Form 10-Q
period 2015-09-30
ARES CAPITAL CORP
filed 2015-11-04
CIK 1287750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2015
Common stock, $0.001 par value	314,468,685

ARES CAPITAL CORPORATION

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in thousands, except per share data)

	As of
	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliate company investments	$6,004,141	$6,270,075
Non-controlled affiliate company investments	176,252	228,716
Controlled affiliate company investments	2,512,087	2,529,588
Total investments at fair value (amortized cost of $8,632,775 and $8,875,095, respectively)	8,692,480	9,028,379
Cash and cash equivalents	247,123	194,555
Interest receivable	135,365	160,981
Receivable for open trades	—	859
Other assets	98,003	112,999
Total assets	$9,172,971	$9,497,773
LIABILITIES
Debt	$3,653,304	$3,924,482
Base management fees payable	33,284	34,497
Income based fees payable	31,842	33,070
Capital gains incentive fees payable	69,820	92,979
Accounts payable and other liabilities	61,395	81,892
Interest and facility fees payable	43,114	46,974
Payable for open trades	410	164
Total liabilities	3,893,169	4,214,058
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share, 500,000 common shares authorized; 314,469 and 314,108 common shares issued and outstanding, respectively	314	314
Capital in excess of par value	5,334,249	5,328,057
Accumulated overdistributed net investment income	(46,251)	(32,846)
Accumulated net realized loss on investments, foreign currency transactions, extinguishment of debt and other assets	(66,768)	(166,668)
Net unrealized gains on investments and foreign currency transactions	58,258	154,858
Total stockholders’ equity	5,279,802	5,283,715
Total liabilities and stockholders’ equity	$9,172,971	$9,497,773
NET ASSETS PER SHARE	$16.79	$16.82

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest income from investments	$128,814	$114,552	$376,257	$314,763
Capital structuring service fees	27,883	21,196	49,410	47,890
Dividend income	4,045	8,345	11,957	21,922
Other income	2,583	3,938	8,683	13,840
Total investment income from non-controlled/non-affiliate company investments	163,325	148,031	446,307	398,415
From non-controlled affiliate company investments:
Interest income from investments	3,629	2,706	10,948	8,901
Capital structuring service fees	—	369	2,205	1,019
Dividend income	38	1,071	1,407	4,569
Other income	66	69	196	472
Total investment income from non-controlled affiliate company investments	3,733	4,215	14,756	14,961
From controlled affiliate company investments:
Interest income from investments	75,494	73,554	220,660	216,822
Capital structuring service fees	1,885	10,147	21,416	25,433
Dividend income	10,000	10,271	40,099	40,671
Management and other fees	6,148	6,359	18,421	18,389
Other income	363	819	2,015	3,351
Total investment income from controlled affiliate company investments	93,890	101,150	302,611	304,666
Total investment income	260,948	253,396	763,674	718,042
EXPENSES:
Interest and credit facility fees	56,618	54,096	171,614	159,740
Base management fees	33,284	32,685	100,221	93,500
Income based fees	31,842	31,345	90,156	85,203
Capital gain incentive fees	(2,628)	13,087	834	24,190
Administrative fees	3,545	3,105	10,515	9,661
Other general and administrative	6,926	6,274	22,652	20,314
Total expenses	129,587	140,592	395,992	392,608
NET INVESTMENT INCOME BEFORE INCOME TAXES	131,361	112,804	367,682	325,434
Income tax expense, including excise tax	884	7,514	7,025	15,817
NET INVESTMENT INCOME	130,477	105,290	360,657	309,617
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS AND FOREIGN CURRENCY TRANSACTIONS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	19,378	21,800	71,182	32,467
Non-controlled affiliate company investments	25,897	58,560	26,230	58,598
Controlled affiliate company investments	—	(6,592)	—	(52,780)
Foreign currency transactions	2,462	2,764	6,327	1,847
Net realized gains	47,737	76,532	103,739	40,132
Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	(23,322)	(9,590)	(47,050)	196
Non-controlled affiliate company investments	(29,859)	(37,439)	(13,463)	9,607
Controlled affiliate company investments	(7,920)	42,076	(34,535)	77,486
Foreign currency transactions	(254)	870	(1,552)	596
Net unrealized gains (losses)	(61,355)	(4,083)	(96,600)	87,885
Net realized and unrealized gains (losses) from investments and foreign currency transactions	(13,618)	72,449	7,139	128,017
REALIZED LOSSES ON EXTINGUISHMENT OF DEBT	—	—	(3,839)	(72)
NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$116,859	$177,739	$363,957	$437,562
BASIC AND DILUTED EARNINGS PER COMMON SHARE (see Note 10)	$0.37	$0.57	$1.16	$1.45
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING (see Note 10)	314,469	310,564	314,350	302,315

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2015

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Investment Funds and Vehicles
CIC Flex, LP (10)	Investment partnership	Limited partnership units (0.94 units)		9/7/2007	$—	$263	(2)
Covestia Capital Partners, LP (10)	Investment partnership	Limited partnership interest (47.00% interest)		6/17/2008	487	1,863	(2)
HCI Equity, LLC (8)(9)(10)	Investment company	Member interest (100.00% interest)		4/1/2010	—	128
Imperial Capital Private Opportunities, LP (10)(28)	Investment partnership	Limited partnership interest (80.00% interest)		5/10/2007	4,134	19,368	(2)
Partnership Capital Growth Fund I, L.P. (10)	Investment partnership	Limited partnership interest (25.00% interest)		6/16/2006	—	732	(2)
Partnership Capital Growth Investors III, L.P. (10)(28)	Investment partnership	Limited partnership interest (2.50% interest)		10/5/2011	2,722	2,900	(2)
PCG-Ares Sidecar Investment II, L.P. (10)(28)	Investment partnership	Limited partnership interest (100.00% interest)		10/31/2014	6,516	8,828	(2)
PCG-Ares Sidecar Investment, L.P. (10)(28)	Investment partnership	Limited partnership interest (100.00% interest)		5/22/2014	2,152	713	(2)
Piper Jaffray Merchant Banking Fund I, L.P. (10)(28)	Investment partnership	Limited partnership interest (2.00% interest)		8/16/2012	1,250	1,332	(2)
Senior Secured Loan Fund LLC (8)(11)(29)	Co-investment vehicle	Subordinated certificates ($2,000,570 par due 12/2024)	8.33% (Libor + 8.00%/M)(23)	10/30/2009	2,000,570	2,000,570
		Member interest (87.50% interest)		10/30/2009	—	—
					2,000,570	2,000,570
VSC Investors LLC (10)	Investment company	Membership interest (1.95% interest)		1/24/2008	879	1,661	(2)
					2,018,710	2,038,358		38.61%
Healthcare Services
Alegeus Technologies Holdings Corp.	Benefits administration and transaction processing provider	Preferred stock (2,997 shares)		12/13/2013	3,087	1,949
		Common stock (3 shares)		12/13/2013	3	—
					3,090	1,949
American Academy Holdings, LLC	Provider of education, training, certification, networking, and consulting services to medical coders and other healthcare professionals	First lien senior secured loan ($8,810 par due 6/2019)	7.00% (Libor + 6.00%/Q)	6/27/2014	8,810	8,810	(2)(19)(22)
		First lien senior secured loan ($52,039 par due 6/2019)	7.00% (Libor + 6.00%/Q)	6/27/2014	52,039	52,039	(3)(19)(22)
		First lien senior secured loan ($3,198 par due 6/2019)	4.00% (Libor + 3.00%/Q)	6/27/2014	3,198	3,198	(4)(22)
					64,047	64,047
AwarePoint Corporation	Healthcare technology platform developer	First lien senior secured loan ($10,000 par due 6/2018)	9.50%	9/5/2014	9,927	10,000	(2)
		Warrant to purchase up to 3,213,367 shares of Series 1 preferred stock		11/14/2014	—	609	(2)
					9,927	10,609
AxelaCare Holdings, Inc. and AxelaCare Investment Holdings, L.P.	Provider of home infusion services	Preferred units (8,664,072 units)		4/12/2013	866	816	(2)
		Common units (87,514 units)		4/12/2013	17	8	(2)
					883	824

As of September 30, 2015

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
CCS Intermediate Holdings, LLC and CCS Group Holdings, LLC (27)	Correctional facility healthcare operator	First lien senior secured revolving loan ($1,350 par due 7/2019)	6.25% (Base Rate + 3.00%/Q)	7/23/2014	1,350	1,282	(2)(22)
		First lien senior secured loan ($6,668 par due 7/2021)	5.00% (Libor + 4.00%/Q)	7/23/2014	6,641	6,335	(2)(22)
		Second lien senior secured loan ($135,000 par due 7/2022)	9.38% (Libor + 8.38%/Q)	7/23/2014	133,847	126,900	(2)(22)
		Class A units (601,937 units)		8/19/2010	—	698	(2)
					141,838	135,215
Correctional Medical Group Companies, Inc. (27)	Correctional facility healthcare operator	First lien senior secured loan ($26,200 par due 9/2021)	6.25% (Base Rate + 3.00%/Q)	9/29/2015	26,200	26,200	(2)(22)
		First lien senior secured loan ($3,738 par due 9/2021)	9.61% (Libor + 8.61%/Q)	9/29/2015	3,738	3,738	(2)(22)
		First lien senior secured loan ($355 par due 9/2021)	10.87% (Base Rate + 7.62%/Q)	9/29/2015	355	355	(2)(22)
		First lien senior secured loan ($40,833 par due 9/2021)	9.61% (Libor + 8.61%/Q)	9/29/2015	40,833	40,833	(3)(22)
		First lien senior secured loan ($3,874 par due 9/2021)	10.87% (Base Rate + 7.62%/Q)	9/29/2015	3,874	3,874	(3)(22)
					75,000	75,000
DCA Investment Holding, LLC (27)	Multi-branded dental practice management company	First lien senior secured loan ($25,137 par due 7/2021)	6.25% (Libor + 5.25%/Q)	7/2/2015	24,894	24,885	(2)(22)
DNAnexus, Inc.	Bioinformatics company	First lien senior secured loan ($10,500 par due 10/2018)	9.25% (Libor + 8.25%/M)	3/21/2014	10,178	10,500	(2)(22)
		Warrant to purchase up to 909,092 units of Series C preferred stock		3/21/2014	—	240	(2)
					10,178	10,740
Global Healthcare Exchange, LLC and GHX Ultimate Parent Corp.	On-demand supply chain automation solutions provider	Class A common stock (2,991 shares)		3/11/2014	2,991	2,991	(2)
		Class B common stock (980 shares)		3/11/2014	30	3,199	(2)
					3,021	6,190
Greenphire, Inc. and RMCF III CIV XXIX, L.P (27)	Software provider for clinical trial management	First lien senior secured loan ($4,000 par due 12/2018)	9.00% (Libor + 8.00%/M)	12/19/2014	4,000	4,000	(2)(22)
		Limited partnership interest (99.90% interest)		12/19/2014	999	999	(2)
					4,999	4,999
INC Research Mezzanine Co-Invest, LLC	Pharmaceutical and biotechnology consulting services	Common units (1,410,000 units)		9/27/2010	—	3,945	(2)
Intermedix Corporation	Revenue cycle management provider to the emergency healthcare industry	Second lien senior secured loan ($112,000 par due 6/2020)	9.25% (Libor + 8.25%/Q)	12/27/2012	112,000	110,880	(2)(22)
LM Acquisition Holdings, LLC (9)	Developer and manufacturer of medical equipment	Class A units (426 units)		9/27/2013	660	1,617	(2)
MC Acquisition Holdings I, LLC	Healthcare professional provider	Class A units (1,338,314 shares)		1/17/2014	1,338	1,948	(2)
MW Dental Holding Corp. (27)	Dental services provider	First lien senior secured revolving loan ($2,000 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	2,000	2,000	(2)(22)
		First lien senior secured loan ($17,762 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	17,762	17,762	(2)(22)
		First lien senior secured loan ($24,295 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	24,295	24,295	(2)(22)
		First lien senior secured loan ($47,867 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	47,867	47,867	(3)(22)
		First lien senior secured loan ($19,795 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	19,795	19,795	(4)(22)
					111,719	111,719
My Health Direct, Inc. (27)	Healthcare scheduling exchange software solution provider	First lien senior secured loan ($2,800 par due 1/2018)	10.75%	9/18/2014	2,736	2,800	(2)
		Warrant to purchase up to 4,548 shares of Series D preferred stock		9/18/2014	39	40	(2)
					2,775	2,840

As of September 30, 2015

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Napa Management Services Corporation	Anesthesia management services provider	First lien senior secured loan ($36,734 par due 2/2019)	9.05% (Libor + 8.05%/Q)	4/15/2011	36,734	36,734	(2)(22)
		First lien senior secured loan ($33,266 par due 2/2019)	9.05% (Libor + 8.05%/Q)	4/15/2011	33,224	33,266	(3)(22)
		Common units (5,345 units)		4/15/2011	5,764	14,159	(2)
					75,722	84,159
Netsmart Technologies, Inc. and NS Holdings, Inc.	Healthcare technology provider	Second lien senior secured loan ($90,000 par due 8/2019)	10.50% (Libor + 9.50%/Q)	2/27/2015	90,000	88,200	(2)(22)
		Common stock (2,500,000 shares)		6/21/2010	760	2,587	(2)
					90,760	90,787
New Trident Holdcorp, Inc.	Outsourced mobile diagnostic healthcare service provider	Second lien senior secured loan ($80,000 par due 7/2020)	10.25% (Libor + 9.00%/Q)	8/6/2013	78,846	76,000	(2)(22)
Nodality, Inc.	Biotechnology company	First lien senior secured loan ($7,269 par due 2/2018)	8.90%	4/25/2014	7,111	7,269	(2)
		First lien senior secured loan ($2,940 par due 8/2018)	8.90%	4/25/2014	2,864	2,940	(2)
		Warrant to purchase up to 164,179 shares of Series B preferred stock		4/25/2014	—	41	(2)
					9,975	10,250
OmniSYS Acquisition Corporation, OmniSYS, LLC, and OSYS Holdings, LLC (27)	Provider of technology-enabled solutions to pharmacies	First lien senior secured loan ($12,372 par due 11/2018)	8.50% (Libor + 7.50%/Q)	11/21/2013	12,372	12,372	(2)(22)
		First lien senior secured loan ($6,953 par due 11/2018)	8.50% (Libor + 7.50%/Q)	11/21/2013	6,953	6,953	(4)(22)
		Limited liability company membership interest (1.57%)		11/21/2013	1,000	1,188	(2)
					20,325	20,513
Patterson Medical Supply, Inc.	Distributor of rehabilitation supplies and equipment	Second lien senior secured loan ($19,000 par due 8/2023)	8.75% (Libor + 7.75%/Q)	9/2/2015	18,810	18,810	(2)(22)
PerfectServe, Inc. (27)	Communications software platform provider for hospitals and physician practices	First lien senior secured loan ($9,000 par due 3/2020)	9.00% (Libor + 8.00%/Q)	9/15/2015	8,640	9,000	(2)(22)
		Warrant to purchase up to 28,428 units of Series C preferred stock		9/15/2015	180	180	(2)
		Warrant to purchase up to 34,113 units of Series C preferred stock		12/26/2013	—	215	(2)
					8,820	9,395
Physiotherapy Associates Holdings, Inc.	Physical therapy provider	Class A common stock (100,000 shares)		12/31/2013	3,090	4,944
POS I Corp. (fka Vantage Oncology, Inc.)	Radiation oncology care provider	Common stock (62,157 shares)		2/3/2011	4,670	1,011	(2)
Press Ganey Holdings, Inc.	Provider of patient surveys, management reports and national databases for the integrated healthcare delivery system	Common stock (47,987 shares)		5/27/2015	292	1,425	(2)
Reed Group Holdings, LLC	Medical disability management services provider	Equity interests		4/1/2010	—	—	(2)
Respicardia, Inc.	Developer of implantable therapies to improve cardiovascular health	Warrant to purchase up to 99,094 shares of Series C preferred stock		6/28/2012	38	28	(2)
Sage Products Holdings III, LLC	Patient infection control and preventive care solutions provider	Second lien senior secured loan ($108,679 par due 6/2020)	9.25% (Libor + 8.00%/Q)	12/13/2012	108,504	108,679	(2)(22)
Sarnova HC, LLC, Tri-Anim Health Services, Inc., and BEMS Holdings, LLC	Distributor of emergency medical service and respiratory products	Second lien senior secured loan ($60,000 par due 9/2018)	8.75% (Libor + 8.00%/M)	6/30/2014	60,000	60,000	(2)(22)
SurgiQuest, Inc.	Medical device company	Warrant to purchase up to 54,672 shares of Series D-4 convertible preferred stock		9/28/2012	—	—	(2)
Transaction Data Systems, Inc.	Pharmacy management software provider	Second lien senior secured loan ($27,500 par due 6/2022)	9.25% (Libor + 8.25%/M)	6/15/2015	27,500	27,500	(2)(22)

As of September 30, 2015

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
U.S. Anesthesia Partners, Inc.	Anesthesiology service provider	Second lien senior secured loan ($50,000 par due 9/2020)	9.00% (Libor + 8.00%/Q)	9/24/2014	50,000	50,000	(2)(22)
Urgent Cares of America Holdings I, LLC	Operator of urgent care clinics	Preferred units (6,000,000 units)		6/11/2015	6,000	6,000
		Series A common units (2,000,000 units)		6/11/2015	2,000	1,888
		Series C common units (800,507 units)		6/11/2015	—	608
					8,000	8,496
Young Innovations, Inc.	Dental supplies and equipment manufacturer	Second lien senior secured loan ($45,000 par due 7/2019)	9.00% (Libor + 8.00%/Q)	5/30/2014	45,000	45,000	(2)(22)
					1,176,721	1,184,404		22.43%
Other Services
American Residential Services L.L.C.	Heating, ventilation and air conditioning services provider	Second lien senior secured loan ($50,000 par due 12/2021)	9.00% (Libor + 8.00%/Q)	6/30/2014	49,583	50,000	(2)(22)
Community Education Centers, Inc. and CEC Parent Holdings LLC (8)	Offender re-entry and in-prison treatment services provider	First lien senior secured loan ($13,957 par due 12/2017)	6.25% (Libor + 5.25%/Q)	12/10/2010	13,957	13,957	(2)(13)(22)
		First lien senior secured loan ($329 par due 12/2017)	7.50% (Base Rate + 4.25%/Q)	12/10/2010	329	329	(2)(13)(22)
		Second lien senior secured loan ($21,985 par due 6/2018)	15.33% (Libor + 15.00%/Q)	12/10/2010	21,895	21,895	(2)
		Class A senior preferred units (7,846 units)		3/27/2015	9,384	9,125	(2)
		Class A junior preferred units (26,154 units)		3/27/2015	19,833	10,591	(2)
		Class A common units (134 units)		3/27/2015	—	—	(2)
					65,398	55,897
Competitor Group, Inc. and Calera XVI, LLC (27)	Endurance sports media and event operator	First lien senior secured revolving loan ($3,750 par due 11/2018)	9.00% (Libor + 7.75%/Q)	11/30/2012	3,750	3,375	(2)(22)
		First lien senior secured loan ($23,473 par due 11/2018)	10.50% (Libor + 7.75% Cash, 1.50% PIK /Q)	11/30/2012	23,473	21,126	(2)(22)
		First lien senior secured loan ($28,743 par due 11/2018)	10.50% (Libor + 7.75% Cash, 1.50% PIK /Q)	11/30/2012	28,743	25,869	(3)(22)
		Membership units (2,522,512 units)		11/30/2012	2,523	82	(2)(10)
					58,489	50,452
Crown Health Care Laundry Services, Inc. and Crown Laundry Holdings, LLC (7)(27)	Provider of outsourced healthcare linen management solutions	First lien senior secured revolving loan ($500 par due 3/2019)	7.25% (Libor + 6.00%/Q)	3/13/2014	500	500	(2)(22)(25)
		First lien senior secured loan ($23,432 par due 3/2019)	7.25% (Libor + 6.00%/Q)	3/13/2014	23,432	23,432	(3)(22)
		Class A preferred units (2,475,000 units)		3/13/2014	2,475	3,587	(2)
		Class B common units (275,000 units)		3/13/2014	275	399	(2)
					26,682	27,918
Dwyer Acquisition Parent, Inc. and TDG Group Holding Company	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan ($52,670 par due 2/2020)	11.00%	8/15/2014	52,670	52,670	(2)
		Senior subordinated loan ($31,500 par due 2/2020)	11.00%	6/12/2015	31,500	31,500	(2)
		Common stock (32,843 shares)		8/15/2014	3,378	3,727	(2)
					87,548	87,897
Massage Envy, LLC (27)	Franchisor in the massage industry	First lien senior secured loan ($8,017 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	8,017	8,017	(2)(22)
		First lien senior secured loan ($46,434 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	46,434	46,434	(3)(22)
		First lien senior secured loan ($19,469 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	19,469	19,469	(4)(22)
		Common stock (3,000,000 shares)		9/27/2012	3,000	4,790	(2)
					76,920	78,710

As of September 30, 2015

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
McKenzie Sports Products, LLC (27)	Designer, manufacturer and distributor of hunting-related supplies	First lien senior secured loan ($39,500 par due 9/2020)	6.75% (Libor + 5.75%/M)	9/18/2014	39,500	39,105	(2)(14)(22)
		First lien senior secured loan ($45,000 par due 9/2020)	6.75% (Libor + 5.75%/M)	9/18/2014	45,000	44,550	(3)(14)(22)
					84,500	83,655
OpenSky Project, Inc.	Social commerce platform operator	First lien senior secured loan ($2,400 par due 9/2017)	10.00%	6/4/2014	2,378	2,400	(2)
		Warrant to purchase up to 159,496 shares of Series D preferred stock		6/29/2015	48	—	(2)
					2,426	2,400
Osmose Holdings, Inc.	Provider of structural integrity management services to transmission and distribution infrastructure	Second lien senior secured loan ($25,000 par due 8/2023)	10.00% (Base Rate + 6.75%/Q)	9/3/2015	24,505	24,750	(2)(22)
PODS, LLC	Storage and warehousing	Second lien senior secured loan ($17,500 par due 2/2023)	9.25% (Libor + 8.25%/Q)	2/2/2015	17,338	17,500	(2)(22)
Spin HoldCo Inc.	Laundry service and equipment provider	Second lien senior secured loan ($140,000 par due 5/2020)	8.00% (Libor + 7.00%/M)	5/14/2013	140,000	135,800	(2)(22)
Surface Dive, Inc.	SCUBA diver training and certification provider	Second lien senior secured loan ($72,000 par due 1/2022)	10.25% (Libor + 9.25%/Q)	1/29/2015	71,596	72,000	(2)(22)
		Second lien senior secured loan ($53,686 par due 1/2022)	9.00% (Libor + 8.00%/Q)	7/28/2015	53,686	53,686	(2)(22)
					125,282	125,686
TWH Water Treatment Industries, Inc., TWH Filtration Industries, Inc. and TWH Infrastructure Industries, Inc. (27)	Wastewater infrastructure repair, treatment and filtration holding company	First lien senior secured loan ($2,240 par due 10/2019)	10.25% (Libor + 9.25%/Q)	10/10/2014	2,240	2,240	(2)(22)
		First lien senior secured loan ($36,400 par due 10/2019)	10.25% (Libor + 9.25%/Q)	10/10/2014	36,400	36,400	(3)(22)
					38,640	38,640
Wash Multifamily Acquisition Inc. and Coinmatic Canada Inc.	Laundry service and equipment provider	Second lien senior secured loan ($3,726 par due 5/2023)	8.00% (Libor + 7.00%/M)	5/14/2015	3,655	3,614	(2)(22)
		Second lien senior secured loan ($21,274 par due 5/2023)	8.00% (Libor + 7.00%/M)	5/14/2015	20,866	20,636	(2)(22)
					24,521	24,250
					821,832	803,555		15.22%
Consumer Products
Feradyne Outdoors, LLC and Bowhunter Holdings, LLC	Provider of branded archery and bowhunting accessories	First lien senior secured loan ($4,500 par due 3/2019)	4.00% (Libor + 3.00%/Q)	4/24/2014	4,500	4,410	(2)(22)
		First lien senior secured loan ($9,500 par due 3/2019)	6.55% (Libor + 5.55%/Q)	4/24/2014	9,500	9,215	(2)(18)(22)
		First lien senior secured loan ($6,742 par due 3/2019)	4.00% (Libor + 3.00%/Q)	4/24/2014	6,742	6,607	(2)(22)
		First lien senior secured loan ($50,100 par due 3/2019)	6.55% (Libor + 5.55%/Q)	4/24/2014	50,100	48,597	(3)(18)(22)
		Common units (373 units)		4/24/2014	3,733	3,654	(2)
					74,575	72,483
Implus Footcare, LLC	Provider of footwear and other accessories	First lien senior secured loan ($4,987 par due 4/2021)	7.00% (Libor + 6.00%/Q)	4/30/2015	4,912	4,912	(2)(22)
Indra Holdings Corp.	Designer, marketer, and distributor of rain and cold weather products	Second lien senior secured loan ($80,000 par due 11/2021)	8.50% (Libor + 7.50%/Q)	5/1/2014	78,943	76,000	(2)(22)
Matrixx Initiatives, Inc. and Wonder Holdings Acquisition Corp.	Developer and marketer of OTC healthcare products	Warrant to purchase up to 1,654,678 shares of common stock		7/27/2011	—	396	(2)
		Warrant to purchase up to 1,120 shares of preferred stock		7/27/2011	—	1,315	(2)
					—	1,711
Oak Parent, Inc.	Manufacturer of athletic apparel	First lien senior secured loan ($2,624 par due 4/2018)	7.50% (Libor + 7.00%/Q)	4/2/2012	2,621	2,624	(3)(22)

As of September 30, 2015

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($8,355 par due 4/2018)	7.50% (Libor + 7.00%/Q)	4/2/2012	8,338	8,355	(4)(22)
					10,959	10,979
PG-ACP Co-Invest, LLC	Supplier of medical uniforms, specialized medical footwear and accessories	Class A membership units (1,000,0000 units)		8/29/2012	1,000	1,379	(2)
Plantation Products, LLC, Seed Holdings, Inc. and Flora Parent, Inc.	Provider of branded lawn and garden products	Second lien senior secured loan ($66,000 par due 6/2021)	9.54% (Libor + 8.54%/Q)	12/23/2014	65,667	66,000	(2)(22)
		Common stock (30,000 shares)		12/23/2014	3,000	4,251	(2)
					68,667	70,251
Shock Doctor, Inc. and Shock Doctor Holdings, LLC (7)	Developer, marketer and distributor of sports protection equipment and accessories	Second lien senior secured loan ($75,000 par due 10/2021)	11.50% (Libor + 10.50%/Q)	4/22/2015	75,000	75,000	(2)(22)
		Class A preferred units (50,000 units)		3/14/2014	5,000	5,249	(2)
		Class C preferred units (50,000 units)		4/22/2015	5,000	5,249	(2)
					85,000	85,498
The Hygenic Corporation	Designer, manufacturer and marketer of branded wellness products	Second lien senior secured loan ($70,000 par due 4/2021)	9.75% (Libor + 8.75%/Q)	2/27/2015	70,000	69,300	(2)(22)
The Step2 Company, LLC (8)	Toy manufacturer	Second lien senior secured loan ($27,583 par due 9/2019)	10.00%	4/1/2010	27,478	27,583	(2)
		Second lien senior secured loan ($4,500 par due 9/2019)	10.00%	3/13/2014	4,500	4,500	(2)
		Second lien senior secured loan ($41,601 par due 9/2019)		4/1/2010	30,802	12,480	(2)(21)
		Common units (1,116,879 units)		4/1/2011	24	—
		Class B common units (126,278,000 units)		10/30/2014	—	—	(2)
		Warrant to purchase up to 3,157,895 units		4/1/2010	—	—
					62,804	44,563
Varsity Brands Holding Co., Inc., Hercules Achievement, Inc., Hercules Achievement Holdings, Inc. and Hercules VB Holdings, Inc.	Leading manufacturer and distributor of textiles, apparel & luxury goods	Second lien senior secured loan ($91,698 par due 12/2022)	9.75% (Libor + 8.75%/Q)	12/11/2014	90,873	91,698	(2)(22)
		Second lien senior secured loan ($55,576 par due 12/2022)	9.75% (Libor + 8.75%/Q)	12/11/2014	55,073	55,576	(2)(22)
		Common stock (3,353,371 shares)		12/11/2014	4,147	5,238	(2)
		Common stock (3,353,371 shares)		12/11/2014	3,353	4,236	(2)
					153,446	156,748
					610,306	593,824		11.25%
Power Generation
Alphabet Energy, Inc.	Technology developer to convert waste-heat into electricity	First lien senior secured loan ($1,680 par due 7/2017)	9.50%	12/16/2013	1,640	1,680	(2)
		First lien senior secured loan ($2,420 par due 7/2017)	9.62%	12/16/2013	2,303	2,420	(2)
		Series B preferred stock (74,449 shares)		2/26/2014	250	402	(2)
		Warrant to purchase up to 59,524 shares of Series B preferred stock		12/16/2013	146	121	(2)
					4,339	4,623
Bicent (California) Holdings LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($49,523 par due 2/2021)	8.25% (Libor + 7.25%/Q)	2/6/2014	49,523	49,523	(2)(22)
Brush Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($801 par due 8/2020)	7.50% (Base Rate + 4.25%/Q)	8/1/2013	801	801	(2)(22)
		First lien senior secured loan ($47,640 par due 8/2020)	6.25% (Libor + 5.25%/Q)	8/1/2013	47,640	47,640	(2)(22)

As of September 30, 2015

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($172 par due 8/2020)	7.50% (Base Rate + 4.25%/Q)	8/1/2013	172	172	(4)(22)
		First lien senior secured loan ($9,828 par due 8/2020)	6.25% (Libor + 5.25%/Q)	8/1/2013	9,828	9,828	(4)(22)
					58,441	58,441
CPV Maryland Holding Company II, LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($43,907 par due 12/2020)	5.00% Cash, 5.00% PIK	8/8/2014	44,460	44,460	(2)
		Warrant to purchase up to 4 units of common stock		8/8/2014	—	200	(2)
					44,460	44,660
DESRI VI Management Holdings, LLC	Wind power generation facility operator	Senior subordinated loan ($26,500 par due 12/2021)	9.75%	12/24/2014	26,500	26,500	(2)
		Non-controlling units (10.0 units)		12/24/2014	1,483	1,483	(2)
					27,983	27,983
Grant Wind Holdings II, LLC	Wind power generation facility	Senior subordinated loan ($23,400 par due 7/2016)	10.00%	9/8/2015	23,400	23,400	(2)
Green Energy Partners, Stonewall LLC and Panda Stonewall Intermediate Holdings II LLC (27)	Gas turbine power generation facilities operator	Senior subordinated loan ($85,374 par due 12/2021)	8.00% Cash, 5.25% PIK	11/13/2014	85,374	84,520	(2)
Joule Unlimited Technologies, Inc. and Stichting Joule Global Foundation (27)	Renewable fuel and chemical production developer	First lien senior secured loan ($10,000 par due 10/2018)	10.00% (Libor + 9.00%/M)	3/31/2015	9,871	10,000	(2)(22)
		Warrant to purchase up to 32,051 shares of Series C-2 preferred stock		7/25/2013	—	31	(2)(9)
					9,871	10,031
Kay Wind Holdings II, LLC	Wind power generation facility	Senior subordinated loan ($28,760 par due 12/2015)	10.25%	3/31/2015	28,700	28,760	(2)
La Paloma Generating Company, LLC	Natural gas fired, combined cycle plant operator	Second lien senior secured loan ($10,000 par due 2/2020)	9.25% (Libor + 8.25%/Q)	2/20/2014	9,702	7,700	(2)(22)
Moxie Liberty LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($35,000 par due 8/2020)	7.50% (Libor + 6.50%/Q)	8/21/2013	34,698	34,650	(2)(22)
Moxie Patriot LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($35,000 par due 12/2020)	6.75% (Libor + 5.75%/Q)	12/19/2013	34,706	34,300	(2)(22)
Panda Sherman Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($32,186 par due 9/2018)	9.00% (Libor + 7.50%/Q)	9/14/2012	32,186	30,577	(2)(22)
Panda Temple Power II, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($20,000 par due 4/2019)	7.25% (Libor + 6.00%/Q)	4/3/2013	19,878	18,600	(2)(22)
Panda Temple Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($24,875 par due 3/2022)	7.25% (Libor + 6.25%/Q)	3/6/2015	23,666	23,134	(2)(22)
PERC Holdings 1 LLC	Operator of recycled energy, combined heat and power, and energy efficiency facilities	Class B common units (21,653,543 units)		10/20/2014	21,654	22,501	(2)
					508,581	503,403		9.53%
Business Services
2329497 Ontario Inc. (9)	Outsourced data center infrastructure and related services provider	Second lien senior secured loan ($42,480 par due 6/2019)	10.50% (Libor + 9.25%/M)	12/13/2013	43,153	28,991	(2)(22)
Brandtone Holdings Limited (9)(27)	Mobile communications and marketing services provider	First lien senior secured loan ($5,674 par due 11/2018)	9.50% (Libor + 8.50%/M)	5/11/2015	5,520	5,674	(2)(22)
		First lien senior secured loan ($3,295 par due 1/2019)	9.50% (Libor + 8.50%/M)	5/11/2015	3,197	3,295	(2)(22)
		Warrant to purchase up to 115,002 units of Series Three participating convertible preferred ordinary shares		5/11/2015	—	1	(2)
					8,717	8,970
CallMiner, Inc.	Provider of cloud-based conversational analytics solutions	First lien senior secured loan ($3,879 par due 5/2018)	10.00%	7/23/2014	3,859	3,879	(2)

As of September 30, 2015

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($2,000 par due 9/2018)	10.00%	7/23/2014	1,989	2,000	(2)
		Warrant to purchase up to 2,350,636 shares of Series 1 preferred stock		7/23/2014	—	—	(2)
					5,848	5,879
CIBT Investment Holdings, LLC (27)	Expedited travel document processing services	Class A shares (2,500 shares)		12/15/2011	2,500	4,005	(2)
CMW Parent, LLC (fka BlackArrow, Inc.)	Advertising and data solutions software platform provider	Series A units (32 units)		9/11/2015	—	—	(2)
Command Alkon, Incorporated and CA Note Issuer, LLC	Software solutions provider to the ready-mix concrete industry	Second lien senior secured loan ($10,000 par due 8/2020)	9.25% (Libor + 8.25%/Q)	9/28/2012	10,000	10,000	(2)(22)
		Second lien senior secured loan ($26,500 par due 8/2020)	9.25% (Libor + 8.25%/Q)	9/28/2012	26,500	26,500	(2)(22)
		Second lien senior secured loan ($11,500 par due 8/2020)	9.25% (Libor + 8.25%/Q)	9/28/2012	11,500	11,500	(2)(22)
		Senior subordinated loan ($19,600 par due 8/2021)	14.00% PIK	8/8/2014	19,600	19,600	(2)
					67,600	67,600
Compuware Parent, LLC	Web and mobile cloud performance testing and monitoring services provider	Class A-1 common stock (4,132 units)		12/15/2014	2,250	2,203	(2)
		Class B-1 common stock (4,132 units)		12/15/2014	450	441	(2)
		Class C-1 common stock (4,132 units)		12/15/2014	300	294	(2)
		Class A-2 common stock (4,132 units)		12/15/2014	—	—	(2)
		Class B-2 common stock (4,132 units)		12/15/2014	—	—	(2)
		Class C-2 common stock (4,132 units)		12/15/2014	—	—	(2)
					3,000	2,938
Coverall North America, Inc.	Commercial janitorial services provider	Letter of credit facility		1/17/2013	—	—	(26)
Directworks, Inc. and Co-Exprise Holdings, Inc. (27)	Provider of cloud-based software solutions for direct materials sourcing and supplier management for manufacturers	First lien senior secured loan ($2,500 par due 4/2018)	10.25% (Libor + 9.25%/M)	12/19/2014	2,500	2,500	(2)(22)
		Warrant to purchase up to 1,875,000 shares of Series 1 preferred stock		12/19/2014	—	—	(2)
					2,500	2,500
DTI Holdco, Inc. and OPE DTI Holdings, Inc.	Provider of legal process outsourcing and managed services	First lien senior secured loan ($992 par due 8/2020)	5.75% (Libor + 4.75%/Q)	8/19/2014	992	973	(2)(22)
		Class A common stock (7,500 shares)		8/19/2014	7,500	7,959	(2)
		Class B common stock (7,500 shares)		8/19/2014	—	—	(2)
					8,492	8,932
EN Engineering, L.L.C (27)	National utility services firm providing engineering and consulting services to natural gas, electric power and other energy & industrial end markets	First lien senior secured loan ($30,424 par due 6/2021)	7.00% (Libor + 6.00%/Q)	6/30/2015	30,224	30,424	(2)(22)
Faction Holdings, Inc. and The Faction Group LLC (fka PeakColo Holdings, Inc.) (27)	Wholesaler of cloud-based software applications and services	First lien senior secured revolving loan ($1,500 par due 10/2016)	7.50% (Base + 4.25%/M)	11/3/2014	1,500	1,500	(2)(22)
		First lien senior secured loan ($4,000 par due 11/2018)	9.75% (Libor + 8.75%/M)	11/3/2014	3,926	4,000	(2)(22)
		Warrant to purchase up to 2,037 shares of Series A preferred stock		11/3/2014	93	93	(2)
					5,519	5,593

As of September 30, 2015

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
First Insight, Inc.	Software company providing merchandising and pricing solutions to companies worldwide	Warrant to purchase up to 122,827 units of Series C preferred stock		3/20/2014	—	13	(2)
HCPro, Inc. and HCP Acquisition Holdings, LLC (8)	Healthcare compliance advisory services	Senior subordinated loan ($9,498 par due 5/2015)		3/5/2013	2,691	—	(2)(21)
		Class A units (14,293,110 units)		6/26/2008	12,793	—	(2)
					15,484	—
iControl Networks, Inc. and uControl Acquisition, LLC	Software and services company for the connected home market	Second lien senior secured loan ($20,000 par due 3/2019)	9.50% (Libor + 8.50%/Q)	2/19/2015	19,659	20,075	(2)(20)(22)
		Warrant to purchase up to 385,616 shares of Series D preferred stock		2/19/2015	—	173	(2)
					19,659	20,248
IfByPhone Inc.	Voice-based marketing automation software provider	Warrant to purchase up to 124,300 shares of Series C preferred stock		10/15/2012	88	71	(2)
Interactions Corporation	Developer of a speech recognition software based customer interaction system	First lien senior secured loan ($2,500 par due 7/2019)	9.85% (Libor + 8.85%/Q)	6/16/2015	2,174	2,500	(2)(22)
		First lien senior secured loan ($22,500 par due 7/2019)	9.85% (Libor + 8.85%/Q)	6/16/2015	22,131	22,500	(5)(22)
		Warrant to purchase up to 68,187 shares of Series G-3 convertible preferred stock		6/16/2015	303	303	(2)
					24,608	25,303
Investor Group Services, LLC (7)	Business consulting for private equity and corporate clients	Limited liability company membership interest (5.17% interest)		6/22/2006	—	387
iPipeline, Inc. and iPipeline Holdings, Inc. (27)	Provider of software as a service based software solutions to the insurance and financial services industry	First lien senior secured loan ($27,000 par due 8/2022)	8.25% (Libor + 7.25%/Q)	8/4/2015	27,000	27,000	(2)(22)
		First lien senior secured loan ($45,000 par due 8/2022)	8.25% (Libor + 7.25%/Q)	8/4/2015	45,000	45,000	(3)(22)
		Preferred stock (1,485 shares)		8/4/2015	1,485	1,485	(2)
		Common stock (647,542 shares)		8/4/2015	15	15	(2)
					73,500	73,500
IronPlanet, Inc. (27)	Online auction platform provider for used heavy equipment	First lien senior secured revolving loan		9/24/2013	—	—	(2)(24)
		Warrant to purchase to up to 133,333 shares of Series C preferred stock		9/24/2013	214	203	(2)
					214	203
Itel Laboratories, Inc. (27)	Data services provider for building materials to property insurance industry	Preferred units (1,798,391 units)		6/29/2012	1,000	1,147	(2)
Market Track Holdings, LLC	Business media consulting services company	Preferred stock (1,685 shares)		12/13/2013	2,221	2,291
		Common stock (16,251 shares)		12/13/2013	2,221	2,503
					4,442	4,794
Maximus Holdings, LLC	Provider of software simulation tools and related services	Warrant to purchase up to 1,050,013 shares of common stock		12/13/2013	—	—
Multi-Ad Services, Inc. (7)	Marketing services and software provider	Preferred units (1,725,280 units)		4/1/2010	788	2,938
		Common units (1,725,280 units)		4/1/2010	—	—
					788	2,938
MVL Group, Inc. (8)	Marketing research provider	Senior subordinated loan ($436 par due 7/2012)		4/1/2010	226	226	(2)(21)
		Common stock (560,716 shares)		4/1/2010	—	—	(2)
					226	226

As of September 30, 2015

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
NAS, LLC, Nationwide Marketing Group, LLC and Nationwide Administrative Services, Inc.	Buying and marketing services organization for appliance, furniture and consumer electronics dealers	Second lien senior secured loan ($24,100 par due 12/2021)	9.75% (Libor + 8.75%/Q)	6/1/2015	24,100	24,100	(2)(22)
PHL Investors, Inc., and PHL Holding Co. (8)	Mortgage services	Class A common stock (576 shares)		7/31/2012	3,768	—	(2)
Poplicus Incorporated	Business intelligence and market analytics platform provider	First lien senior secured loan ($5,000 par due 7/2019)	8.50% (Libor + 7.50%/M)	6/25/2015	4,743	4,850	(5)(22)
		Warrant to purchase up to 2,402,991 shares of Series C preferred stock		6/25/2015	125	125	(5)
					4,868	4,975
PowerPlan, Inc.	Fixed asset financial management software provider	Second lien senior secured loan ($80,000 par due 2/2023)	10.75% (Libor + 9.75%/Q)	2/23/2015	79,275	80,000	(2)(22)
		Class A common stock (1,980 shares)		2/23/2015	1,980	2,724	(2)
		Class B common stock (989,011 shares)		2/23/2015	20	28	(2)
					81,275	82,752
Powersport Auctioneer Holdings, LLC	Powersport vehicle auction operator	Common units (1,972 units)		3/2/2012	1,000	1,075	(2)
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	196	(2)
Rocket Fuel Inc.	Provider of open and integrated software for digital marketing optimization	Common stock (11,405 units)		9/9/2014	40	26	(2)
Ship Investor & Cy S.C.A. (9)	Payment processing company	Common stock (936,693 shares)		12/13/2013	1,729	3,625
Sonian Inc.	Cloud-based email archiving platform	First lien senior secured loan ($7,500 par due 9/2019)	9.00% (Libor + 8.00%/Q)	9/9/2015	7,295	7,275	(5)(22)
		Warrant to purchase up to 169,045 shares of Series C preferred stock		9/9/2015	93	93	(5)
					7,388	7,368
Talari Networks, Inc.	Networking equipment Company	First lien senior secured loan ($6,000 par due 12/2018)	9.75% (Libor + 8.75%/M)	8/3/2015	5,893	5,940	(5)(22)
		Warrant to purchase up to 421,052 shares of Series D-1 preferred stock		8/3/2015	50	50	(5)
					5,943	5,990
TraceLink, Inc. (27)	Supply chain management software provider for the pharmaceutical industry	First lien senior secured loan ($4,500 par due 1/2019)	8.50% (Libor + 7.00%/M)	1/2/2015	4,406	4,500	(2)(22)
		Warrant to purchase up to 283,353 shares of Series A-2 preferred stock		1/2/2015	146	1,040	(2)
					4,552	5,540
Velocity Holdings Corp.	Hosted enterprise resource planning application management services provider	Common units (1,713,546 units)		12/13/2013	4,503	2,795
					456,978	433,104		8.20%
Financial Services
AllBridge Financial, LLC (8)	Asset management services	Equity interests		4/1/2010	1,140	7,369
Callidus Capital Corporation (8)	Asset management services	Common stock (100 shares)		4/1/2010	3,000	1,678
Ciena Capital LLC (8)(27)	Real estate and small business loan servicer	First lien senior secured revolving loan ($14,000 par due 12/2016)	6.00%	11/29/2010	14,000	14,000	(2)
		First lien senior secured loan ($750 par due 12/2016)	12.00%	11/29/2010	750	750	(2)
		First lien senior secured loan ($7,500 par due 12/2016)	12.00%	11/29/2010	7,500	7,500	(2)
		First lien senior secured loan ($3,750 par due 12/2016)	12.00%	11/29/2010	3,750	3,750	(2)
		Equity interests		11/29/2010	46,374	28,711	(2)
					72,374	54,711
Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($28,000 par due 5/2018)	12.75%	5/10/2012	28,000	28,000	(2)

As of September 30, 2015

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Gordian Acquisition Corp.	Financial services firm	Common stock (526 shares)		11/30/2012	—	—	(2)
Imperial Capital Group LLC	Investment services	Class A common units (17,307 units)		5/10/2007	9,832	14,333	(2)
		2006 Class B common units (5,670 units)		5/10/2007	2	3	(2)
		2007 Class B common units (707 units)		5/10/2007	—	—	(2)
					9,834	14,336
Ivy Hill Asset Management, L.P. (8)(10)	Asset management services	Member interest (100.00% interest)		6/15/2009	170,961	241,261
Javlin Three LLC, Javlin Four LLC, and Javlin Five LLC (10)(27)	Asset-backed financial services company	First lien senior secured revolving loan ($50,960 par due 6/2017)	8.45% (Libor + 8.25%/M)	6/24/2014	50,960	50,960	(2)
LSQ Funding Group, L.C. and LM LSQ Investors LLC (10)(27)	Asset based lender	Senior subordinated loan ($30,000 par due 6/2021)	10.50%	6/25/2015	30,000	30,000	(2)
		Membership units (3,000,000 units)		6/25/2015	3,000	3,000
					33,000	33,000
					369,269	431,315		8.17%
Manufacturing
Cambrios Technologies Corporation	Nanotechnology-based solutions for electronic devices and computers	Warrant to purchase up to 400,000 shares of Series D-4 convertible preferred stock		8/7/2012	—	13	(2)
Chariot Acquisition, LLC (27)	Distributor and designer of aftermarket golf cart parts and accessories	First lien senior secured loan ($69,000 par due 9/2021)	7.25% (Libor + 6.25%/Q)	9/30/2015	69,000	69,000	(2)(22)
Component Hardware Group, Inc. (27)	Commercial equipment	First lien senior secured revolving loan ($2,241 par due 7/2019)	5.50% (Libor + 4.50%/M)	7/1/2013	2,241	2,218	(2)(22)
		First lien senior secured loan ($8,083 par due 7/2019)	5.50% (Libor + 4.50%/M)	7/1/2013	8,083	8,002	(4)(22)
					10,324	10,220
Harvey Tool Company, LLC and Harvey Tool Holding, LLC (27)	Cutting tool provider to the metalworking industry	First lien senior secured revolving loan ($45 par due 3/2019)	6.00% (Libor + 5.00%/Q)	3/28/2014	45	45	(2)(22)
		Senior subordinated loan ($27,925 par due 9/2020)	11.00%	8/13/2015	27,925	27,925	(2)
		Class A membership units (750 units)		3/28/2014	896	1,432	(2)
					28,866	29,402
Ioxus, Inc.	Energy storage devices	First lien senior secured loan ($10,000 par due 11/2017)	11.00%	4/29/2014	9,760	9,000	(2)
		Warrant to purchase up to 717,751 shares of Series AA preferred stock		4/29/2014	—	—	(2)
					9,760	9,000
Mac Lean-Fogg Company	Intelligent transportation systems products in the traffic and rail industries	Senior subordinated loan ($102,909 par due 10/2023)	9.50% Cash, 1.50% PIK	10/31/2013	102,909	102,909	(2)
MWI Holdings, Inc.	Engineered springs, fasteners, and other precision components	First lien senior secured loan ($28,274 par due 3/2019)	9.38% (Libor + 8.13%/Q)	6/15/2011	28,274	28,274	(3)(22)
		First lien senior secured loan ($20,000 par due 3/2019)	9.38% (Libor + 8.13%/Q)	6/15/2011	20,000	20,000	(4)(22)
					48,274	48,274
Niagara Fiber Intermediate Corp. (27)	Insoluble fiber filler products	First lien senior secured revolving loan ($1,881 par due 5/2018)	6.75% (Libor + 5.50%/M)	5/8/2014	1,869	1,599	(2)(22)
		First lien senior secured loan ($15,097 par due 5/2018)	6.75% (Libor + 5.50%/M)	5/8/2014	14,998	12,833	(2)(22)
					16,867	14,432
Nordco Inc. (27)	Designer and manufacturer of railroad maintenance-of-way machinery	First lien senior secured loan ($70,437 par due 8/2020)	7.25% (Libor + 6.25%/Q)	8/26/2015	70,437	70,437	(2)(22)
Pelican Products, Inc.	Flashlights	Second lien senior secured loan ($40,000 par due 4/2021)	9.25% (Libor + 8.25%/Q)	4/11/2014	39,953	40,000	(2)(22)
Saw Mill PCG Partners LLC	Metal precision engineered components	Common units (1,000 units)		1/30/2007	1,000	—	(2)

As of September 30, 2015

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
SI Holdings, Inc.	Elastomeric parts, mid-sized composite structures, and composite tooling	Common stock (1,500 shares)		5/30/2014	1,500	1,500	(2)
TPTM Merger Corp. (27)	Time temperature indicator products	First lien senior secured revolving loan ($750 par due 9/2018)	7.25% (Libor + 6.25%/Q)	9/12/2013	750	750	(2)(22)
		First lien senior secured loan ($22,000 par due 9/2018)	9.42% (Libor + 8.42%/Q)	9/12/2013	22,000	22,000	(3)(22)
		First lien senior secured loan ($10,000 par due 9/2018)	9.42% (Libor + 8.42%/Q)	9/12/2013	10,000	10,000	(4)(22)
					32,750	32,750
					431,640	427,937		8.11%
Education
Campus Management Corp. and Campus Management Acquisition Corp. (7)	Education software developer	Preferred stock (485,159 shares)		2/8/2008	10,520	9,688	(2)
Infilaw Holding, LLC (27)	Operator of for-profit law schools	First lien senior secured revolving loan		8/25/2011	—	—	(2)(24)
		First lien senior secured loan ($6,381 par due 8/2016)	9.50% (Libor + 8.50%/Q)	8/25/2011	6,381	6,381	(3)(22)
		Series A preferred units (124,890 units)	9.50% (Libor + 8.50%/Q)	8/25/2011	124,890	117,397	(2)(22)
		Series B preferred units (3.91 units)		10/19/2012	9,245	14,357	(2)
					140,516	138,135
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	Private school operator	First lien senior secured loan ($62,438 par due 12/2016)		4/24/2013	51,834	43,394	(2)(21)
		First lien senior secured loan ($1,996 par due 12/2016)		6/13/2014	1,824	1,387	(2)(21)
		Series B preferred stock (1,750,000 shares)		8/5/2010	5,000	—	(2)
		Series C preferred stock (2,512,586 shares)		6/7/2010	689	—	(2)
		Common stock (20 shares)		6/7/2010	—	—	(2)
					59,347	44,781
Lakeland Tours, LLC (27)	Educational travel provider	First lien senior secured loan ($45,607 par due 6/2020)	9.80% (Libor + 8.80%/Q)	6/9/2015	45,599	45,607	(2)(22)
		First lien senior secured loan ($40,362 par due 6/2020)	9.80% (Libor + 8.80%/Q)	6/9/2015	40,326	40,363	(3)(22)
		Common stock (5,000 shares)		10/4/2011	5,000	7,197	(2)
					90,925	93,167
PIH Corporation (27)	Franchisor of education-based early childhood centers	First lien senior secured revolving loan ($207 par due 6/2017)	6.50% (Libor + 5.50%/M)	12/13/2013	207	207	(2)(22)
R3 Education, Inc. and EIC Acquisitions Corp.	Medical school operator	Preferred stock (1,977 shares)		7/30/2008	494	494	(2)
		Common membership interest (15.76% interest)		9/21/2007	15,800	25,121	(2)
		Warrant to purchase up to 27,890 shares		12/8/2009	—	—	(2)
					16,294	25,615
Regent Education, Inc. (27)	Provider of software solutions designed to optimize the financial aid and enrollment processes	First lien senior secured revolving loan ($1,160 par due 7/2016)	10.00% (Libor + 8.00%/Q)	7/1/2014	1,160	1,160	(2)(22)
		First lien senior secured loan ($3,000 par due 1/2018)	10.00% (Libor + 8.00%/Q)	7/1/2014	2,951	3,000	(2)
		Warrant to purchase up to 987,771 shares of Series CC preferred stock		7/1/2014	—	65	(2)
					4,111	4,225
RuffaloCODY, LLC (27)	Provider of student fundraising and enrollment management services	First lien senior secured revolving loan ($4,245 par due 5/2019)	6.50% (Base + 3.25%/Q)	5/29/2013	4,245	4,160	(2)(22)
Severin Holdings, LLC (27)	Provider of student information system software solutions to the K-12 education market	Second lien senior secured loan ($15,000 par due 7/2022)	9.25% (Libor + 8.25%/M)	7/31/2015	14,707	15,000	(2)(22)

As of September 30, 2015

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
WCI-Quantum Holdings, Inc.	Distributor of instructional products, services and resources	Series A preferred stock (1,272 shares)		10/24/2014	1,000	1,145	(2)
					341,872	336,123		6.37%
Containers and Packaging
Charter NEX US Holdings, Inc.	Producer of high-performance specialty films used in flexible packaging	Second lien senior secured loan ($16,000 par due 2/2023)	9.25% (Libor + 8.25%/Q)	2/5/2015	15,780	16,000	(2)(22)
GS Pretium Holdings, Inc.	Manufacturer and supplier of high performance plastic containers	Common stock (500,000 shares)		6/2/2014	500	409	(2)
ICSH, Inc. (27)	Industrial container manufacturer, reconditioner and servicer	First lien senior secured revolving loan		8/31/2011	—	—	(2)(24)
		First lien senior secured loan ($25,472 par due 8/2016)	6.75% (Libor + 5.75%/Q)	8/31/2011	25,472	25,472	(2)(22)
		First lien senior secured loan ($53,092 par due 8/2016)	6.75% (Libor + 5.75%/Q)	8/31/2011	53,092	53,092	(3)(22)
		First lien senior secured loan ($4,388 par due 8/2016)	6.75% (Libor + 5.75%/Q)	8/31/2011	4,388	4,388	(2)(22)
					82,952	82,952
LBP Intermediate Holdings LLC (27)	Manufacturer of paper and corrugated foodservice packaging	First lien senior secured revolving loan ($57 par due 7/2020)	6.50% (Libor + 5.50%/M)	7/10/2015	57	57	(2)(22)(25)
		First lien senior secured loan ($55,261 par due 7/2020)	6.50% (Libor + 5.50%/Q)	7/10/2015	54,574	54,709	(2)(22)
					54,631	54,766
Microstar Logistics LLC, Microstar Global Asset Management LLC, and MStar Holding Corporation	Keg management solutions provider	Second lien senior secured loan ($142,500 par due 12/2018)	8.50% (Libor + 7.50%/Q)	12/14/2012	142,500	142,500	(2)(22)
		Common stock (50,000 shares)		12/14/2012	3,951	6,517	(2)
					146,451	149,017
					300,314	303,144		5.74%
Oil and Gas
Lonestar Prospects, Ltd.	Sand proppant producer and distributor to the oil and natural gas industry	First lien senior secured loan ($50,086 par due 9/2018)	8.50% (Libor + 6.50% Cash, 1.00% PIK/Q)	9/18/2014	50,086	50,086	(2)(22)
		First lien senior secured loan ($25,667 par due 9/2018)	8.50% (Libor + 6.50% Cash, 1.00% PIK/Q)	9/18/2014	25,667	25,667	(3)(22)
					75,753	75,753
Petroflow Energy Corporation	Oil and gas exploration and production company	First lien senior secured loan ($52,321 par due 7/2017)		7/31/2014	49,709	37,881	(3)(21)
Primexx Energy Corporation	Oil and gas exploration and production company	Second lien senior secured loan ($125,000 par due 1/2020)	10.00% (Libor + 9.00%/M)	7/7/2015	124,494	125,000	(2)(22)
UL Holding Co., LLC and Universal Lubricants, LLC (7)	Manufacturer and distributor of re-refined oil products	Second lien senior secured loan ($11,856 par due 12/2016)		4/30/2012	8,717	8,688	(2)(21)
		Second lien senior secured loan ($50,286 par due 12/2016)		4/30/2012	37,043	36,848	(2)(21)
		Second lien senior secured loan ($5,851 par due 12/2016)		4/30/2012	4,272	4,288	(2)(21)
		Class A common units (533,351 units)		6/17/2011	4,993	—	(2)
		Class B-5 common units (272,834 units)		6/17/2011	2,492	—	(2)
		Class C common units (758,546 units)		4/25/2008	—	—	(2)
		Warrant to purchase up to 606,252 shares of Class A units		5/2/2014	—	—	(2)
		Warrant to purchase up to 24,166 shares of Class B-1 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 48,333 shares of Class B-2 units		5/2/2014	—	—	(2)

As of September 30, 2015

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Warrant to purchase up to 24,995 shares of Class B-3 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 67,764 shares of Class B-5 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 50,298 shares of Class B-6 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 882,523 shares of Class C units		5/2/2014	—	—	(2)
					57,517	49,824
					307,473	288,458		5.46%
Restaurants and Food Services
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc.	Restaurant owner and operator	First lien senior secured loan ($28,581 par due 12/2018)	9.25% (Libor + 8.25%/Q)	11/27/2006	28,581	25,151	(2)(17)(22)
		First lien senior secured loan ($10,919 par due 12/2018)	9.25% (Libor + 8.25%/Q)	11/27/2006	10,922	9,609	(3)(17)(22)
		Promissory note ($21,179 par due 12/2023)		11/27/2006	13,770	1,763	(2)
		Warrant to purchase up to 23,750 units of Series D common stock		12/18/2013	24	—	(2)
					53,297	36,523
Benihana, Inc. (27)	Restaurant owner and operator	First lien senior secured revolving loan ($1,292 par due 7/2018)	8.00% (Base Rate + 4.75%/Q)	8/21/2012	1,292	1,241	(2)(22)
		First lien senior secured loan ($4,863 par due 1/2019)	7.25% (Libor + 6.00%/Q)	8/21/2012	4,839	4,645	(4)(22)
		First lien senior secured loan ($12 par due 1/2019)	8.00% (Base Rate + 4.75%/Q)	8/21/2012	12	12	(4)(22)
					6,143	5,898
DineInFresh, Inc.	Meal-delivery provider	First lien senior secured loan ($7,500 par due 7/2018)	9.75% (Libor + 8.75%/M)	12/19/2014	7,435	7,500	(2)(22)
		Warrant to purchase up to 143,079 shares of Series A preferred stock		12/19/2014	—	4	(2)
					7,435	7,504
Garden Fresh Restaurant Corp. (27)	Restaurant owner and operator	First lien senior secured revolving loan ($1,100 par due 7/2018)	10.50% (Libor + 9.00%/M)	10/3/2013	1,100	1,100	(2)(22)(25)
		First lien senior secured loan ($41,070 par due 7/2018)	10.50% (Libor + 9.00%/M)	10/3/2013	41,070	41,070	(3)(22)
					42,170	42,170
Global Franchise Group, LLC and GFG Intermediate Holding, Inc.	Worldwide franchisor of quick service restaurants	First lien senior secured loan ($62,500 par due 12/2019)	10.55% (Libor + 9.55%/Q)	12/18/2014	62,500	62,500	(3)(22)
Orion Foods, LLC (8)	Convenience food service retailer	First lien senior secured loan ($7,536 par due 9/2015)		4/1/2010	7,536	3,699	(2)(21)
		Second lien senior secured loan ($19,420 par due 9/2015)		4/1/2010	—	—	(2)(21)
		Preferred units (10,000 units)		10/28/2010	—	—	(2)
		Class A common units (25,001 units)		4/1/2010	—	—	(2)
		Class B common units (1,122,452 units)		4/1/2010	—	—	(2)
					7,536	3,699
OTG Management, LLC (27)	Airport restaurant operator	First lien senior secured loan ($10,250 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	10,250	10,250	(2)(22)
		First lien senior secured loan ($22,101 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	22,101	22,101	(2)(22)
		First lien senior secured loan ($24,688 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	24,688	24,688	(2)(22)
		Common units (3,000,000 units)		1/5/2011	3,000	5,239	(2)
		Warrant to purchase up to 7.73% of common units		6/19/2008	100	10,451	(2)
					60,139	72,729
Restaurant Holding Company, LLC	Fast food restaurant operator	First lien senior secured loan ($36,402 par due 2/2019)	8.75% (Libor + 7.75%/M)	3/13/2014	36,151	34,218	(2)(22)
Wellspring Distribution Corp	Food service distributor	Class A non-voting common stock (1,366,120 shares)		5/3/2008	6,303	11,896	(2)
					281,674	277,137		5.25%

As of September 30, 2015

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Automotive Services
AEP Holdings, Inc. and Arrowhead Holdco Company	Distributor of non-discretionary, mission-critical aftermarket replacement parts	First lien senior secured loan ($64,955 par due 8/2021)	7.25% (Libor + 6.25%/Q)	8/31/2015	64,955	64,955	(2)(22)
		First lien senior secured loan ($1,295 par due 8/2021)	8.50% (Base Rate + 5.25%/Q)	8/31/2015	1,295	1,295	(2)(22)
		Common stock (2,500 shares)		8/31/2015	2,500	2,500	(2)
					68,750	68,750
ChargePoint, Inc.	Developer and operator of electric vehicle charging stations	First lien senior secured loan ($10,000 par due 7/2019)	9.75% (Libor + 8.75%/M)	12/24/2014	9,808	10,000	(2)(22)
		First lien senior secured loan ($10,000 par due 1/2019)	9.75% (Libor + 8.75%/M)	12/24/2014	9,543	10,000	(2)(22)
		Warrant to purchase up to 404,563 shares of Series E preferred stock		12/24/2014	327	327	(2)
					19,678	20,327
Dent Wizard International Corporation and DWH Equity Investors, L.P.	Automotive reconditioning services	Second lien senior secured loan ($50,000 par due 10/2020)	10.25% (Libor + 9.25%/Q)	4/7/2015	50,000	50,000	(2)(22)
		Class A common stock (10,000 shares)		4/7/2015	333	408	(2)
		Class B common stock (20,000 shares)		4/7/2015	667	815	(2)
					51,000	51,223
Eckler Industries, Inc. (27)	Restoration parts and accessories provider for classic automobiles	First lien senior secured revolving loan ($4,800 par due 7/2017)	10.25% (Base Rate + 7.00%/Q)	7/12/2012	4,800	4,560	(2)(22)
		First lien senior secured loan ($7,829 par due 7/2017)	10.25% (Base Rate + 7.00%/M)	7/12/2012	7,829	7,437	(2)(22)
		First lien senior secured loan ($29,476 par due 7/2017)	10.25% (Base Rate + 7.00%/M)	7/12/2012	29,476	28,002	(3)(22)
		Series A preferred stock (1,800 shares)		7/12/2012	1,800	—	(2)
		Common stock (20,000 shares)		7/12/2012	200	—	(2)
					44,105	39,999
EcoMotors, Inc.	Engine developer	First lien senior secured loan ($11,480 par due 3/2018)	11.00%	9/1/2015	10,784	11,480	(2)
		Warrant to purchase up to 321,888 shares of Series C preferred stock		12/28/2012	—	284	(2)
		Warrant to purchase up to 70,000 shares of Series C preferred stock		2/24/2015	—	62	(2)
					10,784	11,826
Mavis Tire Supply LLC	Auto parts retailer	First lien senior secured loan ($16,381 par due 10/2020)	6.25% (Libor + 5.25%/Q)	8/5/2015	16,136	16,218	(2)(22)
Simpson Performance Products, Inc.	Provider of motorsports safety equipment	First lien senior secured loan ($19,500 par due 2/2020)	9.80% (Libor + 8.80%/Q)	2/20/2015	19,500	19,500	(3)(22)
SK SPV IV, LLC	Collision repair site operators	Series A common stock (12,500 units)		8/18/2014	571	2,585	(2)
		Series B common stock (12,500 units)		8/18/2014	571	2,585	(2)
					1,142	5,170
TA THI Buyer, Inc. and TA THI Parent, Inc.	Collision repair company	Series A Preferred stock (50,000 shares)		7/28/2014	5,000	8,038	(2)
					236,095	241,051		4.57%
Food and Beverage
American Seafoods Group LLC and American Seafoods Partners LLC (27)	Harvester and processor of seafood	First lien senior secured revolving loan ($1,267 par due 8/2021)	7.25% (Base Rate + 4.00%/Q)	8/19/2015	1,267	1,267	(2)(22)
		First lien senior secured revolving loan ($792 par due 8/2021)	6.00% (Libor + 5.00%/M)	8/19/2015	792	792	(2)(22)
		First lien senior secured loan ($39,900 par due 8/2021)	7.25% (Base Rate + 4.00%/Q)	8/19/2015	39,340	39,501	(2)(22)
		Second lien senior secured loan ($55,000 par due 2/2022)	11.25% (Base Rate + 8.00%/Q)	8/19/2015	55,000	55,000	(2)(22)

As of September 30, 2015

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Class A units (77,922 units)		8/19/2015	78	78	(2)
		Warrant to purchase up to 7,422,078 Class A units		8/19/2015	7,422	7,422	(2)
					103,899	104,060
GF Parent LLC	Producer of low-acid, aseptic food and beverage products	Class A Preferred Units (2,940 units)		5/13/2015	2,940	2,788	(2)
		Class A Common Units (60,000 units)		5/13/2015	60	—	(2)
					3,000	2,788
Kettle Cuisine, LLC	Manufacturer of fresh refrigerated and frozen food products	Second lien senior secured loan ($28,500 par due 2/2022)	11.75% (Base Rate + 8.50%/Q)	8/21/2015	28,500	28,500	(2)(22)
					135,399	135,348		2.56%
Retail
Fulton Holdings Corp.	Airport restaurant operator	First lien senior secured loan ($9,000 par due 5/2018)	8.50%	5/10/2013	9,000	9,000	(2)(15)
		First lien senior secured loan ($54,000 par due 5/2018)	8.50%	5/28/2010	54,000	54,000	(3)(15)
		First lien senior secured loan ($20,000 par due 5/2018)	8.50%	5/10/2013	20,000	20,000	(4)(15)
		Common stock (19,672 shares)		5/28/2010	1,461	5,899	(2)
					84,461	88,899
Paper Source, Inc. and Pine Holdings, Inc. (27)	Retailer of fine and artisanal paper products	First lien senior secured revolving loan ($667 par due 9/2018)	7.25% (Libor + 6.25%/Q)	9/23/2013	667	667	(2)(22)
		First lien senior secured revolving loan ($667 par due 9/2018)	8.25% (Base Rate + 5.00%/Q)	9/23/2013	667	667	(2)(22)
		First lien senior secured loan ($9,825 par due 9/2018)	7.25% (Libor + 6.25%/Q)	9/23/2013	9,825	9,825	(4)(22)
		Class A common stock (36,364 shares)		9/23/2013	6,000	7,781	(2)
					17,159	18,940
Things Remembered, Inc. and TRM Holdings Corporation (27)	Personalized gifts retailer	First lien senior secured revolving loan ($1,167 par due 5/2017)	6.83% (Libor + 6.50%/Q)	5/24/2012	1,167	992	(2)
		First lien senior secured loan ($13,025 par due 5/2018)	8.25% (Libor + 6.75%/Q)	5/24/2012	13,025	11,072	(4)(22)
					14,192	12,064
					115,812	119,903		2.27%
Commercial Real Estate Finance
10th Street, LLC and New 10th Street, LLC (8)	Real estate holding company	First lien senior secured loan ($25,256 par due 11/2019)	7.00% Cash, 1.00% PIK	3/31/2014	25,256	25,256	(2)
		Senior subordinated loan ($27,167 par due 11/2019)	7.00% Cash, 1.00% PIK	4/1/2010	27,167	27,167	(2)
		Member interest (10.00% interest)		4/1/2010	594	49,537
		Option (25,000 units)		4/1/2010	25	25
					53,042	101,985
Cleveland East Equity, LLC	Hotel operator	Real estate equity interests		4/1/2010	—	1,093
Commons R-3, LLC	Real estate developer	Real estate equity interests		4/1/2010	—	—
Crescent Hotels & Resorts, LLC and affiliates (8)	Hotel operator	Senior subordinated loan ($2,236 par due 9/2011)	15.00%	4/1/2010	—	—	(2)
		Common equity interest		4/1/2010	—	—
					—	—
NPH, Inc.	Hotel property	Real estate equity interests		4/1/2010	1,691	1,263
					54,733	104,341		1.98%
Chemicals
Genomatica, Inc.	Developer of a biotechnology platform for the production of chemical products	Warrant to purchase 322,422 shares of Series D preferred stock		3/28/2013	—	6	(2)
K2 Pure Solutions Nocal, L.P. (27)	Chemical producer	First lien senior secured revolving loan ($5,000 par due 8/2019)	9.13% (Libor + 8.13%/M)	8/19/2013	5,000	4,900	(2)(22)

As of September 30, 2015

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($20,828 par due 8/2019)	8.00% (Libor + 7.00%/M)	8/19/2013	20,828	20,412	(2)(22)
		First lien senior secured loan ($38,750 par due 8/2019)	8.00% (Libor + 7.00%/M)	8/19/2013	38,750	37,975	(3)(22)
		First lien senior secured loan ($19,375 par due 8/2019)	8.00% (Libor + 7.00%/M)	8/19/2013	19,375	18,987	(4)(22)
					83,953	82,274
Kinestral Technologies, Inc.	Designer of adaptive, dynamic glass for the commercial and residential markets	First lien senior secured loan ($10,000 par due 10/2018)	8.75% (Libor + 7.75%/M)	4/22/2014	9,843	10,000	(2)(22)
		Warrant to purchase up to 325,000 shares of Series A preferred stock		4/22/2014	73	107	(2)
		Warrant to purchase up to 131,883 shares of Series B preferred stock		4/9/2015	—	43	(2)
					9,916	10,150
Liquid Light, Inc.	Developer and licensor of process technology for the conversion of carbon dioxide into major chemicals	First lien senior secured loan ($2,889 par due 11/2017)	10.00%	8/13/2014	2,840	2,889	(2)
		Warrant to purchase up to 86,009 shares of Series B preferred stock		8/13/2014	77	74	(2)
					2,917	2,963
					96,786	95,393		1.81%
Hotel Services
Aimbridge Hospitality Holdings, LLC (27)	Hotel operator	First lien senior secured loan ($18,305 par due 10/2018)	8.25% (Libor + 7.00%/M)	7/15/2015	18,045	18,305	(2)(16)(22)
Castle Management Borrower LLC	Hotel operator	First lien senior secured loan ($5,970 par due 9/2020)	5.50% (Libor + 4.50%/Q)	10/17/2014	5,970	5,970	(2)(22)
		Second lien senior secured loan ($55,000 par due 3/2021)	11.00% (Libor + 10.00%/Q)	10/17/2014	55,000	55,000	(2)(22)
		Second lien senior secured loan ($10,000 par due 3/2021)	11.00% (Libor + 10.00%/Q)	10/17/2014	10,000	10,000	(2)(22)
					70,970	70,970
					89,015	89,275		1.69%
Aerospace and Defense
Cadence Aerospace, LLC	Aerospace precision components manufacturer	First lien senior secured loan ($4,186 par due 5/2018)	6.50% (Libor + 5.25%/Q)	5/15/2012	4,167	4,186	(4)(22)
		Second lien senior secured loan ($79,657 par due 5/2019)	10.50% (Libor + 9.25%/Q)	5/10/2012	79,657	78,861	(2)(22)
					83,824	83,047
Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Senior preferred stock (775 shares)	8.00% PIK	1/17/2008	128	126	(2)
		Common stock (1,885,195 shares)		1/17/2008	2,291	2,468	(2)
					2,419	2,594
					86,243	85,641		1.62%
Environmental Services
RE Community Holdings II, Inc., Pegasus Community Energy, LLC., and MPH Energy Holdings, LP	Operator of municipal recycling facilities	Preferred stock (1,000 shares)		3/1/2011	8,839	—	(2)
		Limited partnership interest (3.13% interest)		1/8/2014	—	—	(2)
					8,839	—
Waste Pro USA, Inc	Waste management services	Second lien senior secured loan ($76,919 par due 10/2020)	8.50% (Libor + 7.50%/Q)	10/15/2014	76,919	76,919	(2)(22)
					85,758	76,919		1.46%
Health Clubs
Athletic Club Holdings, Inc. (27)	Premier health club operator	First lien senior secured loan ($41,000 par due 10/2020)	9.50% (Libor + 8.50%/M)	10/11/2007	41,000	41,000	(2)(22)
CFW Co-Invest, L.P., NCP Curves, L.P. and Curves International Holdings, Inc.	Health club franchisor	Limited partnership interest (4,152,165 shares)		7/31/2012	4,152	3,619	(2)

As of September 30, 2015

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Limited partnership interest (2,218,235 shares)		7/31/2012	2,218	1,933	(2)(9)
		Common stock (1,680 shares)		11/12/2014	—	—	(2)(9)
					6,370	5,552
					47,370	46,552		0.88%
Wholesale Distribution
Flow Solutions Holdings, Inc.	Distributor of high value fluid handling, filtration and flow control products	Second lien senior secured loan ($6,000 par due 10/2018)	10.00% (Libor + 9.00%/M)	12/16/2014	35,500	34,790	(2)(22)
					35,500	34,790		0.66%
Telecommunications
Adaptive Mobile Security Limited (9)	Developer of security software for mobile communications networks	First lien senior secured loan ($3,765 par due 7/2018)	10.00% (Libor + 9.00%/M)	1/16/2015	3,498	3,562	(2)(20)(22)
		First lien senior secured loan ($810 par due 7/2018)	10.00% (Libor + 9.00%/M)	1/16/2015	854	804	(2)(22)
					4,352	4,366
American Broadband Communications, LLC, American Broadband Holding Company, and Cameron Holdings of NC, Inc.	Broadband communication services	Warrant to purchase up to 208 shares		11/7/2007	—	7,427
		Warrant to purchase up to 200 shares		9/1/2010	—	7,142
					—	14,569
Startec Equity, LLC (8)	Communication services	Member interest		4/1/2010	—	—
Wilcon Holdings LLC	Communications infrastructure provider	Class A common stock (2,000,000 shares)		12/13/2013	1,829	2,308
					6,181	21,243		0.40%
Printing, Publishing and Media
Batanga, Inc. (27)	Independent digital media company	First lien senior secured revolving loan ($3,000 par due 12/2015)	10.00%	10/31/2012	3,000	3,000	(2)
		First lien senior secured loan ($6,590 par due 6/2017)	10.60%	10/31/2012	6,590	6,590	(2)(20)
					9,590	9,590
Earthcolor Group, LLC	Printing management services	Limited liability company interests (9.30%)		5/18/2012	—	—
The Teaching Company, LLC and The Teaching Company Holdings, Inc.	Education publications provider	Preferred stock (10,663 shares)		9/29/2006	1,066	3,549	(2)
		Common stock (15,393 shares)		9/29/2006	3	8	(2)
					1,069	3,557
					10,659	13,147		0.25%
Computers and Electronics
Everspin Technologies, Inc. (27)	Designer and manufacturer of computer memory solutions	First lien senior secured loan ($8,000 par due 6/2019)	8.75% (Libor + 7.75%/M)	6/5/2015	7,499	7,760	(5)(22)
		Warrant to purchase up to 480,000 shares of Series B preferred stock		6/5/2015	355	355	(5)
					7,854	8,115
					7,854	8,115		0.15%
					$8,632,775	$8,692,480		164.64%

(1)                                 Other than the Company’s investments listed in footnote 7 below (subject to the limitations set forth therein), the Company does not “Control” any of its portfolio companies, for the purposes of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In general, under the Investment Company Act, the Company would “Control” a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. All of the Company’s portfolio company investments, which as of September 30, 2015 represented 165% of the Company’s net assets or 95% of the Company’s total assets, are subject to legal restrictions on sales.

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

(7)                                 As defined in the Investment Company Act, the Company is deemed to be an “Affiliated Person” and “Control” this portfolio company because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the nine months ended September 30, 2015 in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to Control) are as follows:

Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
Campus Management Corp. and Campus Management Acquisition Corp.	$—	$—	$—	$—	$—	$—	$—	$—	$(474)
Cast & Crew Payroll, LLC and Centerstage Co-Investors, L.L.C.	$41,571	$121,827	$43,170	$5,049	$129	$1,312	$71	$25,897	$(11,656)
Crown Health Care Laundry Services, Inc. and Crown Laundry Holdings, LLC	$500	$1,584	$—	$1,487	$—	$—	$101	$—	$960
Investor Group Services, LLC	$—	$—	$—	$—	$—	$95	$—	$333	$(238)
Multi-Ad Services, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$819
Shock Doctor, Inc. and Shock Doctor Holdings, LLC	$94,000	$—	$14,000	$4,412	$2,076	$—	$24	$—	$(259)
UL Holding Co., LLC	$—	$251	$—	$—	$—	$—	$—	$—	$(2,615)

(8)                                 As defined in the Investment Company Act, the Company is deemed to be both an “Affiliated Person” and “Control” this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the nine months ended September 30, 2015 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control are as follows:

Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
10th Street, LLC and New 10th Street, LLC	$—	$—	$—	$3,152	$—	$—	$—	$—	$(1,389)
AllBridge Financial, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$1,565
Callidus Capital Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$(24)
Ciena Capital LLC	$—	$7,000	$—	$1,969	$—	$—	$—	$—	$11,804
Community Education Centers, Inc. and CEC Parent Holdings LLC	$—	$—	$—	$2,703	$—	$—	$60	$—	$(2,189)
Crescent Hotels & Resorts, LLC and affiliates	$—	$—	$—	$790	$—	$—	$—	$—	$—
HCI Equity, LLC	$—	$—	$—	$—	$—	$99	$—	$—	$(269)
HCP Acquisition Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ivy Hill Asset Management, L.P.	$—	$—	$—	$—	$—	$40,000	$—	$—	$(18,064)
MVL Group, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
Orion Foods, LLC	$—	$533	$—	$—	$—	$—	$—	$—	$1,126
PHL Investors, Inc., and PHL Holding Co.	$—	$—	$—	$—	$—	$—	$—	$—	$—
Senior Secured Loan Fund LLC*	$228,331	$262,259	$—	$209,598	$21,416	$—	$20,376	$—	$(30,517)
Startec Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
The Step2 Company, LLC	$—	$—	$—	$2,448	$—	$—	$—	$—	$3,422

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

(11)                          In the first quarter of 2011, the staff of the Securities and Exchange Commission (the “Staff”) informally communicated to certain business development companies (“BDCs”) the Staff’s belief that certain entities, which would be classified as an “investment company” under the Investment Company Act but for the exception from the definition of “investment company” set forth in Rule 3a-7 promulgated under the Investment Company Act, could not be treated as eligible portfolio companies (as defined in Section 2(a)(46) under Investment Company Act) (i.e. not eligible to included in a BDC’s 70% “qualifying assets” basket). Subsequently, in August 2011 the Securities and Exchange Commission issued a concept release (the “Concept Release”) which stated that “[a]s a general matter, the Commission presently does not believe that Rule 3a-7 issuers are the type of small, developing and financially troubled businesses in which the U.S. Congress intended BDCs primarily to invest” and requested comment on whether or not a 3a-7 issuer should be considered an “eligible portfolio company”. The Company provided a comment letter in respect of the Concept Release and continues to believe that the language of Section 2(a)(46) of the Investment Company Act permits a BDC to treat as “eligible portfolio companies” entities that rely on the 3a-7 exception. However, given the current uncertainty in this area (including the language in the Concept Release) and subsequent discussions with the Staff, the Company has, solely for purposes of calculating the composition of its portfolio pursuant to Section 55(a) of the Investment Company Act, identified such entities, which include the SSLP, as “non-qualifying assets” should the Staff ultimately disagree with the Company’s position. Pursuant to Section 55(a) of the Investment Company Act (using the Staff’s methodology described above solely for this purpose), 28% of the

Company’s total assets are represented by investments at fair value and other assets that are considered “non-qualifying assets” as of September 30, 2015.

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

(16)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.50% on $62 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(17)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 5.00% on $19 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(19)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.00% on $51 million aggregate principal amount of a “first out” tranche of the portfolio company’s first lien senior secured loans, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(20)                          The Company is entitled to receive a fixed fee upon the occurrence of certain events as defined in the credit agreement governing the Company’s debt investment in the portfolio company. The fair value of such fee is included in the fair value of the debt investment.

(21)                          Loan was on non-accrual status as of September 30, 2015.

(22)                          Loan includes interest rate floor feature.

(23)                          In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from the SSLP’s loan portfolio, which may result in a return to the Company greater than the contractual stated interest rate.

(24)                          As of September 30, 2015, no amounts were funded by the Company under this first lien senior secured revolving loan; however, there were letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 to the consolidated financial statements for further information on letters of credit commitments related to certain portfolio companies.

(25)                          As of September 30, 2015, in addition to the amounts funded by the Company under this first lien senior secured revolving loan, there were also letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 to the consolidated financial statements for further information on letters of credit commitments related to certain portfolio companies.

(26)                          As of September 30, 2015, no amounts were funded by the Company under this letter of credit facility; however, there were letters of credit issued and outstanding through a financial intermediary under the letter of credit facility. See Note 7 to the consolidated financial statements for further information on letters of credit commitments related to certain portfolio companies.

(27)                          As of September 30, 2015, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 7 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Portfolio Company	Total revolving and delayed draw loan commitments	Less: drawn commitments	Total undrawn commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted undrawn revolving and delayed draw commitments
Aimbridge Hospitality, LLC	$2,466	$—	$2,466	$—	$—	$2,466
American Seafoods Group LLC	22,125	(2,057)	20,068	—	—	20,068
Athletic Club Holdings, Inc.	10,000	—	10,000	—	—	10,000
Batanga, Inc.	4,000	(3,000)	1,000	—	—	1,000
Benihana, Inc.	3,231	(1,292)	1,939	—	—	1,939
Brandtone Holdings Limited	4,539	—	4,539	—	—	4,539
CCS Intermediate Holdings, LLC	7,500	(1,350)	6,150	—	—	6,150
Chariot Acquisition, LLC	1,000	—	1,000	—	—	1,000
CIBT Holdings, Inc.	26,440	—	26,440	—	—	26,440
Ciena Capital LLC	20,000	(14,000)	6,000	(6,000)	—	—
Competitor Group, Inc.	3,750	(3,750)	—	—	—	—
Component Hardware Group, Inc.	3,734	(2,240)	1,494	—	—	1,494
Correctional Medical Group Companies, Inc.	10,000	—	10,000	—	—	10,000
Crown Health Care Laundry Services, Inc.	5,000	(1,272)	3,728	—	—	3,728
DCA Investment Holding, LLC	5,800	—	5,800	—	—	5,800
Directworks, Inc.	1,000	—	1,000	—	—	1,000
Eckler Industries, Inc.	7,500	(4,800)	2,700	—	(2,700)	—
EN Engineering, L.L.C.	7,500	—	7,500	—	—	7,500
Everspin Technologies, Inc.	4,000	—	4,000	—	—	4,000
Faction Holdings, Inc.	2,000	(1,500)	500	—	—	500
Garden Fresh Restaurant Corp.	5,000	(3,743)	1,257	—	—	1,257
Green Energy Partners, Stonewall LLC and Panda Stonewall Intermediate Holdings II LLC	43,500	—	43,500	—	—	43,500
Greenphire, Inc.	8,000	—	8,000	—	—	8,000
Harvey Tool Company, LLC	752	(45)	707	—	—	707
ICSH, Inc.	10,000	(2,737)	7,263	—	—	7,263
Infilaw Holding, LLC	25,000	(9,670)	15,330	—	—	15,330
iPipeline, Inc.	4,000	—	4,000	—	—	4,000
IronPlanet, Inc.	3,000	(3,000)	—	—	—	—
Itel Laboratories, Inc.	2,500	—	2,500	—	—	2,500

Portfolio Company	Total revolving and delayed draw loan commitments	Less: drawn commitments	Total undrawn commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted undrawn revolving and delayed draw commitments
Javlin Three LLC	60,000	(50,960)	9,040	—	—	9,040
Joule Unlimited Technologies, Inc.	5,000	—	5,000	—	—	5,000
K2 Pure Solutions Nocal, L.P.	5,000	(5,000)	—	—	—	—
Lakeland Tours, LLC	29,110	—	29,110	—	—	29,110
LBP Intermediate Holdings LLC	850	(111)	739	—	—	739
LSQ Funding Group, L.C.	10,000	—	10,000	—	—	10,000
Massage Envy, LLC	5,000	—	5,000	—	—	5,000
McKenzie Sports Products, LLC	12,000	—	12,000	—	—	12,000
MW Dental Holding Corp.	22,150	(2,000)	20,150	—	—	20,150
My Health Direct, Inc.	1,000	—	1,000	—	—	1,000
Niagara Fiber Intermediate Corp.	1,881	(1,881)	—	—	—	—
Nordco Inc	10,000	—	10,000	—	—	10,000
OmniSYS Acquisition Corporation	2,500	—	2,500	—	—	2,500
OTG Management, LLC	19,875	—	19,875	—	—	19,875
Paper Source, Inc.	2,500	(1,333)	1,167	—	—	1,167
PerfectServe, Inc.	7,000	—	7,000	—	—	7,000
PIH Corporation	3,314	(207)	3,107	—	—	3,107
Regent Education, Inc.	2,000	(1,160)	840	—	—	840
RuffaloCODY, LLC	7,683	(4,245)	3,438	—	—	3,438
Severin Acquisition, LLC	2,900	—	2,900	—	—	2,900
Things Remembered, Inc.	5,000	(1,167)	3,833	—	—	3,833
TPTM Merger Corp.	2,500	(750)	1,750	—	—	1,750
TraceLink, Inc.	3,000	—	3,000	—	—	3,000
TWH Water Treatment Industries, Inc.	8,960	—	8,960	—	—	8,960
Zemax, LLC	3,000	—	3,000	—	—	3,000
	$485,560	$(123,270)	$362,290	$(6,000)	$(2,700)	$353,590

(27)                    As of September 30, 2015, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

Portfolio Company	Total private equity commitments	Less: funded private equity commitments	Total unfunded private equity commitments	Less: private equity commitments substantially at the discretion of the Company	Total net adjusted unfunded private equity commitments
Imperial Capital Private Opportunities, LP	$50,000	$(6,794)	$43,206	$(43,206)	$—
Partnership Capital Growth Investors III, L.P.	5,000	(4,037)	963	—	963
PCG - Ares Sidecar Investment, L.P. and PCG-Ares Sidecar Investment II, L.P.	50,000	(8,647)	41,353	(41,353)	—
Piper Jaffray Merchant Banking Fund I, L.P.	2,000	(1,250)	750	—	750
	$107,000	$(20,728)	$86,272	$(84,559)	$1,713

(28)                          As of September 30, 2015, the Company had commitments to co-invest in the SSLP for its portion of the SSLP’s commitment to fund delayed draw investments of up to $61.5 million. See Note 4 to the consolidated financial statements for more information on the SSLP.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2014

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Investment Funds and Vehicles
CIC Flex, LP (9)	Investment partnership	Limited partnership units (0.94 units)		9/7/2007	$—	$248	(2)
Covestia Capital Partners, LP (9)	Investment partnership	Limited partnership interest (47.00% interest)		6/17/2008	487	2,100	(2)
HCI Equity, LLC (7)(8)(9)	Investment company	Member interest (100.00% interest)		4/1/2010	—	397
Imperial Capital Private Opportunities, LP (9)(31)	Investment partnership	Limited partnership interest (80.00% interest)		5/10/2007	4,654	19,005	(2)
Partnership Capital Growth Fund I, L.P. (9)	Investment partnership	Limited partnership interest (25.00% interest)		6/16/2006	—	1,526	(2)
Partnership Capital Growth Investors III, L.P. (9)(31)	Investment partnership	Limited partnership interest (2.50% interest)		10/5/2011	3,030	2,735	(2)
PCG-Ares Sidecar Investment, L.P. (9)(31)	Investment partnership	Limited partnership interest (100.00% interest)		5/22/2014	2,073	1,866	(2)
PCG-Ares Sidecar Investment II, L.P. (9)(31)	Investment partnership	Limited partnership interest (100.00% interest)		10/31/2014	6,500	6,500	(2)
Piper Jaffray Merchant Banking Fund I, L.P. (9)(31)	Investment partnership	Limited partnership interest (2.00% interest)		8/16/2012	1,074	955	(2)
Senior Secured Loan Fund LLC (7)(10)(32)	Co-investment vehicle	Subordinated certificates ($2,034,498 par due 12/2024)	8.26% (Libor + 8.00%/M)(26)	10/30/2009	2,034,498	2,065,015
		Membership interest (87.50% interest)		10/30/2009	—	—
					2,034,498	2,065,015
VSC Investors LLC (9)	Investment company	Membership interest (1.95% interest)		1/24/2008	879	1,481	(2)
					2,053,195	2,101,828		39.78%
Healthcare Services
Alegeus Technologies Holdings Corp.	Benefits administration and transaction processing provider	Preferred stock (2,997 shares)		12/13/2013	3,087	1,876
		Common stock (3 shares)		12/13/2013	3	—
					3,090	1,876
American Academy Holdings, LLC	Provider of education, training, certification, networking, and consulting services to medical coders and other healthcare professionals	First lien senior secured loan ($14,088 par due 6/2019)	4.00% (Libor + 3.00%/Q)	6/27/2014	14,088	14,088	(2)(25)
		First lien senior secured loan ($23,425 par due 6/2019)	7.00% (Libor + 6.00%/Q)	6/27/2014	23,425	23,425	(2)(13)(25)
		First lien senior secured loan ($52,039 par due 6/2019)	7.00% (Libor + 6.00%/Q)	6/27/2014	52,039	52,039	(3)(13)(25)
		First lien senior secured loan ($4,126 par due 6/2019)	4.00% (Libor + 3.00%/Q)	6/27/2014	4,126	4,126	(4)(25)
					93,678	93,678
Athletico Management, LLC and Accelerated Holdings, LLC	Provider of outpatient rehabilitation services	First lien senior secured loan ($4,000 par due 12/2020)	6.25% (Libor + 5.50%/Q)	12/2/2014	3,968	4,000	(2)(25)
AwarePoint Corporation	Healthcare technology platform developer	First lien senior secured loan ($10,000 par due 6/2018)	9.50%	9/5/2014	9,907	9,900	(2)
		Warrant to purchase up to 3,213,367 shares of Series 1 preferred stock		11/14/2014	—	—	(2)
					9,907	9,900
AxelaCare Holdings, Inc. and AxelaCare Investment Holdings, L.P.	Provider of home infusion services	Preferred units (8,218,160 units)		4/12/2013	822	693	(2)
		Common units (83,010 units)		4/12/2013	8	7	(2)

As of December 31, 2014

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					830	700
California Forensic Medical Group, Incorporated (30)	Correctional facility healthcare operator	First lien senior secured loan ($48,630 par due 11/2018)	9.25% (Libor + 8.00%/Q)	11/16/2012	48,630	48,630	(3)(25)
CCS Intermediate Holdings, LLC and CCS Group Holdings, LLC (30)	Correctional facility healthcare operator	First lien senior secured revolving loan ($1,275 par due 7/2019)	5.00% (Libor + 4.00%/Q)	7/23/2014	1,275	1,249	(2)(25)
		First lien senior secured loan ($6,719 par due 7/2021)	5.00% (Libor + 4.00%/Q)	7/23/2014	6,688	6,584	(2)(25)
		Second lien senior secured loan ($135,000 par due 7/2022)	9.38% (Libor + 8.38%/Q)	7/23/2014	133,721	133,650	(2)(25)
		Class A units (601,937 units)		8/19/2010	—	1,802	(2)
					141,684	143,285
DNAnexus, Inc.	Bioinformatics company	First lien senior secured loan ($5,000 par due 10/2017)	9.25%	3/21/2014	4,802	5,000	(2)
		First lien senior secured loan ($5,000 par due 2/2018)	9.25%	3/21/2014	4,787	5,000	(2)
		Warrants to purchase up to 909,092 units of Series C preferred stock		3/21/2014	—	—	(2)
					9,589	10,000
Genocea Biosciences, Inc.	Vaccine discovery technology company	Common stock (31,500 shares)		2/10/2014	—	220	(2)
GI Advo Opco, LLC	Behavioral treatment services provider	First lien senior secured loan ($13,890 par due 6/2017)	6.00% (Libor + 4.75%/Q)	12/13/2013	14,182	13,890	(2)(25)
		First lien senior secured loan ($69 par due 6/2017)	7.00% (Base Rate + 3.75%/Q)	12/13/2013	70	69	(2)(25)
					14,252	13,959
Global Healthcare Exchange, LLC and GHX Ultimate Parent Corp. (30)	On-demand supply chain automation solutions provider	First lien senior secured loan ($231,250 par due 3/2020)	8.50% (Libor + 7.50%/Q)	3/11/2014	229,626	231,250	(2)(25)
		Class A common stock (2,475 shares)		3/11/2014	2,991	2,991	(2)
		Class B common stock (938 shares)		3/11/2014	30	2,417	(2)
					232,647	236,658
Greenphire, Inc. and RMCF III CIV XXIX, L.P (30)	Software provider for clinical trial management	First lien senior secured loan ($4,000 par due 12/2018)	9.00% (Libor + 8.00%/Q)	12/19/2014	4,000	4,000	(2)(25)
		Limited partnership interest (99.90% interest)		12/19/2014	999	999	(2)
					4,999	4,999
INC Research Mezzanine Co-Invest, LLC	Pharmaceutical and biotechnology consulting services	Common units (1,410,000 units)		9/27/2010	1,512	4,287	(2)
Intermedix Corporation	Revenue cycle management provider to the emergency healthcare industry	Second lien senior secured loan ($112,000 par due 6/2020)	9.25% (Libor + 8.25%/Q)	12/27/2012	112,000	110,880	(2)(25)
LM Acquisition Holdings, LLC (8)	Developer and manufacturer of medical equipment	Class A units (426 units)		9/27/2013	1,000	1,721	(2)
MC Acquisition Holdings I, LLC	Healthcare professional provider	Class A units (1,338,314 units)		1/17/2014	1,338	1,863	(2)
Monte Nido Holdings, LLC	Outpatient eating disorder treatment provider	First lien senior secured loan ($44,750 par due 12/2019)	8.00% (Libor + 7.00%/M)	12/20/2013	44,750	42,065	(3)(19)(25)
MW Dental Holding Corp. (30)	Dental services provider	First lien senior secured loan ($6,485 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	6,485	6,485	(2)(25)
		First lien senior secured loan ($24,484 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	24,484	24,484	(2)(25)
		First lien senior secured loan ($48,238 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	48,238	48,238	(3)(25)
		First lien senior secured loan ($19,949 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	19,949	19,949	(4)(25)
					99,156	99,156
My Health Direct, Inc. (30)	Healthcare scheduling exchange software solution provider	First lien senior secured loan ($3,000 par due 1/2018)	10.75%	9/18/2014	2,907	3,000	(2)
		Warrant to purchase up to 4,548 shares of Series D preferred stock		9/18/2014	39	39	(2)

As of December 31, 2014

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					2,946	3,039
Napa Management Services Corporation	Anesthesia management services provider	First lien senior secured loan ($13,000 par due 2/2019)	6.00% (Libor + 5.00%/Q)	4/15/2011	13,000	13,000	(2)(25)
		First lien senior secured loan ($80,234 par due 2/2019)	6.00% (Libor + 5.00%/Q)	4/15/2011	80,234	80,234	(2)(21)(25)
		First lien senior secured loan ($33,266 par due 2/2019)	6.00% (Libor + 5.00%/Q)	4/15/2011	33,215	33,266	(3)(21)(25)
		Common units (5,345 units)		4/15/2011	5,764	11,760	(2)
					132,213	138,260
Netsmart Technologies, Inc. and NS Holdings, Inc.	Healthcare technology provider	First lien senior secured loan ($2,760 par due 12/2017)	8.75% (Libor + 7.50%/Q)	12/18/2012	2,760	2,760	(2)(17)(25)
		First lien senior secured loan ($34,912 par due 12/2017)	8.75% (Libor + 7.50%/Q)	12/18/2012	34,912	34,912	(2)(17)(25)
		Common stock (2,500,000 shares)		6/21/2010	2,500	5,426	(2)
					40,172	43,098
New Trident Holdcorp, Inc.	Outsourced mobile diagnostic healthcare service provider	Second lien senior secured loan ($80,000 par due 7/2020)	10.25% (Libor + 9.00%/Q)	8/6/2013	78,667	78,400	(2)(25)
Nodality, Inc.	Biotechnology company	First lien senior secured loan ($8,000 par due 2/2018)	8.90%	4/25/2014	7,768	8,000	(2)
		First lien senior secured loan ($3,000 par due 8/2018)	8.90%	4/25/2014	2,900	3,000	(2)
		Warrant to purchase up to 164,179 shares of Series B preferred stock		4/25/2014	—	41	(2)
					10,668	11,041
OmniSYS Acquisition Corporation, OmniSYS, LLC, and OSYS Holdings, LLC (30)	Provider of technology-enabled solutions to pharmacies	First lien senior secured loan ($20,475 par due 11/2018)	8.50% (Libor + 7.50%/Q)	11/21/2013	20,475	20,475	(2)(25)
		Limited liability company membership interest (1.57%)		11/21/2013	1,000	1,258	(2)
					21,475	21,733
PerfectServe, Inc. (30)	Communications software platform provider for hospitals and physician practices	First lien senior secured revolving loan ($500 par due 6/2015)	7.50%	12/26/2013	500	500	(2)
		First lien senior secured loan ($2,500 par due 10/2017)	10.00%	12/26/2013	2,479	2,500	(2)
		First lien senior secured loan ($3,372 par due 4/2017)	10.00%	12/26/2013	3,348	3,372	(2)
		Warrants to purchase up to 34,113 units of Series C preferred stock		12/26/2013	—	84	(2)
					6,327	6,456
PGA Holdings, Inc.	Provider of patient surveys, management reports and national databases for the integrated healthcare delivery system	Preferred stock (333 shares)		3/12/2008	125	21	(2)
		Common stock (16,667 shares)		3/12/2008	167	1,051	(2)
					292	1,072
PhyMED Management LLC	Provider of anesthesia services	First lien senior secured loan ($10,000 par due 11/2020)	5.25% (Libor + 4.25%/M)	11/18/2014	9,927	10,000	(2)(25)
Physiotherapy Associates Holdings, Inc.	Physical therapy provider	Class A common stock (100,000 shares)		12/13/2013	3,090	2,465
POS I Corp. (fka Vantage Oncology, Inc.)	Radiation oncology care provider	Common stock (62,157 shares)		2/3/2011	4,670	1,222	(2)
Reed Group Holdings, LLC	Medical disability management services provider	Equity interests		4/1/2010	—	—	(2)
Respicardia, Inc.	Developer of implantable therapies to improve cardiovascular health	First lien senior secured loan ($1,400 par due 7/2015)	11.00%	6/28/2012	1,399	1,400	(2)
		Warrants to purchase up to 99,094 shares of Series C preferred stock		6/28/2012	38	28	(2)
					1,437	1,428

As of December 31, 2014

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Sage Products Holdings III, LLC	Patient infection control and preventive care solutions provider	Second lien senior secured loan ($120,000 par due 6/2020)	9.25% (Libor + 8.00%/Q)	12/13/2012	119,775	120,000	(2)(25)
Sarnova HC, LLC, Tri-Anim Health Services, Inc., and BEMS Holdings, LLC	Distributor of emergency medical service and respiratory products	Second lien senior secured loan ($60,000 par due 9/2018)	8.75% (Libor + 8.00%/M)	6/30/2014	60,000	60,000	(2)(25)
SurgiQuest, Inc.	Medical device company	Warrants to purchase up to 54,672 shares of Series D-4 convertible preferred stock		9/28/2012	—	—	(2)
U.S. Anesthesia Partners, Inc.	Anesthesiology service provider	First lien senior secured loan ($49,725 par due 12/2019)	6.00% (Libor + 5.00%/Q)	6/26/2014	49,725	49,725	(2)(25)
		Second lien senior secured loan ($50,000 par due 9/2020)	9.00% (Libor + 8.00%/Q)	9/24/2014	50,000	50,000	(2)(25)
					99,725	99,725
Young Innovations, Inc.	Dental supplies and equipment manufacturer	Second lien senior secured loan ($45,000 par due 7/2019)	9.00% (Libor + 8.00%/Q)	5/30/2014	45,000	45,000	(2)(25)
					1,459,414	1,470,816		27.84%
Other Services
American Residential Services L.L.C.	Heating, ventilation and air conditioning services provider	Second lien senior secured loan ($50,000 par due 12/2021)	9.00% (Libor + 8.00%/Q)	6/30/2014	49,534	50,000	(2)(25)
Capital Investments and Ventures Corp. (30)	SCUBA diver training and certification provider	First lien senior secured loan ($60,654 par due 8/2020)	8.00% (Base Rate + 4.75%/Q)	8/9/2012	60,334	60,654	(2)(25)
		First lien senior secured loan ($21,181 par due 8/2020)	8.00% (Base Rate + 4.75%/Q)	8/9/2012	21,181	21,181	(3)(25)
		First lien senior secured loan ($7,534 par due 8/2020)	8.00% (Base Rate + 4.75%/Q)	8/9/2012	7,534	7,534	(4)(25)
					89,049	89,369
Community Education Centers, Inc.	Offender re-entry and in-prison treatment services provider	First lien senior secured loan ($14,130 par due 3/2015)	6.25% (Libor + 5.25%/Q)	12/10/2010	14,130	14,130	(2)(18)(25)
		First lien senior secured loan ($156 par due 3/2015)	7.50% (Base Rate + 4.25%/Q)	12/10/2010	156	156	(2)(18)(25)
		Second lien senior secured loan ($48,377 par due 12/2015)		12/10/2010	47,169	39,858	(2)(24)
		Warrants to purchase up to 654,618 shares		12/10/2010	—	—	(2)
					61,455	54,144
Competitor Group, Inc. and Calera XVI, LLC (30)	Endurance sports media and event operator	First lien senior secured revolving loan ($2,850 par due 11/2018)	10.00% (Base Rate + 6.75%/Q)	11/30/2012	2,850	2,565	(2)(25)
		First lien senior secured revolving loan ($900 par due 11/2018)	9.00% (Libor + 7.75%/Q)	11/30/2012	900	810	(2)(25)
		First lien senior secured loan ($24,444 par due 11/2018)	10.50% (Libor + 7.75% Cash, 1.50% PIK /Q)	11/30/2012	24,444	21,999	(2)(25)
		First lien senior secured loan ($29,931 par due 11/2018)	10.50% (Libor + 7.75% Cash, 1.50% PIK /Q)	11/30/2012	29,931	26,938	(3)(25)
		Membership units (2,500,000 units)		11/30/2012	2,519	275	(2)(9)
					60,644	52,587
Crown Health Care Laundry Services, Inc. and Crown Laundry Holdings, LLC (6)(30)	Provider of outsourced linen management solutions to the healthcare industry	First lien senior secured revolving loan ($700 par due 3/2019)	8.25% (Libor + 7.00%/Q)	3/13/2014	700	700	(2)(25)(28)
		First lien senior secured loan ($24,316 par due 3/2019)	8.25% (Libor + 7.00%/Q)	3/13/2014	24,316	24,316	(2)(25)
		Class A preferred units (2,475,000 units)		3/13/2014	2,475	2,723	(2)
		Class B common units (275,000 units)		3/13/2014	275	303	(2)
					27,766	28,042
Dwyer Acquisition Parent, Inc. and TDG Group Holding Company	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan ($52,670 par due 2/2020)	11.00%	8/15/2014	52,670	52,670	(2)
		Common stock (30,000 shares)		8/15/2014	3,000	3,439	(2)
					55,670	56,109

As of December 31, 2014

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
GHS Interactive Security, LLC and LG Security Holdings, LLC (30)	Originates residential security alarm contracts	First lien senior secured loan ($8,578 par due 5/2018)	7.50% (Libor + 6.00%/S)	12/13/2013	8,626	8,578	(25)
		Class A membership units (1,560,000 units)		12/13/2013	1,607	728
					10,233	9,306
Massage Envy, LLC (30)	Franchisor in the massage industry	First lien senior secured loan ($28,245 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	28,245	28,245	(2)(25)
		First lien senior secured loan ($47,716 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	47,716	47,716	(3)(25)
		Common stock (3,000,000 shares)		9/27/2012	3,000	4,306	(2)
					78,961	80,267
McKenzie Sports Products, LLC (30)	Designer, manufacturer and distributor of hunting-related supplies	First lien senior secured loan ($84,500 par due 9/2020)	6.75% (Libor + 5.75%/M)	9/18/2014	84,500	83,654	(2)(12)(25)
OpenSky Project, Inc.	Social commerce platform operator	First lien senior secured loan ($3,000 par due 9/2017)	10.00%	6/4/2014	2,960	3,000	(2)
		Warrant to purchase up to 46,996 shares of Series D preferred stock		6/4/2014	48	48	(2)
					3,008	3,048
PODS Funding Corp. II	Storage and warehousing	First lien senior secured loan ($3,899 par due 12/2018)	7.00% (Libor + 6.00%/Q)	3/12/2014	3,899	3,899	(25)
		First lien senior secured loan ($33,989 par due 12/2018)	7.00% (Libor + 6.00%/Q)	3/12/2014	33,989	33,989	(25)
					37,888	37,888
Spin HoldCo Inc.	Laundry service and equipment provider	Second lien senior secured loan ($140,000 par due 5/2020)	8.00% (Libor + 7.00%/M)	5/14/2013	140,000	137,200	(2)(25)
TWH Water Treatment Industries, Inc., TWH Filtration Industries, Inc. and TWH Infrastructure Industries, Inc. (30)	Wastewater infrastructure repair, treatment and filtration company	First lien senior secured loan ($2,240 par due 10/2019)	10.25% (Libor + 9.25%/Q)	10/10/2014	2,240	2,240	(2)(25)
		First lien senior secured loan ($36,400 par due 10/2019)	10.25% (Libor + 9.25%/Q)	10/10/2014	36,400	36,400	(2)(25)
					38,640	38,640
United Road Towing, Inc.	Towing company	Warrants to purchase up to 607 shares		4/1/2010	—	—
Wash Multifamily Laundry Systems, LLC	Laundry service and equipment provider	Second lien senior secured loan ($78,000 par due 2/2020)	7.75% (Libor + 6.75%/Q)	6/26/2012	78,000	78,000	(2)(25)
					815,348	798,254		15.11%
Consumer Products
Feradyne Outdoors, LLC and Bowhunter Holdings, LLC (30)	Provider of branded archery and bowhunting accessories	First lien senior secured loan ($50,100 par due 3/2019)	6.55% (Libor + 5.55%/Q)	4/24/2014	50,100	50,100	(2)(22)(25)
		First lien senior secured loan ($6,953 par due 3/2019)	4.00% (Libor + 3.00%/Q)	4/24/2014	6,953	6,953	(2)(25)
		Common units (300 units)		4/24/2014	3,000	2,573	(2)
					60,053	59,626
Implus Footcare, LLC	Provider of footwear and other accessories	Preferred stock (455 shares)	6.00% PIK	10/31/2011	4,740	4,740	(2)
		Common stock (455 shares)		10/31/2011	—	1,414	(2)
					4,740	6,154
Indra Holdings Corp.	Designer, marketer, and distributor of rain and cold weather products	Second lien senior secured loan ($80,000 par due 11/2021)	8.50% (Libor + 7.50%/Q)	5/1/2014	78,814	79,199	(2)(25)
Matrixx Initiatives, Inc. and Wonder Holdings Acquisition Corp.	Developer and marketer of OTC healthcare products	Warrants to purchase up to 1,489 shares of preferred stock		7/27/2011	—	921	(2)
		Warrants to purchase up to 1,654,678 shares of common stock		7/27/2011	—	—	(2)
					—	921
Oak Parent, Inc.	Manufacturer of athletic apparel	First lien senior secured loan ($30,256 par due 4/2018)	7.50% (Libor + 7.00%/Q)	4/2/2012	30,172	30,256	(3)(25)
		First lien senior secured loan ($157 par due 4/2018)	9.25% (Base Rate + 6.00%/Q)	4/2/2012	157	157	(3)(25)

As of December 31, 2014

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($8,551 par due 4/2018)	7.50% (Libor + 7.00%/Q)	4/2/2012	8,527	8,551	(4)(25)
		First lien senior secured loan ($44 par due 4/2018)	9.25% (Base Rate + 6.00%/Q)	4/2/2012	44	44	(4)(25)
					38,900	39,008
PG-ACP Co-Invest, LLC	Supplier of medical uniforms, specialized medical footwear and accessories	Class A membership units (1,000,0000 units)		8/29/2012	1,000	1,444	(2)
Plantation Products, LLC, Seed Holdings, Inc. and Flora Parent, Inc. (30)	Provider of branded lawn and garden products	First lien senior secured revolving loan ($9,007 par due 12/2020)	5.00% (Libor + 4.00%/Q)	12/23/2014	9,007	9,007	(2)(25)
		First lien senior secured loan ($79,000 par due 12/2020)	5.00% (Libor + 4.00%/Q)	12/23/2014	78,545	79,000	(2)(25)
		Second lien senior secured loan ($66,000 par due 6/2021)	9.94% (Libor + 8.94%/Q)	12/23/2014	65,620	66,000	(2)(25)
		Common stock (30,000 shares)		12/23/2014	3,000	3,000	(2)
					156,172	157,007
Shock Doctor, Inc. and BRP Hold 14, LLC (30)	Developer, marketer and distributor of sports protection equipment and accessories.	First lien senior secured loan ($1,333 par due 3/2020)	8.75% (Libor + 7.75%/Q)	3/14/2014	1,333	1,333	(2)(25)
		First lien senior secured loan ($5,721 par due 3/2020)	8.75% (Libor + 7.75%/Q)	3/14/2014	5,721	5,721	(2)(25)
		First lien senior secured loan ($53,729 par due 3/2020)	8.75% (Libor + 7.75%/Q)	3/14/2014	53,729	53,729	(3)(25)
		First lien senior secured loan ($19,950 par due 3/2020)	8.75% (Libor + 7.75%/Q)	3/14/2014	19,950	19,950	(4)(25)
		Class A preferred units (50,000 units)		3/14/2014	5,000	5,529	(2)
					85,733	86,262
The Step2 Company, LLC (7)	Toy manufacturer	Second lien senior secured loan ($27,583 par due 9/2019)	10.00% PIK	4/1/2010	27,463	27,583	(2)
		Second lien senior secured loan ($4,500 par due 9/2019)	10.00%	3/13/2014	4,500	4,500	(2)
		Second lien senior secured loan ($37,207 par due 9/2019)		4/1/2010	30,802	9,043	(2)(24)
		Common units (1,116,879 units)		4/1/2010	24	—
		Class B common units (126,278,000 units)		10/30/2014	—	—	(2)
		Warrants to purchase up to 3,157,895 units		4/1/2010	—	—
					62,789	41,126
Varsity Brands Holding Co., Inc., Hercules Achievement, Inc., Hercules Achievement Holdings, Inc. and Hercules VB Holdings, Inc.	Leading manufacturer and distributor of textiles, apparel & luxury goods	Second lien senior secured loan ($180,000 par due 12/2022)	9.75% (Libor + 8.75%/M)	12/11/2014	178,200	180,000	(2)(25)
		Common stock (3,353,371 shares)		12/11/2014	4,147	4,147	(2)
		Common stock (3,353,371 shares)		12/11/2014	3,353	3,353	(2)
					185,700	187,500
Woodstream Corporation	Pet products manufacturer	First lien senior secured loan ($12 par due 8/2016)	7.00% (Base Rate + 3.75%/Q)	4/18/2012	12	12	(4)(25)
		First lien senior secured loan ($4,804 par due 8/2016)	6.00% (Libor + 5.00%/Q)	4/18/2012	4,804	4,804	(4)(25)
		Senior subordinated loan ($80,000 par due 2/2017)	11.50%	4/18/2012	78,178	80,000	(2)
		Common stock (4,254 shares)		1/22/2010	1,222	2,816	(2)
					84,216	87,632
					758,117	745,879		14.12%
Power Generation
Alphabet Energy, Inc.	Technology developer to convert waste-heat into electricity	First lien senior secured loan ($1,960 par due 7/2017)	9.50%	12/16/2013	1,894	1,960	(2)
		First lien senior secured loan ($2,880 par due 7/2017)	9.62%	12/16/2013	2,683	2,880	(2)

As of December 31, 2014

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Series B preferred stock (74,449 shares)		2/26/2014	250	250	(2)
		Warrant to purchase up to 59,524 shares of Series B preferred stock		12/16/2013	146	125	(2)
					4,973	5,215
Bicent (California) Holdings LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($49,706 par due 2/2021)	8.25% (Libor + 7.25%/Q)	2/6/2014	49,706	49,706	(2)(25)
Brush Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($1,730 par due 8/2020)	7.50% (Base Rate + 4.25%/Q)	8/1/2013	1,730	1,730	(2)(25)
		First lien senior secured loan ($86,384 par due 8/2020)	6.25% (Libor + 5.25%/Q)	8/1/2013	86,384	86,384	(2)(25)
					88,114	88,114
CPV Maryland Holding Company II, LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($42,838 par due 12/2020)	5.00% Cash, 5.00% PIK	8/8/2014	42,838	42,838	(2)
		Warrant to purchase up to 4 units of common stock		8/8/2014	—	200	(2)
					42,838	43,038
DESRI VI Management Holdings, LLC	Wind and solar power generation facility operator	Senior subordinated loan ($26,500 par due 12/2021)	9.75%	12/24/2014	26,500	26,500	(2)
		Non-controlling units (10.0 units)		12/24/2014	1,483	1,483	(2)
					27,983	27,983
DESRI Wind Development Acquisition Holdings, L.L.C.	Wind and solar power generation facility operator	Senior subordinated loan ($14,750 par due 8/2021)	9.25%	8/26/2014	14,750	14,750	(2)
		Non-controlling units (7.5 units)		8/26/2014	806	806	(2)
					15,556	15,556
Green Energy Partners, Stonewall LLC and Panda Stonewall Intermediate Holdings II LLC (30)	Gas turbine power generation facilities operator	Senior subordinated loan ($81,500 par due 12/2021)	13.25%	11/13/2014	81,500	81,500	(2)
Joule Unlimited Technologies, Inc. and Stichting Joule Global Foundation	Renewable fuel and chemical production developer	First lien senior secured loan ($5,909 par due 2/2017)	10.00%	7/25/2013	5,873	5,909	(2)(23)
		Warrant to purchase up to 32,051 shares of Series C-2 preferred stock		7/25/2013	—	39	(2)(8)
					5,873	5,948
La Paloma Generating Company, LLC	Natural gas fired, combined cycle plant operator	Second lien senior secured loan ($10,000 par due 2/2020)	9.25% (Libor + 8.25%/Q)	2/20/2014	9,652	9,400	(2)(25)
Moxie Liberty LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($100,000 par due 8/2020)	7.50% (Libor + 6.50%/Q)	8/21/2013	98,900	100,000	(2)(25)
Moxie Patriot LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($100,000 par due 12/2020)	6.75% (Libor + 5.75%/Q)	12/19/2013	99,000	100,000	(2)(25)
Panda Sherman Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($32,429 par due 9/2018)	9.00% (Libor + 7.50%/Q)	9/14/2012	32,429	32,429	(2)(25)
Panda Temple Power II, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($20,000 par due 4/2019)	7.25% (Libor + 6.00%/Q)	4/3/2013	19,852	20,000	(2)(25)
Panda Temple Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($60,000 par due 7/2018)	11.50% (Libor + 10.00%/Q)	7/17/2012	58,719	60,000	(2)(25)
PERC Holdings 1 LLC	Operator of recycled energy, combined heat and power, and energy efficiency facilities	Class B common units (21,653,543 units)		10/20/2014	21,654	21,654	(2)
					656,749	660,543		12.50%
Business Services
2329497 Ontario Inc. (8)	Outsourced data center infrastructure and related services provider	Second lien senior secured loan ($42,480 par due 6/2019)	10.50% (Libor + 9.25%/M)	12/13/2013	43,323	36,006	(2)(25)
BlackArrow, Inc.	Advertising and data solutions software platform provider	First lien senior secured loan ($8,000 par due 9/2017)	9.25%	3/13/2014	7,782	8,000	(2)

As of December 31, 2014

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Warrant to purchase up to 517,386 units of Series C preferred stock		3/13/2014	—	76	(2)
					7,782	8,076
CallMiner, Inc.	Provider of cloud-based conversational analytics solutions	First lien senior secured loan ($4,000 par due 5/2018)	10.00%	7/23/2014	3,973	4,000	(2)
		First lien senior secured loan ($2,000 par due 9/2018)	10.00%	7/23/2014	1,986	2,000	(2)
		Warrant to purchase up to 2,350,636 shares of Series 1 preferred stock		7/23/2014	—	—	(2)
					5,959	6,000
Cast & Crew Payroll, LLC and Centerstage Co-Investors, L.L.C. (6)(30)	Payroll and accounting services provider to the entertainment industry	First lien senior secured loan ($27,930 par due 10/2019)	4.00% (Libor + 3.00%/Q)	12/24/2012	27,930	27,930	(2)(25)
		First lien senior secured loan ($53,569 par due 10/2019)	7.00% (Libor + 6.00%/Q)	12/24/2012	53,569	53,569	(2)(16)(25)
		First lien senior secured loan ($41,813 par due 10/2019)	7.00% (Libor + 6.00%/Q)	12/24/2012	41,813	41,813	(3)(16)(25)
		Class A membership units (2,500,000 units)		12/24/2012	57	5,885	(2)
		Class B membership units (2,500,000 units)		12/24/2012	57	5,885	(2)
					123,426	135,082
CIBT Investment Holdings, LLC	Expedited travel document processing services	Class A shares (2,500 shares)		12/15/2011	2,500	4,915	(2)
Command Alkon, Incorporated and CA Note Issuer, LLC	Software solutions provider to the ready-mix concrete industry	Second lien senior secured loan ($10,000 par due 8/2020)	9.25% (Libor + 8.25%/Q)	9/28/2012	10,000	10,000	(2)(25)
		Second lien senior secured loan ($26,500 par due 8/2020)	9.25% (Libor + 8.25%/Q)	9/28/2012	26,500	26,500	(2)(25)
		Second lien senior secured loan ($11,500 par due 8/2020)	9.25% (Libor + 8.25%/Q)	9/28/2012	11,500	11,500	(2)(25)
		Senior subordinated loan ($17,621 par due 8/2021)	14.00% PIK	8/8/2014	17,621	17,621	(2)
					65,621	65,621
Compuware Parent, LLC	Web and mobile cloud performance testing and monitoring services provider	Class A-1 common stock (4,132 units)		12/15/2014	2,250	2,527	(2)
		Class B-1 common stock (4,132 units)		12/15/2014	450	505	(2)
		Class C-1 common stock (4,132 units)		12/15/2014	300	337	(2)
		Class A-2 common stock (4,132 units)		12/15/2014	—	—	(2)
		Class B-2 common stock (4,132 units)		12/15/2014	—	—	(2)
		Class C-2 common stock (4,132 units)		12/15/2014	—	—	(2)
					3,000	3,369
Coverall North America, Inc.	Commercial janitorial services provider	Letter of credit facility		1/17/2013	—	—	(29)
Directworks, Inc. and Co-Exprise Holdings, Inc. (30)	Provider of cloud-based software solutions for direct materials sourcing and supplier management for manufacturers	First lien senior secured loan ($2,500 par due 4/2018)	10.25% (Libor + 9.25%/M)	12/19/2014	2,500	2,500	(2)(25)
		Warrant to purchase up to 1,875,000 shares of Series 1 preferred stock		12/19/2014	—	—	(2)
					2,500	2,500
DTI Holdco, Inc. and OPE DTI Holdings, Inc.	Provider of legal process outsourcing and managed services	First lien senior secured loan ($1,000 par due 8/2020)	5.75% (Libor + 4.75%/Q)	8/19/2014	1,000	1,000	(2)(25)
		Class A common stock (7,500 shares)		8/19/2014	7,500	8,383	(2)
		Class B common stock (7,500 shares)		8/19/2014	—	—	(2)
					8,500	9,383

As of December 31, 2014

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
First Insight, Inc.	SaaS company providing merchandising and pricing solutions to companies worldwide	First lien senior secured loan ($3,267 par due 4/2017)	9.50%	3/20/2014	3,193	3,267	(2)
		Warrants to purchase up to 122,827 units of Series C preferred stock		3/20/2014	—	6	(2)
					3,193	3,273
HCPro, Inc. and HCP Acquisition Holdings, LLC (7)	Healthcare compliance advisory services	Senior subordinated loan ($9,398 par due 5/2015)		3/5/2013	2,691	—	(2)(24)
		Class A units (14,293,110 units)		6/26/2008	12,793	—	(2)
					15,484	—
IfByPhone Inc.	Voice-based marketing automation software provider	Warrant to purchase up to 124,300 shares of Series C preferred stock		10/15/2012	88	79	(2)
Investor Group Services, LLC (6)	Business consulting for private equity and corporate clients	Limited liability company membership interest (7.75% interest)		6/22/2006	—	625
IronPlanet, Inc. (30)	Online auction platform provider for used heavy equipment	First lien senior secured revolving loan		9/24/2013	—	—	(2)(27)
		Warrant to purchase to up to 133,333 shares of Series C preferred stock		9/24/2013	214	244	(2)
					214	244
ISS #2, LLC (30)	Provider of repairs, refurbishments and services to the broader industrial end user markets	First lien senior secured loan ($54,767 par due 6/2018)	6.50% (Libor + 5.50%/M)	6/5/2013	54,767	54,767	(2)(25)
		First lien senior secured loan ($4,900 par due 6/2018)	6.50% (Libor + 5.50%/M)	6/5/2013	4,900	4,900	(2)(25)
		First lien senior secured loan ($44,325 par due 6/2018)	6.50% (Libor + 5.50%/Q)	6/5/2013	44,325	44,325	(3)(25)
					103,992	103,992
Itel Laboratories, Inc. (30)	Data services provider for building materials to property insurance industry	Preferred units (1,798,391 units)		6/29/2012	1,000	1,289	(2)
Market Track Holdings, LLC	Business media consulting services company	Preferred stock (1,500 shares)		12/13/2013	1,982	1,912
		Common stock (15,000 shares)		12/13/2013	1,982	1,780
					3,964	3,692
Maximus Holdings, LLC	Provider of software simulation tools and related services	Warrants to purchase up to 1,050,013 shares of common stock		12/13/2013	—	610
Multi-Ad Services, Inc. (6)	Marketing services and software provider	Preferred units (1,725,280 units)		4/1/2010	788	2,118
		Common units (1,725,280 units)		4/1/2010	—	—
					788	2,118
MVL Group, Inc. (7)	Marketing research provider	Senior subordinated loan ($430 par due 7/2012)		4/1/2010	226	226	(2)(24)
		Common stock (560,716 shares)		4/1/2010	—	—	(2)
					226	226
NComputing, Inc.	Desktop virtualization hardware and software technology service provider	Warrant to purchase up to 462,726 shares of Series C preferred stock		3/20/2013	—	12	(2)
PeakColo Holdings, Inc. and Powered by Peak LLC (30)	Wholesaler of cloud-based software applications and services	First lien senior secured loan ($4,000 par due 11/2018)	9.75% (Libor + 8.75%/M)	11/3/2014	3,909	3,920	(2)(25)
		Warrant to purchase up to 2,037 shares of Series A preferred stock		11/3/2014	93	93	(2)
					4,002	4,013
PHL Investors, Inc., and PHL Holding Co. (7)	Mortgage services	Class A common stock (576 shares)		7/31/2012	3,768	—	(2)
Powersport Auctioneer Holdings, LLC	Powersport vehicle auction operator	Common units (1,972 units)		3/2/2012	1,000	963	(2)
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	181	(2)

As of December 31, 2014

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Rocket Fuel Inc.	Provider of open and integrated software for digital marketing optimization	Common stock (11,405 units)		9/9/2014	40	92	(2)
Ship Investor & Cy S.C.A. (8)	Payment processing company	Common stock (936,693 shares)		12/13/2013	1,729	3,135
Tripwire, Inc. (30)	IT security software provider	First lien senior secured loan ($65,716 par due 5/2018)	7.00% (Libor + 5.75%/Q)	5/23/2011	65,716	66,373	(2)(25)
		First lien senior secured loan ($38,582 par due 5/2018)	7.00% (Libor + 5.75%/Q)	5/23/2011	38,582	38,968	(3)(25)
		First lien senior secured loan ($7,716 par due 5/2018)	7.00% (Libor + 5.75%/Q)	5/23/2011	7,716	7,794	(4)(25)
		Class A common stock (2,970 shares)		5/23/2011	2,970	4,098	(2)
		Class B common stock (2,655,638 shares)		5/23/2011	30	11,602	(2)
					115,014	128,835
Velocity Holdings Corp.	Hosted enterprise resource planning application management services provider	Common units (1,713,546 units)		12/13/2013	4,503	3,270
Venturehouse-Cibernet Investors, LLC	Financial settlement services for intercarrier wireless roaming	Equity interest		4/1/2010	—	—	(2)
					521,866	527,601		9.99%
Education
Campus Management Corp. and Campus Management Acquisition Corp. (6)	Education software developer	Preferred stock (485,159 shares)		2/8/2008	10,520	10,161	(2)
Infilaw Holding, LLC (30)	Operator of for-profit law schools	First lien senior secured revolving loan		8/25/2011	—	—	(2)(27)
		First lien senior secured loan ($1 par due 8/2016)	9.50% (Libor + 8.50%/Q)	8/25/2011	1	1	(2)(25)
		First lien senior secured loan ($9,411 par due 8/2016)	9.50% (Libor + 8.50%/Q)	8/25/2011	9,411	9,411	(3)(25)
		Series A preferred units (124,890 units)	9.50% (Libor + 8.50%/Q)	8/25/2011	124,890	124,890	(2)(25)
		Series B preferred units (3.91 units)		10/19/2012	9,245	12,840	(2)
					143,547	147,142
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	Private school operator	First lien senior secured loan ($58,798 par due 12/2016)		4/24/2013	52,972	47,039	(2)(24)
		First lien senior secured loan ($1,996 par due 12/2016)		6/13/2014	1,996	1,597	(2)(24)
		Series B preferred stock (1,750,000 shares)		8/5/2010	5,000	—	(2)
		Series C preferred stock (2,512,586 shares)		6/7/2010	689	—	(2)
		Common stock (20 shares)		6/7/2010	—	—	(2)
					60,657	48,636
Lakeland Tours, LLC (30)	Educational travel provider	First lien senior secured revolving loan		10/4/2011	—	—	(2)(27)
		First lien senior secured loan ($4,181 par due 1/2017)	5.25% (Libor + 4.25%/Q)	10/4/2011	4,180	4,181	(2)(25)
		First lien senior secured loan ($85,688 par due 1/2017)	8.50% (Libor + 7.50%/Q)	10/4/2011	85,664	85,688	(2)(15)(25)
		First lien senior secured loan ($40,362 par due 1/2017)	8.50% (Libor + 7.50%/Q)	10/4/2011	40,305	40,362	(3)(15)(25)
		Common stock (5,000 shares)		10/4/2011	5,000	5,261	(2)
					135,149	135,492
PIH Corporation (30)	Franchisor of education-based early childhood centers	First lien senior secured revolving loan ($621 par due 6/2017)	7.25% (Libor + 6.25%/M)	12/13/2013	621	621	(2)(25)
		First lien senior secured loan ($35,512 par due 6/2017)	7.25% (Libor + 6.25%/M)	12/13/2013	36,127	35,512	(2)(25)
					36,748	36,133
R3 Education, Inc. and EIC Acquisitions Corp.	Medical school operator	Preferred stock (1,977 shares)		7/30/2008	494	494	(2)

As of December 31, 2014

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Common membership interest (15.76% interest)		9/21/2007	15,800	26,199	(2)
		Warrants to purchase up to 27,890 shares		12/8/2009	0	0	(2)
					16,294	26,693
Regent Education, Inc. (30)	Provider of software solutions designed to optimize the financial aid and enrollment processes	First lien senior secured loan ($3,000 par due 1/2018)	10.00%	7/1/2014	2,934	2,940	(2)
		Warrant to purchase up to 987,771 shares of Series CC preferred stock		7/1/2014	—	76	(2)
					2,934	3,016
RuffaloCODY, LLC (30)	Provider of student fundraising and enrollment management services	First lien senior secured loan ($12,683 par due 5/2019)	5.57% (Libor + 4.32%/Q)	5/29/2013	12,683	12,620	(2)(25)
		First lien senior secured loan ($18,860 par due 5/2019)	5.57% (Libor + 4.32%/Q)	5/29/2013	18,860	18,765	(2)(25)
		First lien senior secured loan ($11,709 par due 5/2019)	5.57% (Libor + 4.32%/Q)	5/29/2013	11,709	11,651	(4)(25)
					43,252	43,036
WCI-Quantum Holdings, Inc.	Distributor of instructional products, services and resources	Series A preferred stock (1,272 shares)		10/24/2014	1,000	1,000	(2)
					450,101	451,309		8.54%
Financial Services
AllBridge Financial, LLC (7)	Asset management services	Equity interests		4/1/2010	1,140	5,804
Callidus Capital Corporation (7)	Asset management services	Common stock (100 shares)		4/1/2010	3,000	1,702
Ciena Capital LLC (7)(30)	Real estate and small business loan servicer	First lien senior secured revolving loan ($14,000 par due 12/2014)	6.00%	11/29/2010	14,000	14,000	(2)
		First lien senior secured loan ($1,000 par due 12/2016)	12.00%	11/29/2010	1,000	1,000	(2)
		First lien senior secured loan ($10,000 par due 12/2016)	12.00%	11/29/2010	10,000	10,000	(2)
		First lien senior secured loan ($5,000 par due 12/2016)	12.00%	11/29/2010	5,000	5,000	(2)
		Equity interests		11/29/2010	49,374	19,907	(2)
					79,374	49,907
Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($28,000 par due 5/2018)	12.75%	5/10/2012	28,000	28,000	(2)
Cook Inlet Alternative Risk, LLC	Risk management services	Senior subordinated loan ($750 par due 9/2015)	9.00%	9/30/2011	750	750	(2)
Gordian Acquisition Corp.	Financial services firm	Common stock (526 shares)		11/30/2012	—	—	(2)
Imperial Capital Group LLC	Investment services	Class A common units (23,130 units)		5/10/2007	11,248	15,633	(2)
		2006 Class B common units (7,578 units)		5/10/2007	2	4	(2)
		2007 Class B common units (945 units)		5/10/2007	—	—	(2)
					11,250	15,637
Ivy Hill Asset Management, L.P. (7)(9)	Asset management services	Member interest (100.00% interest)		6/15/2009	170,961	259,325
Javlin Three LLC, Javlin Four LLC, and Javlin Five LLC (9)(30)	Asset-backed financial services company	First lien senior secured revolving loan ($42,400 par due 6/2017)	8.41% (Libor + 8.25%/M)	6/24/2014	42,400	42,400	(2)
					336,875	403,525		7.64%
Restaurants and Food Services
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc.	Restaurant owner and operator	First lien senior secured loan ($28,581 par due 12/2018)	9.25% (Libor + 8.25%/Q)	11/27/2006	28,581	27,152	(2)(20)(25)
		First lien senior secured loan ($10,919 par due 12/2023)	9.25% (Libor + 8.25%/Q)	11/27/2006	10,922	10,373	(3)(20)(25)
		Promissory note ($18,817 par due 12/2018)		11/27/2006	13,770	346	(2)

As of December 31, 2014

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Warrants to purchase up to 23,750 units of Series D common stock		12/18/2013	24	—	(2)
					53,297	37,871
Benihana, Inc. (30)	Restaurant owner and operator	First lien senior secured loan ($4,888 par due 1/2019)	6.75% (Libor + 5.50%/Q)	8/21/2012	4,888	4,790	(4)(25)
DineInFresh, Inc.	Meal-delivery provider	First lien senior secured loan ($7,500 par due 7/2018)	9.75% (Libor + 8.75%/Q)	12/19/2014	7,425	7,500	(2)(25)
		Warrant to purchase up to 143,079 shares of Series A preferred stock		12/19/2014	—	3	(2)
					7,425	7,503
Garden Fresh Restaurant Corp. (30)	Restaurant owner and operator	First lien senior secured revolving loan ($1,100 par due 7/2018)	10.00% (Libor + 8.50%/M)	10/3/2013	1,100	1,100	(2)(25)(28)
		First lien senior secured loan ($42,219 par due 7/2018)	10.00% (Libor + 8.50%/M)	10/3/2013	42,219	42,219	(3)(25)
					43,319	43,319
Global Franchise Group, LLC and GFG Intermediate Holding, Inc.	Worldwide franchisor of quick service restaurants	First lien senior secured loan ($62,500 par due 12/2019)	10.57% (Libor + 9.57%/Q)	12/18/2014	62,500	62,500	(2)(25)
Hojeij Branded Foods, Inc. (30)	Airport restaurant operator	First lien senior secured revolving loan ($1,450 par due 2/2017)	9.00% (Libor + 8.00%/Q)	2/15/2012	1,450	1,450	(2)(25)(28)
		First lien senior secured loan ($14,442 par due 2/2017)	9.00% (Libor + 8.00%/Q)	2/15/2012	14,442	14,442	(2)(25)
		First lien senior secured loan ($9,407 par due 2/2017)	9.00% (Libor + 8.00%/Q)	7/15/2014	9,407	9,407	(2)(25)
		First lien senior secured loan ($14,442 par due 2/2017)	9.00% (Libor + 8.00%/Q)	2/15/2012	14,136	14,442	(2)(25)
		Warrants to purchase up to 7.5% of membership interest		2/15/2012	—	507	(2)
		Warrants to purchase up to 324 shares of Class A common stock		2/15/2012	669	7,313	(2)
					40,104	47,561
Orion Foods, LLC (fka Hot Stuff Foods, LLC) (7)	Convenience food service retailer	First lien senior secured loan ($8,069 par due 9/2015)		4/1/2010	8,069	3,106	(2)(24)
		Second lien senior secured loan ($19,420 par due 9/2015)		4/1/2010	—	—	(2)(24)
		Preferred units (10,000 units)		10/28/2010	—	—	(2)
		Class A common units (25,001 units)		4/1/2010	—	—	(2)
		Class B common units (1,122,452 units)		4/1/2010	—	—	(2)
					8,069	3,106
OTG Management, LLC (30)	Airport restaurant operator	First lien senior secured revolving loan ($2,500 par due 12/2017)	8.75% (Libor + 7.25%/M)	12/11/2012	2,500	2,500	(2)(25)
		First lien senior secured loan ($6,250 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	6,250	6,250	(2)(25)
		First lien senior secured loan ($15,700 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	15,700	15,700	(2)(25)
		First lien senior secured loan ($25,000 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	25,000	25,000	(2)(25)
		Common units (3,000,000 units)		1/5/2011	3,000	2,238	(2)
		Warrants to purchase up to 7.73% of common units		6/19/2008	100	4,464	(2)
					52,550	56,152
Performance Food Group, Inc. and Wellspring Distribution Corp	Food service distributor	Second lien senior secured loan ($24,328 par due 11/2019)	6.25% (Libor + 5.25%/M)	5/14/2013	24,234	24,084	(2)(25)
		Class A non-voting common stock (1,366,120 shares)		5/3/2008	6,303	8,507	(2)
					30,537	32,591
Restaurant Holding Company, LLC	Fast food restaurant operator	First lien senior secured loan ($37,312 par due 2/2019)	8.75% (Libor + 7.75%/M)	3/13/2014	36,998	34,327	(2)(25)
S.B. Restaurant Company	Restaurant owner and operator	Preferred stock (46,690 shares)		4/1/2010	—	—	(2)
		Warrants to purchase up to 257,429 shares of common stock		4/1/2010	—	—	(2)
					—	—
					339,687	329,720		6.24%

As of December 31, 2014

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Manufacturing
Cambrios Technologies Corporation	Nanotechnology-based solutions for electronic devices and computers	First lien senior secured loan ($1,212 par due 8/2015)	12.00%	8/7/2012	1,212	1,212	(2)
		Warrants to purchase up to 400,000 shares of Series D-4 convertible preferred stock		8/7/2012	—	13	(2)
					1,212	1,225
Component Hardware Group, Inc. (30)	Commercial equipment	First lien senior secured revolving loan ($1,867 par due 7/2019)	5.50% (Libor + 4.50%/M)	7/1/2013	1,867	1,867	(2)(25)
		First lien senior secured loan ($6,838 par due 7/2019)	5.50% (Libor + 4.25%/Q)	7/1/2013	6,838	6,838	(4)(25)
		First lien senior secured loan ($1,306 par due 7/2019)	5.50% (Libor + 4.50%/M)	7/1/2013	1,306	1,306	(4)(25)
					10,011	10,011
Harvey Tool Company, LLC and Harvey Tool Holding, LLC (30)	Cutting tool provider to the metalworking industry	First lien senior secured loan ($4,863 par due 3/2020)	5.75% (Libor + 4.75%/Q)	3/28/2014	4,863	4,863	(2)(25)
		First lien senior secured loan ($12 par due 3/2020)	7.00% (Base Rate + 3.75%/Q)	3/28/2014	12	12	(2)(25)
		Class A membership units (750 units)		3/28/2014	750	958	(2)
					5,625	5,833
Ioxus, Inc.	Energy storage devices	First lien senior secured loan ($10,000 par due 11/2017)	9.00%	4/29/2014	9,674	9,300	(2)
		Warrant to purchase up to 538,314 shares of Series C preferred stock		4/29/2014	—	—	(2)
					9,674	9,300
Mac Lean-Fogg Company	Intelligent transportation systems products in the traffic and rail industries	Senior subordinated loan ($101,763 par due 10/2023)	9.50% Cash, 1.50% PIK	10/31/2013	101,763	101,763	(2)
MWI Holdings, Inc.	Engineered springs, fasteners, and other precision components	First lien senior secured loan ($28,274 par due 3/2019)	9.38% (Libor + 8.13%/Q)	6/15/2011	28,274	28,274	(2)(25)
		First lien senior secured loan ($20,000 par due 3/2019)	9.38% (Libor + 8.13%/Q)	6/15/2011	20,000	20,000	(4)(25)
					48,274	48,274
Niagara Fiber Intermediate Corp. (30)	Insoluble fiber filler products	First lien senior secured revolving loan ($1,881 par due 5/2018)	6.75% (Libor + 5.50%/M)	5/8/2014	1,865	1,806	(2)(25)
		First lien senior secured loan ($15,464 par due 5/2018)	6.75% (Libor + 5.50%/M)	5/8/2014	15,333	14,845	(2)(25)
					17,198	16,651
Pelican Products, Inc.	Flashlights	Second lien senior secured loan ($40,000 par due 4/2021)	9.25% (Libor + 8.25%/Q)	4/11/2014	39,947	40,000	(2)(25)
Protective Industries, Inc. dba Caplugs	Plastic protection products	First lien senior secured loan ($987 par due 10/2019)	6.25% (Libor + 5.25%/M)	11/30/2012	987	987	(2)(25)
		Preferred stock (2,379,361 shares)		5/23/2011	1,298	7,468	(2)
					2,285	8,455
Saw Mill PCG Partners LLC	Metal precision engineered components	Common units (1,000 units)		1/30/2007	1,000	—	(2)
SI Holdings, Inc.	Elastomeric parts, mid-sized composite structures, and composite tooling	Common stock (1,500 shares)		5/30/2014	1,500	1,905	(2)
TPTM Merger Corp. (30)	Time temperature indicator products	First lien senior secured loan ($40,216 par due 9/2018)	9.42% (Libor + 8.42%/Q)	9/12/2013	40,216	40,216	(2)(25)
		First lien senior secured loan ($409 par due 9/2018)	4.75% (Libor + 3.75%/Q)	9/12/2013	409	409	(2)(25)
		First lien senior secured loan ($9,950 par due 9/2018)	4.75% (Libor + 3.75%/Q)	9/12/2013	9,950	9,950	(4)(25)
					50,575	50,575
					289,064	293,992		5.56%
Containers and Packaging
GS Pretium Holdings, Inc.	Manufacturer and supplier of high performance plastic containers	Common stock (500,000 shares)		6/2/2014	500	397	(2)

As of December 31, 2014

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
ICSH, Inc. (30)	Industrial container manufacturer, reconditioner and servicer	First lien senior secured revolving loan		8/31/2011	—	—	(2)(27)
		First lien senior secured loan ($25,669 par due 8/2016)	6.75% (Libor + 5.75%/Q)	8/31/2011	25,669	25,669	(2)(25)
		First lien senior secured loan ($23,716 par due 8/2016)	6.75% (Libor + 5.75%/Q)	8/31/2011	23,724	23,716	(2)(25)
		First lien senior secured loan ($53,515 par due 8/2016)	6.75% (Libor + 5.75%/Q)	8/31/2011	53,515	53,515	(3)(25)
					102,908	102,900
Microstar Logistics LLC, Microstar Global Asset Management LLC, and MStar Holding Corporation	Keg management solutions provider	Second lien senior secured loan ($142,500 par due 12/2018)	8.50% (Libor + 7.50%/Q)	12/14/2012	142,500	142,500	(2)(25)
		Common stock (50,000 shares)		12/14/2012	3,951	6,595	(2)
					146,451	149,095
					249,859	252,392		4.78%
Oil and Gas
Lonestar Prospects, Ltd.	Sand proppant producer and distributor to the oil and natural gas industry	First lien senior secured loan ($75,187 par due 9/2018)	8.50% (Libor + 6.50% Cash, 1.00% PIK/Q)	9/18/2014	75,187	72,180	(2)(25)
Petroflow Energy Corporation	Oil and gas exploration and production company	First lien senior secured loan ($51,147 par due 7/2017)	12.00% (Libor + 8.00% Cash, 3.00% PIK /Q)	7/31/2014	50,165	47,055	(2)(25)
UL Holding Co., LLC and Universal Lubricants, LLC (6)	Manufacturer and distributor of re-refined oil products	Second lien senior secured loan ($11,136 par due 12/2016)		4/30/2012	8,761	9,187	(2)(24)
		Second lien senior secured loan ($47,233 par due 12/2016)		4/30/2012	37,229	38,967	(2)(24)
		Second lien senior secured loan ($5,496 par due 12/2016)		4/30/2012	4,294	4,534	(2)(24)
		Class A common units (533,351 units)		6/17/2011	4,993	—	(2)
		Class B-5 common units (272,834 units)		6/17/2011	2,491	—	(2)
		Class C common units (758,546 units)		4/25/2008	—	—	(2)
		Warrant to purchase up to 467,575 shares of Class A units		5/2/2014	—	—	(2)
		Warrant to purchase up to 18,639 shares of Class B-1 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 37,277 shares of Class B-2 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 19,277 shares of Class B-3 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 52,263 shares of Class B-5 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 38,792 shares of Class B-6 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 680,649 shares of Class C units		5/2/2014	—	—	(2)
					57,768	52,688
					183,120	171,923		3.25%
Retail
Fulton Holdings Corp.	Airport restaurant operator	First lien senior secured loan ($43,000 par due 5/2018)	8.50%	5/10/2013	43,000	43,000	(2)(14)
		First lien senior secured loan ($40,000 par due 5/2018)	8.50%	5/28/2010	40,000	40,000	(3)(14)
		Common stock (19,672 shares)		5/28/2010	1,461	3,142	(2)
					84,461	86,142
Paper Source, Inc. and Pine Holdings, Inc. (30)	Retailer of fine and artisanal paper products	First lien senior secured loan ($8,863 par due 9/2018)	7.25% (Libor + 6.25%/Q)	9/23/2013	8,863	8,863	(2)(25)
		First lien senior secured loan ($9,900 par due 9/2018)	7.25% (Libor + 6.25%/Q)	9/23/2013	9,900	9,900	(4)(25)
		Class A common stock (36,364 shares)		9/23/2013	6,000	6,871	(2)

As of December 31, 2014

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					24,763	25,634
Things Remembered, Inc. and TRM Holdings Corporation (30)	Personalized gifts retailer	First lien senior secured loan ($14,443 par due 5/2018)	8.00% (Libor + 6.50%/Q)	5/24/2012	14,443	12,999	(4)(25)
					123,667	124,775		2.36%
Aerospace and Defense
Cadence Aerospace, LLC (fka PRV Aerospace, LLC)	Aerospace precision components manufacturer	First lien senior secured loan ($4,414 par due 5/2018)	6.50% (Libor + 5.25%/Q)	5/15/2012	4,387	4,414	(4)(25)
		Second lien senior secured loan ($79,657 par due 5/2019)	10.50% (Libor + 9.25%/Q)	5/10/2012	79,657	76,471	(2)(25)
					84,044	80,885
ILC Industries, LLC	Designer and manufacturer of protective cases and technically advanced lighting systems	Second lien senior secured loan ($40,000 par due 7/2021)	9.50% (Libor + 8.50%/Q)	7/15/2014	40,000	40,000	(2)(25)
Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Senior preferred stock (775 shares)	8.00% PIK	1/17/2008	121	121	(2)
		Common stock (1,885,195 shares)		1/17/2008	2,291	2,341	(2)
					2,412	2,462
					126,456	123,347		2.33%
Commercial Real Estate Finance
10th Street, LLC and New 10th Street, LLC (7)	Real estate holding company	First lien senior secured loan ($25,065 par due 11/2019)	7.00% Cash, 1.00% PIK	3/31/2014	25,065	25,065	(2)
		Senior subordinated loan ($26,964 par due 11/2019)	7.00% Cash, 1.00% PIK	4/1/2010	26,964	26,964	(2)
		Member interest (10.00% interest)		4/1/2010	594	50,926
		Option (25,000 units)		4/1/2010	25	25
					52,648	102,980
Cleveland East Equity, LLC	Hotel operator	Real estate equity interests		4/1/2010	—	3,544
Commons R-3, LLC	Real estate developer	Real estate equity interests		4/1/2010	—	—
Crescent Hotels & Resorts, LLC and affiliates (7)	Hotel operator	Senior subordinated loan ($2,236 par due 9/2011)	15.00%	4/1/2010	—	—	(2)
		Common equity interest		4/1/2010	—	—
					—	—
NPH, Inc.	Hotel property	Real estate equity interests		4/1/2010	2,140	2,450
					54,788	108,974		2.06%
Automotive Services
CH Hold Corp.	Collision repair company	First lien senior secured loan ($17,661 par due 11/2019)	5.50% (Libor + 4.75%/Q)	7/25/2014	17,661	17,661	(2)(25)
ChargePoint, Inc. (30)	Developer and operator of electric vehicle charging stations	First lien senior secured loan ($10,000 par due 1/2019)	9.75% (Libor + 8.75%/M)	12/24/2014	9,473	9,700	(2)(25)
		Warrant to purchase up to 404,563 shares of Series E preferred stock		12/24/2014	327	327	(2)
					9,800	10,027
Driven Brands, Inc. and Driven Holdings, LLC	Automotive aftermarket car care franchisor	First lien senior secured loan ($984 par due 3/2017)	6.00% (Libor + 5.00%/Q)	1/3/2014	984	984	(2)(25)
		First lien senior secured loan ($8 par due 3/2017)	7.25% (Base Rate + 4.00%/Q)	1/3/2014	8	8	(2)(25)
		Preferred stock (247,500 units)		12/16/2011	2,475	3,088	(2)
		Common stock (25,000 units)		12/16/2011	25	1,492	(2)
					3,492	5,572
Eckler Industries, Inc. (30)	Restoration parts and accessories provider for classic automobiles	First lien senior secured revolving loan ($4,800 par due 7/2017)	8.25% (Base Rate + 5.00%/Q)	7/12/2012	4,800	4,560	(2)(25)
		First lien senior secured loan ($7,976 par due 7/2017)	7.25% (Libor + 6.00%/Q)	7/12/2012	7,976	7,577	(2)(25)
		First lien senior secured loan ($29,962 par due 7/2017)	7.25% (Libor + 6.00%/Q)	7/12/2012	29,962	28,464	(3)(25)

As of December 31, 2014

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Series A preferred stock (1,800 shares)		7/12/2012	1,800	261	(2)
		Common stock (20,000 shares)		7/12/2012	200	—	(2)
					44,738	40,862
EcoMotors, Inc.	Engine developer	First lien senior secured loan ($3,788 par due 10/2016)	10.83%	12/28/2012	3,726	3,788	(2)
		First lien senior secured loan ($4,545 par due 6/2017)	10.83%	12/28/2012	4,449	4,545	(2)
		First lien senior secured loan ($3,146 par due 7/2016)	10.13%	12/28/2012	3,103	3,146	(2)
		Warrant to purchase up to 321,888 shares of Series C preferred stock		12/28/2012	—	43	(2)
					11,278	11,522
SK SPV IV, LLC	Collision repair site operators	Series A common units (12,500 units)		8/18/2014	625	1,987	(2)
		Series B common units (12,500 units)		8/18/2014	625	1,987	(2)
					1,250	3,974
TA THI Buyer, Inc. and TA THI Parent, Inc.	Collision repair company	Series A preferred stock (50,000 shares)		7/28/2014	5,000	5,607	(2)
					93,219	95,225		1.80%
Chemicals
Genomatica, Inc.	Developer of a biotechnology platform for the production of chemical products	Warrant to purchase 322,422 shares of Series D preferred stock		3/28/2013	—	6	(2)
K2 Pure Solutions Nocal, L.P. (30)	Chemical producer	First lien senior secured revolving loan ($2,256 par due 8/2019)	8.13% (Libor + 7.13%/M)	8/19/2013	2,256	2,233	(2)(25)
		First lien senior secured loan ($21,231 par due 8/2019)	7.00% (Libor + 6.00%/M)	8/19/2013	21,231	21,019	(2)(25)
		First lien senior secured loan ($39,500 par due 8/2019)	7.00% (Libor + 6.00%/M)	8/19/2013	39,500	39,105	(3)(25)
		First lien senior secured loan ($19,750 par due 8/2019)	7.00% (Libor + 6.00%/M)	8/19/2013	19,750	19,552	(4)(25)
					82,737	81,909
Kinestral Technologies, Inc.	Designer of adaptive, dynamic glass for the commercial and residential markets	First lien senior secured loan ($6,500 par due 8/2017)	10.00%	4/22/2014	6,390	6,500	(2)
		Warrant to purchase up to 325,000 shares of Series A preferred stock		4/22/2014	73	73	(2)
					6,463	6,573
Liquid Light, Inc.	Developer and licensor of process technology for the conversion of carbon dioxide into major chemicals	First lien senior secured loan ($3,000 par due 11/2017)	10.00%	8/13/2014	2,931	2,970	(2)
		Warrant to purchase up to 86,009 shares of Series B preferred stock		8/13/2014	77	74	(2)
					3,008	3,044
					92,208	91,532		1.73%
Environmental Services
RE Community Holdings II, Inc., Pegasus Community Energy, LLC., and MPH Energy Holdings, LP	Operator of municipal recycling facilities	Preferred stock (1,000 shares)		3/1/2011	8,839	—	(2)
		Limited partnership interest (3.13% interest)		1/8/2014	—	—	(2)
					8,839	—
Waste Pro USA, Inc	Waste management services	Second lien senior secured loan ($77,500 par due 10/2020)	8.50% (Libor + 7.50%/Q)	10/15/2014	77,500	77,500	(2)(25)
					86,339	77,500		1.47%
Hotel Services
Castle Management Borrower LLC (30)	Hotel operator	Second lien senior secured loan ($55,000 par due 3/2021)	11.00% (Libor + 10.00%/Q)	10/17/2014	55,000	55,000	(2)(25)
					55,000	55,000		1.04%

As of December 31, 2014

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Health Clubs
Athletic Club Holdings, Inc. (30)	Premier health club operator	First lien senior secured loan ($41,000 par due 10/2020)	9.50% (Libor + 8.50%/M)	10/11/2007	41,000	41,000	(2)(25)
CFW Co-Invest, L.P., NCP Curves, L.P. and Curves International Holdings, Inc.	Health club franchisor	Limited partnership interest (4,152,165 shares)		7/31/2012	4,152	3,418	(2)
		Limited partnership interest (2,218,235 shares)		7/31/2012	2,218	1,826	(2)(8)
		Common stock (1,680 shares)		11/12/2014	—	—	(2)(8)
					6,370	5,244
					47,370	46,244		0.88%
Printing, Publishing and Media
Batanga, Inc. (30)	Independent digital media company	First lien senior secured revolving loan ($4,000 par due 12/2015)	10.00%	10/31/2012	4,000	4,000	(2)
		First lien senior secured loan ($6,590 par due 6/2017)	10.60%	10/31/2012	6,590	6,650	(2)
					10,590	10,650
Earthcolor Group, LLC	Printing management services	Limited liability company interests (9.30%)		5/18/2012	—	—
Summit Business Media Parent Holding Company LLC	Business media consulting services	Limited liability company membership interest (22.99% interest)		5/20/2011	—	705	(2)
The Teaching Company, LLC and The Teaching Company Holdings, Inc.	Education publications provider	First lien senior secured loan ($20,454 par due 3/2017)	9.00% (Libor + 7.50%/Q)	3/6/2011	20,454	20,249	(2)(25)
		First lien senior secured loan ($9,500 par due 3/2017)	9.00% (Libor + 7.50%/Q)	3/6/2011	9,500	9,405	(4)(25)
		Preferred stock (10,663 shares)		9/29/2006	1,066	2,827	(2)
		Common stock (15,393 shares)		9/29/2006	3	7	(2)
					31,023	32,488
					41,613	43,843		0.83%
Wholesale Distribution
Flow Solutions Holdings, Inc. (30)	Distributor of high value fluid handling, filtration and flow control products	Second lien senior secured loan ($29,500 par due 10/2018)	11.25% (Base Rate + 8.00%/Q)	12/16/2014	29,500	29,500	(2)(25)
					29,500	29,500		0.56%
Telecommunications
American Broadband Communications, LLC, American Broadband Holding Company, and Cameron Holdings of NC, Inc.	Broadband communication services	Warrants to purchase up to 208 shares		11/7/2007	—	8,423
		Warrants to purchase up to 200 shares		9/1/2010	—	4,457
					—	12,880
Quantance, Inc.	Designer of semiconductor products to the mobile wireless market	First lien senior secured loan ($2,831 par due 9/2016)	10.25%	8/23/2013	2,782	2,831	(2)
		Warrant to purchase up to 130,432 shares of Series D preferred stock		8/23/2013	74	102	(2)
					2,856	2,933
Startec Equity, LLC (7)	Communication services	Member interest		4/1/2010	—	—
Wilcon Holdings LLC	Communications infrastructure provider	Class A common stock (2,000,000 shares)		12/13/2013	1,829	2,135
					4,685	17,948		0.34%
Computers and Electronics
Powervation Inc. and Powervation Limited (8)	Semiconductor company focused on power control and management	First lien senior secured loan ($3,000 par due 11/2017)	9.04%	11/13/2014	2,883	3,000	(2)
		Warrant to purchase up to 11,531 shares of Series D preferred stock		11/13/2014	—	11	(2)
					2,883	3,011

As of December 31, 2014

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Zemax, LLC (30)	Provider of optical illumination design software to design engineers	First lien senior secured loan ($2,992 par due 10/2019)	6.50% (Libor + 5.50%/Q)	10/23/2014	2,992	2,992	(2)(25)
					5,875	6,003		0.11%
Food and Beverage
Distant Lands Trading Co.	Coffee manufacturer	Class A common stock (1,294 shares)		4/1/2010	980	706	(2)
		Class A-1 common stock (2,157 shares)		4/1/2010	—	—	(2)
					980	706
					980	706		0.01%
					$8,875,095	$9,028,379		170.87%

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

(unaudited)

	Common Stock		Capital in Excess of	Accumulated Overdistributed Net Investment	Accumulated Net Realized Loss on Investments, Foreign Currency Transactions, Extinguishment of Debt and Other	Net Unrealized Gains on Investments and Foreign Currency	Total Stockholders’
	Shares	Amount	Par Value	Income	Assets	Transactions	Equity
Balance at December 31, 2014	314,108	$314	$5,328,057	$(32,846)	$(166,668)	$154,858	$5,283,715
Shares issued in connection with dividend reinvestment plan	361	—	6,192	—	—	—	6,192
Net increase in stockholders’ equity resulting from operations	—	—	—	360,657	99,900	(96,600)	363,957
Dividends declared and payable ($1.19 per share)	—	—	—	(374,062)	—	—	(374,062)
Balance at September 30, 2015	314,469	$314	$5,334,249	$(46,251)	$(66,768)	$58,258	$5,279,802

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$363,957	$437,562
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Net realized gains on investments and foreign currency transactions	(103,739)	(40,132)
Net unrealized (gains) losses on investments and foreign currency transactions	96,600	(87,885)
Realized losses on extinguishment of debt	3,839	72
Net accretion of discount on investments	(3,110)	(2,094)
Increase in payment-in-kind interest and dividends	(15,399)	(8,137)
Collections of payment-in-kind interest and dividends	279	8,575
Amortization of debt issuance costs	12,718	12,115
Accretion of net discount on notes payable	12,201	11,225
Depreciation	549	623
Proceeds from sales and repayments of investments	3,216,639	2,155,700
Purchases of investments	(2,865,701)	(3,085,126)
Changes in operating assets and liabilities:
Interest receivable	25,616	(44,003)
Other assets	15,650	(9,440)
Base management fees payable	(1,213)	3,415
Income based fees payable	(1,228)	2,344
Capital gains incentive fees payable	(23,159)	6,765
Accounts payable and other liabilities	(20,497)	12,856
Interest and facility fees payable	(3,860)	(2,161)
Net cash provided by (used in) operating activities	710,142	(627,726)
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	257,626
Borrowings on debt	2,109,370	2,777,052
Repayments and repurchases of debt	(2,392,750)	(2,095,423)
Debt issuance costs	(6,324)	(8,268)
Dividends paid	(367,870)	(345,012)
Net cash provided by (used in) financing activities	(657,574)	585,975
CHANGE IN CASH AND CASH EQUIVALENTS	52,568	(41,751)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	194,555	149,629
CASH AND CASH EQUIVALENTS, END OF PERIOD	$247,123	$107,878
Supplemental Information:
Interest paid during the period	$143,962	$129,392
Taxes, including excise tax, paid during the period	$10,116	$20,310
Dividends declared and payable during the period	$374,062	$360,831

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2015

(unaudited)

(in thousands, except per share data, percentages and as otherwise indicated; for example, with the words “million,”“billion” or otherwise)

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

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new guidance modifies the requirements for reporting debt issuance costs. Under the amendments in ASU No. 2015-03, debt issuance costs related to a recognized debt liability will no longer be recorded as a separate asset, but will be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU No. 2015-03. In addition, in August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30). The additional guidance reiterates that the SEC would not object to an entity deferring and presenting debt issuance costs related to a line of credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings. ASU No. 2015-03 and ASU No. 2015-15 are required to be applied retrospectively for periods beginning on or after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). The new guidance removes the requirement that investments for which NAV is determined based on practical expedient reliance be reported utilizing the fair value hierarchy. ASU No. 2015-07 is required to be applied retrospectively for periods beginning on or after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

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

The Company pays its investment adviser an income based fee with respect to the Company’s pre-incentive fee net investment income in each calendar quarter as follows:

•                  no income based fee in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the hurdle rate;

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

There was no capital gains incentive fee earned by the Company’s investment adviser as calculated under the investment advisory and management agreement (as described above) for the three and nine months ended September 30, 2015. However, in accordance with GAAP, the Company had cumulatively accrued a capital gains incentive fee of $69,820 as of September 30, 2015 that is not currently due under the investment advisory and management agreement. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 20% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods. As of September 30, 2015, the Company has paid capital gains incentive fees since inception totaling $57,404. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

For the three and nine months ended September 30, 2015, base management fees were $33,284 and $100,221, respectively, and income based fees were $31,842 and $90,156, respectively. For the three months ended September 30, 2015, the reduction in capital gains incentive fees calculated in accordance with GAAP was $2,628. For the nine months ended September 30, 2015, the capital gains incentive fees calculated in accordance with GAAP was $834. For the three and nine months ended September 30, 2014, base management fees were $32,685 and $93,500, respectively, income based fees were $31,345 and $85,203, respectively, and capital gains incentive fees calculated in accordance with GAAP were $13,087 and $24,190, respectively.

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

For the three and nine months ended September 30, 2015, the Company incurred $3,545 and $10,515, respectively, in administrative fees. As of September 30, 2015, $3,545 of these fees were unpaid and included in “accounts payable and other liabilities” in the accompanying consolidated balance sheet.  For the three and nine months ended September 30, 2014, the Company incurred $3,105 and $9,661, respectively, in administrative fees.

4.              INVESTMENTS

As of September 30, 2015 and December 31, 2014, investments consisted of the following:

	As of
	September 30, 2015		December 31, 2014
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans	$2,711,012	$2,662,373	$3,728,872	$3,700,602
Second lien senior secured loans	2,652,205	2,601,245	1,938,861	1,900,464
Subordinated certificates of the SSLP (2)	2,000,570	2,000,570	2,034,498	2,065,015
Senior subordinated debt	580,644	577,159	524,157	523,288
Preferred equity securities	242,769	210,174	206,475	190,254
Other equity securities	443,884	638,602	440,092	642,762
Commercial real estate	1,691	2,357	2,140	5,994
Total	$8,632,775	$8,692,480	$8,875,095	$9,028,379

(1)         The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, if any.

(2)         The proceeds from these certificates were applied to co-investments with GE Global Sponsor Finance LLC and General Electric Capital Corporation (“GECC”) (together, “GE”) to fund first lien senior secured loans to 46 and 50 different borrowers as of September 30, 2015 and December 31, 2014, respectively.

The industrial and geographic compositions of the Company’s portfolio at fair value as of September 30, 2015 and December 31, 2014 were as follows:

	As of
	September 30, 2015	December 31, 2014
Industry
Investment Funds and Vehicles (1)	23.4%	23.3%
Healthcare Services	13.6	16.3
Other Services	9.2	8.8
Consumer Products	6.8	8.3
Power Generation	5.8	7.3
Business Services	5.0	5.8
Financial Services	5.0	4.5
Manufacturing	4.9	3.3
Education	3.9	5.0
Containers and Packaging	3.5	2.8
Oil and Gas	3.3	1.9
Restaurants and Food Services	3.2	3.7
Automotive Services	2.8	1.1
Food and Beverage	1.6	—
Retail	1.4	1.4
Other	6.6	6.5
Total	100.0%	100.0%

(1)         Includes the Company’s investment in the SSLP, which had made first lien senior secured loans to 46 and 50 different borrowers as of September 30, 2015 and December 31, 2014, respectively. The portfolio companies in the SSLP are in industries similar to the companies in the Company’s portfolio.

	As of
	September 30, 2015	December 31, 2014
Geographic Region
West (1)	41.8%	46.2%
Midwest	23.8	18.1
Southeast	18.2	16.6
Mid Atlantic	12.3	15.4
Northeast	2.4	2.3
International	1.5	1.4
Total	100.0%	100.0%

(1)         Includes the Company’s investment in the SSLP, which represented 23.0% and 22.9% of the total investment portfolio at fair value as of September 30, 2015 and December 31, 2014, respectively.

As of September 30, 2015, 2.3% of total investments at amortized cost (or 1.7% of total investments at fair value) were on non-accrual status. As of December 31, 2014, 2.2% of total investments at amortized cost (or 1.7% of total investments at fair value) were on non-accrual status.

Senior Secured Loan Program

The Company has co-invested in first lien senior secured loans of middle market companies with GE through an unconsolidated Delaware limited liability company, the Senior Secured Loan Fund LLC (d/b/a the “Senior Secured Loan Program”) or the “SSLP.” The SSLP has been capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of the Company and GE (with approval from a representative of each required). The Company has provided capital to the SSLP in the form of subordinated certificates (the “SSLP Certificates”).

In April 2015, GE announced its intention to sell most of the assets of General Electric Capital Corporation (“GECC”) and to exit certain parts of its commercial lending business. In August 2015, GE completed the sale of its U.S. Sponsor Finance business, through which GE has participated with the Company in the SSLP, to Canada Pension Plan Investment Board (“CPPIB”). This sale excluded GE’s interest in the SSLP, and GE and the Company continue to operate the SSLP.  The Company and GE no longer have an obligation to present senior secured lending investment opportunities to the SSLP and since June 30, 2015, the SSLP has not made any investments related to new portfolio companies; however, the Company and GE may provide capital to support the SSLP’s funding of existing commitments (see below) and other amounts to its portfolio companies. On August 24, 2015, the Company was advised that GECC, as the holder of the senior notes of the SSLP (the “Senior Notes”), directed State Street Bank and Trust Company, as trustee of the Senior Notes and the SSLP Certificates, pursuant to the terms of the indenture governing the Senior Notes and the SSLP Certificates, to apply all principal proceeds received by the SSLP from its investments to the repayment of the outstanding principal amount of the Senior Notes until paid in full (prior to the distribution of any such principal proceeds to the holders of the SSLP Certificates, which includes the Company). GECC had previously elected to waive its right to receive priority repayments on the Senior Notes from principal proceeds in most circumstances. Prior to closing the sale to CPPIB, GE had announced its intention to provide the Company and CPPIB the opportunity to work together on the SSLP on a go-forward basis. GECC has also stated that if a mutual agreement between the Company and CPPIB to partner on the SSLP is not reached, it intends to retain its interest in the SSLP and the SSLP would be wound down in an orderly manner. The Company has been in dialogue with GE and CPPIB to determine if there is an opportunity to work together; however, to date there has been no agreement in respect of the SSLP as a result of these discussions. In addition to discussions with CPPIB and GECC, the Company is also exploring other options with respect to the SSLP’s portfolio, although there can be no assurance that the Company will pursue any of them.

As of September 30, 2015 and December 31, 2014, GE and the Company had agreed to make capital available to the SSLP of $11.5 billion and $11.0 billion, respectively, of which approximately $9.0 billion and $9.9 billion in aggregate principal amount, respectively, was funded. As discussed above, the Company anticipates that no new investments will be made by the SSLP and that the Company and GE will only provide additional capital to support the SSLP’s funding of existing commitments and other amounts to its portfolio companies. As of September 30, 2015 and December 31, 2014, the SSLP had commitments to fund various delayed draw investments to certain of its portfolio companies of $338.8 million and $484.3 million, respectively, which had been approved by the investment committee of the SSLP described above. As of September 30, 2015 and December 31, 2014, the total amounts funded and/or committed to the SSLP by GE and the Company were $9.3 billion and $10.4 billion, respectively. All investments of the SSLP must be approved by the investment committee of the SSLP as described above.

As of September 30, 2015 and December 31, 2014, the Company had agreed to make available to the SSLP (subject to the approval of the investment committee of the SSLP as described above) approximately $2.4 billion and $2.3 billion, respectively, of which approximately $2.0 billion and $2.0 billion in aggregate principal amount, respectively, was funded. Additionally, as of September 30, 2015 and December 31, 2014, the Company had commitments to co-invest in the SSLP for its portion of the SSLP’s commitments to fund delayed draw investments of up to $61.5 million and $92.5 million, respectively, bringing total amounts funded and/or committed to the SSLP by the Company to $2.1 billion and $2.1 billion, respectively.

As of September 30, 2015 and December 31, 2014, the SSLP had total assets of $9.0 billion and $10.0 billion, respectively. As of September 30, 2015 and December 31, 2014, GE’s investment in the SSLP consisted of the Senior Notes of $6.7 billion and $7.6 billion, respectively, and SSLP Certificates of $285.8 million and $290.6 million, respectively. As of September 30, 2015 and December 31, 2014, the Company and GE owned 87.5% and 12.5%, respectively, of the outstanding SSLP Certificates.

The SSLP Certificates pay a weighted average coupon of LIBOR plus approximately 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, which may result in a return to the holders of the SSLP Certificates that is greater than the coupon. The SSLP Certificates are junior in right of payment to the Senior Notes held by GE. The Company expects that for so long as principal proceeds from SSLP repayments are directed entirely to repay the Senior Notes as discussed above, the yield on the SSLP Certificates will decline.

The SSLP’s portfolio consisted of first lien senior secured loans to 46 and 50 different borrowers as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015 and December 31, 2014, the portfolio was comprised of all first lien senior secured loans to U.S. middle-market companies. As of September 30, 2015 and December 31, 2014, one loan was on non-accrual status, representing 1.1% and 1.0%, respectively, of the total loans at principal amount in the SSLP. As of September 30, 2015 and December 31, 2014, the largest loan to a single borrower in the SSLP’s portfolio in aggregate principal amount was $346.8 million and $331.5 million, respectively, and the five largest loans to borrowers in the SSLP totaled $1.6 billion and $1.6 billion, respectively. The portfolio companies in the SSLP are in industries similar to the companies in the Company’s portfolio.

The amortized cost and fair value of the SSLP Certificates held by the Company were $2.0 billion and $2.0 billion, respectively, as of September 30, 2015, and $2.0 billion and $2.1 billion, respectively, as of December 31, 2014. The Company’s yield on its investment in the SSLP at fair value was 13.3% and 13.5% as of September 30, 2015 and December 31, 2014, respectively. For the three and nine months ended September 30, 2015, the Company earned interest income of $71.4 million and $209.6 million, respectively, from its investment in the SSLP Certificates. For the three and nine months ended September 30, 2014, the Company earned interest income of $69.8 million and $205.4 million, respectively, from its investment in the SSLP Certificates. The Company is also entitled to certain fees in connection with the SSLP. For the three and nine months ended September 30, 2015, in connection with the SSLP, the Company earned capital structuring service, sourcing and other fees totaling $8.6 million and $41.8 million, respectively. For the three and nine months ended September 30, 2014, in connection with the SSLP, the Company earned capital structuring service, sourcing and other fees totaling $17.1 million and $46.1 million, respectively.

Ivy Hill Asset Management, L.P.

Ivy Hill Asset Management, L.P. (“IHAM”) is an asset management services company and an SEC-registered investment adviser. The Company has made investments in IHAM, its wholly owned portfolio company and previously made investments in certain vehicles managed by IHAM. As of September 30, 2015, IHAM had assets under management of approximately $3.2 billion.  As of September 30, 2015, IHAM managed 15 vehicles and served as the sub-manager/sub-servicer for three other vehicles (these vehicles managed or sub-managed/sub-serviced by IHAM are collectively referred to as the “IHAM Vehicles”). IHAM earns fee income from managing the IHAM Vehicles and has also invested in certain of these vehicles as part of its business strategy. As of September 30, 2015 and December 31, 2014, IHAM had total investments of $178.5 million and $219.0 million, respectively.  For the three and nine months ended September 30, 2015, IHAM had management and incentive fee income of $5.0 million and $15.0 million, respectively, and other investment-related income of $9.5 million and $20.0 million, respectively. For the three and nine months ended September 30, 2014, IHAM had management and incentive fee income of $4.5 million and $15.0 million, respectively, and other investment-related income of $6.5 million and $19.5 million, respectively.

The amortized cost and fair value of the Company’s investment in IHAM was $171.0 million and $241.3 million, respectively, as of September 30, 2015, and $171.0 million and $259.3 million, respectively, as of December 31, 2014. For the three and nine months ended September 30, 2015, the Company received distributions consisting entirely of dividend income from IHAM of $10.0 million and $40.0 million, respectively. For the three and nine months ended September 30, 2014, the Company received distributions consisting entirely of dividend income from IHAM of $10.0 million and $40.0 million, respectively. The dividend income for the nine months ended September 30, 2015 and 2014 included additional dividends of $10.0 million and $10.0 million, respectively, in addition to the quarterly dividends generally paid by IHAM.

From time to time, IHAM or certain IHAM Vehicles may purchase investments from, or sell investments to, the Company. For any such sales or purchases by the IHAM Vehicles to or from the Company, the IHAM Vehicles must obtain approval from third parties unaffiliated with the Company or IHAM, as applicable. During the nine months ended September 30, 2015, IHAM or certain of the IHAM Vehicles purchased $414.2 million of investments from the Company.  A net realized gain of $0.4 million was recorded by the Company on these transactions for the nine months ended September 30, 2015. During the nine months ended September 30, 2014, IHAM and certain of the IHAM Vehicles purchased $64.5 million of investments from the Company.  No realized gains or losses were recognized on these transactions for the nine months ended September 30, 2014. During the nine months ended September 30, 2015 and 2014, the Company purchased $11.5 million and $20.2 million, respectively, of investments from certain of the IHAM Vehicles.

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

5.              DEBT

In accordance with the Investment Company Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 200% after such borrowing. As of September 30, 2015 the Company’s asset coverage was 245%.

The Company’s outstanding debt as of September 30, 2015 and December 31, 2014 were as follows:

	As of
	September 30, 2015					December 31, 2014
	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding (1)	Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$1,290,000	(2)	$—	$—		$1,250,000	$170,000	$170,000
Revolving Funding Facility	540,000	(3)	108,000	108,000		540,000	324,000	324,000
SMBC Funding Facility	400,000		90,000	90,000		400,000	62,000	62,000
SBA Debentures	75,000		18,000	18,000		—	—	—
February 2016 Convertible Notes	575,000		575,000	571,838	(4)	575,000	575,000	565,001	(4)
June 2016 Convertible Notes	230,000		230,000	227,600	(4)	230,000	230,000	225,026	(4)
2017 Convertible Notes	162,500		162,500	160,936	(4)	162,500	162,500	160,180	(4)
2018 Convertible Notes	270,000		270,000	266,477	(4)	270,000	270,000	265,431	(4)
2019 Convertible Notes	300,000		300,000	296,794	(4)	300,000	300,000	296,130	(4)
2018 Notes	750,000		750,000	750,580	(5)	750,000	750,000	750,704	(5)
2020 Notes	600,000		600,000	599,046	(6)	400,000	400,000	398,430	(6)
February 2022 Notes	—		—	—		143,750	143,750	143,750
October 2022 Notes	182,500		182,500	182,500		182,500	182,500	182,500
2040 Notes	200,000		200,000	200,000	(7)	200,000	200,000	200,000	(7)
2047 Notes	229,557		229,557	181,533	(8)	229,557	229,557	181,330	(8)
Total	$5,804,557		$3,715,557	$3,653,304		$5,633,307	$3,999,307	$3,924,482

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

(4)                                 Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes (as defined below) less the unaccreted discount recorded upon issuance of the Convertible Unsecured Notes. As of September 30, 2015, the total unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes was $3,162, $2,400, $1,564, $3,523 and $3,206, respectively. As of December 31, 2014, the total unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes was $9,999, $4,974, $2,320, $4,569 and $3,870, respectively.

(5)                                 Represents the aggregate principal amount outstanding of the 2018 Notes plus the net unamortized premium that was recorded upon the issuances of the 2018 Notes. As of September 30, 2015 and December 31, 2014, the total net unamortized premium for the 2018 Notes was $580 and $704, respectively.

(6)                                 As of September 30, 2015, represents the aggregate principal amount outstanding of the 2020 Notes less the net unaccreted discount of $954 recorded upon the issuances of the 2020 Notes. As of December 31, 2014, represents the aggregate principal amount outstanding of the 2020 Notes less the unaccreted discount of $1,570 recorded on the first issuance of the 2020 Notes.

(7)                                 See Note 15 for a subsequent event relating to the early redemption of the 2040 Notes.

(8)                                 Represents the aggregate principal amount outstanding of the 2047 Notes less the unaccreted purchased discount recorded as a part of the Allied Acquisition (as defined below). As of September 30, 2015 and December 31, 2014, the total unaccreted purchased discount for the 2047 Notes was $48,024 and $48,227, respectively.

The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount, of all the Company’s outstanding debt as of September 30, 2015 were 5.0% and 5.9 years, respectively, and as of December 31, 2014 were 4.9% and 6.5 years, respectively.

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

Under the Revolving Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of the Company and its consolidated subsidiaries (subject to certain exceptions) of not less than 2.0:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Credit Facility. Amounts available to borrow under the Revolving Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio that are pledged as collateral. As of September 30, 2015, the Company was in compliance in all material respects with the terms of the Revolving Credit Facility.

As of September 30, 2015, there were no amounts outstanding under the Revolving Credit Facility. As of December 31, 2014, there was $170,000 outstanding under the Revolving Credit Facility. As of September 30, 2015, the Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $150,000. As of September 30, 2015 and December 31, 2014, the Company had $33,801 and $29,648, respectively, in letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued. As of September 30, 2015, there was $1,256,199 available for borrowing (net of letters of credit issued) under the Revolving Credit Facility.

Since March 26, 2015, the interest rate charged on the Revolving Credit Facility is based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility), in each case, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of September 30, 2015, the interest rate in effect was LIBOR plus 1.75%. Prior to March 25, 2015, the interest rate charged on the Revolving Credit Facility was based on an applicable spread of 2.00% over LIBOR or an applicable spread of 1.00% over an “alternate base rate.” As of September 30, 2015, the one, two, three and six month LIBOR was 0.19%, 0.26%, 0.33% and 0.53%, respectively. As of December 31, 2014, the one, two, three and six month LIBOR was 0.17%, 0.21%, 0.26% and 0.36%, respectively. In addition to the stated interest expense on the Revolving Credit Facility, the Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. Beginning March 26, 2015, the Company is also required to pay a letter of credit fee of either 2.00% or 2.25% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. From May 2, 2013 through March 25, 2015, the letter of credit fee was 2.25%.

The Revolving Credit Facility is secured by certain assets in the Company’s portfolio and excludes investments held by Ares Capital CP under the Revolving Funding Facility, those held by ACJB under the SMBC Funding Facility and those held by Ares Venture Finance, L.P. (“AVF LP”) under the SBA-guaranteed debentures (the “SBA Debentures”), each as described below, and certain other investments.

For the three and nine months ended September 30, 2015 and 2014, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Stated interest expense	$218	$137	$298	$137
Facility fees	1,333	1,320	3,979	3,786
Amortization of debt issuance costs	724	641	1,885	1,914
Total interest and credit facility fees expense	$2,275	$2,098	$6,162	$5,837
Cash paid for interest expense	$218	$43	$395	$43
Average stated interest rate	2.00%	2.05%	2.10%	2.05%
Average outstanding balance	$42,609	$26,141	$18,718	$8,810

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

Amounts available to borrow under the Revolving Funding Facility are subject to a borrowing base that applies different advance rates to different types of assets held by Ares Capital CP. Ares Capital CP is also subject to limitations with respect to the loans securing the Revolving Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests, loans with fixed rates and loans with certain investment ratings, as well as restrictions on portfolio company leverage, which may also affect the borrowing base and therefore amounts available to borrow. The Company and Ares Capital CP are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the agreements governing the Revolving Funding Facility. As of September 30, 2015, the Company and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

As of September 30, 2015 and December 31, 2014, there was $108,000 and $324,000 outstanding, respectively, under the Revolving Funding Facility. The interest rate charged on the Revolving Funding Facility is based on an applicable spread ranging from 2.25% to 2.50% over LIBOR or ranging from 1.25% to 1.50% over “base rate” (as defined in the agreements governing the Revolving Funding Facility) in each case, determined monthly based on the composition of the borrowing base relative to outstanding borrowings under the Revolving Funding Facility.  As of September 30, 2015 and December 31, 2014, the interest rate in effect was LIBOR plus 2.25%. Through May 13, 2014, Ares Capital CP was required to pay a commitment fee between 0.50% and 1.75% per annum depending on the size of the unused portion of the Revolving Funding Facility. Since May 14, 2014, Ares Capital CP is required to pay a commitment fee between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility.

For the three and nine months ended September 30, 2015 and 2014, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Funding Facility were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Stated interest expense	$481	$1,811	$934	$2,354
Facility fees	704	435	3,038	3,731
Amortization of debt issuance costs	578	578	1,733	1,638
Total interest and credit facility fees expense	$1,763	$2,824	$5,705	$7,723
Cash paid for interest expense	$33	$324	$2,095	$2,066
Average stated interest rate	2.44%	2.40%	2.43%	2.40%
Average outstanding balance	$77,130	$294,739	$50,670	$129,088

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

Amounts available to borrow under the SMBC Funding Facility are subject to a borrowing base that applies an advance rate to assets held by ACJB. The Company and ACJB are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the SMBC Funding Facility. As of September 30, 2015, the Company and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

As of September 30, 2015 and December 31, 2014, there were $90,000 and $62,000 outstanding, respectively, under the SMBC Funding Facility. Since June 30, 2015, the interest rate charged on the SMBC Funding Facility is based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over a “base rate” (as defined in the agreements governing the SMBC Funding Facility), in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. Prior to June 30, 2015, the interest rate charged on the SMBC Funding Facility was based on an applicable spread of 2.00% over LIBOR or 1.00% over a “base rate.” As of September 30, 2015, the interest rate in effect was LIBOR plus 2.00%. As of September 30, 2015 and December 31, 2014, the interest rate in effect was based on one month LIBOR, which was 0.19% and 0.17%, respectively. From December 20, 2013 through March 14, 2014, ACJB was required to pay a commitment fee of up to 0.75% per annum depending on the size of the unused portion of the SMBC Funding Facility. After March 14, 2014, ACJB is required to pay a commitment fee of between 0.35% and 0.875% per annum depending on the size of the unused portion of the SMBC Funding Facility.

For the three and nine months ended September 30, 2015 and 2014, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SMBC Funding Facility were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Stated interest expense	$228	$237	$254	$237
Facility fees	356	383	1,203	1,188
Amortization of debt issuance costs	286	281	853	843
Total interest and credit facility fees expense	$870	$901	$2,310	$2,268
Cash paid for interest expense	$217	$191	$308	$191
Average stated interest rate	2.19%	2.13%	2.19%	2.13%
Average outstanding balance	$40,815	$43,467	$15,344	$14,648

SBA Debentures

In April 2015, the Company’s wholly owned subsidiary, AVF LP, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under the provisions of Section 301(c) of the Small Business Investment Act of 1958, as amended.  The SBA places certain limitations on the financing of investments by SBICs in portfolio companies, including regulating the types of financings, restricting investments to only include small businesses with certain characteristics or in certain industries, and requiring capitalization thresholds that may limit distributions to the Company.

The license from the SBA allows AVF LP to obtain leverage by issuing SBA-guaranteed debentures (the “SBA Debentures”), subject to issuance of a capital commitment by the SBA and other customary procedures. Leverage through the SBA Debentures is subject to required capitalization thresholds.  Current SBA regulations limit the amount that any SBIC may borrow to $150,000 and as of September 30, 2015, the amount of the SBA Debentures committed to AVF LP by the SBA was $75,000. The SBA Debentures are non-recourse to the Company, have interest payable semi-annually, have a 10-year maturity and may be prepaid at any time without penalty. As of September 30, 2015, AVF LP had $18,000 of the SBA Debentures issued and outstanding, which mature in September 2025. AVF LP is subject to an annual periodic examination by an SBA examiner to determine AVF LP’s compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of September 30, 2015, AVF LP was materially in compliance with SBA regulatory requirements.

The interest rate for the SBA Debentures is fixed at the time the SBA Debentures and other applicable SBA-guaranteed debentures can be pooled and sold to the public and will be based on a spread over U.S. treasury notes with 10-year maturities. The pooling of newly issued SBA-guaranteed debentures occurs twice per year.  The spread includes an annual charge as determined by the SBA (the “Annual Charge”) as well as a market-driven component.  Prior to the 10-year fixed interest rate being determined, the interim interest rate charged for the SBA-guarantee debentures is based on LIBOR plus an applicable spread of 0.30% and the Annual Charge.  As of September 30, 2015, the 10-year fixed interest rate in effect for the SBA Debentures outstanding was 3.57%. Prior to September 23, 2015, the interim interest rate in effect for the SBA Debentures outstanding was 1.34%.

For the three and nine months ended September 30, 2015, the components of interest expense, cash paid for interest expense, average stated interest rate and average outstanding balances for the SBA Debentures were as follows:

	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015
Stated interest expense	$62	$70
Amortization of debt issuance costs	63	101
Total interest expense	$125	$171
Cash paid for interest expense	$58	$58
Average stated interest rate	1.52%	1.50%
Average outstanding balance	$16,011	$15,869

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

In certain circumstances, the Convertible Unsecured Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of its common stock, at the Company’s election, at their respective conversion rates (listed below as of September 30, 2015) subject to customary anti-dilution adjustments and the requirements of their respective indenture (the “Convertible Unsecured Notes Indentures”). Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Unsecured Notes only under certain circumstances set forth in the Convertible Unsecured Notes Indentures. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Unsecured Notes at any time. In addition, if the Company engages in certain corporate events as described in their respective Convertible Unsecured Notes Indenture, holders of the Convertible Unsecured Notes may require the Company to repurchase for cash all or part of the Convertible Unsecured Notes at a repurchase price equal to 100% of the principal amount of the Convertible Unsecured Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

Certain key terms related to the convertible features for each of the Convertible Unsecured Notes as of September 30, 2015 are listed below.

	February 2016 Convertible Notes	June 2016 Convertible Notes	2017 Convertible Notes	2018 Convertible Notes	2019 Convertible Notes
Conversion premium	17.5%	17.5%	17.5%	17.5%	15.0%
Closing stock price at issuance	$16.28	$16.20	$16.46	$16.91	$17.53
Closing stock price date	January 19, 2011	March 22, 2011	March 8, 2012	October 3, 2012	July 15, 2013
Conversion price (1)	$18.36	$18.27	$18.92	$19.64	$19.99
Conversion rate (shares per one thousand dollar principal amount) (1)	54.4546	54.7235	52.8559	50.9054	50.0292
Conversion dates	August 15, 2015	December 15, 2015	September 15, 2016	July 15, 2017	July 15, 2018

(1)         Represents conversion price and conversion rate, as applicable, as of September 30, 2015, taking into account certain de minimis adjustments that will be made on the conversion date.

As of September 30, 2015, the principal amounts of each series of the Convertible Unsecured Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

The Convertible Unsecured Notes Indentures contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of the Convertible Unsecured Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Unsecured Notes Indentures. As of September 30, 2015, the Company was in compliance in all material respects with the terms of the Convertible Unsecured Notes Indentures.

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

(1)         At time of issuance.

(2)         At time of issuance and as of September 30, 2015.

In addition to the original issue discount equal to the equity components of the Convertible Unsecured Notes, the 2018 Convertible Notes and the 2019 Convertible Notes were each issued at a discount. The Company records interest expense comprised of both stated interest expense as well as accretion of any original issue discount.

As of September 30, 2015, the components of the carrying value of the Convertible Unsecured Notes, the stated interest rate and the effective interest rate were as follows:

	February 2016 Convertible Notes	June 2016 Convertible Notes	2017 Convertible Notes	2018 Convertible Notes	2019 Convertible Notes
Principal amount of debt	$575,000	$230,000	$162,500	$270,000	$300,000
Original issue discount, net of accretion	(3,162)	(2,400)	(1,564)	(3,523)	(3,206)
Carrying value of debt	$571,838	$227,600	$160,936	$266,477	$296,794
Stated interest rate	5.750%	5.125%	4.875%	4.750%	4.375%
Effective interest rate(1)	7.4%	6.6%	5.5%	5.3%	4.7%

(1)         The effective interest rate of the debt component of the Convertible Unsecured Notes is equal to the stated interest rate plus the accretion of original issue discount.

For the three and nine months ended September 30, 2015 and 2014, the components of interest expense and cash paid for interest expense for the Convertible Unsecured Notes were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Stated interest expense	$19,680	$19,680	$59,042	$59,042
Amortization of debt issuance costs	1,324	1,851	5,097	5,415
Accretion of original issue discount	4,027	3,763	11,878	11,100
Total interest expense	$25,031	$25,294	$76,017	$75,557
Cash paid for interest expense	$33,467	$33,467	$72,828	$72,718

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

February 2022 Notes

In February 2012, the Company issued $143,750 aggregate principal amount of unsecured notes that were scheduled to mature on February 15, 2022 (the “February 2022 Notes”). The February 2022 Notes bore interest at a rate of 7.00% per year, payable quarterly. Total proceeds from the issuance of the February 2022 Notes, net of underwriting discounts and offering costs, were $138,338. In March 2015, the Company redeemed the entire aggregate principal amount outstanding of its February 2022 Notes in accordance with the terms of the indenture governing the February 2022 Notes. The February 2022 Notes were redeemed at par plus accrued and unpaid interest for a total redemption price of approximately $144,616, which resulted in a realized loss on the extinguishment of debt of $3,839.

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

2040 Notes

In October 2010, the Company issued $200,000 aggregate principal amount of unsecured notes that mature on October 15, 2040 (the “2040 Notes”). The 2040 Notes bear interest at a rate of 7.75% per year, payable quarterly and all principal is due upon maturity. The 2040 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after October 15, 2015, at a par redemption price of $25.00 per security plus accrued and unpaid interest. Total proceeds from the issuance of the 2040 Notes, net of underwriting discounts and offering costs, were $192,664. In September 2015, the Company notified the holders of its 2040 Notes that it planned to redeem the entire $200,000 aggregate principal amount outstanding, in accordance with the terms of the indenture governing the 2040 Notes. See Note 15 for a subsequent event relating to the early redemption of the 2040 Notes.

2047 Notes

As part of the acquisition of Allied Capital Corporation (“Allied Capital”) in April 2010 (the “Allied Acquisition”), the Company assumed $230,000 aggregate principal amount of unsecured notes due on April 15, 2047 (the “2047 Notes” and together with the 2018 Notes, the 2020 Notes, the October 2022 Notes and the 2040 Notes, the “Unsecured Notes”). The 2047 Notes bear interest at a rate of 6.875%, payable quarterly and all principal is due upon maturity. The 2047 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option, at a par redemption price of $25.00 per security plus accrued and unpaid interest. As of September 30, 2015 and December 31, 2014, the outstanding principal was $229,557 and the carrying value was $181,533 and $181,330, respectively. The carrying value represents the outstanding principal amount of the 2047 Notes less the unaccreted purchased discount recorded as a part of the Allied Acquisition.

For the three and nine months ended September 30, 2015 and 2014, the components of interest expense and cash paid for interest expense for the Unsecured Notes and the February 2022 Notes were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Stated interest expense	$25,453	$22,157	$77,877	$65,925
Amortization of debt issuance costs	1,023	799	3,049	2,305
Accretion of purchase discount	78	23	323	125
Total interest expense	$26,554	$22,979	$81,249	$68,355
Cash paid for interest expense	$25,613	$13,017	$68,278	$54,374

The Unsecured Notes contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of such notes under certain circumstances. These covenants are subject to important limitations and exceptions set forth in the indentures governing such notes. As of September 30, 2015, the Company was in compliance in all material respects with the terms of the respective indentures governing each of the Unsecured Notes.

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

6.              DERIVATIVE INSTRUMENTS

The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. Forward contracts are considered undesignated derivative instruments.  Net unrealized gains or losses on derivative financial instruments are included in “net unrealized gains (losses)-foreign currency transactions” and net realized gains or losses on derivative financial instruments are included in “net realized gains (losses)-foreign currency transactions” in the accompanying consolidated statement of operations.

Certain information related to the Company’s derivative financial instruments is presented below as of September 30, 2015 and December 31, 2014.

	As of September 30, 2015
Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount in the Balance Sheet	Balance Sheet Location of Net Amounts
Foreign currency forward contract	CAD 45,000	1/6/2016	$33,641	$(33,697)	$(56)	Accounts payable and other liabilities
Foreign currency forward contract	€ 3,820	1/6/2016	4,291	(4,273)	18	Other Assets
Total			$37,932	$(37,970)	$(38)

	As of December 31, 2014
Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount in the Balance Sheet	Balance Sheet Location of Net Amounts
Foreign currency forward contract	CAD 45,000	1/8/2015	$40,247	$(38,710)	$1,537	Other assets
Total			$40,247	$(38,710)	$1,537

7.              COMMITMENTS AND CONTINGENCIES

The Company has various commitments to fund investments in its portfolio as described below.

As of September 30, 2015 and December 31, 2014, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) the Company’s discretion:

	As of
	September 30, 2015	December 31, 2014
Total revolving and delayed draw loan commitments	$485,560	$574,772
Less: drawn commitments	(123,270)	(111,802)
Total undrawn commitments	362,290	462,970
Less: commitments substantially at discretion of the Company	(6,000)	(6,000)
Less: unavailable commitments due to borrowing base or other covenant restrictions	(2,700)	(2,700)
Total net adjusted undrawn revolving and delayed draw loan commitments	$353,590	$454,270

Included within the total revolving and delayed draw loan commitments as of September 30, 2015 and December 31, 2014 were delayed draw loan commitments totaling $202,540 and $206,429, respectively. The Company’s commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels).

Also included within the total revolving and delayed draw loan commitments as of September 30, 2015 were commitments to issue up to $52,412 in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2015, the Company had $18,874 in letters of credit issued and outstanding under these commitments on behalf of portfolio companies. In addition to these letters of credit included as a part of the total revolving and delayed draw loan commitments to portfolio companies, as of September 30, 2015 the Company also had $5,284 of letters of credit issued and outstanding on behalf of other portfolio companies. For all these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. None of these letters of credit issued and outstanding are recorded as a liability on the Company’s balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company. All of these letters of credit expire in 2016.

The Company also has commitments to co-invest in the SSLP for the Company’s portion of the SSLP’s commitments to fund delayed draw investments to certain portfolio companies of the SSLP. See Note 4 for more information.

As of September 30, 2015 and December 31, 2014, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

	As of
	September 30, 2015	December 31, 2014
Total private equity commitments	$107,000	$107,000
Less: funded private equity commitments	(20,728)	(20,442)
Total unfunded private equity commitments	86,272	86,558
Less: private equity commitments substantially at discretion of the Company	(84,559)	(84,633)
Total net adjusted unfunded private equity commitments	$1,713	$1,925

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

The Company’s portfolio investments (other than as described below in the following paragraph) are typically valued using two different valuation techniques. The first valuation technique is an analysis of the enterprise value (“EV”) of the portfolio company. Enterprise value means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The primary method for determining EV uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s EBITDA (generally defined as net income before net interest expense, income tax expense, depreciation and amortization). EBITDA multiples are typically determined based upon review of market comparable transactions and publicly traded comparable companies, if any. The Company may also employ other valuation multiples to determine EV, such as revenues or, in the case of certain portfolio companies in the power generation industry, kilowatt capacity. The second method for determining EV uses a discounted cash flow analysis whereby future expected cash flows of the portfolio company are discounted to determine a present value using estimated discount rates (typically a weighted average cost of capital based on costs of debt and equity consistent with current market conditions). The EV analysis is performed to determine the value of equity investments, the value of debt investments in portfolio companies where the Company has control or could gain control through an option or warrant security, and to determine if there is credit impairment for debt investments. If debt investments are credit impaired, an EV analysis may be used to value such debt investments; however, in addition to the methods outlined above, other methods such as a liquidation or wind-down analysis may be utilized to estimate enterprise value. The second valuation technique is a yield analysis, which is typically performed for non-credit impaired debt investments in portfolio companies where the Company does not own a controlling equity position. To determine fair value using a yield analysis, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk. In the yield analysis, the Company considers the current contractual interest rate, the maturity and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the enterprise value of the portfolio company. As debt investments held by the Company are substantially illiquid with no active transaction market, the Company depends on primary market data, including newly funded transactions, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.

For other portfolio investments such as investments in collateralized loan obligations and the SSLP Certificates, discounted cash flow analysis is the primary technique utilized to determine fair value. Expected future cash flows associated with the investment are discounted to determine a present value using a discount rate that reflects estimated market return requirements.

The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of September 30, 2015 and December 31, 2014. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of September 30, 2015
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
First lien senior secured loans	$2,662,373	Yield analysis	Market yield	4.0% - 16.5%	8.9%
Second lien senior secured loans	2,601,245	Yield analysis	Market yield	8.5% - 19.6%	10.1%
Subordinated certificates of the SSLP	2,000,570	Discounted cash flow analysis	Discount rate	9.5% - 10.5%	10.0%
Senior subordinated debt	577,159	Yield analysis	Market yield	8.3% - 14.0%	11.1%
Preferred equity securities	210,174	EV market multiple analysis	EBITDA multiple	5.3x - 14.8x	10.0	x
Other equity securities and other	635,563	EV market multiple analysis	EBITDA multiple	5.3x - 14.8x	9.7	x
Total	$8,687,084

	As of December 31, 2014
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
First lien senior secured loans	$3,700,602	Yield analysis	Market yield	4.0% - 20.0%	8.5%
Second lien senior secured loans	1,900,464	Yield analysis	Market yield	6.6% - 13.5%	9.5%
Subordinated certificates of the SSLP	2,065,015	Discounted cash flow analysis	Discount rate	10.0% - 13.0%	11.8%
Senior subordinated debt	523,288	Yield analysis	Market yield	8.3% - 14.0%	11.2%
Preferred equity securities	190,254	EV market multiple analysis	EBITDA multiple	4.5x - 15.2x	9.7	x
Other equity securities and other	644,157	EV market multiple analysis	EBITDA multiple	4.5x - 14.5x	9.5	x
Total	$9,023,780

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

The following table presents fair value measurements of cash and cash equivalents, investments and derivatives as of September 30, 2015:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$247,123	$247,123	$—	$—
Investments	$8,692,480	$5,396	$—	$8,687,084
Derivatives	$(38)	$—	$(38)	$—

The following table presents fair value measurements of cash and cash equivalents, investments and derivatives as of December 31, 2014:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$194,555	$194,555	$—	$—
Investments	$9,028,379	$4,599	$—	$9,023,780
Derivatives	$1,537	$—	$1,537	$—

The following table presents changes in investments that use Level 3 inputs as of and for the three and nine months ended September 30, 2015:

As of and For the Three Months Ended September 30, 2015
Balance as of June 30, 2015	$8,566,971
Net realized gains	45,275
Net unrealized gains	(60,328)
Purchases	1,474,841
Sales	(677,360)
Redemptions	(666,496)
Payment-in-kind interest and dividends	3,168
Net accretion of discount on securities	1,013
Net transfers in and/or out of Level 3	—
Balance as of September 30, 2015	$8,687,084

As of and For the Nine Months Ended September 30, 2015
Balance as of December 31, 2014	$9,023,780
Net realized gains	97,033
Net unrealized losses	(95,112)
Purchases	2,863,920
Sales	(1,489,900)
Redemptions	(1,730,045)
Payment-in-kind interest and dividends	15,399
Net accretion of discount on securities	3,110
Net transfers in and/or out of Level 3	(1,101)
Balance as of September 30, 2015	$8,687,084

As of September 30, 2015, the net unrealized appreciation on the investments that use Level 3 inputs was $53,172.

For the three and nine months ended September 30, 2015, the total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the Company’s Level 3 assets still held as of September 30, 2015, and reported within the net unrealized gains (losses) from investments in the Company’s consolidated statement of operations was $(21,531) and $(50,197), respectively.

The following table presents changes in investments that use Level 3 inputs as of and for the three and nine months ended September 30, 2014:

As of and For the Three Months Ended September 30, 2014
Balance as of June 30, 2014	$8,065,826
Net realized gains	73,690
Net unrealized losses	(5,498)
Purchases	1,350,079
Sales	(226,293)
Redemptions	(480,582)
Payment-in-kind interest and dividends	2,431
Net accretion of discount on securities	1,266
Net transfers in and/or out of Level 3	(298)
Balance as of September 30, 2014	$8,780,621

As of and For the Nine Months Ended September 30, 2014
Balance as of December 31, 2013	$7,632,897
Net realized gains	38,207
Net unrealized losses	86,124
Purchases	3,085,331
Sales	(606,222)
Redemptions	(1,464,155)
Payment-in-kind interest and dividends	8,137
Net accretion of discount on securities	2,094
Net transfers in and/or out of Level 3	(1,792)
Balance as of September 30, 2014	$8,780,621

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

Following are the carrying and fair values of the Company’s debt obligations as of September 30, 2015 and December 31, 2014. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	September 30, 2015			December 31, 2014
	Carrying value(1)		Fair value	Carrying value(1)		Fair value
Revolving Credit Facility	$—		$—	$170,000		$170,000
Revolving Funding Facility	108,000		108,000	324,000		324,000
SMBC Funding Facility	90,000		90,000	62,000		62,000
SBA Debentures	18,000		18,000	—		—
February 2016 Convertible Notes (principal amount outstanding of $575,000)	571,838	(2)	579,635	565,001	(2)	592,940
June 2016 Convertible Notes (principal amount outstanding of $230,000)	227,600	(2)	233,020	225,026	(2)	237,010
2017 Convertible Notes (principal amount outstanding of $162,500)	160,936	(2)	167,039	160,180	(2)	168,521
2018 Convertible Notes (principal amount outstanding of $270,000)	266,477	(2)	277,438	265,431	(2)	279,169
2019 Convertible Notes (principal amount outstanding of $300,000)	296,794	(2)	310,812	296,130	(2)	302,532
2018 Notes (principal amount outstanding of $750,000)	750,580	(3)	783,255	750,704	(3)	788,288
2020 Notes (principal amount outstanding of $600,000 and $400,000, respectively)	599,046	(4)	615,684	398,430	(4)	399,740
February 2022 Notes (principal amount outstanding of $0 and $143,750, respectively)	—		—	143,750		144,764
October 2022 Notes (principal amount outstanding of $182,500)	182,500		182,520	182,500		183,835
2040 Notes (principal amount outstanding of $200,000)	200,000	(5)	196,968	200,000	(5)	203,208
2047 Notes (principal amount outstanding of $229,557)	181,533	(6)	226,316	181,330	(6)	226,592
	$3,653,304	(7)	$3,788,687	$3,924,482	(7)	$4,082,599

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

(4)                                 As of September 30, 2015, represents the aggregate principal amount outstanding of the 2020 Notes less the net unaccreted discount recognized on the issuances of the 2020 Notes. As of December 31, 2014, represents the aggregate principal amount outstanding of the 2020 Notes less the unaccreted discount recognized on the first issuance of the 2020 Notes.

(5)                                 See Note 15 for a subsequent event relating to the early redemption of the 2040 Notes.

(6)                                 Represents the aggregate principal amount outstanding of the 2047 Notes less the unaccreted purchased discount.

(7)                                 Total principal amount of debt outstanding totaled $3,715,557 and $3,999,307 as of September 30, 2015 and December 31, 2014, respectively.

The following table presents fair value measurements of the Company’s debt obligations as of September 30, 2015 and December 31, 2014:

	As of
Fair Value Measurements Using	September 30, 2015	December 31, 2014
Level 1	$605,804	$758,399
Level 2	3,182,883	3,324,200
Total	$3,788,687	$4,082,599

9.     STOCKHOLDERS’ EQUITY

There were no sales of the Company’s equity securities for the nine months ended September 30, 2015. The following table summarizes the total shares issued and proceeds received in public offerings of the Company’s common stock net of underwriting discounts and offering costs for the nine months ended September 30, 2014:

	Shares issued	Offering price per share		Proceeds net of underwriting and operating costs
2014
July 2014 public offering	15,525	$16.63	(1)	$257,667
Total for the nine months ended September 30, 2014	15,525			$257,667

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

Stock Repurchase Program

In September 2015, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $100 million in the aggregate of its outstanding common stock in the open market at certain thresholds below its net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended.  The timing, manner, price and amount of any share repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The Company expects that the program will be in effect until September 30, 2016, or until the approved dollar amount has been used to repurchase shares. The program does not require the Company to repurchase any specific number of shares and it cannot assure stockholders that any shares will be repurchased under the program.  The program may be suspended, extended, modified or discontinued at any time. During the three months ended September 30, 2015, the Company did not repurchase any shares of its common stock.

10.     EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted net increase in stockholders’ equity resulting from operations per share for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net increase in stockholders’ equity resulting from operations available to common stockholders	$116,859	$177,739	$363,957	$437,562
Weighted average shares of common stock outstanding—basic and diluted	314,469	310,564	314,350	302,315
Basic and diluted net increase in stockholders’ equity resulting from operations per share	$0.37	$0.57	$1.16	$1.45

For the purpose of calculating diluted net increase in stockholders’ equity resulting from operations per share, the average closing price of the Company’s common stock for the three and nine months ended September 30, 2015 and 2014 was less than the conversion price for each of the Convertible Unsecured Notes outstanding as of September 30, 2015 and 2014. Therefore, for all periods presented in the financial statements, the underlying shares for the intrinsic value of the embedded options in the Convertible Unsecured Notes have no impact on the computation of diluted net increase in stockholders’ equity resulting from operations per share.

11.    DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared and payable during the nine months ended September 30, 2015 and 2014:

Date declared	Record date	Payment date	Per share amount		Total amount
August 4, 2015	September 15, 2015	September 30, 2015	$0.38		$119,498
May 4, 2015	June 15, 2015	June 30, 2015	0.38		119,498
February 26, 2015	March 13, 2015	March 31, 2015	0.38		119,361
February 26, 2015	March 13, 2015	March 31, 2015	0.05	(1)	15,705
Total declared and payable for the nine months ended September 30, 2015			$1.19		$374,062

August 5, 2014	September 15, 2014	September 30, 2014	$0.38		$119,361
May 6, 2014	June 16, 2014	June 30, 2014	0.38		113,343
February 26, 2014	March 14, 2014	March 31, 2014	0.38		113,228
November 5, 2013	March 14, 2014	March 28, 2014	0.05	(1)	14,899
Total declared and payable for the nine months ended September 30, 2014			$1.19		$360,831

(1)         Represents an additional dividend.

The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. When the Company issues new shares in connection with the dividend reinvestment plan, the issue price is equal to the closing price of its common stock on the dividend payment date. Dividend reinvestment plan activity for the nine months ended September 30, 2015 and 2014, was as follows:

	For the Nine Months Ended September 30,
	2015	2014
Shares issued	361	612
Average issue price per share	17.17	$17.74
Shares purchased by plan agent to satisfy dividends declared and payable during the period for stockholders	667	—
Average purchase price per share	15.70	$—

12.     RELATED PARTY TRANSACTIONS

In accordance with the investment advisory and management agreement, the Company bears all costs and expenses of the operation of the Company and reimburses its investment adviser or its affiliates for certain of such costs and expenses incurred in the operation of the Company. For the three and nine months ended September 30, 2015, the Company’s investment adviser or its affiliates incurred such expenses totaling $1,834 and $4,668, respectively. For the three and nine months ended September 30, 2014, the Company’s investment adviser or its affiliates incurred such expenses totaling totaled $1,446 and $4,504, respectively.

The Company is party to office leases pursuant to which it is leasing office facilities from third parties. For certain of these office leases, the Company has also entered into separate subleases with Ares Management LLC, the sole member of Ares Capital Management, and IHAM, pursuant to which Ares Management LLC and IHAM sublease a portion of these leases.  For the three and nine months ended September 30, 2015, amounts payable to the Company under these subleases totaled $1,134 and $3,343, respectively. For the three and nine months ended September 30, 2014, amounts payable to the Company under these subleases totaled $1,269 and $3,015, respectively.

Ares Management LLC has also entered into separate subleases with the Company, pursuant to which the Company subleases certain office spaces from Ares Management LLC.  For the three and nine months ended September 30, 2015, amounts payable to Ares Management LLC under these subleases totaled $190 and $564, respectively. For the three and nine months ended September 30, 2014, amounts payable to Ares Management LLC under these subleases totaled $186 and $371, respectively.

The Company has also entered into agreements with Ares Management LLC and IHAM, pursuant to which Ares Management LLC and IHAM are entitled to use the Company’s proprietary portfolio management software. For the three and nine months ended September 30, 2015, amounts payable to the Company under these agreements totaled $25 and $75, respectively.

See Note 3 for descriptions of other related party transactions.

13.     FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights as of and for the nine months ended September 30, 2015 and 2014:

	As of and For the Nine Months Ended September 30,
Per Share Data:	2015	2014
Net asset value, beginning of period(1)	$16.82	16.46
Net investment income for period(2)	1.15	1.02
Net realized and unrealized gains for period(2)	0.01	0.42
Net increase in stockholders’ equity	1.16	1.44
Total distributions to stockholders(3)	(1.19)	(1.19)
Net asset value at end of period(1)	$16.79	$16.71
Per share market value at end of period	$14.48	$16.16
Total return based on market value(4)	0.38%	(2.36)%
Total return based on net asset value(5)	6.92%	8.81%
Shares outstanding at end of period	314,469	314,108

Ratio/Supplemental Data:
Net assets at end of period	$5,279,802	$5,249,648
Ratio of operating expenses to average net assets(6)(7)	9.98%	10.44%
Ratio of net investment income to average net assets(6)(8)	9.07%	8.23%
Portfolio turnover rate(6)	44%	34%

(1)                                 The net assets used equals the total stockholders’ equity on the consolidated balance sheet.

(2)                                 Weighted average basic per share data.

(3)                                 Includes an additional dividend of $0.05 per share for both periods presented.

(4)                                 For the nine months ended September 30, 2015, the total return based on market value equaled the decrease of the ending market value at September 30, 2015 of $14.48 per share from the ending market value at December 31, 2014 of $15.61 per share plus the declared and payable dividends of $1.19 per share for the nine months ended September 30, 2015, divided by the market value at December 31, 2014. For the nine months ended September 30, 2014, the total return based on market value equaled the decrease of the ending market value at September 30, 2014 of $16.16 per share from the ending market value at December 31, 2013 of $17.77 per share plus the declared and payable dividends of $1.19 per share for the nine months ended September 30, 2014, divided by the market value at December 31, 2013. The Company’s shares fluctuate in value. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5)                                 For the nine months ended September 30, 2015, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.19 per share for the nine months ended September 30, 2015, divided by the beginning net asset value for the period. For the nine months ended September 30, 2014, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.19 per share for the nine months ended September 30, 2014, divided by the beginning net asset value at December 31, 2013. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan, the issuance of common stock in connection with any equity offerings and the equity components of any convertible notes issued during the period. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(6)                                 The ratios reflect an annualized amount.

(7)                                 For the nine months ended September 30, 2015, the ratio of operating expenses to average net assets consisted of 2.53% of base management fees, 2.29% of income based fees and capital gains incentive fees, 4.33% of the cost of borrowing and 0.83% of other operating expenses. For the nine months ended September 30, 2014, the ratio of operating expenses to average net assets consisted of 2.48% of base management fees, 2.91% of income based fees and capital gains incentive fees, 4.25% of the cost of borrowing and 0.80% of other operating expenses.

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

15.     SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2015, except as discussed below.

In October 2015, the Company redeemed the entire $200.0 million aggregate principal amount outstanding of the 2040 Notes in accordance with the terms of the indenture governing the 2040 Notes. The 2040 Notes were redeemed at par plus accrued and unpaid interest for a total redemption price of approximately $200,560, which resulted in a realized loss on the extinguishment of debt of $6,572.

In October 2015, Antony P. Ressler resigned from his position as a member of the Company’s board of directors.

In October 2015, the Company’s board of directors appointed R. Kipp deVeer, the Company’s Chief Executive Officer, as a Class III Director, to fill the vacant seat created by Mr. Ressler’s resignation.

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

•                  our contractual arrangements and relationships with third parties including parties to our joint ventures;

•                  the general economy and its impact on the industries in which we invest;

•                  uncertainty surrounding the financial stability of the U.S., the EU and China;

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

Since our initial public offering on October 8, 2004 through September 30, 2015, our exited investments resulted in an aggregate cash flow realized internal rate of return to us of approximately 13% (based on original cash invested, net of syndications, of approximately $11.8 billion and total proceeds from such exited investments of approximately $14.4 billion). Internal rate of return is the discount rate that makes the net present value of all cash flows related to a particular investment equal to zero. Internal rate of return is gross of expenses related to investments as these expenses are not allocable to specific investments. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of a debt investment or sale of an investment or through the determination that no further consideration was collectible and, thus, a loss may have been realized. Approximately 71% of these exited investments resulted in an aggregate cash flow realized internal rate of return to us of 10% or greater.

Additionally, since our initial public offering on October 8, 2004 through September 30, 2015, our realized gains have exceeded our realized losses by approximately $455 million (excluding a one-time gain on the acquisition of Allied Capital Corporation (“Allied Capital”) and realized gains/losses from the extinguishment of debt and other assets). For this same time period, our average annualized net realized gain rate was approximately 1.1% (excluding a one-time gain on the acquisition of Allied Capital and realized gains/losses from the extinguishment of debt and other assets). Net realized gain/loss rates for a particular period are the amount of net realized gains/losses during such period divided by the average quarterly investments at amortized cost in such period.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our investment activity for the three months ended September 30, 2015 and 2014 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the Three Months Ended September 30,
(dollar amounts in millions)	2015	2014
New investment commitments(1):
New portfolio companies	$1,312.6	$488.5
Existing portfolio companies(2)	211.3	829.5
Total new investment commitments(3)	1,523.9	1,318.0
Less:
Investment commitments exited(4)	1,340.5	654.2
Net investment commitments	$183.4	$663.8
Principal amount of investments funded:
First lien senior secured loans	$1,090.2	$826.1
Second lien senior secured loans	322.2	294.0
Subordinated certificates of the Senior Secured Loan Program (“SSLP”)(5)	10.7	86.4
Senior subordinated debt	51.3	126.4
Preferred equity securities	1.7	5.0
Other equity securities	10.4	12.2
Total	$1,486.5	$1,350.1
Principal amount of investments sold or repaid:
First lien senior secured loans	$1,152.6	$365.0
Second lien senior secured loans	40.2	102.6
Subordinated certificates of the SSLP	99.4	70.4
Senior subordinated debt	14.8	40.9
Preferred equity securities	—	11.0
Other equity securities	0.4	39.3
Commercial real estate	—	4.0
Total	$1,307.4	$633.2
Number of new investment commitments(6)	23	30
Average new investment commitment amount	$66.3	$43.9
Weighted average term for new investment commitments (in months)	66	73
Percentage of new investment commitments at floating rates	96%	87%
Percentage of new investment commitments at fixed rates	3%	12%
Weighted average yield of debt and other income producing securities(7):
Funded during the period at amortized cost	7.8%	8.8%
Funded during the period at fair value(8)	7.8%	8.7%
Exited or repaid during the period at amortized cost	8.0%	9.1%
Exited or repaid during the period at fair value(8)	8.0%	8.8%

(1)                                 New investment commitments include new agreements to fund revolving credit facilities or delayed draw loans. See “Off Balance Sheet Arrangements” as well as Note 7 to our consolidated financial statements for the three and nine months ended September 30, 2015, for more information on our commitments to fund revolving credit facilities or delayed draw loans.

(2)                                 Includes investment commitments to the SSLP to make co-investments with GE Global Sponsor Finance LLC and General Electric Capital Corporation (“GECC”) (together, “GE”) in first lien senior secured loans of middle market companies of $7.3 million and $99.8 million for the three months ended September 30, 2015 and 2014, respectively.

(3)                                 Includes both funded and unfunded commitments. Of these new investment commitments, we funded $1,420.1 million and $1,120.7 million for the three months ended September 30, 2015 and 2014, respectively.

(4)                                 Includes both funded and unfunded commitments. For the three months ended September 30, 2015 and 2014, investment commitments exited included exits of unfunded commitments of $51.6 million and $52.0 million, respectively.

(5)                                 See “Senior Secured Loan Program” below and Note 4 to our consolidated financial statements for the three and nine months ended September 30, 2015 for more information on the SSLP.

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

(8)                                 Represents fair value for investments in the portfolio as of the most recent prior quarter end, if applicable.

As of September 30, 2015 and December 31, 2014, our investments consisted of the following:

	As of
	September 30, 2015		December 31, 2014
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured loans	$2,711.0	$2,662.4	$3,728.9	$3,700.6
Second lien senior secured loans	2,652.2	2,601.2	1,938.9	1,900.5
Subordinated certificates of the SSLP(1)	2,000.6	2,000.6	2,034.5	2,065.0
Senior subordinated debt	580.6	577.2	524.1	523.3
Preferred equity securities	242.8	210.2	206.5	190.2
Other equity securities	443.9	638.6	440.1	642.8
Commercial real estate	1.7	2.3	2.1	6.0
Total	$8,632.8	$8,692.5	$8,875.1	$9,028.4

(1)         The proceeds from these certificates were applied to co-investments with GE to fund first lien senior secured loans to 46 and 50 different borrowers as of September 30, 2015 and December 31, 2014, respectively.

The weighted average yields at amortized cost and fair value of the following portions of our portfolio as of September 30, 2015 and December 31, 2014 were as follows:

	As of
	September 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and other income producing securities(1)	10.3%	10.4%	10.1%	10.1%
Total portfolio(2)	9.4%	9.3%	9.3%	9.1%
First lien senior secured loans(2)	8.2%	8.4%	8.1%	8.2%
Second lien senior secured loans(2)	9.4%	9.6%	8.7%	8.8%
Subordinated certificates of the SSLP(2)(3)	13.3%	13.3%	13.8%	13.5%
Senior subordinated debt(2)	10.9%	11.0%	11.2%	11.2%
Income producing equity securities (2)	9.5%	10.1%	9.4%	9.4%

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

Set forth below is the grade distribution of our portfolio companies as of September 30, 2015 and December 31, 2014:

	As of
	September 30, 2015				December 31, 2014
(dollar amounts in millions)	Fair Value	%	Number of Companies	%	Fair Value	%	Number of Companies	%
Grade 1	$3.7	—%	5	2.3%	$49.9	0.6%	5	2.4%
Grade 2	451.0	5.2%	18	8.3%	298.5	3.3%	11	5.4%
Grade 3	7,520.9	86.5%	174	80.6%	7,847.6	86.9%	171	83.4%
Grade 4	716.9	8.3%	19	8.8%	832.4	9.2%	18	8.8%
Total	$8,692.5	100.0%	216	100.0%	$9,028.4	100.0%	205	100.0%

As of September 30, 2015 and December 31, 2014, the weighted average grade of the investments in our portfolio at fair value was 3.0 and 3.0, respectively.

As of September 30, 2015, loans on non-accrual status represented 2.3% and 1.7% of the total investments at amortized cost and at fair value, respectively. As of December 31, 2014, loans on non-accrual status represented 2.2% and 1.7% of the total investments at amortized cost and at fair value, respectively.

Senior Secured Loan Program

We have co-invested in first lien senior secured loans of middle market companies with GE through an unconsolidated Delaware limited liability company, the Senior Secured Loan Fund LLC (d/b/a “the Senior Secured Loan Program”) or the SSLP. The SSLP has been capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of ours and GE (with approval from a representative of each required). We have provided capital to the SSLP in the form of subordinated certificates (the “SSLP Certificates”).

In April 2015, GE announced its intention to sell most of the assets of GECC and to exit certain parts of its commercial lending business. In August 2015, GE completed the sale of its U.S. Sponsor Finance business, through which GE has participated with us in the SSLP, to Canada Pension Plan Investment Board (“CPPIB”).  This sale excluded GE’s interest in the SSLP, and we and GE continue to operate the SSLP. We and GE no longer have an obligation to present senior secured lending investment opportunities to the SSLP and since June 30, 2015, the SSLP has not made any investments related to new portfolio companies; however, we and GE may provide capital to support the SSLP’s funding of existing commitments (see below) and other amounts to its portfolio companies. On August 24, 2015, we were advised that GECC, as the holder of the senior notes of the SSLP (the “Senior Notes”), directed State Street Bank and Trust Company, as trustee of the Senior Notes and the SSLP Certificates, pursuant to the terms of the indenture governing the Senior Notes and the SSLP Certificates, to apply all principal proceeds received by the SSLP from its investments to the repayment of the outstanding principal amount of the Senior Notes until paid in full (prior to the distribution of any such principal proceeds to the holders of the SSLP Certificates, which includes us). GECC had previously elected to waive its right to receive priority repayments on the Senior Notes from principal proceeds in most circumstances. Prior to closing the sale to CPPIB, GE had announced its intention to provide us and CPPIB the opportunity to work together on the SSLP on a go-forward basis. GECC has also stated that if a mutual agreement between us and CPPIB to partner on the SSLP is not reached, it intends to retain its interest in the SSLP and the SSLP would be wound down in an orderly manner.  We have been in dialogue with GE and CPPIB to determine if there is an opportunity to work together; however, to date there has been no agreement in respect of the SSLP as a result of these discussions. In addition to discussions with CPPIB and GECC, we are also exploring other options with respect to the SSLP’s portfolio, although there can be no assurance that we will pursue any of them.

As of September 30, 2015 and December 31, 2014, we and GE had agreed to make capital available to the SSLP of $11.5 billion and $11.0 billion, respectively, of which approximately $9.0 billion and $9.9 billion in aggregate principal amount, respectively, was funded. As discussed above, we anticipate that no new investments will be made by the SSLP and that we and GE will only provide additional capital to support the SSLP’s funding of existing commitments and other amounts to its portfolio companies. As of September 30, 2015 and December 31, 2014, the SSLP had commitments to fund various delayed draw investments to certain of its portfolio companies of $338.8 million and $484.3 million, respectively, which had been approved by the investment committee of the SSLP described above.  As of September 30, 2015 and December 31, 2014, the total amounts funded and/or committed to the SSLP by GE and us were $9.3 billion and $10.4 billion, respectively.  All investments of the SSLP must be approved by the investment committee of the SSLP as described above.

As of September 30, 2015 and December 31, 2014, we had agreed to make available to the SSLP (subject to the approval of the investment committee of the SSLP as described above) approximately $2.4 billion and $2.3 billion, respectively, of which approximately $2.0 billion and $2.0 billion in aggregate principal amount, respectively, was funded. Additionally, as of September 30, 2015 and December 31, 2014, we had commitments to co-invest in the SSLP for our portion of the SSLP’s commitments to fund delayed draw investments of up to $61.5 million and $92.5 million, respectively, bringing total amounts funded and/or committed to the SSLP by us to $2.1 billion and $2.1 billion, respectively.

As of September 30, 2015 and December 31, 2014, the SSLP had total assets of $9.0 billion and $10.0 billion, respectively. As of September 30, 2015 and December 31, 2014, GE’s investment in the SSLP consisted of the Senior Notes of $6.7 billion and $7.6 billion, respectively, and SSLP Certificates of $285.8 million and $290.6 million, respectively. As of September 30, 2015 and December 31, 2014, we and GE owned 87.5% and 12.5%, respectively, of the outstanding SSLP Certificates.

The SSLP Certificates pay a weighted average coupon of LIBOR plus approximately 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, which may result in a return to the holders of the SSLP Certificates that is greater than the coupon. The SSLP Certificates are junior in right of payment to the Senior Notes held by GE. We expect that for so long as principal proceeds from SSLP repayments are directed entirely to repay the Senior Notes as discussed above, the yield on the SSLP Certificates will decline.

As of September 30, 2015 and December 31, 2014, the portfolio was comprised of all first lien senior secured loans to U.S. middle-market companies. As of September 30, 2015 and December 31, 2014, one loan was on non-accrual status, representing 1.1% and 1.0%, respectively, of the total loans at principal amount in the SSLP. The portfolio companies in the SSLP are in industries similar to the companies in our portfolio.

Below is a summary of the SSLP’s portfolio, followed by a listing of the individual first lien senior secured loans in the SSLP’s portfolio as of September 30, 2015 and December 31, 2014:

	As of
(dollar amounts in millions)	September 30, 2015	December 31, 2014
Total first lien senior secured loans(1)	$8,801.7	$9,522.6
Weighted average yield on first lien senior secured loans(2)	6.7%	6.7%
Number of borrowers in the SSLP	46	50
Largest loan to a single borrower(1)	$346.8	$331.5
Total of five largest loans to borrowers(1)	$1,587.7	$1,571.7

(1)         At principal amount.

(2)         Computed as the (a) annual stated interest rate on accruing first lien senior secured loans, divided by (b) total first lien senior secured loans at principal amount.

SSLP Loan Portfolio as of September 30, 2015

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount
ADG, LLC	Dental services provider	9/2019	8.1%	$205.1
AMZ Holding Corp.	Specialty chemicals manufacturer	12/2018	6.8%	228.9
Argon Medical Devices, Inc.	Manufacturer and marketer of single-use specialty medical devices	4/2018	6.5%	210.8
Argotec LLC	Producer of thermoplastic polyurethane film and sheet used for paint production, glass lamination, medical use, graphics, and textile lamination	12/2019	7.5%	91.8
Athletico Management, LLC and Accelerated Holdings, LLC	Provider of outpatient rehabilitation services	12/2020	6.3%	309.4
Breg, Inc.	Designer, manufacturer, and distributor of non-surgical orthopedic products for preventative, post-operative and rehabilitative use	10/2020	6.3%	149.2
Brewer Holdings Corp. and Zywave, Inc.	Provider of software and technology-enabled content and analytical solutions to insurance brokers	3/2021	8.0%	257.9
Cambridge International, Inc.	Manufacturer of custom designed and engineered metal products	4/2018	8.0%	80.1
CH Hold Corp.	Collision repair company	11/2019	5.5%	346.8
CIBT Holdings, Inc.(2)(4)	Expedited travel document processing services	12/2018	6.8%	207.2
Connoisseur Media, LLC	Owner and operator of radio stations	6/2019	7.3%	121.4
CWD, LLC	Supplier of automotive aftermarket brake parts	6/2016	7.0%	122.4
DFS Holding Company, Inc.	Distributor of maintenance, repair, and operations parts, supplies, and equipment to the foodservice industry	2/2022	6.5%	193.0
Drayer Physical Therapy Institute, LLC	Outpatient physical therapy provider	7/2018	8.0%	133.6
DTI Holdco, Inc.(2)(4)	Provider of legal process outsourcing and managed services	8/2020	5.8%	298.0
ECI Purchaser Company, LLC	Manufacturer of equipment to safely control pressurized gases	12/2019	6.0%	227.4
Excelligence Learning Corporation	Developer, manufacturer and retailer of educational products	12/2020	6.8%	179.6
Gehl Foods, LLC(4)	Producer of low-acid, aseptic food and beverage products	3/2021	7.5%	160.3
Gentle Communications, LLC	Dental services provider	6/2020	6.5%	84.2
III US Holdings, LLC	Provider of library automation software and systems	6/2018	6.0%	204.5
Implus Footcare, LLC(2)	Provider of footwear and other accessories	4/2021	7.0%	263.4
Instituto de Banca y Comercio, Inc.(2)(4)	Private school operator	12/2016	—%	97.0	(5)
Intermedix Corporation(3)	Revenue cycle management provider to the emergency healthcare industry	12/2019	5.8%	262.7
ISS Compressors Industries, Inc.	Provider of repairs, refurbishments and services to the broader industrial end user markets	6/2018	6.5%	138.4
Laborie Medical Technologies Corp(4)	Developer and manufacturer of medical equipment	9/2019	7.3%	199.4
Mavis Tire Supply LLC(2)	Auto parts retailer	10/2020	6.3%	243.0
MCH Holdings, Inc.(4)	Healthcare professional provider	1/2020	6.3%	173.8
MWI Holdings, Inc.(2)	Engineered springs, fasteners, and other precision components	3/2019	7.4%	257.2
Noranco Manufacturing (USA) Ltd.	Supplier of complex machined and sheet metal components for the aerospace industry	4/2019	7.8%	155.5
Oak Parent, Inc.(2)	Manufacturer of athletic apparel	4/2018	7.5%	289.3
Palermo Finance Corporation	Provider of mission-critical integrated public safety software and services to local, state, and federal agencies	11/2020	7.0%	189.1
Penn Detroit Diesel Allison, LLC	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	10/2019	7.3%	71.1
Pretium Packaging, L.L.C.(4)	Manufacturer and supplier of high performance plastic containers	6/2020	6.3%	217.7
Restaurant Technologies, Inc.	Provider of bulk cooking oil management services to the restaurant and fast food service industries	10/2021	6.8%	229.4
Sanders Industries Holdings, Inc.(4)	Elastomeric parts, mid-sized composite structures, and composite tooling	5/2020	7.0%	77.7
Singer Sewing Company	Manufacturer of consumer sewing machines	6/2017	7.3%	194.0
Square Brands International, LLC	Franchisor and operator of specialty battery and light bulb retail stores	6/2021	6.7%	200.0

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount
STATS Acquisition, LLC	Sports technology, data and content company	6/2020	7.0%	103.0
Strategic Partners, Inc.(4)	Supplier of medical uniforms, specialized medical footwear and accessories	8/2018	7.3%	287.1
TA THI Buyer, Inc. and TA THI Parent, Inc.(4)	Collision repair company	7/2020	6.5%	344.2
The Linen Group	Provider of outsourced commercial linen and laundry services	8/2019	8.0%	91.9
Towne Holdings, Inc.	Provider of contracted hospitality services and parking systems	12/2019	6.8%	166.5
U.S. Anesthesia Partners, Inc.(3)	Anesthesiology service provider	12/2019	6.0%	262.1
Urgent Cares of America Holdings I, LLC(4)	Operator of urgent care clinics	6/2022	7.0%	110.0
WCI-Quantum Holdings, Inc.(4)	Distributor of instructional products, services and resources	10/2020	5.8%	84.3
Woodstream Group, Inc.	Pet products manufacturer	5/2022	7.3%	282.3
				$8,801.7

(1)                                 Represents the weighted average annual stated interest rate as of September 30, 2015. All interest rates are payable in cash. For loans on non-accrual status, the stated interest rate is not shown as there is no current yield on such loans.

(2)                                 We also hold a portion of this company’s first lien senior secured loan.

(3)                                 We also hold a portion of this company’s second lien senior secured loan.

(4)                                 We hold an equity investment in this company.

(5)                                 Loan was on non-accrual status, as determined by the investment committee of the SSLP, as of September 30, 2015.

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

The amortized cost and fair value of our SSLP Certificates was $2.0 billion and $2.0 billion, respectively, as of September 30, 2015, and $2.0 billion and $2.1 billion, respectively, as of December 31, 2014. As described above, the SSLP Certificates pay a weighted average coupon of LIBOR plus approximately 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the underlying loan portfolio, which may result in a return to the holders of the SSLP Certificates that is greater than both the coupon on the SSLP Certificates as well as the weighted average yield on the SSLP’s portfolio of 6.7% and 6.7% as of September 30, 2015 and December 31, 2014, respectively. Our yield on our investment in the SSLP at amortized cost and fair value was 13.3% and 13.3%, respectively, as of September 30, 2015, and 13.8% and 13.5%, respectively, as of December 31, 2014. For the three and nine months ended September 30, 2015, we earned interest income of $71.4 million and $209.6 million, respectively, from our investment in the SSLP Certificates.  For the three and nine months ended September 30, 2014, we earned interest income of $69.8 million and $205.4 million, respectively, from our investment in the SSLP Certificates. See above discussion on the decline in yield on the SSLP Certificates.

We are also entitled to certain fees in connection with the SSLP. For the three and nine months ended September 30, 2015, in connection with the SSLP, we earned capital structuring service, sourcing and other fees totaling $8.6 million and $41.8 million, respectively. For the three and nine months ended September 30, 2014, in connection with the SSLP, we earned capital structuring service, sourcing and other fees totaling $17.1 million and $46.1 million, respectively.

Selected financial information for the SSLP as of September 30, 2015 and December 31, 2014, and for the nine months ended September 30, 2015 and 2014, was as follows:

	As of
(in millions)	September 30, 2015	December 31, 2014
Selected Balance Sheet Information:
Investments in loans receivable, net	$8,717.8	$9,442.6
Cash and other assets	309.6	563.3
Total assets	$9,027.4	$10,005.9

Senior notes	$6,684.2	$7,613.7
Other liabilities	64.3	77.3
Total liabilities	6,748.5	7,691.0
Subordinated certificates and members’ capital	2,278.9	2,314.9
Total liabilities and members’ capital	$9,027.4	$10,005.9

	For the Nine Months Ended September 30,
	2015	2014
Selected Statement of Operations Information:
Total interest and other income	$514.0	$494.7

Interest expense	172.5	173.1
Management and sourcing fees	54.8	52.2
Other expenses	42.1	45.3
Total expenses	269.4	270.6

Net income	$244.6	$224.1

Senior Direct Lending Program

In June 2015, we announced the establishment of a new joint venture with Varagon Capital Partners (“Varagon”) to make first lien senior secured loans, including stretch senior and unitranche loans, to middle-market companies.  The new joint venture will be called the Senior Direct Lending Program (the “SDLP”) and it is expected that the SDLP will commit and hold individual loans of up to $300 million.  We may co-invest with the SDLP to accommodate larger transactions.  It is expected that the SDLP will be co-managed by Varagon and our investment adviser, Ares Capital Management.

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2015 and 2014

Operating results for the three and nine months ended September 30, 2015 and 2014 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Total investment income	$261.0	$253.4	$763.7	$718.0
Total expenses	129.6	140.6	396.0	392.6
Net investment income before income taxes	131.4	112.8	367.7	325.4
Income tax expense, including excise tax	0.9	7.5	7.0	15.8
Net investment income	130.5	105.3	360.7	309.6
Net realized gains on investments and foreign currency transactions	47.7	76.5	103.7	40.1
Net unrealized gains (losses) on investments and foreign currency transactions	(61.4)	(4.1)	(96.6)	87.9
Realized losses on extinguishment of debt	—	—	(3.8)	(0.1)
Net increase in stockholders’ equity resulting from operations	$116.8	$177.7	$364.0	$437.5

Net income can vary substantially from period to period due to various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Interest income from investments	$207.9	$190.8	$607.9	$540.5
Capital structuring service fees	29.8	31.7	73.0	74.3
Dividend income	14.1	19.7	53.5	67.2
Management and other fees	6.2	6.4	18.4	18.4
Other income	3.0	4.8	10.9	17.6
Total investment income	$261.0	$253.4	$763.7	$718.0

The increase in interest income from investments for the three months ended September 30, 2015 from the comparable period in 2014 was primarily due to an increase in the size of our portfolio, which increased from an average of $8.2 billion at amortized cost for the three months ended September 30, 2014 to an average of $8.5 billion at amortized cost for the comparable period in 2015. The decrease in capital structuring service fees for the three months ended September 30, 2015 from the comparable period in 2014 was primarily due to the decrease in the weighted average capital structuring service fees received on new investment commitments, which decreased from 2.4% for the three months ended September 30, 2014 to 2.0% in the comparable period in 2015, partially offset by the increase in new investment commitments, which increased from $1.3 billion for the three months ended September 30, 2014 to $1.5 billion for the comparable period in 2015. Dividend income for the three months ended September 30, 2015 and 2014 included dividends received from Ivy Hill Asset Management, L.P. (“IHAM”), a wholly owned portfolio company, totaling $10.0 million and $10.0 million, respectively. Also during the three months ended September 30, 2015, we received $1.0 million in other non-recurring dividends from non-income producing equity securities compared to $6.0 million for the comparable period in 2014. The decrease in other income for the three months ended September 30, 2015 from the comparable period in 2014 was primarily attributable to lower amendment fees.

The increase in interest income from investments for the nine months ended September 30, 2015 from the comparable period in 2014 was primarily due to an increase in the size of our portfolio, which increased from an average of $7.9 billion at amortized cost for the nine months ended September 30, 2014 to an average of $8.5 billion at amortized cost for the comparable period in 2015. The decrease in capital structuring service fees for the nine months ended September 30, 2015 from the comparable period in 2014 was due to the decrease in new investment commitments, which decreased from $3.2 billion for the nine months ended September 30, 2014 to $2.8 billion for the comparable period in 2015, partially offset by the increase in the weighted average capital structuring service fees received on new investment commitments, which increased from 2.3% for the nine months ended September 30, 2014 to 2.6% in the comparable period in 2015. Dividend income for the nine months ended September 30, 2015 and 2014 included dividends received from IHAM totaling $40.0 million and $40.0 million, respectively. The dividends received from IHAM for the nine months ended September 30, 2015 and 2014 included additional dividends of $10.0 million for each period that were paid in addition to the quarterly dividends generally paid by IHAM. IHAM paid the additional dividends out of accumulated earnings that had previously been retained by IHAM. Also during the nine months ended September 30, 2015, we received $4.3 million in other non-recurring dividends from non-income producing equity securities compared to $15.5 million for the comparable period in 2014. The decrease in other income for the nine months ended September 30, 2015 from the comparable period in 2014 was primarily attributable to lower amendment fees.

Operating Expenses

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Interest and credit facility fees	$56.6	$54.1	$171.6	$159.7
Base management fees	33.3	32.7	100.2	93.5
Income based fees	31.8	31.3	90.2	85.2
Capital gains incentive fees	(2.6)	13.1	0.8	24.2
Administrative fees	3.6	3.1	10.5	9.7
Other general and administrative	6.9	6.3	22.7	20.3
Total operating expenses	$129.6	$140.6	$396.0	$392.6

Interest and credit facility fees for the three and nine months ended September 30, 2015 and 2014, were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Stated interest expense	$46.1	$44.0	$138.5	$127.7
Facility fees	2.4	2.1	8.2	8.7
Amortization of debt issuance costs	4.0	4.2	12.7	12.1
Accretion of net discount on notes payable	4.1	3.8	12.2	11.2
Total interest and credit facility fees	$56.6	$54.1	$171.6	$159.7

Stated interest expense for the three months ended September 30, 2015 increased from the comparable period in 2014 primarily due to the increase in the average principal amount of debt outstanding, partially offset by a decrease in our weighted average stated interest rate of our debt outstanding. For the three months ended September 30, 2015, our average principal debt outstanding increased to $3.7 billion as compared to $3.4 billion for the comparable period in 2014, and the weighted average stated interest rate on our outstanding debt was 5.0% for the three months ended September 30, 2015 as compared to 5.2% for the comparable period in 2014. Stated interest expense for the nine months ended September 30, 2015 increased from the comparable period in 2014 primarily due to the increase in the average principal amount of debt outstanding, partially offset by a decrease in our weighted average stated interest rate of our debt outstanding. For the nine months ended September 30, 2015, our average principal debt outstanding increased to $3.6 billion as compared to $3.2 billion for the comparable period in 2014, and the weighted average stated interest rate on our outstanding debt was 5.1% for the nine months ended September 30, 2015 as compared to 5.4% for the comparable period in 2014.

The increase in base management fees and our income based fees for the three and nine months ended September 30, 2015 from the comparable period in 2014 were primarily due to the increases in the size of the portfolio in the case of base management fees and in the case of income based fees, the related increase in net investment income excluding income based fees and capital gains incentive fees.

For the three months ended September 30, 2015, the reduction in capital gains incentive fees calculated in accordance with GAAP was $2.6 million. For the nine months ended September 30, 2015, the capital gains incentive fees calculated in accordance with GAAP was $0.8 million. For the three and nine months ended September 30, 2014, the capital gains incentive fee calculated in accordance with GAAP was $13.1 million and $24.2 million, respectively. Capital gains incentive fee expense accrual for the three months ended September 30, 2015 decreased from the comparable period in 2014 primarily due to net losses on investments and foreign currency transactions during the three months ended September 30, 2015 of $13.6 million compared to net gains of $72.4 million for the three months ended September 30, 2014. Capital gains incentive fee expense accrual for the nine months ended September 30, 2015 decreased from the comparable period in 2014 primarily due to lower net gains of $3.3 million for the nine months ended September 30, 2015 as compared to net gains of $127.9 million for the nine months ended September 30, 2014. The capital gains incentive fee accrued under GAAP includes an accrual related to unrealized capital appreciation, whereas the capital gains incentive fee actually payable under our investment advisory and management agreement does not. There can be no assurance that such unrealized capital appreciation will be realized in the future. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. As of September 30, 2015 and December 31, 2014, the total capital gains incentive fee accrual calculated in accordance with GAAP was $69.8 million and $93.0 million, respectively. As of September 30, 2015, there was no capital gains incentive fee actually payable under our investment advisory and management agreement. As of December 31, 2014, the capital gains incentive fee actually payable under our investment advisory and management agreement was $24.0 million. The $24.0 million payable as of December 31, 2014 was paid in the first quarter of 2015. See Note 3 to our consolidated financial statements for the three and nine months ended September 30, 2015, for more information on the base management fees, income based fees and capital gains incentive fees.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. If we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax on estimated excess taxable income as such taxable income is earned. For the three months ended September 30, 2015, we recorded a net expense of $1.5 million for U.S. federal excise tax. For the nine months ended September 30, 2015, we recorded a net expense of $5.5 million for U.S. federal excise tax, which includes a reduction in expense in the third quarter related to the recording of a requested refund resulting from the overpayment of 2014 excise tax of $1.5 million. For the three months ended September 30, 2014, we had no U.S. federal excise tax expense. For the nine months ended September 30, 2014, we recorded a net expense of $4.0 million for U.S. federal excise tax, which includes a reduction in expense in the third quarter related to the recording of a requested refund resulting from the overpayment of 2013 excise tax of $1.7 million.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three and nine months ended September 30, 2015, we recorded a tax (benefit) expense of approximately $(0.6) million and $1.5 million, respectively, for these subsidiaries. For the three and nine months ended September 30, 2014, we recorded a tax expense of approximately $7.5 million and $11.8 million, respectively, for these subsidiaries.

Net Realized Gains/Losses

During the three months ended September 30, 2015, we had $1,343.4 million of sales, repayments or exits of investments resulting in $45.3 million of net realized gains on investments. These sales, repayments or exits included $113.4  million of investments sold to IHAM and certain vehicles managed by IHAM. A net realized gain of $0.2 million was recorded on these transactions. See Note 4 to our consolidated financial statements for the three and nine months ended September 30, 2015 for more detail on IHAM and its managed vehicles. Net realized gains on investments of $45.3 million were comprised of $45.4 million of gross realized gains and $0.1 million of gross realized losses.

The net realized gains on investments during the three months ended September 30, 2015 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Cast & Crew Payroll, LLC	$25.9
Global Healthcare Exchange, LLC	8.3
Hojeij Branded Foods, Inc.	8.0
Other, net	3.1
Total	$45.3

During the three months ended September 30, 2015, we also recognized net realized gains on foreign currency transactions of $2.5 million.

During the three months ended September 30, 2014, we had $706.6 million of sales, repayments or exits of investments resulting in $73.8 million of net realized gains on investments. Net realized gains on investments of $73.8 million were comprised of $80.9 million of gross realized gains and $7.1 million of gross realized losses.

The net realized gains on investments during the three months ended September 30, 2014 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Insight Pharmaceuticals Corporation	$33.1
The Dwyer Group	21.1
Service King Paint & Body, LLC	10.4
Platform Acquisition, Inc.	4.7
Apple & Eve, LLC	4.3
TOA Technologies, Inc.	1.9
BECO Holding Company, Inc.	1.9
X Plus Two Solutions, Inc.	1.5
Pillar Processing LLC	(6.6)
Other, net	1.5
Total, net	$73.8

During the three months ended September 30, 2014, we also recognized net realized gains on foreign currency transactions of $2.8 million.

During the nine months ended September 30, 2015, we had $3.2 billion of sales, repayments or exits of investments resulting in $97.4 million of net realized gains on investments. These sales, repayments or exits included $414.2 million of investments sold to IHAM and certain vehicles managed by IHAM. A net realized gain of $0.4 million was recorded on these transactions. See Note 4 to our consolidated financial statements for the three and nine months ended September 30, 2015 for more detail on IHAM and its managed vehicles. Net realized gains on investments of $97.4 million were comprised of $100.8 million of gross realized gains and $3.4 million of gross realized losses.

The net realized gains on investments during the nine months ended September 30, 2015 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Cast & Crew Payroll, LLC	$25.9
Tripwire, Inc.	13.8
TAP Holdings, LLC	11.2
Global Healthcare Exchange, LLC	8.3
Protective Industries, Inc. dba Caplugs	8.2
Hojeij Branded Foods, Inc.	8.0
Driven Brands, Inc.	5.5
Implus Footcare, LLC	3.7
Woodstream Corporation	3.2
Panda Temple Power, LLC	2.4
Varsity Brands Holding Co., Inc.	1.3
GHS Interactive Security, LLC	(1.1)
Other, net	7.0
Total, net	$97.4

During the nine months ended September 30, 2015, we also recognized net realized gains on foreign currency transactions of $6.3 million. In addition, during the nine months ended September 30, 2015, we redeemed the entire $143.8 million aggregate principal amount outstanding of the February 2022 Notes (as defined below). The February 2022 Notes were redeemed at par plus accrued and unpaid interest for a total redemption price of approximately $144.6 million, which resulted in a realized loss on the extinguishment of debt of $3.8 million.

During the nine months ended September 30, 2014, we had $2.1 billion of sales, repayments or exits of investments resulting in $38.3 million of net realized gains on investments. These sales, repayments or exits included $64.5 million of investments sold to IHAM or certain vehicles managed by IHAM. No realized gains or losses were recognized on these transactions. Net realized gains on investments of $38.3 million were comprised of $97.6 million of gross realized gains and $59.3 million of gross realized losses.

The net realized gains on investments during the nine months ended September 30, 2014 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Insight Pharmaceuticals Corporation	$33.1
The Dwyer Group	21.1
Service King Paint & Body, LLC	10.4
Platform Acquisition, Inc.	4.7
Apple & Eve, LLC	4.3
TOA Technologies, Inc.	2.0
JHP Group Holdings, Inc.	1.9
BECO Holding Company, Inc.	1.9
Dialysis Newco, Inc.	1.7
Orion Foods, LLC	1.6
La Paloma Generating Company, LLC	1.6
X Plus Two Solutions, Inc.	1.5
Magnacare Holdings, Inc.	1.3
Imperial Capital Group LLC	1.3
Stag-Parkway, Inc.	1.2
Eberle Design, Inc.	1.1
Geotrace Technologies, Inc.	(2.9)
Pillar Processing LLC	(6.6)
CitiPostal Inc.	(19.9)
MVL Group, Inc.	(27.7)
Other, net	4.7
Total	$38.3

During the nine months ended September 30, 2014, we also recognized net realized gains on foreign currency transactions of $1.8 million. In addition, during the nine months ended September 30, 2014, we purchased $0.4 million aggregate principal amount of the 2047 Notes (as defined below) and as a result of these transactions, we recognized realized losses on extinguishment of debt of $0.1 million.

Net Unrealized Gains/Losses

We value our portfolio investments quarterly and the changes in value are recorded as unrealized gains or losses in the consolidated statement of operations. Net unrealized gains and losses for our portfolio for the three and nine months ended September 30, 2015 and 2014, were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Unrealized appreciation	$39.5	$86.1	$80.8	$152.8
Unrealized depreciation	(61.4)	(34.6)	(124.0)	(93.3)
Net unrealized (appreciation) depreciation reversal related to net realized gains or losses(1)	(39.2)	(56.5)	(51.8)	27.8
Total net unrealized gains (losses)	$(61.1)	$(5.0)	$(95.0)	$87.3

(1)         The net unrealized (appreciation) depreciation reversal related to net realized gains or losses represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior period.

The changes in net unrealized appreciation and depreciation during the three months ended September 30, 2015 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Deprecation)
OTG Management, LLC	$6.3
Ciena Capital LLC	4.5
ADF Capital, Inc.	2.2
Fulton Holdings Corp.	2.0
Cleveland East Equity, LLC	(2.1)
Netsmart Technologies, Inc.	(2.2)
Feradyne Outdoors, LLC	(2.6)
2329497 Ontario Inc.	(2.7)
Spin HoldCo Inc.	(2.8)
Infilaw Holding, LLC	(3.2)
Ivy Hill Asset Management, L.P.	(3.2)
CCS Intermediate Holdings, LLC	(3.6)
Petroflow Energy Corporation	(6.6)
Senior Secured Loan Fund LLC	(9.9)
Other, net	2.0
Total	$(21.9)

During the three months ended September 30, 2015, we also recognized net unrealized losses on foreign currency transactions of $0.3 million.

The changes in net unrealized appreciation and depreciation during the three months ended September 30, 2014 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Deprecation)
10th Street, LLC	$38.7
Ciena Capital LLC	6.6
Universal Lubricants, LLC	5.5
VSS-Tranzact Holdings, LLC	4.1
CCS Intermediate Holdings, LLC	3.9
Performance Food Group, Inc.	2.3
Restaurant Holding Company, LLC	(2.3)
2329497 Ontario Inc.	(2.4)
Orion Foods, LLC	(2.9)
ADF Capital, Inc.	(3.0)
The Step2 Company, LLC	(3.3)
Ivy Hill Asset Management, L.P.	(3.4)
Other, net	7.7
Total	$51.5

During the three months ended September 30, 2014, we also recognized net unrealized gains on foreign currency transactions of $0.9 million.

The changes in net unrealized appreciation and depreciation during the nine months ended September 30, 2015 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Deprecation)
Ciena Capital LLC	$11.8
OTG Management, LLC	9.0
The Step2 Company, LLC	3.4
Wellspring Distribution Corp	3.4
Lonestar Prospects, Ltd.	3.0
Fulton Holdings Corp.	2.8
Physiotherapy Associates Holdings, Inc.	2.5
TA THI Buyer, Inc.	2.4
Napa Management Services Corporation	2.4
Cadence Aerospace, LLC	2.4
PCG-Ares Sidecar Investment II, L.P.	2.3
Community Education Centers, Inc.	(2.2)
Cleveland East Equity, LLC	(2.5)
New Trident Holdcorp, Inc.	(2.6)
UL Holding Co., LLC	(2.7)
Instituto de Banca y Comercio, Inc.	(2.7)
Netsmart Technologies, Inc.	(2.9)
Indra Holdings Corp.	(3.3)
Infilaw Holding, LLC	(6.0)
2329497 Ontario Inc.	(6.8)
CCS Intermediate Holdings, LLC	(8.6)
Petroflow Energy Corporation	(8.7)
Ivy Hill Asset Management, L.P.	(18.1)
Senior Secured Loan Fund LLC	(26.6)
Other, net	5.1
Total	$(43.2)

During the nine months ended September 30, 2015, we also recognized net unrealized losses on foreign currency transactions of $1.6 million.

The changes in net unrealized appreciation and depreciation during the nine months ended September 30, 2014 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Deprecation)
10th Street, LLC	$47.2
VSS-Tranzact Holdings, LLC	10.0
Ciena Capital LLC	9.4
Imperial Capital Private Opportunities, LP	8.4
Universal Lubricants, LLC	7.1
Campus Management Corp.	6.0
Senior Secured Loan Fund LLC	5.2
CCS Intermediate Holdings, LLC	3.9
Cast & Crew Payroll, LLC	3.4
Waste Pro USA, Inc	2.8
The Thymes, LLC	2.7
American Broadband Communications, LLC	2.6
Performance Food Group, Inc.	2.4
Service King Paint & Body, LLC	2.3
Netsmart Technologies, Inc.	2.1
EUNetworks Group Limited	(2.2)
Orion Foods, LLC	(2.7)
2329497 Ontario Inc.	(2.9)
R3 Education, Inc.	(4.2)
OTG Management, LLC	(4.3)
Community Education Centers, Inc.	(4.5)
ADF Capital, Inc.	(10.2)
The Step2 Company, LLC	(18.4)
Ivy Hill Asset Management, L.P.	(21.5)
Other, net	14.9
Total	$59.5

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

As of September 30, 2015, we had $247.1 million in cash and cash equivalents and $3.7 billion in total aggregate principal amount of debt outstanding ($3.7 billion at carrying value). Subject to leverage, borrowing base and other restrictions, we had approximately $2.1 billion available for additional borrowings under the Facilities and the SBA Debentures as of September 30, 2015.

We may from time to time seek to retire or repurchase our common stock through cash purchases, as well as retire, cancel or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. See Note 9 to our consolidated financial statements for the three and nine months ended September 30, 2015 for information on our stock repurchase program. Such purchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. The amounts involved may be material. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the Investment Company Act, is at least 200% after such borrowing. As of September 30, 2015, our asset coverage was 245%.

Equity Issuances

As of September 30, 2015 and December 31, 2014, our total equity market capitalization was $4.6 billion and $4.9 billion, respectively. There were no sales of our equity securities during the nine months ended September 30, 2015. The following table summarizes the total shares issued and proceeds received in public offerings of our common stock net of underwriting discounts and offering costs for the nine months ended September 30, 2014:

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

Debt Capital Activities

Our debt obligations consisted of the following as of September 30, 2015 and December 31, 2014:

	As of
	September 30, 2015					December 31, 2014
(in millions)	Total Aggregate Principal Amount Available/ Outstanding(1)		Principal Amount	Carrying Value		Total Aggregate Principal Amount Available/ Outstanding(1)	Principal Amount	Carrying Value
Revolving Credit Facility	$1,290.0	(2)	$—	$—		$1,250.0	$170.0	$170.0
Revolving Funding Facility	540.0	(3)	108.0	108.0		540.0	324.0	324.0
SMBC Funding Facility	400.0		90.0	90.0		400.0	62.0	62.0
SBA Debentures	75.0		18.0	18.0		—	—	—
February 2016 Convertible Notes	575.0		575.0	571.8	(4)	575.0	575.0	565.0	(4)
June 2016 Convertible Notes	230.0		230.0	227.6	(4)	230.0	230.0	225.0	(4)
2017 Convertible Notes	162.5		162.5	160.9	(4)	162.5	162.5	160.2	(4)
2018 Convertible Notes	270.0		270.0	266.5	(4)	270.0	270.0	265.4	(4)
2019 Convertible Notes	300.0		300.0	296.8	(4)	300.0	300.0	296.1	(4)
2018 Notes	750.0		750.0	750.6	(5)	750.0	750.0	750.7	(5)
2020 Notes	600.0		600.0	599.0	(6)	400.0	400.0	398.4	(6)
February 2022 Notes	—		—	—		143.8	143.8	143.8
October 2022 Notes	182.5		182.5	182.5		182.5	182.5	182.5
2040 Notes	200.0		200.0	200.0	(7)	200.0	200.0	200.0	(7)
2047 Notes	229.6		229.6	181.6	(8)	229.5	229.5	181.3	(8)
Total	$5,804.6		$3,715.6	$3,653.3		$5,633.3	$3,999.3	$3,924.5

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

(4)                                 Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes less the unaccreted discount recorded upon issuance of the Convertible Unsecured Notes. As of September 30, 2015, the total unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes was $3.2 million, $2.4 million, $1.6 million, $3.5 million and $3.2 million, respectively.  As of December 31, 2014, the total unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes was $10.0 million, $5.0 million, $2.3 million, $4.6 million and $3.9 million, respectively.

(5)                                 Represents the aggregate principal amount outstanding of the 2018 Notes plus the net unamortized premium that was recorded upon the issuances of the 2018 Notes. As of September 30, 2015 and December 31, 2014, the total net unamortized premium for the 2018 Notes was $0.6 million and $0.7 million, respectively.

(6)                                 As of September 30, 2015, represents the aggregate principal amount of the 2020 Notes less the net unaccreted discount of $1.0 million recorded upon the issuances of the 2020 Notes. As of December 31, 2014, represents the aggregate principal amount outstanding of the 2020 Notes less the unaccreted discount of $1.6 million recorded on the first issuance of the 2020 Notes.

(7)                                 See “Recent Developments,” as well as Note 15 to our consolidated financial statements for the three and nine months ended September 30, 2015 for more information on the early redemption of the 2040 Notes.

(8)                                 Represents the aggregate principal amount outstanding of the 2047 Notes less the unaccreted purchased discount recorded as part of the acquisition of Allied Capital Corporation in April 2010 (the “Allied Acquisition”). As of September 30, 2015 and December 31, 2014, the total unaccreted purchased discount for the 2047 Notes was $48.0 million and $48.2 million, respectively.

The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount, of all our debt outstanding as of September 30, 2015 were 5.0% and 5.9 years, respectively, and as of December 31, 2014 were 4.9% and 6.5 years, respectively.

The ratio of total principal amount of debt outstanding to stockholders’ equity as of September 30, 2015 was 0.70:1.00 compared to 0.76:1.00 as of December 31, 2014. The ratio of total carrying value of debt outstanding to stockholders’ equity as of September 30, 2015 was 0.69:1.00 compared to 0.74:1.00 as of December 31, 2014.

Revolving Credit Facility

We are party to a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), which allows us to borrow up to $1,290.0 million at any one time outstanding. The end of the revolving period and the stated maturity date for the Revolving Credit Facility are May 4, 2019 and May 4, 2020, respectively. The Revolving Credit Facility also provides for a feature that allows us, under certain circumstances, to increase the size of the facility to a maximum of $1,935.0 million. The interest rate charged on the Revolving Credit Facility is based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over an  “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility), in each case, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of September 30, 2015, the interest rate in effect was LIBOR plus 1.75%. We are also required to pay a letter of credit fee of either 2.00% or 2.25% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. Additionally, we are required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. As of September 30, 2015, there were no amounts outstanding under the Revolving Credit Facility and we were in compliance in all material respects with the terms of the Revolving Credit Facility.

Revolving Funding Facility

Our consolidated subsidiary, Ares Capital CP, is party to a revolving funding facility (as amended, the “Revolving Funding Facility”), which allows Ares Capital CP to borrow up to $540.0 million at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility is May 14, 2017 and May 14, 2019, respectively. The Revolving Funding Facility also provides for a feature that allows, under certain circumstances, for an increase in the size of the facility to a maximum of $865.0 million. The interest rate charged on the Revolving Funding Facility is based on an applicable spread ranging from 2.25% to 2.50% over LIBOR or ranging from 1.25% to 1.50% over “base rate” (as defined in the agreements governing the Revolving Funding Facility) in each case, determined monthly based on the composition of the borrowing base relative to outstanding borrowings under the Revolving Funding Facility. As of September 30, 2015, the interest rate in effect was LIBOR plus 2.25%. Additionally, Ares Capital CP is required to pay a commitment fee of between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility.  As of September 30, 2015, there was $108.0 million outstanding under the Revolving Funding Facility and we and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

SMBC Funding Facility

Our consolidated subsidiary, Ares Capital JB Funding LLC (“ACJB”), is party to a revolving funding facility (as amended, the “SMBC Funding Facility”), which allows ACJB to borrow up to $400.0 million at any one time outstanding. The SMBC Funding Facility is secured by all of the assets held by ACJB. As of September 30, 2015, the end of the reinvestment period and the stated maturity date for the SMBC Funding Facility were September 14, 2017 and September 14, 2022, respectively. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement. The interest rate charged on the SMBC Funding Facility is based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over a “base rate” (as defined in the agreements governing the SMBC Funding Facility), in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. As of September 30, 2015, the interest rate in effect was LIBOR plus 2.00%.  Additionally, ACJB is required to pay a commitment fee of between 0.35% and 0.875% per annum depending on the size of the unused portion of the SMBC Funding Facility. As of September 30, 2015, there was $90.0 million outstanding under the SMBC Funding Facility and we and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

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

The license from the SBA allows AVF LP to obtain leverage by issuing the SBA Debentures, subject to issuance of a capital commitment by the SBA and other customary procedures. Leverage through the SBA Debentures is subject to required capitalization thresholds.  Current SBA regulations limit the amount that any SBIC may borrow to $150.0 million and as of September 30, 2015, the amount of the SBA Debentures committed to AVF LP by the SBA was $75.0 million. The SBA Debentures are non-recourse to us, have interest payable semi-annually, have a ten-year maturity and may be prepaid at any time without penalty. As of September 30, 2015, AVF LP had $18.0 million of the SBA Debentures issued and outstanding, which mature in September 2025. AVF LP is subject to an annual periodic examination by an SBA examiner to determine AVF LP’s compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of September 30, 2015, AVF LP was materially in compliance with SBA regulatory requirements.

The interest rate for the SBA Debentures is fixed at the time the SBA Debentures and other applicable issued SBA-guaranteed debentures can be pooled and sold to the public and will be based on a spread over U.S. treasury notes with ten-year maturities. The pooling of newly issued SBA-guaranteed debentures occurs twice per year.  The spread includes an annual charge as determined by the SBA (the “Annual Charge”) as well as a market-driven component.  Prior to the ten-year fixed interest rate being determined, the interest rate charged for the SBA Debentures is based on LIBOR plus an applicable spread of

0.30% and the Annual Charge.  As of September 30, 2015, the ten-year fixed interest rate in effect for the SBA Debentures outstanding was 3.57%.

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

In certain circumstances, the Convertible Unsecured Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at their respective conversion rates (listed below as of September 30, 2015) subject to customary anti-dilution adjustments and the requirements of their respective indenture (the “Convertible Unsecured Notes Indentures”). Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Unsecured Notes only under certain circumstances set forth in the respective Convertible Unsecured Notes Indenture. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Unsecured Notes at any time. In addition, if we engage in certain corporate events as described in their respective Convertible Unsecured Notes Indenture, holders of the Convertible Unsecured Notes may require us to repurchase for cash all or part of the Convertible Unsecured Notes at a repurchase price equal to 100% of the principal amount of the Convertible Unsecured Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

Certain key terms related to the convertible features for each of the Convertible Unsecured Notes as of September 30, 2015 are listed below.

	February 2016 Convertible Notes	June 2016 Convertible Notes	2017 Convertible Notes	2018 Convertible Notes	2019 Convertible Notes
Conversion premium	17.5%	17.5%	17.5%	17.5%	15.0%
Closing stock price at issuance	$16.28	$16.20	$16.46	$16.91	$17.53
Closing stock price date	January 19, 2011	March 22, 2011	March 8, 2012	October 3, 2012	July 15, 2013
Conversion price (1)	$18.36	$18.27	$18.92	$19.64	$19.99
Conversion rate (shares per one thousand dollar principal amount) (1)	54.4546	54.7235	52.8559	50.9054	50.0292
Conversion dates	August 15, 2015	December 15, 2015	September 15, 2016	July 15, 2017	July 15, 2018

(1)         Represents conversion price and conversion rate, as applicable, as of September 30, 2015, taking into account certain de minimis adjustments that will be made on the conversion date.

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

February 2022 Notes

In February 2012, we issued $143.8 million in aggregate principal amount of unsecured notes, which bore interest at a rate of 7.00% per year and were scheduled to mature on February 15, 2022 (the “February 2022 Notes”). In March 2015, we redeemed the entire aggregate principal amount outstanding of our February 2022 Notes at par plus accrued and unpaid interest for a total redemption price of approximately $144.6 million, which resulted in a realized loss on the extinguishment of debt of $3.8 million.

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

2040 Notes

In October 2010, we issued $200.0 million in aggregate principal amount of unsecured notes which bear interest at a rate of 7.75% and mature on October 15, 2040 (the “2040 Notes”). The 2040 Notes require payment of interest quarterly, and all principal is due upon maturity. These notes are redeemable in whole or in part at any time or from time to time at our option on or after October 15, 2015, at a par redemption price of $25.00 per security plus accrued and unpaid interest. In September 2015, we notified the holders of our 2040 Notes that we planned to redeem the entire $200.0 million aggregate principal amount outstanding, in accordance with the terms of the indenture governing the 2040 Notes. See “Recent Developments,” as well as Note 15 to our consolidated financial statements for the three and nine months ended September 30, 2015 for a subsequent event relating to the early redemption of the 2040 Notes.

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

As of September 30, 2015, we were in compliance in all material respects with the terms of the Convertible Unsecured Notes Indentures and the indentures governing the Unsecured Notes.

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

See Note 5 to our consolidated financial statements for the three and nine months ended September 30, 2015 for more detail on our debt obligations.

OFF BALANCE SHEET ARRANGEMENTS

We have various commitments to fund investments in our portfolio, as described below.

As of September 30, 2015 and December 31, 2014, we had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) our discretion:

	As of
(in millions)	September 30, 2015	December 31, 2014
Total revolving and delayed draw loan commitments	$485.6	$574.8
Less: drawn commitments	(123.3)	(111.8)
Total undrawn commitments	362.3	463.0
Less: commitments substantially at our discretion	(6.0)	(6.0)
Less: unavailable commitments due to borrowing base or other covenant restrictions	(2.7)	(2.7)
Total net adjusted undrawn revolving and delayed draw loan commitments	$353.6	$454.3

Included within the total revolving and delayed draw loan commitments as of September 30, 2015 and December 31, 2014 were delayed draw loan commitments totaling $202.5 million and $206.4 million, respectively. Our commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels).

Also included within the total revolving and delayed draw loan commitments as of September 30, 2015 were commitments to issue up to $52.4 million in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2015, we had $18.9 million in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. In addition to these letters of credit included as a part of the total revolving and delayed draw loan commitments to portfolio companies, as of September 30, 2015 we also had $5.3 million of letters of credit issued and outstanding on behalf of other portfolio companies. For all these letters of credit issued and outstanding, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. None of these letters of credit issued and outstanding are recorded as a liability on our balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company. All of these letters of credit expire in 2016.

We also have commitments to co-invest in the SSLP for our portion of the SSLP’s commitments to fund delayed draw investments to certain portfolio companies of the SSLP. See “Senior Secured Loan Program” above and Note 4 to our consolidated financial statements for the three and nine months ended September 30, 2015 for more information.

As of September 30, 2015 and December 31, 2014, we were party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

	As of
(in millions)	September 30, 2015	December 31, 2014
Total private equity commitments	$107.0	$107.0
Less: funded private equity commitments	(20.7)	(20.4)
Total unfunded private equity commitments	86.3	86.6
Less: private equity commitments substantially at our discretion	(84.6)	(84.7)
Total net adjusted unfunded private equity commitments	$1.7	$1.9

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

RECENT DEVELOPMENTS

In October 2015, we redeemed the entire $200.0 million aggregate principal amount outstanding of the 2040 Notes in accordance with the terms of the indenture governing the 2040 Notes. The 2040 Notes were redeemed at par plus accrued and unpaid interest for a total redemption price of approximately $200.6 million, which resulted in a realized loss on the extinguishment of debt of $6.6 million.

In October 2015, Antony P. Ressler resigned from his position as a member of our board of directors.

In October 2015, our board of directors appointed R. Kipp deVeer, our Chief Executive Officer, as a Class III Director, to fill the vacant seat created by Mr. Ressler’s resignation.

From October 1, 2015 through October 29, 2015, we made new investment commitments of approximately $305 million, all of which were funded. Of these new commitments, 49% were in second lien senior secured loans, 24% were in senior subordinated loans, 24% were in preferred equity securities and 3% were in first lien senior secured loans. Of the approximately $305 million of new investment commitments, 52% were floating rate, 47% were fixed rate and 1% were non-interest bearing. The weighted average yield of debt and other income producing securities funded during the period at amortized cost was 11.4%. We may seek to sell all or a portion of these new investment commitments, although there can be no assurance that we will be able to do so.

From October 1, 2015 through October 29, 2015, we exited approximately $152 million of investment commitments. Of these investment commitments, 89% were first lien senior secured loans, 6% were other equity securities, 4% were senior subordinated loans and 1% were preferred equity securities. Of the approximately $152 million of exited investment commitments, 59% were fixed rate, 34% were floating rate and 7% were non-interest bearing. The weighted average yield of debt and other income producing securities exited or repaid during the period at amortized cost was 8.0%. On the approximately $152 million of investment commitments exited from October 1, 2015 through October 29, 2015, we recognized total net realized gains of approximately $14 million.

In addition, as of October 29, 2015, we had an investment backlog and pipeline of approximately $630 million and $425 million, respectively. Investment backlog includes transactions approved by our investment adviser’s investment committee and/or for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore we believe are likely to close. Investment pipeline includes transactions where due diligence and analysis are in process, but no formal mandate, letter of intent or signed commitment have been issued. The consummation of any of the investments in this backlog and pipeline depends upon, among other things, one or more of the following: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. In addition, we may sell all or a portion of these investments and certain of these investments may result in the repayment of existing investments. We cannot assure you that we will make any of these investments or that we will sell all or any portion of these investments.

CRITICAL ACCOUNTING POLICIES

See Note 2 to our consolidated financial statements for the three and nine months ended September 30, 2015, which describes our critical accounting policies and recently issued accounting pronouncements not yet required to be adopted by us.

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

As of September 30, 2015, 81% of the investments at fair value in our portfolio bore interest at variable rates, 9% bore interest at fixed rates, 8% were non-interest earning and 2% were on non-accrual status. Additionally, for the variable rate investments, 71% of these investments contained interest rate floors (representing 57% of total investments at fair value). The Facilities all bear interest at variable rates with no interest rate floors, while the SBA Debentures, the Unsecured Notes and the Convertible Unsecured Notes bear interest at fixed rates.

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

Based on our September 30, 2015 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$146.5	$5.9	$140.6
Up 200 basis points	$76.8	$4.0	$72.8
Up 100 basis points	$7.5	$2.0	$5.5
Down 100 basis points	$8.1	$(0.4)	$8.5
Down 200 basis points	$8.0	$(0.4)	$8.4
Down 300 basis points	$8.0	$(0.4)	$8.4

(1)         Excludes the impact of income based fees. See Note 3 to our consolidated financial statements for the three and nine months ended September 30, 2015 for more information on the income based fees.

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

(1)         Excludes the impact of income based fees. See Note 3 to our consolidated financial statements for three and nine months ended September 30, 2015 for more information on the income based fees.

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

There have been no changes in the Company’s internal control over financial reporting during the three and nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.     Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933.

During the nine months ended September 30, 2015, as a part of our dividend reinvestment plan for our common stockholders, we purchased 661,854 shares of our common stock for an average price per share of $16.06 in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines such purchases of our common stock during the nine months ended September 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 through January 31, 2015	360,095	$15.69	—	—
February 1, 2015 through February 28, 2015	—	—	—	—
March 1, 2015 through March 31, 2015	—	—	—	—
April 1, 2015 through April 30, 2015	—	—	—	—
May 1, 2015 through May 31, 2015	—	—	—	—
June 1, 2015 through June 30, 2015	—	—	—	—
July 1, 2015 through July 31, 2015	301,759	16.51	—	—
August 1, 2015 through August 31, 2015	—	—	—	—
September 1, 2015 through September 30, 2015	—	—	—	—
Total	661,854	$16.06	—	—

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

ARES CAPITAL CORPORATION

Date: November 4, 2015	By	/s/ R. Kipp deVeer
R. Kipp deVeer
Chief Executive Officer

Date: November 4, 2015	By	/s/ Penni F. Roll
Penni F. Roll
Chief Financial Officer

Date: November 4, 2015	By	/s/ Scott C. Lem
Scott C. Lem
Chief Accounting Officer, Vice President and Treasurer