Form 10-K
period 2015-12-31
ARES CAPITAL CORP
filed 2016-02-24
CIK 1287750

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2015, based on the closing price on that date of $16.46 on The NASDAQ Global Select Market, was approximately $5,103,079,251. As of February 18, 2016, there were 314,347,064 shares of the registrant's common stock outstanding.

         Portions of the registrant's Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

 PART I

Item 1.    Business

GENERAL

Ares Capital Corporation

        Ares Capital Corporation, a Maryland corporation (together with its subsidiaries, where applicable, "Ares Capital" or the "Company," which may also be referred to as "we," "us" or "our"), is a specialty finance company that is a closed-end, non-diversified management investment company. We have elected to be regulated as a business development company, or a "BDC," under the Investment Company Act of 1940, as amended, and the rules and regulations promulgated thereunder or the "Investment Company Act." We were founded on April 16, 2004, were initially funded on June 23, 2004 and completed our initial public offering ("IPO") on October 8, 2004. As of September 30, 2015, we were the largest BDC with approximately $9.2 billion of total assets.

        We are externally managed by our investment adviser, Ares Capital Management LLC ("Ares Capital Management" or our "investment adviser"), a subsidiary of Ares Management, L.P. (NYSE:ARES) ("Ares Management" or "Ares"), a publicly traded, leading global alternative asset manager. Our administrator, Ares Operations LLC ("Ares Operations" or our "administrator"), a subsidiary of Ares Management, provides certain administrative and other services necessary for us to operate.

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

        We believe that our investment adviser, Ares Capital Management, is able to leverage the current investment platform, resources and existing relationships of Ares Management with financial sponsors, financial institutions, hedge funds and other investment firms to provide us with attractive investment opportunities. For purposes of this document, we refer to Ares Management and its affiliated companies (other than portfolio companies of its affiliated funds) as "Ares." In addition to deal flow, the Ares investment platform assists our investment adviser in analyzing, structuring and monitoring investments. Ares has been in existence for over 15 years and its partners have an average of over 24 years of experience in leveraged finance, private equity, distressed debt, commercial real estate finance, investment banking and capital markets. We have access to Ares' investment professionals and administrative professionals, who provide assistance in accounting, finance, legal, compliance, operations, information technology and investor relations. As of December 31, 2015, Ares had approximately 350 investment professionals and approximately 520 administrative professionals.

Ares Management, L.P.

        Ares is a publicly traded, leading global alternative asset manager. As of December 31, 2015, Ares had approximately 870 employees in over 15 principal and originating offices across the United States, Europe and Asia. Since its inception in 1997, Ares has adhered to a disciplined investment philosophy that focuses on delivering strong risk-adjusted investment returns throughout market cycles. Ares believes each of its three distinct but complementary investment groups in Credit, Private Equity and Real Estate is a market leader based on investment performance. Ares was built upon the fundamental principle that each group benefits from being part of the greater whole.

Ares Capital Management LLC

        Ares Capital Management, our investment adviser, is served by an origination, investment and portfolio management team of approximately 80 U.S.-based investment professionals as of December 31, 2015 and led by certain partners of the Ares Credit Group: Michael Arougheti, Kipp deVeer, Mitchell Goldstein and Michael Smith. Ares Capital Management leverages off of Ares' investment platform and benefits from the significant capital markets, trading and research expertise of Ares' investment professionals. Ares Capital Management's investment committee has 12 members comprised of certain of the U.S.-based partners of the Ares Credit Group and certain partners in the Ares Private Equity Group.

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

COMPETITIVE ADVANTAGES

        We believe that we have the following competitive advantages over other capital providers to middle-market companies:

The Ares Platform

        Ares operates three distinct but complementary investment groups, including the Ares Credit Group, the Ares Private Equity Group and the Ares Real Estate Group. We believe Ares' current investment platform provides a competitive advantage in terms of access to origination and marketing activities and diligence for us. In particular, we believe that the Ares platform provides us with an advantage through its deal flow generation and investment evaluation process. Ares' asset management platform also provides additional market information, company knowledge and industry insight that benefit our investment and due diligence process. Ares' professionals maintain extensive financial sponsor and intermediary relationships, which provide valuable insight and access to transactions and information.

Seasoned Management Team

        The investment professionals in the Ares Credit Group and members of our investment adviser's investment committee also have significant experience investing across market cycles. This experience also provides us with a competitive advantage in identifying, originating, investing in and managing a portfolio of investments in middle-market companies.

Broad Origination Strategy

        We focus on self-originating most of our investments by pursuing a broad array of investment opportunities in middle-market companies, venture capital backed businesses and power generation projects across multiple channels. We also leverage off of the extensive relationships of the broader Ares platform, including relationships with the portfolio companies in the IHAM Vehicles (as defined below), to identify investment opportunities. We believe that this allows for asset selectivity and that there is a significant relationship between proprietary deal origination and credit performance. We believe that our focus on generating proprietary deal flow and lead investing also gives us greater control over capital structure, deal terms, pricing and documentation and enables us to actively manage our portfolio investments. Moreover, by leading the investment process, we are often able to secure controlling positions in credit tranches, thereby providing additional control in investment outcomes. We also have originated substantial proprietary deal flow from middle-market intermediaries, which often allows us to act as the sole or principal source of institutional capital to the borrower.

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

Experience with and Focus on Middle-Market Companies

        Ares has historically focused on investments in middle-market companies and we benefit from this experience. In sourcing and analyzing deals, our investment adviser benefits from Ares' extensive network of relationships focused on middle-market companies, including management teams, members of the investment banking community, private equity groups and other investment firms with whom Ares has had long-term relationships. We believe this network enables us to identify well-positioned prospective portfolio company investments. The Ares Credit Group works closely with Ares' other investment professionals. As of December 31, 2015, Ares oversaw a portfolio of investments in approximately 1,100 companies, approximately 525 structured assets and approximately 155 properties across over 50 industries, which provides access to an extensive network of relationships and insights into industry trends and the state of the capital markets.

Disciplined Investment Philosophy

        In making its investment decisions, our investment adviser has adopted Ares' long-standing, consistent, credit-based investment approach that was developed over 15 years ago by its founders. Specifically, our investment adviser's investment philosophy, portfolio construction and portfolio management involve an assessment of the overall macroeconomic environment and financial markets and company-specific research and analysis. Its investment approach emphasizes capital preservation, low volatility and minimization of downside risk. In addition to engaging in extensive due diligence from the perspective of a long-term investor, our investment adviser's approach seeks to reduce risk in investments by focusing on:

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

Extensive Industry Focus

        We seek to concentrate our investing activities in industries with a history of predictable and dependable cash flows and in which the Ares investment professionals have had extensive investment experience. Ares investment professionals have developed long-term relationships with management teams and management consultants in over 50 industries, and have accumulated substantial information and identified potential trends within these industries. In turn, we benefit from these relationships, information and identification of potential trends in making investments.

OPERATING AND REGULATORY STRUCTURE

        Our investment activities are managed by our investment adviser, Ares Capital Management, which is a subsidiary of Ares, and supervised by our board of directors, a majority of whom are independent of Ares and its affiliates. Ares Capital Management is registered under the Investment Advisers Act of 1940, or the "Advisers Act." Under our Amended and Restated Investment Advisory and Management Agreement with Ares Capital Management, referred to herein as our "investment advisory and management agreement," we have agreed to pay Ares Capital Management base management fees based on our total assets, as defined under the Investment Company Act (other than cash and cash equivalents, but including assets purchased with borrowed funds) ("base management fees"), fees based on our net investment income ("income based fees") and fees based on our net capital gains ("capital gains incentive fees"). See "—Investment Advisory and Management Agreement" below. Ares Operations provides us with certain administrative and other services necessary for us to operate pursuant to an Amended and Restated Administration Agreement, referred to herein as our "administration agreement." See "—Administration Agreement" below.

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

        Also, while we may borrow funds to make investments, our ability to use debt is limited in certain significant aspects. In particular, BDCs must have at least 200% asset coverage calculated pursuant to the Investment Company Act (i.e., we are permitted to borrow one dollar for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us) in order to incur debt or issue preferred stock (which we refer to collectively as "senior securities"), which requires us to finance our investments with at least as much equity as senior securities in the aggregate. Certain of our credit facilities also require that we maintain asset coverage of at least 200%.

        In addition, as a consequence of us being a regulated investment company ("RIC") under the Internal Revenue Code of 1986, as amended (the "Code") for U.S. federal income tax purposes, our asset growth is dependent on our ability to raise equity capital through the issuance of common stock. RICs generally must distribute substantially all of their investment company taxable income (as defined under the Code) to stockholders as dividends in order to preserve their status as a RIC and not to be subject to additional U.S. federal corporate-level taxes. This requirement, in turn, generally prevents us from using our earnings to support our operations, including making new investments.

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

        In addition, the proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating. In connection with our investing activities, we may make commitments with respect to indebtedness or securities of a potential portfolio company substantially in excess of our expected final hold size. In such situations, while we may initially agree to fund up to a certain dollar amount of an investment, we may subsequently syndicate a portion of such amount such that we are left with a smaller investment than what was reflected in our original commitment. We may also syndicate a "first out" loan to an investor and retain a "last out" loan, in which case the "first out" loan will generally receive priority with respect to payments of principal, interest and any other amounts due thereunder. In addition to originating investments, we may also acquire investments in the secondary market (including purchases of a portfolio of investments).

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

        In making an equity investment, in addition to considering the factors discussed under "—Investment Selection" below, we also consider the anticipated timing of a liquidity event, such as a public offering, sale of the company or redemption of our equity securities.

        While our primary focus is to generate current income and capital appreciation through investments in first and second lien senior secured loans and mezzanine debt and, to a lesser extent, equity securities of eligible portfolio companies, we also may invest up to 30% of our portfolio in non-qualifying assets, as permitted by the Investment Company Act. See "—Regulation" below. Specifically, as part of this 30% basket, we may invest in entities that are not considered "eligible portfolio companies" (as defined in the Investment Company Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the Investment Company Act, and publicly traded entities whose public equity market capitalization exceeds the levels provided for under the Investment Company Act.

        In the first quarter of 2011, the staff of the Securities and Exchange Commission ("SEC") (the "Staff") informally communicated to certain BDCs the Staff's belief that certain entities, which would be classified as an "investment company" under the Investment Company Act but for the exception from the definition of "investment company" set forth in Rule 3a-7 promulgated under the Investment Company Act, could not be treated as eligible portfolio companies (as defined in Section 2(a)(46) under the Investment Company Act) (i.e., not eligible to be included in a BDC's 70% "qualifying assets" basket). Subsequently, in August 2011 the SEC issued a concept release (the "Concept Release") which stated that "[a]s a general matter, the Commission presently does not believe that Rule 3a-7 issuers are the type of small, developing and financially troubled businesses in which the U.S. Congress intended BDCs primarily to invest" and requested comment on whether or not a 3a-7 issuer should be considered an "eligible portfolio company." We provided a comment letter in respect of the Concept Release and continue to believe that the language of Section 2(a)(46) of the Investment Company Act permits a BDC to treat as "eligible portfolio companies" entities that rely on the 3a-7 exception. However, given the current uncertainty in this area (including the language in the Concept Release) and subsequent discussions with the Staff, we have, solely for purposes of calculating the composition of our portfolio pursuant to Section 55(a) of the Investment Company Act, identified such entities, which include the SSLP and the SDLP (each as defined below), as "non-qualifying assets" should the Staff ultimately disagree with our position.

Joint Ventures

  Senior Direct Lending Program

        In December 2015, we established a joint venture with Varagon Capital Partners ("Varagon") to make certain first lien senior secured loans, including certain stretch senior and unitranche loans, to U.S. middle-market companies. Varagon was formed in 2013 as a lending platform by American

International Group, Inc. (NYSE:AIG) and other partners. The joint venture is called the Senior Direct Lending Program (the "SDLP"). It is expected that the SDLP will commit and hold individual loans of up to $300 million. We may directly co-invest with the SDLP to accommodate larger transactions. We will provide capital to the SDLP in the form of subordinated certificates (the "SDLP Certificates"), and Varagon will provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. It is expected that we and Varagon will own 87.5% and 12.5%, respectively, of any outstanding SDLP Certificates.

        As of December 31, 2015, we and Varagon had agreed to make capital available to the SDLP of $2.9 billion in the aggregate, of which no amounts were funded. The SDLP will be capitalized as transactions are completed. All portfolio decisions and generally all other decisions in respect of the SDLP must be approved by an investment committee of the SDLP consisting of representatives of ours and Varagon (with approval from a representative of each required). As of December 31, 2015, we had agreed to make available to the SDLP (subject to the approval of the investment committee of the SDLP as described above) approximately $591 million, of which no amounts were committed or funded. The SDLP Certificates will pay a coupon of LIBOR plus a stated spread and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, which may result in a return to the holders of the SDLP Certificates that is greater than the stated coupon. The SDLP Certificates are junior in right of payment to the senior notes and intermediate funding notes.

  Senior Secured Loan Program

        We and General Electric Capital Corporation ("GECC") and GE Global Sponsor Finance LLC (collectively, "GE") have co-invested in first lien senior secured loans of middle market companies through an unconsolidated Delaware limited liability company, the Senior Secured Loan Fund LLC (d/b/a "the Senior Secured Loan Program") or the SSLP. The SSLP has been capitalized as transactions are completed. All portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of ours and GE (with approval from a representative of each required). We have provided capital to the SSLP in the form of subordinated certificates (the "SSLP Certificates").

        In August 2015, GE completed the sale of its U.S. Sponsor Finance business, through which GE had participated with us in the SSLP, to Canada Pension Plan Investment Board ("CPPIB"). This sale excluded GE's interest in the SSLP, and we and GE continue to operate the SSLP. We and GE no longer have an obligation to present senior secured lending investment opportunities to the SSLP and since June 30, 2015, the SSLP has not made any investments related to new portfolio companies; however, we and GE may provide capital to support the SSLP's funding of existing commitments (see below) and other amounts to its portfolio companies. On August 24, 2015, we were advised that GECC, as the holder of the senior notes of the SSLP (the "Senior Notes"), directed State Street Bank and Trust Company, as trustee of the Senior Notes and the SSLP Certificates, pursuant to the terms of the indenture governing the Senior Notes and the SSLP Certificates, to apply all principal proceeds received by the SSLP from its investments to the repayment of the outstanding principal amount of the Senior Notes until paid in full (prior to the distribution of any such principal proceeds to the holders of the SSLP Certificates, which includes us). GECC had previously elected to waive its right to receive priority repayments on the Senior Notes from principal proceeds in most circumstances. Prior to closing the sale to CPPIB, GE had announced its intention to provide us and CPPIB the opportunity to work together on the SSLP on a go-forward basis. GECC has also stated that if a mutual agreement between us and CPPIB to partner on the SSLP is not reached, it intends to retain its interest in the SSLP and the SSLP would be wound down in an orderly manner. We have been in dialogue with GE and CPPIB to determine if there is an opportunity to work together; however, to date there has been no agreement in respect of the SSLP as a result of these discussions and there can be no assurance that such discussions will continue or any such agreement will be reached. In addition to discussions with CPPIB and GECC, we are also exploring other options with respect to the SSLP's portfolio, although there can be no assurance that we will pursue any of them.

        As of December 31, 2015, we and GE had funded approximately $8.5 billion in aggregate principal amount to the SSLP. As discussed above, we anticipate that no new investments will be made by the SSLP and that we and GE will only provide additional capital to support the SSLP's funding of existing commitments and other amounts to its portfolio companies. As of December 31, 2015, the SSLP had commitments to fund delayed draw loans to certain of its portfolio companies of $198.6 million, which had been approved by the investment committee of the SSLP as described above. As of December 31, 2015, we had funded approximately $2.0 billion in aggregate principal amount to the SSLP. Additionally, as of December 31, 2015, we had commitments to co-invest in the SSLP for our portion of the SSLP's commitments to fund delayed draw loans to portfolio companies of up to $32.6 million. As of December 31, 2015, the fair value of the SSLP Certificates held by us was $1.9 billion at fair value (including unrealized depreciation of $50.5 million), which represented approximately 21% of our total portfolio at fair value. As of December 31, 2015, the SSLP had 41 different underlying borrowers. For more information on the SSLP, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity—Senior Secured Loan Program."

Ivy Hill Asset Management, L.P.

        As of December 31, 2015, our portfolio company, IHAM, an SEC registered investment adviser, managed 15 vehicles and served as the sub-manager/sub-servicer for three other vehicles (such vehicles, the "IHAM Vehicles"). As of December 31, 2015, IHAM had assets under management of approximately $3.2 billion. As of December 31, 2015, the amortized cost and fair value of our investment in IHAM was $171.0 million and $235.5 million, respectively. In connection with IHAM's registration as a registered investment adviser, on March 30, 2012, we received exemptive relief from the SEC allowing us to, subject to certain conditions, own directly or indirectly up to 100% of IHAM's outstanding equity interests and make additional investments in IHAM. From time to time, IHAM or certain IHAM Vehicles may purchase investments from us or sell investments to us, in each case for a price equal to the fair market value of such investments determined at the time of such transactions. See Note 4 to our consolidated financial statements for the year ended December 31, 2015 for more information about IHAM.

Industry Composition

        We generally seek to invest in companies in the industries in which Ares' investment professionals have direct expertise. The following is a representative list of the industries in which we have invested:

  •
  Aerospace and Defense

  •
  Automotive Services

  •
  Business Services

  •
  Consumer Products

  •
  Containers and Packaging

  •
  Education

  •
  Environmental Services

  •
  Financial Services

  •
  Food and Beverage

  •
  Healthcare Services

  •
  Investment Funds and Vehicles

  •
  Manufacturing

  •
  Oil and Gas

  •
  Other Services

  •
  Power Generation

  •
  Restaurant and Food Services

  •
  Retail

  •
  Telecommunications

        However, we may invest in other industries if we are presented with attractive opportunities.

        The industrial and geographic compositions of our portfolio at fair value as of December 31, 2015 and 2014 were as follows:

	As of December 31,
	2015	2014
Industry
Investment Funds and Vehicles(1)	21.2%	23.3%
Healthcare Services	14.6	16.3
Other Services	9.0	8.8
Consumer Products	7.7	8.3
Power Generation	6.3	7.3
Manufacturing	6.0	3.3
Business Services	5.3	5.8
Financial Services	4.6	4.5
Education	4.6	5.0
Restaurants and Food Services	3.5	3.7
Oil and Gas	2.9	1.9
Containers and Packaging	2.8	2.8
Food and Beverage	2.5	—
Automotive Services	2.3	1.1
Commercial Real Estate Finance	1.1	1.2
Other	5.6	6.7

Total	100.0%	100.0%

(1)
Includes our investment in the SSLP, which had made first lien senior secured loans to 41 and 50 different borrowers as of December 31, 2015 and 2014, respectively. The portfolio companies in the SSLP are in industries similar to the companies in our portfolio.

	As of December 31,
	2015	2014
Geographic Region
West(1)	37.9%	46.2%
Midwest	23.8	18.1
Southeast	20.3	16.6
Mid Atlantic	13.7	15.4
Northeast	2.3	2.3
International	2.0	1.4

Total	100.0%	100.0%

(1)
Includes our investment in the SSLP, which represented 20.8% and 22.9% of the total investment portfolio at fair value as of December 31, 2015 and 2014, respectively.

        Since our IPO on October 8, 2004 through December 31, 2015, our exited investments resulted in an aggregate cash flow realized internal rate of return (as discussed in more detail in footnote 1 to the table below) to us of approximately 13% (based on original cash invested, net of syndications, of approximately $12.2 billion and total proceeds from such exited investments of approximately $14.9 billion). Approximately 70% of these exited investments resulted in an aggregate cash flow realized internal rate of return to us of 10% or greater.

        The aggregate cash flow realized internal rate of return, original cash invested, net of syndications, and total proceeds, in each case from exited investments, are listed below from our IPO on October 8, 2004 through the end of each period shown below.

	Exited Investments IPO through December 31,
(dollar amounts in millions)	2015	2014	2013	2012	2011	2010	2009	2008	2007	2006	2005	2004
Realized internal rate of return to Ares Capital(1)	13%	13%	13%	13%	14%	15%	14%	19%	21%	26%	41%	17%
Original cash invested, net of syndications	$12,170	$9,883	$7,717	$6,817	$4,638	$2,696	$1,220	$923	$684	$424	$119	$28
Total proceeds	$14,903	$12,121	$9,445	$8,264	$5,627	$3,256	$1,405	$1,104	$818	$511	$140	$32

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

        Additionally, since our IPO on October 8, 2004 through December 31, 2015, our realized gains exceeded our realized losses by approximately $479 million (excluding a one-time gain on the acquisition of Allied Capital Corporation ("Allied Capital") (the "Allied Acquisition") and realized gains/losses from the extinguishment of debt and other assets). For the same time period, our average annualized net realized gain rate was approximately 1.1% (excluding a one-time gain on the Allied Acquisition and realized gains/losses from the extinguishment of debt and from other assets). Net realized gain/loss rates for a particular period are the amount of net realized gains/losses during such period divided by the average quarterly investments at amortized cost in such period.

        Information included herein regarding internal rates of return, realized gains and losses and annualized net realized gain rates are historical results relating to our past performance and are not necessarily indicative of future results, the achievement of which cannot be assured.

INVESTMENT SELECTION

        Ares' investment philosophy was developed over 15 years ago and has remained consistent and relevant throughout a number of economic cycles. We are managed using a similar investment philosophy used by the investment professionals of Ares in respect of its other investment funds.

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

Selective Investment Process

        After an investment has been identified and preliminary diligence has been completed, a credit research and analysis report is prepared. This report is reviewed by the senior investment professional in charge of the potential investment. If such senior and other investment professionals are in favor of the potential investment, then it is first presented to an underwriting committee, which is comprised of certain senior members of the Ares Credit Group.

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

ACQUISITION OPPORTUNITIES

        We believe the recent volatility in the credit markets has increased the likelihood of further consolidation in our industry. To that end, we are evaluating (and expect to continue to evaluate in the future) a number of potential strategic opportunities, including acquisitions of:

  •
  asset portfolios;

  •
  other private and public finance companies, business development companies and asset managers; and

  •
  selected secondary market assets.

        We have been in, and from time to time may engage in, discussions with counterparties in respect of various potential strategic acquisition and investment transactions, including potential acquisitions of other finance companies, business development companies and asset managers. Some of these transactions could be material to our business and, if consummated, could be difficult to integrate, result in increased leverage or dilution and/or subject us to unexpected liabilities. However, none of these discussions has progressed to the point at which the consummation of any such transaction could be deemed to be probable or reasonably certain as of the date of this Annual Report. Consummation of any such transaction would be subject to completion of due diligence, finalization of key business and financial terms (including price) and negotiation of final definitive documentation as well as a number of other factors and conditions including, without limitation, the approval of our board of directors, any required third party consents and, in certain cases, the approval of our stockholders. We cannot predict how quickly the terms of any such transaction could be finalized, if at all. Accordingly, there can be no assurance that such transaction would be consummated. In connection with evaluating potential strategic acquisition and investment transactions, we have, and may in the future, incur significant expenses for the evaluation and due diligence investigation of these potential transactions.

ON-GOING RELATIONSHIPS WITH AND MONITORING OF PORTFOLIO COMPANIES

        We closely monitor each investment we make, maintain a regular dialogue with both the management team and other stakeholders and seek specifically tailored financial reporting. In addition, senior investment professionals may take board seats or obtain board observation rights in connection with our portfolio companies. As of December 31, 2015, of our 218 portfolio companies, we were entitled to board seats or board observation rights on 37% of these companies and these companies represented approximately 63% of our portfolio at fair value.

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

        As of December 31, 2015, the weighted average grade of our portfolio at fair value was 3.0. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity."

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

        We believe that the relationships of the members of our investment adviser's investment committee and of the partners of Ares enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we seek to invest. We believe that Ares' professionals' deep and long-standing direct sponsor relationships and the resulting proprietary transaction opportunities that these relationships often present, provide valuable insight and access to transactions and information. We use the industry information of Ares' investment professionals to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies.

STAFFING

        We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees or affiliates of our investment adviser, Ares Capital Management, and our administrator, Ares Operations, each of which is a subsidiary of Ares Management, pursuant to the terms of our investment advisory and management agreement and our administration agreement, respectively, each as described below. Each of our executive officers is an employee or affiliate of our investment adviser or our administrator. Our day-to-day investment activities are managed by our investment adviser. Most of the services necessary for the origination of our investment portfolio are provided by investment professionals employed by Ares Capital Management. Ares Capital Management had approximately 80 U.S.-based investment professionals as of December 31, 2015 who focus on origination, transaction development, investment and the ongoing monitoring of our investments. See "—Investment Advisory and Management Agreement" below. We reimburse both our investment adviser and our administrator for a certain portion of expenses incurred in connection with such staffing, as described in more detail below. Because we have no employees, Ares Capital does not have a formal employee relations policy.

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

Income Based Fee

        The income based fee is calculated and payable quarterly in arrears based on our net investment income excluding income based fees and capital gains incentive fees ("pre-incentive fee net investment income") for the quarter. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the administration agreement, and any interest expense and dividends paid on any outstanding preferred stock, but excluding the income based fee and capital gains incentive fee accrued under U.S. generally accepted accounting principles ("GAAP")). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities, accrued income that we have not yet received in cash. Our investment adviser is not under any obligation to reimburse us for any part of the income based fees it received that were based on accrued interest that we never actually received. See "Risk Factors—Risks Relating to Our Business—There are significant potential conflicts of interest that could impact our investment returns" and "Risk Factors—Risks Relating to Our Business—We may be obligated to pay our investment adviser certain fees even if we incur a loss."

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

        Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness and before taking into account any income based fees and capital gains incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed "hurdle rate" of 1.75% per quarter. If market credit spreads rise, we may be able to invest in debt instruments that provide for a higher return, which may increase our pre-incentive fee net investment income and make it easier for our investment adviser to surpass the fixed hurdle rate and receive an income based fee based on such net investment income. To the extent we have retained pre-incentive fee net investment income that has been used to calculate the income based fee, it is also included in the amount of our total assets (other than cash and cash equivalents but including assets purchased with borrowed funds) used to calculate the 1.5% base management fee.

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

Capital Gains Incentive Fee

        The capital gains incentive fee is determined and payable in arrears as of the end of each calendar year (or, upon termination of our investment advisory and management agreement, as of the termination date) and is calculated at the end of each applicable year by subtracting (a) the sum of our cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (b) our cumulative aggregate realized capital gains, in each case calculated from October 8, 2004, (the date we completed our IPO). Realized capital gains and losses include gains and losses on investments and foreign currencies, gains and losses on extinguishment of debt and other assets, as well as any income tax expense related to realized gains and losses. If such amount is positive at the end of such year, then the capital gains incentive fee for such year is equal to 20% of such amount, less the aggregate amount of capital gains incentive fees paid in all prior years. If such amount is negative, then there is no capital gains incentive fee for such year.

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

Payment of Our Expenses

        The services of all investment professionals and staff of our investment adviser, when and to the extent engaged in providing investment advisory and management services to us and routine overhead expenses of such personnel allocable to such services, are provided and paid for by our investment adviser. We bear all other costs and expenses of our operations and transactions, including, but not limited to, those relating to: rent; organization; calculation of our net asset value (including, but not limited to, the cost and expenses of any independent valuation firm); expenses incurred by our investment adviser payable to third parties, including agents, consultants or other advisers, in monitoring our financial and legal affairs and in monitoring our investments (including the cost of consultants hired to develop information technology systems designed to monitor our investments) and performing due diligence on our prospective portfolio companies; interest payable on indebtedness, if any, incurred to finance our investments (including payments to third party vendors for financial information services); offerings of our common stock and other securities; investment advisory and management fees; administration fees; fees payable to third parties, including agents, consultants or other advisers, relating to, or associated with, evaluating and making investments regardless of whether such transactions are ultimately consummated; transfer agent and custodial fees; registration fees; listing fees; taxes; independent directors' fees and expenses; costs of preparing and filing reports or other documents with the SEC; the costs of any reports, proxy statements or other notices to stockholders, including printing costs; to the extent we are covered by any joint insurance policies, our allocable portion of the insurance premiums for such policies; direct costs and expenses of administration, including auditor and legal costs; and all other expenses incurred by us or our administrator in connection with administering our business as described in more detail under "—Administration Agreement" below.

Duration, Termination and Amendment

        At an in-person meeting of our board of directors on March 16, 2011, the form of our current investment advisory and management agreement, including two proposed amendments to our then existing investment advisory and management agreement, was approved by our board of directors with the recommendation that our stockholders vote to approve the proposed amendments. On June 6, 2011, our stockholders approved the proposed amendments and we entered into a restated investment advisory and management agreement, reflecting such amendments on June 6, 2011. At an in-person meeting of our board of directors on April 29, 2015, our board of directors, including a majority of the directors who are not "interested persons" of the Company as defined in the Investment Company Act, voted to approve the continuation of the investment advisory and management agreement to June 6, 2016. A discussion regarding the basis for our board of directors' approval of the 2011 adoption of the form of our current investment advisory and management agreement is available in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

  (iii)
  the costs of the services to be provided by our investment adviser (including the base management fee, the income based fee and the capital gains incentive fee (including hurdle rates) and expense ratios) and comparative data based on publicly available information;

  (iv)
  the limited potential for economies of scale in investment management associated with a larger capital base for investments in first and second lien senior loans and mezzanine debt and whether such limited economies of scale would benefit our stockholders;

  (v)
  our investment adviser's estimated pro forma profitability with respect to managing us based on financial information provided by our investment adviser;

  (vi)
  the limited potential for additional benefits to be derived by our investment adviser and its affiliates as a result of our relationship with our investment adviser, including soft dollar arrangements; and

  (vii)
  various other matters, including the alignment of interests of our stockholders.

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

  •
  Investment Performance.  Our board of directors reviewed the long-term and short-term investment performance of the Company and our investment adviser, as well as comparative data with respect to the long-term and short-term investment performance of other externally managed BDCs and their investment advisers. Our board of directors determined that our investment adviser was delivering results consistent with the investment objective of the Company and that the Company's investment performance was generally above average when compared to comparable BDCs. Our board of directors further determined that in light of the performance history of the Company, our investment adviser's extensive experience with our particular investment objectives and policies and our investment adviser's commitment to the Company, the investment performance of the Company was likely to remain consistent with the approval of the continuation of the investment advisory and management agreement.

  •
  Costs of the Services Provided to the Company.  Our board of directors considered (i) comparative data based on publicly available information with respect to services rendered and the advisory fees (including the base management fee, the income based fee and the capital gains incentive fee or similar fees (including applicable hurdle rates and/or other payment conditions)) of other BDCs with similar investment objectives, our operating expenses and expense ratios compared to other BDCs of similar size and with similar investment objectives and (ii) the administrative services that our administrator will provide to us at cost. Based upon its review, our board of directors determined that the fees to be paid under the investment advisory and management agreement are generally equal to or less than those payable under agreements of comparable BDCs described in the available market data. In addition, after a detailed discussion with management and examining market data and information prepared by management, our board of directors determined that while our total expenses (adjusted for certain non-recurring items and including interest expense and credit facility fees) as a percentage of assets for the year ended December 31, 2014 were slightly above average as compared to those disclosed in market data by comparable externally managed BDCs, our total expenses (adjusted for certain non-recurring items and excluding interest expense and credit facility fees) as a percentage of assets for the year ended December 31, 2014 were similar to or lower than those disclosed by comparable externally managed BDCs. Our board of directors noted that the slightly above average total expenses as a percentage of assets were attributable to increased interest expense as a result of our strategy of decreasing our balance sheet risk by extending debt maturities and refinancing short-term borrowings under floating rate secured debt with long-term fixed rate unsecured debt. Our board of directors further noted that many of our BDC competitors have been unable to access such unsecured debt. Our board of directors also noted that the terms of the investment advisory and management agreement provide that the Company will defer cash payment of any income based fee and capital gains incentive fee otherwise earned by our investment adviser if during the most recent four full calendar quarter period ending on or prior to the date such payment is to be made the sum of

    (a) the aggregate distributions to the stockholders and (b) the change in net assets (before taking into account any income based fees or capital gains incentive fees accrued during the period) is less than 7.0% of net assets at the beginning of such period, to be carried over for payment in a subsequent calculation period (compared to a number of the Company's competitors that did not have similar deferral of payment conditions).

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

  •
  Estimated Pro Forma Profitability of the Investment Adviser.  Our board of directors considered information about our investment adviser's budget and determined that, based on the information available to our board of directors, our investment adviser's estimated pro forma profitability with respect to managing the Company was generally equal to or less than the profitability of investment advisers managing comparable BDCs though not much market data was available for such advisers and relying, in particular, on the fact that the management fee payable to our investment adviser is 1.50% (compared to 1.75% or 2.00% for a number of the Company's competitors) and is not paid on cash or cash equivalents held by the Company (unlike several of the Company's competitors).

  •
  Limited Potential for Additional Benefits Derived by the Investment Adviser.  Our board of directors believed that there was limited potential for additional benefits, such as soft dollar arrangements with brokers, to be derived by our investment adviser and its affiliates as a result of our relationship with our investment adviser.

  •
  Other Matters Considered.  Our board of directors considered the interests of senior management and determined that the judgment and performance of our senior management were not impaired by those interests.

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

ADMINISTRATION AGREEMENT

        We are also party to an administration agreement, referred to herein as the "administration agreement", with our administrator, Ares Operations. Our board of directors approved the continuation of our administration agreement on April 29, 2015, which extended the term of the agreement until June 1, 2016. Pursuant to the administration agreement, Ares Operations furnishes us with office equipment and clerical, bookkeeping and record keeping services at our office facilities. Under the administration agreement, Ares Operations also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, investor relations and technology, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Ares Operations assists us in determining and publishing our net asset value, assists us in providing managerial assistance to our portfolio companies, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the administration agreement are equal to an amount based upon our allocable portion of Ares Operations' overhead and other expenses (including travel expenses) incurred by Ares Operations in performing its obligations under the administration agreement, including our allocable portion of the compensation of certain of our officers (including our chief compliance officer, chief financial officer, chief accounting officer, general counsel, treasurer and assistant treasurer) and their respective staffs. The administration agreement may be terminated by either party without penalty upon 60 days' written notice to the other party.

        For the years ended December 31, 2015, 2014 and 2013, the Company incurred $14.2 million, $13.7 million and $12.3 million in administrative fees. As of December 31, 2015 and 2014, $3.7 million and $4.0 million of these fees were unpaid and included in "accounts payable and other liabilities" in the Company's December 31, 2015 and 2014 consolidated balance sheets, respectively.

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

LEVERAGE

        We may from time to time borrow funds to make investments, a practice known as "leverage," to attempt to increase returns to our stockholders. With certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as calculated in accordance with the Investment Company Act, equals at least 200% after such borrowing. The amount of leverage that we employ at any particular time will depend on our investment adviser's and our board of directors' assessments of market and other factors at the time of any proposed borrowing. As of February 18, 2016, we had $3.9 billion of total principal debt outstanding under the various debt instruments described below. See "Risk Factors—Risks Relating to Our Business—We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing with us."

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

        We are party to a revolving credit facility, which allows us to borrow up to $1.29 billion at any one time outstanding (the "Revolving Credit Facility"). The Revolving Credit Facility also includes an "accordion" feature that allows us, under certain circumstances, to increase the size of the facility to a maximum of $1.9 billion. The Revolving Credit Facility provides for a revolving period until May 4, 2019 and a stated maturity of May 4, 2020. Subject to certain exceptions, the interest rate charged on the Revolving Credit Facility is based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over an "alternative base rate" (as defined in the agreements governing the Revolving Credit Facility), in each case, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility.

        Our consolidated subsidiary, Ares Capital CP Funding LLC ("Ares Capital CP"), is party to a revolving funding facility, which allows us to borrow up to $540 million at any one time outstanding (the "Revolving Funding Facility"). The Revolving Funding Facility provides for a feature that allows, under certain circumstances, for an increase in the size of the facility to a maximum of $865 million. The Revolving Funding Facility provides for a reinvestment period until May 14, 2017 and a stated maturity of May 14, 2019. Subject to certain exceptions, the interest rate charged on the Revolving Funding Facility is based on applicable spreads ranging from 2.25% to 2.50% over LIBOR or ranging from 1.25% to 1.50% over a "base rate" (as defined in the agreements governing the Revolving Funding Facility) in each case, determined monthly based on the composition of the borrowing base relative to outstanding borrowings under the Revolving Funding Facility.

        Our consolidated subsidiary, Ares Capital JB Funding LLC ("ACJB LLC") is party to a revolving funding facility with Sumitomo Mitsui Banking Corporation ("SMBC"), which allows us to borrow up to $400 million at any one time outstanding (the "SMBC Funding Facility" and together with the Revolving Credit Facility and the Revolving Funding Facility, the "Facilities"). The SMBC Funding

Facility provides for a reinvestment period until September 14, 2017 and a stated maturity of September 14, 2022. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement. Subject to certain exceptions, the interest rate charged on the SMBC Funding Facility is based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over a "base rate" (as defined in the agreements governing the SMBC Funding Facility), in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility.

        Our consolidated subsidiary, Ares Venture Finance, L.P. ("AVF LP") received a license from the Small Business Administration ("SBA") to operate as a Small Business Investment Company ("SBIC"), which allows us to borrow up to $150 million at any one time outstanding (the "SBA Debentures"). The SBA Debentures are non-recourse to us, have interest payable semi-annually, have a 10-year maturity and may be prepaid at any time without penalty. The interest rate for the SBA Debentures is fixed at the time the SBA Debentures and other applicable SBA-guaranteed debentures can be pooled and sold to the public and is based on a spread over U.S. treasury notes with 10-year maturities. The pooling of newly issued SBA Debentures occurs twice per year. The spread includes an annual charge as determined by the SBA as well as a market-driven component. As of December 31, 2015, the weighted average interest rate in effect for the SBA Debenture was 3.19%.

        As of February 18, 2016, we had approximately $1.0 billion aggregate principal amount of convertible senior unsecured notes outstanding comprised of $230.0 million aggregate principal amount of convertible senior unsecured notes that mature on June 1, 2016 and bear interest at a rate of 5.125% (the "June 2016 Convertible Notes"), $162.5 million aggregate principal amount of convertible senior unsecured notes that mature on March 15, 2017 and bear interest at rate of 4.875% (the "2017 Convertible Notes"), $270.0 million aggregate principal amount of convertible senior unsecured notes that mature on January 15, 2018 and bear interest at a rate of 4.75% (the "2018 Convertible Notes"), and $300.0 million aggregate principal amount of convertible senior unsecured notes that mature on January 15, 2019 and bear interest at a rate of 4.375% (the "2019 Convertible Notes", and together with the June 2016 Convertible Notes, the 2017 Convertible Notes and the 2018 Convertible Notes, the "Convertible Unsecured Notes").

        As of February 18, 2016, we had approximately $1.8 billion aggregate principal amount of senior unsecured notes outstanding comprised of $750.0 million aggregate principal amount of senior unsecured notes that mature on November 30, 2018 and bear interest at a rate of 4.875% (the "2018 Notes"), $600.0 million aggregate principal amount of senior unsecured notes that mature on January 15, 2020 and bear interest at a rate of 3.875% (the "2020 Notes"), $182.5 million aggregate principal amount of senior unsecured notes that mature on October 1, 2022 and bear interest at a rate of 5.875% (the "October 2022 Notes") and $229.6 million aggregate principal amount of senior unsecured notes that mature on April 15, 2047 and bear interest at a rate of 6.875% (the "2047 Notes" and together with the 2018 Notes, the 2020 Notes and the October 2022 Notes, the "Unsecured Notes"). The October 2022 Notes and the 2047 Notes are listed on The New York Stock Exchange.

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

SBA REGULATION

        In April 2015, our wholly owned subsidiary, AVF LP, received a license from the SBA to operate as a SBIC under the provisions of Section 301(c) of the Small Business Investment Act of 1958, as amended. The SBA places certain limitations on the financing of investments by SBICs in portfolio companies, including regulating the types of financings, restricting investments to only include small businesses with certain characteristics or in certain industries, and requiring capitalization thresholds that may limit distributions to the Company. AVF LP will invest in small businesses, as such term is defined in the SBA regulations, in accordance with SBA regulations and expects that such investments will primarily be in early-stage and/or venture capital-backed companies.

        The license from the SBA allows AVF LP to obtain leverage by issuing SBA-guaranteed debentures (the "SBA Debentures"), subject to the issuance of a capital commitment by the SBA and other customary procedures. The SBA Debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt. Leverage through the SBA Debentures is subject to required capitalization thresholds. Current SBA regulations limit the amount that any SBIC may borrow to $150 million. Debentures guaranteed by the SBA have a maturity of ten years, require semi-annual payments of interest and do not require any principal payments prior to maturity. AVF LP is subject to regulation and oversight by the SBA, including requirements with respect to reporting financial information, such as the extent of capital impairment if applicable, on a regular basis and annual examinations conducted by the SBA. The SBA, as a creditor, will have a superior claim to AVF LP's assets over the Company's stockholders in the event AVF LP is liquidated or the SBA exercises its remedies under the SBA Debentures issued by AVF LP upon an event of default.

        SBICs are designed to stimulate the flow of private investor capital to eligible small businesses as defined by the SBA. Under SBA regulations, SBICs may make loans to eligible small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. Under present SBA regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $19.5 million for the most recent fiscal year and have average annual net income after U.S. federal income taxes not exceeding $6.5 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must invest 25% of its investment capital in "smaller enterprises," as defined by the SBA. The definition of a smaller enterprise generally includes businesses that have a tangible net worth not exceeding $6.0 million for the most recent fiscal year and have average annual net income after U.S. federal income taxes not exceeding $2.0 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility for designation as an eligible small business or smaller enterprise, which criteria depend on the primary industry in which the business is engaged and is based on such factors as the number of employees and gross revenue. However, once an SBIC has invested in an eligible small business, it may continue to make follow on investments in the company, regardless of the size of the company at the time of the follow on investment.

        The SBA prohibits an SBIC from providing funds to small businesses with certain characteristics, such as businesses with the majority of their employees located outside the U.S., or from investing in project finance, real estate, farmland, financial intermediaries or "passive" (i.e., non-operating) businesses. Without prior SBA approval, an SBIC may not invest an amount equal to more than approximately 30% of the SBIC's regulatory capital in any one company and its affiliates.

        The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies (such as limiting the permissible interest rate on debt securities held by an SBIC in a portfolio company). An SBIC may exercise control over a small business for a period of up to seven years from the date on which the SBIC initially acquires its control position. This control period may be extended for an additional period of time with the SBA's prior written approval.

        The SBA restricts the ability of an SBIC to lend money to any of its officers, directors and employees or to invest in associates thereof. The SBA also prohibits, without prior SBA approval, a "change of control" of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of capital stock of a licensed SBIC. A "change of control" is any event which would result in the transfer of the power, direct or indirect, to direct the management and policies of an SBIC, whether through ownership, contractual arrangements or otherwise.

        The SBA regulations require, among other things, an annual periodic examination of a licensed SBIC by an SBA examiner to determine the SBIC's compliance with the relevant SBA regulations, and the performance of a financial audit by an independent auditor.

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

RISKS RELATING TO OUR BUSINESS

The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business and operations.

        From time to time, capital markets may experience periods of disruption and instability. For example, between 2008 and 2009, the global capital markets were unstable as evidenced by periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have largely recovered from the events of 2008 and 2009, there have been continuing periods of volatility, some lasting longer than others. For example, in the latter half of 2015 and continuing through the date of this Annual Report, economic uncertainty and market volatility in China and geopolitical unrest in the Middle East, combined with continued volatility of oil prices, among other factors, have caused disruption in the capital markets, including the markets in which we participate. There can be no assurance these market conditions will not continue or worsen in the future.

        Equity capital may be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. We generally seek approval from our stockholders so that we have the flexibility to issue up to 25% of our then outstanding shares of our common stock at a price below net asset value. Pursuant to approval granted at a special meeting of stockholders held on April 29, 2015, we currently are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on April 29, 2016.

        Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. The reappearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.

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

Uncertainty about the financial stability of the United States, China and several countries in the European Union (EU) could have a significant adverse effect on our business, financial condition and results of operations.

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

        In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. While the financial stability of many of such countries has improved significantly, risks resulting from any future debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions. In July and August 2015, Greece reached agreements with its international creditors for bailouts that provide aid in exchange for austerity terms that had previously been rejected by Greek voters. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

        In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In addition, in August 2015, Chinese authorities sharply devalued China's currency. Since then, the Chinese capital markets have continued to experience periods of instability. These market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations.

        In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve's holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is unclear what effect, if any, the conclusion of the Federal Reserve's bond-buying program will have on the value of our investments. Additionally, in December 2015, the Federal Reserve, raised the federal funds rate. These developments, along with the United States government's credit and deficit concerns, the European sovereign debt crisis and the economic slowdown in China, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

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

        We depend on the diligence, skill and network of business contacts of certain key personnel of the Ares Credit Group. We also depend, to a significant extent, on access to the investment professionals of other groups within Ares and the information and deal flow generated by Ares' investment professionals in the course of their investment and portfolio management activities. Our future success depends on the continued service of certain key personnel of the Ares Credit Group. The departure of any of these individuals, or of a significant number of the investment professionals or partners of Ares, could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure you that Ares Capital Management will remain our investment adviser or that we will continue to have access to Ares' investment professionals or its information and deal flow. Further, there can be no assurance that Ares Capital will replicate its own or Ares' historical success, and we caution you that our investment returns could be substantially lower than the returns achieved by other Ares-managed funds.

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

        We will need to periodically access the capital markets to raise cash to fund new investments in excess of our repayments, and we may also need to access the capital markets to refinance existing debt obligations to the extent such maturing obligations are not repaid with cash flows from operations. We have elected to be treated as a RIC and operate in a manner so as to qualify for the U.S. federal income tax treatment applicable to RICs. Among other things, in order to maintain our RIC status, we must distribute to our stockholders on a timely basis generally an amount equal to at least 90% of our investment company taxable income, and, as a result, such distributions will not be available to fund investment originations or repay maturing debt. We must continue to borrow from financial institutions and issue additional securities to fund our growth. Unfavorable economic or capital market conditions may increase our funding costs or limit our access to the capital markets, or could result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets may limit our ability to refinance our existing debt obligations as they become due and/or to fully execute our business strategy and could limit our ability to grow or cause us to have to shrink the size of our business, which could decrease our earnings, if any.

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

        We may issue senior securities or borrow money from banks or other financial institutions, up to the maximum amount permitted by the Investment Company Act. Under the provisions of the Investment Company Act, we are permitted, as a BDC, to incur indebtedness or issue senior securities only in amounts such that our asset coverage, as calculated pursuant to the Investment Company Act, equals at least 200% after each such incurrence or issuance. If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from paying dividends and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing shares of our common stock. In addition, our inability to satisfy this test could cause an event of default under our existing indebtedness. If we cannot satisfy this test, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous and, depending on the nature of our leverage, repay a portion of our indebtedness. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2015, our asset coverage calculated in accordance with the Investment Company Act was 222%. Also, to generate cash for funding new investments, we may in the future seek to issue additional debt or to securitize certain of our loans. The Investment Company Act may impose restrictions on the structure of any such securitization.

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

        Pursuant to approval granted at a special meeting of stockholders held on April 29, 2015, we currently are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on April 29, 2016.

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

        As of December 31, 2015, we had approximately $875.0 million of outstanding borrowings under the Facilities, approximately $22.0 million in aggregate principal amount outstanding of the SBA Debentures, approximately $1,537.5 million in aggregate principal amount outstanding of the Convertible Unsecured Notes and approximately $1,762.1 million in aggregate principal amount outstanding of the Unsecured Notes. In order for us to cover our annual interest payments on our outstanding indebtedness at December 31, 2015, we must achieve annual returns on our December 31, 2015 total assets of at least 2.1%. The weighted average stated interest rate charged on our principal amount of outstanding indebtedness as of December 31, 2015 was 4.4%. We intend to continue borrowing under the Facilities in the future and we may increase the size of the Facilities or issue additional debt securities or other evidences of indebtedness (although there can be no assurance that we will be successful in doing so). For more information on our indebtedness, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources." Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our investment adviser's and our board of directors' assessments of market and other factors at the time of any proposed borrowing.

        The Facilities, the SBA Debentures, the Convertible Unsecured Notes and the Unsecured Notes impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC. A failure to renew the Facilities or to add new or replacement debt facilities or to issue additional debt securities or other evidences of indebtedness could have a material adverse effect on our business, financial condition and results of operations.

        The following table illustrates the effect on return to a holder of our common stock of the leverage created by our use of borrowing at the weighted average stated interest rate of 4.4% as of December 31, 2015, together with (a) our total value of net assets as of December 31, 2015; (b) approximately $4,196.6 million in aggregate principal amount of indebtedness outstanding as of December 31, 2015 and (c) hypothetical annual returns on our portfolio of minus 15% to plus 15%.

Assumed Return on Portfolio (Net of Expenses)(1)	–15%	–10%	–5%	—%	5%	10%	15%
Corresponding Return to Common Stockholders(2)	–31%	–22%	–13%	–4%	5%	15%	24%

(1)
The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2015. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2015.

(2)
In order to compute the "Corresponding Return to Common Stockholders," the "Assumed Return on Portfolio" is multiplied by the total value of our assets at December 31, 2015 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 4.4% by the approximately $4,196.6 million of principal debt outstanding) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of December 31, 2015 to determine the "Corresponding Return to Common Stockholders."

In addition to regulatory requirements that restrict our ability to raise capital, the Facilities, the Convertible Unsecured Notes, the Unsecured Notes and the SBA Debentures contain various covenants that, if not complied with, could accelerate repayment under the Facilities, the Convertible Unsecured Notes, the Unsecured Notes and SBA Debentures, thereby materially and adversely affecting our liquidity, financial condition and results of operations.

        The agreements governing the Facilities, the Convertible Unsecured Notes, the Unsecured Notes and the SBA Debentures require us to comply with certain financial and operational covenants. These covenants may include, among other things:

  •
  restrictions on the level of indebtedness that we are permitted to incur in relation to the value of our assets;

  •
  restrictions on our ability to incur liens; and

  •
  maintenance of a minimum level of stockholders' equity.

        As of the date of this Annual Report, we are in compliance in all material respects with the covenants of the Facilities, the Convertible Unsecured Notes, the Unsecured Notes and the SBA Debentures. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. For example, depending on the condition of the public debt and equity markets and pricing levels, unrealized depreciation in our portfolio may increase in the future. Any such increase could result in our inability to comply with our obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of stockholders' equity.

        Accordingly, although we believe we will continue to be in compliance, there are no assurances that we will continue to comply with the covenants in the Facilities, the Convertible Unsecured Notes, the Unsecured Notes and the SBA Debentures. Failure to comply with these covenants could result in a default under the Facilities, the Convertible Unsecured Notes, the Unsecured Notes or the SBA Debentures that, if we were unable to obtain a waiver from the lenders or holders of such indebtedness, as applicable, such lenders or holders could accelerate repayment under such indebtedness and thereby have a material adverse impact on our business, financial condition and results of operations.

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

        To maintain our RIC status, we must timely distribute an amount equal to at least 90% of our investment company taxable income (as defined by the Code, which generally includes net ordinary income and net short term capital gains) to our stockholders (the "Annual Distribution Requirement"). We have the ability to pay a large portion of our dividends in shares of our stock, and as long as a portion of such dividend is paid in cash and other requirements are met, such stock dividends will be taxable as a dividend for U.S. federal income tax purposes. This may result in our U.S. stockholders having to pay tax on such dividends, even if no cash is received, and may result in our non-U.S.

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

        Our investment portfolio includes our investment in the SSLP, which as of December 31, 2015, represented approximately 21% of our total portfolio at fair value. In addition, for the year ended December 31, 2015, approximately 32% of our total investment income was earned from our investment in the SSLP. The income earned from the SSLP is derived from the interest and fee income earned by the SSLP from its investments in first lien senior secured loans of middle market companies. We provide capital to the SSLP in the form of SSLP Certificates, which had a 12.3% yield at fair value as of December 31, 2015 and are junior in right of payment to the senior notes held by GE in the SSLP. For more information on the SSLP, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity—Senior Secured Loan Program." Our return on and repayment of our investment in the SSLP Certificates depends on the performance of the loans in the SSLP's portfolio in the aggregate. Accordingly, any material degradation in the performance of the loans in the SSLP's portfolio in the aggregate would have a negative effect on the yield on our SSLP Certificates and could ultimately result in the loss of some or all of our investment in the SSLP Certificates.

        As discussed in this Annual Report, GE sold its U.S. Sponsor Finance business, through which GE had participated with us in the SSLP, to CPPIB. While GECC has announced its intention to continue to operate the SSLP and to provide us and CPPIB the opportunity to work together on the SSLP on a go-forward basis, it has also stated that if a mutual agreement between us and CPPIB to partner on the SSLP is not reached, it intends to retain its interest in the SSLP and the SSLP would be wound down in an orderly manner. We notified the SSLP on June 9, 2015 of our election to terminate, effective 90 days thereafter, our obligation to present senior secured lending investment opportunities to the

SSLP prior to pursuing such opportunities for ourself. We do not anticipate that we will make any investments in the SSLP related to new portfolio companies. On August 24, 2015, we were advised that GECC, as the holder of the senior notes of the SSLP (the "Senior Notes"), directed State Street Bank and Trust Company, as trustee of the Senior Notes and the SSLP Certificates, pursuant to the terms of the indenture governing the Senior Notes and the SSLP Certificates, to apply all principal proceeds received by the SSLP from its investments to the repayment of the outstanding principal amount of the Senior Notes until paid in full (prior to the distribution of any such principal proceeds to the holders of the SSLP Certificates, which includes us). GECC had previously elected to waive its right to receive priority repayments on the Senior Notes from principal proceeds in most circumstances. As a result of these events, we expect that the aggregate SSLP portfolio will decline over time as loans in the program are repaid or exited, and as a result the portion of our earnings attributable to our investment in the SSLP will decline over time as well.

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

        Our stockholders may have conflicting investment, tax and other objectives with respect to their investments in us. The conflicting interests of individual stockholders may relate to or arise from, among other things, the nature of our investments, the structure or the acquisition of our investments and the timing of dispositions of our investments. As a consequence, conflicts of interest may arise in connection with decisions made by our investment adviser, including with respect to the nature or structuring of our investments, that may be more beneficial for one stockholder than for another stockholder, especially with respect to stockholders' individual tax situations. In selecting and structuring investments appropriate for us, our investment adviser will consider the investment and tax objectives of the Company and our stockholders, as a whole, not the investment, tax or other objectives of any stockholder individually.

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

Ineffective internal controls could impact our business and operating results.

        Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.

Changes in laws or regulations governing our operations or the operations of our portfolio companies or our SBIC subsidiary, changes in the interpretation thereof or newly enacted laws or regulations, such as the Dodd-Frank Act, and any failure by us or our portfolio companies to comply with these laws or regulations, could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

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

Our SBIC subsidiary is subject to SBA regulations.

        Our wholly owned subsidiary, AVF LP, is a licensed SBIC and is regulated by the SBA. As of December 31, 2015, AVF LP held approximately $72.4 million in assets and accounted for approximately 0.8% of our total assets. AVF LP obtains leverage by issuing the SBA Debentures. As of December 31, 2015, AVF LP had approximately $22.0 million in aggregate principal amount of the SBA Debentures outstanding.

        If AVF LP fails to comply with applicable regulations, the SBA could, depending on the severity of the violation, limit or prohibit AVF LP's use of SBA Debentures, declare outstanding SBA Debentures immediately due and payable, and/or limit AVF LP from making new investments. In addition, the SBA could revoke or suspend AVF LP's license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the Small Business Investment Act or any rule or regulation promulgated thereunder. AVF LP's status as an SBIC does not automatically assure that it will receive SBA Debenture funding. Receipt of SBA leverage funding is dependent upon whether AVF LP is and continues to be in compliance with SBA regulations and policies and whether funding is available. The amount of SBA leverage funding available to SBICs is dependent upon annual Congressional authorizations and in the future may be subject to annual Congressional appropriations. There can be no assurance that there will be sufficient debenture funding available at the times desired by AVF LP. For more information on SBA Debentures or the SBA regulations to which AVF LP is subject, see "Regulation—SBA Regulation."

        We have elected to be treated as a RIC and operate in a manner so as to qualify for the U.S. federal income tax treatment applicable to RICs. Among other things, in order to maintain our RIC status, we must distribute to our stockholders on a timely basis generally an amount equal to at least 90% of our investment company taxable income, which includes taxable income from AVF LP. AVF LP may be limited by SBA regulations from making certain distributions to us that may be necessary to timely make distributions to stockholders and to maintain our status as a RIC. Compliance with the SBA regulations may cause us to fail to qualify as a RIC and consequently result in the imposition of additional corporate-level income taxes on us. Noncompliance with the SBA regulations may result in adverse consequences for AVF LP as described above.

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

  •
  there is generally little public information about these companies. These companies and their financial information are not subject to the Exchange Act (as defined below) and other regulations that govern public companies, and we may be unable to uncover all material information about these companies, which may prevent us from making a fully informed investment decision and cause us to lose money on our investments;

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

RISKS RELATING TO OUR COMMON STOCK AND PUBLICLY TRADED NOTES

Our shares of common stock are currently trading at a discount from net asset value and may continue to do so in the future, which could limit our ability to raise additional equity capital.

        Shares of closed-end investment companies frequently trade at a market price that is less than the net asset value that is attributable to those shares. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. It is not possible to accurately predict whether any shares of our common stock will trade at, above, or below net asset value. BDCs as an industry, including the Company, have been trading below net asset value as a result of recent stock market volatility. See "Risk Factors—Risks Relating to Our Business—The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business and operations." When our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors. Pursuant to approval granted at a special meeting of stockholders held on April 29, 2015, we currently are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on April 29, 2016.

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

        In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. Certain of the Facilities may also limit our ability to declare dividends if we default under certain provisions. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution. See "Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities—Dividend/Distribution Policy."

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

        The capital and credit markets have experienced periods of volatility and disruption over the past several years. The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

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

  •
  concerns regarding volatility in the Chinese stock market and Chinese currency;

  •
  concerns regarding continued volatility of oil prices;

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

The net asset value per share of our common stock may be diluted if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or securities to subscribe for or convertible into shares of our common stock.

        At a special meeting of stockholders held on April 29, 2015, subject to certain determinations required to be made by our board of directors, our stockholders approved our ability to sell or otherwise issue shares of our common stock, in an amount not exceeding 25% of our then outstanding common stock, at a price below the then current net asset value per share during a period that began on April 29, 2015 and expires on April 29, 2016.

        In addition, at our 2009 annual stockholders meeting, our stockholders approved a proposal authorizing us to sell or otherwise issue warrants or securities to subscribe for or convertible into shares of our common stock subject to certain limitations (including, without limitation, that the number of shares issuable does not exceed 25% of our then outstanding common stock and that the exercise or conversion price thereof is not, at the date of issuance, less than the greater of the market value per share and the net asset value per share of our common stock). The authorization granted to sell or issue warrants or securities to subscribe for or convertible into shares of our common stock has no expiration.

        Any decision to sell shares of our common stock below its then current net asset value per share or securities to subscribe for or convertible into shares of our common stock would be subject to the determination by our board of directors that such issuance is in our and our stockholders' best interests.

        If we were to sell shares of our common stock below its then current net asset value per share, such sales would result in an immediate dilution to the net asset value per share of our common stock. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share of our common stock and a proportionately greater decrease in the stockholders' interest in our earnings and assets and their voting interest in us than the increase in our assets resulting from such issuance. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted.

        In addition, if we issue warrants or securities to subscribe for or convertible into shares of our common stock, subject to certain limitations, the exercise or conversion price per share could be less than net asset value per share at the time of exercise or conversion (including through the operation of anti-dilution protections). Because we would incur expenses in connection with any issuance of such securities, such issuance could result in a dilution of the net asset value per share at the time of exercise or conversion. This dilution would include reduction in net asset value per share as a result of the proportionately greater decrease in the stockholders' interest in our earnings and assets and their voting interest than the increase in our assets resulting from such issuance.

        Further, if current stockholders of the Company do not purchase any shares to maintain their percentage interest, regardless of whether such offering is above or below the then current net asset value per share, their voting power will be diluted.

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

        The June 2016 Convertible Notes are currently convertible into shares of our common stock. The 2017 Convertible Notes are convertible into shares of our common stock beginning on September 15, 2016 or, under certain circumstances, earlier. The 2018 Convertible Notes are convertible into shares of our common stock beginning on July 15, 2017 or, under certain circumstances, earlier. The 2019 Convertible Notes are convertible into shares of our common stock beginning on July 15, 2018 or, under certain circumstances, earlier. To the extent the June 2016 Convertible Unsecured Notes are converted, we have selected to settle with a combination of cash and shares of our common stock. Upon conversion of the other Convertible Unsecured Notes, we have the choice to pay or deliver, as the case may be, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. As of December 31, 2015, the conversion price of the June 2016 Convertible Notes was effectively $18.24 per share, the conversion price of the 2017 Convertible Notes was effectively $18.91 per share, the conversion price of the 2018 Convertible Notes was effectively $19.64 per share and the conversion price of the 2019 Convertible Notes was effectively $19.99 per share, in each case taking into account certain de minimis adjustments that will be made on the conversion date and subject to further adjustment in certain circumstances. If we elect to deliver shares of common stock upon a conversion at the time our tangible book value per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of common stock upon our issuance of common stock in connection with the conversion of the Convertible Unsecured Notes and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance.

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

 PART II

Item 5.    Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

PRICE RANGE OF COMMON STOCK

        Our common stock is traded on The NASDAQ Global Select Market under the symbol "ARCC." Our common stock has historically traded at prices both above and below our net asset value per share. It is not possible to accurately predict whether our common stock will trade at, above or below net asset value. See "Risk Factors—Risks Relating to our Common Stock and Publicly Traded Notes—Our shares of common stock are currently trading at a discount from net asset value and may continue to do so again in the future, which could limit our ability to raise additional equity capital."

        The following table sets forth the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock as reported on The NASDAQ Global Select Market and the dividends paid by us in each fiscal quarter for the years ended December 31, 2015 and 2014. On February 18, 2016, the last reported closing sales price of our common stock on The NASDAQ Global Select Market was $13.03 per share, which represented a discount of approximately 20.8% to the net asset value per share reported by us as of December 31, 2015.

		Price Range
	Net Asset Value(1)			Cash Dividend Per Share(2)
		High	Low
Fiscal 2014
First Quarter	$16.42	$18.51	$17.36	$0.43	(3)
Second Quarter	$16.52	$17.86	$16.50	$0.38
Third Quarter	$16.71	$17.80	$16.12	$0.38
Fourth Quarter	$16.82	$16.45	$14.66	$0.38
Fiscal 2015
First Quarter	$16.71	$17.60	$15.55	$0.43	(3)
Second Quarter	$16.80	$17.30	$16.01	$0.38
Third Quarter	$16.79	$16.58	$14.06	$0.38
Fourth Quarter	$16.46	$15.87	$13.97	$0.38

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

HOLDERS

        As of February 18, 2016, there were 1,532 holders of record of our common stock (including Cede & Co.).

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

        The following table summarizes our dividends declared and payable for the fiscal years ended December 31, 2014 and 2015:

Date Declared	Record Date	Payment Date	Amount
November 5, 2013	March 14, 2014	March 28, 2014	$0.05	(1)
February 26, 2014	March 14, 2014	March 31, 2014	$0.38
May 6, 2014	June 16, 2014	June 30, 2014	$0.38
August 5, 2014	September 15, 2014	September 30, 2014	$0.38
November 4, 2014	December 15, 2014	December 31, 2014	$0.38

Total declared and payable for 2014			$1.57

February 26, 2015	March 13, 2015	March 31, 2015	$0.38
February 26, 2015	March 13, 2015	March 31, 2015	$0.05	(1)
May 4, 2015	June 15, 2015	June 30, 2015	$0.38
August 4, 2015	September 15, 2015	September 30, 2015	$0.38
November 4, 2015	December 15, 2015	December 31, 2015	$0.38

Total declared and payable for 2015			$1.57

(1)
Represents an additional dividend.

        Of the $1.57 per share in dividends declared and payable for the year ended December 31, 2015, $1.56 per share was comprised of ordinary income and $0.01 was comprised of long-term capital gains. Of the $1.57 per share in dividends declared and payable for the year ended December 31, 2014, the entire $1.57 per share was comprised of ordinary income.

        To maintain our RIC status, we must timely distribute an amount equal to at least 90% of our investment company taxable income (as defined by the Code, which generally includes net ordinary income and net short term capital gains) to our stockholders. In addition, we generally will be required to pay an excise tax equal to 4% on certain undistributed taxable income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our ordinary income recognized during a calendar year and (ii) 98.2% of our capital gain net income, as defined by the Code, recognized for the one year period ending October 31st in that calendar year and (iii) any income recognized, but not distributed, in preceding years. The taxable income on which we pay excise tax is generally distributed to our stockholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income for distribution in the following year, and pay any applicable excise tax. For the years ended December 31, 2015, 2014 and 2013, we recorded a net excise tax expense of $9.0 million, $5.5 million and $10.3 million, respectively. We cannot assure you that we will achieve results that will permit the payment of any cash distributions. We maintain an "opt out" dividend reinvestment plan for our common stockholders. As a result, if we declare a cash dividend, stockholders' cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically opt out of the dividend reinvestment plan so as to receive cash dividends.

RECENT SALES OF UNREGISTERED EQUITY SECURITIES

        We did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act.

 ISSUER PURCHASES OF EQUITY SECURITIES

Dividend Reinvestment Plan

        During the year ended December 31, 2015, as a part of our dividend reinvestment plan for our common stockholders, we purchased 1,026,700 shares of our common stock for an average price per share of $15.70 in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines such purchases of our common stock during the year ended December 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 through January 31, 2015	360,095	$15.69	—	—
February 1, 2015 through February 28, 2015	—	—	—	—
March 1, 2015 through March 31, 2015	—	—	—	—
April 1, 2015 through April 30, 2015	—	—	—	—
May 1, 2015 through May 31, 2015	—	—	—	—
June 1, 2015 through June 30, 2015	—	—	—	—
July 1, 2015 through July 31, 2015	301,759	16.51	—	—
August 1, 2015 through August 31, 2015	—	—	—	—
September 1, 2015 through September 30, 2015	—	—	—	—
October 1, 2015 through October 31, 2015	364,846	15.04	—	—
November 1, 2015 through November 30, 2015	—	—	—	—
December 1, 2015 through December 31, 2015	—	—	—	—

Total	1,026,700	$15.70	—	—

Stock Repurchase Program

        In September 2015, our board of directors approved a stock repurchase program authorizing us to repurchase up to $100 million in the aggregate of our outstanding common stock in the open market at certain thresholds below its net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. We expect that the program will be in effect until September 30, 2016, or until the approved dollar amount has been used to repurchase shares. The program does not require us to repurchase any specific number of shares and it cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time.

        Repurchases of our common stock under our stock repurchase program were as follows:

(dollars in thousands, except per share data) Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
September 1, 2015 through September 30, 2015	—	—	—	—
October 1, 2015 through October 31, 2015	—	—	—	—
November 1, 2015 through November 30, 2015	—	—	—	—
December 1, 2015 through December 31, 2015	121,621	$13.86	121,621	$98,315

Total	121,621	$13.86	121,621	$98,315

(1)
Amount includes commissions paid.

 COMPARISON OF CUMULATIVE TOTAL RETURN AMONG ARES CAPITAL
CORPORATION, S&P 500 INDEX AND SNL US INVESTMENT COMPANY INDEX

Total Return Performance

SOURCE:	SNL Financial LC
NOTES:	Assumes $100 invested December 31, 2010 in Ares Capital, the S&P 500 Index and the SNL US Investment Company Index. Assumes all dividends are reinvested on the respective dividend payment dates without commissions.

	Dec10	Dec11	Dec12	Dec13	Dec14	Dec15
Ares Capital	100.00	102.59	127.75	141.70	136.50	137.73
S&P 500 Index	100.00	102.11	118.45	156.82	178.28	180.75
SNL US Investment Company Index	100.00	96.39	119.29	124.47	133.12	121.62

        The stock performance graph and other information above shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act, as amended.

Item 6.    Selected Financial Data

        The following selected financial and other data for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 are derived from our consolidated financial statements which have been audited by KPMG LLP, an independent registered public accounting firm whose report thereon is included elsewhere in this Annual Report. The data should be read in conjunction with our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Annual Report.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(dollar amounts in millions, except per share data and as otherwise indicated)

	As of and For the Years Ended December 31,
	2015	2014	2013	2012	2011
Total Investment Income	$1,025.4	$989.0	$881.7	$748.0	$634.5
Total Expenses	499.8	532.9	437.2	387.9	344.6

Net Investment Income Before Income Taxes	525.6	456.1	444.5	360.1	289.9
Income Tax Expense, Including Excise Tax	17.8	18.3	14.1	11.2	7.5

Net Investment Income	507.8	437.8	430.4	348.9	282.4
Net Realized and Unrealized Gains (Losses) on Investments, Foreign Currencies and Other Transactions, Extinguishment of Debt	(129.1)	153.2	58.1	159.3	37.1

Net Increase in Stockholders' Equity Resulting from Operations	$378.7	$591.0	$488.5	$508.2	$319.5

Per Share Data:
Net Increase in Stockholders' Equity Resulting from Operations:
Basic	$1.20	$1.94	$1.83	$2.21	$1.56
Diluted	$1.20	$1.94	$1.83	$2.21	$1.56
Cash Dividends Declared and Payable(1)	$1.57	$1.57	$1.57	$1.60	$1.41
Net Asset Value	$16.46	$16.82	$16.46	$16.04	$15.34
Total Assets	$9,531.4	$9,497.8	$8,141.5	$6,401.2	$5,387.4
Total Debt (Carrying Value)	$4,138.5	$3,924.5	$2,986.3	$2,195.9	$2,073.6
Total Debt (Principal Amount)	$4,196.6	$3,999.3	$3,078.8	$2,293.8	$2,170.5
Total Stockholders' Equity	$5,173.3	$5,283.7	$4,904.4	$3,988.3	$3,147.3
Other Data:
Number of Portfolio Companies at Period End(2)	218	205	193	152	141
Principal Amount of Investments Purchased	$3,905.0	$4,534.3	$3,493.2	$3,161.6	$3,239.0
Principal Amount of Investments Sold and Repayments	$3,651.3	$3,212.8	$1,801.4	$2,482.9	$2,468.2
Total Return Based on Market Value(3)	1.3%	(3.3)%	10.5%	23.6%	2.3%
Total Return Based on Net Asset Value(4)	7.2%	11.8%	11.4%	14.3%	10.5%
Weighted Average Yield of Debt and Other Income Producing Securities at Fair Value(5)	10.3%	10.1%	10.4%	11.3%	12.0%
Weighted Average Yield of Debt and Other Income Producing Securities at Amortized Cost(5)	10.1%	10.1%	10.4%	11.4%	12.1%

(1)
Includes an additional dividend of $0.05 per share paid in the year ended December 31, 2015, an additional dividend of $0.05 per share paid in the year ended December 31, 2014, an additional dividend of $0.05 per share paid in the year ended December 31, 2013 and additional dividends of $0.10 per share in the aggregate paid in the year ended December 31, 2012.

(2)
Includes commitments to portfolio companies for which funding had yet to occur.

(3)
For the year ended December 31, 2015, the total return based on market value equaled the decrease of the ending market value at December 31, 2015 of $14.25 per share from the ending market value at December 31, 2014 of $15.61 per share plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2015, divided by the market value at December 31, 2014. For the year ended

  December 31, 2014, the total return based on market value equaled the decrease of the ending market value at December 31, 2014 of $15.61 per share from the ending market value at December 31, 2013 of $17.77 per share plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2014, divided by the market value at December 31, 2013. For the year ended December 31, 2013 , the total return based on market value equaled the increase of the ending market value at December 31, 2013 of $17.77 per share from the ending market value at December 31, 2012 of $17.50 per share plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2013, divided by the market value at December 31, 2012. For the year ended December 31, 2012, the total return based on market value equaled the increase of the ending market value at December 31, 2012 of $17.50 per share from the ending market value at December 31, 2011 of $15.45 per share plus the declared and payable dividends of $1.60 per share for the year ended December 31, 2012, divided by the market value at December 31, 2011. For the year ended December 31, 2011, the total return based on market value equaled the decrease of the ending market value at December 30, 2011 of $15.45 per share from the ending market value at December 31, 2010 of $16.48 per share plus the declared and payable dividends of $1.41 per share for the year ended December 31, 2011, divided by the market value at December 31, 2010. The Company's shares fluctuate in value. The Company's performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(4)
For the year ended December 31, 2015, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2015, divided by the beginning net asset value. For the year ended December 31, 2014, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2014, divided by the beginning net asset value. For the year ended December 31, 2013, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2013, divided by the beginning net asset value. For the year ended December 31, 2012, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.60 per share for the year ended December 31, 2012 divided by the beginning net asset value for the period. For the year ended December 31, 2011, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.41 per share for the year ended December 31, 2011 divided by the beginning net asset value for the period. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan and the issuance of common stock in connection with any equity offerings and the equity components of any convertible notes issued during the period. The Company's performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

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

OVERVIEW

        We are a specialty finance company that is a closed-end, non-diversified management investment company incorporated in Maryland. We have elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the "Investment Company Act").

        We are externally managed by Ares Capital Management LLC ("Ares Capital Management" or our "investment adviser"), a subsidiary of Ares Management L.P. (NYSE: ARES) ("Ares Management"), a publicly traded, leading global alternative asset manager, pursuant to our investment advisory and management agreement. Our administrator, Ares Operations LLC ("Ares Operations" or our "administrator"), a subsidiary of Ares Management, provides certain administrative and other services necessary for us to operate.

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

        Since our initial public offering ("IPO") on October 8, 2004 through December 31, 2015, our exited investments resulted in an aggregate cash flow realized internal rate of return to us of approximately 13% (based on original cash invested, net of syndications, of approximately $12.2 billion and total proceeds from such exited investments of approximately $14.9 billion). Internal rate of return is the discount rate that makes the net present value of all cash flows related to a particular investment equal to zero. Internal rate of return is gross of expenses related to investments as these expenses are not allocable to specific investments. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of a debt investment or sale of an investment or through the determination that no further consideration was collectible and, thus, a loss may have been realized. Approximately 70% of these exited investments resulted in an aggregate cash flow realized internal rate of return to us of 10% or greater.

        Additionally, since our IPO on October 8, 2004 through December 31, 2015, our realized gains have exceeded our realized losses by approximately $479 million (excluding a one-time gain on the acquisition of Allied Capital Corporation ("Allied Capital") and realized gains/losses from the extinguishment of debt and other assets). For this same time period, our average annualized net realized gain rate was approximately 1.1% (excluding a one-time gain on the acquisition of Allied Capital and realized gains/losses from the extinguishment of debt and other assets). Net realized gain/loss rates for a particular period are the amount of net realized gains/losses during such period divided by the average quarterly investments at amortized cost in such period.

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

        We have elected to be treated as a regulated investment company, or a "RIC", under the Internal Revenue Code of 1986, as amended (the "Code"), and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and timely distribute to our stockholders generally at least 90% of our investment company taxable income, as defined by the Code, for each year. Pursuant to this election, we generally will not have to pay U.S. federal corporate-level taxes on any income that we distribute to our stockholders provided that we satisfy those requirements.

PORTFOLIO AND INVESTMENT ACTIVITY

        Our investment activity for the years ended December 31, 2015, 2014 and 2013 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the Years Ended December 31,
(dollar amounts in millions)	2015	2014	2013
New investment commitments(1):
New portfolio companies	$2,482.4	$2,283.8	$2,148.5
Existing portfolio companies(2)	1,334.2	2,294.8	1,854.4

Total new investment commitments(3)	3,816.6	4,578.6	4,002.9
Less:
Investment commitments exited(4)	3,816.0	3,539.8	1,840.0

Net investment commitments	$0.6	$1,038.8	$2,162.9
Principal amount of investments funded:
First lien senior secured loans	$2,070.6	$2,642.1	$2,011.1
Second lien senior secured loans	1,232.2	1,046.9	602.8
Subordinated certificates of the SSLP(5)	228.7	463.6	652.5
Senior subordinated debt	257.1	298.8	181.0
Preferred equity securities	89.3	13.7	1.8
Other equity securities	27.1	69.2	44.0

Total	$3,905.0	$4,534.3	$3,493.2
Principal amount of investments sold or repaid:
First lien senior secured loans	$2,948.6	$2,326.0	$885.8
Second lien senior secured loans	194.6	444.3	526.1
Subordinated certificates of the SSLP	329.7	174.3	145.2
Senior subordinated debt	132.6	143.5	201.0
Preferred equity securities	11.1	31.2	26.3
Other equity securities	32.6	88.7	16.8
Commercial real estate	2.1	4.8	0.2

Total	$3,651.3	$3,212.8	$1,801.4
Number of new investment commitments(6)	86	115	95
Average new investment commitment amount	$44.4	$39.8	$42.1
Weighted average term for new investment commitments (in months)	65	73	74
Percentage of new investment commitments at floating rates	89%	90%	89%
Percentage of new investment commitments at fixed rates	8%	8%	10%
Weighted average yield of debt and other income producing securities(7):
Funded during the period at amortized cost	9.0%	9.0%	9.8%
Funded during the period at fair value(8)	9.0%	9.0%	9.8%
Exited or repaid during the period at amortized cost	7.9%	8.3%	9.8%
Exited or repaid during the period at fair value(8)	7.9%	8.3%	9.7%

(1)
New investment commitments include new agreements to fund revolving credit facilities or delayed draw loans. See "Off Balance Sheet Arrangements" as well as Note 7 to our consolidated financial statements for the year ended December 31, 2015, for more information on our commitments to fund revolving credit facilities or delayed draw loans.

(2)
Includes investment commitments to an unconsolidated Delaware limited liability company, the Senior Secured Loan Fund LLC (d/b/a "the Senior Secured Loan Program" or the "SSLP") to

  make co-investments with GE Global Sponsor Finance LLC and General Electric Capital Corporation ("GECC") (together, "GE") in first lien senior secured loans of middle market companies of $219.4 million, $494.2 million and $736.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(3)
Includes both funded and unfunded commitments. Of these new investment commitments, we funded $3,571.4 million, $4,112.4 million and $3,382.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(4)
Includes both funded and unfunded commitments. For the years ended December 31, 2015, 2014 and 2013, investment commitments exited included exits of unfunded commitments of $263.1 million, $448.9 million and $113.2 million, respectively.

(5)
See "Senior Secured Loan Program" below and Note 4 to our consolidated financial statements for the year ended December 31, 2015 for more information on the SSLP.

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

(8)
Represents fair value for investments in the portfolio as of the most recent prior quarter end, if applicable.

        As of December 31, 2015 and 2014, our investments consisted of the following:

	As of December 31,
	2015		2014
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured loans	$2,735.2	$2,638.8	$3,728.9	$3,700.6
Second lien senior secured loans	2,944.6	2,861.3	1,938.9	1,900.5
Subordinated certificates of the SSLP(1)	1,935.4	1,884.9	2,034.5	2,065.0
Senior subordinated debt	663.0	654.1	524.1	523.3
Preferred equity securities	435.1	375.8	206.5	190.2
Other equity securities	434.4	640.5	440.1	642.8
Commercial real estate	—	0.1	2.1	6.0

Total	$9,147.7	$9,055.5	$8,875.1	$9,028.4

(1)
The proceeds from these certificates were applied to co-investments with GE to fund first lien senior secured loans to 41 and 50 different borrowers as of December 31, 2015 and 2014, respectively.

        The weighted average yields at amortized cost and fair value of the following portions of our portfolio as of December 31, 2015 and 2014 were as follows:

	As of December 31,
	2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and other income producing securities(1)	10.1%	10.3%	10.1%	10.1%
Total portfolio(2)	9.1%	9.2%	9.3%	9.1%
First lien senior secured loans(2)	8.2%	8.5%	8.1%	8.2%
Second lien senior secured loans(2)	9.4%	9.7%	8.7%	8.8%
Subordinated certificates of the SSLP(2)(3)	12.0%	12.3%	13.8%	13.5%
Senior subordinated debt(2)	11.6%	11.7%	11.2%	11.2%
Income producing equity securities(2)	11.0%	11.7%	9.4%	9.4%

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

        Set forth below is the grade distribution of our portfolio companies as of December 31, 2015 and 2014:

	As of December 31,
	2015				2014
(dollar amounts in millions)	Fair Value	%	Number of Companies	%	Fair Value	%	Number of Companies	%
Grade 1	$28.6	0.3%	8	3.7%	$49.9	0.6%	5	2.4%
Grade 2	445.6	4.9%	16	7.3%	298.5	3.3%	11	5.4%
Grade 3	7,824.5	86.4%	174	79.8%	7,847.6	86.9%	171	83.4%
Grade 4	756.8	8.4%	20	9.2%	832.4	9.2%	18	8.8%

Total	$9,055.5	100.0%	218	100.0%	$9,028.4	100.0%	205	100.0%

        As of December 31, 2015 and 2014, the weighted average grade of the investments in our portfolio at fair value was 3.0 and 3.0, respectively.

        As of December 31, 2015, loans on non-accrual status represented 2.6% and 1.7% of the total investments at amortized cost and at fair value, respectively. As of December 31, 2014, loans on non-accrual status represented 2.2% and 1.7% of the total investments at amortized cost and at fair value, respectively.

Senior Direct Lending Program

        In December 2015, we established a joint venture with Varagon Capital Partners ("Varagon") to make certain first lien senior secured loans, including certain stretch senior and unitranche loans, to U.S. middle-market companies. Varagon was formed in 2013 as a lending platform by American International Group, Inc. (NYSE:AIG) and other partners. The joint venture is called the Senior Direct Lending Program ("the SDLP"). It is expected that the SDLP will commit and hold individual loans of up to $300 million. We may directly co-invest with the SDLP to accommodate larger transactions. We will provide capital to the SDLP in the form of subordinated certificates (the "SDLP Certificates"), and Varagon will provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. It is expected that we and Varagon will own 87.5% and 12.5%, respectively, of any outstanding SDLP Certificates.

        As of December 31, 2015, we and Varagon had agreed to make capital available to the SDLP of $2.9 billion in the aggregate, of which no amounts were funded. The SDLP will be capitalized as transactions are completed. All portfolio decisions and generally all other decisions in respect of the SDLP must be approved by an investment committee of the SDLP consisting of representatives of ours and Varagon (with approval from a representative of each required). As of December 31, 2015, we had agreed to make available to the SDLP (subject to the approval of the investment committee of the SDLP as described above) approximately $591 million, of which no amounts were committed or funded. The SDLP Certificates will pay a coupon of LIBOR plus a stated spread and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, which may result in a return to the holders of the SDLP Certificates that is greater than the stated coupon. The SDLP Certificates are junior in right of payment to the senior notes and intermediate funding notes.

        During the year ended December 31, 2015, we entered into an agreement with the SDLP to sell certain of our investments to the SDLP at a mutually agreed upon price on a future date. The value of the agreement with the SDLP will change as the fair value of the identified loans changes. See Note 6 to our consolidated financial statements for the year ended December 31, 2015, for more information on the agreement.

Senior Secured Loan Program

        We have co-invested in first lien senior secured loans of middle market companies with GE through the SSLP. The SSLP has been capitalized as transactions are completed. All portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of ours and GE (with approval from a representative of each required). We have provided capital to the SSLP in the form of subordinated certificates (the "SSLP Certificates").

        In August 2015, GE completed the sale of its U.S. Sponsor Finance business, through which GE had participated with us in the SSLP, to Canada Pension Plan Investment Board ("CPPIB"). This sale excluded GE's interest in the SSLP, and we and GE continue to operate the SSLP. We and GE no longer have an obligation to present senior secured lending investment opportunities to the SSLP and since June 30, 2015, the SSLP has not made any investments related to new portfolio companies; however, we and GE may provide capital to support the SSLP's funding of existing commitments (see below) and other amounts to its portfolio companies. On August 24, 2015, we were advised that GECC, as the holder of the senior notes of the SSLP (the "Senior Notes"), directed State Street Bank and Trust Company, as trustee of the Senior Notes and the SSLP Certificates, pursuant to the terms of the indenture governing the Senior Notes and the SSLP Certificates, to apply all principal proceeds received by the SSLP from its investments to the repayment of the outstanding principal amount of the Senior Notes until paid in full (prior to the distribution of any such principal proceeds to the holders of the SSLP Certificates, which includes us). GECC had previously elected to waive its right to receive priority repayments on the Senior Notes from principal proceeds in most circumstances. Prior to closing the sale to CPPIB, GE had announced its intention to provide us and CPPIB the opportunity to work together on the SSLP on a go-forward basis. GECC has also stated that if a mutual agreement between us and CPPIB to partner on the SSLP is not reached, it intends to retain its interest in the SSLP and the SSLP would be wound down in an orderly manner. We have been in dialogue with GE and CPPIB to determine if there is an opportunity to work together; however, to date there has been no agreement in respect of the SSLP as a result of these discussions and there can be no assurance that such discussions will continue or any such agreement will be reached. In addition to discussions with CPPIB and GECC, we are also exploring other options with respect to the SSLP's portfolio, although there can be no assurance that we will pursue any of them.

        As of December 31, 2015 and 2014, we and GE had funded approximately $8.5 billion and $9.9 billion in aggregate principal amount, respectively, to the SSLP. As discussed above, we anticipate that no new investments will be made by the SSLP and that we and GE will only provide additional capital to support the SSLP's funding of existing commitments and other amounts to its portfolio companies. As of December 31, 2015 and 2014, the SSLP had commitments to fund delayed draw loans to certain of its portfolio companies of $198.6 million and $484.3 million, respectively, which had been approved by the investment committee of the SSLP as described above.

        As of December 31, 2015 and 2014, we had funded approximately $2.0 billion and $2.3 billion in aggregate principal amount, respectively, to the SSLP. Additionally, as of December 31, 2015 and 2014, we had commitments to co-invest in the SSLP for our portion of the SSLP's commitments to fund delayed draw loans to portfolio companies of up to $32.6 million and $92.5 million, respectively. As discussed above, it is not anticipated that we will make new investments through the SSLP.

        As of December 31, 2015 and 2014, the SSLP had total assets of $8.5 billion and $10.0 billion, respectively. As of December 31, 2015 and 2014, GE's investment in the SSLP consisted of the Senior Notes of $6.2 billion and $7.6 billion, respectively, and SSLP Certificates of $285.8 million and $290.6 million, respectively. As of December 31, 2015 and 2014, we and GE owned 87.5% and 12.5%, respectively, of the outstanding SSLP Certificates.

        The SSLP Certificates pay a weighted average coupon of LIBOR plus approximately 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, which may result in a return to the holders of the SSLP Certificates that is greater than the stated coupon. The SSLP Certificates are junior in right of payment to the Senior Notes held by GE. We expect that for so long as principal proceeds from SSLP repayments are directed entirely to repay the Senior Notes as discussed above, the yield on the SSLP Certificates will decline.

        As of December 31, 2015 and 2014, the portfolio was comprised of all first lien senior secured loans to U.S. middle-market companies. As of December 31, 2015, none of these loans were on non-accrual status. As of December 31, 2014, one loan was on non-accrual status, representing 1.0% of the total loans at principal amount in the SSLP. The portfolio companies in the SSLP are in industries similar to the companies in our portfolio.

        In October 2015, the SSLP distributed to us the SSLP's entire first lien senior secured loan investment in Instituto de Banca y Comercio, Inc. ("EduK") with an estimated fair value at the time of the distribution of $67.4 million. As a result of the distribution, the SSLP fully exited its investment in EduK. Prior to such distribution, we directly held a position in the same first lien senior secured loan investment. As a result of the distribution, we reduced the cost basis of our investment in the SSLP by $67.4 million and increased our cost basis in EduK for the same amount.

        Below is a summary of the SSLP's portfolio, followed by a listing of the individual first lien senior secured loans in the SSLP's portfolio as of December 31, 2015 and 2014:

	As of December 31,
(dollar amounts in millions)	2015	2014
Total first lien senior secured loans(1)	$8,138.5	$9,522.6
Weighted average yield on first lien senior secured loans(2)	6.7%	6.7%
Number of borrowers in the SSLP	41	50
Largest loan to a single borrower(1)	$345.9	$331.5
Total of five largest loans to borrowers(1)	$1,579.9	$1,571.7

(1)
At principal amount.

(2)
Computed as the (a) annual stated interest rate on accruing first lien senior secured loans, divided by (b) total first lien senior secured loans at principal amount.

 SSLP Loan Portfolio as of December 31, 2015

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount	Fair Value(2)
ADG, LLC	Dental services provider	9/2019	8.1%	$204.5	$204.5
AMZ Holding Corp.	Specialty chemicals manufacturer	12/2018	6.8%	225.3	220.8
Athletico Management, LLC and Accelerated Holdings, LLC	Provider of outpatient rehabilitation services	12/2020	6.3%	307.0	307.0
Breg, Inc.	Designer, manufacturer, and distributor of non-surgical orthopedic products for preventative, post-operative and rehabilitative use	10/2020	6.3%	148.9	142.9
Brewer Holdings Corp. and Zywave, Inc.	Provider of software and technology-enabled content and analytical solutions to insurance brokers	3/2021	8.0%	257.3	257.3
Cambridge International, Inc.	Manufacturer of custom designed and engineered metal products	4/2018	8.0%	79.5	79.5
CH Hold Corp.	Collision repair company	11/2019	5.5%	345.9	342.4
CIBT Holdings, Inc.(3)(5)	Expedited travel document processing services	12/2018	6.8%	209.0	209.0
Connoisseur Media, LLC	Owner and operator of radio stations	6/2019	7.3%	117.9	114.4
CWD, LLC	Supplier of automotive aftermarket brake parts	6/2016	7.0%	121.3	121.3
DFS Holding Company, Inc.	Distributor of maintenance, repair, and operations parts, supplies, and equipment to the foodservice industry	2/2022	6.5%	192.5	190.6
Drayer Physical Therapy Institute, LLC	Outpatient physical therapy provider	7/2018	8.0%	133.2	131.9
DTI Holdco, Inc.(3)(5)	Provider of legal process outsourcing and managed services	8/2020	5.8%	297.2	288.3
ECI Purchaser Company, LLC	Manufacturer of equipment to safely control pressurized gases	12/2019	6.0%	227.4	220.6
Excelligence Learning Corporation	Developer, manufacturer and retailer of educational products	12/2020	6.8%	179.1	177.3
Gehl Foods, LLC(5)	Producer of low-acid, aseptic food and beverage products	3/2021	7.5%	159.2	157.6
Gentle Communications, LLC	Dental services provider	6/2020	6.5%	83.9	82.3
III US Holdings, LLC	Provider of library automation software and systems	6/2018	6.0%	204.0	204.0
Implus Footcare, LLC	Provider of footwear and other accessories	4/2021	7.0%	262.7	257.4
Intermedix Corporation(4)	Revenue cycle management provider to the emergency healthcare industry	12/2019	5.8%	261.0	258.4
ISS Compressors Industries, Inc.	Provider of repairs, refurbishments and services to the broader industrial end user markets	6/2018	6.5%	172.8	172.8
Laborie Medical Technologies Corp(5)	Developer and manufacturer of medical equipment	9/2019	7.3%	198.9	196.9
Mavis Tire Supply LLC	Auto parts retailer	10/2020	6.3%	242.4	242.4
MCH Holdings, Inc.(5)	Healthcare professional provider	1/2020	6.3%	173.8	173.8
MWI Holdings, Inc.(3)	Engineered springs, fasteners, and other precision components	3/2019	7.4%	254.9	254.9
Oak Parent, Inc.(3)	Manufacturer of athletic apparel	4/2018	7.6%	285.0	285.0
Palermo Finance Corporation	Provider of mission-critical integrated public safety software and services to local, state, and federal agencies	11/2020	7.0%	188.1	188.1
Penn Detroit Diesel Allison, LLC	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	10/2019	7.3%	70.9	70.9
Pretium Packaging, L.L.C(5)	Manufacturer and supplier of high performance plastic containers	6/2020	6.3%	217.1	212.7

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount	Fair Value(2)
Restaurant Technologies, Inc.	Provider of bulk cooking oil management services to the restaurant and fast food service industries	10/2021	6.8%	228.9	226.6
Sanders Industries Holdings, Inc.(5)	Elastomeric parts, mid-sized composite structures, and composite tooling	5/2020	7.0%	77.5	77.5
Singer Sewing Company	Manufacturer of consumer sewing machines	6/2017	7.3%	190.0	184.3
Square Brands International, LLC	Franchisor and operator of specialty battery and light bulb retail stores	6/2021	6.7%	199.5	197.5
STATS Acquisition, LLC	Sports technology, data and content company	6/2020	7.0%	102.7	97.6
Strategic Partners, Inc.(5)	Supplier of medical uniforms, specialized medical footwear and accessories	8/2018	7.3%	286.4	286.4
TA THI Buyer, Inc. and TA THI Parent, Inc.(5)	Collision repair company	7/2020	6.5%	343.4	343.4
The Linen Group	Provider of outsourced commercial linen and laundry services	8/2019	8.0%	96.2	95.2
Towne Holdings, Inc.	Provider of contracted hospitality services and parking systems	12/2019	6.8%	166.1	166.1
U.S. Anesthesia Partners, Inc.(4)	Anesthesiology service provider	12/2019	6.0%	261.4	261.4
WCI-Quantum Holdings, Inc.(5)	Distributor of instructional products, services and resources	10/2020	5.8%	84.1	83.3
Woodstream Group, Inc.	Pet products manufacturer	5/2022	7.3%	281.6	276.0

				$8,138.5	$8,060.3

(1)
Represents the weighted average annual stated interest rate as of December 31, 2015. All interest rates are payable in cash.

(2)
Represents the fair value in accordance with Accounting Standards Codification ("ASC") 820-10. The determination of such fair value is not included in our board of directors valuation process described elsewhere herein.

(3)
We also hold a portion of this company's first lien senior secured loan.

(4)
We also hold a portion of this company's second lien senior secured loan.

(5)
We hold an equity investment in this company.

 SSLP Loan Portfolio as of December 31, 2014

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount	Fair Value(2)
ADG, LLC	Dental services provider	9/2019	8.1%	$212.6	$212.6
AMZ Holding Corp.	Specialty chemicals manufacturer	12/2018	6.8%	235.2	230.5
Argon Medical Devices, Inc.	Manufacturer and marketer of single-use specialty medical devices	4/2018	6.5%	221.3	221.3
Argotec LLC	Producer of thermoplastic polyurethane film and sheet used for paint production, glass lamination, medical use, graphics, and textile lamination.	12/2019	7.5%	93.0	93.0
Athletico Management, LLC and Accelerated Holdings, LLC(3)	Provider of outpatient rehabilitation services	12/2020	6.3%	325.0	325.0
Breg, Inc.	Designer, manufacturer, and distributor of non-surgical orthopedic products for preventative, post-operative and rehabilitative use	10/2020	6.5%	150.0	150.0
Brewer Holdings Corp. and Zywave, Inc.	Provider of software and technology-enabled content and analytical solutions to insurance brokers	11/2019	7.0%	173.7	173.7
Cambridge International, Inc.	Manufacturer of custom designed and engineered metal products	4/2018	8.0%	82.9	82.1
CH Hold Corp.(3)	Collision repair company	11/2019	5.5%	298.5	298.5
Chariot Acquisition, LLC	Distributor and designer of aftermarket golf cart parts and accessories	1/2019	7.8%	152.2	152.2
CIBT Holdings, Inc.(5)	Expedited travel document processing services	12/2018	6.8%	204.4	204.4
Connoisseur Media, LLC	Owner and operator of radio stations	6/2019	7.3%	134.3	133.0
CWD, LLC	Supplier of automotive aftermarket brake parts	6/2016	7.0%	125.9	125.9
Drayer Physical Therapy Institute, LLC	Outpatient physical therapy provider	7/2018	8.0%	133.9	133.9
Driven Brands, Inc.(3)(5)	Automotive aftermarket car care franchisor	3/2017	6.0%	201.2	201.2
DTI Holdco, Inc.(3)(5)	Provider of legal process outsourcing and managed services	8/2020	5.8%	300.3	300.3
ECI Purchaser Company, LLC	Manufacturer of equipment to safely control pressurized gases	12/2019	6.0%	235.0	232.6
Excelligence Learning Corporation	Developer, manufacturer and retailer of educational products	12/2020	6.8%	180.0	180.0
Fleischmann's Vinegar Company, Inc.	Manufacturer and marketer of industrial vinegar products	5/2016	8.0%	70.4	70.4
Gentle Communications, LLC	Dental services provider	6/2020	6.5%	84.8	84.0
III US Holdings, LLC	Provider of library automation software and systems	6/2018	6.0%	215.2	213.0
Implus Footcare, LLC(5)	Provider of footwear and other accessories	4/2019	6.8%	264.9	264.9
Instituto de Banca y Comercio, Inc.(3)(5)	Private school operator	12/2016		91.5	73.2	(6)
Intermedix Corporation(4)	Revenue cycle management provider to the emergency healthcare industry	12/2019	5.8%	267.9	267.9
Laborie Medical Technologies Corp(5)	Developer and manufacturer of medical equipment	10/2018	6.8%	125.4	125.4
Mavis Tire Supply LLC	Auto parts retailer	10/2020	6.3%	184.5	184.5
MCH Holdings, Inc.(5)	Healthcare professional provider	1/2020	6.3%	179.1	179.1
MWI Holdings, Inc.(3)	Engineered springs, fasteners, and other precision components	3/2019	7.4%	259.2	259.2
Noranco Manufacturing (USA) Ltd.	Supplier of complex machined and sheet metal components for the aerospace industry	4/2019	6.8%	156.3	156.3
Nordco Inc.	Designer and manufacturer of railroad maintenance-of-way machinery	8/2019	7.0%	217.3	217.3

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount	Fair Value(2)
Oak Parent, Inc.(3)	Manufacturer of athletic apparel	4/2018	7.5%	297.6	297.6
Palermo Finance Corporation	Provider of mission-critical integrated public safety software and services to local, state, and federal agencies	11/2020	7.0%	135.0	135.0
Penn Detroit Diesel Allison, LLC	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	10/2019	7.3%	71.6	71.6
PetroChoice Holdings, LLC	Provider of lubrication solutions	1/2017	10.0%	238.5	238.5
PODS Funding Corp. II(3)	Storage and warehousing	12/2018	7.0%	331.5	331.5
Pretium Packaging, L.L.C(5)	Manufacturer and supplier of high performance plastic containers	6/2020	6.2%	209.2	209.2
Protective Industries, Inc.(3)(5)	Plastic protection products	10/2019	6.3%	275.5	275.5
Restaurant Technologies, Inc.	Provider of bulk cooking oil management services to the restaurant and fast food service industries	6/2018	7.0%	198.5	198.5
Sanders Industries Holdings, Inc.(5)	Elastomeric parts, mid-sized composite structures, and composite tooling	5/2020	7.0%	83.8	83.8
Selig Sealing Products, Inc.	Manufacturer of container sealing products for rigid packaging applications	10/2019	6.8%	188.5	188.5
Singer Sewing Company	Manufacturer of consumer sewing machines	6/2017	7.3%	195.0	191.1
STATS Acquisition, LLC	Sports technology, data and content company	6/2020	7.0%	103.5	103.5
Strategic Partners, Inc.(5)	Supplier of medical uniforms, specialized medical footwear and accessories	8/2018	7.3%	289.3	289.3
TA THI Buyer, Inc. and TA THI Parent, Inc.(5)	Collision repair company	7/2020	6.5%	312.7	312.7
The Linen Group	Provider of outsourced commercial linen and laundry services	8/2019	8.0%	92.6	92.6
The Teaching Company, LLC(3)(5)	Education publications provider	3/2017	9.0%	109.2	108.1
Towne Holdings, Inc.	Provider of contracted hospitality services and parking systems	12/2019	6.8%	167.8	167.8
U.S. Anesthesia Partners, Inc.(3)(4)	Anesthesiology service provider	12/2019	6.0%	264.0	264.0
Universal Services of America, LP	Provider of security officer and guard services	7/2019	6.0%	302.2	302.2
WCI-Quantum Holdings, Inc.(5)	Distributor of instructional products, services and resources	10/2020	5.8%	80.7	80.7

				$9,522.6	$9,487.1

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

        The amortized cost and fair value of our SSLP Certificates was $1.9 billion and $1.9 billion, respectively, as of December 31, 2015, and $2.0 billion and $2.1 billion, respectively, as of December 31, 2014. As described above, the SSLP Certificates pay a weighted average coupon of LIBOR plus approximately 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the underlying loan portfolio, which may result in a return to the holders of the SSLP Certificates that is greater than both the coupon on the SSLP Certificates as well as the weighted average yield on the SSLP's portfolio of 6.7% and 6.7% as of December 31, 2015 and 2014, respectively. Our yield on our investment in the SSLP at amortized cost and fair value was 12.0% and 12.3%, respectively, as of December 31, 2015, and 13.8% and 13.5%, respectively, as of December 31, 2014. For the years ended December 31, 2015, 2014 and 2013, we earned interest income of $276.1 million, $275.0 million and $224.9 million, respectively, from our investment in the SSLP Certificates.

        We are also entitled to certain fees in connection with the SSLP. For the years ended December 31, 2015, 2014 and 2013, in connection with the SSLP, we earned capital structuring service, sourcing and other fees totaling $48.1 million, $69.7 million and $66.6 million, respectively.

        Selected financial information for the SSLP as of December 31, 2015 and 2014 and for the years ended December 31, 2015 and 2014, was as follows:

	As of December 31,
(in millions)	2015	2014
Selected Balance Sheet Information:
Investments in loans receivable, net	$8,090.0	$9,442.6
Cash and other assets	437.4	563.3

Total assets	$8,527.4	$10,005.9

Senior notes	$6,248.4	$7,613.7
Other liabilities	72.8	77.3

Total liabilities	6,321.2	7,691.0
Subordinated certificates and members' capital	2,206.2	2,314.9

Total liabilities and members' capital	$8,527.4	$10,005.9

	For the Years Ended December 31,
	2015	2014
Selected Statement of Operations Information:
Total interest and other income	$669.7	$668.3
Interest expense	222.6	232.0
Management and sourcing fees	71.2	70.6
Other expenses	53.3	59.5

Total expenses	347.1	362.1

Net income	$322.6	$306.2

RESULTS OF OPERATIONS

For the years ended December 31, 2015, 2014 and 2013

        Operating results for the years ended December 31, 2015, 2014 and 2013 were as follows:

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Total investment income	$1,025.4	$989.0	$881.7
Total expenses	499.8	532.9	437.2

Net investment income before income taxes	525.6	456.1	444.5
Income tax expense, including excise tax	17.8	18.3	14.1

Net investment income	507.8	437.8	430.4
Net realized gains on investments and foreign currency transactions	127.5	93.9	63.7
Net unrealized gains (losses) on investments, foreign currency and other transactions	(246.2)	59.4	(5.6)
Realized losses on extinguishment of debt	(10.4)	(0.1)	—

Net increase in stockholders' equity resulting from operations	$378.7	$591.0	$488.5

        Net income can vary substantially from period to period due to various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net increase in stockholders' equity resulting from operations may not be meaningful.

Investment Income

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Interest income from investments	$817.4	$741.4	$647.9
Capital structuring service fees	94.6	113.6	91.7
Dividend income	73.5	84.3	99.6
Management and other fees	23.9	24.6	20.2
Other income	16.0	25.1	22.3

Total investment income	$1,025.4	$989.0	$881.7

        The increase in interest income from investments for the year ended December 31, 2015 from the comparable period in 2014 was primarily due to an increase in the size of our portfolio, which increased from an average of $8.1 billion at amortized cost for the year ended December 31, 2014 to an average of $8.6 billion at amortized cost for the comparable period in 2015. The decrease in capital structuring service fees for the year ended December 31, 2015 from the comparable period in 2014 was primarily due to the decrease in new investment commitments, which decreased from $4.6 billion for the year ended December 31, 2014 to $3.8 billion for the comparable period in 2015. Dividend income for the years ended December 31, 2015 and 2014 included dividends received from Ivy Hill Asset Management, L.P. ("IHAM"), a wholly owned portfolio company, totaling $50.0 million and $50.0 million, respectively. Also during the year ended December 31, 2015, we received $8.9 million in other non-recurring dividends from non-income producing equity securities compared to $19.0 million for the comparable period in 2014. The decrease in other income for the year ended December 31, 2015 from the comparable period in 2014 was primarily attributable to lower amendment fees.

        The increase in interest income from investments for the year ended December 31, 2014 from the comparable period in 2013 was primarily due to an increase in the size of our portfolio, which increased from an average of $6.7 billion at amortized cost for the year ended December 31, 2013 to an average of $8.1 billion at amortized cost for the comparable period in 2014. The increase in capital structuring service fees for the year ended December 31, 2014 from the comparable period in 2013 was primarily due to the increase in new investment commitments, which increased from $4.0 billion for the year ended December 31, 2013 to $4.6 billion for the comparable period in 2014, as well as the increase in the weighted average capital structuring service fees received on new investment commitments, from 2.3% for the year ended December 31, 2013 to 2.5% in the comparable period in 2014. Dividend income for the years ended December 31, 2014 and 2013 included dividends received from IHAM totaling $50.0 million and $72.4 million, respectively. The dividends received from IHAM for the years ended December 31, 2014 and 2013 included additional dividends of $10.0 million and $32.4 million, respectively, that were paid in addition to the quarterly dividends generally paid by IHAM. IHAM paid the additional dividends out of accumulated earnings that had previously been retained by IHAM. Also during the year ended December 31, 2014, we received $19.0 million in other non-recurring dividends from non-income producing equity securities compared to $9.0 million for the comparable period in 2013. The increase in management and other fees for the year ended December 31, 2014 from the comparable period in 2013 was primarily attributable to higher sourcing and other fees received from the SSLP.

Operating Expenses

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Interest and credit facility fees	$227.0	$216.0	$171.5
Base management fees	134.3	128.0	104.9
Income based fees	121.4	118.3	110.5
Capital gains incentive fees	(26.7)	29.5	11.6
Administrative fees	14.2	13.7	12.3
Other general and administrative	29.6	27.4	26.4

Total operating expenses	$499.8	$532.9	$437.2

        Interest and credit facility fees for the years ended December 31, 2015, 2014 and 2013, were comprised of the following:

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Stated interest expense	$183.2	$173.7	$136.3
Facility fees	10.3	10.8	8.2
Amortization of debt issuance costs	17.1	16.4	13.2
Accretion of net discount on notes payable	16.4	15.1	13.8

Total interest and credit facility fees	$227.0	$216.0	$171.5

        Stated interest expense for the year ended December 31, 2015 increased from the comparable period in 2014 primarily due to the increase in the average principal amount of debt outstanding, partially offset by a decrease in our weighted average stated interest rate of our debt outstanding. For the year ended December 31, 2015, our average principal debt outstanding increased to $3.7 billion as compared to $3.3 billion for the comparable period in 2014, and the weighted average stated interest rate on our outstanding debt was 5.0% for the year ended December 31, 2015 as compared to 5.3% for the comparable period in 2014.

        Stated interest expense for the year ended December 31, 2014 increased from the comparable period in 2013 primarily due to the increase in the average principal amount of debt outstanding, partially offset by a decrease in our weighted average stated interest rate of our debt outstanding. For the year ended December 31, 2014, our average principal debt outstanding increased to $3.3 billion as compared to $2.6 billion for the comparable period in 2013, and the weighted average stated interest rate on our outstanding debt was 5.3% for the year ended December 31, 2014 as compared to 5.3% for the comparable period in 2013.

        The increase in base management fees and our income based fees for the year ended December 31, 2015 from the comparable period in 2014 and from the comparable period in 2013 were primarily due to the increases in the size of the portfolio in the case of base management fees and in the case of income based fees, the related increase in net investment income excluding income based fees and capital gains incentive fees.

        For the year ended December 31, 2015, the reduction in capital gains incentive fees calculated in accordance with U.S. generally accepted accounting principles ("GAAP") was $26.7 million. For the years ended December 31, 2014 and 2013, the capital gains incentive fee expense accrual calculated in accordance with GAAP was $29.5 million and $11.6 million, respectively. Capital gains incentive fee expense accrual for the year ended December 31, 2015 decreased from the comparable period in 2014 primarily due to net losses on investments, foreign currency and other transactions and the extinguishment of debt during the year ended December 31, 2015 of $129.1 million compared to net gains of $153.1 million during the year ended December 31, 2014. Capital gains incentive fee expense accrual for the year ended December 31, 2014 increased from the comparable period in 2013 primarily due to higher net gains on investments and foreign currency transactions, which increased from $58.1 million during the year ended December 31, 2013 to $153.1 million for the comparable period in 2014. The capital gains incentive fee accrued under GAAP includes an accrual related to unrealized capital appreciation, whereas the capital gains incentive fee actually payable under our investment advisory and management agreement does not. There can be no assurance that such unrealized capital appreciation will be realized in the future. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. As of December 31, 2015, 2014 and 2013, the total capital gains incentive fee accrual calculated in accordance with GAAP was $42.3 million, $93.0 million and $80.9 million, respectively. As of December 31, 2015, there was no capital gains incentive fee actually payable under our investment advisory and management agreement. As of December 31, 2014 and 2013, the capital gains incentive fee actually payable under our investment advisory and management agreement was $24.0 million and $17.4 million, respectively. See Note 3 to our consolidated financial statements for the year ended December 31, 2015, for more information on the base management fees, income based fees and capital gains incentive fees.

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

        Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. If we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax on estimated excess taxable income as such taxable income is earned. For the years ended December 31, 2015, 2014 and 2013, we recorded a net expense of $9.0 million, $5.5 million and $10.3 million, respectively, for U.S. federal excise tax. The net expense for the years ended December 31, 2015 and 2014 each included a reduction in expense related to the recording of a requested refund resulting from the overpayment of the prior year's excise tax of $1.0 million and $1.7 million, respectively.

        Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the years ended December 31, 2015, 2014 and 2013, we recorded a tax expense of approximately $8.8 million, $12.8 million and $3.8 million, respectively, for these subsidiaries. The decrease in income tax expense for our taxable consolidated subsidiaries for the year ended December 31, 2015 from the comparable period in 2013 was primarily driven by lower realized gains from the exits of certain investments held by such subsidiaries during the year ended December 31, 2015. The increase in income tax expense for our taxable consolidated subsidiaries for the year ended December 31, 2014 from the comparable period in 2013 was primarily driven by the realized gains from the exits of certain investments held by such subsidiaries during the year ended December 31, 2014.

Net Realized Gains/Losses

        During the year ended December 31, 2015, we had $3.7 billion of sales, repayments or exits of investments resulting in $121.3 million of net realized gains on investments. These sales, repayments or exits included $538.1 million of investments sold to IHAM or certain vehicles managed by IHAM. A net realized gain of $0.6 million was recorded on these transactions. See Note 4 to our consolidated financial statements for the year ended December 31, 2015 for more detail on IHAM and its managed vehicles. Net realized gains on investments of $121.3 million were comprised of $125.6 million of gross realized gains and $4.3 million of gross realized losses.

        The net realized gains on investments during the year ended December 31, 2015 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Cast & Crew Payroll, LLC	$25.9
Tripwire, Inc.	13.8
TAP Holdings, LLC	11.2
Global Healthcare Exchange, LLC	8.3
Protective Industries, Inc.	8.2
Hojeij Branded Foods, Inc.	8.0
Wellspring Distribution Corp	5.6
Driven Brands, Inc.	5.5
Fulton Holdings Corp.	4.5
Other, net	30.3

Total	$121.3

        During the year ended December 31, 2015, we also recognized net realized gains on foreign currency transactions of $6.2 million. In addition, during the year ended December 31, 2015, we redeemed the entire $143.8 million aggregate principal amount outstanding of the February 2022 Notes (as defined below). The February 2022 Notes were redeemed at par plus accrued and unpaid interest for a total redemption price of approximately $144.6 million, which resulted in a realized loss on the extinguishment of debt of $3.8 million. We also redeemed the entire $200.0 million aggregate principal amount outstanding of the 2040 Notes (as defined below). The 2040 Notes were redeemed at par plus accrued and unpaid interest for a total redemption price of approximately $200.6 million, which resulted in a realized loss on the extinguishment of debt of $6.6 million.

        During the year ended December 31, 2014, we had $3.3 billion of sales, repayments or exits of investments resulting in $91.7 million of net realized gains on investments. These sales, repayments or exits included $219.6 million of investments sold to IHAM or certain vehicles managed by IHAM. A net realized loss of $0.1 million was recorded on these transactions. Net realized gains on investments of $91.7 million were comprised of $153.8 million of gross realized gains and $62.1 million of gross realized losses.

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

        During the year ended December 31, 2014, we also recognized net realized gains on foreign currency transactions of $2.2 million. In addition, during the year ended December 31, 2014, we purchased $0.4 million aggregate principal amount of the 2047 Notes (as defined below) and as a result of these transactions, we recognized realized losses on extinguishment of debt of $2.2 million.

        During the year ended December 31, 2013, we had $1.8 billion of sales, repayments or exits of investments resulting in $63.7 million of net realized gains on investments. These sales, repayments or exits included $442.3 million of investments sold to IHAM or certain vehicles managed by IHAM. A net realized loss of $0.1 million was recorded on these transactions. Net realized gains on investments of $63.7 million were comprised of $112.9 million of gross realized gains and $49.2 million of gross realized losses.

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

Net Unrealized Gains/Losses

        We value our portfolio investments quarterly and the changes in value are recorded as unrealized gains or losses in our consolidated statement of operations. Net unrealized gains and losses for our portfolio for the years ended December 31, 2015, 2014 and 2013, were comprised of the following:

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Unrealized appreciation	$115.7	$176.6	$106.5
Unrealized depreciation	(304.2)	(120.4)	(105.1)
Net unrealized (appreciation) depreciation reversed related to net realized gains or losses(1)	(60.1)	1.6	(7.0)

Total net unrealized gains (losses)	$(248.6)	$57.8	$(5.6)

(1)
The net unrealized (appreciation) depreciation reversed related to net realized gains or losses represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior period.

        The changes in net unrealized appreciation and depreciation during the year ended December 31, 2015 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Deprecation)
OTG Management, LLC	$27.6
Ciena Capital LLC	11.3
Physiotherapy Associates Holdings, Inc.	6.4
Napa Management Services Corporation	5.6
UL Holding Co., LLC	4.7
Lakeland Tours, LLC	4.5
Spin HoldCo Inc.	(5.6)
Things Remembered, Inc.	(5.7)
La Paloma Generating Company, LLC	(6.2)
10th Street, LLC	(6.4)
Indra Holdings Corp.	(7.4)
Green Energy Partners	(8.2)
Primexx Energy Corporation	(8.3)
Nodality, Inc.	(8.6)
Competitor Group, Inc.	(9.3)
2329497 Ontario Inc.	(9.8)
Instituto de Banca y Comercio, Inc.	(13.8)
CCS Intermediate Holdings, LLC	(14.2)
Infilaw Holding, LLC	(14.3)
Ivy Hill Asset Management, L.P.	(23.8)
Petroflow Energy Corporation	(26.4)
Senior Secured Loan Fund LLC	(77.1)
Other, net	(3.5)

Total	$(188.5)

        During the year ended December 31, 2015, we also recognized net unrealized gains on foreign currency and other transactions of $2.3 million.

        The changes in net unrealized appreciation and depreciation during the year ended December 31, 2014 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Deprecation)
10th Street, LLC	$43.7
UL Holding Co., LLC	15.0
Cast & Crew Payroll, LLC	11.6
Imperial Capital Private Opportunities, LP	10.1
Ciena Capital LLC	9.8
Tripwire, Inc.	8.4
Senior Secured Loan Fund LLC	7.0
Campus Management Corp.	6.8
Global Healthcare Exchange, LLC	4.0
Eckler Industries, Inc.	(4.0)
OTG Management, LLC	(4.2)
Orion Foods, LLC	(4.6)
Community Education Centers, Inc.	(6.9)
2329497 Ontario Inc.	(7.4)
The Step2 Company, LLC	(17.1)
ADF Restaurant Group, LLC	(18.1)
Ivy Hill Asset Management, L.P.	(21.0)
Other, net	23.1

Total	$56.2

        During the year ended December 31, 2014, we also recognized net unrealized gains on foreign currency transactions of $1.6 million.

        The changes in net unrealized appreciation and depreciation during the year ended December 31, 2013 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Senior Secured Loan Fund LLC	$9.8
Orion Foods, LLC	7.0
10th Street, LLC	6.8
American Broadband Communications, LLC	6.6
Imperial Capital Private Opportunities, LP	5.7
OTG Management, LLC	4.5
The Dwyer Group	4.2
Ciena Capital LLC	(7.7)
Competitor Group, Inc.	(9.5)
Instituto de Banca y Comercio, Inc.	(12.6)
UL Holding Co., LLC	(13.2)
CitiPostal Inc.	(13.8)
Ivy Hill Asset Management, L.P.	(13.9)
Other, net	27.5

Total	$1.4

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

        Our liquidity and capital resources are generated primarily from the net proceeds of public offerings of equity and debt securities, advances from the Facilities (as defined below), net proceeds from the issuance of other securities, including convertible unsecured notes and Small Business Administration ("SBA")-guaranteed debentures (the "SBA Debentures"), as well as cash flows from operations.

        As of December 31, 2015, we had $257.1 million in cash and cash equivalents and $4.2 billion in total aggregate principal amount of debt outstanding ($4.1 billion at carrying value). Subject to leverage, borrowing base and other restrictions, we had approximately $1.4 billion available for additional borrowings under the Facilities and the SBA Debentures as of December 31, 2015.

        We may from time to time seek to retire or repurchase our common stock through cash purchases, as well as retire, cancel or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. Such purchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. The amounts involved may be material. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the Investment Company Act, is at least 200% after such borrowing. As of December 31, 2015, our asset coverage was 222%.

Equity Capital Activities

        As of December 31, 2015 and 2014, our total equity market capitalization was $4.5 billion and $4.9 billion, respectively. There were no sales of our equity securities during the year ended December 31, 2015. The following table summarizes the total shares issued and proceeds received in public offerings of our common stock net of underwriting discounts and offering costs for the years ended December 31, 2014 and 2013:

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

        In September 2015, our board of directors approved a stock repurchase program authorizing us to repurchase up to $100 million in the aggregate of our outstanding common stock in the open market at certain thresholds below its net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. We expect that the program will be in effect until September 30, 2016, or until the approved dollar amount has been used to repurchase shares. The program does not require us to repurchase any specific number of shares and we cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time. During the year ended December 31, 2015, we repurchased a total of 121,621 shares of our common stock in the open market for $1.7 million. The shares were repurchased at an average price of $13.86 per share, including commissions paid.

Debt Capital Activities

        Our debt obligations consisted of the following as of December 31, 2015 and 2014:

	As of December 31,
	2015					2014
(in millions)	Total Aggregate Principal Amount Available/ Outstanding(1)		Principal Amount	Carrying Value		Total Aggregate Principal Amount Available/ Outstanding(1)	Principal Amount	Carrying Value
Revolving Credit Facility	$1,290.0	(2)	$515.0	$515.0		$1,250.0	$170.0	$170.0
Revolving Funding Facility	540.0	(3)	250.0	250.0		540.0	324.0	324.0
SMBC Funding Facility	400.0		110.0	110.0		400.0	62.0	62.0
SBA Debentures	75.0		22.0	22.0		—	—	—
February 2016 Convertible Notes	575.0		575.0	574.2	(4)	575.0	575.0	565.0	(4)
June 2016 Convertible Notes	230.0		230.0	228.5	(4)	230.0	230.0	225.0	(4)
2017 Convertible Notes	162.5		162.5	161.2	(4)	162.5	162.5	160.2	(4)
2018 Convertible Notes	270.0		270.0	266.8	(4)	270.0	270.0	265.4	(4)
2019 Convertible Notes	300.0		300.0	297.0	(4)	300.0	300.0	296.1	(4)
2018 Notes	750.0		750.0	750.6	(5)	750.0	750.0	750.7	(5)
2020 Notes	600.0		600.0	599.1	(6)	400.0	400.0	398.4	(6)
February 2022 Notes	—		—	—	(7)	143.8	143.8	143.8	(7)
October 2022 Notes	182.5		182.5	182.5		182.5	182.5	182.5
2040 Notes	—		—	—	(7)	200.0	200.0	200.0	(7)
2047 Notes	229.6		229.6	181.6	(8)	229.5	229.5	181.3	(8)

Total	5,604.6		$4,196.6	$4,138.5		$5,633.3	$3,999.3	$3,924.4

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

(4)
Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes less the unaccreted discount recorded upon issuance of the Convertible Unsecured Notes. As of December 31, 2015, the total unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes, the 2018 Convertible Notes and the

  2019 Convertible Notes was $0.8 million, $1.5 million, $1.3 million, $3.2 million and $3.0 million, respectively. As of December 31, 2014, the total unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes was $10.0 million, $5.0 million, $2.3 million, $4.6 million and $3.9 million, respectively. See "Recent Developments," as well as Note 17 to our consolidated financial statements for the year ended December 31, 2015 for more information on the maturity and repayment of the February 2016 Convertible Notes.

(5)
Represents the aggregate principal amount outstanding of the 2018 Notes plus the net unamortized premium that was recorded upon the issuances of the 2018 Notes. As of December 31, 2015 and 2014, the total net unamortized premium for the 2018 Notes was $0.6 million and $0.7 million, respectively.

(6)
As of December 31, 2015, represents the aggregate principal amount of the 2020 Notes less the net unaccreted discount of $0.9 million recorded upon the issuances of the 2020 Notes. As of December 31, 2014, represents the aggregate principal amount outstanding of the 2020 Notes less the unaccreted discount of $1.6 million recorded on the first issuance of the 2020 Notes.

(7)
See below for more information on the early redemption of the February 2022 Notes and the 2040 Notes.

(8)
Represents the aggregate principal amount outstanding of the 2047 Notes less the unaccreted purchased discount recorded as part of the acquisition of Allied Capital Corporation in April 2010 (the "Allied Acquisition"). As of December 31, 2015 and 2014, the total unaccreted purchased discount for the 2047 Notes was $48.0 million and $48.2 million, respectively.

        The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount, of all our debt outstanding as of December 31, 2015 were 4.4% and 4.5 years, respectively, and as of December 31, 2014 were 4.9% and 6.5 years, respectively.

        The ratio of total principal amount of debt outstanding to stockholders' equity as of December 31, 2015 was 0.81:1.00 compared to 0.76:1.00 as of December 31, 2014. The ratio of total carrying value of debt outstanding to stockholders' equity as of December 31, 2015 was 0.80:1.00 compared to 0.74:1.00 as of December 31, 2014.

  Revolving Credit Facility

        We are party to a senior secured revolving credit facility (as amended and restated, the "Revolving Credit Facility"), which allows us to borrow up to $1,290.0 million at any one time outstanding. The end of the revolving period and the stated maturity date for the Revolving Credit Facility are May 4, 2019 and May 4, 2020, respectively. The Revolving Credit Facility also provides for a feature that allows us, under certain circumstances, to increase the size of the facility to a maximum of $1,935.0 million. The interest rate charged on the Revolving Credit Facility is based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over an "alternate base rate" (as defined in the agreements governing the Revolving Credit Facility), in each case, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of December 31, 2015, the interest rate in effect was LIBOR plus 1.75%. We are also required to pay a letter of credit fee of either 2.00% or 2.25% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. Additionally, we are required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. As of December 31, 2015, there was $515.0 million outstanding under the

Revolving Credit Facility and we were in compliance in all material respects with the terms of the Revolving Credit Facility.

  Revolving Funding Facility

        Our consolidated subsidiary, Ares Capital CP, is party to a revolving funding facility (as amended, the "Revolving Funding Facility"), which allows Ares Capital CP to borrow up to $540.0 million at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility is May 14, 2017 and May 14, 2019, respectively. The Revolving Funding Facility also provides for a feature that allows, under certain circumstances, for an increase in the size of the facility to a maximum of $865.0 million. The interest rate charged on the Revolving Funding Facility is based on an applicable spread ranging from 2.25% to 2.50% over LIBOR or ranging from 1.25% to 1.50% over a "base rate" (as defined in the agreements governing the Revolving Funding Facility) in each case, determined monthly based on the composition of the borrowing base relative to outstanding borrowings under the Revolving Funding Facility. As of December 31, 2015, the interest rate in effect was LIBOR plus 2.25%. Additionally, Ares Capital CP is required to pay a commitment fee of between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility. As of December 31, 2015, there was $250.0 million outstanding under the Revolving Funding Facility and we and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

  SMBC Funding Facility

        Our consolidated subsidiary, Ares Capital JB Funding LLC ("ACJB"), is party to a revolving funding facility (as amended, the "SMBC Funding Facility"), which allows ACJB to borrow up to $400.0 million at any one time outstanding. The SMBC Funding Facility is secured by all of the assets held by ACJB. As of December 31, 2015, the end of the reinvestment period and the stated maturity date for the SMBC Funding Facility were September 14, 2017 and September 14, 2022, respectively. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement. The interest rate charged on the SMBC Funding Facility is based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over a "base rate" (as defined in the agreements governing the SMBC Funding Facility), in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. As of December 31, 2015, the interest rate in effect was LIBOR plus 1.75%. Additionally, ACJB is required to pay a commitment fee of between 0.35% and 0.875% per annum depending on the size of the unused portion of the SMBC Funding Facility. As of December 31, 2015, there was $110.0 million outstanding under the SMBC Funding Facility and we and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

  SBA Debentures

        In April 2015, our wholly owned subsidiary, Ares Venture Finance, L.P. ("AVF LP"), received a license from the SBA to operate as a Small Business Investment Company ("SBIC") under the provisions of Section 301(c) of the Small Business Investment Act of 1958, as amended. The SBA places certain limitations on the financing of investments by SBICs in portfolio companies, including regulating the types of financings, restricting investments to only include small businesses with certain characteristics or in certain industries, and requiring capitalization thresholds that may limit distributions to us.

        The license from the SBA allows AVF LP to obtain leverage by issuing the SBA Debentures, subject to issuance of a capital commitment by the SBA and other customary procedures. Leverage through the SBA Debentures is subject to required capitalization thresholds. Current SBA regulations limit the amount that any SBIC may borrow to $150.0 million and as of December 31, 2015, the amount of the SBA Debentures committed to AVF LP by the SBA was $75.0 million. The SBA Debentures are non-recourse to us, have interest payable semi-annually, have a ten-year maturity and may be prepaid at any time without penalty. As of December 31, 2015, AVF LP had $22.0 million of the SBA Debentures issued and outstanding, which mature between September 2025 and March 2026. AVF LP is subject to an annual periodic examination by an SBA examiner to determine AVF LP's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of December 31, 2015, AVF LP was materially in compliance with SBA regulatory requirements.

        The interest rate for the SBA Debentures is fixed at the time the SBA Debentures and other applicable issued SBA-guaranteed debentures can be pooled and sold to the public and is based on a spread over U.S. treasury notes with ten-year maturities. The pooling of newly issued SBA-guaranteed debentures occurs twice per year. The spread includes an annual charge as determined by the SBA (the "Annual Charge") as well as a market-driven component. Prior to the ten-year fixed interest rate being determined, the interest rate charged for the SBA Debentures is based on LIBOR plus an applicable spread of 0.30% and the Annual Charge. As of December 31, 2015, the weighted average interest rate in effect for the SBA Debentures was 3.19%.

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

        In certain circumstances, the Convertible Unsecured Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at their respective conversion rates (listed below as of December 31, 2015) subject to customary anti-dilution adjustments and the requirements of their respective indenture (the "Convertible Unsecured Notes Indentures"). Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Unsecured Notes only under certain circumstances set forth in the respective Convertible Unsecured Notes Indenture. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Unsecured Notes at any time. In addition, if we engage in certain corporate events as described in their respective Convertible Unsecured Notes Indenture, holders of the Convertible Unsecured Notes may require us to repurchase for cash all or part of the Convertible Unsecured Notes at a repurchase price equal to 100% of the principal amount of the Convertible Unsecured Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

        Certain key terms related to the convertible features for each of the Convertible Unsecured Notes as of December 31, 2015 are listed below.

	February 2016 Convertible Notes	June 2016 Convertible Notes	2017 Convertible Notes	2018 Convertible Notes	2019 Convertible Notes
Conversion premium	17.5%	17.5%	17.5%	17.5%	15.0%
Closing stock price at issuance	$16.28	$16.20	$16.46	$16.91	$17.53
Closing stock price date	January 19, 2011	March 22, 2011	March 8, 2012	October 3, 2012	July 15, 2013
Conversion price(1)	$18.33	$18.24	$18.91	$19.64	$19.99
Conversion rate (shares per one thousand dollar principal amount)(1)	54.5647	54.8342	52.8915	50.9054	50.0292
Conversion dates	August 15, 2015	December 15, 2015	September 15, 2016	July 15, 2017	July 15, 2018

(1)
Represents conversion price and conversion rate, as applicable, as of December 31, 2015, taking into account certain de minimis adjustments that will be made on the conversion date.

        See "Recent Developments," as well as Note 17 to our consolidated financial statements for the year ended December 31, 2015 for more information on the maturity and repayment of the February 2016 Convertible Notes.

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

  February 2022 Notes

        In February 2012, we issued $143.8 million in aggregate principal amount of unsecured notes, which bore interest at a rate of 7.00% per year and were scheduled to mature on February 15, 2022 (the "February 2022 Notes"). In March 2015, we redeemed the entire aggregate principal amount outstanding of the February 2022 Notes at par plus accrued and unpaid interest for a total redemption price of approximately $144.6 million, which resulted in a realized loss on the extinguishment of debt of $3.8 million.

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

  2040 Notes

        In October 2010, we issued $200.0 million in aggregate principal amount of unsecured notes, which bore interest at a rate of 7.75% per year and were scheduled to mature on October 15, 2040 (the "2040 Notes"). In October 2015, we redeemed the entire aggregate principal amount outstanding of the 2040 Notes at par plus accrued and unpaid interest for a total redemption price of approximately $200.6 million, which resulted in a realized loss on extinguishment of debt of $6.6 million.

  2047 Notes

        As part of the Allied Acquisition, we assumed $230.0 million aggregate principal amount of unsecured notes which bear interest at a rate of 6.875% and mature on April 15, 2047 (the "2047 Notes" and together with the 2018 Notes, the 2020 Notes and the October 2022 Notes, the "Unsecured Notes"). The 2047 Notes require payment of interest quarterly, and all principal is due upon maturity. These notes are redeemable in whole or in part at any time or from time to time at our option, at a par redemption price of $25.00 per security plus accrued and unpaid interest.

        As of December 31, 2015, we were in compliance in all material respects with the terms of the Convertible Unsecured Notes Indentures and the indentures governing the Unsecured Notes.

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

        See Note 5 to our consolidated financial statements for the year ended December 31, 2015 for more detail on our debt obligations.

CONTRACTUAL OBLIGATIONS

        A summary of the maturities of our principal amounts of debt and other contractual payment obligations as of December 31, 2015 are as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$515.0	$—	$—	$515.0	$—
Revolving Funding Facility	250.0	—	—	250.0	—
SMBC Funding Facility	110.0	—	—	—	110.0
SBA Debentures	22.0	—	—	—	22.0
February 2016 Convertible Notes(1)	575.0	575.0	—	—	—
June 2016 Convertible Notes	230.0	230.0	—	—	—
2017 Convertible Notes	162.5	—	162.5	—	—
2018 Convertible Notes	270.0	—	270.0	—	—
2019 Convertible Notes	300.0	—	—	300.0	—
2018 Notes	750.0	—	750.0	—	—
2020 Notes	600.0	—	—	600.0
October 2022 Notes	182.5	—	—	—	182.5
2047 Notes	229.6	—	—	—	229.6
Operating lease obligations	94.1	9.2	18.4	18.0	48.5

	$4,290.7	$814.2	$1,200.9	$1,683.0	$592.6

(1)
See "Recent Developments," as well as Note 17 to our consolidated financial statements for the year ended December 31, 2015 for more information on the maturity and repayment of the February 2016 Convertible Notes.

OFF BALANCE SHEET ARRANGEMENTS

        We have various commitments to fund investments in our portfolio, as described below.

        As of December 31, 2015 and 2014, we had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) our discretion:

	As of December 31,
(in millions)	2015	2014
Total revolving and delayed draw loan commitments	$418.9	$574.8
Less: drawn commitments	(122.9)	(111.8)

Total undrawn commitments	296.0	463.0
Less: commitments substantially at our discretion	(6.0)	(6.0)
Less: unavailable commitments due to borrowing base or other covenant restrictions	—	(2.7)

Total net adjusted undrawn revolving and delayed draw loan commitments	$290.0	$454.3

        Included within the total revolving and delayed draw loan commitments as of December 31, 2015 and 2014 were delayed draw loan commitments totaling $148.6 million and $206.4 million, respectively. Our commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels).

        Also included within the total revolving and delayed draw loan commitments as of December 31, 2015 were commitments to issue up to $42.2 million in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2015, we had $13.8 million in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For all these letters of credit issued and outstanding, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. None of these letters of credit issued and outstanding are recorded as a liability on our balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company. Of these letters of credit, $12.8 million expire in 2016 and $1.0 million expire in 2017.

        We also have commitments to co-invest in the SSLP for our portion of the SSLP's commitments to fund delayed draw loans to certain portfolio companies of the SSLP. See "Senior Secured Loan Program" above and Note 4 to our consolidated financial statements for the year ended December 31, 2015 for more information.

        As of December 31, 2015 and 2014, we were party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

	As of December 31,
(in millions)	2015	2014
Total private equity commitments	$107.0	$107.0
Less: funded private equity commitments	(20.9)	(20.4)

Total unfunded private equity commitments	86.1	86.6
Less: private equity commitments substantially our discretion	(84.6)	(84.7)

Total net adjusted unfunded private equity commitments	$1.5	$1.9

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

RECENT DEVELOPMENTS

        On February 1, 2016, we repaid in full the $575 million aggregate principal amount outstanding of the February 2016 Convertible Notes upon their maturity. We used amounts available under our revolving credit facilities to repay the outstanding indebtedness of the February 2016 Convertible Notes.

        From January 1, 2016 through February 18, 2016, we made new investment commitments of approximately $338 million, of which $307 million were funded. Of these new commitments, 52% were in first lien senior secured loans, 47% were in second lien senior secured loans and 1% were in preferred equity securities. Of the approximately $338 million of new investment commitments, 92% were floating rate, 6% were fixed rate, 1% were non-interest bearing and 1% were on non-accrual status. The weighted average yield of debt and other income producing securities funded during the period at amortized cost was 9.9%. We may seek to sell all or a portion of these new investment commitments, although there can be no assurance that we will be able to do so.

        From January 1, 2016 through February 18, 2016, we exited approximately $339 million of investment commitments. Of these investment commitments, 51% were first lien senior secured loans, 47% were second lien senior secured loans and 2% were other equity securities. Of the approximately $339 million of exited investment commitments, 97% were floating rate, 2% were non-interest bearing and 1% were fixed rate. The weighted average yield of debt and other income producing securities exited or repaid during the period at amortized cost was 9.6%. On the approximately $339 million of investment commitments exited from January 1, 2016 through February 18, 2016, we recognized total net realized gains of approximately $9 million.

        In addition, as of February 18, 2016, we had an investment backlog and pipeline of approximately $255 million and $140 million, respectively. Investment backlog includes transactions approved by our investment adviser's investment committee and/or for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore we believe are likely to close. Investment pipeline includes transactions where due diligence and analysis are in process, but no formal mandate, letter of intent or signed commitment have been issued. The consummation of any of the investments in this backlog and pipeline depends upon, among other things, one or more of the following: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. In addition, we may sell all or a portion of these investments and certain of these investments may result in the repayment of existing investments. We cannot assure you that we will make any of these investments or that we will sell all or any portion of these investments.

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

        See Note 8 to our consolidated financial statements for the year ended December 31, 2015 for more information on our valuation process.

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

Payment-in-Kind Interest

        We have loans in our portfolio that contain payment-in-kind ("PIK") provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends, even though we have not yet collected the cash.

Capital Structuring Service Fees and Other Income

        Our investment adviser seeks to provide assistance to our portfolio companies and in return we may receive fees for capital structuring services. These fees are generally only available to us as a result of our underlying investments, are normally paid at the closing of the investments, are generally non-recurring and are recognized as revenue when earned upon closing of the investment. The services that our investment adviser provides vary by investment, but generally include reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from multiple equity investors, restructuring existing loans, raising equity and debt capital, and providing general financial advice, which concludes upon closing of the investment. Any services of the above nature subsequent to the closing would generally generate a separate fee payable to us. In certain instances where we are invited to participate as a co-lender in a transaction and do not provide significant services in connection with the investment, a portion of loan fees paid to us in such situations will be deferred and amortized over the estimated life of the loan.

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

Derivative Instruments

        We do not utilize hedge accounting and as such values our derivatives at fair value with the unrealized gains or losses recorded in "net unrealized gains (losses) from foreign currency and other transactions" in our consolidated statement of operations.

Equity Offering Expenses

        Our offering costs, excluding underwriters' fees, are charged against the proceeds from equity offerings when received.

Debt Issuance Costs

        Debt issuance costs are amortized over the life of the related debt instrument using the straight line method or the effective yield method, depending on the type of debt instrument.

Income Taxes

        We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, we must (among other requirements) meet certain source-of- income and asset diversification requirements and timely distribute to our stockholders at least 90% of our investment company taxable income, as defined by the Code, for each year. We (among other requirements) have made and intend to continue to make the requisite distributions to our stockholders, which will generally relieve us from corporate-level income taxes.

        Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned.

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

        As of December 31, 2015, 80% of the investments at fair value in our portfolio bore interest at variable rates, 9% bore interest at fixed rates, 9% were non-interest earning and 2% were on non-accrual status. Additionally, for the variable rate investments, 73% of these investments contained interest rate floors (representing 59% of total investments at fair value). The Facilities all bear interest at variable rates with no interest rate floors, while the SBA Debentures, the Unsecured Notes and the Convertible Unsecured Notes bear interest at fixed rates.

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

        Based on our December 31, 2015, balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$177.0	$26.6	$150.4
Up 200 basis points	$105.4	$17.9	$87.5
Up 100 basis points	$33.9	$9.1	$24.8
Down 100 basis points	$14.2	$(3.4)	$17.6
Down 200 basis points	$14.0	$(3.4)	$17.4
Down 300 basis points	$14.0	$(3.4)	$17.4

(1)
Excludes the impact of income based fees. See Note 3 to our consolidated financial statements for the year ended December 31, 2015 for more information on the income based fees.

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

(1)
Excludes the impact of income based fees. See Note 3 to our consolidated financial statements for the year ended December 31, 2015 for more information on the income based fees.

Item 8.    Financial Statements And Supplementary Data

        See the Index to Consolidated Financial Statements.

Item 9.    Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

        None.

Item 9A.    Controls And Procedures

        (a)    Evaluation of Disclosure Controls and Procedures.    The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of December 31, 2015, to provide assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

        (b)    Management's Report on Internal Control over Financial Reporting.    The Company's management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal controls over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company's evaluation under the framework in Internal Control—Integrated Framework (2013), management concluded that the Company's internal controls over financial reporting was effective as of December 31, 2015. The Company's internal controls over financial reporting as of December 31, 2015, has been audited by our independent registered public accounting firm, KPMG LLP, as stated in its report titled "Report of Independent Registered Public Accounting Firm" on page F-2.

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

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2016 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2015, and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2016 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2015, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2016 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2015, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2016 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2015, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2016 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2015, and is incorporated herein by reference.

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

  3.
  Exhibits.

Number	Document
3.1	Articles of Amendment and Restatement, as amended*
3.2	Second Amended and Restated Bylaws, as amended(1)
4.1	Form of Stock Certificate(2)
4.2	Indenture, dated June 16, 2006, between Allied Capital Corporation and The Bank of New York, as trustee(3)
4.3	Form of Note under the Indenture, dated June 16, 2006, between Allied Capital Corporation and The Bank of New York, as trustee(3)
4.4	Third Supplemental Indenture, dated as of March 28, 2007, between Allied Capital Corporation and The Bank of New York, as trustee(4)
4.5	Form of 6.875% Notes due 2047(4)
4.6	Fourth Supplemental Indenture, dated as of April 1, 2010, among Ares Capital Corporation, Allied Capital Corporation and The Bank of New York Mellon, as trustee(5)
4.7	Indenture, dated as of October 21, 2010, between Ares Capital Corporation and U.S. Bank National Association, as trustee(6)
4.8	Third Supplemental Indenture, dated as of September 25, 2012, relating to the 5.875% Senior Notes due 2022, between Ares Capital Corporation and U.S. Bank National Association, as trustee(7)
4.9	Form of 5.875% Senior Notes due 2022(7)
4.10	Fourth Supplemental Indenture, dated as of November 19, 2013, relating to the 4.875% Senior Notes due 2018, between Ares Capital Corporation and U.S. Bank National Association, as trustee(8)
4.11	Form of 4.875% Senior Notes due 2018(8)
4.12	Fifth Supplemental Indenture, dated as of November 21, 2014, relating to the 3.875% Notes due 2020, between Ares Capital Corporation and U.S. Bank National Association, as trustee(9)
4.13	Form of 3.875% Notes due 2020(9)
4.14	Indenture, dated as of January 25, 2011, between Ares Capital Corporation and U.S. Bank National Association, as trustee(10)
4.15	Form of 5.75% Convertible Senior Notes due 2016(10)

Number	Document
4.16	Indenture, dated as of March 28, 2011, between Ares Capital Corporation and U.S. Bank National Association, as trustee(11)
4.17	Form of 5.125% Convertible Senior Notes due 2016(11)
4.18	Indenture, dated as of March 14, 2012, between Ares Capital Corporation and U.S. Bank National Association, as trustee(12)
4.19	Form of 4.875% Convertible Senior Notes due 2017(12)
4.20	Indenture, dated as of October 10, 2012, between Ares Capital Corporation and U.S. Bank National Association, as trustee(13)
4.21	Form of 4.75% Convertible Senior Notes due 2018(13)
4.22	Indenture, dated as of July 19, 2013, between Ares Capital Corporation and U.S. Bank National Association, as trustee(14)
4.23	Form of 4.375% Convertible Senior Notes due 2019(14)
10.1	Dividend Reinvestment Plan of Ares Capital Corporation(15)
10.2	Restated Investment Advisory and Management Agreement, dated as of June 6, 2011, between Ares Capital Corporation and Ares Capital Management LLC(16)
10.3	Amended and Restated Administration Agreement, dated as of June 1, 2007, between Ares Capital Corporation and Ares Operations LLC(17)
10.4	Amended and Restated Custodian Agreement, dated as of May 15, 2009, between Ares Capital Corporation and U.S. Bank National Association(18)
10.5	Amendment No. 1, dated as of December 19, 2014, to the Amended and Restated Custodian Agreement dated as of May 15, 2009, by and among Ares Capital Corporation and U.S. Bank National Association(19)
10.6	Trademark License Agreement between Ares Capital Corporation and Ares Management LLC(20)
10.7	Form of Indemnification Agreement between Ares Capital Corporation and directors and certain officers(21)
10.8	Form of Indemnification Agreement between Ares Capital Corporation and members of Ares Capital Management LLC investment committee(21)
10.9	Amended and Restated Purchase and Sale Agreement, dated as of January 22, 2010, among Ares Capital Corporation, as seller, and Ares Capital CP Funding Holdings LLC, as purchaser(22)
10.10	Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated as of June 7, 2012, among Ares Capital Corporation, as seller, and Ares Capital CP Funding Holdings LLC, as purchaser(23)
10.11	Second Tier Purchase and Sale Agreement, dated as of January 22, 2010, among Ares Capital CP Funding Holdings LLC, as seller, and Ares Capital CP Funding LLC, as purchaser(22)
10.12	Amendment No. 1 to Second Tier Purchase and Sale Agreement, dated as of June 7, 2012, among Ares Capital CP Funding Holdings LLC, as seller, and Ares Capital CP Funding LLC, as purchaser(23)

Number	Document
10.13	Amended and Restated Sale and Servicing Agreement, dated as of January 22, 2010, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer, Wachovia Bank, National Association, as note purchaser, U.S. Bank National Association, as trustee and collateral custodian, and Wells Fargo Securities, LLC, as agent(22)
10.14
Amendment No. 1 to the Amended and Restated Sale and Servicing Agreement, dated as of May 6, 2010, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer, Wells Fargo Bank, National Association, as successor by merger to Wachovia Bank as note purchaser, U.S. Bank, National Association, as trustee and collateral custodian, and Wells Fargo Securities LLC, as agent(24)
10.15
Amendment No. 2 to the Amended and Restated Sale and Servicing Agreement, dated as of January 18, 2011, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer, Wells Fargo Bank, National Association, as successor by merger to Wachovia Bank as note purchaser, U.S. Bank National Association, as trustee and collateral custodian, and Wells Fargo Securities, LLC, as agent(25)
10.16
Amendment No. 3 to the Amended and Restated Sale and Servicing Agreement, dated as of October 13, 2011, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and as transferor, Wells Fargo Bank, National Association (as successor by merger to Wachovia Bank, National Association), as note purchaser, U.S. Bank National Association, as trustee, collateral custodian and bank and Wells Fargo Securities, LLC, as agent(26)
10.17
Amendment No. 4 to the Amended and Restated Sale and Servicing Agreement, dated as of January 18, 2012, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Wells Fargo Bank, National Association (as successor by merger to Wachovia Bank, National Association), as note purchaser, Wells Fargo Securities, LLC, as agent, and U.S. Bank National Association, as collateral custodian, trustee and bank(27)
10.18
Amendment No. 5 to the Amended and Restated Sale and Servicing Agreement, dated as of June 7, 2012, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Wells Fargo Bank, National Association (as successor by merger to Wachovia Bank, National Association), as note purchaser, Wells Fargo Securities, LLC, as agent, and U.S. Bank National Association, as collateral custodian, trustee and bank(23)
10.19
Amendment No. 6 to Loan and Servicing Agreement, dated as of January 25, 2013, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Wells Fargo Securities, LLC, as agent, Wells Fargo Bank, National Association, as swingline lender, and the other lenders party thereto(28)
10.20
Omnibus Amendment, dated as of May 14, 2014, among Ares Capital CP Funding LLC, Ares Capital CP Funding Holdings LLC, Ares Capital Corporation, Wells Fargo Bank, National Association, as swingline lender and as a lender, Wells Fargo Securities, LLC, as agent, and U.S. Bank National Association, as trustee, bank and collateral custodian (amending the Loan and Servicing Agreement, dated as of January 22, 2010, the Amended and Restated Purchase and Sale Agreement, dated as of January 22, 2010, and the Second Tier Purchase and Sale Agreement, dated as of January 22, 2010)(29)
10.21
Fifth Amended and Restated Senior Secured Revolving Credit Agreement, dated as of March 26, 2015, among Ares Capital Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent(30)

Number	Document
10.22	Loan and Servicing Agreement, dated as of January 20, 2012, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, collateral agent and lender, and U.S. Bank National Association, as collateral custodian and bank(31)
10.23	Purchase and Sale Agreement, dated as of January 20, 2012, between Ares Capital JB Funding LLC, as purchaser, and Ares Capital Corporation, as seller(31)
10.24
Omnibus Amendment No. 1, dated as of September 14, 2012, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012, and the Purchase and Sale Agreement, dated as of January 20, 2012)(32)
10.25
Omnibus Amendment No. 2, dated as of December 20, 2013, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012, and the Purchase and Sale Agreement, dated as of January 20, 2012)(33)
10.26
Omnibus Amendment No. 3, dated as of June 20, 2015, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012, and the Purchase and Sale Agreement, dated as of January 20, 2012)(34)
10.27	Form of Underwriting Agreement for Equity Securities(35)
10.28	Form of Underwriting Agreement for Debt Securities(35)
10.29	Form of Equity Distribution Agreement(35)
11.1	Statement of Computation of Per Share Earnings(36)
21.1	Subsidiaries of Ares Capital Corporation*
31.1	Certification by President pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Financial Statements of Senior Secured Loan Fund LLC as of and for the years ended December 31, 2015 and December 31, 2014 (audited)*

*
Filed herewith

(1)
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

(4)
Incorporated by reference to Exhibits d.8 and d.9, as applicable, to Allied Capital's post-effective Amendment No. 3 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2/A (File No. 333-133755), filed on March 28, 2007.

(5)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663), filed on April 7, 2010.

(6)
Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K (File No. 814-00663), filed on October 22, 2010.

(7)
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

(19)
Incorporated by reference to Exhibit 10.5 to the Company's Form 10-K (File No. 814-00663) for the year ended December 31, 2014, filed on February 26, 2015.

(20)
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

(28)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663), filed on January 28, 2013.

(29)
Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 814-00663), filed on May 15, 2014.

(30)
Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 814-00663), filed on March 30, 2015.

(31)
Incorporated by reference to Exhibit 10.1 and 10.2, as applicable, to the Company's Form 8-K (File No. 814-00663), filed on January 24, 2012.

(32)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663), filed on September 17, 2012.

(33)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663), filed on December 23, 2013.

(34)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663), filed on July 1, 2015.

(35)
Incorporated by reference to Exhibits (h)(1), (h)(2) and (h)(3), as applicable, to the Company's Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-202530), filed on March 5, 2015.

(36)
Included in Note 10 to the Company's Notes to Consolidated Financial Statements filed herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ares Capital Corporation:

        We have audited the accompanying consolidated balance sheet of Ares Capital Corporation (and subsidiaries) (the Company) as of December 31, 2015 and 2014, including the consolidated schedule of investments as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity, and cash flows, and the financial highlights (included in note 14), for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2015 and 2014, by correspondence with custodians, or by other appropriate audit procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ares Capital Corporation (and subsidiaries) as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ares Capital Corporation's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2016 expressed as an unqualified opinion on the effectiveness of Ares Capital Corporation's internal control over financial reporting.

        As explained in note 8 to the consolidated financial statements, the accompanying consolidated financial statements include investments valued at $9.1 billion (175% of net assets), whose fair values have been estimated by the Board of Directors and management in the absence of readily determinable fair values. Such estimates are based on financial and other information provided by management of its portfolio companies, pertinent market and industry data, as well as input from independent valuation firms. These investments are valued in accordance with FASB ASC 820, Fair Value Measurement, which requires the Company to assume that the portfolio investments are sold in a principal market to market participants. The Company has considered its principal market as the market in which the Company exits its portfolio investments with the greatest volume and level of activity. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to these valuation techniques are observable or unobservable. $9.1 billion of investments at December 31, 2015 are valued based on unobservable inputs. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, they may fluctuate significantly over short periods of time. These determinations of fair value could differ materially from the values that would have been utilized had a ready market for these investments existed.

Los Angeles, California
February 24, 2016

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ares Capital Corporation:

        We have audited Ares Capital Corporation's (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ares Capital Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Ares Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Ares Capital Corporation (and subsidiaries) as of December 31, 2015 and 2014, including the consolidated schedule of investments as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity, and cash flows, and the financial highlights (included in note 14), for each of the years in the three-year period ended December 31, 2015, and our report dated February 24, 2016 expressed an unqualified opinion on those consolidated financial statements.

Los Angeles, California
February 24, 2016

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in thousands, except per share data)

	As of December 31,
	2015	2014
ASSETS
Investments at fair value
Non-controlled/non-affiliate company investments	$6,481,333	$6,270,075
Non-controlled affiliate company investments	195,074	228,716
Controlled affiliate company investments	2,379,089	2,529,588

Total investments at fair value (amortized cost of $9,147,646 and $8,875,095, respectively)	9,055,496	9,028,379
Cash and cash equivalents	257,056	194,555
Interest receivable	137,968	160,981
Receivable for open trades	—	859
Other assets	80,836	112,999

Total assets	$9,531,356	$9,497,773

LIABILITIES
Debt	$4,138,479	$3,924,482
Base management fees payable	34,125	34,497
Income based fees payable	31,234	33,070
Capital gains incentive fees payable	42,265	92,979
Accounts payable and other liabilities	60,587	81,892
Interest and facility fees payable	51,007	46,974
Payable for open trades	327	164

Total liabilities	4,358,024	4,214,058
Commitments and contingencies (Note 7)
STOCKHOLDERS' EQUITY
Common stock, par value $0.001 per share, 500,000 common shares authorized; 314,347 and 314,108 common shares issued and outstanding, respectively	314	314
Capital in excess of par value	5,318,277	5,328,057
Accumulated overdistributed net investment income	(894)	(32,846)
Accumulated net realized loss on investments, foreign currency transactions, extinguishment of debt and other assets	(53,013)	(166,668)
Net unrealized gains (losses) on investments, foreign currency and other transactions	(91,352)	154,858

Total stockholders' equity	5,173,332	5,283,715

Total liabilities and stockholders' equity	$9,531,356	$9,497,773

NET ASSETS PER SHARE	$16.46	$16.82

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31,
	2015	2014	2013
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest income from investments	$508,467	$439,405	$388,034
Capital structuring service fees	69,983	72,170	48,167
Dividend income	18,798	28,017	17,969
Management and other fees	—	—	949
Other income	13,455	17,488	17,054

Total investment income from non-controlled/non-affiliate company investments	610,703	557,080	472,173
From non-controlled affiliate company investments:
Interest income from investments	13,926	11,814	19,531
Capital structuring service fees	2,601	1,940	395
Dividend income	3,654	5,608	7,994
Other income	240	843	213

Total investment income from non-controlled affiliate company investments	20,421	20,205	28,133
From controlled affiliate company investments:
Interest income from investments	294,959	290,219	240,368
Capital structuring service fees	21,970	39,452	43,119
Dividend income	51,049	50,671	73,681
Management and other fees	23,906	24,596	19,254
Other income	2,342	6,736	4,993

Total investment income from controlled affiliate company investments	394,226	411,674	381,415

Total investment income	1,025,350	988,959	881,721

EXPENSES:
Interest and credit facility fees	226,967	216,019	171,495
Base management fees	134,346	127,997	104,857
Income based fees	121,390	118,273	110,511
Capital gain incentive fees	(26,721)	29,467	11,640
Administrative fees	14,244	13,689	12,317
Other general and administrative	29,612	27,383	26,390

Total expenses	499,838	532,828	437,210

NET INVESTMENT INCOME BEFORE INCOME TAXES	525,512	456,131	444,511
Income tax expense, including excise tax	17,752	18,329	14,105

NET INVESTMENT INCOME	507,760	437,802	430,406
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS, FOREIGN CURRENCY AND OTHER TRANSACTIONS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	95,031	59,053	49,763
Non-controlled affiliate company investments	26,253	76,442	(1,245)
Controlled affiliate company investments	—	(43,807)	15,207
Foreign currency transactions	6,247	2,167	—

Net realized gains	127,531	93,855	63,725
Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	(148,899)	(29,770)	22,115
Non-controlled affiliate company investments	(8,216)	18,080	(1,123)
Controlled affiliate company investments	(91,437)	69,476	(26,602)
Foreign currency and other transactions	2,342	1,578	—

Net unrealized gains (losses)	(246,210)	59,364	(5,610)

Net realized and unrealized gains (losses) from investments, foreign currency and other transactions	(118,679)	153,219	58,115
REALIZED LOSSES ON EXTINGUISHMENT OF DEBT	(10,411)	(72)	—

NET INCREASE IN STOCKHOLDERS' EQUITY RESULTING FROM OPERATIONS	$378,670	$590,949	$488,521

BASIC AND DILUTED EARNINGS PER COMMON SHARE (see Note 10)	$1.20	$1.94	$1.83

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING (see Note 10)	314,375	305,287	266,939

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2015
(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Investment Funds and Vehicles
CIC Flex, LP(10)	Investment partnership	Limited partnership units (0.94 units)		9/7/2007	$—	$263	(2)

Covestia Capital Partners, LP(10)	Investment partnership	Limited partnership interest (47.00% interest)		6/17/2008	487	1,862	(2)

HCI Equity, LLC(8)(9)(10)	Investment company	Member interest (100.00% interest)		4/1/2010	—	127

Imperial Capital Private Opportunities, LP(10)(26)	Investment partnership	Limited partnership interest (80.00% interest)		5/10/2007	4,054	16,906	(2)

Partnership Capital Growth Fund I, L.P.(10)	Investment partnership	Limited partnership interest (25.00% interest)		6/16/2006	—	692	(2)

Partnership Capital Growth Investors III, L.P.(10)(26)	Investment partnership	Limited partnership interest (2.50% interest)		10/5/2011	2,714	3,510	(2)

PCG-Ares Sidecar Investment II, L.P.(10)(26)	Investment partnership	Limited partnership interest (100.00% interest)		10/31/2014	6,521	9,254	(2)

PCG-Ares Sidecar Investment, L.P.(10)(26)	Investment partnership	Limited partnership interest (100.00% interest)		5/22/2014	2,152	242	(2)

Piper Jaffray Merchant Banking Fund I, L.P.(10)(26)	Investment partnership	Limited partnership interest (2.00% interest)		8/16/2012	1,413	1,512

Senior Secured Loan Fund LLC(8)(11)(27)	Co-investment vehicle	Subordinated certificates ($2,000,914 par due 12/2024)	8.61% (Libor + 8.00%/M)(22)	10/30/2009	1,935,401	1,884,861
		Member interest (87.50% interest)		10/30/2009	—	—

					1,935,401	1,884,861

VSC Investors LLC(10)	Investment company	Membership interest (1.95% interest)		1/24/2008	299	1,158	(2)

					1,953,041	1,920,387		37.12%

Healthcare Services
Alegeus Technologies Holdings Corp.	Benefits administration and transaction processing provider	Preferred stock (2,997 shares)		12/13/2013	3,087	1,980
		Common stock (3 shares)		12/13/2013	3	—

					3,090	1,980

American Academy Holdings, LLC	Provider of education, training, certification, networking, and consulting services to medical coders and other healthcare professionals	First lien senior secured loan ($8,810 par due 6/2019)	7.00% (Libor + 6.00%/Q)	6/27/2014	8,810	8,810	(2)(16)(21)
		First lien senior secured loan ($52,039 par due 6/2019)	7.00% (Libor + 6.00%/Q)	6/27/2014	52,039	52,039	(3)(16)(21)
		First lien senior secured loan ($2,988 par due 6/2019)	4.00% (Libor + 3.00%/Q)	6/27/2014	2,988	2,988	(4)(21)

					63,837	63,837

Argon Medical Devices, Inc.	Manufacturer and marketer of single-use specialty medical devices	Second lien senior secured loan ($9,000 par due 6/2022)	10.50% (Libor + 9.50%/Q)	12/23/2015	8,730	9,000	(2)(21)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
AwarePoint Corporation	Healthcare technology platform developer	First lien senior secured loan ($10,000 par due 6/2018)	9.50%	9/5/2014	9,934	10,000	(2)
		Warrant to purchase up to 3,213,367 shares of Series 1 preferred stock		11/14/2014	—	609	(2)

					9,934	10,609

CCS Intermediate Holdings, LLC and CCS Group Holdings, LLC(25)	Correctional facility healthcare operator	First lien senior secured revolving loan ($5,250 par due 7/2019)	6.50% (Base Rate + 3.00%/Q)	7/23/2014	5,250	4,883	(2)(21)
		First lien senior secured loan ($6,651 par due 7/2021)	5.00% (Libor + 4.00%/Q)	7/23/2014	6,626	6,186	(2)(21)
		Second lien senior secured loan ($135,000 par due 7/2022)	9.38% (Libor + 8.38%/Q)	7/23/2014	133,890	121,500	(2)(21)
		Class A units (601,937 units)		8/19/2010	—	878	(2)

					145,766	133,447

Correctional Medical Group Companies, Inc.(25)	Correctional facility healthcare operator	First lien senior secured loan ($3,088 par due 9/2021)	9.60% (Libor + 8.60%/Q)	9/29/2015	3,088	3,088	(2)(21)
		First lien senior secured loan ($4,093 par due 9/2021)	9.60% (Libor + 8.60%/Q)	9/29/2015	4,093	4,093	(2)(21)
		First lien senior secured loan ($44,707 par due 9/2021)	9.60% (Libor + 8.60%/Q)	9/29/2015	44,707	44,707	(3)(21)

					51,888	51,888

DCA Investment Holding, LLC(25)	Multi-branded dental practice management	First lien senior secured revolving loan ($145 par due 7/2021)	7.75% (Base Rate + 4.25%/Q)	7/2/2015	145	142	(2)(21)
		First lien senior secured loan ($19,089 par due 7/2021)	6.25% (Libor + 5.25%/Q)	7/2/2015	18,918	18,707	(2)(21)

					19,063	18,849

DNAnexus, Inc.	Bioinformatics company	First lien senior secured loan ($10,500 par due 10/2018)	9.25% (Libor + 8.25%/M)	3/21/2014	10,205	10,500	(2)(21)
		Warrant to purchase up to 909,092 units of Series C preferred stock		3/21/2014	—	240	(2)

					10,205	10,740

Global Healthcare Exchange, LLC and GHX Ultimate Parent Corp.	On-demand supply chain automation solutions provider	Class A common stock (2,991 shares)		3/11/2014	2,991	2,991	(2)
		Class B common stock (980 shares)		3/11/2014	30	3,788	(2)

					3,021	6,779

Greenphire, Inc. and RMCF III CIV XXIX, L.P(25)	Software provider for clinical trial management	First lien senior secured loan ($4,000 par due 12/2018)	9.00% (Libor + 8.00%/M)	12/19/2014	4,000	4,000	(2)(21)
		Limited partnership interest (99.90% interest)		12/19/2014	999	999	(2)

					4,999	4,999

INC Research Mezzanine Co-Invest, LLC	Pharmaceutical and biotechnology consulting services	Common units (1,410,000 units)		9/27/2010	—	3,352	(2)

Intermedix Corporation	Revenue cycle management provider to the emergency healthcare industry	Second lien senior secured loan ($112,000 par due 6/2020)	9.25% (Libor + 8.25%/Q)	12/27/2012	112,000	108,640	(2)(21)

LM Acquisition Holdings, LLC(9)	Developer and manufacturer of medical equipment	Class A units (426 units)		9/27/2013	660	1,732	(2)

MC Acquisition Holdings I, LLC	Healthcare professional provider	Class A units (1,338,314 shares)		1/17/2014	1,338	1,491	(2)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
MW Dental Holding Corp.(25)	Dental services provider	First lien senior secured revolving loan ($3,500 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	3,500	3,500	(2)(21)
		First lien senior secured loan ($22,616 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	22,616	22,616	(2)(21)
		First lien senior secured loan ($24,233 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	24,233	24,233	(2)(21)
		First lien senior secured loan ($47,743 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	47,743	47,743	(3)(21)
		First lien senior secured loan ($19,744 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	19,744	19,744	(4)(21)

					117,836	117,836

My Health Direct, Inc.(25)	Healthcare scheduling exchange software solution provider	First lien senior secured loan ($2,500 par due 1/2018)	10.75%	9/18/2014	2,450	2,500	(2)
		Warrant to purchase up to 4,548 shares of Series D preferred stock		9/18/2014	39	40	(2)

					2,489	2,540

Napa Management Services Corporation	Anesthesia management services provider	First lien senior secured loan ($16,000 par due 2/2019)	9.03% (Libor + 8.03%/Q)	4/15/2011	16,000	16,000	(2)(21)
		First lien senior secured loan ($54,000 par due 2/2019)	9.03% (Libor + 8.03%/Q)	4/15/2011	53,961	54,000	(3)(21)
		Common units (5,345 units)		4/15/2011	5,764	17,350	(2)

					75,725	87,350

Netsmart Technologies, Inc. and NS Holdings, Inc.	Healthcare technology provider	Second lien senior secured loan ($90,000 par due 8/2019)	10.50% (Libor + 9.50%/Q)	2/27/2015	90,000	90,000	(2)(21)
		Common stock (2,500,000 shares)		6/21/2010	760	4,450	(2)

					90,760	94,450

New Trident Holdcorp, Inc.	Outsourced mobile diagnostic healthcare service provider	Second lien senior secured loan ($80,000 par due 7/2020)	10.25% (Libor + 9.00%/Q)	8/6/2013	78,906	76,000	(2)(21)

Nodality, Inc.	Biotechnology company	First lien senior secured loan ($700 par due 2/2018)		11/12/2015	700	636	(2)(20)
		First lien senior secured loan ($150 par due 2/2018)		11/12/2015	—	—	(2)(20)
		First lien senior secured loan ($7,019 par due 2/2018)		4/25/2014	6,860	1,053	(2)(20)
		First lien senior secured loan ($2,910 par due 8/2018)		4/25/2014	2,834	437	(2)(20)
		Warrant to purchase up to 225,746 shares of Series B preferred stock		4/25/2014	—	—	(2)

					10,394	2,126

OmniSYS Acquisition Corporation, OmniSYS, LLC, and OSYS Holdings, LLC(25)	Provider of technology-enabled solutions to pharmacies	First lien senior secured loan ($12,288 par due 11/2018)	8.50% (Libor + 7.50%/Q)	11/21/2013	12,288	12,288	(3)(21)
		First lien senior secured loan ($6,906 par due 11/2018)	8.50% (Libor + 7.50%/Q)	11/21/2013	6,906	6,906	(4)(21)
		Limited liability company membership interest (1.57%)		11/21/2013	1,000	1,197	(2)

					20,194	20,391

Patterson Medical Supply, Inc.	Distributor of rehabilitation supplies and equipment	Second lien senior secured loan ($19,000 par due 8/2023)	8.75% (Libor + 7.75%/Q)	9/2/2015	18,816	18,430	(2)(21)
PerfectServe, Inc.(25)	Communications software platform provider for hospitals and physician practices	First lien senior secured loan ($9,000 par due 3/2020)	9.00% (Libor + 8.00%/M)	9/15/2015	8,661	9,000	(2)(21)
		First lien senior secured loan ($2,000 par due 7/2020)	9.00% (Libor + 8.00%/M)	9/15/2015	1,960	2,000	(2)(21)
		Warrant to purchase up to 28,428 units of Series C preferred stock		9/15/2015	180	211	(2)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Warrant to purchase up to 34,113 units of Series C preferred stock		12/26/2013	—	253	(2)

					10,801	11,464

PhyMED Management LLC	Provider of anesthesia services	Second lien senior secured loan ($47,239 par due 5/2021)	9.75% (Libor + 8.75%/Q)	12/18/2015	46,516	46,294	(2)(21)

Physiotherapy Associates Holdings, Inc.	Physical therapy provider	Class A common stock (100,000 shares)		12/13/2013	3,090	8,900

POS I Corp. (fka Vantage Oncology, Inc.)	Radiation oncology care provider	Common stock (62,157 shares)		2/3/2011	4,670	935	(2)

Reed Group Holdings, LLC	Medical disability management services provider	Equity interests		4/1/2010	—	—	(2)

Respicardia, Inc.	Developer of implantable therapies to improve cardiovascular health	Warrant to purchase up to 99,094 shares of Series C preferred stock		6/28/2012	38	28	(2)

Sage Products Holdings III, LLC	Patient infection control and preventive care solutions provider	Second lien senior secured loan ($108,679 par due 6/2020)	9.25% (Libor + 8.00%/Q)	12/13/2012	108,513	108,679	(2)(21)

Sarnova HC, LLC, Tri-Anim Health Services, Inc., and BEMS Holdings, LLC	Distributor of emergency medical service and respiratory products	Second lien senior secured loan ($60,000 par due 9/2018)	8.75% (Libor + 8.00%/M)	6/30/2014	60,000	60,000	(2)(21)

SurgiQuest, Inc.	Medical device manufacturer	Warrant to purchase up to 54,672 shares of Series D-4 convertible preferred stock		9/28/2012	—	331	(2)

Transaction Data Systems, Inc.	Pharmacy management software provider	Second lien senior secured loan ($27,500 par due 6/2022)	9.25% (Libor + 8.25%/Q)	6/15/2015	27,500	26,950	(2)(21)

U.S. Anesthesia Partners, Inc.	Anesthesiology service provider	Second lien senior secured loan ($23,500 par due 9/2020)	10.25% (Libor + 9.25%/Q)	12/14/2015	23,500	23,500	(2)(21)
		Second lien senior secured loan ($50,000 par due 9/2020)	10.25% (Libor + 9.25%/Q)	9/24/2014	50,000	50,000	(2)(21)

					73,500	73,500

Urgent Cares of America Holdings I, LLC and FastMed Holdings I, LLC(25)	Operator of urgent care clinics	First lien senior secured loan ($14,000 par due 12/2022)	7.00% (Libor + 6.00%/M)	12/1/2015	14,000	13,860	(2)(21)(28)
		First lien senior secured loan ($54,725 par due 12/2022)	7.00% (Libor + 6.00%/M)	12/1/2015	54,725	54,178	(2)(21)(28)
		Preferred units (6,000,000 units)		6/11/2015	6,000	6,412
		Series A common units (2,000,000 units)		6/11/2015	2,000	1,828
		Series C common units (800,507 units)		6/11/2015	—	589

					76,725	76,867

VistaPharm, Inc. and Vertice Pharma UK Parent Limited	Manufacturer and distributor of generic pharmaceutical products	First lien senior secured loan ($20,000 par due 12/2021)	8.00% (Base Rate + 4.50%/Q)	12/21/2015	20,000	20,000	(21)
		Preferred shares (40,662 shares)		12/21/2015	407	407	(9)

					20,407	20,407

Young Innovations, Inc.	Dental supplies and equipment manufacturer	Second lien senior secured loan ($45,000 par due 7/2019)	9.00% (Libor + 8.00%/Q)	5/30/2014	45,000	45,000	(2)(21)

					1,326,411	1,325,821		25.63%

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Other Services
American Residential Services L.L.C.	Heating, ventilation and air conditioning services provider	Second lien senior secured loan ($50,000 par due 12/2021)	9.00% (Libor + 8.00%/Q)	6/30/2014	49,600	50,000	(2)(21)

Community Education Centers, Inc. and CEC Parent Holdings LLC(8)	Offender re-entry and in-prison treatment services provider	First lien senior secured loan ($13,949 par due 12/2017)	6.25% (Libor + 5.25%/Q)	12/10/2010	13,949	13,949	(2)(13)(21)
		First lien senior secured loan ($337 par due 12/2017)	7.75% (Base Rate + 4.25%/Q)	12/10/2010	337	337	(2)(13)(21)
		Second lien senior secured loan ($21,895 par due 6/2018)	15.42% (Libor + 15.00%/Q)	12/10/2010	21,895	21,895	(2)
		Class A senior preferred units (7,846 units)		3/27/2015	9,384	9,467	(2)
		Class A junior preferred units (26,154 units)		3/27/2015	20,168	12,080	(2)
		Class A common units (134 units)		3/27/2015	—	—	(2)

					65,733	57,728

Competitor Group, Inc. and Calera XVI, LLC(25)	Endurance sports media and event operator	First lien senior secured revolving loan ($4,950 par due 11/2018)		11/30/2012	4,950	3,713	(2)(20)
		First lien senior secured loan ($52,349 par due 11/2018)		11/30/2012	52,216	39,262	(2)(20)
		Membership units (2,522,512 units)		11/30/2012	2,523	—	(2)

					59,689	42,975

Crown Health Care Laundry Services, Inc. and Crown Laundry Holdings, LLC(7)(25)	Provider of outsourced healthcare linen management solutions	First lien senior secured revolving loan ($500 par due 3/2019)	7.25% (Libor + 6.00%/Q)	3/13/2014	500	500	(2)(21)(24)
		First lien senior secured loan ($23,371 par due 3/2019)	7.25% (Libor + 6.00%/Q)	3/13/2014	23,371	23,371	(3)(21)
		Class A preferred units (2,475,000 units)		3/13/2014	2,475	3,522	(2)
		Class B common units (275,000 units)		3/13/2014	275	391	(2)

					26,621	27,784

Dwyer Acquisition Parent, Inc. and TDG Group Holding Company	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan ($31,500 par due 2/2020)	11.00%	6/12/2015	31,500	31,500	(2)
		Senior subordinated loan ($52,670 par due 2/2020)	11.00%	8/15/2014	52,670	52,670	(2)
		Common stock (32,843 shares)		8/15/2014	3,378	4,113	(2)

					87,548	88,283

Massage Envy, LLC(25)	Franchisor in the massage industry	First lien senior secured loan ($8,017 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	8,017	8,017	(2)(21)
		First lien senior secured loan ($46,434 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	46,434	46,434	(3)(21)
		First lien senior secured loan ($19,469 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	19,469	19,469	(4)(21)
		Common stock (3,000,000 shares)		9/27/2012	3,000	5,077	(2)

					76,920	78,997

McKenzie Sports Products, LLC(25)	Designer, manufacturer and distributor of hunting-related supplies	First lien senior secured loan ($39,500 par due 9/2020)	6.75% (Libor + 5.75%/M)	9/18/2014	39,500	37,920	(2)(14)(21)
		First lien senior secured loan ($45,000 par due 9/2020)	6.75% (Libor + 5.75%/M)	9/18/2014	45,000	43,200	(3)(14)(21)

					84,500	81,120

OpenSky Project, Inc. and OSP Holdings, Inc.	Social commerce platform operator	First lien senior secured loan ($2,100 par due 9/2017)	10.00%	6/4/2014	2,083	2,100	(2)
		Warrant to purchase up to 159,496 shares of Series D preferred stock		6/29/2015	48	—	(2)

					2,131	2,100

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Osmose Holdings, Inc.	Provider of structural integrity management services to transmission and distribution infrastructure	Second lien senior secured loan ($25,000 par due 8/2023)	8.75% (Libor + 7.75%/Q)	9/3/2015	24,521	24,250	(2)(21)

PODS, LLC	Storage and warehousing	Second lien senior secured loan ($17,500 par due 2/2023)	9.25% (Libor + 8.25%/Q)	2/2/2015	17,343	17,500	(2)(21)

Spin HoldCo Inc.	Laundry service and equipment provider	Second lien senior secured loan ($140,000 par due 5/2020)	8.00% (Libor + 7.00%/Q)	5/14/2013	140,000	131,600	(2)(21)

Surface Dive, Inc.	SCUBA diver training and certification provider	Second lien senior secured loan ($53,686 par due 1/2022)	9.00% (Libor + 8.00%/Q)	7/28/2015	53,686	53,686	(2)(21)
		Second lien senior secured loan ($72,000 par due 1/2022)	10.25% (Libor + 9.25%/Q)	1/29/2015	71,612	72,000	(2)(21)

					125,298	125,686

TWH Water Treatment Industries, Inc., TWH Filtration Industries, Inc. and TWH Infrastructure Industries, Inc.(25)	Wastewater infrastructure repair, treatment and filtration holding company	First lien senior secured loan ($2,240 par due 10/2019)	10.25% (Libor + 9.25%/Q)	10/10/2014	2,240	2,218	(2)(21)
		First lien senior secured loan ($36,400 par due 10/2019)	10.25% (Libor + 9.25%/Q)	10/10/2014	36,400	36,036	(3)(21)

					38,640	38,254

U.S. Security Associates Holdings, Inc	Security guard service provider	Senior subordinated loan ($25,000 par due 7/2018)	11.00%	11/24/2015	25,000	25,000	(2)

WASH Multifamily Acquisition Inc. and Coinamatic Canada Inc.	Laundry service and equipment provider	Second lien senior secured loan ($3,726 par due 5/2023)	8.00% (Libor + 7.00%/Q)	5/14/2015	3,657	3,540	(2)(21)
		Second lien senior secured loan ($21,274 par due 5/2023)	8.00% (Libor + 7.00%/Q)	5/14/2015	20,880	20,210	(2)(21)

					24,537	23,750

					848,081	815,027		15.75%

Consumer Products
Feradyne Outdoors, LLC and Bowhunter Holdings, LLC	Provider of branded archery and bowhunting accessories	First lien senior secured loan ($4,500 par due 3/2019)	4.00% (Libor + 3.00%/Q)	4/24/2014	4,500	4,365	(2)(21)
		First lien senior secured loan ($9,500 par due 3/2019)	6.55% (Libor + 5.55%/Q)	4/24/2014	9,500	9,120	(2)(18)(21)
		First lien senior secured loan ($6,742 par due 3/2019)	4.00% (Libor + 3.00%/Q)	4/24/2014	6,742	6,540	(2)(21)
		First lien senior secured loan ($50,100 par due 3/2019)	6.55% (Libor + 5.55%/Q)	4/24/2014	50,100	48,096	(3)(18)(21)
		Common units (373 units)		4/24/2014	3,733	3,390	(2)

					74,575	71,511

Indra Holdings Corp.	Designer, marketer, and distributor of rain and cold weather products	Second lien senior secured loan ($80,000 par due 11/2021)	8.50% (Libor + 7.50%/Q)	5/1/2014	78,987	72,000	(2)(21)

Matrixx Initiatives, Inc. and Wonder Holdings Acquisition Corp.	Developer and marketer of OTC healthcare products	Warrant to purchase up to 1,654,678 shares of common stock		7/27/2011	—	505	(2)
		Warrant to purchase up to 1,120 shares of preferred stock		7/27/2011	—	1,342	(2)

					—	1,847

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Oak Parent, Inc.	Manufacturer of athletic apparel	First lien senior secured loan ($2,586 par due 4/2018)	7.61% (Libor + 7.00%/Q)	4/2/2012	2,582	2,586	(3)(21)
		First lien senior secured loan ($8,232 par due 4/2018)	7.61% (Libor + 7.00%/Q)	4/2/2012	8,216	8,232	(4)(21)

					10,798	10,818

PG-ACP Co-Invest, LLC	Supplier of medical uniforms, specialized medical footwear and accessories	Class A membership units (1,000,0000 units)		8/29/2012	1,000	1,937	(2)

Plantation Products, LLC, Seed Holdings, Inc. and Flora Parent, Inc.	Provider of branded lawn and garden products	Second lien senior secured loan ($66,000 par due 6/2021)	9.54% (Libor + 8.54%/Q)	12/23/2014	65,683	66,000	(2)(21)
		Common stock (30,000 shares)		12/23/2014	3,000	4,138	(2)

					68,683	70,138

SHO Holding I Corporation	Manufacturer and distributor of slip resistant footwear	Second lien senior secured loan ($100,000 par due 4/2023)	9.50% (Libor + 8.50%/Q)	10/27/2015	97,497	98,000	(2)(21)

Shock Doctor, Inc. and Shock Doctor Holdings, LLC(7)	Developer, marketer and distributor of sports protection equipment and accessories	Second lien senior secured loan ($89,425 par due 10/2021)	11.50% (Libor + 10.50%/Q)	4/22/2015	89,425	89,425	(2)(21)
		Class A preferred units (50,000 units)		3/14/2014	5,000	5,299	(2)
		Class C preferred units (50,000 units)		4/22/2015	5,000	5,299	(2)

					99,425	100,023

The Hygenic Corporation	Designer, manufacturer and marketer of branded wellness products	Second lien senior secured loan ($70,000 par due 4/2021)	9.75% (Libor + 8.75%/Q)	2/27/2015	70,000	68,600	(2)(21)

The Step2 Company, LLC(8)	Toy manufacturer	Second lien senior secured loan ($27,583 par due 9/2019)	10.00%	4/1/2010	27,484	27,583	(2)
		Second lien senior secured loan ($4,500 par due 9/2019)	10.00%	3/13/2014	4,500	4,500	(2)
		Second lien senior secured loan ($43,196 par due 9/2019)		4/1/2010	30,802	12,527	(2)(20)
		Common units (1,116,879 units)		4/1/2011	24	—
		Class B common units (126,278,000 units)		10/30/2014	—	—	(2)
		Warrant to purchase up to 3,157,895 units		4/1/2010	—	—

					62,810	44,610

Varsity Brands Holding Co., Inc., Hercules Achievement, Inc., Hercules Achievement Holdings, Inc. and Hercules VB Holdings, Inc.	Leading manufacturer and distributor of textiles, apparel & luxury goods	Second lien senior secured loan ($55,576 par due 12/2022)	9.75% (Libor + 8.75%/Q)	12/11/2014	55,090	55,576	(2)(21)
		Second lien senior secured loan ($91,697 par due 12/2022)	9.75% (Libor + 8.75%/Q)	12/11/2014	90,901	91,697	(2)(21)
		Common stock (3,353,370 shares)		12/11/2014	3,353	4,372	(2)
		Common stock (3,353,371 shares)		12/11/2014	4,147	5,406	(2)

					153,491	157,051

					717,266	696,535		13.46%

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Power Generation
Alphabet Energy, Inc.	Technology developer to convert waste-heat into electricity	First lien senior secured loan ($3,900 par due 7/2017)	9.62%	12/16/2013	3,773	3,900	(2)
		Series B preferred stock (74,449 shares)		2/26/2014	250	400	(2)
		Warrant to purchase up to 59,524 units of Series B preferred stock		12/16/2013	146	120	(2)

					4,169	4,420

Bicent (California) Holdings LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($49,507 par due 2/2021)	8.25% (Libor + 7.25%/Q)	2/6/2014	49,507	49,507	(2)(21)

Brush Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($44,863 par due 8/2020)	6.25% (Libor + 5.25%/Q)	8/1/2013	44,863	44,863	(2)(21)
		First lien senior secured loan ($500 par due 8/2020)	7.75% (Base Rate + 4.25%/Q)	8/1/2013	500	500	(2)(21)
		First lien senior secured loan ($2,271 par due 8/2020)	6.25% (Libor + 5.25%/Q)	8/1/2013	2,271	2,271	(2)(21)
		First lien senior secured loan ($6 par due 8/2020)	7.75% (Base Rate + 4.25%/Q)	8/1/2013	6	6	(2)(21)
		First lien senior secured loan ($9,720 par due 8/2020)	6.25% (Libor + 5.25%/Q)	8/1/2013	9,720	9,720	(4)(21)
		First lien senior secured loan ($108 par due 8/2020)	7.75% (Base Rate + 4.25%/Q)	8/1/2013	108	108	(4)(21)

					57,468	57,468

CPV Maryland Holding Company II, LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($44,460 par due 12/2020)	5.00% Cash, 5.00% PIK	8/8/2014	44,460	41,348	(2)
		Warrant to purchase up to 4 units of common stock		8/8/2014	—	200	(2)

					44,460	41,548

DESRI VI Management Holdings, LLC	Wind power generation facility operator	Senior subordinated loan ($25,000 par due 12/2021)	9.75%	12/24/2014	25,000	25,000	(2)
		Non-Controlling units (10.0 units)		12/24/2014	1,483	1,378	(2)

					26,483	26,378

Grant Wind Holdings II, LLC	Wind power generation facility	Senior subordinated loan ($23,400 par due 7/2016)	10.00%	9/8/2015	23,400	23,400	(2)

Green Energy Partners, Stonewall LLC and Panda Stonewall Intermediate Holdings II LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($25,000 par due 11/2021)	6.50% (Libor + 5.50%/Q)	11/13/2014	24,753	23,000	(2)(21)
		Senior subordinated loan ($18,508 par due 12/2021)	8.00% Cash, 5.25% PIK	11/13/2014	18,508	17,398	(2)
		Senior subordinated loan ($86,519 par due 12/2021)	8.00% Cash, 5.25% PIK	11/13/2014	86,519	81,328	(2)

					129,780	121,726

Joule Unlimited Technologies, Inc. and Stichting Joule Global Foundation(25)	Renewable fuel and chemical production developer	First lien senior secured loan ($10,000 par due 10/2018)	10.00% (Libor + 9.00%/M)	3/31/2015	9,881	10,000	(2)(21)
		Warrant to purchase up to 32,051 shares of Series C-2 preferred stock		7/25/2013	—	13	(2)(9)

					9,881	10,013

La Paloma Generating Company, LLC	Natural gas fired, combined cycle plant operator	Second lien senior secured loan ($10,000 par due 2/2020)		2/20/2014	9,469	3,000	(2)(20)

Moxie Liberty LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($35,000 par due 8/2020)	7.50% (Libor + 6.50%/Q)	8/21/2013	34,714	33,250	(2)(21)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Moxie Patriot LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($35,000 par due 12/2020)	6.75% (Libor + 5.75%/Q)	12/19/2013	34,720	32,550	(2)(21)

Panda Power Annex Fund Hummel Holdings II LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($73,566 par due 10/2016)	12.00% PIK	10/27/2015	73,068	73,566	(2)

Panda Sherman Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($32,104 par due 9/2018)	9.00% (Libor + 7.50%/Q)	9/14/2012	32,104	28,893	(2)(21)

Panda Temple Power II, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($20,000 par due 4/2019)	7.25% (Libor + 6.00%/Q)	4/3/2013	19,887	17,800	(2)(21)

Panda Temple Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($24,813 par due 3/2022)	7.25% (Libor + 6.25%/Q)	3/6/2015	23,654	22,083	(2)(21)

PERC Holdings 1 LLC	Operator of recycled energy, combined heat and power, and energy efficiency facilities	Class B common units (21,653,543 units)		10/20/2014	21,654	23,299	(2)

					594,418	568,901		11.00%

Manufacturing
Cambrios Technologies Corporation	Nanotechnology-based solutions for electronic devices and computers	Warrant to purchase up to 400,000 shares of Series D-4 convertible preferred stock		8/7/2012	—	13	(2)

Chariot Acquisition, LLC(25)	Distributor and designer of aftermarket golf cart parts and accessories	First lien senior secured loan ($59,318 par due 9/2021)	7.25% (Libor + 6.25%/Q)	9/30/2015	59,318	59,318	(2)(21)(28)

Component Hardware Group, Inc.(25)	Commercial equipment	First lien senior secured revolving loan ($2,241 par due 7/2019)	5.50% (Libor + 4.50%/Q)	7/1/2013	2,241	2,218	(2)(21)
		First lien senior secured loan ($8,062 par due 7/2019)	5.50% (Libor + 4.50%/Q)	7/1/2013	8,062	7,982	(4)(21)

					10,303	10,200

Harvey Tool Company, LLC and Harvey Tool Holding, LLC(25)	Cutting tool provider to the metalworking industry	Senior subordinated loan ($27,925 par due 9/2020)	11.00%	8/13/2015	27,925	27,925	(2)
		Class A membership units (750 units)		3/28/2014	896	1,444	(2)

					28,821	29,369

Ioxus, Inc.	Energy storage devices	First lien senior secured loan ($10,168 par due 11/2017)	10.00% Cash, 2.00% PIK	4/29/2014	9,957	8,643	(2)
		Warrant to purchase up to 717,751 shares of Series AA preferred stock		4/29/2014	—	—	(2)

					9,957	8,643

KPS Global LLC	Walk-in cooler and freezer systems	First lien senior secured loan ($50,000 par due 12/2020)	9.63% (Libor + 8.63%/Q)	12/4/2015	50,000	50,000	(2)(21)

MacLean-Fogg Company and MacLean-Fogg Holdings, L.L.C.	Manufacturer and supplier for the power utility and automotive markets worldwide	Senior subordinated loan ($96,992 par due 10/2025)	10.50% Cash, 3.00% PIK	10/31/2013	96,992	96,992	(2)
		Preferred units (70,183 units)	4.50% Cash, 9.25% PIK	10/9/2015	70,782	70,782

					167,774	167,774

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
MWI Holdings, Inc.	Engineered springs, fasteners, and other precision components	First lien senior secured loan ($14,164 par due 3/2019)	7.375% (Libor + 6.125%/Q)	10/30/2015	14,164	14,164	(2)(21)
		First lien senior secured loan ($28,102 par due 3/2019)	9.375% (Libor + 8.125%/Q)	6/15/2011	28,102	28,102	(3)(21)
		First lien senior secured loan ($19,879 par due 3/2019)	9.375% (Libor + 8.125%/Q)	6/15/2011	19,879	19,879	(4)(21)

					62,145	62,145

Niagara Fiber Intermediate Corp.(25)	Insoluble fiber filler products	First lien senior secured revolving loan ($1,881 par due 5/2018)	6.75% (Libor + 5.50%/Q)	5/8/2014	1,870	1,505	(2)(21)
		First lien senior secured loan ($1,430 par due 5/2018)	6.75% (Libor + 5.50%/Q)	5/8/2014	1,421	1,144	(2)(21)
		First lien senior secured loan ($13,649 par due 5/2018)	6.75% (Libor + 5.50%/Q)	5/8/2014	13,567	10,919	(2)(21)

					16,858	13,568

Nordco Inc.(25)	Railroad maintenance-of-way machinery	First lien senior secured revolving loan ($3,750 par due 8/2020)	8.75% (Base Rate + 5.25%/Q)	8/26/2015	3,750	3,713	(2)(21)
		First lien senior secured loan ($70,250 par due 8/2020)	7.25% (Libor + 6.25%/Q)	8/26/2015	70,250	69,548	(2)(21)(28)
		First lien senior secured loan ($188 par due 8/2020)	8.75% (Base Rate + 5.25%/Q)	8/26/2015	188	186	(2)(21)(28)

					74,188	73,447

Pelican Products, Inc.	Flashlights	Second lien senior secured loan ($40,000 par due 4/2021)	9.25% (Libor + 8.25%/Q)	4/11/2014	39,955	38,400	(2)(21)

Saw Mill PCG Partners LLC	Metal precision engineered components	Common units (1,000 units)		1/30/2007	1,000	—	(2)

SI Holdings, Inc.	Elastomeric parts, mid-sized composite structures, and composite tooling	Common stock (1,500 shares)		5/30/2014	1,500	1,483	(2)

TPTM Merger Corp.(25)	Time temperature indicator products	First lien senior secured revolving loan ($750 par due 9/2018)	7.25% (Libor + 6.25%/Q)	9/12/2013	750	743	(2)(21)
		First lien senior secured loan ($22,000 par due 9/2018)	9.42% (Libor + 8.42%/Q)	9/12/2013	22,000	21,780	(3)(21)
		First lien senior secured loan ($10,000 par due 9/2018)	9.42% (Libor + 8.42%/Q)	9/12/2013	10,000	9,900	(4)(21)

					32,750	32,423

					554,569	546,783		10.57%

Business Services
2329497 Ontario Inc.(9)	Outsourced data center infrastructure and related services provider	Second lien senior secured loan ($42,480 par due 6/2019)	10.50% (Libor + 9.25%/M)	12/13/2013	43,096	26,023	(2)(21)

Brandtone Holdings Limited(9)(25)	Mobile communications and marketing services provider	First lien senior secured loan ($5,674 par due 11/2018)	9.50% (Libor + 8.50%/M)	5/11/2015	5,532	5,674	(2)(21)
		First lien senior secured loan ($3,296 par due 1/2019)	9.50% (Libor + 8.50%/M)	5/11/2015	3,209	3,296	(2)(21)
		Warrant to purchase up to 115,002 units of Series Three participating convertible preferred ordinary shares		5/11/2015	—	1	(2)

					8,741	8,971

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
CallMiner, Inc.	Provider of cloud-based conversational analytics solutions	First lien senior secured loan ($3,515 par due 5/2018)	10.00%	7/23/2014	3,499	3,515	(2)
		First lien senior secured loan ($1,939 par due 9/2018)	10.00%	7/23/2014	1,929	1,939	(2)
		Warrant to purchase up to 2,350,636 shares of Series 1 preferred stock		7/23/2014	—	—	(2)

					5,428	5,454

CIBT Holdings, Inc. and CIBT Investment Holdings, LLC(25)	Expedited travel document processing services	Class A shares (2,500 shares)		12/15/2011	2,500	4,563	(2)

CMW Parent LLC (fka Black Arrow, Inc.)	Multiplatform media firm	Series A units (32 units)		9/11/2015	—	—	(2)

Command Alkon, Incorporated and CA Note Issuer, LLC	Software solutions provider to the ready-mix concrete industry	Second lien senior secured loan ($10,000 par due 8/2020)	9.25% (Libor + 8.25%/Q)	9/28/2012	10,000	10,000	(2)(21)
		Second lien senior secured loan ($11,500 par due 8/2020)	9.25% (Libor + 8.25%/Q)	9/28/2012	11,500	11,500	(2)(21)
		Second lien senior secured loan ($26,500 par due 8/2020)	9.25% (Libor + 8.25%/Q)	9/28/2012	26,500	26,500	(2)(21)
		Senior subordinated loan ($20,301 par due 8/2021)	14.00% PIK	8/8/2014	20,301	20,301	(2)

					68,301	68,301

Compuware Parent, LLC	Web and mobile cloud performance testing and monitoring services provider	Class A-1 common stock (4,132 units)		12/15/2014	2,250	2,038	(2)
		Class B-1 common stock (4,132 units)		12/15/2014	450	408	(2)
		Class C-1 common stock (4,132 units)		12/15/2014	300	272	(2)
		Class A-2 common stock (4,132 units)		12/15/2014	—	—	(2)
		Class B-2 common stock (4,132 units)		12/15/2014	—	—	(2)
		Class C-2 common stock (4,132 units)		12/15/2014	—	—	(2)

					3,000	2,718

Directworks, Inc. and Co-Exprise Holdings, Inc.(25)	Provider of cloud-based software solutions for direct materials sourcing and supplier management for manufacturers	First lien senior secured loan ($2,333 par due 4/2018)	10.25% (Libor + 9.25%/M)	12/19/2014	2,333	2,287	(2)(21)
		Warrant to purchase up to 1,875,000 shares of Series 1 preferred stock		12/19/2014	—	—	(2)

					2,333	2,287

DTI Holdco, Inc. and OPE DTI Holdings, Inc.	Provider of legal process outsourcing and managed services	First lien senior secured loan ($990 par due 8/2020)	5.75% (Libor + 4.75%/Q)	8/19/2014	990	950	(2)(21)
		Class A common stock (7,500 shares)		8/19/2014	7,500	6,361	(2)
		Class B common stock (7,500 shares)		8/19/2014	—	—	(2)

					8,490	7,311

EN Engineering, L.L.C.(25)	Engineering and consulting services to natural gas, electric power and other energy & industrial end markets	First lien senior secured loan ($2,568 par due 6/2021)	8.50% (Base Rate + 5.00%/Q)	6/30/2015	2,568	2,568	(2)(21)(28)
		First lien senior secured loan ($22,368 par due 6/2021)	7.00% (Libor + 6.00%/Q)	6/30/2015	22,229	22,368	(2)(21)(28)

					24,797	24,936

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Faction Holdings, Inc. and The Faction Group LLC (fka PeakColo Holdings, Inc.)(25)	Wholesaler of cloud-based software applications and services	First lien senior secured revolving loan ($2,000 par due 11/2017)	7.75% (Base Rate + 4.25%/Q)	11/3/2014	2,000	2,000	(2)(21)
		First lien senior secured loan ($4,000 par due 5/2019)	9.75% (Libor + 8.75%/Q)	11/3/2014	3,932	4,000	(2)(21)
		First lien senior secured loan ($3,000 par due 12/2019)	9.75% (Libor + 8.75%/Q)	12/3/2015	3,000	3,000	(2)(21)
		Warrant to purchase up to 1,481 shares of Series A preferred stock		12/3/2015	—	—	(2)
		Warrant to purchase up to 2,037 shares of Series A preferred stock		11/3/2014	93	147	(2)

					9,025	9,147

First Insight, Inc.	Software company providing merchandising and pricing solutions to companies worldwide	Warrant to purchase up to 122,827 units of Series C preferred stock		3/20/2014	—	13	(2)

HCPro, Inc. and HCP Acquisition Holdings, LLC(8)	Healthcare compliance advisory services	Senior subordinated loan ($9,810 par due 5/2015)		3/5/2013	2,691	—	(2)(20)
		Class A units (14,293,110 units)		6/26/2008	12,793	—	(2)

					15,484	—

iControl Networks, Inc. and uControl Acquisition, LLC	Software and services company for the connected home market	Second lien senior secured loan ($20,000 par due 3/2019)	9.50% (Libor + 8.50%/Q)	2/19/2015	19,684	20,075	(2)(19)(21)
		Warrant to purchase up to 385,616 shares of Series D preferred stock		2/19/2015	—	173	(2)

					19,684	20,248

IfByPhone Inc.	Voice-based marketing automation software provider	Warrant to purchase up to 124,300 shares of Series C preferred stock		10/15/2012	88	71	(2)

Interactions Corporation	Developer of a speech recognition software based customer interaction system	Second lien senior secured loan ($2,500 par due 7/2019)	9.85% (Libor + 8.85%/Q)	6/16/2015	2,196	2,500	(2)(21)
		Second lien senior secured loan ($22,500 par due 7/2019)	9.85% (Libor + 8.85%/Q)	6/16/2015	22,155	22,500	(5)(21)
		Warrant to purchase up to 68,187 shares of Series G-3 convertible preferred stock		6/16/2015	303	303	(2)

					24,654	25,303

Investor Group Services, LLC(7)	Business consulting for private equity and corporate clients	Limited liability company membership interest (5.17% interest)		6/22/2006	—	360

iPipeline, Inc., Internet Pipeline, Inc. and iPipeline Holdings, Inc.(25)	Provider of software solutions to the insurance and financial services industry	First lien senior secured loan ($11,970 par due 8/2022)	8.25% (Libor + 7.25%/Q)	8/4/2015	11,970	11,970	(2)(21)
		First lien senior secured loan ($44,888 par due 8/2022)	8.25% (Libor + 7.25%/Q)	8/4/2015	44,888	44,888	(3)(21)
		First lien senior secured loan ($14,963 par due 8/2022)	8.25% (Libor + 7.25%/Q)	8/4/2015	14,963	14,963	(4)(21)
		Preferred stock (1,485 shares)		8/4/2015	1,485	1,912	(2)
		Common stock (647,542 shares)		8/4/2015	15	—	(2)

					73,321	73,733

IronPlanet, Inc.	Online auction platform provider for used heavy equipment	Warrant to purchase to up to 133,333 shares of Series C preferred stock		9/24/2013	214	214	(2)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Itel Laboratories, Inc.(25)	Data services provider for building materials to property insurance industry	Preferred units (1,798,391 units)		6/29/2012	1,000	1,183	(2)

Market Track Holdings, LLC	Business media consulting services company	Preferred stock (1,685 shares)		12/13/2013	2,221	2,362
		Common stock (16,251 shares)		12/13/2013	2,221	2,304

					4,442	4,666

Maximus Holdings, LLC	Provider of software simulation tools and related services	Warrant to purchase up to 1,050,013 shares of common stock		12/13/2013	—	—

Ministry Brands, LLC and MB Parent Holdings, LLC(25)	Software and payment services provider to faith-based institutions	First lien senior secured loan ($1,571 par due 11/2021)	5.25% (Libor + 4.25%/Q)	11/20/2015	1,571	1,571	(2)(21)
		First lien senior secured loan ($16,688 par due 11/2021)	10.75% (Libor + 9.75%/Q)	11/20/2015	16,688	16,688	(2)(21)
		First lien senior secured loan ($34,250 par due 11/2021)	10.75% (Libor + 9.75%/Q)	11/20/2015	33,912	34,250	(2)(21)
		Class A common units (2,000,000 units)		11/20/2015	2,000	2,000

					54,171	54,509

Multi-Ad Services, Inc.(7)	Marketing services and software provider	Preferred units (1,725,280 units)		4/1/2010	—	404
		Common units (1,725,280 units)		4/1/2010	—	—

					—	404

MVL Group, Inc.(8)	Marketing research provider	Senior subordinated loan ($441 par due 7/2012)		4/1/2010	226	226	(2)(20)
		Common stock (560,716 shares)		4/1/2010	—	—	(2)

					226	226

NAS, LLC, Nationwide Marketing Group, LLC and Nationwide Administrative Services, Inc.	Buying and marketing services organization for appliance, furniture and consumer electronics dealers	Second lien senior secured loan ($24,100 par due 12/2021)	9.75% (Libor + 8.75%/Q)	6/1/2015	24,100	23,136	(2)(21)

PHL Investors, Inc., and PHL Holding Co.(8)	Mortgage services	Class A common stock (576 shares)		7/31/2012	3,768	—	(2)

Poplicus Incorporated	Business intelligence and market analytics platform provider	First lien senior secured loan ($5,000 par due 7/2019)	8.50% (Libor + 7.50%/M)	6/25/2015	4,759	4,900	(5)(21)
		Warrant to purchase up to 2,402,991 shares of Series C preferred stock		6/25/2015	125	125	(5)

					4,884	5,025

PowerPlan, Inc. and Project Torque Ultimate Parent Corporation	Fixed asset financial management software provider	Second lien senior secured loan ($30,000 par due 2/2023)	10.75% (Libor + 9.75%/Q)	2/23/2015	29,742	30,000	(2)(21)
		Second lien senior secured loan ($50,000 par due 2/2023)	10.75% (Libor + 9.75%/Q)	2/23/2015	49,557	50,000	(3)(21)
		Class A common stock (1,980 shares)		2/23/2015	1,980	2,592	(2)
		Class B common stock (989,011 shares)		2/23/2015	20	26	(2)

					81,299	82,618

Powersport Auctioneer Holdings, LLC	Powersport vehicle auction operator	Common units (1,972 units)		3/2/2012	1,000	1,130	(2)

R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	235	(2)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Rocket Fuel Inc.	Provider of open and integrated software for digital marketing optimization	Common stock (11,405 units)		9/9/2014	40	20	(2)

Sonian Inc.	Cloud-based email archiving platform	First lien senior secured loan ($7,500 par due 9/2019)	9.00% (Libor + 8.00%/M)	9/9/2015	7,308	7,350	(5)(21)
		Warrant to purchase up to 169,045 shares of Series C preferred stock		9/9/2015	93	93	(5)

					7,401	7,443

Talari Networks, Inc.	Networking equipment provider	First lien senior secured loan ($6,000 par due 12/2018)	9.75% (Libor + 8.75%/M)	8/3/2015	5,901	6,000	(5)(21)
		Warrant to purchase up to 421,052 shares of Series D-1 preferred stock		8/3/2015	50	50	(5)

					5,951	6,050

TraceLink, Inc.(25)	Supply chain management software provider for the pharmaceutical industry	First lien senior secured loan ($4,500 par due 1/2019)	8.50% (Libor + 7.00%/M)	1/2/2015	4,413	4,500	(2)(21)
		Warrant to purchase up to 283,353 shares of Series A-2 preferred stock		1/2/2015	146	1,041	(2)

					4,559	5,541

Velocity Holdings Corp.	Hosted enterprise resource planning application management services provider	Common units (1,713,546 units)		12/13/2013	4,503	2,966

WorldPay Group PLC(9)	Payment processing provider	C2 shares (73,974 shares)		10/21/2015	11	44
		Ordinary shares (1,310,386 shares)		10/21/2015	1,128	5,931

					1,139	5,975

					507,889	480,780		9.29%

Financial Services
AllBridge Financial, LLC(8)	Asset management services	Equity interests		4/1/2010	1,140	8,037

Callidus Capital Corporation(8)	Asset management services	Common stock (100 shares)		4/1/2010	3,000	1,670

Ciena Capital LLC(8)(25)	Real estate and small business loan servicer	First lien senior secured revolving loan ($14,000 par due 12/2016)	6.00%	11/29/2010	14,000	14,000	(2)
		First lien senior secured loan ($500 par due 12/2016)	12.00%	11/29/2010	500	500	(2)
		First lien senior secured loan ($5,000 par due 12/2016)	12.00%	11/29/2010	5,000	5,000	(2)
		First lien senior secured loan ($2,500 par due 12/2016)	12.00%	11/29/2010	2,500	2,500	(2)
		Equity interests		11/29/2010	38,974	20,835	(2)

					60,974	42,835

Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($28,000 par due 5/2018)	12.75%	5/10/2012	28,000	28,000	(2)

Gordian Acquisition Corp.	Financial services firm	Common stock (526 shares)		11/30/2012	—	—	(2)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Imperial Capital Group LLC	Investment services	Class A common units (40,440 units)		5/10/2007	9,832	14,376	(2)
		2006 Class B common units (13,249 units)		5/10/2007	2	3	(2)
		2007 Class B common units (1,652 units)		5/10/2007	—	—	(2)

					9,834	14,379

Ivy Hill Asset Management, L.P.(8)(10)	Asset management services	Member interest (100.00% interest)		6/15/2009	170,961	235,526

Javlin Three LLC, Javlin Four LLC, and Javlin Five LLC(10)(25)	Asset-backed financial services	First lien senior secured revolving loan ($50,960 par due 6/2017)	8.48% (Libor + 8.25%/M)	6/24/2014	50,960	50,960	(2)

LSQ Funding Group, L.C. and LM LSQ Investors LLC(10)(25)	Asset based lender	Senior subordinated loan ($30,000 par due 6/2021)	10.50%	6/25/2015	30,000	30,000	(2)
		Membership units (3,000,000 units)		6/25/2015	3,000	2,966

					33,000	32,966

					357,869	414,373		8.01%

Education
Campus Management Corp. and Campus Management Acquisition Corp.(7)	Education software developer	Preferred stock (485,159 shares)		2/8/2008	10,520	9,315	(2)

Infilaw Holding, LLC(25)	Operator of for-profit law schools	First lien senior secured revolving loan		8/25/2011	—	—	(23)
		First lien senior secured loan ($3,626 par due 8/2016)	9.50% (Libor + 8.50%/Q)	8/25/2011	3,626	3,626	(3)(21)
		Series A preferred units (124,890 units)	9.50% (Libor + 8.50%/Q)	8/25/2011	124,890	113,650	(2)(21)
		Series B preferred units (3.91 units)		10/19/2012	9,245	9,765	(2)

					137,761	127,041

Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	Private school operator	First lien senior secured loan ($1,670 par due 12/2018)	10.50% (Libor + 9.00%/Q)	10/31/2015	1,670	1,670	(2)(21)
		Senior preferred series A-1 shares (163,902 shares)		10/31/2015	119,422	99,514	(2)
		Series B preferred stock (1,750,000 shares)		8/5/2010	5,000	—	(2)
		Series C preferred stock (2,512,586 shares)		6/7/2010	689	—	(2)
		Common stock (20 shares)		6/7/2010	—	—	(2)

					126,781	101,184

Lakeland Tours, LLC	Educational travel provider	First lien senior secured loan ($30,750 par due 6/2020)	9.77% (Libor + 8.77%/Q)	6/9/2015	30,750	30,750	(2)(21)
		First lien senior secured loan ($43,967 par due 6/2020)	9.77% (Libor + 8.77%/Q)	6/9/2015	43,960	43,967	(2)(21)
		First lien senior secured loan ($40,362 par due 6/2020)	9.77% (Libor + 8.77%/Q)	6/9/2015	40,334	40,362	(3)(21)
		Common stock (5,000 shares)		10/4/2011	5,000	9,742	(2)

					120,044	124,821

PIH Corporation(25)	Franchisor of education-based early childhood centers	First lien senior secured revolving loan ($621 par due 12/2018)	7.00% (Libor + 6.00%/Q)	12/13/2013	621	621	(2)(21)

R3 Education, Inc. and EIC Acquisitions Corp.	Medical school operator	Preferred stock (1,977 shares)		7/30/2008	494	494	(2)
		Common membership interest (15.76% interest)		9/21/2007	15,800	25,890	(2)
		Warrant to purchase up to 27,890 shares		12/8/2009	—	—	(2)

					16,294	26,384

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Regent Education, Inc.(25)	Provider of software solutions designed to optimize the financial aid and enrollment processes	First lien senior secured revolving loan ($1,000 par due 7/2016)	10.00% (Libor + 8.00%/Q)	7/1/2014	1,000	960	(2)(21)
		First lien senior secured loan ($3,000 par due 1/2018)	10.00% (Libor + 8.00%/Q)	7/1/2014	2,927	2,880	(2)(21)
		Warrant to purchase up to 987,771 shares of Series CC preferred stock		7/1/2014	—	62	(2)

					3,927	3,902

Severin Acquisition, LLC(25)	Provider of student information system software solutions to the K-12 education market	Second lien senior secured loan ($4,154 par due 7/2022)	9.75% (Libor + 8.75%/Q)	10/28/2015	4,073	4,071	(2)(21)
		Second lien senior secured loan ($15,000 par due 7/2022)	9.25% (Libor + 8.25%/Q)	7/31/2015	14,718	14,550	(2)(21)

					18,791	18,621

WCI-Quantum Holdings, Inc.	Distributor of instructional products, services and resources	Series A preferred stock (1,272 shares)		10/24/2014	1,000	1,206	(2)

					435,739	413,095		7.99%

Restaurants and Food Services
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc.	Restaurant owner and operator	First lien senior secured loan ($28,581 par due 12/2018)	9.25% (Libor + 8.25%/Q)	11/27/2006	28,581	25,151	(2)(17)(21)
		First lien senior secured loan ($10,919 par due 12/2018)	9.25% (Libor + 8.25%/Q)	11/27/2006	10,922	9,609	(3)(17)(21)
		Promissory note ($21,972 par due 12/2023)		11/27/2006	13,770	1,641	(2)
		Warrant to purchase up to 23,750 units of Series D common stock		12/18/2013	24	—	(2)

					53,297	36,401

Benihana, Inc.(25)	Restaurant owner and operator	First lien senior secured revolving loan ($969 par due 7/2018)	8.25% (Base Rate + 4.75%/Q)	8/21/2012	969	921	(2)(21)
		First lien senior secured loan ($4,839 par due 1/2019)	7.25% (Libor + 6.00%/Q)	8/21/2012	4,839	4,597	(4)(21)

					5,808	5,518

DineInFresh, Inc.	Meal-delivery provider	First lien senior secured loan ($7,500 par due 7/2018)	9.75% (Libor + 8.75%/M)	12/19/2014	7,438	7,500	(2)(21)
		Warrant to purchase up to 143,079 shares of Series A preferred stock		12/19/2014	—	4	(2)

					7,438	7,504

Garden Fresh Restaurant Corp.(25)	Restaurant owner and operator	First lien senior secured revolving loan ($1,100 par due 7/2018)	10.50% (Libor + 9.00%/Q)	10/3/2013	1,100	1,100	(2)(21)(24)
		First lien senior secured loan ($40,688 par due 7/2018)	10.50% (Libor + 9.00%/Q)	10/3/2013	40,688	40,688	(3)(21)

					41,788	41,788

Global Franchise Group, LLC and GFG Intermediate Holding, Inc.	Worldwide franchisor of quick service restaurants	First lien senior secured loan ($62,500 par due 12/2019)	10.53% (Libor + 9.53%/Q)	12/18/2014	62,500	62,500	(3)(21)

Heritage Food Service Group, Inc. and WCI-HFG Holdings, LLC	Distributor of replacement parts for commercial kitchen equipment	Second lien senior secured loan ($31,645 par due 10/2022)	9.50% (Libor + 8.50%/Q)	10/20/2015	31,645	31,012	(2)(21)
		Preferred units (3,000,000 units)		10/20/2015	3,000	3,000	(2)

					34,645	34,012

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Orion Foods, LLC(8)	Convenience food service retailer	First lien senior secured loan ($7,536 par due 9/2015)		4/1/2010	7,536	3,699	(2)(20)
		Second lien senior secured loan ($19,420 par due 9/2015)		4/1/2010	—	—	(2)(20)
		Preferred units (10,000 units)		10/28/2010	—	—	(2)
		Class A common units (25,001 units)		4/1/2010	—	—	(2)
		Class B common units (1,122,452 units)		4/1/2010	—	—	(2)

					7,536	3,699

OTG Management, LLC(25)	Airport restaurant operator	First lien senior secured revolving loan ($2,300 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	2,300	2,300	(2)(21)
		First lien senior secured loan ($10,756 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	10,756	10,756	(2)(21)
		First lien senior secured loan ($22,101 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	22,101	22,101	(2)(21)
		First lien senior secured loan ($24,688 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	24,688	24,688	(3)(21)
		Common units (3,000,000 units)		1/5/2011	3,000	11,451	(2)
		Warrant to purchase up to 7.73% of common units		6/19/2008	100	22,843	(2)

					62,945	94,139

Restaurant Holding Company, LLC	Fast food restaurant operator	First lien senior secured loan ($36,309 par due 2/2019)	8.75% (Libor + 7.75%/Q)	3/13/2014	36,076	35,219	(2)(21)

					312,033	320,780		6.20%

Oil and Gas
Lonestar Prospects, Ltd.	Sand proppant producer and distributor to the oil and natural gas industry	First lien senior secured loan ($25,286 par due 9/2018)	8.50% (Libor + 6.50% Cash, 1.00% PIK/Q)	9/18/2014	25,286	24,022	(2)(21)
		First lien senior secured loan ($49,343 par due 9/2018)	8.50% (Libor + 6.50% Cash, 1.00% PIK/Q)	9/18/2014	49,343	46,876	(3)(21)

					74,629	70,898

Petroflow Energy Corporation	Oil and gas exploration and production company	First lien senior secured loan ($52,539 par due 7/2017)		7/31/2014	49,269	19,807	(2)(20)

Primexx Energy Corporation	Privately-held oil and gas exploration and production company	Second lien senior secured loan ($125,000 par due 1/2020)	10.00% (Libor + 9.00%/M)	7/7/2015	124,524	116,250	(2)(21)

UL Holding Co., LLC and Universal Lubricants, LLC(7)	Manufacturer and distributor of re-refined oil products	Second lien senior secured loan ($12,099 par due 12/2016)		4/30/2012	9	10	(2)(20)
		Second lien senior secured loan ($51,314 par due 12/2016)		4/30/2012	37,043	42,295	(2)(20)
		Second lien senior secured loan ($5,971 par due 12/2016)		4/30/2012	4,272	4,921	(2)(20)
		Class A common units (533,351 units)		6/17/2011	4,993	—	(2)
		Class B-5 common units (272,834 units)		6/17/2011	2,492	—	(2)
		Class C common units (758,546 units)		4/25/2008	—	—	(2)
		Warrant to purchase up to 654,045 shares of Class A units		5/2/2014	—	—	(2)
		Warrant to purchase up to 26,072 shares of Class B-1 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 52,143 shares of Class B-2 units		5/2/2014	—	—	(2)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Warrant to purchase up to 26,965 shares of Class B-3 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 73,106 shares of Class B-5 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 54,263 shares of Class B-6 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 952,095 shares of Class C units		5/2/2014	—	—	(2)

					57,517	57,188

					305,939	264,143		5.11%

Containers and Packaging
Charter NEX US Holdings, Inc.	Producer of high-performance specialty films used in flexible packaging	Second lien senior secured loan ($16,000 par due 2/2023)	9.25% (Libor + 8.25%/Q)	2/5/2015	15,787	15,680	(2)(21)

GS Pretium Holdings, Inc.	Manufacturer and supplier of high performance plastic containers	Common stock (500,000 shares)		6/2/2014	500	479	(2)
ICSH, Inc.(25)	Industrial container manufacturer, reconditioner and servicer	First lien senior secured revolving loan		8/30/2011	—	—	(2)(23)
		Second lien senior secured loan ($66,000 par due 12/2019)	10.00% (Libor + 9.00%/Q)	12/31/2015	66,000	66,000	(2)(21)

					66,000	66,000

LBP Intermediate Holdings LLC(25)	Manufacturer of paper and corrugated foodservice packaging	First lien senior secured revolving loan		7/10/2015	—	—	(2)(23)
		First lien senior secured loan ($24,425 par due 7/2020)	6.50% (Libor + 5.50%/Q)	7/10/2015	24,153	24,425	(3)(21)
		First lien senior secured loan ($193 par due 7/2020)	8.00% (Base Rate + 4.50%/Q)	7/10/2015	191	193	(3)(21)

					24,344	24,618
Microstar Logistics LLC, Microstar Global Asset Management LLC, and MStar Holding Corporation	Keg management solutions provider	Second lien senior secured loan ($142,500 par due 12/2018)	8.50% (Libor + 7.50%/Q)	12/14/2012	142,500	142,500	(2)(21)
		Common stock (50,000 shares)		12/14/2012	3,951	7,270	(2)

					146,451	149,770

					253,082	256,547		4.96%

Food and Beverage
American Seafoods Group LLC and American Seafoods Partners LLC(25)	Harvester and processor of seafood	First lien senior secured loan ($19,850 par due 8/2021)	6.00% (Libor + 5.00%/Q)	8/19/2015	19,598	19,652	(2)(21)
		Second lien senior secured loan ($55,000 par due 2/2022)	10.00% (Libor + 9.00%/Q)	8/19/2015	55,000	53,900	(2)(21)
		Class A units (77,922 units)		8/19/2015	78	75	(2)
		Warrant to purchase up to 7,422,078 Class A units		8/19/2015	7,422	7,160	(2)

					82,098	80,787

Eagle Family Foods Group LLC	Manufacturer and producer of milk products	First lien senior secured loan ($64,775 par due 12/2021)	10.05% (Libor + 9.05%/Q)	12/31/2015	64,277	64,775	(2)(21)

GF Parent LLC	Producer of low-acid, aseptic food and beverage products	Class A preferred units (2,940 units)		5/13/2015	2,940	2,433	(2)
		Class A common units (59,999.74 units)		5/13/2015	60	—	(2)

					3,000	2,433

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Kettle Cuisine, LLC	Manufacturer of fresh refrigerated and frozen food products	Second lien senior secured loan ($28,500 par due 2/2022)	10.50% (Libor + 9.50%/Q)	8/21/2015	28,500	28,500	(2)(21)

KeyImpact Holdings, Inc. and JWC/KI Holdings, LLC(25)	Foodservice sales and marketing agency	First lien senior secured loan ($46,250 par due 11/2021)	7.13% (Libor + 6.13%/Q)	11/16/2015	46,250	45,788	(2)(21)(28)
		Membership units (5,000 units)		11/16/2015	5,000	5,000	(2)

					51,250	50,788

					229,125	227,283		4.39%

Automotive Services
AEP Holdings, Inc. and Arrowhead Holdco Company	Distributor of non-discretionary, mission-critical aftermarket replacement parts	First lien senior secured loan ($45,346 par due 8/2021)	7.25% (Libor + 6.25%/Q)	8/31/2015	45,346	44,893	(2)(21)(28)
		First lien senior secured loan ($904 par due 8/2021)	8.75% (Base Rate + 5.25%/Q)	8/31/2015	904	895	(2)(21)(28)
		Common stock (2,500 shares)		8/31/2015	2,500	2,518	(2)

					48,750	48,306

ChargePoint, Inc.	Developer and operator of electric vehicle charging stations	First lien senior secured loan ($10,000 par due 7/2019)	9.75% (Libor + 8.75%/M)	12/24/2014	9,821	10,000	(2)(21)
		First lien senior secured loan ($10,000 par due 1/2019)	9.75% (Libor + 8.75%/M)	12/24/2014	9,567	10,000	(2)(21)
		Warrant to purchase up to 404,563 shares of Series E preferred stock		12/24/2014	327	327	(2)

					19,715	20,327

Dent Wizard International Corporation and DWH Equity Investors, L.P.	Automotive reconditioning services	Second lien senior secured loan ($50,000 par due 10/2020)	10.25% (Libor + 9.25%/Q)	4/7/2015	50,000	50,000	(3)(21)
		Class A Common Stock (10,000 shares)		4/7/2015	333	456	(2)
		Class B Common Stock (20,000 shares)		4/7/2015	667	911	(2)

					51,000	51,367

Eckler Industries, Inc.(25)	Restoration parts and accessories provider for classic automobiles	First lien senior secured revolving loan ($2,000 par due 7/2017)	8.50% (Base Rate + 5.00%/Q)	7/12/2012	2,000	1,940	(2)(21)
		First lien senior secured loan ($7,054 par due 7/2017)	7.25% (Libor + 6.00%/Q)	7/12/2012	7,054	6,842	(2)(21)
		First lien senior secured loan ($26,581 par due 7/2017)	7.25% (Libor + 6.00%/Q)	7/12/2012	26,581	25,784	(3)(21)
		Series A preferred stock (1,800 shares)		7/12/2012	1,800	—	(2)
		Common stock (20,000 shares)		7/12/2012	200	—	(2)

					37,635	34,566

EcoMotors, Inc.	Engine developer	First lien senior secured loan ($11,480 par due 3/2018)	11.00%	9/1/2015	10,855	11,480	(2)
		Warrant to purchase up to 321,888 shares of Series C preferred stock		12/28/2012	—	347	(2)
		Warrant to purchase up to 70,000 shares of Series C preferred stock		2/24/2015	—	—	(2)

					10,855	11,827

Simpson Performance Products, Inc.	Provider of motorsports safety equipment	First lien senior secured loan ($5,006 par due 2/2020)	9.80% (Libor + 8.80%/Q)	10/19/2015	5,006	5,006	(2)(21)
		First lien senior secured loan ($19,500 par due 2/2020)	9.80% (Libor + 8.80%/Q)	2/20/2015	19,500	19,500	(3)(21)

					24,506	24,506

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
SK SPV IV, LLC	Collision repair site operators	Series A common stock (12,500 units)		8/18/2014	571	2,679	(2)
		Series B common stock (12,500 units)		8/18/2014	571	2,679	(2)

					1,142	5,358

TA THI Buyer, Inc. and TA THI Parent, Inc.	Collision repair company	Series A preferred stock (50,000 shares)		7/28/2014	5,000	9,297	(2)

					198,603	205,554		3.97%

Commercial Real Estate Finance
10th Street, LLC and New 10th Street, LLC(8)	Real estate holding company	First lien senior secured loan ($25,320 par due 11/2019)	7.00% Cash, 1.00% PIK	3/31/2014	25,320	25,320	(2)
		Senior subordinated loan ($27,235 par due 11/2019)	7.00% Cash, 1.00% PIK	4/1/2010	27,235	27,235	(2)
		Member interest (10.00% interest)		4/1/2010	594	44,520
		Option (25,000 units)		4/1/2010	25	25

					53,174	97,100

Commons R-3, LLC	Real estate developer	Real estate equity interests		4/1/2010	—	135

Crescent Hotels & Resorts, LLC and affiliates(8)	Hotel operator	Senior subordinated loan ($2,236 par due 9/2011)	15.00%	4/1/2010	—	2,670	(2)
		Common equity interest		4/1/2010	—	—

					—	2,670

					53,174	99,905		1.93%

Chemicals
Genomatica, Inc.	Developer of a biotechnology platform for the production of chemical products	Warrant to purchase 322,422 shares of Series D preferred stock		3/28/2013	—	6	(2)
K2 Pure Solutions Nocal, L.P.(25)	Chemical Producer	First lien senior secured revolving loan ($5,000 par due 8/2019)	9.125% (Libor + 8.125%/M)	8/19/2013	5,000	4,900	(2)(21)
		First lien senior secured loan ($20,694 par due 8/2019)	8.00% (Libor + 7.00%/M)	8/19/2013	20,694	20,280	(2)(21)
		First lien senior secured loan ($38,500 par due 8/2019)	8.00% (Libor + 7.00%/M)	8/19/2013	38,500	37,730	(3)(21)
		First lien senior secured loan ($19,250 par due 8/2019)	8.00% (Libor + 7.00%/M)	8/19/2013	19,250	18,865	(4)(21)

					83,444	81,775

Kinestral Technologies, Inc.	Designer of adaptive, dynamic glass for the commercial and residential markets	First lien senior secured loan ($10,000 par due 10/2018)	8.75% (Libor + 7.75%/M)	4/22/2014	9,856	10,000	(2)(21)
		Warrant to purchase up to 325,000 shares of Series A preferred stock		4/22/2014	73	151	(2)
		Warrant to purchase up to 131,883 shares of Series B preferred stock		4/9/2015	—	—	(2)

					9,929	10,151

Liquid Light, Inc.	Developer and licensor of process technology for the conversion of carbon dioxide into major chemicals	First lien senior secured loan ($2,556 par due 11/2017)	10.00%	8/13/2014	2,518	2,556	(2)
		Warrant to purchase up to 86,009 shares of Series B preferred stock		8/13/2014	77	74	(2)

					2,595	2,630

					95,968	94,562		1.83%

Hotel Services
Aimbridge Hospitality Holdings, LLC(25)	Hotel operator	First lien senior secured loan ($18,305 par due 10/2018)	8.25% (Libor + 7.00%/Q)	7/15/2015	18,066	18,305	(2)(15)(21)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Castle Management Borrower LLC	Hotel operator	First lien senior secured loan ($5,940 par due 9/2020)	5.50% (Libor + 4.50%/Q)	10/17/2014	5,940	5,940	(2)(21)
		Second lien senior secured loan ($10,000 par due 3/2021)	11.00% (Libor + 10.00%/Q)	10/17/2014	10,000	10,000	(2)(21)
		Second lien senior secured loan ($55,000 par due 3/2021)	11.00% (Libor + 10.00%/Q)	10/17/2014	55,000	55,000	(2)(21)

					70,940	70,940

					89,006	89,245		1.73%

Aerospace and Defense
Cadence Aerospace, LLC	Aerospace precision components manufacturer	First lien senior secured loan ($4,074 par due 5/2018)	6.50% (Libor + 5.25%/Q)	5/15/2012	4,057	4,074	(4)(21)
		Second lien senior secured loan ($79,657 par due 5/2019)	10.50% (Libor + 9.25%/Q)	5/10/2012	79,657	77,267	(2)(21)

					83,714	81,341

Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Senior preferred stock (775 shares)	8.00% PIK	1/17/2008	131	131	(2)
		Common stock (1,885,195 shares)		1/17/2008	2,291	2,504	(2)

					2,422	2,635

					86,136	83,976		1.62%

Environmental Services
RE Community Holdings II, Inc., Pegasus Community Energy, LLC., and MPH Energy Holdings, LP	Operator of municipal recycling facilities	Preferred stock (1,000 shares)		3/1/2011	8,839	—	(2)
		Limited partnership interest (3.13% interest)		1/8/2014	—	—	(2)

					8,839	—

Waste Pro USA, Inc	Waste management services	Second lien senior secured loan ($76,725 par due 10/2020)	8.50% (Libor + 7.50%/Q)	10/15/2014	76,725	76,725	(2)(21)

					85,564	76,725		1.48%

Health Clubs
Athletic Club Holdings, Inc.(25)	Premier health club operator	First lien senior secured loan ($41,000 par due 10/2020)	9.50% (Libor + 8.50%/Q)	10/11/2007	41,000	41,000	(2)(21)

CFW Co-Invest, L.P., NCP Curves, L.P. and Curves International Holdings, Inc.	Health club franchisor	Limited partnership interest (4,152,165 shares)		7/31/2012	4,152	3,767	(2)
		Common stock (1,680 shares)		11/12/2014	—	—	(2)(9)
		Limited partnership interest (2,218,235 shares)		7/31/2012	2,218	2,012	(2)(9)

					6,370	5,779

					47,370	46,779		0.90%

Wholesale Distribution
Flow Solutions Holdings, Inc.	Distributor of high value fluid handling, filtration and flow control products	Second lien senior secured loan ($6,000 par due 10/2018)	10.00% (Libor + 9.00%/Q)	12/16/2014	6,000	5,820	(2)(21)
		Second lien senior secured loan ($29,500 par due 10/2018)	10.00% (Libor + 9.00%/Q)	12/16/2014	29,500	28,615	(2)(21)

					35,500	34,435

					35,500	34,435		0.67%

Retail
Paper Source, Inc. and Pine Holdings, Inc.(25)	Retailer of fine and artisanal paper products	First lien senior secured loan ($9,800 par due 9/2018)	7.25% (Libor + 6.25%/Q)	9/23/2013	9,800	9,800	(4)(21)
		Class A common stock (36,364 shares)		9/23/2013	6,000	7,056	(2)

					15,800	16,856

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Things Remembered, Inc. and TRM Holdings Corporation(25)	Personalized gifts retailer	First lien senior secured revolving loan ($3,167 par due 5/2017)		5/24/2012	3,126	1,868	(2)(20)
		First lien senior secured loan ($12,878 par due 5/2018)		5/24/2012	12,606	7,598	(4)(20)

					15,732	9,466

					31,532	26,322		0.51%

Telecommunications
Adaptive Mobile Security Limited(9)	Developer of security software for mobile communications networks	First lien senior secured loan ($3,039 par due 7/2018)	10.00% (Libor + 9.00%/M)	1/16/2015	3,196	3,189	(2)(19)(21)
		First lien senior secured loan ($769 par due 10/2018)	10.00% (Libor + 9.00%/M)	1/16/2015	807	807	(2)(19)(21)

					4,003	3,996

American Broadband Communications, LLC, American Broadband Holding Company, and Cameron Holdings of NC, Inc.	Broadband communication services	Warrant to purchase up to 208 shares		11/7/2007	—	7,249
		Warrant to purchase up to 200 shares		9/1/2010	—	6,970

					—	14,219

Startec Equity, LLC(8)	Communication services	Member interest		4/1/2010	—	—

Wilcon Holdings LLC	Communications infrastructure provider	Class A common stock (2,000,000 shares)		12/13/2013	1,829	2,620

					5,832	20,835		0.40%

Printing, Publishing and Media
Batanga, Inc.(25)	Independent digital media company	First lien senior secured revolving loan ($3,000 par due 6/2016)	10.00%	10/31/2012	3,000	3,000	(2)
		First lien senior secured loan ($6,590 par due 6/2017)	10.60%	10/31/2012	6,590	6,650	(2)(19)

					9,590	9,650

Earthcolor Group, LLC	Printing management services	Limited liability company interests (9.30%)		5/18/2012	—	—

The Teaching Company, LLC and The Teaching Company Holdings, Inc.	Education publications provider	Preferred stock (10,663 shares)		9/29/2006	1,066	3,875	(2)
		Common stock (15,393 shares)		9/29/2006	3	9	(2)

					1,069	3,884

					10,659	13,534		0.26%

Computers and Electronics
Everspin Technologies, Inc.(25)	Designer and manufacturer of computer memory solutions	First lien senior secured loan ($8,000 par due 6/2019)	8.75% (Libor + 7.75%/M)	6/5/2015	7,533	7,840	(5)(21)
		Warrant to purchase up to 480,000 shares of Series B preferred stock		6/5/2015	355	355	(5)

					7,888	8,195

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Liquid Robotics, Inc.	Ocean data services provider utilizing long duration, autonomous surface vehicles	First lien senior secured loan ($5,000 par due 5/2019)	9.00% (Libor + 8.00%/M)	10/29/2015	4,876	4,900	(5)(21)
		Warrant to purchase up to 50,263 shares of Series E preferred stock		10/29/2015	76	74	(5)

					4,952	4,974

					12,840	13,169		0.26%

					$9,147,646	$9,055,496		175.04%

(1)
Other than the Company's investments listed in footnote 7 below (subject to the limitations set forth therein), the Company does not "Control" any of its portfolio companies, for the purposes of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the "Investment Company Act"). In general, under the Investment Company Act, the Company would "Control" a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. All of the Company's portfolio company investments, which as of December 31, 2015 represented 175% of the Company's net assets or 95% of the Company's total assets, are subject to legal restrictions on sales.

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

(5)
These assets are owned by the Company's consolidated subsidiary Ares Venture Finance, L.P. ("AVF LP"), are pledged as collateral for the SBA Debentures and, as a result, are not directly available to the creditors of the Company to satisfy any obligations of the Company other than AVF LP's obligations (see Note 5 to the consolidated financial statements). AVF LP operates as a Small Business Investment Company under the provisions of Section 301(c) of the Small Business Investment Act of 1958, as amended.

(6)
Investments without an interest rate are non-income producing.
(7)
As defined in the Investment Company Act, the Company is deemed to be an "Affiliated Person" and "Control" this portfolio company because it owns 5% or more of the portfolio company's outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the year ended December 31, 2015 in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to Control) are as follows:

Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
Campus Management Corp. and Campus Management Acquisition Corp.	$—	$—	$—	$—	$—	$—	$—	$—	$(846)
Cast & Crew Payroll, LLC and Centerstage Co-Investors, L.L.C.	$41,571	$121,827	$43,170	$5,049	$129	$1,312	$71	$25,920	$(11,656)
Crown Health Care Laundry Services, Inc. and Crown Laundry Holdings, LLC	$500	$1,645	$—	$1,930	$—	$—	$133	$—	$888
Investor Group Services, LLC	$—	$—	$—	$—	$—	$107	$—	$333	$(265)
Multi-Ad Services, Inc.	$—	$788	$—	$—	$—	$2,235	$—	$—	$(926)
Shock Doctor, Inc. and Shock Doctor Holdings, LLC	$108,425	$—	$14,000	$6,947	$2,472	$—	$36	$—	$(161)
UL Holding Co., LLC	$—	$251	$—	$—	$—	$—	$—	$—	$4,750
(8)
As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" and "Control" this portfolio company because it owns more than 25% of the portfolio company's outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company

  (including through a management agreement). Transactions during the year ended December 31, 2015 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control are as follows:

Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
10th Street, LLC and New 10th Street, LLC	$—	$—	$—	$8,165	$—	$950	$—	$—	$(6,407)
AllBridge Financial, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$2,233
Callidus Capital Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$(32)
Ciena Capital LLC	$—	$18,400	$—	$2,550	$—	$—	$—	$—	$11,328
Community Education Centers, Inc. and CEC Parent Holdings LLC	$—	$—	$—	$3,867	$—	$—	$72	$—	$(693)
Crescent Hotels & Resorts, LLC and affiliates	$—	$—	$—	$1,036	$—	$—	$—	$—	$2,670
HCI Equity, LLC	$—	$—	$—	$—	$—	$99	$—	$—	$(270)
HCP Acquisition Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ivy Hill Asset Management, L.P.	$—	$—	$—	$—	$—	$50,000	$—	$—	$(23,798)
MVL Group, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
Orion Foods, LLC	$—	$533	$—	$—	$—	$—	$—	$—	$1,126
PHL Investors, Inc., and PHL Holding Co.	$—	$—	$—	$—	$—	$—	$—	$—	$—
Senior Secured Loan Fund LLC*	$228,676	$329,693	$—	$276,067	$21,970	$—	$26,176	$—	$(81,057)
Startec Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
The Step2 Company, LLC	$—	$—	$—	$3,274	$—	$—	$—	$—	$3,463

*
Together with GE Global Sponsor Finance LLC and General Electric Capital Corporation (together, "GE"), the Company has co-invested through the Senior Secured Loan Fund LLC d/b/a the "Senior Secured Loan Program" (the "SSLP"). The SSLP has been capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of the Company and GE (with approval from a representative of each required); therefore, although the Company owns more than 25% of the voting securities of the SSLP, the Company does not believe that it has control over the SSLP (for purposes of the Investment Company Act or otherwise) because, among other things, these "voting securities" do not afford the Company the right to elect directors of the SSLP or any other special rights (see Note 4 to the consolidated financial statements).
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

(11)
In the first quarter of 2011, the staff of the Securities and Exchange Commission (the "Staff") informally communicated to certain business development companies ("BDCs") the Staff's belief that certain entities, which would be classified as an "investment company" under the Investment Company Act but for the exception from the definition of "investment company" set forth in Rule 3a-7 promulgated under the Investment Company Act, could not be treated as eligible portfolio companies (as defined in Section 2(a)(46) under Investment Company Act) (i.e. not eligible to included in a BDC's 70% "qualifying assets" basket). Subsequently, in August 2011 the Securities and Exchange Commission issued a concept release (the "Concept Release") which stated that "[a]s a general matter, the Commission presently does not believe that Rule 3a-7 issuers are the type of small, developing and financially troubled businesses in which the U.S. Congress intended BDCs primarily to invest" and requested comment on whether or not a 3a-7 issuer should be considered an "eligible portfolio company". The Company provided a comment letter in respect of the Concept Release and continues to believe that the language of Section 2(a)(46) of the Investment Company Act permits a BDC to treat as "eligible portfolio companies" entities that rely on the 3a-7 exception. However, given the current uncertainty in this area (including the language in the Concept Release) and subsequent discussions with the Staff, the Company has, solely for purposes of calculating the composition of its portfolio pursuant to Section 55(a) of the Investment Company Act, identified such entities, which include the SSLP, as "non-qualifying assets" should the Staff ultimately disagree with the Company's position. Pursuant to Section 55(a) of the Investment Company Act (using the Staff's methodology described above solely for this purpose), 25% of the Company's total assets are represented by investments at fair value and other assets that are considered "non-qualifying assets" as of December 31, 2015.

(12)
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

(13)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.13% on $13 million aggregate principal amount of a "first out" tranche of the portfolio company's senior term debt previously syndicated by the Company into "first out" and "last out" tranches, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(14)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.00% on $85 million aggregate principal amount of a "first out" tranche of the portfolio company's senior term debt previously syndicated by the Company into "first out" and "last out" tranches, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(15)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.50% on $62 million aggregate principal amount of a "first out" tranche of the portfolio company's senior term debt previously syndicated by the Company into "first out" and "last out" tranches, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(17)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 5.00% on $19 million aggregate principal amount of a "first out" tranche of the portfolio company's senior term debt previously syndicated by the Company into "first out" and "last out" tranches, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(18)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.55% on $42 million aggregate principal amount of a "first out" tranche of the portfolio company's first lien senior secured loans, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(19)
The Company is entitled to receive a fixed fee upon the occurrence of certain events as defined in the credit agreement governing the Company's debt investment in the portfolio company. The fair value of such fee is included in the fair value of the debt investment.

(20)
Loan was on non-accrual status as of December 31, 2015.

(21)
Loan includes interest rate floor feature.

(22)
In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from the SSLP's loan portfolio, which may result in a return to the Company greater than the contractual stated interest rate.

(23)
As of December 31, 2015, no amounts were funded by the Company under this first lien senior secured revolving loan; however, there were letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 to the consolidated financial statements for further information on letters of credit commitments related to certain portfolio companies.

(24)
As of December 31, 2015, in addition to the amounts funded by the Company under this first lien senior secured revolving loan, there were also letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 to the consolidated financial statements for further information on letters of credit commitments related to certain portfolio companies.

(25)
As of December 31, 2015, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 7 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Portfolio Company	Total revolving and delayed draw loan commitments	Less: drawn commitments	Total undrawn commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted undrawn revolving and delayed draw commitments
Aimbridge Hospitality, LLC	$2,466	$—	$2,466	$—	$—	$2,466
American Seafoods Group LLC	22,125	—	22,125	—	—	22,125
Athletic Club Holdings, Inc.	10,000	—	10,000	—	—	10,000
Batanga, Inc.	4,000	(3,000)	1,000	—	—	1,000
Benihana, Inc.	3,231	(969)	2,262	—	—	2,262
Brandtone Holdings Limited	4,539	—	4,539	—	—	4,539
CCS Intermediate Holdings, LLC	7,500	(5,250)	2,250	—	—	2,250
Chariot Acquisition, LLC	1,000	—	1,000	—	—	1,000
CIBT Holdings, Inc.	26,440	—	26,440	—	—	26,440
Ciena Capital LLC	20,000	(14,000)	6,000	(6,000)	—	—
Competitor Group, Inc.	6,250	(4,950)	1,300	—	—	1,300
Component Hardware Group, Inc.	3,734	(2,241)	1,493	—	—	1,493
Correctional Medical Group Companies, Inc.	163	—	163	—	—	163
Crown Health Care Laundry Services, Inc.	5,000	(1,272)	3,728	—	—	3,728
DCA Investment Holding, LLC	5,800	(145)	5,655	—	—	5,655
Directworks, Inc.	1,000	—	1,000	—	—	1,000
Eckler Industries, Inc.	4,000	(2,000)	2,000	—	—	2,000
EN Engineering, L.L.C.	4,932	—	4,932	—	—	4,932
Everspin Technologies, Inc.	4,000	—	4,000	—	—	4,000
Faction Holdings, Inc.	2,000	(2,000)	—	—	—	—
Garden Fresh Restaurant Corp.	5,000	(3,742)	1,258	—	—	1,258
Greenphire, Inc.	8,000	—	8,000	—	—	8,000
Harvey Tool Company, LLC	752	—	752	—	—	752
ICSH, Inc.	5,000	(703)	4,297	—	—	4,297
Infilaw Holding, LLC	25,000	(9,670)	15,330	—	—	15,330
iPipeline, Inc.	4,000	—	4,000	—	—	4,000
Itel Laboratories, Inc.	2,500	—	2,500	—	—	2,500
Javlin Three LLC	60,000	(50,960)	9,040	—	—	9,040
Joule Unlimited Technologies, Inc.	5,000	—	5,000	—	—	5,000
K2 Pure Solutions Nocal, L.P.	5,000	(5,000)	—	—	—	—
KeyImpact Holdings, Inc.	12,500	—	12,500	—	—	12,500
LBP Intermediate Holdings LLC	850	(54)	796	—	—	796
LSQ Funding Group, L.C.	10,000	—	10,000	—	—	10,000
Massage Envy, LLC	5,000	—	5,000	—	—	5,000
McKenzie Sports Products, LLC	12,000	—	12,000	—	—	12,000
Ministry Brands LLC	4,991	—	4,991	—	—	4,991
MW Dental Holding Corp.	17,250	(3,500)	13,750	—	—	13,750
My Health Direct, Inc.	1,000	—	1,000	—	—	1,000
Niagara Fiber Intermediate Corp.	1,881	(1,881)	—	—	—	—
Nordco Inc	11,250	(3,750)	7,500	—	—	7,500
OmniSYS Acquisition Corporation	2,500	—	2,500	—	—	2,500
OTG Management, LLC	19,369	(2,300)	17,069	—	—	17,069
Paper Source, Inc.	2,500	—	2,500	—	—	2,500
PerfectServe, Inc.	5,000	—	5,000	—	—	5,000
PIH Corporation	3,314	(621)	2,693	—	—	2,693
Regent Education, Inc.	2,000	(1,000)	1,000	—	—	1,000
RuffaloCODY, LLC	7,683	—	7,683	—	—	7,683
Severin Acquisition, LLC	2,900	—	2,900	—	—	2,900
Things Remembered, Inc.	5,000	(3,167)	1,833	—	—	1,833
TPTM Merger Corp.	2,500	(750)	1,750	—	—	1,750
TraceLink, Inc.	3,000	—	3,000	—	—	3,000
TWH Water Treatment Industries, Inc.	8,960	—	8,960	—	—	8,960
Urgent Cares of America Holdings I, LLC	16,000	—	16,000	—	—	16,000
Zemax, LLC	3,000	—	3,000	—	—	3,000

	$418,880	$(122,925)	$295,955	$(6,000)	$—	$289,955

(26)
As of December 31, 2015, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

Portfolio Company	Total private equity commitments	Less: funded private equity commitments	Total unfunded private equity commitments	Less: private equity commitments substantially at the discretion of the Company	Total net adjusted unfunded private equity commitments
Imperial Capital Private Opportunities, LP	$50,000	$(6,794)	$43,206	$(43,206)	$—
Partnership Capital Growth Investors III, L.P.	5,000	(4,037)	963	—	963
PCG—Ares Sidecar Investment, L.P. and PCG-Ares Sidecar Investment II, L.P.	50,000	(8,652)	41,348	(41,348)	—
Piper Jaffray Merchant Banking Fund I, L.P.	2,000	(1,413)	587	—	587

	$107,000	$(20,896)	$86,104	$(84,554)	$1,550

(27)
As of December 31, 2015, the Company had commitments to co-invest in the SSLP for its portion of the SSLP's commitment to fund delayed draw loans of up to $32.6 million. See Note 4 to the consolidated financial statements for more information on the SSLP.

(28)
Loan is included as part of a forward sale agreement. See Note 6 to the consolidated financial statements for more information on the forward sale agreement.

 ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2014
(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Investment Funds and Vehicles
CIC Flex, LP(9)	Investment partnership	Limited partnership units (0.94 units)		9/7/2007	$—	$248	(2)

Covestia Capital Partners, LP(9)	Investment partnership	Limited partnership interest (47.00% interest)		6/17/2008	487	2,100	(2)

HCI Equity, LLC(7)(8)(9)	Investment company	Member interest (100.00% interest)		4/1/2010	—	397

Imperial Capital Private Opportunities, LP(9)(31)	Investment partnership	Limited partnership interest (80.00% interest)		5/10/2007	4,654	19,005	(2)

Partnership Capital Growth Fund I, L.P.(9)	Investment partnership	Limited partnership interest (25.00% interest)		6/16/2006	—	1,526	(2)

Partnership Capital Growth Investors III, L.P.(9)(31)	Investment partnership	Limited partnership interest (2.50% interest)		10/5/2011	3,030	2,735	(2)

PCG-Ares Sidecar Investment, L.P.(9)(31)	Investment partnership	Limited partnership interest (100.00% interest)		5/22/2014	2,073	1,866	(2)

PCG-Ares Sidecar Investment II, L.P.(9)(31)	Investment partnership	Limited partnership interest (100.00% interest)		10/31/2014	6,500	6,500	(2)

Piper Jaffray Merchant Banking Fund I, L.P.(9)(31)	Investment partnership	Limited partnership interest (2.00% interest)		8/16/2012	1,074	955	(2)

Senior Secured Loan Fund LLC(7)(10)(32)	Co-investment vehicle	Subordinated certificates ($2,034,498 par due 12/2024)	8.26% (Libor + 8.00%/M)(26)	10/30/2009	2,034,498	2,065,015
		Membership interest (87.50% interest)		10/30/2009	—	—

					2,034,498	2,065,015

VSC Investors LLC(9)	Investment company	Membership interest (1.95% interest)		1/24/2008	879	1,481	(2)

					2,053,195	2,101,828		39.78%

Healthcare Services

Alegeus Technologies Holdings Corp.	Benefits administration and transaction processing provider	Preferred stock (2,997 shares)		12/13/2013	3,087	1,876
		Common stock (3 shares)		12/13/2013	3	—

					3,090	1,876

American Academy Holdings, LLC	Provider of education, training, certification, networking, and consulting services to medical coders and other healthcare professionals	First lien senior secured loan ($14,088 par due 6/2019)	4.00% (Libor + 3.00%/Q)	6/27/2014	14,088	14,088	(2)(25)
		First lien senior secured loan ($23,425 par due 6/2019)	7.00% (Libor + 6.00%/Q)	6/27/2014	23,425	23,425	(2)(13)(25)
		First lien senior secured loan ($52,039 par due 6/2019)	7.00% (Libor + 6.00%/Q)	6/27/2014	52,039	52,039	(3)(13)(25)
		First lien senior secured loan ($4,126 par due 6/2019)	4.00% (Libor + 3.00%/Q)	6/27/2014	4,126	4,126	(4)(25)

					93,678	93,678

Athletico Management, LLC and Accelerated Holdings, LLC	Provider of outpatient rehabilitation services	First lien senior secured loan ($4,000 par due 12/2020)	6.25% (Libor + 5.50%/Q)	12/2/2014	3,968	4,000	(2)(25)

AwarePoint Corporation	Healthcare technology platform developer	First lien senior secured loan ($10,000 par due 6/2018)	9.50%	9/5/2014	9,907	9,900	(2)
		Warrant to purchase up to 3,213,367 shares of Series 1 preferred stock		11/14/2014	—	—	(2)

					9,907	9,900

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
AxelaCare Holdings, Inc. and AxelaCare Investment Holdings, L.P.	Provider of home infusion services	Preferred units (8,218,160 units)		4/12/2013	822	693	(2)
		Common units (83,010 units)		4/12/2013	8	7	(2)

					830	700

California Forensic Medical Group, Incorporated(30)	Correctional facility healthcare operator	First lien senior secured loan ($48,630 par due 11/2018)	9.25% (Libor + 8.00%/Q)	11/16/2012	48,630	48,630(3	)(25)

CCS Intermediate Holdings, LLC and CCS Group Holdings, LLC(30)	Correctional facility healthcare operator	First lien senior secured revolving loan ($1,275 par due 7/2019)	5.00% (Libor + 4.00%/Q)	7/23/2014	1,275	1,249	(2)(25)
		First lien senior secured loan ($6,719 par due 7/2021)	5.00% (Libor + 4.00%/Q)	7/23/2014	6,688	6,584	(2)(25)
		Second lien senior secured loan ($135,000 par due 7/2022)	9.38% (Libor + 8.38%/Q)	7/23/2014	133,721	133,650	(2)(25)
		Class A units (601,937 units)		8/19/2010	—	1,802	(2)

					141,684	143,285

DNAnexus, Inc.	Bioinformatics company	First lien senior secured loan ($5,000 par due 10/2017)	9.25%	3/21/2014	4,802	5,000	(2)
		First lien senior secured loan ($5,000 par due 2/2018)	9.25%	3/21/2014	4,787	5,000	(2)
		Warrants to purchase up to 909,092 units of Series C preferred stock		3/21/2014	—	—	(2)

					9,589	10,000

Genocea Biosciences, Inc.	Vaccine discovery technology company	Common stock (31,500 shares)		2/10/2014	—	220	(2)

GI Advo Opco, LLC	Behavioral treatment services provider	First lien senior secured loan ($13,890 par due 6/2017)	6.00% (Libor + 4.75%/Q)	12/13/2013	14,182	13,890	(2)(25)
		First lien senior secured loan ($69 par due 6/2017)	7.00% (Base Rate + 3.75%/Q)	12/13/2013	70	69	(2)(25)

					14,252	13,959

Global Healthcare Exchange, LLC and GHX Ultimate Parent Corp.(30)	On-demand supply chain automation solutions provider	First lien senior secured loan ($231,250 par due 3/2020)	8.50% (Libor + 7.50%/Q)	3/11/2014	229,626	231,250	(2)(25)
		Class A common stock (2,475 shares)		3/11/2014	2,991	2,991	(2)
		Class B common stock (938 shares)		3/11/2014	30	2,417	(2)

					232,647	236,658

Greenphire, Inc. and RMCF III CIV XXIX, L.P(30)	Software provider for clinical trial management	First lien senior secured loan ($4,000 par due 12/2018)	9.00% (Libor + 8.00%/Q)	12/19/2014	4,000	4,000	(2)(25)
		Limited partnership interest (99.90% interest)		12/19/2014	999	999	(2)

					4,999	4,999

INC Research Mezzanine Co-Invest, LLC	Pharmaceutical and biotechnology consulting services	Common units (1,410,000 units)		9/27/2010	1,512	4,287	(2)

Intermedix Corporation	Revenue cycle management provider to the emergency healthcare industry	Second lien senior secured loan ($112,000 par due 6/2020)	9.25% (Libor + 8.25%/Q)	12/27/2012	112,000	110,880	(2)(25)

LM Acquisition Holdings, LLC(8)	Developer and manufacturer of medical equipment	Class A units (426 units)		9/27/2013	1,000	1,721	(2)

MC Acquisition Holdings I, LLC	Healthcare professional provider	Class A units (1,338,314 units)		1/17/2014	1,338	1,863	(2)

Monte Nido Holdings, LLC	Outpatient eating disorder treatment provider	First lien senior secured loan ($44,750 par due 12/2019)	8.00% (Libor + 7.00%/M)	12/20/2013	44,750	42,065	(3)(19)(25)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
MW Dental Holding Corp.(30)	Dental services provider	First lien senior secured loan ($6,485 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	6,485	6,485	(2)(25)
		First lien senior secured loan ($24,484 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	24,484	24,484	(2)(25)
		First lien senior secured loan ($48,238 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	48,238	48,238	(3)(25)
		First lien senior secured loan ($19,949 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	19,949	19,949	(4)(25)

					99,156	99,156

My Health Direct, Inc.(30)	Healthcare scheduling exchange software solution provider	First lien senior secured loan ($3,000 par due 1/2018)	10.75%	9/18/2014	2,907	3,000	(2)
		Warrant to purchase up to 4,548 shares of Series D preferred stock		9/18/2014	39	39	(2)

					2,946	3,039

Napa Management Services Corporation	Anesthesia management services provider	First lien senior secured loan ($13,000 par due 2/2019)	6.00% (Libor + 5.00%/Q)	4/15/2011	13,000	13,000	(2)(25)
		First lien senior secured loan ($80,234 par due 2/2019)	6.00% (Libor + 5.00%/Q)	4/15/2011	80,234	80,234	(2)(21)(25)
		First lien senior secured loan ($33,266 par due 2/2019)	6.00% (Libor + 5.00%/Q)	4/15/2011	33,215	33,266	(3)(21)(25)
		Common units (5,345 units)		4/15/2011	5,764	11,760	(2)

					132,213	138,260

Netsmart Technologies, Inc. and NS Holdings, Inc.	Healthcare technology provider	First lien senior secured loan ($2,760 par due 12/2017)	8.75% (Libor + 7.50%/Q)	12/18/2012	2,760	2,760	(2)(17)(25)
		First lien senior secured loan ($34,912 par due 12/2017)	8.75% (Libor + 7.50%/Q)	12/18/2012	34,912	34,912	(2)(17)(25)
		Common stock (2,500,000 shares)		6/21/2010	2,500	5,426	(2)

					40,172	43,098

New Trident Holdcorp, Inc.	Outsourced mobile diagnostic healthcare service provider	Second lien senior secured loan ($80,000 par due 7/2020)	10.25% (Libor + 9.00%/Q)	8/6/2013	78,667	78,400	(2)(25)

Nodality, Inc.	Biotechnology company	First lien senior secured loan ($8,000 par due 2/2018)	8.90%	4/25/2014	7,768	8,000	(2)
		First lien senior secured loan ($3,000 par due 8/2018)	8.90%	4/25/2014	2,900	3,000	(2)
		Warrant to purchase up to 164,179 shares of Series B preferred stock		4/25/2014	—	41	(2)

					10,668	11,041

OmniSYS Acquisition Corporation, OmniSYS, LLC, and OSYS Holdings, LLC(30)	Provider of technology-enabled solutions to pharmacies	First lien senior secured loan ($20,475 par due 11/2018)	8.50% (Libor + 7.50%/Q)	11/21/2013	20,475	20,475	(2)(25)
		Limited liability company membership interest (1.57%)		11/21/2013	1,000	1,258	(2)

					21,475	21,733

PerfectServe, Inc.(30)	Communications software platform provider for hospitals and physician practices	First lien senior secured revolving loan ($500 par due 6/2015)	7.50%	12/26/2013	500	500	(2)
		First lien senior secured loan ($2,500 par due 10/2017)	10.00%	12/26/2013	2,479	2,500	(2)
		First lien senior secured loan ($3,372 par due 4/2017)	10.00%	12/26/2013	3,348	3,372	(2)
		Warrants to purchase up to 34,113 units of Series C preferred stock		12/26/2013	—	84	(2)

					6,327	6,456

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
PGA Holdings, Inc.	Provider of patient surveys, management reports and national databases for the integrated healthcare delivery system	Preferred stock (333 shares)		3/12/2008	125	21	(2)
		Common stock (16,667 shares)		3/12/2008	167	1,051	(2)

					292	1,072

PhyMED Management LLC	Provider of anesthesia services	First lien senior secured loan ($10,000 par due 11/2020)	5.25% (Libor + 4.25%/M)	11/18/2014	9,927	10,000	(2)(25)

Physiotherapy Associates Holdings, Inc.	Physical therapy provider	Class A common stock (100,000 shares)		12/13/2013	3,090	2,465

POS I Corp. (fka Vantage Oncology, Inc.)	Radiation oncology care provider	Common stock (62,157 shares)		2/3/2011	4,670	1,222	(2)

Reed Group Holdings, LLC	Medical disability management services provider	Equity interests		4/1/2010	—	—	(2)

Respicardia, Inc.	Developer of implantable therapies to improve cardiovascular health	First lien senior secured loan ($1,400 par due 7/2015)	11.00%	6/28/2012	1,399	1,400	(2)
		Warrants to purchase up to 99,094 shares of Series C preferred stock		6/28/2012	38	28	(2)

					1,437	1,428

Sage Products Holdings III, LLC	Patient infection control and preventive care solutions provider	Second lien senior secured loan ($120,000 par due 6/2020)	9.25% (Libor + 8.00%/Q)	12/13/2012	119,775	120,000	(2)(25)

Sarnova HC, LLC, Tri-Anim Health Services, Inc., and BEMS Holdings, LLC	Distributor of emergency medical service and respiratory products	Second lien senior secured loan ($60,000 par due 9/2018)	8.75% (Libor + 8.00%/M)	6/30/2014	60,000	60,000	(2)(25)

SurgiQuest, Inc.	Medical device manufacturer	Warrants to purchase up to 54,672 shares of Series D-4 convertible preferred stock		9/28/2012	—	—	(2)

U.S. Anesthesia Partners, Inc.	Anesthesiology service provider	First lien senior secured loan ($49,725 par due 12/2019)	6.00% (Libor + 5.00%/Q)	6/26/2014	49,725	49,725	(2)(25)
		Second lien senior secured loan ($50,000 par due 9/2020)	9.00% (Libor + 8.00%/Q)	9/24/2014	50,000	50,000	(2)(25)

					99,725	99,725

Young Innovations, Inc.	Dental supplies and equipment manufacturer	Second lien senior secured loan ($45,000 par due 7/2019)	9.00% (Libor + 8.00%/Q)	5/30/2014	45,000	45,000	(2)(25)

					1,459,414	1,470,816		27.84%

Other Services

American Residential Services L.L.C.	Heating, ventilation and air conditioning services provider	Second lien senior secured loan ($50,000 par due 12/2021)	9.00% (Libor + 8.00%/Q)	6/30/2014	49,534	50,000	(2)(25)

Capital Investments and Ventures Corp.(30)	SCUBA diver training and certification provider	First lien senior secured loan ($60,654 par due 8/2020)	8.00% (Base Rate + 4.75%/Q)	8/9/2012	60,334	60,654	(2)(25)
		First lien senior secured loan ($21,181 par due 8/2020)	8.00% (Base Rate + 4.75%/Q)	8/9/2012	21,181	21,181	(3)(25)
		First lien senior secured loan ($7,534 par due 8/2020)	8.00% (Base Rate + 4.75%/Q)	8/9/2012	7,534	7,534	(4)(25)

					89,049	89,369

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Community Education Centers, Inc.	Offender re-entry and in-prison treatment services provider	First lien senior secured loan ($14,130 par due 3/2015)	6.25% (Libor + 5.25%/Q)	12/10/2010	14,130	14,130	(2)(18)(25)
		First lien senior secured loan ($156 par due 3/2015)	7.50% (Base Rate + 4.25%/Q)	12/10/2010	156	156	(2)(18)(25)
		Second lien senior secured loan ($48,377 par due 12/2015)		12/10/2010	47,169	39,858	(2)(24)
		Warrants to purchase up to 654,618 shares		12/10/2010	—	—	(2)

					61,455	54,144

Competitor Group, Inc. and Calera XVI, LLC(30)	Endurance sports media and event operator	First lien senior secured revolving loan ($2,850 par due 11/2018)	10.00% (Base Rate + 6.75%/Q)	11/30/2012	2,850	2,565	(2)(25)
		First lien senior secured revolving loan ($900 par due 11/2018)	9.00% (Libor + 7.75%/Q)	11/30/2012	900	810	(2)(25)
		First lien senior secured loan ($24,444 par due 11/2018)	10.50% (Libor + 7.75% Cash, 1.50% PIK /Q)	11/30/2012	24,444	21,999	(2)(25)
		First lien senior secured loan ($29,931 par due 11/2018)	10.50% (Libor + 7.75% Cash, 1.50% PIK /Q)	11/30/2012	29,931	26,938	(3)(25)
		Membership units (2,500,000 units)		11/30/2012	2,519	275	(2)(9)

					60,644	52,587

Crown Health Care Laundry Services, Inc. and Crown Laundry Holdings, LLC(6)(30)	Provider of outsourced linen management solutions to the healthcare industry	First lien senior secured revolving loan ($700 par due 3/2019)	8.25% (Libor + 7.00%/Q)	3/13/2014	700	700	(2)(25)(28)
		First lien senior secured loan ($24,316 par due 3/2019)	8.25% (Libor + 7.00%/Q)	3/13/2014	24,316	24,316	(2)(25)
		Class A preferred units (2,475,000 units)		3/13/2014	2,475	2,723	(2)
		Class B common units (275,000 units)		3/13/2014	275	303	(2)

					27,766	28,042

Dwyer Acquisition Parent, Inc. and TDG Group Holding Company	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan ($52,670 par due 2/2020)	11.00%	8/15/2014	52,670	52,670	(2)
		Common stock (30,000 shares)		8/15/2014	3,000	3,439	(2)

					55,670	56,109

GHS Interactive Security, LLC and LG Security Holdings, LLC(30)	Originates residential security alarm contracts	First lien senior secured loan ($8,578 par due 5/2018)	7.50% (Libor + 6.00%/S)	12/13/2013	8,626	8,578	(25)
		Class A membership units (1,560,000 units)		12/13/2013	1,607	728

					10,233	9,306

Massage Envy, LLC(30)	Franchisor in the massage industry	First lien senior secured loan ($28,245 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	28,245	28,245	(2)(25)
		First lien senior secured loan ($47,716 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	47,716	47,716	(3)(25)
		Common stock (3,000,000 shares)		9/27/2012	3,000	4,306	(2)

					78,961	80,267

McKenzie Sports Products, LLC(30)	Designer, manufacturer and distributor of hunting-related supplies	First lien senior secured loan ($84,500 par due 9/2020)	6.75% (Libor + 5.75%/M)	9/18/2014	84,500	83,654	(2)(12)(25)

OpenSky Project, Inc.	Social commerce platform operator	First lien senior secured loan ($3,000 par due 9/2017)	10.00%	6/4/2014	2,960	3,000	(2)
		Warrant to purchase up to 46,996 shares of Series D preferred stock		6/4/2014	48	48	(2)

					3,008	3,048

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
PODS Funding Corp. II	Storage and warehousing	First lien senior secured loan ($3,899 par due 12/2018)	7.00% (Libor + 6.00%/Q)	3/12/2014	3,899	3,899	(25)
		First lien senior secured loan ($33,989 par due 12/2018)	7.00% (Libor + 6.00%/Q)	3/12/2014	33,989	33,989	(25)

					37,888	37,888

Spin HoldCo Inc.	Laundry service and equipment provider	Second lien senior secured loan ($140,000 par due 5/2020)	8.00% (Libor + 7.00%/M)	5/14/2013	140,000	137,200	(2)(25)

TWH Water Treatment Industries, Inc., TWH Filtration Industries, Inc. and TWH Infrastructure Industries, Inc.(30)	Wastewater infrastructure repair, treatment and filtration company	First lien senior secured loan ($2,240 par due 10/2019)	10.25% (Libor + 9.25%/Q)	10/10/2014	2,240	2,240	(2)(25)
		First lien senior secured loan ($36,400 par due 10/2019)	10.25% (Libor + 9.25%/Q)	10/10/2014	36,400	36,400	(2)(25)

					38,640	38,640

United Road Towing, Inc.	Towing company	Warrants to purchase up to 607 shares		4/1/2010	—	—

Wash Multifamily Laundry Systems, LLC	Laundry service and equipment provider	Second lien senior secured loan ($78,000 par due 2/2020)	7.75% (Libor + 6.75%/Q)	6/26/2012	78,000	78,000	(2)(25)

					815,348	798,254		15.11%

Consumer Products

Feradyne Outdoors, LLC and Bowhunter Holdings, LLC(30)	Provider of branded archery and bowhunting accessories	First lien senior secured loan ($50,100 par due 3/2019)	6.55% (Libor + 5.55%/Q)	4/24/2014	50,100	50,100	(2)(22)(25)
		First lien senior secured loan ($6,953 par due 3/2019)	4.00% (Libor + 3.00%/Q)	4/24/2014	6,953	6,953	(2)(25)
		Common units (300 units)		4/24/2014	3,000	2,573	(2)

					60,053	59,626

Implus Footcare, LLC	Provider of footwear and other accessories	Preferred stock (455 shares)	6.00% PIK	10/31/2011	4,740	4,740	(2)
		Common stock (455 shares)		10/31/2011	—	1,414	(2)

					4,740	6,154

Indra Holdings Corp.	Designer, marketer, and distributor of rain and cold weather products	Second lien senior secured loan ($80,000 par due 11/2021)	8.50% (Libor + 7.50%/Q)	5/1/2014	78,814	79,199	(2)(25)

Matrixx Initiatives, Inc. and Wonder Holdings Acquisition Corp.	Developer and marketer of OTC healthcare products	Warrants to purchase up to 1,489 shares of preferred stock		7/27/2011	—	921	(2)
		Warrants to purchase up to 1,654,678 shares of common stock		7/27/2011	—	—	(2)

					—	921

Oak Parent, Inc.	Manufacturer of athletic apparel	First lien senior secured loan ($30,256 par due 4/2018)	7.50% (Libor + 7.00%/Q)	4/2/2012	30,172	30,256	(3)(25)
		First lien senior secured loan ($157 par due 4/2018)	9.25% (Base Rate + 6.00%/Q)	4/2/2012	157	157	(3)(25)
		First lien senior secured loan ($8,551 par due 4/2018)	7.50% (Libor + 7.00%/Q)	4/2/2012	8,527	8,551	(4)(25)
		First lien senior secured loan ($44 par due 4/2018)	9.25% (Base Rate + 6.00%/Q)	4/2/2012	44	44	(4)(25)

					38,900	39,008

PG-ACP Co-Invest, LLC	Supplier of medical uniforms, specialized medical footwear and accessories	Class A membership units (1,000,0000 units)		8/29/2012	1,000	1,444	(2)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Plantation Products, LLC, Seed Holdings, Inc. and Flora Parent, Inc.(30)	Provider of branded lawn and garden products	First lien senior secured revolving loan ($9,007 par due 12/2020)	5.00% (Libor + 4.00%/Q)	12/23/2014	9,007	9,007	(2)(25)
		First lien senior secured loan ($79,000 par due 12/2020)	5.00% (Libor + 4.00%/Q)	12/23/2014	78,545	79,000	(2)(25)
		Second lien senior secured loan ($66,000 par due 6/2021)	9.94% (Libor + 8.94%/Q)	12/23/2014	65,620	66,000	(2)(25)
		Common stock (30,000 shares)		12/23/2014	3,000	3,000	(2)

					156,172	157,007

Shock Doctor, Inc. and BRP Hold 14, LLC(30)	Developer, marketer and distributor of sports protection equipment and accessories.	First lien senior secured loan ($1,333 par due 3/2020)	8.75% (Libor + 7.75%/Q)	3/14/2014	1,333	1,333	(2)(25)
		First lien senior secured loan ($5,721 par due 3/2020)	8.75% (Libor + 7.75%/Q)	3/14/2014	5,721	5,721	(2)(25)
		First lien senior secured loan ($53,729 par due 3/2020)	8.75% (Libor + 7.75%/Q)	3/14/2014	53,729	53,729	(3)(25)
		First lien senior secured loan ($19,950 par due 3/2020)	8.75% (Libor + 7.75%/Q)	3/14/2014	19,950	19,950	(4)(25)
		Class A preferred units (50,000 units)		3/14/2014	5,000	5,529	(2)

					85,733	86,262

The Step2 Company, LLC(7)	Toy manufacturer	Second lien senior secured loan ($27,583 par due 9/2019)	10.00% PIK	4/1/2010	27,463	27,583	(2)
		Second lien senior secured loan ($4,500 par due 9/2019)	10.00%	3/13/2014	4,500	4,500	(2)
		Second lien senior secured loan ($37,207 par due 9/2019)		4/1/2010	30,802	9,043	(2)(24)
		Common units (1,116,879 units)		4/1/2010	24	—
		Class B common units (126,278,000 units)		10/30/2014	—	—	(2)
		Warrants to purchase up to 3,157,895 units		4/1/2010	—	—

					62,789	41,126

Varsity Brands Holding Co., Inc., Hercules Achievement, Inc., Hercules Achievement Holdings, Inc. and Hercules VB Holdings, Inc.	Leading manufacturer and distributor of textiles, apparel & luxury goods	Second lien senior secured loan ($180,000 par due 12/2022)	9.75% (Libor + 8.75%/M)	12/11/2014	178,200	180,000	(2)(25)
		Common stock (3,353,371 shares)		12/11/2014	4,147	4,147	(2)
		Common stock (3,353,371 shares)		12/11/2014	3,353	3,353	(2)

					185,700	187,500

Woodstream Corporation	Pet products manufacturer	First lien senior secured loan ($12 par due 8/2016)	7.00% (Base Rate + 3.75%/Q)	4/18/2012	12	12	(4)(25)
		First lien senior secured loan ($4,804 par due 8/2016)	6.00% (Libor + 5.00%/Q)	4/18/2012	4,804	4,804	(4)(25)
		Senior subordinated loan ($80,000 par due 2/2017)	11.50%	4/18/2012	78,178	80,000	(2)
		Common stock (4,254 shares)		1/22/2010	1,222	2,816	(2)

					84,216	87,632

					758,117	745,879		14.12%

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Power Generation
Alphabet Energy, Inc.	Technology developer to convert waste-heat into electricity	First lien senior secured loan ($1,960 par due 7/2017)	9.50%	12/16/2013	1,894	1,960	(2)
		First lien senior secured loan ($2,880 par due 7/2017)	9.62%	12/16/2013	2,683	2,880	(2)
		Series B preferred stock (74,449 shares)		2/26/2014	250	250	(2)
		Warrant to purchase up to 59,524 shares of Series B preferred stock		12/16/2013	146	125	(2)

					4,973	5,215

Bicent (California) Holdings LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($49,706 par due 2/2021)	8.25% (Libor + 7.25%/Q)	2/6/2014	49,706	49,706	(2)(25)

Brush Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($1,730 par due 8/2020)	7.50% (Base Rate + 4.25%/Q)	8/1/2013	1,730	1,730	(2)(25)
		First lien senior secured loan ($86,384 par due 8/2020)	6.25% (Libor + 5.25%/Q)	8/1/2013	86,384	86,384	(2)(25)

					88,114	88,114

CPV Maryland Holding Company II, LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($42,838 par due 12/2020)	5.00% Cash, 5.00% PIK	8/8/2014	42,838	42,838	(2)
		Warrant to purchase up to 4 units of common stock		8/8/2014	—	200	(2)

					42,838	43,038

DESRI VI Management Holdings, LLC	Wind and solar power generation facility operator	Senior subordinated loan ($26,500 par due 12/2021)	9.75%	12/24/2014	26,500	26,500	(2)
		Non-controlling units (10.0 units)		12/24/2014	1,483	1,483	(2)

					27,983	27,983

DESRI Wind Development Acquisition Holdings, L.L.C.	Wind and solar power generation facility operator	Senior subordinated loan ($14,750 par due 8/2021)	9.25%	8/26/2014	14,750	14,750	(2)
		Non-controlling units (7.5 units)		8/26/2014	806	806	(2)

					15,556	15,556

Green Energy Partners, Stonewall LLC and Panda Stonewall Intermediate Holdings II LLC(30)	Gas turbine power generation facilities operator	Senior subordinated loan ($81,500 par due 12/2021)	13.25%	11/13/2014	81,500	81,500	(2)

Joule Unlimited Technologies, Inc. and Stichting Joule Global Foundation	Renewable fuel and chemical production developer	First lien senior secured loan ($5,909 par due 2/2017)	10.00%	7/25/2013	5,873	5,909	(2)(23)
		Warrant to purchase up to 32,051 shares of Series C-2 preferred stock		7/25/2013	—	39	(2)(8)

					5,873	5,948

La Paloma Generating Company, LLC	Natural gas fired, combined cycle plant operator	Second lien senior secured loan ($10,000 par due 2/2020)	9.25% (Libor + 8.25%/Q)	2/20/2014	9,652	9,400	(2)(25)

Moxie Liberty LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($100,000 par due 8/2020)	7.50% (Libor + 6.50%/Q)	8/21/2013	98,900	100,000	(2)(25)

Moxie Patriot LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($100,000 par due 12/2020)	6.75% (Libor + 5.75%/Q)	12/19/2013	99,000	100,000	(2)(25)

Panda Sherman Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($32,429 par due 9/2018)	9.00% (Libor + 7.50%/Q)	9/14/2012	32,429	32,429	(2)(25)
Panda Temple Power II, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($20,000 par due 4/2019)	7.25% (Libor + 6.00%/Q)	4/3/2013	19,852	20,000	(2)(25)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Panda Temple Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($60,000 par due 7/2018)	11.50% (Libor + 10.00%/Q)	7/17/2012	58,719	60,000	(2)(25)

PERC Holdings 1 LLC	Operator of recycled energy, combined heat and power, and energy efficiency facilities	Class B common units (21,653,543 units)		10/20/2014	21,654	21,654	(2)

					656,749	660,543		12.50%

Business Services
2329497 Ontario Inc.(8)	Outsourced data center infrastructure and related services provider	Second lien senior secured loan ($42,480 par due 6/2019)	10.50% (Libor + 9.25%/M)	12/13/2013	43,323	36,006	(2)(25)

BlackArrow, Inc.	Advertising and data solutions software platform provider	First lien senior secured loan ($8,000 par due 9/2017)	9.25%	3/13/2014	7,782	8,000	(2)
		Warrant to purchase up to 517,386 units of Series C preferred stock		3/13/2014	—	76	(2)

					7,782	8,076

CallMiner, Inc.	Provider of cloud-based conversational analytics solutions	First lien senior secured loan ($4,000 par due 5/2018)	10.00%	7/23/2014	3,973	4,000	(2)
		First lien senior secured loan ($2,000 par due 9/2018)	10.00%	7/23/2014	1,986	2,000	(2)
		Warrant to purchase up to 2,350,636 shares of Series 1 preferred stock		7/23/2014	—	—	(2)

					5,959	6,000

Cast & Crew Payroll, LLC and Centerstage Co-Investors, L.L.C.(6)(30)	Payroll and accounting services provider to the entertainment industry	First lien senior secured loan ($27,930 par due 10/2019)	4.00% (Libor + 3.00%/Q)	12/24/2012	27,930	27,930	(2)(25)
		First lien senior secured loan ($53,569 par due 10/2019)	7.00% (Libor + 6.00%/Q)	12/24/2012	53,569	53,569	(2)(16)(25)
		First lien senior secured loan ($41,813 par due 10/2019)	7.00% (Libor + 6.00%/Q)	12/24/2012	41,813	41,813	(3)(16)(25)
		Class A membership units (2,500,000 units)		12/24/2012	57	5,885	(2)
		Class B membership units (2,500,000 units)		12/24/2012	57	5,885	(2)

					123,426	135,082

CIBT Investment Holdings, LLC	Expedited travel document processing services	Class A shares (2,500 shares)		12/15/2011	2,500	4,915	(2)

Command Alkon, Incorporated and CA Note Issuer, LLC	Software solutions provider to the ready-mix concrete industry	Second lien senior secured loan ($10,000 par due 8/2020)	9.25% (Libor + 8.25%/Q)	9/28/2012	10,000	10,000	(2)(25)
		Second lien senior secured loan ($26,500 par due 8/2020)	9.25% (Libor + 8.25%/Q)	9/28/2012	26,500	26,500	(2)(25)
		Second lien senior secured loan ($11,500 par due 8/2020)	9.25% (Libor + 8.25%/Q)	9/28/2012	11,500	11,500	(2)(25)
		Senior subordinated loan ($17,621 par due 8/2021)	14.00% PIK	8/8/2014	17,621	17,621	(2)

					65,621	65,621

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Compuware Parent, LLC	Web and mobile cloud performance testing and monitoring services provider	Class A-1 common stock (4,132 units)		12/15/2014	2,250	2,527	(2)
		Class B-1 common stock (4,132 units)		12/15/2014	450	505	(2)
		Class C-1 common stock (4,132 units)		12/15/2014	300	337	(2)
		Class A-2 common stock (4,132 units)		12/15/2014	—	—	(2)
		Class B-2 common stock (4,132 units)		12/15/2014	—	—	(2)
		Class C-2 common stock (4,132 units)		12/15/2014	—	—	(2)

					3,000	3,369

Coverall North America, Inc.	Commercial janitorial services provider	Letter of credit facility		1/17/2013	—	—	(29)

Directworks, Inc. and Co-Exprise Holdings, Inc.(30)	Provider of cloud-based software solutions for direct materials sourcing and supplier management for manufacturers	First lien senior secured loan ($2,500 par due 4/2018)	10.25% (Libor + 9.25%/M)	12/19/2014	2,500	2,500	(2)(25)
		Warrant to purchase up to 1,875,000 shares of Series 1 preferred stock		12/19/2014	—	—	(2)

					2,500	2,500

DTI Holdco, Inc. and OPE DTI Holdings, Inc.	Provider of legal process outsourcing and managed services	First lien senior secured loan ($1,000 par due 8/2020)	5.75% (Libor + 4.75%/Q)	8/19/2014	1,000	1,000	(2)(25)
		Class A common stock (7,500 shares)		8/19/2014	7,500	8,383	(2)
		Class B common stock (7,500 shares)		8/19/2014	—	—	(2)

					8,500	9,383

First Insight, Inc.	SaaS company providing merchandising and pricing solutions to companies worldwide	First lien senior secured loan ($3,267 par due 4/2017)	9.50%	3/20/2014	3,193	3,267	(2)
		Warrants to purchase up to 122,827 units of Series C preferred stock		3/20/2014	—	6	(2)

					3,193	3,273

HCPro, Inc. and HCP Acquisition Holdings, LLC(7)	Healthcare compliance advisory services	Senior subordinated loan ($9,398 par due 5/2015)		3/5/2013	2,691	—	(2)(24)
		Class A units (14,293,110 units)		6/26/2008	12,793	—	(2)

					15,484	—

IfByPhone Inc.	Voice-based marketing automation software provider	Warrant to purchase up to 124,300 shares of Series C preferred stock		10/15/2012	88	79	(2)

Investor Group Services, LLC(6)	Business consulting for private equity and corporate clients	Limited liability company membership interest (7.75% interest)		6/22/2006	—	625

IronPlanet, Inc.(30)	Online auction platform provider for used heavy equipment	First lien senior secured revolving loan		9/24/2013	—	—	(2)(27)
		Warrant to purchase to up to 133,333 shares of Series C preferred stock		9/24/2013	214	244	(2)

					214	244

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
ISS #2, LLC(30)	Provider of repairs, refurbishments and services to the broader industrial end user markets	First lien senior secured loan ($54,767 par due 6/2018)	6.50% (Libor + 5.50%/M)	6/5/2013	54,767	54,767	(2)(25)
		First lien senior secured loan ($4,900 par due 6/2018)	6.50% (Libor + 5.50%/M)	6/5/2013	4,900	4,900	(2)(25)
		First lien senior secured loan ($44,325 par due 6/2018)	6.50% (Libor + 5.50%/Q)	6/5/2013	44,325	44,325	(3)(25)

					103,992	103,992

Itel Laboratories, Inc.(30)	Data services provider for building materials to property insurance industry	Preferred units (1,798,391 units)		6/29/2012	1,000	1,289	(2)

Market Track Holdings, LLC	Business media consulting services company	Preferred stock (1,500 shares)		12/13/2013	1,982	1,912
		Common stock (15,000 shares)		12/13/2013	1,982	1,780

					3,964	3,692

Maximus Holdings, LLC	Provider of software simulation tools and related services	Warrants to purchase up to 1,050,013 shares of common stock		12/13/2013	—	610

Multi-Ad Services, Inc.(6)	Marketing services and software provider	Preferred units (1,725,280 units)		4/1/2010	788	2,118
		Common units (1,725,280 units)		4/1/2010	—	—

					788	2,118

MVL Group, Inc.(7)	Marketing research provider	Senior subordinated loan ($430 par due 7/2012)		4/1/2010	226	226	(2)(24)
		Common stock (560,716 shares)		4/1/2010	—	—	(2)

					226	226

NComputing, Inc.	Desktop virtualization hardware and software technology service provider	Warrant to purchase up to 462,726 shares of Series C preferred stock		3/20/2013	—	12	(2)

PeakColo Holdings, Inc. and Powered by Peak LLC(30)	Wholesaler of cloud-based software applications and services	First lien senior secured loan ($4,000 par due 11/2018)	9.75% (Libor + 8.75%/M)	11/3/2014	3,909	3,920	(2)(25)
		Warrant to purchase up to 2,037 shares of Series A preferred stock		11/3/2014	93	93	(2)

					4,002	4,013

PHL Investors, Inc., and PHL Holding Co.(7)	Mortgage services	Class A common stock (576 shares)		7/31/2012	3,768	—	(2)

Powersport Auctioneer Holdings, LLC	Powersport vehicle auction operator	Common units (1,972 units)		3/2/2012	1,000	963	(2)

R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	181	(2)

Rocket Fuel Inc.	Provider of open and integrated software for digital marketing optimization	Common stock (11,405 units)		9/9/2014	40	92	(2)

Ship Investor & Cy S.C.A.(8)	Payment processing provider	Common stock (936,693 shares)		12/13/2013	1,729	3,135

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Tripwire, Inc.(30)	IT security software provider	First lien senior secured loan ($65,716 par due 5/2018)	7.00% (Libor + 5.75%/Q)	5/23/2011	65,716	66,373	(2)(25)
		First lien senior secured loan ($38,582 par due 5/2018)	7.00% (Libor + 5.75%/Q)	5/23/2011	38,582	38,968	(3)(25)
		First lien senior secured loan ($7,716 par due 5/2018)	7.00% (Libor + 5.75%/Q)	5/23/2011	7,716	7,794	(4)(25)
		Class A common stock (2,970 shares)		5/23/2011	2,970	4,098	(2)
		Class B common stock (2,655,638 shares)		5/23/2011	30	11,602	(2)

					115,014	128,835

Velocity Holdings Corp.	Hosted enterprise resource planning application management services provider	Common units (1,713,546 units)		12/13/2013	4,503	3,270

Venturehouse-Cibernet Investors, LLC	Financial settlement services for intercarrier wireless roaming	Equity interest		4/1/2010	—	—	(2)

					521,866	527,601		9.99%

Education

Campus Management Corp. and Campus Management Acquisition Corp.(6)	Education software developer	Preferred stock (485,159 shares)		2/8/2008	10,520	10,161	(2)

Infilaw Holding, LLC(30)	Operator of for-profit law schools	First lien senior secured revolving loan		8/25/2011	—	—	(2)(27)
		First lien senior secured loan ($1 par due 8/2016)	9.50% (Libor + 8.50%/Q)	8/25/2011	1	1	(2)(25)
		First lien senior secured loan ($9,411 par due 8/2016)	9.50% (Libor + 8.50%/Q)	8/25/2011	9,411	9,411	(3)(25)
		Series A preferred units (124,890 units)	9.50% (Libor + 8.50%/Q)	8/25/2011	124,890	124,890	(2)(25)
		Series B preferred units (3.91 units)		10/19/2012	9,245	12,840	(2)

					143,547	147,142

Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	Private school operator	First lien senior secured loan ($58,798 par due 12/2016)		4/24/2013	52,972	47,039	(2)(24)
		First lien senior secured loan ($1,996 par due 12/2016)		6/13/2014	1,996	1,597	(2)(24)
		Series B preferred stock (1,750,000 shares)		8/5/2010	5,000	—	(2)
		Series C preferred stock (2,512,586 shares)		6/7/2010	689	—	(2)
		Common stock (20 shares)		6/7/2010	—	—	(2)

					60,657	48,636

Lakeland Tours, LLC(30)	Educational travel provider	First lien senior secured revolving loan		10/4/2011	—	—	(2)(27)
		First lien senior secured loan ($4,181 par due 1/2017)	5.25% (Libor + 4.25%/Q)	10/4/2011	4,180	4,181	(2)(25)
		First lien senior secured loan ($85,688 par due 1/2017)	8.50% (Libor + 7.50%/Q)	10/4/2011	85,664	85,688	(2)(15)(25)
		First lien senior secured loan ($40,362 par due 1/2017)	8.50% (Libor + 7.50%/Q)	10/4/2011	40,305	40,362	(3)(15)(25)
		Common stock (5,000 shares)		10/4/2011	5,000	5,261	(2)

					135,149	135,492

PIH Corporation(30)	Franchisor of education-based early childhood centers	First lien senior secured revolving loan ($621 par due 6/2017)	7.25% (Libor + 6.25%/M)	12/13/2013	621	621	(2)(25)
		First lien senior secured loan ($35,512 par due 6/2017)	7.25% (Libor + 6.25%/M)	12/13/2013	36,127	35,512	(2)(25)

					36,748	36,133

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
R3 Education, Inc. and EIC Acquisitions Corp.	Medical school operator	Preferred stock (1,977 shares)		7/30/2008	494	494	(2)
		Common membership interest (15.76% interest)		9/21/2007	15,800	26,199	(2)
		Warrants to purchase up to 27,890 shares		12/8/2009	0	0	(2)

					16,294	26,693

Regent Education, Inc.(30)	Provider of software solutions designed to optimize the financial aid and enrollment processes	First lien senior secured loan ($3,000 par due 1/2018)	10.00%	7/1/2014	2,934	2,940	(2)
		Warrant to purchase up to 987,771 shares of Series CC preferred stock		7/1/2014	—	76	(2)

					2,934	3,016

RuffaloCODY, LLC(30)	Provider of student fundraising and enrollment management services	First lien senior secured loan ($12,683 par due 5/2019)	5.57% (Libor + 4.32%/Q)	5/29/2013	12,683	12,620	(2)(25)
		First lien senior secured loan ($18,860 par due 5/2019)	5.57% (Libor + 4.32%/Q)	5/29/2013	18,860	18,765	(2)(25)
		First lien senior secured loan ($11,709 par due 5/2019)	5.57% (Libor + 4.32%/Q)	5/29/2013	11,709	11,651	(4)(25)

					43,252	43,036

WCI-Quantum Holdings, Inc.	Distributor of instructional products, services and resources	Series A preferred stock (1,272 shares)		10/24/2014	1,000	1,000	(2)

					450,101	451,309		8.54%

Financial Services
AllBridge Financial, LLC(7)	Asset management services	Equity interests		4/1/2010	1,140	5,804

Callidus Capital Corporation(7)	Asset management services	Common stock (100 shares)		4/1/2010	3,000	1,702

Ciena Capital LLC(7)(30)	Real estate and small business loan servicer	First lien senior secured revolving loan ($14,000 par due 12/2014)	6.00%	11/29/2010	14,000	14,000	(2)
		First lien senior secured loan ($1,000 par due 12/2016)	12.00%	11/29/2010	1,000	1,000	(2)
		First lien senior secured loan ($10,000 par due 12/2016)	12.00%	11/29/2010	10,000	10,000	(2)
		First lien senior secured loan ($5,000 par due 12/2016)	12.00%	11/29/2010	5,000	5,000	(2)
		Equity interests		11/29/2010	49,374	19,907	(2)

					79,374	49,907

Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($28,000 par due 5/2018)	12.75%	5/10/2012	28,000	28,000	(2)

Cook Inlet Alternative Risk, LLC	Risk management services	Senior subordinated loan ($750 par due 9/2015)	9.00%	9/30/2011	750	750	(2)

Gordian Acquisition Corp.	Financial services firm	Common stock (526 shares)		11/30/2012	—	—	(2)

Imperial Capital Group LLC	Investment services	Class A common units (23,130 units)		5/10/2007	11,248	15,633	(2)
		2006 Class B common units (7,578 units)		5/10/2007	2	4	(2)
		2007 Class B common units (945 units)		5/10/2007	—	—	(2)

					11,250	15,637

Ivy Hill Asset Management, L.P.(7)(9)	Asset management services	Member interest (100.00% interest)		6/15/2009	170,961	259,325

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Javlin Three LLC, Javlin Four LLC, and Javlin Five LLC(9)(30)	Asset-backed financial services	First lien senior secured revolving loan ($42,400 par due 6/2017)	8.41% (Libor + 8.25%/M)	6/24/2014	42,400	42,400	(2)

					336,875	403,525		7.64%

Restaurants and Food Services
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc.	Restaurant owner and operator	First lien senior secured loan ($28,581 par due 12/2018)	9.25% (Libor + 8.25%/Q)	11/27/2006	28,581	27,152	(2)(20)(25)
		First lien senior secured loan ($10,919 par due 12/2023)	9.25% (Libor + 8.25%/Q)	11/27/2006	10,922	10,373	(3)(20)(25)
		Promissory note ($18,817 par due 12/2018)		11/27/2006	13,770	346	(2)
		Warrants to purchase up to 23,750 units of Series D common stock		12/18/2013	24	—	(2)

					53,297	37,871

Benihana, Inc.(30)	Restaurant owner and operator	First lien senior secured loan ($4,888 par due 1/2019)	6.75% (Libor + 5.50%/Q)	8/21/2012	4,888	4,790	(4)(25)

DineInFresh, Inc.	Meal-delivery provider	First lien senior secured loan ($7,500 par due 7/2018)	9.75% (Libor + 8.75%/Q)	12/19/2014	7,425	7,500	(2)(25)
		Warrant to purchase up to 143,079 shares of Series A preferred stock		12/19/2014	—	3	(2)

					7,425	7,503

Garden Fresh Restaurant Corp.(30)	Restaurant owner and operator	First lien senior secured revolving loan ($1,100 par due 7/2018)	10.00% (Libor + 8.50%/M)	10/3/2013	1,100	1,100	(2)(25)(28)
		First lien senior secured loan ($42,219 par due 7/2018)	10.00% (Libor + 8.50%/M)	10/3/2013	42,219	42,219	(3)(25)

					43,319	43,319

Global Franchise Group, LLC and GFG Intermediate Holding, Inc.	Worldwide franchisor of quick service restaurants	First lien senior secured loan ($62,500 par due 12/2019)	10.57% (Libor + 9.57%/Q)	12/18/2014	62,500	62,500	(2)(25)

Hojeij Branded Foods, Inc.(30)	Airport restaurant operator	First lien senior secured revolving loan ($1,450 par due 2/2017)	9.00% (Libor + 8.00%/Q)	2/15/2012	1,450	1,450	(2)(25)(28)
		First lien senior secured loan ($14,442 par due 2/2017)	9.00% (Libor + 8.00%/Q)	2/15/2012	14,442	14,442	(2)(25)
		First lien senior secured loan ($9,407 par due 2/2017)	9.00% (Libor + 8.00%/Q)	7/15/2014	9,407	9,407	(2)(25)
		First lien senior secured loan ($14,442 par due 2/2017)	9.00% (Libor + 8.00%/Q)	2/15/2012	14,136	14,442	(2)(25)
		Warrants to purchase up to 7.5% of membership interest		2/15/2012	—	507	(2)
		Warrants to purchase up to 324 shares of Class A common stock		2/15/2012	669	7,313	(2)

					40,104	47,561

Orion Foods, LLC (fka Hot Stuff Foods, LLC)(7)	Convenience food service retailer	First lien senior secured loan ($8,069 par due 9/2015)		4/1/2010	8,069	3,106	(2)(24)
		Second lien senior secured loan ($19,420 par due 9/2015)		4/1/2010	—	—	(2)(24)
		Preferred units (10,000 units)		10/28/2010	—	—	(2)
		Class A common units (25,001 units)		4/1/2010	—	—	(2)
		Class B common units (1,122,452 units)		4/1/2010	—	—	(2)

					8,069	3,106

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
OTG Management, LLC(30)	Airport restaurant operator	First lien senior secured revolving loan ($2,500 par due 12/2017)	8.75% (Libor + 7.25%/M)	12/11/2012	2,500	2,500	(2)(25)
		First lien senior secured loan ($6,250 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	6,250	6,250	(2)(25)
		First lien senior secured loan ($15,700 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	15,700	15,700	(2)(25)
		First lien senior secured loan ($25,000 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	25,000	25,000	(2)(25)
		Common units (3,000,000 units)		1/5/2011	3,000	2,238	(2)
		Warrants to purchase up to 7.73% of common units		6/19/2008	100	4,464	(2)

					52,550	56,152

Performance Food Group, Inc. and Wellspring Distribution Corp	Food service distributor	Second lien senior secured loan ($24,328 par due 11/2019)	6.25% (Libor + 5.25%/M)	5/14/2013	24,234	24,084	(2)(25)
		Class A non-voting common stock (1,366,120 shares)		5/3/2008	6,303	8,507	(2)

					30,537	32,591

Restaurant Holding Company, LLC	Fast food restaurant operator	First lien senior secured loan ($37,312 par due 2/2019)	8.75% (Libor + 7.75%/M)	3/13/2014	36,998	34,327	(2)(25)

S.B. Restaurant Company	Restaurant owner and operator	Preferred stock (46,690 shares)		4/1/2010	—	—	(2)
		Warrants to purchase up to 257,429 shares of common stock		4/1/2010	—	—	(2)

					—	—

					339,687	329,720		6.24%

Manufacturing
Cambrios Technologies Corporation	Nanotechnology-based solutions for electronic devices and computers	First lien senior secured loan ($1,212 par due 8/2015)	12.00%	8/7/2012	1,212	1,212	(2)
		Warrants to purchase up to 400,000 shares of Series D-4 convertible preferred stock		8/7/2012	—	13	(2)

					1,212	1,225

Component Hardware Group, Inc.(30)	Commercial equipment	First lien senior secured revolving loan ($1,867 par due 7/2019)	5.50% (Libor + 4.50%/M)	7/1/2013	1,867	1,867	(2)(25)
		First lien senior secured loan ($6,838 par due 7/2019)	5.50% (Libor + 4.25%/Q)	7/1/2013	6,838	6,838	(4)(25)
		First lien senior secured loan ($1,306 par due 7/2019)	5.50% (Libor + 4.50%/M)	7/1/2013	1,306	1,306	(4)(25)

					10,011	10,011

Harvey Tool Company, LLC and Harvey Tool Holding, LLC(30)	Cutting tool provider to the metalworking industry	First lien senior secured loan ($4,863 par due 3/2020)	5.75% (Libor + 4.75%/Q)	3/28/2014	4,863	4,863	(2)(25)
		First lien senior secured loan ($12 par due 3/2020)	7.00% (Base Rate + 3.75%/Q)	3/28/2014	12	12	(2)(25)
		Class A membership units (750 units)		3/28/2014	750	958	(2)

					5,625	5,833

Ioxus, Inc.	Energy storage devices	First lien senior secured loan ($10,000 par due 11/2017)	9.00%	4/29/2014	9,674	9,300	(2)
		Warrant to purchase up to 538,314 shares of Series C preferred stock		4/29/2014	—	—	(2)

					9,674	9,300

Mac Lean-Fogg Company	Intelligent transportation systems products in the traffic and rail industries	Senior subordinated loan ($101,763 par due 10/2023)	9.50% Cash, 1.50% PIK	10/31/2013	101,763	101,763	(2)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
MWI Holdings, Inc.	Engineered springs, fasteners, and other precision components	First lien senior secured loan ($28,274 par due 3/2019)	9.38% (Libor + 8.13%/Q)	6/15/2011	28,274	28,274	(2)(25)
		First lien senior secured loan ($20,000 par due 3/2019)	9.38% (Libor + 8.13%/Q)	6/15/2011	20,000	20,000	(4)(25)

					48,274	48,274

Niagara Fiber Intermediate Corp.(30)	Insoluble fiber filler products	First lien senior secured revolving loan ($1,881 par due 5/2018)	6.75% (Libor + 5.50%/M)	5/8/2014	1,865	1,806	(2)(25)
		First lien senior secured loan ($15,464 par due 5/2018)	6.75% (Libor + 5.50%/M)	5/8/2014	15,333	14,845(2	)(25)

					17,198	16,651

Pelican Products, Inc.	Flashlights	Second lien senior secured loan ($40,000 par due 4/2021)	9.25% (Libor + 8.25%/Q)	4/11/2014	39,947	40,000	(2)(25)

Protective Industries, Inc. dba Caplugs	Plastic protection products	First lien senior secured loan ($987 par due 10/2019)	6.25% (Libor + 5.25%/M)	11/30/2012	987	987	(2)(25)
		Preferred stock (2,379,361 shares)		5/23/2011	1,298	7,468	(2)

					2,285	8,455

Saw Mill PCG Partners LLC	Metal precision engineered components	Common units (1,000 units)		1/30/2007	1,000	—	(2)

SI Holdings, Inc.	Elastomeric parts, mid-sized composite structures, and composite tooling	Common stock (1,500 shares)		5/30/2014	1,500	1,905	(2)

TPTM Merger Corp.(30)	Time temperature indicator products	First lien senior secured loan ($40,216 par due 9/2018)	9.42% (Libor + 8.42%/Q)	9/12/2013	40,216	40,216	(2)(25)
		First lien senior secured loan ($409 par due 9/2018)	4.75% (Libor + 3.75%/Q)	9/12/2013	409	409	(2)(25)
		First lien senior secured loan ($9,950 par due 9/2018)	4.75% (Libor + 3.75%/Q)	9/12/2013	9,950	9,950	(4)(25)

					50,575	50,575

					289,064	293,992		5.56%

Containers and Packaging
GS Pretium Holdings, Inc.	Manufacturer and supplier of high performance plastic containers	Common stock (500,000 shares)		6/2/2014	500	397	(2)

ICSH, Inc.(30)	Industrial container manufacturer, reconditioner and servicer	First lien senior secured revolving loan		8/31/2011	—	—	(2)(27)
		First lien senior secured loan ($25,669 par due 8/2016)	6.75% (Libor + 5.75%/Q)	8/31/2011	25,669	25,669	(2)(25)
		First lien senior secured loan ($23,716 par due 8/2016)	6.75% (Libor + 5.75%/Q)	8/31/2011	23,724	23,716	(2)(25)
		First lien senior secured loan ($53,515 par due 8/2016)	6.75% (Libor + 5.75%/Q)	8/31/2011	53,515	53,515	(3)(25)

					102,908	102,900

Microstar Logistics LLC, Microstar Global Asset Management LLC, and MStar Holding Corporation	Keg management solutions provider	Second lien senior secured loan ($142,500 par due 12/2018)	8.50% (Libor + 7.50%/Q)	12/14/2012	142,500	142,500	(2)(25)
		Common stock (50,000 shares)		12/14/2012	3,951	6,595	(2)

					146,451	149,095

					249,859	252,392		4.78%

Oil and Gas
Lonestar Prospects, Ltd.	Sand proppant producer and distributor to the oil and natural gas industry	First lien senior secured loan ($75,187 par due 9/2018)	8.50% (Libor + 6.50% Cash, 1.00% PIK/Q)	9/18/2014	75,187	72,180	(2)(25)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Petroflow Energy Corporation	Oil and gas exploration and production company	First lien senior secured loan ($51,147 par due 7/2017)	12.00% (Libor + 8.00% Cash, 3.00% PIK /Q)	7/31/2014	50,165	47,055	(2)(25)

UL Holding Co., LLC and Universal Lubricants, LLC(6)	Manufacturer and distributor of re-refined oil products	Second lien senior secured loan ($11,136 par due 12/2016)		4/30/2012	8,761	9,187	(2)(24)
		Second lien senior secured loan ($47,233 par due 12/2016)		4/30/2012	37,229	38,967	(2)(24)
		Second lien senior secured loan ($5,496 par due 12/2016)		4/30/2012	4,294	4,534	(2)(24)
		Class A common units (533,351 units)		6/17/2011	4,993	—	(2)
		Class B-5 common units (272,834 units)		6/17/2011	2,491	—	(2)
		Class C common units (758,546 units)		4/25/2008	—	—	(2)
		Warrant to purchase up to 467,575 shares of Class A units		5/2/2014	—	—	(2)
		Warrant to purchase up to 18,639 shares of Class B-1 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 37,277 shares of Class B-2 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 19,277 shares of Class B-3 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 52,263 shares of Class B-5 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 38,792 shares of Class B-6 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 680,649 shares of Class C units		5/2/2014	—	—	(2)

					57,768	52,688

					183,120	171,923		3.25%

Retail
Fulton Holdings Corp.	Airport restaurant operator	First lien senior secured loan ($43,000 par due 5/2018)	8.50%	5/10/2013	43,000	43,000	(2)(14)
		First lien senior secured loan ($40,000 par due 5/2018)	8.50%	5/28/2010	40,000	40,000	(3)(14)
		Common stock (19,672 shares)		5/28/2010	1,461	3,142	(2)

					84,461	86,142

Paper Source, Inc. and Pine Holdings, Inc.(30)	Retailer of fine and artisanal paper products	First lien senior secured loan ($8,863 par due 9/2018)	7.25% (Libor + 6.25%/Q)	9/23/2013	8,863	8,863	(2)(25)
		First lien senior secured loan ($9,900 par due 9/2018)	7.25% (Libor + 6.25%/Q)	9/23/2013	9,900	9,900	(4)(25)
		Class A common stock (36,364 shares)		9/23/2013	6,000	6,871	(2)

					24,763	25,634

Things Remembered, Inc. and TRM Holdings Corporation(30)	Personalized gifts retailer	First lien senior secured loan ($14,443 par due 5/2018)	8.00% (Libor + 6.50%/Q)	5/24/2012	14,443	12,999	(4)(25)

					123,667	124,775		2.36%

Aerospace and Defense
Cadence Aerospace, LLC (fka PRV Aerospace, LLC)	Aerospace precision components manufacturer	First lien senior secured loan ($4,414 par due 5/2018)	6.50% (Libor + 5.25%/Q)	5/15/2012	4,387	4,414	(4)(25)
		Second lien senior secured loan ($79,657 par due 5/2019)	10.50% (Libor + 9.25%/Q)	5/10/2012	79,657	76,471	(2)(25)

					84,044	80,885

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
ILC Industries, LLC	Designer and manufacturer of protective cases and technically advanced lighting systems	Second lien senior secured loan ($40,000 par due 7/2021)	9.50% (Libor + 8.50%/Q)	7/15/2014	40,000	40,000	(2)(25)

Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Senior preferred stock (775 shares)	8.00% PIK	1/17/2008	121	121	(2)
		Common stock (1,885,195 shares)		1/17/2008	2,291	2,341	(2)

					2,412	2,462

					126,456	123,347		2.33%

Commercial Real Estate Finance
10th Street, LLC and New 10th Street, LLC (7)	Real estate holding company	First lien senior secured loan ($25,065 par due 11/2019)	7.00% Cash, 1.00% PIK	3/31/2014	25,065	25,065	(2)
		Senior subordinated loan ($26,964 par due 11/2019)	7.00% Cash, 1.00% PIK	4/1/2010	26,964	26,964	(2)
		Member interest (10.00% interest)		4/1/2010	594	50,926
		Option (25,000 units)		4/1/2010	25	25

					52,648	102,980

Cleveland East Equity, LLC	Hotel operator	Real estate equity interests		4/1/2010	—	3,544

Commons R-3, LLC	Real estate developer	Real estate equity interests		4/1/2010	—	—

Crescent Hotels & Resorts, LLC and affiliates(7)	Hotel operator	Senior subordinated loan ($2,236 par due 9/2011)	15.00%	4/1/2010	—	—	(2)
		Common equity interest		4/1/2010	—	—

					—	—

NPH, Inc.	Hotel property	Real estate equity interests		4/1/2010	2,140	2,450

					54,788	108,974		2.06%

Automotive Services
CH Hold Corp.	Collision repair company	First lien senior secured loan ($17,661 par due 11/2019)	5.50% (Libor + 4.75%/Q)	7/25/2014	17,661	17,661	(2)(25)

ChargePoint, Inc.(30)	Developer and operator of electric vehicle charging stations	First lien senior secured loan ($10,000 par due 1/2019)	9.75% (Libor + 8.75%/M)	12/24/2014	9,473	9,700	(2)(25)
		Warrant to purchase up to 404,563 shares of Series E preferred stock		12/24/2014	327	327	(2)

					9,800	10,027

Driven Brands, Inc. and Driven Holdings, LLC	Automotive aftermarket car care franchisor	First lien senior secured loan ($984 par due 3/2017)	6.00% (Libor + 5.00%/Q)	1/3/2014	984	984	(2)(25)
		First lien senior secured loan ($8 par due 3/2017)	7.25% (Base Rate + 4.00%/Q)	1/3/2014	8	8	(2)(25)
		Preferred stock (247,500 units)		12/16/2011	2,475	3,088	(2)
		Common stock (25,000 units)		12/16/2011	25	1,492	(2)

					3,492	5,572

Eckler Industries, Inc. (30)	Restoration parts and accessories provider for classic automobiles	First lien senior secured revolving loan ($4,800 par due 7/2017)	8.25% (Base Rate + 5.00%/Q)	7/12/2012	4,800	4,560	(2)(25)
		First lien senior secured loan ($7,976 par due 7/2017)	7.25% (Libor + 6.00%/Q)	7/12/2012	7,976	7,577	(2)(25)
		First lien senior secured loan ($29,962 par due 7/2017)	7.25% (Libor + 6.00%/Q)	7/12/2012	29,962	28,464	(3)(25)
		Series A preferred stock (1,800 shares)		7/12/2012	1,800	261	(2)
		Common stock (20,000 shares)		7/12/2012	200	—	(2)

					44,738	40,862

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
EcoMotors, Inc.	Engine developer	First lien senior secured loan ($3,788 par due 10/2016)	10.83%	12/28/2012	3,726	3,788	(2)
		First lien senior secured loan ($4,545 par due 6/2017)	10.83%	12/28/2012	4,449	4,545	(2)
		First lien senior secured loan ($3,146 par due 7/2016)	10.13%	12/28/2012	3,103	3,146	(2)
		Warrant to purchase up to 321,888 shares of Series C preferred stock		12/28/2012	—	43	(2)

					11,278	11,522

SK SPV IV, LLC	Collision repair site operators	Series A common units (12,500 units)		8/18/2014	625	1,987	(2)
		Series B common units (12,500 units)		8/18/2014	625	1,987	(2)

					1,250	3,974

TA THI Buyer, Inc. and TA THI Parent, Inc.	Collision repair company	Series A preferred stock (50,000 shares)		7/28/2014	5,000	5,607	(2)

					93,219	95,225		1.80%

Chemicals
Genomatica, Inc.	Developer of a biotechnology platform for the production of chemical products	Warrant to purchase 322,422 shares of Series D preferred stock		3/28/2013	—	6	(2)

K2 Pure Solutions Nocal, L.P. (30)	Chemical producer	First lien senior secured revolving loan ($2,256 par due 8/2019)	8.13% (Libor + 7.13%/M)	8/19/2013	2,256	2,233	(2)(25)
		First lien senior secured loan ($21,231 par due 8/2019)	7.00% (Libor + 6.00%/M)	8/19/2013	21,231	21,019	(2)(25)
		First lien senior secured loan ($39,500 par due 8/2019)	7.00% (Libor + 6.00%/M)	8/19/2013	39,500	39,105	(3)(25)
		First lien senior secured loan ($19,750 par due 8/2019)	7.00% (Libor + 6.00%/M)	8/19/2013	19,750	19,552	(4)(25)

					82,737	81,909

Kinestral Technologies, Inc.	Designer of adaptive, dynamic glass for the commercial and residential markets	First lien senior secured loan ($6,500 par due 8/2017)	10.00%	4/22/2014	6,390	6,500	(2)
		Warrant to purchase up to 325,000 shares of Series A preferred stock		4/22/2014	73	73	(2)

					6,463	6,573

Liquid Light, Inc.	Developer and licensor of process technology for the conversion of carbon dioxide into major chemicals	First lien senior secured loan ($3,000 par due 11/2017)	10.00%	8/13/2014	2,931	2,970	(2)
		Warrant to purchase up to 86,009 shares of Series B preferred stock		8/13/2014	77	74	(2)

					3,008	3,044

					92,208	91,532		1.73%

Environmental Services
RE Community Holdings II, Inc., Pegasus Community Energy, LLC., and MPH Energy Holdings, LP	Operator of municipal recycling facilities	Preferred stock (1,000 shares)		3/1/2011	8,839	—	(2)
		Limited partnership interest (3.13% interest)		1/8/2014	—	—	(2)

					8,839	—

Waste Pro USA, Inc	Waste management services	Second lien senior secured loan ($77,500 par due 10/2020)	8.50% (Libor + 7.50%/Q)	10/15/2014	77,500	77,500	(2)(25)

					86,339	77,500		1.47%

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Hotel Services
Castle Management Borrower LLC (30)	Hotel operator	Second lien senior secured loan ($55,000 par due 3/2021)	11.00% (Libor + 10.00%/Q)	10/17/2014	55,000	55,000	(2)(25)

					55,000	55,000		1.04%

Health Clubs
Athletic Club Holdings, Inc.(30)	Premier health club operator	First lien senior secured loan ($41,000 par due 10/2020)	9.50% (Libor + 8.50%/M)	10/11/2007	41,000	41,000	(2)(25)

CFW Co-Invest, L.P., NCP Curves, L.P. and Curves International Holdings, Inc.	Health club franchisor	Limited partnership interest (4,152,165 shares)		7/31/2012	4,152	3,418	(2)
		Limited partnership interest (2,218,235 shares)		7/31/2012	2,218	1,826	(2)(8)
		Common stock (1,680 shares)		11/12/2014	—	—	(2)(8)

					6,370	5,244

					47,370	46,244		0.88%

Printing, Publishing and Media
Batanga, Inc.(30)	Independent digital media company	First lien senior secured revolving loan ($4,000 par due 12/2015)	10.00%	10/31/2012	4,000	4,000	(2)
		First lien senior secured loan ($6,590 par due 6/2017)	10.60%	10/31/2012	6,590	6,650	(2)

					10,590	10,650

Earthcolor Group, LLC	Printing management services	Limited liability company interests (9.30%)		5/18/2012	—	—

Summit Business Media Parent Holding Company LLC	Business media consulting services	Limited liability company membership interest (22.99% interest)		5/20/2011	—	705	(2)

The Teaching Company, LLC and The Teaching Company Holdings, Inc.	Education publications provider	First lien senior secured loan ($20,454 par due 3/2017)	9.00% (Libor + 7.50%/Q)	3/6/2011	20,454	20,249	(2)(25)
		First lien senior secured loan ($9,500 par due 3/2017)	9.00% (Libor + 7.50%/Q)	3/6/2011	9,500	9,405	(4)(25)
		Preferred stock (10,663 shares)		9/29/2006	1,066	2,827	(2)
		Common stock (15,393 shares)		9/29/2006	3	7	(2)

					31,023	32,488

					41,613	43,843		0.83%

Wholesale Distribution
Flow Solutions Holdings, Inc.(30)	Distributor of high value fluid handling, filtration and flow control products	Second lien senior secured loan ($29,500 par due 10/2018)	11.25% (Base Rate + 8.00%/Q)	12/16/2014	29,500	29,500	(2)(25)

					29,500	29,500		0.56%

Telecommunications
American Broadband Communications, LLC, American Broadband Holding Company, and Cameron Holdings of NC, Inc.	Broadband communication services	Warrants to purchase up to 208 shares		11/7/2007	—	8,423
		Warrants to purchase up to 200 shares		9/1/2010	—	4,457

					—	12,880

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Quantance, Inc.	Designer of semiconductor products to the mobile wireless market	First lien senior secured loan ($2,831 par due 9/2016)	10.25%	8/23/2013	2,782	2,831	(2)
		Warrant to purchase up to 130,432 shares of Series D preferred stock		8/23/2013	74	102	(2)

					2,856	2,933

Startec Equity, LLC(7)	Communication services	Member interest		4/1/2010	—	—

Wilcon Holdings LLC	Communications infrastructure provider	Class A common stock (2,000,000 shares)		12/13/2013	1,829	2,135

					4,685	17,948		0.34%

Computers and Electronics
Powervation Inc. and Powervation Limited(8)	Semiconductor company focused on power control and management	First lien senior secured loan ($3,000 par due 11/2017)	9.04%	11/13/2014	2,883	3,000	(2)
		Warrant to purchase up to 11,531 shares of Series D preferred stock		11/13/2014	—	11	(2)

					2,883	3,011

Zemax, LLC(30)	Provider of optical illumination design software to design engineers	First lien senior secured loan ($2,992 par due 10/2019)	6.50% (Libor + 5.50%/Q)	10/23/2014	2,992	2,992	(2)(25)

					5,875	6,003		0.11%

Food and Beverage
Distant Lands Trading Co.	Coffee manufacturer	Class A common stock (1,294 shares)		4/1/2010	980	706	(2)
		Class A-1 common stock (2,157 shares)		4/1/2010	—	—	(2)

					980	706

					980	706		0.01%

					$8,875,095	$9,028,379		170.87%

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

  *
  Together with GE Global Sponsor Finance LLC and General Electric Capital Corporation (together, "GE"), the Company has co-invested through the Senior Secured Loan Fund LLC d/b/a the "Senior Secured Loan Program" (the "SSLP"). The SSLP has been capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of the Company and GE (with approval from a representative of each required); therefore, although the Company owns more than 25% of the voting securities of the SSLP, the Company does not believe that it has control over the SSLP (for purposes of the Investment Company Act or otherwise) because, among other things, these "voting securities" do not afford the Company the right to elect directors of the SSLP or any other special rights (see Note 4 to the consolidated financial statements).

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

(10)
In the first quarter of 2011, the staff of the Securities and Exchange Commission (the "Staff") informally communicated to certain business development companies ("BDCs") the Staff's belief that certain entities, which would be classified as an "investment company" under the Investment Company Act but for the exception from the definition of "investment company" set forth in Rule 3a-7 promulgated under the Investment Company Act, could not be treated as eligible portfolio companies (as defined in Section 2(a)(46) under Investment Company Act) (i.e. not eligible to included in a BDC's 70% "qualifying assets" basket). Subsequently, in August 2011 the Securities and Exchange Commission issued a concept release (the "Concept Release") which stated that "[a]s a general matter, the Commission presently does not believe that Rule 3a-7 issuers are the type of small, developing and financially troubled businesses in which the U.S. Congress intended BDCs primarily to invest" and requested comment on whether or not a 3a-7 issuer should be considered an "eligible portfolio company". The Company provided a comment letter in respect of the Concept Release and continues to believe that the language of Section 2(a)(46) of the Investment Company Act permits a BDC to treat as "eligible portfolio companies" entities that rely on the 3a-7 exception. However, given the current uncertainty in this area (including the language in the Concept Release) and subsequent discussions with the Staff, the Company has, solely for purposes of calculating the composition of its portfolio pursuant to Section 55(a) of the Investment Company Act, identified such entities, which include the SSLP, as "non-qualifying assets" should the Staff ultimately disagree with the Company's position. Pursuant to Section 55(a) of the Investment Company Act (using the Staff's methodology described above solely for this purpose), 27% of the Company's total assets are represented by investments at fair value and other assets that are considered "non-qualifying assets" as of December 31, 2014.

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

(31)
As of December 31, 2014, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

Portfolio Company	Total private equity commitments	Less: funded private equity commitments	Total unfunded private equity commitments	Less: private equity commitments substantially at the discretion of the Company	Total net adjusted unfunded private equity commitments
Imperial Capital Private Opportunities, LP	$50,000	$(6,794)	$43,206	$(43,206)	$—
Partnership Capital Growth Fund III, L.P.	5,000	(4,001)	999	—	999
PCG—Ares Sidecar Investment, L.P. and PCG—Ares Sidecar Investment II, L.P.	50,000	(8,573)	41,427	(41,427)	—
Piper Jaffray Merchant Banking Fund I, L.P.	2,000	(1,074)	926	—	926

	$107,000	$(20,442)	$86,558	$(84,633)	$1,925

(32)
As of December 31, 2014, the Company had commitments to co-invest in the SSLP for its portion of the SSLP's commitment to fund delayed draw loans of up to $92,531. See Note 4 to the consolidated financial statements for more information on the SSLP.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands, except per share data)

					Accumulated Net Realized Loss on Investments, Foreign Currency Transactions, Extinguishment of Debt and Other Assets	Net Unrealized Gains (Losses) on Investments, Foreign Currency and Other Transactions
	Common Stock			Accumulated Overdistributed Net Investment Income
			Capital in Excess of Par Value				Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2012	248,653	$249	$4,117,517	$(27,910)	$(202,614)	$101,104	$3,988,346
Issuances of common stock in add-on offerings (net of offering and underwriting costs)	48,242	48	833,428	—	—	—	833,476
Shares issued in connection with dividend reinvestment plan	1,076	1	18,905	—	—	—	18,906
Issuances of the Convertible Unsecured Notes (See Note 5)	—	—	582	—	—	—	582
Net increase in stockholders' equity resulting from operations	—	—	—	430,406	63,725	(5,610)	488,521
Dividends declared and payable ($1.57 per share)	—	—	—	(425,387)	—	—	(425,387)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles ("GAAP")	—	—	12,045	14,106	(26,151)	—	—

Balance at December 31, 2013	297,971	$298	$4,982,477	$(8,785)	$(165,040)	$95,494	$4,904,444

Issuances of common stock in add-on offerings (net of offering and underwriting costs)	15,525	15	257,652	—	—	—	257,667
Shares issued in connection with dividend reinvestment plan	612	1	10,846	—	—	—	10,847
Net increase in stockholders' equity resulting from operations	—	—	—	437,802	93,783	59,364	590,949
Dividends declared and payable ($1.57 per share)	—	—	—	(480,192)	—	—	(480,192)
Tax reclassification of stockholders' equity in accordance with GAAP	—	—	77,082	18,329	(95,411)	—	—

Balance at December 31, 2014	314,108	$314	$5,328,057	$(32,846)	$(166,668)	$154,858	$5,283,715

Shares issued in connection with dividend reinvestment plan	361	—	6,192	—	—	—	6,192
Repurchases of common stock	(122)	—	(1,685)	—	—	—	(1,685)
Net increase in stockholders' equity resulting from operations	—	—	—	507,760	117,120	(246,210)	378,670
Dividends declared and payable ($1.57 per share)	—	—	—	(493,560)	—	—	(493,560)
Tax reclassification of stockholders' equity in accordance with GAAP	—	—	(14,287)	17,752	(3,465)	—	—

Balance at December 31, 2015	314,347	$314	$5,318,277	$(894)	$(53,013)	$(91,352)	$5,173,332

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES:
Net increase in stockholders' equity resulting from operations	$378,670	$590,949	$488,521
Adjustments to reconcile net increase in stockholders' equity resulting from operations:
Realized losses on extinguishment of debt	10,411	72	—
Net realized gains on investments and foreign currency transactions	(127,531)	(93,855)	(63,725)
Net unrealized losses (gains) on investments, foreign currency and other transactions	246,210	(59,364)	5,610
Net accretion of discount on investments	(4,362)	(3,153)	(4,692)
Increase in payment-in-kind interest and dividends	(23,710)	(11,916)	(18,894)
Collections of payment-in-kind interest and dividends	1,157	12,054	29,531
Amortization of debt issuance costs	17,064	16,384	13,230
Accretion of net discount on notes payable	16,376	15,107	13,806
Depreciation	734	805	802
Proceeds from sales and repayments of investments	3,692,199	3,411,764	1,722,672
Purchases of investments	(3,815,974)	(4,536,804)	(3,494,767)
Changes in operating assets and liabilities:
Interest receivable	23,013	(37,000)	(14,983)
Other assets	18,814	(2,317)	(8,333)
Base management fees payable	(372)	5,227	6,155
Income based fees payable	(1,836)	4,069	1,351
Capital gains incentive fees payable	(50,714)	12,042	117
Accounts payable and other liabilities	(23,798)	13,243	13,771
Interest and facility fees payable	4,033	4,146	12,225

Net cash provided by (used in) operating activities	360,384	(658,547)	(1,297,603)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	257,667	833,476
Borrowings on debt	3,895,370	4,878,451	6,431,179
Repayments and repurchases of debt	(3,697,750)	(3,955,423)	(5,654,000)
Debt issuance costs	(6,450)	(12,849)	(21,013)
Dividends paid	(487,368)	(464,373)	(411,453)
Repurchases of common stock	(1,685)	—	—

Net cash provided by (used in) financing activities	(297,883)	703,473	1,178,189
CHANGE IN CASH AND CASH EQUIVALENTS	62,501	44,926	(119,414)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	194,555	149,629	269,043

CASH AND CASH EQUIVALENTS, END OF PERIOD	$257,056	$194,555	$149,629

Supplemental Information:
Interest paid during the period	$180,678	$169,222	$124,406
Taxes, including excise tax, paid during the period	$16,139	$20,809	$13,907
Dividends declared and payable during the period	$493,560	$480,192	$425,387

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2015
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

        Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management's judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection.

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

  Derivative Instruments

        The Company does not utilize hedge accounting and as such values its derivatives at fair value with the unrealized gains or losses recorded in "net unrealized gains (losses) from foreign currency and other transactions" in the Company's consolidated statement of operations.

  Equity Offering Expenses

        The Company's offering costs, excluding underwriters' fees, are charged against the proceeds from equity offerings when received.

  Debt Issuance Costs

        Debt issuance costs are amortized over the life of the related debt instrument using the straight line method or the effective yield method, depending on the type of debt instrument.

  Income Taxes

        The Company has elected to be treated as a RIC under the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of- income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income, as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal corporate-level income taxes.

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

  Recent Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition." Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

        In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new guidance modifies the consolidation analysis for limited partnerships and similar type entities as well as variable interests in a variable interest entity, particularly those that have fee arrangements and related party relationships. Additionally, it provides a scope exception to the consolidation guidance for certain entities. The amendments in ASU No. 2015-02 are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

        In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new guidance modifies the requirements for reporting debt issuance costs. Under the amendments in ASU No. 2015-03, debt issuance costs related to a recognized debt liability will no longer be recorded as a separate asset, but will be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU No. 2015-03. In addition, in August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30). The additional guidance reiterates that the SEC would not object to an entity deferring and presenting debt issuance costs related to a line of credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings. ASU No. 2015-03 and ASU No. 2015-15 are required to be applied retrospectively for periods beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The application of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

        In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). The new guidance removes the requirement that investments for which net asset value is determined based on practical expedient reliance be reported utilizing the fair value hierarchy. ASU No. 2015-07 is required to be applied retrospectively for periods beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The application of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

        There was no capital gains incentive fee earned by the Company's investment adviser as calculated under the investment advisory and management agreement (as described above) for the year ended December 31, 2015. The capital gains incentive fee earned by the Company's investment adviser as calculated under the investment advisory and management agreement for the years ended December 31, 2014 and 2013 was $23,993 and $17,425, respectively. However, in accordance with GAAP, the Company had cumulatively accrued a capital gains incentive fee of $42,265 as of December 31, 2015, of which $42,265 is not currently due under the investment advisory and management agreement. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 20% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods. As of December 31, 2015, the Company has paid capital gains incentive fees since inception totaling $57,404. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

        For the year ended December 31, 2015, base management fees were $134,346, income based fees were $121,390 and the reduction in capital gains incentive fees calculated in accordance with GAAP was $26,721. For the year ended December 31, 2014, base management fees were $127,997, income based fees were $118,273 and capital gains incentive fees calculated in accordance with GAAP were $29,467. For the year ended December 31, 2013, base management fees were $104,857, income based fees were $110,511 and capital gains incentive fees calculated in accordance with GAAP were $11,640.

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

        For the years ended December 31, 2015, 2014 and 2013, the Company incurred $14,244, $13,689 and $12,317, respectively, in administrative fees. As of December 31, 2015, $3,729 of these fees were unpaid and included in "accounts payable and other liabilities" in the accompanying consolidated balance sheet.

4.     INVESTMENTS

        As of December 31, 2015 and 2014, investments consisted of the following:

	As of December 31,
	2015		2014
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans	$2,735,232	$2,638,784	$3,728,872	$3,700,602
Second lien senior secured loans	2,944,551	2,861,294	1,938,861	1,900,464
Subordinated certificates of the SSLP(2)	1,935,401	1,884,861	2,034,498	2,065,015
Senior subordinated debt	663,003	654,066	524,157	523,288
Preferred equity securities	435,063	375,830	206,475	190,254
Other equity securities	434,396	640,526	440,092	642,762
Commercial real estate	—	135	2,140	5,994

Total	$9,147,646	$9,055,496	$8,875,095	$9,028,379

(1)
The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, if any.

(2)
The proceeds from these certificates were applied to co-investments with General Electric Capital Corporation ("GECC") and GE Global Sponsor Finance LLC (collectively, "GE") to fund first lien senior secured loans to 41 and 50 different borrowers as of December 31, 2015 and 2014, respectively.

        The industrial and geographic compositions of the Company's portfolio at fair value as of December 31, 2015 and 2014 were as follows:

	As of December 31,
	2015	2014
Industry
Investment Funds and Vehicles(1)	21.2%	23.3%
Healthcare Services	14.6	16.3
Other Services	9.0	8.8
Consumer Products	7.7	8.3
Power Generation	6.3	7.3
Manufacturing	6.0	3.3
Business Services	5.3	5.8
Financial Services	4.6	4.5
Education	4.6	5.0
Restaurants and Food Services	3.5	3.7
Oil and Gas	2.9	1.9
Containers and Packaging	2.8	2.8
Food and Beverage	2.5	—
Automotive Services	2.3	1.1
Commercial Real Estate Finance	1.1	1.2
Other	5.6	6.7

Total	100.0%	100.0%

(1)
Includes the Company's investment in the unconsolidated Delaware limited liability company, the Senior Secured Loan Fund LLC (d/b/a the "Senior Secured Loan Program") or the "SSLP", which had made first lien senior secured loans to 41 and 50 different borrowers as of December 31, 2015 and 2014, respectively. The portfolio companies in the SSLP are in industries similar to the companies in the Company's portfolio.

	As of December 31,
	2015	2014
Geographic Region
West(1)	37.9%	46.2%
Midwest	23.8	18.1
Southeast	20.3	16.6
Mid Atlantic	13.7	15.4
Northeast	2.3	2.3
International	2.0	1.4

Total	100.0%	100.0%

(1)
Includes the Company's investment in the SSLP, which represented 20.8% and 22.9% of the total investment portfolio at fair value as of December 31, 2015 and 2014, respectively.

        As of December 31, 2015, 2.6% of total investments at amortized cost (or 1.7% of total investments at fair value) were on non-accrual status. As of December 31, 2014, 2.2% of total investments at amortized cost (or 1.7% of total investments at fair value) were on non-accrual status.

  Senior Direct Lending Program

        In December 2015, the Company established a joint venture with Varagon Capital Partners ("Varagon") to make certain first lien senior secured loans, including certain stretch senior and unitranche loans, to U.S. middle-market companies. Varagon was formed in 2013 as a lending platform by American International Group, Inc. (NYSE:AIG) and other partners. The joint venture is called the Senior Direct Lending Program (the "SDLP"). It is expected that the SDLP will commit and hold individual loans of up to $300 million. The Company may co-invest directly with the SDLP to accommodate larger transactions. The Company will provide capital to the SDLP in the form of subordinated certificates (the "SDLP Certificates"), and Varagon will provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. It is expected that the Company and Varagon will own 87.5% and 12.5%, respectively, of any outstanding SDLP Certificates.

        As of December 31, 2015, the Company and Varagon had agreed to make capital available to the SDLP of $2.9 billion in the aggregate, of which no amounts were funded. The SDLP will be capitalized as transactions are completed. All portfolio decisions and generally all other decisions in respect of the SDLP must be approved by an investment committee of the SDLP consisting of representatives of the Company and Varagon (with approval from a representative of each required). As of December 31, 2015, the Company had agreed to make available to the SDLP (subject to the approval of the investment committee of the SDLP as described above) approximately $591 million, of which no amounts were committed or funded. The SDLP Certificates will pay a coupon of LIBOR plus a stated spread and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, which may result in a return to the holders of the SDLP Certificates that is greater than the stated coupon. The SDLP Certificates are junior in right of payment to the senior notes and intermediate funding notes.

        See Note 6 for more information regarding the forward sale agreement between the Company and the SDLP.

  Senior Secured Loan Program

        The Company has co-invested in first lien senior secured loans of middle market companies with GE through the "SSLP." The SSLP has been capitalized as transactions are completed. All portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of the Company and GE (with approval from a representative of each required). The Company has provided capital to the SSLP in the form of subordinated certificates (the "SSLP Certificates").

        In August 2015, GE completed the sale of its U.S. Sponsor Finance business, through which GE had participated with the Company in the SSLP, to Canada Pension Plan Investment Board ("CPPIB"). This sale excluded GE's interest in the SSLP, and GE and the Company continue to operate the SSLP. The Company and GE no longer have an obligation to present senior secured lending investment opportunities to the SSLP and since June 30, 2015, the SSLP has not made any investments related to new portfolio companies; however, the Company and GE may provide capital to support the SSLP's funding of existing commitments (see below) and other amounts to its portfolio companies. On August 24, 2015, the Company was advised that GECC, as the holder of the senior notes of the SSLP (the "Senior Notes"), directed State Street Bank and Trust Company, as trustee of the Senior Notes and the SSLP Certificates, pursuant to the terms of the indenture governing the Senior Notes and the SSLP Certificates, to apply all principal proceeds received by the SSLP from its investments to the repayment of the outstanding principal amount of the Senior Notes until paid in full (prior to the distribution of any such principal proceeds to the holders of the SSLP Certificates, which includes the Company). GECC had previously elected to waive its right to receive priority repayments on the Senior Notes from principal proceeds in most circumstances. Prior to closing the sale to CPPIB, GE had announced its intention to provide the Company and CPPIB the opportunity to work together on the SSLP on a go-forward basis. GECC has also stated that if a mutual agreement between the Company and CPPIB to partner on the SSLP is not reached, it intends to retain its interest in the SSLP and the SSLP would be wound down in an orderly manner. The Company has been in dialogue with GE and CPPIB to determine if there is an opportunity to work together; however, to date there has been no agreement in respect of the SSLP as a result of these discussions and there can be no assurance that such discussions will continue or any such agreement will be reached. In addition to discussions with CPPIB and GECC, the Company is also exploring other options with respect to the SSLP's portfolio, although there can be no assurance that the Company will pursue any of them.

        As of December 31, 2015 and 2014, GE and the Company had funded approximately $8.5 billion and $9.9 billion in aggregate principal amount, respectively, to the SSLP. As discussed above, the Company anticipates that no new investments will be made by the SSLP and that the Company and GE will only provide additional capital to support the SSLP's funding of existing commitments and other amounts to its portfolio companies. As of December 31, 2015 and 2014, the SSLP had commitments to fund delayed draw loans to certain of its portfolio companies of $198.6 million and $484.3 million, respectively, which had been approved by the investment committee of the SSLP as described above.

        As of December 31, 2015 and 2014, the Company had funded approximately $2.0 billion and $2.3 billion in aggregate principal amount, respectively, to the SSLP. Additionally, as of December 31, 2015 and 2014, the Company had commitments to co-invest in the SSLP for its portion of the SSLP's commitments to fund delayed draw loans to portfolio companies of up to $32.6 million and $92.5 million, respectively. As discussed above, it is not anticipated that the Company will make new investments through the SSLP.

        As of December 31, 2015 and 2014, the SSLP had total assets of $8.5 billion and $10.0 billion, respectively. As of December 31, 2015 and 2014, GE's investment in the SSLP consisted of the Senior Notes of $6.2 billion and $7.6 billion, respectively, and SSLP Certificates of $285.8 million and $290.6 million, respectively. As of December 31, 2015 and 2014, the Company and GE owned 87.5% and 12.5%, respectively, of the outstanding SSLP Certificates.

        The SSLP Certificates pay a weighted average coupon of LIBOR plus approximately 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, which may result in a return to the holders of the SSLP Certificates that is greater than the stated coupon. The SSLP Certificates are junior in right of payment to the Senior Notes held by GE. The Company expects that for so long as principal proceeds from SSLP repayments are directed entirely to repay the Senior Notes as discussed above, the yield on the SSLP Certificates will decline.

        The SSLP's portfolio consisted of first lien senior secured loans to 41 and 50 different borrowers as of December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, the portfolio was comprised of all first lien senior secured loans to U.S. middle-market companies. As of December 31, 2015, none of these loans were on non-accrual status. As of December 31, 2014, one loan was on non-accrual status, representing 1.0% of the total loans at principal amount in the SSLP. As of December 31, 2015 and 2014, the largest loan to a single borrower in the SSLP's portfolio in aggregate principal amount was $345.9 million and $331.5 million, respectively, and the five largest loans to borrowers in the SSLP totaled $1.6 billion and $1.6 billion, respectively. The portfolio companies in the SSLP are in industries similar to the companies in the Company's portfolio.

        The amortized cost and fair value of the SSLP Certificates held by the Company were $1.9 billion and $1.9 billion, respectively, as of December 31, 2015, and $2.0 billion and $2.1 billion, respectively, as of December 31, 2014. The Company's yield on its investment in the SSLP at fair value was 12.3% and 13.5% as of December 31, 2015 and 2014, respectively. For the years ended December 31, 2015, 2014 and 2013, the Company earned interest income of $276.1 million, $275.0 million and $224.9 million, respectively, from its investment in the SSLP Certificates. The Company is also entitled to certain fees in connection with the SSLP. For the years ended December 31, 2015, 2014 and 2013, in connection with the SSLP, the Company earned capital structuring service, sourcing and other fees totaling $48.1 million, $69.7 million and $66.6 million, respectively.

        In October 2015, the SSLP distributed to the Company the SSLP's entire first lien senior secured loan investment in Instituto de Banca y Comercio, Inc. ("EduK") with an estimated fair value at the time of the distribution of $67.4 million. As a result of the distribution, the SSLP fully exited its investment in EduK. Prior to such distribution, the Company directly held a position in the same first lien senior secured loan investment. As a result of the distribution, the Company reduced the cost basis of its investment in the SSLP by $67.4 million and increased the Company's cost basis in EduK for the same amount.

  Ivy Hill Asset Management, L.P.

        Ivy Hill Asset Management, L.P. ("IHAM") is an asset management services company and an SEC-registered investment adviser. The Company has made investments in IHAM, its wholly owned portfolio company and previously made investments in certain vehicles managed by IHAM. As of December 31, 2015, IHAM had assets under management of approximately $3.2 billion. As of December 31, 2015, IHAM managed 15 vehicles and served as the sub-manager/sub-servicer for three other vehicles (these vehicles managed or sub-managed/sub-serviced by IHAM are collectively referred to as the "IHAM Vehicles"). IHAM earns fee income from managing the IHAM Vehicles and has also invested in certain of these vehicles as part of its business strategy. As of December 31, 2015 and 2014, IHAM had total investments of $233.0 million and $219.0 million, respectively. For the years ended December 31, 2015, 2014 and 2013, IHAM had management and incentive fee income of $20.0 million, $19.0 million and $21.0 million, respectively, and other investment-related income of $25.0 million, $34.0 million and $91.0 million, respectively.

        The amortized cost and fair value of the Company's investment in IHAM was $171.0 million and $235.5 million, respectively, as of December 31, 2015, and $171.0 million and $259.3 million, respectively, as of December 31, 2014. For the years ended December 31, 2015, 2014 and 2013, the Company received distributions consisting entirely of dividend income from IHAM of $50.0 million, $50.0 million and $72.4 million, respectively. The dividend income for the years ended December 31, 2015, 2014 and 2013, included additional dividends of $10.0 million, $10.0 million and $32.4 million, respectively, in addition to the quarterly dividends generally paid by IHAM.

        From time to time, IHAM or certain IHAM Vehicles may purchase investments from, or sell investments to, the Company. For any such sales or purchases by the IHAM Vehicles to or from the Company, the IHAM Vehicles must obtain approval from third parties unaffiliated with the Company or IHAM, as applicable. During the years ended December 31, 2015 and 2014, IHAM or certain of the IHAM Vehicles purchased $538.1 million and $219.6 million, respectively, of investments from the Company. A net realized gain of $0.6 million and a net realized loss of $0.1 million was recorded by the Company on these transactions for the years ended December 31, 2015 and 2014, respectively. During the years ended December 31, 2015 and 2014, the Company purchased $11.5 million and $20.2 million of investments, respectively, from certain of the IHAM Vehicles.

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

5.     DEBT

        In accordance with the Investment Company Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 200% after such borrowing. As of December 31, 2015 the Company's asset coverage was 222%.

        The Company's outstanding debt as of December 31, 2015 and 2014 were as follows:

	As of December 31,
	2015					2014
	Total Aggregate Principal Amount Committed/ Outstanding(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding(1)	Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$1,290,000	(2)	$515,000	$515,000		$1,250,000	$170,000	$170,000
Revolving Funding Facility	540,000	(3)	250,000	250,000		540,000	324,000	324,000
SMBC Funding Facility	400,000		110,000	110,000		400,000	62,000	62,000
SBA Debentures	75,000		22,000	22,000		—	—	—
February 2016 Convertible Notes	575,000		575,000	574,202	(4)	575,000	575,000	565,001	(4)
June 2016 Convertible Notes	230,000		230,000	228,488	(4)	230,000	230,000	225,026	(4)
2017 Convertible Notes	162,500		162,500	161,195	(4)	162,500	162,500	160,180	(4)
2018 Convertible Notes	270,000		270,000	266,835	(4)	270,000	270,000	265,431	(4)
2019 Convertible Notes	300,000		300,000	297,021	(4)	300,000	300,000	296,130	(4)
2018 Notes	750,000		750,000	750,537	(5)	750,000	750,000	750,704	(5)
2020 Notes	600,000		600,000	599,097	(6)	400,000	400,000	398,430	(6)
February 2022 Notes	—		—	—	(7)	143,750	143,750	143,750	(7)
October 2022 Notes	182,500		182,500	182,500		182,500	182,500	182,500
2040 Notes	—		—	—	(7)	200,000	200,000	200,000	(7)
2047 Notes	229,557		229,557	181,604	(8)	229,557	229,557	181,330	(8)

Total	$5,604,557		$4,196,557	$4,138,479		$5,633,307	$3,999,307	$3,924,482

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

(4)
Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes (as defined below) less the unaccreted discount recorded upon issuance of the Convertible Unsecured Notes. As of December 31, 2015, the total unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes was $798, $1,512, $1,305, $3,165 and $2,979, respectively. As of December 31, 2014, the total unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes was $9,999, $4,974, $2,320, $4,569 and $3,870, respectively. See Note 17 for a subsequent event relating to the maturity and repayment of the February 2016 Convertible Notes.

(5)
Represents the aggregate principal amount outstanding of the 2018 Notes plus the net unamortized premium that was recorded upon the issuances of the 2018 Notes. As of December 31, 2015 and 2014, the total net unamortized premium for the 2018 Notes was $537 and $704, respectively.

(6)
As of December 31, 2015, represents the aggregate principal amount outstanding of the 2020 Notes less the net unaccreted discount of $903 recorded upon the issuances of the 2020 Notes. As of December 31, 2014, represents the aggregate principal amount outstanding of the 2020 Notes less the unaccreted discount of $1,570 recorded on the first issuance of the 2020 Notes.

(7)
See below for more information on the early redemption of the February 2022 Notes and the 2040 Notes.

(8)
Represents the aggregate principal amount outstanding of the 2047 Notes less the unaccreted purchased discount recorded as a part of the Allied Acquisition (as defined below). As of December 31, 2015 and 2014, the total unaccreted purchased discount for the 2047 Notes was $47,953 and $48,227, respectively.

        The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount, of all the Company's outstanding debt as of December 31, 2015 were 4.4% and 4.5 years, respectively, and as of December 31, 2014 were 4.9% and 6.5 years, respectively.

  Revolving Credit Facility

        The Company is party to a senior secured revolving credit facility (as amended and restated, the "Revolving Credit Facility"), which allows the Company to borrow up to $1,290,000 at any one time outstanding. The end of the revolving period and the stated maturity date for the Revolving Credit Facility are May 4, 2019 and May 4, 2020, respectively. The Revolving Credit Facility also includes a feature that allows, under certain circumstances, for an increase in the size of the facility to a maximum of $1,935,000. The Revolving Credit Facility generally requires payments of interest at the end of each LIBOR interest period, but no less frequently than quarterly, on LIBOR based loans, and monthly payments of interest on other loans. From the end of the revolving period to the stated maturity date, the Company is required to repay outstanding principal amounts under the Revolving Credit Facility on a monthly basis in an amount equal to 1/12th of the outstanding principal amount at the end of the revolving period.

        Under the Revolving Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders' equity, (e) maintaining a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of the Company and its consolidated subsidiaries (subject to certain exceptions) of not less than 2.0:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Credit Facility. Amounts available to borrow under the Revolving Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company's portfolio that are pledged as collateral. As of December 31, 2015, the Company was in compliance in all material respects with the terms of the Revolving Credit Facility.

        As of December 31, 2015 and 2014, there were $515,000 and $170,000 outstanding, respectively, under the Revolving Credit Facility. As of December 31, 2015, the Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $150,000. As of December 31, 2015 and 2014, the Company had $24,111 and $29,648, respectively, in letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued. As of December 31, 2015, there was $750,889 available for borrowing (net of letters of credit issued) under the Revolving Credit Facility.

        Since March 26, 2015, the interest rate charged on the Revolving Credit Facility is based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over an "alternate base rate" (as defined in the agreements governing the Revolving Credit Facility), in each case, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of December 31, 2015, the interest rate in effect was LIBOR plus 1.75%. From May 2, 2013 to March 25, 2015, the interest rate charged on the Revolving Credit Facility was based on an applicable spread of 2.00% over LIBOR or an applicable spread of 1.00% over an "alternate base rate." Prior to and including May 1, 2013, the interest rate charged on the Revolving Credit Facility was based on LIBOR plus an applicable spread of 2.25% or a "base rate" plus an applicable spread of 1.25%. As of December 31, 2015, the one, two, three and six month LIBOR was 0.43%, 0.51%, 0.61% and 0.85%, respectively. As of December 31, 2014, the one, two, three and six month LIBOR was 0.17%, 0.21%, 0.26% and 0.36%, respectively. In addition to the stated interest expense on the Revolving Credit Facility, the Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. Since March 26, 2015, the Company is also required to pay a letter of credit fee of either 2.00% or 2.25% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. From May 2, 2013 to March 25, 2015, the Company paid a letter of credit fee of 2.25% per annum on letters of credit issued. Prior to and including May 1, 2013, the letter of credit fee was 2.50%.

        The Revolving Credit Facility is secured by certain assets in the Company's portfolio and excludes investments held by Ares Capital CP under the Revolving Funding Facility, those held by ACJB under the SMBC Funding Facility and those held by Ares Venture Finance, L.P. ("AVF LP") under the SBA-guaranteed debentures (the "SBA Debentures"), each as described below, and certain other investments.

        For the years ended December 31, 2015, 2014 and 2013, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the Years Ended December 31,
	2015	2014	2013
Stated interest expense	$1,380	$737	$3,250
Facility fees	5,137	5,028	4,044
Amortization of debt issuance costs	2,507	2,556	2,746

Total interest and credit facility fees expense	$9,024	$8,321	$10,040

Cash paid for interest expense	$1,153	$640	$3,250
Average stated interest rate	2.03%	2.20%	2.24%
Average outstanding balance	$67,000	$33,110	$144,995

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

        Amounts available to borrow under the Revolving Funding Facility are subject to a borrowing base that applies different advance rates to different types of assets held by Ares Capital CP. Ares Capital CP is also subject to limitations with respect to the loans securing the Revolving Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests, loans with fixed rates and loans with certain investment ratings, as well as restrictions on portfolio company leverage, which may also affect the borrowing base and therefore amounts available to borrow. The Company and Ares Capital CP are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the agreements governing the Revolving Funding Facility. As of December 31, 2015, the Company and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

        As of December 31, 2015 and 2014, there was $250,000 and $324,000 outstanding, respectively, under the Revolving Funding Facility. Since January 25, 2013, the interest rate charged on the Revolving Funding Facility is based on an applicable spread ranging from 2.25% to 2.50% over LIBOR or ranging from 1.25% to 1.50% over a "base rate" (as defined in the agreements governing the Revolving Funding Facility) in each case, determined monthly based on the composition of the borrowing base relative to outstanding borrowings under the Revolving Funding Facility. As of December 31, 2015, the interest rate in effect was LIBOR plus 2.25%. Prior to and including January 24, 2013, the interest rate charged on the Revolving Funding Facility was based on LIBOR plus an applicable spread of 2.50% or on a "base rate" plus an applicable spread of 1.50%. Since May 14, 2014, Ares Capital CP is required to pay a commitment fee between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility. Prior to and including May 13, 2014, Ares Capital CP was required to pay a commitment fee between 0.50% and 1.75% per annum depending on the size of the unused portion of the Revolving Funding Facility.

        For the years ended December 31, 2015, 2014 and 2013, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Funding Facility were as follows:

	For the Years Ended December 31,
	2015	2014	2013
Stated interest expense	$1,601	$3,997	$5,968
Facility fees	3,661	4,271	3,702
Amortization of debt issuance costs	2,311	2,215	2,015

Total interest and credit facility fees expense	$7,573	$10,483	$11,685

Cash paid for interest expense	$2,576	$3,877	$6,475
Average stated interest rate	2.47%	2.41%	2.47%
Average outstanding balance	$63,912	$163,838	$241,247
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

        Amounts available to borrow under the SMBC Funding Facility are subject to a borrowing base that applies an advance rate to assets held by ACJB. The Company and ACJB are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the SMBC Funding Facility. As of December 31, 2015, the Company and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

        As of December 31, 2015 and 2014, there was $110,000 and $62,000 outstanding, respectively, under the SMBC Funding Facility. Since June 30, 2015, the interest rate charged on the SMBC Funding Facility is based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over a "base rate" (as defined in the agreements governing the SMBC Funding Facility), in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. As of December 31, 2015, the interest rate in effect was LIBOR plus 1.75%. From December 20, 2013 to June 30, 2015, the interest rate charged on the SMBC Funding Facility was based on an applicable spread of 2.00% over LIBOR or 1.00% over a "base rate." Prior to and including December 19, 2013, subject to certain exceptions, the interest rate charged on the SMBC Funding Facility was based on one month LIBOR plus an applicable spread of 2.125% or a "base rate" (as defined in the agreements governing the SMBC Funding Facility) plus an applicable spread of 1.125%. As of December 31, 2015 and 2014, the interest rate in effect was based on one month LIBOR, which was 0.43% and 0.17%, respectively. Since March 15, 2014, ACJB is required to pay a commitment fee of between 0.35% and 0.875% per annum depending on the size of the unused portion of the SMBC Funding Facility. From December 20, 2013 through March 14, 2014, ACJB was required to pay a commitment fee of up to 0.75% per annum depending on the size of the unused portion of the SMBC Funding Facility. Prior to and including December 19, 2013, ACJB was required to pay a commitment fee of up to 0.50% per annum depending on the size of the unused portion of the SMBC Funding Facility.

        For the years ended December 31, 2015, 2014 and 2013, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SMBC Funding Facility were as follows:

	For the Years Ended December 31,
	2015	2014	2013
Stated interest expense	$654	$486	$—
Facility fees	1,510	1,483	446
Amortization of debt issuance costs	1,140	1,125	1,047

Total interest and credit facility fees expense	$3,304	$3,094	$1,493

Cash paid for interest expense	$548	$421	$16
Average stated interest rate	2.09%	2.16%	—%
Average outstanding balance	$30,929	$22,208	$—

  SBA Debentures

        In April 2015, the Company's wholly owned subsidiary, AVF LP, received a license from the Small Business Administration ("SBA") to operate as a Small Business Investment Company ("SBIC") under the provisions of Section 301(c) of the Small Business Investment Act of 1958, as amended. The SBA places certain limitations on the financing of investments by SBICs in portfolio companies, including regulating the types of financings, restricting investments to only include small businesses with certain characteristics or in certain industries, and requiring capitalization thresholds that may limit distributions to the Company.

        The license from the SBA allows AVF LP to obtain leverage by issuing the SBA Debentures, subject to issuance of a capital commitment by the SBA and other customary procedures. Leverage through the SBA Debentures is subject to required capitalization thresholds. Current SBA regulations limit the amount that any SBIC may borrow to $150,000 and as of December 31, 2015, the amount of the SBA Debentures committed to AVF LP by the SBA was $75,000. The SBA Debentures are non-recourse to the Company, have interest payable semi-annually, have a 10-year maturity and may be prepaid at any time without penalty. As of December 31, 2015, AVF LP had $22,000 of the SBA Debentures issued and outstanding, which mature between September 2025 and March 2026. AVF LP is subject to an annual periodic examination by an SBA examiner to determine AVF LP's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of December 31, 2015, AVF LP was materially in compliance with SBA regulatory requirements.

        The interest rate for the SBA Debentures is fixed at the time the SBA Debentures and other applicable SBA-guaranteed debentures can be pooled and sold to the public and is based on a spread over U.S. treasury notes with 10-year maturities. The pooling of newly issued SBA-guaranteed debentures occurs twice per year. The spread includes an annual charge as determined by the SBA (the "Annual Charge") as well as a market-driven component. Prior to the 10-year fixed interest rate being determined, the interim interest rate charged for the SBA-guarantee debentures is based on LIBOR plus an applicable spread of 0.30% and the Annual Charge. Prior to September 23, 2015, the interim interest rate in effect for the SBA Debentures outstanding was 1.34%. As of December 31, 2015, the weighted average interest rate in effect for the SBA Debentures was 3.19%.

        For the year ended December 31, 2015, the components of interest expense, cash paid for interest expense, average stated interest rate and average outstanding balances for the SBA Debentures were as follows:

For the Year Ended December 31, 2015
Stated interest expense	$243
Facility fees	—
Amortization of debt issuance costs	$167

Total interest and credit facility fees expense	$410

Cash paid for interest expense	$58
Average stated interest rate	2.42%
Average outstanding balance	$18,201

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

        In certain circumstances, the Convertible Unsecured Notes will be convertible into cash, shares of the Company's common stock or a combination of cash and shares of its common stock, at the Company's election, at their respective conversion rates (listed below as of December 31, 2015) subject to customary anti-dilution adjustments and the requirements of their respective indenture (the "Convertible Unsecured Notes Indentures"). Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Unsecured Notes only under certain circumstances set forth in the Convertible Unsecured Notes Indentures. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Unsecured Notes at any time. In addition, if the Company engages in certain corporate events as described in their respective Convertible Unsecured Notes Indenture, holders of the Convertible Unsecured Notes may require the Company to repurchase for cash all or part of the Convertible Unsecured Notes at a repurchase price equal to 100% of the principal amount of the Convertible Unsecured Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

        Certain key terms related to the convertible features for each of the Convertible Unsecured Notes as of December 31, 2015 are listed below.

	February 2016 Convertible Notes	June 2016 Convertible Notes	2017 Convertible Notes	2018 Convertible Notes	2019 Convertible Notes
Conversion premium	17.5%	17.5%	17.5%	17.5%	15.0%
Closing stock price at issuance	$16.28	$16.20	$16.46	$16.91	$17.53
Closing stock price date	January 19, 2011	March 22, 2011	March 8, 2012	October 3, 2012	July 15, 2013
Conversion price(1)	$18.33	$18.24	$18.91	$19.64	$19.99
Conversion rate (shares per one thousand dollar principal amount)(1)	54.5647	54.8342	52.8915	50.9054	50.0292
Conversion dates	August 15, 2015	December 15, 2015	September 15, 2016	July 15, 2017	July 15, 2018

(1)
Represents conversion price and conversion rate, as applicable, as of December 31, 2015, taking into account certain de minimis adjustments that will be made on the conversion date.

        See Note 17 for a subsequent event relating to the maturity and repayment of the February 2016 Convertible Notes.

        As of December 31, 2015, the principal amounts of each series of the Convertible Unsecured Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company's common stock.

        The Convertible Unsecured Notes Indentures contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of the Convertible Unsecured Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Unsecured Notes Indentures. As of December 31, 2015, the Company was in compliance in all material respects with the terms of the Convertible Unsecured Notes Indentures.

        The Convertible Unsecured Notes are accounted for in accordance with ASC 470-20. To the extent the June 2016 Convertible Unsecured Notes are converted, the Company has selected to settle with a combination of cash and shares of its common stock. Upon conversion of any of the other Convertible Unsecured Notes, the Company intends to pay the outstanding principal amount in cash and to the extent that the conversion value exceeds the principal amount, the Company has the option to pay in cash or shares of the Company's common stock (or a combination of cash and shares) in respect of the excess amount, subject to the requirements of the Convertible Unsecured Notes Indentures. The Company has determined that the embedded conversion options in the Convertible Unsecured Notes are not required to be separately accounted for as a derivative under GAAP. In accounting for the Convertible Unsecured Notes, the Company estimated at the time of issuance separate debt and equity components for each of the Convertible Unsecured Notes. An original issue discount equal to the equity components of the Convertible Unsecured Notes was recorded in "capital in excess of par value" in the accompanying consolidated balance sheet. Additionally, the issuance costs associated with the Convertible Unsecured Notes were allocated to the debt and equity components in proportion to the allocation of the proceeds and accounted for as debt issuance costs and equity issuance costs, respectively.

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

(1)
At time of issuance.

(2)
At time of issuance and as of December 31, 2015.

        In addition to the original issue discount equal to the equity components of the Convertible Unsecured Notes, the 2018 Convertible Notes and the 2019 Convertible Notes were each issued at a discount. The Company records interest expense comprised of both stated interest expense as well as accretion of any original issue discount.

        As of December 31, 2015, the components of the carrying value of the Convertible Unsecured Notes, the stated interest rate and the effective interest rate were as follows:

	February 2016 Convertible Notes	June 2016 Convertible Notes	2017 Convertible Notes	2018 Convertible Notes	2019 Convertible Notes
Principal amount of debt	$575,000	$230,000	$162,500	$270,000	$300,000
Original issue discount, net of accretion	(798)	(1,512)	(1,305)	(3,165)	(2,979)

Carrying value of debt	$574,202	$228,488	$161,195	$266,835	$297,021

Stated interest rate	5.750%	5.125%	4.875%	4.750%	4.375%
Effective interest rate(1)	7.4%	6.7%	5.5%	5.3%	4.7%

(1)
The effective interest rate of the debt component of the Convertible Unsecured Notes is equal to the stated interest rate plus the accretion of original issue discount.

        For the years ended December 31, 2015, 2014 and 2013, the components of interest expense and cash paid for interest expense for the Convertible Unsecured Notes were as follows:

	For the Years Ended December 31,
	2015	2014	2013
Stated interest expense	$78,722	$78,722	$71,540
Amortization of debt issuance costs	6,863	7,292	6,293
Accretion of original issue discount	15,973	14,927	13,508

Total interest expense	$101,558	$100,941	$91,341

Cash paid for interest expense	$78,722	$78,612	$62,568

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

        In January 2015, the Company issued an additional $200,000 aggregate principal amount of the 2020 Notes at a premium of 100.2% of their principal amount (the "Additional 2020 Notes"). The original issue premium recognized upon issuance of the Additional 2020 Notes totaled $370. Total proceeds from the issuance of the Additional 2020 Notes, net of underwriting discounts and offering costs, were approximately $198,359.

  February 2022 Notes

        In February 2012, the Company issued $143,750 aggregate principal amount of unsecured notes that were scheduled to mature on February 15, 2022 (the "February 2022 Notes"). The February 2022 Notes bore interest at a rate of 7.00% per year, payable quarterly. Total proceeds from the issuance of the February 2022 Notes, net of underwriting discounts and offering costs, were $138,338. In March 2015, the Company redeemed the entire aggregate principal amount outstanding of its February 2022 Notes in accordance with the terms of the indenture governing the February 2022 Notes. The February 2022 Notes were redeemed at par plus accrued and unpaid interest for a total redemption price of approximately $144,616, which resulted in a realized loss on the extinguishment of debt of $3,839.

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

  2040 Notes

        In October 2010, the Company issued $200,000 aggregate principal amount of unsecured notes that mature on October 15, 2040 (the "2040 Notes"). The 2040 Notes bore interest at a rate of 7.75% per year, payable quarterly. Total proceeds from the issuance of the 2040 Notes, net of underwriting discounts and offering costs, were $192,664. In October 2015, the Company redeemed the entire aggregate principal amount outstanding of the 2040 Notes in accordance with the terms of the indenture governing the 2040 Notes. The 2040 Notes were redeemed at par plus accrued and unpaid interest for a total redemption price of approximately $200,560, which resulted in a realized loss on the extinguishment of debt of $6,572.

  2047 Notes

        As part of the acquisition of Allied Capital Corporation ("Allied Capital") in April 2010 (the "Allied Acquisition"), the Company assumed $230,000 aggregate principal amount of unsecured notes due on April 15, 2047 (the "2047 Notes" and together with the 2018 Notes, the 2020 Notes and the October 2022 Notes, the "Unsecured Notes"). The 2047 Notes bear interest at a rate of 6.875%, payable quarterly and all principal is due upon maturity. The 2047 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option, at a par redemption price of $25.00 per security plus accrued and unpaid interest. As of December 31, 2015 and 2014, the outstanding principal was $229,557 and $229,557 respectively, and the carrying value was $181,604 and $181,330, respectively. The carrying value represents the outstanding principal amount of the 2047 Notes less the unaccreted purchased discount recorded as a part of the Allied Acquisition.

        For the years ended December 31, 2015, 2014 and 2013, the components of interest expense and cash paid for interest expense for the Unsecured Notes, the February 2022 Notes and the 2040 Notes were as follows:

	For the Years Ended December 31,
	2015	2014	2013
Stated interest expense	$100,619	$89,804	$55,509
Amortization of debt issuance costs	4,076	3,196	298
Accretion of purchase discount	403	180	1,129

Total interest expense	$105,098	$93,180	$56,936

Cash paid for interest expense	$97,621	$85,672	$52,097

        The Unsecured Notes contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of such notes under certain circumstances. These covenants are subject to important limitations and exceptions set forth in the indentures governing such notes. As of December 31, 2015, the Company was in compliance in all material respects with the terms of the respective indentures governing each of the Unsecured Notes.

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

6.     DERIVATIVE INSTRUMENTS

        The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company's investments denominated in foreign currencies. Net unrealized gains or losses on foreign currency contracts are included in "net unrealized gains (losses) from foreign currency and other transactions" and net realized gains or losses on forward currency contracts are included in "net realized gains (losses) from foreign currency transactions" in the accompanying consolidated statement of operations.

        During the year ended December 31, 2015, the Company entered into an agreement with the SDLP to sell certain of the Company's investments to the SDLP at a mutually agreed upon price on a future date. The value of the agreement with the SDLP will change as the fair value of the identified loans changes. As of December 31, 2015, the unrealized gain related to this agreement was included in the "net unrealized gains (losses) from foreign currency and other transactions" in the accompanying consolidated statement of operations and in "other assets" in the accompanying consolidated balance sheet.

        Forward currency contracts and the forward sale agreement are considered undesignated derivative instruments.

        Certain information related to the Company's derivative financial instruments is presented below as of December 31, 2015 and 2014.

	As of December 31, 2015
Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Balance Sheet Location of Net Amounts
Foreign currency forward contract	CAD45,000	1/6/2016	$1,112	$—	Other Assets
Foreign currency forward contract	€3,820	1/6/2016	143	—	Other Assets
Forward sale agreement	$316,201	—	2,602	—	Other Assets

Total			$3,857	$—

	As of December 31, 2014
Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Balance Sheet Location of Net Amounts
Foreign currency forward contract	CAD45,000	1/8/2015	$1,537	$—	Other assets

Total			$1,537	$—

7.     COMMITMENTS AND CONTINGENCIES

        The Company has various commitments to fund investments in its portfolio as described below.

        As of December 31, 2015 and 2014, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) the Company's discretion:

	As of December 31,
	2015	2014
Total revolving and delayed draw loan commitments	$418,880	$574,772
Less: drawn commitments	(122,925)	(111,802)

Total undrawn commitments	295,955	462,970
Less: commitments substantially at discretion of the Company	(6,000)	(6,000)
Less: unavailable commitments due to borrowing base or other covenant restrictions	—	(2,700)

Total net adjusted undrawn revolving and delayed draw loan commitments	$289,955	$454,270

        Included within the total revolving and delayed draw loan commitments as of December 31, 2015 and 2014 were delayed draw loan commitments totaling $148,609 and $206,429, respectively. The Company's commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels).

        Also included within the total revolving and delayed draw loan commitments as of December 31, 2015 were commitments to issue up to $42,212 in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2015, the Company had $13,840 in letters of credit issued and outstanding under these commitments on behalf of portfolio companies. For all these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. None of these letters of credit issued and outstanding are recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company. Of these letters of credit, $12,818 expire in 2016 and $1,022 expire in 2017.

        The Company also has commitments to co-invest in the SSLP for the Company's portion of the SSLP's commitments to fund delayed draw loans to certain portfolio companies of the SSLP. See Note 4 for more information.

        As of December 31, 2015 and 2014, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

	As of December 31,
	2015	2014
Total private equity commitments	$107,000	$107,000
Less: funded private equity commitments	(20,896)	(20,442)

Total unfunded private equity commitments	86,104	86,558
Less: private equity commitments substantially at discretion of the Company	(84,554)	(84,633)

Total net adjusted unfunded private equity commitments	$1,550	$1,925

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

  Lease Commitments

        The Company is obligated under a number of operating leases and subleases for office spaces with terms ranging from less than one year to more than 15 years. Total rent expense incurred by the Company for the years ended December 31, 2015, 2014 and 2013 was $4,171, $3,366 and $3,687, respectively.

        The following table shows future minimum payments under the Company's operating leases and subleases where it is a sublessee as of December 31, 2015:

For the Years Ended December 31,	Amount
2016	$9,192
2017	9,352
2018	9,098
2019	9,070
2020	8,889
Thereafter	48,481

Total	$94,082

        For certain of its operating leases, the Company has entered into subleases including ones with Ares Management and IHAM, a wholly owned portfolio company of the Company. See Note 13 for further description of these subleases.

        The following table shows future expected rental payments to be received under the Company's subleases where the Company is the sublessor as of December 31, 2015. The current allocations reflected below are as of December 31, 2015. The allocations in connection with the Company's subleases are subject to change and future review. Further, such allocations are subject to change depending on the composition of, and functions performed by, the staff in each office.

For the Years Ended December 31,	Amount
2016	$5,815
2017	5,912
2018	5,815
2019	5,739
2020	5,772
Thereafter	32,548

Total	$61,601

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

        The Company's portfolio investments (other than as described below in the following paragraph) are typically valued using two different valuation techniques. The first valuation technique is an analysis of the enterprise value ("EV") of the portfolio company. Enterprise value means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The primary method for determining EV uses a multiple analysis whereby appropriate multiples are applied to the portfolio company's EBITDA (generally defined as net income before net interest expense, income tax expense, depreciation and amortization). EBITDA multiples are typically determined based upon review of market comparable transactions and publicly traded comparable companies, if any. The Company may also employ other valuation multiples to determine EV, such as revenues or, in the case of certain portfolio companies in the power generation industry, kilowatt capacity. The second method for determining EV uses a discounted cash flow analysis whereby future expected cash flows of the portfolio company are discounted to determine a present value using estimated discount rates (typically a weighted average cost of capital based on costs of debt and equity consistent with current market conditions). The EV analysis is performed to determine the value of equity investments, the value of debt investments in portfolio companies where the Company has control or could gain control through an option or warrant security, and to determine if there is credit impairment for debt investments. If debt investments are credit impaired, an EV analysis may be used to value such debt investments; however, in addition to the methods outlined above, other methods such as a liquidation or wind-down analysis may be utilized to estimate enterprise value. The second valuation technique is a yield analysis, which is typically performed for non-credit impaired debt investments in portfolio companies where the Company does not own a controlling equity position. To determine fair value using a yield analysis, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk. In the yield analysis, the Company considers the current contractual interest rate, the maturity and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the enterprise value of the portfolio company. As debt investments held by the Company are substantially illiquid with no active transaction market, the Company depends on primary market data, including newly funded transactions, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.

        For other portfolio investments such as investments in collateralized loan obligations and the SSLP Certificates, discounted cash flow analysis is the primary technique utilized to determine fair value. Expected future cash flows associated with the investment are discounted to determine a present value using a discount rate that reflects estimated market return requirements.

        The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of December 31, 2015 and 2014. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company's determination of fair values.

	As of December 31, 2015
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
First lien senior secured loans	$2,638,784	Yield analysis	Market yield	4.0% - 16.5%	9.2%
Second lien senior secured loans	2,861,294	Yield analysis	Market yield	8.5% - 19.5%	10.6%
Subordinated certificates of the SSLP	1,884,861	Discounted cash flow analysis	Discount rate	10.5% - 11.5%	11.0%
Senior subordinated debt	654,066	Yield analysis	Market yield	8.3% - 15.8%	12.2%
Preferred equity securities	375,830	EV market multiple analysis	EBITDA multiple	4.0x - 14.8x	7.2	x
Other equity securities and other	637,289	EV market multiple analysis	EBITDA multiple	4.0x - 14.8x	10.2	x

Total Investments	$9,052,124

Derivatives	$2,602	Yield analysis	Market yield	7.0% - 7.6%	7.4%

Total Other Assets	$2,602

	As of December 31, 2014
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
First lien senior secured loans	$3,700,602	Yield analysis	Market yield	4.0% - 20.0%	8.5%
Second lien senior secured loans	1,900,464	Yield analysis	Market yield	6.6% - 13.5%	9.5%
Subordinated certificates of the SSLP	2,065,015	Discounted cash flow analysis	Discount rate	10.0% - 13.0%	11.8%
Senior subordinated debt	523,288	Yield analysis	Market yield	8.3% - 14.0%	11.2%
Preferred equity securities	190,254	EV market multiple analysis	EBITDA multiple	4.5x - 15.2x	9.7	x
Other equity securities and other	644,157	EV market multiple analysis	EBITDA multiple	4.5x - 14.5x	9.5	x

Total	$9,023,780

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

        The following table presents fair value measurements of cash and cash equivalents, investments and derivatives as of December 31, 2015:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$257,056	$257,056	$—	$—
Investments	$9,055,496	$3,372	$—	$9,052,124
Derivatives	$3,857	$—	$1,255	$2,602

        The following table presents fair value measurements of cash and cash equivalents, investments and derivatives as of December 31, 2014:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$194,555	$194,555	$—	$—
Investments	$9,028,379	$4,599	$—	$9,023,780
Derivatives	$1,537	$—	$1,537	$—

        The following table presents changes in investments that use Level 3 inputs as of and for the year ended December 31, 2015:

As of and For the Year Ended December 31, 2015
Balance as of December 31, 2014	$9,023,780
Net realized gains	114,113
Net unrealized losses	(241,291)
Purchases	3,881,395
Sales	(1,772,435)
Redemptions	(1,968,512)
Payment-in-kind interest and dividends	23,710
Net accretion of discount on securities	4,362
Net transfers in and/or out of Level 3	(12,998)

Balance as of December 31, 2015	$9,052,124

        As of December 31, 2015, the net unrealized depreciation on the investments that use Level 3 inputs was $98,600. For the year ended December 31, 2015, the net transfers out of Level 3 were due to privately held equity investments converting to publicly traded stock.

        The following table presents changes in derivatives that use Level 3 inputs as of and for the year ended December 31, 2015:

As of and For the Year Ended December 31, 2015
Balance as of December 31, 2014	$—
Net unrealized gains	2,602

Balance as of December 31, 2015	$2,602

        As of December 31, 2015, the net unrealized appreciation on the derivatives that use Level 3 inputs was $2,602.

        For the year ended December 31, 2015, the total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the Company's Level 3 assets still held as of December 31, 2015, and reported within the net unrealized gains (losses) from investments, foreign currency and other transactions in the Company's consolidated statement of operations was $(201,234).

        The following table presents changes in investments that use Level 3 inputs as of and for the year ended December 31, 2014:

As of and For the Year Ended December 31, 2014
Balance as of December 31, 2013	$7,632,897
Net realized gains	90,578
Net unrealized gains	56,379
Purchases	4,536,868
Sales	(1,035,697)
Redemptions	(2,267,822)
Payment-in-kind interest and dividends	11,916
Net accretion of discount on securities	3,153
Net transfers in and/or out of Level 3	(4,492)

Balance as of December 31, 2014	$9,023,780

        As of December 31, 2014, the net unrealized appreciation on the investments that use Level 3 inputs was $150,237. For the year ended December 31, 2014, the net transfers out of Level 3 were due to privately held equity investments converting to publicly traded stock.

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

        Following are the carrying and fair values of the Company's debt obligations as of December 31, 2015 and 2014. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company's marketplace credit ratings, or market quotes, if available.

	As of December 31,
	2015			2014
	Carrying value(1)		Fair value	Carrying value(1)		Fair value
Revolving Credit Facility	$515,000		$515,000	$170,000		$170,000
Revolving Funding Facility	250,000		250,000	324,000		324,000
SMBC Funding Facility	110,000		110,000	62,000		62,000
SBA Debentures	22,000		22,000	—		—
February 2016 Convertible Notes (principal amount outstanding of $575,000)	574,202	(2)	575,058	565,001	(2)	592,940
June 2016 Convertible Notes (principal amount outstanding of $230,000)	228,488	(2)	230,058	225,026	(2)	237,010
2017 Convertible Notes (principal amount outstanding of $162,500)	161,195	(2)	164,206	160,180	(2)	168,521
2018 Convertible Notes (principal amount outstanding of $270,000)	266,835	(2)	270,877	265,431	(2)	279,169
2019 Convertible Notes (principal amount outstanding of $300,000)	297,021	(2)	299,061	296,130	(2)	302,532
2018 Notes (principal amount outstanding of $750,000)	750,537	(3)	777,405	750,704	(3)	788,288
2020 Notes (principal amount outstanding of $600,000 and $400,000, respectively)	599,097	(4)	607,128	398,430	(4)	399,740
February 2022 Notes (principal amount outstanding of $0 and $143,750, respectively)	—	(5)	—	143,750	(5)	144,764
October 2022 Notes (principal amount outstanding of $182,500)	182,500		182,009	182,500		183,835
2040 Notes (principal amount outstanding of $0 and $200,000, respectively)	—	(5)	—	200,000	(5)	203,208
2047 Notes (principal amount outstanding of $229,557)	181,604	(6)	230,228	181,330	(6)	226,592

	$4,138,479	(7)	$4,233,030	$3,924,482	(7)	$4,082,599

(1)
Except for the Convertible Unsecured Notes, the 2018 Notes, the 2020 Notes and the 2047 Notes, all carrying values are the same as the principal amounts outstanding.

(2)
Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes less the unaccreted discount recorded upon issuance of each respective series of the Convertible Unsecured Notes. See Note 17 for a subsequent event relating to the maturity and repayment of the February 2016 Convertible Notes.

(3)
Represents the aggregate principal amount outstanding of the 2018 Notes plus the net unamortized premium that was recorded upon the issuances of the 2018 Notes.

(4)
As of December 31, 2015, represents the aggregate principal amount outstanding of the 2020 Notes less the net unaccreted discount recognized on the issuances of the 2020 Notes. As of December 31, 2014, represents the aggregate principal amount outstanding of the 2020 Notes less the unaccreted discount recognized on the first issuance of the 2020 Notes.

(5)
See Note 5 for more information on the early redemption of the February 2022 Notes and the 2040 Notes.

(6)
Represents the aggregate principal amount outstanding of the 2047 Notes less the unaccreted purchased discount.

(7)
Total principal amount of debt outstanding totaled $4,196,557 and $3,999,307 as of December 31, 2015 and December 31, 2014, respectively.

        The following table presents fair value measurements of the Company's debt obligations as of December 31, 2015 and 2014:

	As of December 31,
Fair Value Measurements Using	2015	2014
Level 1	$412,237	$758,399
Level 2	3,820,793	3,324,200

Total	$4,233,030	$4,082,599

9.     STOCKHOLDERS' EQUITY

        There were no sales of the Company's equity securities for the year ended December 31, 2015. The following table summarizes the total shares issued and proceeds received in public offerings of the Company's common stock net of underwriting discounts and offering costs for the years ended December 31, 2014 and 2013:

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

        The Company used the net proceeds from the above public equity offerings to repay outstanding indebtedness and for general corporate purposes, which included funding investments in accordance with its investment objective. See Note 12 for information regarding shares of common stock issued in accordance with the Company's dividend reinvestment plan.

  Stock Repurchase Program

        In September 2015, the Company's board of directors approved a stock repurchase program authorizing the Company to repurchase up to $100 million in the aggregate of its outstanding common stock in the open market at certain thresholds below its net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The Company expects that the program will be in effect until September 30, 2016, or until the approved dollar amount has been used to repurchase shares. The program does not require the Company to repurchase any specific number of shares and it cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time. During the quarter ended December 31, 2015, the Company repurchased a total of 122 shares of the Company's common stock in the open market for $1,685. The shares were repurchased at an average price of $13.86 per share, including commissions paid.

10.   EARNINGS PER SHARE

        The following information sets forth the computations of basic and diluted net increase in stockholders' equity resulting from operations per share for the years ended December 31, 2015, 2014 and 2013:

	For the Years Ended December 31,
	2015	2014	2013
Net increase in stockholders' equity resulting from operations available to common stockholders	$378,670	$590,949	$488,521
Weighted average shares of common stock outstanding—basic and diluted	314,375	305,287	266,939
Basic and diluted net increase in stockholders' equity resulting from operations per share	$1.20	$1.94	$1.83

        For the purpose of calculating diluted net increase in stockholders' equity resulting from operations per share, the average closing price of the Company's common stock for the year ended December 31, 2015 was less than the conversion price for each of the Convertible Unsecured Notes outstanding as of December 31, 2015. For the year ended December 31, 2014, the average closing price of the Company's common stock for such period was less than the conversion price for each of the Convertible Unsecured Notes outstanding as of December 31, 2014. For the year ended December 31, 2013 and the date of issuance of the 2019 Convertible Notes through December 31, 2013, the average closing price of the Company's common stock for such period was each less than the conversion price for each of the Convertible Unsecured Notes outstanding as of December 31, 2013. Therefore, for all periods presented in the financial statements, the underlying shares for the intrinsic value of the embedded options in the Convertible Unsecured Notes have no impact on the computation of diluted net increase in stockholders' equity resulting from operations per share.

11.   INCOME AND EXCISE TAXES

        For income tax purposes, dividends paid and distributions made to the Company's stockholders are reported by the Company to the stockholders as ordinary income, capital gains, or a combination thereof. Dividends paid per common share for the years ended December 31, 2015, 2014 and 2013 were taxable as follows (unaudited):

	For the Years Ended December 31,
	2015	2014	2013
Ordinary income(1)	$1.56	$1.57	$1.57
Capital gains	0.01	—	—

Total(2)	$1.57	$1.57	$1.57

(1)
For the years ended December 31, 2015, 2014 and 2013, ordinary income included dividend income of approximately $0.0730, $0.1055 and $0.1082, per share, respectively, that qualified to be taxed at the maximum capital gains rate. For certain eligible corporate shareholders, these dividends were eligible for the dividends received deduction.

(2)
For the years ended December 31, 2015, 2014 and 2013, dividends paid were comprised of interest-sourced dividends in amounts equal to 91.1%, 90.1% and 88.2% of total dividends paid, respectively.

        The following reconciles net increase in stockholders' equity resulting from operations to taxable income for the years ended December 31, 2015, 2014 and 2013:

	For the Years Ended December 31,
	2015	2014	2013
	(Estimated)(1)
Net increase in stockholders' equity resulting from operations	$378,670	$590,949	$488,521
Adjustments:
Net unrealized losses (gains) on investments, foreign currency and other transactions	246,210	(59,364)	5,610
Income not currently taxable	(51,475)	(60,992)	(78,309)
Income (loss) for tax but not book	(32,539)	10,478	43,264
Expenses not currently deductible	11,387	43,663	24,876
Expenses for tax but not book	(4,628)	(4,655)	(7,906)
Realized gain/loss differences	33,454	(100,933)	(65,244)

Taxable income	$581,079	$419,146	$410,812

(1)
The calculation of estimated 2015 taxable income includes a number of estimated inputs, including information received from third parties and, as a result, actual 2015 taxable income will not be finally determined until the Company's 2015 tax return is filed in 2016 (and, therefore, such estimate is subject to change).

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

        Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. As of December 31, 2015, the Company estimates that it will have a capital loss carryforward of approximately $77 million available for use in later tax years. Because of the loss limitation rules of the Code, some of the tax basis capital losses may be limited in their use. The unused balance will be carried forward and utilized as gains are realized, subject to such limitations. In addition to the capital loss carryforwards, the Company realized tax basis net losses totaling approximately $0.3 billion from the Allied Capital portfolio since the Allied Acquisition through December 31, 2015, that have not yet been deducted for tax purposes as their deductibility in years since the Allied Acquisition was limited by the Code. While the Company's ability to utilize losses in the future depends upon a variety of factors that cannot be known in advance, substantially all of the Company's capital loss carryforwards and the net realized losses from the Allied Capital portfolio may become permanently unavailable due to limitations by the Code.

        For 2015, the Company had estimated taxable income in excess of the distributions made from such taxable income during the year, and therefore, the Company has elected to carry forward the excess for distribution to shareholders in 2016. The amount carried forward to 2016 is estimated to be approximately $257 million, although this amount will not be finalized until the 2015 tax returns are filed in 2016. For 2014 and 2013, the Company had taxable income in excess of the distributions made from such taxable income during the year, and therefore, the Company elected to carry forward the excess for distribution to shareholders in 2015 and 2014, respectively. The amount carried forward to 2015 and 2014 was approximately $171 million and $232 million, respectively. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, the Company accrues excise tax on estimated excess taxable income. For the years ended December 31, 2015, 2014 and 2013, a net expense of $8,961, $5,486 and $10,277, respectively, was recorded for U.S. federal excise tax.

        As of December 31, 2015, the estimated cost basis of investments for tax purposes was $10.0 billion resulting in estimated gross unrealized gains and losses of $0.05 billion and $1.0 billion, respectively. As of December 31, 2014, the cost basis of investments for tax purposes was $9.6 billion resulting in estimated gross unrealized gains and losses of $0.3 billion and $0.9 billion, respectively. As of December 31, 2015 and 2014, the cost of investments for tax purposes was greater than the amortized cost of investments for book purposes of $9.1 billion and $8.9 billion, respectively, primarily as a result of the Allied Acquisition. The Allied Acquisition qualified as a tax free merger, which resulted in the acquired assets retaining Allied Capital's cost basis at the merger date.

        In general, the Company may make certain adjustments to the classification of stockholders' equity as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes, among other items. During the year ended December 31, 2015, the Company decreased accumulated overdistributed net investment income by $17,752, increased accumulated net realized loss on investments by $3,465 and decreased capital in excess of par value by $14,287. During the year ended December 31, 2014, the Company decreased accumulated overdistributed net investment income by $18,329, increased accumulated net realized loss on investments, foreign currency transactions, extinguishment of debt and other assets by $95,411 and increased capital in excess of par value by $77,082. During the year ended December 31, 2013, the Company decreased accumulated overdistributed net investment income by $14,106, increased accumulated net realized loss on investments, foreign currency transactions, extinguishment of debt and other assets by $26,151 and increased capital in excess of par value by $12,045.

        Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state income taxes. For the years ended December 31, 2015, 2014 and 2013, the Company recorded a tax expense of approximately $8,791, $12,843 and $3,828, respectively, for these subsidiaries.

12.   DIVIDENDS AND DISTRIBUTIONS

        The following table summarizes the Company's dividends declared and payable during the years ended December 31, 2015, 2014 and 2013:

Date declared	Record date	Payment date	Per share amount		Total amount
November 4, 2015	December 15, 2015	December 31, 2015	$0.38		$119,498
August 4, 2015	September 15, 2015	September 30, 2015	0.38		119,498
May 4, 2015	June 15, 2015	June 30, 2015	0.38		119,498
February 26, 2015	March 13, 2015	March 31, 2015	0.38		119,361
February 26, 2015	March 13, 2015	March 31, 2015	0.05	(1)	15,705

Total declared for 2015			$1.57		$493,560

November 4, 2014	December 15, 2014	December 31, 2014	$0.38		119,361
August 5, 2014	September 15, 2014	September 30, 2014	0.38		119,361
May 6, 2014	June 16, 2014	June 30, 2014	0.38		113,343
February 26, 2014	March 14, 2014	March 31, 2014	0.38		113,228
November 5, 2013	March 14, 2014	March 28, 2014	0.05	(1)	14,899

Total declared for 2014			$1.57		$480,192

November 5, 2013	December 16, 2013	December 31, 2013	0.38		112,307
November 5, 2013	December 16, 2013	December 31, 2013	0.05	(1)	14,777
August 6, 2013	September 16, 2013	September 30, 2013	0.38		101,959
May 7, 2013	June 14, 2013	June 28, 2013	0.38		101,856
February 27, 2013	March 15, 2013	March 29, 2013	0.38		94,488

Total declared for 2013			$1.57		$425,387

(1)
Represents an additional dividend.

        The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. When the Company issues new shares in connection with the dividend reinvestment plan, the issue price is equal to the closing price of its common stock on the dividend payment date. Dividend reinvestment plan activity for the years ended December 31, 2015, 2014 and 2013, was as follows:

	For the Years Ended December 31,
	2015	2014	2013
Shares issued	361	612	1,076
Average issue price per share	$17.17	$17.74	$17.58
Shares purchased by plan agent to satisfy dividends declared and payable during the period for stockholders	667	696	—
Average purchase price per share	$15.70	$15.93	$—

13.   RELATED PARTY TRANSACTIONS

        In accordance with the investment advisory and management agreement, the Company bears all costs and expenses of the operation of the Company and reimburses its investment adviser or its affiliates for certain of such costs and expenses incurred in the operation of the Company. For the years ended December 31, 2015, 2014 and 2013, the Company's investment adviser or its affiliates incurred such expenses totaling $6,537, $6,197 and $5,250, respectively.

        The Company is party to office leases pursuant to which it is leasing office facilities from third parties. For certain of these office leases, the Company has also entered into separate subleases with Ares Management LLC, the sole member of Ares Capital Management, and IHAM, pursuant to which Ares Management LLC and IHAM sublease a portion of these leases. For the years ended December 31, 2015, 2014 and 2013, amounts payable to the Company under these subleases totaled $4,714, $4,073 and $2,183, respectively.

        Ares Management LLC has also entered into separate subleases with the Company, pursuant to which the Company subleases certain office spaces from Ares Management LLC. For the years ended December 31, 2015, 2014 and 2013, amounts payable to Ares Management LLC under these subleases totaled $729, $569 and $185, respectively.

        The Company has also entered into agreements with Ares Management LLC and IHAM, pursuant to which Ares Management LLC and IHAM are entitled to use the Company's proprietary portfolio management software. For the year ended December 31, 2015, amounts payable to the Company under these agreements totaled $100. For the years ended December 31, 2014 and 2013, there were no amounts payable to the Company as there were no such agreements in place during those periods.

        The Company also subleased certain office space from Ares Commercial Real Estate Management LLC ("ACREM"), a wholly owned subsidiary of Ares Management LLC and manager of Ares Commercial Real Estate Corporation. The Company's office sublease with ACREM was terminated on June 30, 2013. For the year ended December 31, 2013, amounts payable under this sublease by the Company to ACREM totaled $26.

        See Note 3, Note 4 and Note 6 for descriptions of other related party transactions.

14.   FINANCIAL HIGHLIGHTS

        The following is a schedule of financial highlights as of and for the years ended December 31, 2015, 2014 and 2013:

	As of and For the Years Ended December 31,
Per Share Data:	2015	2014	2013
Net asset value, beginning of period(1)	$16.82	$16.46	$16.04
Issuances of common stock	0.01	—	0.16
Repurchases of common stock	(0.01)	—	—
Net investment income for period(2)	1.62	1.43	1.61
Net realized and unrealized gains (losses) for period(2)	(0.41)	0.50	0.22

Net increase in stockholders' equity	1.21	1.93	1.99
Total distributions to stockholders(3)	(1.57)	(1.57)	(1.57)

Net asset value at end of period(1)	$16.46	$16.82	$16.46

Per share market value at end of period	$14.25	$15.61	$17.77
Total return based on market value(4)	1.35%	(3.32)%	10.51%
Total return based on net asset value(5)	7.16%	11.79%	11.41%
Shares outstanding at end of period	314,347	314,108	297,971
Ratio/Supplemental Data:
Net assets at end of period	$5,173,332	$5,283,715	$4,904,444
Ratio of operating expenses to average net assets(6)(7)	9.51%	10.46%	10.03%
Ratio of net investment income to average net assets(6)(8)	9.75%	8.71%	9.86%
Portfolio turnover rate(6)	42%	39%	27%

(1)
The net assets used equals the total stockholders' equity on the consolidated balance sheet.

(2)
Weighted average basic per share data.

(3)
Includes an additional dividend of $0.05 per share for all periods presented.

(4)
For the year ended December 31, 2015, the total return based on market value equaled the decrease of the ending market value at December 31, 2015 of $14.25 per share from the ending market value at December 31, 2014 of $15.61 per share plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2015, divided by the market value at December 31, 2014. For the year ended December 31, 2014, the total return based on market value equaled the decrease of the ending market value at December 31, 2014 of $15.61 per share from the ending market value at December 31, 2013 of $17.77 per share plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2014, divided by the market value at December 31, 2013. For the year ended December 31, 2013, the total return based on market value equaled the increase of the ending market value at December 31, 2013 of $17.77 per share from the ending market value at December 31, 2012 of $17.50 per share plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2013, divided by the market value at December 31, 2012. The Company's shares fluctuate in value. The Company's performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5)
For the year ended December 31, 2015, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2015, divided by the beginning net asset value for the period. For the year ended December 31, 2014, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2014, divided by the beginning net asset value for the period. For the year ended December 31, 2013, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2013, divided by the beginning net asset value for the period. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan, the issuance of common stock in connection with any equity offerings and the equity components of any convertible notes issued during the period. The Company's performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(6)
The ratios reflect an annualized amount.

(7)
For the year ended December 31, 2015, the ratio of operating expenses to average net assets consisted of 2.55% of base management fees, 2.31% of income based fees and capital gains incentive fees, 4.32% of the cost of borrowing and 0.33% of other operating expenses. For the year ended December 31, 2014, the ratio of operating expenses to average net assets consisted of 2.51% of base management fees, 2.90% of income based fees and capital gains incentive fees, 4.24% of the cost of borrowing and 0.81% of other operating expenses. For the year ended December 31, 2013, the ratio of operating expenses to average net assets consisted of 2.40% of base management fees, 2.80% of income based fees and capital gains incentive fees, 3.94% of the cost of borrowing and 0.89% of other operating expenses. These ratios reflect annualized amounts.

(8)
The ratio of net investment income to average net assets excludes income taxes related to realized gains and losses.

15.   SELECTED QUARTERLY DATA (Unaudited)

	2015
	Q4	Q3	Q2	Q1
Total investment income	$261,676	$260,948	$249,479	$253,247
Net investment income before net realized and unrealized gains (losses) and income based fees and capital gains incentive fees	$150,782	$159,691	$145,134	$146,822
Income based fees and capital gains incentive fees	$3,679	$29,214	$36,631	$25,145
Net investment income before net realized and unrealized gains (losses)	$147,103	$130,477	$108,503	$121,677
Net realized and unrealized gains (losses)	$(132,390)	$(13,618)	$38,019	$(21,101)
Net increase in stockholders' equity resulting from operations	$14,713	$116,859	$146,522	$100,576
Basic and diluted earnings per common share	$0.05	$0.37	$0.47	$0.32
Net asset value per share as of the end of the quarter	$16.46	$16.79	$16.80	$16.71

	2014
	Q4	Q3	Q2	Q1
Total investment income	$270,917	$253,396	$224,927	$239,719
Net investment income before net realized and unrealized gains and income based fees and capital gains incentive fees	$166,532	$149,722	$127,699	$141,589
Income based fees and capital gains incentive fees	$38,347	$44,432	$35,708	$29,253
Net investment income before net realized and unrealized gains	$128,185	$105,290	$91,991	$112,336
Net realized and unrealized gains	$25,202	$72,449	$50,840	$4,656
Net increase in stockholders' equity resulting from operations	$153,387	$177,739	$142,831	$116,992
Basic and diluted earnings per common share	$0.49	$0.57	$0.48	$0.39
Net asset value per share as of the end of the quarter	$16.82	$16.71	$16.52	$16.42

	2013
	Q4	Q3	Q2	Q1
Total investment income	$233,742	$246,801	$206,123	$195,055
Net investment income before net realized and unrealized gains (losses) and income based fees and capital gains incentive fees	$145,003	$161,421	$126,951	$119,182
Income based fees and capital gains incentive fees	$33,493	$35,199	$33,374	$20,085
Net investment income before net realized and unrealized gains (losses)	$111,510	$126,222	$93,577	$99,097
Net realized and unrealized gains (losses)	$22,374	$14,575	$39,921	$(18,755)
Net increase in stockholders' equity resulting from operations	$133,884	$140,797	$133,498	$80,342
Basic and diluted earnings per common share	$0.47	$0.52	$0.50	$0.32
Net asset value per share as of the end of the quarter	$16.46	$16.35	$16.21	$15.98

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

17.   SUBSEQUENT EVENTS

        The Company's management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2015, except as disclosed below.

        In February 2016, the Company repaid in full the $575.0 million aggregate principal amount outstanding of the February 2016 Convertible Notes upon their maturity. The Company used amounts available under its revolving credit facilities to repay the outstanding indebtedness of the February 2016 Convertible Notes.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARES CAPITAL CORPORATION
By:	/s/ R. KIPP DEVEER R. Kipp deVeer Chief Executive Officer Date: February 24, 2016

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ R. KIPP DEVEER R. Kipp deVeer Chief Executive Officer (principal executive officer) and Director Date: February 24, 2016
By:	/s/ PENNI F. ROLL Penni F. Roll Chief Financial Officer (principal financial officer) Date: February 24, 2016
By:	/s/ SCOTT C. LEM Scott C. Lem Chief Accounting Officer (principal accounting officer) Date: February 24, 2016
By:	/s/ MICHAEL J AROUGHETI Michael J Arougheti Director Date: February 24, 2016
By:	/s/ STEVE BARTLETT Steve Bartlett Director Date: February 24, 2016
By:	/s/ ANN TORRE BATES Ann Torre Bates Director Date: February 24, 2016
By:	/s/ STEVEN B. MCKEEVER Steven B. McKeever Director Date: February 24, 2016

By:	/s/ FRANK E. O'BRYAN Frank E. O'Bryan Director Date: February 24, 2016
By:	/s/ ROBERT L. ROSEN Robert L. Rosen Director Date: February 24, 2016
By:	/s/ BENNETT ROSENTHAL Bennett Rosenthal Director Date: February 24, 2016
By:	/s/ ERIC B. SIEGEL Eric B. Siegel Director Date: February 24, 2016