Form 10-Q
period 2016-06-30
ARES CAPITAL CORP
filed 2016-08-03
CIK 1287750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2016
Common stock, $0.001 par value	313,954,008

ARES CAPITAL CORPORATION

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in thousands, except per share data)

	As of
	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliate company investments	$6,276,337	$6,481,333
Non-controlled affiliate company investments	192,628	195,074
Controlled affiliate company investments	2,431,412	2,379,089
Total investments at fair value (amortized cost of $8,980,808 and $9,147,646, respectively)	8,900,377	9,055,496
Cash and cash equivalents	125,926	257,056
Interest receivable	124,592	137,968
Receivable for open trades	1,258	—
Other assets	55,490	56,292
Total assets	$9,207,643	$9,506,812
LIABILITIES
Debt	$3,785,354	$4,113,935
Base management fees payable	34,444	34,125
Income based fees payable	28,923	31,234
Capital gains incentive fees payable	56,454	42,265
Accounts payable and other liabilities	45,988	60,587
Interest and facility fees payable	37,082	51,007
Payable for open trades	1,357	327
Total liabilities	3,989,602	4,333,480
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share, 500,000 common shares authorized; 313,954 and 314,347 common shares issued and outstanding, respectively	314	314
Capital in excess of par value	5,312,800	5,318,277
Accumulated overdistributed net investment income	(21,655)	(894)
Accumulated net realized gains (losses) on investments, foreign currency transactions, extinguishment of debt and other assets	4,961	(53,013)
Net unrealized losses on investments, foreign currency and other transactions	(78,379)	(91,352)
Total stockholders’ equity	5,218,041	5,173,332
Total liabilities and stockholders’ equity	$9,207,643	$9,506,812
NET ASSETS PER SHARE	$16.62	$16.46

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest income from investments	$137,329	$122,616	$277,758	$247,443
Capital structuring service fees	11,614	8,762	26,654	21,527
Dividend income	10,474	4,081	16,989	7,912
Other income	3,162	3,606	6,505	6,100
Total investment income from non-controlled/non-affiliate company investments	162,579	139,065	327,906	282,982
From non-controlled affiliate company investments:
Interest income from investments	4,297	4,724	7,944	7,319
Capital structuring service fees	—	2,205	—	2,205
Dividend income	11	744	40	1,369
Other income	41	68	226	130
Total investment income from non-controlled affiliate company investments	4,349	7,741	8,210	11,023
From controlled affiliate company investments:
Interest income from investments	62,397	73,932	125,443	145,166
Capital structuring service fees	556	12,115	1,176	19,531
Dividend income	10,250	10,000	20,250	30,099
Management and other fees	4,605	6,235	9,627	12,273
Other income	526	391	700	1,652
Total investment income from controlled affiliate company investments	78,334	102,673	157,196	208,721
Total investment income	245,262	249,479	493,312	502,726
EXPENSES:
Interest and credit facility fees	45,334	56,421	95,577	114,996
Base management fees	34,444	33,021	69,203	66,937
Income based fees	28,923	28,949	58,045	58,314
Capital gain incentive fees	10,427	7,682	14,189	3,462
Administrative fees	3,342	3,514	6,765	6,970
Professional fees and other costs related to the American Capital Acquisition	6,546	—	8,011	—
Other general and administrative	6,976	8,773	14,326	15,726
Total expenses	135,992	138,360	266,116	266,405
NET INVESTMENT INCOME BEFORE INCOME TAXES	109,270	111,119	227,196	236,321
Income tax expense, including excise tax	4,006	2,616	9,202	6,141
NET INVESTMENT INCOME	105,264	108,503	217,994	230,180
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS, FOREIGN CURRENCY AND OTHER TRANSACTIONS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	32,742	24,910	51,513	51,804
Non-controlled affiliate company investments	431	—	874	333
Controlled affiliate company investments	—	—	6,330	—
Foreign currency transactions	(2,547)	(662)	(743)	3,865
Net realized gains	30,626	24,248	57,974	56,002
Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	(12,953)	10,683	(33,756)	(23,728)
Non-controlled affiliate company investments	12,068	10,812	21,767	16,396
Controlled affiliate company investments	19,270	(7,752)	24,984	(26,615)
Foreign currency and other transactions	3,125	28	(22)	(1,298)
Net unrealized gains (losses)	21,510	13,771	12,973	(35,245)
Net realized and unrealized gains from investments, foreign currency and other transactions	52,136	38,019	70,947	20,757
REALIZED LOSSES ON EXTINGUISHMENT OF DEBT	—	—	—	(3,839)
NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$157,400	$146,522	$288,941	$247,098
BASIC AND DILUTED EARNINGS PER COMMON SHARE (see Note 10)	$0.50	$0.47	$0.92	$0.79
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING (see Note 10)	313,954	314,469	314,124	314,289

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2016

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Investment Funds and Vehicles
Covestia Capital Partners, LP (10)	Investment partnership	Limited partnership interest (47.00% interest)		6/17/2008	$488	$1,863	(2)
HCI Equity, LLC (8)(9)(10)	Investment company	Member interest (100.00% interest)		4/1/2010	—	128
Imperial Capital Private Opportunities, LP (10)(25)	Investment partnership	Limited partnership interest (80.00% interest)		5/10/2007	4,054	15,365	(2)
Partnership Capital Growth Fund I, L.P. (10)	Investment partnership	Limited partnership interest (25.00% interest)		6/16/2006	—	446	(2)
Partnership Capital Growth Investors III, L.P. (10)(25)	Investment partnership	Limited partnership interest (2.50% interest)		10/5/2011	2,466	2,692	(2)
PCG-Ares Sidecar Investment II, L.P. (10)(25)	Investment partnership	Limited partnership interest (100.00% interest)		10/31/2014	6,569	10,290	(2)
PCG-Ares Sidecar Investment, L.P. (10)(25)	Investment partnership	Limited partnership interest (100.00% interest)		5/22/2014	2,186	1,629	(2)
Piper Jaffray Merchant Banking Fund I, L.P. (10)(25)	Investment partnership	Limited partnership interest (2.00% interest)		8/16/2012	1,636	1,786
Senior Secured Loan Fund LLC (8)(11)(26)	Co-investment vehicle	Subordinated certificates ($2,003,959 par due 12/2024)	8.65% (Libor + 8.00%/M) (21)	10/30/2009	1,938,446	1,899,754
		Member interest (87.50% interest)		10/30/2009	—	—
					1,938,446	1,899,754
VSC Investors LLC (10)	Investment company	Membership interest (1.95% interest)		1/24/2008	299	1,124	(2)
					1,956,144	1,935,077		37.08%

Healthcare Services
Absolute Dental Management LLC and ADM Equity, LLC	Dental services provider	First lien senior secured loan ($18,750 par due 1/2022)	9.26% (Libor + 8.26%/Q)	1/5/2016	18,750	18,750	(3)(20)
		First lien senior secured loan ($5,000 par due 1/2022)	9.26% (Libor + 8.26%/Q)	1/5/2016	5,000	5,000	(4)(20)
		Class A preferred units (4,000,000 units)		1/5/2016	4,000	3,296	(2)
		Class A common units (4,000,000 units)		1/5/2016	—	—	(2)
					27,750	27,046
ADCS Billings Intermediate Holdings, LLC (24)	Dermatology practice	First lien senior secured loan ($8,617 par due 5/2022)	6.75% (Libor + 5.75%/Q)	5/18/2016	8,617	8,617	(2)(20)(27)
		First lien senior secured loan ($22,500 par due 5/2022)	6.75% (Libor + 5.75%/Q)	5/18/2016	22,500	22,500	(2)(20)(27)
					31,117	31,117
Alegeus Technologies Holdings Corp.	Benefits administration and transaction processing provider	Preferred stock (2,997 shares)		12/13/2013	3,086	1,878
		Common stock (3 shares)		12/13/2013	3	—
					3,089	1,878
Argon Medical Devices, Inc.	Manufacturer and marketer of single-use specialty medical devices	Second lien senior secured loan ($9,000 par due 6/2022)	10.50% (Libor + 9.50%/Q)	12/23/2015	8,751	9,000	(2)(20)
AwarePoint Corporation	Healthcare technology platform developer	First lien senior secured loan ($8,772 par due 6/2018)	10.50% (Libor + 9.50%/Q)	9/5/2014	8,527	8,772	(2)(20)
		Warrant to purchase up to 3,213,367 shares of Series 1 preferred stock (expires 9/2024)		11/14/2014	—	609	(2)
					8,527	9,381

As of June 30, 2016

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
CCS Intermediate Holdings, LLC and CCS Group Holdings, LLC (24)	Correctional facility healthcare operator	First lien senior secured revolving loan ($3,750 par due 7/2019)	5.00% (Libor + 4.00%/Q)	7/23/2014	3,750	3,188	(2)(20)
		First lien senior secured revolving loan ($1,650 par due 7/2019)	6.50%(Base Rate + 3.00%/Q)	7/23/2014	1,650	1,403	(2)(20)
		First lien senior secured loan ($6,618 par due 7/2021)	5.00% (Libor + 4.00%/Q)	7/23/2014	6,594	5,625	(2)(20)
		Second lien senior secured loan ($135,000 par due 7/2022)	9.38% (Libor + 8.38%/Q)	7/23/2014	133,974	108,000	(2)(20)
		Class A units (601,937 units)		8/19/2010	—	362	(2)
					145,968	118,578
Correctional Medical Group Companies, Inc. (24)	Correctional facility healthcare operator	First lien senior secured loan ($3,088 par due 9/2021)	9.58% (Libor + 8.58%/Q)	9/29/2015	3,088	3,088	(2)(20)
		First lien senior secured loan ($4,093 par due 9/2021)	9.58% (Libor + 8.58%/Q)	9/29/2015	4,093	4,093	(2)(20)
		First lien senior secured loan ($44,707 par due 9/2021)	9.58% (Libor + 8.58%/Q)	9/29/2015	44,707	44,707	(3)(20)
					51,888	51,888
DCA Investment Holding, LLC (24)	Multi-branded dental practice management	First lien senior secured revolving loan ($3,436 par due 7/2021)	7.75%(Base Rate + 4.25%/Q)	7/2/2015	3,436	3,367	(2)(20)
		First lien senior secured loan ($18,993 par due 7/2021)	6.25% (Libor + 5.25%/Q)	7/2/2015	18,859	18,613	(4)(20)
					22,295	21,980
DNAnexus, Inc.	Bioinformatics company	First lien senior secured loan ($10,330 par due 10/2018)	9.25% (Libor + 8.25%/M)	3/21/2014	10,093	10,330	(2)(20)
		Warrant to purchase up to 909,092 units of Series C preferred stock (expires 3/2024)		3/21/2014	—	250	(2)
					10,093	10,580
Gentle Communications, LLC (24)	Dental services provider	First lien senior secured loan ($43,500 par due 5/2022)	7.50% (Libor + 6.50%/Q)	5/27/2016	43,500	43,500	(2)(20)(27)
Global Healthcare Exchange, LLC and GHX Ultimate Parent Corp.	On-demand supply chain automation solutions provider	Class A common stock (2,991 shares)		3/11/2014	2,991	2,991	(2)
		Class B common stock (980 shares)		3/11/2014	30	5,435	(2)
					3,021	8,426
Greenphire, Inc. and RMCF III CIV XXIX, L.P (24)	Software provider for clinical trial management	First lien senior secured loan ($4,000 par due 12/2018)	9.00% (Libor + 8.00%/Q)	12/19/2014	4,000	4,000	(2)(20)
		Limited partnership interest (99.90% interest)		12/19/2014	999	999	(2)
					4,999	4,999
INC Research Mezzanine Co-Invest, LLC	Pharmaceutical and biotechnology consulting services	Common units (1,410,000 units)		9/27/2010	—	1,634	(2)
Intermedix Corporation	Revenue cycle management provider to the emergency healthcare industry	Second lien senior secured loan ($112,000 par due 6/2020)	9.25% (Libor + 8.25%/Q)	12/27/2012	112,000	107,520	(2)(20)
LM Acquisition Holdings, LLC (9)	Developer and manufacturer of medical equipment	Class A units (426 units)		9/27/2013	660	1,771	(2)
MC Acquisition Holdings I, LLC	Healthcare professional provider	Class A units (1,338,314 shares)		1/17/2014	1,338	1,328	(2)
MW Dental Holding Corp. (24)	Dental services provider	First lien senior secured revolving loan ($2,000 par due 4/2018)	8.50% (Libor + 7.00%/Q)	4/12/2011	2,000	2,000	(2)(20)
		First lien senior secured loan ($50,089 par due 4/2018)	8.50% (Libor + 7.00%/Q)	4/12/2011	50,088	50,089	(2)(20)
		First lien senior secured loan ($47,497 par due 4/2018)	8.50% (Libor + 7.00%/Q)	4/12/2011	47,497	47,497	(3)(20)
		First lien senior secured loan ($19,642 par due 4/2018)	8.50% (Libor + 7.00%/Q)	4/12/2011	19,642	19,642	(4)(20)
					119,227	119,228
My Health Direct, Inc. (24)	Healthcare scheduling exchange software solution provider	First lien senior secured loan ($1,900 par due 1/2018)	10.75%	9/18/2014	1,872	1,900	(2)
		Warrant to purchase up to 4,548 shares of Series D preferred stock (expires 9/2024)		9/18/2014	39	40	(2)
					1,911	1,940

As of June 30, 2016

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
New Trident Holdcorp, Inc.	Outsourced mobile diagnostic healthcare service provider	Second lien senior secured loan ($80,000 par due 7/2020)	10.25% (Libor + 9.00%/Q)	8/6/2013	79,025	76,800	(2)(20)
NMSC Holdings, Inc. and ASP NAPA Holdings, LLC	Anesthesia management services provider	Second lien senior secured loan ($74,343 par due 10/2023)	11.00% (Libor + 10.00%/Q)	4/19/2016	74,343	74,343	(2)(20)
		Class A units (25,277 units)		4/19/2016	2,528	2,528	(2)
					76,871	76,871
Nodality, Inc.	Biotechnology company	First lien senior secured loan ($2,602 par due 7/2016)		11/12/2015	2,423	2,602	(2)(19)
		First lien senior secured loan ($10,757 par due 7/2016)		4/25/2014	9,694	744	(2)(19)
		Common stock (3,736,255 shares)		5/1/2016	—	—	(2)
					12,117	3,346
OmniSYS Acquisition Corporation, OmniSYS, LLC, and OSYS Holdings, LLC (24)	Provider of technology-enabled solutions to pharmacies	First lien senior secured loan ($10,497 par due 11/2018)	8.50% (Libor + 7.50%/Q)	11/21/2013	10,497	10,497	(3)(20)
		First lien senior secured loan ($5,899 par due 11/2018)	8.50% (Libor + 7.50%/Q)	11/21/2013	5,899	5,899	(4)(20)
		Limited liability company membership interest (1.57%)		11/21/2013	1,000	707	(2)
					17,396	17,103
Patterson Medical Supply, Inc.	Distributor of rehabilitation supplies and equipment	Second lien senior secured loan ($19,000 par due 8/2023)	8.75% (Libor + 7.75%/Q)	9/2/2015	18,828	19,000	(2)(20)
PerfectServe, Inc. (24)	Communications software platform provider for hospitals and physician practices	First lien senior secured loan ($9,000 par due 3/2020)	9.00% (Libor + 8.00%M)	9/15/2015	8,700	9,000	(2)(20)
		First lien senior secured loan ($2,000 par due 6/2020)	9.00% (Libor + 8.00%M)	9/15/2015	1,964	2,000	(2)(20)
		First lien senior secured loan ($2,000 par due 6/2021)	9.00% (Libor + 8.00%M)	9/15/2015	1,971	2,000	(2)(20)
		Warrant to purchase up to 28,428 shares of Series C preferred stock (expires 9/2025)		9/15/2015	180	246	(2)
		Warrant to purchase up to 34,113 shares of Series C preferred stock (expires 12/2023)		12/26/2013	—	295	(2)
					12,815	13,541
PhyMED Management LLC	Provider of anesthesia services	Second lien senior secured loan ($47,239 par due 5/2021)	9.75% (Libor + 8.75%/Q)	12/18/2015	46,582	44,877	(2)(20)
Precyse Acquisition Corp.	Provider of healthcare information management technology and services	Second lien senior secured loan ($10,000 par due 4/2023)	10.75% (Libor + 9.75%/Q)	4/20/2016	9,610	10,000	(2)(20)
Respicardia, Inc.	Developer of implantable therapies to improve cardiovascular health	Warrant to purchase up to 99,094 shares of Series C preferred stock (expires 6/2022)		6/28/2012	38	28	(2)
Sarnova HC, LLC, Tri-Anim Health Services, Inc., and BEMS Holdings, LLC	Distributor of emergency medical service and respiratory products	Second lien senior secured loan ($54,000 par due 7/2022)	10.50% (Libor + 9.50%/Q)	1/29/2016	54,000	54,000	(2)(20)
Transaction Data Systems, Inc.	Pharmacy management software provider	Second lien senior secured loan ($27,500 par due 6/2022)	10.00% (Libor + 9.00%/Q)	6/15/2015	27,500	27,500	(2)(20)
U.S. Anesthesia Partners, Inc.	Anesthesiology service provider	Second lien senior secured loan ($23,500 par due 9/2020)	10.25% (Libor + 9.25%/Q)	12/14/2015	23,500	23,500	(2)(20)
		Second lien senior secured loan ($50,000 par due 9/2020)	10.25% (Libor + 9.25%/Q)	9/24/2014	50,000	50,000	(2)(20)
					73,500	73,500
Urgent Cares of America Holdings I, LLC and FastMed Holdings I, LLC (24)	Operator of urgent care clinics	First lien senior secured loan ($13,930 par due 12/2022)	7.00% (Libor + 6.00%/Q)	12/1/2015	13,930	13,094	(2)(20)
		First lien senior secured loan ($54,451 par due 12/2022)	7.00% (Libor + 6.00%/Q)	12/1/2015	54,451	51,184	(2)(20)
		Preferred units (7,696,613 units)		6/11/2015	7,697	8,301
		Series A common units (2,000,000 units)		6/11/2015	2,000	945
		Series C common units (1,026,866 units)		6/11/2015	—	396
					78,078	73,920

As of June 30, 2016

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
VistaPharm, Inc. and Vertice Pharma UK Parent Limited	Manufacturer and distributor of generic pharmaceutical products	First lien senior secured loan ($5,124 par due 12/2021)	6.65% (Libor + 5.50%/Q)	12/21/2015	5,124	5,124	(2)(20)
		Preferred shares (40,662 shares)		12/21/2015	407	435	(9)
					5,531	5,559
Young Innovations, Inc.	Dental supplies and equipment manufacturer	Second lien senior secured loan ($45,000 par due 7/2019)	9.00% (Libor + 8.00%/Q)	5/30/2014	45,000	45,000	(2)(20)
					1,153,025	1,112,839		21.33%

Other Services
American Residential Services L.L.C.	Heating, ventilation and air conditioning services provider	Second lien senior secured loan ($50,000 par due 12/2021)	8.50% (Libor + 7.50%/Q)	6/30/2014	49,633	50,000	(2)(20)
Community Education Centers, Inc. and CEC Parent Holdings LLC (8)	Offender re-entry and in-prison treatment services provider	First lien senior secured loan ($13,596 par due 12/2017)	6.25% (Libor + 5.25%/Q)	12/10/2010	13,596	13,596	(2)(13)(20)
		First lien senior secured loan ($690 par due 12/2017)	7.75%(Base Rate + 4.25%/Q)	12/10/2010	690	690	(2)(13)(20)
		Second lien senior secured loan ($21,895 par due 6/2018)	15.64% (Libor + 15.00%/Q)	12/10/2010	21,895	21,895	(2)
		Class A senior preferred units (7,846 units)		3/27/2015	9,384	10,531	(2)
		Class A junior preferred units (26,154 units)		3/27/2015	20,168	21,784	(2)
		Class A common units (134 units)		3/27/2015	—	—	(2)
					65,733	68,496
Competitor Group, Inc., Calera XVI, LLC and Champion Parent Corporation (8)(24)	Endurance sports media and event operator	First lien senior secured revolving loan ($4,538 par due 11/2018)	5.00% (Libor + 3.75%/Q)	11/30/2012	4,472	4,212	(2)(20)
		First lien senior secured loan ($38,592 par due 11/2018)	5.00% (Libor + 3.75%/Q)	11/30/2012	38,028	35,813	(2)(20)
		Preferred shares (18,875 shares)		3/25/2016	15,966	—	(2)
		Membership units (2,522,512 units)		11/30/2012	2,523	—	(2)
		Common shares (114,000 shares)		3/25/2016	—	—	(2)
					60,989	40,025
Crown Health Care Laundry Services, Inc. and Crown Laundry Holdings, LLC (7)(24)	Provider of outsourced healthcare linen management solutions	First lien senior secured revolving loan ($2,000 par due 3/2019)	7.25% (Libor + 6.00%/Q)	3/13/2014	2,000	2,000	(2)(20)(23)
		First lien senior secured loan ($18,275 par due 3/2019)	7.25% (Libor + 6.00%/Q)	3/13/2014	18,275	18,275	(3)(20)
		Class A preferred units (2,475,000 units)		3/13/2014	2,475	3,248	(2)
		Class B common units (275,000 units)		3/13/2014	275	361	(2)
					23,025	23,884
Dwyer Acquisition Parent, Inc. and TDG Group Holding Company	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan ($31,500 par due 2/2020)	11.00%	6/12/2015	31,500	31,500	(2)
		Senior subordinated loan ($52,670 par due 2/2020)	11.00%	8/15/2014	52,670	52,670	(2)
		Common stock (32,843 shares)		8/15/2014	3,378	4,834	(2)
					87,548	89,004
Massage Envy, LLC (24)	Franchisor in the massage industry	First lien senior secured loan ($7,802 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	7,802	7,802	(2)(20)
		First lien senior secured loan ($45,186 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	45,186	45,186	(3)(20)
		First lien senior secured loan ($18,945 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	18,945	18,945	(4)(20)
		Common stock (3,000,000 shares)		9/27/2012	3,000	5,618	(2)
					74,933	77,551

As of June 30, 2016

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
McKenzie Sports Products, LLC (24)	Designer, manufacturer and distributor of hunting-related supplies	First lien senior secured loan ($2,000 par due 9/2020)	4.75% (Libor + 3.75%/Q)	9/18/2014	2,000	1,965	(2)(20)
		First lien senior secured loan ($5,500 par due 9/2020)	6.75% (Libor + 5.75%/Q)	9/18/2014	5,500	5,405	(2)(14)(21)
		First lien senior secured loan ($39,500 par due 9/2020)	6.75% (Libor + 5.75%/Q)	9/18/2014	39,500	38,710	(2)(14)(20)
		First lien senior secured loan ($45,000 par due 9/2020)	6.75% (Libor + 5.75%/Q)	9/18/2014	45,000	44,100	(3)(14)(20)
					92,000	90,180
OpenSky Project, Inc. and OSP Holdings, Inc.	Social commerce platform operator	First lien senior secured loan ($1,500 par due 9/2017)	10.00%	6/4/2014	1,492	1,500	(2)
		Warrant to purchase up to 159,496 shares of Series D preferred stock (expires 4/2025)		6/29/2015	48	—	(2)
					1,540	1,500
Osmose Holdings, Inc.	Provider of structural integrity management services to transmission and distribution infrastructure	Second lien senior secured loan ($25,000 par due 8/2023)	8.75% (Libor + 7.75%/Q)	9/3/2015	24,551	24,250	(2)(20)
SocialFlow, Inc.	Social media optimization platform provider	First lien senior secured loan ($4,000 par due 8/2019)	9.50% (Libor + 8.50%/M)	1/29/2016	3,912	4,000	(5)(20)
		Warrant to purchase up to 215,331 shares of Series C preferred stock (expires 1/2026)		1/29/2016	—	25	(5)
					3,912	4,025
Spin HoldCo Inc.	Laundry service and equipment provider	Second lien senior secured loan ($140,000 par due 5/2020)	8.00% (Libor + 7.00%/Q)	5/14/2013	140,000	135,800	(2)(20)
Surface Dive, Inc.	SCUBA diver training and certification provider	Second lien senior secured loan ($37,446 par due 1/2022)	9.00% (Libor + 8.00%/Q)	7/28/2015	37,446	37,446	(2)(20)
		Second lien senior secured loan ($88,240 par due 1/2022)	10.25% (Libor + 9.25%/Q)	1/29/2015	87,882	88,240	(2)(20)
					125,328	125,686
Towne Holdings, Inc. (24)	Provider of contracted hospitality services and parking systems	First lien senior secured loan ($56,250 par due 5/2022)	6.75% (Libor + 5.75%/Q)	5/24/2016	56,250	56,250	(2)(20)(27)
		First lien senior secured loan ($9,020 par due 5/2022)	6.75% (Libor + 5.75%/Q)	5/24/2016	9,020	9,020	(2)(20)
					65,270	65,270
TWH Water Treatment Industries, Inc., TWH Filtration Industries, Inc. and TWH Infrastructure Industries, Inc. (24)	Wastewater infrastructure repair, treatment and filtration holding company	First lien senior secured loan ($5,370 par due 10/2019)	10.25% (Libor + 9.25%/Q)	10/10/2014	5,370	5,370	(2)(20)
		First lien senior secured loan ($36,400 par due 10/2019)	10.25% (Libor + 9.25%/Q)	10/10/2014	36,400	36,400	(3)(20)
					41,770	41,770
U.S. Security Associates Holdings, Inc	Security guard service provider	Second lien senior secured loan ($25,000 par due 7/2018)	11.00%	11/24/2015	25,000	25,000	(2)
WASH Multifamily Acquisition Inc. and Coinamatic Canada Inc.	Laundry service and equipment provider	Second lien senior secured loan ($3,726 par due 5/2023)	8.00% (Libor + 7.00%/Q)	5/14/2015	3,662	3,613	(2)(20)
		Second lien senior secured loan ($21,274 par due 5/2023)	8.00% (Libor + 7.00%/Q)	5/14/2015	20,906	20,636	(2)(20)
					24,568	24,249
					905,800	886,690		16.99%

Consumer Products
Feradyne Outdoors, LLC and Bowhunter Holdings, LLC	Provider of branded archery and bowhunting accessories	First lien senior secured loan ($4,469 par due 3/2019)	4.00% (Libor + 3.00%/Q)	4/24/2014	4,469	4,246	(2)(20)
		First lien senior secured loan ($6,662 par due 3/2019)	4.00% (Libor + 3.00%/Q)	4/24/2014	6,662	6,328	(2)(20)
		First lien senior secured loan ($9,500 par due 3/2019)	6.55% (Libor + 5.55%/Q)	4/24/2014	9,500	8,740	(2)(17)(20)
		First lien senior secured loan ($50,100 par due 3/2019)	6.55% (Libor + 5.55%/Q)	4/24/2014	50,100	46,092	(3)(17)(20)
		Common units (300 units)		4/24/2014	3,733	1,769	(2)
					74,464	67,175

As of June 30, 2016

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Implus Footcare, LLC	Provider of footwear and other accessories	First lien senior secured loan ($17,188 par due 4/2021)	8.75%(Base Rate + 5.25%/Q)	6/30/2016	17,188	17,188	(2)(20)
Indra Holdings Corp.	Designer, marketer, and distributor of rain and cold weather products	Second lien senior secured loan ($80,000 par due 11/2021)	8.50% (Libor + 7.50%/Q)	5/1/2014	79,074	64,000	(2)(20)
Matrixx Initiatives, Inc. and Wonder Holdings Acquisition Corp.	Developer and marketer of OTC healthcare products	Warrant to purchase up to 1,120 shares of preferred stock (expires 6/2021)		7/27/2011	—	1,396	(2)
		Warrant to purchase up to 1,654,678 shares of common stock (expires 6/2021)		7/27/2011	—	757	(2)
					—	2,153
Oak Parent, Inc.	Manufacturer of athletic apparel	First lien senior secured loan ($2,429 par due 4/2018)	7.61% (Libor + 7.00%/Q)	4/2/2012	2,426	2,429	(3)(20)
		First lien senior secured loan ($7,733 par due 4/2018)	7.61% (Libor + 7.00%/Q)	4/2/2012	7,722	7,733	(4)(20)
		First lien senior secured loan ($7 par due 4/2018)	9.50%(Base Rate + 6.00%/Q)	4/2/2012	7	7	(3)(20)
		First lien senior secured loan ($22 par due 4/2018)	9.50%(Base Rate + 6.00%/Q)	4/2/2012	22	22	(4)(20)
					10,177	10,191
Plantation Products, LLC, Seed Holdings, Inc. and Flora Parent, Inc.	Provider of branded lawn and garden products	Second lien senior secured loan ($2,000 par due 6/2021)	9.54% (Libor + 8.54%/Q)	12/23/2014	1,996	2,000	(2)(20)
		Second lien senior secured loan ($54,000 par due 6/2021)	9.54% (Libor + 8.54%/Q)	12/23/2014	53,761	54,000	(3)(20)
		Second lien senior secured loan ($10,000 par due 6/2021)	9.54% (Libor + 8.54%/Q)	12/23/2014	9,959	10,000	(4)(20)
		Common stock (30,000 shares)		12/23/2014	3,000	4,586	(2)
					68,716	70,586
SHO Holding I Corporation	Manufacturer and distributor of slip resistant footwear	Second lien senior secured loan ($100,000 par due 4/2023)	9.50% (Libor + 8.50%/Q)	10/27/2015	97,667	99,000	(2)(20)
Shock Doctor, Inc. and Shock Doctor Holdings, LLC (7)	Developer, marketer and distributor of sports protection equipment and accessories	Second lien senior secured loan ($35,425 par due 10/2021)	11.50% (Libor + 10.50%/Q)	4/22/2015	35,425	35,425	(2)(20)
		Second lien senior secured loan ($54,000 par due 10/2021)	11.50% (Libor + 10.50%/Q)	4/22/2015	54,000	54,000	(3)(20)
		Class A preferred units (50,000 units)		3/14/2014	5,000	4,802	(2)
		Class C preferred units (50,000 units)		4/22/2015	5,000	4,802	(2)
					99,425	99,029
The Hygenic Corporation	Designer, manufacturer and marketer of branded wellness products	Second lien senior secured loan ($70,000 par due 4/2021)	9.75% (Libor + 8.75%/Q)	2/27/2015	70,000	71,400	(2)(20)
The Step2 Company, LLC (8)	Toy manufacturer	Second lien senior secured loan ($27,583 par due 9/2019)	10.00%	4/1/2010	27,495	27,583	(2)
		Second lien senior secured loan ($46,553 par due 9/2019)		4/1/2010	30,307	28,082	(2)(19)
		Common units (1,116,879 units)		4/1/2011	24	—
		Class B common units (126,278,000 units)		10/30/2014	—	—	(2)
		Warrant to purchase up to 3,157,895 units		4/1/2010	—	—
					57,826	55,665
Varsity Brands Holding Co., Inc., Hercules Achievement, Inc., Hercules Achievement Holdings, Inc. and Hercules VB Holdings, Inc.	Leading manufacturer and distributor of textiles, apparel & luxury goods	Second lien senior secured loan ($55,576 par due 12/2022)	9.75% (Libor + 8.75%/Q)	12/11/2014	55,125	55,576	(2)(20)
		Second lien senior secured loan ($91,697 par due 12/2022)	9.75% (Libor + 8.75%/Q)	12/11/2014	90,959	91,697	(2)(20)
		Common stock (3,353,370 shares)		12/11/2014	3,353	4,614	(2)
		Common stock (3,353,371 shares)		12/11/2014	4,147	5,705	(2)
					153,584	157,592
					728,121	713,979		13.68%

As of June 30, 2016

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Business Services
2329497 Ontario Inc. (9)	Outsourced data center infrastructure and related services provider	Second lien senior secured loan ($34,691 par due 6/2019)	10.50% (Libor + 9.25%/Q)	12/13/2013	43,010	29,487	(2)(20)
Accruent, LLC and Athena Parent, Inc. (24)	Real estate and facilities management software provider	Second lien senior secured loan ($42,500 par due 11/2022)	10.75% (Libor + 9.75%/Q)	5/16/2016	42,500	42,500	(2)(20)
		Common stock (3,000 shares)		5/16/2016	3,000	3,000	(2)
					45,500	45,500
Brandtone Holdings Limited (9)	Mobile communications and marketing services provider	First lien senior secured loan ($4,840 par due 11/2018)	9.50% (Libor + 8.50%/M)	5/11/2015	4,740	4,598	(2)(20)
		First lien senior secured loan ($3,196 par due 1/2019)	9.50% (Libor + 8.50%/M)	5/11/2015	3,126	3,036	(2)(20)
		Warrant to purchase up to 184,003 units of Series Three participating convertible preferred ordinary shares (expires 5/2025)		5/11/2015	—	1	(2)
					7,866	7,635
CallMiner, Inc.	Provider of cloud-based conversational analytics solutions	Second lien senior secured loan ($2,788 par due 5/2018)	10.50% (Libor + 9.50%/M)	7/23/2014	2,778	2,788	(2)(20)
		Second lien senior secured loan ($1,576 par due 9/2018)	10.50% (Libor + 9.50%/M)	7/23/2014	1,569	1,576	(2)(20)
		Warrant to purchase up to 2,350,636 shares of Series 1 preferred stock (expires 7/2024)		7/23/2014	—	—	(2)
					4,347	4,364
CIBT Holdings, Inc. and CIBT Investment Holdings, LLC (24)	Expedited travel document processing services	Class A shares (2,500 shares)		12/15/2011	2,500	5,520	(2)
CMW Parent LLC (fka Black Arrow, Inc.)	Multiplatform media firm	Series A units (32 units)		9/11/2015	—	—	(2)
Command Alkon, Incorporated and CA Note Issuer, LLC	Software solutions provider to the ready-mix concrete industry	Second lien senior secured loan ($10,000 par due 8/2020)	9.25% (Libor + 8.25%/Q)	9/28/2012	10,000	10,000	(2)(20)
		Second lien senior secured loan ($11,500 par due 8/2020)	9.25% (Libor + 8.25%/Q)	9/28/2012	11,500	11,500	(2)(20)
		Second lien senior secured loan ($26,500 par due 8/2020)	9.25% (Libor + 8.25%/Q)	9/28/2012	26,500	26,500	(2)(20)
		Senior subordinated loan ($21,764 par due 8/2021)	14.00% PIK	8/8/2014	21,764	21,764	(2)
					69,764	69,764
Compuware Parent, LLC	Web and mobile cloud performance testing and monitoring services provider	Class A-1 common stock (4,132 units)		12/15/2014	2,250	2,111	(2)
		Class B-1 common stock (4,132 units)		12/15/2014	450	422	(2)
		Class C-1 common stock (4,132 units)		12/15/2014	300	281	(2)
		Class A-2 common stock (4,132 units)		12/15/2014	—	—	(2)
		Class B-2 common stock (4,132 units)		12/15/2014	—	—	(2)
		Class C-2 common stock (4,132 units)		12/15/2014	—	—	(2)
					3,000	2,814
Directworks, Inc. and Co-Exprise Holdings, Inc.	Provider of cloud-based software solutions for direct materials sourcing and supplier management for manufacturers	First lien senior secured loan ($2,000 par due 4/2018)	10.25% (Libor + 9.25%/M)	12/19/2014	1,938	1,960	(2)(20)
		Warrant to purchase up to 1,875,000 shares of Series 1 preferred stock (expires 12/2024)		12/19/2014	—	—	(2)
					1,938	1,960

As of June 30, 2016

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
DTI Holdco, Inc. and OPE DTI Holdings, Inc.	Provider of legal process outsourcing and managed services	First lien senior secured loan ($964 par due 8/2020)	5.75% (Libor + 4.75%/Q)	8/19/2014	964	964	(2)(20)
		Class A common stock (7,500 shares)		8/19/2014	7,500	3,649	(2)
		Class B common stock (7,500 shares)		8/19/2014	—	3,649	(2)
					8,464	8,262
EN Engineering, L.L.C. (24)	National utility services firm providing engineering and consulting services to natural gas, electric power and other energy and industrial end markets	First lien senior secured loan ($5 par due 6/2021)	7.00% (Libor + 6.00%/Q)	6/30/2015	5	5	(2)(20)(27)
		First lien senior secured loan ($4,610 par due 6/2021)	8.50%(Base Rate + 5.00%/Q)	6/30/2015	4,610	4,610	(2)(20)(27)
		First lien senior secured loan ($22,255 par due 6/2021)	7.00% (Libor + 6.00%/Q)	6/30/2015	22,130	22,255	(2)(20)(27)
					26,745	26,870
Faction Holdings, Inc. and The Faction Group LLC (fka PeakColo Holdings, Inc.) (24)	Wholesaler of cloud-based software applications and services	First lien senior secured loan ($3,000 par due 12/2019)	9.75% (Libor + 8.75%/M)	12/3/2015	3,000	3,000	(2)(20)
		First lien senior secured loan ($3,889 par due 5/2019)	9.75% (Libor + 8.75%/M)	11/3/2014	3,835	3,889	(2)(20)
		Warrant to purchase up to 1,481 shares of Series A preferred stock (expires 12/2025)		12/3/2015	—	62	(2)
		Warrant to purchase up to 2,037 shares of Series A preferred stock (expires 11/2024)		11/3/2014	93	85	(2)
					6,928	7,036
First Insight, Inc.	Software company providing merchandising and pricing solutions to companies worldwide	Warrant to purchase up to 122,827 units of Series C preferred stock (expires 3/2024)		3/20/2014	—	11	(2)
iControl Networks, Inc. and uControl Acquisition, LLC	Software and services company for the connected home market	Second lien senior secured loan ($20,000 par due 3/2019)	9.50% (Libor + 8.50%/M)	2/19/2015	19,734	20,108	(2)(18)(20)
		Warrant to purchase up to 385,616 shares of Series D preferred stock (expires 2/2022)		2/19/2015	—	—	(2)
					19,734	20,108
IfByPhone Inc.	Voice-based marketing automation software provider	Warrant to purchase up to 124,300 shares of Series C preferred stock (expires 10/2022)		10/15/2012	88	71	(2)
Interactions Corporation	Developer of a speech recognition software based customer interaction system	Second lien senior secured loan ($2,500 par due 7/2019)	9.85% (Libor + 8.85%/M)	6/16/2015	2,238	2,500	(5)(20)
		Second lien senior secured loan ($22,500 par due 7/2019)	9.85% (Libor + 8.85%/M)	6/16/2015	22,203	22,500	(5)(20)
		Warrant to purchase up to 68,187 shares of Series G-3 convertible preferred stock (expires 6/2022)		6/16/2015	303	290	(5)
					24,744	25,290
iPipeline, Inc., Internet Pipeline, Inc. and iPipeline Holdings, Inc. (24)	Provider of SaaS-based software solutions to the insurance and financial services industry	First lien senior secured loan ($11,910 par due 8/2022)	8.25% (Libor + 7.25%/Q)	8/4/2015	11,910	11,910	(2)(20)
		First lien senior secured loan ($44,663 par due 8/2022)	8.25% (Libor + 7.25%/Q)	8/4/2015	44,663	44,663	(3)(20)
		First lien senior secured loan ($14,888 par due 8/2022)	8.25% (Libor + 7.25%/Q)	8/4/2015	14,888	14,888	(4)(20)
		Preferred stock (1,485 shares)		8/4/2015	1,485	2,453	(2)
		Common stock (647,542 shares)		8/4/2015	15	25	(2)
					72,961	73,939
IronPlanet, Inc.	Online auction platform provider for used heavy equipment	Warrant to purchase to up to 133,333 shares of Series C preferred stock (expires 9/2023)		9/24/2013	214	203	(2)

As of June 30, 2016

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
ISS Compressors Industries, Inc., ISS Valves Industries, Inc., ISS Motors Industries, Inc., ISS Machining Industries, Inc., and ISS Specialty Services Industries, Inc. (24)	Provider of repairs, refurbishments and services to the broader industrial end user markets	First lien senior secured loan ($32,627 par due 6/2018)	7.00% (Libor + 6.00%/Q)	2/17/2016	32,627	32,627	(2)(20)(27)
		First lien senior secured loan ($6,175 par due 6/2018)	7.00% (Libor + 6.00%/Q)	2/17/2016	6,175	6,175	(2)(20)(27)
					38,802	38,802
Itel Laboratories, Inc. (24)	Data services provider for building materials to property insurance industry	Preferred units (1,798,391 units)		6/29/2012	1,000	1,134	(2)
Market Track Holdings, LLC	Business media consulting services company	Preferred stock (1,685 shares)		12/13/2013	2,221	2,477
		Common stock (16,251 shares)		12/13/2013	2,221	2,730
					4,442	5,207
Maximus Holdings, LLC	Provider of software simulation tools and related services	Warrant to purchase up to 1,050,013 shares of common stock (expires 10/2019)		12/13/2013	—	—
Ministry Brands, LLC and MB Parent Holdings, LLC	Software and payment services provider to faith-based institutions	First lien senior secured loan ($48,881 par due 11/2021)	10.75% (Libor + 9.75%/Q)	3/16/2016	48,557	48,881	(2)(20)
		First lien senior secured loan ($25,033 par due 11/2021)	10.75% (Libor + 9.75%/Q)	3/16/2016	25,033	25,033	(2)(20)
		Class A common units (2,130,772 units)		11/20/2015	2,131	2,382
					75,721	76,296
MVL Group, Inc. (8)	Marketing research provider	Senior subordinated loan ($447 par due 7/2012)		4/1/2010	226	226	(2)(19)
		Common stock (560,716 shares)		4/1/2010	—	—	(2)
					226	226
NAS, LLC, Nationwide Marketing Group, LLC and Nationwide Administrative Services, Inc.	Buying and marketing services organization for appliance, furniture and consumer electronics dealers	Second lien senior secured loan ($24,100 par due 12/2021)	9.75% (Libor + 8.75%/Q)	6/1/2015	24,100	22,654	(2)(20)
PayNearMe, Inc.	Electronic cash payment system provider	First lien senior secured loan ($10,000 par due 9/2019)	9.50% (Libor + 8.50%/M)	3/11/2016	9,558	9,900	(5)(20)
		Common stock (100 shares)		3/11/2016	—	—	(2)
		Warrant to purchase up to 195,726 shares of Series E preferred stock (expires 3/2023)		3/11/2016	207	199	(5)
					9,765	10,099
PHL Investors, Inc., and PHL Holding Co. (8)	Mortgage services	Class A common stock (576 shares)		7/31/2012	3,768	—	(2)
Poplicus Incorporated	Business intelligence and market analytics platform for companies that sell to the public sector	First lien senior secured loan ($5,000 par due 7/2019)		6/25/2015	4,704	2,450	(5)(19)
		Warrant to purchase up to 2,402,991 shares of Series C preferred stock (expires 6/2025)		6/25/2015	125	—	(5)
					4,829	2,450
PowerPlan, Inc. and Project Torque Ultimate Parent Corporation	Fixed asset financial management software provider	Second lien senior secured loan ($30,000 par due 2/2023)	10.75% (Libor + 9.75%/Q)	2/23/2015	29,765	30,000	(2)(20)
		Second lien senior secured loan ($50,000 par due 2/2023)	10.75% (Libor + 9.75%/Q)	2/23/2015	49,587	50,000	(3)(20)
		Class A common stock (1,980 shares)		2/23/2015	1,980	6	(2)
		Class B common stock (989,011 shares)		2/23/2015	20	3,028	(2)
					81,352	83,034
Powersport Auctioneer Holdings, LLC	Powersport vehicle auction operator	Common units (1,972 units)		3/2/2012	1,000	1,412	(2)
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	259	(2)

As of June 30, 2016

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Rocket Fuel Inc.	Provider of open and integrated software for digital marketing optimization	Common stock (11,405 units)		9/9/2014	40	12	(2)
Sonian Inc.	Cloud-based email archiving platform	First lien senior secured loan ($7,500 par due 9/2019)	9.00% (Libor + 8.00%/M)	9/9/2015	7,333	7,500	(5)(20)
		Warrant to purchase up to 169,045 shares of Series C preferred stock (expires 9/2022)		9/9/2015	93	93	(5)
					7,426	7,593
Talari Networks, Inc.	Networking equipment provider	First lien senior secured loan ($6,000 par due 12/2018)	9.75% (Libor + 8.75%/M)	8/3/2015	5,917	6,000	(5)(20)
		Warrant to purchase up to 421,052 shares of Series D-1 preferred stock (expires 8/2022)		8/3/2015	50	50	(5)
					5,967	6,050
The Greeley Company, Inc. and HCP Acquisition Holdings, LLC (8)	Healthcare compliance advisory services	Senior subordinated loan ($10,022 par due 3/2017)		3/5/2013	2,691	1,440	(2)(19)
		Class A units (14,293,110 units)		6/26/2008	12,793	—	(2)
					15,484	1,440
TraceLink, Inc. (24)	Supply chain management software provider for the pharmaceutical industry	First lien senior secured revolving loan ($4,400 par due 12/2016)	7.50%(Base Rate + 4.00%/M)	1/2/2015	4,400	4,400	(2)(20)
		First lien senior secured loan ($4,500 par due 1/2019)	8.50% (Libor + 7.00%/M)	1/2/2015	4,428	4,500	(2)(20)
		Warrant to purchase up to 283,353 shares of Series A-2 preferred stock (expires 1/2025)		1/2/2015	146	1,040	(2)
					8,974	9,940
Velocity Holdings Corp.	Hosted enterprise resource planning application management services provider	Common units (1,713,546 units)		12/13/2013	4,503	3,174
WorldPay Group PLC (9)	Payment processing company	C2 shares (73,974 shares)		10/21/2015	11	40
					625,463	598,656		11.47%

Power Generation
Alphabet Energy, Inc.	Technology developer to convert waste-heat into electricity	First lien senior secured loan ($3,913 par due 8/2017)	14.50% (Libor + 11.50% Cash, 2.00% PIK/Q)	12/16/2013	3,730	3,960	(2)(18)(20)
		Series 1B preferred stock (12,976 shares)		6/21/2016	250	46	(2)
		Warrant to purchase up to 125,000 shares of Series 2 preferred stock (expires 12/2023)		6/30/2016	146	—	(2)
					4,126	4,006
Bicent (California) Holdings LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($49,507 par due 2/2021)	8.25% (Libor + 7.25%/Q)	2/6/2014	49,507	49,507	(2)(20)
Brush Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($44,616 par due 8/2020)	6.25% (Libor + 5.25%/Q)	8/1/2013	44,616	44,616	(2)(20)
		First lien senior secured loan ($124 par due 8/2020)	7.75%(Base Rate + 4.25%/Q)	8/1/2013	124	124	(2)(20)
		First lien senior secured loan ($2,260 par due 8/2020)	6.25% (Libor + 5.25%/Q)	8/1/2013	2,260	2,260	(2)(20)
		First lien senior secured loan ($6 par due 8/2020)	7.75%(Base Rate + 4.25%/Q)	8/1/2013	6	6	(2)(20)
		First lien senior secured loan ($9,666 par due 8/2020)	6.25% (Libor + 5.25%/Q)	8/1/2013	9,666	9,666	(4)(20)
		First lien senior secured loan ($27 par due 8/2020)	7.75%(Base Rate + 4.25%/Q)	8/1/2013	27	27	(4)(20)
					56,699	56,699
CEI Kings Mountain Investor, LP	Gas turbine power generation facilities operator	Senior subordinated loan ($30,859 par due 3/2017)	11.00% PIK	3/11/2016	30,779	30,859	(2)
CPV Maryland Holding Company II, LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($44,460 par due 12/2020)	10.00%	8/8/2014	44,460	42,682	(2)

As of June 30, 2016

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Warrant to purchase up to 4 units of common stock (expires 8/2018)		8/8/2014	—	—	(2)
					44,460	42,682
DESRI VI Management Holdings, LLC	Wind power generation facility operator	Senior subordinated loan ($25,000 par due 12/2021)	9.75%	12/24/2014	25,000	25,000	(2)
		Non-Controlling units (10.0 units)		12/24/2014	1,483	2,242	(2)
					26,483	27,242
Green Energy Partners, Stonewall LLC and Panda Stonewall Intermediate Holdings II LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($25,000 par due 11/2021)	6.50% (Libor + 5.50%/Q)	11/13/2014	24,774	24,000	(2)(20)
		Senior subordinated loan ($19,003 par due 12/2021)	8.00% Cash, 5.25% PIK	11/13/2014	19,003	18,433	(2)
		Senior subordinated loan ($88,831 par due 12/2021)	8.00% Cash, 5.25% PIK	11/13/2014	88,831	86,166	(2)
					132,608	128,599
Joule Unlimited Technologies, Inc. and Stichting Joule Global Foundation	Renewable fuel and chemical production developer	First lien senior secured loan ($9,099 par due 10/2018)	13.00% (Libor + 11.00% Cash, 1.00% PIK/M)	3/31/2015	9,010	7,876	(2)(18)(20)
		Common stock (11,195,168 shares)		5/12/2016	—	—	(2)(9)
		Warrant to purchase up to 32,051 shares of Series C-2 preferred stock (expires 7/2023)		7/25/2013	—	—	(2)(9)
					9,010	7,876
La Paloma Generating Company, LLC	Natural gas fired, combined cycle plant operator	Second lien senior secured loan ($10,000 par due 2/2020)		2/20/2014	9,001	1,900	(2)(19)
Moxie Liberty LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($35,000 par due 8/2020)	7.50% (Libor + 6.50%/Q)	8/21/2013	34,743	34,474	(2)(20)
Moxie Patriot LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($35,000 par due 12/2020)	6.75% (Libor + 5.75%/Q)	12/19/2013	34,748	33,950	(2)(20)
Panda Power Annex Fund Hummel Holdings II LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($114,078 par due 10/2016)	13.00% PIK	10/27/2015	113,506	114,078	(2)
Panda Temple Power II, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($19,900 par due 4/2019)	7.25% (Libor + 6.00%/Q)	4/3/2013	19,804	18,109	(2)(20)
Panda Temple Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($24,688 par due 3/2022)	7.25% (Libor + 6.25%/Q)	3/6/2015	23,628	21,972	(2)(20)
PERC Holdings 1 LLC	Operator of recycled energy, combined heat and power, and energy efficiency facilities	Class B common units (21,653,543 units)		10/20/2014	21,654	24,567	(2)
					610,756	596,520		11.43%

Manufacturing
Chariot Acquisition, LLC (24)	Distributor and designer of aftermarket golf cart parts and accessories	First lien senior secured loan ($55,571 par due 9/2021)	7.25% (Libor + 6.25%/Q)	9/30/2015	55,571	55,571	(2)(20)(27)
Component Hardware Group, Inc. (24)	Commercial equipment	First lien senior secured revolving loan ($2,241 par due 7/2019)	5.50% (Libor + 4.50%/Q)	7/1/2013	2,241	2,241	(2)(20)
		First lien senior secured loan ($8,021 par due 7/2019)	5.50% (Libor + 4.50%/Q)	7/1/2013	8,021	8,021	(4)(20)
					10,262	10,262
Harvey Tool Company, LLC and Harvey Tool Holding, LLC (24)	Cutting tool provider to the metalworking industry	Senior subordinated loan ($27,993 par due 9/2020)	10.00% Cash, 1.00% PIK	8/13/2015	27,993	27,993	(2)
		Class A membership units (750 units)		3/28/2014	896	1,515	(2)
					28,889	29,508
Ioxus, Inc	Energy storage devices	First lien senior secured loan ($10,272 par due 6/2018)	10.00% Cash, 2.00% PIK	4/29/2014	10,103	9,758	(2)
		Warrant to purchase up to 1,210,235 shares of Series BB preferred stock (expires 1/2026)		1/28/2016	—	206	(2)
		Warrant to purchase up to 3,038,730 shares of common stock (expires 1/2026)		1/28/2016	—	—	(2)
					10,103	9,964

As of June 30, 2016

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
KPS Global LLC	Walk-in cooler and freezer systems	First lien senior secured loan ($36,540 par due 12/2020)	9.70% (Libor + 8.70%/Q)	12/4/2015	36,540	36,540	(2)(20)
MacLean-Fogg Company and MacLean-Fogg Holdings, L.L.C.	Manufacturer and supplier for the power utility and automotive markets worldwide	Senior subordinated loan ($98,445 par due 10/2025)	10.50% Cash, 3.00% PIK	10/31/2013	98,445	98,445	(2)
		Preferred units (70,183 units)	4.50% Cash, 9.25% PIK	10/9/2015	72,108	72,108
					170,553	170,553
Niagara Fiber Intermediate Corp. (24)	Insoluble fiber filler products	First lien senior secured revolving loan ($1,881 par due 5/2018)		5/8/2014	1,842	1,449	(2)(19)
		First lien senior secured loan ($1,430 par due 5/2018)		5/8/2014	1,405	1,101	(2)(19)
		First lien senior secured loan ($13,649 par due 5/2018)		5/8/2014	13,425	10,509	(2)(19)
					16,672	13,059
Nordco Inc. (24)	Railroad maintenance-of-way machinery	First lien senior secured revolving loan ($3,775 par due 8/2020)	8.75%(Base Rate + 5.25%/Q)	8/26/2015	3,775	3,511	(2)(20)
		First lien senior secured loan ($70,085 par due 8/2020)	7.25% (Libor + 6.25%/Q)	8/26/2015	70,085	65,179	(2)(20)(27)
					73,860	68,690
Pelican Products, Inc.	Flashlights	Second lien senior secured loan ($40,000 par due 4/2021)	9.25% (Libor + 8.25%/Q)	4/11/2014	39,960	37,200	(2)(20)
Saw Mill PCG Partners LLC	Metal precision engineered components	Common units (1,000 units)		1/30/2007	1,000	—	(2)
SI Holdings, Inc.	Elastomeric parts, mid-sized composite structures, and composite tooling	Common stock (1,500 shares)		5/30/2014	1,500	1,982	(2)
TPTM Merger Corp. (24)	Time temperature indicator products	First lien senior secured revolving loan ($1,250 par due 9/2018)	7.50% (Libor + 6.50%/Q)	9/12/2013	1,250	1,250	(2)(20)
		First lien senior secured loan ($22,000 par due 9/2018)	9.67% (Libor + 8.67%/Q)	9/12/2013	22,000	22,000	(3)(20)
		First lien senior secured loan ($10,000 par due 9/2018)	9.67% (Libor + 8.67%/Q)	9/12/2013	10,000	10,000	(4)(20)
		First lien senior secured loan ($2,000 par due 9/2018)	9.67% (Libor + 8.67%/Q)	9/12/2013	2,000	2,000	(2)(20)
					35,250	35,250
					480,160	468,579		8.98%

Financial Services
AllBridge Financial, LLC (8)	Asset management services	Equity interests		4/1/2010	—	517
Callidus Capital Corporation (8)	Asset management services	Common stock (100 shares)		4/1/2010	3,000	1,668
Ciena Capital LLC (8)(24)	Real estate and small business loan servicer	First lien senior secured revolving loan ($14,000 par due 12/2016)	6.00%	11/29/2010	14,000	14,000	(2)
		First lien senior secured loan ($250 par due 12/2016)	12.00%	11/29/2010	250	250	(2)
		First lien senior secured loan ($500 par due 12/2016)	12.00%	11/29/2010	500	500	(2)
		First lien senior secured loan ($1,250 par due 12/2016)	12.00%	11/29/2010	1,250	1,250	(2)
		Equity interests		11/29/2010	34,974	14,856	(2)
					50,974	30,856
Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($28,000 par due 5/2018)	12.75%	5/10/2012	28,000	28,000	(2)
Gordian Acquisition Corp.	Financial services firm	Common stock (526 shares)		11/30/2012	—	—	(2)
Imperial Capital Group LLC	Investment services	Class A common units (32,369 units)		5/10/2007	7,870	11,679	(2)
		2006 Class B common units (10,605 units)		5/10/2007	1	2	(2)
		2007 Class B common units (1,323 units)		5/10/2007	—	—	(2)
					7,871	11,681

As of June 30, 2016

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Ivy Hill Asset Management, L.P. (8)(10)	Asset management services	Member interest (100.00% interest)		6/15/2009	170,961	231,241
Javlin Three LLC, Javlin Four LLC, and Javlin Five LLC (10)	Asset-backed financial services company	First lien senior secured revolving loan ($38,797 par due 6/2017)	10.47% (Libor + 10.00%/Q)	6/24/2014	38,797	38,797	(2)
LSQ Funding Group, L.C. and LM LSQ Investors LLC (10)(24)	Asset based lender	Senior subordinated loan ($30,000 par due 6/2021)	10.50%	6/25/2015	30,000	30,000	(2)
		Membership units (3,275,000 units)		6/25/2015	3,275	3,309
					33,275	33,309
					332,878	376,069		7.21%

Restaurants and Food Services
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc.	Restaurant owner and operator	First lien senior secured loan ($28,581 par due 12/2018)	9.25% (Libor + 8.25%/Q)	11/27/2006	28,581	26,581	(2)(16)(20)
		First lien senior secured loan ($10,919 par due 12/2018)	9.25% (Libor + 8.25%/Q)	11/27/2006	10,921	10,153	(3)(16)(20)
		Promissory note ($23,652 par due 12/2023)		11/27/2006	13,770	11,358	(2)
		Warrant to purchase up to 23,750 units of Series D common stock (expires 12/2023)		12/18/2013	24	—	(2)
					53,296	48,092
Benihana, Inc. (24)	Restaurant owner and operator	First lien senior secured revolving loan ($1,131 par due 7/2018)	7.75%(Base Rate + 4.25%/Q)	8/21/2012	1,131	1,074	(2)(20)
		First lien senior secured loan ($4,814 par due 1/2019)	6.75% (Libor + 5.50%/Q)	8/21/2012	4,814	4,573	(4)(20)
					5,945	5,647
DineInFresh, Inc.	Meal-delivery provider	First lien senior secured loan ($6,250 par due 7/2018)	9.75% (Libor + 8.75%/M)	12/19/2014	6,204	6,250	(2)(20)
		Warrant to purchase up to 143,079 shares of Series A preferred stock (expires 12/2024)		12/19/2014	—	4	(2)
					6,204	6,254
Garden Fresh Restaurant Corp. (24)	Restaurant owner and operator	First lien senior secured revolving loan		10/3/2013	—	—	(2)(22)
		First lien senior secured loan ($40,141 par due 7/2018)	10.50% (Libor + 9.00%/Q)	10/3/2013	40,141	40,141	(3)(20)
					40,141	40,141
Global Franchise Group, LLC and GFG Intermediate Holding, Inc.	Worldwide franchisor of quick service restaurants	First lien senior secured loan ($60,811 par due 12/2019)	10.50% (Libor + 9.50%/Q)	12/18/2014	60,811	60,811	(3)(20)
Heritage Food Service Group, Inc. and WCI-HFG Holdings, LLC	Distributor of repair and replacement parts for commercial kitchen equipment	Second lien senior secured loan ($31,645 par due 10/2022)	9.50% (Libor + 8.50%/Q)	10/20/2015	31,645	31,329	(2)(20)
		Preferred units (3,000,000 units)		10/20/2015	3,000	2,941	(2)
					34,645	34,270
Orion Foods, LLC (8)	Convenience food service retailer	First lien senior secured loan ($1,414 par due 9/2015)		4/1/2010	1,413	762	(2)(19)
		Second lien senior secured loan ($19,420 par due 9/2015)		4/1/2010	—	—	(2)(19)
		Preferred units (10,000 units)		10/28/2010	—	—	(2)
		Class A common units (25,001 units)		4/1/2010	—	—	(2)
		Class B common units (1,122,452 units)		4/1/2010	—	—	(2)
					1,413	762
OTG Management, LLC (24)	Airport restaurant operator	First lien senior secured revolving loan ($7,990 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	7,990	7,990	(2)(20)
		First lien senior secured loan ($60,142 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	60,142	60,142	(2)(20)
		First lien senior secured loan ($14,250 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	14,250	14,250	(2)(20)
		First lien senior secured loan ($24,688 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	24,688	24,688	(3)(20)
		Common units (3,000,000 units)		1/5/2011	3,000	11,929	(2)

As of June 30, 2016

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Warrant to purchase up to 7.73% of common units (expires 6/2018)		6/19/2008	100	23,798	(2)
					110,170	142,797
Restaurant Holding Company, LLC	Fast food restaurant operator	First lien senior secured loan ($35,604 par due 2/2019)	8.75% (Libor + 7.75%/Q)	3/13/2014	35,412	35,248	(2)(20)
					348,037	374,022		7.17%

Education
Campus Management Corp. and Campus Management Acquisition Corp. (7)	Education software developer	Preferred stock (485,159 shares)		2/8/2008	10,520	11,224	(2)
Infilaw Holding, LLC (24)	Operator of for-profit law schools	First lien senior secured revolving loan		8/25/2011	—	—	(2)(22)
		First lien senior secured loan ($2,474 par due 1/2017)	11.50% (Libor + 8.50% Cash, 2.00% PIK/Q)	8/25/2011	2,474	2,474	(3)(20)
		Series A preferred units (124,890 units)	11.50% (Libor + 8.50% Cash, 2.00% PIK/Q)	8/25/2011	125,521	111,714	(2)(20)
		Series B preferred units (1.96 units)		10/19/2012	9,245	2,176	(2)
					137,240	116,364
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	Private School Operator	First lien senior secured loan ($1,759 par due 12/2018)	10.50% PIK (Libor + 9.00%/Q)	10/31/2015	1,759	1,759	(2)(20)
		Senior preferred series A-1 shares (163,902 shares)		10/31/2015	119,422	75,480	(2)
		Series B preferred stock (1,750,000 shares)		8/5/2010	5,000	—	(2)
		Series C preferred stock (2,512,586 shares)		6/7/2010	689	—	(2)
		Common stock (20 shares)		6/7/2010	—	—	(2)
					126,870	77,239
Lakeland Tours, LLC (24)	Educational travel provider	First lien senior secured revolving loan ($7,593 par due 2/2022)	5.75% (Libor + 4.75%/Q)	2/10/2016	7,593	7,593	(2)(20)(23)
		First lien senior secured loan ($5,083 par due 2/2022)	5.75% (Libor + 4.75%/Q)	2/10/2016	5,027	5,083	(2)(20)
		First lien senior secured loan ($31,707 par due 2/2022)	10.45% (Libor + 9.45%/Q)	2/10/2016	31,340	31,707	(3)(20)
					43,960	44,383
PIH Corporation (24)	Franchisor of education-based early childhood centers	First lien senior secured revolving loan ($621 par due 12/2018)	7.00% (Libor + 6.00%/Q)	12/13/2013	621	621	(2)(20)
R3 Education, Inc. and EIC Acquisitions Corp.	Medical school operator	Preferred stock (1,977 shares)		7/30/2008	494	494	(2)
		Common membership interest (15.76% interest)		9/21/2007	15,800	31,024	(2)
		Warrant to purchase up to 27,890 shares (expires 11/2019)		12/8/2009	—	—	(2)
					16,294	31,518
Regent Education, Inc.	Provider of software solutions designed to optimize the financial aid and enrollment processes	First lien senior secured loan ($3,959 par due 1/2018)	12.00% (Libor + 8.00% Cash, 2.00% PIK/M)	7/1/2014	3,824	3,880	(2)(20)
		Warrant to purchase up to 987,771 shares of Series CC preferred stock (expires 11/2025)		7/1/2014	—	62	(2)
					3,824	3,942
RuffaloCODY, LLC (24)	Provider of student fundraising and enrollment management services	First lien senior secured revolving loan		5/29/2013	—	—	(22)
Severin Acquisition, LLC (24)	Provider of student information system software solutions to the K-12 education market	First lien senior secured revolving loan ($1,353 par due 7/2021)	5.50% (Libor + 4.50%/Q)	7/31/2015	1,353	1,313	(2)(20)
		Second lien senior secured loan ($4,154 par due 7/2022)	9.75% (Libor + 8.75%/Q)	10/28/2015	4,079	4,029	(2)(20)
		Second lien senior secured loan ($3,273 par due 7/2022)	10.25% (Libor + 9.25%/Q)	2/1/2016	3,212	3,208	(2)(20)

As of June 30, 2016

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Second lien senior secured loan ($15,000 par due 7/2022)	9.75% (Libor + 8.75%/Q)	7/31/2015	14,739	14,550	(2)(20)
					23,383	23,100
WCI-Quantum Holdings, Inc.	Distributor of instructional products, services and resources	Series A preferred stock (1,272 shares)		10/24/2014	1,000	1,127	(2)
					363,712	309,518		5.93%

Oil and Gas
Lonestar Prospects, Ltd.	Sand proppant producer and distributor to the oil and natural gas industry	First lien senior secured loan ($24,523 par due 9/2018)	8.50% (Libor + 6.50% Cash, 1.00% PIK/Q)	9/18/2014	24,522	24,032	(2)(20)
		First lien senior secured loan ($47,855 par due 9/2018)	8.50% (Libor + 6.50% Cash, 1.00% PIK/Q)	9/18/2014	47,855	46,898	(3)(20)
					72,377	70,930
Petroflow Energy Corporation and TexOak Petro Holdings LLC (7)	Oil and gas exploration and production company	First lien senior secured loan ($16,160 par due 6/2019)	3.00%	6/29/2016	16,160	14,706	(2)
		Second lien senior secured loan ($21,885 par due 12/2019)		6/29/2016	21,885	3,283	(19)
		Common units (202,000 units)		6/29/2016	11,075	—
					49,120	17,989
Primexx Energy Corporation	Privately-held oil and gas exploration and production company	Second lien senior secured loan ($125,000 par due 1/2020)	10.00% (Libor + 9.00%/Q)	7/7/2015	124,582	128,750	(2)(20)
UL Holding Co., LLC and Universal Lubricants, LLC (7)	Manufacturer and distributor of re-refined oil products	Second lien senior secured loan ($8,861 par due 5/2020)	10.00% PIK	4/30/2012	1,942	7,063	(2)
		Second lien senior secured loan ($37,583 par due 5/2020)	10.00% PIK	4/30/2012	8,307	29,955	(2)
		Second lien senior secured loan ($4,373 par due 5/2020)	10.00% PIK	4/30/2012	928	3,486	(2)
		Class A common units (533,351 units)		6/17/2011	4,993	—	(2)
		Class B-5 common units (272,834 units)		6/17/2011	2,492	—	(2)
		Class C common units (758,546 units)		4/25/2008	—	—	(2)
		Warrant to purchase up to 719,044 shares of Class A units		5/2/2014	—	—	(2)
		Warrant to purchase up to 28,663 shares of Class B-1 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 57,325 shares of Class B-2 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 29,645 shares of Class B-3 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 80,371 shares of Class B-5 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 59,655 shares of Class B-6 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 1,046,713 shares of Class C units		5/2/2014	—	—	(2)
					18,662	40,504
					264,741	258,173		4.95%

Containers and Packaging
Charter NEX US Holdings, Inc.	Producer of high-performance specialty films used in flexible packaging	Second lien senior secured loan ($11,830 par due 2/2023)	9.25% (Libor + 8.25%/Q)	2/5/2015	11,685	11,711	(2)(20)
GS Pretium Holdings, Inc.	Manufacturer and supplier of high performance plastic containers	Common stock (500,000 shares)		6/2/2014	500	403	(2)
ICSH, Inc. (24)	Industrial container manufacturer, reconditioner and servicer	First lien senior secured revolving loan ($1,000 par due 12/2018)	6.75% (Libor + 5.75%/Q)	8/30/2011	1,000	1,000	(2)(20)(23)

As of June 30, 2016

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Second lien senior secured loan ($66,000 par due 12/2019)	10.16% (Libor + 9.00%/Q)	12/31/2015	66,000	66,000	(2)(20)
					67,000	67,000
LBP Intermediate Holdings LLC (24)	Manufacturer of paper and corrugated foodservice packaging	First lien senior secured revolving loan		7/10/2015	—	—	(22)
		First lien senior secured loan ($24,492 par due 7/2020)	6.50% (Libor + 5.50%/Q)	7/10/2015	24,249	24,492	(3)(20)
					24,249	24,492
Microstar Logistics LLC, Microstar Global Asset Management LLC, and MStar Holding Corporation	Keg management solutions provider	Second lien senior secured loan ($78,500 par due 12/2018)	8.50% (Libor + 7.50%/Q)	12/14/2012	78,500	78,500	(2)(20)
		Second lien senior secured loan ($54,000 par due 12/2018)	8.50% (Libor + 7.50%/Q)	12/14/2012	54,000	54,000	(3)(20)
		Second lien senior secured loan ($10,000 par due 12/2018)	8.50% (Libor + 7.50%/Q)	12/14/2012	10,000	10,000	(4)(20)
		Common stock (50,000 shares)		12/14/2012	3,951	7,381	(2)
					146,451	149,881
					249,885	253,487		4.86%

Automotive Services
AEP Holdings, Inc. and Arrowhead Holdco Company	Distributor of non-discretionary, mission-critical aftermarket replacement parts	First lien senior secured loan ($45,346 par due 8/2021)	7.25% (Libor + 6.25%/Q)	8/31/2015	45,346	45,346	(2)(20)(27)
		First lien senior secured loan ($673 par due 8/2021)	8.75%(Base Rate + 5.25%/Q)	8/31/2015	673	673	(2)(20)(27)
		First lien senior secured loan ($9,975 par due 8/2021)	8.25% (Libor + 7.25%/Q)	3/31/2016	9,975	9,975	(2)(20)(27)
		First lien senior secured loan ($25 par due 8/2021)	9.75%(Base Rate + 6.25%/Q)	3/31/2016	25	25	(2)(20)(27)
		Common stock (2,832 shares)		8/31/2015	2,832	2,823	(2)
					58,851	58,842
CH Hold Corp. (24)	Collision repair company	First lien senior secured revolving loan ($805 par due 11/2019)	6.25% (Libor + 5.25%/Q)	2/24/2016	805	805	(2)(20)
		First lien senior secured revolving loan ($730 par due 11/2019)	7.75%(Base Rate + 4.25%/Q)	2/24/2016	730	730	(2)(20)
					1,535	1,535
ChargePoint, Inc.	Developer and operator of electric vehicle charging stations	First lien senior secured loan ($10,000 par due 7/2019)	9.75% (Libor + 8.75%/M)	12/24/2014	9,846	10,000	(2)(20)
		First lien senior secured loan ($10,000 par due 1/2019)	9.75% (Libor + 8.75%/M)	12/24/2014	9,613	10,000	(2)(20)
		Warrant to purchase up to 404,563 shares of Series E preferred stock (expires 12/2024)		12/24/2014	327	1,371	(2)
					19,786	21,371
Dent Wizard International Corporation and DWH Equity Investors, L.P.	Automotive reconditioning services	Second lien senior secured loan ($50,000 par due 10/2020)	10.25% (Libor + 9.25%/Q)	4/7/2015	50,000	50,000	(3)(20)
		Class A common stock (10,000 shares)		4/7/2015	333	520	(2)
		Class B common stock (20,000 shares)		4/7/2015	667	1,040	(2)
					51,000	51,560
Eckler Industries, Inc. (24)	Restoration parts and accessories provider for classic automobiles	First lien senior secured revolving loan ($2,000 par due 7/2017)	8.50%(Base Rate + 5.00%/Q)	7/12/2012	2,000	1,880	(2)(20)
		First lien senior secured loan ($6,956 par due 7/2017)	7.25% (Libor + 6.00%/Q)	7/12/2012	6,956	6,539	(2)(20)
		First lien senior secured loan ($26,258 par due 7/2017)	7.25% (Libor + 6.00%/Q)	7/12/2012	26,258	24,682	(3)(20)
		Series A preferred stock (1,800 shares)		7/12/2012	1,800	—	(2)
		Common stock (20,000 shares)		7/12/2012	200	—	(2)
					37,214	33,101

As of June 30, 2016

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
EcoMotors, Inc.	Engine developer	First lien senior secured loan ($11,480 par due 3/2018)	11.00%	9/1/2015	10,993	11,480	(2)
		Warrant to purchase up to 321,888 shares of Series C preferred stock (expires 12/2022)		12/28/2012	—	285	(2)
		Warrant to purchase up to 70,000 shares of Series C preferred stock (expires 2/2025)		2/24/2015	—	62	(2)
					10,993	11,827
Simpson Performance Products, Inc.	Provider of motorsports safety equipment	First lien senior secured loan ($24,506 par due 2/2020)	9.77% (Libor + 8.77%/Q)	2/20/2015	24,506	24,506	(3)(20)
SK SPV IV, LLC	Collision repair site operators	Series A common stock (12,500 units)		8/18/2014	571	3,113	(2)
		Series B common stock (12,500 units)		8/18/2014	571	3,113	(2)
					1,142	6,226
TA THI Buyer, Inc. and TA THI Parent, Inc.	Collision repair company	Series A preferred stock (50,000 shares)		7/28/2014	5,000	13,439	(2)
					210,027	222,407		4.26%

Food and Beverage
American Seafoods Group LLC and American Seafoods Partners LLC (24)	Harvester and processor of seafood	First lien senior secured revolving loan ($3,300 par due 8/2021)	7.50%(Base Rate + 4.00%/Q)	8/19/2015	3,300	3,300	(2)(20)
		First lien senior secured loan ($19,467 par due 8/2021)	6.00% (Libor + 5.00%/Q)	8/19/2015	19,241	19,467	(2)(20)
		Second lien senior secured loan ($55,000 par due 2/2022)	10.00% (Libor + 9.00%/Q)	8/19/2015	55,000	55,000	(2)(20)
		Class A units (77,922 units)		8/19/2015	78	83	(2)
		Warrant to purchase up to 7,422,078 Class A units (expires 8/2035)		8/19/2015	7,422	7,872	(2)
					85,041	85,722
Eagle Family Foods Group LLC	Manufacturer and producer of milk products	First lien senior secured loan ($4,775 par due 12/2021)	10.05% (Libor + 9.05%/Q)	12/31/2015	4,750	4,775	(2)(20)
		First lien senior secured loan ($50,000 par due 12/2021)	10.05% (Libor + 9.05%/Q)	12/31/2015	49,643	50,000	(3)(20)
					54,393	54,775
GF Parent LLC	Producer of low-acid, aseptic food and beverage products	Class A preferred units (2,940 units)		5/13/2015	2,940	1,358	(2)
		Class A common units (60,000 units)		5/13/2015	60	—	(2)
					3,000	1,358
Kettle Cuisine, LLC	Manufacturer of fresh refrigerated and frozen food products	Second lien senior secured loan ($28,500 par due 2/2022)	10.75% (Libor + 9.75%/Q)	8/21/2015	28,500	28,500	(2)(20)
KeyImpact Holdings, Inc. and JWC/KI Holdings, LLC (24)	Foodservice sales and marketing agency	First lien senior secured loan ($46,019 par due 11/2021)	7.13% (Libor + 6.13%/Q)	11/16/2015	46,019	46,019	(2)(20)(27)
		Membership units (5,000 units)		11/16/2015	5,000	5,970	(2)
					51,019	51,989
					221,953	222,344		4.26%

Commercial Real Estate Finance
10th Street, LLC and New 10th Street, LLC (8)	Real estate holding company	First lien senior secured loan ($25,449 par due 11/2019)	12.00% Cash, 1.00% PIK	3/31/2014	25,449	25,449	(2)
		Senior subordinated loan ($27,371 par due 11/2019)	12.00% Cash, 1.00% PIK	4/1/2010	27,371	27,371	(2)
		Member interest (10.00% interest)		4/1/2010	595	44,484
		Option (25,000 units)		4/1/2010	25	25
					53,440	97,329
Crescent Hotels & Resorts, LLC and affiliates (8)	Hotel operator	Senior subordinated loan ($2,236 par due 9/2011)	15.00%	4/1/2010	—	3,105	(2)
		Common equity interest		4/1/2010	—	—
					—	3,105
					53,440	100,434		1.92%

As of June 30, 2016

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Hotel Services
Aimbridge Hospitality, LLC (24)	Hotel operator	First lien senior secured loan ($2,885 par due 10/2018)	8.25% (Libor + 7.00%/Q)	1/7/2016	2,845	2,885	(2)(15)(20)
		First lien senior secured loan ($3,305 par due 10/2018)	8.25% (Libor + 7.00%/Q)	7/15/2015	3,277	3,304	(2)(15)(20)
		First lien senior secured loan ($15,000 par due 10/2018)	8.25% (Libor + 7.00%/Q)	7/15/2015	14,835	15,000	(4)(15)(20)
					20,957	21,189
Castle Management Borrower LLC	Hotel operator	First lien senior secured loan ($5,746 par due 9/2020)	5.50% (Libor + 4.50%/Q)	10/17/2014	5,746	5,746	(2)(20)
		Second lien senior secured loan ($10,000 par due 3/2021)	11.00% (Libor + 10.00%/Q)	10/17/2014	10,000	10,000	(2)(20)
		Second lien senior secured loan ($55,000 par due 3/2021)	11.00% (Libor + 10.00%/Q)	10/17/2014	55,000	55,000	(2)(20)
					70,746	70,746
					91,703	91,935		1.76%

Aerospace and Defense
Cadence Aerospace, LLC	Aerospace precision components manufacturer	First lien senior secured loan ($4,053 par due 5/2018)	7.00% (Libor + 5.75%/Q)	5/15/2012	4,040	4,053	(4)(20)
		First lien senior secured loan ($11 par due 5/2018)	8.25%(Base Rate + 4.75%/Q)	5/15/2012	11	11	(4)(20)
		Second lien senior secured loan ($79,657 par due 5/2019)	10.50% (Libor + 9.25%/Q)	5/10/2012	79,657	77,267	(2)(20)
					83,708	81,331
Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Senior preferred stock (775 shares)	8.00% PIK	1/17/2008	136	134	(2)
		Common stock (1,885,195 shares)		1/17/2008	2,290	2,848	(2)
					2,426	2,982
					86,134	84,313		1.62%

Environmental Services
MPH Energy Holdings, LP	Operator of municipal recycling facilities	Limited partnership interest (3.13% interest)		1/8/2014	—	—	(2)
RE Community Holdings, LP and Pegasus Community Energy, LLC	Operator of municipal recycling facilities	Preferred stock (1,000 shares)		3/1/2011	8,839	—	(2)
Waste Pro USA, Inc	Waste management services	Second lien senior secured loan ($16,489 par due 10/2020)	8.50% (Libor + 7.50%/Q)	10/15/2014	16,489	16,489	(2)(20)
		Second lien senior secured loan ($59,848 par due 10/2020)	8.50% (Libor + 7.50%/Q)	10/15/2014	59,848	59,848	(3)(20)
					76,337	76,337
					85,176	76,337		1.46%

Chemicals
Genomatica, Inc.	Developer of a biotechnology platform for the production of chemical products	Warrant to purchase 322,422 shares of Series D preferred stock (expires 3/2023)		3/28/2013	—	6	(2)
K2 Pure Solutions Nocal, L.P. (24)	Chemical Producer	First lien senior secured loan ($13,975 par due 2/2021)	7.00% (Libor + 6.00%/Q)	8/19/2013	13,975	13,975	(2)(20)
		First lien senior secured loan ($26,000 par due 2/2021)	7.00% (Libor + 6.00%/Q)	8/19/2013	26,000	26,000	(3)(20)
		First lien senior secured loan ($13,000 par due 2/2021)	7.00% (Libor + 6.00%/Q)	8/19/2013	13,000	13,000	(4)(20)
					52,975	52,975
Kinestral Technologies, Inc.	Designer of adaptive, dynamic glass for the commercial and residential markets.	First lien senior secured loan ($9,667 par due 10/2018)	8.75% (Libor + 7.75%/M)	4/22/2014	9,552	9,695	(2)(18)(20)

As of June 30, 2016

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Warrant to purchase up to 325,000 shares of Series A preferred stock (expires 4/2024)		4/22/2014	73	150	(2)
		Warrant to purchase up to 131,883 shares of Series B preferred stock (expires 4/2025)		4/9/2015	—	—	(2)
					9,625	9,845
Liquid Light, Inc. (8)	Developer and licensor of process technology for the conversion of carbon dioxide into major chemicals	First lien senior secured loan ($2,293 par due 11/2017)		8/13/2014	2,149	200	(2)(19)
		Warrant to purchase up to 86,009 shares of Series B preferred stock (expires 8/2024)		8/13/2014	77	—	(2)
					2,226	200
					64,826	63,026		1.21%

Health Clubs
Athletic Club Holdings, Inc. (24)	Premier health club operator	First lien senior secured loan ($41,000 par due 10/2020)	9.50% (Libor + 8.50%/Q)	10/11/2007	41,000	41,000	(2)(20)
CFW Co-Invest, L.P., NCP Curves, L.P. and Curves International Holdings, Inc.	Health club franchisor	Limited partnership interest (4,152,165 shares)		7/31/2012	4,152	—	(2)
		Common stock (1,680 shares)		11/12/2014	—	—	(2)(9)
		Limited partnership interest (2,218,235 shares)		7/31/2012	2,218	7,046	(2)(9)
					6,370	7,046
					47,370	48,046		0.92%

Wholesale Distribution
Flow Solutions Holdings, Inc.	Distributor of high value fluid handling, filtration and flow control products	Second lien senior secured loan ($6,000 par due 10/2018)	10.00% (Libor + 9.00%/Q)	12/16/2014	6,000	5,520	(2)(20)
		Second lien senior secured loan ($29,500 par due 10/2018)	10.00% (Libor + 9.00%/Q)	12/16/2014	29,500	27,140	(2)(20)
					35,500	32,660
					35,500	32,660		0.63%

Retail
Paper Source, Inc. and Pine Holdings, Inc. (24)	Retailer of fine and artisanal paper products	First lien senior secured revolving loan ($400 par due 9/2018)	8.50%(Base Rate + 5.00%/Q)	9/23/2013	400	400	(2)(20)
		First lien senior secured loan ($9,749 par due 9/2018)	7.25% (Libor + 6.25%/Q)	9/23/2013	9,749	9,749	(4)(20)
		Class A common stock (36,364 shares)		9/23/2013	6,000	7,340	(2)
					16,149	17,489
Things Remembered, Inc. and TRM Holdings Corporation (24)	Personalized gifts retailer	First lien senior secured revolving loan ($4,167 par due 5/2017)		5/24/2012	4,108	1,375	(2)(19)
		First lien senior secured loan ($12,878 par due 5/2018)		5/24/2012	12,606	4,250	(2)(19)
					16,714	5,625
					32,863	23,114		0.44%

Telecommunications
Adaptive Mobile Security Limited (9)	Developer of security software for mobile communications networks	First lien senior secured loan ($2,500 par due 7/2018)	10.00% (Libor + 9.00%/M)	1/16/2015	2,586	2,714	(2)(18)(20)
		First lien senior secured loan ($646 par due 10/2018)	10.00% (Libor + 9.00%/M)	1/16/2015	667	701	(2)(18)(20)
					3,253	3,415
American Broadband Communications, LLC, American Broadband Holding Company, and Cameron Holdings of NC, Inc.	Broadband communication services	Warrant to purchase up to 208 shares (expires 11/2017)		11/7/2007	—	7,204

As of June 30, 2016

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Warrant to purchase up to 200 shares (expires 9/2020)		9/1/2010	—	6,927
					—	14,131
Startec Equity, LLC (8)	Communication services	Member interest		4/1/2010	—	—
Wilcon Holdings LLC	Communications infrastructure provider	Class A common stock (2,000,000 shares)		12/13/2013	1,829	3,185
					5,082	20,731		0.40%

Computers and Electronics
Everspin Technologies, Inc. (24)	Designer and manufacturer of computer memory solutions	First lien senior secured revolving loan ($1,145 par due 6/2017)	7.25% (Base Rate + 3.75%/M)	6/5/2015	1,145	1,145	(5)(20)
		First lien senior secured loan ($8,000 par due 6/2019)	8.75% (Libor + 7.75%/M)	6/5/2015	7,599	8,000	(5)(20)
		Warrant to purchase up to 480,000 shares of Series B preferred stock (expires 6/2025)		6/5/2015	355	355	(5)
					9,099	9,500
Liquid Robotics, Inc.	Ocean data services provider utilizing long duration, autonomous surface vehicles	First lien senior secured loan ($3,000 par due 4/2019)	11.00% (Libor + 10.00%/M)	6/30/2016	2,928	2,940	(5)(20)
		First lien senior secured loan ($5,000 par due 5/2019)	9.00% (Libor + 8.00%/M)	10/29/2015	4,883	5,000	(5)(20)
		Warrant to purchase up to 30,172 shares of Series E preferred stock (expires 6/2026)		6/30/2016	42	42	(5)
		Warrant to purchase up to 50,263 shares of Series E preferred stock (expires 10/2025)		10/29/2015	76	70	(5)
					7,929	8,052
					17,028	17,552		0.34%
Printing, Publishing and Media
Batanga, Inc.	Independent digital media company	First lien senior secured loan ($9,915 par due 12/2016)	12.00% (Libor + 11.00%/M)	10/31/2012	9,915	10,066	(2)(18)(20)
Earthcolor Group, LLC	Printing management services	Limited liability company interests (9.30%)		5/18/2012	—	—
The Teaching Company, LLC and The Teaching Company Holdings, Inc.	Education publications provider	Preferred stock (10,663 shares)		9/29/2006	1,066	3,793	(2)
		Common stock (15,393 shares)		9/29/2006	3	10	(2)
					1,069	3,803
					10,984	13,869		0.27%
					$8,980,808	$8,900,377		170.57%

(1)                                     Other than the Company’s investments listed in footnote 7 below (subject to the limitations set forth therein), the Company does not “Control” any of its portfolio companies, for the purposes of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In general, under the Investment Company Act, the Company would “Control” a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. All of the Company’s portfolio company investments, which as of June 30, 2016 represented 171% of the Company’s net assets or 97% of the Company’s total assets, are subject to legal restrictions on sales.

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

(7)                                     As defined in the Investment Company Act, the Company is deemed to be an “Affiliated Person” and “Control” this portfolio company because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the six months ended June 30, 2016 in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to Control) are as follows:

Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
Campus Management Corp. and Campus Management Acquisition Corp.	$—	$—	$—	$—	$—	$—	$—	$—	$1,909
Crown Health Care Laundry Services, Inc. and Crown Laundry Holdings, LLC	$1,700	$296	$5,000	$782	$—	$—	$201	$—	$(305)
Investor Group Services, LLC	$—	$—	$—	$—	$—	$40	$—	$443	$(360)
Multi-Ad Services, Inc.	$—	$—	$—	$—	$—	$—	$—	$431	$(404)
Petroflow Energy Corporation and TexOak Petro Holdings LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(251)
Shock Doctor, Inc. and Shock Doctor Holdings, LLC	$—	$—	$—	$5,199	$—	$—	$25	$—	$(994)
UL Holding Co., LLC	$—	$40,735	$—	$1,963	$—	$—	$—	$—	$22,172

(8)                                     As defined in the Investment Company Act, the Company is deemed to be both an “Affiliated Person” and “Control” this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the six months ended June 30, 2016 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control are as follows:

Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
10th Street, LLC and New 10th Street, LLC	$—	$—	$—	$3,444	$—	$250	$—	$—	$(36)
AllBridge Financial, LLC	$—	$1,140	$—	$—	$—	$—	$—	$6,330	$(6,380)
Callidus Capital Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$(2)
Ciena Capital LLC	$—	$10,000	$—	$908	$—	$—	$—	$—	$(1,979)
Community Education Centers, Inc. and CEC Parent Holdings LLC	$—	$—	$—	$2,295	$—	$—	$43	$—	$10,767
Competitor Group, Inc. and Calera XVI, LLC	$1,300	$—	$—	$577	$—	$—	$37	$—	$(3,924)
Crescent Hotels & Resorts, LLC and affiliates	$—	$—	$—	$312	$—	$—	$—	$—	$435
HCI Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$1
Ivy Hill Asset Management, L.P.	$—	$—	$—	$—	$—	$20,000	$—	$—	$(4,284)
Liquid Light, Inc.	$—	$172	$—	$—	$—	$—	$—	$—	$(2,125)
MVL Group, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
Orion Foods, LLC	$—	$6,122	$—	$—	$—	$—	$—	$—	$3,184
PHL Investors, Inc., and PHL Holding Co.	$—	$—	$—	$—	$—	$—	$—	$—	$—
Senior Secured Loan Fund LLC*	$3,045	$—	$—	$116,360	$1,176	$—	$10,247	$—	$11,847
Startec Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
The Greeley Company, Inc. and HCP Acquisition Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$1,440
The Step2 Company, LLC	$—	$4,996	$—	$1,547	$—	$—	$—	$—	$16,040

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

(11)                                In the first quarter of 2011, the staff of the Securities and Exchange Commission (the “Staff”) informally communicated to certain business development companies (“BDCs”) the Staff’s belief that certain entities, which would be classified as an “investment company” under the Investment Company Act but for the exception from the definition of “investment company” set forth in Rule 3a-7 promulgated under the Investment Company Act, could not be treated as eligible portfolio companies (as defined in Section 2(a)(46) under Investment Company Act) (i.e. not eligible to be included in a BDC’s 70% “qualifying assets” basket). Subsequently, in August 2011 the Securities and Exchange Commission issued a concept release (the “Concept Release”) which stated that “[a]s a general matter, the Commission presently does not believe that Rule 3a-7 issuers are the type of small, developing and financially troubled businesses in which the U.S. Congress intended BDCs primarily to invest” and requested comment on whether or not a 3a-7 issuer should be considered an “eligible portfolio company”. The Company provided a comment letter in respect of the Concept Release and continues to believe that the language of Section 2(a)(46) of the Investment Company Act permits a BDC to treat as “eligible portfolio companies” entities that rely on the 3a-7 exception. However, given the current uncertainty in this area (including the language in the Concept Release) and subsequent discussions with the Staff, the Company has, solely for purposes of calculating the composition of its portfolio pursuant to Section 55(a) of the Investment Company Act, identified such entities, which include the SSLP, as “non-qualifying assets” should the Staff ultimately disagree with the Company’s position. Pursuant to Section 55(a) of the Investment Company Act (using the Staff’s methodology described above solely for this purpose), 26% of the Company’s total assets are represented by investments at fair value and other assets that are considered “non-qualifying assets” as of June 30, 2016.

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

(13)                                In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.13% on $11 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(14)                                In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.00% on $84 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(16)                                In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 5.00% on $17 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(17)                                In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.55% on $41 million aggregate principal amount of a “first out” tranche of the portfolio company’s first lien senior secured loans, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(18)                                The Company is entitled to receive a fixed fee upon the occurrence of certain events as defined in the credit agreement governing the Company’s debt investment in the portfolio company. The fair value of such fee is included in the fair value of the debt investment.

(19)                                Loan was on non-accrual status as of June 30, 2016.

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

(22)                                As of June 30, 2016, no amounts were funded by the Company under this first lien senior secured revolving loan; however, there were letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 to the consolidated financial statements for further information on letters of credit commitments related to certain portfolio companies.

(23)                                As of June 30, 2016, in addition to the amounts funded by the Company under this first lien senior secured revolving loan, there were also letters of credit issued and outstanding through a financial intermediary under the loan. See

Note 7 to the consolidated financial statements for further information on letters of credit commitments related to certain portfolio companies.

(24)                                As of June 30, 2016, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 7 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Portfolio Company	Total revolving and delayed draw loan commitments	Less: drawn commitments	Total undrawn commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted undrawn revolving and delayed draw commitments
Accruent, LLC	$3,250	$—	$3,250	$—	$—	$3,250
ADCS Clinics Intermediate Holdings, LLC (27)	23,883	(25)	23,858	—	—	23,858
Aimbridge Hospitality, LLC	2,466	—	2,466	—	—	2,466
American Seafoods Group LLC	22,125	(3,300)	18,825	—	—	18,825
Athletic Club Holdings, Inc.	10,000	—	10,000	—	—	10,000
Benihana, Inc.	3,231	(1,672)	1,559	—	—	1,559
CCS Intermediate Holdings, LLC	7,500	(7,348)	152	—	—	152
CH Hold Corp.	5,000	(1,535)	3,465	—	—	3,465
Chariot Acquisition, LLC (27)	1,000	—	1,000	—	—	1,000
CIBT Holdings, Inc.	26,440	—	26,440	—	—	26,440
Ciena Capital LLC	20,000	(14,000)	6,000	(6,000)	—	—
Competitor Group, Inc.	4,538	(4,538)	—	—	—	—
Component Hardware Group, Inc.	3,734	(2,240)	1,494	—	—	1,494
Correctional Medical Group Companies, Inc.	163	—	163	—	—	163
Crown Health Care Laundry Services, Inc.	5,000	(2,772)	2,228	—	—	2,228
DCA Investment Holding, LLC	5,800	(3,462)	2,338	—	—	2,338
Eckler Industries, Inc.	4,000	(2,000)	2,000	—	—	2,000
EN Engineering, L.L.C. (27)	2,873	—	2,873	—	—	2,873
Everspin Technologies, Inc.	4,000	(1,145)	2,855	—	—	2,855
Faction Holdings, Inc.	2,000	—	2,000	—	—	2,000
Garden Fresh Restaurant Corp.	5,000	(2,293)	2,707	—	—	2,707
Gentle Communications, LLC (27)	17,500	—	17,500	—	—	17,500
Greenphire, Inc.	8,000	—	8,000	—	—	8,000
Harvey Tool Company, LLC	752	—	752	—	—	752
ICSH, Inc.	5,000	(1,773)	3,227	—	—	3,227
Infilaw Holding, LLC	20,000	(9,670)	10,330	—	—	10,330
iPipeline, Inc.	4,000	—	4,000	—	—	4,000
ISS compressors Industries, Inc. (27)	1,198	—	1,198	—	—	1,198
Itel Laboratories, Inc.	2,500	—	2,500	—	—	2,500
K2 Pure Solutions Nocal, L.P.	5,000	—	5,000	—	—	5,000
KeyImpact Holdings, Inc. (27)	12,500	—	12,500	—	—	12,500
Lakeland Tours, LLC	11,910	(8,074)	3,836	—	—	3,836
LBP Intermediate Holdings LLC	850	(54)	796	—	—	796
LSQ Funding Group, L.C.	10,000	—	10,000	—	—	10,000
Massage Envy, LLC	5,000	—	5,000	—	—	5,000
McKenzie Sports Products, LLC	4,500	—	4,500	—	—	4,500
MW Dental Holding Corp.	10,000	(2,000)	8,000	—	—	8,000
My Health Direct, Inc.	1,000	—	1,000	—	—	1,000
Niagara Fiber Intermediate Corp.	1,881	(1,881)	—	—	—	—
Nordco Inc (27)	11,250	(3,775)	7,475	—	—	7,475
OmniSYS Acquisition Corporation	2,500	—	2,500	—	—	2,500
OTG Management, LLC	20,008	(7,990)	12,018	—	—	12,018
Paper Source, Inc.	2,500	(400)	2,100	—	—	2,100
PerfectServe, Inc.	3,000	—	3,000	—	—	3,000
PIH Corporation	3,314	(621)	2,693	—	—	2,693
RuffaloCODY, LLC	7,683	(163)	7,520	—	—	7,520
Severin Acquisition, LLC	2,900	(1,353)	1,547	—	—	1,547
Things Remembered, Inc.	5,000	(4,167)	833	(833)	—	—
Towne Holdings, Inc. (27)	7,095	—	7,095	—	—	7,095
TPTM Merger Corp.	2,500	(1,250)	1,250	—	—	1,250
TraceLink, Inc.	7,500	(4,400)	3,100	—	—	3,100
TWH Water Treatment Industries, Inc.	5,830	—	5,830	—	—	5,830
Urgent Cares of America Holdings I, LLC	16,000	—	16,000	—	—	16,000

Portfolio Company	Total revolving and delayed draw loan commitments	Less: drawn commitments	Total undrawn commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted undrawn revolving and delayed draw commitments
Zemax, LLC	3,000	—	3,000	—	—	3,000
	$383,674	$(93,901)	$289,773	$(6,833)	$—	$282,940

(25)                          As of June 30, 2016, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

Portfolio Company	Total private equity commitments	Less: funded private equity commitments	Total unfunded private equity commitments	Less: private equity commitments substantially at the discretion of the Company	Total net adjusted unfunded private equity commitments
Imperial Capital Private Opportunities, LP	$50,000	$(6,794)	$43,206	$(43,206)	$—
Partnership Capital Growth Investors III, L.P.	5,000	(4,066)	934	—	934
PCG - Ares Sidecar Investment, L.P. and PCG-Ares Sidecar Investment II, L.P.	50,000	(8,686)	41,314	(41,314)	—
Piper Jaffray Merchant Banking Fund I, L.P.	2,000	(1,637)	363	—	363
	$107,000	$(21,183)	$85,817	$(84,520)	$1,297

(26)                                As of June 30, 2016, the Company had commitments to co-invest in the SSLP for its portion of the SSLP’s commitment to fund delayed draw loans of up to $14.9 million. See Note 4 to the consolidated financial statements for more information on the SSLP.

(27)                                Loan, or a portion of the loan, is included as part of a forward sale agreement. See Note 6 to the consolidated financial statements for more information on the forward sale agreement.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2015

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Investment Funds and Vehicles
CIC Flex, LP (10)	Investment partnership	Limited partnership units (0.94 units)		9/7/2007	$—	$263	(2)
Covestia Capital Partners, LP (10)	Investment partnership	Limited partnership interest (47.00% interest)		6/17/2008	487	1,862	(2)
HCI Equity, LLC (8)(9)(10)	Investment company	Member interest (100.00% interest)		4/1/2010	—	127
Imperial Capital Private Opportunities, LP (10)(26)	Investment partnership	Limited partnership interest (80.00% interest)		5/10/2007	4,054	16,906	(2)
Partnership Capital Growth Fund I, L.P. (10)	Investment partnership	Limited partnership interest (25.00% interest)		6/16/2006	—	692	(2)
Partnership Capital Growth Investors III, L.P. (10)(26)	Investment partnership	Limited partnership interest (2.50% interest)		10/5/2011	2,714	3,510	(2)
PCG-Ares Sidecar Investment II, L.P. (10)(26)	Investment partnership	Limited partnership interest (100.00% interest)		10/31/2014	6,521	9,254	(2)
PCG-Ares Sidecar Investment, L.P. (10)(26)	Investment partnership	Limited partnership interest (100.00% interest)		5/22/2014	2,152	242	(2)
Piper Jaffray Merchant Banking Fund I, L.P. (10)(26)	Investment partnership	Limited partnership interest (2.00% interest)		8/16/2012	1,413	1,512
Senior Secured Loan Fund LLC (8)(11)(27)	Co-investment vehicle	Subordinated certificates ($2,000,914 par due 12/2024)	8.61% (Libor + 8.00%/M)(22)	10/30/2009	1,935,401	1,884,861
		Member interest (87.50% interest)		10/30/2009	—	—
					1,935,401	1,884,861
VSC Investors LLC (10)	Investment company	Membership interest (1.95% interest)		1/24/2008	299	1,158	(2)
					1,953,041	1,920,387		37.12%
Healthcare Services
Alegeus Technologies Holdings Corp.	Benefits administration and transaction processing provider	Preferred stock (2,997 shares)		12/13/2013	3,087	1,980
		Common stock (3 shares)		12/13/2013	3	—
					3,090	1,980
American Academy Holdings, LLC	Provider of education, training, certification, networking, and consulting services to medical coders and other healthcare professionals	First lien senior secured loan ($8,810 par due 6/2019)	7.00% (Libor + 6.00%/Q)	6/27/2014	8,810	8,810	(2)(16)(21)
		First lien senior secured loan ($52,039 par due 6/2019)	7.00% (Libor + 6.00%/Q)	6/27/2014	52,039	52,039	(3)(16)(21)
		First lien senior secured loan ($2,988 par due 6/2019)	4.00% (Libor + 3.00%/Q)	6/27/2014	2,988	2,988	(4)(21)
					63,837	63,837
Argon Medical Devices, Inc.	Manufacturer and marketer of single-use specialty medical devices	Second lien senior secured loan ($9,000 par due 6/2022)	10.50% (Libor + 9.50%/Q)	12/23/2015	8,730	9,000	(2)(21)
AwarePoint Corporation	Healthcare technology platform developer	First lien senior secured loan ($10,000 par due 6/2018)	9.50%	9/5/2014	9,934	10,000	(2)
		Warrant to purchase up to 3,213,367 shares of Series 1 preferred stock (expires 9/2024)		11/14/2014	—	609	(2)
					9,934	10,609
CCS Intermediate Holdings, LLC and CCS Group Holdings, LLC (25)	Correctional facility healthcare operator	First lien senior secured revolving loan ($5,250 par due 7/2019)	6.50% (Base Rate + 3.00%/Q)	7/23/2014	5,250	4,883	(2)(21)
		First lien senior secured loan ($6,651 par due 7/2021)	5.00% (Libor + 4.00%/Q)	7/23/2014	6,626	6,186	(2)(21)

As of December 31, 2015

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Second lien senior secured loan ($135,000 par due 7/2022)	9.38% (Libor + 8.38%/Q)	7/23/2014	133,890	121,500	(2)(21)
		Class A units (601,937 units)		8/19/2010	—	878	(2)
					145,766	133,447
Correctional Medical Group Companies, Inc. (25)	Correctional facility healthcare operator	First lien senior secured loan ($3,088 par due 9/2021)	9.60% (Libor + 8.60%/Q)	9/29/2015	3,088	3,088	(2)(21)
		First lien senior secured loan ($4,093 par due 9/2021)	9.60% (Libor + 8.60%/Q)	9/29/2015	4,093	4,093	(2)(21)
		First lien senior secured loan ($44,707 par due 9/2021)	9.60% (Libor + 8.60%/Q)	9/29/2015	44,707	44,707	(3)(21)
					51,888	51,888
DCA Investment Holding, LLC (25)	Multi-branded dental practice management	First lien senior secured revolving loan ($145 par due 7/2021)	7.75% (Base Rate + 4.25%/Q)	7/2/2015	145	142	(2)(21)
		First lien senior secured loan ($19,089 par due 7/2021)	6.25% (Libor + 5.25%/Q)	7/2/2015	18,918	18,707	(2)(21)
					19,063	18,849
DNAnexus, Inc.	Bioinformatics company	First lien senior secured loan ($10,500 par due 10/2018)	9.25% (Libor + 8.25%/M)	3/21/2014	10,205	10,500	(2)(21)
		Warrant to purchase up to 909,092 units of Series C preferred stock (expires 3/2024)		3/21/2014	—	240	(2)
					10,205	10,740
Global Healthcare Exchange, LLC and GHX Ultimate Parent Corp.	On-demand supply chain automation solutions provider	Class A common stock (2,991 shares)		3/11/2014	2,991	2,991	(2)
		Class B common stock (980 shares)		3/11/2014	30	3,788	(2)
					3,021	6,779
Greenphire, Inc. and RMCF III CIV XXIX, L.P (25)	Software provider for clinical trial management	First lien senior secured loan ($4,000 par due 12/2018)	9.00% (Libor + 8.00%/M)	12/19/2014	4,000	4,000	(2)(21)
		Limited partnership interest (99.90% interest)		12/19/2014	999	999	(2)
					4,999	4,999
INC Research Mezzanine Co-Invest, LLC	Pharmaceutical and biotechnology consulting services	Common units (1,410,000 units)		9/27/2010	—	3,352	(2)
Intermedix Corporation	Revenue cycle management provider to the emergency healthcare industry	Second lien senior secured loan ($112,000 par due 6/2020)	9.25% (Libor + 8.25%/Q)	12/27/2012	112,000	108,640	(2)(21)
LM Acquisition Holdings, LLC (9)	Developer and manufacturer of medical equipment	Class A units (426 units)		9/27/2013	660	1,732	(2)
MC Acquisition Holdings I, LLC	Healthcare professional provider	Class A units (1,338,314 shares)		1/17/2014	1,338	1,491	(2)
MW Dental Holding Corp. (25)	Dental services provider	First lien senior secured revolving loan ($3,500 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	3,500	3,500	(2)(21)
		First lien senior secured loan ($22,616 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	22,616	22,616	(2)(21)
		First lien senior secured loan ($24,233 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	24,233	24,233	(2)(21)
		First lien senior secured loan ($47,743 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	47,743	47,743	(3)(21)
		First lien senior secured loan ($19,744 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	19,744	19,744	(4)(21)
					117,836	117,836
My Health Direct, Inc. (25)	Healthcare scheduling exchange software solution provider	First lien senior secured loan ($2,500 par due 1/2018)	10.75%	9/18/2014	2,450	2,500	(2)
		Warrant to purchase up to 4,548 shares of Series D preferred stock (expires 9/2024)		9/18/2014	39	40	(2)
					2,489	2,540
Napa Management Services Corporation	Anesthesia management services provider	First lien senior secured loan ($16,000 par due 2/2019)	9.03% (Libor + 8.03%/Q)	4/15/2011	16,000	16,000	(2)(21)
		First lien senior secured loan ($54,000 par due 2/2019)	9.03% (Libor + 8.03%/Q)	4/15/2011	53,961	54,000	(3)(21)
		Common units (5,345 units)		4/15/2011	5,764	17,350	(2)
					75,725	87,350

As of December 31, 2015

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Netsmart Technologies, Inc. and NS Holdings, Inc.	Healthcare technology provider	Second lien senior secured loan ($90,000 par due 8/2019)	10.50% (Libor + 9.50%/Q)	2/27/2015	90,000	90,000	(2)(21)
		Common stock (2,500,000 shares)		6/21/2010	760	4,450	(2)
					90,760	94,450
New Trident Holdcorp, Inc.	Outsourced mobile diagnostic healthcare service provider	Second lien senior secured loan ($80,000 par due 7/2020)	10.25% (Libor + 9.00%/Q)	8/6/2013	78,906	76,000	(2)(21)
Nodality, Inc.	Biotechnology company	First lien senior secured loan ($700 par due 2/2018)		11/12/2015	700	636	(2)(20)
		First lien senior secured loan ($150 par due 2/2018)		11/12/2015	—	—	(2)(20)
		First lien senior secured loan ($7,019 par due 2/2018)		4/25/2014	6,860	1,053	(2)(20)
		First lien senior secured loan ($2,910 par due 8/2018)		4/25/2014	2,834	437	(2)(20)
		Warrant to purchase up to 225,746 shares of Series B preferred stock (expires 4/2024)		4/25/2014	—	—	(2)
					10,394	2,126
OmniSYS Acquisition Corporation, OmniSYS, LLC, and OSYS Holdings, LLC (25)	Provider of technology-enabled solutions to pharmacies	First lien senior secured loan ($12,288 par due 11/2018)	8.50% (Libor + 7.50%/Q)	11/21/2013	12,288	12,288	(3)(21)
		First lien senior secured loan ($6,906 par due 11/2018)	8.50% (Libor + 7.50%/Q)	11/21/2013	6,906	6,906	(4)(21)
		Limited liability company membership interest (1.57%)		11/21/2013	1,000	1,197	(2)
					20,194	20,391
Patterson Medical Supply, Inc.	Distributor of rehabilitation supplies and equipment	Second lien senior secured loan ($19,000 par due 8/2023)	8.75% (Libor + 7.75%/Q)	9/2/2015	18,816	18,430	(2)(21)
PerfectServe, Inc. (25)	Communications software platform provider for hospitals and physician practices	First lien senior secured loan ($9,000 par due 3/2020)	9.00% (Libor + 8.00%/M)	9/15/2015	8,661	9,000	(2)(21)
		First lien senior secured loan ($2,000 par due 7/2020)	9.00% (Libor + 8.00%/M)	9/15/2015	1,960	2,000	(2)(21)
		Warrant to purchase up to 28,428 units of Series C preferred stock (expires 9/2025)		9/15/2015	180	211	(2)
		Warrant to purchase up to 34,113 units of Series C preferred stock (expires 12/2023)		12/26/2013	—	253	(2)
					10,801	11,464
PhyMED Management LLC	Provider of anesthesia services	Second lien senior secured loan ($47,239 par due 5/2021)	9.75% (Libor + 8.75%/Q)	12/18/2015	46,516	46,294	(2)(21)
Physiotherapy Associates Holdings, Inc.	Physical therapy provider	Class A common stock (100,000 shares)		12/13/2013	3,090	8,900
POS I Corp. (fka Vantage Oncology, Inc.)	Radiation oncology care provider	Common stock (62,157 shares)		2/3/2011	4,670	935	(2)
Reed Group Holdings, LLC	Medical disability management services provider	Equity interests		4/1/2010	—	—	(2)
Respicardia, Inc.	Developer of implantable therapies to improve cardiovascular health	Warrant to purchase up to 99,094 shares of Series C preferred stock (expires 6/2022)		6/28/2012	38	28	(2)
Sage Products Holdings III, LLC	Patient infection control and preventive care solutions provider	Second lien senior secured loan ($108,679 par due 6/2020)	9.25% (Libor + 8.00%/Q)	12/13/2012	108,513	108,679	(2)(21)
Sarnova HC, LLC, Tri-Anim Health Services, Inc., and BEMS Holdings, LLC	Distributor of emergency medical service and respiratory products	Second lien senior secured loan ($60,000 par due 9/2018)	8.75% (Libor + 8.00%/M)	6/30/2014	60,000	60,000	(2)(21)
SurgiQuest, Inc.	Medical device provider	Warrant to purchase up to 54,672 shares of Series D-4 convertible preferred stock (expires 4/2024)		9/28/2012	—	331	(2)
Transaction Data Systems, Inc.	Pharmacy management software provider	Second lien senior secured loan ($27,500 par due 6/2022)	9.25% (Libor + 8.25%/Q)	6/15/2015	27,500	26,950	(2)(21)
U.S. Anesthesia Partners, Inc.	Anesthesiology service provider	Second lien senior secured loan ($23,500 par due 9/2020)	10.25% (Libor + 9.25%/Q)	12/14/2015	23,500	23,500	(2)(21)
		Second lien senior secured loan ($50,000 par due 9/2020)	10.25% (Libor + 9.25%/Q)	9/24/2014	50,000	50,000	(2)(21)
					73,500	73,500

As of December 31, 2015

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Urgent Cares of America Holdings I, LLC and FastMed Holdings I, LLC (25)	Operator of urgent care clinics	First lien senior secured loan ($14,000 par due 12/2022)	7.00% (Libor + 6.00%/M)	12/1/2015	14,000	13,860	(2)(21)(28)
		First lien senior secured loan ($54,725 par due 12/2022)	7.00% (Libor + 6.00%/M)	12/1/2015	54,725	54,178	(2)(21)(28)
		Preferred units (6,000,000 units)		6/11/2015	6,000	6,412
		Series A common units (2,000,000 units)		6/11/2015	2,000	1,828
		Series C common units (800,507 units)		6/11/2015	—	589
					76,725	76,867
VistaPharm, Inc. and Vertice Pharma UK Parent Limited	Manufacturer and distributor of generic pharmaceutical products	First lien senior secured loan ($20,000 par due 12/2021)	8.00% (Base Rate + 4.50%/Q)	12/21/2015	20,000	20,000	(21)
		Preferred shares (40,662 shares)		12/21/2015	407	407	(9)
					20,407	20,407
Young Innovations, Inc.	Dental supplies and equipment manufacturer	Second lien senior secured loan ($45,000 par due 7/2019)	9.00% (Libor + 8.00%/Q)	5/30/2014	45,000	45,000	(2)(21)
					1,326,411	1,325,821		25.63%
Other Services
American Residential Services L.L.C.	Heating, ventilation and air conditioning services provider	Second lien senior secured loan ($50,000 par due 12/2021)	9.00% (Libor + 8.00%/Q)	6/30/2014	49,600	50,000	(2)(21)
Community Education Centers, Inc. and CEC Parent Holdings LLC (8)	Offender re-entry and in-prison treatment services provider	First lien senior secured loan ($13,949 par due 12/2017)	6.25% (Libor + 5.25%/Q)	12/10/2010	13,949	13,949	(2)(13)(21)
		First lien senior secured loan ($337 par due 12/2017)	7.75% (Base Rate + 4.25%/Q)	12/10/2010	337	337	(2)(13)(21)
		Second lien senior secured loan ($21,895 par due 6/2018)	15.42% (Libor + 15.00%/Q)	12/10/2010	21,895	21,895	(2)
		Class A senior preferred units (7,846 units)		3/27/2015	9,384	9,467	(2)
		Class A junior preferred units (26,154 units)		3/27/2015	20,168	12,080	(2)
		Class A common units (134 units)		3/27/2015	—	—	(2)
					65,733	57,728
Competitor Group, Inc. and Calera XVI, LLC (25)	Endurance sports media and event operator	First lien senior secured revolving loan ($4,950 par due 11/2018)		11/30/2012	4,950	3,713	(2)(20)
		First lien senior secured loan ($52,349 par due 11/2018)		11/30/2012	52,216	39,262	(2)(20)
		Membership units (2,522,512 units)		11/30/2012	2,523	—	(2)
					59,689	42,975
Crown Health Care Laundry Services, Inc. and Crown Laundry Holdings, LLC (7)(25)	Provider of outsourced healthcare linen management solutions	First lien senior secured revolving loan ($500 par due 3/2019)	7.25% (Libor + 6.00%/Q)	3/13/2014	500	500	(2)(21)(24)
		First lien senior secured loan ($23,371 par due 3/2019)	7.25% (Libor + 6.00%/Q)	3/13/2014	23,371	23,371	(3)(21)
		Class A preferred units (2,475,000 units)		3/13/2014	2,475	3,522	(2)
		Class B common units (275,000 units)		3/13/2014	275	391	(2)
					26,621	27,784
Dwyer Acquisition Parent, Inc. and TDG Group Holding Company	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan ($31,500 par due 2/2020)	11.00%	6/12/2015	31,500	31,500	(2)
		Senior subordinated loan ($52,670 par due 2/2020)	11.00%	8/15/2014	52,670	52,670	(2)
		Common stock (32,843 shares)		8/15/2014	3,378	4,113	(2)
					87,548	88,283
Massage Envy, LLC (25)	Franchisor in the massage industry	First lien senior secured loan ($8,017 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	8,017	8,017	(2)(21)
		First lien senior secured loan ($46,434 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	46,434	46,434	(3)(21)

As of December 31, 2015

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($19,469 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	19,469	19,469	(4)(21)
		Common stock (3,000,000 shares)		9/27/2012	3,000	5,077	(2)
					76,920	78,997
McKenzie Sports Products, LLC (25)	Designer, manufacturer and distributor of hunting-related supplies	First lien senior secured loan ($39,500 par due 9/2020)	6.75% (Libor + 5.75%/M)	9/18/2014	39,500	37,920	(2)(14)(21)
		First lien senior secured loan ($45,000 par due 9/2020)	6.75% (Libor + 5.75%/M)	9/18/2014	45,000	43,200	(3)(14)(21)
					84,500	81,120
OpenSky Project, Inc. and OSP Holdings, Inc.	Social commerce platform operator	First lien senior secured loan ($2,100 par due 9/2017)	10.00%	6/4/2014	2,083	2,100	(2)
		Warrant to purchase up to 159,496 shares of Series D preferred stock (expires 4/2025)		6/29/2015	48	—	(2)
					2,131	2,100
Osmose Holdings, Inc.	Provider of structural integrity management services to transmission and distribution infrastructure	Second lien senior secured loan ($25,000 par due 8/2023)	8.75% (Libor + 7.75%/Q)	9/3/2015	24,521	24,250	(2)(21)
PODS, LLC	Storage and warehousing	Second lien senior secured loan ($17,500 par due 2/2023)	9.25% (Libor + 8.25%/Q)	2/2/2015	17,343	17,500	(2)(21)
Spin HoldCo Inc.	Laundry service and equipment provider	Second lien senior secured loan ($140,000 par due 5/2020)	8.00% (Libor + 7.00%/Q)	5/14/2013	140,000	131,600	(2)(21)
Surface Dive, Inc.	SCUBA diver training and certification provider	Second lien senior secured loan ($53,686 par due 1/2022)	9.00% (Libor + 8.00%/Q)	7/28/2015	53,686	53,686	(2)(21)
		Second lien senior secured loan ($72,000 par due 1/2022)	10.25% (Libor + 9.25%/Q)	1/29/2015	71,612	72,000	(2)(21)
					125,298	125,686
TWH Water Treatment Industries, Inc., TWH Filtration Industries, Inc. and TWH Infrastructure Industries, Inc. (25)	Wastewater infrastructure repair, treatment and filtration holding company	First lien senior secured loan ($2,240 par due 10/2019)	10.25% (Libor + 9.25%/Q)	10/10/2014	2,240	2,218	(2)(21)
		First lien senior secured loan ($36,400 par due 10/2019)	10.25% (Libor + 9.25%/Q)	10/10/2014	36,400	36,036	(3)(21)
					38,640	38,254
U.S. Security Associates Holdings, Inc	Security guard service provider	Senior subordinated loan ($25,000 par due 7/2018)	11.00%	11/24/2015	25,000	25,000	(2)
WASH Multifamily Acquisition Inc. and Coinamatic Canada Inc.	Laundry service and equipment provider	Second lien senior secured loan ($3,726 par due 5/2023)	8.00% (Libor + 7.00%/Q)	5/14/2015	3,657	3,540	(2)(21)
		Second lien senior secured loan ($21,274 par due 5/2023)	8.00% (Libor + 7.00%/Q)	5/14/2015	20,880	20,210	(2)(21)
					24,537	23,750
					848,081	815,027		15.75%
Consumer Products
Feradyne Outdoors, LLC and Bowhunter Holdings, LLC	Provider of branded archery and bowhunting accessories	First lien senior secured loan ($4,500 par due 3/2019)	4.00% (Libor + 3.00%/Q)	4/24/2014	4,500	4,365	(2)(21)
		First lien senior secured loan ($9,500 par due 3/2019)	6.55% (Libor + 5.55%/Q)	4/24/2014	9,500	9,120	(2)(18)(21)
		First lien senior secured loan ($6,742 par due 3/2019)	4.00% (Libor + 3.00%/Q)	4/24/2014	6,742	6,540	(2)(21)
		First lien senior secured loan ($50,100 par due 3/2019)	6.55% (Libor + 5.55%/Q)	4/24/2014	50,100	48,096	(3)(18)(21)
		Common units (373 units)		4/24/2014	3,733	3,390	(2)
					74,575	71,511
Indra Holdings Corp.	Designer, marketer, and distributor of rain and cold weather products	Second lien senior secured loan ($80,000 par due 11/2021)	8.50% (Libor + 7.50%/Q)	5/1/2014	78,987	72,000	(2)(21)
Matrixx Initiatives, Inc. and Wonder Holdings Acquisition Corp.	Developer and marketer of OTC healthcare products	Warrant to purchase up to 1,654,678 shares of common stock (expires 6/2021)		7/27/2011	—	505	(2)
		Warrant to purchase up to 1,120 shares of preferred stock (expires 6/2021)		7/27/2011	—	1,342	(2)
					—	1,847

As of December 31, 2015

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Oak Parent, Inc.	Manufacturer of athletic apparel	First lien senior secured loan ($2,586 par due 4/2018)	7.61% (Libor + 7.00%/Q)	4/2/2012	2,582	2,586	(3)(21)
		First lien senior secured loan ($8,232 par due 4/2018)	7.61% (Libor + 7.00%/Q)	4/2/2012	8,216	8,232	(4)(21)
					10,798	10,818
PG-ACP Co-Invest, LLC	Supplier of medical uniforms, specialized medical footwear and accessories	Class A membership units (1,000,0000 units)		8/29/2012	1,000	1,937	(2)
Plantation Products, LLC, Seed Holdings, Inc. and Flora Parent, Inc.	Provider of branded lawn and garden products	Second lien senior secured loan ($66,000 par due 6/2021)	9.54% (Libor + 8.54%/Q)	12/23/2014	65,683	66,000	(2)(21)
		Common stock (30,000 shares)		12/23/2014	3,000	4,138	(2)
					68,683	70,138
SHO Holding I Corporation	Manufacturer and distributor of slip resistant footwear	Second lien senior secured loan ($100,000 par due 4/2023)	9.50% (Libor + 8.50%/Q)	10/27/2015	97,497	98,000	(2)(21)
Shock Doctor, Inc. and Shock Doctor Holdings, LLC (7)	Developer, marketer and distributor of sports protection equipment and accessories	Second lien senior secured loan ($89,425 par due 10/2021)	11.50% (Libor + 10.50%/Q)	4/22/2015	89,425	89,425	(2)(21)
		Class A preferred units (50,000 units)		3/14/2014	5,000	5,299	(2)
		Class C preferred units (50,000 units)		4/22/2015	5,000	5,299	(2)
					99,425	100,023
The Hygenic Corporation	Designer, manufacturer and marketer of branded wellness products	Second lien senior secured loan ($70,000 par due 4/2021)	9.75% (Libor + 8.75%/Q)	2/27/2015	70,000	68,600	(2)(21)
The Step2 Company, LLC (8)	Toy manufacturer	Second lien senior secured loan ($27,583 par due 9/2019)	10.00%	4/1/2010	27,484	27,583	(2)
		Second lien senior secured loan ($4,500 par due 9/2019)	10.00%	3/13/2014	4,500	4,500	(2)
		Second lien senior secured loan ($43,196 par due 9/2019)		4/1/2010	30,802	12,527	(2)(20)
		Common units (1,116,879 units)		4/1/2011	24	—
		Class B common units (126,278,000 units)		10/30/2014	—	—	(2)
		Warrant to purchase up to 3,157,895 units		4/1/2010	—	—
					62,810	44,610
Varsity Brands Holding Co., Inc., Hercules Achievement, Inc., Hercules Achievement Holdings, Inc. and Hercules VB Holdings, Inc.	Leading manufacturer and distributor of textiles, apparel & luxury goods	Second lien senior secured loan ($55,576 par due 12/2022)	9.75% (Libor + 8.75%/Q)	12/11/2014	55,090	55,576	(2)(21)
		Second lien senior secured loan ($91,697 par due 12/2022)	9.75% (Libor + 8.75%/Q)	12/11/2014	90,901	91,697	(2)(21)
		Common stock (3,353,370 shares)		12/11/2014	3,353	4,372	(2)
		Common stock (3,353,371 shares)		12/11/2014	4,147	5,406	(2)
					153,491	157,051
					717,266	696,535		13.46%
Power Generation
Alphabet Energy, Inc.	Technology developer to convert waste-heat into electricity	First lien senior secured loan ($3,900 par due 7/2017)	9.62%	12/16/2013	3,773	3,900	(2)
		Series B preferred stock (74,449 shares)		2/26/2014	250	400	(2)
		Warrant to purchase up to 59,524 units of Series B preferred stock (expires 12/2023)		12/16/2013	146	120	(2)
					4,169	4,420
Bicent (California) Holdings LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($49,507 par due 2/2021)	8.25% (Libor + 7.25%/Q)	2/6/2014	49,507	49,507	(2)(21)
Brush Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($44,863 par due 8/2020)	6.25% (Libor + 5.25%/Q)	8/1/2013	44,863	44,863	(2)(21)

As of December 31, 2015

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($500 par due 8/2020)	7.75% (Base Rate + 4.25%/Q)	8/1/2013	500	500	(2)(21)
		First lien senior secured loan ($2,271 par due 8/2020)	6.25% (Libor + 5.25%/Q)	8/1/2013	2,271	2,271	(2)(21)
		First lien senior secured loan ($6 par due 8/2020)	7.75% (Base Rate + 4.25%/Q)	8/1/2013	6	6	(2)(21)
		First lien senior secured loan ($9,720 par due 8/2020)	6.25% (Libor + 5.25%/Q)	8/1/2013	9,720	9,720	(4)(21)
		First lien senior secured loan ($108 par due 8/2020)	7.75% (Base Rate + 4.25%/Q)	8/1/2013	108	108	(4)(21)
					57,468	57,468
CPV Maryland Holding Company II, LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($44,460 par due 12/2020)	5.00% Cash, 5.00% PIK	8/8/2014	44,460	41,348	(2)
		Warrant to purchase up to 4 units of common stock (expires 8/2018)		8/8/2014	—	200	(2)
					44,460	41,548
DESRI VI Management Holdings, LLC	Wind power generation facility operator	Senior subordinated loan ($25,000 par due 12/2021)	9.75%	12/24/2014	25,000	25,000	(2)
		Non-Controlling units (10.0 units)		12/24/2014	1,483	1,378	(2)
					26,483	26,378
Grant Wind Holdings II, LLC	Wind power generation facility	Senior subordinated loan ($23,400 par due 7/2016)	10.00%	9/8/2015	23,400	23,400	(2)
Green Energy Partners, Stonewall LLC and Panda Stonewall Intermediate Holdings II LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($25,000 par due 11/2021)	6.50% (Libor + 5.50%/Q)	11/13/2014	24,753	23,000	(2)(21)
		Senior subordinated loan ($18,508 par due 12/2021)	8.00% Cash, 5.25% PIK	11/13/2014	18,508	17,398	(2)
		Senior subordinated loan ($86,519 par due 12/2021)	8.00% Cash, 5.25% PIK	11/13/2014	86,519	81,328	(2)
					129,780	121,726
Joule Unlimited Technologies, Inc. and Stichting Joule Global Foundation (25)	Renewable fuel and chemical production developer	First lien senior secured loan ($10,000 par due 10/2018)	10.00% (Libor + 9.00%/M)	3/31/2015	9,881	10,000	(2)(21)
		Warrant to purchase up to 32,051 shares of Series C-2 preferred stock (expires 7/2023)		7/25/2013	—	13	(2)(9)
					9,881	10,013
La Paloma Generating Company, LLC	Natural gas fired, combined cycle plant operator	Second lien senior secured loan ($10,000 par due 2/2020)		2/20/2014	9,469	3,000	(2)(20)
Moxie Liberty LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($35,000 par due 8/2020)	7.50% (Libor + 6.50%/Q)	8/21/2013	34,714	33,250	(2)(21)
Moxie Patriot LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($35,000 par due 12/2020)	6.75% (Libor + 5.75%/Q)	12/19/2013	34,720	32,550	(2)(21)
Panda Power Annex Fund Hummel Holdings II LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($73,566 par due 10/2016)	12.00% PIK	10/27/2015	73,068	73,566	(2)
Panda Sherman Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($32,104 par due 9/2018)	9.00% (Libor + 7.50%/Q)	9/14/2012	32,104	28,893	(2)(21)
Panda Temple Power II, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($20,000 par due 4/2019)	7.25% (Libor + 6.00%/Q)	4/3/2013	19,887	17,800	(2)(21)
Panda Temple Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($24,813 par due 3/2022)	7.25% (Libor + 6.25%/Q)	3/6/2015	23,654	22,083	(2)(21)
PERC Holdings 1 LLC	Operator of recycled energy, combined heat and power, and energy efficiency facilities	Class B common units (21,653,543 units)		10/20/2014	21,654	23,299	(2)
					594,418	568,901		11.00%
Manufacturing
Cambrios Technologies Corporation	Nanotechnology-based solutions for electronic devices and computers	Warrant to purchase up to 400,000 shares of Series D-4 convertible preferred stock (expires 8/2022)		8/7/2012	—	13	(2)

As of December 31, 2015

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Chariot Acquisition, LLC (25)	Distributor and designer of aftermarket golf cart parts and accessories	First lien senior secured loan ($59,318 par due 9/2021)	7.25% (Libor + 6.25%/Q)	9/30/2015	59,318	59,318	(2)(21)(28)
Component Hardware Group, Inc. (25)	Commercial equipment	First lien senior secured revolving loan ($2,241 par due 7/2019)	5.50% (Libor + 4.50%/Q)	7/1/2013	2,241	2,218	(2)(21)
		First lien senior secured loan ($8,062 par due 7/2019)	5.50% (Libor + 4.50%/Q)	7/1/2013	8,062	7,982	(4)(21)
					10,303	10,200
Harvey Tool Company, LLC and Harvey Tool Holding, LLC (25)	Cutting tool provider to the metalworking industry	Senior subordinated loan ($27,925 par due 9/2020)	11.00%	8/13/2015	27,925	27,925	(2)
		Class A membership units (750 units)		3/28/2014	896	1,444	(2)
					28,821	29,369
Ioxus, Inc.	Energy storage devices	First lien senior secured loan ($10,168 par due 11/2017)	10.00% Cash, 2.00% PIK	4/29/2014	9,957	8,643	(2)
		Warrant to purchase up to 717,751 shares of Series AA preferred stock (expires 4/2024)		4/29/2014	—	—	(2)
					9,957	8,643
KPS Global LLC	Walk-in cooler and freezer systems	First lien senior secured loan ($50,000 par due 12/2020)	9.63% (Libor + 8.63%/Q)	12/4/2015	50,000	50,000	(2)(21)
MacLean-Fogg Company and MacLean-Fogg Holdings, L.L.C.	Manufacturer and supplier for the power utility and automotive markets worldwide	Senior subordinated loan ($96,992 par due 10/2025)	10.50% Cash, 3.00% PIK	10/31/2013	96,992	96,992	(2)
		Preferred units (70,183 units)	4.50% Cash, 9.25% PIK	10/9/2015	70,782	70,782
					167,774	167,774
MWI Holdings, Inc.	Engineered springs, fasteners, and other precision components	First lien senior secured loan ($14,164 par due 3/2019)	7.375% (Libor + 6.125%/Q)	10/30/2015	14,164	14,164	(2)(21)
		First lien senior secured loan ($28,102 par due 3/2019)	9.375% (Libor + 8.125%/Q)	6/15/2011	28,102	28,102	(3)(21)
		First lien senior secured loan ($19,879 par due 3/2019)	9.375% (Libor + 8.125%/Q)	6/15/2011	19,879	19,879	(4)(21)
					62,145	62,145
Niagara Fiber Intermediate Corp. (25)	Insoluble fiber filler products	First lien senior secured revolving loan ($1,881 par due 5/2018)	6.75% (Libor + 5.50%/Q)	5/8/2014	1,870	1,505	(2)(21)
		First lien senior secured loan ($1,430 par due 5/2018)	6.75% (Libor + 5.50%/Q)	5/8/2014	1,421	1,144	(2)(21)
		First lien senior secured loan ($13,649 par due 5/2018)	6.75% (Libor + 5.50%/Q)	5/8/2014	13,567	10,919	(2)(21)
					16,858	13,568
Nordco Inc. (25)	Railroad maintenance-of-way machinery	First lien senior secured revolving loan ($3,750 par due 8/2020)	8.75% (Base Rate + 5.25%/Q)	8/26/2015	3,750	3,713	(2)(21)
		First lien senior secured loan ($70,250 par due 8/2020)	7.25% (Libor + 6.25%/Q)	8/26/2015	70,250	69,548	(2)(21)(28)
		First lien senior secured loan ($188 par due 8/2020)	8.75% (Base Rate + 5.25%/Q)	8/26/2015	188	186	(2)(21)(28)
					74,188	73,447
Pelican Products, Inc.	Flashlights	Second lien senior secured loan ($40,000 par due 4/2021)	9.25% (Libor + 8.25%/Q)	4/11/2014	39,955	38,400	(2)(21)
Saw Mill PCG Partners LLC	Metal precision engineered components	Common units (1,000 units)		1/30/2007	1,000	—	(2)
SI Holdings, Inc.	Elastomeric parts, mid-sized composite structures, and composite tooling	Common stock (1,500 shares)		5/30/2014	1,500	1,483	(2)
TPTM Merger Corp. (25)	Time temperature indicator products	First lien senior secured revolving loan ($750 par due 9/2018)	7.25% (Libor + 6.25%/Q)	9/12/2013	750	743	(2)(21)
		First lien senior secured loan ($22,000 par due 9/2018)	9.42% (Libor + 8.42%/Q)	9/12/2013	22,000	21,780	(3)(21)
		First lien senior secured loan ($10,000 par due 9/2018)	9.42% (Libor + 8.42%/Q)	9/12/2013	10,000	9,900	(4)(21)
					32,750	32,423
					554,569	546,783		10.57%

As of December 31, 2015

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Business Services
2329497 Ontario Inc. (9)	Outsourced data center infrastructure and related services provider	Second lien senior secured loan ($42,480 par due 6/2019)	10.50% (Libor + 9.25%/M)	12/13/2013	43,096	26,023	(2)(21)
Brandtone Holdings Limited (9)(25)	Mobile communications and marketing services provider	First lien senior secured loan ($5,674 par due 11/2018)	9.50% (Libor + 8.50%/M)	5/11/2015	5,532	5,674	(2)(21)
		First lien senior secured loan ($3,296 par due 1/2019)	9.50% (Libor + 8.50%/M)	5/11/2015	3,209	3,296	(2)(21)
		Warrant to purchase up to 115,002 units of Series Three participating convertible preferred ordinary shares (expires 5/2025)		5/11/2015	—	1	(2)
					8,741	8,971
CallMiner, Inc.	Provider of cloud-based conversational analytics solutions	First lien senior secured loan ($3,515 par due 5/2018)	10.00%	7/23/2014	3,499	3,515	(2)
		First lien senior secured loan ($1,939 par due 9/2018)	10.00%	7/23/2014	1,929	1,939	(2)
		Warrant to purchase up to 2,350,636 shares of Series 1 preferred stock (expires 7/2024)		7/23/2014	—	—	(2)
					5,428	5,454
CIBT Holdings, Inc. and CIBT Investment Holdings, LLC (25)	Expedited travel document processing services	Class A shares (2,500 shares)		12/15/2011	2,500	4,563	(2)
CMW Parent LLC (fka Black Arrow, Inc.)	Multiplatform media firm	Series A units (32 units)		9/11/2015	—	—	(2)
Command Alkon, Incorporated and CA Note Issuer, LLC	Software solutions provider to the ready-mix concrete industry	Second lien senior secured loan ($10,000 par due 8/2020)	9.25% (Libor + 8.25%/Q)	9/28/2012	10,000	10,000	(2)(21)
		Second lien senior secured loan ($11,500 par due 8/2020)	9.25% (Libor + 8.25%/Q)	9/28/2012	11,500	11,500	(2)(21)
		Second lien senior secured loan ($26,500 par due 8/2020)	9.25% (Libor + 8.25%/Q)	9/28/2012	26,500	26,500	(2)(21)
		Senior subordinated loan ($20,301 par due 8/2021)	14.00% PIK	8/8/2014	20,301	20,301	(2)
					68,301	68,301
Compuware Parent, LLC	Web and mobile cloud performance testing and monitoring services provider	Class A-1 common stock (4,132 units)		12/15/2014	2,250	2,038	(2)
		Class B-1 common stock (4,132 units)		12/15/2014	450	408	(2)
		Class C-1 common stock (4,132 units)		12/15/2014	300	272	(2)
		Class A-2 common stock (4,132 units)		12/15/2014	—	—	(2)
		Class B-2 common stock (4,132 units)		12/15/2014	—	—	(2)
		Class C-2 common stock (4,132 units)		12/15/2014	—	—	(2)
					3,000	2,718
Directworks, Inc. and Co-Exprise Holdings, Inc. (25)	Provider of cloud-based software solutions for direct materials sourcing and supplier management for manufacturers	First lien senior secured loan ($2,333 par due 4/2018)	10.25% (Libor + 9.25%/M)	12/19/2014	2,333	2,287	(2)(21)
		Warrant to purchase up to 1,875,000 shares of Series 1 preferred stock (expires 12/2024)		12/19/2014	—	—	(2)
					2,333	2,287
DTI Holdco, Inc. and OPE DTI Holdings, Inc.	Provider of legal process outsourcing and managed services	First lien senior secured loan ($990 par due 8/2020)	5.75% (Libor + 4.75%/Q)	8/19/2014	990	950	(2)(21)
		Class A common stock (7,500 shares)		8/19/2014	7,500	6,361	(2)
		Class B common stock (7,500 shares)		8/19/2014	—	—	(2)
					8,490	7,311

As of December 31, 2015

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
EN Engineering, L.L.C. (25)	Engineering and consulting services to natural gas, electric power and other energy & industrial end markets	First lien senior secured loan ($2,568 par due 6/2021)	8.50% (Base Rate + 5.00%/Q)	6/30/2015	2,568	2,568	(2)(21)(28)
		First lien senior secured loan ($22,368 par due 6/2021)	7.00% (Libor + 6.00%/Q)	6/30/2015	22,229	22,368	(2)(21)(28)
					24,797	24,936
Faction Holdings, Inc. and The Faction Group LLC (fka PeakColo Holdings, Inc.) (25)	Wholesaler of cloud-based software applications and services	First lien senior secured revolving loan ($2,000 par due 11/2017)	7.75% (Base Rate + 4.25%/Q)	11/3/2014	2,000	2,000	(2)(21)
		First lien senior secured loan ($4,000 par due 5/2019)	9.75% (Libor + 8.75%/Q)	11/3/2014	3,932	4,000	(2)(21)
		First lien senior secured loan ($3,000 par due 12/2019)	9.75% (Libor + 8.75%/Q)	12/3/2015	3,000	3,000	(2)(21)
		Warrant to purchase up to 1,481 shares of Series A preferred stock (expires 12/2025)		12/3/2015	—	—	(2)
		Warrant to purchase up to 2,037 shares of Series A preferred stock (expires 11/2024)		11/3/2014	93	147	(2)
					9,025	9,147
First Insight, Inc.	Software company providing merchandising and pricing solutions to companies worldwide	Warrant to purchase up to 122,827 units of Series C preferred stock (expires 3/2024)		3/20/2014	—	13	(2)
HCPro, Inc. and HCP Acquisition Holdings, LLC (8)	Healthcare compliance advisory services	Senior subordinated loan ($9,810 par due 5/2015)		3/5/2013	2,691	—	(2)(20)
		Class A units (14,293,110 units)		6/26/2008	12,793	—	(2)
					15,484	—
iControl Networks, Inc. and uControl Acquisition, LLC	Software and services company for the connected home market	Second lien senior secured loan ($20,000 par due 3/2019)	9.50% (Libor + 8.50%/Q)	2/19/2015	19,684	20,075	(2)(19)(21)
		Warrant to purchase up to 385,616 shares of Series D preferred stock (expires 2/2022)		2/19/2015	—	173	(2)
					19,684	20,248
IfByPhone Inc.	Voice-based marketing automation software provider	Warrant to purchase up to 124,300 shares of Series C preferred stock (expires 10/2022)		10/15/2012	88	71	(2)
Interactions Corporation	Developer of a speech recognition software based customer interaction system	Second lien senior secured loan ($2,500 par due 7/2019)	9.85% (Libor + 8.85%/Q)	6/16/2015	2,196	2,500	(2)(21)
		Second lien senior secured loan ($22,500 par due 7/2019)	9.85% (Libor + 8.85%/Q)	6/16/2015	22,155	22,500	(5)(21)
		Warrant to purchase up to 68,187 shares of Series G-3 convertible preferred stock (expires 6/2022)		6/16/2015	303	303	(2)
					24,654	25,303
Investor Group Services, LLC (7)	Business consulting for private equity and corporate clients	Limited liability company membership interest (5.17% interest)		6/22/2006	—	360
iPipeline, Inc., Internet Pipeline, Inc. and iPipeline Holdings, Inc. (25)	Provider of software solutions to the insurance and financial services industry	First lien senior secured loan ($11,970 par due 8/2022)	8.25% (Libor + 7.25%/Q)	8/4/2015	11,970	11,970	(2)(21)
		First lien senior secured loan ($44,888 par due 8/2022)	8.25% (Libor + 7.25%/Q)	8/4/2015	44,888	44,888	(3)(21)
		First lien senior secured loan ($14,963 par due 8/2022)	8.25% (Libor + 7.25%/Q)	8/4/2015	14,963	14,963	(4)(21)
		Preferred stock (1,485 shares)		8/4/2015	1,485	1,912	(2)
		Common stock (647,542 shares)		8/4/2015	15	—	(2)
					73,321	73,733
IronPlanet, Inc.	Online auction platform provider for used heavy equipment	Warrant to purchase to up to 133,333 shares of Series C preferred stock (expires 9/2023)		9/24/2013	214	214	(2)
Itel Laboratories, Inc. (25)	Data services provider for building materials to property insurance industry	Preferred units (1,798,391 units)		6/29/2012	1,000	1,183	(2)

As of December 31, 2015

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Market Track Holdings, LLC	Business media consulting services company	Preferred stock (1,685 shares)		12/13/2013	2,221	2,362
		Common stock (16,251 shares)		12/13/2013	2,221	2,304
					4,442	4,666
Maximus Holdings, LLC	Provider of software simulation tools and related services	Warrant to purchase up to 1,050,013 shares of common stock (expires 10/2019)		12/13/2013	—	—
Ministry Brands, LLC and MB Parent Holdings, LLC (25)	Software and payment services provider to faith-based institutions	First lien senior secured loan ($1,571 par due 11/2021)	5.25% (Libor + 4.25%/Q)	11/20/2015	1,571	1,571	(2)(21)
		First lien senior secured loan ($16,688 par due 11/2021)	10.75% (Libor + 9.75%/Q)	11/20/2015	16,688	16,688	(2)(21)
		First lien senior secured loan ($34,250 par due 11/2021)	10.75% (Libor + 9.75%/Q)	11/20/2015	33,912	34,250	(2)(21)
		Class A common units (2,000,000 units)		11/20/2015	2,000	2,000
					54,171	54,509
Multi-Ad Services, Inc. (7)	Marketing services and software provider	Preferred units (1,725,280 units)		4/1/2010	—	404
		Common units (1,725,280 units)		4/1/2010	—	—
					—	404
MVL Group, Inc. (8)	Marketing research provider	Senior subordinated loan ($441 par due 7/2012)		4/1/2010	226	226	(2)(20)
		Common stock (560,716 shares)		4/1/2010	—	—	(2)
					226	226
NAS, LLC, Nationwide Marketing Group, LLC and Nationwide Administrative Services, Inc.	Buying and marketing services organization for appliance, furniture and consumer electronics dealers	Second lien senior secured loan ($24,100 par due 12/2021)	9.75% (Libor + 8.75%/Q)	6/1/2015	24,100	23,136	(2)(21)
PHL Investors, Inc., and PHL Holding Co. (8)	Mortgage services	Class A common stock (576 shares)		7/31/2012	3,768	—	(2)
Poplicus Incorporated	Business intelligence and market analytics platform provider	First lien senior secured loan ($5,000 par due 7/2019)	8.50% (Libor + 7.50%/M)	6/25/2015	4,759	4,900	(5)(21)
		Warrant to purchase up to 2,402,991 shares of Series C preferred stock (expires 6/2025)		6/25/2015	125	125	(5)
					4,884	5,025
PowerPlan, Inc. and Project Torque Ultimate Parent Corporation	Fixed asset financial management software provider	Second lien senior secured loan ($30,000 par due 2/2023)	10.75% (Libor + 9.75%/Q)	2/23/2015	29,742	30,000	(2)(21)
		Second lien senior secured loan ($50,000 par due 2/2023)	10.75% (Libor + 9.75%/Q)	2/23/2015	49,557	50,000	(3)(21)
		Class A common stock (1,980 shares)		2/23/2015	1,980	2,592	(2)
		Class B common stock (989,011 shares)		2/23/2015	20	26	(2)
					81,299	82,618
Powersport Auctioneer Holdings, LLC	Powersport vehicle auction operator	Common units (1,972 units)		3/2/2012	1,000	1,130	(2)
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	235	(2)
Rocket Fuel Inc.	Provider of open and integrated software for digital marketing optimization	Common stock (11,405 units)		9/9/2014	40	20	(2)
Sonian Inc.	Cloud-based email archiving platform	First lien senior secured loan ($7,500 par due 9/2019)	9.00% (Libor + 8.00%/M)	9/9/2015	7,308	7,350	(5)(21)
		Warrant to purchase up to 169,045 shares of Series C preferred stock (expires 9/2022)		9/9/2015	93	93	(5)
					7,401	7,443
Talari Networks, Inc.	Networking equipment provider	First lien senior secured loan ($6,000 par due 12/2018)	9.75% (Libor + 8.75%/M)	8/3/2015	5,901	6,000	(5)(21)
		Warrant to purchase up to 421,052 shares of Series D-1 preferred stock (expires 8/2022)		8/3/2015	50	50	(5)
					5,951	6,050
TraceLink, Inc. (25)	Supply chain management software provider for the pharmaceutical industry	First lien senior secured loan ($4,500 par due 1/2019)	8.50% (Libor + 7.00%/M)	1/2/2015	4,413	4,500	(2)(21)

As of December 31, 2015

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Warrant to purchase up to 283,353 shares of Series A-2 preferred stock (expires 1/2025)		1/2/2015	146	1,041	(2)
					4,559	5,541
Velocity Holdings Corp.	Hosted enterprise resource planning application management services provider	Common units (1,713,546 units)		12/13/2013	4,503	2,966
WorldPay Group PLC (9)	Payment processing provider	C2 shares (73,974 shares)		10/21/2015	11	44
		Ordinary shares (1,310,386 shares)		10/21/2015	1,128	5,931
					1,139	5,975
					507,889	480,780		9.29%
Financial Services
AllBridge Financial, LLC (8)	Asset management services	Equity interests		4/1/2010	1,140	8,037
Callidus Capital Corporation (8)	Asset management services	Common stock (100 shares)		4/1/2010	3,000	1,670
Ciena Capital LLC (8)(25)	Real estate and small business loan servicer	First lien senior secured revolving loan ($14,000 par due 12/2016)	6.00%	11/29/2010	14,000	14,000	(2)
		First lien senior secured loan ($500 par due 12/2016)	12.00%	11/29/2010	500	500	(2)
		First lien senior secured loan ($5,000 par due 12/2016)	12.00%	11/29/2010	5,000	5,000	(2)
		First lien senior secured loan ($2,500 par due 12/2016)	12.00%	11/29/2010	2,500	2,500	(2)
		Equity interests		11/29/2010	38,974	20,835	(2)
					60,974	42,835
Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($28,000 par due 5/2018)	12.75%	5/10/2012	28,000	28,000	(2)
Gordian Acquisition Corp.	Financial services firm	Common stock (526 shares)		11/30/2012	—	—	(2)
Imperial Capital Group LLC	Investment services	Class A common units (40,440 units)		5/10/2007	9,832	14,376	(2)
		2006 Class B common units (13,249 units)		5/10/2007	2	3	(2)
		2007 Class B common units (1,652 units)		5/10/2007	—	—	(2)
					9,834	14,379
Ivy Hill Asset Management, L.P. (8)(10)	Asset management services	Member interest (100.00% interest)		6/15/2009	170,961	235,526
Javlin Three LLC, Javlin Four LLC, and Javlin Five LLC (10)(25)	Asset-backed financial services	First lien senior secured revolving loan ($50,960 par due 6/2017)	8.48% (Libor + 8.25%/M)	6/24/2014	50,960	50,960	(2)
LSQ Funding Group, L.C. and LM LSQ Investors LLC (10)(25)	Asset based lender	Senior subordinated loan ($30,000 par due 6/2021)	10.50%	6/25/2015	30,000	30,000	(2)
		Membership units (3,000,000 units)		6/25/2015	3,000	2,966
					33,000	32,966
					357,869	414,373		8.01%
Education
Campus Management Corp. and Campus Management Acquisition Corp. (7)	Education software developer	Preferred stock (485,159 shares)		2/8/2008	10,520	9,315	(2)
Infilaw Holding, LLC (25)	Operator of for-profit law schools	First lien senior secured revolving loan		8/25/2011	—	—	(23)
		First lien senior secured loan ($3,626 par due 8/2016)	9.50% (Libor + 8.50%/Q)	8/25/2011	3,626	3,626	(3)(21)
		Series A preferred units (124,890 units)	9.50% (Libor + 8.50%/Q)	8/25/2011	124,890	113,650	(2)(21)
		Series B preferred units (3.91 units)		10/19/2012	9,245	9,765	(2)
					137,761	127,041
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	Private school operator	First lien senior secured loan ($1,670 par due 12/2018)	10.50% (Libor + 9.00%/Q)	10/31/2015	1,670	1,670	(2)(21)
		Senior preferred series A-1 shares (163,902 shares)		10/31/2015	119,422	99,514	(2)

As of December 31, 2015

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Series B preferred stock (1,750,000 shares)		8/5/2010	5,000	—	(2)
		Series C preferred stock (2,512,586 shares)		6/7/2010	689	—	(2)
		Common stock (20 shares)		6/7/2010	—	—	(2)
					126,781	101,184
Lakeland Tours, LLC	Educational travel provider	First lien senior secured loan ($30,750 par due 6/2020)	9.77% (Libor + 8.77%/Q)	6/9/2015	30,750	30,750	(2)(21)
		First lien senior secured loan ($43,967 par due 6/2020)	9.77% (Libor + 8.77%/Q)	6/9/2015	43,960	43,967	(2)(21)
		First lien senior secured loan ($40,362 par due 6/2020)	9.77% (Libor + 8.77%/Q)	6/9/2015	40,334	40,362	(3)(21)
		Common stock (5,000 shares)		10/4/2011	5,000	9,742	(2)
					120,044	124,821
PIH Corporation (25)	Franchisor of education-based early childhood centers	First lien senior secured revolving loan ($621 par due 12/2018)	7.00% (Libor + 6.00%/Q)	12/13/2013	621	621	(2)(21)
R3 Education, Inc. and EIC Acquisitions Corp.	Medical school operator	Preferred stock (1,977 shares)		7/30/2008	494	494	(2)
		Common membership interest (15.76% interest)		9/21/2007	15,800	25,890	(2)
		Warrant to purchase up to 27,890 shares (expires 11/2019)		12/8/2009	—	—	(2)
					16,294	26,384
Regent Education, Inc. (25)	Provider of software solutions designed to optimize the financial aid and enrollment processes	First lien senior secured revolving loan ($1,000 par due 7/2016)	10.00% (Libor + 8.00%/Q)	7/1/2014	1,000	960	(2)(21)
		First lien senior secured loan ($3,000 par due 1/2018)	10.00% (Libor + 8.00%/Q)	7/1/2014	2,927	2,880	(2)(21)
		Warrant to purchase up to 987,771 shares of Series CC preferred stock (expires 11/2025)		7/1/2014	—	62	(2)
					3,927	3,902
Severin Acquisition, LLC (25)	Provider of student information system software solutions to the K-12 education market	Second lien senior secured loan ($4,154 par due 7/2022)	9.75% (Libor + 8.75%/Q)	10/28/2015	4,073	4,071	(2)(21)
		Second lien senior secured loan ($15,000 par due 7/2022)	9.25% (Libor + 8.25%/Q)	7/31/2015	14,718	14,550	(2)(21)
					18,791	18,621
WCI-Quantum Holdings, Inc.	Distributor of instructional products, services and resources	Series A preferred stock (1,272 shares)		10/24/2014	1,000	1,206	(2)
					435,739	413,095		7.99%
Restaurants and Food Services
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc.	Restaurant owner and operator	First lien senior secured loan ($28,581 par due 12/2018)	9.25% (Libor + 8.25%/Q)	11/27/2006	28,581	25,151	(2)(17)(21)
		First lien senior secured loan ($10,919 par due 12/2018)	9.25% (Libor + 8.25%/Q)	11/27/2006	10,922	9,609	(3)(17)(21)
		Promissory note ($21,972 par due 12/2023)		11/27/2006	13,770	1,641	(2)
		Warrant to purchase up to 23,750 units of Series D common stock (expires 12/2023)		12/18/2013	24	—	(2)
					53,297	36,401
Benihana, Inc. (25)	Restaurant owner and operator	First lien senior secured revolving loan ($969 par due 7/2018)	8.25% (Base Rate + 4.75%/Q)	8/21/2012	969	921	(2)(21)
		First lien senior secured loan ($4,839 par due 1/2019)	7.25% (Libor + 6.00%/Q)	8/21/2012	4,839	4,597	(4)(21)
					5,808	5,518
DineInFresh, Inc.	Meal-delivery provider	First lien senior secured loan ($7,500 par due 7/2018)	9.75% (Libor + 8.75%/M)	12/19/2014	7,438	7,500	(2)(21)
		Warrant to purchase up to 143,079 shares of Series A preferred stock (expires 12/2024)		12/19/2014	—	4	(2)
					7,438	7,504

As of December 31, 2015

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Garden Fresh Restaurant Corp. (25)	Restaurant owner and operator	First lien senior secured revolving loan ($1,100 par due 7/2018)	10.50% (Libor + 9.00%/Q)	10/3/2013	1,100	1,100	(2)(21)(24)
		First lien senior secured loan ($40,688 par due 7/2018)	10.50% (Libor + 9.00%/Q)	10/3/2013	40,688	40,688	(3)(21)
					41,788	41,788
Global Franchise Group, LLC and GFG Intermediate Holding, Inc.	Worldwide franchisor of quick service restaurants	First lien senior secured loan ($62,500 par due 12/2019)	10.53% (Libor + 9.53%/Q)	12/18/2014	62,500	62,500	(3)(21)
Heritage Food Service Group, Inc. and WCI-HFG Holdings, LLC	Distributor of replacement parts for commercial kitchen equipment	Second lien senior secured loan ($31,645 par due 10/2022)	9.50% (Libor + 8.50%/Q)	10/20/2015	31,645	31,012	(2)(21)
		Preferred units (3,000,000 units)		10/20/2015	3,000	3,000	(2)
					34,645	34,012
Orion Foods, LLC (8)	Convenience food service retailer	First lien senior secured loan ($7,536 par due 9/2015)		4/1/2010	7,536	3,699	(2)(20)
		Second lien senior secured loan ($19,420 par due 9/2015)		4/1/2010	—	—	(2)(20)
		Preferred units (10,000 units)		10/28/2010	—	—	(2)
		Class A common units (25,001 units)		4/1/2010	—	—	(2)
		Class B common units (1,122,452 units)		4/1/2010	—	—	(2)
					7,536	3,699
OTG Management, LLC (25)	Airport restaurant operator	First lien senior secured revolving loan ($2,300 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	2,300	2,300	(2)(21)
		First lien senior secured loan ($10,756 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	10,756	10,756	(2)(21)
		First lien senior secured loan ($22,101 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	22,101	22,101	(2)(21)
		First lien senior secured loan ($24,688 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	24,688	24,688	(3)(21)
		Common units (3,000,000 units)		1/5/2011	3,000	11,451	(2)
		Warrant to purchase up to 7.73% of common units (expires 6/2018)		6/19/2008	100	22,843	(2)
					62,945	94,139
Restaurant Holding Company, LLC	Fast food restaurant operator	First lien senior secured loan ($36,309 par due 2/2019)	8.75% (Libor + 7.75%/Q)	3/13/2014	36,076	35,219	(2)(21)
					312,033	320,780		6.20%
Oil and Gas
Lonestar Prospects, Ltd.	Sand proppant producer and distributor to the oil and natural gas industry	First lien senior secured loan ($25,286 par due 9/2018)	8.50% (Libor + 6.50% Cash, 1.00% PIK/Q)	9/18/2014	25,286	24,022	(2)(21)
		First lien senior secured loan ($49,343 par due 9/2018)	8.50% (Libor + 6.50% Cash, 1.00% PIK/Q)	9/18/2014	49,343	46,876	(3)(21)
					74,629	70,898
Petroflow Energy Corporation	Oil and gas exploration and production company	First lien senior secured loan ($52,539 par due 7/2017)		7/31/2014	49,269	19,807	(2)(20)
Primexx Energy Corporation	Privately-held oil and gas exploration and production company	Second lien senior secured loan ($125,000 par due 1/2020)	10.00% (Libor + 9.00%/M)	7/7/2015	124,524	116,250	(2)(21)
UL Holding Co., LLC and Universal Lubricants, LLC (7)	Manufacturer and distributor of re-refined oil products	Second lien senior secured loan ($12,099 par due 12/2016)		4/30/2012	8,717	9,972	(2)(20)
		Second lien senior secured loan ($51,314 par due 12/2016)		4/30/2012	37,043	42,295	(2)(20)
		Second lien senior secured loan ($5,971 par due 12/2016)		4/30/2012	4,272	4,921	(2)(20)
		Class A common units (533,351 units)		6/17/2011	4,993	—	(2)
		Class B-5 common units (272,834 units)		6/17/2011	2,492	—	(2)
		Class C common units (758,546 units)		4/25/2008	—	—	(2)
		Warrant to purchase up to 654,045 shares of Class A units		5/2/2014	—	—	(2)

As of December 31, 2015

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Warrant to purchase up to 26,072 shares of Class B-1 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 52,143 shares of Class B-2 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 26,965 shares of Class B-3 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 73,106 shares of Class B-5 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 54,263 shares of Class B-6 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 952,095 shares of Class C units		5/2/2014	—	—	(2)
					57,517	57,188
					305,939	264,143		5.11%
Containers and Packaging
Charter NEX US Holdings, Inc.	Producer of high-performance specialty films used in flexible packaging	Second lien senior secured loan ($16,000 par due 2/2023)	9.25% (Libor + 8.25%/Q)	2/5/2015	15,787	15,680	(2)(21)
GS Pretium Holdings, Inc.	Manufacturer and supplier of high performance plastic containers	Common stock (500,000 shares)		6/2/2014	500	479	(2)
ICSH, Inc. (25)	Industrial container manufacturer, reconditioner and servicer	First lien senior secured revolving loan		8/30/2011	—	—	(2)(23)
		Second lien senior secured loan ($66,000 par due 12/2019)	10.00% (Libor + 9.00%/Q)	12/31/2015	66,000	66,000	(2)(21)
					66,000	66,000
LBP Intermediate Holdings LLC (25)	Manufacturer of paper and corrugated foodservice packaging	First lien senior secured revolving loan		7/10/2015	—	—	(2)(23)
		First lien senior secured loan ($24,425 par due 7/2020)	6.50% (Libor + 5.50%/Q)	7/10/2015	24,153	24,425	(3)(21)
		First lien senior secured loan ($193 par due 7/2020)	8.00% (Base Rate + 4.50%/Q)	7/10/2015	191	193	(3)(21)
					24,344	24,618
Microstar Logistics LLC, Microstar Global Asset Management LLC, and MStar Holding Corporation	Keg management solutions provider	Second lien senior secured loan ($142,500 par due 12/2018)	8.50% (Libor + 7.50%/Q)	12/14/2012	142,500	142,500	(2)(21)
		Common stock (50,000 shares)		12/14/2012	3,951	7,270	(2)
					146,451	149,770
					253,082	256,547		4.96%
Food and Beverage
American Seafoods Group LLC and American Seafoods Partners LLC (25)	Harvester and processor of seafood	First lien senior secured loan ($19,850 par due 8/2021)	6.00% (Libor + 5.00%/Q)	8/19/2015	19,598	19,652	(2)(21)
		Second lien senior secured loan ($55,000 par due 2/2022)	10.00% (Libor + 9.00%/Q)	8/19/2015	55,000	53,900	(2)(21)
		Class A units (77,922 units)		8/19/2015	78	75	(2)
		Warrant to purchase up to 7,422,078 Class A units (expires 8/2035)		8/19/2015	7,422	7,160	(2)
					82,098	80,787
Eagle Family Foods Group LLC	Manufacturer and producer of milk products	First lien senior secured loan ($64,775 par due 12/2021)	10.05% (Libor + 9.05%/Q)	12/31/2015	64,277	64,775	(2)(21)
GF Parent LLC	Producer of low-acid, aseptic food and beverage products	Class A preferred units (2,940 units)		5/13/2015	2,940	2,433	(2)
		Class A common units (59,999.74 units)		5/13/2015	60	—	(2)
					3,000	2,433
Kettle Cuisine, LLC	Manufacturer of fresh refrigerated and frozen food products	Second lien senior secured loan ($28,500 par due 2/2022)	10.50% (Libor + 9.50%/Q)	8/21/2015	28,500	28,500	(2)(21)

As of December 31, 2015

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
KeyImpact Holdings, Inc. and JWC/KI Holdings, LLC (25)	Foodservice sales and marketing agency	First lien senior secured loan ($46,250 par due 11/2021)	7.13% (Libor + 6.13%/Q)	11/16/2015	46,250	45,788	(2)(21)(28)
		Membership units (5,000 units)		11/16/2015	5,000	5,000	(2)
					51,250	50,788
					229,125	227,283		4.39%
Automotive Services
AEP Holdings, Inc. and Arrowhead Holdco Company	Distributor of non-discretionary, mission-critical aftermarket replacement parts	First lien senior secured loan ($45,346 par due 8/2021)	7.25% (Libor + 6.25%/Q)	8/31/2015	45,346	44,893	(2)(21)(28)
		First lien senior secured loan ($904 par due 8/2021)	8.75% (Base Rate + 5.25%/Q)	8/31/2015	904	895	(2)(21)(28)
		Common stock (2,500 shares)		8/31/2015	2,500	2,518	(2)
					48,750	48,306
ChargePoint, Inc.	Developer and operator of electric vehicle charging stations	First lien senior secured loan ($10,000 par due 7/2019)	9.75% (Libor + 8.75%/M)	12/24/2014	9,821	10,000	(2)(21)
		First lien senior secured loan ($10,000 par due 1/2019)	9.75% (Libor + 8.75%/M)	12/24/2014	9,567	10,000	(2)(21)
		Warrant to purchase up to 404,563 shares of Series E preferred stock (expires 12/2024)		12/24/2014	327	327	(2)
					19,715	20,327
Dent Wizard International Corporation and DWH Equity Investors, L.P.	Automotive reconditioning services	Second lien senior secured loan ($50,000 par due 10/2020)	10.25% (Libor + 9.25%/Q)	4/7/2015	50,000	50,000	(3)(21)
		Class A Common Stock (10,000 shares)		4/7/2015	333	456	(2)
		Class B Common Stock (20,000 shares)		4/7/2015	667	911	(2)
					51,000	51,367
Eckler Industries, Inc. (25)	Restoration parts and accessories provider for classic automobiles	First lien senior secured revolving loan ($2,000 par due 7/2017)	8.50% (Base Rate + 5.00%/Q)	7/12/2012	2,000	1,940	(2)(21)
		First lien senior secured loan ($7,054 par due 7/2017)	7.25% (Libor + 6.00%/Q)	7/12/2012	7,054	6,842	(2)(21)
		First lien senior secured loan ($26,581 par due 7/2017)	7.25% (Libor + 6.00%/Q)	7/12/2012	26,581	25,784	(3)(21)
		Series A preferred stock (1,800 shares)		7/12/2012	1,800	—	(2)
		Common stock (20,000 shares)		7/12/2012	200	—	(2)
					37,635	34,566
EcoMotors, Inc.	Engine developer	First lien senior secured loan ($11,480 par due 3/2018)	11.00%	9/1/2015	10,855	11,480	(2)
		Warrant to purchase up to 321,888 shares of Series C preferred stock (expires 12/2022)		12/28/2012	—	347	(2)
		Warrant to purchase up to 70,000 shares of Series C preferred stock (expires 2/2025)		2/24/2015	—	—	(2)
					10,855	11,827
Simpson Performance Products, Inc.	Provider of motorsports safety equipment	First lien senior secured loan ($5,006 par due 2/2020)	9.80% (Libor + 8.80%/Q)	10/19/2015	5,006	5,006	(2)(21)
		First lien senior secured loan ($19,500 par due 2/2020)	9.80% (Libor + 8.80%/Q)	2/20/2015	19,500	19,500	(3)(21)
					24,506	24,506
SK SPV IV, LLC	Collision repair site operators	Series A common stock (12,500 units)		8/18/2014	571	2,679	(2)
		Series B common stock (12,500 units)		8/18/2014	571	2,679	(2)
					1,142	5,358
TA THI Buyer, Inc. and TA THI Parent, Inc.	Collision repair company	Series A preferred stock (50,000 shares)		7/28/2014	5,000	9,297	(2)
					198,603	205,554		3.97%
Commercial Real Estate Finance
10th Street, LLC and New 10th Street, LLC (8)	Real estate holding company	First lien senior secured loan ($25,320 par due 11/2019)	7.00% Cash, 1.00% PIK	3/31/2014	25,320	25,320	(2)

As of December 31, 2015

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Senior subordinated loan ($27,235 par due 11/2019)	7.00% Cash, 1.00% PIK	4/1/2010	27,235	27,235	(2)
		Member interest (10.00% interest)		4/1/2010	594	44,520
		Option (25,000 units)		4/1/2010	25	25
					53,174	97,100
Commons R-3, LLC	Real estate developer	Real estate equity interests		4/1/2010	—	135
Crescent Hotels & Resorts, LLC and affiliates (8)	Hotel operator	Senior subordinated loan ($2,236 par due 9/2011)	15.00%	4/1/2010	—	2,670	(2)
		Common equity interest		4/1/2010	—	—
					—	2,670
					53,174	99,905		1.93%
Chemicals
Genomatica, Inc.	Developer of a biotechnology platform for the production of chemical products	Warrant to purchase 322,422 shares of Series D preferred stock (expires 3/2023)		3/28/2013	—	6	(2)
K2 Pure Solutions Nocal, L.P. (25)	Chemical Producer	First lien senior secured revolving loan ($5,000 par due 8/2019)	9.125% (Libor + 8.125%/M)	8/19/2013	5,000	4,900	(2)(21)
		First lien senior secured loan ($20,694 par due 8/2019)	8.00% (Libor + 7.00%/M)	8/19/2013	20,694	20,280	(2)(21)
		First lien senior secured loan ($38,500 par due 8/2019)	8.00% (Libor + 7.00%/M)	8/19/2013	38,500	37,730	(3)(21)
		First lien senior secured loan ($19,250 par due 8/2019)	8.00% (Libor + 7.00%/M)	8/19/2013	19,250	18,865	(4)(21)
					83,444	81,775
Kinestral Technologies, Inc.	Designer of adaptive, dynamic glass for the commercial and residential markets	First lien senior secured loan ($10,000 par due 10/2018)	8.75% (Libor + 7.75%/M)	4/22/2014	9,856	10,000	(2)(21)
		Warrant to purchase up to 325,000 shares of Series A preferred stock (expires 4/2024)		4/22/2014	73	151	(2)
		Warrant to purchase up to 131,883 shares of Series B preferred stock (expires 4/2025)		4/9/2015	—	—	(2)
					9,929	10,151
Liquid Light, Inc.	Developer and licensor of process technology for the conversion of carbon dioxide into major chemicals	First lien senior secured loan ($2,556 par due 11/2017)	10.00%	8/13/2014	2,518	2,556	(2)
		Warrant to purchase up to 86,009 shares of Series B preferred stock (expires 8/2024)		8/13/2014	77	74	(2)
					2,595	2,630
					95,968	94,562		1.83%
Hotel Services
Aimbridge Hospitality Holdings, LLC (25)	Hotel operator	First lien senior secured loan ($18,305 par due 10/2018)	8.25% (Libor + 7.00%/Q)	7/15/2015	18,066	18,305	(2)(15)(21)
Castle Management Borrower LLC	Hotel operator	First lien senior secured loan ($5,940 par due 9/2020)	5.50% (Libor + 4.50%/Q)	10/17/2014	5,940	5,940	(2)(21)
		Second lien senior secured loan ($10,000 par due 3/2021)	11.00% (Libor + 10.00%/Q)	10/17/2014	10,000	10,000	(2)(21)
		Second lien senior secured loan ($55,000 par due 3/2021)	11.00% (Libor + 10.00%/Q)	10/17/2014	55,000	55,000	(2)(21)
					70,940	70,940
					89,006	89,245		1.73%
Aerospace and Defense
Cadence Aerospace, LLC	Aerospace precision components manufacturer	First lien senior secured loan ($4,074 par due 5/2018)	6.50% (Libor + 5.25%/Q)	5/15/2012	4,057	4,074	(4)(21)
		Second lien senior secured loan ($79,657 par due 5/2019)	10.50% (Libor + 9.25%/Q)	5/10/2012	79,657	77,267	(2)(21)
					83,714	81,341
Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Senior preferred stock (775 shares)	8.00% PIK	1/17/2008	131	131	(2)
		Common stock (1,885,195 shares)		1/17/2008	2,291	2,504	(2)
					2,422	2,635
					86,136	83,976		1.62%

As of December 31, 2015

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Environmental Services
RE Community Holdings II, Inc., Pegasus Community Energy, LLC., and MPH Energy Holdings, LP	Operator of municipal recycling facilities	Preferred stock (1,000 shares)		3/1/2011	8,839	—	(2)
		Limited partnership interest (3.13% interest)		1/8/2014	—	—	(2)
					8,839	—
Waste Pro USA, Inc	Waste management services	Second lien senior secured loan ($76,725 par due 10/2020)	8.50% (Libor + 7.50%/Q)	10/15/2014	76,725	76,725	(2)(21)
					85,564	76,725		1.48%
Health Clubs
Athletic Club Holdings, Inc. (25)	Premier health club operator	First lien senior secured loan ($41,000 par due 10/2020)	9.50% (Libor + 8.50%/Q)	10/11/2007	41,000	41,000	(2)(21)
CFW Co-Invest, L.P., NCP Curves, L.P. and Curves International Holdings, Inc.	Health club franchisor	Limited partnership interest (4,152,165 shares)		7/31/2012	4,152	3,767	(2)
		Common stock (1,680 shares)		11/12/2014	—	—	(2)(9)
		Limited partnership interest (2,218,235 shares)		7/31/2012	2,218	2,012	(2)(9)
					6,370	5,779
					47,370	46,779		0.90%
Wholesale Distribution
Flow Solutions Holdings, Inc.	Distributor of high value fluid handling, filtration and flow control products	Second lien senior secured loan ($6,000 par due 10/2018)	10.00% (Libor + 9.00%/Q)	12/16/2014	6,000	5,820	(2)(21)
		Second lien senior secured loan ($29,500 par due 10/2018)	10.00% (Libor + 9.00%/Q)	12/16/2014	29,500	28,615	(2)(21)
					35,500	34,435
					35,500	34,435		0.67%
Retail
Paper Source, Inc. and Pine Holdings, Inc. (25)	Retailer of fine and artisanal paper products	First lien senior secured loan ($9,800 par due 9/2018)	7.25% (Libor + 6.25%/Q)	9/23/2013	9,800	9,800	(4)(21)
		Class A common stock (36,364 shares)		9/23/2013	6,000	7,056	(2)
					15,800	16,856
Things Remembered, Inc. and TRM Holdings Corporation (25)	Personalized gifts retailer	First lien senior secured revolving loan ($3,167 par due 5/2017)		5/24/2012	3,126	1,868	(2)(20)
		First lien senior secured loan ($12,878 par due 5/2018)		5/24/2012	12,606	7,598	(4)(20)
					15,732	9,466
					31,532	26,322		0.51%
Telecommunications
Adaptive Mobile Security Limited (9)	Developer of security software for mobile communications networks	First lien senior secured loan ($3,039 par due 7/2018)	10.00% (Libor + 9.00%/M)	1/16/2015	3,196	3,189	(2)(19)(21)
		First lien senior secured loan ($769 par due 10/2018)	10.00% (Libor + 9.00%/M)	1/16/2015	807	807	(2)(19)(21)
					4,003	3,996
American Broadband Communications, LLC, American Broadband Holding Company, and Cameron Holdings of NC, Inc.	Broadband communication services	Warrant to purchase up to 208 shares (expires 11/2017)		11/7/2007	—	7,249
		Warrant to purchase up to 200 shares (expires 9/2020)		9/1/2010	—	6,970
					—	14,219
Startec Equity, LLC (8)	Communication services	Member interest		4/1/2010	—	—
Wilcon Holdings LLC	Communications infrastructure provider	Class A common stock (2,000,000 shares)		12/13/2013	1,829	2,620
					5,832	20,835		0.40%

As of December 31, 2015

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Printing, Publishing and Media
Batanga, Inc. (25)	Independent digital media company	First lien senior secured revolving loan ($3,000 par due 6/2016)	10.00%	10/31/2012	3,000	3,000	(2)
		First lien senior secured loan ($6,590 par due 6/2017)	10.60%	10/31/2012	6,590	6,650	(2)(19)
					9,590	9,650
Earthcolor Group, LLC	Printing management services	Limited liability company interests (9.30%)		5/18/2012	—	—
The Teaching Company, LLC and The Teaching Company Holdings, Inc.	Education publications provider	Preferred stock (10,663 shares)		9/29/2006	1,066	3,875	(2)
		Common stock (15,393 shares)		9/29/2006	3	9	(2)
					1,069	3,884
					10,659	13,534		0.26%
Computers and Electronics
Everspin Technologies, Inc. (25)	Designer and manufacturer of computer memory solutions	First lien senior secured loan ($8,000 par due 6/2019)	8.75% (Libor + 7.75%/M)	6/5/2015	7,533	7,840	(5)(21)
		Warrant to purchase up to 480,000 shares of Series B preferred stock (expires 6/2025)		6/5/2015	355	355	(5)
					7,888	8,195
Liquid Robotics, Inc.	Ocean data services provider utilizing long duration, autonomous surface vehicles	First lien senior secured loan ($5,000 par due 5/2019)	9.00% (Libor + 8.00%/M)	10/29/2015	4,876	4,900	(5)(21)
		Warrant to purchase up to 50,263 shares of Series E preferred stock (expires 10/2025)		10/29/2015	76	74	(5)
					4,952	4,974
					12,840	13,169		0.26%
					$9,147,646	$9,055,496		175.04%

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

Portfolio Company	Total revolving and delayed draw loan commitments	Less: drawn commitments	Total undrawn commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted undrawn revolving and delayed draw commitments
Aimbridge Hospitality, LLC	$2,466	$—	$2,466	$—	$—	$2,466
American Seafoods Group LLC	22,125	—	22,125	—	—	22,125
Athletic Club Holdings, Inc.	10,000	—	10,000	—	—	10,000
Batanga, Inc.	4,000	(3,000)	1,000	—	—	1,000
Benihana, Inc.	3,231	(969)	2,262	—	—	2,262
Brandtone Holdings Limited	4,539	—	4,539	—	—	4,539
CCS Intermediate Holdings, LLC	7,500	(5,250)	2,250	—	—	2,250
Chariot Acquisition, LLC (28)	1,000	—	1,000	—	—	1,000
CIBT Holdings, Inc.	26,440	—	26,440	—	—	26,440
Ciena Capital LLC	20,000	(14,000)	6,000	(6,000)	—	—
Competitor Group, Inc.	6,250	(4,950)	1,300	—	—	1,300
Component Hardware Group, Inc.	3,734	(2,241)	1,493	—	—	1,493
Correctional Medical Group Companies, Inc.	163	—	163	—	—	163
Crown Health Care Laundry Services, Inc.	5,000	(1,272)	3,728	—	—	3,728
DCA Investment Holding, LLC	5,800	(145)	5,655	—	—	5,655
Directworks, Inc.	1,000	—	1,000	—	—	1,000
Eckler Industries, Inc.	4,000	(2,000)	2,000	—	—	2,000
EN Engineering, L.L.C. (28)	4,932	—	4,932	—	—	4,932
Everspin Technologies, Inc.	4,000	—	4,000	—	—	4,000
Faction Holdings, Inc.	2,000	(2,000)	—	—	—	—
Garden Fresh Restaurant Corp.	5,000	(3,742)	1,258	—	—	1,258
Greenphire, Inc.	8,000	—	8,000	—	—	8,000
Harvey Tool Company, LLC	752	—	752	—	—	752
ICSH, Inc.	5,000	(703)	4,297	—	—	4,297
Infilaw Holding, LLC	25,000	(9,670)	15,330	—	—	15,330
iPipeline, Inc.	4,000	—	4,000	—	—	4,000
Itel Laboratories, Inc.	2,500	—	2,500	—	—	2,500
Javlin Three LLC	60,000	(50,960)	9,040	—	—	9,040
Joule Unlimited Technologies, Inc.	5,000	—	5,000	—	—	5,000
K2 Pure Solutions Nocal, L.P.	5,000	(5,000)	—	—	—	—
KeyImpact Holdings, Inc. (28)	12,500	—	12,500	—	—	12,500
LBP Intermediate Holdings LLC	850	(54)	796	—	—	796
LSQ Funding Group, L.C.	10,000	—	10,000	—	—	10,000
Massage Envy, LLC	5,000	—	5,000	—	—	5,000
McKenzie Sports Products, LLC	12,000	—	12,000	—	—	12,000
Ministry Brands LLC	4,991	—	4,991	—	—	4,991
MW Dental Holding Corp.	17,250	(3,500)	13,750	—	—	13,750
My Health Direct, Inc.	1,000	—	1,000	—	—	1,000
Niagara Fiber Intermediate Corp.	1,881	(1,881)	—	—	—	—
Nordco Inc (28)	11,250	(3,750)	7,500	—	—	7,500
OmniSYS Acquisition Corporation	2,500	—	2,500	—	—	2,500
OTG Management, LLC	19,369	(2,300)	17,069	—	—	17,069
Paper Source, Inc.	2,500	—	2,500	—	—	2,500
PerfectServe, Inc.	5,000	—	5,000	—	—	5,000
PIH Corporation	3,314	(621)	2,693	—	—	2,693
Regent Education, Inc.	2,000	(1,000)	1,000	—	—	1,000
RuffaloCODY, LLC	7,683	—	7,683	—	—	7,683
Severin Acquisition, LLC	2,900	—	2,900	—	—	2,900
Things Remembered, Inc.	5,000	(3,167)	1,833	—	—	1,833
TPTM Merger Corp.	2,500	(750)	1,750	—	—	1,750
TraceLink, Inc.	3,000	—	3,000	—	—	3,000
TWH Water Treatment Industries, Inc.	8,960	—	8,960	—	—	8,960
Urgent Cares of America Holdings I, LLC (28)	16,000	—	16,000	—	—	16,000

Portfolio Company	Total revolving and delayed draw loan commitments	Less: drawn commitments	Total undrawn commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted undrawn revolving and delayed draw commitments
Zemax, LLC	3,000	—	3,000	—	—	3,000
	$418,880	$(122,925)	$295,955	$(6,000)	$—	$289,955

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

(28)                                Loan, or a portion of the loan, is included as part of a forward sale agreement. See Note 6 to the consolidated financial statements for more information on the forward sale agreement.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

(unaudited)

	Common Stock		Capital in Excess of	Accumulated Overdistributed Net Investment	Accumulated Net Realized Gains (Losses) on Investments, Foreign Currency Transactions, Extinguishment of Debt and Other	Net Unrealized Losses on Investments, Foreign Currency and Other	Total Stockholders’
	Shares	Amount	Par Value	Income	Assets	Transactions	Equity
Balance at December 31, 2015	314,347	$314	$5,318,277	$(894)	$(53,013)	$(91,352)	$5,173,332
Repurchases of common stock	(393)	—	(5,477)	—	—	—	(5,477)
Net increase in stockholders’ equity resulting from operations	—	—	—	217,994	57,974	12,973	288,941
Dividends declared and payable ($0.76 per share)	—	—	—	(238,755)	—	—	(238,755)
Balance at June 30, 2016	313,954	$314	$5,312,800	$(21,655)	$4,961	$(78,379)	$5,218,041

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$288,941	$247,098
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Net realized gains on investments and foreign currency transactions	(57,974)	(56,002)
Net unrealized (gains) losses on investments, foreign currency and other transactions	(12,973)	35,245
Realized losses on extinguishment of debt	—	3,839
Net accretion of discount on investments	(2,815)	(2,094)
Payment-in-kind interest and dividends	(19,850)	(12,230)
Collections of payment-in-kind interest and dividends	1,945	279
Amortization of debt issuance costs	7,396	8,720
Accretion of net discount on notes payable	4,194	8,097
Depreciation	358	364
Proceeds from sales and repayments of investments	1,256,210	1,870,041
Purchases of investments	(1,009,646)	(1,390,239)
Changes in operating assets and liabilities:
Interest receivable	13,376	22,243
Other assets	1,684	2,571
Base management fees payable	319	(1,476)
Income based fees payable	(2,311)	(4,121)
Capital gains incentive fees payable	14,189	(20,531)
Accounts payable and other liabilities	(16,417)	(19,799)
Interest and facility fees payable	(13,925)	11,376
Net cash provided by operating activities	452,701	703,381
FINANCING ACTIVITIES:
Borrowings on debt	4,235,000	714,370
Repayments and repurchases of debt	(4,572,000)	(1,064,750)
Debt issuance costs	(2,599)	(5,084)
Dividends paid	(238,755)	(243,392)
Repurchases of common stock	(5,477)	—
Net cash used in financing activities	(583,831)	(598,856)
CHANGE IN CASH AND CASH EQUIVALENTS	(131,130)	104,525
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	257,056	194,554
CASH AND CASH EQUIVALENTS, END OF PERIOD	$125,926	$299,079
Supplemental Information:
Interest paid during the period	$95,613	$84,355
Taxes, including excise tax, paid during the period	$14,488	$9,814
Dividends declared and payable during the period	$238,755	$254,564

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2016

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new guidance modifies the requirements for reporting debt issuance costs. Under the amendments in ASU No. 2015-03, debt issuance costs related to a recognized debt liability will no longer be recorded as a separate asset, but will be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU No. 2015-03. In addition, in August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30). The additional guidance reiterates that the Securities and Exchange Commission (“SEC”) would not object to an entity deferring and presenting debt issuance costs related to a line of credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings. ASU No. 2015-03 and ASU No. 2015-15 are required to be applied retrospectively for periods beginning after December 15, 2015. The Company adopted ASU No. 2015-03 as of March 31, 2016. Prior to ASU No. 2015-03, deferred debt issuance costs related to term debt were reported on the balance sheet as other assets and amortized as interest expense. The consolidated balance sheet as of December 31, 2015 has been adjusted to apply the change in accounting principle retrospectively. There is no effect on the statement of operations as a result of the change in accounting principle. Debt issuance costs related to term debt of $24.5 million previously reported within other assets on the consolidated balance sheet as of December 31, 2015 were reclassified as a direct deduction from the carrying amount of the related debt liability. ASU No. 2015-03 had no impact on the presentation or amortization of the debt issuance costs related to the Company’s revolving credit facilities.

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). The new guidance removed the requirement that investments for which net asset value is determined based on practical expedient reliance be reported utilizing the fair value hierarchy. ASU No. 2015-07 is required to be applied retrospectively for periods beginning after December 15, 2015. The Company adopted ASU No. 2015-07 as of March 31, 2016 and thereby removed any investments valued in this manner from the fair value disclosures. See Note 8 for more information regarding the impact on the fair value disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the guidance in ASU No. 2014-09 and has the same effective date as the original standard. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, an update on identifying performance obligations and accounting for licenses of intellectual property. Additionally, in May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which includes amendments for enhanced clarification of the guidance. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Leases (Topic 840). Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases. The amendments in ASU No. 2016-02 are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

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

See Note 14 for information regarding a transaction support agreement entered into between the Company and Ares Capital Management in connection with the American Capital Acquisition (as defined below).

The capital gains incentive fee is determined and payable in arrears as of the end of each calendar year (or, upon termination of the investment advisory and management agreement, as of the termination date) and is calculated at the end of each applicable year by subtracting (a) the sum of the Company’s cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (b) the Company’s cumulative aggregate realized capital gains, in each case calculated from October 8, 2004 (the date the Company completed its initial public offering). Realized capital gains and losses include gains and losses on investments and foreign currencies, gains and losses on extinguishment of debt and from other assets, as well as any income tax expense related to realized gains and losses. If such amount is positive at the end of such year, then the capital gains incentive fee for such year is equal to 20% of such amount, less the aggregate amount of capital gains incentive fees paid in all prior years. If such amount is negative, then there is no capital gains incentive fee for such year.

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

There was no capital gains incentive fee earned by the Company’s investment adviser as calculated under the investment advisory and management agreement (as described above) for the three and six months ended June 30, 2016. However, in accordance with GAAP, the Company had cumulatively accrued a capital gains incentive fee of $56,454 as of June 30, 2016, of which $56,454 is not currently due under the investment advisory and management agreement. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 20% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods. As of June 30, 2016, the Company has paid capital gains incentive fees since inception totaling $57,404. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

For the three and six months ended June 30, 2016, base management fees were $34,444 and $69,203, respectively, income based fees were $28,923 and $58,045, respectively, and the capital gains incentive fees calculated in accordance with GAAP were $10,427 and $14,189, respectively. For the three and six months ended June 30, 2015, base management fees were $33,021 and $66,937, respectively, income based fees were $28,949 and $58,314, respectively, and the capital gains incentive fees calculated in accordance with GAAP were $7,682 and $3,462, respectively.

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

For the three and six months ended June 30, 2016, the Company incurred $3,342 and $6,765, respectively, in administrative fees. As of June 30, 2016, $3,342 of these fees were unpaid and included in “accounts payable and other liabilities” in the accompanying consolidated balance sheet. For the three and six months ended June 30, 2015, the Company incurred $3,514 and $6,970, respectively, in administrative fees.

4.     INVESTMENTS

As of June 30, 2016 and December 31, 2015, investments consisted of the following:

	As of
	June 30, 2016		December 31, 2015
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans	$2,612,602	$2,554,137	$2,735,232	$2,638,784
Second lien senior secured loans	2,830,800	2,766,025	2,944,551	2,861,294
Subordinated certificates of the SSLP(2)	1,938,446	1,899,754	1,935,401	1,884,861
Senior subordinated debt	716,744	714,238	663,003	654,066
Preferred equity securities	458,689	372,531	435,063	375,830
Other equity securities	423,527	593,692	434,396	640,526
Commercial real estate	—	—	—	135
Total	$8,980,808	$8,900,377	$9,147,646	$9,055,496

(1)                                 The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, if any.

(2)                                 The proceeds from these certificates were applied to co-investments with General Electric Capital Corporation (“GECC”) and GE Global Sponsor Finance LLC (collectively, “GE”) to fund first lien senior secured loans to 32 and 41 different borrowers as of June 30, 2016 and December 31, 2015, respectively.

The industrial and geographic compositions of the Company’s portfolio at fair value as of June 30, 2016 and December 31, 2015 were as follows:

	As of
	June 30, 2016	December 31, 2015
Industry
Investment Funds and Vehicles(1)	21.7%	21.2%
Healthcare Services	12.5	14.6
Other Services	10.0	9.0
Consumer Products	8.0	7.7
Business Services	6.7	5.3
Power Generation	6.7	6.3
Manufacturing	5.3	6.0
Financial Services	4.2	4.6
Restaurants and Food Services	4.2	3.5
Education	3.5	4.6
Oil and Gas	2.9	2.9
Containers and Packaging	2.8	2.8
Automotive Services	2.5	2.3
Food and Beverage	2.5	2.5
Commercial Real Estate Finance	1.1	1.1
Other	5.4	5.6
Total	100.0%	100.0%

(1)                                 Includes the Company’s investment in the unconsolidated Delaware limited liability company, the Senior Secured Loan Fund LLC (d/b/a the “Senior Secured Loan Program” or the “SSLP”), which had made first lien senior secured loans to 32 and 41 different borrowers as of June 30, 2016 and December 31, 2015, respectively. The portfolio companies in the SSLP are in industries similar to the companies in the Company’s portfolio.

	As of
	June 30, 2016	December 31, 2015
Geographic Region
West(1)	38.0%	37.9%
Midwest	21.2	23.8
Southeast	21.2	20.3
Mid Atlantic	14.9	13.7
Northeast	2.9	2.3
International	1.8	2.0
Total	100.0%	100.0%

(1)                                 Includes the Company’s investment in the SSLP, which represented 21.3% and 20.8% of the total investment portfolio at fair value as of June 30, 2016 and December 31, 2015, respectively.

As of June 30, 2016, 1.3% of total investments at amortized cost (or 0.7% of total investments at fair value) were on non-accrual status. As of December 31, 2015, 2.6% of total investments at amortized cost (or 1.7% of total investments at fair value) were on non-accrual status.

Co-Investment Programs

Senior Direct Lending Program

In December 2015, the Company established a joint venture with Varagon Capital Partners (“Varagon”) to make certain first lien senior secured loans, including certain stretch senior and unitranche loans, to U.S. middle-market companies. Varagon was formed in 2013 as a lending platform by American International Group, Inc. (NYSE:AIG) and other partners. The joint venture is called the Senior Direct Lending Program (the “SDLP”). It is expected that the SDLP will commit and hold individual loans of up to $300 million. The Company may directly co-invest with the SDLP to accommodate larger transactions. The Company will provide capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients will provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. It is expected that the Company and a client of Varagon will own 87.5% and 12.5%, respectively, of any outstanding SDLP Certificates.

As of June 30, 2016, the Company and Varagon agreed to make capital available to the SDLP of $2.9 billion in the aggregate, of which no amounts were funded. The SDLP will be capitalized as transactions are completed. All portfolio decisions and generally all other decisions in respect of the SDLP must be approved by an investment committee of the SDLP consisting of representatives of the Company and Varagon (with approval from a representative of each required). As of June 30, 2016, the Company agreed to make available to the SDLP (subject to the approval of the investment committee of the SDLP as described above) approximately $591 million, of which no amounts were committed or funded. The SDLP Certificates will pay a coupon of LIBOR plus a stated spread and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, which may result in a return to the holders of the SDLP Certificates that is greater than the stated coupon. The SDLP Certificates are junior in right of payment to the senior notes and intermediate funding notes.

See Note 6 for more information regarding a forward sale agreement between the Company and the SDLP. Also, see Note 16 for information on a subsequent event related to the SDLP.

Senior Secured Loan Program

The Company and GE have co-invested in first lien senior secured loans of middle market companies through the SSLP. The SSLP has been capitalized as transactions are completed. All portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of the Company and GE (with approval from a representative of each required). The Company has provided capital to the SSLP in the form of subordinated certificates (the “SSLP Certificates”).

In August 2015, GE completed the sale of its U.S. Sponsor Finance business, through which GE had participated with the Company in the SSLP, to Canada Pension Plan Investment Board (“CPPIB”). This sale excluded GE’s interest in the SSLP, and the Company and GE continue to operate the SSLP. The Company and GE no longer have an obligation to present senior secured lending investment opportunities to the SSLP and since June 30, 2015, the SSLP has not made any investments related to new portfolio companies; however, the Company and GE may provide capital to support the SSLP’s funding of existing commitments (see below) and other amounts to its portfolio companies. On August 24, 2015, the Company was advised that GECC, as the holder of the senior notes of the SSLP (the “Senior Notes”), directed State Street Bank and Trust Company, as trustee of the Senior Notes and the SSLP Certificates, pursuant to the terms of the indenture governing the Senior Notes and the SSLP Certificates, to apply all principal proceeds received by the SSLP from its investments to the repayment of the outstanding principal amount of the Senior Notes until paid in full (prior to the distribution of any such principal proceeds to the holders of the SSLP Certificates, which includes the Company). GECC had previously elected to waive its right to receive priority repayments on the Senior Notes from principal proceeds in most circumstances. Prior to closing the sale to CPPIB, GE had announced its intention to provide the Company and CPPIB the opportunity to work together on the SSLP on a go-forward basis. GECC has also stated that if a mutual agreement between the Company and CPPIB to partner on the SSLP is not reached, it intends to retain its interest in the SSLP and the SSLP would be wound down in an orderly manner. The Company has been in dialogue with GE and CPPIB to determine if there is an opportunity to work together; however, to date there has been no agreement in respect of the SSLP as a result of these discussions and there can be no assurance that such discussions will continue or any such agreement will be reached. In addition to discussions with CPPIB and GECC, the Company is also exploring other options with respect to the SSLP’s portfolio, although there can be no assurance that the Company will pursue any of them.

As of June 30, 2016 and December 31, 2015, the Company and GE had outstanding amounts funded of approximately $7.1 billion and $8.5 billion in aggregate principal amount, respectively, to the SSLP. As discussed above, the Company anticipates that no new investments will be made by the SSLP and that the Company and GE will only provide additional capital to support the SSLP’s funding of existing commitments and other amounts to its portfolio companies. As of June 30, 2016 and December 31, 2015, the SSLP had commitments to fund delayed draw loans to certain of its portfolio companies of $94.5 million and $198.6 million, respectively, which had been approved by the investment committee of the SSLP as described above.

As of June 30, 2016 and December 31, 2015, the Company had outstanding amounts funded of approximately $2.0 billion and $2.0 billion in aggregate principal amount, respectively, to the SSLP. Additionally, as of June 30, 2016 and December 31, 2015, the Company had commitments to co-invest in the SSLP for its portion of the SSLP’s commitments to fund delayed draw loans to portfolio companies of up to $14.9 million and $32.6 million, respectively. As discussed above, it is not anticipated that the Company will make new investments through the SSLP.

As of June 30, 2016 and December 31, 2015, the SSLP had total assets of $7.1 billion and $8.5 billion, respectively. As of June 30, 2016 and December 31, 2015, GE’s investment in the SSLP consisted of the Senior Notes of $4.8 billion and $6.2 billion, respectively, and SSLP Certificates of $286.3 million and $285.8 million, respectively. As of June 30, 2016 and December 31, 2015, the Company and GE owned 87.5% and 12.5%, respectively, of the outstanding SSLP Certificates.

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

The SSLP’s portfolio consisted of first lien senior secured loans to 32 and 41 different borrowers as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016 and December 31, 2015, the portfolio was comprised of all first lien senior secured loans to U.S. middle-market companies. As of June 30, 2016 and December 31, 2015, none of these loans were on non-accrual status. As of June 30, 2016 and December 31, 2015, the largest loan to a single borrower in the SSLP’s portfolio in aggregate principal amount was $341.6 million and $345.9 million, respectively, and the five largest loans to borrowers in the SSLP totaled $1.5 billion and $1.6 billion, respectively. The portfolio companies in the SSLP are in industries similar to the companies in the Company’s portfolio.

The amortized cost and fair value of the SSLP Certificates held by the Company were each $1.9 billion as of June 30, 2016, and each $1.9 billion as of December 31, 2015. The Company’s yield on its investment in the SSLP at fair value was 10.2% and 12.3% as of June 30, 2016 and December 31, 2015, respectively. For the three and six months ended June 30, 2016, the Company earned interest income of $57.6 million and $116.4 million, respectively, from its investment in the SSLP Certificates. For the three and six months ended June 30, 2015, the Company earned interest income of $69.9 million and $138.2 million, respectively, from its investment in the SSLP Certificates. The Company is also entitled to certain fees in connection with the SSLP. For the three and six months ended June 30, 2016, in connection with the SSLP, the Company earned capital structuring service, sourcing and other fees totaling $5.7 million and $11.4 million, respectively. For the three and six months ended June 30, 2015, in connection with the SSLP, the Company earned capital structuring service, sourcing and other fees totaling $18.7 million and $33.4 million, respectively.

Ivy Hill Asset Management, L.P.

Ivy Hill Asset Management, L.P. (“IHAM”) is an asset management services company and an SEC-registered investment adviser. The Company has made investments in IHAM, its wholly owned portfolio company and previously made investments in certain vehicles managed by IHAM. As of June 30, 2016, IHAM had assets under management of approximately $3.5 billion. As of June 30, 2016, IHAM managed 16 vehicles and served as the sub-manager/sub-servicer for three other vehicles (these vehicles managed or sub-managed/sub-serviced by IHAM are collectively referred to as the “IHAM Vehicles”). IHAM earns fee income from managing the IHAM Vehicles and has also invested in certain of these vehicles as part of its business strategy. As of June 30, 2016 and December 31, 2015, IHAM had total investments of $208.0 million and $233.0 million, respectively. For the three and six months ended June 30, 2016, IHAM had management and incentive fee income of $4.0 million and $8.0 million, respectively, and other investment-related income of $6.0 million and $11.0 million, respectively. For the three and six months ended June 30, 2015, IHAM had management and incentive fee income of

$6.0 million and $10.0 million, respectively, and other investment-related income of $5.0 million and $10.0 million, respectively.

The amortized cost and fair value of the Company’s investment in IHAM was $171.0 million and $231.2 million, respectively, as of June 30, 2016, and $171.0 million and $235.5 million, respectively, as of December 31, 2015. For the three and six months ended June 30, 2016, the Company received distributions consisting entirely of dividend income from IHAM of $10.0 million and $20.0 million, respectively. For the three and six months ended June 30, 2015, the Company received distributions consisting entirely of dividend income from IHAM of $10.0 million and $30.0 million, respectively. The dividend income for the six months ended June 30, 2015, included additional dividends of $10.0 million in addition to the quarterly dividends generally paid by IHAM.

From time to time, IHAM or certain IHAM Vehicles may purchase investments from, or sell investments to, the Company. For any such sales or purchases by the IHAM Vehicles to or from the Company, the IHAM Vehicles must obtain approval from third parties unaffiliated with the Company or IHAM, as applicable. During the six months ended June 30, 2016 and 2015, IHAM or certain of the IHAM Vehicles purchased $101.1 million and $300.8 million, respectively, of investments from the Company. Net realized gains of $0.4 million and $0.2 million were recorded by the Company on these transactions for the six months ended June 30, 2016 and 2015, respectively. During the six months ended June 30, 2016, the Company did not purchase any investments from the IHAM Vehicles. During the six months ended June 30, 2015, the Company purchased $11.5 million of investments from the IHAM Vehicles.

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

See Note 14 for information related to IHAM’s role in the American Capital Acquisition.

5.     DEBT

In accordance with the Investment Company Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 200% after such borrowing.  On June 21, 2016, the Company, Ares Capital Management, Ares Venture Finance GP LLC and AVF LP received exemptive relief from the SEC allowing the Company to modify the Company’s calculation of asset coverage requirements to exclude the SBA Debentures (defined below).  As such, the Company’s ratio of total consolidated assets to outstanding indebtedness may be less than 200%.  This exemptive relief provides the Company with increased investment flexibility but also increases the Company’s risk related to leverage. As of June 30, 2016 the Company’s asset coverage was 234% (excluding the SBA Debentures).

The Company’s outstanding debt as of June 30, 2016 and December 31, 2015 were as follows:

	As of
	June 30, 2016					December 31, 2015
	Total Aggregate Principal Amount Committed/ Outstanding(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding(1)	Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$1,265,000	(2)	$1,165,000	$1,165,000		$1,290,000	$515,000	$515,000
Revolving Funding Facility	540,000	(3)	53,000	53,000		540,000	250,000	250,000
SMBC Funding Facility	400,000		122,000	122,000		400,000	110,000	110,000
SBA Debentures	75,000		25,000	24,446		75,000	22,000	21,491
February 2016 Convertible Notes	—		—	—	(4)	575,000	575,000	573,935	(5)
June 2016 Convertible Notes	—		—	—	(4)	230,000	230,000	228,008	(5)
2017 Convertible Notes	162,500		162,500	160,990	(5)	162,500	162,500	159,958	(5)
2018 Convertible Notes	270,000		270,000	265,694	(5)	270,000	270,000	264,392	(5)
2019 Convertible Notes	300,000		300,000	295,333	(5)	300,000	300,000	294,479	(5)
2018 Notes	750,000		750,000	744,084	(6)	750,000	750,000	742,954	(6)
2020 Notes	600,000		600,000	594,868	(7)	600,000	600,000	594,201	(7)
October 2022 Notes	182,500		182,500	178,189	(8)	182,500	182,500	177,912	(8)
2047 Notes	229,557		229,557	181,750	(9)	229,557	229,557	181,604	(9)
Total	$4,774,557		$3,859,557	$3,785,354		$5,604,557	$4,196,557	$4,113,934

(1)                                 Subject to borrowing base, leverage and other restrictions. Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.

(2)                                 Provides for a feature that allows the Company, under certain circumstances, to increase the size of the Revolving Credit Facility (as defined below) to a maximum of $1,897,500.

(3)                                 Provides for a feature that allows the Company and Ares Capital CP (as defined below), under certain circumstances, to increase the size of Revolving Funding Facility (as defined below) to a maximum of $865,000.

(4)                                 See below for more information on the repayments of the February 2016 Convertible Notes and the June 2016 Convertible Notes (each as defined below).

(5)                                 Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes (as defined below), the February 2016 Convertible Notes and the June 2016 Convertible Notes less unamortized debt issuance costs and the unaccreted discount recorded upon the issuances of such notes. As of June 30, 2016, the total unamortized debt issuance costs and the unaccreted discount for the 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes (each as defined below) were $1,510, $4,306 and $4,667, respectively. As of December 31, 2015, the total unamortized debt issuance costs and the unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes were $1,065, $1,992, $2,542, $5,608 and $5,521, respectively.

(6)                                 Represents the aggregate principal amount outstanding of the 2018 Notes (as defined below) less unamortized debt issuance costs and plus the net unamortized premium that was recorded upon the issuances of the 2018 Notes. As of June 30, 2016 and December 31, 2015, the total unamortized debt issuance costs less the net unamortized premium were $5,916 and $7,046, respectively.

(7)                                 Represents the aggregate principal amount outstanding of the 2020 Notes (as defined below) less unamortized debt issuance costs and the net unaccreted discount recorded upon the issuances of the 2020 Notes. As of June 30, 2016 and December 31, 2015, the total unamortized debt issuance costs and the net unaccreted discount were $5,132 and $5,799, respectively.

(8)                                 Represents the aggregate principal amount outstanding of the October 2022 Notes (as defined below) less unamortized debt issuance costs.  As of June 30, 2016 and December 31, 2015, the total unamortized debt issuance costs were $4,311 and $4,588, respectively.

(9)                                 Represents the aggregate principal amount outstanding of the 2047 Notes (as defined below) less the unaccreted purchased discount recorded as a part of the Allied Acquisition (as defined below). As of June 30, 2016 and December 31, 2015, the total unaccreted purchased discount was $47,807 and $47,953, respectively.

The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount, of all the Company’s outstanding debt as of June 30, 2016 were 3.9% and 5.2 years, respectively, and as of December 31, 2015 were 4.4% and 4.5 years, respectively.

Revolving Credit Facility

The Company is party to a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), which allows the Company to borrow up to $1,265,000 at any one time outstanding. For $1,195,000 of the Revolving Credit Facility, the end of the revolving period and the stated maturity date are May 4, 2020 and May 4, 2021, respectively. For the remaining $70,000 of the Revolving Credit Facility, the end of the revolving period and the stated maturity date are May 4, 2019 and May 4, 2020, respectively. The Revolving Credit Facility also provides for a feature that allows the Company, under certain circumstances, to increase in the size of the Revolving Credit Facility to a maximum of $1,897,500. The Revolving Credit Facility generally requires payments of interest at the end of each LIBOR interest period, but no less frequently than quarterly, on LIBOR based loans, and monthly payments of interest on other loans. From the end of the revolving period to the stated maturity date, the Company is required to repay outstanding principal amounts under the Revolving Credit Facility on a monthly basis in an amount equal to 1/12th of the outstanding principal amount at the end of the revolving period.

Under the Revolving Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of the Company and its consolidated subsidiaries (subject to certain exceptions) of not less than 2.0:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Credit Facility. Amounts available to borrow under the Revolving Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio that are pledged as collateral. As of June 30, 2016, the Company was in compliance in all material respects with the terms of the Revolving Credit Facility.

As of June 30, 2016 and December 31, 2015, there were $1,165,000 and $515,000 outstanding, respectively, under the Revolving Credit Facility. As of June 30, 2016, the Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $150,000. As of June 30, 2016 and December 31, 2015, the Company had $24,205 and $24,111, respectively, in letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued. As of June 30, 2016, there was $75,795 available for borrowing (net of letters of credit issued) under the Revolving Credit Facility.

Since March 26, 2015, the interest rate charged on the Revolving Credit Facility is based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility), in each case, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of June 30, 2016, the interest rate in effect was LIBOR plus 1.75%. Prior to and including March 25, 2015, the interest rate charged on the Revolving Credit Facility was based on an applicable spread of 2.00% over LIBOR or an applicable spread of 1.00% over an “alternate base rate.” As of June 30, 2016, the one, two, three and six month LIBOR was 0.47%, 0.55%, 0.65% and 0.92%, respectively. As of December 31, 2015, the one, two, three and six month LIBOR was 0.43%, 0.51%, 0.61% and 0.85%, respectively. In addition to the stated interest expense on the Revolving Credit Facility, the Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. Since March 26, 2015, the Company is also required to pay a letter of credit fee of either 2.00% or 2.25% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. Prior to and including March 25, 2015, the Company paid a letter of credit fee of 2.25% per annum on letters of credit issued.

The Revolving Credit Facility is secured by certain assets in the Company’s portfolio and excludes investments held by Ares Capital CP under the Revolving Funding Facility, those held by ACJB under the SMBC Funding Facility and those held by AVF LP under the SBA Debentures, each as described below, and certain other investments.

For the three and six months ended June 30, 2016 and 2015, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Stated interest expense	$5,226	$—	$10,145	$80
Facility fees	419	1,346	906	2,647
Amortization of debt issuance costs	634	519	1,257	1,160
Total interest and credit facility fees expense	$6,279	$1,865	$12,308	$3,887
Cash paid for interest expense	$5,426	$—	$9,722	$177
Average stated interest rate	2.24%	—%	2.24%	2.19%
Average outstanding balance	$932,473	$—	$906,648	$6,575

Revolving Funding Facility

The Company’s consolidated subsidiary, Ares Capital CP Funding LLC (“Ares Capital CP”), is party to a revolving funding facility (as amended, the “Revolving Funding Facility”), which allows Ares Capital CP to borrow up to $540,000 at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility are May 14, 2017 and May 14, 2019, respectively. The Revolving Funding Facility also includes a feature that allows, under certain circumstances, for an increase in the Revolving Funding Facility to a maximum of $865,000. See Note 14 for information regarding a potential amendment to the Revolving Funding Facility in connection with the American Capital Acquisition.

Amounts available to borrow under the Revolving Funding Facility are subject to a borrowing base that applies different advance rates to different types of assets held by Ares Capital CP. Ares Capital CP is also subject to limitations with respect to the loans securing the Revolving Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests, loans with fixed rates and loans with certain investment ratings, as well as restrictions on portfolio company leverage, which may also affect the borrowing base and therefore amounts available to borrow. The Company and Ares Capital CP are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the agreements governing the Revolving Funding Facility. As of June 30, 2016, the Company and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

As of June 30, 2016 and December 31, 2015, there was $53,000 and $250,000 outstanding, respectively, under the Revolving Funding Facility. The interest rate charged on the Revolving Funding Facility is based on an applicable spread ranging from 2.25% to 2.50% over LIBOR or ranging from 1.25% to 1.50% over a “base rate” (as defined in the agreements governing the Revolving Funding Facility) in each case, determined monthly based on the composition of the borrowing base relative to outstanding borrowings under the Revolving Funding Facility. As of June 30, 2016, the interest rate in effect was LIBOR plus 2.25%. Ares Capital CP is required to pay a commitment fee between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility.

For the three and six months ended June 30, 2016 and 2015, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Funding Facility were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Stated interest expense	$861	$33	$1,894	$453
Facility fees	568	1,110	1,075	2,335
Amortization of debt issuance costs	578	578	1,155	1,155
Total interest and credit facility fees expense	$2,007	$1,721	$4,124	$3,943
Cash paid for interest expense	$1,033	$419	$1,700	$2,062
Average stated interest rate	2.73%	2.44%	2.72%	2.42%
Average outstanding balance	$126,330	$5,429	$139,379	$37,221

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

Amounts available to borrow under the SMBC Funding Facility are subject to a borrowing base that applies an advance rate to assets held by ACJB. The Company and ACJB are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the SMBC Funding Facility. As of June 30, 2016, the Company and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

As of June 30, 2016 and December 31, 2015, there was $122,000 and $110,000 outstanding, respectively, under the SMBC Funding Facility. Since June 30, 2015, the interest rate charged on the SMBC Funding Facility is based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over a “base rate” (as defined in the agreements governing the SMBC Funding Facility), in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. As of June 30, 2016, the interest rate in effect was LIBOR plus 1.75%. Prior to and including June 30, 2015, the interest rate charged on the SMBC Funding Facility was based on an applicable spread of 2.00% over LIBOR or 1.00% over a “base rate.” As of June 30, 2016 and December 31, 2015, the interest rate in effect was based on one month LIBOR, which was 0.47% and 0.43%, respectively. ACJB is required to pay a commitment fee of between 0.35% and 0.875% per annum depending on the size of the unused portion of the SMBC Funding Facility.

For the three and six months ended June 30, 2016 and 2015, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SMBC Funding Facility were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Stated interest expense	$692	$—	$1,310	$26
Facility fees	244	430	498	847
Amortization of debt issuance costs	287	283	575	567
Total interest and credit facility fees expense	$1,223	$713	$2,383	$1,440
Cash paid for interest expense	$704	$—	$1,362	$90
Average stated interest rate	2.22%	—%	2.21%	2.16%
Average outstanding balance	$124,473	$—	$118,747	$2,398

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

The license from the SBA allows AVF LP to obtain leverage by issuing SBA-guaranteed debentures (the “SBA Debentures”), subject to issuance of a capital commitment by the SBA and other customary procedures. Leverage through the SBA Debentures is subject to required capitalization thresholds. Current SBA regulations limit the amount that any SBIC may borrow to $150,000 and as of June 30, 2016, the amount of the SBA Debentures committed to AVF LP by the SBA was $75,000. The SBA Debentures are non-recourse to the Company, have interest payable semi-annually, have a 10-year maturity and may be prepaid at any time without penalty. As of June 30, 2016, AVF LP had $25,000 of the SBA Debentures issued and outstanding, which mature between September 2025 and March 2026. As of June 30, 2016, AVF LP was in compliance in all material respects with SBA regulatory requirements.

The interest rate for the SBA Debentures is fixed at the time the SBA Debentures and other applicable SBA-guaranteed debentures can be pooled and sold to the public and is based on a spread over U.S. treasury notes with 10-year maturities. The pooling of newly issued SBA-guaranteed debentures occurs twice per year. The spread includes an annual charge as determined by the SBA (the “Annual Charge”) as well as a market-driven component. Prior to the 10-year fixed interest rate being determined, the interim interest rate charged for the SBA-guarantee debentures is based on LIBOR plus an applicable spread of 0.30% and the Annual Charge. As of June 30, 2016, the weighted average interest rate in effect for the SBA Debentures was 3.48%.

For the three and six months ended June 30, 2016, the components of interest expense, cash paid for interest expense, average stated interest rate and average outstanding balances for the SBA Debentures were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Stated interest expense	$217	$8	$399	$8
Amortization of debt issuance costs	70	38	139	38
Total interest and credit facility fees expense	$287	$46	$538	$46
Cash paid for interest expense	$—	$—	$310	$—
Average stated interest rate	3.48%	1.34%	3.31%	1.34%
Average outstanding balance	$25,000	$2,473	$24,110	$2,473

Convertible Unsecured Notes

The Company has issued $162.5 million aggregate principal amount of unsecured convertible notes that mature on March 15, 2017 (the “2017 Convertible Notes”), $270.0 million aggregate principal amount of unsecured convertible notes that mature on January 15, 2018 (the “2018 Convertible Notes”) and $300.0 million aggregate principal amount of unsecured convertible notes that mature on January 15, 2019 (the “2019 Convertible Notes” and together with the 2017 Convertible Notes and the 2018 Convertible Notes, the “Convertible Unsecured Notes”). The Convertible Notes mature upon their respective maturity dates unless previously converted or repurchased in accordance with their terms. The Company does not have the right to redeem the Convertible Unsecured Notes prior to maturity. The 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes bear interest at a rate of 4.875%, 4.750% and 4.375%, respectively, per year, payable semi-annually.

In certain circumstances, the Convertible Unsecured Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of its common stock, at the Company’s election, at their respective conversion rates (listed below as of June 30, 2016) subject to customary anti-dilution adjustments and the requirements of their respective indenture (the “Convertible Unsecured Notes Indentures”). Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Unsecured Notes only under certain circumstances set forth in the Convertible Unsecured Notes Indentures. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Unsecured Notes at any time. In addition, if the Company engages in certain corporate events as described in their respective Convertible Unsecured Notes Indenture, holders of the Convertible Unsecured Notes may require the Company to repurchase for cash all or part of the Convertible Unsecured Notes at a repurchase price equal to 100% of the principal amount of the Convertible Unsecured Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

Certain key terms related to the convertible features for each of the Convertible Unsecured Notes as of June 30, 2016 are listed below.

	2017 Convertible Notes	2018 Convertible Notes	2019 Convertible Notes
Conversion premium	17.5%	17.5%	15.0%
Closing stock price at issuance	$16.46	$16.91	$17.53
Closing stock price date	March 8, 2012	October 3, 2012	July 15, 2013
Conversion price(1)	$18.88	$19.64	$19.99
Conversion rate (shares per one thousand dollar principal amount)(1)	52.9678	50.9054	50.0292
Conversion dates	September 15, 2016	July 15, 2017	July 15, 2018

(1)                                 Represents conversion price and conversion rate, as applicable, as of June 30, 2016, taking into account certain de minimis adjustments that will be made on the conversion date.

As of June 30, 2016, the principal amounts of each series of the Convertible Unsecured Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

The Convertible Unsecured Notes Indentures contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of the Convertible Unsecured Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Unsecured Notes Indentures. As of June 30, 2016, the Company was in compliance in all material respects with the terms of the Convertible Unsecured Notes Indentures.

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

	2017 Convertible Notes	2018 Convertible Notes	2019 Convertible Notes
Debt and equity component percentages, respectively(1)	97.0% and 3.0%	98.0% and 2.0%	99.8% and 0.2%
Debt issuance costs(1)	$4,813	$5,712	$4,475
Equity issuance costs(1)	$149	$116	$9
Equity component, net of issuance costs(2)	$4,724	$5,243	$582

(1)                                 At time of issuance.

(2)                                 At time of issuance and as of June 30, 2016.

In addition to the original issue discount equal to the equity components of the Convertible Unsecured Notes, the 2018 Convertible Notes and the 2019 Convertible Notes were each issued at a discount. The Company records interest expense comprised of both stated interest expense as well as accretion of any original issue discount.

As of June 30, 2016, the components of the carrying value of the Convertible Unsecured Notes, the stated interest rate and the effective interest rate were as follows:

	2017 Convertible Notes	2018 Convertible Notes	2019 Convertible Notes
Principal amount of debt	$162,500	$270,000	$300,000
Debt issuance costs, net of amortization	(735)	(1,870)	(2,149)
Original issue discount, net of accretion	(775)	(2,436)	(2,518)
Carrying value of debt	$160,990	$265,694	$295,333
Stated interest rate	4.875%	4.750%	4.375%
Effective interest rate(1)	5.5%	5.3%	4.7%

(1)                                 The effective interest rate of the debt component of the Convertible Unsecured Notes is equal to the stated interest rate plus the accretion of original issue discount.

In February 2016, the Company repaid in full the $575.0 million aggregate principal amount of unsecured convertible notes (the “February 2016 Convertible Notes”) upon their maturity. In June 2016, the Company repaid in full the $230.0 million aggregate principal amount of unsecured convertible notes (the “June 2016 Convertible Notes”) upon their maturity.

For the three and six months ended June 30, 2016 and 2015, the components of interest expense and cash paid for interest expense for the Convertible Unsecured Notes are listed below. For the six months ended June 30, 2016 and 2015, and for the three months ended June 30, 2015, the following also includes components of interest expense and cash paid for interest expense on the February 2016 Convertible Notes and the June 2016 Convertible Notes. For the three months ended June 30, 2016, the following also includes components of interest expense and cash paid for interest expense on the June 2016 Convertible Notes.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Stated interest expense	$10,433	$19,681	$24,603	$39,361
Amortization of debt issuance costs	934	1,910	2,214	3,773
Accretion of original issue discount	1,475	3,959	4,030	7,851
Total interest expense	$12,842	$25,550	$30,847	$50,985
Cash paid for interest expense	$5,894	$5,894	$39,361	$39,361

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

2047 Notes

As part of the acquisition of Allied Capital Corporation (“Allied Capital”) in April 2010 (the “Allied Acquisition”), the Company assumed $230,000 aggregate principal amount of unsecured notes due on April 15, 2047 (the “2047 Notes” and together with the 2018 Notes, the 2020 Notes and the October 2022 Notes, the “Unsecured Notes”). The 2047 Notes bear interest at a rate of 6.875%, payable quarterly and all principal is due upon maturity. The 2047 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option, at a par redemption price of $25.00 per security plus accrued and unpaid interest. As of June 30, 2016 and December 31, 2015, the outstanding principal was $229,557 and $229,557 respectively, and the carrying value was $181,750 and $181,604, respectively. The carrying value represents the outstanding principal amount of the 2047 Notes less the unaccreted purchased discount recorded as a part of the Allied Acquisition.

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

For the three and six months ended June 30, 2016 and 2015, the components of interest expense and cash paid for interest expense for the Unsecured Notes are listed below. For the three months ended June 30, 2015, the following also includes components of interest expense and cash paid for interest expense for the 2040 Notes. For the six months ended June 30, 2015, the following also includes components of interest expense and cash paid for interest expense for the 2040 Notes and the February 2022 Notes.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Stated interest expense	$21,579	$25,455	$43,157	$52,422
Amortization of debt issuance costs	1,035	995	2,056	2,027
Accretion of purchase discount	82	76	164	246
Total interest expense	$22,696	$26,526	$45,377	$54,695
Cash paid for interest expense	$24,907	$28,782	$43,158	$42,665

The Unsecured Notes contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of such notes under certain circumstances. These covenants are subject to important limitations and exceptions set forth in the indentures governing such notes. As of June 30, 2016, the Company was in compliance in all material respects with the terms of the respective indentures governing each of the Unsecured Notes.

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

6.     DERIVATIVE INSTRUMENTS

The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. As of June 30, 2016 and December 31, 2015, the counterparty to these forward currency contracts was Bank of Montreal. Net unrealized gains or losses on foreign currency contracts are included in “net unrealized gains (losses) from foreign currency and other transactions” and net realized gains or losses on forward currency contracts are included in “net realized gains (losses) from foreign currency transactions” in the accompanying consolidated statement of operations.

During the three months ended December 31, 2015, the Company entered into an agreement with the SDLP to sell certain of the Company’s investments to the SDLP at a mutually agreed upon price on a future date. The value of the agreement with the SDLP will change as the fair value of the identified loans changes and as additional loans are added to such agreement. For the three and six months ended June 30, 2016, the unrealized gain related to this agreement was included in the “net unrealized gains (losses) from foreign currency and other transactions” in the accompanying consolidated statement of operations and as of June 30, 2016 in “other assets” in the accompanying consolidated balance sheet. See Note 16 for information on a subsequent event related to the SDLP.

Forward currency contracts and the forward sale agreement are considered undesignated derivative instruments.

Certain information related to the Company’s derivative financial instruments is presented below as of June 30, 2016 and December 31, 2015.

	As of June 30, 2016
Description	Notional Amount		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Balance Sheet Location of Net Amounts
Foreign currency forward contract	CAD	45,000	7/5/2016	$—	$221	$—	Accounts payable and other liabilities
Foreign currency forward contract		€3,174	7/5/2016	109	—	—	Other Assets
Forward sale agreement		$424,232	—	4,906	—	—	Other Assets
Total				$5,015	$221	$—

	As of December 31, 2015
Description	Notional Amount		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Balance Sheet Location of Net Amounts
Foreign currency forward contract	CAD	45,000	1/6/2016	$1,112	$—	$—	Other Assets
Foreign currency forward contract		€3,820	1/6/2016	143	—	—	Other Assets
Forward sale agreement		$316,201	—	2,602	—	—	Other Assets
Total				$3,857	$—	$—

7.     COMMITMENTS AND CONTINGENCIES

The Company has various commitments to fund investments in its portfolio as described below. As of June 30, 2016 and December 31, 2015, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) the Company’s discretion:

	As of
	June 30, 2016	December 31, 2015
Total revolving and delayed draw loan commitments	$383,674	$418,880
Less: drawn commitments	(93,901)	(122,925)
Total undrawn commitments	289,773	295,955
Less: commitments substantially at discretion of the Company	(6,833)	(6,000)
Less: unavailable commitments due to borrowing base or other covenant restrictions	—	—
Total net adjusted undrawn revolving and delayed draw loan commitments	$282,940	$289,955

Included within the total revolving and delayed draw loan commitments as of June 30, 2016 and December 31, 2015 were delayed draw loan commitments totaling $146,965 and $148,609, respectively. The Company’s commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels).

Also included within the total revolving and delayed draw loan commitments as of June 30, 2016 were commitments to issue up to $46,625 in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2016, the Company had $14,042 in letters of credit issued and outstanding under these commitments on behalf of portfolio companies. For all these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. None of these letters of credit issued and outstanding are recorded as a liability on the Company’s balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company. Of these letters of credit, $2,882 expire in 2016 and $11,160 expire in 2017.

The Company also has commitments to co-invest in the SSLP for the Company’s portion of the SSLP’s commitments to fund delayed draw loans to certain portfolio companies of the SSLP. See Note 4 for more information.

As of June 30, 2016 and December 31, 2015, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

	As of
	June 30, 2016	December 31, 2015
Total private equity commitments	$107,000	$107,000
Less: funded private equity commitments	(21,183)	(20,896)
Total unfunded private equity commitments	85,817	86,104
Less: private equity commitments substantially at discretion of the Company	(84,520)	(84,554)
Total net adjusted unfunded private equity commitments	$1,297	$1,550

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

For other portfolio investments such as investments in the SSLP Certificates, discounted cash flow analysis is the primary technique utilized to determine fair value. Expected future cash flows associated with the investment are discounted to determine a present value using a discount rate that reflects estimated market return requirements.

The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of June 30, 2016 and December 31, 2015. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of June 30, 2016
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
First lien senior secured loans	$2,554,137	Yield analysis	Market yield	5.1% - 21.8%	9.0%
Second lien senior secured loans	2,766,025	Yield analysis	Market yield	8.5% - 18.2%	10.7%
Subordinated certificates of the SSLP	1,899,754	Discounted cash flow analysis	Discount rate	9.3% - 10.3%	9.8%
Senior subordinated debt	714,238	Yield analysis	Market yield	8.3% - 14.5%	12.2%
Preferred equity securities	372,531	EV market multiple analysis	EBITDA multiple	3.8x - 14.8x	7.3	x
Other equity securities and other	585,829	EV market multiple analysis	EBITDA multiple	5.5x - 16.5x	10.2	x
Total Investments	$8,892,514

Derivatives	$4,906	Yield analysis	Market yield	6.8% - 10.0%	7.6%
Total Other Assets	$4,906

	As of December 31, 2015
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
First lien senior secured loans	$2,638,784	Yield analysis	Market yield	4.0% - 16.5%	9.2%
Second lien senior secured loans	2,861,294	Yield analysis	Market yield	8.5% - 19.5%	10.6%
Subordinated certificates of the SSLP	1,884,861	Discounted cash flow analysis	Discount rate	10.5% - 11.5%	11.0%
Senior subordinated debt	654,066	Yield analysis	Market yield	8.3% - 15.8%	12.2%
Preferred equity securities	375,830	EV market multiple analysis	EBITDA multiple	4.0x - 14.8x	7.2	x
Other equity securities and other	630,026	EV market multiple analysis	EBITDA multiple	4.0x - 14.8x	10.2	x
Total Investments	$9,044,861

Derivatives	$2,602	Yield analysis	Market yield	7.0% - 7.6%	7.4%
Total Other Assets	$2,602

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

The following table presents fair value measurements of cash and cash equivalents, investments and derivatives as of June 30, 2016:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$125,926	$125,926	$—	$—
Investments not measured at net asset value	$8,894,200	$1,686	$—	$8,892,514
Investments measured at net asset value (1)	$6,177
Total Investments	$8,900,377
Derivatives	$4,794	$—	$(112)	$4,906

(1)                                 Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

The following table presents fair value measurements of cash and cash equivalents, investments and derivatives as of December 31, 2015:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$257,056	$257,056	$—	$—
Investments not measured at net asset value	$9,048,233	$3,372	$—	$9,044,861
Investments measured at net asset value (1)	$7,263
Total Investments	$9,055,496
Derivatives	$3,857	$—	$1,255	$2,602

(1)                                 Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following table presents changes in investments that use Level 3 inputs as of and for the three and six months ended June 30, 2016:

As of and For the Three Months Ended June 30, 2016
Balance as of March 31, 2016	$9,057,159
Net realized gains	28,937
Net unrealized gains	24,361
Purchases	516,637
Sales	(161,436)
Redemptions	(586,300)
Payment-in-kind interest and dividends	11,673
Net accretion of discount on securities	1,483
Net transfers in and/or out of Level 3	—
Balance as of June 30, 2016	$8,892,514

As of and For the Six Months Ended June 30, 2016
Balance as of December 31, 2015	$9,044,861
Net realized gains	54,070
Net unrealized gains	20,589
Purchases	1,009,706
Sales	(288,483)
Redemptions	(964,919)
Payment-in-kind interest and dividends	19,850
Net accretion of discount on securities	2,815
Net transfers in and/or out of Level 3	(5,975)
Balance as of June 30, 2016	$8,892,514

As of June 30, 2016, the net unrealized depreciation on the investments that use Level 3 inputs was $85,683. For the six months ended June 30, 2016, the net transfers out of Level 3 were due to privately held equity investments converting to publicly traded stock.

The following table presents changes in derivatives that use Level 3 inputs as of and for the three and six months ended June 30, 2016:

As of and For the Three Months Ended June 30, 2016
Balance as of March 31, 2016	$4,019
Net unrealized gains	887
Balance as of June 30, 2016	$4,906

As of and For the Six Months Ended June 30, 2016
Balance as of December 31, 2015	$2,602
Net unrealized gains	2,304
Balance as of June 30, 2016	$4,906

As of June 30, 2016, the net unrealized appreciation on the derivatives that use Level 3 inputs was $4,906.

For the three and six months ended June 30, 2016, the total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the Company’s Level 3 assets still held as of June 30,

2016, and reported within the net unrealized gains (losses) from investments, foreign currency and other transactions in the Company’s consolidated statement of operations was $45,027 and $44,694, respectively.

The following table presents changes in investments that use Level 3 inputs as of and for the three and six months ended June 30, 2015:

As of and For the Three Months Ended June 30, 2015
Balance as of March 31, 2015	$8,468,594
Net realized gains	24,531
Net unrealized losses	14,323
Purchases	815,048
Sales	(351,483)
Redemptions	(415,153)
Payment-in-kind interest and dividends	4,104
Net accretion of discount on securities	996
Net transfers in and/or out of Level 3	(1,101)
Balance as of June 30, 2015	$8,559,859

As of and For the Six Months Ended June 30, 2015
Balance as of December 31, 2014	$9,016,437
Net realized gains	51,758
Net unrealized losses	(34,694)
Purchases	1,388,870
Sales	(812,559)
Redemptions	(1,063,176)
Payment-in-kind interest and dividends	12,230
Net accretion of discount on securities	2,094
Net transfers in and/or out of Level 3	(1,101)
Balance as of June 30, 2015	$8,559,859

As of June 30, 2015, the net unrealized appreciation on the investments that use Level 3 inputs was $111,229. For the three and six months ended June 30, 2015, the net transfers out of Level 3 were due to privately held equity investments converting to publicly traded stock.

For the three and six months ended June 30, 2015, the total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the Company’s Level 3 assets still held as of June 30, 2015, and reported within the net unrealized gains (losses) from investments, foreign currency and other transactions in the Company’s consolidated statement of operations was $19,035 and $(8,330), respectively.

Following are the carrying and fair values of the Company’s debt obligations as of June 30, 2016 and December 31, 2015. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	June 30, 2016			December 31, 2015
	Carrying value(1)		Fair value	Carrying value(1)		Fair value
Revolving Credit Facility	$1,165,000		$1,165,000	$515,000		$515,000
Revolving Funding Facility	53,000		53,000	250,000		250,000
SMBC Funding Facility	122,000		122,000	110,000		110,000
SBA Debentures	24,446		25,000	21,491		22,000
February 2016 Convertible Notes (principal amount outstanding of $0 and $575,000, respectively)	—	(2)	—	573,935	(3)	575,058
June 2016 Convertible Notes (principal amount outstanding of $0 and $230,000, respectively)	—	(2)	—	228,008	(3)	230,058
2017 Convertible Notes (principal amount outstanding of $162,500)	160,990	(3)	166,512	159,958	(3)	164,206
2018 Convertible Notes (principal amount outstanding of $270,000)	265,694	(3)	280,181	264,392	(3)	270,877
2019 Convertible Notes (principal amount outstanding of $300,000)	295,333	(3)	312,063	294,479	(3)	299,061
2018 Notes (principal amount outstanding of $750,000)	744,084	(4)	782,318	742,954	(4)	777,405
2020 Notes (principal amount outstanding of $600,000)	594,868	(5)	623,472	594,201	(5)	607,128
October 2022 Notes (principal amount outstanding of $182,500)	178,189	(6)	186,170	177,912	(6)	182,009
2047 Notes (principal amount outstanding of $229,557)	181,750	(7)	231,183	181,604	(7)	230,228
	$3,785,354	(8)	$3,946,899	$4,113,934	(8)	$4,233,030

(1)                                 The Revolving Credit Facility, the Revolving Funding Facility and the SMBC Funding Facility carrying values are the same as the principal amounts outstanding.

(2)                                 See Note 5 for more information on the repayments of the February 2016 Convertible Notes and the June 2016 Convertible Notes.

(3)                                 Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes less unamortized debt issuance costs and the unaccreted discount recorded upon the issuances of such notes.

(4)                                 Represents the aggregate principal amount outstanding of the 2018 Notes less unamortized debt issuance costs plus the net unamortized premium that was recorded upon the issuances of the 2018 Notes.

(5)                                 Represents the aggregate principal amount outstanding of the 2020 Notes less unamortized debt issuance costs and the net unaccreted discount recognized on the issuances of the 2020 Notes.

(6)                                 Represents the aggregate principal amount outstanding of the October 2022 Notes less unamortized debt issuance costs.

(7)                                 Represents the aggregate principal amount outstanding of the 2047 Notes less the unaccreted purchased discount.

(8)                                 Total principal amount of debt outstanding totaled $3,859,557 and $4,196,557 as of June 30, 2016 and December 31, 2015, respectively.

The following table presents fair value measurements of the Company’s debt obligations as of June 30, 2016 and December 31, 2015:

	As of
Fair Value Measurements Using	June 30, 2016	December 31, 2015
Level 1	$417,353	$412,237
Level 2	3,529,546	3,820,793
Total	$3,946,899	$4,233,030

9.     STOCKHOLDERS’ EQUITY

There were no sales of the Company’s equity securities for the six months ended June 30, 2016 and 2015. See Note 11 for information regarding shares of common stock issued or purchased in accordance with the Company’s dividend reinvestment plan.

Stock Repurchase Program

In September 2015, the Company’s board of directors approved a stock repurchase program authorizing the Company to repurchase up to $100 million in the aggregate of its outstanding common stock in the open market at certain thresholds below its net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended.  The timing, manner, price and amount of any share repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The program will be in effect until February 28, 2017, unless extended or until the approved dollar amount has been used to repurchase shares. The program does not require the Company to repurchase any specific number of shares and it cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time. As of June 30, 2016, the Company had repurchased a total of 515 shares of its common stock in the open market under the stock repurchase program since its inception in September 2015, at an average price of $13.92 per share, including commissions paid, leaving approximately $92.8 million available for additional repurchases under the program.

In May 2016, the Company suspended its stock repurchase program pending the completion of the American Capital Acquisition (see Note 14 for more information). During the six months ended June 30, 2016, the Company repurchased a total of 393 shares of the Company’s common stock in the open market for $5,477 under the stock repurchase program. The shares were repurchased at an average price of $13.94 per share, including commissions paid.

10.     EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted net increase in stockholders’ equity resulting from operations per share for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net increase in stockholders’ equity resulting from operations available to common stockholders	$157,400	$146,522	$288,941	$247,098
Weighted average shares of common stock outstanding—basic and diluted	313,954	314,469	314,124	314,289
Basic and diluted net increase in stockholders’ equity resulting from operations per share	$0.50	$0.47	$0.92	$0.79

For the purpose of calculating diluted net increase in stockholders’ equity resulting from operations per share, the average closing price of the Company’s common stock for the three and six months ended June 30, 2016 was less than the conversion price for each of the Convertible Unsecured Notes outstanding as of June 30, 2016 and 2015. For the three and six months ended June 30, 2015, the average closing price of the Company’s common stock was less than the conversion price for each the Convertible Unsecured Notes outstanding as well as the February 2016 Convertible Notes and the June 2016 Convertible Notes. Therefore, for all periods presented in the financial statements, the underlying shares for the intrinsic value of the embedded options in the Convertible Unsecured Notes, the February 2016 Convertible Notes and the June 2016 Convertible Notes have no impact on the computation of diluted net increase in stockholders’ equity resulting from operations per share.

11.    DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared and payable during the six months ended June 30, 2016 and 2015:

Date declared	Record date	Payment date	Per share amount		Total amount
May 4, 2016	June 15, 2016	June 30, 2016	$0.38		$119,303
February 26, 2016	March 15, 2016	March 31, 2016	0.38		119,452
Total declared and payable for the six months ended June 30, 2016			$0.76		$238,755

May 4, 2015	June 15, 2015	June 30, 2015	$0.38		$119,498
February 26, 2015	March 13, 2015	March 31, 2015	0.38		119,361
February 26, 2015	March 13, 2015	March 31, 2015	0.05	(1)	15,705
Total declared and payable for the six months ended June 30, 2015			$0.81		$254,564

(1)                                 Represents an additional dividend.

The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. When the Company issues new shares in connection with the dividend reinvestment plan, the issue price is equal to the closing price of its common stock on the dividend payment date. Dividend reinvestment plan activity for the six months ended June 30, 2016 and 2015, was as follows:

	For the Six Months Ended June 30,
	2016	2015
Shares issued	—	361
Average issue price per share	$—	$17.17
Shares purchased by plan agent to satisfy dividends declared and payable during the period for stockholders	765	302
Average purchase price per share	$14.55	$16.51

12.     RELATED PARTY TRANSACTIONS

In accordance with the investment advisory and management agreement, the Company bears all costs and expenses of the operation of the Company and reimburses its investment adviser or its affiliates for certain of such costs and expenses incurred in the operation of the Company. For the three and six months ended June 30, 2016, the Company’s investment adviser or its affiliates incurred such expenses totaling $1,096 and $2,707, respectively. For the three and six months ended June 30, 2015, the Company’s investment adviser or its affiliates incurred such expenses totaling $1,267 and $2,834, respectively

The Company is party to office leases pursuant to which it is leasing office facilities from third parties. For certain of these office leases, the Company has also entered into separate subleases with Ares Management LLC, the sole member of Ares Capital Management, and IHAM, pursuant to which Ares Management LLC and IHAM sublease a portion of these leases.  For the three and six months ended June 30, 2016, amounts payable to the Company under these subleases totaled $1,638 and $3,303, respectively. For the three and six months ended June 30, 2015, amounts payable to the Company under these subleases totaled $1,053 and $2,210, respectively.

Ares Management LLC has also entered into separate subleases with the Company, pursuant to which the Company subleases certain office spaces from Ares Management LLC.  For the three and six months ended June 30, 2016, amounts payable to Ares Management LLC under these subleases totaled $160 and $325, respectively. For the three and six months ended June 30, 2015, amounts payable to Ares Management LLC under these subleases totaled $187 and $374, respectively.

The Company has also entered into agreements with Ares Management LLC and IHAM, pursuant to which Ares Management LLC and IHAM are entitled to use the Company’s proprietary portfolio management software. For the three and six months ended June 30, 2016, amounts payable to the Company under these agreements totaled $25 and $50, respectively. For the three and six months ended June 30, 2015, amounts payable to the Company under these agreements totaled $25 and $50, respectively.

See Notes 3, 4, 6 and 14 for descriptions of other related party transactions.

13.   FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights as of and for the six months ended June 30, 2016 and 2015

	As of and For the Six Months Ended June 30,
Per Share Data:	2016	2015
Net asset value, beginning of period(1)	$16.46	$16.82
Net investment income for period(2)	0.69	0.73
Net realized and unrealized gains for period(2)	0.23	0.06
Net increase in stockholders’ equity	0.92	0.79
Total distributions to stockholders(3)	(0.76)	(0.81)
Net asset value at end of period(1)	$16.62	$16.80
Per share market value at end of period	$14.20	$16.46
Total return based on market value(4)	4.98%	10.63%
Total return based on net asset value(5)	5.54%	4.73%
Shares outstanding at end of period	313,954	314,469
Ratio/Supplemental Data:
Net assets at end of period	$5,218,041	$5,282,441
Ratio of operating expenses to average net assets(6)(7)	10.28%	10.13%
Ratio of net investment income to average net assets(6)(8)	8.42%	8.74%
Portfolio turnover rate(6)	23%	32%

(1)                                 The net assets used equals the total stockholders’ equity on the consolidated balance sheet.

(2)                                 Weighted average basic per share data.

(3)                                 Includes an additional dividend of $0.05 per share for the three months ended March 31, 2015.

(4)                                 For the six months ended June 30, 2016, the total return based on market value equaled the decrease of the ending market value at June 30, 2016 of $14.20 per share from the ending market value at December 31, 2015 of $14.25 per share plus the declared and payable dividends of $0.76 per share for the six months ended June 30, 2016, divided by the market value at December 31, 2015. For the six months ended June 30, 2015, the total return based on market value equaled the increase of the ending market value at June 30, 2015 of $16.46 per share from the ending market value at December 31, 2014 of $15.61 per share plus the declared and payable dividends of $0.81 per share for the six months ended June 30, 2015, divided by the market value at December 31, 2014. The Company’s shares fluctuate in value. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5)                                 For the six months ended June 30, 2016, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $0.76 per share for the six months ended June 30, 2016, divided by the beginning net asset value for the period. For the six months ended June 30, 2015, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $0.81 per share for the six months ended June 30, 2015, divided by the beginning net asset value for the period. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan, the issuance of common stock in connection with any equity offerings and the equity components of any convertible notes issued during the period. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(6)                                 The ratios reflect an annualized amount.

(7)                                 For the six months ended June 30, 2016, the ratio of operating expenses to average net assets consisted of 2.67% of base management fees, 2.79% of income based fees and capital gains incentive fees, 3.69% of the cost of borrowing and 1.13% of other operating expenses. For the six months ended June 30, 2015, the ratio of operating expenses to average net assets consisted of 2.55% of base management fees, 2.35% of income based fees and capital gains incentive fees, 4.37% of the cost of borrowing and 0.86% of other operating expenses.

(8)                                 The ratio of net investment income to average net assets excludes income taxes related to realized gains and losses.

14.    AMERICAN CAPITAL ACQUISITION

On May 23, 2016, the Company entered into a definitive agreement (the “Merger Agreement”) to acquire American Capital, Ltd. (“American Capital”), a Delaware corporation, in a cash and stock transaction (the “American Capital Acquisition”).  As of May 20, 2016, the last full trading day prior to the announcement of the American Capital Acquisition, the transaction had an implied value of approximately $4.0 billion, or $17.40 per fully diluted share of American Capital common stock.  As of June 30, 2016, the transaction had an implied value of approximately $3.9 billion, or $16.92 per fully diluted share of American Capital common stock.

Upon the completion of the American Capital Acquisition, each share of American Capital common stock issued and outstanding immediately prior to the effective time of the American Capital Acquisition will be converted into the right to receive from the Company, in accordance with the Merger Agreement, (i) $6.41 per share in cash consideration, (ii) stock consideration at the fixed exchange ratio of 0.483 shares, par value $0.001 per share, of the Company’s common stock (subject to certain limited exceptions) (the “Exchange Ratio”) and (iii) (A) if the closing occurs after the record date with respect to the Company’s dividend payable with respect to the fourth quarter of 2016, 37.5% of the Exchange Ratio times the Company’s dividend for such quarter, plus (B) if the closing occurs after the record date with respect to the Company’s dividend payable with respect to the first quarter of 2017, 75% of the Exchange Ratio times the Company’s dividend for such quarter, plus (C) if the closing occurs after the record date with respect to the Company’s dividend for any subsequent quarter, 100% of the Exchange Ratio times the Company’s dividend for such quarter.  The Exchange Ratio was fixed on the date of the Merger Agreement, and is not subject to adjustment based on changes in the trading price of the Company’s or American Capital’s common stock before the closing of the American Capital Acquisition.  Based on the number of shares of American Capital common stock outstanding on the date of the Merger Agreement, the above would result in approximately 110.8 million of the Company’s shares being exchanged for approximately 229.3 million outstanding shares of American Capital common stock, subject to adjustment in certain limited circumstances.

Additionally, in accordance with the Merger Agreement, each share of American Capital common stock issued and outstanding immediately prior to the effective time of the American Capital Acquisition will have the right to receive (i) $1.20 per share in cash from Ares Capital Management, acting solely on its own behalf (see Transaction Support Agreement discussed below) and (ii) $2.45 per share in cash, which amount represents the per share cash consideration paid to American Capital pursuant to the sale by American Capital of American Capital Mortgage Management, LLC, a wholly owned subsidiary of American Capital Asset Management, LLC (“ACAM”), a wholly owned portfolio company of American Capital, to American Capital Agency Corp.

In connection with the American Capital Acquisition, ACAM will merge with and into IHAM, with IHAM as the surviving entity.

The completion of the American Capital Acquisition is subject to certain conditions, including, among others, American Capital stockholder approval, Ares Capital stockholder approval, required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended), receipt of certain third party consents, including third party consents from certain investment funds managed by ACAM and its subsidiaries representing at least 75% of the aggregate assets under management of all such funds as of March 31, 2016 and other customary closing conditions.  While there can be no assurances as to the exact timing, or that the American Capital Acquisition will be completed at all, the Company expects to complete the American Capital Acquisition as early as the fourth quarter of 2016.

Additionally, on May 23, 2016, the Company entered into an agreement with Ares Capital Management, its investment adviser (the “Transaction Support Agreement”) in connection with the American Capital Acquisition. Under the terms of the Transaction Support Agreement, the Company’s investment adviser will (i) provide $275 million of cash consideration, or $1.20 per share of American Capital common stock, payable to American Capital stockholders in accordance with the terms and conditions set forth in the Merger Agreement at closing and (ii) waive, for each of the first ten calendar quarters beginning with the first full calendar quarter after the closing of the American Capital Acquisition, the lesser of (x) $10 million of income based fees and (y) the amount of income based fees for such quarter, in each case, to the extent earned and payable by the Company in such quarter pursuant to and as calculated under the Company’s investment advisory and management agreement. The financial support contemplated by the Transaction Support Agreement is conditioned upon completion of the American Capital Acquisition, which is subject to the closing conditions described above.

The American Capital Acquisition is expected to be accounted for as an asset acquisition in accordance with the asset acquisition method of accounting as detailed in ASC 805-50, Business Combinations-Related Issues. The fair value of the merger consideration paid by the Company is allocated to the assets acquired and liabilities assumed based on their relative fair values as of the date of acquisition and will not give rise to goodwill. If the fair value of the net assets acquired exceeds the fair value of the merger consideration paid by the Company, then the Company would recognize a deemed contribution from Ares Capital Management in an amount up to the cash consideration to be paid by Ares Capital Management described above. If the fair value of the net assets acquired exceeds the fair value of the aggregate merger consideration paid by the Company and by Ares Capital Management, then the Company would recognize a purchase accounting gain. Alternatively, if the fair value of the net assets acquired is less than the fair value of the merger consideration paid by the Company, then Ares Capital would recognize a purchase accounting loss.

Also in connection with the American Capital Acquisition, Ares Capital CP received commitments from certain lenders to provide $460.0 million in new commitments under the Revolving Funding Facility, which would bring the total commitments of the Revolving Funding Facility to $1.0 billion. The new commitments are conditioned upon completion of the American Capital Acquisition, which is subject to certain closing conditions described above, and also are subject to final documentation of the amendment to the Revolving Funding Facility.

In May 2016, in connection with the American Capital Acquisition, the Company suspended its stock repurchase program pending the completion of the American Capital Acquisition.

15.    LITIGATION

On or about June 24, 2016, Larry Sutton filed a putative shareholder class action allegedly on behalf of holders of the common stock of American Capital against the members of American Capital’s board of directors in the Circuit Court for Montgomery County, Maryland in connection with the American Capital Acquisition. The action alleges that the American Capital’s directors failed to adequately discharge their fiduciary duties to the public shareholders of American Capital by failing to take steps necessary to obtain for the shareholders the highest value available in the marketplace for their shares in the proposed American Capital Acquisition. The complaint further alleges that the directors exacerbated this failure by including deal protection devices in the proposed merger with the Company that precluded other bidders from making a higher offer to American Capital. A purported claim is asserted against the Company for aiding and abetting American Capital’s directors’ alleged breaches of their fiduciary duties. The complaint seeks to enjoin the shareholder vote on the proposed American Capital Acquisition until American Capital adopts a process to obtain a transaction providing the best available terms for the shareholders. In the event that the proposed American Capital Acquisition is completed, the complaint seeks to recover compensatory damages for all losses resulting from the alleged breaches of fiduciary duty. See Note 16 for information on three additional lawsuits filed after June 30, 2016 with respect to the American Capital Acquisition. The Company believes that this claim is without merit and intends to vigorously defend against it. See Note 14 for information regarding the American Capital Acquisition.

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

Additionally, the Company is party to certain lawsuits in the normal course of business. In addition, Allied Capital was involved in various legal proceedings that the Company assumed in connection with the Allied Acquisition. Furthermore, third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies. While the outcome of any such legal proceedings cannot at this time be predicted with certainty, the Company does not expect that these legal proceedings will materially affect its business, financial condition or results of operations.

16.    SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2016, except as disclosed below.

In July 2016, the Company and Varagon and its clients completed the initial funding of the SDLP.  As part of the initial funding, pursuant to the forward sale agreement described in Note 6 above, the Company sold $529 million of investment commitments to the SDLP, including $55 million of unfunded commitments, and recorded no realized gains or losses. Varagon and its clients sold $503 million of investment commitments to the SDLP, including $51 million of unfunded commitments.  Immediately following these sales to the SDLP, the funded SDLP portfolio totaled $926 million and was comprised of 10 first lien senior secured loans to U.S. middle-market companies and the unfunded commitments to fund delayed draw loans to certain of its portfolio companies totaled $106 million. To support the acquisition of the initial funded portfolio by the SDLP, clients of Varagon provided $704 million of capital to the SDLP in the form of notes and $28 million in the form of SDLP Certificates, while the Company provided $194 million of capital in the form of SDLP Certificates.  The Company and a client of Varagon own 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates. The Company estimates that the initial yield on its investment in the SDLP Certificates will be at least 13.5%.  Following this initial funding, the SDLP will make first lien senior secured loans directly to U.S. middle-market companies.

On or about July 12, 2016, Renee J. Bercury, Renee J. Bercury IRA, William T. Bercury, William T. Bercury IRA, Atha P. Bercury, John G. Bercury, and Bercury Homes, Ltd. filed a putative shareholder class action allegedly on behalf of holders of the common stock of American Capital against the members of American Capital’s board of directors in the Circuit Court for Montgomery County, Maryland. The action alleges that American Capital’s directors failed to adequately discharge their fiduciary duties to the public shareholders of American Capital by failing to take steps necessary to obtain for the shareholders the highest value available in the marketplace for their shares in the proposed American Capital Acquisition.  The complaint further alleges that the proposed American Capital Acquisition was the product of a flawed sales process due to the directors’ conflicts of interest and use of deal protection devices in the proposed American Capital Acquisition that precluded other bidders from making a higher offer to American Capital. A purported claim is asserted against the Company for aiding and abetting American Capital’s directors’ alleged breaches of their fiduciary duties. The complaint seeks to enjoin the shareholder vote on the proposed American Capital Acquisition until American Capital adopts a process to obtain a transaction providing the best available terms for the shareholders. In the event that the proposed American Capital Acquisition is completed, the complaint seeks to recover compensatory damages for all losses resulting from the alleged breaches of fiduciary duty. The Company believes that this claim is without merit and intends to vigorously defend against it.

On or about July 21, 2016, Garry Tischler filed a putative shareholder class action allegedly on behalf of all shareholders of American Capital against the members of American Capital’s board of directors in the Circuit Court for Montgomery County, Maryland.  The action alleges that the American Capital directors failed to adequately discharge their fiduciary duties to the shareholders of American Capital by failing to take steps necessary to obtain for the shareholders the highest value available in the marketplace for their shares in the proposed American Capital Acquisition.  The complaint further alleges that American Capital’s directors exacerbated this failure by including deal protection devices in the proposed American Capital Acquisition that precluded other bidders from making a higher offer to American Capital and by relying upon guidance from a conflicted financial advisor that owned common stock in the Company and stood to directly benefit from the proposed American Capital Acquisition. A purported claim is asserted against the Company for aiding and abetting the American Capital directors’ alleged breaches of their fiduciary duties. The complaint seeks to enjoin the proposed American Capital Acquisition, including the shareholder vote on the proposed American Capital Acquisition. In the alternative, the complaint seeks to amend or enjoin the deal protection devices as necessary to ensure a fair sales process. In the event that the American Capital Acquisition is completed, the complaint seeks to recover compensatory damages for all losses resulting from the alleged breaches of fiduciary duty. The Company believes that this claim is without merit and intends to vigorously defend against it.

On or about July 27, 2016, Paul Barba filed a putative shareholder class action allegedly on behalf of holders of the common stock of American Capital against the members of American Capital’s board of directors in the Circuit Court for Montgomery County, Maryland.  The action alleges that the directors failed to adequately discharge their fiduciary duties to the public shareholders of American Capital by engaging in a flawed sales process that commenced due to the board’s manipulation by a major shareholder, Elliott Management Corp (“Elliott”).  The complaint also alleges that the directors then failed to obtain for the shareholders the highest value available in the marketplace for their shares in the proposed American Capital Acquisition. The complaint alleges that the proposed American Capital Acquisition was the product of a flawed sales process due to Elliott’s continued manipulation of the directors, the use of deal protection devices in the proposed American Capital Acquisition that precluded other bidders from making a higher offer to American Capital, and the directors’ reliance on conflicted financial advisors with ties to the Company or Elliott.  A purported claim is asserted against the Company for aiding and abetting American Capital’s directors’ alleged breaches of their fiduciary duties.  The complaint seeks to enjoin the proposed American Capital Acquisition.  In the event that the proposed American Capital Acquisition is completed, the complaint seeks to recover compensatory damages for all losses resulting from the alleged breaches of fiduciary duty.  The Company believes that these claims are without merit and intends to vigorously defend against them.

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

•                  our contractual arrangements and relationships with third parties, including parties to our co-investment programs;

•                  the general economy and its impact on the industries in which we invest;

•                  uncertainty surrounding the financial stability of the U.S., the EU and China;

•                  Middle East turmoil and the potential for fluctuating energy prices and its impact on the industries in which we invest;

•                  the social, geographical, financial, trade and legal implications of the referendum by British voters to leave the EU in June 2016;

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

•                  the acquisition of American Capital, Ltd. (“American Capital”) (the “American Capital Acquisition”);

•                  the outcome and impact of any litigation relating to the American Capital Acquisition;

•                  the likelihood that the American Capital Acquisition is completed and the anticipated timing of its completion;

•                  the ability of our business and American Capital’s business to successfully integrate if the American Capital Acquisition is completed; and

•                  the impact to the periods following the completion of the American Capital Acquisition.

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

Since our initial public offering (“IPO”) on October 8, 2004 through June 30, 2016, our exited investments resulted in an aggregate cash flow realized internal rate of return to us of approximately 13% (based on original cash invested, net of syndications, of approximately $13.3 billion and total proceeds from such exited investments of approximately $16.3 billion). Internal rate of return is the discount rate that makes the net present value of all cash flows related to a particular investment equal to zero. Internal rate of return is gross of expenses related to investments as these expenses are not allocable to specific investments. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of a debt investment or sale of an investment or through the determination that no further consideration was collectible and, thus, a loss may have been realized. Approximately 70% of these exited investments resulted in an aggregate cash flow realized internal rate of return to us of 10% or greater.

Additionally, since our IPO on October 8, 2004 through June 30, 2016, our realized gains have exceeded our realized losses by approximately $537 million (excluding a one-time gain on the acquisition of Allied Capital Corporation (“Allied Capital”) and realized gains/losses from the extinguishment of debt and from other assets). For this same time period, our average annualized net realized gain rate was approximately 1.1% (excluding a one-time gain on the acquisition of Allied Capital and realized gains/losses from the extinguishment of debt and from other assets). Net realized gain/loss rates for a particular period are the amount of net realized gains/losses during such period divided by the average quarterly investments at amortized cost in such period.

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

Pending American Capital Acquisition

On May 23, 2016, we entered into a definitive agreement (the “Merger Agreement”) to acquire American Capital, a Delaware corporation, in a cash and stock transaction. As of May 20, 2016, the last full trading day prior to the announcement of the American Capital Acquisition, the transaction had an implied value of approximately $4.0 billion, or $17.40 per fully diluted share of American Capital common stock.  As of July 27, 2016, the transaction had an implied value of approximately $4.0 billion, or $17.43 per fully diluted share of American Capital common stock.

Upon the completion of the American Capital Acquisition, each share of American Capital common stock issued and outstanding immediately prior to the effective time of the American Capital Acquisition will be converted into the right to receive from us, in accordance with the Merger Agreement, (i) $6.41 per share in cash consideration, (ii) stock consideration at the fixed exchange ratio of 0.483 shares, par value $0.001 per share, of our common stock (subject to certain limited exceptions) (the “Exchange Ratio”) and (iii) (A) if the closing occurs after the record date with respect to the our dividend payable with respect to the fourth quarter of 2016, 37.5% of the Exchange Ratio times our dividend for such quarter, plus (B) if the closing occurs after the record date with respect to our dividend payable with respect to the first quarter of 2017, 75% of the Exchange Ratio times our dividend for such quarter, plus (C) if the closing occurs after the record date with respect to our dividend for any subsequent quarter, 100% of the Exchange Ratio times our dividend for such quarter.  The Exchange Ratio was fixed on the date of the Merger Agreement, and is not subject to adjustment based on changes in the trading price of our or American Capital’s common stock before the closing of the American Capital Acquisition.  Based on the number of shares of American Capital common stock outstanding on the date of the Merger Agreement, the above would result in approximately 110.8 million of our shares being exchanged for approximately 229.3 million outstanding shares of American Capital common stock, subject to adjustment in certain limited circumstances.

Additionally, in accordance with the Merger Agreement, each share of American Capital common stock issued and outstanding immediately prior to the effective time of the American Capital Acquisition will have the right to receive (i) $1.20 per share in cash from Ares Capital Management, acting solely on its own behalf (see Transaction Support Agreement discussed below) and (ii) $2.45 per share in cash, which amount represents the per share cash consideration paid to American Capital pursuant to the sale by American Capital of American Capital Mortgage Management, LLC, a wholly owned subsidiary of American Capital Asset Management, LLC (“ACAM”), a wholly owned portfolio company of American Capital, to American Capital Agency Corp.

In connection with the American Capital Acquisition, ACAM will merge with and into IHAM, a wholly owned portfolio company of Ares Capital, with IHAM as the surviving entity.

The Merger Agreement contains (a) customary representations and warranties of American Capital and us, including representations and warranties relating to, among others: corporate organization, capitalization, corporate authority and absence of conflicts, third party and governmental consents and approvals, reports and regulatory matters, financial statements, compliance with law and legal proceedings, absence of certain changes, taxes, employee matters, intellectual property, insurance and certain contracts, (b) limited representations and warranties from IHAM and ACAM, including representations and warranties relating to, among others: corporate organization, capitalization, corporate authority and absence of conflicts, (c) limited representations and warranties from our investment adviser, including representations and warranties relating to, among others: corporate organization, capitalization, corporate authority, absence of conflicts and regulatory matters, (d) covenants of American Capital and us to conduct our respective businesses in the ordinary course until the American Capital Acquisition is completed and (e) covenants of American Capital and ours not to take certain actions during this interim period.

Among other things, American Capital and we have agreed to, and will cause our respective affiliates, consolidated subsidiaries, and each of their respective officers, directors, managers, employees and other advisors, representatives and agents to, immediately cease and cause to be terminated all discussions and negotiations with respect to a Competing Proposal (as defined in the Merger Agreement) from a third party and not to directly or indirectly solicit or take any other action (including providing information) with the intent to solicit any inquiry, discussion, proposal or offer with respect to a Competing Proposal.

However, if either American Capital or we receive a Competing Proposal from a third party, and the board of directors of American Capital or we, as applicable, determines in good faith after consultation with our outside legal counsel and independent financial advisers that (i) failure to consider such proposal would reasonably be expected to be inconsistent with the fiduciary duties of the directors under applicable law and (ii) the Competing Proposal constitutes or is reasonably expected to result in a Superior Proposal (as defined in the Merger Agreement), then the party receiving such proposal may engage in discussions and negotiations with such third party so long as certain notice and other procedural requirements are satisfied. American Capital or we may terminate the Merger Agreement and enter into an agreement with a third party who makes a Superior Proposal, subject to certain procedural requirements and the payment of a $140 million termination fee.

The representations and warranties of each party set forth in the Merger Agreement (a) have been qualified by confidential disclosures made to the other party in connection with the Merger Agreement, (b) will not survive completion of the American Capital Acquisition and cannot be the basis for any claims under the Merger Agreement by the other party after the American Capital Acquisition is completed, (c) are qualified in certain circumstances by a materiality standard which may differ from what may be viewed as material by investors, (d) were made only as of the date of the Merger Agreement or such other date as is specified in the Merger Agreement and (e) may have been included in the Merger Agreement for the purpose of allocating risk between American Capital and we rather than establishing matters as facts.

While there can be no assurances as to the exact timing, or that the American Capital Acquisition will be completed at all, we expect to complete the American Capital Acquisition as early as the fourth quarter of 2016. The completion of the American Capital Acquisition is subject to certain conditions, including, among others, American Capital stockholder approval, our stockholder approval, required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended), receipt of certain third party consents, including third party consents from certain investment funds managed by ACAM and its subsidiaries representing at least 75% of the aggregate assets under management of all such funds as of March 31, 2016, and other customary closing conditions.

The Merger Agreement also contains certain termination rights for us and American Capital and provides that, in connection with the termination of the Merger Agreement under specified circumstances (including as more specifically described above), American Capital or us may be required to pay the other party a termination fee of $140 million.

Additionally, on May 23, 2016, we entered into an agreement with our investment adviser (the “Transaction Support Agreement”) in connection with the American Capital Acquisition. Under the terms of the Transaction Support Agreement, our investment adviser will (i) provide $275 million of cash consideration, or $1.20 per share of American Capital Common Stock, payable to American Capital stockholders in accordance with the terms and conditions set forth in the Merger Agreement at closing and (ii) waive, for each of the first ten calendar quarters beginning with the first full calendar quarter after the closing of the American Capital Acquisition, the lesser of (x) $10 million of income based fees and (y) the amount of income based fees for such quarter, in each case, to the extent earned and payable by us in such quarter pursuant to and as calculated under our investment advisory and management agreement. The financial support contemplated by the Transaction Support Agreement is conditioned upon completion of the American Capital Acquisition, which is subject to the closing conditions described above.

Also in connection with the American Capital Acquisition, our consolidated subsidiary, Ares Capital CP Funding LLC (“Ares Capital CP”) received commitments from certain lenders to provide $460.0 million in new commitments under Ares Capital CP’s revolving funding facility (as amended, the “Revolving Funding Facility”), which would bring the total commitments of the Revolving Funding Facility to $1.0 billion. The new commitments are conditioned upon completion of the American Capital Acquisition, which is subject to certain closing conditions described above, and also are subject to final documentation of the amendment to the Revolving Funding Facility.

In May 2016, in connection with the American Capital Acquisition, we suspended our stock repurchase program pending the completion of the American Capital Acquisition.

PORTFOLIO AND INVESTMENT ACTIVITY

Our investment activity for the three months ended June 30, 2016 and 2015 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the Three Months Ended June 30,
(dollar amounts in millions)	2016	2015
New investment commitments(1):
New portfolio companies	$373.4	$340.6
Existing portfolio companies(2)	166.5	479.7
Total new investment commitments(3)	539.9	820.3
Less:
Investment commitments exited(4)	758.8	783.1
Net investment commitments (exited)	$(218.9)	$37.2
Principal amount of investments funded:
First lien senior secured loans	$349.4	$316.9
Second lien senior secured loans	127.5	233.6
Subordinated certificates of the SSLP(5)	—	184.4
Senior subordinated debt	35.0	61.5
Preferred equity securities	0.2	13.9
Other equity securities	5.6	7.4
Total	$517.7	$817.7
Principal amount of investments sold or repaid:
First lien senior secured loans	$409.5	$483.6
Second lien senior secured loans	267.2	98.0
Subordinated certificates of the SSLP	—	69.7
Senior subordinated debt	23.4	80.0
Preferred equity securities	1.9	7.3
Other equity securities	18.0	8.0
Commercial real estate	—	—
Total	$720.0	$746.6
Number of new investment commitments(6)	11	21
Average new investment commitment amount	$49.1	$39.1
Weighted average term for new investment commitments (in months)	64	78
Percentage of new investment commitments at floating rates	93%	89%
Percentage of new investment commitments at fixed rates	6%	9%
Weighted average yield of debt and other income producing securities(7):
Funded during the period at amortized cost	8.7%	9.6%
Funded during the period at fair value(8)	8.6%	9.6%
Exited or repaid during the period at amortized cost	8.6%	8.5%
Exited or repaid during the period at fair value(8)	8.7%	8.4%

(1)                                 New investment commitments include new agreements to fund revolving credit facilities or delayed draw loans. See “Off Balance Sheet Arrangements” as well as Note 7 to our consolidated financial statements for the three and six months ended June 30, 2016, for more information on our commitments to fund revolving credit facilities or delayed draw loans.

(2)                                 Includes investment commitments to an unconsolidated Delaware limited liability company, the Senior Secured Loan Fund LLC (d/b/a the “Senior Secured Loan Program” or the “SSLP”) to make co-investments with GE Global Sponsor Finance LLC and General Electric Capital Corporation (“GECC”) (together, “GE”) in first lien senior secured loans of middle market companies of $186.7 million for the three months ended June 30, 2015.

(3)                                 Includes both funded and unfunded commitments. Of these new investment commitments, we funded $461.1 million and $719.3 million for the three months ended June 30, 2016 and 2015, respectively.

(4)                                 Includes both funded and unfunded commitments. For the three months ended June 30, 2016 and 2015, investment commitments exited included exits of unfunded commitments of $65.0 million and $62.3 million, respectively.

(5)                                 See “Senior Secured Loan Program” below and Note 4 to our consolidated financial statements for the three and six months ended June 30, 2016 for more information on the SSLP.

(6)                                 Number of new investment commitments represents each commitment to a particular portfolio company or a commitment to multiple companies as part of an individual transaction (e.g., the purchase of a portfolio of investments).

(7)                                 “Weighted average yield of debt and other income producing securities” is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on accruing debt and other income producing securities, divided by (b) total accruing debt and other income producing securities at amortized cost or at fair value as applicable.

(8)                                 Represents fair value for investments in the portfolio as of the most recent prior quarter end, if applicable.

As of June 30, 2016 and December 31, 2015, our investments consisted of the following:

	As of
	June 30, 2016		December 31, 2015
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured loans	$2,612.6	$2,554.1	$2,735.2	$2,638.8
Second lien senior secured loans	2,830.8	2,766.0	2,944.6	2,861.3
Subordinated certificates of the SSLP(1)	1,938.5	1,899.8	1,935.4	1,884.9
Senior subordinated debt	716.7	714.3	663.0	654.1
Preferred equity securities	458.7	372.5	435.1	375.8
Other equity securities	423.5	593.7	434.4	640.5
Commercial real estate	—	—	—	0.1
Total	$8,980.8	$8,900.4	$9,147.7	$9,055.5

(1)                                 The proceeds from these certificates were applied to co-investments with GE to fund first lien senior secured loans to 32 and 41 different borrowers as of June 30, 2016 and December 31, 2015, respectively.

The weighted average yields at amortized cost and fair value of the following portions of our portfolio as of June 30, 2016 and December 31, 2015 were as follows:

	As of
	June 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and other income producing securities(1)	9.8%	9.9%	10.1%	10.3%
Total portfolio(2)	8.9%	9.0%	9.1%	9.2%
First lien senior secured loans(2)	8.3%	8.5%	8.2%	8.5%
Second lien senior secured loans(2)	9.8%	10.0%	9.4%	9.7%
Subordinated certificates of the SSLP(2)(3)	10.0%	10.2%	12.0%	12.3%
Senior subordinated debt(2)	12.0%	12.1%	11.6%	11.7%
Income producing equity securities(2)	12.3%	13.2%	11.0%	11.7%

(1)                                 “Weighted average yield of debt and other income producing securities” is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on accruing debt and other income producing securities, divided by (b) the total accruing debt and other income producing securities at amortized cost or at fair value as applicable.

(2)                                 “Weighted average yields” are computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on the relevant accruing debt and other income producing securities, divided by (b) the total relevant investments at amortized cost or at fair value as applicable.

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

Set forth below is the grade distribution of our portfolio companies as of June 30, 2016 and December 31, 2015:

	As of
	June 30, 2016				December 31, 2015
(dollar amounts in millions)	Fair Value	%	Number of Companies	%	Fair Value	%	Number of Companies	%
Grade 1	$109.5	1.2%	11	5.1%	$28.6	0.3%	8	3.7%
Grade 2	524.6	5.9%	14	6.6%	445.6	4.9%	16	7.3%
Grade 3	7,341.0	82.5%	167	78.0%	7,824.5	86.4%	174	79.8%
Grade 4	925.3	10.4%	22	10.3%	756.8	8.4%	20	9.2%
Total	$8,900.4	100.0%	214	100.0%	$9,055.5	100.0%	218	100.0%

As of June 30, 2016 and December 31, 2015, the weighted average grade of the investments in our portfolio at fair value was 3.0 and 3.0, respectively.

As of June 30, 2016, loans on non-accrual status represented 1.3% and 0.7% of the total investments at amortized cost and at fair value, respectively. As of December 31, 2015, loans on non-accrual status represented 2.6% and 1.7% of the total investments at amortized cost and at fair value, respectively.

Senior Direct Lending Program

In December 2015, we established a joint venture with Varagon Capital Partners (“Varagon”) to make certain first lien senior secured loans, including certain stretch senior and unitranche loans, to U.S. middle-market companies. Varagon was formed in 2013 as a lending platform by American International Group, Inc. (NYSE:AIG) and other partners. The joint venture called the Senior Direct Lending Program (“the SDLP”). It is expected that the SDLP will commit and hold individual loans of up to $300 million. We may directly co-invest with the SDLP to accommodate larger transactions. We will provide capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients will provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. It is expected that we and a client of Varagon will own 87.5% and 12.5%, respectively, of any outstanding SDLP Certificates.

As of June 30, 2016, we and Varagon have agreed to make capital available to the SDLP of $2.9 billion in the aggregate, of which no amounts were funded. The SDLP will be capitalized as transactions are completed. All portfolio decisions and generally all other decisions in respect of the SDLP must be approved by an investment committee of the SDLP consisting of representatives of ours and Varagon (with approval from a representative of each required). As of June 30, 2016, we agreed to make available to the SDLP (subject to the approval of the investment committee of the SDLP as described above) approximately $591 million, of which no amounts were committed or funded. The SDLP Certificates will pay a coupon of LIBOR plus a stated spread and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, which may result in a return to the holders of the SDLP Certificates that is greater than the stated coupon. The SDLP Certificates are junior in right of payment to the senior notes and intermediate funding notes.

During the three months ended December 31, 2015, we entered into an agreement with the SDLP to sell certain of our investments to the SDLP at a mutually agreed upon price on a future date. The value of the agreement with the SDLP will change as the fair value of the identified loans changes and as additional loans are added to such agreement.

See “Recent Developments,” as well as Note 16 to our consolidated financial statements for the three and six months ended June 30, 2016 for more information regarding a subsequent event related to the SDLP.

Senior Secured Loan Program

We and GE have co-invested in first lien senior secured loans of middle market companies through the SSLP. The SSLP has been capitalized as transactions are completed. All portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of ours and GE (with approval from a representative of each required). We have provided capital to the SSLP in the form of subordinated certificates (the “SSLP Certificates”).

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

As of June 30, 2016 and December 31, 2015, we and GE had outstanding amounts funded of approximately $7.1 billion and $8.5 billion in aggregate principal amount, respectively, to the SSLP. As discussed above, we anticipate that no new investments will be made by the SSLP and that we and GE will only provide additional capital to support the SSLP’s funding of existing commitments and other amounts to its portfolio companies. As of June 30, 2016 and December 31, 2015, the SSLP had commitments to fund delayed draw loans to certain of its portfolio companies of $94.5 million and $198.6 million, respectively, which had been approved by the investment committee of the SSLP as described above.

As of June 30, 2016 and December 31, 2015, we had outstanding amounts funded of approximately $2.0 billion and $2.0 billion in aggregate principal amount, respectively, to the SSLP. Additionally, as of June 30, 2016 and December 31, 2015, we had commitments to co-invest in the SSLP for our portion of the SSLP’s commitments to fund delayed draw loans to portfolio companies of up to $14.9 million and $32.6 million, respectively. As discussed above, it is not anticipated that we will make new investments through the SSLP.

As of June 30, 2016 and December 31, 2015, the SSLP had total assets of $7.1 billion and $8.5 billion, respectively. As of June 30, 2016 and December 31, 2015, GE’s investment in the SSLP consisted of the Senior Notes of $4.8 billion and $6.2 billion, respectively, and SSLP Certificates of $286.3 million and $285.8 million, respectively. As of June 30, 2016 and December 31, 2015, we and GE owned 87.5% and 12.5%, respectively, of the outstanding SSLP Certificates.

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

As of June 30, 2016 and December 31, 2015, the portfolio was comprised of all first lien senior secured loans to U.S. middle-market companies. As of June 30, 2016 and December 31, 2015, none of these loans were on non-accrual status. The portfolio companies in the SSLP are in industries similar to the companies in our portfolio.

Below is a summary of the SSLP’s portfolio, followed by a listing of the individual first lien senior secured loans in the SSLP’s portfolio as of June 30, 2016 and December 31, 2015:

	As of
(dollar amounts in millions)	June 30, 2016	December 31, 2015
Total first lien senior secured loans(1)	$6,246.7	$8,138.5
Weighted average yield on first lien senior secured loans(2)	6.8%	6.7%
Number of borrowers in the SSLP	32	41
Largest loan to a single borrower(1)	$341.6	$345.9
Total of five largest loans to borrowers(1)	$1,479.3	$1,579.9

(1)                                 At principal amount.

(2)                                 Computed as the (a) annual stated interest rate on accruing first lien senior secured loans, divided by (b) total first lien senior secured loans at principal amount.

SSLP Loan Portfolio as of June 30, 2016

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount
ADG, LLC	Dental services provider	9/2019	8.1%	$202.9
AMZ Holding Corp.	Specialty chemicals manufacturer	12/2018	6.8%	221.2
Athletico Management, LLC and Accelerated Holdings, LLC	Provider of outpatient rehabilitation services	12/2020	6.3%	299.6
Breg, Inc.	Designer, manufacturer, and distributor of non-surgical orthopedic products for preventative, post-operative and rehabilitative use	10/2020	6.5%	148.1
Brewer Holdings Corp. and Zywave, Inc.	Provider of software and technology-enabled content and analytical solutions to insurance brokers	3/2021	8.0%	249.5
Connoisseur Media, LLC	Owner and operator of radio stations	6/2019	7.3%	100.8
DFS Holding Company, Inc.	Distributor of maintenance, repair, and operations parts, supplies, and equipment to the foodservice industry	2/2022	6.5%	191.6
Drayer Physical Therapy Institute, LLC	Outpatient physical therapy provider	7/2018	8.3%	132.5
DTI Holdco, Inc.(2)(4)	Provider of legal process outsourcing and managed services	8/2020	5.8%	289.4
ECI Purchaser Company, LLC	Manufacturer of equipment to safely control pressurized gases	12/2018	6.2%	207.2
Excelligence Learning Corporation	Developer, manufacturer and retailer of educational products	12/2020	6.8%	174.6
Gehl Foods, LLC(4)	Producer of low-acid, aseptic food and beverage products	3/2021	7.5%	156.9
III US Holdings, LLC	Provider of library automation software and systems	6/2018	6.0%	167.4
Implus Footcare, LLC	Provider of footwear and other accessories	4/2021	7.0%	261.4
Intermedix Corporation(3)	Revenue cycle management provider to the emergency healthcare industry	12/2019	5.8%	257.6
Laborie Medical Technologies Corp(4)	Developer and manufacturer of medical equipment	9/2019	7.3%	197.9
Mavis Tire Supply LLC	Auto parts retailer	10/2020	6.3%	241.2
MCH Holdings, Inc.(4)	Healthcare professional provider	1/2020	6.7%	168.5
Oak Parent, Inc.(2)	Manufacturer of athletic apparel	4/2018	7.6%	268.5
Palermo Finance Corporation	Provider of mission-critical integrated public safety software and services to local, state, and federal agencies	11/2020	7.0%	185.0
Penn Detroit Diesel Allison, LLC	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	10/2019	7.0%	60.9
Pretium Packaging, L.L.C(4)	Manufacturer and supplier of high performance plastic containers	6/2020	6.3%	216.0
Restaurant Technologies, Inc.	Provider of bulk cooking oil management services to the restaurant and fast food service industries	10/2021	6.8%	227.7
Sanders Industries Holdings, Inc.(4)	Elastomeric parts, mid-sized composite structures, and composite tooling	5/2020	6.5%	76.1
Singer Sewing Company	Manufacturer of consumer sewing machines	6/2017	7.3%	185.5
Square Brands International, LLC	Franchisor and operator of specialty battery and light bulb retail stores	6/2021	6.7%	198.5
STATS Acquisition, LLC	Sports technology, data and content company	6/2020	8.5%	101.9
TA THI Buyer, Inc. and TA THI Parent, Inc.(4)	Collision repair company	7/2020	6.5%	341.6
The Linen Group	Provider of outsourced commercial linen and laundry services	8/2019	8.0%	95.7
U.S. Anesthesia Partners, Inc.(3)	Anesthesiology service provider	12/2019	6.0%	260.1
WCI-Quantum Holdings, Inc.(4)	Distributor of instructional products, services and resources	10/2020	5.8%	80.7
Woodstream Group, Inc.	Pet products manufacturer	5/2022	7.3%	280.2
				$6,246.7

(1)                                 Represents the weighted average annual stated interest rate as of June 30, 2016. All interest rates are payable in cash.

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

The amortized cost and fair value of our SSLP Certificates were $1.9 billion and $1.9 billion, respectively, as of June 30, 2016, and $1.9 billion and $1.9 billion, respectively, as of December 31, 2015. As described above, the SSLP Certificates pay a weighted average coupon of LIBOR plus approximately 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the underlying loan portfolio, which may result in a return to the holders of the SSLP Certificates that is greater than both the coupon on the SSLP Certificates as well as the weighted average yield on the SSLP’s portfolio of 6.8% and 6.7% as of June 30, 2016 and December 31, 2015, respectively. Our yield on our investment in the SSLP at amortized cost and fair value was 10.0% and 10.2%, respectively, as of June 30, 2016, and 12.0% and 12.3%, respectively, as of December 31, 2015. For the three and six months ended June 30, 2016, we earned interest income of $57.6 million and $116.4 million, respectively, from our investment in the SSLP Certificates. For the three and six months ended June 30, 2015, we earned interest income of $69.9 million and $138.2 million, respectively, from our investment in the SSLP Certificates.

We are also entitled to certain fees in connection with the SSLP. For the three and six months ended June 30, 2016, in connection with the SSLP, we earned capital structuring service, sourcing and other fees totaling $5.7 million and $11.4 million, respectively. For the three and six months ended June 30, 2015, in connection with the SSLP, we earned capital structuring service, sourcing and other fees totaling $18.7 million and $33.4 million, respectively.

Selected financial information for the SSLP as of June 30, 2016 and December 31, 2015 and for the six months ended June 30, 2016 and 2015, was as follows:

	As of
(in millions)	June 30, 2016	December 31, 2015
Selected Balance Sheet Information:
Investments in loans receivable, net	$6,210.7	$8,090.0
Cash and other assets	877.7	437.4
Total assets	$7,088.4	$8,527.4

Senior notes	$4,820.5	$6,248.4
Other liabilities	56.9	72.8
Total liabilities	4,877.4	6,321.2
Subordinated certificates and members’ capital	2,211.1	2,206.2
Total liabilities and members’ capital	$7,088.4	$8,527.4

	For the Six Months Ended June 30,
(in millions)	2016	2015
Selected Statement of Operations Information:
Total interest and other income	$271.9	$338.1
Interest expense	92.4	115.0
Management and sourcing fees	28.8	36.5
Other expenses	13.2	29.0
Total expenses	134.4	180.5
Net income	$137.5	$157.6

RESULTS OF OPERATIONS

For the three and six months ended June 30, 2016 and 2015

Operating results for the three and six months ended June 30, 2016 and 2015 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Total investment income	$245.3	$249.5	$493.3	$502.7
Total expenses	136.0	138.4	266.1	266.4
Net investment income before income taxes	109.3	111.1	227.2	236.3
Income tax expense, including excise tax	4.0	2.6	9.2	6.1
Net investment income	105.3	108.5	218.0	230.2
Net realized gains on investments and foreign currency transactions	30.6	24.2	58.0	56.0
Net unrealized gains (losses) on investments, foreign currency and other transactions	21.5	13.8	13.0	(35.3)
Realized losses on extinguishment of debt	—	—	—	(3.8)
Net increase in stockholders’ equity resulting from operations	$157.4	$146.5	$289.0	$247.1

Net income can vary substantially from period to period due to various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net increase in stockholders’ equity resulting from operations may not be meaningful.

Investment Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Interest income from investments	$204.0	$201.3	$411.2	$399.9
Capital structuring service fees	12.2	23.1	27.8	43.2
Dividend income	20.8	14.8	37.3	39.4
Management and other fees	4.6	6.2	9.6	12.3
Other income	3.7	4.1	7.4	7.9
Total investment income	$245.3	$249.5	$493.3	$502.7

The increase in interest income from investments for the three months ended June 30, 2016 from the comparable period in 2015 was primarily due to an increase in the size of our portfolio, partially offset by a decrease in the weighted average yield of our portfolio. The size of our portfolio increased from an average of $8.4 billion at amortized cost for the three months ended June 30, 2015 to an average of $9.1 billion at amortized cost for the comparable period in 2016. The weighted average yield of our portfolio decreased from 9.6% for the three months ended June 30, 2015 to 9.1% for the comparable period in 2016, primarily driven by the decrease in the yield of the SSLP Certificates. The decrease in capital structuring service fees for the three months ended June 30, 2016 from the comparable period in 2015 was due to the decrease in new investment commitments, which decreased from $820.3 million for the three months ended June 30, 2015 to $539.9 million for the comparable period in 2016 as well as the decrease in the weighted average capital structuring fees received on new investment commitments, which decreased from 2.8% for the three months ended June 30, 2015 to 2.2% in the comparable period in 2016. This decline was in part driven by the SSLP no longer making new investments. Dividend income for the three months ended June 30, 2016 and 2015 included dividends received from IHAM totaling $10.0 million for both periods. Also during the three months ended June 30, 2016, we received $4.6 million in other non-recurring dividends from non-income producing equity securities compared to $1.8 million for the comparable period in 2015. Dividend income for the three months ended June 30, 2016 also included new recurring dividends of $2.5 million. The decrease in management and other fees for the three months ended June 30, 2016 from the comparable period in 2015 was primarily due to lower sourcing fees from the SSLP driven by the decrease in size of the SSLP portfolio.

The increase in interest income from investments for the six months ended June 30, 2016 from the comparable period in 2015 was primarily due to an increase in the size of our portfolio,  partially offset by a decrease in the weighted average yield of our portfolio. The size of our portfolio increased from an average of $8.6 billion at amortized cost for the six months ended June 30, 2015 to an average of $9.1 billion at amortized cost for the comparable period in 2016. The weighted average yield of our portfolio decreased from 9.4% for the six months ended June 30, 2015 to 9.1% for the comparable period in 2016, primarily driven by the decrease in the yield of the SSLP Certificates. The decrease in capital structuring service fees for the six months ended June 30, 2016 from the comparable period in 2015 was due to the decrease in new investment commitments, which decreased from $1.3 billion for the six months ended June 30, 2015 to $1.0 billion for the comparable period in 2016, as well as the decrease in the weighted average capital structuring service fees received on new investment commitments, which decreased from 3.3% for the six months ended June 30, 2015 to 2.7% for the comparable period in 2016. This decline was in part driven by the SSLP no longer making new investments. Dividend income for the six months ended June 30, 2016 and 2015 included dividends received from IHAM totaling $20.0 million and $30.0 million, respectively. The dividends received from IHAM for the six months ended June 30, 2015 included additional dividends of $10.0 million that were paid in addition to the quarterly dividends generally paid by IHAM. IHAM paid the additional dividends out of accumulated earnings that had previously been retained by IHAM. Also during the six months ended June 30, 2016, we received $5.3 million in other non-recurring dividends from non-income producing equity securities compared to $3.3 million for the comparable period in 2015.  Dividend income for the six months ended June 30, 2016 also included new recurring dividends of $4.9 million. The decrease in management and other fees for the six months ended June 30, 2016 from the comparable period in 2015 was primarily due to lower sourcing fees from the SSLP driven by the decrease in size of the SSLP portfolio.

Operating Expenses

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Interest and credit facility fees	$45.3	$56.4	$95.6	$115.0
Base management fees	34.5	33.0	69.2	66.9
Income based fees	28.9	29.0	58.0	58.3
Capital gains incentive fees	10.4	7.7	14.2	3.5
Administrative fees	3.3	3.5	6.8	7.0
Professional fees and other costs related to the American Capital Acquisition	6.6	—	8.0	—
Other general and administrative	7.0	8.8	14.3	15.7
Total operating expenses	$136.0	$138.4	$266.1	$266.4

Interest and credit facility fees for the three and six months ended June 30, 2016 and 2015, were comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Stated interest expense	$39.0	$45.2	$81.5	$92.4
Facility fees	1.2	2.9	2.5	5.8
Amortization of debt issuance costs	3.5	4.3	7.4	8.7
Accretion of net discount on notes payable	1.6	4.0	4.2	8.1
Total interest and credit facility fees	$45.3	$56.4	$95.6	$115.0

Stated interest expense for the three months ended June 30, 2016 decreased from the comparable period in 2015 primarily due to the decrease in our weighted average stated interest rate of our debt outstanding, partially offset by an increase in the average principal amount of debt outstanding. The weighted average stated interest rate on our outstanding debt was 4.0% for the three months ended June 30, 2016 as compared to 5.2% for the comparable period in 2015 primarily as a result of the maturity of the higher cost $575.0 million aggregate principal amount of unsecured convertible notes (the “February 2016 Convertible Notes”) and the $230.0 million aggregate principal amount of unsecured convertible notes (the “June 2016 Convertible Notes”) and increased utilization of our lower cost revolving facilities. For the three months ended June 30, 2016, our average principal debt outstanding increased to $3.9 billion as compared to $3.5 billion for the comparable period in 2015. Facility fees for the three months ended June 30, 2016 decreased from the comparable period in 2015 primarily due to the increased utilization of our revolving facilities resulting in lower unused commitment fees. Amortization of debt issuance costs and accretion of net discount on notes payable for the three months ended June 30, 2016 decreased from the comparable period in 2015 primarily due to the maturity of the February 2016 Convertible Notes and the June 2016 Convertible Notes.

Stated interest expense for the six months ended June 30, 2016 decreased from the comparable period in 2015 primarily due to the decrease in our weighted average stated interest rate of our debt outstanding, partially offset by an increase in the average principal amount of debt outstanding. The weighted average stated interest rate on our outstanding debt was 4.1% for the six months ended June 30, 2016 as compared to 5.2% for the comparable period in 2015 primarily as a result of the repayment upon maturity of the higher cost February 2016 Convertible Notes and June 2016 Convertible Notes as well as increased utilization of our lower cost revolving facilities. For the six months ended June 30, 2016, our average principal debt outstanding increased to $4.0 billion as compared to $3.6 billion for the comparable period in 2015.  Facility fees for the six months ended June 30, 2016 decreased from the comparable period in 2015 primarily due to the increased utilization of our revolving facilities resulting in lower unused commitment fees. Amortization of debt issuance costs and accretion of net discount on notes payable for the six months ended June 30, 2016 decreased from the comparable period in 2015 primarily due to the maturity of the February 2016 Convertible Notes and the June 2016 Convertible Notes.

The increase in base management fees for the three and six months ended June 30, 2016 from the comparable period in 2015 was primarily due to the increase in the size of the portfolio. The decrease in income based fees for the three and six months ended June 30, 2016 from the comparable period in 2015 was primarily due to the decrease in net investment income excluding income based fees and capital gains incentive fees.

For the three and six months ended June 30, 2016, the capital gains incentive fees expense calculated in accordance with U.S. generally accepted accounting principles (“GAAP”) was $10.4 million and $14.2 million, respectively. For the three and six months ended June 30, 2015, the capital gains incentive fees expense calculated in accordance with GAAP was $7.7 million and $3.5 million, respectively. Capital gains incentive fee expense accrual for the three months ended June 30, 2016 increased from the comparable period in 2015 primarily due to net gains on investments, foreign currency and other transactions and the extinguishment of debt during the three months ended June 30, 2016 of $52.1 million compared to net gains of $38.0 million during the three months ended June 30, 2015. Capital gains incentive fee expense accrual for the six months ended June 30, 2016 increased from the comparable period in 2015 primarily due to net gains on investments, foreign currency and other transactions and the extinguishment of debt during the six months ended June 30, 2016 of $70.9 million compared to net gains of $16.9 million during the six months ended June 30, 2015. The capital gains incentive fee accrued under GAAP includes an accrual related to unrealized capital appreciation, whereas the capital gains incentive fee actually payable under our investment advisory and management agreement does not. There can be no assurance that such unrealized capital appreciation will be realized in the future. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. As of June 30, 2016, the total capital gains incentive fee accrual calculated in accordance with GAAP was $56.5 million. As of June 30, 2016, there was no capital gains incentive fee actually payable under our investment advisory and management agreement. See Note 3 to our consolidated financial statements for the three and six months ended June 30, 2016, for more information on the base management fees, income based fees and capital gains incentive fees.

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

For the three and six months ended June 30, 2016, the Company incurred $6.5 million and $8.0 million, respectively, in professional fees and other costs related to the American Capital Acquisition that were not incurred in the comparable periods in 2015.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. If we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax on estimated excess taxable income as such taxable income is earned. For the three and six months ended June 30, 2016, we recorded a net expense of $3.0 million and $6.0 million, respectively, for U.S. federal excise tax. For the three and six months ended June 30, 2015, we recorded a net expense of $2.4 million and $4.0 million, respectively, for U.S. federal excise tax.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three and six months ended June 30, 2016, we recorded a tax expense of approximately $1.0 million and $3.2 million, respectively, for these subsidiaries. For the three and six months ended June 30, 2015, we recorded a tax expense of approximately $0.2 million and $2.1 million, respectively, for these subsidiaries.

Net Realized Gains/Losses

During the three months ended June 30, 2016, we had $751.7 million of sales, repayments or exits of investments resulting in $33.2 million of net realized gains on investments. These sales, repayments or exits included $35.7 million of investments sold to IHAM and certain vehicles managed by IHAM. A net realized gain of $0.3 million was recorded on these transactions. See Note 4 to our consolidated financial statements for the three and six months ended June 30, 2016 for more detail on IHAM and its managed vehicles. During the three months ended June 30, 2016, net realized gains on investments of $33.2 million were comprised of $34.3 million of gross realized gains and $1.1 million of gross realized losses.

The net realized gains on investments during the three months ended June 30, 2016 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Napa Management Services Corporation	$15.5
Netsmart Technologies, Inc.	7.7
WorldPay Group PLC	4.2
Other, net	5.8
Total	$33.2

During the three months ended June 30, 2016, we also recognized net realized losses on foreign currency transactions of $2.5 million.

During the three months ended June 30, 2015, we had $756.6 million of sales, repayments or exits of investments resulting in $24.9 million of net realized gains on investments. These sales, repayments or exits included $42.9 million of investments sold to IHAM and certain vehicles managed by IHAM. A net realized gain of $0.1 million was recorded on these transactions. During the three months ended June 30, 2015, net realized gains on investments of $24.9 million were comprised of $26.7 million of gross realized gains and $1.8 million of gross realized losses.

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

During the six months ended June 30, 2016, we had $1,256.2 million of sales, repayments or exits of investments resulting in $58.7 million of net realized gains on investments. These sales, repayments or exits included $101.1 million of investments sold to IHAM and certain vehicles managed by IHAM. A net realized gain of $0.4 million was recorded on these transactions. See Note 4 to our consolidated financial statements for the three and six months ended June 30, 2016 for more detail on IHAM and its managed vehicles. During the six months ended June 30, 2016, net realized gains on investments of $58.7 million were comprised of $59.8 million of gross realized gains and $1.1 million of gross realized losses.

The net realized gains on investments during the six months ended June 30, 2016 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Napa Management Services Corporation	$15.5
Physiotherapy Associates Holdings, Inc.	8.1
Netsmart Technologies, Inc.	7.7
AllBridge Financial, LLC	6.3
Lakeland Tours, LLC	4.9
WorldPay Group PLC	4.2
MedAssets, Inc.	3.0
Other, net	9.0
Total, net	$58.7

During the six months ended June 30, 2016, we also recognized net realized losses on foreign currency transactions of $0.7 million.

During the six months ended June 30, 2015, we had $1.9 billion of sales, repayments or exits of investments resulting in $52.1 million of net realized gains on investments. These sales, repayments or exits included $300.8 million of investments sold to IHAM and certain vehicles managed by IHAM. A net realized gain of $0.2 million was recorded on these transactions. During the six months ended June 30, 2015, net realized gains on investments of $52.1 million were comprised of $55.4 million of gross realized gains and $3.3 million of gross realized losses.

The net realized gains on investments during the six months ended June 30, 2015 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Tripwire, Inc.	$13.8
TAP Holdings, LLC	11.2
Protective Industries, Inc.	8.1
Driven Brands, Inc.	5.5
Implus Footcare, LLC	3.5
Woodstream Corporation	3.2
Panda Temple Power, LLC	2.4
Other, net	4.4
Total	$52.1

During the six months ended June 30, 2015 we also recognized net realized gains on foreign currency transactions of $3.9 million. In addition, during the six months ended June 30, 2015, we redeemed the entire outstanding $143.8 million principal amount of the unsecured notes that were scheduled to mature on February 15, 2022. The total redemption price (including accrued and unpaid interest) was $144.6 million, which resulted in a realized loss on the extinguishment of debt of $3.8 million.

Net Unrealized Gains/Losses

We value our portfolio investments quarterly and the changes in value are recorded as unrealized gains or losses in our consolidated statement of operations. Net unrealized gains and losses for our portfolio for the three and six months ended June 30, 2016 and 2015, were comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Unrealized appreciation	$114.2	$64.3	$158.0	$80.2
Unrealized depreciation	(72.3)	(42.4)	(112.7)	(81.7)
Net unrealized (appreciation) depreciation reversed related to net realized gains or losses(1)	(23.5)	(8.2)	(32.3)	(32.4)
Total net unrealized gains (losses)	$18.4	$13.7	$13.0	$(33.9)

(1)                                 The net unrealized (appreciation) depreciation reversed related to net realized gains or losses represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior period.

The changes in net unrealized appreciation and depreciation during the three months ended June 30, 2016 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Primexx Energy Corporation	$16.2
UL Holding Co., LLC	12.7
Senior Secured Loan Fund LLC	10.0
The Step2 Company, LLC	7.4
Community Education Centers, Inc.	5.9
TA THI Buyer, Inc.	3.6
The Hygenic Corporation	3.5
Green Energy Partners	3.5
ADF Restaurant Group, LLC	3.4
PERC Holdings 1 LLC	2.9
Spin HoldCo Inc.	2.8
American Seafoods Investors LLC	2.4
Lonestar Prospects, Ltd.	2.2
Liquid Light, Inc.	(2.1)
Indra Holdings Corp.	(2.4)
Poplicus Incorporated	(2.6)
Competitor Group, Inc.	(3.0)
FastMed Holdings I, LLC	(3.6)
Nordco Inc.	(4.1)
Feradyne Outdoors, LLC	(4.4)
Infilaw Holding, LLC	(5.3)
CCS Intermediate Holdings, LLC	(14.7)
Instituto de Banca y Comercio, Inc.	(14.8)
Other, net	22.4
Total	$41.9

During the three months ended June 30, 2016, we also recognized net unrealized gains on foreign currency and other transactions of $3.1 million.

The changes in net unrealized appreciation and depreciation during the three months ended June 30, 2015 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Cast & Crew Payroll, LLC	$13.3
Ivy Hill Asset Management, L.P.	5.3
Ciena Capital LLC	3.6
OTG Management, LLC	3.0
Physiotherapy Associates Holdings, Inc.	2.2
SK SPV IV, LLC	2.1
The Step2 Company, LLC	2.0
Wellspring Distribution Corp	2.0
UL Holding Co., LLC and Universal Lubricants, LLC	(3.6)
CCS Intermediate Holdings, LLC and CCS Group Holdings, LLC	(5.1)
Senior Secured Loan Fund LLC	(18.1)
Other, net	15.2
Total	$21.9

The changes in net unrealized appreciation and depreciation during the six months ended June 30, 2016 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
UL Holding Co., LLC	$22.2
The Step2 Company, LLC	15.7
Primexx Energy Corporation	12.4
Senior Secured Loan Fund LLC	11.8
ADF Restaurant Group, LLC	11.7
Community Education Centers, Inc.	10.8
R3 Education, Inc.	5.1
Spin HoldCo Inc.	4.2
Green Energy Partners	4.2
TA THI Buyer, Inc.	4.1
2329497 Ontario Inc.	3.5
Orion Foods, LLC	3.2
The Hygenic Corporation	2.8
American Seafoods Investors LLC	2.2
Lonestar Prospects, Ltd.	2.2
McKenzie Sports Products, LLC	2.1
Liquid Light, Inc.	(2.1)
Poplicus Incorporated	(2.5)
Competitor Group, Inc.	(3.9)
Things Remembered, Inc.	(4.1)
Feradyne Outdoors, LLC	(4.2)
Ivy Hill Asset Management, L.P.	(4.3)
Nordco Inc.	(4.9)
FastMed Holdings I, LLC	(5.1)
Indra Holdings Corp.	(8.1)
Infilaw Holding, LLC	(10.2)
CCS Intermediate Holdings, LLC	(14.9)
Instituto de Banca y Comercio, Inc.	(23.7)
Other, net	15.1
Total, net	$45.3

During the six months ended June 30, 2016, we also recognized net unrealized losses on foreign currency and other transactions of $0.0 million.

The changes in net unrealized appreciation and depreciation during the six months ended June 30, 2015 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Cast & Crew Payroll, LLC	$17.6
Ciena Capital LLC	7.3
The Step2 Company, LLC	3.0
OTG Management, LLC	2.7
Monte Nido Holdings, LLC	2.2
Physiotherapy Associates Holdings, Inc.	2.2
SK SPV IV, LLC	2.1
TA THI Buyer, Inc. and TA THI Parent, Inc.	2.1
Wellspring Distribution Corp	2.0
Petroflow Energy Corporation	(2.1)
R3 Education, Inc.	(2.4)
Indra Holdings Corp.	(2.5)
New Trident Holdcorp, Inc.	(2.5)
Infilaw Holding, LLC	(2.8)
ADF Capital, Inc.	(3.5)
UL Holding Co., LLC and Universal Lubricants, LLC	(3.5)
2329497 Ontario Inc.	(4.2)
CCS Intermediate Holdings, LLC and CCS Group Holdings, LLC	(5.0)
Ivy Hill Asset Management, L.P.	(14.8)
Senior Secured Loan Fund LLC	(17.6)
Other, net	18.2
Total	$(1.5)

During the six months ended June 30, 2015, we also recognized net unrealized losses on foreign currency and other transactions of $1.3 million.

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

As of June 30, 2016, we had $125.9 million in cash and cash equivalents and $3.9 billion in total aggregate principal amount of debt outstanding ($3.8 billion at carrying value). Subject to leverage, borrowing base and other restrictions, we had approximately $0.9 billion available for additional borrowings under the Facilities and the SBA Debentures as of June 30, 2016.

We may from time to time seek to retire or repurchase our common stock through cash purchases, as well as retire, cancel or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. Such purchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. The amounts involved may be material. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the Investment Company Act, is at least 200% after such borrowing. On June 21, 2016, we received exemptive relief from the SEC allowing us to modify our calculation of asset coverage requirements to exclude the SBA Debentures. This exemptive relief provides us with increased investment flexibility but also increases our risk related to leverage. As of June 30, 2016, our asset coverage was 234% (excluding the SBA Debentures).

Equity Capital Activities

As of June 30, 2016 and December 31, 2015, our total equity market capitalization was $4.5 billion and $4.5 billion, respectively. There were no sales of our equity securities during the six months ended June 30, 2016 and 2015.

In September 2015, our board of directors approved a stock repurchase program authorizing us to repurchase up to $100 million in the aggregate of our outstanding common stock in the open market at certain thresholds below our net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended.  The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. Our stock repurchase program expires on February 28, 2017. The program does not require us to repurchase any specific number of shares and we cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time. As of June 30, 2016, we had repurchased a total of 514,677 shares of our common stock in the open market under the stock repurchase program since its inception in September 2015, at an average price of $13.92 per share, including commissions paid, leaving approximately $92.8 million available for additional repurchases under the program.

In connection with our stock repurchase program, in March 2016, we entered into a Rule 10b5-1 plan to repurchase shares of our common stock in accordance with certain parameters set forth in such plan. In May 2016, we suspended our stock repurchase program pending the completion of the American Capital Acquisition. See “Pending American Capital Acquisition” above and Note 14 to our consolidated financial statements for the three and six months ended June 30, 2016 for more information. During the six months ended June 30, 2016, we repurchased a total of 393,056 shares of our common stock in the open market for $5.5 million under the stock repurchase program. The shares were repurchased at an average price of $13.94 per share, including commissions paid.

Debt Capital Activities

Our debt obligations consisted of the following as of June 30, 2016 and December 31, 2015:

	As of
	June 30, 2016					December 31, 2015
(in millions)	Total Aggregate Principal Amount Available/ Outstanding(1)		Principal Amount	Carrying Value		Total Aggregate Principal Amount Available/ Outstanding(1)		Principal Amount	Carrying Value
Revolving Credit Facility	$1,265.0	(2)	$1,165.0	$1,165.0		$1,290.0	(2)	$515.0	$515.0
Revolving Funding Facility	540.0	(3)	53.0	53.0		540.0		250.0	250.0
SMBC Funding Facility	400.0		122.0	122.0		400.0		110.0	110.0
SBA Debentures	75.0		25.0	24.4		75.0		22.0	21.4
February 2016 Convertible Notes	—		—	—	(4)	575.0		575.0	573.9	(5)
June 2016 Convertible Notes	—		—	—	(4)	230.0		230.0	228.0	(5)
2017 Convertible Notes	162.5		162.5	161.0	(5)	162.5		162.5	160.0	(5)
2018 Convertible Notes	270.0		270.0	265.7	(5)	270.0		270.0	264.4	(5)
2019 Convertible Notes	300.0		300.0	295.3	(5)	300.0		300.0	294.5	(5)
2018 Notes	750.0		750.0	744.1	(6)	750.0		750.0	743.0	(6)
2020 Notes	600.0		600.0	594.9	(7)	600.0		600.0	594.2	(7)
October 2022 Notes	182.5		182.5	178.2	(8)	182.5		182.5	177.9	(8)
2047 Notes	229.6		229.6	181.7	(9)	229.6		229.6	181.6	(9)
Total	$4,774.6		$3,859.6	$3,785.3		$5,604.6		$4,196.6	$4,113.9

(1)                                 Subject to borrowing base, leverage and other restrictions. Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.

(2)                                 Provides for a feature that allows us, under certain circumstances, to increase the size of the Revolving Credit Facility (as defined below) to a maximum of $1,897.5 million.

(3)                                 Provides for a feature that allows us and our consolidated subsidiary, Ares Capital CP, under certain circumstances, to increase the size of the Revolving Funding Facility to a maximum of $865.0 million.

(4)                                 See below for more information on the repayment of the February 2016 Convertible Notes and the June 2016 Convertible Notes.

(5)                                 Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes (as defined below), the February 2016 Convertible Notes and the June 2016 Convertible Notes less unamortized debt issuance costs and the unaccreted discount recorded upon the issuances of such notes. As of June 30, 2016, the total unamortized debt issuance costs and the unaccreted discount for the 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes (each as defined below) were $1.5 million, $4.3 million and $4.7 million, respectively. As of December 31, 2015, the total unamortized debt issuance costs and the unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes were $1.1 million, $2.0 million, $2.5 million, $5.6 million and $5.5 million, respectively.

(6)                                 Represents the aggregate principal amount outstanding of the 2018 Notes (as defined below) less unamortized debt issuance costs and plus the net unamortized premium that was recorded upon the issuances of the 2018 Notes. As of June 30, 2016 and December 31, 2015, the total unamortized debt issuance costs less the net unamortized premium were $5.9 million and $7.0 million, respectively.

(7)                                 Represents the aggregate principal amount outstanding of the 2020 Notes (as defined below) less unamortized debt issuance costs and the net unaccreted discount recorded upon the issuances of the 2020 Notes. As of June 30, 2016, and December 31, 2015, the total unamortized debt issuance costs and the net unaccreted discount were $5.1 million and $5.8 million, respectively.

(8)                                 Represents the aggregate principal amount outstanding of the October 2022 Notes (as defined below) less unamortized debt issuance costs. As of June 30, 2016 and December 31, 2015, the total unamortized debt issuance costs were $4.3 million and $4.6 million, respectively.

(9)                                 Represents the aggregate principal amount outstanding of the 2047 Notes (as defined below) less the unaccreted purchased discount recorded as part of the acquisition of Allied Capital Corporation in April 2010 (the “Allied Acquisition”). As of June 30, 2016 and December 31, 2015, the total unaccreted purchased discount was $47.9 million and $48.0 million, respectively.

The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount, of all our debt outstanding as of June 30, 2016 were 3.9% and 5.2 years, respectively, and as of December 31, 2015 were 4.4% and 4.5 years, respectively.

The ratio of total principal amount of debt outstanding to stockholders’ equity as of June 30, 2016 was 0.74:1.00 compared to 0.81:1.00 as of December 31, 2015.

Revolving Credit Facility

We are party to a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), which allows us to borrow up to $1,265.0 million at any one time outstanding. For $1,195.0 million of the Revolving Credit Facility, the end of the revolving period and the stated maturity date are May 4, 2020 and May 4, 2021, respectively. For the remaining $70 million of the Revolving Credit Facility, the end of the revolving period and the stated maturity date are May 4, 2019 and May 4, 2020, respectively. The Revolving Credit Facility also provides for a feature that allowed us, under certain circumstances, to increase the size of the Revolving Credit Facility to a maximum of 1,897.5 million. The interest rate charged on the Revolving Credit Facility is based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00%

over an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility), in each case, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of June 30, 2016, the interest rate in effect was LIBOR plus 1.75%. We are also required to pay a letter of credit fee of either 2.00% or 2.25% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. Additionally, we are required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. As of June 30, 2016, there was $1,165.0 million outstanding under the Revolving Credit Facility and we were in compliance in all material respects with the terms of the Revolving Credit Facility.

Revolving Funding Facility

Ares Capital CP is party to the Revolving Funding Facility, which allows Ares Capital CP to borrow up to $540.0 million at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility is May 14, 2017 and May 14, 2019, respectively. The Revolving Funding Facility also provides for a feature that allows, under certain circumstances, for an increase in the size of the Revolving Funding Facility to a maximum of $865.0 million. See “Pending American Capital Acquisition” and Note 14 to our consolidated financial statements for the three and six months ended June 30, 2016 for information regarding a potential amendment to the Revolving Funding Facility in connection with the American Capital Acquisition. The interest rate charged on the Revolving Funding Facility is based on an applicable spread ranging from 2.25% to 2.50% over LIBOR or ranging from 1.25% to 1.50% over a “base rate” (as defined in the agreements governing the Revolving Funding Facility) in each case, determined monthly based on the composition of the borrowing base relative to outstanding borrowings under the Revolving Funding Facility. As of June 30, 2016, the interest rate in effect was LIBOR plus 2.25%. Additionally, Ares Capital CP is required to pay a commitment fee of between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility. As of June 30, 2016, there was $53.0 million outstanding under the Revolving Funding Facility and we and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

SMBC Funding Facility

Our consolidated subsidiary, Ares Capital JB Funding LLC (“ACJB”), is party to a revolving funding facility (as amended, the “SMBC Funding Facility”), which allows ACJB to borrow up to $400.0 million at any one time outstanding. The SMBC Funding Facility is secured by all of the assets held by ACJB. As of June 30, 2016, the end of the reinvestment period and the stated maturity date for the SMBC Funding Facility were September 14, 2017 and September 14, 2022, respectively. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement. The interest rate charged on the SMBC Funding Facility is based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over a “base rate” (as defined in the agreements governing the SMBC Funding Facility), in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. As of June 30, 2016, the interest rate in effect was LIBOR plus 1.75%. Additionally, ACJB is required to pay a commitment fee of between 0.35% and 0.875% per annum depending on the size of the unused portion of the SMBC Funding Facility. As of June 30, 2016, there was $122.0 million outstanding under the SMBC Funding Facility and we and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

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

The license from the SBA allows AVF LP to obtain leverage by issuing the SBA Debentures, subject to issuance of a capital commitment by the SBA and other customary procedures. Leverage through the SBA Debentures is subject to required capitalization thresholds. Current SBA regulations limit the amount that any SBIC may borrow to $150.0 million and as of June 30, 2016, the amount of the SBA Debentures committed to AVF LP by the SBA was $75.0 million. The SBA Debentures are non-recourse to us, have interest payable semi-annually, have a ten-year maturity and may be prepaid at any time without penalty. As of June 30, 2016, AVF LP had $25.0 million of the SBA Debentures issued and outstanding, which mature between September 2025 and March 2026. As of June 30, 2016, AVF LP was in compliance in all material respects with SBA regulatory requirements.

The interest rate for the SBA Debentures is fixed at the time the SBA Debentures and other applicable issued SBA-guaranteed debentures can be pooled and sold to the public and is based on a spread over U.S. treasury notes with ten-year maturities. The pooling of newly issued SBA-guaranteed debentures occurs twice per year. The spread includes an annual charge as determined by the SBA (the “Annual Charge”) as well as a market-driven component. Prior to the ten-year fixed interest rate being determined, the interest rate charged for the SBA Debentures is based on LIBOR plus an applicable spread of 0.30% and the Annual Charge. As of June 30, 2016, the weighted average interest rate in effect for the SBA Debentures was 3.48%.

Convertible Unsecured Notes

We have issued $162.5 million aggregate principal amount of unsecured convertible notes that mature on March 15, 2017 (the “2017 Convertible Notes”), $270.0 million aggregate principal amount of unsecured convertible notes that mature on January 15, 2018 (the “2018 Convertible Notes”) and $300.0 million aggregate principal amount of unsecured convertible notes that mature on January 15, 2019 (the “2019 Convertible Notes” and together with the 2017 Convertible Notes and the 2018 Convertible Notes, the “Convertible Unsecured Notes”). The Convertible Notes mature upon their respective maturity dates unless previously converted or repurchased in accordance with their terms. We do not have the right to redeem the Convertible Unsecured Notes prior to maturity. The 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes bear interest at a rate of 4.875% , 4.750% and 4.375%, respectively, per year, payable semi-annually.

In certain circumstances, the Convertible Unsecured Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at their respective conversion rates (listed below as of June 30, 2016) subject to customary anti-dilution adjustments and the requirements of their respective indenture (the “Convertible Unsecured Notes Indentures”). Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Unsecured Notes only under certain circumstances set forth in the respective Convertible Unsecured Notes Indenture. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Unsecured Notes at any time. In addition, if we engage in certain corporate events as described in their respective Convertible Unsecured Notes Indenture, holders of the Convertible Unsecured Notes may require us to repurchase for cash all or part of the Convertible Unsecured Notes at a repurchase price equal to 100% of the principal amount of the Convertible Unsecured Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

Certain key terms related to the convertible features for each of the Convertible Unsecured Notes as of June 30, 2016 are listed below.

	2017 Convertible Notes	2018 Convertible Notes	2019 Convertible Notes
Conversion premium	17.5%	17.5%	15.0%
Closing stock price at issuance	$16.46	$16.91	$17.53
Closing stock price date	March 8, 2012	October 3, 2012	July 15, 2013
Conversion price(1)	$18.88	$19.64	$19.99
Conversion rate (shares per one thousand dollar principal amount)(1)	52.9678	50.9054	50.0292
Conversion dates	September 15, 2016	July 15, 2017	July 15, 2018

(1)                                 Represents conversion price and conversion rate, as applicable, as of June 30, 2016, taking into account certain de minimis adjustments that will be made on the conversion date.

In February 2016, we repaid in full the February 2016 Convertible Notes upon their maturity. In June 2016, we repaid in full the June 2016 Convertible Notes upon their maturity.

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

As of June 30, 2016, we were in compliance in all material respects with the terms of the Convertible Unsecured Notes Indentures and the indentures governing the Unsecured Notes.

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

See Note 5 to our consolidated financial statements for the three and six months ended June 30, 2016 for more information on our debt obligations.

OFF BALANCE SHEET ARRANGEMENTS

We have various commitments to fund investments in our portfolio, as described below.

As of June 30, 2016 and December 31, 2015, we had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) our discretion:

	As of
(in millions)	June 30, 2016	December 31, 2015
Total revolving and delayed draw loan commitments	$383.7	$418.9
Less: drawn commitments	(93.9)	(122.9)
Total undrawn commitments	289.8	296.0
Less: commitments substantially at our discretion	(6.8)	(6.0)
Less: unavailable commitments due to borrowing base or other covenant restrictions	—	—
Total net adjusted undrawn revolving and delayed draw loan commitments	$283.0	$290.0

Included within the total revolving and delayed draw loan commitments as of June 30, 2016 and December 31, 2015 were delayed draw loan commitments totaling $147.0 million and $148.6 million, respectively. Our commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels).

Also included within the total revolving and delayed draw loan commitments as of June 30, 2016 were commitments to issue up to $46.6 million in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2016, we had $14.0 million in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For all these letters of credit issued and outstanding, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. None of these letters of credit issued and outstanding are recorded as a liability on our balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company. Of these letters of credit, $2.9 million expire in 2016 and $11.1 million expire in 2017.

We also have commitments to co-invest in the SSLP for our portion of the SSLP’s commitments to fund delayed draw loans to certain portfolio companies of the SSLP. See “Senior Secured Loan Program” above and Note 4 to our consolidated financial statements for the three and six months ended June 30, 2016 for more information.

As of June 30, 2016 and December 31, 2015, we were party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

	As of
(in millions)	June 30, 2016	December 31, 2015
Total private equity commitments	$107.0	$107.0
Less: funded private equity commitments	(21.2)	(20.9)
Total unfunded private equity commitments	85.8	86.1
Less: private equity commitments substantially our discretion	(84.5)	(84.6)
Total net adjusted unfunded private equity commitments	$1.3	$1.5

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

RECENT DEVELOPMENTS

From July 1, 2016 through July 27, 2016, we made new investment commitments of approximately $469 million, of which $343 million were funded. As discussed further below, included in the $469 million of new investment commitments was our $217 million initial investment commitment in the SDLP Certificates, of which $194 million was funded, to make co-investments with Varagon and its clients in first lien senior secured loans through the SDLP. Overall, of the total new commitments, 46% were in investments in the SDLP Certificates, 21% were in first lien senior secured loans, 19% were in senior subordinated loans, 13% were in second lien senior secured loans and 1% were in other equity securities. Of the approximately $469 million of new investment commitments, 80% were floating rate, 19% were fixed rate and 1% were non-interest bearing. The weighted average yield of debt and other income producing securities funded during the period at amortized cost was 11.7%. We may seek to sell all or a portion of these new investment commitments, although there can be no assurance that we will be able to do so.

In July 2016, we and Varagon and its clients completed the initial funding of the SDLP. As part of the initial funding, pursuant to a forward sale agreement between us and the SDLP, we sold $529 million of investment commitments to the SDLP, including $55 million of unfunded commitments, and recorded no realized gains or losses. Varagon and its clients sold $503 million of investment commitments to the SDLP, including $51 million of unfunded commitments. Immediately following these sales to the SDLP, the funded SDLP portfolio totaled $926 million and was comprised of 10 first lien senior secured loans to U.S. middle-market companies and the unfunded commitments to fund delayed draw loans to certain of its portfolio companies totaled $106 million. To support the acquisition of the initial funded portfolio by the SDLP, clients of Varagon provided $704 million of capital to the SDLP in the form of notes and $28 million in the form of SDLP Certificates, while we provided $194 million of capital in the form of SDLP Certificates.  We and a client of Varagon own 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates. We estimate that the initial yield on our investment in the SDLP Certificates will be at least 13.5%.  Following this initial funding, the SDLP will make first lien senior secured loans directly to U.S. middle-market companies.

From July 1, 2016 through July 27, 2016, we exited approximately $752 million of investment commitments. Included in the $752 million commitments exited were $529 million of investment commitments sold to the SDLP.  Of the total investment commitments, 73% were first lien senior secured loans, 26% were second lien senior secured loans and 1% were senior subordinated loans. Of the approximately $752 million of exited investment commitments, 99% were floating rate and 1% were fixed rate. The weighted average yield of debt and other income producing securities exited or repaid during the period at amortized cost was 8.1%. On the approximately $752 million of investment commitments exited from July 1, 2016 through July 27, 2016, we recognized total net realized gains of approximately $9 million.

In addition, as of July 27, 2016, we had an investment backlog and pipeline of approximately $555 million and $525 million, respectively.  Investment backlog includes transactions approved by our investment adviser’s investment committee and/or for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore we believe are likely to close. Investment pipeline includes transactions where due diligence and analysis are in process, but no formal mandate, letter of intent or signed commitment have been issued. The consummation of any of the investments in this backlog and pipeline depends upon, among other things, one or more of the following: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. In addition, we may sell all or a portion of these investments and certain of these investments may result in the repayment of existing investments. We cannot assure you that we will make any of these investments or that we will sell all or any portion of these investments.

CRITICAL ACCOUNTING POLICIES

See Note 2 to our consolidated financial statements for the three and six months ended June 30, 2016, which describes our critical accounting policies and recently issued accounting pronouncements not yet required to be adopted by us.

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

As of June 30, 2016, 80% of the investments at fair value in our portfolio bore interest at variable rates, 10% bore interest at fixed rates, 9% were non-interest earning and 1% were on non-accrual status. Additionally, for the variable rate investments, 73% of these investments contained interest rate floors (representing 59% of total investments at fair value). Also, as of June 30, 2016, all the loans made through the SSLP contained interest rate floors. The Facilities all bear interest at variable rates with no interest rate floors, while the SBA Debentures, the Unsecured Notes and the Convertible Unsecured Notes bear interest at fixed rates.

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

Based on our June 30, 2016, balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$190.0	$40.2	$149.8
Up 200 basis points	$116.7	$26.8	$89.9
Up 100 basis points	$43.4	$13.4	$30.0
Down 100 basis points	$7.7	$(6.6)	$14.3
Down 200 basis points	$7.5	$(6.6)	$14.1
Down 300 basis points	$7.5	$(6.6)	$14.1

(1)                                 Excludes the impact of income based fees. See Note 3 to our consolidated financial statements for the three and six months ended June 30, 2016 for more information on the income based fees.

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

(1)                                 Excludes the impact of income based fees. See Note 3 to our consolidated financial statements for the three and six months ended June 30, 2016 for more information on the income based fees.

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

There have been no changes in the Company’s internal control over financial reporting during the three and six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our legal proceedings, see Notes 15 and 16 to our consolidated financial statements for the three and six months ended June 30, 2016.

Item 1A.   Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and those set forth under the caption “Risk Factors” in our Registration Statement on Form N-14, filed on July 20, 2016 (the “N-14”), which could materially affect our business, financial condition and/or operating results.  The risks described in our Annual Report on Form 10-K and in the N-14 are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Dividend Reinvestment Plan

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933.

During six months ended June 30, 2016, as a part of our dividend reinvestment plan for our common stockholders, we purchased 804,062 shares of our common stock for an average price per share of $14.59 in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines such purchases of our common stock during the six months ended June 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 through January 31, 2016	453,216	$14.28	—	—
February 1, 2016 through February 29, 2016	—	—	—	—
March 1, 2016 through March 31, 2016	—	—	—	—
April 1, 2016 through April 30, 2016	350,846	14.98	—	—
May 1, 2016 through May 31, 2016	—	—	—	—
June 1, 2016 through June 30, 2016	—	—	—	—
Total	804,062	$14.59	—	—

Stock Repurchase Program

In September 2015, our board of directors approved a stock repurchase program authorizing us to repurchase up to $100 million in the aggregate of our outstanding common stock in the open market at certain thresholds below its net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The program will be in effect until February 28, 2017, unless extended or until the approved dollar amount has been used to repurchase shares. The program does not require us to repurchase any specific number of shares and it cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time.

In May 2016, in connection with the American Capital Acquisition, we suspended our stock repurchase program pending the completion of the American Capital Acquisition.

Repurchases of our common stock under our stock repurchase program were as follows:

(dollars in thousands, except share and per share data) Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 through January 31, 2016	—	$—	—	$98,315
February 1, 2016 through February 29, 2016	—	$—	—	$98,315
March 1, 2016 through March 31, 2016	393,056	$13.94	393,056	$92,837
April 1, 2016 through April 30, 2016	—	$—	—	$92,837
May 1, 2016 through May 31, 2016	—	$—	—	$92,837
June 1, 2016 through June 30, 2016	—	$—	—	$92,837
Total	393,056	$13.94	393,056	$92,837

(1)                                 Amount includes commissions paid.

Item 3.   Defaults Upon Senior Securities.

Not applicable.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

EXHIBIT INDEX

Number	Description
2.1	Agreement and Plan of Merger, dated May 23, 2016(1)
3.1	Articles of Amendment and Restatement, as amended(2)
3.2	Second Amended and Restated Bylaws, as amended(3)
10.1	Transaction Support and Fee Waiver Agreement, dated May 23, 2016, between Ares Capital Corporation and Ares Capital Management LLC(1)
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*                                         Filed herewith

(1)                                 Incorporated by reference to Exhibits 2.1 and 99.1, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on May 26, 2016.

(2)                                 Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2015, filed on February 24, 2016.

(3)                                 Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q (File No. 814-00663) for the quarter ended June 30, 2010, filed on August 5, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES CAPITAL CORPORATION

Date: August 3, 2016	By	/s/ R. Kipp deVeer
R. Kipp deVeer
Chief Executive Officer

Date: August 3, 2016	By	/s/ Penni F. Roll
Penni F. Roll
Chief Financial Officer

Date: August 3, 2016	By	/s/ Scott C. Lem
Scott C. Lem
Chief Accounting Officer, Vice President and Treasurer