Form 10-Q
period 2016-09-30
ARES CAPITAL CORP
filed 2016-11-02
CIK 1287750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2016
Common stock, $0.001 par value	313,954,008

ARES CAPITAL CORPORATION

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in thousands, except per share data)

	As of
	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliate company investments	$5,981,144	$6,481,333
Non-controlled affiliate company investments	175,473	195,074
Controlled affiliate company investments	2,648,034	2,379,089
Total investments at fair value (amortized cost of $8,927,999 and $9,147,646, respectively)	8,804,651	9,055,496
Cash and cash equivalents	125,089	257,056
Interest receivable	120,665	137,968
Receivable for open trades	21,664	—
Other assets	63,789	56,292
Total assets	$9,135,858	$9,506,812
LIABILITIES
Debt	$3,720,916	$4,113,935
Base management fees payable	33,923	34,125
Income based fees payable	33,052	31,234
Capital gains incentive fees payable	50,963	42,265
Accounts payable and other liabilities	51,730	60,587
Interest and facility fees payable	32,170	51,007
Payable for open trades	4,125	327
Total liabilities	3,926,879	4,333,480
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share, 500,000 common shares authorized; 313,954 and 314,347 common shares issued and outstanding, respectively	314	314
Capital in excess of par value	5,312,800	5,318,277
Accumulated overdistributed net investment income	(3,262)	(894)
Accumulated net realized gains (losses) on investments, foreign currency transactions, extinguishment of debt and other assets	25,523	(53,013)
Net unrealized losses on investments, foreign currency and other transactions	(126,396)	(91,352)
Total stockholders’ equity	5,208,979	5,173,332
Total liabilities and stockholders’ equity	$9,135,858	$9,506,812
NET ASSETS PER SHARE	$16.59	$16.46

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest income from investments	$134,098	$128,814	$411,856	$376,257
Capital structuring service fees	33,786	27,883	60,440	49,410
Dividend income	6,226	4,045	23,215	11,957
Other income	3,203	2,583	9,708	8,683
Total investment income from non-controlled/non-affiliate company investments	177,313	163,325	505,219	446,307
From non-controlled affiliate company investments:
Interest income from investments	4,211	3,629	12,155	10,948
Capital structuring service fees	—	—	—	2,205
Dividend income	—	38	40	1,407
Other income	49	66	275	196
Total investment income from non-controlled affiliate company investments	4,260	3,733	12,470	14,756
From controlled affiliate company investments:
Interest income from investments	61,525	75,494	186,968	220,660
Capital structuring service fees	1,249	1,885	2,425	21,416
Dividend income	10,000	10,000	30,250	40,099
Management and other fees	3,879	6,148	13,506	18,421
Other income	444	363	1,144	2,015
Total investment income from controlled affiliate company investments	77,097	93,890	234,293	302,611
Total investment income	258,670	260,948	751,982	763,674
EXPENSES:
Interest and credit facility fees	43,300	56,618	138,877	171,614
Base management fees	33,923	33,284	103,126	100,221
Income based fees	33,052	31,842	91,097	90,156
Capital gain incentive fees	(5,491)	(2,628)	8,698	834
Administrative fees	3,433	3,545	10,198	10,515
Professional fees and other costs related to the American Capital Acquisition	2,699	—	10,710	—
Other general and administrative	6,488	6,926	20,814	22,652
Total expenses	117,404	129,587	383,520	395,992
NET INVESTMENT INCOME BEFORE INCOME TAXES	141,266	131,361	368,462	367,682
Income tax expense, including excise tax	3,570	884	12,772	7,025
NET INVESTMENT INCOME	137,696	130,477	355,690	360,657
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS, FOREIGN CURRENCY AND OTHER TRANSACTIONS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	3,601	19,378	55,114	71,182
Non-controlled affiliate company investments	12,223	25,897	13,097	26,230

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Controlled affiliate company investments	5,048	—	11,378	—
Foreign currency transactions	(310)	2,462	(1,053)	6,327
Net realized gains	20,562	47,737	78,536	103,739
Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	(57,484)	(23,322)	(91,240)	(47,050)
Non-controlled affiliate company investments	(10,043)	(29,859)	11,724	(13,463)
Controlled affiliate company investments	23,506	(7,920)	48,490	(34,535)
Foreign currency and other transactions	(3,996)	(254)	(4,018)	(1,552)
Net unrealized losses	(48,017)	(61,355)	(35,044)	(96,600)
Net realized and unrealized gains (losses) from investments, foreign currency and other transactions	(27,455)	(13,618)	43,492	7,139
REALIZED LOSSES ON EXTINGUISHMENT OF DEBT	—	—	—	(3,839)
NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$110,241	$116,859	$399,182	$363,957
BASIC AND DILUTED EARNINGS PER COMMON SHARE (see Note 10)	$0.35	$0.37	$1.27	$1.16
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING (see Note 10)	313,954	314,469	314,067	314,350

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2016

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Investment Funds and Vehicles
Covestia Capital Partners, LP (10)	Investment partnership	Limited partnership interest (47.00% interest)		6/17/2008	$487	$1,770	(2)
HCI Equity, LLC (8)(9)(10)	Investment company	Member interest (100.00% interest)		4/1/2010	—	128
Imperial Capital Private Opportunities, LP (10)(26)	Investment partnership	Limited partnership interest (80.00% interest)		5/10/2007	4,054	17,131	(2)
Partnership Capital Growth Fund I, L.P. (10)	Investment partnership	Limited partnership interest (25.00% interest)		6/16/2006	—	194	(2)
Partnership Capital Growth Investors III, L.P. (10)(26)	Investment partnership	Limited partnership interest (2.50% interest)		10/5/2011	2,655	3,039	(2)
PCG-Ares Sidecar Investment II, L.P. (10)(26)	Investment partnership	Limited partnership interest (100.00% interest)		10/31/2014	7,456	11,430	(2)
PCG-Ares Sidecar Investment, L.P. (10)(26)	Investment partnership	Limited partnership interest (100.00% interest)		5/22/2014	3,355	2,796	(2)
Piper Jaffray Merchant Banking Fund I, L.P. (10)(26)	Investment partnership	Limited partnership interest (2.00% interest)		8/16/2012	1,664	1,491
Senior Direct Lending Program, LLC (8)(10)(28)	Co-investment vehicle	Subordinated certificates ($195,338 par due 12/2036)	8.86% (Libor + 8.00%/M)(22)	7/27/2016	195,338	195,338
		Member interest (87.50% interest)		7/27/2016	—	—
					195,338	195,338
Senior Secured Loan Fund LLC (8)(11)(27)	Co-investment vehicle	Subordinated certificates ($2,003,959 par due 12/2024)	8.86% (Libor + 8.00%/M)(21)	10/30/2009	1,938,446	1,899,754
		Member interest (87.50% interest)		10/30/2009	—	—
					1,938,446	1,899,754
VSC Investors LLC (10)	Investment company	Membership interest (1.95% interest)		1/24/2008	299	1,124	(2)
					2,153,754	2,134,195		40.97%
Healthcare Services
Absolute Dental Management LLC and ADM Equity, LLC	Dental services provider	First lien senior secured loan ($18,750 par due 1/2022)	9.06% (Libor + 8.06%/Q)	1/5/2016	18,750	18,188	(3)(20)
		First lien senior secured loan ($5,000 par due 1/2022)	9.06% (Libor + 8.06%/Q)	1/5/2016	5,000	4,850	(4)(20)
		Class A preferred units (4,000,000 units)		1/5/2016	4,000	1,901	(2)
		Class A common units (4,000,000 units)		1/5/2016	—	—	(2)
					27,750	24,939
ADCS Billings Intermediate Holdings, LLC (25)	Dermatology practice	First lien senior secured revolving loan ($1,375 par due 5/2022)	8.25%(Base Rate + 4.75%/Q)	5/18/2016	1,375	1,375	(2)(20)(24)
ADG, LLC and RC IV GEDC Investor LLC (25)	Dental services provider	First lien senior secured revolving loan ($2,117 par due 9/2022)	5.75% (Libor + 4.75%/Q)	9/28/2016	2,117	2,117	(2)(20)
		First lien senior secured loan ($33,388 par due 9/2023)	5.75% (Libor + 4.75%/Q)	9/28/2016	33,387	33,387	(2)(20)
		Second lien senior secured loan ($87,500 par due 3/2024)	10.00% (Libor + 9.00%/Q)	9/28/2016	87,500	87,500	(2)(20)
		Membership units (3,000,000 units)		9/28/2016	3,000	3,000	(2)
					126,004	126,004
Alegeus Technologies Holdings Corp.	Benefits administration and transaction processing provider	Preferred stock (2,997 shares)		12/13/2013	3,087	1,793
		Common stock (3 shares)		12/13/2013	3	—

As of September 30, 2016

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					3,090	1,793
Argon Medical Devices, Inc.	Manufacturer and marketer of single-use specialty medical devices	Second lien senior secured loan ($9,000 par due 6/2022)	10.50% (Libor + 9.50%/Q)	12/23/2015	8,758	9,000	(2)(20)
AwarePoint Corporation	Healthcare technology platform developer	First lien senior secured loan ($8,772 par due 6/2018)	10.50% (Libor + 9.50%/M)	9/5/2014	8,548	8,772	(2)(20)
		Warrant to purchase up to 3,213,367 shares of Series 1 preferred stock (expires 9/2024)		11/14/2014	—	609	(2)
					8,548	9,381
CCS Intermediate Holdings, LLC and CCS Group Holdings, LLC (25)	Correctional facility healthcare operator	First lien senior secured revolving loan ($3,750 par due 7/2019)	5.00% (Libor + 4.00%/Q)	7/23/2014	3,750	3,188	(2)(20)(24)
		First lien senior secured revolving loan ($1,620 par due 7/2019)	6.50%(Base Rate + 3.00%/Q)	7/23/2014	1,620	1,377	(2)(20)(24)
		First lien senior secured loan ($6,601 par due 7/2021)	5.00% (Libor + 4.00%/Q)	7/23/2014	6,579	5,611	(2)(20)
		Second lien senior secured loan ($135,000 par due 7/2022)	9.38% (Libor + 8.38%/Q)	7/23/2014	134,017	101,250	(2)(20)
		Class A units (601,937 units)		8/19/2010	—	215	(2)
					145,966	111,641
Correctional Medical Group Companies, Inc.	Correctional facility healthcare operator	First lien senior secured loan ($3,088 par due 9/2021)	9.39% (Libor + 8.39%/Q)	9/29/2015	3,088	3,026	(2)(20)
		First lien senior secured loan ($4,093 par due 9/2021)	9.39% (Libor + 8.39%/Q)	9/29/2015	4,093	4,011	(2)(20)
		First lien senior secured loan ($44,707 par due 9/2021)	9.39% (Libor + 8.39%/Q)	9/29/2015	44,707	43,813	(3)(20)
					51,888	50,850
DCA Investment Holding, LLC (25)	Multi-branded dental practice management	First lien senior secured revolving loan ($5,774 par due 7/2021)	7.75%(Base Rate + 4.25%/Q)	7/2/2015	5,774	5,659	(2)(20)(24)
		First lien senior secured loan ($18,945 par due 7/2021)	6.25% (Libor + 5.25%/Q)	7/2/2015	18,831	18,566	(4)(20)
					24,605	24,225
DNAnexus, Inc.	Bioinformatics company	First lien senior secured loan ($10,075 par due 10/2018)	9.25% (Libor + 8.25%/M)	3/21/2014	9,861	10,075	(2)(20)
		Warrant to purchase up to 909,092 units of Series C preferred stock (expires 3/2024)		3/21/2014	—	121	(2)
					9,861	10,196
Global Healthcare Exchange, LLC and GHX Ultimate Parent Corp.	On-demand supply chain automation solutions provider	Second lien senior secured loan ($47,500 par due 8/2023)	9.75% (Libor + 8.75%/Q)	8/18/2016	46,787	47,500	(2)(20)
		Class A common stock (1,788 shares)		3/11/2014	1,788	1,788	(2)
		Class B common stock (980 shares)		3/11/2014	30	5,244	(2)
					48,605	54,532
Greenphire, Inc. and RMCF III CIV XXIX, L.P (25)	Software provider for clinical trial management	First lien senior secured loan ($1,500 par due 12/2018)	9.00% (Libor + 8.00%/M)	12/19/2014	1,500	1,500	(2)(20)
		First lien senior secured loan ($3,800 par due 12/2018)	9.00% (Libor + 8.00%/M)	12/19/2014	3,800	3,800	(2)(20)
		Limited partnership interest (99.90% interest)		12/19/2014	999	1,590	(2)
					6,299	6,890
Hygiena Borrower LLC (25)	Adenosine triphosphate testing technology provider	Second lien senior secured loan ($10,000 par due 8/2023)	10.00% (Libor + 9.00%/Q)	8/26/2016	10,000	10,000	(2)(20)
INC Research Mezzanine Co-Invest, LLC	Pharmaceutical and biotechnology consulting services	Common units (1,410,000 units)		9/27/2010	—	738	(2)
Intermedix Corporation	Revenue cycle management provider to the emergency healthcare industry	Second lien senior secured loan ($112,000 par due 6/2020)	9.25% (Libor + 8.25%/Q)	12/27/2012	112,000	107,520	(2)(20)
Island Medical Management Holdings, LLC (25)	Provider of physician management services	First lien senior secured revolving loan ($250 par due 9/2021)	6.00% (Libor + 5.00%/Q)	9/1/2016	250	250	(2)(20)
		First lien senior secured loan ($382 par due 9/2022)	6.00% (Libor + 5.00%/Q)	9/1/2016	382	382	(2)(20)

As of September 30, 2016

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($6,228 par due 9/2022)	6.00% (Libor + 5.00%/Q)	9/1/2016	6,228	6,228	(2)(20)
					6,860	6,860
MC Acquisition Holdings I, LLC	Healthcare professional provider	Class A units (1,338,314 shares)		1/17/2014	1,338	1,170	(2)
MW Dental Holding Corp. (25)	Dental services provider	First lien senior secured revolving loan ($1,000 par due 4/2018)	8.50% (Libor + 7.00%/Q)	4/12/2011	1,000	1,000	(2)(20)
		First lien senior secured loan ($44,972 par due 4/2018)	8.50% (Libor + 7.00%/Q)	4/12/2011	44,972	44,972	(2)(20)
		First lien senior secured loan ($47,373 par due 4/2018)	8.50% (Libor + 7.00%/Q)	4/12/2011	47,373	47,373	(3)(20)
		First lien senior secured loan ($19,591 par due 4/2018)	8.50% (Libor + 7.00%/Q)	4/12/2011	19,591	19,591	(4)(20)
					112,936	112,936
My Health Direct, Inc. (25)	Healthcare scheduling exchange software solution provider	First lien senior secured loan ($1,600 par due 1/2018)	10.75%	9/18/2014	1,581	1,600	(2)
		Warrant to purchase up to 4,548 shares of Series D preferred stock (expires 9/2024)		9/18/2014	39	40	(2)
					1,620	1,640
New Trident Holdcorp, Inc.	Outsourced mobile diagnostic healthcare service provider	Second lien senior secured loan ($80,000 par due 7/2020)	10.25% (Libor + 9.00%/Q)	8/6/2013	79,085	76,000	(2)(20)
NMSC Holdings, Inc. and ASP NAPA Holdings, LLC	Anesthesia management services provider	Second lien senior secured loan ($72,796 par due 10/2023)	11.00% (Libor + 10.00%/Q)	4/19/2016	72,796	72,796	(2)(20)
		Class A units (25,277 units)		4/19/2016	2,528	2,488	(2)
					75,324	75,284
Nodality, Inc.	Biotechnology company	First lien senior secured loan ($2,743 par due 8/2016)		11/12/2015	2,533	2,585	(2)(19)
		First lien senior secured loan ($10,885 par due 8/2016)		4/25/2014	9,694	773	(2)(19)
		Common stock (3,736,255 shares)		5/1/2016	—	—	(2)
					12,227	3,358
nThrive, Inc. (fka Precyse Acquisition Corp.)	Provider of healthcare information management technology and services	Second lien senior secured loan ($10,000 par due 4/2023)	10.75% (Libor + 9.75%/Q)	4/20/2016	9,624	10,000	(2)(20)
OmniSYS Acquisition Corporation, OmniSYS, LLC, and OSYS Holdings, LLC (25)	Provider of technology-enabled solutions to pharmacies	First lien senior secured loan ($5,899 par due 11/2018)	8.50% (Libor + 7.50%/Q)	11/21/2013	5,899	5,899	(4)(20)
		Limited liability company membership interest (1.57%)		11/21/2013	1,000	679	(2)
					6,899	6,578
Patterson Medical Supply, Inc.	Distributor of rehabilitation supplies and equipment	Second lien senior secured loan ($78,000 par due 8/2023)	9.50% (Libor + 8.50%/Q)	9/2/2015	76,070	78,000	(2)(20)
PerfectServe, Inc. (25)	Communications software platform provider for hospitals and physician practices	First lien senior secured loan ($9,000 par due 3/2020)	9.00% (Libor + 8.00%/M)	9/15/2015	8,714	9,000	(2)(20)
		First lien senior secured loan ($2,000 par due 6/2020)	9.00% (Libor + 8.00%/M)	9/15/2015	1,965	2,000	(2)(20)
		First lien senior secured loan ($3,000 par due 6/2021)	9.00% (Libor + 8.00%/M)	9/15/2015	2,960	3,000	(2)(20)
		Warrant to purchase up to 28,428 shares of Series C preferred stock (expires 9/2025)		9/15/2015	180	256	(2)
		Warrant to purchase up to 34,113 units of Series C preferred stock (expires 12/2023)		12/26/2013	—	307	(2)
					13,819	14,563
PhyMED Management LLC	Provider of anesthesia services	Second lien senior secured loan ($47,239 par due 5/2021)	9.75% (Libor + 8.75%/Q)	12/18/2015	46,616	45,821	(2)(20)
Respicardia, Inc.	Developer of implantable therapies to improve cardiovascular health	Warrant to purchase up to 99,094 shares of Series C preferred stock (expires 6/2022)		6/28/2012	38	28	(2)

As of September 30, 2016

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Sarnova HC, LLC, Tri-Anim Health Services, Inc., and BEMS Holdings, LLC	Distributor of emergency medical service and respiratory products	Second lien senior secured loan ($54,000 par due 7/2022)	10.50% (Libor + 9.50%/Q)	1/29/2016	54,000	54,000	(2)(20)
Transaction Data Systems, Inc.	Pharmacy management software provider	Second lien senior secured loan ($27,500 par due 6/2022)	10.00% (Libor + 9.00%/Q)	6/15/2015	27,500	27,500	(2)(20)
U.S. Anesthesia Partners, Inc.	Anesthesiology service provider	Second lien senior secured loan ($23,500 par due 9/2020)	10.25% (Libor + 9.25%/Q)	12/14/2015	23,500	23,500	(2)(20)
		Second lien senior secured loan ($50,000 par due 9/2020)	10.25% (Libor + 9.25%/Q)	9/24/2014	50,000	50,000	(2)(20)
					73,500	73,500
Urgent Cares of America Holdings I, LLC and FastMed Holdings I, LLC (25)	Operator of urgent care clinics	First lien senior secured loan ($13,895 par due 12/2022)	7.00% (Libor + 6.00%/Q)	12/1/2015	13,895	12,644	(2)(20)
		First lien senior secured loan ($54,314 par due 12/2022)	7.00% (Libor + 6.00%/Q)	12/1/2015	54,313	49,426	(2)(20)
		Preferred units (7,696,613 units)		6/11/2015	7,697	8,616
		Series A common units (2,000,000 units)		6/11/2015	2,000	522
		Series C common units (1,026,866 units)		6/11/2015	—	219
					77,905	71,427
VistaPharm, Inc. and Vertice Pharma UK Parent Limited	Manufacturer and distributor of generic pharmaceutical products	Preferred shares (40,662 shares)		12/21/2015	407	407	(9)
Young Innovations, Inc.	Dental supplies and equipment manufacturer	Second lien senior secured loan ($45,000 par due 7/2019)	9.00% (Libor + 8.00%/Q)	5/30/2014	45,000	45,000	(2)(20)
					1,305,517	1,253,156		24.06%
Other Services
American Residential Services L.L.C.	Heating, ventilation and air conditioning services provider	Second lien senior secured loan ($67,000 par due 12/2021)	9.00% (Libor + 8.00%/Q)	6/30/2014	66,657	67,000	(2)(20)
Community Education Centers, Inc. and CEC Parent Holdings LLC (8)	Offender re-entry and in-prison treatment services provider	First lien senior secured loan ($13,579 par due 12/2017)	6.25% (Libor + 5.25%/Q)	12/10/2010	13,579	13,579	(2)(13)(20)
		First lien senior secured loan ($707 par due 12/2017)	7.75%(Base Rate + 4.25%/Q)	12/10/2010	707	707	(2)(20)
		Second lien senior secured loan ($21,895 par due 6/2018)	15.75% (Libor + 15.00%/Q)	12/10/2010	21,895	21,895	(2)
		Class A senior preferred units (7,846 units)		3/27/2015	9,384	10,918	(2)
		Class A junior preferred units (26,154 units)		3/27/2015	20,168	18,850	(2)
		Class A common units (134 units)		3/27/2015	—	—	(2)
					65,733	65,949
Competitor Group, Inc., Calera XVI, LLC and Champion Parent Corporation (8)(25)	Endurance sports media and event operator	First lien senior secured revolving loan ($4,602 par due 11/2018)	5.00% (Libor + 3.75%/Q)	11/30/2012	4,473	4,602	(2)(20)
		First lien senior secured revolving loan ($600 par due 11/2018)	5.00% (Libor + 3.75%/Q)	9/29/2016	600	600	(2)(20)
		First lien senior secured loan ($39,098 par due 11/2018)	5.00% (Libor + 3.75%/Q)	11/30/2012	37,993	39,098	(2)(20)
		Preferred shares (18,875 shares)		3/25/2016	15,966	1,245	(2)
		Membership units (2,522,512 units)		11/30/2012	2,523	—	(2)
		Common shares (114,000 shares)		3/25/2016	—	—	(2)
					61,555	45,545
Crown Health Care Laundry Services, Inc. and Crown Laundry Holdings, LLC (7)(25)	Provider of outsourced healthcare linen management solutions	First lien senior secured revolving loan ($3,800 par due 3/2019)	7.25% (Libor + 6.00%/Q)	3/13/2014	3,800	3,800	(2)(20)(24)
		First lien senior secured loan ($5,261 par due 3/2019)	7.25% (Libor + 6.00%/Q)	3/13/2014	5,261	5,261	(3)(20)
		Class A preferred units (2,475,000 units)		3/13/2014	2,475	2,952	(2)
		Class B common units (275,000 units)		3/13/2014	275	328	(2)

As of September 30, 2016

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					11,811	12,341
Dwyer Acquisition Parent, Inc. and TDG Group Holding Company	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan ($31,500 par due 2/2020)	11.00%	6/12/2015	31,500	31,500	(2)
		Senior subordinated loan ($52,670 par due 2/2020)	11.00%	8/15/2014	52,670	52,670	(2)
		Common stock (32,843 shares)		8/15/2014	3,378	4,986	(2)
					87,548	89,156
Massage Envy, LLC (25)	Franchisor in the massage industry	First lien senior secured loan ($38,987 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	38,987	38,988	(3)(20)
		First lien senior secured loan ($18,945 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	18,945	18,945	(4)(20)
		Common stock (3,000,000 shares)		9/27/2012	3,000	5,762	(2)
					60,932	63,695
McKenzie Sports Products, LLC (25)	Designer, manufacturer and distributor of hunting-related supplies	First lien senior secured loan ($5,500 par due 9/2020)	6.75% (Libor + 5.75%/Q)	9/18/2014	5,500	5,390	(2)(14)(20)
		First lien senior secured loan ($39,500 par due 9/2020)	6.75% (Libor + 5.75%/Q)	9/18/2014	39,500	38,710	(2)(14)(20)
		First lien senior secured loan ($45,000 par due 9/2020)	6.75% (Libor + 5.75%/Q)	9/18/2014	45,000	44,100	(3)(14)(20)
					90,000	88,200
OpenSky Project, Inc. and OSP Holdings, Inc.	Social commerce platform operator	First lien senior secured loan ($1,200 par due 9/2017)	10.00%	6/4/2014	1,195	1,200	(2)
		Warrant to purchase up to 159,496 shares of Series D preferred stock (expires 4/2025)		6/29/2015	48	—	(2)
					1,243	1,200
Osmose Holdings, Inc.	Provider of structural integrity management services to transmission and distribution infrastructure	Second lien senior secured loan ($25,000 par due 8/2023)	8.75% (Libor + 7.75%/Q)	9/3/2015	24,568	24,500	(2)(20)
SocialFlow, Inc.	Social media optimization platform provider	First lien senior secured loan ($4,000 par due 8/2019)	9.50% (Libor + 8.50%/M)	1/29/2016	3,919	4,000	(5)(20)
		Warrant to purchase up to 215,331 shares of Series C preferred stock (expires 1/2026)		1/29/2016	—	25	(5)
					3,919	4,025
Spin HoldCo Inc.	Laundry service and equipment provider	Second lien senior secured loan ($140,000 par due 5/2020)	8.00% (Libor + 7.00%/Q)	5/14/2013	140,000	137,200	(2)(20)
Surface Dive, Inc.	SCUBA diver training and certification provider	Second lien senior secured loan ($31,591 par due 1/2022)	9.00% (Libor + 8.00%/Q)	7/28/2015	31,591	31,591	(2)(20)
		Second lien senior secured loan ($94,094 par due 1/2022)	10.25% (Libor + 9.25%/Q)	1/29/2015	93,753	94,094	(2)(20)
					125,344	125,685
TWH Water Treatment Industries, Inc., TWH Filtration Industries, Inc. and TWH Infrastructure Industries, Inc. (25)	Wastewater infrastructure repair, treatment and filtration holding company	First lien senior secured loan ($5,370 par due 10/2019)	10.25% (Libor + 9.25%/Q)	10/10/2014	5,370	5,370	(2)(20)
		First lien senior secured loan ($36,400 par due 10/2019)	10.25% (Libor + 9.25%/Q)	10/10/2014	36,400	36,400	(3)(20)
					41,770	41,770
U.S. Security Associates Holdings, Inc	Security guard service provider	Second lien senior secured loan ($25,000 par due 7/2018)	11.00%	11/24/2015	25,000	25,000	(2)
WASH Multifamily Acquisition Inc. and Coinamatic Canada Inc.	Laundry service and equipment provider	Second lien senior secured loan ($3,726 par due 5/2023)	8.00% (Libor + 7.00%/Q)	5/14/2015	3,664	3,689	(2)(20)
		Second lien senior secured loan ($21,274 par due 5/2023)	8.00% (Libor + 7.00%/Q)	5/14/2015	20,920	21,061	(2)(20)
					24,584	24,750
					830,664	816,016		15.67%

As of September 30, 2016

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Business Services
Accruent, LLC and Athena Parent, Inc. (25)	Real estate and facilities management software provider	First lien senior secured loan ($15,000 par due 5/2022)	6.25% (Libor + 5.25%/Q)	9/13/2016	15,000	15,000	(2)(20)
		First lien senior secured loan ($4,500 par due 5/2022)	6.25% (Libor + 5.25%/Q)	9/19/2016	4,500	4,500	(2)(20)
		Second lien senior secured loan ($10,500 par due 11/2022)	12.25%(Base Rate + 8.75%/Q)	9/19/2016	10,500	10,500	(2)(20)
		Second lien senior secured loan ($42,500 par due 11/2022)	10.75% (Libor + 9.75%/Q)	9/19/2016	42,500	42,500	(2)(20)
		Series A preferred stock (778 shares)		9/19/2016	778	800	(2)
		Common stock (3,000 shares)		5/16/2016	3,000	3,084	(2)
					76,278	76,384
Brandtone Holdings Limited (9)	Mobile communications and marketing services provider	First lien senior secured loan ($4,676 par due 11/2018)	12.50% (Libor + 10.50% Cash, 1.00% PIK/M)	5/11/2015	4,591	3,975	(2)(20)
		First lien senior secured loan ($3,098 par due 2/2019)	12.50% (Libor + 10.50% Cash, 1.00% PIK/M)	5/11/2015	3,035	2,633	(2)(20)
		Warrant to purchase up to 184,003 units of Series Three participating convertible preferred shares (expires 8/2026)		5/11/2015	—	—	(2)
					7,626	6,608
CallMiner, Inc.	Provider of cloud-based conversational analytics solutions	Second lien senior secured loan ($2,424 par due 5/2018)	10.50% (Libor + 9.50%/M)	7/23/2014	2,417	2,424	(2)(20)
		Second lien senior secured loan ($1,394 par due 8/2018)	10.50% (Libor + 9.50%/M)	7/23/2014	1,389	1,394	(2)(20)
		Warrant to purchase up to 2,350,636 shares of Series 1 preferred stock (expires 7/2024)		7/23/2014	—	—	(2)
					3,806	3,818
CIBT Holdings, Inc. and CIBT Investment Holdings, LLC	Expedited travel document processing services	Class A shares (2,500 shares)		12/15/2011	2,500	6,015	(2)
Clearwater Analytics, LLC (25)	Provider of integrated cloud-based investment portfolio management, accounting, reporting and analytics software	First lien senior secured loan ($25,500 par due 9/2022)	8.50% (Libor + 7.50%/Q)	9/1/2016	25,500	25,500	(2)(20)
CMW Parent LLC (fka Black Arrow, Inc.)	Multiplatform media firm	Series A units (32 units)		9/11/2015	—	—	(2)
Command Alkon, Incorporated and CA Note Issuer, LLC	Software solutions provider to the ready-mix concrete industry	Second lien senior secured loan ($10,000 par due 8/2020)	9.25% (Libor + 8.25%/Q)	9/28/2012	10,000	10,000	(2)(20)
		Second lien senior secured loan ($11,500 par due 8/2020)	9.44% (Libor + 8.25%/Q)	9/28/2012	11,500	11,500	(2)(20)
		Second lien senior secured loan ($26,500 par due 8/2020)	9.25% (Libor + 8.25%/Q)	9/28/2012	26,500	26,500	(2)(20)
		Senior subordinated loan ($22,542 par due 8/2021)	14.00% PIK	8/8/2014	22,542	22,542	(2)
					70,542	70,542
Compuware Parent, LLC	Web and mobile cloud performance testing and monitoring services provider	Class A-1 common stock (4,132 units)		12/15/2014	2,250	2,113	(2)
		Class B-1 common stock (4,132 units)		12/15/2014	450	422	(2)
		Class C-1 common stock (4,132 units)		12/15/2014	300	282	(2)
		Class A-2 common stock (4,132 units)		12/15/2014	—	—	(2)
		Class B-2 common stock (4,132 units)		12/15/2014	—	—	(2)
		Class C-2 common stock (4,132 units)		12/15/2014	—	—	(2)
					3,000	2,817

As of September 30, 2016

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Directworks, Inc. and Co-Exprise Holdings, Inc.	Provider of cloud-based software solutions for direct materials sourcing and supplier management for manufacturers	First lien senior secured loan ($1,917 par due 4/2018)	10.25% (Libor + 9.25%/M)	12/19/2014	1,863	1,782	(2)(20)
		Warrant to purchase up to 1,875,000 shares of Series 1 preferred stock (expires 12/2024)		12/19/2014	—	—	(2)
					1,863	1,782
DTI Holdco, Inc. and OPE DTI Holdings, Inc. (25)	Provider of legal process outsourcing and managed services	First lien senior secured loan ($4,167 par due 9/2023)	6.25% (Libor + 5.25%/Q)	9/23/2016	4,125	4,166	(2)(20)
		Class A common stock (7,500 shares)		8/19/2014	7,500	4,323	(2)
		Class B common stock (7,500 shares)		8/19/2014	—	4,323	(2)
					11,625	12,812
Faction Holdings, Inc. and The Faction Group LLC (fka PeakColo Holdings, Inc.) (25)	Wholesaler of cloud-based software applications and services	First lien senior secured revolving loan ($1,000 par due 11/2017)	7.75% (Base Rate + 4.25%/M)	11/3/2014	1,000	1,000	(2)(20)
		First lien senior secured loan ($3,000 par due 12/2019)	9.75% (Libor + 8.75%/M)	12/3/2015	3,000	3,000	(2)(20)
		First lien senior secured loan ($3,556 par due 5/2019)	9.75% (Libor + 8.75%/M)	11/3/2014	3,512	3,556	(2)(20)
		Warrant to purchase up to 1,481 shares of Series A preferred stock (expires 12/2025)		12/3/2015	—	—	(2)
		Warrant to purchase up to 2,037 shares of Series A preferred stock (expires 11/2024)		11/3/2014	93	147	(2)
					7,605	7,703
First Insight, Inc.	Software company providing merchandising and pricing solutions to companies worldwide	Warrant to purchase up to 122,827 units of Series C preferred stock (expires 3/2024)		3/20/2014	—	11	(2)
iControl Networks, Inc. and uControl Acquisition, LLC	Software and services company for the connected home market	Second lien senior secured loan ($20,000 par due 3/2019)	9.50% (Libor + 8.50%/M)	2/19/2015	19,750	20,150	(2)(18)(20)
		Warrant to purchase up to 385,616 shares of Series D preferred stock (expires 2/2022)		2/19/2015	—	—	(2)
					19,750	20,150
IfByPhone Inc.	Voice-based marketing automation software provider	Warrant to purchase up to 124,300 shares of Series C preferred stock (expires 10/2022)		10/15/2012	88	71	(2)
Interactions Corporation	Developer of a speech recognition software based customer interaction system	Second lien senior secured loan ($2,500 par due 7/2019)	9.85% (Libor + 8.85%/M)	6/16/2015	2,260	2,500	(2)(20)
		Second lien senior secured loan ($22,500 par due 7/2019)	9.85% (Libor + 8.85%/M)	6/16/2015	22,227	22,500	(5)(20)
		Warrant to purchase up to 68,187 shares of Series G-3 convertible preferred stock (expires 6/2022)		6/16/2015	303	290	(2)
					24,790	25,290
iPipeline, Inc., Internet Pipeline, Inc. and iPipeline Holdings, Inc. (25)	Provider of SaaS-based software solutions to the insurance and financial services industry	First lien senior secured loan ($2,504 par due 8/2022)	8.25% (Libor + 7.25%/Q)	8/4/2015	2,504	2,504	(2)(20)
		First lien senior secured loan ($44,550 par due 8/2022)	8.25% (Libor + 7.25%/Q)	8/4/2015	44,550	44,550	(3)(20)
		First lien senior secured loan ($14,850 par due 8/2022)	8.25% (Libor + 7.25%/Q)	8/4/2015	14,850	14,850	(4)(20)
		Preferred stock (1,485 shares)		8/4/2015	1,485	2,508	(2)
		Common stock (647,542 shares)		8/4/2015	15	25	(2)
					63,404	64,437
IronPlanet, Inc.	Online auction platform provider for used heavy equipment	Warrant to purchase to up to 133,333 shares of Series C preferred stock (expires 9/2023)		9/24/2013	214	383	(2)

As of September 30, 2016

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Itel Laboratories, Inc. (25)	Data services provider for building materials to property insurance industry	Preferred units (1,798,391 units)		6/29/2012	1,000	1,254	(2)
Market Track Holdings, LLC	Business media consulting services company	Preferred stock (1,685 shares)		12/13/2013	2,221	2,538
		Common stock (16,251 shares)		12/13/2013	2,221	2,278
					4,442	4,816
Maximus Holdings, LLC	Provider of software simulation tools and related services	Warrant to purchase up to 1,050,013 shares of common stock (expires 10/2019)		12/13/2013	—	91
Ministry Brands, LLC and MB Parent Holdings, LLC (25)	Software and payment services provider to faith-based institutions	First lien senior secured loan ($244 par due 11/2021)	5.25% (Libor + 4.25%/Q)	7/12/2016	244	244	(2)(20)
		First lien senior secured loan ($38,214 par due 11/2021)	10.75% (Libor + 9.75%/Q)	3/16/2016	37,992	38,214	(2)(20)
		First lien senior secured loan ($24,875 par due 11/2021)	10.75% (Libor + 9.75%/Q)	3/16/2016	24,875	24,875	(2)(20)
		First lien senior secured loan ($9,686 par due 11/2021)	10.75% (Libor + 9.75%/Q)	3/16/2016	9,686	9,686	(2)(20)
		Class A common units (2,130,772 units)		11/20/2015	2,131	2,131
					74,928	75,150
MVL Group, Inc. (8)	Marketing research provider	Senior subordinated loan ($450 par due 7/2012)		4/1/2010	226	226	(2)(19)
		Common stock (560,716 shares)		4/1/2010	—	—	(2)
					226	226
NAS, LLC, Nationwide Marketing Group, LLC and Nationwide Administrative Services, Inc.	Buying and marketing services organization for appliance, furniture and consumer electronics dealers	Second lien senior secured loan ($24,100 par due 12/2021)	9.75% (Libor + 8.75%/Q)	6/1/2015	24,100	22,413	(2)(20)
NSM Insurance Group, LLC (25)	Insurance program administrator	First lien senior secured loan ($13,222 par due 9/2022)	5.75% (Libor + 4.75%/Q)	9/1/2016	13,222	13,222	(2)(20)
PayNearMe, Inc.	Electronic cash payment system provider	First lien senior secured loan ($10,000 par due 9/2019)	9.50% (Libor + 8.50%/M)	3/11/2016	9,576	10,000	(5)(20)
		Warrant to purchase up to 195,726 shares of Series E preferred stock (expires 3/2023)		3/11/2016	207	192	(5)
					9,783	10,192
PHL Investors, Inc., and PHL Holding Co. (8)	Mortgage services	Class A common stock (576 shares)		7/31/2012	3,768	—	(2)
Planview, Inc.	Provider of project and portfolio management software	Second lien senior secured loan ($30,000 par due 8/2022)	10.50% (Libor + 9.50%/Q)	8/9/2016	30,000	30,000	(2)(20)
Poplicus Incorporated	Business intelligence and market analytics platform for companies that sell to the public sector	First lien senior secured loan ($5,096 par due 1/2018)		6/25/2015	4,669	2,549	(5)(19)
		Warrant to purchase up to 2,402,991 shares of Series C preferred stock (expires 6/2025)		6/25/2015	125	—	(5)
					4,794	2,549
PowerPlan, Inc. and Project Torque Ultimate Parent Corporation	Fixed asset financial management software provider	Second lien senior secured loan ($30,000 par due 2/2023)	10.75% (Libor + 9.75%/Q)	2/23/2015	29,774	30,000	(2)(20)
		Second lien senior secured loan ($50,000 par due 2/2023)	10.75% (Libor + 9.75%/Q)	2/23/2015	49,603	50,000	(3)(20)
		Class A common stock (1,980 shares)		2/23/2015	1,980	7	(2)
		Class B common stock (989,011 shares)		2/23/2015	20	3,507	(2)
					81,377	83,514
Powersport Auctioneer Holdings, LLC	Powersport vehicle auction operator	Common units (1,972 units)		3/2/2012	1,000	1,473	(2)
Project Alpha Intermediate Holding, Inc. and Qlik Parent, Inc.	Provider of data visualization software for data analytics	First lien senior secured loan ($140,286 par due 8/2022)	9.25% (Libor + 8.25%/Q)	8/22/2016	138,324	140,286	(2)(20)

As of September 30, 2016

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Class A common shares (7,445 shares)		8/22/2016	7,445	7,445	(2)
		Class B common shares (1,841,609 shares)		8/22/2016	75	75	(2)
					145,844	147,806
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	266	(2)
Rocket Fuel Inc.	Provider of open and integrated software for digital marketing optimization	Common stock (11,405 shares)		9/9/2014	40	16	(2)
Sonian Inc.	Cloud-based email archiving platform	First lien senior secured loan ($7,500 par due 9/2019)	9.00% (Libor + 8.00%/M)	9/9/2015	7,346	7,500	(5)(20)
		Warrant to purchase up to 169,045 shares of Series C preferred stock (expires 9/2022)		9/9/2015	93	93	(5)
					7,439	7,593
Talari Networks, Inc.	Networking equipment provider	First lien senior secured loan ($6,000 par due 12/2018)	9.75% (Libor + 8.75%/M)	8/3/2015	5,923	6,000	(5)(20)
		Warrant to purchase up to 421,052 shares of Series D-1 preferred stock (expires 8/2022)		8/3/2015	50	50	(5)
					5,973	6,050
The Greeley Company, Inc. and HCP Acquisition Holdings, LLC (8)	Healthcare compliance advisory services	Senior subordinated loan ($10,131 par due 3/2017)		3/5/2013	—	1,000	(2)(19)
		Class A units (14,293,110 units)		6/26/2008	12,793	—	(2)
					12,793	1,000
TraceLink, Inc. (25)	Supply chain management software provider for the pharmaceutical industry	First lien senior secured revolving loan ($4,400 par due 12/2016)	7.50%(Base Rate + 4.00%/M)	1/2/2015	4,400	4,400	(2)(20)
		First lien senior secured loan ($4,065 par due 1/2019)	8.50% (Libor + 7.00%/M)	1/2/2015	4,004	4,065	(2)(20)
		Warrant to purchase up to 283,353 shares of Series A-2 preferred stock (expires 1/2025)		1/2/2015	146	1,040	(2)
					8,550	9,505
Velocity Holdings Corp.	Hosted enterprise resource planning application management services provider	Common units (1,713,546 units)		12/13/2013	4,503	2,975
WorldPay Group PLC (9)	Payment processing company	C2 shares (73,974 shares)		10/21/2015	11	—
					752,634	744,434		14.29%
Consumer Products
Badger Sportswear Acquisition, Inc.	Provider of team uniforms and athletic wear	Second lien senior secured loan ($50,000 par due 3/2024)	10.00% (Libor + 9.00%/Q)	9/6/2016	49,893	50,000	(2)(20)
Feradyne Outdoors, LLC and Bowhunter Holdings, LLC	Provider of branded archery and bowhunting accessories	First lien senior secured loan ($4,438 par due 3/2019)	4.00% (Libor + 3.00%/Q)	4/24/2014	4,438	4,216	(2)(20)
		First lien senior secured loan ($6,613 par due 3/2019)	4.00% (Libor + 3.00%/Q)	4/24/2014	6,613	6,282	(2)(20)
		First lien senior secured loan ($9,500 par due 3/2019)	6.55% (Libor + 5.55%/Q)	4/24/2014	9,500	8,740	(2)(17)(20)
		First lien senior secured loan ($50,100 par due 3/2019)	6.55% (Libor + 5.55%/Q)	4/24/2014	50,100	46,092	(3)(17)(20)
		Common units (300 units)		4/24/2014	3,733	2,034	(2)
					74,384	67,364
Indra Holdings Corp.	Designer, marketer, and distributor of rain and cold weather products	Second lien senior secured loan ($80,000 par due 11/2021)	8.50% (Libor + 7.50%/Q)	5/1/2014	79,117	61,600	(2)(20)
Matrixx Initiatives, Inc. and Wonder Holdings Acquisition Corp.	Developer and marketer of OTC healthcare products	Warrant to purchase up to 941 shares of preferred stock (expires 6/2021)		7/27/2011	—	1,424	(2)
		Warrant to purchase up to 1,654,678 shares of common stock (expires 6/2021)		7/27/2011	—	579	(2)
					—	2,003

As of September 30, 2016

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Oak Parent, Inc.	Manufacturer of athletic apparel	First lien senior secured loan ($7,687 par due 4/2018)	7.84% (Libor + 7.00%/Q)	4/2/2012	7,676	7,686	(4)(20)
		First lien senior secured loan ($43 par due 4/2018)	9.50%(Base Rate + 6.00%/Q)	4/2/2012	43	43	(4)(20)
					7,719	7,729
Plantation Products, LLC, Seed Holdings, Inc. and Flora Parent, Inc.	Provider of branded lawn and garden products	Second lien senior secured loan ($2,000 par due 6/2021)	9.54% (Libor + 8.54%/Q)	12/23/2014	1,996	2,000	(2)(20)
		Second lien senior secured loan ($54,000 par due 6/2021)	9.54% (Libor + 8.54%/Q)	12/23/2014	53,773	54,000	(3)(20)
		Second lien senior secured loan ($10,000 par due 6/2021)	9.54% (Libor + 8.54%/Q)	12/23/2014	9,962	10,000	(4)(20)
		Common stock (30,000 shares)		12/23/2014	3,000	4,212	(2)
					68,731	70,212
SHO Holding I Corporation	Manufacturer and distributor of slip resistant footwear	Second lien senior secured loan ($100,000 par due 4/2023)	9.50% (Libor + 8.50%/Q)	10/27/2015	97,753	99,000	(2)(20)
Shock Doctor, Inc. and Shock Doctor Holdings, LLC (7)	Developer, marketer and distributor of sports protection equipment and accessories	Second lien senior secured loan ($35,425 par due 10/2021)	11.50% (Libor + 10.50%/Q)	4/22/2015	35,425	35,425	(2)(20)
		Second lien senior secured loan ($54,000 par due 10/2021)	11.50% (Libor + 10.50%/Q)	4/22/2015	54,000	54,000	(3)(20)
		Class A preferred units (50,000 units)		3/14/2014	5,000	4,544	(2)
		Class C preferred units (50,000 units)		4/22/2015	5,000	4,543	(2)
					99,425	98,512
The Step2 Company, LLC (8)	Toy manufacturer	Second lien senior secured loan ($27,583 par due 9/2019)	10.00%	4/1/2010	27,501	27,583	(2)
		Second lien senior secured loan ($48,318 par due 9/2019)	15.00% PIK	4/1/2010	30,307	48,318	(2)
		Common units (1,116,879 units)		4/1/2011	24	3,418
		Class B common units (126,278,000 units)		10/30/2014	—	—	(2)
		Warrant to purchase up to 3,157,895 units		4/1/2010	—	85
					57,832	79,404
Varsity Brands Holding Co., Inc., Hercules Achievement, Inc., Hercules Achievement Holdings, Inc. and Hercules VB Holdings, Inc.	Leading manufacturer and distributor of textiles, apparel & luxury goods	Second lien senior secured loan ($1,576 par due 12/2022)	9.75% (Libor + 8.75%/Q)	12/11/2014	1,570	1,576	(2)(20)
		Second lien senior secured loan ($54,000 par due 12/2022)	9.75% (Libor + 8.75%/Q)	12/11/2014	53,573	54,000	(3)(20)
		Second lien senior secured loan ($91,697 par due 12/2022)	9.75% (Libor + 8.75%/Q)	12/11/2014	90,987	91,697	(2)(20)
		Common stock (3,353,370 shares)		12/11/2014	3,353	5,160	(2)
		Common stock (3,353,371 shares)		12/11/2014	4,147	6,381	(2)
					153,630	158,814
					688,484	694,638		13.34%
Power Generation
Alphabet Energy, Inc.	Technology developer to convert waste-heat into electricity	First lien senior secured loan ($3,893 par due 8/2017)	14.50% (Libor + 11.50% Cash, 2.00% PIK/M)	12/16/2013	3,743	3,940	(2)(18)(20)
		First lien senior secured loan ($20 par due 8/2017)		12/16/2013	19	20	(2)(18)
		Series 1B preferred stock (12,976 shares)		6/21/2016	250	56	(2)
		Warrant to purchase up to 125,000 shares of Series 2 preferred stock (expires 12/2023)		6/30/2016	146	54	(2)
					4,158	4,070
CEI Kings Mountain Investor, LP	Gas turbine power generation facilities operator	Senior subordinated loan ($31,727 par due 3/2017)	11.00% PIK	3/11/2016	31,673	31,727	(2)

As of September 30, 2016

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
CPV Maryland Holding Company II, LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($44,460 par due 12/2020)	10.00%	8/8/2014	44,460	42,904	(2)
		Warrant to purchase up to 4 units of common stock (expires 8/2018)		8/8/2014	—	200	(2)
					44,460	43,104
DESRI VI Management Holdings, LLC	Wind power generation facility operator	Senior subordinated loan ($25,000 par due 12/2021)	9.75%	12/24/2014	25,000	25,000	(2)
		Non-Controlling units (10.0 units)		12/24/2014	1,606	2,316	(2)
					26,606	27,316
Green Energy Partners, Stonewall LLC and Panda Stonewall Intermediate Holdings II LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($25,000 par due 11/2021)	6.50% (Libor + 5.50%/Q)	11/13/2014	24,784	24,125	(2)(20)
		Senior subordinated loan ($19,258 par due 12/2021)	8.00% Cash, 5.25% PIK	11/13/2014	19,258	18,776	(2)
		Senior subordinated loan ($90,023 par due 12/2021)	8.00% Cash, 5.25% PIK	11/13/2014	90,023	87,772	(2)
					134,065	130,673
Joule Unlimited Technologies, Inc. and Stichting Joule Global Foundation	Renewable fuel and chemical production developer	First lien senior secured loan ($8,743 par due 10/2018)	13.00% (Libor + 11.00% Cash, 1.00%PIK/M)	3/31/2015	8,664	7,570	(2)(18)(20)
		First lien senior secured loan ($31 par due 10/2018)		3/31/2015	31	27	(2)(18)
		Warrant to purchase up to 32,051 shares of Series C-2 preferred stock (expires 7/2023)		7/25/2013	—	—	(2)(9)
					8,695	7,597
La Paloma Generating Company, LLC	Natural gas fired, combined cycle plant operator	Second lien senior secured loan ($10,000 par due 2/2020)		2/20/2014	8,764	—	(2)(19)
Moxie Liberty LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($34,788 par due 8/2020)	7.50% (Libor + 6.50%/Q)	8/21/2013	34,550	34,440	(2)(20)
Moxie Patriot LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($34,345 par due 12/2020)	6.75% (Libor + 5.75%/Q)	12/19/2013	34,113	33,315	(2)(20)
Panda Power Annex Fund Hummel Holdings II LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($117,869 par due 10/2016)	13.00% PIK	10/27/2015	117,723	117,868	(2)
Panda Temple Power II, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($19,850 par due 4/2019)	7.25% (Libor + 6.00%/Q)	4/3/2013	19,763	18,064	(2)(20)
Panda Temple Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($24,625 par due 3/2022)	7.25% (Libor + 6.25%/Q)	3/6/2015	23,615	21,424	(2)(20)
PERC Holdings 1 LLC	Operator of recycled energy, combined heat and power, and energy efficiency facilities	Class B common units (21,653,543 units)		10/20/2014	21,654	25,062	(2)
					509,839	494,660		9.50%
Restaurants and Food Services
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc.	Restaurant owner and operator	First lien senior secured loan ($28,581 par due 12/2018)	9.25% (Libor + 8.25%/Q)	11/27/2006	28,581	25,437	(2)(16)(20)
		First lien senior secured loan ($10,919 par due 12/2018)	9.25% (Libor + 8.25%/Q)	11/27/2006	10,922	9,718	(3)(16)(20)
		Promissory note ($24,539 par due 12/2023)		11/27/2006	13,770	3,477	(2)
		Warrant to purchase up to 23,750 units of Series D common stock (expires 12/2023)		12/18/2013	24	—	(2)
					53,297	38,632
Benihana, Inc. (25)	Restaurant owner and operator	First lien senior secured revolving loan ($808 par due 7/2018)	7.25% (Libor + 6.00%/Q)	8/21/2012	808	759	(2)(20)(24)
		First lien senior secured revolving loan ($1,615 par due 7/2018)	8.25%(Base Rate + 4.75%/Q)	8/21/2012	1,615	1,518	(2)(20)(24)
		First lien senior secured loan ($4,801 par due 1/2019)	7.25% (Libor + 6.00%/Q)	8/21/2012	4,802	4,514	(4)(20)

As of September 30, 2016

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					7,225	6,791
DineInFresh, Inc.	Meal-delivery provider	First lien senior secured loan ($5,500 par due 7/2018)	9.75% (Libor + 8.75%/M)	12/19/2014	5,462	5,500	(2)(20)
		Warrant to purchase up to 143,079 shares of Series A preferred stock (expires 12/2024)		12/19/2014	—	5	(2)
					5,462	5,505
Garden Fresh Restaurant Corp. (25)	Restaurant owner and operator	First lien senior secured revolving loan		10/3/2013	—	—	(2)(23)
		First lien senior secured loan ($40,141 par due 7/2018)	10.50% (Libor + 9.00%/Q)	10/3/2013	40,141	38,134	(3)(20)
					40,141	38,134
Global Franchise Group, LLC and GFG Intermediate Holding, Inc.	Worldwide franchisor of quick service restaurants	First lien senior secured loan ($60,811 par due 12/2019)	10.49% (Libor + 9.49%/Q)	12/18/2014	60,811	60,811	(3)(20)
Heritage Food Service Group, Inc. and WCI-HFG Holdings, LLC	Distributor of repair and replacement parts for commercial kitchen equipment	Second lien senior secured loan ($31,645 par due 10/2022)	9.50% (Libor + 8.50%/Q)	10/20/2015	31,645	31,645	(2)(20)
		Preferred units (3,000,000 units)		10/20/2015	3,000	3,016	(2)
					34,645	34,661
Orion Foods, LLC (8)	Convenience food service retailer	First lien senior secured loan ($1,180 par due 9/2015)		4/1/2010	1,180	516	(2)(19)
		Second lien senior secured loan ($19,420 par due 9/2015)		4/1/2010	—	—	(2)(19)
		Preferred units (10,000 units)		10/28/2010	—	—	(2)
		Class A common units (25,001 units)		4/1/2010	—	—	(2)
		Class B common units (1,122,452 units)		4/1/2010	—	—	(2)
					1,180	516
OTG Management, LLC (25)	Airport restaurant operator	First lien senior secured loan ($76,613 par due 8/2021)	9.50% (Libor + 8.50%/Q)	8/26/2016	76,613	76,613	(2)(20)
		First lien senior secured loan ($24,688 par due 8/2021)	9.50% (Libor + 8.50%/Q)	8/26/2016	24,688	24,688	(3)(20)
		Senior subordinated loan ($20,340 par due 2/2022)	17.50% PIK	8/26/2016	20,178	20,340	(2)
		Class A preferred units (3,000,000 units)		8/26/2016	30,000	30,000	(2)
		Common units (3,000,000 units)		1/5/2011	3,000	11,148	(2)
		Warrant to purchase up to 7.73% of common units (expires 6/2018)		6/19/2008	100	24,529	(2)
		Warrant to purchase 0.60 shares of the common units (expires 12/2018)		8/26/2016	—	—	(2)
					154,579	187,318
Restaurant Holding Company, LLC	Fast food restaurant operator	First lien senior secured loan ($34,615 par due 2/2019)	8.75% (Libor + 7.75%/Q)	3/13/2014	34,446	33,922	(3)(20)
					391,786	406,290		7.80%
Financial Services
AllBridge Financial, LLC (8)	Asset management services	Equity interests		4/1/2010	—	524
Callidus Capital Corporation (8)	Asset management services	Common stock (100 shares)		4/1/2010	3,000	1,668
Ciena Capital LLC (8)(25)	Real estate and small business loan servicer	First lien senior secured revolving loan ($14,000 par due 12/2016)	6.00%	11/29/2010	14,000	14,000	(2)
		First lien senior secured loan ($250 par due 12/2016)	12.00%	11/29/2010	250	250	(2)
		First lien senior secured loan ($500 par due 12/2016)	12.00%	11/29/2010	500	500	(2)
		First lien senior secured loan ($1,250 par due 12/2016)	12.00%	11/29/2010	1,250	1,250	(2)
		Equity interests		11/29/2010	34,974	17,082	(2)
					50,974	33,082
Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($28,000 par due 8/2022)	11.00% (Libor + 9.75%/Q)	5/10/2012	28,000	28,000	(2)(20)
Gordian Acquisition Corp.	Financial services firm	Common stock (526 shares)		11/30/2012	—	—	(2)

As of September 30, 2016

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Imperial Capital Group LLC	Investment services	Class A common units (32,369 units)		5/10/2007	7,870	11,812	(2)
		2006 Class B common units (10,605 units)		5/10/2007	1	2	(2)
		2007 Class B common units (1,323 units)		5/10/2007	—	—	(2)
					7,871	11,814
Ivy Hill Asset Management, L.P. (8)(10)	Asset management services	Member interest (100.00% interest)		6/15/2009	170,961	233,464
Javlin Three LLC, Javlin Four LLC, and Javlin Five LLC (10)	Asset-backed financial services company	First lien senior secured loan ($34,900 par due 6/2017)	10.47% (Libor + 10.00%/Q)	6/24/2014	34,900	34,900	(2)
LSQ Funding Group, L.C. and LM LSQ Investors LLC (10)(25)	Asset based lender	Senior subordinated loan ($30,000 par due 6/2021)	10.50%	6/25/2015	30,000	30,000	(2)
		Membership units (3,275,000 units)		6/25/2015	3,275	3,309
					33,275	33,309
					328,981	376,761		7.23%
Manufacturing
Component Hardware Group, Inc. (25)	Commercial equipment	First lien senior secured revolving loan ($1,867 par due 7/2019)	5.50% (Libor + 4.50%/Q)	7/1/2013	1,867	1,867	(2)(20)
		First lien senior secured loan ($8,001 par due 7/2019)	5.50% (Libor + 4.50%/Q)	7/1/2013	8,001	8,001	(4)(20)
					9,868	9,868
Harvey Tool Company, LLC and Harvey Tool Holding, LLC (25)	Cutting tool provider to the metalworking industry	Senior subordinated loan ($28,064 par due 9/2020)	10.00% Cash, 1.00% PIK	8/13/2015	28,064	28,064	(2)
		Class A membership units (750 units)		3/28/2014	896	1,521	(2)
					28,960	29,585
Ioxus, Inc	Energy storage devices	First lien senior secured loan ($662 par due 8/2017)	12.00% PIK	8/24/2016	662	662	(2)
		First lien senior secured loan ($10,186 par due 6/2019)	5.00 % Cash, 7.00% PIK	4/29/2014	9,930	9,676	(2)
		First lien senior secured loan ($268 par due 6/2019)		4/29/2014	261	255	(2)
		Warrant to purchase up to 1,210,235 shares of Series BB preferred stock (expires 8/2026)		1/28/2016	—	—	(2)
		Warrant to purchase up to 3,038,730 shares of common stock (expires 1/2026)		1/28/2016	—	—	(2)
					10,853	10,593
KPS Global LLC	Walk-in cooler and freezer systems	First lien senior secured loan ($27,140 par due 12/2020)	9.69% (Libor + 8.69%/Q)	12/4/2015	27,140	27,140	(2)(20)
MacLean-Fogg Company and MacLean-Fogg Holdings, L.L.C.	Manufacturer and supplier for the power utility and automotive markets worldwide	Senior subordinated loan ($99,187 par due 10/2025)	10.50% Cash, 3.00% PIK	10/31/2013	99,187	99,187	(2)
		Preferred units (70,183 units)	4.50% Cash, 9.25% PIK	10/9/2015	72,794	72,794
					171,981	171,981
Niagara Fiber Intermediate Corp. (25)	Insoluble fiber filler products	First lien senior secured revolving loan ($1,881 par due 5/2018)		5/8/2014	1,808	1,392	(2)(19)
		First lien senior secured loan ($1,430 par due 5/2018)		5/8/2014	1,382	1,058	(2)(19)
		First lien senior secured loan ($13,649 par due 5/2018)		5/8/2014	13,182	10,100	(2)(19)
					16,372	12,550
Nordco Inc. (25)	Railroad maintenance-of-way machinery	First lien senior secured revolving loan ($1,375 par due 8/2020)	8.75%(Base Rate + 5.25%/Q)	8/26/2015	1,375	1,224	(2)(20)(24)
Pelican Products, Inc.	Flashlights	Second lien senior secured loan ($40,000 par due 4/2021)	9.25% (Libor + 8.25%/Q)	4/11/2014	39,962	38,000	(2)(20)
Saw Mill PCG Partners LLC	Metal precision engineered components	Common units (1,000 units)		1/30/2007	1,000	—	(2)
SI Holdings, Inc.	Elastomeric parts, mid-sized composite structures, and composite tooling	Common stock (1,500 shares)		5/30/2014	1,500	1,773	(2)

As of September 30, 2016

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
TPTM Merger Corp. (25)	Time temperature indicator products	First lien senior secured revolving loan ($1,250 par due 9/2018)	7.50% (Libor + 6.50%/Q)	9/12/2013	1,250	1,250	(2)(20)
		First lien senior secured loan ($17,000 par due 9/2018)	9.67% (Libor + 8.67%/Q)	9/12/2013	17,000	17,000	(3)(20)
		First lien senior secured loan ($10,000 par due 9/2018)	9.67% (Libor + 8.67%/Q)	9/12/2013	10,000	10,000	(4)(20)
					28,250	28,250
					337,261	330,964		6.35%
Education
Campus Management Corp. and Campus Management Acquisition Corp. (7)	Education software developer	Preferred stock (485,159 shares)		2/8/2008	10,520	9,650	(2)
Infilaw Holding, LLC (25)	Operator of for-profit law schools	First lien senior secured revolving loan ($6,000 par due 1/2017)	13.50% (Libor + 12.50%/M)	8/25/2011	6,000	6,000	(2)(20)(24)
		Series A preferred units (1.25 units)		8/25/2011	125,521	79,930	(2)(19)
		Series A-1 preferred units (0.03 units)		7/29/2016	2,546	2,546	(2)
		Series B preferred units (0.39 units)		10/19/2012	9,245	—	(2)
					143,312	88,476
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	Private School Operator	First lien senior secured loan ($2,811 par due 12/2018)	10.50% PIK (Libor + 9.00%/Q)	10/31/2015	2,811	2,811	(2)(20)
		Series B preferred stock (1,750,000 shares)		8/5/2010	5,000	—	(2)
		Series C preferred stock (2,512,586 shares)		6/7/2010	689	—	(2)
		Senior preferred series A-1 shares (163,902 shares)		10/31/2015	119,422	58,400	(2)
		Common stock (20 shares)		6/7/2010	—	—	(2)
					127,922	61,211
Lakeland Tours, LLC (25)	Educational travel provider	First lien senior secured revolving loan ($11,306 par due 2/2022)	5.75% (Libor + 4.75%/Q)	2/10/2016	11,306	11,306	(2)(20)(24)
		First lien senior secured loan ($5,060 par due 2/2022)	5.75% (Libor + 4.75%/Q)	2/10/2016	5,008	5,060	(2)(20)
		First lien senior secured loan ($31,707 par due 2/2022)	10.44% (Libor + 9.44%/Q)	2/10/2016	31,340	31,708	(3)(20)
					47,654	48,074
PIH Corporation (25)	Franchisor of education-based early childhood centers	First lien senior secured revolving loan ($621 par due 12/2018)	7.00% (Libor + 6.00%/Q)	12/13/2013	621	621	(2)(20)
R3 Education, Inc. and EIC Acquisitions Corp.	Medical school operator	Preferred stock (1,977 shares)		7/30/2008	494	494	(2)
		Common membership interest (15.76% interest)		9/21/2007	15,800	31,551	(2)
		Warrant to purchase up to 27,890 shares (expires 11/2019)		12/8/2009	—	—	(2)
					16,294	32,045
Regent Education, Inc.	Provider of software solutions designed to optimize the financial aid and enrollment processes	First lien senior secured loan ($3,750 par due 1/2018)	12.00% (Libor + 8.00% Cash, 2.00% PIK/M)	7/1/2014	3,643	3,675	(2)(20)
		First lien senior secured loan ($53 par due 1/2018)		7/1/2014	52	52	(2)
		Warrant to purchase up to 987,771 shares of Series CC preferred stock (expires 11/2025)		7/1/2014	—	—	—
					3,695	3,727
RuffaloCODY,LLC (25)	Provider of student fundraising and enrollment management services	First lien senior secured revolving loan		5/29/2013	—	—	(23)
Severin Acquisition, LLC (25)	Provider of student information system software solutions to the K-12 education market	Second lien senior secured loan ($15,000 par due 7/2022)	9.75% (Libor + 8.75%/Q)	7/31/2015	14,750	14,850	(2)(20)
		Second lien senior secured loan ($4,154 par due 7/2022)	9.75% (Libor + 8.75%/Q)	10/28/2015	4,082	4,112	(2)(20)

As of September 30, 2016

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Second lien senior secured loan ($3,273 par due 7/2022)	10.25% (Libor + 9.25%/Q)	2/1/2016	3,213	3,273	(2)(20)
		Second lien senior secured loan ($2,833 par due 7/2022)	10.25% (Libor + 9.25%/Q)	8/8/2016	2,776	2,833	(2)(20)
					24,821	25,068
WCI-Quantum Holdings, Inc.	Distributor of instructional products, services and resources	Series A preferred stock (1,272 shares)		10/24/2014	1,000	1,126	(2)
					375,839	269,998		5.18%
Containers and Packaging
Charter NEX US Holdings, Inc.	Producer of high-performance specialty films used in flexible packaging	Second lien senior secured loan ($11,830 par due 2/2023)	9.25% (Libor + 8.25%/Q)	2/5/2015	11,691	11,830	(2)(20)
GS Pretium Holdings, Inc.	Manufacturer and supplier of high performance plastic containers	Common stock (500,000 shares)		6/2/2014	500	739	(2)
ICSH, Inc. (25)	Industrial container manufacturer, reconditioner and servicer	First lien senior secured revolving loan ($1,000 par due 12/2018)	6.75% (Libor + 5.75%/Q)	8/30/2011	1,000	1,000	(2)(20)(24)
		First lien senior secured loan ($5,000 par due 12/2018)	6.75% (Libor + 5.75%/Q)	8/26/2016	5,000	5,000	(2)(20)
		Second lien senior secured loan ($66,000 par due 12/2019)	10.16% (Libor + 9.00%/Q)	12/31/2015	66,000	66,000	(2)(20)
					72,000	72,000
LBP Intermediate Holdings LLC (25)	Manufacturer of paper and corrugated foodservice packaging	First lien senior secured revolving loan		7/10/2015	—	—	(23)
		First lien senior secured loan ($12,759 par due 7/2020)	6.50% (Libor + 5.50%/Q)	7/10/2015	12,643	12,759	(2)(20)
					12,643	12,759
Microstar Logistics LLC, Microstar Global Asset Management LLC, and MStar Holding Corporation	Keg management solutions provider	Second lien senior secured loan ($78,500 par due 12/2018)	8.50% (Libor + 7.50%/Q)	12/14/2012	78,500	78,500	(2)(20)
		Second lien senior secured loan ($54,000 par due 12/2018)	8.50% (Libor + 7.50%/Q)	12/14/2012	54,000	54,000	(3)(20)
		Second lien senior secured loan ($10,000 par due 12/2018)	8.50% (Libor + 7.50%/Q)	12/14/2012	10,000	10,000	(4)(20)
		Common stock (50,000 shares)		12/14/2012	3,951	7,515	(2)
					146,451	150,015
					243,285	247,343		4.75%
Food and Beverage
American Seafoods Group LLC and American Seafoods Partners LLC (25)	Harvester and processor of seafood	First lien senior secured revolving loan ($3,767 par due 8/2021)	7.50%(Base Rate + 4.00%/Q)	8/19/2015	3,767	3,767	(2)(20)
		First lien senior secured loan ($6,921 par due 8/2021)	6.00% (Libor + 5.00%/Q)	8/19/2015	6,847	6,921	(2)(20)
		First lien senior secured loan ($94 par due 8/2021)	7.50%(Base Rate + 4.00%/Q)	8/19/2015	93	94	(2)(20)
		Second lien senior secured loan ($55,000 par due 2/2022)	10.00% (Libor + 9.00%/Q)	8/19/2015	55,000	55,000	(2)(20)
		Class A units (77,922 units)		8/19/2015	78	83	(2)
		Warrant to purchase up to 7,422,078 Class A units (expires 8/2035)		8/19/2015	7,422	7,872	(2)
					73,207	73,737
Eagle Family Foods Group LLC	Manufacturer and producer of milk products	First lien senior secured loan ($466 par due 12/2021)	5.00% (Libor + 4.00%/Q)	8/22/2016	466	466	(2)(20)
		First lien senior secured loan ($22,316 par due 12/2021)	10.05% (Libor + 9.05%/Q)	8/22/2016	22,316	22,316	(2)(20)
		First lien senior secured loan ($4,775 par due 12/2021)	10.05% (Libor + 9.05%/Q)	12/31/2015	4,751	4,775	(2)(20)
		First lien senior secured loan ($50,000 par due 12/2021)	10.05% (Libor + 9.05%/Q)	12/31/2015	49,659	50,000	(3)(20)
					77,192	77,557

As of September 30, 2016

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
GF Parent LLC	Producer of low-acid, aseptic food and beverage products	Class A preferred units (2,940 units)		5/13/2015	2,940	1,358	(2)
		Class A common units (60,000 units)		5/13/2015	60	—	(2)
					3,000	1,358
Kettle Cuisine, LLC	Manufacturer of fresh refrigerated and frozen food products	Second lien senior secured loan ($28,500 par due 2/2022)	10.75% (Libor + 9.75%/Q)	8/21/2015	28,500	28,500	(2)(20)
KeyImpact Holdings, Inc. and JWC/KI Holdings, LLC	Foodservice sales and marketing agency	Membership units (5,000 units)		11/16/2015	5,000	5,747	(2)
					186,899	186,899		3.59%
Automotive Services
AEP Holdings, Inc. and Arrowhead Holdco Company	Distributor of non-discretionary, mission-critical aftermarket replacement parts	Common stock (2,832 shares)		8/31/2015	2,832	2,978	(2)
CH Hold Corp. (25)	Collision repair company	First lien senior secured revolving loan ($3,065 par due 11/2019)	7.75%(Base Rate + 4.25%/Q)	2/24/2016	3,065	3,065	(2)(20)
ChargePoint, Inc.	Developer and operator of electric vehicle charging stations	Second lien senior secured loan ($20,000 par due 8/2020)	9.75% (Libor + 8.75%/M)	12/24/2014	19,496	20,000	(2)(20)
		Warrant to purchase up to 809,126 shares of Series E preferred stock (expires 12/2024)		12/24/2014	327	1,453	(2)
					19,823	21,453
Dent Wizard International Corporation and DWH Equity Investors, L.P.	Automotive reconditioning services	Second lien senior secured loan ($50,000 par due 10/2020)	10.25% (Libor + 9.25%/Q)	4/7/2015	50,000	50,000	(3)(20)
		Class A common stock (10,000 shares)		4/7/2015	333	578	(2)
		Class B common stock (20,000 shares)		4/7/2015	667	1,156	(2)
					51,000	51,734
Eckler Industries, Inc. (25)	Restoration parts and accessories provider for classic automobiles	First lien senior secured revolving loan ($2,000 par due 7/2017)	8.50%(Base Rate + 5.00%/Q)	7/12/2012	2,000	1,860	(2)(20)
		First lien senior secured loan ($6,907 par due 7/2017)	7.25% (Libor + 6.00%/Q)	7/12/2012	6,907	6,424	(2)(20)
		First lien senior secured loan ($26,096 par due 7/2017)	7.25% (Libor + 6.00%/Q)	7/12/2012	26,096	24,269	(3)(20)
		Series A preferred stock (1,800 shares)		7/12/2012	1,800	—	(2)
		Common stock (20,000 shares)		7/12/2012	200	—	(2)
					37,003	32,553
EcoMotors, Inc.	Engine developer	First lien senior secured loan ($9,840 par due 3/2018)	11.00%	9/1/2015	9,488	9,840	(2)
		Warrant to purchase up to 321,888 shares of Series C preferred stock (expires 12/2022)		12/28/2012	—	347	(2)
		Warrant to purchase up to 70,000 shares of Series C preferred stock (expires 2/2025)		2/24/2015	—	—	(2)
					9,488	10,187
Simpson Performance Products, Inc.	Provider of motorsports safety equipment	First lien senior secured loan ($18,507 par due 2/2020)	9.73% (Libor + 8.73%/Q)	2/20/2015	18,507	18,506	(3)(20)
SK SPV IV, LLC	Collision repair site operators	Series A common stock (12,500 units)		8/18/2014	571	3,137	(2)
		Series B common stock (12,500 units)		8/18/2014	571	3,137	(2)
					1,142	6,274
TA THI Buyer, Inc. and TA THI Parent, Inc.	Collision repair company	Series A preferred stock (50,000 shares)		7/28/2014	5,000	13,196	(2)
					147,860	159,946		3.07%

As of September 30, 2016

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Oil and Gas
Lonestar Prospects, Ltd.	Sand proppant producer and distributor to the oil and natural gas industry	First lien senior secured loan ($24,140 par due 9/2018)	8.50% (Libor + 6.50% Cash, 1.00% PIK/Q)	9/18/2014	24,140	24,140	(2)(20)
		First lien senior secured loan ($47,107 par due 9/2018)	8.50% (Libor + 6.50% Cash, 1.00% PIK/Q)	9/18/2014	47,107	47,107	(3)(20)
					71,247	71,247
Petroflow Energy Corporation and TexOak Petro Holdings LLC (7)	Oil and gas exploration and production company	First lien senior secured loan ($16,333 par due 6/2019)	3.00%	6/29/2016	16,160	14,863	(2)
		Second lien senior secured loan ($21,885 par due 12/2019)		6/29/2016	21,885	4,158	(2)(19)
		Common units (202,000 units)		6/29/2016	11,075	—
					49,120	19,021
UL Holding Co., LLC (7)	Manufacturer and distributor of re-refined oil products	Senior subordinated loan ($6,157 par due 5/2020)	10.00% PIK	4/30/2012	1,489	5,292	(2)
		Senior subordinated loan ($159 par due 5/2020)		4/30/2012	38	136	(2)
		Senior subordinated loan ($26,112 par due 5/2020)	10.00% PIK	4/30/2012	6,365	22,445	(2)
		Senior subordinated loan ($672 par due 5/2020)		4/30/2012	164	578	(2)
		Senior subordinated loan ($3,038 par due 5/2020)	10.00% PIK	4/30/2012	714	2,612	(2)
		Senior subordinated loan ($78 par due 5/2020)		4/30/2012	18	67	(2)
		Class A common units (533,351 units)		6/17/2011	4,993	—	(2)
		Class B-5 common units (272,834 units)		6/17/2011	2,492	—	(2)
		Class C common units (758,546 units)		4/25/2008	—	—	(2)
		Warrant to purchase up to 719,044 shares of Class A units		5/2/2014	—	—	(2)
		Warrant to purchase up to 28,663 shares of Class B-1 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 57,325 shares of Class B-2 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 29,645 shares of Class B-3 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 80,371 shares of Class B-5 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 59,655 shares of Class B-6 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 1,046,713 shares of Class C units		5/2/2014	—	—	(2)
					16,273	31,130
					136,640	121,398		2.33%
Hotel Services
Aimbridge Hospitality, LLC (25)	Hotel operator	First lien senior secured loan ($2,870 par due 10/2018)	8.25% (Libor + 7.00%/Q)	1/7/2016	2,835	2,870	(2)(15)(20)
		First lien senior secured loan ($3,288 par due 10/2018)	8.25% (Libor + 7.00%/Q)	7/15/2015	3,263	3,288	(2)(15)(20)
		First lien senior secured loan ($14,923 par due 10/2018)	8.25% (Libor + 7.00%/Q)	7/15/2015	14,777	14,923	(4)(15)(20)
					20,875	21,081
Castle Management Borrower LLC	Hotel operator	Second lien senior secured loan ($10,000 par due 3/2021)	11.00% (Libor + 10.00%/Q)	10/17/2014	10,000	10,000	(2)(20)
		Second lien senior secured loan ($55,000 par due 3/2021)	11.00% (Libor + 10.00%/Q)	10/17/2014	55,000	55,000	(2)(20)
					65,000	65,000
Pyramid Management Advisors, LLC and Pyramid Investors, LLC (25)	Hotel operator	First lien senior secured loan ($19,500 par due 7/2021)	11.12% (Libor + 10.12%/Q)	7/15/2016	19,500	19,500	(2)(20)
		Membership units (990,369 units)		7/15/2016	990	918	(2)
					20,490	20,418
					106,365	106,499		2.04%

As of September 30, 2016

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Commercial Real Estate Finance
10th Street, LLC and New 10th Street, LLC (8)	Real estate holding company	First lien senior secured loan ($25,514 par due 11/2019)	12.00% Cash, 1.00% PIK	3/31/2014	25,514	25,514	(2)
		Senior subordinated loan ($27,440 par due 11/2019)	12.00% Cash, 1.00% PIK	4/1/2010	27,440	27,440	(2)
		Member interest (10.00% interest)		4/1/2010	594	37,259
		Option (25,000 units)		4/1/2010	25	25
					53,573	90,238
					53,573	90,238		1.73%
Aerospace and Defense
Cadence Aerospace, LLC	Aerospace precision components manufacturer	First lien senior secured loan ($4,042 par due 5/2018)	7.00% (Libor + 5.75%/Q)	5/15/2012	4,031	4,042	(4)(20)
		First lien senior secured loan ($11 par due 5/2018)	8.25%(Base Rate + 4.75%/Q)	5/15/2012	11	11	(4)(20)
		Second lien senior secured loan ($79,657 par due 5/2019)	11.00% (Libor + 9.75%/Q)	5/10/2012	79,657	77,267	(2)(20)
					83,699	81,320
					83,699	81,320		1.56%
Environmental Services
MPH Energy Holdings, LP	Operator of municipal recycling facilities	Limited partnership interest (3.13% interest)		1/8/2014	—	—	(2)
RE Community Holdings, LP and Pegasus Community Energy, LLC	Operator of municipal recycling facilities	Preferred stock (1,000 shares)		3/1/2011	8,839	—	(2)
Waste Pro USA, Inc	Waste management services	Second lien senior secured loan ($16,448 par due 10/2020)	8.50% (Libor + 7.50%/Q)	10/15/2014	16,448	16,448	(2)(20)
		Second lien senior secured loan ($59,696 par due 10/2020)	8.50% (Libor + 7.50%/Q)	10/15/2014	59,696	59,696	(3)(20)
					76,144	76,144
					84,983	76,144		1.46%
Chemicals
Genomatica, Inc.	Developer of a biotechnology platform for the production of chemical products	Warrant to purchase 322,422 shares of Series D preferred stock (expires 3/2023)		3/28/2013	—	6	(2)
K2 Pure Solutions Nocal, L.P. (25)	Chemical Producer	First lien senior secured revolving loan ($1,500 par due 2/2021)	8.13% (Libor + 7.13%/Q)	8/19/2013	1,500	1,500	(2)(20)
		First lien senior secured loan ($13,975 par due 2/2021)	7.00% (Libor + 6.00%/Q)	8/19/2013	13,975	13,975	(2)(20)
		First lien senior secured loan ($26,000 par due 2/2021)	7.00% (Libor + 6.00%/Q)	8/19/2013	26,000	26,000	(3)(20)
		First lien senior secured loan ($13,000 par due 2/2021)	7.00% (Libor + 6.00%/Q)	8/19/2013	13,000	13,000	(4)(20)
					54,475	54,475
Kinestral Technologies, Inc.	Designer of adaptive, dynamic glass for the commercial and residential markets.	First lien senior secured loan ($9,667 par due 10/2018)	8.75% (Libor + 7.75%/M)	4/22/2014	9,561	9,695	(2)(18)(20)
		Warrant to purchase up to 325,000 shares of Series A preferred stock (expires 4/2024)		4/22/2014	73	151	(2)
		Warrant to purchase up to 131,883 shares of Series B preferred stock (expires 4/2025)		4/9/2015	—	—	(2)
					9,634	9,846
Liquid Light, Inc. (8)	Developer and licensor of process technology for the conversion of carbon dioxide into major chemicals	First lien senior secured loan ($2,293 par due 11/2017)		8/13/2014	2,148	1,200	(2)(19)
		Warrant to purchase up to 86,009 shares of Series B preferred stock (expires 8/2024)		8/13/2014	77	—	(2)
					2,225	1,200

As of September 30, 2016

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					66,334	65,527		1.26%
Health Clubs
Athletic Club Holdings, Inc. (25)	Premier health club operator	First lien senior secured loan ($35,000 par due 10/2020)	9.50% (Libor + 8.50%/Q)	10/11/2007	35,000	35,000	(2)(20)
CFW Co-Invest, L.P., NCP Curves, L.P. and Curves International Holdings, Inc.	Health club franchisor	Limited partnership interest (4,152,165 shares)		7/31/2012	4,152	—	(2)
		Common stock (1,680 shares)		11/12/2014	—	—	(2)(9)
		Limited partnership interest (2,218,235 shares)		7/31/2012	2,218	7,857	(2)(9)
					6,370	7,857
					41,370	42,857		0.82%
Wholesale Distribution
Flow Solutions Holdings, Inc.	Distributor of high value fluid handling, filtration and flow control products	Second lien senior secured loan ($6,000 par due 10/2018)	10.00% (Libor + 9.00%/Q)	12/16/2014	6,000	5,280	(2)(20)
		Second lien senior secured loan ($29,500 par due 10/2018)	10.00% (Libor + 9.00%/Q)	12/16/2014	29,500	25,960	(2)(20)
					35,500	31,240
					35,500	31,240		0.60%
Retail
Paper Source, Inc. and Pine Holdings, Inc. (25)	Retailer of fine and artisanal paper products	First lien senior secured revolving loan ($667 par due 9/2018)	8.50%(Base Rate + 5.00%/Q)	9/23/2013	667	667	(2)(20)
		First lien senior secured loan ($9,724 par due 9/2018)	7.25% (Libor + 6.25%/Q)	9/23/2013	9,724	9,724	(4)(20)
		Class A common stock (36,364 shares)		9/23/2013	6,000	6,901	(2)
					16,391	17,292
Things Remembered, Inc. and TRM Holdco Corp. (7)(25)	Personalized gifts retailer	First lien senior secured revolving loan ($283 par due 2/2019)	9.00% (Libor + 8.00%/Q)	8/30/2016	283	283	(2)(20)
		First lien senior secured revolving loan ($581 par due 2/2019)	10.50%(Base Rate + 7.00%/Q)	8/30/2016	581	581	(2)(20)
		First lien senior secured loan ($10,733 par due 3/2020)		5/24/2012	10,632	3,954	(2)(19)
		Common stock (10,631,940 shares)		8/30/2016	6,082	—	(2)
					17,578	4,818
					33,969	22,110		0.42%
Telecommunications
Adaptive Mobile Security Limited (9)	Developer of security software for mobile communications networks	First lien senior secured loan ($2,232 par due 7/2018)	10.00% (Libor + 9.00%/M)	1/16/2015	2,280	2,449	(2)(18)(20)
		First lien senior secured loan ($585 par due 10/2018)	10.00% (Libor + 9.00%/M)	1/16/2015	596	642	(2)(18)(20)
					2,876	3,091
American Broadband Communications, LLC, American Broadband Holding Company, and Cameron Holdings of NC, Inc.	Broadband communication services	Warrant to purchase up to 208 shares (expires 11/2017)		11/7/2007	—	7,204
		Warrant to purchase up to 200 shares (expires 9/2020)		9/1/2010	—	6,927
					—	14,131
Startec Equity, LLC (8)	Communication services	Member interest		4/1/2010	—	—
Wilcon Holdings LLC	Communications infrastructure provider	Class A common stock (2,000,000 shares)		12/13/2013	1,829	3,420
					4,705	20,642		0.40%
Computers and Electronics
Everspin Technologies, Inc. (25)	Designer and manufacturer of computer memory solutions	First lien senior secured revolving loan ($1,145 par due 6/2017)	7.25%(Base Rate + 3.75%/M)	6/5/2015	1,145	1,145	(5)(20)

As of September 30, 2016

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($8,000 par due 6/2019)	8.75% (Libor + 7.75%/M)	6/5/2015	7,633	8,000	(5)(20)
		Warrant to purchase up to 480,000 shares of Series B preferred stock (expires 6/2025)		6/5/2015	355	252	(5)
					9,133	9,397
Liquid Robotics, Inc.	Ocean data services provider utilizing long duration, autonomous surface vehicles	First lien senior secured loan ($3,005 par due 4/2019)	11.00% (Libor + 8.00% Cash, 2.00% PIK/M)	6/30/2016	2,933	3,005	(5)(20)
		First lien senior secured loan ($5 par due 4/2019)		6/30/2016	5	5	(5)
		First lien senior secured loan ($5,000 par due 5/2019)	9.00% (Libor + 8.00%/M)	10/29/2015	4,885	5,000	(5)(20)
		Warrant to purchase up to 30,172 shares of Series E preferred stock (expires 6/2026)		6/30/2016	42	60	(5)
		Warrant to purchase up to 50,263 shares of Series E preferred stock (expires 10/2025)		10/29/2015	76	100	(5)
					7,941	8,170
					17,074	17,567		0.34%
Printing, Publishing and Media
Batanga, Inc.	Independent digital media company	First lien senior secured loan ($9,915 par due 12/2016)	12.00% (Libor + 11.00%/M)	10/31/2012	9,915	10,065	(2)(18)(20)
Earthcolor Group, LLC	Printing management services	Limited liability company interests (9.30%)		5/18/2012	—	—
The Teaching Company, LLC and The Teaching Company Holdings, Inc.	Education publications provider	Preferred stock (10,663 shares)		9/29/2006	1,066	3,734	(2)
		Common stock (15,393 shares)		9/29/2006	3	10	(2)
					1,069	3,744
					10,984	13,809		0.27%
					$8,927,999	$8,804,651		169.03%

(1)                                     Other than the Company’s investments listed in footnote 7 below (subject to the limitations set forth therein), the Company does not “Control” any of its portfolio companies, for the purposes of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In general, under the Investment Company Act, the Company would “Control” a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. All of the Company’s portfolio company investments, which as of September 30, 2016 represented 169% of the Company’s net assets or 96% of the Company’s total assets, are subject to legal restrictions on sales.

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

(7)                                     As defined in the Investment Company Act, the Company is deemed to be an “Affiliated Person” and “Control” this portfolio company because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the nine months ended September 30, 2016 in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to Control) are as follows:

Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
Campus Management Corp. and Campus Management Acquisition Corp.	$—	$—	$—	$—	$—	$—	$—	$—	$335
Crown Health Care Laundry Services, Inc. and Crown Laundry Holdings, LLC	$3,500	$310	$18,000	$1,096	$—	$—	$228	$—	$(634)
Investor Group Services, LLC	$—	$—	$—	$—	$—	$40	$—	$443	$(360)
Multi-Ad Services, Inc.	$—	$—	$—	$—	$—	$—	$—	$431	$(404)
Petroflow Energy Corporation and TexOak Petro Holdings LLC	$—	$—	$—	$209	$—	$—	$—	$—	$782
Shock Doctor, Inc. and Shock Doctor Holdings, LLC	$—	$—	$—	$7,827	$—	$—	$37	$—	$(1,510)
Things Remembered, Inc. and TRM Holdco Corp.	$864	$—	$—	$7	$—	$—	$10	$10	$(1,671)
UL Holding Co., LLC and Universal Lubricants, LLC	$—	$44,179	$—	$3,016	$—	$—	$—	$12,213	$15,186

(8)                                     As defined in the Investment Company Act, the Company is deemed to be both an “Affiliated Person” and “Control” this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the nine months ended September 30, 2016 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control are as follows:

Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
10th Street, LLC and New 10th Street, LLC	$—	$—	$—	$5,182	$—	$250	$—	$—	$(7,261)
AllBridge Financial, LLC	$—	$1,140	$—	$—	$—	$—	$—	$6,330	$(6,373)
Callidus Capital Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$(2)
Ciena Capital LLC	$—	$10,000	$—	$1,184	$—	$—	$—	$—	$246
Community Education Centers, Inc. and CEC Parent Holdings LLC	$—	$—	$—	$3,433	$—	$—	$56	$—	$8,220
Competitor Group, Inc., Calera XVI, LLC and Champion Parent Corporation	$1,900	$35	$—	$1,128	$—	$—	$76	$1	$1,032
Crescent Hotels & Resorts, LLC and affiliates	$—	$—	$—	$1,205	$—	$—	$—	$2,488	$(2,670)
HCI Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$1
Ivy Hill Asset Management, L.P.	$—	$—	$—	$—	$—	$30,000	$—	$—	$(2,062)
Liquid Light, Inc.	$—	$172	$—	$—	$—	$—	$—	$—	$(1,125)
MVL Group, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
Orion Foods, LLC	$—	$6,356	$—	$—	$—	$—	$—	$—	$3,174
PHL Investors, Inc., and PHL Holding Co.	$—	$—	$—	$—	$—	$—	$—	$—	$—
Senior Direct Lending Program, LLC*	$195,338	$—	$—	$4,829	$550	$—	$266	$—	$—
Senior Secured Loan Fund LLC**	$3,045	$—	$—	$165,898	$1,875	$—	$14,165	$—	$11,847
Startec Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
The Greeley Company, Inc. and HCP Acquisition Holdings, LLC	$—	$2,691	$—	$—	$—	$—	$—	$2,559	$3,691
The Step2 Company, LLC	$—	$4,996	$—	$4,109	$—	$—	$87	$—	$39,772

*                                           Together with Varagon Capital Partners (“Varagon”), the Company has co-invested through the Senior Direct Lending Program LLC (d/b/a the “Senior Direct Lending Program” or the “SDLP”). The SDLP has been capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SDLP must be approved by an investment committee of the SDLP consisting of representatives of the Company and Varagon (with approval from a representative of each required); therefore, although the Company owns more than 25% of the voting securities of the SDLP, the Company does not believe that it has control over the SDLP (for purposes of the Investment Company Act or otherwise) because, among other things, these “voting securities” do not afford the Company the right to elect directors of the SDLP or any other special rights (see Note 4 to the consolidated financial statements).

**                                      Together with GE Global Sponsor Finance LLC and General Electric Capital Corporation (together, “GE”), the Company has co-invested through the Senior Secured Loan Fund LLC (d/b/a the “Senior Secured Loan Program” or the “SSLP”). The SSLP has been capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of the Company and GE (with approval from a representative of each required); therefore, although the Company owns more than 25% of the voting securities of the SSLP, the Company does not believe that it has control over the SSLP (for purposes of the Investment Company Act or otherwise) because, among other things, these “voting securities” do not afford the Company the right to elect directors of the SSLP or any other special rights (see Note 4 to the consolidated financial statements).

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

(11)                                In the first quarter of 2011, the staff of the Securities and Exchange Commission (the “Staff”) informally communicated to certain business development companies (“BDCs”) the Staff’s belief that certain entities, which would be classified as an “investment company” under the Investment Company Act but for the exception from the definition of “investment company” set forth in Rule 3a-7 promulgated under the Investment Company Act, could not be treated as eligible portfolio companies (as defined in Section 2(a)(46) under Investment Company Act) (i.e. not eligible to be included in a BDC’s 70% “qualifying assets” basket). Subsequently, in August 2011 the Securities and Exchange Commission issued a concept release (the “Concept Release”) which stated that “[a]s a general matter, the Commission presently does not believe that Rule 3a-7 issuers are the type of small, developing and financially troubled businesses in which the U.S. Congress intended BDCs primarily to invest” and requested comment on whether or not a 3a-7 issuer should be considered an “eligible portfolio company”. The Company provided a comment letter in respect of the Concept Release and continues to believe that the language of Section 2(a)(46) of the Investment Company Act permits a BDC to treat as “eligible portfolio companies” entities that rely on the 3a-7 exception. However, given the current uncertainty in this area (including the language in the Concept Release) and subsequent discussions with the Staff, the Company has, solely for purposes of calculating the composition of its portfolio pursuant to Section 55(a) of the Investment Company Act, identified such entities, which include the SSLP, as “non-qualifying assets” should the Staff ultimately disagree with the Company’s position. Pursuant to Section 55(a) of the Investment Company Act (using the Staff’s methodology described above solely for this purpose), 28% of the Company’s total assets are represented by investments at fair value and other assets that are considered “non-qualifying assets” as of September 30, 2016.

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

(13)                                In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.13% on $10 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt previously syndicated by the Company into “first out” and “last out” tranches, whereby the

“first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(14)                                In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.00% on $82 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(15)                                In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.50% on $70 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(19)                                Loan was on non-accrual status as of September 30, 2016.

(20)                                Loan includes interest rate floor feature.

(21)                                The certificates have a stated contractual interest rate and also entitle the holders thereof to receive a portion of the excess cash flow from the SSLP’s loan portfolio, after expenses. However, the SSLP Certificates are junior in right of payment to the Senior Notes held by GE, and the Company expects that for so long as principal proceeds from SSLP repayments are directed entirely to repay the Senior Notes as discussed above, the yield on the SSLP Certificates will be lower than the stated coupon and continue to decline. See Note 4 to the consolidated financial statements for more information on the SSLP.

(22)                                In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from the SDLP’s loan portfolio, after expenses, which may result in a return to the Company greater than the contractual stated interest rate.

(23)                                As of September 30, 2016, no amounts were funded by the Company under this first lien senior secured revolving loan; however, there were letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 to the consolidated financial statements for further information on letters of credit commitments related to certain portfolio companies.

(24)                                As of September 30, 2016, in addition to the amounts funded by the Company under this first lien senior secured revolving loan, there were also letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 to the consolidated financial statements for further information on letters of credit commitments related to certain portfolio companies.

(25)                                As of September 30, 2016, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 7 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Portfolio Company	Total revolving and delayed draw loan commitments	Less: drawn commitments	Total undrawn commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted undrawn revolving and delayed draw commitments
Accruent, LLC	3,250	—	3,250	—	—	3,250
ADCS Clinics Intermediate Holdings, LLC	5,000	(1,400)	3,600	—	—	3,600
ADG, LLC	17,762	(2,117)	15,645	—	—	15,645
Aimbridge Hospitality, LLC	2,466	—	2,466	—	—	2,466
American Seafoods Group LLC	22,125	(3,767)	18,358	—	—	18,358
Athletic Club Holdings, Inc.	10,000	—	10,000	—	—	10,000
Benihana, Inc.	3,231	(2,956)	275	—	—	275
CCS Intermediate Holdings, LLC	7,500	(7,318)	182	—	—	182
CH Hold Corp.	5,000	(3,065)	1,935	—	—	1,935
Chariot Acquisition, LLC	1,000	—	1,000	—	—	1,000
Ciena Capital LLC	20,000	(14,000)	6,000	(6,000)	—	—
Clearwater Analytics, LLC	5,000	—	5,000	—	—	5,000
Competitor Group, Inc.	5,602	(5,202)	400	—	—	400
Component Hardware Group, Inc.	3,734	(1,867)	1,867	—	—	1,867
Crown Health Care Laundry Services, Inc.	5,000	(4,572)	428	—	—	428
DCA Investment Holding, LLC	5,800	(5,800)	—	—	—	—
DTI Holdco, Inc. and OPE DTI Holdings, Inc.	8,750	—	8,750	—	—	8,750
Eckler Industries, Inc.	4,000	(2,000)	2,000	—	—	2,000
EN Engineering, L.L.C.	5,000	—	5,000	—	—	5,000
Everspin Technologies, Inc.	4,000	(1,145)	2,855	—	—	2,855
Faction Holdings, Inc.	2,000	(1,000)	1,000	—	—	1,000
Garden Fresh Restaurant Corp.	5,000	(2,293)	2,707	—	—	2,707
Gentle Communications, LLC	5,000	—	5,000	—	—	5,000
Greenphire, Inc.	6,500	—	6,500	—	—	6,500
Harvey Tool Company, LLC	753	—	753	—	—	753
Hygiena Borrower LLC	1,927	—	1,927	—	—	1,927
ICSH, Inc.	5,000	(1,795)	3,205	—	—	3,205
Infilaw Holding, LLC	20,000	(13,591)	6,409	(6,409)	—	—
iPipeline, Inc.	4,000	—	4,000	—	—	4,000
Island Medical Management Holdings, LLC	3,390	(250)	3,140	—	—	3,140
Itel Laboratories, Inc.	2,500	—	2,500	—	—	2,500
K2 Pure Solutions Nocal, L.P.	5,000	(1,500)	3,500	—	—	3,500
Lakeland Tours, LLC	11,910	(11,787)	123	—	—	123
LBP Intermediate Holdings LLC	850	(75)	775	—	—	775
LSQ Funding Group, L.C.	10,000	—	10,000	—	—	10,000
Massage Envy, LLC	5,000	—	5,000	—	—	5,000
McKenzie Sports Products, LLC	4,500	—	4,500	—	—	4,500
Ministry Brands LLC	5,881	—	5,881	—	—	5,881
MW Dental Holding Corp.	10,000	(1,000)	9,000	—	—	9,000
My Health Direct, Inc.	1,000	—	1,000	—	—	1,000
Niagara Fiber Intermediate Corp.	1,881	(1,881)	—	—	—	—
Noonan Acquisition Company, LLC	90,000	—	90,000	—	—	90,000
Nordco Inc	11,250	(1,388)	9,862	—	—	9,862
NSM Insurance Group, LLC	7,889	—	7,889	—	—	7,889
OmniSYS Acquisition Corporation	2,500	—	2,500	—	—	2,500
OTG Management, LLC	22,637	—	22,637	—	—	22,637
Paper Source, Inc.	2,500	(667)	1,833	—	—	1,833
PerfectServe, Inc.	2,000	—	2,000	—	—	2,000
PIH Corporation	3,314	(621)	2,693	—	—	2,693
Pyramid Management Advisors, LLC	3,000	—	3,000	—	—	3,000

Portfolio Company	Total revolving and delayed draw loan commitments	Less: drawn commitments	Total undrawn commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted undrawn revolving and delayed draw commitments
RuffaloCODY, LLC	7,683	(163)	7,520	—	—	7,520
Severin Acquisition, LLC	2,900	—	2,900	—	—	2,900
Things Remembered, Inc.	2,833	(864)	1,969	—	—	1,969
Towne Holdings, Inc.	980	—	980	—	—	980
TPTM Merger Corp.	2,500	(1,250)	1,250	—	—	1,250
TraceLink, Inc.	7,500	(4,400)	3,100	—	—	3,100
TWH Water Treatment Industries, Inc.	5,830	—	5,830	—	—	5,830
Urgent Cares of America Holdings I, LLC	16,000	—	16,000	—	—	16,000
Zemax, LLC	3,000	—	3,000	—	—	3,000
	$450,628	$(99,734)	$350,894	$(12,409)	$—	$338,485

(26)                          As of September 30, 2016, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

Portfolio Company	Total private equity commitments	Less: funded private equity commitments	Total unfunded private equity commitments	Less: private equity commitments substantially at the discretion of the Company	Total net adjusted unfunded private equity commitments
Imperial Capital Private Opportunities, LP	50,000	(6,794)	43,206	(43,206)	—
Partnership Capital Growth Investors III, L.P.	5,000	(4,255)	745	—	745
PCG - Ares Sidecar Investment, L.P. and PCG-Ares Sidecar Investment II, L.P.	50,000	(9,855)	40,145	(40,145)	—
Piper Jaffray Merchant Banking Fund I, L.P.	2,000	(1,664)	336	—	336
	$107,000	$(22,568)	$84,432	$(83,351)	$1,081

(27)                                As of September 30, 2016, the Company had commitments to co-invest in the SSLP for its portion of the SSLP’s commitment to fund delayed draw loans of up to $7.3 million. See Note 4 to the consolidated financial statements for more information on the SSLP.

(28)                                As of September 30, 2016, the Company had commitments to co-invest in the SDLP for its portion of the SDLP’s commitment to fund delayed draw loans of up to $31.5 million. See Note 4 to the consolidated financial statements for more information on the SDLP.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2015

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Investment Funds and Vehicles
CIC Flex, LP (10)	Investment partnership	Limited partnership units (0.94 units)		9/7/2007	$—	$263	(2)
Covestia Capital Partners, LP (10)	Investment partnership	Limited partnership interest (47.00% interest)		6/17/2008	487	1,862	(2)
HCI Equity, LLC (8)(9)(10)	Investment company	Member interest (100.00% interest)		4/1/2010	—	127
Imperial Capital Private Opportunities, LP (10)(26)	Investment partnership	Limited partnership interest (80.00% interest)		5/10/2007	4,054	16,906	(2)
Partnership Capital Growth Fund I, L.P. (10)	Investment partnership	Limited partnership interest (25.00% interest)		6/16/2006	—	692	(2)
Partnership Capital Growth Investors III, L.P. (10)(26)	Investment partnership	Limited partnership interest (2.50% interest)		10/5/2011	2,714	3,510	(2)
PCG-Ares Sidecar Investment II, L.P. (10)(26)	Investment partnership	Limited partnership interest (100.00% interest)		10/31/2014	6,521	9,254	(2)
PCG-Ares Sidecar Investment, L.P. (10)(26)	Investment partnership	Limited partnership interest (100.00% interest)		5/22/2014	2,152	242	(2)
Piper Jaffray Merchant Banking Fund I, L.P. (10)(26)	Investment partnership	Limited partnership interest (2.00% interest)		8/16/2012	1,413	1,512
Senior Secured Loan Fund LLC (8)(11)(27)	Co-investment vehicle	Subordinated certificates ($2,000,914 par due 12/2024)	8.61% (Libor + 8.00%/M)(22)	10/30/2009	1,935,401	1,884,861
		Member interest (87.50% interest)		10/30/2009	—	—
					1,935,401	1,884,861
VSC Investors LLC (10)	Investment company	Membership interest (1.95% interest)		1/24/2008	299	1,158	(2)
					1,953,041	1,920,387		37.12%
Healthcare Services
Alegeus Technologies Holdings Corp.	Benefits administration and transaction processing provider	Preferred stock (2,997 shares)		12/13/2013	3,087	1,980
		Common stock (3 shares)		12/13/2013	3	—
					3,090	1,980
American Academy Holdings, LLC	Provider of education, training, certification, networking, and consulting services to medical coders and other healthcare professionals	First lien senior secured loan ($8,810 par due 6/2019)	7.00% (Libor + 6.00%/Q)	6/27/2014	8,810	8,810	(2)(16)(21)
		First lien senior secured loan ($52,039 par due 6/2019)	7.00% (Libor + 6.00%/Q)	6/27/2014	52,039	52,039	(3)(16)(21)
		First lien senior secured loan ($2,988 par due 6/2019)	4.00% (Libor + 3.00%/Q)	6/27/2014	2,988	2,988	(4)(21)
					63,837	63,837
Argon Medical Devices, Inc.	Manufacturer and marketer of single-use specialty medical devices	Second lien senior secured loan ($9,000 par due 6/2022)	10.50% (Libor + 9.50%/Q)	12/23/2015	8,730	9,000	(2)(21)
AwarePoint Corporation	Healthcare technology platform developer	First lien senior secured loan ($10,000 par due 6/2018)	9.50%	9/5/2014	9,934	10,000	(2)
		Warrant to purchase up to 3,213,367 shares of Series 1 preferred stock (expires 9/2024)		11/14/2014	—	609	(2)
					9,934	10,609
CCS Intermediate Holdings, LLC and CCS Group Holdings, LLC (25)	Correctional facility healthcare operator	First lien senior secured revolving loan ($5,250 par due 7/2019)	6.50% (Base Rate + 3.00%/Q)	7/23/2014	5,250	4,883	(2)(21)
		First lien senior secured loan ($6,651 par due 7/2021)	5.00% (Libor + 4.00%/Q)	7/23/2014	6,626	6,186	(2)(21)

As of December 31, 2015

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Second lien senior secured loan ($135,000 par due 7/2022)	9.38% (Libor + 8.38%/Q)	7/23/2014	133,890	121,500	(2)(21)
		Class A units (601,937 units)		8/19/2010	—	878	(2)
					145,766	133,447
Correctional Medical Group Companies, Inc. (25)	Correctional facility healthcare operator	First lien senior secured loan ($3,088 par due 9/2021)	9.60% (Libor + 8.60%/Q)	9/29/2015	3,088	3,088	(2)(21)
		First lien senior secured loan ($4,093 par due 9/2021)	9.60% (Libor + 8.60%/Q)	9/29/2015	4,093	4,093	(2)(21)
		First lien senior secured loan ($44,707 par due 9/2021)	9.60% (Libor + 8.60%/Q)	9/29/2015	44,707	44,707	(3)(21)
					51,888	51,888
DCA Investment Holding, LLC (25)	Multi-branded dental practice management	First lien senior secured revolving loan ($145 par due 7/2021)	7.75% (Base Rate + 4.25%/Q)	7/2/2015	145	142	(2)(21)
		First lien senior secured loan ($19,089 par due 7/2021)	6.25% (Libor + 5.25%/Q)	7/2/2015	18,918	18,707	(2)(21)
					19,063	18,849
DNAnexus, Inc.	Bioinformatics company	First lien senior secured loan ($10,500 par due 10/2018)	9.25% (Libor + 8.25%/M)	3/21/2014	10,205	10,500	(2)(21)
		Warrant to purchase up to 909,092 units of Series C preferred stock (expires 3/2024)		3/21/2014	—	240	(2)
					10,205	10,740
Global Healthcare Exchange, LLC and GHX Ultimate Parent Corp.	On-demand supply chain automation solutions provider	Class A common stock (2,991 shares)		3/11/2014	2,991	2,991	(2)
		Class B common stock (980 shares)		3/11/2014	30	3,788	(2)
					3,021	6,779
Greenphire, Inc. and RMCF III CIV XXIX, L.P (25)	Software provider for clinical trial management	First lien senior secured loan ($4,000 par due 12/2018)	9.00% (Libor + 8.00%/M)	12/19/2014	4,000	4,000	(2)(21)
		Limited partnership interest (99.90% interest)		12/19/2014	999	999	(2)
					4,999	4,999
INC Research Mezzanine Co-Invest, LLC	Pharmaceutical and biotechnology consulting services	Common units (1,410,000 units)		9/27/2010	—	3,352	(2)
Intermedix Corporation	Revenue cycle management provider to the emergency healthcare industry	Second lien senior secured loan ($112,000 par due 6/2020)	9.25% (Libor + 8.25%/Q)	12/27/2012	112,000	108,640	(2)(21)
LM Acquisition Holdings, LLC (9)	Developer and manufacturer of medical equipment	Class A units (426 units)		9/27/2013	660	1,732	(2)
MC Acquisition Holdings I, LLC	Healthcare professional provider	Class A units (1,338,314 shares)		1/17/2014	1,338	1,491	(2)
MW Dental Holding Corp. (25)	Dental services provider	First lien senior secured revolving loan ($3,500 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	3,500	3,500	(2)(21)
		First lien senior secured loan ($22,616 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	22,616	22,616	(2)(21)
		First lien senior secured loan ($24,233 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	24,233	24,233	(2)(21)
		First lien senior secured loan ($47,743 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	47,743	47,743	(3)(21)
		First lien senior secured loan ($19,744 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	19,744	19,744	(4)(21)
					117,836	117,836
My Health Direct, Inc. (25)	Healthcare scheduling exchange software solution provider	First lien senior secured loan ($2,500 par due 1/2018)	10.75%	9/18/2014	2,450	2,500	(2)
		Warrant to purchase up to 4,548 shares of Series D preferred stock (expires 9/2024)		9/18/2014	39	40	(2)
					2,489	2,540
Napa Management Services Corporation	Anesthesia management services provider	First lien senior secured loan ($16,000 par due 2/2019)	9.03% (Libor + 8.03%/Q)	4/15/2011	16,000	16,000	(2)(21)
		First lien senior secured loan ($54,000 par due 2/2019)	9.03% (Libor + 8.03%/Q)	4/15/2011	53,961	54,000	(3)(21)
		Common units (5,345 units)		4/15/2011	5,764	17,350	(2)

As of December 31, 2015

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					75,725	87,350
Netsmart Technologies, Inc. and NS Holdings, Inc.	Healthcare technology provider	Second lien senior secured loan ($90,000 par due 8/2019)	10.50% (Libor + 9.50%/Q)	2/27/2015	90,000	90,000	(2)(21)
		Common stock (2,500,000 shares)		6/21/2010	760	4,450	(2)
					90,760	94,450
New Trident Holdcorp, Inc.	Outsourced mobile diagnostic healthcare service provider	Second lien senior secured loan ($80,000 par due 7/2020)	10.25% (Libor + 9.00%/Q)	8/6/2013	78,906	76,000	(2)(21)
Nodality, Inc.	Biotechnology company	First lien senior secured loan ($700 par due 2/2018)		11/12/2015	700	636	(2)(20)
		First lien senior secured loan ($150 par due 2/2018)		11/12/2015	—	—	(2)(20)
		First lien senior secured loan ($7,019 par due 2/2018)		4/25/2014	6,860	1,053	(2)(20)
		First lien senior secured loan ($2,910 par due 8/2018)		4/25/2014	2,834	437	(2)(20)
		Warrant to purchase up to 225,746 shares of Series B preferred stock (expires 4/2024)		4/25/2014	—	—	(2)
					10,394	2,126
OmniSYS Acquisition Corporation, OmniSYS, LLC, and OSYS Holdings, LLC (25)	Provider of technology-enabled solutions to pharmacies	First lien senior secured loan ($12,288 par due 11/2018)	8.50% (Libor + 7.50%/Q)	11/21/2013	12,288	12,288	(3)(21)
		First lien senior secured loan ($6,906 par due 11/2018)	8.50% (Libor + 7.50%/Q)	11/21/2013	6,906	6,906	(4)(21)
		Limited liability company membership interest (1.57%)		11/21/2013	1,000	1,197	(2)
					20,194	20,391
Patterson Medical Supply, Inc.	Distributor of rehabilitation supplies and equipment	Second lien senior secured loan ($19,000 par due 8/2023)	8.75% (Libor + 7.75%/Q)	9/2/2015	18,816	18,430	(2)(21)
PerfectServe, Inc. (25)	Communications software platform provider for hospitals and physician practices	First lien senior secured loan ($9,000 par due 3/2020)	9.00% (Libor + 8.00%/M)	9/15/2015	8,661	9,000	(2)(21)
		First lien senior secured loan ($2,000 par due 7/2020)	9.00% (Libor + 8.00%/M)	9/15/2015	1,960	2,000	(2)(21)
		Warrant to purchase up to 28,428 units of Series C preferred stock (expires 9/2025)		9/15/2015	180	211	(2)
		Warrant to purchase up to 34,113 units of Series C preferred stock (expires 12/2023)		12/26/2013	—	253	(2)
					10,801	11,464
PhyMED Management LLC	Provider of anesthesia services	Second lien senior secured loan ($47,239 par due 5/2021)	9.75% (Libor + 8.75%/Q)	12/18/2015	46,516	46,294	(2)(21)
Physiotherapy Associates Holdings, Inc.	Physical therapy provider	Class A common stock (100,000 shares)		12/13/2013	3,090	8,900
POS I Corp. (fka Vantage Oncology, Inc.)	Radiation oncology care provider	Common stock (62,157 shares)		2/3/2011	4,670	935	(2)
Reed Group Holdings, LLC	Medical disability management services provider	Equity interests		4/1/2010	—	—	(2)
Respicardia, Inc.	Developer of implantable therapies to improve cardiovascular health	Warrant to purchase up to 99,094 shares of Series C preferred stock (expires 6/2022)		6/28/2012	38	28	(2)
Sage Products Holdings III, LLC	Patient infection control and preventive care solutions provider	Second lien senior secured loan ($108,679 par due 6/2020)	9.25% (Libor + 8.00%/Q)	12/13/2012	108,513	108,679	(2)(21)
Sarnova HC, LLC, Tri-Anim Health Services, Inc., and BEMS Holdings, LLC	Distributor of emergency medical service and respiratory products	Second lien senior secured loan ($60,000 par due 9/2018)	8.75% (Libor + 8.00%/M)	6/30/2014	60,000	60,000	(2)(21)
SurgiQuest, Inc.	Medical device provider	Warrant to purchase up to 54,672 shares of Series D-4 convertible preferred stock (expires 4/2024)		9/28/2012	—	331	(2)
Transaction Data Systems, Inc.	Pharmacy management software provider	Second lien senior secured loan ($27,500 par due 6/2022)	9.25% (Libor + 8.25%/Q)	6/15/2015	27,500	26,950	(2)(21)
U.S. Anesthesia Partners, Inc.	Anesthesiology service provider	Second lien senior secured loan ($23,500 par due 9/2020)	10.25% (Libor + 9.25%/Q)	12/14/2015	23,500	23,500	(2)(21)

As of December 31, 2015

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Second lien senior secured loan ($50,000 par due 9/2020)	10.25% (Libor + 9.25%/Q)	9/24/2014	50,000	50,000	(2)(21)
					73,500	73,500
Urgent Cares of America Holdings I, LLC and FastMed Holdings I, LLC (25)	Operator of urgent care clinics	First lien senior secured loan ($14,000 par due 12/2022)	7.00% (Libor + 6.00%/M)	12/1/2015	14,000	13,860	(2)(21)(28)
		First lien senior secured loan ($54,725 par due 12/2022)	7.00% (Libor + 6.00%/M)	12/1/2015	54,725	54,178	(2)(21)(28)
		Preferred units (6,000,000 units)		6/11/2015	6,000	6,412
		Series A common units (2,000,000 units)		6/11/2015	2,000	1,828
		Series C common units (800,507 units)		6/11/2015	—	589
					76,725	76,867
VistaPharm, Inc. and Vertice Pharma UK Parent Limited	Manufacturer and distributor of generic pharmaceutical products	First lien senior secured loan ($20,000 par due 12/2021)	8.00% (Base Rate + 4.50%/Q)	12/21/2015	20,000	20,000	(21)
		Preferred shares (40,662 shares)		12/21/2015	407	407	(9)
					20,407	20,407
Young Innovations, Inc.	Dental supplies and equipment manufacturer	Second lien senior secured loan ($45,000 par due 7/2019)	9.00% (Libor + 8.00%/Q)	5/30/2014	45,000	45,000	(2)(21)
					1,326,411	1,325,821		25.63%
Other Services
American Residential Services L.L.C.	Heating, ventilation and air conditioning services provider	Second lien senior secured loan ($50,000 par due 12/2021)	9.00% (Libor + 8.00%/Q)	6/30/2014	49,600	50,000	(2)(21)
Community Education Centers, Inc. and CEC Parent Holdings LLC (8)	Offender re-entry and in-prison treatment services provider	First lien senior secured loan ($13,949 par due 12/2017)	6.25% (Libor + 5.25%/Q)	12/10/2010	13,949	13,949	(2)(13)(21)
		First lien senior secured loan ($337 par due 12/2017)	7.75% (Base Rate + 4.25%/Q)	12/10/2010	337	337	(2)(13)(21)
		Second lien senior secured loan ($21,895 par due 6/2018)	15.42% (Libor + 15.00%/Q)	12/10/2010	21,895	21,895	(2)
		Class A senior preferred units (7,846 units)		3/27/2015	9,384	9,467	(2)
		Class A junior preferred units (26,154 units)		3/27/2015	20,168	12,080	(2)
		Class A common units (134 units)		3/27/2015	—	—	(2)
					65,733	57,728
Competitor Group, Inc. and Calera XVI, LLC (25)	Endurance sports media and event operator	First lien senior secured revolving loan ($4,950 par due 11/2018)		11/30/2012	4,950	3,713	(2)(20)
		First lien senior secured loan ($52,349 par due 11/2018)		11/30/2012	52,216	39,262	(2)(20)
		Membership units (2,522,512 units)		11/30/2012	2,523	—	(2)
					59,689	42,975
Crown Health Care Laundry Services, Inc. and Crown Laundry Holdings, LLC (7)(25)	Provider of outsourced healthcare linen management solutions	First lien senior secured revolving loan ($500 par due 3/2019)	7.25% (Libor + 6.00%/Q)	3/13/2014	500	500	(2)(21)(24)
		First lien senior secured loan ($23,371 par due 3/2019)	7.25% (Libor + 6.00%/Q)	3/13/2014	23,371	23,371	(3)(21)
		Class A preferred units (2,475,000 units)		3/13/2014	2,475	3,522	(2)
		Class B common units (275,000 units)		3/13/2014	275	391	(2)
					26,621	27,784
Dwyer Acquisition Parent, Inc. and TDG Group Holding Company	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan ($31,500 par due 2/2020)	11.00%	6/12/2015	31,500	31,500	(2)
		Senior subordinated loan ($52,670 par due 2/2020)	11.00%	8/15/2014	52,670	52,670	(2)
		Common stock (32,843 shares)		8/15/2014	3,378	4,113	(2)
					87,548	88,283

As of December 31, 2015

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Massage Envy, LLC (25)	Franchisor in the massage industry	First lien senior secured loan ($8,017 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	8,017	8,017	(2)(21)
		First lien senior secured loan ($46,434 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	46,434	46,434	(3)(21)
		First lien senior secured loan ($19,469 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	19,469	19,469	(4)(21)
		Common stock (3,000,000 shares)		9/27/2012	3,000	5,077	(2)
					76,920	78,997
McKenzie Sports Products, LLC (25)	Designer, manufacturer and distributor of hunting-related supplies	First lien senior secured loan ($39,500 par due 9/2020)	6.75% (Libor + 5.75%/M)	9/18/2014	39,500	37,920	(2)(14)(21)
		First lien senior secured loan ($45,000 par due 9/2020)	6.75% (Libor + 5.75%/M)	9/18/2014	45,000	43,200	(3)(14)(21)
					84,500	81,120
OpenSky Project, Inc. and OSP Holdings, Inc.	Social commerce platform operator	First lien senior secured loan ($2,100 par due 9/2017)	10.00%	6/4/2014	2,083	2,100	(2)
		Warrant to purchase up to 159,496 shares of Series D preferred stock (expires 4/2025)		6/29/2015	48	—	(2)
					2,131	2,100
Osmose Holdings, Inc.	Provider of structural integrity management services to transmission and distribution infrastructure	Second lien senior secured loan ($25,000 par due 8/2023)	8.75% (Libor + 7.75%/Q)	9/3/2015	24,521	24,250	(2)(21)
PODS, LLC	Storage and warehousing	Second lien senior secured loan ($17,500 par due 2/2023)	9.25% (Libor + 8.25%/Q)	2/2/2015	17,343	17,500	(2)(21)
Spin HoldCo Inc.	Laundry service and equipment provider	Second lien senior secured loan ($140,000 par due 5/2020)	8.00% (Libor + 7.00%/Q)	5/14/2013	140,000	131,600	(2)(21)
Surface Dive, Inc.	SCUBA diver training and certification provider	Second lien senior secured loan ($53,686 par due 1/2022)	9.00% (Libor + 8.00%/Q)	7/28/2015	53,686	53,686	(2)(21)
		Second lien senior secured loan ($72,000 par due 1/2022)	10.25% (Libor + 9.25%/Q)	1/29/2015	71,612	72,000	(2)(21)
					125,298	125,686
TWH Water Treatment Industries, Inc., TWH Filtration Industries, Inc. and TWH Infrastructure Industries, Inc. (25)	Wastewater infrastructure repair, treatment and filtration holding company	First lien senior secured loan ($2,240 par due 10/2019)	10.25% (Libor + 9.25%/Q)	10/10/2014	2,240	2,218	(2)(21)
		First lien senior secured loan ($36,400 par due 10/2019)	10.25% (Libor + 9.25%/Q)	10/10/2014	36,400	36,036	(3)(21)
					38,640	38,254
U.S. Security Associates Holdings, Inc	Security guard service provider	Senior subordinated loan ($25,000 par due 7/2018)	11.00%	11/24/2015	25,000	25,000	(2)
WASH Multifamily Acquisition Inc. and Coinamatic Canada Inc.	Laundry service and equipment provider	Second lien senior secured loan ($3,726 par due 5/2023)	8.00% (Libor + 7.00%/Q)	5/14/2015	3,657	3,540	(2)(21)
		Second lien senior secured loan ($21,274 par due 5/2023)	8.00% (Libor + 7.00%/Q)	5/14/2015	20,880	20,210	(2)(21)
					24,537	23,750
					848,081	815,027		15.75%
Consumer Products
Feradyne Outdoors, LLC and Bowhunter Holdings, LLC	Provider of branded archery and bowhunting accessories	First lien senior secured loan ($4,500 par due 3/2019)	4.00% (Libor + 3.00%/Q)	4/24/2014	4,500	4,365	(2)(21)
		First lien senior secured loan ($9,500 par due 3/2019)	6.55% (Libor + 5.55%/Q)	4/24/2014	9,500	9,120	(2)(18)(21)
		First lien senior secured loan ($6,742 par due 3/2019)	4.00% (Libor + 3.00%/Q)	4/24/2014	6,742	6,540	(2)(21)
		First lien senior secured loan ($50,100 par due 3/2019)	6.55% (Libor + 5.55%/Q)	4/24/2014	50,100	48,096	(3)(18)(21)
		Common units (373 units)		4/24/2014	3,733	3,390	(2)
					74,575	71,511
Indra Holdings Corp.	Designer, marketer, and distributor of rain and cold weather products	Second lien senior secured loan ($80,000 par due 11/2021)	8.50% (Libor + 7.50%/Q)	5/1/2014	78,987	72,000	(2)(21)

As of December 31, 2015

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Matrixx Initiatives, Inc. and Wonder Holdings Acquisition Corp.	Developer and marketer of OTC healthcare products	Warrant to purchase up to 1,654,678 shares of common stock (expires 6/2021)		7/27/2011	—	505	(2)
		Warrant to purchase up to 1,120 shares of preferred stock (expires 6/2021)		7/27/2011	—	1,342	(2)
					—	1,847
Oak Parent, Inc.	Manufacturer of athletic apparel	First lien senior secured loan ($2,586 par due 4/2018)	7.61% (Libor + 7.00%/Q)	4/2/2012	2,582	2,586	(3)(21)
		First lien senior secured loan ($8,232 par due 4/2018)	7.61% (Libor + 7.00%/Q)	4/2/2012	8,216	8,232	(4)(21)
					10,798	10,818
PG-ACP Co-Invest, LLC	Supplier of medical uniforms, specialized medical footwear and accessories	Class A membership units (1,000,0000 units)		8/29/2012	1,000	1,937	(2)
Plantation Products, LLC, Seed Holdings, Inc. and Flora Parent, Inc.	Provider of branded lawn and garden products	Second lien senior secured loan ($66,000 par due 6/2021)	9.54% (Libor + 8.54%/Q)	12/23/2014	65,683	66,000	(2)(21)
		Common stock (30,000 shares)		12/23/2014	3,000	4,138	(2)
					68,683	70,138
SHO Holding I Corporation	Manufacturer and distributor of slip resistant footwear	Second lien senior secured loan ($100,000 par due 4/2023)	9.50% (Libor + 8.50%/Q)	10/27/2015	97,497	98,000	(2)(21)
Shock Doctor, Inc. and Shock Doctor Holdings, LLC (7)	Developer, marketer and distributor of sports protection equipment and accessories	Second lien senior secured loan ($89,425 par due 10/2021)	11.50% (Libor + 10.50%/Q)	4/22/2015	89,425	89,425	(2)(21)
		Class A preferred units (50,000 units)		3/14/2014	5,000	5,299	(2)
		Class C preferred units (50,000 units)		4/22/2015	5,000	5,299	(2)
					99,425	100,023
The Hygenic Corporation	Designer, manufacturer and marketer of branded wellness products	Second lien senior secured loan ($70,000 par due 4/2021)	9.75% (Libor + 8.75%/Q)	2/27/2015	70,000	68,600	(2)(21)
The Step2 Company, LLC (8)	Toy manufacturer	Second lien senior secured loan ($27,583 par due 9/2019)	10.00%	4/1/2010	27,484	27,583	(2)
		Second lien senior secured loan ($4,500 par due 9/2019)	10.00%	3/13/2014	4,500	4,500	(2)
		Second lien senior secured loan ($43,196 par due 9/2019)		4/1/2010	30,802	12,527	(2)(20)
		Common units (1,116,879 units)		4/1/2011	24	—
		Class B common units (126,278,000 units)		10/30/2014	—	—	(2)
		Warrant to purchase up to 3,157,895 units		4/1/2010	—	—
					62,810	44,610
Varsity Brands Holding Co., Inc., Hercules Achievement, Inc., Hercules Achievement Holdings, Inc. and Hercules VB Holdings, Inc.	Leading manufacturer and distributor of textiles, apparel & luxury goods	Second lien senior secured loan ($55,576 par due 12/2022)	9.75% (Libor + 8.75%/Q)	12/11/2014	55,090	55,576	(2)(21)
		Second lien senior secured loan ($91,697 par due 12/2022)	9.75% (Libor + 8.75%/Q)	12/11/2014	90,901	91,697	(2)(21)
		Common stock (3,353,370 shares)		12/11/2014	3,353	4,372	(2)
		Common stock (3,353,371 shares)		12/11/2014	4,147	5,406	(2)
					153,491	157,051
					717,266	696,535		13.46%
Power Generation
Alphabet Energy, Inc.	Technology developer to convert waste-heat into electricity	First lien senior secured loan ($3,900 par due 7/2017)	9.62%	12/16/2013	3,773	3,900	(2)
		Series B preferred stock (74,449 shares)		2/26/2014	250	400	(2)

As of December 31, 2015

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Warrant to purchase up to 59,524 units of Series B preferred stock (expires 12/2023)		12/16/2013	146	120	(2)
					4,169	4,420
Bicent (California) Holdings LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($49,507 par due 2/2021)	8.25% (Libor + 7.25%/Q)	2/6/2014	49,507	49,507	(2)(21)
Brush Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($44,863 par due 8/2020)	6.25% (Libor + 5.25%/Q)	8/1/2013	44,863	44,863	(2)(21)
		First lien senior secured loan ($500 par due 8/2020)	7.75% (Base Rate + 4.25%/Q)	8/1/2013	500	500	(2)(21)
		First lien senior secured loan ($2,271 par due 8/2020)	6.25% (Libor + 5.25%/Q)	8/1/2013	2,271	2,271	(2)(21)
		First lien senior secured loan ($6 par due 8/2020)	7.75% (Base Rate + 4.25%/Q)	8/1/2013	6	6	(2)(21)
		First lien senior secured loan ($9,720 par due 8/2020)	6.25% (Libor + 5.25%/Q)	8/1/2013	9,720	9,720	(4)(21)
		First lien senior secured loan ($108 par due 8/2020)	7.75% (Base Rate + 4.25%/Q)	8/1/2013	108	108	(4)(21)
					57,468	57,468
CPV Maryland Holding Company II, LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($44,460 par due 12/2020)	5.00% Cash, 5.00% PIK	8/8/2014	44,460	41,348	(2)
		Warrant to purchase up to 4 units of common stock (expires 8/2018)		8/8/2014	—	200	(2)
					44,460	41,548
DESRI VI Management Holdings, LLC	Wind power generation facility operator	Senior subordinated loan ($25,000 par due 12/2021)	9.75%	12/24/2014	25,000	25,000	(2)
		Non-Controlling units (10.0 units)		12/24/2014	1,483	1,378	(2)
					26,483	26,378
Grant Wind Holdings II, LLC	Wind power generation facility	Senior subordinated loan ($23,400 par due 7/2016)	10.00%	9/8/2015	23,400	23,400	(2)
Green Energy Partners, Stonewall LLC and Panda Stonewall Intermediate Holdings II LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($25,000 par due 11/2021)	6.50% (Libor + 5.50%/Q)	11/13/2014	24,753	23,000	(2)(21)
		Senior subordinated loan ($18,508 par due 12/2021)	8.00% Cash, 5.25% PIK	11/13/2014	18,508	17,398	(2)
		Senior subordinated loan ($86,519 par due 12/2021)	8.00% Cash, 5.25% PIK	11/13/2014	86,519	81,328	(2)
					129,780	121,726
Joule Unlimited Technologies, Inc. and Stichting Joule Global Foundation (25)	Renewable fuel and chemical production developer	First lien senior secured loan ($10,000 par due 10/2018)	10.00% (Libor + 9.00%/M)	3/31/2015	9,881	10,000	(2)(21)
		Warrant to purchase up to 32,051 shares of Series C-2 preferred stock (expires 7/2023)		7/25/2013	—	13	(2)(9)
					9,881	10,013
La Paloma Generating Company, LLC	Natural gas fired, combined cycle plant operator	Second lien senior secured loan ($10,000 par due 2/2020)		2/20/2014	9,469	3,000	(2)(20)
Moxie Liberty LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($35,000 par due 8/2020)	7.50% (Libor + 6.50%/Q)	8/21/2013	34,714	33,250	(2)(21)
Moxie Patriot LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($35,000 par due 12/2020)	6.75% (Libor + 5.75%/Q)	12/19/2013	34,720	32,550	(2)(21)
Panda Power Annex Fund Hummel Holdings II LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($73,566 par due 10/2016)	12.00% PIK	10/27/2015	73,068	73,566	(2)
Panda Sherman Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($32,104 par due 9/2018)	9.00% (Libor + 7.50%/Q)	9/14/2012	32,104	28,893	(2)(21)
Panda Temple Power II, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($20,000 par due 4/2019)	7.25% (Libor + 6.00%/Q)	4/3/2013	19,887	17,800	(2)(21)
Panda Temple Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($24,813 par due 3/2022)	7.25% (Libor + 6.25%/Q)	3/6/2015	23,654	22,083	(2)(21)

As of December 31, 2015

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
PERC Holdings 1 LLC	Operator of recycled energy, combined heat and power, and energy efficiency facilities	Class B common units (21,653,543 units)		10/20/2014	21,654	23,299	(2)
					594,418	568,901		11.00%
Manufacturing
Cambrios Technologies Corporation	Nanotechnology-based solutions for electronic devices and computers	Warrant to purchase up to 400,000 shares of Series D-4 convertible preferred stock (expires 8/2022)		8/7/2012	—	13	(2)
Chariot Acquisition, LLC (25)	Distributor and designer of aftermarket golf cart parts and accessories	First lien senior secured loan ($59,318 par due 9/2021)	7.25% (Libor + 6.25%/Q)	9/30/2015	59,318	59,318	(2)(21)(28)
Component Hardware Group, Inc. (25)	Commercial equipment	First lien senior secured revolving loan ($2,241 par due 7/2019)	5.50% (Libor + 4.50%/Q)	7/1/2013	2,241	2,218	(2)(21)
		First lien senior secured loan ($8,062 par due 7/2019)	5.50% (Libor + 4.50%/Q)	7/1/2013	8,062	7,982	(4)(21)
					10,303	10,200
Harvey Tool Company, LLC and Harvey Tool Holding, LLC (25)	Cutting tool provider to the metalworking industry	Senior subordinated loan ($27,925 par due 9/2020)	11.00%	8/13/2015	27,925	27,925	(2)
		Class A membership units (750 units)		3/28/2014	896	1,444	(2)
					28,821	29,369
Ioxus, Inc.	Energy storage devices	First lien senior secured loan ($10,168 par due 11/2017)	10.00% Cash, 2.00% PIK	4/29/2014	9,957	8,643	(2)
		Warrant to purchase up to 717,751 shares of Series AA preferred stock (expires 4/2024)		4/29/2014	—	—	(2)
					9,957	8,643
KPS Global LLC	Walk-in cooler and freezer systems	First lien senior secured loan ($50,000 par due 12/2020)	9.63% (Libor + 8.63%/Q)	12/4/2015	50,000	50,000	(2)(21)
MacLean-Fogg Company and MacLean-Fogg Holdings, L.L.C.	Manufacturer and supplier for the power utility and automotive markets worldwide	Senior subordinated loan ($96,992 par due 10/2025)	10.50% Cash, 3.00% PIK	10/31/2013	96,992	96,992	(2)
		Preferred units (70,183 units)	4.50% Cash, 9.25% PIK	10/9/2015	70,782	70,782
					167,774	167,774
MWI Holdings, Inc.	Engineered springs, fasteners, and other precision components	First lien senior secured loan ($14,164 par due 3/2019)	7.375% (Libor + 6.125%/Q)	10/30/2015	14,164	14,164	(2)(21)
		First lien senior secured loan ($28,102 par due 3/2019)	9.375% (Libor + 8.125%/Q)	6/15/2011	28,102	28,102	(3)(21)
		First lien senior secured loan ($19,879 par due 3/2019)	9.375% (Libor + 8.125%/Q)	6/15/2011	19,879	19,879	(4)(21)
					62,145	62,145
Niagara Fiber Intermediate Corp. (25)	Insoluble fiber filler products	First lien senior secured revolving loan ($1,881 par due 5/2018)	6.75% (Libor + 5.50%/Q)	5/8/2014	1,870	1,505	(2)(21)
		First lien senior secured loan ($1,430 par due 5/2018)	6.75% (Libor + 5.50%/Q)	5/8/2014	1,421	1,144	(2)(21)
		First lien senior secured loan ($13,649 par due 5/2018)	6.75% (Libor + 5.50%/Q)	5/8/2014	13,567	10,919	(2)(21)
					16,858	13,568
Nordco Inc. (25)	Railroad maintenance-of-way machinery	First lien senior secured revolving loan ($3,750 par due 8/2020)	8.75% (Base Rate + 5.25%/Q)	8/26/2015	3,750	3,713	(2)(21)
		First lien senior secured loan ($70,250 par due 8/2020)	7.25% (Libor + 6.25%/Q)	8/26/2015	70,250	69,548	(2)(21)(28)
		First lien senior secured loan ($188 par due 8/2020)	8.75% (Base Rate + 5.25%/Q)	8/26/2015	188	186	(2)(21)(28)
					74,188	73,447
Pelican Products, Inc.	Flashlights	Second lien senior secured loan ($40,000 par due 4/2021)	9.25% (Libor + 8.25%/Q)	4/11/2014	39,955	38,400	(2)(21)
Saw Mill PCG Partners LLC	Metal precision engineered components	Common units (1,000 units)		1/30/2007	1,000	—	(2)
SI Holdings, Inc.	Elastomeric parts, mid-sized composite structures, and composite tooling	Common stock (1,500 shares)		5/30/2014	1,500	1,483	(2)
TPTM Merger Corp. (25)	Time temperature indicator products	First lien senior secured revolving loan ($750 par due 9/2018)	7.25% (Libor + 6.25%/Q)	9/12/2013	750	743	(2)(21)

As of December 31, 2015

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($22,000 par due 9/2018)	9.42% (Libor + 8.42%/Q)	9/12/2013	22,000	21,780	(3)(21)
		First lien senior secured loan ($10,000 par due 9/2018)	9.42% (Libor + 8.42%/Q)	9/12/2013	10,000	9,900	(4)(21)
					32,750	32,423
					554,569	546,783		10.57%
Business Services
2329497 Ontario Inc. (9)	Outsourced data center infrastructure and related services provider	Second lien senior secured loan ($42,480 par due 6/2019)	10.50% (Libor + 9.25%/M)	12/13/2013	43,096	26,023	(2)(21)
Brandtone Holdings Limited (9)(25)	Mobile communications and marketing services provider	First lien senior secured loan ($5,674 par due 11/2018)	9.50% (Libor + 8.50%/M)	5/11/2015	5,532	5,674	(2)(21)
		First lien senior secured loan ($3,296 par due 1/2019)	9.50% (Libor + 8.50%/M)	5/11/2015	3,209	3,296	(2)(21)
		Warrant to purchase up to 115,002 units of Series Three participating convertible preferred ordinary shares (expires 5/2025)		5/11/2015	—	1	(2)
					8,741	8,971
CallMiner, Inc.	Provider of cloud-based conversational analytics solutions	First lien senior secured loan ($3,515 par due 5/2018)	10.00%	7/23/2014	3,499	3,515	(2)
		First lien senior secured loan ($1,939 par due 9/2018)	10.00%	7/23/2014	1,929	1,939	(2)
		Warrant to purchase up to 2,350,636 shares of Series 1 preferred stock (expires 7/2024)		7/23/2014	—	—	(2)
					5,428	5,454
CIBT Holdings, Inc. and CIBT Investment Holdings, LLC (25)	Expedited travel document processing services	Class A shares (2,500 shares)		12/15/2011	2,500	4,563	(2)
CMW Parent LLC (fka Black Arrow, Inc.)	Multiplatform media firm	Series A units (32 units)		9/11/2015	—	—	(2)
Command Alkon, Incorporated and CA Note Issuer, LLC	Software solutions provider to the ready-mix concrete industry	Second lien senior secured loan ($10,000 par due 8/2020)	9.25% (Libor + 8.25%/Q)	9/28/2012	10,000	10,000	(2)(21)
		Second lien senior secured loan ($11,500 par due 8/2020)	9.25% (Libor + 8.25%/Q)	9/28/2012	11,500	11,500	(2)(21)
		Second lien senior secured loan ($26,500 par due 8/2020)	9.25% (Libor + 8.25%/Q)	9/28/2012	26,500	26,500	(2)(21)
		Senior subordinated loan ($20,301 par due 8/2021)	14.00% PIK	8/8/2014	20,301	20,301	(2)
					68,301	68,301
Compuware Parent, LLC	Web and mobile cloud performance testing and monitoring services provider	Class A-1 common stock (4,132 units)		12/15/2014	2,250	2,038	(2)
		Class B-1 common stock (4,132 units)		12/15/2014	450	408	(2)
		Class C-1 common stock (4,132 units)		12/15/2014	300	272	(2)
		Class A-2 common stock (4,132 units)		12/15/2014	—	—	(2)
		Class B-2 common stock (4,132 units)		12/15/2014	—	—	(2)
		Class C-2 common stock (4,132 units)		12/15/2014	—	—	(2)
					3,000	2,718
Directworks, Inc. and Co-Exprise Holdings, Inc. (25)	Provider of cloud-based software solutions for direct materials sourcing and supplier management for manufacturers	First lien senior secured loan ($2,333 par due 4/2018)	10.25% (Libor + 9.25%/M)	12/19/2014	2,333	2,287	(2)(21)
		Warrant to purchase up to 1,875,000 shares of Series 1 preferred stock (expires 12/2024)		12/19/2014	—	—	(2)
					2,333	2,287

As of December 31, 2015

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
DTI Holdco, Inc. and OPE DTI Holdings, Inc.	Provider of legal process outsourcing and managed services	First lien senior secured loan ($990 par due 8/2020)	5.75% (Libor + 4.75%/Q)	8/19/2014	990	950	(2)(21)
		Class A common stock (7,500 shares)		8/19/2014	7,500	6,361	(2)
		Class B common stock (7,500 shares)		8/19/2014	—	—	(2)
					8,490	7,311
EN Engineering, L.L.C. (25)	Engineering and consulting services to natural gas, electric power and other energy & industrial end markets	First lien senior secured loan ($2,568 par due 6/2021)	8.50% (Base Rate + 5.00%/Q)	6/30/2015	2,568	2,568	(2)(21)(28)
		First lien senior secured loan ($22,368 par due 6/2021)	7.00% (Libor + 6.00%/Q)	6/30/2015	22,229	22,368	(2)(21)(28)
					24,797	24,936
Faction Holdings, Inc. and The Faction Group LLC (fka PeakColo Holdings, Inc.) (25)	Wholesaler of cloud-based software applications and services	First lien senior secured revolving loan ($2,000 par due 11/2017)	7.75% (Base Rate + 4.25%/Q)	11/3/2014	2,000	2,000	(2)(21)
		First lien senior secured loan ($4,000 par due 5/2019)	9.75% (Libor + 8.75%/Q)	11/3/2014	3,932	4,000	(2)(21)
		First lien senior secured loan ($3,000 par due 12/2019)	9.75% (Libor + 8.75%/Q)	12/3/2015	3,000	3,000	(2)(21)
		Warrant to purchase up to 1,481 shares of Series A preferred stock (expires 12/2025)		12/3/2015	—	—	(2)
		Warrant to purchase up to 2,037 shares of Series A preferred stock (expires 11/2024)		11/3/2014	93	147	(2)
					9,025	9,147
First Insight, Inc.	Software company providing merchandising and pricing solutions to companies worldwide	Warrant to purchase up to 122,827 units of Series C preferred stock (expires 3/2024)		3/20/2014	—	13	(2)
HCPro, Inc. and HCP Acquisition Holdings, LLC (8)	Healthcare compliance advisory services	Senior subordinated loan ($9,810 par due 5/2015)		3/5/2013	2,691	—	(2)(20)
		Class A units (14,293,110 units)		6/26/2008	12,793	—	(2)
					15,484	—
iControl Networks, Inc. and uControl Acquisition, LLC	Software and services company for the connected home market	Second lien senior secured loan ($20,000 par due 3/2019)	9.50% (Libor + 8.50%/Q)	2/19/2015	19,684	20,075	(2)(19)(21)
		Warrant to purchase up to 385,616 shares of Series D preferred stock (expires 2/2022)		2/19/2015	—	173	(2)
					19,684	20,248
IfByPhone Inc.	Voice-based marketing automation software provider	Warrant to purchase up to 124,300 shares of Series C preferred stock (10/2022)		10/15/2012	88	71	(2)
Interactions Corporation	Developer of a speech recognition software based customer interaction system	Second lien senior secured loan ($2,500 par due 7/2019)	9.85% (Libor + 8.85%/Q)	6/16/2015	2,196	2,500	(2)(21)
		Second lien senior secured loan ($22,500 par due 7/2019)	9.85% (Libor + 8.85%/Q)	6/16/2015	22,155	22,500	(5)(21)
		Warrant to purchase up to 68,187 shares of Series G-3 convertible preferred stock (expires 6/2022)		6/16/2015	303	303	(2)
					24,654	25,303
Investor Group Services, LLC (7)	Business consulting for private equity and corporate clients	Limited liability company membership interest (5.17% interest)		6/22/2006	—	360
iPipeline, Inc., Internet Pipeline, Inc. and iPipeline Holdings, Inc. (25)	Provider of software solutions to the insurance and financial services industry	First lien senior secured loan ($11,970 par due 8/2022)	8.25% (Libor + 7.25%/Q)	8/4/2015	11,970	11,970	(2)(21)
		First lien senior secured loan ($44,888 par due 8/2022)	8.25% (Libor + 7.25%/Q)	8/4/2015	44,888	44,888	(3)(21)

As of December 31, 2015

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($14,963 par due 8/2022)	8.25% (Libor + 7.25%/Q)	8/4/2015	14,963	14,963	(4)(21)
		Preferred stock (1,485 shares)		8/4/2015	1,485	1,912	(2)
		Common stock (647,542 shares)		8/4/2015	15	—	(2)
					73,321	73,733
IronPlanet, Inc.	Online auction platform provider for used heavy equipment	Warrant to purchase to up to 133,333 shares of Series C preferred stock (expires 9/2023)		9/24/2013	214	214	(2)
Itel Laboratories, Inc. (25)	Data services provider for building materials to property insurance industry	Preferred units (1,798,391 units)		6/29/2012	1,000	1,183	(2)
Market Track Holdings, LLC	Business media consulting services company	Preferred stock (1,685 shares)		12/13/2013	2,221	2,362
		Common stock (16,251 shares)		12/13/2013	2,221	2,304
					4,442	4,666
Maximus Holdings, LLC	Provider of software simulation tools and related services	Warrant to purchase up to 1,050,013 shares of common stock (expires 10/2019)		12/13/2013	—	—
Ministry Brands, LLC and MB Parent Holdings, LLC (25)	Software and payment services provider to faith-based institutions	First lien senior secured loan ($1,571 par due 11/2021)	5.25% (Libor + 4.25%/Q)	11/20/2015	1,571	1,571	(2)(21)
		First lien senior secured loan ($16,688 par due 11/2021)	10.75% (Libor + 9.75%/Q)	11/20/2015	16,688	16,688	(2)(21)
		First lien senior secured loan ($34,250 par due 11/2021)	10.75% (Libor + 9.75%/Q)	11/20/2015	33,912	34,250	(2)(21)
		Class A common units (2,000,000 units)		11/20/2015	2,000	2,000
					54,171	54,509
Multi-Ad Services, Inc. (7)	Marketing services and software provider	Preferred units (1,725,280 units)		4/1/2010	—	404
		Common units (1,725,280 units)		4/1/2010	—	—
					—	404
MVL Group, Inc. (8)	Marketing research provider	Senior subordinated loan ($441 par due 7/2012)		4/1/2010	226	226	(2)(20)
		Common stock (560,716 shares)		4/1/2010	—	—	(2)
					226	226
NAS, LLC, Nationwide Marketing Group, LLC and Nationwide Administrative Services, Inc.	Buying and marketing services organization for appliance, furniture and consumer electronics dealers	Second lien senior secured loan ($24,100 par due 12/2021)	9.75% (Libor + 8.75%/Q)	6/1/2015	24,100	23,136	(2)(21)
PHL Investors, Inc., and PHL Holding Co. (8)	Mortgage services	Class A common stock (576 shares)		7/31/2012	3,768	—	(2)
Poplicus Incorporated	Business intelligence and market analytics platform provider	First lien senior secured loan ($5,000 par due 7/2019)	8.50% (Libor + 7.50%/M)	6/25/2015	4,759	4,900	(5)(21)
		Warrant to purchase up to 2,402,991 shares of Series C preferred stock (expires 6/2025)		6/25/2015	125	125	(5)
					4,884	5,025
PowerPlan, Inc. and Project Torque Ultimate Parent Corporation	Fixed asset financial management software provider	Second lien senior secured loan ($30,000 par due 2/2023)	10.75% (Libor + 9.75%/Q)	2/23/2015	29,742	30,000	(2)(21)
		Second lien senior secured loan ($50,000 par due 2/2023)	10.75% (Libor + 9.75%/Q)	2/23/2015	49,557	50,000	(3)(21)
		Class A common stock (1,980 shares)		2/23/2015	1,980	2,592	(2)
		Class B common stock (989,011 shares)		2/23/2015	20	26	(2)
					81,299	82,618
Powersport Auctioneer Holdings, LLC	Powersport vehicle auction operator	Common units (1,972 units)		3/2/2012	1,000	1,130	(2)
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	235	(2)
Rocket Fuel Inc.	Provider of open and integrated software for digital marketing optimization	Common stock (11,405 units)		9/9/2014	40	20	(2)
Sonian Inc.	Cloud-based email archiving platform	First lien senior secured loan ($7,500 par due 9/2019)	9.00% (Libor + 8.00%/M)	9/9/2015	7,308	7,350	(5)(21)

As of December 31, 2015

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Warrant to purchase up to 169,045 shares of Series C preferred stock (expires 9/2022)		9/9/2015	93	93	(5)
					7,401	7,443
Talari Networks, Inc.	Networking equipment provider	First lien senior secured loan ($6,000 par due 12/2018)	9.75% (Libor + 8.75%/M)	8/3/2015	5,901	6,000	(5)(21)
		Warrant to purchase up to 421,052 shares of Series D-1 preferred stock (expires 8/2022)		8/3/2015	50	50	(5)
					5,951	6,050
TraceLink, Inc. (25)	Supply chain management software provider for the pharmaceutical industry	First lien senior secured loan ($4,500 par due 1/2019)	8.50% (Libor + 7.00%/M)	1/2/2015	4,413	4,500	(2)(21)
		Warrant to purchase up to 283,353 shares of Series A-2 preferred stock (expires 1/2025)		1/2/2015	146	1,041	(2)
					4,559	5,541
Velocity Holdings Corp.	Hosted enterprise resource planning application management services provider	Common units (1,713,546 units)		12/13/2013	4,503	2,966
WorldPay Group PLC (9)	Payment processing provider	C2 shares (73,974 shares)		10/21/2015	11	44
		Ordinary shares (1,310,386 shares)		10/21/2015	1,128	5,931
					1,139	5,975
					507,889	480,780		9.29%
Financial Services
AllBridge Financial, LLC (8)	Asset management services	Equity interests		4/1/2010	1,140	8,037
Callidus Capital Corporation (8)	Asset management services	Common stock (100 shares)		4/1/2010	3,000	1,670
Ciena Capital LLC (8)(25)	Real estate and small business loan servicer	First lien senior secured revolving loan ($14,000 par due 12/2016)	6.00%	11/29/2010	14,000	14,000	(2)
		First lien senior secured loan ($500 par due 12/2016)	12.00%	11/29/2010	500	500	(2)
		First lien senior secured loan ($5,000 par due 12/2016)	12.00%	11/29/2010	5,000	5,000	(2)
		First lien senior secured loan ($2,500 par due 12/2016)	12.00%	11/29/2010	2,500	2,500	(2)
		Equity interests		11/29/2010	38,974	20,835	(2)
					60,974	42,835
Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($28,000 par due 5/2018)	12.75%	5/10/2012	28,000	28,000	(2)
Gordian Acquisition Corp.	Financial services firm	Common stock (526 shares)		11/30/2012	—	—	(2)
Imperial Capital Group LLC	Investment services	Class A common units (40,440 units)		5/10/2007	9,832	14,376	(2)
		2006 Class B common units (13,249 units)		5/10/2007	2	3	(2)
		2007 Class B common units (1,652 units)		5/10/2007	—	—	(2)
					9,834	14,379
Ivy Hill Asset Management, L.P. (8)(10)	Asset management services	Member interest (100.00% interest)		6/15/2009	170,961	235,526
Javlin Three LLC, Javlin Four LLC, and Javlin Five LLC (10)(25)	Asset-backed financial services	First lien senior secured revolving loan ($50,960 par due 6/2017)	8.48% (Libor + 8.25%/M)	6/24/2014	50,960	50,960	(2)
LSQ Funding Group, L.C. and LM LSQ Investors LLC (10)(25)	Asset based lender	Senior subordinated loan ($30,000 par due 6/2021)	10.50%	6/25/2015	30,000	30,000	(2)
		Membership units (3,000,000 units)		6/25/2015	3,000	2,966
					33,000	32,966
					357,869	414,373		8.01%

As of December 31, 2015

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Education
Campus Management Corp. and Campus Management Acquisition Corp. (7)	Education software developer	Preferred stock (485,159 shares)		2/8/2008	10,520	9,315	(2)
Infilaw Holding, LLC (25)	Operator of for-profit law schools	First lien senior secured revolving loan		8/25/2011	—	—	(23)
		First lien senior secured loan ($3,626 par due 8/2016)	9.50% (Libor + 8.50%/Q)	8/25/2011	3,626	3,626	(3)(21)
		Series A preferred units (124,890 units)	9.50% (Libor + 8.50%/Q)	8/25/2011	124,890	113,650	(2)(21)
		Series B preferred units (3.91 units)		10/19/2012	9,245	9,765	(2)
					137,761	127,041
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	Private school operator	First lien senior secured loan ($1,670 par due 12/2018)	10.50% (Libor + 9.00%/Q)	10/31/2015	1,670	1,670	(2)(21)
		Senior preferred series A-1 shares (163,902 shares)		10/31/2015	119,422	99,514	(2)
		Series B preferred stock (1,750,000 shares)		8/5/2010	5,000	—	(2)
		Series C preferred stock (2,512,586 shares)		6/7/2010	689	—	(2)
		Common stock (20 shares)		6/7/2010	—	—	(2)
					126,781	101,184
Lakeland Tours, LLC	Educational travel provider	First lien senior secured loan ($30,750 par due 6/2020)	9.77% (Libor + 8.77%/Q)	6/9/2015	30,750	30,750	(2)(21)
		First lien senior secured loan ($43,967 par due 6/2020)	9.77% (Libor + 8.77%/Q)	6/9/2015	43,960	43,967	(2)(21)
		First lien senior secured loan ($40,362 par due 6/2020)	9.77% (Libor + 8.77%/Q)	6/9/2015	40,334	40,362	(3)(21)
		Common stock (5,000 shares)		10/4/2011	5,000	9,742	(2)
					120,044	124,821
PIH Corporation (25)	Franchisor of education-based early childhood centers	First lien senior secured revolving loan ($621 par due 12/2018)	7.00% (Libor + 6.00%/Q)	12/13/2013	621	621	(2)(21)
R3 Education, Inc. and EIC Acquisitions Corp.	Medical school operator	Preferred stock (1,977 shares)		7/30/2008	494	494	(2)
		Common membership interest (15.76% interest)		9/21/2007	15,800	25,890	(2)
		Warrant to purchase up to 27,890 shares (expires 11/2019)		12/8/2009	—	—	(2)
					16,294	26,384
Regent Education, Inc. (25)	Provider of software solutions designed to optimize the financial aid and enrollment processes	First lien senior secured revolving loan ($1,000 par due 7/2016)	10.00% (Libor + 8.00%/Q)	7/1/2014	1,000	960	(2)(21)
		First lien senior secured loan ($3,000 par due 1/2018)	10.00% (Libor + 8.00%/Q)	7/1/2014	2,927	2,880	(2)(21)
		Warrant to purchase up to 987,771 shares of Series CC preferred stock (expires 11/2025)		7/1/2014	—	62	(2)
					3,927	3,902
Severin Acquisition, LLC (25)	Provider of student information system software solutions to the K-12 education market	Second lien senior secured loan ($4,154 par due 7/2022)	9.75% (Libor + 8.75%/Q)	10/28/2015	4,073	4,071	(2)(21)
		Second lien senior secured loan ($15,000 par due 7/2022)	9.25% (Libor + 8.25%/Q)	7/31/2015	14,718	14,550	(2)(21)
					18,791	18,621
WCI-Quantum Holdings, Inc.	Distributor of instructional products, services and resources	Series A preferred stock (1,272 shares)		10/24/2014	1,000	1,206	(2)
					435,739	413,095		7.99%
Restaurants and Food Services
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc.	Restaurant owner and operator	First lien senior secured loan ($28,581 par due 12/2018)	9.25% (Libor + 8.25%/Q)	11/27/2006	28,581	25,151	(2)(17)(21)
		First lien senior secured loan ($10,919 par due 12/2018)	9.25% (Libor + 8.25%/Q)	11/27/2006	10,922	9,609	(3)(17)(21)

As of December 31, 2015

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Promissory note ($21,972 par due 12/2023)		11/27/2006	13,770	1,641	(2)
		Warrant to purchase up to 23,750 units of Series D common stock (expires 12/2023)		12/18/2013	24	—	(2)
					53,297	36,401
Benihana, Inc. (25)	Restaurant owner and operator	First lien senior secured revolving loan ($969 par due 7/2018)	8.25% (Base Rate + 4.75%/Q)	8/21/2012	969	921	(2)(21)
		First lien senior secured loan ($4,839 par due 1/2019)	7.25% (Libor + 6.00%/Q)	8/21/2012	4,839	4,597	(4)(21)
					5,808	5,518
DineInFresh, Inc.	Meal-delivery provider	First lien senior secured loan ($7,500 par due 7/2018)	9.75% (Libor + 8.75%/M)	12/19/2014	7,438	7,500	(2)(21)
		Warrant to purchase up to 143,079 shares of Series A preferred stock (12/2024)		12/19/2014	—	4	(2)
					7,438	7,504
Garden Fresh Restaurant Corp. (25)	Restaurant owner and operator	First lien senior secured revolving loan ($1,100 par due 7/2018)	10.50% (Libor + 9.00%/Q)	10/3/2013	1,100	1,100	(2)(21)(24)
		First lien senior secured loan ($40,688 par due 7/2018)	10.50% (Libor + 9.00%/Q)	10/3/2013	40,688	40,688	(3)(21)
					41,788	41,788
Global Franchise Group, LLC and GFG Intermediate Holding, Inc.	Worldwide franchisor of quick service restaurants	First lien senior secured loan ($62,500 par due 12/2019)	10.53% (Libor + 9.53%/Q)	12/18/2014	62,500	62,500	(3)(21)
Heritage Food Service Group, Inc. and WCI-HFG Holdings, LLC	Distributor of replacement parts for commercial kitchen equipment	Second lien senior secured loan ($31,645 par due 10/2022)	9.50% (Libor + 8.50%/Q)	10/20/2015	31,645	31,012	(2)(21)
		Preferred units (3,000,000 units)		10/20/2015	3,000	3,000	(2)
					34,645	34,012
Orion Foods, LLC (8)	Convenience food service retailer	First lien senior secured loan ($7,536 par due 9/2015)		4/1/2010	7,536	3,699	(2)(20)
		Second lien senior secured loan ($19,420 par due 9/2015)		4/1/2010	—	—	(2)(20)
		Preferred units (10,000 units)		10/28/2010	—	—	(2)
		Class A common units (25,001 units)		4/1/2010	—	—	(2)
		Class B common units (1,122,452 units)		4/1/2010	—	—	(2)
					7,536	3,699
OTG Management, LLC (25)	Airport restaurant operator	First lien senior secured revolving loan ($2,300 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	2,300	2,300	(2)(21)
		First lien senior secured loan ($10,756 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	10,756	10,756	(2)(21)
		First lien senior secured loan ($22,101 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	22,101	22,101	(2)(21)
		First lien senior secured loan ($24,688 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	24,688	24,688	(3)(21)
		Common units (3,000,000 units)		1/5/2011	3,000	11,451	(2)
		Warrant to purchase up to 7.73% of common units (expires 6/2018)		6/19/2008	100	22,843	(2)
					62,945	94,139
Restaurant Holding Company, LLC	Fast food restaurant operator	First lien senior secured loan ($36,309 par due 2/2019)	8.75% (Libor + 7.75%/Q)	3/13/2014	36,076	35,219	(2)(21)
					312,033	320,780		6.20%
Oil and Gas
Lonestar Prospects, Ltd.	Sand proppant producer and distributor to the oil and natural gas industry	First lien senior secured loan ($25,286 par due 9/2018)	8.50% (Libor + 6.50% Cash, 1.00% PIK/Q)	9/18/2014	25,286	24,022	(2)(21)
		First lien senior secured loan ($49,343 par due 9/2018)	8.50% (Libor + 6.50% Cash, 1.00% PIK/Q)	9/18/2014	49,343	46,876	(3)(21)
					74,629	70,898
Petroflow Energy Corporation	Oil and gas exploration and production company	First lien senior secured loan ($52,539 par due 7/2017)		7/31/2014	49,269	19,807	(2)(20)

As of December 31, 2015

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Primexx Energy Corporation	Privately-held oil and gas exploration and production company	Second lien senior secured loan ($125,000 par due 1/2020)	10.00% (Libor + 9.00%/M)	7/7/2015	124,524	116,250	(2)(21)
UL Holding Co., LLC and Universal Lubricants, LLC (7)	Manufacturer and distributor of re-refined oil products	Second lien senior secured loan ($12,099 par due 12/2016)		4/30/2012	8,717	9,972	(2)(20)
		Second lien senior secured loan ($51,314 par due 12/2016)		4/30/2012	37,043	42,295	(2)(20)
		Second lien senior secured loan ($5,971 par due 12/2016)		4/30/2012	4,272	4,921	(2)(20)
		Class A common units (533,351 units)		6/17/2011	4,993	—	(2)
		Class B-5 common units (272,834 units)		6/17/2011	2,492	—	(2)
		Class C common units (758,546 units)		4/25/2008	—	—	(2)
		Warrant to purchase up to 654,045 shares of Class A units		5/2/2014	—	—	(2)
		Warrant to purchase up to 26,072 shares of Class B-1 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 52,143 shares of Class B-2 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 26,965 shares of Class B-3 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 73,106 shares of Class B-5 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 54,263 shares of Class B-6 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 952,095 shares of Class C units		5/2/2014	—	—	(2)
					57,517	57,188
					305,939	264,143		5.11%
Containers and Packaging
Charter NEX US Holdings, Inc.	Producer of high-performance specialty films used in flexible packaging	Second lien senior secured loan ($16,000 par due 2/2023)	9.25% (Libor + 8.25%/Q)	2/5/2015	15,787	15,680	(2)(21)
GS Pretium Holdings, Inc.	Manufacturer and supplier of high performance plastic containers	Common stock (500,000 shares)		6/2/2014	500	479	(2)
ICSH, Inc. (25)	Industrial container manufacturer, reconditioner and servicer	First lien senior secured revolving loan		8/30/2011	—	—	(2)(23)
		Second lien senior secured loan ($66,000 par due 12/2019)	10.00% (Libor + 9.00%/Q)	12/31/2015	66,000	66,000	(2)(21)
					66,000	66,000
LBP Intermediate Holdings LLC (25)	Manufacturer of paper and corrugated foodservice packaging	First lien senior secured revolving loan		7/10/2015	—	—	(2)(23)
		First lien senior secured loan ($24,425 par due 7/2020)	6.50% (Libor + 5.50%/Q)	7/10/2015	24,153	24,425	(3)(21)
		First lien senior secured loan ($193 par due 7/2020)	8.00% (Base Rate + 4.50%/Q)	7/10/2015	191	193	(3)(21)
					24,344	24,618
Microstar Logistics LLC, Microstar Global Asset Management LLC, and MStar Holding Corporation	Keg management solutions provider	Second lien senior secured loan ($142,500 par due 12/2018)	8.50% (Libor + 7.50%/Q)	12/14/2012	142,500	142,500	(2)(21)
		Common stock (50,000 shares)		12/14/2012	3,951	7,270	(2)
					146,451	149,770
					253,082	256,547		4.96%
Food and Beverage
American Seafoods Group LLC and American Seafoods Partners LLC (25)	Harvester and processor of seafood	First lien senior secured loan ($19,850 par due 8/2021)	6.00% (Libor + 5.00%/Q)	8/19/2015	19,598	19,652	(2)(21)
		Second lien senior secured loan ($55,000 par due 2/2022)	10.00% (Libor + 9.00%/Q)	8/19/2015	55,000	53,900	(2)(21)

As of December 31, 2015

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Class A units (77,922 units)		8/19/2015	78	75	(2)
		Warrant to purchase up to 7,422,078 Class A units (expires 8/2035)		8/19/2015	7,422	7,160	(2)
					82,098	80,787
Eagle Family Foods Group LLC	Manufacturer and producer of milk products	First lien senior secured loan ($64,775 par due 12/2021)	10.05% (Libor + 9.05%/Q)	12/31/2015	64,277	64,775	(2)(21)
GF Parent LLC	Producer of low-acid, aseptic food and beverage products	Class A preferred units (2,940 units)		5/13/2015	2,940	2,433	(2)
		Class A common units (59,999.74 units)		5/13/2015	60	—	(2)
					3,000	2,433
Kettle Cuisine, LLC	Manufacturer of fresh refrigerated and frozen food products	Second lien senior secured loan ($28,500 par due 2/2022)	10.50% (Libor + 9.50%/Q)	8/21/2015	28,500	28,500	(2)(21)
KeyImpact Holdings, Inc. and JWC/KI Holdings, LLC (25)	Foodservice sales and marketing agency	First lien senior secured loan ($46,250 par due 11/2021)	7.13% (Libor + 6.13%/Q)	11/16/2015	46,250	45,788	(2)(21)(28)
		Membership units (5,000 units)		11/16/2015	5,000	5,000	(2)
					51,250	50,788
					229,125	227,283		4.39%
Automotive Services
AEP Holdings, Inc. and Arrowhead Holdco Company	Distributor of non-discretionary, mission-critical aftermarket replacement parts	First lien senior secured loan ($45,346 par due 8/2021)	7.25% (Libor + 6.25%/Q)	8/31/2015	45,346	44,893	(2)(21)(28)
		First lien senior secured loan ($904 par due 8/2021)	8.75% (Base Rate + 5.25%/Q)	8/31/2015	904	895	(2)(21)(28)
		Common stock (2,500 shares)		8/31/2015	2,500	2,518	(2)
					48,750	48,306
ChargePoint, Inc.	Developer and operator of electric vehicle charging stations	First lien senior secured loan ($10,000 par due 7/2019)	9.75% (Libor + 8.75%/M)	12/24/2014	9,821	10,000	(2)(21)
		First lien senior secured loan ($10,000 par due 1/2019)	9.75% (Libor + 8.75%/M)	12/24/2014	9,567	10,000	(2)(21)
		Warrant to purchase up to 404,563 shares of Series E preferred stock (expires 12/2024)		12/24/2014	327	327	(2)
					19,715	20,327
Dent Wizard International Corporation and DWH Equity Investors, L.P.	Automotive reconditioning services	Second lien senior secured loan ($50,000 par due 10/2020)	10.25% (Libor + 9.25%/Q)	4/7/2015	50,000	50,000	(3)(21)
		Class A Common Stock (10,000 shares)		4/7/2015	333	456	(2)
		Class B Common Stock (20,000 shares)		4/7/2015	667	911	(2)
					51,000	51,367
Eckler Industries, Inc. (25)	Restoration parts and accessories provider for classic automobiles	First lien senior secured revolving loan ($2,000 par due 7/2017)	8.50% (Base Rate + 5.00%/Q)	7/12/2012	2,000	1,940	(2)(21)
		First lien senior secured loan ($7,054 par due 7/2017)	7.25% (Libor + 6.00%/Q)	7/12/2012	7,054	6,842	(2)(21)
		First lien senior secured loan ($26,581 par due 7/2017)	7.25% (Libor + 6.00%/Q)	7/12/2012	26,581	25,784	(3)(21)
		Series A preferred stock (1,800 shares)		7/12/2012	1,800	—	(2)
		Common stock (20,000 shares)		7/12/2012	200	—	(2)
					37,635	34,566
EcoMotors, Inc.	Engine developer	First lien senior secured loan ($11,480 par due 3/2018)	11.00%	9/1/2015	10,855	11,480	(2)
		Warrant to purchase up to 321,888 shares of Series C preferred stock (expires 12/2022)		12/28/2012	—	347	(2)
		Warrant to purchase up to 70,000 shares of Series C preferred stock (expires 2/2025)		2/24/2015	—	—	(2)
					10,855	11,827

As of December 31, 2015

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Simpson Performance Products, Inc.	Provider of motorsports safety equipment	First lien senior secured loan ($5,006 par due 2/2020)	9.80% (Libor + 8.80%/Q)	10/19/2015	5,006	5,006	(2)(21)
		First lien senior secured loan ($19,500 par due 2/2020)	9.80% (Libor + 8.80%/Q)	2/20/2015	19,500	19,500	(3)(21)
					24,506	24,506
SK SPV IV, LLC	Collision repair site operators	Series A common stock (12,500 units)		8/18/2014	571	2,679	(2)
		Series B common stock (12,500 units)		8/18/2014	571	2,679	(2)
					1,142	5,358
TA THI Buyer, Inc. and TA THI Parent, Inc.	Collision repair company	Series A preferred stock (50,000 shares)		7/28/2014	5,000	9,297	(2)
					198,603	205,554		3.97%
Commercial Real Estate Finance
10th Street, LLC and New 10th Street, LLC (8)	Real estate holding company	First lien senior secured loan ($25,320 par due 11/2019)	7.00% Cash, 1.00% PIK	3/31/2014	25,320	25,320	(2)
		Senior subordinated loan ($27,235 par due 11/2019)	7.00% Cash, 1.00% PIK	4/1/2010	27,235	27,235	(2)
		Member interest (10.00% interest)		4/1/2010	594	44,520
		Option (25,000 units)		4/1/2010	25	25
					53,174	97,100
Commons R-3, LLC	Real estate developer	Real estate equity interests		4/1/2010	—	135
Crescent Hotels & Resorts, LLC and affiliates (8)	Hotel operator	Senior subordinated loan ($2,236 par due 9/2011)	15.00%	4/1/2010	—	2,670	(2)
		Common equity interest		4/1/2010	—	—
					—	2,670
					53,174	99,905		1.93%
Chemicals
Genomatica, Inc.	Developer of a biotechnology platform for the production of chemical products	Warrant to purchase 322,422 shares of Series D preferred stock (expires 3/2023)		3/28/2013	—	6	(2)
K2 Pure Solutions Nocal, L.P. (25)	Chemical Producer	First lien senior secured revolving loan ($5,000 par due 8/2019)	9.125% (Libor + 8.125%/M)	8/19/2013	5,000	4,900	(2)(21)
		First lien senior secured loan ($20,694 par due 8/2019)	8.00% (Libor + 7.00%/M)	8/19/2013	20,694	20,280	(2)(21)
		First lien senior secured loan ($38,500 par due 8/2019)	8.00% (Libor + 7.00%/M)	8/19/2013	38,500	37,730	(3)(21)
		First lien senior secured loan ($19,250 par due 8/2019)	8.00% (Libor + 7.00%/M)	8/19/2013	19,250	18,865	(4)(21)
					83,444	81,775
Kinestral Technologies, Inc.	Designer of adaptive, dynamic glass for the commercial and residential markets	First lien senior secured loan ($10,000 par due 10/2018)	8.75% (Libor + 7.75%/M)	4/22/2014	9,856	10,000	(2)(21)
		Warrant to purchase up to 325,000 shares of Series A preferred stock (expires 4/2024)		4/22/2014	73	151	(2)
		Warrant to purchase up to 131,883 shares of Series B preferred stock (expires 4/2025)		4/9/2015	—	—	(2)
					9,929	10,151
Liquid Light, Inc.	Developer and licensor of process technology for the conversion of carbon dioxide into major chemicals	First lien senior secured loan ($2,556 par due 11/2017)	10.00%	8/13/2014	2,518	2,556	(2)
		Warrant to purchase up to 86,009 shares of Series B preferred stock (expires 8/2024)		8/13/2014	77	74	(2)
					2,595	2,630
					95,968	94,562		1.83%
Hotel Services
Aimbridge Hospitality Holdings, LLC (25)	Hotel operator	First lien senior secured loan ($18,305 par due 10/2018)	8.25% (Libor + 7.00%/Q)	7/15/2015	18,066	18,305	(2)(15)(21)

As of December 31, 2015

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Castle Management Borrower LLC	Hotel operator	First lien senior secured loan ($5,940 par due 9/2020)	5.50% (Libor + 4.50%/Q)	10/17/2014	5,940	5,940	(2)(21)
		Second lien senior secured loan ($10,000 par due 3/2021)	11.00% (Libor + 10.00%/Q)	10/17/2014	10,000	10,000	(2)(21)
		Second lien senior secured loan ($55,000 par due 3/2021)	11.00% (Libor + 10.00%/Q)	10/17/2014	55,000	55,000	(2)(21)
					70,940	70,940
					89,006	89,245		1.73%
Aerospace and Defense
Cadence Aerospace, LLC	Aerospace precision components manufacturer	First lien senior secured loan ($4,074 par due 5/2018)	6.50% (Libor + 5.25%/Q)	5/15/2012	4,057	4,074	(4)(21)
		Second lien senior secured loan ($79,657 par due 5/2019)	10.50% (Libor + 9.25%/Q)	5/10/2012	79,657	77,267	(2)(21)
					83,714	81,341
Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Senior preferred stock (775 shares)	8.00% PIK	1/17/2008	131	131	(2)
		Common stock (1,885,195 shares)		1/17/2008	2,291	2,504	(2)
					2,422	2,635
					86,136	83,976		1.62%
Environmental Services
RE Community Holdings II, Inc., Pegasus Community Energy, LLC., and MPH Energy Holdings, LP	Operator of municipal recycling facilities	Preferred stock (1,000 shares)		3/1/2011	8,839	—	(2)
		Limited partnership interest (3.13% interest)		1/8/2014	—	—	(2)
					8,839	—
Waste Pro USA, Inc	Waste management services	Second lien senior secured loan ($76,725 par due 10/2020)	8.50% (Libor + 7.50%/Q)	10/15/2014	76,725	76,725	(2)(21)
					85,564	76,725		1.48%
Health Clubs
Athletic Club Holdings, Inc. (25)	Premier health club operator	First lien senior secured loan ($41,000 par due 10/2020)	9.50% (Libor + 8.50%/Q)	10/11/2007	41,000	41,000	(2)(21)
CFW Co-Invest, L.P., NCP Curves, L.P. and Curves International Holdings, Inc.	Health club franchisor	Limited partnership interest (4,152,165 shares)		7/31/2012	4,152	3,767	(2)
		Common stock (1,680 shares)		11/12/2014	—	—	(2)(9)
		Limited partnership interest (2,218,235 shares)		7/31/2012	2,218	2,012	(2)(9)
					6,370	5,779
					47,370	46,779		0.90%
Wholesale Distribution
Flow Solutions Holdings, Inc.	Distributor of high value fluid handling, filtration and flow control products	Second lien senior secured loan ($6,000 par due 10/2018)	10.00% (Libor + 9.00%/Q)	12/16/2014	6,000	5,820	(2)(21)
		Second lien senior secured loan ($29,500 par due 10/2018)	10.00% (Libor + 9.00%/Q)	12/16/2014	29,500	28,615	(2)(21)
					35,500	34,435
					35,500	34,435		0.67%
Retail
Paper Source, Inc. and Pine Holdings, Inc. (25)	Retailer of fine and artisanal paper products	First lien senior secured loan ($9,800 par due 9/2018)	7.25% (Libor + 6.25%/Q)	9/23/2013	9,800	9,800	(4)(21)
		Class A common stock (36,364 shares)		9/23/2013	6,000	7,056	(2)
					15,800	16,856
Things Remembered, Inc. and TRM Holdings Corporation (25)	Personalized gifts retailer	First lien senior secured revolving loan ($3,167 par due 5/2017)		5/24/2012	3,126	1,868	(2)(20)
		First lien senior secured loan ($12,878 par due 5/2018)		5/24/2012	12,606	7,598	(4)(20)
					15,732	9,466
					31,532	26,322		0.51%

As of December 31, 2015

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Telecommunications
Adaptive Mobile Security Limited (9)	Developer of security software for mobile communications networks	First lien senior secured loan ($3,039 par due 7/2018)	10.00% (Libor + 9.00%/M)	1/16/2015	3,196	3,189	(2)(19)(21)
		First lien senior secured loan ($769 par due 10/2018)	10.00% (Libor + 9.00%/M)	1/16/2015	807	807	(2)(19)(21)
					4,003	3,996
American Broadband Communications, LLC, American Broadband Holding Company, and Cameron Holdings of NC, Inc.	Broadband communication services	Warrant to purchase up to 208 shares (expires 11/2017)		11/7/2007	—	7,249
		Warrant to purchase up to 200 shares (expires 9/2020)		9/1/2010	—	6,970
					—	14,219
Startec Equity, LLC (8)	Communication services	Member interest		4/1/2010	—	—
Wilcon Holdings LLC	Communications infrastructure provider	Class A common stock (2,000,000 shares)		12/13/2013	1,829	2,620
					5,832	20,835		0.40%
Printing, Publishing and Media
Batanga, Inc. (25)	Independent digital media company	First lien senior secured revolving loan ($3,000 par due 6/2016)	10.00%	10/31/2012	3,000	3,000	(2)
		First lien senior secured loan ($6,590 par due 6/2017)	10.60%	10/31/2012	6,590	6,650	(2)(19)
					9,590	9,650
Earthcolor Group, LLC	Printing management services	Limited liability company interests (9.30%)		5/18/2012	—	—
The Teaching Company, LLC and The Teaching Company Holdings, Inc.	Education publications provider	Preferred stock (10,663 shares)		9/29/2006	1,066	3,875	(2)
		Common stock (15,393 shares)		9/29/2006	3	9	(2)
					1,069	3,884
					10,659	13,534		0.26%
Computers and Electronics
Everspin Technologies, Inc. (25)	Designer and manufacturer of computer memory solutions	First lien senior secured loan ($8,000 par due 6/2019)	8.75% (Libor + 7.75%/M)	6/5/2015	7,533	7,840	(5)(21)
		Warrant to purchase up to 480,000 shares of Series B preferred stock (expires 6/2025)		6/5/2015	355	355	(5)
					7,888	8,195
Liquid Robotics, Inc.	Ocean data services provider utilizing long duration, autonomous surface vehicles	First lien senior secured loan ($5,000 par due 5/2019)	9.00% (Libor + 8.00%/M)	10/29/2015	4,876	4,900	(5)(21)
		Warrant to purchase up to 50,263 shares of Series E preferred stock (expires 10/2025)		10/29/2015	76	74	(5)
					4,952	4,974
					12,840	13,169		0.26%
					$9,147,646	$9,055,496		175.04%

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

(22)                                In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from the SSLP’s loan portfolio, after expenses, which may result in a return to the Company greater than the contractual stated interest rate.

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

(unaudited)

	Common Stock		Capital in Excess of	Accumulated Overdistributed Net Investment	Accumulated Net Realized Gains (Losses) on Investments, Foreign Currency Transactions, Extinguishment of Debt and Other	Net Unrealized Losses on Investments, Foreign Currency and Other	Total Stockholders’
	Shares	Amount	Par Value	Income	Assets	Transactions	Equity
Balance at December 31, 2015	314,347	$314	$5,318,277	$(894)	$(53,013)	$(91,352)	$5,173,332
Repurchases of common stock	(393)	—	(5,477)	—	—	—	(5,477)
Net increase in stockholders’ equity resulting from operations	—	—	—	355,690	78,536	(35,044)	399,182
Dividends declared and payable ($1.14 per share)	—	—	—	(358,058)	—	—	(358,058)
Balance at September 30, 2016	313,954	$314	$5,312,800	$(3,262)	$25,523	$(126,396)	$5,208,979

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$399,182	$363,957
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Net realized gains on investments and foreign currency transactions	(78,536)	(103,739)
Net unrealized losses on investments, foreign currency and other transactions	35,044	96,600
Realized losses on extinguishment of debt	—	3,839
Net accretion of discount on investments	(4,385)	(3,110)
Payment-in-kind interest and dividends	(32,190)	(15,399)
Collections of payment-in-kind interest and dividends	2,936	279
Amortization of debt issuance costs	10,765	12,718
Net accretion of discount on notes payable	5,167	12,201
Depreciation	535	549
Proceeds from sales and repayments of investments	2,700,325	3,216,639
Purchases of investments	(2,385,352)	(2,865,701)
Changes in operating assets and liabilities:
Interest receivable	17,303	25,616
Other assets	(13,120)	15,650
Base management fees payable	(202)	(1,213)
Income based fees payable	1,818	(1,228)
Capital gains incentive fees payable	8,698	(23,159)
Accounts payable and other liabilities	(10,436)	(20,497)
Interest and facility fees payable	(18,837)	(3,860)
Net cash provided by operating activities	638,715	710,142
FINANCING ACTIVITIES:
Borrowings on debt	7,168,833	2,109,370
Repayments and repurchases of debt	(7,567,000)	(2,392,750)
Debt issuance costs	(8,980)	(6,324)
Dividends paid	(358,058)	(367,870)
Repurchases of common stock	(5,477)	—
Net cash used in financing activities	(770,682)	(657,574)
CHANGE IN CASH AND CASH EQUIVALENTS	(131,967)	52,568
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	257,056	194,555
CASH AND CASH EQUIVALENTS, END OF PERIOD	$125,089	$247,123
Supplemental Information:
Interest paid during the period	$138,986	$143,962
Taxes, including excise tax, paid during the period	$16,148	$10,116
Dividends declared and payable during the period	$358,058	$374,062

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2016

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

As of September 30, 2016

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

As of September 30, 2016

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

As of September 30, 2016

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

As of September 30, 2016

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

As of September 30, 2016

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

As of September 30, 2016

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

There was no capital gains incentive fee earned by the Company’s investment adviser as calculated under the investment advisory and management agreement (as described above) for the three and nine months ended September 30, 2016. However, in accordance with GAAP, the Company had cumulatively accrued a capital gains incentive fee of $50,963 as of September 30, 2016, of which $50,963 is not currently due under the investment advisory and management agreement. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 20% of such cumulative amount, less the

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2016

(unaudited)

(in thousands, except per share data, percentages and as otherwise indicated; for example, with the words “million,”“billion” or otherwise)

aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods. As of September 30, 2016, the Company has paid capital gains incentive fees since inception totaling $57,404. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

For the three and nine months ended September 30, 2016, base management fees were $33,923 and $103,126, respectively, and income based fees were $33,052 and $91,097, respectively. For the three months ended September 30, 2016, the reduction in capital gains incentive fees calculated in accordance with GAAP was $5,491. For the nine months ended September 30, 2016, the capital gains incentive fees calculated in accordance with GAAP was $8,698. For the three and nine months ended September 30, 2015, base management fees were $33,284 and $100,221, respectively, income based fees were $31,842 and $90,156, respectively. For the three months ended September 30, 2015, the reduction in capital gains incentive fees calculated in accordance with GAAP was $2,628. For the nine months ended September 30, 2015, the capital gains incentive fees calculated in accordance with GAAP was $834.

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

For the three and nine months ended September 30, 2016, the Company incurred $3,433 and $10,198, respectively, in administrative fees. As of September 30, 2016, $3,433 of these fees were unpaid and included in “accounts payable and other liabilities” in the accompanying consolidated balance sheet. For the three and nine months ended September 30, 2015, the Company incurred $3,545 and $10,515, respectively, in administrative fees.

4.                                      INVESTMENTS

As of September 30, 2016 and December 31, 2015, investments consisted of the following:

	As of
	September 30, 2016		December 31, 2015
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans	$2,249,313	$2,197,926	$2,735,232	$2,638,784
Second lien senior secured loans	2,911,245	2,840,351	2,944,551	2,861,294
Subordinated certificates of the SDLP (2)	195,338	195,338	—	—
Subordinated certificates of the SSLP (3)	1,938,446	1,899,754	1,935,401	1,884,861
Senior subordinated debt	701,732	721,146	663,003	654,066
Preferred equity securities	492,563	342,645	435,063	375,830
Other equity securities	439,362	607,491	434,396	640,526
Commercial real estate	—	—	—	135
Total	$8,927,999	$8,804,651	$9,147,646	$9,055,496

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2016

(unaudited)

(in thousands, except per share data, percentages and as otherwise indicated; for example, with the words “million,”“billion” or otherwise)

(1)                                 The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, if any.

(2)                                 The proceeds from these certificates were applied to co-investments with Varagon and its clients to fund first lien senior secured loans to 10 different borrowers as of September 30, 2016.

(3)                                 The proceeds from these certificates were applied to co-investments with GE to fund first lien senior secured loans to 25 and 41 different borrowers as of September 30, 2016 and December 31, 2015, respectively.

The industrial and geographic compositions of the Company’s portfolio at fair value as of September 30, 2016 and December 31, 2015 were as follows:

	As of
	September 30, 2016	December 31, 2015
Industry
Investment Funds and Vehicles(1)	24.2%	21.2%
Healthcare Services	14.2	14.6
Other Services	9.3	9.0
Business Services	8.5	5.3
Consumer Products	7.9	7.7
Power Generation	5.6	6.3
Restaurants and Food Services	4.6	3.5
Financial Services	4.3	4.6
Manufacturing	3.8	6.0
Education	3.1	4.6
Containers and Packaging	2.8	2.8
Food and Beverage	2.1	2.5
Automotive Services	1.8	2.3
Oil and Gas	1.4	2.9
Hotel Services	1.2	1.0
Other	5.2	5.7
Total	100.0%	100.0%

(1)                                 Includes the Company’s investment in the SDLP, which had made first lien senior secured loans to 10 different borrowers as of September 30, 2016, and the Company’s investment in the SSLP, which had made first lien senior secured loans to 25 and 41 different borrowers as of September 30, 2016 and December 31, 2015, respectively. The portfolio companies in the SDLP and SSLP are in industries similar to the companies in the Company’s portfolio.

	As of
	September 30, 2016	December 31, 2015
Geographic Region
West(1)	40.1%	37.9%
Southeast	21.9	20.3
Midwest	18.2	23.8
Mid Atlantic	15.9	13.7
Northeast	2.7	2.3
International	1.2	2.0
Total	100.0%	100.0%

(1)                                 Includes the Company’s investment in the SDLP, which represented 2.2% of the total investment portfolio at fair value as of September 30, 2016, and the Company’s investment in the SSLP, which represented 21.6% and 20.8% of the total investment portfolio at fair value as of September 30, 2016 and December 31, 2015, respectively.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2016

(unaudited)

(in thousands, except per share data, percentages and as otherwise indicated; for example, with the words “million,”“billion” or otherwise)

As of September 30, 2016, 2.3% of total investments at amortized cost (or 1.2% of total investments at fair value) were on non-accrual status. As of December 31, 2015, 2.6% of total investments at amortized cost (or 1.7% of total investments at fair value) were on non-accrual status.

Co-Investment Programs

Senior Direct Lending Program

The Company established a joint venture with Varagon to make certain first lien senior secured loans, including certain stretch senior and unitranche loans, to U.S. middle-market companies. Varagon was formed in 2013 as a lending platform by American International Group, Inc. (NYSE:AIG) and other partners. The joint venture is called the SDLP. In July 2016, the Company and Varagon and its clients completed the initial funding of the SDLP. In conjunction with the initial funding, the Company and Varagon and its clients sold investment commitments to the SDLP. Such investment commitments included $528.9 million of investment commitments sold to the SDLP by the Company. No realized gains or losses were recorded by the Company on these transactions. The SDLP may generally commit and hold individual loans of up to $300.0 million. The Company may directly co-invest with the SDLP to accommodate larger transactions. The SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SDLP must be approved by an investment committee of the SDLP consisting of representatives of the Company and Varagon (with approval from a representative of each required).

The Company provides capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. As of September 30, 2016, the Company and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates.

As of September 30, 2016, the Company and Varagon and its clients agreed to make capital available to the SDLP of $2.9 billion in the aggregate, of which $590.6 million has been made available from the Company. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP as discussed above.  Below is a summary of the funded capital and unfunded capital commitments of the SDLP.

As of
(in millions)	September 30, 2016
Total capital funded to the SDLP(1)	$930.2
Total capital funded to the SDLP by the Company(1)	$195.3
Total unfunded capital commitments to the SDLP(2)	$147.0
Total unfunded capital commitments to the SDLP by the Company(2)	$31.5

(1)                                 At principal amount.

(2)                                 These commitments have been approved by the investment committee of the SDLP and will be funded as the transactions are completed.

The SDLP Certificates pay a coupon of LIBOR plus 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, after expenses, which may result in a return to the holders of the SDLP Certificates that is greater than the stated coupon. The SDLP Certificates are junior in right of payment to the senior notes and intermediate funding notes.

The amortized cost and fair value of the SDLP Certificates held by the Company were $195.3 million and $195.3 million, respectively, as of September 30, 2016. The Company’s yield on its investment in the SDLP at amortized cost and fair value was 13.5% and 13.5%, respectively, as of September 30, 2016. For the three and nine months ended September 30, 2016, the Company earned interest income of $4.8 million for each period from its investment in the SDLP Certificates. The Company is also entitled to certain fees in connection with the SDLP. For the three and nine months ended September 30, 2016, in connection with the SDLP, the Company earned capital structuring service and other fees totaling $0.8 million for each period.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2016

(unaudited)

(in thousands, except per share data, percentages and as otherwise indicated; for example, with the words "million,""billion" or otherwise)

As of September 30, 2016, the SDLP’s portfolio was comprised entirely of first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in the Company’s portfolio. As of September 30, 2016, none of the loans were on non-accrual status. Below is a summary of the SDLP’s portfolio.

As of
(dollar amounts in millions)	September 30, 2016
Total first lien senior secured loans(1)	$929.1
Largest loan to a single borrower(1)	$116.5
Total of five largest loans to borrowers(1)	$549.1
Number of borrowers in the SDLP	10
Commitments to fund delayed draw loans(2)	$147.0

(1)                                 At principal amount.

(2)                                 As discussed above, these commitments have been approved by the investment committee of the SDLP.

Senior Secured Loan Program

The Company and GE have co-invested in first lien senior secured loans of middle market companies through the SSLP. The SSLP has been capitalized as transactions are completed. All portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of the Company and GE (with approval from a representative of each required). The Company has provided capital to the SSLP in the form of subordinated certificates (the “SSLP Certificates”). As of September 30, 2016 and December 31, 2015, the Company and GE owned 87.5% and 12.5%, respectively, of the outstanding SSLP Certificates.

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2016

(unaudited)

(in thousands, except per share data, percentages and as otherwise indicated; for example, with the words "million,""billion" or otherwise)

As discussed above, the Company anticipates that no new investments will be made by the SSLP and that possibly the Company and GE will only provide additional capital to support the SSLP’s funding of existing commitments and other amounts to its portfolio companies. Below is a summary of the funded capital and unfunded capital commitments of the SSLP.

	As of
(in millions)	September 30, 2016	December 31, 2015
Total capital funded to the SSLP(1)	$5,682.9	$8,535.1
Total capital funded to the SSLP by the Company(1)	$2,004.0	$2,000.9
Total unfunded capital commitments to the SSLP(2)	$50.0	$198.6
Total unfunded capital commitments to the SSLP by the Company(2)	$7.3	$32.6

(1)                                 At principal amount.

(2)                                 These commitments have been approved by the investment committee of the SSLP and will be funded as the transactions are completed.

The SSLP Certificates have a weighted average contractual coupon of LIBOR plus approximately 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, after expenses. However, the SSLP Certificates are junior in right of payment to the Senior Notes held by GE, and the Company expects that for so long as principal proceeds from SSLP repayments are directed entirely to repay the Senior Notes as discussed above, the yield on the SSLP Certificates will be lower than the stated coupon and continue to decline.

The amortized cost and fair value of the SSLP Certificates held by the Company were each $1.9 billion as of September 30, 2016, and each $1.9 billion as of December 31, 2015. The Company’s yield on its investment in the SSLP at amortized cost and fair value was 8.5% and 8.7%, respectively, as of September 30, 2016, and 12.0% and 12.3%, respectively, as of December 31, 2015. For the three and nine months ended September 30, 2016, the Company earned interest income of $49.5 million and $165.9 million, respectively, from its investment in the SSLP Certificates. For the three and nine months ended September 30, 2015, the Company earned interest income of $71.4 million and $209.6 million, respectively, from its investment in the SSLP Certificates. The Company is also entitled to certain fees in connection with the SSLP. For the three and nine months ended September 30, 2016, in connection with the SSLP, the Company earned capital structuring service, sourcing and other fees totaling $4.6 million and $16.0 million, respectively. For the three and nine months ended September 30, 2015, in connection with the SSLP, the Company earned capital structuring service, sourcing and other fees totaling $8.6 million and $41.8 million, respectively.

As of September 30, 2016 and December 31, 2015, the SSLP’s portfolio was comprised of all first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in the Company’s portfolio. As of September 30, 2016 and December 31, 2015, none of these loans were on non-accrual status. Below is a summary of the SSLP’s portfolio.

	As of
(dollar amounts in millions)	September 30, 2016	December 31, 2015
Total first lien senior secured loans(1)	$4,731.8	$8,138.5
Largest loan to a single borrower(1)	$294.0	$345.9
Total of five largest loans to borrowers(1)	$1,361.3	$1,579.9
Number of borrowers in the SSLP	25	41
Commitments to fund delayed draw loans(2)	$50.0	$198.6

(1)                                 At principal amount.

(2)                                 As discussed above, these commitments have been approved by the investment committee of the SSLP.

Ivy Hill Asset Management, L.P.

Ivy Hill Asset Management, L.P. (“IHAM”) is an asset management services company and an SEC-registered investment adviser. The Company has made investments in IHAM, its wholly owned portfolio company and previously made investments in certain vehicles managed by IHAM. As of September 30, 2016, IHAM had assets under management of approximately $3.6 billion. As of September 30, 2016, IHAM managed 16 vehicles and served as the sub-manager/sub-servicer for five other vehicles (these vehicles managed or sub-managed/sub-serviced by IHAM are collectively referred to as the “IHAM Vehicles”). IHAM earns fee income from managing the IHAM Vehicles and has also invested in certain of these vehicles as part of its business strategy. As of September 30, 2016 and December 31, 2015, IHAM had total investments of $218.0 million and $233.0 million, respectively. For the three and nine months ended September 30, 2016, IHAM had

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2016

(unaudited)

(in thousands, except per share data, percentages and as otherwise indicated; for example, with the words "million,""billion" or otherwise)

management and incentive fee income of $4.0 million and $13.0 million, respectively, and other investment-related income of $6.0 million and $17.0 million, respectively. For the three and nine months ended September 30, 2015, IHAM had management and incentive fee income of $5.0 million and $15.0 million, respectively, and other investment-related income of $9.5 million and $20.0 million, respectively.

The amortized cost and fair value of the Company’s investment in IHAM was $171.0 million and $233.5 million, respectively, as of September 30, 2016, and $171.0 million and $235.5 million, respectively, as of December 31, 2015. For the three and nine months ended September 30, 2016, the Company received distributions consisting entirely of dividend income from IHAM of $10.0 million and $30.0 million, respectively. For the three and nine months ended September 30, 2015, the Company received distributions consisting entirely of dividend income from IHAM of $10.0 million and $40.0 million, respectively. The dividend income for the nine months ended September 30, 2015, included additional dividends of $10.0 million in addition to the quarterly dividends generally paid by IHAM.

From time to time, IHAM or certain IHAM Vehicles may purchase investments from, or sell investments to, the Company. For any such sales or purchases by the IHAM Vehicles to or from the Company, the IHAM Vehicles must obtain approval from third parties unaffiliated with the Company or IHAM, as applicable. During the nine months ended September 30, 2016 and 2015, IHAM or certain of the IHAM Vehicles purchased $305.3 million and $414.2 million, respectively, of investments from the Company. Net realized gains of $0.7 million and $0.4 million were recorded by the Company on these transactions for the nine months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016, the Company did not purchase any investments from the IHAM Vehicles. During the nine months ended September 30, 2015, the Company purchased $11.5 million of investments from the IHAM Vehicles.

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

5.     DEBT

In accordance with the Investment Company Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 200% after such borrowing.  On June 21, 2016, the Company, Ares Capital Management, Ares Venture Finance GP LLC and AVF LP received exemptive relief from the SEC allowing the Company to modify the Company’s calculation of asset coverage requirements to exclude the SBA Debentures (defined below).  As such, the Company’s ratio of total consolidated assets to outstanding indebtedness may be less than 200%.  This exemptive relief provides the Company with increased investment flexibility but also increases the Company’s risk related to leverage. As of September 30, 2016 the Company’s asset coverage was 236% (excluding the SBA Debentures).

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2016

(unaudited)

(in thousands, except per share data, percentages and as otherwise indicated; for example, with the words "million,""billion" or otherwise)

The Company’s outstanding debt as of September 30, 2016 and December 31, 2015 were as follows:

	As of
	September 30, 2016					December 31, 2015
	Total Aggregate Principal Amount Committed/ Outstanding(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding(1)	Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$1,265,000	(2)	$465,000	$465,000		$1,290,000	$515,000	$515,000
Revolving Funding Facility	540,000	(3)	108,000	108,000		540,000	250,000	250,000
SMBC Funding Facility	400,000		108,000	108,000		400,000	110,000	110,000
SBA Debentures	75,000		25,000	24,461		75,000	22,000	21,491
February 2016 Convertible Notes	—		—	—	(4)	575,000	575,000	573,935	(5)
June 2016 Convertible Notes	—		—	—	(4)	230,000	230,000	228,008	(5)
2017 Convertible Notes	162,500		162,500	161,519	(5)	162,500	162,500	159,958	(5)
2018 Convertible Notes	270,000		270,000	266,361	(5)	270,000	270,000	264,392	(5)
2019 Convertible Notes	300,000		300,000	295,769	(5)	300,000	300,000	294,479	(5)
2018 Notes	750,000		750,000	744,667	(6)	750,000	750,000	742,954	(6)
2020 Notes	600,000		600,000	595,209	(7)	600,000	600,000	594,201	(7)
January 2022 Notes	600,000		600,000	591,772	(8)	—	—	—
October 2022 Notes	182,500		182,500	178,332	(9)	182,500	182,500	177,912	(9)
2047 Notes	229,557		229,557	181,826	(10)	229,557	229,557	181,604	(10)
Total	$5,374,557		$3,800,557	$3,720,916		$5,604,557	$4,196,557	$4,113,934

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

(5)                                 Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes (as defined below), the February 2016 Convertible Notes and the June 2016 Convertible Notes less unamortized debt issuance costs and the unaccreted discount recorded upon the issuances of such notes. As of September 30, 2016, the total unamortized debt issuance costs and the unaccreted discount for the 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes (each as defined below) were $981, $3,639 and $4,231, respectively. As of December 31, 2015, the total unamortized debt issuance costs and the unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes were $1,065, $1,992, $2,542, $5,608 and $5,521, respectively.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2016

(unaudited)

(in thousands, except per share data, percentages and as otherwise indicated; for example, with the words "million,""billion" or otherwise)

(6)                                 Represents the aggregate principal amount outstanding of the 2018 Notes (as defined below) less unamortized debt issuance costs and plus the net unamortized premium that was recorded upon the issuances of the 2018 Notes. As of September 30, 2016 and December 31, 2015, the total unamortized debt issuance costs less the net unamortized premium was $5,333 and $7,046, respectively.

(7)                                 Represents the aggregate principal amount outstanding of the 2020 Notes (as defined below) less unamortized debt issuance costs and the net unaccreted discount recorded upon the issuances of the 2020 Notes. As of September 30, 2016 and December 31, 2015, the total unamortized debt issuance costs and the net unaccreted discount was $4,791 and $5,799, respectively.

(8)                                 Represents the aggregate principal amount outstanding of the January 2022 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the January 2022 Notes. As of September 30, 2016, the total unamortized debt issuance costs and the unaccreted discount was $8,228.

(9)                                 Represents the aggregate principal amount outstanding of the October 2022 Notes (as defined below) less unamortized debt issuance costs. As of September 30, 2016 and December 31, 2015, the total unamortized debt issuance costs was $4,168 and $4,588, respectively.

(10)                          Represents the aggregate principal amount outstanding of the 2047 Notes (as defined below) less the unaccreted purchased discount recorded as a part of the Allied Acquisition (as defined below). As of September 30, 2016 and December 31, 2015, the total unaccreted purchased discount was $47,731 and $47,953, respectively.

The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount, of all the Company’s outstanding debt as of September 30, 2016 were 4.2% and 5.1 years, respectively, and as of December 31, 2015 were 4.4% and 4.5 years, respectively.

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

Under the Revolving Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of the Company and its consolidated subsidiaries (subject to certain exceptions) of not less than 2.0:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Credit Facility. Amounts available to borrow under the Revolving Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio that are pledged as collateral. As of September 30, 2016, the Company was in compliance in all material respects with the terms of the Revolving Credit Facility.

As of September 30, 2016 and December 31, 2015, there were $465,000 and $515,000 outstanding, respectively, under the Revolving Credit Facility. As of September 30, 2016, the Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $150,000. As of September 30, 2016 and December 31, 2015, the Company had $25,380 and $24,111, respectively, in letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued. As of September 30, 2016, there was $774,620 available for borrowing (net of letters of credit issued) under the Revolving Credit Facility.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2016

(unaudited)

(in thousands, except per share data, percentages and as otherwise indicated; for example, with the words "million,""billion" or otherwise)

Since March 26, 2015, the interest rate charged on the Revolving Credit Facility is based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over an  “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility), in each case, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of September 30, 2016, the interest rate in effect was LIBOR plus 1.75%. Prior to and including March 25, 2015, the interest rate charged on the Revolving Credit Facility was based on an applicable spread of 2.00% over LIBOR or an applicable spread of 1.00% over an “alternate base rate.” As of September 30, 2016, the one, two, three and six month LIBOR was 0.53%, 0.65%, 0.85% and 1.24%, respectively. As of December 31, 2015, the one, two, three and six month LIBOR was 0.43%, 0.51%, 0.61% and 0.85%, respectively. In addition to the stated interest expense on the Revolving Credit Facility, the Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. Since March 26, 2015, the Company is also required to pay a letter of credit fee of either 2.00% or 2.25% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. Prior to and including March 25, 2015, the Company paid a letter of credit fee of 2.25% per annum on letters of credit issued.

The Revolving Credit Facility is secured by certain assets in the Company’s portfolio and excludes investments held by Ares Capital CP under the Revolving Funding Facility, those held by ACJB under the SMBC Funding Facility and those held by AVF LP under the SBA Debentures, each as described below, and certain other investments.

For the three and nine months ended September 30, 2016 and 2015, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Stated interest expense	$5,084	$218	$15,229	$298
Facility fees	496	1,333	1,401	3,979
Amortization of debt issuance costs	593	724	1,850	1,885
Total interest and credit facility fees expense	$6,173	$2,275	$18,480	$6,162
Cash paid for interest expense	$5,536	$218	$15,257	$395
Average stated interest rate	2.27%	2.00%	2.23%	2.10%
Average outstanding balance	$876,685	$42,609	$896,588	$18,718

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

Amounts available to borrow under the Revolving Funding Facility are subject to a borrowing base that applies different advance rates to different types of assets held by Ares Capital CP. Ares Capital CP is also subject to limitations with respect to the loans securing the Revolving Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests, loans with fixed rates and loans with certain investment ratings, as well as restrictions on portfolio company leverage, which may also affect the borrowing base and therefore amounts available to borrow. The Company and Ares Capital CP are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the agreements governing the Revolving Funding Facility. As of September 30, 2016, the Company and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

As of September 30, 2016 and December 31, 2015, there was $108,000 and $250,000 outstanding, respectively, under the Revolving Funding Facility. The interest rate charged on the Revolving Funding Facility is based on an applicable spread ranging from 2.25% to 2.50% over LIBOR or ranging from 1.25% to 1.50% over a “base rate” (as defined in the agreements governing the Revolving Funding Facility) in each case, determined monthly based on the composition of the borrowing base relative to outstanding borrowings under the Revolving Funding Facility. As of September 30, 2016, the interest rate in effect was LIBOR plus 2.25%. Ares Capital CP is required to pay a commitment fee between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2016

(unaudited)

(in thousands, except per share data, percentages and as otherwise indicated; for example, with the words "million,""billion" or otherwise)

For the three and nine months ended September 30, 2016 and 2015, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Funding Facility were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Stated interest expense	$917	$481	$2,811	$934
Facility fees	577	704	1,652	3,038
Amortization of debt issuance costs	578	578	1,733	1,733
Total interest and credit facility fees expense	$2,072	$1,763	$6,196	$5,705
Cash paid for interest expense	$861	$33	$2,560	$2,095
Average stated interest rate	2.76%	2.44%	2.71%	2.43%
Average outstanding balance	$129,913	$77,130	$136,201	$50,670

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

Amounts available to borrow under the SMBC Funding Facility are subject to a borrowing base that applies an advance rate to assets held by ACJB. The Company and ACJB are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the SMBC Funding Facility. As of September 30, 2016, the Company and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

As of September 30, 2016 and December 31, 2015, there was $108,000 and $110,000 outstanding, respectively, under the SMBC Funding Facility. Since June 30, 2015, the interest rate charged on the SMBC Funding Facility is based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over a “base rate” (as defined in the agreements governing the SMBC Funding Facility), in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. As of September 30, 2016, the interest rate in effect was LIBOR plus 1.75%. Prior to and including June 30, 2015, the interest rate charged on the SMBC Funding Facility was based on an applicable spread of 2.00% over LIBOR or 1.00% over a “base rate.” As of September 30, 2016 and December 31, 2015, the interest rate in effect was based on one month LIBOR, which was 0.53% and 0.43%, respectively. ACJB is required to pay a commitment fee of between 0.35% and 0.875% per annum depending on the size of the unused portion of the SMBC Funding Facility.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2016

(unaudited)

(in thousands, except per share data, percentages and as otherwise indicated; for example, with the words "million,""billion" or otherwise)

For the three and nine months ended September 30, 2016 and 2015, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SMBC Funding Facility were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Stated interest expense	$631	$228	$1,941	$254
Facility fees	262	356	760	1,203
Amortization of debt issuance costs	287	286	862	853
Total interest and credit facility fees expense	$1,180	$870	$3,563	$2,310
Cash paid for interest expense	$640	$217	$2,002	$308
Average stated interest rate	2.24%	2.19%	2.20%	2.19%
Average outstanding balance	$110,130	$40,815	$115,854	$15,344

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

The license from the SBA allows AVF LP to obtain leverage by issuing SBA-guaranteed debentures (the “SBA Debentures”), subject to issuance of a capital commitment by the SBA and other customary procedures. Leverage through the SBA Debentures is subject to required capitalization thresholds. Current SBA regulations limit the amount that any SBIC may borrow to $150,000 and as of September 30, 2016, the amount of the SBA Debentures committed to AVF LP by the SBA was $75,000. The SBA Debentures are non-recourse to the Company, have interest payable semi-annually, have a 10-year maturity and may be prepaid at any time without penalty. As of September 30, 2016, AVF LP had $25,000 of the SBA Debentures issued and outstanding, which mature between September 2025 and March 2026. As of September 30, 2016, AVF LP was in compliance in all material respects with SBA regulatory requirements.

The interest rate for the SBA Debentures is fixed at the time the SBA Debentures and other applicable SBA-guaranteed debentures can be pooled and sold to the public and is based on a spread over U.S. treasury notes with 10-year maturities. The pooling of newly issued SBA-guaranteed debentures occurs twice per year. The spread includes an annual charge as determined by the SBA (the “Annual Charge”) as well as a market-driven component. Prior to the 10-year fixed interest rate being determined, the interim interest rate charged for the SBA-guarantee debentures is based on LIBOR plus an applicable spread of 0.30% and the Annual Charge. As of September 30, 2016, the weighted average interest rate in effect for the SBA Debentures was 3.48%.

For the three and nine months ended September 30, 2016, the components of interest expense, cash paid for interest expense, average stated interest rate and average outstanding balances for the SBA Debentures were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Stated interest expense	$219	$62	$619	$70
Amortization of debt issuance costs	70	63	209	101
Total interest and credit facility fees expense	$289	$125	$828	$171
Cash paid for interest expense	$425	$58	$735	$58
Average stated interest rate	3.48%	1.52%	3.39%	1.50%
Average outstanding balance	$25,000	$16,011	$24,409	$15,869

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2016

(unaudited)

(in thousands, except per share data, percentages and as otherwise indicated; for example, with the words "million,""billion" or otherwise)

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

In certain circumstances, the Convertible Unsecured Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of its common stock, at the Company’s election, at their respective conversion rates (listed below as of September 30, 2016) subject to customary anti-dilution adjustments and the requirements of their respective indenture (the “Convertible Unsecured Notes Indentures”). To the extent the 2017 Convertible Notes are converted, the Company has elected to settle with a combination of cash and shares of its common stock. Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Unsecured Notes only under certain circumstances set forth in the Convertible Unsecured Notes Indentures. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Unsecured Notes at any time. In addition, if the Company engages in certain corporate events as described in their respective Convertible Unsecured Notes Indenture, holders of the Convertible Unsecured Notes may require the Company to repurchase for cash all or part of the Convertible Unsecured Notes at a repurchase price equal to 100% of the principal amount of the Convertible Unsecured Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

Certain key terms related to the convertible features for each of the Convertible Unsecured Notes as of September 30, 2016 are listed below.

	2017 Convertible Notes	2018 Convertible Notes	2019 Convertible Notes
Conversion premium	17.5%	17.5%	15.0%
Closing stock price at issuance	$16.46	$16.91	$17.53
Closing stock price date	March 8, 2012	October 3, 2012	July 15, 2013
Conversion price(1)	$18.87	$19.64	$19.99
Conversion rate (shares per one thousand dollar principal amount)(1)	53.0020	50.9054	50.0292
Conversion dates	September 15, 2016	July 15, 2017	July 15, 2018

(1)                                 Represents conversion price and conversion rate, as applicable, as of September 30, 2016, taking into account certain de minimis adjustments that will be made on the conversion date.

As of September 30, 2016, the principal amounts of each series of the Convertible Unsecured Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

The Convertible Unsecured Notes Indentures contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of the Convertible Unsecured Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Unsecured Notes Indentures. As of September 30, 2016, the Company was in compliance in all material respects with the terms of the Convertible Unsecured Notes Indentures.

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2016

(unaudited)

(in thousands, except per share data, percentages and as otherwise indicated; for example, with the words "million,""billion" or otherwise)

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

(1)                                 At time of issuance.

(2)                                 At time of issuance and as of September 30, 2016.

In addition to the original issue discount equal to the equity components of the Convertible Unsecured Notes, the 2018 Convertible Notes and the 2019 Convertible Notes were each issued at a discount. The Company records interest expense comprised of both stated interest expense as well as accretion of any original issue discount.

As of September 30, 2016, the components of the carrying value of the Convertible Unsecured Notes, the stated interest rate and the effective interest rate were as follows:

	2017 Convertible Notes	2018 Convertible Notes	2019 Convertible Notes
Principal amount of debt	$162,500	$270,000	$300,000
Debt issuance costs, net of amortization	(476)	(1,575)	(1,948)
Original issue discount, net of accretion	(505)	(2,064)	(2,283)
Carrying value of debt	$161,519	$266,361	$295,769
Stated interest rate	4.875%	4.750%	4.375%
Effective interest rate(1)	5.5%	5.3%	4.7%

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

For the three and nine months ended September 30, 2016 and 2015, the components of interest expense and cash paid for interest expense for the Convertible Unsecured Notes are listed below. For the nine months ended September 30, 2016 and 2015, and for the three months ended September 30, 2015, the following also includes components of interest expense and cash paid for interest expense on the February 2016 Convertible Notes and the June 2016 Convertible Notes.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Stated interest expense	$8,468	$19,680	$33,071	$59,042
Amortization of debt issuance costs	756	1,324	2,970	5,097
Accretion of original issue discount	877	4,027	4,907	11,878
Total interest expense	$10,101	$25,031	$40,948	$76,017
Cash paid for interest expense	$16,936	$33,467	$56,298	$72,828

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2016

(unaudited)

(in thousands, except per share data, percentages and as otherwise indicated; for example, with the words "million,""billion" or otherwise)

Unsecured Notes

2018 Notes

The Company had issued $750,000 in aggregate principal amount of unsecured notes that mature on November 30, 2018 (the “2018 Notes”). The 2018 Notes bear interest at a rate of 4.875% per year, payable semi-annually and all principal is due upon maturity. The 2018 Notes may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to par plus a “make whole” premium, as determined pursuant to the indenture governing the 2018 Notes, and any accrued and unpaid interest. $600,000 in aggregate principal amount of the 2018 Notes were issued at a discount to the principal amount and $150,000 in aggregate principal amount of the 2018 Notes were issued at a premium to the principal amount.

2020 Notes

The Company had issued $600,000 in aggregate principal amount of unsecured notes that mature on January 15, 2020 (the “2020 Notes”). The 2020 Notes bear interest at a rate of 3.875% per year, payable semi-annually and all principal is due upon maturity. The 2020 Notes may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indenture governing the 2020 Notes, and any accrued and unpaid interest. $400,000 in aggregate principal amount of the 2020 Notes were issued at a discount to the principal amount and $200,000 in aggregate principal amount of the 2020 Notes were issued at a premium to the principal amount.

January 2022 Notes

The Company had issued $600,000 in aggregate principal amount of unsecured notes that mature on January 19, 2022 (the “January 2022 Notes”). The January 2022 Notes bear interest at a rate of 3.625% per year, payable semi-annually and all principal is due upon maturity. The January 2022 Notes may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indenture governing the January 2022 Notes, and any accrued and unpaid interest. The January 2022 Notes were issued at a discount to the principal amount.

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

2047 Notes

As part of the acquisition of Allied Capital Corporation (“Allied Capital”) in April 2010 (the “Allied Acquisition”), the Company assumed $230,000 aggregate principal amount of unsecured notes due on April 15, 2047 (the “2047 Notes” and together with the 2018 Notes, the 2020 Notes, the January 2022 Notes, and the October 2022 Notes, the “Unsecured Notes”). The 2047 Notes bear interest at a rate of 6.875%, payable quarterly and all principal is due upon maturity. The 2047 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option, at a par redemption price of $25.00 per security plus accrued and unpaid interest. As of September 30, 2016 and December 31, 2015, the outstanding principal was $229,557 and $229,557 respectively, and the carrying value was $181,826 and $181,604, respectively. The carrying value represents the outstanding principal amount of the 2047 Notes less the unaccreted purchased discount recorded as a part of the Allied Acquisition.

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2016

(unaudited)

(in thousands, except per share data, percentages and as otherwise indicated; for example, with the words "million,""billion" or otherwise)

For the three and nine months ended September 30, 2016 and 2015, the components of interest expense and cash paid for interest expense for the Unsecured Notes are listed below. For the three months ended September 30, 2015, the following also includes components of interest expense and cash paid for interest expense for the 2040 Notes. For the nine months ended September 30, 2015, the following also includes components of interest expense and cash paid for interest expense for the 2040 Notes and the February 2022 Notes.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Stated interest expense	$22,304	$25,453	$65,461	$77,877
Amortization of debt issuance costs	1,085	1,023	3,141	3,049
Net accretion of original issue discount	21	9	38	121
Accretion of purchase discount	75	69	222	202
Total interest expense	$23,485	$26,554	$68,862	$81,249
Cash paid for interest expense	$18,976	$25,613	$62,134	$68,278

The Unsecured Notes contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of such notes under certain circumstances. These covenants are subject to important limitations and exceptions set forth in the indentures governing such notes. As of September 30, 2016, the Company was in compliance in all material respects with the terms of the respective indentures governing each of the Unsecured Notes.

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

6.     DERIVATIVE INSTRUMENTS

The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. As of September 30, 2016 and December 31, 2015, the counterparty to these forward currency contracts was Bank of Montreal. Net unrealized gains or losses on foreign currency contracts are included in “net unrealized gains (losses) from foreign currency and other transactions” and net realized gains or losses on forward currency contracts are included in “net realized gains (losses) from foreign currency transactions” in the accompanying consolidated statement of operations.

During the three months ended December 31, 2015, the Company entered into an agreement with the SDLP to sell certain of the Company’s investments to the SDLP at a mutually agreed upon price on a future date (the “Forward Sale Agreement”). The value of the Forward Sale Agreement with the SDLP changed as the fair value of the identified loans changed and as additional loans were added to such agreement. In July 2016, the Company and Varagon and its clients completed the initial funding of the SDLP. In conjunction with the initial funding, the Company and Varagon and its clients sold investment commitments to the SDLP and the Forward Sale Agreement was terminated. For the three and nine months ended September 30, 2016, the unrealized gain related to this agreement was included in the “net unrealized gains (losses) from foreign currency and other transactions” in the accompanying consolidated statement of operations and as of December 31, 2015 in “other assets” in the accompanying consolidated balance sheet.

Forward currency contracts are considered undesignated derivative instruments.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2016

(unaudited)

(in thousands, except per share data, percentages and as otherwise indicated; for example, with the words "million,""billion" or otherwise)

Certain information related to the Company’s derivative financial instruments is presented below as of September 30, 2016 and December 31, 2015.

	As of September 30, 2016
Description	Notional Amount		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Balance Sheet Location of Net Amounts
Foreign currency forward contract	CAD	45,000	10/5/2016	$905	$—	$—	Other Assets
Foreign currency forward contract		€2,840	10/5/2016	—	21	—	Accounts payable and other liabilities
Total				$905	$21	$—

	As of December 31, 2015
Description	Notional Amount		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Balance Sheet Location of Net Amounts
Foreign currency forward contract	CAD	45,000	1/6/2016	$1,112	$—	$—	Other Assets
Foreign currency forward contract		€3,820	1/6/2016	143	—	—	Other Assets
Forward sale agreement		$316,201	—	2,602	—	—	Other Assets
Total				$3,857	$—	$—

7.     COMMITMENTS AND CONTINGENCIES

The Company has various commitments to fund investments in its portfolio as described below. As of September 30, 2016 and December 31, 2015, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) the Company’s discretion:

	As of
	September 30, 2016	December 31, 2015
Total revolving and delayed draw loan commitments	$450,628	$418,880
Less: drawn commitments	(99,734)	(122,925)
Total undrawn commitments	350,894	295,955
Less: commitments substantially at discretion of the Company	(12,409)	(6,000)
Less: unavailable commitments due to borrowing base or other covenant restrictions	—	—
Total net adjusted undrawn revolving and delayed draw loan commitments	$338,485	$289,955

Included within the total revolving and delayed draw loan commitments as of September 30, 2016 and December 31, 2015 were delayed draw loan commitments totaling $175,018 and $148,609, respectively. The Company’s commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels).

Also included within the total revolving and delayed draw loan commitments as of September 30, 2016 were commitments to issue up to $53,469 in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2016, the Company had $12,019 in letters of credit issued and outstanding under these commitments on behalf of portfolio companies. For all these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. None of these letters of credit issued and outstanding are recorded as a liability on the Company’s balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company. Of these letters of credit, $22 expire in 2016, $11,983 expire in 2017 and $14 expire in 2018.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2016

(unaudited)

(in thousands, except per share data, percentages and as otherwise indicated; for example, with the words "million,""billion" or otherwise)

The Company also has commitments to co-invest in the SSLP and the SDLP for the Company’s portion of the SSLP’s and the SDLP’s commitments to fund delayed draw loans to certain portfolio companies of the SSLP and the SDLP. See Note 4 for more information.

As of September 30, 2016 and December 31, 2015, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

	As of
	September 30, 2016	December 31, 2015
Total private equity commitments	$107,000	$107,000
Less: funded private equity commitments	(22,568)	(20,896)
Total unfunded private equity commitments	84,432	86,104
Less: private equity commitments substantially at discretion of the Company	(83,351)	(84,554)
Total net adjusted unfunded private equity commitments	$1,081	$1,550

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2016

(unaudited)

(in thousands, except per share data, percentages and as otherwise indicated; for example, with the words "million,""billion" or otherwise)

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

As of September 30, 2016

(unaudited)

(in thousands, except per share data, percentages and as otherwise indicated; for example, with the words “million,”“billion” or otherwise)

The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of September 30, 2016 and December 31, 2015. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of September 30, 2016
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
First lien senior secured loans	$2,197,926	Yield analysis	Market yield	3.8% - 21.8%	9.5%
Second lien senior secured loans	2,840,351	Yield analysis	Market yield	8.4% - 20.8%	10.8%
Subordinated certificates of the SDLP	195,338	Discounted cash flow analysis	Discount rate	8.0% - 9.0%	8.5%
Subordinated certificates of the SSLP	1,899,754	Discounted cash flow analysis	Discount rate	10.8% - 11.8%	11.3%
Senior subordinated debt	721,146	Yield analysis	Market yield	9.8% - 17.5%	12.7%
Preferred equity securities	342,645	EV market multiple analysis	EBITDA multiple	3.5x - 14.8x	7.6	x
Other equity securities and other	600,760	EV market multiple analysis	EBITDA multiple	5.0x - 15.3x	10.6	x
Total Investments	$8,797,920

	As of December 31, 2015
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
First lien senior secured loans	$2,638,784	Yield analysis	Market yield	4.0% - 16.5%	9.2%
Second lien senior secured loans	2,861,294	Yield analysis	Market yield	8.5% - 19.5%	10.6%
Subordinated certificates of the SSLP	1,884,861	Discounted cash flow analysis	Discount rate	10.5% - 11.5%	11.0%
Senior subordinated debt	654,066	Yield analysis	Market yield	8.3% - 15.8%	12.2%
Preferred equity securities	375,830	EV market multiple analysis	EBITDA multiple	4.0x - 14.8x	7.2	x
Other equity securities and other	630,026	EV market multiple analysis	EBITDA multiple	4.0x - 14.8x	10.2	x
Total Investments	$9,044,861

Derivatives	$2,602	Yield analysis	Market yield	7.0% - 7.6%	7.4%
Total Other Assets	$2,602

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

As of September 30, 2016

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

The following table presents fair value measurements of cash and cash equivalents, investments and derivatives as of September 30, 2016:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$125,089	$125,089	$—	$—
Investments not measured at net asset value	$8,798,674	$754	$—	$8,797,920
Investments measured at net asset value (1)	$5,977
Total Investments	$8,804,651
Derivatives	$883	$—	$883	$—

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

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following table presents changes in investments that use Level 3 inputs as of and for the three and nine months ended September 30, 2016:

As of and For the Three Months Ended September 30, 2016
Balance as of June 30, 2016	$8,892,514
Net realized gains	20,873
Net unrealized losses	(42,673)
Purchases	1,378,237
Sales	(920,147)
Redemptions	(544,794)
Payment-in-kind interest and dividends	12,340
Net accretion of discount on securities	1,570
Net transfers in and/or out of Level 3	—
Balance as of September 30, 2016	$8,797,920

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2016

(unaudited)

(in thousands, except per share data, percentages and as otherwise indicated; for example, with the words “million,”“billion” or otherwise)

As of and For the Nine Months Ended September 30, 2016
Balance as of December 31, 2015	$9,044,861
Net realized gains	74,943
Net unrealized losses	(22,084)
Purchases	2,387,943
Sales	(1,208,630)
Redemptions	(1,509,713)
Payment-in-kind interest and dividends	32,190
Net accretion of discount on securities	4,385
Net transfers in and/or out of Level 3	(5,975)
Balance as of September 30, 2016	$8,797,920

As of September 30, 2016, the net unrealized depreciation on the investments that use Level 3 inputs was $128,357. For the nine months ended September 30, 2016, the net transfers out of Level 3 were due to privately held equity investments converting to publicly traded stock.

The following table presents changes in derivatives that use Level 3 inputs as of and for the three and nine months ended September 30, 2016:

As of and For the Three Months Ended September 30, 2016
Balance as of June 30, 2016	$4,906
Net unrealized appreciation reversed related to termination of the Forward Sale Agreement	(4,906)
Balance as of September 30, 2016	$—

As of and For the Nine Months Ended September 30, 2016
Balance as of December 31, 2015	$2,602
Net unrealized appreciation reversed related to termination of the Forward Sale Agreement	(2,602)
Balance as of September 30, 2016	$—

For the three and nine months ended September 30, 2016, the total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the Company’s Level 3 assets still held as of September 30, 2016, and reported within the net unrealized gains (losses) from investments, foreign currency and other transactions in the Company’s consolidated statement of operations was $(55,544) and $(27,207), respectively.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2016

(unaudited)

(in thousands, except per share data, percentages and as otherwise indicated; for example, with the words “million,”“billion” or otherwise)

The following table presents changes in investments that use Level 3 inputs as of and for the three and nine months ended September 30, 2015:

As of and For the Three Months Ended September 30, 2015
Balance as of June 30, 2015	$8,559,859
Net realized gains	45,275
Net unrealized losses	(60,222)
Purchases	1,474,831
Sales	(677,360)
Redemptions	(666,495)
Payment-in-kind interest and dividends	3,167
Net accretion of discount on securities	1,013
Net transfers in and/or out of Level 3	—
Balance as of September 30, 2015	$8,680,068

As of and For the Nine Months Ended September 30, 2015
Balance as of December 31, 2014	$9,016,437
Net realized gains	97,033
Net unrealized losses	(94,916)
Purchases	2,863,701
Sales	(1,489,919)
Redemptions	(1,729,671)
Payment-in-kind interest and dividends	15,397
Net accretion of discount on securities	3,107
Net transfers in and/or out of Level 3	(1,101)
Balance as of September 30, 2015	$8,680,068

As of September 30, 2015, the net unrealized appreciation on the investments that use Level 3 inputs was $51,007. For the nine months ended September 30, 2015, the net transfers out of Level 3 were due to privately held equity investments converting to publicly traded stock.

For the three and nine months ended September 30, 2015, the total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the Company’s Level 3 assets still held as of September 30, 2015, and reported within the net unrealized gains (losses) from investments, foreign currency and other transactions in the Company’s consolidated statement of operations was $(21,425) and $(50,001), respectively.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2016

(unaudited)

(in thousands, except per share data, percentages and as otherwise indicated; for example, with the words “million,”“billion” or otherwise)

Following are the carrying and fair values of the Company’s debt obligations as of September 30, 2016 and December 31, 2015. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	September 30, 2016			December 31, 2015
	Carrying value(1)		Fair value	Carrying value(1)		Fair value
Revolving Credit Facility	$465,000		$465,000	$515,000		$515,000
Revolving Funding Facility	108,000		108,000	250,000		250,000
SMBC Funding Facility	108,000		108,000	110,000		110,000
SBA Debentures	24,461		25,000	21,491		22,000
February 2016 Convertible Notes (principal amount outstanding of $0 and $575,000, respectively)	—	(2)	—	573,935	(3)	575,058
June 2016 Convertible Notes (principal amount outstanding of $0 and $230,000, respectively)	—	(2)	—	228,008	(3)	230,058
2017 Convertible Notes (principal amount outstanding of $162,500)	161,519	(3)	164,897	159,958	(3)	164,206
2018 Convertible Notes (principal amount outstanding of $270,000)	266,361	(3)	279,650	264,392	(3)	270,877
2019 Convertible Notes (principal amount outstanding of $300,000)	295,769	(3)	313,896	294,479	(3)	299,061
2018 Notes (principal amount outstanding of $750,000)	744,667	(4)	783,495	742,954	(4)	777,405
2020 Notes (principal amount outstanding of $600,000)	595,209	(5)	620,178	594,201	(5)	607,128
January 2022 Notes (principal amount outstanding of $600,000 and $0, respectively)	591,772	(6)	604,242	—		—
October 2022 Notes (principal amount outstanding of $182,500)	178,332	(7)	182,813	177,912	(7)	182,009
2047 Notes (principal amount outstanding of $229,557)	181,826	(8)	232,560	181,604	(8)	230,228
	$3,720,916	(9)	$3,887,731	$4,113,934	(9)	$4,233,030

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

(4)                                 Represents the aggregate principal amount outstanding of the 2018 Notes less unamortized debt issuance costs plus the net unamortized premium recorded upon the issuances of the 2018 Notes.

(5)                                 Represents the aggregate principal amount outstanding of the 2020 Notes less unamortized debt issuance costs and the net unaccreted discount recorded upon the issuances of the 2020 Notes.

(6)                                 Represents the aggregate principal amount outstanding of the January 2022 Notes less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the January 2022 Notes.

(7)                                 Represents the aggregate principal amount outstanding of the October 2022 Notes less unamortized debt issuance costs.

(8)                                 Represents the aggregate principal amount outstanding of the 2047 Notes less the unaccreted purchased discount.

(9)                                 Total principal amount of debt outstanding totaled $3,800,557 and $4,196,557 as of September 30, 2016 and December 31, 2015, respectively.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2016

(unaudited)

(in thousands, except per share data, percentages and as otherwise indicated; for example, with the words “million,”“billion” or otherwise)

The following table presents fair value measurements of the Company’s debt obligations as of September 30, 2016 and December 31, 2015:

	As of
Fair Value Measurements Using	September 30, 2016	December 31, 2015
Level 1	$415,373	$412,237
Level 2	3,472,358	3,820,793
Total	$3,887,731	$4,233,030

9.     STOCKHOLDERS’ EQUITY

There were no sales of the Company’s equity securities for the nine months ended September 30, 2016 and 2015. See Note 11 for information regarding shares of common stock issued or purchased in accordance with the Company’s dividend reinvestment plan.

Stock Repurchase Program

In September 2015, the Company’s board of directors approved a stock repurchase program authorizing the Company to repurchase up to $100 million in the aggregate of its outstanding common stock in the open market at certain thresholds below its net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended.  The timing, manner, price and amount of any share repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The program will be in effect until February 28, 2017, unless extended or until the approved dollar amount has been used to repurchase shares. The program does not require the Company to repurchase any specific number of shares and it cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time. As of September 30, 2016, the Company had repurchased a total of 515 shares of its common stock in the open market under the stock repurchase program since its inception in September 2015, at an average price of $13.92 per share, including commissions paid, leaving approximately $92.8 million available for additional repurchases under the program.

In May 2016, the Company suspended its stock repurchase program pending the completion of the American Capital Acquisition (see Note 14 for more information). During the nine months ended September 30, 2016, the Company repurchased a total of 393 shares of the Company’s common stock in the open market for $5,477 under the stock repurchase program. The shares were repurchased at an average price of $13.94 per share, including commissions paid.

10.     EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted net increase in stockholders’ equity resulting from operations per share for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net increase in stockholders’ equity resulting from operations available to common stockholders	$110,241	$116,859	$399,182	$363,957
Weighted average shares of common stock outstanding—basic and diluted	313,954	314,469	314,067	314,350
Basic and diluted net increase in stockholders’ equity resulting from operations per share	$0.35	$0.37	$1.27	$1.16

For the purpose of calculating diluted net increase in stockholders’ equity resulting from operations per share, the average closing price of the Company’s common stock for the three and nine months ended September 30, 2016 was less than the conversion price for each of the Convertible Unsecured Notes outstanding as of September 30, 2016. For the three and nine months ended September 30, 2015, the average closing price of the Company’s common stock was less than the conversion

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2016

(unaudited)

(in thousands, except per share data, percentages and as otherwise indicated; for example, with the words “million,”“billion” or otherwise)

price for each the Convertible Unsecured Notes outstanding as of September 30, 2015 as well as the February 2016 Convertible Notes and the June 2016 Convertible Notes. Therefore, for all periods presented in the financial statements, the underlying shares for the intrinsic value of the embedded options in the Convertible Unsecured Notes, the February 2016 Convertible Notes and the June 2016 Convertible Notes have no impact on the computation of diluted net increase in stockholders’ equity resulting from operations per share.

11.    DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared and payable during the nine months ended September 30, 2016 and 2015:

Date declared	Record date	Payment date	Per share amount		Total amount
August 3, 2016	September 15, 2016	September 30, 2016	$0.38		$119,303
May 4, 2016	June 15, 2016	June 30, 2016	0.38		119,303
February 26, 2016	March 15, 2016	March 31, 2016	0.38		119,452
Total declared and payable for the nine months ended September 30, 2016			$1.14		$358,058

August 4, 2015	September 15, 2015	September 30, 2015	$0.38		$119,498
May 4, 2015	June 15, 2015	June 30, 2015	0.38		119,498
February 26, 2015	March 13, 2015	March 31, 2015	0.38		119,361
February 26, 2015	March 13, 2015	March 31, 2015	0.05	(1)	15,705
Total declared and payable for the nine months ended September 30, 2015			$1.19		$374,062

(1)                                 Represents an additional dividend.

The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. When the Company issues new shares in connection with the dividend reinvestment plan, the issue price is equal to the closing price of its common stock on the dividend payment date. Dividend reinvestment plan activity for the nine months ended September 30, 2016 and 2015, was as follows:

	For the Nine Months Ended September 30,
	2016	2015
Shares issued	—	361
Average issue price per share	$—	$17.17
Shares purchased by plan agent to satisfy dividends declared and payable during the period for stockholders	1,088	667
Average purchase price per share	$14.85	$15.70

12.     RELATED PARTY TRANSACTIONS

In accordance with the investment advisory and management agreement, the Company bears all costs and expenses of the operation of the Company and reimburses its investment adviser or its affiliates for certain of such costs and expenses incurred in the operation of the Company. For the three and nine months ended September 30, 2016, the Company’s investment adviser or its affiliates incurred such expenses totaling $1,149 and $3,856, respectively. For the three and nine months ended September 30, 2015, the Company’s investment adviser or its affiliates incurred such expenses totaling $1,834 and $4,668, respectively.

The Company is party to office leases pursuant to which it is leasing office facilities from third parties. For certain of these office leases, the Company has also entered into separate subleases with Ares Management LLC, the sole member of Ares Capital Management, and IHAM, pursuant to which Ares Management LLC and IHAM sublease a portion of these leases. For the three and nine months ended September 30, 2016, amounts payable to the Company under these subleases totaled $1,739 and $4,829, respectively. For the three and nine months ended September 30, 2015, amounts payable to the Company under these subleases totaled $1,134 and $3,343, respectively.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2016

(unaudited)

(in thousands, except per share data, percentages and as otherwise indicated; for example, with the words "million,""billion" or otherwise)

Ares Management LLC has also entered into separate subleases with the Company, pursuant to which the Company subleases certain office spaces from Ares Management LLC. For the three and nine months ended September 30, 2016, amounts payable to Ares Management LLC under these subleases totaled $161 and $486, respectively. For the three and nine months ended September 30, 2015, amounts payable to Ares Management LLC under these subleases totaled $190 and $564, respectively.

The Company has also entered into agreements with Ares Management LLC and IHAM, pursuant to which Ares Management LLC and IHAM are entitled to use the Company’s proprietary portfolio management software. For the three and nine months ended September 30, 2016, amounts payable to the Company under these agreements totaled $25 and $75, respectively. For the three and nine months ended September 30, 2015, amounts payable to the Company under these agreements totaled $25 and $75, respectively.

See Notes 3, 4, 6 and 14 for descriptions of other related party transactions.

13.   FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights as of and for the nine months ended September 30, 2016 and 2015

	As of and For the Nine Months Ended September 30,
Per Share Data:	2016	2015
Net asset value, beginning of period(1)	$16.46	$16.82
Net investment income for period(2)	1.13	1.15
Net realized and unrealized gains for period(2)	0.14	0.01
Net increase in stockholders’ equity	1.27	1.16
Total distributions to stockholders(3)	(1.14)	(1.19)
Net asset value at end of period(1)	$16.59	$16.79
Per share market value at end of period	$15.50	$14.48
Total return based on market value(4)	16.77%	0.38%
Total return based on net asset value(5)	7.69%	6.92%
Shares outstanding at end of period	313,954	314,469
Ratio/Supplemental Data:
Net assets at end of period	$5,208,979	$5,279,802
Ratio of operating expenses to average net assets(6)(7)	9.83%	9.98%
Ratio of net investment income to average net assets(6)(8)	9.12%	9.07%
Portfolio turnover rate(6)	36%	44%

(1)                                 The net assets used equals the total stockholders’ equity on the consolidated balance sheet.

(2)                                 Weighted average basic per share data.

(3)                                 Includes an additional dividend of $0.05 per share for the three months ended March 31, 2015.

(4)                                 For the nine months ended September 30, 2016, the total return based on market value equaled the increase of the ending market value at September 30, 2016 of $15.50 per share from the ending market value at December 31, 2015 of $14.25 per share plus the declared and payable dividends of $1.14 per share for the nine months ended September 30, 2016, divided by the market value at December 31, 2015. For the nine months ended September 30, 2015, the total return based on market value equaled the decrease of the ending market value at September 30, 2015 of $14.48 per share from the ending market value at December 31, 2014 of $15.61 per share plus the declared and payable dividends of $1.19 per share for the nine months ended September 30, 2015, divided by the market value at December 31, 2014. The Company’s shares fluctuate in value. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2016

(unaudited)

(in thousands, except per share data, percentages and as otherwise indicated; for example, with the words "million,""billion" or otherwise)

(5)                                 For the nine months ended September 30, 2016, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.14 per share for the nine months ended September 30, 2016, divided by the beginning net asset value for the period. For the nine months ended September 30, 2015, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.19 per share for the nine months ended September 30, 2015, divided by the beginning net asset value for the period. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan, the issuance of common stock in connection with any equity offerings and the equity components of any convertible notes issued during the period. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(6)                                 The ratios reflect an annualized amount.

(7)                                 For the nine months ended September 30, 2016, the ratio of operating expenses to average net assets consisted of 2.64% of base management fees, 2.56% of income based fees and capital gains incentive fees, 3.56% of the cost of borrowing and 1.07% of other operating expenses. For the nine months ended September 30, 2015, the ratio of operating expenses to average net assets consisted of 2.53% of base management fees, 2.29% of income based fees and capital gains incentive fees, 4.33% of the cost of borrowing and 0.83% of other operating expenses.

(8)                                 The ratio of net investment income to average net assets excludes income taxes related to realized gains and losses.

14.    AMERICAN CAPITAL ACQUISITION

On May 23, 2016, the Company entered into a definitive agreement (the “Merger Agreement”) to acquire American Capital, Ltd. (“American Capital”), a Delaware corporation, in a cash and stock transaction (the “American Capital Acquisition”).  As of May 20, 2016, the last full trading day prior to the announcement of the American Capital Acquisition, the transaction had an implied value of approximately $4.0 billion, or $17.40 per fully diluted share of American Capital common stock. As of September 30, 2016, the transaction had an implied value of approximately $4.0 billion, or $17.55 per fully diluted share of American Capital common stock.

Upon the completion of the American Capital Acquisition, each share of American Capital common stock issued and outstanding immediately prior to the effective time of the American Capital Acquisition will be converted into the right to receive from the Company, in accordance with the Merger Agreement, (i) $6.41 per share in cash consideration, (ii) stock consideration at the fixed exchange ratio of 0.483 shares, par value $0.001 per share, of the Company’s common stock (subject to the payment of cash instead of fractional shares) (the “Exchange Ratio”) (iii) $1.20 per share in cash from Ares Capital Management, acting solely on its own behalf (see Transaction Support Agreement discussed below) and (iv) $2.45 per share in cash, which amount represents the per share cash consideration paid to American Capital pursuant to the sale by American Capital of American Capital Mortgage Management, LLC, a wholly owned subsidiary of American Capital Asset Management, LLC (“ACAM”), a wholly owned portfolio company of American Capital, to American Capital Agency Corp.

Additionally, depending on the effective time of the American Capital Acquisition, each share of American Capital common stock issued and outstanding immediately prior to the effective time of the American Capital Acquisition will be converted into the right to receive, if any, the make-up dividend amount. The make-up dividend amount would equal (A) if the closing occurs after the record date with respect to the Company’s dividend payable with respect to the Company’s fourth quarter of 2016, 37.5% of the Exchange Ratio times the Company’s dividend for such quarter, plus (B) if the closing occurs after the record date with respect to the Company’s dividend payable with respect to the first quarter of 2017, 75% of the Exchange Ratio times the Company’s dividend for such quarter, plus (C) if the closing occurs after the record date with respect to the Company’s dividend for any subsequent quarter, 100% of the Exchange Ratio times the Company’s dividend for such quarter.  The Exchange Ratio was fixed on the date of the Merger Agreement, and is not subject to adjustment based on changes in the trading price of the Company’s or American Capital’s common stock before the closing of the American Capital Acquisition. Based on the number of shares of American Capital common stock outstanding on the date of the Merger Agreement, the above would result in approximately 110.8 million of the Company’s shares being exchanged for approximately 229.3 million fully diluted shares of American Capital common stock, subject to adjustment in certain limited circumstances.

In connection with the American Capital Acquisition, ACAM will merge with and into IHAM, with IHAM remaining as the surviving entity as a wholly owned portfolio company of the Company.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2016

(unaudited)

(in thousands, except per share data, percentages and as otherwise indicated; for example, with the words "million,""billion" or otherwise)

The completion of the American Capital Acquisition is subject to certain conditions, including, among others, American Capital stockholder approval, the Company’s stockholder approval, required regulatory approvals (including from certain regulatory authorities), receipt of certain third party consents, including third party consents from certain investment funds managed by ACAM and its subsidiaries representing at least 75% of the aggregate assets under management of all such funds as of March 31, 2016 and other customary closing conditions. While there can be no assurances as to the exact timing, or that the American Capital Acquisition will be completed at all, the Company expects to complete the American Capital Acquisition as early as the first week of January 2017.

Additionally, on May 23, 2016, the Company entered into an agreement with Ares Capital Management, its investment adviser (the “Transaction Support Agreement”) in connection with the American Capital Acquisition. Under the terms of the Transaction Support Agreement, the Company’s investment adviser will (i) provide approximately $275 million of cash consideration, or $1.20 per share of American Capital common stock, payable to American Capital stockholders in accordance with the terms and conditions set forth in the Merger Agreement at closing and (ii) waive, for each of the first ten calendar quarters beginning with the first full calendar quarter after the closing of the American Capital Acquisition, the lesser of (x) $10 million of income based fees and (y) the amount of income based fees for such quarter, in each case, to the extent earned and payable by the Company in such quarter pursuant to and as calculated under the Company’s investment advisory and management agreement. The financial support contemplated by the Transaction Support Agreement is conditioned upon completion of the American Capital Acquisition, which is subject to the closing conditions described above.

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

15.    LITIGATION

American Capital and the Company are aware that a consolidated putative shareholder class action has been filed by stockholders of American Capital challenging the American Capital Acquisition. On or about August 18, 2016, shareholders of American Capital filed a consolidated putative shareholder class action allegedly on behalf of holders of the common stock of American Capital against the members of American Capital’s board of directors in the Circuit Court for Montgomery County, Maryland due to the directors’ actions in approving the American Capital Acquisition. This action is a consolidation of putative shareholder complaints filed against the directors of American Capital on June 24, 2016, July 12, 2016, July 21, 2016 and July 27, 2016. The action alleges that the directors failed to adequately discharge their fiduciary duties to the public shareholders of American Capital by hastily commencing a sales process due to the board’s manipulation by a major shareholder, Elliott Management Corp. (together with its affiliates, “Elliott Management”). The complaint also alleges that the directors then failed to obtain for the shareholders the highest value available in the marketplace for their shares. The complaint further alleges that the proposed merger was the product of a flawed sales process due to Elliott Management’s continued manipulation of the directors, the use of deal protection devices in the American Capital Acquisition that precluded other bidders from making a higher offer to American Capital, and the directors’ conflicts of interest due to special benefits, including the full vesting of American Capital stock options and incentive awards, or golden parachutes the directors are due to receive upon consummation of the proposed merger. Additionally, the complaint alleges that the Company’s Registration Statement on Form N-14, which was filed with the SEC on July 20, 2016 and includes a joint proxy statement to American Capital’s

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2016

(unaudited)

(in thousands, except per share data, percentages and as otherwise indicated; for example, with the words "million,""billion" or otherwise)

shareholders, is materially false and misleading because it omits material information concerning the financial and procedural fairness of the proposed merger. The complaint seeks to enjoin the American Capital Acquisition. In the event that the American Capital Acquisition is completed, the complaint seeks to recover compensatory damages for all losses resulting from the alleged breaches of fiduciary duty. The court has ordered that this case proceed to expedited discovery. The Company believes that these claims are without merit.

On May 20, 2013, the Company was named as one of several defendants in an action (the Action) filed in the United States District Court for the Eastern District of Pennsylvania (the Pennsylvania Court) by the bankruptcy trustee of DSI Renal Holdings LLC and two related companies. On March 17, 2014, the Action was transferred to the United States District Court for the District of Delaware (the Delaware Court) pursuant to a motion filed by the defendants and granted by the Pennsylvania Court. On May 6, 2014, the Delaware Court referred the Action to the United States Bankruptcy Court for the District of Delaware. The complaint in the Action alleges, among other things, that each of the named defendants participated in a purported fraudulent transfer involving the restructuring of a subsidiary of DSI Renal Holdings LLC. Among other things, the complaint seeks, jointly and severally from all defendants, (1) damages of approximately $425 million, of which the complaint states the Company’s individual share is approximately $117 million, and (2) punitive damages. The Company is currently unable to assess with any certainty whether it may have any exposure in the Action. The Company believes the plaintiff’s claims are without merit and intends to vigorously defend itself in the Action.

Additionally, the Company is party to certain lawsuits in the normal course of business. In addition, Allied Capital was involved in various legal proceedings that the Company assumed in connection with the Allied Acquisition. Furthermore, third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies. It is possible that third parties could try to seek to impose liability against the combined company in connection with the matter discussed above or other potential legal proceedings. While the outcome of any such legal proceedings cannot at this time be predicted with certainty, the Company does not expect that these legal proceedings will materially affect its business, financial condition or results of operations.

16.    SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2016.

Item 2.      Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Quarterly Report. In addition, some of the statements in this Quarterly Report (including in the following discussion) constitute forward- looking statements, which relate to future events, the future performance or financial condition of Ares Capital Corporation (the “Company,” “ARCC,” “Ares Capital,” “we,” “us,” or “our”) or the proposed transaction between American Capital, Ltd. (American Capital) and us. The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

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

•                  the acquisition of American Capital (the “American Capital Acquisition”);

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

All statements, other than historical facts, including statements regarding the expected timing of the closing of the proposed transaction; the ability of the parties to complete the proposed transaction considering the various closing conditions; the expected benefits of the proposed transaction such as improved operations, enhanced revenues and cash flow, growth potential, market profile and financial strength; the competitive ability and position of the combined company following completion of the proposed transaction; and any assumptions underlying any of the foregoing, are forward-looking statements. Forward-looking statements concern future circumstances and results and other statements that are not historical facts and are sometimes identified by the words “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue,” “target” or other similar words or expressions. Forward-looking statements are based upon current plans, estimates and expectations that are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. The inclusion of such statements should not be regarded as a representation that such plans, estimates or expectations will be achieved. Important factors that could cause actual results to differ materially from such plans, estimates or expectations include, among others, (1) that one or more closing conditions to the transaction may not be satisfied or waived, on a timely basis or otherwise, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the proposed transaction, may require conditions, limitations or restrictions in connection with such approvals or that the required approval by the stockholders of each of American Capital and Ares Capital may not be obtained; (2) the risk that the mergers or other transactions contemplated by the merger agreement may not be completed in the time frame expected by American Capital and Ares Capital, or at all; (3) unexpected costs, charges or expenses resulting from the proposed transaction; (4) uncertainty of the expected financial performance of the combined company following completion of the proposed transaction; (5) failure to realize the anticipated benefits of the proposed transaction, including as a result of delay in completing the proposed transaction or integrating the businesses of American Capital and Ares Capital; (6) the ability of the combined company to implement its business strategy; (7) difficulties and delays in achieving synergies and cost savings of the combined company; (8) inability to retain and hire key personnel; (9) the occurrence of any event that could give rise to termination of the merger agreement; (10) the risk that stockholder litigation in connection with the proposed transaction may affect the timing or occurrence of the contemplated merger or result in significant costs of defense, indemnification and liability; (11) evolving legal, regulatory and tax regimes; (12) changes in laws or regulations or interpretations of current laws and regulations that would impact Ares Capital’s classification as a business development company; (13) changes in general economic and/or industry specific conditions; and (14) other risk factors as detailed from time to time in American Capital’s and Ares Capital’s reports filed with the SEC, including this Quarterly Report and American Capital’s and Ares Capital’s respective annual reports on Form 10-K for the year ended December 31, 2015, periodic quarterly reports on Form 10-Q, periodic current reports on Form 8-K and other documents filed with the SEC.

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

No Offer or Solicitation

The information in this Quarterly Report is for informational purposes only and shall not constitute an offer to sell or the solicitation of an offer to sell or the solicitation of an offer to buy any securities or the solicitation of any vote or approval in any jurisdiction pursuant to or in connection with the proposed transaction or otherwise, nor shall there be any sale, issuance or transfer of securities in any jurisdiction in contravention of applicable law. No offer of securities shall be made except by means of a prospectus meeting the requirements of Section 10 of the Securities Act of 1933, as amended.

Additional Information and Where to Find It

In connection with the proposed transaction, we have filed with the SEC a registration statement on Form N-14 (the “Registration Statement”) that includes a joint proxy statement of Ares Capital and American Capital (the “Joint Proxy Statement”) and that constitutes a prospectus of Ares Capital.  The Joint Proxy Statement and Registration Statement, as applicable, are first being mailed or otherwise delivered to stockholders on or about October 18, 2016. INVESTORS AND SECURITY HOLDERS ARE URGED TO READ THE JOINT PROXY STATEMENT AND THE REGISTRATION STATEMENT, AS WELL AS ANY AMENDMENTS OR SUPPLEMENTS TO THESE DOCUMENTS, CAREFULLY AND IN THEIR ENTIRETY BECAUSE THEY CONTAIN IMPORTANT INFORMATION ABOUT AMERICAN CAPITAL, ARES CAPITAL, THE PROPOSED TRANSACTION AND RELATED MATTERS.  Investors and security holders will be able to obtain the Joint Proxy Statement, the Registration Statement and other documents filed with the SEC by American Capital and Ares Capital, free of charge, from the SEC’s website at www.sec.gov and from either American Capital’s or Ares Capital’s websites at www.americancapital.com or at www.arescapitalcorp.com.  Investors and security holders may also obtain free copies of the Joint Proxy Statement, the Registration Statement and other documents filed with the SEC from American Capital by contacting American Capital’s Investor Relations Department at 1-301-951-5917 or from Ares Capital by contacting Ares Capital’s Investor Relations Department at 1-888-818-5298.

Participants in the Solicitation

American Capital, Ares Capital and their respective directors, executive officers, other members of their management and employees may be deemed to be participants in the solicitation of proxies in connection with the proposed transaction. Information regarding the persons who may, under the rules of the SEC, be considered participants in the solicitation of the Ares Capital and American Capital stockholders in connection with the proposed transaction is set forth in the Joint Proxy Statement and Registration Statement filed with the SEC. More detailed information regarding the identity of potential participants, and their direct or indirect interests, by security holdings or otherwise, will be set forth in the Joint Proxy Statement and the Registration Statement when such documents become available. These documents may be obtained free of charge from the sources indicated above.

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

Since our initial public offering (“IPO”) on October 8, 2004 through September 30, 2016, our exited investments resulted in an aggregate cash flow realized internal rate of return to us of approximately 13% (based on original cash invested, net of syndications, of approximately $14.0 billion and total proceeds from such exited investments of approximately $17.1 billion). Internal rate of return is the discount rate that makes the net present value of all cash flows related to a particular investment equal to zero. Internal rate of return is gross of expenses related to investments as these expenses are not allocable to specific investments. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of a debt investment or sale of an investment or through the determination that no further consideration was collectible and, thus, a loss may have been realized. Approximately 70% of these exited investments resulted in an aggregate cash flow realized internal rate of return to us of 10% or greater.

Additionally, since our IPO on October 8, 2004 through September 30, 2016, our realized gains have exceeded our realized losses by approximately $558 million (excluding a one-time gain on the acquisition of Allied Capital Corporation (“Allied Capital”) and realized gains/losses from the extinguishment of debt and from other assets). For this same time period, our average annualized net realized gain rate was approximately 1.1% (excluding a one-time gain on the acquisition of Allied Capital and realized gains/losses from the extinguishment of debt and from other assets). Net realized gain/loss rates for a particular period are the amount of net realized gains/losses during such period divided by the average quarterly investments at amortized cost in such period.

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

Pending American Capital Acquisition

On May 23, 2016, we entered into a definitive agreement (the “Merger Agreement”) to acquire American Capital in a cash and stock transaction. As of May 20, 2016, the last full trading day prior to the announcement of the American Capital Acquisition, the transaction had an implied value of approximately $4.0 billion, or $17.40 per fully diluted share of American Capital common stock.  As of September 30, 2016, the transaction had an implied value of approximately $4.0 billion, or $17.55 per fully diluted share of American Capital common stock.

Upon the completion of the American Capital Acquisition, each share of American Capital common stock issued and outstanding immediately prior to the effective time of the American Capital Acquisition will be converted into the right to receive from us, in accordance with the Merger Agreement, (i) $6.41 per share in cash consideration, (ii) stock consideration at the fixed exchange ratio of 0.483 shares, par value $0.001 per share, of our common stock (subject to the payment of cash instead of fractional shares) (the “Exchange Ratio”) (iii) $1.20 per share in cash from Ares Capital Management, acting solely on its own behalf (see Transaction Support Agreement discussed below) and (iv) $2.45 per share in cash, which amount represents the per share cash consideration paid to American Capital pursuant to the sale by American Capital of American Capital Mortgage Management, LLC, a wholly owned subsidiary of American Capital Asset Management, LLC (“ACAM”), a wholly owned portfolio company of American Capital, to American Capital Agency Corp.

Additionally, depending on the effective time of the American Capital Acquisition, each share of American Capital common stock issued and outstanding immediately prior to the effective time of the American Capital Acquisition will be converted into the right to receive, if any, the make-up dividend amount.  The make-up dividend amount would equal (A) if the closing occurs after the record date with respect to the our dividend payable with respect to our fourth quarter of 2016, 37.5% of the Exchange Ratio times our dividend for such quarter, plus (B) if the closing occurs after the record date with respect to our dividend payable with respect to the first quarter of 2017, 75% of the Exchange Ratio times our dividend for such quarter, plus (C) if the closing occurs after the record date with respect to our dividend for any subsequent quarter, 100% of the Exchange Ratio times our dividend for such quarter.  The Exchange Ratio was fixed on the date of the Merger Agreement, and is not subject to adjustment based on changes in the trading price of our or American Capital’s common stock before the closing of the American Capital Acquisition. Based on the number of shares of American Capital common stock outstanding on the date of the Merger Agreement, the above would result in approximately 110.8 million of our shares being exchanged for approximately 229.3 million fully diluted shares of American Capital common stock, subject to adjustment in certain limited circumstances.

In connection with the American Capital Acquisition, ACAM will merge with and into IHAM, with IHAM remaining as the surviving entity as a wholly owned portfolio company of Ares Capital.

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

While there can be no assurances as to the exact timing, or that the American Capital Acquisition will be completed at all, we expect to complete the American Capital Acquisition as early as the first week of January 2017. The completion of the American Capital Acquisition is subject to certain conditions, including, among others, American Capital stockholder approval, our stockholder approval, required regulatory approvals (including from certain regulatory authorities), receipt of certain third party consents, including third party consents from certain investment funds managed by ACAM and its subsidiaries representing at least 75% of the aggregate assets under management of all such funds as of March 31, 2016, and other customary closing conditions.

The Merger Agreement also contains certain termination rights for us and American Capital and provides that, in connection with the termination of the Merger Agreement under specified circumstances (including as more specifically described above), American Capital or we may be required to pay the other party a termination fee of $140 million.

Additionally, on May 23, 2016, we entered into an agreement with our investment adviser (the “Transaction Support Agreement”) in connection with the American Capital Acquisition. Under the terms of the Transaction Support Agreement, our investment adviser will (i) provide approximately $275 million of cash consideration, or $1.20 per share of American Capital Common Stock, payable to American Capital stockholders in accordance with the terms and conditions set forth in the Merger Agreement at closing and (ii) waive, for each of the first ten calendar quarters beginning with the first full calendar quarter after the closing of the American Capital Acquisition, the lesser of (x) $10 million of income based fees and (y) the amount of income based fees for such quarter, in each case, to the extent earned and payable by us in such quarter pursuant to and as calculated under our investment advisory and management agreement. The financial support contemplated by the Transaction Support Agreement is conditioned upon completion of the American Capital Acquisition, which is subject to the closing conditions described above.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our investment activity for the three months ended September 30, 2016 and 2015 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the Three Months Ended September 30,
(dollar amounts in millions)	2016	2015
New investment commitments(1):
New portfolio companies	$1,029.5	$1,312.6
Existing portfolio companies(2)	499.6	211.3
Total new investment commitments(3)	1,529.1	1,523.9
Less:
Investment commitments exited(4)	1,499.2	1,340.5
Net investment commitments	$29.9	$183.4
Principal amount of investments funded:
First lien senior secured loans	$778.6	$1,090.2
Second lien senior secured loans	346.2	322.2
Subordinated certificates of the SDLP(5)	195.3	—
Subordinated certificates of the SSLP(6)	—	10.7
Senior subordinated debt	20.0	51.3
Preferred equity securities	30.8	1.7
Other equity securities	13.9	10.4
Total	$1,384.8	$1,486.5
Principal amount of investments sold or repaid:
First lien senior secured loans	$1,113.4	$1,152.6
Second lien senior secured loans	279.0	40.2
Subordinated certificates of the SSLP	—	99.4
Senior subordinated debt	55.3	14.8
Preferred equity securities	1.1	—
Other equity securities	4.2	0.4
Total	$1,453.0	$1,307.4
Number of new investment commitments(7)	28	23
Average new investment commitment amount	$54.6	$66.3
Weighted average term for new investment commitments (in months)(8)	94	66
Percentage of new investment commitments at floating rates	90%	96%
Percentage of new investment commitments at fixed rates	7%	3%
Weighted average yield of debt and other income producing securities(9):
Funded during the period at amortized cost	9.8%	7.8%
Funded during the period at fair value(10)	9.7%	7.8%
Exited or repaid during the period at amortized cost	8.2%	8.0%
Exited or repaid during the period at fair value(10)	8.2%	8.0%

(1)                                 New investment commitments include new agreements to fund revolving credit facilities or delayed draw loans. See “Off Balance Sheet Arrangements” as well as Note 7 to our consolidated financial statements for the three and nine months ended September 30, 2016, for more information on our commitments to fund revolving credit facilities or delayed draw loans.

(2)                                 Includes investment commitments to an unconsolidated Delaware limited liability company, the Senior Direct Lending Program LLC (d/b/a the “Senior Direct Lending Program” or the “SDLP”) to make co-investments with Varagon Capital Partners (“Varagon”) and its clients in first lien senior secured loans of middle market companies of $226.8 million for the three months ended September 30, 2016. Also, includes investment commitments to an unconsolidated Delaware limited liability company, the Senior Secured Loan Fund LLC (d/b/a the “Senior Secured Loan Program” or the “SSLP”) to make co-investments with GE Global Sponsor Finance LLC and General Electric Capital Corporation (“GECC”) (together, “GE”) in first lien senior secured loans of middle market companies of $7.3 million for the three months ended September 30, 2015.

(3)                                 Includes both funded and unfunded commitments. Of these new investment commitments, we funded $1,314.1 million and $1,420.1 million for the three months ended September 30, 2016 and 2015, respectively.

(4)                                 Includes both funded and unfunded commitments. For the three months ended September 30, 2016 and 2015, investment commitments exited included exits of unfunded commitments of $84.5 million and $51.6 million, respectively.

(5)                                 See “Senior Direct Lending Program” below and Note 4 to our consolidated financial statements for the three and nine months ended September 30, 2016 for more information on the SDLP.

(6)                                 See “Senior Secured Loan Program” below and Note 4 to our consolidated financial statements for the three and nine months ended September 30, 2016 for more information on the SSLP.

(7)                                 Number of new investment commitments represents each commitment to a particular portfolio company or a commitment to multiple companies as part of an individual transaction (e.g., the purchase of a portfolio of investments).

(8)                                 Includes the subordinated certificates of the SDLP which mature in December 2036.

(9)                                 “Weighted average yield of debt and other income producing securities” is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on accruing debt and other income producing securities, divided by (b) the total accruing debt and other income producing securities at amortized cost or at fair value as applicable.

(10)                          Represents fair value for investments in the portfolio as of the most recent prior quarter end, if applicable.

As of September 30, 2016 and December 31, 2015, our investments consisted of the following:

	As of
	September 30, 2016		December 31, 2015
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured loans	$2,249.3	$2,197.9	$2,735.2	$2,638.8
Second lien senior secured loans	2,911.2	2,840.4	2,944.6	2,861.3
Subordinated certificates of the SDLP(1)	195.3	195.3	—	—
Subordinated certificates of the SSLP(2)	1,938.5	1,899.8	1,935.4	1,884.9
Senior subordinated debt	701.7	721.1	663.0	654.1
Preferred equity securities	492.6	342.7	435.1	375.8
Other equity securities	439.4	607.5	434.4	640.5
Commercial real estate	—	—	—	0.1
Total	$8,928.0	$8,804.7	$9,147.7	$9,055.5

(1)                                 The proceeds from these certificates were applied to co-investments with Varagon and its clients to fund first lien senior secured loans to 10 different borrowers as of September 30, 2016.

(2)                                 The proceeds from these certificates were applied to co-investments with GE to fund first lien senior secured loans to 25 and 41 different borrowers as of September 30, 2016 and December 31, 2015, respectively.

The weighted average yields at amortized cost and fair value of the following portions of our portfolio as of September 30, 2016 and December 31, 2015 were as follows:

	As of
	September 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and other income producing securities(1)	9.7%	9.8%	10.1%	10.3%
Total portfolio(2)	8.7%	8.8%	9.1%	9.2%
First lien senior secured loans(2)	8.6%	8.8%	8.2%	8.5%
Second lien senior secured loans(2)	9.9%	10.2%	9.4%	9.7%
Subordinated certificates of the SDLP(2)(3)	13.5%	13.5%	—%	—%
Subordinated certificates of the SSLP(2)(4)	8.5%	8.7%	12.0%	12.3%
Senior subordinated debt(2)	12.7%	12.3%	11.6%	11.7%
Income producing equity securities(2)	13.8%	13.8%	11.0%	11.7%

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

(3)                                 The proceeds from these certificates were applied to co-investments with Varagon and its clients to fund first lien senior secured loans.

(4)                                 The proceeds from these certificates were applied to co-investments with GE to fund first lien senior secured loans.

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

Set forth below is the grade distribution of our portfolio companies as of September 30, 2016 and December 31, 2015:

	As of
	September 30, 2016				December 31, 2015
(dollar amounts in millions)	Fair Value	%	Number of Companies	%	Fair Value	%	Number of Companies	%
Grade 1	$182.1	2.1%	13	6%	$28.6	0.3%	8	3.7%
Grade 2	320.1	3.6%	10	4.7%	445.6	4.9%	16	7.3%
Grade 3	7,437.1	84.4%	172	80.0%	7,824.5	86.4%	174	79.8%
Grade 4	865.4	9.9%	20	9.3%	756.8	8.4%	20	9.2%
Total	$8,804.7	100.0%	215	100.0%	$9,055.5	100.0%	218	100.0%

As of September 30, 2016 and December 31, 2015, the weighted average grade of the investments in our portfolio at fair value was 3.0 and 3.0, respectively.

As of September 30, 2016, loans on non-accrual status represented 2.3% and 1.2% of the total investments at amortized cost and at fair value, respectively. As of December 31, 2015, loans on non-accrual status represented 2.6% and 1.7% of the total investments at amortized cost and at fair value, respectively.

Senior Direct Lending Program

We established a joint venture with Varagon to make certain first lien senior secured loans, including certain stretch senior and unitranche loans, to U.S. middle-market companies. Varagon was formed in 2013 as a lending platform by American International Group, Inc. (NYSE:AIG) and other partners. The joint venture is called the SDLP. In July 2016, the Company and Varagon and its clients completed the initial funding of the SDLP. In conjunction with the initial funding, we and Varagon and its clients sold investment commitments to the SDLP. Such investment commitments included $528.9 million of investment commitments sold to the SDLP by us. No realized gains or losses were recorded by us on these transactions. The SDLP may generally commit and hold individual loans of up to $300.0 million. The SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SDLP must be approved by an investment committee of the SDLP consisting of representatives of ours and Varagon (with approval from a representative of each required).

We provide capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. As of September 30, 2016, we and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates.

As of September 30, 2016, we and Varagon and its clients agreed to make capital available to the SDLP of $2.9 billion in the aggregate, of which $590.6 million has been made available from us. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP as discussed above.  Below is a summary of the funded capital and unfunded capital commitments of the SDLP.

As of
(in millions)	September 30, 2016
Total capital funded to the SDLP(1)	$930.2
Total capital funded to the SDLP by the Company(1)	$195.3
Total unfunded capital commitments to the SDLP(2)	$147.0
Total unfunded capital commitments to the SDLP by the Company(2)	$31.5

(1)                                 At principal amount.

(2)                                 These commitments have been approved by the investment committee of the SDLP and will be funded as the transactions are completed.

The SDLP Certificates pay a coupon of LIBOR plus 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, after expenses, which may result in a return to the holders of the SDLP Certificates that is greater than the stated coupon. The SDLP Certificates are junior in right of payment to the senior notes and intermediate funding notes.

The amortized cost and fair value of our SDLP Certificates held by us were $195.3 million and $195.3 million, respectively, as of September 30, 2016. Our yield on our investment in the SDLP at amortized cost and fair value was 13.5% and 13.5%, respectively, as of September 30, 2016. For the three and nine months ended September 30, 2016, we earned interest income of $4.8 million from our investment in the SDLP Certificates for each period. We are also entitled to certain fees in connection with the SDLP. For the three and nine months ended September 30, 2016, in connection with the SDLP, we earned capital structuring service and other fees totaling $0.8 million for each period.

As of September 30, 2016, the portfolio was comprised of all first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in our portfolio. As of September 30, 2016, none of the loans were on non-accrual status. Below is a summary of the SDLP’s portfolio as of September 30, 2016:

As of
(dollar amounts in millions)	September 30, 2016
Total first lien senior secured loans(1)	$929.1
Weighted average yield on first lien senior secured loans(2)	7.3%
Largest loan to a single borrower(1)	$116.5
Total of five largest loans to borrowers(1)	$549.1
Number of borrowers in the SDLP	10
Commitments to fund delayed draw loans (3)	$147.0

(1)                                 At principal amount.

(2)                                 Computed as (a) the annual stated interest rate on accruing first lien senior secured loans, divided by (b) total first lien senior secured loans at principal amount.

(3)                                 As discussed above, these commitments have been approved by the investment committee of the SDLP.

Senior Secured Loan Program

We and GE have co-invested in first lien senior secured loans of middle market companies through the SSLP. The SSLP has been capitalized as transactions are completed. All portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of ours and GE (with approval from a representative of each required). We have provided capital to the SSLP in the form of subordinated certificates (the “SSLP Certificates”). As of September 30, 2016 and December 31, 2015, we and GE owned 87.5% and 12.5%, respectively, of the outstanding SSLP Certificates.

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

As discussed above, we anticipate that no new investments will be made by the SSLP and that we and GE will only provide additional capital to support the SSLP’s funding of existing commitments and possibly other amounts to its portfolio companies. Below is a summary of the funded capital and unfunded capital commitments of the SSLP.

	As of
(in millions)	September 30, 2016	December 31, 2015
Total capital funded to the SSLP(1)	$5,682.9	$8,535.1
Total capital funded to the SSLP by the Company(1)	$2,004.0	$2,000.9
Total unfunded capital commitments to the SSLP(2)	$50.0	$198.6
Total unfunded capital commitments to the SSLP by the Company(2)	$7.3	$32.6

(1)                                 At principal amount.

(2)                                 These commitments have been approved by the investment committee of the SSLP and will be funded as the transactions are completed.

The SSLP Certificates have a weighted average contractual coupon of LIBOR plus approximately 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, after expenses. However, the SSLP Certificates are junior in right of payment to the Senior Notes held by GE, and we expect that for so long as principal proceeds from SSLP repayments are directed entirely to repay the Senior Notes as discussed above, the yield on the SSLP Certificates will be lower than the stated coupon and continue to decline.

The amortized cost and fair value of our SSLP Certificates were $1.9 billion and $1.9 billion, respectively, as of September 30, 2016, and $2.0 billion and $2.0 billion, respectively, as of December 31, 2015. Our yield on our investment in the SSLP at amortized cost and fair value was 8.5% and 8.7%, respectively, as of September 30, 2016, and 12.0% and 12.3%, respectively, as of December 31, 2015. For the three and nine months ended September 30, 2016, we earned interest income of $49.5 million and $165.9 million, respectively, from our investment in the SSLP Certificates. For the three and nine months ended September 30, 2015, we earned interest income of $71.4 million and $209.6 million, respectively, from our investment in the SSLP Certificates.

We are also entitled to certain fees in connection with the SSLP. For the three and nine months ended September 30, 2016, in connection with the SSLP, we earned capital structuring service, sourcing and other fees totaling $4.6 million and $16.0 million, respectively. For the three and nine months ended September 30, 2015, in connection with the SSLP, we earned capital structuring service, sourcing and other fees totaling $8.6 million and $41.8 million, respectively.

As of September 30, 2016 and December 31, 2015, the SSLP’s portfolio was comprised of all first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in our portfolio. As of September 30, 2016 and December 31, 2015, none of these loans were on non-accrual status. Below is a summary of the SSLP’s portfolio.

	As of
(dollar amounts in millions)	September 30, 2016	December 31, 2015
Total first lien senior secured loans(1)	$4,731.8	$8,138.5
Weighted average yield on first lien senior secured loans(2)	6.9%	6.7%
Largest loan to a single borrower(1)	$294.0	$345.9
Total of five largest loans to borrowers(1)	$1,361.3	$1,579.9
Number of borrowers in the SSLP	25	41
Commitments to fund delay draw loans(3)	$50.0	$198.6

(1)                                 At principal amount.

(2)                                 Computed as (a) the annual stated interest rate on accruing first lien senior secured loans, divided by (b) total first lien senior secured loans at principal amount.

(3)                                 As discussed above, these commitments have been approved by the investment committee of the SSLP.

SSLP Loan Portfolio as of September 30, 2016

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount
AMZ Holding Corp.	Specialty chemicals manufacturer	12/2018	6.8%	$221.2
Athletico Management, LLC and Accelerated Holdings, LLC	Provider of outpatient rehabilitation services	12/2020	6.3%	294.0
Breg, Inc.	Designer, manufacturer, and distributor of non-surgical orthopedic products for preventative, post-operative and rehabilitative use	10/2020	6.5%	147.7
Brewer Holdings Corp. and Zywave, Inc.	Provider of software and technology-enabled content and analytical solutions to insurance brokers	3/2021	8.0%	249.5
Connoisseur Media, LLC	Owner and operator of radio stations	6/2019	7.3%	95.7
DFS Holding Company, Inc.	Distributor of maintenance, repair, and operations parts, supplies, and equipment to the foodservice industry	2/2022	6.5%	191.1
Drayer Physical Therapy Institute, LLC	Outpatient physical therapy provider	7/2018	8.3%	132.2
ECI Purchaser Company, LLC	Manufacturer of equipment to safely control pressurized gases	12/2018	6.2%	207.2
Excelligence Learning Corporation	Developer, manufacturer and retailer of educational products	12/2020	6.8%	174.6
Gehl Foods, LLC(4)	Producer of low-acid, aseptic food and beverage products	3/2021	7.5%	155.7
Implus Footcare, LLC	Provider of footwear and other accessories	4/2021	7.0%	260.7
Intermedix Corporation(3)	Revenue cycle management provider to the emergency healthcare industry	12/2019	5.8%	255.9
Mavis Tire Supply LLC	Auto parts retailer	10/2020	6.3%	240.5
MCH Holdings, Inc.(4)	Healthcare professional provider	1/2020	6.5%	168.5
Oak Parent, Inc.(2)	Manufacturer of athletic apparel	4/2018	7.8%	267.6
Palermo Finance Corporation	Provider of mission-critical integrated public safety software and services to local, state, and federal agencies	11/2020	7.0%	185.0
Penn Detroit Diesel Allison, LLC	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	10/2019	7.0%	60.7
Pretium Packaging, L.L.C(4)	Manufacturer and supplier of high performance plastic containers	6/2020	6.3%	215.5
Restaurant Technologies, Inc.	Provider of bulk cooking oil management services to the restaurant and fast food service industries	10/2021	6.8%	227.1
Sanders Industries Holdings, Inc.(4)	Elastomeric parts, mid-sized composite structures, and composite tooling	5/2020	6.5%	75.9
Singer Sewing Company	Manufacturer of consumer sewing machines	6/2017	7.8%	183.4
STATS Acquisition, LLC	Sports technology, data and content company	6/2020	9.0%	102.4
U.S. Anesthesia Partners, Inc.(3)	Anesthesiology service provider	12/2019	6.0%	259.5
WCI-Quantum Holdings, Inc.(4)	Distributor of instructional products, services and resources	10/2020	5.9%	80.7
Woodstream Group, Inc.	Pet products manufacturer	5/2022	7.3%	279.5
				$4,731.8

(1)                                 Represents the weighted average annual stated interest rate as of September 30, 2016. All interest rates are payable in cash except for 0.5% and 2.0% of the interest rates for Singer Sewing Company and STATS Acquisition, LLC, respectively, which are payment-in-kind interest.

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

Selected financial information for the SSLP as of September 30, 2016 and December 31, 2015 and for the nine months ended September 30, 2016 and 2015, was as follows:

	As of
(in millions)	September 30, 2016	December 31, 2015
Selected Balance Sheet Information:
Investments in loans receivable, net	$4,705.6	$8,090.0
Cash and other assets	946.6	437.4
Total assets	$5,652.2	$8,527.4

Senior notes	$3,392.7	$6,248.4
Other liabilities	50.3	72.8
Total liabilities	3,443.0	6,321.2
Subordinated certificates and members’ capital	2,209.2	2,206.2
Total liabilities and members’ capital	$5,652.2	$8,527.4

	For the Nine Months Ended September 30,
(in millions)	2016	2015
Selected Statement of Operations Information:
Total interest and other income	$383.3	$514.0
Interest expense	125.3	172.5
Management and sourcing fees	40.2	54.8
Other expenses	17.6	42.1
Total expenses	183.1	269.4
Net income	$200.2	$244.6

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2016 and 2015

Operating results for the three and nine months ended September 30, 2016 and 2015 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Total investment income	$258.6	$261.0	$752.0	$763.7
Total expenses	117.4	129.6	383.5	396.0
Net investment income before income taxes	141.2	131.4	368.5	367.7
Income tax expense, including excise tax	3.6	0.9	12.8	7.0
Net investment income	137.6	130.5	355.7	360.7
Net realized gains on investments and foreign currency transactions	20.6	47.7	78.5	103.7
Net unrealized losses on investments, foreign currency and other transactions	(48.0)	(61.4)	(35.0)	(96.6)
Realized losses on extinguishment of debt	—	—	—	(3.8)
Net increase in stockholders’ equity resulting from operations	$110.2	$116.8	$399.2	$364.0

Net income can vary substantially from period to period due to various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net increase in stockholders’ equity resulting from operations may not be meaningful.

Investment Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Interest income from investments	$199.8	$207.9	$611.0	$607.9
Capital structuring service fees	35.0	29.8	62.9	73.0
Dividend income	16.2	14.1	53.5	53.5
Management and other fees	3.9	6.2	13.5	18.4
Other income	3.7	3.0	11.1	10.9
Total investment income	$258.6	$261.0	$752.0	$763.7

The decrease in interest income from investments for the three months ended September 30, 2016 from the comparable period in 2015 was primarily due to a decrease in the weighted average yield of our portfolio, partially offset by an increase in the size of our portfolio. The weighted average yield of our portfolio decreased from 9.7% for the three months ended September 30, 2015 to 8.8% for the comparable period in 2016, primarily driven by the decrease in the yield of the SSLP Certificates. The size of our portfolio increased from an average of $8.5 billion at amortized cost for the three months ended September 30, 2015 to an average of $9.0 billion at amortized cost for the comparable period in 2016. The increase in capital structuring service fees for the three months ended September 30, 2016 from the comparable period in 2015 was due to the increase in the weighted average capital structuring fees received on new investment commitments. Dividend income for the three months ended September 30, 2016 and 2015 included dividends received from IHAM totaling $10.0 million for each period. Also during the three months ended September 30, 2016, we received $3.7 million in other non-recurring dividends from non-income producing equity securities compared to $1.0 million for the comparable period in 2015. The decrease in management and other fees for the three months ended September 30, 2016 from the comparable period in 2015 was due to lower sourcing fees from the SSLP resulting from a decrease in the size of the SSLP portfolio.

The increase in interest income from investments for the nine months ended September 30, 2016 from the comparable period in 2015 was primarily due to an increase in the size of our portfolio, partially offset by a decrease in the weighted average yield of our portfolio. The size of our portfolio increased from an average of $8.5 billion at amortized cost for the nine months ended September 30, 2015 to an average of $9.1 billion at amortized cost for the comparable period in 2016. The weighted average yield of our portfolio decreased from 9.5% for the nine months ended September 30, 2015 to 9.0% for the comparable period in 2016, primarily driven by the decrease in the yield of the SSLP Certificates. The decrease in capital structuring service fees for the nine months ended September 30, 2016 from the comparable period in 2015 was due to the decrease in new investment commitments, which decreased from $2.8 billion for the nine months ended September 30, 2015 to $2.5 billion for the comparable period in 2016, partially offset by the increase in the weighted average capital structuring service fees received on new investment commitments, which increased from 2.6% for the nine months ended September 30, 2015 to 3.1% for the comparable period in 2016. Dividend income for the nine months ended September 30, 2016 and 2015 included dividends received from IHAM totaling $30.0 million and $40.0 million, respectively. The dividends received from IHAM for the nine months ended September 30, 2015 included additional dividends of $10.0 million that were paid in addition to the quarterly dividends generally paid by IHAM. IHAM paid the additional dividends out of accumulated earnings that had previously been retained by IHAM. Also during the nine months ended September 30, 2016, we received $9.8 million in other non-recurring dividends from non-income producing equity securities compared to $4.3 million for the comparable period in 2015. The decrease in management and other fees for the nine months ended September 30, 2016 from the comparable period in 2015 was due to lower sourcing fees from the SSLP resulting from a decrease in the size of the SSLP portfolio.

Operating Expenses

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Interest and credit facility fees	$43.3	$56.6	$138.9	$171.6
Base management fees	33.9	33.3	103.1	100.2
Income based fees	33.1	31.8	91.1	90.2
Capital gains incentive fees	(5.5)	(2.6)	8.7	0.8
Administrative fees	3.4	3.6	10.2	10.5
Professional fees and other costs related to the American Capital Acquisition	2.7	—	10.7	—
Other general and administrative	6.5	6.9	20.8	22.7
Total operating expenses	$117.4	$129.6	$383.5	$396.0

Interest and credit facility fees for the three and nine months ended September 30, 2016 and 2015, were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Stated interest expense	$37.6	$46.1	$119.1	$138.5
Facility fees	1.3	2.4	3.8	8.2
Amortization of debt issuance costs	3.4	4.0	10.8	12.7
Net accretion of discount on notes payable	1.0	4.1	5.2	12.2
Total interest and credit facility fees	$43.3	$56.6	$138.9	$171.6

Stated interest expense for the three months ended September 30, 2016 decreased from the comparable period in 2015 primarily due to the decrease in our weighted average stated interest rate of our debt outstanding. The weighted average stated interest rate on our outstanding debt was 4.1% for the three months ended September 30, 2016 as compared to 5.0% for the comparable period in 2015 primarily as a result of the repayment at maturity of our $575.0 million aggregate principal amount of 5.75% unsecured convertible notes (the “February 2016 Convertible Notes”) and the $230.0 million aggregate principal amount of 5.125% unsecured convertible notes (the “June 2016 Convertible Notes”), as well as the early repayment of the $200.0 million aggregate principal amount of 7.75% unsecured notes (the “2040 Notes”) and increased utilization of our lower cost revolving facilities, including utilization to repay these term notes. For the three months ended September 30, 2016, our average principal debt outstanding remained steady at $3.7 billion as compared to the comparable period in 2015. Facility fees for the three months ended September 30, 2016 decreased from the comparable period in 2015 primarily due to the increased utilization of our revolving facilities resulting in lower unused commitment fees. Net accretion of discount on notes payable for the three months ended September 30, 2016 decreased from the comparable period in 2015 primarily due to the maturity of the February 2016 Convertible Notes and the June 2016 Convertible Notes as well as the repayment of the 2040 Notes.

Stated interest expense for the nine months ended September 30, 2016 decreased from the comparable period in 2015 primarily due to the decrease in our weighted average stated interest rate of our debt outstanding, partially offset by an increase in the average principal amount of debt outstanding. The weighted average stated interest rate on our outstanding debt was 4.1% for the nine months ended September 30, 2016 as compared to 5.1% for the comparable period in 2015 primarily as a result of the repayment upon maturity of the higher cost February 2016 Convertible Notes and June 2016 Convertible Notes as well as the repayment of the 2040 Notes and increased utilization of our lower cost revolving facilities, as discussed above. For the nine months ended September 30, 2016, our average principal debt outstanding increased to $3.9 billion as compared to $3.6 billion for the comparable period in 2015.  Facility fees for the nine months ended September 30, 2016 decreased from the comparable period in 2015 primarily due to the increased utilization of our revolving facilities resulting in lower unused commitment fees. Amortization of debt issuance costs and net accretion of discount on notes payable for the nine months ended September 30, 2016 decreased from the comparable period in 2015 primarily due to the maturity of the February 2016 Convertible Notes and the June 2016 Convertible Notes as well as the repayment of the 2040 Notes.

The increase in base management fees for the three and nine months ended September 30, 2016 from the comparable period in 2015 was primarily due to the increase in the size of the portfolio. The increase in income based fees for the three and nine months ended September 30, 2016 from the comparable period in 2015 was primarily due to the increase in net investment income excluding income based fees and capital gains incentive fees.

For the three months ended September 30, 2016, the reduction in capital gains incentive fees calculated in accordance with GAAP was $5.5 million. For the nine months ended September 30, 2016, the capital gains incentive fees expense calculated in accordance with U.S. generally accepted accounting principles (“GAAP”) was $8.7 million. For the three months ended September 30, 2015, the reduction in capital gains incentive fees calculated in accordance with GAAP was $2.6 million. For the nine months ended September 30, 2015, the capital gains incentive fees calculated in accordance with GAAP was $0.8 million. The reduction in capital gains incentive fee expense accrual for the three months ended September 30, 2016 increased from the comparable period in 2015 primarily due to net losses on investments, foreign currency and other transactions during the three months ended September 30, 2016 of $27.5 million compared to net losses of $13.6 million during the three months ended September 30, 2015. Capital gains incentive fee expense accrual for the nine months ended September 30, 2016 increased from the comparable period in 2015 primarily due to net gains on investments, foreign currency and other transactions and the extinguishment of debt during the nine months ended September 30, 2016 of $43.5 million compared to net gains of $3.3 million during the nine months ended September 30, 2015. The capital gains incentive fee accrued under GAAP includes an accrual related to unrealized capital appreciation, whereas the capital gains incentive fee actually payable under our investment advisory and management agreement does not. There can be no assurance that such unrealized capital appreciation will be realized in the future. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. As of September 30, 2016, the total capital gains incentive fee accrual calculated in accordance with GAAP was $51.0 million. As of September 30, 2016, there was no capital gains incentive fee actually payable under our investment advisory and management agreement. See Note 3 to our consolidated financial statements for the three and nine months ended September 30, 2016, for more information on the base management fees, income based fees and capital gains incentive fees.

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

For the three and nine months ended September 30, 2016, the Company incurred $2.6 million and $10.7 million, respectively, in professional fees and other costs related to the American Capital Acquisition that were not incurred in the comparable periods in 2015.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. If we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax on estimated excess taxable income as such taxable income is earned. For the three months ended September 30, 2016, we recorded a net expense of $2.5 million for U.S. federal excise tax. For the nine months ended September 30, 2016, we recorded a net expense of $8.5 million for U.S. federal excise tax, which includes a reduction in expense in the third quarter related to the recording of a requested refund resulting from the overpayment of 2015 excise tax of $1.3 million. For the three months ended September 30, 2015, we recorded a net expense of $1.5 million for U.S. federal excise tax. For the nine months ended September 30, 2015, we recorded a net expense of $5.5 million for U.S. federal excise tax, which includes a reduction in expense in the third quarter related to the recording of a requested refund resulting from the overpayment of 2014 excise tax of $1.5 million.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three and nine months ended September 30, 2016, we recorded a tax expense of approximately $1.1 million and $4.3 million, respectively, for these subsidiaries. For the three and nine months ended September 30, 2015, we recorded a tax (benefit) expense of approximately $(0.6) million and $1.5 million, respectively, for these subsidiaries.

Net Realized Gains/Losses

During the three months ended September 30, 2016, we had $1,465.1 million of sales, repayments or exits of investments resulting in $20.9 million of net realized gains on investments. These sales, repayments or exits included $197.2 million of investments sold to IHAM and certain vehicles managed by IHAM and $473.7 million of investments sold to the SDLP in conjunction with the initial funding of the SDLP. A net realized gain of $0.3 million was recorded on these transactions with IHAM and there was no realized gains or losses recorded on these transactions with the SDLP. See Note 4 to our consolidated financial statements for the three and nine months ended September 30, 2016 for more detail on IHAM and its managed vehicles. During the three months ended September 30, 2016, net realized gains on investments of $20.9 million were comprised of $29.9 million of gross realized gains and $9.0 million of gross realized losses.

The net realized gains on investments during the three months ended September 30, 2016 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
UL Holding Co., LLC	$12.2
Primexx Energy Corporation	4.2
The Greeley Company, Inc. and HCP Acquisition Holdings, LLC	2.6
Crescent Hotels & Resorts, LLC and affiliates	2.5
LM Acquisition Holdings, LLC	2.4
Q9 Holdings Inc.	(9.0)
Other, net	6.0
Total	$20.9

During the three months ended September 30, 2016, we also recognized net realized losses on foreign currency transactions of $0.3 million.

During the three months ended September 30, 2015, we had $1,343.4 million of sales, repayments or exits of investments resulting in $45.3 million of net realized gains on investments. These sales, repayments or exits included $143.4 million of investments sold to IHAM and certain vehicles managed by IHAM. A net realized gain of $0.2 million was recorded on these transactions. During the three months ended September 30, 2015, net realized gains on investments of $45.3 million were comprised of $45.4 million of gross realized gains and $0.1 million of gross realized losses.

The net realized gains on investments during the three months ended September 30, 2015 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Cast & Crew Payroll, LLC	$25.9
Global Healthcare Exchange, LLC	8.3
Hojeij Branded Foods, Inc.	8.0
Other, net	3.1
Total	$45.3

During the three months ended September 30, 2015, we also recognized net realized loss on foreign currency transactions of $2.5 million.

During the nine months ended September 30, 2016, we had $2,721.3 million of sales, repayments or exits of investments resulting in $79.6 million of net realized gains on investments. These sales, repayments or exits included $299.0 million of investments sold to IHAM and certain vehicles managed by IHAM and $473.7 million of investments sold to the SDLP in conjunction with the initial funding of the SDLP. A net realized gain of $0.7 million was recorded on these transactions with IHAM and there was no realized gains or losses recorded on these transactions with the SDLP. During the nine months ended September 30, 2016, net realized gains on investments of $79.6 million were comprised of $89.7 million of gross realized gains and $10.1 million of gross realized losses.

The net realized gains on investments during the nine months ended September 30, 2016 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Napa Management Services Corporation	$15.7
UL Holding Co., LLC	12.2
Physiotherapy Associates Holdings, Inc.	8.1
Netsmart Technologies, Inc.	7.7
AllBridge Financial, LLC	6.3
Lakeland Tours, LLC	5.0
WorldPay Group PLC	4.2
Primexx Energy Corporation	4.2
MedAssets, Inc.	3.0
The Greeley Company, Inc. and HCP Acquisition Holdings, LLC	2.6
Crescent Hotels & Resorts, LLC and affiliates	2.5
LM Acquisition Holdings, LLC	2.4
Q9 Holdings Inc.	(9.0)
Other, net	14.7
Total, net	$79.6

During the nine months ended September 30, 2016, we also recognized net realized losses on foreign currency transactions of $1.1 million.

During the nine months ended September 30, 2015, we had $3.2 billion of sales, repayments or exits of investments resulting in $97.4 million of net realized gains on investments. These sales, repayments or exits included $414.2 million of investments sold to IHAM and certain vehicles managed by IHAM. A net realized gain of $0.4 million was recorded on these transactions. During the nine months ended September 30, 2015, net realized gains on investments of $97.4 million were comprised of $100.8 million of gross realized gains and $3.4 million of gross realized losses.

The net realized gains on investments during the nine months ended September 30, 2015 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Cast & Crew Payroll, LLC	$25.9
Tripwire, Inc.	13.8
TAP Holdings, LLC	11.2
Global Healthcare Exchange, LLC	8.3
Protective Industries, Inc. dba Caplugs	8.2
Hojeij Branded Foods, Inc.	8.0
Driven Brands, Inc.	5.5
Implus Footcare, LLC	3.7
Woodstream Corporation	3.2
Panda Temple Power, LLC	2.4
Other, net	7.2
Total	$97.4

During the nine months ended September 30, 2015, we also recognized net realized gains on foreign currency transactions of $6.3 million. In addition, during the nine months ended September 30, 2015, we redeemed the entire outstanding $143.8 million principal amount of the unsecured notes that were scheduled to mature on February 15, 2022. The total redemption price (including accrued and unpaid interest) was $144.6 million, which resulted in a realized loss on the extinguishment of debt of $3.8 million.

Net Unrealized Gains/Losses

We value our portfolio investments quarterly and the changes in value are recorded as unrealized gains or losses in our consolidated statement of operations. Net unrealized gains and losses for our portfolio for the three and nine months ended September 30, 2016 and 2015, were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Unrealized appreciation	$60.2	$39.5	$165.1	$80.8
Unrealized depreciation	(105.7)	(61.4)	(181.7)	(124.0)
Net unrealized (appreciation) depreciation reversed related to net realized gains or losses(1)	1.5	(39.2)	(14.4)	(51.8)
Total net unrealized losses	$(44.0)	$(61.1)	$(31.0)	$(95.0)

(1)                                 The net unrealized (appreciation) depreciation reversed related to net realized gains or losses represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior period.

The changes in net unrealized appreciation and depreciation during the three months ended September 30, 2016 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
The Step2 Company, LLC	$23.7
Competitor Group, Inc.	5.0
Ciena Capital LLC	2.2
Ivy Hill Asset Management, L.P.	2.2
UL Holding Co., LLC	2.1
Absolute Dental Management LLC	(2.1)
Garden Fresh Restaurant Corp.	(2.1)
Indra Holdings Corp.	(2.4)
Community Education Centers, Inc.	(2.5)
FastMed Holdings I, LLC	(2.8)
CCS Intermediate Holdings, LLC	(6.9)
10th Street, LLC and New 10th Street, LLC	(7.2)
ADF Capital, Inc.	(9.5)
Instituto de Banca y Comercio, Inc.	(17.1)
Infilaw Holding, LLC	(34.0)
Other, net	5.9
Total	$(45.5)

During the three months ended September 30, 2016, we also recognized net unrealized gains on foreign currency and other transactions of $4.0 million.

The changes in net unrealized appreciation and depreciation during the three months ended September 30, 2015 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
OTG Management, LLC	$6.3
Ciena Capital LLC	4.5
ADF Capital, Inc.	2.2
Fulton Holdings Corp.	2.0
Cleveland East Equity, LLC	(2.1)
Netsmart Technologies, Inc.	(2.2)
Feradyne Outdoors, LLC	(2.6)
2329497 Ontario Inc.	(2.7)
Spin HoldCo Inc.	(2.8)
Infilaw Holding, LLC	(3.2)
Ivy Hill Asset Management, L.P.	(3.2)
CCS Intermediate Holdings, LLC	(3.6)
Petroflow Energy Corporation	(6.6)
Senior Secured Loan Fund LLC	(9.9)
Other, net	2.0
Total	$(21.9)

During the three months ended September 30, 2015, we also recognized net unrealized gains on foreign currency and other transactions of $0.3 million.

The changes in net unrealized appreciation and depreciation during the nine months ended September 30, 2016 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
The Step2 Company, LLC	$39.4
UL Holding Co., LLC	24.6
Senior Secured Loan Fund LLC	11.8
Community Education Centers, Inc.	8.2
R3 Education, Inc.	5.7
Spin HoldCo Inc.	5.6
Green Energy Partners	4.8
TA THI Buyer, Inc.	3.9
Lonestar Prospects, Ltd.	3.5
Orion Foods, LLC	3.1
Patterson Medical Supply, Inc.	2.3
ADF Capital, Inc.	2.2
Global Healthcare Exchange, LLC	2.2
McKenzie Sports Products, LLC	2.1
CFW Co-Invest, L.P.	2.1
American Seafoods Investors LLC	2.1
Ivy Hill Asset Management, L.P.	(2.1)
Garden Fresh Restaurant Corp.	(2.1)
Poplicus Incorporated	(2.4)
INC Research Mezzanine Co-Invest, LLC	(2.6)
La Paloma Generating Company, LLC	(2.6)
Absolute Dental Management LLC and ADM Equity, LLC	(2.8)
Flow Solutions Holdings, Inc.	(3.2)
Feradyne Outdoors, LLC	(4.0)
Things Remembered, Inc.	(5.7)
10th Street, LLC and New 10th Street, LLC	(7.3)
FastMed Holdings I, LLC	(7.9)
Indra Holdings Corp.	(10.5)
CCS Intermediate Holdings, LLC	(21.9)
Instituto de Banca y Comercio, Inc.	(41.1)
Infilaw Holding, LLC	(44.1)
Other, net	20.1
Total, net	$(16.6)

During the nine months ended September 30, 2016, we also recognized net unrealized losses on foreign currency and other transactions of $4.0 million.

The changes in net unrealized appreciation and depreciation during the nine months ended September 30, 2015 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Ciena Capital LLC	$11.8
OTG Management, LLC	9.0
The Step2 Company, LLC	3.4
Wellspring Distribution Corp	3.4
Lonestar Prospects, Ltd.	3.0
Fulton Holdings Corp.	2.8
Physiotherapy Associates Holdings, Inc.	2.5
TA THI Buyer, Inc.	2.4
Napa Management Services Corporation	2.4
Cadence Aerospace, LLC	2.4
PCG-Ares Sidecar Investment II, L.P.	2.3
Community Education Centers, Inc.	(2.2)
Cleveland East Equity, LLC	(2.5)
New Trident Holdcorp, Inc.	(2.6)
UL Holding Co., LLC	(2.7)
Instituto de Banca y Comercio, Inc.	(2.7)
Netsmart Technologies, Inc.	(2.9)
Indra Holdings Corp.	(3.3)
Infilaw Holding, LLC	(6.0)
2329497 Ontario Inc.	(6.8)
CCS Intermediate Holdings, LLC	(8.6)
Petroflow Energy Corporation	(8.7)
Ivy Hill Asset Management, L.P.	(18.1)
Senior Secured Loan Fund LLC	(26.6)
Other, net	5.1
Total	$(43.2)

During the nine months ended September 30, 2015, we also recognized net unrealized losses on foreign currency and other transactions of $1.6 million.

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

As of September 30, 2016, we had $125.1 million in cash and cash equivalents and $3.8 billion in total aggregate principal amount of debt outstanding ($3.7 billion at carrying value). Subject to leverage, borrowing base and other restrictions, we had approximately $1.5 billion available for additional borrowings under the Facilities and the SBA Debentures as of September 30, 2016.

We may from time to time seek to retire or repurchase our common stock through cash purchases, as well as retire, cancel or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. Such purchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. The amounts involved may be material. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the Investment Company Act, is at least 200% after such borrowing. On June 21, 2016, we received exemptive relief from the SEC allowing us to modify our calculation of asset coverage requirements to exclude the SBA Debentures. This exemptive relief provides us with increased investment flexibility but also increases our risk related to leverage. As of September 30, 2016, our asset coverage was 236% (excluding the SBA Debentures).

Equity Capital Activities

As of September 30, 2016 and December 31, 2015, our total equity market capitalization was $4.9 billion and $4.5 billion, respectively. There were no sales of our equity securities during the nine months ended September 30, 2016 and 2015.

In September 2015, our board of directors approved a stock repurchase program authorizing us to repurchase up to $100 million in the aggregate of our outstanding common stock in the open market at certain thresholds below our net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended.  The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. Our stock repurchase program expires on February 28, 2017. The program does not require us to repurchase any specific number of shares and we cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time. As of September 30, 2016, we had repurchased a total of 514,677 shares of our common stock in the open market under the stock repurchase program since its inception in September 2015, at an average price of $13.92 per share, including commissions paid, leaving approximately $92.8 million available for additional repurchases under the program.

In connection with our stock repurchase program, in March 2016, we entered into a Rule 10b5-1 plan to repurchase shares of our common stock in accordance with certain parameters set forth in such plan. In May 2016, we suspended our stock repurchase program pending the completion of the American Capital Acquisition. See “Pending American Capital Acquisition” above and Note 14 to our consolidated financial statements for the three and nine months ended September 30, 2016 for more information. During the nine months ended September 30, 2016, we repurchased a total of 393,056 shares of our common stock in the open market for $5.5 million under the stock repurchase program. The shares were repurchased at an average price of $13.94 per share, including commissions paid.

Debt Capital Activities

Our debt obligations consisted of the following as of September 30, 2016 and December 31, 2015:

	As of
	September 30, 2016					December 31, 2015
(in millions)	Total Aggregate Principal Amount Available/ Outstanding(1)		Principal Amount	Carrying Value		Total Aggregate Principal Amount Available/ Outstanding(1)		Principal Amount	Carrying Value
Revolving Credit Facility	$1,265.0	(2)	$465.0	$465.0		$1,290.0	(2)	$515.0	$515.0
Revolving Funding Facility	540.0	(3)	108.0	108.0		540.0		250.0	250.0
SMBC Funding Facility	400.0		108.0	108.0		400.0		110.0	110.0
SBA Debentures	75.0		25.0	24.5		75.0		22.0	21.4
February 2016 Convertible Notes	—		—	—	(4)	575.0		575.0	573.9	(5)
June 2016 Convertible Notes	—		—	—	(4)	230.0		230.0	228.0	(5)
2017 Convertible Notes	162.5		162.5	161.5	(5)	162.5		162.5	160.0	(5)
2018 Convertible Notes	270.0		270.0	266.4	(5)	270.0		270.0	264.4	(5)
2019 Convertible Notes	300.0		300.0	295.8	(5)	300.0		300.0	294.5	(5)
2018 Notes	750.0		750.0	744.7	(6)	750.0		750.0	743.0	(6)
2020 Notes	600.0		600.0	595.2	(7)	600.0		600.0	594.2	(7)
January 2022 Notes	600.0		600.0	591.8	(8)	—		—	—
October 2022 Notes	182.5		182.5	178.3	(9)	182.5		182.5	177.9	(9)
2047 Notes	229.6		229.6	181.8	(10)	229.6		229.6	181.6	(10)
Total	$5,374.6		$3,800.6	$3,721		$5,604.6		$4,196.6	$4,113.9

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

(5)                                 Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes (as defined below), the February 2016 Convertible Notes and the June 2016 Convertible Notes less unamortized debt issuance costs and the unaccreted discount recorded upon the issuances of such notes. As of September 30, 2016, the total unamortized debt issuance costs and the unaccreted discount for the 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes (each as defined below) were $1.0 million, $3.6 million and $4.2 million, respectively. As of December 31, 2015, the total unamortized debt issuance costs and the unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes were $1.1 million, $2.0 million, $2.5 million, $5.6 million and $5.5 million, respectively.

(6)                                 Represents the aggregate principal amount outstanding of the 2018 Notes (as defined below) less unamortized debt issuance costs and plus the net unamortized premium that was recorded upon the issuances of the 2018 Notes. As of September 30, 2016 and December 31, 2015, the total unamortized debt issuance costs less the net unamortized premium were $5.3 million and $7.0 million, respectively.

(7)                                 Represents the aggregate principal amount outstanding of the 2020 Notes (as defined below) less unamortized debt issuance costs and the net unaccreted discount recorded upon the issuances of the 2020 Notes. As of September 30, 2016 and December 31, 2015, the total unamortized debt issuance costs and the net unaccreted discount were $4.8 million and $5.8 million, respectively.

(8)                                 Represents the aggregate principal amount outstanding of the January 2022 Notes (as defined below) less unamortized debt issuance costs and the net unaccreted discount recorded upon the issuance of the January 2022 Notes. As of September 30, 2016, the total unamortized debt issuance costs and the unaccreted discount was $8.2 million.

(9)                                 Represents the aggregate principal amount outstanding of the October 2022 Notes (as defined below) less unamortized debt issuance costs. As of September 30, 2016 and December 31, 2015, the total unamortized debt issuance costs were $4.2 million and $4.6 million, respectively.

(10)                          Represents the aggregate principal amount outstanding of the 2047 Notes (as defined below) less the unaccreted purchased discount recorded as part of the acquisition of Allied Capital Corporation in April 2010 (the “Allied Acquisition”). As of September 30, 2016 and December 31, 2015, the total unaccreted purchased discount was $47.8 million and $48.0 million, respectively.

The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount, of all our debt outstanding as of September 30, 2016 were 4.2% and 5.1 years, respectively, and as of December 31, 2015 were 4.4% and 4.5 years, respectively.

The ratio of total principal amount of debt outstanding to stockholders’ equity as of September 30, 2016 was 0.73:1.00 compared to 0.81:1.00 as of December 31, 2015.

Revolving Credit Facility

We are party to a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), which allows us to borrow up to $1,265.0 million at any one time outstanding. For $1,195.0 million of the Revolving Credit Facility, the end of the revolving period and the stated maturity date are May 4, 2020 and May 4, 2021, respectively. For the remaining $70 million of the Revolving Credit Facility, the end of the revolving period and the stated maturity date are May 4, 2019 and May 4, 2020, respectively. The Revolving Credit Facility also provides for a feature that allowed us, under certain circumstances, to increase the size of the Revolving Credit Facility to a maximum of $1,897.5 million. The interest rate charged on the Revolving Credit Facility is based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility), in each case, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of September 30, 2016, the interest rate in effect was LIBOR plus 1.75%. We are also required to pay a letter of credit fee of either 2.00% or 2.25% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. Additionally, we are required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. As of September 30, 2016, there was $465.0 million outstanding under the Revolving Credit Facility and we were in compliance in all material respects with the terms of the Revolving Credit Facility.

Revolving Funding Facility

Ares Capital CP is party to the Revolving Funding Facility, which allows Ares Capital CP to borrow up to $540.0 million at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility is May 14, 2017 and May 14, 2019, respectively. The Revolving Funding Facility also provides for a feature that allows, under certain circumstances, for an increase in the size of the Revolving Funding Facility to a maximum of $865.0 million. See “Pending American Capital Acquisition” and Note 14 to our consolidated financial statements for the three and nine months ended September 30, 2016 for information regarding a potential amendment to the Revolving Funding Facility in connection with the American Capital Acquisition. The interest rate charged on the Revolving Funding Facility is based on an applicable spread ranging from 2.25% to 2.50% over LIBOR or ranging from 1.25% to 1.50% over a “base rate” (as defined in the agreements governing the Revolving Funding Facility) in each case, determined monthly based on the composition of the borrowing base relative to outstanding borrowings under the Revolving Funding Facility. As of September 30, 2016, the interest rate in effect was LIBOR plus 2.25%. Additionally, Ares Capital CP is required to pay a commitment fee of between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility. As of September 30, 2016, there was $108.0 million outstanding under the Revolving Funding Facility and we and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

SMBC Funding Facility

Our consolidated subsidiary, Ares Capital JB Funding LLC (“ACJB”), is party to a revolving funding facility (as amended, the “SMBC Funding Facility”), which allows ACJB to borrow up to $400.0 million at any one time outstanding. The SMBC Funding Facility is secured by all of the assets held by ACJB. As of September 30, 2016, the end of the reinvestment period and the stated maturity date for the SMBC Funding Facility were September 14, 2017 and September 14, 2022, respectively. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement. The interest rate charged on the SMBC Funding Facility is based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over a “base rate” (as defined in the agreements governing the SMBC Funding Facility), in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. As of September 30, 2016, the interest rate in effect was LIBOR plus 1.75%. Additionally, ACJB is required to pay a commitment fee of between 0.35% and 0.875% per annum depending on the size of the unused portion of the SMBC Funding Facility. As of September 30, 2016, there was $108.0 million outstanding under the SMBC Funding Facility and we and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

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

The license from the SBA allows AVF LP to obtain leverage by issuing the SBA Debentures, subject to issuance of a capital commitment by the SBA and other customary procedures. Leverage through the SBA Debentures is subject to required capitalization thresholds. Current SBA regulations limit the amount that any SBIC may borrow to $150.0 million and as of September 30, 2016, the amount of the SBA Debentures committed to AVF LP by the SBA was $75.0 million. The SBA Debentures are non-recourse to us, have interest payable semi-annually, have a ten-year maturity and may be prepaid at any time without penalty. As of September 30, 2016, AVF LP had $25.0 million of the SBA Debentures issued and outstanding, which mature between September 2025 and March 2026. As of September 30, 2016, AVF LP was in compliance in all material respects with SBA regulatory requirements.

The interest rate for the SBA Debentures is fixed at the time the SBA Debentures and other applicable issued SBA-guaranteed debentures can be pooled and sold to the public and is based on a spread over U.S. treasury notes with ten-year maturities. The pooling of newly issued SBA-guaranteed debentures occurs twice per year. The spread includes an annual charge as determined by the SBA (the “Annual Charge”) as well as a market-driven component. Prior to the ten-year fixed interest rate being determined, the interest rate charged for the SBA Debentures is based on LIBOR plus an applicable spread of 0.30% and the Annual Charge. As of September 30, 2016, the weighted average interest rate in effect for the SBA Debentures was 3.48%.

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

In certain circumstances, the Convertible Unsecured Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at their respective conversion rates (listed below as of September 30, 2016) subject to customary anti-dilution adjustments and the requirements of their respective indenture (the “Convertible Unsecured Notes Indentures”). To the extent the 2017 Convertible Notes are converted, we have elected to settle with a combination of cash and shares of its common stock. Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Unsecured Notes only under certain circumstances set forth in the respective Convertible Unsecured Notes Indenture. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Unsecured Notes at any time. In addition, if we engage in certain corporate events as described in their respective Convertible Unsecured Notes Indenture, holders of the Convertible Unsecured Notes may require us to repurchase for cash all or part of the Convertible Unsecured Notes at a repurchase price equal to 100% of the principal amount of the Convertible Unsecured Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

Certain key terms related to the convertible features for each of the Convertible Unsecured Notes as of September 30, 2016 are listed below.

	2017 Convertible Notes	2018 Convertible Notes	2019 Convertible Notes
Conversion premium	17.5%	17.5%	15.0%
Closing stock price at issuance	$16.46	$16.91	$17.53
Closing stock price date	March 8, 2012	October 3, 2012	July 15, 2013
Conversion price(1)	$18.87	$19.64	$19.99
Conversion rate (shares per one thousand dollar principal amount)(1)	53.0020	50.9054	50.0292
Conversion dates	September 15, 2016	July 15, 2017	July 15, 2018

(1)                                 Represents conversion price and conversion rate, as applicable, as of September 30, 2016, taking into account certain de minimis adjustments that will be made on the conversion date.

In February 2016, we repaid in full the February 2016 Convertible Notes upon their maturity. In June 2016, we repaid in full the June 2016 Convertible Notes upon their maturity.

Unsecured Notes

2018 Notes

We have issued $750.0 million in aggregate principal amount of unsecured notes, which bear interest at a rate of 4.875% per year and mature on November 30, 2018 (the “2018 Notes”). The 2018 Notes require payment of interest semi-annually, and all principal is due upon maturity. These notes are redeemable in whole or in part at any time at our option at a redemption price equal to par plus a “make whole” premium, as determined pursuant to the indenture governing the 2018 Notes, and any accrued and unpaid interest. $600.0 million in aggregate principal amount of the 2018 Notes were issued at a discount to the principal amount and $150.0 million in aggregate principal amount of the 2018 Notes were issued at a premium to the principal amount.

2020 Notes

We have issued $600.0 million in aggregate principal amount of unsecured notes, which bear interest at a rate of 3.875% per year and mature on January 15, 2020 (the “2020 Notes”). The 2020 Notes require payment of interest semi-annually, and all principal is due upon maturity. These notes are redeemable in whole or in part at any time at our option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indenture governing the 2020 Notes, and any accrued and unpaid interest. $400.0 million in aggregate principal amount of the 2020 Notes were issued at a discount to the principal amount and $200.0 million in aggregate principal amount of the 2020 Notes were issued at a premium to the principal amount.

January 2022 Notes

We have issued $600.0 million in aggregate principal amount of unsecured notes, which bear interest at a rate of 3.625% per year and mature on January 19, 2022 (the “January 2022 Notes”). The January 2022 Notes require payment of interest semi-annually, and all principal is due upon maturity. These notes are redeemable in whole or in part at any time at our option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indenture governing the January 2022 Notes, and any accrued and unpaid interest. The January 2022 Notes were issued at a discount to the principal amount.

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

2047 Notes

As part of the Allied Acquisition, we assumed $230.0 million aggregate principal amount of unsecured notes which bear interest at a rate of 6.875% and mature on April 15, 2047 (the “2047 Notes” and together with the 2018 Notes, the 2020 Notes, the January 2022 Notes and the October 2022 Notes, the “Unsecured Notes”). The 2047 Notes require payment of interest quarterly, and all principal is due upon maturity. These notes are redeemable in whole or in part at any time or from time to time at our option, at a par redemption price of $25.00 per security plus accrued and unpaid interest.

As of September 30, 2016, we were in compliance in all material respects with the terms of the Convertible Unsecured Notes Indentures and the indentures governing the Unsecured Notes.

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

See Note 5 to our consolidated financial statements for the three and nine months ended September 30, 2016 for more information on our debt obligations.

OFF BALANCE SHEET ARRANGEMENTS

We have various commitments to fund investments in our portfolio, as described below.

As of September 30, 2016 and December 31, 2015, we had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) our discretion:

	As of
(in millions)	September 30, 2016	December 31, 2015
Total revolving and delayed draw loan commitments	$450.6	$418.9
Less: drawn commitments	(99.7)	(122.9)
Total undrawn commitments	350.9	296.0
Less: commitments substantially at our discretion	(12.4)	(6.0)
Less: unavailable commitments due to borrowing base or other covenant restrictions	—	—
Total net adjusted undrawn revolving and delayed draw loan commitments	$338.5	$290.0

Included within the total revolving and delayed draw loan commitments as of September 30, 2016 and December 31, 2015 were delayed draw loan commitments totaling $175.0 million and $148.6 million, respectively. Our commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels).

Also included within the total revolving and delayed draw loan commitments as of September 30, 2016 were commitments to issue up to $53.5 million in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2016, we had $12.0 million in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For all these letters of credit issued and outstanding, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. None of these letters of credit issued and outstanding are recorded as a liability on our balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company. Of these letters of credit, $0.0 million expire in 2016, $12.0 million expire in 2017 and $0.0 million expire in 2018.

We also have commitments to co-invest in the SDLP and the SSLP for our portion of the SDLP’s and the SSLP’s commitments to fund delayed draw loans to certain portfolio companies of the SDLP and the SSLP. See “Senior Direct Lending Program” and “Senior Secured Loan Program” above and Note 4 to our consolidated financial statements for the three and nine months ended September 30, 2016 for more information.

As of September 30, 2016 and December 31, 2015, we were party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

	As of
(in millions)	September 30, 2016	December 31, 2015
Total private equity commitments	$107.0	$107.0
Less: funded private equity commitments	(22.6)	(20.9)
Total unfunded private equity commitments	84.4	86.1
Less: private equity commitments substantially our discretion	(83.3)	(84.6)
Total net adjusted unfunded private equity commitments	$1.1	$1.5

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

RECENT DEVELOPMENTS

On October 18, 2016, we announced that we will hold a special meeting of stockholders on December 15, 2016 to seek approval of various matters necessary to complete the American Capital Acquisition.  On the same date, we also announced that our registration statement on Form N-14, which includes a joint proxy statement of Ares Capital and American Capital and a prospectus of Ares Capital, had been declared effective by the SEC and that the joint proxy statement/prospectus was first being mailed or otherwise delivered to stockholders on or about October 18, 2016. The joint proxy statement/prospectus contains important information about the American Capital Acquisition and the related stockholder approvals.

From October 1, 2016 through October 27, 2016, we made new investment commitments of approximately $73 million, of which $67 million were funded. Of these new commitments, 71% were in second lien senior secured loans and 29% were in first lien senior secured loans. Of the approximately $73 million of new investment commitments, 100% were floating rate. The weighted average yield of debt and other income producing securities funded during the period at amortized cost was 9.7%. We may seek to sell all or a portion of these new investment commitments, although there can be no assurance that we will be able to do so.

From October 1, 2016 through October 27, 2016, we exited approximately $182 million of investment commitments. Of these investment commitments, 43% were second lien senior secured loans, 40% were first lien senior secured loans and 17% were senior subordinated loans. Of the approximately $182 million of exited investment commitments, 60% were fixed rate and 40% were floating rate. The weighted average yield of debt and other income producing securities exited or repaid during the period at amortized cost was 9.6%. On the approximately $182 million of investment commitments exited from October 1, 2016 through October 27, 2016, we recognized total net realized gains of approximately $21 million.

In addition, as of October 27, 2016, we had an investment backlog and pipeline of approximately $540 million and $870 million, respectively. Investment backlog includes transactions approved by our investment adviser’s investment committee and/or for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore we believe are likely to close. Investment pipeline includes transactions where due diligence and analysis are in process, but no formal mandate, letter of intent or signed commitment have been issued. The consummation of any of the investments in this backlog and pipeline depends upon, among other things, one or more of the following: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. In addition, we may sell all or a portion of these investments and certain of these investments may result in the repayment of existing investments. We cannot assure you that we will make any of these investments or that we will sell all or any portion of these investments.

CRITICAL ACCOUNTING POLICIES

See Note 2 to our consolidated financial statements for the three and nine months ended September 30, 2016, which describes our critical accounting policies and recently issued accounting pronouncements not yet required to be adopted by us.

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

As of September 30, 2016, 80% of the investments at fair value in our portfolio bore interest at variable rates, 10% bore interest at fixed rates, 9% were non-interest earning and 1% were on non-accrual status. Additionally, for the variable rate investments, 69% of these investments contained interest rate floors (representing 55% of total investments at fair value). Also, as of September 30, 2016, all the loans made through the SSLP and SDLP contained interest rate floors. The Facilities all bear interest at variable rates with no interest rate floors, while the SBA Debentures, the Unsecured Notes and the Convertible Unsecured Notes bear interest at fixed rates.

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

Based on our September 30, 2016, balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$179.9	$20.4	$159.5
Up 200 basis points	$116.1	$13.6	$102.5
Up 100 basis points	$52.3	$6.8	$45.5
Down 100 basis points	$14.9	$(3.8)	$18.7
Down 200 basis points	$14.7	$(3.8)	$18.5
Down 300 basis points	$14.7	$(3.8)	$18.5

(1)                                 Excludes the impact of income based fees. See Note 3 to our consolidated financial statements for the three and nine months ended September 30, 2016 for more information on the income based fees.

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

(1)                                 Excludes the impact of income based fees. See Note 3 to our consolidated financial statements for the three and nine months ended September 30, 2016 for more information on the income based fees.

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

There have been no changes in the Company’s internal control over financial reporting during the three and nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                   Legal Proceedings

For a description of our legal proceedings, see Note 15 to our consolidated financial statements for the three and nine months ended September 30, 2016.

Item 1A.          Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and those set forth under the caption “Risk Factors” in pre-effective Amendment No. 2 to our Registration Statement on Form N-14, filed on October 13, 2016 (the “N-14”), which could materially affect our business, financial condition and/or operating results.  The risks described in our Annual Report on Form 10-K and in the N-14 are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds.

Dividend Reinvestment Plan

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933.

During nine months ended September 30, 2016, as a part of our dividend reinvestment plan for our common stockholders, we purchased 1,218,544 shares of our common stock for an average price per share of $14.45 in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines such purchases of our common stock during the nine months ended September 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 through January 31, 2016	453,216	$14.28	—	—
February 1, 2016 through February 29, 2016	—	—	—	—
March 1, 2016 through March 31, 2016	—	—	—	—
April 1, 2016 through April 30, 2016	350,846	14.98	—	—
May 1, 2016 through May 31, 2016	—	—	—	—
June 1, 2016 through June 30, 2016	—	—	—	—
July 1, 2016 through July 31, 2016	414,482	14.19	—	—
August 1, 2016 through August 31, 2016	—	—	—	—
September 1, 2016 through September 30, 2016	—	—	—	—
Total	1,218,544	$14.45	—	—

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

Repurchases of our common stock under our stock repurchase program were as follows:

(dollars in thousands, except share and per share data) Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 through January 31, 2016	—	$—	—	$98,315
February 1, 2016 through February 29, 2016	—	$—	—	$98,315
March 1, 2016 through March 31, 2016	393,056	$13.94	393,056	$92,837
April 1, 2016 through April 30, 2016	—	$—	—	$92,837
May 1, 2016 through May 31, 2016	—	$—	—	$92,837
June 1, 2016 through June 30, 2016	—	$—	—	$92,837
July 1, 2016 through July 31, 2016	—	$—	—	$92,837
August 1, 2016 through August 31, 2016	—	$—	—	$92,837
September 1, 2016 through September 30, 2016	—	$—	—	$92,837
Total	393,056	$13.94	393,056	$92,837

(1)                                 Amount includes commissions paid.

Item 3.                   Defaults Upon Senior Securities.

Not applicable.

Item 4.                   Mine Safety Disclosures.

Not applicable.

Item 5.                   Other Information.

None.

Item 6.                   Exhibits.

EXHIBIT INDEX

Number	Description
3.1	Articles of Amendment and Restatement, as amended(1)
3.2	Second Amended and Restated Bylaws, as amended(2)
4.1	Sixth Supplemental Indenture, dated as of September 19, 2016, relating to the 3.625% Notes due 2022, between Ares Capital Corporation and U.S. Bank National Association, as trustee(3)
4.2	Form of 3.625% Notes due 2022(3)
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

(3)                                 Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on September 19, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES CAPITAL CORPORATION

Date: November 2, 2016	By	/s/ R. Kipp deVeer
R. Kipp deVeer Chief Executive Officer

Date: November 2, 2016	By	/s/ Penni F. Roll
Penni F. Roll Chief Financial Officer

Date: November 2, 2016	By	/s/ Scott C. Lem
Scott C. Lem Chief Accounting Officer, Vice President and Treasurer