Form 10-K
period 2016-12-31
ARES CAPITAL CORP
filed 2017-02-22
CIK 1287750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2016, based on the closing price on that date of $14.20 on The NASDAQ Global Select Market, was approximately $4,390,146,853. As of February 16, 2017, there were 425,940,681 shares of the registrant's common stock outstanding.

         Portions of the registrant's Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

 PART I

Item 1.    Business

GENERAL

Ares Capital Corporation

        Ares Capital Corporation, a Maryland corporation (together with its subsidiaries, where applicable, "Ares Capital" or the "Company," which may also be referred to as "we," "us" or "our"), is a specialty finance company that is a closed-end, non-diversified management investment company. We have elected to be regulated as a business development company, or a "BDC," under the Investment Company Act of 1940, as amended, and the rules and regulations promulgated thereunder or the "Investment Company Act." We were founded on April 16, 2004, were initially funded on June 23, 2004 and completed our initial public offering ("IPO") on October 8, 2004. As of December 31, 2016, we were the largest BDC in the U.S. with approximately $9.2 billion of total assets.

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

        To a lesser extent, we also make preferred and/or common equity investments, which have generally been non-control equity investments of less than $20 million (usually in conjunction with a concurrent debt investment). However, we may increase the size or change the nature of these investments. Also, as a result of the American Capital Acquisition, American Capital's equity investments, including equity investments pursuant to which American Capital controlled a particular portfolio company, became part of our portfolio.

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

        We believe that our investment adviser, Ares Capital Management, is able to leverage the current investment platform, resources and existing relationships of Ares Management with financial sponsors, financial institutions, hedge funds and other investment firms to provide us with attractive investment opportunities. For purposes of this document, we refer to Ares Management and its affiliated companies (other than portfolio companies of its affiliated funds) as "Ares." In addition to deal flow, the Ares investment platform assists our investment adviser in analyzing, structuring and monitoring investments. Ares has been in existence for over 15 years and its partners have an average of over 24 years of experience in leveraged finance, private equity, distressed debt, commercial real estate finance, investment banking and capital markets. We have access to Ares' investment professionals and administrative professionals, who provide assistance in accounting, finance, legal, compliance, operations, information technology and investor relations. As of December 31, 2016, Ares had approximately 370 investment professionals and approximately 560 administrative professionals.

American Capital Acquisition

        On January 3, 2017, we completed our acquisition of American Capital, Ltd. ("American Capital") (the "American Capital Acquisition") pursuant to the terms and conditions of the Agreement and Plan of Merger, dated May 23, 2016 (the "Merger Agreement"), among the Company, American Capital, Orion Acquisition Sub, Inc., a wholly owned subsidiary of the Company ("Acquisition Sub"), IHAM, Ivy Hill Asset Management GP, LLC, in its capacity as general partner of IHAM, American Capital Asset Management, LLC, a wholly owned portfolio company of American Capital ("ACAM"), and solely for the limited purposes set forth therein, Ares Capital Management. To effect the acquisition, (i) Acquisition Sub merged with and into American Capital, with American Capital remaining as the surviving entity in such merger as a wholly owned subsidiary of Ares Capital (the "Merger") and (ii) ACAM merged with and into IHAM, with IHAM remaining as the surviving entity in such merger as a wholly owned portfolio company of the Company (the "ACAM Merger" and together with the Merger, the "Mergers"). Immediately following the Mergers, American Capital converted into a Delaware limited liability company and withdrew its election as a BDC.

        Pursuant to the Merger Agreement, American Capital stockholders received the right to the following merger consideration for each share of American Capital common stock owned: (i) $6.48 per share in cash from the Company (including a make-up dividend in the amount of $0.07 per share), (ii) 0.483 shares of our common stock for each share of American Capital common stock held immediately prior to the Mergers, (iii) $2.45 per share in cash, which amount represents the per share cash consideration paid to American Capital pursuant to the sale by ACAM of American Capital Mortgage Management, LLC to American Capital Agency Corp., which was completed on July 1, 2016 and (iv) approximately $1.20 per share in cash from Ares Capital Management, acting solely on its own behalf. In connection with the stock consideration, we issued approximately 112 million shares of our common stock to American Capital's then-existing stockholders (including outstanding in-the-money American Capital stock options), thereby resulting in our then-existing stockholders owning approximately 73.7% of the combined company and American Capital's then-existing stockholders owning approximately 26.3% of the combined company.

        In connection with the American Capital Acquisition, Ares Capital Management has agreed to waive up to $100 million in income based fees from the Company for the first 10 calendar quarters beginning with the second quarter of 2017, in an amount equal to the lesser of (1) $10 million of the income based fees and (2) the amount of income based fees for each such quarter, in each case, to the extent earned and payable by us in such quarter pursuant to and as calculated under our investment advisory and management agreement.

        As a result of the American Capital Acquisition, we increased our total assets and increased and further diversified our portfolio of investments. With a larger capital base and expanded portfolio, we also have the opportunity to increase our average commitment sizes and final investment positions over time.

Ares Management, L.P.

        Ares is a publicly traded, leading global alternative asset manager. As of December 31, 2016, Ares had approximately 930 employees in over 15 principal and originating offices across the United States, Europe, Asia and Australia. Since its inception in 1997, Ares has adhered to a disciplined investment philosophy that focuses on delivering strong risk-adjusted investment returns throughout market cycles. Ares believes each of its three distinct but complementary investment groups in Credit, Private Equity and Real Estate is a market leader based on investment performance. Ares was built upon the fundamental principle that each group benefits from being part of the greater whole.

Ares Capital Management LLC

        Ares Capital Management, our investment adviser, is served by an origination, investment and portfolio management team of approximately 90 U.S.-based investment professionals as of December 31, 2016 and led by certain partners of the Ares Credit Group: Michael Arougheti, Kipp deVeer, Mitchell Goldstein and Michael Smith. Ares Capital Management leverages off of Ares' investment platform and benefits from the significant capital markets, trading and research expertise of Ares' investment professionals. Ares Capital Management's investment committee has eight members comprised of certain of the U.S.-based partners of the Ares Credit Group.

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

  •
  We believe disruption and volatility that occurs periodically in the credit markets, reduces capital available to certain capital providers, causing a reduction in competition. When these volatile market conditions occur, they often create opportunities to achieve attractive risk-adjusted returns.

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

Scale and Flexible Transaction Structuring

        We believe that being one of the largest BDCs makes us a more desirable and flexible capital provider, especially in competitive markets. We are flexible with the types of investments we make and the terms associated with those investments. We believe this approach and experience enables our investment adviser to identify attractive investment opportunities throughout economic cycles and across a company's capital structure so we can make investments consistent with our stated investment objective and preserve principal while seeking appropriate risk adjusted returns. In addition, we have the flexibility to provide "one stop" financing with the ability to invest capital across the balance sheet and syndicate and hold larger investments than many of our competitors. We believe that the ability to underwrite, syndicate and hold larger investments benefits our stockholders by (a) potentially increasing net income and earnings through syndication, (b) increasing originated deal flow flexibility, (c) broadening market relationships and deal flow, (d) allowing us to optimize our portfolio composition and (e) allowing us to provide capital to a broader spectrum of middle-market companies, which we believe currently have limited access to capital from traditional lending sources. In addition, we believe that the ability to provide capital at every level of the balance sheet provides a strong value proposition to middle-market borrowers and our senior debt capabilities provide superior deal origination and relative value analysis capabilities compared to junior capital focused lenders.

Experience with and Focus on Middle-Market Companies

        Ares has historically focused on investments in middle-market companies and we benefit from this experience. In sourcing and analyzing deals, our investment adviser benefits from Ares' extensive network of relationships focused on middle-market companies, including management teams, members of the investment banking community, private equity groups and other investment firms with whom Ares has had long-term relationships. We believe this network enables us to identify well-positioned prospective portfolio company investments. The Ares Credit Group works closely with Ares' other investment professionals. As of December 31, 2016, Ares oversaw a portfolio of investments in over 1,200 companies, approximately 505 structured assets and over 160 properties across over 55 industries, which provides access to an extensive network of relationships and insights into industry trends and the state of the capital markets.

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

Extensive Industry Focus

        We seek to concentrate our investing activities in industries with a history of predictable and dependable cash flows and in which the Ares investment professionals have had extensive investment experience. Ares investment professionals have developed long-term relationships with management teams and management consultants in over 55 industries, and have accumulated substantial information and identified potential trends within these industries. In turn, we benefit from these relationships, information and identification of potential trends in making investments.

OPERATING AND REGULATORY STRUCTURE

        Our investment activities are managed by our investment adviser, Ares Capital Management, which is a subsidiary of Ares, and supervised by our board of directors, a majority of whom are independent of Ares and its affiliates. Ares Capital Management is registered under the Investment Advisers Act of 1940, or the "Advisers Act." Under our Amended and Restated Investment Advisory and Management Agreement with Ares Capital Management, referred to herein as our "investment advisory and management agreement," we have agreed to pay Ares Capital Management base management fees based on our total assets, as defined under the Investment Company Act (other than cash and cash equivalents, but including assets purchased with borrowed funds) ("base management fees"), fees based on our net investment income ("income based fees") and fees based on our net capital gains ("capital gains incentive fees"). See "—Investment Advisory and Management Agreement". Ares Operations provides us with certain administrative and other services necessary for us to operate pursuant to an Amended and Restated Administration Agreement, referred to herein as our "administration agreement." See "—Administration Agreement".

        As a BDC, we are required to comply with certain regulatory requirements. For example, we are not generally permitted to co-invest in any portfolio company in which a fund managed by Ares or any of its downstream affiliates (other than us and our downstream affiliates) is also co-investing. On January 18, 2017, we received an order from the SEC that permits us and other BDCs and registered closed-end management investment companies managed by Ares to co-invest in portfolio companies with each other and with affiliated investment funds (the "Co-investment Exemptive Order"). Co-investments made under the Co-investment Exemptive Order are subject to compliance with certain conditions and other requirements, which could limit our ability to participate in a co-investment transaction. We may also co-invest with funds managed by Ares or any of its downstream affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures.

        Also, while we may borrow funds to make investments, our ability to use debt is limited in certain significant aspects. See "Regulation." In particular, BDCs must have at least 200% asset coverage calculated pursuant to the Investment Company Act (i.e., we are permitted to borrow one dollar for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us) in order to incur debt or issue preferred stock (which we refer to collectively as "senior securities"), which requires us to finance our investments with at least as much equity as senior securities in the aggregate. Certain of our credit facilities also require that we maintain asset coverage of at least 200%.

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

        Our preferred and/or common equity investments have generally been non-control equity investments of less than $20 million (usually in conjunction with a concurrent debt investment). However, we may increase the size or change the nature of these investments. Also, as a result of the American Capital Acquisition, American Capital's equity investments, including equity investments pursuant to which American Capital controlled a particular portfolio company, became part of our portfolio.

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

        We make senior secured loans primarily in the form of first lien loans (including unitranche loans) and second lien loans. Our senior secured loans generally have terms of three to ten years. In connection with our senior secured loans we generally receive a security interest in certain of the assets of the borrower and consequently such assets serve as collateral in support of the repayment of such senior secured loans. Senior secured loans are generally exposed to the least amount of credit risk because they typically hold a senior position with respect to scheduled interest and principal payments and security interests in assets of the borrower. However, unlike mezzanine debt, senior secured loans typically do not receive any stock, warrants to purchase stock or other yield enhancements. Senior secured loans may include both revolving lines of credit and term loans.

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

        While our primary focus is to generate current income and capital appreciation through investments in first and second lien senior secured loans and mezzanine debt and, to a lesser extent, equity securities of eligible portfolio companies, we also may invest up to 30% of our portfolio in non-qualifying assets, as permitted by the Investment Company Act. See "—Regulation". Specifically, as part of this 30% basket, we may invest in entities that are not considered "eligible portfolio companies" (as defined in the Investment Company Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the Investment Company Act, and publicly traded entities whose public equity market capitalization exceeds the levels provided for under the Investment Company Act.

        In the first quarter of 2011, the staff of the SEC (the "Staff") informally communicated to certain BDCs the Staff's belief that certain entities, which would be classified as an "investment company" under the Investment Company Act but for the exception from the definition of "investment company" set forth in Rule 3a-7 promulgated under the Investment Company Act, could not be treated as eligible portfolio companies (as defined in Section 2(a)(46) under the Investment Company Act) (i.e., not eligible to be included in a BDC's 70% "qualifying assets" basket). Subsequently, in August 2011 the SEC issued a concept release (the "Concept Release") which stated that "[a]s a general matter, the Commission presently does not believe that Rule 3a-7 issuers are the type of small, developing and financially troubled businesses in which the U.S. Congress intended BDCs primarily to invest" and requested comment on whether or not a 3a-7 issuer should be considered an "eligible portfolio company." We provided a comment letter in respect of the Concept Release and continue to believe that the language of Section 2(a)(46) of the Investment Company Act permits a BDC to treat as "eligible portfolio companies" entities that rely on the 3a-7 exception. However, given the current uncertainty in this area (including the language in the Concept Release) and subsequent discussions with the Staff, we have, solely for purposes of calculating the composition of our portfolio pursuant to Section 55(a) of the Investment Company Act, identified such entities, which include the SDLP (as defined below) and the SSLP (as defined below), as "non-qualifying assets" should the Staff ultimately disagree with our position.

Co-Investment Programs

  Senior Direct Lending Program

        We have established a joint venture with Varagon Capital Partners ("Varagon") to make certain first lien senior secured loans, including certain stretch senior and unitranche loans, primarily to U.S. middle market companies. Varagon was formed in 2013 as a lending platform by American International Group, Inc. (NYSE:AIG) and other partners. The joint venture is called the Senior Direct Lending Program (the "SDLP"). In July 2016, the Company and Varagon and its clients completed the initial funding of the SDLP. The SDLP may generally commit and hold individual loans of up to $300 million. The SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SDLP must be approved by an investment committee of the SDLP consisting of representatives of ours and Varagon (with approval from a representative of each required).

        We provide capital to the SDLP in the form of subordinated certificates (the "SDLP Certificates"), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. As of December 31, 2016, we and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates. The SDLP Certificates pay a coupon of LIBOR plus a stated spread and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, which may result in a return to the holders of the SDLP Certificates that is greater than the stated coupon. The SDLP Certificates are junior in right of payment to the senior notes and intermediate funding notes.

        As of December 31, 2016, we and Varagon and its clients had agreed to make capital available to the SDLP of $2.9 billion in the aggregate, of which $591 million has been made available from us. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP as discussed above. Below is a summary of the funded capital and unfunded capital commitments of the SDLP.

(in millions)	As of December 31, 2016
Total capital funded to the SDLP(1)	$1,285
Total capital funded to the SDLP by the Company(1)	$270
Total unfunded capital commitments to the SDLP(1)(2)	$177
Total unfunded capital commitments to the SDLP by the Company(1)(2)	$37

(1)
At principal amount.

(2)
These commitments have been approved by the investment committee of the SDLP and will be funded as the transactions are completed.

        As of December 31, 2016, the fair value of the SDLP Certificates held by us was $270 million (no unrealized appreciation or depreciation), which represented approximately 3.1% of our total portfolio at fair value. As of December 31, 2016, the SDLP had 14 different underlying borrowers.

        For more information on the SDLP, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity—Senior Direct Lending Program."

  Senior Secured Loan Program

        We and GE Global Sponsor Finance LLC and General Electric Capital Corporation ("GECC") (together, "GE") have co-invested in first lien senior secured loans of middle market companies through the Senior Secured Loan Fund LLC (the "SSLP"). The SSLP has been capitalized as transactions are completed. All portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of ours and GE (with approval from a representative of each required). We have provided capital to the SSLP in the form of subordinated certificates (the "SSLP Certificates"). As of December 31, 2016 and 2015, we and GE owned 87.5% and 12.5%, respectively, of the outstanding SSLP Certificates.

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

	As of December 31,
(in millions)	2016	2015
Total capital funded to the SSLP(1)	$3,819	$8,535
Total capital funded to the SSLP by the Company(1)	$2,004	$2,001
Total unfunded capital commitments to the SSLP(1)(2)	$50	$199
Total unfunded capital commitments to the SSLP by the Company(1)(2)	$7	$33

(1)
At principal amount.

(2)
These commitments have been approved by the investment committee of the SSLP and will be funded as the transactions are completed.

        As of December 31, 2016, the fair value of the SSLP Certificates held by us was $1.9 billion (including unrealized depreciation of $26 million), which represented approximately 21.7% of our total portfolio at fair value. As of December 31, 2015, the fair value of the SSLP Certificates held by us was $1.9 billion (including unrealized depreciation of $51 million), which represented approximately 20.8% of our total portfolio at fair value.

        For more information on the SSLP, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity—Senior Secured Loan Program."

Ivy Hill Asset Management, L.P.

        As of December 31, 2016, our portfolio company, IHAM, an SEC-registered investment adviser, managed 19 vehicles and served as the sub-manager/sub-servicer for two other vehicles (such vehicles, the "IHAM Vehicles"). As of December 31, 2016, IHAM had assets under management of approximately $3.8 billion. As of December 31, 2016, the amortized cost and fair value of our investment in IHAM was $171 million and $229 million, respectively. In connection with IHAM's registration as a registered investment adviser, on March 30, 2012, we received exemptive relief from the SEC allowing us to, subject to certain conditions, own directly or indirectly up to 100% of IHAM's outstanding equity interests and make additional investments in IHAM. From time to time, IHAM or certain IHAM Vehicles may purchase investments from us or sell investments to us, in each case for a price equal to the fair market value of such investments determined at the time of such transactions.

        On January 3, 2017, in connection with the American Capital Acquisition, ACAM merged with and into IHAM, with IHAM remaining as the surviving entity as a wholly owned portfolio company of ours. As a result, IHAM now manages certain funds that were previously managed by ACAM. Additionally, on January 3, 2017, IHAM entered into an interim management agreement with American Capital Senior Floating, Ltd. ("ACSF"), a Maryland corporation that has elected to be regulated as a BDC under the Investment Company Act, pursuant to which IHAM serves as ACSF's investment adviser.

Industry Composition

        We generally seek to invest in companies in the industries in which Ares' investment professionals have direct expertise. The following is a representative list of the industries in which we have invested:

  •
  Aerospace and Defense

  •
  Automotive Services

  •
  Business Services

  •
  Consumer Products

  •
  Containers and Packaging

  •
  Education

  •
  Environmental Services

  •
  Financial Services

  •
  Food and Beverage

  •
  Healthcare Services

  •
  Investment Funds and Vehicles

  •
  Manufacturing

  •
  Oil and Gas

  •
  Other Services

  •
  Power Generation

  •
  Restaurant and Food Services

  •
  Retail

  •
  Telecommunications

        However, we may invest in other industries if we are presented with attractive opportunities.

        The industrial and geographic compositions of our portfolio at fair value as of December 31, 2016 and 2015 were as follows:

	As of December 31,
	2016	2015
Industry
Investment Funds and Vehicles(1)	25.2%	21.2%
Healthcare Services	14.3	14.6
Business Services	9.8	5.3
Other Services	8.9	9.0
Consumer Products	7.2	7.7
Power Generation	6.4	6.3
Restaurants and Food Services	4.5	3.5
Financial Services	4.2	4.6
Manufacturing	3.8	6.0
Containers and Packaging	2.8	2.8
Food and Beverage	2.2	2.5
Education	2.0	4.6
Automotive Services	1.9	2.3
Oil and Gas	1.0	2.9
Commercial Real Estate Finance	1.0	1.1
Other	4.8	5.6

Total	100.0%	100.0%

(1)
Includes our investment in the SDLP, which had made first lien senior secured loans to 14 different borrowers as of December 31, 2016, and our investment in the SSLP, which had made first lien senior secured loans to 19 and 41 different borrowers as of December 31, 2016 and 2015, respectively. The portfolio companies in the SDLP and SSLP are in industries similar to the companies in our portfolio.

	As of December 31,
	2016	2015
Geographic Region
West(1)	41.5%	37.9%
Midwest	19.7	23.8
Southeast	19.5	20.3
Mid Atlantic	14.7	13.7
Northeast	3.6	2.3
International	1.0	2.0

Total	100.0%	100.0%

(1)
Includes our investment in the SDLP, which represented 3.1% of the total investment portfolio at fair value as of December 31, 2016, and our investment in the SSLP, which represented 21.7% and 20.8% of the total investment portfolio at fair value as of December 31, 2016 and 2015, respectively.

        As of December 31, 2016, 2.9% of total investments at amortized cost (or 0.8% of total investments at fair value) were on non-accrual status. As of December 31, 2015, 2.6% of total investments at amortized cost (or 1.7% of total investments at fair value) were on non-accrual status.

        Since our IPO on October 8, 2004 through December 31, 2016, our exited investments resulted in an aggregate cash flow realized internal rate of return (as discussed in more detail in footnote 1 to the table below) to us of approximately 13% (based on original cash invested, net of syndications, of approximately $14.3 billion and total proceeds from such exited investments of approximately $17.5 billion). Approximately 70% of these exited investments resulted in an aggregate cash flow realized internal rate of return to us of 10% or greater.

        The aggregate cash flow realized internal rate of return, original cash invested, net of syndications, and total proceeds, in each case from exited investments, are listed below from our IPO on October 8, 2004 through the end of each period shown below.

	Exited Investments IPO through December 31,
(dollar amounts in millions)	2016	2015	2014	2013	2012	2011	2010	2009	2008	2007	2006	2005	2004
Realized internal rate of return to Ares Capital(1)	13%	13%	13%	13%	13%	14%	15%	14%	19%	21%	26%	41%	17%
Original cash invested, net of syndications	$14,264	$12,170	$9,883	$7,717	$6,817	$4,638	$2,696	$1,220	$923	$684	$424	$119	$28
Total proceeds	$17,523	$14,903	$12,121	$9,445	$8,264	$5,627	$3,256	$1,405	$1,104	$818	$511	$140	$32

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

        Additionally, since our IPO on October 8, 2004 through December 31, 2016, our realized gains exceeded our realized losses by approximately $589 million (excluding a one-time gain on the acquisition of Allied Capital Corporation ("Allied Capital") in April 2010 (the "Allied Acquisition") and realized gains/losses from the extinguishment of debt and other assets). For the same time period, our average annualized net realized gain rate was approximately 1.1% (excluding a one-time gain on the Allied Acquisition and realized gains/losses from the extinguishment of debt and other assets). Net realized gain/loss rates for a particular period are the amount of net realized gains/losses during such period divided by the average quarterly investments at amortized cost in such period.

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

Selective Investment Process

        After an investment has been identified and preliminary diligence has been completed, a credit research and analysis report is prepared. This report is reviewed by the senior investment professional in charge of the potential investment. If such senior and other investment professionals are in favor of the potential investment, then it is first presented to the investment committee on a preliminary basis, which is comprised of certain U.S.-based partners of the Ares Credit Group.

        After the investment committee approves continued work on the potential investment, a more extensive due diligence process is employed by the transaction team. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys, independent accountants, and other third party consultants and research firms prior to the closing of the investment, as appropriate on a case-by-case basis. Approximately 7-10% of all investments initially reviewed by us will be presented to the investment committee. Approval of an investment for funding requires the approval of the majority of the investment committee of our investment adviser, although unanimous consent is sought.

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

Debt Investments

        We invest in portfolio companies primarily in the form of first lien senior secured loans (including unitranche loans), second lien senior secured loans and mezzanine debt. The first and second lien senior secured loans generally have terms of three to ten years. In connection with our first and second lien senior secured loans we generally receive security interests in certain assets of our portfolio companies that could serve as collateral in support of the repayment of such loans. First and second lien senior secured loans generally have floating interest rates, which may have LIBOR floors, and also may provide for some amortization of principal and excess cash flow payments, with the remaining principal balance due at maturity.

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

Equity Investments

        To a lesser extent, we also make preferred and/or common equity investments, which have generally been non-control equity investments of less than $20 million (usually in conjunction with a concurrent debt investment). However, we may increase the size or change the nature of these investments. Also, as a result of the American Capital Acquisition, American Capital's equity investments, including equity investments pursuant to which American Capital controlled a particular portfolio company, became part of our portfolio.

ACQUISITION OPPORTUNITIES

        We believe that there may be opportunity for further consolidation in our industry. From time to time, we evaluate potential strategic opportunities, including acquisitions of:

  •
  asset portfolios;

  •
  other private and public finance companies, business development companies and asset managers; and

  •
  selected secondary market assets.

        In this regard, on January 3, 2017, we completed the American Capital Acquisition.

        We have been in, and from time to time may engage in, discussions with counterparties in respect of various potential strategic acquisition and investment transactions, including potential acquisitions of other finance companies, business development companies and asset managers. Some of these transactions could be material to our business and, if completed, could be difficult to integrate, result in increased leverage or dilution and/or subject us to unexpected liabilities. However, other than in connection with the American Capital Acquisition, none of these discussions has progressed to the point at which the completion of any such transaction could be deemed to be probable or reasonably certain as of the date of this Annual Report. Completion of any such transaction would be subject to completion of due diligence, finalization of key business and financial terms (including price) and negotiation of final definitive documentation as well as a number of other factors and conditions including, without limitation, the approval of our board of directors, any required third party consents and, in certain cases, the approval of our stockholders. We cannot predict how quickly the terms of any such transaction could be finalized, if at all. Accordingly, there can be no assurance that such transaction would be completed. In connection with evaluating potential strategic acquisition and investment transactions, we have, and may in the future, incur significant expenses for the evaluation and due diligence investigation of these potential transactions.

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview" and Note 16 to our consolidated financial statements for the year ended December 31, 2016 for information regarding the American Capital Acquisition.

ON-GOING RELATIONSHIPS WITH AND MONITORING OF PORTFOLIO COMPANIES

        We closely monitor each investment we make, maintain a regular dialogue with both the management team and other stakeholders and seek specifically tailored financial reporting. In addition, senior investment professionals may take board seats or obtain board observation rights in connection with our portfolio companies. As of December 31, 2016, of our 218 portfolio companies, we were entitled to board seats or board observation rights on 36% of these companies and these companies represented approximately 64% of our portfolio at fair value.

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

        As of December 31, 2016, the weighted average grade of our portfolio at fair value was 3.1. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity."

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

COMPETITION

        Our primary competitors include public and private funds, commercial and investment banks, commercial finance companies, other BDCs and private equity funds, each of which we compete with for financing opportunities. Many of our competitors are substantially larger and have considerably greater financial and marketing resources than we do. For example, some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider more investments and establish more relationships than we do. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC. For additional information concerning the competitive risks we face, see "Risk Factors—Risks Relating to Our Business—We operate in a highly competitive market for investment opportunities.".

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

STAFFING

        We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees or affiliates of our investment adviser, Ares Capital Management, and our administrator, Ares Operations, each of which is a subsidiary of Ares Management, pursuant to the terms of our investment advisory and management agreement and our administration agreement, respectively, each as described below. Each of our executive officers is an employee or affiliate of our investment adviser or our administrator. Our day-to-day investment activities are managed by our investment adviser. Most of the services necessary for the origination of our investment portfolio are provided by investment professionals employed by Ares Capital Management. Ares Capital Management had approximately 90 U.S.-based investment professionals as of December 31, 2016 who focus on origination, transaction development, investment and the ongoing monitoring of our investments. See "—Investment Advisory and Management Agreement" below. We reimburse both our investment adviser and our administrator for a certain portion of expenses incurred in connection with such staffing, as described in more detail below. Because we have no employees, Ares Capital does not have a formal employee relations policy.

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

        Ares Capital Management's services to us under the investment advisory and management agreement are not exclusive, and it is free to furnish similar services to other entities. Similarly, affiliates of our investment adviser may directly or indirectly manage funds or other investment vehicles with investment objectives similar to ours. Accordingly, we may compete with these Ares funds or other investment vehicles managed by our investment adviser and its affiliates for capital and investment opportunities. Ares Capital Management endeavors to allocate investment opportunities in a fair and equitable manner, and in any event consistent with any fiduciary duties owed to Ares Capital. Nevertheless, it is possible that we may not be given the opportunity to participate in certain investments made by investment funds or other investment vehicles managed by Ares Capital Management or its affiliates. See "Risk Factors-Risks Relating to Our Business-There are significant potential conflicts of interest that could impact our investment returns."

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

Income Based Fee

        The income based fee is calculated and payable quarterly in arrears based on our net investment income excluding income based fees and capital gains incentive fees ("pre-incentive fee net investment income") for the quarter. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the administration agreement, and any interest expense and dividends paid on any outstanding preferred stock, but excluding the income based fee and capital gains incentive fee accrued under U.S. generally accepted accounting principles ("GAAP")). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities, accrued income that we have not yet received in cash. Our investment adviser is not under any obligation to reimburse us for any part of the income based fees it received that were based on accrued interest that we never actually received. See "Risk Factors—Risks Relating to Our Business—There are significant potential conflicts of interest that could impact our investment returns." and "Risk Factors—Risks Relating to Our Business—We may be obligated to pay our investment adviser certain fees even if we incur a loss."

        Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses, unrealized capital appreciation, unrealized capital depreciation or income tax expense related to realized gains and losses. Because of the structure of the income based fee, it is possible that we may pay such fees in a quarter where we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the hurdle rate for a quarter, we will pay the applicable income based fee even if we have incurred a loss in that quarter due to realized and/or unrealized capital losses.

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

        In connection with the American Capital Acquisition, our investment adviser has agreed to waive, for each of the first 10 calendar quarters beginning with the second calendar quarter of 2017, the lesser of (1) $10 million of the income based fees and (2) the amount of income based fees for such quarter, in each case, to the extent earned and payable by us in such quarter pursuant to and as calculated under the investment advisory and management agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview" and Note 16 to our consolidated financial statements for the year ended December 31, 2016 for information regarding a transaction support agreement entered into between us and Ares Capital Management in connection with the American Capital Acquisition.

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

Duration, Termination and Amendment

        At an in-person meeting of our board of directors on March 16, 2011, the form of our current investment advisory and management agreement, including two proposed amendments to our then existing investment advisory and management agreement, was approved by our board of directors with the recommendation that stockholders of the Company vote to approve the proposed amendments. On June 6, 2011, our stockholders approved the proposed amendments, and we entered into a restated investment advisory and management agreement, reflecting such amendments on June 6, 2011. At an in-person meeting of our board of directors on April 26, 2016, our board of directors, including a majority of the directors who are not "interested persons" of the Company as defined in the Investment Company Act, voted to approve the continuation of the investment advisory and management agreement to June 6, 2017. A discussion regarding the basis for our board of directors' approval of the 2011 adoption of the form of our current investment advisory and management agreement is available in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

  (iii)
  the costs of the services to be provided by our investment adviser (including the base management fee, income based fee and capital gains incentive fee (including the applicable hurdle rates and conditions for the deferral of fee payments) and expense ratios) and comparative data based on publicly available information;

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

  •
  Costs of the Services Provided to the Company.  Our board of directors considered (i) comparative data based on publicly available information with respect to services rendered and the advisory fees (including the base management fee, income based fee and capital gains incentive fee or similar fees (including applicable hurdle rates and/or other payment conditions)) of other BDCs with similar investment objectives, our operating expenses and expense ratios compared to other BDCs of similar size and with similar investment objectives and (ii) the administrative services that our administrator will provide to us at cost. Based upon its review, our board of directors determined that the fees to be paid under the investment advisory and management agreement are generally equal to or less than those payable under agreements of comparable BDCs described in the available market data. After a detailed discussion with management and examining market data and information prepared by management, our board of directors noted that while our total expenses (adjusted for certain non-recurring items and including interest expense and credit facility fees) as a percentage of assets for the year ended December 31, 2015 were slightly above average as compared to those disclosed in market data by comparable externally managed BDCs, our total expenses (adjusted for certain non-recurring items and excluding interest expense and credit facility fees) as a percentage of assets for the year ended December 31, 2015 were similar to or lower than those disclosed by comparable externally managed BDCs. Our board of directors and management also discussed that the ratio of the sum of our total management fees (and other compensation expenses) and general and administrative expenses since the date of inception to the sum of our cumulative net income plus management fees paid since the date of inception was on average lower than that of comparable BDCs. Our board of directors also noted that the terms of the investment advisory and management agreement provide that the Company will defer cash payment of any income based fee and capital gains incentive fee otherwise earned by our investment adviser if during the most recent four full calendar quarter period ending on or prior to the date such payment is to be made the sum of (a) the aggregate distributions to the stockholders and (b) the change in net assets (before taking into account any income based fees or capital gains incentive fees accrued during the period) is less than 7.0% of net assets at the beginning of such period, to be carried over for payment in a subsequent calculation period (compared to a number of the Company's competitors that did not have similar payment conditions).

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

Indemnification

        The investment advisory and management agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, our investment adviser, its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other persons or entities affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys' fees and amounts reasonably paid in settlement) arising from the rendering of our investment adviser's services under the investment advisory and management agreement or otherwise as our investment adviser.

Organization of our Investment Adviser

        Our investment adviser is a Delaware limited liability company that is registered as an investment adviser under the Advisers Act. The principal executive offices of Ares Capital Management are located at 2000 Avenue of the Stars, 12th Floor, Los Angeles, California 90067.

ADMINISTRATION AGREEMENT

        We are also party to an administration agreement, referred to herein as the "administration agreement", with our administrator, Ares Operations. Our board of directors approved the continuation of our administration agreement on April 26, 2016, which extended the term of the agreement until June 1, 2017. Pursuant to the administration agreement, Ares Operations furnishes us with office equipment and clerical, bookkeeping and record keeping services at our office facilities. Under the administration agreement, Ares Operations also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, investor relations and technology, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Ares Operations assists us in determining and publishing our net asset value, assists us in providing managerial assistance to our portfolio companies, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the administration agreement are equal to an amount based upon our allocable portion of Ares Operations' overhead and other expenses (including travel expenses) incurred by Ares Operations in performing its obligations under the administration agreement, including our allocable portion of the compensation of certain of our officers (including our chief compliance officer, chief financial officer, chief accounting officer, general counsel, treasurer and assistant treasurer) and their respective staffs. The administration agreement may be terminated by either party without penalty upon 60 days' written notice to the other party.

        For each of the years ended December 31, 2016, 2015 and 2014, the Company incurred $14 million in administrative fees. As of December 31, 2016 and 2015, $4 million and $4 million of these fees were unpaid and included in "accounts payable and other liabilities" in the Company's December 31, 2016 and 2015 consolidated balance sheets, respectively.

Indemnification

        The administration agreement provides that, absent willful misfeasance, bad faith or negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, Ares Operations, its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other persons or entities affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys' fees and amounts reasonably paid in settlement) arising from the rendering of Ares Operations' services under the administration agreement or otherwise as our administrator.

LEVERAGE

        We may from time to time borrow funds to make investments, a practice known as "leverage," to attempt to increase returns to our stockholders. With certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as calculated in accordance with the Investment Company Act, equals at least 200% after such borrowing. The amount of leverage that we employ at any particular time will depend on our investment adviser's and our board of directors' assessments of market and other factors at the time of any proposed borrowing. As of February 16, 2017, we had $4.5 billion in total aggregate principal amount of debt outstanding under the various debt instruments described below. See "Risk Factors—Risks Relating to Our Business—We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing with us."

        We may from time to time seek to retire or repurchase our common stock through cash purchases, as well as retire, cancel or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. The amounts involved may be material. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments" for a subsequent event.

        We are party to a revolving credit facility that allows us to borrow up to $2.1 billion, which includes a $382.5 million term loan tranche, at any one time outstanding (the "Revolving Credit Facility"). The Revolving Credit Facility also provides for a feature that allows us, under certain circumstances, to increase the size of the facility to a maximum of $3.1 billion. For $2.0 billion of the Revolving Credit Facility, the end of the revolving period and the stated maturity date are January 4, 2021 and January 4, 2022, respectively. For $75 million of the Revolving Credit Facility, the end of the revolving period and the stated maturity date are May 4, 2020 and May 4, 2021, respectively. For the remaining $45 million of the Revolving Credit Facility, the end of the revolving period and the stated maturity date are May 4, 2019 and May 4, 2020, respectively. Subject to certain exceptions, the interest rate charged on the Revolving Credit Facility is based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over an "alternate base rate" (as defined in the agreements governing the Revolving Credit Facility), in each case, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility.

        Our consolidated subsidiary, Ares Capital CP Funding LLC ("Ares Capital CP"), is party to a revolving funding facility that allows us to borrow up to $1.0 billion at any one time outstanding (the "Revolving Funding Facility"). The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility is January 3, 2019 and January 3, 2022, respectively. The Revolving Funding Facility also provides for a feature that allows, under certain circumstances, for an increase in the size of the facility to a maximum of $865 million. Subject to certain exceptions, the interest rate charged on the Revolving Funding Facility is based on LIBOR plus 2.30% per annum or a "base rate" plus 1.30% per annum (as defined in the agreements governing the Revolving Funding Facility).

        Our consolidated subsidiary, Ares Capital JB Funding LLC ("ACJB") is party to a revolving funding facility with Sumitomo Mitsui Banking Corporation ("SMBC") that allows us to borrow up to $400 million at any one time outstanding (the "SMBC Funding Facility" and together with the Revolving Credit Facility and the Revolving Funding Facility, the "Facilities"). The SMBC Funding Facility is secured by all of the assets held by ACJB. The end of the reinvestment period and the stated maturity date for the SMBC Funding Facility is September 14, 2017 and September 14, 2022, respectively. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement. Subject to certain exceptions, the interest rate charged on the SMBC Funding Facility is based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over a "base rate" (as defined in the agreements governing the SMBC Funding Facility), in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility.

        Our consolidated subsidiary, Ares Venture Finance, L.P. ("AVF LP") received a license from the Small Business Administration ("SBA") to operate as a Small Business Investment Company ("SBIC") that allows us to borrow up to $150 million at any one time outstanding (the "SBA Debentures"). The SBA Debentures are non-recourse to us, have interest payable semi-annually, have a ten-year maturity and may be prepaid at any time without penalty. The interest rate for the SBA Debentures is fixed at the time the SBA Debentures and other applicable issued SBA-guaranteed debentures can be pooled and sold to the public and is based on a spread over U.S. treasury notes with ten-year maturities. The pooling of newly issued SBA Debentures occurs twice per year. The spread includes an annual charge as determined by the SBA (the "Annual Charge") as well as a market-driven component. Prior to the ten-year fixed interest rate being determined, the interest rate charged for the SBA Debentures is based on LIBOR plus an applicable spread of 0.30% and the Annual Charge. As of December 31, 2016, the weighted average interest rate in effect for the SBA Debentures was 3.48%.

        As of February 16, 2017, we had approximately $1.1 billion aggregate principal amount of unsecured convertible notes outstanding comprised of $163 million aggregate principal amount of unsecured convertible notes that mature on March 15, 2017 (the "2017 Convertible Notes"), $270 million aggregate principal amount of unsecured convertible notes that mature on January 15, 2018 (the "2018 Convertible Notes"), $300 million aggregate principal amount of unsecured convertible notes that mature on January 15, 2019 (the "2019 Convertible Notes" and together with the 2017 Convertible Notes and the 2018 Convertible Notes, the "Convertible Unsecured Notes") and $350 million aggregate principal amount of unsecured convertible notes that mature on February 1, 2022 (the "2022 Convertible Notes"). The Convertible Unsecured Notes and the 2022 Convertible Notes mature upon their respective maturity dates unless previously converted or repurchased in accordance with their terms. We do not have the right to redeem the Convertible Unsecured Notes or the 2022 Convertible Notes prior to maturity. The 2017 Convertible Notes, the 2018 Convertible Notes, the 2019 Convertible Notes and the 2022 Convertible Notes bear interest at a rate of 4.875%, 4.750%, 4.375% and 3.750%, respectively, per year, payable semi-annually. See "Management's Discussion and

Analysis—Recent Developments," as well as Note 18 for a subsequent event regarding the 2022 Convertible Notes.

        As of February 16, 2017, we had approximately $2.4 billion aggregate principal amount of senior unsecured notes outstanding comprised of $750 million aggregate principal amount of senior unsecured notes that mature on November 30, 2018 and bear interest at a rate of 4.875% (the "2018 Notes"), $600 million aggregate principal amount of senior unsecured notes that mature on January 15, 2020 and bear interest at a rate of 3.875% (the "2020 Notes"), $600 million aggregate principal amount of senior unsecured notes that mature on January 19, 2022 and bear interest at a rate of 3.625% (the "January 2022 Notes"), $182 million aggregate principal amount of senior unsecured notes that mature on October 1, 2022 and bear interest at a rate of 5.875% (the "October 2022 Notes") and $230 million aggregate principal amount of senior unsecured notes that mature on April 15, 2047 and bear interest at a rate of 6.875% (the "2047 Notes" and together with the 2018 Notes, the 2020 Notes, the January 2022 Notes and the October 2022 Notes, the "Unsecured Notes"). The October 2022 Notes and the 2047 Notes are listed on The New York Stock Exchange.

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

REGULATION

        We have elected to be regulated as a BDC under the Investment Company Act and have elected to be treated as a RIC under the Code. As with other companies regulated by the Investment Company Act, a BDC must adhere to certain substantive regulatory requirements. The Investment Company Act contains prohibitions and restrictions relating to certain transactions between BDCs and certain affiliates (including any investment advisers or sub-advisers), principal underwriters and certain affiliates of those affiliates or underwriters. Among other things, we generally cannot co-invest in any portfolio company in which a fund managed by Ares or any of its downstream affiliates other than us and our downstream affiliates) is also co-investing. On January 18, 2017, we received the Co-investment Exemptive Order from the SEC that permits us and other business development companies and registered closed-end management investment companies managed by Ares to co-invest in portfolio companies with each other and with affiliated investment funds. Co-investments made under the Co-investment Exemptive Order are subject to compliance with certain conditions and other requirements, which could limit our ability to participate in a co-investment transaction. We may also co-invest with funds managed by Ares or any of its downstream affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures.

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

        The license from the SBA allows AVF LP to obtain leverage by issuing the SBA Debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. The SBA Debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt. Leverage through the SBA Debentures is subject to required capitalization thresholds. Current SBA regulations limit the amount that any SBIC may borrow to $150 million. Debentures guaranteed by the SBA have a maturity of ten years, require semi-annual payments of interest and do not require any principal payments prior to maturity. AVF LP is subject to regulation and oversight by the SBA, including requirements with respect to reporting financial information, such as the extent of capital impairment if applicable, on a regular basis and annual examinations conducted by the SBA. The SBA, as a creditor, will have a superior claim to AVF LP's assets over the Company's stockholders in the event AVF LP is liquidated or the SBA exercises its remedies under the SBA Debentures issued by AVF LP upon an event of default.

        SBICs are designed to stimulate the flow of private investor capital to eligible small businesses as defined by the SBA. Under SBA regulations, SBICs may make loans to eligible small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. Under present SBA regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $19.5 million for the two most recent fiscal years and have average annual net income after U.S. federal income taxes not exceeding $6.5 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must invest 25% of its investment capital in "smaller enterprises," as defined by the SBA. The definition of a smaller enterprise generally includes businesses that have a tangible net worth not exceeding $6.0 million for the most recent fiscal year and have average annual net income after U.S. federal income taxes not exceeding $2.0 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility for designation as an eligible small business or smaller enterprise, which criteria depend on the primary industry in which the business is engaged and is based on such factors as the number of employees and gross revenue. However, once an SBIC has invested in an eligible small business, it may continue to make follow on investments in the company, regardless of the size of the company at the time of the follow on investment.

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

PRIVACY PRINCIPLES

        We endeavor to maintain the privacy of our recordholders and safeguard their non-public personal information. The following information is provided to help our recordholders understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

        Generally, we will not receive any non-public personal information about recordholders of our common stock, although certain of our recordholders' non-public information may become available to us. The non-public personal information that we may receive falls into the following categories:

  •
  information we receive from recordholders, whether we receive it orally, in writing or electronically. This includes recordholders' communications to us concerning their investment;

  •
  information about recordholders' transactions and history with us; and

  •
  other general information that we may obtain about recordholders, such as demographic and contact information such as address.

        We disclose non-public personal information about recordholders:

  •
  to our affiliates (such as our investment adviser and administrator) and their employees for everyday business purposes;

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

        When we share non-public recordholder personal information referred to above, the information is made available for limited business purposes and under controlled circumstances designed to protect our recordholders' privacy. We do not permit use of recordholder information for any non-business or marketing purpose, nor do we permit third parties to rent, sell, trade or otherwise release or disclose information to any other party.

        Our service providers, such as our investment adviser, administrator and transfer agent, are required to maintain physical, electronic, and procedural safeguards to protect recordholder non-public personal information, to prevent unauthorized access or use and to dispose of such information when it is no longer required.

        Personnel of affiliates may access recordholder information only for business purposes. The degree of access is based on the sensitivity of the information and on personnel need for the information to service a recordholder's account or comply with legal requirements.

        If a recordholder ceases to be a recordholder, we will adhere to the privacy policies and practices as described above. We may choose to modify our privacy policies at any time. Before we do so, we will notify recordholders and provide a description of our privacy policy.

        In the event of a corporate change in control resulting from, for example, a sale to, or merger with, another entity, or in the event of a sale of assets, we reserve the right to transfer non-public personal information of holders of our securities to the new party in control or the party acquiring assets.

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

Item 1A.    Risk Factors

RISK FACTORS

        You should carefully consider the risk factors described below, together with all of the other information included in this Annual Report, including our consolidated financial statements and the related notes thereto, before you decide whether to make an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the net asset value of our common stock and the trading price, if any, of our securities could decline, and you may lose all or part of your investment.

RISKS RELATING TO OUR BUSINESS

The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business and operations.

        From time to time, capital markets may experience periods of disruption and instability. For example, between 2008 and 2009, the global capital markets were unstable as evidenced by periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have largely recovered from the events of 2008 and 2009, there have been continuing periods of volatility, some lasting longer than others. For example, the referendum by British voters to exit the European Union ("E.U.") ("Brexit") in June 2016 has led to further disruption and instability in the global markets. There can be no assurance these market conditions will not repeat themselves or worsen in the future.

        Equity capital may be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. We generally seek approval from our stockholders so that we have the flexibility to issue up to 25% of our then outstanding shares of our common stock at a price below net asset value. Pursuant to approval granted at a special meeting of stockholders held on May 12, 2016, we currently are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on May 12, 2017.

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

Uncertainty about the financial stability of the United States, China and several countries in Europe could have a significant adverse effect on our business, financial condition and results of operations.

        Due to federal budget deficit concerns, Standard & Poor's Financial Services LLC ("S&P") downgraded the federal government's credit rating from AAA to AA+ for the first time in history on August 5, 2011. Further, Moody's Investor Services, Inc. ("Moody's") and Fitch Ratings Inc. ("Fitch") had warned that they may downgrade the federal government's credit rating. Further downgrades or warnings by S&P or other rating agencies, and the United States government's credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

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

        The Federal Reserve raised the Federal Funds Rate in December 2015 and again in December 2016, and has announced its intention to continue to raise the federal funds rate over time. These developments, along with the United States government's credit and deficit concerns, the European sovereign debt crisis and the economic slowdown in China, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms.

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

        We depend on the diligence, skill and network of business contacts of certain key personnel of the Ares Management Credit Group. We also depend, to a significant extent, on access to the investment professionals of other groups within Ares and the information and deal flow generated by Ares' investment professionals in the course of their investment and portfolio management activities. Our future success depends on the continued service of certain key personnel of the Ares Management Credit Group. The departure of any of these individuals, or of a significant number of the investment professionals or partners of Ares, could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure you that Ares Capital Management will remain our investment adviser or that we will continue to have access to Ares' investment professionals or its information and deal flow. Further, there can be no assurance that Ares Capital will replicate its own or Ares' historical success, and we caution you that our investment returns could be substantially lower than the returns achieved by other Ares-managed funds.

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

We may be unable to realize the benefits anticipated by the American Capital Acquisition, including estimated cost savings and synergies, or it may take longer than anticipated to achieve such benefits.

        On January 3, 2017, we completed the American Capital Acquisition. The realization of certain benefits anticipated as a result of the American Capital Acquisition will depend in part on the integration of American Capital's investment portfolio with our investment portfolio and the integration of American Capital's business with our business. There can be no assurance that American Capital's investment portfolio or business can be operated profitably or integrated successfully into our business in a timely fashion or at all. The dedication of management resources to such integration may detract attention from our day-to-day business and there can be no assurance that there will not be substantial costs associated with the transition process or that there will not be other material adverse effects as a result of these integration efforts. Such effects, including but not limited to, incurring unexpected costs or delays in connection with such integration and failure of American Capital's investment portfolio to perform as expected, could have a material adverse effect on our financial results.

        We also expect to achieve certain cost savings and synergies from the American Capital Acquisition when the two companies have fully integrated their portfolios. It is possible that our estimates of the potential cost savings and synergies could turn out to be incorrect. If the estimates turn out to be incorrect or we are not able to successfully combine the investment portfolios and businesses of the two companies, the anticipated cost savings and synergies may not be fully realized or realized at all or may take longer to realize than expected.

Our ability to grow depends on our ability to raise capital.

        We will need to periodically access the capital markets to raise cash to fund new investments in excess of our repayments, and we may also need to access the capital markets to refinance existing debt obligations to the extent such maturing obligations are not repaid with availability under our revolving credit facilities or cash flows from operations. We have elected to be treated as a RIC and operate in a manner so as to qualify for the U.S. federal income tax treatment applicable to RICs. Among other things, in order to maintain our RIC status, we must distribute to our stockholders on a timely basis generally an amount equal to at least 90% of our investment company taxable income, and, as a result, such distributions will not be available to fund investment originations or repay maturing debt. We must continue to borrow from financial institutions and issue additional securities to fund our growth. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets may limit our ability to refinance our existing debt obligations as they come due and/or to fully execute our business strategy and could limit our ability to grow or cause us to have to shrink the size of our business, which could decrease our earnings, if any.

        In addition, with certain limited exceptions, we are only allowed to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as "senior securities," such that our asset coverage, as calculated pursuant to the Investment Company Act, equals at least 200% immediately after such borrowing, which, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred stock. The amount of leverage that we employ will depend on our investment adviser's and our board of directors' assessments of market and other factors at the time of any proposed borrowing or issuance of senior securities. We cannot assure you that we will be able to maintain our current Facilities (as defined below), obtain other lines of credit or issue senior securities at all or on terms acceptable to us.

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.

        We may issue senior securities or borrow money from banks or other financial institutions, up to the maximum amount permitted by the Investment Company Act. Under the provisions of the Investment Company Act, we are permitted, as a BDC, to incur indebtedness or issue senior securities only in amounts such that our asset coverage, as calculated pursuant to the Investment Company Act, equals at least 200% after each such incurrence or issuance. If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from paying dividends and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing shares of our common stock. In addition, our inability to satisfy this test could cause an event of default under our existing indebtedness. If we cannot satisfy this test, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous and, depending on the nature of our leverage, repay a portion of our indebtedness. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2016, our asset coverage calculated in accordance with the Investment Company Act was 230%. Also, to generate cash for funding new investments, we may in the future seek to issue additional debt or to securitize certain of our loans. The Investment Company Act may impose restrictions on the structure of any such securitization.

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

        Pursuant to approval granted at a special meeting of stockholders held on May 12, 2016, we currently are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on May 12, 2017.

We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing with us.

        Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We currently borrow under the Facilities and have issued or assumed other senior securities, and in the future may borrow from, or issue additional senior securities to, banks, insurance companies, funds, institutional investors and other lenders and investors. Lenders and holders of such senior securities have fixed dollar claims on our consolidated assets that are superior to the claims of our common stockholders or any preferred stockholders. If the value of our consolidated assets increases, then leveraging would cause the net asset value per share of our common stock to increase more sharply than it would have had we not incurred leverage.

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

        As of December 31, 2016, we had approximately $831 million of outstanding borrowings under the Facilities, approximately $25 million in aggregate principal amount outstanding of the SBA Debentures, approximately $733 million in aggregate principal amount outstanding of the Convertible Unsecured Notes and approximately $2.4 billion in aggregate principal amount outstanding of the Unsecured Notes. In order for us to cover our annual interest payments on our outstanding indebtedness at December 31, 2016, we must achieve annual returns on our December 31, 2016 total assets of at least 1.8%. The weighted average stated interest rate charged on our principal amount of outstanding indebtedness as of December 31, 2016 was 4.2%. We intend to continue borrowing under the Facilities in the future and we may increase the size of the Facilities or issue additional debt securities or other evidences of indebtedness (although there can be no assurance that we will be successful in doing so). For more information on our indebtedness, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources" and "Recent Developments." Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our investment adviser's and our board of directors' assessments of market and other factors at the time of any proposed borrowing.

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

        The following table illustrates the effect on return to a holder of our common stock of the leverage created by our use of borrowing at the weighted average stated interest rate of 4.2% as of December 31, 2016, together with (a) our total value of net assets as of December 31, 2016; (b) approximately $4.0 billion in aggregate principal amount of indebtedness outstanding as of December 31, 2016 and (c) hypothetical annual returns on our portfolio of minus 15% to plus 15%.

Assumed Return on Portfolio (Net of Expenses)(1)	–15%	–10%	–5%	—%	5%	10%	15%
Corresponding Return to Common Stockholders(2)	–30%	–21%	–12%	–3%	6%	15%	24%

(1)
The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2016. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2016.

(2)
In order to compute the "Corresponding Return to Common Stockholders," the "Assumed Return on Portfolio" is multiplied by the total value of our assets at December 31, 2016 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 4.2% by the approximately $4.0 billion of principal debt outstanding) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of December 31, 2016 to determine the "Corresponding Return to Common Stockholders."

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

        To maintain our status as a RIC, in addition to the Annual Distribution Requirement, we must also meet certain annual source of income requirements at the end of each taxable year and asset diversification requirements at the end of each calendar quarter. Failure to meet these requirements may result in our having to (a) dispose of certain investments quickly or (b) raise additional capital to prevent the loss of RIC status. Because most of our investments are in private companies and are generally illiquid, any such dispositions may be at disadvantageous prices and may result in losses. Also, the rules applicable to our qualification as a RIC are complex with many areas of uncertainty. Accordingly, no assurance can be given that we have qualified or will continue to qualify as a RIC. If we fail to maintain our status as a RIC for any reason and become subject to regular "C" corporation income tax, the resulting corporate-level income taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and on any investment in us. Certain provisions of the Code provide some relief from RIC disqualification due to failures of the source of income and asset diversification requirements, although there may be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail the source of income or asset diversification requirements.

We may have difficulty paying our required distributions under applicable tax rules if we recognize income before or without receiving cash representing such income.

        For U.S. federal income tax purposes, we generally are required to include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise, for example, if we receive warrants in connection with the making of a loan, or PIK interest representing contractual interest added to the loan principal balance and due at the end of the loan term. Such original issue discount or PIK interest is included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash, including, for example, amounts attributable to hedging and foreign currency transactions.

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

        Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed-rate securities that have longer maturities. In the past, we have entered into certain hedging transactions, such as interest rate swap agreements, to mitigate our exposure to adverse fluctuations in interest rates, and we may do so again in the future. In addition, we may increase our floating rate investments to position the portfolio for rate increases. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. Hedging transactions may also limit our ability to participate in the benefits of lower interest rates with respect to our indebtedness.

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

        As we generally make investments in private companies, substantially all of these investments are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we could realize significantly less than the value at which we have recorded our investments or could be unable to dispose of our investments in a timely manner. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we or an affiliated manager of Ares has material non-public information regarding such portfolio company.

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

        Our investment portfolio includes our investment in the SSLP, which as of December 31, 2016, represented approximately 22% of our total portfolio at fair value. In addition, for the year ended December 31, 2016, approximately 23% of our total investment income was earned from our investment in the SSLP. The income earned from the SSLP is derived from the interest and fee income earned by the SSLP from its investments in first lien senior secured loans of middle market companies. We provide capital to the SSLP in the form of SSLP Certificates, which had a 7.1% yield at fair value as of December 31, 2016 and are junior in right of payment to the senior notes held by GE in the SSLP. For more information on the SSLP, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity—Senior Secured Loan Program." Our return on and repayment of our investment in the SSLP Certificates depends on the performance of the loans in the SSLP's portfolio in the aggregate. Accordingly, any material degradation in the performance of the loans in the SSLP's portfolio in the aggregate would have a negative effect on the yield on our SSLP Certificates and could ultimately result in the loss of some or all of our investment in the SSLP Certificates.

        As discussed in this Annual Report, GE sold its U.S. Sponsor Finance business, through which GE had participated with us in the SSLP, to CPPIB. Prior to closing the sale to CPPIB, GE had announced its intention to provide us and CPPIB the opportunity to work together on the SSLP on a go-forward basis. GECC has also stated that if a mutual agreement between us and CPPIB to partner on the SSLP is not reached, it intends to retain its interest in the SSLP and the SSLP would be wound down in an orderly manner. We notified the SSLP on June 9, 2015 of our election to terminate, effective 90 days thereafter, our obligation to present senior secured lending investment opportunities to the SSLP prior to pursuing such opportunities for ourself. We do not anticipate that we will make any investments in the SSLP related to new portfolio companies. On August 24, 2015, we were advised that GECC, as the holder of the senior notes of the SSLP (the "Senior Notes"), directed State Street Bank and Trust Company, as trustee of the Senior Notes and the SSLP Certificates, pursuant to the terms of the indenture governing the Senior Notes and the SSLP Certificates, to apply all principal proceeds received by the SSLP from its investments to the repayment of the outstanding principal amount of the Senior Notes until paid in full (prior to the distribution of any such principal proceeds to the holders of the SSLP Certificates, which includes us). GECC had previously elected to waive its right to receive priority repayments on the Senior Notes from principal proceeds in most circumstances. As a result of these events, we expect that the aggregate SSLP portfolio will continue to decline over time as loans in the program are repaid or exited, and as a result the yield on our investment in the SSLP will decline over time and the portion of our earnings attributable to our investment in the SSLP will decline over time as well.

There are significant potential conflicts of interest that could impact our investment returns.

        Certain of our executive officers and directors, and members of the investment committee of our investment adviser, serve or may serve as officers, directors or principals of other entities and affiliates of our investment adviser and investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders' best interests or may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. Certain members of our investment adviser's investment committee may have significant responsibilities for other Ares funds. Similarly, although the professional staff of our investment adviser will devote as much time to the management of the Company as appropriate to enable our investment adviser to perform its duties in accordance with the investment advisory and management agreement, the investment professionals of our investment adviser may have conflicts in allocating their time and services among the Company, on the one hand, and investment vehicles managed by Ares or one or more of its affiliates, on the other hand. These activities could be viewed as creating a conflict of interest insofar as the time and effort of the professional staff of our investment adviser and its officers and employees will not be devoted exclusively to the business of the Company but will instead be allocated between the business of the Company and the management of these other investment vehicles. However, Ares believes that the efforts of such individuals are synergistic with and beneficial to the affairs of Ares Capital and these other investment vehicles managed by Ares or its affiliates.

        In addition, certain Ares funds may have investment objectives that compete or overlap with, and may from time to time invest in asset classes similar to those targeted by, Ares Capital. Consequently, we, on the one hand, and these other entities, on the other hand, may from time to time pursue the same or similar capital and investment opportunities. Ares and our investment adviser endeavor to allocate investment opportunities in a fair and equitable manner, and in any event consistent with any fiduciary duties owed to Ares Capital. Nevertheless, it is possible that we may not be given the opportunity to participate in certain investments made by investment funds managed by investment managers affiliated with Ares. In addition, there may be conflicts in the allocation of investments among us and the funds managed by investment managers affiliated with Ares or one or more of our controlled affiliates or among the funds they manage, including investments made pursuant to the Co-investment Exemptive Order. Further, such other Ares-managed funds may hold positions in portfolio companies in which Ares Capital has also invested. Such investments may raise potential conflicts of interest between Ares Capital and such other Ares-managed funds, particularly if Ares Capital and such other Ares-managed funds invest in different classes or types of securities or investments of the same underlying portfolio company. In that regard, actions may be taken by such other Ares-managed funds that are adverse to Ares Capital's interests, including, but not limited to, during a restructuring, bankruptcy or other insolvency proceeding or similar matter occurring at the underlying portfolio company.

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

        As a result of the arrangements described above, there may be times when the management team of Ares Management (including those members of management focused primarily on managing Ares Capital) has interests that differ from those of yours, giving rise to a conflict.

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

Changes in laws or regulations governing our operations or the operations of our portfolio companies or our SBIC subsidiary, changes in the interpretation thereof or newly enacted laws or regulations, such as the Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), and any failure by us or our portfolio companies to comply with these laws or regulations, could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

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

        Reform proposals have been recently put forth by members of Congress and President Trump which, if ultimately proposed as legislation and enacted as law, would substantially change the U.S. federal taxation of (among other things) individuals and businesses. In 2016, the Speaker of the House of Representatives and the Chairman of the House Ways and Means Committee published "A Better Way." Separately, the then-candidate, now-President published a one-page document on tax reform. Each of these proposals set forth a variety of principles to guide potential tax reform legislation. As of the date of this Annual Report, no legislation in respect of either of these proposals has been introduced in the Congress. However, the principles set forth in both "A Better Way" and the President's one-page proposal, if ultimately reduced to legislation enacted by the Congress and signed into law by the President in a form that is consistent with those principles, could dramatically change the U.S. federal taxation of the Company, our portfolio companies, and a holder of our securities. Under both "A Better Way" and President Trump's proposal, individual and corporate tax rates would be meaningfully reduced. Under "A Better Way," the U.S. federal tax system would be converted into a "destination-based cash-flow" tax system under which net interest expense would not be deductible, investment in tangible property (other than land) and intangible assets would be immediately deductible, export revenue would not be taxable, and the cost of imports would not be deductible. While it is impossible to predict whether and to what extent any tax reform legislation (or other legislative, regulatory or administrative change to the U.S. federal tax laws) will be proposed or enacted, any such change in the U.S. federal tax laws could materially impact us, our portfolio companies and the value of any investment in our securities. Prospective investors should consult their tax advisors regarding possible legislative and regulatory changes and the potential effect of such changes on an investment in us or our securities.

        On February 3, 2017, President Trump signed an Executive Order announcing the new Administration's policy to regulate the U.S. financial system in a manner consistent with certain "Core Principles," including regulation that is efficient, effective and appropriately tailored. The Executive Order directs the Secretary of the Treasury, in consultation with the heads of the member agencies of the Financial Stability Oversight Council, to report to the President on the extent to which existing laws, regulations and other government policies promote the Core Principles and to identify government policies that inhibit financial regulation consistent with them. At this time it is unclear what impact the Executive Order and the Administration's policy will have on regulations that affect our and our competitors' and our portfolio companies' businesses.

Our investment adviser's liability is limited under the investment advisory and management agreement, and we are required to indemnify our investment adviser against certain liabilities, which may lead our investment adviser to act in a riskier manner on our behalf than it would when acting for its own account.

        Our investment adviser has not assumed any responsibility to us other than to render the services described in the investment advisory and management agreement, and it will not be responsible for any action of our board of directors in declining to follow our investment adviser's advice or recommendations. Pursuant to the investment advisory and management agreement, our investment adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other persons or entities affiliated with it will not be liable to us for their acts under the investment advisory and management agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect our investment adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other persons or entities affiliated with it with respect to all damages, liabilities, costs and expenses arising out of or otherwise based upon the performance of any of our investment adviser's duties or obligations under the investment advisory and management agreement or otherwise as an investment adviser for the Company, and not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties under the investment advisory and management agreement. These protections may lead our investment adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See "Risk Factors—Risks Relating to Our Investments—Our investment adviser's fee structure may induce it to make certain investments, including speculative investments.."

We may be obligated to pay our investment adviser incentive compensation even if we incur a loss.

        Our investment adviser is entitled to income based fees for each fiscal quarter in an amount equal to a percentage of the excess of our pre-incentive fee net investment income for that quarter (before deducting any income based fee and capital gains incentive fees and certain other items) above a threshold return for that quarter. Our pre-incentive fee net investment income for income based fee purposes excludes realized and unrealized capital losses or depreciation and income taxes related to realized gains that we may incur in the fiscal quarter, even if such capital losses or depreciation and income taxes related to realized gains result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay our investment adviser income based fees for a fiscal quarter even if there is a decline in the value of our portfolio, the net asset value of our common stock or we incur a net loss for that quarter.

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

        Our wholly owned subsidiary, AVF LP, is a licensed SBIC and is regulated by the SBA. As of December 31, 2016, AVF LP held approximately $77 million in assets and accounted for approximately 0.8% of our total assets. AVF LP obtains leverage by issuing the SBA Debentures. As of December 31, 2016, AVF LP had approximately $25 million in aggregate principal amount of the SBA Debentures outstanding.

        If AVF LP fails to comply with applicable regulations, the SBA could, depending on the severity of the violation, limit or prohibit AVF LP's use of SBA Debentures, declare outstanding SBA Debentures immediately due and payable, and/or limit AVF LP from making new investments. In addition, the SBA could revoke or suspend AVF LP's license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the SBA or any rule or regulation promulgated thereunder. AVF LP's status as an SBIC does not automatically assure that it will receive SBA Debenture funding. Receipt of SBA leverage funding is dependent upon whether AVF LP is and continues to be in compliance with SBA regulations and policies and whether funding is available. The amount of SBA leverage funding available to SBICs is dependent upon annual Congressional authorizations and in the future may be subject to annual Congressional appropriations. There can be no assurance that there will be sufficient debenture funding available at the times desired by AVF LP. For more information on SBA Debentures or the SBA regulations to which AVF LP is subject, see "Regulation—SBA Regulation."

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

        As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our board of directors. We may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company's securities to similar publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments would trade in their principal markets and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can also adversely affect our investment valuations. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. The effect of all of these factors on our portfolio can reduce our net asset value (and, as a result our asset coverage calculation) by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer unrealized losses, which could have a material adverse effect on our business, financial condition or results of operations.

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

        We may purchase common and other equity securities. Although common stock has historically generated higher average total returns than fixed income securities over the long-term, common stock also has experienced significantly more volatility in those returns. The equity securities we acquire may fail to appreciate and may decline in value or become worthless and our ability to recover our investment will depend on the underlying portfolio company's success. Investments in equity securities involve a number of significant risks, including:

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

        Also, as a result of the American Capital Acquisition, American Capital's equity investments, including equity investments pursuant to which American Capital controlled a particular portfolio company, became part of our portfolio. We intend to actively seek opportunities over time to dispose of certain of these investments and rotate them into yielding assets consistent with our investment policy. However, there can be no assurance that this strategy will be successful.

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

        The success of our hedging transactions will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. See also "Risk Factors—Risks Relating to Our Business—We are exposed to risks associated with changes in interest rates."

The American Capital Acquisition may have triggered certain anti-assignment, "change of control" or similar provisions and other restrictions in contracts of American Capital, Ares Capital or their affiliates and the failure to obtain any required consents or waivers could adversely impact us.

        Certain agreements of American Capital and Ares Capital or their affiliates, including with respect to certain managed funds of ACAM and its affiliates, may have required the consent or waiver of one or more counterparties in connection with the American Capital Acquisition. The failure to obtain any such consent may permit such counterparties to terminate, or otherwise increase their rights or our or American Capital's obligations under, any such agreement because the American Capital Acquisition may have violated an anti-assignment, change of control or similar provision. If this happens, we may have to seek to replace that agreement with a new agreement or seek a waiver or amendment to such agreement. We cannot assure you that we will be able to replace, amend or obtain a waiver under any such agreement on comparable terms or at all and the failure to do so could adversely affect our financial condition, results of operations, assets or business.

RISKS RELATING TO OUR COMMON STOCK

Our shares of common stock have traded at a discount from net asset value and may do so again, which could limit our ability to raise additional equity capital.

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

When our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors. Pursuant to approval granted at a special meeting of stockholders held on May 12, 2016, we currently are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on May 12, 2017.

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

        The Maryland General Corporation Law, our charter and our bylaws contain provisions that may discourage, delay or make more difficult a change in control of Ares Capital or the removal of our directors. We are subject to the Maryland Business Combination Act (the "Business Combination Act"), subject to any applicable requirements of the Investment Company Act. Our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our board or disinterested directors do not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and may increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act (the "Control Share Acquisition Act") acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, subject to any applicable requirements of the Investment Company Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and may increase the difficulty of consummating such an offer, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such an offer.

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

        At a special meeting of stockholders held on May 12, 2016, subject to certain determinations required to be made by our board of directors, our stockholders approved our ability to sell or otherwise issue shares of our common stock, in an amount not exceeding 25% of our then outstanding common stock, at a price below the then current net asset value per share during a period that began on May 12, 2016 and expires on May 12, 2017.

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

        The 2017 Convertible Notes are currently convertible into shares of our common stock. The 2018 Convertible Notes are convertible into shares of our common stock beginning on July 15, 2017 or, under certain circumstances, earlier. The 2019 Convertible Notes are convertible into shares of our common stock beginning on July 15, 2018 or, under certain circumstances, earlier. The 2022 Convertible Notes are convertible into shares of our common stock beginning on August 1, 2021 or, under certain circumstances, earlier. To the extent the 2017 Convertible Notes are converted, we have elected to settle with a combination of cash and shares of our common stock. Upon conversion of the other Convertible Unsecured Notes, we have the choice to pay or deliver, as the case may be, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. As of December 31, 2016, the conversion price of the 2017 Convertible Notes was effectively $18.86 per share, the conversion price of the 2018 Convertible Notes was effectively $19.64 per share and the conversion price of the 2019 Convertible Notes was effectively $19.99 per share in each case taking into account certain de minimis adjustments that will be made on the conversion date and subject to further adjustment in certain circumstances. The initial conversion price of the 2022 Convertible Notes is approximately $19.39 per share. If we elect to deliver shares of common stock upon a conversion at the time our tangible book value per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of common stock upon our issuance of common stock in connection with the conversion of the Convertible Unsecured Notes and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance.

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

Item 3.    Legal Proceedings

        We are party to certain lawsuits in the normal course of business. In addition, Allied Capital and American Capital were involved in various legal proceedings that we assumed in connection with the Allied Acquisition and the American Capital Acquisition, respectively. Furthermore, third parties may try to seek to impose liability on us in connection with our activities or the activities of our portfolio companies. While the outcome of any such legal proceedings cannot at this time be predicted with certainty, we do not expect that these legal proceedings will materially affect our business, financial condition or results of operations.

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

        On or about February 10, 2017, shareholders of American Capital filed a second consolidated amended putative shareholder class action complaint allegedly on behalf of holders of the common stock of American Capital against the former members of American Capital's board of directors and certain former American Capital officers, as well as Elliott Management Corporation,

Elliott Associates, L.P., Elliott International, L.P. and Elliott International Capital Advisors Inc. (collectively "Elliott") in the Circuit Court for Montgomery County, Maryland challenging the American Capital Acquisition. This action is a consolidation of putative shareholder complaints filed against the directors of American Capital on June 24, 2016, July 12, 2016, July 21, 2016 and July 27, 2016, which were consolidated and in which an amended consolidated putative shareholder class action complaint was filed on August 18, 2016. The action alleges that the directors, officers and Elliott failed to adequately discharge their fiduciary duties to the public shareholders of American Capital by hastily commencing a sales process due to the board's manipulation by Elliott. In the alternative, the complaint alleges Elliott aided and abetted breaches of fiduciary duty by the American Capital directors and officers. The complaint also alleges that the directors and officers failed to obtain for the shareholders the highest value available in the marketplace for their shares in the American Capital Acquisition. The complaint further alleges that the merger was the product of a flawed sales process due to Elliott's continued manipulation, the use of deal protection devices in the American Capital Acquisition that precluded other bidders from making a higher offer to American Capital and the directors' conflicts of interest due to special benefits, including the full vesting of American Capital stock options and incentive awards or golden parachutes the directors received upon consummation of the proposed merger. Additionally, the complaint alleges that the Registration Statement, which was filed with the SEC on July 20, 2016 and includes a joint proxy statement to American Capital's shareholders, is materially false and misleading because it omits material information concerning the financial and procedural fairness of the American Capital Acquisition. The complaint seeks to recover compensatory damages for all losses resulting from the alleged breaches of fiduciary duty and waste. We assumed this legal proceeding in connection with the American Capital Acquisition and believe that these claims are without merit. The defendants' response to the second consolidated amended complaint must be filed by March 3, 2017.

Item 4.    Mine Safety Disclosures

        Not applicable.

 PART II

Item 5.    Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

PRICE RANGE OF COMMON STOCK

        Our common stock is traded on The NASDAQ Global Select Market under the symbol "ARCC." Our common stock has historically traded at prices both above and below our net asset value per share. It is not possible to predict whether our common stock will trade at, above or below net asset value. See "Risk Factors—Risks Relating to Our Common Stock—Our shares of common stock have traded at a discount from net asset value and may do so again, which could limit our ability to raise additional equity capital."

        The following table sets forth the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock as reported on The NASDAQ Global Select Market and the dividends or distributions paid by us in each fiscal quarter for the years ended December 31, 2016 and 2015. On February 16, 2017, the last reported closing sales price of our common stock on The NASDAQ Global Select Market was $17.69 per share, which represented a premium of approximately 7.5% to the net asset value per share reported by us as of December 31, 2016.

		Price Range
	Net Asset Value(1)			Cash Dividend Per Share(2)
		High	Low
Fiscal 2015
First Quarter	$16.71	$17.60	$15.55	$0.43	(3)
Second Quarter	$16.80	$17.30	$16.01	$0.38
Third Quarter	$16.79	$16.58	$14.06	$0.38
Fourth Quarter	$16.46	$15.87	$13.97	$0.38
Fiscal 2016
First Quarter	$16.50	$14.84	$12.54	$0.38
Second Quarter	$16.62	$15.38	$13.87	$0.38
Third Quarter	$16.59	$16.40	$13.96	$0.38
Fourth Quarter	$16.45	$16.86	$15.16	$0.38

(1)
Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of the relevant quarter.

(2)
Represents the dividend or distribution paid in the relevant quarter.

(3)
Consists of a quarterly dividend of $0.38 per share and an additional dividend of $0.05 per share.

HOLDERS

        As of February 16, 2017, there were 1,596 holders of record of our common stock (including Cede & Co.).

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

        The following table summarizes our dividends or distributions declared for the fiscal years ended December 31, 2016 and 2015:

Date Declared	Record Date	Payment Date	Amount
November 2, 2016	December 15, 2016	December 30, 2016	$0.38
August 3, 2016	September 15, 2016	September 30, 2016	0.38
May 4, 2016	June 15, 2016	June 30, 2016	0.38
February 26, 2016	March 15, 2016	March 31, 2016	0.38

Total declared for 2016			$1.52

November 4, 2015	December 15, 2015	December 31, 2015	$0.38
August 4, 2015	September 15, 2015	September 30, 2015	0.38
May 4, 2015	June 15, 2015	June 30, 2015	0.38
February 26, 2015	March 13, 2015	March 31, 2015	0.38
February 26, 2015	March 13, 2015	March 31, 2015	0.05	(1)

Total declared for 2015			$1.57

(1)
Represents an additional dividend.

        Of the $1.52 per share in dividends declared and payable for the year ended December 31, 2016, $1.26 per share was comprised of ordinary income and $0.26 was comprised of long-term capital gains. Of the $1.57 per share in dividends declared and payable for the year ended December 31, 2015, $1.56 per share was comprised of ordinary income and $0.01 was comprised of long-term capital gains.

        To maintain our RIC status under the Code, we must timely distribute an amount equal to at least 90% of our investment company taxable income (as defined by the Code, which generally includes net ordinary income and net short term capital gains) to our stockholders. In addition, we generally will be required to pay an excise tax equal to 4% on certain undistributed taxable income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our ordinary income recognized during a calendar year and (ii) 98.2% of our capital gain net income, as defined by the Code, recognized for the one year period ending October 31st in that calendar year and (iii) any income recognized, but not distributed, in preceding years. The taxable income on which we pay excise tax is generally distributed to our stockholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income for distribution in the following year, and pay any applicable excise tax. For the years ended December 31, 2016, 2015 and 2014, we recorded a net excise tax expense of $12 million, $9 million and $6 million, respectively. We cannot assure you that we will achieve results that will permit the payment of any cash distributions. We maintain an "opt out" dividend reinvestment plan for our common stockholders. As a result, if we declare a cash dividend, stockholders' cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically opt out of the dividend reinvestment plan so as to receive cash dividends. See "Dividend Reinvestment Plan."

RECENT SALES OF UNREGISTERED EQUITY SECURITIES

        We did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act of 1933.

 ISSUER PURCHASES OF EQUITY SECURITIES

Dividend Reinvestment Plan

        During the year ended December 31, 2016, as a part of our dividend reinvestment plan for our common stockholders, we purchased 1,541,559 shares of our common stock for an average price per share of $14.68 in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines such purchases of our common stock during the year ended December 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 through January 31, 2016	453,216	$14.28	—	$—
February 1, 2016 through February 28, 2016	—	—	—	—
March 1, 2016 through March 31, 2016	—	—	—	—
April 1, 2016 through April 30, 2016	350,846	14.98	—	—
May 1, 2016 through May 31, 2016	—	—	—	—
June 1, 2016 through June 30, 2016	—	—	—	—
July 1, 2016 through July 31, 2016	414,482	14.19	—	—
August 1, 2016 through August 31, 2016	—	—	—	—
September 1, 2016 through September 30, 2016	—	—	—	—
October 1, 2016 through October 31, 2016	323,015	15.56	—	—
November 1, 2016 through November 30, 2016	—	—	—	—
December 1, 2016 through December 31, 2016	—	—	—	—

Total	1,541,559	$14.68	—	$—

Stock Repurchase Program

        In February 2017, our board of directors authorized an amendment to our stock repurchase program to (a) increase the total authorization under the program from $100 million to $300 million and (b) extend the expiration date of the program from February 28, 2017 to February 28, 2018. Under the program, we may repurchase up to $300 million in the aggregate of our outstanding common stock in the open market at certain thresholds below its net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The program will be in effect through February 28, 2018, unless extended or until the approved dollar amount has been used to repurchase shares. The program does not require us to repurchase any specific number of shares and it cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time.

        Repurchases of our common stock under our stock repurchase program since its inception were as follows:

(dollars in millions, except per share data) Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
September 1, 2015 through September 30, 2015	—	$—	—	$—
October 1, 2015 through October 31, 2015	—	—	—	—
November 1, 2015 through November 30, 2015	—	—	—	—
December 1, 2015 through December 31, 2015	121,621	13.86	121,621	98
January 1, 2016 through January 31, 2016	—	—	—	—
February 1, 2016 through February 28, 2016	—	—	—	—
March 1, 2016 through March 31, 2016	393,056	13.94	393,056	93
April 1, 2016 through April 30, 2016	—	—	—	—
May 1, 2016 through May 31, 2016	—	—	—	—
June 1, 2016 through June 30, 2016	—	—	—	—
July 1, 2016 through July 31, 2016	—	—	—	—
August 1, 2016 through August 31, 2016	—	—	—	—
September 1, 2016 through September 30, 2016	—	—	—	—
October 1, 2016 through October 31, 2016	—	—	—	—
November 1, 2016 through November 30, 2016	—	—	—	—
December 1, 2016 through December 31, 2016	—	—	—	—

Total	514,677	$13.92	514,677	$93

(1)
Amount includes commissions paid.

 COMPARISON OF CUMULATIVE TOTAL RETURN AMONG ARES CAPITAL
CORPORATION, S&P 500 INDEX AND SNL US INVESTMENT COMPANY INDEX

Total Return Performance

SOURCE:	SNL Financial LC
NOTES:	Assumes $100 invested December 31, 2011 in Ares Capital, the S&P 500 Index and the SNL US Investment Company Index. Assumes all dividends are reinvested on the respective dividend payment dates without commissions.

	Dec11	Dec12	Dec13	Dec14	Dec15	Dec16
Ares Capital	100.00	124.53	136.64	133.05	134.25	171.47
S&P 500 Index	100.00	116.00	153.57	174.60	177.01	198.18
SNL US Investment Company Index	100.00	123.75	129.13	138.10	126.17	156.07

        The stock performance graph and other information above shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission ("SEC") or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act, as amended.

Item 6.    Selected Financial Data

        The following selected financial and other data for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 are derived from our consolidated financial statements which have been audited by KPMG LLP, an independent registered public accounting firm whose report thereon is included elsewhere in this Annual Report. The data should be read in conjunction with our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Annual Report.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(dollar amounts in millions, except per share data and as otherwise indicated)

	As of and For the Years Ended December 31,
	2016	2015	2014	2013	2012
Total Investment Income	$1,012	$1,025	$989	$882	$748
Total Expenses	497	499	533	437	388

Net Investment Income Before Income Taxes	515	526	456	445	360
Income Tax Expense, Including Excise Tax	21	18	18	14	11

Net Investment Income	494	508	438	431	349
Net Realized and Unrealized Gains (Losses) on Investments, Foreign Currencies and Other Transactions, Extinguishment of Debt	(20)	(129)	153	58	159

Net Increase in Stockholders' Equity Resulting from Operations	$474	$379	$591	$489	$508

Per Share Data:
Net Increase in Stockholders' Equity Resulting from Operations:
Basic	$1.51	$1.20	$1.94	$1.83	$2.21
Diluted	$1.51	$1.20	$1.94	$1.83	$2.21
Cash Dividends Declared and Payable(1)	$1.52	$1.57	$1.57	$1.57	$1.60
Net Asset Value	$16.45	$16.46	$16.82	$16.46	$16.04
Total Assets(2)	$9,245	$9,507	$9,454	$8,094	$6,361
Total Debt (Carrying Value)(2)	$3,874	$4,114	$3,881	$2,938	$2,155
Total Debt (Principal Amount)	$3,951	$4,197	$3,999	$3,079	$2,294
Total Stockholders' Equity	$5,165	$5,173	$5,284	$4,904	$3,988
Other Data:
Number of Portfolio Companies at Period End(3)	218	218	205	193	152
Principal Amount of Investments Purchased	$3,490	$3,905	$4,534	$3,493	$3,162
Principal Amount of Investments Sold and Repayments	$3,655	$3,651	$3,213	$1,801	$2,483
Total Return Based on Market Value(4)	26.4%	1.3%	(3.3)%	10.5%	23.6%
Total Return Based on Net Asset Value(5)	9.2%	7.2%	11.8%	11.4%	14.3%
Weighted Average Yield of Debt and Other Income Producing Securities at Fair Value(6)	9.4%	10.3%	10.1%	10.4%	11.3%
Weighted Average Yield of Debt and Other Income Producing Securities at Amortized Cost(6)	9.3%	10.1%	10.1%	10.4%	11.4%

(1)
Includes an additional dividend of $0.05 per share paid in the year ended December 31, 2015, an additional dividend of $0.05 per share paid in the year ended December 31, 2014 and an additional dividend of $0.05 per share paid in the year ended December 31, 2013.

(2)
Certain prior year amounts have been reclassified to conform to the 2016 presentation. In particular, unamortized debt issuance costs were previously included in other assets and were reclassified to long-term debt as a result of the adoption of Accounting Standards Update 2015-03, Interest-Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs during the first quarter of 2016.

(3)
Includes commitments to portfolio companies for which funding had yet to occur.

(4)
For the year ended December 31, 2016, the total return based on market value equaled the increase of the ending market value at December 31, 2016 of $16.49 per share from the ending market value at

  December 31, 2015 of $14.25 per share plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2016, divided by the market value at December 31, 2015. For the year ended December 31, 2015, the total return based on market value equaled the decrease of the ending market value at December 31, 2015 of $14.25 per share from the ending market value at December 31, 2014 of $15.61 per share plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2015, divided by the market value at December 31, 2014. For the year ended December 31, 2014, the total return based on market value equaled the decrease of the ending market value at December 31, 2014 of $15.61 per share from the ending market value at December 31, 2013 of $17.77 per share plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2014, divided by the market value at December 31, 2013. For the year ended December 31, 2013 , the total return based on market value equaled the increase of the ending market value at December 31, 2013 of $17.77 per share from the ending market value at December 31, 2012 of $17.50 per share plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2013, divided by the market value at December 31, 2012. For the year ended December 31, 2012, the total return based on market value equaled the increase of the ending market value at December 31, 2012 of $17.50 per share from the ending market value at December 31, 2011 of $15.45 per share plus the declared and payable dividends of $1.60 per share for the year ended December 31, 2012, divided by the market value at December 31, 2011. The Company's shares fluctuate in value. The Company's performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5)
For the year ended December 31, 2016, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2016, divided by the beginning net asset value for the period. For the year ended December 31, 2015, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2015, divided by the beginning net asset value for the period. For the year ended December 31, 2014, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2014, divided by the beginning net asset value for the period. For the year ended December 31, 2013, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2013, divided by the beginning net asset value for the period. For the year ended December 31, 2012, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.60 per share for the year ended December 31, 2012 divided by the beginning net asset value for the period. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan and the issuance of common stock in connection with any equity offerings and the equity components of any convertible notes issued during the period. The Company's performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(6)
"Weighted average yield of debt and other income producing securities" is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on accruing debt and other income producing securities, divided by (b) the total accruing debt and other income producing securities at amortized cost or at fair value, as applicable.

Item 7.    Management's Discussion And Analysis Of Financial Condition And Results Of Operations

        The information contained in this section should be read in conjunction with the Selected Financial Data and our financial statements and notes thereto appearing elsewhere in this Annual Report. In addition, some of the statements in this Annual Report (including in the following discussion) constitute forward- looking statements, which relate to future events, or the future performance or financial condition of Ares Capital Corporation (the "Company," "ARCC," "Ares Capital," "we," "us," or "our"). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

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

  •
  our ability to successfully integrate our business with the business of American Capital, including rotating out of certain investments acquired in connection therewith;

  •
  our ability to recover unrealized losses;

  •
  market conditions and our ability to access alternative debt markets and additional debt and equity capital;

  •
  our contractual arrangements and relationships with third parties, including parties to our co-investment programs;

  •
  the general economy and its impact on the industries in which we invest;

  •
  uncertainty surrounding the financial stability of the U.S., Europe and China;

  •
  the social, geopolitical, financial, trade and legal implications of Brexit;

  •
  Middle East turmoil and the potential for volatility in energy prices and its impact on the industries in which we invest;

  •
  the financial condition of and ability of our current and prospective portfolio companies to achieve their objectives;

  •
  our expected financings and investments;

  •
  our ability to successfully complete and integrate any other acquisitions;

  •
  the outcome and impact of any litigation or other regulatory matters acquired in connection with the American Capital Acquisition;

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

        To a lesser extent, we also make preferred and/or common equity investments, which have generally been non-control equity investments, of less than $20 million (usually in conjunction with a concurrent debt investment). However, we may increase the size or change the nature of these investments. Also, as a result of the American Capital Acquisition, American Capital's equity investments, including equity investments pursuant to which American Capital controlled a particular portfolio company, became part of our portfolio.

        Since our initial public offering ("IPO") on October 8, 2004 through December 31, 2016, our exited investments resulted in an aggregate cash flow realized internal rate of return to us of approximately 13% (based on original cash invested, net of syndications, of approximately $14.3 billion and total proceeds from such exited investments of approximately $17.5 billion). Internal rate of return is the discount rate that makes the net present value of all cash flows related to a particular investment equal to zero. Internal rate of return is gross of expenses related to investments as these expenses are not allocable to specific investments. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of a debt investment or sale of an investment or through the determination that no further consideration was collectible and, thus, a loss may have been realized. Approximately 70% of these exited investments resulted in an aggregate cash flow realized internal rate of return to us of 10% or greater.

        Additionally, since our IPO on October 8, 2004 through December 31, 2016, our realized gains have exceeded our realized losses by approximately $589 million (excluding a one-time gain on the acquisition of Allied Capital Corporation ("Allied Capital") and realized gains/losses from the extinguishment of debt and other assets). For this same time period, our average annualized net realized gain rate was approximately 1.1% (excluding a one-time gain on the acquisition of Allied Capital and realized gains/losses from the extinguishment of debt and other assets). Net realized gain/loss rates for a particular period are the amount of net realized gains/losses during such period divided by the average quarterly investments at amortized cost in such period.

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

American Capital Acquisition

        On May 23, 2016, we entered into a definitive agreement (the "Merger Agreement") to acquire American Capital, Ltd. ("American Capital"), a Delaware corporation, in a cash and stock transaction (the "American Capital Acquisition"). The board of directors of both companies each unanimously approved the American Capital Acquisition and on December 15, 2016, American Capital's stockholders approved the merger and our stockholders approved the issuance of shares of our common stock to American Capital's stockholders. See "Recent Developments," as well as Note 18 for a subsequent event relating to the closing of the American Capital Acquisition on January 3, 2017.

PORTFOLIO AND INVESTMENT ACTIVITY

        Our investment activity for the years ended December 31, 2016, 2015 and 2014 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the Years Ended December 31,
(dollar amounts in millions)	2016	2015	2014
New investment commitments(1):
New portfolio companies	$2,107	$2,483	$2,284
Existing portfolio companies	1,596	1,334	2,295

Total new investment commitments(2)(3)	3,703	3,817	4,579
Less:
Investment commitments exited(4)	3,844	3,816	3,540

Net investment commitments	$(141)	$1	$1,039
Principal amount of investments funded:
First lien senior secured loans	$1,965	$2,071	$2,642
Second lien senior secured loans	987	1,232	1,047
Subordinated certificates of the SDLP(5)	272	—	—
Subordinated certificates of the SSLP(6)	3	229	463
Senior subordinated debt	173	257	299
Preferred equity securities	37	89	14
Other equity securities	53	27	69

Total	$3,490	$3,905	$4,534
Principal amount of investments sold or repaid:
First lien senior secured loans	$2,522	$2,948	$2,326
Second lien senior secured loans	903	195	444
Subordinated certificates of the SDLP	2	—	—
Subordinated certificates of the SSLP	—	330	174
Senior subordinated debt	189	132	144
Preferred equity securities	4	11	31
Other equity securities	35	33	89
Commercial real estate	—	2	5

Total	$3,655	$3,651	$3,213
Number of new investment commitments(7)	82	86	115
Average new investment commitment amount	$45	$44	$40
Weighted average term for new investment commitments (in months)(8)	80	65	73
Percentage of new investment commitments at floating rates	91%	89%	90%
Percentage of new investment commitments at fixed rates	6%	8%	8%
Weighted average yield of debt and other income producing securities(9):
Funded during the period at amortized cost	9.3%	9.0%	9.0%
Funded during the period at fair value(10)	9.2%	9.0%	9.0%
Exited or repaid during the period at amortized cost	8.5%	7.9%	8.3%
Exited or repaid during the period at fair value(10)	8.4%	7.9%	8.3%

(1)
New investment commitments include new agreements to fund revolving credit facilities or delayed draw loans. See "Off Balance Sheet Arrangements," as well as Note 7 to our consolidated financial statements for the year ended December 31, 2016, for more information on our commitments to fund revolving credit facilities or delayed draw loans.

(2)
Includes investment commitments to an unconsolidated Delaware limited liability company, the Senior Direct Lending Program LLC (d/b/a the "Senior Direct Lending Program" or the "SDLP") to make co-investments with Varagon Capital Partners ("Varagon") and its clients in first lien senior secured loans of middle market companies of $309 million for the year ended December 31, 2016. Also, includes investment commitments to an unconsolidated Delaware limited liability company, the Senior Secured Loan Fund LLC (d/b/a the "Senior Secured Loan Program" or the "SSLP") to make co-investments with GE Global Sponsor Finance LLC and General Electric Capital Corporation ("GECC") (together, "GE") in first lien senior secured loans of middle market companies of $219 million and $494 million for the years ended December 31, 2015 and 2014, respectively.

(3)
Includes both funded and unfunded commitments. Of these new investment commitments, we funded $3,294 million, $3,571 million and $4,112 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(4)
Includes both funded and unfunded commitments. For the years ended December 31, 2016, 2015 and 2014, investment commitments exited included exits of unfunded commitments of $341 million, $263 million and $449 million, respectively.

(5)
See "Senior Direct Lending Program" below and Note 4 to our consolidated financial statements for the year ended December 31, 2016 for more information on the SDLP.

(6)
See "Senior Secured Loan Program" below and Note 4 to our consolidated financial statements for the year ended December 31, 2016 for more information on the SSLP.

(7)
Number of new investment commitments represents each commitment to a particular portfolio company or a commitment to multiple companies as part of an individual transaction (e.g., the purchase of a portfolio of investments).

(8)
For the year ended December 31, 2016, includes the subordinated certificates of the SDLP, which mature in December 2036. For the years ended December 31, 2015 and 2014, includes the subordinated certificates of the SSLP, which mature in December 2024.

(9)
"Weighted average yield of debt and other income producing securities" is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on accruing debt and other income producing securities, divided by (b) the total accruing debt and other income producing securities at amortized cost or at fair value, as applicable.

(10)
Represents fair value for investments in the portfolio as of the most recent prior quarter end, if applicable.

        As of December 31, 2016 and 2015, our investments consisted of the following:

	As of December 31,
	2016		2015
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured loans	$2,102	$2,036	$2,735	$2,639
Second lien senior secured loans	3,069	2,987	2,945	2,861
Subordinated certificates of the SDLP(1)	270	270	—	—
Subordinated certificates of the SSLP(2)	1,938	1,914	1,935	1,885
Senior subordinated debt	692	714	663	654
Preferred equity securities	505	273	435	376
Other equity securities	458	626	435	641

Total	$9,034	$8,820	$9,148	$9,056

(1)
The proceeds from these certificates were applied to co-investments with Varagon and its clients to fund first lien senior secured loans to 14 different borrowers as of December 31, 2016.

(2)
The proceeds from these certificates were applied to co-investments with GE to fund first lien senior secured loans to 19 and 41 different borrowers as of December 31, 2016 and 2015, respectively.

        The weighted average yields at amortized cost and fair value of the following portions of our portfolio as of December 31, 2016 and 2015 were as follows:

	As of December 31,
	2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and other income producing securities(1)	9.3%	9.4%	10.1%	10.3%
Total portfolio(2)	8.3%	8.5%	9.1%	9.2%
First lien senior secured loans(2)	8.4%	8.6%	8.2%	8.5%
Second lien senior secured loans(2)	9.8%	10.1%	9.4%	9.7%
Subordinated certificates of the SDLP(2)(3)	14.0%	14.0%	—%	—%
Subordinated certificates of the SSLP(2)(4)	7.0%	7.1%	12.0%	12.3%
Senior subordinated debt(2)	12.4%	12.0%	11.6%	11.7%
Income producing equity securities(2)	13.8%	13.8%	11.0%	11.7%

(1)
"Weighted average yield of debt and other income producing securities" is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on accruing debt and other income producing securities, divided by (b) the total accruing debt and other income producing securities at amortized cost or at fair value, as applicable.

(2)
"Weighted average yields" are computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on the relevant accruing debt and other income producing securities, divided by (b) the total relevant investments at amortized cost or at fair value, as applicable.

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

        Set forth below is the grade distribution of our portfolio companies as of December 31, 2016 and 2015:

	As of December 31,
	2016				2015
(dollar amounts in millions)	Fair Value	%	Number of Companies	%	Fair Value	%	Number of Companies	%
Grade 1	$92	1.0%	13	6.0%	$29	0.3%	8	3.7%
Grade 2	323	3.7%	12	5.5%	446	4.9%	16	7.3%
Grade 3	7,451	84.4%	172	78.9%	7,824	86.4%	174	79.8%
Grade 4	954	10.9%	21	9.6%	757	8.4%	20	9.2%

Total	$8,820	100.0%	218	100.0%	$9,056	100.0%	218	100.0%

        As of December 31, 2016 and 2015, the weighted average grade of the investments in our portfolio at fair value was 3.1 and 3.0, respectively.

        As of December 31, 2016, loans on non-accrual status represented 2.9% and 0.8% of the total investments at amortized cost and at fair value, respectively. As of December 31, 2015, loans on non-accrual status represented 2.6% and 1.7% of the total investments at amortized cost and at fair value, respectively.

Co-Investment Programs

  Senior Direct Lending Program

        We have established a joint venture with Varagon to make certain first lien senior secured loans, including certain stretch senior and unitranche loans, primarily to U.S. middle market companies. Varagon was formed in 2013 as a lending platform by American International Group, Inc. (NYSE:AIG) and other partners. The joint venture is called the SDLP. In July 2016, the Company and Varagon and its clients completed the initial funding of the SDLP. In conjunction with the initial funding, we and Varagon and its clients sold investment commitments to the SDLP. Such investment commitments included $529 million of investment commitments sold to the SDLP by us. No realized gains or losses were recorded by us on these transactions. The SDLP may generally commit and hold individual loans of up to $300 million. The SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SDLP must be approved by an investment committee of the SDLP consisting of representatives of ours and Varagon (with approval from a representative of each required).

        We provide capital to the SDLP in the form of subordinated certificates (the "SDLP Certificates"), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. As of December 31, 2016, we and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates.

        As of December 31, 2016, we and Varagon and its clients had agreed to make capital available to the SDLP of $2.9 billion in the aggregate, of which $591 million has been made available from us. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP. Below is a summary of the funded capital and unfunded capital commitments of the SDLP.

(in millions)	As of December 31, 2016
Total capital funded to the SDLP(1)	$1,285
Total capital funded to the SDLP by the Company(1)	$270
Total unfunded capital commitments to the SDLP(1)(2)	$177
Total unfunded capital commitments to the SDLP by the Company(1)(2)	$37

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

        The amortized cost and fair value of our SDLP Certificates held by us were $270 million and $270 million, respectively, as of December 31, 2016. Our yield on our investment in the SDLP at amortized cost and fair value was 14.0% and 14.0%, respectively, as of December 31, 2016. For the year ended December 31, 2016, we earned interest income of $13 million from our investment in the SDLP Certificates. We are also entitled to certain fees in connection with the SDLP. For the year ended December 31, 2016, in connection with the SDLP, we earned capital structuring service and other fees totaling $6 million.

        As of December 31, 2016, the portfolio was comprised of all first lien senior secured loans to primarily to U.S. middle market companies and were in industries similar to the companies in our portfolio. As of December 31, 2016, none of the loans were on non-accrual status. Below is a summary of the SDLP's portfolio as of December 31, 2016:

(dollar amounts in millions)	As of December 31, 2016
Total first lien senior secured loans(1)	$1,281
Weighted average yield on first lien senior secured loans(2)	7.4%
Largest loan to a single borrower(1)	$125
Total of five largest loans to borrowers(1)	$560
Number of borrowers in the SDLP	14
Commitments to fund delayed draw loans(3)	$177

(1)
At principal amount.

(2)
Computed as (a) the annual stated interest rate on accruing first lien senior secured loans, divided by (b) total first lien senior secured loans at principal amount.

(3)
As discussed above, these commitments have been approved by the investment committee of the SDLP.

  Senior Secured Loan Program

        We and GE have co-invested in first lien senior secured loans of middle market companies through the SSLP. The SSLP has been capitalized as transactions are completed. All portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of ours and GE (with approval from a representative of each required). We have provided capital to the SSLP in the form of subordinated certificates (the "SSLP Certificates"). As of December 31, 2016 and 2015, we and GE owned 87.5% and 12.5%, respectively, of the outstanding SSLP Certificates.

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

	As of December 31,
(in millions)	2016	2015
Total capital funded to the SSLP(1)	$3,819	$8,535
Total capital funded to the SSLP by the Company(1)	$2,004	$2,001
Total unfunded capital commitments to the SSLP(2)	$50	$199
Total unfunded capital commitments to the SSLP by the Company(2)	$7	$33

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

        The amortized cost and fair value of our SSLP Certificates were $1.9 billion and $1.9 billion, respectively, as of December 31, 2016, and $1.9 billion and $1.9 billion, respectively, as of December 31, 2015. Our yield on our investment in the SSLP at amortized cost and fair value was 7.0% and 7.1%, respectively, as of December 31, 2016, and 12.0% and 12.3%, respectively, as of December 31, 2015. For the years ended December 31, 2016, 2015 and 2014, we earned interest income of $208 million, $276 million and $275 million, respectively, from our investment in the SSLP Certificates.

        We are also entitled to certain fees in connection with the SSLP. For the years ended December 31, 2016, 2015 and 2014, in connection with the SSLP, we earned capital structuring service, sourcing and other fees totaling $20 million, $48 million and $70 million, respectively.

        As of December 31, 2016 and 2015, the SSLP's portfolio was comprised of all first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in our portfolio. As of December 31, 2016 and 2015, none of these loans were on non-accrual status. Below is a summary of the SSLP's portfolio.

	As of December 31,
(dollar amounts in millions)	2016	2015
Total first lien senior secured loans(1)	$3,360	$8,139
Weighted average yield on first lien senior secured loans(2)	6.9%	6.7%
Largest loan to a single borrower(1)	$260	$346
Total of five largest loans to borrowers(1)	$1,257	$1,580
Number of borrowers in the SSLP	19	41
Commitments to fund delay draw loans(3)	$50	$199

(1)
At principal amount.

(2)
Computed as (a) the annual stated interest rate on accruing first lien senior secured loans, divided by (b) total first lien senior secured loans at principal amount.

(3)
As discussed above, these commitments have been approved by the investment committee of the SSLP.

SSLP Loan Portfolio as of December 31, 2016

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount	Fair Value(2)
AMZ Holding Corp.	Specialty chemicals manufacturer	12/2018	6.8%	$214	$214
Breg, Inc.	Designer, manufacturer, and distributor of non-surgical orthopedic products for preventative, post-operative and rehabilitative use	10/2020	6.8%	147	147
Connoisseur Media, LLC	Owner and operator of radio stations	6/2019	7.3%	94	94
DFS Holding Company, Inc.	Distributor of maintenance, repair, and operations parts, supplies, and equipment to the foodservice industry	2/2022	6.5%	191	191
Drayer Physical Therapy Institute, LLC	Outpatient physical therapy provider	7/2018	8.8%	132	132
ECI Purchaser Company, LLC	Manufacturer of equipment to safely control pressurized gases	12/2018	6.5%	207	201
Excelligence Learning Corporation	Developer, manufacturer and retailer of educational products	12/2020	6.8%	175	175
Gehl Foods, LLC(4)	Producer of low-acid, aseptic food and beverage products	6/2019	7.5%	155	155
Implus Footcare, LLC	Provider of footwear and other accessories	4/2021	7.0%	260	252
Intermedix Corporation(3)	Revenue cycle management provider to the emergency healthcare industry	12/2019	5.8%	254	251
Mavis Tire Supply LLC	Auto parts retailer	10/2020	6.3%	230	225
MCH Holdings, Inc.(4)	Healthcare professional provider	1/2020	6.5%	168	168
Palermo Finance Corporation	Provider of mission-critical integrated public safety software and services to local, state, and federal agencies	11/2020	7.0%	185	185
Sanders Industries Holdings, Inc.(4)	Elastomeric parts, mid-sized composite structures, and composite tooling	5/2020	6.5%	76	76
Singer Sewing Company	Manufacturer of consumer sewing machines	6/2017	7.8%	181	178
STATS Acquisition, LLC	Sports technology, data and content company	6/2018	10.8%	102	99
U.S. Anesthesia Partners, Inc.(3)	Anesthesiology service provider	12/2019	6.0%	259	259
WCI-Quantum Holdings, Inc.(4)	Distributor of instructional products, services and resources	10/2020	6.1%	76	76
Woodstream Group, Inc.	Pet products manufacturer	5/2022	7.3%	254	254

				$3,360	$3,332

(1)
Represents the weighted average annual stated interest rate as of December 31, 2016. All interest rates are payable in cash except for 0.5% and 2.0% of the interest rates for Singer Sewing Company and STATS Acquisition, LLC, respectively, which are payment-in-kind interest.

(2)
Represents the fair value in accordance with Accounting Standards Codification ("ASC") 820-10. The determination of such fair value is not included in our board of directors valuation process described elsewhere herein.

(3)
We also hold a portion of this company's second lien senior secured loan.

(4)
We hold an equity investment in this company.

 SSLP Loan Portfolio as of December 31, 2015

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount	Fair Value(2)
ADG, LLC	Dental services provider	9/2019	8.1%	$205	$205
AMZ Holding Corp.	Specialty chemicals manufacturer	12/2018	6.8%	225	221
Athletico Management, LLC and Accelerated Holdings, LLC	Provider of outpatient rehabilitation services	12/2020	6.3%	307	307
Breg, Inc.	Designer, manufacturer, and distributor of non-surgical orthopedic products for preventative, post-operative and rehabilitative use	10/2020	6.3%	149	143
Brewer Holdings Corp. and Zywave, Inc.	Provider of software and technology-enabled content and analytical solutions to insurance brokers	3/2021	8.0%	257	257
Cambridge International, Inc.	Manufacturer of custom designed and engineered metal products	4/2018	8.0%	80	80
CH Hold Corp.	Collision repair company	11/2019	5.5%	346	342
CIBT Holdings, Inc.(3)(5)	Expedited travel document processing services	12/2018	6.8%	209	209
Connoisseur Media, LLC	Owner and operator of radio stations	6/2019	7.3%	118	114
CWD, LLC	Supplier of automotive aftermarket brake parts	6/2016	7.0%	121	121
DFS Holding Company, Inc.	Distributor of maintenance, repair, and operations parts, supplies, and equipment to the foodservice industry	2/2022	6.5%	193	191
Drayer Physical Therapy Institute, LLC	Outpatient physical therapy provider	7/2018	8.0%	133	132
DTI Holdco, Inc.(3)(5)	Provider of legal process outsourcing and managed services	8/2020	5.8%	297	288
ECI Purchaser Company, LLC	Manufacturer of equipment to safely control pressurized gases	12/2019	6.0%	227	221
Excelligence Learning Corporation	Developer, manufacturer and retailer of educational products	12/2020	6.8%	179	177
Gehl Foods, LLC(5)	Producer of low-acid, aseptic food and beverage products	3/2021	7.5%	159	158
Gentle Communications, LLC	Dental services provider	6/2020	6.5%	84	82
III US Holdings, LLC	Provider of library automation software and systems	6/2018	6.0%	204	204
Implus Footcare, LLC	Provider of footwear and other accessories	4/2021	7.0%	263	257
Intermedix Corporation(4)	Revenue cycle management provider to the emergency healthcare industry	12/2019	5.8%	261	258
ISS Compressors Industries, Inc.	Provider of repairs, refurbishments and services to the broader industrial end user markets	6/2018	6.5%	173	173
Laborie Medical Technologies Corp(5)	Developer and manufacturer of medical equipment	9/2019	7.3%	199	197
Mavis Tire Supply LLC	Auto parts retailer	10/2020	6.3%	242	242
MCH Holdings, Inc.(5)	Healthcare professional provider	1/2020	6.3%	174	174
MWI Holdings, Inc.(3)	Engineered springs, fasteners, and other precision components	3/2019	7.4%	255	255
Oak Parent, Inc.(3)	Manufacturer of athletic apparel	4/2018	7.6%	285	285
Palermo Finance Corporation	Provider of mission-critical integrated public safety software and services to local, state, and federal agencies	11/2020	7.0%	188	188
Penn Detroit Diesel Allison, LLC	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	10/2019	7.3%	71	71
Pretium Packaging, L.L.C(5)	Manufacturer and supplier of high performance plastic containers	6/2020	6.3%	217	213
Restaurant Technologies, Inc.	Provider of bulk cooking oil management services to the restaurant and fast food service industries	10/2021	6.8%	229	227
Sanders Industries Holdings, Inc.(5)	Elastomeric parts, mid-sized composite structures, and composite tooling	5/2020	7.0%	78	78

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount	Fair Value(2)
Singer Sewing Company	Manufacturer of consumer sewing machines	6/2017	7.3%	190	184
Square Brands International, LLC	Franchisor and operator of specialty battery and light bulb retail stores	6/2021	6.7%	200	198
STATS Acquisition, LLC	Sports technology, data and content company	6/2020	7.0%	103	98
Strategic Partners, Inc.(5)	Supplier of medical uniforms, specialized medical footwear and accessories	8/2018	7.3%	286	286
TA THI Buyer, Inc. and TA THI Parent, Inc.(5)	Collision repair company	7/2020	6.5%	343	343
The Linen Group	Provider of outsourced commercial linen and laundry services	8/2019	8.0%	96	95
Towne Holdings, Inc.	Provider of contracted hospitality services and parking systems	12/2019	6.8%	166	166
U.S. Anesthesia Partners, Inc.(4)	Anesthesiology service provider	12/2019	6.0%	261	261
WCI-Quantum Holdings, Inc.(5)	Distributor of instructional products, services and resources	10/2020	5.8%	84	83
Woodstream Group, Inc.	Pet products manufacturer	5/2022	7.3%	282	276

				$8,139	$8,060

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

(5)
We hold an equity investment in this company.

        Selected financial information for the SSLP as of December 31, 2016 and 2015 and for the years ended December 31, 2016 and 2015, was as follows:

	As of December 31,
(in millions)	2016	2015
Selected Balance Sheet Information:
Investments in loans receivable, net	$3,343	$8,090
Cash and other assets	439	437

Total assets	$3,782	$8,527

Senior notes	$1,529	$6,248
Other liabilities	45	73

Total liabilities	1,574	6,321
Subordinated certificates and members' capital	2,208	2,206

Total liabilities and members' capital	$3,782	$8,527

	For the Years Ended December 31,
(in millions)	2016	2015
Selected Statement of Operations Information:
Total interest and other income	$473	$670
Interest expense	146	223
Management and sourcing fees	48	71
Other expenses	20	53

Total expenses	214	347

Net income	$259	$323

RESULTS OF OPERATIONS

For the years ended December 31, 2016, 2015 and 2014

        Operating results for the years ended December 31, 2016, 2015 and 2014 were as follows:

	For the Years Ended December 31,
(in millions)	2016	2015	2014
Total investment income	$1,012	$1,025	$989
Total expenses	497	499	533

Net investment income before income taxes	515	526	456
Income tax expense, including excise tax	21	18	18

Net investment income	494	508	438
Net realized gains on investments and foreign currency transactions	110	127	94
Net unrealized gains (losses) on investments, foreign currency and other transactions	(130)	(246)	59
Realized losses on extinguishment of debt	—	(10)	—

Net increase in stockholders' equity resulting from operations	$474	$379	$591

        Net income can vary substantially from period to period due to various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net increase in stockholders' equity resulting from operations may not be meaningful.

Investment Income

	For the Years Ended December 31,
(in millions)	2016	2015	2014
Interest income from investments	$806	$817	$741
Capital structuring service fees	99	95	113
Dividend income	75	74	85
Management and other fees	16	24	25
Other income	16	15	25

Total investment income	$1,012	$1,025	$989

        The decrease in interest income from investments for the year ended December 31, 2016 from the comparable period in 2015 was primarily due to a decrease in the weighted average yield of our portfolio, partially offset by an increase in the average size of our portfolio. The weighted average yield of our portfolio decreased from 9.5% for the year ended December 31, 2015 to 8.9% for the comparable period in 2016, primarily driven by the decrease in the yield of the SSLP Certificates. The size of our portfolio increased from an average of $8.6 billion at amortized cost for the year ended December 31, 2015 to an average of $9.0 billion at amortized cost for the comparable period in 2016. The increase in capital structuring service fees for the year ended December 31, 2016 from the comparable period in 2015 was due to the increase in weighted average capital structuring fees received on new investment commitments, which increased from 2.5% for the year ended December 31, 2015 to 3.1% for the comparable period in 2016. Dividend income for the years ended December 31, 2016 and 2015 included dividends received from Ivy Hill Asset Management, L.P. ("IHAM"), a wholly owned portfolio company, totaling $40 million and $50 million, respectively. The dividends received from IHAM for the year ended December 31, 2015 included additional dividends of $10 million that were paid in addition to the quarterly dividends generally paid by IHAM. IHAM paid the additional dividends out of accumulated earnings that had previously been retained by IHAM. Also during the year ended December 31, 2016, we received $20 million in other non-recurring dividends from non-income producing equity securities compared to $9 million for the comparable period in 2015. The decrease in management and other fees for the year ended December 31, 2016 from the comparable period in 2015 was due to lower sourcing fees from the SSLP resulting from a decrease in the size of the SSLP portfolio.

        The increase in interest income from investments for the year ended December 31, 2015 from the comparable period in 2014 was primarily due to an increase in the size of our portfolio, which increased from an average of $8.1 billion at amortized cost for the year ended December 31, 2014 to an average of $8.6 billion at amortized cost for the comparable period in 2015. The decrease in capital structuring service fees for the year ended December 31, 2015 from the comparable period in 2014 was primarily due to the decrease in new investment commitments, which decreased from $4.6 billion for the year ended December 31, 2014 to $3.8 billion for the comparable period in 2015. Dividend income for the years ended December 31, 2015 and 2014 included dividends received from IHAM totaling $50 million and $50 million, respectively. The dividends received from IHAM for the years ended December 31, 2015 and 2014 each included additional dividends of $10 million that were paid in addition to the quarterly dividends generally paid by IHAM. IHAM paid the additional dividends out of accumulated earnings that had previously been retained by IHAM. Also during the year ended December 31, 2015, we received $9 million in other non-recurring dividends from non-income producing equity securities compared to $19 million for the comparable period in 2014. The decrease in other income for the year ended December 31, 2015 from the comparable period in 2014 was primarily attributable to lower amendment fees.

Operating Expenses

	For the Years Ended December 31,
(in millions)	2016	2015	2014
Interest and credit facility fees	$186	$227	$216
Base management fees	137	134	128
Income based fees	123	121	118
Capital gains incentive fees	(5)	(27)	30
Administrative fees	14	14	14
Professional fees and other costs related to the American Capital Acquisition	15	—	—
Other general and administrative	27	30	27

Total operating expenses	$497	$499	$533

        Interest and credit facility fees for the years ended December 31, 2016, 2015 and 2014, were comprised of the following:

	For the Years Ended December 31,
(in millions)	2016	2015	2014
Stated interest expense	$161	$183	$175
Facility fees	5	10	10
Amortization of debt issuance costs	14	17	16
Net accretion of discount on notes payable	6	17	15

Total interest and credit facility fees	$186	$227	$216

        Stated interest expense for the year ended December 31, 2016 decreased from the comparable period in 2015 primarily due to the decrease in our weighted average stated interest rate of our debt outstanding, partially offset by an increase in the average principal amount of debt outstanding. The weighted average stated interest rate on our outstanding debt was 4.1% for the year ended December 31, 2016 as compared to 5.0% for the comparable period in 2015 primarily as a result of the repayment upon maturity of the higher cost February 2016 Convertible Notes (as defined below) and June 2016 Convertible Notes (as defined below) and increased utilization of our lower cost revolving facilities. For the year ended December 31, 2016, our average principal debt outstanding increased to $3.9 billion as compared to $3.7 billion for the comparable period in 2015. Facility fees for the year ended December 31, 2016 decreased from the comparable period in 2015 primarily due to the increased utilization of our revolving facilities resulting in lower unused commitment fees. Amortization of debt issuance costs and net accretion of discount on notes payable for the year ended December 31, 2016 decreased from the comparable period in 2015 primarily due to the maturity of the February 2016 Convertible Notes and the June 2016 Convertible Notes.

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

        The increase in base management fees for the year ended December 31, 2016 from the comparable period in 2015 was primarily due to the increase in the size of the portfolio. The increase in income based fees for the year ended December 31, 2016 from the comparable period in 2015 was primarily due to the increase in net investment income excluding income based fees and capital gains incentive fees.

        For the years ended December 31, 2016 and 2015, the reduction in capital gains incentive fees calculated in accordance with U.S. generally accepted accounting principles ("GAAP") was $5 million and $27 million, respectively. For the year ended December 31, 2014, the capital gains incentive fees expense calculated in accordance with GAAP was $30 million. Capital gains incentive fee expense accrual for the year ended December 31, 2016 changed from the comparable period in 2015 primarily due to net losses on investments, foreign currency and other transactions and the extinguishment of debt during the year ended December 31, 2016 of $20 million compared to net losses of $129 million during the year ended December 31, 2015. Capital gains incentive fee expense accrual for the year ended December 31, 2015 changed from the comparable period in 2014 primarily due to net losses on investments, foreign currency and other transactions and the extinguishment of debt during the year ended December 31, 2015 of $129 million compared to net gains of $153 million during the year ended December 31, 2014. The capital gains incentive fee accrued under GAAP includes an accrual related to unrealized capital appreciation, whereas the capital gains incentive fee actually payable under our investment advisory and management agreement does not. There can be no assurance that such unrealized capital appreciation will be realized in the future. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. As of December 31, 2016, 2015 and 2014, the total capital gains incentive fee accrual calculated in accordance with GAAP was $38 million, $42 million and $93 million, respectively. As of December 31, 2016 and 2015, there was no capital gains incentive fee actually payable under our investment advisory and management agreement. As of December 31, 2014, the capital gains incentive fee actually payable under our investment advisory and management agreement was $17 million. See Note 3 to our consolidated financial statements for the year ended December 31, 2016, for more information on the base management fees, income based fees and capital gains incentive fees.

        Administrative fees represent fees paid to Ares Operations for our allocable portion of overhead and other expenses incurred by Ares Operations in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and their respective staffs.

        For the year ended December 31, 2016, the Company incurred $15 million in professional fees and other costs related to the American Capital Acquisition. No such expenses were incurred in the years ended December 31, 2015 and 2014. Other general and administrative expenses include professional fees, rent, insurance, depreciation and director's fees, among other costs.

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

        Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. If we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax on estimated excess taxable income as such taxable income is earned. For the years ended December 31, 2016, 2015 and 2014, we recorded a net expense of $12 million, $9 million and $6 million, respectively, for U.S. federal excise tax. The net expense for the years ended December 31, 2016, 2015 and 2014 each included a reduction in expense related to the recording of a requested refund resulting from the overpayment of the prior year's excise tax of $1 million, $1 million and $2 million, respectively.

        Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the years ended December 31, 2016, 2015 and 2014, we recorded a tax expense of approximately $9 million, $9 million and $12 million, respectively, for these subsidiaries. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of realized gains from the exits of investments held by such taxable subsidiaries during the retrospective periods.

Net Realized Gains/Losses

        During the year ended December 31, 2016, we had $3.7 billion of sales, repayments or exits of investments resulting in $110 million of net realized gains on investments. These sales, repayments or exits included $472 million of investments sold to IHAM and certain vehicles managed by IHAM and $474 million of investments sold to the SDLP in conjunction with the initial funding of the SDLP. A net realized gain of $1 million was recorded on these transactions with IHAM and there was no realized gains or losses recorded on these transactions with the SDLP. See Note 4 to our consolidated financial statements for the year ended December 31, 2016 for more detail on IHAM and its managed vehicles. During the year ended December 31, 2016, net realized gains on investments of $110 million were comprised of $121 million of gross realized gains and $11 million of gross realized losses.

        The net realized gains on investments during the year ended December 31, 2016 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
The Step2 Company, LLC	$18
Napa Management Services Corporation	16
UL Holding Co., LLC	13
Physiotherapy Associates Holdings, Inc.	8
Netsmart Technologies, Inc.	8
Ministry Brands, LLC and MB Parent Holdings, LLC	7
AllBridge Financial, LLC	6
Lakeland Tours, LLC	5
WorldPay Group PLC	4
Primexx Energy Corporation	4
Q9 Holdings Inc.	(9)
Other, net	30

Total, net	$110

        During the year ended December 31, 2015, we had $3.7 billion of sales, repayments or exits of investments resulting in $121 million of net realized gains on investments. These sales, repayments or exits included $538 million of investments sold to IHAM or certain vehicles managed by IHAM. A net realized gain of $1 million was recorded on these transactions. See Note 4 to our consolidated financial statements for the year ended December 31, 2016 for more detail on IHAM and its managed vehicles. Net realized gains on investments of $121 million were comprised of $125 million of gross realized gains and $4 million of gross realized losses.

        The net realized gains on investments during the year ended December 31, 2015 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Cast & Crew Payroll, LLC	$26
Tripwire, Inc.	14
TAP Holdings, LLC	11
Global Healthcare Exchange, LLC	8
Protective Industries, Inc.	8
Hojeij Branded Foods, Inc.	8
Wellspring Distribution Corp	6
Driven Brands, Inc.	5
Fulton Holdings Corp.	5
Other, net	30

Total	$121

        During the year ended December 31, 2015, we also recognized net realized gains on foreign currency transactions of $6 million. In addition, during the year ended December 31, 2015, we redeemed the entire $144 million aggregate principal amount outstanding of the unsecured notes that were scheduled to mature on February 15, 2022 (the "February 2022 Notes"). The February 2022 Notes were redeemed at par plus accrued and unpaid interest for a total redemption price of approximately $145 million, which resulted in a realized loss on the extinguishment of debt of $4 million. The $200 million aggregate principal amount of unsecured notes that were scheduled to mature on October 15, 2040 were redeemed at par plus accrued and unpaid interest for a total redemption price of approximately $201 million, which resulted in a realized loss on the extinguishment of debt of $7 million.

        During the year ended December 31, 2014, we had $3.3 billion of sales, repayments or exits of investments resulting in $92 million of net realized gains on investments. These sales, repayments or exits included $220 million of investments sold to IHAM or certain vehicles managed by IHAM. There were no realized gains or losses recorded on these transactions. Net realized gains on investments of $92 million were comprised of $154 million of gross realized gains and $62 million of gross realized losses.

        The net realized gains on investments during the year ended December 31, 2014 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Insight Pharmaceuticals Corporation	$33
The Dwyer Group	21
Waste Pro USA, Inc.	19
Service King Paint & Body, LLC	11
The Thymes, LLC	10
CT Technologies Intermediate Holdings, Inc.	7
ELC Acquisition Corp.	6
VSS-Tranzact Holdings, LLC	5
Platform Acquisition, Inc.	5
Apple & Eve, LLC	4
Pillar Processing LLC	(7)
CitiPostal Inc.	(21)
MVL Group, Inc.	(28)
Other, net	27

Total	$92

        During the year ended December 31, 2014, we also recognized net realized gains on foreign currency transactions of $2 million. In addition, during the year ended December 31, 2014, we purchased $0 million aggregate principal amount of the 2047 Notes (as defined below) and as a result of these transactions, we recognized realized losses on extinguishment of debt of $2 million.

Net Unrealized Gains/Losses

        We value our portfolio investments quarterly and the changes in value are recorded as unrealized gains or losses in our consolidated statement of operations. Net unrealized gains and losses for our portfolio for the years ended December 31, 2016, 2015 and 2014, were comprised of the following:

	For the Years Ended December 31,
(in millions)	2016	2015	2014
Unrealized appreciation	$168	$116	$176
Unrealized depreciation	(306)	(304)	(120)
Net unrealized (appreciation) depreciation reversed related to net realized gains or losses(1)	13	(60)	1

Total net unrealized gains (losses)	$(125)	$(248)	$57

(1)
The net unrealized (appreciation) depreciation reversed related to net realized gains or losses represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior period.

        The changes in net unrealized appreciation and depreciation during the year ended December 31, 2016 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Senior Secured Loan Fund LLC	$26
UL Holding Co., LLC	20
Community Education Centers, Inc.	19
Spin HoldCo Inc.	7
R3 Education, Inc.	7
Green Energy Partners	6
The Step2 Company, LLC	6
TA THI Buyer, Inc.	5
Things Remembered, Inc.	(6)
Ivy Hill Asset Management, L.P.	(6)
Brandtone Holdings Limited	(8)
FastMed Holdings I, LLC	(8)
ADF Capital, Inc.	(9)
10th Street, LLC	(9)
Indra Holdings Corp.	(11)
CCS Intermediate Holdings, LLC	(22)
Instituto de Banca y Comercio, Inc.	(52)
Infilaw Holding, LLC	(127)
Other, net	24

Total, net	$(138)

        During the year ended December 31, 2016, we also recognized net unrealized losses on foreign currency and other transactions of $5 million.

        The changes in net unrealized appreciation and depreciation during the year ended December 31, 2015 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
OTG Management, LLC	$28
Ciena Capital LLC	11
Physiotherapy Associates Holdings, Inc.	6
Napa Management Services Corporation	6
UL Holding Co., LLC	5
Lakeland Tours, LLC	4
Spin HoldCo Inc.	(6)
Things Remembered, Inc.	(6)
La Paloma Generating Company, LLC	(6)
10th Street, LLC	(7)
Indra Holdings Corp.	(7)
Green Energy Partners	(8)
Primexx Energy Corporation	(8)
Nodality, Inc.	(9)
Competitor Group, Inc.	(9)
2329497 Ontario Inc.	(10)
Instituto de Banca y Comercio, Inc.	(14)
CCS Intermediate Holdings, LLC	(14)
Infilaw Holding, LLC	(14)
Ivy Hill Asset Management, L.P.	(24)
Petroflow Energy Corporation	(26)
Senior Secured Loan Fund LLC	(77)
Other, net	(3)

Total	$(188)

        During the year ended December 31, 2015, we also recognized net unrealized gains on foreign currency and other transactions of $2 million.

        The changes in net unrealized appreciation and depreciation during the year ended December 31, 2014 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
10th Street, LLC	$44
UL Holding Co., LLC	15
Cast & Crew Payroll, LLC	11
Imperial Capital Private Opportunities, LP	10
Ciena Capital LLC	10
Tripwire, Inc.	8
Senior Secured Loan Fund LLC	7
Campus Management Corp.	7
Global Healthcare Exchange, LLC	4
Eckler Industries, Inc.	(4)
OTG Management, LLC	(4)
Orion Foods, LLC	(5)
Community Education Centers, Inc.	(7)
2329497 Ontario Inc.	(7)
The Step2 Company, LLC	(17)
ADF Restaurant Group, LLC	(18)
Ivy Hill Asset Management, L.P.	(21)
Other, net	23

Total	$56

        During the year ended December 31, 2014, we also recognized net unrealized gains on foreign currency transactions of $2 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

        Our liquidity and capital resources are generated primarily from the net proceeds of public offerings of equity and debt securities, advances from the Revolving Credit Facility, the Revolving Funding Facility and the SMBC Funding Facility (each as defined below, and together, the "Facilities"), net proceeds from the issuance of other securities, including unsecured notes and Small Business Administration ("SBA")-guaranteed debentures (the "SBA Debentures"), as well as cash flows from operations.

        As of December 31, 2016, we had $223 million in cash and cash equivalents and $4.0 billion in total aggregate principal amount of debt outstanding ($3.9 billion at carrying value). Subject to leverage, borrowing base and other restrictions, we had approximately $1.4 billion available for additional borrowings under the Facilities and the SBA Debentures as of December 31, 2016.

        We may from time to time seek to retire or repurchase our common stock through cash purchases, as well as retire, cancel or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. Such purchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. The amounts involved may be material. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the Investment Company Act, is at least 200% after such borrowing. On June 21, 2016, we received exemptive relief from the SEC allowing us to modify our calculation of asset coverage requirements to exclude the SBA Debentures. This exemptive relief provides us with increased investment flexibility but also increases our risk related to leverage. As of December 31, 2016, our asset coverage was 230% (excluding the SBA Debentures).

Equity Capital Activities

        As of December 31, 2016 and 2015, our total equity market capitalization was $5.2 billion and $4.5 billion, respectively. There were no sales of our equity securities during the years ended December 31, 2016 and 2015. The following table summarizes the total shares issued and proceeds received in public offerings of our common stock net of underwriting discounts and offering costs for the year ended December 31, 2014:

(in millions, except per share data)	Shares issued	Offering price per share(1)	Proceeds net of underwriting discounts and offering costs
2014
July 2014 public offering	16	$16.63	$258

Total for the year ended December 31, 2014	16		$258

(1)
The shares were sold to the underwriters for a price equal to the offering price per share, which the underwriters were then permitted to sell at variable prices to the public.

        In September 2015, our board of directors approved a stock repurchase program authorizing us to repurchase up to $100 million in the aggregate of our outstanding common stock in the open market at certain thresholds below our net asset value per share, in accordance with the guidelines specified in Rule 10b-18 under the Exchange Act. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. Our stock repurchase program was scheduled to expire on February 28, 2017. The program does not require us to repurchase any specific number of shares and we cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time. As of December 31, 2016, we had repurchased a total of 514,677 shares of our common stock in the open market under the stock repurchase program since its inception in September 2015, at an average price of $13.92 per share, including commissions paid, leaving approximately $93 million available for additional repurchases under the program.

        In connection with our stock repurchase program, in March 2016, we entered into a Rule 10b5-1 plan to repurchase shares of our common stock in accordance with certain parameters set forth in such plan. In May 2016, we suspended our stock repurchase program pending the completion of the American Capital Acquisition, which was completed on January 3, 2017. See "Recent Developments," as well as Note 18 to our consolidated financial statements for the year ended December 31, 2016 for a subsequent event relating to our stock repurchase program.

Debt Capital Activities

        Our debt obligations consisted of the following as of December 31, 2016 and 2015:

	As of December 31,
	2016					2015
(in millions)	Total Aggregate Principal Amount Available/ Outstanding(1)		Principal Amount	Carrying Value		Total Aggregate Principal Amount Available/ Outstanding(1)	Principal Amount	Carrying Value
Revolving Credit Facility	$1,265	(2)	571	$571		$1,290	$515	$515
Revolving Funding Facility	540	(3)	155	155		540	250	250
SMBC Funding Facility	400		105	105		400	110	110
SBA Debentures	75		25	24		75	22	21
February 2016 Convertible Notes	—		—	—	(4)	575	575	574	(5)
June 2016 Convertible Notes	—		—	—	(4)	230	230	228	(5)
2017 Convertible Notes	162		162	162	(5)	162	162	160	(5)
2018 Convertible Notes	270		270	267	(5)	270	270	264	(5)
2019 Convertible Notes	300		300	296	(5)	300	300	295	(5)
2018 Notes	750		750	745	(6)	750	750	743	(6)
2020 Notes	600		600	596	(7)	600	600	594	(7)
January 2022 Notes	600		600	592	(8)	—	—	—
October 2022 Notes	183		183	179	(9)	183	183	178	(9)
2047 Notes	230		230	182	(10)	230	230	182	(10)

Total	$5,375		$3,951	$3,874		$5,605	$4,197	$4,114

(1)
Subject to borrowing base, leverage and other restrictions. Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.

(2)
As of December 31, 2016, provided for a feature that allowed us, under certain circumstances, to increase the size of the Revolving Credit Facility (as defined below) to a maximum of $1.9 billion. See "Recent Developments," as well as Note 18 to our consolidated financial statements for the year ended December 31, 2016 for a subsequent event relating to an amendment to the Revolving Credit Facility.

(3)
As of December 31, 2016, provided for a feature that allowed us and our consolidated subsidiary, Ares Capital CP (as defined below), under certain circumstances, to increase the size of the Revolving Funding Facility (as defined below) to a maximum of $865 million. See "Recent Developments," as well as Note 18 to our consolidated financial statements for the year ended December 31, 2016 for a subsequent event relating to an amendment to the Revolving Funding Facility.

(4)
See below for more information on the repayment of the February 2016 Convertible Notes and the June 2016 Convertible Notes.

(5)
Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes (as defined below), the February 2016 Convertible Notes and the June 2016 Convertible Notes less unamortized debt issuance costs and the unaccreted discount recorded upon the issuances of such notes. As of December 31, 2016, the total unamortized debt issuance costs and the unaccreted discount for the 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes (each as defined below) were $0 million, $3 million and $4 million, respectively. As of December 31, 2015, the total unamortized debt issuance costs and the unaccreted discount for the

  February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes were $1 million, $2 million, $2 million, $6 million and $5 million, respectively. See "Recent Developments," as well as Note 18 to our consolidated financial statements for the year ended December 31, 2016 for a subsequent event relating to an additional issuance of unsecured convertible notes.

(6)
Represents the aggregate principal amount outstanding of the 2018 Notes (as defined below) less unamortized debt issuance costs and plus the net unamortized premium that was recorded upon the issuances of the 2018 Notes. As of December 31, 2016 and 2015, the total unamortized debt issuance costs less the net unamortized premium were $5 million and $7 million, respectively.

(7)
Represents the aggregate principal amount outstanding of the 2020 Notes (as defined below) less unamortized debt issuance costs and the net unaccreted discount recorded upon the issuances of the 2020 Notes. As of December 31, 2016 and 2015, the total unamortized debt issuance costs and the net unaccreted discount were $4 million and $6 million, respectively.

(8)
Represents the aggregate principal amount outstanding of the January 2022 Notes (as defined below) less unamortized debt issuance costs and the net unaccreted discount recorded upon the issuance of the January 2022 Notes. As of December 31, 2016, the total unamortized debt issuance costs and the unaccreted discount was $8 million.

(9)
Represents the aggregate principal amount outstanding of the October 2022 Notes (as defined below) less unamortized debt issuance costs. As of December 31, 2016 and 2015, the total unamortized debt issuance costs were $4 million and $5 million, respectively.

(10)
Represents the aggregate principal amount outstanding of the 2047 Notes (as defined below) less the unaccreted purchased discount recorded as part of the acquisition of Allied Capital Corporation in April 2010 (the "Allied Acquisition"). As of December 31, 2016 and 2015, the total unaccreted purchased discount was $48 million for both periods.

        The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount, of all our debt outstanding as of December 31, 2016 were 4.2% and 4.8 years, respectively, and as of December 31, 2015 were 4.4% and 4.5 years, respectively.

        The ratio of total principal amount of debt outstanding to stockholders' equity as of December 31, 2016 was 0.77:1.00 compared to 0.81:1.00 as of December 31, 2015.

  Revolving Credit Facility

        We are party to a senior secured revolving credit facility (as amended and restated, the "Revolving Credit Facility"), that as of December 31, 2016 allowed us to borrow up to $1.3 billion at any one time outstanding. As of December 31, 2016, for $1.2 billion of the Revolving Credit Facility, the end of the revolving period and the stated maturity date was May 4, 2020 and May 4, 2021, respectively. For the remaining $70 million of the Revolving Credit Facility, the end of the revolving period and the stated maturity date was May 4, 2019 and May 4, 2020, respectively. As of December 31, 2016, the Revolving Credit Facility also provided for a feature that allowed us, under certain circumstances, to increase the size of the Revolving Credit Facility to a maximum of $1.9 billion. The interest rate charged on the Revolving Credit Facility was based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over an "alternate base rate" (as defined in the agreements governing the Revolving Credit Facility), in each case, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of December 31, 2016, the interest rate in effect was LIBOR plus 1.75%. We are also required to pay a letter of credit fee of either 2.00% or 2.25% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. Additionally, we are required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. As of December 31, 2016, there was $571 million outstanding under the Revolving Credit Facility and we were in compliance in all material respects with the terms of the Revolving Credit Facility. See "Recent Developments," as well as Note 18 to our consolidated financial statements for the year ended December 31, 2016 for a subsequent event relating to an amendment to the Revolving Credit Facility.

  Revolving Funding Facility

        Ares Capital CP Funding LLC ("Ares Capital CP") is party to a revolving funding facility (the "Revolving Funding Facility"), that as of December 31, 2016 allowed Ares Capital CP to borrow up to $540 million at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. As of December 31, 2016, the end of the reinvestment period and the stated maturity date for the Revolving Funding Facility was May 14, 2017 and May 14, 2019, respectively. As of December 31, 2016, the Revolving Funding Facility also provided for a feature that allows, under certain circumstances, for an increase in the size of the Revolving Funding Facility to a maximum of $865 million. The interest rate charged on the Revolving Funding Facility was based on an applicable spread ranging from 2.25% to 2.50% over LIBOR or ranging from 1.25% to 1.50% over a "base rate" (as defined in the agreements governing the Revolving Funding Facility) in each case, determined monthly based on the composition of the borrowing base relative to outstanding borrowings under the Revolving Funding Facility. As of December 31, 2016, the interest rate in effect was LIBOR plus 2.25%. Additionally, Ares Capital CP is required to pay a commitment fee of between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility. As of December 31, 2016, there was $155 million outstanding under the Revolving Funding Facility and we and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility. See "Recent Developments," as well as Note 18 to our consolidated financial statements for the year ended December 31, 2016 for a subsequent event relating to an amendment to the Revolving Funding Facility.

  SMBC Funding Facility

        Our consolidated subsidiary, Ares Capital JB Funding LLC ("ACJB"), is party to a revolving funding facility (as amended, the "SMBC Funding Facility") that allows ACJB to borrow up to $400 million at any one time outstanding. The SMBC Funding Facility is secured by all of the assets held by ACJB. As of December 31, 2016, the end of the reinvestment period and the stated maturity date for the SMBC Funding Facility were September 14, 2017 and September 14, 2022, respectively. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement. The interest rate charged on the SMBC Funding Facility is based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over a "base rate" (as defined in the agreements governing the SMBC Funding Facility), in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. As of December 31, 2016, the interest rate in effect was LIBOR plus 2.00%. Additionally, ACJB is required to pay a commitment fee of between 0.35% and 0.875% per annum depending on the size of the unused portion of the SMBC Funding Facility. As of December 31, 2016, there was $105 million outstanding under the SMBC Funding Facility and we and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

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

        The license from the SBA allows AVF LP to obtain leverage by issuing the SBA Debentures, subject to issuance of a capital commitment by the SBA and other customary procedures. Leverage through the SBA Debentures is subject to required capitalization thresholds. Current SBA regulations limit the amount that any SBIC may borrow to $150 million and as of December 31, 2016, the amount of the SBA Debentures committed to AVF LP by the SBA was $75 million. The SBA Debentures are non-recourse to us, have interest payable semi-annually, have a ten-year maturity and may be prepaid at any time without penalty. As of December 31, 2016, AVF LP had $25 million of the SBA Debentures issued and outstanding, which mature between September 2025 and March 2026. As of December 31, 2016, AVF LP was in compliance in all material respects with SBA regulatory requirements.

        The interest rate for the SBA Debentures is fixed at the time the SBA Debentures and other applicable issued SBA-guaranteed debentures can be pooled and sold to the public and is based on a spread over U.S. treasury notes with ten-year maturities. The pooling of newly issued SBA-guaranteed debentures occurs twice per year. The spread includes an annual charge as determined by the SBA (the "Annual Charge") as well as a market-driven component. Prior to the ten-year fixed interest rate being determined, the interest rate charged for the SBA Debentures is based on LIBOR plus an applicable spread of 0.30% and the Annual Charge. As of December 31, 2016, the weighted average interest rate in effect for the SBA Debentures was 3.48%.

  Convertible Unsecured Notes

        We have issued $162 million aggregate principal amount of unsecured convertible notes that mature on March 15, 2017 (the "2017 Convertible Notes"), $270 million aggregate principal amount of unsecured convertible notes that mature on January 15, 2018 (the "2018 Convertible Notes") and $300 million aggregate principal amount of unsecured convertible notes that mature on January 15, 2019 (the "2019 Convertible Notes" and together with the 2017 Convertible Notes and the 2018 Convertible Notes, the "Convertible Unsecured Notes"). The Convertible Unsecured Notes mature upon their respective maturity dates unless previously converted or repurchased in accordance with their terms. We do not have the right to redeem the Convertible Unsecured Notes prior to maturity. The 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes bear interest at a rate of 4.875%, 4.750% and 4.375%, respectively, per year, payable semi-annually.

        In certain circumstances, the Convertible Unsecured Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at their respective conversion rates (listed below as of December 31, 2016) subject to customary anti-dilution adjustments and the requirements of their respective indenture (the "Convertible Unsecured Notes Indentures"). To the extent the 2017 Convertible Notes are converted, we have elected to settle with a combination of cash and shares of our common stock. Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Unsecured Notes only under certain circumstances set forth in the respective Convertible Unsecured Notes Indenture. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Unsecured Notes at any time. In addition, if we engage in certain corporate events as described in their respective Convertible Unsecured Notes Indenture, holders of the Convertible Unsecured Notes may require us to repurchase for cash all or part of the Convertible Unsecured Notes at a repurchase price equal to 100% of the principal amount of the Convertible Unsecured Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

        Certain key terms related to the convertible features for each of the Convertible Unsecured Notes as of December 31, 2016 are listed below.

	2017 Convertible Notes	2018 Convertible Notes	2019 Convertible Notes
Conversion premium	17.5%	17.5%	15.0%
Closing stock price at issuance	$16.46	$16.91	$17.53
Closing stock price date	March 8, 2012	October 3, 2012	July 15, 2013
Conversion price(1)	$18.86	$19.64	$19.99
Conversion rate (shares per one thousand dollar principal amount)(1)	53.0342	50.9054	50.0292
Conversion dates	September 15, 2016	July 15, 2017	July 15, 2018

(1)
Represents conversion price and conversion rate, as applicable, as of December 31, 2016, taking into account certain de minimis adjustments that will be made on the conversion date.

        In February 2016, we repaid in full the February 2016 Convertible Notes upon their maturity. In June 2016, we repaid in full the June 2016 Convertible Notes upon their maturity.

        See "Recent Developments," as well as Note 18 to our consolidated financial statements for the year ended December 31, 2016 for a subsequent event relating to an additional issuance of unsecured convertible notes.

  Unsecured Notes

  2018 Notes

        We have issued $750 million in aggregate principal amount of unsecured notes, which bear interest at a rate of 4.875% per year and mature on November 30, 2018 (the "2018 Notes"). The 2018 Notes require payment of interest semi-annually, and all principal is due upon maturity. These notes are redeemable in whole or in part at any time at our option at a redemption price equal to par plus a "make whole" premium, as determined pursuant to the indenture governing the 2018 Notes, and any accrued and unpaid interest. $600 million in aggregate principal amount of the 2018 Notes were issued at a discount to the principal amount and $150 million in aggregate principal amount of the 2018 Notes were issued at a premium to the principal amount.

  2020 Notes

        We have issued $600 million in aggregate principal amount of unsecured notes, which bear interest at a rate of 3.875% per year and mature on January 15, 2020 (the "2020 Notes"). The 2020 Notes require payment of interest semi-annually, and all principal is due upon maturity. These notes are redeemable in whole or in part at any time at our option at a redemption price equal to par plus a "make whole" premium, if applicable, as determined pursuant to the indenture governing the 2020 Notes, and any accrued and unpaid interest. $400 million in aggregate principal amount of the 2020 Notes were issued at a discount to the principal amount and $200 million in aggregate principal amount of the 2020 Notes were issued at a premium to the principal amount.

  January 2022 Notes

        We have issued $600 million in aggregate principal amount of unsecured notes, which bear interest at a rate of 3.625% per year and mature on January 19, 2022 (the "January 2022 Notes"). The January 2022 Notes require payment of interest semi-annually, and all principal is due upon maturity. These notes are redeemable in whole or in part at any time at our option at a redemption price equal to par plus a "make whole" premium, if applicable, as determined pursuant to the indenture governing the January 2022 Notes, and any accrued and unpaid interest. The January 2022 Notes were issued at a discount to the principal amount.

  October 2022 Notes

        We have issued $183 million in aggregate principal amount of unsecured notes, which bear interest at a rate of 5.875% per year and mature on October 1, 2022 (the "October 2022 Notes"). The October 2022 Notes require payment of interest quarterly and all principal is due upon maturity. These notes are redeemable in whole or in part at any time or from time to time at our option, at a par redemption price of $25.00 per security plus accrued and unpaid interest.

  2047 Notes

        As part of the Allied Acquisition, we assumed $230 million aggregate principal amount of unsecured notes which bear interest at a rate of 6.875% and mature on April 15, 2047 (the "2047 Notes" and together with the 2018 Notes, the 2020 Notes, the January 2022 Notes and the October 2022 Notes, the "Unsecured Notes"). The 2047 Notes require payment of interest quarterly, and all principal is due upon maturity. These notes are redeemable in whole or in part at any time or from time to time at our option, at a par redemption price of $25.00 per security plus accrued and unpaid interest.

        As of December 31, 2016, we were in compliance in all material respects with the terms of the Convertible Unsecured Notes Indentures and the indentures governing the Unsecured Notes.

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

        See Note 5 to our consolidated financial statements for the year ended December 31, 2016 for more information on our debt obligations.

CONTRACTUAL OBLIGATIONS

        A summary of the maturities of our principal amounts of debt and other contractual payment obligations as of December 31, 2016 are as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$571	$—	$—	$571	$—
Revolving Funding Facility	155	—	155	—	—
SMBC Funding Facility	105	—	—	—	105
SBA Debentures	25	—	—	—	25
2017 Convertible Notes	162	162	—	—	—
2018 Convertible Notes	270	—	270	—	—
2019 Convertible Notes	300	—	300	—	—
2018 Notes	750	—	750	—	—
2020 Notes	600	—	—	600	—
January 2022 Notes	600	—	—	—	600
October 2022 Notes	183	—	—	—	183
2047 Notes	230	—	—	—	230
Operating lease obligations	85	9	18	18	40

	$4,036	$171	$1,493	$1,189	$1,183

OFF BALANCE SHEET ARRANGEMENTS

        We have various commitments to fund investments in our portfolio, as described below.

        As of December 31, 2016 and 2015, we had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) our discretion:

	As of December 31,
(in millions)	2016	2015
Total revolving and delayed draw loan commitments	$411	$419
Less: drawn commitments	(81)	(123)

Total undrawn commitments	330	296
Less: commitments substantially at our discretion	(12)	(6)
Less: unavailable commitments due to borrowing base or other covenant restrictions	—	—

Total net adjusted undrawn revolving and delayed draw loan commitments	$318	$290

        Included within the total revolving and delayed draw loan commitments as of December 31, 2016 and 2015 were delayed draw loan commitments totaling $92 million and $149 million, respectively. Our commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels).

        Also included within the total revolving and delayed draw loan commitments as of December 31, 2016 were commitments to issue up to $52 million in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2016, we had $12 million in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For all these letters of credit issued and outstanding, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. None of these letters of credit issued and outstanding are recorded as a liability on our balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company. Of these letters of credit, $11 million expire in 2017 and $1 million expire in 2018.

        We also have commitments to co-invest in the SDLP and the SSLP for our portion of the SDLP's and the SSLP's commitments to fund delayed draw loans to certain portfolio companies of the SDLP and the SSLP. See "Senior Direct Lending Program" and "Senior Secured Loan Program" above and Note 4 to our consolidated financial statements for the year ended December 31, 2016 for more information.

        As of December 31, 2016 and 2015, we were party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

	As of December 31,
(in millions)	2016	2015
Total private equity commitments	$57	$107
Less: funded private equity commitments	(17)	(21)

Total unfunded private equity commitments	40	86
Less: private equity commitments substantially our discretion	(39)	(84)

Total net adjusted unfunded private equity commitments	$1	$2

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

RECENT DEVELOPMENTS

        On January 3, 2017, we completed the American Capital Acquisition in a cash and stock transaction, pursuant to the terms and conditions of the Merger Agreement. Pursuant to the Merger Agreement, American Capital shareholders received approximately $18.06 per share comprised of: (i) $14.41 per share from us consisting of approximately $6.48 per share of cash (including a make-up dividend in the amount of $0.07 per share) and 0.483 shares of our common stock for each American Capital share at a value of $7.93 per American Capital share (based on the closing price per share of our common stock on January 3, 2017), (ii) $2.45 per share of cash from American Capital's previously announced sale of American Capital Mortgage Management, LLC, and (iii) approximately $1.20 per share of cash as transaction support provided by Ares Capital Management LLC, our investment adviser, acting solely on its own behalf. As of January 3, 2017, the transaction was valued at approximately $4.2 billion. In connection with the stock consideration, we issued approximately 112 million shares of our common stock to American Capital's then-existing stockholders (including outstanding in-the-money American Capital stock options), thereby resulting in our then-existing stockholders owning approximately 73.7% of the combined company and then-existing American Capital stockholders owning approximately 26.3% of the combined company.

        In January 2017, we and Ares Capital CP entered into an agreement to amend the Revolving Funding Facility that, among other things, (a) increased the commitments under the Revolving Funding Facility from $540 million to $1.0 billion, (b) extended the reinvestment period from May 14, 2017 to January 3, 2019, (c) extended the stated maturity date from May 14, 2019 to January 3, 2022, (d) modified the interest rate charged on the Revolving Funding Facility from a rate based on LIBOR plus applicable spreads ranging from 2.25% to 2.50% or on a "base rate" (as defined in the agreements governing the Revolving Funding Facility) over applicable spreads ranging from 1.25% to 1.50%, in each case, determined monthly based on the composition of the borrowing base relative to outstanding borrowings under the Revolving Funding Facility, to a rate based on LIBOR plus 2.30% per annum or a "base rate" plus 1.30% per annum, (e) added a commitment termination premium in an amount equal to 1.00% for any commitment reduction prior to January 3, 2018 and 0.50% for any commitment reduction prior to July 3, 2018, and (f) modified certain loan portfolio concentration limits.

        In January 2017, we entered into an agreement to amend and restate the Revolving Credit Facility that, among other things, (a) added a term loan tranche in an amount equal to $382.5 million with stated maturity dates equal to the extended stated maturity dates applicable to the extending revolving lenders, (b) extended the expiration of the revolving period for certain lenders electing to extend their commitments in an amount equal to $1.6 billion from May 4, 2020 to January 4, 2021, during which period we, subject to certain conditions, may make borrowings under the Revolving Credit Facility, (c) extended the stated maturity date for certain lenders electing to extend their revolving commitments in an amount equal to $1.6 billion from May 4, 2021 to January 4, 2022, (d) permitted certain lenders who previously elected not to extend their commitments in an amount equal to $45 million to remain subject to the revolving period and stated maturity in respect of their non-extending commitments applicable to such lenders in the existing revolver, and (e) permitted certain lenders electing not to extend their commitments in an amount equal to $75 million to remain subject to the revolving period and stated maturity in the Revolving Credit Facility prior to this amendment in respect of their non-extending commitments. The total size of the Revolving Credit Facility is $2.1 billion following the amendment and restatement thereof. The Revolving Credit Facility includes an "accordion" feature that allows us, under certain circumstances, to increase the size of the facility by an amount up to $1.0 billion.

        In January 2017, we issued $350 million aggregate principal amount of unsecured convertible notes that mature on February 1, 2022 (the "2022 Convertible Notes"), unless previously converted or repurchased in accordance with their terms. We do not have the right to redeem the 2022 Convertible Notes prior to maturity. In February 2017, the initial purchasers of the 2022 Convertible Notes exercised their option to purchase an additional $38 million aggregate principal amount of the 2022 Convertible Notes bringing the total aggregate principal amount outstanding of the 2022 Convertible Notes to $388 million. The 2022 Convertible Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2017. In certain circumstances, the 2022 Convertible Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 51.5756 shares of common stock per one thousand dollar principal amount of the 2022 Convertible Notes, which was equivalent to an initial conversion price of approximately $19.39 per share of our common stock, subject to customary anti-dilution adjustments. The initial conversion price was approximately 15% above the $16.86 per share closing price of our common stock on January 23, 2017.

        In February 2017, our board of directors authorized an amendment to our stock repurchase program to (a) increase the total authorization under the program from $100 million to $300 million and (b) extend the expiration date of the program from February 28, 2017 to February 28, 2018. Under the stock repurchase program, we may repurchase up to $300 million in the aggregate of our outstanding common stock in the open market at a price per share that meets certain thresholds below our net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors.

        Excluding investment commitments acquired in the American Capital Acquisition, from January 1, 2017 through February 16, 2017, we made new investment commitments of approximately $342 million, of which $324 million were funded. Of these new commitments, 55% were in first lien senior secured loans and 45% were in second lien senior secured loans. Of the approximately $342 million of new investment commitments, 99% were floating rate and 1% were non-interest bearing. The weighted average yield of debt and other income producing securities funded during the period at amortized cost was 8.8%. We may seek to sell all or a portion of these new investment commitments, although there can be no assurance that we will be able to do so.

        From January 1, 2017 through February 16, 2017, we exited approximately $399 million of investment commitments, including $116 million of investment commitments acquired in the American Capital Acquisition. Of the total investment commitments, 40% were first lien senior secured loans, 26% were other equity securities, 20% were second lien senior secured loans and 14% were senior subordinated loans. Of the approximately $399 million of exited investment commitments, 59% were floating rate, 26% were non-interest bearing, 14% were fixed rate and 1% were on non-accrual status. The weighted average yield of debt and other income producing securities exited or repaid during the period at amortized cost was 8.9%. On the approximately $399 million of investment commitments exited from January 1, 2017 through February 16, 2017, we recognized total net realized gains of approximately $3 million.

        In addition, as of February 16, 2017, we had an investment backlog and pipeline of approximately $420 million and $890 million, respectively. Investment backlog includes transactions approved by our investment adviser's investment committee and/or for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore we believe are likely to close. Investment pipeline includes transactions where due diligence and analysis are in process, but no formal mandate, letter of intent or signed commitment have been issued. The consummation of any of the investments in this backlog and pipeline depends upon, among other things, one or more of the following: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. In addition, we may sell all or a portion of these investments and certain of these investments may result in the repayment of existing investments. We cannot assure you that we will make any of these investments or that we will sell all or any portion of these investments.

CRITICAL ACCOUNTING POLICIES

  Basis of Presentation

        The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles, and include the accounts of ours and our consolidated subsidiaries. We are an investment company following accounting and reporting guidance in ASC 946. The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition as of and for the periods presented. All significant intercompany balances and transactions have been eliminated.

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

        See Note 8 to our consolidated financial statements for the year ended December 31, 2016 for more information on our valuation process.

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

        Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management's judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection.

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

  Capital Structuring Service Fees and Other Income

        Our investment adviser seeks to provide assistance to our portfolio companies and in return we may receive fees for capital structuring services. These fees are generally only available to us as a result of our underlying investments, are normally paid at the closing of the investments, are generally non-recurring and are recognized as revenue when earned upon closing of the investment. The services that our investment adviser provides vary by investment, but generally include reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from multiple equity investors, restructuring existing loans, raising equity and debt capital, and providing general financial advice, which concludes upon closing of the investment. Any services of the above nature subsequent to the closing would generally generate a separate fee payable to us. In certain instances where we are invited to participate as a co-lender in a transaction and does not provide significant services in connection with the investment, a portion of loan fees paid to us in such situations will be deferred and amortized over the estimated life of the loan.

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

  Recent Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the guidance in ASU No. 2014-09 and has the same effective date as the original standard. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, an update on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which includes amendments for enhanced clarification of the guidance. Additionally, in December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers (Topic 606), the amendments in this update are of a similar nature to the items typically addressed in the technical corrections and improvements project. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

        In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). The new guidance removed the requirement that investments for which net asset value is determined based on practical expedient reliance be reported utilizing the fair value hierarchy. ASU No. 2015-07 is required to be applied retrospectively for periods beginning after December 15, 2015. We adopted ASU No. 2015-07 as of March 31, 2016 and thereby removed any investments valued in this manner from the fair value disclosures. See Note 8 to our consolidated financial statements for the year ended December 31, 2016 for more information regarding the change in the fair value disclosures.

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

        In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU No. 2016-18 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The application of this guidance is not expected to have a material impact on our consolidated financial statements.

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

        As of December 31, 2016, 81% of the investments at fair value in our portfolio bore interest at variable rates, 9% bore interest at fixed rates, 9% were non-interest earning and 1% were on non-accrual status. Additionally, for the variable rate investments, 68% of these investments contained interest rate floors (representing 55% of total investments at fair value). Also, as of December 31, 2016, all the loans made through the SSLP and SDLP contained interest rate floors. The Facilities all bear interest at variable rates with no interest rate floors, while the SBA Debentures, the Unsecured Notes and the Convertible Unsecured Notes bear interest at fixed rates.

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

        Based on our December 31, 2016, balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$205	$25	$180
Up 200 basis points	$136	$17	$119
Up 100 basis points	$67	$9	$58
Down 100 basis points	$9	$(6)	$15
Down 200 basis points	$8	$(6)	$14
Down 300 basis points	$8	$(6)	$14

(1)
Excludes the impact of income based fees. See Note 3 to our consolidated financial statements for the year ended December 31, 2016 for more information on the income based fees.

        Based on our December 31, 2015, balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$177	$27	$150
Up 200 basis points	$106	$18	$88
Up 100 basis points	$34	$9	$25
Down 100 basis points	$14	$(4)	$18
Down 200 basis points	$14	$(3)	$17
Down 300 basis points	$14	$(3)	$17

(1)
Excludes the impact of income based fees. See Note 3 to our consolidated financial statements for the year ended December 31, 2016 for more information on the income based fees.

Item 8.    Financial Statements And Supplementary Data

        See the Index to Consolidated Financial Statements.

Item 9.    Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

        None.

Item 9A.    Controls And Procedures

        (a)    Evaluation of Disclosure Controls and Procedures.    As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of December 31, 2016, to provide assurance that information that is required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

        (b)    Management's Report on Internal Control over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP.

        Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors;

and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

        Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), management concluded that our internal controls over financial reporting was effective as of December 31, 2016. Our internal controls over financial reporting as of December 31, 2016, has been audited by our independent registered public accounting firm, KPMG LLP, as stated in our report titled "Report of Independent Registered Public Accounting Firm" on page F-2.

        Because of our inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        (c)    Audit Report of the Registered Public Accounting Firm.    Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting which is set forth under the heading "Report of Independent Registered Public Accounting Firm" on page F-2.

        (d)    Changes in Internal Control over Financial Reporting.    There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        Effective as of February 21, 2017, the Company amended its charter to increase the number of shares of common stock it is authorized to issue from 500,000,000 to 600,000,000 shares of common stock. The Company effected the increase by filing Articles of Amendment (the "Amendment") with the State Department of Assessments and Taxation of Maryland.

        A copy of our Articles of Amendment and Restatement, as further amended by the Amendment, is filed as Exhibit 3.1 to this report and incorporated herein by reference.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2017 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2017 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2017 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2017 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2017 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

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

  3.
  Exhibits.

Number	Document
2.1	Agreement and Plan of Merger, dated May 23, 2016, among the Company, American Capital, Orion Acquisition Sub, Inc., Ivy Hill Asset Management, L.P., Ivy Hill Asset Management GP, LLC, American Capital Asset Management, LLC, and solely for the limited purposes set forth therein, Ares Capital Management LLC(1)
3.1	Articles of Amendment and Restatement, as amended*
3.2	Second Amended and Restated Bylaws, as amended(2)
4.1	Form of Stock Certificate(3)
4.2	Form of Subscription Certificate(4)
4.3	Indenture, dated June 16, 2006, between Allied Capital Corporation and The Bank of New York, as trustee(5)
4.4	Form of Note under the Indenture, dated June 16, 2006, between Allied Capital Corporation and The Bank of New York, as trustee(5)
4.5	Third Supplemental Indenture, dated as of March 28, 2007, between Allied Capital Corporation and The Bank of New York, as trustee(6)
4.6	Form of 6.875% Notes due 2047(6)
4.7	Fourth Supplemental Indenture, dated as of April 1, 2010, among Ares Capital Corporation, Allied Capital Corporation and The Bank of New York Mellon, as trustee(7)
4.8	Indenture, dated as of October 21, 2010, between Ares Capital Corporation and U.S. Bank National Association, as trustee(8)
4.9	Third Supplemental Indenture, dated as of September 25, 2012, relating to the 5.875% Senior Notes due 2022, between Ares Capital Corporation and U.S. Bank National Association, as trustee(9)
4.10	Form of 5.875% Senior Notes due 2022(9)
4.11	Fourth Supplemental Indenture, dated as of November 19, 2013, relating to the 4.875% Senior Notes due 2018, between Ares Capital Corporation and U.S. Bank National Association, as trustee(10)
4.12	Form of 4.875% Senior Notes due 2018(10)
4.13	Fifth Supplemental Indenture, dated as of November 21, 2014, relating to the 3.875% Notes due 2020, between Ares Capital Corporation and U.S. Bank National Association, as trustee(11)

Number	Document
4.14	Form of 3.875% Notes due 2020(11)
4.15	Sixth Supplemental Indenture, dated as of September 9, 2016, relating to the 3.625% Notes due 2022, between Ares Capital Corporation and U.S. Bank National Association, as trustee(12)
4.16	Form of 3.625% Notes due 2022(12)
4.17	Indenture, dated as of March 14, 2012, between Ares Capital Corporation and U.S. Bank National Association, as trustee(13)
4.18	Form of 4.875% Convertible Senior Notes due 2017(13)
4.19	Indenture, dated as of October 10, 2012, between Ares Capital Corporation and U.S. Bank National Association, as trustee(14)
4.20	Form of 4.75% Convertible Senior Notes due 2018(14)
4.21	Indenture, dated as of July 19, 2013, between Ares Capital Corporation and U.S. Bank National Association, as trustee(15)
4.22	Form of 4.375% Convertible Senior Notes due 2019(15)
4.23	Indenture, dated as of January 27, 2017, between Ares Capital Corporation and U.S. Bank National Association, as trustee(16)
4.24	Form of 3.75% Convertible Senior Notes due 2022(16)
10.1	Dividend Reinvestment Plan of Ares Capital Corporation(17)
10.2	Restated Investment Advisory and Management Agreement, dated as of June 6, 2011, between Ares Capital Corporation and Ares Capital Management LLC(18)
10.3	Amended and Restated Administration Agreement, dated as of June 1, 2007, between Ares Capital Corporation and Ares Operations LLC(19)
10.4	Amended and Restated Custodian Agreement, dated as of May 15, 2009, between Ares Capital Corporation and U.S. Bank National Association(20)
10.5	Amendment No. 1, dated as of December 19, 2014, to the Amended and Restated Custodian Agreement dated as of May 15, 2009, by and among Ares Capital Corporation and U.S. Bank National Association(21)
10.6	Trademark License Agreement between Ares Capital Corporation and Ares Management LLC(22)
10.7	Form of Indemnification Agreement between Ares Capital Corporation and directors and certain officers(23)
10.8	Form of Indemnification Agreement between Ares Capital Corporation and members of Ares Capital Management LLC investment committee(23)
10.9	Amended and Restated Purchase and Sale Agreement, dated as of January 22, 2010, among Ares Capital Corporation, as seller, and Ares Capital CP Funding Holdings LLC, as purchaser(24)
10.10	Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated as of June 7, 2012, among Ares Capital Corporation, as seller, and Ares Capital CP Funding Holdings LLC, as purchaser(25)

Number	Document
10.11	Second Tier Purchase and Sale Agreement, dated as of January 22, 2010, among Ares Capital CP Funding Holdings LLC, as seller, and Ares Capital CP Funding LLC, as purchaser(24)
10.12	Amendment No. 1 to Second Tier Purchase and Sale Agreement, dated as of June 7, 2012, among Ares Capital CP Funding Holdings LLC, as seller, and Ares Capital CP Funding LLC, as purchaser(25)
10.13
Amended and Restated Sale and Servicing Agreement, dated as of January 22, 2010, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer, Wachovia Bank, National Association, as note purchaser, U.S. Bank National Association, as trustee and collateral custodian, and Wells Fargo Securities, LLC, as agent(24)
10.14
Amendment No. 1 to the Amended and Restated Sale and Servicing Agreement, dated as of May 6, 2010, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer, Wells Fargo Bank, National Association, as successor by merger to Wachovia Bank as note purchaser, U.S. Bank, National Association, as trustee and collateral custodian, and Wells Fargo Securities LLC, as agent(26)
10.15
Amendment No. 2 to the Amended and Restated Sale and Servicing Agreement, dated as of January 18, 2011, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer, Wells Fargo Bank, National Association, as successor by merger to Wachovia Bank as note purchaser, U.S. Bank National Association, as trustee and collateral custodian, and Wells Fargo Securities, LLC, as agent(27)
10.16
Amendment No. 3 to the Amended and Restated Sale and Servicing Agreement, dated as of October 13, 2011, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and as transferor, Wells Fargo Bank, National Association (as successor by merger to Wachovia Bank, National Association), as note purchaser, U.S. Bank National Association, as trustee, collateral custodian and bank and Wells Fargo Securities, LLC, as agent(28)
10.17
Amendment No. 4 to the Amended and Restated Sale and Servicing Agreement, dated as of January 18, 2012, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Wells Fargo Bank, National Association (as successor by merger to Wachovia Bank, National Association), as note purchaser, Wells Fargo Securities, LLC, as agent, and U.S. Bank National Association, as collateral custodian, trustee and bank(29)
10.18
Amendment No. 5 to the Amended and Restated Sale and Servicing Agreement, dated as of June 7, 2012, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Wells Fargo Bank, National Association (as successor by merger to Wachovia Bank, National Association), as note purchaser, Wells Fargo Securities, LLC, as agent, and U.S. Bank National Association, as collateral custodian, trustee and bank(25)
10.19
Amendment No. 6 to Loan and Servicing Agreement, dated as of January 25, 2013, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Wells Fargo Securities, LLC, as agent, Wells Fargo Bank, National Association, as swingline lender, and the other lenders party thereto(30)

Number	Document
10.20	Omnibus Amendment, dated as of May 14, 2014, among Ares Capital CP Funding LLC, Ares Capital CP Funding Holdings LLC, Ares Capital Corporation, Wells Fargo Bank, National Association, as swingline lender and as a lender, Wells Fargo Securities, LLC, as agent, and U.S. Bank National Association, as trustee, bank and collateral custodian (amending the Loan and Servicing Agreement, dated as of January 22, 2010, the Amended and Restated Purchase and Sale Agreement, dated as of January 22, 2010, and the Second Tier Purchase and Sale Agreement, dated as of January 22, 2010)(31)
10.21
Amendment No. 8 to the Loan and Servicing Agreement, dated as of January 3, 2017, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Wells Fargo Securities, LLC, as agent, and Wells Fargo Bank, National Association, as swingline lender, and the other lenders party thereto(32)
10.22
Seventh Amended and Restated Senior Secured Revolving Credit Agreement, dated as of January 4, 2017, among Ares Capital Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent(32)
10.23
Loan and Servicing Agreement, dated as of January 20, 2012, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, collateral agent and lender, and U.S. Bank National Association, as collateral custodian and bank(33)
10.24	Purchase and Sale Agreement, dated as of January 20, 2012, between Ares Capital JB Funding LLC, as purchaser, and Ares Capital Corporation, as seller(33)
10.25
Omnibus Amendment No. 1, dated as of September 14, 2012, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012, and the Purchase and Sale Agreement, dated as of January 20, 2012)(34)
10.26
Omnibus Amendment No. 2, dated as of December 20, 2013, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012, and the Purchase and Sale Agreement, dated as of January 20, 2012)(35)
10.27
Omnibus Amendment No. 3, dated as of June 20, 2015, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012, and the Purchase and Sale Agreement, dated as of January 20, 2012)(36)
10.28	Transaction Support and Fee Waiver Agreement, dated May 23, 2016, between Ares Capital Corporation and Ares Capital Management LLC(1)
10.29	Form of Underwriting Agreement for Equity Securities(37)
10.30	Form of Underwriting Agreement for Debt Securities(38)
11.1	Statement of Computation of Per Share Earnings(39)
21.1	Subsidiaries of Ares Capital Corporation*

Number	Document
31.1	Certification by President pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Financial Statements of Senior Secured Loan Fund LLC as of and for the years ended December 31, 2016 and December 31, 2015 (audited)*

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

(4)
Incorporated by reference to Exhibit (d)(4) to the Company's pre effective Amendment No. 2 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-149139), filed on April 9, 2008.

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

(10)
Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company's Form 8-K (File No. 814-00663), filed on November 19, 2013.

(11)
Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company's Form 8-K (File No. 814-00663), filed on November 21, 2014.

(12)
Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company's Form 8-K (File No. 814-00663), filed on September 19, 2016.

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

(14)
Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company's Form 8-K (File No. 814-00663), filed on October 10, 2012.

(15)
Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company's Form 8-K (File No. 814-00663), filed on July 19, 2013.

(16)
Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company's Form 8-K (File No. 814-00663), filed on January 27, 2017.

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

(22)
Incorporated by reference to Exhibit (j) to the Company's pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-158211), filed on May 28, 2009.

(23)
Incorporated by reference to Exhibits (k)(3) and (k)(4), as applicable, to the Company's Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-188175), filed on April 26, 2013.

(24)
Incorporated by reference to Exhibits 10.2 through 10.4, as applicable, to the Company's Form 8-K (File No. 814-00663), filed on January 25, 2010.

(25)
Incorporated by reference to Exhibits 10.1 through 10.3, as applicable, to the Company's Form 8-K (File No. 814-0663), filed on June 8, 2012.

(26)
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

(29)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663), filed on January 19, 2012.

(30)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663), filed on January 28, 2013.

(31)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663), filed on May 15, 2014.

(32)
Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company's Form 8-K (File No. 814-00663), filed on January 4, 2017.

(33)
Incorporated by reference to Exhibit 10.1 and 10.2, as applicable, to the Company's Form 8-K (File No. 814-00663), filed on January 24, 2012.

(34)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663), filed on September 17, 2012.

(35)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663), filed on December 23, 2013.

(36)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663), filed on July 1, 2015.

(37)
Incorporated by reference to Exhibit 99.(7)(a) to the Company's pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-14 (File No. 333-212604), filed on September 16, 2016

(38)
Incorporated by reference to Exhibit (h)(1) to the Company's Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-212788), filed on August 1, 2016.

(39)
Included in Note 10 to the Company's Notes to Consolidated Financial Statements filed herewith.

Item 16.    Form 10-K Summary

        None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ares Capital Corporation:

        We have audited the accompanying consolidated balance sheet of Ares Capital Corporation (and subsidiaries) (the Company) as of December 31, 2016 and 2015, including the consolidated schedule of investments as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders' equity, and cash flows, and the financial highlights (included in note 14), for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities as of December 31, 2016 and 2015, by correspondence with custodians, or by other appropriate audit procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ares Capital Corporation (and subsidiaries) as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ares Capital Corporation's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2017 expressed as an unqualified opinion on the effectiveness of Ares Capital Corporation's internal control over financial reporting.

        As explained in note 8 to the consolidated financial statements, the accompanying consolidated financial statements include investments valued at $8.8 billion (171% of net assets), whose fair values have been estimated by the Board of Directors and management in the absence of readily determinable fair values. Such estimates are based on financial and other information provided by management of its portfolio companies, pertinent market and industry data, as well as input from independent valuation firms. These investments are valued in accordance with FASB ASC 820, Fair Value Measurement, which requires the Company to assume that the portfolio investments are sold in a principal market to market participants. The Company has considered its principal market as the market in which the Company exits its portfolio investments with the greatest volume and level of activity. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to these valuation techniques are observable or unobservable. $8.8 billion of investments at December 31, 2016 are valued based on unobservable inputs. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, they may fluctuate significantly over short periods of time. These determinations of fair value could differ materially from the values that would have been utilized had a ready market for these investments existed.

/s/ KPMG LLP

Los Angeles, California
February 22, 2017

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ares Capital Corporation:

        We have audited Ares Capital Corporation's (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ares Capital Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Ares Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Ares Capital Corporation (and subsidiaries) as of December 31, 2016 and 2015, including the consolidated schedule of investments as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders' equity, and cash flows, and the financial highlights (included in note 14), for each of the years in the three-year period ended December 31, 2016, and our report dated February 22, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Los Angeles, California
February 22, 2017

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except per share data)

	As of December 31,
	2016	2015
ASSETS
Investments at fair value
Non-controlled/non-affiliate company investments	$5,940	$6,482
Non-controlled affiliate company investments	185	195
Controlled affiliate company investments	2,695	2,379

Total investments at fair value (amortized cost of $9,034 and $9,148, respectively)	8,820	9,056
Cash and cash equivalents	223	257
Interest receivable	112	138
Receivable for open trades	29	—
Other assets	61	56

Total assets	$9,245	$9,507

LIABILITIES
Debt	$3,874	$4,114
Base management fees payable	34	34
Income based fees payable	32	31
Capital gains incentive fees payable	38	42
Accounts payable and other liabilities	58	61
Interest and facility fees payable	44	51
Payable for open trades	—	1

Total liabilities	4,080	4,334
Commitments and contingencies (Note 7)
STOCKHOLDERS' EQUITY
Common stock, par value $0.001 per share, 500 common shares authorized; 314 and 314 common shares issued and outstanding, respectively	—	—
Capital in excess of par value	5,292	5,318
Accumulated undistributed (overdistributed) net investment income	37	(1)
Accumulated net realized gains (losses) on investments, foreign currency transactions, extinguishment of debt and other assets	57	(53)
Net unrealized losses on investments, foreign currency and other transactions	(221)	(91)

Total stockholders' equity	5,165	5,173

Total liabilities and stockholders' equity	$9,245	$9,507

NET ASSETS PER SHARE	$16.45	$16.46

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share data)

	For the Years Ended December 31,
	2016	2015	2014
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest income from investments	$549	$508	$439
Capital structuring service fees	90	70	72
Dividend income	35	19	28
Other income	14	13	17

Total investment income from non-controlled/non-affiliate company investments	688	610	556
From non-controlled affiliate company investments:
Interest income from investments	16	14	12
Capital structuring service fees	1	3	2
Dividend income	—	4	6
Other income	—	—	1

Total investment income from non-controlled affiliate company investments	17	21	21
From controlled affiliate company investments:
Interest income from investments	241	295	290
Capital structuring service fees	8	22	39
Dividend income	40	51	51
Management and other fees	16	24	25
Other income	2	2	7

Total investment income from controlled affiliate company investments	307	394	412

Total investment income	1,012	1,025	989

EXPENSES:
Interest and credit facility fees	186	227	216
Base management fees	137	134	128
Income based fees	123	121	118
Capital gain incentive fees	(5)	(27)	30
Administrative fees	14	14	14
Professional fees and other costs related to the American Capital Acquisition	15	—	—
Other general and administrative	27	30	27

Total expenses	497	499	533

NET INVESTMENT INCOME BEFORE INCOME TAXES	515	526	456
Income tax expense, including excise tax	21	18	18

NET INVESTMENT INCOME	494	508	438
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS, FOREIGN CURRENCY AND OTHER TRANSACTIONS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	66	95	59
Non-controlled affiliate company investments	14	26	77
Controlled affiliate company investments	30	—	(44)
Foreign currency transactions	—	6	2

Net realized gains	110	127	94
Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	(179)	(149)	(30)
Non-controlled affiliate company investments	14	(8)	18
Controlled affiliate company investments	40	(91)	69
Foreign currency and other transactions	(5)	2	2

Net unrealized gains (losses)	(130)	(246)	59

Net realized and unrealized gains (losses) on investments, foreign currency and other transactions	(20)	(119)	153
REALIZED LOSSES ON EXTINGUISHMENT OF DEBT	—	(10)	—

NET INCREASE IN STOCKHOLDERS' EQUITY RESULTING FROM OPERATIONS	$474	$379	$591

BASIC AND DILUTED EARNINGS PER COMMON SHARE (see Note 10)	$1.51	$1.20	$1.94

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING (see Note 10)	314	314	305

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2016
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Investment Funds and Vehicles
HCI Equity, LLC(8)(9)(10)	Investment company	Member interest (100.00% interest)		4/1/2010	$—	$0.1

Imperial Capital Private Opportunities, LP(10)(25)	Investment partnership	Limited partnership interest (80.00% interest)		5/10/2007	4.0	16.8	(2)

Partnership Capital Growth Fund I, L.P.(10)	Investment partnership	Limited partnership interest (25.00% interest)		6/16/2006	—	0.1	(2)

Partnership Capital Growth Investors III, L.P.(10)(25)	Investment partnership	Limited partnership interest (2.50% interest)		10/5/2011	2.7	3.2	(2)

PCG-Ares Sidecar Investment II, L.P.(10)(25)	Investment partnership	Limited partnership interest (100.00% interest)		10/31/2014	7.5	12.5	(2)

PCG-Ares Sidecar Investment, L.P.(10)(25)	Investment partnership	Limited partnership interest (100.00% interest)		5/22/2014	3.4	4.2	(2)

Piper Jaffray Merchant Banking Fund I, L.P.(10)(25)	Investment partnership	Limited partnership interest (2.00% interest)		8/16/2012	1.7	1.5

Senior Direct Lending Program, LLC(8)(10)(27)	Co-investment vehicle	Subordinated certificates ($269.8 par due 12/2036)(21)	9.00% (Libor + 8.00%/Q)(21)	7/27/2016	269.8	269.8
		Member interest (87.50% interest)		7/27/2016	—	—

					269.8	269.8

Senior Secured Loan Fund LLC(8)(11)(26)	Co-investment vehicle	Subordinated certificates ($2,004.0 par due 12/2024)(20)	9.00% (Libor + 8.00%/M)(20)	10/30/2009	1,938.4	1,914.2
		Member interest (87.50% interest)		10/30/2009	—	—

					1,938.4	1,914.2

VSC Investors LLC(10)	Investment company	Membership interest (1.95% interest)		1/24/2008	0.3	1.2	(2)

					2,227.8	2,223.6		43.05%

Healthcare Services
Absolute Dental Management LLC and ADM Equity, LLC	Dental services provider	First lien senior secured loan ($18.8 par due 1/2022)	9.06% (Libor + 8.06%/Q)	1/5/2016	18.8	17.8	(3)(19)
		First lien senior secured loan ($5.0 par due 1/2022)	9.06% (Libor + 8.06%/Q)	1/5/2016	5.0	4.8	(4)(19)
		Class A preferred units (4,000,000 units)		1/5/2016	4.0	0.8	(2)
		Class A common units (4,000,000 units)		1/5/2016	—	0.8	(2)

					27.8	24.2

ADCS Billings Intermediate Holdings, LLC(24)	Dermatology practice	First lien senior secured revolving loan ($1.6 par due 5/2022)	8.50% (Base Rate + 4.75%/Q)	5/18/2016	1.6	1.6	(2)(19)(23)

ADG, LLC and RC IV GEDC Investor LLC(24)	Dental services provider	First lien senior secured revolving loan ($2.0 par due 9/2022)	5.75% (Libor + 4.75%/Q)	9/28/2016	2.0	2.0	(2)(19)
		Second lien senior secured loan ($87.5 par due 3/2024)	10.00% (Libor + 9.00%/Q)	9/28/2016	87.5	87.5	(2)(19)
		Membership units (3,000,000 units)		9/28/2016	3.0	3.0	(2)

					92.5	92.5

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Alegeus Technologies Holdings Corp.	Benefits administration and transaction processing provider	Preferred stock (2,997 shares)		12/13/2013	3.1	2.2
		Common stock (3 shares)		12/13/2013	—	—

					3.1	2.2

Argon Medical Devices, Inc.	Manufacturer and marketer of single-use specialty medical devices	Second lien senior secured loan ($9.0 par due 6/2022)	10.50% (Libor + 9.50%/Q)	12/23/2015	8.8	9.0	(2)(19)

AwarePoint Corporation	Healthcare technology platform developer	First lien senior secured loan ($8.8 par due 6/2018)	11.50% (Libor + 10.50%/M)	9/5/2014	8.6	8.8	(2)(19)
		Warrant to purchase up to 3,213,367 shares of Series 1 preferred stock (expires 9/2024)		11/14/2014	—	0.6	(2)

					8.6	9.4

CCS Intermediate Holdings, LLC and CCS Group Holdings, LLC(24)	Correctional facility healthcare operator	First lien senior secured revolving loan ($3.8 par due 7/2019)	5.00% (Libor + 4.00%/Q)	7/23/2014	3.8	3.2	(2)(19)(23)
		First lien senior secured revolving loan ($1.6 par due 7/2019)	6.75% (Base Rate + 3.00%/Q)	7/23/2014	1.6	1.4	(2)(19)(23)
		First lien senior secured loan ($6.6 par due 7/2021)	5.00% (Libor + 4.00%/Q)	7/23/2014	6.6	5.6	(2)(19)
		Second lien senior secured loan ($135.0 par due 7/2022)	9.38% (Libor + 8.38%/Q)	7/23/2014	134.0	101.3	(2)(19)
		Class A units (601,937 units)		8/19/2010	—	0.1	(2)

					146.0	111.6

Correctional Medical Group Companies, Inc.	Correctional facility healthcare operator	First lien senior secured loan ($3.1 par due 9/2021)	9.38% (Libor + 8.38%/Q)	9/29/2015	3.1	3.0	(2)(19)
		First lien senior secured loan ($48.8 par due 9/2021)	9.38% (Libor + 8.38%/Q)	9/29/2015	48.8	47.8	(3)(19)

					51.9	50.8

D4C Dental Brands HoldCo, Inc. and Bambino Group Holdings, LLC(24)	Dental services provider	Class A preferred units (1,000,000 units)		12/21/2016	1.0	1.0	(2)

DCA Investment Holding, LLC(24)	Multi-branded dental practice management	First lien senior secured revolving loan ($2.1 par due 7/2021)	8.00% (Base Rate + 4.25%/Q)	7/2/2015	2.1	2.0	(2)(19)(23)
		First lien senior secured loan ($18.9 par due 7/2021)	6.25% (Libor + 5.25%/Q)	7/2/2015	18.8	18.5	(4)(19)

					20.9	20.5

DNAnexus, Inc.	Bioinformatics company	First lien senior secured loan ($9.7 par due 10/2018)	9.25% (Libor + 8.25%/M)	3/21/2014	9.5	9.7	(2)(19)
		Warrant to purchase up to 909,092 units of Series C preferred stock (expires 3/2024)		3/21/2014	—	0.1	(2)

					9.5	9.8

Global Healthcare Exchange, LLC and GHX Ultimate Parent Corp.	On-demand supply chain automation solutions provider	Second lien senior secured loan ($47.5 par due 8/2023)	9.75% (Libor + 8.75%/Q)	8/18/2016	46.8	47.5	(2)(19)
		Class A common stock (1,788 shares)		3/11/2014	1.8	1.8	(2)
		Class B common stock (980 shares)		3/11/2014	—	5.5	(2)

					48.6	54.8

Greenphire, Inc. and RMCF III CIV XXIX, L.P(24)	Software provider for clinical trial management	First lien senior secured loan ($1.5 par due 12/2018)	9.00% (Libor + 8.00%/M)	12/19/2014	1.5	1.5	(2)(19)
		First lien senior secured loan ($3.6 par due 12/2018)	9.00% (Libor + 8.00%/M)	12/19/2014	3.6	3.6	(2)(19)
		Limited partnership interest (99.90% interest)		12/19/2014	1.0	1.2	(2)

					6.1	6.3

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Hygiena Borrower LLC(24)	Adenosine triphosphate testing technology provider	Second lien senior secured loan ($10.0 par due 8/2023)	10.00% (Libor + 9.00%/Q)	8/26/2016	10.0	10.0	(2)(19)

INC Research Mezzanine Co-Invest, LLC	Pharmaceutical and biotechnology consulting services	Common stock (13,252 shares)		9/27/2010	—	0.7	(2)

Intermedix Corporation	Revenue cycle management provider to the emergency healthcare industry	Second lien senior secured loan ($112.0 par due 6/2020)	9.25% (Libor + 8.25%/Q)	12/27/2012	112.0	108.6	(2)(19)

MC Acquisition Holdings I, LLC	Healthcare professional provider	Class A units (1,338,314 shares)		1/17/2014	1.3	1.2	(2)

MW Dental Holding Corp.(24)	Dental services provider	First lien senior secured revolving loan ($1.5 par due 4/2018)	9.00% (Libor + 7.50%/Q)	4/12/2011	1.5	1.5	(2)(19)
		First lien senior secured loan ($44.9 par due 4/2018)	9.00% (Libor + 7.50%/Q)	4/12/2011	44.9	44.9	(2)(19)
		First lien senior secured loan ($47.3 par due 4/2018)	9.00% (Libor + 7.50%/Q)	4/12/2011	47.3	47.3	(3)(19)
		First lien senior secured loan ($19.5 par due 4/2018)	9.00% (Libor + 7.50%/Q)	4/12/2011	19.5	19.5	(4)(19)

					113.2	113.2

My Health Direct, Inc.(24)	Healthcare scheduling exchange software solution provider	First lien senior secured revolving loan ($0.5 par due 9/2017)	8.75% (Base Rate + 5.00%/M)	9/18/2014	0.5	0.5	(2)(19)
		First lien senior secured loan ($1.3 par due 1/2018)	10.75%	9/18/2014	1.3	1.3	(2)
		Warrant to purchase up to 4,548 shares of Series D preferred stock (expires 9/2024)		9/18/2014	—	—	(2)

					1.8	1.8

New Trident Holdcorp, Inc.	Outsourced mobile diagnostic healthcare service provider	Second lien senior secured loan ($80.0 par due 7/2020)	10.75% (Libor + 9.50%/Q)	8/6/2013	79.1	80.0	(2)(19)

NMSC Holdings, Inc. and ASP NAPA Holdings, LLC	Anesthesia management services provider	Second lien senior secured loan ($72.8 par due 10/2023)	11.00% (Libor + 10.00%/Q)	4/19/2016	72.8	72.8	(2)(19)
		Class A units (25,277 units)		4/19/2016	2.5	2.4	(2)

					75.3	75.2

Nodality, Inc.	Biotechnology company	First lien senior secured loan ($2.3 par due 8/2016)		11/12/2015	2.1	0.4	(2)(18)
		First lien senior secured loan ($10.9 par due 8/2016)		4/25/2014	9.7	2.0	(2)(18)
		Warrant to purchase up to 3,736,255 shares of common stock (expires 3/2026)		3/15/16	—	—	(2)

					11.8	2.4

NSM Sub Holdings Corp.(24)	Provider of customized mobility, rehab and adaptive seating systems	First lien senior secured revolving loan ($0.6 par due 10/2022)	6.00% (Libor + 5.00%/Q)	10/3/2016	0.6	0.6	(2)(19)
		First lien senior secured revolving loan ($0.3 par due 10/2022)	7.75% (Base Rate + 4.00%/Q)	10/3/2016	0.3	0.3	(2)(19)

					0.9	0.9

nThrive, Inc. (fka Precyse Acquisition Corp.)	Provider of healthcare information management technology and services	Second lien senior secured loan ($10.0 par due 4/2023)	10.75% (Libor + 9.75%/Q)	4/20/2016	9.6	10.0	(2)(19)

OmniSYS Acquisition Corporation, OmniSYS, LLC, and OSYS Holdings, LLC(24)	Provider of technology-enabled solutions to pharmacies	First lien senior secured loan ($5.9 par due 11/2018)	8.50% (Libor + 7.50%/Q)	11/21/2013	5.9	5.9	(4)(19)
		Limited liability company membership interest (1.57%)		11/21/2013	1.0	0.7	(2)

					6.9	6.6

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Patterson Medical Supply, Inc.	Distributor of rehabilitation supplies and equipment	Second lien senior secured loan ($78.0 par due 8/2023)	9.50% (Libor + 8.50%/Q)	9/2/2015	76.1	78.0	(2)(19)

PerfectServe, Inc.	Communications software platform provider for hospitals and physician practices	First lien senior secured loan ($9.0 par due 3/2020)	9.00% (Libor + 8.00%/M)	9/15/2015	8.7	9.0	(2)(19)
		First lien senior secured loan ($2.0 par due 6/2020)	9.00% (Libor + 8.00%/M)	9/15/2015	2.0	2.0	(2)(19)
		First lien senior secured loan ($3.0 par due 6/2021)	9.00% (Libor + 8.00%/M)	9/15/2015	3.0	3.0	(2)(19)
		Warrant to purchase up to 28,428 shares of Series C preferred stock (expires 9/2025)		9/15/2015	0.2	0.3	(2)
		Warrant to purchase up to 34,113 units of Series C preferred stock (expires 12/2023)		12/26/2013	—	0.3	(2)

					13.9	14.6

PhyMED Management LLC	Provider of anesthesia services	Second lien senior secured loan ($47.2 par due 5/2021)	9.75% (Libor + 8.75%/Q)	12/18/2015	46.6	45.8	(2)(19)

Respicardia, Inc.	Developer of implantable therapies to improve cardiovascular health	Warrant to purchase up to 99,094 shares of Series C preferred stock (expires 6/2022)		6/28/2012	—	—	(2)

Sarnova HC, LLC, Tri-Anim Health Services, Inc., and BEMS Holdings, LLC	Distributor of emergency medical service and respiratory products	Second lien senior secured loan ($54.0 par due 7/2022)	10.50% (Libor + 9.50%/Q)	1/29/2016	54.0	54.0	(2)(19)

Transaction Data Systems, Inc.	Pharmacy management software provider	Second lien senior secured loan ($7.8 par due 6/2022)	10.00% (Libor + 9.00%/Q)	6/15/2015	7.8	7.8	(2)(19)
		Second lien senior secured loan ($27.5 par due 6/2022)	10.00% (Libor + 9.00%/Q)	6/15/2015	27.5	27.5	(2)(19)

					35.3	35.3

U.S. Anesthesia Partners, Inc.	Anesthesiology service provider	Second lien senior secured loan ($23.5 par due 9/2020)	10.25% (Libor + 9.25%/Q)	12/14/2015	23.5	23.5	(2)(19)
		Second lien senior secured loan ($50.0 par due 9/2020)	10.25% (Libor + 9.25%/Q)	9/24/2014	50.0	50.0	(2)(19)

					73.5	73.5

Urgent Cares of America Holdings I, LLC and FastMed Holdings I, LLC(24)	Operator of urgent care clinics	First lien senior secured loan ($13.9 par due 12/2022)	7.00% (Libor + 6.00%/Q)	12/1/2015	13.9	12.6	(2)(19)
		First lien senior secured loan ($54.2 par due 12/2022)	7.00% (Libor + 6.00%/Q)	12/1/2015	54.2	49.3	(2)(19)
		Preferred units (7,696,613 units)		6/11/2015	7.7	9.4
		Series A common units (2,000,000 units)		6/11/2015	2.0	0.1
		Series C common units (1,026,866 units)		6/11/2015	—	—

					77.8	71.4

Vertice Pharma UK Parent Limited	Manufacturer and distributor of generic pharmaceutical products	Preferred shares (40,662 shares)		12/21/2015	0.4	0.4	(9)

Young Innovations, Inc.	Dental supplies and equipment manufacturer	Second lien senior secured loan ($31.4 par due 7/2019)	10.25% (Libor + 9.25%/Q)	10/18/2016	31.4	31.4	(2)(19)
		Second lien senior secured loan ($55.0 par due 7/2019)	10.25% (Libor + 9.25%/Q)	5/30/2014	55.0	55.0	(2)(19)

					86.4	86.4

					1,312.3	1,263.7		24.47%

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Business Services
Accruent, LLC and Athena Parent, Inc.(24)	Real estate and facilities management software provider	First lien senior secured revolving loan ($0.3 par due 5/2022)	8.00% (Base Rate + 4.25%/Q)	5/16/2016	0.3	0.3	(2)(19)
		Second lien senior secured loan ($10.5 par due 11/2022)	12.50% (Base Rate + 8.75%/Q)	9/19/2016	10.5	10.5	(2)(19)
		Second lien senior secured loan ($42.5 par due 11/2022)	10.75% (Libor + 9.75%/Q)	9/19/2016	42.5	42.5	(2)(19)
		Series A preferred stock (778 shares)		9/19/2016	0.8	0.8	(2)
		Common stock (3,000 shares)		5/16/2016	3.0	3.1	(2)

					57.1	57.2

Acrisure, LLC, Acrisure Investors FO, LLC and Acrisure Investors SO, LLC(24)	Retail insurance advisor and brokerage	Second lien senior secured loan ($88.6 par due 11/2024)	10.25% (Libor + 9.25%/Q)	11/22/2016	88.6	88.6	(2)(19)
		Membership interests (8,502,697 units)		11/18/2016	8.5	8.5	(2)
		Membership interests (2,125,674 units)		11/18/2016	2.1	2.1	(2)

					99.2	99.2

Brandtone Holdings Limited(9)	Mobile communications and marketing services provider	First lien senior secured loan ($4.7 par due 11/2018)		5/11/2015	4.5	—	(2)(18)
		First lien senior secured loan ($3.1 par due 2/2019)		5/11/2015	3.0	—	(2)(18)
		Warrant to purchase up to 184,003 units of Series Three participating convertible preferred shares (expires 8/2026)		5/11/2015	—	—	(2)

					7.5	—

CallMiner, Inc.	Provider of cloud-based conversational analytics solutions	Second lien senior secured loan ($2.1 par due 5/2018)	10.50% (Libor + 9.50%/M)	7/23/2014	2.1	2.1	(2)(19)
		Second lien senior secured loan ($1.2 par due 8/2018)	10.50% (Libor + 9.50%/M)	7/23/2014	1.2	1.2	(2)(19)
		Warrant to purchase up to 2,350,636 shares of Series 1 preferred stock (expires 7/2024)		7/23/2014	—	—	(2)

					3.3	3.3

CIBT Investment Holdings, LLC	Expedited travel document processing services	Class A shares (2,500 shares)		12/15/2011	2.5	5.9	(2)

CMW Parent LLC (fka Black Arrow, Inc.)	Multiplatform media firm	Series A units (32 units)		9/11/2015	—	—	(2)

Command Alkon, Incorporated and CA Note Issuer, LLC	Software solutions provider to the ready-mix concrete industry	Second lien senior secured loan ($10.0 par due 8/2020)	9.25% (Libor + 8.25%/Q)	9/28/2012	10.0	10.0	(2)(19)
		Second lien senior secured loan ($11.5 par due 8/2020)	9.44% (Libor + 8.25%/Q)	9/28/2012	11.5	11.5	(2)(19)
		Second lien senior secured loan ($26.5 par due 8/2020)	9.25% (Libor + 8.25%/Q)	9/28/2012	26.5	26.5	(2)(19)
		Senior subordinated loan ($23.3 par due 8/2021)	14.00% PIK	8/8/2014	23.3	23.3	(2)

					71.3	71.3

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Compuware Parent, LLC	Web and mobile cloud performance testing and monitoring services provider	Class A-1 common stock (4,132 units)		12/15/2014	2.3	2.0	(2)
		Class B-1 common stock (4,132 units)		12/15/2014	0.5	0.4	(2)
		Class C-1 common stock (4,132 units)		12/15/2014	0.3	0.3	(2)
		Class A-2 common stock (4,132 units)		12/15/2014	—	—	(2)
		Class B-2 common stock (4,132 units)		12/15/2014	—	—	(2)
		Class C-2 common stock (4,132 units)		12/15/2014	—	—	(2)

					3.1	2.7

Directworks, Inc. and Co-Exprise Holdings, Inc.	Provider of cloud-based software solutions for direct materials sourcing and supplier management for manufacturers	First lien senior secured loan ($1.9 par due 4/2018)	10.25% (Libor + 9.25%/M)	12/19/2014	1.9	1.7	(2)(19)
		Warrant to purchase up to 1,875,000 shares of Series 1 preferred stock (expires 12/2024)		12/19/2014	—	—	(2)

					1.9	1.7

DTI Holdco, Inc. and OPE DTI Holdings, Inc.(24)	Provider of legal process outsourcing and managed services	First lien senior secured loan ($4.2 par due 9/2023)	6.25% (Libor + 5.25%/Q)	9/23/2016	4.1	4.1	(2)(19)
		Class A common stock (7,500 shares)		8/19/2014	7.5	3.8	(2)
		Class B common stock (7,500 shares)		8/19/2014	—	3.8	(2)

					11.6	11.7

Faction Holdings, Inc. and The Faction Group LLC (fka PeakColo Holdings, Inc.)(24)	Wholesaler of cloud-based software applications and services	First lien senior secured revolving loan ($2.0 par due 11/2017)	8.00% (Base Rate + 4.25%/M)	11/3/2014	2.0	2.0	(2)(19)
		First lien senior secured loan ($3.0 par due 12/2019)	9.75% (Libor + 8.75%/M)	12/3/2015	3.0	3.0	(2)(19)
		First lien senior secured loan ($3.2 par due 5/2019)	9.75% (Libor + 8.75%/M)	11/3/2014	3.2	3.2	(2)(19)
		Warrant to purchase up to 1,481 shares of Series A preferred stock (expires 12/2025)		12/3/2015	—	—	(2)
		Warrant to purchase up to 2,037 shares of Series A preferred stock (expires 11/2024)		11/3/2014	0.1	0.1	(2)

					8.3	8.3

First Insight, Inc.	Software company providing merchandising and pricing solutions to companies worldwide	Warrant to purchase up to 122,827 units of Series C preferred stock (expires 3/2024)		3/20/2014	—	—	(2)

iControl Networks, Inc. and uControl Acquisition, LLC	Software and services company for the connected home market	Second lien senior secured loan ($20.0 par due 3/2019)	9.74% (Libor + 8.50%/M)	2/19/2015	19.8	20.2	(2)(17)(19)
		Warrant to purchase up to 385,616 shares of Series D preferred stock (expires 2/2022)		2/19/2015	—	—	(2)

					19.8	20.2

IfByPhone Inc.	Voice-based marketing automation software provider	Warrant to purchase up to 124,300 shares of Series C preferred stock (expires 10/2022)		10/15/2012	0.1	0.1	(2)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Interactions Corporation	Developer of a speech recognition software based customer interaction system	Second lien senior secured loan ($2.3 par due 7/2019)	9.85% (Libor + 8.85%/M)	6/16/2015	2.1	2.3	(19)
		Second lien senior secured loan ($21.1 par due 7/2019)	9.85% (Libor + 8.85%/M)	6/16/2015	20.9	21.1	(5)(19)
		Warrant to purchase up to 68,187 shares of Series G-3 convertible preferred stock (expires 6/2022)		6/16/2015	0.3	0.3	(2)

					23.3	23.7

iPipeline, Inc., Internet Pipeline, Inc. and iPipeline Holdings, Inc.(24)	Provider of SaaS-based software solutions to the insurance and financial services industry	First lien senior secured loan ($46.9 par due 8/2022)	8.25% (Libor + 7.25%/Q)	8/4/2015	46.9	46.9	(3)(19)
		First lien senior secured loan ($14.8 par due 8/2022)	8.25% (Libor + 7.25%/Q)	8/4/2015	14.8	14.8	(4)(19)
		Preferred stock (1,485 shares)		8/4/2015	1.5	2.7	(2)
		Common stock (647,542 shares)		8/4/2015	—	0.1	(2)

					63.2	64.5

IronPlanet, Inc.	Online auction platform provider for used heavy equipment	Warrant to purchase up to 133,333 shares of Series C preferred stock (expires 9/2023)		9/24/2013	0.2	0.1	(2)

Itel Laboratories, Inc.(24)	Data services provider for building materials to property insurance industry	Preferred units (1,798,391 units)		6/29/2012	1.0	1.3	(2)

Market Track Holdings, LLC	Business media consulting services company	Preferred stock (1,685 shares)		12/13/2013	2.2	2.8
		Common stock (16,251 shares)		12/13/2013	2.2	2.8

					4.4	5.6

Maximus Holdings, LLC	Provider of software simulation tools and related services	Warrant to purchase up to 1,050,013 shares of common stock (expires 10/2019)		12/13/2013	—	1.5

Ministry Brands, LLC and MB Parent HoldCo, L.P.(24)	Software and payment services provider to faith-based institutions	First lien senior secured revolving loan ($3.8 par due 12/2022)	6.00% (Libor + 5.00%/Q)	12/2/2016	3.8	3.8	(2)(19)
		First lien senior secured loan ($7.6 par due 12/2022)	6.00% (Libor + 5.00%/Q)	12/2/2016	7.5	7.6	(2)(19)
		Second lien senior secured loan ($90.0 par due 6/2023)	10.25% (Libor + 9.25%/Q)	12/2/2016	89.2	90.0	(2)(19)
		Class A units (500,000 units)		12/2/2016	5.0	5.0	(2)

					105.5	106.4

MVL Group, Inc.(8)	Marketing research provider	Senior subordinated loan ($0.5 par due 7/2012)		4/1/2010	0.2	0.2	(2)(18)
		Common stock (560,716 shares)		4/1/2010	—	—	(2)

					0.2	0.2

NAS, LLC, Nationwide Marketing Group, LLC and Nationwide Administrative Services, Inc.	Buying and marketing services organization for appliance, furniture and consumer electronics dealers	Second lien senior secured loan ($24.1 par due 12/2021)	9.75% (Libor + 8.75%/Q)	6/1/2015	24.1	22.4	(2)(19)

PayNearMe, Inc.	Electronic cash payment system provider	First lien senior secured loan ($10.0 par due 9/2019)	9.50% (Libor + 8.50%/M)	3/11/2016	9.6	10.0	(5)(19)
		Warrant to purchase up to 195,726 shares of Series E preferred stock (expires 3/2023)		3/11/2016	0.2	—	(5)

					9.8	10.0

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Pegasus Intermediate Holdings, LLC(24)	Plant maintenance and scheduling process software provider	First lien senior secured loan ($1.3 par due 11/2022)	7.25% (Libor + 6.25%/Q)	11/7/2016	1.3	1.3	(2)(19)

PHL Investors, Inc., and PHL Holding Co.(8)	Mortgage services	Class A common stock (576 shares)		7/31/2012	3.8	—	(2)

Planview, Inc.	Provider of project and portfolio management software	Second lien senior secured loan ($30.0 par due 8/2022)	10.50% (Libor + 9.50%/Q)	8/9/2016	30.0	30.5	(2)(19)

Poplicus Incorporated	Business intelligence and market analytics platform for companies that sell to the public sector	First lien senior secured loan ($5.3 par due 1/2018)		6/25/2015	4.7	2.6	(5)(18)
		Warrant to purchase up to 2,402,991 shares of Series C preferred stock (expires 6/2025)		6/25/2015	0.1	—	(5)

					4.8	2.6

PowerPlan, Inc. and Project Torque Ultimate Parent Corporation	Fixed asset financial management software provider	Second lien senior secured loan ($30.0 par due 2/2023)	10.00% (Libor + 9.00%/Q)	2/23/2015	29.8	30.0	(2)(19)
		Second lien senior secured loan ($50.0 par due 2/2023)	10.00% (Libor + 9.00%/Q)	2/23/2015	49.6	50.0	(3)(19)
		Class A common stock (1,980 shares)		2/23/2015	2.0	—	(2)
		Class B common stock (989,011 shares)		2/23/2015	—	3.8	(2)

					81.4	83.8

Powersport Auctioneer Holdings, LLC	Powersport vehicle auction operator	Common units (1,972 units)		3/2/2012	1.0	1.5	(2)

Project Alpha Intermediate Holding, Inc. and Qlik Parent, Inc.	Provider of data visualization software for data analytics	First lien senior secured loan ($50.4 par due 8/2022)	9.25% (Libor + 8.25%/Q)	8/22/2016	49.7	50.4	(2)(19)
		First lien senior secured loan ($59.9 par due 8/2022)	9.25% (Libor + 8.25%/Q)	8/22/2016	59.0	59.9	(3)(19)
		First lien senior secured loan ($20.0 par due 8/2022)	9.25% (Libor + 8.25%/Q)	8/22/2016	19.7	20.0	(4)(19)
		Class A common shares (7,445 shares)		8/22/2016	7.4	0.1	(2)
		Class B common shares (1,841,609 shares)		8/22/2016	0.1	8.3	(2)

					135.9	138.7

R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	0.3	0.3	(2)

Rocket Fuel Inc.	Provider of open and integrated software for digital marketing optimization	Common stock (11,405 shares)		9/9/2014	—	—	(2)

Shift PPC LLC	Digital solutions provider	First lien senior secured loan ($12.5 par due 12/2021)	7.00% (Libor + 6.00%/Q)	12/22/2016	12.5	12.5	(2)(19)

Sonian Inc.	Cloud-based email archiving platform	First lien senior secured loan ($7.5 par due 6/2020)	8.65% (Libor + 7.65%/M)	9/9/2015	7.4	7.5	(5)(17)(19)
		Warrant to purchase up to 169,045 shares of Series C preferred stock (expires 9/2022)		9/9/2015	0.1	0.1	(5)

					7.5	7.6

Talari Networks, Inc.	Networking equipment provider	First lien senior secured loan ($6.0 par due 12/2018)	9.75% (Libor + 8.75%/M)	8/3/2015	5.9	6.0	(5)(19)
		Warrant to purchase up to 421,052 shares of Series D-1 preferred stock (expires 8/2022)		8/3/2015	0.1	0.1	(5)

					6.0	6.1

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
The Greeley Company, Inc. and HCP Acquisition Holdings, LLC(8)	Healthcare compliance advisory services	Senior subordinated loan ($10.2 par due 3/2017)		3/5/2013	—	0.4	(2)(18)
		Class A units (14,293,110 units)		6/26/2008	12.8	—	(2)

					12.8	0.4

TraceLink, Inc.	Supply chain management software provider for the pharmaceutical industry	Warrant to purchase up to 283,353 shares of Series A-2 preferred stock (expires 1/2025)		1/2/2015	0.1	2.5	(2)

UL Holding Co., LLC(7)	Manufacturer and distributor of re-refined oil products	Senior subordinated loan ($5.8 par due 5/2020)	10.00% PIK	4/30/2012	1.4	5.4	(2)
		Senior subordinated loan ($0.3 par due 5/2020)		4/30/2012	0.1	0.3	(2)
		Senior subordinated loan ($23.9 par due 5/2020)	10.00% PIK	4/30/2012	5.9	22.4	(2)
		Senior subordinated loan ($2.0 par due 5/2020)		4/30/2012	0.5	1.9	(2)
		Senior subordinated loan ($2.8 par due 5/2020)	10.00% PIK	4/30/2012	0.7	2.6	(2)
		Senior subordinated loan ($0.2 par due 5/2020)		4/30/2012	0.1	0.2	(2)
		Class A common units (533,351 units)		6/17/2011	5.0	—	(2)
		Class B-5 common units (272,834 units)		6/17/2011	2.5	—	(2)
		Class C common units (758,546 units)		4/25/2008	—	—	(2)
		Warrant to purchase up to 719,044 shares of Class A units		5/2/2014	—	—	(2)
		Warrant to purchase up to 28,663 shares of Class B-1 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 57,325 shares of Class B-2 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 29,645 shares of Class B-3 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 80,371 shares of Class B-5 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 59,655 shares of Class B-6 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 1,046,713 shares of Class C units		5/2/2014	—	—	(2)

					16.2	32.8

Velocity Holdings Corp.	Hosted enterprise resource planning application management services provider	Common units (1,713,546 units)		12/13/2013	4.5	2.8

WorldPay Group PLC(9)	Payment processing company	C2 shares (73,974 shares)		10/21/2015	—	—

Zywave, Inc.(24)	Provider of software and technology-enabled content and analytical solutions to insurance brokers	Second lien senior secured loan ($27.0 par due 11/2023)	10.00% (Libor + 9.00%/Q)	11/17/2016	27.0	27.0	(2)(19)

					862.5	867.7		16.80%

Other Services
American Residential Services L.L.C.	Heating, ventilation and air conditioning services provider	Second lien senior secured loan ($67.0 par due 12/2021)	9.00% (Libor + 8.00%/Q)	6/30/2014	66.7	67.0	(2)(19)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Community Education Centers, Inc. and CEC Parent Holdings LLC(8)	Offender re-entry and in-prison treatment services provider	First lien senior secured loan ($13.6 par due 12/2017)	6.25% (Libor + 5.25%/Q)	12/10/2010	13.6	13.6	(2)(13)(19)
		First lien senior secured loan ($0.7 par due 12/2017)	8.00% (Base Rate + 4.25%/Q)	12/10/2010	0.7	0.7	(2)(13)(19)
		Second lien senior secured loan ($21.9 par due 6/2018)	15.89% (Libor + 15.00%/Q)	12/10/2010	21.9	21.9	(2)
		Class A senior preferred units (7,846 units)		3/27/2015	9.4	11.9	(2)
		Class A junior preferred units (26,154 units)		3/27/2015	20.2	28.5	(2)
		Class A common units (134 units)		3/27/2015	—	—	(2)

					65.8	76.6

Competitor Group, Inc., Calera XVI, LLC and Champion Parent Corporation(8)(24)	Endurance sports media and event operator	First lien senior secured revolving loan ($0.9 par due 11/2018)	5.00% (Libor + 3.75%/Q)	9/29/2016	0.9	0.9	(2)(19)
		First lien senior secured revolving loan ($4.7 par due 11/2018)	5.00% (Libor + 3.75%/Q)	11/30/2012	4.5	4.5	(2)(19)
		First lien senior secured loan ($39.6 par due 11/2018)	5.00% (Libor + 3.75%/Q)	11/30/2012	38.0	38.6	(2)(19)
		Preferred shares (18,875 shares)		3/25/2016	16.0	—	(2)
		Membership units (2,522,512 units)		11/30/2012	2.5	—	(2)
		Common shares (114,000 shares)		3/25/2016	—	—	(2)

					61.9	44.0

Crown Health Care Laundry Services, LLC and Crown Laundry Holdings, LLC(7)(24)	Provider of outsourced healthcare linen management solutions	First lien senior secured revolving loan	—	3/13/2014	—	—	(22)
		First lien senior secured loan ($5.8 par due 12/2021)	7.25% (Libor + 6.25%/Q)	3/13/2014	5.8	5.8	(2)(19)

		First lien senior secured loan ($5.2 par due 12/2021)	7.25% (Libor + 6.25%/Q)	3/13/2014	5.2	5.2	(3)(19)
		Class A preferred units (2,475,000 units)		3/13/2014	2.5	3.0	(2)
		Class B common units (275,000 units)		3/13/2014	0.3	0.3	(2)

					13.8	14.3

Dwyer Acquisition Parent, Inc. and TDG Group Holding Company	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan ($31.5 par due 2/2020)	11.00%	6/12/2015	31.5	31.5	(2)
		Senior subordinated loan ($52.7 par due 2/2020)	11.00%	8/15/2014	52.7	52.7	(2)
		Common stock (32,843 shares)		8/15/2014	3.4	5.0	(2)

					87.6	89.2

Massage Envy, LLC and ME Equity LLC(24)	Franchisor in the massage industry	First lien senior secured revolving loan ($3.5 par due 9/2020)	7.75% (Libor + 6.75%/Q)	9/27/2012	3.5	3.5	(2)(19)
		First lien senior secured loan ($38.9 par due 9/2020)	7.75% (Libor + 6.75%/Q)	9/27/2012	38.9	38.9	(3)(19)
		First lien senior secured loan ($18.9 par due 9/2020)	7.75% (Libor + 6.75%/Q)	9/27/2012	18.9	18.9	(4)(19)
		Common stock (3,000,000 shares)		9/27/2012	3.0	3.3	(2)

					64.3	64.6

McKenzie Sports Products, LLC(24)	Designer, manufacturer and distributor of hunting-related supplies	First lien senior secured loan ($5.5 par due 9/2020)	6.75% (Libor + 5.75%/Q)	9/18/2014	5.5	5.4	(3)(14)(19)
		First lien senior secured loan ($84.5 par due 9/2020)	6.75% (Libor + 5.75%/Q)	9/18/2014	84.5	82.8	(3)(14)(19)

					90.0	88.2

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
OpenSky Project, Inc. and OSP Holdings, Inc.	Social commerce platform operator	First lien senior secured loan ($0.9 par due 9/2017)	10.00%	6/4/2014	0.9	0.9	(2)
		Warrant to purchase up to 159,496 shares of Series D preferred stock (expires 4/2025)		6/29/2015	—	—	(2)

					0.9	0.9

Osmose Holdings, Inc.	Provider of structural integrity management services to transmission and distribution infrastructure	Second lien senior secured loan ($25.0 par due 8/2023)	8.75% (Libor + 7.75%/Q)	9/3/2015	24.6	24.5	(2)(19)

SocialFlow, Inc.	Social media optimization platform provider	First lien senior secured loan ($4.0 par due 8/2019)	9.50% (Libor + 8.50%/M)	1/29/2016	3.9	4.0	(5)(19)
		Warrant to purchase up to 215,331 shares of Series C preferred stock (expires 1/2026)		1/29/2016	—	—	(5)

					3.9	4.0

Spin HoldCo Inc.	Laundry service and equipment provider	Second lien senior secured loan ($140.0 par due 5/2020)	8.00% (Libor + 7.00%/Q)	5/14/2013	140.0	138.6	(2)(19)

Surface Dive, Inc.	SCUBA diver training and certification provider	Second lien senior secured loan ($31.6 par due 1/2022)	9.00% (Libor + 8.00%/Q)	7/28/2015	31.6	31.6	(2)(19)
		Second lien senior secured loan ($94.1 par due 1/2022)	10.25% (Libor + 9.25%/Q)	1/29/2015	93.8	94.1	(2)(19)

					125.4	125.7

U.S. Security Associates Holdings, Inc	Security guard service provider	Second lien senior secured loan ($25.0 par due 7/2018)	11.00%	11/24/2015	25.0	25.0	(2)

WASH Multifamily Acquisition Inc. and Coinamatic Canada Inc.	Laundry service and equipment provider	Second lien senior secured loan ($3.7 par due 5/2023)	8.00% (Libor + 7.00%/Q)	5/14/2015	3.7	3.7	(2)(19)
		Second lien senior secured loan ($21.3 par due 5/2023)	8.00% (Libor + 7.00%/Q)	5/14/2015	20.9	21.1	(2)(19)

					24.6	24.8

					794.5	787.4		15.25%

Consumer Products
Badger Sportswear Acquisition, Inc.	Provider of team uniforms and athletic wear	Second lien senior secured loan ($50.0 par due 3/2024)	10.00% (Libor + 9.00%/Q)	9/6/2016	49.9	50.0	(2)(19)

Feradyne Outdoors, LLC and Bowhunter Holdings, LLC	Provider of branded archery and bowhunting accessories	First lien senior secured loan ($4.4 par due 3/2019)	4.00% (Libor + 3.00%/Q)	4/24/2014	4.4	4.3	(3)(19)
		First lien senior secured loan ($5.2 par due 3/2019)	4.00% (Libor + 3.00%/Q)	4/24/2014	5.2	5.1	(3)(19)
		First lien senior secured loan ($9.5 par due 3/2019)	6.55% (Libor + 5.55%/Q)	4/24/2014	9.5	9.0	(3)(16)(19)
		First lien senior secured loan ($50.1 par due 3/2019)	6.55% (Libor + 5.55%/Q)	4/24/2014	50.1	47.6	(3)(16)(19)
		Common units (300 units)		4/24/2014	3.7	2.4	(2)

					72.9	68.4

Indra Holdings Corp.	Designer, marketer, and distributor of rain and cold weather products	Second lien senior secured loan ($80.0 par due 11/2021)	8.50% (Libor + 7.50%/Q)	5/1/2014	79.2	60.8	(2)(19)

Plantation Products, LLC, Seed Holdings, Inc. and Flora Parent, Inc.	Provider of branded lawn and garden products	Second lien senior secured loan ($2.0 par due 6/2021)	8.99% (Libor + 7.99%/Q)	12/23/2014	2.0	2.0	(2)(19)
		Second lien senior secured loan ($54.0 par due 6/2021)	8.99% (Libor + 7.99%/Q)	12/23/2014	53.8	54.0	(3)(19)
		Second lien senior secured loan ($10.0 par due 6/2021)	8.99% (Libor + 7.99%/Q)	12/23/2014	10.0	10.0	(4)(19)
		Common stock (30,000 shares)		12/23/2014	3.0	5.2	(2)

					68.8	71.2

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
SHO Holding I Corporation	Manufacturer and distributor of slip resistant footwear	Second lien senior secured loan ($100.0 par due 4/2023)	9.50% (Libor + 8.50%/Q)	10/27/2015	97.8	99.0	(2)(19)

Shock Doctor, Inc. and Shock Doctor Holdings, LLC(7)	Developer, marketer and distributor of sports protection equipment and accessories	Second lien senior secured loan ($89.4 par due 10/2021)	11.76% (Libor + 10.50%/Q)	4/22/2015	89.4	87.6	(2)(19)
		Class A preferred units (50,000 units)		3/14/2014	5.0	3.8	(2)
		Class C preferred units (50,000 units)		4/22/2015	5.0	3.8	(2)

					99.4	95.2

The Step2 Company, LLC(8)	Toy manufacturer	Common units (1,116,879 units)		4/1/2011	—	6.2
		Class B common units (126,278,000 units)		10/30/2014	—	—	(2)
		Warrant to purchase up to 3,157,895 units		4/1/2010	—	—

					—	6.2

Varsity Brands Holding Co., Inc., Hercules Achievement, Inc., Hercules Achievement Holdings, Inc. and Hercules VB Holdings, Inc.	Leading manufacturer and distributor of textiles, apparel & luxury goods	Second lien senior secured loan ($25.0 par due 12/2022)	9.75% (Libor + 8.75%/Q)	10/28/2016	25.0	25.0	(2)(19)
		Second lien senior secured loan ($1.6 par due 12/2022)	9.75% (Libor + 8.75%/Q)	12/11/2014	1.6	1.6	(2)(19)
		Second lien senior secured loan ($54.0 par due 12/2022)	9.75% (Libor + 8.75%/Q)	12/11/2014	53.6	54.0	(3)(19)
		Second lien senior secured loan ($91.7 par due 12/2022)	9.75% (Libor + 8.75%/Q)	12/11/2014	91.0	91.7	(2)(19)
		Common stock (3,353,370 shares)		12/11/2014	3.4	3.7	(2)
		Common stock (3,353,371 shares)		12/11/2014	4.1	4.6	(2)

					178.7	180.6

Wonder Holdings Acquisition Corp.	Developer and marketer of OTC healthcare products	Warrant to purchase up to 1,654,678 shares of common stock (expires 6/2021)		7/27/2011	—	0.8	(2)
		Warrant to purchase up to 941 shares of preferred stock (expires 6/2021)		7/27/2011	—	1.5	(2)

					—	2.3

					646.7	633.7		12.27%

Power Generation
Alphabet Energy, Inc.	Technology developer to convert waste-heat into electricity	First lien senior secured loan ($3.9 par due 8/2017)	14.50% (Libor + 11.50% Cash, 2.00% PIK/M)	12/16/2013	3.8	3.9	(2)(17)(19)
		Series 1B preferred stock (12,976 shares)		6/21/2016	0.2	0.1	(2)
		Warrant to purchase up to 125,000 shares of Series 2 preferred stock (expires 12/2023)		6/30/2016	0.1	0.1	(2)

					4.1	4.1

CEI Kings Mountain Investor, LP	Gas turbine power generation facilities operator	Senior subordinated loan ($32.6 par due 3/2017)	11.00% PIK	3/11/2016	32.6	32.6	(2)

CPV Maryland Holding Company II, LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($44.5 par due 12/2020)	10.00%	8/8/2014	44.5	43.3	(2)
		Warrant to purchase up to 4 units of common stock (expires 8/2018)		8/8/2014	—	0.2	(2)

					44.5	43.5

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
DESRI VI Management Holdings, LLC	Wind power generation facility operator	Senior subordinated loan ($25.0 par due 12/2021)	9.75%	12/24/2014	25.0	25.0	(2)
		Non-controlling units (10.0 units)		12/24/2014	1.6	1.8	(2)

					26.6	26.8

Green Energy Partners, Stonewall LLC and Panda Stonewall Intermediate Holdings II LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($25.0 par due 11/2021)	6.50% (Libor + 5.50%/Q)	11/13/2014	24.8	24.6	(2)(19)
		Senior subordinated loan ($19.5 par due 12/2021)	8.00% Cash, 5.25% PIK	11/13/2014	19.5	19.2	(2)
		Senior subordinated loan ($91.2 par due 12/2021)	8.00% Cash, 5.25% PIK	11/13/2014	91.2	89.8	(2)

					135.5	133.6

Joule Unlimited Technologies, Inc. and Stichting Joule Global Foundation	Renewable fuel and chemical production developer	First lien senior secured loan ($8.8 par due 10/2018)		3/31/2015	8.5	6.2	(2)(17)(18)
		Warrant to purchase up to 32,051 shares of Series C-2 preferred stock (expires 7/2023)		7/25/2013	—	—	(2)(9)

					8.5	6.2

La Paloma Generating Company, LLC	Natural gas fired, combined cycle plant operator	Second lien senior secured loan ($10.0 par due 2/2020)		2/20/2014	8.8	—	(2)(18)

Moxie Liberty LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($34.7 par due 8/2020)	7.50% (Libor + 6.50%/Q)	8/21/2013	34.5	34.7	(2)(19)

Moxie Patriot LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($34.3 par due 12/2020)	6.75% (Libor + 5.75%/Q)	12/19/2013	34.0	34.1	(2)(19)

Noonan Acquisition Company, LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($50.9 par due 10/2017)	10.25%	7/22/2016	50.9	50.9	(2)

Panda Power Annex Fund Hummel Holdings II LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($52.2 par due 1/2017)	13.00% PIK	10/27/2015	52.2	52.2	(2)

Panda Temple Power II, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($19.8 par due 4/2019)	7.25% (Libor + 6.00%/Q)	4/3/2013	19.7	18.0	(2)(19)

Panda Temple Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($24.6 par due 3/2022)	7.25% (Libor + 6.25%/Q)	3/6/2015	23.6	21.4	(2)(19)

PERC Holdings 1 LLC	Operator of recycled energy, combined heat and power, and energy efficiency facilities	Class B common units (21,653,543 units)		10/20/2014	21.7	26.1	(2)

Riverview Power LLC	Natural gas and oil fired power generation facilities operator	First lien senior secured loan ($8.6 par due 12/2021)	7.25% (Base Rate + 3.50%/Q)	12/29/2016	8.6	8.6	(2)(19)
		First lien senior secured loan ($73.6 par due 12/2022)	11.00% (Base Rate + 7.25%/Q)	12/29/2016	73.6	73.6	(2)(19)

					82.2	82.2

					579.4	566.4		10.97%

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Restaurants and Food Services
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc.(8)	Restaurant owner and operator	First lien senior secured loan ($3.1 par due 12/2018)	15.00% (Libor + 14.00%/Q)	12/22/2016	3.1	3.1	(2)(19)
		First lien senior secured loan ($29.6 par due 12/2018)		11/27/2006	28.9	20.4	(2)(18)
		First lien senior secured loan ($11.3 par due 12/2018)		11/27/2006	11.0	7.8	(3)(18)
		Promissory note ($25.5 par due 12/2023)		11/27/2006	13.8	—	(2)
		Warrant to purchase up to 23,750 units of Series D common stock (expires 12/2023)		12/18/2013	—	—	(2)

					56.8	31.3

Benihana, Inc.(24)	Restaurant owner and operator	First lien senior secured revolving loan ($0.8 par due 7/2018)	8.25% (Libor + 7.00%/Q)	8/21/2012	0.8	0.8	(2)(19)(23)
		First lien senior secured revolving loan ($0.7 par due 7/2018)	9.50% (Base Rate + 5.75%/Q)	8/21/2012	0.7	0.7	(2)(19)(23)
		First lien senior secured loan ($4.8 par due 1/2019)	8.25% (Libor + 7.00%/Q)	8/21/2012	4.8	4.6	(4)(19)
		First lien senior secured loan ($0.3 par due 1/2019)	8.25% (Libor + 7.00%/Q)	12/28/2016	0.3	0.3	(2)(19)

					6.6	6.4

DineInFresh, Inc.	Meal-delivery provider	First lien senior secured loan ($4.8 par due 7/2018)	9.75% (Libor + 8.75%/M)	12/19/2014	4.7	4.8	(2)(19)
		Warrant to purchase up to 143,079 shares of Series A preferred stock (expires 12/2024)		12/19/2014	—	—	(2)

					4.7	4.8

Garden Fresh Restaurant Corp.(24)	Restaurant owner and operator	First lien senior secured revolving loan	—	10/3/2013	—	—	(22)
		First lien senior secured loan ($40.1 par due 7/2018)	10.50% (Libor + 9.00%/Q)	10/3/2013	40.1	38.1	(2)(19)
		First lien senior secured loan ($1.5 par due 10/2017)	15.50% PIK	11/14/2016	1.5	1.5	(2)

					41.6	39.6

Global Franchise Group, LLC and GFG Intermediate Holding, Inc.	Worldwide franchisor of quick service restaurants	First lien senior secured loan ($60.8 par due 12/2019)	10.47% (Libor + 9.47%/Q)	12/18/2014	60.8	60.8	(3)(19)

Heritage Food Service Group, Inc. and WCI-HFG Holdings, LLC	Distributor of repair and replacement parts for commercial kitchen equipment	Second lien senior secured loan ($31.6 par due 10/2022)	9.50% (Libor + 8.50%/Q)	10/20/2015	31.6	31.6	(2)(19)
		Preferred units (3,000,000 units)		10/20/2015	3.0	3.1	(2)

					34.6	34.7

Orion Foods, LLC(8)	Convenience food service retailer	First lien senior secured loan ($1.2 par due 9/2015)		4/1/2010	1.2	0.5	(2)(18)
		Second lien senior secured loan ($19.4 par due 9/2015)		4/1/2010	—	—	(2)(18)
		Preferred units (10,000 units)		10/28/2010	—	—
		Class A common units (25,001 units)		4/1/2010	—	—
		Class B common units (1,122,452 units)		4/1/2010	—	—

					1.2	0.5

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
OTG Management, LLC(24)	Airport restaurant operator	First lien senior secured loan ($97.8 par due 8/2021)	9.50% (Libor + 8.50%/Q)	8/26/2016	97.8	97.8	(3)(19)
		Senior subordinated loan ($21.2 par due 2/2022)	17.50% PIK	8/26/2016	21.1	21.2	(2)
		Class A preferred units (3,000,000 units)		8/26/2016	30.0	30.9	(2)
		Common units (3,000,000 units)		1/5/2011	3.0	11.0	(2)
		Warrant to purchase up to 7.73% of common units (expires 6/2018)		6/19/2008	0.1	24.2	(2)
		Warrant to purchase 0.60% of the common units deemed outstanding (expires 12/2018)		8/26/2016	—	—	(2)

					152.0	185.1

Restaurant Holding Company, LLC	Fast food restaurant operator	First lien senior secured loan ($34.5 par due 2/2019)	8.75% (Libor + 7.75%/Q)	3/13/2014	34.4	33.8	(3)(19)

Restaurant Technologies, Inc.(24)	Provider of bulk cooking oil management services to the restaurant and fast food service industries	First lien senior secured revolving loan ($0.3 par due 11/2021)	7.50% (Base Rate + 3.75%/Q)	11/23/2016	0.3	0.3	(2)(19)(23)

					393.0	397.3		7.69%

Financial Services
AllBridge Financial, LLC(8)	Asset management services	Equity interests		4/1/2010	—	0.4

Callidus Capital Corporation(8)	Asset management services	Common stock (100 shares)		4/1/2010	3.0	1.7

Ciena Capital LLC(8)(24)	Real estate and small business loan servicer	First lien senior secured revolving loan ($14.0 par due 12/2017)	6.00%	11/29/2010	14.0	14.0	(2)
		Equity interests		11/29/2010	35.0	17.7	(2)

					49.0	31.7

Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($28.0 par due 8/2022)	11.00% (Libor + 9.75%/Q)	5/10/2012	28.0	28.0	(2)(19)

Imperial Capital Group LLC	Investment services	Class A common units (32,369 units)		5/10/2007	7.9	12.2	(2)
		2006 Class B common units (10,605 units)		5/10/2007	—	—	(2)
		2007 Class B common units (1,323 units)		5/10/2007	—	—	(2)

					7.9	12.2

Ivy Hill Asset Management, L.P.(8)(10)	Asset management services	Member interest (100.00% interest)		6/15/2009	171.0	229.2

Javlin Three LLC, Javlin Four LLC, and Javlin Five LLC(10)	Asset-backed financial services company	First lien senior secured loan ($32.1 par due 6/2017)	10.47% (Libor + 10%/Q)	6/24/2014	32.1	32.1	(2)

LSQ Funding Group, L.C. and LM LSQ Investors LLC(10)	Asset based lender	Senior subordinated loan ($30.0 par due 6/2021)	10.50%	6/25/2015	30.0	30.0	(2)
		Membership units (3,275,000 units)		6/25/2015	3.3	3.3

					33.3	33.3

The Gordian Group, Inc.	Financial services firm	Common stock (526 shares)		11/30/2012	—	—	(2)

					324.3	368.6		7.14%

Manufacturing
Component Hardware Group, Inc.(24)	Commercial equipment	First lien senior secured revolving loan ($1.9 par due 7/2019)	5.50% (Libor + 4.50%/Q)	7/1/2013	1.9	1.9	(2)(19)
		First lien senior secured loan ($8.0 par due 7/2019)	5.50% (Libor + 4.50%/Q)	7/1/2013	8.0	8.0	(4)(19)

					9.9	9.9

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Harvey Tool Company, LLC and Harvey Tool Holding, LLC(24)	Cutting tool provider to the metalworking industry	First lien senior secured revolving loan	—	8/13/2015	—	—	(22)
		Senior subordinated loan ($28.1 par due 9/2020)	10.00% Cash, 1.00% PIK	8/13/2015	28.1	28.1	(2)
		Class A membership units (750 units)		3/28/2014	0.9	1.7	(2)

					29.0	29.8

Ioxus, Inc	Energy storage devices	First lien senior secured loan ($0.7 par due 8/2017)	12.00% PIK	8/24/2016	0.7	0.6	(2)
		First lien senior secured loan ($10.2 par due 6/2019)	5.00% Cash, 7.00% PIK	4/29/2014	10.0	9.7	(2)
		First lien senior secured loan ($0.4 par due 6/2019)		4/29/2014	0.4	0.4	(2)
		Warrant to purchase up to 1,210,235 shares of Series BB preferred stock (expires 8/2026)		1/28/2016	—	—	(2)
		Warrant to purchase up to 3,038,730 shares of common stock (expires 1/2026)		1/28/2016	—	—	(2)

					11.1	10.7

KPS Global LLC	Walk-in cooler and freezer systems	First lien senior secured loan ($27.1 par due 12/2020)	9.67% (Libor + 8.67%/Q)	12/4/2015	27.1	27.1	(2)(19)

MacLean-Fogg Company and MacLean-Fogg Holdings, L.L.C.	Manufacturer and supplier for the power utility and automotive markets worldwide	Senior subordinated loan ($99.9 par due 10/2025)	10.50% Cash, 3.00% PIK	10/31/2013	99.9	99.9	(2)
		Preferred units (70,183 units)	4.50% Cash, 9.25% PIK	10/9/2015	73.5	73.5

					173.4	173.4

Niagara Fiber Intermediate Corp.(24)	Insoluble fiber filler products	First lien senior secured revolving loan ($1.9 par due 5/2018)		5/8/2014	1.8	1.4	(2)(18)
		First lien senior secured loan ($1.4 par due 5/2018)		5/8/2014	1.3	1.0	(2)(18)
		First lien senior secured loan ($13.6 par due 5/2018)		5/8/2014	12.9	10.0	(2)(18)

					16.0	12.4

Nordco Inc.	Railroad maintenance-of-way machinery	First lien senior secured revolving loan	—	8/26/2015	—	—	(22)

Pelican Products, Inc.	Flashlights	Second lien senior secured loan ($40.0 par due 4/2021)	9.25% (Libor + 8.25%/Q)	4/11/2014	40.0	38.0	(2)(19)

Saw Mill PCG Partners LLC	Metal precision engineered components	Common units (1,000 units)		1/30/2007	1.0	—	(2)

SI Holdings, Inc.	Elastomeric parts, mid-sized composite structures, and composite tooling	Common stock (1,500 shares)		5/30/2014	1.5	1.5	(2)

TPTM Merger Corp.(24)	Time temperature indicator products	First lien senior secured revolving loan ($1.3 par due 9/2018)	7.50% (Libor + 6.50%/Q)	9/12/2013	1.3	1.3	(2)(19)
		First lien senior secured loan ($17.0 par due 9/2018)	9.67% (Libor + 8.67%/Q)	9/12/2013	17.0	17.0	(3)(19)
		First lien senior secured loan ($10.0 par due 9/2018)	9.67% (Libor + 8.67%/Q)	9/12/2013	10.0	10.0	(4)(19)

					28.3	28.3

					337.3	331.1		6.41%

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Containers and Packaging
Charter NEX US Holdings, Inc.	Producer of high-performance specialty films used in flexible packaging	Second lien senior secured loan ($11.8 par due 2/2023)	9.25% (Libor + 8.25%/Q)	2/5/2015	11.7	11.8	(2)(19)

GS Pretium Holdings, Inc.	Manufacturer and supplier of high performance plastic containers	Common stock (500,000 shares)		6/2/2014	0.5	0.8	(2)

ICSH, Inc.(24)	Industrial container manufacturer, reconditioner and servicer	First lien senior secured revolving loan ($1.0 par due 12/2018)	6.75% (Libor + 5.75%/Q)	8/30/2011	1.0	1.0	(2)(19)(23)
		Second lien senior secured loan ($66.0 par due 12/2019)	10.00% (Libor + 9.00%/Q)	12/31/2015	66.0	66.0	(2)(19)

					67.0	67.0

LBP Intermediate Holdings LLC(24)	Manufacturer of paper and corrugated foodservice packaging	First lien senior secured revolving loan	—	7/10/2015	—	—	(22)
		First lien senior secured loan ($12.7 par due 7/2020)	6.50% (Libor + 5.50%/Q)	7/10/2015	12.6	12.7	(3)(19)

					12.6	12.7

Microstar Logistics LLC, Microstar Global Asset Management LLC, and MStar Holding Corporation	Keg management solutions provider	Second lien senior secured loan ($78.5 par due 12/2018)	8.50% (Libor + 7.50%/Q)	12/14/2012	78.5	78.5	(2)(19)
		Second lien senior secured loan ($54.0 par due 12/2018)	8.50% (Libor + 7.50%/Q)	12/14/2012	54.0	54.0	(3)(19)
		Second lien senior secured loan ($10.0 par due 12/2018)	8.50% (Libor + 7.50%/Q)	12/14/2012	10.0	10.0	(4)(19)
		Common stock (50,000 shares)		12/14/2012	4.0	8.1	(2)

					146.5	150.6

					238.3	242.9		4.70%

Food and Beverage
American Seafoods Group LLC and American Seafoods Partners LLC(24)	Harvester and processor of seafood	First lien senior secured loan ($6.9 par due 8/2021)	6.00% (Libor + 5.00%/Q)	8/19/2015	6.9	6.9	(2)(19)
		First lien senior secured loan ($0.1 par due 8/2021)	7.75% (Base Rate + 4.00%/Q)	8/19/2015	0.1	0.1	(2)(19)
		Second lien senior secured loan ($55.0 par due 2/2022)	10.00% (Libor + 9.00%/Q)	8/19/2015	55.0	55.0	(2)(19)
		Class A units (77,922 units)		8/19/2015	0.1	0.1	(2)
		Warrant to purchase up to 7,422,078 Class A units (expires 8/2035)		8/19/2015	7.4	7.8	(2)

					69.5	69.9

Eagle Family Foods Group LLC	Manufacturer and producer of milk products	First lien senior secured loan ($21.6 par due 12/2021)	10.05% (Libor + 9.05%/Q)	8/22/2016	21.6	21.6	(3)(19)
		First lien senior secured loan ($54.8 par due 12/2021)	10.05% (Libor + 9.05%/Q)	12/31/2015	54.4	54.8	(3)(19)

					76.0	76.4

GF Parent LLC	Producer of low-acid, aseptic food and beverage products	Class A preferred units (2,940 units)		5/13/2015	2.9	1.4	(2)
		Class A common units (60,000 units)		5/13/2015	0.1	—	(2)

					3.0	1.4

JWC/KI Holdings, LLC	Foodservice sales and marketing agency	Membership units (5,000 units)		11/16/2015	5.0	6.2	(2)

Kettle Cuisine, LLC	Manufacturer of fresh refrigerated and frozen food products	Second lien senior secured loan ($28.5 par due 2/2022)	10.75% (Libor + 9.75%/Q)	8/21/2015	28.5	28.5	(2)(19)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
RF HP SCF Investor, LLC	Branded specialty food company	Membership interest (10.08% interest)		12/22/2016	12.5	12.8	(2)

					194.5	195.2		3.78%

Education
Campus Management Acquisition Corp.(7)	Education software developer	Preferred stock (485,159 shares)		2/8/2008	10.5	10.4	(2)

Infilaw Holding, LLC(24)	Operator of for-profit law schools	First lien senior secured revolving loan ($6.0 par due 2/2018)		8/25/2011	6.0	6.0	(2)(18)(23)
		Series A preferred units (1.25 units)		8/25/2011	125.5	1.3	(2)(18)
		Series A-1 preferred units (0.03 units)		7/29/2016	2.5	2.5	(2)
		Series B preferred units (0.39 units)		10/19/2012	9.2	—	(2)

					143.2	9.8

Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	Private School Operator	First lien senior secured loan ($2.9 par due 12/2018)	10.50% PIK (Libor + 9.00%/Q)	10/31/2015	2.9	2.9	(2)(19)
		Series B preferred stock (1,750,000 shares)		8/5/2010	5.0	—	(2)
		Series C preferred stock (2,512,586 shares)		6/7/2010	0.7	—	(2)
		Senior preferred series A-1 shares (163,902 shares)		10/31/2015	119.4	47.8	(2)
		Common stock (20 shares)		6/7/2010	—	—	(2)
		Common stock (20 shares)		6/7/2010	—	—	(2)

					128.0	50.7

Lakeland Tours, LLC(24)	Educational travel provider	First lien senior secured revolving loan	—	2/10/2016	—	—	(22)
		First lien senior secured loan ($5.0 par due 2/2022)	5.75% (Libor + 4.75%/Q)	2/10/2016	5.0	5.0	(2)(19)
		First lien senior secured loan ($31.7 par due 2/2022)	10.43% (Libor + 9.43%/Q)	2/10/2016	31.3	31.7	(3)(19)

					36.3	36.7

PIH Corporation(24)	Franchisor of education-based early childhood centers	First lien senior secured revolving loan ($0.6 par due 12/2018)	7.00% (Libor + 6.00%/Q)	12/13/2013	0.6	0.6	(2)(19)

R3 Education Inc., Equinox EIC Partners LLC and Sierra Education Finance Corp.	Medical school operator	Preferred stock (1,977 shares)		7/30/2008	0.5	0.5	(2)
		Common membership interest (15.76% interest)		9/21/2007	15.8	32.4	(2)
		Warrant to purchase up to 27,890 shares (expires 11/2019)		12/8/2009	—	—	(2)

					16.3	32.9

Regent Education, Inc.	Provider of software solutions designed to optimize the financial aid and enrollment processes	First lien senior secured loan ($3.8 par due 1/2021)	12.00% (Libor + 8.00% Cash, 2.00% PIK/M)	7/1/2014	3.7	3.8	(2)(19)
		First lien senior secured loan ($0.1 par due 1/2021)		7/1/2014	0.1	0.1	(2)
		Warrant to purchase up to 987 shares of common stock (expires 12/2026)		12/23/2016	—	—	(2)
		Warrant to purchase up to 5,393,194 shares of common stock (expires 12/2026)		12/23/2016	—	0.1	(2)

					3.8	4.0

RuffaloCODY, LLC(24)	Provider of student fundraising and enrollment management services	First lien senior secured revolving loan		5/29/2013	—	—	(23)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Severin Acquisition, LLC	Provider of student information system software solutions to the K-12 education market	Second lien senior secured loan ($15.0 par due 7/2022)	9.75% (Libor + 8.75%/Q)	7/31/2015	14.8	15.0	(2)(19)
		Second lien senior secured loan ($4.2 par due 7/2022)	9.75% (Libor + 8.75%/Q)	10/28/2015	4.1	4.2	(2)(19)
		Second lien senior secured loan ($3.3 par due 7/2022)	10.25% (Libor + 9.25%/Q)	2/1/2016	3.2	3.3	(2)(19)
		Second lien senior secured loan ($2.8 par due 7/2022)	10.25% (Libor + 9.25%/Q)	8/8/2016	2.8	2.8	(2)(19)
		Second lien senior secured loan ($3.1 par due 7/2022)	10.00% (Libor + 9.00%/Q)	10/14/2016	3.1	3.1	(2)(19)

					28.0	28.4

WCI-Quantum Holdings, Inc.	Distributor of instructional products, services and resources	Series A preferred stock (1,272 shares)		10/24/2014	1.0	1.3	(2)

					367.7	174.8		3.38%

Automotive Services
AEP Holdings, Inc. and Arrowhead Holdco Company	Distributor of non-discretionary, mission-critical aftermarket replacement parts	First lien senior secured loan ($1.9 par due 8/2021)	7.75% (Libor + 6.75%/Q)	12/14/2016	1.9	1.9	(2)(19)
		Common stock (3,467 shares)		8/31/2015	3.5	3.8	(2)

					5.4	5.7

CH Hold Corp.(24)	Collision repair company	First lien senior secured revolving loan ($1.2 par due 11/2019)	8.00% (Base Rate + 4.25%/Q)	2/24/2016	1.2	1.2	(2)(19)(23)

ChargePoint, Inc.	Developer and operator of electric vehicle charging stations	Second lien senior secured loan ($20.0 par due 8/2020)	9.75% (Libor + 8.75%/M)	12/24/2014	19.5	20.0	(2)(19)
		Warrant to purchase up to 809,126 shares of Series E preferred stock (expires 12/2024)		12/24/2014	0.3	1.5	(2)

					19.8	21.5

Dent Wizard International Corporation and DWH Equity Investors, L.P.	Automotive reconditioning services	Second lien senior secured loan ($50.0 par due 10/2020)	10.25% (Libor + 9.25%/Q)	4/7/2015	50.0	50.0	(3)(19)
		Class A common stock (10,000 shares)		4/7/2015	0.3	0.7	(2)
		Class B common stock (20,000 shares)		4/7/2015	0.7	1.3	(2)

					51.0	52.0

Eckler Industries, Inc.(24)	Restoration parts and accessories provider for classic automobiles	First lien senior secured revolving loan ($2.0 par due 7/2017)	8.75% (Base Rate + 5.00%/Q)	7/12/2012	2.0	1.9	(2)(19)
		First lien senior secured loan ($6.9 par due 7/2017)	7.25% (Libor + 6.00%/Q)	7/12/2012	6.9	6.7	(3)(19)
		First lien senior secured loan ($25.9 par due 7/2017)	7.25% (Libor + 6.00%/Q)	7/12/2012	25.9	25.2	(3)(19)
		Series A preferred stock (1,800 shares)		7/12/2012	1.8	—	(2)
		Common stock (20,000 shares)		7/12/2012	0.2	—	(2)

					36.8	33.8

EcoMotors, Inc.	Engine developer	First lien senior secured loan ($9.8 par due 3/2018)	11.00%	9/1/2015	9.5	7.9	(2)
		Warrant to purchase up to 321,888 shares of Series C preferred stock (expires 12/2022)		12/28/2012	—	—	(2)
		Warrant to purchase up to 70,000 shares of Series C preferred stock (expires 2/2025)		2/24/2015	—	—	(2)

					9.5	7.9

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
ESCP PPG Holdings, LLC(7)	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	Class A units (3,500,000 units)		12/14/2016	3.5	3.7	(2)

Simpson Performance Products, Inc.	Provider of motorsports safety equipment	First lien senior secured loan ($18.5 par due 2/2020)	9.70% (Libor + 8.70%/Q)	2/20/2015	18.5	18.5	(3)(19)

SK SPV IV, LLC	Collision repair site operators	Series A common stock (12,500 units)		8/18/2014	0.6	2.9	(2)
		Series B common stock (12,500 units)		8/18/2014	0.6	2.9	(2)

					1.2	5.8

TA THI Parent, Inc.	Collision repair company	Series A preferred stock (50,000 shares)		7/28/2014	5.0	14.3	(2)

					151.9	164.4		3.18%

Oil and Gas
Lonestar Prospects, Ltd.	Sand proppant producer and distributor to the oil and natural gas industry	First lien senior secured loan ($70.1 par due 9/2018)	8.50% (Libor + 6.50% Cash, 1.00% PIK/Q)	9/18/2014	70.1	70.1	(3)(19)

Petroflow Energy Corporation and TexOak Petro Holdings LLC(7)	Oil and gas exploration and production company	First lien senior secured loan ($16.5 par due 6/2019)	3.00% (Libor + 2.00%/Q)	6/29/2016	16.1	15.0	(2)(19)
		Second lien senior secured loan ($22.6 par due 12/2019)		6/29/2016	21.8	6.6	(2)(18)
		Common units (202,000 units)		6/29/2016	11.1	—

					49.0	21.6

					119.1	91.7		1.78%

Commercial Real Estate Finance
10th Street, LLC and New 10th Street, LLC(8)	Real estate holding company	First lien senior secured loan ($25.6 par due 11/2019)	12.00% Cash, 1.00% PIK	3/31/2014	25.6	25.6	(2)
		Senior subordinated loan ($27.5 par due 11/2019)	12.00% Cash, 1.00% PIK	4/1/2010	27.5	27.5	(2)
		Member interest (10.00% interest)		4/1/2010	0.6	—
		Option (25,000 units)		4/1/2010	—	35.3

					53.7	88.4

					53.7	88.4		1.71%

Aerospace and Defense
Cadence Aerospace, LLC	Aerospace precision components manufacturer	First lien senior secured loan ($4.0 par due 5/2018)	7.00% (Libor + 5.75%/Q)	5/15/2012	4.0	4.0	(4)(19)
		Second lien senior secured loan ($79.7 par due 5/2019)	11.00% (Libor + 9.75%/Q)	5/10/2012	79.7	77.3	(2)(19)

					83.7	81.3

					83.7	81.3		1.57%

Environmental Services
MPH Energy Holdings, LP	Operator of municipal recycling facilities	Limited partnership interest (3.13% interest)		1/8/2014	—	—	(2)

Pegasus Community Energy, LLC	Operator of municipal recycling facilities	Preferred stock (1,000 shares)		3/1/2011	8.8	—	(2)

Waste Pro USA, Inc	Waste management services	Second lien senior secured loan ($75.9 par due 10/2020)	8.50% (Libor + 7.50%/Q)	10/15/2014	75.9	75.9	(3)(19)

					84.7	75.9		1.47%

Chemicals
Genomatica, Inc.	Developer of a biotechnology platform for the production of chemical products	Warrant to purchase 322,422 shares of Series D preferred stock (expires 3/2023)		3/28/2013	—	—	(2)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
K2 Pure Solutions Nocal, L.P.(24)	Chemical Producer	First lien senior secured revolving loan ($1.5 par due 2/2021)	8.125% (Libor + 7.125%/Q)	8/19/2013	1.5	1.5	(2)(19)
		First lien senior secured loan ($40.0 par due 2/2021)	7.00% (Libor + 6.00%/Q)	8/19/2013	40.0	40.0	(3)(19)
		First lien senior secured loan ($13.0 par due 2/2021)	7.00% (Libor + 6.00%/Q)	8/19/2013	13.0	13.0	(4)(19)

					54.5	54.5

Kinestral Technologies, Inc.	Designer of adaptive, dynamic glass for the commercial and residential markets	First lien senior secured loan ($8.5 par due 10/2018)	8.75% (Libor + 7.75%/M)	4/22/2014	8.4	8.5	(2)(17)(19)
		Warrant to purchase up to 325,000 shares of Series A preferred stock (expires 4/2024)		4/22/2014	0.1	0.2	(2)
		Warrant to purchase up to 131,883 shares of Series B preferred stock (expires 4/2025)		4/9/2015	—	—	(2)

					8.5	8.7

					63.0	63.2		1.22%

Health Clubs
Athletic Club Holdings, Inc.	Premier health club operator	First lien senior secured loan ($35.0 par due 10/2020)	9.50% (Libor + 8.50%/Q)	10/11/2007	35.0	35.0	(3)(19)

CFW Co-Invest, L.P., NCP Curves, L.P. and Curves International Holdings, Inc.	Health club franchisor	Limited partnership interest (4,152,165 shares)		7/31/2012	4.2	0.8	(2)
		Common stock (1,680 shares)		11/12/2014	—	—	(2)(9)
		Limited partnership interest (2,218,235 shares)		7/31/2012	2.2	8.5	(2)(9)

					6.4	9.3

					41.4	44.3		0.86%

Hotel Services
Aimbridge Hospitality, LLC(24)	Hotel operator	First lien senior secured loan ($2.9 par due 10/2018)	8.25% (Libor + 7.00%/Q)	1/7/2016	2.8	2.9	(2)(15)(19)
		First lien senior secured loan ($3.3 par due 10/2018)	8.25% (Libor + 7.00%/Q)	7/15/2015	3.2	3.3	(2)(15)(19)
		First lien senior secured loan ($14.8 par due 10/2018)	8.25% (Libor + 7.00%/Q)	7/15/2015	14.7	14.8	(4)(15)(19)

					20.7	21.0

Pyramid Management Advisors, LLC and Pyramid Investors, LLC	Hotel operator	First lien senior secured loan ($3.0 par due 7/2021)	11.12% (Libor + 10.12%/Q)	7/15/2016	3.0	2.9	(2)(19)
		First lien senior secured loan ($19.5 par due 7/2021)	11.12% (Libor + 10.12%/Q)	7/15/2016	19.5	19.1	(3)(19)
		Membership units (990,369 units)		7/15/2016	1.0	0.7	(2)

					23.5	22.7

					44.2	43.7		0.85%

Wholesale Distribution
Flow Solutions Holdings, Inc.	Distributor of high value fluid handling, filtration and flow control products	Second lien senior secured loan ($6.0 par due 10/2018)	10.00% (Libor + 9.00%/Q)	12/16/2014	6.0	5.3	(2)(19)
		Second lien senior secured loan ($29.5 par due 10/2018)	10.00% (Libor + 9.00%/Q)	12/16/2014	29.5	26.0	(2)(19)

					35.5	31.3

					35.5	31.3		0.61%

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Farming and Agriculture
QC Supply, LLC(24)	Specialty distributor and solutions provider to the swine and poultry markets	First lien senior secured revolving loan ($2.3 par due 12/2021)	7.00% (Libor + 6.00%/Q)	12/29/2016	2.3	2.3	(2)(19)
		First lien senior secured loan ($28.9 par due 12/2022)	7.00% (Libor + 6.00%/Q)	12/29/2016	28.9	28.9	(2)(19)

					31.2	31.2

					31.2	31.2		0.60%

Telecommunications
Adaptive Mobile Security Limited(9)	Developer of security software for mobile communications networks	First lien senior secured loan ($1.8 par due 7/2018)	12.00% (Euribor + 9.00% Cash, 1% PIK/M)	1/16/2015	2.0	1.8	(2)(17)(19)
		First lien senior secured loan ($0.5 par due 10/2018)	12.00% (Euribor + 9.00% Cash, 1% PIK/M)	1/16/2015	0.5	0.5	(2)(17)(19)
		First lien senior secured loan ($1.1 par due 10/2018)	12.00% (Euribor + 9.00% Cash, 1% PIK/M)	10/17/2016	1.1	1.1	(2)(17)(19)

					3.6	3.4

American Broadband Holding Company and Cameron Holdings of NC, Inc.	Broadband communication services	Warrant to purchase up to 208 shares (expires 11/2017)		11/7/2007	—	7.2
		Warrant to purchase up to 200 shares (expires 9/2020)		9/1/2010	—	6.9

					—	14.1

Startec Equity, LLC(8)	Communication services	Member interest		4/1/2010	—	—

Wilcon Holdings LLC	Communications infrastructure provider	Class A common stock (2,000,000 shares)		12/13/2013	1.8	3.7

					5.4	21.2		0.41%

Retail
Paper Source, Inc. and Pine Holdings, Inc.(24)	Retailer of fine and artisanal paper products	First lien senior secured loan ($9.7 par due 9/2018)	7.25% (Libor + 6.25%/Q)	9/23/2013	9.7	9.7	(4)(19)
		Class A common stock (36,364 shares)		9/23/2013	6.0	5.9	(2)

					15.7	15.6

Things Remembered, Inc. and TRM Holdco Corp.(7)	Personalized gifts retailer	First lien senior secured loan ($11.0 par due 3/2020)		8/30/2016	10.6	3.5	(2)(18)
		Common stock (10,631,940 shares)		8/30/2016	6.1	—	(2)

					16.7	3.5

					32.4	19.1		0.37%

Computers and Electronics
Everspin Technologies, Inc.(24)	Designer and manufacturer of computer memory solutions	First lien senior secured revolving loan ($1.1 par due 6/2017)	7.50% (Base Rate + 7.50%/M)	6/5/2015	1.1	1.1	(5)(19)
		First lien senior secured loan ($7.3 par due 6/2019)	8.75% (Libor + 7.75%/M)	6/5/2015	7.0	7.3	(5)(19)
		Warrant to purchase up to 18,461 shares of common stock (expires 10/2026)		6/5/2015	0.4	0.4	(5)

					8.5	8.8

					8.5	8.8		0.17%

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Printing, Publishing and Media
Earthcolor Group, LLC	Printing management services	Limited liability company interests (9.30%)		5/18/2012	—	—

The Teaching Company Holdings, Inc.	Education publications provider	Preferred stock (10,663 shares)		9/29/2006	1.1	3.0	(2)
		Common stock (15,393 shares)		9/29/2006	—	—	(2)

					1.1	3.0

					1.1	3.0		0.06%

					$9,034.1	$8,819.9		170.77%

(1)
Other than the Company's investments listed in footnote 7 below (subject to the limitations set forth therein), the Company does not "Control" any of its portfolio companies, for the purposes of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the "Investment Company Act"). In general, under the Investment Company Act, the Company would "Control" a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. All of the Company's portfolio company investments, which as of December 31, 2016 represented 171% of the Company's net assets or 95% of the Company's total assets, are subject to legal restrictions on sales.

(2)
These assets are pledged as collateral for the Revolving Credit Facility (as defined below) and, as a result, are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company's obligations under the Revolving Credit Facility (see Note 5 to the consolidated financial statements).

(3)
These assets are owned by the Company's consolidated subsidiary Ares Capital CP Funding LLC ("Ares Capital CP"), are pledged as collateral for the Revolving Funding Facility (as defined below) and, as a result, are not directly available to the creditors of the Company to satisfy any obligations of the Company other than Ares Capital CP's obligations under the Revolving Funding Facility (see Note 5 to the consolidated financial statements).

(4)
These assets are owned by the Company's consolidated subsidiary Ares Capital JB Funding LLC ("ACJB"), are pledged as collateral for the SMBC Funding Facility (as defined below) and, as a result, are not directly available to the creditors of the Company to satisfy any obligations of the Company other than ACJB's obligations under the SMBC Funding Facility (see Note 5 to the consolidated financial statements).

(5)
These assets are owned by the Company's consolidated subsidiary Ares Venture Finance, L.P. ("AVF LP"), are pledged as collateral for the SBA-guaranteed debentures (the "SBA Debentures") and, as a result, are not directly available to the creditors of the Company to satisfy any obligations of the Company other than AVF LP's obligations (see Note 5 to the consolidated financial statements). AVF LP operates as a Small Business Investment Company ("SBIC") under the provisions of Section 301(c) of the Small Business Investment Act of 1958, as amended.

(6)
Investments without an interest rate are non-income producing.

(7)
As defined in the Investment Company Act, the Company is deemed to be an "Affiliated Person" and "Control" this portfolio company because it owns 5% or more of the portfolio company's outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the year ended December 31, 2016 in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to Control) are as follows:

(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
Campus Management Corp. and Campus Management Acquisition Corp.	$—	$—	$—	$—	$—	$—	$—	$—	$1.0
Crown Health Care Laundry Services, Inc. and Crown Laundry Holdings, LLC	$9.3	$4.1	$18.0	$1.2	$0.4	$—	$—	$—	$(0.6)
ESCP PPG Holdings, LLC	$3.5	$—	$—	$—	$—	$—	$—	$—	$—
Investor Group Services, LLC	$—	$—	$—	$—	$—	$—	$—	$0.4	$—
Multi-Ad Services, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
Petroflow Energy Corporation and TexOak Petro Holdings LLC	$—	$—	$—	$—	$—	$—	$—	$—	$3.4
Shock Doctor, Inc. and Shock Doctor Holdings, LLC	$—	$—	$—	$10.5	$—	$—	$—	$—	$(4.8)
Things Remembered, Inc. and TRM Holdco Corp.	$3.3	$3.3	$—	$—	$—	$—	$—	$—	$(2.1)
UL Holding Co., LLC and Universal Lubricants, LLC	$—	$45.3	$—	$3.8	$—	$—	$—	$13.2	$17.2
(8)
As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" and "Control" this portfolio company because it owns more than 25% of the portfolio company's outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company

  (including through a management agreement). Transactions during the year ended December 31, 2016 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control are as follows:

(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
10th Street, LLC and New 10th Street, LLC	$—	$—	$—	$6.9	$—	$—	$—	$—	$(9.2)
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc.	$3.1	$—	$—	$—	$—	$—	$—	$—	$(10.8)
AllBridge Financial, LLC	$—	$1.1	$—	$—	$—	$—	$—	$6.3	$(6.5)
Callidus Capital Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ciena Capital LLC	$—	$12.0	$—	$1.5	$—	$—	$—	$—	$0.9
Community Education Centers, Inc. and CEC Parent Holdings LLC	$—	$—	$—	$4.6	$—	$—	$—	$—	$18.9
Competitor Group, Inc., Calera XVI, LLC and Champion Parent Corporation	$2.5	$—	$—	$1.7	$—	$—	$—	$—	$(0.8)
Crescent Hotels & Resorts, LLC and affiliates	$—	$—	$—	$1.2	$—	$—	$—	$2.5	$(2.7)
HCI Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
Industrial Air Tool, LP and Affiliates d/b/a Industrial Air Tool	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ivy Hill Asset Management, L.P.	$—	$—	$—	$—	$—	$40.0	$—	$—	$(6.3)
Liquid Light, Inc.	$—	$2.4	$—	$—	$—	$—	$—	$(0.6)	$—
MVL Group, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
Orion Foods, LLC	$—	$6.4	$—	$—	$—	$—	$—	$—	$3.1
PHL Investors, Inc., and PHL Holding Co.	$—	$—	$—	$—	$—	$—	$—	$—	$—
Senior Direct Lending Program, LLC*	$271.6	$1.7	$—	$12.6	$4.9	$—	$0.7	$—	$—
Senior Secured Loan Fund LLC**	$3.0	$—	$—	$208.0	$2.9	$—	$17.0	$—	$26.3
Startec Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
The Greeley Company, Inc. and HCP Acquisition Holdings, LLC	$—	$2.7	$—	$—	$—	$—	$—	$3.9	$3.1
The Step2 Company, LLC	$—	$64.7	$—	$4.6	$—	$—	$—	$18.1	$24.4

*
Together with Varagon Capital Partners ("Varagon"), the Company has co-invested through the Senior Direct Lending Program LLC (d/b/a the "Senior Direct Lending Program" or the "SDLP"). The SDLP has been capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SDLP must be approved by an investment committee of the SDLP consisting of representatives of the Company and Varagon (with approval from a representative of each required); therefore, although the Company owns more than 25% of the voting securities of the SDLP, the Company does not believe that it has control over the SDLP (for purposes of the Investment Company Act or otherwise) because, among other things, these "voting securities" do not afford the Company the right to elect directors of the SDLP or any other special rights (see Note 4 to the consolidated financial statements).

**
Together with GE Global Sponsor Finance LLC and General Electric Capital Corporation (together, "GE"), the Company has co-invested through the Senior Secured Loan Fund LLC (d/b/a the "Senior Secured Loan Program" or the "SSLP"). The SSLP has been capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of the Company and GE (with approval from a representative of each required); therefore, although the Company owns more than 25% of the voting securities of the SSLP, the Company does not believe that it has control over the SSLP (for purposes of the Investment Company Act or otherwise) because, among other things, these "voting securities" do not afford the Company the right to elect directors of the SSLP or any other special rights (see Note 4 to the consolidated financial statements).
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

(11)
In the first quarter of 2011, the staff of the Securities and Exchange Commission (the "Staff") informally communicated to certain business development companies ("BDCs") the Staff's belief that certain entities, which would be classified as an "investment company" under the Investment Company Act but for the exception from the definition of "investment company" set forth in Rule 3a-7 promulgated under the Investment Company Act, could not be treated as eligible portfolio companies (as defined in Section 2(a)(46) under Investment Company Act) (i.e. not eligible to be included in a BDC's 70% "qualifying assets" basket). Subsequently, in August 2011 the Securities and Exchange Commission issued a concept release (the "Concept Release") which stated that "[a]s a general matter, the Commission presently does not believe that Rule 3a-7 issuers are the type of small, developing and financially troubled businesses in which the U.S. Congress intended BDCs primarily to invest" and requested comment on whether or not a 3a-7 issuer should be considered an "eligible portfolio company". The Company provided a comment letter in respect of the Concept Release and continues to believe that the language of Section 2(a)(46) of the Investment Company Act permits a BDC to treat as "eligible portfolio companies" entities that rely on the 3a-7 exception. However, given the current uncertainty in this area (including the language in the Concept Release) and subsequent discussions with the Staff, the Company has, solely for purposes of calculating the composition of its portfolio pursuant to Section 55(a) of the Investment Company Act, identified such entities, which include the SSLP, as "non-qualifying assets" should the Staff ultimately disagree with the Company's position. Pursuant to Section 55(a) of the Investment Company Act (using the Staff's methodology described above solely for this purpose), 29% of the Company's total assets are represented by investments at fair value and other assets that are considered "non-qualifying assets" as of December 31, 2016.

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

(13)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.13% on $8.9 aggregate principal amount of a "first out" tranche of the portfolio company's senior term debt previously syndicated by the Company into "first out" and "last out" tranches, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(14)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.00% on $81.5 aggregate principal amount of a "first out" tranche of the portfolio company's senior term debt previously syndicated by the Company into "first out" and "last out" tranches, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(15)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.50% on $69.5 aggregate principal amount of a "first out" tranche of the portfolio company's senior term debt previously syndicated by the Company into "first out" and "last out" tranches, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(16)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.55% on $35.2 aggregate principal amount of a "first out" tranche of the portfolio company's first lien senior secured loans, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(17)
The Company is entitled to receive a fixed fee upon the occurrence of certain events as defined in the credit agreement governing the Company's debt investment in the portfolio company. The fair value of such fee is included in the fair value of the debt investment.

(18)
Loan was on non-accrual status as of December 31, 2016.

(19)
Loan includes interest rate floor feature.

(20)
The certificates have a stated contractual interest rate and also entitle the holders thereof to receive a portion of the excess cash flow from the SSLP's loan portfolio, after expenses. However, the SSLP Certificates (defined below) are junior in right of payment to the senior notes held by GE, and the Company expects that for so long as principal proceeds from SSLP repayments are directed entirely to repay the senior notes as discussed above, the yield on the SSLP Certificates will be lower than the stated coupon and continue to decline. See Note 4 to the consolidated financial statements for more information on the SSLP.

(21)
In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from the SDLP's loan portfolio, after expenses, which may result in a return to the Company greater than the contractual stated interest rate.

(22)
As of December 31, 2016, no amounts were funded by the Company under this first lien senior secured revolving loan; however, there were letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 to the consolidated financial statements for further information on letters of credit commitments related to certain portfolio companies.

(23)
As of December 31, 2016, in addition to the amounts funded by the Company under this first lien senior secured revolving loan, there were also letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 to the consolidated financial statements for further information on letters of credit commitments related to certain portfolio companies.

(24)
As of December 31, 2016, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See

  Note 7 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

(in millions) Company	Total revolving and delayed draw loan commitments	Less: drawn commitments	Total undrawn commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted undrawn revolving and delayed draw commitments
Accruent, LLC	$3.2	$(0.3)	$2.9	$—	$—	$2.9
Acrisure, LLC	9.7	—	9.7	—	—	9.7
ADCS Clinics Intermediate Holdings, LLC	5.0	(1.7)	3.3	—	—	3.3
ADG, LLC	13.7	(2.0)	11.7	—	—	11.7
Aimbridge Hospitality, LLC	2.4	—	2.4	—	—	2.4
American Seafoods Group LLC	22.1	—	22.1	—	—	22.1
Benihana, Inc.	3.2	(2.1)	1.1	—	—	1.1
CCS Intermediate Holdings, LLC	7.5	(7.3)	0.2	—	—	0.2
CH Hold Corp.	5.0	(1.2)	3.8	—	—	3.8
Chariot Acquisition, LLC	1.0	—	1.0	—	—	1.0
Ciena Capital LLC	20.0	(14.0)	6.0	(6.0)	—	—
Clearwater Analytics, LLC	5.0	—	5.0	—	—	5.0
Competitor Group, Inc.	5.7	(5.5)	0.2	—	—	0.2
Component Hardware Group, Inc.	3.7	(1.9)	1.8	—	—	1.8
Crown Health Care Laundry Services, Inc.	17.0	(0.6)	16.4	—	—	16.4
D4C Dental Brands, Inc.	5.0	—	5.0	—	—	5.0
DCA Investment Holding, LLC	5.8	(2.2)	3.6	—	—	3.6
DTI Holdco, Inc. and OPE DTI Holdings, Inc.	8.8	—	8.8	—	—	8.8
Eckler Industries, Inc.	4.0	(2.0)	2.0	—	—	2.0
EN Engineering, L.L.C.	5.0	—	5.0	—	—	5.0
Everspin Technologies, Inc.	4.0	(1.1)	2.9	—	—	2.9
Faction Holdings, Inc.	2.0	(2.0)	—	—	—	—
Garden Fresh Restaurant Corp.	7.0	(2.3)	4.7	—	—	4.7
Gentle Communications, LLC	5.0	—	5.0	—	—	5.0
Greenphire, Inc.	2.0	—	2.0	—	—	2.0
Harvey Tool Company, LLC	0.8	—	0.8	—	—	0.8
Hygiena Borrower LLC	1.9	—	1.9	—	—	1.9
ICSH, Inc.	5.0	(1.8)	3.2	—	—	3.2
Infilaw Holding, LLC	20.0	(13.6)	6.4	(6.4)	—	—
iPipeline, Inc.	4.0	—	4.0	—	—	4.0
Itel Laboratories, Inc.	2.5	—	2.5	—	—	2.5
K2 Pure Solutions Nocal, L.P.	5.0	(1.5)	3.5	—	—	3.5
Lakeland Tours, LLC	11.9	(0.5)	11.4	—	—	11.4
LBP Intermediate Holdings LLC	0.9	(0.1)	0.8	—	—	0.8
Massage Envy, LLC	5.0	(3.5)	1.5	—	—	1.5
McKenzie Sports Products, LLC	4.5	—	4.5	—	—	4.5
Ministry Brands LLC	29.2	(3.8)	25.4	—	—	25.4
MW Dental Holding Corp.	10.0	(1.5)	8.5	—	—	8.5
My Health Direct, Inc.	1.0	(0.5)	0.5	—	—	0.5
Niagara Fiber Intermediate Corp.	1.9	(1.9)	—	—	—	—
Nordco Inc	11.3	—	11.3	—	—	11.3
NSM Sub Holdings Corp.	5.0	(0.8)	4.2	—	—	4.2
OmniSYS Acquisition Corporation	2.5	—	2.5	—	—	2.5
OTG Management, LLC	22.2	—	22.2	—	—	22.2
Paper Source, Inc.	2.5	—	2.5	—	—	2.5
Pegasus Intermediate Holdings, LLC	5.0	—	5.0	—	—	5.0
PIH Corporation	3.3	(0.6)	2.7	—	—	2.7
QC Supply, LLC	28.1	(2.3)	25.8	—	—	25.8
Restaurant Technologies, Inc.	5.4	(0.7)	4.7	—	—	4.7
RuffaloCODY, LLC	7.7	(0.2)	7.5	—	—	7.5
Severin Acquisition, LLC	2.9	—	2.9	—	—	2.9
Shift PPC LLC	1.5	—	1.5	—	—	1.5
Sonny's Enterprises, LLC	1.8	—	1.8	—	—	1.8
Things Remembered, Inc.	2.8	—	2.8	—	—	2.8
Towne Holdings, Inc.	1.0	—	1.0	—	—	1.0
TPTM Merger Corp.	2.5	(1.3)	1.2	—	—	1.2
Urgent Cares of America Holdings I, LLC	16.0	—	16.0	—	—	16.0
Zemax, LLC	3.0	—	3.0	—	—	3.0
Zywave, Inc.	10.5	—	10.5	—	—	10.5

	$411.4	$(80.8)	$330.6	$(12.4)	$—	$318.2

(25)
As of December 31, 2016, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows (dollar amounts in thousands):

(in millions) Company	Total private equity commitments	Less: funded private equity commitments	Total unfunded private equity commitments	Less: private equity commitments substantially at the discretion of the Company	Total net adjusted unfunded private equity commitments
Partnership Capital Growth Investors III, L.P.	$5.0	$(4.2)	$0.8	$—	$0.8
PCG-Ares Sidecar Investment, L.P. and PCG-Ares Sidecar Investment II, L.P.	50.0	(10.9)	39.1	(39.1)	—
Piper Jaffray Merchant Banking Fund I, L.P.	2.0	(1.7)	0.3	—	0.3

	$57.0	$(16.8)	$40.2	$(39.1)	$1.1

(26)
As of December 31, 2016, the Company had commitments to co-invest in the SSLP for its portion of the SSLP's commitment to fund delayed draw loans of up to $7.3. See Note 4 to the consolidated financial statements for more information on the SSLP.

(27)
As of December 31, 2016, the Company had commitments to co-invest in the SDLP for its portion of the SDLP's commitment to fund delayed draw loans of up to $37.1. See Note 4 to the consolidated financial statements for more information on the SDLP.

 ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2015
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Investment Funds and Vehicles
CIC Flex, LP(10)	Investment partnership	Limited partnership units (0.94 units)		9/7/2007	$—	$0.3	(2)

Covestia Capital Partners, LP(10)	Investment partnership	Limited partnership interest (47.00% interest)		6/17/2008	0.5	1.9	(2)

HCI Equity, LLC(8)(9)(10)	Investment company	Member interest (100.00% interest)		4/1/2010	—	0.1

Imperial Capital Private Opportunities, LP(10)(26)	Investment partnership	Limited partnership interest (80.00% interest)		5/10/2007	4.1	16.9	(2)

Partnership Capital Growth Fund I, L.P.(10)	Investment partnership	Limited partnership interest (25.00% interest)		6/16/2006	—	0.7	(2)

Partnership Capital Growth Investors III, L.P.(10)(26)	Investment partnership	Limited partnership interest (2.50% interest)		10/5/2011	2.7	3.4	(2)

PCG-Ares Sidecar Investment II, L.P.(10)(26)	Investment partnership	Limited partnership interest (100.00% interest)		10/31/2014	6.4	9.3	(2)

PCG-Ares Sidecar Investment, L.P.(10)(26)	Investment partnership	Limited partnership interest (100.00% interest)		5/22/2014	2.2	0.2	(2)

Piper Jaffray Merchant Banking Fund I, L.P.(10)(26)	Investment partnership	Limited partnership interest (2.00% interest)		8/16/2012	1.4	1.5

Senior Secured Loan Fund LLC(8)(11)(27)	Co-investment vehicle	Subordinated certificates ($2,000.9 par due 12/2024)	8.61% (Libor + 8.00%/M)(22)	10/30/2009	1,935.4	1,884.9
		Member interest (87.50% interest)		10/30/2009	—	—

					1,935.4	1,884.9

VSC Investors LLC(10)	Investment company	Membership interest (1.95% interest)		1/24/2008	0.3	1.2	(2)

					1,953.0	1,920.4		37.12%

Healthcare Services
Alegeus Technologies Holdings Corp.	Benefits administration and transaction processing provider	Preferred stock (2,997 shares)		12/13/2013	3.1	2.0
		Common stock (3 shares)		12/13/2013	—	—

					3.1	2.0

American Academy Holdings, LLC	Provider of education, training, certification, networking, and consulting services to medical coders and other healthcare professionals	First lien senior secured loan ($8.8 par due 6/2019)	7.00% (Libor + 6.00%/Q)	6/27/2014	8.8	8.8	(2)(16)(21)
		First lien senior secured loan ($52.0 par due 6/2019)	7.00% (Libor + 6.00%/Q)	6/27/2014	52.0	52.0	(3)(16)(21)
		First lien senior secured loan ($3.0 par due 6/2019)	4.00% (Libor + 3.00%/Q)	6/27/2014	3.0	3.0	(4)(21)

					63.8	63.8

Argon Medical Devices, Inc.	Manufacturer and marketer of single-use specialty medical devices	Second lien senior secured loan ($9.0 par due 6/2022)	10.50% (Libor + 9.50%/Q)	12/23/2015	8.7	9.0	(2)(21)

AwarePoint Corporation	Healthcare technology platform developer	First lien senior secured loan ($10.0 par due 6/2018)	9.50%	9/5/2014	9.9	10.0	(2)
		Warrant to purchase up to 3,213,367 shares of Series 1 preferred stock (expires 9/2024)		11/14/2014	—	0.6	(2)

					9.9	10.6

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
CCS Intermediate Holdings, LLC and CCS Group Holdings, LLC(25)	Correctional facility healthcare operator	First lien senior secured revolving loan ($5.3 par due 7/2019)	6.50% (Base Rate + 3.00%/Q)	7/23/2014	5.3	4.9	(2)(21)
		First lien senior secured loan ($6.7 par due 7/2021)	5.00% (Libor + 4.00%/Q)	7/23/2014	6.6	6.2	(2)(21)
		Second lien senior secured loan ($135.0 par due 7/2022)	9.38% (Libor + 8.38%/Q)	7/23/2014	133.9	121.5	(2)(21)
		Class A units (601,937 units)		8/19/2010	—	0.8	(2)

					145.8	133.4

Correctional Medical Group Companies, Inc.(25)	Correctional facility healthcare operator	First lien senior secured loan ($3.1 par due 9/2021)	9.60% (Libor + 8.60%/Q)	9/29/2015	3.1	3.1	(2)(21)
		First lien senior secured loan ($4.1 par due 9/2021)	9.60% (Libor + 8.60%/Q)	9/29/2015	4.1	4.1	(2)(21)
		First lien senior secured loan ($44.7 par due 9/2021)	9.60% (Libor + 8.60%/Q)	9/29/2015	44.7	44.7	(3)(21)

					51.9	51.9

DCA Investment Holding, LLC(25)	Multi-branded dental practice management	First lien senior secured revolving loan ($0.1 par due 7/2021)	7.75% (Base Rate + 4.25%/Q)	7/2/2015	0.2	0.1	(2)(21)
		First lien senior secured loan ($19.1 par due 7/2021)	6.25% (Libor + 5.25%/Q)	7/2/2015	18.9	18.7	(2)(21)

					19.1	18.8

DNAnexus, Inc.	Bioinformatics company	First lien senior secured loan ($10.5 par due 10/2018)	9.25% (Libor + 8.25%/M)	3/21/2014	10.2	10.5	(2)(21)
		Warrant to purchase up to 909,092 units of Series C preferred stock (expires 3/2024)		3/21/2014	—	0.2	(2)

					10.2	10.7

Global Healthcare Exchange, LLC and GHX Ultimate Parent Corp.	On-demand supply chain automation solutions provider	Class A common stock (2,991 shares)		3/11/2014	3.0	3.0	(2)
		Class B common stock (980 shares)		3/11/2014	—	3.8	(2)

					3.0	6.8

Greenphire, Inc. and RMCF III CIV XXIX, L.P(25)	Software provider for clinical trial management	First lien senior secured loan ($4.0 par due 12/2018)	9.00% (Libor + 8.00%/M)	12/19/2014	4.0	4.0	(2)(21)
		Limited partnership interest (99.90% interest)		12/19/2014	1.0	1.0	(2)

					5.0	5.0

INC Research Mezzanine Co-Invest, LLC	Pharmaceutical and biotechnology consulting services	Common units (1,410,000 units)		9/27/2010	—	3.4	(2)

Intermedix Corporation	Revenue cycle management provider to the emergency healthcare industry	Second lien senior secured loan ($112.0 par due 6/2020)	9.25% (Libor + 8.25%/Q)	12/27/2012	112.0	108.6	(2)(21)

LM Acquisition Holdings, LLC(9)	Developer and manufacturer of medical equipment	Class A units (426 units)		9/27/2013	0.7	1.7	(2)

MC Acquisition Holdings I, LLC	Healthcare professional provider	Class A units (1,338,314 shares)		1/17/2014	1.4	1.5	(2)

MW Dental Holding Corp.(25)	Dental services provider	First lien senior secured revolving loan ($3.5 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	3.5	3.5	(2)(21)
		First lien senior secured loan ($22.6 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	22.6	22.6	(2)(21)
		First lien senior secured loan ($24.2 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	24.2	24.2	(2)(21)
		First lien senior secured loan ($47.7 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	47.7	47.7	(3)(21)
		First lien senior secured loan ($19.7 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	19.8	19.8	(4)(21)

					117.8	117.8

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
My Health Direct, Inc.(25)	Healthcare scheduling exchange software solution provider	First lien senior secured loan ($2.5 par due 1/2018)	10.75%	9/18/2014	2.5	2.5	(2)
		Warrant to purchase up to 4,548 shares of Series D preferred stock (expires 9/2024)		9/18/2014	—	—	(2)

					2.5	2.5

Napa Management Services Corporation	Anesthesia management services provider	First lien senior secured loan ($16.0 par due 2/2019)	9.03% (Libor + 8.03%/Q)	4/15/2011	16.0	16.0	(2)(21)
		First lien senior secured loan ($54.0 par due 2/2019)	9.03% (Libor + 8.03%/Q)	4/15/2011	54.0	54.0	(3)(21)
		Common units (5,345 units)		4/15/2011	5.7	17.4	(2)

					75.7	87.4

Netsmart Technologies, Inc. and NS Holdings, Inc.	Healthcare technology provider	Second lien senior secured loan ($90.0 par due 8/2019)	10.50% (Libor + 9.50%/Q)	2/27/2015	90.0	90.0	(2)(21)
		Common stock (2,500,000 shares)		6/21/2010	0.8	4.5	(2)

					90.8	94.5

New Trident Holdcorp, Inc.	Outsourced mobile diagnostic healthcare service provider	Second lien senior secured loan ($80.0 par due 7/2020)	10.25% (Libor + 9.00%/Q)	8/6/2013	78.9	76.0	(2)(21)

Nodality, Inc.	Biotechnology company	First lien senior secured loan ($.7 par due 2/2018)		11/12/2015	0.7	0.6	(2)(20)
		First lien senior secured loan ($0.2 par due 2/2018)		11/12/2015	—	—	(2)(20)
		First lien senior secured loan ($7.0 par due 2/2018)		4/25/2014	6.9	1.1	(2)(20)
		First lien senior secured loan ($2.9 par due 8/2018)		4/25/2014	2.8	0.4	(2)(20)
		Warrant to purchase up to 225,746 shares of Series B preferred stock (expires 4/2024)		4/25/2014	—	—	(2)

					10.4	2.1

OmniSYS Acquisition Corporation, OmniSYS, LLC, and OSYS Holdings, LLC(25)	Provider of technology-enabled solutions to pharmacies	First lien senior secured loan ($12.3 par due 11/2018)	8.50% (Libor + 7.50%/Q)	11/21/2013	12.3	12.3	(3)(21)
		First lien senior secured loan ($7.0 par due 11/2018)	8.50% (Libor + 7.50%/Q)	11/21/2013	6.9	6.9	(4)(21)
		Limited liability company membership interest (1.57%)		11/21/2013	1.0	1.2	(2)

					20.2	20.4

Patterson Medical Supply, Inc.	Distributor of rehabilitation supplies and equipment	Second lien senior secured loan ($19.0 par due 8/2023)	8.75% (Libor + 7.75%/Q)	9/2/2015	18.8	18.5	(2)(21)

PerfectServe, Inc.(25)	Communications software platform provider for hospitals and physician practices	First lien senior secured loan ($9.0 par due 3/2020)	9.00% (Libor + 8.00%/M)	9/15/2015	8.6	9.0	(2)(21)
		First lien senior secured loan ($2.0 par due 7/2020)	9.00% (Libor + 8.00%/M)	9/15/2015	2.0	2.0	(2)(21)
		Warrant to purchase up to 28,428 units of Series C preferred stock (expires 9/2025)		9/15/2015	0.2	0.2	(2)
		Warrant to purchase up to 34,113 units of Series C preferred stock (expires 12/2023)		12/26/2013	—	0.3	(2)

					10.8	11.5

PhyMED Management LLC	Provider of anesthesia services	Second lien senior secured loan ($47.2 par due 5/2021)	9.75% (Libor + 8.75%/Q)	12/18/2015	46.5	46.3	(2)(21)

Physiotherapy Associates Holdings, Inc.	Physical therapy provider	Class A common stock (100,000 shares)		12/13/2013	3.1	8.9

POS I Corp. (fka Vantage Oncology, Inc.)	Radiation oncology care provider	Common stock (62,157 shares)		2/3/2011	4.7	0.9	(2)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Reed Group Holdings, LLC	Medical disability management services provider	Equity interests		4/1/2010	—	—	(2)

Respicardia, Inc.	Developer of implantable therapies to improve cardiovascular health	Warrant to purchase up to 99,094 shares of Series C preferred stock (expires 6/2022)		6/28/2012	—	—	(2)

Sage Products Holdings III, LLC	Patient infection control and preventive care solutions provider	Second lien senior secured loan ($108.7 par due 6/2020)	9.25% (Libor + 8.00%/Q)	12/13/2012	108.5	108.7	(2)(21)

Sarnova HC, LLC, Tri-Anim Health Services, Inc., and BEMS Holdings, LLC	Distributor of emergency medical service and respiratory products	Second lien senior secured loan ($60.0 par due 9/2018)	8.75% (Libor + 8.00%/M)	6/30/2014	60.0	60.0	(2)(21)

SurgiQuest, Inc.	Medical device provider	Warrant to purchase up to 54,672 shares of Series D-4 convertible preferred stock (expires 4/2024)		9/28/2012	—	0.3	(2)

Transaction Data Systems, Inc.	Pharmacy management software provider	Second lien senior secured loan ($27.5 par due 6/2022)	9.25% (Libor + 8.25%/Q)	6/15/2015	27.5	27.0	(2)(21)

U.S. Anesthesia Partners, Inc.	Anesthesiology service provider	Second lien senior secured loan ($23.5 par due 9/2020)	10.25% (Libor + 9.25%/Q)	12/14/2015	23.5	23.5	(2)(21)
		Second lien senior secured loan ($50.0 par due 9/2020)	10.25% (Libor + 9.25%/Q)	9/24/2014	50.0	50.0	(2)(21)

					73.5	73.5

Urgent Cares of America Holdings I, LLC and FastMed Holdings I, LLC(25)	Operator of urgent care clinics	First lien senior secured loan ($14.0 par due 12/2022)	7.00% (Libor + 6.00%/M)	12/1/2015	14.0	13.9	(2)(21)(28)
		First lien senior secured loan ($54.7 par due 12/2022)	7.00% (Libor + 6.00%/M)	12/1/2015	54.7	54.2	(2)(21)(28)
		Preferred units (6,000,000 units)		6/11/2015	6.0	6.4
		Series A common units (2,000,000 units)		6/11/2015	2.0	1.8
		Series C common units (800,507 units)		6/11/2015	—	0.6

					76.7	76.9

VistaPharm, Inc. and Vertice Pharma UK Parent Limited	Manufacturer and distributor of generic pharmaceutical products	First lien senior secured loan ($20.0 par due 12/2021)	8.00% (Base Rate + 4.50%/Q)	12/21/2015	20.0	20.0	(21)
		Preferred shares (40,662 shares)		12/21/2015	0.4	0.4	(9)

					20.4	20.4

Young Innovations, Inc.	Dental supplies and equipment manufacturer	Second lien senior secured loan ($45.0 par due 7/2019)	9.00% (Libor + 8.00%/Q)	5/30/2014	45.0	45.0	(2)(21)

					1,326.4	1,325.8		25.63%

Other Services
American Residential Services L.L.C.	Heating, ventilation and air conditioning services provider	Second lien senior secured loan ($50.0 par due 12/2021)	9.00% (Libor + 8.00%/Q)	6/30/2014	49.6	50.0	(2)(21)

Community Education Centers, Inc. and CEC Parent Holdings LLC(8)	Offender re-entry and in-prison treatment services provider	First lien senior secured loan ($13.9 par due 12/2017)	6.25% (Libor + 5.25%/Q)	12/10/2010	13.9	13.9	(2)(13)(21)
		First lien senior secured loan ($0.3 par due 12/2017)	7.75% (Base Rate + 4.25%/Q)	12/10/2010	0.3	0.3	(2)(13)(21)
		Second lien senior secured loan ($21.9 par due 6/2018)	15.42% (Libor + 15.00%/Q)	12/10/2010	21.9	21.9	(2)
		Class A senior preferred units (7,846 units)		3/27/2015	9.4	9.5	(2)
		Class A junior preferred units (26,154 units)		3/27/2015	20.2	12.1	(2)
		Class A common units (134 units)		3/27/2015	—	—	(2)

					65.7	57.7

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Competitor Group, Inc. and Calera XVI, LLC(25)	Endurance sports media and event operator	First lien senior secured revolving loan ($5.0 par due 11/2018)		11/30/2012	5.0	3.7	(2)(20)
		First lien senior secured loan ($52.3 par due 11/2018)		11/30/2012	52.2	39.3	(2)(20)
		Membership units (2,522,512 units)		11/30/2012	2.5	—	(2)

					59.7	43.0

Crown Health Care Laundry Services, Inc. and Crown Laundry Holdings, LLC(7)(25)	Provider of outsourced healthcare linen management solutions	First lien senior secured revolving loan ($0.5 par due 3/2019)	7.25% (Libor + 6.00%/Q)	3/13/2014	0.5	0.5	(2)(21)(24)
		First lien senior secured loan ($23.4 par due 3/2019)	7.25% (Libor + 6.00%/Q)	3/13/2014	23.3	23.4	(3)(21)
		Class A preferred units (2,475,000 units)		3/13/2014	2.5	3.5	(2)
		Class B common units (275,000 units)		3/13/2014	0.3	0.4	(2)

					26.6	27.8

Dwyer Acquisition Parent, Inc. and TDG Group Holding Company	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan ($31.5 par due 2/2020)	11.00%	6/12/2015	31.5	31.5	(2)
		Senior subordinated loan ($52.7 par due 2/2020)	11.00%	8/15/2014	52.6	52.7	(2)
		Common stock (32,843 shares)		8/15/2014	3.4	4.1	(2)

					87.5	88.3

Massage Envy, LLC(25)	Franchisor in the massage industry	First lien senior secured loan ($8.0 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	8.0	8.0	(2)(21)
		First lien senior secured loan ($46.4 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	46.4	46.4	(3)(21)
		First lien senior secured loan ($19.5 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	19.5	19.5	(4)(21)
		Common stock (3,000,000 shares)		9/27/2012	3.0	5.1	(2)

					76.9	79.0

McKenzie Sports Products, LLC(25)	Designer, manufacturer and distributor of hunting-related supplies	First lien senior secured loan ($39.5 par due 9/2020)	6.75% (Libor + 5.75%/M)	9/18/2014	39.5	37.9	(2)(14)(21)
		First lien senior secured loan ($45.0 par due 9/2020)	6.75% (Libor + 5.75%/M)	9/18/2014	45.0	43.2	(3)(14)(21)

					84.5	81.1

OpenSky Project, Inc. and OSP Holdings, Inc.	Social commerce platform operator	First lien senior secured loan ($2.1 par due 9/2017)	10.00%	6/4/2014	2.1	2.1	(2)
		Warrant to purchase up to 159,496 shares of Series D preferred stock (expires 4/2025)		6/29/2015	—	—	(2)

					2.1	2.1

Osmose Holdings, Inc.	Provider of structural integrity management services to transmission and distribution infrastructure	Second lien senior secured loan ($25.0 par due 8/2023)	8.75% (Libor + 7.75%/Q)	9/3/2015	24.6	24.2	(2)(21)

PODS, LLC	Storage and warehousing	Second lien senior secured loan ($17.5 par due 2/2023)	9.25% (Libor + 8.25%/Q)	2/2/2015	17.4	17.5	(2)(21)

Spin HoldCo Inc.	Laundry service and equipment provider	Second lien senior secured loan ($140.0 par due 5/2020)	8.00% (Libor + 7.00%/Q)	5/14/2013	140.0	131.6	(2)(21)

Surface Dive, Inc.	SCUBA diver training and certification provider	Second lien senior secured loan ($53.7 par due 1/2022)	9.00% (Libor + 8.00%/Q)	7/28/2015	53.7	53.7	(2)(21)
		Second lien senior secured loan ($72.0 par due 1/2022)	10.25% (Libor + 9.25%/Q)	1/29/2015	71.7	72.0	(2)(21)

					125.4	125.7

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
TWH Water Treatment Industries, Inc., TWH Filtration Industries, Inc. and TWH Infrastructure Industries, Inc.(25)	Wastewater infrastructure repair, treatment and filtration holding company	First lien senior secured loan ($2.2 par due 10/2019)	10.25% (Libor + 9.25%/Q)	10/10/2014	2.2	2.2	(2)(21)
		First lien senior secured loan ($36.4 par due 10/2019)	10.25% (Libor + 9.25%/Q)	10/10/2014	36.4	36.1	(3)(21)

					38.6	38.3

U.S. Security Associates Holdings, Inc	Security guard service provider	Senior subordinated loan ($25 par due 7/2018)	11.00%	11/24/2015	25.0	25.0	(2)

WASH Multifamily Acquisition Inc. and Coinamatic Canada Inc.	Laundry service and equipment provider	Second lien senior secured loan ($3.7 par due 5/2023)	8.00% (Libor + 7.00%/Q)	5/14/2015	3.6	3.6	(2)(21)
		Second lien senior secured loan ($21.3 par due 5/2023)	8.00% (Libor + 7.00%/Q)	5/14/2015	20.9	20.2	(2)(21)

					24.5	23.8

					848.1	815.1		15.75%

Consumer Products
Feradyne Outdoors, LLC and Bowhunter Holdings, LLC	Provider of branded archery and bowhunting accessories	First lien senior secured loan ($4.5 par due 3/2019)	4.00% (Libor + 3.00%/Q)	4/24/2014	4.5	4.4	(2)(21)
		First lien senior secured loan ($9.5 par due 3/2019)	6.55% (Libor + 5.55%/Q)	4/24/2014	9.5	9.1	(2)(18)(21)
		First lien senior secured loan ($6.7 par due 3/2019)	4.00% (Libor + 3.00%/Q)	4/24/2014	6.8	6.5	(2)(21)
		First lien senior secured loan ($50.1 par due 3/2019)	6.55% (Libor + 5.55%/Q)	4/24/2014	50.1	48.1	(3)(18)(21)
		Common units (373 units)		4/24/2014	3.7	3.4	(2)

					74.6	71.5

Indra Holdings Corp.	Designer, marketer, and distributor of rain and cold weather products	Second lien senior secured loan ($80.0 par due 11/2021)	8.50% (Libor + 7.50%/Q)	5/1/2014	79.0	72.0	(2)(21)

Matrixx Initiatives, Inc. and Wonder Holdings Acquisition Corp.	Developer and marketer of OTC healthcare products	Warrant to purchase up to 1,654,678 shares of common stock (expires 6/2021)		7/27/2011	—	0.5	(2)
		Warrant to purchase up to 1,120 shares of preferred stock (expires 6/2021)		7/27/2011	—	1.3	(2)

					—	1.8

Oak Parent, Inc.	Manufacturer of athletic apparel	First lien senior secured loan ($2.6 par due 4/2018)	7.61% (Libor + 7.00%/Q)	4/2/2012	2.6	2.6	(3)(21)
		First lien senior secured loan ($8.2 par due 4/2018)	7.61% (Libor + 7.00%/Q)	4/2/2012	8.2	8.2	(4)(21)

					10.8	10.8

PG-ACP Co-Invest, LLC	Supplier of medical uniforms, specialized medical footwear and accessories	Class A membership units (1,000,0000 units)		8/29/2012	1.0	2.0	(2)

Plantation Products, LLC, Seed Holdings, Inc. and Flora Parent, Inc.	Provider of branded lawn and garden products	Second lien senior secured loan ($66.0 par due 6/2021)	9.54% (Libor + 8.54%/Q)	12/23/2014	65.7	66.0	(2)(21)
		Common stock (30,000 shares)		12/23/2014	3.0	4.1	(2)

					68.7	70.1

SHO Holding I Corporation	Manufacturer and distributor of slip resistant footwear	Second lien senior secured loan ($100.0 par due 4/2023)	9.50% (Libor + 8.50%/Q)	10/27/2015	97.5	98.0	(2)(21)
Shock Doctor, Inc. and Shock Doctor Holdings, LLC(7)	Developer, marketer and distributor of sports protection equipment and accessories	Second lien senior secured loan ($89.4 par due 10/2021)	11.50% (Libor + 10.50%/Q)	4/22/2015	89.4	89.4	(2)(21)
		Class A preferred units (50,000 units)		3/14/2014	5.0	5.3	(2)
		Class C preferred units (50,000 units)		4/22/2015	5.0	5.3	(2)

					99.4	100.0

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
The Hygenic Corporation	Designer, manufacturer and marketer of branded wellness products	Second lien senior secured loan ($70.0 par due 4/2021)	9.75% (Libor + 8.75%/Q)	2/27/2015	70.0	68.6	(2)(21)

The Step2 Company, LLC(8)	Toy manufacturer	Second lien senior secured loan ($27.6 par due 9/2019)	10.00%	4/1/2010	27.5	27.6	(2)
		Second lien senior secured loan ($4.5 par due 9/2019)	10.00%	3/13/2014	4.5	4.5	(2)
		Second lien senior secured loan ($43.2 par due 9/2019)		4/1/2010	30.8	12.5	(2)(20)
		Common units (1,116,879 units)		4/1/2011	—	—
		Class B common units (126,278,000 units)		10/30/2014	—	—	(2)
		Warrant to purchase up to 3,157,895 units		4/1/2010	—	—

					62.8	44.6

Varsity Brands Holding Co., Inc., Hercules Achievement, Inc., Hercules Achievement Holdings, Inc. and Hercules VB Holdings, Inc.	Leading manufacturer and distributor of textiles, apparel & luxury goods	Second lien senior secured loan ($55.6 par due 12/2022)	9.75% (Libor + 8.75%/Q)	12/11/2014	55.1	55.6	(2)(21)
		Second lien senior secured loan ($91.7 par due 12/2022)	9.75% (Libor + 8.75%/Q)	12/11/2014	90.9	91.7	(2)(21)
		Common stock (3,353,370 shares)		12/11/2014	3.4	4.4	(2)
		Common stock (3,353,371 shares)		12/11/2014	4.1	5.4	(2)

					153.5	157.1

					717.3	696.5		13.46%

Power Generation
Alphabet Energy, Inc.	Technology developer to convert waste-heat into electricity	First lien senior secured loan ($3.9 par due 7/2017)	9.62%	12/16/2013	3.8	3.9	(2)
		Series B preferred stock (74,449 shares)		2/26/2014	0.3	0.4	(2)
		Warrant to purchase up to 59,524 units of Series B preferred stock (expires 12/2023)		12/16/2013	0.1	0.1	(2)

					4.2	4.4

Bicent (California) Holdings LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($49.5 par due 2/2021)	8.25% (Libor + 7.25%/Q)	2/6/2014	49.5	49.5	(2)(21)

Brush Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($44.9 par due 8/2020)	6.25% (Libor + 5.25%/Q)	8/1/2013	44.9	44.9	(2)(21)
		First lien senior secured loan ($0.5 par due 8/2020)	7.75% (Base Rate + 4.25%/Q)	8/1/2013	0.5	0.5	(2)(21)
		First lien senior secured loan ($2.3 par due 8/2020)	6.25% (Libor + 5.25%/Q)	8/1/2013	2.3	2.3	(2)(21)
		First lien senior secured loan ($0.0 par due 8/2020)	7.75% (Base Rate + 4.25%/Q)	8/1/2013	—	—	(2)(21)
		First lien senior secured loan ($9.7 par due 8/2020)	6.25% (Libor + 5.25%/Q)	8/1/2013	9.7	9.7	(4)(21)
		First lien senior secured loan ($0.1 par due 8/2020)	7.75% (Base Rate + 4.25%/Q)	8/1/2013	0.1	0.1	(4)(21)

					57.5	57.5

CPV Maryland Holding Company II, LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($44.5 par due 12/2020)	5.00% Cash, 5.00% PIK	8/8/2014	44.5	41.3	(2)
		Warrant to purchase up to 4 units of common stock (expires 8/2018)		8/8/2014	—	0.2	(2)

					44.5	41.5

DESRI VI Management Holdings, LLC	Wind power generation facility operator	Senior subordinated loan ($25.0 par due 12/2021)	9.75%	12/24/2014	25.0	25.0	(2)
		Non-Controlling units (10.0 units)		12/24/2014	1.5	1.4	(2)

					26.5	26.4

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Grant Wind Holdings II, LLC	Wind power generation facility	Senior subordinated loan ($23.4 par due 7/2016)	10.00%	9/8/2015	23.4	23.4	(2)

Green Energy Partners, Stonewall LLC and Panda Stonewall Intermediate Holdings II LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($25.0 par due 11/2021)	6.50% (Libor + 5.50%/Q)	11/13/2014	24.8	23.0	(2)(21)
		Senior subordinated loan ($18.5 par due 12/2021)	8.00% Cash, 5.25% PIK	11/13/2014	18.5	17.4	(2)
		Senior subordinated loan ($86.5 par due 12/2021)	8.00% Cash, 5.25% PIK	11/13/2014	86.5	81.3	(2)

					129.8	121.7

Joule Unlimited Technologies, Inc. and Stichting Joule Global Foundation(25)	Renewable fuel and chemical production developer	First lien senior secured loan ($10.0 par due 10/2018)	10.00% (Libor + 9.00%/M)	3/31/2015	9.9	10.0	(2)(21)
		Warrant to purchase up to 32,051 shares of Series C-2 preferred stock (expires 7/2023)		7/25/2013	—	—	(2)(9)

					9.9	10.0

La Paloma Generating Company, LLC	Natural gas fired, combined cycle plant operator	Second lien senior secured loan ($10.0 par due 2/2020)		2/20/2014	9.4	3.0	(2)(20)

Moxie Liberty LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($35.0 par due 8/2020)	7.50% (Libor + 6.50%/Q)	8/21/2013	34.7	33.3	(2)(21)

Moxie Patriot LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($35.0 par due 12/2020)	6.75% (Libor + 5.75%/Q)	12/19/2013	34.7	32.6	(2)(21)

Panda Power Annex Fund Hummel Holdings II LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($73.6 par due 10/2016)	12.00% PIK	10/27/2015	73.1	73.5	(2)

Panda Sherman Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($32.1 par due 9/2018)	9.00% (Libor + 7.50%/Q)	9/14/2012	32.1	28.9	(2)(21)

Panda Temple Power II, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($20.0 par due 4/2019)	7.25% (Libor + 6.00%/Q)	4/3/2013	19.9	17.8	(2)(21)

Panda Temple Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($24.8 par due 3/2022)	7.25% (Libor + 6.25%/Q)	3/6/2015	23.6	22.1	(2)(21)

PERC Holdings 1 LLC	Operator of recycled energy, combined heat and power, and energy efficiency facilities	Class B common units (21,653,543 units)		10/20/2014	21.6	23.3	(2)

					594.4	568.9		11.00%

Manufacturing
Cambrios Technologies Corporation	Nanotechnology-based solutions for electronic devices and computers	Warrant to purchase up to 400,000 shares of Series D-4 convertible preferred stock (expires 8/2022)		8/7/2012	—	—	(2)

Chariot Acquisition, LLC(25)	Distributor and designer of aftermarket golf cart parts and accessories	First lien senior secured loan ($59.3 par due 9/2021)	7.25% (Libor + 6.25%/Q)	9/30/2015	59.3	59.3	(2)(21)(28)

Component Hardware Group, Inc.(25)	Commercial equipment	First lien senior secured revolving loan ($2.2 par due 7/2019)	5.50% (Libor + 4.50%/Q)	7/1/2013	2.2	2.2	(2)(21)
		First lien senior secured loan ($8.1 par due 7/2019)	5.50% (Libor + 4.50%/Q)	7/1/2013	8.1	8.0	(4)(21)

					10.3	10.2

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Harvey Tool Company, LLC and Harvey Tool Holding, LLC(25)	Cutting tool provider to the metalworking industry	Senior subordinated loan ($27.9 par due 9/2020)	11.00%	8/13/2015	27.9	27.9	(2)
		Class A membership units (750 units)		3/28/2014	0.9	1.5	(2)

					28.8	29.4

Ioxus, Inc.	Energy storage devices	First lien senior secured loan ($10.2 par due 11/2017)	10.00% Cash, 2.00% PIK	4/29/2014	10.0	8.6	(2)
		Warrant to purchase up to 717,751 shares of Series AA preferred stock (expires 4/2024)		4/29/2014	—	—	(2)

					10.0	8.6

KPS Global LLC	Walk-in cooler and freezer systems	First lien senior secured loan ($50.0 par due 12/2020)	9.63% (Libor + 8.63%/Q)	12/4/2015	50.0	50.0	(2)(21)

MacLean-Fogg Company and MacLean-Fogg Holdings, L.L.C.	Manufacturer and supplier for the power utility and automotive markets worldwide	Senior subordinated loan ($97.0 par due 10/2025)	10.50% Cash, 3.00% PIK	10/31/2013	97.0	97.0	(2)
		Preferred units (70,183 units)	4.50% Cash, 9.25% PIK	10/9/2015	70.8	70.8

					167.8	167.8

MWI Holdings, Inc.	Engineered springs, fasteners, and other precision components	First lien senior secured loan ($14.1 par due 3/2019)	7.375% (Libor + 6.125%/Q)	10/30/2015	14.1	14.1	(2)(21)
		First lien senior secured loan ($28.1 par due 3/2019)	9.375% (Libor + 8.125%/Q)	6/15/2011	28.1	28.1	(3)(21)
		First lien senior secured loan ($19.9 par due 3/2019)	9.375% (Libor + 8.125%/Q)	6/15/2011	19.9	19.9	(4)(21)

					62.1	62.1

Niagara Fiber Intermediate Corp.(25)	Insoluble fiber filler products	First lien senior secured revolving loan ($1.9 par due 5/2018)	6.75% (Libor + 5.50%/Q)	5/8/2014	1.9	1.5	(2)(21)
		First lien senior secured loan ($1.4 par due 5/2018)	6.75% (Libor + 5.50%/Q)	5/8/2014	1.4	1.2	(2)(21)
		First lien senior secured loan ($13.6 par due 5/2018)	6.75% (Libor + 5.50%/Q)	5/8/2014	13.6	10.9	(2)(21)

					16.9	13.6

Nordco Inc.(25)	Railroad maintenance-of-way machinery	First lien senior secured revolving loan ($3.8 par due 8/2020)	8.75% (Base Rate + 5.25%/Q)	8/26/2015	3.7	3.7	(2)(21)
		First lien senior secured loan ($70.3 par due 8/2020)	7.25% (Libor + 6.25%/Q)	8/26/2015	70.3	69.5	(2)(21)(28)
		First lien senior secured loan ($0.2 par due 8/2020)	8.75% (Base Rate + 5.25%/Q)	8/26/2015	0.2	0.2	(2)(21)(28)

					74.2	73.4

Pelican Products, Inc.	Flashlights	Second lien senior secured loan ($40.0 par due 4/2021)	9.25% (Libor + 8.25%/Q)	4/11/2014	39.9	38.5	(2)(21)

Saw Mill PCG Partners LLC	Metal precision engineered components	Common units (1,000 units)		1/30/2007	1.0	—	(2)

SI Holdings, Inc.	Elastomeric parts, mid-sized composite structures, and composite tooling	Common stock (1,500 shares)		5/30/2014	1.5	1.5	(2)

TPTM Merger Corp.(25)	Time temperature indicator products	First lien senior secured revolving loan ($0.8 par due 9/2018)	7.25% (Libor + 6.25%/Q)	9/12/2013	0.8	0.7	(2)(21)
		First lien senior secured loan ($22.0 par due 9/2018)	9.42% (Libor + 8.42%/Q)	9/12/2013	22.0	21.8	(3)(21)
		First lien senior secured loan ($10.0 par due 9/2018)	9.42% (Libor + 8.42%/Q)	9/12/2013	10.0	9.9	(4)(21)

					32.8	32.4

					554.6	546.8		10.57%

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Business Services
2329497 Ontario Inc.(9)	Outsourced data center infrastructure and related services provider	Second lien senior secured loan ($42.5 par due 6/2019)	10.50% (Libor + 9.25%/M)	12/13/2013	43.1	26.0	(2)(21)

Brandtone Holdings Limited(9)(25)	Mobile communications and marketing services provider	First lien senior secured loan ($5.7 par due 11/2018)	9.50% (Libor + 8.50%/M)	5/11/2015	5.5	5.7	(2)(21)
		First lien senior secured loan ($3.3 par due 1/2019)	9.50% (Libor + 8.50%/M)	5/11/2015	3.2	3.3	(2)(21)
		Warrant to purchase up to 115,002 units of Series Three participating convertible preferred ordinary shares (expires 5/2025)		5/11/2015	—	—	(2)

					8.7	9.0

CallMiner, Inc.	Provider of cloud-based conversational analytics solutions	First lien senior secured loan ($3.5 par due 5/2018)	10.00%	7/23/2014	3.5	3.5	(2)
		First lien senior secured loan ($1.9 par due 9/2018)	10.00%	7/23/2014	1.9	2.0	(2)
		Warrant to purchase up to 2,350,636 shares of Series 1 preferred stock (expires 7/2024)		7/23/2014	—	—	(2)

					5.4	5.5

CIBT Holdings, Inc. and CIBT Investment Holdings, LLC(25)	Expedited travel document processing services	Class A shares (2,500 shares)		12/15/2011	2.5	4.6	(2)

CMW Parent LLC (fka Black Arrow, Inc.)	Multiplatform media firm	Series A units (32 units)		9/11/2015	—	—	(2)

Command Alkon, Incorporated and CA Note Issuer, LLC	Software solutions provider to the ready-mix concrete industry	Second lien senior secured loan ($10.0 par due 8/2020)	9.25% (Libor + 8.25%/Q)	9/28/2012	10.0	10.0	(2)(21)
		Second lien senior secured loan ($11.5 par due 8/2020)	9.25% (Libor + 8.25%/Q)	9/28/2012	11.5	11.5	(2)(21)
		Second lien senior secured loan ($26.5 par due 8/2020)	9.25% (Libor + 8.25%/Q)	9/28/2012	26.5	26.5	(2)(21)
		Senior subordinated loan ($20.3 par due 8/2021)	14.00% PIK	8/8/2014	20.3	20.3	(2)

					68.3	68.3

Compuware Parent, LLC	Web and mobile cloud performance testing and monitoring services provider	Class A-1 common stock (4,132 units)		12/15/2014	2.2	2.0	(2)
		Class B-1 common stock (4,132 units)		12/15/2014	0.5	0.4	(2)
		Class C-1 common stock (4,132 units)		12/15/2014	0.3	0.3	(2)
		Class A-2 common stock (4,132 units)		12/15/2014	—	—	(2)
		Class B-2 common stock (4,132 units)		12/15/2014	—	—	(2)
		Class C-2 common stock (4,132 units)		12/15/2014	—	—	(2)

					3.0	2.7

Directworks, Inc. and Co-Exprise Holdings, Inc.(25)	Provider of cloud-based software solutions for direct materials sourcing and supplier management for manufacturers	First lien senior secured loan ($2.3 par due 4/2018)	10.25% (Libor + 9.25%/M)	12/19/2014	2.3	2.3	(2)(21)
		Warrant to purchase up to 1,875,000 shares of Series 1 preferred stock (expires 12/2024)		12/19/2014	—	—	(2)

					2.3	2.3

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
DTI Holdco, Inc. and OPE DTI Holdings, Inc.	Provider of legal process outsourcing and managed services	First lien senior secured loan ($1.0 par due 8/2020)	5.75% (Libor + 4.75%/Q)	8/19/2014	1.0	1.0	(2)(21)
		Class A common stock (7,500 shares)		8/19/2014	7.5	6.3	(2)
		Class B common stock (7,500 shares)		8/19/2014	—	—	(2)

					8.5	7.3

EN Engineering, L.L.C.(25)	Engineering and consulting services to natural gas, electric power and other energy & industrial end markets	First lien senior secured loan ($2.6 par due 6/2021)	8.50% (Base Rate + 5.00%/Q)	6/30/2015	2.6	2.6	(2)(21)(28)
		First lien senior secured loan ($22.4 par due 6/2021)	7.00% (Libor + 6.00%/Q)	6/30/2015	22.2	22.3	(2)(21)(28)

					24.8	24.9

Faction Holdings, Inc. and The Faction Group LLC (fka PeakColo Holdings, Inc.)(25)	Wholesaler of cloud-based software applications and services	First lien senior secured revolving loan ($2.0 par due 11/2017)	7.75% (Base Rate + 4.25%/Q)	11/3/2014	2.0	2.0	(2)(21)
		First lien senior secured loan ($4.0 par due 5/2019)	9.75% (Libor + 8.75%/Q)	11/3/2014	3.9	4.0	(2)(21)
		First lien senior secured loan ($3.0 par due 12/2019)	9.75% (Libor + 8.75%/Q)	12/3/2015	3.0	3.0	(2)(21)
		Warrant to purchase up to 1,481 shares of Series A preferred stock (expires 12/2025)		12/3/2015	—	—	(2)
		Warrant to purchase up to 2,037 shares of Series A preferred stock (expires 11/2024)		11/3/2014	0.1	0.1	(2)

					9.0	9.1

First Insight, Inc.	Software company providing merchandising and pricing solutions to companies worldwide	Warrant to purchase up to 122,827 units of Series C preferred stock (expires 3/2024)		3/20/2014	—	—	(2)

HCPro, Inc. and HCP Acquisition Holdings, LLC(8)	Healthcare compliance advisory services	Senior subordinated loan ($9.8 par due 5/2015)		3/5/2013	2.7	—	(2)(20)
		Class A units (14,293,110 units)		6/26/2008	12.8	—	(2)

					15.5	—

iControl Networks, Inc. and uControl Acquisition, LLC	Software and services company for the connected home market	Second lien senior secured loan ($20.0 par due 3/2019)	9.50% (Libor + 8.50%/Q)	2/19/2015	19.7	20.0	(2)(19)(21)
		Warrant to purchase up to 385,616 shares of Series D preferred stock (expires 2/2022)		2/19/2015	—	0.2	(2)

					19.7	20.2

IfByPhone Inc.	Voice-based marketing automation software provider	Warrant to purchase up to 124,300 shares of Series C preferred stock (10/2022)		10/15/2012	0.1	0.1	(2)
Interactions Corporation	Developer of a speech recognition software based customer interaction system	Second lien senior secured loan ($2.5 par due 7/2019)	9.85% (Libor + 8.85%/Q)	6/16/2015	2.2	2.5	(2)(21)
		Second lien senior secured loan ($22.5 par due 7/2019)	9.85% (Libor + 8.85%/Q)	6/16/2015	22.2	22.5	(5)(21)
		Warrant to purchase up to 68,187 shares of Series G-3 convertible preferred stock (expires 6/2022)		6/16/2015	0.3	0.3	(2)

					24.7	25.3

Investor Group Services, LLC(7)	Business consulting for private equity and corporate clients	Limited liability company membership interest (5.17% interest)		6/22/2006	—	0.4

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
iPipeline, Inc., Internet Pipeline, Inc. and iPipeline Holdings, Inc.(25)	Provider of software solutions to the insurance and financial services industry	First lien senior secured loan ($12.0 par due 8/2022)	8.25% (Libor + 7.25%/Q)	8/4/2015	12.0	12.0	(2)(21)
		First lien senior secured loan ($44.9 par due 8/2022)	8.25% (Libor + 7.25%/Q)	8/4/2015	44.9	44.9	(3)(21)
		First lien senior secured loan ($15.0 par due 8/2022)	8.25% (Libor + 7.25%/Q)	8/4/2015	14.9	14.9	(4)(21)
		Preferred stock (1,485 shares)		8/4/2015	1.5	1.9	(2)
		Common stock (647,542 shares)		8/4/2015	—	—	(2)

					73.3	73.7

IronPlanet, Inc.	Online auction platform provider for used heavy equipment	Warrant to purchase to up to 133,333 shares of Series C preferred stock (expires 9/2023)		9/24/2013	0.2	0.2	(2)

Itel Laboratories, Inc.(25)	Data services provider for building materials to property insurance industry	Preferred units (1,798,391 units)		6/29/2012	1.0	1.2	(2)

Market Track Holdings, LLC	Business media consulting services company	Preferred stock (1,685 shares)		12/13/2013	2.2	2.4
		Common stock (16,251 shares)		12/13/2013	2.2	2.3

					4.4	4.7

Maximus Holdings, LLC	Provider of software simulation tools and related services	Warrant to purchase up to 1,050,013 shares of common stock (expires 10/2019)		12/13/2013	—	—

Ministry Brands, LLC and MB Parent Holdings, LLC(25)	Software and payment services provider to faith-based institutions	First lien senior secured loan ($1.6 par due 11/2021)	5.25% (Libor + 4.25%/Q)	11/20/2015	1.6	1.6	(2)(21)
		First lien senior secured loan ($16.7 par due 11/2021)	10.75% (Libor + 9.75%/Q)	11/20/2015	16.7	16.7	(2)(21)
		First lien senior secured loan ($34.3 par due 11/2021)	10.75% (Libor + 9.75%/Q)	11/20/2015	33.9	34.2	(2)(21)
		Class A common units (2,000,000 units)		11/20/2015	2.0	2.0

					54.2	54.5

Multi-Ad Services, Inc.(7)	Marketing services and software provider	Preferred units (1,725,280 units)		4/1/2010	—	0.4
		Common units (1,725,280 units)		4/1/2010	—	—

					—	0.4

MVL Group, Inc.(8)	Marketing research provider	Senior subordinated loan ($0.4 par due 7/2012)		4/1/2010	0.2	0.2	(2)(20)
		Common stock (560,716 shares)		4/1/2010	—	—	(2)

					0.2	0.2

NAS, LLC, Nationwide Marketing Group, LLC and Nationwide Administrative Services, Inc.	Buying and marketing services organization for appliance, furniture and consumer electronics dealers	Second lien senior secured loan ($24.1 par due 12/2021)	9.75% (Libor + 8.75%/Q)	6/1/2015	24.1	23.2	(2)(21)

PHL Investors, Inc., and PHL Holding Co.(8)	Mortgage services	Class A common stock (576 shares)		7/31/2012	3.8	—	(2)

Poplicus Incorporated	Business intelligence and market analytics platform provider	First lien senior secured loan ($5.0 par due 7/2019)	8.50% (Libor + 7.50%/M)	6/25/2015	4.8	4.9	(5)(21)
		Warrant to purchase up to 2,402,991 shares of Series C preferred stock (expires 6/2025)		6/25/2015	0.1	0.1	(5)

					4.9	5.0

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
PowerPlan, Inc. and Project Torque Ultimate Parent Corporation	Fixed asset financial management software provider	Second lien senior secured loan ($30.0 par due 2/2023)	10.75% (Libor + 9.75%/Q)	2/23/2015	29.7	30.0	(2)(21)
		Second lien senior secured loan ($50.0 par due 2/2023)	10.75% (Libor + 9.75%/Q)	2/23/2015	49.6	50.0	(3)(21)
		Class A common stock (1,980 shares)		2/23/2015	2.0	2.6	(2)
		Class B common stock (989,011 shares)		2/23/2015	—	—	(2)

					81.3	82.6

Powersport Auctioneer Holdings, LLC	Powersport vehicle auction operator	Common units (1,972 units)		3/2/2012	1.0	1.1	(2)

R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	0.3	0.3	(2)

Rocket Fuel Inc.	Provider of open and integrated software for digital marketing optimization	Common stock (11,405 units)		9/9/2014	—	—	(2)

Sonian Inc.	Cloud-based email archiving platform	First lien senior secured loan ($7.5 par due 9/2019)	9.00% (Libor + 8.00%/M)	9/9/2015	7.3	7.3	(5)(21)
		Warrant to purchase up to 169,045 shares of Series C preferred stock (expires 9/2022)		9/9/2015	0.1	0.1	(5)

					7.4	7.4

Talari Networks, Inc.	Networking equipment provider	First lien senior secured loan ($6.0 par due 12/2018)	9.75% (Libor + 8.75%/M)	8/3/2015	5.9	6.0	(5)(21)
		Warrant to purchase up to 421,052 shares of Series D-1 preferred stock (expires 8/2022)		8/3/2015	0.1	0.1	(5)

					6.0	6.1

TraceLink, Inc.(25)	Supply chain management software provider for the pharmaceutical industry	First lien senior secured loan ($4.5 par due 1/2019)	8.50% (Libor + 7.00%/M)	1/2/2015	4.5	4.5	(2)(21)
		Warrant to purchase up to 283,353 shares of Series A-2 preferred stock (expires 1/2025)		1/2/2015	0.1	1.0	(2)

					4.6	5.5

Velocity Holdings Corp.	Hosted enterprise resource planning application management services provider	Common units (1,713,546 units)		12/13/2013	4.5	3.0

WorldPay Group PLC(9)	Payment processing provider	C2 shares (73,974 shares)		10/21/2015	—	0.1
		Ordinary shares (1,310,386 shares)		10/21/2015	1.1	5.9

					1.1	6.0

					507.9	480.8		9.29%

Financial Services
AllBridge Financial, LLC(8)	Asset management services	Equity interests		4/1/2010	1.1	8.0

Callidus Capital Corporation(8)	Asset management services	Common stock (100 shares)		4/1/2010	3.0	1.7

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Ciena Capital LLC(8)(25)	Real estate and small business loan servicer	First lien senior secured revolving loan ($14.0 par due 12/2016)	6.00%	11/29/2010	14.0	14.0	(2)
		First lien senior secured loan ($0.5 par due 12/2016)	12.00%	11/29/2010	0.5	0.5	(2)
		First lien senior secured loan ($5.0 par due 12/2016)	12.00%	11/29/2010	5.0	5.0	(2)
		First lien senior secured loan ($2.5 par due 12/2016)	12.00%	11/29/2010	2.5	2.5	(2)
		Equity interests		11/29/2010	39.0	20.8	(2)

					61.0	42.8

Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($28.0 par due 5/2018)	12.75%	5/10/2012	28.0	28.0	(2)

Gordian Acquisition Corp.	Financial services firm	Common stock (526 shares)		11/30/2012	—	—	(2)

Imperial Capital Group LLC	Investment services	Class A common units (40,440 units)		5/10/2007	9.8	14.4	(2)
		2006 Class B common units (13,249 units)		5/10/2007	—	—	(2)
		2007 Class B common units (1,652 units)		5/10/2007	—	—	(2)

					9.8	14.4

Ivy Hill Asset Management, L.P.(8)(10)	Asset management services	Member interest (100.00% interest)		6/15/2009	171.0	235.5

Javlin Three LLC, Javlin Four LLC, and Javlin Five LLC(10)(25)	Asset-backed financial services	First lien senior secured revolving loan ($51.0 par due 6/2017)	8.48% (Libor + 8.25%/M)	6/24/2014	51.0	51.0	(2)

LSQ Funding Group, L.C. and LM LSQ Investors LLC(10)(25)	Asset based lender	Senior subordinated loan ($30.0 par due 6/2021)	10.50%	6/25/2015	30.0	30.0	(2)
		Membership units (3,000,000 units)		6/25/2015	3.0	3.0

					33.0	33.0

					357.9	414.4		8.01%

Education
Campus Management Corp. and Campus Management Acquisition Corp.(7)	Education software developer	Preferred stock (485,159 shares)		2/8/2008	10.5	9.4	(2)

Infilaw Holding, LLC(25)	Operator of for-profit law schools	First lien senior secured revolving loan		8/25/2011	—	—	(23)
		First lien senior secured loan ($3.6 par due 8/2016)	9.50% (Libor + 8.50%/Q)	8/25/2011	3.6	3.6	(3)(21)
		Series A preferred units (124,890 units)	9.50% (Libor + 8.50%/Q)	8/25/2011	124.9	113.6	(2)(21)
		Series B preferred units (3.91 units)		10/19/2012	9.3	9.8	(2)

					137.8	127.0

Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	Private school operator	First lien senior secured loan ($1.7 par due 12/2018)	10.50% (Libor + 9.00%/Q)	10/31/2015	1.7	1.7	(2)(21)
		Senior preferred series A-1 shares (163,902 shares)		10/31/2015	119.4	99.5	(2)
		Series B preferred stock (1,750,000 shares)		8/5/2010	5.0	—	(2)
		Series C preferred stock (2,512,586 shares)		6/7/2010	0.7	—	(2)
		Common stock (20 shares)		6/7/2010	—	—	(2)

					126.8	101.2

Lakeland Tours, LLC	Educational travel provider	First lien senior secured loan ($30.8 par due 6/2020)	9.77% (Libor + 8.77%/Q)	6/9/2015	30.7	30.7	(2)(21)
		First lien senior secured loan ($44.0 par due 6/2020)	9.77% (Libor + 8.77%/Q)	6/9/2015	44.0	44.0	(2)(21)
		First lien senior secured loan ($40.4 par due 6/2020)	9.77% (Libor + 8.77%/Q)	6/9/2015	40.3	40.4	(3)(21)
		Common stock (5,000 shares)		10/4/2011	5.0	9.7	(2)

					120.0	124.8

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
PIH Corporation(25)	Franchisor of education-based early childhood centers	First lien senior secured revolving loan ($0.6 par due 12/2018)	7.00% (Libor + 6.00%/Q)	12/13/2013	0.6	0.6	(2)(21)

R3 Education, Inc. and EIC Acquisitions Corp.	Medical school operator	Preferred stock (1,977 shares)		7/30/2008	0.5	0.5	(2)
		Common membership interest (15.76% interest)		9/21/2007	15.8	25.9	(2)
		Warrant to purchase up to 27,890 shares (expires 11/2019)		12/8/2009	—	—	(2)

					16.3	26.4

Regent Education, Inc.(25)	Provider of software solutions designed to optimize the financial aid and enrollment processes	First lien senior secured revolving loan ($1.0 par due 7/2016)	10.00% (Libor + 8.00%/Q)	7/1/2014	1.0	0.9	(2)(21)
		First lien senior secured loan ($3.0 par due 1/2018)	10.00% (Libor + 8.00%/Q)	7/1/2014	2.9	2.9	(2)(21)
		Warrant to purchase up to 987,771 shares of Series CC preferred stock (expires 11/2025)		7/1/2014	—	0.1	(2)

					3.9	3.9

Severin Acquisition, LLC(25)	Provider of student information system software solutions to the K-12 education market	Second lien senior secured loan ($4.2 par due 7/2022)	9.75% (Libor + 8.75%/Q)	10/28/2015	4.1	4.1	(2)(21)
		Second lien senior secured loan ($15.0 par due 7/2022)	9.25% (Libor + 8.25%/Q)	7/31/2015	14.7	14.5	(2)(21)

					18.8	18.6

WCI-Quantum Holdings, Inc.	Distributor of instructional products, services and resources	Series A preferred stock (1,272 shares)		10/24/2014	1.0	1.2	(2)

					435.7	413.1		7.99%

Restaurants and Food Services
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc.	Restaurant owner and operator	First lien senior secured loan ($28.6 par due 12/2018)	9.25% (Libor + 8.25%/Q)	11/27/2006	28.6	25.2	(2)(17)(21)
		First lien senior secured loan ($10.9 par due 12/2018)	9.25% (Libor + 8.25%/Q)	11/27/2006	10.9	9.6	(3)(17)(21)
		Promissory note ($22.0 par due 12/2023)		11/27/2006	13.8	1.6	(2)
		Warrant to purchase up to 23,750 units of Series D common stock (expires 12/2023)		12/18/2013	—	—	(2)

					53.3	36.4

Benihana, Inc.(25)	Restaurant owner and operator	First lien senior secured revolving loan ($1.0 par due 7/2018)	8.25% (Base Rate + 4.75%/Q)	8/21/2012	1.0	0.9	(2)(21)
		First lien senior secured loan ($4.8 par due 1/2019)	7.25% (Libor + 6.00%/Q)	8/21/2012	4.8	4.6	(4)(21)

					5.8	5.5

DineInFresh, Inc.	Meal-delivery provider	First lien senior secured loan ($7.5 par due 7/2018)	9.75% (Libor + 8.75%/M)	12/19/2014	7.4	7.5	(2)(21)
		Warrant to purchase up to 143,079 shares of Series A preferred stock (12/2024)		12/19/2014	—	—	(2)

					7.4	7.5

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Garden Fresh Restaurant Corp.(25)	Restaurant owner and operator	First lien senior secured revolving loan ($1.1 par due 7/2018)	10.50% (Libor + 9.00%/Q)	10/3/2013	1.1	1.1	(2)(21)(24)
		First lien senior secured loan ($40.7 par due 7/2018)	10.50% (Libor + 9.00%/Q)	10/3/2013	40.7	40.7	(3)(21)

					41.8	41.8
Global Franchise Group, LLC and GFG Intermediate Holding, Inc.	Worldwide franchisor of quick service restaurants	First lien senior secured loan ($62.5 par due 12/2019)	10.53% (Libor + 9.53%/Q)	12/18/2014	62.5	62.5	(3)(21)

Heritage Food Service Group, Inc. and WCI-HFG Holdings, LLC	Distributor of replacement parts for commercial kitchen equipment	Second lien senior secured loan ($31.6 par due 10/2022)	9.50% (Libor + 8.50%/Q)	10/20/2015	31.6	31.0	(2)(21)
		Preferred units (3,000,000 units)		10/20/2015	3.0	3.0	(2)

					34.6	34.0

Orion Foods, LLC(8)	Convenience food service retailer	First lien senior secured loan ($7.5 par due 9/2015)		4/1/2010	7.5	3.7	(2)(20)
		Second lien senior secured loan ($19.4 par due 9/2015)		4/1/2010	—	—	(2)(20)
		Preferred units (10,000 units)		10/28/2010	—	—	(2)
		Class A common units (25,001 units)		4/1/2010	—	—	(2)
		Class B common units (1,122,452 units)		4/1/2010	—	—	(2)

					7.5	3.7

OTG Management, LLC(25)	Airport restaurant operator	First lien senior secured revolving loan ($2.3 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	2.3	2.3	(2)(21)
		First lien senior secured loan ($10.8 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	10.8	10.8	(2)(21)
		First lien senior secured loan ($22.1 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	22.1	22.1	(2)(21)
		First lien senior secured loan ($24.7 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	24.7	24.7	(3)(21)
		Common units (3,000,000 units)		1/5/2011	3.0	11.5	(2)
		Warrant to purchase up to 7.73% of common units (expires 6/2018)		6/19/2008	0.1	22.8	(2)

					63.0	94.2

Restaurant Holding Company, LLC	Fast food restaurant operator	First lien senior secured loan ($36.3 par due 2/2019)	8.75% (Libor + 7.75%/Q)	3/13/2014	36.1	35.2	(2)(21)

					312.0	320.8		6.20%

Oil and Gas
Lonestar Prospects, Ltd.	Sand proppant producer and distributor to the oil and natural gas industry	First lien senior secured loan ($25.3 par due 9/2018)	8.50% (Libor + 6.50% Cash, 1.00% PIK/Q)	9/18/2014	25.3	24.0	(2)(21)
		First lien senior secured loan ($49.3 par due 9/2018)	8.50% (Libor + 6.50% Cash, 1.00% PIK/Q)	9/18/2014	49.3	46.9	(3)(21)

					74.6	70.9

Petroflow Energy Corporation	Oil and gas exploration and production company	First lien senior secured loan ($52.5 par due 7/2017)		7/31/2014	49.3	19.8	(2)(20)

Primexx Energy Corporation	Privately-held oil and gas exploration and production company	Second lien senior secured loan ($125.0 par due 1/2020)	10.00% (Libor + 9.00%/M)	7/7/2015	124.5	116.2	(2)(21)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
UL Holding Co., LLC and Universal Lubricants, LLC(7)	Manufacturer and distributor of re-refined oil products	Second lien senior secured loan ($12.1 par due 12/2016)		4/30/2012	8.7	10.0	(2)(20)
		Second lien senior secured loan ($51.3 par due 12/2016)		4/30/2012	37.0	42.3	(2)(20)
		Second lien senior secured loan ($6.0 par due 12/2016)		4/30/2012	4.3	4.9	(2)(20)
		Class A common units (533,351 units)		6/17/2011	5.0	—	(2)
		Class B-5 common units (272,834 units)		6/17/2011	2.5	—	(2)
		Class C common units (758,546 units)		4/25/2008	—	—	(2)
		Warrant to purchase up to 654,045 shares of Class A units		5/2/2014	—	—	(2)
		Warrant to purchase up to 26,072 shares of Class B-1 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 52,143 shares of Class B-2 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 26,965 shares of Class B-3 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 73,106 shares of Class B-5 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 54,263 shares of Class B-6 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 952,095 shares of Class C units		5/2/2014	—	—	(2)

					57.5	57.2

					305.9	264.1		5.11%

Containers and Packaging
Charter NEX US Holdings, Inc.	Producer of high-performance specialty films used in flexible packaging	Second lien senior secured loan ($16.0 par due 2/2023)	9.25% (Libor + 8.25%/Q)	2/5/2015	15.8	15.6	(2)(21)

GS Pretium Holdings, Inc.	Manufacturer and supplier of high performance plastic containers	Common stock (500,000 shares)		6/2/2014	0.5	0.5	(2)

ICSH, Inc.(25)	Industrial container manufacturer, reconditioner and servicer	First lien senior secured revolving loan		8/30/2011	—	—	(2)(23)
		Second lien senior secured loan ($66.0 par due 12/2019)	10.00% (Libor + 9.00%/Q)	12/31/2015	66.0	66.0	(2)(21)

					66.0	66.0

LBP Intermediate Holdings LLC(25)	Manufacturer of paper and corrugated foodservice packaging	First lien senior secured revolving loan		7/10/2015	—	—	(2)(23)
		First lien senior secured loan ($24.4 par due 7/2020)	6.50% (Libor + 5.50%/Q)	7/10/2015	24.1	24.4	(3)(21)
		First lien senior secured loan ($0.2 par due 7/2020)	8.00% (Base Rate + 4.50%/Q)	7/10/2015	0.2	0.2	(3)(21)

					24.3	24.6

Microstar Logistics LLC, Microstar Global Asset Management LLC, and MStar Holding Corporation	Keg management solutions provider	Second lien senior secured loan ($142.5 par due 12/2018)	8.50% (Libor + 7.50%/Q)	12/14/2012	142.5	142.5	(2)(21)
		Common stock (50,000 shares)		12/14/2012	4.0	7.3	(2)

					146.5	149.8

					253.1	256.5		4.96%

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Food and Beverage
American Seafoods Group LLC and American Seafoods Partners LLC(25)	Harvester and processor of seafood	First lien senior secured loan ($19.9 par due 8/2021)	6.00% (Libor + 5.00%/Q)	8/19/2015	19.6	19.7	(2)(21)
		Second lien senior secured loan ($55.0 par due 2/2022)	10.00% (Libor + 9.00%/Q)	8/19/2015	55.0	53.9	(2)(21)
		Class A units (77,922 units)		8/19/2015	0.1	0.1	(2)
		Warrant to purchase up to 7,422,078 Class A units (expires 8/2035)		8/19/2015	7.4	7.1	(2)

					82.1	80.8

Eagle Family Foods Group LLC	Manufacturer and producer of milk products	First lien senior secured loan ($64.8 par due 12/2021)	10.05% (Libor + 9.05%/Q)	12/31/2015	64.2	64.8	(2)(21)

GF Parent LLC	Producer of low-acid, aseptic food and beverage products	Class A preferred units (2,940 units)		5/13/2015	2.9	2.4	(2)
		Class A common units (59,999.74 units)		5/13/2015	0.1	—	(2)

					3.0	2.4

Kettle Cuisine, LLC	Manufacturer of fresh refrigerated and frozen food products	Second lien senior secured loan ($28.5 par due 2/2022)	10.50% (Libor + 9.50%/Q)	8/21/2015	28.5	28.5	(2)(21)

KeyImpact Holdings, Inc. and JWC/KI Holdings, LLC(25)	Foodservice sales and marketing agency	First lien senior secured loan ($46.3 par due 11/2021)	7.13% (Libor + 6.13%/Q)	11/16/2015	46.3	45.8	(2)(21)(28)
		Membership units (5,000 units)		11/16/2015	5.0	5.0	(2)

					51.3	50.8

					229.1	227.3		4.39%

Automotive Services
AEP Holdings, Inc. and Arrowhead Holdco Company	Distributor of non-discretionary, mission-critical aftermarket replacement parts	First lien senior secured loan ($45.3 par due 8/2021)	7.25% (Libor + 6.25%/Q)	8/31/2015	45.4	44.9	(2)(21)(28)
		First lien senior secured loan ($0.9 par due 8/2021)	8.75% (Base Rate + 5.25%/Q)	8/31/2015	0.9	0.9	(2)(21)(28)
		Common stock (2,500 shares)		8/31/2015	2.5	2.5	(2)

					48.8	48.3

ChargePoint, Inc.	Developer and operator of electric vehicle charging stations	First lien senior secured loan ($10.0 par due 7/2019)	9.75% (Libor + 8.75%/M)	12/24/2014	9.8	10.0	(2)(21)
		First lien senior secured loan ($10.0 par due 1/2019)	9.75% (Libor + 8.75%/M)	12/24/2014	9.6	10.0	(2)(21)
		Warrant to purchase up to 404,563 shares of Series E preferred stock (expires 12/2024)		12/24/2014	0.3	0.3	(2)

					19.7	20.3

Dent Wizard International Corporation and DWH Equity Investors, L.P.	Automotive reconditioning services	Second lien senior secured loan ($50.0 par due 10/2020)	10.25% (Libor + 9.25%/Q)	4/7/2015	50.0	50.0	(3)(21)
		Class A Common Stock (10,000 shares)		4/7/2015	0.3	0.5	(2)
		Class B Common Stock (20,000 shares)		4/7/2015	0.7	0.9	(2)

					51.0	51.4

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Eckler Industries, Inc.(25)	Restoration parts and accessories provider for classic automobiles	First lien senior secured revolving loan ($2.0 par due 7/2017)	8.50% (Base Rate + 5.00%/Q)	7/12/2012	2.0	1.9	(2)(21)
		First lien senior secured loan ($7.1 par due 7/2017)	7.25% (Libor + 6.00%/Q)	7/12/2012	7.0	6.9	(2)(21)
		First lien senior secured loan ($26.6 par due 7/2017)	7.25% (Libor + 6.00%/Q)	7/12/2012	26.6	25.8	(3)(21)
		Series A preferred stock (1,800 shares)		7/12/2012	1.8	—	(2)
		Common stock (20,000 shares)		7/12/2012	0.2	—	(2)

					37.6	34.6

EcoMotors, Inc.	Engine developer	First lien senior secured loan ($11.5 par due 3/2018)	11.00%	9/1/2015	10.9	11.5	(2)
		Warrant to purchase up to 321,888 shares of Series C preferred stock (expires 12/2022)		12/28/2012	—	0.3	(2)
		Warrant to purchase up to 70,000 shares of Series C preferred stock (expires 2/2025)		2/24/2015	—	—	(2)

					10.9	11.8

Simpson Performance Products, Inc.	Provider of motorsports safety equipment	First lien senior secured loan ($5.0 par due 2/2020)	9.80% (Libor + 8.80%/Q)	10/19/2015	5.0	5.0	(2)(21)
		First lien senior secured loan ($19.5 par due 2/2020)	9.80% (Libor + 8.80%/Q)	2/20/2015	19.5	19.5	(3)(21)

					24.5	24.5

SK SPV IV, LLC	Collision repair site operators	Series A common stock (12,500 units)		8/18/2014	0.5	2.7	(2)
		Series B common stock (12,500 units)		8/18/2014	0.6	2.7	(2)

					1.1	5.4

TA THI Buyer, Inc. and TA THI Parent, Inc.	Collision repair company	Series A preferred stock (50,000 shares)		7/28/2014	5.0	9.3	(2)

					198.6	205.6		3.97%

Commercial Real Estate Finance
10th Street, LLC and New 10th Street, LLC(8)	Real estate holding company	First lien senior secured loan ($25.3 par due 11/2019)	7.00% Cash, 1.00% PIK	3/31/2014	25.3	25.3	(2)
		Senior subordinated loan ($27.2 par due 11/2019)	7.00% Cash, 1.00% PIK	4/1/2010	27.3	27.3	(2)
		Member interest (10.00% interest)		4/1/2010	0.6	44.5
		Option (25,000 units)		4/1/2010	—	—

					53.2	97.1

Commons R-3, LLC	Real estate developer	Real estate equity interests		4/1/2010	—	0.1

Crescent Hotels & Resorts, LLC and affiliates(8)	Hotel operator	Senior subordinated loan ($2.2 par due 9/2011)	15.00%	4/1/2010	—	2.7	(2)
		Common equity interest		4/1/2010	—	—

					—	2.7

					53.2	99.9		1.93%

Chemicals
Genomatica, Inc.	Developer of a biotechnology platform for the production of chemical products	Warrant to purchase 322,422 shares of Series D preferred stock (expires 3/2023)		3/28/2013	—	—	(2)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
K2 Pure Solutions Nocal, L.P.(25)	Chemical Producer	First lien senior secured revolving loan ($5.0 par due 8/2019)	9.125% (Libor + 8.125%/M)	8/19/2013	5.0	4.9	(2)(21)
		First lien senior secured loan ($20.7 par due 8/2019)	8.00% (Libor + 7.00%/M)	8/19/2013	20.7	20.3	(2)(21)
		First lien senior secured loan ($38.5 par due 8/2019)	8.00% (Libor + 7.00%/M)	8/19/2013	38.5	37.7	(3)(21)
		First lien senior secured loan ($19.3 par due 8/2019)	8.00% (Libor + 7.00%/M)	8/19/2013	19.3	18.9	(4)(21)

					83.5	81.8

Kinestral Technologies, Inc.	Designer of adaptive, dynamic glass for the commercial and residential markets	First lien senior secured loan ($10.0 par due 10/2018)	8.75% (Libor + 7.75%/M)	4/22/2014	9.8	10.0	(2)(21)
		Warrant to purchase up to 325,000 shares of Series A preferred stock (expires 4/2024)		4/22/2014	0.1	0.2	(2)
		Warrant to purchase up to 131,883 shares of Series B preferred stock (expires 4/2025)		4/9/2015	—	—	(2)

					9.9	10.2

Liquid Light, Inc.	Developer and licensor of process technology for the conversion of carbon dioxide into major chemicals	First lien senior secured loan ($2.6 par due 11/2017)	10.00%	8/13/2014	2.5	2.5	(2)
		Warrant to purchase up to 86,009 shares of Series B preferred stock (expires 8/2024)		8/13/2014	0.1	0.1	(2)

					2.6	2.6

					96.0	94.6		1.83%

Hotel Services
Aimbridge Hospitality Holdings, LLC(25)	Hotel operator	First lien senior secured loan ($18.3 par due 10/2018)	8.25% (Libor + 7.00%/Q)	7/15/2015	18.1	18.3	(2)(15)(21)

Castle Management Borrower LLC	Hotel operator	First lien senior secured loan ($5.9 par due 9/2020)	5.50% (Libor + 4.50%/Q)	10/17/2014	5.9	5.9	(2)(21)
		Second lien senior secured loan ($10.0 par due 3/2021)	11.00% (Libor + 10.00%/Q)	10/17/2014	10.0	10.0	(2)(21)
		Second lien senior secured loan ($55.0 par due 3/2021)	11.00% (Libor + 10.00%/Q)	10/17/2014	55.0	55.0	(2)(21)

					70.9	70.9

					89.0	89.2		1.73%

Aerospace and Defense
Cadence Aerospace, LLC	Aerospace precision components manufacturer	First lien senior secured loan ($4.1 par due 5/2018)	6.50% (Libor + 5.25%/Q)	5/15/2012	4.0	4.0	(4)(21)
		Second lien senior secured loan ($79.7 par due 5/2019)	10.50% (Libor + 9.25%/Q)	5/10/2012	79.7	77.3	(2)(21)

					83.7	81.3

Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Senior preferred stock (775 shares)	8.00% PIK	1/17/2008	0.1	0.1	(2)
		Common stock (1,885,195 shares)		1/17/2008	2.3	2.6	(2)

					2.4	2.7

					86.1	84.0		1.62%

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Environmental Services
RE Community Holdings II, Inc., Pegasus Community Energy, LLC., and MPH Energy Holdings, LP	Operator of municipal recycling facilities	Preferred stock (1,000 shares)		3/1/2011	8.9	—	(2)
		Limited partnership interest (3.13% interest)		1/8/2014	—	—	(2)

					8.9	—

Waste Pro USA, Inc	Waste management services	Second lien senior secured loan ($76.7 par due 10/2020)	8.50% (Libor + 7.50%/Q)	10/15/2014	76.7	76.7	(2)(21)

					85.6	76.7		1.48%

Health Clubs
Athletic Club Holdings, Inc.(25)	Premier health club operator	First lien senior secured loan ($35.0 par due 10/2020)	9.50% (Libor + 8.50%/Q)	10/11/2007	41.0	41.0	(2)(21)

CFW Co-Invest, L.P., NCP Curves, L.P. and Curves International Holdings, Inc.	Health club franchisor	Limited partnership interest (4,152,165 shares)		7/31/2012	4.2	3.8	(2)
		Common stock (1,680 shares)		11/12/2014	—	—	(2)(9)
		Limited partnership interest (2,218,235 shares)		7/31/2012	2.2	2.0	(2)(9)

					6.4	5.8

					47.4	46.8		0.90%

Wholesale Distribution
Flow Solutions Holdings, Inc.	Distributor of high value fluid handling, filtration and flow control products	Second lien senior secured loan ($6.0 par due 10/2018)	10.00% (Libor + 9.00%/Q)	12/16/2014	6.0	5.8	(2)(21)
		Second lien senior secured loan ($29.5 par due 10/2018)	10.00% (Libor + 9.00%/Q)	12/16/2014	29.5	28.6	(2)(21)

					35.5	34.4

					35.5	34.4		0.67%

Retail
Paper Source, Inc. and Pine Holdings, Inc.(25)	Retailer of fine and artisanal paper products	First lien senior secured loan ($9.8 par due 9/2018)	7.25% (Libor + 6.25%/Q)	9/23/2013	9.8	9.8	(4)(21)
		Class A common stock (36,364 shares)		9/23/2013	6.0	7.0	(2)

					15.8	16.8

Things Remembered, Inc. and TRM Holdings Corporation(25)	Personalized gifts retailer	First lien senior secured revolving loan ($3.2 par due 5/2017)		5/24/2012	3.1	1.9	(2)(20)
		First lien senior secured loan ($12.9 par due 5/2018)		5/24/2012	12.6	7.6	(4)(20)

					15.7	9.5

					31.5	26.3		0.51%

Telecommunications
Adaptive Mobile Security Limited(9)	Developer of security software for mobile communications networks	First lien senior secured loan ($3.0 par due 7/2018)	10.00% (Libor + 9.00%/M)	1/16/2015	3.2	3.2	(2)(19)(21)
		First lien senior secured loan ($0.8 par due 10/2018)	10.00% (Libor + 9.00%/M)	1/16/2015	0.8	0.8	(2)(19)(21)

					4.0	4.0

American Broadband Communications, LLC, American Broadband Holding Company, and Cameron Holdings of NC, Inc.	Broadband communication services	Warrant to purchase up to 208 shares (expires 11/2017)		11/7/2007	—	7.2
		Warrant to purchase up to 200 shares (expires 9/2020)		9/1/2010	—	7.0

					—	14.2
Startec Equity, LLC(8)	Communication services	Member interest		4/1/2010	—	—

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Wilcon Holdings LLC	Communications infrastructure provider	Class A common stock (2,000,000 shares)		12/13/2013	1.8	2.6

					5.8	20.8		0.40%

Printing, Publishing and Media
Batanga, Inc.(25)	Independent digital media company	First lien senior secured revolving loan ($3.0 par due 6/2016)	10.00%	10/31/2012	3.0	3.0	(2)
		First lien senior secured loan ($6.6 par due 6/2017)	10.60%	10/31/2012	6.6	6.6	(2)(19)

					9.6	9.6

Earthcolor Group, LLC	Printing management services	Limited liability company interests (9.30%)		5/18/2012	—	—

The Teaching Company, LLC and The Teaching Company Holdings, Inc.	Education publications provider	Preferred stock (10,663 shares)		9/29/2006	1.1	3.9	(2)
		Common stock (15,393 shares)		9/29/2006	—	—	(2)

					1.1	3.9

					10.7	13.5		0.26%

Computers and Electronics
Everspin Technologies, Inc.(25)	Designer and manufacturer of computer memory solutions	First lien senior secured loan ($8.0 par due 6/2019)	8.75% (Libor + 7.75%/M)	6/5/2015	7.4	7.8	(5)(21)
		Warrant to purchase up to 480,000 shares of Series B preferred stock (expires 6/2025)		6/5/2015	0.4	0.4	(5)

					7.8	8.2

Liquid Robotics, Inc.	Ocean data services provider utilizing long duration, autonomous surface vehicles	First lien senior secured loan ($5.0 par due 5/2019)	9.00% (Libor + 8.00%/M)	10/29/2015	4.9	4.9	(5)(21)
		Warrant to purchase up to 50,263 shares of Series E preferred stock (expires 10/2025)		10/29/2015	0.1	0.1	(5)

					5.0	5.0

					12.8	13.2		0.26%

					$9,147.6	$9,055.5		175.04%

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

(4)
These assets are owned by the Company's consolidated subsidiary ACJB, are pledged as collateral for the SMBC Funding Facility and, as a result, are not directly available to the creditors of the Company to satisfy any obligations of the Company other than ACJB's obligations under the SMBC Funding Facility (see Note 5 to the consolidated financial statements).

(5)
These assets are owned by the Company's consolidated subsidiary AVF LP, are pledged as collateral for the SBA Debentures and, as a result, are not directly available to the creditors of the Company to satisfy any obligations of the Company other than AVF LP's obligations (see Note 5 to the consolidated financial statements). AVF LP operates as a SBIC under the provisions of Section 301(c) of the Small Business Investment Act of 1958, as amended.

(6)
Investments without an interest rate are non-income producing.

(7)
As defined in the Investment Company Act, the Company is deemed to be an "Affiliated Person" and "Control" this portfolio company because it owns 5% or more of the portfolio company's outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the year ended December 31, 2015 in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to Control) are as follows (dollar amounts in thousands):

(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
Campus Management Corp. and Campus Management Acquisition Corp.	$—	$—	$—	$—	$—	$—	$—	$—	$(0.8)
Cast & Crew Payroll, LLC and Centerstage Co-Investors, L.L.C.	$41.6	$121.8	$43.2	$5.0	$0.1	$2.0	$0.1	$25.9	$(11.7)
Crown Health Care Laundry Services, Inc. and Crown Laundry Holdings, LLC	$0.5	$1.6	$—	$1.9	$—	$—	$0.1	$—	$0.9
Investor Group Services, LLC	$—	$—	$—	$—	$—	$0.1	$—	$0.3	$(0.3)
Multi-Ad Services, Inc.	$—	$0.8	$—	$—	$—	$2.2	$—	$—	$(0.9)
Shock Doctor, Inc. and Shock Doctor Holdings, LLC	$108.4	$—	$14.0	$6.9	$3.0	$—	$—	$—	$(0.2)
UL Holding Co., LLC	$—	$0.3	$—	$—	$—	$—	$—	$—	$4.8
(8)
As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" and "Control" this portfolio company because it owns more than 25% of the portfolio company's outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the year ended December 31, 2015 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control are as follows (dollar amounts in thousands):

(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
10th Street, LLC and New 10th Street, LLC	$—	$—	$—	$8.2	$—	$1.0	$—	$—	$(6.0)
AllBridge Financial, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$2.2
Callidus Capital Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ciena Capital LLC	$—	$18.4	$—	$2.6	$—	$—	$—	$—	$11.3
Community Education Centers, Inc. and CEC Parent Holdings LLC	$—	$—	$—	$3.9	$—	$—	$0.1	$—	$(0.7)
Crescent Hotels & Resorts, LLC and affiliates	$—	$—	$—	$1.0	$—	$—	$—	$—	$3.0
HCI Equity, LLC	$—	$—	$—	$—	$—	$0.1	$—	$—	$(0.3)
HCP Acquisition Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ivy Hill Asset Management, L.P.	$—	$—	$—	$—	$—	$50.0	$—	$—	$(23.8)
MVL Group, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
Orion Foods, LLC	$—	$0.5	$—	$—	$—	$—	$—	$—	$1.1
PHL Investors, Inc., and PHL Holding Co.	$—	$—	$—	$—	$—	$—	$—	$—	$—
Senior Secured Loan Fund LLC*	$228.7	$329.7	$—	$276.1	$22.0	$—	$26.2	$—	$(81.1)
Startec Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
The Step2 Company, LLC	$—	$—	$—	$3.3	$—	$—	$—	$—	$4.0

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

(11)
In the first quarter of 2011, the Staff informally communicated to certain BDCs the Staff's belief that certain entities, which would be classified as an "investment company" under the Investment Company Act but for the exception from the definition of "investment company" set forth in Rule 3a-7 promulgated under the Investment Company Act, could not be treated as eligible portfolio companies (as defined in Section 2(a)(46) under Investment Company Act) (i.e. not eligible to be included in a BDC's 70% "qualifying assets" basket). Subsequently, in August 2011 the Securities and Exchange Commission issued a concept release (the "Concept Release") which stated that "[a]s a general matter, the Commission presently does not believe that Rule 3a-7 issuers are the type of small, developing and financially troubled businesses in which the U.S. Congress intended BDCs primarily to invest" and requested comment on whether or not a 3a-7 issuer should be considered an "eligible portfolio company". The Company provided a comment letter in respect of the Concept Release and continues to believe that the language of Section 2(a)(46) of the Investment Company Act permits a BDC to treat as "eligible portfolio companies" entities that rely on the 3a-7 exception. However, given the current uncertainty in this area (including the language in the Concept Release) and subsequent discussions with the Staff, the Company has, solely for purposes of calculating the composition of its portfolio pursuant to Section 55(a) of the Investment Company Act, identified such entities, which include the SSLP, as "non-qualifying assets" should the Staff ultimately disagree with the Company's position. Pursuant to Section 55(a) of the Investment Company Act (using the Staff's methodology described above solely for this purpose), 25% of the Company's total assets are represented by investments at fair value and other assets that are considered "non-qualifying assets" as of December 31, 2015.

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

(13)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.13% on $12.9 aggregate principal amount of a "first out" tranche of the portfolio company's senior term debt previously syndicated by the Company into "first out" and "last out" tranches, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(14)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.00% on $85.1 aggregate principal amount of a "first out" tranche of the portfolio company's senior term debt previously syndicated by the Company into "first out" and "last out" tranches, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(15)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.50% on $61.9 aggregate principal amount of a "first out" tranche of the portfolio company's senior term debt previously syndicated by the Company into "first out" and "last out" tranches, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(16)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.00% on $47.6 aggregate principal amount of a "first out" tranche of the portfolio company's first lien senior secured loans, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(17)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 5.00% on $18.5 aggregate principal amount of a "first out" tranche of the portfolio company's senior term debt previously syndicated by the Company into "first out" and "last out" tranches, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(18)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.55% on $41.8 aggregate principal amount of a "first out" tranche of the portfolio company's first lien senior secured loans, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(19)
The Company is entitled to receive a fixed fee upon the occurrence of certain events as defined in the credit agreement governing the Company's debt investment in the portfolio company. The fair value of such fee is included in the fair value of the debt investment.

(20)
Loan was on non-accrual status as of December 31, 2015.

(21)
Loan includes interest rate floor feature.

(22)
In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from the SSLP's loan portfolio, after expenses, which may result in a return to the Company greater than the contractual stated interest rate.

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

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: drawn commitments	Total undrawn commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted undrawn revolving and delayed draw commitments
Aimbridge Hospitality, LLC	$2.5	$—	$2.5	$—	$—	$2.5
American Seafoods Group LLC	22.1	—	22.1	—	—	22.1
Athletic Club Holdings, Inc.	10.0	—	10.0	—	—	10.0
Batanga, Inc.	4.0	(3.0)	1.0	—	—	1.0
Benihana, Inc.	3.2	(1.0)	2.2	—	—	2.2
Brandtone Holdings Limited	4.5	—	4.5	—	—	4.5
CCS Intermediate Holdings, LLC	7.5	(5.3)	2.2	—	—	2.2
Chariot Acquisition, LLC(28)	1.0	—	1.0	—	—	1.0
CIBT Holdings, Inc.	26.4	—	26.4	—	—	26.4
Ciena Capital LLC	20.0	(14.0)	6.0	(6.0)	—	—
Competitor Group, Inc.	6.3	(5.0)	1.3	—	—	1.3
Component Hardware Group, Inc.	3.7	(2.2)	1.5	—	—	1.5
Correctional Medical Group Companies, Inc.	0.2	—	0.2	—	—	0.2
Crown Health Care Laundry Services, Inc.	5.0	(1.3)	3.7	—	—	3.7
DCA Investment Holding, LLC	5.8	(0.1)	5.7	—	—	5.7
Directworks, Inc.	1.0	—	1.0	—	—	1.0
Eckler Industries, Inc.	4.0	(2.0)	2.0	—	—	2.0
EN Engineering, L.L.C.(28)	4.9	—	4.9	—	—	4.9
Everspin Technologies, Inc.	4.0	—	4.0	—	—	4.0
Faction Holdings, Inc.	2.0	(2.0)	—	—	—	—
Garden Fresh Restaurant Corp.	5.0	(3.7)	1.3	—	—	1.3
Greenphire, Inc.	8.0	—	8.0	—	—	8.0
Harvey Tool Company, LLC	0.8	—	0.8	—	—	0.8
ICSH, Inc.	5.0	(0.7)	4.3	—	—	4.3
Infilaw Holding, LLC	25.0	(9.5)	15.5	—	—	15.5
iPipeline, Inc.	4.0	—	4.0	—	—	4.0
Itel Laboratories, Inc.	2.5	—	2.5	—	—	2.5
Javlin Three LLC	60.0	(51.0)	9.0	—	—	9.0
Joule Unlimited Technologies, Inc.	5.0	—	5.0	—	—	5.0
K2 Pure Solutions Nocal, L.P.	5.0	(5.0)	—	—	—	—
KeyImpact Holdings, Inc.(28)	12.5	—	12.5	—	—	12.5
LBP Intermediate Holdings LLC	0.9	(0.1)	0.8	—	—	0.8
LSQ Funding Group, L.C.	10.0	—	10.0	—	—	10.0
Massage Envy, LLC	5.0	—	5.0	—	—	5.0
McKenzie Sports Products, LLC	12.0	—	12.0	—	—	12.0
Ministry Brands LLC	5.0	—	5.0	—	—	5.0
MW Dental Holding Corp.	17.3	(3.5)	13.8	—	—	13.8
My Health Direct, Inc.	1.0	—	1.0	—	—	1.0
Niagara Fiber Intermediate Corp.	1.9	(1.9)	—	—	—	—
Nordco Inc(28)	11.3	(3.8)	7.5	—	—	7.5
OmniSYS Acquisition Corporation	2.5	—	2.5	—	—	2.5
OTG Management, LLC	19.4	(2.3)	17.1	—	—	17.1
Paper Source, Inc.	2.5	—	2.5	—	—	2.5
PerfectServe, Inc.	5.0	—	5.0	—	—	5.0
PIH Corporation	3.3	(0.6)	2.7	—	—	2.7
Regent Education, Inc.	2.0	(1.0)	1.0	—	—	1.0
RuffaloCODY, LLC	7.7	—	7.7	—	—	7.7
Severin Acquisition, LLC	2.9	—	2.9	—	—	2.9
Things Remembered, Inc.	5.0	(3.2)	1.8	—	—	1.8
TPTM Merger Corp.	2.5	(0.8)	1.7	—	—	1.7
TraceLink, Inc.	3.0	—	3.0	—	—	3.0
TWH Water Treatment Industries, Inc.	9.0	—	9.0	—	—	9.0
Urgent Cares of America Holdings I, LLC(28)	16.0	—	16.0	—	—	16.0
Zemax, LLC	3.0	—	3.0	—	—	3.0

	$419.1	$(123.0)	296.1	$(6.0)	$—	$290.1

(26)
As of December 31, 2015, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows (dollar amounts in thousands):

(in millions) Portfolio Company	Total private equity commitments	Less: funded private equity commitments	Total unfunded private equity commitments	Less: private equity commitments substantially at the discretion of the Company	Total net adjusted unfunded private equity commitments
Imperial Capital Private Opportunities, LP	$50.0	$(6.8)	$43.2	$(43.0)	$0.2
Partnership Capital Growth Investors III, L.P.	5.0	(4.0)	1.0	—	1.0
PCG—Ares Sidecar Investment, L.P. and PCG—Ares Sidecar Investment II, L.P.	50.0	(8.7)	41.3	(41.0)	0.3
Piper Jaffray Merchant Banking Fund I, L.P.	2.0	(1.4)	0.6	—	0.6

	$107.0	$(20.9)	$86.1	$(84.0)	$2.1

(27)
As of December 31, 2015, the Company had commitments to co-invest in the SSLP for its portion of the SSLP's commitment to fund delayed draw loans of up to $32.6. See Note 4 to the consolidated financial statements for more information on the SSLP.

(28)
Loan, or a portion of the loan, is included as part of a forward sale agreement. See Note 6 to the consolidated financial statements for more information on the forward sale agreement.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in millions, except per share data)

					Accumulated Net Realized Gains (Losses) on Investments, Foreign Currency Transactions, Extinguishment of Debt and Other Assets
						Net Unrealized Gains (Losses) on Investments, Foreign Currency and Other Transactions
				Accumulated Undistributed (Overdistributed) Net Investment Income
	Common Stock
			Capital in Excess of Par Value				Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2013	298	$—	$4,982	$(9)	$(166)	$96	$4,903

Issuances of common stock in add-on offerings (net of offering and underwriting costs)	16	—	258	—	—	—	258
Shares issued in connection with dividend reinvestment plan	—	—	11	—	—	—	11
Net increase in stockholders' equity resulting from operations	—	—	—	438	94	59	591
Dividends declared and payable ($1.57 per share)	—	—	—	(480)	—	—	(480)
Tax reclassification of stockholders' equity in accordance with GAAP	—	—	77	18	(95)	—	—

Balance at December 31, 2014	314	$—	$5,328	$(33)	$(167)	$155	$5,283

Shares issued in connection with dividend reinvestment plan	—	—	6	—	—	—	6
Repurchases of common stock	—	—	(2)	—	—	—	(2)
Net increase in stockholders' equity resulting from operations	—	—	—	508	117	(246)	379
Dividends declared and payable ($1.57 per share)	—	—	—	(493)	—	—	(493)
Tax reclassification of stockholders' equity in accordance with GAAP	—	—	(14)	17	(3)	—	—

Balance at December 31, 2015	314	$—	$5,318	$(1)	$(53)	$(91)	$5,173

Repurchases of common stock	—	—	(5)	—	—	—	(5)
Net increase in stockholders' equity resulting from operations	—	—	—	494	110	(130)	474
Dividends declared and payable ($1.52 per share)	—	—	—	(477)	—	—	(477)
Tax reclassification of stockholders' equity in accordance with GAAP	—	—	(21)	21	—	—	—

Balance at December 31, 2016	314	$—	$5,292	$37	$57	$(221)	$5,165

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

	For the Years Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES:
Net increase in stockholders' equity resulting from operations	$474	$379	$591
Adjustments to reconcile net increase in stockholders' equity resulting from operations:
Net realized gains on investments and foreign currency transactions	(110)	(127)	(94)
Net unrealized losses (gains) on investments, foreign currency and other transactions	130	246	(59)
Realized losses on extinguishment of debt	—	10	—
Net accretion of discount on investments	(6)	(4)	(3)
Payment-in-kind interest and dividends	(48)	(24)	(12)
Collections of payment-in-kind interest and dividends	12	1	12
Amortization of debt issuance costs	14	17	16
Net accretion of discount on notes payable	6	17	15
Depreciation	1	1	1
Proceeds from sales and repayments of investments	3,711	3,691	3,412
Purchases of investments	(3,475)	(3,816)	(4,537)
Changes in operating assets and liabilities:
Interest receivable	26	23	(37)
Other assets	(12)	19	(2)
Base management fees payable	—	—	5
Income based fees payable	1	(2)	4
Capital gains incentive fees payable	(4)	(51)	12
Accounts payable and other liabilities	(6)	(24)	13
Interest and facility fees payable	(7)	4	4

Net cash provided by (used in) operating activities	707	360	(659)

FINANCING ACTIVITIES:
Borrowings on debt	9,855	3,895	4,878
Repayments and repurchases of debt	(10,104)	(3,698)	(3,955)
Debt issuance costs	(10)	(6)	(13)
Dividends paid	(477)	(487)	(464)
Repurchases of common stock	(5)	(2)	—
Net proceeds from issuance of common stock	—	—	258

Net cash provided by (used in) financing activities	(741)	(298)	704
CHANGE IN CASH AND CASH EQUIVALENTS	(34)	62	45
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	257	195	150

CASH AND CASH EQUIVALENTS, END OF PERIOD	$223	$257	$195

Supplemental Information:
Interest paid during the period	$168	$181	$169
Taxes, including excise tax, paid during the period	$18	$16	$21
Dividends declared and payable during the period	$477	$493	$480

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2016
(in millions, except per share data, percentages and as otherwise indicated;
for example, with the word "billion" or otherwise)

1.     ORGANIZATION

        Ares Capital Corporation (the "Company" or "ARCC") is a specialty finance company that is a closed-end, non-diversified management investment company incorporated in Maryland. The Company has elected to be regulated as a BDC under the Investment Company Act. The Company has elected to be treated as a regulated investment company ("RIC") under the Internal Revenue Code of 1986, as amended (the "Code") and operates in a manner so as to qualify for the tax treatment applicable to RICs.

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

        The base management fee is calculated at an annual rate of 1.5% based on the average value of the Company's total assets (other than cash or cash equivalents, but including assets purchased with borrowed funds) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears.

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

        See Note 16 for information regarding a transaction support agreement entered into between the Company and Ares Capital Management in connection with the American Capital Acquisition.

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

        There was no capital gains incentive fee earned by the Company's investment adviser as calculated under the investment advisory and management agreement (as described above) for the years ended December 31, 2016 and 2015. The capital gains incentive fee earned by the Company's investment adviser as calculated under the investment advisory and management agreement for the year ended December 31, 2014 was $24. However, in accordance with GAAP, the Company had cumulatively accrued a capital gains incentive fee of $38 as of December 31, 2016, of which $38 is not currently due under the investment advisory and management agreement. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 20% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods. As of December 31, 2016, the Company has paid capital gains incentive fees since inception totaling $57. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

        For the year ended December 31, 2016, base management fees were $137, income based fees were $123 and the reduction in capital gains incentive fees calculated in accordance with GAAP was $5. For the year ended December 31, 2015, base management fees were $134, income based fees were $121 and the reduction in capital gains incentive fees calculated in accordance with GAAP was $27. For the year ended December 31, 2014, base management fees were $128, income based fees were $118 and capital gains incentive fees calculated in accordance with GAAP were $30.

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

        For each of the years ended December 31, 2016, 2015 and 2014, the Company incurred $14 in administrative fees. As of December 31, 2016, $4 of these fees were unpaid and included in "accounts payable and other liabilities" in the accompanying consolidated balance sheet.

4.     INVESTMENTS

        As of December 31, 2016 and 2015, investments consisted of the following:

	As of December 31,
	2016		2015
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans	$2,102	$2,036	$2,735	$2,639
Second lien senior secured loans	3,069	2,987	2,945	2,861
Subordinated certificates of the SDLP(2)	270	270	—	—
Subordinated certificates of the SSLP(3)	1,938	1,914	1,935	1,885
Senior subordinated debt	692	714	663	654
Preferred equity securities	505	273	435	376
Other equity securities	458	626	435	641

Total	$9,034	$8,820	$9,148	$9,056

(1)
The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, if any.

(2)
The proceeds from these certificates were applied to co-investments with Varagon and its clients to fund first lien senior secured loans to 14 different borrowers as of December 31, 2016.

(3)
The proceeds from these certificates were applied to co-investments with GE to fund first lien senior secured loans to 19 and 41 different borrowers as of December 31, 2016 and 2015, respectively.

        The industrial and geographic compositions of the Company's portfolio at fair value as of December 31, 2016 and 2015 were as follows:

	As of December 31,
	2016	2015
Industry
Investment Funds and Vehicles(1)	25.2%	21.2%
Healthcare Services	14.3	14.6
Business Services	9.8	5.3
Other Services	8.9	9.0
Consumer Products	7.2	7.7
Power Generation	6.4	6.3
Restaurants and Food Services	4.5	3.5
Financial Services	4.2	4.6
Manufacturing	3.8	6.0
Containers and Packaging	2.8	2.8
Food and Beverage	2.2	2.5
Education	2.0	4.6
Automotive Services	1.9	2.3
Oil and Gas	1.0	2.9
Commercial Real Estate Finance	1.0	1.1
Other	4.8	5.6

Total	100.0%	100.0%

(1)
Includes the Company's investment in the SDLP, which had made first lien senior secured loans to 14 different borrowers as of December 31, 2016, and the Company's investment in the SSLP, which had made first lien senior secured loans to 19 and 41 different borrowers as of December 31, 2016 and 2015, respectively. The portfolio companies in the SDLP and SSLP are in industries similar to the companies in the Company's portfolio.

	As of December 31,
	2016	2015
Geographic Region
West(1)	41.5%	37.9%
Midwest	19.7	23.8
Southeast	19.5	20.3
Mid Atlantic	14.7	13.7
Northeast	3.6	2.3
International	1.0	2.0

Total	100.0%	100.0%

(1)
Includes the Company's investment in the SDLP, which represented 3.1% of the total investment portfolio at fair value as of December 31, 2016, and the Company's investment in the SSLP, which represented 21.7% and 20.8% of the total investment portfolio at fair value as of December 31, 2016 and 2015, respectively.

        As of December 31, 2016, 2.9% of total investments at amortized cost (or 0.8% of total investments at fair value) were on non-accrual status. As of December 31, 2015, 2.6% of total investments at amortized cost (or 1.7% of total investments at fair value) were on non-accrual status.

Co-Investment Programs

  Senior Direct Lending Program

        The Company has established a joint venture with Varagon to make certain first lien senior secured loans, including certain stretch senior and unitranche loans, primarily to U.S. middle market companies. Varagon was formed in 2013 as a lending platform by American International Group, Inc. (NYSE:AIG) and other partners. The joint venture is called the SDLP. In July 2016, the Company and Varagon and its clients completed the initial funding of the SDLP. In conjunction with the initial funding, we and Varagon and its clients sold investment commitments to the SDLP. Such investment commitments included $529 of investment commitments sold to the SDLP by the Company. No realized gains or losses were recorded by the Company on these transactions. The SDLP may generally commit and hold individual loans of up to $300. The Company may directly co-invest with the SDLP to accommodate larger transactions. The SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SDLP must be approved by an investment committee of the SDLP consisting of representatives of the Company and Varagon (with approval from a representative of each required).

        The Company provides capital to the SDLP in the form of subordinated certificates (the "SDLP Certificates"), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. As of December 31, 2016, the Company and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates.

        As of December 31, 2016, the Company and Varagon and its clients had agreed to make capital available to the SDLP of $2,925 in the aggregate, of which $591 has been made available from the Company. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP as discussed above. Below is a summary of the funded capital and unfunded capital commitments of the SDLP.

As of December 31, 2016
Total capital funded to the SDLP(1)	$1,285
Total capital funded to the SDLP by the Company(1)	$270
Total unfunded capital commitments to the SDLP(2)	$177
Total unfunded capital commitments to the SDLP by the Company(2)	$37

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

        The amortized cost and fair value of the SDLP Certificates held by the Company were $270 and $270, respectively, as of December 31, 2016. The Company's yield on its investment in the SDLP at amortized cost and fair value was 14.0% and 14.0%, respectively, as of December 31, 2016. For the year ended December 31, 2016, the Company earned interest income of $13 from its investment in the SDLP Certificates. The Company is also entitled to certain fees in connection with the SDLP. For the year ended December 31, 2016, in connection with the SDLP, the Company earned capital structuring service and other fees totaling $6.

        As of December 31, 2016, the SDLP's portfolio was comprised entirely of first lien senior secured loans primarily to U.S. middle market companies and were in industries similar to the companies in the Company's portfolio. As of December 31, 2016, none of the loans were on non-accrual status. Below is a summary of the SDLP's portfolio.

(dollar amounts in millions)	As of December 31, 2016
Total first lien senior secured loans(1)	$1,281
Largest loan to a single borrower(1)	$125
Total of five largest loans to borrowers(1)	$560
Number of borrowers in the SDLP	14
Commitments to fund delayed draw loans(2)	$177

(1)
At principal amount.

(2)
As discussed above, these commitments have been approved by the investment committee of the SDLP.

  Senior Secured Loan Program

        The Company and GE have co-invested in first lien senior secured loans of middle market companies through the SSLP. The SSLP has been capitalized as transactions are completed. All portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of the Company and GE (with approval from a representative of each required). The Company has provided capital to the SSLP in the form of subordinated certificates (the "SSLP Certificates"). As of December 31, 2016 and 2015, the Company and GE owned 87.5% and 12.5%, respectively, of the outstanding SSLP Certificates.

        In August 2015, GE completed the sale of its U.S. Sponsor Finance business, through which GE had participated with the Company in the SSLP, to Canada Pension Plan Investment Board ("CPPIB"). This sale excluded GE's interest in the SSLP, and the Company and GE continue to operate the SSLP. The Company and GE no longer have an obligation to present senior secured lending investment opportunities to the SSLP and since June 30, 2015, the SSLP has not made any investments related to new portfolio companies; however, the Company and GE may provide capital to support the SSLP's funding of existing commitments (see below) and other amounts to its portfolio companies. On August 24, 2015, the Company was advised that GECC, as the holder of the senior notes of the SSLP (the "Senior Notes"), directed State Street Bank and Trust Company, as trustee of the Senior Notes and the SSLP Certificates, pursuant to the terms of the indenture governing the Senior Notes and the SSLP Certificates, to apply all principal proceeds received by the SSLP from its investments to the repayment of the outstanding principal amount of the Senior Notes until paid in full (prior to the distribution of any such principal proceeds to the holders of the SSLP Certificates, which includes the Company). GECC had previously elected to waive its right to receive priority repayments on the Senior Notes from principal proceeds in most circumstances. Prior to closing the sale to CPPIB, GE had announced its intention to provide the Company and CPPIB the opportunity to work together on the SSLP on a go-forward basis. GECC has also stated that if a mutual agreement between the Company and CPPIB to partner on the SSLP is not reached, it intends to retain its interest in the SSLP and the SSLP would be wound down in an orderly manner. The Company has been in dialogue with GE and CPPIB to determine if there is an opportunity to work together; however, to date there has been no agreement in respect of the SSLP as a result of these discussions and there can be no assurance that such discussions will continue or any such agreement will be reached.

        As discussed above, the Company anticipates that no new investments will be made by the SSLP and that the Company and GE will only provide additional capital to support the SSLP's funding of existing commitments and other amounts to its portfolio companies. Below is a summary of the funded capital and unfunded capital commitments of the SSLP.

	As of December 31,
	2016	2015
Total capital funded to the SSLP(1)	$3,819	$8,535
Total capital funded to the SSLP by the Company(1)	$2,004	$2,001
Total unfunded capital commitments to the SSLP(2)	$50	$199
Total unfunded capital commitments to the SSLP by the Company(2)	$7	$33

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

        As of December 31, 2016 and 2015, the amortized cost and fair value of the SSLP Certificates held by the Company were $1,938 and $1,914, respectively, and $1,935 and $1,885, respectively. The Company's yield on its investment in the SSLP at amortized cost and fair value was 7.0% and 7.1%, respectively, as of December 31, 2016, and 12.0% and 12.3%, respectively, as of December 31, 2015. For the years ended December 31, 2016, 2015 and 2014, the Company earned interest income of $208, $276 and $275, respectively, from its investment in the SSLP Certificates. The Company is also entitled to certain fees in connection with the SSLP. For the years ended December 31, 2016, 2015 and 2014, in connection with the SSLP, the Company earned capital structuring service, sourcing and other fees totaling $20, $48 and $70, respectively.

        As of December 31, 2016 and 2015, the SSLP's portfolio was comprised of all first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in the Company's portfolio. As of December 31, 2016 and 2015, none of these loans were on non-accrual status. Below is a summary of the SSLP's portfolio.

	As of December 31,
(dollar amounts in millions)	2016	2015
Total first lien senior secured loans(1)	$3,360	$8,139
Largest loan to a single borrower(1)	$260	$346
Total of five largest loans to borrowers(1)	$1,257	$1,580
Number of borrowers in the SSLP	19	41
Commitments to fund delayed draw loans(2)	$50	$199

(1)
At principal amount.

(2)
As discussed above, these commitments have been approved by the investment committee of the SSLP.

  Ivy Hill Asset Management, L.P.

        Ivy Hill Asset Management, L.P. ("IHAM") is an asset management services company and an SEC-registered investment adviser. The Company has made investments in IHAM, its wholly owned portfolio company and previously made investments in certain vehicles managed by IHAM. As of December 31, 2016, IHAM had assets under management of approximately $3.8 billion. As of December 31, 2016, IHAM managed 19 vehicles and served as the sub-manager/sub-servicer for two other vehicles (these vehicles managed or sub-managed/sub-serviced by IHAM are collectively referred to as the "IHAM Vehicles"). IHAM earns fee income from managing the IHAM Vehicles and has also invested in certain of these vehicles as part of its business strategy. As of December 31, 2016 and 2015, IHAM had total investments of $223 and $233, respectively. For the years ended December 31, 2016, 2015 and 2014, IHAM had management and incentive fee income of $17, $20 and $19, respectively, and other investment-related income of $24, $25 and $34, respectively.

        The amortized cost and fair value of the Company's investment in IHAM was $171 and $229, respectively, as of December 31, 2016, and $171 and $236, respectively, as of December 31, 2015. For the years ended December 31, 2016, 2015 and 2014, the Company received distributions consisting entirely of dividend income from IHAM of $40, $50 and $50, respectively. The dividend income for the years ended December 31, 2015 and 2014 included additional dividends of $10 for each period in addition to the quarterly dividends generally paid by IHAM.

        From time to time, IHAM or certain IHAM Vehicles may purchase investments from, or sell investments to, the Company. For any such sales or purchases by the IHAM Vehicles to or from the Company, the IHAM Vehicles must obtain approval from third parties unaffiliated with the Company or IHAM, as applicable. During the years ended December 31, 2016, 2015 and 2014, IHAM or certain of the IHAM Vehicles purchased $495, $538 and $220, respectively, of investments from the Company. Net realized gains of $1 and $1 were recorded by the Company on these transactions for the years ended December 31, 2016 and 2015, respectively. There were no realized gains or losses recorded by the Company on these transactions for the year ended December 31, 2014. During the years ended December 31, 2015 and 2014, the Company purchased $12 and $20 of investments, respectively, from certain of the IHAM Vehicles. The Company made no purchases from IHAM for the year ended December 31, 2016.

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

        See Note 16 for information related to IHAM's role in the American Capital Acquisition.

5.     DEBT

        In accordance with the Investment Company Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 200% after such borrowing. On June 21, 2016, the Company, Ares Capital Management, Ares Venture Finance GP LLC and AVF LP received exemptive relief from the SEC allowing the Company to modify the Company's calculation of asset coverage requirements to exclude the SBA Debentures (defined below). As such, the Company's ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This exemptive relief provides the Company with increased investment flexibility but also increases the Company's risk related to leverage. As of December 31, 2016 the Company's asset coverage was 230% (excluding the SBA Debentures).

        The Company's outstanding debt as of December 31, 2016 and 2015 were as follows:

	As of December 31,
	2016					2015
	Total Aggregate Principal Amount Committed/ Outstanding(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding(1)	Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$1,265	(2)	$571	$571		$1,290	$515	$515
Revolving Funding Facility	540	(3)	155	155		540	250	250
SMBC Funding Facility	400		105	105		400	110	110
SBA Debentures	75		25	24		75	22	21
February 2016 Convertible Notes	—		—	—	(4)	575	575	574	(5)
June 2016 Convertible Notes	—		—	—	(4)	230	230	228	(5)
2017 Convertible Notes	162		162	162	(5)	162	162	160	(5)
2018 Convertible Notes	270		270	267	(5)	270	270	264	(5)
2019 Convertible Notes	300		300	296	(5)	300	300	295	(5)
2018 Notes	750		750	745	(6)	750	750	743	(6)
2020 Notes	600		600	596	(7)	600	600	594	(7)
January 2022 Notes	600		600	592	(8)	—	—	—
October 2022 Notes	183		183	179	(9)	183	183	178	(9)
2047 Notes	230		230	182	(10)	230	230	182	(10)

Total	$5,375		$3,951	$3,874		$5,605	$4,197	$4,114

(1)
Subject to borrowing base, leverage and other restrictions. Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.

(2)
Provides for a feature that allows the Company, under certain circumstances, to increase the size of the Revolving Credit Facility (as defined below) to a maximum of $1,898. See Note 18 for a subsequent event relating to an amendment to the Revolving Credit Facility.

(3)
Provides for a feature that allows the Company and Ares Capital CP (as defined below), under certain circumstances, to increase the size of Revolving Funding Facility (as defined below) to a maximum of $865. See Note 18 for a subsequent event relating to an amendment to the Revolving Funding Facility.

(4)
See below for more information on the repayments of the February 2016 Convertible Notes and the June 2016 Convertible Notes (each as defined below).

(5)
Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes (as defined below), the February 2016 Convertible Notes and the June 2016 Convertible Notes less unamortized debt issuance costs and the unaccreted discount recorded upon the issuances of such notes. As of December 31, 2016, the total unamortized debt issuance costs and the unaccreted discount for the 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes (each as defined below) were $0, $3 and $4, respectively. As of December 31, 2015, the total unamortized debt issuance costs and the unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes were $1, $2, $2, $6 and $5, respectively. See Note 18 for a subsequent event regarding an additional issuance of unsecured convertible notes.

(6)
Represents the aggregate principal amount outstanding of the 2018 Notes (as defined below) less unamortized debt issuance costs and plus the net unamortized premium that was recorded upon the issuances of the 2018 Notes. As of December 31, 2016 and 2015, the total unamortized debt issuance costs less the net unamortized premium was $5 and $7, respectively.

(7)
Represents the aggregate principal amount outstanding of the 2020 Notes (as defined below) less unamortized debt issuance costs and the net unaccreted discount recorded upon the issuances of the 2020 Notes. As of December 31, 2016 and 2015, the total unamortized debt issuance costs and the net unaccreted discount was $4 and $6 million, respectively.

(8)
Represents the aggregate principal amount outstanding of the January 2022 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the January 2022 Notes. As of December 31, 2016, the total unamortized debt issuance costs and the unaccreted discount was $8.

(9)
Represents the aggregate principal amount outstanding of the October 2022 Notes (as defined below) less unamortized debt issuance costs. As of December 31, 2016 and 2015, the total unamortized debt issuance costs was $4 and $5, respectively.

(10)
Represents the aggregate principal amount outstanding of the 2047 Notes (as defined below) less the unaccreted purchased discount recorded as a part of the Allied Acquisition (as defined below). As of December 31, 2016 and 2015, the total unaccreted purchased discount was $48 for both periods.

        The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount, of all the Company's outstanding debt as of December 31, 2016 were 4.2% and 4.8 years, respectively, and as of December 31, 2015 were 4.4% and 4.5 years, respectively.

  Revolving Credit Facility

        The Company is party to a senior secured revolving credit facility (as amended and restated, the "Revolving Credit Facility") that as of December 31, 2016 allowed the Company to borrow up to $1,265 at any one time outstanding. As of December 31, 2016, for $1,195 of the Revolving Credit Facility, the end of the revolving period and the stated maturity date was May 4, 2020 and May 4, 2021, respectively. For the remaining $70 of the Revolving Credit Facility, the end of the revolving period and the stated maturity date was May 4, 2019 and May 4, 2020, respectively. As of December 31, 2016, the Revolving Credit Facility also provided for a feature that allowed the Company, under certain circumstances, to increase in the size of the Revolving Credit Facility to a maximum of $1,898. The Revolving Credit Facility generally requires payments of interest at the end of each LIBOR interest period, but no less frequently than quarterly, on LIBOR based loans, and monthly payments of interest on other loans. From the end of the revolving period to the stated maturity date, the Company is required to repay outstanding principal amounts under the Revolving Credit Facility on a monthly basis in an amount equal to 1/12th of the outstanding principal amount at the end of the revolving period. See Note 18 for a subsequent event relating to an amendment to the Revolving Credit Facility.

        Under the Revolving Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders' equity, (e) maintaining a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of the Company and its consolidated subsidiaries (subject to certain exceptions) of not less than 2.0:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Credit Facility. Amounts available to borrow under the Revolving Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company's portfolio that are pledged as collateral. As of December 31, 2016, the Company was in compliance in all material respects with the terms of the Revolving Credit Facility.

        As of December 31, 2016 and 2015, there was $571 and $515 outstanding, respectively, under the Revolving Credit Facility. As of December 31, 2016, the Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $150. As of December 31, 2016 and 2015, the Company had $28 and $24, respectively, in letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued. As of December 31, 2016, there was $666 available for borrowing (net of letters of credit issued) under the Revolving Credit Facility.

        Since March 26, 2015, the interest rate charged on the Revolving Credit Facility is based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over an "alternate base rate" (as defined in the agreements governing the Revolving Credit Facility), in each case, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of December 31, 2016, the interest rate in effect was LIBOR plus 1.75%. Prior to and including March 25, 2015, the interest rate charged on the Revolving Credit Facility was based on an applicable spread of 2.00% over LIBOR or an applicable spread of 1.00% over an "alternate base rate." As of December 31, 2016, the one, two, three and six month LIBOR was 0.77%, 0.82%, 1.00% and 1.32%, respectively. As of December 31, 2015, the one, two, three and six month LIBOR was 0.43%, 0.51%, 0.61% and 0.85%, respectively. In addition to the stated interest expense on the Revolving Credit Facility, the Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. Since March 26, 2015, the Company is also required to pay a letter of credit fee of either 2.00% or 2.25% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. Prior to and including March 25, 2015, the Company paid a letter of credit fee of 2.25% per annum on letters of credit issued.

        The Revolving Credit Facility is secured by certain assets in the Company's portfolio and excludes investments held by Ares Capital CP under the Revolving Funding Facility, those held by ACJB under the SMBC Funding Facility and those held by AVF LP under the SBA Debentures, each as described below, and certain other investments.

        For the years ended December 31, 2016, 2015 and 2014, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the Years Ended December 31,
	2016	2015	2014
Stated interest expense	$18	$1	$1
Facility fees	2	5	5
Amortization of debt issuance costs	3	3	3

Total interest and credit facility fees expense	$23	$9	$9

Cash paid for interest expense	$18	$1	$1
Average stated interest rate	2.29%	2.03%	2.20%
Average outstanding balance	$799	$67	$33

  Revolving Funding Facility

        The Company's consolidated subsidiary, Ares Capital CP Funding LLC ("Ares Capital CP"), is party to a revolving funding facility (as amended, the "Revolving Funding Facility") that as of December 31, 2016 allowed Ares Capital CP to borrow up to $540 at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. As of December 31, 2016, the end of the reinvestment period and the stated maturity date for the Revolving Funding Facility was May 14, 2017 and May 14, 2019, respectively. As of December 31, 2016, the Revolving Funding Facility also provided for a feature that allowed, under certain circumstances, for an increase in the Revolving Funding Facility to a maximum of $865. See Note 18 for a subsequent event relating to an amendment to the Revolving Funding Facility.

        Amounts available to borrow under the Revolving Funding Facility are subject to a borrowing base that applies different advance rates to different types of assets held by Ares Capital CP. Ares Capital CP is also subject to limitations with respect to the loans securing the Revolving Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests, loans with fixed rates and loans with certain investment ratings, as well as restrictions on portfolio company leverage, which may also affect the borrowing base and therefore amounts available to borrow. The Company and Ares Capital CP are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the agreements governing the Revolving Funding Facility. As of December 31, 2016, the Company and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

        As of December 31, 2016 and 2015, there was $155 and $250 outstanding, respectively, under the Revolving Funding Facility. As of December 31, 2016, the interest rate charged on the Revolving Funding Facility was based on an applicable spread ranging from 2.25% to 2.50% over LIBOR or ranging from 1.25% to 1.50% over a "base rate" (as defined in the agreements governing the Revolving Funding Facility) in each case, determined monthly based on the composition of the borrowing base relative to outstanding borrowings under the Revolving Funding Facility. As of December 31, 2016, the interest rate in effect was LIBOR plus 2.25%. See Note 18 for a subsequent event relating to an amendment to the Revolving Funding Facility. Since May 14, 2014, Ares Capital CP is required to pay a commitment fee between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility. Prior to and including May 13, 2014, Ares Capital CP was required to pay a commitment fee between 0.50% and 1.75% per annum depending on the size of the unused portion of the Revolving Funding Facility.

        For the years ended December 31, 2016, 2015 and 2014, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Funding Facility were as follows:

	For the Years Ended December 31,
	2016	2015	2014
Stated interest expense	$4	$2	$4
Facility fees	2	4	4
Amortization of debt issuance costs	2	2	2

Total interest and credit facility fees expense	$8	$8	$10

Cash paid for interest expense	$3	$3	$4
Average stated interest rate	2.80%	2.47%	2.41%
Average outstanding balance	$142	$64	$164

  SMBC Funding Facility

        The Company's consolidated subsidiary, Ares Capital JB Funding LLC ("ACJB"), is party to a revolving funding facility (as amended, the "SMBC Funding Facility") with ACJB, as the borrower, and Sumitomo Mitsui Banking Corporation ("SMBC"), as the administrative agent, collateral agent, and lender, that allows ACJB to borrow up to $400 at any one time outstanding. The SMBC Funding Facility is secured by all of the assets held by ACJB. The end of the reinvestment period and the stated maturity date for the SMBC Funding Facility are September 14, 2017 and September 14, 2022, respectively. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement.

        Amounts available to borrow under the SMBC Funding Facility are subject to a borrowing base that applies an advance rate to assets held by ACJB. The Company and ACJB are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the SMBC Funding Facility. As of December 31, 2016, the Company and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

        As of December 31, 2016 and 2015, there was $105 and $110 outstanding, respectively, under the SMBC Funding Facility. Since June 30, 2015, the interest rate charged on the SMBC Funding Facility is based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over a "base rate" (as defined in the agreements governing the SMBC Funding Facility), in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. As of December 31, 2016, the interest rate in effect was LIBOR plus 2.00%. Prior to and including June 30, 2015, the interest rate charged on the SMBC Funding Facility was based on an applicable spread of 2.00% over LIBOR or 1.00% over a "base rate." As of December 31, 2016 and 2015, the interest rate in effect was based on one month LIBOR, which was 0.77% and 0.43%, respectively. Since March 15, 2014, ACJB is required to pay a commitment fee of between 0.35% and 0.875% per annum depending on the size of the unused portion of the SMBC Funding Facility. Prior to and including March 14, 2014, ACJB was required to pay a commitment fee of up to 0.75% per annum depending on the size of the unused portion of the SMBC Funding Facility.

        For the years ended December 31, 2016, 2015 and 2014, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SMBC Funding Facility were as follows:

	For the Years Ended December 31,
	2016	2015	2014
Stated interest expense	$3	$1	$1
Facility fees	1	1	1
Amortization of debt issuance costs	1	1	1

Total interest and credit facility fees expense	$5	$3	$3

Cash paid for interest expense	$3	$1	$—
Average stated interest rate	2.29%	2.09%	2.16%
Average outstanding balance	$112	$31	$22

SBA Debentures

        In April 2015, the Company's wholly owned subsidiary, Ares Venture Finance, L.P. ("AVF LP"), received a license from the Small Business Administration ("SBA") to operate as a Small Business Investment Company ("SBIC") under the provisions of Section 301(c) of the Small Business Investment Act of 1958, as amended. The SBA places certain limitations on the financing of investments by SBICs in portfolio companies, including regulating the types of financings, restricting investments to only include small businesses with certain characteristics or in certain industries, and requiring capitalization thresholds that may limit distributions to the Company.

        The license from the SBA allows AVF LP to obtain leverage by issuing SBA-guaranteed debentures (the "SBA Debentures"), subject to issuance of a capital commitment by the SBA and other customary procedures. Leverage through the SBA Debentures is subject to required capitalization thresholds. Current SBA regulations limit the amount that any SBIC may borrow to $150 and as of December 31, 2016, the amount of the SBA Debentures committed to AVF LP by the SBA was $75. The SBA Debentures are non-recourse to the Company, have interest payable semi-annually, have a 10-year maturity and may be prepaid at any time without penalty. As of December 31, 2016, AVF LP had $25 of the SBA Debentures issued and outstanding, which mature between September 2025 and March 2026. As of December 31, 2016, AVF LP was in compliance in all material respects with SBA regulatory requirements.

        The interest rate for the SBA Debentures is fixed at the time the SBA Debentures and other applicable SBA-guaranteed debentures can be pooled and sold to the public and is based on a spread over U.S. treasury notes with 10-year maturities. The pooling of newly issued SBA-guaranteed debentures occurs twice per year. The spread includes an annual charge as determined by the SBA (the "Annual Charge") as well as a market-driven component. Prior to the 10-year fixed interest rate being determined, the interim interest rate charged for the SBA-guarantee debentures is based on LIBOR plus an applicable spread of 0.30% and the Annual Charge. As of December 31, 2016, the weighted average interest rate in effect for the SBA Debentures was 3.48%.

        For the years ended December 31, 2016 and 2015, the components of interest expense, cash paid for interest expense, average stated interest rate and average outstanding balances for the SBA Debentures were as follows:

	For the Years Ended December 31,
	2016	2015
Stated interest expense	$1	$—
Amortization of debt issuance costs	—	—

Total interest and credit facility fees expense	$1	$—

Cash paid for interest expense	$1	$—
Average stated interest rate	3.41%	2.42%
Average outstanding balance	$25	$18

  Convertible Unsecured Notes

        The Company has issued $162 aggregate principal amount of unsecured convertible notes that mature on March 15, 2017 (the "2017 Convertible Notes"), $270 aggregate principal amount of unsecured convertible notes that mature on January 15, 2018 (the "2018 Convertible Notes") and $300 aggregate principal amount of unsecured convertible notes that mature on January 15, 2019 (the "2019 Convertible Notes" and together with the 2017 Convertible Notes and the 2018 Convertible Notes, the "Convertible Unsecured Notes"). The Convertible Unsecured Notes mature upon their respective maturity dates unless previously converted or repurchased in accordance with their terms. The Company does not have the right to redeem the Convertible Unsecured Notes prior to maturity. The 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes bear interest at a rate of 4.875%, 4.750% and 4.375%, respectively, per year, payable semi-annually.

        In certain circumstances, the Convertible Unsecured Notes will be convertible into cash, shares of the Company's common stock or a combination of cash and shares of its common stock, at the Company's election, at their respective conversion rates (listed below as of December 31, 2016) subject to customary anti-dilution adjustments and the requirements of their respective indenture (the "Convertible Unsecured Notes Indentures"). To the extent the 2017 Convertible Notes are converted, the Company has elected to settle with a combination of cash and shares of its common stock. Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Unsecured Notes only under certain circumstances set forth in the Convertible Unsecured Notes Indentures. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Unsecured Notes at any time. In addition, if the Company engages in certain corporate events as described in their respective Convertible Unsecured Notes Indenture, holders of the Convertible Unsecured Notes may require the Company to repurchase for cash all or part of the Convertible Unsecured Notes at a repurchase price equal to 100% of the principal amount of the Convertible Unsecured Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

        Certain key terms related to the convertible features for each of the Convertible Unsecured Notes as of December 31, 2016 are listed below.

	2017 Convertible Notes	2018 Convertible Notes	2019 Convertible Notes
Conversion premium	17.5%	17.5%	15.0%
Closing stock price at issuance	$16.46	$16.91	$17.53
Closing stock price date	March 8, 2012	October 3, 2012	July 15, 2013
Conversion price(1)	$18.86	$19.64	$19.99
Conversion rate (shares per one thousand dollar principal amount)(1)	53.0342	50.9054	50.0292
Conversion dates	September 15, 2016	July 15, 2017	July 15, 2018

(1)
Represents conversion price and conversion rate, as applicable, as of December 31, 2016, taking into account certain de minimis adjustments that will be made on the conversion date.

        As of December 31, 2016, the principal amounts of each series of the Convertible Unsecured Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company's common stock.

        The Convertible Unsecured Notes Indentures contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of the Convertible Unsecured Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Unsecured Notes Indentures. As of December 31, 2016, the Company was in compliance in all material respects with the terms of the Convertible Unsecured Notes Indentures.

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

	2017 Convertible Notes	2018 Convertible Notes	2019 Convertible Notes
Debt and equity component percentages, respectively(1)	97.0% and 3.0%	98.0% and 2.0%	99.8% and 0.2%
Debt issuance costs(1)	$5	$6	$4
Equity issuance costs(1)	$—	$—	$—
Equity component, net of issuance costs(2)	$5	$5	$1

(1)
At time of issuance.

(2)
At time of issuance and as of December 31, 2016.

        In addition to the original issue discount equal to the equity components of the Convertible Unsecured Notes, the 2018 Convertible Notes and the 2019 Convertible Notes were each issued at a discount. The Company records interest expense comprised of both stated interest expense as well as accretion of any original issue discount.

        As of December 31, 2016, the components of the carrying value of the Convertible Unsecured Notes, the stated interest rate and the effective interest rate were as follows:

	2017 Convertible Notes	2018 Convertible Notes	2019 Convertible Notes
Principal amount of debt	$162	$270	$300
Debt issuance costs, net of amortization	—	(1)	(2)
Original issue discount, net of accretion	—	(2)	(2)

Carrying value of debt	$162	$267	$296

Stated interest rate	4.875%	4.750%	4.375%
Effective interest rate(1)	5.5%	5.3%	4.7%

(1)
The effective interest rate of the debt component of the Convertible Unsecured Notes is equal to the stated interest rate plus the accretion of original issue discount.

        In February 2016, the Company repaid in full the $575 aggregate principal amount of unsecured convertible notes (the "February 2016 Convertible Notes") upon their maturity. In June 2016, the Company repaid in full the $230 aggregate principal amount of unsecured convertible notes (the "June 2016 Convertible Notes") upon their maturity.

        For the years ended December 31, 2016, 2015 and 2014, the components of interest expense and cash paid for interest expense for the Convertible Unsecured Notes, the February 2016 Convertible Notes and the June 2016 Convertible Notes are listed below.

	For the Years Ended December 31,
	2016	2015	2014
Stated interest expense	$42	$79	$79
Amortization of debt issuance costs	4	7	7
Accretion of original issue discount	6	17	15

Total interest expense	$52	$103	$101

Cash paid for interest expense	$56	$79	$79

        See Note 18 for a subsequent event regarding an additional issuance of unsecured convertible notes.

  Unsecured Notes

  2018 Notes

        The Company had issued $750 in aggregate principal amount of unsecured notes that mature on November 30, 2018 (the "2018 Notes"). The 2018 Notes bear interest at a rate of 4.875% per year, payable semi-annually and all principal is due upon maturity. The 2018 Notes may be redeemed in whole or in part at any time at the Company's option at a redemption price equal to par plus a "make whole" premium, as determined pursuant to the indenture governing the 2018 Notes, and any accrued and unpaid interest. $600 in aggregate principal amount of the 2018 Notes were issued at a discount to the principal amount and $150 in aggregate principal amount of the 2018 Notes were issued at a premium to the principal amount.

  2020 Notes

        The Company had issued $600 in aggregate principal amount of unsecured notes that mature on January 15, 2020 (the "2020 Notes"). The 2020 Notes bear interest at a rate of 3.875% per year, payable semi-annually and all principal is due upon maturity. The 2020 Notes may be redeemed in whole or in part at any time at the Company's option at a redemption price equal to par plus a "make whole" premium, if applicable, as determined pursuant to the indenture governing the 2020 Notes, and any accrued and unpaid interest. $400 in aggregate principal amount of the 2020 Notes were issued at a discount to the principal amount and $200 in aggregate principal amount of the 2020 Notes were issued at a premium to the principal amount.

  January 2022 Notes

        The Company had issued $600 in aggregate principal amount of unsecured notes that mature on January 19, 2022 (the "January 2022 Notes"). The January 2022 Notes bear interest at a rate of 3.625% per year, payable semi-annually and all principal is due upon maturity. The January 2022 Notes may be redeemed in whole or in part at any time at the Company's option at a redemption price equal to par plus a "make whole" premium, if applicable, as determined pursuant to the indenture governing the January 2022 Notes, and any accrued and unpaid interest. The January 2022 Notes were issued at a discount to the principal amount.

  October 2022 Notes

        The Company had issued $183 in aggregate principal amount of unsecured notes that mature on October 1, 2022 (the "October 2022 Notes"). The October 2022 Notes bear interest at a rate of 5.875% per year, payable quarterly and all principal is due upon maturity. The October 2022 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option, at a par redemption price of $25.00 per security plus accrued and unpaid interest.

  2047 Notes

        As part of the acquisition of Allied Capital Corporation ("Allied Capital") in April 2010 (the "Allied Acquisition"), the Company assumed $230 aggregate principal amount of unsecured notes due on April 15, 2047 (the "2047 Notes" and together with the 2018 Notes, the 2020 Notes, the January 2022 Notes, and the October 2022 Notes, the "Unsecured Notes"). The 2047 Notes bear interest at a rate of 6.875%, payable quarterly and all principal is due upon maturity. The 2047 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option, at a par redemption price of $25.00 per security plus accrued and unpaid interest. As of December 31, 2016 and

2015, the outstanding principal was $230 and $230 respectively, and the carrying value was $182 and $182, respectively. The carrying value represents the outstanding principal amount of the 2047 Notes less the unaccreted purchased discount recorded as a part of the Allied Acquisition.

  February 2022 Notes

        In March 2015, the Company redeemed the $144 aggregate principal amount of unsecured notes that were scheduled to mature on February 15, 2022 (the "February 2022 Notes") in accordance with the terms of the indenture governing the February 2022 Notes. The February 2022 Notes bore interest at a rate of 7.00% per year, payable quarterly. The February 2022 Notes were redeemed at par plus accrued and unpaid interest for a total redemption price of approximately $145, which resulted in a realized loss on the extinguishment of debt of $4.

  2040 Notes

        In October 2015, the Company redeemed the $200 aggregate principal amount of unsecured notes that were scheduled to mature on October 15, 2040 (the "2040 Notes") in accordance with the terms of the indenture governing the 2040 Notes. The 2040 Notes bore interest at a rate of 7.75% per year, payable quarterly. The 2040 Notes were redeemed at par plus accrued and unpaid interest for a total redemption price of approximately $201, which resulted in a realized loss on the extinguishment of debt of $7.

        For the years ended December 31, 2016, 2015 and 2014, the components of interest expense and cash paid for interest expense for the Unsecured Notes are listed below. For the year ended December 31, 2015 and 2014, the following also includes components of interest expense and cash paid for interest expense for the 2040 Notes and the February 2022 Notes.

	For the Years Ended December 31,
	2016	2015	2014
Stated interest expense	$93	$100	$90
Amortization of debt issuance costs	4	4	3
Net accretion of original issue discount	—	—	—
Accretion of purchase discount	—	—	—

Total interest expense	$97	$104	$93

Cash paid for interest expense	$87	$97	$85

        The Unsecured Notes contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of such notes under certain circumstances. These covenants are subject to important limitations and exceptions set forth in the indentures governing such notes. As of December 31, 2016, the Company was in compliance in all material respects with the terms of the respective indentures governing each of the Unsecured Notes.

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

6.     DERIVATIVE INSTRUMENTS

        The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company's investments denominated in foreign currencies. As of December 31, 2016 and 2015, the counterparty to these forward currency contracts was Bank of Montreal. Net unrealized gains or losses on foreign currency contracts are included in "net unrealized gains (losses) from foreign currency and other transactions" and net realized gains or losses on forward currency contracts are included in "net realized gains (losses) from foreign currency transactions" in the accompanying consolidated statement of operations.

        During the year ended December 31, 2015, the Company entered into an agreement with the SDLP to sell certain of the Company's investments to the SDLP at a mutually agreed upon price on a future date (the "Forward Sale Agreement"). The value of the Forward Sale Agreement with the SDLP changed as the fair value of the identified loans changed and as additional loans were added to such agreement. In July 2016, the Company and Varagon and its clients completed the initial funding of the SDLP. In conjunction with the initial funding, the Company and Varagon and its clients sold investment commitments to the SDLP and the Forward Sale Agreement was terminated. For the years ended December 31, 2016 and 2015, the unrealized gain related to this agreement was included in the "net unrealized gains (losses) from foreign currency and other transactions" in the accompanying consolidated statement of operations and as of December 31, 2015 in "other assets" in the accompanying consolidated balance sheet.

        Forward currency contracts are considered undesignated derivative instruments.

        Certain information related to the Company's derivative financial instruments is presented below as of December 31, 2016 and 2015.

	As of December 31, 2016
Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Balance Sheet Location of Net Amounts
Foreign currency forward contract	€2	1/5/2017	3	(3)	—	Other Assets

Total			$3	$(3)	$—

	As of December 31, 2015
Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Balance Sheet Location of Net Amounts
Foreign currency forward contract	CAD 45	1/6/2016	$1	$—	$—	Other Assets
Foreign currency forward contract	€4	1/6/2016	—	—	—	Other Assets
Forward sale agreement	$316	—	3	—	—	Other Assets

Total			$4	$—	$—

7.     COMMITMENTS AND CONTINGENCIES

        The Company has various commitments to fund investments in its portfolio as described below. As of December 31, 2016 and 2015, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) the Company's discretion:

	As of December 31,
	2016	2015
Total revolving and delayed draw loan commitments	$411	$419
Less: drawn commitments	(81)	(123)

Total undrawn commitments	330	296
Less: commitments substantially at discretion of the Company	(12)	(6)
Less: unavailable commitments due to borrowing base or other covenant restrictions	—	—

Total net adjusted undrawn revolving and delayed draw loan commitments	$318	$290

        Included within the total revolving and delayed draw loan commitments as of December 31, 2016 and 2015 were delayed draw loan commitments totaling $92 and $149, respectively. The Company's commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels).

        Also included within the total revolving and delayed draw loan commitments as of December 31, 2016 were commitments to issue up to $52 in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2016, the Company had $12 in letters of credit issued and outstanding under these commitments on behalf of portfolio companies. For all these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. None of these letters of credit issued and outstanding are recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company. Of these letters of credit, $11 expire in 2017 and $1 expires in 2018.

        The Company also has commitments to co-invest in the SSLP and the SDLP for the Company's portion of the SSLP's and the SDLP's commitments to fund delayed draw loans to certain portfolio companies of the SSLP and the SDLP. See Note 4 for more information.

        As of December 31, 2016 and 2015, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

	As of December 31,
	2016	2015
Total private equity commitments	$57	$107
Less: funded private equity commitments	(17)	(21)

Total unfunded private equity commitments	40	86
Less: private equity commitments substantially at discretion of the Company	(39)	(84)

Total net adjusted unfunded private equity commitments	$1	$2

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

  Lease Commitments

        The Company is obligated under a number of operating leases and subleases for office spaces with terms ranging from less than one year to more than 15 years. Total rent expense incurred by the Company for the years ended December 31, 2016, 2015 and 2014 was $4, $4 and $3, respectively.

        The following table shows future minimum payments under the Company's operating leases and subleases where it is a sublessee as of December 31, 2016:

For the Years Ended December 31,	Amount
2017	$9
2018	9
2019	9
2020	9
2021	9
Thereafter	40

Total	$85

        For certain of its operating leases, the Company has entered into subleases including ones with Ares Management and IHAM. See Note 13 for further description of these subleases.

        The following table shows future expected rental payments to be received under the Company's subleases where the Company is the sublessor as of December 31, 2016. The current allocations reflected below are as of December 31, 2016. The allocations in connection with the Company's subleases are subject to change and future review. Further, such allocations are subject to change depending on the composition of, and functions performed by, the staff in each office.

For the Years Ended December 31,	Amount
2017	$6
2018	6
2019	6
2020	6
2021	6
Thereafter	27

Total	$57

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

        The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of December 31, 2016 and 2015. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company's determination of fair values.

	As of December 31, 2016
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
First lien senior secured loans	$2,036	Yield analysis	Market yield	5.5% - 20.0%	9.3%
Second lien senior secured loans	2,987	Yield analysis	Market yield	8.4% - 20.8%	10.7%
Subordinated certificates of the SDLP	270	Yield analysis	Yield	11.0% - 12.0%	11.5%
Subordinated certificates of the SSLP	1,914	Discounted cash flow analysis	Discount rate	6.5% - 7.5%	7.0%
Senior subordinated debt	714	Yield analysis	Market yield	9.8% - 17.5%	12.2%
Preferred equity securities	273	EV market multiple analysis	EBITDA multiple	3.5x - 14.8x	8.6	x
Other equity securities and other	619	EV market multiple analysis	EBITDA multiple	5.0x - 16.4x	10.7	x

Total Investments	$8,813

	As of December 31, 2015
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
First lien senior secured loans	$2,639	Yield analysis	Market yield	4.0% - 16.5%	9.2%
Second lien senior secured loans	2,861	Yield analysis	Market yield	8.5% - 19.5%	10.6%
Subordinated certificates of the SSLP	1,885	Discounted cash flow analysis	Discount rate	10.5% - 11.5%	11.0%
Senior subordinated debt	654	Yield analysis	Market yield	8.3% - 15.8%	12.2%
Preferred equity securities	376	EV market multiple analysis	EBITDA multiple	4.0x - 14.8x	7.2	x
Other equity securities and other	630	EV market multiple analysis	EBITDA multiple	4.0x - 14.8x	10.2	x

Total Investments	$9,045

Derivatives	$3	Yield analysis	Market yield	7.0% - 7.6%	7.4%

Total Other Assets	$3

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

        The following table presents fair value measurements of cash and cash equivalents, investments and derivatives as of December 31, 2016:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$223	$223	$—	$—
Investments not measured at net asset value	$8,814	$1	$—	$8,813
Investments measured at net asset value(1)	$6

Total Investments	$8,820
Derivatives	$—	$—	$—	$—

(1)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

        The following table presents fair value measurements of cash and cash equivalents, investments and derivatives as of December 31, 2015:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$257	$257	$—	$—
Investments not measured at net asset value	$9,049	$4	$—	$9,045
Investments measured at net asset value(1)	$7

Total Investments	$9,056
Derivatives	$4	$—	$1	$3

(1)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

        Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

        The following table presents changes in investments that use Level 3 inputs as of and for the year ended December 31, 2016:

As of and For the Year Ended December 31, 2016
Balance as of December 31, 2015	$9,045
Net realized gains	105
Net unrealized losses	(113)
Purchases	3,474
Sales	(1,776)
Redemptions	(1,970)
Payment-in-kind interest and dividends	48
Net accretion of discount on securities	6
Net transfers in and/or out of Level 3	(6)

Balance as of December 31, 2016	$8,813

        As of December 31, 2016, the net unrealized depreciation on the investments that use Level 3 inputs was $223. For the year ended December 31, 2016, the net transfers out of Level 3 were due to privately held equity investments converting to publicly traded stock.

        The following table presents changes in derivatives that use Level 3 inputs as of and for the year ended December 31, 2016:

As of and For the Year Ended December 31, 2016
Balance as of December 31, 2015	$3
Net unrealized appreciation reversed related to termination of the Forward Sale Agreement	(3)

Balance as of December 31, 2016	$—

        As of December 31, 2016, the Company did not have any net unrealized appreciation on the derivatives that use Level 3 inputs.

        For the year ended December 31, 2016, the total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the Company's Level 3 assets still held as of December 31, 2016, and reported within the net unrealized gains (losses) from investments, foreign currency and other transactions in the Company's consolidated statement of operations was $(139).

        The following table presents changes in investments that use Level 3 inputs as of and for the year ended December 31, 2015:

As of and For the Year Ended December 31, 2015
Balance as of December 31, 2014	$9,016
Net realized gains	114
Net unrealized losses	(241)
Purchases	3,881
Sales	(1,772)
Redemptions	(1,967)
Payment-in-kind interest and dividends	24
Net accretion of discount on securities	4
Net transfers in and/or out of Level 3	(14)

Balance as of December 31, 2015	$9,045

        As of December 31, 2015, the net unrealized depreciation on the investments that use Level 3 inputs was $101. For the year ended December 31, 2015, the net transfers out of Level 3 were due to privately held equity investments converting to publicly traded stock.

        The following table presents changes in derivatives that use Level 3 inputs as of and for the year ended December 31, 2015:

As of and For the Year Ended December 31, 2015
Balance as of December 31, 2014	$—
Net unrealized gains	3

Balance as of December 31, 2015	$3

        As of December 31, 2015, the net unrealized appreciation on the derivatives that use Level 3 inputs was $3.

        For the year ended December 31, 2015, the total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the Company's Level 3 assets still held as of December 31, 2015, and reported within the net unrealized gains (losses) from investments, foreign currency and other transactions in the Company's consolidated statement of operations was $(201).

        Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

        Following are the carrying and fair values of the Company's debt obligations as of December 31, 2016 and 2015. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company's marketplace credit ratings, or market quotes, if available.

	As of December 31,
	2016			2015
	Carrying value(1)		Fair value	Carrying value(1)		Fair value
Revolving Credit Facility	571		$571	$515		$515
Revolving Funding Facility	155		155	250		250
SMBC Funding Facility	105		105	110		110
SBA Debentures	24		25	21		22
February 2016 Convertible Notes (principal amount outstanding of $0 and $575, respectively)	—	(2)	—	574	(3)	575
June 2016 Convertible Notes (principal amount outstanding of $0 and $230, respectively)	—	(2)	—	228	(3)	230
2017 Convertible Notes (principal amount outstanding of $162)	162	(3)	163	160	(3)	164
2018 Convertible Notes (principal amount outstanding of $270)	267	(3)	278	264	(3)	271
2019 Convertible Notes (principal amount outstanding of $300)	296	(3)	312	295	(3)	299
2018 Notes (principal amount outstanding of $750)	745	(4)	776	743	(4)	778
2020 Notes (principal amount outstanding of $600)	596	(5)	608	594	(5)	607
January 2022 Notes (principal amount outstanding of $600 and $0, respectively)	592	(6)	584	—		—
October 2022 Notes (principal amount outstanding of $183)	179	(7)	184	178	(7)	182
2047 Notes (principal amount outstanding of $230)	182	(8)	228	182	(8)	230

	$3,874	(9)	$3,989	$4,114	(9)	$4,233

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

(9)
Total principal amount of debt outstanding totaled $3,951 and $4,197 as of December 31, 2016 and 2015, respectively.

        The following table presents fair value measurements of the Company's debt obligations as of December 31, 2016 and 2015:

	As of December 31,
Fair Value Measurements Using	2016	2015
Level 1	$413	$412
Level 2	3,576	3,821

Total	$3,989	$4,233

9.     STOCKHOLDERS' EQUITY

        There were no sales of the Company's equity securities for the years ended December 31, 2016 and 2015. The following table summarizes the total shares issued and proceeds received in public offerings of the Company's common stock net of underwriting discounts and offering costs for the years ended December 31, 2014:

	Shares issued	Offering price per share(1)	Proceeds net of underwriting discounts and offering costs
2014
July 2014 public offering	15.5	$16.63	$258

Total for the year ended December 31, 2014	15.5		$258

(1)
The shares were sold to the underwriters for a price equal to the offering price per share, which the underwriters were then permitted to sell at variable prices to the public.

        The Company used the net proceeds from the above public equity offerings to repay outstanding indebtedness and for general corporate purposes, which included funding investments in accordance with its investment objective. See Note 12 for information regarding shares of common stock issued or purchased in accordance with the Company's dividend reinvestment plan.

  Stock Repurchase Program

        In September 2015, the Company's board of directors approved a stock repurchase program authorizing the Company to repurchase up to $100 in the aggregate of its outstanding common stock in the open market at certain thresholds below its net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The program was scheduled to expire on February 28, 2017, unless extended or until the approved dollar amount has been used to repurchase shares. The program does not require the Company to repurchase any specific number of shares and it cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time. As of December 31, 2016, the Company had repurchased a total of 0.5 shares of its common stock in the open market under the stock repurchase program since its inception in September 2015, at an average price of $13.92 per share, including commissions paid, leaving approximately $93 available for additional repurchases under the program.

        In May 2016, the Company suspended its stock repurchase program pending the completion of the American Capital Acquisition (see Note 16 for more information). During the year ended

December 31, 2016, the Company repurchased a total of 0.4 shares of the Company's common stock in the open market for $5 under the stock repurchase program. The shares were repurchased at an average price of $13.94 per share, including commissions paid. During the year ended December 31, 2015, the Company repurchased a total of 0.1 shares of the Company's common stock in the open market for $2. The shares were repurchased at an average price of $13.86 per share, including commissions paid. See Note 18 for a subsequent event relating to the stock repurchase program.

10.   EARNINGS PER SHARE

        The following information sets forth the computations of basic and diluted net increase in stockholders' equity resulting from operations per share for the years ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31,
	2016	2015	2014
Net increase in stockholders' equity resulting from operations available to common stockholders	$474	$379	$591
Weighted average shares of common stock outstanding—basic and diluted	314	314	305
Basic and diluted net increase in stockholders' equity resulting from operations per share	$1.51	$1.20	$1.94

        For the purpose of calculating diluted net increase in stockholders' equity resulting from operations per share, the average closing price of the Company's common stock for the years ended December 31, 2016, 2015 and 2014 were less than the conversion price for each of the Convertible Unsecured Notes outstanding as of December 31, 2016, 2015 and 2014, respectively. Therefore, for all periods presented in the financial statements, the underlying shares for the intrinsic value of the embedded options in the Convertible Unsecured Notes, the February 2016 Convertible Notes and the June 2016 Convertible Notes have no impact on the computation of diluted net increase in stockholders' equity resulting from operations per share.

11.   INCOME AND EXCISE TAXES

        For income tax purposes, dividends paid and distributions made to the Company's stockholders are reported by the Company to the stockholders as ordinary income, capital gains, or a combination thereof. Dividends paid per common share for the years ended December 31, 2016, 2015 and 2014 were taxable as follows (unaudited):

	For the Years Ended December 31,
	2016	2015	2014
Ordinary income(1)	$1.26	$1.56	$1.57
Capital gains	0.26	0.01	—

Total(2)	$1.52	$1.57	$1.57

(1)
For the years ended December 31, 2016, 2015 and 2014, ordinary income included dividend income of approximately $0.0892, $0.0730 and $0.1055, per share, respectively, that qualified to be taxed at the maximum capital gains rate. For certain eligible corporate shareholders, these dividends were eligible for the dividends received deduction.

(2)
For the years ended December 31, 2016, 2015 and 2014, dividends paid were comprised of interest-sourced dividends in amounts equal to 81.4%, 91.1% and 90.1% of total dividends paid, respectively.

        The following reconciles net increase in stockholders' equity resulting from operations to taxable income for the years ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31,
	2016	2015	2014
	(Estimated)(1)
Net increase in stockholders' equity resulting from operations	$474	$379	$591
Adjustments:
Net unrealized losses (gains) on investments, foreign currency and other transactions	130	246	(59)
Income not currently taxable	(39)	(56)	(61)
Income for tax but not book	25	49	10
Expenses not currently deductible	28	14	44
Expenses for tax but not book	(5)	(3)	(5)
Realized gain/loss differences	(58)	(44)	(101)

Taxable income	$555	$585	$419

(1)
The calculation of estimated 2016 taxable income includes a number of estimated inputs, including information received from third parties and, as a result, actual 2016 taxable income will not be finally determined until the Company's 2016 tax return is filed in 2017 (and, therefore, such estimate is subject to change).

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

        Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. As of December 31, 2016, the Company estimates that it will have a capital loss carryforward of approximately $127 available for use in later tax years. Because of the loss limitation rules of the Code, some of the tax basis capital losses may be limited in their use. The unused balance will be carried forward and utilized as gains are realized, subject to such limitations. In addition to the capital loss carryforwards, the Company realized tax basis net losses totaling approximately $0.3 billion from the Allied Capital portfolio since the Allied Acquisition through December 31, 2016, that have not yet been deducted for tax purposes as their deductibility in years since the Allied Acquisition was limited by the Code. While the Company's ability to utilize losses in the future depends upon a variety of factors that cannot be known in advance, substantially all of the Company's capital loss carryforwards and the net realized losses from the Allied Capital portfolio may become permanently unavailable due to limitations by the Code.

        For 2016, the Company had estimated taxable income in excess of the distributions made from such taxable income during the year, and therefore, the Company has elected to carry forward the excess for distribution to shareholders in 2017. The amount carried forward to 2017 is estimated to be approximately $339, of which $290 is ordinary income and $49 is capital gain net income, although these amounts will not be finalized until the 2016 tax returns are filed in 2017. For 2015 and 2014, the

Company had taxable income in excess of the distributions made from such taxable income during the year, and therefore, the Company elected to carry forward the excess for distribution to shareholders in 2016 and 2015, respectively. The amount carried forward to 2016 and 2015 was approximately $262 and $171, respectively. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, the Company accrues excise tax on estimated excess taxable income. For the years ended December 31, 2016, 2015 and 2014, a net expense of $12, $9 and $6, respectively, was recorded for U.S. federal excise tax. The net expense for the years ended December 31, 2016, 2015 and 2014 each included a reduction in expense related to the recording of a requested refund resulting from the overpayment of the prior year's excise tax of $1, $1 and $2, respectively.

        As of December 31, 2016, the estimated cost basis of investments for tax purposes was $9.8 billion resulting in estimated gross unrealized gains and losses of $0.1 billion and $0.8 billion, respectively. As of December 31, 2015, the estimated cost basis of investments for tax purposes was $10.0 billion resulting in estimated gross unrealized gains and losses of $0.05 billion and $1.0 billion, respectively. As of December 31, 2016 and 2015, the cost of investments for tax purposes was greater than the amortized cost of investments for book purposes of $9.0 billion and $9.1 billion, respectively, primarily as a result of the Allied Acquisition. The Allied Acquisition qualified as a tax free merger, which resulted in the acquired assets retaining Allied Capital's cost basis at the merger date.

        In general, the Company may make certain adjustments to the classification of stockholders' equity as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes, among other items. During the year ended December 31, 2016, the Company increased accumulated undistributed net investment income by $21 and decreased capital in excess of par value by $21. During the year ended December 31, 2015, the Company decreased accumulated overdistributed net investment income by $17, increased accumulated net realized loss on investments by $3 and decreased capital in excess of par value by $14. During the year ended December 31, 2014, the Company decreased accumulated overdistributed net investment income by $18, increased accumulated net realized loss on investments, foreign currency transactions, extinguishment of debt and other assets by $95 and increased capital in excess of par value by $77.

        Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state income taxes. For the years ended December 31, 2016, 2015 and 2014, the Company recorded a tax expense of approximately $9, $9 and $12, respectively, for these subsidiaries.

12.   DIVIDENDS AND DISTRIBUTIONS

        The following table summarizes the Company's dividends or distributions declared during the years ended December 31, 2016, 2015 and 2014:

Date declared	Record date	Payment date	Per share amount		Total amount
November 2, 2016	December 15, 2016	December 30, 2016	$0.38		$119
August 3, 2016	September 15, 2016	September 30, 2016	0.38		119
May 4, 2016	June 15, 2016	June 30, 2016	0.38		119
February 26, 2016	March 15, 2016	March 31, 2016	0.38		120

Total declared for 2016			$1.52		$477

November 4, 2015	December 15, 2015	December 31, 2015	$0.38		$120
August 4, 2015	September 15, 2015	September 30, 2015	0.38		119
May 4, 2015	June 15, 2015	June 30, 2015	0.38		119
February 26, 2015	March 13, 2015	March 31, 2015	0.38		119
February 26, 2015	March 13, 2015	March 31, 2015	0.05	(1)	16

Total declared for 2015			$1.57		$493

November 4, 2014	December 15, 2014	December 31, 2014	$0.38		$120
August 5, 2014	September 15, 2014	September 30, 2014	0.38		119
May 6, 2014	June 16, 2014	June 30, 2014	0.38		113
February 26, 2014	March 14, 2014	March 31, 2014	0.38		113
November 5, 2013	March 14, 2014	March 28, 2014	0.05	(1)	15

Total declared for 2014			$1.57		$480

(1)
Represents an additional dividend.

        The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. When the Company issues new shares in connection with the dividend reinvestment plan, the issue price is equal to the closing price of its common stock on the dividend payment date. Dividend reinvestment plan activity for the years ended December 31, 2016, 2015 and 2014, was as follows:

	For the Years Ended December 31,
	2016	2015	2014
Shares issued	—	0.4	0.6
Average issue price per share	$—	$17.17	$17.74
Shares purchased by plan agent to satisfy dividends declared and payable during the period for stockholders	1.3	0.7	0.7
Average purchase price per share	$15.14	$15.70	$15.93

13.   RELATED PARTY TRANSACTIONS

        In accordance with the investment advisory and management agreement, the Company bears all costs and expenses of the operation of the Company and reimburses its investment adviser or its affiliates for certain of such costs and expenses incurred in the operation of the Company. For the years ended December 31, 2016, 2015 and 2014, the Company's investment adviser or its affiliates incurred such expenses totaling $5, $7 and $6, respectively.

        The Company is party to office leases pursuant to which it is leasing office facilities from third parties. For certain of these office leases, the Company has also entered into separate subleases with Ares Management LLC, the sole member of Ares Capital Management, and IHAM, pursuant to which Ares Management LLC and IHAM sublease a portion of these leases. For the years ended December 31, 2016, 2015 and 2014, amounts payable to the Company under these subleases totaled $6, $5 and $4, respectively.

        Ares Management LLC has also entered into separate subleases with the Company, pursuant to which the Company subleases certain office spaces from Ares Management LLC. For the years ended December 31, 2016, 2015 and 2014, amounts payable to Ares Management LLC under these subleases totaled $1, $1 and $1, respectively.

        The Company has also entered into agreements with Ares Management LLC and IHAM, pursuant to which Ares Management LLC and IHAM are entitled to use the Company's proprietary portfolio management software. For the years ended December 31, 2016 and 2015, amounts payable to the Company under these agreements totaled $0 million and $0 million, respectively. For the year ended December 31, 2014, there was no amount payable to the Company as there was no such agreements in place during the period.

        See Notes 3, 4, 6 and 16 for descriptions of other related party transactions.

14.   FINANCIAL HIGHLIGHTS

        The following is a schedule of financial highlights as of and for the years ended December 31, 2016, 2015 and 2014:

	As of and For the Years Ended December 31,
Per Share Data:	2016	2015	2014
Net asset value, beginning of period(1)	$16.46	$16.82	$16.46
Issuances of common stock	—	0.01	—
Repurchases of common stock	—	(0.01)	—
Net investment income for period(2)	1.57	1.62	1.43
Net realized and unrealized gains(losses) for period(2)	(0.06)	(0.41)	0.50

Net increase in stockholders' equity	1.51	1.21	1.93
Total distributions to stockholders(3)	(1.52)	(1.57)	(1.57)

Net asset value at end of period(1)	$16.45	$16.46	$16.82

Per share market value at end of period	$16.49	$14.25	$15.61
Total return based on market value(4)	26.39%	1.35%	(3.32)%
Total return based on net asset value(5)	9.15%	7.16%	11.79%
Shares outstanding at end of period	314	314	314
Ratio/Supplemental Data:
Net assets at end of period	$5,165	$5,173	$5,284
Ratio of operating expenses to average net assets(6)(7)	9.59%	9.51%	10.46%
Ratio of net investment income to average net assets(6)(8)	9.58%	9.75%	8.71%
Portfolio turnover rate(6)	39%	42%	39%

(1)
The net assets used equals the total stockholders' equity on the consolidated balance sheet.

(2)
Weighted average basic per share data.

(3)
Includes an additional dividend of $0.05 per share for the three months ended March 31, 2015.

(4)
For the year ended December 31, 2016, the total return based on market value equaled the increase of the ending market value at December 31, 2016 of $16.49 per share from the ending market value at December 31, 2015 of $14.25 per share plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2016, divided by the market value at December 31, 2015. For the year ended December 31, 2015, the total return based on market value equaled the decrease of the ending market value at December 31, 2015 of $14.25 per share from the ending market value at December 31, 2014 of $15.61 per share plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2015, divided by the market value at December 31, 2014. For the year ended December 31, 2014, the total return based on market value equaled the decrease of the ending market value at December 31, 2014 of $15.61 per share from the ending market value at December 31, 2013 of $17.77 per share plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2014, divided by the market value at December 31, 2013. The Company's shares fluctuate in value. The Company's performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5)
For the year ended December 31, 2016, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2016, divided by the beginning net asset value for the period. For the year ended December 31, 2015, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2015, divided by the beginning net asset value for the period. For the year ended December 31, 2014, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2014, divided by the beginning net asset value for the period. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan, the issuance of common stock in connection with any equity offerings and the equity components of any convertible notes issued during the period. The Company's performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(6)
The ratios reflect an annualized amount.

(7)
For the year ended December 31, 2016, the ratio of operating expenses to average net assets consisted of 2.64% of base management fees, 2.29% of income based fees and capital gains incentive fees, 3.58% of the cost of borrowing and 1.08% of other operating expenses. For the year ended December 31, 2015, the ratio of operating expenses to average net assets consisted of 2.55% of base management fees, 2.31% of income based fees and capital gains incentive fees, 4.32% of the cost of borrowing and 0.33% of other operating expenses. For the year ended December 31, 2014, the ratio of operating expenses to average net assets consisted of 2.51% of base management fees, 2.90% of income based fees and capital gains incentive fees, 4.24% of the cost of borrowing and 0.81% of other operating expenses.

(8)
The ratio of net investment income to average net assets excludes income taxes related to realized gains and losses.

15.   SELECTED QUARTERLY DATA (Unaudited)

	2016
	Q4	Q3	Q2	Q1
Total investment income	$261	$258	$245	$248
Net investment income before net realized and unrealized gains and income based fees and capital gains incentive fees	$157	$164	$144	$147
Income based fees and capital gains incentive fees	$19	$27	$39	$33
Net investment income before net realized and unrealized gains (losses)	$138	$137	$105	$114
Net realized and unrealized gains (losses)	$(63)	$(28)	$53	$18
Net increase in stockholders' equity resulting from operations	$75	$109	$158	$132
Basic and diluted earnings per common share	$0.24	$0.35	$0.50	$0.42
Net asset value per share as of the end of the quarter	$16.45	$16.59	$16.62	$16.50

	2015
	Q4	Q3	Q2	Q1
Total investment income	$262	$261	$249	$253
Net investment income before net realized and unrealized gains and income based fees and capital gains incentive fees	$151	$160	$145	$147
Income based fees and capital gains incentive fees	$4	$29	$36	$25
Net investment income before net realized and unrealized gains (losses)	$147	$131	$108	$122
Net realized and unrealized gains (losses)	$(132)	$(14)	$38	$(21)
Net increase in stockholders' equity resulting from operations	$15	$117	$146	$101
Basic and diluted earnings per common share	$0.05	$0.37	$0.47	$0.32
Net asset value per share as of the end of the quarter	$16.46	$16.79	$16.80	$16.71

	2014
	Q4	Q3	Q2	Q1
Total investment income	$271	$253	$225	$240
Net investment income before net realized and unrealized gains and income based fees and capital gains incentive fees	$166	$151	$128	$141
Income based fees and capital gains incentive fees	$38	$45	$36	$29
Net investment income before net realized and unrealized gains	$128	$106	$92	$112
Net realized and unrealized gains	$25	$72	$51	$5
Net increase in stockholders' equity resulting from operations	$153	$178	$143	$117
Basic and diluted earnings per common share	$0.49	$0.57	$0.48	$0.39
Net asset value per share as of the end of the quarter	$16.82	$16.71	$16.52	$16.42

16.   AMERICAN CAPITAL ACQUISITION

        On May 23, 2016, the Company entered into a definitive agreement (the "Merger Agreement") to acquire American Capital, Ltd. ("American Capital"), a Delaware corporation, in a cash and stock transaction (the "American Capital Acquisition"). The board of directors of both companies each unanimously approved the American Capital Acquisition and on December 15, 2016, American Capital's stockholders approved the merger and the Company's stockholders approved the issuance of shares of the Company's common stock to American Capital's stockholders. See Note 18 for a subsequent event relating to the closing of the American Capital Acquisition on January 3, 2017.

        In connection with the American Capital Acquisition, American Capital Asset Management, LLC, a wholly owned portfolio company of American Capital, will merge with and into IHAM, with IHAM remaining as the surviving entity as a wholly owned portfolio company of the Company.

        Additionally, on May 23, 2016, the Company entered into an agreement with Ares Capital Management, its investment adviser (the "Transaction Support Agreement") in connection with the American Capital Acquisition. Under the terms of the Transaction Support Agreement, the Company's investment adviser (i) provided approximately $275 of cash consideration, or $1.20 per share of American Capital common stock, paid to American Capital stockholders in accordance with the terms and conditions set forth in the Merger Agreement at closing and (ii) will waive, for each of the first 10 calendar quarters beginning with the second quarter of 2017, the lesser of (x) $10 of income based fees and (y) the amount of income based fees for such quarter, in each case, to the extent earned and payable by the Company in such quarter pursuant to and as calculated under the Company's investment advisory and management agreement.

        The American Capital Acquisition will be accounted for as an asset acquisition in accordance with the asset acquisition method of accounting as detailed in ASC 805-50, Business Combinations-Related Issues. The fair value of the merger consideration paid by the Company is allocated to the assets acquired and liabilities assumed based on their relative fair values as of the date of acquisition and will not give rise to goodwill. If the fair value of the net assets acquired exceeds the fair value of the merger consideration paid by the Company, then the Company would recognize a deemed contribution from Ares Capital Management in an amount up to the cash consideration to be paid by Ares Capital Management described above. If the fair value of the net assets acquired exceeds the fair value of the aggregate merger consideration paid by the Company and by Ares Capital Management, then the Company would recognize a purchase accounting gain. Alternatively, if the fair value of the net assets acquired is less than the fair value of the merger consideration paid by the Company, then the Company would recognize a purchase accounting loss.

17.   LITIGATION

        The Company is party to certain lawsuits in the normal course of business. In addition, Allied Capital was involved in various legal proceedings that the Company assumed in connection with the Allied Acquisition. Furthermore, third parties may try to seek to impose liability on the Company in connection with the Company's activities or the activities of its portfolio companies. While the outcome of any such legal proceedings cannot at this time be predicted with certainty, the Company does not expect that these legal proceedings will materially affect its business, financial condition or results of operations.

        On May 20, 2013, the Company was named as one of several defendants in an action (the Action) filed in the United States District Court for the Eastern District of Pennsylvania (the Pennsylvania Court) by the bankruptcy trustee of DSI Renal Holdings LLC and two related companies. On March 17, 2014, the Action was transferred to the United States District Court for the District of Delaware (the Delaware Court) pursuant to a motion filed by the defendants and granted by the Pennsylvania Court. On May 6, 2014, the Delaware Court referred the Action to the United States Bankruptcy Court for the District of Delaware. The complaint in the Action alleges, among other things, that each of the named defendants participated in a purported fraudulent transfer involving the restructuring of a subsidiary of DSI Renal Holdings LLC. Among other things, the complaint seeks, jointly and severally from all defendants, (1) damages of approximately $425, of which the complaint states the Company's individual share is approximately $117, and (2) punitive damages. The Company is currently unable to assess with any certainty whether it may have any exposure in the Action. The Company believes the plaintiff's claims are without merit and intends to vigorously defend itself in the Action.

18.   SUBSEQUENT EVENTS

        The Company's management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2016, except as disclosed below.

        On January 3, 2017, the Company completed the American Capital Acquisition in a cash and stock transaction, pursuant to the terms and conditions of the Merger Agreement. Pursuant to the Merger Agreement, American Capital shareholders received approximately $18.06 per share comprised of: (i) $14.41 per share from the Company consisting of approximately $6.48 per share of cash (including a make-up dividend in the amount of $0.07 per share) and 0.483 shares of the Company's common stock for each American Capital share at a value of $7.93 per American Capital share (based on the closing price per share of the Company's common stock on January 3, 2017), (ii) $2.45 per share of cash from American Capital's previously announced sale of American Capital Mortgage Management, LLC, and (iii) approximately $1.20 per share of cash as transaction support provided by Ares Capital Management LLC, the Company's investment adviser, acting solely on its own behalf. As of January 3, 2017, the transaction was valued at approximately $4.2 billion. In connection with the stock consideration, the Company issued approximately 112 million shares of its common stock to American Capital's then-existing stockholders (including outstanding in-the-money American Capital stock options), thereby resulting in the Company's then-existing stockholders owning approximately 73.7% of the combined company and then-existing American Capital stockholders owning approximately 26.3% of the combined company.

        In January 2017, the Company entered into an agreement to amend the Revolving Funding Facility that, among other things, (a) increased the commitments under the Revolving Funding Facility from $540 to $1.0 billion, (b) extended the reinvestment period from May 14, 2017 to January 3, 2019, (c) extended the stated maturity date from May 14, 2019 to January 3, 2022, (d) modified the interest rate charged on the Revolving Funding Facility from a rate based on LIBOR plus applicable spreads ranging from 2.25% to 2.50% or on a "base rate" (as defined in the agreements governing the Revolving Funding Facility) over applicable spreads ranging from 1.25% to 1.50%, in each case, determined monthly based on the composition of the borrowing base relative to outstanding borrowings under the Revolving Funding Facility, to a rate based on LIBOR plus 2.30% per annum or a "base rate" plus 1.30% per annum, (e) added a commitment termination premium in an amount equal to 1.00% for any commitment reduction prior to January 3, 2018 and 0.50% for any commitment reduction prior to July 3, 2018, and (f) modified certain loan portfolio concentration limits.

        In January 2017, the Company entered into an agreement to amend and restate the Revolving Credit Facility that, among other things, (a) added a term loan tranche in an amount equal to $383 with stated maturity dates equal to the extended stated maturity dates applicable to the extending revolving lenders, (b) extended the expiration of the revolving period for certain lenders electing to extend their commitments in an amount equal to $1.6 billion from May 4, 2020 to January 4, 2021, during which period the Company, subject to certain conditions, may make borrowings under the Revolving Credit Facility, (c) extended the stated maturity date for certain lenders electing to extend their revolving commitments in an amount equal to $1.6 billion from May 4, 2021 to January 4, 2022, (d) permitted certain lenders who previously elected not to extend their commitments in an amount equal to $45 to remain subject to the revolving period and stated maturity in respect of their non-extending commitments applicable to such lenders in the existing revolver, and (e) permitted certain lenders electing not to extend their commitments in an amount equal to $75 to remain subject to the revolving period and stated maturity in the Revolving Credit Facility prior to this amendment in respect of their non-extending commitments.The total size of the Revolving Credit Facility is $2.1 billion following the amendment and restatement thereof. The Revolving Credit Facility includes an "accordion" feature that allows the Company, under certain circumstances, to increase the size of the facility by an amount up to $1.0 billion.

        In January 2017, the Company issued $350 aggregate principal amount of unsecured convertible notes that mature on February 1, 2022 (the "2022 Convertible Notes"), unless previously converted or repurchased in accordance with their terms. The Company does not have the right to redeem the 2022 Convertible Notes prior to maturity. In February 2017, the initial purchasers of the 2022 Convertible Notes exercised their option to purchase an additional $38 aggregate principal amount of the 2022 Convertible Notes bringing the total aggregate principal amount outstanding of the 2022 Convertible Notes to $388. The 2022 Convertible Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2017. In certain circumstances, the 2022 Convertible Notes will be convertible into cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at its election, at an initial conversion rate of 51.5756 shares of common stock per one thousand dollar principal amount of the 2022 Convertible Notes, which was equivalent to an initial conversion price of approximately $19.39 per share of the Company's common stock, subject to customary anti-dilution adjustments. The initial conversion price was approximately 15% above the $16.86 per share closing price of the Company's common stock on January 23, 2017.

        In February 2017, the Company's board of directors authorized an amendment to its stock repurchase program to (a) increase the total authorization under the program from $100 to $300 and (b) extend the expiration date of the program from February 28, 2017 to February 28, 2018. Under the stock repurchase program, the Company may repurchase up to $300 in the aggregate of its outstanding common stock in the open market at a price per share that meets certain thresholds below its net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARES CAPITAL CORPORATION
By:	/s/ R. KIPP DEVEER R. Kipp deVeer Chief Executive Officer and Director Date: February 22, 2017

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ R. KIPP DEVEER R. Kipp deVeer Chief Executive Officer (principal executive officer) and Director Date: February 22, 2017
By:	/s/ PENNI F. ROLL Penni F. Roll Chief Financial Officer (principal financial officer) Date: February 22, 2017
By:	/s/ SCOTT C. LEM Scott C. Lem Chief Accounting Officer (principal accounting officer) Date: February 22, 2017
By:	/s/ MICHAEL J AROUGHETI Michael J Arougheti Director Date: February 22, 2017
By:	/s/ STEVE BARTLETT Steve Bartlett Director Date: February 22, 2017
By:	/s/ ANN TORRE BATES Ann Torre Bates Director Date: February 22, 2017
By:	/s/ STEVEN B. MCKEEVER Steven B. McKeever Director Date: February 22, 2017

By:	/s/ DANIEL KELLY, JR. Daniel Kelly, Jr. Director Date: February 22, 2017
By:	/s/ ROBERT L. ROSEN Robert L. Rosen Director Date: February 22, 2017
By:	/s/ BENNETT ROSENTHAL Bennett Rosenthal Director Date: February 22, 2017
By:	/s/ ERIC B. SIEGEL Eric B. Siegel Director Date: February 22, 2017