Form 10-Q
period 2017-03-31
ARES CAPITAL CORP
filed 2017-05-03
CIK 1287750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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
____________________________________________________________________
N/A
(Former name, former address and former fiscal year, if changed since last report)
_____________________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2017
Common stock, $0.001 par value	426,299,165

ARES CAPITAL CORPORATION

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions, except per share data)

	As of
	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliate company investments	$7,534	$5,940
Non-controlled affiliate company investments	210	185
Controlled affiliate company investments	3,663	2,695
Total investments at fair value (amortized cost of $11,602 and $9,034, respectively)	11,407	8,820
Cash and cash equivalents	247	223
Interest receivable	128	112
Receivable for open trades	75	29
Other assets	133	61
Total assets	$11,990	$9,245
LIABILITIES
Debt	$4,585	$3,874
Base management fees payable	39	34
Income based fees payable	32	32
Capital gains incentive fees payable	54	38
Accounts payable and other liabilities	195	58
Interest and facility fees payable	42	44
Payable for open trades	8	—
Total liabilities	4,955	4,080
Commitments and contingencies (Note 7)
STOCKHOLDERS' EQUITY
Common stock, par value $0.001 per share, 500 common shares authorized; 426 and 314 common shares issued and outstanding, respectively	—	—
Capital in excess of par value	7,206	5,292
Accumulated undistributed (overdistributed) net investment income	(31)	37
Accumulated net realized gains on investments, foreign currency transactions, extinguishment of debt and other assets	59	57
Net unrealized losses on investments, foreign currency and other transactions	(199)	(221)
Total stockholders' equity	7,035	5,165
Total liabilities and stockholders' equity	$11,990	$9,245
NET ASSETS PER SHARE	$16.50	$16.45

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2017	2016
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest income from investments	$168	$140
Capital structuring service fees	12	15
Dividend income	6	6
Other income	4	4
Total investment income from non-controlled/non-affiliate company investments	190	165
From non-controlled affiliate company investments:
Interest income from investments	4	4
Total investment income from non-controlled affiliate company investments	4	4
From controlled affiliate company investments:
Interest income from investments	59	63
Capital structuring service fees	—	1
Dividend income	18	10
Management and other fees	3	5
Other income	1	—
Total investment income from controlled affiliate company investments	81	79
Total investment income	275	248
EXPENSES:
Interest and credit facility fees	55	50
Base management fees	39	35
Income based fees	32	29
Capital gain incentive fees	16	4
Administrative fees	3	4
Professional fees and other costs related to the American Capital Acquisition	26	1
Other general and administrative	8	7
Total expenses	179	130
NET INVESTMENT INCOME BEFORE INCOME TAXES	96	118
Income tax expense, including excise tax	2	5
NET INVESTMENT INCOME	94	113
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS, FOREIGN CURRENCY AND OTHER TRANSACTIONS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	6	19
Controlled affiliate company investments	7	6
Foreign currency and other transactions	(11)	2
Net realized gains	2	27
Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	(14)	(21)
Non-controlled affiliate company investments	1	10
Controlled affiliate company investments	31	6
Foreign currency and other transactions	4	(3)
Net unrealized gains (losses)	22	(8)
Net realized and unrealized gains from investments, foreign currency and other transactions	24	19
NET INCREASE IN STOCKHOLDERS' EQUITY RESULTING FROM OPERATIONS	$118	$132
BASIC AND DILUTED EARNINGS PER COMMON SHARE (see Note 10)	$0.28	$0.42
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING (see Note 10)	422	314

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Investment Funds and Vehicles
ACAS CLO 2007-1, Ltd. (8)(9)(10)	Investment vehicle	Subordinated notes ($25.9 par due 4/2021)		1/3/2017	—	—
ACAS Equity Holdings Corporation (8)(10)	Investment company	Common stock (589 shares)		1/3/2017	0.5	0.4
Ares IIIR/IVR CLO Ltd. (9)(10)	Investment vehicle	Subordinated notes ($20.0 par due 4/2021)	10.80%	1/3/2017	5.7	5.4
Babson CLO Ltd. 2006-II (9)(10)	Investment vehicle	Income notes ($15.0 par due 10/2020)		1/3/2017	—	—
Babson CLO Ltd. 2013-II (9)(10)	Investment vehicle	Income notes ($5.0 par due 1/2025)	10.00%	1/3/2017	3.1	3.1
Babson CLO Ltd. 2014-I (9)(10)	Investment vehicle	Subordinated notes ($8.5 par due 7/2025)	13.20%	1/3/2017	4.7	5.1
Babson CLO Ltd. 2014-II (9)(10)	Investment vehicle	Subordinated notes ($25.0 par due 10/2026)	19.00%	1/3/2017	12.9	14.3
Blue Hill CLO, Ltd. (9)(10)	Investment vehicle	Subordinated notes ($23.1 par due 11/2023)	16.00%	1/3/2017	7.7	8.2
		Subordinated notes ($0.3 par due 1/2026)	44.70%	1/3/2017	—	0.1
					7.7	8.3
Blue Wolf Capital Fund II, L.P. (9)(10)	Investment partnership	Limited partnership interest (8.50% interest)		1/3/2017	8.0	8.1
Carlyle Global Market Strategies CLO 2015-3, Ltd. (9)(10)	Investment vehicle	Subordinated notes ($24.6 par due 7/2028)	11.60%	1/3/2017	20.0	19.5
Carlyle Global Market Strategies CLO 2013-3, Ltd. (9)(10)	Investment vehicle	Subordinated notes ($5.0 par due 7/2025)	12.50%	1/3/2017	2.8	2.6
Cent CDO 12 Limited (9)(10)	Investment vehicle	Income notes ($26.4 par due 11/2020)	10.00%	1/3/2017	27.3	26.4
Cent CLO 22 Limited (9)(10)	Investment vehicle	Subordinated notes ($45.4 par due 11/2026)	10.30%	1/3/2017	25.2	23.4
Cent CLO 24 Limited (9)(10)	Investment vehicle	Subordinated notes ($28.0 par due 10/2026)	10.30%	1/3/2017	22.0	21.4
Centurion CDO 8 Limited (9)(10)	Investment vehicle	Subordinated notes ($5.0 par due 3/2019)		1/3/2017	—	—
CoLTs 2005-1 Ltd. (8)(9)(10)	Investment vehicle	Preferred shares (360 shares)		1/3/2017	—	—
CoLTs 2005-2 Ltd. (8)(9)(10)	Investment vehicle	Preferred shares (34,170,000 shares)		1/3/2017	—	—
CREST Exeter Street Solar 2004-1 (9)(10)	Investment vehicle	Preferred shares (3,500,000 shares)		1/3/2017	—	—
Eaton Vance CDO X plc (9)(10)	Investment vehicle	Subordinated notes ($15.0 par due 2/2027)	11.30%	1/3/2017	4.7	5.6
European Capital UK SME Debt LP (8)(9)(10)(26)	Investment partnership	Limited partnership interest (45% interest)		1/3/2017	28.1	30.5
Flagship CLO V (9)(10)	Investment vehicle	Subordinated securities (15,000 shares)		1/3/2017	—	—
GoldenTree Loan Opportunities VII, Limited (9)(10)	Investment vehicle	Subordinated notes ($35.3 par due 4/2025)	11.50%	1/3/2017	21.6	21.6
Halcyon Loan Advisors Funding 2014-1 Ltd. (9)(10)	Investment vehicle	Subordinated notes ($1.3 par due 4/2026)	19.00%	1/3/2017	0.5	0.5
Halcyon Loan Advisors Funding 2015-2, Ltd. (9)(10)	Investment vehicle	Subordinated notes ($21.7 par due 7/2027)	14.80%	1/3/2017	15.4	14.5
HCI Equity, LLC (8)(9)(10)	Investment company	Member interest (100.00% interest)		4/1/2010	—	0.1
Herbert Park B.V. (9)(10)	Investment vehicle	Subordinated notes ($24.0 par due 10/2026)	13.80%	1/3/2017	19.8	19.7
Imperial Capital Private Opportunities, LP (10)	Investment partnership	Limited partnership interest (80.00% interest)		5/10/2007	4.1	16.4	(2)
LightPoint CLO VII, Ltd. (9)(10)	Investment vehicle	Subordinated notes ($9.0 par due 5/2021)		1/3/2017	—	—
Montgomery Lane, LLC and Montgomery Lane, Ltd. (8)(9)(10)	Investment company	Common stock (100 shares)		1/3/2017	2.0	3.7
		Common stock (50,000 shares)		1/3/2017	—	—
					2.0	3.7
NYLIM Flatiron CLO 2006-1 LTD. (9)(10)	Investment vehicle	Subordinated securities (10,000 shares)		1/3/2017	—	—

As of March 31, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Octagon Investment Partners XVIII, Ltd. (9)(10)	Investment vehicle	Subordinated notes ($16.4 par due 12/2024)	13.30%	1/3/2017	7.4	8.1
Octagon Investment Partners XIX, Ltd. (9)(10)	Investment vehicle	Subordinated notes ($25.0 par due 4/2026)	11.50%	1/3/2017	11.9	11.6
OHA Credit Partners XI, Ltd. (9)(10)	Investment vehicle	Subordinated notes ($17.8 par due 10/2028)	11.70%	1/3/2017	14.8	14.3
Partnership Capital Growth Fund I, L.P. (10)	Investment partnership	Limited partnership interest (25.00% interest)		6/16/2006	—	0.1	(2)
Partnership Capital Growth Investors III, L.P. (10)(26)	Investment partnership	Limited partnership interest (2.50% interest)		10/5/2011	2.5	3.5	(2)
PCG-Ares Sidecar Investment II, L.P. (10)(26)	Investment partnership	Limited partnership interest (100.00% interest)		10/31/2014	7.5	12.8	(2)
PCG-Ares Sidecar Investment, L.P. (10)(26)	Investment partnership	Limited partnership interest (100.00% interest)		5/22/2014	4.1	4.1	(2)
Piper Jaffray Merchant Banking Fund I, L.P. (10)(26)	Investment partnership	Limited partnership interest (2.00% interest)		8/16/2012	1.6	1.5
Qualium Investissement (9)(10)	Investment company	Class A common stock (99,000 shares)		1/3/2017	7.3	7.0
		Class B common stock (100,000 shares)		1/3/2017	0.1	0.1
		Class C common stock (48,939 shares)		1/3/2017	0.1	—
					7.5	7.1
Sapphire Valley CDO I, Ltd. (9)(10)	Investment vehicle	Subordinated notes ($14.0 par due 12/2022)		1/3/2017	—	—
Senior Direct Lending Program, LLC (8)(10)(28)	Co-investment vehicle	Subordinated certificates ($269.2 par due 12/2036)	9.15% (Libor + 8.00%/Q)(22)	7/27/2016	269.2	269.2
		Member interest (87.50% interest)		7/27/2016	—	—
					269.2	269.2
Senior Secured Loan Fund LLC (8)(11)(27)	Co-investment vehicle	Subordinated certificates ($2,004.0 par due 12/2024)	6.50% (21)	10/30/2009	1,938.4	1,919.1
		Member interest (87.50% interest)		10/30/2009	—	—
					1,938.4	1,919.1
Vitesse CLO, Ltd. (9)(10)	Investment vehicle	Preferred shares (20,000,000 shares)		1/3/2017	—	—
Voya CLO 2014-4, Ltd. (9)(10)	Investment vehicle	Subordinated notes ($26.7 par due 10/2026)	12.50%	1/3/2017	18.1	17.2
VSC Investors LLC (10)	Investment company	Membership interest (1.95% interest)		1/24/2008	0.3	1.3	(2)
					2,519.4	2,520.5		35.89%
Business Services
Accruent, LLC and Athena Parent, Inc. (25)	Real estate and facilities management software provider	First lien senior secured revolving loan ($0.2 par due 5/2022)	8.25% (Base Rate + 4.25%/Q)	5/16/2016	0.2	0.2	(2)(20)
		Second lien senior secured loan ($53.0 par due 11/2022)	10.79% (Libor + 9.75%/Q)	9/19/2016	53.0	53.0	(2)(20)
		Series A preferred stock (778 shares)		9/19/2016	0.8	0.7	(2)
		Common stock (3,000 shares)		5/16/2016	3.0	2.9	(2)
					57.0	56.8
Acrisure, LLC, Acrisure Investors FO, LLC and Acrisure Investors SO, LLC	Retail insurance advisor and brokerage	Second lien senior secured loan ($9.7 par due 11/2024)	10.40% (Libor + 9.25%/Q)	11/22/2016	9.7	9.7	(2)(20)
		Second lien senior secured loan ($88.6 par due 11/2024)	10.25% (Libor + 9.25%/Q)	11/22/2016	88.6	88.6	(2)(20)
		Membership interests (8,502,697 units)		11/18/2016	9.7	9.7	(2)
		Membership interests (2,125,674 units)		11/18/2016	2.4	2.4	(2)
					110.4	110.4
BeyondTrust Software, Inc. (25)	Management software solutions provider	First lien senior secured loan ($29.5 par due 9/2019)	8.00% (Libor + 7.00%/Q)	1/3/2017	29.1	29.2	(3)(20)

As of March 31, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
BluePay Processing, LLC	Payment processing solutions provider	Second lien senior secured loan ($32.8 par due 8/2022)	9.54% (Libor + 8.50%/Q)	1/3/2017	32.8	32.8	(2)(20)
Brandtone Holdings Limited (9)	Mobile communications and marketing services provider	First lien senior secured loan ($4.7 par due 11/2018)		5/11/2015	4.5	—	(2)(19)
		First lien senior secured loan ($3.1 par due 2/2019)		5/11/2015	2.9	—	(2)(19)
		Warrant to purchase up to 184,003 units of participating convertible preferred shares (expires 8/2026)		5/11/2015	—	—	(2)
					7.4	—
CallMiner, Inc.	Provider of cloud-based conversational analytics solutions	Second lien senior secured loan ($1.7 par due 5/2018)	10.55% (Libor + 9.50%/M)	7/23/2014	1.7	1.7	(2)(20)
		Second lien senior secured loan ($1.0 par due 8/2018)	10.55% (Libor + 9.50%/M)	7/23/2014	1.0	1.0	(2)(20)
		Warrant to purchase up to 2,350,636 shares of Series 1 preferred stock (expires 7/2024)		7/23/2014	—	—	(2)
					2.7	2.7
Cast & Crew Payroll, LLC	Payroll and accounting services provider to the entertainment industry	Second lien senior secured loan ($26.7 par due 8/2023)	8.90% (Libor + 7.75%/Q)	1/3/2017	26.7	26.7	(2)(20)
CIBT Investment Holdings, LLC	Expedited travel document processing services	Class A shares (2,500 shares)		12/15/2011	2.5	6.4	(2)
Clearwater Analytics, LLC (25)	Provider of integrated cloud-based investment portfolio management, accounting, reporting and analytics software	First lien senior secured revolving loan ($1.2 par due 9/2022)	8.50% (Libor + 7.50%/Q)	9/1/2016	1.2	1.2	(2)(20)
CMW Parent LLC (fka Black Arrow, Inc.)	Multiplatform media firm	Series A units (32 units)		9/11/2015	—	—	(2)
Columbo Midco Limited, Columbo Bidco Limited and Columbo Topco Limited (8)(9)	Compliance, accounting and tax consulting services provider	Preferred stock (34,028,135 shares)		1/3/2017	2.3	2.6
		Preferred stock (17,653,253 shares)		1/3/2017	21.6	22.1
		Preferred stock (3,232,666 shares)		1/3/2017	4.0	4.1
					27.9	28.8
Command Alkon, Incorporated and CA Note Issuer, LLC	Software solutions provider to the ready-mix concrete industry	Second lien senior secured loan ($10.0 par due 8/2020)	9.25% (Libor + 8.25%/Q)	9/28/2012	10.0	10.0	(2)(20)
		Second lien senior secured loan ($11.5 par due 8/2020)	9.25% (Libor + 8.25%/Q)	9/28/2012	11.5	11.5	(2)(20)
		Second lien senior secured loan ($26.5 par due 8/2020)	9.25% (Libor + 8.25%/Q)	9/28/2012	26.5	26.5	(2)(20)
		Senior subordinated loan ($24.2 par due 8/2021)	14.00% PIK	8/8/2014	24.2	24.2	(2)
					72.2	72.2
Compusearch Software Systems, Inc.	Provider of enterprise software and services for organizations in the public sector	Second lien senior secured loan ($51.0 par due 11/2021)	9.78% (Libor + 8.75%/Q)	1/3/2017	51.0	51.0	(2)(20)
Compuware Parent, LLC	Web and mobile cloud performance testing and monitoring services provider	Class A-1 common stock (4,132 units)		12/15/2014	2.3	1.8	(2)
		Class B-1 common stock (4,132 units)		12/15/2014	0.5	0.4	(2)
		Class C-1 common stock (4,132 units)		12/15/2014	0.3	0.2	(2)
		Class A-2 common stock (4,132 units)		12/15/2014	—	—	(2)
		Class B-2 common stock (4,132 units)		12/15/2014	—	—	(2)

As of March 31, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Class C-2 common stock (4,132 units)		12/15/2014	—	—	(2)
					3.1	2.4
Convergint Technologies LLC	Integrated services provider for security, fire and life safety	Second lien senior secured loan ($8.0 par due 12/2017)	9.82% (Libor + 8.50%/Q)	1/3/2017	8.0	8.0	(2)(20)
		Second lien senior secured loan ($11.0 par due 12/2017)	9.92% (Libor + 8.50%/Q)	1/3/2017	11.0	11.0	(2)(20)
		Second lien senior secured loan ($75.0 par due 12/2020)	9.32% (Libor + 8.00%/Q)	1/3/2017	75.0	75.0	(2)(20)
					94.0	94.0
Datapipe, Inc.	Data center provider	Second lien senior secured loan ($29.5 par due 9/2019)	9.00% (Libor + 8.00%/Q)	1/3/2017	28.4	28.6	(2)(20)
Directworks, Inc. and Co-Exprise Holdings, Inc.	Provider of cloud-based software solutions for direct materials sourcing and supplier management for manufacturers	First lien senior secured loan ($1.9 par due 4/2018)	10.34% (Libor + 9.25%/M)	12/19/2014	1.9	1.7	(2)(20)
		Warrant to purchase up to 1,875,000 shares of Series 1 preferred stock (expires 12/2024)		12/19/2014	—	—	(2)
					1.9	1.7
DTI Holdco, Inc. and OPE DTI Holdings, Inc. (25)	Provider of legal process outsourcing and managed services	First lien senior secured loan ($4.1 par due 9/2023)	6.29% (Libor + 5.25%/Q)	9/23/2016	4.1	4.1	(2)(20)
		Class A common stock (7,500 shares)		8/19/2014	7.5	6.8	(2)
		Class B common stock (7,500 shares)		8/19/2014	—	—	(2)
					11.6	10.9
Faction Holdings, Inc. and The Faction Group LLC (fka PeakColo Holdings, Inc.) (25)	Wholesaler of cloud-based software applications and services	First lien senior secured loan ($8.0 par due 1/2021)	10.26% (Libor + 9.25%/Q)	1/6/2017	8.0	7.8	(2)(20)
		Warrant to purchase up to 5,185 shares of Series A preferred stock (expires 1/2027)		1/6/2017	—	0.2	(2)
		Warrant to purchase up to 1,481 shares of Series A preferred stock (expires 12/2025)		12/3/2015	—	0.1	(2)
		Warrant to purchase up to 2,037 shares of Series A preferred stock (expires 11/2024)		11/3/2014	0.1	0.1	(2)
					8.1	8.2
First Insight, Inc.	Software company providing merchandising and pricing solutions to companies worldwide	Warrant to purchase up to 122,827 units of Series C preferred stock (expires 3/2024)		3/20/2014	—	—	(2)
Flexera Software LLC	Provider of software and software applications that manages application usage, compliance and security risk	Second lien senior secured loan ($5.0 par due 4/2021)	8.00% (Libor + 7.00%/Q)	1/3/2017	4.8	4.9	(2)(20)
GTCR Valor Companies, Inc.	Public relations software as service provider	Second lien senior secured loan ($100.0 par due 6/2024)	10.52% (Libor + 9.50%/Q)	1/3/2017	98.1	100.0	(2)(20)
IfByPhone Inc.	Voice-based marketing automation software provider	Warrant to purchase up to 124,300 shares of Series C preferred stock (expires 10/2022)		10/15/2012	0.1	0.1	(2)
Infogix, Inc. and Infogix Parent Corporation	Enterprise data analytics and integrity software solutions provider	First lien senior secured loan ($89.8 par due 12/2021)	7.90% (Libor + 6.75%/Q)	1/3/2017	89.8	89.8	(2)(17)(20)
		Series A preferred stock (2,475 shares)		1/3/2017	2.5	2.7
		Common stock (1,297,768 shares)		1/3/2017	—	1.3

As of March 31, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					92.3	93.8
Inmar, Inc.	Technology-driven solutions provider for retailers, wholesalers and manufacturers	Second lien senior secured loan ($20.0 par due 1/2022)	8.15% (Libor + 7.00%/Q)	1/3/2017	20.0	20.0	(2)(20)
Interactions Corporation	Developer of a speech recognition software based customer interaction system	Second lien senior secured loan ($5.9 par due 3/2021)	9.85% (Libor + 8.85%/M)	6/16/2015	5.7	5.9	(2)(18)(20)
		Second lien senior secured loan ($19.1 par due 3/2021)	9.85% (Libor + 8.85%/M)	6/16/2015	18.9	19.2	(5)(18)(20)
		Warrant to purchase up to 68,187 shares of Series G-3 convertible preferred stock (expires 6/2022)		6/16/2015	0.3	0.3	(2)
					24.9	25.4
iParadigms Holdings, LLC	Anti-plagiarism software provider to the education market	Second lien senior secured loan ($39.5 par due 7/2022)	8.40% (Libor + 7.25%/Q)	1/3/2017	38.7	38.7	(2)(20)
iPipeline, Inc., Internet Pipeline, Inc. and iPipeline Holdings, Inc. (25)	Provider of SaaS-based software solutions to the insurance and financial services industry	First lien senior secured loan ($46.8 par due 8/2022)	8.25% (Libor + 7.25%/Q)	8/4/2015	46.8	46.8	(3)(20)
		First lien senior secured loan ($14.8 par due 8/2022)	8.25% (Libor + 7.25%/Q)	8/4/2015	14.8	14.8	(4)(20)
		Preferred stock (1,485 shares)		8/4/2015	1.5	3.1	(2)
		Common stock (647,542 shares)		8/4/2015	—	—	(2)
					63.1	64.7
IQMS	Provider of enterprise resource planning and manufacturing execution software for small and midsized manufacturers	First lien senior secured loan ($37.8 par due 3/2022)	9.25% (Libor + 8.25%/Q)	3/28/2017	37.8	37.8	(2)(20)
Iron Bow Technologies, LLC	Provider and value added reseller of information technology products and solutions	Second lien senior secured loan ($15.4 par due 2/2021)	12.53% (Libor + 11.75%/Q)	1/3/2017	15.4	15.4	(2)(20)
IronPlanet, Inc.	Online auction platform provider for used heavy equipment	Warrant to purchase to up to 133,333 shares of Series C preferred stock (expires 9/2023)		9/24/2013	0.2	0.4	(2)
Itel Laboratories, Inc. (25)	Data services provider for building materials to property insurance industry	Preferred units (1,798,391 units)		6/29/2012	1.0	1.4	(2)
LLSC Holdings Corporation (dba Lawrence Merchandising Services) (8)	Marketing services provider	Series A preferred stock (9,000 shares)		1/3/2017	19.2	19.6
		Common stock (1,000 shares)		1/3/2017	—	—
		Warrant to purchase up to 675 shares of common stock (expires 9/2017)		1/3/2017	—	—
					19.2	19.6
Market Track Holdings, LLC	Business media consulting services company	Preferred stock (1,685 shares)		12/13/2013	2.2	2.7
		Common stock (16,251 shares)		12/13/2013	2.2	5.1
					4.4	7.8
Maximus Holdings, LLC	Provider of software simulation tools and related services	Warrant to purchase up to 1,050,013 shares of common stock (expires 10/2019)		12/13/2013	—	2.4
Miles 33 (Finance) Limited (8)(9)	Software provider to the regional media industry and magazines	First lien senior secured loan ($2.2 par due 9/2018)	6.76% (Libor + 6.50%/Q)	1/3/2017	2.1	2.2
		First lien senior secured loan ($3.7 par due 9/2018)	6.76% (Libor + 6.50%/Q)	1/3/2017	3.6	3.7
		Senior subordinated loan ($15.7 par due 9/2021)	4.76% (Libor + 4.50%/Q)	1/3/2017	9.5	9.8
		Preferred stock (19,500,000 shares)		1/3/2017	—	—

As of March 31, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Preferred stock (900,000 shares)		1/3/2017	—	—
		Common stock (600,000 shares)		1/3/2017	—	—
					15.2	15.7
Ministry Brands, LLC and MB Parent HoldCo, L.P. (25)	Software and payment services provider to faith-based institutions	First lien senior secured revolving loan ($3.8 par due 12/2022)	6.00% (Libor + 5.00%/Q)	12/2/2016	3.8	3.8	(2)(20)
		Second lien senior secured loan ($16.6 par due 6/2023)	10.25% (Libor + 9.25%/Q)	12/2/2016	16.6	16.6	(2)(20)
		Second lien senior secured loan ($90.0 par due 6/2023)	10.25% (Libor + 9.25%/Q)	12/2/2016	89.2	90.0	(2)(20)
		Class A units (500,000 units)		12/2/2016	5.0	5.4	(2)
					114.6	115.8
Mitchell International, Inc.	Provider of mission-critical software and solutions to the property and casualty claims industry	Second lien senior secured loan ($17.0 par due 10/2021)	8.54% (Libor + 7.50%/Q)	1/3/2017	17.0	17.0	(2)(20)
MVL Group, Inc. (8)	Marketing research provider	Senior subordinated loan ($0.5 par due 7/2017)		4/1/2010	0.2	0.2	(2)(19)
		Common stock (560,716 shares)		4/1/2010	—	—	(2)
					0.2	0.2
NAS, LLC, Nationwide Marketing Group, LLC and Nationwide Administrative Services, Inc.	Buying and marketing services organization for appliance, furniture and consumer electronics dealers	Second lien senior secured loan ($24.1 par due 12/2021)	9.75% (Libor + 8.75%/Q)	6/1/2015	24.1	23.4	(2)(20)
Novetta Solutions, LLC	Provider of advanced analytics solutions for the government, defense and commercial industries	First lien senior secured loan ($12.8 par due 10/2022)	6.15% (Libor + 5.00%/Q)	1/3/2017	12.3	12.3	(2)(20)
		Second lien senior secured loan ($31.0 par due 10/2023)	9.65% (Libor + 8.50%/Q)	1/3/2017	28.3	28.2	(2)(20)
					40.6	40.5
Park Place Technologies, LLC	Provider of third party hardware maintenance and support services for IT data centers	Second lien senior secured loan ($41.5 par due 12/2022)	10.11% (Libor + 9.00%/Q)	1/3/2017	41.5	41.5	(2)(20)
PayNearMe, Inc.	Electronic cash payment system provider	First lien senior secured loan ($10.0 par due 9/2019)	9.50% (Libor + 8.50%/M)	3/11/2016	9.6	10.0	(5)(20)
		Warrant to purchase up to 195,726 shares of Series E preferred stock (expires 3/2023)		3/11/2016	0.2	—	(5)
					9.8	10.0
Pegasus Intermediate Holdings, LLC (25)	Plant maintenance and scheduling process software provider	First lien senior secured loan ($1.3 par due 11/2022)	7.25% (Libor + 6.25%/Q)	11/7/2016	1.3	1.3	(2)(20)
PHNTM Holdings, Inc. and Planview Parent, Inc.	Provider of project and portfolio management software	First lien senior secured loan ($36.9 par due 1/2023)	6.25% (Libor + 5.25%/Q)	1/27/2017	36.2	36.9	(2)(20)
		Second lien senior secured loan ($62.0 par due 7/2023)	10.75% (Libor + 9.75%/Q)	1/27/2017	61.1	62.0	(2)(20)
		Class A common shares (990 shares)		1/27/2017	1.0	1.0	(2)
		Class B common shares (168,329 shares)		1/27/2017	—	—	(2)
					98.3	99.9
Pillar Processing LLC and PHL Investors, Inc. (8)	Mortgage services	Class A common stock (576 shares)		7/31/2012	3.8	—	(2)
Poplicus Incorporated	Business intelligence and market analytics platform for companies that sell to the public sector	First lien senior secured loan ($5.4 par due 1/2018)		6/25/2015	4.7	2.9	(5)(19)
		Warrant to purchase up to 2,402,991 shares of Series C preferred stock (expires 6/2025)		6/25/2015	0.1	—	(5)
					4.8	2.9

As of March 31, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
PowerPlan, Inc. and Project Torque Ultimate Parent Corporation	Fixed asset financial management software provider	Second lien senior secured loan ($30.0 par due 2/2023)	10.00% (Libor + 9.00%/Q)	2/23/2015	29.8	30.0	(2)(20)
		Second lien senior secured loan ($50.0 par due 2/2023)	10.00% (Libor + 9.00%/Q)	2/23/2015	49.6	50.0	(3)(20)
		Class A common stock (1,980 shares)		2/23/2015	2.0	3.1	(2)
		Class B common stock (989,011 shares)		2/23/2015	—	—	(2)
					81.4	83.1
Powersport Auctioneer Holdings, LLC	Powersport vehicle auction operator	Common units (1,972 units)		3/2/2012	1.0	1.1	(2)
Professional Datasolutions, Inc. (25)	Provider of enterprise management software for the convenience retail and petroleum wholesale markets	First lien senior secured loan ($9.4 par due 5/2022)	6.50% (Libor + 5.50%/Q)	3/30/2017	9.4	9.4	(2)(20)
Project Alpha Intermediate Holding, Inc. and Qlik Parent, Inc.	Provider of data visualization software for data analytics	First lien senior secured loan ($50.2 par due 8/2022)	9.25% (Libor + 8.25%/Q)	8/22/2016	49.6	50.2	(2)(20)
		First lien senior secured loan ($59.7 par due 8/2022)	9.25% (Libor + 8.25%/Q)	8/22/2016	58.9	59.7	(3)(20)
		First lien senior secured loan ($19.9 par due 8/2022)	9.25% (Libor + 8.25%/Q)	8/22/2016	19.6	19.9	(4)(20)
		Class A common shares (7,445 shares)		8/22/2016	7.4	—	(2)
		Class B common shares (1,841,609 shares)		8/22/2016	0.1	10.6	(2)
					135.6	140.4
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	0.3	0.2	(2)
Rocket Fuel Inc.	Provider of open and integrated software for digital marketing optimization	Common stock (11,405 units)		9/9/2014	—	—	(2)
Shift PPC LLC (25)	Digital solutions provider	First lien senior secured loan ($10.2 par due 12/2021)	7.00% (Libor + 6.00%/Q)	12/22/2016	10.2	10.2	(2)(20)
Sonian Inc.	Cloud-based email archiving platform	First lien senior secured loan ($7.5 par due 6/2020)	9.08% (Libor + 7.65%/M)	9/9/2015	7.4	7.5	(5)(18)(20)
		Warrant to purchase up to 169,045 shares of Series C preferred stock (expires 9/2022)		9/9/2015	0.1	0.1	(5)
					7.5	7.6
Sparta Systems, Inc. and Project Silverback Holdings Corp.	Provider of quality management software	First lien senior secured loan ($3.9 par due 7/2020)	6.65% (Libor + 5.50%/Q)	1/3/2017	3.9	3.9	(3)(20)
		First lien senior secured loan ($20.0 par due 7/2020)	6.65% (Libor + 5.50%/Q)	1/3/2017	20.0	20.0	(4)(20)
		Series A preferred stock (743 shares)		1/3/2017	0.9	0.9
		Class B common stock (308,224 shares)		1/3/2017	0.9	0.9
					25.7	25.7
Talari Networks, Inc.	Networking equipment provider	First lien senior secured loan ($6.0 par due 12/2018)	9.78% (Libor + 8.75%/M)	8/3/2015	5.9	6.0	(5)(20)
		Warrant to purchase up to 421,052 shares of Series D-1 preferred stock (expires 8/2022)		8/3/2015	0.1	0.1	(5)
					6.0	6.1
The Gordian Group, LLC (25)	Construction software and service provider	First lien senior secured loan ($10.1 par due 7/2019)	6.03% (Libor + 5.00%/Q)	1/3/2017	9.9	9.9	(3)(20)
		First lien senior secured loan ($9.3 par due 7/2019)	6.05% (Libor + 5.00%/Q)	1/3/2017	9.2	9.2	(3)(20)
		First lien senior secured loan ($9.8 par due 7/2019)	6.15% (Libor + 5.00%/Q)	1/3/2017	9.6	9.6	(3)(20)
		First lien senior secured loan ($3.4 par due 7/2019)	6.03% (Libor + 5.00%/Q)	1/3/2017	3.3	3.3	(4)(20)
		First lien senior secured loan ($3.2 par due 7/2019)	6.05% (Libor + 5.00%/Q)	1/3/2017	3.1	3.1	(4)(20)

As of March 31, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($3.3 par due 7/2019)	6.15% (Libor + 5.00%/Q)	1/3/2017	3.2	3.2	(4)(20)
					38.3	38.3
The Greeley Company, Inc. and HCP Acquisition Holdings, LLC (8)	Healthcare compliance advisory services	Senior subordinated loan ($10.3 par due 3/2017)		3/5/2013	—	0.4	(2)(19)
		Class A units (14,293,110 units)		6/26/2008	12.8	—	(2)
					12.8	0.4
TraceLink, Inc.	Supply chain management software provider for the pharmaceutical industry	Warrant to purchase up to 283,353 shares of Series A-2 preferred stock (expires 1/2025)		1/2/2015	0.1	2.4	(2)
UL Holding Co., LLC (7)	Provider of collection and landfill avoidance solutions for food waste and unsold food products	Senior subordinated loan ($5.8 par due 5/2020)	10.00% PIK	4/30/2012	1.5	5.5	(2)
		Senior subordinated loan ($0.4 par due 5/2020)		4/30/2012	0.1	0.4	(2)
		Senior subordinated loan ($23.9 par due 5/2020)	10.00% PIK	4/30/2012	6.3	22.5	(2)
		Senior subordinated loan ($2.6 par due 5/2020)		4/30/2012	0.7	2.4	(2)
		Senior subordinated loan ($2.8 par due 5/2020)	10.00% PIK	4/30/2012	0.7	2.6	(2)
		Senior subordinated loan ($0.3 par due 5/2020)		4/30/2012	0.1	0.3	(2)
		Class A common units (533,351 units)		6/17/2011	5.0	—	(2)
		Class B-5 common units (272,834 units)		6/17/2011	2.5	—	(2)
		Class C common units (758,546 units)		4/25/2008	—	—	(2)
		Warrant to purchase up to 719,044 shares of Class A units		5/2/2014	—	—	(2)
		Warrant to purchase up to 28,663 shares of Class B-1 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 57,325 shares of Class B-2 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 29,645 shares of Class B-3 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 80,371 shares of Class B-5 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 59,655 shares of Class B-6 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 1,046,713 shares of Class C units		5/2/2014	—	—	(2)
					16.9	33.7
Velocity Holdings Corp.	Hosted enterprise resource planning application management services provider	Common units (1,713,546 units)		12/13/2013	4.5	2.5
VRC Companies, LLC (25)	Provider of records and information management services	First lien senior secured loan ($8.6 par due 3/2023)	7.92% (Libor + 6.50%/Q)	3/31/2017	8.6	8.6	(2)(20)
WorldPay Group PLC (9)	Payment processing company	C2 shares (73,974 shares)		10/21/2015	—	—
Zywave, Inc. (25)	Provider of software and technology-enabled content and analytical solutions to insurance brokers	Second lien senior secured loan ($27.0 par due 11/2023)	10.04% (Libor + 9.00%/Q)	11/17/2016	27.0	27.0	(2)(20)
					1,744.5	1,761.3		25.08%
Healthcare Services
Absolute Dental Management LLC and ADM Equity, LLC	Dental services provider	First lien senior secured loan ($18.8 par due 1/2022)	9.05% (Libor + 7.90%/Q)	1/5/2016	18.8	16.9	(3)(20)

As of March 31, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($5.0 par due 1/2022)	9.05% (Libor + 7.90%/Q)	1/5/2016	5.0	4.5	(4)(20)
		Class A preferred units (4,000,000 units)		1/5/2016	4.0	0.4	(2)
		Class A common units (4,000,000 units)		1/5/2016	—	—	(2)
					27.8	21.8
ADCS Billings Intermediate Holdings, LLC (25)	Dermatology practice	First lien senior secured revolving loan ($1.6 par due 5/2022)	8.75% (Base Rate + 4.75%/Q)	5/18/2016	1.6	1.6	(2)(20)(24)
ADG, LLC and RC IV GEDC Investor LLC (25)	Dental services provider	First lien senior secured revolving loan ($2.0 par due 9/2022)	5.75% (Libor + 4.75%/Q)	9/28/2016	2.0	2.0	(2)(20)
		Second lien senior secured loan ($87.5 par due 3/2024)	10.00% (Libor + 9.00%/Q)	9/28/2016	87.5	87.5	(2)(20)
		Membership units (3,000,000 units)		9/28/2016	3.0	2.8	(2)
					92.5	92.3
Alcami Holdings, LLC (8)(25)	Outsourced drug development services provider	First lien senior secured loan ($10.0 par due 10/2020)	6.50% (Libor + 5.50%/Q)	1/3/2017	10.0	10.0	(2)(20)
		First lien senior secured revolving loan ($21.6 par due 10/2019)	6.50% (Libor + 5.50%/Q)	1/3/2017	21.6	21.6	(2)(20)
		First lien senior secured loan ($96.4 par due 10/2020)	6.50% (Libor + 5.50%/Q)	1/3/2017	96.4	96.4	(3)(20)
		First lien senior secured loan ($0.2 par due 10/2020)	10.50% (Base Rate + 6.50%/Q)	1/3/2017	0.2	0.2	(3)(20)
		Senior subordinated loan ($32.4 par due 10/2020)	14.75%	1/3/2017	32.4	32.4	(2)
		Senior subordinated loan ($25.0 par due 10/2020)	12.25%	1/3/2017	25.0	25.0	(2)
		Senior subordinated loan ($30.0 par due 10/2020)	11.75%	1/3/2017	30.0	30.0	(2)
		Senior subordinated loan ($30.0 par due 10/2020)	12.00%	1/3/2017	30.0	30.0	(2)
		Senior subordinated loan ($32.6 par due 10/2020)		1/3/2017	18.4	19.2	(2)(19)
		Series R preferred membership units (30,000 units)		1/3/2017	—	—
		Series R-2 preferred membership units (54,936 units)		1/3/2017	—	—
					264.0	264.8
Alegeus Technologies Holdings Corp.	Benefits administration and transaction processing provider	Preferred stock (2,997 shares)		12/13/2013	3.1	2.5
		Common stock (3 shares)		12/13/2013	—	—
					3.1	2.5
Argon Medical Devices, Inc.	Manufacturer and marketer of single-use specialty medical devices	Second lien senior secured loan ($9.0 par due 6/2022)	10.50% (Libor + 9.50%/Q)	12/23/2015	8.8	9.0	(2)(20)
AwarePoint Corporation	Healthcare technology platform developer	First lien senior secured loan ($8.4 par due 6/2018)	11.55% (Libor + 10.50%/M)	9/5/2014	8.2	8.4	(2)(20)
		Warrant to purchase up to 3,213,367 shares of Series 1 preferred stock (expires 9/2024)		11/14/2014	—	0.6	(2)
					8.2	9.0
CCS Intermediate Holdings, LLC and CCS Group Holdings, LLC (25)	Correctional facility healthcare operator	First lien senior secured revolving loan ($3.8 par due 7/2019)	5.15% (Libor + 4.00%/Q)	7/23/2014	3.8	3.2	(2)(20)(24)
		First lien senior secured revolving loan ($1.6 par due 7/2019)	7.00% (Base Rate + 3.00%/Q)	7/23/2014	1.6	1.4	(2)(20)(24)
		First lien senior secured loan ($6.6 par due 7/2021)	5.15% (Libor + 4.00%/Q)	7/23/2014	6.5	5.6	(2)(20)

As of March 31, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Second lien senior secured loan ($135.0 par due 7/2022)	9.43% (Libor + 8.38%/Q)	7/23/2014	134.1	101.3	(2)(20)
		Class A units (1,000,000 units)		8/19/2010	—	0.4	(2)
					146.0	111.9
Correctional Medical Group Companies, Inc.	Correctional facility healthcare operator	First lien senior secured loan ($3.1 par due 9/2021)	9.38% (Libor + 8.38%/Q)	9/29/2015	3.1	3.1	(2)(20)
		First lien senior secured loan ($48.8 par due 9/2021)	9.38% (Libor + 8.38%/Q)	9/29/2015	48.8	48.8	(3)(20)
					51.9	51.9
CSHM LLC (8)	Dental services provider	Class A membership units (1,979 units)		1/3/2017	—	—
D4C Dental Brands HoldCo, Inc. and Bambino Group Holdings, LLC (25)	Dental services provider	Class A preferred units (1,000,000 units)		12/21/2016	1.0	1.0	(2)
DCA Investment Holding, LLC (25)	Multi-branded dental practice management	First lien senior secured revolving loan ($1.4 par due 7/2021)	8.25% (Base Rate + 4.25%/Q)	7/2/2015	1.4	1.4	(2)(20)(24)
		First lien senior secured loan ($18.8 par due 7/2021)	6.25% (Libor + 5.25%/Q)	7/2/2015	18.8	18.5	(4)(20)
					20.2	19.9
DNAnexus, Inc.	Bioinformatics company	First lien senior secured loan ($9.1 par due 10/2018)	9.25% (Libor + 8.25%/M)	3/21/2014	9.0	9.1	(2)(20)
		Warrant to purchase up to 909,092 units of Series C preferred stock (expires 3/2024)		3/21/2014	—	0.1	(2)
					9.0	9.2
Emerus Holdings, Inc. (25)	Freestanding 24-hour emergency care micro-hospitals operator	First lien senior secured loan ($2.3 par due 9/2021)	5.50% (Libor + 4.50%/Q)	3/14/2017	2.0	2.0	(2)(20)
Global Healthcare Exchange, LLC and GHX Ultimate Parent Corp.	On-demand supply chain automation solutions provider	Second lien senior secured loan ($47.5 par due 8/2023)	9.75% (Libor + 8.75%/Q)	8/18/2016	46.8	47.5	(2)(20)
		Class A common stock (1,788 shares)		3/11/2014	1.8	1.8	(2)
		Class B common stock (980 shares)		3/11/2014	—	5.5	(2)
					48.6	54.8
Greenphire, Inc. and RMCF III CIV XXIX, L.P. (25)	Software provider for clinical trial management	First lien senior secured revolving loan ($0.5 par due 12/2018)	7.75% (Base Rate + 3.75%/M)	12/19/2014	0.5	0.5	(2)(20)
		First lien senior secured loan ($1.5 par due 12/2018)	9.00% (Libor + 8.00%/M)	12/19/2014	1.5	1.5	(2)(20)
		First lien senior secured loan ($3.4 par due 12/2018)	9.00% (Libor + 8.00%/M)	12/19/2014	3.4	3.4	(2)(20)
		Limited partnership interest (99.90% interest)		12/19/2014	1.0	2.3	(2)
					6.4	7.7
HALT Medical, Inc. (8)	Medical supply provider	First lien senior secured loan ($100.9 par due 4/2017)		1/3/2017	—	—	(19)
		First lien senior secured loan ($3.0 par due 4/2017)		1/3/2017	—	—	(19)
		First lien senior secured loan ($2.4 par due 4/2017)		1/3/2017	—	—	(19)
		First lien senior secured loan ($9.5 par due 4/2017)		1/3/2017	—	—	(19)
		First lien senior secured loan ($16.1 par due 4/2017)		1/3/2017	—	—	(19)
					—	—
Hygiena Borrower LLC (25)	Adenosine triphosphate testing technology provider	Second lien senior secured loan ($10.7 par due 8/2023)	10.05% (Libor + 9.00%/Q)	2/27/2017	10.7	10.7	(2)(20)
		Second lien senior secured loan ($10.0 par due 8/2023)	10.15% (Libor + 9.00%/Q)	8/26/2016	10.0	10.0	(2)(20)
					20.7	20.7

As of March 31, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Intermedix Corporation	Revenue cycle management provider to the emergency healthcare industry	Second lien senior secured loan ($112.0 par due 6/2020)	9.40% (Libor + 8.25%/Q)	12/27/2012	112.0	108.6	(2)(20)
KBHS Acquisition, LLC (d/b/a Alita Care, LLC) (25)	Provider of behavioral health services	First lien senior secured revolving loan ($1.1 par due 3/2022)	6.00% (Libor + 5.00%/Q)	3/17/2017	1.1	1.1	(2)(20)
MC Acquisition Holdings I, LLC	Healthcare professional provider	Class A units (1,338,314 shares)		1/17/2014	1.3	1.2	(2)
MW Dental Holding Corp. (25)	Dental services provider	First lien senior secured revolving loan ($1.5 par due 4/2018)	9.00% (Libor + 7.50%/Q)	4/12/2011	1.5	1.5	(2)(20)
		First lien senior secured loan ($44.7 par due 4/2018)	9.00% (Libor + 7.50%/Q)	4/12/2011	44.7	44.7	(2)(20)
		First lien senior secured loan ($47.1 par due 4/2018)	9.00% (Libor + 7.50%/Q)	4/12/2011	47.1	47.1	(3)(20)
		First lien senior secured loan ($19.5 par due 4/2018)	9.00% (Libor + 7.50%/Q)	4/12/2011	19.5	19.5	(4)(20)
					112.8	112.8
My Health Direct, Inc. (25)	Healthcare scheduling exchange software solution provider	First lien senior secured revolving loan ($1.0 par due 9/2017)	9.00% (Base Rate + 5.00%/M)	9/18/2014	1.0	1.0	(2)(20)
		First lien senior secured loan ($1.0 par due 1/2018)	10.75%	9/18/2014	1.0	1.0	(2)
		Warrant to purchase up to 4,548 shares of Series D preferred stock (expires 9/2024)		9/18/2014	—	—	(2)
					2.0	2.0
New Trident Holdcorp, Inc.	Outsourced mobile diagnostic healthcare service provider	Second lien senior secured loan ($80.0 par due 7/2020)	10.75% (Libor + 9.50%/Q)	8/6/2013	79.2	76.8	(2)(20)
NMSC Holdings, Inc. and ASP NAPA Holdings, LLC	Anesthesia management services provider	Second lien senior secured loan ($72.8 par due 10/2023)	11.15% (Libor + 10.00%/Q)	4/19/2016	72.8	70.6	(2)(20)
		Class A units (25,277 units)		4/19/2016	2.5	2.0	(2)
					75.3	72.6
Nodality, Inc.	Biotechnology company	First lien senior secured loan ($2.3 par due 8/2016)		11/12/2015	2.1	2.1	(2)(19)
		First lien senior secured loan ($10.9 par due 8/2016)		4/25/2014	9.7	0.3	(2)(19)
		Warrant to purchase up to 3,736,255 shares of common stock (expires 3/2026)		5/1/2016	—	—	(2)
					11.8	2.4
nThrive, Inc. (fka Precyse Acquisition Corp.)	Provider of healthcare information management technology and services	Second lien senior secured loan ($10.0 par due 4/2023)	10.75% (Libor + 9.75%/Q)	4/20/2016	9.7	10.0	(2)(20)
OmniSYS Acquisition Corporation, OmniSYS, LLC, and OSYS Holdings, LLC (25)	Provider of technology-enabled solutions to pharmacies	First lien senior secured loan ($5.9 par due 11/2018)	8.50% (Libor + 7.50%/Q)	11/21/2013	5.9	5.9	(4)(20)
		Limited liability company membership interest (1.57%)		11/21/2013	1.0	0.8	(2)
					6.9	6.7
Patterson Medical Supply, Inc.	Distributor of rehabilitation supplies and equipment	Second lien senior secured loan ($78.0 par due 8/2023)	9.50% (Libor + 8.50%/Q)	9/2/2015	76.2	78.0	(2)(20)
PerfectServe, Inc.	Communications software platform provider for hospitals and physician practices	First lien senior secured loan ($9.0 par due 3/2020)	9.14% (Libor + 8.00%/M)	9/15/2015	8.8	9.0	(2)(20)
		First lien senior secured loan ($2.0 par due 6/2020)	9.00% (Libor + 8.00%/M)	9/15/2015	2.0	2.0	(2)(20)
		First lien senior secured loan ($3.0 par due 6/2021)	9.00% (Libor + 8.00%/M)	9/15/2015	3.0	3.0	(2)(20)
		Warrant to purchase up to 34,113 units of Series C preferred stock (expires 12/2023)		12/26/2013	—	0.4	(2)

As of March 31, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Warrant to purchase up to 28,428 shares of Series C preferred stock (expires 9/2025)		9/15/2015	0.2	0.3	(2)
					14.0	14.7
PhyMED Management LLC	Provider of anesthesia services	Second lien senior secured loan ($47.2 par due 5/2021)	9.75% (Libor + 8.75%/Q)	12/18/2015	46.7	45.3	(2)(20)
Respicardia, Inc.	Developer of implantable therapies to improve cardiovascular health	Warrant to purchase up to 99,094 shares of Series C preferred stock (expires 6/2022)		6/28/2012	—	—	(2)
Sarnova HC, LLC, Tri-Anim Health Services, Inc., and BEMS Holdings, LLC	Distributor of emergency medical service and respiratory products	Second lien senior secured loan ($54.0 par due 7/2022)	10.50% (Libor + 9.50%/Q)	1/29/2016	54.0	54.0	(2)(20)
Transaction Data Systems, Inc.	Pharmacy management software provider	Second lien senior secured loan ($35.3 par due 6/2022)	10.01% (Libor + 9.00%/Q)	6/15/2015	35.3	35.3	(2)(20)
U.S. Anesthesia Partners, Inc.	Anesthesiology service provider	Second lien senior secured loan ($23.5 par due 9/2020)	10.25% (Libor + 9.25%/Q)	12/14/2015	23.5	23.5	(2)(20)
		Second lien senior secured loan ($50.0 par due 9/2020)	10.25% (Libor + 9.25%/Q)	9/24/2014	50.0	50.0	(2)(20)
					73.5	73.5
Urgent Cares of America Holdings I, LLC and FastMed Holdings I, LLC (25)	Operator of urgent care clinics	First lien senior secured loan ($13.8 par due 12/2022)	9.00% (Libor + 6.00% Cash, 2.00% PIK/M)	12/1/2015	13.8	12.5	(2)(20)
		First lien senior secured loan ($54.1 par due 12/2022)	9.00% (Libor + 6.00% Cash, 2.00% PIK/M)	12/1/2015	54.0	48.7	(2)(20)
		Preferred units (7,696,613 units)		6/11/2015	7.7	9.8
		Series A common units (2,000,000 units)		6/11/2015	2.0	0.2
		Series C common units (1,026,866 units)		6/11/2015	—	0.1
					77.5	71.3
Vertice Pharma UK Parent Limited (9)	Manufacturer and distributor of generic pharmaceutical products	Preferred shares (40,662 shares)		12/21/2015	0.4	0.5
Young Innovations, Inc.	Dental supplies and equipment manufacturer	Second lien senior secured loan ($31.4 par due 7/2019)	10.40% (Libor + 9.25%/Q)	10/18/2016	31.4	31.4	(2)(20)
		Second lien senior secured loan ($55.0 par due 7/2019)	10.40% (Libor + 9.25%/Q)	5/30/2014	55.0	55.0	(2)(20)
					86.4	86.4
					1,587.9	1,533.3		21.83%
Other Services
American Residential Services L.L.C.	Heating, ventilation and air conditioning services provider	Second lien senior secured loan ($67.0 par due 12/2022)	9.15% (Libor + 8.00%/Q)	6/30/2014	66.7	67.0	(2)(20)
Associated Asphalt Partners, LLC	Provider of asphalt terminalling, storage and distribution	First lien senior secured loan ($4.3 par due 4/2024)	6.25% (Libor + 5.25%/Q)	3/30/2017	4.3	4.3	(2)(20)
Community Education Centers, Inc. and CEC Parent Holdings LLC (8)	Offender re-entry and in-prison treatment services provider	First lien senior secured loan ($13.5 par due 12/2017)	6.26% (Libor + 5.25%/Q)	12/10/2010	13.5	13.5	(2)(13)(20)
		First lien senior secured loan ($0.7 par due 12/2017)	8.25% (Base Rate + 4.25%/Q)	12/10/2010	0.7	0.7	(2)(13)(20)
		Second lien senior secured loan ($21.9 par due 6/2018)	16.04% (Libor + 15.00%/Q)	12/10/2010	21.9	22.3	(2)
		Class A senior preferred units (7,846 units)	15.00%	3/27/2015	12.7	12.7	(2)
		Class A junior preferred units (26,154 units)	8.00%	3/27/2015	25.3	36.4	(2)
		Class A common units (134 units)		3/27/2015	—	12.9	(2)
					74.1	98.5

As of March 31, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Competitor Group, Inc., Calera XVI, LLC and Champion Parent Corporation (8)(25)	Endurance sports media and event operator	First lien senior secured revolving loan ($1.4 par due 11/2018)	5.00% (Libor + 3.75%/Q)	9/29/2016	1.4	1.4	(2)(20)
		First lien senior secured revolving loan ($4.7 par due 11/2018)	5.00% (Libor + 3.75%/Q)	11/30/2012	4.5	4.4	(2)(20)
		First lien senior secured loan ($39.6 par due 11/2018)	5.00% (Libor + 3.75%/Q)	11/30/2012	38.0	36.9	(2)(20)
		Preferred shares (18,875 shares)		3/25/2016	16.0	—	(2)
		Membership units (2,522,512 units)		11/30/2012	2.5	—	(2)
		Common shares (114,000 shares)		3/25/2016	—	—	(2)
					62.4	42.7
Crown Health Care Laundry Services, LLC and Crown Laundry Holdings, LLC (7)(25)	Provider of outsourced healthcare linen management solutions	First lien senior secured revolving loan		3/13/2014	—	—	(2)(23)
		First lien senior secured loan ($5.8 par due 12/2021)	7.25% (Libor + 6.25%/Q)	3/13/2014	5.8	5.8	(2)(20)
		First lien senior secured loan ($5.2 par due 12/2021)	7.25% (Libor + 6.25%/Q)	3/13/2014	5.2	5.2	(3)(20)
		Class A preferred units (2,475,000 units)		3/13/2014	2.5	3.3	(2)
		Class B common units (275,000 units)		3/13/2014	0.3	0.4	(2)
					13.8	14.7
CST Buyer Company (d/b/a Intoxalock) (25)	Provider of ignition interlock devices	First lien senior secured loan ($14.9 par due 3/2023)	7.61% (Libor + 6.25%/Q)	3/1/2017	14.5	14.9	(2)(20)
Dwyer Acquisition Parent, Inc. and TDG Group Holding Company	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan ($31.5 par due 2/2020)	11.00%	6/12/2015	31.5	31.5	(2)
		Senior subordinated loan ($52.7 par due 2/2020)	11.00%	8/15/2014	52.7	52.7	(2)
		Common stock (32,843 shares)		8/15/2014	3.4	5.4	(2)
					87.6	89.6
Hard 8 Games, LLC (8)	Designer and manufacturer of high technology casino games	First lien senior secured loan ($79.4 par due 12/2020)		1/3/2017	9.4	12.5	(19)
Massage Envy, LLC and ME Equity LLC (25)	Franchisor in the massage industry	First lien senior secured loan ($38.8 par due 9/2020)	7.90% (Libor + 6.75%/Q)	9/27/2012	38.8	38.8	(3)(20)
		First lien senior secured loan ($18.9 par due 9/2020)	7.90% (Libor + 6.75%/Q)	9/27/2012	18.9	18.9	(4)(20)
		Common stock (3,000,000 shares)		9/27/2012	3.0	3.8	(2)
					60.7	61.5
McKenzie Sports Products, LLC (25)	Designer, manufacturer and distributor of hunting-related supplies	First lien senior secured loan ($5.5 par due 9/2020)	6.75% (Libor + 5.75%/Q)	9/18/2014	5.5	5.4	(3)(14)(20)
		First lien senior secured loan ($84.5 par due 9/2020)	6.75% (Libor + 5.75%/Q)	9/18/2014	84.5	83.7	(3)(14)(20)
					90.0	89.1
OpenSky Project, Inc. and OSP Holdings, Inc.	Social commerce platform operator	First lien senior secured loan ($0.6 par due 9/2017)	10.00%	6/4/2014	0.6	0.6	(2)
		Warrant to purchase up to 159,496 shares of Series D preferred stock (expires 4/2025)		6/29/2015	—	—	(2)
					0.6	0.6
Osmose Utilities Services, Inc. (25)	Provider of structural integrity management services to transmission and distribution infrastructure	Second lien senior secured loan ($34.0 par due 8/2023)	8.90% (Libor + 7.75%/Q)	1/3/2017	33.3	34.0	(2)(20)
		Second lien senior secured loan ($25.0 par due 8/2023)	8.90% (Libor + 7.75%/Q)	9/3/2015	24.6	25.0	(2)(20)

As of March 31, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					57.9	59.0
SocialFlow, Inc.	Social media optimization platform provider	First lien senior secured loan ($3.9 par due 8/2019)	9.50% (Libor + 8.50%/M)	1/29/2016	3.8	3.9	(5)(20)
		Warrant to purchase up to 215,331 shares of Series C preferred stock (expires 1/2026)		1/13/2016	—	—	(5)
					3.8	3.9
SoundCloud Limited (9)	Platform for receiving, sending, and distributing music	First lien senior secured loan ($27.5 par due 9/2020)	11.50% (Libor + 10.50%/M)	3/15/2017	26.3	27.1	(2)(20)
		Warrant to purchase up to 13,165 shares of Series E preferred stock (expires 3/2027)		3/15/2017	0.4	0.4	(2)
					26.7	27.5
Spin HoldCo Inc.	Laundry service and equipment provider	Second lien senior secured loan ($140.0 par due 5/2020)	8.04% (Libor + 7.00%/Q)	5/14/2013	140.0	138.6	(2)(20)
Surface Dive, Inc.	SCUBA diver training and certification provider	Second lien senior secured loan ($31.6 par due 1/2022)	9.00% (Libor + 8.00%/Q)	7/28/2015	31.6	31.6	(2)(20)
		Second lien senior secured loan ($94.1 par due 1/2022)	10.25% (Libor + 9.25%/Q)	1/29/2015	93.8	94.1	(2)(20)
					125.4	125.7
Tyden Cayman Holdings Corp. (9)	Producer and marketer of global cargo security, product identification and traceability and utility meter products	Preferred stock (46,276 shares)		1/3/2017	0.4	0.4
		Common stock (5,521,203 shares)		1/3/2017	2.0	2.4
					2.4	2.8
U.S. Security Associates Holdings, Inc	Security guard service provider	Second lien senior secured loan ($25.0 par due 7/2018)	11.00%	11/24/2015	25.0	25.0	(2)
WASH Multifamily Acquisition Inc. and Coinamatic Canada Inc.	Laundry service and equipment provider	Second lien senior secured loan ($3.7 par due 5/2023)	8.00% (Libor + 7.00%/Q)	5/14/2015	3.7	3.7	(2)(20)
		Second lien senior secured loan ($21.3 par due 5/2023)	8.00% (Libor + 7.00%/Q)	5/14/2015	20.9	21.1	(2)(20)
					24.6	24.8
Wrench Group LLC	Provider of essential home services to residential customers	First lien senior secured loan ($4.0 par due 3/2022)	6.27% (Libor + 5.25%/Q)	1/31/2017	4.0	4.0	(2)(20)
					893.9	906.7		12.91%
Consumer Products
Badger Sportswear Acquisition, Inc.	Provider of team uniforms and athletic wear	Second lien senior secured loan ($50.0 par due 3/2024)	10.00% (Libor + 9.00%/Q)	9/6/2016	49.9	50.0	(2)(20)
Bellotto Holdings Limited (8)(9)	Manufacturer and retailer of blinds and curtains	Preferred stock (7,300,610 shares)		1/3/2017	41.6	42.6
		Preferred stock (1,235,064 shares)		1/3/2017	2.3	2.3
		Common stock (488,542 shares)		1/3/2017	27.1	27.9
		Class A common stock (2,208,468 shares)		1/3/2017	122.6	126.1
					193.6	198.9
BRG Sports, Inc.	Designer, manufacturer and licensor of branded sporting goods	Preferred stock (2,009 shares)		1/3/2017	—	—
		Common stock (6,566,655 shares)		1/3/2017	—	—
					—	—
Feradyne Outdoors, LLC and Bowhunter Holdings, LLC	Provider of branded archery and bowhunting accessories	First lien senior secured loan ($4.4 par due 3/2019)	4.00% (Libor + 3.00%/Q)	4/24/2014	4.4	4.4	(3)(20)

As of March 31, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($5.2 par due 3/2019)	4.00% (Libor + 3.00%/Q)	4/24/2014	5.2	5.2	(3)(20)
		First lien senior secured loan ($9.5 par due 3/2019)	6.55% (Libor + 5.55%/Q)	4/24/2014	9.5	9.3	(3)(16)(20)
		First lien senior secured loan ($50.1 par due 3/2019)	6.55% (Libor + 5.55%/Q)	4/24/2014	50.1	49.1	(3)(16)(20)
		Common units (373 units)		4/24/2014	3.7	2.8	(2)
					72.9	70.8
Indra Holdings Corp.	Designer, marketer, and distributor of rain and cold weather products	Second lien senior secured loan ($80.0 par due 11/2021)	8.54% (Libor + 7.50%/Q)	5/1/2014	79.2	59.2	(2)(20)
Plantation Products, LLC, Seed Holdings, Inc. and Flora Parent, Inc.	Provider of branded lawn and garden products	Second lien senior secured loan ($2.0 par due 6/2021)	8.99% (Libor + 7.99%/Q)	12/23/2014	2.0	2.0	(2)(20)
		Second lien senior secured loan ($54.0 par due 6/2021)	8.99% (Libor + 7.99%/Q)	12/23/2014	53.8	54.0	(3)(20)
		Second lien senior secured loan ($10.0 par due 6/2021)	8.99% (Libor + 7.99%/Q)	12/23/2014	10.0	10.0	(4)(20)
		Common stock (30,000 shares)		12/23/2014	3.0	5.2	(2)
					68.8	71.2
Rug Doctor, LLC and RD Holdco Inc. (8)	Manufacturer and marketer of carpet cleaning machines	Second lien senior secured loan ($16.9 par due 12/2018)	11.25% (Libor + 9.75%/Q)	1/3/2017	16.9	16.9	(2)(20)
		Common stock (458,596 shares)		1/3/2017	14.0	13.7
		Warrant to purchase up to 56,372 shares of common stock (expires 12/2023)		1/3/2017	—	—
					30.9	30.6
S Toys Holdings LLC (fka The Step2 Company, LLC) (8)	Toy manufacturer	Common units (1,116,879 units)		4/1/2011	—	0.5
		Class B common units (126,278,000 units)		10/30/2014	—	—	(2)
		Warrant to purchase up to 3,157,895 units		4/1/2010	—	—
					—	0.5
SHO Holding I Corporation	Manufacturer and distributor of slip resistant footwear	Second lien senior secured loan ($100.0 par due 4/2023)	9.50% (Libor + 8.50%/Q)	10/27/2015	97.9	99.0	(2)(20)
Shock Doctor, Inc. and Shock Doctor Holdings, LLC (7)	Developer, marketer and distributor of sports protection equipment and accessories	Second lien senior secured loan ($89.4 par due 10/2021)	11.76% (Libor + 10.50%/Q)	4/22/2015	89.4	86.7	(2)(20)
		Class A preferred units (50,000 units)		3/14/2014	5.0	3.4	(2)
		Class C preferred units (50,000 units)		4/22/2015	5.0	3.4	(2)
					99.4	93.5
Varsity Brands Holding Co., Inc., Hercules Achievement, Inc., Hercules Achievement Holdings, Inc. and Hercules VB Holdings, Inc. (25)	Leading manufacturer and distributor of textiles, apparel & luxury goods	Second lien senior secured loan ($25.0 par due 12/2022)	9.75% (Libor + 8.75%/Q)	10/28/2016	25.0	25.0	(2)(20)
		Second lien senior secured loan ($1.6 par due 12/2022)	9.75% (Libor + 8.75%/Q)	12/11/2014	1.6	1.6	(2)(20)
		Second lien senior secured loan ($54.0 par due 12/2022)	9.75% (Libor + 8.75%/Q)	12/11/2014	53.6	54.0	(3)(20)
		Second lien senior secured loan ($91.7 par due 12/2022)	9.75% (Libor + 8.75%/Q)	12/11/2014	91.0	91.6	(2)(20)
		Common stock (3,353,370 shares)		12/11/2014	3.4	4.0	(2)
		Common stock (3,353,371 shares)		12/11/2014	4.1	4.0	(2)
					178.7	180.2
Wonder Holdings Acquisition Corp.	Developer and marketer of OTC healthcare products	Warrant to purchase up to 1,654,678 shares of common stock (expires 6/2021)		7/27/2011	—	2.1	(2)

As of March 31, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					871.3	856.0		12.19%
Financial Services
AllBridge Financial, LLC (8)	Asset management services	Equity interests		4/1/2010	—	—
Callidus Capital Corporation (8)	Asset management services	Common stock (100 shares)		4/1/2010	3.0	1.7
Ciena Capital LLC (8)(25)	Real estate and small business loan servicer	First lien senior secured revolving loan ($14.0 par due 12/2017)	6.00%	11/29/2010	14.0	14.0	(2)
		Equity interests		11/29/2010	35.0	17.0	(2)
					49.0	31.0
Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($28.0 par due 8/2022)	11.00% (Libor + 9.75%/Q)	5/10/2012	28.0	28.0	(2)(20)
Financial Asset Management Systems, Inc. and FAMS Holdings, Inc. (7)	Debt collection services provider	First lien senior secured loan ($0.2 par due 6/2017)	8.00%	1/11/2017	0.2	0.2	(2)
		Common stock (180 shares)		1/11/2017	—	—	(2)
					0.2	0.2
Imperial Capital Group LLC	Investment services	Class A common units (29,811 units)		5/10/2007	7.2	11.4	(2)
		2006 Class B common units (9,767 units)		5/10/2007	—	—	(2)
		2007 Class B common units (1,218 units)		5/10/2007	—	—	(2)
					7.2	11.4
Ivy Hill Asset Management, L.P. (8)(10)	Asset management services	Member interest (100.00% interest)		6/15/2009	296.1	353.7
Javlin Three LLC, Javlin Four LLC, and Javlin Five LLC (10)	Asset-backed financial services company	First lien senior secured loan ($27.4 par due 6/2017)	10.78% (Libor + 10.00%/Q)	6/24/2014	27.4	27.4	(2)
LSQ Funding Group, L.C. and LM LSQ Investors LLC (10)	Asset based lender	Senior subordinated loan ($30.0 par due 6/2021)	10.50%	6/25/2015	30.0	30.0	(2)
		Membership units (3,275,000 units)		6/25/2015	3.3	3.9
					33.3	33.9
The Gordian Group, LLC (25)	Financial services firm	Common stock (526 shares)		11/30/2012	—	—	(2)
					444.2	487.3		6.94%
Power Generation
Alphabet Energy, Inc.	Technology developer to convert waste-heat into electricity	First lien senior secured loan ($3.4 par due 8/2017)	14.53% (Libor + 11.50% Cash, 2.00% PIK/M)	12/16/2013	3.4	3.5	(2)(18)(20)
		Series 1B preferred stock (12,976 shares)		6/21/2016	0.2	0.1	(2)
		Warrant to purchase up to 125,000 shares of Series 2 preferred stock (expires 12/2023)		6/30/2016	0.1	0.1	(2)
					3.7	3.7
CPV Maryland Holding Company II, LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($44.2 par due 12/2020)	10.00%	8/8/2014	44.2	42.4	(2)
		Warrant to purchase up to 4 units of common stock (expires 8/2018)		8/8/2014	—	—	(2)
					44.2	42.4
DESRI VI Management Holdings, LLC	Wind power generation facility operator	Senior subordinated loan ($25.0 par due 12/2021)	9.75%	12/24/2014	25.0	25.0	(2)
		Non-Controlling units (10.0 units)		12/24/2014	1.6	2.3	(2)
					26.6	27.3
Green Energy Partners, Stonewall LLC and Panda Stonewall Intermediate Holdings II LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($25.0 par due 11/2021)	6.65% (Libor + 5.50%/Q)	11/13/2014	24.8	24.3	(2)(20)
		Senior subordinated loan ($19.8 par due 12/2021)	8.00% Cash, 5.25% PIK	11/13/2014	19.8	19.2	(2)

As of March 31, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Senior subordinated loan ($92.4 par due 12/2021)	8.00% Cash, 5.25% PIK	11/13/2014	92.4	89.7	(2)
					137.0	133.2
Joule Unlimited Technologies, Inc. and Stichting Joule Global Foundation	Renewable fuel and chemical production developer	First lien senior secured loan ($8.8 par due 10/2018)		3/31/2015	8.4	1.8	(2)(19)
		Warrant to purchase up to 32,051 shares of Series C-2 preferred stock (expires 7/2023)		7/25/2013	—	—	(2)(9)
					8.4	1.8
La Paloma Generating Company, LLC	Natural gas fired, combined cycle plant operator	Second lien senior secured loan ($10.0 par due 2/2020)		2/20/2014	8.8	—	(2)(19)
Moxie Liberty LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($34.6 par due 8/2020)	7.65% (Libor + 6.50%/Q)	8/21/2013	34.4	34.3	(2)(20)
Moxie Patriot LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($34.2 par due 12/2020)	6.90% (Libor + 5.75%/Q)	12/19/2013	34.0	33.5	(2)(20)
Noonan Acquisition Company, LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($42.5 par due 10/2017)	10.25%	7/22/2016	42.5	42.5	(2)
Panda Temple Power II, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($19.8 par due 4/2019)	7.25% (Libor + 6.00%/Q)	4/3/2013	19.7	17.4	(2)(20)
Panda Temple Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($24.8 par due 3/2022)		3/6/2015	23.6	19.8	(2)(19)
PERC Holdings 1 LLC	Operator of recycled energy, combined heat and power, and energy efficiency facilities	Class B common units (21,653,543 units)		10/20/2014	21.7	30.5	(2)
Riverview Power LLC	Operator of natural gas and oil fired power generation facilities	First lien senior secured loan ($64.4 par due 12/2022)	9.40% (Libor + 8.25%/Q)	12/29/2016	64.4	64.4	(2)(20)
					469.0	450.8		6.42%
Restaurants and Food Services
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc. (8)	Restaurant owner and operator	First lien senior secured loan ($42.6 par due 12/2018)		12/22/2006	39.9	19.3	(2)(19)
		First lien senior secured loan ($3.2 par due 12/2018)	19.00% PIK (Libor + 18.00%/Q)	12/22/2016	3.2	3.2	(2)(20)
		Promissory note ($26.4 par due 12/2023)		11/27/2006	13.8	—	(2)
		Warrant to purchase up to 23,750 units of Series D common stock (expires 12/2023)		12/18/2013	—	—	(2)
					56.9	22.5
Benihana, Inc. (25)	Restaurant owner and operator	First lien senior secured revolving loan ($0.8 par due 7/2018)	8.25% (Libor + 7.00%/Q)	8/21/2012	0.8	0.8	(2)(20)(24)
		First lien senior secured revolving loan ($0.2 par due 7/2018)	9.75% (Base Rate + 5.75%/Q)	8/21/2012	0.2	0.2	(2)(20)(24)
		First lien senior secured loan ($0.3 par due 1/2019)	8.25% (Libor + 7.00%/Q)	12/28/2016	0.3	0.3	(2)(20)
		First lien senior secured loan ($4.8 par due 1/2019)	8.25% (Libor + 7.00%/Q)	8/21/2012	4.8	4.6	(4)(20)
					6.1	5.9
Cozzini Bros., Inc. and BH-Sharp Holdings LP (25)	Provider of commercial knife sharpening and cutlery services in the restaurant industry	First lien senior secured revolving loan ($1.0 par due 3/2023)	6.50% (Libor + 5.50%/Q)	3/10/2017	1.0	1.0	(2)(20)
		First lien senior secured loan ($22.4 par due 3/2023)	6.50% (Libor + 5.50%/Q)	3/10/2017	22.4	22.4	(2)(20)
		Common units (2,950,000 units)		3/10/2017	3.0	3.0	(2)
					26.4	26.4

As of March 31, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
DineInFresh, Inc.	Meal-delivery provider	First lien senior secured loan ($4.0 par due 7/2018)	9.91% (Libor + 8.75%/M)	12/19/2014	4.0	4.0	(2)(20)
		Warrant to purchase up to 143,079 shares of Series A preferred stock (expires 12/2024)		12/19/2014	—	—	(2)
					4.0	4.0
Garden Fresh Restaurant Corp. and GFRC Holdings LLC (8)(25)	Restaurant owner and operator	First lien senior secured revolving loan		10/3/2013	—	—	(2)(23)
		First lien senior secured loan ($40.1 par due 2/2022)	10.50% (Libor + 9.00%/Q)	10/3/2013	40.1	40.1	(2)(20)
		Class A units (42,433,125 shares)		2/1/2017	—	1.7	(2)
					40.1	41.8
Global Franchise Group, LLC and GFG Intermediate Holding, Inc.	Worldwide franchisor of quick service restaurants	First lien senior secured loan ($60.8 par due 12/2019)	10.46% (Libor + 9.32%/Q)	12/18/2014	60.8	60.8	(3)(20)
Heritage Food Service Group, Inc. and WCI-HFG Holdings, LLC	Distributor of repair and replacement parts for commercial kitchen equipment	Second lien senior secured loan ($31.6 par due 10/2022)	9.65% (Libor + 8.50%/Q)	10/20/2015	31.6	31.6	(2)(20)
		Preferred units (3,000,000 units)		10/20/2015	3.0	3.4	(2)
					34.6	35.0
Orion Foods, LLC (8)	Convenience food service retailer	First lien senior secured loan ($1.2 par due 9/2015)		4/1/2010	1.2	0.5	(2)(19)
		Second lien senior secured loan ($19.4 par due 9/2015)		4/1/2010	—	—	(2)(19)
		Preferred units (10,000 units)		10/28/2010	—	—	(2)
		Class A common units (25,001 units)		4/1/2010	—	—	(2)
		Class B common units (1,122,452 units)		4/1/2010	—	—	(2)
					1.2	0.5
OTG Management, LLC (25)	Airport restaurant operator	First lien senior secured loan ($2.4 par due 8/2021)	9.54% (Libor + 8.50%/Q)	8/26/2016	2.4	2.4	(2)(20)
		First lien senior secured loan ($97.8 par due 8/2021)	9.55% (Libor + 8.50%/Q)	8/26/2016	97.8	97.8	(3)(20)
		Senior subordinated loan ($22.2 par due 2/2022)	17.50% PIK	8/26/2016	22.0	22.2	(2)
		Class A preferred units (3,000,000 units)		8/26/2016	30.0	31.4	(2)
		Common units (3,000,000 units)		1/5/2011	3.0	10.6	(2)
		Warrant to purchase up to 7.73% of common units (expires 6/2018)		6/19/2008	0.1	23.2	(2)
		Warrant to purchase 0.60% of the common units deemed outstanding (expires 12/2018)		8/29/2016	—	—	(2)
					155.3	187.6
Restaurant Holding Company, LLC	Fast food restaurant operator	First lien senior secured loan ($34.4 par due 2/2019)	8.75% (Libor + 7.75%/Q)	3/13/2014	34.3	33.7	(3)(20)
Restaurant Technologies, Inc. (25)	Provider of bulk cooking oil management services to the restaurant and fast food service industries	First lien senior secured revolving loan ($1.0 par due 11/2021)	7.75% (Base Rate + 3.75%/Q)	11/23/2016	1.0	1.0	(2)(20)(24)
					420.7	419.2		5.97%
Manufacturing
Chariot Acquisition, LLC	Aftermarket golf cart parts and accessories	First lien senior secured loan ($19.6 par due 9/2021)	7.27% (Libor + 6.25%/Q)	1/3/2017	19.4	19.2	(3)(20)
		First lien senior secured loan ($10.0 par due 9/2021)	7.27% (Libor + 6.25%/Q)	1/3/2017	9.9	9.8	(4)(20)
					29.3	29.0
Component Hardware Group, Inc. (25)	Commercial equipment	First lien senior secured revolving loan ($1.9 par due 7/2019)	5.50% (Libor + 4.50%/Q)	7/1/2013	1.9	1.9	(2)(20)

As of March 31, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($8.0 par due 7/2019)	5.50% (Libor + 4.50%/Q)	7/1/2013	8.0	8.0	(4)(20)
					9.9	9.9
Dorner Holding Corp. (25)	Manufacturer of precision unit conveyors	First lien senior secured revolving loan ($1.0 par due 3/2022)	6.75% (Libor + 5.75%/Q)	3/15/2017	1.0	1.0	(2)(20)
		First lien senior secured loan ($7.5 par due 3/2023)	6.75% (Libor + 5.75%/Q)	3/15/2017	7.5	7.5	(2)(20)
					8.5	8.5
ETG Holdings, Inc. (8)	Industrial woven products	Common stock (3,000 shares)		1/3/2017	—	—
Foamex Innovations, Inc.	Advanced polymer foan products	Series A common stock (2,708 shares)		1/3/2017	—	—
		Series B common stock (455 shares)		1/3/2017	—	—
					—	—
Harvey Tool Company, LLC and Harvey Tool Holding, LLC (25)	Cutting tool provider to the metalworking industry	First lien senior secured revolving loan		8/13/2015	—	—	(2)(23)
		Senior subordinated loan ($28.2 par due 9/2020)	10.00% Cash, 1.00% PIK	8/13/2015	28.2	28.2	(2)
		Class A membership units (750 units)		3/28/2014	0.9	1.8	(2)
					29.1	30.0
Ioxus, Inc (7)	Energy storage devices	First lien senior secured loan ($10.2 par due 12/2019)	12.00% PIK	4/29/2014	10.0	10.2	(2)
		First lien senior secured loan ($0.6 par due 12/2019)		4/29/2014	0.5	0.6	(2)
		Series CC preferred stock (67,330,609 shares)		1/27/2017	0.7	0.7	(2)
		Warrant to purchase up to 1,210,235 shares of Series BB preferred stock (expires 8/2026)		1/28/2016	—	—	(2)
		Warrant to purchase up to 336,653,045 shares of Series CC preferred stock (expires 1/2027)		1/27/2017	—	—	(2)
		Warrant to purchase up to 3,038,730 shares of common stock (expires 1/2026)		1/28/2016	—	—	(2)
					11.2	11.5
KPS Global LLC	Walk-in cooler and freezer systems	First lien senior secured loan ($27.1 par due 12/2020)	9.80% (Libor + 8.80%/Q)	12/4/2015	27.1	27.1	(2)(20)
MacLean-Fogg Company and MacLean-Fogg Holdings, L.L.C.	Manufacturer and supplier for the power utility and automotive markets worldwide	Senior subordinated loan ($100.7 par due 10/2025)	10.50% Cash, 3.00% PIK	10/31/2013	100.7	100.7	(2)
		Preferred units (70,183 units)	4.50% Cash, 9.25% PIK	10/9/2015	74.1	74.1
					174.8	174.8
Niagara Fiber Intermediate Corp. (25)	Insoluble fiber filler products	First lien senior secured loan ($1.3 par due 5/2018)		5/8/2014	1.2	0.8	(2)(19)
		First lien senior secured loan ($1.9 par due 5/2018)		5/8/2014	1.8	1.1	(2)(19)
		First lien senior secured loan ($12.1 par due 5/2018)		5/8/2014	11.3	7.4	(2)(19)
					14.3	9.3
Nordco Inc. (25)	Railroad maintenance-of-way machinery	First lien senior secured revolving loan	—	8/26/2015	—	—	(23)
Pelican Products, Inc.	Flashlights	Second lien senior secured loan ($40.0 par due 4/2021)	9.40% (Libor + 8.25%/Q)	4/11/2014	40.0	37.6	(2)(20)
Saw Mill PCG Partners LLC	Metal precision engineered components	Common units (1,000 units)		1/30/2007	1.0	—	(2)
SI Holdings, Inc.	Elastomeric parts, mid-sized composite structures, and composite tooling	Common stock (1,500 shares)		5/30/2014	1.5	1.5	(2)

As of March 31, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
TPTM Merger Corp. (25)	Time temperature indicator products	First lien senior secured revolving loan ($0.8 par due 9/2018)	7.53% (Libor + 6.50%/Q)	9/12/2013	0.8	0.8	(2)(20)
		First lien senior secured revolving loan ($0.5 par due 9/2018)	7.54% (Libor + 6.50%/Q)	9/12/2013	0.5	0.5	(2)(20)
		First lien senior secured loan ($10.5 par due 9/2018)	9.79% (Libor + 8.67%/Q)	9/12/2013	10.5	10.5	(3)(20)
		First lien senior secured loan ($6.2 par due 9/2018)	9.79% (Libor + 8.67%/Q)	9/12/2013	6.2	6.2	(4)(20)
		First lien senior secured loan ($6.5 par due 9/2018)	9.67% (Libor + 8.67%/Q)	9/12/2013	6.5	6.5	(3)(20)
		First lien senior secured loan ($3.8 par due 9/2018)	9.67% (Libor + 8.67%/Q)	9/12/2013	3.8	3.8	(4)(20)
					28.3	28.3
WP CPP Holdings, LLC	Precision engineered castings	Second lien senior secured loan ($19.7 par due 4/2021)	8.79% (Libor + 7.75%/Q)	1/3/2017	18.8	18.7	(2)(20)
					393.8	386.2		5.50%
Containers and Packaging
Charter NEX US Holdings, Inc.	Producer of high-performance specialty films used in flexible packaging	Second lien senior secured loan ($11.8 par due 2/2023)	9.30% (Libor + 8.25%/Q)	2/5/2015	11.7	11.8	(2)(20)
GS Pretium Holdings, Inc.	Manufacturer and supplier of high performance plastic containers	Common stock (500,000 shares)		6/2/2014	0.5	0.6	(2)
ICSH, Inc. (25)	Industrial container manufacturer, reconditioner and servicer	First lien senior secured revolving loan ($1.0 par due 12/2018)	6.75% (Libor + 5.75%/Q)	8/30/2011	1.0	1.0	(2)(20)(24)
		First lien senior secured loan ($37.5 par due 12/2018)	6.75% (Libor + 5.75%/Q)	1/3/2017	37.5	37.5	(3)(20)
		First lien senior secured loan ($9.5 par due 12/2018)	6.75% (Libor + 5.75%/Q)	1/3/2017	9.5	9.5	(4)(20)
		Second lien senior secured loan ($76.0 par due 12/2019)	10.00% (Libor + 9.00%/Q)	12/31/2015	76.0	76.0	(2)(20)
					124.0	124.0
LBP Intermediate Holdings LLC (25)	Manufacturer of paper and corrugated foodservice packaging	First lien senior secured revolving loan	—	7/10/2015	—	—	(23)
		First lien senior secured loan ($11.9 par due 7/2020)	6.65% (Libor + 5.50%/Q)	7/10/2015	11.8	11.9	(3)(20)
					11.8	11.9
Microstar Logistics LLC, Microstar Global Asset Management LLC, and MStar Holding Corporation	Keg management solutions provider	Second lien senior secured loan ($78.5 par due 12/2018)	8.50% (Libor + 7.50%/Q)	12/14/2012	78.5	78.5	(2)(20)
		Second lien senior secured loan ($54.0 par due 12/2018)	8.50% (Libor + 7.50%/Q)	12/14/2012	54.0	54.0	(3)(20)
		Second lien senior secured loan ($10.0 par due 12/2018)	8.50% (Libor + 7.50%/Q)	12/14/2012	10.0	10.0	(4)(20)
		Common stock (50,000 shares)		12/14/2012	4.0	8.3	(2)
					146.5	150.8
NSI Holdings, Inc. (7)	Manufacturer of plastic containers for the wholesale nursery industry	Series A preferred stock (2,192 shares)		1/3/2017	—	—
		Warrant to purchase up to 648 shares of common stock (expires 11/2017)		1/3/2017	—	—
					—	—
Ranpak Corp.	Manufacturer and marketer of paper-based protective packaging systems and materials	Second lien senior secured loan ($16.7 par due 10/2022)	8.25% (Libor + 7.25%/Q)	1/3/2017	16.0	16.2	(2)(20)
					310.5	315.3		4.49%

As of March 31, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Food and Beverage
American Seafoods Group LLC and American Seafoods Partners LLC (25)	Harvester and processor of seafood	First lien senior secured revolving loan ($5.9 par due 8/2021)	8.00% (Base Rate + 4.00%/Q)	8/19/2015	5.9	5.9	(2)(20)
		First lien senior secured loan ($0.7 par due 8/2021)	6.00% (Libor + 5.00%/Q)	8/19/2015	0.7	0.7	(2)(20)
		First lien senior secured loan ($6.0 par due 8/2021)	6.03% (Libor + 5.00%/Q)	8/19/2015	5.9	6.0	(2)(20)
		First lien senior secured loan ($0.1 par due 8/2021)	8.00% (Base Rate + 4.00%/Q)	8/19/2015	0.1	0.1	(2)(20)
		Second lien senior secured loan ($55.0 par due 2/2022)	10.00% (Libor + 9.00%/Q)	8/19/2015	55.0	55.0	(2)(20)
		Class A units (77,922 units)		8/19/2015	0.1	0.1	(2)
		Warrant to purchase up to 7,422,078 Class A units (expires 8/2035)		8/19/2015	7.4	8.8	(2)
					75.1	76.6
Eagle Family Foods Group LLC	Manufacturer and producer of milk products	First lien senior secured loan ($21.6 par due 12/2021)	10.05% (Libor + 9.05%/Q)	8/22/2016	21.6	21.6	(3)(20)
		First lien senior secured loan ($54.8 par due 12/2021)	10.05% (Libor + 9.05%/Q)	12/31/2015	54.4	54.8	(3)(20)
					76.0	76.4
Edward Don & Company, LLC	Distributor of foodservice equipment and supplies	First lien senior secured loan ($48.0 par due 9/2022)	11.50% (Base Rate + 7.50%/Q)	3/31/2017	48.0	48.0	(2)(20)
FPI Holding Corporation (8)	Distributor of fruits	First lien senior secured loan ($0.6 par due 4/2017)		1/3/2017	0.4	0.4	(19)
GF Parent LLC	Producer of low-acid, aseptic food and beverage products	Class A preferred units (2,940 units)		5/13/2015	2.9	1.5	(2)
		Class A common units (60,000 units)		5/13/2015	0.1	—	(2)
					3.0	1.5
JWC/KI Holdings, LLC	Foodservice sales and marketing agency	Membership units (5,000 units)		11/16/2015	5.0	5.6	(2)
Kettle Cuisine, LLC	Manufacturer of fresh refrigerated and frozen food products	Second lien senior secured loan ($28.5 par due 2/2022)	10.75% (Libor + 9.75%/Q)	8/21/2015	28.5	28.5	(2)(20)
NECCO Holdings, Inc. (8)(25)	Producer and supplier of candy	First lien senior secured revolving loan ($16.0 par due 11/2017)		1/3/2017	4.9	5.1	(19)
		First lien senior secured loan ($9.5 par due 11/2017)		1/3/2017	0.9	0.9	(19)
		Common stock (860,189 shares)		1/3/2017	—	—
					5.8	6.0
RF HP SCF Investor, LLC	Branded specialty food company	Membership interest (10.08% interest)		12/22/2016	12.5	12.8	(2)
Teasdale Foods, Inc.	Provider of beans, sauces and hominy to the retail, foodservice and wholesale channels	Second lien senior secured loan ($21.3 par due 10/2021)	10.53% (Libor + 9.50%/Q)	1/3/2017	21.3	21.3	(2)(20)
		Second lien senior secured loan ($31.5 par due 10/2021)	10.04% (Libor + 9.00%/Q)	1/3/2017	31.5	31.5	(2)(20)
					52.8	52.8
					307.1	308.6		4.39%
Education
Campus Management Acquisition Corp. (7)	Education software developer	Preferred stock (485,159 shares)		2/8/2008	10.5	9.7	(2)
Infilaw Holding, LLC (25)	Operator of for-profit law schools	First lien senior secured revolving loan ($6.0 par due 2/2018)		8/25/2011	6.0	6.0	(2)(19)(24)
		Series A preferred units (1.25 units)		8/25/2011	125.5	—	(2)(19)
		Series A-1 preferred units (0.03 units)		7/29/2016	2.5	—	(2)

As of March 31, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Series B preferred units (0.39 units)		10/19/2012	9.2	—	(2)
					143.2	6.0
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	Private school operator	First lien senior secured loan ($3.0 par due 12/2018)	10.50% PIK (Libor + 9.00%/Q)	10/31/2015	3.0	3.0	(2)(20)
		Series B preferred stock (1,750,000 shares)		8/5/2010	5.0	—	(2)
		Series C preferred stock (2,512,586 shares)		6/7/2010	0.6	—	(2)
		Senior preferred series A-1 shares (163,902 shares)		10/31/2015	119.4	48.8	(2)
		Common stock (20 shares)		6/7/2010	—	—	(2)
					128.0	51.8
Lakeland Tours, LLC (25)	Educational travel provider	First lien senior secured revolving loan	—	2/10/2016	—	—	(23)
		First lien senior secured loan ($5.0 par due 2/2022)	5.75% (Libor + 4.75%/Q)	2/10/2016	4.9	5.0	(2)(20)
		First lien senior secured loan ($0.0 par due 2/2022)	7.75% (Base Rate + 3.75%/Q)	2/10/2016	—	—	(2)(20)
		First lien senior secured loan ($31.7 par due 2/2022)	10.42% (Libor + 9.42%/Q)	2/10/2016	31.3	31.7	(3)(20)
					36.2	36.7
Liaison Acquisition, LLC (25)	Provider of centralized applications services to educational associations	Second lien senior secured loan ($15.0 par due 8/2023)	10.25% (Libor + 9.25%/Q)	2/9/2017	14.7	15.0	(2)(20)
PIH Corporation and Primrose Holding Corporation (7)(25)	Franchisor of education-based early childhood centers	First lien senior secured revolving loan ($0.6 par due 12/2018)	6.25% (Libor + 5.25%/Q)	12/13/2013	0.6	0.6	(2)(20)
		Common stock (7,227 shares)		1/3/2017	17.0	19.6
					17.6	20.2
RuffaloCODY, LLC (25)	Provider of student fundraising and enrollment management services	First lien senior secured revolving loan	—	5/29/2013	—	—	(24)
R3 Education Inc., Equinox EIC Partners LLC and Sierra Education Finance Corp.	Medical school operator	Preferred stock (1,977 shares)		7/30/2008	0.5	0.5	(2)
		Common membership interest (15.76% interest)		9/21/2007	15.8	33.7	(2)
		Warrant to purchase up to 27,890 shares (expires 11/2019)		12/8/2009	—	—	(2)
					16.3	34.2
Regent Education, Inc.	Provider of software solutions designed to optimize the financial aid and enrollment processes	First lien senior secured loan ($3.2 par due 1/2021)	12.00% (Libor + 8.00% Cash, 2.00% PIK/M)	7/1/2014	3.1	3.2	(2)(20)
		First lien senior secured loan ($0.1 par due 1/2021)		7/1/2014	0.1	0.1	(2)
		Warrant to purchase up to 987 shares of common stock (expires 12/2026)		12/23/2016	—	—	(2)
		Warrant to purchase up to 5,393,194 shares of common stock (expires 12/2026)		12/23/2016	—	0.1	(2)
					3.2	3.4
Severin Acquisition, LLC (25)	Provider of student information system software solutions to the K-12 education market	Second lien senior secured loan ($3.2 par due 7/2022)	10.15% (Libor + 9.00%/Q)	1/3/2017	3.1	3.2	(2)(20)
		Second lien senior secured loan ($3.1 par due 7/2022)	10.15% (Libor + 9.00%/Q)	10/14/2016	3.1	3.1	(2)(20)
		Second lien senior secured loan ($5.5 par due 7/2022)	9.75% (Libor + 8.75%/Q)	1/3/2017	5.5	5.5	(2)(20)

As of March 31, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Second lien senior secured loan ($4.2 par due 7/2022)	9.75% (Libor + 8.75%/Q)	10/28/2015	4.1	4.2	(2)(20)
		Second lien senior secured loan ($4.4 par due 7/2022)	10.25% (Libor + 9.25%/Q)	1/3/2017	4.4	4.4	(2)(20)
		Second lien senior secured loan ($3.3 par due 7/2022)	10.25% (Libor + 9.25%/Q)	2/1/2016	3.2	3.3	(2)(20)
		Second lien senior secured loan ($20.0 par due 7/2022)	9.90% (Libor + 8.75%/Q)	1/3/2017	20.0	20.0	(2)(20)
		Second lien senior secured loan ($15.0 par due 7/2022)	9.90% (Libor + 8.75%/Q)	7/31/2015	14.8	15.0	(2)(20)
		Second lien senior secured loan ($2.8 par due 7/2022)	10.25% (Libor + 9.25%/Q)	1/3/2017	2.8	2.8	(2)(20)
		Second lien senior secured loan ($2.8 par due 7/2022)	10.25% (Libor + 9.25%/Q)	8/8/2016	2.8	2.8	(2)(20)
		Second lien senior secured loan ($38.7 par due 7/2022)	9.75% (Libor + 8.75%/Q)	2/1/2017	37.8	38.7	(2)(20)
					101.6	103.0
WCI-Quantum Holdings, Inc.	Distributor of instructional products, services and resources	Series A preferred stock (1,272 shares)		10/24/2014	1.0	1.2	(2)
					472.3	281.2		4.00%
Automotive Services
AEP Holdings, Inc. and Arrowhead Holdco Company	Distributor of non-discretionary, mission-critical aftermarket replacement parts	First lien senior secured loan ($1.3 par due 8/2021)	7.79% (Libor + 6.75%/Q)	12/14/2016	1.3	1.3	(2)(20)
		First lien senior secured loan ($2.0 par due 8/2021)	7.75% (Libor + 6.75%/Q)	1/5/2017	2.0	2.0	(2)(20)
		Common stock (3,467 shares)		8/31/2015	3.5	3.8	(2)
					6.8	7.1
ChargePoint, Inc.	Developer and operator of electric vehicle charging stations	Second lien senior secured loan ($20.0 par due 8/2020)	9.90% (Libor + 8.75%/M)	12/24/2014	19.6	20.0	(2)(20)
		Warrant to purchase up to 809,126 shares of Series E preferred stock (expires 12/2024)		12/24/2014	0.3	2.1	(2)
					19.9	22.1
Dent Wizard International Corporation and DWH Equity Investors, L.P.	Automotive reconditioning services	Second lien senior secured loan ($50.0 par due 10/2020)	9.75% (Libor + 8.75%/Q)	4/7/2015	50.0	50.0	(3)(20)
		Class A common stock (10,000 shares)		4/7/2015	0.2	0.5	(2)
		Class B common stock (20,000 shares)		4/7/2015	0.4	1.0	(2)
					50.6	51.5
Eckler Industries, Inc. (25)	Restoration parts and accessories provider for classic automobiles	First lien senior secured revolving loan ($2.0 par due 9/2017)	9.00% (Base Rate + 5.00%/Q)	7/12/2012	2.0	1.9	(2)(20)
		First lien senior secured loan ($6.8 par due 9/2017)	7.25% (Libor + 6.00%/Q)	7/12/2012	6.8	6.6	(3)(20)
		First lien senior secured loan ($25.2 par due 9/2017)	7.25% (Libor + 6.00%/Q)	7/12/2012	25.2	24.4	(3)(20)
		Series A preferred stock (1,800 shares)		7/12/2012	1.8	—	(2)
		Common stock (20,000 shares)		7/12/2012	0.2	—	(2)
					36.0	32.9
EcoMotors, Inc.	Engine developer	First lien senior secured loan ($9.8 par due 3/2018)		9/1/2015	9.5	0.5	(2)(19)
		Warrant to purchase up to 321,888 shares of Series C preferred stock (expires 12/2022)		12/28/2012	—	—	(2)
		Warrant to purchase up to 70,000 shares of Series C preferred stock (expires 2/2025)		2/24/2015	—	—	(2)
					9.5	0.5

As of March 31, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
ESCP PPG Holdings, LLC (7)	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	Class A units (3,500,000 units)		12/14/2016	3.5	3.3	(2)
Simpson Performance Products, Inc.	Provider of motorsports safety equipment	First lien senior secured loan ($18.3 par due 2/2020)	9.67% (Libor + 8.67%/Q)	2/20/2015	18.3	18.3	(3)(20)
SK SPV IV, LLC	Collision repair site operators	Series A common stock (12,500 units)		8/18/2014	0.6	3.3	(2)
		Series B common stock (12,500 units)		8/18/2014	0.6	3.3	(2)
					1.2	6.6
Tectum Holdings, Inc. and TA THI Parent, Inc.	Truck accessory supplier	Second lien senior secured loan ($41.5 par due 1/2021)	9.80% (Libor + 8.75%/Q)	1/3/2017	41.5	41.5	(2)(20)
		Series A preferred stock (218,750 shares)		1/3/2017	7.2	7.9
		Series A preferred stock (50,000 shares)		7/28/2014	5.0	15.9	(2)
					53.7	65.3
					199.5	207.6		2.96%
Environmental Services
MPH Energy Holdings, LP	Operator of municipal recycling facilities	Limited partnership interest (3.13% interest)		1/8/2014	—	—	(2)
Pegasus Community Energy, LLC	Operator of municipal recycling facilities	Preferred stock (1,000 shares)		3/1/2011	8.8	—	(2)
Soil Safe, Inc. and Soil Safe Acquisition Corp. (8)(25)	Provider of soil treatment, recycling and placement services	First lien senior secured revolving loan	—	1/3/2017	—	—	(23)
		First lien senior secured loan ($17.7 par due 12/2018)	8.00% (Libor + 6.25%/Q)	1/3/2017	17.7	17.7	(2)(20)
		Second lien senior secured loan ($12.7 par due 7/2019)	10.75% (Libor + 7.75%/Q)	1/3/2017	12.7	12.7	(2)(20)
		Senior subordinated loan ($32.4 par due 12/2019)	16.50%	1/3/2017	32.4	32.4	(2)
		Senior subordinated loan ($28.3 par due 12/2019)	14.50%	1/3/2017	28.3	28.3	(2)
		Senior subordinated loan ($26.7 par due 12/2019)		1/3/2017	11.5	12.0	(2)(19)
		Common stock (810 shares)		1/3/2017	—	—
					102.6	103.1
Waste Pro USA, Inc	Waste management services	Second lien senior secured loan ($75.8 par due 10/2020)	8.50% (Libor + 7.50%/Q)	10/15/2014	75.8	75.8	(3)(20)
					187.2	178.9		2.55%
Commercial Real Estate Finance
10th Street, LLC and New 10th Street, LLC (8)	Real estate holding company	First lien senior secured loan ($25.6 par due 11/2019)	12.00% Cash, 1.00% PIK	3/31/2014	25.6	25.6	(2)
		Senior subordinated loan ($27.6 par due 11/2019)	12.00% Cash, 1.00% PIK	4/1/2010	27.6	27.6	(2)
		Member interest (10.00% interest)		4/1/2010	0.6	10.6
		Option (25,000 units)		4/1/2010	—	24.6
					53.8	88.4
ACAS Real Estate Holdings Corporation (8)	Real estate holding company	Common stock (1,001 shares)		1/3/2017	2.6	2.6
NECCO Realty Investments LLC (8)	Real estate holding company	First lien senior secured loan ($26.9 par due 12/2017)	14.00%	1/3/2017	26.9	26.9
		Class C preferred membership units (73,157 units)		1/3/2017	6.4	17.3
		Membership units (7,450 units)		1/3/2017	—	—
					33.3	44.2
Parmenter Woodland Park Plaza, LLC	Real estate holding company	First lien senior secured loan ($17.8 par due 9/2018)	5.68% (Libor + 4.90%/Q)	1/3/2017	16.4	16.0	(20)
					106.1	151.2		2.15%
Wholesale Distribution

As of March 31, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
DFS Holding Company, Inc.	Distributor of maintenance, repair, and operations parts, supplies, and equipment to the foodservice industry	First lien senior secured loan ($13.0 par due 2/2022)	6.15% (Libor + 5.00%/Q)	3/1/2017	13.0	13.0	(2)(20)
Flow Solutions Holdings, Inc.	Distributor of high value fluid handling, filtration and flow control products	Second lien senior secured loan ($6.0 par due 10/2018)	10.04% (Libor + 9.00%/Q)	12/16/2014	6.0	5.4	(2)(20)
		Second lien senior secured loan ($29.5 par due 10/2018)	10.04% (Libor + 9.00%/Q)	12/16/2014	29.5	27.0	(2)(20)
					35.5	32.4
KHC Holdings, Inc. and Kele Holdco, Inc. (25)	Catalog-based distribution services provider for building automation systems	First lien senior secured loan ($70.4 par due 10/2022)	7.15% (Libor + 6.00%/Q)	1/3/2017	70.4	70.4	(3)(20)
		Common stock (30,000 shares)		1/3/2017	3.1	3.1
					73.5	73.5
					122.0	118.9		1.69%
Oil and Gas
Lonestar Prospects, Ltd.	Sand based proppant producer and distributor to the oil and natural gas industry	First lien senior secured loan ($15.0 par due 3/2021)	9.00% (Libor + 7.00% Cash, 1.00% PIK/Q)	3/1/2017	15.0	15.0	(2)(20)
		First lien senior secured loan ($75.0 par due 3/2021)	9.00% (Libor + 7.00% Cash, 1.00% PIK/Q)	3/1/2017	75.0	75.0	(3)(20)
					90.0	90.0
Petroflow Energy Corporation and TexOak Petro Holdings LLC (7)	Oil and gas exploration and production company	First lien senior secured loan ($15.2 par due 6/2019)	3.00% (Libor + 2.00%/Q)	6/29/2016	14.6	13.7	(2)(20)
		Second lien senior secured loan ($23.1 par due 12/2019)		6/29/2016	21.9	6.7	(2)(19)
		Common units (202,000 units)		6/29/2016	11.1	—
					47.6	20.4
					137.6	110.4		1.57%
Aerospace and Defense
Cadence Aerospace, LLC	Aerospace precision components manufacturer	First lien senior secured loan ($4.0 par due 5/2018)	7.50% (Libor + 6.25%/Q)	5/15/2012	4.0	3.9	(4)(20)
		Second lien senior secured loan ($79.7 par due 5/2019)	11.00% (Libor + 9.75%/Q)	5/10/2012	79.7	73.3	(2)(20)
					83.7	77.2
Jazz Acquisition, Inc.	Designer and distributor of aftermarket replacement components to the commercial airlines industry	Second lien senior secured loan ($25.0 par due 6/2022)	7.90% (Libor + 6.75%/Q)	1/3/2017	19.3	19.0	(2)(20)
					103.0	96.2		1.37%
Chemicals
Borchers Americas, Inc.	Provider of performance enhancing coating additives	First lien senior secured loan ($5.0 par due 1/2024)	5.90% (Libor + 4.75%/Q)	1/12/2017	5.0	5.0	(2)(20)
Genomatica, Inc.	Developer of a biotechnology platform for the production of chemical products	Warrant to purchase 322,422 shares of Series D preferred stock (expires 3/2023)		3/28/2013	—	—	(2)
K2 Pure Solutions Nocal, L.P. (25)	Chemical Producer	First lien senior secured revolving loan ($1.5 par due 2/2021)	8.125% (Libor + 7.13%/Q)	8/19/2013	1.5	1.5	(2)(20)
		First lien senior secured loan ($40.0 par due 2/2021)	7.00% (Libor + 6.00%/Q)	8/19/2013	40.0	40.0	(3)(20)
		First lien senior secured loan ($13.0 par due 2/2021)	7.00% (Libor + 6.00%/Q)	8/19/2013	13.0	13.0	(4)(20)
					54.5	54.5

As of March 31, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Kinestral Technologies, Inc.	Designer of adaptive, dynamic glass for the commercial and residential markets	First lien senior secured loan ($7.3 par due 10/2018)	8.76% (Libor + 7.75%/M)	4/22/2014	7.3	7.4	(2)(18)(20)
		Warrant to purchase up to 325,000 shares of Series A preferred stock (expires 4/2024)		4/22/2014	0.1	0.3	(2)
		Warrant to purchase up to 131,883 shares of Series B preferred stock (expires 4/2025)		4/9/2015	—	—	(2)
					7.4	7.7
					66.9	67.2		0.96%
Retail
Fashion Holding Luxembourg SCA (8)(9)	Retailer of women's clothing	Preferred stock (241,776,675 shares)		1/3/2017	—	—
Galls, LLC (25)	Distributor of apparel products to safety professionals	Second lien senior secured loan ($14.3 par due 8/2021)	9.00% (Libor + 7.75%/Q)	1/3/2017	14.3	14.3	(2)(20)
		Second lien senior secured loan ($26.0 par due 8/2021)	9.00% (Libor + 7.75%/Q)	1/3/2017	26.0	26.0	(2)(20)
					40.3	40.3
Paper Source, Inc. and Pine Holdings, Inc. (25)	Retailer of fine and artisanal paper products	First lien senior secured loan ($9.7 par due 9/2018)	7.40% (Libor + 6.25%/Q)	9/23/2013	9.7	9.7	(4)(20)
		Class A common stock (36,364 shares)		9/23/2013	6.0	6.4	(2)
					15.7	16.1
Things Remembered, Inc. and TRM Holdco Corp. (7)(25)	Personalized gifts retailer	First lien senior secured revolving loan ($0.9 par due 2/2019)	11.00% (Base Rate + 7.00%/Q)	8/30/2016	0.9	0.9	(2)(20)
		First lien senior secured loan ($11.3 par due 3/2020)		8/30/2016	10.6	2.6	(2)(19)
		Common stock (10,631,940 shares)		8/30/2016	6.1	—	(2)
					17.6	3.5
					73.6	59.9		0.85%
Hotel Services
Aimbridge Hospitality, LLC (25)	Hotel operator	First lien senior secured loan ($2.8 par due 10/2018)	8.25% (Libor + 7.00%/Q)	1/7/2016	2.8	2.8	(2)(15)(20)
		First lien senior secured loan ($3.3 par due 10/2018)	8.25% (Libor + 7.00%/Q)	7/15/2015	3.2	3.3	(2)(15)(20)
		First lien senior secured loan ($14.8 par due 10/2018)	8.25% (Libor + 7.00%/Q)	7/15/2015	14.7	14.8	(4)(15)(20)
					20.7	20.9
Pyramid Management Advisors, LLC and Pyramid Investors, LLC	Hotel Operator	First lien senior secured loan ($2.8 par due 7/2021)	11.73% (Libor + 10.12%/Q)	7/15/2016	2.8	2.7	(2)(20)
		First lien senior secured loan ($19.5 par due 7/2021)	11.12% (Libor + 10.12%/Q)	7/15/2016	19.5	18.9	(3)(20)
		First lien senior secured loan ($0.2 par due 7/2021)	11.12% (Libor + 10.12%/Q)	7/15/2016	0.2	0.2	(2)(20)
		Membership units (990,369 units)		7/15/2016	1.0	0.6	(2)
					23.5	22.4
					44.2	43.3		0.61%
Health Clubs
Athletic Club Holdings, Inc.	Premier health club operator	First lien senior secured loan ($35.0 par due 10/2020)	9.50% (Libor + 8.50%/Q)	10/11/2007	35.0	35.0	(3)(20)
CFW Co-Invest, L.P., NCP Curves, L.P. and Curves International Holdings, Inc.	Health club franchisor	Limited partnership interest (4,152,165 shares)		7/31/2012	4.2	1.4	(2)
		Limited partnership interest (2,218,235 shares)		7/31/2012	2.2	6.4	(2)(9)
		Common stock (1,680 shares)		11/12/2014	—	—	(2)(9)
					6.4	7.8
					41.4	42.8		0.61%

As of March 31, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Farming and Agriculture
QC Supply, LLC (25)	Specialty distributor and solutions provider to the swine and poultry markets	First lien senior secured revolving loan ($2.3 par due 12/2021)	7.00% (Libor + 6.00%/Q)	12/29/2016	2.3	2.3	(2)(20)
		First lien senior secured loan ($26.3 par due 12/2022)	7.00% (Libor + 6.00%/Q)	12/29/2016	26.3	26.3	(2)(20)
					28.6	28.6
					28.6	28.6		0.41%
Telecommunications
Adaptive Mobile Security Limited (9)	Developer of security software for mobile communications networks	First lien senior secured loan ($1.5 par due 7/2018)	12.00% (EURIBOR + 9.00% Cash, 1.00% PIK/M)	1/16/2015	1.7	1.5	(2)(20)
		First lien senior secured loan ($0.4 par due 10/2018)	12.00% (EURIBOR + 9.00% Cash, 1.00% PIK/M)	1/16/2015	0.5	0.4	(2)(20)
		First lien senior secured loan ($1.1 par due 10/2018)	12.00% (EURIBOR + 9.00% Cash, 1.00% PIK/M)	10/17/2016	1.1	1.1	(2)(20)
					3.3	3.0
American Broadband Holding Company and Cameron Holdings of NC, Inc.	Broadband communication services	Warrant to purchase up to 208 shares (expires 11/2017)		11/7/2007	—	4.1
		Warrant to purchase up to 200 shares (expires 9/2020)		9/1/2010	—	10.0
					—	14.1
CHL, LTD.	Repair and service solutions provider for cable, satellite and telecommunications based service providers	Warrant to purchase up to 120,000 shares of Series A common stock		1/3/2017	—	—
		Warrant to purchase up to 280,000 shares of Series B common stock		1/3/2017	—	—
		Warrant to purchase up to 80,000 shares of Series C common stock		1/3/2017	—	—
					—	—
LTG Acquisition, Inc.	Designer and manufacturer of display, lighting and passenger communication systems for mass transportation markets	Class A membership units (5,000 units)		1/3/2017	5.1	5.0
Startec Equity, LLC (8)	Communication services	Member interest		4/1/2010	—	—
Wilcon Holdings LLC	Communications infrastructure provider	Class A common stock (2,000,000 shares)		12/13/2013	1.8	3.9
					10.2	26.0		0.37%
Computers and Electronics
Everspin Technologies, Inc. (25)	Designer and manufacturer of computer memory solutions	First lien senior secured revolving loan ($1.1 par due 6/2017)	7.75% (Base Rate + 3.75%/M)	6/5/2015	1.1	1.1	(5)(20)
		First lien senior secured loan ($6.5 par due 6/2019)	8.85% (Libor + 7.75%/M)	6/5/2015	6.3	6.5	(5)(20)
		Warrant to purchase up to 18,461 shares of common stock (expires 10/2026)		6/5/2015	0.4	—	(5)
					7.8	7.6
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation (8)	Provider of high-speed intelligent document scanning hardware and software	Senior subordinated loan ($8.3 par due 6/2022)	14.00%	1/3/2017	8.1	8.3	(2)
		Senior subordinated loan ($8.3 par due 6/2022)	14.00%	1/3/2017	8.1	8.3	(2)

As of March 31, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Series A preferred stock (66,424,135 shares)		1/3/2017	—	0.4
		Class A common stock (33,173 shares)		1/3/2017	—	—
		Class B common stock (134,214 shares)		1/3/2017	—	—
					16.2	17.0
					24.0	24.6		0.35%
Printing, Publishing and Media
Earthcolor Group, LLC	Printing management services	Limited liability company interests (9.30%)		5/18/2012	—	—
EDS Group (8)(9)	Provider of print and digital services	First lien senior secured loan ($0.4 par due 6/2019)	6.00% (Libor + 5.00%/Q)	1/3/2017	0.4	0.4	(20)
		First lien senior secured loan ($0.6 par due 6/2019)	6.00% (Libor + 5.00%/Q)	1/3/2017	0.6	0.6	(20)
		First lien senior secured loan ($0.2 par due 6/2019)	6.00% (Libor + 5.00%/Q)	1/3/2017	0.2	0.2	(20)
		First lien senior secured loan ($0.6 par due 6/2019)	6.00% (Libor + 5.00%/Q)	1/3/2017	0.5	0.6	(20)
		First lien senior secured loan ($0.4 par due 6/2019)	6.00% (Libor + 5.00%/Q)	1/3/2017	0.3	0.4	(20)
		First lien senior secured loan ($0.1 par due 6/2019)	6.00% (Libor + 5.00%/Q)	1/3/2017	0.1	0.1	(20)
		Senior subordinated loan ($6.6 par due 6/2019)	3.13%	1/3/2017	4.7	4.9
		Senior subordinated loan ($6.8 par due 6/2019)	3.13%	1/3/2017	4.8	5.0
		Preferred stock (61,229 shares)		1/3/2017	0.1	0.1
		Common stock (2,432,750 shares)		1/3/2017	—	—
					11.7	12.3
Roark-Money Mailer LLC	Marketer, advertiser and distributor of coupons in the mail industry	Membership units (35,000 units)		1/3/2017	—	—
The Teaching Company Holdings, Inc.	Education publications provider	Preferred stock (10,663 shares)		9/29/2006	1.1	2.5	(2)
		Common stock (15,393 shares)		9/29/2006	—	—	(2)
					1.1	2.5
					12.8	14.8		0.21%
Housing and Building Materials
DiversiTech Corporation	Manufacturer and distributor of engineered components, chemicals and accessories for the repair, maintenance and installation of heating, ventilation, air conditioning and refrigeration systems	Second lien senior secured loan ($9.5 par due 11/2022)	9.00% (Libor + 8.00%/Q)	1/3/2017	9.5	9.5	(2)(20)
Halex Holdings, Inc. (8)	Manufacturer of flooring installation products	First lien senior secured revolving loan ($1.1 par due 12/2018)	—	1/24/2017	1.1	1.1
		Common stock (51,853 shares)		1/3/2017	—	—
					1.1	1.1
					10.6	10.6		0.15%
					$11,602.3	$11,407.4		162.42%

____________________________________________________

(1)
Other than the Company's investments listed in footnote 7 below (subject to the limitations set forth therein), the Company does not "Control" any of its portfolio companies, for the purposes of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the "Investment Company Act"). In general, under the Investment Company Act, the Company would "Control" a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. All of the Company's portfolio company investments, which as of March 31, 2017 represented 162% of the Company's net assets or 95% of the Company's total assets, are subject to legal restrictions on sales.

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

(7)
As defined in the Investment Company Act, the Company is deemed to be an "Affiliated Person" and "Control" this portfolio company because it owns 5% or more of the portfolio company's outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the three months ended March 31, 2017 in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to Control) are as follows:

(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
Campus Management Acquisition Corp.	$—	$—	$—	$—	$—	$—	$—	$—	$(0.6)
Crown Health Care Laundry Services, LLC and Crown Laundry Holdings, LLC	$—	$—	$—	$0.2	$—	$—	$0.1	$—	$0.3
ESCP PPG Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(0.4)
Financial Asset Management Systems, Inc. and FAMS Holdings, Inc.	$3.0	$2.8	$—	$0.1	$—	$—	$—	$—	$—
Ioxus, Inc	$—	$—	$—	$0.3	$—	$—	$—	$—	$0.7
NSI Holdings, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
Petroflow Energy Corporation and TexOak Petro Holdings LLC	$—	$1.5	$—	$0.1	$—	$—	$—	$0.1	$0.4
PIH Corporation and Primrose Holding Corporation	$16.9	$—	$—	$—	$—	$—	$—	$—	$2.6
Shock Doctor, Inc. and Shock Doctor Holdings, LLC	$—	$—	$—	$2.6	$—	$—	$—	$—	$(1.6)
Things Remembered, Inc. and TRM Holdco Corp.	$1.3	$0.4	$—	$—	$—	$—	$—	$—	$(0.9)
UL Holding Co., LLC	$—	$—	$—	$0.8	$—	$—	$—	$—	$—

(8)
As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" and "Control" this portfolio company because it owns more than 25% of the portfolio company's outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the three months ended March 31, 2017 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control are as follows:

(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
10th Street, LLC and New 10th Street, LLC	$—	$—	$—	$1.7	$—	$—	$—	$—	$—
ACAS 2007-1 CLO	$—	$—	$—	$—	$—	$—	$—	$—	$—
ACAS Equity Holdings Corporation	$0.5	$—	$—	$—	$—	$—	$—	$—	$(0.1)
ACAS Real Estate Holdings Corporation	$2.6	$—	$—	$—	$—	$—	$—	$—	$—
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc.	$—	$—	$—	$0.2	$—	$—	$—	$—	$(8.9)
Alcami Holdings, LLC	$264.0	$—	$—	$5.6	$—	$—	$0.5	$—	$0.8
AllBridge Financial, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(0.4)
Bellotto Holdings Limited	$193.6	$—	$—	$—	$—	$—	$—	$—	$5.3
Callidus Capital Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ciena Capital LLC	$—	$—	$—	$0.2	$—	$—	$—	$—	$(0.7)
CoLTS 2005-1	$—	$—	$—	$—	$—	$—	$—	$—	$—
CoLTS 2005-2	$—	$—	$—	$—	$—	$—	$—	$—	$—
Columbo Midco Limited, Columbo Bidco Limited and Columbo Topco Limited	$27.9	$—	$—	$—	$—	$—	$—	$—	$0.9
Community Education Centers, Inc. and CEC Parent Holdings LLC	$—	$—	$—	$1.1	$—	$8.4	$—	$—	$13.5
Competitor Group, Inc., Calera XVI, LLC and Champion Parent Corporation	$0.5	$—	$—	$0.5	$—	$—	$—	$—	$(1.8)
CSHM LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
ETG Holdings, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
Euro Druckservice / Blue Topco	$11.8	$—	$—	$0.1	$—	$—	$—	$—	$0.4
European Capital Private Debt LP	$97.9	$0.3	$97.7	$—	$—	$—	$—	$0.7	$—
European Capital UK SME Debt LP	$29.8	$0.8	$0.9	$—	$—	$—	$—	$(0.1)	$2.3
Fashion Holding Luxembourg SCA (Modacin/Camaeiu)	$—	$—	$—	$—	$—	$—	$—	$—	$—
FPI Holding Corporation	$0.4	$—	$—	$—	$—	$—	$—	$—	$—
Garden Fresh Restaurant Corp. and GFRC Holdings LLC	$4.2	$5.8	$—	$1.1	$—	$—	$0.1	$—	$3.7
Halex Holdings, Inc.	$1.1	$—	$—	$—	$—	$—	$—	$—	$—
HALT Medical, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
Hard 8 Games, LLC	$9.4	$—	$—	$—	$—	$—	$—	$—	$3.2
HCI Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation	$16.1	$—	$—	$0.6	$—	$—	$0.2	$—	$0.8
Ivy Hill Asset Management, L.P.	$228.6	$103.4	$—	$—	$—	$10.0	$—	$—	$(0.7)
LLSC Holdings Corporation (dba Lawrence Merchandising Services)	$19.2	$—	$—	$—	$—	$—	$—	$—	$0.4
Miles 33 (Finance) Limited	$15.2	$0.3	$—	$0.4	$—	$—	$—	$—	$0.5
Montgomery Lane, LLC and Montgomery Lane, Ltd.	$2.2	$—	$—	$—	$—	$—	$—	$—	$1.7
MVL Group, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
NECCO Holdings, Inc.	$25.3	$19.3	$—	$—	$—	$—	$—	$—	$0.2
NECCO Realty Investments LLC	$32.7	$—	$—	$0.9	$—	$—	$—	$—	$11.0
Orion Foods, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
Pillar Processing LLC and PHL Investors, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
Rug Doctor, LLC and RD Holdco Inc.	$30.9	$—	$—	$0.5	$—	$—	$—	$—	$(0.3)
S Toys Holdings LLC (fka The Step2 Company, LLC)	$—	$—	$—	$—	$—	$—	$—	$6.8	$(5.7)
Senior Direct Lending Program, LLC*	$0.2	$0.8	$—	$9.5	$—	$—	$0.4	$—	$—
Senior Secured Loan Fund LLC**	$—	$—	$—	$33.9	$0.1	$—	$2.2	$—	$4.8
Soil Safe, Inc. and Soil Safe Acquisition Corp.	$101.7	$0.6	$—	$3.0	$—	$—	$0.4	$—	$0.5
Startec Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
The Greeley Company, Inc. and HCP Acquisition Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—

______________________________________________________________________

*
Together with Varagon Capital Partners (“Varagon”), the Company has co-invested through the Senior Direct Lending Program LLC (d/b/a the "Senior Direct Lending Program” or the "SDLP"). The SDLP has been capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SDLP must be approved by an investment committee of the SDLP consisting of representatives of the Company and Varagon (with approval from a representative of each required); therefore, although the Company owns more than 25% of the voting securities of the SDLP, the Company does not believe that it has control over the SDLP (for purposes of the Investment Company Act or otherwise) because, among other things, these "voting securities" do not afford the Company the right to elect directors of the SDLP or any other special rights (see Note 4 to the consolidated financial statements).

**
Together with GE Global Sponsor Finance LLC and General Electric Capital Corporation (together, "GE"), the Company has co-invested through the Senior Secured Loan Fund LLC (d/b/a the "Senior Secured Loan Program” or the "SSLP"). The SSLP has been capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of the Company and GE (with approval from a representative of each required); therefore, although the Company owns more than 25% of the voting securities of the SSLP, the Company does not believe that it has control over the SSLP (for purposes of the Investment Company Act or otherwise) because, among other things, these "voting securities" do not afford the Company the right to elect directors of the SSLP or any other special rights (see Note 4 to the consolidated financial statements).

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

(11)
In the first quarter of 2011, the staff of the Securities and Exchange Commission (the "Staff") informally communicated to certain business development companies ("BDCs") the Staff's belief that certain entities, which would be classified as an "investment company" under the Investment Company Act but for the exception from the definition of "investment company" set forth in Rule 3a-7 promulgated under the Investment Company Act, could not be treated as eligible portfolio companies (as defined in Section 2(a)(46) under Investment Company Act) (i.e. not eligible to be included in a BDC's 70% "qualifying assets" basket). Subsequently, in August 2011 the Securities and Exchange Commission issued a concept release (the "Concept Release") which stated that "[a]s a general matter, the Commission presently does not believe that Rule 3a-7 issuers are the type of small, developing and financially troubled businesses in which the U.S. Congress intended BDCs primarily to invest" and requested comment on whether or not a 3a-7 issuer should be considered an "eligible portfolio company". The Company provided a comment letter in respect of the Concept Release and continues to believe that the language of Section 2(a)(46) of the Investment Company Act permits a BDC to treat as "eligible portfolio companies" entities that rely on the 3a-7 exception. However, given the current uncertainty in this area (including the language in the Concept Release) and subsequent discussions with the Staff, the Company has, solely for purposes of calculating the composition of its portfolio pursuant to Section 55(a) of the Investment Company Act, identified such entities, which include the SSLP, as "non-qualifying assets" should the Staff ultimately disagree with the Company's position. Pursuant to Section 55(a) of the Investment Company Act (using the Staff's methodology described above solely for this purpose), 28% of the Company's total assets are represented by investments at fair value and other assets that are considered "non-qualifying assets" as of March 31, 2017.

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

(14)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.00% on $73.9 aggregate principal amount of a "first out" tranche of the portfolio company's senior term debt previously syndicated by the Company into "first out" and "last out" tranches, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(15)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.50% on $69.0 aggregate principal amount of a "first out" tranche of the portfolio company's senior term debt previously syndicated by the Company into "first out" and "last out" tranches, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(17)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.75% on $63.3 aggregate principal amount of a "first out" tranche of the portfolio company's first lien senior secured loans, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(18)
The Company is entitled to receive a fixed fee upon the occurrence of certain events as defined in the credit agreement governing the Company's debt investment in the portfolio company. The fair value of such fee is included in the fair value of the debt investment.

(19)	Loan was on non-accrual status as of March 31, 2017.

(20)	Loan includes interest rate floor feature.

(21)
Represents the Company's yield on its investment in the SSLP at amortized cost. The certificates have a stated contractual coupon of LIBOR plus approximately 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the SSLP’s loan portfolio, after expenses. However, the SSLP Certificates are junior in right of payment to the Senior Notes held by GE, and the Company expects that for so long as principal proceeds from SSLP repayments are directed entirely to repay the Senior Notes as discussed above, the yield on the SSLP Certificates will be lower than the stated coupon and continue to decline. See Note 4 to the consolidated financial statements for more information on the SSLP.

(22)
In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from the SDLP's loan portfolio, after expenses, which may result in a return to the Company greater than the contractual stated interest rate.

(23)
As of March 31, 2017, no amounts were funded by the Company under this first lien senior secured revolving loan; however, there were letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 to the consolidated financial statements for further information on letters of credit commitments related to certain portfolio companies.

(24)
As of March 31, 2017, in addition to the amounts funded by the Company under this first lien senior secured revolving loan, there were also letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 to the consolidated financial statements for further information on letters of credit commitments related to certain portfolio companies.

(25)
As of March 31, 2017, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 7 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

.

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: drawn commitments	Total undrawn commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted undrawn revolving and delayed draw commitments
Accruent, LLC	$3.2	$(0.2)	$3.0	$—	$—	$3.0
ADCS Clinics Intermediate Holdings, LLC	5.0	(1.7)	3.3	—	—	3.3
ADG, LLC	13.7	(2.0)	11.7	—	—	11.7
Aimbridge Hospitality, LLC	2.4	—	2.4	—	—	2.4
Alcami Holdings LLC	30.0	(21.6)	8.4	—	—	8.4
Alita Care, LLC	5.0	(1.1)	3.9	—	—	3.9
American Seafoods Group LLC	22.1	(5.9)	16.2	—	—	16.2
Benihana, Inc.	3.2	(1.6)	1.6	—	—	1.6
BeyondTrust Software, Inc.	2.7	—	2.7	—	—	2.7
CCS Intermediate Holdings, LLC	7.5	(7.3)	0.2	—	—	0.2
Chariot Acquisition, LLC	1.0	—	1.0	—	—	1.0
Ciena Capital LLC	20.0	(14.0)	6.0	(6.0)	—	—
Clearwater Analytics, LLC	5.0	(1.2)	3.8	—	—	3.8
Competitor Group, Inc.	6.1	(6.1)	—	—	—	—
Component Hardware Group, Inc.	3.7	(1.9)	1.8	—	—	1.8
Convergint Technologies LLC	31.0	—	31.0	—	—	31.0
Cozzini Bros., Inc.	19.1	(1.0)	18.1	—	—	18.1
Crown Health Care Laundry Services, Inc.	17.0	(0.6)	16.4	—	—	16.4
CST Buyer Company	4.2	—	4.2	—	—	4.2
D4C Dental Brands, Inc.	5.0	—	5.0	—	—	5.0
DCA Investment Holding, LLC	5.8	(1.5)	4.3	—	—	4.3
Dorner Holding Corp.	3.3	(1.0)	2.3	—	—	2.3
DTI Holdco, Inc. and OPE DTI Holdings, Inc.	8.8	—	8.8	—	—	8.8
Eckler Industries, Inc.	4.0	(2.0)	2.0	(2.0)	—	—
Emerus Holdings, Inc.	2.0	—	2.0	—	—	2.0
EN Engineering, L.L.C.	5.0	—	5.0	—	—	5.0
Everspin Technologies, Inc.	4.0	(1.1)	2.9	—	—	2.9
Faction Holdings, Inc.	2.0	—	2.0	—	—	2.0
Galls, LLC	10.7	—	10.7	—	—	10.7
Garden Fresh Restaurant Corp.	9.8	(2.3)	7.5	—	—	7.5
Gentle Communications, LLC	5.0	—	5.0	—	—	5.0
Greenphire, Inc.	2.0	(0.5)	1.5	—	—	1.5
Halex Holdings, Inc.	2.0	(1.1)	0.9	—	—	0.9
Harvey Tool Company, LLC	0.8	—	0.8	—	—	0.8
Hercules Achievement, Inc.	0.7	—	0.7	—	—	0.7
Hygiena Borrower LLC	5.3	—	5.3	—	—	5.3
ICSH, Inc.	5.0	(2.1)	2.9	—	—	2.9
Infilaw Holding, LLC	20.0	(13.5)	6.5	(6.5)	—	—
iPipeline, Inc.	4.0	—	4.0	—	—	4.0
Itel Laboratories, Inc.	2.5	—	2.5	—	—	2.5
K2 Pure Solutions Nocal, L.P.	5.0	(1.5)	3.5	—	—	3.5
KHC Holdings, Inc.	6.9	—	6.9	—	—	6.9
Lakeland Tours, LLC	11.9	(0.5)	11.4	—	—	11.4
LBP Intermediate Holdings LLC	0.9	(0.1)	0.8	—	—	0.8
Liaison Acquisition, LLC	3.9	—	3.9	—	—	3.9
Massage Envy, LLC	5.0	—	5.0	—	—	5.0

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: drawn commitments	Total undrawn commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted undrawn revolving and delayed draw commitments
McKenzie Sports Products, LLC	4.5	—	4.5	—	—	4.5
Ministry Brands LLC	10.9	(3.8)	7.1	—	—	7.1
MW Dental Holding Corp.	10.0	(1.5)	8.5	—	—	8.5
My Health Direct, Inc.	1.0	(1.0)	—	—	—	—
NECCO Holdings, Inc.	25.0	(16.0)	9.0	—	—	9.0
Niagara Fiber Intermediate Corp.	1.9	(1.9)	—	—	—	—
Nordco Inc	11.3	—	11.3	—	—	11.3
NSM Sub Holdings Corp.	5.0	—	5.0	—	—	5.0
OmniSYS Acquisition Corporation	2.5	—	2.5	—	—	2.5
Osmose Utilities Services, Inc.	6.0	—	6.0	—	—	6.0
OTG Management, LLC	19.8	—	19.8	—	—	19.8
Paper Source, Inc.	2.5	—	2.5	—	—	2.5
Pegasus Intermediate Holdings, LLC	5.0	—	5.0	—	—	5.0
PIH Corporation	3.3	(0.6)	2.7	—	—	2.7
Professional Datasolutions, Inc.	1.9	—	1.9	—	—	1.9
QC Supply, LLC	26.7	(2.3)	24.4	—	—	24.4
Restaurant Technologies, Inc.	5.4	(1.4)	4.0	—	—	4.0
Retriever Medical/Dental Payments LLC	3.5	—	3.5	—	—	3.5
RuffaloCODY, LLC	7.7	(0.2)	7.5	—	—	7.5
Severin Acquisition, LLC	2.9	—	2.9	—	—	2.9
Shift PPC LLC	1.5	—	1.5	—	—	1.5
Soil Safe, Inc.	5.6	(3.7)	1.9	—	—	1.9
Sonny's Enterprises, LLC	1.8	—	1.8	—	—	1.8
The Gordian Group, LLC	1.1	—	1.1	—	—	1.1
Things Remembered, Inc.	2.4	(0.9)	1.5	—	—	1.5
Towne Holdings, Inc.	1.0	—	1.0	—	—	1.0
TPTM Merger Corp.	2.5	(1.3)	1.2	—	—	1.2
Urgent Cares of America Holdings I, LLC	16.0	—	16.0	—	—	16.0
VRC Companies LLC	2.5	—	2.5	—	—	2.5
Zemax, LLC	3.0	—	3.0	—	—	3.0
Zywave, Inc.	10.5	—	10.5	—	—	10.5
	$547.9	$(128.0)	$419.9	$(14.5)	$—	$405.4

(26) As of March 31, 2017, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows (dollar amount in thousands):

(in millions) Portfolio Company	Total private equity commitments	Less: funded private equity commitments	Total unfunded private equity commitments	Less: private equity commitments substantially at the discretion of the Company	Total net adjusted unfunded private equity commitments
Partnership Capital Growth Investors III, L.P.	$5.0	$(4.4)	$0.6	$—	$0.6
PCG-Ares Sidecar Investment, L.P. and PCG-Ares Sidecar Investment II, L.P.	50.0	(11.6)	38.4	(38.4)	—
Piper Jaffray Merchant Banking Fund I, L.P.	2.0	(1.8)	0.2	—	0.2
European Capital UK SME Debt LP	31.1	(16.3)	14.8	(14.8)	—
	$88.1	$(34.1)	$54.0	$(53.2)	$0.8

(27)
As of March 31, 2017, the Company had commitments to co-invest in the SSLP for its portion of the SSLP’s commitment to fund delayed draw loans of up to $7.3. See Note 4 to the consolidated financial statements for more information on the SSLP.

(28)
As of March 31, 2017, the Company had commitments to co-invest in the SDLP for its portion of the SDLP’s commitment to fund delayed draw loans of up to $35.3. See Note 4 to the consolidated financial statements for more information on the SDLP.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2016
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Investment Funds and Vehicles
HCI Equity, LLC (8)(9)(10)	Investment company	Member interest (100.00% interest)		4/1/2010	$—	$0.1
Imperial Capital Private Opportunities, LP (10)(25)	Investment partnership	Limited partnership interest (80.00% interest)		5/10/2007	4.0	16.8	(2)
Partnership Capital Growth Fund I, L.P. (10)	Investment partnership	Limited partnership interest (25.00% interest)		6/16/2006	—	0.1	(2)
Partnership Capital Growth Investors III, L.P. (10)(25)	Investment partnership	Limited partnership interest (2.50% interest)		10/5/2011	2.7	3.2	(2)
PCG-Ares Sidecar Investment II, L.P. (10)(25)	Investment partnership	Limited partnership interest (100.00% interest)		10/31/2014	7.5	12.5	(2)
PCG-Ares Sidecar Investment, L.P. (10)(25)	Investment partnership	Limited partnership interest (100.00% interest)		5/22/2014	3.4	4.2	(2)
Piper Jaffray Merchant Banking Fund I, L.P. (10)(25)	Investment partnership	Limited partnership interest (2.00% interest)		8/16/2012	1.7	1.5
Senior Direct Lending Program, LLC (8)(10)(27)	Co-investment vehicle	Subordinated certificates ($269.8 par due 12/2036)(21)	9.00% (Libor + 8.00%/Q) (21)	7/27/2016	269.8	269.8
		Member interest (87.50% interest)		7/27/2016	—	—
					269.8	269.8
Senior Secured Loan Fund LLC (8)(11)(26)	Co-investment vehicle	Subordinated certificates ($2,004.0 par due 12/2024)(20)	9.00% (Libor + 8.00%/M) (20)	10/30/2009	1,938.4	1,914.2
		Member interest (87.50% interest)		10/30/2009	—	—
					1,938.4	1,914.2
VSC Investors LLC (10)	Investment company	Membership interest (1.95% interest)		1/24/2008	0.3	1.2	(2)
					2,227.8	2,223.6		43.05%
Healthcare Services
Absolute Dental Management LLC and ADM Equity, LLC	Dental services provider	First lien senior secured loan ($18.8 par due 1/2022)	9.06% (Libor + 8.06%/Q)	1/5/2016	18.8	17.8	(3)(19)
		First lien senior secured loan ($5.0 par due 1/2022)	9.06% (Libor + 8.06%/Q)	1/5/2016	5.0	4.8	(4)(19)
		Class A preferred units (4,000,000 units)		1/5/2016	4.0	0.8	(2)
		Class A common units (4,000,000 units)		1/5/2016	—	0.8	(2)
					27.8	24.2
ADCS Billings Intermediate Holdings, LLC (24)	Dermatology practice	First lien senior secured revolving loan ($1.6 par due 5/2022)	8.50% (Base Rate + 4.75%/Q)	5/18/2016	1.6	1.6	(2)(19)(23)
ADG, LLC and RC IV GEDC Investor LLC (24)	Dental services provider	First lien senior secured revolving loan ($2.0 par due 9/2022)	5.75% (Libor + 4.75%/Q)	9/28/2016	2.0	2.0	(2)(19)
		Second lien senior secured loan ($87.5 par due 3/2024)	10.00% (Libor + 9.00%/Q)	9/28/2016	87.5	87.5	(2)(19)
		Membership units (3,000,000 units)		9/28/2016	3.0	3.0	(2)
					92.5	92.5
Alegeus Technologies Holdings Corp.	Benefits administration and transaction processing provider	Preferred stock (2,997 shares)		12/13/2013	3.1	2.2
		Common stock (3 shares)		12/13/2013	—	—
					3.1	2.2
Argon Medical Devices, Inc.	Manufacturer and marketer of single-use specialty medical devices	Second lien senior secured loan ($9.0 par due 6/2022)	10.50% (Libor + 9.50%/Q)	12/23/2015	8.8	9.0	(2)(19)
AwarePoint Corporation	Healthcare technology platform developer	First lien senior secured loan ($8.8 par due 6/2018)	11.50% (Libor + 10.50%/M)	9/5/2014	8.6	8.8	(2)(19)
		Warrant to purchase up to 3,213,367 shares of Series 1 preferred stock (expires 9/2024)		11/14/2014	—	0.6	(2)
					8.6	9.4
CCS Intermediate Holdings, LLC and CCS Group Holdings, LLC (24)	Correctional facility healthcare operator	First lien senior secured revolving loan ($3.8 par due 7/2019)	5.00% (Libor + 4.00%/Q)	7/23/2014	3.8	3.2	(2)(19)(23)

As of December 31, 2016
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured revolving loan ($1.6 par due 7/2019)	6.75% (Base Rate + 3.00%/Q)	7/23/2014	1.6	1.4	(2)(19)(23)
		First lien senior secured loan ($6.6 par due 7/2021)	5.00% (Libor + 4.00%/Q)	7/23/2014	6.6	5.6	(2)(19)
		Second lien senior secured loan ($135.0 par due 7/2022)	9.38% (Libor + 8.38%/Q)	7/23/2014	134.0	101.3	(2)(19)
		Class A units (601,937 units)		8/19/2010	—	0.1	(2)
					146.0	111.6
Correctional Medical Group Companies, Inc.	Correctional facility healthcare operator	First lien senior secured loan ($3.1 par due 9/2021)	9.38% (Libor + 8.38%/Q)	9/29/2015	3.1	3.0	(2)(19)
		First lien senior secured loan ($48.8 par due 9/2021)	9.38% (Libor + 8.38%/Q)	9/29/2015	48.8	47.8	(3)(19)
					51.9	50.8
D4C Dental Brands HoldCo, Inc. and Bambino Group Holdings, LLC (24)	Dental services provider	Class A preferred units (1,000,000 units)		12/21/2016	1.0	1.0	(2)
DCA Investment Holding, LLC (24)	Multi-branded dental practice management	First lien senior secured revolving loan ($2.1 par due 7/2021)	8.00% (Base Rate + 4.25%/Q)	7/2/2015	2.1	2.0	(2)(19)(23)
		First lien senior secured loan ($18.9 par due 7/2021)	6.25% (Libor + 5.25%/Q)	7/2/2015	18.8	18.5	(4)(19)
					20.9	20.5
DNAnexus, Inc.	Bioinformatics company	First lien senior secured loan ($9.7 par due 10/2018)	9.25% (Libor + 8.25%/M)	3/21/2014	9.5	9.7	(2)(19)
		Warrant to purchase up to 909,092 units of Series C preferred stock (expires 3/2024)		3/21/2014	—	0.1	(2)
					9.5	9.8
Global Healthcare Exchange, LLC and GHX Ultimate Parent Corp.	On-demand supply chain automation solutions provider	Second lien senior secured loan ($47.5 par due 8/2023)	9.75% (Libor + 8.75%/Q)	8/18/2016	46.8	47.5	(2)(19)
		Class A common stock (1,788 shares)		3/11/2014	1.8	1.8	(2)
		Class B common stock (980 shares)		3/11/2014	—	5.5	(2)
					48.6	54.8
Greenphire, Inc. and RMCF III CIV XXIX, L.P (24)	Software provider for clinical trial management	First lien senior secured loan ($1.5 par due 12/2018)	9.00% (Libor + 8.00%/M)	12/19/2014	1.5	1.5	(2)(19)
		First lien senior secured loan ($3.6 par due 12/2018)	9.00% (Libor + 8.00%/M)	12/19/2014	3.6	3.6	(2)(19)
		Limited partnership interest (99.90% interest)		12/19/2014	1.0	1.2	(2)
					6.1	6.3
Hygiena Borrower LLC (24)	Adenosine triphosphate testing technology provider	Second lien senior secured loan ($10.0 par due 8/2023)	10.00% (Libor + 9.00%/Q)	8/26/2016	10.0	10.0	(2)(19)
INC Research Mezzanine Co-Invest, LLC	Pharmaceutical and biotechnology consulting services	Common stock (13,252 shares)		9/27/2010	—	0.7	(2)
Intermedix Corporation	Revenue cycle management provider to the emergency healthcare industry	Second lien senior secured loan ($112.0 par due 6/2020)	9.25% (Libor + 8.25%/Q)	12/27/2012	112.0	108.6	(2)(19)
MC Acquisition Holdings I, LLC	Healthcare professional provider	Class A units (1,338,314 shares)		1/17/2014	1.3	1.2	(2)
MW Dental Holding Corp. (24)	Dental services provider	First lien senior secured revolving loan ($1.5 par due 4/2018)	9.00% (Libor + 7.50%/Q)	4/12/2011	1.5	1.5	(2)(19)
		First lien senior secured loan ($44.9 par due 4/2018)	9.00% (Libor + 7.50%/Q)	4/12/2011	44.9	44.9	(2)(19)
		First lien senior secured loan ($47.3 par due 4/2018)	9.00% (Libor + 7.50%/Q)	4/12/2011	47.3	47.3	(3)(19)
		First lien senior secured loan ($19.5 par due 4/2018)	9.00% (Libor + 7.50%/Q)	4/12/2011	19.5	19.5	(4)(19)
					113.2	113.2

As of December 31, 2016
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
My Health Direct, Inc. (24)	Healthcare scheduling exchange software solution provider	First lien senior secured revolving loan ($0.5 par due 9/2017)	8.75% (Base Rate + 5.00%/M)	9/18/2014	0.5	0.5	(2)(19)
		First lien senior secured loan ($1.3 par due 1/2018)	10.75%	9/18/2014	1.3	1.3	(2)
		Warrant to purchase up to 4,548 shares of Series D preferred stock (expires 9/2024)		9/18/2014	—	—	(2)
					1.8	1.8
New Trident Holdcorp, Inc.	Outsourced mobile diagnostic healthcare service provider	Second lien senior secured loan ($80.0 par due 7/2020)	10.75% (Libor + 9.50%/Q)	8/6/2013	79.1	80.0	(2)(19)
NMSC Holdings, Inc. and ASP NAPA Holdings, LLC	Anesthesia management services provider	Second lien senior secured loan ($72.8 par due 10/2023)	11.00% (Libor + 10.00%/Q)	4/19/2016	72.8	72.8	(2)(19)
		Class A units (25,277 units)		4/19/2016	2.5	2.4	(2)
					75.3	75.2
Nodality, Inc.	Biotechnology company	First lien senior secured loan ($2.3 par due 8/2016)		11/12/2015	2.1	0.4	(2)(18)
		First lien senior secured loan ($10.9 par due 8/2016)		4/25/2014	9.7	2.0	(2)(18)
		Warrant to purchase up to 3,736,255 shares of common stock (expires 3/2026)		3/15/16	—	—	(2)
					11.8	2.4
NSM Sub Holdings Corp. (24)	Provider of customized mobility, rehab and adaptive seating systems	First lien senior secured revolving loan ($0.6 par due 10/2022)	6.00% (Libor + 5.00%/Q)	10/3/2016	0.6	0.6	(2)(19)
		First lien senior secured revolving loan ($0.3 par due 10/2022)	7.75% (Base Rate + 4.00%/Q)	10/3/2016	0.3	0.3	(2)(19)
					0.9	0.9
nThrive, Inc. (fka Precyse Acquisition Corp.)	Provider of healthcare information management technology and services	Second lien senior secured loan ($10.0 par due 4/2023)	10.75% (Libor + 9.75%/Q)	4/20/2016	9.6	10.0	(2)(19)
OmniSYS Acquisition Corporation, OmniSYS, LLC, and OSYS Holdings, LLC (24)	Provider of technology-enabled solutions to pharmacies	First lien senior secured loan ($5.9 par due 11/2018)	8.50% (Libor + 7.50%/Q)	11/21/2013	5.9	5.9	(4)(19)
		Limited liability company membership interest (1.57%)		11/21/2013	1.0	0.7	(2)
					6.9	6.6
Patterson Medical Supply, Inc.	Distributor of rehabilitation supplies and equipment	Second lien senior secured loan ($78.0 par due 8/2023)	9.50% (Libor + 8.50%/Q)	9/2/2015	76.1	78.0	(2)(19)
PerfectServe, Inc.	Communications software platform provider for hospitals and physician practices	First lien senior secured loan ($9.0 par due 3/2020)	9.00% (Libor + 8.00%/M)	9/15/2015	8.7	9.0	(2)(19)
		First lien senior secured loan ($2.0 par due 6/2020)	9.00% (Libor + 8.00%/M)	9/15/2015	2.0	2.0	(2)(19)
		First lien senior secured loan ($3.0 par due 6/2021)	9.00% (Libor + 8.00%/M)	9/15/2015	3.0	3.0	(2)(19)
		Warrant to purchase up to 28,428 shares of Series C preferred stock (expires 9/2025)		9/15/2015	0.2	0.3	(2)
		Warrant to purchase up to 34,113 units of Series C preferred stock (expires 12/2023)		12/26/2013	—	0.3	(2)
					13.9	14.6
PhyMED Management LLC	Provider of anesthesia services	Second lien senior secured loan ($47.2 par due 5/2021)	9.75% (Libor + 8.75%/Q)	12/18/2015	46.6	45.8	(2)(19)
Respicardia, Inc.	Developer of implantable therapies to improve cardiovascular health	Warrant to purchase up to 99,094 shares of Series C preferred stock (expires 6/2022)		6/28/2012	—	—	(2)
Sarnova HC, LLC, Tri-Anim Health Services, Inc., and BEMS Holdings, LLC	Distributor of emergency medical service and respiratory products	Second lien senior secured loan ($54.0 par due 7/2022)	10.50% (Libor + 9.50%/Q)	1/29/2016	54.0	54.0	(2)(19)

As of December 31, 2016
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Transaction Data Systems, Inc.	Pharmacy management software provider	Second lien senior secured loan ($7.8 par due 6/2022)	10.00% (Libor + 9.00%/Q)	6/15/2015	7.8	7.8	(2)(19)
		Second lien senior secured loan ($27.5 par due 6/2022)	10.00% (Libor + 9.00%/Q)	6/15/2015	27.5	27.5	(2)(19)
					35.3	35.3
U.S. Anesthesia Partners, Inc.	Anesthesiology service provider	Second lien senior secured loan ($23.5 par due 9/2020)	10.25% (Libor + 9.25%/Q)	12/14/2015	23.5	23.5	(2)(19)
		Second lien senior secured loan ($50.0 par due 9/2020)	10.25% (Libor + 9.25%/Q)	9/24/2014	50.0	50.0	(2)(19)
					73.5	73.5
Urgent Cares of America Holdings I, LLC and FastMed Holdings I, LLC (24)	Operator of urgent care clinics	First lien senior secured loan ($13.9 par due 12/2022)	7.00% (Libor + 6.00%/Q)	12/1/2015	13.9	12.6	(2)(19)
		First lien senior secured loan ($54.2 par due 12/2022)	7.00% (Libor + 6.00%/Q)	12/1/2015	54.2	49.3	(2)(19)
		Preferred units (7,696,613 units)		6/11/2015	7.7	9.4
		Series A common units (2,000,000 units)		6/11/2015	2.0	0.1
		Series C common units (1,026,866 units)		6/11/2015	—	—
					77.8	71.4
Vertice Pharma UK Parent Limited	Manufacturer and distributor of generic pharmaceutical products	Preferred shares (40,662 shares)		12/21/2015	0.4	0.4	(9)
Young Innovations, Inc.	Dental supplies and equipment manufacturer	Second lien senior secured loan ($31.4 par due 7/2019)	10.25% (Libor + 9.25%/Q)	10/18/2016	31.4	31.4	(2)(19)
		Second lien senior secured loan ($55.0 par due 7/2019)	10.25% (Libor + 9.25%/Q)	5/30/2014	55.0	55.0	(2)(19)
					86.4	86.4
					1,312.3	1,263.7		24.47%
Business Services
Accruent, LLC and Athena Parent, Inc. (24)	Real estate and facilities management software provider	First lien senior secured revolving loan ($0.3 par due 5/2022)	8.00% (Base Rate + 4.25%/Q)	5/16/2016	0.3	0.3	(2)(19)
		Second lien senior secured loan ($10.5 par due 11/2022)	12.50% (Base Rate + 8.75%/Q)	9/19/2016	10.5	10.5	(2)(19)
		Second lien senior secured loan ($42.5 par due 11/2022)	10.75% (Libor + 9.75%/Q)	9/19/2016	42.5	42.5	(2)(19)
		Series A preferred stock (778 shares)		9/19/2016	0.8	0.8	(2)
		Common stock (3,000 shares)		5/16/2016	3.0	3.1	(2)
					57.1	57.2
Acrisure, LLC, Acrisure Investors FO, LLC and Acrisure Investors SO, LLC (24)	Retail insurance advisor and brokerage	Second lien senior secured loan ($88.6 par due 11/2024)	10.25% (Libor + 9.25%/Q)	11/22/2016	88.6	88.6	(2)(19)
		Membership interests (8,502,697 units)		11/18/2016	8.5	8.5	(2)
		Membership interests (2,125,674 units)		11/18/2016	2.1	2.1	(2)
					99.2	99.2
Brandtone Holdings Limited (9)	Mobile communications and marketing services provider	First lien senior secured loan ($4.7 par due 11/2018)		5/11/2015	4.5	—	(2)(18)
		First lien senior secured loan ($3.1 par due 2/2019)		5/11/2015	3.0	—	(2)(18)
		Warrant to purchase up to 184,003 units of Series Three participating convertible preferred shares (expires 8/2026)		5/11/2015	—	—	(2)
					7.5	—
CallMiner, Inc.	Provider of cloud-based conversational analytics solutions	Second lien senior secured loan ($2.1 par due 5/2018)	10.50% (Libor + 9.50%/M)	7/23/2014	2.1	2.1	(2)(19)

As of December 31, 2016
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Second lien senior secured loan ($1.2 par due 8/2018)	10.50% (Libor + 9.50%/M)	7/23/2014	1.2	1.2	(2)(19)
		Warrant to purchase up to 2,350,636 shares of Series 1 preferred stock (expires 7/2024)		7/23/2014	—	—	(2)
					3.3	3.3
CIBT Investment Holdings, LLC	Expedited travel document processing services	Class A shares (2,500 shares)		12/15/2011	2.5	5.9	(2)
CMW Parent LLC (fka Black Arrow, Inc.)	Multiplatform media firm	Series A units (32 units)		9/11/2015	—	—	(2)
Command Alkon, Incorporated and CA Note Issuer, LLC	Software solutions provider to the ready-mix concrete industry	Second lien senior secured loan ($10.0 par due 8/2020)	9.25% (Libor + 8.25%/Q)	9/28/2012	10.0	10.0	(2)(19)
		Second lien senior secured loan ($11.5 par due 8/2020)	9.44% (Libor + 8.25%/Q)	9/28/2012	11.5	11.5	(2)(19)
		Second lien senior secured loan ($26.5 par due 8/2020)	9.25% (Libor + 8.25%/Q)	9/28/2012	26.5	26.5	(2)(19)
		Senior subordinated loan ($23.3 par due 8/2021)	14.00% PIK	8/8/2014	23.3	23.3	(2)
					71.3	71.3
Compuware Parent, LLC	Web and mobile cloud performance testing and monitoring services provider	Class A-1 common stock (4,132 units)		12/15/2014	2.3	2.0	(2)
		Class B-1 common stock (4,132 units)		12/15/2014	0.5	0.4	(2)
		Class C-1 common stock (4,132 units)		12/15/2014	0.3	0.3	(2)
		Class A-2 common stock (4,132 units)		12/15/2014	—	—	(2)
		Class B-2 common stock (4,132 units)		12/15/2014	—	—	(2)
		Class C-2 common stock (4,132 units)		12/15/2014	—	—	(2)
					3.1	2.7
Directworks, Inc. and Co-Exprise Holdings, Inc.	Provider of cloud-based software solutions for direct materials sourcing and supplier management for manufacturers	First lien senior secured loan ($1.9 par due 4/2018)	10.25% (Libor + 9.25%/M)	12/19/2014	1.9	1.7	(2)(19)
		Warrant to purchase up to 1,875,000 shares of Series 1 preferred stock (expires 12/2024)		12/19/2014	—	—	(2)
					1.9	1.7
DTI Holdco, Inc. and OPE DTI Holdings, Inc. (24)	Provider of legal process outsourcing and managed services	First lien senior secured loan ($4.2 par due 9/2023)	6.25% (Libor + 5.25%/Q)	9/23/2016	4.1	4.1	(2)(19)
		Class A common stock (7,500 shares)		8/19/2014	7.5	3.8	(2)
		Class B common stock (7,500 shares)		8/19/2014	—	3.8	(2)
					11.6	11.7
Faction Holdings, Inc. and The Faction Group LLC (fka PeakColo Holdings, Inc.) (24)	Wholesaler of cloud-based software applications and services	First lien senior secured revolving loan ($2.0 par due 11/2017)	8.00% (Base Rate + 4.25%/M)	11/3/2014	2.0	2.0	(2)(19)
		First lien senior secured loan ($3.0 par due 12/2019)	9.75% (Libor + 8.75%/M)	12/3/2015	3.0	3.0	(2)(19)
		First lien senior secured loan ($3.2 par due 5/2019)	9.75% (Libor + 8.75%/M)	11/3/2014	3.2	3.2	(2)(19)
		Warrant to purchase up to 1,481 shares of Series A preferred stock (expires 12/2025)		12/3/2015	—	—	(2)
		Warrant to purchase up to 2,037 shares of Series A preferred stock (expires 11/2024)		11/3/2014	0.1	0.1	(2)
					8.3	8.3
First Insight, Inc.	Software company providing merchandising and pricing solutions to companies worldwide	Warrant to purchase up to 122,827 units of Series C preferred stock (expires 3/2024)		3/20/2014	—	—	(2)
iControl Networks, Inc. and uControl Acquisition, LLC	Software and services company for the connected home market	Second lien senior secured loan ($20.0 par due 3/2019)	9.74% (Libor + 8.50%/M)	2/19/2015	19.8	20.2	(2)(17)(19)
		Warrant to purchase up to 385,616 shares of Series D preferred stock (expires 2/2022)		2/19/2015	—	—	(2)
					19.8	20.2
IfByPhone Inc.	Voice-based marketing automation software provider	Warrant to purchase up to 124,300 shares of Series C preferred stock (expires 10/2022)		10/15/2012	0.1	0.1	(2)
Interactions Corporation	Developer of a speech recognition software based customer interaction system	Second lien senior secured loan ($2.3 par due 7/2019)	9.85% (Libor + 8.85%/M)	6/16/2015	2.1	2.3	(19)
		Second lien senior secured loan ($21.1 par due 7/2019)	9.85% (Libor + 8.85%/M)	6/16/2015	20.9	21.1	(5)(19)
		Warrant to purchase up to 68,187 shares of Series G-3 convertible preferred stock (expires 6/2022)		6/16/2015	0.3	0.3	(2)
					23.3	23.7
iPipeline, Inc., Internet Pipeline, Inc. and iPipeline Holdings, Inc. (24)	Provider of SaaS-based software solutions to the insurance and financial services industry	First lien senior secured loan ($46.9 par due 8/2022)	8.25% (Libor + 7.25%/Q)	8/4/2015	46.9	46.9	(3)(19)
		First lien senior secured loan ($14.8 par due 8/2022)	8.25% (Libor + 7.25%/Q)	8/4/2015	14.8	14.8	(4)(19)
		Preferred stock (1,485 shares)		8/4/2015	1.5	2.7	(2)
		Common stock (647,542 shares)		8/4/2015	—	0.1	(2)
					63.2	64.5
IronPlanet, Inc.	Online auction platform provider for used heavy equipment	Warrant to purchase up to 133,333 shares of Series C preferred stock (expires 9/2023)		9/24/2013	0.2	0.1	(2)
Itel Laboratories, Inc. (24)	Data services provider for building materials to property insurance industry	Preferred units (1,798,391 units)		6/29/2012	1.0	1.3	(2)
Market Track Holdings, LLC	Business media consulting services company	Preferred stock (1,685 shares)		12/13/2013	2.2	2.8
		Common stock (16,251 shares)		12/13/2013	2.2	2.8
					4.4	5.6
Maximus Holdings, LLC	Provider of software simulation tools and related services	Warrant to purchase up to 1,050,013 shares of common stock (expires 10/2019)		12/13/2013	—	1.5
Ministry Brands, LLC and MB Parent HoldCo, L.P. (24)	Software and payment services provider to faith-based institutions	First lien senior secured revolving loan ($3.8 par due 12/2022)	6.00% (Libor + 5.00%/Q)	12/2/2016	3.8	3.8	(2)(19)
		First lien senior secured loan ($7.6 par due 12/2022)	6.00% (Libor + 5.00%/Q)	12/2/2016	7.5	7.6	(2)(19)
		Second lien senior secured loan ($90.0 par due 6/2023)	10.25% (Libor + 9.25%/Q)	12/2/2016	89.2	90.0	(2)(19)
		Class A units (500,000 units)		12/2/2016	5.0	5.0	(2)
					105.5	106.4
MVL Group, Inc. (8)	Marketing research provider	Senior subordinated loan ($0.5 par due 7/2012)		4/1/2010	0.2	0.2	(2)(18)
		Common stock (560,716 shares)		4/1/2010	—	—	(2)
					0.2	0.2
NAS, LLC, Nationwide Marketing Group, LLC and Nationwide Administrative Services, Inc.	Buying and marketing services organization for appliance, furniture and consumer electronics dealers	Second lien senior secured loan ($24.1 par due 12/2021)	9.75% (Libor + 8.75%/Q)	6/1/2015	24.1	22.4	(2)(19)
PayNearMe, Inc.	Electronic cash payment system provider	First lien senior secured loan ($10.0 par due 9/2019)	9.50% (Libor + 8.50%/M)	3/11/2016	9.6	10.0	(5)(19)
		Warrant to purchase up to 195,726 shares of Series E preferred stock (expires 3/2023)		3/11/2016	0.2	—	(5)
					9.8	10.0
Pegasus Intermediate Holdings, LLC (24)	Plant maintenance and scheduling process software provider	First lien senior secured loan ($1.3 par due 11/2022)	7.25% (Libor + 6.25%/Q)	11/7/2016	1.3	1.3	(2)(19)
PHL Investors, Inc., and PHL Holding Co. (8)	Mortgage services	Class A common stock (576 shares)		7/31/2012	3.8	—	(2)
Planview, Inc.	Provider of project and portfolio management software	Second lien senior secured loan ($30.0 par due 8/2022)	10.50% (Libor + 9.50%/Q)	8/9/2016	30.0	30.5	(2)(19)
Poplicus Incorporated	Business intelligence and market analytics platform for companies that sell to the public sector	First lien senior secured loan ($5.3 par due 1/2018)		6/25/2015	4.7	2.6	(5)(18)
		Warrant to purchase up to 2,402,991 shares of Series C preferred stock (expires 6/2025)		6/25/2015	0.1	—	(5)
					4.8	2.6
PowerPlan, Inc. and Project Torque Ultimate Parent Corporation	Fixed asset financial management software provider	Second lien senior secured loan ($30.0 par due 2/2023)	10.00% (Libor + 9.00%/Q)	2/23/2015	29.8	30.0	(2)(19)
		Second lien senior secured loan ($50.0 par due 2/2023)	10.00% (Libor + 9.00%/Q)	2/23/2015	49.6	50.0	(3)(19)
		Class A common stock (1,980 shares)		2/23/2015	2.0	—	(2)
		Class B common stock (989,011 shares)		2/23/2015	—	3.8	(2)
					81.4	83.8
Powersport Auctioneer Holdings, LLC	Powersport vehicle auction operator	Common units (1,972 units)		3/2/2012	1.0	1.5	(2)
Project Alpha Intermediate Holding, Inc. and Qlik Parent, Inc.	Provider of data visualization software for data analytics	First lien senior secured loan ($50.4 par due 8/2022)	9.25% (Libor + 8.25%/Q)	8/22/2016	49.7	50.4	(2)(19)
		First lien senior secured loan ($59.9 par due 8/2022)	9.25% (Libor + 8.25%/Q)	8/22/2016	59.0	59.9	(3)(19)
		First lien senior secured loan ($20.0 par due 8/2022)	9.25% (Libor + 8.25%/Q)	8/22/2016	19.7	20.0	(4)(19)
		Class A common shares (7,445 shares)		8/22/2016	7.4	0.1	(2)
		Class B common shares (1,841,609 shares)		8/22/2016	0.1	8.3	(2)
					135.9	138.7
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	0.3	0.3	(2)
Rocket Fuel Inc.	Provider of open and integrated software for digital marketing optimization	Common stock (11,405 shares)		9/9/2014	—	—	(2)
Shift PPC LLC	Digital solutions provider	First lien senior secured loan ($12.5 par due 12/2021)	7.00% (Libor + 6.00%/Q)	12/22/2016	12.5	12.5	(2)(19)
Sonian Inc.	Cloud-based email archiving platform	First lien senior secured loan ($7.5 par due 6/2020)	8.65% (Libor + 7.65%/M)	9/9/2015	7.4	7.5	(5)(17)(19)
		Warrant to purchase up to 169,045 shares of Series C preferred stock (expires 9/2022)		9/9/2015	0.1	0.1	(5)
					7.5	7.6
Talari Networks, Inc.	Networking equipment provider	First lien senior secured loan ($6.0 par due 12/2018)	9.75% (Libor + 8.75%/M)	8/3/2015	5.9	6.0	(5)(19)
		Warrant to purchase up to 421,052 shares of Series D-1 preferred stock (expires 8/2022)		8/3/2015	0.1	0.1	(5)
					6.0	6.1
The Greeley Company, Inc. and HCP Acquisition Holdings, LLC (8)	Healthcare compliance advisory services	Senior subordinated loan ($10.2 par due 3/2017)		3/5/2013	—	0.4	(2)(18)
		Class A units (14,293,110 units)		6/26/2008	12.8	—	(2)
					12.8	0.4
TraceLink, Inc.	Supply chain management software provider for the pharmaceutical industry	Warrant to purchase up to 283,353 shares of Series A-2 preferred stock (expires 1/2025)		1/2/2015	0.1	2.5	(2)
UL Holding Co., LLC (7)	Manufacturer and distributor of re-refined oil products	Senior subordinated loan ($5.8 par due 5/2020)	10.00% PIK	4/30/2012	1.4	5.4	(2)
		Senior subordinated loan ($0.3 par due 5/2020)		4/30/2012	0.1	0.3	(2)
		Senior subordinated loan ($23.9 par due 5/2020)	10.00% PIK	4/30/2012	5.9	22.4	(2)
		Senior subordinated loan ($2.0 par due 5/2020)		4/30/2012	0.5	1.9	(2)
		Senior subordinated loan ($2.8 par due 5/2020)	10.00% PIK	4/30/2012	0.7	2.6	(2)
		Senior subordinated loan ($0.2 par due 5/2020)		4/30/2012	0.1	0.2	(2)
		Class A common units (533,351 units)		6/17/2011	5.0	—	(2)
		Class B-5 common units (272,834 units)		6/17/2011	2.5	—	(2)
		Class C common units (758,546 units)		4/25/2008	—	—	(2)
		Warrant to purchase up to 719,044 shares of Class A units		5/2/2014	—	—	(2)
		Warrant to purchase up to 28,663 shares of Class B-1 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 57,325 shares of Class B-2 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 29,645 shares of Class B-3 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 80,371 shares of Class B-5 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 59,655 shares of Class B-6 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 1,046,713 shares of Class C units		5/2/2014	—	—	(2)
					16.2	32.8
Velocity Holdings Corp.	Hosted enterprise resource planning application management services provider	Common units (1,713,546 units)		12/13/2013	4.5	2.8
WorldPay Group PLC (9)	Payment processing company	C2 shares (73,974 shares)		10/21/2015	—	—
Zywave, Inc. (24)	Provider of software and technology-enabled content and analytical solutions to insurance brokers	Second lien senior secured loan ($27.0 par due 11/2023)	10.00% (Libor + 9.00%/Q)	11/17/2016	27.0	27.0	(2)(19)
					862.5	867.7		16.80%
Other Services
American Residential Services L.L.C.	Heating, ventilation and air conditioning services provider	Second lien senior secured loan ($67.0 par due 12/2021)	9.00% (Libor + 8.00%/Q)	6/30/2014	66.7	67.0	(2)(19)
Community Education Centers, Inc. and CEC Parent Holdings LLC (8)	Offender re-entry and in-prison treatment services provider	First lien senior secured loan ($13.6 par due 12/2017)	6.25% (Libor + 5.25%/Q)	12/10/2010	13.6	13.6	(2)(13)(19)
		First lien senior secured loan ($0.7 par due 12/2017)	8.00% (Base Rate + 4.25%/Q)	12/10/2010	0.7	0.7	(2)(13)(19)
		Second lien senior secured loan ($21.9 par due 6/2018)	15.89% (Libor + 15.00%/Q)	12/10/2010	21.9	21.9	(2)
		Class A senior preferred units (7,846 units)		3/27/2015	9.4	11.9	(2)
		Class A junior preferred units (26,154 units)		3/27/2015	20.2	28.5	(2)
		Class A common units (134 units)		3/27/2015	—	—	(2)
					65.8	76.6
Competitor Group, Inc., Calera XVI, LLC and Champion Parent Corporation (8)(24)	Endurance sports media and event operator	First lien senior secured revolving loan ($0.9 par due 11/2018)	5.00% (Libor + 3.75%/Q)	9/29/2016	0.9	0.9	(2)(19)
		First lien senior secured revolving loan ($4.7 par due 11/2018)	5.00% (Libor + 3.75%/Q)	11/30/2012	4.5	4.5	(2)(19)
		First lien senior secured loan ($39.6 par due 11/2018)	5.00% (Libor + 3.75%/Q)	11/30/2012	38.0	38.6	(2)(19)
		Preferred shares (18,875 shares)		3/25/2016	16.0	—	(2)
		Membership units (2,522,512 units)		11/30/2012	2.5	—	(2)
		Common shares (114,000 shares)		3/25/2016	—	—	(2)
					61.9	44.0
Crown Health Care Laundry Services, LLC and Crown Laundry Holdings, LLC (7)(24)	Provider of outsourced healthcare linen management solutions	First lien senior secured revolving loan	-	3/13/2014	—	—	(22)
		First lien senior secured loan ($5.8 par due 12/2021)	7.25% (Libor + 6.25%/Q)	3/13/2014	5.8	5.8	(2)(19)
		First lien senior secured loan ($5.2 par due 12/2021)	7.25% (Libor + 6.25%/Q)	3/13/2014	5.2	5.2	(3)(19)
		Class A preferred units (2,475,000 units)		3/13/2014	2.5	3.0	(2)
		Class B common units (275,000 units)		3/13/2014	0.3	0.3	(2)
					13.8	14.3
Dwyer Acquisition Parent, Inc. and TDG Group Holding Company	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan ($31.5 par due 2/2020)	11.00%	6/12/2015	31.5	31.5	(2)
		Senior subordinated loan ($52.7 par due 2/2020)	11.00%	8/15/2014	52.7	52.7	(2)
		Common stock (32,843 shares)		8/15/2014	3.4	5.0	(2)
					87.6	89.2
Massage Envy, LLC and ME Equity LLC (24)	Franchisor in the massage industry	First lien senior secured revolving loan ($3.5 par due 9/2020)	7.75% (Libor + 6.75%/Q)	9/27/2012	3.5	3.5	(2)(19)
		First lien senior secured loan ($38.9 par due 9/2020)	7.75% (Libor + 6.75%/Q)	9/27/2012	38.9	38.9	(3)(19)
		First lien senior secured loan ($18.9 par due 9/2020)	7.75% (Libor + 6.75%/Q)	9/27/2012	18.9	18.9	(4)(19)
		Common stock (3,000,000 shares)		9/27/2012	3.0	3.3	(2)
					64.3	64.6
McKenzie Sports Products, LLC (24)	Designer, manufacturer and distributor of hunting-related supplies	First lien senior secured loan ($5.5 par due 9/2020)	6.75% (Libor + 5.75%/Q)	9/18/2014	5.5	5.4	(3)(14)(19)
		First lien senior secured loan ($84.5 par due 9/2020)	6.75% (Libor + 5.75%/Q)	9/18/2014	84.5	82.8	(3)(14)(19)
					90.0	88.2
OpenSky Project, Inc. and OSP Holdings, Inc.	Social commerce platform operator	First lien senior secured loan ($0.9 par due 9/2017)	10.00%	6/4/2014	0.9	0.9	(2)
		Warrant to purchase up to 159,496 shares of Series D preferred stock (expires 4/2025)		6/29/2015	—	—	(2)
					0.9	0.9
Osmose Holdings, Inc.	Provider of structural integrity management services to transmission and distribution infrastructure	Second lien senior secured loan ($25.0 par due 8/2023)	8.75% (Libor + 7.75%/Q)	9/3/2015	24.6	24.5	(2)(19)
SocialFlow, Inc.	Social media optimization platform provider	First lien senior secured loan ($4.0 par due 8/2019)	9.50% (Libor + 8.50%/M)	1/29/2016	3.9	4.0	(5)(19)
		Warrant to purchase up to 215,331 shares of Series C preferred stock (expires 1/2026)		1/29/2016	—	—	(5)
					3.9	4.0
Spin HoldCo Inc.	Laundry service and equipment provider	Second lien senior secured loan ($140.0 par due 5/2020)	8.00% (Libor + 7.00%/Q)	5/14/2013	140.0	138.6	(2)(19)
Surface Dive, Inc.	SCUBA diver training and certification provider	Second lien senior secured loan ($31.6 par due 1/2022)	9.00% (Libor + 8.00%/Q)	7/28/2015	31.6	31.6	(2)(19)
		Second lien senior secured loan ($94.1 par due 1/2022)	10.25% (Libor + 9.25%/Q)	1/29/2015	93.8	94.1	(2)(19)
					125.4	125.7
U.S. Security Associates Holdings, Inc	Security guard service provider	Second lien senior secured loan ($25.0 par due 7/2018)	11.00%	11/24/2015	25.0	25.0	(2)
WASH Multifamily Acquisition Inc. and Coinamatic Canada Inc.	Laundry service and equipment provider	Second lien senior secured loan ($3.7 par due 5/2023)	8.00% (Libor + 7.00%/Q)	5/14/2015	3.7	3.7	(2)(19)
		Second lien senior secured loan ($21.3 par due 5/2023)	8.00% (Libor + 7.00%/Q)	5/14/2015	20.9	21.1	(2)(19)
					24.6	24.8
					794.5	787.4		15.25%
Consumer Products
Badger Sportswear Acquisition, Inc.	Provider of team uniforms and athletic wear	Second lien senior secured loan ($50.0 par due 3/2024)	10.00% (Libor + 9.00%/Q)	9/6/2016	49.9	50.0	(2)(19)
Feradyne Outdoors, LLC and Bowhunter Holdings, LLC	Provider of branded archery and bowhunting accessories	First lien senior secured loan ($4.4 par due 3/2019)	4.00% (Libor + 3.00%/Q)	4/24/2014	4.4	4.3	(3)(19)
		First lien senior secured loan ($5.2 par due 3/2019)	4.00% (Libor + 3.00%/Q)	4/24/2014	5.2	5.1	(3)(19)
		First lien senior secured loan ($9.5 par due 3/2019)	6.55% (Libor + 5.55%/Q)	4/24/2014	9.5	9.0	(3)(16)(19)
		First lien senior secured loan ($50.1 par due 3/2019)	6.55% (Libor + 5.55%/Q)	4/24/2014	50.1	47.6	(3)(16)(19)
		Common units (300 units)		4/24/2014	3.7	2.4	(2)
					72.9	68.4
Indra Holdings Corp.	Designer, marketer, and distributor of rain and cold weather products	Second lien senior secured loan ($80.0 par due 11/2021)	8.50% (Libor + 7.50%/Q)	5/1/2014	79.2	60.8	(2)(19)
Plantation Products, LLC, Seed Holdings, Inc. and Flora Parent, Inc.	Provider of branded lawn and garden products	Second lien senior secured loan ($2.0 par due 6/2021)	8.99% (Libor + 7.99%/Q)	12/23/2014	2.0	2.0	(2)(19)
		Second lien senior secured loan ($54.0 par due 6/2021)	8.99% (Libor + 7.99%/Q)	12/23/2014	53.8	54.0	(3)(19)
		Second lien senior secured loan ($10.0 par due 6/2021)	8.99% (Libor + 7.99%/Q)	12/23/2014	10.0	10.0	(4)(19)
		Common stock (30,000 shares)		12/23/2014	3.0	5.2	(2)
					68.8	71.2
SHO Holding I Corporation	Manufacturer and distributor of slip resistant footwear	Second lien senior secured loan ($100.0 par due 4/2023)	9.50% (Libor + 8.50%/Q)	10/27/2015	97.8	99.0	(2)(19)
Shock Doctor, Inc. and Shock Doctor Holdings, LLC (7)	Developer, marketer and distributor of sports protection equipment and accessories	Second lien senior secured loan ($89.4 par due 10/2021)	11.76% (Libor + 10.50%/Q)	4/22/2015	89.4	87.6	(2)(19)
		Class A preferred units (50,000 units)		3/14/2014	5.0	3.8	(2)
		Class C preferred units (50,000 units)		4/22/2015	5.0	3.8	(2)
					99.4	95.2
The Step2 Company, LLC (8)	Toy manufacturer	Common units (1,116,879 units)		4/1/2011	—	6.2
		Class B common units (126,278,000 units)		10/30/2014	—	—	(2)
		Warrant to purchase up to 3,157,895 units		4/1/2010	—	—
					—	6.2
Varsity Brands Holding Co., Inc., Hercules Achievement, Inc., Hercules Achievement Holdings, Inc. and Hercules VB Holdings, Inc.	Leading manufacturer and distributor of textiles, apparel & luxury goods	Second lien senior secured loan ($25.0 par due 12/2022)	9.75% (Libor + 8.75%/Q)	10/28/2016	25.0	25.0	(2)(19)
		Second lien senior secured loan ($1.6 par due 12/2022)	9.75% (Libor + 8.75%/Q)	12/11/2014	1.6	1.6	(2)(19)
		Second lien senior secured loan ($54.0 par due 12/2022)	9.75% (Libor + 8.75%/Q)	12/11/2014	53.6	54.0	(3)(19)
		Second lien senior secured loan ($91.7 par due 12/2022)	9.75% (Libor + 8.75%/Q)	12/11/2014	91.0	91.7	(2)(19)
		Common stock (3,353,370 shares)		12/11/2014	3.4	3.7	(2)
		Common stock (3,353,371 shares)		12/11/2014	4.1	4.6	(2)
					178.7	180.6
Wonder Holdings Acquisition Corp.	Developer and marketer of OTC healthcare products	Warrant to purchase up to 1,654,678 shares of common stock (expires 6/2021)		7/27/2011	—	0.8	(2)
		Warrant to purchase up to 941 shares of preferred stock (expires 6/2021)		7/27/2011	—	1.5	(2)
					—	2.3
					646.7	633.7		12.27%
Power Generation
Alphabet Energy, Inc.	Technology developer to convert waste-heat into electricity	First lien senior secured loan ($3.9 par due 8/2017)	14.50% (Libor + 11.50% Cash, 2.00% PIK/M)	12/16/2013	3.8	3.9	(2)(17)(19)
		Series 1B preferred stock (12,976 shares)		6/21/2016	0.2	0.1	(2)
		Warrant to purchase up to 125,000 shares of Series 2 preferred stock (expires 12/2023)		6/30/2016	0.1	0.1	(2)
					4.1	4.1
CEI Kings Mountain Investor, LP	Gas turbine power generation facilities operator	Senior subordinated loan ($32.6 par due 3/2017)	11.00% PIK	3/11/2016	32.6	32.6	(2)
CPV Maryland Holding Company II, LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($44.5 par due 12/2020)	10.00%	8/8/2014	44.5	43.3	(2)
		Warrant to purchase up to 4 units of common stock (expires 8/2018)		8/8/2014	—	0.2	(2)
					44.5	43.5
DESRI VI Management Holdings, LLC	Wind power generation facility operator	Senior subordinated loan ($25.0 par due 12/2021)	9.75%	12/24/2014	25.0	25.0	(2)
		Non-controlling units (10.0 units)		12/24/2014	1.6	1.8	(2)
					26.6	26.8
Green Energy Partners, Stonewall LLC and Panda Stonewall Intermediate Holdings II LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($25.0 par due 11/2021)	6.50% (Libor + 5.50%/Q)	11/13/2014	24.8	24.6	(2)(19)
		Senior subordinated loan ($19.5 par due 12/2021)	8.00% Cash, 5.25% PIK	11/13/2014	19.5	19.2	(2)
		Senior subordinated loan ($91.2 par due 12/2021)	8.00% Cash, 5.25% PIK	11/13/2014	91.2	89.8	(2)
					135.5	133.6
Joule Unlimited Technologies, Inc. and Stichting Joule Global Foundation	Renewable fuel and chemical production developer	First lien senior secured loan ($8.8 par due 10/2018)		3/31/2015	8.5	6.2	(2)(17)(18)
		Warrant to purchase up to 32,051 shares of Series C-2 preferred stock (expires 7/2023)		7/25/2013	—	—	(2)(9)
					8.5	6.2
La Paloma Generating Company, LLC	Natural gas fired, combined cycle plant operator	Second lien senior secured loan ($10.0 par due 2/2020)		2/20/2014	8.8	—	(2)(18)
Moxie Liberty LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($34.7 par due 8/2020)	7.50% (Libor + 6.50%/Q)	8/21/2013	34.5	34.7	(2)(19)
Moxie Patriot LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($34.3 par due 12/2020)	6.75% (Libor + 5.75%/Q)	12/19/2013	34.0	34.1	(2)(19)
Noonan Acquisition Company, LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($50.9 par due 10/2017)	10.25%	7/22/2016	50.9	50.9	(2)
Panda Power Annex Fund Hummel Holdings II LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($52.2 par due 1/2017)	13.00% PIK	10/27/2015	52.2	52.2	(2)
Panda Temple Power II, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($19.8 par due 4/2019)	7.25% (Libor + 6.00%/Q)	4/3/2013	19.7	18.0	(2)(19)
Panda Temple Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($24.6 par due 3/2022)	7.25% (Libor + 6.25%/Q)	3/6/2015	23.6	21.4	(2)(19)
PERC Holdings 1 LLC	Operator of recycled energy, combined heat and power, and energy efficiency facilities	Class B common units (21,653,543 units)		10/20/2014	21.7	26.1	(2)
Riverview Power LLC	Natural gas and oil fired power generation facilities operator	First lien senior secured loan ($8.6 par due 12/2021)	7.25% (Base Rate + 3.50%/Q)	12/29/2016	8.6	8.6	(2)(19)
		First lien senior secured loan ($73.6 par due 12/2022)	11.00% (Base Rate + 7.25%/Q)	12/29/2016	73.6	73.6	(2)(19)
					82.2	82.2
					579.4	566.4		10.97%
Restaurants and Food Services
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc. (8)	Restaurant owner and operator	First lien senior secured loan ($3.1 par due 12/2018)	15.00% (Libor + 14.00%/Q)	12/22/2016	3.1	3.1	(2)(19)
		First lien senior secured loan ($29.6 par due 12/2018)		11/27/2006	28.9	20.4	(2)(18)
		First lien senior secured loan ($11.3 par due 12/2018)		11/27/2006	11.0	7.8	(3)(18)
		Promissory note ($25.5 par due 12/2023)		11/27/2006	13.8	—	(2)
		Warrant to purchase up to 23,750 units of Series D common stock (expires 12/2023)		12/18/2013	—	—	(2)
					56.8	31.3
Benihana, Inc. (24)	Restaurant owner and operator	First lien senior secured revolving loan ($0.8 par due 7/2018)	8.25% (Libor + 7.00%/Q)	8/21/2012	0.8	0.8	(2)(19)(23)
		First lien senior secured revolving loan ($0.7 par due 7/2018)	9.50% (Base Rate + 5.75%/Q)	8/21/2012	0.7	0.7	(2)(19)(23)
		First lien senior secured loan ($4.8 par due 1/2019)	8.25% (Libor + 7.00%/Q)	8/21/2012	4.8	4.6	(4)(19)
		First lien senior secured loan ($0.3 par due 1/2019)	8.25% (Libor + 7.00%/Q)	12/28/2016	0.3	0.3	(2)(19)
					6.6	6.4
DineInFresh, Inc.	Meal-delivery provider	First lien senior secured loan ($4.8 par due 7/2018)	9.75% (Libor + 8.75%/M)	12/19/2014	4.7	4.8	(2)(19)
		Warrant to purchase up to 143,079 shares of Series A preferred stock (expires 12/2024)		12/19/2014	—	—	(2)
					4.7	4.8
Garden Fresh Restaurant Corp. (24)	Restaurant owner and operator	First lien senior secured revolving loan	-	10/3/2013	—	—	(22)
		First lien senior secured loan ($40.1 par due 7/2018)	10.50% (Libor + 9.00%/Q)	10/3/2013	40.1	38.1	(2)(19)
		First lien senior secured loan ($1.5 par due 10/2017)	15.50% PIK	11/14/2016	1.5	1.5	(2)
					41.6	39.6
Global Franchise Group, LLC and GFG Intermediate Holding, Inc.	Worldwide franchisor of quick service restaurants	First lien senior secured loan ($60.8 par due 12/2019)	10.47% (Libor + 9.47%/Q)	12/18/2014	60.8	60.8	(3)(19)
Heritage Food Service Group, Inc. and WCI-HFG Holdings, LLC	Distributor of repair and replacement parts for commercial kitchen equipment	Second lien senior secured loan ($31.6 par due 10/2022)	9.50% (Libor + 8.50%/Q)	10/20/2015	31.6	31.6	(2)(19)
		Preferred units (3,000,000 units)		10/20/2015	3.0	3.1	(2)
					34.6	34.7
Orion Foods, LLC (8)	Convenience food service retailer	First lien senior secured loan ($1.2 par due 9/2015)		4/1/2010	1.2	0.5	(2)(18)
		Second lien senior secured loan ($19.4 par due 9/2015)		4/1/2010	—	—	(2)(18)
		Preferred units (10,000 units)		10/28/2010	—	—
		Class A common units (25,001 units)		4/1/2010	—	—
		Class B common units (1,122,452 units)		4/1/2010	—	—
					1.2	0.5
OTG Management, LLC (24)	Airport restaurant operator	First lien senior secured loan ($97.8 par due 8/2021)	9.50% (Libor + 8.50%/Q)	8/26/2016	97.8	97.8	(3)(19)
		Senior subordinated loan ($21.2 par due 2/2022)	17.50% PIK	8/26/2016	21.1	21.2	(2)
		Class A preferred units (3,000,000 units)		8/26/2016	30.0	30.9	(2)
		Common units (3,000,000 units)		1/5/2011	3.0	11.0	(2)
		Warrant to purchase up to 7.73% of common units (expires 6/2018)		6/19/2008	0.1	24.2	(2)
		Warrant to purchase 0.60% of the common units deemed outstanding (expires 12/2018)		8/26/2016	—	—	(2)
					152.0	185.1
Restaurant Holding Company, LLC	Fast food restaurant operator	First lien senior secured loan ($34.5 par due 2/2019)	8.75% (Libor + 7.75%/Q)	3/13/2014	34.4	33.8	(3)(19)
Restaurant Technologies, Inc. (24)	Provider of bulk cooking oil management services to the restaurant and fast food service industries	First lien senior secured revolving loan ($0.3 par due 11/2021)	7.50% (Base Rate + 3.75%/Q)	11/23/2016	0.3	0.3	(2)(19)(23)
					393.0	397.3		7.69%
Financial Services
AllBridge Financial, LLC (8)	Asset management services	Equity interests		4/1/2010	—	0.4
Callidus Capital Corporation (8)	Asset management services	Common stock (100 shares)		4/1/2010	3.0	1.7
Ciena Capital LLC (8)(24)	Real estate and small business loan servicer	First lien senior secured revolving loan ($14.0 par due 12/2017)	6.00%	11/29/2010	14.0	14.0	(2)
		Equity interests		11/29/2010	35.0	17.7	(2)
					49.0	31.7
Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($28.0 par due 8/2022)	11.00% (Libor + 9.75%/Q)	5/10/2012	28.0	28.0	(2)(19)
Imperial Capital Group LLC	Investment services	Class A common units (32,369 units)		5/10/2007	7.9	12.2	(2)
		2006 Class B common units (10,605 units)		5/10/2007	—	—	(2)
		2007 Class B common units (1,323 units)		5/10/2007	—	—	(2)
					7.9	12.2
Ivy Hill Asset Management, L.P. (8)(10)	Asset management services	Member interest (100.00% interest)		6/15/2009	171.0	229.2
Javlin Three LLC, Javlin Four LLC, and Javlin Five LLC (10)	Asset-backed financial services company	First lien senior secured loan ($32.1 par due 6/2017)	10.47% (Libor + 10%/Q)	6/24/2014	32.1	32.1	(2)
LSQ Funding Group, L.C. and LM LSQ Investors LLC (10)	Asset based lender	Senior subordinated loan ($30.0 par due 6/2021)	10.50%	6/25/2015	30.0	30.0	(2)
		Membership units (3,275,000 units)		6/25/2015	3.3	3.3
					33.3	33.3
The Gordian Group, Inc.	Financial services firm	Common stock (526 shares)		11/30/2012	—	—	(2)
					324.3	368.6		7.14%
Manufacturing
Component Hardware Group, Inc. (24)	Commercial equipment	First lien senior secured revolving loan ($1.9 par due 7/2019)	5.50% (Libor + 4.50%/Q)	7/1/2013	1.9	1.9	(2)(19)
		First lien senior secured loan ($8.0 par due 7/2019)	5.50% (Libor + 4.50%/Q)	7/1/2013	8.0	8.0	(4)(19)
					9.9	9.9
Harvey Tool Company, LLC and Harvey Tool Holding, LLC (24)	Cutting tool provider to the metalworking industry	First lien senior secured revolving loan	-	8/13/2015	—	—	(22)
		Senior subordinated loan ($28.1 par due 9/2020)	10.00% Cash, 1.00% PIK	8/13/2015	28.1	28.1	(2)
		Class A membership units (750 units)		3/28/2014	0.9	1.7	(2)
					29.0	29.8
Ioxus, Inc	Energy storage devices	First lien senior secured loan ($0.7 par due 8/2017)	12.00% PIK	8/24/2016	0.7	0.6	(2)
		First lien senior secured loan ($10.2 par due 6/2019)	5.00 % Cash, 7.00% PIK	4/29/2014	10.0	9.7	(2)
		First lien senior secured loan ($0.4 par due 6/2019)		4/29/2014	0.4	0.4	(2)
		Warrant to purchase up to 1,210,235 shares of Series BB preferred stock (expires 8/2026)		1/28/2016	—	—	(2)
		Warrant to purchase up to 3,038,730 shares of common stock (expires 1/2026)		1/28/2016	—	—	(2)
					11.1	10.7
KPS Global LLC	Walk-in cooler and freezer systems	First lien senior secured loan ($27.1 par due 12/2020)	9.67% (Libor + 8.67%/Q)	12/4/2015	27.1	27.1	(2)(19)
MacLean-Fogg Company and MacLean-Fogg Holdings, L.L.C.	Manufacturer and supplier for the power utility and automotive markets worldwide	Senior subordinated loan ($99.9 par due 10/2025)	10.50% Cash, 3.00% PIK	10/31/2013	99.9	99.9	(2)
		Preferred units (70,183 units)	4.50% Cash, 9.25% PIK	10/9/2015	73.5	73.5
					173.4	173.4
Niagara Fiber Intermediate Corp. (24)	Insoluble fiber filler products	First lien senior secured revolving loan ($1.9 par due 5/2018)		5/8/2014	1.8	1.4	(2)(18)
		First lien senior secured loan ($1.4 par due 5/2018)		5/8/2014	1.3	1.0	(2)(18)
		First lien senior secured loan ($13.6 par due 5/2018)		5/8/2014	12.9	10.0	(2)(18)
					16.0	12.4
Nordco Inc.	Railroad maintenance-of-way machinery	First lien senior secured revolving loan	-	8/26/2015	—	—	(22)
Pelican Products, Inc.	Flashlights	Second lien senior secured loan ($40.0 par due 4/2021)	9.25% (Libor + 8.25%/Q)	4/11/2014	40.0	38.0	(2)(19)
Saw Mill PCG Partners LLC	Metal precision engineered components	Common units (1,000 units)		1/30/2007	1.0	—	(2)
SI Holdings, Inc.	Elastomeric parts, mid-sized composite structures, and composite tooling	Common stock (1,500 shares)		5/30/2014	1.5	1.5	(2)
TPTM Merger Corp. (24)	Time temperature indicator products	First lien senior secured revolving loan ($1.3 par due 9/2018)	7.50% (Libor + 6.50%/Q)	9/12/2013	1.3	1.3	(2)(19)
		First lien senior secured loan ($17.0 par due 9/2018)	9.67% (Libor + 8.67%/Q)	9/12/2013	17.0	17.0	(3)(19)
		First lien senior secured loan ($10.0 par due 9/2018)	9.67% (Libor + 8.67%/Q)	9/12/2013	10.0	10.0	(4)(19)
					28.3	28.3
					337.3	331.1		6.41%
Containers and Packaging
Charter NEX US Holdings, Inc.	Producer of high-performance specialty films used in flexible packaging	Second lien senior secured loan ($11.8 par due 2/2023)	9.25% (Libor + 8.25%/Q)	2/5/2015	11.7	11.8	(2)(19)
GS Pretium Holdings, Inc.	Manufacturer and supplier of high performance plastic containers	Common stock (500,000 shares)		6/2/2014	0.5	0.8	(2)
ICSH, Inc. (24)	Industrial container manufacturer, reconditioner and servicer	First lien senior secured revolving loan ($1.0 par due 12/2018)	6.75% (Libor + 5.75%/Q)	8/30/2011	1.0	1.0	(2)(19)(23)
		Second lien senior secured loan ($66.0 par due 12/2019)	10.00% (Libor + 9.00%/Q)	12/31/2015	66.0	66.0	(2)(19)
					67.0	67.0
LBP Intermediate Holdings LLC (24)	Manufacturer of paper and corrugated foodservice packaging	First lien senior secured revolving loan	-	7/10/2015	—	—	(22)
		First lien senior secured loan ($12.7 par due 7/2020)	6.50% (Libor + 5.50%/Q)	7/10/2015	12.6	12.7	(3)(19)
					12.6	12.7
Microstar Logistics LLC, Microstar Global Asset Management LLC, and MStar Holding Corporation	Keg management solutions provider	Second lien senior secured loan ($78.5 par due 12/2018)	8.50% (Libor + 7.50%/Q)	12/14/2012	78.5	78.5	(2)(19)
		Second lien senior secured loan ($54.0 par due 12/2018)	8.50% (Libor + 7.50%/Q)	12/14/2012	54.0	54.0	(3)(19)
		Second lien senior secured loan ($10.0 par due 12/2018)	8.50% (Libor + 7.50%/Q)	12/14/2012	10.0	10.0	(4)(19)
		Common stock (50,000 shares)		12/14/2012	4.0	8.1	(2)
					146.5	150.6
					238.3	242.9		4.70%
Food and Beverage
American Seafoods Group LLC and American Seafoods Partners LLC (24)	Harvester and processor of seafood	First lien senior secured loan ($6.9 par due 8/2021)	6.00% (Libor + 5.00%/Q)	8/19/2015	6.9	6.9	(2)(19)
		First lien senior secured loan ($0.1 par due 8/2021)	7.75% (Base Rate + 4.00%/Q)	8/19/2015	0.1	0.1	(2)(19)
		Second lien senior secured loan ($55.0 par due 2/2022)	10.00% (Libor + 9.00%/Q)	8/19/2015	55.0	55.0	(2)(19)
		Class A units (77,922 units)		8/19/2015	0.1	0.1	(2)
		Warrant to purchase up to 7,422,078 Class A units (expires 8/2035)		8/19/2015	7.4	7.8	(2)
					69.5	69.9
Eagle Family Foods Group LLC	Manufacturer and producer of milk products	First lien senior secured loan ($21.6 par due 12/2021)	10.05% (Libor + 9.05%/Q)	8/22/2016	21.6	21.6	(3)(19)
		First lien senior secured loan ($54.8 par due 12/2021)	10.05% (Libor + 9.05%/Q)	12/31/2015	54.4	54.8	(3)(19)
					76.0	76.4
GF Parent LLC	Producer of low-acid, aseptic food and beverage products	Class A preferred units (2,940 units)		5/13/2015	2.9	1.4	(2)
		Class A common units (60,000 units)		5/13/2015	0.1	—	(2)
					3.0	1.4
JWC/KI Holdings, LLC	Foodservice sales and marketing agency	Membership units (5,000 units)		11/16/2015	5.0	6.2	(2)
Kettle Cuisine, LLC	Manufacturer of fresh refrigerated and frozen food products	Second lien senior secured loan ($28.5 par due 2/2022)	10.75% (Libor + 9.75%/Q)	8/21/2015	28.5	28.5	(2)(19)
RF HP SCF Investor, LLC	Branded specialty food company	Membership interest (10.08% interest)		12/22/2016	12.5	12.8	(2)
					194.5	195.2		3.78%
Education
Campus Management Acquisition Corp. (7)	Education software developer	Preferred stock (485,159 shares)		2/8/2008	10.5	10.4	(2)
Infilaw Holding, LLC (24)	Operator of for-profit law schools	First lien senior secured revolving loan ($6.0 par due 2/2018)		8/25/2011	6.0	6.0	(2)(18)(23)
		Series A preferred units (1.25 units)		8/25/2011	125.5	1.3	(2)(18)
		Series A-1 preferred units (0.03 units)		7/29/2016	2.5	2.5	(2)
		Series B preferred units (0.39 units)		10/19/2012	9.2	—	(2)
					143.2	9.8
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	Private School Operator	First lien senior secured loan ($2.9 par due 12/2018)	10.50% PIK (Libor + 9.00%/Q)	10/31/2015	2.9	2.9	(2)(19)
		Series B preferred stock (1,750,000 shares)		8/5/2010	5.0	—	(2)
		Series C preferred stock (2,512,586 shares)		6/7/2010	0.7	—	(2)
		Senior preferred series A-1 shares (163,902 shares)		10/31/2015	119.4	47.8	(2)
		Common stock (20 shares)		6/7/2010	—	—	(2)
					128.0	50.7
Lakeland Tours, LLC (24)	Educational travel provider	First lien senior secured revolving loan	-	2/10/2016	—	—	(22)
		First lien senior secured loan ($5.0 par due 2/2022)	5.75% (Libor + 4.75%/Q)	2/10/2016	5.0	5.0	(2)(19)
		First lien senior secured loan ($31.7 par due 2/2022)	10.43% (Libor + 9.43%/Q)	2/10/2016	31.3	31.7	(3)(19)
					36.3	36.7
PIH Corporation (24)	Franchisor of education-based early childhood centers	First lien senior secured revolving loan ($0.6 par due 12/2018)	7.00% (Libor + 6.00%/Q)	12/13/2013	0.6	0.6	(2)(19)
R3 Education Inc., Equinox EIC Partners LLC and Sierra Education Finance Corp.	Medical school operator	Preferred stock (1,977 shares)		7/30/2008	0.5	0.5	(2)
		Common membership interest (15.76% interest)		9/21/2007	15.8	32.4	(2)
		Warrant to purchase up to 27,890 shares (expires 11/2019)		12/8/2009	—	—	(2)
					16.3	32.9
Regent Education, Inc.	Provider of software solutions designed to optimize the financial aid and enrollment processes	First lien senior secured loan ($3.8 par due 1/2021)	12.00% (Libor + 8.00% Cash, 2.00% PIK/M)	7/1/2014	3.7	3.8	(2)(19)
		First lien senior secured loan ($0.1 par due 1/2021)		7/1/2014	0.1	0.1	(2)
		Warrant to purchase up to 987 shares of common stock (expires 12/2026)		12/23/2016	—	—	(2)
		Warrant to purchase up to 5,393,194 shares of common stock (expires 12/2026)		12/23/2016	—	0.1	(2)
					3.8	4.0
RuffaloCODY, LLC (24)	Provider of student fundraising and enrollment management services	First lien senior secured revolving loan		5/29/2013	—	—	(23)
Severin Acquisition, LLC	Provider of student information system software solutions to the K-12 education market	Second lien senior secured loan ($15.0 par due 7/2022)	9.75% (Libor + 8.75%/Q)	7/31/2015	14.8	15.0	(2)(19)
		Second lien senior secured loan ($4.2 par due 7/2022)	9.75% (Libor + 8.75%/Q)	10/28/2015	4.1	4.2	(2)(19)
		Second lien senior secured loan ($3.3 par due 7/2022)	10.25% (Libor + 9.25%/Q)	2/1/2016	3.2	3.3	(2)(19)
		Second lien senior secured loan ($2.8 par due 7/2022)	10.25% (Libor + 9.25%/Q)	8/8/2016	2.8	2.8	(2)(19)
		Second lien senior secured loan ($3.1 par due 7/2022)	10.00% (Libor + 9.00%/Q)	10/14/2016	3.1	3.1	(2)(19)
					28.0	28.4
WCI-Quantum Holdings, Inc.	Distributor of instructional products, services and resources	Series A preferred stock (1,272 shares)		10/24/2014	1.0	1.3	(2)
					367.7	174.8		3.38%
Automotive Services
AEP Holdings, Inc. and Arrowhead Holdco Company	Distributor of non-discretionary, mission-critical aftermarket replacement parts	First lien senior secured loan ($1.9 par due 8/2021)	7.75% (Libor + 6.75%/Q)	12/14/2016	1.9	1.9	(2)(19)
		Common stock (3,467 shares)		8/31/2015	3.5	3.8	(2)
					5.4	5.7
CH Hold Corp. (24)	Collision repair company	First lien senior secured revolving loan ($1.2 par due 11/2019)	8.00% (Base Rate + 4.25%/Q)	2/24/2016	1.2	1.2	(2)(19)(23)
ChargePoint, Inc.	Developer and operator of electric vehicle charging stations	Second lien senior secured loan ($20.0 par due 8/2020)	9.75% (Libor + 8.75%/M)	12/24/2014	19.5	20.0	(2)(19)
		Warrant to purchase up to 809,126 shares of Series E preferred stock (expires 12/2024)		12/24/2014	0.3	1.5	(2)
					19.8	21.5
Dent Wizard International Corporation and DWH Equity Investors, L.P.	Automotive reconditioning services	Second lien senior secured loan ($50.0 par due 10/2020)	10.25% (Libor + 9.25%/Q)	4/7/2015	50.0	50.0	(3)(19)
		Class A common stock (10,000 shares)		4/7/2015	0.3	0.7	(2)
		Class B common stock (20,000 shares)		4/7/2015	0.7	1.3	(2)
					51.0	52.0
Eckler Industries, Inc. (24)	Restoration parts and accessories provider for classic automobiles	First lien senior secured revolving loan ($2.0 par due 7/2017)	8.75% (Base Rate + 5.00%/Q)	7/12/2012	2.0	1.9	(2)(19)
		First lien senior secured loan ($6.9 par due 7/2017)	7.25% (Libor + 6.00%/Q)	7/12/2012	6.9	6.7	(3)(19)
		First lien senior secured loan ($25.9 par due 7/2017)	7.25% (Libor + 6.00%/Q)	7/12/2012	25.9	25.2	(3)(19)
		Series A preferred stock (1,800 shares)		7/12/2012	1.8	—	(2)
		Common stock (20,000 shares)		7/12/2012	0.2	—	(2)
					36.8	33.8
EcoMotors, Inc.	Engine developer	First lien senior secured loan ($9.8 par due 3/2018)	11.00%	9/1/2015	9.5	7.9	(2)
		Warrant to purchase up to 321,888 shares of Series C preferred stock (expires 12/2022)		12/28/2012	—	—	(2)
		Warrant to purchase up to 70,000 shares of Series C preferred stock (expires 2/2025)		2/24/2015	—	—	(2)
					9.5	7.9
ESCP PPG Holdings, LLC (7)	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	Class A units (3,500,000 units)		12/14/2016	3.5	3.7	(2)
Simpson Performance Products, Inc.	Provider of motorsports safety equipment	First lien senior secured loan ($18.5 par due 2/2020)	9.70% (Libor + 8.70%/Q)	2/20/2015	18.5	18.5	(3)(19)
SK SPV IV, LLC	Collision repair site operators	Series A common stock (12,500 units)		8/18/2014	0.6	2.9	(2)
		Series B common stock (12,500 units)		8/18/2014	0.6	2.9	(2)
					1.2	5.8
TA THI Parent, Inc.	Collision repair company	Series A preferred stock (50,000 shares)		7/28/2014	5.0	14.3	(2)
					151.9	164.4		3.18%
Oil and Gas
Lonestar Prospects, Ltd.	Sand proppant producer and distributor to the oil and natural gas industry	First lien senior secured loan ($70.1 par due 9/2018)	8.50% (Libor + 6.50% Cash, 1.00% PIK/Q)	9/18/2014	70.1	70.1	(3)(19)
Petroflow Energy Corporation and TexOak Petro Holdings LLC (7)	Oil and gas exploration and production company	First lien senior secured loan ($16.5 par due 6/2019)	3.00% (Libor + 2.00%/Q)	6/29/2016	16.1	15.0	(2)(19)
		Second lien senior secured loan ($22.6 par due 12/2019)		6/29/2016	21.8	6.6	(2)(18)
		Common units (202,000 units)		6/29/2016	11.1	—
					49.0	21.6
					119.1	91.7		1.78%
Commercial Real Estate Finance
10th Street, LLC and New 10th Street, LLC (8)	Real estate holding company	First lien senior secured loan ($25.6 par due 11/2019)	12.00% Cash, 1.00% PIK	3/31/2014	25.6	25.6	(2)
		Senior subordinated loan ($27.5 par due 11/2019)	12.00% Cash, 1.00% PIK	4/1/2010	27.5	27.5	(2)
		Member interest (10.00% interest)		4/1/2010	0.6	—
		Option (25,000 units)		4/1/2010	—	35.3
					53.7	88.4
					53.7	88.4		1.71%
Aerospace and Defense
Cadence Aerospace, LLC	Aerospace precision components manufacturer	First lien senior secured loan ($4.0 par due 5/2018)	7.00% (Libor + 5.75%/Q)	5/15/2012	4.0	4.0	(4)(19)
		Second lien senior secured loan ($79.7 par due 5/2019)	11.00% (Libor + 9.75%/Q)	5/10/2012	79.7	77.3	(2)(19)
					83.7	81.3
					83.7	81.3		1.57%
Environmental Services
MPH Energy Holdings, LP	Operator of municipal recycling facilities	Limited partnership interest (3.13% interest)		1/8/2014	—	—	(2)
Pegasus Community Energy, LLC	Operator of municipal recycling facilities	Preferred stock (1,000 shares)		3/1/2011	8.8	—	(2)
Waste Pro USA, Inc	Waste management services	Second lien senior secured loan ($75.9 par due 10/2020)	8.50% (Libor + 7.50%/Q)	10/15/2014	75.9	75.9	(3)(19)
					84.7	75.9		1.47%
Chemicals
Genomatica, Inc.	Developer of a biotechnology platform for the production of chemical products	Warrant to purchase 322,422 shares of Series D preferred stock (expires 3/2023)		3/28/2013	—	—	(2)
K2 Pure Solutions Nocal, L.P. (24)	Chemical Producer	First lien senior secured revolving loan ($1.5 par due 2/2021)	8.125% (Libor + 7.125%/Q)	8/19/2013	1.5	1.5	(2)(19)
		First lien senior secured loan ($40.0 par due 2/2021)	7.00% (Libor + 6.00%/Q)	8/19/2013	40.0	40.0	(3)(19)
		First lien senior secured loan ($13.0 par due 2/2021)	7.00% (Libor + 6.00%/Q)	8/19/2013	13.0	13.0	(4)(19)
					54.5	54.5
Kinestral Technologies, Inc.	Designer of adaptive, dynamic glass for the commercial and residential markets	First lien senior secured loan ($8.5 par due 10/2018)	8.75% (Libor + 7.75%/M)	4/22/2014	8.4	8.5	(2)(17)(19)
		Warrant to purchase up to 325,000 shares of Series A preferred stock (expires 4/2024)		4/22/2014	0.1	0.2	(2)
		Warrant to purchase up to 131,883 shares of Series B preferred stock (expires 4/2025)		4/9/2015	—	—	(2)
					8.5	8.7
					63.0	63.2		1.22%
Health Clubs
Athletic Club Holdings, Inc.	Premier health club operator	First lien senior secured loan ($35.0 par due 10/2020)	9.50% (Libor + 8.50%/Q)	10/11/2007	35.0	35.0	(3)(19)
CFW Co-Invest, L.P., NCP Curves, L.P. and Curves International Holdings, Inc.	Health club franchisor	Limited partnership interest (4,152,165 shares)		7/31/2012	4.2	0.8	(2)
		Common stock (1,680 shares)		11/12/2014	—	—	(2)(9)
		Limited partnership interest (2,218,235 shares)		7/31/2012	2.2	8.5	(2)(9)
					6.4	9.3
					41.4	44.3		0.86%
Hotel Services
Aimbridge Hospitality, LLC (24)	Hotel operator	First lien senior secured loan ($2.9 par due 10/2018)	8.25% (Libor + 7.00%/Q)	1/7/2016	2.8	2.9	(2)(15)(19)
		First lien senior secured loan ($3.3 par due 10/2018)	8.25% (Libor + 7.00%/Q)	7/15/2015	3.2	3.3	(2)(15)(19)
		First lien senior secured loan ($14.8 par due 10/2018)	8.25% (Libor + 7.00%/Q)	7/15/2015	14.7	14.8	(4)(15)(19)
					20.7	21.0
Pyramid Management Advisors, LLC and Pyramid Investors, LLC	Hotel operator	First lien senior secured loan ($3.0 par due 7/2021)	11.12% (Libor + 10.12%/Q)	7/15/2016	3.0	2.9	(2)(19)
		First lien senior secured loan ($19.5 par due 7/2021)	11.12% (Libor + 10.12%/Q)	7/15/2016	19.5	19.1	(3)(19)
		Membership units (990,369 units)		7/15/2016	1.0	0.7	(2)
					23.5	22.7
					44.2	43.7		0.85%
Wholesale Distribution
Flow Solutions Holdings, Inc.	Distributor of high value fluid handling, filtration and flow control products	Second lien senior secured loan ($6.0 par due 10/2018)	10.00% (Libor + 9.00%/Q)	12/16/2014	6.0	5.3	(2)(19)
		Second lien senior secured loan ($29.5 par due 10/2018)	10.00% (Libor + 9.00%/Q)	12/16/2014	29.5	26.0	(2)(19)
					35.5	31.3
					35.5	31.3		0.61%
Farming and Agriculture
QC Supply, LLC (24)	Specialty distributor and solutions provider to the swine and poultry markets	First lien senior secured revolving loan ($2.3 par due 12/2021)	7.00% (Libor + 6.00%/Q)	12/29/2016	2.3	2.3	(2)(19)
		First lien senior secured loan ($28.9 par due 12/2022)	7.00% (Libor + 6.00%/Q)	12/29/2016	28.9	28.9	(2)(19)
					31.2	31.2
					31.2	31.2		0.60%
Telecommunications
Adaptive Mobile Security Limited (9)	Developer of security software for mobile communications networks	First lien senior secured loan ($1.8 par due 7/2018)	12.00% (Euribor + 9.00% Cash, 1% PIK/M)	1/16/2015	2.0	1.8	(2)(17)(19)
		First lien senior secured loan ($0.5 par due 10/2018)	12.00% (Euribor + 9.00% Cash, 1% PIK/M)	1/16/2015	0.5	0.5	(2)(17)(19)
		First lien senior secured loan ($1.1 par due 10/2018)	12.00% (Euribor + 9.00% Cash, 1% PIK/M)	10/17/2016	1.1	1.1	(2)(17)(19)
					3.6	3.4
American Broadband Holding Company and Cameron Holdings of NC, Inc.	Broadband communication services	Warrant to purchase up to 208 shares (expires 11/2017)		11/7/2007	—	7.2
		Warrant to purchase up to 200 shares (expires 9/2020)		9/1/2010	—	6.9
					—	14.1
Startec Equity, LLC (8)	Communication services	Member interest		4/1/2010	—	—
Wilcon Holdings LLC	Communications infrastructure provider	Class A common stock (2,000,000 shares)		12/13/2013	1.8	3.7
					5.4	21.2		0.41%
Retail
Paper Source, Inc. and Pine Holdings, Inc. (24)	Retailer of fine and artisanal paper products	First lien senior secured loan ($9.7 par due 9/2018)	7.25% (Libor + 6.25%/Q)	9/23/2013	9.7	9.7	(4)(19)
		Class A common stock (36,364 shares)		9/23/2013	6.0	5.9	(2)
					15.7	15.6
Things Remembered, Inc. and TRM Holdco Corp. (7)	Personalized gifts retailer	First lien senior secured loan ($11.0 par due 3/2020)		8/30/2016	10.6	3.5	(2)(18)
		Common stock (10,631,940 shares)		8/30/2016	6.1	—	(2)
					16.7	3.5
					32.4	19.1		0.37%
Computers and Electronics
Everspin Technologies, Inc. (24)	Designer and manufacturer of computer memory solutions	First lien senior secured revolving loan ($1.1 par due 6/2017)	7.50% (Base Rate + 7.50%/M)	6/5/2015	1.1	1.1	(5)(19)
		First lien senior secured loan ($7.3 par due 6/2019)	8.75% (Libor + 7.75%/M)	6/5/2015	7.0	7.3	(5)(19)
		Warrant to purchase up to 18,461 shares of common stock (expires 10/2026)		6/5/2015	0.4	0.4	(5)
					8.5	8.8
					8.5	8.8		0.17%
Printing, Publishing and Media
Earthcolor Group, LLC	Printing management services	Limited liability company interests (9.30%)		5/18/2012	—	—
The Teaching Company Holdings, Inc.	Education publications provider	Preferred stock (10,663 shares)		9/29/2006	1.1	3.0	(2)
		Common stock (15,393 shares)		9/29/2006	—	—	(2)
					1.1	3.0
					1.1	3.0		0.06%
					$9,034.1	$8,819.9		170.77%
____________________________________________________

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
______________________________________________________________________

*
Together with Varagon Capital Partners (“Varagon”), the Company has co-invested through the Senior Direct Lending Program LLC (d/b/a the "Senior Direct Lending Program” or the "SDLP"). The SDLP has been capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SDLP must be approved by an investment committee of the SDLP consisting of representatives of the Company and Varagon (with approval from a representative of each required); therefore, although the Company owns more than 25% of the voting securities of the SDLP, the Company does not believe that it has control over the SDLP (for purposes of the Investment Company Act or otherwise) because, among other things, these "voting securities" do not afford the Company the right to elect directors of the SDLP or any other special rights (see Note 4 to the consolidated financial statements).

**
Together with GE Global Sponsor Finance LLC and General Electric Capital Corporation (together, "GE"), the Company has co-invested through the Senior Secured Loan Fund LLC (d/b/a the "Senior Secured Loan Program” or the "SSLP"). The SSLP has been capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of the Company and GE (with approval from a representative of each required); therefore, although the Company owns more than 25% of the voting securities of the SSLP, the Company does not believe that it has control over the SSLP (for purposes of the Investment Company Act or otherwise) because, among other things, these "voting securities" do not afford the Company the right to elect directors of the SSLP or any other special rights (see Note 4 to the consolidated financial statements).

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

.

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

(26)
As of December 31, 2016, the Company had commitments to co-invest in the SSLP for its portion of the SSLP’s commitment to fund delayed draw loans of up to $7.3. See Note 4 to the consolidated financial statements for more information on the SSLP.

(27)
As of December 31, 2016, the Company had commitments to co-invest in the SDLP for its portion of the SDLP’s commitment to fund delayed draw loans of up to $37.1. See Note 4 to the consolidated financial statements for more information on the SDLP.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in millions, except per share data)
(unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Undistributed (Overdistributed) Net Investment Income	Accumulated Net Realized Gains on Investments, Foreign Currency Transactions, Extinguishment of Debt and Other Assets	Net Unrealized Losses on Investments, Foreign Currency and Other Transactions	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2016	314	$—	$5,292	$37	$57	$(221)	$5,165
Issuance of common stock in connection with the American Capital Acquisition	112	—	1,839	—	—	—	1,839
Deemed contribution from Ares Capital Management (See Note 14)	—	—	54	—	—	—	54
Shares issued in connection with dividend reinvestment plan	—	—	6	—	—	—	6
Issuances of Convertible Unsecured Notes (See Note 5)	—	—	15	—	—	—	15
Net increase in stockholders' equity resulting from operations	—	—	—	94	2	22	118
Dividends declared and payable ($0.38 per share)	—	—	—	(162)	—	—	(162)
Balance at March 31, 2017	426	$—	$7,206	$(31)	$59	$(199)	$7,035

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(unaudited)

	For the Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES:
Net increase in stockholders' equity resulting from operations	$118	$132
Adjustments to reconcile net increase in stockholders' equity resulting from operations:
Net realized gains on investments and foreign currency and other transactions	(2)	(27)
Net unrealized losses (gains) on investments, foreign currency and other transactions	(22)	8
Net accretion of discount on investments	(2)	(1)
Payment-in-kind interest and dividends	(21)	(8)
Collections of payment-in-kind interest and dividends	21	—
Amortization of debt issuance costs	4	4
Net accretion of discount on notes payable	2	2
Acquisition of American Capital, net of cash acquired	(2,381)	—
Proceeds from sales and repayments of investments	897	488
Purchases of investments	(898)	(494)
Changes in operating assets and liabilities:
Interest receivable	(6)	(6)
Other assets	11	2
Base management fees payable	5	—
Income based fees payable	—	(2)
Capital gains incentive fees payable	16	3
Accounts payable and other liabilities	(81)	(7)
Interest and facility fees payable	(2)	(15)
Net cash (used in) provided by operating activities	(2,341)	79
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	1,839	—
Borrowings on debt	3,348	2,432
Repayments and repurchases of debt	(2,638)	(2,566)
Debt issuance costs	(28)	—
Dividends paid	(156)	(120)
Repurchases of common stock	—	(5)
Net cash provided by (used) in financing activities	2,365	(259)
CHANGE IN CASH AND CASH EQUIVALENTS	24	(180)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	223	257
CASH AND CASH EQUIVALENTS, END OF PERIOD	$247	$77
Supplemental Information:
Interest paid during the period	$48	$58
Taxes, including excise tax, paid during the period	$13	$13
Dividends declared and payable during the period	$162	$119
Deemed contribution from Ares Capital Management (see Note 14)	$54	$—

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2017
(unaudited)
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

The Company is externally managed by Ares Capital Management LLC (“Ares Capital Management” or the Company’s “investment adviser”), a subsidiary of Ares Management, L.P. (“Ares Management” or "Ares"), a publicly traded, leading global alternative asset manager, pursuant to an investment advisory and management agreement. Ares Operations LLC (“Ares Operations” or the Company’s “administrator”), a subsidiary of Ares Management, provides certain administrative and other services necessary for the Company to operate.

2.     SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”), and include the accounts of the Company and its consolidated subsidiaries. The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification (“ASC") 946. The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition as of and for the periods presented. All significant intercompany balances and transactions have been eliminated.

Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2017.

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

Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, the Company looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available (i.e., substantially all of the Company’s investments) are valued at fair value as determined in good faith by the Company’s board of directors, based on, among other things, the input of the Company’s investment adviser, audit committee and independent third-party valuation firms that have been engaged at the direction of the Company’s board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12-month period (with certain de minimis exceptions) and under a valuation policy and a consistently applied valuation process. The valuation process is conducted at the end of each fiscal quarter, and a portion of the Company’s investment portfolio at fair value is subject to review by an independent valuation firm each quarter. In addition, the Company’s independent registered public accounting firm obtains an understanding of, and performs select procedures relating to, the Company’s investment valuation process within the context of performing the integrated audit.

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

•
The audit committee of the Company’s board of directors reviews these valuations, as well as the input of third parties, including independent third-party valuation firms who have reviewed a portion of the investments in the Company’s portfolio at fair value.

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

Derivative Instruments

The Company does not utilize hedge accounting and as such values its derivatives at fair value with the unrealized gains or losses recorded in "net unrealized gains (losses) from foreign currency and other transactions” in the Company's consolidated statement of operations.
Equity Offering Expenses

The Company’s offering costs are charged against the proceeds from equity offerings when proceeds are received.

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

The income based fee is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income, as defined in the investment advisory and management agreement, for the quarter.  Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the administration agreement, and any interest expense and dividends paid on any outstanding preferred stock, but excluding the income based fee and capital gains incentive fee accrued under GAAP). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities, accrued income that the Company has not yet received in cash. The Company’s investment adviser is not under any obligation to reimburse the Company for any part of the income based fees it received that was based on accrued interest that the Company never actually received.

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

In connection with the Company's acquisition of American Capital, Ltd., a Delaware corporation ("American Capital") (the "American Capital Acquisition"), Ares Capital Management agreed to waive, for each of the first 10 calendar quarters beginning with the second quarter of 2017, the lesser of (x) $10 of income based fees and (y) the amount of income based fees for such quarter, in each case, to the extent earned and payable by the Company in such quarter pursuant to and as calculated under the Company's investment advisory and management agreement. See Note 14 for additional information regarding the American Capital Acquisition.

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

Notwithstanding the foregoing, as a result of an amendment to the capital gains incentive fee under the investment advisory and management agreement that was adopted on June 6, 2011, if the Company is required by GAAP to record an investment at its fair value as of the time of acquisition instead of at the actual amount paid for such investment by the Company (including, for example, as a result of the application of the asset acquisition method of accounting), then solely for the purposes of calculating the capital gains incentive fee, the “accreted or amortized cost basis” of an investment shall be an amount (the “Contractual Cost Basis”) equal to (1) (x) the actual amount paid by the Company for such investment plus (y) any amounts recorded in the Company’s financial statements as required by GAAP that are attributable to the accretion of such investment plus (z) any other adjustments made to the cost basis included in the Company’s financial statements, including PIK interest or additional amounts funded (net of repayments) minus (2) any amounts recorded in the Company’s financial statements as required by GAAP that are attributable to the amortization of such investment, whether such calculated Contractual Cost Basis is higher or lower than the fair value of such investment (as determined in accordance with GAAP) at the time of acquisition.

There was no capital gains incentive fee earned by the Company's investment adviser as calculated under the investment advisory and management agreement (as described above) for the three months ended March 31, 2017. However, in accordance with GAAP, the Company had cumulatively accrued a capital gains incentive fee of $54 as of March 31, 2017, of which $54 is not currently due under the investment advisory and management agreement. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 20% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods. As of March 31, 2017, the Company has paid capital gains incentive fees since inception totaling $57. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

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

For the three months ended March 31, 2017, base management fees were $39 and income based fees were $32. For the three months ended March 31, 2017, the capital gains incentive fees calculated in accordance with GAAP was $16, including $11 recorded in connection with the American Capital Acquisition as a result of the fair value of the net assets acquired exceeding the fair value of the merger consideration paid by the Company. See Note 14 for additional information regarding the American Capital Acquisition. For the three months ended March 31, 2016, base management fees were $35, income based fees were $29 and the capital gains incentive fees calculated in accordance with GAAP was $4.

Administration Agreement

The Company is party to an administration agreement, referred to herein as the “administration agreement”, with its administrator, Ares Operations. Pursuant to the administration agreement, Ares Operations furnishes the Company with office equipment and clerical, bookkeeping and record keeping services at the Company’s office facilities. Under the administration agreement, Ares Operations also performs, or oversees the performance of, the Company’s required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology and investor relations, being responsible for the financial records that the Company is required to maintain and preparing reports to its stockholders and reports filed with the Securities and Exchange Commission (the "SEC"). In addition, Ares Operations assists the Company in determining and publishing its net asset value, assists the Company in providing managerial assistance to its portfolio companies, oversees the preparation and filing of the Company’s tax returns and the printing and dissemination of reports to its stockholders, and generally oversees the payment of its expenses and the performance of administrative and professional services rendered to the Company by others. Payments under the administration agreement are equal to an amount based upon its allocable portion of Ares Operations’ overhead and other expenses (including travel expenses) incurred by Ares Operations in performing its obligations under the administration agreement, including the Company’s allocable portion of the compensation of certain of its officers (including the Company’s chief compliance officer, chief financial officer, chief accounting officer, general counsel, treasurer and assistant treasurer) and their respective staffs. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

For the three months ended March 31, 2017 and 2016, the Company incurred $3 and $3, respectively, in administrative fees. In addition, the Company incurred an additional $3 in administrative fees related to the integration of the American Capital Acquisition. These acquisition related expenses are included in "professional fees and other costs related to the American Capital Acquisition" in the consolidated statement of operations. As of March 31, 2017, a total of $6 in administrative fees were unpaid and included in “accounts payable and other liabilities” in the accompanying consolidated balance sheet.

4.     INVESTMENTS

As of March 31, 2017 and December 31, 2016, investments consisted of the following:

	As of
	March 31, 2017		December 31, 2016
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans	$2,875	$2,791	$2,102	$2,036
Second lien senior secured loans	3,975	3,887	3,069	2,987
Subordinated certificates of the SDLP (2)	269	269	270	270
Subordinated certificates of the SSLP (3)	1,938	1,919	1,938	1,914
Senior subordinated debt	846	868	692	714
Collateralized loan obligations	245	242	—	—
Preferred equity securities	626	407	505	273
Other equity securities	828	1,024	458	626
Total	$11,602	$11,407	$9,034	$8,820
________________________________________

(1)	The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, if any.

(2)
The proceeds from these certificates were applied to co-investments with Varagon and its clients to fund first lien senior secured loans to 14 and 14 different borrowers as of March 31, 2017 and December 31, 2016, respectively.

(3)
The proceeds from these certificates were applied to co-investments with GE to fund first lien senior secured loans to 18 and 19 different borrowers as of March 31, 2017 and December 31, 2016, respectively.

The industrial and geographic compositions of the Company’s portfolio at fair value as of March 31, 2017 and December 31, 2016 were as follows:

	As of
	March 31, 2017	December 31, 2016
Industry
Investment Funds and Vehicles(1)	22.1%	25.2%
Business Services	15.4	9.8
Healthcare Services	13.4	14.3
Other Services	7.9	8.9
Consumer Products	7.5	7.2
Financial Services	4.3	4.2
Power Generation	3.9	6.4
Restaurants and Food Services	3.7	4.5
Manufacturing	3.4	3.8
Containers and Packaging	2.8	2.8
Food and Beverage	2.7	2.2
Education	2.5	2.0
Automotive Services	1.8	1.9
Environmental Services	1.6	0.9
Commercial Real Estate Finance	1.3	1.0
Other	5.7	4.9
Total	100.0%	100.0%
________________________________________

(1)
Includes the Company’s investment in the SDLP, which had made first lien senior secured loans to 14 and 14 different borrowers as of March 31, 2017 and December 31, 2016, respectively, and the Company’s investment in the

SSLP, which had made first lien senior secured loans to 18 and 19 different borrowers as of March 31, 2017 and December 31, 2016, respectively. The portfolio companies in the SDLP and SSLP are in industries similar to the companies in the Company’s portfolio.

	As of
Geographic Region	March 31, 2017	December 31, 2016
West(1)	34.9%	41.5%
Southeast	21.1	19.5
Midwest	20.8	19.7
Mid Atlantic	14.2	14.7
International	5.7	1.0
Northeast	3.3	3.6
Total	100.0%	100.0%
________________________________________

(1)
Includes the Company’s investment in the SDLP, which represented 2.4% and 3.1% of the total investment portfolio at fair value as of March 31, 2017 and December 31, 2016, respectively, and the Company's investment in the SSLP, which represented 16.8% and 21.7% of the total investment portfolio at fair value as of March 31, 2017 and December 31, 2016, respectively.

As of March 31, 2017, 2.9% of total investments at amortized cost (or 1.1% of total investments at fair value) were on non-accrual status. As of December 31, 2016, 2.9% of total investments at amortized cost (or 0.8% of total investments at fair value) were on non-accrual status.

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

The Company provides capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. As of March 31, 2017 and December 31, 2016, the Company and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates.

As of each of March 31, 2017 and December 31, 2016, the Company and Varagon and its clients had agreed to make capital available to the SDLP of $2,925 in the aggregate, of which $591 is to be made available from the Company. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP as discussed above. Below is a summary of the funded capital and unfunded capital commitments of the SDLP.

	As of
	March 31, 2017	December 31, 2016
Total capital funded to the SDLP(1)	$1,282	$1,285
Total capital funded to the SDLP by the Company(1)	$269	$270
Total unfunded capital commitments to the SDLP(2)	$168	$177
Total unfunded capital commitments to the SDLP by the Company(2)	$35	$37
___________________________________________________________________________

(1)	At principal amount.

(2)	These commitments have been approved by the investment committee of the SDLP and will be funded as the transactions are completed.

The SDLP Certificates pay a coupon of LIBOR plus 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, after expenses, which may result in a return to the holders of the SDLP Certificates that is greater than the stated coupon. The SDLP Certificates are junior in right of payment to the senior notes and intermediate funding notes.

The amortized cost and fair value of the SDLP Certificates held by the Company were $269 and $269, respectively, as of March 31, 2017. The Company’s yield on its investment in the SDLP at amortized cost and fair value was 14.0% and 14.0%, respectively, as of March 31, 2017. The amortized cost and fair value of the SDLP Certificates held by the Company were $270 and $270, respectively, as of December 31, 2016. The Company’s yield on its investment in the SDLP at amortized cost and fair value was 14.0% and 14.0%, respectively, as of December 31, 2016. For the three months ended March 31, 2017, the Company earned interest income of $10 from its investment in the SDLP Certificates. The Company is also entitled to certain fees in connection with the SDLP. For the three months ended March 31, 2017, in connection with the SDLP, the Company earned capital structuring service and other fees totaling $0.

As of March 31, 2017 and December 31, 2016, the SDLP's portfolio was comprised entirely of first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in the Company's portfolio. As of March 31, 2017 and December 31, 2016, none of the loans were on non-accrual status. Below is a summary of the SDLP's portfolio.

	As of
(dollar amounts in millions)	March 31, 2017	December 31, 2016
Total first lien senior secured loans(1)	$1,281	$1,281
Largest loan to a single borrower(1)	$125	$125
Total of five largest loans to borrowers(1)	$560	$560
Number of borrowers in the SDLP	14	14
Commitments to fund delayed draw loans(2)	$168	$177
___________________________________________________________________________

(1)	At principal amount.

(2)	As discussed above, these commitments have been approved by the investment committee of the SDLP.

Senior Secured Loan Program

The Company and GE have co-invested in first lien senior secured loans of middle market companies through the SSLP. The SSLP has been capitalized as transactions are completed. All portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of the Company and GE (with approval from a representative of each required). The Company has provided capital to the SSLP in the form of subordinated certificates (the "SSLP Certificates"). As of March 31, 2017 and December 31, 2016, the Company and GE owned 87.5% and 12.5%, respectively, of the outstanding SSLP Certificates.

In August 2015, GE completed the sale of its U.S. Sponsor Finance business, through which GE had participated with the Company in the SSLP, to Canada Pension Plan Investment Board (‘‘CPPIB’’). This sale excluded GE’s interest in the SSLP, and the Company and GE continue to operate the SSLP. The Company and GE no longer have an obligation to present senior secured lending investment opportunities to the SSLP and since June 30, 2015, the SSLP has not made any investments related to new portfolio companies; however, the Company and GE may provide capital to support the SSLP’s funding of existing commitments (see below) and other amounts to its portfolio companies. On August 24, 2015, the Company was advised that GECC, as the holder of the senior notes of the SSLP (the ‘‘Senior Notes’’), directed State Street Bank and Trust Company, as trustee of the Senior Notes and the SSLP Certificates, pursuant to the terms of the indenture governing the Senior Notes and the SSLP Certificates, to apply all principal proceeds received by the SSLP from its investments to the repayment of the outstanding principal amount of the Senior Notes until paid in full (prior to the distribution of any such principal proceeds to the holders of the SSLP Certificates, which includes the Company). GECC had previously elected to waive its right to receive priority repayments on the Senior Notes from principal proceeds in most circumstances. Prior to closing the sale to CPPIB, GE had announced its intention to provide the Company and CPPIB the opportunity to work together on the SSLP on a go-forward basis. GECC has also stated that if a mutual agreement between the Company and CPPIB to partner on the SSLP is not reached, it intends to retain its interest in the SSLP and the SSLP would be wound down in an orderly manner. The Company has been in dialogue with GE and CPPIB to determine if there is an opportunity to work together; however, to date there has been no agreement in respect of the SSLP as a result of these discussions and there can be no assurance that such discussions will continue or any such agreement will be reached.

As discussed above, the Company anticipates that no new investments will be made by the SSLP and that the Company and GE may only provide additional capital to support the SSLP's funding of existing commitments and other amounts to its portfolio companies. Below is a summary of the funded capital and unfunded capital commitments of the SSLP.

	As of
	March 31, 2017	December 31, 2016
Total capital funded to the SSLP(1)	$3,307	$3,819
Total capital funded to the SSLP by the Company(1)	$2,004	$2,004
Total unfunded capital commitments to the SSLP(2)	$50	$50
Total unfunded capital commitments to the SSLP by the Company(2)	$7	$7
___________________________________________________________________________

(1)	At principal amount.

(2)	These commitments have been approved by the investment committee of the SSLP and will be funded as the transactions are completed.

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

As of March 31, 2017 and December 31, 2016, the amortized cost and fair value of the SSLP Certificates held by the Company were $1,938 and $1,919, respectively, and $1,938 and $1,914, respectively. The Company’s yield on its investment in the SSLP at amortized cost and fair value was 6.5% and 6.6%, respectively, as of March 31, 2017, and 7.0% and 7.1%, respectively, as of December 31, 2016. For the three months ended March 31, 2017 and 2016, the Company earned interest income of $34 and $59, respectively, from its investment in the SSLP Certificates. The Company is also entitled to certain fees in connection with the SSLP. For the three months ended March 31, 2017 and 2016, in connection with the SSLP, the Company earned capital structuring service, sourcing and other fees totaling $2 and $6, respectively.

As of March 31, 2017 and December 31, 2016, the SSLP's portfolio was comprised of all first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in the Company's portfolio. As of March 31, 2017 and December 31, 2016, none of these loans were on non-accrual status. Below is a summary of the SSLP's portfolio.

	As of
(dollar amounts in millions)	March 31, 2017	December 31, 2016
Total first lien senior secured loans(1)	$3,227	$3,360
Largest loan to a single borrower(1)	$259	$260
Total of five largest loans to borrowers(1)	$1,252	$1,257
Number of borrowers in the SSLP	18	19
Commitments to fund delayed draw loans(2)	$50	$50
___________________________________________________________________________

(1)	At principal amount.

(2)	As discussed above, these commitments have been approved by the investment committee of the SSLP.

Ivy Hill Asset Management, L.P.
Ivy Hill Asset Management, L.P. (“IHAM”) is an asset management services company and an SEC-registered investment adviser. The Company has made investments in IHAM, its wholly owned portfolio company, and previously made investments in certain vehicles managed by IHAM. As of March 31, 2017, IHAM had assets under management of approximately $4.3 billion. As of March 31, 2017, IHAM managed 22 vehicles and served as the sub-manager/sub-servicer for 2 other vehicles (these vehicles managed or sub-managed/sub-serviced by IHAM are collectively referred to as the “IHAM Vehicles”). IHAM earns fee income from managing the IHAM Vehicles and has also invested in certain of these vehicles as part of its business strategy. As of March 31, 2017 and December 31, 2016, IHAM had total investments of $250 and $223, respectively. For the three months ended March 31, 2017 and 2016, IHAM had management and incentive fee income of $8 and $4, respectively, and other investment-related income of $7 and $6, respectively.

In connection with the American Capital Acquisition, which was completed on January 3, 2017 (the "Acquisition Date"), American Capital Asset Management, LLC ("ACAM"), a wholly owned portfolio company of American Capital, merged with and into IHAM, with IHAM remaining as the surviving entity as a wholly owned portfolio company of the Company. As a result of the merger of IHAM and ACAM, the Company's investment in IHAM increased by $179, which was recorded as a capital contribution in the amount of the fair value of the net assets of ACAM as of the Acquisition Date.  In January 2017, as a result of sales of certain assets previously held by ACAM, IHAM made a distribution to the Company of $103, which was recorded as a return of the Company’s capital contribution discussed above.  Also in connection with the American Capital Acquisition, the Company assumed a $7 bridge loan receivable from a wholly owned subsidiary of ACAM.  Such receivable amount was repaid by IHAM in January 2017. See Note 14 for additional information regarding the American Capital Acquisition. In March 2017, the Company made an additional capital contribution of $50 to IHAM, which was unrelated to the American Capital Acquisition.

 The amortized cost and fair value of the Company’s investment in IHAM was $296 and $354, respectively, as of March 31, 2017, and $171 and $229, respectively, as of December 31, 2016. For the three months ended March 31, 2017 and 2016, the Company received distributions from IHAM of $113 and $10, respectively. The distributions for the three months ended March 31, 2017 and 2016, included dividend income of $10 and $10, respectively.

From time to time, IHAM or certain IHAM Vehicles may purchase investments from, or sell investments to, the Company. For any such sales or purchases by the IHAM Vehicles to or from the Company, the IHAM Vehicles must obtain approval from third parties unaffiliated with the Company or IHAM, as applicable. During the three months ended March 31, 2017 and 2016, IHAM or certain of the IHAM Vehicles purchased $24 and $65, respectively, of investments from the Company. Net realized gains of $0 and $0 were recorded by the Company on these transactions for the three months ended March 31, 2017 and 2016, respectively.

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

5.     DEBT

In accordance with the Investment Company Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 200% after such borrowing. On June 21, 2016, the Company, Ares Capital Management, Ares Venture Finance GP LLC and AVF LP received exemptive relief from the SEC allowing the Company to modify the Company's calculation of asset coverage requirements to exclude the SBA Debentures (defined below). As such, the Company's ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This exemptive relief provides the Company with increased investment flexibility but also increases the Company's risk related to leverage. As of March 31, 2017 the Company’s asset coverage was 249% (excluding the SBA Debentures).

The Company’s outstanding debt as of March 31, 2017 and December 31, 2016 was as follows:

	As of
	March 31, 2017					December 31, 2016
	Total Aggregate Principal Amount Committed/ Outstanding(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding(1)	Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$2,095	(2)	$622	$622		$1,265	$571	$571
Revolving Funding Facility	1,000		575	575		540	155	155
SMBC Funding Facility	400		140	140		400	105	105
SBA Debentures	75		25	24		75	25	24
2017 Convertible Notes	—		—	—	(3)	162	162	162	(4)
2018 Convertible Notes	270		270	268	(4)	270	270	267	(4)
2019 Convertible Notes	300		300	297	(4)	300	300	296	(4)
2022 Convertible Notes	388		388	364	(4)	—	—	—
2018 Notes	750		750	746	(5)	750	750	745	(5)
2020 Notes	600		600	596	(6)	600	600	596	(6)
January 2022 Notes	600		600	592	(7)	600	600	592	(7)
October 2022 Notes	183		183	179	(8)	183	183	179	(8)
2047 Notes	230		230	182	(9)	230	230	182	(9)
Total	$6,891		$4,683	$4,585		$5,375	$3,951	$3,874
______________________________________

(1)	Subject to borrowing base, leverage and other restrictions. Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.

(2)	Provides for a feature that allows the Company, under certain circumstances, to increase the size of the Revolving Credit Facility (as defined below) to a maximum of $3,095.

(3)	See below for more information on the repayment of the 2017 Convertible Notes at maturity.

(4)
Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes (as defined below). As of March 31, 2017, the total unamortized debt issuance costs and the unaccreted discount for the 2018 Convertible Notes, the 2019 Convertible Notes and the 2022 Convertible Notes (each as defined below) were $2, $3 and $24, respectively. As of December 31, 2016, the total unamortized debt issuance costs and the unaccreted discount for the 2017

Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes (each as defined below) were $0, $3 and $4, respectively.

(5)
Represents the aggregate principal amount outstanding of the 2018 Notes (as defined below) less unamortized debt issuance costs and plus the net unamortized premium that was recorded upon the issuances of the 2018 Notes. As of March 31, 2017 and December 31, 2016, the total unamortized debt issuance costs less the net unamortized premium was $4 and $5, respectively.

(6)
Represents the aggregate principal amount outstanding of the 2020 Notes (as defined below) less unamortized debt issuance costs and the net unaccreted discount recorded upon the issuances of the 2020 Notes. As of March 31, 2017 and December 31, 2016, the total unamortized debt issuance costs and the net unaccreted discount was $4 and $4, respectively.

(7)
Represents the aggregate principal amount outstanding of the January 2022 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the January 2022 Notes. As of March 31, 2017 and December 31, 2016, the total unamortized debt issuance costs and the unaccreted discount was $8 and $8, respectively.

(8)
Represents the aggregate principal amount outstanding of the October 2022 Notes (as defined below) less unamortized debt issuance costs. As of March 31, 2017 and December 31, 2016, the total unamortized debt issuance costs was $4 and $4, respectively.

(9)
Represents the aggregate principal amount outstanding of the 2047 Notes (as defined below) less the unaccreted purchased discount recorded as a part of the Allied Acquisition (as defined below). As of March 31, 2017 and December 31, 2016, the total unaccreted purchased discount was $48 and $48, respectively.

The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount, of all the Company’s outstanding debt as of March 31, 2017 were 4.0% and 4.5 years, respectively, and as of December 31, 2016 were 4.2% and 4.8 years, respectively.

Revolving Credit Facility

The Company is party to a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), which allows the Company to borrow up to $2,095 at any one time outstanding. The Revolving Credit Facility consists of a $383 term loan tranche with a stated maturity date of January 4, 2022 and a $1,712 revolving tranche. For $1,592 of the revolving tranche, the end of the revolving period and the stated maturity date are January 4, 2021 and January 4, 2022, respectively. For $75 of the revolving tranche, the end of the revolving period and the stated maturity date are May 4, 2020 and May 4, 2021, respectively. For the remaining $45 of the revolving tranche, the end of the revolving period and the stated maturity date are May 4, 2019 and May 4, 2020, respectively. The Revolving Credit Facility also provides for a feature that allows the Company, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of $3,095. The Revolving Credit Facility generally requires payments of interest at the end of each LIBOR interest period, but no less frequently than quarterly, on LIBOR based loans, and monthly payments of interest on other loans. From the end of the revolving period to the stated maturity date as applicable for each revolving tranche, the Company is required to repay outstanding principal amounts under such revolving tranche on a monthly basis in an amount equal to 1/12th of the outstanding principal amount at the end of the revolving period.

Under the Revolving Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of the Company and its consolidated subsidiaries (subject to certain exceptions) of not less than 2.0:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Credit Facility. Amounts available to borrow under the Revolving Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio that are pledged as collateral. As of March 31, 2017, the Company was in compliance in all material respects with the terms of the Revolving Credit Facility.

As of March 31, 2017 and December 31, 2016, there were $622 and $571 outstanding, respectively, under the Revolving Credit Facility. As of March 31, 2017, the Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $150. As of March 31, 2017 and December 31, 2016, the Company had $35 and $28, respectively, in letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued. As of March 31, 2017, there was $1,438 available for borrowing (net of letters of credit issued) under the Revolving Credit Facility.

The interest rate charged on the Revolving Credit Facility is based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over an  “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility), in each case, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of March 31, 2017, the interest rate in effect was LIBOR plus 1.75%. As of March 31, 2017, the one, two, three and six month LIBOR was 0.98%, 1.03%, 1.15% and 1.42%, respectively. As of December 31, 2016, the one, two, three and six month LIBOR was 0.77%, 0.82%, 1.00% and 1.32%, respectively. In addition to the stated interest expense on the Revolving Credit Facility, the Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. The Company is also required to pay a letter of credit fee of either 2.00% or 2.25% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility.

The Revolving Credit Facility is secured by certain assets in the Company’s portfolio and excludes investments held by Ares Capital CP under the Revolving Funding Facility, those held by ACJB under the SMBC Funding Facility and those held by AVF LP under the SBA Debentures, each as described below, and certain other investments.

For the three months ended March 31, 2017 and 2016, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the Three Months Ended March 31,
	2017	2016
Stated interest expense	$4	$5
Facility fees	1	—
Amortization of debt issuance costs	1	1
Total interest and credit facility fees expense	$6	$6
Cash paid for interest expense	$3	$4
Average stated interest rate	2.55%	2.21%
Average outstanding balance	$604	$881

Revolving Funding Facility

The Company’s consolidated subsidiary, Ares Capital CP Funding LLC ("Ares Capital CP"), is party to a revolving funding facility (as amended, the "Revolving Funding Facility"), which allows Ares Capital CP to borrow up to $1,000 at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility are January 3, 2019 and January 3, 2022, respectively.

Amounts available to borrow under the Revolving Funding Facility are subject to a borrowing base that applies different advance rates to different types of assets held by Ares Capital CP. Ares Capital CP is also subject to limitations with respect to the loans securing the Revolving Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests, loans with fixed rates and loans with certain investment ratings, as well as restrictions on portfolio company leverage, which may also affect the borrowing base and therefore amounts available to borrow. The Company and Ares Capital CP are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the agreements governing the Revolving Funding Facility. As of March 31, 2017, the Company and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

As of March 31, 2017 and December 31, 2016, there was $575 and $155 outstanding, respectively, under the Revolving Funding Facility. Since January 3, 2017, the interest rate charged on the Revolving Funding Facility is based on LIBOR plus 2.30% per annum or a "base rate" (as defined in the agreements governing the Revolving Funding Facility) plus 1.30% per annum. Prior to and including January 3, 2017, the interest rate charged on the Revolving Funding Facility was based on an applicable spread ranging from 2.25% to 2.50% over LIBOR or ranging from 1.25% to 1.50% over a “base rate” (as defined in the agreements governing the Revolving Funding Facility) in each case, determined monthly based on the composition of the borrowing base relative to outstanding borrowings under the Revolving Funding Facility. Ares Capital CP is required to pay a commitment fee between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility. Ares Capital CP is also required to pay a commitment termination premium in an amount equal to 1.00% of any commitment reduction prior to January 3, 2018 and 0.50% for any commitment reduction prior to July 3, 2018.

For the three months ended March 31, 2017 and 2016, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Funding Facility were as follows:

	For the Three Months Ended March 31,
	2017	2016
Stated interest expense	$4	$1
Facility fees	1	—
Amortization of debt issuance costs	1	1
Total interest and credit facility fees expense	$6	$2
Cash paid for interest expense	$1	$1
Average stated interest rate	3.13%	2.68%
Average outstanding balance	$566	$152

SMBC Funding Facility

The Company’s consolidated subsidiary, Ares Capital JB Funding LLC ("ACJB"), is party to a revolving funding facility (as amended, the "SMBC Funding Facility") with ACJB, as the borrower, and Sumitomo Mitsui Banking Corporation (“SMBC”), as the administrative agent, collateral agent, and lender, that allows ACJB to borrow up to $400 at any one time outstanding. The SMBC Funding Facility is secured by all of the assets held by ACJB. The end of the reinvestment period and the stated maturity date for the SMBC Funding Facility are September 14, 2017 and September 14, 2022, respectively. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement.

Amounts available to borrow under the SMBC Funding Facility are subject to a borrowing base that applies an advance rate to assets held by ACJB. The Company and ACJB are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the SMBC Funding Facility. As of March 31, 2017, the Company and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

As of March 31, 2017 and December 31, 2016, there was $140 and $105 outstanding, respectively, under the SMBC Funding Facility. The interest rate charged on the SMBC Funding Facility is based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over a “base rate” (as defined in the agreements governing the SMBC Funding Facility), in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. As of March 31, 2017, the interest rate in effect was LIBOR plus 1.75%. As of March 31, 2017 and December 31, 2016, the interest rate in effect was based on one month LIBOR, which was 0.98% and 0.77%, respectively. ACJB is required to pay a commitment fee of between 0.35% and 0.875% per annum depending on the size of the unused portion of the SMBC Funding Facility.

For the three months ended March 31, 2017 and 2016, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SMBC Funding Facility were as follows:

	For the Three Months Ended March 31,
	2017	2016
Stated interest expense	$1	$1
Facility fees	—	—
Amortization of debt issuance costs	—	—
Total interest and credit facility fees expense	$1	$1
Cash paid for interest expense	$1	$1
Average stated interest rate	2.60%	2.16%
Average outstanding balance	$119	$113

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

The license from the SBA allows AVF LP to obtain leverage by issuing SBA-guaranteed debentures (the “SBA Debentures”), subject to issuance of a capital commitment by the SBA and other customary procedures. Leverage through the SBA Debentures is subject to required capitalization thresholds. Current SBA regulations limit the amount that any SBIC may borrow to $150 and as of March 31, 2017, the original amount committed to AVF LP by the SBA was $75. Any undrawn commitments expire on September 30, 2019. The SBA Debentures are non-recourse to the Company, have interest payable semi-annually, have a 10-year maturity and may be prepaid at any time without penalty. As of March 31, 2017, AVF LP had $25 of the SBA Debentures issued and outstanding, which mature between September 2025 and March 2026. As of March 31, 2017, AVF LP was in compliance in all material respects with SBA regulatory requirements.
The interest rate for the SBA Debentures is fixed at the time the SBA Debentures and other applicable SBA-guaranteed debentures can be pooled and sold to the public and is based on a spread over U.S. treasury notes with 10-year maturities. The pooling of newly issued SBA-guaranteed debentures occurs twice per year. The spread includes an annual charge as determined by the SBA (the ‘‘Annual Charge’’) as well as a market-driven component. Prior to the 10-year fixed interest rate being determined, the interim interest rate charged for the SBA-guarantee debentures is based on LIBOR plus an applicable spread of 0.30% and the Annual Charge. As of each of March 31, 2017 and December 31, 2016, the weighted average fixed interest rate in effect for the SBA Debentures was 3.48%.

For the three months ended March 31, 2017 and 2016, the components of interest expense, cash paid for interest expense, average stated interest rate and average outstanding balances for the SBA Debentures were as follows:

	For the Three Months Ended March 31,
	2017	2016
Stated interest expense	$—	$—
Amortization of debt issuance costs	—	—
Total interest and credit facility fees expense	$—	$—
Cash paid for interest expense	$—	$—
Average stated interest rate	3.48%	3.11%
Average outstanding balance	$25	$23

Convertible Unsecured Notes

The Company has issued $270 aggregate principal amount of unsecured convertible notes that mature on January 15, 2018 (the “2018 Convertible Notes”), $300 aggregate principal amount of unsecured convertible notes that mature on January 15, 2019 (the "2019 Convertible Notes") and $388 aggregate principal amount of unsecured convertible notes that mature on February 1, 2022 (the “2022 Convertible Notes” and together with the 2018 Convertible Notes and the 2019 Convertible Notes,

the “Convertible Unsecured Notes”). The Convertible Unsecured Notes mature upon their respective maturity dates unless previously converted or repurchased in accordance with their terms. The Company does not have the right to redeem the Convertible Unsecured Notes prior to maturity. The 2018 Convertible Notes, the 2019 Convertible Notes and the 2022 Convertible Notes bear interest at a rate of 4.750%, 4.375% and 3.75%, respectively, per year, payable semi-annually.

In certain circumstances, the Convertible Unsecured Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of its common stock, at the Company’s election, at their respective conversion rates (listed below as of March 31, 2017) subject to customary anti-dilution adjustments and the requirements of their respective indenture (the “Convertible Unsecured Notes Indentures”). Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Unsecured Notes only under certain circumstances set forth in the Convertible Unsecured Notes Indentures. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Unsecured Notes at any time. In addition, if the Company engages in certain corporate events as described in their respective Convertible Unsecured Notes Indenture, holders of the Convertible Unsecured Notes may require the Company to repurchase for cash all or part of the Convertible Unsecured Notes at a repurchase price equal to 100% of the principal amount of the Convertible Unsecured Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

Certain key terms related to the convertible features for each of the Convertible Unsecured Notes as of March 31, 2017 are listed below.

	2018 Convertible Notes	2019 Convertible Notes	2022 Convertible Notes
Conversion premium	17.5%	15.0%	15.0%
Closing stock price at issuance	$16.91	$17.53	$16.86
Closing stock price date	October 3, 2012	July 15, 2013	January 23, 2017
Conversion price(1)	$19.64	$19.99	$19.39
Conversion rate (shares per one thousand dollar principal amount)(1)	50.9054	50.0292	51.5756
Conversion dates	July 15, 2017	July 15, 2018	August 1, 2021
________________________________________

(1)	Represents conversion price and conversion rate, as applicable, as of March 31, 2017, taking into account certain de minimis adjustments that will be made on the conversion date.

As of March 31, 2017, the principal amounts of each series of the Convertible Unsecured Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

The Convertible Unsecured Notes Indentures contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of the Convertible Unsecured Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Unsecured Notes Indentures. As of March 31, 2017, the Company was in compliance in all material respects with the terms of the Convertible Unsecured Notes Indentures.

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

	2018 Convertible Notes	2019 Convertible Notes	2022 Convertible Notes
Debt and equity component percentages, respectively(1)	98.0% and 2.0%	99.8% and 0.2%	96.0% and 4.0%
Debt issuance costs(1)	$6	$4	$9
Equity issuance costs(1)	$—	$—	$—
Equity component, net of issuance costs(2)	$5	$1	$15
________________________________________

(1)	At time of issuance.

(2)	At time of issuance and as of March 31, 2017.

In addition to the original issue discount equal to the equity components of the Convertible Unsecured Notes, the 2018 Convertible Notes and the 2019 Convertible Notes were each issued at a discount. The Company records interest expense comprised of both stated interest expense as well as accretion of any original issue discount.

As of March 31, 2017, the components of the carrying value of the Convertible Unsecured Notes, the stated interest rate and the effective interest rate were as follows:

	2018 Convertible Notes	2019 Convertible Notes	2022 Convertible Notes
Principal amount of debt	$270	$300	$388
Debt issuance costs, net of amortization	(1)	(1)	(9)
Original issue discount, net of accretion	(1)	(2)	(15)
Carrying value of debt	$268	$297	$364
Stated interest rate	4.750%	4.375%	3.750%
Effective interest rate(1)	5.3%	4.7%	4.5%
________________________________________

(1)	The effective interest rate of the debt component of the Convertible Unsecured Notes is equal to the stated interest rate plus the accretion of original issue discount.

In February 2016, the Company repaid in full the $575 aggregate principal amount of unsecured convertible notes (the "February 2016 Convertible Notes") upon their maturity. In June 2016, the Company repaid in full the $230 aggregate principal amount of unsecured convertible notes (the "June 2016 Convertible Notes") upon their maturity. In March 2017, the Company repaid in full the $162 aggregate principal amount of unsecured convertible notes (the "2017 Convertible Notes") upon their maturity.

For the three months ended March 31, 2017 and 2016, the components of interest expense and cash paid for interest expense for the Convertible Unsecured Notes are listed below. For the three months ended March 31, 2016, the following also includes components of interest expense and cash paid for interest expense for the February 2016 Convertible Notes and the June 2016 Convertible Notes.

	For the Three Months Ended March 31,
	2017	2016
Stated interest expense	$11	$14
Amortization of debt issuance costs	1	1
Accretion of original issue discount	2	3
Total interest expense	$14	$18
Cash paid for interest expense	$17	$34

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

2047 Notes

As part of the acquisition of Allied Capital Corporation (“Allied Capital”) in April 2010 (the “Allied Acquisition”), the Company assumed $230 aggregate principal amount of unsecured notes due on April 15, 2047 (the “2047 Notes” and together with the 2018 Notes, the 2020 Notes, the January 2022 Notes, and the October 2022 Notes, the “Unsecured Notes”). The 2047 Notes bear interest at a rate of 6.875%, payable quarterly and all principal is due upon maturity. The 2047 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option, at a par redemption price of $25.00 per security plus accrued and unpaid interest. As of March 31, 2017 and December 31, 2016, the outstanding principal was $230 and $230 respectively, and the carrying value was $182 and $182, respectively. The carrying value represents the outstanding principal amount of the 2047 Notes less the unaccreted purchased discount recorded as a part of the Allied Acquisition.

For the three months ended March 31, 2017 and 2016, the components of interest expense and cash paid for interest expense for the Unsecured Notes are listed below.

	For the Three Months Ended March 31,
	2017	2016
Stated interest expense	$27	$22
Amortization of debt issuance costs	1	1
Accretion of purchase discount	—	—
Total interest expense	$28	$23
Cash paid for interest expense	$26	$18

The Unsecured Notes contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of such notes under certain circumstances. These covenants are subject to important limitations and exceptions set forth in the indentures governing such notes. As of March 31, 2017, the Company was in compliance in all material respects with the terms of the respective indentures governing each of the Unsecured Notes.

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

6.     DERIVATIVE INSTRUMENTS

The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. As of March 31, 2017 and December 31, 2016, the counterparty to these forward currency contracts was Bank of Montreal. Net unrealized gains or losses on foreign currency contracts are included in “net unrealized gains (losses) from foreign currency and other transactions” and net realized gains or losses on forward currency contracts are included in "net realized gains (losses) from foreign currency transactions" in the accompanying consolidated statement of operations.

The Company had an agreement with the SDLP to sell certain of the Company’s investments to the SDLP at a mutually agreed upon price on a future date (the "Forward Sale Agreement"). The value of the Forward Sale Agreement with the SDLP changed as the fair value of the identified loans changed and as additional loans were added to such agreement. In July 2016, the Company and Varagon and its clients completed the initial funding of the SDLP. In conjunction with the initial funding, the Company and Varagon and its clients sold investment commitments to the SDLP and the Forward Sale Agreement was terminated. For the three months ended March 31, 2016, the unrealized gain related to this agreement was included in the "net unrealized gains (losses) from foreign currency and other transactions” in the accompanying consolidated statement of operations.

Forward currency contracts are considered undesignated derivative instruments.

Certain information related to the Company’s derivative financial instruments is presented below as of March 31, 2017 and December 31, 2016.

	As of March 31, 2017
Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Balance Sheet Location of Net Amounts
Foreign currency forward contract	€2	4/5/2017	$2	$(2)	$—	Accounts payable and other liabilities
Foreign currency forward contract	€27	5/12/2017	31	(29)	2	Other Assets
Foreign currency forward contract	£212	5/12/2017	269	(266)	3	Other Assets
Total			$302	$(297)	$5

	As of December 31, 2016
Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Balance Sheet Location of Net Amounts
Foreign currency forward contract	€2	1/5/2017	$3	$(3)	$—	Other Assets
Total			$3	$(3)	$—

7.     COMMITMENTS AND CONTINGENCIES

The Company has various commitments to fund investments in its portfolio as described below. As of March 31, 2017 and December 31, 2016, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) the Company’s discretion:

	As of
	March 31, 2017	December 31, 2016
Total revolving and delayed draw loan commitments	$548	$411
Less: drawn commitments	(128)	(81)
Total undrawn commitments	420	330
Less: commitments substantially at discretion of the Company	(15)	(12)
Less: unavailable commitments due to borrowing base or other covenant restrictions	—	—
Total net adjusted undrawn revolving and delayed draw loan commitments	$405	$318

Included within the total revolving and delayed draw loan commitments as of March 31, 2017 and December 31, 2016 were delayed draw loan commitments totaling $111 and $92, respectively. The Company’s commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels).

Also included within the total revolving and delayed draw loan commitments as of March 31, 2017 were commitments to issue up to $73 in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of March 31, 2017, the Company had $16 in letters of credit issued and outstanding under these commitments on behalf of portfolio companies. For all these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. None of these letters of credit issued and outstanding are recorded as a liability on the Company’s balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company. Of these letters of credit, $3 expire in 2017 and $13 expire in 2018.

The Company also has commitments to co-invest in the SSLP and the SDLP for the Company’s portion of the SSLP's and the SDLP’s commitments to fund delayed draw loans to certain portfolio companies of the SSLP and the SDLP. See Note 4 for more information.

As of March 31, 2017 and December 31, 2016, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

	As of
	March 31, 2017	December 31, 2016
Total private equity commitments	$88	$57
Less: funded private equity commitments	(34)	(17)
Total unfunded private equity commitments	54	40
Less: private equity commitments substantially at discretion of the Company	(53)	(39)
Total net adjusted unfunded private equity commitments	$1	$1

In the ordinary course of business, the Company may sell certain of its investments to third party purchasers. In particular, in connection with the sale of certain controlled portfolio company equity investments (as well as certain other sales) the Company has, and may continue to do so in the future, agreed to indemnify such purchasers for future liabilities arising from the investments and the related sale transaction. Such indemnification provisions have given rise to liabilities in the past and may do so in the future. In addition, in the ordinary course of business, the Company may guarantee certain obligations of its portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if the portfolio companies were to default on their related obligations.

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

For other portfolio investments such as investments in the SSLP Certificates and SDLP Certificates, discounted cash flow analysis is the primary technique utilized to determine fair value. Expected future cash flows associated with the investment are discounted to determine a present value using a discount rate that reflects estimated market return requirements.

The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of March 31, 2017 and December 31, 2016. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of March 31, 2017
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
First lien senior secured loans	$2,791	Yield analysis	Market yield	4.2% - 28.5%	9.0%
Second lien senior secured loans	3,887	Yield analysis	Market yield	8.2% - 21.0%	10.8%
Subordinated certificates of the SDLP	269	Discounted cash flow analysis	Discount rate	10.8% - 11.8%	11.3%
Subordinated certificates of the SSLP	1,919	Discounted cash flow analysis	Discount rate	6.0% - 7.0%	6.5%
Senior subordinated debt	868	Yield analysis	Market yield	10.5% - 17.5%	12.4%
Collateralized loan obligations	242	Discounted cash flow analysis	Discount rate	10.0% - 44.7%	12.2%
			Constant prepayment rate	18.8% - 21.3%	19.9%
			Constant default rate	1.7% - 4.6%	2.3%
Preferred equity securities	407	EV market multiple analysis	EBITDA multiple	3.4x - 14.8x	8.3	x
Other equity securities and other	1,002	EV market multiple analysis	EBITDA multiple	3.4x - 17.3x	9.8	x
Total investments	$11,385

	As of December 31, 2016
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
First lien senior secured loans	$2,036	Yield analysis	Market yield	5.5% - 20.0%	9.3%
Second lien senior secured loans	2,987	Yield analysis	Market yield	8.4% - 20.8%	10.7%
Subordinated certificates of the SDLP	270	Discounted cash flow analysis	Discount rate	11.0% - 12.0%	11.5%
Subordinated certificates of the SSLP	1,914	Discounted cash flow analysis	Discount rate	6.5% - 7.5%	7.0%
Senior subordinated debt	714	Yield analysis	Market yield	9.8% - 17.5%	12.2%
Preferred equity securities	273	EV market multiple analysis	EBITDA multiple	3.5x - 14.8x	8.6	x
Other equity securities and other	619	EV market multiple analysis	EBITDA multiple	5.0x - 16.4x	10.7	x
Total investments	$8,813
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

The following table presents fair value measurements of cash and cash equivalents, investments and derivatives as of March 31, 2017:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$247	$247	$—	$—
Investments not measured at net asset value	$11,385	$—	$—	11,385
Investments measured at net asset value (1)	$22
Total investments	$11,407
Derivatives	$5	$—	$5	$—

(1)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

The following table presents fair value measurements of cash and cash equivalents, investments and derivatives as of December 31, 2016:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$223	$223	$—	$—
Investments not measured at net asset value	$8,814	$1	$—	$8,813
Investments measured at net asset value (1)	$6
Total investments	$8,820
Derivatives	$—	$—	$—	$—

(1)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following table presents changes in investments that use Level 3 inputs as of and for the three months ended March 31, 2017:

As of and For the Three Months Ended March 31, 2017
Balance as of December 31, 2016	$8,813
Net realized gains	13
Net unrealized losses	(9)
Investments acquired as part of the American Capital Acquisition	2,527
Purchases	904
Sales	(390)
Redemptions	(496)
Payment-in-kind interest and dividends	21
Net accretion of discount on securities	2
Net transfers in and/or out of Level 3	—
Balance as of March 31, 2017	$11,385
As of March 31, 2017, the net unrealized depreciation on the investments that use Level 3 inputs was $204. For the three months ended March 31, 2017, the net transfers out of Level 3 were due to privately held equity investments converting to publicly traded stock.

For the three months ended March 31, 2017, the total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the Company’s Level 3 assets still held as of March 31, 2017, and reported within the net unrealized gains (losses) from investments, foreign currency and other transactions in the Company’s consolidated statement of operations was $21.

The following table presents changes in investments that use Level 3 inputs as of and for the three months ended March 31, 2016:

As of and For the Three Months Ended March 31, 2016
Balance as of December 31, 2015	$9,045
Net realized gains	25
Net unrealized losses	(4)
Purchases	493
Sales	(127)
Redemptions	(378)
Payment-in-kind interest and dividends	8
Net accretion of discount on securities	1
Net transfers in and/or out of Level 3	(6)
Balance as of March 31, 2016	$9,057

As of March 31, 2016, the net unrealized depreciation on the investments that use Level 3 inputs was $110. For the three months ended March 31, 2016, the net transfers out of Level 3 were due to privately held equity investments converting to publicly traded stock.

For the three months ended March 31, 2016, the total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the Company’s Level 3 assets still held as of March 31, 2016, and reported within the net unrealized gains (losses) from investments, foreign currency and other transactions in the Company’s consolidated statement of operations was $9.

The following table presents changes in derivatives that use Level 3 inputs as of and for the three months ended March 31, 2016:

As of and For the Three Months Ended March 31, 2016
Balance as of December 31, 2015	$3
Net unrealized gains	1
Balance as of March 31, 2016	$4

As of March 31, 2016, the net unrealized appreciation on the derivatives that use Level 3 inputs was $4.

Following are the carrying and fair values of the Company’s debt obligations as of March 31, 2017 and December 31, 2016. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	March 31, 2017			December 31, 2016
	Carrying value(1)		Fair value	Carrying value(1)		Fair value
Revolving Credit Facility	$622		$622	$571		$571
Revolving Funding Facility	575		575	155		155
SMBC Funding Facility	140		140	105		105
SBA Debentures	24		25	24		25
2017 Convertible Notes (principal amount outstanding of $0 and $162, respectively)	—		—	162	(2)	163
2018 Convertible Notes (principal amount outstanding of $270)	268	(2)	276	267	(2)	278
2019 Convertible Notes (principal amount outstanding of $300)	297	(2)	310	296	(2)	312
2022 Convertible Notes (principal amount outstanding of $388 and $0, respectively)	364	(2)	387	—		—
2018 Notes (principal amount outstanding of $750)	746	(3)	777	745	(3)	776
2020 Notes (principal amount outstanding of $600)	596	(4)	612	596	(4)	608
January 2022 Notes (principal amount outstanding of $600)	592	(5)	593	592	(5)	584
October 2022 Notes (principal amount outstanding of $183)	179	(6)	186	179	(6)	184
2047 Notes (principal amount outstanding of $230)	182	(7)	233	182	(7)	228
	$4,585	(8)	$4,736	$3,874	(8)	$3,989
________________________________________

(1)	The Revolving Credit Facility, the Revolving Funding Facility and the SMBC Funding Facility carrying values are the same as the principal amounts outstanding.

(2)	Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes less unamortized debt issuance costs and the unaccreted discount recorded upon the issuances of such notes.

(3)	Represents the aggregate principal amount outstanding of the 2018 Notes less unamortized debt issuance costs plus the net unamortized premium recorded upon the issuances of the 2018 Notes.

(4)	Represents the aggregate principal amount outstanding of the 2020 Notes less unamortized debt issuance costs and the net unaccreted discount recorded upon the issuances of the 2020 Notes.

(5)	Represents the aggregate principal amount outstanding of the January 2022 Notes less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the January 2022 Notes.

(6)	Represents the aggregate principal amount outstanding of the October 2022 Notes less unamortized debt issuance costs.

(7)	Represents the aggregate principal amount outstanding of the 2047 Notes less the unaccreted purchased discount.

(8)	Total principal amount of debt outstanding totaled $4,683 and $3,951 as of March 31, 2017 and December 31, 2016, respectively.

The following table presents fair value measurements of the Company’s debt obligations as of March 31, 2017 and December 31, 2016:

	As of
Fair Value Measurements Using	March 31, 2017	December 31, 2016
Level 1	$419	$413
Level 2	4,317	3,576
Total	$4,736	$3,989

9.     STOCKHOLDERS' EQUITY

There were no sales of the Company’s equity securities for the three months ended March 31, 2017 and 2016. See Note 11 for information regarding shares of common stock issued or purchased in accordance with the Company's dividend reinvestment plan.

In connection with the American Capital Acquisition, the Company issued 112 shares valued at approximately $1,839. See Note 14 for additional information regarding the American Capital Acquisition.

Stock Repurchase Program

In September 2015, the Company's board of directors approved a stock repurchase program authorizing the Company to repurchase up to $100 in the aggregate of its outstanding common stock in the open market at certain thresholds below its net asset value per share, in accordance with the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  The timing, manner, price and amount of any share repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. In May 2016, the Company suspended its stock repurchase program pending the completion of the American Capital Acquisition. In February 2017, the Company’s board of directors authorized an amendment to its stock repurchase program to (a) increase the total authorization under the program from $100 to $300 and (b) extend the expiration date of the program from February 28, 2017 to February 28, 2018. Under the stock repurchase program, the Company may repurchase up to $300 in the aggregate of its outstanding common stock in the open market at a price per share that meets certain thresholds below its net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The program does not require the Company to repurchase any specific number of shares and it cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time.

As of March 31, 2017, the Company had repurchased a total of 0.5 shares of its common stock in the open market under the stock repurchase program since the program's inception in September 2015, at an average price of $13.92 per share, including commissions paid, leaving approximately $293 available for additional repurchases under the program. During the three months ended March 31, 2017, the Company did not repurchase any shares of the Company's common stock under the stock repurchase program. During the three months ended March 31, 2016, the Company repurchased a total of 0.4 shares of the Company’s common stock in the open market for $5 under the stock repurchase program. The shares were repurchased at an average price of $13.92 per share, including commissions paid.

10.     EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted net increase in stockholders' equity resulting from operations per share for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016
Net increase in stockholders' equity resulting from operations available to common stockholders	$118	$132
Weighted average shares of common stock outstanding—basic and diluted	422	314
Basic and diluted net increase in stockholders' equity resulting from operations per share	$0.28	$0.42

For the purpose of calculating diluted net increase in stockholders' equity resulting from operations per share, the average closing price of the Company's common stock for the three months ended March 31, 2017 was less than the conversion price for each of the Convertible Unsecured Notes outstanding as of March 31, 2017. For the three months ended March 31, 2016, the average closing price of the Company's common stock was less than the conversion price for each of the Convertible Unsecured Notes outstanding as of March 31, 2016, as well as for the February 2016 Convertible Notes, the June 2016 Convertible Notes and the 2017 Convertible Notes. Therefore, for all periods presented in the financial statements, the underlying shares for the intrinsic value of the embedded options in the Convertible Unsecured Notes, the February 2016 Convertible Notes, the June 2016 Convertible Notes and the 2017 Convertible Notes had no impact on the computation of diluted net increase in stockholders' equity resulting from operations per share.

11.    DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company's dividends declared and payable during the three months ended March 31, 2017 and 2016:

Date declared	Record date	Payment date	Per share amount	Total amount
February 22, 2017	March 15, 2017	March 31, 2017	$0.38	$162
Total declared and payable for the three months ended March 31, 2017			$0.38	$162

February 26, 2016	March 15, 2016	March 31, 2016	$0.38	$120
Total declared and payable for the three months ended March 31, 2016			$0.38	$120

The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. When the Company issues new shares in connection with the dividend reinvestment plan, the issue price is equal to the closing price of its common stock on the dividend payment date. Dividend reinvestment plan activity for the three months ended March 31, 2017 and 2016, was as follows:

	For the Three Months Ended March 31,
	2017	2016
Shares issued	0.4	—
Average issue price per share	$17.38	$—
Shares purchased by plan agent to satisfy dividends declared and payable during the period for stockholders	—	0.4
Average purchase price per share	$—	$14.98

12.    RELATED PARTY TRANSACTIONS

In accordance with the investment advisory and management agreement, the Company bears all costs and expenses of the operation of the Company and reimburses its investment adviser or its affiliates for certain of such costs and expenses incurred in the operation of the Company. For the three months ended March 31, 2017 and 2016, the Company's investment adviser or its affiliates incurred such expenses totaling $1 and $2, respectively.

The Company is party to office leases pursuant to which it is leasing office facilities from third parties. For certain of these office leases, the Company has also entered into separate subleases with Ares Management LLC, the sole member of Ares Capital Management, and IHAM, pursuant to which Ares Management LLC and IHAM sublease a portion of these leases. For each of the three months ended March 31, 2017 and 2016, amounts payable to the Company under these subleases totaled $2.

Ares Management LLC has also entered into separate subleases with the Company, pursuant to which the Company subleases certain office spaces from Ares Management LLC. For each of the three months ended March 31, 2017 and 2016, amounts payable to Ares Management LLC under these subleases totaled $0.

The Company has also entered into agreements with Ares Management LLC and IHAM, pursuant to which Ares Management LLC and IHAM are entitled to use the Company's proprietary portfolio management software. For each of the three months ended March 31, 2017 and 2016, amounts payable to the Company under these agreements totaled $0.

As part of the American Capital Acquisition, the Company assumed a long term incentive plan liability related to certain employees of a subsidiary of ACAM, which is now a subsidiary of IHAM. The liability is determined based on the fair value of certain investments acquired in the American Capital Acquisition. As of March 31, 2017, the liability amount was estimated to be $22 and is included within accounts payable and other liabilities in the Company's consolidated balance sheet. This liability will be paid on an annual basis based on exited investments in a given calendar year and the value received upon their exit.

See Notes 3, 4, 6 and 14 for descriptions of other related party transactions.

13.   FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights as of and for the three months ended March 31, 2017 and 2016:

	As of and For the Three Months Ended March 31,
Per Share Data:	2017	2016
Net asset value, beginning of period(1)	$16.45	$16.46
Issuances of common stock (see Note 14)	(0.01)	—
Deemed contribution from Ares Capital Management (See Note 14)	0.12	—
Issuance of convertible notes	0.04	—
Net investment income for period(2)	0.22	0.36
Net realized and unrealized gains for period(2)	0.06	0.06
Net increase in stockholders' equity	0.43	0.42
Total distributions to stockholders	(0.38)	(0.38)
Net asset value at end of period(1)	$16.50	$16.50
Per share market value at end of period	$17.38	$14.84
Total return based on market value(3)	7.70%	6.81%
Total return based on net asset value(4)	3.51%	2.45%
Shares outstanding at end of period	426	314
Ratio/Supplemental Data:
Net assets at end of period	$7,035	$5,180
Ratio of operating expenses to average net assets(5)(6)	11.93%	10.08%
Ratio of net investment income to average net assets(5)(7)	6.15%	8.73%
Portfolio turnover rate(5)	37%	21%
_______________________________________________________________________________

(1)	The net assets used equals the total stockholders' equity on the consolidated balance sheet.

(2)	Weighted average basic per share data.

(3)
For the three months ended March 31, 2017, the total return based on market value equaled the increase of the ending market value at March 31, 2017 of $17.38 per share from the ending market value at December 31, 2016 of $16.49 per share plus the declared and payable dividends of $0.38 per share for the three months ended March 31, 2017, divided by the market value at December 31, 2016. For the three months ended March 31, 2016, the total return based on market value equaled the increase of the ending market value at March 31, 2016 of $14.84 per share from the ending market value at December 31, 2015 of $14.25 per share plus the declared and payable dividends of $0.38 per share for the three months ended March 31, 2016, divided by the market value at December 31, 2015. The Company's shares fluctuate in value. The Company's performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(4)
For the three months ended March 31, 2017, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $0.38 per share for the three months ended March 31, 2017, divided by the beginning net asset value for the period. For the three months ended March 31, 2016, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $0.38 per share for the three months ended March 31, 2016, divided by the beginning net asset value for the period. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan, the issuance of common stock in connection with any equity offerings and the equity components of any convertible notes issued during the period. The Company's performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5)	The ratios reflect an annualized amount.

(6)
For the three months ended March 31, 2017, the ratio of operating expenses to average net assets consisted of 2.59% of base management fees, 3.16% of income based fees and capital gains incentive fees, 3.69% of the cost of borrowing and 2.49% of other operating expenses. For the three months ended March 31, 2016, the ratio of operating expenses to average net assets consisted of 2.69% of base management fees, 2.26% of income based fees and capital gains incentive fees, 3.89% of the cost of borrowing and 1.24% of other operating expenses.

(7)	The ratio of net investment income to average net assets excludes income taxes related to realized gains and losses.

14.    AMERICAN CAPITAL ACQUISITION

On May 23, 2016, the Company entered into a definitive agreement (the "Merger Agreement") to acquire American Capital.

On the Acquisition Date, the Company completed the American Capital Acquisition pursuant to the terms and conditions of the Merger Agreement. Pursuant to the Merger Agreement, American Capital shareholders received total consideration of approximately $18.06 per share comprised of: (i) $14.41 per share from the Company consisting of approximately $6.48 per share of cash (including a make-up dividend in the amount of $0.07 per share) and 0.483 shares of the Company’s common stock for each American Capital share at a value of $7.93 per American Capital share (based on the closing price per share of the Company’s common stock on the Acquisition Date), (ii) $2.45 per share of cash from American Capital’s sale of American Capital Mortgage Management, LLC, and (iii) approximately $1.20 per share of cash as transaction support provided by Ares Capital Management acting solely on its own behalf. As of the Acquisition Date, the transaction was valued at approximately $4.2 billion. The total cash and stock consideration paid by the Company was $3.3 billion. In connection with the stock consideration, the Company issued approximately 112 shares of its common stock to American Capital’s then-existing stockholders (including holders of outstanding in-the-money American Capital stock options), thereby resulting in the Company’s then-existing stockholders owning approximately 73.7% of the combined company and then-existing American Capital stockholders owning approximately 26.3% of the combined company. In addition, in connection with the American Capital Acquisition, Ares Capital Management agreed to waive certain income based fees as described in Note 3.

The American Capital Acquisition was accounted for in accordance with the asset acquisition method of accounting as detailed in ASC 805-50, Business Combinations-Related Issues. The fair value of the merger consideration paid by the Company was allocated to the assets acquired and liabilities assumed based on their relative fair values as of the date of acquisition and did not give rise to goodwill. Since the fair value of the net assets acquired exceeded the fair value of the merger consideration paid by the Company, the Company recognized a deemed contribution from Ares Capital Management.

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed as a result of the American Capital Acquisition:

Common stock issued by the Company	$1,839
Cash consideration paid by the Company	1,502
Deemed contribution from Ares Capital Management	54
Total purchase price	$3,395
Assets acquired:
Investments(1)	$2,543
Cash and cash equivalents	961
Other assets(2)	117
Total assets acquired	$3,621
Liabilities assumed(3)	(226)
Net assets acquired	$3,395
_______________________________________________________________________________

(1)     Investments acquired were recorded at fair value, which is also the Company's initial cost basis.

(2)     Other assets acquired in the American Capital Acquisition consisted of the following:

Receivable for open trades	$45
Escrows receivable	41
Interest receivable	9
Other assets	22
Total	$117

(3)	Liabilities assumed in the American Capital Acquisition consisted of the following:

Severance and other payroll related	$ 95
Lease abandonments	55
Long term incentive plan (see Note 12)	31
Escrows payable	25
Other liabilities	20
Total	$226

During the three months ended March 31, 2017, the Company incurred $26 in professional fees and other costs related to the American Capital Acquisition, including $18 in one-time investment banking fees incurred upon the closing of the American Capital Acquisition, $3 in legal fees and $3 in additional administrative fees (see Note 3).

15.    LITIGATION

The Company is party to certain lawsuits in the normal course of business. In addition, American Capital and Allied Capital were involved in various legal proceedings that the Company assumed in connection with the American Capital Acquisition and the Allied Acquisition, respectively. Furthermore, third parties may try to seek to impose liability on the Company in connection with the Company’s activities or the activities of its portfolio companies. While the outcome of any such legal proceedings cannot at this time be predicted with certainty, the Company does not expect that these legal proceedings will materially affect its business, financial condition or results of operations.

On May 20, 2013, the Company was named as one of several defendants in an action (the "Action") filed in the United States District Court for the Eastern District of Pennsylvania (the "Pennsylvania Court") by the bankruptcy trustee of DSI Renal Holdings LLC and two related companies. On March 17, 2014, the Action was transferred to the United States District Court for the District of Delaware (the "Delaware Court") pursuant to a motion filed by the defendants and granted by the Pennsylvania Court. On May 6, 2014, the Delaware Court referred the Action to the United States Bankruptcy Court for the

District of Delaware. The complaint in the Action alleges, among other things, that each of the named defendants participated in a purported fraudulent transfer involving the restructuring of a subsidiary of DSI Renal Holdings LLC. Among other things, the complaint seeks, jointly and severally from all defendants, (1) damages of approximately $425, of which the complaint states the Company’s individual share is approximately $117, and (2) punitive damages. The Company is currently unable to assess with any certainty whether it may have any exposure in the Action. The Company believes the plaintiff’s claims are without merit and intends to vigorously defend itself in the Action.

On or about February 10, 2017, shareholders of American Capital filed a second consolidated amended putative shareholder class action complaint allegedly on behalf of holders of the common stock of American Capital against the former members of American Capital's board of directors and certain former American Capital officers (collectively, the “American Capital defendants”), as well as Elliott Management Corporation, Elliott Associates, L.P., Elliott International, L.P. and Elliott International Capital Advisors Inc. (collectively "Elliott") in the Circuit Court for Montgomery County, Maryland challenging the American Capital Acquisition. This action is a consolidation of putative shareholder complaints filed against the directors of American Capital on June 24, 2016, July 12, 2016, July 21, 2016 and July 27, 2016, which were consolidated and in which an amended consolidated putative shareholder class action complaint was filed on August 18, 2016. The action alleges that the directors, officers and Elliott failed to adequately discharge their fiduciary duties to the public shareholders of American Capital by hastily commencing a sales process due to the board's manipulation by Elliott. In the alternative, the complaint alleges Elliott aided and abetted breaches of fiduciary duty by the American Capital directors and officers. The complaint also alleges that the directors and officers failed to obtain for the shareholders the highest value available in the marketplace for their shares in the American Capital Acquisition. The complaint further alleges that the merger was the product of a flawed process due to Elliott's continued manipulation, the use of deal protection devices in the American Capital Acquisition that precluded other bidders from making a higher offer to American Capital and the directors' conflicts of interest due to special benefits, including the full vesting of American Capital stock options and incentive awards or golden parachutes the directors received upon consummation of the proposed merger. Additionally, the complaint alleges that the registration statement, which was filed with the SEC on July 20, 2016 and included a joint proxy statement to American Capital's shareholders, is materially false and misleading because it omits material information concerning the financial and procedural fairness of the American Capital Acquisition. The complaint seeks to recover compensatory damages for all losses resulting from the alleged breaches of fiduciary duty and waste. The Company assumed this legal proceeding in connection with the American Capital Acquisition and believe that these claims are without merit. The American Capital defendants filed their motion to dismiss the second consolidated amended complaint on March 3, 2017.  Elliott filed its motion to dismiss the second consolidated amended complaint on April 14, 2017.  The plaintiffs’ consolidated brief in opposition to the defendants’ motions to dismiss is expected to be filed on May 9, 2017, and the defendants’ replies in support of their motions are due on May 26, 2017.  The hearing on these motions is scheduled for June 9, 2017 before Judge Ronald Rubin of the Circuit Court for Montgomery County, Maryland.

16.    SUBSEQUENT EVENTS

The Company's management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2017.

Item 2.     Management's Discussion And Analysis Of Financial Condition And Results Of Operations

The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Quarterly Report. Further, the financial information and other data set forth below subsequent to the completion of the American Capital Acquisition (as defined below) on January 3, 2017 reflect the results of the combined company and the financial information and other data prior to the completion of the American Capital Acquisition does not give effect to the American Capital Acquisition, unless otherwise noted. For this reason, period to period comparisons may not be meaningful. In addition, some of the statements in this Quarterly Report (including in the following discussion) constitute forward- looking statements, which relate to future events or the future performance or financial condition of Ares Capital Corporation (the "Company," "ARCC," "Ares Capital," "we," "us," or "our"). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

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

•
our ability to successfully integrate our business with the business of American Capital (as defined below), including rotating out of certain investments acquired in connection therewith and re-deploying such capital effectively and on favorable terms;

•	our ability to recover unrealized losses;

•	market conditions and our ability to access alternative debt markets and additional debt and equity capital and our ability to manage our capital resources effectively;

•	our contractual arrangements and relationships with third parties, including parties to our co-investment programs;

•	the general economy and its impact on the industries in which we invest;

•	uncertainty surrounding the financial stability of the U.S., Europe and China;

•	the social, geopolitical, financial, trade and legal implications of Brexit;

•	Middle East turmoil and the potential for volatility in energy prices and its impact on the industries in which we invest;

•	the financial condition of and ability of our current and prospective portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	our ability to successfully complete and integrate any other acquisitions;

•	the outcome and impact of any litigation or other regulatory matters acquired in connection with the American Capital Acquisition;

•	the impact to the periods following the completion of the American Capital Acquisition;

•	the adequacy of our cash resources and working capital;

•	the timing, form and amount of any dividend distributions;

•	the timing of cash flows, if any, from the operations of our portfolio companies; and

•	the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments.

We use words such as "anticipates," "believes," "expects," "intends," "will," "should," "may" and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and in this Quarterly Report .

We have based the forward-looking statements included in this Quarterly Report on information available to us on the date of this Quarterly Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission ("SEC"), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

To a lesser extent, we also make preferred and/or common equity investments, which have generally been non-control equity investments, of less than $20 million (usually in conjunction with a concurrent debt investment). However, we may increase the size or change the nature of these investments. Also, as a result of the American Capital Acquisition, American Capital’s equity investments, including equity investments pursuant to which American Capital controlled a particular portfolio company, became part of our portfolio.

Since our initial public offering ("IPO") on October 8, 2004 through March 31, 2017, our exited investments resulted in an aggregate cash flow realized internal rate of return to us of approximately 13% (based on original cash invested, net of syndications, of approximately $14.7 billion and total proceeds from such exited investments of approximately $18.0 billion). Internal rate of return is the discount rate that makes the net present value of all cash flows related to a particular investment equal to zero. Internal rate of return is gross of expenses related to investments as these expenses are not allocable to specific investments. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of a debt investment or sale of an investment or through the determination that no further consideration was collectible and, thus, a loss may have been realized. Approximately 65% of these exited investments resulted in an aggregate cash flow realized internal rate of return to us of 10% or greater.

Additionally, since our IPO on October 8, 2004 through March 31, 2017, our realized gains have exceeded our realized losses by approximately $592 million (excluding a one-time gain on the acquisition of Allied Capital Corporation (“Allied Capital”) and realized gains/losses from the extinguishment of debt and other assets). For this same time period, our average annualized net realized gain rate was approximately 1.1% (excluding a one-time gain on the acquisition of Allied Capital and realized gains/losses from the extinguishment of debt and other assets). Net realized gain/loss rates for a particular period are the amount of net realized gains/losses during such period divided by the average quarterly investments at amortized cost in such period.

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

We have elected to be treated as a regulated investment company, or a “RIC”, under the Internal Revenue Code of 1986, as amended (the "Code"), and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and timely distribute to our stockholders generally at least 90% of our investment company taxable income, as defined by the Code, for each year. Pursuant to this election, we generally will not have to pay U.S. federal corporate-level taxes on any income that we distribute to our stockholders provided that we satisfy those requirements.

American Capital Acquisition

On May 23, 2016, we entered into a definitive agreement (the “Merger Agreement”) to acquire American Capital, Ltd. ("American Capital"), a Delaware corporation (the "American Capital Acquisition"). Pursuant to the Merger Agreement, American Capital shareholders received total consideration of approximately $18.06 per share comprised of: (i) $14.41 per share from us consisting of approximately $6.48 per share of cash (including a make-up dividend in the amount of $0.07 per share) and 0.483 shares of our common stock for each American Capital share at a value of $7.93 per American Capital share (based on the closing price per share of our common stock on January 3, 2017 (the "Acquisition Date")), (ii) $2.45 per share of cash from American Capital’s sale of American Capital Mortgage Management, LLC, and (iii) approximately $1.20 per share of cash as transaction support provided by Ares Capital Management acting solely on its own behalf. As of the Acquisition Date, the transaction was valued at approximately $4.2 billion. The total cash and stock consideration paid by us was $3.3 billion. In connection with the stock consideration, we issued approximately 112 million shares of our common stock to American Capital’s then-existing stockholders (including holders of outstanding in-the-money American Capital stock options), thereby resulting in our then-existing stockholders owning approximately 73.7% of the combined company and then-existing American Capital stockholders owning approximately 26.3% of the combined company. As a result of the American Capital Acquisition, Ares Capital acquired $3.6 billion of assets, including $2.5 billion of investments, and assumed $226 million of liabilities.

In connection with the American Capital Acquisition, Ares Capital Management also agreed to waive, for each of the first 10 calendar quarters beginning with the second quarter of 2017, the lesser of (x) $10 million of income based fees and (y) the amount of income based fees for such quarter, in each case, to the extent earned and payable by us in such quarter pursuant to and as calculated under our investment advisory and management agreement. See Notes 3 and 14 to our consolidated financial statements for the three months ended March 31, 2017 for additional information regarding the American Capital Acquisition.

PORTFOLIO AND INVESTMENT ACTIVITY

Our investment activity for the three months ended March 31, 2017 and 2016 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the Three Months Ended March 31,
(dollar amounts in millions)	2017	2016
New investment commitments(1):
New portfolio companies	$385	$276
Existing portfolio companies	479	194
Total new investment commitments(2)	864	470
Less:
Investment commitments exited(3)	836	484
Net investment commitments	$28	$(14)
Principal amount of investments funded excluding investments acquired as part of the American Capital Acquisition:
First lien senior secured loans	$663	$272
Second lien senior secured loans	195	157

	For the Three Months Ended March 31,
(dollar amounts in millions)	2017	2016
Subordinated certificates of the SSLP(5)	—	3
Senior subordinated debt	—	59
Preferred equity securities	1	6
Other equity securities	55	1
Total	$914	$498
Principal amount of investments sold or repaid excluding investments acquired as part of the American Capital Acquisition:
First lien senior secured loans	$414	$283
Second lien senior secured loans	91	160
Subordinated certificates of the SDLP (4)	1	—
Subordinated certificates of the SSLP(5)	—	—
Senior subordinated debt	96	29
Collateralized loan obligations	—	—
Preferred equity securities	1	—
Other equity securities	1	11
Total	$604	$483
Principal amount of investments acquired as part of the American Capital Acquisition:
First lien senior secured loans	$550
Second lien senior secured loans	855
Senior subordinated debt	244
Collateralized loan obligations	265
Preferred equity securities	109
Other equity securities	520
Total	$2,543
Principal amount of investments acquired as part of the American Capital Acquisition sold or repaid:
First lien senior secured loans	$25
Second lien senior secured loans	52
Senior subordinated debt	3
Collateralized loan obligations	19
Other equity securities	205
Total	$304
Number of new investment commitments(6) (9)	28	19
Average new investment commitment amount(9)	$31	$25
Weighted average term for new investment commitments (in months)(7) (9)	65	59
Percentage of new investment commitments at floating rates(9)	93%	81%
Percentage of new investment commitments at fixed rates(9)	—%	17%
Weighted average yield of debt and other income producing securities (9):
Funded during the period at amortized cost	8.8%	9.8%
Funded during the period at fair value(8)	8.7%	9.7%
Exited or repaid during the period at amortized cost	8.8%	9.3%
Exited or repaid during the period at fair value(8)	8.7%	9.3%
Weighted average yield of debt and other income producing securities acquired as part of the American Capital Acquisition:
Funded during the period at amortized cost	10.0%

	For the Three Months Ended March 31,
(dollar amounts in millions)	2017	2016
Funded during the period at fair value(8)	10.0%
Exited or repaid during the period at amortized cost	7.9%
Exited or repaid during the period at fair value(8)	8.5%
_______________________________________________________________________________

(1)
New investment commitments include new agreements to fund revolving credit facilities or delayed draw loans. See "Off Balance Sheet Arrangements" as well as Note 7 to our consolidated financial statements for the three months ended March 31, 2017, for more information on our commitments to fund revolving credit facilities or delayed draw loans.

(2)	Includes both funded and unfunded commitments. Of these new investment commitments, we funded $783 million and $434 million for the three months ended March 31, 2017 and 2016, respectively.

(3)
Includes both funded and unfunded commitments. For the three months ended March 31, 2017 and 2016, investment commitments exited included exits of unfunded commitments of $25 million and $43 million, respectively.

(4)	See "Senior Direct Lending Program” below and Note 4 to our consolidated financial statements for the three months ended March 31, 2017 for more information on the SDLP.

(5)	See "Senior Secured Loan Program” below and Note 4 to our consolidated financial statements for the three months ended March 31, 2017 for more information on the SSLP.

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

(9)
Excludes investments acquired as part of the American Capital Acquisition. See Note 14 to our consolidated financial statements for the three months ended March 31, 2017 for additional information regarding the American Capital Acquisition.

As of March 31, 2017 and December 31, 2016, our investments consisted of the following:

	As of
	March 31, 2017		December 31, 2016
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured loans	$2,875	$2,791	$2,102	$2,036
Second lien senior secured loans	3,975	3,887	3,069	2,987
Subordinated certificates of the SDLP (1)	269	269	270	270
Subordinated certificates of the SSLP (2)	1,938	1,919	1,938	1,914
Senior subordinated debt	846	868	692	714
Collateralized loan obligations	245	242	—	—
Preferred equity securities	626	407	505	273
Other equity securities	828	1,024	458	626
Total	$11,602	$11,407	$9,034	$8,820
_______________________________________________________________________________

(1)
The proceeds from these certificates were applied to co-investments with Varagon and its clients to fund first lien senior secured loans to 14 and 14 different borrowers as of March 31, 2017 and December 31, 2016, respectively.

(2)
The proceeds from these certificates were applied to co-investments with GE to fund first lien senior secured loans to 18 and 19 different borrowers as of March 31, 2017 and December 31, 2016, respectively.

The weighted average yields at amortized cost and fair value of the following portions of our portfolio as of March 31, 2017 and December 31, 2016 were as follows:

	As of
	March 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and other income producing securities(1)	9.3%	9.4%	9.3%	9.4%
Total portfolio(2)	8.1%	8.2%	8.3%	8.5%
First lien senior secured loans(2)	8.0%	8.3%	8.4%	8.6%
Second lien senior secured loans(2)	9.9%	10.1%	9.8%	10.1%
Subordinated certificates of the SDLP(2)(3)	14.0%	14.0%	14.0%	14.0%
Subordinated certificates of the SSLP(2)(4)	6.5%	6.6%	7.0%	7.1%
Senior subordinated debt(2)	12.2%	11.9%	12.4%	12.0%
Collateralized loan obligations	12.2%	12.3%	—%	—%
Income producing equity securities(2)	12.3%	12.0%	13.8%	13.8%
_______________________________________________________________________________

(1)
“Weighted average yield of debt and other income producing securities” is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on accruing debt and other income producing securities, divided by (b) the total accruing debt and other income producing securities at amortized cost or at fair value as applicable. The weighted average yield of debt and other income producing securities that were acquired as part of the American Capital Acquisition and held as of March 31, 2017 was 10.0% and 10.0% at amortized cost and fair value, respectively.

(2)
 “Weighted average yields” are computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on the relevant accruing debt and other income producing securities, divided by (b) the total relevant investments at amortized cost or at fair value as applicable. The weighted average yield on total investments that were acquired as part of the American Capital Acquisition and held as of March 31, 2017 was 7.9% and 7.8% at amortized cost and fair value, respectively.

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

We assigned a fair value as of the Acquisition Date to each of the portfolio investments acquired in connection with the American Capital Acquisition. The initial cost basis of each investment acquired was equal to the fair value of such investment as of the Acquisition Date. Many of these portfolio investments were assigned a fair value reflecting a discount to American Capital’s cost basis at the time of American Capital’s origination or acquisition. Each investment was initially assessed a grade of 3 (i.e., generally the grade we assign a portfolio company at acquisition), reflecting the relative risk to our initial cost basis of such investments. It is important to note that our grading system does not take into account factors or events in respect of the period from when American Capital originated or acquired such portfolio investments or the current status of these portfolio investments in terms of compliance with debt facilities, financial performance and similar factors. Rather, it is only intended to measure risk from the time that we acquired the portfolio investment in connection with the American Capital Acquisition. Accordingly, it is possible that the grades of these portfolio investments may be reduced or increased in the future.

Set forth below is the grade distribution of our portfolio companies as of March 31, 2017 and December 31, 2016:

	As of
	March 31, 2017				December 31, 2016
(dollar amounts in millions)	Fair Value	%	Number of Companies	%	Fair Value	%	Number of Companies	%
Grade 1	$113	1.0%	16	5.0%	$92	1.0%	13	6.0%
Grade 2	292	2.5%	10	3.2%	323	3.7%	12	5.5%
Grade 3	9,604	84.2%	267	84.5%	7,451	84.4%	172	78.9%
Grade 4	1,398	12.3%	23	7.3%	954	10.9%	21	9.6%
Total	$11,407	100.0%	316	100.0%	$8,820	100.0%	218	100.0%

As of March 31, 2017 and December 31, 2016, the weighted average grade of the investments in our portfolio at fair value was 3.1 and 3.1, respectively.

As of March 31, 2017, investments on non-accrual status represented 2.9% and 1.1% of the total investments at amortized cost and at fair value, respectively. As of December 31, 2016, investments on non-accrual status represented 2.9% and 0.8% of the total investments at amortized cost and at fair value, respectively.

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

We provide capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. As of March 31, 2017, we and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates.

As of March 31, 2017, we and Varagon and its clients had agreed to make capital available to the SDLP of $2.9 billion in the aggregate, of which $591 million is to be made available from us. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP. Below is a summary of the funded capital and unfunded capital commitments of the SDLP.

	As of
(in millions)	March 31, 2017	December 31, 2016
Total capital funded to the SDLP(1)	$1,282	$1,285
Total capital funded to the SDLP by the Company(1)	$269	$270
Total unfunded capital commitments to the SDLP(2)	$168	$177
Total unfunded capital commitments to the SDLP by the Company(2)	$35	$37
___________________________________________________________________________

(1)	At principal amount.

(2)	These commitments have been approved by the investment committee of the SDLP and will be funded as the transactions are completed.

The SDLP Certificates pay a coupon of LIBOR plus 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, after expenses, which may result in a return to the holders of the SDLP Certificates that is greater than the stated coupon. The SDLP Certificates are junior in right of payment to the senior notes and intermediate funding notes.

The amortized cost and fair value of our SDLP Certificates held by us were $269 million and $269 million, respectively, as of March 31, 2017 and $270 million and $270 million, respectively, as of December 31, 2016. Our yield on our investment in the SDLP at amortized cost and fair value was 14% and 14%, respectively, as of March 31, 2017 and 14% and 14%, respectively, as of December 31, 2016. For the three months ended March 31, 2017, we earned interest income of $10 million from our investment in the SDLP Certificates. We are also entitled to certain fees in connection with the SDLP. For the three months ended March 31, 2017, in connection with the SDLP, we earned capital structuring service and other fees totaling $0 million.

As of March 31, 2017 and December 31, 2016, the portfolio was comprised of all first lien senior secured loans primarily to U.S. middle-market companies and were in industries similar to the companies in our portfolio. As of March 31, 2017 and December 31, 2016, none of the loans were on non-accrual status. Below is a summary of the SDLP’s portfolio as of March 31, 2017 and December 31, 2016:

	As of
(dollar amounts in millions)	March 31, 2017	December 31, 2016
Total first lien senior secured loans(1)	$1,281	$1,281
Weighted average yield on first lien senior secured loans(2)	7.4%	7.4%
Largest loan to a single borrower(1)	$125	$125
Total of five largest loans to borrowers(1)	$560	$560
Number of borrowers in the SDLP	14	14
Commitments to fund delayed draw loans (3)	$168	$177
_______________________________________________________________________________

(1)                                 At principal amount.

(2)	Computed as (a) the annual stated interest rate on accruing first lien senior secured loans, divided by (b) total first lien senior secured loans at principal amount.

(3)	As discussed above, these commitments have been approved by the investment committee of the SDLP.

Senior Secured Loan Program

We and GE have co-invested in first lien senior secured loans of middle market companies through the SSLP. The SSLP has been capitalized as transactions are completed. All portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of ours and GE (with approval from a representative of each required). We have provided capital to the SSLP in the form of subordinated certificates (the

“SSLP Certificates”). As of March 31, 2017 and December 31, 2016, we and GE owned 87.5% and 12.5%, respectively, of the outstanding SSLP Certificates.

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

As discussed above, we anticipate that no new investments will be made by the SSLP and that we and GE may only provide additional capital to support the SSLP's funding of existing commitments and other amounts to its portfolio companies. Below is a summary of the funded capital and unfunded capital commitments of the SSLP.

	As of
(in millions)	March 31, 2017	December 31, 2016
Total capital funded to the SSLP(1)	$3,307	$3,819
Total capital funded to the SSLP by the Company(1)	$2,004	$2,004
Total unfunded capital commitments to the SSLP(2)	$50	$50
Total unfunded capital commitments to the SSLP by the Company(2)	$7	$7
___________________________________________________________________________

(1)	At principal amount.

(2)	These commitments have been approved by the investment committee of the SSLP and will be funded as the transactions are completed.

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

The amortized cost and fair value of our SSLP Certificates were $1.9 billion and $1.9 billion, respectively, as of March 31, 2017, and $1.9 billion and $1.9 billion, respectively, as of December 31, 2016. Our yield on our investment in the SSLP at amortized cost and fair value was 6.5% and 6.6%, respectively, as of March 31, 2017, and 7.0% and 7.1%, respectively, as of December 31, 2016. For the three months ended March 31, 2017 and 2016, we earned interest income of $34 million and $59 million, respectively, from our investment in the SSLP Certificates.

We are also entitled to certain fees in connection with the SSLP. For the three months ended March 31, 2017 and 2016, in connection with the SSLP, we earned capital structuring service, sourcing and other fees totaling $2 million and $6 million, respectively.

As of March 31, 2017 and December 31, 2016, the SSLP's portfolio was comprised of all first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in our portfolio. As of March 31, 2017 and December 31, 2016, none of these loans were on non-accrual status. Below is a summary of the SSLP's portfolio.

	As of
(dollar amounts in millions)	March 31, 2017	December 31, 2016
Total first lien senior secured loans(1)	$3,227	$3,360
Weighted average yield on first lien senior secured loans(2)	6.7%	6.9%
Largest loan to a single borrower(1)	$259	$260
Total of five largest loans to borrowers(1)	$1,252	$1,257
Number of borrowers in the SSLP	18	19
Commitments to fund delay draw loans(3)	$50	$50
_______________________________________________________________________________

(1)                                 At principal amount.
(2)                                Computed as (a) the annual stated interest rate on accruing first lien senior secured loans, divided by (b) total first lien senior secured loans at principal amount.

(3)	As discussed above, these commitments have been approved by the investment committee of the SSLP.

SSLP Loan Portfolio as of March 31, 2017

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount
AMZ Holding Corp.	Specialty chemicals manufacturer	12/2018	6.8%	$214
Breg, Inc.	Designer, manufacturer, and distributor of non-surgical orthopedic products for preventative, post-operative and rehabilitative use	10/2020	6.6%	147
Connoisseur Media, LLC	Owner and operator of radio stations	6/2019	7.4%	94
DFS Holding Company, Inc. (2)	Distributor of maintenance, repair, and operations parts, supplies, and equipment to the foodservice industry	2/2022	6.6%	190
Drayer Physical Therapy Institute, LLC	Outpatient physical therapy provider	7/2018	8.8%	132
ECI Purchaser Company, LLC	Manufacturer of equipment to safely control pressurized gases	12/2018	6.5%	186
Excelligence Learning Corporation	Developer, manufacturer and retailer of educational products	12/2020	6.8%	175
Gehl Foods, LLC(4)	Producer of low-acid, aseptic food and beverage products	6/2019	7.5%	153
Implus Footcare, LLC	Provider of footwear and other accessories	4/2021	7.0%	259
Intermedix Corporation(3)	Revenue cycle management provider to the emergency healthcare industry	12/2019	5.8%	252
Mavis Tire Supply LLC	Auto parts retailer	10/2020	5.3%	229
MCH Holdings, Inc.(4)	Healthcare professional provider	1/2020	6.5%	169
Palermo Finance Corporation	Provider of mission-critical integrated public safety software and services to local, state, and federal agencies	11/2020	7.0%	185
Sanders Industries Holdings, Inc.(4)	Elastomeric parts, mid-sized composite structures, and composite tooling	5/2020	6.5%	74
Singer Sewing Company	Manufacturer of consumer sewing machines	6/2017	7.8%	181
U.S. Anesthesia Partners, Inc.(3)	Sports technology, data and content company	12/2019	6.0%	258
WCI-Quantum Holdings, Inc.(4)	Anesthesiology service provider	10/2020	6.1%	76
Woodstream Group, Inc.	Distributor of instructional products, services and resources	5/2022	7.3%	253
				$3,227
________________________________________

(1)
Represents the weighted average annual stated interest rate as of March 31, 2017. All interest rates are payable in cash except for 0.5% of the interest rate for Singer Sewing Company, which is payment-in-kind interest.

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

_______________________________________________________________________________

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

Selected financial information for the SSLP as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016, was as follows:

	As of
(in millions)	March 31, 2017	December 31, 2016
Selected Balance Sheet Information:
Investments in loans receivable, net	$3,212	$3,343
Cash and other assets	51	439
Total assets	$3,263	$3,782

Senior notes	$1,017	$1,529
Other liabilities	50	45
Total liabilities	1,067	1,574
Subordinated certificates and members' capital	2,196	2,208
Total liabilities and members' capital	$3,263	$3,782

	For the Three Months Ended March 31,
(in millions)	2017	2016
Selected Statement of Operations Information:
Total interest and other income	$58	$139
Interest expense	11	49
Management and sourcing fees	6	15
Other expenses	1	8
Total expenses	18	72
Net income	$40	$67

RESULTS OF OPERATIONS

For the three months ended March 31, 2017 and 2016

Operating results for the three months ended March 31, 2017 and 2016 were as follows:

	For the Three Months Ended March 31,
(in millions)	2017	2016
Total investment income	$275	$248
Total expenses	179	130
Net investment income before income taxes	96	118
Income tax expense, including excise tax	2	5
Net investment income	94	113
Net realized gains on investments and foreign currency transactions	2	27
Net unrealized gains (losses) on investments, foreign currency and other transactions	22	(8)
Net increase in stockholders' equity resulting from operations	$118	$132

Net income can vary substantially from period to period due to various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net increase in stockholders' equity resulting from operations may not be meaningful.

Investment Income

	For the Three Months Ended March 31,
(in millions)	2017	2016
Interest income from investments	$231	$207
Capital structuring service fees	12	16
Dividend income	24	16
Management and other fees	3	5
Other income	5	4
Total investment income	$275	$248

The increase in interest income from investments for the three months ended March 31, 2017 from the comparable period in 2016 was primarily due to investments acquired in the American Capital Acquisition that contributed $46 million of interest income for the three months ended March 31, 2017. This increase in interest income was partially offset by a $25 million decline in interest income earned from the SSLP resulting from the decline in the yield on our SSLP Certificates at amortized cost from 12.0% for the three months ended March 31, 2016 to 7.0% for the comparable period in 2017. The decrease in capital structuring service fees for the three months ended March 31, 2017 from the comparable period in 2016 was due to the decrease in the weighted average capital structuring fees received on new investment commitments, which decreased from 3.3% for the three months ended March 31, 2016 to 1.4% for the comparable period in 2017. This decline was primarily due to having a higher percentage of new investment commitments made to existing portfolio companies during the three months ended March 31, 2017 as compared to the comparable period in 2016.  Dividend income for the three months ended March 31, 2017 and 2016 included dividends received from IHAM totaling $10.0 million for each period. Also during the three months ended March 31, 2017, we received $11.6 million in other non-recurring dividends from non-income producing equity securities compared to $1.4 million for the comparable period in 2016. The decrease in management and other fees for the three months ended March 31, 2017 from the comparable period in 2016 was due to lower sourcing fees from the SSLP resulting from a decrease in the size of the SSLP portfolio.

Operating Expenses

	For the Three Months Ended March 31,
(in millions)	2017	2016
Interest and credit facility fees	$55	$50
Base management fees	39	35
Income based fees	32	29
Capital gains incentive fees	16	4
Administrative fees	3	4
Professional fees and other costs related to the American Capital Acquisition	26	1
Other general and administrative	8	7
Total operating expenses	$179	$130

Interest and credit facility fees for the three months ended March 31, 2017 and 2016, were comprised of the following:

	For the Three Months Ended March 31,
(in millions)	2017	2016
Stated interest expense	$47	$43
Facility fees	2	—
Amortization of debt issuance costs	4	4
Net accretion of discount on notes payable	2	3
Total interest and credit facility fees	$55	$50

Stated interest expense for the three months ended March 31, 2017 increased from the comparable period in 2016 primarily due to the increase in the average principal amount of debt outstanding, partially offset by a decrease in our weighted average stated interest rate of our debt outstanding. The weighted average stated interest rate on our outstanding debt was 4.0%

for the three months ended March 31, 2017 as compared to 4.2% for the comparable period in 2016. For the three months ended March 31, 2017, our average principal debt outstanding increased to $4.6 billion as compared to $4.1 billion for the comparable period in 2016. Facility fees for the three months ended March 31, 2017 increased from the comparable period in 2016 primarily due to the increased commitments of our revolving facilities resulting in higher unused commitment fees. Net accretion of discount on notes payable for the three months ended March 31, 2017 decreased from the comparable period in 2016 primarily due to the maturity of the February 2016 Convertible Notes and the June 2016 Convertible Notes.

The increase in base management fees for the three months ended March 31, 2017 from the comparable period in 2016 was primarily due to the increase in investments as a result of the American Capital Acquisition. The increase in income based fees for the three months ended March 31, 2017 from the comparable period in 2016 was primarily due to the pre-incentive fee net investment income, as defined in the investment advisory and management agreement, for the three months ended March 31, 2017 being higher than in the comparable period in 2016.

For the three months ended March 31, 2017 and 2016, the capital gains incentive fees expense calculated in accordance with GAAP was $16 million and $4 million, respectively. Capital gains incentive fee expense accrual for the three months ended March 31, 2017 included an $11 million accrual related to the American Capital Acquisition as a result of the fair value of the net assets acquired exceeding the fair value of the merger consideration paid by us. The capital gains incentive fee accrued under GAAP includes an accrual related to unrealized capital appreciation, whereas the capital gains incentive fee actually payable under our investment advisory and management agreement does not. There can be no assurance that such unrealized capital appreciation will be realized in the future. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. As of March 31, 2017, the total capital gains incentive fee accrual calculated in accordance with GAAP was $54 million. As of March 31, 2017, there was no capital gains incentive fee actually payable under our investment advisory and management agreement. See Note 3 to our consolidated financial statements for the three months ended March 31, 2017, for more information on the base management fees, income based fees and capital gains incentive fees.

Administrative fees represent fees paid to Ares Operations for our allocable portion of overhead and other expenses incurred by Ares Operations in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and their respective staffs.

For the three months ended March 31, 2017, the Company incurred $26 million in professional fees and other costs related to the American Capital Acquisition that were not incurred in the comparable period in 2016. These costs included $18 million in one-time investment banking fees incurred upon the closing of the American Capital Acquisition, $3 million in legal fees and $3 million in additional administrative fees (see Notes 3 and 14 to the consolidated financial statements for the three months ended March 31, 2017). Other general and administrative expenses include professional fees, rent, insurance, depreciation and director’s fees, among other costs.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. If we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax on estimated excess taxable income as such taxable income is earned. For the three months ended March 31, 2017 and 2016, we recorded a net expense of $4 million and $3 million for U.S. federal excise tax, respectively.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three months ended March 31, 2017 and 2016, we recorded a net tax (benefit) expense of approximately $(2) million and $2 million for these subsidiaries, respectively. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of realized gains from the exits of investments held by such taxable subsidiaries during the retrospective periods.

Net Realized Gains/Losses

During the three months ended March 31, 2017, we had $917 million of sales, repayments or exits of investments resulting in $13 million of net realized gains on investments. These sales, repayments or exits included $20 million of investments sold to IHAM and certain vehicles managed by IHAM. A net realized gain of $0 million was recorded on these transactions with IHAM. See Note 4 to our consolidated financial statements for the three months ended March 31, 2017 for more detail on IHAM and its managed vehicles. During the three months ended March 31, 2017, net realized gains on investments of $13 million were comprised of $14 million of gross realized gains and $1 million of gross realized losses. Of the $13 million of net realized gains on investments, approximately $1 million were from investments acquired as part of the American Capital Acquisition.

The net realized gains on investments during the three months ended March 31, 2017 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
S Toys Holdings LLC (fka The Step2 Company, LLC)	$7
Other, net	6
Total	$13

During the three months ended March 31, 2017, we also recognized net realized losses on foreign currency transactions of $11 million.

During the three months ended March 31, 2016, we had $504 million of sales, repayments or exits of investments resulting in $26 million of net realized gains on investments. These sales, repayments or exits included $65 million of investments sold to IHAM and certain vehicles managed by IHAM. A net realized gain of $0 million was recorded on these transactions. During the three months ended March 31, 2016, net realized gains on investments of $26 million were comprised of $26 million of gross realized gains and no gross realized losses.

The net realized gains on investments during the three months ended March 31, 2016 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Physiotherapy Associates Holdings, Inc.	$8
AllBridge Financial, LLC	6
Lakeland Tours, LLC	5
MedAssets, Inc.	3
Other, net	4
Total	$26

During the three months ended March 31, 2016, we also recognized net realized gains on foreign currency transactions of $2 million.

Net Unrealized Gains/Losses

We value our portfolio investments quarterly and the changes in value are recorded as unrealized gains or losses in our consolidated statement of operations. Net unrealized gains and losses for our portfolio for the three months ended March 31, 2017 and 2016, were comprised of the following:

	For the Three Months Ended March 31,
(in millions)	2017	2016
Unrealized appreciation	$102	$73
Unrealized depreciation	(75)	(60)
Net unrealized appreciation reversed related to net realized gains or losses(1)	(9)	(18)
Total net unrealized gains (losses)	$18	$(5)

_______________________________________________________________________________

(1)
The net unrealized (appreciation) depreciation reversed related to net realized gains or losses represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior period.

The changes in net unrealized appreciation and depreciation during the three months ended March 31, 2017 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Community Education Centers, Inc.	$14
NECCO Realty Investments LLC	11
Bellotto Holdings Limited	5
Senior Secured Loan Fund LLC	5
PERC Holdings 1 LLC	4
Hard 8 Games, LLC	3
Primrose Holding Corporation	3
Feradyne Outdoors, LLC	2
Tectum Holdings, Inc.	2
European Capital UK SME Debt LP	2
Project Alpha Intermediate II Holding, Inc.	2
Market Track Holdings, LLC	2
Garden Fresh Restaurant Corp.	2
Green Energy Partners	(2)
Absolute Dental Management LLC	(2)
NMSC Holdings, Inc.	(3)
New Trident Holdcorp, Inc.	(3)
Cadence Aerospace, LLC	(4)
Joule Unlimited Technologies, Inc.	(4)
Infilaw Holding, LLC	(6)
EcoMotors, Inc.	(7)
ADF Capital, Inc.	(9)
Other, net	10
Total	$27
During the three months ended March 31, 2017, we also recognized net unrealized gains on foreign currency and other transactions of $4 million.

The changes in net unrealized appreciation and depreciation during the three months ended March 31, 2016 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
UL Holding Co., LLC	$9
The Step2 Company, LLC	9
ADF Restaurant Group, LLC	8
Community Education Centers, Inc.	5
Netsmart Technologies, Inc. and NS Holdings, Inc.	4
R3 Education, Inc.	4
Orion Foods, LLC	3
Napa Management Services Corporation	3
POS I Corp. (fka Vantage Oncology, Inc.)	2
Things Remembered, Inc.	(2)
Ivy Hill Asset Management, L.P.	(3)
Ciena Capital LLC	(3)
Primexx Energy Corporation	(4)
Infilaw Holding, LLC	(5)
Indra Holdings Corp.	(6)
Instituto de Banca y Comercio, Inc.	(9)
Other, net	(3)
Total	$12
During the three months ended March 31, 2016, we also recognized net unrealized losses on foreign currency and other transactions of $3 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are generated primarily from the net proceeds of public offerings of equity and debt securities, advances from the Revolving Credit Facility, the Revolving Funding Facility and the SMBC Funding Facility (each as defined below and together, the “Facilities”), net proceeds from the issuance of other securities, including unsecured notes and Small Business Administration (“SBA”)-guaranteed debentures (the "SBA Debentures"), as well as cash flows from operations.

As of March 31, 2017, we had $247 million in cash and cash equivalents and $4.7 billion in total aggregate principal amount of debt outstanding ($4.6 billion at carrying value). Subject to leverage, borrowing base and other restrictions, we had approximately $2.2 billion available for additional borrowings under the Facilities and the SBA Debentures as of March 31, 2017.

We may from time to time seek to retire or repurchase our common stock through cash purchases, as well as retire, cancel or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. Such purchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. The amounts involved may be material. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the Investment Company Act, is at least 200% after such borrowing. On June 21, 2016, we received exemptive relief from the SEC allowing us to modify our calculation of asset coverage requirements to exclude the SBA Debentures. This exemptive relief provides us with increased investment flexibility but also increases our risk related to leverage. As of March 31, 2017, our asset coverage was 249% (excluding the SBA Debentures).

Equity Capital Activities

As of March 31, 2017 and December 31, 2016, our total equity market capitalization was $7.4 billion and $5.2 billion, respectively. There were no sales of our equity securities during the three months ended March 31, 2017 and 2016.

On the Acquisition Date, in connection with the American Capital Acquisition, we issued 112 million shares valued at approximately $16.42 per share.

In September 2015, our board of directors approved a stock repurchase program authorizing us to repurchase up to $100 million in the aggregate of our outstanding common stock in the open market at certain thresholds below our net asset value per share, in accordance with the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. In May 2016, we suspended our stock repurchase program pending the completion of the American Capital Acquisition. In February 2017, our board of directors authorized an amendment to our stock repurchase program to (a) increase the total authorization under the program from $100 million to $300 million and (b) extend the expiration date of the program from February 28, 2017 to February 28, 2018. Under the stock repurchase program, we may repurchase up to $300 million in the aggregate of our outstanding common stock in the open market at a price per share that meets certain thresholds below our net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The program does not require us to repurchase any specific number of shares and we cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time.

As of March 31, 2017, we had repurchased a total of 0.5 million shares of our common stock in the open market under the stock repurchase program since its inception in September 2015, at an average price of $13.92 per share, including commissions paid, leaving approximately $293 million available for additional repurchases under the program. During the three months ended March 31, 2017, we did not repurchase any shares of our common stock under the stock repurchase program.

Debt Capital Activities

Our debt obligations consisted of the following as of March 31, 2017 and December 31, 2016:

	As of
	March 31, 2017					December 31, 2016
(in millions)	Total Aggregate Principal Amount Available/ Outstanding(1)		Principal Amount	Carrying Value		Total Aggregate Principal Amount Available/ Outstanding(1)	Principal Amount	Carrying Value
Revolving Credit Facility	$2,095	(2)	$622	$622		$1,265	$571	$571
Revolving Funding Facility	1,000		575	575		540	155	155
SMBC Funding Facility	400		140	140		400	105	105
SBA Debentures	75		25	24		75	25	24
2017 Convertible Notes	—		—	—	(3)	162	162	162	(4)
2018 Convertible Notes	270		270	268	(4)	270	270	267	(4)
2019 Convertible Notes	300		300	297	(4)	300	300	296	(4)
2022 Convertible Notes	388		388	364	(4)	—	—	—
2018 Notes	750		750	746	(5)	750	750	745	(5)
2020 Notes	600		600	596	(6)	600	600	596	(6)
January 2022 Notes	600		600	592	(7)	600	600	592	(7)
October 2022 Notes	183		183	179	(8)	183	183	179	(8)
2047 Notes	230		230	182	(9)	230	230	182	(9)
Total	$6,891		$4,683	$4,585		$5,375	$3,951	$3,874
________________________________________

(1)	Subject to borrowing base, leverage and other restrictions. Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.

(2)	Provides for a feature that allows us, under certain circumstances, to increase the size of the Revolving Credit Facility (as defined below) to a maximum of $3.1 billion.

(3)	See below for more information on the repayment of the 2017 Convertible Notes at maturity.

(4)
Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes (as defined below). As of March 31, 2017, the total unamortized debt issuance costs and the unaccreted discount for the 2018 Convertible Notes, the 2019 Convertible Notes and the 2022 Convertible Notes (each as defined below) were $2 million, $3 million and $24 million, respectively. As of December 31, 2016, the total unamortized debt issuance costs and the unaccreted discount for the 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes (each as defined below) were $0 million, $3 million and $4 million, respectively.

(5)
Represents the aggregate principal amount outstanding of the 2018 Notes (as defined below) less unamortized debt issuance costs and plus the net unamortized premium that was recorded upon the issuances of the 2018 Notes. As of March 31, 2017 and December 31, 2016, the total unamortized debt issuance costs less the net unamortized premium were $4 million and $5 million, respectively.

(6)
Represents the aggregate principal amount outstanding of the 2020 Notes (as defined below) less unamortized debt issuance costs and the net unaccreted discount recorded upon the issuances of the 2020 Notes. As of March 31, 2017 and December 31, 2016, the total unamortized debt issuance costs and the net unaccreted discount were $4 million and $4 million, respectively.

(7)
Represents the aggregate principal amount outstanding of the January 2022 Notes (as defined below) less unamortized debt issuance costs and the net unaccreted discount recorded upon the issuance of the January 2022 Notes. As of March 31, 2017 and December 31, 2016, the total unamortized debt issuance costs and the unaccreted discount was $8 million and $8 million, respectively.

(8)
Represents the aggregate principal amount outstanding of the October 2022 Notes (as defined below) less unamortized debt issuance costs. As of March 31, 2017 and December 31, 2016, the total unamortized debt issuance costs were $4 million and $4 million, respectively.

(9)
Represents the aggregate principal amount outstanding of the 2047 Notes (as defined below) less the unaccreted purchased discount recorded as part of the acquisition of Allied Capital Corporation in April 2010 (the “Allied Acquisition”). As of March 31, 2017 and December 31, 2016, the total unaccreted purchased discount was $48 million and $48 million, respectively.

The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount, of all our debt outstanding as of March 31, 2017 were 4.0% and 4.5 years, respectively, and as of December 31, 2016 were 4.2% and 4.8 years, respectively.

The ratio of total principal amount of debt outstanding to stockholders’ equity as of March 31, 2017 was 0.67:1.00 compared to 0.77:1.00 as of December 31, 2016.

Revolving Credit Facility

We are party to a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), that allows us to borrow up to $2.1 billion at any one time outstanding. The Revolving Credit Facility consists of a $383 million term loan tranche with a stated maturity date of January 4, 2022 and a $1.7 billion revolving tranche. For $1.6 billion of the revolving tranche, the end of the revolving period and the stated maturity date are January 4, 2021 and January 4, 2022, respectively. For $75 million of the revolving tranche, the end of the revolving period and the stated maturity date are May 4, 2020 and May 4, 2021, respectively. For the remaining $45 million of the revolving tranche, the end of the revolving period and the stated maturity date are May 4, 2019 and May 4, 2020, respectively. The Revolving Credit Facility also provides for a feature that allows us, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of $3.1 billion. The interest rate charged on the Revolving Credit Facility is based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility), in each case, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of March 31, 2017, the interest rate in effect was LIBOR plus 1.75%. We are also required to pay a letter of credit fee of either 2.00% or 2.25% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. Additionally, we are required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. As of March 31, 2017, there was $622 million outstanding under the Revolving Credit Facility and we were in compliance in all material respects with the terms of the Revolving Credit Facility.

Revolving Funding Facility

Ares Capital CP Funding LLC ("Ares Capital CP") is party to the Revolving Funding Facility, that allows Ares Capital CP to borrow up to $1 billion at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility are January 3, 2019 and January 3, 2022, respectively. The interest rate charged on the Revolving Funding Facility is based on LIBOR plus 2.30% per annum or a "base rate" (as defined in the agreements governing the Revolving Funding Facility) plus 1.30% per annum. Ares Capital CP is also required to pay a commitment fee of between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility. As of March 31, 2017, there was $575 million outstanding under the Revolving Funding Facility and we and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

SMBC Funding Facility

Our consolidated subsidiary, Ares Capital JB Funding LLC (“ACJB”), is party to a revolving funding facility (as amended, the “SMBC Funding Facility”), that allows ACJB to borrow up to $400 million at any one time outstanding. The SMBC Funding Facility is secured by all of the assets held by ACJB. As of March 31, 2017, the end of the reinvestment period and the stated maturity date for the SMBC Funding Facility were September 14, 2017 and September 14, 2022, respectively. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement. The interest rate charged on the SMBC Funding Facility is based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over a “base rate” (as defined in the agreements governing the SMBC Funding Facility), in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. As of March 31, 2017, the interest rate in effect was LIBOR plus 1.75%. Additionally, ACJB is required to pay a commitment fee of between 0.35% and 0.875% per annum depending on the size of the unused portion of the SMBC Funding Facility. As of March 31, 2017, there was $140 million outstanding under the SMBC Funding Facility and we and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

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

The license from the SBA allows AVF LP to obtain leverage by issuing the SBA Debentures, subject to issuance of a capital commitment by the SBA and other customary procedures. Leverage through the SBA Debentures is subject to required capitalization thresholds. Current SBA regulations limit the amount that any SBIC may borrow to $150 million and as of March 31, 2017, the original amount committed to AVF LP by the SBA was $75 million. Any undrawn commitments expire on September 30, 2019. The SBA Debentures are non-recourse to us, have interest payable semi-annually, have a ten-year maturity and may be prepaid at any time without penalty. As of March 31, 2017, AVF LP had $25 million of the SBA Debentures issued and outstanding, which mature between September 2025 and March 2026. As of March 31, 2017, AVF LP was in compliance in all material respects with SBA regulatory requirements.

The interest rate for the SBA Debentures is fixed at the time the SBA Debentures and other applicable issued SBA-guaranteed debentures can be pooled and sold to the public and is based on a spread over U.S. treasury notes with ten-year maturities. The pooling of newly issued SBA-guaranteed debentures occurs twice per year. The spread includes an annual charge as determined by the SBA (the “Annual Charge”) as well as a market-driven component. Prior to the ten-year fixed interest rate being determined, the interest rate charged for the SBA Debentures is based on LIBOR plus an applicable spread of 0.30% and the Annual Charge. As of March 31, 2017, the weighted average fixed interest rate in effect for the SBA Debentures was 3.48%.

Convertible Unsecured Notes

We have issued $270 million aggregate principal amount of unsecured convertible notes that mature on January 15, 2018 (the “2018 Convertible Notes”), $300 million aggregate principal amount of unsecured convertible notes that mature on January 15, 2019 (the "2019 Convertible Notes") and the $388 million aggregate principal amount of unsecured convertible notes that mature on February 1, 2022 (the “2022 Convertible Notes” and together with the 2018 Convertible Notes and the 2019 Convertible Notes, the “Convertible Unsecured Notes”). The Convertible Unsecured Notes mature upon their respective maturity dates unless previously converted or repurchased in accordance with their terms. We do not have the right to redeem the Convertible Unsecured Notes prior to maturity. The 2018 Convertible Notes, the 2019 Convertible Notes and the 2022 Convertible Notes bear interest at a rate of 4.750%, 4.375% and 3.75%, respectively, per year, payable semi-annually.

In certain circumstances, the Convertible Unsecured Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at their respective conversion rates (listed below as of March 31, 2017) subject to customary anti-dilution adjustments and the requirements of their respective indenture (the “Convertible Unsecured Notes Indentures”). Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Unsecured Notes only under certain circumstances set forth in the respective Convertible Unsecured Notes Indenture. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Unsecured Notes at any time. In addition, if we engage in certain corporate events as described in their respective Convertible Unsecured Notes Indenture, holders of the Convertible Unsecured Notes may require us to repurchase for cash all or part of the Convertible Unsecured Notes at a repurchase price equal to 100% of the principal amount of the Convertible Unsecured Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

Certain key terms related to the convertible features for each of the Convertible Unsecured Notes as of March 31, 2017 are listed below.

	2018 Convertible Notes	2019 Convertible Notes	2022 Convertible Notes
Conversion premium	17.5%	15.0%	15.0%
Closing stock price at issuance	$16.91	$17.53	$16.86
Closing stock price date	October 3, 2012	July 15, 2013	January 23, 2017
Conversion price(1)	$19.64	$19.99	$19.39
Conversion rate (shares per one thousand dollar principal amount)(1)	50.9054	50.0292	51.5756
Conversion dates	July 15, 2017	July 15, 2018	August 1, 2021
________________________________________

(1)	Represents conversion price and conversion rate, as applicable, as of March 31, 2017, taking into account certain de minimis adjustments that will be made on the conversion date.

In March 2017, we repaid in full $162 million in aggregate principal amount of unsecured convertible notes due in March 2017 (the "2017 Convertible Notes") upon their maturity.

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

As of March 31, 2017, we were in compliance in all material respects with the terms of the Convertible Unsecured Notes Indentures and the indentures governing the Unsecured Notes.

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

See Note 5 to our consolidated financial statements for the three months ended March 31, 2017 for more information on our debt obligations.

OFF BALANCE SHEET ARRANGEMENTS

We have various commitments to fund investments in our portfolio, as described below.

As of March 31, 2017 and December 31, 2016, we had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) our discretion:

	As of
(in millions)	March 31, 2017	December 31, 2016
Total revolving and delayed draw loan commitments	$548	$411
Less: drawn commitments	(128)	(81)
Total undrawn commitments	420	330
Less: commitments substantially at our discretion	(15)	(12)
Less: unavailable commitments due to borrowing base or other covenant restrictions	—	—
Total net adjusted undrawn revolving and delayed draw loan commitments	$405	$318

Included within the total revolving and delayed draw loan commitments as of March 31, 2017 and December 31, 2016 were delayed draw loan commitments totaling $111 million and $92 million, respectively. Our commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels).

Also included within the total revolving and delayed draw loan commitments as of March 31, 2017 were commitments to issue up to $73 million in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of March 31, 2017, we had $16 million in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For all these letters of credit issued and outstanding, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. None of these letters of credit issued and outstanding are recorded as a liability on our balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company. Of these letters of credit, $3 million expire in 2017 and $13 million expire in 2018.

We also have commitments to co-invest in the SDLP and the SSLP for our portion of the SDLP’s and the SSLP's commitments to fund delayed draw loans to certain portfolio companies of the SDLP and the SSLP. See "Senior Direct Lending Program" and "Senior Secured Loan Program" above and Note 4 to our consolidated financial statements for the three months ended March 31, 2017 for more information.

As of March 31, 2017 and December 31, 2016, we were party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

	As of
(in millions)	March 31, 2017	December 31, 2016
Total private equity commitments	$88	$57
Less: funded private equity commitments	(34)	(17)
Total unfunded private equity commitments	54	40
Less: private equity commitments substantially our discretion	(53)	(39)
Total net adjusted unfunded private equity commitments	$1	$1

In the ordinary course of business, we may sell certain of our investments to third party purchasers. In particular, in connection with the sale of certain controlled portfolio company equity investments (as well as certain other sales), we have, and may continue to do so in the future, agreed to indemnify such purchasers for future liabilities arising from the investments and the related sale transaction. Such indemnification provisions have given rise to liabilities in the past and may do so in the future. In addition, in the ordinary course of business, we may guarantee certain obligations of our portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if the portfolio companies were to default on their related obligations.

RECENT DEVELOPMENTS

From April 1, 2017 through April 26, 2017, we made new investment commitments of approximately $533 million, of which $469 million were funded. Of these new commitments, 76% were in first lien senior secured loans, 17% were in second lien senior secured loans and 7% were in investments in the SDLP Certificates to make co-investments with Varagon in floating rate first lien senior secured loans through the SDLP. Of the approximately $533 million of new investment commitments, 99% were floating rate and 1% were non-interest bearing. The weighted average yield of debt and other income producing securities funded during the period at amortized cost was 8.0%. We may seek to sell all or a portion of these new investment commitments, although there can be no assurance that we will be able to do so.

From April 1, 2017 through April 26, 2017, we exited approximately $810 million of investment commitments, including $105 million of investment commitments acquired in the American Capital Acquisition. Of the total investment commitments, 59% were first lien senior secured loans, 26% were second lien senior secured loans, 7% were senior subordinated loans, 7% were preferred equity securities and 1% were collateralized loan obligations. Of the approximately $810 million of exited investment commitments, 89% were floating rate, 7% were non-interest bearing, 3% were fixed rate and 1% were on non-accrual status. The weighted average yield of debt and other income producing securities exited or repaid during the period at amortized cost was 8.9%. On the approximately $810 million of investment commitments exited from April 1, 2017 through April 26, 2017, we recognized total net realized gains of approximately $107 million, including net realized gains of approximately $20 million on investment commitments exited that were acquired in the American Capital Acquisition.

In addition, as of April 26, 2017, we had an investment backlog and pipeline of approximately $400 million and $580 million, respectively. Investment backlog includes transactions approved by our investment adviser’s investment committee and/or for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore we believe are likely to close. Investment pipeline includes transactions where due diligence and analysis are in process, but no formal mandate, letter of intent or signed commitment have been issued. The consummation of any of the investments in this backlog and pipeline depends upon, among other things, one or more of the following: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. In addition, we may sell all or a portion of these investments and certain of these investments may result in the repayment of existing investments. We cannot assure you that we will make any of these investments or that we will sell all or any portion of these investments.

CRITICAL ACCOUNTING POLICIES

See Note 2 to our consolidated financial statements for the three months ended March 31, 2017, which describes our critical accounting policies.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the guidance in ASU No. 2014-09 and has the same effective date as the original standard. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, an update on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which includes amendments for enhanced clarification of the guidance. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers (Topic 606), the amendments in this update are of a similar nature to the items typically addressed in the technical corrections and improvements project. Additionally, in February 2017, the FASB issued ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, an update clarifying that a financial asset is within the scope of Subtopic 610-20 if it is deemed an “in-substance non-financial asset.” While we continue to evaluate the impact of ASU No. 2014-09, and cannot currently quantify the impact of ASU No. 2014-09, we expect any impact by the proposed standard to be limited to structuring service fees.

In February 2016, the FASB issued ASU No. 2016‑02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Leases (Topic 840). Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases. The guidance requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The amendments in ASU No. 2016‑02 are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. While we are currently evaluating the impact of ASU No. 2016-02, we expect an increase to the consolidated balance sheets for lease assets and associated lease liabilities, as well as resulting depreciation expense of the lease assets and interest expense of the lease liabilities in our consolidated statements of income, for our lease agreements previously accounted for as operating leases.

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

As of March 31, 2017, 79% of the investments at fair value in our portfolio bore interest at variable rates, 9% bore interest at fixed rates, 11% were non-interest earning and 1% were on non-accrual status. Additionally, for the variable rate investments, 72% of these investments contained interest rate floors (representing 57% of total investments at fair value). Also, as of March 31, 2017, all the loans made through the SSLP and SDLP contained interest rate floors. The Facilities all bear interest at variable rates with no interest rate floors, while the SBA Debentures, the Unsecured Notes and the Convertible Unsecured Notes bear interest at fixed rates.

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

Based on our March 31, 2017, balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$225	$41	$184
Up 200 basis points	$175	$27	$148
Up 100 basis points	$87	$14	$73
Down 100 basis points	$(3)	$(13)	$10
Down 200 basis points	$(3)	$(13)	$10
Down 300 basis points	$(3)	$(13)	$10
________________________________________

(1)	Excludes the impact of income based fees. See Note 3 to our consolidated financial statements for the three months ended March 31, 2017 for more information on the income based fees.

The above sensitivity analysis does not include our CLO equity investments.  CLO equity investments are levered structures that are collateralized primarily with first lien floating rate loans that may have LIBOR floors and are levered primarily with floating rate debt that does not have a LIBOR floor.  The residual cash flows available to the equity holders of the CLOs will decline as interest rates increase until interest rates surpass the LIBOR floors on the floating rate loans.  However, the revenue recognized on our CLO equity investments is calculated using the effective interest method which incorporates a forward LIBOR curve in the projected cash flows.  Any change to interest rates that is not in-line with the forward LIBOR curve used in the projections, in either the timing or magnitude of the change, will cause actual distributions to differ from the current projections and will impact the related revenue recognized from these investments.

Based on our December 31, 2016, balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$205	$25	$180
Up 200 basis points	$136	$17	$119
Up 100 basis points	$67	$9	$58
Down 100 basis points	$9	$(6)	$15
Down 200 basis points	$8	$(6)	$14
Down 300 basis points	$8	$(6)	$14
_______________________________________________________________________________

(1)	Excludes the impact of income based fees. See Note 3 to our consolidated financial statements for the three months ended March 31, 2017 for more information on the income based fees.

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

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our legal proceedings, see Note 15 to our consolidated financial statements for the three months ended March 31, 2017.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and those set forth under the caption “Risk Factors” in pre-effective Amendment No. 2 to our Registration Statement on Form N-14, filed on October 13, 2016 (the “N-14”), which could materially affect our business, financial condition and/or operating results.  The risks described in our Annual Report on Form 10-K and in the N-14 are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Dividend Reinvestment Plan

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933.

During three months ended March 31, 2017, as a part of our dividend reinvestment plan for our common stockholders, we purchased 236,941 shares of our common stock for an average price per share of $16.64 in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines such purchases of our common stock during the three months ended March 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 through January 31, 2017	236,941	$16.46	—	—
February 1, 2017 through February 28, 2017	—	—	—	—
March 1, 2017 through March 31, 2017	—	—	—	—
Total	236,941	$16.46	—	—

Stock Repurchase Program

In September 2015, our board of directors approved a stock repurchase program authorizing us to repurchase up to $100 million in the aggregate of our outstanding common stock in the open market at certain thresholds below our net asset value per share, in accordance with the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. In May 2016, we suspended our stock repurchase program pending the completion of the American Capital Acquisition. In February 2017, our board of directors authorized an amendment to our stock repurchase program to (a) increase the total authorization under the program from $100 million to $300 million and (b) extend the expiration date of the program from February 28, 2017 to February 28, 2018. Under the stock repurchase program, we may repurchase up to $300 million in the aggregate of our outstanding common stock in the open market at a price per share that meets certain thresholds below our net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The program does not require us to repurchase any specific number of shares and we cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time. As of March 31, 2017, we had repurchased a total of 0.5 millions shares of our common stock in the open market under the stock repurchase program since its inception in September 2015, at an average price of $13.92 per share, including commissions paid, leaving approximately $293 million available for additional repurchases under the program.

Repurchases of our common stock under our stock repurchase program for the periods below were as follows:

(dollars in thousands, except share and per share data) Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 through January 31, 2017	—	—	—	—
February 1, 2017 through February 28, 2017	—	—	—	—
March 1, 2017 through March 31, 2017	—	—	—	—
Total	—	$—	—	$—
_______________________________________________________________________________

(1)	Amount includes commissions paid.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Number	Description
3.1	Articles of Amendment and Restatement, as amended(1)
3.2	Second Amended and Restated Bylaws, as amended(2)
4.1	Indenture, dated as of January 27, 2017, relating to the 3.75% Convertible Notes due 2022, between Ares Capital Corporation and U.S. Bank National Association, as trustee(3)
4.2	Form of 3.75% Convertible Notes due 2022(3)
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2016, filed on February 22, 2017.

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q (File No. 814-00663) for the quarter ended June 30, 2010, filed on August 5, 2010.

(3)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on January 27, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES CAPITAL CORPORATION

Date: May 3, 2017	By	/s/ R. Kipp deVeer
R. Kipp deVeer Chief Executive Officer

Date: May 3, 2017	By	/s/ Penni F. Roll
Penni F. Roll Chief Financial Officer

Date: May 3, 2017	By	/s/ Scott C. Lem
Scott C. Lem Chief Accounting Officer, Vice President and Treasurer