Form 10-Q
period 2017-06-30
ARES CAPITAL CORP
filed 2017-08-02
CIK 1287750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2017
Common stock, $0.001 par value	426,299,165

ARES CAPITAL CORPORATION

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions, except per share data)

	As of
	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliate company investments	$7,756	$5,940
Non-controlled affiliate company investments	212	185
Controlled affiliate company investments	3,530	2,695
Total investments at fair value (amortized cost of $11,735 and $9,034, respectively)	11,498	8,820
Cash and cash equivalents	536	223
Interest receivable	110	112
Receivable for open trades	33	29
Other assets	151	61
Total assets	$12,328	$9,245
LIABILITIES
Debt	$4,838	$3,874
Base management fees payable	44	34
Income based fees payable	20	32
Capital gains incentive fees payable	63	38
Accounts payable and other liabilities	194	58
Interest and facility fees payable	53	44
Payable for open trades	65	—
Total liabilities	5,277	4,080
Commitments and contingencies (Note 7)
STOCKHOLDERS' EQUITY
Common stock, par value $0.001 per share, 500 common shares authorized; 426 and 314 common shares issued and outstanding, respectively	—	—
Capital in excess of par value	7,206	5,292
Accumulated undistributed (overdistributed) net investment income	(69)	37
Accumulated net realized gains on investments, foreign currency transactions, extinguishment of debt and other assets	165	57
Net unrealized losses on investments, foreign currency and other transactions	(251)	(221)
Total stockholders' equity	7,051	5,165
Total liabilities and stockholders' equity	$12,328	$9,245
NET ASSETS PER SHARE	$16.54	$16.45

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest income from investments	$171	$137	$339	$277
Capital structuring service fees	24	12	36	27
Dividend income	6	9	12	17
Other income	5	4	9	7
Total investment income from non-controlled/non-affiliate company investments	206	162	396	328
From non-controlled affiliate company investments:
Interest income from investments	4	4	8	8
Total investment income from non-controlled affiliate company investments	4	4	8	8
From controlled affiliate company investments:
Interest income from investments	56	62	115	126
Capital structuring service fees	5	1	5	1
Dividend income	10	10	28	20
Management and other fees	2	5	5	9
Other income	1	1	2	1
Total investment income from controlled affiliate company investments	74	79	155	157
Total investment income	284	245	559	493
EXPENSES:
Interest and credit facility fees	55	45	110	96
Base management fees	44	34	83	69
Income based fees	30	29	62	58
Capital gain incentive fees	10	10	26	14
Administrative fees	3	4	6	7
Professional fees and other costs related to the American Capital Acquisition	12	7	38	8
Other general and administrative	9	7	17	14
Total expenses	163	136	342	266
Waiver of income based fees	(10)	—	(10)	—
Total expenses, net of waiver of income based fees	153	136	332	266
NET INVESTMENT INCOME BEFORE INCOME TAXES	131	109	227	227
Income tax expense, including excise tax	7	4	9	9
NET INVESTMENT INCOME	124	105	218	218
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS, FOREIGN CURRENCY AND OTHER TRANSACTIONS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	67	33	73	52
Non-controlled affiliate company investments	—	1	—	1
Controlled affiliate company investments	45	—	52	6
Foreign currency and other transactions	(2)	(3)	(13)	(1)
Net realized gains	110	31	112	58
Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	(85)	(13)	(99)	(34)
Non-controlled affiliate company investments	(2)	12	(1)	22
Controlled affiliate company investments	43	19	74	25
Foreign currency and other transactions	(8)	3	(4)	—
Net unrealized gains (losses)	(52)	21	(30)	13
Net realized and unrealized gains from investments, foreign currency and other transactions	58	52	82	71
REALIZED LOSSES ON EXTINGUISHMENT OF DEBT	(4)	—	(4)	—
NET INCREASE IN STOCKHOLDERS' EQUITY RESULTING FROM OPERATIONS	$178	$157	$296	$289
BASIC AND DILUTED EARNINGS PER COMMON SHARE (see Note 10)	$0.42	$0.50	$0.70	$0.92
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING (see Note 10)	426	314	424	314

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Investment Funds and Vehicles
ACAS CLO 2007-1, Ltd. (8)(9)(10)	Investment vehicle	Subordinated notes ($25.9 par due 4/2021)		1/3/2017	$—	$—
ACAS Equity Holdings Corporation (8)(10)	Investment company	Common stock (589 shares)		1/3/2017	0.5	0.4
Ares IIIR/IVR CLO Ltd. (8)(9)(10)	Investment vehicle	Subordinated notes ($20.0 par due 4/2021)		1/3/2017	0.7	—
Babson CLO Ltd. 2006-II (9)(10)	Investment vehicle	Subordinated notes ($15.0 par due 10/2020)		1/3/2017	—	—
Babson CLO Ltd. 2013-II (9)(10)	Investment vehicle	Subordinated notes ($5.0 par due 1/2025)	12.00%	1/3/2017	3.0	2.8
Babson CLO Ltd. 2014-I (9)(10)	Investment vehicle	Subordinated notes ($8.5 par due 7/2025)	11.80%	1/3/2017	4.6	5.0
Babson CLO Ltd. 2014-II (9)(10)	Investment vehicle	Subordinated notes ($25.0 par due 10/2026)	18.00%	1/3/2017	12.5	13.7
Blue Wolf Capital Fund II, L.P. (9)(10)	Investment partnership	Limited partnership interest (8.50% interest)		1/3/2017	7.1	7.4
Carlyle Global Market Strategies CLO 2015-3, Ltd. (9)(10)	Investment vehicle	Subordinated notes ($5.0 par due 7/2025)	8.50%	1/3/2017	2.7	2.7
Carlyle Global Market Strategies CLO 2013-3, Ltd. (9)(10)	Investment vehicle	Subordinated notes ($24.6 par due 7/2028)	10.80%	1/3/2017	19.5	21.7
Cent CDO 12 Limited (9)(10)	Investment vehicle	Subordinated notes ($26.4 par due 11/2020)	10.00%	1/3/2017	18.4	17.7
Cent CLO 22 Limited (9)(10)	Investment vehicle	Subordinated notes ($45.4 par due 11/2026)	11.80%	1/3/2017	24.6	21.1
Cent CLO 24 Limited (9)(10)	Investment vehicle	Subordinated notes ($28.0 par due 10/2026)	8.50%	1/3/2017	21.9	21.7
Centurion CDO 8 Limited (9)(10)	Investment vehicle	Subordinated notes ($5.0 par due 3/2019)		1/3/2017	—	—
CoLTs 2005-1 Ltd. (8)(9)(10)	Investment vehicle	Preferred shares (360 shares)		1/3/2017	—	—
CoLTs 2005-2 Ltd. (8)(9)(10)	Investment vehicle	Preferred shares (34,170,000 shares)		1/3/2017	—	—
CREST Exeter Street Solar 2004-1 (9)(10)	Investment vehicle	Preferred shares (3,500,000 shares)		1/3/2017	—	—
Eaton Vance CDO X plc (9)(10)	Investment vehicle	Subordinated notes ($15.0 par due 2/2027)	10.00%	1/3/2017	4.3	5.5
European Capital UK SME Debt LP (8)(9)(10)(23)	Investment partnership	Limited partnership interest (45% interest)		1/3/2017	25.6	27.3
Flagship CLO V (9)(10)	Investment vehicle	Subordinated securities (15,000 shares)		1/3/2017	—	—
GoldenTree Loan Opportunities VII, Limited (9)(10)	Investment vehicle	Subordinated notes ($35.3 par due 4/2025)	9.00%	1/3/2017	20.4	21.0
Halcyon Loan Advisors Funding 2014-1 Ltd. (9)(10)	Investment vehicle	Subordinated notes ($1.3 par due 4/2026)	13.80%	1/3/2017	0.5	0.4
Halcyon Loan Advisors Funding 2015-2, Ltd. (9)(10)	Investment vehicle	Subordinated notes ($21.7 par due 7/2027)	13.50%	1/3/2017	14.8	13.0
HCI Equity, LLC (8)(9)(10)	Investment company	Member interest (100.00% interest)		4/1/2010	—	0.1
Herbert Park B.V. (9)(10)	Investment vehicle	Subordinated notes ($22.5 par due 10/2026)		1/3/2017	2.7	—
Imperial Capital Private Opportunities, LP (10)	Investment partnership	Limited partnership interest (80.00% interest)		5/10/2007	3.2	15.6	(2)
LightPoint CLO VII, Ltd. (9)(10)	Investment vehicle	Subordinated notes ($9.0 par due 5/2021)		1/3/2017	—	—
Montgomery Lane, LLC and Montgomery Lane, Ltd. (8)(9)(10)	Investment company	Common stock (100 shares)		1/3/2017	—	0.6
		Common stock (50,000 shares)		1/3/2017	—	—
					—	0.6
NYLIM Flatiron CLO 2006-1 LTD. (9)(10)	Investment vehicle	Subordinated securities (10,000 shares)		1/3/2017	—	—
Octagon Investment Partners XVIII, Ltd. (9)(10)	Investment vehicle	Subordinated notes ($16.4 par due 12/2024)	13.30%	1/3/2017	7.2	7.1
Octagon Investment Partners XIX, Ltd. (9)(10)	Investment vehicle	Subordinated notes ($25.0 par due 4/2026)	11.50%	1/3/2017	11.5	12.0
OHA Credit Partners XI, Ltd. (9)(10)	Investment vehicle	Subordinated notes ($17.8 par due 10/2028)	9.50%	1/3/2017	14.5	13.8

As of June 30, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Partnership Capital Growth Fund I, L.P. (10)	Investment partnership	Limited partnership interest (25.00% interest)		6/16/2006	—	0.1	(2)
Partnership Capital Growth Investors III, L.P. (10)(23)	Investment partnership	Limited partnership interest (2.50% interest)		10/5/2011	2.5	3.5	(2)
PCG-Ares Sidecar Investment II, L.P. (10)(23)	Investment partnership	Limited partnership interest (100.00% interest)		10/31/2014	7.5	12.8	(2)
PCG-Ares Sidecar Investment, L.P. (10)(23)	Investment partnership	Limited partnership interest (100.00% interest)		5/22/2014	3.9	4.6	(2)
Piper Jaffray Merchant Banking Fund I, L.P. (10)(23)	Investment partnership	Limited partnership interest (2.00% interest)		8/16/2012	1.6	1.6
Qualium Investissement (9)(10)	Investment partnership	Class A common stock (99,000 shares)		1/3/2017	7.3	7.5
		Class B common stock (100,000 shares)		1/3/2017	0.1	0.1
		Class C common stock (48,939 shares)		1/3/2017	0.1	0.1
					7.5	7.7
Sapphire Valley CDO I, Ltd. (9)(10)	Investment vehicle	Subordinated notes ($14.0 par due 12/2022)		1/3/2017	—	—
Senior Direct Lending Program, LLC (8)(10)(25)	Co-investment vehicle	Subordinated certificates ($393.9 par due 12/2036)	9.15% (Libor + 8.00%/Q)(19)	7/27/2016	393.9	393.9
		Member interest (87.50% interest)		7/27/2016	—	—
					393.9	393.9
Senior Secured Loan Fund LLC (8)(11)(24)	Co-investment vehicle	Subordinated certificates ($2,004.0 par due 12/2024)	5.75% (18)	10/30/2009	1,938.4	1,920.5
		Member interest (87.50% interest)		10/30/2009	—	—
					1,938.4	1,920.5
Vitesse CLO, Ltd. (9)(10)	Investment vehicle	Preferred shares (20,000,000 shares)		1/3/2017	—	—
Voya CLO 2014-4, Ltd. (9)(10)	Investment vehicle	Subordinated notes ($26.7 par due 10/2026)	10.00%	1/3/2017	17.6	17.6
VSC Investors LLC (10)	Investment company	Membership interest (1.95% interest)		1/24/2008	0.3	1.3	(2)
					2,593.4	2,594.2		36.79%
Business Services
Accruent, LLC and Athena Parent, Inc. (22)	Real estate and facilities management software provider	Second lien senior secured loan ($53.0 par due 11/2022)	10.93% (Libor + 9.75%/Q)	9/19/2016	53.0	53.0	(2)(17)
		Series A preferred stock (778 shares)		9/19/2016	0.8	0.6	(2)
		Common stock (3,000 shares)		5/16/2016	3.0	2.3	(2)
					56.8	55.9
Achilles Acquisition LLC (22)	Benefits broker and outsourced workflow automation platform provider for brokers	First lien senior secured loan ($10.3 par due 6/2023)	7.22% (Libor + 6.00%/Q)	6/6/2017	10.3	10.2	(2)(17)
Acrisure, LLC, Acrisure Investors FO, LLC and Acrisure Investors SO, LLC (22)	Retail insurance advisor and brokerage	Second lien senior secured loan ($4.4 par due 11/2024)	10.54% (Libor + 9.25%/Q)	5/10/2017	4.4	4.4	(2)(17)
		Second lien senior secured loan ($9.7 par due 11/2024)	10.55% (Libor + 9.25%/Q)	11/22/2016	9.7	9.7	(2)(17)
		Second lien senior secured loan ($88.6 par due 11/2024)	10.55% (Libor + 9.25%/Q)	11/22/2016	88.6	88.6	(2)(17)
		Second lien senior secured loan ($15.0 par due 11/2024)	10.55% (Libor + 9.25%/Q)	5/10/2017	15.0	15.0	(2)(17)
		Membership interests (8,502,697 units)		11/18/2016	10.8	10.8	(2)
		Membership interests (2,125,674 units)		11/18/2016	2.7	2.7	(2)
					131.2	131.2
BeyondTrust Software, Inc. (22)	Management software solutions provider	First lien senior secured loan ($29.4 par due 9/2019)	8.00% (Libor + 7.00%/Q)	1/3/2017	29.1	28.6	(3)(17)
BluePay Processing, LLC	Payment processing solutions provider	Second lien senior secured loan ($32.8 par due 8/2022)	9.67% (Libor + 8.50%/Q)	1/3/2017	32.8	32.8	(2)(17)

As of June 30, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Brandtone Holdings Limited (9)	Mobile communications and marketing services provider	First lien senior secured loan ($4.7 par due 11/2018)		5/11/2015	4.5	—	(2)(16)
		First lien senior secured loan ($3.1 par due 2/2019)		5/11/2015	2.9	—	(2)(16)
		Warrant to purchase up to 184,003 units of convertible preferred shares (expires 8/2026)		5/11/2015	—	—	(2)
					7.4	—
CallMiner, Inc.	Provider of cloud-based conversational analytics solutions	Second lien senior secured loan ($1.3 par due 5/2018)	10.70% (Libor + 9.50%/M)	7/23/2014	1.3	1.3	(2)(17)
		Second lien senior secured loan ($0.8 par due 8/2018)	10.70% (Libor + 9.50%/M)	7/23/2014	0.8	0.8	(2)(17)
		Warrant to purchase up to 2,350,636 shares of Series 1 preferred stock (expires 7/2024)		7/23/2014	—	—	(2)
					2.1	2.1
Cast & Crew Payroll, LLC	Payroll and accounting services provider to the entertainment industry	Second lien senior secured loan ($26.7 par due 8/2023)	9.05% (Libor + 7.75%/Q)	1/3/2017	26.7	26.7	(2)(17)
Clearwater Analytics, LLC (22)	Provider of integrated cloud-based investment portfolio management, accounting, reporting and analytics software	First lien senior secured revolving loan ($0.6 par due 9/2022)	8.72% (Libor + 7.50%/Q)	9/1/2016	0.6	0.6	(2)(17)
CMW Parent LLC (fka Black Arrow, Inc.)	Multiplatform media firm	Series A units (32 units)		9/11/2015	—	—	(2)
Columbo Midco Limited, Columbo Bidco Limited and Columbo Topco Limited (8)(9)	Compliance, accounting and tax consulting services provider	Preferred stock (34,028,135 shares)		1/3/2017	2.3	6.3
		Preferred stock (17,653,253 shares)		1/3/2017	21.6	24.3
		Preferred stock (3,232,666 shares)		1/3/2017	4.0	4.4
					27.9	35.0
Command Alkon, Incorporated and CA Note Issuer, LLC	Software solutions provider to the ready-mix concrete industry	Second lien senior secured loan ($10.0 par due 8/2020)	9.48% (Libor + 8.25%/Q)	9/28/2012	10.0	10.0	(2)(17)
		Second lien senior secured loan ($11.5 par due 8/2020)	9.37% (Libor + 8.25%/Q)	9/28/2012	11.5	11.5	(2)(17)
		Second lien senior secured loan ($26.5 par due 8/2020)	9.48% (Libor + 8.25%/Q)	9/28/2012	26.5	26.5	(2)(17)
		Senior subordinated loan ($25.0 par due 8/2021)	14.00% PIK	8/8/2014	25.0	25.0	(2)
					73.0	73.0
Compusearch Software Systems, Inc.	Provider of enterprise software and services for organizations in the public sector	Second lien senior secured loan ($51.0 par due 11/2021)	9.93% (Libor + 8.75%/Q)	1/3/2017	51.0	51.0	(2)(17)
Compuware Parent, LLC	Web and mobile cloud performance testing and monitoring services provider	Class A-1 common stock (4,132 units)		12/15/2014	2.3	1.8	(2)
		Class B-1 common stock (4,132 units)		12/15/2014	0.5	0.4	(2)
		Class C-1 common stock (4,132 units)		12/15/2014	0.3	0.2	(2)
		Class A-2 common stock (4,132 units)		12/15/2014	—	—	(2)
		Class B-2 common stock (4,132 units)		12/15/2014	—	—	(2)
		Class C-2 common stock (4,132 units)		12/15/2014	—	—	(2)
					3.1	2.4
Convergint Technologies LLC (22)	Integrated services provider for security, fire and life safety	Second lien senior secured loan ($11.0 par due 12/2020)	9.82% (Libor + 8.50%/Q)	1/3/2017	11.0	11.0	(2)(17)

As of June 30, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Second lien senior secured loan ($6.0 par due 12/2020)	9.91% (Libor + 8.50%/Q)	1/3/2017	6.0	6.0	(2)(17)
		Second lien senior secured loan ($11.0 par due 12/2020)	9.92% (Libor + 8.50%/Q)	1/3/2017	11.0	11.0	(2)(17)
		Second lien senior secured loan ($75.0 par due 12/2020)	9.43% (Libor + 8.00%/Q)	1/3/2017	75.0	75.0	(2)(17)
					103.0	103.0
Datapipe, Inc.	Data center provider	Second lien senior secured loan ($29.5 par due 9/2019)	9.17% (Libor + 8.00%/Q)	1/3/2017	28.5	28.6	(2)(17)
Directworks, Inc. and Co-Exprise Holdings, Inc.	Provider of cloud-based software solutions for direct materials sourcing and supplier management for manufacturers	First lien senior secured loan ($1.9 par due 4/2018)	10.25% (Libor + 9.25%/M)	12/19/2014	1.9	1.7	(2)(17)
		Warrant to purchase up to 1,875,000 shares of Series 1 preferred stock (expires 12/2024)		12/19/2014	—	—	(2)
					1.9	1.7
DTI Holdco, Inc. and OPE DTI Holdings, Inc. (22)	Provider of legal process outsourcing and managed services	First lien senior secured loan ($4.1 par due 9/2023)	6.42% (Libor + 5.25%/Q)	9/23/2016	4.1	4.1	(4)(17)
		Class A common stock (7,500 shares)		8/19/2014	7.5	6.8	(2)
		Class B common stock (7,500 shares)		8/19/2014	—	—	(2)
					11.6	10.9
Emergency Communications Network, LLC (22)	Provider of mission critical emergency mass notification solutions	First lien senior secured loan ($61.2 par due 6/2023)	7.30% (Libor + 6.25%/Q)	6/1/2017	60.7	60.6	(2)(17)
Entertainment Partners, LLC and Entertainment Partners Canada Inc. (22)	Provider of entertainment workforce and production management solutions	First lien senior secured loan ($7.7 par due 5/2022)	6.50% (Libor + 5.50%/Q)	5/8/2017	7.3	7.6	(2)(9)(17)
		First lien senior secured loan ($12.8 par due 5/2023)	6.81% (Libor + 5.75%/Q)	5/8/2017	12.8	12.7	(2)(17)
		First lien senior secured loan ($15.2 par due 5/2023)	6.81% (Libor + 5.75%/Q)	5/8/2017	15.2	15.1	(3)(17)
		First lien senior secured loan ($14.6 par due 5/2023)	6.93% (Libor + 5.75%/Q)	5/8/2017	14.6	14.5	(2)(17)
		First lien senior secured loan ($17.4 par due 5/2023)	6.93% (Libor + 5.75%/Q)	5/8/2017	17.4	17.2	(3)(17)
		First lien senior secured loan ($14.6 par due 5/2023)	7.19% (Libor + 5.75%/Q)	5/8/2017	14.6	14.5	(2)(17)
		First lien senior secured loan ($17.4 par due 5/2023)	7.19% (Libor + 5.75%/Q)	5/8/2017	17.4	17.2	(3)(17)
					99.3	98.8
EN Engineering, L.L.C. (22)	National utility services firm providing engineering and consulting services to natural gas, electric power and other energy and industrial end markets	First lien senior secured revolving loan	-	6/30/2015	—	—	(20)
Faction Holdings, Inc. and The Faction Group LLC (fka PeakColo Holdings, Inc.) (22)	Wholesaler of cloud-based software applications and services	First lien senior secured loan ($8.0 par due 1/2021)	10.41% (Libor + 9.25%/M)	1/6/2017	8.0	8.0	(2)(17)
		Warrant to purchase up to 5,185 shares of Series A preferred stock (expires 1/2027)		1/6/2017	—	0.2	(2)
		Warrant to purchase up to 1,481 shares of Series A preferred stock (expires 12/2025)		12/3/2015	—	0.1	(2)
		Warrant to purchase up to 2,037 shares of Series A preferred stock (expires 11/2024)		11/3/2014	0.1	0.1	(2)

As of June 30, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					8.1	8.4
First Insight, Inc.	Software company providing merchandising and pricing solutions to companies worldwide	Warrant to purchase up to 122,827 units of Series C preferred stock (expires 3/2024)		3/20/2014	—	—	(2)
Flexera Software LLC	Provider of software and software applications that manages application usage, compliance and security risk	Second lien senior secured loan ($5.0 par due 4/2021)	8.30% (Libor + 7.00%/Q)	1/3/2017	4.8	5.0	(2)(17)
GTCR Valor Companies, Inc.	Public relations software as service provider	Second lien senior secured loan ($100.0 par due 6/2024)	10.69% (Libor + 9.50%/Q)	1/3/2017	98.1	100.0	(2)(17)
IfByPhone Inc.	Voice-based marketing automation software provider	Warrant to purchase up to 124,300 shares of Series C preferred stock (expires 10/2022)		10/15/2012	0.1	0.1	(2)
Infogix, Inc. and Infogix Parent Corporation	Enterprise data analytics and integrity software solutions provider	First lien senior secured loan ($54.6 par due 12/2021)	7.80% (Libor + 6.50%/Q)	1/3/2017	54.6	54.6	(2)(14)(17)
		First lien senior secured loan ($34.9 par due 12/2021)	7.80% (Libor + 6.50%/Q)	1/3/2017	34.9	34.9	(3)(14)(17)
		Series A preferred stock (2,475 shares)		1/3/2017	2.5	2.8
		Common stock (1,297,768 shares)		1/3/2017	—	1.7
					92.0	94.0
Inmar, Inc.	Technology-driven solutions provider for retailers, wholesalers and manufacturers	Second lien senior secured loan ($28.3 par due 5/2025)	11.25% (Base Rate + 7.00%/Q)	4/25/2017	27.9	27.9	(2)(17)
Interactions Corporation	Developer of a speech recognition software based customer interaction system	Second lien senior secured loan ($5.9 par due 3/2021)	9.85% (Libor + 8.60%/M)	6/16/2015	5.8	5.9	(2)(15)(17)
		Second lien senior secured loan ($19.1 par due 3/2021)	9.85% (Libor + 8.60%/M)	6/16/2015	18.9	19.2	(5)(15)(17)
		Warrant to purchase up to 68,187 shares of Series G-3 convertible preferred stock (expires 6/2022)		6/16/2015	0.3	0.3	(2)
					25.0	25.4
InterVision Systems, LLC and InterVision Holdings, LLC	Provider of cloud based IT solutions, infrastructure and services	First lien senior secured loan ($32.5 par due 5/2022)	10.06% (Libor + 8.65%/Q)	5/31/2017	32.5	32.5	(2)(17)
		Class A membership units (1,000 units)		5/31/2017	1.0	1.0
					33.5	33.5
iParadigms Holdings, LLC	Anti-plagiarism software provider to the education market	Second lien senior secured loan ($39.5 par due 7/2022)	8.55% (Libor + 7.25%/Q)	1/3/2017	38.8	38.7	(2)(17)
iPipeline, Inc., Internet Pipeline, Inc. and iPipeline Holdings, Inc. (22)	Provider of SaaS-based software solutions to the insurance and financial services industry	First lien senior secured loan ($6.7 par due 8/2022)	7.42% (Libor + 6.25%/Q)	6/15/2017	6.7	6.7	(2)(17)
		First lien senior secured loan ($46.4 par due 8/2022)	8.48% (Libor + 7.25%/Q)	8/4/2015	46.4	46.4	(3)(17)
		First lien senior secured loan ($14.7 par due 8/2022)	8.48% (Libor + 7.25%/Q)	8/4/2015	14.7	14.7	(4)(17)
		Preferred stock (1,100 shares)		8/4/2015	1.1	2.9	(2)
		Common stock (668,781 shares)		8/4/2015	—	—	(2)
					68.9	70.7

As of June 30, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
IQMS	Provider of enterprise resource planning and manufacturing execution software for small and midsized manufacturers	First lien senior secured loan ($27.8 par due 3/2022)	9.48% (Libor + 8.25%/Q)	3/28/2017	27.8	27.8	(2)(17)
		First lien senior secured loan ($10.0 par due 3/2022)	9.48% (Libor + 8.25%/Q)	3/28/2017	10.0	10.0	(4)(17)
					37.8	37.8
Iron Bow Technologies, LLC	Provider and value added reseller of information technology products and solutions	Second lien senior secured loan ($9.9 par due 2/2021)	12.80% (Libor + 11.75%/Q)	1/3/2017	9.9	9.9	(2)(17)
IronPlanet, Inc.	Online auction platform provider for used heavy equipment	Warrant to purchase to up to 133,333 shares of Series C preferred stock (expires 9/2023)		9/23/2013	0.2	0.2	(2)
Itel Laboratories, Inc. (22)	Data services provider for building materials to property insurance industry	Preferred units (1,798,391 units)		6/29/2012	1.0	1.6	(2)
LLSC Holdings Corporation (dba Lawrence Merchandising Services) (8)	Marketing services provider	Series A preferred stock (9,000 shares)		1/3/2017	19.2	20.6
		Common stock (1,000 shares)		1/3/2017	—	—
		Warrant to purchase up to 675 shares of common stock (expires 9/2017)		1/3/2017	—	—
					19.2	20.6
Miles 33 (Finance) Limited (8)(9)	Software provider to the regional media industry and magazines	First lien senior secured loan ($1.6 par due 9/2018)	6.75% (Libor + 6.50%/Q)	1/3/2017	1.5	1.6
		First lien senior secured loan ($3.9 par due 9/2018)	6.75% (Libor + 6.50%/Q)	1/3/2017	3.7	3.9
		Senior subordinated loan ($16.3 par due 9/2021)	4.75% (Libor + 4.50%/Q)	1/3/2017	9.5	16.0
		Preferred stock (19,500,000 shares)		1/3/2017	—	—
		Preferred stock (900,000 shares)		1/3/2017	—	—
		Common stock (600,000 shares)		1/3/2017	—	—
					14.7	21.5
Ministry Brands, LLC and MB Parent HoldCo, L.P. (22)	Software and payment services provider to faith-based institutions	First lien senior secured loan ($6.5 par due 12/2022)	6.23% (Libor + 5.00%/Q)	4/6/2017	6.5	6.5	(2)(17)
		First lien senior secured loan ($16.7 par due 12/2022)	6.23% (Libor + 5.00%/Q)	4/6/2017	16.6	16.7	(2)(17)
		Second lien senior secured loan ($2.9 par due 6/2023)	10.48% (Libor + 9.25%/Q)	4/6/2017	2.9	2.9	(2)(17)
		Second lien senior secured loan ($9.2 par due 6/2023)	10.48% (Libor + 9.25%/Q)	4/6/2017	9.2	9.2	(2)(17)
		Second lien senior secured loan ($16.6 par due 6/2023)	10.48% (Libor + 9.25%/Q)	12/2/2016	16.6	16.6	(2)(17)
		Second lien senior secured loan ($90.0 par due 6/2023)	10.48% (Libor + 9.25%/Q)	12/2/2016	89.3	90.0	(2)(17)
		Class A units (500,000 units)		12/2/2016	5.0	6.8	(2)
					146.1	148.7
Mitchell International, Inc.	Provider of mission-critical software and solutions to the property and casualty claims industry	Second lien senior secured loan ($17.0 par due 10/2021)	8.67% (Libor + 7.50%/Q)	1/3/2017	17.0	17.0	(2)(17)
MVL Group, Inc. (8)	Marketing research provider	Senior subordinated loan ($0.5 par due 7/2012)		4/1/2010	0.2	0.2	(2)(16)
		Common stock (560,716 shares)		4/1/2010	—	—	(2)
					0.2	0.2
NAS, LLC, Nationwide Marketing Group, LLC and Nationwide Administrative Services, Inc.	Buying and marketing services organization for appliance, furniture and consumer electronics dealers	Second lien senior secured loan ($24.1 par due 12/2021)	9.80% (Libor + 8.75%/Q)	6/1/2015	24.1	23.6	(2)(17)

As of June 30, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Novetta Solutions, LLC	Provider of advanced analytics solutions for the government, defense and commercial industries	First lien senior secured loan ($12.8 par due 10/2022)	6.30% (Libor + 5.00%/Q)	1/3/2017	12.3	12.3	(2)(17)
		Second lien senior secured loan ($31.0 par due 10/2023)	9.80% (Libor + 8.50%/Q)	1/3/2017	28.4	28.2	(2)(17)
					40.7	40.5
Palermo Finance Corporation (22)	Provider of mission-critical integrated public safety software and services to local, state, and federal agencies	First lien senior secured revolving loan	-	4/17/2017	—	—	(2)(20)
		First lien senior secured loan ($14.1 par due 4/2023)	5.66% (Libor + 4.50%/Q)	4/17/2017	13.9	13.9	(4)(17)
		Second lien senior secured loan ($54.3 par due 10/2023)	9.66% (Libor + 8.50%/Q)	4/17/2017	54.3	54.3	(2)(17)
					68.2	68.2
Park Place Technologies, LLC	Provider of third party hardware maintenance and support services for IT data centers	Second lien senior secured loan ($41.5 par due 12/2022)	10.22% (Libor + 9.00%/Q)	1/3/2017	41.5	41.5	(2)(17)
PayNearMe, Inc.	Electronic cash payment system provider	Warrant to purchase up to 195,726 shares of Series E preferred stock (expires 3/2023)		3/11/2016	0.2	—	(2)(5)
Pegasus Intermediate Holdings, LLC (22)	Plant maintenance and scheduling process software provider	First lien senior secured loan ($1.3 par due 11/2022)	7.37% (Libor + 6.25%/Q)	11/7/2016	1.3	1.3	(2)(17)
PHL Investors, Inc., and PHL Holding Co. (8)	Mortgage services	Class A common stock (576 shares)		7/31/2012	3.8	—	(2)
PHNTM Holdings, Inc. and Planview Parent, Inc.	Provider of project and portfolio management software	First lien senior secured loan ($36.8 par due 1/2023)	6.48% (Libor + 5.25%/Q)	1/27/2017	36.1	36.8	(2)(17)
		Second lien senior secured loan ($62.0 par due 7/2023)	10.98% (Libor + 9.75%/Q)	1/27/2017	61.1	62.0	(2)(17)
		Class A common shares (990 shares)		1/27/2017	1.0	1.0	(2)
		Class B common shares (168,329 shares)		1/27/2017	—	—	(2)
					98.2	99.8
Poplicus Incorporated	Business intelligence and market analytics platform for companies that sell to the public sector	First lien senior secured loan ($3.5 par due 1/2018)	6.00%	6/25/2015	2.6	2.5	(5)
		Warrant to purchase up to 2,402,991 shares of Series C preferred stock (expires 6/2025)		6/25/2015	0.1	—	(5)
					2.7	2.5
PowerPlan, Inc. and Project Torque Ultimate Parent Corporation	Fixed asset financial management software provider	Second lien senior secured loan ($30.0 par due 2/2023)	10.23% (Libor + 9.00%/Q)	2/23/2015	29.8	30.0	(2)(17)
		Second lien senior secured loan ($50.0 par due 2/2023)	10.23% (Libor + 9.00%/Q)	2/23/2015	49.6	50.0	(3)(17)
		Class A common stock (1,697 shares)		2/23/2015	1.7	2.8	(2)
		Class B common stock (989,011 shares)		2/23/2015	—	—	(2)
					81.1	82.8
Professional Datasolutions, Inc. (22)	Provider of enterprise management software for the convenience retail and petroleum wholesale markets	First lien senior secured loan ($9.4 par due 5/2022)	6.73% (Libor + 5.50%/Q)	3/30/2017	9.4	9.3	(2)(17)
Project Alpha Intermediate Holding, Inc. and Qlik Parent, Inc.	Provider of data visualization software for data analytics	Class A common shares (7,444.80 shares)		8/22/2016	7.4	10.5	(2)
		Class B common shares (1,841,608.69 shares)		8/22/2016	0.1	0.1	(2)
					7.5	10.6

As of June 30, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	0.3	0.3	(2)
Rocket Fuel Inc.	Provider of open and integrated software for digital marketing optimization	Common stock (11,405 units)		9/9/2014	—	—	(2)
Shift PPC LLC (22)	Digital solutions provider	First lien senior secured loan ($10.1 par due 12/2021)	7.30% (Libor + 6.00%/Q)	12/22/2016	10.1	10.1	(2)(17)
Sonian Inc.	Cloud-based email archiving platform	First lien senior secured loan ($7.5 par due 6/2020)	8.87% (Libor + 7.65%/M)	9/9/2015	7.4	7.5	(5)(15)(17)
		Warrant to purchase up to 169,045 shares of Series C preferred stock (expires 9/2022)		9/9/2015	0.1	0.1	(5)
					7.5	7.6
Sparta Systems, Inc. and Project Silverback Holdings Corp.	Quality management software provider	First lien senior secured loan ($3.9 par due 7/2020)	6.73% (Libor + 5.50%/Q)	1/3/2017	3.9	3.9	(3)(17)
		First lien senior secured loan ($20.0 par due 7/2020)	6.73% (Libor + 5.50%/Q)	1/3/2017	20.0	20.0	(4)(17)
		Series A preferred stock (743 shares)		1/3/2017	0.9	0.9
		Class B common stock (308,224 shares)		1/3/2017	0.9	0.8
					25.7	25.6
Talari Networks, Inc.	Networking equipment provider	First lien senior secured loan ($6.0 par due 10/2019)	9.92% (Libor + 8.75%/M)	8/3/2015	6.0	5.7	(2)(5)(17)
		Warrant to purchase up to 421,052 shares of Series D-1 preferred stock (expires 8/2022)		8/3/2015	0.1	0.1	(2)(5)
					6.1	5.8
The Gordian Group, Inc. (22)	Construction software and service provider	First lien senior secured loan ($9.9 par due 7/2019)	6.16% (Libor + 5.00%/Q)	1/3/2017	9.8	9.8	(3)(17)
		First lien senior secured loan ($3.4 par due 7/2019)	6.16% (Libor + 5.00%/Q)	1/3/2017	3.3	3.3	(4)(17)
		First lien senior secured loan ($9.1 par due 7/2019)	6.19% (Libor + 5.00%/Q)	1/3/2017	8.9	9.0	(3)(17)
		First lien senior secured loan ($3.1 par due 7/2019)	6.19% (Libor + 5.00%/Q)	1/3/2017	3.0	3.0	(4)(17)
		First lien senior secured loan ($9.8 par due 7/2019)	6.28% (Libor + 5.00%/Q)	1/3/2017	9.6	9.7	(3)(17)
		First lien senior secured loan ($3.3 par due 7/2019)	6.28% (Libor + 5.00%/Q)	1/3/2017	3.2	3.3	(4)(17)
					37.8	38.1
The Greeley Company, Inc. and HCP Acquisition Holdings, LLC (8)	Healthcare compliance advisory services	Senior subordinated loan ($10.5 par due 3/2018)		3/5/2013	—	0.4	(2)(16)
		Class A units (14,293,110 units)		6/26/2008	—	—	(2)
					—	0.4
TraceLink, Inc.	Supply chain management software provider for the pharmaceutical industry	Warrant to purchase up to 283,353 shares of Series A-2 preferred stock (expires 1/2025)		1/2/2015	0.1	2.4	(2)
UL Holding Co., LLC (7)	Provider of collection and landfill avoidance solutions for food waste and unsold food products	Senior subordinated loan ($5.9 par due 5/2020)	10.00% PIK	4/30/2012	1.6	5.9	(2)
		Senior subordinated loan ($0.5 par due 5/2020)		4/30/2012	0.1	0.5	(2)
		Senior subordinated loan ($23.9 par due 5/2020)	10.00% PIK	4/30/2012	6.7	23.9	(2)
		Senior subordinated loan ($3.2 par due 5/2020)		4/30/2012	0.9	3.2	(2)
		Senior subordinated loan ($2.8 par due 5/2020)	10.00% PIK	4/30/2012	0.7	2.8	(2)
		Senior subordinated loan ($0.4 par due 5/2020)		4/30/2012	0.1	0.4	(2)
		Class A common units (533,351 units)		6/17/2011	5.0	0.3	(2)

As of June 30, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Class B-5 common units (272,834 units)		6/17/2011	2.5	0.2	(2)
		Class C common units (758,546 units)		4/25/2008	—	—	(2)(21)
		Warrant to purchase up to 719,044 shares of Class A units		5/2/2014	—	—	(2)
		Warrant to purchase up to 28,663 shares of Class B-1 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 57,325 shares of Class B-2 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 29,645 shares of Class B-3 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 80,371 shares of Class B-5 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 59,655 shares of Class B-6 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 1,046,713 shares of Class C units		5/2/2014	—	—	(2)
					17.6	37.2
Velocity Holdings Corp.	Hosted enterprise resource planning application management services provider	Common units (1,713,546 units)		12/13/2013	4.5	2.6
VRC Companies, LLC (22)	Provider of records and information management services	First lien senior secured revolving loan ($0.1 par due 3/2022)	7.92% (Libor + 6.50%/Q)	4/17/2017	0.1	0.1	(2)(17)
		First lien senior secured loan ($0.4 par due 3/2023)	7.92% (Libor + 6.50%/Q)	4/17/2017	0.4	0.4	(2)(17)
		First lien senior secured loan ($8.6 par due 3/2023)	7.92% (Libor + 6.50%/Q)	4/17/2017	8.6	8.5	(2)(17)
					9.1	9.0
WorldPay Group PLC (9)	Payment processing company	C2 shares (73,974 shares)		10/21/2015	—	—
Zywave, Inc. (22)	Provider of software and technology-enabled content and analytical solutions to insurance brokers	Second lien senior secured loan ($27.0 par due 11/2023)	10.18% (Libor + 9.00%/Q)	11/17/2016	27.0	27.0	(2)(17)
					1,924.8	1,960.5		27.81%
Healthcare Services
Absolute Dental Management LLC and ADM Equity, LLC	Dental services provider	First lien senior secured loan ($18.8 par due 1/2022)	10.60% (Libor + 9.39%/Q)	1/5/2016	18.8	17.8	(3)(17)
		First lien senior secured loan ($5.0 par due 1/2022)	10.60% (Libor + 9.39%/Q)	1/5/2016	5.0	4.8	(4)(17)
		Class A preferred units (4,000,000 units)		1/5/2016	4.0	1.2	(2)
		Class A common units (4,000,000 units)		1/5/2016	—	—	(2)
					27.8	23.8
Acessa Health, Inc. (fka HALT Medical, Inc.)	Medical supply provider	Common stock (569,823 shares)		6/22/2017	0.1	0.1
ADCS Billings Intermediate Holdings, LLC (22)	Dermatology practice	First lien senior secured revolving loan ($2.4 par due 5/2022)	9.00% (Base Rate + 4.75%/Q)	5/18/2016	2.4	2.3	(2)(17)(21)
ADG, LLC and RC IV GEDC Investor LLC (22)	Dental services provider	First lien senior secured revolving loan ($3.1 par due 9/2022)	5.97% (Libor + 4.75%/Q)	9/28/2016	3.1	3.1	(2)(17)
		First lien senior secured revolving loan ($1.1 par due 9/2022)	8.00% (Base Rate + 3.75%/Q)	9/28/2016	1.1	1.1	(2)(17)
		Second lien senior secured loan ($87.5 par due 3/2024)	10.23% (Libor + 9.00%/Q)	9/28/2016	87.5	86.6	(2)(17)
		Membership units (3,000,000 units)		9/28/2016	3.0	2.7	(2)
					94.7	93.5

As of June 30, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Alcami Holdings, LLC (8)(22)	Outsourced drug development services provider	First lien senior secured revolving loan ($6.9 par due 10/2019)	6.59% (Libor + 5.50%/Q)	1/3/2017	6.9	6.9	(2)(17)
		First lien senior secured revolving loan ($6.0 par due 10/2019)	6.66% (Libor + 5.50%/Q)	1/3/2017	6.0	6.0	(2)(17)
		First lien senior secured revolving loan ($7.7 par due 10/2019)	6.72% (Libor + 5.50%/Q)	1/3/2017	7.7	7.7	(2)(17)
		First lien senior secured loan ($96.2 par due 10/2020)	6.50% (Libor + 5.50%/Q)	1/3/2017	96.2	96.2	(3)(17)
		First lien senior secured loan ($0.2 par due 10/2020)	10.75% (Base Rate + 6.50%/Q)	1/3/2017	0.2	0.2	(3)(17)
		First lien senior secured loan ($10.0 par due 10/2020)	6.73% (Libor + 5.50%/Q)	1/3/2017	10.0	10.0	(2)(17)
		Senior subordinated loan ($33.6 par due 10/2020)	14.75%	1/3/2017	33.6	33.6	(2)
		Senior subordinated loan ($25.0 par due 10/2020)	12.25%	1/3/2017	25.0	25.0	(2)
		Senior subordinated loan ($30.0 par due 10/2020)	11.75%	1/3/2017	30.0	30.0	(2)
		Senior subordinated loan ($30.0 par due 10/2020)	12.00%	1/3/2017	30.0	30.0	(2)
		Senior subordinated loan ($33.9 par due 10/2020)	15.25%	1/3/2017	18.5	33.9	(2)
		Series R preferred membership units (30,000 units)		1/3/2017	—	1.1
		Series R-2 preferred membership units (54,936 units)		1/3/2017	—	2.0
					264.1	282.6
Alegeus Technologies Holdings Corp.	Benefits administration and transaction processing provider	Preferred stock (2,997 shares)		12/13/2013	3.1	2.6
		Common stock (3 shares)		12/13/2013	—	—
					3.1	2.6
Argon Medical Devices, Inc.	Manufacturer and marketer of single-use specialty medical devices	Second lien senior secured loan ($9.0 par due 6/2022)	10.80% (Libor + 9.50%/Q)	12/23/2015	8.8	9.0	(2)(17)
AwarePoint Corporation	Healthcare technology platform developer	First lien senior secured loan ($8.0 par due 12/2019)	11.70% (Libor + 10.50%/M)	9/5/2014	7.9	8.0	(2)(17)
		Warrant to purchase up to 3,213,367 shares of Series 1 preferred stock (expires 9/2024)		11/14/2014	—	0.6	(2)
					7.9	8.6
CCS Intermediate Holdings, LLC and CCS Group Holdings, LLC (22)	Correctional facility healthcare operator	First lien senior secured revolving loan ($3.8 par due 7/2019)	5.30% (Libor + 4.00%/Q)	7/23/2014	3.8	3.2	(2)(17)(21)
		First lien senior secured revolving loan ($1.3 par due 7/2019)	7.25% (Base Rate + 3.00%/Q)	7/23/2014	1.3	1.1	(2)(17)(21)
		First lien senior secured loan ($6.6 par due 7/2021)	5.30% (Libor + 4.00%/Q)	7/23/2014	6.5	5.5	(2)(17)
		Second lien senior secured loan ($135.0 par due 7/2022)	9.58% (Libor + 8.38%/Q)	7/23/2014	134.0	98.6	(2)(17)
		Class A units (1,000,000 units)		8/19/2010	—	0.2	(2)
					145.6	108.6
Correctional Medical Group Companies, Inc.	Correctional facility healthcare operator	First lien senior secured loan ($3.1 par due 9/2021)	8.79% (Libor + 7.65%/Q)	9/29/2015	3.1	3.1	(2)(17)
		First lien senior secured loan ($48.8 par due 9/2021)	8.79% (Libor + 7.65%/Q)	9/29/2015	48.8	48.8	(3)(17)
					51.9	51.9
CSHM LLC (8)	Dental services provider	Class A membership units (1,979 units)		1/3/2017	—	—
D4C Dental Brands HoldCo, Inc. and Bambino Group Holdings, LLC (22)	Dental services provider	Class A preferred units (1,000,000 units)		12/21/2016	1.0	0.9	(2)

As of June 30, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
DCA Investment Holding, LLC (22)	Multi-branded dental practice management	First lien senior secured revolving loan ($1.5 par due 7/2021)	8.50% (Base Rate + 4.25%/Q)	7/2/2015	1.5	1.5	(2)(17)(21)
		First lien senior secured loan ($18.8 par due 7/2021)	6.48% (Libor + 5.25%/Q)	7/2/2015	18.7	18.4	(4)(17)
					20.2	19.9
DNAnexus, Inc.	Bioinformatics company	Warrant to purchase up to 909,091 units of Series C preferred stock (expires 3/2024)		3/21/2014	—	0.1	(2)
Emerus Holdings, Inc. (22)	Freestanding 24-hour emergency care micro-hospitals operator	First lien senior secured loan ($2.3 par due 9/2021)	5.73% (Libor + 4.50%/Q)	3/14/2017	2.0	2.0	(2)(17)
GHX Ultimate Parent Corporation, Commerce Parent, Inc. and Commerce Topco, LLC	On-demand supply chain automation solutions provider to the healthcare industry	Second lien senior secured loan ($96.5 par due 6/2025)	9.30% (Libor + 8.00%/Q)	6/30/2017	95.7	95.5	(2)(17)
		Series A perpetual preferred stock (110,338 shares)	11.75% (Libor + 10.75%/Q)	6/30/2017	110.3	110.3	(2)(17)
		Class A units (13,925,993 units)		6/30/2017	13.9	13.9	(2)
					219.9	219.7
Greenphire, Inc. and RMCF III CIV XXIX, L.P (22)	Software provider for clinical trial management	First lien senior secured revolving loan ($0.5 par due 12/2018)	8.00% (Base Rate + 3.75%/Q)	12/19/2014	0.5	0.5	(2)(17)
		First lien senior secured loan ($1.5 par due 9/2020)	9.15% (Libor + 8.00%/M)	12/19/2014	1.5	1.5	(2)(17)
		First lien senior secured loan ($3.1 par due 12/2018)	9.15% (Libor + 8.00%/M)	12/19/2014	3.1	3.1	(2)(17)
		Limited partnership interest (99.90% interest)		12/19/2014	1.0	2.2	(2)
					6.1	7.3
Hygiena Borrower LLC (22)	Adenosine triphosphate testing technology provider	Second lien senior secured loan ($10.7 par due 8/2023)	10.30% (Libor + 9.00%/Q)	2/27/2017	10.7	10.7	(2)(17)
		Second lien senior secured loan ($10.0 par due 8/2023)	10.30% (Libor + 9.00%/Q)	8/26/2016	10.0	10.0	(2)(17)
					20.7	20.7
Intermedix Corporation	Revenue cycle management provider to the emergency healthcare industry	Second lien senior secured loan ($112.0 par due 6/2020)	9.55% (Libor + 8.25%/Q)	12/27/2012	112.0	108.6	(2)(17)
Island Medical Management Holdings, LLC (22)	Provider of physician management services	First lien senior secured loan ($4.8 par due 9/2022)	6.68% (Libor + 5.50%/Q)	5/15/2017	4.8	4.7	(2)(17)
JDC Healthcare Management, LLC (22)	Dental services provider	First lien senior secured revolving loan ($0.4 par due 4/2022)	7.37% (Libor + 6.25%/Q)	4/10/2017	0.4	0.4	(2)(17)
		First lien senior secured loan ($33.0 par due 4/2023)	7.37% (Libor + 6.25%/Q)	4/10/2017	33.0	33.0	(2)(17)
					33.4	33.4
KBHS Acquisition, LLC (d/b/a Alita Care, LLC) (22)	Provider of behavioral health services	First lien senior secured revolving loan ($1.0 par due 3/2022)	6.00% (Libor + 5.00%/Q)	3/17/2017	1.0	1.0	(2)(17)
Key Surgical LLC (22)	Provider of sterile processing, operating room, and instrument care supplies for hospitals	First lien senior secured revolving loan ($0.9 par due 6/2022)	6.00% (Libor + 4.75%/Q)	6/1/2017	0.9	0.9	(2)(17)
		First lien senior secured loan ($7.4 par due 6/2023)	5.95% (Libor + 4.75%/Q)	6/1/2017	7.3	7.3	(2)(17)
		First lien senior secured loan ($17.2 par due 6/2023)	5.75% (Libor + 4.75%/Q)	6/1/2017	16.9	16.9	(2)(17)
					25.1	25.1
MC Acquisition Holdings I, LLC	Healthcare professional provider	Class A units (1,438,643 shares)		1/17/2014	1.5	1.1	(2)
MW Dental Holding Corp. (22)	Dental services provider	First lien senior secured revolving loan ($4.0 par due 4/2018)	9.00% (Libor + 7.50%/Q)	4/12/2011	4.0	4.0	(2)(17)
		First lien senior secured loan ($44.6 par due 4/2018)	9.00% (Libor + 7.50%/Q)	4/12/2011	44.6	44.6	(2)(17)

As of June 30, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($47.0 par due 4/2018)	9.00% (Libor + 7.50%/Q)	4/12/2011	47.0	47.0	(3)(17)
		First lien senior secured loan ($19.4 par due 4/2018)	9.00% (Libor + 7.50%/Q)	4/12/2011	19.4	19.4	(4)(17)
					115.0	115.0
My Health Direct, Inc.	Healthcare scheduling exchange software solution provider	Warrant to purchase up to 4,548 shares of Series D preferred stock (expires 9/2024)		9/18/2014	—	—	(2)
New Trident Holdcorp, Inc.	Outsourced mobile diagnostic healthcare service provider	Second lien senior secured loan ($80.0 par due 7/2020)	10.80% (Libor + 9.50%/Q)	8/6/2013	79.2	68.0	(2)(17)
NMSC Holdings, Inc. and ASP NAPA Holdings, LLC	Anesthesia management services provider	Second lien senior secured loan ($72.8 par due 10/2023)	11.30% (Libor + 10.00%/Q)	4/19/2016	72.8	69.2	(2)(17)
		Class A units (25,277 units)		4/19/2016	2.5	1.6	(2)
					75.3	70.8
Nodality, Inc.	Biotechnology company	First lien senior secured loan ($2.3 par due 8/2016)		11/12/2015	2.1	—	(2)(16)
		First lien senior secured loan ($10.9 par due 8/2016)		4/25/2014	9.7	—	(2)(16)
		Warrant to purchase up to 3,736,255 shares of common stock (expires 3/2026)		5/1/2016	—	—	(2)
					11.8	—
nThrive, Inc. (fka Precyse Acquisition Corp.)	Provider of healthcare information management technology and services	Second lien senior secured loan ($10.0 par due 4/2023)	10.98% (Libor + 9.75%/Q)	4/20/2016	9.7	10.0	(2)(17)
OmniSYS Acquisition Corporation, OmniSYS, LLC, and OSYS Holdings, LLC (22)	Provider of technology-enabled solutions to pharmacies	First lien senior secured loan ($5.9 par due 11/2018)	8.80% (Libor + 7.50%/Q)	11/21/2013	5.9	5.9	(4)(17)
		Limited liability company membership interest (1.57%)		11/21/2013	1.0	0.8	(2)
					6.9	6.7
Patterson Medical Supply, Inc.	Distributor of rehabilitation supplies and equipment	Second lien senior secured loan ($78.0 par due 8/2023)	9.73% (Libor + 8.50%/Q)	9/2/2015	76.3	76.4	(2)(17)
PerfectServe, Inc. (22)	Communications software platform provider for hospitals and physician practices	First lien senior secured loan ($16.0 par due 4/2021)	10.00% (Libor + 9.00%/M)	4/5/2017	14.7	16.0	(2)(17)
		Warrant to purchase up to 128,480 shares of Series C preferred stock (expires 4/2027)		4/5/2017	1.0	1.0	(2)
					15.7	17.0
PhyMED Management LLC	Provider of anesthesia services	Second lien senior secured loan ($47.2 par due 5/2021)	9.97% (Libor + 8.75%/Q)	12/18/2015	46.7	45.3	(2)(17)
Respicardia, Inc.	Developer of implantable therapies to improve cardiovascular health	Warrant to purchase up to 99,094 shares of Series C preferred stock (expires 6/2022)		6/28/2012	—	—	(2)
Sarnova HC, LLC, Tri-Anim Health Services, Inc., and BEMS Holdings, LLC	Distributor of emergency medical service and respiratory products	Second lien senior secured loan ($54.0 par due 7/2022)	10.73% (Libor + 9.50%/Q)	1/29/2016	54.0	54.0	(2)(17)
TerSera Therapeutics LLC	Acquirer and developer of specialty therapeutic pharmaceutical products	First lien senior secured revolving loan ($5.3 par due 3/2023)	6.55% (Libor + 5.25%/Q)	5/3/2017	5.2	5.2	(2)(17)
Transaction Data Systems, Inc.	Pharmacy management software provider	Second lien senior secured loan ($35.3 par due 6/2022)	10.15% (Libor + 9.00%/Q)	6/15/2015	35.3	35.3	(2)(17)
U.S. Anesthesia Partners, Inc.	Anesthesiology service provider	Second lien senior secured loan ($64.8 par due 6/2025)	8.47% (Libor + 7.25%/Q)	6/16/2017	63.8	63.8	(2)(17)
Urgent Cares of America Holdings I, LLC and FastMed Holdings I, LLC	Operator of urgent care clinics	First lien senior secured loan ($13.9 par due 12/2022)	9.23% (Libor + 6.00% Cash, 2.00% PIK/M)	12/1/2015	13.9	12.1	(2)(17)
		First lien senior secured loan ($54.3 par due 12/2022)	9.23% (Libor + 6.00% Cash, 2.00% PIK/M)	12/1/2015	54.2	47.2	(2)(17)

As of June 30, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Preferred units (7,696,613 units)		6/11/2015	7.7	4.5
		Series A common units (2,000,000 units)		6/11/2015	2.0	—
		Series C common units (1,026,866 units)		6/11/2015	—	—
					77.8	63.8
Vertice Pharma UK Parent Limited (9)	Manufacturer and distributor of generic pharmaceutical products	Preferred shares (40,662 shares)		12/21/2015	0.4	0.7
Young Innovations, Inc.	Dental supplies and equipment manufacturer	Second lien senior secured loan ($31.4 par due 7/2019)	10.55% (Libor + 9.25%/Q)	10/18/2016	31.4	31.4	(2)(17)
		Second lien senior secured loan ($55.0 par due 7/2019)	10.55% (Libor + 9.25%/Q)	5/30/2014	55.0	55.0	(2)(17)
					86.4	86.4
ZocDoc, Inc. (22)	Provider of medical care search facilities	First lien senior secured loan ($5.0 par due 4/2021)	10.65% (Libor + 9.50%/M)	4/7/2017	5.0	5.1	(2)(15)(17)
		First lien senior secured loan ($15.0 par due 4/2021)	10.65% (Libor + 9.50%/M)	4/7/2017	14.9	15.2	(5)(15)(17)
					19.9	20.3
					1,833.5	1,766.2		25.05%
Consumer Products
Badger Sportswear Acquisition, Inc.	Provider of team uniforms and athletic wear	Second lien senior secured loan ($50.0 par due 3/2024)	10.16% (Libor + 9.00%/Q)	9/6/2016	49.8	50.0	(2)(17)
Bellotto Holdings Limited (8)(9)	Manufacturer and retailer of blinds and curtains	Preferred stock (7,300,610 shares)		1/3/2017	41.6	53.2
		Preferred stock (1,235,064 shares)		1/3/2017	2.3	2.9
		Common stock (488,542 shares)		1/3/2017	27.1	34.7
		Class A common stock (2,208,468 shares)		1/3/2017	122.6	157.1
					193.6	247.9
BRG Sports, Inc.	Designer, manufacturer and licensor of branded sporting goods	Preferred stock (2,009 shares)		1/3/2017	—	—
		Common stock (6,566,655 shares)		1/3/2017	—	—
					—	—
Feradyne Outdoors, LLC and Bowhunter Holdings, LLC	Provider of branded archery and bowhunting accessories	Common units (421 units)		4/24/2014	4.2	2.7	(2)
Implus Footcare, LLC	Provider of footwear and other accessories	First lien senior secured loan ($15.1 par due 4/2021)	8.04% (Libor + 6.75%/Q)	6/1/2017	15.1	15.1	(2)(17)
		First lien senior secured loan ($100.6 par due 4/2021)	8.05% (Libor + 6.75%/Q)	6/1/2017	100.6	100.6	(2)(17)
					115.7	115.7
Indra Holdings Corp.	Designer, marketer, and distributor of rain and cold weather products	Second lien senior secured loan ($80.0 par due 11/2021)	8.67% (Libor + 7.50%/Q)	5/1/2014	79.2	55.8	(2)(17)
Plantation Products, LLC, Seed Holdings, Inc. and Flora Parent, Inc.	Provider of branded lawn and garden products	Second lien senior secured loan ($2.0 par due 6/2021)	9.22% (Libor + 7.99%/Q)	12/23/2014	2.0	2.0	(2)(17)
		Second lien senior secured loan ($54.0 par due 6/2021)	9.22% (Libor + 7.99%/Q)	12/23/2014	53.7	54.0	(3)(17)
		Second lien senior secured loan ($10.0 par due 6/2021)	9.22% (Libor + 7.99%/Q)	12/23/2014	10.0	10.0	(4)(17)
		Common stock (30,000 shares)		12/23/2014	3.0	5.3	(2)
					68.7	71.3
Rug Doctor, LLC and RD Holdco Inc. (8)	Manufacturer and marketer of carpet cleaning machines	Second lien senior secured loan ($16.9 par due 12/2018)	11.25% (Libor + 9.75%/Q)	1/3/2017	16.9	16.9	(2)(17)
		Common stock (458,596 shares)		1/3/2017	14.0	8.7

As of June 30, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Warrant to purchase up to 56,372 shares of common stock (expires 12/2023)		1/3/2017	—	—
					30.9	25.6
S Toys Holdings LLC (fka The Step2 Company, LLC) (8)	Toy manufacturer	Common units (1,116,879 units)		4/1/2011	—	0.5
		Class B common units (126,278,000 units)		10/30/2014	—	—	(2)
		Warrant to purchase up to 3,157,895 units		4/1/2010	—	—
					—	0.5
SHO Holding I Corporation	Manufacturer and distributor of slip resistant footwear	Second lien senior secured loan ($100.0 par due 4/2023)	9.73% (Libor + 8.50%/Q)	10/27/2015	98.0	97.0	(2)(17)
Shock Doctor, Inc. and Shock Doctor Holdings, LLC (7)	Developer, marketer and distributor of sports protection equipment and accessories	Second lien senior secured loan ($89.4 par due 10/2021)	11.60% (Libor + 10.50%/Q)	4/22/2015	89.3	86.7	(2)(17)
		Class A preferred units (50,000 units)		3/14/2014	5.0	3.2	(2)
		Class C preferred units (50,000 units)		4/22/2015	5.0	3.2	(2)
					99.3	93.1
Varsity Brands Holding Co., Inc., Hercules Achievement, Inc., Hercules Achievement Holdings, Inc. and Hercules VB Holdings, Inc.	Leading manufacturer and distributor of textiles, apparel & luxury goods	Second lien senior secured loan ($25.0 par due 12/2022)	9.83% (Libor + 8.75%/Q)	10/28/2016	25.0	25.0	(2)(17)
		Second lien senior secured loan ($1.6 par due 12/2022)	9.98% (Libor + 8.75%/Q)	12/11/2014	1.6	1.6	(2)(17)
		Second lien senior secured loan ($54.0 par due 12/2022)	9.98% (Libor + 8.75%/Q)	12/11/2014	53.6	54.0	(3)(17)
		Second lien senior secured loan ($91.7 par due 12/2022)	9.98% (Libor + 8.75%/Q)	12/11/2014	91.1	91.7	(2)(17)
		Common stock (3,353,370 shares)		12/11/2014	3.4	4.7	(2)
		Common stock (3,353,371 shares)		12/11/2014	4.1	4.7	(2)
					178.8	181.7
Wonder Holdings Acquisition Corp.	Developer and marketer of OTC healthcare products	Warrant to purchase up to 1,654,678 shares of common stock (expires 6/2021)		7/27/2011	—	0.4	(2)
Woodstream Group, Inc. and Woodstream Corporation (22)	Pet products manufacturer	First lien senior secured loan ($8.2 par due 5/2022)	7.53% (Libor + 6.25%/Q)	6/21/2017	8.2	8.2	(2)(17)
					926.4	949.9		13.47%
Other Services
American Residential Services L.L.C.	Heating, ventilation and air conditioning services provider	Second lien senior secured loan ($67.0 par due 12/2022)	9.23% (Libor + 8.00%/Q)	6/30/2014	66.7	67.0	(2)(17)
Associated Asphalt Partners, LLC	Provider of asphalt terminalling, storage and distribution	First lien senior secured loan ($4.3 par due 4/2024)	6.48% (Libor + 5.25%/Q)	3/30/2017	4.3	4.3	(2)(17)
Champion Parent Corporation and Calera XVI, LLC (8)(22)	Endurance sports media and event operator	First lien senior secured revolving loan ($0.1 par due 11/2018)		11/30/2012	0.1	0.1	(2)(16)
		First lien senior secured loan ($0.9 par due 11/2018)		11/30/2012	0.9	0.9	(2)(16)
		Preferred shares (18,875 shares)		3/25/2016	—	—	(2)
		Membership units (2,522,512 units)		11/30/2012	—	—	(2)
		Common shares (114,000 shares)		3/25/2016	—	—	(2)
					1.0	1.0
Crown Health Care Laundry Services, LLC and Crown Laundry Holdings, LLC (7)(22)	Provider of outsourced healthcare linen management solutions	First lien senior secured revolving loan	-	3/13/2014	—	—	(2)(20)

As of June 30, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($5.8 par due 12/2021)	7.48% (Libor + 6.25%/Q)	3/13/2014	5.8	5.8	(2)(17)
		First lien senior secured loan ($5.2 par due 12/2021)	7.48% (Libor + 6.25%/Q)	3/13/2014	5.2	5.2	(3)(17)
		First lien senior secured loan ($2.0 par due 12/2021)	7.46% (Libor + 6.25%/Q)	4/6/2017	2.0	2.0	(2)(17)
		Class A preferred units (2,475,000 units)		3/13/2014	2.5	3.4	(2)
		Class B common units (275,000 units)		3/13/2014	0.3	0.4	(2)
					15.8	16.8
CST Buyer Company (d/b/a Intoxalock) (22)	Provider of ignition interlock devices	First lien senior secured loan ($14.8 par due 3/2023)	7.61% (Libor + 6.25%/Q)	3/1/2017	14.5	14.7	(2)(17)
Dwyer Acquisition Parent, Inc. and TDG Group Holding Company	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan ($23.5 par due 2/2020)	11.00%	5/1/2017	23.5	23.5	(2)
		Senior subordinated loan ($31.5 par due 2/2020)	11.00%	6/12/2015	31.5	31.5	(2)
		Senior subordinated loan ($52.7 par due 2/2020)	11.00%	8/15/2014	52.7	52.7	(2)
		Common stock (32,843 shares)		8/15/2014	2.2	4.7	(2)
					109.9	112.4
Massage Envy, LLC and ME Equity LLC (22)	Franchisor in the massage industry	First lien senior secured revolving loan ($1.5 par due 9/2020)	7.97% (Libor + 6.75%/Q)	6/28/2017	1.5	1.5	(2)(17)
		First lien senior secured loan ($1.0 par due 9/2020)	7.97% (Libor + 6.75%/Q)	4/12/2017	1.0	1.0	(2)(17)
		First lien senior secured loan ($0.1 par due 9/2020)	8.00% (Libor + 6.75%/Q)	4/12/2017	0.1	0.1	(2)(17)
		First lien senior secured loan ($38.7 par due 9/2020)	8.05% (Libor + 6.75%/Q)	9/27/2012	38.7	38.7	(3)(17)
		First lien senior secured loan ($18.8 par due 9/2020)	8.05% (Libor + 6.75%/Q)	9/27/2012	18.8	18.8	(4)(17)
		Common stock (3,000,000 shares)		9/27/2012	3.0	3.8	(2)
					63.1	63.9
McKenzie Sports Products, LLC (22)	Designer, manufacturer and distributor of hunting-related supplies	First lien senior secured loan ($0.8 par due 9/2020)	4.98% (Libor + 3.75%/Q)	9/18/2014	0.8	0.8	(3)(13)(17)
		First lien senior secured loan ($4.7 par due 9/2020)	5.05% (Libor + 3.75%/Q)	9/18/2014	4.7	4.7	(3)(13)(17)
		First lien senior secured loan ($84.5 par due 9/2020)	9.26% (Libor + 8.26%/Q)	9/18/2014	84.5	83.7	(3)(13)(17)
					90.0	89.2
OpenSky Project, Inc. and OSP Holdings, Inc.	Social commerce platform operator	Warrant to purchase up to 159,496 shares of Series D preferred stock (expires 4/2025)		6/29/2015	—	—	(2)
Osmose Utilities Services, Inc. (22)	Provider of structural integrity management services to transmission and distribution infrastructure	Second lien senior secured loan ($34.0 par due 8/2023)	9.05% (Libor + 7.75%/Q)	1/3/2017	33.3	34.0	(2)(17)
		Second lien senior secured loan ($25.0 par due 8/2023)	9.05% (Libor + 7.75%/Q)	9/3/2015	24.7	25.0	(2)(17)
					58.0	59.0
SocialFlow, Inc.	Social media optimization platform provider	First lien senior secured loan ($3.5 par due 8/2019)	9.55% (Libor + 8.50%/M)	1/29/2016	3.4	3.5	(5)(17)
		Warrant to purchase up to 215,331 shares of Series C preferred stock (expires 1/2026)		1/13/2016	—	—	(5)
					3.4	3.5
SoundCloud Limited (9)(22)	Platform for receiving, sending, and distributing music	First lien senior secured loan ($27.5 par due 9/2020)	11.72% (Libor + 10.50%/M)	3/15/2017	26.4	27.5	(2)(17)

As of June 30, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($2.5 par due 9/2020)	11.72% (Libor + 10.50%/M)	5/19/2017	2.4	2.5	(2)(17)
		Warrant to purchase up to 13,165 shares of Series E preferred stock (expires 3/2027)		3/15/2017	0.4	0.1	(2)
					29.2	30.1
Spin HoldCo Inc.	Laundry service and equipment provider	Second lien senior secured loan ($175.0 par due 5/2023)	8.75% (Libor + 7.75%/Q)	6/23/2017	175.0	175.0	(2)(17)
Tyden Cayman Holdings Corp. (9)	Producer and marketer of global cargo security, product identification and traceability products and utility meter products	Preferred stock (46,276 shares)		1/3/2017	0.4	0.4
		Common stock (5,521,203 shares)		1/3/2017	2.0	2.0
					2.4	2.4
U.S. Security Associates Holdings, Inc	Security guard service provider	Second lien senior secured loan ($25.0 par due 7/2018)	11.00%	11/24/2015	25.0	25.0	(2)
WASH Multifamily Acquisition Inc. and Coinamatic Canada Inc.	Laundry service and equipment provider	Second lien senior secured loan ($3.7 par due 5/2023)	8.23% (Libor + 7.00%/Q)	5/14/2015	3.7	3.7	(2)(17)
		Second lien senior secured loan ($21.3 par due 5/2023)	8.23% (Libor + 7.00%/Q)	5/14/2015	21.0	21.1	(2)(17)
					24.7	24.8
Wrench Group LLC	Provider of essential home services to residential customers	First lien senior secured loan ($4.0 par due 3/2022)	6.55% (Libor + 5.25%/Q)	1/31/2017	4.0	4.0	(2)(17)
					687.0	693.1		9.83%
Financial Services
AllBridge Financial, LLC (8)	Asset management services	Equity interests		4/1/2010	—	—
Callidus Capital Corporation (8)	Asset management services	Common stock (100 shares)		4/1/2010	3.0	1.7
Ciena Capital LLC (8)(22)	Real estate and small business loan servicer	First lien senior secured revolving loan ($14.0 par due 12/2017)	6.00%	11/29/2010	14.0	14.0	(2)
		Equity interests		11/29/2010	35.0	26.5	(2)
					49.0	40.5
Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($28.0 par due 8/2022)	11.00% (Libor + 9.75%/Q)	5/10/2012	28.0	28.0	(2)(17)
Financial Asset Management Systems, Inc. and FAMS Holdings, Inc. (7)	Debt collection services provider	Common stock (180 shares)		1/11/2017	—	—	(2)
Gordian Group, LLC	Provider of products, services and software to organizations pursuing efficient and effective procurement and information solutions	Common stock (526 shares)		11/30/2012	—	—	(2)
Imperial Capital Group LLC	Investment services	Class A common units (29,811 units)		5/10/2007	7.2	11.5	(2)
		2006 Class B common units (9,767 units)		5/10/2007	—	—	(2)
		2007 Class B common units (1,218 units)		5/10/2007	—	—	(2)
					7.2	11.5
Ivy Hill Asset Management, L.P. (8)(10)	Asset management services	Member interest (100.00% interest)		6/15/2009	244.0	304.7
Javlin Three LLC, Javlin Four LLC, and Javlin Five LLC (10)	Asset-backed financial services company	First lien senior secured loan ($21.5 par due 6/2017)	11.05% (Libor + 10.00%/Q)	6/24/2014	21.5	18.3	(2)
LSQ Funding Group, L.C. and LM LSQ Investors LLC (10)	Asset based lender	Senior subordinated loan ($3.0 par due 6/2021)	10.50%	6/15/2017	3.0	3.0	(2)
		Senior subordinated loan ($27.0 par due 6/2021)	10.50%	6/25/2015	27.0	27.0	(2)

As of June 30, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Membership units (3,275,000 units)		6/25/2015	3.3	3.8
					33.3	33.8
					386.0	438.5		6.22%
Restaurants and Food Services
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc. (8)	Restaurant owner and operator	First lien senior secured loan ($3.4 par due 12/2018)	19.25% PIK (Libor + 18.00%/Q)	12/22/2016	3.4	3.4	(2)(17)
		First lien senior secured loan ($44.5 par due 12/2018)		11/27/2006	39.9	11.3	(2)(16)
		Promissory note ($27.4 par due 12/2023)		11/27/2006	13.8	—	(2)
		Warrant to purchase up to 0.95 units of Series D common stock (expires 12/2023)		12/18/2013	—	—	(2)
					57.1	14.7
Benihana, Inc. (22)	Restaurant owner and operator	First lien senior secured revolving loan ($0.7 par due 7/2018)	10.00% (Base Rate + 5.75%/Q)	8/21/2012	0.7	0.7	(2)(17)(21)
		First lien senior secured revolving loan ($0.8 par due 7/2018)	8.30% (Libor + 7.00%/Q)	8/21/2012	0.8	0.8	(2)(17)(21)
		First lien senior secured loan ($0.3 par due 1/2019)	8.25% (Libor + 7.00%/Q)	12/28/2016	0.3	0.3	(2)(17)
		First lien senior secured loan ($4.8 par due 1/2019)	8.25% (Libor + 7.00%/Q)	8/21/2012	4.8	4.6	(4)(17)
					6.6	6.4
Cozzini Bros., Inc. and BH-Sharp Holdings LP (22)	Provider of commercial knife sharpening and cutlery services in the restaurant industry	First lien senior secured revolving loan ($1.0 par due 3/2023)	6.62% (Libor + 5.50%/Q)	3/10/2017	1.0	1.0	(2)(17)
		First lien senior secured loan ($17.8 par due 3/2023)	6.62% (Libor + 5.50%/Q)	3/10/2017	17.8	17.6	(2)(17)
		First lien senior secured loan ($4.6 par due 3/2023)	6.62% (Libor + 5.50%/Q)	3/10/2017	4.6	4.6	(4)(17)
		Common units (2,950,000 units)		3/10/2017	3.0	2.8	(2)
					26.4	26.0
DineInFresh, Inc.	Meal-delivery provider	First lien senior secured loan ($3.3 par due 7/2018)	10.02% (Libor + 8.75%/M)	12/19/2014	3.2	3.3	(2)(17)
		Warrant to purchase up to 143,079 shares of Series A preferred stock (expires 12/2024)		12/19/2014	—	—	(2)
					3.2	3.3
Garden Fresh Restaurant Corp. and GFRC Holdings LLC (8)(22)	Restaurant owner and operator	First lien senior secured revolving loan ($1.4 par due 2/2022)	10.50% (Libor + 9.00%/Q)	4/26/2017	1.4	1.4	(2)(17)(21)
		First lien senior secured loan ($40.1 par due 2/2022)	10.50% (Libor + 9.00%/Q)	10/3/2013	40.1	40.1	(2)(17)
		Class A units (42,433,125 shares)		2/1/2017	—	1.2	(2)
					41.5	42.7
Global Franchise Group, LLC and GFG Intermediate Holding, Inc.	Worldwide franchisor of quick service restaurants	First lien senior secured loan ($58.7 par due 12/2019)	10.45% (Libor + 9.15%/Q)	12/18/2014	58.7	58.7	(3)(17)
Heritage Food Service Group, Inc. and WCI-HFG Holdings, LLC	Distributor of repair and replacement parts for commercial kitchen equipment	Second lien senior secured loan ($31.6 par due 10/2022)	9.80% (Libor + 8.50%/Q)	10/20/2015	31.6	31.6	(2)(17)
		Preferred units (3,000,000 units)		10/20/2015	3.0	3.5	(2)
					34.6	35.1
Orion Foods, LLC (8)	Convenience food service retailer	First lien senior secured loan ($1.2 par due 9/2015)		4/1/2010	1.2	0.5	(2)(16)
		Second lien senior secured loan ($19.4 par due 9/2015)		4/1/2010	—	—	(2)(16)
		Preferred units (10,000 units)		10/28/2010	—	—	(2)

As of June 30, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Class A common units (25,001 units)		4/1/2010	—	—	(2)
		Class B common units (1,122,452 units)		4/1/2010	—	—	(2)
					1.2	0.5
OTG Management, LLC (22)	Airport restaurant operator	First lien senior secured loan ($4.9 par due 8/2021)	9.70% (Libor + 8.50%/Q)	8/26/2016	4.9	4.9	(2)(17)
		First lien senior secured loan ($1.6 par due 8/2021)	9.74% (Libor + 8.50%/Q)	8/26/2016	1.6	1.6	(2)(17)
		First lien senior secured loan ($97.8 par due 8/2021)	9.70% (Libor + 8.50%/Q)	8/26/2016	97.8	97.8	(3)(17)
		Senior subordinated loan ($23.2 par due 2/2022)	17.50%	8/26/2016	23.0	23.2	(2)
		Class A preferred units (3,000,000 units)		8/26/2016	30.0	32.4	(2)
		Common units (3,000,000 units)		1/5/2011	3.0	9.6	(2)
		Warrant to purchase up to 7.73% of common units (expires 6/2018)		6/19/2008	0.1	21.1	(2)
		Warrant to purchase 0.60% of the common units deemed outstanding (expires 12/2018)		8/29/2016	—	—	(2)
					160.4	190.6
Restaurant Holding Company, LLC	Fast food restaurant operator	First lien senior secured loan ($33.8 par due 2/2019)	8.98% (Libor + 7.75%/Q)	3/13/2014	33.7	33.1	(3)(17)
Restaurant Technologies, Inc. (22)	Provider of bulk cooking oil management services to the restaurant and fast food service industries	First lien senior secured revolving loan ($0.2 par due 11/2021)	8.25% (Base Rate + 4.00%/Q)	11/23/2016	0.2	0.2	(2)(17)(21)
		First lien senior secured revolving loan ($1.3 par due 11/2021)	8.25% (Base Rate + 4.00%/Q)	11/23/2016	1.3	1.3	(2)(17)(21)
					1.5	1.5
					424.9	412.6		5.85%
Power Generation
Alphabet Energy, Inc.	Technology developer to convert waste-heat into electricity	First lien senior secured loan ($3.4 par due 8/2017)		12/16/2013	3.3	2.4	(2)(16)
		Series 1B preferred stock (12,976 shares)		6/21/2016	0.2	—	(2)
		Warrant to purchase up to 125,000 shares of Series 2 preferred stock (expires 12/2023)		6/30/2016	0.1	—	(2)
					3.6	2.4
CPV Maryland Holding Company II, LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($45.0 par due 12/2020)	5.00% Cash, 5.00% PIK	8/8/2014	45.0	41.6	(2)
		Warrant to purchase up to 4 units of common stock (expires 8/2018)		8/8/2014	—	—	(2)(20)
					45.0	41.6
DESRI VI Management Holdings, LLC	Wind power generation facility operator	Senior subordinated loan ($13.9 par due 12/2021)	10.00%	12/24/2014	13.9	13.9	(2)
Green Energy Partners, Stonewall LLC and Panda Stonewall Intermediate Holdings II LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($25.0 par due 11/2021)	6.80% (Libor + 5.50%/Q)	11/13/2014	24.8	23.4	(2)(17)
		Senior subordinated loan ($20.1 par due 12/2021)	8.00% Cash, 5.25% PIK	11/13/2014	20.1	18.8	(2)
		Senior subordinated loan ($93.8 par due 12/2021)	8.00% Cash, 5.25% PIK	11/13/2014	93.8	87.9	(2)
					138.7	130.1
Joule Unlimited Technologies, Inc. and Stichting Joule Global Foundation	Renewable fuel and chemical production developer	First lien senior secured loan ($8.5 par due 10/2018)		3/31/2015	8.1	1.4	(2)(16)

As of June 30, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Warrant to purchase up to 32,051 shares of Series C-2 preferred stock (expires 7/2023)		7/25/2013	—	—	(2)(9)
					8.1	1.4
La Paloma Generating Company, LLC	Natural gas fired, combined cycle plant operator	Second lien senior secured loan ($10.0 par due 2/2020)		2/20/2014	8.8	—	(2)(16)
Moxie Patriot LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($34.1 par due 12/2020)	7.05% (Libor + 5.75%/Q)	12/19/2013	33.9	31.9	(2)(17)
Noonan Acquisition Company, LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($19.1 par due 10/2017)	10.25% PIK	7/22/2016	19.1	19.1	(2)
Panda Liberty LLC (fka Moxie Liberty LLC)	Gas turbine power generation facilities operator	First lien senior secured loan ($5.0 par due 8/2020)	7.80% (Libor + 6.50%/Q)	5/8/2017	4.6	4.7	(2)(17)
		First lien senior secured loan ($34.5 par due 8/2020)	7.80% (Libor + 6.50%/Q)	8/21/2013	34.3	32.3	(2)(17)
					38.9	37.0
Panda Temple Power II, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($19.7 par due 4/2019)	7.30% (Libor + 6.00%/Q)	4/3/2013	19.6	17.7	(2)(17)
Panda Temple Power, LLC	Gas turbine power generation facilities operator	First lien senior secured revolving loan ($2.3 par due 4/2018)	12.25% (Base Rate + 8.00%/Q)	4/28/2017	2.3	2.3	(2)(17)
		First lien senior secured loan ($24.8 par due 3/2022)		3/6/2015	23.6	17.9	(2)(16)
					25.9	20.2
PERC Holdings 1 LLC	Operator of recycled energy, combined heat and power, and energy efficiency facilities	Class B common units (21,653,543 units)		10/20/2014	21.7	30.8	(2)
Riverview Power LLC	Operator of natural gas and oil fired power generation facilities	First lien senior secured loan ($63.6 par due 12/2022)	9.55% (Libor + 8.25%/Q)	12/29/2016	63.6	63.6	(2)(17)
					440.8	409.7		5.81%
Manufacturing
Chariot Acquisition, LLC (22)	Aftermarket golf cart parts and accessories	First lien senior secured loan ($18.8 par due 9/2021)	7.50% (Libor + 6.25%/Q)	1/3/2017	18.6	18.2	(3)(17)
		First lien senior secured loan ($9.6 par due 9/2021)	7.50% (Libor + 6.25%/Q)	1/3/2017	9.5	9.3	(4)(17)
					28.1	27.5
Component Hardware Group, Inc. (22)	Commercial equipment	First lien senior secured revolving loan ($1.9 par due 7/2019)	5.50% (Libor + 4.50%/Q)	7/1/2013	1.9	1.9	(2)(17)
		First lien senior secured loan ($7.9 par due 7/2019)	5.80% (Libor + 4.50%/Q)	7/1/2013	7.9	7.9	(4)(17)
					9.8	9.8
Dorner Holding Corp. (22)	Manufacturer of precision unit conveyors	First lien senior secured revolving loan ($1.0 par due 3/2022)	9.00% (Base Rate + 4.75%/Q)	3/15/2017	1.0	1.0	(2)(17)
		First lien senior secured revolving loan ($0.5 par due 3/2022)	7.05% (Libor + 5.75%/Q)	3/15/2017	0.5	0.5	(2)(17)
		First lien senior secured loan ($7.4 par due 3/2023)	7.05% (Libor + 5.75%/Q)	3/15/2017	7.4	7.4	(2)(17)
					8.9	8.9
ETG Holdings, Inc. (8)	Industrial woven products	Common stock (3,000 shares)		1/3/2017	—	—
Foamex Innovations, Inc.	Advanced polymer foam products	Series A common stock (2,708 shares)		1/3/2017	—	—
		Series B common stock (455 shares)		1/3/2017	—	—
					—	—
Harvey Tool Company, LLC and Harvey Tool Holding, LLC (22)	Cutting tool provider to the metalworking industry	First lien senior secured revolving loan	-	8/13/2015	—	—	(2)(20)

As of June 30, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Senior subordinated loan ($28.3 par due 9/2020)	11.00%	8/13/2015	28.3	28.3	(2)
		Class A membership units (851 units)		3/28/2014	0.9	2.0	(2)
					29.2	30.3
Ioxus, Inc (7)	Energy storage devices	First lien senior secured loan ($0.7 par due 12/2019)		4/29/2014	0.7	0.7	(2)(15)
		First lien senior secured loan ($10.2 par due 12/2019)	12.00% PIK	4/29/2014	10.0	10.4	(2)(15)
		Series CC preferred stock (67,330,609 shares)		1/27/2017	0.7	—	(2)
		Warrant to purchase up to 1,210,235 shares of Series BB preferred stock (expires 8/2026)		1/28/2016	—	—	(2)
		Warrant to purchase up to 336,653,045 shares of Series CC preferred stock (expires 1/2027)		1/27/2017	—	—	(2)
		Warrant to purchase up to 3,038,730 shares of common stock (expires 1/2026)		1/28/2016	—	—	(2)
					11.4	11.1
KPS Global LLC	Walk-in cooler and freezer systems	First lien senior secured loan ($3.0 par due 4/2022)	3.65% (Libor + 2.50%/Q)	4/5/2017	3.0	3.0	(2)(17)
		First lien senior secured loan ($16.6 par due 4/2022)	8.54% (Libor + 7.39%/Q)	4/5/2017	16.6	16.6	(2)(17)
		First lien senior secured loan ($7.2 par due 4/2022)	8.54% (Libor + 7.39%/Q)	4/5/2017	7.2	7.2	(4)(17)
					26.8	26.8
MacLean-Fogg Company and MacLean-Fogg Holdings, L.L.C.	Manufacturer and supplier for the power utility and automotive markets worldwide	Senior subordinated loan ($101.4 par due 10/2025)	10.50% Cash, 3.00% PIK	10/31/2013	101.4	101.4	(2)
		Preferred units (70,183 units)	4.50% Cash, 9.25% PIK	10/9/2015	74.8	74.8
					176.2	176.2
Niagara Fiber Intermediate Corp. (22)	Insoluble fiber filler products	First lien senior secured revolving loan ($1.9 par due 5/2018)		5/8/2014	1.8	1.1	(2)(16)
		First lien senior secured loan ($1.3 par due 5/2018)		5/8/2014	1.2	0.7	(2)(16)
		First lien senior secured loan ($12.1 par due 5/2018)		5/8/2014	11.3	7.1	(2)(16)
					14.3	8.9
Nordco Inc. (22)	Railroad maintenance-of-way machinery	First lien senior secured revolving loan	-	8/26/2015	—	—	(2)(20)
Pelican Products, Inc.	Flashlights	Second lien senior secured loan ($40.0 par due 4/2021)	9.55% (Libor + 8.25%/Q)	4/11/2014	40.0	38.0	(2)(17)
Saw Mill PCG Partners LLC	Metal precision engineered components	Common units (1,000 units)		1/30/2007	1.0	—	(2)
SI Holdings, Inc.	Elastomeric parts, mid-sized composite structures, and composite tooling	Common stock (1,500 shares)		5/30/2014	1.5	1.5	(2)
Sonny's Enterprises, LLC (22)	Manufacturer and supplier of car wash equipment, parts and supplies to the conveyorized car wash market	First lien senior secured loan ($0.4 par due 12/2022)	6.05% (Libor + 4.75%/Q)	6/1/2017	0.4	0.4	(2)(17)
		First lien senior secured loan ($0.2 par due 12/2022)	6.05% (Libor + 4.75%/Q)	5/3/2017	0.2	0.2	(2)(17)
					0.6	0.6
TPTM Merger Corp. (22)	Time temperature indicator products	First lien senior secured revolving loan ($0.8 par due 9/2018)	7.66% (Libor + 6.50%/Q)	9/12/2013	0.8	0.8	(2)(17)
		First lien senior secured revolving loan ($0.5 par due 9/2018)	7.67% (Libor + 6.50%/Q)	9/12/2013	0.5	0.5	(2)(17)

As of June 30, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($10.5 par due 9/2018)	9.67% (Libor + 8.67%/Q)	9/12/2013	10.5	10.5	(3)(17)
		First lien senior secured loan ($6.2 par due 9/2018)	9.67% (Libor + 8.67%/Q)	9/12/2013	6.2	6.2	(4)(17)
		First lien senior secured loan ($6.5 par due 9/2018)	9.97% (Libor + 8.67%/Q)	9/12/2013	6.5	6.5	(3)(17)
		First lien senior secured loan ($3.8 par due 9/2018)	9.97% (Libor + 8.67%/Q)	9/12/2013	3.8	3.8	(4)(17)
					28.3	28.3
WP CPP Holdings, LLC	Precision engineered castings	Second lien senior secured loan ($19.7 par due 4/2021)	8.92% (Libor + 7.75%/Q)	1/3/2017	18.8	18.3	(2)(17)
					394.9	386.2		5.48%
Food and Beverage
American Seafoods Group LLC and American Seafoods Partners LLC (22)	Harvester and processor of seafood	First lien senior secured revolving loan ($0.5 par due 8/2021)	8.25% (Base Rate + 4.00%/Q)	8/19/2015	0.5	0.5	(2)(17)
		First lien senior secured loan ($6.6 par due 8/2021)	6.23% (Libor + 5.00%/Q)	8/19/2015	6.6	6.6	(4)(17)
		First lien senior secured loan ($0.1 par due 8/2021)	8.25% (Base Rate + 4.00%/Q)	8/19/2015	0.1	0.1	(4)(17)
		Second lien senior secured loan ($55.0 par due 2/2022)	10.23% (Libor + 9.00%/Q)	8/19/2015	55.0	55.0	(2)(17)
		Class A units (77,922 units)		8/19/2015	0.1	0.1	(2)
		Warrant to purchase up to 7,422,078 Class A units (expires 8/2035)		8/19/2015	7.4	11.3	(2)
					69.7	73.6
Eagle Family Foods Group LLC	Manufacturer and producer of milk products	First lien senior secured loan ($21.6 par due 12/2021)	10.35% (Libor + 9.05%/Q)	8/22/2016	21.6	21.2	(3)(17)
		First lien senior secured loan ($54.8 par due 12/2021)	10.35% (Libor + 9.05%/Q)	12/31/2015	54.5	53.7	(3)(17)
					76.1	74.9
Edward Don & Company, LLC and VCP-EDC Co-Invest, LLC	Distributor of foodservice equipment and supplies	First lien senior secured loan ($47.9 par due 9/2022)	9.66% (Libor + 8.50%/Q)	3/31/2017	47.9	47.9	(2)(17)
		Membership units (2,970,000 units)		6/9/2017	3.0	3.0	(2)
					50.9	50.9
FPI Holding Corporation (8)	Distributor of fruits	First lien senior secured loan ($0.6 par due 6/2018)		1/3/2017	0.4	0.6	(16)
GF Parent LLC	Producer of low-acid, aseptic food and beverage products	Class A preferred units (2,940 units)		5/13/2015	2.9	2.1	(2)
		Class A common units (60,000 units)		5/13/2015	0.1	—	(2)
					3.0	2.1
JWC/KI Holdings, LLC	Foodservice sales and marketing agency	Membership units (5,000 units)		11/16/2015	5.0	4.7	(2)
Kettle Cuisine, LLC	Manufacturer of fresh refrigerated and frozen food products	Second lien senior secured loan ($28.5 par due 2/2022)	10.84% (Libor + 9.75%/Q)	8/21/2015	28.5	28.5	(2)(17)
NECCO Holdings, Inc. (8)(22)	Producer and supplier of candy	First lien senior secured revolving loan ($16.5 par due 11/2017)		1/3/2017	5.3	4.6	(16)
		First lien senior secured loan ($9.9 par due 11/2017)		1/3/2017	0.9	1.2	(16)
		Common stock (860,189 shares)		1/3/2017	—	—
					6.2	5.8
RF HP SCF Investor, LLC	Branded specialty food company	Membership interest (10.08% interest)		12/22/2016	12.5	12.9	(2)

As of June 30, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Teasdale Foods, Inc. (22)	Provider of private label and branded food products to the retail, foodservice and wholesale channels	First lien senior secured loan ($1.2 par due 10/2020)	9.91% (Libor + 8.75%/Q)	6/30/2017	1.2	1.2	(2)(17)
		Second lien senior secured loan ($33.6 par due 10/2021)	10.05% (Libor + 8.75%/Q)	1/3/2017	33.6	33.6	(2)(17)
		Second lien senior secured loan ($21.3 par due 10/2021)	9.91% (Libor + 8.75%/Q)	1/3/2017	21.3	21.3	(2)(17)
		Second lien senior secured loan ($31.5 par due 10/2021)	9.92% (Libor + 8.75%/Q)	1/3/2017	31.5	31.5	(2)(17)
					87.6	87.6
					339.9	341.6		4.85%
Education
Campus Management Acquisition Corp. (7)	Education software developer	Preferred stock (485,159 shares)		2/8/2008	10.5	10.2	(2)
Excelligence Holdings Corp.	Developer, manufacturer and retailer of educational products	First lien senior secured loan ($13.0 par due 4/2023)	7.21% (Libor + 6.00%/Q)	4/17/2017	13.0	12.9	(2)(17)
Infilaw Holding, LLC (22)	Operator of for-profit law schools	First lien senior secured revolving loan ($6.0 par due 2/2018)		8/25/2011	6.0	2.5	(2)(16)(21)
		Series A preferred units (1.248899 units)		8/25/2011	128.1	—	(2)(16)
		Series A-1 preferred units (0.025463 units)		7/29/2016	2.5	—	(2)
		Series B preferred units (0.391467 units)		10/19/2012	9.2	—	(2)
					145.8	2.5
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc. (22)	Private school operator	First lien senior secured revolving loan ($12.0 par due 5/2018)	12.25% (Base Rate + 8.00%/Q)	5/18/2017	12.0	12.0	(2)(17)
		First lien senior secured loan ($3.0 par due 12/2018)	10.50% (Libor + 9.00%/Q)	10/31/2015	3.0	3.0	(2)(17)
		Series B preferred stock (1,750,000 shares)		8/5/2010	5.0	—	(2)
		Series C preferred stock (2,512,586 shares)		6/7/2010	0.7	—	(2)
		Senior preferred series A-1 shares (163,902 shares)		10/31/2015	119.4	47.0	(2)
		Common stock (20 shares)		6/7/2010	—	—	(2)
					140.1	62.0
Lakeland Tours, LLC (22)	Educational travel provider	First lien senior secured revolving loan ($1.6 par due 2/2022)	6.04% (Libor + 4.75%/M)	2/10/2016	1.6	1.6	(2)(17)(21)
		First lien senior secured loan ($5.0 par due 2/2022)	5.87% (Libor + 4.75%/Q)	2/10/2016	4.9	5.0	(2)(17)
		First lien senior secured loan ($31.7 par due 2/2022)	10.74% (Libor + 9.74%/Q)	2/10/2016	31.3	31.7	(3)(17)
					37.8	38.3
Liaison Acquisition, LLC (22)	Provider of centralized applications services to educational associations	Second lien senior secured loan ($15.0 par due 8/2023)	10.34% (Libor + 9.25%/Q)	2/9/2017	14.7	15.0	(2)(17)
PIH Corporation and Primrose Holding Corporation (22)	Franchisor of education-based early childhood centers	First lien senior secured revolving loan ($0.6 par due 12/2018)	6.31% (Libor + 5.25%/Q)	12/13/2013	0.6	0.6	(2)(17)
		Common stock (7,227 shares)		1/3/2017	17.0	22.1
					17.6	22.7
R3 Education Inc., Equinox EIC Partners LLC and Sierra Education Finance Corp.	Medical school operator	Preferred stock (1,977 shares)		7/30/2008	0.5	0.5	(2)
		Common membership interest (15.76% interest)		9/21/2007	15.8	34.5	(2)
		Warrant to purchase up to 27,890 shares (expires 11/2019)		12/8/2009	—	0.1	(2)

As of June 30, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					16.3	35.1
Regent Education, Inc.	Provider of software solutions designed to optimize the financial aid and enrollment processes	First lien senior secured loan ($3.2 par due 1/2021)	12.00% (Libor + 8.00% Cash, 2.00% PIK/M)	7/1/2014	3.1	3.2	(2)
		First lien senior secured loan ($0.1 par due 1/2021)		7/1/2014	0.1	0.1	(2)
		Warrant to purchase up to 987 shares of common stock (expires 12/2026)		12/23/2016	—	—	(2)
		Warrant to purchase up to 5,393,194 shares of common stock (expires 12/2026)		12/23/2016	—	—	(2)
					3.2	3.3
RuffaloCODY, LLC (22)	Provider of student fundraising and enrollment management services	First lien senior secured revolving loan	-	5/29/2013	—	—	(2)(20)
Severin Acquisition, LLC (22)	Provider of student information system software solutions to the K-12 education market	Second lien senior secured loan ($38.7 par due 7/2022)	10.05% (Libor + 8.75%/Q)	2/1/2017	37.8	38.7	(2)(17)
		Second lien senior secured loan ($3.1 par due 7/2022)	10.30% (Libor + 9.00%/Q)	1/3/2017	3.1	3.1	(2)(17)
		Second lien senior secured loan ($3.1 par due 7/2022)	10.30% (Libor + 9.00%/Q)	10/14/2016	3.1	3.1	(2)(17)
		Second lien senior secured loan ($5.5 par due 7/2022)	10.05% (Libor + 8.75%/Q)	1/3/2017	5.5	5.5	(2)(17)
		Second lien senior secured loan ($4.2 par due 7/2022)	10.05% (Libor + 8.75%/Q)	10/28/2015	4.1	4.2	(2)(17)
		Second lien senior secured loan ($4.4 par due 7/2022)	10.55% (Libor + 9.25%/Q)	1/3/2017	4.4	4.4	(2)(17)
		Second lien senior secured loan ($3.3 par due 7/2022)	10.55% (Libor + 9.25%/Q)	2/1/2016	3.2	3.3	(2)(17)
		Second lien senior secured loan ($20.0 par due 7/2022)	10.05% (Libor + 8.75%/Q)	1/3/2017	20.0	20.0	(2)(17)
		Second lien senior secured loan ($15.0 par due 7/2022)	10.05% (Libor + 8.75%/Q)	7/31/2015	14.8	15.0	(2)(17)
		Second lien senior secured loan ($2.8 par due 7/2022)	10.55% (Libor + 9.25%/Q)	1/3/2017	2.8	2.8	(2)(17)
		Second lien senior secured loan ($2.8 par due 7/2022)	10.55% (Libor + 9.25%/Q)	8/8/2016	2.8	2.8	(2)(17)
					101.6	102.9
WCI-Quantum Holdings, Inc.	Distributor of instructional products, services and resources	Series A preferred stock (1,272 shares)		10/24/2014	1.0	1.0	(2)
					501.6	305.9		4.34%
Containers and Packaging
GS Pretium Holdings, Inc.	Manufacturer and supplier of high performance plastic containers	Common stock (500,000 shares)		6/2/2014	0.5	0.8	(2)
ICSH Parent, Inc. and Vulcan Container Services Holdings, Inc. (22)	Industrial container manufacturer, reconditioner and servicer	Second lien senior secured loan ($63.6 par due 4/2025)	9.17% (Libor + 8.00%/Q)	4/28/2017	62.9	63.6	(2)(17)
		Series A common stock (24,900 shares)		4/28/2017	2.5	2.7	(2)
					65.4	66.3
LBP Intermediate Holdings LLC (22)	Manufacturer of paper and corrugated foodservice packaging	First lien senior secured revolving loan	-	7/10/2015	—	—	(2)(20)
		First lien senior secured loan ($11.9 par due 7/2020)	6.80% (Libor + 5.50%/Q)	7/10/2015	11.8	11.9	(3)(17)
		First lien senior secured loan ($5.0 par due 7/2020)	6.80% (Libor + 5.50%/Q)	7/10/2015	5.0	5.0	(4)(17)
					16.8	16.9

As of June 30, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Microstar Logistics LLC, Microstar Global Asset Management LLC, and MStar Holding Corporation	Keg management solutions provider	Second lien senior secured loan ($78.5 par due 12/2018)	8.71% (Libor + 7.50%/Q)	12/14/2012	78.5	78.5	(2)(17)
		Second lien senior secured loan ($54.0 par due 12/2018)	8.71% (Libor + 7.50%/Q)	12/14/2012	54.0	54.0	(3)(17)
		Second lien senior secured loan ($10.0 par due 12/2018)	8.71% (Libor + 7.50%/Q)	12/14/2012	10.0	10.0	(4)(17)
		Common stock (50,000 shares)		12/14/2012	4.0	7.5	(2)
					146.5	150.0
NSI Holdings, Inc.	Manufacturer of plastic containers for the wholesale nursery industry	Series A preferred stock (2,192 shares)		1/3/2017	—	—
		Warrant to purchase up to 648 shares of common stock (expires 11/2017)		1/3/2017	—	—
					—	—
Ranpak Corp.	Manufacturer and marketer of paper-based protective packaging systems and materials	Second lien senior secured loan ($15.6 par due 10/2022)	8.42% (Libor + 7.25%/Q)	1/3/2017	15.0	15.2	(2)(17)
					244.2	249.2		3.53%
Environmental Services
MPH Energy Holdings, LP	Operator of municipal recycling facilities	Limited partnership interest (3.13% interest)		1/8/2014	—	—	(2)
Pegasus Community Energy, LLC	Operator of municipal recycling facilities	Preferred stock (1,000 shares)		3/1/2011	8.8	—	(2)
Soil Safe, Inc. and Soil Safe Acquisition Corp. (8)(22)	Provider of soil treatment, recycling and placement services	First lien senior secured revolving loan	-	1/3/2017	—	—	(2)(20)
		First lien senior secured loan ($15.1 par due 12/2018)	8.00% (Libor + 6.25%/Q)	1/3/2017	15.1	15.1	(2)(17)
		Second lien senior secured loan ($12.7 par due 7/2019)	10.75% (Libor + 7.75%/Q)	1/3/2017	12.7	12.7	(2)(17)
		Senior subordinated loan ($33.8 par due 12/2019)	16.50%	1/3/2017	33.8	33.8	(2)
		Senior subordinated loan ($29.3 par due 12/2019)	14.50%	1/3/2017	29.3	29.3	(2)
		Senior subordinated loan ($27.9 par due 12/2019)		1/3/2017	11.5	1.6	(2)(16)
		Common stock (810 shares)		1/3/2017	—	—
					102.4	92.5
Storm UK Holdco Limited and Storm US Holdco Inc. (22)	Provider of water infrastructure software solutions for municipalities, utilities and engineering consulting firms	First lien senior secured loan ($4.6 par due 5/2023)	6.67% (Libor + 5.50%/Q)	5/5/2017	4.6	4.5	(2)(17)
Waste Pro USA, Inc	Waste management services	Second lien senior secured loan ($75.6 par due 10/2020)	8.71% (Libor + 7.50%/Q)	10/15/2014	75.6	75.6	(3)(17)
					191.4	172.6		2.45%
Automotive Services
A.U.L. Corp. (22)	Provider of vehicle service contracts and limited warranties for passenger vehicles	First lien senior secured loan ($7.9 par due 6/2023)	6.125% (Libor + 5.00%/Q)	6/7/2017	7.9	7.7	(2)(17)
AEP Holdings, Inc. and Arrowhead Holdco Company	Distributor of non-discretionary, mission-critical aftermarket replacement parts	First lien senior secured loan ($1.3 par due 8/2021)	7.93% (Libor + 6.75%/Q)	12/14/2016	1.3	1.3	(2)(17)
		First lien senior secured loan ($2.0 par due 8/2021)	7.93% (Libor + 6.75%/Q)	1/5/2017	2.0	2.0	(2)(17)
		Common stock (3,467 shares)		8/31/2015	3.5	3.8	(2)
					6.8	7.1
ChargePoint, Inc.	Developer and operator of electric vehicle charging stations	Second lien senior secured loan ($20.0 par due 8/2020)	10.05% (Libor + 8.75%/M)	12/24/2014	19.6	20.0	(2)(17)

As of June 30, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Warrant to purchase up to 809,126 shares of Series E preferred stock (expires 12/2024)		12/30/2014	0.3	2.1	(2)
					19.9	22.1
Dent Wizard International Corporation and DWH Equity Investors, L.P.	Automotive reconditioning services	Second lien senior secured loan ($50.0 par due 10/2020)	9.87% (Libor + 8.75%/Q)	4/7/2015	50.0	50.0	(3)(17)
		Class A common stock (10,000 shares)		4/7/2015	0.2	0.5	(2)
		Class B common stock (20,000 shares)		4/7/2015	0.4	1.0	(2)
					50.6	51.5
Eckler Industries, Inc. (22)	Restoration parts and accessories provider for classic automobiles	First lien senior secured revolving loan ($2.0 par due 9/2017)	9.25% (Base Rate + 5.00%/Q)	7/12/2012	2.0	1.8	(2)(17)
		First lien senior secured loan ($6.8 par due 9/2017)	7.25% (Libor + 6.00%/Q)	7/12/2012	6.8	6.2	(3)(17)
		First lien senior secured loan ($25.0 par due 9/2017)	7.25% (Libor + 6.00%/Q)	7/12/2012	25.0	23.0	(3)(17)
		Series A preferred stock (1,800 shares)		7/12/2012	1.8	—	(2)
		Common stock (20,000 shares)		7/12/2012	0.2	—	(2)
					35.8	31.0
EcoMotors, Inc.	Engine developer	First lien senior secured loan ($9.8 par due 3/2018)		9/1/2015	9.5	0.2	(2)(16)
		Warrant to purchase up to 321,888 shares of Series C preferred stock (expires 12/2022)		12/28/2012	—	—	(2)
		Warrant to purchase up to 70,000 shares of Series C preferred stock (expires 2/2025)		2/24/2015	—	—	(2)
					9.5	0.2
ESCP PPG Holdings, LLC (7)	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	Class A units (3,500,000 units)		12/14/2016	3.5	2.7	(2)
Simpson Performance Products, Inc.	Provider of motorsports safety equipment	First lien senior secured loan ($18.3 par due 2/2020)	8.39% (Libor + 7.39%/Q)	2/20/2015	18.3	18.3	(3)(17)
SK SPV IV, LLC	Collision repair site operators	Series A common stock (12,500 units)		8/18/2014	0.6	3.1	(2)
		Series B common stock (12,500 units)		8/18/2014	0.6	3.1	(2)
					1.2	6.2
					153.5	146.8		2.08%
Oil and Gas
Lonestar Prospects, Ltd.	Sand based proppant producer and distributor to the oil and natural gas industry	First lien senior secured loan ($15.1 par due 3/2021)	9.20% (Libor + 8.00%/Q)	3/1/2017	15.1	15.1	(2)(17)
		First lien senior secured loan ($75.1 par due 3/2021)	9.20% (Libor + 8.00%/Q)	3/1/2017	75.1	75.1	(3)(17)
					90.2	90.2
Moss Creek Resources, LLC	Exploration and production company	Senior subordinated loan ($30.0 par due 4/2022)	9.50% (Libor + 8.00%/Q)	5/5/2017	29.6	29.6	(2)(17)
Petroflow Energy Corporation and TexOak Petro Holdings LLC (7)	Oil and gas exploration and production company	First lien senior secured loan ($14.2 par due 6/2019)	3.05% (Libor + 2.00%/Q)	6/29/2016	13.5	13.0	(2)(17)
		Second lien senior secured loan ($23.6 par due 12/2019)		6/29/2016	21.9	3.5	(2)(16)
		Common units (202,000 units)		6/29/2016	11.1	—
					46.5	16.5
					166.3	136.3		1.93%
Wholesale Distribution

As of June 30, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
DFS Holding Company, Inc.	Distributor of maintenance, repair, and operations parts, supplies, and equipment to the foodservice industry	First lien senior secured loan ($4.7 par due 2/2022)	6.30% (Libor + 5.00%/Q)	3/1/2017	4.7	4.6	(2)(17)
Flow Solutions Holdings, Inc.	Distributor of high value fluid handling, filtration and flow control products	Second lien senior secured loan ($6.0 par due 10/2018)	10.17% (Libor + 9.00%/Q)	12/16/2014	6.0	5.6	(2)(17)
		Second lien senior secured loan ($29.5 par due 10/2018)	10.17% (Libor + 9.00%/Q)	12/16/2014	29.4	27.4	(2)(17)
					35.4	33.0
KHC Holdings, Inc. and Kele Holdco, Inc. (22)	Catalog-based distribution services provider for building automation systems	First lien senior secured loan ($69.2 par due 10/2022)	7.30% (Libor + 6.00%/Q)	1/3/2017	69.2	69.2	(3)(17)
		Common stock (30,000 shares)		1/3/2017	3.1	2.8
					72.3	72.0
					112.4	109.6		1.56%
Aerospace and Defense
Cadence Aerospace, LLC	Aerospace precision components manufacturer	First lien senior secured loan ($4.0 par due 5/2018)	7.50% (Libor + 6.25%/Q)	5/15/2012	4.0	3.9	(4)(17)
		Second lien senior secured loan ($5.0 par due 5/2019)	20.00% PIK	4/17/2017	5.0	5.0	(2)
		Second lien senior secured loan ($79.7 par due 5/2019)	11.50% (Libor + 10.25%/Q)	5/10/2012	79.7	73.3	(2)(17)
					88.7	82.2
Jazz Acquisition, Inc.	Designer and distributor of aftermarket replacement components to the commercial airlines industry	Second lien senior secured loan ($25.0 par due 6/2022)	8.05% (Libor + 6.75%/Q)	1/3/2017	19.5	22.0	(2)(17)
					108.2	104.2		1.48%
Chemicals
AMZ Holding Corp. (22)	Specialty chemicals manufacturer	First lien senior secured loan ($15.2 par due 6/2022)	6.22% (Libor + 5.00%/Q)	6/27/2017	15.2	15.2	(2)(17)
Borchers Americas, Inc.	Provider of performance enhancing coating additives	First lien senior secured loan ($5.0 par due 1/2024)	6.05% (Libor + 4.75%/Q)	1/12/2017	5.0	5.0	(4)(17)
Genomatica, Inc.	Developer of a biotechnology platform for the production of chemical products	Warrant to purchase 322,422 shares of Series D preferred stock (expires 3/2023)		3/28/2013	—	—	(2)
K2 Pure Solutions Nocal, L.P. (22)	Chemical producer	First lien senior secured revolving loan ($1.5 par due 2/2021)	8.36% (Libor + 7.13%/Q)	8/19/2013	1.5	1.5	(2)(17)
		First lien senior secured loan ($40.0 par due 2/2021)	7.23% (Libor + 6.00%/Q)	8/19/2013	40.0	40.0	(3)(17)
		First lien senior secured loan ($13.0 par due 2/2021)	7.23% (Libor + 6.00%/Q)	8/19/2013	13.0	13.0	(4)(17)
					54.5	54.5
Kinestral Technologies, Inc.	Designer of adaptive, dynamic glass for the commercial and residential markets.	First lien senior secured loan ($6.2 par due 10/2018)	8.91% (Libor + 7.75%/M)	4/22/2014	6.1	6.2	(2)(15)(17)
		Warrant to purchase up to 325,000 shares of Series A preferred stock (expires 4/2024)		4/22/2014	0.1	0.3	(2)
		Warrant to purchase up to 131,883 shares of Series B preferred stock (expires 4/2025)		4/9/2015	—	—	(2)
					6.2	6.5
					80.9	81.2		1.15%
Retail

As of June 30, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Fashion Holding Luxembourg SCA (Modacin/Camaeiu) (8)(9)	Retailer of women's clothing	Preferred stock (241,776,675 shares)		1/3/2017	—	—
Galls, LLC	Distributor of apparel products to safety professionals	Second lien senior secured loan ($14.3 par due 8/2021)	9.05% (Libor + 7.75%/Q)	1/3/2017	14.3	14.3	(2)(17)
		Second lien senior secured loan ($26.0 par due 8/2021)	9.05% (Libor + 7.75%/Q)	1/3/2017	26.0	26.0	(2)(17)
					40.3	40.3
Paper Source, Inc. and Pine Holdings, Inc. (22)	Retailer of fine and artisanal paper products	First lien senior secured loan ($9.6 par due 9/2018)	7.40% (Libor + 6.25%/Q)	9/23/2013	9.6	9.6	(4)(17)
		Class A common stock (36,364 shares)		9/23/2013	6.0	5.3	(2)
					15.6	14.9
Things Remembered, Inc. and TRM Holdco Corp. (7)(22)	Personalized gifts retailer	First lien senior secured revolving loan ($0.3 par due 2/2019)	9.03% (Libor + 8.00%/Q)	8/30/2016	0.3	0.3	(2)(17)
		First lien senior secured loan ($11.7 par due 3/2020)		8/30/2016	10.5	1.8	(2)(16)
		Common stock (10,631,940 shares)		8/30/2016	6.1	—	(2)
					16.9	2.1
					72.8	57.3		0.81%
Health Clubs
Athletic Club Holdings, Inc.	Premier health club operator	First lien senior secured loan ($35.0 par due 10/2020)	9.50% (Libor + 8.50%/Q)	10/11/2007	35.0	35.0	(3)(17)
CFW Co-Invest, L.P., NCP Curves, L.P. and Curves International Holdings, Inc.	Health club franchisor	Limited partnership interest (4,152,165 shares)		7/31/2012	4.2	4.7	(2)
		Limited partnership interest (2,218,235 shares)		7/31/2012	2.2	2.5	(2)(9)
		Common stock (1,680 shares)		11/12/2014	—	—	(2)(9)
					6.4	7.2
					41.4	42.2		0.60%
Farming and Agriculture
QC Supply, LLC (22)	Specialty distributor and solutions provider to the swine and poultry markets	First lien senior secured revolving loan ($4.0 par due 12/2021)	7.23% (Libor + 6.00%/Q)	12/29/2016	4.0	4.0	(2)(17)
		First lien senior secured loan ($11.3 par due 12/2022)	7.23% (Libor + 6.00%/Q)	12/29/2016	11.3	11.3	(2)(17)
		First lien senior secured loan ($15.0 par due 12/2022)	7.23% (Libor + 6.00%/Q)	12/29/2016	15.0	15.0	(4)(17)
					30.3	30.3
					30.3	30.3		0.43%
Printing, Publishing and Media
Earthcolor Group, LLC	Printing management services	Limited liability company interests (9.30%)		5/18/2012	—	—
EDS Group (8)(9)	Provider of print and digital services	First lien senior secured loan ($0.4 par due 6/2019)	6.00% (Libor + 5.00%/Q)	1/3/2017	0.4	0.4	(17)
		First lien senior secured loan ($0.6 par due 6/2019)	6.00% (Libor + 5.00%/Q)	1/3/2017	0.5	0.6	(17)
		First lien senior secured loan ($0.2 par due 6/2019)	6.00% (Libor + 5.00%/Q)	1/3/2017	0.2	0.2	(17)
		First lien senior secured loan ($0.6 par due 6/2019)	6.00% (Libor + 5.00%/Q)	1/3/2017	0.5	0.6	(17)
		First lien senior secured loan ($0.4 par due 6/2019)	6.00% (Libor + 5.00%/Q)	1/3/2017	0.3	0.4	(17)
		First lien senior secured loan ($0.1 par due 6/2019)	6.00% (Libor + 5.00%/Q)	1/3/2017	0.1	0.1	(17)
		Senior subordinated loan ($7.1 par due 6/2019)	3.13%	1/3/2017	4.7	7.1
		Senior subordinated loan ($7.2 par due 6/2019)	3.13%	1/3/2017	4.8	7.2
		Preferred stock (61,229 shares)		1/3/2017	0.1	0.1

As of June 30, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Common stock (2,432,750 shares)		1/3/2017	—	4.7
					11.6	21.4
Roark-Money Mailer LLC	Marketer, advertiser and distributor of coupons in the mail industry	Membership units (35,000 units)		1/3/2017	—	—
The Teaching Company Holdings, Inc.	Education publications provider	Preferred stock (10,663 shares)		9/29/2006	1.1	2.0	(2)
		Common stock (15,393 shares)		9/29/2006	—	—	(2)
					1.1	2.0
					12.7	23.4		0.33%
Computers and Electronics
Everspin Technologies, Inc. (5)	Designer and manufacturer of computer memory solutions	Warrant to purchase up to 18,461 shares of common stock (expires 10/2026)		6/5/2015	0.4	—	(5)
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation (8)	Provider of high-speed intelligent document scanning hardware and software	Senior subordinated loan ($8.3 par due 6/2022)	14.00%	1/3/2017	8.1	8.3	(2)
		Senior subordinated loan ($8.3 par due 6/2022)	14.00%	1/3/2017	8.1	8.3	(2)
		Series A preferred stock (66,424,135 shares)		1/3/2017	—	6.6
		Class A common stock (33,173 shares)		1/3/2017	—	—
		Class B common stock (134,214 shares)		1/3/2017	—	—
					16.2	23.2
					16.6	23.2		0.33%
Hotel Services
Pyramid Management Advisors, LLC and Pyramid Investors, LLC	Hotel Operator	First lien senior secured loan ($3.0 par due 7/2021)	8.30% (Libor + 7.00%/Q)	7/15/2016	3.0	2.9	(2)(17)
		First lien senior secured loan ($19.5 par due 7/2021)	11.10% (Libor + 10.10%/Q)	7/15/2016	19.4	18.9	(3)(17)
		Membership units (990,369 units)		7/15/2016	1.0	0.6	(2)
					23.4	22.4
					23.4	22.4		0.32%
Telecommunications
Adaptive Mobile Security Limited (9)	Developer of security software for mobile communications networks	First lien senior secured loan ($1.3 par due 7/2018)	12.00% (EURIBOR + 9.00% Cash, 1.00% PIK/M)	1/16/2015	1.4	1.6	(2)(15)(17)
		First lien senior secured loan ($0.4 par due 10/2018)	12.00% (EURIBOR + 9.00% Cash, 1.00% PIK/M)	1/16/2015	0.4	0.5	(2)(15)(17)
		First lien senior secured loan ($1.1 par due 10/2018)	12.00% (EURIBOR + 9.00% Cash, 1.00% PIK/M)	10/17/2016	1.0	1.3	(2)(15)(17)
					2.8	3.4
American Broadband Holding Company and Cameron Holdings of NC, Inc.	Broadband communication services	Warrant to purchase up to 208 shares (expires 11/2017)		11/7/2007	—	4.1
		Warrant to purchase up to 200 shares (expires 9/2020)		9/1/2010	—	10.0
					—	14.1

As of June 30, 2017
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
CHL, LTD.	Repair and service solutions provider for cable, satellite and telecommunications based service providers	Warrant to purchase up to 120,000 shares of Series A common stock		1/3/2017	—	—
		Warrant to purchase up to 280,000 shares of Series B common stock		1/3/2017	—	—
		Warrant to purchase up to 80,000 shares of Series C common stock		1/3/2017	—	—
					—	—
LTG Acquisition, Inc.	Designer and manufacturer of display, lighting and passenger communication systems for mass transportation markets	Class A membership units (5,000 units)		1/3/2017	5.1	4.0
Startec Equity, LLC (8)	Communication services	Member interest		4/1/2010	—	—
					7.9	21.5		0.30%
Commercial Real Estate Financial
ACAS Real Estate Holdings Corporation (8)	Real estate holding company	Common stock (1,001 shares)		1/3/2017	2.6	2.3
NECCO Realty Investments LLC (8)	Real estate holding company	Membership units (7,450 units)		1/3/2017	—	—
Parmenter Woodland Park Plaza, LLC	Real estate holding company	First lien senior secured loan ($17.8 par due 9/2018)	5.95% (Libor + 4.90%/Q)	1/3/2017	16.5	16.0	(17)
					19.1	18.3		0.26%
Housing and Building Materials
Halex Holdings, Inc. (8)(22)	Manufacturer of flooring installation products	First lien senior secured revolving loan ($1.1 par due 12/2018)		1/24/2017	1.1	1.1
		Common stock (51,853 shares)		1/3/2017	—	—
					1.1	1.1
					1.1	1.1		0.02%
					$11,735.4	$11,498.0		163.08%
____________________________________________________

(1)
Other than the Company's investments listed in footnote 7 below (subject to the limitations set forth therein), the Company does not "Control" any of its portfolio companies, for the purposes of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the "Investment Company Act"). In general, under the Investment Company Act, the Company would "Control" a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. All of the Company's portfolio company investments, which as of June 30, 2017 represented 163% of the Company's net assets or 93% of the Company's total assets, are subject to legal restrictions on sales.

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

(7)
As defined in the Investment Company Act, the Company is deemed to be an "Affiliated Person" and "Control" this portfolio company because it owns 5% or more of the portfolio company's outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the six months ended June 30, 2017 in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to Control) are as follows:

(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
Campus Management Acquisition Corp.	$—	$—	$—	$—	$—	$—	$—	$—	$(0.1)
Crown Health Care Laundry Services, LLC and Crown Laundry Holdings, LLC	$2.0	$0.1	$—	$0.4	$—	$—	$0.2	$—	$0.4
ESCP PPG Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(1.1)
Financial Asset Management Systems, Inc. and FAMS Holdings, Inc.	$3.0	$3.0	$—	$—	$—	$—	$—	$—	$—
Ioxus, Inc	$—	$—	$—	$0.7	$—	$—	$—	$—	$0.1
Multi-Ad Services, Inc.	$—	$—	$—	$—	$—	$—	$—	$0.1	$—
Petroflow Energy Corporation and TexOak Petro Holdings LLC	$—	$2.6	$—	$0.2	$—	$—	$—	$0.1	$(2.5)
PIH Corporation and Primrose Holding Corporation	$16.9	$—	$—	$—	$—	$—	$—	$—	$2.6
Shock Doctor, Inc. and Shock Doctor Holdings, LLC	$—	$—	$—	$5.3	$—	$—	$—	$—	$(2.1)
Things Remembered, Inc. and TRM Holdco Corp.	$2.8	$2.5	$—	$—	$—	$—	$—	$—	$(1.5)
UL Holding Co., LLC	$—	$—	$—	$1.6	$—	$—	$—	$—	$2.8

(8)
As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" and "Control" this portfolio company because it owns more than 25% of the portfolio company's outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the six months ended June 30, 2017 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control are as follows:

(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
10th Street, LLC and New 10th Street, LLC	$—	$53.3	$0.6	$2.0	$—	$—	$—	$34.5	$(34.7)
ACAS 2007-1 CLO	$—	$—	$—	$—	$—	$—	$—	$—	$—
ACAS Equity Holdings Corporation	$0.5	$—	$—	$—	$—	$—	$—	$—	$(0.1)
ACAS Real Estate Holdings Corporation	$2.6	$—	$—	$—	$—	$—	$—	$—	$—
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc.	$—	$—	$—	$0.3	$—	$—	$—	$—	$(16.9)
Alcami Holdings, LLC	$268.0	$5.2	$—	$13.0	$—	$—	$1.1	$—	$18.4
AllBridge Financial, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(0.4)
Ares IIIR/IVR CLO Ltd.	$—	$5.2	$—	$—	$—	$—	$—	$—	$(0.4)
Bellotto Holdings Limited	$193.6	$—	$—	$—	$—	$—	$—	$—	$54.5
Callidus Capital Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ciena Capital LLC	$—	$—	$—	$0.4	$—	$—	$—	$—	$8.8
CoLTS 2005-1	$—	$—	$—	$—	$—	$—	$—	$—	$—
CoLTS 2005-2	$—	$—	$—	$—	$—	$—	$—	$—	$—
Columbo Midco Limited, Columbo Bidco Limited and Columbo Topco Limited	$27.9	$—	$—	$—	$—	$—	$—	$—	$7.2
Community Education Centers, Inc. and CEC Parent Holdings LLC	$—	$36.2	$38.1	$1.2	$—	$8.4	$—	$24.4	$(10.9)
Competitor Group, Inc., Calera XVI, LLC and Champion Parent Corporation	$0.5	$18.5	$42.8	$1.0	$—	$—	$—	$(20.6)	$17.9
CSHM LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
EDS Group	$11.8	$0.1	$—	$0.3	$—	$—	$—	$—	$9.7
ETG Holdings, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
European Capital Private Debt LP	$97.9	$0.3	$97.7	$—	$—	$—	$—	$1.1	$—
European Capital UK SME Debt LP	$29.8	$3.4	$0.8	$—	$—	$—	$—	$(0.1)	$2.3
Fashion Holding Luxembourg SCA (Modacin/Camaeiu)	$—	$—	$—	$—	$—	$—	$—	$—	$—
FPI Holding Corporation	$0.4	$—	$—	$—	$—	$—	$—	$—	$0.2
Garden Fresh Restaurant Corp. and GFRC Holdings LLC	$8.0	$8.1	$—	$2.2	$—	$—	$0.1	$—	$3.2
Halex Holdings, Inc.	$1.1	$—	$—	$—	$—	$—	$—	$—	$—
HALT Medical, Inc.	$0.7	$—	$0.6	$—	$—	$—	$—	$—	$—
Hard 8 Games, LLC	$9.4	$—	$9.4	$—	$—	$—	$—	$4.6	$—
HCI Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation	$16.1	$—	$—	$1.2	$—	$—	$0.3	$—	$7.1
Ivy Hill Asset Management, L.P.	$228.6	$155.5	$—	$—	$—	$20.0	$—	$—	$2.4
LLSC Holdings Corporation (dba Lawrence Merchandising Services)	$19.2	$—	$—	$—	$—	$—	$—	$—	$0.4
Miles 33 (Finance) Limited	$15.2	$0.9	$—	$0.7	$—	$—	$—	$—	$6.8
Montgomery Lane, LLC and Montgomery Lane, Ltd.	$2.2	$2.2	$—	$—	$—	$—	$—	$1.2	$0.6
MVL Group, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
NECCO Holdings, Inc.	$34.0	$27.6	$—	$—	$—	$—	$—	$—	$(0.5)
NECCO Realty Investments LLC	$32.7	$27.4	$6.4	$1.2	$—	$—	$—	$13.0	$—
Orion Foods, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
Pillar Processing LLC and PHL Investors, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
Rug Doctor, LLC and RD Holdco Inc.	$30.9	$—	$—	$0.9	$—	$—	$—	$—	$(5.3)
S Toys Holdings LLC (fka The Step2 Company, LLC)	$—	$—	$—	$—	$—	$—	$—	$6.8	$(5.7)
Senior Direct Lending Program, LLC	$125.4	$1.3	$—	$20.7	$4.7	$—	$0.8	$—	$—
Senior Secured Loan Fund LLC	$—	$—	$—	$63.3	$0.7	$—	$4.2	$—	$6.3
Soil Safe, Inc. and Soil Safe Acquisition Corp.	$101.7	$3.2	$—	$6.5	$—	$—	$0.4	$—	$(9.9)
Startec Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
The Greeley Company, Inc. and HCP Acquisition Holdings, LLC	$—	$—	$12.8	$—	$—	$—	$—	$(12.8)	$12.8
______________________________________________________________________

*
Together with Varagon Capital Partners (“Varagon”) and its clients, the Company has co-invested through the Senior Direct Lending Program LLC (d/b/a the "Senior Direct Lending Program” or the "SDLP"). The SDLP has been capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SDLP must be approved by an investment committee of the SDLP consisting of representatives of the Company and Varagon (with approval from a representative of each required); therefore, although the Company owns more than 25% of the voting securities of the SDLP, the Company does not believe that it has control over the SDLP (for purposes of the Investment Company Act or otherwise) because, among other things, these "voting securities" do not afford the Company the right to elect directors of the SDLP or any other special rights (see Note 4 to the consolidated financial statements).

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

(11)
In the first quarter of 2011, the staff of the Securities and Exchange Commission (the "Staff") informally communicated to certain business development companies ("BDCs") the Staff's belief that certain entities, which would be classified as an "investment company" under the Investment Company Act but for the exception from the definition of "investment company" set forth in Rule 3a-7 promulgated under the Investment Company Act, could not be treated as eligible portfolio companies (as defined in Section 2(a)(46) under Investment Company Act) (i.e. not eligible to be included in a BDC's 70% "qualifying assets" basket). Subsequently, in August 2011 the Securities and Exchange Commission issued a concept release (the "Concept Release") which stated that "[a]s a general matter, the Commission presently does not believe that Rule 3a-7 issuers are the type of small, developing and financially troubled businesses in which the U.S. Congress intended BDCs primarily to invest" and requested comment on whether or not a 3a-7 issuer should be considered an "eligible portfolio company". The Company provided a comment letter in respect of the Concept Release and continues to believe that the language of Section 2(a)(46) of the Investment Company Act permits a BDC to treat as "eligible portfolio companies" entities that rely on the 3a-7 exception. However, given the current uncertainty in this area (including the language in the Concept Release) and subsequent discussions with the Staff, the Company has, solely for purposes of calculating the composition of its portfolio pursuant to Section 55(a) of the Investment Company Act, identified such entities, which include the SSLP, as "non-qualifying assets" should the Staff ultimately disagree with the Company's position. Pursuant to Section 55(a) of the Investment Company Act (using the Staff's methodology described above solely for this purpose), 28% of the Company's total assets are represented by investments at fair value and other assets that are considered "non-qualifying assets" as of June 30, 2017.

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

(13)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.00% on $73.4 aggregate principal amount of a "first out" tranche of the portfolio company's senior term debt previously syndicated by the Company into "first out" and "last out" tranches, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(14)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.75% on $63.1 aggregate principal amount of a "first out" tranche of the portfolio company's first lien senior secured loans, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(15)
The Company is entitled to receive a fixed fee upon the occurrence of certain events as defined in the credit agreement governing the Company's debt investment in the portfolio company. The fair value of such fee is included in the fair value of the debt investment.

(16)	Loan was on non-accrual status as of June 30, 2017.

(17)	Loan includes interest rate floor feature.

(18)
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

(20)
As of June 30, 2017, no amounts were funded by the Company under this first lien senior secured revolving loan; however, there were letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 to the consolidated financial statements for further information on letters of credit commitments related to certain portfolio companies.

(21)
As of June 30, 2017, in addition to the amounts funded by the Company under this first lien senior secured revolving loan, there were also letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 to the consolidated financial statements for further information on letters of credit commitments related to certain portfolio companies.

(22)
As of June 30, 2017, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 7 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

.

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: drawn commitments	Total undrawn commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted undrawn revolving and delayed draw commitments
A.U.L. Corp.	$1.3	$—	$1.3	$—	$—	$1.3
Accruent, LLC	3.3	—	3.3	—	—	3.3
Achilles Acquisition LLC	4.1	—	4.1	—	—	4.1
Acrisure, LLC	18.1	—	18.1	—	—	18.1
ADCS Clinics Intermediate Holdings, LLC	5.0	(2.4)	2.6	—	—	2.6
ADG, LLC	13.7	(4.2)	9.5	—	—	9.5
Alcami Holdings LLC	30.0	(20.6)	9.4	—	—	9.4
Alita Care, LLC	5.0	(1.1)	3.9	—	—	3.9
American Seafoods Group LLC	22.0	(6.5)	15.5	—	—	15.5
AMZ Holding Corp.	3.4	—	3.4	—	—	3.4
Benihana, Inc.	3.3	(2.1)	1.2	—	—	1.2
BeyondTrust Software, Inc.	2.8	—	2.8	—	—	2.8

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: drawn commitments	Total undrawn commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted undrawn revolving and delayed draw commitments
CCS Intermediate Holdings, LLC	7.5	(7.0)	0.5	—	—	0.5
Champion Parent Corporation	0.7	(0.7)	—	—	—	—
Chariot Acquisition, LLC	1.0	—	1.0	—	—	1.0
Ciena Capital LLC	20.0	(14.0)	6.0	(6.0)	—	—
Clearwater Analytics, LLC	5.0	(0.6)	4.4	—	—	4.4
Component Hardware Group, Inc.	3.7	(1.9)	1.8	—	—	1.8
Convergint Technologies LLC	22.0	—	22.0	—	—	22.0
Cozzini Bros., Inc.	19.1	(1.0)	18.1	—	—	18.1
Crown Health Care Laundry Services, Inc.	15.0	(0.6)	14.4	—	—	14.4
CST Buyer Company	4.2	—	4.2	—	—	4.2
D4C Dental Brands, Inc.	5.0	—	5.0	—	—	5.0
DCA Investment Holding, LLC	5.8	(1.6)	4.2	—	—	4.2
Dorner Holding Corp.	3.3	(1.5)	1.8	—	—	1.8
DTI Holdco, Inc. and OPE DTI Holdings, Inc.	8.8	—	8.8	—	—	8.8
Eckler Industries, Inc.	4.0	(2.0)	2.0	(2.0)	—	—
Emergency Communication Network, LLC	6.5	—	6.5	—	—	6.5
Emerus Holdings, Inc.	2.0	—	2.0	—	—	2.0
EN Engineering, L.L.C.	5.0	(1.2)	3.8	—	—	3.8
Entertainment Partners, LLC	28.0	—	28.0	—	—	28.0
Faction Holdings, Inc.	2.0	—	2.0	—	—	2.0
Garden Fresh Restaurant Corp.	9.8	(4.1)	5.7	—	—	5.7
Gentle Communications, LLC	5.0	—	5.0	—	—	5.0
Greenphire, Inc.	2.0	(0.5)	1.5	—	—	1.5
Halex Holdings, Inc.	2.0	(1.1)	0.9	—	—	0.9
Harvey Tool Company, LLC	0.8	—	0.8	—	—	0.8
Hygiena Borrower LLC	5.3	—	5.3	—	—	5.3
ICSH Parent, Inc.	11.8	—	11.8	—	—	11.8
Infilaw Holding, LLC	20.0	(9.0)	11.0	(11.0)	—	—
Instituto De Banca y Comercio, Inc (EduK)	12.5	(11.8)	0.7	—	—	0.7
iPipeline, Inc.	4.0	—	4.0	—	—	4.0
Island Medical Management Holdings, LLC	0.4	—	0.4	—	—	0.4
Itel Laboratories, Inc.	2.5	—	2.5	—	—	2.5
JDC Healthcare Management, LLC	12.2	(0.4)	11.8	—	—	11.8
K2 Pure Solutions Nocal, L.P.	5.0	(1.5)	3.5	—	—	3.5
Key Surgical LLC	2.8	(0.9)	1.9	—	—	1.9
KHC Holdings, Inc.	6.9	—	6.9	—	—	6.9
Lakeland Tours, LLC	17.4	(2.2)	15.2	—	—	15.2
LBP Intermediate Holdings LLC	0.9	(0.1)	0.8	—	—	0.8
Liaison Acquisition, LLC	3.9	—	3.9	—	—	3.9
Massage Envy, LLC	5.0	(1.5)	3.5	—	—	3.5
McKenzie Sports Products, LLC	4.5	—	4.5	—	—	4.5
Ministry Brands LLC	17.8	—	17.8	—	—	17.8
MW Dental Holding Corp.	10.0	(4.0)	6.0	—	—	6.0
NECCO Holdings, Inc.	25.0	(16.5)	8.5	—	—	8.5
Niagara Fiber Intermediate Corp.	2.2	(1.9)	0.3	—	—	0.3
Nordco Inc	12.5	—	12.5	—	—	12.5
NSM Sub Holdings Corp.	5.0	—	5.0	—	—	5.0
OmniSYS Acquisition Corporation	2.5	—	2.5	—	—	2.5
Osmose Utilities Services, Inc.	6.0	—	6.0	—	—	6.0
OTG Management, LLC	15.7	—	15.7	—	—	15.7
Palermo Finance Corporation	1.1	(0.1)	1.0	—	—	1.0
Paper Source, Inc.	2.5	—	2.5	—	—	2.5
Pegasus Intermediate Holdings, LLC	5.0	—	5.0	—	—	5.0
PerfectServe, Inc.	4.0	—	4.0	—	—	4.0
PIH Corporation	3.3	(0.6)	2.7	—	—	2.7

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: drawn commitments	Total undrawn commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted undrawn revolving and delayed draw commitments
Professional Datasolutions, Inc.	1.9	—	1.9	—	—	1.9
QC Supply, LLC	26.7	(4.0)	22.7	—	—	22.7
Restaurant Technologies, Inc.	5.4	(1.9)	3.5	—	—	3.5
Retriever Medical/Dental Payments LLC	3.5	—	3.5	—	—	3.5
RuffaloCODY, LLC	7.7	(0.2)	7.5	—	—	7.5
Severin Acquisition, LLC	2.9	—	2.9	—	—	2.9
Shift PPC LLC	1.5	—	1.5	—	—	1.5
Soil Safe, Inc.	5.6	(4.2)	1.4	—	—	1.4
Sonny's Enterprises, LLC	1.8	—	1.8	—	—	1.8
SoundCloud Limited	5.0	—	5.0	—	—	5.0
Storm US Holdco Inc	1.1	—	1.1	—	—	1.1
Teasdale Foods, Inc.	0.8	—	0.8	—	—	0.8
The Gordian Group, Inc.	1.1	—	1.1	—	—	1.1
Things Remembered, Inc.	2.4	(0.3)	2.1	—	—	2.1
Towne Holdings, Inc.	1.0	—	1.0	—	—	1.0
TPTM Merger Corp.	2.5	(1.3)	1.2	—	—	1.2
VRC Companies LLC	2.3	(0.1)	2.2	—	—	2.2
Woodstream Group, Inc.	3.1	—	3.1	—	—	3.1
Zemax, LLC	3.0	—	3.0	—	—	3.0
ZocDoc, Inc.	10.0	—	10.0	—	—	10.0
Zywave, Inc.	10.5	—	10.5	—	—	10.5
	$627.7	$(137.2)	$490.5	$(19.0)	$—	$471.5

(23) As of June 30, 2017, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

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

(24)
As of June 30, 2017, the Company had commitments to co-invest in the SSLP for its portion of the SSLP’s commitment to fund delayed draw loans of up to $7.3. See Note 4 to the consolidated financial statements for more information on the SSLP.

(25)
As of June 30, 2017, the Company had commitments to co-invest in the SDLP for its portion of the SDLP’s commitment to fund delayed draw loans of up to $36.2. See Note 4 to the consolidated financial statements for more information on the SDLP.

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in millions, except per share data)
(unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Undistributed (Overdistributed) Net Investment Income	Accumulated Net Realized Gains on Investments, Foreign Currency Transactions, Extinguishment of Debt and Other Assets	Net Unrealized Losses on Investments, Foreign Currency and Other Transactions	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2016	314	$—	$5,292	$37	$57	$(221)	$5,165
Issuance of common stock in connection with the American Capital Acquisition	112	—	1,839	—	—	—	1,839
Deemed contribution from Ares Capital Management (See Note 14)	—	—	54	—	—	—	54
Shares issued in connection with dividend reinvestment plan	—	—	6	—	—	—	6
Issuances of Convertible Unsecured Notes (See Note 5)	—	—	15	—	—	—	15
Net increase in stockholders' equity resulting from operations	—	—	—	218	108	(30)	296
Dividends declared and payable ($0.76 per share)	—	—	—	(324)	—	—	(324)
Balance at June 30, 2017	426	$—	$7,206	$(69)	$165	$(251)	$7,051

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(unaudited)

	For the Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES:
Net increase in stockholders' equity resulting from operations	$296	$289
Adjustments to reconcile net increase in stockholders' equity resulting from operations:
Net realized gains on investments and foreign currency and other transactions	(112)	(58)
Net unrealized losses (gains) on investments, foreign currency and other transactions	30	(13)
Realized losses on extinguishment of debt	4	—
Net accretion of discount on investments	(5)	(3)
Payment-in-kind interest and dividends	(37)	(20)
Collections of payment-in-kind interest and dividends	47	2
Amortization of debt issuance costs	9	7
Net accretion of discount on notes payable	3	4
Acquisition of American Capital, net of cash acquired	(2,381)	—
Proceeds from sales and repayments of investments	2,802	1,256
Purchases of investments	(2,730)	(1,010)
Changes in operating assets and liabilities:
Interest receivable	12	13
Other assets	(17)	2
Base management fees payable	10	—
Income based fees payable	(12)	(2)
Capital gains incentive fees payable	25	14
Accounts payable and other liabilities	(99)	(16)
Interest and facility fees payable	9	(14)
Net cash (used in) provided by operating activities	(2,146)	451
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	1,839	—
Borrowings on debt	7,090	4,235
Repayments and repurchases of debt	(6,124)	(4,572)
Debt issuance costs	(28)	(3)
Dividends paid	(318)	(239)
Repurchases of common stock	—	(5)
Net cash provided by (used) in financing activities	2,459	(584)
CHANGE IN CASH AND CASH EQUIVALENTS	313	(133)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	223	257
CASH AND CASH EQUIVALENTS, END OF PERIOD	$536	$124
Supplemental Information:
Interest paid during the period	$85	$96
Taxes, including excise tax, paid during the period	$19	$14
Dividends declared and payable during the period	$324	$239
Deemed contribution from Ares Capital Management (see Note 14)	$54	$—

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2017
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

In connection with the Company's acquisition of American Capital, Ltd., a Delaware corporation ("American Capital") (the "American Capital Acquisition"), Ares Capital Management agreed to waive, for each of the first 10 calendar quarters beginning with the second quarter of 2017, the lesser of (x) $10 of income based fees and (y) the amount of income based fees for such quarter, in each case, to the extent earned and payable by the Company in such quarter pursuant to and as calculated under the Company's investment advisory and management agreement (the "Fee Waiver"). See Note 14 for additional information regarding the American Capital Acquisition.

The capital gains incentive fee is determined and payable in arrears as of the end of each calendar year (or, upon termination of the investment advisory and management agreement, as of the termination date) and is calculated at the end of each applicable year by subtracting (a) the sum of the Company’s cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (b) the Company’s cumulative aggregate realized capital gains, in each case calculated from October 8, 2004 (the date the Company completed its initial public offering). Realized capital gains and losses include gains and losses on investments and foreign currencies, gains and losses on extinguishment of debt and from other assets, as well as any income tax and other expenses related to net realized gains and losses. If such amount is positive at the end of such year, then the capital gains incentive fee for such year is equal to 20% of such amount, less the aggregate amount of capital gains incentive fees paid in all prior years. If such amount is negative, then there is no capital gains incentive fee for such year.

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

There was no capital gains incentive fee earned by the Company's investment adviser as calculated under the investment advisory and management agreement (as described above) for the three and six months ended June 30, 2017. However, in accordance with GAAP, the Company had cumulatively accrued a capital gains incentive fee of $63 as of June 30, 2017, of which $63 is not currently due under the investment advisory and management agreement. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation, net of any expenses associated with cumulative unrealized capital depreciation or appreciation. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 20% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods. As of June 30, 2017, the Company has paid capital gains incentive fees since inception totaling $57. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

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

For the three and six months ended June 30, 2017, base management fees were $44 and $83, respectively, and income based fees were $20 and $52, respectively. The income based fees for the three and six months ended June 30, 2017 were net of the Fee Waiver of $10. For the three and six months ended June 30, 2017, the capital gains incentive fees calculated in accordance with GAAP was $10 and $26, respectively. For the six months ended June 30, 2017, $11 of capital gains incentive fees calculated in accordance with GAAP was recorded in connection with the American Capital Acquisition as a result of the fair value of the net assets acquired exceeding the fair value of the merger consideration paid by the Company. See Note 14 for additional information regarding the American Capital Acquisition. For the three and six months ended June 30, 2016, base management fees were $34 and $69, respectively, income based fees were $29 and $58, respectively, and the capital gains incentive fees calculated in accordance with GAAP was $10 and $14, respectively.

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

For the three and six months ended June 30, 2017, the Company incurred $3 and $6, respectively, in administrative fees. In addition, for the three and six months ended June 30, 2017, the Company incurred an additional $2 and $5, respectively, in administrative fees related to the integration of the American Capital Acquisition. These acquisition-related expenses are included in "professional fees and other costs related to the American Capital Acquisition" in the consolidated statement of operations. As of June 30, 2017, a total of $5 in administrative fees were unpaid and included in “accounts payable and other liabilities” in the accompanying consolidated balance sheet. For the three and six months ended June 30, 2016, the Company incurred $4 and $7, respectively, in administrative fees.

4.     INVESTMENTS

As of June 30, 2017 and December 31, 2016, investments consisted of the following:

	As of
	June 30, 2017		December 31, 2016
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans	$2,966	$2,850	$2,102	$2,036
Second lien senior secured loans	3,961	3,852	3,069	2,987
Subordinated certificates of the SDLP (2)	394	394	270	270
Subordinated certificates of the SSLP (3)	1,938	1,921	1,938	1,914
Senior subordinated loans	847	881	692	714
Collateralized loan obligations	202	197	—	—
Preferred equity securities	664	448	505	273
Other equity securities	763	955	458	626
Total	$11,735	$11,498	$9,034	$8,820
________________________________________

(1)	The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, if any.

(2)
The proceeds from these certificates were applied to co-investments with Varagon and its clients to fund first lien senior secured loans to 17 and 14 different borrowers as of June 30, 2017 and December 31, 2016, respectively.

(3)
The proceeds from these certificates were applied to co-investments with GE to fund first lien senior secured loans to 11 and 19 different borrowers as of June 30, 2017 and December 31, 2016, respectively.

The industrial and geographic compositions of the Company’s portfolio at fair value as of June 30, 2017 and December 31, 2016 were as follows:

	As of
	June 30, 2017	December 31, 2016
Industry
Investment Funds and Vehicles(1)	22.5%	25.2%
Business Services	17.0	9.8
Healthcare Services	15.4	14.3
Consumer Products	8.2	7.2
Other Services	6.0	8.9
Financial Services	3.8	4.2
Restaurants and Food Services	3.6	4.5
Power Generation	3.6	6.4
Manufacturing	3.4	3.8
Food and Beverage	3.0	2.2
Education	2.7	2.0
Containers and Packaging	2.2	2.8
Environmental Services	1.5	0.9
Automotive Services	1.3	1.9
Oil and Gas	1.2	1.0
Other	4.6	4.9
Total	100.0%	100.0%

________________________________________

(1)
Includes the Company’s investment in the SDLP, which had made first lien senior secured loans to 17 and 14 different borrowers as of June 30, 2017 and December 31, 2016, respectively, and the Company’s investment in the SSLP, which had made first lien senior secured loans to 11 and 19 different borrowers as of June 30, 2017 and December 31, 2016, respectively. The portfolio companies in the SDLP and SSLP are in industries similar to the companies in the Company’s portfolio.

	As of
Geographic Region	June 30, 2017	December 31, 2016
West(1)	37.1%	41.5%
Southeast	21.8	19.5
Midwest	20.8	19.7
Mid Atlantic	11.5	14.7
International	6.0	1.0
Northeast	2.8	3.6
Total	100.0%	100.0%
________________________________________

(1)
Includes the Company’s investment in the SDLP, which represented 3.4% and 3.1% of the total investment portfolio at fair value as of June 30, 2017 and December 31, 2016, respectively, and the Company's investment in the SSLP, which represented 16.7% and 21.7% of the total investment portfolio at fair value as of June 30, 2017 and December 31, 2016, respectively.

As of June 30, 2017, 2.7% of total investments at amortized cost (or 0.5% of total investments at fair value) were on non-accrual status. As of December 31, 2016, 2.9% of total investments at amortized cost (or 0.8% of total investments at fair value) were on non-accrual status.

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

The Company provides capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. As of June 30, 2017 and December 31, 2016, the Company and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates.

As of June 30, 2017 and December 31, 2016, the Company and Varagon and its clients had agreed to make capital available to the SDLP of $2,925 in the aggregate, of which $591 is to be made available from the Company. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP as discussed above. Below is a summary of the funded capital and unfunded capital commitments of the SDLP.

	As of
	June 30, 2017	December 31, 2016
Total capital funded to the SDLP(1)	$1,876	$1,285
Total capital funded to the SDLP by the Company(1)	$394	$270
Total unfunded capital commitments to the SDLP(2)	$173	$177
Total unfunded capital commitments to the SDLP by the Company(2)	$36	$37
___________________________________________________________________________

(1)	At principal amount.

(2)	These commitments have been approved by the investment committee of the SDLP and will be funded as the transactions are completed.

The SDLP Certificates pay a coupon of LIBOR plus 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, after expenses, which may result in a return to the holders of the SDLP Certificates that is greater than the stated coupon. The SDLP Certificates are junior in right of payment to the senior notes and intermediate funding notes.

The amortized cost and fair value of the SDLP Certificates held by the Company were $394 and $394, respectively, as of June 30, 2017. The Company’s yield on its investment in the SDLP at amortized cost and fair value was 14.0% and 14.0%, respectively, as of June 30, 2017. The amortized cost and fair value of the SDLP Certificates held by the Company were $270 and $270, respectively, as of December 31, 2016. The Company’s yield on its investment in the SDLP at amortized cost and fair value was 14.0% and 14.0%, respectively, as of December 31, 2016. For the three and six months ended June 30, 2017, the Company earned interest income of $11 and $21, respectively, from its investment in the SDLP Certificates. The Company is also entitled to certain fees in connection with the SDLP. For the three and six months ended June 30, 2017, in connection with the SDLP, the Company earned capital structuring service and other fees totaling $5 and $6, respectively.

As of June 30, 2017 and December 31, 2016, the SDLP's portfolio was comprised entirely of first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in the Company's portfolio. As of June 30, 2017 and December 31, 2016, none of the loans were on non-accrual status. Below is a summary of the SDLP's portfolio.

	As of
	June 30, 2017	December 31, 2016
Total first lien senior secured loans(1)	$1,866	$1,281
Largest loan to a single borrower(1)	$200	$125
Total of five largest loans to borrowers(1)	$792	$560
Number of borrowers in the SDLP	17	14
Commitments to fund delayed draw loans(2)	$173	$177
___________________________________________________________________________

(1)	At principal amount.

(2)	As discussed above, these commitments have been approved by the investment committee of the SDLP.

Senior Secured Loan Program

The Company and GE have co-invested in first lien senior secured loans of middle market companies through the SSLP. The SSLP has been capitalized as transactions are completed. All portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of the Company and GE (with approval from a representative of each required). The Company has provided capital to the SSLP in the form of subordinated certificates (the "SSLP Certificates"). As of June 30, 2017 and December 31, 2016, the Company and GE owned 87.5% and 12.5%, respectively, of the outstanding SSLP Certificates.

In August 2015, GE completed the sale of its U.S. Sponsor Finance business, through which GE had participated with the Company in the SSLP, to Canada Pension Plan Investment Board (‘‘CPPIB’’). This sale excluded GE’s interest in the SSLP, and the Company and GE continue to operate the SSLP. The Company and GE no longer have an obligation to present senior secured lending investment opportunities to the SSLP and since June 30, 2015, the SSLP has not made any investments related to new portfolio companies. On August 24, 2015, the Company was advised that GECC, as the holder of the senior notes of the SSLP (the ‘‘Senior Notes’’), directed State Street Bank and Trust Company, as trustee of the Senior Notes and the SSLP Certificates, pursuant to the terms of the indenture governing the Senior Notes and the SSLP Certificates, to apply all principal proceeds received by the SSLP from its investments to the repayment of the outstanding principal amount of the Senior Notes until paid in full (prior to the distribution of any such principal proceeds to the holders of the SSLP Certificates, which includes the Company). GECC had previously elected to waive its right to receive priority repayments on the Senior Notes from principal proceeds in most circumstances.

Below is a summary of the funded capital and unfunded capital commitments of the SSLP.

	As of
	June 30, 2017	December 31, 2016
Total capital funded to the SSLP(1)	$2,891	$3,819
Total capital funded to the SSLP by the Company(1)	$2,004	$2,004
Total unfunded capital commitments to the SSLP(2)	$50	$50
Total unfunded capital commitments to the SSLP by the Company(2)	$7	$7
___________________________________________________________________________

(1)	At principal amount.

(2)	These commitments have been approved by the investment committee of the SSLP and will be funded as the transactions are completed.

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

As of June 30, 2017 and December 31, 2016, the amortized cost and fair value of the SSLP Certificates held by the Company were $1,938 and $1,921, respectively, and $1,938 and $1,914, respectively. The Company’s yield on its investment in the SSLP at amortized cost and fair value was 5.8% and 5.8%, respectively, as of June 30, 2017, and 7.0% and 7.1%, respectively, as of December 31, 2016. For the three and six months ended June 30, 2017, the Company earned interest income of $29 and $63, respectively, from its investment in the SSLP Certificates. The Company is also entitled to certain fees in connection with the SSLP. For the three and six months ended June 30, 2017, in connection with the SSLP, the Company earned capital structuring service, sourcing and other fees totaling $3 and $5, respectively. For the three and six months ended June 30, 2016, the Company earned interest income of $58 and $116, respectively, from its investment in the SSLP Certificates. For the three and six months ended June 30, 2016, in connection with the SSLP, the Company earned capital structuring service, sourcing and other fees totaling $6 and $11, respectively.

In June 2017, the Company purchased the SSLP's entire $259 aggregate principal amount of first lien senior secured loan investments in Implus Footcare, LLC ("Implus") at fair value of $259. As a result of the transaction, the SSLP fully exited its investment in Implus.

As of June 30, 2017 and December 31, 2016, the SSLP's portfolio was comprised of all first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in the Company's portfolio. As of June 30, 2017 and December 31, 2016, none of these loans were on non-accrual status. Below is a summary of the SSLP's portfolio.

	As of
	June 30, 2017	December 31, 2016
Total first lien senior secured loans(1)	$1,675	$3,360
Largest loan to a single borrower(1)	$250	$260
Total of five largest loans to borrowers(1)	$1,023	$1,257
Number of borrowers in the SSLP	11	19
Commitments to fund delayed draw loans(2)	$50	$50

___________________________________________________________________________

(1)	At principal amount.

(2)	As discussed above, these commitments have been approved by the investment committee of the SSLP.

See Note 16 for a subsequent event relating to the SSLP.

Ivy Hill Asset Management, L.P.
Ivy Hill Asset Management, L.P. (“IHAM”) is an asset management services company and an SEC-registered investment adviser. The Company has made investments in IHAM, its wholly owned portfolio company, and previously made investments in certain vehicles managed by IHAM. As of June 30, 2017, IHAM had assets under management of approximately $4.3 billion. As of June 30, 2017, IHAM managed 23 vehicles and served as the sub-manager/sub-servicer for two other vehicles (these vehicles managed or sub-managed/sub-serviced by IHAM are collectively referred to as the “IHAM Vehicles”). IHAM earns fee income from managing the IHAM Vehicles and has also invested in certain of these vehicles as part of its business strategy. As of June 30, 2017 and December 31, 2016, IHAM had total investments of $225 and $223, respectively. For the three and six months ended June 30, 2017, IHAM had management and incentive fee income of $8 and $16, respectively, and other investment-related income of $6 and $13, respectively. For the three and six months ended June 30, 2016, IHAM had management and incentive fee income of $4 and $8, respectively, and other investment-related income of $6 and $11, respectively.

In connection with the American Capital Acquisition, which was completed on January 3, 2017 (the "Acquisition Date"), American Capital Asset Management, LLC ("ACAM"), a wholly owned portfolio company of American Capital, merged with and into IHAM, with IHAM remaining as the surviving entity as a wholly owned portfolio company of the Company. As a result of the merger of IHAM and ACAM, the Company's investment in IHAM increased by $179, which was recorded as a capital contribution in the amount of the fair value of the net assets of ACAM as of the Acquisition Date.  In January 2017, as a result of sales of certain assets previously held by ACAM, IHAM made a distribution to the Company of $103, which was recorded as a return of the Company’s capital contribution discussed above.  Also in connection with the American Capital Acquisition, the Company assumed a $7 bridge loan receivable from a wholly owned subsidiary of ACAM.  Such receivable amount was repaid by IHAM in January 2017. See Note 14 for additional information regarding the American Capital Acquisition. In March 2017, the Company made an additional capital contribution of $50 to IHAM, which was unrelated to the American Capital Acquisition. In June 2017, IHAM made a distribution to the Company of $52, which was recorded as a return of the Company's capital.

 The amortized cost and fair value of the Company’s investment in IHAM was $244 and $305, respectively, as of June 30, 2017, and $171 and $229, respectively, as of December 31, 2016. For the three and six months ended June 30, 2017, the Company received dividend income distributions from IHAM of $10 and $20, respectively. For the three and six months ended June 30, 2016, the Company received dividend income distributions from IHAM of $10 and $20, respectively.

From time to time, IHAM or certain IHAM Vehicles may purchase investments from, or sell investments to, the Company. For any such sales or purchases by the IHAM Vehicles to or from the Company, the IHAM Vehicles must obtain approval from third parties unaffiliated with the Company or IHAM, as applicable. During the six months ended June 30, 2017 and 2016, IHAM or certain of the IHAM Vehicles purchased $32 and $101, respectively, of investments from the Company. Net realized gains of $0 and $0 were recorded by the Company for the six months ended June 30, 2017 and 2016, respectively.

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

5.     DEBT

In accordance with the Investment Company Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 200% after such borrowing. On June 21, 2016, the Company, Ares Capital Management, Ares Venture Finance GP LLC and AVF LP received exemptive relief from the SEC allowing the Company to modify the Company's calculation of asset coverage requirements to exclude the SBA Debentures (defined below). As such, the Company's ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This exemptive relief provides the Company with increased investment flexibility but also increases the Company's risk related to leverage. As of June 30, 2017 the Company’s asset coverage was 242% (excluding the SBA Debentures).

The Company’s outstanding debt as of June 30, 2017 and December 31, 2016 was as follows:

	As of
	June 30, 2017					December 31, 2016
	Total Aggregate Principal Amount Committed/ Outstanding(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding(1)	Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$2,108	(2)	$920	$920		$1,265	$571	$571
Revolving Funding Facility	1,000		685	685		540	155	155
SMBC Funding Facility	400		160	160		400	105	105
SBA Debentures	75		25	25		75	25	24
2017 Convertible Notes	—		—	—	(3)	162	162	162	(4)
2018 Convertible Notes	270		270	268	(4)	270	270	267	(4)
2019 Convertible Notes	300		300	297	(4)	300	300	296	(4)
2022 Convertible Notes	388		388	366	(4)	—	—	—
2018 Notes	750		750	746	(5)	750	750	745	(5)
2020 Notes	600		600	596	(6)	600	600	596	(6)
January 2022 Notes	600		600	593	(7)	600	600	592	(7)
October 2022 Notes	—		—	—	(8)	183	183	179	(9)
2047 Notes	230		230	182	(10)	230	230	182	(10)
Total	$6,721		$4,928	$4,838		$5,375	$3,951	$3,874
______________________________________

(1)	Subject to borrowing base, leverage and other restrictions. Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.

(2)	Provides for a feature that allows the Company, under certain circumstances, to increase the size of the Revolving Credit Facility (as defined below) to a maximum of $3,095.

(3)	See below for more information on the repayment of the 2017 Convertible Notes at maturity.

(4)
Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes (as defined below). As of June 30, 2017, the total unamortized debt issuance costs and the unaccreted discount for the 2018 Convertible Notes, the 2019 Convertible Notes and the 2022 Convertible Notes (each as defined below) were $2, $3 and $22, respectively. As of December 31, 2016, the total unamortized debt issuance costs and the unaccreted discount for the 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes (each as defined below) were $0, $3 and $4, respectively.

(5)
Represents the aggregate principal amount outstanding of the 2018 Notes (as defined below) less unamortized debt issuance costs and plus the net unamortized premium that was recorded upon the issuances of the 2018 Notes. As of June 30, 2017 and December 31, 2016, the total unamortized debt issuance costs less the net unamortized premium was $4 and $5, respectively.

(6)
Represents the aggregate principal amount outstanding of the 2020 Notes (as defined below) less unamortized debt issuance costs and the net unaccreted discount recorded upon the issuances of the 2020 Notes. As of June 30, 2017 and December 31, 2016, the total unamortized debt issuance costs and the net unaccreted discount was $4 and $4, respectively.

(7)
Represents the aggregate principal amount outstanding of the January 2022 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the January 2022 Notes. As of June 30, 2017 and December 31, 2016, the total unamortized debt issuance costs and the unaccreted discount was $7 and $8, respectively.

(8)	See below for more information on the repayment of the October 2022 Notes (as defined below).

(9)
Represents the aggregate principal amount outstanding of the October 2022 Notes (as defined below) less unamortized debt issuance costs. As of December 31, 2016, the total unamortized debt issuance costs was $4.

(10)
Represents the aggregate principal amount outstanding of the 2047 Notes (as defined below) less the unaccreted purchased discount recorded as a part of the Allied Acquisition (as defined below). As of June 30, 2017 and December 31, 2016, the total unaccreted purchased discount was $48 and $48, respectively.

The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all the Company’s outstanding debt as of June 30, 2017 were 3.9% and 4.6 years, respectively, and as of December 31, 2016 were 4.2% and 4.8 years, respectively.

Revolving Credit Facility

The Company is party to a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), which allows the Company to borrow up to $2,108 at any one time outstanding. The Revolving Credit Facility consists of a $395 term loan tranche with a stated maturity date of January 4, 2022 and a $1,713 revolving tranche. For $1,630 of the revolving tranche, the end of the revolving period and the stated maturity date are January 4, 2021 and January 4, 2022, respectively. For $38 of the revolving tranche, the end of the revolving period and the stated maturity date are May 4, 2020 and May 4, 2021, respectively. For the remaining $45 of the revolving tranche, the end of the revolving period and the stated maturity date are May 4, 2019 and May 4, 2020, respectively. The Revolving Credit Facility also provides for a feature that allows the Company, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of $3,095. The Revolving Credit Facility generally requires payments of interest at the end of each LIBOR interest period, but no less frequently than quarterly, on LIBOR based loans, and monthly payments of interest on other loans. From the end of the revolving period to the stated maturity date as applicable for each revolving tranche, the Company is required to repay outstanding principal amounts under such revolving tranche on a monthly basis in an amount equal to 1/12th of the outstanding principal amount at the end of the revolving period.

Under the Revolving Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of the Company and its consolidated subsidiaries (subject to certain exceptions) of not less than 2.0:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Credit Facility. Amounts available to borrow under the Revolving Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio that are pledged as collateral. As of June 30, 2017, the Company was in compliance in all material respects with the terms of the Revolving Credit Facility.

As of June 30, 2017 and December 31, 2016, there were $920 and $571 outstanding, respectively, under the Revolving Credit Facility. As of June 30, 2017, the Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $150. As of June 30, 2017 and December 31, 2016, the Company had $30 and $28, respectively, in letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued. As of June 30, 2017, there was $1,158 available for borrowing (net of letters of credit issued) under the Revolving Credit Facility.

The interest rate charged on the Revolving Credit Facility is based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over an  “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility), in each case, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of June 30, 2017, the interest rate in effect was LIBOR plus 1.75%. As of June 30, 2017, the one, two, three and six month LIBOR was 1.22%, 1.25%, 1.30% and 1.45%, respectively. As of December 31, 2016, the one, two, three and six month LIBOR was 0.77%, 0.82%, 1.00% and 1.32%, respectively. In addition to the stated interest expense on the Revolving Credit Facility, the Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. The Company is also required to pay a letter of credit fee of either 2.00% or 2.25% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility.

The Revolving Credit Facility is secured by certain assets in the Company’s portfolio and excludes investments held by Ares Capital CP under the Revolving Funding Facility, those held by ACJB under the SMBC Funding Facility and those held by AVF LP under the SBA Debentures, each as described below, and certain other investments.

For the three and six months ended June 30, 2017 and 2016, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Stated interest expense	$4	$5	$8	$10
Facility fees	2	—	3	1
Amortization of debt issuance costs	1	1	2	1
Total interest and credit facility fees expense	$7	$6	$13	$12
Cash paid for interest expense	$4	$5	$8	$10
Average stated interest rate	2.92%	2.24%	2.73%	2.24%
Average outstanding balance	$597	$932	$601	$907

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

Amounts available to borrow under the Revolving Funding Facility are subject to a borrowing base that applies different advance rates to different types of assets held by Ares Capital CP. Ares Capital CP is also subject to limitations with respect to the loans securing the Revolving Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests, loans with fixed rates and loans with certain investment ratings, as well as restrictions on portfolio company leverage, which may also affect the borrowing base and therefore amounts available to borrow. The Company and Ares Capital CP are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the agreements governing the Revolving Funding Facility. As of June 30, 2017, the Company and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

As of June 30, 2017 and December 31, 2016, there was $685 and $155 outstanding, respectively, under the Revolving Funding Facility. Since January 3, 2017, the interest rate charged on the Revolving Funding Facility is based on LIBOR plus 2.30% per annum or a "base rate" (as defined in the agreements governing the Revolving Funding Facility) plus 1.30% per annum. Prior to and including January 3, 2017, the interest rate charged on the Revolving Funding Facility was based on an applicable spread ranging from 2.25% to 2.50% over LIBOR or ranging from 1.25% to 1.50% over a “base rate” (as defined in the agreements governing the Revolving Funding Facility) in each case, determined monthly based on the composition of the borrowing base relative to outstanding borrowings under the Revolving Funding Facility. Ares Capital CP is required to pay a commitment fee between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility. Ares Capital CP is also required to pay a commitment termination premium in an amount equal to 1.00% of any commitment reduction prior to January 3, 2018 and 0.50% for any commitment reduction prior to July 3, 2018.

For the three and six months ended June 30, 2017 and 2016, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Funding Facility were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Stated interest expense	$5	$1	$9	$2
Facility fees	1	—	1	1
Amortization of debt issuance costs	1	1	2	1
Total interest and credit facility fees expense	$7	$2	$12	$4
Cash paid for interest expense	$4	$1	$6	$2
Average stated interest rate	3.39%	2.73%	3.26%	2.72%
Average outstanding balance	$572	$126	$569	$139

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

Amounts available to borrow under the SMBC Funding Facility are subject to a borrowing base that applies an advance rate to assets held by ACJB. The Company and ACJB are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the SMBC Funding Facility. As of June 30, 2017, the Company and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

As of June 30, 2017 and December 31, 2016, there was $160 and $105 outstanding, respectively, under the SMBC Funding Facility. The interest rate charged on the SMBC Funding Facility is based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over a “base rate” (as defined in the agreements governing the SMBC Funding Facility), in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. As of June 30, 2017, the interest rate in effect was LIBOR plus 1.75%. As of June 30, 2017 and December 31, 2016, the interest rate in effect was based on the one month LIBOR, which was 1.03% and 0.71%, respectively. ACJB is required to pay a commitment fee of between 0.35% and 0.875% per annum depending on the size of the unused portion of the SMBC Funding Facility.

For the three and six months ended June 30, 2017 and 2016, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SMBC Funding Facility were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Stated interest expense	$1	$1	$1	$1
Facility fees	—	—	—	1
Amortization of debt issuance costs	—	—	1	1
Total interest and credit facility fees expense	$1	$1	$2	$3
Cash paid for interest expense	$1	$1	$1	$1
Average stated interest rate	2.81%	2.22%	2.70%	2.21%
Average outstanding balance	$106	$124	$113	$119

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

The license from the SBA allows AVF LP to obtain leverage by issuing SBA-guaranteed debentures (the “SBA Debentures”), subject to issuance of a capital commitment by the SBA and other customary procedures. Leverage through the SBA Debentures is subject to required capitalization thresholds. Current SBA regulations limit the amount that any SBIC may borrow to $150 and as of June 30, 2017, the original amount committed to AVF LP by the SBA was $75. Any undrawn commitments expire on September 30, 2019. The SBA Debentures are non-recourse to the Company, have interest payable semi-annually, have a 10-year maturity and may be prepaid at any time without penalty. As of June 30, 2017, AVF LP had $25 of the SBA Debentures issued and outstanding, which mature between September 2025 and March 2026. As of June 30, 2017, AVF LP was in compliance in all material respects with SBA regulatory requirements.
The interest rate for the SBA Debentures is fixed at the time the SBA Debentures and other applicable SBA-guaranteed debentures can be pooled and sold to the public and is based on a spread over U.S. treasury notes with 10-year maturities. The pooling of newly issued SBA-guaranteed debentures occurs twice per year. The spread includes an annual charge as determined by the SBA (the ‘‘Annual Charge’’) as well as a market-driven component. Prior to the 10-year fixed interest rate being determined, the interim interest rate charged for the SBA-guarantee debentures is based on LIBOR plus an applicable spread of 0.30% and the Annual Charge. As of June 30, 2017 and December 31, 2016, the weighted average fixed interest rate in effect for the SBA Debentures was 3.48%.

For the three and six months ended June 30, 2017 and 2016, the components of interest expense, cash paid for interest expense, average stated interest rate and average outstanding balances for the SBA Debentures were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Stated interest expense	$—	$—	$1	$1
Amortization of debt issuance costs	—	—	—	—
Total interest and credit facility fees expense	$—	$—	$1	$1
Cash paid for interest expense	$—	$—	$—	$—
Average stated interest rate	3.48%	3.48%	3.48%	3.31%
Average outstanding balance	$25	$25	$25	$24

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

In certain circumstances, the Convertible Unsecured Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of its common stock, at the Company’s election, at their respective conversion rates (listed below as of June 30, 2017) subject to customary anti-dilution adjustments and the requirements of their respective indenture (the “Convertible Unsecured Notes Indentures”). Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Unsecured Notes only under certain circumstances set forth in the Convertible Unsecured Notes Indentures. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Unsecured Notes at any time. In addition, if the Company engages in certain corporate events as described in their respective Convertible Unsecured Notes Indenture, holders of the Convertible Unsecured Notes may require the Company to repurchase for cash all or part of the Convertible Unsecured Notes at a repurchase price equal to 100% of the principal amount of the Convertible Unsecured Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

Certain key terms related to the convertible features for each of the Convertible Unsecured Notes as of June 30, 2017 are listed below.

	2018 Convertible Notes	2019 Convertible Notes	2022 Convertible Notes
Conversion premium	17.5%	15.0%	15.0%
Closing stock price at issuance	$16.91	$17.53	$16.86
Closing stock price date	October 3, 2012	July 15, 2013	January 23, 2017
Conversion price(1)	$19.64	$19.99	$19.39
Conversion rate (shares per one thousand dollar principal amount)(1)	50.9054	50.0292	51.5756
Conversion dates	July 15, 2017	July 15, 2018	August 1, 2021
________________________________________

(1)	Represents conversion price and conversion rate, as applicable, as of June 30, 2017, taking into account certain de minimis adjustments that will be made on the conversion date.

As of June 30, 2017, the principal amounts of each series of the Convertible Unsecured Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

The Convertible Unsecured Notes Indentures contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of the Convertible Unsecured Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Unsecured Notes Indentures. As of June 30, 2017, the Company was in compliance in all material respects with the terms of the Convertible Unsecured Notes Indentures.

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

	2018 Convertible Notes	2019 Convertible Notes	2022 Convertible Notes
Debt and equity component percentages, respectively(1)	98.0% and 2.0%	99.8% and 0.2%	96.0% and 4.0%
Debt issuance costs(1)	$6	$4	$9
Equity issuance costs(1)	$—	$—	$—
Equity component, net of issuance costs(2)	$5	$1	$15
________________________________________

(1)	At time of issuance.

(2)	At time of issuance and as of June 30, 2017.

In addition to the original issue discount equal to the equity components of the Convertible Unsecured Notes, the 2018 Convertible Notes and the 2019 Convertible Notes were each issued at a discount. The Company records interest expense comprised of both stated interest expense as well as accretion of any original issue discount.

As of June 30, 2017, the components of the carrying value of the Convertible Unsecured Notes, the stated interest rate and the effective interest rate were as follows:

	2018 Convertible Notes	2019 Convertible Notes	2022 Convertible Notes
Principal amount of debt	$270	$300	$388
Debt issuance costs, net of amortization	(1)	(1)	(8)
Original issue discount, net of accretion	(1)	(2)	(14)
Carrying value of debt	$268	$297	$366
Stated interest rate	4.750%	4.375%	3.750%
Effective interest rate(1)	5.3%	4.7%	4.5%
________________________________________

(1)	The effective interest rate of the debt component of the Convertible Unsecured Notes is equal to the stated interest rate plus the accretion of original issue discount.

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

For the three and six months ended June 30, 2017 and 2016, the components of interest expense and cash paid for interest expense for the Convertible Unsecured Notes are listed below. For the three months ended June 30, 2016, the following also includes components of interest expense and cash paid for interest expense for the June 2016 Convertible Notes. For the six months ended June 30, 2016, the following also includes components of interest expense and cash paid for interest expense for the February 2016 Convertible Notes and the June 2016 Convertible Notes.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Stated interest expense	$10	$10	$21	$25
Amortization of debt issuance costs	1	1	1	2
Accretion of original issue discount	1	2	3	4
Total interest expense	$12	$13	$25	$31
Cash paid for interest expense	$—	$6	$17	$40

Unsecured Notes

2018 Notes

The Company has issued $750 in aggregate principal amount of unsecured notes that mature on November 30, 2018 (the “2018 Notes”). The 2018 Notes bear interest at a rate of 4.875% per year, payable semi-annually and all principal is due upon maturity. The 2018 Notes may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to par plus a “make whole” premium, as determined pursuant to the indenture governing the 2018 Notes, and any accrued and unpaid interest. $600 in aggregate principal amount of the 2018 Notes were issued at a discount to the principal amount and $150 in aggregate principal amount of the 2018 Notes were issued at a premium to the principal amount.

2020 Notes

The Company has issued $600 in aggregate principal amount of unsecured notes that mature on January 15, 2020 (the “2020 Notes”). The 2020 Notes bear interest at a rate of 3.875% per year, payable semi-annually and all principal is due upon maturity. The 2020 Notes may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indenture governing the 2020 Notes, and any accrued and unpaid interest. $400 in aggregate principal amount of the 2020 Notes were issued at a discount to the principal amount and $200 in aggregate principal amount of the 2020 Notes were issued at a premium to the principal amount.

January 2022 Notes

The Company has issued $600 in aggregate principal amount of unsecured notes that mature on January 19, 2022 (the “January 2022 Notes”). The January 2022 Notes bear interest at a rate of 3.625% per year, payable semi-annually and all principal is due upon maturity. The January 2022 Notes may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indenture governing the January 2022 Notes, and any accrued and unpaid interest. The January 2022 Notes were issued at a discount to the principal amount.

October 2022 Notes

In June 2017, the Company redeemed the entire $183 in aggregate principal amount outstanding of the unsecured notes that were scheduled to mature on October 1, 2022 (the ‘‘October 2022 Notes’’) in accordance with the terms of the indenture governing the October 2022 Notes. The October 2022 Notes bore interest at a rate of 5.875% per year, payable quarterly. The October 2022 Notes were redeemed at par plus accrued and unpaid interest for a total redemption price of approximately $185, which resulted in a realized loss on the extinguishment of debt of $4.

2047 Notes

As part of the acquisition of Allied Capital Corporation (“Allied Capital”) in April 2010 (the “Allied Acquisition”), the Company assumed $230 aggregate principal amount of unsecured notes due on April 15, 2047 (the “2047 Notes” and together with the 2018 Notes, the 2020 Notes, and the January 2022 Notes, the “Unsecured Notes”). The 2047 Notes bear interest at a rate of 6.875%, payable quarterly and all principal is due upon maturity. The 2047 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option, at a par redemption price of $25.00 per security plus accrued and unpaid interest. As of June 30, 2017 and December 31, 2016, the outstanding principal was $230 and $230 respectively, and the carrying value was $182 and $182, respectively. The carrying value represents the outstanding principal amount of the 2047 Notes less the unaccreted purchased discount recorded as a part of the Allied Acquisition.

For the three and six months ended June 30, 2017 and 2016, the components of interest expense and cash paid for interest expense for the Unsecured Notes are listed below. For the three and six months ended June 30, 2017 and 2016, the following also includes components of interest expense and cash paid for interest expense for the October 2022 Notes.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Stated interest expense	$27	$22	$54	$43
Amortization of debt issuance costs	1	1	3	2
Accretion of purchase discount	—	—	—	—
Total interest expense	$28	$23	$57	$45
Cash paid for interest expense	$27	$25	$53	$43

The Unsecured Notes contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of such notes under certain circumstances. These covenants are subject to important limitations and exceptions set forth in the indentures governing such notes. As of June 30, 2017, the Company was in compliance in all material respects with the terms of the respective indentures governing each of the Unsecured Notes.

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

6.     DERIVATIVE INSTRUMENTS

The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. As of June 30, 2017 and December 31, 2016, the counterparty to these forward currency contracts was Bank of Montreal. Net unrealized gains or losses on foreign currency contracts are included in “net unrealized gains (losses) from foreign currency and other transactions” and net realized gains or losses on forward currency contracts are included in "net realized gains (losses) from foreign currency transactions" in the accompanying consolidated statement of operations.

The Company had an agreement with the SDLP to sell certain of the Company's investments to the SDLP at a mutually agreed upon price on a future date (the "Forward Sale Agreement"). The value of the Forward Sale Agreement with the SDLP changed as the fair value of the identified loans changed and as additional loans were added to such agreement. In July 2016, the Company and Varagon and its clients completed the initial funding of the SDLP. In conjunction with the initial funding, the Company and Varagon and its clients sold investment commitments to the SDLP and the Forward Sale Agreement was terminated. For the six months ended June 30, 2016, the unrealized gain related to this agreement was included in the "net unrealized gains (losses) from foreign currency and other transactions" in the accompanying consolidated statement of operations.

Forward currency contracts are considered undesignated derivative instruments.

Certain information related to the Company’s derivative financial instruments is presented below as of June 30, 2017 and December 31, 2016.

	As of June 30, 2017
Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Amount Offset in the Balance Sheet	Balance Sheet Location of Net Amounts
Foreign currency forward contract	€2	7/5/2017	$2	$(2)	$—	Accounts payable and other liabilities
Foreign currency forward contract	€26	8/14/2017	29	(30)	(1)	Accounts payable and other liabilities
Foreign currency forward contract	€2	10/5/2017	2	(2)	—	Other Assets
Foreign currency forward contract	£220	8/14/2017	286	(287)	(1)	Accounts payable and other liabilities
Foreign currency forward contract	£32	7/14/2017	42	(42)	—	Accounts payable and other liabilities
Total			$361	$(363)	$(2)

	As of December 31, 2016
Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Amount Offset in the Balance Sheet	Balance Sheet Location of Net Amounts
Foreign currency forward contract	€2	1/5/2017	$3	$(3)	$—	Other Assets
Total			$3	$(3)	$—

7.     COMMITMENTS AND CONTINGENCIES

The Company has various commitments to fund investments in its portfolio as described below. As of June 30, 2017 and December 31, 2016, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) the Company’s discretion:

	As of
	June 30, 2017	December 31, 2016
Total revolving and delayed draw loan commitments	$628	$411
Less: drawn commitments	(137)	(81)
Total undrawn commitments	491	330
Less: commitments substantially at discretion of the Company	(19)	(12)
Less: unavailable commitments due to borrowing base or other covenant restrictions	—	—
Total net adjusted undrawn revolving and delayed draw loan commitments	$472	$318

Included within the total revolving and delayed draw loan commitments as of June 30, 2017 and December 31, 2016 were delayed draw loan commitments totaling $159 and $92, respectively. The Company’s commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels).

Also included within the total revolving and delayed draw loan commitments as of June 30, 2017 were commitments to issue up to $80 in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2017, the Company had $14 in letters of credit issued and outstanding under these commitments on behalf of portfolio companies. For all these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company recorded a liability of $3 for certain letters of credit issued and outstanding and none of the other letters of credit issued and outstanding were recorded as a liability on the Company’s balance sheet as such other letters of credit are considered in the valuation of the investments in the portfolio company. Of these letters of credit, $2 expire in 2017 and $12 expire in 2018.

The Company also has commitments to co-invest in the SSLP and the SDLP for the Company’s portion of the SSLP's and the SDLP’s commitments to fund delayed draw loans to certain portfolio companies of the SSLP and the SDLP. See Note 4 for more information.

As of June 30, 2017 and December 31, 2016, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

	As of
	June 30, 2017	December 31, 2016
Total private equity commitments	$88	$57
Less: funded private equity commitments	(34)	(17)
Total unfunded private equity commitments	54	40
Less: private equity commitments substantially at discretion of the Company	(53)	(39)
Total net adjusted unfunded private equity commitments	$1	$1

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

In addition, in the ordinary course of business, the Company may guarantee certain obligations in connection with its portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable.

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

The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of June 30, 2017 and December 31, 2016. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of June 30, 2017
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
First lien senior secured loans	$2,850	Yield analysis	Market yield	3.8% - 17.8%	9.0%
Second lien senior secured loans	3,852	Yield analysis	Market yield	8.3% - 23.0%	11.0%
Subordinated certificates of the SDLP	394	Discounted cash flow analysis	Discount rate	11.5% - 12.5%	12.0%
Subordinated certificates of the SSLP	1,921	Market approach	Transaction value(1)
Senior subordinated loans	881	Yield analysis	Market yield	10.0% - 17.5%	12.0%
Collateralized loan obligations	197	Discounted cash flow analysis	Discount rate	8.5% - 18.0%	11.0%
			Constant prepayment rate	19.3% - 22.0%	20.3%
			Constant default rate	1.7% - 3.7%	2.3%
Preferred equity securities	448	EV market multiple analysis	EBITDA multiple	2.8x - 15.0x	8.8x
Other equity securities and other	933	EV market multiple analysis	EBITDA multiple	3.3x - 19.7x	10.5x
Total investments	$11,476
___________________________________________________________________________

(1)	See Note 16 for a subsequent event relating to the SSLP.

	As of December 31, 2016
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
First lien senior secured loans	$2,036	Yield analysis	Market yield	5.5% - 20.0%	9.3%
Second lien senior secured loans	2,987	Yield analysis	Market yield	8.4% - 20.8%	10.7%
Subordinated certificates of the SDLP	270	Discounted cash flow analysis	Discount rate	11.0% - 12.0%	11.5%
Subordinated certificates of the SSLP	1,914	Discounted cash flow analysis	Discount rate	6.5% - 7.5%	7.0%
Senior subordinated loans	714	Yield analysis	Market yield	9.8% - 17.5%	12.2%
Preferred equity securities	273	EV market multiple analysis	EBITDA multiple	3.5x - 14.8x	8.6	x
Other equity securities and other	619	EV market multiple analysis	EBITDA multiple	5.0x - 16.4x	10.7	x
Total investments	$8,813

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

The following table presents fair value measurements of cash and cash equivalents, investments and derivatives as of June 30, 2017:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$536	$536	$—	$—
Investments not measured at net asset value	$11,476	$—	$—	$11,476
Investments measured at net asset value (1)	$22
Total investments	$11,498
Derivatives	$(2)	$—	(2)	$—

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

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following table presents changes in investments that use Level 3 inputs as of and for the three and six months ended June 30, 2017:

As of and For the Three Months Ended June 30, 2017
Balance as of March 31, 2017	$11,385
Net realized gains	112
Net unrealized losses	(41)
Purchases	1,888
Sales	(575)
Redemptions	(1,312)
Payment-in-kind interest and dividends	17
Net accretion of discount on securities	2
Net transfers in and/or out of Level 3	—
Balance as of June 30, 2017	$11,476

As of and For the Six Months Ended June 30, 2017
Balance as of December 31, 2016	$8,813
Net realized gains	125
Net unrealized losses	(23)
Investments acquired as part of the American Capital Acquisition	2,527
Purchases	2,793
Sales	(993)
Redemptions	(1,808)
Payment-in-kind interest and dividends	37
Net accretion of discount on securities	5
Net transfers in and/or out of Level 3	—
Balance as of June 30, 2017	$11,476

As of June 30, 2017, the net unrealized depreciation on the investments that use Level 3 inputs was $250. For the six months ended June 30, 2017, the net transfers out of Level 3 were due to privately held equity investments converting to publicly traded stock.

For the three and six months ended June 30, 2017, the total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the Company’s Level 3 assets still held as of June 30, 2017, and reported within the net unrealized gains (losses) from investments, foreign currency and other transactions in the Company’s consolidated statement of operations was $61 and $46, respectively.

The following table presents changes in investments that use Level 3 inputs as of and for the three and six months ended June 30, 2016:

As of and For the Three Months Ended June 30, 2016
Balance as of March 31, 2016	$9,057
Net realized gains	29
Net unrealized losses	24
Purchases	517
Sales	(161)
Redemptions	(586)
Payment-in-kind interest and dividends	12
Net accretion of discount on securities	1
Net transfers in and/or out of Level 3	—
Balance as of June 30, 2016	$8,893

As of and For the Six Months Ended June 30, 2016
Balance as of December 31, 2015	$9,045
Net realized gains	54
Net unrealized losses	20
Purchases	1,010
Sales	(288)
Redemptions	(965)
Payment-in-kind interest and dividends	20
Net accretion of discount on securities	3
Net transfers in and/or out of Level 3	(6)
Balance as of June 30, 2016	$8,893

As of June 30, 2016, the net unrealized depreciation on the investments that use Level 3 inputs was $86. For the six months ended June 30, 2016, the net transfers out of Level 3 were due to privately held equity investments converting to publicly traded stock.

For the three months and six months ended June 30, 2016, the total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the Company’s Level 3 assets still held as of June 30, 2016, and reported within the net unrealized gains (losses) from investments, foreign currency and other transactions in the Company’s consolidated statement of operations were $45 and $45, respectively.

The following table presents changes in derivatives that use Level 3 inputs as of and for the three and six months ended June 30, 2016:

As of and For the Three Months Ended June 30, 2016
Balance as of March 31, 2016	$4
Net unrealized gains	1
Balance as of June 30, 2016	$5

As of and For the Six Months Ended June 30, 2016
Balance as of December 31, 2015	$3
Net unrealized gains	2
Balance as of June 30, 2016	$5

As of June 30, 2016, the net unrealized appreciation on the derivatives that use Level 3 inputs was $5.

Following are the carrying and fair values of the Company’s debt obligations as of June 30, 2017 and December 31, 2016. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	June 30, 2017			December 31, 2016
	Carrying value(1)		Fair value	Carrying value(1)		Fair value
Revolving Credit Facility	$920		$920	$571		$571
Revolving Funding Facility	685		685	155		155
SMBC Funding Facility	160		160	105		105
SBA Debentures	25		25	24		25
2017 Convertible Notes (principal amount outstanding of $0 and $162, respectively)	—		—	162	(2)	163
2018 Convertible Notes (principal amount outstanding of $270)	268	(2)	274	267	(2)	278
2019 Convertible Notes (principal amount outstanding of $300)	297	(2)	311	296	(2)	312
2022 Convertible Notes (principal amount outstanding of $388 and $0, respectively)	366	(2)	390	—		—
2018 Notes (principal amount outstanding of $750)	746	(3)	777	745	(3)	776
2020 Notes (principal amount outstanding of $600)	596	(4)	614	596	(4)	608
January 2022 Notes (principal amount outstanding of $600)	593	(5)	607	592	(5)	584
October 2022 Notes (principal amount outstanding of $0 and $183,respectively)	—		—	179	(6)	184
2047 Notes (principal amount outstanding of $230)	182	(7)	233	182	(7)	228
	$4,838	(8)	$4,996	$3,874	(8)	$3,989
________________________________________

(1)	The Revolving Credit Facility, the Revolving Funding Facility and the SMBC Funding Facility carrying values are the same as the principal amounts outstanding.

(2)	Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes less unamortized debt issuance costs and the unaccreted discount recorded upon the issuances of such notes.

(3)	Represents the aggregate principal amount outstanding of the 2018 Notes less unamortized debt issuance costs plus the net unamortized premium recorded upon the issuances of the 2018 Notes.

(4)	Represents the aggregate principal amount outstanding of the 2020 Notes less unamortized debt issuance costs and the net unaccreted discount recorded upon the issuances of the 2020 Notes.

(5)	Represents the aggregate principal amount outstanding of the January 2022 Notes less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the January 2022 Notes.

(6)	Represents the aggregate principal amount outstanding of the October 2022 Notes less unamortized debt issuance costs.

(7)	Represents the aggregate principal amount outstanding of the 2047 Notes less the unaccreted purchased discount.

(8)	Total principal amount of debt outstanding totaled $4,928 and $3,951 as of June 30, 2017 and December 31, 2016, respectively.

The following table presents fair value measurements of the Company’s debt obligations as of June 30, 2017 and December 31, 2016:

	As of
Fair Value Measurements Using	June 30, 2017	December 31, 2016
Level 1	$233	$412
Level 2	4,763	3,577
Total	$4,996	$3,989

9.     STOCKHOLDERS' EQUITY

There were no sales of the Company’s equity securities for the six months ended June 30, 2017 and 2016. See Note 11 for information regarding shares of common stock issued or purchased in accordance with the Company's dividend reinvestment plan.

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

As of June 30, 2017, the Company had repurchased a total of 0.5 shares of its common stock in the open market under the stock repurchase program since the program's inception in September 2015, at an average price of $13.92 per share, including commissions paid, leaving approximately $293 available for additional repurchases under the program. During the six months ended June 30, 2017, the Company did not repurchase any shares of the Company's common stock under the stock repurchase program. During the six months ended June 30, 2016, the Company repurchased a total of 0.4 shares of the Company’s common stock in the open market for $5 under the stock repurchase program. The shares were repurchased at an average price of $13.94 per share, including commissions paid.

10.     EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted net increase in stockholders' equity resulting from operations per share for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net increase in stockholders' equity resulting from operations available to common stockholders	$178	$157	$296	$289
Weighted average shares of common stock outstanding—basic and diluted	426	314	424	314
Basic and diluted net increase in stockholders' equity resulting from operations per share	$0.42	$0.50	$0.70	$0.92

For the purpose of calculating diluted net increase in stockholders' equity resulting from operations per share, the average closing price of the Company's common stock for the three and six months ended June 30, 2017 was less than the conversion price for each of the Convertible Unsecured Notes outstanding as of June 30, 2017 and the 2017 Convertible Notes. For the three and six months ended June 30, 2016, the average closing price of the Company's common stock was less than the conversion price for each of the Convertible Unsecured Notes outstanding as of June 30, 2016, as well as for the February 2016 Convertible Notes, the June 2016 Convertible Notes and the 2017 Convertible Notes. Therefore, for all periods presented in the financial statements, the underlying shares for the intrinsic value of the embedded options in the Convertible Unsecured Notes, the February 2016 Convertible Notes, the June 2016 Convertible Notes and the 2017 Convertible Notes had no impact on the computation of diluted net increase in stockholders' equity resulting from operations per share.

11.    DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company's dividends declared and payable during the six months ended June 30, 2017 and 2016:

Date declared	Record date	Payment date	Per share amount	Total amount
May 3, 2017	June 15, 2017	June 30, 2017	$0.38	$162
February 22, 2017	March 15, 2017	March 31, 2017	0.38	162
Total declared and payable for the six months ended June 30, 2017			$0.76	$324

May 4, 2016	June 15, 2016	June 30, 2016	$0.38	$119
February 26, 2016	March 15, 2016	March 31, 2016	0.38	120
Total declared and payable for the six months ended June 30, 2016			$0.76	$239

The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. When the Company issues new shares in connection with the dividend reinvestment plan, the issue price is equal to the closing price of its common stock on the dividend payment date. Dividend reinvestment plan activity for the six months ended June 30, 2017 and 2016, was as follows:

	For the Six Months Ended June 30,
	2017	2016
Shares issued	0.4	—
Average issue price per share	$17.38	$—
Shares purchased by plan agent to satisfy dividends declared and payable during the period for stockholders	0.6	0.8
Average purchase price per share	$16.53	$14.55

12.    RELATED PARTY TRANSACTIONS

In accordance with the investment advisory and management agreement, the Company bears all costs and expenses of the operation of the Company and reimburses its investment adviser or its affiliates for certain of such costs and expenses incurred in the operation of the Company. For the three and six months ended June 30, 2017, the Company's investment adviser or its affiliates incurred such expenses totaling $1 and $2, respectively. For the three and six months ended June 30, 2016, the Company's investment adviser or its affiliates incurred such expenses totaling $1 and $3, respectively.

The Company is party to office leases pursuant to which it is leasing office facilities from third parties. For certain of these office leases, the Company has also entered into separate subleases with Ares Management LLC, the sole member of Ares Capital Management, and IHAM, pursuant to which Ares Management LLC and IHAM sublease a portion of these leases. For the three and six months ended June 30, 2017, amounts payable to the Company under these subleases totaled $2 and $4, respectively. For the three and six months ended June 30, 2016, amounts payable to the Company under these subleases totaled $2 and $3, respectively.

Ares Management LLC has also entered into separate subleases with the Company, pursuant to which the Company subleases certain office spaces from Ares Management LLC. For the three and six months ended June 30, 2017, amounts payable to Ares Management LLC under these subleases totaled $0 and $0, respectively. For the three and six months ended June 30, 2016, amounts payable to Ares Management LLC under these subleases totaled $0 and $0, respectively.

The Company has also entered into agreements with Ares Management LLC and IHAM, pursuant to which Ares Management LLC and IHAM are entitled to use the Company's proprietary portfolio management software. For the three and six months ended June 30, 2017, amounts payable to the Company under these agreements totaled $0 and $0, respectively. For the three and six months ended June 30, 2016, amounts payable to the Company under these agreements totaled $0 and $0, respectively.

As part of the American Capital Acquisition, the Company assumed a long term incentive plan liability related to certain employees of a subsidiary of ACAM, which is now a subsidiary of IHAM. The liability is determined based on the fair value of certain investments acquired in the American Capital Acquisition. As of June 30, 2017, the liability amount was estimated to be $26 and is included within accounts payable and other liabilities in the Company's consolidated balance sheet. This liability will be paid on an annual basis based on exited investments in a given calendar year and the value received upon their exit.

See Notes 3, 4, 6 and 14 for descriptions of other related party transactions.

13.   FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights as of and for the six months ended June 30, 2017 and 2016:

	As of and For the Six Months Ended June 30,
Per Share Data:	2017	2016
Net asset value, beginning of period(1)	$16.45	$16.46
Issuances of common stock (see Note 14)	(0.01)	—
Deemed contribution from Ares Capital Management (See Note 14)	0.12	—
Issuance of convertible notes	0.04	—
Net investment income for period(2)	0.51	0.69
Net realized and unrealized gains for period(2)	0.19	0.23
Net increase in stockholders' equity	0.85	0.92
Total distributions to stockholders	(0.76)	(0.76)
Net asset value at end of period(1)	$16.54	$16.62
Per share market value at end of period	$16.38	$14.20
Total return based on market value(3)	3.94%	4.98%
Total return based on net asset value(4)	5.51%	5.54%
Shares outstanding at end of period	426	314
Ratio/Supplemental Data:
Net assets at end of period	$7,051	$5,218
Ratio of operating expenses to average net assets, excluding the Fee Waiver(5)(6)	10.78%	10.28%
Ratio of operating expenses to average net assets, net of the Fee Waiver(5)(6)	10.47%	10.28%
Ratio of net investment income to average net assets(5)(7)	6.79%	8.42%
Portfolio turnover rate(5)	52%	23%
_______________________________________________________________________________

(1)	The net assets used equals the total stockholders' equity on the consolidated balance sheet.

(2)	Weighted average basic per share data.

(3)
For the six months ended June 30, 2017, the total return based on market value equaled the decrease of the ending market value at June 30, 2017 of $16.38 per share from the ending market value at December 31, 2016 of $16.49 per share plus the declared and payable dividends of $0.76 per share for the six months ended June 30, 2017, divided by the market value at December 31, 2016. For the six months ended June 30, 2016, the total return based on market value equaled the decrease of the ending market value at June 30, 2016 of $14.20 per share from the ending market value at December 31, 2015 of $14.25 per share plus the declared and payable dividends of $0.76 per share for the six months ended June 30, 2016, divided by the market value at December 31, 2015. The Company's shares fluctuate in value. The Company's performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(4)
For the six months ended June 30, 2017, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $0.76 per share for the six months ended June 30, 2017, divided by the beginning net asset value for the period. For the six months ended June 30, 2016, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $0.76 per share for the six months ended June 30, 2016, divided by the beginning net asset value for the period. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan, the issuance of common stock in connection with any equity offerings and the equity components of any convertible notes issued during the period. The Company's performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5)	The ratios reflect an annualized amount.

(6)
For the six months ended June 30, 2017, the ratio of operating expenses to average net assets consisted of 2.61% of base management fees, 2.43% of income based fees and capital gains incentive fees, net of the Fee Waiver, (2.74% of income based fees and capital gains incentive fees, excluding the Fee Waiver), 3.49% of the cost of borrowing and

1.94% of other operating expenses. For the six months ended June 30, 2016, the ratio of operating expenses to average net assets consisted of 2.67% of base management fees, 2.79% of income based fees and capital gains incentive fees, 3.69% of the cost of borrowing and 1.13% of other operating expenses. See Note 3 for more information on the Fee Waiver.

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

During the three and six months ended June 30, 2017, the Company incurred $12 and $38, respectively, in professional fees and other costs related to the American Capital Acquisition. For the three and six months ended June 30, 2017, these costs included $4 of expenses related to a long term incentive plan liability assumed in the American Capital Acquisition (see Note 12). For the six months ended June 30, 2017, these costs also included $18 in one-time investment banking fees incurred in January 2017 upon the closing of the American Capital Acquisition.

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

On May 20, 2013, the Company was named as one of several defendants in an action filed in the United States District Court for the Eastern District of Pennsylvania by the bankruptcy trustee of DSI Renal Holdings LLC (“DSI Renal”) and two affiliate companies. On March 17, 2014, the motion by the Company and the other defendants to transfer the case to the United States District Court for the District of Delaware (the “Delaware Court”) was granted. On May 6, 2014, the Delaware Court referred the matter to the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The complaint alleges, among other things, that each of the named defendants participated in a purported fraudulent transfer involving the restructuring of a subsidiary of DSI Renal. Among other things, the complaint seeks, jointly and severally from all defendants, (1) damages of approximately $425 million, of which the complaint states the Company’s individual share is approximately $117 million, and (2) punitive damages. The defendants filed a motion to dismiss all claims on August 5, 2013. On July 20, 2017, the Bankruptcy Court issued an order granting the motion to dismiss certain claims and denying the motion to dismiss certain other claims, including the purported fraudulent transfer claims. The defendants must answer the complaint by August 25, 2017. The Company is currently unable to assess with any certainty whether it may have any exposure in this matter. However, the Company believes the plaintiff’s claims are without merit and intends to vigorously defend itself in this matter.

On or about February 10, 2017, shareholders of American Capital filed a second consolidated amended putative shareholder class action complaint allegedly on behalf of holders of the common stock of American Capital against the former members of American Capital’s board of directors and certain former American Capital officers (collectively, the “American Capital defendants”), as well as Elliott Management Corporation, Elliott Associates, L.P., Elliott International, L.P. and Elliott International Capital Advisors Inc. (collectively “Elliott”) in the Circuit Court for Montgomery County, Maryland challenging the American Capital Acquisition. This action is a consolidation of putative shareholder complaints filed against the directors of American Capital on June 24, 2016, July 12, 2016, July 21, 2016 and July 27, 2016, which were consolidated and in which an amended consolidated putative shareholder class action complaint was filed on August 18, 2016. The action alleges that the directors, officers and Elliott failed to adequately discharge their fiduciary duties to the public shareholders of American Capital by hastily commencing a sales process due to the board’s manipulation by Elliott. In the alternative, the complaint alleges

Elliott aided and abetted breaches of fiduciary duty by the American Capital directors and officers. The complaint also alleges that the directors and officers failed to obtain for the shareholders the highest value available in the marketplace for their shares in the American Capital Acquisition. The complaint further alleges that the merger was the product of a flawed process due to Elliott’s continued manipulation, the use of deal protection devices in the American Capital Acquisition that precluded other bidders from making a higher offer to American Capital and the directors’ conflicts of interest due to special benefits, including the full vesting of American Capital stock options and incentive awards or golden parachutes the directors received upon consummation of the proposed merger. Additionally, the complaint alleges that the registration statement, which was filed with the SEC on July 20, 2016 and included a joint proxy statement to American Capital’s shareholders, is materially false and misleading because it omits material information concerning the financial and procedural fairness of the American Capital Acquisition. The complaint seeks to recover compensatory damages for all losses resulting from the alleged breaches of fiduciary duty and waste. The American Capital defendants filed their motion to dismiss the second consolidated amended complaint on March 3, 2017. Elliott filed its motion to dismiss the second consolidated amended complaint on April 14, 2017. Briefing on defendants’ motions was completed on May 26, 2017. A hearing on the motions to dismiss was scheduled for June 9, 2017 before Judge Ronald Rubin of the Circuit Court for Montgomery County, Maryland (the “Court”); however, that hearing was stayed as to the American Capital defendants in light of the settlement described below.

On June 9, 2017, the American Capital defendants reached an agreement in principle with plaintiffs regarding the proposed settlement of claims asserted against them in this action, and the American Capital defendants and plaintiffs subsequently executed a settlement term sheet (the “Term Sheet”) on June 19, 2017. As set forth in the Term Sheet, the American Capital defendants have agreed to the proposed settlement solely to eliminate the burden, expense, distraction and uncertainties inherent in further litigation, and without admitting any liability or wrongdoing. The plaintiffs and American Capital defendants will seek preliminary approval of the proposed settlement from the Court by August 3, 2017; however, there can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Court will approve such settlement even if the parties were to enter into such stipulation. The proposed settlement is not, and should not be construed as, as admission of wrongdoing or liability by any American Capital defendant.

16.    SUBSEQUENT EVENTS

The Company's management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2017, except as discussed below.

As of June 30, 2017, the Company's investment in the SSLP Certificates at amortized cost and fair value was $1.9 billion and $1.9 billion, respectively. As of June 30, 2017, the SSLP had $1.2 billion in cash and GE’s Senior Notes outstanding totaled $601 million. In early July 2017, the SSLP made its monthly waterfall distribution from this cash, which fully repaid GE’s Senior Notes and included distributions to the SSLP Certificates. From this distribution, the Company's SSLP Certificates received $474 million. After this distribution, the Company's amortized cost in its SSLP Certificates was $1.5 billion.

In addition, in July 2017, the Company and GE agreed to an early termination of the SSLP whereby on July 26, 2017, the Company purchased the remaining $1.6 billion in aggregate principal amount of first lien senior secured loans outstanding at par plus accrued and unpaid interest and fees from the SSLP (the “SSLP Loan Sale”) and assumed the SSLP’s remaining unfunded loan commitments totaling $50 million. Upon completion of the SSLP Loan Sale, the SSLP made a liquidation distribution to the SSLP Certificates (the “Liquidation Distribution”), of which the Company received $1.5 billion. In connection with the Liquidation Distribution, the Company recognized an $18 million net realized loss as a result of the early termination. After completion of the transactions above, the operations of the SSLP were effectively terminated pursuant to the terms of the documents governing the SSLP and the SSLP will no longer have an obligation to fund existing commitments and other amounts to its former portfolio companies.

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

Since our initial public offering ("IPO") on October 8, 2004 through June 30, 2017, our exited investments resulted in an aggregate cash flow realized internal rate of return to us of approximately 14% (based on original cash invested, net of syndications, of approximately $15.7 billion and total proceeds from such exited investments of approximately $19.3 billion). Internal rate of return is the discount rate that makes the net present value of all cash flows related to a particular investment equal to zero. Internal rate of return is gross of expenses related to investments as these expenses are not allocable to specific investments. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of a debt investment or sale of an investment or through the determination that no further consideration was collectible and, thus, a loss may have been realized. Approximately 66% of these exited investments resulted in an aggregate cash flow realized internal rate of return to us of 10% or greater.

Additionally, since our IPO on October 8, 2004 through June 30, 2017, our realized gains have exceeded our realized losses by approximately $702 million (excluding a one-time gain on the acquisition of Allied Capital Corporation (“Allied Capital”) and realized gains/losses from the extinguishment of debt and other assets). For this same time period, our average annualized net realized gain rate was approximately 1.2% (excluding a one-time gain on the acquisition of Allied Capital and realized gains/losses from the extinguishment of debt and other assets). Net realized gain/loss rates for a particular period are the amount of net realized gains/losses during such period divided by the average quarterly investments at amortized cost in such period.

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

In connection with the American Capital Acquisition, Ares Capital Management also agreed to waive, for each of the first 10 calendar quarters beginning with the second quarter of 2017, the lesser of (x) $10 million of income based fees and (y) the amount of income based fees for such quarter, in each case, to the extent earned and payable by us in such quarter pursuant to and as calculated under our investment advisory and management agreement (the "Fee Waiver"). See Notes 3 and 14 to our consolidated financial statements for the three and six months ended June 30, 2017 for additional information regarding the American Capital Acquisition.

PORTFOLIO AND INVESTMENT ACTIVITY

Our investment activity for the three months ended June 30, 2017 and 2016 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the Three Months Ended June 30,
(dollar amounts in millions)	2017	2016
New investment commitments (1):
New portfolio companies	$524	$373
Existing portfolio companies	1,449	167
Total new investment commitments (2)	$1,973	$540
Less:
Investment commitments exited (3)	1,792	759
Net investment commitments	$181	$(219)
Principal amount of investments funded:
First lien senior secured loans	$1,110	$349
Second lien senior secured loans	469	128
Subordinated certificates of the SDLP(4)	125	—
Senior subordinated loans	56	36
Preferred equity securities	112	—
Other equity securities	25	6
Total	$1,897	$519
Principal amount of investments sold or repaid:
First lien senior secured loans	$1,042	$410
Second lien senior secured loans	482	267
Subordinated certificates of the SDLP (4)	1	—
Senior subordinated loans	66	23
Collateralized loan obligations	44	—
Preferred equity securities	76	2
Other equity securities	90	18
Total (5)	$1,801	$720
Number of new investment commitments (6)	47	11
Average new investment commitment amount	$42	$49
Weighted average term for new investment commitments (in months) (7)	81	64
Percentage of new investment commitments at floating rates	97%	93%
Percentage of new investment commitments at fixed rates	2%	6%
Weighted average yield of debt and other income producing securities:
Funded during the period at amortized cost	8.6%	8.7%
Funded during the period at fair value (8)	8.6%	8.6%
Exited or repaid during the period at amortized cost	8.8%	8.6%
Exited or repaid during the period at fair value (8)	8.7%	8.7%
_______________________________________________________________________________

(1)
New investment commitments include new agreements to fund revolving credit facilities or delayed draw loans. See "Off Balance Sheet Arrangements" as well as Note 7 to our consolidated financial statements for the three and six months ended June 30, 2017, for more information on our commitments to fund revolving credit facilities or delayed draw loans.

(2)	Includes both funded and unfunded commitments. Of these new investment commitments, we funded $1.8 billion and $461 million for the three months ended June 30, 2017 and 2016, respectively.

(3)
Includes both funded and unfunded commitments. For the three months ended June 30, 2017 and 2016, investment commitments exited included exits of unfunded commitments of $48 million and $65 million, respectively.

(4)	See "Senior Direct Lending Program” below and Note 4 to our consolidated financial statements for the three and six months ended June 30, 2017 for more information on the SDLP (as defined below).

(5)	For the three months ended June 30, 2017, the principal amount of investments sold or repaid included $210 million of investments acquired as part of the American Capital Acquisition.

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

(8)	Represents fair value for investments in the portfolio as of the most recent prior quarter end, if applicable.

As of June 30, 2017 and December 31, 2016, our investments consisted of the following:

	As of
	June 30, 2017		December 31, 2016
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured loans	$2,966	$2,850	$2,102	$2,036
Second lien senior secured loans	3,961	3,852	3,069	2,987
Subordinated certificates of the SDLP (1)	394	394	270	270
Subordinated certificates of the SSLP (2)	1,938	1,921	1,938	1,914
Senior subordinated loans	847	881	692	714
Collateralized loan obligations	202	197	—	—
Preferred equity securities	664	448	505	273
Other equity securities	763	955	458	626
Total	$11,735	$11,498	$9,034	$8,820
_______________________________________________________________________________

(1)
The proceeds from these certificates were applied to co-investments with Varagon and its clients to fund first lien senior secured loans to 17 and 14 different borrowers as of June 30, 2017 and December 31, 2016, respectively.

(2)
The proceeds from these certificates were applied to co-investments with GE Global Sponsor Finance LLC and General Electric Capital Corporation (together, "GE") to fund first lien senior secured loans to 11 and 19 different borrowers as of June 30, 2017 and December 31, 2016, respectively.

The weighted average yields at amortized cost and fair value of the following portions of our portfolio as of June 30, 2017 and December 31, 2016 were as follows:

	As of
	June 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and other income producing securities(1)	9.4%	9.5%	9.3%	9.4%
Total portfolio(2)	8.2%	8.3%	8.3%	8.5%
First lien senior secured loans(2)	8.2%	8.5%	8.4%	8.6%
Second lien senior secured loans(2)	10.0%	10.3%	9.8%	10.1%
Subordinated certificates of the SDLP(2)(3)	14.0%	14.0%	14.0%	14.0%
Subordinated certificates of the SSLP(2)(4)	5.8%	5.8%	7.0%	7.1%
Senior subordinated loans(2)	12.8%	12.3%	12.4%	12.0%
Collateralized loan obligations	10.8%	11.0%	—%	—%
Income producing equity securities(2)	14.6%	14.6%	13.8%	13.8%

_______________________________________________________________________________

(1)
“Weighted average yield of debt and other income producing securities” is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on accruing debt and other income producing securities, divided by (b) the total accruing debt and other income producing securities at amortized cost or at fair value as applicable. The weighted average yield of debt and other income producing securities that were acquired as part of the American Capital Acquisition and held as of June 30, 2017 was 10.3% and 10.1% at amortized cost and fair value, respectively.

(2)
 “Weighted average yields” are computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on the relevant accruing debt and other income producing securities, divided by (b) the total relevant investments at amortized cost or at fair value as applicable. The weighted average yield on total investments that were acquired as part of the American Capital Acquisition and held as of June 30, 2017 was 8.2% and 7.8% at amortized cost and fair value, respectively.

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

We assigned a fair value as of the Acquisition Date to each of the portfolio investments acquired in connection with the American Capital Acquisition. The initial cost basis of each investment acquired was equal to the fair value of such investment as of the Acquisition Date. Many of these portfolio investments were assigned a fair value reflecting a discount to American Capital’s cost basis at the time of American Capital’s origination or acquisition. Each investment was initially assessed a grade of 3 (i.e., generally the grade we assign a portfolio company at acquisition), reflecting the relative risk to our initial cost basis of such investments. It is important to note that our grading system does not take into account factors or events in respect of the period from when American Capital originated or acquired such portfolio investments or the status of these portfolio investments in terms of compliance with debt facilities, financial performance and similar factors. Rather, it is only intended to measure risk from the time that we acquired the portfolio investment in connection with the American Capital Acquisition. Accordingly, it is possible that the grades of these portfolio investments may be reduced or increased after the Acquisition Date.

Set forth below is the grade distribution of our portfolio companies as of June 30, 2017 and December 31, 2016:

	As of
	June 30, 2017				December 31, 2016
(dollar amounts in millions)	Fair Value	%	Number of Companies	%	Fair Value	%	Number of Companies	%
Grade 1	$111	1.0%	16	5.0%	$92	1.0%	13	6.0%
Grade 2	246	2.1%	9	2.9%	323	3.7%	12	5.5%
Grade 3	9,893	86.0%	274	85.8%	7,451	84.4%	172	78.9%
Grade 4	1,248	10.9%	20	6.3%	954	10.9%	21	9.6%
Total	$11,498	100.0%	319	100.0%	$8,820	100.0%	218	100.0%

As of June 30, 2017 and December 31, 2016, the weighted average grade of the investments in our portfolio at fair value was 3.1 and 3.1, respectively.

As of June 30, 2017, investments on non-accrual status represented 2.7% and 0.5% of the total investments at amortized cost and at fair value, respectively. As of December 31, 2016, investments on non-accrual status represented 2.9% and 0.8% of the total investments at amortized cost and at fair value, respectively.

Co-Investment Programs

Senior Direct Lending Program

We have established a joint venture with Varagon to make certain first lien senior secured loans, including certain stretch senior and unitranche loans, primarily to U.S. middle-market companies. Varagon was formed in 2013 as a lending platform by American International Group, Inc. (NYSE:AIG) and other partners. The joint venture is called the Senior Direct Lending Program LLC (d/b/a the "Senior Direct Lending Program" or the "SDLP"). In July 2016, we and Varagon and its clients completed the initial funding of the SDLP. In conjunction with the initial funding, we and Varagon and its clients sold investment commitments to the SDLP. Such investment commitments included $529 million of investment commitments sold to the SDLP by us. No realized gains or losses were recorded by us on these transactions. The SDLP may generally commit and hold individual loans of up to $300 million. The SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SDLP must be approved by an investment committee of the SDLP consisting of representatives of ours and Varagon (with approval from a representative of each required).

We provide capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. As of June 30, 2017, we and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates.

As of June 30, 2017, we and Varagon and its clients had agreed to make capital available to the SDLP of $2.9 billion in the aggregate, of which $591 million is to be made available from us. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP. Below is a summary of the funded capital and unfunded capital commitments of the SDLP.

	As of
(in millions)	June 30, 2017	December 31, 2016
Total capital funded to the SDLP(1)	$1,876	$1,285
Total capital funded to the SDLP by the Company(1)	$394	$270
Total unfunded capital commitments to the SDLP(2)	$173	$177
Total unfunded capital commitments to the SDLP by the Company(2)	$36	$37
___________________________________________________________________________

(1)	At principal amount.

(2)	These commitments have been approved by the investment committee of the SDLP and will be funded as the transactions are completed.

The SDLP Certificates pay a coupon of LIBOR plus 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, after expenses, which may result in a return to the holders of the SDLP Certificates that is greater than the stated coupon. The SDLP Certificates are junior in right of payment to the senior notes and intermediate funding notes.

The amortized cost and fair value of our SDLP Certificates held by us were $394 million and $394 million, respectively, as of June 30, 2017 and $270 million and $270 million, respectively, as of December 31, 2016. Our yield on our investment in the SDLP at amortized cost and fair value was 14% and 14%, respectively, as of June 30, 2017 and 14% and 14%, respectively, as of December 31, 2016. For the three months ended June 30, 2017, we earned interest income of $11 million from our investment in the SDLP Certificates. We are also entitled to certain fees in connection with the SDLP. For the three months ended June 30, 2017, in connection with the SDLP, we earned capital structuring service and other fees totaling $5 million.

As of June 30, 2017 and December 31, 2016, the portfolio was comprised of all first lien senior secured loans primarily to U.S. middle-market companies and were in industries similar to the companies in our portfolio. As of June 30, 2017 and December 31, 2016, none of the loans were on non-accrual status. Below is a summary of the SDLP’s portfolio as of June 30, 2017 and December 31, 2016:

	As of
(dollar amounts in millions)	June 30, 2017	December 31, 2016
Total first lien senior secured loans(1)	$1,866	$1,281
Weighted average yield on first lien senior secured loans(2)	7.5%	7.4%
Largest loan to a single borrower(1)	$200	$125
Total of five largest loans to borrowers(1)	$792	$560
Number of borrowers in the SDLP	17	14
Commitments to fund delayed draw loans (3)	$173	$177
_______________________________________________________________________________

(1)                                 At principal amount.

(2)	Computed as (a) the annual stated interest rate on accruing first lien senior secured loans, divided by (b) total first lien senior secured loans at principal amount.

(3)	As discussed above, these commitments have been approved by the investment committee of the SDLP.

Senior Secured Loan Program

We and GE have co-invested in first lien senior secured loans of middle market companies through the Senior Secured Loan Fund LLC (d/b/a the “Senior Secured Loan Program” or the “SSLP”). The SSLP has been capitalized as transactions are completed. All portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of ours and GE (with approval from a representative of each required). We have provided capital to the SSLP in the form of subordinated certificates (the “SSLP Certificates”). As of June 30, 2017 and December 31, 2016, we and GE owned 87.5% and 12.5%, respectively, of the outstanding SSLP Certificates.

In August 2015, GE completed the sale of its U.S. Sponsor Finance business, through which GE had participated with us in the SSLP, to Canada Pension Plan Investment Board (“CPPIB”). This sale excluded GE’s interest in the SSLP, and we and GE continue to operate the SSLP. We and GE no longer have an obligation to present senior secured lending investment opportunities to the SSLP and since June 30, 2015, the SSLP has not made any investments related to new portfolio companies. On August 24, 2015, we were advised that GECC, as the holder of the senior notes of the SSLP (the “Senior Notes”), directed State Street Bank and Trust Company, as trustee of the Senior Notes and the SSLP Certificates, pursuant to the terms of the indenture governing the Senior Notes and the SSLP Certificates, to apply all principal proceeds received by the SSLP from its investments to the repayment of the outstanding principal amount of the Senior Notes until paid in full (prior to the distribution of any such principal proceeds to the holders of the SSLP Certificates, which includes us). GECC had previously elected to waive its right to receive priority repayments on the Senior Notes from principal proceeds in most circumstances.

Below is a summary of the funded capital and unfunded capital commitments of the SSLP.

	As of
(in millions)	June 30, 2017	December 31, 2016
Total capital funded to the SSLP(1)	$2,891	$3,819
Total capital funded to the SSLP by the Company(1)	$2,004	$2,004
Total unfunded capital commitments to the SSLP(2)	$50	$50
Total unfunded capital commitments to the SSLP by the Company(2)	$7	$7
___________________________________________________________________________

(1)	At principal amount.

(2)	These commitments have been approved by the investment committee of the SSLP and will be funded as the transactions are completed.

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

The amortized cost and fair value of our SSLP Certificates were $1.9 billion and $1.9 billion, respectively, as of June 30, 2017, and $1.9 billion and $1.9 billion, respectively, as of December 31, 2016. Our yield on our investment in the SSLP at amortized cost and fair value was 5.8% and 5.8%, respectively, as of June 30, 2017, and 7.0% and 7.1%, respectively, as of December 31, 2016. For the three and six months ended June 30, 2017, we earned interest income of $29 million and $63 million, respectively, from our investment in the SSLP Certificates. For the three and six months ended June 30, 2016, we earned interest income of $58 million and $116 million, respectively, from our investment in the SSLP Certificates.

For the three and six months ended June 30, 2017, in connection with the SSLP, we earned capital structuring service, sourcing and other fees totaling $3 million and $5 million, respectively. For the three and six months ended June 30, 2016, in connection with the SSLP, we earned capital structuring service, sourcing and other fees totaling $6 million and $11 million, respectively.

In June 2017, we purchased the SSLP's entire $259 million aggregate principal amount of first lien senior secured loan investments in Implus Footcare, LLC ("Implus") at fair value of $259 million. As a result of the transaction, the SSLP fully exited its investments in Implus.

As of June 30, 2017 and December 31, 2016, the SSLP's portfolio was comprised of all first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in our portfolio. As of June 30, 2017 and December 31, 2016, none of these loans were on non-accrual status. Below is a summary of the SSLP's portfolio.

	As of
(dollar amounts in millions)	June 30, 2017	December 31, 2016
Total first lien senior secured loans(1)	$1,675	$3,360
Weighted average yield on first lien senior secured loans(2)	7.0%	6.9%
Largest loan to a single borrower(1)	$250	$260
Total of five largest loans to borrowers(1)	$1,023	$1,257
Number of borrowers in the SSLP	11	19
Commitments to fund delay draw loans(3)	$50	$50
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

See ‘‘Recent Developments,’’ as well as Note 16 to our consolidated financial statements for the three and six months ended June 30, 2017 for a subsequent event relating to the SSLP.

SSLP Loan Portfolio as of June 30, 2017

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount
Connoisseur Media, LLC	Owner and operator of radio stations	6/2019	7.5%	$88
DFS Holding Company, Inc. (2)	Distributor of maintenance, repair, and operations parts, supplies, and equipment to the foodservice industry	2/2022	6.7%	190
Drayer Physical Therapy Institute, LLC	Outpatient physical therapy provider	7/2018	9.0%	127
ECI Purchaser Company, LLC	Manufacturer of equipment to safely control pressurized gases	12/2018	6.7%	186
Gehl Foods, LLC(4)	Producer of low-acid, aseptic food and beverage products	6/2019	7.7%	123
Intermedix Corporation(3)	Revenue cycle management provider to the emergency healthcare industry	12/2019	5.9%	250
Mavis Tire Supply LLC	Auto parts retailer	10/2020	6.5%	219
MCH Holdings, Inc.(4)	Healthcare professional provider	1/2020	6.6%	164
Sanders Industries Holdings, Inc.(4)	Elastomeric parts, mid-sized composite structures, and composite tooling	5/2020	6.6%	74
Singer Sewing Company	Manufacturer of consumer sewing machines	9/2017	8.8%	178
WCI-Quantum Holdings, Inc.(4)	Distributor of instructional products, services and resources	10/2020	6.4%	76
				$1,675
________________________________________

(1)
Represents the weighted average annual stated interest rate as of June 30, 2017. All interest rates are payable in cash except for 1.5% of the interest rate for Singer Sewing Company, which is payment-in-kind interest.

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

Selected financial information for the SSLP as of June 30, 2017 and December 31, 2016 and for the six months ended June 30, 2017 and 2016, was as follows:

	As of
(in millions)	June 30, 2017	December 31, 2016
Selected Balance Sheet Information:
Investments in loans receivable, net	$1,668	$3,343
Cash and other assets	1,174	439
Total assets	$2,842	$3,782

Senior notes (1)	$601	$1,529
Other liabilities	54	45
Total liabilities	655	1,574
Subordinated certificates and members' capital	2,187	2,208
Total liabilities and members' capital	$2,842	$3,782

	For the Six Months Ended June 30,
(in millions)	2017	2016
Selected Statement of Operations Information:
Total interest and other income	$114	$272
Interest expense	18	92
Management and sourcing fees	12	29
Other expenses	2	13
Total expenses	32	134
Net income	$82	$138
_______________________________________________________________________________

(1)	See ‘‘Recent Developments,’’ as well as Note 16 to our consolidated financial statements for the three and six months ended June 30, 2017 for a subsequent event relating to the SSLP.

RESULTS OF OPERATIONS

For the three and six months ended June 30, 2017 and 2016

Operating results for the three and six months ended June 30, 2017 and 2016 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Total investment income	$284	$245	$559	$493
Total expenses, net of waiver of income based fees	153	136	332	266
Net investment income before income taxes	131	109	227	227
Income tax expense, including excise tax	7	4	9	9
Net investment income	124	105	218	218
Net realized gains on investments and foreign currency transactions	110	31	112	58
Net unrealized gains (losses) on investments, foreign currency and other transactions	(52)	21	(30)	13
Realized losses on extinguishment of debt	(4)	—	(4)	—
Net increase in stockholders' equity resulting from operations	$178	$157	$296	$289

Net income can vary substantially from period to period due to various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net increase in stockholders' equity resulting from operations may not be meaningful.

Investment Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Interest income from investments	$231	$203	$462	$411
Capital structuring service fees	29	13	41	28
Dividend income	16	20	40	37
Management and other fees	2	5	5	10
Other income	6	4	11	7
Total investment income	$284	$245	$559	$493

The increase in interest income from investments for the three months ended June 30, 2017 from the comparable period in 2016 was primarily due to an increase in the average size of our portfolio, partially offset by a decrease in the weighted average yield of our portfolio. The size of our portfolio increased from an average of $9.1 billion at amortized cost for the three months ended June 30, 2016 to an average of $11.7 billion at amortized cost for the comparable period in 2017, which was largely due to the investments acquired as part of the American Capital Acquisition. The weighted average yield of our portfolio decreased from 9.1% for the three months ended June 30, 2016 to 7.9% for the comparable period in 2017. The decline in the weighted average yield was primarily due to the decline in the yield on our SSLP Certificates at amortized cost from 11.75% for the three months ended June 30, 2016 to 6.0% for the comparable period in 2017. The increase in capital structuring service fees for the three months ended June 30, 2017 from the comparable period in 2016 was due to the increase in new investment commitments, which increased from $540 million for the three months ended June 30, 2016 to $2.0 billion for the comparable period in 2017. This increase was partially offset by the decrease in the weighted average capital structuring fees received on new investments commitments, which decreased from 2.2% for the three months ended June 30, 2016 to 1.5% for the comparable period in 2017. This decline was primarily due to having a higher percentage of new investment commitments made to existing portfolio companies during the three months ended June 30, 2017 as compared to the comparable period in 2016. Dividend income for the three months ended June 30, 2017 and 2016 included dividends received from IHAM totaling $10 million for each period. Also during the three months ended June 30, 2017, we received $3 million in other non-recurring dividends from non-income producing equity securities compared to $4 million for the comparable period in 2016. The decrease in dividend income for the three months ended June 30, 2017 from the comparable period in 2016 was primarily due to the placement of a preferred equity security on non-accrual during the third quarter of 2016, resulting in a loss of recurring dividend income of $4 million. The decrease in management and other fees for the three months ended June 30, 2017 from the comparable period in 2016 was due to lower sourcing fees from the SSLP resulting from a decrease in the size of the SSLP portfolio. The increase in other income for the three months ended June 30, 2017 from the comparable period in 2016 was primarily attributable to higher amendment fees and administrative agent fees.

The increase in interest income from investments for the six months ended June 30, 2017 from the comparable period in 2016 was primarily due to an increase in the average size of our portfolio, partially offset by a decrease in the weighted average yield of our portfolio. The size of our portfolio increased from an average of $9.1 billion for the six months ended June 30, 2016 to an average of $10.8 billion at amortized cost for the comparable period in 2017, which was largely due to the investments acquired as part of the American Capital Acquisition. The weighted average yield of our portfolio decreased from 9.1% for the six months ended June 30, 2016 to 8.6% for the comparable period in 2017. The decline in the weighted average yield was primarily due to the decline in the yield on our SSLP Certificates at amortized cost from 11.9% for the six months ended June 30, 2016 to 6.5% for the comparable period in 2017. The increase in capital structuring service fees for the six months ended June 30, 2017 from the comparable period in 2016 was due to the increase in new investment commitments (excluding investments acquired in the American Capital Acquisition), which increased from $1.0 billion for the six months ended June 30, 2016 to $2.8 billion for the comparable period in 2017. This increase was partially offset by the decrease in the weighted average capital structuring fees received on new investment commitments, which decreased from 2.7% for the six months ended June 30, 2016 to 1.4% for the comparable period in 2017. This decline was primarily due to having a higher percentage of new investment commitments made to existing portfolio companies during the six months ended June 30, 2017 as compared to the comparable period in 2016.  Dividend income for the six months ended June 30, 2017 and 2016 included dividends received from IHAM totaling $20 million for each period. Also during the six months ended June 30, 2017, we received $15 million in other non-recurring dividends from non-income producing equity securities compared to $5 million for the comparable period in 2016. This increase in dividend income for the six months ended June 30, 2017 from the comparable period in 2016 was partially offset by the placement of a preferred equity security on non-accrual during the third quarter of 2016, resulting in a loss of recurring dividend income of $7 million. The decrease in management and other fees for the six months ended June 30, 2017 from the comparable period in 2016 was due to lower sourcing fees from the SSLP resulting from a decrease in the size of the SSLP portfolio. The increase in other income for the six months ended June 30, 2017 from the comparable period in 2016 was primarily attributable to higher amendment fees and administrative agent fees.

Operating Expenses

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Interest and credit facility fees	$55	$45	$110	$96
Base management fees	44	35	83	69
Income based fees	30	29	62	58
Capital gains incentive fees	10	10	26	14
Administrative fees	3	3	6	7
Professional fees and other costs related to the American Capital Acquisition	12	7	38	8
Other general and administrative	9	7	17	14
Total operating expenses	163	136	342	266
Waiver of income based fees	(10)	—	(10)	—
Total expenses, net of waiver of income based fees	$153	$136	$332	$266

Interest and credit facility fees for the three and six months ended June 30, 2017 and 2016, were comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Stated interest expense	$47	$39	$94	$82
Facility fees	3	1	4	3
Amortization of debt issuance costs	4	3	9	7
Net accretion of discount on notes payable	1	2	3	4
Total interest and credit facility fees	$55	$45	$110	$96

Stated interest expense for the three months ended June 30, 2017 increased from the comparable period in 2016 primarily due to the increase in the average principal amount of debt outstanding. For the three months ended June 30, 2017, our average principal debt outstanding increased to $4.6 billion as compared to $3.9 billion for the comparable period in 2016. The weighted average stated interest rate on our outstanding debt was 4.1% for the three months ended June 30, 2017 as compared to 4.0% for the comparable period in 2016. Facility fees for the three months ended June 30, 2017 increased from the comparable period in 2016 primarily due to the increased commitments under our revolving facilities resulting in higher unused commitment fees.

Stated interest expense for the six months ended June 30, 2017 increased from the comparable period in 2016 primarily due to the increase in the average principal amount of debt outstanding. For the six months ended June 30, 2017, our average principal debt outstanding increased to $4.6 billion as compared to $4.0 billion for the comparable period in 2016. The weighted average stated interest rate on our outstanding debt was 4.1% for the six months ended June 30, 2017 as compared to 4.1% for the comparable period in 2016.

The increase in base management fees for the three and six months ended June 30, 2017 from the comparable period in 2016 was primarily due to the increase in the average size of our portfolio for the three months ended June 30, 2017 (including the approximately $2.5 billion in assets acquired in the American Capital Acquisition on January 3, 2017) as

compared to the three months ended June 30, 2016. The increase in income based fees for the three and six months ended June 30, 2017 from the comparable periods in 2016 was primarily due to the pre-incentive fee net investment income, as defined in the investment advisory and management agreement, for the three and six months ended June 30, 2017 being higher than in the comparable periods in 2016. As discussed earlier, the second quarter of 2017 also reflects the Fee Waiver of $10 million.

For the three and six months ended June 30, 2017, the capital gains incentive fees expense calculated in accordance with GAAP was $10 million and $26 million, respectively. For the three and six months ended June 30, 2016, the capital gains incentive fees expense calculated in accordance with GAAP was $10 million and $14 million, respectively. The capital gains incentive fee expense accrual for the six months ended June 30, 2017 included an $11 million accrual related to the American Capital Acquisition as a result of the fair value of the net assets acquired exceeding the fair value of the merger consideration paid by us. The capital gains incentive fee accrued under GAAP includes an accrual related to unrealized capital appreciation, whereas the capital gains incentive fee actually payable under our investment advisory and management agreement does not. There can be no assurance that such unrealized capital appreciation will be realized in the future. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. As of June 30, 2017, the total capital gains incentive fee accrual calculated in accordance with GAAP was $63 million. As of June 30, 2017, there was no capital gains incentive fee actually payable under our investment advisory and management agreement. See Note 3 to our consolidated financial statements for the three and six months ended June 30, 2017, for more information on the base management fees, income based fees and capital gains incentive fees.

Administrative fees represent fees paid to Ares Operations for our allocable portion of overhead and other expenses incurred by Ares Operations in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and their respective staffs. Administrative fees incurred related specifically to the American Capital Acquisition are included in professional fees and other costs related to the American Capital Acquisition as discussed below.

For the three and six months ended June 30, 2017, we incurred $12 million and $38 million, respectively, in professional fees and other costs related to the American Capital Acquisition. For the three and six months ended June 30, 2016, we incurred $7 million and $8 million in professional fees and other costs related to the American Capital Acquisition, respectively. For the three and six months ended, these costs included $4 million of expenses related to a long term incentive plan liability assumed in the American Capital Acquisition. See Note 12 to our consolidated financial statements for the three and six months ended June 30, 2017 for a description of the assumed long term incentive plan liability. For the six months ended June 30, 2017, these costs also included $18 million in one-time investment banking fees incurred in January 2017 upon the closing of the American Capital Acquisition.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. If we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax on estimated excess taxable income as such taxable income is earned. For the three and six months ended June 30, 2017, we recorded a net expense of $4 million and $7 million for U.S. federal excise tax, respectively. For the three and six months ended June 30, 2016, we recorded a net expense of $3 million and $6 million for U.S. federal excise tax, respectively.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three and six months ended June 30, 2017, we recorded a net tax expense of approximately $3 million and $2 million for these subsidiaries, respectively. For the three and six months ended June 30, 2016, we recorded a net tax expense of approximately $1 million and $3 million for these subsidiaries, respectively. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.

Net Realized Gains/Losses

During the three months ended June 30, 2017, we had $1.9 billion of sales, repayments or exits of investments resulting in $112 million of net realized gains on investments. These sales, repayments or exits included $8 million of investments sold to IHAM and certain vehicles managed by IHAM. No realized gains or losses were recorded on these transactions with IHAM. See Note 4 to our consolidated financial statements for the three and six months ended June 30, 2017 for more detail on IHAM and its managed vehicles. During the three months ended June 30, 2017, net realized gains on investments of $112 million were comprised of $150 million of gross realized gains and $38 million of gross realized losses. Of the $112 million of net realized gains on investments, approximately $21 million were from investments acquired as part of the American Capital Acquisition.

The net realized gains on investments during the three months ended June 30, 2017 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
10th Street, LLC	$34
Community Education Centers, Inc.	24
TA THI Parent, Inc.	16
NECCO Realty Investments LLC	13
GHX Ultimate Parent Corporation	11
Wilcon Holdings LLC	10
Project Alpha Intermediate Holding, Inc. and Qlik Parent, Inc.	8
CIBT Investment Holdings, LLC	6
Market Track Holdings, LLC	6
Hard 8 Games, LLC	5
Competitor Group, Inc.	(21)
The Greeley Company, Inc. and HCP Acquisition Holdings, LLC	(13)
Other, net	13
Total	$112

During the three months ended June 30, 2017, we recognized net realized losses on foreign currency transactions of $2 million.

During the three months ended June 30, 2017, we redeemed the entire $183 million in aggregate principal amount outstanding of the unsecured notes that were scheduled to mature on October 1, 2022 (the "October 2022 Notes") in accordance with the terms of the indenture governing the October 2022 Notes. The October 2022 Notes were redeemed at par plus accrued and unpaid interest for a total redemption price of approximately $185 million, which resulted in a realized loss on the extinguishment of debt of $4 million.

During the three months ended June 30, 2016, we had $752 million of sales, repayments or exits of investments resulting in $34 million of net realized gains on investments. These sales, repayments or exits included $36 million of investments sold to IHAM and certain vehicles managed by IHAM. A net realized gain of $0.3 million was recorded on these transactions with IHAM. During the three months ended June 30, 2016, net realized gains on investments of $34 million were comprised of $35 million of gross realized gains and $1 million of gross realized losses.

The net realized gains on investments during the three months ended June 30, 2016 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
NMSC Holdings, Inc.	$15
Netsmart Technologies, Inc.	8
WorldPay Group PLC	4
Other, net	7
Total	$34

During the three months ended June 30, 2016, we also recognized net realized losses on foreign currency transactions of $3 million.

During the six months ended June 30, 2017, we had $2.8 billion of sales, repayments or exits of investments resulting in $125 million of net realized gains on investments. These sales, repayments or exits included $29 million of investments sold to IHAM and certain vehicles managed by IHAM. A net realized gain of $0 million was recorded on these transactions with IHAM. During the six months ended June 30, 2017, net realized gains on investments of $125 million were comprised of $164 million of gross realized gains and $39 million of gross realized losses. Of the $125 million of net realized gains on investments, approximately $23 million were from investments acquired as part of the American Capital Acquisition.

The net realized gains on investments during the six months ended June 30, 2017 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
10th Street, LLC	$34
Community Education Centers, Inc.	24
TA THI Parent, Inc.	16
Netsmart Technologies, Inc.	13
GHX Ultimate Parent Corporation	11
Wilcon Holdings LLC	10
Project Alpha Intermediate Holding, Inc. and Qlik Parent, Inc.	8
S Toys Holdings LLC (fka The Step2 Company, LLC)	7
CIBT Investment Holdings, LLC	6
Market Track Holdings, LLC	6
Hard 8 Games, LLC	5
Competitor Group, Inc.	(21)
The Greeley Company, Inc. and HCP Acquisition Holdings, LLC	(13)
Other, net	19
Total, net	$125

During the six months ended June 30, 2017, we also recognized net realized losses on foreign currency transactions of $13 million.

During the six months ended June 30, 2016, we had $1.3 billion of sales, repayments or exits of investments resulting in $59 million of net realized gains on investments. These sales, repayments or exits included $101 million of investments sold to IHAM and certain vehicles managed by IHAM. A net realized gain of $0.4 million was recorded on these transactions with IHAM. During the six months ended June 30, 2016, net realized gains on investments of $59 million were comprised of $60 million of gross realized gains and $1 million of gross realized losses.

The net realized gains on investments during the six months ended June 30, 2016 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
NMSC Holdings, Inc.	$16
Physiotherapy Associates Holdings, Inc.	8
Netsmart Technologies, Inc.	8
AllBridge Financial, LLC	6
Lakeland Tours, LLC	5
WorldPay Group PLC	4
MedAssets, Inc.	3
Other, net	9
Total, net	$59

During the six months ended June 30, 2016, we also recognized net realized losses on foreign currency transactions of $1 million.

Net Unrealized Gains/Losses

We value our portfolio investments quarterly and the changes in value are recorded as unrealized gains or losses in our consolidated statement of operations. Net unrealized gains and losses for our portfolio for the three and six months ended June 30, 2017 and 2016, were comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Unrealized appreciation	$151	$114	$196	$158
Unrealized depreciation	(119)	(72)	(172)	(113)
Net unrealized appreciation reversed related to net realized gains or losses(1)	(76)	(24)	(50)	(32)
Total net unrealized gains (losses)	$(44)	$18	$(26)	$13
_______________________________________________________________________________

(1)
The net unrealized (appreciation) depreciation reversed related to net realized gains or losses represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior period.

The changes in net unrealized appreciation and depreciation during the three months ended June 30, 2017 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Bellotto Holdings Limited	$49
Alcami Holdings, LLC	18
Ciena Capital LLC	10
EDS Group	9
Miles 33 (Finance) Limited	7
Columbo MidCo Limited	6
Imaging Business Machines, L.L.C.	6
CCS Intermediate Holdings, LLC	(3)
Javlin Three LLC	(3)
Indra Holdings Corp.	(3)
Green Energy Partners	(5)
Rug Doctor, LLC	(5)
Urgent Cares of America Holdings I, LLC	(6)
Infilaw Holding, LLC	(7)
ADF Capital, Inc.	(8)
New Trident Holdcorp, Inc.	(9)
Soil Safe, Inc.	(10)
Other, net	(14)
Total	$32

During the three months ended June 30, 2017, we also recognized net unrealized losses on foreign currency and other transactions of $8 million.

The changes in net unrealized appreciation and depreciation during the three months ended June 30, 2016 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Primexx Energy Corporation	$16
UL Holding Co., LLC	13
Senior Secured Loan Fund LLC	10
The Step2 Company, LLC	7
Community Education Centers, Inc.	6
TA THI Parent, Inc.	4
The Hygenic Corporation	4
Green Energy Partners	4
ADF Capital, Inc.	3
PERC Holdings 1 LLC	3
Spin HoldCo Inc.	3
American Seafoods Investors LLC	2
Lonestar Prospects, Ltd.	2
Liquid Light, Inc.	(2)
Indra Holdings Corp.	(2)
Poplicus Incorporated	(3)
Competitor Group, Inc.	(3)
Urgent Cares of America Holdings I, LLC	(4)
Nordco Inc.	(4)
Feradyne Outdoors, LLC	(4)
Infilaw Holding, LLC	(5)
CCS Intermediate Holdings, LLC	(15)
Instituto de Banca y Comercio, Inc.	(15)
Other, net	22
Total	$42

During the three months ended June 30, 2016, we also recognized net unrealized gains on foreign currency and other transactions of $3 million.

The changes in net unrealized appreciation and depreciation during the six months ended June 30, 2017 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Bellotto Holdings Limited	$54
Alcami Holdings, LLC	18
EDS Group	10
Ciena Capital LLC	9
Columbo Midco Limited	7
Imaging Business Machines, L.L.C.	7
Miles 33 (Finance) Limited	7
Senior Secured Loan Fund LLC	6
PIH Corporation	5
PERC Holdings 1 LLC	5
American Seafoods Investors LLC	3
Javlin Three LLC	(3)
Panda Temple Power, LLC	(4)
Cent CLO 22 Limited	(4)
Cadence Aerospace, LLC	(4)
NMSC Holdings, Inc.	(4)
Joule Unlimited Technologies, Inc.	(4)
Indra Holdings Corp.	(5)
Rug Doctor, LLC	(5)
Urgent Cares of America Holdings I, LLC	(6)
Green Energy Partners	(7)
EcoMotors, Inc.	(8)
Soil Safe, Inc.	(10)
New Trident Holdcorp, Inc.	(12)
Infilaw Holding, LLC	(13)
ADF Capital, Inc.	(17)
Other, net	(1)
Total	$24

During the six months ended June 30, 2017, we also recognized net unrealized losses on foreign currency and other transactions of $4 million.

The changes in net unrealized appreciation and depreciation during the six months ended June 30, 2016 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
UL Holding Co., LLC	$22
The Step2 Company, LLC	16
Primexx Energy Corporation	12
Senior Secured Loan Fund LLC	12
ADF Capital, Inc.	12
Community Education Centers, Inc.	11
R3 Education, Inc.	5
Spin HoldCo Inc.	4
Green Energy Partners	4
TA THI Parent, Inc.	4
2329497 Ontario Inc.	4
Orion Foods, LLC	3
The Hygenic Corporation	3
American Seafoods Investors LLC	2
Lonestar Prospects, Ltd.	2
McKenzie Sports Products, LLC	2
Liquid Light, Inc.	(2)
Poplicus Incorporated	(3)
Competitor Group, Inc.	(4)
Things Remembered, Inc.	(4)
Feradyne Outdoors, LLC	(4)
Ivy Hill Asset Management, L.P.	(4)
Nordco Inc.	(5)
Urgent Cares of America Holdings I, LLC	(5)
Indra Holdings Corp.	(8)
Infilaw Holding, LLC	(10)
CCS Intermediate Holdings, LLC	(15)
Instituto de Banca y Comercio, Inc.	(24)
Other, net	15
Total, net	$45

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

As of June 30, 2017, we had $536 million in cash and cash equivalents and $4.9 billion in total aggregate principal amount of debt outstanding ($4.8 billion at carrying value). Subject to leverage, borrowing base and other restrictions, we had approximately $1.8 billion available for additional borrowings under the Facilities and the SBA Debentures as of June 30, 2017.

We may from time to time seek to retire or repurchase our common stock through cash purchases, as well as retire, cancel or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. Such purchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. The amounts involved may be material. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the Investment Company Act, is at least 200% after such borrowing. On June 21, 2016, we received exemptive relief from the SEC allowing us to modify our calculation of asset coverage requirements to exclude the SBA Debentures. This exemptive relief provides us with increased investment flexibility but also increases our risk related to leverage. As of June 30, 2017, our asset coverage was 242% (excluding the SBA Debentures).

Equity Capital Activities

As of June 30, 2017 and December 31, 2016, our total equity market capitalization was $7.0 billion and $5.2 billion, respectively. There were no sales of our equity securities during the six months ended June 30, 2017 and 2016.

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

As of June 30, 2017, we had repurchased a total of 0.5 million shares of our common stock in the open market under the stock repurchase program since our inception in September 2015, at an average price of $13.92 per share, including commissions paid, leaving approximately $293 million available for additional repurchases under the program. During the three months ended June 30, 2017, we did not repurchase any shares of our common stock under the stock repurchase program.

Debt Capital Activities

Our debt obligations consisted of the following as of June 30, 2017 and December 31, 2016:

	As of
	June 30, 2017					December 31, 2016
(in millions)	Total Aggregate Principal Amount Available/ Outstanding(1)		Principal Amount	Carrying Value		Total Aggregate Principal Amount Available/ Outstanding(1)	Principal Amount	Carrying Value
Revolving Credit Facility	$2,108	(2)	$920	$920		$1,265	$571	$571
Revolving Funding Facility	1,000		685	685		540	155	155
SMBC Funding Facility	400		160	160		400	105	105
SBA Debentures	75		25	25		75	25	24
2017 Convertible Notes	—		—	—	(3)	162	162	162	(4)
2018 Convertible Notes	270		270	268	(4)	270	270	267	(4)
2019 Convertible Notes	300		300	297	(4)	300	300	296	(4)
2022 Convertible Notes	388		388	366	(4)	—	—	—
2018 Notes	750		750	746	(5)	750	750	745	(5)
2020 Notes	600		600	596	(6)	600	600	596	(6)
January 2022 Notes	600		600	593	(7)	600	600	592	(7)
October 2022 Notes	—		—	—	(8)	183	183	179	(9)
2047 Notes	230		230	182	(10)	230	230	182	(10)
Total	$6,721		$4,928	$4,838		$5,375	$3,951	$3,874
________________________________________

(1)	Subject to borrowing base, leverage and other restrictions. Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.

(2)	Provides for a feature that allows us, under certain circumstances, to increase the size of the Revolving Credit Facility (as defined below) to a maximum of $3.1 billion.

(3)	See below for more information on the repayment of the 2017 Convertible Notes (as defined below) at maturity.

(4)
Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes (as defined below). As of June 30, 2017, the total unamortized debt issuance costs and the unaccreted discount for the 2018 Convertible Notes, the 2019 Convertible Notes and the 2022 Convertible Notes (each as defined below) were $2 million, $3 million and $22 million, respectively. As of December 31, 2016, the total unamortized debt issuance costs and the unaccreted discount for the 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes (each as defined below) were $0 million, $3 million and $4 million, respectively.

(5)
Represents the aggregate principal amount outstanding of the 2018 Notes (as defined below) less unamortized debt issuance costs and plus the net unamortized premium that was recorded upon the issuances of the 2018 Notes. As of June 30, 2017 and December 31, 2016, the total unamortized debt issuance costs less the net unamortized premium were $4 million and $5 million, respectively.

(6)
Represents the aggregate principal amount outstanding of the 2020 Notes (as defined below) less unamortized debt issuance costs and the net unaccreted discount recorded upon the issuances of the 2020 Notes. As of June 30, 2017 and December 31, 2016, the total unamortized debt issuance costs and the net unaccreted discount were $4 million and $4 million, respectively.

(7)
Represents the aggregate principal amount outstanding of the January 2022 Notes (as defined below) less unamortized debt issuance costs and the net unaccreted discount recorded upon the issuances of the January 2022 Notes. As of June 30, 2017 and December 31, 2016, the total unamortized debt issuance costs and the net unaccreted discount were $7 million and $8 million, respectively.

(8)	See below for more information on the repayment of the October 2022 Notes (as defined below).

(9)
Represents the aggregate principal amount outstanding of the October 2022 Notes (as defined below) less unamortized debt issuance costs. As of December 31, 2016, the total unamortized debt issuance costs was $4 million.

(10)
Represents the aggregate principal amount outstanding of the 2047 Notes (as defined below) less the unaccreted purchased discount recorded as part of the acquisition of Allied Capital Corporation in April 2010 (the “Allied Acquisition”). As of June 30, 2017 and December 31, 2016, the total unaccreted purchased discount was $48 million and $48 million, respectively.

The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all our debt outstanding as of June 30, 2017 were 3.9% and 4.6 years, respectively, and as of December 31, 2016 were 4.2% and 4.8 years, respectively.

The ratio of total principal amount of debt outstanding to stockholders’ equity as of June 30, 2017 was 0.70:1.00 compared to 0.77:1.00 as of December 31, 2016.

Revolving Credit Facility

We are party to a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), that allows us to borrow up to $2.1 billion at any one time outstanding. The Revolving Credit Facility consists of a $395 million term loan tranche with a stated maturity date of January 4, 2022 and a $1.7 billion revolving tranche. For $1.6 billion of the revolving tranche, the end of the revolving period and the stated maturity date are January 4, 2021 and January 4, 2022, respectively. For $38 million of the revolving tranche, the end of the revolving period and the stated maturity date are May 4, 2020 and May 4, 2021, respectively. For the remaining $45 million of the revolving tranche, the end of the revolving period and the stated maturity date are May 4, 2019 and May 4, 2020, respectively. The Revolving Credit Facility also provides for a feature that allows us, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of $3.1 billion. The interest rate charged on the Revolving Credit Facility is based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility), in each case, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of June 30, 2017, the interest rate in effect was LIBOR plus 1.75%. We are also required to pay a letter of credit fee of either 2.00% or 2.25% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. Additionally, we are required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. As of June 30, 2017, there was $920 million outstanding under the Revolving Credit Facility and we were in compliance in all material respects with the terms of the Revolving Credit Facility.

Revolving Funding Facility

Our consolidated subsidiary, Ares Capital CP Funding LLC ("Ares Capital CP") is party to a revolving funding facility (as amended, the "Revolving Funding Facility"), that allows Ares Capital CP to borrow up to $1 billion at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility are January 3, 2019 and January 3, 2022, respectively. The interest rate charged on the Revolving Funding Facility is based on LIBOR plus 2.30% per annum or a "base rate" (as defined in the agreements governing the Revolving Funding Facility) plus 1.30% per annum. Ares Capital CP is also required to pay a commitment fee of between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility. As of June 30, 2017, there was $685 million outstanding under the Revolving Funding Facility and we and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

SMBC Funding Facility

Our consolidated subsidiary, Ares Capital JB Funding LLC (“ACJB”), is party to a revolving funding facility (as amended, the “SMBC Funding Facility”), that allows ACJB to borrow up to $400 million at any one time outstanding. The SMBC Funding Facility is secured by all of the assets held by ACJB. As of June 30, 2017, the end of the reinvestment period and the stated maturity date for the SMBC Funding Facility were September 14, 2017 and September 14, 2022, respectively. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement. The interest rate charged on the SMBC Funding Facility is based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over a “base rate” (as defined in the agreements governing the SMBC Funding Facility), in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. As of

June 30, 2017, the interest rate in effect was LIBOR plus 1.75%. Additionally, ACJB is required to pay a commitment fee of between 0.35% and 0.875% per annum depending on the size of the unused portion of the SMBC Funding Facility. As of June 30, 2017, there was $160 million outstanding under the SMBC Funding Facility and we and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

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

The license from the SBA allows AVF LP to obtain leverage by issuing the SBA Debentures, subject to issuance of a capital commitment by the SBA and other customary procedures. Leverage through the SBA Debentures is subject to required capitalization thresholds. Current SBA regulations limit the amount that any SBIC may borrow to $150 million and as of June 30, 2017, the original amount committed to AVF LP by the SBA was $75 million. Any undrawn commitments expire on September 30, 2019. The SBA Debentures are non-recourse to us, have interest payable semi-annually, have a ten-year maturity and may be prepaid at any time without penalty. As of June 30, 2017, AVF LP had $25 million of the SBA Debentures issued and outstanding, which mature between September 2025 and March 2026. As of June 30, 2017, AVF LP was in compliance in all material respects with SBA regulatory requirements.

The interest rate for the SBA Debentures is fixed at the time the SBA Debentures and other applicable issued SBA-guaranteed debentures can be pooled and sold to the public and is based on a spread over U.S. treasury notes with ten-year maturities. The pooling of newly issued SBA-guaranteed debentures occurs twice per year. The spread includes an annual charge as determined by the SBA (the “Annual Charge”) as well as a market-driven component. Prior to the ten-year fixed interest rate being determined, the interest rate charged for the SBA Debentures is based on LIBOR plus an applicable spread of 0.30% and the Annual Charge. As of June 30, 2017, the weighted average fixed interest rate in effect for the SBA Debentures was 3.48%.

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

In certain circumstances, the Convertible Unsecured Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at their respective conversion rates (listed below as of June 30, 2017) subject to customary anti-dilution adjustments and the requirements of their respective indenture (the “Convertible Unsecured Notes Indentures”). Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Unsecured Notes only under certain circumstances set forth in the respective Convertible Unsecured Notes Indenture. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Unsecured Notes at any time. In addition, if we engage in certain corporate events as described in their respective Convertible Unsecured Notes Indenture, holders of the Convertible Unsecured Notes may require us to repurchase for cash all or part of the Convertible Unsecured Notes at a repurchase price equal to 100% of the principal amount of the Convertible Unsecured Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

Certain key terms related to the convertible features for each of the Convertible Unsecured Notes as of June 30, 2017 are listed below.

	2018 Convertible Notes	2019 Convertible Notes	2022 Convertible Notes
Conversion premium	17.5%	15.0%	15.0%
Closing stock price at issuance	$16.91	$17.53	$16.86
Closing stock price date	October 3, 2012	July 15, 2013	January 23, 2017
Conversion price(1)	$19.64	$19.99	$19.39
Conversion rate (shares per one thousand dollar principal amount)(1)	50.9054	50.0292	51.5756
Conversion dates	July 15, 2017	July 15, 2018	August 1, 2021
________________________________________

(1)	Represents conversion price and conversion rate, as applicable, as of June 30, 2017, taking into account certain de minimis adjustments that will be made on the conversion date.

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

As of June 30, 2017, we were in compliance in all material respects with the terms of the Convertible Unsecured Notes Indentures and the indentures governing the Unsecured Notes.

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

See Note 5 to our consolidated financial statements for the three and six months ended June 30, 2017 for more information on our debt obligations.

OFF BALANCE SHEET ARRANGEMENTS

We have various commitments to fund investments in our portfolio, as described below.

As of June 30, 2017 and December 31, 2016, we had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) our discretion:

	As of
(in millions)	June 30, 2017	December 31, 2016
Total revolving and delayed draw loan commitments	$628	$411
Less: drawn commitments	(137)	(81)
Total undrawn commitments	491	330
Less: commitments substantially at our discretion	(19)	(12)
Less: unavailable commitments due to borrowing base or other covenant restrictions	—	—
Total net adjusted undrawn revolving and delayed draw loan commitments	$472	$318

Included within the total revolving and delayed draw loan commitments as of June 30, 2017 and December 31, 2016 were delayed draw loan commitments totaling $159 million and $92 million, respectively. Our commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels).

Also included within the total revolving and delayed draw loan commitments as of June 30, 2017 were commitments to issue up to $80 million in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2017, we had $14 million in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For all these letters of credit issued and outstanding, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. We recorded a liability of $3 million for certain letters of credit issued and outstanding and none of the other letters of credit issued and outstanding were recorded as a liability on our balance sheet as such other letters of credit are considered in the valuation of the investments in the portfolio company. Of these letters of credit, $2 million expire in 2017 and $12 million expire in 2018.

We also have commitments to co-invest in the SDLP and the SSLP for our portion of the SDLP’s and the SSLP's commitments to fund delayed draw loans to certain portfolio companies of the SDLP and the SSLP. See "Senior Direct Lending Program" and "Senior Secured Loan Program" above and Note 4 to our consolidated financial statements for the three and six months ended June 30, 2017 for more information.

As of June 30, 2017 and December 31, 2016, we were party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

	As of
(in millions)	June 30, 2017	December 31, 2016
Total private equity commitments	$88	$57
Less: funded private equity commitments	(34)	(17)
Total unfunded private equity commitments	54	40
Less: private equity commitments substantially our discretion	(53)	(39)
Total net adjusted unfunded private equity commitments	$1	$1

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

In addition, in the ordinary course of business, we may guarantee certain obligations in connection with our portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable.

RECENT DEVELOPMENTS

As of June 30, 2017, our investment in the SSLP Certificates at amortized cost and fair value was $1.9 billion and $1.9 billion, respectively. As of June 30, 2017, the SSLP had $1.2 billion in cash and GE’s Senior Notes outstanding totaled $601 million. In early July 2017, the SSLP made its monthly waterfall distribution from this cash, which fully repaid GE’s Senior Notes and included distributions to the SSLP Certificates. From this distribution, our SSLP Certificates received $474 million. After this distribution, our amortized cost in our SSLP Certificates was $1.5 billion.

In addition, in July 2017, we and GE agreed to an early termination of the SSLP whereby on July 26, 2017, we purchased the remaining $1.6 billion in aggregate principal amount of first lien senior secured loans outstanding at par plus accrued and unpaid interest and fees from the SSLP (the “SSLP Loan Sale”) and assumed the SSLP’s remaining unfunded loan commitments totaling $50 million. Upon completion of the SSLP Loan Sale, the SSLP made a liquidation distribution to the SSLP Certificates (the “Liquidation Distribution”), of which we received $1.5 billion. In connection with the Liquidation Distribution, we recognized an $18 million net realized loss as a result of the early termination. After completion of the transactions above, the operations of the SSLP were effectively terminated pursuant to the terms of the documents governing the SSLP and the SSLP will no longer have an obligation to fund existing commitments and other amounts to its former portfolio companies.

Excluding the loans acquired from the SSLP described above, from July 1, 2017 through July 26, 2017, we made new investment commitments of approximately $128 million, of which $101 million were funded. Of these new commitments, 99% were in first lien senior secured loans and 1% were in investments in the SDLP Certificates to make co-investments with Varagon and its clients in floating rate first lien senior secured loans through the SDLP. Of the approximately $128 million of new investment commitments, 100% were floating rate. The weighted average yield of debt and other income producing securities funded during the period at amortized cost was 7.6%. We may seek to sell all or a portion of these new investment commitments, although there can be no assurance that we will be able to do so.

Excluding the repayments of the SSLP Certificates described above, from July 1, 2017 through July 26, 2017, we exited approximately $327 million of investment commitments, including $276 million of investment commitments acquired in the American Capital Acquisition. Of the total investment commitments, 46% were other equity securities, 25% were second lien senior secured loans, 13% were preferred equity securities, 13% were first lien senior secured loans, 1% were senior subordinated loans, 1% were collateralized loan obligations and 1% were investments in the SDLP Certificates. Of the approximately $327 million of exited investment commitments, 59% were non-interest bearing, 40% were floating rate and 1% were fixed rate. The weighted average yield of debt and other income producing securities exited or repaid during the period at amortized cost was 9.6% and the weighted average yield on total investments exited or repaid during the period at amortized cost was 4.1%. On the approximately $327 million of investment commitments exited from July 1, 2017 through July 26, 2017, we recognized total net realized gains of approximately $61 million, including net realized gains of approximately $60 million on investment commitments exited that were acquired in the American Capital Acquisition.

In addition, as of July 26, 2017, we had an investment backlog and pipeline of approximately $530 million and $325 million, respectively. Investment backlog includes transactions approved by our investment adviser’s investment committee and/or for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore we believe are likely to close. Investment pipeline includes transactions where due diligence and analysis are in process, but no formal mandate, letter of intent or signed commitment have been issued. The consummation of any of the investments in this backlog and pipeline depends upon, among other things, one or more of the following: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. In addition, we may sell all or a portion of these investments and certain of these investments may result in the repayment of existing investments. We cannot assure you that we will make any of these investments or that we will sell all or any portion of these investments.

CRITICAL ACCOUNTING POLICIES

See Note 2 to our consolidated financial statements for the three and six months ended June 30, 2017, which describes our critical accounting policies.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the guidance in ASU No. 2014-09 and has the same effective date as the original standard. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, an update on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which includes amendments for enhanced clarification of the guidance. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers (Topic 606), the amendments in this update are of a similar nature to the items typically addressed in the technical corrections and improvements project. Additionally, in February 2017, the FASB issued ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, an update clarifying that a financial asset is within the scope of Subtopic 610-20 if it is deemed an “in-substance non-financial asset.” The application of this guidance is not expected to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016‑02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Leases (Topic 840). Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases. The guidance requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The amendments in ASU No. 2016‑02 are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. While we are currently evaluating the impact of ASU No. 2016-02, we expect an increase to the consolidated balance sheets for lease assets and associated lease liabilities for our lease agreements previously accounted for as operating leases.

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

As of June 30, 2017, 81% of the investments at fair value in our portfolio bore interest at variable rates, 8% bore interest at fixed rates, 10% were non-interest earning and 1% were on non-accrual status. Additionally, for the variable rate investments, 73% of these investments contained interest rate floors (representing 59% of total investments at fair value). Also, as of June 30, 2017, all the loans made through the SSLP and SDLP contained interest rate floors. The Facilities all bear interest at variable rates with no interest rate floors, while the SBA Debentures, the Unsecured Notes and the Convertible Unsecured Notes bear interest at fixed rates.

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

Based on our June 30, 2017, balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$246	$42	$204
Up 200 basis points	$164	$28	$136
Up 100 basis points	$82	$14	$68
Down 100 basis points	$(10)	$(14)	$4
Down 200 basis points	$(8)	$(16)	$8
Down 300 basis points	$(8)	$(16)	$8
________________________________________

(1)	Excludes the impact of income based fees. See Note 3 to our consolidated financial statements for the three and six months ended June 30, 2017 for more information on the income based fees.

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

Based on our December 31, 2016, balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$205	$25	$180
Up 200 basis points	$136	$17	$119
Up 100 basis points	$67	$9	$58
Down 100 basis points	$9	$(6)	$15
Down 200 basis points	$8	$(6)	$14
Down 300 basis points	$8	$(6)	$14
_______________________________________________________________________________

(1)	Excludes the impact of income based fees. See Note 3 to our consolidated financial statements for the three and six months ended June 30, 2017 for more information on the income based fees.

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

There have been no changes in the Company’s internal control over financial reporting during the three and six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our legal proceedings, see Note 15 to our consolidated financial statements for the three and six months ended June 30, 2017.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and those set forth under the caption “Risk Factors” in pre-effective Amendment No. 2 to our Registration Statement on Form N-2, filed on July 31, 2017 (the “N-2”), which could materially affect our business, financial condition and/or operating results.  The risks described in our Annual Report on Form 10-K and in the N-2 are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Dividend Reinvestment Plan

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933.

During six months ended June 30, 2017, as a part of our dividend reinvestment plan for our common stockholders, we purchased 236,941 shares of our common stock for an average price per share of $16.46 in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines such purchases of our common stock during the six months ended June 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 through January 31, 2017	236,941	$16.46	—	$—
February 1, 2017 through February 28, 2017	—	—	—	—
March 1, 2017 through March 31, 2017	—	—	—	—
April 1, 2017 through April 30, 2017			—	—
May 1, 2017 through May 31, 2017	—	—	—	—
June 1, 2017 through June 30, 2017	—	—	—	—
Total	236,941	$16.46	—	$—

Stock Repurchase Program

In September 2015, our board of directors approved a stock repurchase program authorizing us to repurchase up to $100 million in the aggregate of our outstanding common stock in the open market at certain thresholds below our net asset value per share, in accordance with the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. In May 2016, we suspended our stock repurchase program pending the completion of the American Capital Acquisition. In February 2017, our board of directors authorized an amendment to our stock repurchase program to (a) increase the total authorization under the program from $100 million to $300 million and (b) extend the expiration date of the program from February 28, 2017 to February 28, 2018. Under the stock repurchase program, we may repurchase up to $300 million in the aggregate of our outstanding common stock in the open market at a price per share that meets certain thresholds below our net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The program does not require us to repurchase any specific number of shares and we cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time. As of June 30, 2017, we had repurchased a total of 0.5 million shares of our common stock in the open market under the stock repurchase program since its inception in September 2015, at an average price of $13.92 per share, including commissions paid, leaving approximately $293 million available for additional repurchases under the program.

Repurchases of our common stock under our stock repurchase program for the periods below were as follows:

(dollars in thousands, except share and per share data) Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 through January 31, 2017	—	$—	—	$—
February 1, 2017 through February 28, 2017	—	—	—	—
March 1, 2017 through March 31, 2017	—	—	—	—
April 1, 2017 through April 30, 2017	—	—	—	—
May 1, 2017 through May 31, 2017	—	—	—	—
June 1, 2017 through June 30, 2017	—	—	—	—
Total	—	$—	—	$—
_______________________________________________________________________________

(1)	Amount includes commissions paid.

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

ARES CAPITAL CORPORATION

Date: August 2, 2017	By	/s/ R. Kipp deVeer
R. Kipp deVeer Chief Executive Officer

Date: August 2, 2017	By	/s/ Penni F. Roll
Penni F. Roll Chief Financial Officer

Date: August 2, 2017	By	/s/ Scott C. Lem
Scott C. Lem Chief Accounting Officer, Vice President and Treasurer