Form 10-K
period 2017-12-31
ARES CAPITAL CORP
filed 2018-02-13
CIK 1287750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File No. 814-00663
__________________________________________________________________________
ARES CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	33-1089684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
245 Park Avenue, 44th Floor, New York, New York 10167 (Address of principal executive offices) (Zip Code)
(212) 750-7300 (Registrant’s telephone number, including area code)
____________________________________________________________________________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section §232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2017, based on the closing price on that date of $16.38 on The NASDAQ Global Select Market, was approximately $6,950,838,049. As of February 8, 2018, there were 426,299,165 shares of the registrant’s common stock outstanding.

Portions of the registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

ARES CAPITAL CORPORATION

PART I

Item 1.    Business

GENERAL

Ares Capital Corporation

Ares Capital Corporation, a Maryland corporation (together with its subsidiaries, where applicable, “Ares Capital” or the “Company,” which may also be referred to as “we,” “us” or “our”), is a specialty finance company that is a closed-end, non-diversified management investment company. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended and the rules and regulations promulgated thereunder, the “Investment Company Act.” We were founded on April 16, 2004, were initially funded on June 23, 2004 and completed our initial public offering (“IPO”) on October 8, 2004. As of December 31, 2017, we were the largest BDC in the U.S. with approximately $12.3 billion of total assets.

We are externally managed by Ares Capital Management LLC (“Ares Capital Management” or our “investment adviser”), a subsidiary of Ares Management, L.P. (NYSE:ARES) (“Ares Management” or “Ares”), a publicly traded, leading global alternative asset manager, pursuant to our investment advisory and management agreement. Ares Operations LLC (“Ares Operations” or our “administrator”), a subsidiary of Ares Management, provides certain administrative and other services necessary for us to operate.

Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in U.S. middle-market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. However, we may from time to time invest in larger or smaller companies. We generally use the term “middle-market” to refer to companies with annual EBITDA between $10 million and $250 million. As used herein, EBITDA represents net income before net interest expense, income tax expense, depreciation and amortization.

We invest primarily in first lien senior secured loans (including “unitranche” loans, which are loans that combine both senior and mezzanine debt, generally in a first lien position), second lien senior secured loans and mezzanine debt, which in some cases includes an equity component. First and second lien senior secured loans generally are senior debt instruments that rank ahead of subordinated debt of a given portfolio company. Mezzanine debt is subordinated to senior loans and is generally unsecured. Our investments in corporate borrowers generally range between $30 million and $500 million each and investments in project finance/power generation projects generally range between $10 million and $200 million. However, the investment sizes may be more or less than these ranges and may vary based on, among other things, our capital availability, the composition of our portfolio and general micro- and macro-economic factors.

To a lesser extent, we also make preferred and/or common equity investments, which have generally been non-control equity investments of less than $20 million (usually in conjunction with a concurrent debt investment). However, we may increase the size or change the nature of these investments. Also, as a result of the American Capital Acquisition (as defined below), American Capital’s (as defined below) equity investments, including equity investments pursuant to which American Capital controlled a particular portfolio company, became part of our portfolio.

The proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating. In connection with our investing activities, we may make commitments with respect to indebtedness or securities of a potential portfolio company substantially in excess of our final investment. In such situations, while we may initially agree to fund up to a certain dollar amount of an investment, we may subsequently syndicate or sell a portion of such amount (including, without limitation, to vehicles managed by our portfolio company, Ivy Hill Asset Management, L.P. (“IHAM”)), such that we are left with a smaller investment than what was reflected in our original commitment. In addition to originating investments, we may also acquire investments in the secondary market (including purchases of a portfolio of investments).

The first and second lien senior secured loans in which we invest generally have stated terms of three to 10 years and the mezzanine debt investments in which we invest generally have stated terms of up to 10 years, but the expected average life of such first and second lien loans and mezzanine debt is generally between three and seven years. However, we may invest in loans and securities with any maturity or duration. The instruments in which we invest typically are not rated by any rating agency, but we believe that if such instruments were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than “BBB-” by Fitch Ratings or lower than “BBB-” by Standard & Poor’s Ratings Services), which, under the guidelines established by these entities, is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Bonds that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.” We may invest without limit in debt or other securities of any rating, as well as debt or other securities that have not been rated by any nationally recognized statistical rating organization.

We believe that our investment adviser, Ares Capital Management, is able to leverage the current investment platform, resources and existing relationships of Ares Management with financial sponsors, financial institutions, hedge funds and other investment firms to provide us with attractive investment opportunities. For purposes of this document, we refer to Ares Management and its affiliated companies (other than portfolio companies of its affiliated funds) as “Ares.” In addition to deal flow, the Ares investment platform assists our investment adviser in analyzing, structuring and monitoring investments. Ares has been in existence for over 20 years and its partners have an average of approximately 25 years of experience in leveraged finance, private equity, distressed debt, commercial real estate finance, investment banking and capital markets. We have access to Ares’ investment professionals and administrative professionals, who provide assistance in accounting, finance, legal, compliance, operations, information technology and investor relations. As of December 31, 2017, Ares had approximately 390 investment professionals and approximately 615 administrative professionals.

While our primary focus is to generate current income and capital appreciation through investments in first and second lien senior secured loans and mezzanine debt and, to a lesser extent, equity securities of eligible portfolio companies, we also may invest up to 30% of our portfolio in non‑qualifying assets, as permitted by the Investment Company Act. Specifically, as part of this 30% basket, we may invest in entities that are not considered “eligible portfolio companies” (as defined in the Investment Company Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the Investment Company Act, and publicly traded entities whose public equity market capitalization exceeds the levels provided for under the Investment Company Act.
American Capital Acquisition

On January 3, 2017, we completed our acquisition of American Capital, Ltd. (“American Capital”) (the “American Capital Acquisition”) in a cash and stock transaction valued at approximately $4.2 billion. Pursuant to the terms and conditions of the Agreement and Plan of Merger, dated May 23, 2016 (the “Merger Agreement”), American Capital stockholders received the right to the following merger consideration for each share of American Capital common stock owned: (i) $6.48 per share in cash from the Company (including a make‑up dividend in the amount of $0.07 per share), (ii) 0.483 shares of our common stock for each share of American Capital common stock held immediately prior to the mergers, (iii) $2.45 per share in cash, which amount represents the per share cash consideration paid to American Capital pursuant to the sale by American Capital Asset Management, LLC of American Capital Mortgage Management, LLC to American Capital Agency Corp., which was completed on July 1, 2016 and (iv) approximately $1.20 per share in cash from Ares Capital Management, acting solely on its own behalf. In connection with the stock consideration, we issued approximately 112 million shares of our common stock to American Capital’s then‑existing stockholders (including holders of outstanding in‑the‑money American Capital stock options), thereby resulting in our then‑existing stockholders owning approximately 73.7% of the combined company and American Capital’s then‑existing stockholders owning approximately 26.3% of the combined company. As a result of the American Capital Acquisition, we acquired $3.6 billion of assets, including $2.5 billion of investments, and assumed $226 million of liabilities.

In connection with the American Capital Acquisition, Ares Capital Management has agreed to waive up to $100 million in income based fees from the Company for the first ten calendar quarters beginning with the second quarter of 2017, in an amount equal to the lesser of (1) $10 million of income based fees and (2) the amount of income based fees for each such quarter, in each case, to the extent earned and payable by us in such quarter pursuant to and as calculated under our investment advisory and management agreement (the “Fee Waiver”). See “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations—Overview—American Capital Acquisition” and Notes 3 and 16 to our consolidated financial statements for the year ended December 31, 2017 for additional information regarding the American Capital Acquisition.
Ares Management, L.P.

Ares is a publicly traded, leading global alternative asset manager. As of December 31, 2017, Ares had over 1,000 employees in over 15 principal and originating offices across the United States, Europe, Asia and Australia. Since its inception in 1997, Ares has adhered to a disciplined investment philosophy that focuses on delivering strong risk-adjusted investment returns throughout market cycles. Ares believes each of its three distinct but complementary investment groups in Credit, Private Equity and Real Estate is a market leader based on investment performance. Ares was built upon the fundamental principle that each group benefits from being part of the greater whole.

Ares Capital Management LLC

Ares Capital Management, our investment adviser, is served by an origination, investment and portfolio management team of approximately 100 U.S.-based investment professionals as of December 31, 2017 and led by certain partners of the Ares Credit Group: Kipp deVeer, Mitchell Goldstein and Michael Smith. Ares Capital Management leverages off of Ares’ investment platform and benefits from the significant capital markets, trading and research expertise of Ares’ investment professionals. Ares Capital Management’s investment committee has eight members primarily comprised of certain of the U.S.-based partners of the Ares Credit Group.

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

•
We believe the middle-market represents a significant portion of the overall economy, and the demand for capital by middle-market companies reflects generally stronger growth trends and financial performance. In addition, due to the fragmented nature of the middle-market and the lack of publicly available information, we believe lenders have an opportunity to originate and underwrite investments with more favorable terms, including stronger covenant and reporting packages, as well as better call protection and change of control provisions as compared to the large, broadly syndicated loan market.

COMPETITIVE ADVANTAGES

We believe that we have the following competitive advantages over other capital providers to middle-market companies:

The Ares Platform

Ares operates three distinct but complementary investment groups, including the Ares Credit Group, the Ares Private Equity Group and the Ares Real Estate Group. We believe our affiliation with Ares provides a distinct competitive advantage through Ares’ originations, due diligence, and marketing activities. In particular, we believe that the Ares platform provides us with an advantage through its deal flow generation and investment evaluation process. Ares’ asset management platform also provides additional market information, company knowledge and industry insight that benefit our investment and due diligence process. Ares’ professionals maintain extensive financial sponsor and intermediary relationships, which provide valuable insight and access to transactions and information.

Seasoned Management Team

The investment professionals in the Ares Credit Group and members of our investment adviser’s investment committee also have significant experience investing across market cycles. This experience also provides us with a competitive advantage in identifying, originating, investing in and managing a portfolio of investments in middle-market companies.

Broad Origination Strategy

We focus on self-originating most of our investments by pursuing a broad array of investment opportunities in middle-market companies and power generation projects across multiple channels. We also leverage off of the extensive relationships of the broader Ares platform, including relationships with the portfolio companies in the IHAM Vehicles (as defined below), to identify investment opportunities. We believe that this allows for asset selectivity and that there is a significant relationship between proprietary deal origination and credit performance. We believe that our focus on generating proprietary deal flow and lead investing also gives us greater control over capital structure, deal terms, pricing and documentation and enables us to actively manage our portfolio investments. Moreover, by leading the investment process, we are often able to secure controlling positions in credit tranches, thereby providing additional control in investment outcomes. We also have originated substantial proprietary deal flow from middle-market intermediaries, which often allows us to act as the sole or principal source of institutional capital to the borrower.

Scale and Flexible Transaction Structuring

We believe that being one of the largest BDCs makes us a more desirable and flexible capital provider, especially in competitive markets. We are flexible with the types of investments we make and the terms associated with those investments. We believe this approach and experience enables our investment adviser to identify attractive investment opportunities throughout economic cycles and across a company’s capital structure so we can make investments consistent with our stated investment objective and preserve principal while seeking appropriate risk adjusted returns. In addition, we have the flexibility to provide “one stop” financing with the ability to invest capital across the balance sheet and syndicate and hold larger investments than many of our competitors. We believe that the ability to underwrite, syndicate and hold larger investments benefits our stockholders by (a) potentially increasing net income and earnings through syndication, (b) increasing originated deal flow flexibility, (c) broadening market relationships and deal flow, (d) allowing us to optimize our portfolio composition and (e) allowing us to provide capital to a broader spectrum of middle-market companies, which we believe currently have limited access to capital from traditional lending sources. In addition, we believe that the ability to provide capital at every level of the balance sheet provides a strong value proposition to middle-market borrowers and our senior debt capabilities provide superior deal origination and relative value analysis capabilities compared to junior capital focused lenders.

Experience with and Focus on Middle-Market Companies

Ares has historically focused on investments in middle-market companies and we benefit from this experience. In sourcing and analyzing deals, our investment adviser benefits from Ares’ extensive network of relationships focused on middle-market companies, including management teams, members of the investment banking community, private equity groups and other investment firms with whom Ares has had long-term relationships. We believe this network enables us to identify well-positioned prospective portfolio company investments. The Ares Credit Group works closely with Ares’ other investment professionals. As of December 31, 2017, Ares oversaw a portfolio of investments in over 1,480 companies, approximately 505 structured assets and over 170 properties across approximately 60 industries, which provides access to an extensive network of relationships and insights into industry trends and the state of the capital markets.

Disciplined Investment Philosophy

In making its investment decisions, our investment adviser has adopted Ares’ long-standing, consistent, credit-based investment approach that was developed over 20 years ago by its founders. Specifically, our investment adviser’s investment philosophy, portfolio construction and portfolio management involve an assessment of the overall macroeconomic environment and financial markets and company-specific research and analysis. Its investment approach emphasizes capital preservation, low volatility and minimization of downside risk. In addition to engaging in extensive due diligence from the perspective of a long-term investor, our investment adviser’s approach seeks to reduce risk in investments by focusing on:

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

Extensive Industry Focus

We seek to concentrate our investing activities in industries with a history of predictable and dependable cash flows and in which the Ares investment professionals have had extensive investment experience. Ares investment professionals have developed long-term relationships with management teams and management consultants in approximately 60 industries, and have accumulated substantial information and identified potential trends within these industries. In turn, we benefit from these relationships, information and identification of potential trends in making investments.

OPERATING AND REGULATORY STRUCTURE

Our investment activities are managed by our investment adviser, Ares Capital Management, which is a subsidiary of Ares, and supervised by our board of directors, a majority of whom are independent of Ares and its affiliates. Ares Capital Management is registered under the Investment Advisers Act of 1940, or the “Advisers Act.” Under our Amended and Restated Investment Advisory and Management Agreement with Ares Capital Management, referred to herein as our “investment advisory and management agreement,” we have agreed to pay Ares Capital Management base management fees based on our total assets, as defined under the Investment Company Act (other than cash and cash equivalents, but including assets purchased with borrowed funds) (“base management fees”), fees based on our net investment income (“income based fees”) and fees based on our net capital gains (“capital gains incentive fees”). See “—Investment Advisory and Management Agreement”. Ares Operations provides us with certain administrative and other services necessary for us to operate pursuant to an Amended and Restated Administration Agreement, referred to herein as our “administration agreement.” See “—Administration Agreement.”

As a BDC, we are required to comply with certain regulatory requirements. For example, we are not generally permitted to co-invest in any portfolio company in which a fund managed by Ares or any of its downstream affiliates (other than us and our downstream affiliates) is also co-investing. On January 18, 2017, we received an order from the SEC that permits us and other BDCs and registered closed-end management investment companies managed by Ares to co-invest in portfolio companies with each other and with affiliated investment funds (the “Co-investment Exemptive Order”). Co-investments made under the Co-investment Exemptive Order are subject to compliance with certain conditions and other requirements, which could limit our ability to participate in a co-investment transaction. We may also co-invest with funds managed by Ares or any of its downstream affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures.

Also, while we may borrow funds to make investments, our ability to use debt is limited in certain significant aspects. See “Regulation.” In particular, BDCs must have at least 200% asset coverage calculated pursuant to the Investment Company Act (i.e., we are permitted to borrow one dollar for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us) in order to incur debt or issue preferred stock (which we refer to collectively as “senior securities”), which requires us to finance our investments with at least as much equity as senior securities in the aggregate. Certain of our credit facilities also require that we maintain asset coverage of at least 200%. As of December 31, 2017, our asset coverage was 242%.

In addition, as a consequence of our being a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes, our asset growth is dependent on our ability to raise equity capital through the issuance of common stock. RICs generally must distribute substantially all of their investment company taxable income (as defined under the Code) to stockholders as dividends in order to preserve their status as a RIC and not to be subject to additional U.S. federal corporate-level income taxes. This requirement, in turn, generally prevents us from using our earnings to support our operations, including making new investments.

INVESTMENTS

Ares Capital Corporation Portfolio

We have built an investment portfolio of primarily first and second lien senior secured loans, mezzanine debt and, to a lesser extent, equity investments in private middle-market companies. Our portfolio is well diversified by industry sector and its concentration to any single issuer is limited.

Our debt investments in corporate borrowers generally range between $30 million and $500 million each and investments in project finance/power generation projects generally range between $10 million and $200 million each. However, the sizes of our investments may be more or less than these ranges and may vary based on, among other things, our capital availability, the composition of our portfolio and general micro- and macro-economic factors.

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

Structurally, mezzanine debt usually ranks subordinate in priority of payment to senior secured loans and is often unsecured. However, mezzanine debt ranks senior to preferred and common equity in a borrower’s capital structure. Mezzanine debt investments generally offer lenders fixed returns in the form of interest payments and will often provide lenders an opportunity to participate in the capital appreciation of a borrower, if any, through an equity interest. This equity interest typically takes the form of an equity co-investment and/or warrants. Due to its higher risk profile and often less restrictive covenants as compared to senior secured loans, mezzanine debt generally bears a higher stated interest rate than senior secured loans. The equity co-investment and warrants (if any) associated with a mezzanine debt investment typically allow lenders to receive repayment of their principal on an agreed amortization schedule while retaining their equity interest in the borrower. Equity issued in connection with mezzanine debt also may include a “put” feature, which permits the holder to sell its equity interest back to the borrower at a price determined through an agreed formula.

In making an equity investment, in addition to considering the factors discussed under “—Investment Selection” below, we also consider the anticipated timing of a liquidity event, such as a public offering, sale of the company or redemption of our equity securities.

While our primary focus is to generate current income and capital appreciation through investments in first and second lien senior secured loans and mezzanine debt and, to a lesser extent, equity securities of eligible portfolio companies, we also may invest up to 30% of our portfolio in non-qualifying assets, as permitted by the Investment Company Act. See “—Regulation”. Specifically, as part of this 30% basket, we may invest in entities that are not considered “eligible portfolio companies” (as defined in the Investment Company Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the Investment Company Act, and publicly traded entities whose public equity market capitalization exceeds the levels provided for under the Investment Company Act.

Senior Direct Lending Program

We have established a joint venture with Varagon Capital Partners (“Varagon”) to make certain first lien senior secured loans, including certain stretch senior and unitranche loans, primarily to U.S. middle-market companies. Varagon was formed in 2013 as a lending platform by American International Group, Inc. (NYSE:AIG) and other partners. The joint venture is called the Senior Direct Lending Program (the “SDLP”). In July 2016, the Company and Varagon and its clients completed the initial funding of the SDLP. The SDLP may generally commit and hold individual loans of up to $300 million. We may directly co‑invest with the SDLP to accommodate larger transactions. The SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SDLP must be approved by an investment committee of the SDLP consisting of representatives of ours and Varagon (with approval from a representative of each required).

We provide capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. As of December 31, 2017, we and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates. The SDLP Certificates pay a coupon of LIBOR plus a stated spread and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, which may result in a return to the holders of the SDLP Certificates that is greater than the stated coupon. The SDLP Certificates are junior in right of payment to the senior notes and intermediate funding notes.

As of December 31, 2017, we and Varagon and its clients had agreed to make capital available to the SDLP of $2.9 billion in the aggregate, of which $591 million has been made available from us. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP as discussed above.

For more information on the SDLP, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity—Senior Direct Lending Program” and note 4 to our consolidated financial statements for the year ended December 31, 2017.

Ivy Hill Asset Management, L.P.

As of December 31, 2017, our portfolio company, IHAM, an SEC-registered investment adviser, managed 21 vehicles and served as the sub-manager/sub-servicer for two other vehicles (such vehicles, the “IHAM Vehicles”). As of December 31, 2017, IHAM had assets under management of approximately $4.1 billion. As of December 31, 2017, the amortized cost and fair value of our investment in IHAM was $244 million and $315 million, respectively. In connection with IHAM’s registration as a registered investment adviser, on March 30, 2012, we received exemptive relief from the SEC allowing us to, subject to certain conditions, own directly or indirectly up to 100% of IHAM’s outstanding equity interests and make additional investments in IHAM. From time to time, IHAM or certain IHAM Vehicles may purchase investments from us or sell investments to us, in each case for a price equal to the fair market value of such investments determined at the time of such transactions.

On January 3, 2017, in connection with the American Capital Acquisition, American Capital Asset Management, LLC, a wholly-owned portfolio company of American Capital (“ACAM”), merged with and into IHAM, with IHAM remaining as the surviving entity as a wholly owned portfolio company of ours. As a result, IHAM now manages certain funds that were previously managed by ACAM, including American Capital Senior Floating, Ltd., a Maryland corporation that has elected to be regulated as a BDC under the Investment Company Act.

See Notes 4 and 16 to our consolidated financial statements for the year ended December 31, 2017 for more information about IHAM and its role in the American Capital Acquisition.
Industry Composition

We generally seek to invest in companies in the industries in which Ares’ investment professionals have direct expertise. The following is a representative list of the industries in which we have invested:

•	Aerospace and Defense

•	Automotive Services

•	Business Services

•	Consumer Products

•	Containers and Packaging

•	Education

•	Environmental Services

•	Financial Services

•	Food and Beverage

•	Healthcare Services

•	Investment Funds and Vehicles

•	Manufacturing

•	Oil and Gas

•	Other Services

•	Power Generation

•	Restaurant and Food Services

•	Retail

•	Telecommunications

However, we may invest in other industries if we are presented with attractive opportunities.

The industrial and geographic compositions of our portfolio at fair value as of December 31, 2017 and 2016 were as follows:

	As of December 31,
	2017	2016
Industry
Healthcare Services	22.5%	14.3%
Business Services	19.2	9.8
Consumer Products	6.8	7.2
Other Services	6.2	8.9
Manufacturing	6.0	3.8
Investment Funds and Vehicles(1)	5.8	25.2
Financial Services	4.3	4.2
Food and Beverage	4.3	2.2
Power Generation	3.6	6.4
Restaurants and Food Services	3.3	4.5
Automotive Services	3.0	1.9
Education	3.0	2.0
Wholesale Distribution	2.5	—
Oil and Gas	2.5	1.0
Containers and Packaging	2.1	2.8
Other	4.9	5.8
Total	100.0%	100.0%

_______________________________________________________________________________

(1)
Includes our investment in the SDLP, which had made first lien senior secured loans to 19 and 14 different borrowers as of December 31, 2017 and 2016, respectively, and our investment in the SSLP, which had made first lien senior secured loans to 19 different borrowers as of December 31, 2016. The portfolio companies in the SDLP are in industries similar to the companies in our portfolio. The portfolio companies in the SSLP were in industries similar to the companies in our portfolio.

	As of December 31,
	2017	2016
Geographic Region
Southeast	28.5%	19.5%
Midwest	25.3	19.7
West(1)	23.9	41.5
Mid Atlantic	15.0	14.7
Northeast	3.9	3.6
International	3.4	1.0
Total	100.0%	100.0%
_______________________________________________________________________________

(1)
Includes our investment in the SDLP, which represented 4.1% and 3.1% of the total investment portfolio at fair value as of December 31, 2017 and 2016, respectively, and our investment in the SSLP, which represented 21.7% of the total investment portfolio at fair value as of December 31, 2016.

As of December 31, 2017, 3.1% of total investments at amortized cost (or 1.4% of total investments at fair value) were on non-accrual status. As of December 31, 2016, 2.9% of total investments at amortized cost (or 0.8% of total investments at fair value) were on non-accrual status.

Since our IPO on October 8, 2004 through December 31, 2017, our exited investments resulted in an aggregate cash flow realized internal rate of return (as discussed in more detail in footnote 1 to the table below) to us of approximately 14% (based on original cash invested, net of syndications, of approximately $20.6 billion and total proceeds from such exited investments of approximately $26.4 billion). Approximately 65% of these exited investments resulted in an aggregate cash flow realized internal rate of return to us of 10% or greater.

The aggregate cash flow realized internal rate of return, original cash invested, net of syndications, and total proceeds, in each case from exited investments, are listed below from our IPO on October 8, 2004 through the end of each period shown below.

	Exited Investments IPO through December 31,
(dollar amounts in millions)	2017	2016	2015	2014	2013	2012	2011	2010	2009	2008	2007	2006	2005	2004
Realized internal rate of return to Ares Capital(1)	14%	13%	13%	13%	13%	13%	14%	15%	14%	19%	21%	26%	41%	17%
Original cash invested, net of syndications	$20,613	$14,264	$12,170	$9,883	$7,717	$6,817	$4,638	$2,696	$1,220	$923	$684	$424	$119	$28
Total proceeds	$26,424	$17,523	$14,903	$12,121	$9,445	$8,264	$5,627	$3,256	$1,405	$1,104	$818	$511	$140	$32
_______________________________________________________________________________

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

Additionally, since our IPO on October 8, 2004 through December 31, 2017, our realized gains exceeded our realized losses by approximately $613 million (excluding a one-time gain on the acquisition of Allied Capital Corporation (“Allied Capital”) in April 2010 (the “Allied Acquisition”) and realized gains/losses from the extinguishment of debt and other assets). For the same time period, our average annualized net realized gain rate was approximately 1.1% (excluding a one-time gain on the Allied Acquisition and realized gains/losses from the extinguishment of debt and other assets). Net realized gain/loss rates for a particular period are the amount of net realized gains/losses during such period divided by the average quarterly investments at amortized cost in such period.

Information included herein regarding internal rates of return, realized gains and losses and annualized net realized gain rates are historical results relating to our past performance and are not necessarily indicative of future results, the achievement of which cannot be assured.

INVESTMENT SELECTION

Ares’ investment philosophy was developed over 20 years ago and has remained consistent and relevant throughout a number of economic cycles. We are managed using a similar investment philosophy used by the investment professionals of Ares in respect of its other investment funds.

This investment philosophy involves, among other things:

•	an assessment of the overall macroeconomic environment and financial markets and how such assessment may impact industry and asset selection;

•	company-specific research and analysis; and

•	with respect to each individual company, an emphasis on capital preservation, low volatility and minimization of downside risk.

The foundation of Ares’ investment philosophy is intensive credit investment analysis, a portfolio management discipline based on both market technicals and fundamental value-oriented research, and diversification strategy. We follow a rigorous investment process based on:

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

Intensive Due Diligence

The process through which an investment decision is made involves extensive research into the target company, its industry, its growth prospects and its ability to withstand adverse conditions. If the senior investment professional responsible for the potential transaction determines that an investment opportunity should be pursued, we will engage in an intensive due diligence process. Approximately 30-40% of the investments initially reviewed by us proceed to this phase. Though each transaction will involve a somewhat different approach, the regular due diligence steps generally undertaken include:

•	meeting with the target company’s management team to get a detailed review of the business, and to probe for potential weaknesses in business prospects;

•	checking management’s backgrounds and references;

•	performing a detailed review of historical financial performance, including performance through various economic cycles, and the quality of earnings;

•	reviewing both short and long term projections of the business, and sensitizing them for both upside and downside risk;

•	visiting headquarters and company operations and meeting with top and middle-level executives;

•	contacting customers and vendors to assess both business prospects and standard practices;

•	conducting a competitive analysis, and comparing the issuer to its main competitors on an operating, financial, market share and valuation basis;

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

Selective Investment Process

After an investment has been identified and preliminary diligence has been completed, a credit research and analysis report is prepared. This report is reviewed by the senior investment professional in charge of the potential investment. If such senior and other investment professionals are in favor of the potential investment, then it is first presented to the investment committee on a preliminary basis.

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

In some cases, our debt investments may provide for a portion of the interest payable to be payment-in-kind (“PIK”) interest. To the extent interest is PIK, it will be payable through the increase of the principal amount of the loan by the amount of interest due on the then-outstanding aggregate principal amount of such loan.

In the case of our first and second lien senior secured loans and mezzanine debt, we tailor the terms of the investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that aims to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan and improve its profitability. For example, in addition to seeking a senior position in the capital structure of our portfolio companies, we will seek, where appropriate, to limit the downside potential of our investments by:

•	targeting a total return on our investments (including both interest and potential equity appreciation) that compensates us for credit risk;

•	incorporating “put” rights, call protection and LIBOR floors for floating rate loans, into the investment structure; and

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

We generally require financial covenants and terms that require an issuer to reduce leverage, thereby enhancing credit quality. These methods include: (a) maintenance leverage covenants requiring a decreasing ratio of indebtedness to cash flow over time, (b) maintenance cash flow covenants requiring an increasing ratio of cash flow to the sum of interest expense and capital expenditures and (c) indebtedness incurrence prohibitions, limiting a company’s ability to take on additional indebtedness. In addition, by including limitations on asset sales and capital expenditures we may be able to prevent a borrower from changing the nature of its business or capitalization without our consent.

Our debt investments may include equity features, such as warrants or options to buy a minority interest in the portfolio company. Warrants we receive with our debt investments may require only a nominal cost to exercise, and thus, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We may structure the warrants to provide provisions protecting our rights as a minority-interest holder, as well as puts, or rights to sell such securities back to the portfolio company, upon the occurrence of specified events. In many cases, we also obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights.

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

See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview” and Note 16 to our consolidated financial statements for the year ended December 31, 2017 for information regarding the American Capital Acquisition.

ON-GOING RELATIONSHIPS WITH AND MONITORING OF PORTFOLIO COMPANIES

We closely monitor each investment we make, maintain a regular dialogue with both the management team and other stakeholders and seek specifically tailored financial reporting. In addition, senior investment professionals may take board seats or obtain board observation rights in connection with our portfolio companies. As of December 31, 2017, of our 314 portfolio companies, we were entitled to board seats or board observation rights on 32% of these companies and these companies represented approximately 47% of our portfolio at fair value.

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

We assigned a fair value as of January 3, 2017 (the “Acquisition Date”) to each of the portfolio investments acquired in connection with the American Capital Acquisition. The initial cost basis of each investment acquired was equal to the fair value of such investment as of the Acquisition Date. Many of these portfolio investments were assigned a fair value reflecting a discount to American Capital’s cost basis at the time of American Capital’s origination or acquisition. Each investment was initially assessed a grade of 3 (i.e., generally the grade we assign a portfolio company at acquisition), reflecting the relative risk to our initial cost basis of such investments. It is important to note that our grading system does not take into account factors or events in respect of the period from when American Capital originated or acquired such portfolio investments or the status of these portfolio investments in terms of compliance with debt facilities, financial performance and similar factors. Rather, it is only intended to measure risk from the time that we acquired the portfolio investment in connection with the American Capital

Acquisition. Accordingly, it is possible that the grades of these portfolio investments may be reduced or increased after the Acquisition Date.

As of December 31, 2017, the weighted average grade of our portfolio at fair value was 3.1. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity.”

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

COMPETITION

Our primary competitors include public and private funds, commercial and investment banks, commercial finance companies, other BDCs and private equity funds, each of which we compete with for financing opportunities. Many of our competitors are substantially larger and have considerably greater financial and marketing resources than we do. For example, some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider more investments and establish more relationships than we do. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC. For additional information concerning the competitive risks we face, see “Risk Factors—Risks Relating to Our Business—We operate in a highly competitive market for investment opportunities.”

We believe that the relationships of the members of our investment adviser’s investment committee and of the partners of Ares enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we seek to invest. We believe that Ares’ professionals’ deep and long-standing direct sponsor relationships and the resulting proprietary transaction opportunities that these relationships often present, provide valuable insight and access to transactions and information. We use the industry information of Ares’ investment professionals to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies.

STAFFING

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees or affiliates of our investment adviser, Ares Capital Management, and our administrator, Ares Operations, each of which is a subsidiary of Ares Management, pursuant to the terms of our investment advisory and management agreement and our administration agreement, respectively, each as described below. Each of our executive officers is an employee or affiliate of our investment adviser or our administrator. Our day-to-day investment activities are managed by our investment adviser. Most of the services necessary for the origination of our investment portfolio are provided by investment professionals employed by Ares Capital Management. Ares Capital Management had approximately 100 U.S.-based investment professionals as of December 31, 2017 who focus on origination, transaction development, investment and the ongoing monitoring of our investments. See “—Investment Advisory and Management Agreement“ below. We reimburse both our investment adviser and our administrator for a certain portion of expenses incurred in connection with such staffing, as described in more detail below. Because we have no employees, Ares Capital does not have a formal employee relations policy.

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

Ares Capital Management’s services to us under the investment advisory and management agreement are not exclusive, and it is free to furnish similar services to other entities. Similarly, our investment adviser or its affiliates may directly or indirectly manage funds or other investment vehicles with investment objectives similar to ours. Accordingly, we may compete with these Ares funds or other investment vehicles managed by our investment adviser and its affiliates for capital and investment opportunities. Ares Capital Management endeavors to allocate investment opportunities in a fair and equitable manner, and in any event consistent with any fiduciary duties owed to Ares Capital. Nevertheless, it is possible that we may not be given the opportunity to participate in certain investments made by investment funds or other investment vehicles managed by our investment adviser or its affiliates. See “Risk Factors-Risks Relating to Our Business-There are significant potential conflicts of interest that could impact our investment returns.”

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
Income Based Fee
The income based fee is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income, as defined in the investment advisory and management agreement, for the quarter. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the administration agreement, and any interest expense and dividends paid on any outstanding preferred stock, but excluding the income based fee and capital gains incentive fee accrued under U.S. generally accepted accounting principles (“GAAP”)). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities, accrued income that we have not yet received in cash. Our investment adviser is not under any obligation to reimburse us for any part of the income based fees it received that were based on accrued interest that we never actually received. See “Risk Factors—Risks Relating to Our Business—There are significant potential conflicts of interest that could impact our investment returns” and “Risk Factors—Risks Relating to Our Business—We may be obligated to pay our investment adviser certain fees even if we incur a loss.”
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

In connection with the American Capital Acquisition, our investment adviser has agreed to waive, for each of the first ten calendar quarters beginning with the second calendar quarter of 2017, the lesser of (x) $10 million of income based fees and (y) the amount of income based fees for such quarter, in each case, to the extent earned and payable by us in such quarter pursuant to and as calculated under the investment advisory and management agreement. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview” and Note 16 to our consolidated financial statements for the year ended December 31, 2017 for information regarding a transaction support agreement entered into between us and Ares Capital Management in connection with the American Capital Acquisition.

Capital Gains Incentive Fee

The capital gains incentive fee is determined and payable in arrears as of the end of each calendar year (or, upon termination of our investment advisory and management agreement, as of the termination date) and is calculated at the end of each applicable year by subtracting (a) the sum of our cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (b) our cumulative aggregate realized capital gains, in each case calculated from October 8, 2004, (the date we completed our IPO). Realized capital gains and losses include gains and losses on investments and foreign currencies, gains and losses on extinguishment of debt and from other assets, as well as any income tax and other expenses related to cumulative aggregate realized gains and losses. If such amount is positive at the end of such year, then the capital gains incentive fee for such year is equal to 20% of such amount, less the aggregate amount of capital gains incentive fees paid in all prior years. If such amount is negative, then there is no capital gains incentive fee for such year.

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
Notwithstanding the foregoing, as a result of an amendment to the capital gains incentive fee under the investment advisory and management agreement that was adopted on June 6, 2011, if we are required by GAAP to record an investment at its fair value as of the time of acquisition instead of at the actual amount paid for such investment by us (including, for example, as a result of the application of the asset acquisition method of accounting), then solely for the purposes of calculating the capital gains incentive fee, the “accreted or amortized cost basis” of an investment shall be an amount (the “Contractual Cost Basis”) equal to (1) (x) the actual amount paid by us for such investment plus (y) any amounts recorded in our financial statements as required by GAAP that are attributable to the accretion of such investment plus (z) any other adjustments made to the cost basis included in our financial statements, including PIK interest or additional amounts funded (net of repayments) minus (2) any amounts recorded in our financial statements as required by GAAP that are attributable to the amortization of such investment, whether such calculated Contractual Cost Basis is higher or lower than the fair value of such investment (as determined in accordance with GAAP) at the time of acquisition.
We defer cash payment of any income based fee and the capital gains incentive fee otherwise earned by our investment adviser if during the most recent four full calendar quarter period ending on or prior to the date such payment is to be made the sum of (a) the aggregate distributions to our stockholders and (b) the change in net assets (defined as total assets less indebtedness and before taking into account any income based fees and capital gains incentive fees payable during the period) is less than 7.0% of our net assets (defined as total assets less indebtedness) at the beginning of such period. Any deferred income based fees and capital gains incentive fees are carried over for payment in subsequent calculation periods to the extent such payment is payable under our investment advisory and management agreement.
Payment of Our Expenses

The services of all investment professionals and staff of our investment adviser, when and to the extent engaged in providing investment advisory and management services to us and routine overhead expenses of such personnel allocable to such services, are provided and paid for by our investment adviser. We bear all other costs and expenses of our operations and transactions, including, but not limited to, those relating to: rent for the offices in which we operate, including rent expenses for our investment activities; organization; calculation of our net asset value (including, but not limited to, the cost and expenses of any independent valuation firm); expenses incurred by our investment adviser payable to third parties, including agents, consultants or other advisers, in monitoring our financial and legal affairs and in monitoring our investments (including the cost of consultants hired to develop information technology systems designed to monitor our investments) and performing due diligence on our prospective portfolio companies; interest payable on indebtedness, if any, incurred to finance our investments (including payments to third party vendors for financial information services); offerings of our common stock and other securities; investment advisory and management fees; administration fees; fees payable to third parties, including agents, consultants or other advisers, relating to, or associated with, evaluating and making investments regardless of whether such transactions are ultimately consummated; costs of marketing; transfer agent and custodial fees; registration fees; listing fees; taxes; independent directors’ fees and expenses; costs of preparing and filing reports or other documents with the SEC; the costs of any reports, proxy statements or other notices to stockholders, including printing costs; to the extent we are covered by any joint insurance policies, our allocable portion of the insurance premiums for such policies; direct costs and expenses of administration, including auditor and legal costs; and all other expenses incurred by us or our administrator in connection with administering our business as described in more detail under “—Administration Agreement” below.

Duration, Termination and Amendment

At an in-person meeting of our board of directors on March 16, 2011, the form of our current investment advisory and management agreement, including two proposed amendments to our then existing investment advisory and management agreement, was approved by our board of directors with the recommendation that stockholders of the Company vote to approve the proposed amendments. On June 6, 2011, our stockholders approved the proposed amendments, and we entered into a restated investment advisory and management agreement, reflecting such amendments on June 6, 2011. At an in-person meeting of our board of directors on April 26, 2017, our board of directors, including a majority of the directors who are not “interested persons” of the Company as defined in the Investment Company Act, voted to approve the continuation of the investment advisory and management agreement to June 6, 2018. A discussion regarding the basis for our board of directors’ approval of the 2011 adoption of the form of our current investment advisory and management agreement is available in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Unless terminated earlier, the investment advisory and management agreement will automatically renew for successive annual periods if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not “interested persons” of the Company (as defined in the Investment Company Act). The investment advisory and management agreement will automatically terminate in the event of its assignment. The investment advisory and management agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

(iii)
the costs of the services provided by our investment adviser (including the base management fee, income based fee and capital gains incentive fee (including the applicable hurdle rates and conditions for the deferral of fee payments) and expense ratios) and comparative data based on publicly available information;

(iv)
the limited potential for economies of scale in investment management associated with a larger capital base for investments in first and second lien senior loans and mezzanine debt and whether such limited economies of scale would benefit our stockholders;

(v)	our investment adviser’s estimated pro forma profitability with respect to managing us based on financial information provided by our investment adviser;

(vi)
the limited potential for additional benefits to be derived by our investment adviser and its affiliates as a result of our relationship with our investment adviser, including soft dollar arrangements; and

(vii)	various other matters, including the alignment of interests of our stockholders.

In voting to approve the continuation of the investment advisory and management agreement, our board of directors, including all of the directors who are not “interested persons,” of the Company, made the following conclusions:

•
Nature, Extent and Quality of Services. Our board of directors considered the nature, extent and quality of the investment selection process employed by our investment adviser, including the flow of transaction opportunities resulting from Ares Capital Management’s investment professionals’ significant capital markets, trading and research expertise, the employment of Ares Capital Management’s investment philosophy, diligence procedures, credit recommendation process, investment structuring, and ongoing relationships with and monitoring of portfolio companies, in light of the investment objective of the Company. Our board of directors also considered our investment adviser’s personnel and their prior experience in connection with the types of investments made by us, including such personnel’s network of relationships with intermediaries focused on middle-market companies. Our board of directors also considered the benefit and increasing costs of our investment adviser continuing to be able to recruit and retain top talent. In addition, our board of directors considered the other terms and conditions of the investment advisory and management agreement. Our board of directors determined that the substantive terms of the investment advisory and management agreement (other than the fees payable thereunder, which our board of directors reviewed separately), including the services to be provided, are generally the same as those of comparable BDCs described in the available market data and that it would be difficult to obtain similar services of similar quality on a comparable basis from other third party service providers or through an internally managed structure. In addition, our board of directors considered the fact that we have the ability to terminate the investment advisory and management agreement without penalty upon 60 days’ written notice to our investment adviser. Our board of directors further determined that our investment adviser is served by a dedicated origination, transaction development and investment team of investment professionals, and that these investment professionals have historically focused on investments in middle- market companies and have developed an investment evaluation process and an extensive network of relationships with financial sponsors and intermediaries focused on middle-market companies, which experience and relationships coincide with our investment objective and generally equal or exceed those of the management teams or investment advisers of other comparable BDCs described in the available market data.

•
Investment Performance. Our board of directors reviewed the long-term and short-term investment performance of the Company and our investment adviser, as well as comparative data with respect to the long-term and short-term investment performance of other externally managed BDCs and their investment advisers. Our board of directors noted the longevity and consistency of the Company’s investment performance and determined that our investment adviser was delivering results consistent with the investment objective of the Company and that the Company’s investment performance was generally above average when compared to comparable BDCs, including with respect to the Company’s total return to stockholders (based on stock price and dividends paid), the ratio of the Company’s average net realized gains to our average net asset value and the ratio of the Company’s GAAP earnings to our average net asset value during the period, on both a long-term basis (during the past three calendar years) and a short-term basis (during the most recent calendar year ended December 31, 2016). Our board of directors also noted that the Company’s return on equity was more consistent and showed less volatility compared to comparable BDCs. Our board of directors further determined that in light of the performance history of the Company, our investment adviser’s extensive experience with our particular investment objectives and policies and our investment adviser’s commitment to the Company, the investment performance of the Company was likely to remain consistent with the approval of the continuation of the investment advisory and management agreement.

•
Costs of the Services Provided to the Company. Our board of directors considered (i) comparative data based on publicly available information with respect to services rendered and the advisory fees (including the base management fee, income based fee and capital gains incentive fee or similar fees (including applicable hurdle rates and/or other payment conditions)) of other BDCs with similar investment objectives, our operating expenses and expense ratios compared to other BDCs of similar size and with similar investment objectives and (ii) the administrative services that our administrator will provide to us at cost. Based upon its review, our board of directors determined that the fees to be paid under the investment advisory and management agreement are generally equal to or less than those payable under agreements of comparable BDCs described in the available market data. After a detailed discussion with management and examining market data and information prepared by management, our board of directors noted that while our total expenses (adjusted for certain non-recurring items and including interest expense and credit facility fees) as a percentage of assets for the year ended December 31, 2016 were slightly above average as compared to those disclosed in market data by comparable externally managed BDCs, our total expenses (adjusted for certain non-recurring items and excluding interest expense and credit facility fees) as a percentage of assets for the year ended December 31, 2016 were similar to or lower than those disclosed by comparable externally managed BDCs. Our board of directors and management also discussed that the ratio of the sum of our total management fees (and other compensation expenses) and general and administrative expenses since the date of inception to the sum of our cumulative net income plus management fees paid since the date of inception were similar to or lower than that of comparable BDCs and that the Company’s overall expense levels and expenses relative to the Company’s overall investment performance were generally lower than those of comparable BDCs. Our board of directors noted that the ratio of the Company’s expenses to the Company’s net income compared favorably to similarly sized commercial banks. Our board of directors also noted that the terms of the investment advisory and management agreement provide that the Company will defer cash payment of any income based fee and capital gains incentive fee otherwise earned by our investment adviser if during the most recent four full calendar quarter period ending on or prior to the date such payment is to be made the sum of (a) the aggregate distributions to the stockholders and (b) the change in net assets (before taking into account any income based fees or capital gains incentive fees accrued during the period) is less than 7.0% of net assets at the beginning of such period, to be carried over for payment in a subsequent calculation period (compared to a number of the Company’s competitors that did not have similar payment conditions). Our board of directors further noted that, in connection with the American Capital Acquisition, our investment adviser agreed to waive, for each of the first ten calendar quarters beginning with the second calendar quarter of 2017, the lesser of (1) $10 million of income based fees and (2) the amount of the income based fees for such quarter, in each case, to the extent earned and payable by the Company in such quarter pursuant to and as calculated under the investment advisory and management agreement.

•
Economies of Scale. Our board of directors considered information about the potential of our stockholders to experience economies of scale as the Company grows in size. Our board of directors considered that the direct lending business is one of the least scalable businesses because it requires additional resources as it grows, it is origination focused and similar investing strategies charge similar fee rates. Our board of directors also considered that because there are no break points in our investment adviser’s base management fee, any benefits resulting from the growth in the Company’s assets where the Company’s fixed costs did not increase proportionately would not inure to the benefit of the stockholders. Taking into account such information, our board of directors determined that the advisory fee structure with respect to the investment advisory and management agreement was reasonable and that no changes were currently necessary to reflect economies of scale.

•
Estimated Pro Forma Profitability of the Investment Adviser. Our board of directors considered information about our investment adviser’s budget and determined that, based on the information available to our board of directors, our investment adviser’s estimated pro forma profitability with respect to managing the Company was generally equal to or less than the profitability of investment advisers managing comparable BDCs though not much market data was available for such advisers and relying, in particular, on the fact that the base management fee payable to our investment adviser is 1.50% (compared to 1.75% or 2.00% for a number of the Company’s competitors) and is not paid on cash or cash equivalents held by the Company (unlike several of the Company’s competitors).

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

Based on the information reviewed and the factors discussed above, our directors (including those directors who are not “interested persons” of the Company) concluded that the terms of the investment advisory and management agreement, including the fee rates thereunder, are fair and reasonable in relation to the services provided and approved the continuation of the investment advisory and management agreement with our investment adviser as being in the best interests of the Company and its stockholders.

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

Indemnification

The investment advisory and management agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, our investment adviser, its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other persons or entities affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our investment adviser’s services under the investment advisory and management agreement or otherwise as our investment adviser.

Organization of our Investment Adviser

Our investment adviser is a Delaware limited liability company that is registered as an investment adviser under the Advisers Act. The principal executive offices of Ares Capital Management are located at 2000 Avenue of the Stars, 12th Floor, Los Angeles, California 90067.

ADMINISTRATION AGREEMENT

We are also party to an administration agreement, referred to herein as the “administration agreement”, with our administrator, Ares Operations. Our board of directors approved the continuation of our administration agreement on April 26, 2017, which extended the term of the agreement until June 1, 2018. Pursuant to the administration agreement, Ares Operations furnishes us with office equipment and clerical, bookkeeping and record keeping services at our office facilities. Under the administration agreement, Ares Operations also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology and investor relations, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Ares Operations assists us in determining and publishing our net asset value, assists us in providing managerial assistance to our portfolio companies, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the administration agreement are equal to an amount based upon our allocable portion of Ares Operations’ overhead and other expenses (including travel expenses) incurred by Ares Operations in performing its obligations under the administration agreement, including our allocable portion of the compensation, rent and other expenses of certain of our officers (including our chief compliance officer, chief financial officer, chief accounting officer, general counsel, treasurer and assistant treasurer) and their respective staffs. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

For each of the years ended December 31, 2017, 2016 and 2015, the Company incurred $12 million, $14 million and $14 million, respectively, in administrative fees. In addition, for the year ended December 31, 2017, the Company incurred an additional $8 million in administrative fees related to the integration of the American Capital Acquisition. These acquisition-related expenses are included in “professional fees and other costs related to the American Capital Acquisition” in the consolidated statement of operations. As of December 31, 2017 and 2016, $4 million and $4 million of the administrative fees were unpaid and included in “accounts payable and other liabilities” in the Company’s December 31, 2017 and 2016 consolidated balance sheets, respectively.

Indemnification

The administration agreement provides that, absent willful misfeasance, bad faith or negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, Ares Operations, its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other persons or entities affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of Ares Operations’ services under the administration agreement or otherwise as our administrator.

LEVERAGE

We may from time to time borrow funds to make investments, a practice known as “leverage,” to attempt to increase returns to our stockholders. With certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as calculated in accordance with the Investment Company Act, equals at least 200% after such borrowing. The amount of leverage that we employ at any particular time will depend on our investment adviser’s and our board of directors’ assessments of market and other factors at the time of any proposed borrowing. As of February 8, 2018, we had $5.0 billion in total aggregate principal amount of debt outstanding under the various debt instruments described below. See “Risk Factors—Risks Relating to Our Business—We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing with us.”

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

We are party to a revolving credit facility that allows us to borrow up to $2.1 billion, which includes a $395 million term loan tranche, at any one time outstanding (the “Revolving Credit Facility”). The Revolving Credit Facility also provides for a feature that allows us, under certain circumstances, to increase the size of the facility to a maximum of $3.1 billion. For $1.6 billion of the Revolving Credit Facility, the end of the revolving period and the stated maturity date are January 4, 2021 and January 4, 2022, respectively. For $38 million of the Revolving Credit Facility, the end of the revolving period and the stated maturity date are May 4, 2020 and May 4, 2021, respectively. For the remaining $45 million of the Revolving Credit Facility, the end of the revolving period and the stated maturity date are May 4, 2019 and May 4, 2020, respectively. Subject to certain exceptions, the interest rate charged on the Revolving Credit Facility is based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility), in each case, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility.

Our consolidated subsidiary, Ares Capital CP Funding LLC (“Ares Capital CP”), is party to a revolving funding facility that allows us to borrow up to $1.0 billion at any one time outstanding (the “Revolving Funding Facility”). The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility is January 3, 2019 and January 3, 2022, respectively. Subject to certain exceptions, the interest rate charged on the Revolving Funding Facility is based on LIBOR plus 2.15% per annum or a “base rate” plus 1.15% per annum (as defined in the agreements governing the Revolving Funding Facility).

Our consolidated subsidiary, Ares Capital JB Funding LLC (“ACJB”) is party to a revolving funding facility with Sumitomo Mitsui Banking Corporation (“SMBC”) that allows us to borrow up to $400 million at any one time outstanding (the “SMBC Funding Facility” and together with the Revolving Credit Facility and the Revolving Funding Facility, the “Facilities”). The SMBC Funding Facility is secured by all of the assets held by ACJB. The end of the reinvestment period and the stated maturity date for the SMBC Funding Facility is September 14, 2018 and September 14, 2023, respectively. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement. Subject to certain exceptions, the interest rate charged on the SMBC Funding Facility is based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over a “base rate” (as defined in the agreements governing the SMBC Funding Facility), in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility.

Our consolidated subsidiary, Ares Venture Finance, L.P. (“AVF LP”) received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) that allows us to borrow up to $150 million at any one time outstanding (the “SBA Debentures”). The original amount committed to AVF LP by the SBA was $75 million. The SBA Debentures are non-recourse to us, have interest payable semi-annually, have a ten-year maturity and may be prepaid at any time without penalty. The interest rate for the SBA Debentures is fixed at the time the SBA Debentures and other applicable issued SBA-guaranteed debentures can be pooled and sold to the public and is based on a spread over U.S. treasury notes with ten-year maturities. The pooling of newly issued SBA Debentures occurs twice per year. The spread includes an annual charge as determined by the SBA (the “Annual Charge”) as well as a market-driven component. Prior to the ten-year fixed interest rate being determined, the interest rate charged for the SBA Debentures is based on LIBOR plus an applicable spread of 0.30% and the Annual Charge. In September 2017, AVF LP fully repaid the $25 million of the aggregate principal amount of the SBA Debentures outstanding at the time, and as result had $50 million of remaining commitments to AVF LP by the SBA.

As of February 8, 2018, we had approximately $688 million aggregate principal amount of unsecured convertible notes outstanding comprised of $300 million aggregate principal amount of unsecured convertible notes that mature on January 15, 2019 (the “2019 Convertible Notes”) and $388 million aggregate principal amount of unsecured convertible notes that mature on February 1, 2022 (the “2022 Convertible Notes”). The 2019 Convertible Notes and the 2022 Convertible Notes mature upon their respective maturity dates unless previously converted or repurchased in accordance with their terms. We do not have the right to redeem the 2019 Convertible Notes and the 2022 Convertible Notes prior to maturity. The 2019 Convertible Notes and the 2022 Convertible Notes bear interest at a rate of 4.375% and 3.75%, respectively, per year, payable semi-annually.

As of February 8, 2018, we had approximately $3.5 billion aggregate principal amount of senior unsecured notes outstanding comprised of $750 million aggregate principal amount of senior unsecured notes that mature on November 30, 2018 and bear interest at a rate of 4.875% (the “2018 Notes”), $600 million aggregate principal amount of senior unsecured notes that mature on January 15, 2020 and bear interest at a rate of 3.875% (the “2020 Notes”), $600 million aggregate principal amount of senior unsecured notes that mature on January 19, 2022 and bear interest at a rate of 3.625% (the “January

2022 Notes”), $750 million aggregate principal amount of senior unsecured notes that mature on February 10, 2023 and bear interest at a rate of 3.500% (the “2023 Notes”), $600 million aggregate principal amount of senior unsecured notes that mature on March 1, 2025 and bear interest at a rate of 4.25% (the “2025 Notes”), $230 million aggregate principal amount of senior unsecured notes that mature on April 15, 2047 and bear interest at a rate of 6.875% (the “2047 Notes”). The 2047 Notes are listed on The New York Stock Exchange.

See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments" as well as Note 18 to our consolidated financial statements for the year ended December 31, 2017 for more information regarding the issuance of the 2025 Notes.

We intend to continue borrowing under the Facilities in the future and we may increase the size of the Facilities, add additional credit facilities or otherwise issue additional debt securities or other evidences of indebtedness in the future, although there can be no assurance that we will be able to do so.

For more information on our debt, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”

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

The Investment Company Act contains certain restrictions on certain types of investments we may make. Specifically, we may only invest up to 30% of our portfolio in entities that are not considered “eligible portfolio companies” (as defined in the Investment Company Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the Investment Company Act, and publicly traded entities whose public equity market capitalization exceeds the levels provided for under the Investment Company Act.

The Investment Company Act also requires that a majority of our directors be persons other than “interested persons,” as that term is defined in Section 2(a)(19) of the Investment Company Act, referred to herein as “independent directors.” In addition, the Investment Company Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless that change is approved by holders of at least a majority of our outstanding voting securities. Under the Investment Company Act, the vote of holders of at least a “majority of outstanding voting securities” means the vote of the holders of the lesser of: (a) 67% or more of the outstanding shares of our common stock present at a meeting or represented by proxy if holders of more than 50% of the shares of our common stock are present or represented by proxy or (b) more than 50% of the outstanding shares of our common stock.

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

SBA REGULATION
In April 2015, our consolidated subsidiary, AVF LP, received a license from the SBA to operate as a SBIC under the provisions of Section 301(c) of the Small Business Investment Act of 1958, as amended. The SBA places certain limitations on the financing of investments by SBICs in portfolio companies, including regulating the types of financings, restricting investments to only include small businesses with certain characteristics or in certain industries, and requiring capitalization thresholds that may limit distributions to the Company. AVF LP will invest in small businesses, as such term is defined in the SBA regulations, in accordance with SBA regulations.
The license from the SBA allows AVF LP to obtain leverage by issuing the SBA Debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. The SBA Debentures carry long‑term fixed rates that are generally lower than rates on comparable bank and other debt. Leverage through the SBA Debentures is subject to required capitalization thresholds. Current SBA regulations limit the amount that any SBIC may borrow to $150 million. Debentures guaranteed by the SBA have a maturity of ten years, require semi‑annual payments of interest and do not require any principal payments prior to maturity. AVF LP is subject to regulation and oversight by the SBA, including requirements with respect to reporting financial information, such as the extent of capital impairment if applicable, on a regular basis and annual examinations conducted by the SBA. The SBA, as a creditor, will have a superior claim to AVF LP’s assets over the Company’s stockholders in the event AVF LP is liquidated or the SBA exercises its remedies under the SBA Debentures issued by AVF LP upon an event of default.
SBICs are designed to stimulate the flow of private investor capital to eligible small businesses as defined by the SBA. Under SBA regulations, SBICs may make loans to eligible small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. Under present SBA regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $19.5 million for the two most recent fiscal years and have average annual net income after U.S. federal income taxes not exceeding $6.5 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must invest 25% of its investment capital in “smaller enterprises,” as defined by the SBA. The definition of a smaller enterprise generally includes businesses that have a tangible net worth not exceeding $6.0 million for the most recent fiscal year and have average annual net income after U.S. federal income taxes not exceeding $2.0 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility for designation as an eligible small business or smaller enterprise, which criteria depend on the primary industry in which the business is engaged and is based on such factors as the number of employees and gross revenue. However, once an SBIC has invested in an eligible small business, it may continue to make follow on investments in the company, regardless of the size of the company at the time of the follow on investment.
The SBA prohibits an SBIC from providing funds to small businesses with certain characteristics, such as businesses with the majority of their employees located outside the U.S., or from investing in project finance, real estate, farmland, financial intermediaries or “passive” (i.e., non‑operating) businesses. Without prior SBA approval, an SBIC may not invest an amount equal to more than approximately 30% of the SBIC’s regulatory capital in any one company and its affiliates.
The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies (such as limiting the permissible interest rate on debt securities held by an SBIC in a portfolio company). An SBIC may exercise control over a small business for a period of up to seven years from the date on which the SBIC initially acquires its control position. This control period may be extended for an additional period of time with the SBA’s prior written approval.
The SBA restricts the ability of an SBIC to lend money to any of its officers, directors and employees or to invest in associates thereof. The SBA also prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of capital stock of a licensed SBIC. A “change of control” is any event which would result in the transfer of the power, direct or indirect, to direct the management and policies of an SBIC, whether through ownership, contractual arrangements or otherwise.
The SBA regulations require, among other things, an annual periodic examination of a licensed SBIC by an SBA examiner to determine the SBIC’s compliance with the relevant SBA regulations, and the performance of a financial audit by an independent auditor.

PRIVACY PRINCIPLES

We endeavor to maintain the privacy of our recordholders and safeguard their non-public personal information. The following information is provided to help our recordholders understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we will not receive any non-public personal information about recordholders of our common stock, although certain of our recordholders’ non-public information may become available to us. The non-public personal information that we may receive falls into the following categories:

•	information we receive from recordholders, whether we receive it orally, in writing or electronically. This includes recordholders’ communications to us concerning their investment;

•	information about recordholders’ transactions and history with us; and

•	other general information that we may obtain about recordholders, such as demographic and contact information such as address.

We disclose non-public personal information about recordholders:

•	to our affiliates (such as our investment adviser and administrator) and their employees for everyday business purposes;

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

When we share non-public recordholder personal information referred to above, the information is made available for limited business purposes and under controlled circumstances designed to protect our recordholders’ privacy. We do not permit use of recordholder information for any non-business or marketing purpose, nor do we permit third parties to rent, sell, trade or otherwise release or disclose information to any other party.

Our service providers, such as our investment adviser, administrator and transfer agent, are required to maintain physical, electronic, and procedural safeguards to protect recordholder non-public personal information, to prevent unauthorized access or use and to dispose of such information when it is no longer required.

Personnel of affiliates may access recordholder information only for business purposes. The degree of access is based on the sensitivity of the information and on personnel need for the information to service a recordholder’s account or comply with legal requirements.

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

AVAILABLE INFORMATION

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). This information is available free of charge by calling us collect at (310) 201-4200 or on our website at www.arescapitalcorp.com. Information contained on our website is not incorporated into this Annual Report and you should not consider such information to be part of this Annual Report. You also may inspect and copy these reports, proxy statements and other information, as well as the Annual Report and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549, the SEC’s Northeast Regional Office at 3 World Financial Center, Suite 400, New York, NY 10281 and the SEC’s Midwest Regional Office at 175 W. Jackson Blvd., Suite 900, Chicago, IL 60604. Such information is also available from the EDGAR database on the SEC’s web site at http://www.sec.gov. You also can obtain copies of such information, after paying a duplicating fee, by sending a request by e-mail to publicinfo@sec.gov or by writing the SEC’s Public Reference Branch, Office of Consumer Affairs and Information Services, Securities and Exchange Commission, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at (202) 551-8090 or (800) SEC-0330.

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

From time to time, capital markets may experience periods of disruption and instability. For example, between 2008 and 2009, the global capital markets were unstable as evidenced by periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have largely recovered from the events of 2008 and 2009, there have been continuing periods of volatility, some lasting longer than others. For example, the referendum by British voters to exit the European Union (“E.U.”) (“Brexit”) in June 2016 led to further disruption and instability in the global markets. There can be no assurance these market conditions will not repeat themselves or worsen in the future.

Equity capital may be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. We generally seek approval from our stockholders so that we have the flexibility to issue up to 25% of our then outstanding shares of our common stock at a price below net asset value. Pursuant to approval granted at a special meeting of stockholders held on May 22, 2017, we currently are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on May 22, 2018.

Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. The reappearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience including being at a higher cost due to a rising rate environment. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.

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

Due to federal budget deficit concerns, Standard & Poor’s Financial Services LLC (“S&P”) downgraded the federal government’s credit rating from AAA to AA+ for the first time in history on August 5, 2011. Further, Moody’s Investor Services, Inc. (“Moody’s”) and Fitch Ratings Inc. (“Fitch”) had warned that they may downgrade the federal government’s credit rating under certain circumstances. Further downgrades or warnings by S&P or other rating agencies, and the United States government’s credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

Deterioration in the economic conditions in the Eurozone and globally, including instability in financial markets, may pose a risk to our business. In recent years, financial markets have been affected at times by a number of global macroeconomic and political events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non‑performing loans on the balance sheets of European banks, the potential effect of any European country leaving the Eurozone, the potential effect of the United Kingdom leaving the European Union, the potential effect of Scotland leaving the United Kingdom, and market volatility and loss of investor confidence driven by political events, including the general elections in the United Kingdom in June 2017 and in Germany in September 2017 and referenda in the United Kingdom in June 2016 and Italy in December 2016. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell‑off of shares trading in Chinese markets. In addition, in August 2015, Chinese authorities sharply devalued China’s currency. Since then, the Chinese capital markets have continued to experience periods of instability. These market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations.

The Federal Reserve raised the Federal Funds Rate in December 2015, in December 2016, in March 2017, in June 2017 and again in December 2017, and has announced its intention to continue to raise the federal funds rate over time. These developments, along with the United States government’s credit and deficit concerns, the European sovereign debt crisis and the economic slowdown in China, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms.

A failure on our part to maintain our status as a BDC may significantly reduce our operating flexibility.

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

We depend on the diligence, skill and network of business contacts of certain key personnel of the Ares Credit Group. We also depend, to a significant extent, on access to the investment professionals of other groups within Ares and the information and deal flow generated by Ares’ investment professionals in the course of their investment and portfolio management activities. Our future success depends on the continued service of certain key personnel of the Ares Credit Group. The departure of any of these individuals, or of a significant number of the investment professionals or partners of Ares, could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure you that Ares Capital Management will remain our investment adviser or that we will continue to have access to Ares’ investment professionals or its information and deal flow. Further, there can be no assurance that Ares Capital will replicate its own or

Ares’ historical success, and we caution you that our investment returns could be substantially lower than the returns achieved by other Ares-managed funds.

We may be unable to realize the benefits anticipated by the American Capital Acquisition, including estimated cost savings and synergies, or it may take longer than anticipated to achieve such benefits.

On January 3, 2017, we completed the American Capital Acquisition. The realization of certain benefits anticipated as a result of the American Capital Acquisition will depend in part on the integration of American Capital’s investment portfolio with our investment portfolio and the integration of American Capital’s business with our business. There can be no assurance that American Capital’s investment portfolio or business can be operated profitably or integrated successfully into our business in a timely fashion or at all. The dedication of management resources to such integration may detract attention from our day-to-day business and there can be no assurance that there will not be substantial costs associated with the transition process or that there will not be other material adverse effects as a result of these integration efforts. Such effects, including but not limited to, incurring unexpected costs or delays in connection with such integration and failure of American Capital’s investment portfolio to perform as expected, could have a material adverse effect on our financial results.

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

Our ability to achieve our investment objective depends on our ability to acquire suitable investments and monitor and administer those investments, which depends, in turn, on our investment adviser’s ability to identify, invest in and monitor companies that meet our investment criteria.

Accomplishing this result on a cost-effective basis is largely a function of the structuring of our investment process and the ability of our investment adviser to provide competent, attentive and efficient services to us. Our executive officers and the members of our investment adviser’s investment committee have substantial responsibilities in connection with their roles at Ares and with the other Ares funds, as well as responsibilities under the investment advisory and management agreement. They may also be called upon to provide significant managerial assistance to certain of our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order to grow, Ares will need to hire, train, supervise, manage and retain new employees. However, we cannot assure you that Ares will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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
In addition, with certain limited exceptions, we are only allowed to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” such that our asset coverage, as calculated pursuant to the Investment Company Act, equals at least 200% immediately after such borrowing, which, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred stock. The amount of leverage that we employ will depend on our investment adviser’s and our board of directors’ assessments of market and other factors at the time of any proposed borrowing or issuance of senior securities. We cannot assure you that we will be able to maintain our current Facilities (as defined below), obtain other lines of credit or issue senior securities at all or on terms acceptable to us.
Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.

We may issue senior securities or borrow money from banks or other financial institutions, up to the maximum amount permitted by the Investment Company Act. Under the provisions of the Investment Company Act, we are permitted, as a BDC, to incur indebtedness or issue senior securities only in amounts such that our asset coverage, as calculated pursuant to the Investment Company Act, equals at least 200% after each such incurrence or issuance. If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from paying dividends and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing shares of our common stock. In addition, our inability to satisfy this test could cause an event of default under our existing indebtedness. If we cannot satisfy this test, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous and, depending on the nature of our leverage, repay a portion of our indebtedness. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2017, our asset coverage calculated in accordance with the Investment Company Act was 242%. Also, to generate cash for funding new investments, we may in the future seek to issue additional debt or to securitize certain of our loans. The Investment Company Act may impose restrictions on the structure of any such securitization.

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

Pursuant to approval granted at a special meeting of stockholders held on May 22, 2017, we currently are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on May 22, 2018.
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

As of December 31, 2017, we had approximately $1.1 billion of outstanding borrowings under the Facilities, approximately $958 million in aggregate principal amount outstanding of the unsecured convertible notes that mature on January 15, 2018, the 2019 Convertible Notes and 2022 Convertible Notes (together the “Convertible Unsecured Notes”) and approximately $2.9 billion in aggregate principal amount outstanding of the 2018 Notes, the 2020 Notes, the January 2022 Notes, the 2023 Notes and the 2047 Notes (together the “Unsecured Notes”). Unsecured Notes. In order for us to cover our annual interest payments on our outstanding indebtedness at December 31, 2017, we must achieve annual returns on our December 31, 2017 total assets of at least 1.6%. The weighted average stated interest rate charged on our principal amount of outstanding indebtedness as of December 31, 2017 was 4.1%. We intend to continue borrowing under the Facilities in the future and we may increase the size of the Facilities or issue additional debt securities or other evidences of indebtedness (although there can be no assurance that we will be successful in doing so). For more information on our indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” and “Recent Developments.” Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our investment adviser’s and our board of directors’ assessments of market and other factors at the time of any proposed borrowing.

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

The following table illustrates the effect on return to a holder of our common stock of the leverage created by our use of borrowing at the weighted average stated interest rate of 4.1% as of December 31, 2017, together with (a) our total value of net assets as of December 31, 2017; (b) approximately $4.9 billion in aggregate principal amount of indebtedness outstanding as of December 31, 2017 and (c) hypothetical annual returns on our portfolio of minus 15% to plus 15%.

Assumed Return on Portfolio (Net of Expenses)(1)	-15.00%	-10.00%	-5.00%	—%	5.00%	10.00%	15.00%
Corresponding Return to Common Stockholders(2)	-28.93%	-20.23%	-11.54%	-2.84%	5.86%	14.56%	23.26%
_______________________________________________________________________________

(1)
The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2017. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2017.

(2)
In order to compute the “Corresponding Return to Common Stockholders,” the “Assumed Return on Portfolio” is multiplied by the total value of our assets at December 31, 2017 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 4.1% by the approximately $4.9 billion of principal debt outstanding) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of December 31, 2017 to determine the “Corresponding Return to Common Stockholders.”

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

The agreements governing the Facilities, the Convertible Unsecured Notes, the Unsecured Notes and the SBA Debentures require us to comply with certain financial and operational covenants. These covenants may include, among other things:

•	restrictions on the level of indebtedness that we are permitted to incur in relation to the value of our assets;

•	restrictions on our ability to incur liens; and

•	maintenance of a minimum level of stockholders’ equity.

As of the date of this Annual Report, we are in compliance in all material respects with the covenants of the Facilities, the Convertible Unsecured Notes, the Unsecured Notes and the SBA Debentures. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. For example, depending on the condition of the public debt and equity markets and pricing levels, unrealized depreciation in our portfolio may increase in the future. Any such increase could result in our inability to comply with our obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of stockholders’ equity.

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

We do not seek to compete primarily based on the interest rates we offer and we believe that some of our competitors may make loans with interest rates that are comparable to or lower than the rates we offer. Rather, we compete with our competitors based on our existing investment platform, seasoned investment professionals, experience and focus on middle-market companies, disciplined investment philosophy, extensive industry focus and flexible transaction structuring. For a more detailed discussion of these competitive advantages, see “Business—Competitive Advantages.”

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

To maintain our RIC status, we must timely distribute an amount equal to at least 90% of our investment company taxable income (as defined by the Code, which generally includes net ordinary income and net short term capital gains) to our stockholders (the “Annual Distribution Requirement”). We have the ability to pay a large portion of our dividends in shares of our stock, and as long as a portion of such dividend is paid in cash and other requirements are met, such stock dividends will be taxable as a dividend for U.S. federal income tax purposes. This may result in our U.S. stockholders having to pay tax on such dividends, even if no cash is received, and may result in our non-U.S. stockholders being subject to withholding tax in respect of amounts distributed in our stock. Because we use debt financing, we are subject to certain asset coverage ratio requirements under the Investment Company Act and financial covenants under our indebtedness that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to maintain our status as a RIC and, thus, may be subject to corporate-level income tax on all of our income and/or gains.

To maintain our status as a RIC, in addition to the Annual Distribution Requirement, we must also meet certain annual source of income requirements at the end of each taxable year and asset diversification requirements at the end of each calendar quarter. Failure to meet these requirements may result in our having to (a) dispose of certain investments quickly or (b) raise additional capital to prevent the loss of RIC status. Because most of our investments are in private companies and are generally illiquid, any such dispositions may be at disadvantageous prices and may result in losses. Also, the rules applicable to our qualification as a RIC are complex with many areas of uncertainty. Accordingly, no assurance can be given that we have qualified or will continue to qualify as a RIC. If we fail to maintain our status as a RIC for any reason and become subject to regular “C” corporation income tax, the resulting corporate-level income taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and on any investment in us. Certain provisions of the Code provide some relief from RIC disqualification due to failures of the source of income and asset diversification requirements, although there may be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail the source of income or asset diversification requirements.

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

Since, in certain cases, we may recognize income before or without receiving cash in respect of such income, we may have difficulty meeting the U.S. federal income tax requirement to distribute generally an amount equal to at least 90% of our investment company taxable income to maintain our status as a RIC. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and thus be subject to additional corporate-level income taxes. Such a failure could have a material adverse effect on us and on any investment in us.

We are exposed to risks associated with changes in interest rates.

General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our investment objective and rate of return on invested capital. Because we borrow money and may issue debt securities or preferred stock to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to rising borrowing costs. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

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

A large percentage of our portfolio investments are not publicly traded. The fair value of investments that are not publicly traded may not be readily determinable. We value these investments quarterly at fair value as determined in good faith by our board of directors based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12-month period (with certain de minimis exceptions). The valuation process is conducted at the end of each fiscal quarter, with a portion (based on value) of our valuations of portfolio companies without readily available market quotations subject to review by an independent valuation firm each quarter. However, we may use these independent valuation firms to review the value of our investments more frequently, including in connection with the occurrence of significant events or changes in value affecting a particular investment. In addition, our independent registered public accounting firm obtains an understanding of, and performs select procedures relating to, our investment valuation process within the context of performing the integrated audit.

The types of factors that may be considered in valuing our investments include the enterprise value of the portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to similar publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments would trade in their principal markets and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate our valuation. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed and may differ materially from the values that we may ultimately realize. Our net asset value per share could be adversely affected if our determinations regarding the fair value of these investments are higher than the values that we realize upon disposition of such investments.

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

Certain of our executive officers and directors, and members of the investment committee of our investment adviser, serve or may serve as officers, directors or principals of other entities and affiliates of our investment adviser and investment funds managed by our investment adviser or its affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders’ best interests or may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. Members of our investment adviser’s investment committee may have significant responsibilities for other Ares funds. Similarly, although the professional staff of our investment adviser will devote as much time to the management of the Company as appropriate to enable our investment adviser to perform its duties in accordance with the investment advisory and management agreement, the investment professionals of our investment adviser may have conflicts in allocating their time and services among the Company, on the one hand, and investment vehicles managed by our investment adviser or one or more of its affiliates, on the other hand. These activities could be viewed as creating a conflict of interest insofar as the time and effort of the professional staff of our investment adviser and its officers and employees will not be devoted exclusively to the business of the Company but will instead be allocated between the business of the Company and the management of these other investment vehicles.

In addition, certain Ares funds may have investment objectives that compete or overlap with, and may from time to time invest in asset classes similar to those targeted by, Ares Capital. Consequently, we, on the one hand, and these other entities, on the other hand, may from time to time pursue the same or similar capital and investment opportunities. Ares and our investment adviser endeavor to allocate investment opportunities in a fair and equitable manner, and in any event consistent with any fiduciary duties owed to Ares Capital. Nevertheless, it is possible that we may not be given the opportunity to participate in certain investments made by investment funds managed by investment managers affiliated with Ares (including our investment adviser). In addition, there may be conflicts in the allocation of investments among us and the funds managed by investment managers affiliated with Ares (including our investment adviser) or one or more of our controlled affiliates or among the funds they manage, including investments made pursuant to the Co-investment Exemptive Order. Further, such other Ares-managed funds may hold positions in portfolio companies in which Ares Capital has also invested. Such investments may raise potential conflicts of interest between Ares Capital and such other Ares-managed funds, particularly if Ares Capital and such other Ares-managed funds invest in different classes or types of securities or investments of the same underlying portfolio company. In that regard, actions may be taken by such other Ares-managed funds that are adverse to Ares Capital’s interests, including, but not limited to, during a restructuring, bankruptcy or other insolvency proceeding or similar matter occurring at the underlying portfolio company.

We have from time to time sold assets to IHAM and certain of the IHAM Vehicles managed by IHAM and, as part of our investment strategy, we may offer to sell additional assets to vehicles managed by one or more of our affiliates (including IHAM) or we may purchase assets from vehicles managed by one or more of our affiliates (including IHAM). In addition, vehicles managed by one or more of our affiliates (including IHAM) may offer assets to or may purchase assets from one another. While assets may be sold or purchased at prices that are consistent with those that could be obtained from third parties in the marketplace, and although these types of transactions generally require approval of one or more independent parties, there may be an inherent conflict of interest in such transactions between us and funds managed by one of our affiliates.

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

Our investment adviser’s base management fee is based on a percentage of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) and, consequently, our investment adviser may have conflicts of interest in connection with decisions that could affect our total assets, such as decisions as to whether to incur indebtedness or to make future investments.

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

Our investment advisory and management agreement renews for successive annual periods if approved by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not “interested persons” of the Company as defined in Section 2(a)(19) of the Investment Company Act. However, both we and our investment adviser have the right to terminate the agreement without penalty upon 60 days’ written notice to the other party. Moreover, conflicts of interest may arise if our investment adviser seeks to change the terms of our investment advisory and management agreement, including, for example, the terms for compensation to our investment adviser. While any material change to the investment advisory and management agreement must be submitted to stockholders for approval under the Investment Company Act, we may from time to time decide it is appropriate to seek stockholder approval to change the terms of the agreement.

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

Our portfolio company, IHAM, is party to an administration agreement, referred to herein as the “IHAM administration agreement,” with Ares Operations. Pursuant to the IHAM administration agreement, our administrator provides IHAM with administrative services and IHAM reimburses our administrator for all of the actual costs associated with such services, including its allocable portion of our administrator’s overhead and the cost of our administrator’s officers and respective staff in performing its obligations under the IHAM administration agreement. Prior to entering into the IHAM administration agreement, IHAM was party to a services agreement with our investment adviser, pursuant to which our investment adviser provided similar services.

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

Our business is dependent on our and third parties’ communications and information systems. Further, in the ordinary course of our business we or our investment adviser may engage certain third party service providers to provide us with services necessary for our business. Any failure or interruption of those systems or services, including as a result of the termination or suspension of an agreement with any third-party service providers, could cause delays or other problems in our business activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

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

Changes in laws or regulations governing our operations or the operations of our portfolio companies or our SBIC subsidiary or changes in the interpretation thereof or newly enacted laws or regulations, such as the Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and Public Law No. 115-97 (the “Tax Cuts and Jobs Act”), could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

We and our portfolio companies are subject to regulation by laws and regulations at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, may be changed from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. Many of the provisions of the Dodd-Frank Act have had extended implementation periods and delayed effective dates and have required extensive rulemaking by regulatory authorities. While many of the rules required to be written have been promulgated, some have not yet been implemented. Although the full impact of the Dodd-Frank Act on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, including the rules implementing its provisions and the interpretation of those rules, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

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

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act, which significantly changed the Code, including, a reduction in the corporate income tax rate, a new limitation on the deductibility of interest expense, and significant changes to the taxation of income earned from foreign sources and foreign subsidiaries. The Tax Cuts and Jobs Act also authorizes the IRS to issue regulations with respect to the new provisions. We cannot predict how the changes in the Tax Cuts and Jobs Act, or regulations or other guidance issued under it, might affect us, our business or the business of our portfolio companies.

On February 3, 2017, President Trump signed Executive Order 13772 announcing the new Administration’s policy to regulate the U.S. financial system in a manner consistent with certain “Core Principles,” including regulation that is efficient, effective and appropriately tailored. The Executive Order directed the Secretary of the Treasury, in consultation with the heads of the member agencies of the Financial Stability Oversight Council, to report to the President on the extent to which existing laws, regulations and other government policies promote the Core Principles and to identify any laws, regulations or other government policies that inhibit federal regulation of the U.S. financial system. On June 12, 2017, the U.S. Department of the Treasury published the first of several reports in response to the Executive Order on the depository system covering banks and other savings institutions. On October 6, 2017, the Treasury released a second report outlining ways to streamline and reform the U.S. regulatory system for capital markets, followed by a third report, on October 26, 2017, examining the current regulatory framework for the asset management and insurance industries. Subsequent reports are expected to address: retail and institutional investment products and vehicles; as well as non-bank financial institutions, financial technology, and financial innovation.

On June 8, 2017, the U. S. House of Representatives passed the Financial Choice Act, which includes legislation intended to repeal or replace substantial portions of the Dodd-Frank Act. Among other things, the proposed law would repeal the Volcker Rule limiting certain proprietary investment and trading activities by banks, eliminate the authority of regulators to designate asset managers and other large non-bank institutions as "systemically important financial institutions" or "SIFIs," and repeal the Department of Labor ("DOL") "fiduciary rule" governing standards for dealing with retirement plans until the SEC issues standards for similar dealings by broker-dealers and limiting the substance of any subsequent DOL rule to the SEC standards. The bill was referred to the Senate, where it is unlikely to pass as proposed. On November 16, 2017, a bipartisan group of U.S. Senators, led by Senate Banking Committee Chairman, introduced the Economic Growth, Regulatory Relief, and Consumer Protection Act (the "Senate Regulatory Relief Bill"). The Senate Regulatory Relief Bill would revise various post-crisis regulatory requirements and provide targeted regulatory relief to certain financial institutions. Among the most significant of its proposed amendments to the Dodd-Frank Act are a substantial increase in the $50 billion asset threshold for automatic regulation of bank holding companies as SIFIs, an exemption from the Volcker Rule for insured depository institutions with less than $10 billion in consolidated assets and lower levels of trading assets and liabilities, as well as amendments to the liquidity leverage ratio and supplementary leverage ratio requirements. On December 5, 2017, the Senate Banking Committee approved the Senate Regulatory Relief Bill. If the legislation is adopted in the Senate, it remains unclear whether and how it would be reconciled with its House-passed counterpart, the Financial Choice Act, which is substantially different in scope and substance, and ultimately approved by both chambers of Congress. At this time it is not possible to determine whether any such particular proposal will become law or its potential impact on us.

Our investment adviser’s liability is limited under the investment advisory and management agreement, and we are required to indemnify our investment adviser against certain liabilities, which may lead our investment adviser to act in a riskier manner on our behalf than it would when acting for its own account.

Our investment adviser has not assumed any responsibility to us other than to render the services described in the investment advisory and management agreement, and it will not be responsible for any action of our board of directors in declining to follow our investment adviser’s advice or recommendations. Pursuant to the investment advisory and management agreement, our investment adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other persons or entities affiliated with it will not be liable to us for their acts under the investment advisory and management agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect our investment adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other persons or entities affiliated with it with respect to all damages, liabilities, costs and expenses arising out of or otherwise based upon the performance of any of our investment adviser’s duties or obligations under the investment advisory and management agreement or otherwise as an investment adviser for the Company, and not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties under the investment advisory and management agreement. These protections may lead our investment adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “Risk Factors—Risks Relating to Our Investments—Our investment adviser's fee structure may induce it to make certain investments on our behalf, including speculative investments.”

We may be obligated to pay our investment adviser certain fees even if we incur a loss.

Our investment adviser is entitled to income based fees for each fiscal quarter in an amount equal to a percentage of the excess of our pre-incentive fee net investment income for that quarter (before deducting any income based fee and capital gains incentive fees and certain other items) above a threshold return for that quarter. Our pre-incentive fee net investment income for income based fee purposes excludes realized and unrealized capital losses or depreciation and income taxes related to realized gains that we may incur in the fiscal quarter, even if such capital losses or depreciation and income taxes related to realized gains result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay our investment adviser income based fees for a fiscal quarter even if there is a decline in the value of our portfolio or the net asset value of our common stock or we incur a net loss for that quarter.

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

If a portfolio company defaults on a loan that is structured to provide interest, it is possible that accrued and unpaid interest previously used in the calculation of income based fees will become uncollectible. Our investment adviser is not under any obligation to reimburse us for any part of income based fees it received that was based on accrued income that we never receive.

Our SBIC subsidiary is subject to SBA regulations.
Our consolidated subsidiary, AVF LP, is a licensed SBIC and is regulated by the SBA. As of December 31, 2017, AVF LP held approximately $52 million in assets and accounted for approximately 0.4% of our total assets. AVF LP may obtain leverage by issuing the SBA Debentures. As of December 31, 2017, AVF LP had no SBA Debentures outstanding.
If AVF LP fails to comply with applicable regulations, the SBA could, depending on the severity of the violation, limit or prohibit AVF LP’s use of SBA Debentures, declare outstanding SBA Debentures immediately due and payable, and/or limit AVF LP from making new investments. In addition, the SBA could revoke or suspend AVF LP’s license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the SBA or any rule or regulation promulgated thereunder. AVF LP’s status as an SBIC does not automatically assure that it will receive SBA Debenture funding. Receipt of SBA leverage funding is dependent upon whether AVF LP is and continues to be in compliance with SBA regulations and policies and whether funding is available. The amount of SBA leverage funding available to SBICs is dependent upon annual Congressional authorizations and in the future may be subject to annual Congressional appropriations. There can be no assurance that there will be sufficient debenture funding available at the times desired by AVF LP. For more information on SBA Debentures or the SBA regulations to which AVF LP is subject, see “Regulation—SBA Regulation.”
We have elected to be treated as a RIC and operate in a manner so as to qualify for the U.S. federal income tax treatment applicable to RICs. Among other things, in order to maintain our RIC status, we must distribute to our stockholders on a timely basis generally an amount equal to at least 90% of our investment company taxable income, which includes taxable income from AVF LP. AVF LP may be limited by SBA regulations from making certain distributions to us that may be necessary to timely make distributions to stockholders and to maintain our status as a RIC. Compliance with the SBA regulations may cause us to fail to qualify as a RIC and consequently result in the imposition of additional corporate‑level income taxes on us. Noncompliance with the SBA regulations may result in adverse consequences for AVF LP as described above.
RISKS RELATING TO OUR INVESTMENTS

Declines in market prices and liquidity in the corporate debt markets can result in significant net unrealized depreciation of our portfolio, which in turn would reduce our net asset value.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our board of directors. We may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to similar publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments would trade in their principal markets and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can also adversely affect our investment valuations. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. The effect of all of these factors on our portfolio can reduce our net asset value (and, as a result our asset coverage calculation) by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer unrealized losses, which could have a material adverse effect on our business, financial condition or results of operations.

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

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its assets representing collateral for its obligations, which could trigger cross defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt that we hold and the value of any equity securities we own. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.

Investments in privately held middle-market companies involve significant risks.

We primarily invest in privately held U.S. middle-market companies. Investments in privately held middle-market companies involve a number of significant risks, including the following:

•	these companies may have limited financial resources and may be unable to meet their obligations, which may be accompanied by a deterioration in the value of any collateral;

•
they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•
they typically depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse effect on our portfolio company and, in turn, on us;

•
there is generally little public information about these companies. These companies and their financial information are generally not subject to the Exchange Act (as defined below) and other regulations that govern public companies, and we may be unable to uncover all material information about these companies, which may prevent us from making a fully informed investment decision and cause us to lose money on our investments;

•	they generally have less predictable operating results and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;

•	we, our executive officers, directors and our investment adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in our portfolio companies;

•	changes in laws and regulations (including the Tax Cuts and Jobs Act), as well as their interpretations, may adversely affect their business, financial structure or prospects; and

•	they may have difficulty accessing the capital markets to meet future capital needs.

Our debt investments may be risky and we could lose all or part of our investment.

The debt that we invest in is typically not initially rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than “BBB-” by Fitch Ratings or lower than “BBB-” by Standard & Poor’s Ratings Services), which under the guidelines established by these entities is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Bonds that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.” Therefore, our investments may result in an above average amount of risk and volatility or loss of principal. While the debt we invest in is often secured, such security does not guarantee that we will receive principal and interest payments according to the terms of the loan, or that the value of any collateral will be sufficient to allow us to recover all or a portion of the outstanding amount of the loan should we be forced to enforce our remedies.

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

We may purchase common and other equity securities. Although common stock has historically generated higher average total returns than fixed income securities over the long-term, common stock also has experienced significantly more volatility in those returns. The equity securities we acquire may fail to appreciate and may decline in value or become worthless and our ability to recover our investment will depend on the underlying portfolio company’s success. Investments in equity securities involve a number of significant risks, including:

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

We may invest, to the extent permitted by law, in the equity securities of investment funds that are operating pursuant to certain exceptions to the Investment Company Act and in advisers to similar investment funds and, to the extent we so invest, will bear our ratable share of any such company’s expenses, including management and performance fees. We will also remain obligated to pay the base management fee, income based fee and capital gains incentive fee to our investment adviser with respect to the assets invested in the securities and instruments of such companies. With respect to each of these investments, each of our common stockholders will bear his or her share of the base management fee, income based fee and capital gains incentive fee due to our investment adviser as well as indirectly bearing the management and performance fees and other expenses of any such investment funds or advisers.

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

If one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt, depending on the facts and circumstances, a bankruptcy court might recharacterize our debt holding as an equity investment and subordinate all or a portion of our claim to that of other creditors. In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercise control over the borrower. For example, we could become subject to a lender’s liability claim, if, among other things, we actually render significant managerial assistance.

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

The rights we may have with respect to the collateral securing any junior priority loans we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements (including agreements governing “first out” and “last out” structures) that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that senior obligations are outstanding, we may forfeit certain rights with respect to the collateral to the holders of the senior obligations. These rights may include the right to commence enforcement proceedings against the collateral, the right to control the conduct of such enforcement proceedings, the right to approve amendments to collateral documents, the right to release liens on the collateral and the right to waive past defaults under collateral documents. We may not have the ability to control or direct such actions, even if as a result our rights as junior lenders are adversely affected.

When we are a debt or minority equity investor in a portfolio company, we are often not in a position to exert influence on the entity, and other equity holders and management of the company may make decisions that could decrease the value of our investment in such portfolio company.

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

Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

Our investment adviser's fee structure may induce it to make certain investments on our behalf, including speculative investments.

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

Although we expect most of our investments will be U.S. dollar denominated, our investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us.

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

The success of our hedging transactions will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. See also “Risk Factors—Risks Relating to Our Business—We are exposed to risks associated with changes in interest rates.”

RISKS RELATING TO OUR COMMON STOCK AND PUBLICLY TRADED NOTES

Our shares of common stock have traded at a discount from net asset value and may do so again, which could limit our ability to raise additional equity capital.

Shares of closed‑end investment companies frequently trade at a market price that is less than the net asset value that is attributable to those shares. This characteristic of closed‑end investment companies is separate and distinct from the risk that our net asset value per share may decline. It is not possible to accurately predict whether any shares of our common stock will trade at, above, or below net asset value. In the recent past, the stocks of BDCs as an industry, including at times shares of our common stock, have traded below net asset value and during much of 2009 traded at near historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. When our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors. Pursuant to approval granted at a special meeting of stockholders held on May 22, 2017, we currently are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on May 22, 2018.
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

In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. Certain of the Facilities may also limit our ability to declare dividends if we default under certain provisions. Further, if we invest a greater amount of assets in non-income producing securities, it could reduce the amount available for distribution and may also inhibit our ability to make required interest payments to holders of our debt, which may cause a default under the terms of our debt agreements. Such a default could materially increase our cost of raising capital, as well as cause us to incur penalties under the terms of our debt agreements. See "Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities-Dividend/Distribution Policy."

Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse effect on the price of our common stock.

The Maryland General Corporation Law, our charter and our bylaws contain provisions that may discourage, delay or make more difficult a change in control of Ares Capital or the removal of our directors. We are subject to the Maryland Business Combination Act (the “Business Combination Act”), subject to any applicable requirements of the Investment Company Act. Our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our board or disinterested directors do not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and may increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act (the “Control Share Acquisition Act”) acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, subject to any applicable requirements of the Investment Company Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and may increase the difficulty of consummating such an offer.

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

•
our ability to manage our capital resources effectively, including rotating out of certain investments acquired in connection with the American Capital Acquisition and re-deploying such capital effectively and on favorable terms;

•	changes in our earnings or variations in our operating results;

•	changes in the value of our portfolio of investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of Ares’ key personnel;

•	operating performance of companies comparable to us;

•	short-selling pressure with respect to shares of our common stock or BDCs generally;

•	future sales of our securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities, including the Convertible Unsecured Notes;

•	uncertainty surrounding the strength of the U.S. economy;

•	concerns regarding European sovereign debt;

•	concerns regarding volatility in the Chinese stock market and Chinese currency;

•	general economic trends and other external factors; and

•	loss of a major funding source.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price fluctuates significantly, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

We may in the future determine to issue preferred stock, which could adversely affect the market value of our common stock.

The issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our common stock by making an investment in the common stock less attractive. In addition, the dividends on any preferred stock we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of preferred stock must take preference over any dividends or other payments to our common stockholders, and holders of preferred stock are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred stock that converts into common stock). In addition, under the Investment Company Act, preferred stock constitutes a “senior security” for purposes of the 200% asset coverage test.

The net asset value per share of our common stock may be diluted if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or securities to subscribe for or convertible into shares of our common stock.
At a special meeting of stockholders held on May 22, 2017, subject to certain determinations required to be made by our board of directors, our stockholders approved our ability to sell or otherwise issue shares of our common stock, in an amount not exceeding 25% of our then outstanding common stock, at a price below the then current net asset value per share during a period that began on May 22, 2017 and expires on May 22, 2018.
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
Any decision to sell shares of our common stock below its then current net asset value per share or securities to subscribe for or convertible into shares of our common stock would be subject to the determination by our board of directors that such issuance is in our and our stockholders’ best interests.
If we were to sell shares of our common stock below its then current net asset value per share, such sales would result in an immediate dilution to the net asset value per share of our common stock. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share of our common stock and a proportionately greater decrease in the stockholders’ interest in our earnings and assets and their voting interest in us than the increase in our assets resulting from such issuance. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted.
In addition, if we issue warrants or securities to subscribe for or convertible into shares of our common stock, subject to certain limitations, the exercise or conversion price per share could be less than net asset value per share at the time of exercise or conversion (including through the operation of anti‑dilution protections). Because we would incur expenses in connection with any issuance of such securities, such issuance could result in a dilution of the net asset value per share at the time of exercise or conversion. This dilution would include reduction in net asset value per share as a result of the proportionately greater decrease in the stockholders’ interest in our earnings and assets and their voting interest than the increase in our assets resulting from such issuance.
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
The 2019 Convertible Notes are convertible into shares of our common stock beginning on July 15, 2018 or, under certain circumstances, earlier. The 2022 Convertible Notes are convertible into shares of our common stock beginning on August 1, 2021 or, under certain circumstances, earlier. Upon conversion of the other Convertible Unsecured Notes, we have the choice to pay or deliver, as the case may be, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. As of December 31, 2017, the conversion price of the 2019 Convertible Notes was effectively $19.99 per share and the conversion price of the 2022 Convertible Notes was effectively $19.39 per share, in each case taking into account certain de minimis adjustments that will be made on the conversion date and subject to further adjustment in certain circumstances. If we elect to deliver shares of common stock upon a conversion at the time our tangible book value per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of common stock upon our issuance of common stock in connection with the conversion of the Convertible Unsecured Notes and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance.
Our stockholders may receive shares of our common stock as dividends, which could result in adverse cash flow consequences to them.

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

Terms relating to redemption may materially adversely affect our noteholders’ return on any debt securities that we may issue.

If our noteholders’ debt securities are redeemable at our option, we may choose to redeem their debt securities at times when prevailing interest rates are lower than the interest rate paid on their debt securities. In addition, if our noteholders’ debt securities are subject to mandatory redemption, we may be required to redeem their debt securities also at times when prevailing interest rates are lower than the interest rate paid on their debt securities. In this circumstance, our noteholders may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as their debt securities being redeemed.

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

Item 3.    Legal Proceedings

We are party to certain lawsuits in the normal course of business. In addition, American Capital and Allied Capital were involved in various legal proceedings that we assumed in connection with the American Capital Acquisition and the Allied Acquisition, respectively. Furthermore, third parties may try to seek to impose liability on us in connection with our activities or the activities of our portfolio companies. While the outcome of any such legal proceedings cannot at this time be predicted with certainty, we do not expect that these legal proceedings will materially affect our business, financial condition or results of operations.

On May 20, 2013, we were named as one of several defendants in an action filed in the United States District Court for the Eastern District of Pennsylvania by the bankruptcy trustee of DSI Renal Holdings LLC (“DSI Renal”) and two affiliate companies. On March 17, 2014, the motion by us and the other defendants to transfer the case to the United States District Court for the District of Delaware (the “Delaware Court”) was granted. On May 6, 2014, the Delaware Court referred the matter to the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The complaint alleges, among other things, that each of the named defendants participated in a purported fraudulent transfer involving the restructuring of a subsidiary of DSI Renal. Among other things, the complaint seeks, jointly and severally from all defendants, (1) damages of approximately $425 million, of which the complaint states our individual share is approximately $117 million, and (2) punitive damages. The defendants filed a motion to dismiss all claims on August 5, 2013. On July 20, 2017, the Bankruptcy Court issued an order granting the motion to dismiss certain claims and denying the motion to dismiss certain other claims, including the purported fraudulent transfer claims. The defendants answered the complaint on August 31, 2017. Under the operative scheduling order, discovery will continue until early 2019 with dispositive motions due on April 30, 2019. No trial date has been set. We are currently unable to assess with any certainty whether we may have any exposure in this matter. However, we believe the plaintiff’s claims are without merit and intend to vigorously defend ourselves in this matter.

On or about February 10, 2017, shareholders of American Capital filed a second consolidated amended putative shareholder class action complaint allegedly on behalf of holders of the common stock of American Capital against the former members of American Capital’s board of directors and certain former American Capital officers (collectively, “the American Capital defendants”), as well as Elliott Management Corporation, Elliott Associates, L.P., Elliott International, L.P. and Elliott International Capital Advisors Inc. (collectively “Elliott”) in the Circuit Court for Montgomery County, Maryland challenging the American Capital Acquisition. This action is a consolidation of putative shareholder complaints filed against the directors of American Capital on June 24, 2016, July 12, 2016, July 21, 2016 and July 27, 2016, which were consolidated and in which an amended consolidated putative shareholder class action complaint was filed on August 18, 2016. The action alleges that the directors, officers and Elliott failed to adequately discharge their fiduciary duties to the public shareholders of American Capital by hastily commencing a sales process due to the board’s manipulation by Elliott. In the alternative, the complaint alleges Elliott aided and abetted breaches of fiduciary duty by the American Capital directors and officers. The complaint also alleges that the directors and officers failed to obtain for the shareholders the highest value available in the marketplace for their shares in the American Capital Acquisition. The complaint further alleges that the merger was the product of a flawed process due to Elliott’s continued manipulation, the use of deal protection devices in the American Capital Acquisition that precluded other bidders from making a higher offer to American Capital and the directors’ conflicts of interest due to special benefits, including the full vesting of American Capital stock options and incentive awards or golden parachutes the directors received upon consummation of the proposed merger. Additionally, the complaint alleges that the registration statement, which was filed with the SEC on July 20, 2016 and included a joint proxy statement to American Capital’s shareholders, is materially false and misleading because it omits material information concerning the financial and procedural fairness of the American Capital Acquisition. The complaint seeks to recover compensatory damages for all losses resulting from the alleged breaches of fiduciary duty and waste. The American Capital defendants filed their motion to dismiss the second consolidated amended complaint on March 3, 2017. Elliott filed its motion to dismiss the second consolidated amended complaint on April 14, 2017. Briefing on defendants’ motions was completed on May 26, 2017. A hearing on the motions to dismiss was scheduled for June 9, 2017 before Judge Ronald Rubin of the Circuit Court for Montgomery County, Maryland (the “Court”); however, that hearing was stayed as to the American Capital defendants in light of the settlement described below.

On June 9, 2017, the American Capital defendants reached an agreement in principle with plaintiffs regarding the proposed settlement of claims asserted against them in this action, and the American Capital defendants and plaintiffs subsequently executed a settlement term sheet (the “Term Sheet”) on June 19, 2017. As set forth in the Term Sheet, the American Capital defendants have agreed to the proposed settlement solely to eliminate the burden, expense, distraction and uncertainties inherent in further litigation, and without admitting any liability or wrongdoing. The plaintiffs and American Capital defendants filed a stipulation of settlement and motion for preliminary approval of the settlement with the Court on August 3, 2017. On August 23, 2017, the Court entered an order preliminarily approving the settlement. On August 28, 2017, Elliott filed a cross claim against the American Capital defendants asserting claims for contribution, although the cross claim would not have been expected to result in any additional monetary liability for the American Capital defendants or American Capital.

On October 11, 2017, the plaintiffs and Elliott advised the Court that they reached an agreement in principle to settle the remaining claims in the case, which would also resolve the cross claims against the American Capital defendants. Both the American Capital defendant settlement and Elliott settlement are subject to Court approval. The parties filed a joint stipulation on or about November 17, 2017, notice was sent to stockholders on December 18, 2017, and a final approval hearing to approve the settlements is scheduled for February 16, 2018. If both settlements are approved, then the case will be dismissed in its entirety.

There can be no assurance that the Court will approve the proposed settlements. The proposed settlement by the American Capital defendants is not, and should not be construed as, an admission of wrongdoing or liability by any American Capital defendant.

On August 3, 2017, American Capital and one of its former portfolio companies were awarded a judgment plus prejudgment interest by the United States District Court for the District of Maryland (the “District Court”) following a bench trial in a case first filed by one of American Capital’s insurance companies concerning coverage for bodily injury claims against American Capital and/or its former portfolio company. The District Court found that the carrier breached its duty to defend American Capital and its former portfolio company against more than 1,000 bodily injury claims and awarded damages plus prejudgment interest. American Capital’s carrier filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit; thereafter, American Capital and its former portfolio company filed a notice of cross appeal. The parties are now in the process of filing their respective briefs in the appeal, which will be fully briefed by late April 2018. It is currently expected the appeal will be adjudicated in late 2018 at the earliest. American Capital’s recovery will not be known until such time as the appeal is resolved.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

Our common stock is traded on The NASDAQ Global Select Market under the symbol “ARCC.” Our common stock has historically traded at prices both above and below our net asset value per share. It is not possible to predict whether our common stock will trade at, above or below net asset value. See “Risk Factors—Risks Relating to Our Common Stock—Our shares of common stock have traded at a discount from net asset value and may do so again, which could limit our ability to raise additional equity capital.”

The following table sets forth the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock as reported on The NASDAQ Global Select Market and the dividends or distributions paid by us in each fiscal quarter for the years ended December 31, 2017 and 2016. On February 8, 2018, the last reported closing sales price of our common stock on The NASDAQ Global Select Market was $15.56 per share, which represented a discount of approximately 6.5% to the net asset value per share reported by us as of December 31, 2017.

	Net Asset Value(1)	Price Range		Cash Dividend Per Share(2)
		High	Low
Fiscal 2016
First Quarter	$16.50	$14.84	$12.54	$0.38
Second Quarter	$16.62	$15.38	$13.87	$0.38
Third Quarter	$16.59	$16.40	$13.96	$0.38
Fourth Quarter	$16.45	$16.86	$15.16	$0.38
Fiscal 2017
First Quarter	$16.50	$17.81	$16.42	$0.38
Second Quarter	$16.54	$17.64	$16.18	$0.38
Third Quarter	$16.49	$16.52	$15.67	$0.38
Fourth Quarter	$16.65	$16.61	$15.69	$0.38
_______________________________________________________________________________

(1)
Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of the relevant quarter.

(2)	Represents the dividend or distribution paid in the relevant quarter.

HOLDERS

As of February 8, 2018, there were 1,557 holders of record of our common stock (including Cede & Co.).

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

The following table summarizes our dividends or distributions declared for the fiscal years ended December 31, 2017 and 2016:

Date Declared	Record Date	Payment Date	Amount
November 2, 2017	December 15, 2017	December 29, 2017	$0.38
August 2, 2017	September 15, 2017	September 29, 2017	0.38
May 3, 2017	June 15, 2017	June 30, 2017	0.38
February 22, 2017	March 15, 2017	March 31, 2017	0.38
Total declared for 2017			$1.52
November 2, 2016	December 15, 2016	December 30, 2016	$0.38
August 3, 2016	September 15, 2016	September 30, 2016	0.38
May 4, 2016	June 15, 2016	June 30, 2016	0.38
February 26, 2016	March 15, 2016	March 31, 2016	0.38
Total declared for 2016			$1.52

Of the $1.52 per share in dividends declared and payable for the year ended December 31, 2017, $1.45 per share was comprised of ordinary income and $0.07 was comprised of long-term capital gains. Of the $1.52 per share in dividends declared and payable for the year ended December 31, 2016, $1.26 per share was comprised of ordinary income and $0.26 was comprised of long‑term capital gains.

To maintain our RIC status under the Code, we must timely distribute an amount equal to at least 90% of our investment company taxable income (as defined by the Code, which generally includes net ordinary income and net short term capital gains) to our stockholders. In addition, we generally will be required to pay an excise tax equal to 4% on certain undistributed taxable income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our ordinary income recognized during a calendar year and (ii) 98.2% of our capital gain net income, as defined by the Code, recognized for the one year period ending October 31st in that calendar year and (iii) any income recognized, but not distributed, in preceding years. The taxable income on which we pay excise tax is generally distributed to our stockholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income for distribution in the following year, and pay any applicable excise tax. For the years ended December 31, 2017, 2016 and 2015, we recorded a net excise tax expense of $12 million, $12 million and $9 million, respectively. We cannot assure you that we will achieve results that will permit the payment of any cash distributions. We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a cash dividend, stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically opt out of the dividend reinvestment plan so as to receive cash dividends. See “Dividend Reinvestment Plan.”

RECENT SALES OF UNREGISTERED EQUITY SECURITIES

We did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act of 1933.

ISSUER PURCHASES OF EQUITY SECURITIES

Dividend Reinvestment Plan

During the year ended December 31, 2017, as a part of our dividend reinvestment plan for our common stockholders, we purchased 1,237,221 shares of our common stock for an average price per share of $16.48 in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines such purchases of our common stock during the year ended December 31, 2017.

(dollars in millions, except per share data) Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 through January 31, 2017	236,941	$16.46	—	$—
February 1, 2017 through February 28, 2017	—	—	—	—
March 1, 2017 through March 31, 2017	—	—	—	—
April 1, 2017 through April 30, 2017	—	—	—	—
May 1, 2017 through May 31, 2017	—	—	—	—
June 1, 2017 through June 30, 2017	—	—	—	—
July 1, 2017 through July 31, 2017	612,744	16.53	—	—
August 1, 2017 through August 31, 2017	—	—	—	—
September 1, 2017 through September 30, 2017	—	—	—	—
October 1, 2017 through October 31, 2017	387,536	16.39	—	—
November 1, 2017 through November 30, 2017	—	—	—	—
December 1, 2017 through December 31, 2017	—	—	—	—
Total	1,237,221	$16.48	—	$—

Stock Repurchase Program

In February 2018, our board of directors authorized an amendment to our $300 million stock repurchase program to extend the expiration date of the program from February 28, 2018 to February 28, 2019. Under the program, we may repurchase up to $300 million in the aggregate of our outstanding common stock in the open market at certain thresholds below its net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The program will be in effect through February 28, 2019, unless extended or until the approved dollar amount has been used to repurchase shares. The program does not require us to repurchase any specific number of shares and it cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time.

For the year ended December 31, 2017, there were no repurchases of our common stock under our stock repurchase program. As of December 31, 2017, the approximate dollar value of shares that may yet be purchased under the program was $293 million. For the year ended December 31, 2016, repurchases of our common stock under our stock repurchase program were as follows:

(dollars in millions, except per share data) Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 through January 31, 2016	—	—	—	—
February 1, 2016 through February 29, 2016	—	—	—	—
March 1, 2016 through March 31, 2016	393,056	$13.94	393,056	$93
April 1, 2016 through April 30, 2016	—	—	—	—
May 1, 2016 through May 31, 2016	—	—	—	—
June 1, 2016 through June 30, 2016	—	—	—	—
July 1, 2016 through July 31, 2016	—	—	—	—
August 1, 2016 through August 31, 2016	—	—	—	—
September 1, 2016 through September 30, 2016	—	—	—	—
October 1, 2016 through October 31, 2016	—	—	—	—
November 1, 2016 through November 30, 2016	—	—	—	—
December 1, 2016 through December 31, 2016	—	—	—	—
Total	393,056	$13.94	393,056	$93
_______________________________________________________________________________

(1)	Amount includes commissions paid.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG ARES CAPITAL
CORPORATION, S&P 500 INDEX AND SNL US INVESTMENT COMPANY INDEX

Total Return Performance

SOURCE:	S&P Global Market Intelligence

NOTES:
Assumes $100 invested on December 31, 2012 in Ares Capital, the S&P 500 Index and the SNL US Investment Company Index. Assumes all dividends are reinvested on the respective dividend payment dates without commissions.

	Dec12	Dec13	Dec14	Dec15	Dec16	Dec17
Ares Capital	100.00	110.91	106.85	107.81	137.69	143.82
S&P 500 Index	100.00	132.39	150.51	152.59	170.84	208.14
SNL US Investment Company Index	100.00	104.35	111.60	101.96	126.12	139.82

The stock performance graph and other information above shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission (“SEC”) or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act, as amended.

Item 6.    Selected Financial Data

The following selected financial and other data for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 are derived from our consolidated financial statements which have been audited by KPMG LLP, an independent registered public accounting firm whose report thereon is included elsewhere in this Annual Report. The data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Annual Report.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(dollar amounts in millions, except per share data and as otherwise indicated)

	As of and For the Years Ended December 31,
	2017	2016	2015	2014	2013
Total Investment Income	$1,160	$1,012	$1,025	$989	$882
Total Expenses, Net of Waiver of Income Based Fees	630	497	499	533	437
Net Investment Income Before Income Taxes	530	515	526	456	445
Income Tax Expense, Including Excise Tax	19	21	18	18	14
Net Investment Income	511	494	508	438	431
Net Realized and Unrealized Gains (Losses) on Investments, Foreign Currencies and Other Transactions and Extinguishment of Debt	156	(20)	(129)	153	58
Net Increase in Stockholders’ Equity Resulting from Operations	$667	$474	$379	$591	$489
Per Share Data:
Net Increase in Stockholders’ Equity Resulting from Operations:
Basic	$1.57	$1.51	$1.20	$1.94	$1.83
Diluted	$1.57	$1.51	$1.20	$1.94	$1.83
Cash Dividends Declared and Payable(1)	$1.52	$1.52	$1.57	$1.57	$1.57
Net Asset Value	$16.65	$16.45	$16.46	$16.82	$16.46
Total Assets(2)	$12,347	$9,245	$9,507	$9,454	$8,094
Total Debt (Carrying Value)(2)	$4,854	$3,874	$4,114	$3,881	$2,938
Total Debt (Principal Amount)	$4,943	$3,951	$4,197	$3,999	$3,079
Total Stockholders’ Equity	$7,098	$5,165	$5,173	$5,284	$4,904
Other Data:
Number of Portfolio Companies at Period End(3)	314	218	218	205	193
Principal Amount of Investments Purchased(4)	$7,263	$3,490	$3,905	$4,534	$3,493
Principal Amount of Investments Acquired as part of the American Capital Acquisition on the Acquisition Date	$2,543	$—	$—	$—	$—
Principal Amount of Investments Sold and Repayments	$7,107	$3,655	$3,651	$3,213	$1,801
Total Return Based on Market Value(5)	4.5%	26.4%	1.3%	(3.3)%	10.5%
Total Return Based on Net Asset Value(6)	10.5%	9.2%	7.2%	11.8%	11.4%
Weighted Average Yield of Debt and Other Income Producing Securities at Fair Value(7)	9.8%	9.4%	10.3%	10.1%	10.4%
Weighted Average Yield of Debt and Other Income Producing Securities at Amortized Cost(7)	9.7%	9.3%	10.1%	10.1%	10.4%
Weighted Average Yield of Total Investments at Fair Value(8)	8.7%	8.5%	9.2%	9.1%	9.3%
Weighted Average Yield of Total Investments at Amortized Cost(8)	8.7%	8.3%	9.1%	9.3%	9.4%
_______________________________________________________________________________

(1)
Includes an additional dividend of $0.05 per share paid in the year ended December 31, 2015, an additional dividend of $0.05 per share paid in the year ended December 31, 2014 and an additional dividend of $0.05 per share paid in the year ended December 31, 2013.

(2)
Certain prior year amounts have been reclassified to conform to the 2017 and 2016 presentation. In particular, unamortized debt issuance costs were previously included in other assets and were reclassified to long‑term debt as a result of the adoption of Accounting Standards Update 2015‑03, Interest-Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs during the first quarter of 2016.

(3)	Includes commitments to portfolio companies for which funding had yet to occur.

(4)	Excludes $2.5 billion of investments acquired as part of the American Capital Acquisition on the Acquisition Date.

(5)
For the year ended December 31, 2017, the total return based on market value equaled the decrease of the ending market value at December 31, 2017 of $15.72 per share from the ending market value at December 31, 2016 of $16.49 per share plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2017, divided by the market value at December 31, 2016. For the year ended December 31, 2016, the total return based on market value equaled the increase of the ending market value at December 31, 2016 of $16.49 per share from the ending market value at December 31, 2015 of $14.25 per share plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2016, divided by the market value at December 31, 2015. For the year ended December 31, 2015, the total return based on market value equaled the decrease of the ending market value at December 31, 2015 of $14.25 per share from the ending market value at December 31, 2014 of $15.61 per share plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2015, divided by the market value at December 31, 2014. For the year ended December 31, 2014 , the total return based on market value equaled the decrease of the ending market value at December 31, 2014 of $15.61 per share from the ending market value at December 31, 2013 of $17.77 per share plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2014, divided by the market value at December 31, 2013. For the year ended December 31, 2013, the total return based on market value equaled the increase of the ending market value at December 31, 2013 of $17.77 per share from the ending market value at December 31, 2012 of $17.50 per share plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2013, divided by the market value at December 31, 2012. The Company’s shares fluctuate in value. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(6)
For the year ended December 31, 2017, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2017, divided by the beginning net asset value for the period. For the year ended December 31, 2016, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2016, divided by the beginning net asset value for the period. For the year ended December 31, 2015, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2015, divided by the beginning net asset value for the period. For the year ended December 31, 2014, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2014, divided by the beginning net asset value for the period. For the year ended December 31, 2013, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2013 divided by the beginning net asset value for the period. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan and the issuance of common stock in connection with any equity offerings and the equity components of any convertible notes issued during the period. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(7)
“Weighted average yield of debt and other income producing securities” is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on accruing debt and other income producing securities, divided by (b) the total accruing debt and other income producing securities at amortized cost or at fair value, as applicable. The weighted average yield of debt and other income producing securities that were acquired as part of the American Capital Acquisition and held as of December 31, 2017 was 10.3% and 10.1% at amortized cost and fair value, respectively.

(8)
“Weighted average yield on total investments” is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on accruing debt and other income producing securities, divided by (b) the total investments at amortized cost or at fair value, as applicable. The weighted average yield on total investments that were acquired as part of the American Capital Acquisition and held as of December 31, 2017 was 8.7% and 7.8% at amortized cost and fair value, respectively.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the Selected Financial Data and our financial statements and notes thereto appearing elsewhere in this Annual Report. Further, the financial information and other data set forth below subsequent to the completion of the American Capital Acquisition (as defined below) on January 3, 2017, reflect the results of the combined company and the financial information and other data prior to the completion of the American Capital Acquisition does not give effect to the American Capital Acquisition, unless otherwise noted. For this reason, period to period comparisons may not be meaningful. In addition, some of the statements in this Annual Report (including in the following discussion) constitute forward- looking statements, which relate to future events, or the future performance or financial condition of Ares Capital Corporation (the “Company,” “Ares Capital,” “we,” “us,” or “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

•	our, or our portfolio companies’, future business, operations, operating results or prospects;

•	the return or impact of current and future investments;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of fluctuations in interest rates on our business;

•
the impact of changes in laws or regulations (including the interpretation thereof),including the Tax Cuts and Jobs Act, governing our operations or the operations of our portfolio companies or the operations of our competitors;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•
our ability to successfully integrate our business with the business of American Capital (as defined below), including rotating out of certain investments acquired in connection therewith and re-deploying such capital effectively and on favorable terms;

•	our ability to recover unrealized losses;

•	market conditions and our ability to access alternative debt markets and additional debt and equity capital and our ability to manage our capital resources effectively;

•	our contractual arrangements and relationships with third parties, including parties to our co-investment program;

•	the general economy and its impact on the industries in which we invest;

•	uncertainty surrounding the financial stability of the United States, Europe and China;

•	the social, geopolitical, financial, trade and legal implications of Brexit;

•	Middle East turmoil and the potential for volatility in energy prices and its impact on the industries in which we invest;

•	the financial condition of and ability of our current and prospective portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	our ability to successfully complete and integrate any other acquisitions;

•	the outcome and impact of any litigation or other regulatory matters acquired in connection with the American Capital Acquisition (as defined below);

•	the adequacy of our cash resources and working capital;

•	the timing, form and amount of any dividend distributions;

•	the timing of cash flows, if any, from the operations of our portfolio companies; and

•	the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” and the other information included in this Annual Report.

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

To a lesser extent, we also make preferred and/or common equity investments, which have generally been non-control equity investments, of less than $20 million (usually in conjunction with a concurrent debt investment). However, we may increase the size or change the nature of these investments. Also, as a result of the American Capital Acquisition (as defined below), American Capital’s (as defined below) equity investments, including equity investments pursuant to which American Capital controlled a particular portfolio company, became part of our portfolio.

Since our initial public offering (“IPO”) on October 8, 2004 through December 31, 2017, our exited investments resulted in an aggregate cash flow realized internal rate of return to us of approximately 14% (based on original cash invested, net of syndications, of approximately $20.6 billion and total proceeds from such exited investments of approximately $26.4 billion). Internal rate of return is the discount rate that makes the net present value of all cash flows related to a particular investment equal to zero. Internal rate of return is gross of expenses related to investments as these expenses are not allocable to specific investments. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of a debt investment or sale of an investment or through the determination that no further consideration was collectible and, thus, a loss may have been realized. Approximately 65% of these exited investments resulted in an aggregate cash flow realized internal rate of return to us of 10% or greater.

Additionally, since our IPO on October 8, 2004 through December 31, 2017, our realized gains have exceeded our realized losses by approximately $613 million (excluding a one-time gain on the acquisition of Allied Capital Corporation (“Allied Capital”) and realized gains/losses from the extinguishment of debt and other assets). For this same time period, our average annualized net realized gain rate was approximately 1.1% (excluding a one-time gain on the acquisition of Allied Capital and realized gains/losses from the extinguishment of debt and other assets). Net realized gain/loss rates for a particular period are the amount of net realized gains/losses during such period divided by the average quarterly investments at amortized cost in such period.

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

We have elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”) and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and timely distribute to our stockholders generally at least 90% of our investment company taxable income, as defined by the Code, for each year. Pursuant to this election, we generally will not have to pay U.S. federal corporate-level taxes on any income that we distribute to our stockholders provided that we satisfy those requirements.

American Capital Acquisition

On May 23, 2016, we entered into a definitive agreement (the “Merger Agreement”) to acquire American Capital, Ltd. (“American Capital”), a Delaware corporation (the “American Capital Acquisition”) in a cash and stock transaction valued at approximately $4.2 billion. Pursuant to the Merger Agreement, American Capital shareholders received total consideration of approximately $18.06 per share comprised of: (i) $14.41 per share from us consisting of approximately $6.48 per share of cash (including a make-up dividend in the amount of $0.07 per share) and 0.483 shares of our common stock for each American Capital share at a value of $7.93 per American Capital share (based on the closing price per share of our common stock on January 3, 2017 (the “Acquisition Date”)), (ii) $2.45 per share of cash from American Capital’s sale of American Capital Mortgage Management, LLC, and (iii) approximately $1.20 per share of cash as transaction support provided by Ares Capital Management acting solely on its own behalf. As of the Acquisition Date, the transaction was valued at approximately $4.2 billion. The total cash and stock consideration paid by us was $3.3 billion. In connection with the stock consideration, we issued approximately 112 million shares of our common stock to American Capital’s then-existing stockholders (including holders of outstanding in-the-money American Capital stock options), thereby resulting in our then-existing stockholders owning approximately 73.7% of the combined company and then-existing American Capital stockholders owning approximately 26.3% of the combined company. As a result of the American Capital Acquisition, Ares Capital acquired $3.6 billion of assets, including $2.5 billion of investments, and assumed $226 million of liabilities.

In connection with the American Capital Acquisition, Ares Capital Management also agreed to waive, for each of the first ten calendar quarters beginning with the second quarter of 2017, the lesser of (x) $10 million of income based fees and (y) the amount of income based fees for such quarter, in each case, to the extent earned and payable by us in such quarter pursuant to and as calculated under our investment advisory and management agreement (the “Fee Waiver”). See Notes 3 and 16 to our consolidated financial statements for the year ended December 31, 2017 for additional information regarding the American Capital Acquisition.

PORTFOLIO AND INVESTMENT ACTIVITY

Our investment activity for the years ended December 31, 2017, 2016 and 2015 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the Years Ended December 31,
(dollar amounts in millions)	2017	2016	2015
New investment commitments(1)(5)(10):
New portfolio companies	$2,155	$2,107	$2,483
Existing portfolio companies	3,734	1,596	1,334
Total new investment commitments(2)	5,889	3,703	3,817

Less:
Investment commitments exited(3)	5,593	3,844	3,816
Net investment commitments	$296	$(141)	$1
Principal amount of investments funded(5)(10):
First lien senior secured loans	$3,442	$1,965	$2,071
Second lien senior secured loans	1,491	987	1,232
Subordinated certificates of the SDLP(4)	222	272	—
Subordinated certificates of the SSLP	—	3	229
Senior subordinated loans	273	173	257
Preferred equity securities	120	37	89
Other equity securities	116	53	27
Total	$5,664	$3,490	$3,905
Principal amount of investments sold or repaid(6):
First lien senior secured loans	$2,394	$2,522	$2,948
Second lien senior secured loans	1,536	903	195
Subordinated certificates of the SDLP(4)	4	2	—
Subordinated certificates of the SSLP(5)	474	—	330
Senior subordinated loans	269	189	132
Collateralized loan obligations	150	—	—
Preferred equity securities	275	4	11
Other equity securities	476	35	33
Commercial real estate	—	—	2
Total	$5,578	$3,655	$3,651
Principal amount of investments acquired as part of the American Capital Acquisition on the Acquisition Date:
First lien senior secured loans	$550
Second lien senior secured loans	855
Senior subordinated loans	244
Collateralized loan obligations	265
Preferred equity securities	109
Other equity securities	520
Total	$2,543
Number of new investment commitment(5)(7)(10)	155	82	86
Average new investment commitment amount(5)(10)	38	$45	$44
Weighted average term for new investment commitments (in months)(5)(8)(10)	75	80	65
Percentage of new investment commitments at floating rates(5)(10)	94%	91%	89%
Percentage of new investment commitments at fixed rates(5)(10)	4%	6%	8%
Weighted average yield of debt and other income producing securities(5)(8)(10):
Funded during the period at amortized cost	9.0%	9.3%	9.0%
Funded during the period at fair value(9)	9.0%	9.2%	9.0%
Exited or repaid during the period at amortized cost	8.9%	8.5%	7.9%
Exited or repaid during the period at fair value(9)	8.9%	8.4%	7.9%
Weighted average yield of debt and other income producing securities acquired as part of the American Capital Acquisition on the Acquisition Date:
Funded during the period at amortized cost	10.0%	—	—

Funded during the period at fair value(9)	10.0%	—	—

_______________________________________________________________________________

(1)
New investment commitments include new agreements to fund revolving credit facilities or delayed draw loans. See “Off Balance Sheet Arrangements” as well as Note 7 to our consolidated financial statements for the year ended December 31, 2017, for more information on our commitments to fund revolving credit facilities or delayed draw loans.

(2)
Includes both funded and unfunded commitments. Of these new investment commitments, we funded $5.1 billion, $3.3 billion and $3.6 billion for the years ended December 31, 2017, 2016 and 2015, respectively.

(3)
Includes both funded and unfunded commitments. For the years ended December 31, 2017, 2016 and 2015, investment commitments exited included exits of unfunded commitments of $301 million, $341 million and $263 million, respectively.

(4)	See “Senior Direct Lending Program” below and Note 4 to our consolidated financial statements for the year ended December 31, 2017 for more information on the SDLP (as defined below).

(5)
In July 2017, in connection with the effective termination of Senior Secured Loan Fund LLC (d/b/a the “Senior Secured Loan Program” or the “SSLP”), we purchased $1.6 billion in aggregate principal amount of first lien senior secured loans outstanding at par plus accrued and unpaid interest and fees from the SSLP (the “SSLP Loan Sale”) and assumed the SSLP’s remaining unfunded loan commitments totaling $50 million. The loans purchased from the SSLP included loans to 10 different borrowers with a weighted average yield at amortized cost and fair value of 7.1% and 7.1%, respectively. Upon completion of the SSLP Loan Sale, the SSLP made a liquidation distribution to the holders of the subordinated certificates of the SSLP (the “SSLP Certificates”), of which Ares Capital received $1.5 billion. The impact of these transactions is excluded from the information presented in the table. See “Senior Secured Loan Program” below and Note 4 to our consolidated financial statements for the year ended December 31, 2017 for more information on the SSLP.

(6)	For the year ended December 31, 2017, the principal amount of investments sold or repaid included $1.1 billion of investments acquired as part of the American Capital Acquisition.

(7)	Number of new investment commitments represents each commitment to a particular portfolio company.

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

(10)
Excludes investments acquired as part of the American Capital Acquisition on the Acquisition Date. See Note 16 to our consolidated financial statements for the year ended December 31, 2017 for additional information regarding the American Capital Acquisition.

As of December 31, 2017 and 2016, our investments consisted of the following:

	As of December 31,
	2017		2016
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured loans	$5,337	$5,197	$2,102	$2,036
Second lien senior secured loans	3,885	3,744	3,069	2,987
Subordinated certificates of the SDLP(1)	487	487	270	270
Subordinated certificates of the SSLP(2)	—	—	1,938	1,914
Senior subordinated loans	978	995	692	714
Collateralized loan obligations	115	114	—	—
Preferred equity securities	485	532	505	273
Other equity securities	618	772	458	626
Total	$11,905	$11,841	$9,034	$8,820
_______________________________________________________________________________

(1)
The proceeds from these certificates were applied to co-investments with Varagon Capital Partners (“Varagon”) and its clients to fund first lien senior secured loans to 19 and 14 different borrowers as of December 31, 2017 and 2016, respectively.

(2)
The proceeds from these certificates were applied to co-investments with GE Global Sponsor Finance LLC and General Electric Capital Corporation (together, “GE”) to fund first lien senior secured loans to 19 different borrowers as of December 31, 2016.

The weighted average yields at amortized cost and fair value of the following portions of our portfolio as of December 31, 2017 and 2016 were as follows:

	As of December 31,
	2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and other income producing securities(1)	9.7%	9.8%	9.3%	9.4%
Total portfolio(2)	8.7%	8.7%	8.3%	8.5%
First lien senior secured loans(2)	7.9%	8.1%	8.4%	8.6%
Second lien senior secured loans(2)	9.7%	10.0%	9.8%	10.1%
Subordinated certificates of the SDLP(2)(3)	14.5%	14.5%	14.0%	14.0%
Subordinated certificates of the SSLP(2)(4)	—%	—%	7.0%	7.1%
Senior subordinated loans(2)	13.0%	12.8%	12.4%	12.0%
Collateralized loan obligations	9.7%	9.7%	—%	—%
Income producing equity securities(2)	13.0%	13.0%	13.8%	13.8%
_______________________________________________________________________________

(1)
”Weighted average yield of debt and other income producing securities” is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on accruing debt and other income producing securities, divided by (b) the total accruing debt and other income producing securities at amortized cost or at fair value, as applicable. The weighted average yield of debt and other income producing securities that were acquired as part of the American Capital Acquisition and held as of December 31, 2017 was 10.3% and 10.1% at amortized cost and fair value, respectively.

(2)
 ”Weighted average yields” are computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on the relevant accruing debt and other income producing securities, divided by (b) the total relevant investments at amortized cost or at fair value, as applicable. The weighted average yield on total investments that were acquired as part of the American Capital Acquisition and held as of December 31, 2017 was 8.7% and 7.8% at amortized cost and fair value, respectively.

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

Set forth below is the grade distribution of our portfolio companies as of December 31, 2017 and 2016:

	As of December 31,
	2017				2016
(dollar amounts in millions)	Fair Value	%	Number of Companies	%	Fair Value	%	Number of Companies	%
Grade 1	$72	0.6%	16	5.1%	$92	1.0%	13	6.0%
Grade 2	343	2.9%	14	4.5%	323	3.7%	12	5.5%
Grade 3	10,099	85.3%	268	85.3%	7,451	84.4%	172	78.9%
Grade 4	1,327	11.2%	16	5.1%	954	10.9%	21	9.6%
Total	$11,841	100.0%	314	100.0%	$8,820	100.0%	218	100.0%

As of December 31, 2017 and 2016, the weighted average grade of the investments in our portfolio at fair value was 3.1 and 3.1, respectively.

As of December 31, 2017, investments on non-accrual status represented 3.1% and 1.4% of the total investments at amortized cost and at fair value, respectively. As of December 31, 2016, investments on non-accrual status represented 2.9% and 0.8% of the total investments at amortized cost and at fair value, respectively.

Co-Investment Programs

Senior Direct Lending Program

We have established a joint venture with Varagon to make certain first lien senior secured loans, including certain stretch senior and unitranche loans, primarily to U.S. middle market companies. Varagon was formed in 2013 as a lending platform by American International Group, Inc. (NYSE:AIG) and other partners. The joint venture is called the Senior Direct Lending Program LLC (d/b/a the “Senior Direct Lending Program” or the “SDLP”). In July 2016, we and Varagon and its clients completed the initial funding of the SDLP. In conjunction with the initial funding, we and Varagon and its clients sold investment commitments to the SDLP. Such investment commitments included $529 million of investment commitments sold to the SDLP by us. No realized gains or losses were recorded by us on these transactions. The SDLP may generally commit and hold individual loans of up to $300 million. The SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SDLP must be approved by an investment committee of the SDLP consisting of representatives of ours and Varagon (with approval from a representative of each required).

We provide capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. As of December 31, 2017, we and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates.

As of December 31, 2017, we and Varagon and its clients had agreed to make capital available to the SDLP of $2.9 billion in the aggregate, of which $591 million is to be made available from us. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP. Below is a summary of the funded capital and unfunded capital commitments of the SDLP.

	As of December 31,
(in millions)	2017	2016
Total capital funded to the SDLP(1)	$2,319	$1,285
Total capital funded to the SDLP by the Company(1)	$487	$270
Total unfunded capital commitments to the SDLP(2)	$92	$177
Total unfunded capital commitments to the SDLP by the Company(2)	$19	$37
___________________________________________________________________________

(1)	At principal amount.

(2)	These commitments have been approved by the investment committee of the SDLP and will be funded as the transactions are completed.

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

The amortized cost and fair value of our SDLP Certificates held by us were $487 million and $487 million, respectively, as of December 31, 2017 and $270 million and $270 million, respectively, as of December 31, 2016. Our yield on our investment in the SDLP at amortized cost and fair value was 14.5% and 14.5%, respectively, as of December 31, 2017 and 14.0% and 14.0%, respectively as of December 31, 2016. For the years ended December 31, 2017 and 2016, we earned interest income of $52 million and $13 million, respectively, from our investment in the SDLP Certificates. We are also entitled to certain fees in connection with the SDLP. For the years ended December 31, 2017 and 2016, in connection with the SDLP, we earned capital structuring service and other fees totaling $11 million and $6 million, respectively.

As of December 31, 2017 and 2016, the portfolio was comprised of all first lien senior secured loans primarily to U.S. middle market companies and were in industries similar to the companies in our portfolio. As of December 31, 2017 and 2016, none of the loans were on non-accrual status. Below is a summary of the SDLP’s portfolio as of December 31, 2017 and 2016:

	As of December 31,
(dollar amounts in millions)	2017	2016
Total first lien senior secured loans(1)	$2,316	$1,281
Weighted average yield on first lien senior secured loans(2)	7.6%	7.4%
Largest loan to a single borrower(1)	$200	$125
Total of five largest loans to borrowers(1)	$947	$560
Number of borrowers in the SDLP	19	14
Commitments to fund delayed draw loans(3)	$92	$177
_______________________________________________________________________________

(1)                                 At principal amount.

(2)	Computed as (a) the annual stated interest rate on accruing first lien senior secured loans, divided by (b) total first lien senior secured loans at principal amount.

(3)	As discussed above, these commitments have been approved by the investment committee of the SDLP.

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

As of June 30, 2017, our investment in the SSLP Certificates at amortized cost and fair value was $1.9 billion and $1.9 billion, respectively, and our yield on our investment in the SSLP Certificates at amortized cost and fair value was 5.8% and 5.8%, respectively. As of June 30, 2017, the SSLP had $1.2 billion in cash and GE’s senior notes outstanding totaled $601 million. In July 2017, the SSLP made its monthly waterfall distribution from this cash, which fully repaid the outstanding principal amount of the senior notes of the SSLP with the remaining amounts distributed to the holders of the SSLP Certificates. From this distribution, we received $474 million in respect of our SSLP Certificates. After this distribution, the amortized cost of our SSLP Certificates was $1.5 billion.

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

The amortized cost and fair value of our SSLP Certificates were $1.9 billion and $1.9 billion, respectively, as of December 31, 2016. Our yield on our investment in the SSLP Certificates at amortized cost and fair value was 7.0% and 7.1%, respectively, as of December 31, 2016. For the years ended December 31, 2017, 2016 and 2015, we earned interest income of $69 million, $208 million and $276 million, respectively, from our investment in the SSLP Certificates. We were also entitled to certain fees in connection with the SSLP. For the years ended December 31, 2017, 2016 and 2015, in connection with the SSLP, we earned capital structuring service, sourcing and other fees totaling $5 million, $20 million and $48 million, respectively.

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

(3)	As discussed above, these commitments were approved by the investment committee of the SSLP.

SSLP Loan Portfolio as of December 31, 2016

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount	Fair Value(2)
AMZ Holding Corp.	Specialty chemicals manufacturer	12/2018	6.8%	$214	$214
Breg, Inc.	Designer, manufacturer, and distributor of non-surgical orthopedic products for preventative, post-operative and rehabilitative use	10/2020	6.8%	147	147
Connoisseur Media, LLC	Owner and operator of radio stations	6/2019	7.3%	94	94
DFS Holding Company, Inc.	Distributor of maintenance, repair, and operations parts, supplies, and equipment to the foodservice industry	2/2022	6.5%	191	191
Drayer Physical Therapy Institute, LLC	Outpatient physical therapy provider	7/2018	8.8%	132	132
ECI Purchaser Company, LLC	Manufacturer of equipment to safely control pressurized gases	12/2018	6.5%	207	201
Excelligence Learning Corporation	Developer, manufacturer and retailer of educational products	12/2020	6.8%	175	175
Gehl Foods, LLC (4)	Producer of low-acid, aseptic food and beverage products	6/2019	7.5%	155	155
Implus Footcare, LLC	Provider of footwear and other accessories	4/2021	7.0%	260	252
Intermedix Corporation(3)	Revenue cycle management provider to the emergency healthcare industry	12/2019	5.8%	254	251
Mavis Tire Supply LLC	Auto parts retailer	10/2020	6.3%	230	225
MCH Holdings, Inc.(4)	Healthcare professional provider	1/2020	6.5%	168	168
Palermo Finance Corporation	Provider of mission-critical integrated public safety software and services to local, state, and federal agencies	11/2020	7.0%	185	185
Sanders Industries Holdings, Inc.(4)	Elastomeric parts, mid-sized composite structures, and composite tooling	5/2020	6.5%	76	76
Singer Sewing Company	Manufacturer of consumer sewing machines	6/2017	7.8%	181	178
STATS Acquisition, LLC	Sports technology, data and content company	6/2018	10.8%	102	99
U.S. Anesthesia Partners, Inc.(3)	Anesthesiology service provider	12/2019	6.0%	259	259
WCI-Quantum Holdings, Inc.(4)	Distributor of instructional products, services and resources	10/2020	6.1%	76	76
Woodstream Group, Inc.	Pet products manufacturer	5/2022	7.3%	254	254
				$3,360	$3,332
______________________________________________________________________________

(1)
Represents the weighted average annual stated interest rate as of December 31, 2016. All interest rates were payable in cash except for 0.5% and 2.0% of the interest rates for Singer Sewing Company and STATS Acquisition, LLC, respectively, which are payment-in-kind interest.

(2)
Represents the fair value in accordance with Accounting Standards Codification (“ASC”) 820-10. The determination of such fair value was not included in our board of directors valuation process described elsewhere herein.

(3)	We held a portion of this company’s second lien senior secured loan.

(4)	We held an equity investment in this company.

Selected financial information for the SSLP as of and for the year ended December 31, 2016 was as follows:

(in millions)
Selected Balance Sheet Information:
Investments in loans receivable, net	$3,343
Cash and other assets	439
Total assets	$3,782

Senior notes	$1,529
Other liabilities	45
Total liabilities	1,574
Subordinated certificates and members’ capital	2,208
Total liabilities and members’ capital	$3,782

(in millions)
Selected Statement of Operations Information:
Total interest and other income	$473
Interest expense	146
Management and sourcing fees	48
Other expenses	20
Total expenses	214
Net income	$259

RESULTS OF OPERATIONS

For the years ended December 31, 2017, 2016 and 2015

Operating results for the years ended December 31, 2017, 2016 and 2015 were as follows:

	For the Years Ended December 31,
(in millions)	2017	2016	2015
Total investment income	$1,160	$1,012	$1,025
Total expenses, net of waiver of income based fees	630	497	499
Net investment income before income taxes	530	515	526
Income tax expense, including excise tax	19	21	18
Net investment income	511	494	508
Net realized gains on investments and foreign currency transactions	24	110	127
Net unrealized gains (losses) on investments, foreign currency and other transactions	136	(130)	(246)
Realized losses on extinguishment of debt	(4)	—	(10)
Net increase in stockholders’ equity resulting from operations	$667	$474	$379

Net income can vary substantially from period to period due to various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net increase in stockholders’ equity resulting from operations may not be meaningful.

Investment Income

	For the Years Ended December 31,
(in millions)	2017	2016	2015
Interest income from investments	$951	$806	$817
Capital structuring service fees	105	99	95
Dividend income	76	75	74
Management and other fees	6	16	24
Other income	22	16	15
Total investment income	$1,160	$1,012	$1,025

The increase in interest income from investments for the year ended December 31, 2017 from the comparable period in 2016 was primarily due to an increase in the average size of our portfolio, partially offset by a decrease in the weighted average yield of our portfolio. The size of our portfolio increased from an average of $9.0 billion at amortized cost for the year ended December 31, 2016 to an average of $11.4 billion at amortized cost for the comparable period in 2017, which was largely due to the investments acquired as part of the American Capital Acquisition. The weighted average yield of our total portfolio decreased from 9.0% for the year ended December 31, 2016 to 8.5% for the comparable period in 2017. The decline in the weighted average yield was primarily due to the declining yield of the SSLP Certificates up until the SSLP Liquidation Distribution and the effective termination of the SSLP, during the year ended December 31, 2017. The increase in capital structuring service fees for the year ended December 31, 2017 from the comparable period in 2016 was due to the increase in new investment commitments (excluding investments acquired from the American Capital Acquisition and investments acquired from the SSLP Loan Sale), which increased from $3.7 billion for year ended December 31, 2016 to $5.9 billion for the comparable period in 2017. This increase was partially offset by a decrease in weighted average capital structuring fees received on new investment commitments, which decreased from 2.7% for the year ended December 31, 2016 to 1.8% for the comparable period in 2017. This decline was primarily due to having a higher percentage of new investment commitments made to existing portfolio companies during the year ended December 31, 2017 as compared to the comparable period in 2016. Dividend income for the years ended December 31, 2017 and 2016 included dividends received from Ivy Hill Asset Management, L.P. (“IHAM”), a wholly owned portfolio company, totaling $40 million and $40 million, respectively. Also during the year ended December 31, 2017, we received $19 million in other non-recurring dividends from non-income producing equity securities compared to $20 million for the comparable period in 2016. The decrease in management and other fees for the year ended December 31, 2017 from the comparable period in 2016 was due to lower sourcing fees from the SSLP resulting from the continued decrease in the size of the SSLP portfolio and eventually the effective termination of the SSLP in July 2017. The increase in other income for the year ended December 31, 2017 from the comparable period in 2016 was primarily attributable to higher amendment fees and administrative agent fees.

The decrease in interest income from investments for the year ended December 31, 2016 from the comparable period in 2015 was primarily due to a decrease in the weighted average yield of our portfolio, partially offset by an increase in the average size of our portfolio. The weighted average yield of our portfolio decreased from 9.5% for the year ended December 31, 2015 to 9.0% for the comparable period in 2016, primarily driven by the decrease in the yield of the SSLP Certificates. The size of our portfolio increased from an average of $8.6 billion at amortized cost for the year ended December 31, 2015 to an average of $9.0 billion at amortized cost for the comparable period in 2016. The increase in capital structuring service fees for the year ended December 31, 2016 from the comparable period in 2015 was due to the increase in weighted average capital structuring fees received on new investment commitments, which increased from 2.5% for the year ended December 31, 2015 to 2.7% for the comparable period in 2016. Dividend income for the years ended December 31, 2016 and 2015 included dividends received from IHAM, totaling $40 million and $50 million, respectively. The dividends received from IHAM for the year ended December 31, 2015 included additional dividends of $10 million that were paid in addition to the quarterly dividends generally paid by IHAM. IHAM paid the additional dividends out of accumulated earnings that had previously been retained by IHAM. Also during the year ended December 31, 2016, we received $20 million in other non-recurring dividends from non-income producing equity securities compared to $9 million for the comparable period in 2015. The decrease in management and other fees for the year ended December 31, 2016 from the comparable period in 2015 was due to lower sourcing fees from the SSLP resulting from a decrease in the size of the SSLP portfolio.

Operating Expenses

	For the Years Ended December 31,
(in millions)	2017	2016	2015
Interest and credit facility fees	$225	$186	$227
Base management fees	171	137	134
Income based fees	134	123	121
Capital gains incentive fees	41	(5)	(27)
Administrative fees	12	14	14
Professional fees and other costs related to the American Capital Acquisition	45	15	—
Other general and administrative	32	27	30
Total operating expenses	$660	$497	$499
Waiver of income based fees	(30)	$—	$—
Total expenses, net of waiver of income based fees	$630	$497	$499

Interest and credit facility fees for the years ended December 31, 2017, 2016 and 2015, were comprised of the following:

	For the Years Ended December 31,
(in millions)	2017	2016	2015
Stated interest expense	$189	$161	$183
Facility fees	12	5	10
Amortization of debt issuance costs	18	14	17
Net accretion of discount on notes payable	6	6	17
Total interest and credit facility fees	$225	$186	$227

Stated interest expense for the year ended December 31, 2017 increased from the comparable period in 2016 primarily due to the increase in our average principal amount of debt outstanding. For the year ended December 31, 2017, our average debt outstanding increased to $4.6 billion as compared to $3.9 billion for the comparable period in 2016, which was largely a result of the American Capital Acquisition. The weighted average stated interest rate on our outstanding debt was 4.1% for both the year ended December 31, 2017 and for the comparable period in 2016. Facility fees for the year ended December 31, 2017 increased from the comparable period in 2016 primarily due to the increased commitments under our revolving facilities resulting in higher unused commitment fees. Amortization of debt issuance costs for the year ended December 31, 2017 increased from the comparable period in 2016 primarily due to the increase in debt issuance costs in connection with the amendments to the Revolving Credit Facility and Revolving Funding Facility.

Stated interest expense for the year ended December 31, 2016 decreased from the comparable period in 2015 primarily due to the decrease in our weighted average stated interest rate of our debt outstanding, partially offset by an increase in the average principal amount of debt outstanding. The weighted average stated interest rate on our outstanding debt was 4.1% for the year ended December 31, 2016 as compared to 5.0% for the comparable period in 2015 primarily as a result of the repayment upon maturity of certain higher cost of unsecured convertible notes and increased utilization of our lower cost revolving facilities. For the year ended December 31, 2016, our average principal debt outstanding increased to $3.9 billion as compared to $3.7 billion for the comparable period in 2015. Facility fees for the year ended December 31, 2016 decreased from the comparable period in 2015 primarily due to the increased utilization of our revolving facilities resulting in lower unused commitment fees. Amortization of debt issuance costs and net accretion of discount on notes payable for the year ended December 31, 2016 decreased from the comparable period in 2015 primarily due to the maturity of the $575 aggregate principal amount of unsecured convertible notes and the $230 aggregate principal amount of unsecured convertible notes.

The increase in base management fees for the year ended December 31, 2017 from the comparable period in 2016 was primarily due to the increase in the average size of the portfolio for the year ended December 31, 2017 (including the approximately $2.5 billion in investments acquired in the American Capital Acquisition) as compared to the year ended December 31, 2016. The increase in income based fees for the year ended December 31, 2017 from the comparable period in 2016 was primarily due to the pre-incentive fee net investment income, as defined in the investment advisory and management agreement, for the year ended December 31, 2017 being higher than in the comparable periods in 2016. As discussed earlier, the year ended December 31, 2017 also reflects the Fee Waiver of $30 million.

For the year ended December 31, 2017, the capital gains incentive fee expense calculated in accordance with U.S. generally accepted accounting principles (“GAAP”) was $41 million. For the years ended December 31, 2016 and 2015, the reduction in capital gains incentive fees calculated in accordance with GAAP was $5 million and $27 million, respectively. The capital gains incentive fee expense accrual for the year ended December 31, 2017 changed from the comparable period in 2016 primarily due to net gains on investments, foreign currency and other transactions and the extinguishment of debt during the year ended December 31, 2017 of $156 million compared to net losses of $20 million during the year ended December 31, 2016. The capital gains incentive fee expense accrual for the year ended December 31, 2017 included an $11 million accrual related to the American Capital Acquisition as a result of the fair value of the net assets acquired exceeding the fair value of the merger consideration paid by us. The capital gains incentive fee expense accrual for the year ended December 31, 2016 changed from the comparable period in 2015 primarily due to net losses on investments, foreign currency and other transactions and the extinguishment of debt during the year ended December 31, 2016 of $20 million compared to net losses of $129 million during the year ended December 31, 2015. The capital gains incentive fee accrued under GAAP includes an accrual related to unrealized capital appreciation, whereas the capital gains incentive fee actually payable under our investment advisory and management agreement does not. There can be no assurance that such unrealized capital appreciation will be realized in the future. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. As of December 31, 2017, 2016 and 2015, the total capital gains incentive fee accrual calculated in accordance with GAAP was $79 million, $38 million and $42 million, respectively. As of December 31, 2017 and 2016, there was no capital gains incentive fee actually payable under our investment advisory and management agreement. See Note 3 to our consolidated financial statements for the year ended December 31, 2017, for more information on the base management fees, income based fees and capital gains incentive fees.

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

For the years ended December 31, 2017 and 2016, the Company incurred $45 million and $15 million, respectively, in professional fees and other costs related to the American Capital Acquisition. For the year ended December 31, 2017, these costs included $4 million of expenses related to a long term incentive plan liability assumed in the American Capital Acquisition. See Note 13 to our consolidated financial statements for the year ended December 31, 2017 for a description of the assumed long term incentive plan liability. For the year ended December 31, 2017, these costs also included $18 million in one-time investment banking fees incurred in January 2017 upon the closing of the American Capital Acquisition.

Other general and administrative expenses includes professional fees, rent and related utilities, insurance, marketing costs, director’s fees and depreciation, among other costs.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. If we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax on estimated excess taxable income as such taxable income is earned. For the years ended December 31, 2017, 2016 and 2015, we recorded a net expense of $12 million, $12 million and $9 million, respectively, for U.S. federal excise tax. The net expense for the years ended December 31, 2017, 2016 and 2015 each included a net reduction in expense related to the recording of a requested refund resulting from the overpayment of the prior year’s excise tax of $1 million, $1 million and $1 million, respectively.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the years ended December 31, 2017, 2016 and 2015, we recorded a net tax expense of approximately $7 million, $9 million and $9 million, respectively, for these subsidiaries. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.

Net Realized Gains/Losses

The net realized gains from the sales, repayments or exits of investments during the years ended December 31, 2017, 2016 and 2015 were comprised of the following:

	For the Years Ended December 31,
(in millions)	2017		2016		2015
Sales, repayments or exits of investments(1)	$7,037	(2)	$3,749	(3)	$3,741
Net realized gains on investments:
Gross realized gains	281		$121		$125
Gross realized losses	(237)		(11)		(4)
Total net realized gains on investments	$44	(4)	$110		$121
_______________________________________________________________________________

(1)
Includes $134 million, $472 million and $538 million of investments sold to IHAM and certain vehicles managed by IHAM during the years ended December 31, 2017, 2016 and 2015, respectively. A net realized loss of $0 million was recorded on these transactions with IHAM during the year ended December 31, 2017. A net realized gain of $1 million and $1 million was recorded on these transactions with IHAM during the years ended December 31, 2016 and 2015, respectively. See Note 4 to our consolidated financial statements for the year ended December 31, 2017 for more detail on IHAM and its managed vehicles.

(2)	Includes the $1.5 billion of proceeds from the SSLP Liquidation Distribution discussed above.

(3)	Includes $474 million of investments sold to the SDLP in conjunction with the initial funding of the SDLP. No realized gains or losses were recorded on these transactions with the SDLP.

(4)	Includes approximately $85 million of net realized gains on investments acquired as part of the American Capital Acquisition.

The net realized gains on investments during the year ended December 31, 2017 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Bellotto Holdings Limited	$58
10th Street, LLC	34
Community Education Centers, Inc.	24
Tectum Holdings, Inc.	17
American Broadband Holding Company	15
NECCO Realty Investments LLC	13
GHX Ultimate Parent Corporation	11
Wilcon Holdings LLC	10
La Paloma Generating Company, LLC	(9)
Pegasus Community Energy, LLC	(9)
The Greeley Company, Inc. and HCP Acquisition Holdings, LLC	(12)
Senior Secured Loan Fund LLC	(18)
Competitor Group, Inc., Calera XVI, LLC and Champion Parent Corporation	(21)
Infilaw Holding, LLC	(140)
Other, net	71
Total, net	$44

During the year ended December 31, 2017, we recognized net realized losses on foreign currency transactions of $20 million. In addition, during the year ended December 31, 2017, we redeemed the entire $183 million aggregate principal amount outstanding of the unsecured notes that were scheduled to mature on October 1, 2022 (the “October 2022 Notes”). The October 2022 Notes were redeemed at par plus accrued and unpaid interest for a total redemption price of approximately $185 million, which resulted in a realized loss on the extinguishment of debt of $4 million.

The net realized gains on investments during the year ended December 31, 2016 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
The Step2 Company, LLC	$18
Napa Management Services Corporation	16
UL Holding Co., LLC	13
Physiotherapy Associates Holdings, Inc.	8
Q9 Holdings Inc.	(9)
Other, net	64
Total, net	$110

The net realized gains on investments during the year ended December 31, 2015 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Cast & Crew Payroll, LLC	$26
Tripwire, Inc.	14
TPP Holdings, LLC	11
Global Healthcare Exchange, LLC	8
Protective Industries, Inc.	8
Other, net	54
Total	$121

During the year ended December 31, 2015, we recognized net realized gains on foreign currency transactions of $6 million. In addition, during the year ended December 31, 2015, we redeemed the entire $144 million aggregate principal amount outstanding of the unsecured notes that were scheduled to mature on February 15, 2022 (the “February 2022 Notes”). The February 2022 Notes were redeemed at par plus accrued and unpaid interest for a total redemption price of approximately $145 million, which resulted in a realized loss on the extinguishment of debt of $4 million. Also during the year ended December 31, 2016, the $200 million aggregate principal amount of unsecured notes that were scheduled to mature on October 15, 2040 were redeemed at par plus accrued and unpaid interest for a total redemption price of approximately $201 million, which resulted in a realized loss on the extinguishment of debt of $6 million.
Net Unrealized Gains/Losses

We value our portfolio investments quarterly and the changes in value are recorded as unrealized gains or losses in our consolidated statement of operations. Net unrealized gains and losses for our portfolio for the years ended December 31, 2017, 2016 and 2015, were comprised of the following:

	For the Years Ended December 31,
(in millions)	2017	2016	2015
Unrealized appreciation	$331	$168	$116
Unrealized depreciation	(301)	(306)	(304)
Net unrealized (appreciation) depreciation reversed related to net realized gains or losses(1)	113	13	(60)
Total net unrealized gains (losses)	$143	$(125)	$(248)
_______________________________________________________________________________

(1)
The net unrealized (appreciation) depreciation reversed related to net realized gains or losses represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior period.

The changes in net unrealized appreciation and depreciation on investments during the year ended December 31, 2017 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Alcami Holdings, LLC	$167
Ivy Hill Asset Management, L.P.	13
Columbo MidCo Limited	13
CCS Intermediate Holdings, LLC	12
Imperial Capital Private Opportunities, LP	11
Ciena Capital LLC	11
Singer Sewing Company	(9)
Shock Doctor, Inc.	(9)
Indra Holdings Corp.	(15)
ADF Capital, Inc.	(16)
Instituto de Banca y Comercio, Inc.	(23)
New Trident Holdcorp, Inc.	(45)
Other, net	(80)
Total	$30

 During the year ended December 31, 2017, we also recognized net unrealized losses on foreign currency and other transactions of $7 million.

The changes in net unrealized appreciation and depreciation during the year ended December 31, 2016 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Senior Secured Loan Fund LLC	$26
UL Holding Co., LLC	20
Community Education Centers, Inc.	19
ADF Capital, Inc.	(9)
10th Street, LLC	(9)
Indra Holdings Corp.	(11)
CCS Intermediate Holdings, LLC	(22)
Instituto de Banca y Comercio, Inc.	(52)
Infilaw Holdings, LLC	(127)
Other, net	27
Total, net	$(138)

During the year ended December 31, 2016, we also recognized net unrealized losses on foreign currency and other transactions of $5 million.

The changes in net unrealized appreciation and depreciation on investments during the year ended December 31, 2015 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
OTG Management, LLC	$28
Ciena Capital LLC	11
Green Energy Partners	(8)
Primexx Energy Corporation	(8)
Nodality, Inc.	(9)
Competitor Group, Inc.	(9)
2329497 Ontario Inc.	(10)
Instituto de Banca y Comercio, Inc.	(14)
CCS Intermediate Holdings, LLC	(14)
Infilaw Holdings, LLC	(14)
Ivy Hill Asset Management, L.P.	(24)
Petroflow Energy Corporation	(26)
Senior Secured Loan Fund LLC	(77)
Other, net	(14)
Total	$(188)

During the year ended December 31, 2015, we also recognized net unrealized gains on foreign currency transactions of $2 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are generated primarily from the net proceeds of public offerings of equity and debt securities, advances from the Revolving Credit Facility, the Revolving Funding Facility and the SMBC Funding Facility (each as defined below, and together, the “Facilities”), net proceeds from the issuance of other securities, including unsecured notes and Small Business Administration (“SBA”)-guaranteed debentures (the “SBA Debentures”), as well as cash flows from operations.

As of December 31, 2017, we had $316 million in cash and cash equivalents and $4.9 billion in total aggregate principal amount of debt outstanding ($4.9 billion at carrying value). Subject to leverage, borrowing base and other restrictions, we had approximately $2.5 billion available for additional borrowings under the Facilities and the SBA Debentures as of December 31, 2017.

We may from time to time seek to retire or repurchase our common stock through cash purchases, as well as retire, cancel or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. Such purchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. The amounts involved may be material. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the Investment Company Act, is at least 200% after such borrowing. On June 21, 2016, we received exemptive relief from the SEC allowing us to modify our calculation of asset coverage requirements to exclude the SBA Debentures. This exemptive relief provides us with increased investment flexibility but also increases our risk related to leverage. As of December 31, 2017, our asset coverage was 242% (excluding the SBA Debentures).

Equity Capital Activities

As of December 31, 2017 and 2016, our total equity market capitalization was $6.7 billion and $5.2 billion, respectively. There were no sales of our equity securities during the years ended December 31, 2017, 2016 and 2015.

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

As of December 31, 2017, we had repurchased a total of 0.5 million shares of our common stock in the open market under the stock repurchase program since its inception in September 2015, at an average price of $13.92 per share, including commissions paid, leaving approximately $293 million available for additional repurchases under the program.

See "Recent Developments," as well as Note 18 to our consolidated financial statements for the year ended December 31, 2017 for a subsequent event relating to our stock repurchase program.

Debt Capital Activities

Our debt obligations consisted of the following as of December 31, 2017 and 2016:

	As of December 31,
	2017					2016
(in millions)	Total Aggregate Principal Amount Available/ Outstanding(1)		Principal Amount	Carrying Value		Total Aggregate Principal Amount Available/ Outstanding(1)	Principal Amount	Carrying Value
Revolving Credit Facility	$2,108	(2)	$395	$395		$1,265	$571	$571
Revolving Funding Facility	1,000		600	600		540	155	155
SMBC Funding Facility	400		60	60		400	105	105
SBA Debentures	50		—	—		75	25	24
2017 Convertible Notes			—	—	(3)	162	162	162	(4)
2018 Convertible Notes	270		270	270	(4)	270	270	267	(4)
2019 Convertible Notes	300		300	298	(4)	300	300	296	(4)
2022 Convertible Notes	388		388	368	(4)	—	—	—
2018 Notes	750		750	748	(5)	750	750	745	(5)
2020 Notes	600		600	597	(6)	600	600	596	(6)
January 2022 Notes	600		600	593	(7)	600	600	592	(7)
October 2022 Notes	—		—	—	(8)	183	183	179	(9)
2023 Notes	750		750	743	(10)	—	—	—
2047 Notes	230		230	182	(11)	230	230	182	(11)
Total	$7,446		$4,943	$4,854		$5,375	$3,951	$3,874
________________________________________

(1)	Subject to borrowing base, leverage and other restrictions. Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.

(2)	Provides for a feature that allows us, under certain circumstances, to increase the size of the Revolving Credit Facility (as defined below) to a maximum of $3.1 billion.

(3)	See below for more information on the repayment of the 2017 Convertible Notes (as defined below) at maturity.

(4)
Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes (as defined below). As of December 31, 2017, the total unamortized debt issuance costs and the unaccreted discount for the 2018 Convertible Notes, the 2019 Convertible Notes and the 2022 Convertible Notes (each as defined below) were $0 million, $2 million and $20 million, respectively. As of December 31, 2016, the total unamortized debt issuance costs and the unaccreted discount for the 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes (each as defined below) were $0 million, $3 million and $4 million, respectively.

(5)
Represents the aggregate principal amount outstanding of the 2018 Notes (as defined below) less unamortized debt issuance costs and plus the net unamortized premium that was recorded upon the issuances of the 2018 Notes. As of December 31, 2017 and 2016, the total unamortized debt issuance costs less the net unamortized premium were $2 million and $5 million, respectively.

(6)
Represents the aggregate principal amount outstanding of the 2020 Notes (as defined below) less unamortized debt issuance costs and the net unaccreted discount recorded upon the issuances of the 2020 Notes. As of December 31, 2017 and 2016, the total unamortized debt issuance costs and the net unaccreted discount were $3 million and $4 million, respectively.

(7)
Represents the aggregate principal amount outstanding of the January 2022 Notes (as defined below) less unamortized debt issuance costs and the net unaccreted discount recorded upon the issuances of the January 2022 Notes. As of December 31, 2017 and 2016, the total unamortized debt issuance costs and the net unaccreted discount were $7 million and $8 million, respectively.

(8)	See above for more information on the repayment of the October 2022 Notes.

(9)	Represents the aggregate principal amount outstanding of the October 2022 Notes less unamortized debt issuance costs. As of December 31, 2016, the total unamortized debt issuance costs was $4 million.

(10)
 Represents the aggregate principal amount outstanding of the 2023 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2023 Notes. As of December 31, 2017, the total unamortized debt issuance costs and the unaccreted discount was $7 million.

(11)
Represents the aggregate principal amount outstanding of the 2047 Notes (as defined below) less the unaccreted purchased discount recorded as part of the acquisition of Allied Capital in April 2010 (the “Allied Acquisition”). As of December 31, 2017 and 2016, the total unaccreted purchased discount was $48 million and $48 million, respectively.

The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount, of all our debt outstanding as of December 31, 2017 were 4.1% and 4.3 years, respectively, and as of December 31, 2016 were 4.2% and 4.8 years, respectively.

The ratio of total principal amount of debt outstanding to stockholders’ equity as of December 31, 2017 was 0.70:1.00 compared to 0.77:1.00 as of December 31, 2016.

Revolving Credit Facility

We are party to a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), that allows us to borrow up to $2.1 billion at any one time outstanding. The Revolving Credit Facility consists of a $395 million term loan tranche with a stated maturity date of January 4, 2022 and a $1.7 billion revolving tranche. For $1.6 billion of the revolving tranche, the end of the revolving period and the stated maturity date are January 4, 2021 and January 4, 2022, respectively. For $38 million of the revolving tranche, the end of the revolving period and the stated maturity date are May 4, 2020 and May 4, 2021, respectively. For the remaining $45 million of the revolving tranche, the end of the revolving period and the stated maturity date are May 4, 2019 and May 4, 2020, respectively. The Revolving Credit Facility also provides for a feature that allows us, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of $3.1 billion. The interest rate charged on the Revolving Credit Facility is based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility), in each case, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of December 31, 2017, the interest rate in effect was LIBOR plus 1.75%. We are also required to pay a letter of credit fee of either 2.00% or 2.25% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. Additionally, we are required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. As of December 31, 2017, there was $395 million outstanding under the Revolving Credit Facility and we were in compliance in all material respects with the terms of the Revolving Credit Facility.

Revolving Funding Facility

Our consolidated subsidiary, Ares Capital CP Funding LLC (“Ares Capital CP”) is party to a revolving funding facility (as amended, the “Revolving Funding Facility”), that allows Ares Capital CP to borrow up to $1 billion at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility are January 3, 2019 and January 3, 2022, respectively. As of December 31, 2017, the interest rate charged on the Revolving Funding Facility was based on LIBOR plus 2.15% per annum or a “base rate” (as defined in the agreements governing the Revolving Funding Facility) plus 1.15% per annum. Ares Capital CP is also required to pay a commitment fee of between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility. As of December 31, 2017, there was $600 million outstanding under the Revolving Funding Facility and we and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

SMBC Funding Facility

Our consolidated subsidiary, Ares Capital JB Funding LLC (“ACJB”), is party to a revolving funding facility (as amended, the “SMBC Funding Facility”) that allows ACJB to borrow up to $400 million at any one time outstanding. The SMBC Funding Facility is secured by all of the assets held by ACJB. As of December 31, 2017, the end of the reinvestment period and the stated maturity date for the SMBC Funding Facility were September 14, 2018 and September 14, 2023, respectively. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement. The interest rate charged on the SMBC Funding Facility is based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over a “base rate” (as defined in the agreements governing the SMBC Funding Facility), in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. As of December 31, 2017, the interest rate in effect was LIBOR plus 2.00%. Additionally, ACJB is required to pay a commitment fee of between 0.35% and 0.875% per annum depending on the size of the unused portion of the SMBC Funding Facility. As of December 31, 2017, there was $60 million outstanding under the SMBC Funding Facility and we and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

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

The license from the SBA allows AVF LP to obtain leverage by issuing SBA Debentures, subject to issuance of a capital commitment by the SBA and other customary procedures. Leverage through the SBA Debentures is subject to required capitalization thresholds. Current SBA regulations limit the amount that any SBIC may borrow to $150 million and the original amount committed to AVF LP by the SBA was $75 million. Any undrawn commitments expire on September 30, 2019. The SBA Debentures are non-recourse to us, have interest payable semi-annually, have a 10-year maturity and may be prepaid at any time without penalty. In September 2017, AVF LP fully repaid the $25 million of the aggregate principal amount of the SBA Debentures outstanding at the time, and as a result had $50 million of remaining commitments to AVF LP by the SBA. As of December 31, 2017, AVF LP was in compliance in all material respects with SBA regulatory requirements.

The interest rate for the SBA Debentures were fixed at the time the SBA Debentures and other applicable SBA-guaranteed debentures were pooled and sold to the public and were based on a spread over U.S. treasury notes with 10-year maturities. The pooling of newly issued SBA-guaranteed debentures occurred twice per year. The spread included an annual charge as determined by the SBA (the “Annual Charge”) as well as a market-driven component. Prior to the 10-year fixed interest rate being determined, the interim interest rate charged for the SBA Debentures was based on LIBOR plus an applicable spread of 0.30% and the Annual Charge. As of December 31, 2016, the weighted average fixed interest rate in effect for the SBA Debentures was 3.48%.

Convertible Unsecured Notes

We have issued $270 million aggregate principal amount of unsecured convertible notes that mature on January 15, 2018 (the “2018 Convertible Notes”), $300 million aggregate principal amount of unsecured convertible notes that mature on January 15, 2019 (the “2019 Convertible Notes”) and the $388 million aggregate principal amount of unsecured convertible notes that mature on February 1, 2022 (the “2022 Convertible Notes” and together with the 2018 Convertible Notes and the 2019 Convertible Notes, the “Convertible Unsecured Notes”). The Convertible Unsecured Notes mature upon their respective maturity dates unless previously converted or repurchased in accordance with their terms. We do not have the right to redeem the Convertible Unsecured Notes prior to maturity. The 2018 Convertible Notes, the 2019 Convertible Notes and the 2022 Convertible Notes bear interest at a rate of 4.75%, 4.375% and 3.75%, respectively, per year, payable semi-annually.

Certain key terms related to the convertible features for each of the Convertible Unsecured Notes as of December 31, 2017 are listed below.

	2018 Convertible Notes	2019 Convertible Notes	2022 Convertible Notes
Conversion premium	17.5%	15.0%	15.0%
Closing stock price at issuance	$16.91	$17.53	$16.86
Closing stock price date	October 3, 2012	July 15, 2013	January 23, 2017
Conversion price(1)	$19.64	$19.99	$19.39
Conversion rate (shares per one thousand dollar principal amount)(1)	50.9054	50.0292	51.5756
Conversion dates	July 15, 2017	July 15, 2018	August 1, 2021
________________________________________

(1)	Represents conversion price and conversion rate, as applicable, as of December 31, 2017, taking into account certain de minimis adjustments that will be made on the conversion date.

In certain circumstances, the Convertible Unsecured Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at their respective conversion rates (listed below as of December 31, 2017) subject to customary anti-dilution adjustments and the requirements of their respective indenture (the “Convertible Unsecured Notes Indentures”). To the extent the 2018 Convertible Notes are converted, we have elected to settle with a combination of cash and shares of our common stock. Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Unsecured Notes only under certain circumstances set forth in the respective Convertible Unsecured Notes Indenture. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Unsecured Notes at any time. In addition, if we engage in certain corporate events as described in their respective Convertible Unsecured Notes Indenture, holders of the Convertible Unsecured Notes may require us to repurchase for cash all or part of the Convertible Unsecured Notes at a repurchase price equal to 100% of the principal amount of the Convertible Unsecured Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

In March 2017, we repaid in full $162 million in aggregate principal amount of the unsecured convertible notes due in March 2017 (the “2017 Convertible Notes”) at par upon their maturity.

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

2023 Notes

We have issued $750 million in aggregate principal amount of unsecured notes, that mature on February 10, 2023 (the “2023 Notes”). The 2023 Notes bear interest at a rate of 3.500% per year, payable semi annually and all principal is due upon maturity. The 2023 Notes may be redeemed in whole or in part at any time at our option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indenture governing the 2023 Notes, and any accrued and unpaid interest.

2047 Notes

As part of the Allied Acquisition, we assumed $230 million aggregate principal amount of unsecured notes which bear interest at a rate of 6.875% and mature on April 15, 2047 (the “2047 Notes” and together with the 2018 Notes, the 2020 Notes, the January 2022 Notes and the 2023 Notes, the “Unsecured Notes”). The 2047 Notes require payment of interest quarterly, and all principal is due upon maturity. These notes are redeemable in whole or in part at any time or from time to time at our option, at a par redemption price of $25.00 per security plus accrued and unpaid interest.

See “Recent Developments,” as well as Note 18 to our consolidated financial statements for the year ended December 31, 2017 for a subsequent event relating to an additional issuance of unsecured notes.
As of December 31, 2017, we were in compliance in all material respects with the terms of the Convertible Unsecured Notes Indentures and the indentures governing the Unsecured Notes.

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

See Note 5 to our consolidated financial statements for the year ended December 31, 2017 for more information on our debt obligations.

CONTRACTUAL OBLIGATIONS

A summary of the maturities of our principal amounts of debt and other contractual payment obligations as of December 31, 2017 are as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years		After 5 years
Revolving Credit Facility	$395	$—	$—	$395		$—
Revolving Funding Facility	600	—	—	600	(1)	—
SMBC Funding Facility	60	—	—	—		60	(2)
2018 Convertible Notes	270	270	—	—		—
2019 Convertible Notes	300	—	300	—		—
2022 Convertible Notes	388			388		—
2018 Notes	750	750	—	—		—
2020 Notes	600	—	600	—
January 2022 Notes	600			600
2023 Notes	750					750
2047 Notes	230	—	—	—		230
Operating lease obligations(3)	$192	26	50	51		65
	$5,135	$1,046	$950	$2,034		$1,105

_______________________________________________________________________________

(1)
As of December 31, 2017, the end of the reinvestment period for the Revolving Funding Facility was January 3, 2019. Subsequent to the end of this reinvestment period and prior to the stated maturity date of January 3, 2022, any principal proceeds from sales and repayments of loan assets held by Ares Capital CP will be used to repay the aggregate principal amount outstanding.

(2)
As of December 31, 2017, the end of the reinvestment period for the SMBC Funding Facility was September 14, 2018. Subsequent to the end of this reinvestment period and prior to the stated maturity date of September 14, 2023, any principal proceeds from sales and repayments of loan assets held by ACJB will be used to repay the aggregate principal amount outstanding.

(3)
We are obligated under a number of operating leases and subleases to pay for office spaces with terms ranging from less than one year to more than 5 years. See Note 7 to our consolidated financial statements for the year ended December 31, 2017 for more information on our lease obligations.

OFF BALANCE SHEET ARRANGEMENTS

We have various commitments to fund investments in our portfolio, as described below.

As of December 31, 2017 and 2016, we had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) our discretion:

	As of December 31,
(in millions)	2017	2016
Total revolving and delayed draw loan commitments	$881	$411
Less: drawn commitments	(201)	(81)
Total undrawn commitments	680	330
Less: commitments substantially at our discretion	(11)	(12)
Less: unavailable commitments due to borrowing base or other covenant restrictions	—	—
Total net adjusted undrawn revolving and delayed draw loan commitments	$669	$318

Included within the total revolving and delayed draw loan commitments as of December 31, 2017 and 2016 were delayed draw loan commitments totaling $251 million and $92 million, respectively. Our commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels).

Also included within the total revolving and delayed draw loan commitments as of December 31, 2017 were commitments to issue up to $158 million in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2017, we had $29 million in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For all these letters of credit issued and outstanding, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $28 million expire in 2018 and $1 million expires in 2019. As of December 31, 2017, we recorded a liability of $7 million for certain letters of credit issued and outstanding and none of the other letters of credit issued and outstanding were recorded as a liability on our balance sheet as such other letters of credit are considered in the valuation of the investments in the portfolio company.

We also have commitments to co-invest in the SDLP for our portion of the SDLP’s commitments to fund delayed draw loans to certain portfolio companies of the SDLP. We previously had commitments to co invest in the SSLP for our portion of the SSLP’s commitments to fund delayed draw loans to certain portfolio companies of the SSLP. See “Senior Direct Lending Program” and “Senior Secured Loan Program” above and Note 4 to our consolidated financial statements for the year ended December 31, 2017 for more information.

As of December 31, 2017 and 2016, we were party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

	As of December 31,
(in millions)	2017	2016
Total private equity commitments	$111	$57
Less: funded private equity commitments	(62)	(17)
Total unfunded private equity commitments	49	40
Less: private equity commitments substantially our discretion	(48)	(39)
Total net adjusted unfunded private equity commitments	$1	$1

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

RECENT DEVELOPMENTS

In January 2018, we issued $600 million aggregate principal amount of unsecured notes that mature on March 1, 2025 (the “2025 Notes”). The 2025 Notes bear interest at a rate of 4.25% per year, payable semi‑annually on March 1 and September 1 of each year, commencing on September 1, 2018. The 2025 Notes may be redeemed in whole or in part at our option at any time at the redemption prices as determined pursuant to the indenture governing the 2025 Notes.

In January 2018, the SDLP’s total available capital was increased from $2.9 billion to $6.4 billion. In connection with this expansion, Varagon and its clients agreed to make capital available to the SDLP of up to approximately $5.0 billion and we agreed to make capital available to the SDLP of up to approximately $1.4 billion. We will continue to provide capital to the SDLP in the form of SDLP Certificates, and Varagon and its clients will provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. Investment of any unfunded amount must be approved by the investment committee of the SDLP consisting of representatives of ours and Varagon (with approval from a representative of each required).

In February 2018, our board of directors authorized an amendment to our $300 million stock repurchase program to extend the expiration date of the program from February 28, 2018 to February 28, 2019. Under the stock repurchase program, we may repurchase up to $300 million in the aggregate of our outstanding common stock in the open market at a price per share that meets certain thresholds below our net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors.

From January 1, 2018 through February 8, 2018, we made new investment commitments of approximately $938 million, of which $749 million were funded. Of these new commitments, 48% were in first lien senior secured loans, 21% were in other equity securities, 18% were in senior subordinated loans, 7% were in second lien senior secured loans and 6% were in investments in the SDLP Certificates to make co-investments with Varagon and its clients in floating rate first lien senior secured loans through the SDLP. Of the approximately $938 million of new investment commitments, 68% were floating rate, 11% fixed rate and 21% were non-interest bearing. The weighted average yield of debt and other income producing securities funded during the period at amortized cost was 9.6%. We may seek to sell all or a portion of these new investment commitments, although there can be no assurance that we will be able to do so.

From January 1, 2018 through February 8, 2018, we exited approximately $871 million of investment commitments, including $166 million of investment commitments acquired in the American Capital Acquisition. Of the total investment commitments exited, 60% were first lien senior secured loans, 33% were second lien senior secured loans, 3% were senior subordinated loans, 3% were investments in the SDLP Certificates and 1% was other equity securities. Of the approximately $871 million of exited investment commitments, 99% were floating rate and 1% was non-interest bearing. The weighted average yield of debt and other income producing securities exited or repaid during the period at amortized cost was 8.5% and the weighted average yield on total investments exited or repaid during the period at amortized cost was 8.3%. On the approximately $871 million of investment commitments exited from January 1, 2018 through February 8, 2018, we recognized total net realized gains of approximately $3 million.

In addition, as of February 8, 2018, we had an investment backlog and pipeline of approximately $505 million and $240 million, respectively. Investment backlog includes transactions approved by our investment adviser’s investment committee and/or for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore we believe are likely to close. Investment pipeline includes transactions where due diligence and analysis are in process, but no formal mandate, letter of intent or signed commitment have been issued. The consummation of any of the investments in this backlog and pipeline depends upon, among other things, one or more of the following: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. In addition, we may sell all or a portion of these investments and certain of these investments may result in the repayment of existing investments. We cannot assure you that we will make any of these investments or that we will sell all or any portion of these investments.

CRITICAL ACCOUNTING POLICIES

See Note 2 to our consolidated financial statements for the year ended December 31, 2017, which describes our critical accounting policies.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2016‑02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Leases (Topic 840). Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases. The guidance requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The amendments in ASU No. 2016‑02 are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. While we are currently evaluating the impact of ASU No. 2016-02, we expect an increase to the consolidated balance sheets for the lease assets and associated lease liabilities for our lease agreements previously accounted for as operating leases.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio.

Interest Rate Risk

Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. See “Risk Factors—Risks Relating to Our Business—We are exposed to risks associated with changes in interest rates.”

As of December 31, 2017, 81% of the investments at fair value in our portfolio bore interest at variable rates, 8% bore interest at fixed rates, 10% were non-interest earning and 1% were on non-accrual status. Additionally, for the variable rate investments, 94% of these investments contained interest rate floors (representing 76% of total investments at fair value). Also, as of December 31, 2017, all the loans made through the SDLP contained interest rate floors. The Facilities all bear interest at variable rates with no interest rate floors, while the SBA Debentures, the Unsecured Notes and the Convertible Unsecured Notes bear interest at fixed rates.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio investments. In addition, there can be no assurance that we will be able to effectively hedge our interest rate risk. See “Risk Factors—Risks Relating to Our Investments—We may expose ourselves to risks if we engage in hedging transactions.”

In December 2017, in connection with the $395 million term loan tranche of our Revolving Credit Facility, we entered into a three-year interest rate swap agreement for a total notional amount of $395 million. Under the interest rate swap agreement, we will pay a fixed interest rate of 2.06% and receive a floating rate based on the prevailing one-month LIBOR. See Note 5 to our consolidated financial statements for the year ended December 31, 2017 for more information on the Revolving Credit Facility and see Note 6 to our consolidated financial statements for the year ended December 31, 2017 for more information on the interest rate swap.

Based on our December 31, 2017, balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure and reflecting the effect of our interest rate swap agreement discussed in the paragraph above:

(in millions) Basis Point Change	Interest Income	Interest Expense(1)	Net Income(2)
Up 300 basis points	$289	$20	$269
Up 200 basis points	$192	$13	$179
Up 100 basis points	$96	$7	$89
Down 100 basis points	$(44)	$(7)	$(37)
Down 200 basis points	$(37)	$(10)	$(27)
Down 300 basis points	$(38)	$(10)	$(28)
________________________________________

(1)	Includes the impact of the interest rate swap (discussed above) as a result of changes in interest rates.

(2)	Excludes the impact of income based fees. See Note 3 to our consolidated financial statements for the year ended December 31, 2017 for more information on the income based fees.

The above sensitivity analysis does not include our collateralized loan obligation (“CLO”) equity investments. CLO equity investments are levered structures that are collateralized primarily with first lien floating rate loans that may have LIBOR floors and are levered primarily with floating rate debt that does not have a LIBOR floor.  The residual cash flows available to the equity holders of the CLOs will decline as interest rates increase until interest rates surpass the LIBOR floors on the floating rate loans.  However, the revenue recognized on our CLO equity investments is calculated using the effective interest method which incorporates a forward LIBOR curve in the projected cash flows.  Any change to interest rates that is not in-line with the forward LIBOR curve used in the projections, in either the timing or magnitude of the change, will cause actual distributions to differ from the current projections and will impact the related revenue recognized from these investments.

Based on our December 31, 2016, balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$205	$25	$180
Up 200 basis points	$136	$17	$119
Up 100 basis points	$67	$9	$58
Down 100 basis points	$9	$(6)	$15

Down 200 basis points	$8	$(6)	$14
Down 300 basis points	$8	$(6)	$14
_______________________________________________________________________________

(1)	Excludes the impact of income based fees. See Note 3 to our consolidated financial statements for the year ended December 31, 2017 for more information on the income based fees.

Item 8.    Financial Statements and Supplementary Data

See the Index to Consolidated Financial Statements.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.    We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of December 31, 2017, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

(b)    Management’s Report on Internal Control over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our consolidated financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2017. The Company's independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of the Company's internal control over financial reporting.

(c)    Attestation Report of the Registered Public Accounting Firm.    Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting which is set forth under the heading “Report of Independent Registered Public Accounting Firm” on page F-2.

(d)    Changes in Internal Control over Financial Reporting.    There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2018 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2018 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2018 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2018 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2018 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.

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

3.	Exhibits.

Number	Document
3.1	Articles of Amendment and Restatement, as amended(1)
3.2	Second Amended and Restated Bylaws, as amended(2)
4.1	Form of Stock Certificate(3)
4.2	Form of Subscription Certificate(4)
4.3	Indenture, dated June 16, 2006, between Allied Capital Corporation and The Bank of New York, as trustee(5)
4.4	Form of Note under the Indenture, dated June 16, 2006, between Allied Capital Corporation and The Bank of New York, as trustee(6)
4.5	Third Supplemental Indenture, dated as of March 28, 2007, between Allied Capital Corporation and The Bank of New York, as trustee(6)
4.6	Form of 6.875% Notes due 2047(6)
4.7	Fourth Supplemental Indenture, dated as of April 1, 2010, among Ares Capital Corporation, Allied Capital Corporation and The Bank of New York Mellon, as trustee(7)
4.8	Indenture, dated as of October 21, 2010, between Ares Capital Corporation and U.S. Bank National Association, as trustee(8)
4.9	Fourth Supplemental Indenture, dated as of November 19, 2013, relating to the 4.875% Senior Notes due 2018, between Ares Capital Corporation and U.S. Bank National Association, as trustee(9)
4.10	Form of 4.875% Senior Notes due 2018(9)
4.11	Fifth Supplemental Indenture, dated as of November 21, 2014, relating to the 3.875% Notes due 2020, between Ares Capital Corporation and U.S. Bank National Association, as trustee (10)
4.12	Form of 3.875% Notes due 2020 (10)
4.13	Sixth Supplemental Indenture, dated as of September 9, 2016, relating to the 3.625% Notes due 2022, between Ares Capital Corporation and U.S. Bank National Association, as trustee(11)
4.14	Form of 3.625% Notes due 2022(11)
4.15	Seventh Supplemental Indenture, dated as of August 10, 2017, relating to the 3.500% Notes due 2023, between Ares Capital Corporation and U.S. Bank National Association, as trustee(12)
4.16	Form of 3.500% Notes due 2023(12)
4.17	Eighth Supplemental Indenture, dated as of January 11, 2018, relating to the 4.250% Notes due 2025, between Ares Capital Corporation and U.S. Bank National Association, as trustee(13)
4.18	Form of 4.250% Notes due 2025(13)
4.19	Indenture, dated as of October 10, 2012, between Ares Capital Corporation and U.S. Bank National Association, as trustee(14)
4.20	Form of 4.75% Convertible Senior Notes due 2018(14)
4.21	Indenture, dated as of July 19, 2013, between Ares Capital Corporation and U.S. Bank National Association, as trustee(15)
4.22	Form of 4.375% Convertible Senior Notes due 2019(15)
4.23	Indenture, dated as of January 27, 2017, between Ares Capital Corporation and U.S. Bank National Association, as trustee(16)
4.24	Form of 3.75% Convertible Senior Notes due 2022(16)

Number	Document
10.1	Dividend Reinvestment Plan of Ares Capital Corporation(17)
10.2	Restated Investment Advisory and Management Agreement, dated as of June 6, 2011, between Ares Capital Corporation and Ares Capital Management LLC(18)
10.3	Amended and Restated Administration Agreement, dated as of June 1, 2007, between Ares Capital Corporation and Ares Operations LLC(19)
10.4	Amended and Restated Custodian Agreement, dated as of May 15, 2009, between Ares Capital Corporation and U.S. Bank National Association(20)
10.5	Amendment No. 1, dated as of December 19, 2014, to the Amended and Restated Custodian Agreement dated as of May 15, 2009, by and among Ares Capital Corporation and U.S. Bank National Association(21)
10.6	Trademark License Agreement between Ares Capital Corporation and Ares Management LLC(22)
10.7	Form of Indemnification Agreement between Ares Capital Corporation and directors and certain officers(23)
10.8	Form of Indemnification Agreement between Ares Capital Corporation and members of Ares Capital Management LLC investment committee(23)
10.9	Amended and Restated Purchase and Sale Agreement, dated as of January 22, 2010, among Ares Capital Corporation, as seller, and Ares Capital CP Funding Holdings LLC, as purchaser(24)
10.10	Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated as of June 7, 2012, among Ares Capital Corporation, as seller, and Ares Capital CP Funding Holdings LLC, as purchaser(25)
10.11	Second Tier Purchase and Sale Agreement, dated as of January 22, 2010, among Ares Capital CP Funding Holdings LLC, as seller, and Ares Capital CP Funding LLC, as purchaser(24)
10.12	Amendment No. 1 to Second Tier Purchase and Sale Agreement, dated as of June 7, 2012, among Ares Capital CP Funding Holdings LLC, as seller, and Ares Capital CP Funding LLC, as purchaser(25)
10.13
Amended and Restated Sale and Servicing Agreement, dated as of January 22, 2010, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer, Wachovia Bank, National Association, as note purchaser, U.S. Bank National Association, as trustee and collateral custodian, and Wells Fargo Securities, LLC, as agent(24)

10.14
Amendment No. 1 to the Amended and Restated Sale and Servicing Agreement, dated as of May 6, 2010, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer, Wells Fargo Bank, National Association, as successor by merger to Wachovia Bank as note purchaser, U.S. Bank, National Association, as trustee and collateral custodian, and Wells Fargo Securities LLC, as agent(26)

10.15
Amendment No. 2 to the Amended and Restated Sale and Servicing Agreement, dated as of January 18, 2011, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer, Wells Fargo Bank, National Association, as successor by merger to Wachovia Bank as note purchaser, U.S. Bank National Association, as trustee and collateral custodian, and Wells Fargo Securities, LLC, as agent(27)

10.16
Amendment No. 3 to the Amended and Restated Sale and Servicing Agreement, dated as of October 13, 2011, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and as transferor, Wells Fargo Bank, National Association (as successor by merger to Wachovia Bank, National Association), as note purchaser, U.S. Bank National Association, as trustee, collateral custodian and bank and Wells Fargo Securities, LLC, as agent(28)

10.17
Amendment No. 4 to the Amended and Restated Sale and Servicing Agreement, dated as of January 18, 2012, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Wells Fargo Bank, National Association (as successor by merger to Wachovia Bank, National Association), as note purchaser, Wells Fargo Securities, LLC, as agent, and U.S. Bank National Association, as collateral custodian, trustee and bank(29)

10.18
Amendment No. 5 to the Amended and Restated Sale and Servicing Agreement, dated as of June 7, 2012, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Wells Fargo Bank, National Association (as successor by merger to Wachovia Bank, National Association), as note purchaser, Wells Fargo Securities, LLC, as agent, and U.S. Bank National Association, as collateral custodian, trustee and bank(25)

10.19
Amendment No. 6 to Loan and Servicing Agreement, dated as of January 25, 2013, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Wells Fargo Securities, LLC, as agent, Wells Fargo Bank, National Association, as swingline lender, and the other lenders party thereto (30)

10.20
Omnibus Amendment, dated as of May 14, 2014, among Ares Capital CP Funding LLC, Ares Capital CP Funding Holdings LLC, Ares Capital Corporation, Wells Fargo Bank, National Association, as swingline lender and as a lender, Wells Fargo Securities, LLC, as agent, and U.S. Bank National Association, as trustee, bank and collateral custodian (amending the Loan and Servicing Agreement, dated as of January 22, 2010, the Amended and Restated Purchase and Sale Agreement, dated as of January 22, 2010, and the Second Tier Purchase and Sale Agreement, dated as of January 22, 2010)(31)

Number	Document
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
10.25
Omnibus Amendment No. 1, dated as of September 14, 2012, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012, and the Purchase and Sale Agreement, dated as of January 20, 2012)(34)

10.26
Omnibus Amendment No. 2, dated as of December 20, 2013, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012, and the Purchase and Sale Agreement, dated as of January 20, 2012)(35)

10.27
Omnibus Amendment No. 3, dated as of June 20, 2015, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012, and the Purchase and Sale Agreement, dated as of January 20, 2012)(36)

10.28
Omnibus Amendment No. 4, dated as of August 24, 2017, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012)(37)

10.29	Transaction Support and Fee Waiver Agreement, dated May 23, 2016, between Ares Capital Corporation and Ares Capital Management LLC(38)
10.30	Form of Underwriting Agreement for Equity Securities(39)
10.31	Form of Underwriting Agreement for Debt Securities(39)
10.32	Form of Equity Distribution Agreement(39)
11.1	Statement of Computation of Per Share Earnings(40)
21.1	Subsidiaries of Ares Capital Corporation*
31.1	Certification by President pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
________________________________________

*	Filed herewith
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K (File No. 814-00663), for the year ended December 31, 2016, filed on February 22, 2017.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10‑Q (File No. 814‑00663) for the quarter ended June 30, 2010, filed on August 5, 2010.
(3)
Incorporated by reference to Exhibit (d) to the Company’s pre‑effective Amendment No. 2 to the Registration Statement under the Securities Act of 1933, as amended, on Form N‑2 (File No. 333‑114656), filed on September 28, 2004.

(4)
Incorporated by reference to Exhibit (d)(4) to the Company’s pre effective Amendment No. 2 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-149139), filed on April 9, 2008.

(5)	Incorporated by reference to Exhibit d.2 to Allied Capital’s Registration Statement under the Securities Act of 1933, as amended, on Form N‑2/A (File No. 333‑133755), filed on June 21, 2006.

(6)
Incorporated by reference to Exhibits d.8 and d.9, as applicable, to Allied Capital’s post‑effective Amendment No. 3 to the Registration Statement under the Securities Act of 1933, as amended, on Form N‑2/A (File No. 333‑133755), filed on March 28, 2007.

(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on April 7, 2010.
(8)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8‑K (File No. 814‑00663), filed on October 22, 2010.
(9)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8‑K (File No. 814‑00663), filed on November 19, 2013.
(10)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8‑K (File No. 814‑00663), filed on November 21, 2014.
(11)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on September 19, 2016.
(12)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Registrant’s Form 8-K (File No. 814-00663), filed on August 10, 2017.
(13)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Registrant’s Form 8-K (File No. 814-00663), filed on January 11, 2018.
(14)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8‑K (File No. 814‑00663), filed on October 10, 2012.
(15)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8‑K (File No. 814‑00663), filed on July 19, 2013.
(16)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8‑K (File No. 814‑00663), filed on January 27, 2017.
(17)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on February 27, 2012.
(18)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on June 8, 2011.
(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10‑Q (File No. 814‑00663) for the quarter ended June 30, 2007, filed on August 9, 2007.
(20)
Incorporated by reference to Exhibit (j) to the Company’s pre‑effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N‑2 (File No. 333‑158211), filed on May 28, 2009.

(21)	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10‑K (File No. 814‑00663) for the year ended December 31, 2014, filed on February 26, 2015.
(22)
Incorporated by reference to Exhibit 99(K)(3) to the Company’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-114656), filed on September 17, 2004.

(23)
Incorporated by reference to Exhibits (k)(3) and (k)(4), as applicable, to the Company’s Registration Statement under the Securities Act of 1933, as amended, on Form N‑2 (File No. 333‑188175), filed on April 26, 2013.

(24)	Incorporated by reference to Exhibits 10.2 through 10.4, as applicable, to the Company’s Form 8‑K (File No. 814‑00663), filed on January 25, 2010.
(25)	Incorporated by reference to Exhibits 10.1 through 10.3, as applicable, to the Company’s Form 8‑K (File No. 814‑0663), filed on June 8, 2012.
(26)	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10‑Q (File No. 814‑00663) for the quarter ended March 30, 2010, filed on May 10, 2010.
(27)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on January 19, 2011.
(28)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on October 14, 2011.
(29)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on January 19, 2012.
(30)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on January 28, 2013.
(31)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on May 15, 2014.
(32)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on January 4, 2017.
(33)	Incorporated by reference to Exhibit 10.1 and 10.2, as applicable, to the Company’s Form 8‑K (File No. 814‑00663), filed on January 24, 2012.

(34)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on September 17, 2012.
(35)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on December 23, 2013.
(36)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on July 1, 2015.
(37)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on August 28, 2017.
(38)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 814-00663), filed on May 26, 2016.
(39)
Incorporated by reference to Exhibits (h)(1), (h)(2) and (h)(3), as applicable, to the Company’s pre-effective Amendment No. 2 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-212142), filed on July 31, 2017.

(40)	Included in Note 10 to the Company’s Notes to Consolidated Financial Statements filed herewith.

Item 16.    Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm
To the stockholders and board of directors
Ares Capital Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ares Capital Corporation and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 13, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with auditing standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of investments as of December 31, 2017, by correspondence with custodians, portfolio companies or agents. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2004.
Los Angeles, California
February 13, 2018

Report of Independent Registered Public Accounting Firm
The stockholders and board of directors
Ares Capital Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Ares Capital Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, including the consolidated schedules of investments, as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the years in the three-year period ended December 31, 2017 and the related notes (collectively, the consolidated financial statements), and our report dated February 13, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Los Angeles, California
February 13, 2018

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions, except per share data)

	As of December 31,
	2017	2016
ASSETS
Investments at fair value
Non-controlled/non-affiliate company investments	$10,010	$5,940
Non-controlled affiliate company investments	216	185
Controlled affiliate company investments	1,615	2,695
Total investments at fair value (amortized cost of $11,905 and $9,034, respectively)	11,841	8,820
Cash and cash equivalents	316	223
Interest receivable	93	112
Receivable for open trades	1	29
Other assets	96	61
Total assets	$12,347	$9,245
LIABILITIES
Debt	$4,854	$3,874
Base management fees payable	44	34
Income based fees payable	27	32
Capital gains incentive fees payable	79	38
Accounts payable and other liabilities	181	58
Interest and facility fees payable	64	44
Total liabilities	5,249	4,080
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share, 600 and 500 common shares authorized, respectively; 426 and 314 common shares issued and outstanding, respectively	—	—
Capital in excess of par value	7,192	5,292
Accumulated undistributed (overdistributed) net investment income	(81)	37
Accumulated undistributed net realized gains on investments, foreign currency transactions, extinguishment of debt and other assets	72	57
Net unrealized losses on investments, foreign currency and other transactions	(85)	(221)
Total stockholders’ equity	7,098	5,165
Total liabilities and stockholders’ equity	$12,347	$9,245
NET ASSETS PER SHARE	$16.65	$16.45

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)

	For the Years Ended December 31,
	2017	2016	2015
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest income from investments	$753	$549	$508
Capital structuring service fees	95	90	70
Dividend income	26	35	19
Other income	19	14	13
Total investment income from non-controlled/non-affiliate company investments	893	688	610
From non-controlled affiliate company investments:
Interest income from investments	17	16	14
Capital structuring service fees	—	1	3
Dividend income	1	—	4
Total investment income from non-controlled affiliate company investments	18	17	21
From controlled affiliate company investments:
Interest income from investments	181	241	295
Capital structuring service fees	10	8	22
Dividend income	49	40	51
Management and other fees	6	16	24
Other income	3	2	2
Total investment income from controlled affiliate company investments	249	307	394
Total investment income	1,160	1,012	1,025
EXPENSES:
Interest and credit facility fees	225	186	227
Base management fees	171	137	134
Income based fees	134	123	121
Capital gain incentive fees	41	(5)	(27)
Administrative fees	12	14	14
Professional fees and other costs related to the American Capital Acquisition	45	15	—
Other general and administrative	32	27	30
Total expenses	660	497	499
Waiver of income based fees	(30)	—	—
Total expenses, net of waiver of income based fees	630	497	499
NET INVESTMENT INCOME BEFORE INCOME TAXES	530	515	526
Income tax expense, including excise tax	19	21	18
NET INVESTMENT INCOME	511	494	508
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS, FOREIGN CURRENCY AND OTHER TRANSACTIONS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	(56)	66	95
Non-controlled affiliate company investments	—	14	26
Controlled affiliate company investments	100	30	—
Foreign currency transactions	(20)	—	6
Net realized gains	24	110	127
Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	(42)	(179)	(149)
Non-controlled affiliate company investments	(2)	14	(8)
Controlled affiliate company investments	187	40	(91)
Foreign currency and other transactions	(7)	(5)	2
Net unrealized gains (losses)	136	(130)	(246)
Net realized and unrealized gains (losses) on investments, foreign currency and other transactions	160	(20)	(119)
REALIZED LOSSES ON EXTINGUISHMENT OF DEBT	(4)	—	(10)
NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$667	$474	$379
BASIC AND DILUTED EARNINGS PER COMMON SHARE (see Note 10)	$1.57	$1.51	$1.20
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING (see Note 10)	425	314	314
See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Healthcare Services
Absolute Dental Management LLC and ADM Equity, LLC	Dental services provider	First lien senior secured loan ($18.8 par due 1/2022)	11.08% (Libor + 9.39%/Q)	1/5/2016	$18.8	$17.6	(2)(17)
		First lien senior secured loan ($5.0 par due 1/2022)	11.08% (Libor + 9.39%/Q)	1/5/2016	5.0	4.7	(4)(17)
		Class A preferred units (4,000,000 units)		1/5/2016	4.0	0.9	(2)
		Class A common units (4,000,000 units)		1/5/2016	—	—	(2)
					27.8	23.2
Acessa Health Inc. (fka HALT Medical, Inc.)	Medical supply provider	Common stock (569,823 shares)		6/22/2017	0.1	—
ADCS Billings Intermediate Holdings, LLC (21)	Dermatology practice	First lien senior secured revolving loan	—	5/18/2016	—	—	(19)
ADG, LLC and RC IV GEDC Investor LLC (21)	Dental services provider	First lien senior secured revolving loan ($1.0 par due 9/2022)	6.14% (Libor + 4.75%/Q)	9/28/2016	1.0	1.0	(2)(17)
		First lien senior secured revolving loan ($1.4 par due 9/2022)	6.24% (Libor + 4.75%/Q)	9/28/2016	1.4	1.3	(2)(17)
		First lien senior secured revolving loan ($8.5 par due 9/2022)	6.32% (Libor + 4.75%/Q)	9/28/2016	8.5	8.3	(2)(17)
		First lien senior secured revolving loan ($0.6 par due 9/2022)	8.25% (Base Rate + 3.75%/Q)	9/28/2016	0.6	0.6	(2)(17)
		Second lien senior secured loan ($87.5 par due 3/2024)	10.57% (Libor + 9.00%/Q)	9/28/2016	87.5	81.4	(2)(17)
		Membership units (3,000,000 units)		9/28/2016	3.0	1.9	(2)
					102.0	94.5
Alcami Holdings, LLC (8)(21)	Outsourced drug development services provider	First lien senior secured revolving loan ($2.0 par due 10/2019)	6.89% (Libor + 5.50%/Q)	1/3/2017	2.0	2.0	(2)(17)
		First lien senior secured revolving loan ($15.9 par due 10/2019)	6.96% (Libor + 5.50%/Q)	1/3/2017	15.9	15.9	(2)(17)
		First lien senior secured revolving loan ($7.7 par due 10/2019)	7.06% (Libor + 5.50%/Q)	1/3/2017	7.7	7.7	(2)(17)
		First lien senior secured loan ($10.0 par due 10/2020)	7.07% (Libor + 5.50%/Q)	1/3/2017	10.0	10.0	(2)(17)
		First lien senior secured loan ($95.7 par due 10/2020)	7.07% (Libor + 5.50%/Q)	1/3/2017	95.7	95.7	(3)(17)
		First lien senior secured loan ($0.2 par due 10/2020)	11.00% (Base Rate + 6.50%/Q)	1/3/2017	0.2	0.2	(3)(17)
		Senior subordinated loan ($30.0 par due 10/2020)	11.75%	1/3/2017	30.0	30.0	(2)
		Senior subordinated loan ($30.0 par due 10/2020)	12.00%	1/3/2017	30.0	30.0	(2)
		Senior subordinated loan ($25.0 par due 10/2020)	12.25%	1/3/2017	25.0	25.0	(2)
		Senior subordinated loan ($36.1 par due 10/2020)	14.75% PIK	1/3/2017	36.1	36.1	(2)
		Senior subordinated loan ($36.6 par due 10/2020)	15.25% PIK	1/3/2017	22.8	36.6	(2)
		Series R preferred membership units (30,000 units)		1/3/2017	—	54.1
		Series R-2 preferred membership units (54,936 units)		1/3/2017	—	99.0
					275.4	442.3
Alegeus Technologies Holdings Corp.	Benefits administration and transaction processing provider	Preferred stock (2,997 shares)		12/13/2013	3.1	2.8
		Common stock (3 shares)		12/13/2013	—	—
					3.1	2.8
Alteon Health, LLC	Provider of physician management services	First lien senior secured loan ($3.5 par due 9/2022)	7.00% (Libor + 5.50%/Q)	5/15/2017	3.5	3.3	(2)(17)

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
American Academy Holdings, LLC (21)	Provider of education, training, certification, networking, and consulting services to medical coders and other healthcare professionals	First lien senior secured revolving loan ($0.9 par due 12/2022)	9.75% (Base Rate + 5.25%/Q)	12/15/2017	0.9	0.9	(2)(17)
		First lien senior secured loan ($0.5 par due 12/2022)	7.84% (Libor + 6.25%/Q)	12/15/2017	0.5	0.5	(2)(17)
		First lien senior secured loan ($199.8 par due 12/2022)	8.01% (Libor + 6.25%/Q)	12/15/2017	199.8	197.8	(2)(17)
		Senior subordinated loan ($75.0 par due 6/2023)	15.76% (Libor + 14.00%/Q)	12/15/2017	75.0	73.5	(2)(17)
					276.2	272.7
Argon Medical Devices, Inc.	Manufacturer and marketer of single-use specialty medical devices	Second lien senior secured loan ($9.0 par due 6/2022)	11.07% (Libor + 9.50%/Q)	12/23/2015	8.8	9.0	(2)(17)
AwarePoint Corporation	Healthcare technology platform developer	First lien senior secured loan ($8.1 par due 12/2019)	13.98% (Libor + 12.50%/M)	9/5/2014	8.0	6.5	(2)(15)(17)
		Warrant to purchase up to 3,213,367 shares of Series 1 preferred stock (expires 9/2024)		11/14/2014	—	0.4	(2)
					8.0	6.9
Bambino CI Inc. (21)	Manufacturer and provider of single-use obstetrics products	First lien senior secured revolving loan ($1.1 par due 10/2022)	7.49% (Libor + 6.00%/Q)	10/17/2017	1.1	1.1	(2)(17)
		First lien senior secured loan ($43.7 par due 10/2023)	7.49% (Libor + 6.00%/Q)	10/17/2017	43.7	43.3	(2)(17)
					44.8	44.4
CCS Intermediate Holdings, LLC and CCS Group Holdings, LLC (21)	Correctional facility healthcare operator	First lien senior secured revolving loan ($4.5 par due 7/2019)	5.69% (Libor + 4.00%/Q)	7/23/2014	4.5	4.1	(2)(17)(20)
		First lien senior secured loan ($6.5 par due 7/2021)	5.69% (Libor + 4.00%/Q)	7/23/2014	6.5	5.9	(2)(17)
		Second lien senior secured loan ($135.0 par due 7/2022)	9.86% (Libor + 8.38%/Q)	7/23/2014	134.2	112.0	(2)(17)
		Class A units (1,000,000 units)		8/19/2010	—	0.9	(2)
					145.2	122.9
Correctional Medical Group Companies, Inc.	Correctional facility healthcare operator	First lien senior secured loan ($48.8 par due 9/2021)	9.62% (Libor + 8.62%/Q)	9/29/2015	48.8	48.8	(3)(17)
		First lien senior secured loan ($3.1 par due 9/2021)	9.62% (Libor + 8.62%/Q)	9/29/2015	3.1	3.1	(2)(17)
					51.9	51.9
CSHM LLC (8)	Dental services provider	Class A membership units (1,979 units)		1/3/2017	—	—
D4C Dental Brands HoldCo, Inc. and Bambino Group Holdings, LLC (21)	Dental services provider	Class A preferred units (1,000,000 units)		12/21/2016	1.0	1.1	(2)
DCA Investment Holding, LLC (21)	Multi-branded dental practice management	First lien senior secured revolving loan	—	7/2/2015	—	—	(19)
		First lien senior secured loan ($18.7 par due 7/2021)	6.94% (Libor + 5.25%/Q)	7/2/2015	18.6	18.4	(4)(17)
					18.6	18.4
Drayer Physical Therapy Institute LLC	Outpatient physical therapy provider	First lien senior secured loan ($12.3 par due 7/2018)	10.50% (Base Rate + 6.00%/Q)	7/26/2017	12.3	12.3	(2)(17)
		First lien senior secured loan ($114.6 par due 7/2018)	10.50% (Base Rate + 6.00%/Q)	7/26/2017	114.6	114.6	(2)(17)
					126.9	126.9
Emerus Holdings, Inc. (21)	Freestanding 24-hour emergency care micro-hospitals operator	First lien senior secured revolving loan ($0.3 par due 9/2020)	8.00% (Base Rate + 3.50%/Q)	3/14/2017	0.3	0.3	(2)(17)
		First lien senior secured loan ($2.3 par due 9/2021)	6.07% (Libor + 4.50%/Q)	3/14/2017	2.0	2.1	(2)(17)
					2.3	2.4

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
GHX Ultimate Parent Corporation, Commerce Parent, Inc. and Commerce Topco, LLC	On-demand supply chain automation solutions provider to the healthcare industry	Second lien senior secured loan ($103.7 par due 6/2025)	9.69% (Libor + 8.00%/Q)	6/30/2017	102.8	103.7	(2)(17)
		Series A perpetual preferred stock (110,425 shares)	12.44% PIK (Libor + 10.75%/Q)	6/30/2017	117.4	117.4	(2)(17)
		Class A units (14,013,303 units)		6/30/2017	14.0	16.9	(2)
					234.2	238.0
Greenphire, Inc. and RMCF III CIV XXIX, L.P	Software provider for clinical trial management	Limited partnership interest (99.90% interest)		12/19/2014	1.0	2.4	(2)
Heartland Dental, LLC	Detanl services provider	Second lien senior secured loan ($27.8 par due 7/2024)	9.75% (Libor + 8.50%/Q)	7/31/2017	27.4	27.8	(2)(17)
Hygiena Borrower LLC (21)	Adenosine triphosphate testing technology provider	Second lien senior secured loan ($10.0 par due 8/2023)	10.69% (Libor + 9.00%/Q)	8/26/2016	10.0	10.0	(2)(17)
		Second lien senior secured loan ($10.7 par due 8/2023)	10.69% (Libor + 9.00%/Q)	2/27/2017	10.7	10.7	(2)(17)
					20.7	20.7
Intermedix Corporation	Revenue cycle management provider to the emergency healthcare industry	First lien senior secured loan ($72.3 par due 12/2019)	6.16% (Libor + 4.75%/Q)	7/26/2017	72.3	70.8	(2)(17)
		First lien senior secured loan ($35.2 par due 12/2019)	6.16% (Libor + 4.75%/Q)	7/26/2017	35.2	34.5	(3)(17)
		First lien senior secured loan ($9.3 par due 12/2019)	6.16% (Libor + 4.75%/Q)	7/26/2017	9.3	9.1	(4)(17)
		First lien senior secured loan ($80.8 par due 12/2019)	6.35% (Libor + 4.75%/Q)	7/26/2017	80.8	79.2	(2)(17)
		First lien senior secured loan ($39.3 par due 12/2019)	6.35% (Libor + 4.75%/Q)	7/26/2017	39.3	38.5	(3)(17)
		First lien senior secured loan ($10.4 par due 12/2019)	6.35% (Libor + 4.75%/Q)	7/26/2017	10.4	10.2	(4)(17)
		Second lien senior secured loan ($112.0 par due 6/2020)	9.94% (Libor + 8.25%/Q)	12/27/2012	112.0	107.5	(2)(17)
					359.3	349.8
JDC Healthcare Management, LLC (21)	Dental services provider	First lien senior secured revolving loan ($1.5 par due 4/2022)	7.82% (Libor + 6.25%/Q)	4/10/2017	1.5	1.5	(2)(17)
		First lien senior secured loan ($9.9 par due 4/2023)	7.82% (Libor + 6.25%/Q)	4/10/2017	9.9	9.7	(2)(17)
		First lien senior secured loan ($19.9 par due 4/2023)	7.82% (Libor + 6.25%/Q)	4/10/2017	19.9	19.5	(4)(17)
					31.3	30.7
KBHS Acquisition, LLC (d/b/a Alita Care, LLC) (21)	Provider of behavioral health services	First lien senior secured revolving loan ($0.2 par due 3/2022)	6.43% (Libor + 5.00%/Q)	3/17/2017	0.2	0.2	(2)(17)
		First lien senior secured revolving loan ($0.1 par due 3/2022)	6.46% (Libor + 5.00%/Q)	3/17/2017	0.1	0.1	(2)(17)
		First lien senior secured revolving loan ($0.2 par due 3/2022)	6.50% (Libor + 5.00%/Q)	3/17/2017	0.2	0.2	(2)(17)
		First lien senior secured revolving loan ($0.2 par due 3/2022)	6.56% (Libor + 5.00%/Q)	3/17/2017	0.2	0.2	(2)(17)
		First lien senior secured revolving loan ($0.8 par due 3/2022)	6.57% (Libor + 5.00%/Q)	3/17/2017	0.8	0.8	(2)(17)
		First lien senior secured revolving loan ($0.3 par due 3/2022)	8.50% (Base Rate + 4.00%/Q)	3/17/2017	0.3	0.3	(2)(17)
					1.8	1.8
Key Surgical LLC (21)	Provider of sterile processing, operating room and instrument care supplies for hospitals	First lien senior secured revolving loan ($0.9 par due 6/2022)	6.35% (Libor + 4.75%/Q)	6/1/2017	0.9	0.9	(2)(17)

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($18.0 par due 6/2023)	5.75% (EURIBOR + 4.75%/Q)	6/1/2017	16.9	18.0	(2)(17)
		First lien senior secured loan ($4.4 par due 6/2023)	6.23% (Libor + 4.75%/Q)	6/1/2017	4.3	4.4	(4)(17)
					22.1	23.3
MB2 Dental Solutions, LLC (21)	Dental services provider	First lien senior secured revolving loan ($1.3 par due 9/2023)	8.25% (Base Rate + 3.75%/Q)	9/29/2017	1.3	1.3	(2)(17)
		First lien senior secured loan ($4.7 par due 9/2023)	6.44% (Libor + 4.75%/Q)	9/29/2017	4.7	4.7	(2)(17)
					6.0	6.0
MCH Holdings, Inc. and MC Acquisition Holdings I, LLC	Healthcare professional provider	First lien senior secured loan ($65.3 par due 1/2020)	6.96% (Libor + 5.50%/Q)	7/26/2017	65.3	64.6	(2)(17)
		First lien senior secured loan ($79.0 par due 1/2020)	7.07% (Libor + 5.50%/Q)	7/26/2017	79.0	78.3	(2)(17)
		First lien senior secured loan ($9.0 par due 1/2020)	6.96% (Libor + 5.50%/Q)	7/26/2017	9.0	9.0	(4)(17)
		First lien senior secured loan ($11.0 par due 1/2020)	7.07% (Libor + 5.50%/Q)	7/26/2017	11.0	10.8	(4)(17)
		Class A units (1,438,643 shares)		1/17/2014	1.5	1.0	(2)
					165.8	163.7
MW Dental Holding Corp. (21)	Dental services provider	First lien senior secured revolving loan ($9.7 par due 4/2018)	9.19% (Libor + 7.50%/Q)	4/12/2011	9.7	9.7	(2)(17)
		First lien senior secured loan ($44.4 par due 4/2018)	9.19% (Libor + 7.50%/Q)	4/12/2011	44.4	44.4	(2)(17)
		First lien senior secured loan ($46.8 par due 4/2018)	9.19% (Libor + 7.50%/Q)	4/12/2011	46.8	46.8	(3)(17)
		First lien senior secured loan ($19.3 par due 4/2018)	9.19% (Libor + 7.50%/Q)	4/12/2011	19.3	19.3	(4)(17)
					120.2	120.2
My Health Direct, Inc.	Healthcare scheduling exchange software solution provider	Warrant to purchase up to 4,548 shares of Series D preferred stock (expires 9/2024)		9/18/2014	—	—	(2)
New Trident Holdcorp, Inc. and Trident Holding Company, LLC	Outsourced mobile diagnostic healthcare service provider	First lien senior secured loan ($19.9 par due 7/2019)	7.44% (Libor + 5.75%/Q)	8/1/2013	15.9	16.0	(2)(17)
		Second lien senior secured loan ($80.0 par due 7/2020)	—	8/1/2013	79.3	44.2	(2)(14)(16)
		Senior subordinated loan ($8.9 par due 7/2020)	—	11/29/2017	8.8	—	(2)(16)
					104.0	60.2
NMSC Holdings, Inc. and ASP NAPA Holdings, LLC	Anesthesia management services provider	Second lien senior secured loan ($72.8 par due 10/2023)	11.69% (Libor + 10.00%/Q)	4/19/2016	72.8	67.0	(2)(17)
		Class A units (25,277 units)		4/19/2016	2.5	1.3	(2)
					75.3	68.3
Nodality, Inc.	Biotechnology company	First lien senior secured loan ($2.3 par due 8/2016)	—	11/12/2015	2.1	—	(2)(16)
		First lien senior secured loan ($10.9 par due 8/2016)	—	4/25/2014	9.7	—	(2)(16)
		Warrant to purchase up to 3,736,255 shares of common stock (expires 3/2026)		5/1/2016	—	—	(2)
					11.8	—
nThrive, Inc. (fka Precyse Acquisition Corp.)	Provider of healthcare information management technology and services	Second lien senior secured loan ($10.0 par due 4/2023)	11.32% (Libor + 9.75%/Q)	4/20/2016	9.7	10.0	(2)(17)
OmniSYS Acquisition Corporation, OmniSYS, LLC, and OSYS Holdings, LLC (21)	Provider of technology-enabled solutions to pharmacies	First lien senior secured loan ($5.9 par due 11/2018)	9.19% (Libor + 7.50%/Q)	11/21/2013	5.9	5.9	(4)(17)
		Limited liability company membership interest (1.57%)		11/21/2013	1.0	0.8	(2)
					6.9	6.7

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Pathway Partners Vet Management Company LLC (21)	Owner and operator of veterinary hospitals	First lien senior secured loan ($0.3 par due 10/2024)	6.07% (Libor + 4.50%/Q)	10/4/2017	0.3	0.3	(2)(17)
		First lien senior secured loan ($6.0 par due 10/2024)	6.07% (Libor + 4.50%/Q)	10/4/2017	6.0	6.0	(2)(17)
					6.3	6.3
Patterson Medical Supply, Inc.	Distributor of rehabilitation supplies and equipment	Second lien senior secured loan ($78.0 par due 8/2023)	9.98% (Libor + 8.50%/Q)	9/2/2015	76.4	72.5	(2)(17)
PhyMED Management LLC	Provider of anesthesia services	Second lien senior secured loan ($47.2 par due 5/2021)	10.21% (Libor + 8.75%/Q)	12/18/2015	46.8	45.3	(2)(17)
Practice Insight, LLC (21)	Revenue cycle management provider to the emergency healthcare industry	First lien senior secured revolving loan ($0.6 par due 8/2022)	8.50% (Base Rate + 4.00%/Q)	8/23/2017	0.6	0.6	(2)(17)
		First lien senior secured loan ($12.7 par due 8/2022)	6.48% (Libor + 5.00%/Q)	8/23/2017	12.7	12.7	(2)(17)
					13.3	13.3
Respicardia, Inc.	Developer of implantable therapies to improve cardiovascular health	Warrant to purchase up to 99,094 shares of Series C preferred stock (expires 6/2022)		6/28/2012	—	—	(2)
Sarnova HC, LLC, Tri-Anim Health Services, Inc., and BEMS Holdings, LLC	Distributor of emergency medical service and respiratory products	Second lien senior secured loan ($54.0 par due 7/2022)	11.07% (Libor + 9.50%/Q)	1/29/2016	54.0	54.0	(2)(17)
TerSera Therapeutics LLC	Acquirer and developer of specialty therapeutic pharmaceutical products	First lien senior secured loan ($5.3 par due 3/2023)	6.94% (Libor + 5.25%/Q)	5/3/2017	5.2	5.3	(4)(17)
Transaction Data Systems, Inc.	Pharmacy management software provider	Second lien senior secured loan ($35.3 par due 6/2022)	10.35% (Libor + 9.00%/Q)	6/15/2015	35.3	35.3	(2)(17)
		Second lien senior secured loan ($3.8 par due 6/2022)	10.35% (Libor + 9.00%/Q)	12/19/2017	3.8	3.8	(2)(17)
					39.1	39.1
U.S. Anesthesia Partners, Inc.	Anesthesiology service provider	Second lien senior secured loan ($71.8 par due 6/2025)	8.82% (Libor + 7.25%/Q)	6/16/2017	70.8	71.8	(2)(17)
Urgent Cares of America Holdings I, LLC and FastMed Holdings I, LLC (21)	Operator of urgent care clinics	Preferred units (7,696,613 units)		6/11/2015	7.7	0.5
		Series A common units (2,000,000 units)		6/11/2015	2.0	—
		Series C common units (5,288,427 units)		6/11/2015	—	—
					9.7	0.5
VistaPharm, Inc. and Vertice Pharma UK Parent Limited (21)	Manufacturer and distributor of generic pharmaceutical products	First lien senior secured loan ($7.8 par due 12/2021)	7.86% (Libor + 6.00%/Q)	11/6/2017	7.8	7.7	(2)(17)
		Preferred shares (40,662 shares)		12/21/2015	0.3	0.5	(9)
					8.1	8.2
					2,622.8	2,668.6		37.60%
Business Services
Accruent, LLC, Accruent Holding, LLC and Athena Parent, Inc. (21)	Real estate and facilities management software provider	First lien senior secured revolving loan ($0.7 par due 7/2023)	6.36% (Libor + 4.75%/Q)	7/28/2017	0.7	0.7	(2)(17)
		Second lien senior secured loan ($13.2 par due 7/2024)	10.13% (Libor + 8.75%/Q)	7/28/2017	13.2	13.2	(2)(17)
		Second lien senior secured loan ($0.5 par due 7/2024)	10.36% (Libor + 8.75%/Q)	7/28/2017	0.5	0.5	(2)(17)
		Second lien senior secured loan ($2.6 par due 7/2024)	10.16% (Libor + 8.75%/Q)	7/28/2017	2.6	2.6	(2)(17)
		Second lien senior secured loan ($58.4 par due 7/2024)	10.13% (Libor + 8.75%/Q)	7/28/2017	58.4	58.4	(2)(17)
		Senior subordinated loan ($21.2 par due 7/2025)	11.50% PIK	7/28/2017	21.2	20.4	(2)
		Senior subordinated loan ($75.7 par due 7/2025)	11.50% PIK	7/28/2017	75.7	72.8	(2)
		Common stock (3,464 shares)		5/16/2016	3.6	2.7	(2)

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Warrant to purchase up to 11,380 shares of common stock (expires 7/2037)		7/28/2017	—	3.3	(2)
					175.9	174.6
Achilles Acquisition LLC (21)	Benefits broker and outsourced workflow automation platform provider for brokers	First lien senior secured loan ($3.0 par due 6/2023)	7.69% (Libor + 6.00%/Q)	6/6/2017	3.0	3.0	(2)(17)
		First lien senior secured loan ($10.2 par due 6/2023)	7.69% (Libor + 6.00%/Q)	6/6/2017	10.2	10.2	(4)(17)
					13.2	13.2
Acrisure, LLC, Acrisure Investors FO, LLC and Acrisure Investors SO, LLC	Retail insurance advisor and brokerage	Membership interests (10,793,504 units)		11/18/2016	10.8	10.8	(2)
		Membership interests (2,698,376 units)		11/18/2016	2.7	2.7	(2)
					13.5	13.5
BeyondTrust Software, Inc.	Management software solutions provider	First lien senior secured loan ($46.2 par due 11/2023)	7.89% (Libor + 6.25%/Q)	11/21/2017	45.5	45.7	(3)(17)
Brandtone Holdings Limited (9)	Mobile communications and marketing services provider	First lien senior secured loan ($4.7 par due 11/2018)	—	5/11/2015	4.5	—	(2)(16)
		First lien senior secured loan ($3.1 par due 2/2019)	—	5/11/2015	2.9	—	(2)(16)
		Warrant to purchase up to 184,003 units of convertible preferred shares (expires 8/2026)		5/11/2015	—	—	(2)
					7.4	—
CallMiner, Inc.	Provider of cloud-based conversational analytics solutions	Warrant to purchase up to 2,350,636 shares of Series 1 preferred stock (expires 7/2024)		7/23/2014	—	—	(2)
Chesapeake Research Review, LLC and Schulman Associates Institutional Review Board, Inc. (21)	Provider of central institutional review boards over clinical trials	First lien senior secured revolving loan ($0.6 par due 11/2023)	7.14% (Libor + 5.75%/Q)	11/7/2017	0.6	0.6	(2)(17)
		First lien senior secured loan ($30.8 par due 11/2023)	7.14% (Libor + 5.75%/Q)	11/7/2017	30.8	30.5	(2)(17)
					31.4	31.1
Clearwater Analytics, LLC (21)	Provider of integrated cloud-based investment portfolio management, accounting, reporting and analytics software	First lien senior secured revolving loan ($0.4 par due 9/2022)	9.00% (Libor + 7.50%/Q)	9/1/2016	0.4	0.4	(2)(17)
CMW Parent LLC (fka Black Arrow, Inc.)	Multiplatform media firm	Series A units (32 units)		9/11/2015	—	—	(2)
Columbo Midco Limited, Columbo Bidco Limited and Columbo Topco Limited (8)(9)	Compliance, accounting and tax consulting services provider	Preferred stock (34,028,135 shares)		1/3/2017	2.3	9.9
		Preferred stock (17,653,253 shares)		1/3/2017	21.6	26.0
		Preferred stock (3,232,666 shares)		1/3/2017	4.0	4.7
					27.9	40.6
Command Alkon Incorporated (21)	Software solutions provider to the ready-mix concrete industry	First lien senior secured revolving loan ($1.5 par due 9/2022)	8.50% (Base Rate + 4.00%/Q)	9/1/2017	1.5	1.5	(2)(17)(20)
		First lien senior secured loan ($25.6 par due 9/2023)	6.48% (Libor + 5.00%/Q)	9/1/2017	25.6	25.3	(2)(17)
		Second lien senior secured loan ($33.8 par due 3/2024)	10.48% (Libor + 9.00%/Q)	9/1/2017	33.8	33.4	(2)(17)
					60.9	60.2
Compusearch Software Systems, Inc.	Provider of enterprise software and services for organizations in the public sector	Second lien senior secured loan ($51.0 par due 11/2021)	10.16% (Libor + 8.75%/Q)	1/3/2017	51.0	51.0	(2)(17)
Compuware Parent, LLC	Web and mobile cloud performance testing and monitoring services provider	Class A-1 common stock (4,132 units)		12/15/2014	2.2	2.2	(2)

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Class B-1 common stock (4,132 units)		12/15/2014	0.4	0.4	(2)
		Class C-1 common stock (4,132 units)		12/15/2014	0.3	0.3	(2)
		Class A-2 common stock (4,132 units)		12/15/2014	—	—	(2)
		Class B-2 common stock (4,132 units)		12/15/2014	—	—	(2)
		Class C-2 common stock (4,132 units)		12/15/2014	—	—	(2)
					2.9	2.9
Convergint Technologies LLC	Integrated services provider for security, fire and life safety	Second lien senior secured loan ($25.0 par due 12/2020)	10.27% (Libor + 8.50%/Q)	12/18/2017	25.0	25.0	(2)(17)
		Second lien senior secured loan ($3.0 par due 12/2020)	10.12% (Libor + 8.50%/Q)	1/3/2017	3.0	3.0	(2)(17)
		Second lien senior secured loan ($6.0 par due 12/2020)	9.98% (Libor + 8.50%/Q)	1/3/2017	6.0	6.0	(2)(17)
		Second lien senior secured loan ($14.0 par due 12/2020)	10.00% (Libor + 8.50%/Q)	1/3/2017	14.0	14.0	(2)(17)
		Second lien senior secured loan ($8.0 par due 12/2020)	10.27% (Libor + 8.50%/Q)	1/3/2017	8.0	8.0	(2)(17)
		Second lien senior secured loan ($8.0 par due 12/2020)	9.45% (Libor + 8.00%/Q)	1/3/2017	8.0	8.0	(2)(17)
		Second lien senior secured loan ($11.0 par due 12/2020)	9.50% (Libor + 8.00%/Q)	1/3/2017	11.0	11.0	(2)(17)
		Second lien senior secured loan ($75.0 par due 12/2020)	9.61% (Libor + 8.00%/Q)	1/3/2017	75.0	75.0	(2)(17)
					150.0	150.0
Directworks, Inc. and Co-Exprise Holdings, Inc.	Provider of cloud-based software solutions for direct materials sourcing and supplier management for manufacturers	First lien senior secured loan ($1.8 par due 4/2018)	—	12/19/2014	1.3	0.2	(2)(16)
		Warrant to purchase up to 1,875,000 shares of Series 1 preferred stock (expires 12/2024)		12/19/2014	—	—	(2)
					1.3	0.2
DRB Holdings, LLC (21)	Provider of integrated technology solutions to car wash operators	First lien senior secured loan ($36.7 par due 10/2023)	7.10% (Libor + 5.75%/Q)	10/6/2017	36.7	36.3	(2)(17)
DTI Holdco, Inc. and OPE DTI Holdings, Inc. (21)	Provider of legal process outsourcing and managed services	First lien senior secured loan ($4.1 par due 10/2023)	6.63% (Libor + 5.25%/Q)	9/23/2016	4.1	4.1	(4)(17)
		Class A common stock (7,500 shares)		8/19/2014	7.5	6.9	(2)
		Class B common stock (7,500 shares)		8/19/2014	—	—	(2)
					11.6	11.0
Emergency Communications Network, LLC (21)	Provider of mission critical emergency mass notification solutions	First lien senior secured loan ($37.9 par due 6/2023)	7.82% (Libor + 6.25%/Q)	6/1/2017	37.7	37.5	(2)(17)
		First lien senior secured loan ($19.9 par due 6/2023)	7.82% (Libor + 6.25%/Q)	6/1/2017	19.8	19.8	(4)(17)
					57.5	57.3
EN Engineering, L.L.C. (21)	National utility services firm providing engineering and consulting services to natural gas, electric power and other energy and industrial end markets	First lien senior secured revolving loan	—	6/30/2015	—	—	(19)
Entertainment Partners, LLC and Entertainment Partners Canada Inc. (21)	Provider of entertainment workforce and production management solutions	First lien senior secured loan ($7.9 par due 5/2022)	6.85% (Libor + 5.50%/Q)	5/8/2017	7.3	7.9	(2)(9)(17)

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($4.2 par due 5/2023)	7.15% (Libor + 5.75%/Q)	5/8/2017	4.2	4.1	(2)(17)
		First lien senior secured loan ($26.1 par due 5/2023)	7.15% (Libor + 5.75%/Q)	5/8/2017	26.1	25.8	(3)(17)
		First lien senior secured loan ($3.6 par due 5/2023)	7.44% (Libor + 5.75%/Q)	5/8/2017	3.6	3.6	(2)(17)
		First lien senior secured loan ($22.5 par due 5/2023)	7.44% (Libor + 5.75%/Q)	5/8/2017	22.5	22.2	(3)(17)
		First lien senior secured loan ($4.2 par due 5/2023)	7.34% (Libor + 5.75%/Q)	5/8/2017	4.2	4.1	(2)(17)
		First lien senior secured loan ($26.1 par due 5/2023)	7.34% (Libor + 5.75%/Q)	5/8/2017	26.1	25.8	(3)(17)
					94.0	93.5
First Insight, Inc.	Software company providing merchandising and pricing solutions to companies worldwide	Warrant to purchase up to 122,827 units of Series C preferred stock (expires 3/2024)		3/20/2014	—	—	(2)
Flexera Software LLC	Provider of software and software applications that manages application usage, compliance and security risk	Second lien senior secured loan ($5.0 par due 4/2021)	8.57% (Libor + 7.00%/Q)	1/3/2017	4.8	5.0	(2)(17)
Foundation Risk Partners, Corp. (21)	Full service independent insurance agency	First lien senior secured loan ($23.5 par due 11/2023)	6.16% (Libor + 4.75%/Q)	11/10/2017	23.5	23.3	(3)(17)
		Second lien senior secured loan ($27.5 par due 11/2024)	9.91% (Libor + 8.50%/Q)	11/10/2017	27.5	27.2	(2)(17)
					51.0	50.5
Graphpad Software, LLC (21)	Provider of data analysis, statistics, and visualization software solutions for scientific research applications	First lien senior secured revolving loan ($0.6 par due 12/2023)	7.66% (Libor + 6.00%/Q)	12/21/2017	0.6	0.6	(2)(17)
		First lien senior secured loan ($8.8 par due 12/2023)	7.66% (Libor + 6.00%/Q)	12/21/2017	8.8	8.7	(2)(17)
					9.4	9.3
GTCR-Ultra Acquisition, Inc. and GTCR-Ultra Holdings, LLC (21)	Provider of payment processing and merchant acquiring solutions	First lien senior secured loan ($8.9 par due 8/2024)	7.37% (Libor + 6.00%/Q)	8/1/2017	8.9	8.9	(4)(17)
		Class A-2 units (911 units)		8/1/2017	0.9	1.0	(2)
		Class B units (2,878,372 units)		8/1/2017	—	—	(2)
					9.8	9.9
HAI Acquisition Corporation and Aloha Topco, LLC (21)	Professional employer organization provider of human resources, compliance and risk management services	First lien senior secured revolving loan ($4.7 par due 11/2023)	7.38% (Libor + 6.00%/Q)	11/1/2017	4.7	4.7	(2)(17)
		First lien senior secured loan ($81.4 par due 11/2024)	9.50% (Base Rate + 5.00%/Q)	11/1/2017	81.4	80.6	(2)(17)
		Class A units (16,980 units)		11/1/2017	1.7	1.7	(2)
					87.8	87.0
IfByPhone Inc.	Voice-based marketing automation software provider	Warrant to purchase up to 124,300 shares of Series C preferred stock (expires 10/2022)		10/15/2012	0.1	0.1	(2)
Implementation Management Assistance, LLC (21)	Revenue cycle consulting firm to the healthcare industry	First lien senior secured loan ($8.0 par due 12/2023)	5.46% (Libor + 4.00%/Q)	12/13/2017	8.0	7.9	(2)(17)
Infogix, Inc. and Infogix Parent Corporation	Enterprise data analytics and integrity software solutions provider	First lien senior secured loan ($51.6 par due 12/2021)	8.44% (Libor + 6.75%/Q)	1/3/2017	51.6	51.6	(2)(12)(17)
		First lien senior secured loan ($34.9 par due 12/2021)	8.44% (Libor + 6.75%/Q)	1/3/2017	34.9	34.9	(3)(12)(17)
		Series A preferred stock (2,475 shares)		1/3/2017	2.5	2.9

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Common stock (1,297,768 shares)		1/3/2017	—	0.3
					89.0	89.7
Inmar, Inc.	Technology-driven solutions provider for retailers, wholesalers and manufacturers	Second lien senior secured loan ($28.3 par due 5/2025)	9.42% (Libor + 8.00%/Q)	4/25/2017	27.9	28.3	(2)(17)
InterVision Systems, LLC and InterVision Holdings, LLC	Provider of cloud based IT solutions, infrastructure and services	First lien senior secured loan ($24.7 par due 5/2022)	9.79% (Libor + 7.95%/Q)	5/31/2017	24.7	24.7	(2)(17)
		First lien senior secured loan ($10.0 par due 5/2022)	9.79% (Libor + 7.95%/Q)	5/31/2017	10.0	10.0	(4)(17)
		Class A membership units (1,000 units)		5/31/2017	1.0	1.4
					35.7	36.1
iParadigms Holdings, LLC	Anti-plagiarism software provider to the education market	Second lien senior secured loan ($37.5 par due 7/2022)	8.94% (Libor + 7.25%/Q)	1/3/2017	36.8	36.7	(2)(17)
iPipeline, Inc., Internet Pipeline, Inc., iPipeline Limited and iPipeline Holdings, Inc. (21)	Provider of SaaS-based software solutions to the insurance and financial services industry	First lien senior secured loan ($7.5 par due 8/2022)	7.74% (Libor + 6.25%/Q)	6/15/2017	7.4	7.5	(2)(17)
		First lien senior secured loan ($9.1 par due 8/2022)	7.74% (Libor + 6.25%/Q)	9/15/2017	9.1	9.1	(2)(17)
		First lien senior secured loan ($46.4 par due 8/2022)	8.60% (Libor + 7.25%/Q)	8/4/2015	46.4	46.4	(3)(17)
		First lien senior secured loan ($14.7 par due 8/2022)	8.60% (Libor + 7.25%/Q)	8/4/2015	14.7	14.7	(4)(17)
		First lien senior secured loan ($12.2 par due 8/2022)	8.07% (Libor + 6.50%/Q)	12/18/2017	12.0	12.2	(2)(9)(17)
		Preferred stock (1,100 shares)		8/4/2015	1.1	3.5	(2)
		Common stock (668,781 shares)		8/4/2015	—	—	(2)
					90.7	93.4
IQMS	Provider of enterprise resource planning and manufacturing execution software for small and midsized manufacturers	First lien senior secured loan ($4.0 par due 3/2022)	9.82% (Libor + 8.25%/Q)	3/28/2017	4.0	4.0	(2)(17)
		First lien senior secured loan ($18.8 par due 3/2022)	9.82% (Libor + 8.25%/Q)	3/28/2017	18.8	18.8	(3)(17)
		First lien senior secured loan ($15.0 par due 3/2022)	9.82% (Libor + 8.25%/Q)	3/28/2017	15.0	15.0	(4)(17)
					37.8	37.8
Iron Bow Technologies, LLC	Provider and value added reseller of information technology products and solutions	Second lien senior secured loan ($10.0 par due 2/2021)	13.11% (Libor + 10.00% Cash, 1.75% PIK/Q)	1/3/2017	10.0	10.0	(2)(17)
IronPlanet, Inc.	Online auction platform provider for used heavy equipment	Warrant to purchase to up to 133,333 shares of Series C preferred stock (expires 9/2023)		9/23/2013	0.2	0.4	(2)
LLSC Holdings Corporation (dba Lawrence Merchandising Services) (8)	Marketing services provider	Series A preferred stock (9,000 shares)		1/3/2017	19.2	18.2
		Common stock (1,000 shares)		1/3/2017	—	—
					19.2	18.2
Miles 33 (Finance) Limited (8)(9)	Software provider to the regional media industry and magazines	First lien senior secured loan ($0.4 par due 9/2018)	7.00% (EURIBOR + 3.50% Cash, 3.00% PIK/Q)	1/3/2017	0.3	0.4
		First lien senior secured loan ($4.1 par due 9/2018)	7.00% (EURIBOR + 3.50% Cash, 3.00% PIK/Q)	1/3/2017	3.7	4.1
		Senior subordinated loan ($17.4 par due 9/2021)	5.00% (EURIBOR + 4.50%/Q)	1/3/2017	9.9	13.4
		Preferred stock (19,500,000 shares)		1/3/2017	—	—

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Preferred stock (900,000 shares)		1/3/2017	—	—
		Common stock (600,000 shares)		1/3/2017	—	—
					13.9	17.9
Ministry Brands, LLC and MB Parent HoldCo, L.P. (21)	Software and payment services provider to faith-based institutions	First lien senior secured revolving loan ($10.9 par due 12/2022)	6.57% (Libor + 5.00%/Q)	12/2/2016	10.9	10.9	(2)(17)
		First lien senior secured loan ($1.7 par due 12/2022)	6.57% (Libor + 5.00%/Q)	8/22/2017	1.7	1.7	(2)(17)
		First lien senior secured loan ($1.4 par due 12/2022)	6.38% (Libor + 5.00%/Q)	8/22/2017	1.4	1.4	(2)(17)
		First lien senior secured loan ($10.6 par due 12/2022)	6.38% (Libor + 5.00%/Q)	4/6/2017	10.6	10.6	(2)(17)
		First lien senior secured loan ($16.7 par due 12/2022)	6.38% (Libor + 5.00%/Q)	4/6/2017	16.5	16.7	(2)(17)
		Second lien senior secured loan ($4.6 par due 6/2023)	10.82% (Libor + 9.25%/Q)	8/22/2017	4.6	4.6	(2)(17)
		Second lien senior secured loan ($1.6 par due 6/2023)	10.60% (Libor + 9.25%/Q)	8/22/2017	1.6	1.6	(2)(17)
		Second lien senior secured loan ($5.1 par due 6/2023)	10.63% (Libor + 9.25%/Q)	8/22/2017	5.1	5.1	(2)(17)
		Second lien senior secured loan ($16.6 par due 6/2023)	10.63% (Libor + 9.25%/Q)	12/2/2016	16.6	16.6	(2)(17)
		Second lien senior secured loan ($4.7 par due 6/2023)	10.63% (Libor + 9.25%/Q)	4/6/2017	4.7	4.7	(2)(17)
		Second lien senior secured loan ($9.2 par due 6/2023)	10.63% (Libor + 9.25%/Q)	4/6/2017	9.2	9.2	(2)(17)
		Second lien senior secured loan ($90.0 par due 6/2023)	10.63% (Libor + 9.25%/Q)	12/2/2016	89.3	90.0	(2)(17)
		Class A units (500,000 units)		12/2/2016	5.0	6.8	(2)
					177.2	179.9
MVL Group, Inc. (8)	Marketing research provider	Common stock (560,716 shares)		4/1/2010	—	—	(2)
NAS, LLC, Nationwide Marketing Group, LLC and Nationwide Administrative Services, Inc.	Buying and marketing services organization for appliance, furniture and consumer electronics dealers	Second lien senior secured loan ($24.1 par due 12/2021)	10.32% (Libor + 9.00%/Q)	6/1/2015	24.1	24.1	(2)(17)
Novetta Solutions, LLC	Provider of advanced analytics solutions for the government, defense and commercial industries	First lien senior secured loan ($12.7 par due 10/2022)	6.70% (Libor + 5.00%/Q)	1/3/2017	12.3	12.1	(2)(17)
		Second lien senior secured loan ($31.0 par due 10/2023)	10.20% (Libor + 8.50%/Q)	1/3/2017	28.4	27.9	(2)(17)
					40.7	40.0
Palermo Finance Corporation (21)	Provider of mission-critical integrated public safety software and services to local, state and federal agencies	First lien senior secured revolving loan	—	4/17/2017	—	—	(19)
		First lien senior secured loan ($11.0 par due 4/2023)	5.85% (Libor + 4.50%/Q)	4/17/2017	10.9	11.0	(4)(17)
		Second lien senior secured loan ($54.3 par due 10/2023)	9.85% (Libor + 8.50%/Q)	4/17/2017	54.3	54.3	(2)(17)
					65.2	65.3
Park Place Technologies, LLC	Provider of third party hardware maintenance and support services for IT data centers	Second lien senior secured loan ($41.5 par due 12/2022)	10.54% (Libor + 9.00%/Q)	1/3/2017	41.5	41.5	(2)(17)
PayNearMe, Inc.	Electronic cash payment system provider	Warrant to purchase up to 195,726 shares of Series E preferred stock (expires 3/2023)		3/11/2016	0.2	—	(5)
PDI TA Holdings, Inc. (21)	Provider of enterprise management software for the convenience retail and petroleum wholesale markets	First lien senior secured revolving loan ($0.9 par due 8/2023)	8.25% (Base Rate + 3.75%/Q)	8/25/2017	0.9	0.9	(2)(17)
		First lien senior secured loan ($3.7 par due 8/2023)	6.32% (Libor + 4.75%/Q)	8/25/2017	3.7	3.7	(2)(17)

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($26.4 par due 8/2023)	6.21% (Libor + 4.75%/Q)	8/25/2017	26.4	26.1	(2)(17)
		Second lien senior secured loan ($8.2 par due 8/2024)	10.32% (Libor + 8.75%/Q)	8/25/2017	8.2	8.1	(2)(17)
		Second lien senior secured loan ($66.8 par due 8/2024)	10.21% (Libor + 8.75%/Q)	8/25/2017	66.8	66.1	(2)(17)
					106.0	104.9
PHL Investors, Inc., and PHL Holding Co. (8)	Mortgage services	Class A common stock (576 shares)		7/31/2012	3.8	—	(2)
PHNTM Holdings, Inc. and Planview Parent, Inc.	Provider of project and portfolio management software	First lien senior secured loan ($5.1 par due 1/2023)	6.82% (Libor + 5.25%/Q)	12/7/2017	5.1	5.1	(2)(17)
		First lien senior secured loan ($31.6 par due 1/2023)	6.82% (Libor + 5.25%/Q)	1/27/2017	31.1	31.6	(2)(17)
		First lien senior secured loan ($5.0 par due 1/2023)	6.82% (Libor + 5.25%/Q)	1/27/2017	4.9	5.0	(4)(17)
		Second lien senior secured loan ($62.0 par due 7/2023)	11.32% (Libor + 9.75%/Q)	1/27/2017	61.2	62.0	(2)(17)
		Class A common shares (990 shares)		1/27/2017	1.0	1.1	(2)
		Class B common shares (168,329 shares)		1/27/2017	—	0.2	(2)
					103.3	105.0
Poplicus Incorporated	Business intelligence and market analytics platform for companies that sell to the public sector	Warrant to purchase up to 2,402,991 shares of Series C preferred stock (expires 6/2025)		6/25/2015	0.1	—	(5)
PowerPlan, Inc. and Project Torque Ultimate Parent Corporation	Fixed asset financial management software provider	Second lien senior secured loan ($30.0 par due 2/2023)	10.57% (Libor + 9.00%/Q)	2/23/2015	29.8	30.0	(2)(17)
		Second lien senior secured loan ($50.0 par due 2/2023)	10.57% (Libor + 9.00%/Q)	2/23/2015	49.7	50.0	(3)(17)
		Class A common stock (1,697 shares)		2/23/2015	1.7	3.3	(2)
		Class B common stock (989,011 shares)		2/23/2015	—	—	(2)
					81.2	83.3
Project Alpha Intermediate Holding, Inc. and Qlik Parent, Inc.	Provider of data visualization software for data analytics	Class A common shares (7,444 shares)		8/22/2016	7.4	7.6	(2)
		Class B common shares (1,841,608.69 shares)		8/22/2016	0.1	—	(2)
					7.5	7.6
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	0.2	0.3	(2)
SCM Insurance Services Inc. (9)(21)	Provider of claims management, claims investigation & support and risk management solutions for the Canadian property and casualty insurance industry	First lien senior secured loan ($21.5 par due 8/2024)	6.35% (Libor + 5.00%/Q)	8/29/2017	21.5	21.2	(2)(17)
		Second lien senior secured loan ($60.5 par due 3/2025)	10.35% (Libor + 9.00%/Q)	8/29/2017	60.5	59.9	(2)(17)
					82.0	81.1
Shift PPC LLC (21)	Digital solutions provider	First lien senior secured loan ($1.7 par due 12/2021)	7.57% (Libor + 6.00%/Q)	12/22/2016	1.7	1.7	(4)(17)
		First lien senior secured loan ($3.3 par due 12/2021)	7.69% (Libor + 6.00%/Q)	12/22/2016	3.3	3.3	(4)(17)
		First lien senior secured loan ($5.0 par due 12/2021)	7.84% (Libor + 6.00%/Q)	12/22/2016	5.0	5.0	(4)(17)
					10.0	10.0
Sparta Systems, Inc., Project Silverback Holdings Corp. and Silverback Holdings, Inc. (21)	Quality management software provider	Second lien senior secured loan ($20.0 par due 8/2025)	9.69% (Libor + 8.25%/Q)	8/21/2017	19.6	19.8	(2)(17)
		Series B preferred shares (10,084 shares)		8/21/2017	1.1	1.1
					20.7	20.9

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Talari Networks, Inc.	Networking equipment provider	First lien senior secured loan ($6.0 par due 10/2019)	10.88% (Libor + 9.50%/M)	8/3/2015	6.0	5.7	(5)(17)
		Warrant to purchase up to 421,052 shares of Series D-1 preferred stock (expires 8/2022)		8/3/2015	0.1	0.1	(5)
					6.1	5.8
The Gordian Group, Inc. (21)	Construction software and service provider	First lien senior secured loan ($8.4 par due 7/2019)	6.14% (Libor + 4.50%/Q)	1/3/2017	8.3	8.4	(3)(17)
		First lien senior secured loan ($3.2 par due 7/2019)	6.14% (Libor + 4.50%/Q)	1/3/2017	3.1	3.2	(4)(17)
		First lien senior secured loan ($8.9 par due 7/2019)	5.86% (Libor + 4.50%/Q)	1/3/2017	8.8	8.9	(3)(17)
		First lien senior secured loan ($3.4 par due 7/2019)	5.86% (Libor + 4.50%/Q)	1/3/2017	3.3	3.4	(4)(17)
		First lien senior secured loan ($7.8 par due 7/2019)	5.95% (Libor + 4.50%/Q)	1/3/2017	7.6	7.8	(3)(17)
		First lien senior secured loan ($2.9 par due 7/2019)	5.95% (Libor + 4.50%/Q)	1/3/2017	2.9	2.9	(4)(17)
					34.0	34.6
The Greeley Company, Inc. and HCP Acquisition Holdings, LLC (8)	Healthcare compliance advisory services	Senior subordinated loan ($10.5 par due 3/2017)		3/5/2013	—	—	(2)(16)
		Class A units (14,293,110 units)		6/26/2008	—	—	(2)
					—	—
UL Holding Co., LLC (7)	Provider of collection and landfill avoidance solutions for food waste and unsold food products	Senior subordinated loan ($2.8 par due 5/2020)	10.00% PIK	4/30/2012	0.9	2.8	(2)
		Senior subordinated loan ($0.4 par due 5/2020)		4/30/2012	0.1	0.4	(2)
		Senior subordinated loan ($6.2 par due 5/2020)	10.00% PIK	4/30/2012	1.9	6.2	(2)
		Senior subordinated loan ($0.5 par due 5/2020)		4/30/2012	0.2	0.5	(2)
		Senior subordinated loan ($24.5 par due 5/2020)	10.00% PIK	4/30/2012	7.6	24.5	(2)
		Senior subordinated loan ($3.8 par due 5/2020)		4/30/2012	1.2	3.8	(2)
		Class A common units (533,351 units)		6/17/2011	5.0	2.8	(2)
		Class B-5 common units (272,834 units)		6/17/2011	2.5	1.4	(2)
		Class C common units (758,546 units)		4/25/2008	—	—	(2)
		Warrant to purchase up to 719,044 shares of Class A units		5/2/2014	—	—	(2)
		Warrant to purchase up to 28,663 shares of Class B-1 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 57,325 shares of Class B-2 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 29,645 shares of Class B-3 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 80,371 shares of Class B-5 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 59,655 shares of Class B-6 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 1,046,713 shares of Class C units		5/2/2014	—	—	(2)
					19.4	42.4
Velocity Holdings Corp.	Hosted enterprise resource planning application management services provider	Common units (1,713,546 units)		12/13/2013	4.5	3.4

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Visual Edge Technology, Inc.	Provider of outsourced office solutions with a focus on printer and copier equipment and other parts and supplies	First lien senior secured loan ($1.2 par due 8/2022)	7.32% (Libor + 5.75%/Q)	8/31/2017	1.2	1.2	(2)(17)
		First lien senior secured loan ($3.8 par due 8/2022)	7.13% (Libor + 5.75%/Q)	8/31/2017	3.8	3.8	(2)(17)
		First lien senior secured loan ($10.0 par due 8/2022)	7.23% (Libor + 5.75%/Q)	8/31/2017	10.0	10.0	(2)(17)
		Senior subordinated loan ($41.5 par due 9/2024)	12.50% PIK	8/31/2017	37.6	39.0	(2)
		Warrant to purchase up to 1,816,089 shares of common stock (expires 8/2027)		8/31/2017	—	0.9	(2)
		Warrant to purchase up to 2,070,511 shares of preferred stock (expires 8/2027)		8/31/2017	4.1	4.4	(2)
					56.7	59.3
VRC Companies, LLC (21)	Provider of records and information management services	First lien senior secured revolving loan ($0.8 par due 3/2022)	10.00% (Base Rate + 5.50%/Q)	4/17/2017	0.8	0.8	(2)(17)
		First lien senior secured loan ($1.4 par due 3/2023)	7.82% (Libor + 6.50%/Q)	4/17/2017	1.4	1.4	(2)(17)
		First lien senior secured loan ($0.2 par due 3/2023)	8.03% (Libor + 6.50%/Q)	4/17/2017	0.2	0.2	(2)(17)
		First lien senior secured loan ($0.4 par due 3/2023)	7.93% (Libor + 6.50%/Q)	10/3/2017	0.4	0.4	(2)(17)
		First lien senior secured loan ($0.3 par due 3/2023)	7.98% (Libor + 6.50%/Q)	10/3/2017	0.3	0.3	(2)(17)
		First lien senior secured loan ($0.3 par due 3/2023)	8.03% (Libor + 6.50%/Q)	10/3/2017	0.3	0.3	(2)(17)
		First lien senior secured loan ($5.5 par due 3/2023)	8.12% (Libor + 6.50%/Q)	4/17/2017	5.5	5.5	(2)(17)
					8.9	8.9
WorldPay Group PLC (9)	Payment processing company	C2 shares (73,974 shares)		10/21/2015	—	—	(24)
Zywave, Inc. (21)	Provider of software and technology-enabled content and analytical solutions to insurance brokers	First lien senior secured revolving loan ($1.3 par due 11/2022)	6.57% (Libor + 5.00%/Q)	11/17/2016	1.3	1.3	(2)(17)
		First lien senior secured revolving loan ($1.0 par due 11/2022)	8.50% (Base Rate + 4.00%/Q)	11/17/2016	1.0	1.0	(2)(17)
		Second lien senior secured loan ($27.0 par due 11/2023)	10.42% (Libor + 9.00%/Q)	11/17/2016	27.0	27.0	(2)(17)
					29.3	29.3
					2,235.8	2,267.3		31.94%
Consumer Products
Badger Sportswear Acquisition, Inc.	Provider of team uniforms and athletic wear	Second lien senior secured loan ($56.8 par due 3/2024)	10.46% (Libor + 9.00%/Q)	9/6/2016	56.7	56.8	(2)(17)
BRG Sports, Inc.	Designer, manufacturer and licensor of branded sporting goods	Preferred stock (2,009 shares)		1/3/2017	—	—
		Common stock (6,566,655 shares)		1/3/2017	—	0.3
					—	0.3
Consumer Health Parent LLC	Developer and marketer of over-the-counter cold remedy products	Preferred units (1,072 units)		12/15/2017	1.1	1.1	(2)
		Series A units (1,072 units)		12/15/2017	—	—	(2)
					1.1	1.1
Feradyne Outdoors, LLC and Bowhunter Holdings, LLC	Provider of branded archery and bowhunting accessories	Common units (421 units)		4/24/2014	4.2	1.0	(2)
Implus Footcare, LLC	Provider of footwear and other accessories	First lien senior secured loan ($14.6 par due 4/2021)	8.44% (Libor + 6.75%/Q)	6/1/2017	14.6	14.6	(2)(17)

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($77.5 par due 4/2021)	8.44% (Libor + 6.75%/Q)	6/1/2017	77.5	77.5	(2)(17)
		First lien senior secured loan ($19.9 par due 4/2021)	8.44% (Libor + 6.75%/Q)	6/1/2017	19.9	19.9	(4)(17)
					112.0	112.0
Indra Holdings Corp.	Designer, marketer, and distributor of rain and cold weather products	Second lien senior secured loan ($80.0 par due 11/2021)	—	5/1/2014	76.9	43.6	(2)(16)
Plantation Products, LLC, Seed Holdings, Inc. and Flora Parent, Inc.	Provider of branded lawn and garden products	Second lien senior secured loan ($2.0 par due 6/2021)	9.41% (Libor + 7.99%/Q)	12/23/2014	2.0	2.0	(2)(17)
		Second lien senior secured loan ($54.0 par due 6/2021)	9.41% (Libor + 7.99%/Q)	12/23/2014	53.8	54.0	(3)(17)
		Second lien senior secured loan ($10.0 par due 6/2021)	9.41% (Libor + 7.99%/Q)	12/23/2014	10.0	10.0	(4)(17)
		Common stock (30,000 shares)		12/23/2014	3.0	6.0	(2)
					68.8	72.0
Rug Doctor, LLC and RD Holdco Inc. (8)	Manufacturer and marketer of carpet cleaning machines	Second lien senior secured loan ($16.9 par due 12/2018)	11.42% (Libor + 9.75%/Q)	1/3/2017	16.9	16.9	(2)(17)
		Common stock (458,596 shares)		1/3/2017	14.0	10.8
		Warrant to purchase up to 56,372 shares of common stock (expires 12/2023)		1/3/2017	—	—
					30.9	27.7
S Toys Holdings LLC (fka The Step2 Company, LLC) (8)	Toy manufacturer	Class B common units (126,278,000 units)		10/30/2014	—	0.5	(2)
		Common units (1,116,879 units)		4/1/2011	—	—
		Warrant to purchase up to 3,157,895 units		4/1/2010	—	—
					—	0.5
SHO Holding I Corporation	Manufacturer and distributor of slip resistant footwear	Second lien senior secured loan ($100.0 par due 4/2023)	9.92% (Libor + 8.50%/Q)	10/27/2015	98.2	92.0	(2)(17)
Shock Doctor, Inc. and Shock Doctor Holdings, LLC (7)	Developer, marketer and distributor of sports protection equipment and accessories	Second lien senior secured loan ($89.4 par due 10/2021)	11.86% (Libor + 10.50%/Q)	4/22/2015	89.4	82.3	(2)(17)
		Class A preferred units (50,000 units)		3/14/2014	5.0	1.9	(2)
		Class C preferred units (50,000 units)		4/22/2015	5.0	1.9	(2)
					99.4	86.1
Singer Sewing Company	Manufacturer of consumer sewing machines	First lien senior secured loan ($174.5 par due 12/2017)	9.19% (Libor + 7.00% Cash, 0.50% PIK/Q)	7/26/2017	174.5	165.7	(2)(17)
Varsity Brands Holding Co., Inc., Hercules Achievement, Inc., Hercules Achievement Holdings, Inc. and Hercules VB Holdings, Inc.	Leading manufacturer and distributor of textiles, apparel & luxury goods	Second lien senior secured loan ($122.7 par due 12/2025)	9.82% (Libor + 8.25%/Q)	12/15/2017	122.7	122.7	(2)(17)
		Common stock (3,548,841 shares)		12/11/2014	3.8	6.1	(2)
		Common stock (3,548,841 shares)		12/11/2014	4.3	6.1	(2)
					130.8	134.9
Woodstream Group, Inc. and Woodstream Corporation (21)	Pet products manufacturer	First lien senior secured loan ($1.0 par due 5/2022)	7.69% (Libor + 6.25%/Q)	6/21/2017	1.0	1.0	(2)(17)
		First lien senior secured loan ($2.0 par due 5/2022)	7.69% (Libor + 6.25%/Q)	6/21/2017	2.0	2.0	(4)(17)
		First lien senior secured loan ($3.1 par due 5/2022)	7.89% (Libor + 6.25%/Q)	6/21/2017	3.1	3.1	(2)(17)
		First lien senior secured loan ($6.2 par due 5/2022)	7.89% (Libor + 6.25%/Q)	6/21/2017	6.2	6.2	(4)(17)
					12.3	12.3
					865.8	806.0		11.36%
Other Services

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
American Residential Services L.L.C.	Heating, ventilation and air conditioning services provider	Second lien senior secured loan ($67.0 par due 12/2022)	9.57% (Libor + 8.00%/Q)	6/30/2014	66.7	66.3	(2)(17)
Associated Asphalt Partners, LLC	Provider of asphalt terminalling, storage and distribution	First lien senior secured loan ($4.2 par due 4/2024)	6.82% (Libor + 5.25%/Q)	3/30/2017	4.2	3.8	(2)(17)
Champion Parent Corporation and Calera XVI, LLC (8)	Endurance sports media and event operator	First lien senior secured revolving loan ($0.7 par due 11/2018)	—	11/30/2012	—	—	(2)(16)
		First lien senior secured loan ($5.9 par due 11/2018)	—	11/30/2012	0.9	0.2	(2)(16)
		Preferred shares (18,875 shares)		3/25/2016	—	—	(2)
		Membership units (2,522,512 units)		11/30/2012	—	—	(2)
		Common shares (114,000 shares)		3/25/2016	—	—	(2)
					0.9	0.2
Crown Health Care Laundry Services, LLC and Crown Laundry Holdings, LLC (7)(21)	Provider of outsourced healthcare linen management solutions	First lien senior secured revolving loan ($2.0 par due 12/2021)	7.82% (Libor + 6.25%/Q)	3/13/2014	2.0	2.0	(2)(17)(20)
		First lien senior secured loan ($12.0 par due 12/2021)	7.82% (Libor + 6.25%/Q)	4/6/2017	12.0	12.0	(2)(17)
		First lien senior secured loan ($5.0 par due 12/2021)	7.82% (Libor + 6.25%/Q)	3/13/2014	5.0	5.0	(2)(17)
		First lien senior secured loan ($5.2 par due 12/2021)	7.82% (Libor + 6.25%/Q)	3/13/2014	5.2	5.2	(3)(17)
		Class A preferred units (2,475,000 units)		3/13/2014	2.5	3.9	(2)
		Class B common units (275,000 units)		3/13/2014	0.3	0.4	(2)
					27.0	28.5
CST Buyer Company (d/b/a Intoxalock) (21)	Provider of ignition interlock devices	First lien senior secured loan ($11.3 par due 3/2023)	7.75% (Libor + 6.25%/Q)	3/1/2017	11.0	11.3	(2)(17)
Dwyer Acquisition Parent, Inc. and TDG Group Holding Company	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan ($52.7 par due 2/2020)	11.00%	8/15/2014	52.7	52.7	(2)
		Senior subordinated loan ($23.5 par due 2/2020)	11.00%	5/1/2017	23.5	23.5	(2)
		Senior subordinated loan ($31.5 par due 2/2020)	11.00%	6/12/2015	31.5	31.5	(2)
		Common stock (32,843 shares)		8/15/2014	2.2	5.1	(2)
					109.9	112.8
Massage Envy, LLC and ME Equity LLC (21)	Franchisor in the massage industry	First lien senior secured revolving loan ($0.5 par due 9/2020)	8.44% (Libor + 6.75%/Q)	6/28/2017	0.5	0.5	(2)(17)
		First lien senior secured loan ($0.3 par due 9/2020)	8.23% (Libor + 6.75%/Q)	4/12/2017	0.3	0.3	(2)(17)
		First lien senior secured loan ($1.0 par due 9/2020)	8.24% (Libor + 6.75%/Q)	4/12/2017	1.0	1.0	(2)(17)
		First lien senior secured loan ($0.1 par due 9/2020)	10.00% (Base Rate + 5.50%/Q)	4/12/2017	0.1	0.1	(2)(17)
		First lien senior secured loan ($0.3 par due 9/2020)	8.11% (Libor + 6.75%/Q)	7/27/2017	0.3	0.3	(2)(17)
		First lien senior secured loan ($0.5 par due 9/2020)	8.23% (Libor + 6.75%/Q)	7/27/2017	0.5	0.5	(2)(17)
		First lien senior secured loan ($38.5 par due 9/2020)	8.37% (Libor + 6.75%/Q)	9/27/2012	38.5	38.5	(3)(17)
		First lien senior secured loan ($18.7 par due 9/2020)	8.37% (Libor + 6.75%/Q)	9/27/2012	18.7	18.7	(4)(17)
		Common stock (3,000,000 shares)		9/27/2012	3.0	4.2	(2)
					62.9	64.1
McKenzie Sports Products, LLC (21)	Designer, manufacturer and distributor of hunting-related supplies	First lien senior secured revolving loan ($0.9 par due 9/2020)	7.25% (Base Rate + 2.75%/Q)	9/18/2014	0.9	0.9	(3)(17)

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($0.8 par due 9/2020)	7.44% (Libor + 5.75%/Q)	9/18/2014	0.8	0.8	(3)(13)(17)
		First lien senior secured loan ($2.5 par due 9/2020)	5.32% (Libor + 3.75%/Q)	9/18/2014	2.5	2.5	(3)(17)
		First lien senior secured loan ($2.2 par due 9/2020)	5.44% (Libor + 3.75%/Q)	9/18/2014	2.2	2.2	(3)(17)
		First lien senior secured loan ($84.5 par due 9/2020)	7.44% (Libor + 5.75%/Q)	9/18/2014	84.5	84.5	(3)(13)(17)
					90.9	90.9
MSHC, Inc. (21)	Heating, ventilation and air conditioning services provider	First lien senior secured revolving loan ($0.1 par due 7/2022)	7.75% (Base Rate + 3.25%/Q)	7/31/2017	0.1	0.1	(2)(17)
		First lien senior secured loan ($1.1 par due 7/2023)	5.92% (Libor + 4.25%/Q)	7/31/2017	1.1	1.1	(2)(17)
		First lien senior secured loan ($3.2 par due 7/2023)	5.94% (Libor + 4.25%/Q)	7/31/2017	3.1	3.2	(2)(17)
		Second lien senior secured loan ($46.0 par due 7/2024)	9.94% (Libor + 8.25%/Q)	7/31/2017	46.0	46.0	(2)(17)
					50.3	50.4
OpenSky Project, Inc. and OSP Holdings, Inc.	Social commerce platform operator	Warrant to purchase up to 159,496 shares of Series D preferred stock (expires 4/2025)		6/29/2015	—	—	(2)
Osmose Utilities Services, Inc. (21)	Provider of structural integrity management services to transmission and distribution infrastructure	First lien senior secured revolving loan	—	1/3/2017	—	—	(19)
		Second lien senior secured loan ($25.0 par due 8/2023)	9.44% (Libor + 7.75%/Q)	9/3/2015	24.6	25.0	(2)(17)
		Second lien senior secured loan ($34.0 par due 8/2023)	9.44% (Libor + 7.75%/Q)	1/3/2017	33.4	34.0	(2)(17)
					58.0	59.0
SocialFlow, Inc.	Social media optimization platform provider	Warrant to purchase up to 215,331 shares of Series C preferred stock (expires 1/2026)		1/13/2016	—	—	(5)
SoundCloud Limited (9)	Platform for receiving, sending, and distributing music	Common stock (73,422 shares)		8/15/2017	0.4	0.7	(2)
Spin HoldCo Inc.	Laundry service and equipment provider	Second lien senior secured loan ($175.0 par due 5/2023)	9.21% (Libor + 7.75%/Q)	6/23/2017	175.0	175.0	(2)(17)
Tyden Cayman Holdings Corp. (9)	Producer and marketer of global cargo security, product identification and traceability products and utility meter products	Preferred stock (46,276 shares)		1/3/2017	0.4	0.4
		Common stock (5,521,203 shares)		1/3/2017	2.0	2.9
					2.4	3.3
VLS Recovery Services, LLC (21)	Provider of commercial and industrial waste processing and disposal services	First lien senior secured revolving loan ($1.6 par due 10/2023)	7.53% (Libor + 6.00%/Q)	10/17/2017	1.6	1.6	(2)(17)(20)
		First lien senior secured loan ($23.9 par due 10/2023)	7.53% (Libor + 6.00%/Q)	10/17/2017	23.9	23.7	(2)(17)
		First lien senior secured loan ($7.4 par due 10/2023)	7.35% (Libor + 6.00%/Q)	10/17/2017	7.4	7.4	(2)(17)
		First lien senior secured loan ($0.1 par due 10/2023)	9.50% (Base Rate + 5.00%/Q)	10/17/2017	0.1	0.1	(2)(17)
					33.0	32.8
WASH Multifamily Acquisition Inc. and Coinamatic Canada Inc.	Laundry service and equipment provider	Second lien senior secured loan ($3.7 par due 5/2023)	8.57% (Libor + 7.00%/Q)	5/14/2015	3.7	3.7	(2)(17)
		Second lien senior secured loan ($21.3 par due 5/2023)	8.57% (Libor + 7.00%/Q)	5/14/2015	21.0	21.1	(2)(17)
					24.7	24.8
Wrench Group LLC (21)	Provider of essential home services to residential customers	First lien senior secured loan ($4.0 par due 3/2022)	6.19% (Libor + 4.50%/Q)	1/31/2017	4.0	4.0	(2)(17)

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($4.3 par due 3/2022)	5.85% (Libor + 4.50%/Q)	12/15/2017	4.3	4.3	(2)(17)
					8.3	8.3
					725.6	732.2		10.32%
Manufacturing
Chariot Acquisition, LLC (21)	Aftermarket golf cart parts and accessories	First lien senior secured loan ($18.4 par due 9/2021)	7.91% (Libor + 6.25%/Q)	1/3/2017	18.2	18.0	(3)(17)
		First lien senior secured loan ($9.4 par due 9/2021)	7.91% (Libor + 6.25%/Q)	1/3/2017	9.3	9.2	(4)(17)
					27.5	27.2
Component Hardware Group, Inc. (21)	Commercial equipment	First lien senior secured revolving loan ($1.9 par due 7/2019)	6.19% (Libor + 4.50%/Q)	7/1/2013	1.9	1.9	(2)(17)
		First lien senior secured loan ($7.9 par due 7/2019)	6.19% (Libor + 4.50%/Q)	7/1/2013	7.9	7.9	(4)(17)
					9.8	9.8
Dorner Holding Corp. (21)	Manufacturer of precision unit conveyors	First lien senior secured revolving loan ($1.3 par due 3/2022)	7.32% (Libor + 5.75%/Q)	3/15/2017	1.3	1.3	(2)(17)
		First lien senior secured loan ($4.4 par due 3/2023)	7.32% (Libor + 5.75%/Q)	3/15/2017	4.4	4.4	(2)(17)
					5.7	5.7
ECI Purchaser Company, LLC	Manufacturer of equipment to safely control pressurized gases	First lien senior secured loan ($21.8 par due 12/2018)	7.09% (Libor + 5.25%/Q)	7/26/2017	21.8	21.5	(2)(17)
		First lien senior secured loan ($88.7 par due 12/2018)	6.92% (Libor + 5.25%/Q)	7/26/2017	88.7	87.8	(2)(17)
		First lien senior secured loan ($74.8 par due 12/2018)	6.92% (Libor + 5.25%/Q)	7/26/2017	74.8	74.0	(3)(17)
		First lien senior secured loan ($0.3 par due 12/2018)	7.09% (Libor + 5.25%/Q)	7/26/2017	0.3	0.3	(2)(17)
		First lien senior secured loan ($0.2 par due 12/2018)	7.09% (Libor + 5.25%/Q)	7/26/2017	0.2	0.2	(3)(17)
					185.8	183.8
ETG Holdings, Inc. (8)	Industrial woven products	Common stock (3,000 shares)		1/3/2017	—	—
Harvey Tool Company, LLC (21)	Cutting tool provider to the metalworking industry	First lien senior secured revolving loan ($1.8 par due 10/2023)	5.96% (Libor + 4.50%/Q)	10/12/2017	1.8	1.7	(2)(17)
		First lien senior secured loan ($40.8 par due 10/2024)	6.11% (Libor + 4.75%/Q)	10/12/2017	40.8	40.4	(2)(17)
		Second lien senior secured loan ($43.7 par due 10/2025)	10.02% (Libor + 8.50%/Q)	10/12/2017	43.7	43.2	(2)(17)
					86.3	85.3
Ioxus, Inc (7)	Energy storage devices	First lien senior secured loan ($10.2 par due 12/2019)	12.00% PIK	4/29/2014	10.0	10.2	(2)(15)
		First lien senior secured loan ($1.0 par due 12/2019)	—	4/29/2014	1.0	1.0	(2)(15)
		Series CC preferred stock (67,330,609 shares)		1/27/2017	0.7	—	(2)
		Warrant to purchase up to 3,038,730 shares of common stock (expires 1/2026)		1/28/2016	—	—	(2)
		Warrant to purchase up to 1,210,235 shares of Series BB preferred stock (expires 8/2026)		1/28/2016	—	—	(2)
		Warrant to purchase up to 336,653,045 shares of Series CC preferred stock (expires 1/2027)		1/27/2017	—	—	(2)
					11.7	11.2
KPS Global LLC	Walk-in cooler and freezer systems	First lien senior secured loan ($1.7 par due 4/2022)	3.93% (Libor + 2.50%/Q)	4/5/2017	1.7	1.7	(2)(17)
		First lien senior secured loan ($11.2 par due 4/2022)	7.18% (Libor + 5.75%/Q)	4/5/2017	11.2	11.0	(2)(17)

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($5.6 par due 4/2022)	7.18% (Libor + 5.75%/Q)	4/5/2017	5.6	5.5	(4)(17)
					18.5	18.2
MacLean-Fogg Company and MacLean-Fogg Holdings, L.L.C.	Manufacturer and supplier for the power utility and automotive markets worldwide	Senior subordinated loan ($103.0 par due 10/2025)	10.50% Cash, 3.00% PIK	10/31/2013	103.0	103.0	(2)
		Preferred units (70,183 units)	4.50% Cash, 9.25% PIK	10/9/2015	76.3	76.3
					179.3	179.3
Niagara Fiber Intermediate Corp. (21)	Insoluble fiber filler products	First lien senior secured revolving loan ($0.9 par due 5/2018)	—	5/8/2014	—	—	(2)(16)
		First lien senior secured loan ($5.9 par due 5/2018)	—	5/8/2014	0.2	—	(2)(16)
		First lien senior secured loan ($0.6 par due 5/2018)	—	5/8/2014	—	—	(2)(16)
					0.2	—
Nordco Inc. (21)	Railroad maintenance-of-way machinery	First lien senior secured revolving loan	—	8/26/2015	—	—	(19)
Pelican Products, Inc.	Flashlights	Second lien senior secured loan ($40.0 par due 4/2021)	9.94% (Libor + 8.25%/Q)	4/11/2014	40.0	39.6	(2)(17)
Sanders Industries Holdings, Inc. and SI Holdings, Inc. (21)	Elastomeric parts, mid-sized composite structures, and composite tooling	First lien senior secured loan ($56.5 par due 5/2020)	7.38% (Libor + 6.00%/Q)	7/21/2017	56.5	55.4	(2)(17)
		First lien senior secured loan ($14.8 par due 5/2020)	7.38% (Libor + 6.00%/Q)	7/21/2017	14.8	14.5	(4)(17)
		Common stock (1,500 shares)		5/30/2014	1.5	0.8	(2)
					72.8	70.7
Saw Mill PCG Partners LLC	Metal precision engineered components	Common units (1,000 units)		1/30/2007	1.0	—	(2)
Sonny's Enterprises, LLC (21)	Manufacturer and supplier of car wash equipment, parts and supplies to the conveyorized car wash market	First lien senior secured revolving loan ($1.0 par due 12/2022)	6.30% (Libor + 4.75%/Q)	11/30/2017	1.0	1.0	(2)(17)
		First lien senior secured loan ($0.9 par due 12/2022)	6.44% (Libor + 4.75%/Q)	12/5/2017	0.9	0.9	(2)(17)
		First lien senior secured loan ($0.4 par due 12/2022)	6.44% (Libor + 4.75%/Q)	6/1/2017	0.4	0.4	(2)(17)
		First lien senior secured loan ($0.2 par due 12/2022)	6.44% (Libor + 4.75%/Q)	5/3/2017	0.2	0.2	(2)(17)
		First lien senior secured loan ($0.2 par due 12/2022)	6.44% (Libor + 4.75%/Q)	9/28/2017	0.2	0.2	(2)(17)
					2.7	2.7
Sunk Rock Foundry Partners LP, Hatteras Electrical Manufacturing Holding Company and Sigma Electric Manufacturing Corporation (21)	Manufacturer of metal castings, precision machined components and sub-assemblies in the electrical products, power transmission and distribution and general industrial markets	First lien senior secured revolving loan ($1.5 par due 10/2022)	6.16% (Libor + 4.75%/Q)	10/31/2017	1.5	1.5	(2)(17)
		First lien senior secured loan ($16.4 par due 10/2023)	6.13% (Libor + 4.75%/Q)	10/31/2017	16.4	16.2	(2)(17)
		First lien senior secured loan ($9.3 par due 10/2023)	6.13% (Libor + 4.75%/Q)	10/31/2017	9.3	9.2	(2)(17)
					27.2	26.9
TPTM Merger Corp. (21)	Time temperature indicator products	First lien senior secured loan ($10.5 par due 9/2018)	9.98% (Libor + 8.42%/Q)	9/12/2013	10.5	10.5	(3)(17)
		First lien senior secured loan ($6.2 par due 9/2018)	9.98% (Libor + 8.42%/Q)	9/12/2013	6.2	6.2	(4)(17)
		First lien senior secured loan ($6.5 par due 9/2018)	10.11% (Libor + 8.42%/Q)	9/12/2013	6.5	6.5	(3)(17)
		First lien senior secured loan ($3.8 par due 9/2018)	10.11% (Libor + 8.42%/Q)	9/12/2013	3.8	3.8	(4)(17)
					27.0	27.0

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
WP CPP Holdings, LLC	Precision engineered castings	Second lien senior secured loan ($19.7 par due 4/2021)	9.13% (Libor + 7.75%/Q)	1/3/2017	18.8	19.3	(2)(17)
					714.3	706.7		9.96%
Investment Funds and Vehicles
ACAS Equity Holdings Corporation (8)(10)	Investment company	Common stock (589 shares)		1/3/2017	0.5	0.4
Ares IIIR/IVR CLO Ltd. (8)(9)(10)	Investment vehicle	Subordinated notes ($20.0 par due 4/2021)		1/3/2017	—	0.1
Blue Wolf Capital Fund II, L.P. (9)(10)	Investment partnership	Limited partnership interest (8.50% interest)		1/3/2017	3.0	3.5	(24)
Carlyle Global Market Strategies CLO 2013-3 (9)(10)	Investment vehicle	Subordinated notes ($5.0 par due 10/2030)	15.00%	1/3/2017	2.6	3.2
Cent CLO 2014-22 Limited (9)(10)	Investment vehicle	Subordinated notes ($45.4 par due 11/2026)	11.75%	1/3/2017	23.6	22.7
Centurion CDO 8 Limited (9)(10)	Investment vehicle	Subordinated notes ($5.0 par due 3/2019)		1/3/2017	—	—
CGMS 2015-3A (9)(10)	Investment vehicle	Subordinated notes ($24.6 par due 7/2028)	10.00%	1/3/2017	19.2	18.9
CoLTs 2005-1 Ltd. (8)(9)(10)	Investment vehicle	Preferred shares (360 shares)		1/3/2017	—	—
CoLTs 2005-2 Ltd. (8)(9)(10)	Investment vehicle	Preferred shares (34,170,000 shares)		1/3/2017	—	—
CREST Exeter Street Solar 2004-1 (9)(10)	Investment vehicle	Preferred shares (3,500,000 shares)		1/3/2017	—	—
Eaton Vance CDO X plc (9)(10)	Investment vehicle	Subordinated notes ($15.0 par due 2/2027)	3.00%	1/3/2017	4.1	6.4
European Capital UK SME Debt LP (8)(9)(10)(22)	Investment partnership	Limited partnership interest (45% interest)		1/3/2017	41.1	41.7
Flagship CLO V (9)(10)	Investment vehicle	Subordinated notes ($0.0 par due 9/2019)		1/3/2017	—	—
Goldentree Loan Opportunities VII, Limited (9)(10)	Investment vehicle	Subordinated notes ($35.3 par due 4/2025)	4.25%	1/3/2017	18.7	19.1
Halcyon Loan Advisors Funding 2015-2 Ltd. (9)(10)	Investment vehicle	Subordinated notes ($21.7 par due 7/2027)	16.35%	1/3/2017	14.0	11.3
HCI Equity, LLC (8)(9)(10)	Investment company	Member interest (100.00% interest)		4/1/2010	—	0.1	(24)
Herbert Park B.V. (9)(10)	Investment vehicle	Subordinated notes ($5.4 par due 10/2026)		1/3/2017	0.9	0.5
Imperial Capital Private Opportunities, LP (10)	Investment partnership	Limited partnership interest (80.00% interest)		5/10/2007	1.0	15.1	(2)
LightPoint CLO VII, Ltd. (9)(10)	Investment vehicle	Subordinated notes ($9.0 par due 5/2021)		1/3/2017	—	—
Montgomery Lane, LLC and Montgomery Lane, Ltd. (8)(9)(10)	Investment company	Common stock (100 shares)		1/3/2017	—	0.6
		Common stock (50,000 shares)		1/3/2017	—	—
					—	0.6
OAKC 2015-11 (9)(10)	Investment vehicle	Subordinated notes ($17.8 par due 10/2028)	9.50%	1/3/2017	14.3	13.0
Partnership Capital Growth Fund I, L.P. (10)	Investment partnership	Limited partnership interest (25.00% interest)		6/16/2006	—	0.1	(2)(24)
Partnership Capital Growth Investors III, L.P. (10)(22)	Investment partnership	Limited partnership interest (2.50% interest)		10/5/2011	2.5	3.5	(2)(24)
PCG-Ares Sidecar Investment II, L.P. (10)(22)	Investment partnership	Limited partnership interest (100.00% interest)		10/31/2014	7.5	11.7	(2)
PCG-Ares Sidecar Investment, L.P. (10)(22)	Investment partnership	Limited partnership interest (100.00% interest)		5/22/2014	4.4	5.1	(2)
Piper Jaffray Merchant Banking Fund I, L.P. (10)(22)	Investment partnership	Limited partnership interest (2.00% interest)		8/16/2012	1.5	1.6	(24)
Qualium Investissement (9)(10)	Investment partnership	Class A common stock (9,900,000 shares)		1/3/2017	5.9	6.5	(24)
		Class B common stock (100,000 shares)		1/3/2017	0.1	0.1	(24)
		Class C common stock (48,939 shares)		1/3/2017	0.1	0.1	(24)
					6.1	6.7
Senior Direct Lending Program, LLC (8)(10)(23)	Co-investment vehicle	Subordinated certificates ($487.1 par due 12/2036)	9.34% (Libor + 8.00%/Q)(18)	7/27/2016	487.1	487.1

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Member interest (87.50% interest)		7/27/2016	—	—
					487.1	487.1
Vitesse CLO, Ltd. (9)(10)	Investment vehicle	Preferred shares (20,000,000 shares)		1/3/2017	—	—
Voya CLO 2014-4 Ltd. (9)(10)	Investment vehicle	Subordinated notes ($26.7 par due 10/2026)	10.50%	1/3/2017	17.0	18.6
VSC Investors LLC (10)	Investment company	Membership interest (1.95% interest)		1/24/2008	0.3	1.3	(2)(24)
					669.4	692.3		9.75%
Financial Services
Callidus Capital Corporation (8)	Asset management services	Common stock (100 shares)		4/1/2010	3.0	1.7
Ciena Capital LLC (8)(21)	Real estate and small business loan servicer	First lien senior secured revolving loan ($14.0 par due 12/2017)	6.00%	11/29/2010	14.0	14.0	(2)
		Equity interests		11/29/2010	25.0	18.3	(2)
					39.0	32.3
Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($28.0 par due 8/2022)	11.11% (Libor + 9.75%/Q)	5/10/2012	28.0	28.0	(2)(17)
DFC Global Facility Borrower II LLC (21)	Non-bank provider of alternative financial services	First lien senior secured revolving loan ($75.0 par due 9/2022)	12.11% (Libor + 10.75%/Q)	9/27/2017	75.0	75.0	(2)(17)
Financial Asset Management Systems, Inc. and FAMS Holdings, Inc. (7)	Debt collection services provider	Common stock (180 shares)		1/11/2017	—	—	(2)
Gordian Group, LLC	Provider of products, services and software to organizations pursuing efficient and effective procurement and information solutions	Common stock (526 shares)		11/30/2012	—	—	(2)
Imperial Capital Group LLC	Investment services	Class A common units (24,945 units)		5/10/2007	6.1	10.2	(2)
		2006 Class B common units (8,173 units)		5/10/2007	—	—	(2)
					6.1	10.2
Ivy Hill Asset Management, L.P. (8)(10)	Asset management services	Member interest (100.00% interest)		6/15/2009	244.0	315.1
Javlin Three LLC, Javlin Four LLC, and Javlin Five LLC (10)	Asset-backed financial services company	First lien senior secured loan ($18.6 par due 6/2017)	11.36% (Libor + 10.00%/Q)	6/24/2014	18.6	16.8	(2)(17)
LS DE LLC and LM LSQ Investors LLC (10)	Asset based lender	Senior subordinated loan ($3.0 par due 6/2021)	10.50%	6/15/2017	3.0	3.0	(2)
		Senior subordinated loan ($27.0 par due 6/2021)	10.50%	6/25/2015	27.0	27.0	(2)
		Membership units (3,275,000 units)		6/25/2015	3.3	3.9
					33.3	33.9
					447.0	513.0		7.23%
Food and Beverage
American Seafoods Group LLC and American Seafoods Partners LLC	Harvester and processor of seafood	Second lien senior secured loan ($87.0 par due 2/2024)	9.57% (Libor + 8.13%/Q)	8/21/2017	86.8	87.0	(2)(17)
		Class A units (77,922 units)		8/19/2015	0.1	0.1	(2)
		Warrant to purchase up to 7,422,078 Class A units (expires 8/2035)		8/19/2015	7.4	10.1	(2)
					94.3	97.2
Bakemark Holdings, Inc.	Manufacturer and distributor of specialty bakery ingredients	First lien senior secured loan ($1.7 par due 8/2023)	6.94% (Libor + 5.25%/Q)	8/14/2017	1.7	1.7	(2)(17)
DecoPac, Inc. (21)	Supplier of cake decorating solutions and products to in-store bakeries	First lien senior secured revolving loan ($2.3 par due 9/2023)	5.94% (Libor + 4.25%/Q)	9/29/2017	2.3	2.2	(2)(17)

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured revolving loan ($0.3 par due 9/2023)	5.89% (Libor + 4.25%/Q)	9/29/2017	0.3	0.3	(2)(17)
		First lien senior secured loan ($8.4 par due 9/2024)	5.94% (Libor + 4.25%/Q)	9/29/2017	8.4	8.3	(2)(17)
					11.0	10.8
Eagle Family Foods Group LLC	Manufacturer and producer of milk products	First lien senior secured loan ($0.2 par due 12/2021)	5.69% (Libor + 4.00%/Q)	8/29/2017	0.2	0.2	(2)(17)
		First lien senior secured loan ($7.9 par due 12/2021)	10.74% (Libor + 9.05%/Q)	9/11/2017	7.8	7.5	(2)(17)
		First lien senior secured loan ($1.4 par due 12/2021)	10.74% (Libor + 9.05%/Q)	8/22/2016	1.4	1.3	(2)(17)
		First lien senior secured loan ($20.2 par due 12/2021)	10.74% (Libor + 9.05%/Q)	8/22/2016	20.2	19.2	(3)(17)
		First lien senior secured loan ($54.8 par due 12/2021)	10.74% (Libor + 9.05%/Q)	12/31/2015	54.5	52.0	(3)(17)
					84.1	80.2
Edward Don & Company, LLC and VCP-EDC Co-Invest, LLC	Distributor of foodservice equipment and supplies	First lien senior secured loan ($47.6 par due 9/2022)	10.00% (Libor + 8.50%/Q)	3/31/2017	47.6	47.6	(2)(17)
		Membership units (2,970,000 units)		6/9/2017	3.0	3.4
					50.6	51.0
FPI Holding Corporation (8)(21)	Distributor of fruits	First lien senior secured loan ($0.7 par due 6/2018)	—	1/3/2017	0.4	0.4	(16)
Gehl Foods, LLC and GF Parent LLC	Producer of low-acid, aseptic food and beverage products	First lien senior secured loan ($120.7 par due 6/2019)	7.88% (Libor + 6.50%/Q)	7/26/2017	120.7	120.7	(2)(17)
		Class A preferred units (2,940 units)		5/13/2015	2.9	1.9	(2)
		Class A common units (60,000 units)		5/13/2015	0.1	—	(2)
		Class B common units (0.26 units)		5/13/2015	—	—	(2)
					123.7	122.6
JWC/KI Holdings, LLC	Foodservice sales and marketing agency	Membership units (5,000 units)		11/16/2015	5.0	5.3	(2)
Kettle Cuisine, LLC	Manufacturer of fresh refrigerated and frozen food products	Second lien senior secured loan ($28.5 par due 2/2022)	11.21% (Libor + 9.75%/Q)	8/21/2015	28.5	28.5	(2)(17)
NECCO Holdings, Inc. and New England Confectionery Company, Inc. (8)(21)	Producer and supplier of candy	First lien senior secured revolving loan ($21.7 par due 1/2018)	—	1/3/2017	9.7	9.2	(16)
		First lien senior secured loan ($0.6 par due 8/2018)	—	11/20/2017	0.6	—	(16)
		First lien senior secured loan ($10.9 par due 1/2018)	—	1/3/2017	0.9	1.3	(16)
		First lien senior secured loan ($0.7 par due 1/2018)	—	11/20/2017	0.7	0.1	(16)
		Common stock (860,189 shares)		1/3/2017	—	—
					11.9	10.6
RF HP SCF Investor, LLC (10)	Branded specialty food company	Membership interest (10.08% interest)		12/22/2016	12.5	14.4	(2)
Teasdale Foods, Inc. (21)	Provider of beans, sauces and hominy to the retail, foodservice and wholesale channels	First lien senior secured revolving loan ($0.2 par due 10/2020)	6.18% (Libor + 4.75%/Q)	6/30/2017	0.2	0.2	(2)(17)
		First lien senior secured revolving loan ($0.2 par due 10/2020)	8.25% (Base Rate + 3.75%/Q)	6/30/2017	0.2	0.2	(2)(17)
		Second lien senior secured loan ($33.6 par due 10/2021)	10.44% (Libor + 8.75%/Q)	1/3/2017	33.6	33.3	(2)(17)
		Second lien senior secured loan ($21.3 par due 10/2021)	10.11% (Libor + 8.75%/Q)	1/3/2017	21.3	21.1	(2)(17)
		Second lien senior secured loan ($31.5 par due 10/2021)	10.13% (Libor + 8.75%/Q)	1/3/2017	31.5	31.2	(2)(17)
					86.8	86.0

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					510.5	508.7		7.17%
Power Generation
Alphabet Energy, Inc.	Technology developer to convert waste-heat into electricity	First lien senior secured loan ($3.4 par due 8/2017)		12/16/2013	3.3	0.4	(2)(16)
		Series 1B preferred stock (12,976 shares)		6/21/2016	0.2	—	(2)
		Warrant to purchase up to 125,000 shares of Series 2 preferred stock (expires 12/2023)		6/30/2016	0.1	—	(2)
					3.6	0.4
CPV Maryland Holding Company II, LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($46.1 par due 12/2020)	5.00% Cash, 5.00% PIK	8/8/2014	46.1	42.4	(2)
		Warrant to purchase up to 4 units of common stock (expires 8/2018)		8/8/2014	—	—	(2)
					46.1	42.4
DESRI VI Management Holdings, LLC	Wind power generation facility operator	Senior subordinated loan ($13.9 par due 12/2021)	10.00%	12/24/2014	13.9	13.9	(2)
Green Energy Partners, Stonewall LLC and Panda Stonewall Intermediate Holdings II LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($24.9 par due 11/2021)	7.19% (Libor + 5.50%/Q)	11/13/2014	24.8	24.4	(2)(17)
		Senior subordinated loan ($20.2 par due 12/2021)	8.00% Cash, 5.25% PIK	11/13/2014	20.2	19.5	(2)
		Senior subordinated loan ($94.6 par due 12/2021)	8.00% Cash, 5.25% PIK	11/13/2014	94.6	91.3	(2)
					139.6	135.2
Joule Unlimited Technologies, Inc. and Stichting Joule Global Foundation	Renewable fuel and chemical production developer	First lien senior secured loan ($8.3 par due 10/2018)	—	3/31/2015	7.9	0.4	(2)(16)
		Warrant to purchase up to 32,051 shares of Series C-2 preferred stock (expires 7/2023)		7/25/2013	—	—	(2)(9)
					7.9	0.4
Moxie Patriot LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($33.9 par due 12/2020)	7.44% (Libor + 5.75%/Q)	12/19/2013	33.8	33.4	(2)(17)
Navisun LLC and Navisun Holdings LLC (8)(21)	Owner and operater of commercial and industrial solar projects	First lien senior secured loan ($2.6 par due 11/2023)	8.00% PIK	11/15/2017	2.6	2.6	(2)
		Series A Preferred units (1,000 units)	10.50% PIK	11/15/2017	0.3	0.3	(2)
		Class A units (550 units)		11/15/2017	—	—	(2)
					2.9	2.9
Panda Liberty LLC (fka Moxie Liberty LLC)	Gas turbine power generation facilities operator	First lien senior secured loan ($5.0 par due 8/2020)	8.19% (Libor + 6.50%/Q)	5/8/2017	4.6	4.6	(2)(17)
		First lien senior secured loan ($34.4 par due 8/2020)	8.19% (Libor + 6.50%/Q)	8/21/2013	34.2	31.6	(2)(17)
					38.8	36.2
Panda Temple Power II, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($19.6 par due 4/2019)	7.69% (Libor + 6.00%/Q)	4/3/2013	19.6	17.4	(2)(17)
Panda Temple Power, LLC	Gas turbine power generation facilities operator	First lien senior secured revolving loan ($2.3 par due 4/2018)	10.35% (Libor + 9.00%/Q)	4/28/2017	2.3	2.3	(2)(17)
		First lien senior secured loan ($24.8 par due 3/2022)	—	3/6/2015	23.6	18.4	(2)(16)
					25.9	20.7
PERC Holdings 1 LLC	Operator of recycled energy, combined heat and power, and energy efficiency facilities	Class B common units (21,653,543 units)		10/20/2014	21.7	24.0	(2)
Riverview Power LLC	Operator of natural gas and oil fired power generation facilities	First lien senior secured loan ($98.1 par due 12/2022)	9.69% (Libor + 8.00%/Q)	12/29/2016	95.9	98.2	(2)(17)
					449.7	425.1		5.99%

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Restaurants and Food Services
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc. (8)(21)	Restaurant owner and operator	First lien senior secured loan ($3.7 par due 12/2018)	19.67% PIK (Libor + 18.00%/Q)	12/22/2016	3.7	3.7	(2)(17)
		First lien senior secured loan ($49.3 par due 12/2018)	—	11/27/2006	39.9	12.3	(2)(16)
		Promissory note ($29.2 par due 12/2023)		11/27/2006	13.8	—	(2)
		Warrant to purchase up to 0.95 units of Series D common stock (expires 12/2023)		12/18/2013	—	—	(2)
					57.4	16.0
Benihana, Inc. (21)	Restaurant owner and operator	First lien senior secured revolving loan ($0.5 par due 7/2018)	8.57% (Libor + 7.00%/Q)	8/21/2012	0.5	0.5	(2)(17)(20)
		First lien senior secured revolving loan ($1.1 par due 7/2018)	8.69% (Libor + 7.00%/Q)	8/21/2012	1.1	1.1	(2)(17)(20)
		First lien senior secured revolving loan ($1.0 par due 7/2018)	10.25% (Base Rate + 5.75%/Q)	8/21/2012	1.0	0.9	(2)(17)(20)
		First lien senior secured loan ($0.3 par due 1/2019)	8.59% (Libor + 7.00%/Q)	12/28/2016	0.3	0.3	(2)(17)
		First lien senior secured loan ($4.7 par due 1/2019)	8.59% (Libor + 7.00%/Q)	8/21/2012	4.7	4.5	(4)(17)
					7.6	7.3
Cozzini Bros., Inc. and BH-Sharp Holdings LP (21)	Provider of commercial knife sharpening and cutlery services in the restaurant industry	First lien senior secured loan ($1.9 par due 3/2023)	7.07% (Libor + 5.50%/Q)	3/10/2017	1.9	1.9	(2)(17)
		First lien senior secured loan ($1.2 par due 3/2023)	6.92% (Libor + 5.50%/Q)	3/10/2017	1.2	1.2	(2)(17)
		First lien senior secured loan ($19.3 par due 3/2023)	6.92% (Libor + 5.50%/Q)	3/10/2017	19.3	19.3	(4)(17)
		Common units (2,950,000 units)		3/10/2017	3.0	2.8	(2)
					25.4	25.2
FWR Holding Corporation (21)	Restaurant owner, operator, and franchisor	First lien senior secured revolving loan ($0.3 par due 8/2023)	7.57% (Libor + 6.00%/Q)	8/21/2017	0.3	0.3	(2)(17)
		First lien senior secured loan ($0.2 par due 8/2023)	7.60% (Libor + 6.00%/Q)	8/21/2017	0.2	0.2	(2)(17)
		First lien senior secured loan ($2.0 par due 8/2023)	7.32% (Libor + 6.00%/Q)	8/21/2017	2.0	2.0	(2)(17)
		First lien senior secured loan ($2.0 par due 8/2023)	7.48% (Libor + 6.00%/Q)	8/21/2017	2.0	2.0	(2)(17)
					4.5	4.5
Garden Fresh Restaurant Corp. and GFRC Holdings LLC (8)(21)	Restaurant owner and operator	First lien senior secured revolving loan ($0.1 par due 2/2022)	9.50% (Libor + 8.00%/Q)	2/1/2017	0.1	0.1	(2)(17)(20)
		First lien senior secured loan ($24.9 par due 2/2022)	9.50% (Libor + 8.00%/Q)	10/3/2013	24.9	24.9	(2)(17)
					25.0	25.0
Global Franchise Group, LLC (21)	Worldwide franchisor of quick service restaurants	First lien senior secured loan ($8.7 par due 12/2019)	7.44% (Libor + 5.75%/Q)	9/15/2017	8.7	8.6	(2)(17)
Heritage Food Service Group, Inc. and WCI-HFG Holdings, LLC	Distributor of repair and replacement parts for commercial kitchen equipment	Second lien senior secured loan ($31.6 par due 10/2022)	9.92% (Libor + 8.50%/Q)	10/20/2015	31.6	31.6	(2)(17)
		Preferred units (3,000,000 units)		10/20/2015	3.0	3.6	(2)
					34.6	35.2
Hojeij Branded Foods, LLC (21)	Leading operator of airport concessions across the U.S.	First lien senior secured loan ($0.3 par due 7/2022)	7.29% (Libor + 6.00%/Q)	7/20/2017	0.3	0.3	(2)(17)
		First lien senior secured loan ($6.3 par due 7/2022)	7.57% (Libor + 6.00%/Q)	7/20/2017	6.2	6.3	(4)(17)
					6.5	6.6

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Jim N Nicks Management, LLC (21)	Restaurant owner and operator	First lien senior secured revolving loan ($1.2 par due 7/2023)	6.71% (Libor + 5.25%/Q)	7/10/2017	1.2	1.2	(2)(17)
		First lien senior secured revolving loan ($0.5 par due 7/2023)	6.64% (Libor + 5.25%/Q)	7/10/2017	0.5	0.5	(2)(17)
		First lien senior secured loan ($0.6 par due 7/2023)	6.63% (Libor + 5.25%/Q)	7/10/2017	0.6	0.6	(2)(17)
		First lien senior secured loan ($0.6 par due 7/2023)	6.94% (Libor + 5.25%/Q)	7/10/2017	0.6	0.6	(2)(17)
		First lien senior secured loan ($14.1 par due 7/2023)	6.94% (Libor + 5.25%/Q)	7/10/2017	14.1	13.8	(4)(17)
					17.0	16.7
Orion Foods, LLC (8)	Convenience food service retailer	First lien senior secured loan ($1.2 par due 9/2015)	—	4/1/2010	1.2	0.5	(2)(16)
		Second lien senior secured loan ($19.4 par due 9/2015)	—	4/1/2010	—	—	(2)(16)
		Preferred units (10,000 units)		10/28/2010	—	—	(2)
		Class A common units (25,001 units)		4/1/2010	—	—	(2)
		Class B common units (1,122,452 units)		4/1/2010	—	—	(2)
					1.2	0.5
OTG Management, LLC (21)	Airport restaurant operator	First lien senior secured revolving loan ($8.4 par due 8/2021)	9.85% (Libor + 8.50%/Q)	8/26/2016	8.4	8.4	(2)(17)
		First lien senior secured loan ($4.9 par due 8/2021)	9.88% (Libor + 8.50%/Q)	8/26/2016	4.9	4.9	(2)(17)
		First lien senior secured loan ($1.6 par due 8/2021)	9.91% (Libor + 8.50%/Q)	8/26/2016	1.6	1.6	(2)(17)
		First lien senior secured loan ($2.2 par due 8/2021)	9.98% (Libor + 8.50%/Q)	8/26/2016	2.2	2.2	(2)(17)
		First lien senior secured loan ($97.8 par due 8/2021)	9.88% (Libor + 8.50%/Q)	8/26/2016	97.8	97.8	(3)(17)
		Senior subordinated loan ($25.3 par due 2/2022)	17.50% PIK	8/26/2016	25.1	25.3	(2)
		Class A preferred units (3,000,000 units)		8/26/2016	30.0	34.7	(2)
		Common units (3,000,000 units)		1/5/2011	3.0	9.1	(2)
		Warrant to purchase up to 7.73% of common units (expires 6/2018)		6/19/2008	0.1	—	(2)
		Warrant to purchase 0.60% of the common units deemed outstanding (expires 12/2018)		8/29/2016	—	19.9	(2)
					173.1	203.9
Restaurant Holding Company, LLC	Fast food restaurant operator	First lien senior secured loan ($31.7 par due 2/2019)	9.32% (Libor + 7.75%/Q)	3/13/2014	31.6	30.7	(3)(17)
Restaurant Technologies, Inc. (21)	Provider of bulk cooking oil management services to the restaurant and fast food service industries	First lien senior secured revolving loan ($0.2 par due 11/2021)	6.32% (Libor + 4.75%/Q)	11/23/2016	0.2	0.2	(2)(17)(20)
		First lien senior secured revolving loan ($0.4 par due 11/2021)	6.30% (Libor + 4.75%/Q)	11/23/2016	0.4	0.4	(2)(17)(20)
					0.6	0.6
SFE Intermediate Holdco LLC (21)	Provider of outsourced foodservice to K-12 school districts	First lien senior secured revolving loan ($0.8 par due 7/2022)	6.50% (Libor + 5.00%/Q)	7/31/2017	0.8	0.8	(2)(17)
		First lien senior secured loan ($6.8 par due 7/2023)	6.38% (Libor + 5.00%/Q)	7/31/2017	6.7	6.8	(4)(17)
					7.5	7.6
					400.7	388.4		5.47%
Automotive Services

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
A.U.L. Corp. (21)	Provider of vehicle service contracts (“VSCs”) and limited warranties for passenger vehicles	First lien senior secured revolving loan ($0.4 par due 6/2023)	9.00% (Base Rate + 4.50%/Q)	6/7/2017	0.4	0.4	(2)(17)
		First lien senior secured loan ($7.8 par due 6/2023)	6.75% (Libor + 5.00%/Q)	6/7/2017	7.8	7.8	(2)(17)
					8.2	8.2
AEP Holdings, Inc. and Arrowhead Holdco Company	Distributor of non-discretionary, mission-critical aftermarket replacement parts	First lien senior secured loan ($0.1 par due 8/2021)	7.09% (Libor + 5.75%/Q)	7/21/2017	0.1	0.1	(2)(17)
		First lien senior secured loan ($3.0 par due 8/2021)	7.13% (Libor + 5.75%/Q)	7/21/2017	3.0	3.0	(2)(17)
		First lien senior secured loan ($1.5 par due 8/2021)	7.23% (Libor + 5.75%/Q)	7/21/2017	1.5	1.5	(2)(17)
		Common stock (3,467 shares)		8/31/2015	3.5	4.3	(2)
					8.1	8.9
ChargePoint, Inc.	Developer and operator of electric vehicle charging stations	Warrant to purchase up to 809,126 shares of Series E preferred stock (expires 12/2024)		12/30/2014	0.3	2.1	(2)
Dent Wizard International Corporation and DWH Equity Investors, L.P.	Automotive reconditioning services	Second lien senior secured loan ($50.0 par due 10/2020)	10.24% (Libor + 8.75%/Q)	4/7/2015	50.0	50.0	(2)(17)
		Class A common stock (10,000 shares)		4/7/2015	0.2	0.5	(2)
		Class B common stock (20,000 shares)		4/7/2015	0.4	1.0	(2)
					50.6	51.5
Eckler Industries, Inc. (21)	Restoration parts and accessories provider for classic automobiles	First lien senior secured revolving loan ($2.0 par due 12/2017)	—	7/12/2012	2.0	1.5	(2)(16)
		First lien senior secured loan ($6.6 par due 12/2017)	—	7/12/2012	6.6	4.9	(2)(16)
		First lien senior secured loan ($24.3 par due 12/2017)	—	7/12/2012	24.3	18.0	(2)(16)
		Series A preferred stock (1,800 shares)		7/12/2012	1.8	—	(2)
		Common stock (20,000 shares)		7/12/2012	0.2	—	(2)
					34.9	24.4
EcoMotors, Inc.	Engine developer	First lien senior secured loan ($9.4 par due 3/2018)	—	9/1/2015	9.1	0.1	(2)(16)
		Warrant to purchase up to 321,888 shares of Series C preferred stock (expires 12/2022)		12/28/2012	—	—	(2)
		Warrant to purchase up to 70,000 shares of Series C preferred stock (expires 2/2025)		2/24/2015	—	—	(2)
					9.1	0.1
ESCP PPG Holdings, LLC (7)	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	Class A units (3,500,000 units)		12/14/2016	3.5	2.8	(2)
Mavis Tire Supply LLC	Auto parts retailer	First lien senior secured loan ($38.5 par due 10/2020)	6.67% (Libor + 5.25%/Q)	7/26/2017	38.5	38.5	(2)(17)
		First lien senior secured loan ($2.0 par due 10/2020)	6.67% (Libor + 5.25%/Q)	10/18/2017	2.0	2.0	(2)(17)
		First lien senior secured loan ($179.0 par due 10/2020)	6.67% (Libor + 5.25%/Q)	7/26/2017	179.0	179.0	(2)(17)
					219.5	219.5
Simpson Performance Products, Inc.	Provider of motorsports safety equipment	First lien senior secured loan ($10.0 par due 2/2020)	9.25% (Libor + 7.59%/Q)	2/20/2015	10.0	10.0	(2)(17)
		First lien senior secured loan ($18.3 par due 2/2020)	9.25% (Libor + 7.59%/Q)	2/20/2015	18.3	18.3	(3)(17)
					28.3	28.3
SK SPV IV, LLC	Collision repair site operators	Series A common stock (12,500 units)		8/18/2014	0.6	3.2	(2)

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Series B common stock (12,500 units)		8/18/2014	0.6	3.2	(2)
					1.2	6.4
					363.7	352.2		4.96%
Education
Campus Management Acquisition Corp. (7)	Education software developer	Preferred stock (485,159 shares)		2/8/2008	10.5	11.0	(2)
Excelligence Holdings Corp.	Developer, manufacturer and retailer of educational products	First lien senior secured loan ($10.0 par due 4/2023)	7.35% (Libor + 6.00%/Q)	4/17/2017	10.0	9.6	(4)(17)
Flinn Scientific, Inc. and WCI-Quantum Holdings, Inc.	Distributor of instructional products, services and resources	First lien senior secured loan ($32.0 par due 10/2020)	6.50% (Libor + 5.00%/Q)	7/26/2017	32.0	32.0	(2)(17)
		First lien senior secured loan ($38.7 par due 10/2020)	6.37% (Libor + 5.00%/Q)	7/26/2017	38.7	38.7	(2)(17)
		Series A preferred stock (1,272 shares)		10/24/2014	1.0	1.2	(2)
					71.7	71.9
Frontline Technologies Group Holding LLC, Frontline Technologies Blocker Buyer, Inc., Frontline Technologies Holdings, LLC and Frontline Technologies Parent, LLC (21)	Provider of human capital management (“HCM”) and SaaS-based software solutions to employees and administrators of K-12 school organizations	First lien senior secured loan ($39.6 par due 9/2023)	8.09% (Libor + 6.50%/Q)	9/19/2017	39.1	39.0	(2)(17)
		Class A preferred units (4,574 units)		9/18/2017	4.6	4.8
		Class B units (499,050 units)		9/18/2017	—	—
					43.7	43.8
Infilaw Holding, LLC (21)	Operator of for-profit law schools	First lien senior secured revolving loan ($4.5 par due 2/2018)	—	8/25/2011	3.5	—	(2)(16)(20)
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc. (21)	Private school operator	First lien senior secured revolving loan ($11.8 par due 12/2018)	12.50% (Base Rate + 8.00%/Q)	5/18/2017	11.8	11.8	(2)(17)
		First lien senior secured loan ($3.2 par due 12/2018)	10.50% (Libor + 9.00%/Q)	10/31/2015	3.2	3.2	(2)(17)
		Senior preferred series A-1 shares (163,902 shares)		10/31/2015	119.4	25.2	(2)
		Series B preferred stock (1,401,385 shares)		8/5/2010	4.0	—	(2)
		Series C preferred stock (1,994,644 shares)		6/7/2010	0.5	—	(2)
		Series B preferred stock (348,615 shares)		8/5/2010	1.0	—	(2)
		Series C preferred stock (517,942 shares)		6/7/2010	0.1	—	(2)
		Common stock (16 shares)		6/7/2010	—	—	(2)
		Common stock (4 shares)		6/7/2010	—	—	(2)
					140.0	40.2
Liaison Acquisition, LLC (21)	Provider of centralized applications services to educational associations	Second lien senior secured loan ($15.0 par due 8/2023)	10.81% (Libor + 9.25%/Q)	2/9/2017	14.7	15.0	(2)(17)
PIH Corporation and Primrose Holding Corporation (7)(21)	Franchisor of education-based early childhood centers	First lien senior secured revolving loan ($0.6 par due 12/2018)	6.63% (Libor + 5.25%/Q)	12/13/2013	0.6	0.6	(2)(17)
		First lien senior secured revolving loan ($0.4 par due 12/2018)	8.75% (Base Rate + 4.25%/Q)	12/13/2013	0.4	0.4	(2)(17)
		First lien senior secured loan ($1.6 par due 12/2018)	7.07% (Libor + 5.50%/Q)	12/15/2017	1.6	1.6	(2)(17)
		Common stock (7,227 shares)		1/3/2017	10.7	17.8
					13.3	20.4
R3 Education Inc., Equinox EIC Partners LLC and Sierra Education Finance Corp.	Medical school operator	Preferred stock (1,977 shares)		7/30/2008	0.5	0.5	(2)

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Common membership interest (15.76% interest)		9/21/2007	15.8	26.2	(2)
		Warrant to purchase up to 27,890 shares (expires 11/2019)		12/8/2009	—	9.1	(2)
					16.3	35.8
Regent Education, Inc.	Provider of software solutions designed to optimize the financial aid and enrollment processes	Warrant to purchase up to 987 shares of common stock (expires 12/2026)		12/23/2016	—	—	(2)
		Warrant to purchase up to 5,393,194 shares of common stock (expires 12/2026)		12/23/2016	—	—	(2)
					—	—
RuffaloCODY, LLC (21)	Provider of student fundraising and enrollment management services	First lien senior secured revolving loan	—	5/29/2013	—	—	(19)
Severin Acquisition, LLC (21)	Provider of student information system software solutions to the K-12 education market	Second lien senior secured loan ($38.7 par due 7/2022)	10.32% (Libor + 8.75%/Q)	2/1/2017	37.9	38.7	(2)(17)
		Second lien senior secured loan ($3.1 par due 7/2022)	10.57% (Libor + 9.00%/Q)	10/14/2016	3.1	3.1	(17)
		Second lien senior secured loan ($4.2 par due 7/2022)	10.32% (Libor + 8.75%/Q)	10/28/2015	4.1	4.2	(2)(17)
		Second lien senior secured loan ($15.0 par due 7/2022)	10.32% (Libor + 8.75%/Q)	7/31/2015	14.8	15.0	(2)(17)
		Second lien senior secured loan ($3.3 par due 7/2022)	10.82% (Libor + 9.25%/Q)	2/1/2016	3.2	3.3	(2)(17)
		Second lien senior secured loan ($2.8 par due 7/2022)	10.82% (Libor + 9.25%/Q)	8/8/2016	2.8	2.8	(17)
		Second lien senior secured loan ($3.1 par due 7/2022)	10.57% (Libor + 9.00%/Q)	1/3/2017	3.1	3.1	(17)
		Second lien senior secured loan ($5.5 par due 7/2022)	10.32% (Libor + 8.75%/Q)	1/3/2017	5.5	5.5	(2)(17)
		Second lien senior secured loan ($20.0 par due 7/2022)	10.32% (Libor + 8.75%/Q)	1/3/2017	20.0	20.0	(2)(17)
		Second lien senior secured loan ($4.4 par due 7/2022)	10.82% (Libor + 9.25%/Q)	1/3/2017	4.4	4.4	(2)(17)
		Second lien senior secured loan ($2.8 par due 7/2022)	10.82% (Libor + 9.25%/Q)	1/3/2017	2.8	2.8	(17)
					101.7	102.9
					425.4	350.6		4.94%
Wholesale Distribution
DFS Holding Company, Inc.	Distributor of maintenance, repair, and operations parts, supplies, and equipment to the foodservice industry	First lien senior secured loan ($4.7 par due 2/2022)	6.69% (Libor + 5.00%/Q)	3/1/2017	4.7	4.6	(2)(17)
		First lien senior secured loan ($188.7 par due 2/2022)	7.19% (Libor + 5.50%/Q)	7/26/2017	188.7	186.8	(2)(17)
					193.4	191.4
Flow Solutions Holdings, Inc.	Distributor of high value fluid handling, filtration and flow control products	Second lien senior secured loan ($6.0 par due 10/2018)	10.57% (Libor + 9.00%/Q)	12/16/2014	6.0	6.0	(2)(17)
		Second lien senior secured loan ($29.5 par due 10/2018)	10.57% (Libor + 9.00%/Q)	12/16/2014	29.5	29.5	(2)(17)
					35.5	35.5
KHC Holdings, Inc. and Kele Holdco, Inc. (21)	Catalog-based distribution services provider for building automation systems	First lien senior secured revolving loan ($0.7 par due 10/2020)	5.80% (Libor + 4.25%/Q)	1/3/2017	0.7	0.7	(2)(17)
		First lien senior secured loan ($66.2 par due 10/2022)	7.69% (Libor + 6.00%/Q)	1/3/2017	66.2	66.2	(3)(17)
		Common stock (30,000 shares)		1/3/2017	3.1	3.1
					70.0	70.0

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					298.9	296.9		4.18%
Oil and Gas
Moss Creek Resources, LLC	Exploration and production company	Senior subordinated loan ($30.0 par due 4/2022)	9.50% (Libor + 8.00%/Q)	5/5/2017	29.7	30.0	(2)(17)
Penn Virginia Holding Corp.	Exploration and production company	Second lien senior secured loan ($90.1 par due 9/2022)	8.57% (Libor + 7.00%/Q)	9/28/2017	90.1	88.3	(2)(17)
Petroflow Energy Corporation and TexOak Petro Holdings LLC (7)	Oil and gas exploration and production company	First lien senior secured loan ($12.8 par due 6/2019)	3.36% (Libor + 2.00%/Q)	6/29/2016	11.7	12.4	(2)(17)
		Second lien senior secured loan ($24.7 par due 12/2019)	—	6/29/2016	21.9	—	(2)(16)
		Common units (202,000 units)		6/29/2016	11.1	—
					44.7	12.4
VPROP Operating, LLC and Vista Proppants and Logistics, LLC	Sand based proppant producer and distributor to the oil and natural gas industry	First lien senior secured loan ($28.2 par due 8/2021)	10.98% (Libor + 9.50%/Q)	8/1/2017	28.1	28.2	(2)(17)
		First lien senior secured loan ($35.3 par due 8/2021)	10.74% (Libor + 8.50% Cash, 1.00% PIK/Q)	11/9/2017	35.3	35.3	(2)(17)
		First lien senior secured loan ($15.2 par due 3/2021)	10.98% (Libor + 8.50% Cash, 1.00% PIK/Q)	3/1/2017	15.2	15.2	(2)(17)
		First lien senior secured loan ($75.5 par due 3/2021)	10.98% (Libor + 8.50% Cash, 1.00% PIK/Q)	3/1/2017	75.5	75.5	(3)(17)
		Common units (997,864 units)		11/9/2017	9.7	9.7	(2)
					163.8	163.9
					328.3	294.6		4.15%
Containers and Packaging
GS Pretium Holdings, Inc.	Manufacturer and supplier of high performance plastic containers	Common stock (500,000 shares)		6/2/2014	0.5	0.8	(2)
ICSH Parent, Inc. and Vulcan Container Services Holdings, Inc.	Industrial container manufacturer, reconditioner and servicer	Second lien senior secured loan ($63.6 par due 4/2025)	9.38% (Libor + 8.00%/Q)	4/28/2017	62.9	63.6	(2)(17)
		Series A common stock (24,900 shares)		4/28/2017	2.5	3.3	(2)
					65.4	66.9
LBP Intermediate Holdings LLC (21)	Manufacturer of paper and corrugated foodservice packaging	First lien senior secured revolving loan	—	7/10/2015	—	—	(19)
		First lien senior secured loan ($11.8 par due 7/2020)	7.19% (Libor + 5.50%/Q)	7/10/2015	11.8	11.8	(3)(17)
		First lien senior secured loan ($5.0 par due 7/2020)	7.19% (Libor + 5.50%/Q)	7/10/2015	5.0	5.0	(4)(17)
					16.8	16.8
Microstar Logistics LLC, Microstar Global Asset Management LLC, and MStar Holding Corporation	Keg management solutions provider	Second lien senior secured loan ($78.5 par due 12/2018)	9.05% (Libor + 7.50%/Q)	12/14/2012	78.5	78.5	(2)(17)
		Second lien senior secured loan ($54.0 par due 12/2018)	9.05% (Libor + 7.50%/Q)	12/14/2012	54.0	54.0	(3)(17)
		Second lien senior secured loan ($10.0 par due 12/2018)	9.05% (Libor + 7.50%/Q)	12/14/2012	10.0	10.0	(4)(17)
		Common stock (50,000 shares)		12/14/2012	4.0	6.8	(2)
					146.5	149.3
NSI Holdings, Inc. (7)	Manufacturer of plastic containers for the wholesale nursery industry	Series A preferred stock (2,192 shares)		1/3/2017	—	—
Ranpak Corp.	Manufacturer and marketer of paper-based protective packaging systems and materials	Second lien senior secured loan ($13.3 par due 10/2022)	8.75% (Libor + 7.25%/Q)	1/3/2017	12.8	13.3	(2)(17)
					242.0	247.1		3.48%

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Environmental Services
MPH Energy Holdings, LP	Operator of municipal recycling facilities	Limited partnership interest (3.13% interest)		1/8/2014	—	—	(2)
RE Community Holdings GP, LLC and RE Community Holdings, LP	Operator of municipal recycling facilities	Limited partnership interest (2.86% interest)		3/1/2011	—	—	(2)
		Limited partnership interest (2.49% interest)		3/1/2011	—	—	(2)
					—	—
Soil Safe, Inc. and Soil Safe Acquisition Corp. (8)(21)	Provider of soil treatment, recycling and placement services	First lien senior secured revolving loan	—	1/3/2017	—	—	(19)
		First lien senior secured loan ($22.0 par due 1/2020)	8.00% (Libor + 6.25%/Q)	1/3/2017	22.0	22.0	(2)(17)
		Second lien senior secured loan ($12.7 par due 6/2020)	10.75% (Libor + 7.75%/Q)	1/3/2017	12.7	12.7	(2)(17)
		Senior subordinated loan ($36.7 par due 12/2020)	16.50% PIK	1/3/2017	36.7	36.7	(2)
		Senior subordinated loan ($31.5 par due 12/2020)	14.50% PIK	1/3/2017	31.5	31.5	(2)
		Senior subordinated loan ($30.5 par due 12/2020)	—	1/3/2017	11.5	4.0	(16)
		Common stock (810 shares)		1/3/2017	—	—
					114.4	106.9
Storm UK Holdco Limited and Storm US Holdco Inc. (9)(21)	Provider of water infrastructure software solutions for municipalities / utilities and engineering consulting firms	First lien senior secured revolving loan ($0.1 par due 5/2022)	9.00% (Base Rate + 4.50%/Q)	5/5/2017	0.1	0.1	(2)(17)
		First lien senior secured loan ($1.6 par due 5/2023)	6.89% (Libor + 5.50%/Q)	5/5/2017	1.6	1.5	(2)(17)
					1.7	1.6
Waste Pro USA, Inc	Waste management services	Second lien senior secured loan ($75.2 par due 10/2020)	9.05% (Libor + 7.50%/Q)	10/15/2014	75.2	75.2	(3)(17)
					191.3	183.7		2.59%
Printing, Publishing and Media
Connoisseur Media, LLC	Owner and operator of radio stations	First lien senior secured loan ($21.0 par due 6/2019)	7.74% (Libor + 6.38%/Q)	7/26/2017	21.0	20.8	(2)(17)
		First lien senior secured loan ($0.1 par due 6/2019)	9.88% (Base Rate + 5.38%/Q)	7/26/2017	0.1	0.1	(2)(17)
		First lien senior secured loan ($0.7 par due 6/2019)	8.07% (Libor + 6.38%/Q)	7/26/2017	0.7	0.6	(2)(17)
		First lien senior secured loan ($0.3 par due 6/2019)	8.07% (Libor + 6.38%/Q)	7/26/2017	0.3	0.3	(4)(17)
		First lien senior secured loan ($41.4 par due 6/2019)	7.76% (Libor + 6.38%/Q)	7/26/2017	41.4	41.0	(2)(17)
		First lien senior secured loan ($17.8 par due 6/2019)	7.76% (Libor + 6.38%/Q)	7/26/2017	17.8	17.6	(4)(17)
					81.3	80.4
Earthcolor Group, LLC	Printing management services	Limited liability company interests (9.30%)		5/18/2012	—	—
EDS Group (8)(9)	Provider of print and digital services	Common stock (2,432,750 shares)		1/3/2017	—	2.7
Roark-Money Mailer LLC	Marketer, advertiser and distributor of coupons in the mail industry	Membership units (35,000 units)		1/3/2017	—	—
The Teaching Company Holdings, Inc.	Education publications provider	Preferred stock (10,663 shares)		9/29/2006	1.1	2.4	(2)
		Common stock (15,393 shares)		9/29/2006	—	—	(2)
					1.1	2.4
					82.4	85.5		1.20%
Chemicals
AMZ Holding Corp. (21)	Specialty chemicals manufacturer	First lien senior secured loan ($12.2 par due 6/2022)	6.57% (Libor + 5.00%/Q)	6/27/2017	12.2	12.2	(4)(17)

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Genomatica, Inc.	Developer of a biotechnology platform for the production of chemical products	Warrant to purchase 322,422 shares of Series D preferred stock (expires 3/2023)		3/28/2013	—	—	(2)
K2 Pure Solutions Nocal, L.P. (21)	Chemical producer	First lien senior secured revolving loan ($1.5 par due 2/2021)	8.70% (Libor + 7.13%/Q)	8/19/2013	1.5	1.5	(2)(17)
		First lien senior secured loan ($40.0 par due 2/2021)	7.57% (Libor + 6.00%/Q)	8/19/2013	40.0	40.0	(3)(17)
		First lien senior secured loan ($13.0 par due 2/2021)	7.57% (Libor + 6.00%/Q)	8/19/2013	13.0	13.0	(4)(17)
					54.5	54.5
					66.7	66.7		0.94%
Retail
Fashion Holding Luxembourg SCA (Modacin/Camaeiu) (8)(9)	Retailer of women's clothing	Preferred stock (241,776,675 shares)		1/3/2017	—	—
Galls, LLC	Distributor of public safety, private security and defense products in the United States	Second lien senior secured loan ($2.0 par due 8/2021)	9.71% (Libor + 8.25%/Q)	8/25/2017	2.0	2.0	(2)(17)
		Second lien senior secured loan ($7.1 par due 8/2021)	9.85% (Libor + 8.25%/Q)	8/25/2017	7.1	7.1	(2)(17)
		Second lien senior secured loan ($1.9 par due 8/2021)	9.94% (Libor + 8.25%/Q)	8/25/2017	1.9	1.9	(2)(17)
		Second lien senior secured loan ($14.3 par due 8/2021)	9.94% (Libor + 8.25%/Q)	1/3/2017	14.3	14.3	(2)(17)
		Second lien senior secured loan ($26.0 par due 8/2021)	9.94% (Libor + 8.25%/Q)	1/3/2017	26.0	26.0	(2)(17)
					51.3	51.3
Paper Source, Inc. and Pine Holdings, Inc. (21)	Retailer of fine and artisanal paper products	First lien senior secured loan ($9.6 par due 9/2019)	7.94% (Libor + 6.25%/Q)	9/23/2013	9.6	9.4	(4)(17)
		Class A common stock (36,364 shares)		9/23/2013	6.0	3.1	(2)
					15.6	12.5
Things Remembered, Inc. and TRM Holdco Corp. (7)(21)	Personalized gifts retailer	First lien senior secured loan ($12.3 par due 3/2020)	—	8/30/2016	10.5	1.5	(2)(16)
		Common stock (10,631,940 shares)		8/30/2016	6.1	—	(2)
					16.6	1.5
					83.5	65.3		0.92%
Aerospace and Defense
Cadence Aerospace, LLC (21)	Aerospace precision components manufacturer	First lien senior secured revolving loan ($0.7 par due 11/2022)	7.91% (Libor + 6.50%/Q)	11/14/2017	0.7	0.7	(2)(17)(20)
		First lien senior secured loan ($32.5 par due 11/2023)	7.91% (Libor + 6.50%/Q)	11/14/2017	32.2	32.2	(2)(17)
					32.9	32.9
Jazz Acquisition, Inc.	Designer and distributor of aftermarket replacement components to the commercial airlines industry	Second lien senior secured loan ($25.0 par due 6/2022)	8.44% (Libor + 6.75%/Q)	1/3/2017	19.8	22.5	(2)(17)
					52.7	55.4		0.78%
Health Clubs
Athletic Club Holdings, Inc.	Premier health club operator	First lien senior secured loan ($35.0 par due 10/2020)	10.07% (Libor + 8.50%/Q)	10/11/2007	35.0	35.0	(3)(17)
CFW Co-Invest, L.P., NCP Curves, L.P. and Curves International Holdings, Inc.	Health club franchisor	Limited partnership interest (4,152,165 shares)		7/31/2012	4.2	4.4	(2)
		Limited partnership interest (2,218,235 shares)		7/31/2012	2.2	9.7	(2)(9)
		Common stock (1,680 shares)		11/12/2014	—	—	(2)(9)
					6.4	14.1
Movati Athletic (Group) Inc. (9)(21)	Premier health club operator	First lien senior secured loan ($0.3 par due 10/2022)	5.90% (Libor + 4.50%/Q)	10/5/2017	0.3	0.3	(2)(17)

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($3.1 par due 10/2022)	5.91% (Libor + 4.50%/Q)	10/5/2017	3.0	3.0	(2)(17)
					3.3	3.3
					44.7	52.4		0.74%
Farming and Agriculture
QC Supply, LLC (21)	Specialty distributor and solutions provider to the swine and poultry markets	First lien senior secured revolving loan ($4.0 par due 12/2021)	7.57% (Libor + 6.00%/Q)	12/29/2016	4.0	3.9	(2)(17)
		First lien senior secured loan ($2.5 par due 12/2022)	7.57% (Libor + 6.00%/Q)	12/29/2016	2.5	2.4	(2)(17)
		First lien senior secured loan ($11.2 par due 12/2022)	7.57% (Libor + 6.00%/Q)	12/29/2016	11.2	11.0	(2)(17)
		First lien senior secured loan ($14.9 par due 12/2022)	7.57% (Libor + 6.00%/Q)	12/29/2016	14.9	14.6	(4)(17)
					32.6	31.9
					32.6	31.9		0.45%
Hotel Services
Pyramid Management Advisors, LLC and Pyramid Investors, LLC	Hotel Operator	First lien senior secured loan ($3.0 par due 7/2021)	8.69% (Libor + 7.00%/Q)	7/15/2016	3.0	3.0	(2)(17)
		First lien senior secured loan ($19.5 par due 7/2021)	11.37% (Libor + 10.06%/Q)	7/15/2016	19.5	19.5	(3)(17)
		Membership units (996,833 units)		7/15/2016	1.0	0.8	(2)
					23.5	23.3
					23.5	23.3		0.33%
Computers and Electronics
Everspin Technologies, Inc.	Designer and manufacturer of computer memory solutions	Warrant to purchase up to 18,461 shares of common stock (expires 10/2026)		6/5/2015	0.4	—	(5)(24)
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation (8)	Provider of high-speed intelligent document scanning hardware and software	Senior subordinated loan ($8.3 par due 6/2022)	14.00%	1/3/2017	8.1	8.3	(2)
		Senior subordinated loan ($8.3 par due 6/2022)	14.00%	1/3/2017	8.1	8.3	(2)
		Series A preferred stock (66,424,135 shares)		1/3/2017	—	4.5
		Class A common stock (33,173 shares)		1/3/2017	—	—
		Class B common stock (134,214 shares)		1/3/2017	—	—
					16.2	21.1
					16.6	21.1		0.30%
Telecommunications
Adaptive Mobile Security Limited (9)	Developer of security software for mobile communications networks	First lien senior secured loan ($0.9 par due 10/2018)	12.00% (EURIBOR + 8.00% Cash, 2.00% PIK/M)	10/17/2016	0.8	0.8	(2)(17)
		First lien senior secured loan ($0.8 par due 7/2018)	12.00% (EURIBOR + 8.00% Cash, 2.00% PIK/M)	1/16/2015	0.7	0.7	(2)(17)
		First lien senior secured loan ($0.3 par due 10/2018)	12.00% (EURIBOR + 8.00% Cash, 2.00% PIK/M)	1/16/2015	0.3	0.3	(2)(17)
					1.8	1.8
CHL, LTD.	Repair and service solutions provider for cable, satellite and telecommunications based service providers	Warrant to purchase up to 120,000 shares of Series A common stock (expires 5/2020)		1/3/2017	—	—
		Warrant to purchase up to 280,000 shares of Series B common stock (expires 5/2020)		1/3/2017	—	—

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value	Percentage of Net Assets
		Warrant to purchase up to 80,000 shares of Series C common stock (expires 5/2020)		1/3/2017	—	—
					—	—
LTG Acquisition, Inc.	Designer and manufacturer of display, lighting and passenger communication systems for mass transportation markets	Class A membership units (5,000 units)		1/3/2017	5.1	1.7
Startec Equity, LLC (8)	Communication services	Member interest		4/1/2010	—	—
					6.9	3.5	0.05%
Commercial Real Estate Financial
ACAS Real Estate Holdings Corporation (8)	Real estate holding company	Common stock (1,000 shares)		1/3/2017	2.6	2.1
NECCO Realty Investments LLC (8)	Real estate holding company	Membership units (7,450 units)		1/3/2017	—	—
					2.6	2.1	0.03%
Housing and Building Materials
Halex Holdings, Inc. (8)(21)	Manufacturer of flooring installation products	First lien senior secured revolving loan ($1.1 par due 12/2018)		1/24/2017	1.1	—
		Common stock (51,853 shares)		1/3/2017	—	—
					1.1	—
					1.1	—	—%
Total Investments					$11,904.5	$11,840.6	166.83%

Derivative Instruments

Foreign currency forward contracts

Description	Notional Amount to be Purchased	Notional Amount to be sold		Counterparty	Settlement Date	Unrealized Appreciation / (Depreciation)
Foreign currency forward contract	$3	CAD	4	Bank of Montreal	January 4, 2018	$—
Foreign currency forward contract	$8	CAD	10	Bank of Montreal	January 16, 2018	—
Foreign currency forward contract	$81	CAD	103	Bank of Montreal	February 16, 2018	(1)
Foreign currency forward contract	$18		€15	Bank of Montreal	January 16, 2018	—
Foreign currency forward contract	$9		€8	Bank of Montreal	February 15, 2018	—
Foreign currency forward contract	$2		€2	Bank of Montreal	March 15, 2018	—
Foreign currency forward contract	$90	₤	68	Bank of Montreal	February 15, 2018	(2)
Foreign currency forward contract	$12	₤	9	Bank of Montreal	February 16, 2018	—
Total						$(3)

Interest rate swap

Description	Payment Terms		Counterparty	Maturity Date	Notional Amount	Value	Upfront Payments/Receipts	Unrealized Appreciation / (Depreciation)
Interest rate swap	Pay Fixed 2.0642%	Receive Floating One-Month LIBOR of 1.50%	Bank of Montreal	January 4, 2021	$395	$(1)	$—	$(1)
Total								$(1)
____________________________________________________

(1)
Other than the Company’s investments listed in footnote 8 below (subject to the limitations set forth therein), the Company does not “Control” any of its portfolio companies, for the purposes of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In general, under the Investment Company Act, the Company would “Control” a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. All of the Company’s portfolio company investments, which as of December 31, 2017 represented 167% of the Company’s net assets or 96% of the Company’s total assets, are subject to legal restrictions on sales.

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

(7)
As defined in the Investment Company Act, the Company is deemed to be an “Affiliated Person” because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the year ended December 31, 2017 in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to Control) are as follows:

(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
Campus Management Acquisition Corp.	$—	$—	$—	$—	$—	$—	$—	$—	$0.7
Crown Health Care Laundry Services, LLC and Crown Laundry Holdings, LLC	$14.0	$0.8	$—	$1.1	$0.1	$—	$0.2	$—	$1.0
ESCP PPG Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(0.9)
Financial Asset Management Systems, Inc. and FAMS Holdings, Inc.	$3.0	$3.0	$—	$—	$—	$—	$—	$—	$—
Ioxus, Inc	$—	$—	$—	$1.3	$—	$—	$—	$—	$(0.1)
Multi-Ad Services, Inc.	$—	$—	$—	$—	$—	$—	$—	$0.1	$—
NSI Holdings, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
Petroflow Energy Corporation and TexOak Petro Holdings LLC	$—	$2.6	$1.8	$0.4	$—	$—	$—	$0.2	$(4.8)
PIH Corporation and Primrose Holding Corporation	$17.0	$6.2	$—	$—	$—	$1.4	$—	$—	$7.0
Shock Doctor, Inc. and Shock Doctor Holdings, LLC	$—	$—	$—	$10.7	$—	$—	$0.1	$—	$(9.1)
Things Remembered, Inc. and TRM Holdco Corp.	$5.1	$5.0	$0.3	$0.1	$—	$—	$0.1	$—	$(1.9)
UL Holding Co., LLC	$—	$—	$—	$3.3	$—	$—	$—	$—	$6.3

(8)
As defined in the Investment Company Act, the Company is deemed to be both an “Affiliated Person” and “Control” this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the year ended December 31, 2017 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control are as follows:

(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
10th Street, LLC and New 10th Street, LLC	$—	$53.3	$0.6	$2.0	$—	$—	$—	$34.5	$(34.7)
ACAS 2007-1 CLO	$—	$—	$—	$—	$—	$—	$—	$—	$—
ACAS Equity Holdings Corporation	$0.5	$—	$—	$—	$—	$—	$—	$—	$(0.1)
ACAS Real Estate Holdings Corporation	$2.6	$—	$—	$—	$—	$—	$—	$—	$(0.5)
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc.	$—	$—	$—	$0.6	$—	$—	$0.1	$—	$(15.9)
Alcami Holdings, LLC	$273.1	$5.5	$0.3	$29.8	$—	$—	$2.1	$—	$166.8
AllBridge Financial, LLC	$—	$—	$—	$—	$—	$0.4	$—	$—	$(0.4)
Ares IIIR/IVR CLO Ltd.	$—	$5.2	$—	$0.4	$—	$—	$—	$0.5	$0.1
Bellotto Holdings Limited	$193.6	$193.6	$—	$—	$—	$—	$—	$58.1	$—
Callidus Capital Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ciena Capital LLC	$—	$—	$10.0	$0.8	$—	$—	$—	$—	$10.6
CoLTS 2005-1	$—	$—	$—	$—	$—	$—	$—	$—	$—
CoLTS 2005-2	$—	$—	$—	$—	$—	$—	$—	$—	$—
Columbo Midco Limited, Columbo Bidco Limited and Columbo Topco Limited	$27.9	$—	$—	$—	$—	$—	$—	$—	$12.7
Community Education Centers, Inc. and CEC Parent Holdings LLC	$—	$36.2	$38.1	$1.2	$—	$8.4	$0.1	$24.3	$(10.9)
Competitor Group, Inc., Calera XVI, LLC and Champion Parent Corporation	$0.5	$18.6	$42.8	$—	$—	$—	$—	$(20.1)	$17.3
CSHM LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
EDS Group	$11.8	$12.1	$—	$0.4	$—	$—	$—	$3.3	$2.7
ETG Holdings, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
European Capital Private Debt LP	$97.9	$0.3	$97.7	$—	$—	$—	$—	$1.1	$—
European Capital UK SME Debt LP	$46.8	$4.8	$0.8	$—	$—	$—	$—	$0.1	$0.6
Fashion Holding Luxembourg SCA (Modacin/Camaeiu)	$—	$—	$—	$—	$—	$—	$—	$—	$—
FPI Holding Corporation	$0.4	$—	$—	$—	$—	$—	$—	$—	$(1.0)
Garden Fresh Restaurant Corp. and GFRC Holdings LLC	$14.6	$12.3	$18.9	$3.6	$—	$—	$0.2	$—	$2.0
Halex Holdings, Inc.	$1.1	$—	$—	$—	$—	$—	$—	$2.4	$(2.0)
HALT Medical, Inc.	$0.7	$—	$0.6	$—	$—	$—	$—	$—	$—
Hard 8 Games, LLC	$9.4	$—	$9.4	$—	$—	$—	$—	$4.6	$—
HCI Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation	$16.1	$—	$—	$2.4	$—	$—	$0.6	$—	$5.0
Ivy Hill Asset Management, L.P.	$228.6	$155.5	$—	$—	$—	$40.0	$—	$—	$12.8
LLSC Holdings Corporation (dba Lawrence Merchandising Services)	$19.2	$—	$—	$—	$—	$—	$0.2	$—	$(1.0)
Miles 33 (Finance) Limited	$15.2	$1.5	$0.6	$2.0	$—	$—	$—	$0.2	$3.9
Montgomery Lane, LLC and Montgomery Lane, Ltd.	$2.2	$2.3	$—	$—	$—	$—	$—	$1.1	$0.6
MVL Group, Inc.	$—	$0.2	$—	$—	$—	$—	$—	$0.1	$—
Navisun LLC and Navisun Holdings LLC	$2.9	$—	$—	$—	$—	$—	$—	$—	$—
NECCO Holdings, Inc.	$60.4	$41.9	$7.1	$—	$—	$—	$—	$—	$(1.3)
NECCO Realty Investments LLC	$32.7	$27.4	$6.4	$1.2	$—	$—	$—	$13.0	$—
Orion Foods, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
Pillar Processing LLC and PHL Investors, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
Rug Doctor, LLC and RD Holdco Inc.	$30.9	$—	$—	$1.9	$—	$—	$—	$—	$(3.2)
S Toys Holdings LLC (fka The Step2 Company, LLC)	$—	$—	$—	$—	$—	$—	$—	$6.8	$(5.7)
Senior Direct Lending Program, LLC	$221.4	$2.0	$2.1	$52.3	$9.1	$—	$1.5	$—	$—
Senior Secured Loan Fund LLC	$—	$1,938.4	$—	$69.3	$0.9	$—	$4.5	$(17.5)	$24.2
Soil Safe, Inc. and Soil Safe Acquisition Corp.	$110.6	$4.2	$1.0	$13.0	$—	$—	$0.1	$—	$(7.6)
Startec Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
The Greeley Company, Inc. and HCP Acquisition Holdings, LLC	$—	$—	$12.8	$—	$—	$—	$—	$(12.3)	$12.4

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

(9)
Non-U.S. company or principal place of business outside the U.S. and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. Pursuant to Section 55(a) of the Investment Company Act, 12% of the Company’s total assets are represented by investments at fair value and other assets that are considered “non-qualifying assets” as of December 31, 2017.

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

(12)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.75% on $63 aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(13)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.00% on $73 aggregate principal amount of a “first out” tranche of the portfolio company’s first lien senior secured loans, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(14)
The Company sold a participating interest of approximately $9 million of aggregate principal amount of the portfolio company’s second lien senior secured term loan as a “first out” tranche.  As the transaction did not qualify as a “true sale” in accordance with U.S. generally accepted accounting principles, the Company recorded a corresponding $9 million secured borrowing included in “accounts payable and other liabilities” in the accompanying consolidated balance sheet.”

(15)
The Company is entitled to receive a fixed fee upon the occurrence of certain events as defined in the credit agreement governing the Company’s debt investment in the portfolio company. The fair value of such fee is included in the fair value of the debt investment.

(16)	Loan was on non-accrual status as of December 31, 2017.

(17)	Loan includes interest rate floor feature.

(18)
In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from the SDLP’s loan portfolio, after expenses, which may result in a return to the Company greater than the contractual stated interest rate.

(19)
As of December 31, 2017, no amounts were funded by the Company under this first lien senior secured revolving loan; however, there were letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 to the consolidated financial statements for further information on letters of credit commitments related to certain portfolio companies.

(20)
As of December 31, 2017, in addition to the amounts funded by the Company under this first lien senior secured revolving loan, there were also letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 to the consolidated financial statements for further information on letters of credit commitments related to certain portfolio companies.

(21)
As of December 31, 2017, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 7 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

.

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: drawn commitments	Total undrawn commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted undrawn revolving and delayed draw commitments
A.U.L. Corp.	$1.3	$(0.4)	$0.9	$—	$—	$0.9
Accruent, LLC, Accruent Holding, LLC and Athena Parent, Inc.	9.9	(0.7)	9.2	—	—	9.2
Achilles Acquisition LLC	1.1	—	1.1	—	—	1.1
ADCS Billings Intermediate Holdings, LLC	5.0	—	5.0	—	—	5.0
ADF Pizza I LLC	1.3	—	1.3	—	—	1.3
ADG, LLC	13.7	(11.5)	2.2	—	—	2.2
Alcami Holdings, LLC	30.0	(25.6)	4.4	—	—	4.4
American Academy Holdings, LLC	7.0	(0.9)	6.1	—	—	6.1
AMZ Holding Corp.	3.4	—	3.4	—	—	3.4
Bambino CI Inc.	9.6	(1.1)	8.5	—	—	8.5
Benihana, Inc.	3.2	(3.1)	0.1	—	—	0.1
Cadence Aerospace, LLC	14.3	(1.5)	12.8	—	—	12.8
CCS Intermediate Holdings, LLC and CCS Group Holdings, LLC	7.5	(6.4)	1.1	—	—	1.1
Chariot Acquisition, LLC	1.0	—	1.0	—	—	1.0
Chesapeake Research Review, LLC	5.8	(0.6)	5.2	—	—	5.2
Ciena Capital LLC	20.0	(14.0)	6.0	(6.0)	—	—
Clearwater Analytics, LLC	5.0	(0.5)	4.5	—	—	4.5
Command Alkon Incorporated	3.3	(1.6)	1.7	—	—	1.7
Component Hardware Group, Inc	3.7	(1.9)	1.8	—	—	1.8
Cozzini Bros., Inc. and BH-Sharp Holdings LP	16.0	—	16.0	—	—	16.0
Crown Health Care Laundry Services, LLC and Crown Laundry Holdings, LLC	5.0	(2.6)	2.4	—	—	2.4
CST Buyer Company	4.2	—	4.2	—	—	4.2
D4C Dental Brands, Inc.	5.0	—	5.0	—	—	5.0
DCA Investment Holding, LLC	5.8	(0.1)	5.7	—	—	5.7
DecoPac, Inc.	8.1	(2.6)	5.5	—	—	5.5
DFC Global Facility Borrower II LLC	40.0	—	40.0	—	—	40.0
Dorner Holding Corp.	3.3	(1.3)	2.0	—	—	2.0
DRB Holdings, LLC	9.9	—	9.9	—	—	9.9
DTI Holdco, Inc. and OPE DTI Holdings, Inc.	8.8	—	8.8	—	—	8.8
Eckler Industries, Inc.	4.0	(2.0)	2.0	(2.0)	—	—
Emergency Communications Network, LLC	6.5	—	6.5	—	—	6.5
Emerus Holdings, Inc.	2.0	(0.3)	1.7	—	—	1.7
EN Engineering, LLC	5.0	(1.2)	3.8	—	—	3.8
Entertainment Partners, LLC and Entertainment Partners Canada Inc.	28.0	—	28.0	—	—	28.0

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: drawn commitments	Total undrawn commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted undrawn revolving and delayed draw commitments
Foundation Risk Partners, Corp.	19.9	—	19.9	—	—	19.9
FPI Holding Corporation	2.6	—	2.6	—	—	2.6
Frontline Technologies Group Holding LLC	8.4	—	8.4	—	—	8.4
FWR Holding Corporation	3.3	(0.3)	3.0	—	—	3.0
Garden Fresh Restaurant Corp.	7.5	(2.9)	4.6	—	—	4.6
Gentle Communications, LLC	5.0	—	5.0	—	—	5.0
Global Franchise Group, LLC	1.2	—	1.2	—	—	1.2
GraphPAD Software, LLC	1.1	(0.6)	0.5	—	—	0.5
GTCR-Ultra Acquisition, Inc. and GTCR-Ultra Holdings, LLC	2.0	—	2.0	—	—	2.0
HAI Acquisition Corporation	19.0	(4.7)	14.3	—	—	14.3
Halex Holdings, Inc.	2.0	(1.1)	0.9	—	—	0.9
Harvey Tool Company, LLC	35.5	(1.8)	33.7	—	—	33.7
Hojeij Branded Foods, LLC	2.9	—	2.9	—	—	2.9
Hygiena Borrower LLC	5.3	—	5.3	—	—	5.3
Implementation Management Assistance, LLC	24.1	—	24.1	—	—	24.1
Infilaw Holdings, LLC	11.5	(11.5)	—	—	—	—
Instituto de Banca y Comercio, Inc.	11.8	(11.8)	—	—	—	—
iPipeline, Inc.	4.0	—	4.0	—	—	4.0
JDC Healthcare Management, LLC	13.9	(1.5)	12.4	—	—	12.4
Jim N Nicks Management, LLC	9.7	(1.7)	8.0	—	—	8.0
K2 Pure Solutions Nocal, L.P.	5.0	(1.5)	3.5	—	—	3.5
KBHS Acquisition, LLC (d/b/a Alita Care, LLC)	5.0	(1.8)	3.2	—	—	3.2
Key Surgical LLC	2.8	(0.9)	1.9	—	—	1.9
KHC Holdings, Inc.	6.9	(0.7)	6.2	—	—	6.2
Lakeland Tours, LLC	1.9	(1.9)	—	—	—	—
LBP Intermediate Holdings LLC	0.9	(0.1)	0.8	—	—	0.8
Liaison Acquisition, LLC	3.9	—	3.9	—	—	3.9
Massage Envy, LLC	5.0	(0.5)	4.5	—	—	4.5
Massage Envy, LLC and ME Equity LLC	0.6	—	0.6	—	—	0.6
MB2 Dental Solutions, LLC	3.5	(1.3)	2.2	—	—	2.2
McKenzie Sports Products, LLC	4.5	(0.9)	3.6	—	—	3.6
Ministry Brands, LLC	19.5	(10.9)	8.6	—	—	8.6
Movati Athletic (Group) Inc.	2.8	—	2.8	—	—	2.8
MSHC, Inc.	9.8	(0.1)	9.7	—	—	9.7
MW Dental Holding Corp.	10.0	(9.7)	0.3	—	—	0.3
Navisun LLC	42.4	—	42.4	—	—	42.4
NECCO Holdings, Inc.	25.0	(21.7)	3.3	(3.3)	—	—
Niagara Fiber Intermediate Corp.	1.2	(0.9)	0.3	—	—	0.3
Nordco Inc.	12.5	—	12.5	—	—	12.5
NSM Sub Holdings Corp.	5.0	—	5.0	—	—	5.0
OmniSYS Acquisition Corporation, OmniSYS, LLC, and OSYS Holdings, LLC	2.5	—	2.5	—	—	2.5
Osmose Utilities Services, Inc.	6.0	(1.0)	5.0	—	—	5.0
OTG Management, LLC	13.6	(8.4)	5.2	—	—	5.2
Palermo Finance Corporation	1.1	(0.2)	0.9	—	—	0.9
Paper Source, Inc.	3.3	—	3.3	—	—	3.3
Pathway Partners Vet Management Company LLC	2.4	—	2.4	—	—	2.4
PDI TA Holdings, Inc.	12.5	(0.9)	11.6	—	—	11.6
Pegasus Intermediate Holdings, LLC	5.0	—	5.0	—	—	5.0
PIH Corporation and Primrose Holding Corporation	3.3	(1.0)	2.3	—	—	2.3
Practice Insight, LLC	2.9	(0.6)	2.3	—	—	2.3
QC Supply, LLC	24.2	(4.0)	20.2	—	—	20.2
Restaurant Technologies, Inc.	5.4	(1.1)	4.3	—	—	4.3

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: drawn commitments	Total undrawn commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted undrawn revolving and delayed draw commitments
Retriever Medical/Dental Payments LLC	3.5	—	3.5	—	—	3.5
RuffaloCODY, LLC	7.7	(0.2)	7.5	—	—	7.5
Sanders Industries Holdings, Inc.	15.0	—	15.0	—	—	15.0
SCM Insurance Services Inc.	4.3	—	4.3	—	—	4.3
SCSG EA Acquisition Company, Inc.	4.0	—	4.0	—	—	4.0
Severin Acquisition, LLC	2.9	—	2.9	—	—	2.9
SFE Intermediate Holdco LLC	3.8	(0.8)	3.0	—	—	3.0
Shift PPC LLC	3.6	—	3.6	—	—	3.6
Sigma Electric Manufacturing Corporation	10.0	(1.5)	8.5	—	—	8.5
Soil Safe, Inc. and Soil Safe Acquisition Corp.	10.5	(4.6)	5.9	—	—	5.9
Sonny's Enterprises, LLC	1.8	(1.0)	0.8	—	—	0.8
Sparta Systems, Inc.	6.5	—	6.5	—	—	6.5
Storm UK Holdco Limited and Storm US Holdco Inc.	1.1	(0.1)	1.0	—	—	1.0
Teasdale Foods, Inc.	0.8	(0.4)	0.4	—	—	0.4
The Gordian Group, Inc.	1.1	—	1.1	—	—	1.1
Things Remembered, Inc.	2.4	—	2.4	—	—	2.4
Towne Holdings, Inc.	1.0	—	1.0	—	—	1.0
TPTM Merger Corp.	2.5	—	2.5	—	—	2.5
Urgent Cares of America Holdings I, LLC	10.0	—	10.0	—	—	10.0
VistaPharm, Inc.	2.5	—	2.5	—	—	2.5
VLS Recovery Services, LLC	22.1	(1.8)	20.3	—	—	20.3
VRC Companies, LLC	1.9	(0.8)	1.1	—	—	1.1
Woodstream Group, Inc. and Woodstream Corporation	4.7	—	4.7	—	—	4.7
Wrench Group LLC	4.6	—	4.6	—	—	4.6
Zemax, LLC	3.0	—	3.0	—	—	3.0
Zywave, Inc.	11.4	(2.4)	9.0	—	—	9.0
	$881.5	$(201.5)	$680.0	$(11.3)	$—	$668.7

(22)	As of December 31, 2017, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

(in millions) Company	Total private equity commitments	Less: funded private equity commitments	Total unfunded private equity commitments	Less: private equity commitments substantially at the discretion of the Company	Total net adjusted unfunded private equity commitments
Partnership Capital Growth Investors III, L.P.	$5.0	$(4.5)	$0.5	$—	$0.5
PCG-Ares Sidecar Investment, L.P. and PCG-Ares Sidecar Investment II, L.P.	50.0	(12.1)	37.9	(37.9)	—
Piper Jaffray Merchant Banking Fund I, L.P.	2.0	(1.8)	0.2	—	0.2
European Capital UK SME Debt LP	54.0	(44.0)	10.0	(10.0)	—
	$111.0	$(62.4)	$48.6	$(47.9)	$0.7

(23)
As of December 31, 2017, the Company had commitments to co-invest in the SDLP for its portion of the SDLP’s commitment to fund delayed draw loans of up to $19. See Note 4 to the consolidated financial statements for more information on the SDLP.

(24)
Other than the investments noted by this footnote, the fair value of the Company’s investments is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 8 to the consolidated financial statements for more information regarding the fair value of the Company’s investments.

(25)
As of December 31, 2017, the net estimated unrealized loss for federal tax purposes was $0.8 billion based on a tax cost basis of $12.7 billion. As of December 31, 2017, the estimated aggregate gross unrealized loss for federal income tax purposes was $1.3 billion and the estimated aggregate gross unrealized gain for federal income tax purposes was $0.5 billion.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2016
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Investment Funds and Vehicles
HCI Equity, LLC (8)(9)(10)	Investment company	Member interest (100.00% interest)		4/1/2010	$—	$0.1
Imperial Capital Private Opportunities, LP (10)(25)	Investment partnership	Limited partnership interest (80.00% interest)		5/10/2007	4.0	16.8	(2)
Partnership Capital Growth Fund I, L.P. (10)	Investment partnership	Limited partnership interest (25.00% interest)		6/16/2006	—	0.1	(2)
Partnership Capital Growth Investors III, L.P. (10)(25)	Investment partnership	Limited partnership interest (2.50% interest)		10/5/2011	2.7	3.2	(2)
PCG-Ares Sidecar Investment II, L.P. (10)(25)	Investment partnership	Limited partnership interest (100.00% interest)		10/31/2014	7.5	12.5	(2)
PCG-Ares Sidecar Investment, L.P. (10)(25)	Investment partnership	Limited partnership interest (100.00% interest)		5/22/2014	3.4	4.2	(2)
Piper Jaffray Merchant Banking Fund I, L.P. (10)(25)	Investment partnership	Limited partnership interest (2.00% interest)		8/16/2012	1.7	1.5
Senior Direct Lending Program, LLC (8)(10)(27)	Co-investment vehicle	Subordinated certificates ($269.8 par due 12/2036)(21)	9.00% (Libor + 8.00%/Q) (21)	7/27/2016	269.8	269.8
		Member interest (87.50% interest)		7/27/2016	—	—
					269.8	269.8
Senior Secured Loan Fund LLC (8)(11)(26)	Co-investment vehicle	Subordinated certificates ($2,004.0 par due 12/2024)(20)	9.00% (Libor + 8.00%/M) (20)	10/30/2009	1,938.4	1,914.2
		Member interest (87.50% interest)		10/30/2009	—	—
					1,938.4	1,914.2
VSC Investors LLC (10)	Investment company	Membership interest (1.95% interest)		1/24/2008	0.3	1.2	(2)
					2,227.8	2,223.6		43.05%
Healthcare Services
Absolute Dental Management LLC and ADM Equity, LLC	Dental services provider	First lien senior secured loan ($18.8 par due 1/2022)	9.06% (Libor + 8.06%/Q)	1/5/2016	18.8	17.8	(3)(19)
		First lien senior secured loan ($5.0 par due 1/2022)	9.06% (Libor + 8.06%/Q)	1/5/2016	5.0	4.8	(4)(19)
		Class A preferred units (4,000,000 units)		1/5/2016	4.0	0.8	(2)
		Class A common units (4,000,000 units)		1/5/2016	—	0.8	(2)
					27.8	24.2
ADCS Billings Intermediate Holdings, LLC (24)	Dermatology practice	First lien senior secured revolving loan ($1.6 par due 5/2022)	8.50% (Base Rate + 4.75%/Q)	5/18/2016	1.6	1.6	(2)(19)(23)
ADG, LLC and RC IV GEDC Investor LLC (24)	Dental services provider	First lien senior secured revolving loan ($2.0 par due 9/2022)	5.75% (Libor + 4.75%/Q)	9/28/2016	2.0	2.0	(2)(19)
		Second lien senior secured loan ($87.5 par due 3/2024)	10.00% (Libor + 9.00%/Q)	9/28/2016	87.5	87.5	(2)(19)
		Membership units (3,000,000 units)		9/28/2016	3.0	3.0	(2)
					92.5	92.5
Alegeus Technologies Holdings Corp.	Benefits administration and transaction processing provider	Preferred stock (2,997 shares)		12/13/2013	3.1	2.2
		Common stock (3 shares)		12/13/2013	—	—
					3.1	2.2
Argon Medical Devices, Inc.	Manufacturer and marketer of single-use specialty medical devices	Second lien senior secured loan ($9.0 par due 6/2022)	10.50% (Libor + 9.50%/Q)	12/23/2015	8.8	9.0	(2)(19)
AwarePoint Corporation	Healthcare technology platform developer	First lien senior secured loan ($8.8 par due 6/2018)	11.50% (Libor + 10.50%/M)	9/5/2014	8.6	8.8	(2)(19)
		Warrant to purchase up to 3,213,367 shares of Series 1 preferred stock (expires 9/2024)		11/14/2014	—	0.6	(2)
					8.6	9.4
CCS Intermediate Holdings, LLC and CCS Group Holdings, LLC (24)	Correctional facility healthcare operator	First lien senior secured revolving loan ($3.8 par due 7/2019)	5.00% (Libor + 4.00%/Q)	7/23/2014	3.8	3.2	(2)(19)(23)

As of December 31, 2016
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured revolving loan ($1.6 par due 7/2019)	6.75% (Base Rate + 3.00%/Q)	7/23/2014	1.6	1.4	(2)(19)(23)
		First lien senior secured loan ($6.6 par due 7/2021)	5.00% (Libor + 4.00%/Q)	7/23/2014	6.6	5.6	(2)(19)
		Second lien senior secured loan ($135.0 par due 7/2022)	9.38% (Libor + 8.38%/Q)	7/23/2014	134.0	101.3	(2)(19)
		Class A units (601,937 units)		8/19/2010	—	0.1	(2)
					146.0	111.6
Correctional Medical Group Companies, Inc.	Correctional facility healthcare operator	First lien senior secured loan ($3.1 par due 9/2021)	9.38% (Libor + 8.38%/Q)	9/29/2015	3.1	3.0	(2)(19)
		First lien senior secured loan ($48.8 par due 9/2021)	9.38% (Libor + 8.38%/Q)	9/29/2015	48.8	47.8	(3)(19)
					51.9	50.8
D4C Dental Brands HoldCo, Inc. and Bambino Group Holdings, LLC (24)	Dental services provider	Class A preferred units (1,000,000 units)		12/21/2016	1.0	1.0	(2)
DCA Investment Holding, LLC (24)	Multi-branded dental practice management	First lien senior secured revolving loan ($2.1 par due 7/2021)	8.00% (Base Rate + 4.25%/Q)	7/2/2015	2.1	2.0	(2)(19)(23)
		First lien senior secured loan ($18.9 par due 7/2021)	6.25% (Libor + 5.25%/Q)	7/2/2015	18.8	18.5	(4)(19)
					20.9	20.5
DNAnexus, Inc.	Bioinformatics company	First lien senior secured loan ($9.7 par due 10/2018)	9.25% (Libor + 8.25%/M)	3/21/2014	9.5	9.7	(2)(19)
		Warrant to purchase up to 909,092 units of Series C preferred stock (expires 3/2024)		3/21/2014	—	0.1	(2)
					9.5	9.8
Global Healthcare Exchange, LLC and GHX Ultimate Parent Corp.	On-demand supply chain automation solutions provider	Second lien senior secured loan ($47.5 par due 8/2023)	9.75% (Libor + 8.75%/Q)	8/18/2016	46.8	47.5	(2)(19)
		Class A common stock (1,788 shares)		3/11/2014	1.8	1.8	(2)
		Class B common stock (980 shares)		3/11/2014	—	5.5	(2)
					48.6	54.8
Greenphire, Inc. and RMCF III CIV XXIX, L.P (24)	Software provider for clinical trial management	First lien senior secured loan ($1.5 par due 12/2018)	9.00% (Libor + 8.00%/M)	12/19/2014	1.5	1.5	(2)(19)
		First lien senior secured loan ($3.6 par due 12/2018)	9.00% (Libor + 8.00%/M)	12/19/2014	3.6	3.6	(2)(19)
		Limited partnership interest (99.90% interest)		12/19/2014	1.0	1.2	(2)
					6.1	6.3
Hygiena Borrower LLC (24)	Adenosine triphosphate testing technology provider	Second lien senior secured loan ($10.0 par due 8/2023)	10.00% (Libor + 9.00%/Q)	8/26/2016	10.0	10.0	(2)(19)
INC Research Mezzanine Co-Invest, LLC	Pharmaceutical and biotechnology consulting services	Common stock (13,252 shares)		9/27/2010	—	0.7	(2)
Intermedix Corporation	Revenue cycle management provider to the emergency healthcare industry	Second lien senior secured loan ($112.0 par due 6/2020)	9.25% (Libor + 8.25%/Q)	12/27/2012	112.0	108.6	(2)(19)
MC Acquisition Holdings I, LLC	Healthcare professional provider	Class A units (1,338,314 shares)		1/17/2014	1.3	1.2	(2)
MW Dental Holding Corp. (24)	Dental services provider	First lien senior secured revolving loan ($1.5 par due 4/2018)	9.00% (Libor + 7.50%/Q)	4/12/2011	1.5	1.5	(2)(19)
		First lien senior secured loan ($44.9 par due 4/2018)	9.00% (Libor + 7.50%/Q)	4/12/2011	44.9	44.9	(2)(19)
		First lien senior secured loan ($47.3 par due 4/2018)	9.00% (Libor + 7.50%/Q)	4/12/2011	47.3	47.3	(3)(19)
		First lien senior secured loan ($19.5 par due 4/2018)	9.00% (Libor + 7.50%/Q)	4/12/2011	19.5	19.5	(4)(19)
					113.2	113.2

As of December 31, 2016
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
My Health Direct, Inc. (24)	Healthcare scheduling exchange software solution provider	First lien senior secured revolving loan ($0.5 par due 9/2017)	8.75% (Base Rate + 5.00%/M)	9/18/2014	0.5	0.5	(2)(19)
		First lien senior secured loan ($1.3 par due 1/2018)	10.75%	9/18/2014	1.3	1.3	(2)
		Warrant to purchase up to 4,548 shares of Series D preferred stock (expires 9/2024)		9/18/2014	—	—	(2)
					1.8	1.8
New Trident Holdcorp, Inc.	Outsourced mobile diagnostic healthcare service provider	Second lien senior secured loan ($80.0 par due 7/2020)	10.75% (Libor + 9.50%/Q)	8/6/2013	79.1	80.0	(2)(19)
NMSC Holdings, Inc. and ASP NAPA Holdings, LLC	Anesthesia management services provider	Second lien senior secured loan ($72.8 par due 10/2023)	11.00% (Libor + 10.00%/Q)	4/19/2016	72.8	72.8	(2)(19)
		Class A units (25,277 units)		4/19/2016	2.5	2.4	(2)
					75.3	75.2
Nodality, Inc.	Biotechnology company	First lien senior secured loan ($2.3 par due 8/2016)		11/12/2015	2.1	0.4	(2)(18)
		First lien senior secured loan ($10.9 par due 8/2016)		4/25/2014	9.7	2.0	(2)(18)
		Warrant to purchase up to 3,736,255 shares of common stock (expires 3/2026)		3/15/2016	—	—	(2)
					11.8	2.4
NSM Sub Holdings Corp. (24)	Provider of customized mobility, rehab and adaptive seating systems	First lien senior secured revolving loan ($0.6 par due 10/2022)	6.00% (Libor + 5.00%/Q)	10/3/2016	0.6	0.6	(2)(19)
		First lien senior secured revolving loan ($0.3 par due 10/2022)	7.75% (Base Rate + 4.00%/Q)	10/3/2016	0.3	0.3	(2)(19)
					0.9	0.9
nThrive, Inc. (fka Precyse Acquisition Corp.)	Provider of healthcare information management technology and services	Second lien senior secured loan ($10.0 par due 4/2023)	10.75% (Libor + 9.75%/Q)	4/20/2016	9.6	10.0	(2)(19)
OmniSYS Acquisition Corporation, OmniSYS, LLC, and OSYS Holdings, LLC (24)	Provider of technology-enabled solutions to pharmacies	First lien senior secured loan ($5.9 par due 11/2018)	8.50% (Libor + 7.50%/Q)	11/21/2013	5.9	5.9	(4)(19)
		Limited liability company membership interest (1.57%)		11/21/2013	1.0	0.7	(2)
					6.9	6.6
Patterson Medical Supply, Inc.	Distributor of rehabilitation supplies and equipment	Second lien senior secured loan ($78.0 par due 8/2023)	9.50% (Libor + 8.50%/Q)	9/2/2015	76.1	78.0	(2)(19)
PerfectServe, Inc.	Communications software platform provider for hospitals and physician practices	First lien senior secured loan ($9.0 par due 3/2020)	9.00% (Libor + 8.00%/M)	9/15/2015	8.7	9.0	(2)(19)
		First lien senior secured loan ($2.0 par due 6/2020)	9.00% (Libor + 8.00%/M)	9/15/2015	2.0	2.0	(2)(19)
		First lien senior secured loan ($3.0 par due 6/2021)	9.00% (Libor + 8.00%/M)	9/15/2015	3.0	3.0	(2)(19)
		Warrant to purchase up to 28,428 shares of Series C preferred stock (expires 9/2025)		9/15/2015	0.2	0.3	(2)
		Warrant to purchase up to 34,113 units of Series C preferred stock (expires 12/2023)		12/26/2013	—	0.3	(2)
					13.9	14.6
PhyMED Management LLC	Provider of anesthesia services	Second lien senior secured loan ($47.2 par due 5/2021)	9.75% (Libor + 8.75%/Q)	12/18/2015	46.6	45.8	(2)(19)
Respicardia, Inc.	Developer of implantable therapies to improve cardiovascular health	Warrant to purchase up to 99,094 shares of Series C preferred stock (expires 6/2022)		6/28/2012	—	—	(2)
Sarnova HC, LLC, Tri-Anim Health Services, Inc., and BEMS Holdings, LLC	Distributor of emergency medical service and respiratory products	Second lien senior secured loan ($54.0 par due 7/2022)	10.50% (Libor + 9.50%/Q)	1/29/2016	54.0	54.0	(2)(19)

As of December 31, 2016
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Transaction Data Systems, Inc.	Pharmacy management software provider	Second lien senior secured loan ($7.8 par due 6/2022)	10.00% (Libor + 9.00%/Q)	6/15/2015	7.8	7.8	(2)(19)
		Second lien senior secured loan ($27.5 par due 6/2022)	10.00% (Libor + 9.00%/Q)	6/15/2015	27.5	27.5	(2)(19)
					35.3	35.3
U.S. Anesthesia Partners, Inc.	Anesthesiology service provider	Second lien senior secured loan ($23.5 par due 9/2020)	10.25% (Libor + 9.25%/Q)	12/14/2015	23.5	23.5	(2)(19)
		Second lien senior secured loan ($50.0 par due 9/2020)	10.25% (Libor + 9.25%/Q)	9/24/2014	50.0	50.0	(2)(19)
					73.5	73.5
Urgent Cares of America Holdings I, LLC and FastMed Holdings I, LLC (24)	Operator of urgent care clinics	First lien senior secured loan ($13.9 par due 12/2022)	7.00% (Libor + 6.00%/Q)	12/1/2015	13.9	12.6	(2)(19)
		First lien senior secured loan ($54.2 par due 12/2022)	7.00% (Libor + 6.00%/Q)	12/1/2015	54.2	49.3	(2)(19)
		Preferred units (7,696,613 units)		6/11/2015	7.7	9.4
		Series A common units (2,000,000 units)		6/11/2015	2.0	0.1
		Series C common units (1,026,866 units)		6/11/2015	—	—
					77.8	71.4
Vertice Pharma UK Parent Limited	Manufacturer and distributor of generic pharmaceutical products	Preferred shares (40,662 shares)		12/21/2015	0.4	0.4	(9)
Young Innovations, Inc.	Dental supplies and equipment manufacturer	Second lien senior secured loan ($31.4 par due 7/2019)	10.25% (Libor + 9.25%/Q)	10/18/2016	31.4	31.4	(2)(19)
		Second lien senior secured loan ($55.0 par due 7/2019)	10.25% (Libor + 9.25%/Q)	5/30/2014	55.0	55.0	(2)(19)
					86.4	86.4
					1,312.3	1,263.7		24.47%
Business Services
Accruent, LLC and Athena Parent, Inc. (24)	Real estate and facilities management software provider	First lien senior secured revolving loan ($0.3 par due 5/2022)	8.00% (Base Rate + 4.25%/Q)	5/16/2016	0.3	0.3	(2)(19)
		Second lien senior secured loan ($10.5 par due 11/2022)	12.50% (Base Rate + 8.75%/Q)	9/19/2016	10.5	10.5	(2)(19)
		Second lien senior secured loan ($42.5 par due 11/2022)	10.75% (Libor + 9.75%/Q)	9/19/2016	42.5	42.5	(2)(19)
		Series A preferred stock (778 shares)		9/19/2016	0.8	0.8	(2)
		Common stock (3,000 shares)		5/16/2016	3.0	3.1	(2)
					57.1	57.2
Acrisure, LLC, Acrisure Investors FO, LLC and Acrisure Investors SO, LLC (24)	Retail insurance advisor and brokerage	Second lien senior secured loan ($88.6 par due 11/2024)	10.25% (Libor + 9.25%/Q)	11/22/2016	88.6	88.6	(2)(19)
		Membership interests (8,502,697 units)		11/18/2016	8.5	8.5	(2)
		Membership interests (2,125,674 units)		11/18/2016	2.1	2.1	(2)
					99.2	99.2
Brandtone Holdings Limited (9)	Mobile communications and marketing services provider	First lien senior secured loan ($4.7 par due 11/2018)		5/11/2015	4.5	—	(2)(18)
		First lien senior secured loan ($3.1 par due 2/2019)		5/11/2015	3.0	—	(2)(18)
		Warrant to purchase up to 184,003 units of Series Three participating convertible preferred shares (expires 8/2026)		5/11/2015	—	—	(2)
					7.5	—
CallMiner, Inc.	Provider of cloud-based conversational analytics solutions	Second lien senior secured loan ($2.1 par due 5/2018)	10.50% (Libor + 9.50%/M)	7/23/2014	2.1	2.1	(2)(19)

As of December 31, 2016
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Second lien senior secured loan ($1.2 par due 8/2018)	10.50% (Libor + 9.50%/M)	7/23/2014	1.2	1.2	(2)(19)
		Warrant to purchase up to 2,350,636 shares of Series 1 preferred stock (expires 7/2024)		7/23/2014	—	—	(2)
					3.3	3.3
CIBT Investment Holdings, LLC	Expedited travel document processing services	Class A shares (2,500 shares)		12/15/2011	2.5	5.9	(2)
CMW Parent LLC (fka Black Arrow, Inc.)	Multiplatform media firm	Series A units (32 units)		9/11/2015	—	—	(2)
Command Alkon, Incorporated and CA Note Issuer, LLC	Software solutions provider to the ready-mix concrete industry	Second lien senior secured loan ($10.0 par due 8/2020)	9.25% (Libor + 8.25%/Q)	9/28/2012	10.0	10.0	(2)(19)
		Second lien senior secured loan ($11.5 par due 8/2020)	9.44% (Libor + 8.25%/Q)	9/28/2012	11.5	11.5	(2)(19)
		Second lien senior secured loan ($26.5 par due 8/2020)	9.25% (Libor + 8.25%/Q)	9/28/2012	26.5	26.5	(2)(19)
		Senior subordinated loan ($23.3 par due 8/2021)	14.00% PIK	8/8/2014	23.3	23.3	(2)
					71.3	71.3
Compuware Parent, LLC	Web and mobile cloud performance testing and monitoring services provider	Class A-1 common stock (4,132 units)		12/15/2014	2.3	2.0	(2)
		Class B-1 common stock (4,132 units)		12/15/2014	0.5	0.4	(2)
		Class C-1 common stock (4,132 units)		12/15/2014	0.3	0.3	(2)
		Class A-2 common stock (4,132 units)		12/15/2014	—	—	(2)
		Class B-2 common stock (4,132 units)		12/15/2014	—	—	(2)
		Class C-2 common stock (4,132 units)		12/15/2014	—	—	(2)
					3.1	2.7
Directworks, Inc. and Co-Exprise Holdings, Inc.	Provider of cloud-based software solutions for direct materials sourcing and supplier management for manufacturers	First lien senior secured loan ($1.9 par due 4/2018)	10.25% (Libor + 9.25%/M)	12/19/2014	1.9	1.7	(2)(19)
		Warrant to purchase up to 1,875,000 shares of Series 1 preferred stock (expires 12/2024)		12/19/2014	—	—	(2)
					1.9	1.7
DTI Holdco, Inc. and OPE DTI Holdings, Inc. (24)	Provider of legal process outsourcing and managed services	First lien senior secured loan ($4.2 par due 9/2023)	6.25% (Libor + 5.25%/Q)	9/23/2016	4.1	4.1	(2)(19)
		Class A common stock (7,500 shares)		8/19/2014	7.5	3.8	(2)
		Class B common stock (7,500 shares)		8/19/2014	—	3.8	(2)
					11.6	11.7
Faction Holdings, Inc. and The Faction Group LLC (fka PeakColo Holdings, Inc.) (24)	Wholesaler of cloud-based software applications and services	First lien senior secured revolving loan ($2.0 par due 11/2017)	8.00% (Base Rate + 4.25%/M)	11/3/2014	2.0	2.0	(2)(19)
		First lien senior secured loan ($3.0 par due 12/2019)	9.75% (Libor + 8.75%/M)	12/3/2015	3.0	3.0	(2)(19)
		First lien senior secured loan ($3.2 par due 5/2019)	9.75% (Libor + 8.75%/M)	11/3/2014	3.2	3.2	(2)(19)
		Warrant to purchase up to 1,481 shares of Series A preferred stock (expires 12/2025)		12/3/2015	—	—	(2)
		Warrant to purchase up to 2,037 shares of Series A preferred stock (expires 11/2024)		11/3/2014	0.1	0.1	(2)
					8.3	8.3

As of December 31, 2016
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
First Insight, Inc.	Software company providing merchandising and pricing solutions to companies worldwide	Warrant to purchase up to 122,827 units of Series C preferred stock (expires 3/2024)		3/20/2014	—	—	(2)
iControl Networks, Inc. and uControl Acquisition, LLC	Software and services company for the connected home market	Second lien senior secured loan ($20.0 par due 3/2019)	9.74% (Libor + 8.50%/M)	2/19/2015	19.8	20.2	(2)(17)(19)
		Warrant to purchase up to 385,616 shares of Series D preferred stock (expires 2/2022)		2/19/2015	—	—	(2)
					19.8	20.2
IfByPhone Inc.	Voice-based marketing automation software provider	Warrant to purchase up to 124,300 shares of Series C preferred stock (expires 10/2022)		10/15/2012	0.1	0.1	(2)
Interactions Corporation	Developer of a speech recognition software based customer interaction system	Second lien senior secured loan ($2.3 par due 7/2019)	9.85% (Libor + 8.85%/M)	6/16/2015	2.1	2.3	(19)
		Second lien senior secured loan ($21.1 par due 7/2019)	9.85% (Libor + 8.85%/M)	6/16/2015	20.9	21.1	(5)(19)
		Warrant to purchase up to 68,187 shares of Series G-3 convertible preferred stock (expires 6/2022)		6/16/2015	0.3	0.3	(2)
					23.3	23.7
iPipeline, Inc., Internet Pipeline, Inc. and iPipeline Holdings, Inc. (24)	Provider of SaaS-based software solutions to the insurance and financial services industry	First lien senior secured loan ($46.9 par due 8/2022)	8.25% (Libor + 7.25%/Q)	8/4/2015	46.9	46.9	(3)(19)
		First lien senior secured loan ($14.8 par due 8/2022)	8.25% (Libor + 7.25%/Q)	8/4/2015	14.8	14.8	(4)(19)
		Preferred stock (1,485 shares)		8/4/2015	1.5	2.7	(2)
		Common stock (647,542 shares)		8/4/2015	—	0.1	(2)
					63.2	64.5
IronPlanet, Inc.	Online auction platform provider for used heavy equipment	Warrant to purchase up to 133,333 shares of Series C preferred stock (expires 9/2023)		9/24/2013	0.2	0.1	(2)
Itel Laboratories, Inc. (24)	Data services provider for building materials to property insurance industry	Preferred units (1,798,391 units)		6/29/2012	1.0	1.3	(2)
Market Track Holdings, LLC	Business media consulting services company	Preferred stock (1,685 shares)		12/13/2013	2.2	2.8
		Common stock (16,251 shares)		12/13/2013	2.2	2.8
					4.4	5.6
Maximus Holdings, LLC	Provider of software simulation tools and related services	Warrant to purchase up to 1,050,013 shares of common stock (expires 10/2019)		12/13/2013	—	1.5
Ministry Brands, LLC and MB Parent HoldCo, L.P. (24)	Software and payment services provider to faith-based institutions	First lien senior secured revolving loan ($3.8 par due 12/2022)	6.00% (Libor + 5.00%/Q)	12/2/2016	3.8	3.8	(2)(19)
		First lien senior secured loan ($7.6 par due 12/2022)	6.00% (Libor + 5.00%/Q)	12/2/2016	7.5	7.6	(2)(19)
		Second lien senior secured loan ($90.0 par due 6/2023)	10.25% (Libor + 9.25%/Q)	12/2/2016	89.2	90.0	(2)(19)
		Class A units (500,000 units)		12/2/2016	5.0	5.0	(2)
					105.5	106.4
MVL Group, Inc. (8)	Marketing research provider	Senior subordinated loan ($0.5 par due 7/2012)		4/1/2010	0.2	0.2	(2)(18)
		Common stock (560,716 shares)		4/1/2010	—	—	(2)
					0.2	0.2
NAS, LLC, Nationwide Marketing Group, LLC and Nationwide Administrative Services, Inc.	Buying and marketing services organization for appliance, furniture and consumer electronics dealers	Second lien senior secured loan ($24.1 par due 12/2021)	9.75% (Libor + 8.75%/Q)	6/1/2015	24.1	22.4	(2)(19)

As of December 31, 2016
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
PayNearMe, Inc.	Electronic cash payment system provider	First lien senior secured loan ($10.0 par due 9/2019)	9.50% (Libor + 8.50%/M)	3/11/2016	9.6	10.0	(5)(19)
		Warrant to purchase up to 195,726 shares of Series E preferred stock (expires 3/2023)		3/11/2016	0.2	—	(5)
					9.8	10.0
Pegasus Intermediate Holdings, LLC (24)	Plant maintenance and scheduling process software provider	First lien senior secured loan ($1.3 par due 11/2022)	7.25% (Libor + 6.25%/Q)	11/7/2016	1.3	1.3	(2)(19)
PHL Investors, Inc., and PHL Holding Co. (8)	Mortgage services	Class A common stock (576 shares)		7/31/2012	3.8	—	(2)
Planview, Inc.	Provider of project and portfolio management software	Second lien senior secured loan ($30.0 par due 8/2022)	10.50% (Libor + 9.50%/Q)	8/9/2016	30.0	30.5	(2)(19)
Poplicus Incorporated	Business intelligence and market analytics platform for companies that sell to the public sector	First lien senior secured loan ($5.3 par due 1/2018)		6/25/2015	4.7	2.6	(5)(18)
		Warrant to purchase up to 2,402,991 shares of Series C preferred stock (expires 6/2025)		6/25/2015	0.1	—	(5)
					4.8	2.6
PowerPlan, Inc. and Project Torque Ultimate Parent Corporation	Fixed asset financial management software provider	Second lien senior secured loan ($30.0 par due 2/2023)	10.00% (Libor + 9.00%/Q)	2/23/2015	29.8	30.0	(2)(19)
		Second lien senior secured loan ($50.0 par due 2/2023)	10.00% (Libor + 9.00%/Q)	2/23/2015	49.6	50.0	(3)(19)
		Class A common stock (1,980 shares)		2/23/2015	2.0	—	(2)
		Class B common stock (989,011 shares)		2/23/2015	—	3.8	(2)
					81.4	83.8
Powersport Auctioneer Holdings, LLC	Powersport vehicle auction operator	Common units (1,972 units)		3/2/2012	1.0	1.5	(2)
Project Alpha Intermediate Holding, Inc. and Qlik Parent, Inc.	Provider of data visualization software for data analytics	First lien senior secured loan ($50.4 par due 8/2022)	9.25% (Libor + 8.25%/Q)	8/22/2016	49.7	50.4	(2)(19)
		First lien senior secured loan ($59.9 par due 8/2022)	9.25% (Libor + 8.25%/Q)	8/22/2016	59.0	59.9	(3)(19)
		First lien senior secured loan ($20.0 par due 8/2022)	9.25% (Libor + 8.25%/Q)	8/22/2016	19.7	20.0	(4)(19)
		Class A common shares (7,445 shares)		8/22/2016	7.4	0.1	(2)
		Class B common shares (1,841,609 shares)		8/22/2016	0.1	8.3	(2)
					135.9	138.7
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	0.3	0.3	(2)
Rocket Fuel Inc.	Provider of open and integrated software for digital marketing optimization	Common stock (11,405 shares)		9/9/2014	—	—	(2)
Shift PPC LLC	Digital solutions provider	First lien senior secured loan ($12.5 par due 12/2021)	7.00% (Libor + 6.00%/Q)	12/22/2016	12.5	12.5	(2)(19)
Sonian Inc.	Cloud-based email archiving platform	First lien senior secured loan ($7.5 par due 6/2020)	8.65% (Libor + 7.65%/M)	9/9/2015	7.4	7.5	(5)(17)(19)
		Warrant to purchase up to 169,045 shares of Series C preferred stock (expires 9/2022)		9/9/2015	0.1	0.1	(5)
					7.5	7.6
Talari Networks, Inc.	Networking equipment provider	First lien senior secured loan ($6.0 par due 12/2018)	9.75% (Libor + 8.75%/M)	8/3/2015	5.9	6.0	(5)(19)
		Warrant to purchase up to 421,052 shares of Series D-1 preferred stock (expires 8/2022)		8/3/2015	0.1	0.1	(5)
					6.0	6.1
The Greeley Company, Inc. and HCP Acquisition Holdings, LLC (8)	Healthcare compliance advisory services	Senior subordinated loan ($10.2 par due 3/2017)		3/5/2013	—	0.4	(2)(18)

As of December 31, 2016
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Class A units (14,293,110 units)		6/26/2008	12.8	—	(2)
					12.8	0.4
TraceLink, Inc.	Supply chain management software provider for the pharmaceutical industry	Warrant to purchase up to 283,353 shares of Series A-2 preferred stock (expires 1/2025)		1/2/2015	0.1	2.5	(2)
UL Holding Co., LLC (7)	Manufacturer and distributor of re-refined oil products	Senior subordinated loan ($5.8 par due 5/2020)	10.00% PIK	4/30/2012	1.4	5.4	(2)
		Senior subordinated loan ($0.3 par due 5/2020)		4/30/2012	0.1	0.3	(2)
		Senior subordinated loan ($23.9 par due 5/2020)	10.00% PIK	4/30/2012	5.9	22.4	(2)
		Senior subordinated loan ($2.0 par due 5/2020)		4/30/2012	0.5	1.9	(2)
		Senior subordinated loan ($2.8 par due 5/2020)	10.00% PIK	4/30/2012	0.7	2.6	(2)
		Senior subordinated loan ($0.2 par due 5/2020)		4/30/2012	0.1	0.2	(2)
		Class A common units (533,351 units)		6/17/2011	5.0	—	(2)
		Class B-5 common units (272,834 units)		6/17/2011	2.5	—	(2)
		Class C common units (758,546 units)		4/25/2008	—	—	(2)
		Warrant to purchase up to 719,044 shares of Class A units		5/2/2014	—	—	(2)
		Warrant to purchase up to 28,663 shares of Class B-1 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 57,325 shares of Class B-2 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 29,645 shares of Class B-3 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 80,371 shares of Class B-5 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 59,655 shares of Class B-6 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 1,046,713 shares of Class C units		5/2/2014	—	—	(2)
					16.2	32.8
Velocity Holdings Corp.	Hosted enterprise resource planning application management services provider	Common units (1,713,546 units)		12/13/2013	4.5	2.8
WorldPay Group PLC (9)	Payment processing company	C2 shares (73,974 shares)		10/21/2015	—	—
Zywave, Inc. (24)	Provider of software and technology-enabled content and analytical solutions to insurance brokers	Second lien senior secured loan ($27.0 par due 11/2023)	10.00% (Libor + 9.00%/Q)	11/17/2016	27.0	27.0	(2)(19)
					862.5	867.7		16.80%
Other Services
American Residential Services L.L.C.	Heating, ventilation and air conditioning services provider	Second lien senior secured loan ($67.0 par due 12/2021)	9.00% (Libor + 8.00%/Q)	6/30/2014	66.7	67.0	(2)(19)
Community Education Centers, Inc. and CEC Parent Holdings LLC (8)	Offender re-entry and in-prison treatment services provider	First lien senior secured loan ($13.6 par due 12/2017)	6.25% (Libor + 5.25%/Q)	12/10/2010	13.6	13.6	(2)(13)(19)
		First lien senior secured loan ($0.7 par due 12/2017)	8.00% (Base Rate + 4.25%/Q)	12/10/2010	0.7	0.7	(2)(13)(19)
		Second lien senior secured loan ($21.9 par due 6/2018)	15.89% (Libor + 15.00%/Q)	12/10/2010	21.9	21.9	(2)
		Class A senior preferred units (7,846 units)		3/27/2015	9.4	11.9	(2)

As of December 31, 2016
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Class A junior preferred units (26,154 units)		3/27/2015	20.2	28.5	(2)
		Class A common units (134 units)		3/27/2015	—	—	(2)
					65.8	76.6
Competitor Group, Inc., Calera XVI, LLC and Champion Parent Corporation (8)(24)	Endurance sports media and event operator	First lien senior secured revolving loan ($0.9 par due 11/2018)	5.00% (Libor + 3.75%/Q)	9/29/2016	0.9	0.9	(2)(19)
		First lien senior secured revolving loan ($4.7 par due 11/2018)	5.00% (Libor + 3.75%/Q)	11/30/2012	4.5	4.5	(2)(19)
		First lien senior secured loan ($39.6 par due 11/2018)	5.00% (Libor + 3.75%/Q)	11/30/2012	38.0	38.6	(2)(19)
		Preferred shares (18,875 shares)		3/25/2016	16.0	—	(2)
		Membership units (2,522,512 units)		11/30/2012	2.5	—	(2)
		Common shares (114,000 shares)		3/25/2016	—	—	(2)
					61.9	44.0
Crown Health Care Laundry Services, LLC and Crown Laundry Holdings, LLC (7)(24)	Provider of outsourced healthcare linen management solutions	First lien senior secured revolving loan	-	3/13/2014	—	—	(22)
		First lien senior secured loan ($5.8 par due 12/2021)	7.25% (Libor + 6.25%/Q)	3/13/2014	5.8	5.8	(2)(19)
		First lien senior secured loan ($5.2 par due 12/2021)	7.25% (Libor + 6.25%/Q)	3/13/2014	5.2	5.2	(3)(19)
		Class A preferred units (2,475,000 units)		3/13/2014	2.5	3.0	(2)
		Class B common units (275,000 units)		3/13/2014	0.3	0.3	(2)
					13.8	14.3
Dwyer Acquisition Parent, Inc. and TDG Group Holding Company	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan ($31.5 par due 2/2020)	11.00%	6/12/2015	31.5	31.5	(2)
		Senior subordinated loan ($52.7 par due 2/2020)	11.00%	8/15/2014	52.7	52.7	(2)
		Common stock (32,843 shares)		8/15/2014	3.4	5.0	(2)
					87.6	89.2
Massage Envy, LLC and ME Equity LLC (24)	Franchisor in the massage industry	First lien senior secured revolving loan ($3.5 par due 9/2020)	7.75% (Libor + 6.75%/Q)	9/27/2012	3.5	3.5	(2)(19)
		First lien senior secured loan ($38.9 par due 9/2020)	7.75% (Libor + 6.75%/Q)	9/27/2012	38.9	38.9	(3)(19)
		First lien senior secured loan ($18.9 par due 9/2020)	7.75% (Libor + 6.75%/Q)	9/27/2012	18.9	18.9	(4)(19)
		Common stock (3,000,000 shares)		9/27/2012	3.0	3.3	(2)
					64.3	64.6
McKenzie Sports Products, LLC (24)	Designer, manufacturer and distributor of hunting-related supplies	First lien senior secured loan ($5.5 par due 9/2020)	6.75% (Libor + 5.75%/Q)	9/18/2014	5.5	5.4	(3)(14)(19)
		First lien senior secured loan ($84.5 par due 9/2020)	6.75% (Libor + 5.75%/Q)	9/18/2014	84.5	82.8	(3)(14)(19)
					90.0	88.2
OpenSky Project, Inc. and OSP Holdings, Inc.	Social commerce platform operator	First lien senior secured loan ($0.9 par due 9/2017)	10.00%	6/4/2014	0.9	0.9	(2)
		Warrant to purchase up to 159,496 shares of Series D preferred stock (expires 4/2025)		6/29/2015	—	—	(2)
					0.9	0.9
Osmose Holdings, Inc.	Provider of structural integrity management services to transmission and distribution infrastructure	Second lien senior secured loan ($25.0 par due 8/2023)	8.75% (Libor + 7.75%/Q)	9/3/2015	24.6	24.5	(2)(19)

As of December 31, 2016
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
SocialFlow, Inc.	Social media optimization platform provider	First lien senior secured loan ($4.0 par due 8/2019)	9.50% (Libor + 8.50%/M)	1/29/2016	3.9	4.0	(5)(19)
		Warrant to purchase up to 215,331 shares of Series C preferred stock (expires 1/2026)		1/29/2016	—	—	(5)
					3.9	4.0
Spin HoldCo Inc.	Laundry service and equipment provider	Second lien senior secured loan ($140.0 par due 5/2020)	8.00% (Libor + 7.00%/Q)	5/14/2013	140.0	138.6	(2)(19)
Surface Dive, Inc.	SCUBA diver training and certification provider	Second lien senior secured loan ($31.6 par due 1/2022)	9.00% (Libor + 8.00%/Q)	7/28/2015	31.6	31.6	(2)(19)
		Second lien senior secured loan ($94.1 par due 1/2022)	10.25% (Libor + 9.25%/Q)	1/29/2015	93.8	94.1	(2)(19)
					125.4	125.7
U.S. Security Associates Holdings, Inc	Security guard service provider	Second lien senior secured loan ($25.0 par due 7/2018)	11.00%	11/24/2015	25.0	25.0	(2)
WASH Multifamily Acquisition Inc. and Coinamatic Canada Inc.	Laundry service and equipment provider	Second lien senior secured loan ($3.7 par due 5/2023)	8.00% (Libor + 7.00%/Q)	5/14/2015	3.7	3.7	(2)(19)
		Second lien senior secured loan ($21.3 par due 5/2023)	8.00% (Libor + 7.00%/Q)	5/14/2015	20.9	21.1	(2)(19)
					24.6	24.8
					794.5	787.4		15.25%
Consumer Products
Badger Sportswear Acquisition, Inc.	Provider of team uniforms and athletic wear	Second lien senior secured loan ($50.0 par due 3/2024)	10.00% (Libor + 9.00%/Q)	9/6/2016	49.9	50.0	(2)(19)
Feradyne Outdoors, LLC and Bowhunter Holdings, LLC	Provider of branded archery and bowhunting accessories	First lien senior secured loan ($4.4 par due 3/2019)	4.00% (Libor + 3.00%/Q)	4/24/2014	4.4	4.3	(3)(19)
		First lien senior secured loan ($5.2 par due 3/2019)	4.00% (Libor + 3.00%/Q)	4/24/2014	5.2	5.1	(3)(19)
		First lien senior secured loan ($9.5 par due 3/2019)	6.55% (Libor + 5.55%/Q)	4/24/2014	9.5	9.0	(3)(16)(19)
		First lien senior secured loan ($50.1 par due 3/2019)	6.55% (Libor + 5.55%/Q)	4/24/2014	50.1	47.6	(3)(16)(19)
		Common units (300 units)		4/24/2014	3.7	2.4	(2)
					72.9	68.4
Indra Holdings Corp.	Designer, marketer, and distributor of rain and cold weather products	Second lien senior secured loan ($80.0 par due 11/2021)	8.50% (Libor + 7.50%/Q)	5/1/2014	79.2	60.8	(2)(19)
Plantation Products, LLC, Seed Holdings, Inc. and Flora Parent, Inc.	Provider of branded lawn and garden products	Second lien senior secured loan ($2.0 par due 6/2021)	8.99% (Libor + 7.99%/Q)	12/23/2014	2.0	2.0	(2)(19)
		Second lien senior secured loan ($54.0 par due 6/2021)	8.99% (Libor + 7.99%/Q)	12/23/2014	53.8	54.0	(3)(19)
		Second lien senior secured loan ($10.0 par due 6/2021)	8.99% (Libor + 7.99%/Q)	12/23/2014	10.0	10.0	(4)(19)
		Common stock (30,000 shares)		12/23/2014	3.0	5.2	(2)
					68.8	71.2
SHO Holding I Corporation	Manufacturer and distributor of slip resistant footwear	Second lien senior secured loan ($100.0 par due 4/2023)	9.50% (Libor + 8.50%/Q)	10/27/2015	97.8	99.0	(2)(19)
Shock Doctor, Inc. and Shock Doctor Holdings, LLC (7)	Developer, marketer and distributor of sports protection equipment and accessories	Second lien senior secured loan ($89.4 par due 10/2021)	11.76% (Libor + 10.50%/Q)	4/22/2015	89.4	87.6	(2)(19)
		Class A preferred units (50,000 units)		3/14/2014	5.0	3.8	(2)
		Class C preferred units (50,000 units)		4/22/2015	5.0	3.8	(2)
					99.4	95.2
The Step2 Company, LLC (8)	Toy manufacturer	Common units (1,116,879 units)		4/1/2011	—	6.2
		Class B common units (126,278,000 units)		10/30/2014	—	—	(2)
		Warrant to purchase up to 3,157,895 units		4/1/2010	—	—

As of December 31, 2016
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					—	6.2
Varsity Brands Holding Co., Inc., Hercules Achievement, Inc., Hercules Achievement Holdings, Inc. and Hercules VB Holdings, Inc.	Leading manufacturer and distributor of textiles, apparel & luxury goods	Second lien senior secured loan ($25.0 par due 12/2022)	9.75% (Libor + 8.75%/Q)	10/28/2016	25.0	25.0	(2)(19)
		Second lien senior secured loan ($1.6 par due 12/2022)	9.75% (Libor + 8.75%/Q)	12/11/2014	1.6	1.6	(2)(19)
		Second lien senior secured loan ($54.0 par due 12/2022)	9.75% (Libor + 8.75%/Q)	12/11/2014	53.6	54.0	(3)(19)
		Second lien senior secured loan ($91.7 par due 12/2022)	9.75% (Libor + 8.75%/Q)	12/11/2014	91.0	91.7	(2)(19)
		Common stock (3,353,370 shares)		12/11/2014	3.4	3.7	(2)
		Common stock (3,353,371 shares)		12/11/2014	4.1	4.6	(2)
					178.7	180.6
Wonder Holdings Acquisition Corp.	Developer and marketer of OTC healthcare products	Warrant to purchase up to 1,654,678 shares of common stock (expires 6/2021)		7/27/2011	—	0.8	(2)
		Warrant to purchase up to 941 shares of preferred stock (expires 6/2021)		7/27/2011	—	1.5	(2)
					—	2.3
					646.7	633.7		12.27%
Power Generation
Alphabet Energy, Inc.	Technology developer to convert waste-heat into electricity	First lien senior secured loan ($3.9 par due 8/2017)	14.50% (Libor + 11.50% Cash, 2.00% PIK/M)	12/16/2013	3.8	3.9	(2)(17)(19)
		Series 1B preferred stock (12,976 shares)		6/21/2016	0.2	0.1	(2)
		Warrant to purchase up to 125,000 shares of Series 2 preferred stock (expires 12/2023)		6/30/2016	0.1	0.1	(2)
					4.1	4.1
CEI Kings Mountain Investor, LP	Gas turbine power generation facilities operator	Senior subordinated loan ($32.6 par due 3/2017)	11.00% PIK	3/11/2016	32.6	32.6	(2)
CPV Maryland Holding Company II, LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($44.5 par due 12/2020)	10.00%	8/8/2014	44.5	43.3	(2)
		Warrant to purchase up to 4 units of common stock (expires 8/2018)		8/8/2014	—	0.2	(2)
					44.5	43.5
DESRI VI Management Holdings, LLC	Wind power generation facility operator	Senior subordinated loan ($25.0 par due 12/2021)	9.75%	12/24/2014	25.0	25.0	(2)
		Non-controlling units (10.0 units)		12/24/2014	1.6	1.8	(2)
					26.6	26.8
Green Energy Partners, Stonewall LLC and Panda Stonewall Intermediate Holdings II LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($25.0 par due 11/2021)	6.50% (Libor + 5.50%/Q)	11/13/2014	24.8	24.6	(2)(19)
		Senior subordinated loan ($19.5 par due 12/2021)	8.00% Cash, 5.25% PIK	11/13/2014	19.5	19.2	(2)
		Senior subordinated loan ($91.2 par due 12/2021)	8.00% Cash, 5.25% PIK	11/13/2014	91.2	89.8	(2)
					135.5	133.6
Joule Unlimited Technologies, Inc. and Stichting Joule Global Foundation	Renewable fuel and chemical production developer	First lien senior secured loan ($8.8 par due 10/2018)		3/31/2015	8.5	6.2	(2)(17)(18)
		Warrant to purchase up to 32,051 shares of Series C-2 preferred stock (expires 7/2023)		7/25/2013	—	—	(2)(9)
					8.5	6.2
La Paloma Generating Company, LLC	Natural gas fired, combined cycle plant operator	Second lien senior secured loan ($10.0 par due 2/2020)		2/20/2014	8.8	—	(2)(18)

As of December 31, 2016
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Moxie Liberty LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($34.7 par due 8/2020)	7.50% (Libor + 6.50%/Q)	8/21/2013	34.5	34.7	(2)(19)
Moxie Patriot LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($34.3 par due 12/2020)	6.75% (Libor + 5.75%/Q)	12/19/2013	34.0	34.1	(2)(19)
Noonan Acquisition Company, LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($50.9 par due 10/2017)	10.25%	7/22/2016	50.9	50.9	(2)
Panda Power Annex Fund Hummel Holdings II LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($52.2 par due 1/2017)	13.00% PIK	10/27/2015	52.2	52.2	(2)
Panda Temple Power II, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($19.8 par due 4/2019)	7.25% (Libor + 6.00%/Q)	4/3/2013	19.7	18.0	(2)(19)
Panda Temple Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($24.6 par due 3/2022)	7.25% (Libor + 6.25%/Q)	3/6/2015	23.6	21.4	(2)(19)
PERC Holdings 1 LLC	Operator of recycled energy, combined heat and power, and energy efficiency facilities	Class B common units (21,653,543 units)		10/20/2014	21.7	26.1	(2)
Riverview Power LLC	Natural gas and oil fired power generation facilities operator	First lien senior secured loan ($8.6 par due 12/2021)	7.25% (Base Rate + 3.50%/Q)	12/29/2016	8.6	8.6	(2)(19)
		First lien senior secured loan ($73.6 par due 12/2022)	11.00% (Base Rate + 7.25%/Q)	12/29/2016	73.6	73.6	(2)(19)
					82.2	82.2
					579.4	566.4		10.97%
Restaurants and Food Services
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc. (8)	Restaurant owner and operator	First lien senior secured loan ($3.1 par due 12/2018)	15.00% (Libor + 14.00%/Q)	12/22/2016	3.1	3.1	(2)(19)
		First lien senior secured loan ($29.6 par due 12/2018)		11/27/2006	28.9	20.4	(2)(18)
		First lien senior secured loan ($11.3 par due 12/2018)		11/27/2006	11.0	7.8	(3)(18)
		Promissory note ($25.5 par due 12/2023)		11/27/2006	13.8	—	(2)
		Warrant to purchase up to 23,750 units of Series D common stock (expires 12/2023)		12/18/2013	—	—	(2)
					56.8	31.3
Benihana, Inc. (24)	Restaurant owner and operator	First lien senior secured revolving loan ($0.8 par due 7/2018)	8.25% (Libor + 7.00%/Q)	8/21/2012	0.8	0.8	(2)(19)(23)
		First lien senior secured revolving loan ($0.7 par due 7/2018)	9.50% (Base Rate + 5.75%/Q)	8/21/2012	0.7	0.7	(2)(19)(23)
		First lien senior secured loan ($4.8 par due 1/2019)	8.25% (Libor + 7.00%/Q)	8/21/2012	4.8	4.6	(4)(19)
		First lien senior secured loan ($0.3 par due 1/2019)	8.25% (Libor + 7.00%/Q)	12/28/2016	0.3	0.3	(2)(19)
					6.6	6.4
DineInFresh, Inc.	Meal-delivery provider	First lien senior secured loan ($4.8 par due 7/2018)	9.75% (Libor + 8.75%/M)	12/19/2014	4.7	4.8	(2)(19)
		Warrant to purchase up to 143,079 shares of Series A preferred stock (expires 12/2024)		12/19/2014	—	—	(2)
					4.7	4.8
Garden Fresh Restaurant Corp. (24)	Restaurant owner and operator	First lien senior secured revolving loan	-	10/3/2013	—	—	(22)
		First lien senior secured loan ($40.1 par due 7/2018)	10.50% (Libor + 9.00%/Q)	10/3/2013	40.1	38.1	(2)(19)
		First lien senior secured loan ($1.5 par due 10/2017)	15.50% PIK	11/14/2016	1.5	1.5	(2)
					41.6	39.6

As of December 31, 2016
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Global Franchise Group, LLC and GFG Intermediate Holding, Inc.	Worldwide franchisor of quick service restaurants	First lien senior secured loan ($60.8 par due 12/2019)	10.47% (Libor + 9.47%/Q)	12/18/2014	60.8	60.8	(3)(19)
Heritage Food Service Group, Inc. and WCI-HFG Holdings, LLC	Distributor of repair and replacement parts for commercial kitchen equipment	Second lien senior secured loan ($31.6 par due 10/2022)	9.50% (Libor + 8.50%/Q)	10/20/2015	31.6	31.6	(2)(19)
		Preferred units (3,000,000 units)		10/20/2015	3.0	3.1	(2)
					34.6	34.7
Orion Foods, LLC (8)	Convenience food service retailer	First lien senior secured loan ($1.2 par due 9/2015)		4/1/2010	1.2	0.5	(2)(18)
		Second lien senior secured loan ($19.4 par due 9/2015)		4/1/2010	—	—	(2)(18)
		Preferred units (10,000 units)		10/28/2010	—	—
		Class A common units (25,001 units)		4/1/2010	—	—
		Class B common units (1,122,452 units)		4/1/2010	—	—
					1.2	0.5
OTG Management, LLC (24)	Airport restaurant operator	First lien senior secured loan ($97.8 par due 8/2021)	9.50% (Libor + 8.50%/Q)	8/26/2016	97.8	97.8	(3)(19)
		Senior subordinated loan ($21.2 par due 2/2022)	17.50% PIK	8/26/2016	21.1	21.2	(2)
		Class A preferred units (3,000,000 units)		8/26/2016	30.0	30.9	(2)
		Common units (3,000,000 units)		1/5/2011	3.0	11.0	(2)
		Warrant to purchase up to 7.73% of common units (expires 6/2018)		6/19/2008	0.1	24.2	(2)
		Warrant to purchase 0.60% of the common units deemed outstanding (expires 12/2018)		8/26/2016	—	—	(2)
					152.0	185.1
Restaurant Holding Company, LLC	Fast food restaurant operator	First lien senior secured loan ($34.5 par due 2/2019)	8.75% (Libor + 7.75%/Q)	3/13/2014	34.4	33.8	(3)(19)
Restaurant Technologies, Inc. (24)	Provider of bulk cooking oil management services to the restaurant and fast food service industries	First lien senior secured revolving loan ($0.3 par due 11/2021)	7.50% (Base Rate + 3.75%/Q)	11/23/2016	0.3	0.3	(2)(19)(23)
					393.0	397.3		7.69%
Financial Services
AllBridge Financial, LLC (8)	Asset management services	Equity interests		4/1/2010	—	0.4
Callidus Capital Corporation (8)	Asset management services	Common stock (100 shares)		4/1/2010	3.0	1.7
Ciena Capital LLC (8)(24)	Real estate and small business loan servicer	First lien senior secured revolving loan ($14.0 par due 12/2017)	6.00%	11/29/2010	14.0	14.0	(2)
		Equity interests		11/29/2010	35.0	17.7	(2)
					49.0	31.7
Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($28.0 par due 8/2022)	11.00% (Libor + 9.75%/Q)	5/10/2012	28.0	28.0	(2)(19)
Imperial Capital Group LLC	Investment services	Class A common units (32,369 units)		5/10/2007	7.9	12.2	(2)
		2006 Class B common units (10,605 units)		5/10/2007	—	—	(2)
		2007 Class B common units (1,323 units)		5/10/2007	—	—	(2)
					7.9	12.2
Ivy Hill Asset Management, L.P. (8)(10)	Asset management services	Member interest (100.00% interest)		6/15/2009	171.0	229.2
Javlin Three LLC, Javlin Four LLC, and Javlin Five LLC (10)	Asset-backed financial services company	First lien senior secured loan ($32.1 par due 6/2017)	10.47% (Libor + 10%/Q)	6/24/2014	32.1	32.1	(2)
LSQ Funding Group, L.C. and LM LSQ Investors LLC (10)	Asset based lender	Senior subordinated loan ($30.0 par due 6/2021)	10.50%	6/25/2015	30.0	30.0	(2)

As of December 31, 2016
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Membership units (3,275,000 units)		6/25/2015	3.3	3.3
					33.3	33.3
The Gordian Group, Inc.	Financial services firm	Common stock (526 shares)		11/30/2012	—	—	(2)
					324.3	368.6		7.14%
Manufacturing
Component Hardware Group, Inc. (24)	Commercial equipment	First lien senior secured revolving loan ($1.9 par due 7/2019)	5.50% (Libor + 4.50%/Q)	7/1/2013	1.9	1.9	(2)(19)
		First lien senior secured loan ($8.0 par due 7/2019)	5.50% (Libor + 4.50%/Q)	7/1/2013	8.0	8.0	(4)(19)
					9.9	9.9
Harvey Tool Company, LLC and Harvey Tool Holding, LLC (24)	Cutting tool provider to the metalworking industry	First lien senior secured revolving loan	-	8/13/2015	—	—	(22)
		Senior subordinated loan ($28.1 par due 9/2020)	10.00% Cash, 1.00% PIK	8/13/2015	28.1	28.1	(2)
		Class A membership units (750 units)		3/28/2014	0.9	1.7	(2)
					29.0	29.8
Ioxus, Inc	Energy storage devices	First lien senior secured loan ($0.7 par due 8/2017)	12.00% PIK	8/24/2016	0.7	0.6	(2)
		First lien senior secured loan ($10.2 par due 6/2019)	5.00 % Cash, 7.00% PIK	4/29/2014	10.0	9.7	(2)
		First lien senior secured loan ($0.4 par due 6/2019)		4/29/2014	0.4	0.4	(2)
		Warrant to purchase up to 1,210,235 shares of Series BB preferred stock (expires 8/2026)		1/28/2016	—	—	(2)
		Warrant to purchase up to 3,038,730 shares of common stock (expires 1/2026)		1/28/2016	—	—	(2)
					11.1	10.7
KPS Global LLC	Walk-in cooler and freezer systems	First lien senior secured loan ($27.1 par due 12/2020)	9.67% (Libor + 8.67%/Q)	12/4/2015	27.1	27.1	(2)(19)
MacLean-Fogg Company and MacLean-Fogg Holdings, L.L.C.	Manufacturer and supplier for the power utility and automotive markets worldwide	Senior subordinated loan ($99.9 par due 10/2025)	10.50% Cash, 3.00% PIK	10/31/2013	99.9	99.9	(2)
		Preferred units (70,183 units)	4.50% Cash, 9.25% PIK	10/9/2015	73.5	73.5
					173.4	173.4
Niagara Fiber Intermediate Corp. (24)	Insoluble fiber filler products	First lien senior secured revolving loan ($1.9 par due 5/2018)		5/8/2014	1.8	1.4	(2)(18)
		First lien senior secured loan ($1.4 par due 5/2018)		5/8/2014	1.3	1.0	(2)(18)
		First lien senior secured loan ($13.6 par due 5/2018)		5/8/2014	12.9	10.0	(2)(18)
					16.0	12.4
Nordco Inc.	Railroad maintenance-of-way machinery	First lien senior secured revolving loan	-	8/26/2015	—	—	(22)
Pelican Products, Inc.	Flashlights	Second lien senior secured loan ($40.0 par due 4/2021)	9.25% (Libor + 8.25%/Q)	4/11/2014	40.0	38.0	(2)(19)
Saw Mill PCG Partners LLC	Metal precision engineered components	Common units (1,000 units)		1/30/2007	1.0	—	(2)
SI Holdings, Inc.	Elastomeric parts, mid-sized composite structures, and composite tooling	Common stock (1,500 shares)		5/30/2014	1.5	1.5	(2)
TPTM Merger Corp. (24)	Time temperature indicator products	First lien senior secured revolving loan ($1.3 par due 9/2018)	7.50% (Libor + 6.50%/Q)	9/12/2013	1.3	1.3	(2)(19)
		First lien senior secured loan ($17.0 par due 9/2018)	9.67% (Libor + 8.67%/Q)	9/12/2013	17.0	17.0	(3)(19)
		First lien senior secured loan ($10.0 par due 9/2018)	9.67% (Libor + 8.67%/Q)	9/12/2013	10.0	10.0	(4)(19)
					28.3	28.3

As of December 31, 2016
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					337.3	331.1		6.41%
Containers and Packaging
Charter NEX US Holdings, Inc.	Producer of high-performance specialty films used in flexible packaging	Second lien senior secured loan ($11.8 par due 2/2023)	9.25% (Libor + 8.25%/Q)	2/5/2015	11.7	11.8	(2)(19)
GS Pretium Holdings, Inc.	Manufacturer and supplier of high performance plastic containers	Common stock (500,000 shares)		6/2/2014	0.5	0.8	(2)
ICSH, Inc. (24)	Industrial container manufacturer, reconditioner and servicer	First lien senior secured revolving loan ($1.0 par due 12/2018)	6.75% (Libor + 5.75%/Q)	8/30/2011	1.0	1.0	(2)(19)(23)
		Second lien senior secured loan ($66.0 par due 12/2019)	10.00% (Libor + 9.00%/Q)	12/31/2015	66.0	66.0	(2)(19)
					67.0	67.0
LBP Intermediate Holdings LLC (24)	Manufacturer of paper and corrugated foodservice packaging	First lien senior secured revolving loan	-	7/10/2015	—	—	(22)
		First lien senior secured loan ($12.7 par due 7/2020)	6.50% (Libor + 5.50%/Q)	7/10/2015	12.6	12.7	(3)(19)
					12.6	12.7
Microstar Logistics LLC, Microstar Global Asset Management LLC, and MStar Holding Corporation	Keg management solutions provider	Second lien senior secured loan ($78.5 par due 12/2018)	8.50% (Libor + 7.50%/Q)	12/14/2012	78.5	78.5	(2)(19)
		Second lien senior secured loan ($54.0 par due 12/2018)	8.50% (Libor + 7.50%/Q)	12/14/2012	54.0	54.0	(3)(19)
		Second lien senior secured loan ($10.0 par due 12/2018)	8.50% (Libor + 7.50%/Q)	12/14/2012	10.0	10.0	(4)(19)
		Common stock (50,000 shares)		12/14/2012	4.0	8.1	(2)
					146.5	150.6
					238.3	242.9		4.70%
Food and Beverage
American Seafoods Group LLC and American Seafoods Partners LLC (24)	Harvester and processor of seafood	First lien senior secured loan ($6.9 par due 8/2021)	6.00% (Libor + 5.00%/Q)	8/19/2015	6.9	6.9	(2)(19)
		First lien senior secured loan ($0.1 par due 8/2021)	7.75% (Base Rate + 4.00%/Q)	8/19/2015	0.1	0.1	(2)(19)
		Second lien senior secured loan ($55.0 par due 2/2022)	10.00% (Libor + 9.00%/Q)	8/19/2015	55.0	55.0	(2)(19)
		Class A units (77,922 units)		8/19/2015	0.1	0.1	(2)
		Warrant to purchase up to 7,422,078 Class A units (expires 8/2035)		8/19/2015	7.4	7.8	(2)
					69.5	69.9
Eagle Family Foods Group LLC	Manufacturer and producer of milk products	First lien senior secured loan ($21.6 par due 12/2021)	10.05% (Libor + 9.05%/Q)	8/22/2016	21.6	21.6	(3)(19)
		First lien senior secured loan ($54.8 par due 12/2021)	10.05% (Libor + 9.05%/Q)	12/31/2015	54.4	54.8	(3)(19)
					76.0	76.4
GF Parent LLC	Producer of low-acid, aseptic food and beverage products	Class A preferred units (2,940 units)		5/13/2015	2.9	1.4	(2)
		Class A common units (60,000 units)		5/13/2015	0.1	—	(2)
					3.0	1.4
JWC/KI Holdings, LLC	Foodservice sales and marketing agency	Membership units (5,000 units)		11/16/2015	5.0	6.2	(2)
Kettle Cuisine, LLC	Manufacturer of fresh refrigerated and frozen food products	Second lien senior secured loan ($28.5 par due 2/2022)	10.75% (Libor + 9.75%/Q)	8/21/2015	28.5	28.5	(2)(19)
RF HP SCF Investor, LLC	Branded specialty food company	Membership interest (10.08% interest)		12/22/2016	12.5	12.8	(2)
					194.5	195.2		3.78%
Education

As of December 31, 2016
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Campus Management Acquisition Corp. (7)	Education software developer	Preferred stock (485,159 shares)		2/8/2008	10.5	10.4	(2)
Infilaw Holdings, LLC (24)	Operator of for-profit law schools	First lien senior secured revolving loan ($6.0 par due 2/2018)		8/25/2011	6.0	6.0	(2)(18)(23)
		Series A preferred units (1.25 units)		8/25/2011	125.5	1.3	(2)(18)
		Series A-1 preferred units (0.03 units)		7/29/2016	2.5	2.5	(2)
		Series B preferred units (0.39 units)		10/19/2012	9.2	—	(2)
					143.2	9.8
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	Private school operator	First lien senior secured loan ($2.9 par due 12/2018)	10.50% PIK (Libor + 9.00%/Q)	10/31/2015	2.9	2.9	(2)(19)
		Series B preferred stock (1,750,000 shares)		8/5/2010	5.0	—	(2)
		Series C preferred stock (2,512,586 shares)		6/7/2010	0.7	—	(2)
		Senior preferred series A-1 shares (163,902 shares)		10/31/2015	119.4	47.8	(2)
		Common stock (20 shares)		6/7/2010	—	—	(2)
					128.0	50.7
Lakeland Tours, LLC (24)	Educational travel provider	First lien senior secured revolving loan	-	2/10/2016	—	—	(22)
		First lien senior secured loan ($5.0 par due 2/2022)	5.75% (Libor + 4.75%/Q)	2/10/2016	5.0	5.0	(2)(19)
		First lien senior secured loan ($31.7 par due 2/2022)	10.43% (Libor + 9.43%/Q)	2/10/2016	31.3	31.7	(3)(19)
					36.3	36.7
PIH Corporation (24)	Franchisor of education-based early childhood centers	First lien senior secured revolving loan ($0.6 par due 12/2018)	7.00% (Libor + 6.00%/Q)	12/13/2013	0.6	0.6	(2)(19)
R3 Education Inc., Equinox EIC Partners LLC and Sierra Education Finance Corp.	Medical school operator	Preferred stock (1,977 shares)		7/30/2008	0.5	0.5	(2)
		Common membership interest (15.76% interest)		9/21/2007	15.8	32.4	(2)
		Warrant to purchase up to 27,890 shares (expires 11/2019)		12/8/2009	—	—	(2)
					16.3	32.9
Regent Education, Inc.	Provider of software solutions designed to optimize the financial aid and enrollment processes	First lien senior secured loan ($3.8 par due 1/2021)	12.00% (Libor + 8.00% Cash, 2.00% PIK/M)	7/1/2014	3.7	3.8	(2)(19)
		First lien senior secured loan ($0.1 par due 1/2021)		7/1/2014	0.1	0.1	(2)
		Warrant to purchase up to 987 shares of common stock (expires 12/2026)		12/23/2016	—	—	(2)
		Warrant to purchase up to 5,393,194 shares of common stock (expires 12/2026)		12/23/2016	—	0.1	(2)
					3.8	4.0
RuffaloCODY, LLC (24)	Provider of student fundraising and enrollment management services	First lien senior secured revolving loan		5/29/2013	—	—	(23)
Severin Acquisition, LLC	Provider of student information system software solutions to the K-12 education market	Second lien senior secured loan ($15.0 par due 7/2022)	9.75% (Libor + 8.75%/Q)	7/31/2015	14.8	15.0	(2)(19)
		Second lien senior secured loan ($4.2 par due 7/2022)	9.75% (Libor + 8.75%/Q)	10/28/2015	4.1	4.2	(2)(19)
		Second lien senior secured loan ($3.3 par due 7/2022)	10.25% (Libor + 9.25%/Q)	2/1/2016	3.2	3.3	(2)(19)
		Second lien senior secured loan ($2.8 par due 7/2022)	10.25% (Libor + 9.25%/Q)	8/8/2016	2.8	2.8	(2)(19)

As of December 31, 2016
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Second lien senior secured loan ($3.1 par due 7/2022)	10.00% (Libor + 9.00%/Q)	10/14/2016	3.1	3.1	(2)(19)
					28.0	28.4
WCI-Quantum Holdings, Inc.	Distributor of instructional products, services and resources	Series A preferred stock (1,272 shares)		10/24/2014	1.0	1.3	(2)
					367.7	174.8		3.38%
Automotive Services
AEP Holdings, Inc. and Arrowhead Holdco Company	Distributor of non-discretionary, mission-critical aftermarket replacement parts	First lien senior secured loan ($1.9 par due 8/2021)	7.75% (Libor + 6.75%/Q)	12/14/2016	1.9	1.9	(2)(19)
		Common stock (3,467 shares)		8/31/2015	3.5	3.8	(2)
					5.4	5.7
CH Hold Corp. (24)	Collision repair company	First lien senior secured revolving loan ($1.2 par due 11/2019)	8.00% (Base Rate + 4.25%/Q)	2/24/2016	1.2	1.2	(2)(19)(23)
ChargePoint, Inc.	Developer and operator of electric vehicle charging stations	Second lien senior secured loan ($20.0 par due 8/2020)	9.75% (Libor + 8.75%/M)	12/24/2014	19.5	20.0	(2)(19)
		Warrant to purchase up to 809,126 shares of Series E preferred stock (expires 12/2024)		12/24/2014	0.3	1.5	(2)
					19.8	21.5
Dent Wizard International Corporation and DWH Equity Investors, L.P.	Automotive reconditioning services	Second lien senior secured loan ($50.0 par due 10/2020)	10.25% (Libor + 9.25%/Q)	4/7/2015	50.0	50.0	(3)(19)
		Class A common stock (10,000 shares)		4/7/2015	0.3	0.7	(2)
		Class B common stock (20,000 shares)		4/7/2015	0.7	1.3	(2)
					51.0	52.0
Eckler Industries, Inc. (24)	Restoration parts and accessories provider for classic automobiles	First lien senior secured revolving loan ($2.0 par due 7/2017)	8.75% (Base Rate + 5.00%/Q)	7/12/2012	2.0	1.9	(2)(19)
		First lien senior secured loan ($6.9 par due 7/2017)	7.25% (Libor + 6.00%/Q)	7/12/2012	6.9	6.7	(3)(19)
		First lien senior secured loan ($25.9 par due 7/2017)	7.25% (Libor + 6.00%/Q)	7/12/2012	25.9	25.2	(3)(19)
		Series A preferred stock (1,800 shares)		7/12/2012	1.8	—	(2)
		Common stock (20,000 shares)		7/12/2012	0.2	—	(2)
					36.8	33.8
EcoMotors, Inc.	Engine developer	First lien senior secured loan ($9.8 par due 3/2018)	11.00%	9/1/2015	9.5	7.9	(2)
		Warrant to purchase up to 321,888 shares of Series C preferred stock (expires 12/2022)		12/28/2012	—	—	(2)
		Warrant to purchase up to 70,000 shares of Series C preferred stock (expires 2/2025)		2/24/2015	—	—	(2)
					9.5	7.9
ESCP PPG Holdings, LLC (7)	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	Class A units (3,500,000 units)		12/14/2016	3.5	3.7	(2)
Simpson Performance Products, Inc.	Provider of motorsports safety equipment	First lien senior secured loan ($18.5 par due 2/2020)	9.70% (Libor + 8.70%/Q)	2/20/2015	18.5	18.5	(3)(19)
SK SPV IV, LLC	Collision repair site operators	Series A common stock (12,500 units)		8/18/2014	0.6	2.9	(2)
		Series B common stock (12,500 units)		8/18/2014	0.6	2.9	(2)
					1.2	5.8
TA THI Parent, Inc.	Collision repair company	Series A preferred stock (50,000 shares)		7/28/2014	5.0	14.3	(2)
					151.9	164.4		3.18%

As of December 31, 2016
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Oil and Gas
Lonestar Prospects, Ltd.	Sand proppant producer and distributor to the oil and natural gas industry	First lien senior secured loan ($70.1 par due 9/2018)	8.50% (Libor + 6.50% Cash, 1.00% PIK/Q)	9/18/2014	70.1	70.1	(3)(19)
Petroflow Energy Corporation and TexOak Petro Holdings LLC (7)	Oil and gas exploration and production company	First lien senior secured loan ($16.5 par due 6/2019)	3.00% (Libor + 2.00%/Q)	6/29/2016	16.1	15.0	(2)(19)
		Second lien senior secured loan ($22.6 par due 12/2019)		6/29/2016	21.8	6.6	(2)(18)
		Common units (202,000 units)		6/29/2016	11.1	—
					49.0	21.6
					119.1	91.7		1.78%
Commercial Real Estate Finance
10th Street, LLC and New 10th Street, LLC (8)	Real estate holding company	First lien senior secured loan ($25.6 par due 11/2019)	12.00% Cash, 1.00% PIK	3/31/2014	25.6	25.6	(2)
		Senior subordinated loan ($27.5 par due 11/2019)	12.00% Cash, 1.00% PIK	4/1/2010	27.5	27.5	(2)
		Member interest (10.00% interest)		4/1/2010	0.6	—
		Option (25,000 units)		4/1/2010	—	35.3
					53.7	88.4
					53.7	88.4		1.71%
Aerospace and Defense
Cadence Aerospace, LLC	Aerospace precision components manufacturer	First lien senior secured loan ($4.0 par due 5/2018)	7.00% (Libor + 5.75%/Q)	5/15/2012	4.0	4.0	(4)(19)
		Second lien senior secured loan ($79.7 par due 5/2019)	11.00% (Libor + 9.75%/Q)	5/10/2012	79.7	77.3	(2)(19)
					83.7	81.3
					83.7	81.3		1.57%
Environmental Services
MPH Energy Holdings, LP	Operator of municipal recycling facilities	Limited partnership interest (3.13% interest)		1/8/2014	—	—	(2)
Pegasus Community Energy, LLC	Operator of municipal recycling facilities	Preferred stock (1,000 shares)		3/1/2011	8.8	—	(2)
Waste Pro USA, Inc	Waste management services	Second lien senior secured loan ($75.9 par due 10/2020)	8.50% (Libor + 7.50%/Q)	10/15/2014	75.9	75.9	(3)(19)
					84.7	75.9		1.47%
Chemicals
Genomatica, Inc.	Developer of a biotechnology platform for the production of chemical products	Warrant to purchase 322,422 shares of Series D preferred stock (expires 3/2023)		3/28/2013	—	—	(2)
K2 Pure Solutions Nocal, L.P. (24)	Chemical Producer	First lien senior secured revolving loan ($1.5 par due 2/2021)	8.125% (Libor + 7.125%/Q)	8/19/2013	1.5	1.5	(2)(19)
		First lien senior secured loan ($40.0 par due 2/2021)	7.00% (Libor + 6.00%/Q)	8/19/2013	40.0	40.0	(3)(19)
		First lien senior secured loan ($13.0 par due 2/2021)	7.00% (Libor + 6.00%/Q)	8/19/2013	13.0	13.0	(4)(19)
					54.5	54.5
Kinestral Technologies, Inc.	Designer of adaptive, dynamic glass for the commercial and residential markets	First lien senior secured loan ($8.5 par due 10/2018)	8.75% (Libor + 7.75%/M)	4/22/2014	8.4	8.5	(2)(17)(19)
		Warrant to purchase up to 325,000 shares of Series A preferred stock (expires 4/2024)		4/22/2014	0.1	0.2	(2)
		Warrant to purchase up to 131,883 shares of Series B preferred stock (expires 4/2025)		4/9/2015	—	—	(2)
					8.5	8.7
					63.0	63.2		1.22%
Health Clubs

As of December 31, 2016
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Athletic Club Holdings, Inc.	Premier health club operator	First lien senior secured loan ($35.0 par due 10/2020)	9.50% (Libor + 8.50%/Q)	10/11/2007	35.0	35.0	(3)(19)
CFW Co-Invest, L.P., NCP Curves, L.P. and Curves International Holdings, Inc.	Health club franchisor	Limited partnership interest (4,152,165 shares)		7/31/2012	4.2	0.8	(2)
		Common stock (1,680 shares)		11/12/2014	—	—	(2)(9)
		Limited partnership interest (2,218,235 shares)		7/31/2012	2.2	8.5	(2)(9)
					6.4	9.3
					41.4	44.3		0.86%
Hotel Services
Aimbridge Hospitality, LLC (24)	Hotel operator	First lien senior secured loan ($2.9 par due 10/2018)	8.25% (Libor + 7.00%/Q)	1/7/2016	2.8	2.9	(2)(15)(19)
		First lien senior secured loan ($3.3 par due 10/2018)	8.25% (Libor + 7.00%/Q)	7/15/2015	3.2	3.3	(2)(15)(19)
		First lien senior secured loan ($14.8 par due 10/2018)	8.25% (Libor + 7.00%/Q)	7/15/2015	14.7	14.8	(4)(15)(19)
					20.7	21.0
Pyramid Management Advisors, LLC and Pyramid Investors, LLC	Hotel operator	First lien senior secured loan ($3.0 par due 7/2021)	11.12% (Libor + 10.12%/Q)	7/15/2016	3.0	2.9	(2)(19)
		First lien senior secured loan ($19.5 par due 7/2021)	11.12% (Libor + 10.12%/Q)	7/15/2016	19.5	19.1	(3)(19)
		Membership units (990,369 units)		7/15/2016	1.0	0.7	(2)
					23.5	22.7
					44.2	43.7		0.85%
Wholesale Distribution
Flow Solutions Holdings, Inc.	Distributor of high value fluid handling, filtration and flow control products	Second lien senior secured loan ($6.0 par due 10/2018)	10.00% (Libor + 9.00%/Q)	12/16/2014	6.0	5.3	(2)(19)
		Second lien senior secured loan ($29.5 par due 10/2018)	10.00% (Libor + 9.00%/Q)	12/16/2014	29.5	26.0	(2)(19)
					35.5	31.3
					35.5	31.3		0.61%
Farming and Agriculture
QC Supply, LLC (24)	Specialty distributor and solutions provider to the swine and poultry markets	First lien senior secured revolving loan ($2.3 par due 12/2021)	7.00% (Libor + 6.00%/Q)	12/29/2016	2.3	2.3	(2)(19)
		First lien senior secured loan ($28.9 par due 12/2022)	7.00% (Libor + 6.00%/Q)	12/29/2016	28.9	28.9	(2)(19)
					31.2	31.2
					31.2	31.2		0.60%
Telecommunications
Adaptive Mobile Security Limited (9)	Developer of security software for mobile communications networks	First lien senior secured loan ($1.8 par due 7/2018)	12.00% (Euribor + 9.00% Cash, 1% PIK/M)	1/16/2015	2.0	1.8	(2)(17)(19)
		First lien senior secured loan ($0.5 par due 10/2018)	12.00% (Euribor + 9.00% Cash, 1% PIK/M)	1/16/2015	0.5	0.5	(2)(17)(19)
		First lien senior secured loan ($1.1 par due 10/2018)	12.00% (Euribor + 9.00% Cash, 1% PIK/M)	10/17/2016	1.1	1.1	(2)(17)(19)
					3.6	3.4
American Broadband Holding Company and Cameron Holdings of NC, Inc.	Broadband communication services	Warrant to purchase up to 208 shares (expires 11/2017)		11/7/2007	—	7.2
		Warrant to purchase up to 200 shares (expires 9/2020)		9/1/2010	—	6.9
					—	14.1
Startec Equity, LLC (8)	Communication services	Member interest		4/1/2010	—	—

As of December 31, 2016
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Wilcon Holdings LLC	Communications infrastructure provider	Class A common stock (2,000,000 shares)		12/13/2013	1.8	3.7
					5.4	21.2		0.41%
Retail
Paper Source, Inc. and Pine Holdings, Inc. (24)	Retailer of fine and artisanal paper products	First lien senior secured loan ($9.7 par due 9/2018)	7.25% (Libor + 6.25%/Q)	9/23/2013	9.7	9.7	(4)(19)
		Class A common stock (36,364 shares)		9/23/2013	6.0	5.9	(2)
					15.7	15.6
Things Remembered, Inc. and TRM Holdco Corp. (7)	Personalized gifts retailer	First lien senior secured loan ($11.0 par due 3/2020)		8/30/2016	10.6	3.5	(2)(18)
		Common stock (10,631,940 shares)		8/30/2016	6.1	—	(2)
					16.7	3.5
					32.4	19.1		0.37%
Computers and Electronics
Everspin Technologies, Inc. (24)	Designer and manufacturer of computer memory solutions	First lien senior secured revolving loan ($1.1 par due 6/2017)	7.50% (Base Rate + 7.50%/M)	6/5/2015	1.1	1.1	(5)(19)
		First lien senior secured loan ($7.3 par due 6/2019)	8.75% (Libor + 7.75%/M)	6/5/2015	7.0	7.3	(5)(19)
		Warrant to purchase up to 18,461 shares of common stock (expires 10/2026)		6/5/2015	0.4	0.4	(5)
					8.5	8.8
					8.5	8.8		0.17%
Printing, Publishing and Media
Earthcolor Group, LLC	Printing management services	Limited liability company interests (9.30%)		5/18/2012	—	—
The Teaching Company Holdings, Inc.	Education publications provider	Preferred stock (10,663 shares)		9/29/2006	1.1	3.0	(2)
		Common stock (15,393 shares)		9/29/2006	—	—	(2)
					1.1	3.0
					1.1	3.0		0.06%
Total Investments					$9,034.1	$8,819.9	(29)	170.77%

Derivative Instruments

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation / (Depreciation)
Foreign currency forward contract	$3	€2	Bank of Montreal	January 5, 2017	—
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

**
Together with GE Global Sponsor Finance LLC and General Electric Capital Corporation (together,“GE”), the Company had previously co-invested through the Senior Secured Loan Fund LLC (d/b/a the “Senior Secured Loan Program” or the “SSLP”). The SSLP was capitalized as transactions were completed and all portfolio decisions and generally all other decisions in respect of the SSLP were approved by an investment committee of the SSLP consisting of representatives of the Company and GE (with approval from a representative of each required); therefore, although the Company owned more than 25% of the voting securities of the SSLP, the Company did not believe that it had control over the SSLP (for purposes of the Investment Company Act or otherwise) because, among other things, these “voting securities” did not afford the Company the right to elect directors of the SSLP or any other special rights (see Note 4 to the consolidated financial statements).

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

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: drawn commitments	Total undrawn commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted undrawn revolving and delayed draw commitments
Accruent, LLC	$3.2	$(0.3)	$2.9	$—	$—	$2.9
Acrisure, LLC	9.7	—	9.7	—	—	9.7
ADCS Clinics Intermediate Holdings, LLC	5.0	(1.7)	3.3	—	—	3.3
ADG, LLC	13.7	(2.0)	11.7	—	—	11.7
Aimbridge Hospitality, LLC	2.4	—	2.4	—	—	2.4
American Seafoods Group LLC	22.1	—	22.1	—	—	22.1
Benihana, Inc.	3.2	(2.1)	1.1	—	—	1.1
CCS Intermediate Holdings, LLC	7.5	(7.3)	0.2	—	—	0.2
CH Hold Corp.	5.0	(1.2)	3.8	—	—	3.8
Chariot Acquisition, LLC	1.0	—	1.0	—	—	1.0
Ciena Capital LLC	20.0	(14.0)	6.0	(6.0)	—	—
Clearwater Analytics, LLC	5.0	—	5.0	—	—	5.0
Competitor Group, Inc.	5.7	(5.5)	0.2	—	—	0.2
Component Hardware Group, Inc.	3.7	(1.9)	1.8	—	—	1.8
Crown Health Care Laundry Services, Inc.	17.0	(0.6)	16.4	—	—	16.4
D4C Dental Brands, Inc.	5.0	—	5.0	—	—	5.0
DCA Investment Holding, LLC	5.8	(2.2)	3.6	—	—	3.6
DTI Holdco, Inc. and OPE DTI Holdings, Inc.	8.8	—	8.8	—	—	8.8
Eckler Industries, Inc.	4.0	(2.0)	2.0	—	—	2.0
EN Engineering, L.L.C.	5.0	—	5.0	—	—	5.0
Everspin Technologies, Inc.	4.0	(1.1)	2.9	—	—	2.9
Faction Holdings, Inc.	2.0	(2.0)	—	—	—	—
Garden Fresh Restaurant Corp.	7.0	(2.3)	4.7	—	—	4.7
Gentle Communications, LLC	5.0	—	5.0	—	—	5.0
Greenphire, Inc.	2.0	—	2.0	—	—	2.0
Harvey Tool Company, LLC	0.8	—	0.8	—	—	0.8
Hygiena Borrower LLC	1.9	—	1.9	—	—	1.9
ICSH, Inc.	5.0	(1.8)	3.2	—	—	3.2
Infilaw Holdings, LLC	20.0	(13.6)	6.4	(6.4)	—	—
iPipeline, Inc.	4.0	—	4.0	—	—	4.0
Itel Laboratories, Inc.	2.5	—	2.5	—	—	2.5
K2 Pure Solutions Nocal, L.P.	5.0	(1.5)	3.5	—	—	3.5
Lakeland Tours, LLC	11.9	(0.5)	11.4	—	—	11.4
LBP Intermediate Holdings LLC	0.9	(0.1)	0.8	—	—	0.8
Massage Envy, LLC	5.0	(3.5)	1.5	—	—	1.5
McKenzie Sports Products, LLC	4.5	—	4.5	—	—	4.5
Ministry Brands LLC	29.2	(3.8)	25.4	—	—	25.4
MW Dental Holding Corp.	10.0	(1.5)	8.5	—	—	8.5
My Health Direct, Inc.	1.0	(0.5)	0.5	—	—	0.5
Niagara Fiber Intermediate Corp.	1.9	(1.9)	—	—	—	—
Nordco Inc	11.3	—	11.3	—	—	11.3

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: drawn commitments	Total undrawn commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted undrawn revolving and delayed draw commitments
NSM Sub Holdings Corp.	5.0	(0.8)	4.2	—	—	4.2
OmniSYS Acquisition Corporation	2.5	—	2.5	—	—	2.5
OTG Management, LLC	22.2	—	22.2	—	—	22.2
Paper Source, Inc.	2.5	—	2.5	—	—	2.5
Pegasus Intermediate Holdings, LLC	5.0	—	5.0	—	—	5.0
PIH Corporation	3.3	(0.6)	2.7	—	—	2.7
QC Supply, LLC	28.1	(2.3)	25.8	—	—	25.8
Restaurant Technologies, Inc.	5.4	(0.7)	4.7	—	—	4.7
RuffaloCODY, LLC	7.7	(0.2)	7.5	—	—	7.5
Severin Acquisition, LLC	2.9	—	2.9	—	—	2.9
Shift PPC LLC	1.5	—	1.5	—	—	1.5
Sonny’s Enterprises, LLC	1.8	—	1.8	—	—	1.8
Things Remembered, Inc.	2.8	—	2.8	—	—	2.8
Towne Holdings, Inc.	1.0	—	1.0	—	—	1.0
TPTM Merger Corp.	2.5	(1.3)	1.2	—	—	1.2
Urgent Cares of America Holdings I, LLC	16.0	—	16.0	—	—	16.0
Zemax, LLC	3.0	—	3.0	—	—	3.0
Zywave, Inc.	10.5	—	10.5	—	—	10.5
	$411.4	$(80.8)	$330.6	$(12.4)	$—	$318.2

(25)	As of December 31, 2016, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

(in millions) Portfolio Company	Total private equity commitments	Less: funded private equity commitments	Total unfunded private equity commitments	Less: private equity commitments substantially at the discretion of the Company	Total net adjusted unfunded private equity commitments
Partnership Capital Growth Investors III, L.P.	$5.0	$(4.2)	$0.8	$—	$0.8
PCG-Ares Sidecar Investment, L.P. and PCG-Ares Sidecar Investment II, L.P.	50.0	(10.9)	39.1	(39.1)	—
Piper Jaffray Merchant Banking Fund I, L.P.	2.0	(1.7)	0.3	—	0.3
	$57.0	$(16.8)	$40.2	$(39.1)	$1.1

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions, except per share data)

	Common Stock		Capital in Excess of Par Value	Accumulated Undistributed (Overdistributed) Net Investment Income	Accumulated Undistributed (Overdistributed) Net Realized Gains (Losses) on Investments, Foreign Currency Transactions, Extinguishment of Debt and Other Assets	Net Unrealized Gains (Losses) on Investments, Foreign Currency and Other Transactions	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2014	314	$—	$5,328	$(33)	$(167)	$155	$5,283
Shares issued in connection with dividend reinvestment plan	—	—	6	—	—	—	6
Repurchase of common stock	—	—	(2)	—	—	—	(2)
Net increase in stockholders’ equity resulting from operations	—	—	—	508	117	(246)	379
Dividends declared and payable ($1.57 per share)	—	—	—	(493)	—	—	(493)
Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	(14)	17	(3)	—	—
Balance at December 31, 2015	314	$—	$5,318	$(1)	$(53)	$(91)	$5,173
Repurchases of common stock	—	—	(5)	—	—	—	(5)
Net increase in stockholders’ equity resulting from operations	—	—	—	494	110	(130)	474
Dividends declared and payable ($1.52 per share)	—	—	—	(477)	—	—	(477)
Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	(21)	21	—	—	—
Balance at December 31, 2016	314	$—	$5,292	$37	$57	$(221)	$5,165
Issuance of common stock in connection with the American Capital Acquisition	112	—	1,839	—	—	—	1,839
Deemed contributions from Ares Capital Management (See Note 16)	—	—	54	—	—	—	54
Shares issued in connection with dividend reinvestment plan	—	—	6	—	—	—	6
Issuance of Convertible Unsecured Notes (See Note 5)	—	—	15	—	—	—	15
Net increase in stockholders’ equity resulting from operations	—	—	—	511	20	136	667
Dividends declared and payable ($1.52 per share)	—	—	—	(648)	—	—	(648)
Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	(14)	19	(5)	—	—
Balance at December 31, 2017	426	$—	$7,192	$(81)	$72	$(85)	$7,098

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$667	$474	$379
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Net realized gains on investments and foreign currency transactions	(24)	(110)	(127)
Net unrealized losses (gains) on investments, foreign currency and other transactions	(136)	130	246
Realized losses on extinguishment of debt	4	—	10
Net accretion of discount on investments	(10)	(6)	(4)
Payment-in-kind interest and dividends	(79)	(48)	(24)
Collections of payment-in-kind interest and dividends	65	12	1
Amortization of debt issuance costs	18	14	17
Net accretion of discount on notes payable	6	6	17
Depreciation	1	1	1
Acquisition of American Capital, net of cash acquired	(2,381)	—	—
Proceeds from sales and repayments of investments	7,047	3,711	3,691
Purchases of investments	(7,229)	(3,475)	(3,816)
Changes in operating assets and liabilities:
Interest receivable	28	26	23
Other assets	31	(12)	19
Base management fees payable	10	—	—
Income based fees payable	(5)	1	(2)
Capital gains incentive fees payable	41	(4)	(51)
Accounts payable and other liabilities	(122)	(6)	(24)
Interest and facility fees payable	20	(7)	4
Net cash provided by (used in) operating activities	(2,048)	707	360
FINANCING ACTIVITIES:
Borrowings on debt	12,209	9,855	3,895
Repayments and repurchases of debt	(11,228)	(10,104)	(3,698)
Debt issuance costs	(37)	(10)	(6)
Dividends paid	(642)	(477)	(487)
Repurchases of common stock	—	(5)	(2)
Net proceeds from issuance of common stock	1,839	—	—
Net cash provided by (used in) financing activities	2,141	(741)	(298)
CHANGE IN CASH AND CASH EQUIVALENTS	93	(34)	62
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	223	257	195
CASH AND CASH EQUIVALENTS, END OF PERIOD	$316	$223	$257
Supplemental Information:
Interest paid during the period	$171	$168	$181
Taxes, including excise tax, paid during the period	$24	$18	$16
Dividends declared and payable during the period	$648	$477	$493

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2017
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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The application of this guidance will not have a material impact on the Company’s consolidated financial statements.

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

The base management fee is calculated at an annual rate of 1.5% based on the average value of the Company’s total assets (other than cash or cash equivalents, but including assets purchased with borrowed funds) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears.

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

In connection with the Company's acquisition of American Capital, Ltd., a Delaware corporation (“American Capital”) (the “American Capital Acquisition”), Ares Capital Management agreed to waive, for each of the first ten calendar quarters beginning with the second quarter of 2017, the lesser of (x) $10 of income based fees and (y) the amount of income based fees for such quarter, in each case, to the extent earned and payable by the Company in such quarter pursuant to and as calculated under the Company's investment advisory and management agreement (the “Fee Waiver”). See Note 16 for additional information regarding the American Capital Acquisition.

The capital gains incentive fee is determined and payable in arrears as of the end of each calendar year (or, upon termination of the investment advisory and management agreement, as of the termination date) and is calculated at the end of each applicable year by subtracting (a) the sum of the Company’s cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (b) the Company’s cumulative aggregate realized capital gains, in each case calculated from October 8, 2004 (the date the Company completed its initial public offering). Realized capital gains and losses include gains and losses on investments and foreign currencies, gains and losses on extinguishment of debt and from other assets, as well as any income tax and other expenses related to cumulative aggregate realized gains and losses. If such amount is positive at the end of such year, then the capital gains incentive fee for such year is equal to 20% of such amount, less the aggregate amount of capital gains incentive fees paid in all prior years. If such amount is negative, then there is no capital gains incentive fee for such year.

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

There was no capital gains incentive fee earned by the Company’s investment adviser as calculated under the investment advisory and management agreement (as described above) for the years ended December 31, 2017, 2016 and 2015. However, in accordance with GAAP, the Company had cumulatively accrued a capital gains incentive fee of $79 as of December 31, 2017, of which $79 is not currently due under the investment advisory and management agreement. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation, net of any expense associated with cumulative unrealized capital depreciation or appreciation. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 20% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods. As of December 31, 2017, the Company has paid capital gains incentive fees since inception totaling $57. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

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

For the year ended December 31, 2017, base management fees were $171 and income based fees were $134. The income based fees for the year ended December 31, 2017 were net of the Fee Waiver of $30. For the year ended December 31, 2017, the capital gains incentive fees calculated in accordance with GAAP was $41. For the year ended December 31, 2017, $11 of capital gains incentive fees calculated in accordance with GAAP was recorded in connection with the American Capital Acquisition as a result of the fair value of the net assets acquired exceeding the fair value of the merger consideration paid by the Company. See Note 16 for additional information regarding the American Capital Acquisition. For the year ended December 31, 2016, base management fees were $137 and income based fees were $123. For the year ended December 31, 2016, the reduction in capital gains incentive fees calculated in accordance with GAAP was $5. For the year ended December 31, 2015, base management fees were $134 and income based fees were $121. For the year ended December 31, 2015, the capital gains incentive fees calculated in accordance with GAAP was $27.

The services of all investment professionals and staff of the Company’s investment adviser, when and to the extent engaged in providing investment advisory and management services to the Company and routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Company’s investment adviser. The Company bears all other costs and expenses of its operations and transactions, including, but not limited to, those relating to: rent for the offices in which the Company operates, including rent expenses for investment activities of the Company (see Note 7); organization; calculation of the Company’s net asset value (including, but not limited to, the cost and expenses of any independent valuation firm); expenses incurred by the Company’s investment adviser payable to third parties, including agents, consultants or other advisers, in monitoring the Company’s financial and legal affairs and in monitoring the Company’s investments (including the cost of consultants hired to develop information technology systems designed to monitor the Company’s investments) and performing due diligence on the Company’s prospective portfolio companies; interest payable on indebtedness, if any, incurred to finance the Company’s investments (including payments to third party vendors for financial information services); offerings of the Company’s common stock and other securities; investment advisory and management fees; administration fees; fees payable to third parties, including agents, consultants or other advisers, relating to, or associated with, evaluating and making investments regardless of whether such transactions are ultimately consummated; costs of marketing; transfer agent and custodial fees; registration fees; listing fees; taxes; independent directors’ fees and expenses; costs of preparing and filing reports or other documents with the SEC; the costs of any reports, proxy statements or other notices to stockholders, including printing costs; to the extent the Company is covered by any joint insurance policies, the Company’s allocable portion of the insurance premiums for such policies; direct costs and expenses of administration, including auditor and legal costs; and all other expenses incurred by the Company or its administrator in connection with administering the Company’s business as described in more detail under “Administration Agreement” below.

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

For the years ended December 31, 2017, 2016 and 2015, the Company incurred $12, $14 and $14 in administrative fees, respectively. In addition, for the year ended December 31, 2017, the Company incurred an additional $8 in administrative fees related to the integration of the American Capital Acquisition. These acquisition-related expenses are included in “professional fees and other costs related to the American Capital Acquisition” in the consolidated statement of operations. As of December 31, 2017, $4 of the administrative fees were unpaid and included in “accounts payable and other liabilities” in the accompanying consolidated balance sheet.

4.     INVESTMENTS

As of December 31, 2017 and 2016, investments consisted of the following:

	As of December 31,
	2017		2016
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans	$5,337	$5,197	$2,102	$2,036
Second lien senior secured loans	3,885	3,744	3,069	2,987
Subordinated certificates of the SDLP (2)	487	487	270	270
Subordinated certificates of the SSLP (3)	—	—	1,938	1,914
Senior subordinated loans	978	995	692	714
Collateralized loan obligations	115	114	—	—
Preferred equity securities	485	532	505	273
Other equity securities	618	772	458	626
Total	$11,905	$11,841	$9,034	$8,820
________________________________________

(1)	The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, if any.

(2)
The proceeds from these certificates were applied to co-investments with Varagon and its clients to fund first lien senior secured loans to 19 and 14 different borrowers as of December 31, 2017 and 2016, respectively.

(3)	The proceeds from these certificates were applied to co-investments with GE to fund first lien senior secured loans to 19 different borrowers as of December 31, 2016.

The industrial and geographic compositions of the Company’s portfolio at fair value as of December 31, 2017 and 2016 were as follows:

	As of December 31,
	2017	2016
Industry
Healthcare Services	22.5%	14.3%
Business Services	19.2	9.8
Consumer Products	6.8	7.2
Other Services	6.2	8.9
Manufacturing	6.0	3.8
Investment Funds and Vehicles(1)	5.8	25.2
Financial Services	4.3	4.2
Food and Beverage	4.3	2.2
Power Generation	3.6	6.4
Restaurants and Food Services	3.3	4.5
Automotive Services	3.0	1.9
Education	3.0	2.0
Wholesale Distribution	2.5	0.4
Oil and Gas	2.5	1.0
Containers and Packaging	2.1	2.8
Other	4.9	5.4
Total	100.0%	100.0%
________________________________________

(1)
Includes the Company’s investment in the SDLP, which had made first lien senior secured loans to 19 and 14 different borrowers as of December 31, 2017 and 2016, respectively, and the Company’s investment in the SSLP, which had made first lien senior secured loans to 19 different borrowers as of December 31, 2016. The portfolio companies in the SDLP are in industries similar to the companies in the Company’s portfolio. The portfolio companies in the SSLP were in industries similar to the companies in the Company’s portfolio.

	As of December 31,
Geographic Region	2017	2016
Southeast	28.5%	19.5%
Midwest	25.3	19.7
West(1)	23.9	41.5
Mid Atlantic	15.0	14.7
Northeast	3.9	3.6
International	3.4	1.0
Total	100.0%	100.0%
________________________________________

(1)
Includes the Company’s investment in the SDLP, which represented 4.1% and 3.1% of the total investment portfolio at fair value as of December 31, 2017 and 2016, respectively, and the Company’s investment in the SSLP, which represented 21.7% of the total investment portfolio at fair value as of December 31, 2016.

As of December 31, 2017, 3.1% of total investments at amortized cost (or 1.4% of total investments at fair value) were on non-accrual status. As of December 31, 2016, 2.9% of total investments at amortized cost (or 0.8% of total investments at fair value) were on non‑accrual status.

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

The Company provides capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. As of December 31, 2017 and 2016, the Company and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates.

As of December 31, 2017, the Company and Varagon and its clients had agreed to make capital available to the SDLP of $2,925 in the aggregate, of which $591 is to be made available from the Company. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP as discussed above. Below is a summary of the funded capital and unfunded capital commitments of the SDLP.

	As of December 31,
	2017	2016
Total capital funded to the SDLP(1)	$2,319	$1,285
Total capital funded to the SDLP by the Company(1)	$487	$270
Total unfunded capital commitments to the SDLP(2)	$92	$177
Total unfunded capital commitments to the SDLP by the Company(2)	$19	$37
___________________________________________________________________________
(1)     At principal amount.

(2)	These commitments have been approved by the investment committee of the SDLP and will be funded as the transactions are completed.

The SDLP Certificates pay a coupon of LIBOR plus 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, after expenses, which may result in a return to the holders of the SDLP Certificates that is greater than the stated coupon. The SDLP Certificates are junior in right of payment to the senior notes and intermediate funding notes.

The amortized cost and fair value of the SDLP Certificates held by the Company were $487 and $487, respectively, as of December 31, 2017. The Company’s yield on its investment in the SDLP at amortized cost and fair value was 14.5% and 14.5%, respectively, as of December 31, 2017. The amortized cost and fair value of the SDLP Certificates held by the Company were $270 and $270, respectively, as of December 31, 2016. The Company’s yield on its investment in the SDLP at amortized cost and fair value was 14.0% and 14.0%, respectively, as of December 31, 2016. For the years ended December 31, 2017 and 2016, the Company earned interest income of $52 and $13, respectively, from its investment in the SDLP Certificates. The Company is also entitled to certain fees in connection with the SDLP. For the years ended December 31, 2017 and 2016, in connection with the SDLP, the Company earned capital structuring service and other fees totaling $11 and $6, respectively.

As of December 31, 2017 and 2016, the SDLP’s portfolio was comprised entirely of first lien senior secured loans to U.S. middle market companies and were in industries similar to the companies in the Company’s portfolio. As of December 31, 2017 and 2016, none of the loans were on non-accrual status. Below is a summary of the SDLP’s portfolio.

	As of December 31,
	2017	2016
Total first lien senior secured loans(1)	$2,316	$1,281
Largest loan to a single borrower(1)	$200	$125
Total of five largest loans to borrowers(1)	$947	$560
Number of borrowers in the SDLP	19	14
Commitments to fund delayed draw loans(2)	$92	$177
___________________________________________________________________________

(1)     At principal amount.

(2)	As discussed above, these commitments have been approved by the investment committee of the SDLP.

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

As of December 31, 2016, the amortized cost and fair value of the SSLP Certificates held by the Company were $1,938 and $1,914, respectively. The Company’s yield on its investment in the SSLP at amortized cost and fair value was 7.0% and 7.1%, respectively, as of December 31, 2016. For the years ended December 31, 2017, 2016 and 2015, the Company earned interest income of $69, $208 and $276, respectively, from its investment in the SSLP Certificates. The Company was also entitled to certain fees in connection with the SSLP. For the years ended December 31, 2017, 2016 and 2015, in connection with the SSLP, the Company earned capital structuring service, sourcing and other fees totaling $5, $20 and $48, respectively.

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

Ivy Hill Asset Management, L.P.

Ivy Hill Asset Management, L.P. (“IHAM”) is an asset management services company and an SEC-registered investment adviser. The Company has made investments in IHAM, its wholly owned portfolio company and previously made investments in certain vehicles managed by IHAM. As of December 31, 2017, IHAM had assets under management of approximately $4.1 billion. As of December 31, 2017, IHAM managed 21 vehicles and served as the sub-manager/sub-servicer for two other vehicles (these vehicles managed or sub-managed/sub-serviced by IHAM are collectively referred to as the “IHAM Vehicles”). IHAM earns fee income from managing the IHAM Vehicles and has also invested in certain of these vehicles as part of its business strategy. As of December 31, 2017 and 2016, IHAM had total investments of $229 and $223, respectively. For the years ended December 31, 2017, 2016 and 2015, IHAM had management and incentive fee income of $44, $17 and $20 respectively, and other investment-related income of $26, $24 and $25, respectively.

In connection with the American Capital Acquisition, which was completed on January 3, 2017 (the “Acquisition Date”), American Capital Asset Management, LLC (“ACAM”), a wholly owned portfolio company of American Capital, merged with and into IHAM, with IHAM remaining as the surviving entity as a wholly owned portfolio company of the Company. As a result of the merger of IHAM and ACAM, the Company’s investment in IHAM increased by $179, which was recorded as a capital contribution in the amount of the fair value of the net assets of ACAM as of the Acquisition Date. In January 2017, as a result of sales of certain assets previously held by ACAM, IHAM made a distribution to the Company of $103, which was recorded as a return of the Company’s capital contribution discussed above.  Also in connection with the American Capital Acquisition, the Company assumed a $7 bridge loan receivable from a consolidated subsidiary of ACAM.  Such receivable amount was repaid by IHAM in January 2017. See Note 16 for additional information regarding the American Capital Acquisition. In March 2017, the Company made an additional capital contribution of $50 to IHAM, which was unrelated to the American Capital Acquisition. In June 2017, IHAM made a distribution to the Company of $52, which was recorded as a return of the Company’s capital.

 The amortized cost and fair value of the Company’s investment in IHAM was $244 and $315, respectively, as of December 31, 2017, and $171 and $229, respectively, as of December 31, 2016. For the years ended December 31, 2017, 2016 and 2015, the Company received dividend income distributions from IHAM of $40, $40 and $50, respectively. The dividend income for the year ended December 31, 2015 included additional dividends of $10 for the period in addition to the quarterly dividends generally paid by IHAM. IHAM paid the additional dividends out of accumulated earnings that had previously been retained by IHAM.

From time to time, IHAM or certain IHAM Vehicles may purchase investments from, or sell investments to, the Company. For any such sales or purchases by the IHAM Vehicles to or from the Company, the IHAM Vehicles must obtain approval from third parties unaffiliated with the Company or IHAM, as applicable. During the years ended December 31, 2017,

2016 and 2015, IHAM or certain of the IHAM Vehicles purchased $137, $495 and $538, respectively, of investments from the Company. A net realized loss of $0 was recorded by the Company on these transactions for the year end December 31, 2017. Net realized gains of $1 and $1 were recorded by the Company on these transactions for the years ended December 31, 2016 and 2015, respectively. During the year ended December 31, 2015, the Company purchased $12 of investments from certain of the IHAM Vehicles. The Company made no purchases from IHAM for the years ended December 31, 2017 and 2016, respectively.

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

5.     DEBT

In accordance with the Investment Company Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 200% after such borrowing. On June 21, 2016, the Company, Ares Capital Management, Ares Venture Finance GP LLC and Ares Venture Finance,L.P. (“AVF LP”) received exemptive relief from the SEC allowing the Company to modify the Company’s calculation of asset coverage requirements to exclude the SBA Debentures (defined below). As such, the Company’s ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This exemptive relief provides the Company with increased investment flexibility but also increases the Company’s risk related to leverage. As of December 31, 2017 the Company’s asset coverage was 242%.

The Company’s outstanding debt as of December 31, 2017 and 2016 were as follows:

	As of December 31,
	2017					2016
	Total Aggregate Principal Amount Committed/ Outstanding(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding(1)	Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$2,108	(2)	$395	$395		$1,265	$571	$571
Revolving Funding Facility	1,000		600	600		540	155	155
SMBC Funding Facility	400		60	60		400	105	105
SBA Debentures	50		—	—		75	25	24
2017 Convertible Notes	—		—	—	(3)	162	162	162	(4)
2018 Convertible Notes	270		270	270	(4)	270	270	267	(4)
2019 Convertible Notes	300		300	298	(4)	300	300	296	(4)
2022 Convertible Notes	388		388	368	(4)
2018 Notes	750		750	748	(5)	750	750	745	(5)
2020 Notes	600		600	597	(6)	600	600	596	(6)
January 2022 Notes	600		600	593	(7)	600	600	592	(7)
October 2022 Notes	—		—	—	(8)	183	183	179	(9)

2023 Notes	750	750	743	(10)
2047 Notes	230	230	182	(11)	230	230	182	(11)
Total	$7,446	$4,943	$4,854		$5,375	$3,951	$3,874
________________________________________

(1)	Subject to borrowing base, leverage and other restrictions. Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.

(2)	Provides for a feature that allows the Company, under certain circumstances, to increase the size of the Revolving Credit Facility (as defined below) to a maximum of $3,095.

(3)	See below for more information on the repayment of the 2017 Convertible Notes (as defined below) at maturity.

(4)
Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes (as defined below). As of December 31, 2017, the total unamortized debt issuance costs and the unaccreted discount for the 2018 Convertible Notes, the 2019 Convertible Notes and the 2022 Convertible Notes (each as defined below) were $0, $2 and $20, respectively. As of December 31, 2016, the total unamortized debt issuance costs and the unaccreted discount for the 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes (each as defined below) were $0, $3 and $4, respectively.

(5)
Represents the aggregate principal amount outstanding of the 2018 Notes (as defined below) less unamortized debt issuance costs and plus the net unamortized premium that was recorded upon the issuances of the 2018 Notes. As of December 31, 2017 and 2016, the total unamortized debt issuance costs less the net unamortized premium was $2 and $5, respectively.

(6)
Represents the aggregate principal amount outstanding of the 2020 Notes (as defined below) less unamortized debt issuance costs and the net unaccreted discount recorded upon the issuances of the 2020 Notes. As of December 31, 2017 and 2016, the total unamortized debt issuance costs and the net unaccreted discount was $3 and $4, respectively.

(7)
Represents the aggregate principal amount outstanding of the January 2022 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the January 2022 Notes. As of December 31, 2017 and 2016, the total unamortized debt issuance costs and the unaccreted discount was $7 and $8, respectively.

(8)	See below for more information on the repayment of the October 2022 Notes (as defined below).

(9)
Represents the aggregate principal amount outstanding of the October 2022 Notes (as defined below) less unamortized debt issuance costs. As of December 31, 2016, the total unamortized debt issuance costs was $4.

(10)
 Represents the aggregate principal amount outstanding of the 2023 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2023 Notes. As of December 31, 2017, the total unamortized debt issuance costs and the unaccreted discount was $7.

(11)
Represents the aggregate principal amount outstanding of the 2047 Notes (as defined below) less the unaccreted purchased discount recorded as a part of the Allied Acquisition (as defined below). As of December 31, 2017 and 2016, the total unaccreted purchased discount was $48 and $48, respectively.

     The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount, of all the Company’s outstanding debt as of December 31, 2017 were 4.1% and 4.3 years, respectively, and as of December 31, 2016 were 4.2% and 4.8 years, respectively.

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

Under the Revolving Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of the Company and its consolidated subsidiaries (subject to certain exceptions) of not less than 2.0:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Credit Facility. Amounts available to borrow under the Revolving Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio that are pledged as collateral. As of December 31, 2017, the Company was in compliance in all material respects with the terms of the Revolving Credit Facility.

As of December 31, 2017 and 2016, there was $395 and $571 outstanding, respectively, under the Revolving Credit Facility. As of December 31, 2017, the Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $150. As of December 31, 2017 and 2016, the Company had $44 and $28, respectively, in letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued. As of December 31, 2017, there was $1,669 available for borrowing (net of letters of credit issued) under the Revolving Credit Facility.

Since March 26, 2015, the interest rate charged on the Revolving Credit Facility is based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over an  “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility), in each case, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of December 31, 2017, the interest rate in effect was LIBOR plus 1.75%. Prior to and including March 25, 2015, the interest rate charged on the Revolving Credit Facility was based on an applicable spread of 2.00% over LIBOR or an applicable spread of 1.00% over an “alternate base rate.” As of December 31, 2017, the one, two, three and six month LIBOR was 1.56%, 1.62%, 1.69% and 1.84%, respectively. As of December 31, 2016, the one, two, three and six month LIBOR was 0.77%, 0.82%, 1.00% and 1.32%, respectively. In addition to the stated interest expense on the Revolving Credit Facility, the Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. Since March 26, 2015, the Company is also required to pay a letter of credit fee of either 2.00% or 2.25% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. Prior to and including March 25, 2015, the Company paid a letter of credit fee of 2.25% per annum on letters of credit issued.

In December 2017, the Company entered into an interest rate swap agreement to effectively fix the interest rate in connection with the $395 term loan tranche of the Revolving Credit Facility. See Note 6 for more information on the interest rate swap.

The Revolving Credit Facility is secured by certain assets in the Company’s portfolio and excludes investments held by Ares Capital CP under the Revolving Funding Facility, those held by ACJB under the SMBC Funding Facility (as defined below) and those held by AVF LP under the SBA Debentures, each as described below, and certain other investments.

For the years ended December 31, 2017, 2016 and 2015, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Stated interest expense	$15	$18	$1
Facility fees	7	2	5
Amortization of debt issuance costs	4	3	3
Total interest and credit facility fees expense	$26	$23	$9
Cash paid for interest expense	$15	$18	$1
Average stated interest rate	2.90%	2.29%	2.03%
Average outstanding balance	$514	$799	$67

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

Amounts available to borrow under the Revolving Funding Facility are subject to a borrowing base that applies different advance rates to different types of assets held by Ares Capital CP. Ares Capital CP is also subject to limitations with respect to the loans securing the Revolving Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests, loans with fixed rates and loans with certain investment ratings, as well as restrictions on portfolio company leverage, which may also affect the borrowing base and therefore amounts available to borrow. The Company and Ares Capital CP are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the agreements governing the Revolving Funding Facility. As of December 31, 2017, the Company and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

As of December 31, 2017 and 2016, there was $600 and $155 outstanding, respectively, under the Revolving Funding Facility. From October 2, 2017 to December 31, 2017, the interest rate charged on the Revolving Funding Facility was based on LIBOR plus 2.15% per annum or a “base rate” (as defined in the agreements governing the Revolving Funding Facility) plus 1.15% per annum. From January 4, 2017 to October 1, 2017, the interest rate charged on the Revolving Funding Facility was based on LIBOR plus 2.30% per annum or a “base rate” plus 1.30% per annum. Prior to and including January 3, 2017, the interest rate charged on the Revolving Funding Facility was based on an applicable spread ranging from 2.25% to 2.50% over LIBOR or ranging from 1.25% to 1.50% over a “base rate” in each case, determined monthly based on the composition of the borrowing base relative to outstanding borrowings under the Revolving Funding Facility. Ares Capital CP is also required to pay a commitment fee between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility. Ares Capital CP is also required to pay a commitment termination premium in an amount equal to 1.00% of any commitment reduction prior to January 3, 2018 and 0.50% for any commitment reduction prior to July 3, 2018.

For the years ended December 31, 2017, 2016 and 2015, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Funding Facility were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Stated interest expense	$17	$4	$2
Facility fees	4	2	4
Amortization of debt issuance costs	3	2	2
Total interest and credit facility fees expense	$24	$8	$8
Cash paid for interest expense	$14	$3	$3
Average stated interest rate	3.41%	2.80%	2.47%
Average outstanding balance	$512	$142	$64

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

Amounts available to borrow under the SMBC Funding Facility are subject to a borrowing base that applies an advance rate to assets held by ACJB. The Company and ACJB are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the SMBC Funding Facility. As of December 31, 2017, the Company and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

As of December 31, 2017 and 2016, there was $60 and $105 outstanding, respectively, under the SMBC Funding Facility. Since June 30, 2015, the interest rate charged on the SMBC Funding Facility is based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over a “base rate” (as defined in the agreements governing the SMBC Funding Facility), in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. As of December 31, 2017 and 2016, the interest rate in effect was LIBOR plus 2.00%. Prior to and including June 30, 2015, the interest rate charged on the SMBC Funding Facility was based on an applicable spread of 2.00% over LIBOR or 1.00% over a “base rate.” As of December 31, 2017 and 2016, the interest rate in effect was based on the one month LIBOR, which was 1.57% and 0.71%, respectively. ACJB is required to pay a commitment fee of between 0.35% and 0.875% per annum depending on the size of the unused portion of the SMBC Funding Facility.

For the years ended December 31, 2017, 2016 and 2015, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SMBC Funding Facility were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Stated interest expense	$2	$3	$1
Facility fees	1	1	1
Amortization of debt issuance costs	1	1	1
Total interest and credit facility fees expense	$4	$5	$3
Cash paid for interest expense	$2	$3	$1
Average stated interest rate	2.87%	2.29%	2.09%
Average outstanding balance	$76	$112	$31

SBA Debentures

In April 2015, the Company’s consolidated subsidiary, Ares Venture Finance, L.P. (“AVF LP”), received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under the provisions of Section 301(c) of the Small Business Investment Act of 1958, as amended. The SBA places certain limitations on the financing of investments by SBICs in portfolio companies, including regulating the types of financings, restricting investments to only include small businesses with certain characteristics or in certain industries, and requiring capitalization thresholds that may limit distributions to the Company.

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

For the years ended December 31, 2017, 2016 and 2015, the components of interest expense, cash paid for interest expense, average stated interest rate and average outstanding balances for the SBA Debentures were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Stated interest expense	$1	$1	$—
Amortization of debt issuance costs	—	—	—
Total interest and credit facility fees expense	$1	$1	$—
Cash paid for interest expense	$1	$1	$—
Average stated interest rate	3.48%	3.41%	2.42%
Average outstanding balance	$17	$25	$18

Convertible Unsecured Notes

The Company has issued $270 aggregate principal amount of unsecured convertible notes that mature on January 15, 2018 (the “2018 Convertible Notes”), $300 aggregate principal amount of unsecured convertible notes that mature on January 15, 2019 (the “2019 Convertible Notes”) and $388 aggregate principal amount of unsecured convertible notes that mature on February 1, 2022 (the “2022 Convertible Notes” and together with the 2018 Convertible Notes and the 2019 Convertible Notes, the “Convertible Unsecured Notes”). The Convertible Unsecured Notes mature upon their respective maturity dates unless previously converted or repurchased in accordance with their terms. The Company does not have the right to redeem the Convertible Unsecured Notes prior to maturity. The 2018 Convertible Notes, the 2019 Convertible Notes and the 2022 Convertible Notes bear interest at a rate of 4.75%, 4.375% and 3.75%, respectively, per year, payable semi-annually.

In certain circumstances, the Convertible Unsecured Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of its common stock, at the Company’s election, at their respective conversion rates (listed below as of December 31, 2017) subject to customary anti-dilution adjustments and the requirements of their respective indenture (the “Convertible Unsecured Notes Indentures”). To the extent the 2018 Convertible Notes are converted, the Company has elected to settle with a combination of cash and shares of its common stock. Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Unsecured Notes only under certain circumstances set forth in the Convertible Unsecured Notes Indentures. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Unsecured Notes at any time. In addition, if the Company engages in certain corporate events as described in their respective Convertible Unsecured Notes Indenture, holders of the Convertible Unsecured Notes may require the Company to repurchase for cash all or part of the Convertible Unsecured Notes at a repurchase price equal to 100% of the principal amount of the Convertible Unsecured Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

Certain key terms related to the convertible features for each of the Convertible Unsecured Notes as of December 31, 2017 are listed below.

	2018 Convertible Notes	2019 Convertible Notes	2022 Convertible Notes
Conversion premium	17.5%	15.0%	15.0%
Closing stock price at issuance	$16.91	$17.53	$16.86
Closing stock price date	October 3, 2012	July 15, 2013	January 23, 2017
Conversion price(1)	$19.64	$19.99	$19.39
Conversion rate (shares per one thousand dollar principal amount)(1)	50.9054	50.0292	51.5756
Conversion dates	July 15, 2017	July 15, 2018	August 1, 2021
________________________________________

(1)	Represents conversion price and conversion rate, as applicable, as of December 31, 2017, taking into account certain de minimis adjustments that will be made on the conversion date.

As of December 31, 2017, the principal amounts of each series of the Convertible Unsecured Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

The Convertible Unsecured Notes Indentures contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of the Convertible Unsecured Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Unsecured Notes Indentures. As of December 31, 2017, the Company was in compliance in all material respects with the terms of the Convertible Unsecured Notes Indentures.

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

	2018 Convertible Notes	2019 Convertible Notes	2022 Convertible Notes
Debt and equity component percentages, respectively(1)	98.0% and 2.0%	99.8% and 0.2%	96.0% and 4.0%
Debt issuance costs(1)	$6	$4	$9
Equity issuance costs(1)	$—	$—	$—
Equity component, net of issuance costs(2)	$5	$1	$15
________________________________________

(1)	At time of issuance.

(2)	At time of issuance and as of December 31, 2017.

In addition to the original issue discount equal to the equity components of the Convertible Unsecured Notes, the 2018 Convertible Notes and the 2019 Convertible Notes were each issued at a discount. The Company records interest expense comprised of both stated interest expense as well as accretion of any original issue discount.

As of December 31, 2017, the components of the carrying value of the Convertible Unsecured Notes, the stated interest rate and the effective interest rate were as follows:

	2018 Convertible Notes	2019 Convertible Notes	2022 Convertible Notes
Principal amount of debt	$270	$300	$388
Debt issuance costs, net of amortization	—	(1)	(13)
Original issue discount, net of accretion	—	(1)	(7)
Carrying value of debt	$270	$298	$368
Stated interest rate	4.750%	4.375%	3.750%
Effective interest rate(1)	5.3%	4.7%	4.5%
________________________________________

(1)	The effective interest rate of the debt component of the Convertible Unsecured Notes is equal to the stated interest rate plus the accretion of original issue discount.

In February 2016, the Company repaid in full the $575 aggregate principal amount of unsecured convertible notes upon their maturity. In June 2016, the Company repaid in full the $230 aggregate principal amount of unsecured convertible notes upon their maturity. In March 2017, the Company repaid in full the $162 aggregate principal amount of unsecured convertible notes (the “2017 Convertible Notes”) upon their maturity.

For the years ended December 31, 2017, 2016 and 2015, the components of interest expense and cash paid for interest expense for the Convertible Unsecured Notes, as well as any other convertible unsecured notes outstanding during the periods presented are listed below.

	For the Years Ended December 31,
	2017	2016	2015
Stated interest expense	$41	$42	$79
Amortization of debt issuance costs	4	4	7
Accretion of original issue discount	5	6	17
Total interest expense	$50	$52	$103
Cash paid for interest expense	$37	$56	$79

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

2047 Notes

As part of the acquisition of Allied Capital Corporation (“Allied Capital”) in April 2010 (the “Allied Acquisition”), the Company assumed $230 aggregate principal amount of unsecured notes due on April 15, 2047 (the “2047 Notes” and together with the 2018 Notes, the 2020 Notes, the January 2022 Notes and the 2023 Notes, the “Unsecured Notes”). The 2047 Notes bear interest at a rate of 6.875%, payable quarterly and all principal is due upon maturity. The 2047 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option, at a par redemption price of $25.00 per security plus accrued and unpaid interest. As of December 31, 2017 and 2016, the outstanding principal was $230 and $230 respectively, and the carrying value was $182 and $182, respectively. The carrying value represents the outstanding principal amount of the 2047 Notes less the unaccreted purchased discount recorded as a part of the Allied Acquisition.
See Note 18 for a subsequent event regarding an additional issuance of unsecured notes.
For the years ended December 31, 2017, 2016 and 2015, the components of interest expense and cash paid for interest expense for the Unsecured Notes, as well as any other unsecured notes outstanding during the periods presented are listed below.

	For the Years Ended December 31,
	2017	2016	2015
Stated interest expense	$113	$93	$100
Amortization of debt issuance costs	6	4	4
Net accretion of original issue discount	1	—	—
Accretion of purchase discount	—	—	—
Total interest expense	$120	$97	$104
Cash paid for interest expense	$102	$87	$97

The Unsecured Notes contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of such notes under certain circumstances. These covenants are subject to important limitations and exceptions set forth in the indentures governing such notes. As of December 31, 2017, the Company was in compliance in all material respects with the terms of the respective indentures governing each of the Unsecured Notes.

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

6.     DERIVATIVE INSTRUMENTS

The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. As of December 31, 2017 and 2016, the counterparty to these forward currency contracts was Bank of Montreal. Net unrealized gains or losses on foreign currency contracts are included in “net unrealized gains (losses) from foreign currency and other transactions” and net realized gains or losses on forward currency contracts are included in “net realized gains (losses) from foreign currency transactions” in the accompanying consolidated statement of operations.

The Company had an agreement with the SDLP to sell certain of the Company’s investments to the SDLP at a mutually agreed upon price on a future date (the “Forward Sale Agreement”). The value of the Forward Sale Agreement with the SDLP changed as the fair value of the identified loans changed and as additional loans were added to such agreement. In July 2016, the Company and Varagon and its clients completed the initial funding of the SDLP. In conjunction with the initial funding, the Company and Varagon and its clients sold investment commitments to the SDLP and the Forward Sale Agreement was terminated. For the year ended December 31, 2016, the unrealized gain related to this agreement was included in the “net unrealized gains (losses) from foreign currency and other transactions” in the accompanying consolidated statement of operations.

Forward currency contracts and interest rate swaps are considered undesignated derivative instruments.

Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2017 and 2016.

	As of December 31, 2017
Description	Notional Amount		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	CAD	4	1/4/2018	$—	$—	Other Assets
Foreign currency forward contract	CAD	10	1/16/2018	—	—	Other Assets
Foreign currency forward contract	CAD	103	2/16/2018	—	(1)	Accounts payable and other liabilities
Foreign currency forward contract		€15	1/16/2018	—	—	Accounts payable and other liabilities
Foreign currency forward contract		€8	2/15/2018	—	—	Accounts payable and other liabilities
Foreign currency forward contract		€2	3/15/2018	—	—	Accounts payable and other liabilities
Foreign currency forward contract	₤	68	2/15/2018	—	(2)	Accounts payable and other liabilities
Foreign currency forward contract	₤	9	2/16/2018	—	—	Accounts payable and other liabilities
Total				$—	$(3)

	As of December 31, 2016
Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	€2	1/5/2017	$—	$—	Other Assets
Total			$—	$—

In December 2017, in connection with the $395 term loan tranche of the Revolving Credit Facility the Company entered into a three-year interest rate swap agreement to mitigate our exposure to adverse fluctuations in interest rates for a total notional amount of $395 and a maturity date of January 4, 2021. Under the interest rate swap agreement, the Company will pay a fixed interest rate of 2.06% and receive a floating rate based on the prevailing one-month LIBOR, with the ability to elect one, two or three-month LIBOR. As of December 31, 2017 the one-month LIBOR rate in effect was 1.50%. For the year ended December 31, 2017, the Company recognized $1 in unrealized depreciation related to this swap agreement. As of December 31, 2017, this swap agreement had a fair value of $(1), which is included in the "accounts payable and other liabilities" in the accompanying consolidated balance sheet. Net unrealized gains or losses on the interest rate swap are included in “net unrealized gains (losses) from foreign currency and other transactions.”

Certain information related to the Company’s interest rate swap is presented below as of December 31, 2017.

	As of December 31, 2017
Description	Payment Terms		Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	Pay Fixed 2.0642%	Receive Floating One-Month LIBOR of 1.50%	$395	1/4/2021	$—	$(1)	Accounts payable and other liabilities
Total					$—	$(1)

7.     COMMITMENTS AND CONTINGENCIES

The Company has various commitments to fund investments in its portfolio as described below. As of December 31, 2017 and 2016, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) the Company’s discretion:

	As of December 31,
	2017	2016
Total revolving and delayed draw loan commitments	$881	$411
Less: drawn commitments	(201)	(81)
Total undrawn commitments	680	330
Less: commitments substantially at discretion of the Company	(11)	(12)
Less: unavailable commitments due to borrowing base or other covenant restrictions	—	—
Total net adjusted undrawn revolving and delayed draw loan commitments	$669	$318

Included within the total revolving and delayed draw loan commitments as of December 31, 2017 and 2016 were delayed draw loan commitments totaling $251 and $92, respectively. The Company’s commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels).

Also included within the total revolving and delayed draw loan commitments as of December 31, 2017 were commitments to issue up to $158 in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2017, the Company had $29 in letters of credit issued and outstanding under these commitments on behalf of portfolio companies. For all these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $28 expire in 2018 and $1 expire in 2019. As of December 31, 2017, the Company recorded a liability of $7 for certain letters of credit issued and outstanding and none of the other letters of credit issued and outstanding were recorded as a liability on the Company’s balance sheet as such other letters of credit are considered in the valuation of the investments in the portfolio company.

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

As of December 31, 2017 and 2016, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

	As of December 31,
	2017	2016
Total private equity commitments	$111	$57
Less: funded private equity commitments	(62)	(17)
Total unfunded private equity commitments	49	40
Less: private equity commitments substantially at discretion of the Company	(48)	(39)
Total net adjusted unfunded private equity commitments	$1	$1

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

Lease Commitments

The Company is obligated under a number of operating leases and subleases for office spaces with terms ranging from less than one year to more than 15 years. Total rent expense incurred by the Company for the years ended December 31, 2017, 2016 and 2015 was $3, $4 and $4, respectively.

The following table shows future minimum payments under the Company’s operating leases and subleases where it is a sublessee as of December 31, 2017:

For the Years Ending December 31,	Amount
2018	$26
2019	25
2020	25
2021	25
2022	25
Thereafter	65
Total	$191
For certain of its operating leases, the Company has entered into subleases including ones with Ares Management and IHAM. See Note 13 for further description of these subleases.

The following table shows future expected rental payments to be received under the Company’s subleases where the Company is the sublessor as of December 31, 2017. The current allocations reflected below are as of December 31, 2017. The allocations in connection with the Company’s subleases are subject to change and future review. Further, such allocations are subject to change depending on the composition of, and functions performed by, the staff in each office.

For the Years Ending December 31,	Amount
2018	$14
2019	17
2020	16
2021	17
2022	16
Thereafter	44
Total	$124

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

The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of December 31, 2017 and 2016. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of December 31, 2017
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
First lien senior secured loans	$5,197	Yield analysis	Market yield	4.2% - 19.8%	8.7%
Second lien senior secured loans	3,744	Yield analysis	Market yield	8.7% - 17.5%	10.9%
Subordinated certificates of the SDLP	487	Discounted cash flow analysis	Discount rate	11.5% - 12.5%	12.0%
Senior subordinated loans	995	Yield analysis	Market yield	9.7% - 17.5%	13.2%
Collateralized loan obligations	114	Discounted cash flow analysis	Discount rate	4.3% - 16.4%	10.2%
			Constant prepayment rate	18.7% - 27.1%	21.8%
			Constant default rate	1.8% - 2.6%	2.3%
Preferred equity securities	532	EV market multiple analysis	EBITDA multiple	3.0x - 19.0x	11.2x
Other equity securities and other	755	EV market multiple analysis	EBITDA multiple	3.5x - 19.0x	10.4x
Total investments	$11,824

	As of December 31, 2016
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
First lien senior secured loans	$2,036	Yield analysis	Market yield	5.5% - 20.0%	9.3%
Second lien senior secured loans	2,987	Yield analysis	Market yield	8.4% - 20.8%	10.7%
Subordinated certificates of the SDLP	270	Discounted cash flow analysis	Discount rate	11.0% - 12.0%	11.5%
Subordinated certificates of the SSLP	1,914	Discounted cash flow analysis	Discount rate	6.5% - 7.5%	7.0%
Senior subordinated loans	714	Yield analysis	Market yield	9.8% - 17.5%	12.2%
Preferred equity securities	273	EV market multiple analysis	EBITDA multiple	3.5x - 14.8x	8.6	x
Other equity securities and other	619	EV market multiple analysis	EBITDA multiple	5.0x - 16.4x	10.7	x
Total investments	$8,813

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

The following table presents fair value measurements of cash and cash equivalents, investments and derivatives as of December 31, 2017:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$316	$316	$—	$—
Investments not measured at net asset value	$11,824	$—	$—	$11,824
Investments measured at net asset value (1)	$17
Total investments	$11,841
Derivatives	$(4)	$—	$(4)	$—
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

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following table presents changes in investments that use Level 3 inputs as of and for the year ended December 31, 2017:

As of and For the Year Ended December 31, 2017
Balance as of December 31, 2016	$8,813
Net realized gains	43
Net unrealized gains	141
Investments acquired as part of the American Capital Acquisition	2,527
Purchases	7,228
Sales	(1,838)
Redemptions	(5,179)
Payment-in-kind interest and dividends	79
Net accretion of discount on securities	10
Net transfers in and/or out of Level 3	—
Balance as of December 31, 2017	$11,824

As of December 31, 2017, the net unrealized depreciation on the investments that use Level 3 inputs was $82. For the year ended December 31, 2017, the net transfers out of Level 3 were due to privately held equity investments converting to publicly traded stock.

For the year ended December 31, 2017, the total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the Company’s Level 3 assets still held as of December 31, 2017, and reported within the net unrealized gains (losses) from investments, foreign currency and other transactions in the Company’s consolidated statement of operations was $107.

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

For the year ended December 31, 2016, the total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the Company’s Level 3 assets still held as of December 31, 2016, and reported within the net unrealized gains (losses) from investments, foreign currency and other transactions in the Company’s consolidated statement of operations was $(139).

The following table presents changes in derivatives that use Level 3 inputs as of and for the year ended December 31, 2016:

As of and For the Year Ended December 31, 2016
Balance as of December 31, 2015	$3
Net unrealized appreciation reversed related to the termination of the Forward Sale Agreement	(3)
Balance as of December 31, 2016	$—

As of December 31, 2016, the Company did not have any net unrealized appreciation on the derivatives that use Level 3 inputs.

Following are the carrying and fair values of the Company’s debt obligations as of December 31, 2017 and 2016. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of December 31,
	2017			2016
	Carrying value(1)		Fair value	Carrying value(1)		Fair value
Revolving Credit Facility	$395		$395	$571		$571
Revolving Funding Facility	600		600	155		155
SMBC Funding Facility	60		60	105		105
SBA Debentures	—		—	24		25
2017 Convertible Notes (principal amount outstanding of $0 and $162, respectively)	—		—	162	(2)	163
2018 Convertible Notes (principal amount outstanding of $270)	270	(2)	270	267	(2)	278
2019 Convertible Notes (principal amount outstanding of $300)	298	(2)	307	296	(2)	312
2022 Convertible Notes (principal amount outstanding of $388 and $0, respectively)	368	(2)	$398	—		—

2018 Notes (principal amount outstanding of $750)	748	(3)	767	745	(3)	776
2020 Notes (principal amount outstanding of $600)	597	(4)	611	596	(4)	608
January 2022 Notes (principal amount outstanding of $600)	593	(5)	603	592	(5)	584
October 2022 Notes (principal amount outstanding of $0 and $183, respectively)	—		—	179	(6)	184
2023 Notes (principal amount outstanding of $750 and $0, respectively)	743	(7)	740	—		—
2047 Notes (principal amount outstanding of $230)	182	(8)	231	182	(8)	228
	$4,854	(9)	$4,982	$3,874	(9)	$3,989
________________________________________

(1)	The Revolving Credit Facility, the Revolving Funding Facility and the SMBC Funding Facility carrying values are the same as the principal amounts outstanding.

(2)	Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes less unamortized debt issuance costs and the unaccreted discount recorded upon the issuances of such notes.

(3)	Represents the aggregate principal amount outstanding of the 2018 Notes less unamortized debt issuance costs plus the net unamortized premium recorded upon the issuances of the 2018 Notes.

(4)	Represents the aggregate principal amount outstanding of the 2020 Notes less unamortized debt issuance costs and the net unaccreted discount recorded upon the issuances of the 2020 Notes.

(5)	Represents the aggregate principal amount outstanding of the January 2022 Notes less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the January 2022 Notes.

(6)	Represents the aggregate principal amount outstanding of the October 2022 Notes less unamortized debt issuance costs.

(7)	Represents the aggregate principal amount outstanding of the 2023 Notes less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2023 Notes.

(8)	Represents the aggregate principal amount outstanding of the 2047 Notes less the unaccreted purchased discount.

(9)	Total principal amount of debt outstanding totaled $4,943 and $3,951 as of December 31, 2017 and December 31, 2016, respectively.

The following table presents fair value measurements of the Company’s debt obligations as of December 31, 2017 and 2016:

	As of December 31,
Fair Value Measurements Using	2017	2016
Level 1	$231	$412
Level 2	4,751	3,577
Total	$4,982	$3,989

9.     STOCKHOLDERS’ EQUITY

There were no sales of the Company’s equity securities for the years ended December 31, 2017, 2016 and 2015. See Note 12 for information regarding shares of common stock issued or purchased in accordance with the Company’s dividend reinvestment plan.

In connection with the American Capital Acquisition, the Company issued 112 shares valued at approximately $1,839. See Note 16 for additional information regarding the American Capital Acquisition.

Stock Repurchase Program

In September 2015, the Company's board of directors approved a stock repurchase program authorizing the Company to repurchase up to $100 in the aggregate of its outstanding common stock in the open market at certain thresholds below its net asset value per share, in accordance with the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  The timing, manner, price and amount of any share repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. In May 2016, the Company suspended its stock repurchase program pending the completion of the American Capital Acquisition. In February 2017, the Company’s board of directors authorized an amendment to its $300 stock repurchase program to (a) increase the total authorization under the program from $100 to $300 and (b) extend the expiration date of the program from February 28, 2017 to February 28, 2018 (see Note 18 for more information). Under the stock repurchase program, the Company may repurchase up to $300 in the aggregate of its outstanding common stock in the open market at a price per share that meets certain thresholds below its net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The program does not require the Company to repurchase any specific number of shares and it cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time.

As of December 31, 2017, the Company had repurchased a total of 0.5 shares of its common stock in the open market under the stock repurchase program since the program’s inception in September 2015, at an average price of $13.92 per share, including commissions paid, leaving approximately $293 available for additional repurchases under the program. During the year ended December 31, 2017, the Company did not repurchase any shares of the Company’s common stock under the stock repurchase program. During the year ended December 31, 2016, the Company repurchased a total of 0.4 shares of the Company’s common stock in the open market for $5 under the stock repurchase program. The shares were repurchased at an average price of $13.94 per share, including commissions paid.

10.     EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted net increase in stockholders’ equity resulting from operations per share for the years ended December 31, 2017, 2016 and 2015:

	For the Years Ended December 31,
	2017	2016	2015
Net increase in stockholders’ equity resulting from operations available to common stockholders	$667	$474	$379
Weighted average shares of common stock outstanding—basic and diluted	425	314	314
Basic and diluted net increase in stockholders’ equity resulting from operations per share	$1.57	$1.51	$1.20

For the purpose of calculating diluted net increase in stockholders’ equity resulting from operations per share, the average closing price of the Company’s common stock for the year ended December 31, 2017 was less than the conversion price for each of the Convertible Unsecured Notes outstanding as of December 31, 2017, as well as any other convertible unsecured notes outstanding during the period. For the year ended December 31, 2016, the average closing price of the Company’s common stock was less than the conversion price for each of the Convertible Unsecured Notes outstanding as of December 31, 2016, as well as any other convertible unsecured notes outstanding during the period. Therefore, for all periods presented in the financial statements, the underlying shares for the intrinsic value of the embedded options in the Convertible Unsecured Notes and any other convertible unsecured notes outstanding during the periods presented had no impact on the computation of diluted net increase in stockholders’ equity resulting from operations per share.

11.   INCOME AND EXCISE TAXES

For U.S. Federal income tax purposes, dividends paid and distributions made to the Company’s stockholders are reported by the Company to the stockholders as ordinary income, capital gains, or a combination thereof. Dividends paid per common share for the years ended December 31, 2017, 2016 and 2015 were taxable as follows (unaudited):

	For the Years Ended December 31,
	2017	2016	2015
Ordinary income(1)	$1.45	$1.26	$1.56
Capital gains	0.07	0.26	0.01
Total(2)	$1.52	$1.52	$1.57
_______________________________________________________________________________

(1)
For the years ended December 31, 2017, 2016 and 2015, ordinary income included dividend income of approximately $0.0296, $0.0892 and $0.0730, per share, respectively, that qualified to be taxed at the maximum capital gains rate. For certain eligible corporate shareholders, these dividends were eligible for the dividends received deduction.

(2)	For the years ended December 31, 2017, 2016 and 2015, dividends paid were comprised of interest-sourced dividends in amounts equal to 86.8%, 81.4% and 91.1% of total dividends paid, respectively.

The following reconciles net increase in stockholders’ equity resulting from operations to taxable income for the years ended December 31, 2017, 2016 and 2015:

	For the Years Ended December 31,
	2017	2016	2015
	(Estimated)(1)
Net increase in stockholders’ equity resulting from operations	$667	$474	$379
Adjustments:
Net unrealized losses (gains) on investments, foreign currency and other transactions	(136)	130	246
Income not currently taxable	(66)	(59)	(56)
Income for tax but not book	142	57	49
Expenses not currently deductible	90	37	14
Expenses for tax but not book	(5)	(6)	(3)
Realized gain/loss differences	(38)	(78)	(44)
Taxable income	$654	$555	$585
_______________________________________________________________________________

(1)
The calculation of estimated 2017 U.S. Federal taxable income includes a number of estimated inputs, including information received from third parties and, as a result, actual 2017 U.S. Federal taxable income will not be finally determined until the Company’s 2017 U.S. Federal tax return is filed in 2018 (and, therefore, such estimate is subject to change).

Taxable income generally differs from net increase in stockholders’ equity resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized. In addition, on April 1, 2010, the Company acquired Allied Capital in a “tax-free” merger under the Code, which has caused certain merger-related items to vary in their deductibility for GAAP and tax purposes.

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. As of December 31, 2017, the Company estimates that it will have a capital loss carryforward of approximately $43 available for use in later tax years. Because of the loss limitation rules of the Code, some of the tax basis capital losses may be limited in their use. The unused balance will be carried forward and utilized as gains are realized, subject to such limitations. In addition to the capital loss carryforwards, the Company realized tax basis net losses totaling approximately $0.3 billion from the Allied Capital portfolio since the Allied Acquisition through December 31, 2017, that have not yet been deducted for tax purposes as their deductibility in years since the Allied Acquisition was limited by the Code. While the Company’s ability to utilize losses in the future depends upon a variety of factors that cannot be known in advance, substantially all of the Company’s capital loss carryforwards and the net realized losses from the Allied Capital portfolio may become permanently unavailable due to limitations by the Code. Unlike the Allied Acquisition, the American Capital Acquisition was treated as a taxable purchase of the American Capital assets for purposes of the Company’s taxable income calculations, therefore, there is not expected to be significant unrecognizable losses from the legacy American Capital portfolio.

For the year ended December 31, 2017, the Company had estimated U.S. Federal taxable income in excess of the distributions made from such taxable income during the year, and therefore, the Company has elected to carry forward the excess for distribution to shareholders in 2018. The amount carried forward to 2018 is estimated to be approximately $346, all of which is expected to be ordinary income, although these amounts will not be finalized until the 2017 tax returns are filed in 2018. For the years ended December 31, 2016 and 2015, the Company had taxable income in excess of the distributions made from such taxable income during the year, and therefore, the Company elected to carry forward the excess for distribution to shareholders in 2017 and 2016, respectively. The amounts carried forward to 2017 and 2016 were approximately $339 and $262, respectively. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, the Company accrues excise tax on estimated excess taxable income. For the years ended December 31, 2017, 2016 and 2015, a net expense of $12, $12 and $9, respectively, was recorded for U.S. federal excise tax. The net expense for the years ended December 31, 2017, 2016 and 2015 each included a reduction in expense related to the recording of a requested refund resulting from the overpayment of the prior year’s excise tax of $1, $1 and $1, respectively.

As of December 31, 2017, the estimated cost basis of investments for U.S. Federal tax purposes was $12.7 billion resulting in estimated gross unrealized gains and losses of $0.5 billion and $1.3 billion, respectively. As of December 31, 2016, the estimated cost basis of investments for U.S. Federal tax purposes was $9.7 billion resulting in estimated gross unrealized gains and losses of $0.1 billion and $0.8 billion, respectively. As of December 31, 2017 and 2016, the cost of investments for U.S. Federal tax purposes was greater than the amortized cost of investments for book purposes of $11.9 billion and $9.0 billion, respectively, primarily as a result of the Allied Acquisition. The Allied Acquisition qualified as a “tax-free” merger under the Code, which resulted in the acquired assets retaining Allied Capital’s cost basis at the merger date.

In general, the Company may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes, among other items. During the year ended December 31, 2017, the Company decreased accumulated overdistributed net investment income by $19, decreased capital in excess of par value by $14 and decreased accumulated undistributed net realized gains on investments, foreign currency translations, extinguishment of debt and other assets by $5. During the year ended December 31, 2016, the Company increased accumulated undistributed net investment income by $21 and decreased capital in excess of par value by $21. During the year ended December 31, 2015, the Company decreased accumulated overdistributed net investment income by $17, increased accumulated net realized loss on investments, foreign currency transactions, extinguishment of debt and other assets by $3 and decreased capital in excess of par value by $14.

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. For the years ended December 31, 2017, 2016 and 2015, the Company recorded a tax expense of approximately $7, $9 and $9, respectively, for these subsidiaries.

12.   DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends or distributions declared during the years ended December 31, 2017, 2016 and 2015:

Date declared	Record date	Payment date	Per share amount	Total amount
November 2, 2017	December 15, 2017	December 29, 2017	$0.38	$162
August 2, 2017	September 15, 2017	September 29, 2017	0.38	162
May 3, 2017	June 15, 2017	June 30, 2017	0.38	162
February 22, 2017	March 15, 2017	March 31, 2017	0.38	162
Total declared for 2017			$1.52	$648
November 2, 2016	December 15, 2016	December 30, 2016	$0.38	$119
August 3, 2016	September 15, 2016	September 30, 2016	0.38	119
May 4, 2016	June 15, 2016	June 30, 2016	0.38	119
February 26, 2016	March 15, 2016	March 31, 2016	0.38	120

Total declared for 2016			$1.52		$477
November 4, 2015	December 15, 2015	December 31, 2015	$0.38		$120
August 4, 2015	September 15, 2015	September 30, 2015	0.38		119
May 4, 2015	June 15, 2015	June 30, 2015	0.38		119
February 26, 2015	March 13, 2015	March 31, 2015	0.38		119
February 26, 2015	March 13, 2015	March 31, 2015	0.05	(1)	16
Total declared for 2015			$1.57		$493
_______________________________________________________________________________

(1)	Represents an additional dividend.

The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. When the Company issues new shares in connection with the dividend reinvestment plan, the issue price is equal to the closing price of its common stock on the dividend payment date. Dividend reinvestment plan activity for the years ended December 31, 2017, 2016 and 2015, was as follows:

	For the Years Ended December 31,
	2017	2016	2015
Shares issued	0.4	—	0.4
Average issue price per share	$17.38	$—	$17.17
Shares purchased by plan agent to satisfy dividends declared and payable during the period for stockholders	1.5	1.3	0.7
Average purchase price per share	$16.28	$15.14	$15.70

13.   RELATED PARTY TRANSACTIONS

In accordance with the investment advisory and management agreement, the Company bears all costs and expenses of the operation of the Company and reimburses its investment adviser or its affiliates for certain of such costs and expenses incurred in the operation of the Company. For the years ended December 31, 2017, 2016 and 2015, the Company’s investment adviser or its affiliates incurred such expenses totaling $5, $5 and $7, respectively.

The Company is party to office leases pursuant to which it is leasing office facilities from third parties. For certain of these office leases, the Company has also entered into separate subleases with Ares Management LLC, the sole member of Ares Capital Management, and IHAM, pursuant to which Ares Management LLC and IHAM sublease a portion of these leases. For the years ended December 31, 2017, 2016 and 2015, amounts payable to the Company under these subleases totaled $7, $6 and $5, respectively.

Ares Management LLC has also entered into separate subleases with the Company, pursuant to which the Company subleases certain office spaces from Ares Management LLC. For the years ended December 31, 2017, 2016 and 2015, amounts payable to Ares Management LLC under these subleases totaled $1, $1 and $1, respectively.

The Company has also entered into agreements with Ares Management LLC and IHAM, pursuant to which Ares Management LLC and IHAM are entitled to use the Company’s proprietary portfolio management software. For the years ended December 31, 2017, 2016 and 2015, amounts payable to the Company under these agreements totaled $0, $0 and $0, respectively.

As part of the American Capital Acquisition, the Company assumed a long term incentive plan liability related to certain employees of a subsidiary of ACAM, which is now a subsidiary of IHAM. The liability is determined based on the fair value of certain investments acquired in the American Capital Acquisition. As of December 31, 2017, the liability amount was estimated to be $29 and is included within accounts payable and other liabilities in the Company’s consolidated balance sheet. This liability will be paid on an annual basis based on exited investments in a given calendar year and the value received upon their exit.

See Notes 3, 4, 6 and 16 for descriptions of other related party transactions.

14.   FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights as of and for the years ended December 31, 2017, 2016 and 2015:

	As of and For the Years Ended December 31,
Per Share Data:	2017	2016	2015
Net asset value, beginning of period(1)	$16.45	$16.46	$16.82
Issuances of common stock	(0.01)	—	0.01
Repurchases of common stock	—	—	(0.01)
Deemed contribution from Ares Capital Management (See Note 16)	0.13	—	—
Issuances of convertible notes	0.04	—	—
Net investment income for period(2)	1.20	1.57	1.62
Net realized and unrealized gains(losses) for period(2)	0.36	(0.06)	(0.41)
Net increase in stockholders’ equity	1.72	1.51	1.21
Total distributions to stockholders(3)	(1.52)	(1.52)	(1.57)
Net asset value at end of period(1)	$16.65	$16.45	$16.46
Per share market value at end of period	$15.72	$16.49	$14.25
Total return based on market value(4)	4.55%	26.39%	1.35%
Total return based on net asset value(5)	10.53%	9.15%	7.16%
Shares outstanding at end of period	426	314	314
Ratio/Supplemental Data:
Net assets at end of period	$7,098	$5,165	$5,173
Ratio of operating expenses to average net assets(6)(7)	9.45%	9.59%	9.51%
Ratio of net investment income to average net assets(6)(8)	7.65%	9.58%	9.75%
Portfolio turnover rate(6)	51%	39%	42%
_______________________________________________________________________________

(1)	The net assets used equals the total stockholders’ equity on the consolidated balance sheet.

(2)	Weighted average basic per share data.

(3)	Includes an additional dividend of $0.05 per share for the three months ended March 31, 2015.

(4)
For the year ended December 31, 2017, the total return based on market value equaled the decrease of the ending market value at December 31, 2017 of $15.72 per share from the ending market value at December 31, 2016 of $16.49 per share plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2017, divided by the market value at December 31, 2016. For the year ended December 31, 2016, the total return based on market value equaled the increase of the ending market value at December 31, 2016 of $16.49 per share from the ending market value at December 31, 2015 of $14.25 per share plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2016, divided by the market value at December 31, 2015. For the year ended December 31, 2015, the total return based on market value equaled the decrease of the ending market value at December 31, 2015 of $14.25 per share from the ending market value at December 31, 2014 of $15.61 per share plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2015, divided by the market value at December 31, 2014. The Company’s shares fluctuate in value. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5)
For the year ended December 31, 2017, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2017, divided by the beginning net asset value for the period. For the year ended December 31, 2016, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2016, divided by the beginning net asset value for the period. For the year ended December 31, 2015, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2015, divided by the beginning net asset value for the period. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan, the issuance of common stock in connection with any equity offerings and the equity components of any convertible notes issued during the period. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(6)	The ratios reflect an annualized amount.

(7)
For the year ended December 31, 2017, the ratio of operating expenses to average net assets consisted of 2.57% of base management fees, 2.18% of income based fees and capital gains incentive fees, net of the Fee Waiver (2.32% of income based fees and capital gains incentive fees excluding the Fee Waiver), 3.37% of the cost of borrowing and 1.33% of other operating expenses. For the year ended December 31, 2016, the ratio of operating expenses to average net assets consisted of 2.64% of base management fees, 2.29% of income based fees and capital gains incentive fees, 3.58% of the cost of borrowing and 1.08% of other operating expenses. For the year ended December 31, 2015, the ratio of operating expenses to average net assets consisted of 2.55% of base management fees, 2.31% of income based fees and capital gains incentive fees, 4.32% of the cost of borrowing and 0.33% of other operating expenses.

(8)	The ratio of net investment income to average net assets excludes income taxes related to realized gains and losses.

15.   SELECTED QUARTERLY DATA (Unaudited)

	2017
	Q4	Q3	Q2	Q1
Total investment income	$307	$294	$284	$275
Net investment income before net realized and unrealized gains (losses) and income based fees and capital gains incentive fees, net of waiver of income based fees (See Note 3)	$185	$175	$154	$142
Income based fees and capital gains incentive fees, net of waiver of income based fees (See Note 3)	$45	$22	$30	$48
Net investment income before net realized and unrealized gains (losses)	$140	$153	$124	$94
Net realized and unrealized gains (losses)	$92	$(14)	54	$24
Net increase in stockholders’ equity resulting from operations	$232	$139	$178	$118
Basic and diluted earnings per common share	$0.54	$0.33	$0.42	$0.28
Net asset value per share as of the end of the quarter	$16.65	$16.49	$16.54	$16.50

	2016
	Q4	Q3	Q2	Q1
Total investment income	$261	$258	$245	$248
Net investment income before net realized and unrealized gains (losses) and income based fees and capital gains incentive fees	$157	$164	$144	$147
Income based fees and capital gains incentive fees	$19	$27	$39	$33
Net investment income before net realized and unrealized gains (losses)	$138	$137	$105	$114
Net realized and unrealized gains (losses)	$(63)	$(28)	$53	$18
Net increase in stockholders’ equity resulting from operations	$75	$109	$158	$132
Basic and diluted earnings per common share	$0.24	$0.35	$0.50	$0.42
Net asset value per share as of the end of the quarter	$16.45	$16.59	$16.62	$16.50

	2015
	Q4	Q3	Q2	Q1
Total investment income	$262	$261	$249	$253
Net investment income before net realized and unrealized gains and income based fees and capital gains incentive fees	$151	$160	$145	$147
Income based fees and capital gains incentive fees	$4	$29	$36	$25
Net investment income before net realized and unrealized gains	$147	$131	$108	$122
Net realized and unrealized gains	$(132)	$(14)	$38	$(21)
Net increase in stockholders’ equity resulting from operations	$15	$117	$146	$101
Basic and diluted earnings per common share	$0.05	$0.37	$0.47	$0.32
Net asset value per share as of the end of the quarter	$16.46	$16.79	$16.80	$16.71

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

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed as a result of the American Capital Acquisition:

Common stock issued by the Company	$1,839
Cash consideration paid by the Company	1,502
Deemed contribution from Ares Capital Management	54
Total purchase price	$3,395
Assets acquired:
Investments(1)	$2,543
Cash and cash equivalents	961
Other assets(2)	117
Total assets acquired	$3,621
Liabilities assumed(3)	(226)
Net assets acquired	$3,395

_______________________________________________________________________________

(1)     Investments acquired were recorded at fair value, which is also the Company’s initial cost basis.

(2)     Other assets acquired in the American Capital Acquisition consisted of the following:

Receivable for open trades	$45
Escrows receivable	41
Interest receivable	9
Other assets	22
Total	$117

(3)     Liabilities assumed in the American Capital Acquisition consisted of the following:

Severance and other payroll related	$95
Lease abandonments	55
Long term incentive plan (see Note 13)	31
Escrows payable	25
Other liabilities	20
Total	$226

During the year ended December 31, 2017, the Company incurred $45 in professional fees and other costs related to the American Capital Acquisition. For the year ended December 31, 2017, these costs included $4 of expenses related to a long term incentive plan liability assumed in the American Capital Acquisition (see Note 13). For the year ended December 31, 2017, these costs also included $18 in one-time investment banking fees incurred in January 2017 upon the closing of the American Capital Acquisition.

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

On May 20, 2013, the Company was named as one of several defendants in an action filed in the United States District Court for the Eastern District of Pennsylvania by the bankruptcy trustee of DSI Renal Holdings LLC (“DSI Renal”) and two affiliate companies. On March 17, 2014, the motion by the Company and the other defendants to transfer the case to the United States District Court for the District of Delaware (the “Delaware Court”) was granted. On May 6, 2014, the Delaware Court referred the matter to the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The complaint alleges, among other things, that each of the named defendants participated in a purported fraudulent transfer involving the restructuring of a subsidiary of DSI Renal. Among other things, the complaint seeks, jointly and severally from all defendants, (1) damages of approximately $425 million, of which the complaint states the Company’s individual share is approximately $117 million, and (2) punitive damages. The defendants filed a motion to dismiss all claims on August 5, 2013. On July 20, 2017, the Bankruptcy Court issued an order granting the motion to dismiss certain claims and denying the motion to dismiss certain other claims, including the purported fraudulent transfer claims. The defendants answered the complaint on August 31, 2017. Under the operative scheduling order, discovery will continue until early 2019 with dispositive motions due on April 30, 2019. No trial date has been set. The Company is currently unable to assess with any certainty whether it may have any exposure in this matter. However, the Company believes the plaintiff’s claims are without merit and intends to vigorously defend itself in this matter.

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

On June 9, 2017, the American Capital defendants reached an agreement in principle with plaintiffs regarding the proposed settlement of claims asserted against them in this action, and the American Capital defendants and plaintiffs subsequently executed a settlement term sheet (the “Term Sheet”) on June 19, 2017. As set forth in the Term Sheet, the American Capital defendants have agreed to the proposed settlement solely to eliminate the burden, expense, distraction and uncertainties inherent in further litigation, and without admitting any liability or wrongdoing. The plaintiffs and American Capital defendants filed a stipulation of settlement and motion for preliminary approval of the settlement with the Court on August 3, 2017. On August 23, 2017, the Court entered an order preliminarily approving the settlement. On August 28, 2017, Elliott filed a cross claim against the American Capital defendants asserting claims for contribution, although the cross claim would not have been expected to result in any additional monetary liability for the American Capital defendants or American Capital.

On October 11, 2017, the plaintiffs and Elliott advised the Court that they reached an agreement in principle to settle the remaining claims in the case, which would also resolve the cross claims against the American Capital defendants. Both the American Capital defendant settlement and Elliott settlement are subject to Court approval. The parties filed a joint stipulation on or about November 17, 2017, notice was sent to stockholders on December 18, 2017, and a final approval hearing to approve the settlements is scheduled for February 16, 2018. If both settlements are approved, then the case will be dismissed in its entirety.

There can be no assurance that the Court will approve the proposed settlements. The proposed settlement by the American Capital defendants is not, and should not be construed as, an admission of wrongdoing or liability by any American Capital defendant.

On August 3, 2017, American Capital and one of its former portfolio companies were awarded a judgment plus prejudgment interest by the United States District Court for the District of Maryland (the “District Court”) following a bench trial in a case first filed by one of American Capital’s insurance companies concerning coverage for bodily injury claims against American Capital and/or its former portfolio company. The District Court found that the carrier breached its duty to defend American Capital and its former portfolio company against more than 1,000 bodily injury claims and awarded damages plus prejudgment interest. American Capital’s carrier filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit; thereafter, American Capital and its former portfolio company filed a notice of cross appeal. The parties are now in the process of filing their respective briefs in appeal, which will be fully briefed by late April 2018. It is currently expected the appeal will be adjudicated in late 2018 at the earliest. American Capital’s recovery will not be known until such time as the appeal is resolved.

18.   SUBSEQUENT EVENTS

The Company's management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2017, except as disclosed below.

In January 2018, the Company issued $600 aggregate principal amount of unsecured notes that mature on March 1, 2025 (the “2025 Notes”). The 2025 Notes bear interest at a rate of 4.25% per year, payable semi‑annually on March 1 and September 1 of each year, commencing on September 1, 2018. The 2025 Notes may be redeemed in whole or in part at the Company’s option at any time at the redemption prices as determined pursuant to the indenture governing the 2025 Notes.

In January 2018, the SDLP’s total available capital was increased from $2.9 billion to $6.4 billion. In connection with this expansion, Varagon and its clients agreed to make capital available to the SDLP of up to approximately $5.0 billion and the Company agreed to make capital available to the SDLP of up to approximately $1.4 billion. The Company will continue to provide capital to the SDLP in the form of SDLP Certificates, and Varagon and its clients will provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. Investment of any unfunded amount must be approved by the investment committee of the SDLP consisting of representatives of the Company and Varagon (with approval from a representative of each required).

In February 2018, the Company's board of directors authorized an amendment to its $300 stock repurchase program to extend the expiration date of the program from February 28, 2018 to February 28, 2019. Under the stock repurchase program, the Company may repurchase up to $300 in the aggregate of its outstanding common stock in the open market at a price per share that meets certain thresholds below its net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARES CAPITAL CORPORATION

By:	/s/ R. KIPP DEVEER
R. Kipp deVeer Chief Executive Officer and Director
Date: February 13, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ R. KIPP DEVEER
R. Kipp deVeer Chief Executive Officer (principal executive officer) and Director
Date: February 13, 2018

By:	/s/ PENNI F. ROLL
Penni F. Roll Chief Financial Officer (principal financial officer)
Date: February 13, 2018

By:	/s/ SCOTT C. LEM
Scott C. Lem Chief Accounting Officer (principal accounting officer)
Date: February 13, 2018

By:	/s/ MICHAEL J AROUGHETI
Michael J Arougheti Director
Date: February 13, 2018

By:	/s/ STEVE BARTLETT
Steve Bartlett Director
Date: February 13, 2018

By:	/s/ ANN TORRE BATES
Ann Torre Bates Director
Date: February 13, 2018

By:	/s/ STEVEN B. MCKEEVER
Steven B. McKeever Director
Date: February 13, 2018

By:	/s/ DANIEL KELLY, JR.
Daniel Kelly, JR. Director
Date: February 13, 2018

By:	/s/ ROBERT L. ROSEN
Robert L. Rosen Director
Date: February 13, 2018

By:	/s/ BENNETT ROSENTHAL
Bennett Rosenthal Director
Date: February 13, 2018

By:	/s/ ERIC B. SIEGEL
Eric B. Siegel Director
Date: February 13, 2018