Form 10-Q
period 2018-06-30
ARES CAPITAL CORP
filed 2018-08-01
CIK 1287750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2018
Common stock, $0.001 par value	426,298,200

ARES CAPITAL CORPORATION

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions, except per share data)

	As of
	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliate company investments	$8,995	$10,010
Non-controlled affiliate company investments	237	216
Controlled affiliate company investments	2,295	1,615
Total investments at fair value (amortized cost of $11,435 and $11,905, respectively)	11,527	11,841
Cash and cash equivalents	509	316
Interest receivable	89	93
Receivable for open trades	56	1
Other assets	116	96
Total assets	$12,297	$12,347
LIABILITIES
Debt	$4,542	$4,854
Base management fees payable	45	44
Income based fees payable	30	27
Capital gains incentive fees payable	117	79
Accounts payable and other liabilities	140	181
Interest and facility fees payable	69	64
Payable for open trades	84	—
Total liabilities	5,027	5,249
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share, 600 common shares authorized; 426 common shares issued and outstanding	—	—
Capital in excess of par value	7,192	7,192
Accumulated overdistributed net investment income	(99)	(81)
Accumulated undistributed net realized gains on investments, foreign currency transactions, extinguishment of debt and other assets	87	72
Net unrealized gains (losses) on investments, foreign currency and other transactions	90	(85)
Total stockholders’ equity	7,270	7,098
Total liabilities and stockholders’ equity	$12,297	$12,347
NET ASSETS PER SHARE	$17.05	$16.65

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest income from investments (excluding payment-in-kind (“PIK”) interest income)	$199	$160	$396	$311
PIK interest income from investments	18	11	35	28
Capital structuring service fees	20	24	46	36
Dividend income	8	6	17	12
Other income	20	5	26	9
Total investment income from non-controlled/non-affiliate company investments	265	206	520	396
From non-controlled affiliate company investments:
Interest income from investments (excluding PIK interest income)	4	3	8	6
PIK interest income from investments	1	1	2	2
Total investment income from non-controlled affiliate company investments	5	4	10	8
From controlled affiliate company investments:
Interest income from investments (excluding PIK interest income)	34	52	63	108
PIK interest income from investments	6	4	12	7
Capital structuring service fees	5	5	8	5
Dividend income	16	10	29	28
Other income	2	3	8	7
Total investment income from controlled affiliate company investments	63	74	120	155
Total investment income	333	284	650	559
EXPENSES:
Interest and credit facility fees	61	55	121	110
Base management fees	45	44	91	83
Income based fees	40	30	78	62
Capital gain incentive fees	18	10	38	26
Administrative fees	4	3	7	6
Net professional fees and other costs related to the American Capital Acquisition	(1)	12	2	38
Other general and administrative	8	9	16	17
Total expenses	175	163	353	342
Waiver of income based fees	(10)	(10)	(20)	(10)
Total expenses, net of waiver of income based fees	165	153	333	332
NET INVESTMENT INCOME BEFORE INCOME TAXES	168	131	317	227
Income tax expense, including excise tax	6	7	11	9
NET INVESTMENT INCOME	162	124	306	218
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS, FOREIGN CURRENCY AND OTHER TRANSACTIONS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	24	67	24	73
Controlled affiliate company investments	(2)	45	(2)	52
Foreign currency and other transactions	5	(2)	(7)	(13)
Net realized gains	27	110	15	112
Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	(6)	(85)	10	(99)
Non-controlled affiliate company investments	(4)	(2)	(2)	(1)
Controlled affiliate company investments	70	43	148	74
Foreign currency and other transactions	5	(8)	19	(4)
Net unrealized gains (losses)	65	(52)	175	(30)
Net realized and unrealized gains from investments, foreign currency and other transactions	92	58	190	82

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
REALIZED LOSSES ON EXTINGUISHMENT OF DEBT	—	(4)	—	(4)
NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$254	$178	$496	$296
BASIC AND DILUTED EARNINGS PER COMMON SHARE (see Note 10)	$0.60	$0.42	$1.16	$0.70
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING (see Note 10)	426	426	426	424

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2018
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Healthcare Services
Absolute Dental Management LLC and ADM Equity, LLC	Dental services provider	First lien senior secured loan ($19.0 par due 1/2022)	9.83% (Libor + 7.50%/Q)	1/5/2016	$19.0	$18.1	(2)(17)
		First lien senior secured loan ($5.1 par due 1/2022)	9.83% (Libor + 7.50%/Q)	1/5/2016	5.1	4.8	(4)(17)
		Class A preferred units (4,000,000 units)		1/5/2016	4.0	1.0	(2)
		Class A common units (4,000,000 units)		1/5/2016	—	—	(2)
					28.1	23.9
Acessa Health Inc. (fka HALT Medical, Inc.)	Medical supply provider	Common stock (569,823 shares)		6/22/2017	0.1	—
ADCS Billings Intermediate Holdings, LLC (21)	Dermatology practice	First lien senior secured revolving loan ($3.3 par due 5/2022)	9.75% (Base Rate + 4.75%/Q)	5/18/2016	3.3	3.2	(2)(17)(20)
ADG, LLC and RC IV GEDC Investor LLC (21)	Dental services provider	First lien senior secured revolving loan ($1.0 par due 9/2022)	6.80% (Libor + 4.75%/M)	9/28/2016	1.0	1.0	(2)(17)
		First lien senior secured revolving loan ($2.1 par due 9/2022)	6.84% (Libor + 4.75%/M)	9/28/2016	2.1	2.0	(2)(17)
		First lien senior secured revolving loan ($0.6 par due 9/2022)	8.75% (Base Rate + 3.75%/M)	9/28/2016	0.6	0.6	(2)(17)
		Second lien senior secured loan ($87.5 par due 3/2024)	11.09% (Libor + 9.00%/M)	9/28/2016	87.5	79.6	(2)(17)
		Membership units (3,000,000 units)		9/28/2016	3.0	1.4	(2)
					94.2	84.6
Air Medical Group Holdings, Inc. and Air Medical Buyer Corp.	Emergency air medical services provider	Senior subordinated loan ($182.7 par due 3/2026)	9.96% (Libor + 7.88%/M)	3/14/2018	182.7	182.7	(2)(17)
		Warrant to purchase up to 115,733 units of common stock (expires 3/2028)		3/14/2018	0.9	1.5	(2)
					183.6	184.2
Alcami Holdings, LLC (7)(21)	Outsourced drug development services provider	First lien senior secured revolving loan ($7.7 par due 10/2019)	7.50% (Libor + 5.50%/M)	1/3/2017	7.7	7.7	(2)(17)
		First lien senior secured revolving loan ($2.0 par due 10/2019)	7.55% (Libor + 5.50%/M)	1/3/2017	2.0	2.0	(2)(17)
		First lien senior secured revolving loan ($15.9 par due 10/2019)	7.59% (Libor + 5.50%/M)	1/3/2017	15.9	15.9	(2)(17)
		First lien senior secured loan ($10.0 par due 10/2020)	7.59% (Libor + 5.50%/M)	1/3/2017	10.0	10.0	(2)(17)
		First lien senior secured loan ($95.2 par due 10/2020)	7.59% (Libor + 5.50%/M)	1/3/2017	95.2	95.2	(3)(17)
		First lien senior secured loan ($0.2 par due 10/2020)	11.50% (Base Rate + 6.50%/M)	1/3/2017	0.2	0.2	(3)(17)
		Senior subordinated loan ($25.0 par due 10/2020)	12.25%	1/3/2017	25.0	25.0	(2)
		Senior subordinated loan ($30.0 par due 10/2020)	11.75%	1/3/2017	30.0	30.0	(2)
		Senior subordinated loan ($30.0 par due 10/2020)	12.00%	1/3/2017	30.0	30.0	(2)
		Senior subordinated loan ($38.9 par due 10/2020)	14.75% PIK	1/3/2017	38.9	38.9	(2)
		Senior subordinated loan ($39.5 par due 10/2020)	15.25% PIK	1/3/2017	28.4	39.5	(2)
		Series P-1 preferred membership units (100,000 units)		1/3/2017	—	81.6
		Series P-2 preferred membership units (143,642 units)		1/3/2017	—	117.3
		Series R preferred membership units (30,000 units)		1/3/2017	—	40.6

As of June 30, 2018
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Series R-2 preferred membership units (54,936 units)		1/3/2017	—	73.4
					283.3	607.3
Alegeus Technologies Holdings Corp.	Benefits administration and transaction processing provider	Preferred stock (2,997 shares)		12/13/2013	3.1	3.1
		Common stock (3 shares)		12/13/2013	—	—
					3.1	3.1
Alteon Health, LLC	Provider of physician management services	First lien senior secured loan ($3.0 par due 9/2022)	8.59% (Libor + 6.50%/M)	5/15/2017	3.0	2.6	(2)(17)
American Academy Holdings, LLC (21)	Provider of education, training, certification, networking, and consulting services to medical coders and other healthcare professionals	First lien senior secured revolving loan ($0.9 par due 12/2022)	8.58% (Libor + 6.25%/Q)	12/15/2017	0.9	0.9	(2)(17)
		First lien senior secured loan ($109.9 par due 12/2022)	8.58% (Libor + 6.25%/Q)	12/15/2017	109.9	109.9	(2)(17)
		First lien senior secured loan ($73.4 par due 12/2022)	8.58% (Libor + 6.25%/Q)	12/15/2017	73.4	73.4	(3)(17)
		Senior subordinated loan ($77.5 par due 6/2023)	16.33% (Libor + 8.00% Cash, 6.00% PIK/Q)	12/15/2017	77.5	77.5	(2)(17)
					261.7	261.7
Bambino CI Inc. (21)	Manufacturer and provider of single-use obstetrics products	First lien senior secured revolving loan ($2.8 par due 10/2022)	8.09% (Libor + 6.00%/M)	10/17/2017	2.8	2.8	(2)(17)
		First lien senior secured loan ($31.0 par due 10/2023)	8.09% (Libor + 6.00%/M)	10/17/2017	31.0	31.0	(3)(17)
					33.8	33.8
CCS Intermediate Holdings, LLC and CCS Group Holdings, LLC (21)	Correctional facility healthcare operator	First lien senior secured revolving loan ($4.1 par due 7/2019)	6.33% (Libor + 4.00%/Q)	7/23/2014	4.1	4.0	(2)(17)(20)
		First lien senior secured loan ($6.5 par due 7/2021)	6.33% (Libor + 4.00%/Q)	7/23/2014	6.5	6.4	(2)(17)
		Second lien senior secured loan ($135.0 par due 7/2022)	10.68% (Libor + 8.38%/Q)	7/23/2014	134.3	129.6	(2)(17)
		Class A units (1,000,000 units)		8/19/2010	—	0.9	(2)
					144.9	140.9
Comprehensive EyeCare Partners, LLC (21)	Vision care practice management company	First lien senior secured loan ($5.4 par due 2/2024)	6.83% (Libor + 4.50%/Q)	2/14/2018	5.4	5.4	(2)(17)
Correctional Medical Group Companies, Inc.	Correctional facility healthcare operator	First lien senior secured loan ($48.8 par due 9/2021)	10.47% (Libor + 8.14%/Q)	9/29/2015	48.8	48.8	(3)(17)
		First lien senior secured loan ($3.1 par due 9/2021)	10.71% (Libor + 8.38%/Q)	9/29/2015	3.1	3.1	(2)(17)
					51.9	51.9
CSHM LLC (7)	Dental services provider	Class A membership units (1,979 units)		1/3/2017	—	—
D4C Dental Brands HoldCo, Inc. and Bambino Group Holdings, LLC (21)	Dental services provider	First lien senior secured revolving loan ($1.3 par due 12/2022)	10.25% (Base Rate + 5.25%/Q)	12/21/2016	1.3	1.3	(2)(17)
		Class A preferred units (1,000,000 units)		12/21/2016	1.0	1.4	(2)
					2.3	2.7
Datix Bidco Limited (8)	Global healthcare software company that provides software solutions for patient safety and risk management	First lien senior secured loan ($5.8 par due 4/2025)	7.02% (Libor + 4.50%/S)	4/27/2018	5.7	5.8	(2)(17)
DCA Investment Holding, LLC (21)	Multi-branded dental practice management	First lien senior secured revolving loan	—	7/2/2015	—	—	(2)(19)
		First lien senior secured loan ($18.6 par due 7/2021)	7.58% (Libor + 5.25%/Q)	7/2/2015	18.5	18.6	(4)(17)
					18.5	18.6
Emerus Holdings, Inc. (21)	Freestanding 24-hour emergency care micro-hospitals operator	First lien senior secured revolving loan ($1.5 par due 9/2020)	6.60% (Libor + 4.50%/M)	3/14/2017	1.5	1.3	(2)(17)

As of June 30, 2018
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($3.2 par due 9/2021)	6.60% (Libor + 4.50%/M)	3/14/2017	2.9	2.8	(2)(17)
					4.4	4.1
GHX Ultimate Parent Corporation, Commerce Parent, Inc. and Commerce Topco, LLC	On-demand supply chain automation solutions provider to the healthcare industry	Second lien senior secured loan ($34.2 par due 6/2025)	10.33% (Libor + 8.00%/Q)	6/30/2017	33.9	34.4	(2)(17)
		Second lien senior secured loan ($54.5 par due 6/2025)	12.00% (Base Rate + 7.00%/Q)	6/30/2017	54.1	54.8	(2)(17)
		Series A preferred stock (110,425 shares)	13.08% PIK (Libor + 10.75%/Q)	6/30/2017	125.3	125.3	(2)(17)
		Class A units (14,013,303 units)		6/30/2017	14.0	19.6	(2)
					227.3	234.1
Greenphire, Inc. and RMCF III CIV XXIX, L.P	Software provider for clinical trial management	Limited partnership interest (99.90% interest)		12/19/2014	1.0	2.6	(2)
Hygiena Borrower LLC (21)	Adenosine triphosphate testing technology provider	First lien senior secured loan ($7.5 par due 8/2022)	6.33% (Libor + 4.00%/Q)	6/29/2018	7.5	7.5	(2)(17)
		Second lien senior secured loan ($10.0 par due 8/2023)	10.08% (Libor + 7.75%/Q)	8/26/2016	10.0	9.9	(2)(17)
		Second lien senior secured loan ($10.7 par due 8/2023)	10.08% (Libor + 7.75%/Q)	2/27/2017	10.7	10.6	(2)(17)
		Second lien senior secured loan ($11.1 par due 8/2023)	10.08% (Libor + 7.75%/Q)	6/29/2018	11.1	11.0	(2)(17)
					39.3	39.0
JDC Healthcare Management, LLC (21)	Dental services provider	First lien senior secured revolving loan ($0.5 par due 4/2022)	8.80% (Libor + 6.75%/M)	4/10/2017	0.5	0.5	(2)(17)
		First lien senior secured revolving loan ($2.0 par due 4/2022)	8.84% (Libor + 6.75%/M)	4/10/2017	2.0	2.0	(2)(17)
		First lien senior secured loan ($4.2 par due 4/2023)	9.01% (Libor + 6.75%/Q)	4/10/2017	4.2	4.1	(2)(17)
		First lien senior secured loan ($9.9 par due 4/2023)	8.84% (Libor + 6.75%/M)	4/10/2017	9.9	9.7	(2)(17)
		First lien senior secured loan ($19.8 par due 4/2023)	8.84% (Libor + 6.75%/M)	4/10/2017	19.8	19.4	(4)(17)
					36.4	35.7
KBHS Acquisition, LLC (d/b/a Alita Care, LLC) (21)	Provider of behavioral health services	First lien senior secured revolving loan ($0.3 par due 3/2022)	7.06% (Libor + 5.00%/M)	3/17/2017	0.3	0.3	(2)(17)
		First lien senior secured revolving loan ($2.2 par due 3/2022)	7.09% (Libor + 5.00%/M)	3/17/2017	2.2	2.2	(2)(17)
		First lien senior secured revolving loan ($0.8 par due 3/2022)	7.02% (Libor + 5.00%/M)	3/17/2017	0.8	0.8	(2)(17)
					3.3	3.3
Key Surgical LLC (21)	Provider of sterile processing, operating room and instrument care supplies for hospitals	First lien senior secured revolving loan ($0.6 par due 6/2022)	8.75% (Base Rate + 3.75%/Q)	6/1/2017	0.6	0.6	(2)(17)
		First lien senior secured loan ($17.4 par due 6/2023)	5.75% (EURIBOR + 4.75%/Q)	6/1/2017	16.7	17.4	(2)(17)
					17.3	18.0
MB2 Dental Solutions, LLC (21)	Dental services provider	First lien senior secured revolving loan ($2.1 par due 9/2023)	8.75% (Base Rate + 3.75%/Q)	9/29/2017	2.1	2.1	(2)(17)
		First lien senior secured loan ($4.7 par due 9/2023)	7.05% (Libor + 4.75%/Q)	9/29/2017	4.7	4.7	(2)(17)
					6.8	6.8
MCH Holdings, Inc. and MC Acquisition Holdings I, LLC	Healthcare professional provider	First lien senior secured loan ($65.3 par due 1/2020)	7.57% (Libor + 5.50%/M)	7/26/2017	65.3	65.3	(2)(17)
		First lien senior secured loan ($77.3 par due 1/2020)	7.59% (Libor + 5.50%/M)	7/26/2017	77.3	77.3	(2)(17)

As of June 30, 2018
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($9.0 par due 1/2020)	7.57% (Libor + 5.50%/M)	7/26/2017	9.0	9.0	(4)(17)
		First lien senior secured loan ($10.7 par due 1/2020)	7.59% (Libor + 5.50%/M)	7/26/2017	10.7	10.7	(4)(17)
		Class A units (1,438,643 shares)		1/17/2014	1.5	1.1	(2)
					163.8	163.4
MW Dental Holding Corp. (21)	Dental services provider	First lien senior secured revolving loan ($3.5 par due 4/2021)	9.08% (Libor + 6.75%/Q)	4/12/2011	3.5	3.5	(2)(17)
		First lien senior secured loan ($9.1 par due 4/2021)	9.08% (Libor + 6.75%/Q)	3/19/2018	9.1	9.1	(2)(17)
		First lien senior secured loan ($58.6 par due 4/2021)	9.08% (Libor + 6.75%/Q)	4/12/2011	58.6	58.6	(2)(17)
		First lien senior secured loan ($46.5 par due 4/2021)	9.08% (Libor + 6.75%/Q)	4/12/2011	46.5	46.5	(3)(17)
		First lien senior secured loan ($19.2 par due 4/2021)	9.08% (Libor + 6.75%/Q)	4/12/2011	19.2	19.2	(4)(17)
					136.9	136.9
My Health Direct, Inc.	Healthcare scheduling exchange software solution provider	Warrant to purchase up to 4,548 shares of Series D preferred stock (expires 9/2024)		9/18/2014	—	—	(2)
New Trident Holdcorp, Inc. and Trident Holding Company, LLC	Outsourced mobile diagnostic healthcare service provider	Second lien senior secured loan ($24.8 par due 7/2022)	8.09% (Libor + 6.00%/M)	8/1/2013	19.5	17.6	(2)(17)
		Second lien senior secured loan ($86.2 par due 7/2020)		8/1/2013	77.9	33.0	(2)(13)(16)
		Senior subordinated loan ($9.1 par due 7/2020)		11/29/2017	8.8	—	(2)(16)
					106.2	50.6
NMSC Holdings, Inc. and ASP NAPA Holdings, LLC	Anesthesia management services provider	Second lien senior secured loan ($72.8 par due 10/2023)	12.45% (Libor + 10.00%/Q)	4/19/2016	72.8	65.5	(2)(17)
		Class A units (25,277 units)		4/19/2016	2.5	0.7	(2)
					75.3	66.2
Nodality, Inc.	Biotechnology company	First lien senior secured loan ($2.9 par due 8/2016)		11/12/2015	2.1	—	(2)(16)
		First lien senior secured loan ($13.9 par due 8/2016)		4/25/2014	9.7	—	(2)(16)
		Warrant to purchase up to 3,736,255 shares of common stock (expires 3/2026)		5/1/2016	—	—	(2)
					11.8	—
NSM Sub Holdings Corp. (21)	Provider of customized mobility, rehab and adaptive seating systems	First lien senior secured revolving loan ($1.3 par due 10/2022)	9.00% (Base Rate + 4.00%/Q)	9/28/2017	1.3	1.3	(2)(17)
		First lien senior secured loan ($4.9 par due 10/2022)	6.83% (Libor + 4.50%/Q)	6/1/2018	4.9	4.9	(2)(17)
					6.2	6.2
nThrive, Inc. (fka Precyse Acquisition Corp.)	Provider of healthcare information management technology and services	Second lien senior secured loan ($10.0 par due 4/2023)	11.84% (Libor + 9.75%/M)	4/20/2016	9.7	9.8	(2)(17)
OmniSYS Acquisition Corporation, OmniSYS, LLC, and OSYS Holdings, LLC	Provider of technology-enabled solutions to pharmacies	Limited liability company membership interest (1.57%)		11/21/2013	1.0	0.6	(2)
Pathway Vet Alliance, LLC (21)	Operator of freestanding veterinary hospitals	First lien senior secured loan ($0.2 par due 10/2024)	6.34% (Libor + 4.25%/M)	10/4/2017	0.2	0.2	(2)(17)
		First lien senior secured loan ($0.1 par due 10/2024)	6.34% (Libor + 4.25%/M)	5/24/2018	0.1	0.1	(2)(17)
		First lien senior secured loan ($1.4 par due 10/2024)	6.34% (Libor + 4.25%/M)	10/4/2017	1.4	1.4	(2)(17)
					1.7	1.7
Patterson Medical Supply, Inc.	Distributor of rehabilitation supplies and equipment	Second lien senior secured loan ($78.0 par due 8/2023)	10.86% (Libor + 8.50%/Q)	9/2/2015	76.6	68.6	(2)(17)

As of June 30, 2018
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
PhyMED Management LLC	Provider of anesthesia services	Second lien senior secured loan ($47.2 par due 5/2021)	11.07% (Libor + 8.75%/Q)	12/18/2015	46.8	45.8	(2)(17)
Practice Insight, LLC (21)	Revenue cycle management provider to the emergency healthcare industry	First lien senior secured revolving loan ($0.6 par due 8/2022)	9.00% (Base Rate + 4.00%/Q)	8/23/2017	0.6	0.6	(2)(17)
		First lien senior secured loan ($12.4 par due 8/2022)	7.09% (Libor + 5.00%/M)	8/23/2017	12.4	12.4	(2)(17)
					13.0	13.0
ProVation Medical, Inc.	Provider of documentation and coding software for GI physicians	First lien senior secured loan ($13.1 par due 3/2024)	9.05% (Libor + 7.00%/M)	3/9/2018	12.9	13.0	(2)(17)
RecoveryDirect Acquisition, L.L.C. (21)	Outpatient physical therapy provider	First lien senior secured revolving loan ($2.3 par due 1/2023)	6.55% (Libor + 4.50%/M)	1/3/2018	2.3	2.3	(2)(17)
		First lien senior secured loan ($7.0 par due 1/2024)	6.83% (Libor + 4.50%/Q)	1/3/2018	7.0	7.0	(2)(17)
		First lien senior secured loan ($14.9 par due 1/2024)	6.83% (Libor + 4.50%/Q)	1/3/2018	14.9	14.9	(2)(17)
		First lien senior secured loan ($19.9 par due 1/2024)	6.83% (Libor + 4.50%/Q)	1/3/2018	19.9	19.9	(4)(17)
					44.1	44.1
Respicardia, Inc.	Developer of implantable therapies to improve cardiovascular health	Warrant to purchase up to 99,094 shares of Series C preferred stock (expires 6/2022)		6/28/2012	—	—	(2)
Salter Labs (21)	Developer, manufacturer and supplier of consumable products for medical device customers	First lien senior secured revolving loan ($0.6 par due 3/2020)	6.61% (Libor + 4.25%/Q)	2/8/2018	0.6	0.6	(2)(17)
		First lien senior secured revolving loan ($0.2 par due 3/2020)	6.58% (Libor + 4.25%/Q)	2/8/2018	0.2	0.2	(2)(17)
		First lien senior secured revolving loan ($0.2 par due 3/2020)	8.25% (Base Rate + 3.25%/Q)	2/8/2018	0.2	0.2	(2)(17)
					1.0	1.0
SCSG EA Acquisition Company, Inc. (21)	Provider of outsourced clinical services to hospitals and health systems	First lien senior secured revolving loan ($0.1 par due 9/2022)	6.28% (Libor + 4.25%/Q)	9/1/2017	0.1	0.1	(2)(17)(20)
		First lien senior secured revolving loan ($0.2 par due 9/2022)	6.61% (Libor + 4.25%/Q)	9/1/2017	0.2	0.2	(2)(17)(20)
					0.3	0.3
SiroMed Physician Services, Inc. and SiroMed Equity Holdings, LLC (21)	Outsourced anesthesia provider	First lien senior secured loan ($17.5 par due 3/2024)	7.08% (Libor + 4.75%/Q)	3/26/2018	17.5	17.3	(2)(17)
		Common units (171,784 units)		3/26/2018	4.6	4.7	(2)
					22.1	22.0
Symmetry Surgical, Inc (21)	Marketer and distributor of medical devices focused on the general surgery market	First lien senior secured revolving loan ($2.0 par due 7/2021)	6.00% (Libor + 4.00%/M)	2/8/2018	2.0	2.0	(2)(17)
Synergy HomeCare Franchising, LLC and NP/Synergy Holdings, LLC (21)	Franchisor of private-pay home care for the elderly	First lien senior secured loan ($16.1 par due 4/2024)	8.08% (Libor + 5.75%/Q)	4/2/2018	16.1	16.0	(2)(17)
		Common units (550 units)		4/2/2018	0.6	0.6
					16.7	16.6
TerSera Therapeutics LLC	Acquirer and developer of specialty therapeutic pharmaceutical products	First lien senior secured loan ($5.3 par due 3/2023)	7.58% (Libor + 5.25%/Q)	5/3/2017	5.2	5.3	(4)(17)
U.S. Anesthesia Partners, Inc.	Anesthesiology service provider	Second lien senior secured loan ($71.8 par due 6/2025)	9.34% (Libor + 7.25%/M)	6/16/2017	70.9	71.8	(2)(17)
Urgent Cares of America Holdings I, LLC and FastMed Holdings I, LLC (21)	Operator of urgent care clinics	Preferred units (7,696,613 units)		6/11/2015	7.7	3.3
		Series A common units (2,000,000 units)		6/11/2015	2.0	—

As of June 30, 2018
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Series C common units (5,288,427 units)		6/11/2015	—	—
					9.7	3.3
VistaPharm, Inc. and Vertice Pharma UK Parent Limited (8)	Manufacturer and distributor of generic pharmaceutical products	Preferred shares (40,662 shares)		12/21/2015	0.3	0.7
West Dermatology, LLC (21)	Dermatology Practice Platform	First lien senior secured revolving loan ($0.4 par due 4/2022)	7.53% (Libor + 5.50%/M)	2/8/2018	0.4	0.4	(2)(17)
		First lien senior secured revolving loan ($2.5 par due 4/2022)	7.83% (Libor + 5.50%/M)	2/8/2018	2.5	2.5	(2)(17)
		First lien senior secured loan ($0.8 par due 4/2023)	7.82% (Libor + 5.50%/Q)	4/2/2018	0.8	0.8	(2)(17)
		First lien senior secured loan ($4.1 par due 4/2023)	7.83% (Libor + 5.50%/Q)	4/2/2018	4.1	4.1	(2)(17)
		First lien senior secured loan ($7.7 par due 4/2023)	7.83% (Libor + 5.50%/Q)	4/2/2018	7.7	7.7	(2)(17)
					15.5	15.5
WIRB - Copernicus Group, Inc (21)	Provider of regulatory, ethical, and safety review services for clinical research involving human subjects	First lien senior secured revolving loan	—	2/8/2018	—	—	(2)(19)
WSHP FC Acquisition LLC (21)	Provider of biospecimen products	First lien senior secured revolving loan ($2.5 par due 3/2024)	8.94% (Libor + 6.50%/Q)	3/30/2018	2.5	2.5	(2)(17)
		First lien senior secured loan ($28.6 par due 3/2024)	7.50% (Libor + 6.50%/Q)	3/30/2018	28.6	28.3	(2)(17)
					31.1	30.8
					2,339.5	2,562.5		35.24%
Business Services
1163227 B.C. Ltd (8)(21)	Lab testing services for nicotine containing products	First lien senior secured loan ($20.0 par due 6/2024)	8.00% (Libor + 6.25%/Q)	6/25/2018	19.7	19.9	(2)(17)
Accommodations Plus Technologies LLC and Accommodations Plus Technologies Holdings LLC (21)	Provider of outsourced crew accommodations and logistics management solutions to the airline industry	First lien senior secured loan ($12.6 par due 5/2024)	7.12% (Libor + 5.00%/B)	5/11/2018	12.6	12.5	(2)(17)
		Class A common units (236,358 units)		5/11/2018	4.6	4.6	(2)
					17.2	17.1
Accruent, LLC, Accruent Holding, LLC, Athena Parent, Inc. and Athena SuperHoldco, Inc. (21)	Real estate and facilities management software provider	First lien senior secured loan ($0.4 par due 7/2023)	7.07% (Libor + 4.75%/Q)	5/31/2018	0.4	0.4	(2)(17)
		First lien senior secured loan ($0.5 par due 7/2023)	7.06% (Libor + 4.75%/Q)	5/31/2018	0.5	0.5	(2)(17)
		Second lien senior secured loan ($3.5 par due 7/2024)	11.07% (Libor + 8.75%/Q)	7/28/2017	3.5	3.5	(2)(17)
		Second lien senior secured loan ($85.3 par due 7/2024)	11.07% (Libor + 8.75%/Q)	7/28/2017	85.3	85.3	(2)(17)
		Senior subordinated loan ($22.5 par due 7/2025)	11.50% PIK	7/28/2017	22.5	22.5	(2)
		Senior subordinated loan ($80.2 par due 7/2025)	11.50% PIK	7/28/2017	80.2	80.2	(2)
		Senior subordinated loan ($3.4 par due 7/2025)	11.56% (Libor + 9.25%/Q)	5/31/2018	3.4	3.4	(2)(17)
		Common stock (3,464 shares)		7/28/2017	3.6	3.6	(2)
		Warrant to purchase up to 11,380 shares of common stock (expires 7/2037)		7/28/2017	—	4.1	(2)
					199.4	203.5
Achilles Acquisition LLC (21)	Benefits broker and outsourced workflow automation platform provider for brokers	First lien senior secured loan ($2.8 par due 6/2023)	8.09% (Libor + 6.00%/M)	6/6/2017	2.8	2.8	(2)(17)

As of June 30, 2018
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($5.9 par due 6/2023)	8.09% (Libor + 6.00%/M)	2/2/2018	5.9	5.9	(2)(17)
		First lien senior secured loan ($2.9 par due 6/2023)	8.09% (Libor + 6.00%/M)	6/6/2017	2.9	2.9	(4)(17)
					11.6	11.6
Acrisure, LLC, Acrisure Investors FO, LLC and Acrisure Investors SO, LLC (9)	Retail insurance advisor and brokerage	Membership interests (1.91% interest)		11/18/2016	11.0	14.2	(2)
		Membership interests (0.95% interest)		11/18/2016	3.7	4.0	(2)
					14.7	18.2
BeyondTrust Software, Inc.	Management software solutions provider	First lien senior secured loan ($45.9 par due 11/2023)	8.61% (Libor + 6.25%/Q)	11/21/2017	45.2	45.9	(3)(17)
Brandtone Holdings Limited (8)	Mobile communications and marketing services provider	First lien senior secured loan ($4.8 par due 11/2018)		5/11/2015	4.5	—	(2)(16)
		First lien senior secured loan ($3.2 par due 2/2019)		5/11/2015	2.9	—	(2)(16)
		Warrant to purchase up to 184,003 units of convertible preferred shares (expires 8/2026)		8/5/2016	—	—	(2)
					7.4	—
CallMiner, Inc.	Provider of cloud-based conversational analytics solutions	Warrant to purchase up to 2,350,636 shares of Series 1 preferred stock (expires 7/2024)		7/23/2014	—	—	(2)
Chesapeake Research Review, LLC and Schulman Associates Institutional Review Board, Inc. (21)	Provider of central institutional review boards over clinical trials	First lien senior secured loan ($16.3 par due 11/2023)	8.08% (Libor + 5.75%/Q)	11/7/2017	16.3	16.3	(2)(17)
Clearwater Analytics, LLC (21)	Provider of integrated cloud-based investment portfolio management, accounting, reporting and analytics software	First lien senior secured revolving loan ($0.3 par due 9/2022)	7.08% (Libor + 5.00%/M)	9/1/2016	0.3	0.3	(2)(17)
CMW Parent LLC (fka Black Arrow, Inc.)	Multiplatform media firm	Series A units (32 units)		9/11/2015	—	—	(2)
Columbo Midco Limited, Columbo Bidco Limited and Columbo Topco Limited (7)(8)	Compliance, accounting and tax consulting services provider	Preferred stock (34,028,135 shares)		1/3/2017	2.3	21.5
		Preferred stock (17,653,253 shares)		1/3/2017	21.6	8.7
		Preferred stock (3,232,666 shares)		1/3/2017	4.0	4.3
					27.9	34.5
Command Alkon Incorporated (21)	Software solutions provider to the ready-mix concrete industry	First lien senior secured revolving loan ($1.5 par due 9/2022)	9.00% (Base Rate + 4.00%/M)	9/1/2017	1.5	1.5	(2)(17)(20)
		First lien senior secured loan ($20.5 par due 9/2023)	6.98% (Libor + 5.00%/M)	9/1/2017	20.5	20.5	(2)(17)
		Second lien senior secured loan ($33.8 par due 3/2024)	10.98% (Libor + 9.00%/M)	9/1/2017	33.8	33.8	(2)(17)
					55.8	55.8
Compusearch Software Systems, Inc.	Provider of enterprise software and services for organizations in the public sector	Second lien senior secured loan ($51.0 par due 11/2021)	11.09% (Libor + 8.75%/Q)	1/3/2017	51.0	51.0	(2)(17)
Compuware Parent, LLC	Web and mobile cloud performance testing and monitoring services provider	Class A-1 common stock (4,132 units)		12/15/2014	2.3	2.8	(2)
		Class B-1 common stock (4,132 units)		12/15/2014	0.5	0.6	(2)
		Class C-1 common stock (4,132 units)		12/15/2014	0.3	0.4	(2)
		Class A-2 common stock (4,132 units)		12/15/2014	—	—	(2)
		Class B-2 common stock (4,132 units)		12/15/2014	—	—	(2)

As of June 30, 2018
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Class C-2 common stock (4,132 units)		12/15/2014	—	—	(2)
					3.1	3.8
Directworks, Inc. and Co-Exprise Holdings, Inc.	Provider of cloud-based software solutions for direct materials sourcing and supplier management for manufacturers	First lien senior secured loan ($1.8 par due 4/2018)		12/19/2014	1.3	0.2	(2)(16)
		Warrant to purchase up to 1,875,000 shares of Series 1 preferred stock (expires 12/2024)		12/19/2014	—	—	(2)
					1.3	0.2
Doxim Inc. (8)(21)	Enterprise content management provider	First lien senior secured loan ($10.2 par due 2/2024)	8.33% (Libor + 6.00%/Q)	2/28/2018	10.0	10.1	(2)(12)(17)
DRB Holdings, LLC (21)	Provider of integrated technology solutions to car wash operators	First lien senior secured loan ($24.0 par due 10/2023)	7.59% (Libor + 5.50%/M)	10/6/2017	24.0	24.0	(2)(17)
DTI Holdco, Inc. and OPE DTI Holdings, Inc. (21)	Provider of legal process outsourcing and managed services	First lien senior secured revolving loan ($1.3 par due 9/2021)	6.56% (Libor + 4.50%/M)	9/23/2016	1.3	1.3	(2)(17)
		First lien senior secured revolving loan ($0.4 par due 9/2021)	6.56% (Libor + 4.50%/M)	9/23/2016	0.4	0.4	(2)(17)
		First lien senior secured revolving loan ($0.5 par due 9/2021)	6.60% (Libor + 4.50%/M)	9/23/2016	0.5	0.5	(2)(17)
		Class A common stock (7,500 shares)		8/19/2014	7.5	6.3	(2)
		Class B common stock (7,500 shares)		8/19/2014	—	—	(2)
					9.7	8.5
Emergency Communications Network, LLC (21)	Provider of mission critical emergency mass notification solutions	First lien senior secured loan ($25.3 par due 6/2023)	8.34% (Libor + 6.25%/M)	6/1/2017	25.1	25.0	(2)(17)
		First lien senior secured loan ($19.8 par due 6/2023)	8.34% (Libor + 6.25%/M)	6/1/2017	19.7	19.7	(4)(17)
					44.8	44.7
Entertainment Partners, LLC and Entertainment Partners Canada Inc. (21)	Provider of entertainment workforce and production management solutions	First lien senior secured loan ($2.7 par due 5/2022)	7.24% (Libor + 5.50%/Q)	5/8/2017	2.6	2.7	(2)(8)(17)
		First lien senior secured loan ($2.2 par due 5/2022)	7.25% (Libor + 5.50%/Q)	5/8/2017	2.1	2.2	(2)(8)(17)
		First lien senior secured loan ($2.7 par due 5/2022)	7.43% (Libor + 5.50%/Q)	5/8/2017	2.6	2.7	(2)(8)(17)
		First lien senior secured loan ($0.7 par due 5/2023)	8.12% (Libor + 5.75%/Q)	5/8/2017	0.7	0.7	(2)(17)
		First lien senior secured loan ($26.1 par due 5/2023)	8.12% (Libor + 5.75%/Q)	5/8/2017	26.1	26.1	(3)(17)
		First lien senior secured loan ($0.6 par due 5/2023)	8.09% (Libor + 5.75%/Q)	5/8/2017	0.6	0.6	(2)(17)
		First lien senior secured loan ($22.1 par due 5/2023)	8.09% (Libor + 5.75%/Q)	5/8/2017	22.1	22.1	(3)(17)
		First lien senior secured loan ($0.7 par due 5/2023)	8.27% (Libor + 5.75%/Q)	5/8/2017	0.7	0.7	(2)(17)
		First lien senior secured loan ($26.1 par due 5/2023)	8.27% (Libor + 5.75%/Q)	5/8/2017	26.1	26.1	(3)(17)
					83.6	83.9
First Insight, Inc.	Software company providing merchandising and pricing solutions to companies worldwide	Warrant to purchase up to 122,827 units of Series C preferred stock (expires 3/2024)		3/20/2014	—	—	(2)
Foundation Risk Partners, Corp. (21)	Full service independent insurance agency	First lien senior secured loan ($6.0 par due 11/2023)	7.07% (Libor + 4.75%/Q)	11/10/2017	6.0	6.0	(2)(17)
		First lien senior secured loan ($1.8 par due 11/2023)	7.08% (Libor + 4.75%/Q)	11/10/2017	1.8	1.8	(2)(17)

As of June 30, 2018
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($22.4 par due 11/2023)	7.11% (Libor + 4.75%/Q)	11/10/2017	22.4	22.2	(3)(17)
		First lien senior secured loan ($0.1 par due 11/2023)	6.84% (Libor + 4.75%/Q)	11/10/2017	0.1	0.1	(3)(17)
		Second lien senior secured loan ($27.5 par due 11/2024)	10.86% (Libor + 8.50%/Q)	11/10/2017	27.5	27.2	(2)(17)
					57.8	57.3
GTCR-Ultra Acquisition, Inc. and GTCR-Ultra Holdings, LLC (21)	Provider of payment processing and merchant acquiring solutions	Class A-2 units (911 units)		8/1/2017	0.9	1.0	(2)
		Class B units (2,878,372 units)		8/1/2017	—	—	(2)
					0.9	1.0
HAI Acquisition Corporation and Aloha Topco, LLC (21)	Professional employer organization offering human resources, compliance and risk management services	First lien senior secured revolving loan ($4.7 par due 11/2023)	8.36% (Libor + 6.00%/Q)	11/1/2017	4.7	4.7	(2)(17)
		First lien senior secured loan ($16.9 par due 11/2024)	8.36% (Libor + 6.00%/Q)	11/1/2017	16.9	16.7	(2)(17)
		First lien senior secured loan ($49.9 par due 11/2024)	8.36% (Libor + 6.00%/Q)	11/1/2017	49.9	49.4	(3)(17)
		Class A units (16,980 units)		11/1/2017	1.7	1.7	(2)
					73.2	72.5
Help/Systems Holdings, Inc. (21)	Provider of IT operations management and cybersecurity software	First lien senior secured revolving loan ($0.2 par due 3/2023)	5.85% (Libor + 3.75%/M)	3/29/2018	0.2	0.2	(2)(17)
IfByPhone Inc.	Voice-based marketing automation software provider	Warrant to purchase up to 124,300 shares of Series C preferred stock (expires 10/2022)		10/15/2012	0.1	0.1	(2)
Implementation Management Assistance, LLC (21)	Revenue cycle consulting firm to the healthcare industry	First lien senior secured revolving loan ($1.5 par due 12/2023)	8.00% (Base Rate + 3.00%/Q)	12/13/2017	1.5	1.5	(2)(17)
		First lien senior secured loan ($17.0 par due 12/2023)	6.83% (Libor + 4.50%/Q)	12/13/2017	17.0	16.9	(2)(17)
					18.5	18.4
Infogix, Inc. and Infogix Parent Corporation (21)	Enterprise data analytics and integrity software solutions provider	Series A preferred stock (2,475 shares)		1/3/2017	2.5	2.5
		Common stock (1,297,768 shares)		1/3/2017	—	0.7
					2.5	3.2
Inmar, Inc.	Technology-driven solutions provider for retailers, wholesalers and manufacturers	Second lien senior secured loan ($28.3 par due 5/2025)	10.09% (Libor + 8.00%/M)	4/25/2017	27.9	28.3	(2)(17)
InterVision Systems, LLC and InterVision Holdings, LLC	Provider of cloud based IT solutions, infrastructure and services	First lien senior secured loan ($9.9 par due 5/2022)	10.18% (Libor + 8.12%/M)	5/31/2017	9.9	9.8	(2)(17)
		First lien senior secured loan ($24.7 par due 5/2022)	10.14% (Libor + 8.05%/M)	5/31/2017	24.7	24.5	(2)(17)
		First lien senior secured loan ($10.0 par due 5/2022)	10.14% (Libor + 8.05%/M)	5/31/2017	10.0	9.9	(4)(17)
		Class A membership units (1,000 units)		5/31/2017	1.0	1.1
					45.6	45.3
iParadigms Holdings, LLC	Anti-plagiarism software provider to the education market	Second lien senior secured loan ($32.5 par due 7/2022)	9.58% (Libor + 7.25%/Q)	1/3/2017	31.9	32.5	(2)(17)
iPipeline, Inc., Internet Pipeline, Inc., iPipeline Limited and iPipeline Holdings, Inc. (21)	Provider of SaaS-based software solutions to the insurance and financial services industry	First lien senior secured loan ($11.8 par due 8/2022)	8.60% (Libor + 6.50%/M)	12/18/2017	11.9	11.8	(2)(8)(17)
		First lien senior secured loan ($7.5 par due 8/2022)	8.34% (Libor + 6.25%/M)	6/15/2017	7.4	7.5	(2)(17)

As of June 30, 2018
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($9.0 par due 8/2022)	8.34% (Libor + 6.25%/M)	9/15/2017	9.0	9.0	(2)(17)
		First lien senior secured loan ($16.2 par due 8/2022)	9.35% (Libor + 7.25%/M)	8/4/2015	16.2	16.2	(3)(17)
		First lien senior secured loan ($14.5 par due 8/2022)	9.35% (Libor + 7.25%/M)	8/4/2015	14.5	14.5	(4)(17)
		Preferred stock (1,100 shares)		8/4/2015	1.1	4.0	(2)
		Common stock (668,781 shares)		8/4/2015	—	—	(2)
					60.1	63.0
IQMS	Provider of enterprise resource planning and manufacturing execution software for small and midsized manufacturers	First lien senior secured loan ($4.0 par due 3/2022)	10.34% (Libor + 8.25%/M)	3/28/2017	4.0	4.0	(2)(17)
		First lien senior secured loan ($18.7 par due 3/2022)	10.34% (Libor + 8.25%/M)	3/28/2017	18.7	18.7	(3)(17)
		First lien senior secured loan ($14.9 par due 3/2022)	10.34% (Libor + 8.25%/M)	3/28/2017	14.9	14.9	(4)(17)
					37.6	37.6
LLSC Holdings Corporation (dba Lawrence Merchandising Services) (7)	Marketing services provider	Series A preferred stock (9,000 shares)		1/3/2017	2.0	—
		Common stock (1,000 shares)		1/3/2017	—	—
					2.0	—
Masergy Holdings, Inc. (21)	Provider of software-defined solutions for enterprise global networks, cyber security, and cloud communications	First lien senior secured revolving loan	—	2/8/2018	—	—	(2)(19)
Miles 33 (Finance) Limited (7)(8)	Software provider to the regional media industry and magazines	First lien senior secured loan ($3.6 par due 9/2018)	4.00% (EURIBOR + 3.50%M)	1/3/2017	3.8	4.1	(17)
		Senior subordinated loan ($15.4 par due 9/2021)	5.00% (EURIBOR + 4.50%/M)	1/3/2017	11.0	9.1	(17)
		Preferred stock (19,500,000 shares)		1/3/2017	—	—
		Preferred stock (900,000 shares)		1/3/2017	—	—
		Common stock (600,000 shares)		1/3/2017	—	—
					14.8	13.2
Ministry Brands, LLC and MB Parent HoldCo, L.P. (dba Community Brands) (21)	Software and payment services provider to faith-based institutions	First lien senior secured revolving loan ($3.3 par due 12/2022)	9.00% (Base Rate + 4.00%/Q)	12/2/2016	3.3	3.3	(2)(17)
		First lien senior secured loan ($4.9 par due 12/2022)	6.10% (Libor + 4.00%/M)	8/22/2017	4.9	4.9	(2)(17)
		First lien senior secured loan ($10.6 par due 12/2022)	6.10% (Libor + 4.00%/M)	4/6/2017	10.6	10.6	(2)(17)
		First lien senior secured loan ($14.6 par due 12/2022)	6.10% (Libor + 4.00%/M)	4/6/2017	14.5	14.6	(2)(17)
		Second lien senior secured loan ($16.6 par due 6/2023)	11.75% (Libor + 9.25%/S)	12/2/2016	16.6	16.6	(2)(17)
		Second lien senior secured loan ($17.9 par due 6/2023)	11.75% (Libor + 9.25%/S)	8/22/2017	17.9	17.9	(2)(17)
		Second lien senior secured loan ($4.7 par due 6/2023)	11.75% (Libor + 9.25%/S)	4/6/2017	4.7	4.7	(2)(17)
		Second lien senior secured loan ($9.2 par due 6/2023)	11.75% (Libor + 9.25%/S)	4/6/2017	9.2	9.2	(2)(17)
		Second lien senior secured loan ($38.6 par due 6/2023)	10.50% (Libor + 8.00%/S)	4/18/2018	38.6	38.6	(2)(17)
		Second lien senior secured loan ($90.0 par due 6/2023)	11.75% (Libor + 9.25%/S)	12/2/2016	89.4	90.0	(2)(17)
		Class A units (500,000 units)		12/2/2016	5.0	6.6	(2)
					214.7	217.0
MVL Group, Inc. (7)	Marketing research provider	Common stock (560,716 shares)		4/1/2010	—	—	(2)

As of June 30, 2018
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
NAS, LLC, Nationwide Marketing Group, LLC and Nationwide Administrative Services, Inc.	Buying and marketing services organization for appliance, furniture and consumer electronics dealers	Second lien senior secured loan ($24.1 par due 12/2021)	11.06% (Libor + 8.75%/Q)	6/1/2015	24.1	24.1	(2)(17)
		Second lien senior secured loan ($7.0 par due 12/2021)	11.11% (Libor + 8.75%/Q)	6/1/2015	7.0	7.0	(2)(17)
					31.1	31.1
Novetta Solutions, LLC	Provider of advanced analytics solutions for the government, defense and commercial industries	First lien senior secured loan ($12.7 par due 10/2022)	7.10% (Libor + 5.00%/M)	1/3/2017	12.2	11.9	(2)(17)
		Second lien senior secured loan ($31.0 par due 10/2023)	10.60% (Libor + 8.50%/M)	1/3/2017	28.5	26.4	(2)(17)
					40.7	38.3
NSM Insurance Group, LLC	Insurance program administrator	First lien senior secured loan ($6.8 par due 5/2024)	6.82% (Libor + 4.50%/Q)	5/11/2018	6.8	6.7	(2)(17)
		First lien senior secured loan ($13.2 par due 5/2024)	6.86% (Libor + 4.50%/Q)	5/11/2018	13.2	13.1	(2)(17)
					20.0	19.8
PayNearMe, Inc.	Electronic cash payment system provider	Warrant to purchase up to 195,726 shares of Series E preferred stock (expires 3/2023)		3/14/2016	0.2	—	(2)
PDI TA Holdings, Inc. (21)	Provider of enterprise management software for the convenience retail and petroleum wholesale markets	First lien senior secured loan ($0.4 par due 8/2023)	7.23% (Libor + 4.75%/Q)	4/11/2018	0.4	0.4	(2)(17)
		First lien senior secured loan ($2.2 par due 8/2023)	6.37% (Libor + 4.75%/Q)	8/25/2017	2.2	2.2	(2)(17)
		First lien senior secured loan ($2.7 par due 8/2023)	7.11% (Libor + 4.75%/Q)	8/25/2017	2.7	2.7	(2)(17)
		First lien senior secured loan ($5.1 par due 8/2023)	7.22% (Libor + 4.75%/Q)	8/25/2017	5.1	5.1	(2)(17)
		First lien senior secured loan ($21.2 par due 8/2023)	7.08% (Libor + 4.75%/Q)	8/25/2017	21.2	21.2	(2)(17)
		Second lien senior secured loan ($8.2 par due 8/2024)	11.11% (Libor + 8.75%/Q)	8/25/2017	8.2	8.2	(2)(17)
		Second lien senior secured loan ($1.9 par due 8/2024)	11.23% (Libor + 8.75%/Q)	8/25/2017	1.9	1.9	(2)(17)
		Second lien senior secured loan ($6.5 par due 8/2024)	10.61% (Libor + 8.75%/Q)	8/25/2017	6.5	6.5	(2)(17)
		Second lien senior secured loan ($16.7 par due 8/2023)	10.71% (Libor + 8.75%/S)	4/11/2018	16.7	16.7	(2)(17)
		Second lien senior secured loan ($66.8 par due 8/2024)	11.07% (Libor + 8.75%/Q)	8/25/2017	66.8	66.8	(2)(17)
					131.7	131.7
PHL Investors, Inc., and PHL Holding Co. (7)	Mortgage services	Class A common stock (576 shares)		7/31/2012	3.8	—	(2)
PHNTM Holdings, Inc. and Planview Parent, Inc.	Provider of project and portfolio management software	First lien senior secured loan ($19.7 par due 1/2023)	7.34% (Libor + 5.25%/M)	1/27/2017	19.5	19.7	(2)(17)
		First lien senior secured loan ($5.0 par due 1/2023)	7.34% (Libor + 5.25%/M)	1/27/2017	4.9	5.0	(4)(17)
		First lien senior secured loan ($5.1 par due 1/2023)	7.34% (Libor + 5.25%/M)	12/7/2017	5.1	5.1	(2)(17)
		Second lien senior secured loan ($62.0 par due 7/2023)	11.84% (Libor + 9.75%/M)	1/27/2017	61.3	62.0	(2)(17)
		Class A common shares (990 shares)		1/27/2017	1.0	1.2	(2)
		Class B common shares (168,329 shares)		1/27/2017	—	0.2	(2)
					91.8	93.2
Poplicus Incorporated	Business intelligence and market analytics platform for companies that sell to the public sector	Warrant to purchase up to 2,402,991 shares of Series C preferred stock (expires 6/2025)		6/25/2015	0.1	—	(2)

As of June 30, 2018
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Project Alpha Intermediate Holding, Inc. and Qlik Parent, Inc.	Provider of data visualization software for data analytics	Class A common shares (7,444.80 shares)		8/22/2016	7.4	7.6	(2)
		Class B common shares (1,841,608.69 shares)		8/22/2016	0.1	0.1	(2)
					7.5	7.7
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	0.3	0.2	(2)
SCM Insurance Services Inc. (8)(21)	Provider of claims management, claims investigation & support and risk management solutions for the Canadian property and casualty insurance industry	First lien senior secured revolving loan ($1.8 par due 8/2022)	9.00% (Base Rate + 4.00%/Q)	8/29/2017	1.8	1.7	(2)(17)
		First lien senior secured loan ($20.4 par due 8/2024)	6.64% (Libor + 5.00%/M)	8/29/2017	21.4	19.9	(2)(17)
		Second lien senior secured loan ($57.7 par due 3/2025)	10.64% (Libor + 9.00%/M)	8/29/2017	60.5	56.0	(2)(17)
					83.7	77.6
Sparefoot, LLC (21)	PMS solutions and web services for the self-storage industry.	First lien senior secured revolving loan ($0.3 par due 4/2023)	6.35% (Libor + 4.25%/M)	4/13/2018	0.3	0.3	(2)(17)
		First lien senior secured loan ($4.7 par due 4/2024)	6.34% (Libor + 4.25%/M)	4/13/2018	4.7	4.7	(2)(17)
		Second lien senior secured loan ($6.1 par due 4/2025)	10.34% (Libor + 8.25%/M)	4/13/2018	6.0	6.0	(2)(17)
					11.0	11.0
Sparta Systems, Inc., Project Silverback Holdings Corp. and Silverback Holdings, Inc. (21)	Quality management software provider	Second lien senior secured loan ($20.0 par due 8/2025)	10.34% (Libor + 8.25%/M)	8/21/2017	19.6	19.6	(2)(17)
		Series B preferred shares (10,084 shares)		8/21/2017	1.1	0.8
					20.7	20.4
Syntax USA Acquisition Corporation (8)(21)	Provider of cloud ERP hosting and consulting services for Oracle users	First lien senior secured revolving loan ($1.2 par due 4/2021)	6.24% (Libor + 4.25%/Q)	2/8/2018	1.2	1.1	(2)(17)
Talari Networks, Inc.	Networking equipment provider	First lien senior secured loan ($6.0 par due 10/2019)	15.30% (Libor + 13.00%/M)	8/3/2015	5.6	6.1	(2)(15)(17)
		Warrant to purchase up to 421,052 shares of Series D-1 preferred stock (expires 8/2022)		8/3/2015	0.1	—	(2)
					5.7	6.1
The Gordian Group, Inc. (21)	Construction software and service provider	First lien senior secured loan ($8.1 par due 7/2019)	6.61% (Libor + 4.25%/Q)	1/3/2017	8.0	8.1	(3)(17)
		First lien senior secured loan ($0.6 par due 7/2019)	6.61% (Libor + 4.25%/Q)	1/3/2017	0.6	0.6	(4)(17)
		First lien senior secured loan ($5.9 par due 7/2019)	6.57% (Libor + 4.25%/Q)	1/3/2017	5.8	5.9	(3)(17)
		First lien senior secured loan ($0.4 par due 7/2019)	6.57% (Libor + 4.25%/Q)	1/3/2017	0.4	0.4	(4)(17)
		First lien senior secured loan ($8.0 par due 7/2019)	6.58% (Libor + 4.25%/Q)	1/3/2017	8.0	8.0	(3)(17)
		First lien senior secured loan ($0.6 par due 7/2019)	6.58% (Libor + 4.25%/Q)	1/3/2017	0.6	0.6	(4)(17)
		Common stock (526 shares)		11/30/2012	—	—	(2)
					23.4	23.6
UL Holding Co., LLC (6)	Provider of collection and landfill avoidance solutions for food waste and unsold food products	Senior subordinated loan ($3.0 par due 5/2020)	10.00% PIK	4/30/2012	1.0	3.0	(2)
		Senior subordinated loan ($0.4 par due 5/2020)		4/30/2012	0.1	0.4	(2)
		Senior subordinated loan ($6.5 par due 5/2020)	10.00% PIK	4/30/2012	2.2	6.5	(2)
		Senior subordinated loan ($0.5 par due 5/2020)		4/30/2012	0.2	0.5	(2)

As of June 30, 2018
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Senior subordinated loan ($25.7 par due 5/2020)	10.00% PIK	4/30/2012	8.7	25.7	(2)
		Senior subordinated loan ($3.8 par due 5/2020)		4/30/2012	1.3	3.8	(2)
		Class C common units (758,546 units)		4/25/2008	—	—	(2)
		Class A common units (533,351 units)		6/17/2011	5.0	1.4	(2)
		Class B-5 common units (272,834 units)		6/17/2011	2.5	0.7	(2)
		Warrant to purchase up to 719,044 shares of Class A units		5/2/2014	—	—	(2)
		Warrant to purchase up to 28,663 shares of Class B-1 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 57,325 shares of Class B-2 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 29,645 shares of Class B-3 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 80,371 shares of Class B-5 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 59,655 shares of Class B-6 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 1,046,713 shares of Class C units		5/2/2014	—	—	(2)
					21.0	42.0
Velocity Holdings Corp.	Hosted enterprise resource planning application management services provider	Common units (1,713,546 units)		12/13/2013	4.5	3.1
Visual Edge Technology, Inc. (21)	Provider of outsourced office solutions with a focus on printer and copier equipment and other parts and supplies	First lien senior secured loan ($6.0 par due 8/2022)	7.75% (Libor + 5.75%/M)	8/31/2017	6.0	6.0	(2)(17)
		First lien senior secured loan ($0.4 par due 8/2022)	7.65% (Libor + 5.75%/M)	8/31/2017	0.4	0.4	(2)(17)
		First lien senior secured loan ($16.8 par due 8/2022)	7.75% (Libor + 5.75%/M)	8/31/2017	16.7	16.8	(2)(17)
		Senior subordinated loan ($52.5 par due 9/2024)	12.50% PIK	8/31/2017	49.0	52.5	(2)
		Warrant to purchase up to 1,816,089 shares of common stock (expires 8/2027)		8/31/2017	—	2.6	(2)
		Warrant to purchase up to 2,070,511 shares of preferred stock (expires 8/2027)		8/31/2017	3.9	4.1	(2)
					76.0	82.4
VRC Companies, LLC (21)	Provider of records and information management services	First lien senior secured revolving loan ($0.6 par due 3/2022)	8.59% (Libor + 6.50%/M)	4/17/2017	0.6	0.6	(2)(17)
		First lien senior secured loan ($0.3 par due 3/2023)	8.59% (Libor + 6.50%/M)	10/3/2017	0.3	0.3	(2)(17)
		First lien senior secured loan ($0.4 par due 3/2023)	8.59% (Libor + 6.50%/M)	3/13/2018	0.4	0.4	(2)(17)
					1.3	1.3
WorldPay Group PLC (8)	Payment processing company	C2 shares (73,974 shares)		10/21/2015	—	—	(24)
Worldwide Facilities, LLC (21)	Specialty insurance wholesale broker	First lien senior secured loan ($0.9 par due 4/2024)	6.55% (Libor + 4.25%/Q)	5/3/2018	0.9	0.9	(2)(17)
		First lien senior secured loan ($1.6 par due 4/2024)	6.61% (Libor + 4.25%/Q)	5/3/2018	1.6	1.6	(2)(17)
					2.5	2.5
XIFIN, Inc. (21)	Revenue cycle management provider to labs	First lien senior secured revolving loan ($0.5 par due 11/2020)	8.75% (Base Rate + 3.75%/Q)	2/8/2018	0.5	0.5	(2)(17)(20)

As of June 30, 2018
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Zywave, Inc. (21)	Provider of software and technology-enabled content and analytical solutions to insurance brokers	First lien senior secured revolving loan ($0.5 par due 11/2022)	7.09% (Libor + 5.00%/M)	11/17/2016	0.5	0.5	(2)(17)
		First lien senior secured revolving loan ($1.9 par due 11/2022)	9.00% (Base Rate + 4.00%/M)	11/17/2016	1.9	1.9	(2)(17)
		Second lien senior secured loan ($27.0 par due 11/2023)	11.33% (Libor + 9.00%/Q)	11/17/2016	27.0	27.0	(2)(17)
					29.4	29.4
					1,838.9	1,861.9		25.61%
Consumer Products
Badger Sportswear Acquisition, Inc.	Provider of team uniforms and athletic wear	Second lien senior secured loan ($56.8 par due 3/2024)	11.09% (Libor + 9.00%/M)	9/6/2016	56.7	56.8	(2)(17)
BRG Sports, Inc.	Designer, manufacturer and licensor of branded sporting goods	Preferred stock (2,009 shares)		1/3/2017	—	—
		Common stock (6,566,655 shares)		1/3/2017	—	0.4
					—	0.4
Consumer Health Parent LLC	Developer and marketer of over-the-counter cold remedy products	Preferred units (1,072 units)		12/15/2017	1.1	1.2	(2)
		Series A units (1,072 units)		12/15/2017	—	0.1	(2)
					1.1	1.3
Feradyne Outdoors, LLC and Bowhunter Holdings, LLC	Provider of branded archery and bowhunting accessories	Common units (421 units)		4/24/2014	4.2	0.9	(2)
Implus Footcare, LLC	Provider of footwear and other accessories	First lien senior secured loan ($14.5 par due 4/2021)	8.84% (Libor + 6.75%/M)	6/1/2017	14.5	14.5	(2)(17)
		First lien senior secured loan ($77.1 par due 4/2021)	8.84% (Libor + 6.75%/M)	6/1/2017	77.1	77.1	(2)(17)
		First lien senior secured loan ($19.8 par due 4/2021)	8.84% (Libor + 6.75%/M)	6/1/2017	19.8	19.8	(4)(17)
					111.4	111.4
Indra Holdings Corp.	Designer, marketer, and distributor of rain and cold weather products	First lien senior secured loan ($10.0 par due 5/2021)	6.34% (Libor + 4.25%/M)	2/8/2018	6.3	6.5	(2)(17)
		Second lien senior secured loan ($80.0 par due 11/2021)		5/1/2014	72.0	19.2	(2)(16)
					78.3	25.7
Plantation Products, LLC, Seed Holdings, Inc. and Flora Parent, Inc.	Provider of branded lawn and garden products	Second lien senior secured loan ($2.0 par due 6/2021)	10.35% (Libor + 7.99%/Q)	12/23/2014	2.0	2.0	(2)(17)
		Second lien senior secured loan ($54.0 par due 6/2021)	10.35% (Libor + 7.99%/Q)	12/23/2014	53.9	54.0	(3)(17)
		Second lien senior secured loan ($10.0 par due 6/2021)	10.35% (Libor + 7.99%/Q)	12/23/2014	10.0	10.0	(4)(17)
		Common stock (30,000 shares)		12/23/2014	3.0	6.0	(2)
					68.9	72.0
Rug Doctor, LLC and RD Holdco Inc. (7)	Manufacturer and marketer of carpet cleaning machines	Second lien senior secured loan ($16.9 par due 10/2019)	12.18% (Libor + 9.75%/S)	1/3/2017	16.9	16.9	(2)(17)
		Common stock (458,596 shares)		1/3/2017	14.0	20.3
		Warrant to purchase up to 56,372 shares of common stock (expires 12/2023)		1/3/2017	—	—
					30.9	37.2
S Toys Holdings LLC (fka The Step2 Company, LLC) (7)	Toy manufacturer	Common units (1,116,879 units)		4/1/2011	—	0.5
		Class B common units (126,278,000 units)		10/30/2014	—	—	(2)
		Warrant to purchase up to 3,157,895 units		4/1/2010	—	—
					—	0.5

As of June 30, 2018
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
SHO Holding I Corporation	Manufacturer and distributor of slip resistant footwear	Second lien senior secured loan ($100.0 par due 4/2023)	10.86% (Libor + 8.50%/Q)	10/27/2015	98.3	88.0	(2)(17)
Shock Doctor, Inc. and Shock Doctor Holdings, LLC (6)	Developer, marketer and distributor of sports protection equipment and accessories	Second lien senior secured loan ($89.4 par due 10/2021)	13.36% (Libor + 11.00%/Q)	4/22/2015	89.4	81.4	(2)(17)
		Class A preferred units (50,000 units)		3/14/2014	5.0	1.4	(2)
		Class C preferred units (50,000 units)		4/22/2015	5.0	1.4	(2)
					99.4	84.2
Singer Sewing Company, SVP-Singer Holdings, LLC and SVP-Singer Holdings LP (7)(21)	Manufacturer of consumer sewing machines	First lien senior secured revolving loan ($70.3 par due 3/2023)	11.33% (Libor + 9.00%/Q)	7/26/2017	70.3	70.3	(2)(17)(20)
		First lien senior secured loan ($178.0 par due 3/2023)	5.00% (Libor + 2.67%/Q)	7/26/2017	174.5	159.3	(2)(17)
		Class A common units (6,500,000 units)		7/26/2017	—	—	(2)
					244.8	229.6
Varsity Brands Holding Co., Inc., Hercules Achievement, Inc., Hercules Achievement Holdings, Inc. and Hercules VB Holdings, Inc.	Leading manufacturer and distributor of textiles, apparel & luxury goods	Second lien senior secured loan ($72.7 par due 12/2025)	10.34% (Libor + 8.25%/M)	12/15/2017	72.7	72.7	(2)(17)
		Second lien senior secured loan ($50.0 par due 12/2025)	10.34% (Libor + 8.25%/M)	12/15/2017	50.0	50.0	(3)(17)
		Common stock (3,548,841 shares)		12/11/2014	3.7	9.1	(2)
		Common stock (3,548,841 shares)		12/11/2014	1.0	9.1	(2)
					127.4	140.9
Woodstream Group, Inc. and Woodstream Corporation (21)	Pet products manufacturer	First lien senior secured loan ($4.0 par due 5/2022)	8.58% (Libor + 6.25%/Q)	6/21/2017	4.0	4.0	(2)(17)
		First lien senior secured loan ($8.0 par due 5/2022)	8.58% (Libor + 6.25%/Q)	6/21/2017	8.0	8.0	(4)(17)
					12.0	12.0
					933.4	860.9		11.84%
Financial Services
Callidus Capital Corporation (7)	Asset management services	Common stock (100 shares)		4/1/2010	3.0	1.7
Ciena Capital LLC (7)(21)	Real estate and small business loan servicer	First lien senior secured revolving loan ($14.0 par due 9/2018)	6.00%	11/29/2010	14.0	14.0	(2)
		Equity interests		11/29/2010	25.0	17.8	(2)
					39.0	31.8
Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($28.0 par due 8/2022)	11.73% (Libor + 9.75%/M)	5/10/2012	28.0	28.0	(2)(17)
DFC Global Facility Borrower II LLC (21)	Non-bank provider of alternative financial services	First lien senior secured revolving loan ($82.7 par due 9/2022)	12.73% (Libor + 10.75%/M)	9/27/2017	82.7	82.7	(2)(17)
Financial Asset Management Systems, Inc. and FAMS Holdings, Inc. (6)	Debt collection services provider	Common stock (180 shares)		1/11/2017	—	—	(2)
Imperial Capital Group LLC	Investment services	Class A common units (24,945 units)		5/10/2007	6.1	10.5	(2)
		2006 Class B common units (8,173 units)		5/10/2007	—	—	(2)
					6.1	10.5
Ivy Hill Asset Management, L.P. (7)(9)	Asset management services	Member interest (100.00% interest)		6/15/2009	444.0	520.9
Javlin Three LLC, Javlin Four LLC, and Javlin Five LLC (9)	Asset-backed financial services company	First lien senior secured loan ($16.5 par due 6/2017)	5.00%	6/24/2014	16.3	14.1	(2)
LS DE LLC and LM LSQ Investors LLC (9)	Asset based lender	Senior subordinated loan ($3.0 par due 6/2021)	10.50%	6/15/2017	3.0	3.0	(2)
		Senior subordinated loan ($27.0 par due 6/2021)	10.50%	6/25/2015	27.0	27.0	(2)

As of June 30, 2018
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Membership units (3,275,000 units)		6/25/2015	3.3	3.9
					33.3	33.9
NM GRC HOLDCO, LLC (21)	Regulatory compliance services provider to financial institutions	First lien senior secured loan ($61.1 par due 2/2024)	7.83% (Libor + 5.50%/Q)	2/9/2018	60.6	60.5	(2)(17)
Payment Alliance International, Inc. (21)	Reseller of ATM process services through 3rd party processing networks	First lien senior secured revolving loan ($2.5 par due 9/2021)	10.05% (Base Rate + 5.05%/M)	2/8/2018	2.5	2.5	(2)(17)
Vela Trading Technologies, LLC (21)	Provider of market data software and content to global financial services clients	First lien senior secured revolving loan ($2.0 par due 6/2022)	9.32% (Libor + 7.00%/Q)	2/8/2018	2.0	2.0	(2)(17)
		First lien senior secured loan ($5.0 par due 6/2022)	9.31% (Libor + 7.00%/Q)	4/17/2018	5.0	4.9	(2)(17)
					7.0	6.9
					722.5	793.5		10.91%
Investment Funds and Vehicles
ACAS Equity Holdings Corporation (7)(9)	Investment company	Common stock (589 shares)		1/3/2017	0.5	0.5
ARES 2007-3R (7)(8)(9)	Investment vehicle	Subordinated notes ($20.0 par due 4/2021)		1/3/2017	—	0.1
Blue Wolf Capital Fund II, L.P. (8)(9)	Investment partnership	Limited partnership interest (8.50% interest)		1/3/2017	3.0	3.7	(24)
Cent CLO 2014-22 Limited (8)(9)	Investment vehicle	Subordinated notes ($45.4 par due 11/2026)	11.83%	1/3/2017	22.6	25.3
Centurion CDO 8 Limited (8)(9)	Investment vehicle	Subordinated notes ($5.0 par due 3/2019)		1/3/2017	—	—
CGMS 2015-3 (8)(9)	Investment vehicle	Subordinated notes ($24.6 par due 7/2028)	9.20%	1/3/2017	18.9	18.7
CoLTs 2005-1 Ltd. (7)(8)(9)	Investment vehicle	Preferred shares (360 shares)		1/3/2017	—	—
CoLTs 2005-2 Ltd. (7)(8)(9)	Investment vehicle	Preferred shares (34,170,000 shares)		1/3/2017	—	—
CREST Exeter Street Solar 2004-1 (8)(9)	Investment vehicle	Preferred shares (3,500,000 shares)		1/3/2017	—	—
Eaton Vance CDO X plc (8)(9)	Investment vehicle	Subordinated notes ($9.7 par due 2/2027)		1/3/2017	—	0.3
European Capital UK SME Debt LP (7)(8)(9)(22)	Investment partnership	Limited partnership interest (45% interest)		1/3/2017	34.7	34.5
Goldentree Loan Opportunities VII, Limited (8)(9)	Investment vehicle	Subordinated notes ($35.3 par due 4/2025)		1/3/2017	7.5	6.9
Halcyon Loan Advisors Funding 2015-2 Ltd. (8)(9)	Investment vehicle	Subordinated notes ($21.7 par due 7/2027)	15.90%	1/3/2017	13.6	10.6
HCI Equity, LLC (7)(8)(9)	Investment company	Member interest (100.00% interest)		4/1/2010	—	0.1	(24)
Herbert Park B.V. (8)(9)	Investment vehicle	Subordinated notes ($5.4 par due 10/2026)		1/3/2017	0.9	—
Imperial Capital Private Opportunities, LP (9)	Investment partnership	Limited partnership interest (80.00% interest)		5/10/2007	—	13.0	(2)
Montgomery Lane, LLC and Montgomery Lane, Ltd. (7)(8)(9)	Investment company	Common stock (100 shares)		1/3/2017	—	—
		Common stock (50,000 shares)		1/3/2017	—	—
					—	—
OAKC 2015-11 (8)(9)	Investment vehicle	Subordinated notes ($17.8 par due 10/2028)	9.00%	1/3/2017	14.3	13.8
Partnership Capital Growth Fund I, L.P. (9)	Investment partnership	Limited partnership interest (25.00% interest)		6/16/2006	—	0.1	(2)(24)
Partnership Capital Growth Investors III, L.P. (9)(22)	Investment partnership	Limited partnership interest (2.50% interest)		10/5/2011	2.4	4.0	(2)(24)
PCG-Ares Sidecar Investment II, L.P. (9)(22)	Investment partnership	Limited partnership interest (100.00% interest)		10/31/2014	6.6	10.6	(2)
PCG-Ares Sidecar Investment, L.P. (9)(22)	Investment partnership	Limited partnership interest (100.00% interest)		5/22/2014	4.4	4.2	(2)
Piper Jaffray Merchant Banking Fund I, L.P. (9)(22)	Investment partnership	Limited partnership interest (2.00% interest)		8/16/2012	1.6	1.6	(24)

As of June 30, 2018
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Qualium Investissement (8)(9)	Investment partnership	Class A common stock (9,900,000 shares)		1/3/2017	5.2	6.1	(24)
		Class B common stock (100,000 shares)		1/3/2017	0.1	0.1	(24)
		Class C common stock (48,939 shares)		1/3/2017	0.1	0.1	(24)
					5.4	6.3
Senior Direct Lending Program, LLC (7)(9)(23)	Co-investment vehicle	Subordinated certificates ($589.0 par due 12/2036)	10.34% (Libor + 8.00%/Q)(18)	7/27/2016	589.0	589.0	(17)
		Member interest (87.50% interest)		7/27/2016	—	—	(17)
					589.0	589.0
Vitesse CLO, Ltd. (8)(9)	Investment vehicle	Preferred shares (20,000,000 shares)		1/3/2017	—	—
Voya CLO 2014-4 Ltd. (8)(9)	Investment vehicle	Subordinated notes ($26.7 par due 10/2026)	8.40%	1/3/2017	15.6	16.3
VSC Investors LLC (9)	Investment company	Membership interest (1.95% interest)		1/24/2008	0.3	1.2	(2)(24)
					741.3	760.8		10.47%
Manufacturing
Chariot Acquisition, LLC (21)	Aftermarket golf cart parts and accessories	First lien senior secured loan ($18.3 par due 9/2021)	8.83% (Libor + 6.50%/Q)	1/3/2017	18.1	17.9	(3)(17)
		First lien senior secured loan ($9.3 par due 9/2021)	8.83% (Libor + 6.50%/Q)	1/3/2017	9.2	9.1	(4)(17)
					27.3	27.0
Dorner Holding Corp. (21)	Manufacturer of precision unit conveyors	First lien senior secured revolving loan ($0.2 par due 3/2022)	7.84% (Libor + 5.75%/M)	3/15/2017	0.2	0.2	(2)(17)
ECI Purchaser Company, LLC	Manufacturer of equipment to safely control pressurized gases	First lien senior secured loan ($21.8 par due 12/2018)	7.75% (Libor + 5.25%/S)	7/26/2017	21.8	21.8	(2)(17)
		First lien senior secured loan ($88.7 par due 12/2018)	7.72% (Libor + 5.25%/S)	7/26/2017	88.7	88.7	(2)(17)
		First lien senior secured loan ($74.8 par due 12/2018)	7.72% (Libor + 5.25%/S)	7/26/2017	74.8	74.8	(3)(17)
		First lien senior secured loan ($0.3 par due 12/2018)	7.75% (Libor + 5.25%/S)	7/26/2017	0.3	0.3	(2)(17)
		First lien senior secured loan ($0.2 par due 12/2018)	7.75% (Libor + 5.25%/S)	7/26/2017	0.2	0.2	(3)(17)
					185.8	185.8
ETG Holdings, Inc. (7)	Industrial woven products	Common stock (3,000 shares)		1/3/2017	—	—
Harvey Tool Company, LLC (21)	Cutting tool provider to the metalworking industry	First lien senior secured revolving loan ($0.9 par due 10/2023)	6.59% (Libor + 4.50%/M)	10/12/2017	0.9	0.9	(2)(17)(20)
		First lien senior secured loan ($20.7 par due 10/2024)	7.08% (Libor + 4.75%/Q)	10/12/2017	20.7	20.7	(2)(17)
		First lien senior secured loan ($19.9 par due 10/2024)	7.08% (Libor + 4.75%/Q)	10/12/2017	19.9	19.9	(4)(17)
		Second lien senior secured loan ($43.7 par due 10/2025)	10.84% (Libor + 8.50%/Q)	10/12/2017	43.7	43.7	(2)(17)
					85.2	85.2
Ioxus, Inc (6)	Energy storage devices	First lien senior secured loan ($9.7 par due 12/2019)	7.00% Cash, 5.00% PIK	4/29/2014	9.6	9.7	(2)
		First lien senior secured loan ($1.2 par due 12/2019)		4/29/2014	1.2	1.2	(2)
		Series CC preferred stock (67,330,609 shares)		1/27/2017	0.7	—	(2)
		Warrant to purchase up to 3,038,730 shares of common stock (expires 1/2026)		1/28/2016	—	—	(2)
		Warrant to purchase up to 1,210,235 shares of Series BB preferred stock (expires 8/2026)		8/24/2016	—	—	(2)

As of June 30, 2018
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Warrant to purchase up to 336,653,045 shares of Series CC preferred stock (expires 1/2027)		1/27/2017	—	—	(2)
					11.5	10.9
KPS Global LLC	Walk-in cooler and freezer systems	First lien senior secured loan ($1.6 par due 4/2022)	4.56% (Libor + 2.50%/M)	4/5/2017	1.6	1.6	(2)(17)
		First lien senior secured loan ($10.5 par due 4/2022)	8.94% (Libor + 6.88%/M)	4/5/2017	10.5	10.4	(2)(17)
		First lien senior secured loan ($5.2 par due 4/2022)	8.94% (Libor + 6.88%/M)	4/5/2017	5.2	5.2	(4)(17)
					17.3	17.2
MacLean-Fogg Company and MacLean-Fogg Holdings, L.L.C.	Manufacturer and supplier for the power utility and automotive markets worldwide	Senior subordinated loan ($104.5 par due 10/2025)	10.50% Cash, 3.00% PIK	10/31/2013	104.5	104.5	(2)
		Preferred units (70,183 units)	4.50% Cash, 9.25% PIK	10/9/2015	77.7	77.7
					182.2	182.2
Medplast Holdings, Inc (21)	Manufacturer of molded plastic and elastomeric parts and assemblies	First lien senior secured revolving loan ($1.7 par due 12/2021)	6.59% (Libor + 4.50%/Q)	2/8/2018	1.7	1.7	(2)(17)
		First lien senior secured revolving loan ($0.1 par due 12/2021)	8.50% (Base Rate + 3.50%/Q)	2/8/2018	0.1	0.1	(2)(17)
					1.8	1.8
Nordco Inc. (21)	Railroad maintenance-of-way machinery	First lien senior secured revolving loan	—	8/26/2015	—	—	(2)(19)
Pelican Products, Inc.	Flashlights	Second lien senior secured loan ($27.3 par due 5/2026)	9.73% (Libor + 7.75%/M)	5/4/2018	27.1	27.1	(2)(17)
Sanders Industries Holdings, Inc. and SI Holdings, Inc. (21)	Elastomeric parts, mid-sized composite structures, and composite tooling	First lien senior secured loan ($54.9 par due 5/2020)	8.81% (Libor + 6.50%/Q)	7/21/2017	54.9	54.9	(2)(17)
		First lien senior secured loan ($14.4 par due 5/2020)	8.81% (Libor + 6.50%/Q)	7/21/2017	14.4	14.4	(4)(17)
		Common stock (1,500 shares)		5/30/2014	1.5	1.3	(2)
					70.8	70.6
Saw Mill PCG Partners LLC	Metal precision engineered components	Common units (1,000 units)		1/30/2007	1.0	—	(2)
Sonny's Enterprises, LLC (21)	Manufacturer and supplier of car wash equipment, parts and supplies to the conveyorized car wash market	First lien senior secured revolving loan ($0.5 par due 12/2022)	6.59% (Libor + 4.50%/M)	11/30/2017	0.5	0.5	(2)(17)
Sunk Rock Foundry Partners LP, Hatteras Electrical Manufacturing Holding Company and Sigma Electric Manufacturing Corporation (21)	Manufacturer of metal castings, precision machined components and sub-assemblies in the electrical products, power transmission and distribution and general industrial markets	First lien senior secured revolving loan ($1.4 par due 10/2022)	7.12% (Libor + 4.75%/Q)	10/31/2017	1.4	1.4	(2)(17)(20)
		First lien senior secured revolving loan ($1.0 par due 10/2022)	7.20% (Libor + 4.75%/Q)	10/31/2017	1.0	1.0	(2)(17)(20)
		First lien senior secured loan ($8.2 par due 10/2023)	7.11% (Libor + 4.75%/Q)	10/31/2017	8.2	8.1	(2)(17)
		First lien senior secured loan ($9.3 par due 10/2023)	7.11% (Libor + 4.75%/Q)	10/31/2017	9.3	9.2	(2)(17)
					19.9	19.7
TPTM Merger Corp. (21)	Time temperature indicator products	First lien senior secured loan ($13.3 par due 9/2020)	8.83% (Libor + 6.50%/Q)	12/11/2014	13.3	13.3	(3)(17)
		First lien senior secured loan ($9.9 par due 9/2020)	8.83% (Libor + 6.50%/Q)	12/11/2014	9.9	9.9	(4)(17)
					23.2	23.2
					653.8	651.4		8.96%

As of June 30, 2018
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Other Services
1A Smart Start, LLC (21)	Provider of ignition interlock devices	First lien senior secured revolving loan ($0.4 par due 8/2020)	6.50% (Libor + 4.50%/M)	2/8/2018	0.4	0.4	(2)(17)(20)
		First lien senior secured revolving loan ($1.2 par due 8/2020)	6.59% (Libor + 4.50%/M)	2/8/2018	1.2	1.2	(2)(17)(20)
					1.6	1.6
American Residential Services L.L.C.	Heating, ventilation and air conditioning services provider	Second lien senior secured loan ($67.0 par due 12/2022)	10.09% (Libor + 8.00%/M)	6/30/2014	66.8	63.0	(2)(17)
Associated Asphalt Partners, LLC	Provider of asphalt terminalling, storage and distribution	First lien senior secured loan ($4.2 par due 4/2024)	7.34% (Libor + 5.25%/M)	3/30/2017	4.2	3.8	(2)(17)
Capstone Logistics Acquisition, Inc. (21)	Outsourced supply chain solutions provider to operators of distribution centers	First lien senior secured revolving loan	—	2/8/2018	—	—	(2)(19)
Champion Parent Corporation and Calera XVI, LLC (7)	Endurance sports media and event operator	First lien senior secured loan ($0.7 par due 11/2018)		11/30/2012	—	—	(2)(16)
		First lien senior secured loan ($6.1 par due 11/2018)		11/30/2012	0.8	0.2	(2)(16)
		Preferred shares (18,875 shares)		3/25/2016	—	—	(2)
		Membership units (2,522,512 units)		11/30/2012	—	—	(2)
		Common shares (114,000 shares)		3/25/2016	—	—	(2)
					0.8	0.2
Crown Health Care Laundry Services, LLC and Crown Laundry Holdings, LLC (6)(21)	Provider of outsourced healthcare linen management solutions	First lien senior secured revolving loan ($0.3 par due 12/2021)	8.82% (Libor + 6.75%/M)	3/13/2014	0.3	0.3	(2)(17)(20)
		First lien senior secured revolving loan ($3.7 par due 12/2021)	8.84% (Libor + 6.75%/M)	3/13/2014	3.7	3.7	(2)(17)(20)
		First lien senior secured loan ($11.9 par due 12/2021)	8.84% (Libor + 6.75%/M)	4/6/2017	11.9	11.9	(2)(17)
		First lien senior secured loan ($1.0 par due 12/2021)	8.80% (Libor + 6.75%/M)	6/12/2018	1.0	1.0	(2)(17)
		First lien senior secured loan ($5.0 par due 12/2021)	8.84% (Libor + 6.75%/M)	3/13/2014	5.0	5.0	(2)(17)
		First lien senior secured loan ($5.2 par due 12/2021)	8.84% (Libor + 6.75%/M)	3/13/2014	5.2	5.2	(3)(17)
		Class A preferred units (2,475,000 units)		3/13/2014	2.5	2.3	(2)
		Class B common units (275,000 units)		3/13/2014	0.3	2.3	(2)
					29.9	31.7
Empirix, Inc. (21)	Provider of hardware and software solutions and services for communications network management	First lien senior secured revolving loan	—	2/8/2018	—	—	(2)(19)
Magento, Inc. (21)	eCommerce platform provider for the retail industry	First lien senior secured revolving loan	—	2/8/2018	—	—	(2)(19)
Massage Envy, LLC and ME Equity LLC (21)	Franchisor in the massage industry	First lien senior secured loan ($1.1 par due 12/2024)	9.08% (Libor + 6.75%/Q)	1/24/2018	1.1	1.1	(2)(17)
		First lien senior secured loan ($0.6 par due 12/2024)	9.07% (Libor + 6.75%/Q)	1/24/2018	0.6	0.6	(2)(17)
		First lien senior secured loan ($0.7 par due 12/2024)	9.08% (Libor + 6.75%/M)	1/24/2018	0.7	0.7	(2)(17)
		First lien senior secured loan ($0.7 par due 12/2024)	9.09% (Libor + 6.75%/M)	1/24/2018	0.7	0.7	(2)(17)
		First lien senior secured loan ($0.6 par due 9/2020)	9.07% (Libor + 6.75%/Q)	7/27/2017	0.6	0.6	(2)(17)
		First lien senior secured loan ($0.5 par due 9/2020)	9.05% (Libor + 6.75%/M)	7/27/2017	0.5	0.5	(2)(17)
		First lien senior secured loan ($0.3 par due 9/2020)	9.08% (Libor + 6.75%/Q)	7/27/2017	0.3	0.3	(2)(17)

As of June 30, 2018
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($0.3 par due 9/2020)	9.05% (Libor + 6.75%/Q)	4/12/2017	0.3	0.3	(2)(17)
		First lien senior secured loan ($0.1 par due 9/2020)	9.08% (Libor + 6.75%/Q)	4/12/2017	0.1	0.1	(2)(17)
		First lien senior secured loan ($1.0 par due 9/2020)	9.07% (Libor + 6.75%/Q)	4/12/2017	1.0	1.0	(2)(17)
		First lien senior secured loan ($38.3 par due 9/2020)	9.06% (Libor + 6.75%/Q)	9/27/2012	38.3	38.3	(3)(17)
		First lien senior secured loan ($18.6 par due 9/2020)	9.06% (Libor + 6.75%/Q)	9/27/2012	18.6	18.6	(4)(17)
		Common stock (3,000,000 shares)		9/27/2012	3.0	5.1	(2)
					65.8	67.9
Mckenzie Sports Products, LLC (21)	Designer, manufacturer and distributor of hunting-related supplies	First lien senior secured loan ($5.5 par due 9/2020)	7.84% (Libor + 5.75%/M)	9/18/2014	5.5	5.5	(3)(11)(17)
		First lien senior secured loan ($84.5 par due 9/2020)	7.84% (Libor + 5.75%/M)	9/18/2014	84.5	84.5	(3)(11)(17)
					90.0	90.0
MSHC, Inc. (21)	Heating, ventilation and air conditioning services provider	First lien senior secured revolving loan ($0.9 par due 7/2022)	8.25% (Base Rate + 3.25%/Q)	7/31/2017	0.9	0.9	(2)(17)
		Second lien senior secured loan ($4.8 par due 7/2024)	10.58% (Libor + 8.25%/Q)	7/31/2017	4.8	4.8	(2)(17)
		Second lien senior secured loan ($46.0 par due 7/2024)	10.58% (Libor + 8.25%/Q)	7/31/2017	46.0	46.0	(2)(17)
					51.7	51.7
OpenSky Project, Inc. and OSP Holdings, Inc.	Social commerce platform operator	Warrant to purchase up to 159,496 shares of Series D preferred stock (expires 4/2025)		6/29/2015	—	—	(2)
Osmose Utilities Services, Inc. (21)	Provider of structural integrity management services to transmission and distribution infrastructure	First lien senior secured revolving loan	—	1/3/2017	—	—	(2)(19)
		Second lien senior secured loan ($51.4 par due 8/2023)	10.08% (Libor + 7.75%/Q)	9/3/2015	50.7	51.4	(2)(17)
		Second lien senior secured loan ($34.0 par due 8/2023)	10.08% (Libor + 7.75%/Q)	1/3/2017	33.5	34.0	(2)(17)
					84.2	85.4
Siteworx Holdings, LLC & Siteworx LLC (21)	Provider of design, web content management, eCommerce solutions and system integration	First lien senior secured revolving loan ($1.4 par due 1/2020)	6.25% (Base Rate + 1.25%/M)	2/16/2018	1.4	1.4	(2)(14)(17)
		First lien senior secured loan ($3.4 par due 1/2020)	7.83% (Libor + 5.50%/M)	2/16/2018	3.4	3.4	(2)(14)(17)
					4.8	4.8
SocialFlow, Inc.	Social media optimization platform provider	Warrant to purchase up to 215,331 shares of Series C preferred stock (expires 1/2026)		1/13/2016	—	—	(2)
SoundCloud Limited (8)	Platform for receiving, sending, and distributing music	Common stock (73,422 shares)		8/15/2017	0.4	0.7	(2)
Spin HoldCo Inc.	Laundry service and equipment provider	Second lien senior secured loan ($175.0 par due 5/2023)	9.82% (Libor + 7.50%/Q)	5/14/2013	175.0	175.0	(2)(17)
TDG Group Holding Company and TDG Co-Invest, LP (21)	Operator of multiple franchise concepts primarily related to home maintenance or repairs	First lien senior secured loan ($9.4 par due 5/2024)	7.83% (Libor + 5.50%/Q)	5/31/2018	9.4	9.3	(2)(17)
		Preferred units (2,871,000 units)		5/31/2018	2.9	2.9	(2)
		Common units (29,000 units)		5/31/2018	—	—	(2)
					12.3	12.2
Tyden Group Holding Corp. (8)	Producer and marketer of global cargo security, product identification and traceability products and utility meter products	Preferred stock (46,276 shares)		1/3/2017	0.4	0.4

As of June 30, 2018
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Common stock (5,521,203 shares)		1/3/2017	2.0	3.9
					2.4	4.3
VLS Recovery Services, LLC (21)	Provider of commercial and industrial waste processing and disposal services	First lien senior secured revolving loan ($0.5 par due 10/2023)	8.07% (Libor + 6.00%/M)	10/17/2017	0.5	0.5	(2)(17)(20)
		First lien senior secured revolving loan ($1.1 par due 10/2023)	8.36% (Libor + 6.00%/M)	10/17/2017	1.1	1.1	(2)(17)(20)
		First lien senior secured revolving loan ($0.5 par due 10/2023)	8.33% (Libor + 6.00%/M)	10/17/2017	0.5	0.5	(2)(17)(20)
		First lien senior secured loan ($1.3 par due 10/2023)	7.97% (Libor + 6.00%/S)	10/17/2017	1.3	1.3	(2)(17)
		First lien senior secured loan ($7.2 par due 10/2023)	8.33% (Libor + 6.00%/Q)	10/17/2017	7.2	7.2	(2)(17)
		First lien senior secured loan ($9.7 par due 10/2023)	8.35% (Libor + 6.00%/Q)	10/17/2017	9.7	9.7	(2)(17)
					20.3	20.3
WASH Multifamily Acquisition Inc. and Coinamatic Canada Inc.	Laundry service and equipment provider	Second lien senior secured loan ($3.7 par due 5/2023)	9.09% (Libor + 7.00%/M)	5/14/2015	3.7	3.7	(2)(8)(17)
		Second lien senior secured loan ($21.3 par due 5/2023)	9.09% (Libor + 7.00%/M)	5/14/2015	21.0	21.1	(2)(17)
					24.7	24.8
					634.9	637.4		8.77%
Power Generation
Alphabet Energy, Inc.	Technology developer to convert waste-heat into electricity	First lien senior secured loan ($3.5 par due 8/2017)		12/16/2013	3.0	—	(2)(16)
		Series 1B preferred stock (12,976 shares)		6/21/2016	0.2	—	(2)
		Warrant to purchase up to 125,000 shares of Series 2 preferred stock (expires 12/2023)		6/30/2016	0.1	—	(2)
					3.3	—
CPV Maryland Holding Company II, LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($48.7 par due 12/2020)	6.00% Cash, 5.00% PIK	8/8/2014	48.7	43.3	(2)
		Warrant to purchase up to 4 units of common stock (expires 8/2018)		8/8/2014	—	—	(2)
					48.7	43.3
DGH Borrower LLC (21)	Developer, owner and operator of quick start, small-scale natural gas-fired power generation projects	First lien senior secured loan ($43.4 par due 6/2023)	8.82% (Libor + 6.50%/Q)	6/8/2018	43.4	43.2	(2)(17)
Green Energy Partners, Stonewall LLC and Panda Stonewall Intermediate Holdings II LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($24.8 par due 11/2021)	7.83% (Libor + 5.50%/Q)	11/13/2014	24.7	24.7	(2)(17)
		Senior subordinated loan ($20.9 par due 12/2021)	8.00% Cash, 5.25% PIK	11/13/2014	20.9	20.5	(2)
		Senior subordinated loan ($97.6 par due 12/2021)	8.00% Cash, 5.25% PIK	11/13/2014	97.6	95.6	(2)
					143.2	140.8
Joule Unlimited Technologies, Inc. and Stichting Joule Global Foundation	Renewable fuel and chemical production developer	First lien senior secured loan ($7.8 par due 10/2018)		3/31/2015	5.9	—	(2)(16)
		Warrant to purchase up to 32,051 shares of Series C-2 preferred stock (expires 7/2023)		7/25/2013	—	—	(2)(8)
					5.9	—
Moxie Patriot LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($32.8 par due 12/2020)	8.08% (Libor + 5.75%/Q)	12/19/2013	32.7	32.8	(2)(17)

As of June 30, 2018
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Navisun LLC and Navisun Holdings LLC (7)(21)	Owner and operater of commercial and industrial solar projects	First lien senior secured loan ($17.1 par due 11/2023)	8.00% PIK	11/15/2017	17.1	17.1	(2)
		Series A preferred units	10.50% PIK	11/15/2017	1.9	1.9	(2)
		Class A units (550 units)		11/15/2017	—	—
					19.0	19.0
Panda Liberty LLC (fka Moxie Liberty LLC)	Gas turbine power generation facilities operator	First lien senior secured loan ($49.9 par due 8/2020)	8.83% (Libor + 6.50%/Q)	4/6/2018	46.4	46.1	(2)(17)
		First lien senior secured loan ($34.1 par due 8/2020)	8.83% (Libor + 6.50%/Q)	8/21/2013	34.0	31.6	(2)(17)
					80.4	77.7
Panda Temple Power, LLC and T1 Power Holdings LLC (6)	Gas turbine power generation facilities operator	Second lien senior secured loan ($9.0 par due 2/2023)	10.05% (Libor + 8.00%/M)	3/6/2015	9.0	9.0	(2)(17)
		Class A Common units (616,122 shares)		3/6/2015	15.0	10.3	(2)
					24.0	19.3
PERC Holdings 1 LLC	Operator of recycled energy, combined heat and power, and energy efficiency facilities	Class B common units (21,653,543 units)		10/20/2014	21.7	28.6	(2)
Riverview Power LLC	Operator of natural gas and oil fired power generation facilities	First lien senior secured loan ($94.3 par due 12/2022)	10.33% (Libor + 8.00%/Q)	12/29/2016	92.4	94.3	(2)(17)
					514.7	499.0		6.86%
Restaurants and Food Services
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc. (7)(21)	Restaurant owner and operator	First lien senior secured loan ($4.1 par due 12/2018)	20.33% PIK (Libor + 18.00%/Q)	12/22/2016	4.1	4.1	(2)(17)
		First lien senior secured loan ($54.0 par due 12/2018)		11/27/2006	39.9	8.0	(2)(16)
		Promissory note ($31.8 par due 12/2023)		11/27/2006	13.8	—	(2)
		Warrant to purchase up to 0.95 units of Series D common stock (expires 12/2023)		12/18/2013	—	—	(2)
					57.8	12.1
Cipriani USA Inc.	Manager and operator of banquet facilities, restaurants, hotels and other leisure properties	First lien senior secured loan ($67.1 par due 5/2023)	9.84% (Libor + 7.75%/M)	5/30/2018	67.1	66.4	(2)(17)
Cozzini Bros., Inc. and BH-Sharp Holdings LP (21)	Provider of commercial knife sharpening and cutlery services in the restaurant industry	First lien senior secured revolving loan ($1.0 par due 3/2023)	7.59% (Libor + 5.50%/M)	3/10/2017	1.0	1.0	(2)(17)
		First lien senior secured loan ($6.6 par due 3/2023)	7.59% (Libor + 5.50%/M)	3/10/2017	6.6	6.6	(2)(17)
		First lien senior secured loan ($11.7 par due 3/2023)	7.59% (Libor + 5.50%/M)	3/10/2017	11.7	11.7	(4)(17)
		Common units (2,950,000 units)		3/10/2017	3.0	3.0	(2)
					22.3	22.3
FWR Holding Corporation (21)	Restaurant owner, operator, and franchisor	First lien senior secured revolving loan ($0.7 par due 8/2023)	7.96% (Libor + 6.00%/M)	8/21/2017	0.7	0.7	(2)(17)(20)
		First lien senior secured loan ($0.3 par due 8/2023)	7.63% (Libor + 6.00%/M)	8/21/2017	0.3	0.3	(2)(17)
		First lien senior secured loan ($0.2 par due 8/2023)	8.44% (Libor + 6.00%/M)	8/21/2017	0.2	0.2	(2)(17)
		First lien senior secured loan ($2.0 par due 8/2023)	7.84% (Libor + 6.00%/S)	8/21/2017	2.0	2.0	(2)(17)
		First lien senior secured loan ($2.0 par due 8/2023)	8.44% (Libor + 6.00%/S)	8/21/2017	2.0	2.0	(2)(17)
					5.2	5.2
Garden Fresh Restaurant Corp. and GFRC Holdings LLC (21)	Restaurant owner and operator	First lien senior secured revolving loan	—	2/1/2017	—	—	(2)(19)

As of June 30, 2018
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($24.9 par due 2/2022)	10.07% (Libor + 8.00%/B)	10/3/2013	24.9	24.9	(2)(17)
					24.9	24.9
Global Franchise Group, LLC (21)	Worldwide franchisor of quick service restaurants	First lien senior secured loan ($8.1 par due 12/2019)	7.84% (Libor + 5.75%/M)	9/15/2017	8.1	8.1	(2)(17)
Heritage Food Service Group, Inc. and WCI-HFG Holdings, LLC	Distributor of repair and replacement parts for commercial kitchen equipment	Second lien senior secured loan ($31.6 par due 10/2022)	10.60% (Libor + 8.50%/B)	10/20/2015	31.6	31.6	(2)(17)
		Preferred units (3,000,000 units)		10/20/2015	3.0	3.6	(2)
					34.6	35.2
Jim N Nicks Management, LLC (21)	Restaurant owner and operator	First lien senior secured revolving loan ($0.6 par due 7/2023)	7.34% (Libor + 5.25%/M)	7/10/2017	0.6	0.6	(2)(17)
		First lien senior secured revolving loan ($1.2 par due 7/2023)	7.60% (Libor + 5.25%/M)	7/10/2017	1.2	1.2	(2)(17)
		First lien senior secured revolving loan ($1.0 par due 7/2023)	7.61% (Libor + 5.25%/M)	7/10/2017	1.0	0.9	(2)(17)
		First lien senior secured loan ($0.6 par due 7/2023)	7.34% (Libor + 5.25%/M)	7/10/2017	0.6	0.6	(2)(17)
		First lien senior secured loan ($0.6 par due 7/2023)	7.61% (Libor + 5.25%/M)	7/10/2017	0.6	0.6	(2)(17)
		First lien senior secured loan ($14.0 par due 7/2023)	7.34% (Libor + 5.25%/M)	7/10/2017	14.0	13.8	(4)(17)
					18.0	17.7
Orion Foods, LLC (7)	Convenience food service retailer	First lien senior secured loan ($1.2 par due 9/2015)		4/1/2010	1.2	0.4	(2)(16)
		Second lien senior secured loan ($19.4 par due 9/2015)		4/1/2010	—	—	(2)(16)
		Preferred units (10,000 units)		10/28/2010	—	—	(2)
		Class A common units (25,001 units)		4/1/2010	—	—	(2)
		Class B common units (1,122,452 units)		4/1/2010	—	—	(2)
					1.2	0.4
OTG Management, LLC (21)	Airport restaurant operator	First lien senior secured revolving loan ($1.6 par due 8/2021)	11.33% (Libor + 9.00%/Q)	8/26/2016	1.6	1.6	(2)(17)
		First lien senior secured revolving loan ($8.4 par due 8/2021)	11.67% (Libor + 9.00%/Q)	8/26/2016	8.4	8.4	(2)(17)
		First lien senior secured loan ($12.6 par due 8/2021)	11.36% (Libor + 9.00%/Q)	8/26/2016	12.6	12.6	(2)(17)
		First lien senior secured loan ($2.2 par due 8/2021)	11.37% (Libor + 9.00%/Q)	8/26/2016	2.2	2.2	(2)(17)
		First lien senior secured loan ($2.5 par due 8/2021)	11.34% (Libor + 9.00%/Q)	8/26/2016	2.5	2.5	(2)(17)
		First lien senior secured loan ($2.2 par due 8/2021)	11.31% (Libor + 9.00%/Q)	8/26/2016	2.2	2.2	(2)(17)
		First lien senior secured loan ($1.0 par due 8/2021)	11.32% (Libor + 9.00%/Q)	8/26/2016	1.0	1.0	(2)(17)
		First lien senior secured loan ($0.9 par due 8/2021)	11.33% (Libor + 9.00%/Q)	8/26/2016	0.9	0.9	(2)(17)
		First lien senior secured loan ($48.9 par due 8/2021)	11.06% (Libor + 9.00%/B)	8/26/2016	48.9	48.9	(3)(17)
		First lien senior secured loan ($48.9 par due 8/2021)	11.36% (Libor + 9.00%/B)	8/26/2016	48.9	48.9	(3)(17)
		Senior subordinated loan ($27.5 par due 2/2022)	17.50% PIK	8/26/2016	27.4	27.5	(2)
		Class A preferred units (3,000,000 units)		8/26/2016	30.0	37.1	(2)
		Common units (3,000,000 units)		1/5/2011	3.0	8.5	(2)
		Warrant to purchase up to 7.73% of common units		6/19/2008	0.1	18.8	(2)

As of June 30, 2018
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Warrant to purchase 0.60% of the common units deemed outstanding (expires 12/2018)		8/29/2016	—	—	(2)
					189.7	221.1
Restaurant Technologies, Inc. (21)	Provider of bulk cooking oil management services to the restaurant and fast food service industries	First lien senior secured revolving loan ($0.1 par due 11/2021)	6.84% (Libor + 4.75%/M)	11/23/2016	0.1	0.1	(2)(17)(20)
		First lien senior secured revolving loan ($0.5 par due 11/2021)	6.78% (Libor + 4.75%/M)	11/23/2016	0.5	0.5	(2)(17)(20)
		First lien senior secured revolving loan ($0.7 par due 11/2021)	8.75% (Base Rate + 3.75%/M)	11/23/2016	0.7	0.7	(2)(17)(20)
					1.3	1.3
SFE Intermediate Holdco LLC (21)	Provider of outsourced foodservice to K-12 school districts	First lien senior secured loan ($6.7 par due 7/2023)	7.36% (Libor + 5.00%/Q)	7/31/2017	6.7	6.7	(4)(17)
Spectra Finance, LLC (21)	Venue management and food and beverage provider	First lien senior secured revolving loan ($6.7 par due 4/2023)	6.00% (Libor + 4.00%/M)	4/2/2018	6.7	6.6	(2)(17)(20)
		First lien senior secured loan ($19.1 par due 4/2024)	6.83% (Libor + 4.50%/Q)	4/2/2018	19.1	18.9	(2)(17)
					25.8	25.5
					462.7	446.9		6.15%
Education
Campus Management Acquisition Corp. (6)	Education software developer	Preferred stock (485,159 shares)		2/8/2008	10.5	10.7	(2)
Excelligence Holdings Corp.	Developer, manufacturer and retailer of educational products	First lien senior secured loan ($9.9 par due 4/2023)	8.09% (Libor + 6.00%/M)	4/17/2017	9.9	8.9	(4)(17)
Flinn Scientific, Inc. and WCI-Quantum Holdings, Inc.	Distributor of instructional products, services and resources	First lien senior secured loan ($33.6 par due 10/2020)	6.94% (Libor + 5.00%/S)	7/26/2017	33.6	33.6	(2)(17)
		First lien senior secured loan ($27.9 par due 10/2020)	7.45% (Libor + 5.00%/S)	7/26/2017	27.9	27.9	(2)(17)
		Series A preferred stock (1,272 shares)		10/24/2014	1.0	1.3	(2)
					62.5	62.8
Frontline Technologies Group Holding LLC, Frontline Technologies Blocker Buyer, Inc., Frontline Technologies Holdings, LLC and Frontline Technologies Parent, LLC (21)	Provider of human capital management (“HCM”) and SaaS-based software solutions to employees and administrators of K-12 school organizations	First lien senior secured loan ($19.5 par due 9/2023)	8.59% (Libor + 6.50%/M)	9/19/2017	19.2	19.3	(2)(17)
		Class A preferred units (4,574 units)		9/18/2017	4.6	3.6
		Class B common units		9/18/2017	—	—
					23.8	22.9
Infilaw Holding, LLC (21)	Operator of for-profit law schools	First lien senior secured revolving loan ($2.0 par due 2/2018)		8/25/2011	1.2	—	(2)(16)(20)
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc. (21)	Private school operator	First lien senior secured revolving loan ($9.9 par due 2/2019)	13.00% (Base Rate + 8.00%/S)	5/18/2017	9.9	9.9	(2)(17)
		First lien senior secured loan ($3.4 par due 2/2019)	10.50% PIK (Libor + 9.00%/Q)	10/31/2015	3.4	3.4	(2)(17)
		Senior preferred series A-1 shares (163,902 shares)		10/31/2015	119.4	14.8	(2)
		Series B preferred stock (1,401,385 shares)		8/5/2010	4.0	—	(2)
		Series C preferred stock (1,994,644 shares)		6/7/2010	0.5	—	(2)
		Series B preferred stock (348,615 shares)		8/5/2010	1.0	—	(2)

As of June 30, 2018
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Series C preferred stock (517,942 shares)		6/7/2010	0.1	—	(2)
		Common stock (16 shares)		6/7/2010	—	—	(2)
		Common stock (4 shares)		6/7/2010	—	—	(2)
					138.3	28.1
Liaison Acquisition, LLC (21)	Provider of centralized applications services to educational associations	Second lien senior secured loan ($15.0 par due 8/2023)	11.31% (Libor + 9.25%/M)	2/9/2017	14.7	15.0	(2)(17)
PIH Corporation and Primrose Holding Corporation (6)(21)	Franchisor of education-based early childhood centers	First lien senior secured revolving loan ($1.0 par due 12/2018)	7.63% (Libor + 5.50%/M)	12/13/2013	1.0	1.0	(2)(17)
		First lien senior secured loan ($1.6 par due 12/2020)	7.60% (Libor + 5.50%/M)	12/15/2017	1.6	1.6	(2)(17)
		Common stock (7,227 shares)		1/3/2017	10.7	21.0
					13.3	23.6
R3 Education Inc., Equinox EIC Partners LLC and Sierra Education Finance Corp.	Medical school operator	Preferred stock (1,977 shares)		7/30/2008	0.5	0.5	(2)
		Common membership interest (15.76% interest)		9/21/2007	15.8	21.2	(2)
		Warrant to purchase up to 27,890 shares (expires 11/2019)		12/8/2009	—	11.8	(2)
					16.3	33.5
Regent Education, Inc.	Provider of software solutions designed to optimize the financial aid and enrollment processes	Warrant to purchase up to 987 shares of common stock (expires 12/2026)		12/23/2016	—	—	(2)
		Warrant to purchase up to 5,393,194 shares of common stock (expires 12/2026)		12/23/2016	—	—	(2)
					—	—
RuffaloCODY, LLC (21)	Provider of student fundraising and enrollment management services	First lien senior secured revolving loan	—	5/29/2013	—	—	(2)(19)
Severin Acquisition, LLC (21)	Provider of student information system software solutions to the K-12 education market	First lien senior secured revolving loan ($1.2 par due 7/2021)	7.09% (Libor + 4.75%/Q)	7/31/2015	1.2	1.2	(2)(17)
		First lien senior secured revolving loan ($0.6 par due 7/2021)	7.06% (Libor + 4.75%/Q)	7/31/2015	0.6	0.6	(2)(17)
		Second lien senior secured loan ($38.7 par due 7/2022)	11.11% (Libor + 8.75%/Q)	2/1/2017	38.0	38.7	(2)(17)
		Second lien senior secured loan ($4.2 par due 7/2022)	11.11% (Libor + 8.75%/Q)	10/28/2015	4.1	4.2	(2)(17)
		Second lien senior secured loan ($3.1 par due 7/2022)	11.36% (Libor + 9.00%/Q)	10/14/2016	3.1	3.1	(2)(17)
		Second lien senior secured loan ($15.0 par due 7/2022)	11.11% (Libor + 8.75%/Q)	7/31/2015	14.8	15.0	(2)(17)
		Second lien senior secured loan ($3.3 par due 7/2022)	11.61% (Libor + 9.25%/Q)	2/1/2016	3.2	3.3	(2)(17)
		Second lien senior secured loan ($2.8 par due 7/2022)	11.61% (Libor + 9.25%/Q)	8/8/2016	2.8	2.8	(2)(17)
		Second lien senior secured loan ($80.0 par due 7/2026)	9.34% (Libor + 7.00%/M)	6/12/2018	79.2	79.2	(2)(17)
		Second lien senior secured loan ($5.5 par due 7/2022)	11.11% (Libor + 8.75%/Q)	1/3/2017	5.5	5.5	(2)(17)
		Second lien senior secured loan ($3.1 par due 7/2022)	11.36% (Libor + 9.00%/Q)	1/3/2017	3.1	3.1	(2)(17)
		Second lien senior secured loan ($20.0 par due 7/2022)	11.11% (Libor + 8.75%/Q)	1/3/2017	20.0	20.0	(2)(17)
		Second lien senior secured loan ($4.4 par due 7/2022)	11.61% (Libor + 9.25%/Q)	1/3/2017	4.4	4.4	(2)(17)

As of June 30, 2018
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Second lien senior secured loan ($2.8 par due 7/2022)	11.61% (Libor + 9.25%/Q)	1/3/2017	2.8	2.8	(2)(17)
					182.8	183.9
					473.3	389.4		5.36%
Food and Beverage
American Seafoods Group LLC and American Seafoods Partners LLC	Harvester and processor of seafood	Second lien senior secured loan ($66.2 par due 2/2024)	10.22% (Libor + 8.13%/M)	8/21/2017	66.0	66.2	(2)(17)
		Class A units (77,922 units)		8/19/2015	0.1	0.1	(2)
		Warrant to purchase up to 7,422,078 Class A units (expires 8/2035)		8/19/2015	7.4	10.3	(2)
					73.5	76.6
CHG PPC Parent LLC	Diversified food products manufacturer	Second lien senior secured loan ($60.5 par due 3/2026)	9.59% (Libor + 7.50%/M)	3/30/2018	60.5	59.9	(2)(17)
DecoPac, Inc. (21)	Supplier of cake decorating solutions and products to in-store bakeries	First lien senior secured revolving loan ($0.2 par due 9/2023)	6.42% (Libor + 4.25%/B)	9/29/2017	0.2	0.2	(2)(17)
		First lien senior secured revolving loan ($0.6 par due 9/2023)	6.58% (Libor + 4.25%/B)	9/29/2017	0.6	0.6	(2)(17)
					0.8	0.8
Edward Don & Company, LLC and VCP-EDC Co-Invest, LLC	Distributor of foodservice equipment and supplies	First lien senior secured loan ($47.4 par due 9/2022)	12.50% (Base Rate + 7.50%/Q)	3/31/2017	47.4	47.4	(2)(17)
		First lien senior secured loan ($17.6 par due 9/2022)	10.50% (Libor + 8.50%/M)	1/5/2018	17.6	17.6	(2)(17)
		Membership units (2,970,000 units)		6/9/2017	3.0	4.8
					68.0	69.8
Ferraro Fine Foods Corp. and Italian Fine Foods Holdings L.P. (21)	Specialty Italian food distributor	First lien senior secured revolving loan ($0.3 par due 5/2023)	6.35% (Libor + 4.25%/M)	5/9/2018	0.3	0.3	(2)(17)
		First lien senior secured revolving loan ($1.3 par due 5/2023)	6.62% (Libor + 4.25%/M)	5/9/2018	1.3	1.3	(2)(17)
		First lien senior secured loan ($9.4 par due 5/2024)	6.62% (Libor + 4.25%/Q)	5/9/2018	9.4	9.3	(2)(17)
		Class A common units (2,724,000 units)		5/9/2018	2.7	2.7	(2)
					13.7	13.6
FPI Holding Corporation (7)(21)	Distributor of fruits	First lien senior secured loan ($0.7 par due 6/2018)		1/3/2017	0.4	—	(16)
Gehl Foods, LLC and GF Parent LLC	Producer of low-acid, aseptic food and beverage products	Class A preferred units (2,940 units)		5/13/2015	2.9	0.3	(2)
		Class A common units (60,000 units)		5/13/2015	0.1	—	(2)
		Class B common units (0.26 units)		5/13/2015	—	—	(2)
					3.0	0.3
JWC/KI Holdings, LLC	Foodservice sales and marketing agency	Membership units (5,000 units)		11/16/2015	5.0	4.7	(2)
Kettle Cuisine, LLC	Manufacturer of fresh refrigerated and frozen food products	Second lien senior secured loan ($28.5 par due 2/2022)	11.84% (Libor + 9.75%/M)	8/21/2015	28.5	28.5	(2)(17)
NECCO Holdings, Inc. and New England Confectionery Company, Inc. (7)(21)	Producer and supplier of candy	First lien senior secured revolving loan ($19.9 par due 1/2018)		1/3/2017	7.9	2.9	(16)
		First lien senior secured loan ($1.7 par due 8/2018)		11/20/2017	1.7	—	(16)
		First lien senior secured loan ($11.6 par due 1/2018)		1/3/2017	0.9	1.6	(16)
		First lien senior secured loan ($0.7 par due 11/2018)		11/20/2017	0.7	0.1	(16)
		Common stock (860,189 shares)		1/3/2017	—	—
					11.2	4.6

As of June 30, 2018
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
PCM Bmark, Inc. and BakeMark Holdings, Inc.	Manufacturer and distributor of specialty bakery ingredients	First lien senior secured loan ($0.8 par due 8/2023)	7.30% (Libor + 5.25%/M)	5/9/2018	0.8	0.8	(2)(17)
RF HP SCF Investor, LLC (9)	Branded specialty food company	Membership interest (10.08% interest)		12/22/2016	12.5	15.2	(2)
Teasdale Foods, Inc. (21)	Provider of beans, sauces and hominy to the retail, foodservice and wholesale channels	First lien senior secured revolving loan ($0.4 par due 10/2020)	6.81% (Libor + 4.75%/M)	6/30/2017	0.4	0.4	(2)(17)
		First lien senior secured revolving loan ($0.1 par due 10/2020)	8.75% (Base Rate + 3.75%/M)	6/30/2017	0.1	0.1	(2)(17)
		($0.6 par due 10/2020)	7.09% (Libor + 4.75%/M)	6/27/2018	0.6	0.6	(2)(17)
		Second lien senior secured loan ($33.6 par due 10/2021)	10.84% (Libor + 8.75%/M)	1/3/2017	33.6	32.6	(2)(17)
		Second lien senior secured loan ($31.5 par due 10/2021)	10.84% (Libor + 8.75%/M)	1/3/2017	31.5	30.6	(2)(17)
		Second lien senior secured loan ($21.3 par due 10/2021)	10.84% (Libor + 8.75%/M)	1/3/2017	21.3	20.6	(2)(17)
					87.5	84.9
					365.4	359.7		4.95%
Oil and Gas
Penn Virginia Holding Corp.	Exploration and production company	Second lien senior secured loan ($90.1 par due 9/2022)	9.10% (Libor + 7.00%/M)	9/28/2017	90.1	90.1	(2)(17)
Petroflow Energy Corporation and TexOak Petro Holdings LLC (6)	Oil and gas exploration and production company	First lien senior secured loan ($10.9 par due 6/2019)	9.98% (Libor + 8.00%/M)	6/29/2016	9.7	9.8	(2)(17)
		Second lien senior secured loan ($25.6 par due 12/2019)		6/29/2016	21.9	—	(2)(16)
		Common units (202,000 units)		6/29/2016	11.1	—
					42.7	9.8
Sundance Energy, Inc.	Oil and gas producer	Second lien senior secured loan ($60.7 par due 4/2023)	10.37% (Libor + 8.00%/Q)	4/23/2018	59.5	60.1	(2)(17)
VPROP Operating, LLC and Vista Proppants and Logistics, LLC	Sand-based proppant producer and distributor to the oil and natural gas industry	First lien senior secured loan ($28.4 par due 8/2021)	11.38% (Libor + 8.50% Cash, 1.00% PIK/Q)	8/1/2017	28.2	28.4	(2)(17)
		First lien senior secured loan ($35.4 par due 8/2021)	11.38% (Libor + 8.50% Cash, 1.00% PIK/Q)	11/9/2017	35.4	35.4	(2)(17)
		First lien senior secured loan ($15.2 par due 3/2021)	11.38% (Libor + 8.50% Cash, 1.00% PIK/Q)	3/1/2017	15.2	15.2	(2)(17)
		First lien senior secured loan ($75.9 par due 3/2021)	11.38% (Libor + 8.50% Cash, 1.00% PIK/Q)	3/1/2017	75.9	75.9	(3)(17)
		Common units (997,864 units)		11/9/2017	9.7	11.6	(2)
					164.4	166.5
					356.7	326.5		4.49%
Automotive Services
A.U.L. Corp. (21)	Provider of vehicle service contracts (“VSCs”) and limited warranties for passenger vehicles	First lien senior secured loan ($7.7 par due 6/2023)	7.13% (Libor + 5.00%/M)	6/7/2017	7.7	7.7	(2)(17)
AEP Holdings, Inc. and Arrowhead Holdco Company	Distributor of non-discretionary, mission-critical aftermarket replacement parts	First lien senior secured loan ($44.3 par due 8/2021)	7.92% (Libor + 5.75%/B)	6/28/2018	43.5	44.3	(2)(17)
		Common stock (3,467 shares)		8/31/2015	3.5	4.1	(2)
					47.0	48.4
ChargePoint, Inc.	Developer and operator of electric vehicle charging stations	Warrant to purchase up to 809,126 shares of Series E preferred stock (expires 12/2024)		12/30/2014	0.3	2.1	(2)
Dent Wizard International Corporation and DWH Equity Investors, L.P.	Automotive reconditioning services	Second lien senior secured loan ($50.0 par due 10/2020)	10.08% (Libor + 8.00%/M)	4/7/2015	50.0	50.0	(2)(17)

As of June 30, 2018
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Class A common stock (10,000 shares)		4/7/2015	0.2	0.4	(2)
		Class B common stock (20,000 shares)		4/7/2015	0.4	0.9	(2)
					50.6	51.3
Eckler Industries, Inc. and Eckler Purchaser LLC (7)(21)	Restoration parts and accessories provider for classic automobiles	First lien senior secured loan ($17.2 par due 5/2022)		7/12/2012	17.0	17.2	(2)(16)
		Class A preferred units (67,972 units)		7/12/2012	15.9	1.0	(2)
		Class A common units (67,972 units)		7/12/2012	0.5	—	(2)
					33.4	18.2
ESCP PPG Holdings, LLC (6)	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	Class A units (3,500,000 units)		12/14/2016	3.5	2.5	(2)
Mavis Tire Express Services Corp. and Mavis Tire Express Services TopCo, L.P. (21)	Auto parts retailer	Second lien senior secured loan ($0.5 par due 3/2026)	9.58% (Libor + 7.50%/M)	3/20/2018	0.5	0.5	(2)(17)
		Second lien senior secured loan ($109.4 par due 3/2026)	9.58% (Libor + 7.50%/M)	3/20/2018	107.1	108.3	(2)(17)
		Class A units (12,400,000 units)		3/20/2018	12.4	12.5	(2)
					120.0	121.3
Simpson Performance Products, Inc.	Provider of motorsports safety equipment	First lien senior secured loan ($10.0 par due 2/2020)	9.89% (Libor + 7.56%/Q)	2/20/2015	10.0	10.0	(2)(17)
		First lien senior secured loan ($18.3 par due 2/2020)	9.89% (Libor + 7.56%/Q)	2/20/2015	18.3	18.3	(3)(17)
					28.3	28.3
SK SPV IV, LLC	Collision repair site operators	Series A common stock (12,500 units)		8/18/2014	0.6	2.5	(2)
		Series B common stock (12,500 units)		8/18/2014	0.6	2.5	(2)
					1.2	5.0
					292.0	284.8		3.92%
Wholesale Distribution
DFS Holding Company, Inc.	Distributor of maintenance, repair, and operations parts, supplies, and equipment to the foodservice industry	First lien senior secured loan ($4.6 par due 2/2022)	7.09% (Libor + 5.00%/M)	3/1/2017	4.6	4.5	(2)(17)
		First lien senior secured loan ($105.4 par due 2/2022)	7.59% (Libor + 5.50%/M)	7/26/2017	105.4	103.3	(2)(17)
		First lien senior secured loan ($74.8 par due 2/2022)	7.59% (Libor + 5.50%/M)	7/26/2017	74.8	73.3	(3)(17)
					184.8	181.1
KHC Holdings, Inc. and Kele Holdco, Inc. (21)	Catalog-based distribution services provider for building automation systems	First lien senior secured revolving loan ($2.5 par due 10/2020)	6.35% (Libor + 4.25%/M)	1/3/2017	2.5	2.5	(2)(17)
		First lien senior secured loan ($66.1 par due 10/2022)	8.33% (Libor + 6.00%/Q)	1/3/2017	66.1	66.1	(3)(17)
		Common stock (30,000 shares)		1/3/2017	3.1	3.0
					71.7	71.6
PetIQ, LLC	Distributor and manufacturer of pet prescription medications and health products	First lien senior secured revolving loan ($18.0 par due 1/2023)	7.23% (Libor + 5.25%/M)	1/17/2018	18.0	18.0	(2)(17)
					274.5	270.7		3.72%
Containers and Packaging
GS Pretium Holdings, Inc.	Manufacturer and supplier of high performance plastic containers	Common stock (500,000 shares)		6/2/2014	0.5	0.7	(2)

As of June 30, 2018
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
ICSH Parent, Inc. and Vulcan Container Services Holdings, Inc.	Industrial container manufacturer, reconditioner and servicer	Second lien senior secured loan ($63.6 par due 4/2025)	10.09% (Libor + 8.00%/M)	4/28/2017	63.0	64.3	(2)(17)
		Series A common stock (24,900 shares)		4/28/2017	2.5	4.8	(2)
					65.5	69.1
LBP Intermediate Holdings LLC (21)	Manufacturer of paper and corrugated foodservice packaging	First lien senior secured revolving loan ($0.2 par due 7/2020)	7.84% (Libor + 5.50%/Q)	7/10/2015	0.2	0.2	(2)(17)(20)
		First lien senior secured loan ($11.8 par due 7/2020)	7.83% (Libor + 5.50%/Q)	7/10/2015	11.8	11.8	(3)(17)
		First lien senior secured loan ($5.0 par due 7/2020)	7.83% (Libor + 5.50%/Q)	7/10/2015	5.0	5.0	(4)(17)
					17.0	17.0
Microstar Logistics LLC, Microstar Global Asset Management LLC, and MStar Holding Corporation	Keg management solutions provider	Second lien senior secured loan ($78.5 par due 7/2019)	9.59% (Libor + 7.50%/M)	12/14/2012	78.5	78.5	(2)(17)
		Second lien senior secured loan ($54.0 par due 7/2019)	9.59% (Libor + 7.50%/M)	12/14/2012	54.0	54.0	(3)(17)
		Second lien senior secured loan ($10.0 par due 7/2019)	9.59% (Libor + 7.50%/M)	12/14/2012	10.0	10.0	(4)(17)
		Common stock (54,710 shares)		12/14/2012	4.9	7.7	(2)
					147.4	150.2
NSI Holdings, Inc. (6)	Manufacturer of plastic containers for the wholesale nursery industry	Series A preferred stock (2,192 shares)		1/3/2017	—	—
Ranpak Corp.	Manufacturer and marketer of paper-based protective packaging systems and materials	Second lien senior secured loan ($8.0 par due 10/2022)	9.34% (Libor + 7.25%/M)	1/3/2017	7.7	8.0	(2)(17)
					238.1	245.0		3.37%
Aerospace and Defense
Cadence Aerospace, LLC (21)	Aerospace precision components manufacturer	First lien senior secured revolving loan	—	11/14/2017	—	—	(2)(19)
		First lien senior secured loan ($32.3 par due 11/2023)	8.86% (Libor + 6.50%/Q)	11/14/2017	32.0	32.3	(2)(17)
					32.0	32.3
Jazz Acquisition, Inc.	Designer and distributor of aftermarket replacement components to the commercial airlines industry	Second lien senior secured loan ($25.0 par due 6/2022)	9.08% (Libor + 6.75%/Q)	1/3/2017	20.2	23.0	(2)(17)
MB Aerospace Holdings II Corp.	Aerospace engine components manufacturer	Second lien senior secured loan ($68.4 par due 1/2026)	10.83% (Libor + 8.50%/Q)	1/22/2018	68.4	68.4	(2)(17)
					120.6	123.7		1.70%
Environmental Services
MPH Energy Holdings, LP	Operator of municipal recycling facilities	Limited partnership interest (3.13% interest)		1/8/2014	—	—	(2)
RE Community Holdings GP, LLC and RE Community Holdings, LP	Operator of municipal recycling facilities	Limited partnership interest (2.86% interest)		3/1/2011	—	—	(2)
		Limited partnership interest (2.49% interest)		3/1/2011	—	—	(2)
					—	—
Soil Safe, Inc. and Soil Safe Acquisition Corp. (7)(21)	Provider of soil treatment, recycling and placement services	First lien senior secured revolving loan	—	1/3/2017	—	—	(2)(19)
		First lien senior secured loan ($20.0 par due 1/2020)	8.34% (Libor + 6.25%/M)	1/3/2017	20.0	20.0	(2)(17)
		Second lien senior secured loan ($12.7 par due 6/2020)	10.75% (Libor + 7.75%/M)	1/3/2017	12.7	12.7	(2)(17)

As of June 30, 2018
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Senior subordinated loan ($39.9 par due 12/2020)	16.50% PIK	1/3/2017	39.9	39.9	(2)
		Senior subordinated loan ($33.9 par due 12/2020)	14.50% PIK	1/3/2017	33.9	33.9	(2)
		Senior subordinated loan ($33.3 par due 12/2020)		1/3/2017	11.5	6.3	(2)(16)
		Common stock (810 shares)		1/3/2017	—	—
					118.0	112.8
					118.0	112.8		1.55%
Printing, Publishing and Media
Capital Sports Holdings Inc. (8)	Owner and operator of a National Hockey League team	Second lien senior secured loan ($15.2 par due 6/2024)	7.00% (CDOR + 5.25%/Q)	6/22/2018	14.7	15.1	(2)(17)
Connoisseur Media, LLC	Owner and operator of radio stations	First lien senior secured loan ($19.8 par due 6/2019)	8.71% (Libor + 6.38%/Q)	7/26/2017	19.8	19.8	(2)(17)
		First lien senior secured loan ($34.6 par due 6/2019)	8.73% (Libor + 6.38%/Q)	7/26/2017	34.6	34.6	(2)(17)
		First lien senior secured loan ($14.8 par due 6/2019)	8.73% (Libor + 6.38%/Q)	7/26/2017	14.8	14.8	(4)(17)
					69.2	69.2
Earthcolor Group, LLC	Printing management services	Limited liability company interests (9.30%)		5/18/2012	—	—
Roark-Money Mailer LLC	Marketer, advertiser and distributor of coupons in the mail industry	Membership units (35,000 units)		1/3/2017	—	—
The Teaching Company Holdings, Inc.	Education publications provider	Preferred stock (10,663 shares)		9/29/2006	1.1	1.2	(2)
		Common stock (15,393 shares)		9/29/2006	—	—	(2)
					1.1	1.2
					85.0	85.5		1.18%
Chemicals
AMZ Holding Corp. (21)	Specialty chemicals manufacturer	First lien senior secured loan ($0.1 par due 6/2022)	9.00% (Base Rate + 4.00%/Q)	6/27/2017	0.1	0.1	(4)(17)
		First lien senior secured loan ($12.1 par due 6/2022)	7.09% (Libor + 5.00%/Q)	6/27/2017	12.1	12.1	(4)(17)
					12.2	12.2
Genomatica, Inc.	Developer of a biotechnology platform for the production of chemical products	Warrant to purchase 322,422 shares of Series D preferred stock (expires 3/2023)		3/28/2013	—	—	(2)
K2 Pure Solutions Nocal, L.P. (21)	Chemical producer	First lien senior secured revolving loan ($1.5 par due 2/2021)	9.22% (Libor + 7.13%/M)	8/19/2013	1.5	1.5	(2)(17)
		First lien senior secured loan ($39.4 par due 2/2021)	8.09% (Libor + 6.00%/M)	8/19/2013	39.4	39.4	(3)(17)
		First lien senior secured loan ($12.8 par due 2/2021)	8.09% (Libor + 6.00%/M)	8/19/2013	12.8	12.8	(4)(17)
					53.7	53.7
					65.9	65.9		0.91%
Health Clubs
Athletic Club Holdings, Inc.	Premier health club operator	First lien senior secured loan ($35.0 par due 10/2020)	10.49% (Libor + 8.50%/M)	10/11/2007	35.0	35.0	(3)(17)
CFW Co-Invest, L.P. and NCP Curves, L.P.	Health club franchisor	Limited partnership interest (4,152,165 shares)		7/31/2012	4.2	8.5	(2)
		Limited partnership interest (2,218,235 shares)		7/31/2012	—	—	(2)(8)
					4.2	8.5
Movati Athletic (Group) Inc. (8)(21)	Premier health club operator	First lien senior secured loan ($0.6 par due 10/2022)	6.24% (Libor + 4.50%/Q)	10/5/2017	0.6	0.6	(2)(17)
		First lien senior secured loan ($2.9 par due 10/2022)	6.36% (Libor + 4.50%/S)	10/5/2017	3.0	2.9	(2)(17)
					3.6	3.5

As of June 30, 2018
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Sunshine Sub, LLC (21)	Premier health club operator	First lien senior secured loan ($9.8 par due 5/2024)	6.84% (Libor + 4.75%/M)	5/25/2018	9.8	9.7	(2)(17)
					52.6	56.7		0.78%
Farming and Agriculture
QC Supply, LLC (21)	Specialty distributor and solutions provider to the swine and poultry markets	First lien senior secured revolving loan ($9.0 par due 12/2021)	8.10% (Libor + 6.00%/M)	12/29/2016	9.0	8.8	(2)(17)
		First lien senior secured loan ($8.7 par due 12/2022)	8.10% (Libor + 6.00%/M)	12/29/2016	8.7	8.5	(2)(17)
		First lien senior secured loan ($11.2 par due 12/2022)	8.10% (Libor + 6.00%/M)	12/29/2016	11.2	10.9	(2)(17)
		First lien senior secured loan ($14.8 par due 12/2022)	8.10% (Libor + 6.00%/M)	12/29/2016	14.8	14.4	(4)(17)
					43.7	42.6
					43.7	42.6		0.59%
Computers and Electronics
Everspin Technologies, Inc.	Designer and manufacturer of computer memory solutions	Warrant to purchase up to 18,461 shares of common stock (expires 10/2026)		10/7/2016	0.4	—	(2)(24)
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation (7)	Provider of high-speed intelligent document scanning hardware and software	Senior subordinated loan ($8.3 par due 6/2022)	14.00%	1/3/2017	8.1	8.3	(2)
		Senior subordinated loan ($8.3 par due 6/2022)	14.00%	1/3/2017	8.1	8.3	(2)
		Series A preferred stock (66,424,135 shares)		1/3/2017	—	7.9
		Class A common stock (33,173 shares)		1/3/2017	—	—
		Class B common stock (134,214 shares)		1/3/2017	—	—
					16.2	24.5
Zemax Software Holdings, LLC (21)	Provider of optical illumination design software to design engineers	First lien senior secured loan ($17.0 par due 6/2024)	8.09% (Libor + 5.75%/Q)	6/25/2018	17.0	17.0	(2)(17)
					33.6	41.5		0.57%
Hotel Services
Pyramid Management Advisors, LLC and Pyramid Investors, LLC (21)	Hotel Operator	First lien senior secured revolving loan ($0.6 par due 7/2021)	8.83% (Libor + 6.75%/M)	4/12/2018	0.6	0.6	(2)(17)
		First lien senior secured loan ($17.1 par due 7/2021)	8.84% (Libor + 6.75%/M)	4/12/2018	17.1	17.1	(2)(17)
		Membership units (996,833 units)		7/15/2016	1.0	0.9	(2)
					18.7	18.6
					18.7	18.6		0.26%
Retail
Fashion Holding Luxembourg SCA (Modacin/Camaeiu) (7)(8)	Retailer of women's clothing	Preferred stock (241,776,675 shares)		1/3/2017	—	—
Paper Source, Inc. and Pine Holdings, Inc. (21)	Retailer of fine and artisanal paper products	First lien senior secured revolving loan ($0.8 par due 9/2019)	9.75% (Base Rate + 5.00%/Q)	9/23/2013	0.8	0.8	(2)(17)
		First lien senior secured loan ($9.3 par due 9/2019)	8.58% (Libor + 6.25%/Q)	9/23/2013	9.3	9.2	(4)(17)
		Class A common stock (36,364 shares)		9/23/2013	6.0	3.1	(2)
					16.1	13.1
Things Remembered, Inc. and TRM Holdco Corp. (6)(21)	Personalized gifts retailer	First lien senior secured revolving loan ($0.4 par due 2/2019)	10.31% (Libor + 8.00%/M)	1/30/2018	0.4	0.4	(2)(17)
		First lien senior secured revolving loan ($0.9 par due 2/2019)	12.00% (Base Rate + 7.00%/M)	1/30/2018	0.9	0.9	(2)(17)
		First lien senior secured loan ($13.0 par due 3/2020)		8/30/2016	10.4	0.7	(2)(16)

As of June 30, 2018
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Common stock (10,631,940 shares)		8/30/2016	6.1	—	(2)
					17.8	2.0
					33.9	15.1		0.21%
Telecommunications
CHL, LTD.	Repair and service solutions provider for cable, satellite and telecommunications based service providers	Warrant to purchase up to 120,000 shares of Series A common stock (expires 5/2020)		1/3/2017	—	—
		Warrant to purchase up to 280,000 shares of Series B common stock (expires 5/2020)		1/3/2017	—	—
		Warrant to purchase up to 80,000 shares of Series C common stock (expires 5/2020)		1/3/2017	—	—
					—	—
Kore Wireless Group Inc. (21)	Wireless network data provider	First lien senior secured revolving loan	—	2/8/2018	—	—	(2)(19)
LTG Acquisition, Inc.	Designer and manufacturer of display, lighting and passenger communication systems for mass transportation markets	Class A membership units (5,000 units)		1/3/2017	5.1	1.1
Startec Equity, LLC (7)	Communication services	Member interest		4/1/2010	—	—
Telular Corporation (21)	Provider of monitoring solutions enabling data connectivity over both cellular and satellite communication networks	First lien senior secured revolving loan ($3.4 par due 6/2019)	8.25% (Base Rate + 3.25%/Q)	2/8/2018	3.4	3.4	(2)(17)
TowerCo IV Finance LLC (21)	Owner and operator of cellular telecommunications towers	First lien senior secured revolving loan ($0.3 par due 10/2021)	5.85% (Libor + 3.75%/M)	2/8/2018	0.3	0.3	(2)(17)
		First lien senior secured revolving loan ($7.0 par due 10/2021)	5.80% (Libor + 3.75%/M)	2/8/2018	7.0	7.0	(2)(17)
					7.3	7.3
					15.8	11.8		0.16%
Commercial Real Estate Financial
ACAS Real Estate Holdings Corporation (7)	Real estate holding company	Common stock (1,000 shares)		1/3/2017	2.6	2.1
NECCO Realty Investments LLC (7)	Real estate holding company	Membership units (7,450 units)		1/3/2017	—	—
					2.6	2.1		0.03%
Housing and Building Materials
Halex Holdings, Inc. (7)(21)	Manufacturer of flooring installation products	First lien senior secured revolving loan ($1.9 par due 12/2018)		1/24/2017	1.9	—
		Common stock (51,853 shares)		1/3/2017	—	—
					1.9	—
					1.9	—		—%
Total Investments					$11,434.0	$11,526.7		158.56%

Derivative Instruments

Foreign currency forward contracts

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Appreciation / (Depreciation)
Foreign currency forward contract	$4	CAD	5	Bank of Montreal	July 6, 2018	$—
Foreign currency forward contract	$23	CAD	30	Bank of Montreal	July 13, 2018	—
Foreign currency forward contract	$80	CAD	103	Bank of Montreal	August 16, 2018	2
Foreign currency forward contract	$20	CAD	26	Bank of Montreal	September 21, 2018	—
Foreign currency forward contract	$19		€15	Bank of Montreal	July 13, 2018	1
Foreign currency forward contract	$8		€6	Bank of Montreal	August 16, 2018	—
Foreign currency forward contract	$28		€24	Bank of Montreal	September 25, 2018	—
Foreign currency forward contract	$104		£76	Bank of Montreal	August 16, 2018	3
Total, net						$6

Interest rate swap

Description	Payment Terms		Counterparty	Maturity Date	Notional Amount	Value	Upfront Payments/Receipts	Unrealized Appreciation / (Depreciation)
Interest rate swap	Pay Fixed 2.0642%	Receive Floating One-Month LIBOR of 2.06%	Bank of Montreal	January 4, 2021	$395	$6	$—	$6
Total								$6
____________________________________________________

(1)
Other than the Company’s investments listed in footnote 7 below (subject to the limitations set forth therein), the Company does not “Control” any of its portfolio companies, for the purposes of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In general, under the Investment Company Act, the Company would “Control” a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. All of the Company’s portfolio company investments, which as of June 30, 2018 represented 159% of the Company’s net assets or 94% of the Company’s total assets, are subject to legal restrictions on sales.

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

(6)
As defined in the Investment Company Act, the Company is deemed to be an “Affiliated Person” because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the six months ended June 30, 2018 in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to Control) are as follows:

	For the six months ended June 30, 2018									As of June 30, 2018
(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)	Fair Value
Campus Management Acquisition Corp.	$—	$—	$—	$—	$—	$—	$—	$—	$(0.3)	$10.7
Crown Health Care Laundry Services, LLC and Crown Laundry Holdings, LLC	$3.0	$0.1	$—	$1.1	$—	$—	$0.1	$—	$0.4	$31.8
ESCP PPG Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(0.3)	$2.5
Financial Asset Management Systems, Inc. and FAMS Holdings, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ioxus, Inc	$—	$0.5	$—	$0.6	$—	$—	$—	$—	$(0.1)	$10.9
NSI Holdings, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Petroflow Energy Corporation and TexOak Petro Holdings LLC	$—	$2.0	$—	$0.2	$—	$—	$—	$0.2	$(0.5)	$9.8
PIH Corporation and Primrose Holding Corporation	$—	$—	$—	$0.1	$—	$—	$—	$—	$3.3	$23.7
Shock Doctor, Inc. and Shock Doctor Holdings, LLC	$—	$—	$—	$5.7	$—	$—	$0.3	$—	$(1.9)	$84.2
Panda Temple Power, LLC and T1 Power Holdings LLC	$—	$—	$—	$0.3	$—	$—	$—	$—	$0.6	$19.3
Things Remembered, Inc. and TRM Holdco Corp.	$2.8	$1.3	$—	$0.1	$—	$—	$—	$—	$(0.8)	$2.0
UL Holding Co., LLC	$—	$—	$—	$1.7	$—	$—	$—	$—	$(2.2)	$42.0
	$5.8	$3.9	$—	$9.8	$—	$—	$0.4	$0.2	$(1.8)	$236.9

(7)
As defined in the Investment Company Act, the Company is deemed to be both an “Affiliated Person” and “Control” this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the six months ended June 30, 2018 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control are as follows:

	For the six months ended June 30, 2018									As of June 30, 2018
(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)	Fair Value
ACAS Equity Holdings Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$0.1	$0.5
ACAS Real Estate Holdings Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—	$2.1
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc.	$—	$—	$—	$0.4	$—	$—	$—	$—	$(4.3)	$12.1
Alcami Holdings, LLC	$—	$0.5	$—	$18.4	$—	$—	$1.0	$—	$157.1	$607.2
Ares IIIR/IVR CLO Ltd.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Callidus Capital Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—	$1.7
Champion Parent Corporation and Calera XVI, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—	$0.3
Ciena Capital LLC	$—	$—	$—	$0.4	$—	$—	$—	$—	$(0.5)	$31.8
CoLTS 2005-1	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
CoLTS 2005-2	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Columbo Midco Limited, Columbo Bidco Limited and Columbo Topco Limited	$—	$—	$—	$—	$—	$—	$—	$—	$(6.1)	$34.5
CSHM LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Eckler Industries, Inc. and Eckler Purchaser LLC	$—	$—	$—	$—	$—	$—	$—	$(2.0)	$3.3	$18.2
ETG Holdings, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
European Capital UK SME Debt LP	$2.3	$8.8	$—	$—	$—	$0.7	$—	$—	$(0.9)	$34.5
Fashion Holding Luxembourg SCA (Modacin/Camaeiu)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
FPI Holding Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$(2.0)	$—

	For the six months ended June 30, 2018									As of June 30, 2018
(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)	Fair Value
Halex Holdings, Inc.	$0.8	$—	$—	$—	$—	$—	$—	$—	$—	$—
HCI Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—	$0.1
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation	$—	$—	$—	$1.2	$—	$—	$0.3	$—	$3.4	$24.5
Ivy Hill Asset Management, L.P.	$263.0	$63.0	$—	$1.0	$—	$28.0	$—	$—	$5.7	$520.8
LLSC Holdings Corporation (dba Lawrence Merchandising Services)	$—	$17.2	$—	$—	$—	$—	$0.1	$—	$(1.0)	$—
Miles 33 (Finance) Limited	$—	$0.3	$—	$1.5	$—	$—	$—	$0.1	$(5.6)	$13.1
Montgomery Lane, LLC and Montgomery Lane, Ltd.	$—	$—	$—	$—	$—	$—	$—	$—	$(0.6)	$—
MVL Group, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Navisun LLC and Navisun Holdings LLC	$15.7	$—	$—	$0.4	$0.2	$—	$0.1	$—	$—	$19.1
NECCO Holdings, Inc. and New England Confectionery Company, Inc.	$14.0	$14.8	$—	$—	$—	$—	$—	$—	$(5.7)	$4.6
NECCO Realty Investments LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Orion Foods, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—	$0.5
PHL Investors, Inc., and PHL Holding Co.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Rug Doctor, LLC and RD Holdco Inc.	$—	$—	$—	$1.0	$—	$—	$—	$—	$9.5	$37.2
S Toys Holdings LLC (fka The Step2 Company, LLC)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$0.5
Senior Direct Lending Program, LLC	$155.2	$53.3	$—	$38.7	$6.0	$—	$2.0	$—	$—	$589.0
Singer Sewing Company, SVP-Singer Holdings, LLC and SVP-Singer Holdings LP	$70.2	$—	$—	$4.5	$1.3	$—	$4.5	$—	$(6.5)	$229.5
Soil Safe, Inc. and Soil Safe Acquisition Corp.	$—	$2.0	$—	$7.2	$—	$—	$0.2	$—	$2.3	$112.8
Startec Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
The Greeley Company, Inc. and HCP Acquisition Holdings, LLC	$—	$0.1	$—	$—	$—	$—	$—	$—	$—	$—
	$521.2	$160.0	$—	$74.7	$7.5	$28.7	$8.2	$(1.9)	$148.2	$2,294.6
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

(8)
Non-U.S. company or principal place of business outside the U.S. and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. Pursuant to Section 55(a) of the Investment Company Act, 14% of the Company’s total assets are represented by investments at fair value and other assets that are considered “non-qualifying assets” as of June 30, 2018.

(9)
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

(11)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.00% on $69.5 aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(12)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.00% on $38.9 aggregate principal amount of a “first out” tranche of the portfolio company’s first lien senior secured loans, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(13)
The Company sold a participating interest of approximately $9.1 aggregate principal amount of the portfolio company’s second lien senior secured term loan as a “first out” tranche.  As the transaction did not qualify as a “true sale” in accordance with U.S. generally accepted accounting principles, the Company recorded a corresponding $8.8 secured borrowing included in “accounts payable and other liabilities” in the accompanying consolidated balance sheet.

(14)
The Company sold a participating interest of approximately $2.5 aggregate principal amount of the portfolio company’s first lien senior secured term loan. As the transaction did not qualify as a “true sale” in accordance with U.S. generally accepted accounting principles, the Company recorded a corresponding $2.5 secured borrowing included in “accounts payable and other liabilities” in the accompanying consolidated balance sheet.

(15)
The Company is entitled to receive a fixed fee upon the occurrence of certain events as defined in the credit agreement governing the Company’s debt investment in the portfolio company. The fair value of such fee is included in the fair value of the debt investment.

(16)	Loan was on non-accrual status as of June 30, 2018.

(17)	Loan includes interest rate floor feature.

(18)
In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from the SDLP’s loan portfolio, after expenses, which may result in a return to the Company greater than the contractual stated interest rate.

(19)
As of June 30, 2018, no amounts were funded by the Company under this first lien senior secured revolving loan; however, there were letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 to the consolidated financial statements for further information on letters of credit commitments related to certain portfolio companies.

(20)
As of June 30, 2018, in addition to the amounts funded by the Company under this first lien senior secured revolving loan, there were also letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 to the consolidated financial statements for further information on letters of credit commitments related to certain portfolio companies.

(21)
As of June 30, 2018, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 7 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

.

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: drawn commitments	Total undrawn commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted undrawn revolving and delayed draw commitments
1163227 B.C. Ltd	$3.9	$—	$3.9	$—	$—	$3.9
1A Smart Start, LLC	3.5	(1.6)	1.9	—	—	1.9
A.U.L. Corp.	1.2	—	1.2	—	—	1.2
Accommodations Plus Technologies LLC	4.1	—	4.1	—	—	4.1
Accruent, LLC, Accruent Holding, LLC and Athena Parent, Inc.	20.6	—	20.6	—	—	20.6
Achilles Acquisition LLC	7.8	—	7.8	—	—	7.8
ADCS Billings Intermediate Holdings, LLC	5.0	(3.3)	1.7	—	—	1.7
ADF Capital, Inc.	1.3	—	1.3	—	—	1.3
ADG, LLC	13.7	(3.7)	10.0	—	—	10.0
Alcami Holdings, LLC	30.0	(25.6)	4.4	—	—	4.4
American Academy Holdings, LLC	7.0	(0.9)	6.1	—	—	6.1
AMZ Holding Corp.	3.4	—	3.4	—	—	3.4
Avetta, LLC	7.0	—	7.0	—	—	7.0
Bambino CI Inc.	9.6	(2.8)	6.8	—	—	6.8
Cadence Aerospace, LLC	14.3	(0.5)	13.8	—	—	13.8
Capstone Logistics Acquisition, Inc.	2.0	(1.1)	0.9	—	—	0.9
Care Hospice, Inc	2.3	—	2.3	—	—	2.3
CCS Intermediate Holdings, LLC and CCS Group Holdings, LLC	7.5	(6.0)	1.5	—	—	1.5
Chariot Acquisition, LLC	1.0	—	1.0	—	—	1.0
Chesapeake Research Review, LLC	5.8	—	5.8	—	—	5.8
Ciena Capital LLC	20.0	(14.0)	6.0	(6.0)	—	—
Clearwater Analytics, LLC	5.0	(0.3)	4.7	—	—	4.7
Command Alkon Incorporated	3.4	(1.6)	1.8	—	—	1.8
Comprehensive EyeCare Partners, LLC	6.1	—	6.1	—	—	6.1
Corepoint Health, LLC	4.3	—	4.3	—	—	4.3
Cozzini Bros., Inc. and BH-Sharp Holdings LP	24.2	(1.0)	23.2	—	—	23.2
Crown Health Care Laundry Services, LLC and Crown Laundry Holdings, LLC	18.5	(4.9)	13.6	—	—	13.6
CST Buyer Company	4.2	—	4.2	—	—	4.2
D4C Dental Brands, Inc.	5.0	(1.3)	3.7	—	—	3.7
DCA Investment Holding, LLC	5.8	—	5.8	—	—	5.8
DecoPac, Inc.	8.1	(0.8)	7.3	—	—	7.3
DFC Global Facility Borrower II LLC	115.0	(82.7)	32.3	—	—	32.3
DGH Borrower LLC	26.5	—	26.5	—	—	26.5
Dorner Holding Corp.	3.3	(0.2)	3.1	—	—	3.1
Doxim Inc.	5.9	—	5.9	—	—	5.9
DRB Holdings, LLC	9.9	—	9.9	—	—	9.9
DTI Holdco, Inc. and OPE DTI Holdings, Inc.	8.8	(2.2)	6.6	—	—	6.6
Eckler Industries, Inc.	2.0	—	2.0	(2.0)	—	—
Emergency Communications Network, LLC	6.5	—	6.5	—	—	6.5
Emerus Holdings, Inc.	4.5	(1.5)	3.0	—	—	3.0
Empirix Inc.	1.9	(0.1)	1.8	—	—	1.8
EN Engineering, LLC	5.0	—	5.0	—	—	5.0
Entertainment Partners, LLC and Entertainment Partners Canada Inc.	28.0	—	28.0	—	—	28.0
Episerver, Inc.	0.8	—	0.8	—	—	0.8
ExteNet Systems, Inc.	2.0	—	2.0	—	—	2.0
Ferraro Fine Foods Corp.	8.0	(1.6)	6.4	—	—	6.4
FM:Systems Group, LLC	1.5	—	1.5	—	—	1.5
Foundation Risk Partners, Corp.	12.0	—	12.0	—	—	12.0
FPI Holding Corporation	2.6	—	2.6	—	—	2.6
Frontline Technologies Group Holding LLC	8.4	—	8.4	—	—	8.4
FWR Holding Corporation	2.9	(0.7)	2.2	—	—	2.2

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: drawn commitments	Total undrawn commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted undrawn revolving and delayed draw commitments
Garden Fresh Restaurant Corp.	7.5	(2.7)	4.8	—	—	4.8
Gastro Health Holdco, LLC	3.4	—	3.4	—	—	3.4
Gentle Communications, LLC	5.0	—	5.0	—	—	5.0
Global Franchise Group, LLC	1.2	—	1.2	—	—	1.2
GraphPAD Software, LLC	1.1	—	1.1	—	—	1.1
GTCR-Ultra Acquisition, Inc. and GTCR-Ultra Holdings, LLC	2.0	—	2.0	—	—	2.0
HAI Acquisition Corporation	19.0	(4.7)	14.3	—	—	14.3
Halex Holdings, Inc.	2.0	(1.9)	0.1	—	—	0.1
Harvey Tool Company, LLC	38.7	(1.0)	37.7	—	—	37.7
Help/Systems Holdings, Inc.	5.0	(0.2)	4.8	—	—	4.8
Hosting.com, Inc.	1.5	—	1.5	—	—	1.5
Hygiena Borrower LLC	15.1	—	15.1	—	—	15.1
Implementation Management Assistance, LLC	16.6	(1.5)	15.1	—	—	15.1
Infilaw Holding, LLC	6.5	(6.5)	—	—	—	—
Infogix, Inc.	5.3	—	5.3	—	—	5.3
Instituto de Banca y Comercio, Inc.	10.8	(9.9)	0.9	(0.8)	—	0.1
iPipeline, Inc.	4.0	—	4.0	—	—	4.0
JDC Healthcare Management, LLC	11.0	(2.5)	8.5	—	—	8.5
Jim N Nicks Management, LLC	9.7	(2.8)	6.9	—	—	6.9
K2 Pure Solutions Nocal, L.P.	5.0	(1.5)	3.5	—	—	3.5
KBHS Acquisition, LLC (d/b/a Alita Care, LLC)	5.0	(3.3)	1.7	—	—	1.7
Key Surgical LLC	2.8	(0.6)	2.2	—	—	2.2
KHC Holdings, Inc.	6.9	(2.5)	4.4	—	—	4.4
KORE Wireless Group Inc.	2.5	(0.1)	2.4	—	—	2.4
LBP Intermediate Holdings LLC	0.9	(0.3)	0.6	—	—	0.6
Liaison Acquisition, LLC	3.9	—	3.9	—	—	3.9
Lone Wolf Real Estate Technologies Inc.	3.0	—	3.0	—	—	3.0
Magento, Inc.	7.5	(0.2)	7.3	—	—	7.3
Masergy Holdings, Inc.	2.5	—	2.5	—	—	2.5
Massage Envy, LLC	7.5	—	7.5	—	—	7.5
Mavis Tire Express Services Corp.	17.1	—	17.1	—	—	17.1
MB2 Dental Solutions, LLC	3.5	(2.1)	1.4	—	—	1.4
McKenzie Sports Products, LLC	4.5	—	4.5	—	—	4.5
Medplast Holdings, Inc	2.0	(1.8)	0.2	—	—	0.2
Ministry Brands, LLC	10.9	(3.3)	7.6	—	—	7.6
Movati Athletic (Group) Inc.	2.4	—	2.4	—	—	2.4
MSHC, Inc.	30.5	(0.9)	29.6	—	—	29.6
MW Dental holding Corp.	24.9	(3.5)	21.4	—	—	21.4
National Intergovernmental Purchasing Alliance Company	9.0	—	9.0	—	—	9.0
Navisun LLC	28.1	—	28.1	—	—	28.1
NECCO Holdings, Inc.	25.4	(19.9)	5.5	(5.1)	—	0.4
NM GRC HOLDCO, LLC	20.7	—	20.7	—	—	20.7
Nordco Inc.	12.5	—	12.5	—	—	12.5
NSM Sub Holdings Corp.	7.2	(1.3)	5.9	—	—	5.9
Osmose Utilities Services, Inc.	6.0	(1.0)	5.0	—	—	5.0
OTG Management, LLC	12.3	(10.0)	2.3	—	—	2.3
Palermo Finance Corporation	0.2	—	0.2	—	—	0.2
Paper Source, Inc.	2.5	(0.8)	1.7	—	—	1.7
Park Place Technologies, LLC	5.4	—	5.4	—	—	5.4
Pathway Vet Alliance LLC	2.1	—	2.1	—	—	2.1
Payment Alliance International, Inc.	4.2	(2.5)	1.7	—	—	1.7
PDI TA Holdings, Inc.	35.1	—	35.1	—	—	35.1
Pegasus Intermediate Holdings, LLC	5.0	—	5.0	—	—	5.0

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: drawn commitments	Total undrawn commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted undrawn revolving and delayed draw commitments
PIH Corporation and Primrose Holding Corporation	3.3	(1.0)	2.3	—	—	2.3
Plusgrade L.P.	1.5	—	1.5	—	—	1.5
Practice Insight, LLC	2.9	(0.6)	2.3	—	—	2.3
Pyramid Management Advisors, LLC	7.0	(0.6)	6.4	—	—	6.4
QC Supply, LLC	17.9	(9.0)	8.9	—	—	8.9
R1 RCM Inc.	10.0	—	10.0	—	—	10.0
RecoveryDirect Acquisition, L.L.C.	8.0	(2.3)	5.7	—	—	5.7
Restaurant Technologies, Inc.	5.4	(1.7)	3.7	—	—	3.7
Retriever Medical/Dental Payments LLC	3.5	—	3.5	—	—	3.5
RMP Group, Inc.	1.8	—	1.8	—	—	1.8
RuffaloCODY, LLC	7.7	(0.2)	7.5	—	—	7.5
Salter Labs	1.7	(1.0)	0.7	—	—	0.7
Sanders Industries Holdings, Inc.	10.0	—	10.0	—	—	10.0
SCM Insurance Services Inc.	4.1	(1.8)	2.3	—	—	2.3
SCSG EA Acquisition Company, Inc.	4.0	(0.5)	3.5	—	—	3.5
Securelink, Inc	3.0	—	3.0	—	—	3.0
Severin Acquisition, LLC	2.9	(1.8)	1.1	—	—	1.1
SFE Intermediate Holdco LLC	3.8	—	3.8	—	—	3.8
Shift PPC LLC	3.6	—	3.6	—	—	3.6
Singer Sewing Company	90.0	(71.5)	18.5	—	—	18.5
SiroMed Physician Services, Inc.	7.1	—	7.1	—	—	7.1
Siteworx Holdings, LLC	1.5	(1.4)	0.1	—	—	0.1
Soil Safe, Inc. and Soil Safe Acquisition Corp.	10.5	(3.6)	6.9	—	—	6.9
Sonny's Enterprises, LLC	1.8	(0.5)	1.3	—	—	1.3
SpareFoot, LLC	1.4	(0.3)	1.1	—	—	1.1
Sparta Systems, Inc.	6.5	—	6.5	—	—	6.5
Spectra Finance, LLC	24.1	(6.8)	17.3	—	—	17.3
St. Croix Acquisition Corp.	2.0	—	2.0	—	—	2.0
Storm UK Holdco Limited and Storm US Holdco Inc.	1.1	—	1.1	—	—	1.1
Sunk Rock Foundry Partners LP	10.0	(2.6)	7.4	—	—	7.4
Sunshine Sub, LLC	7.7	—	7.7	—	—	7.7
Symmetry Surgical Inc.	3.1	(2.0)	1.1	—	—	1.1
Synergy HomeCare Franchising, LLC	4.2	—	4.2	—	—	4.2
Syntax USA Acquisition Corporation	3.3	(1.2)	2.1	—	—	2.1
TDG Group Holding Company	3.5	—	3.5	—	—	3.5
Teasdale Foods, Inc.	0.8	(0.5)	0.3	—	—	0.3
Telestream Holdings Corporation	2.3	—	2.3	—	—	2.3
Telular Corporation	5.0	(3.4)	1.6	—	—	1.6
The Gordian Group, Inc.	1.1	—	1.1	—	—	1.1
Things Remembered, Inc	2.3	(1.3)	1.0	—	—	1.0
Tidi Products, LLC	2.3	—	2.3	—	—	2.3
Total Community Options, Inc.	4.2	—	4.2	—	—	4.2
Towerco IV Finance, LLC	17.0	(7.3)	9.7	—	—	9.7
TPTM Merger Corp.	4.3	—	4.3	—	—	4.3
U.S. Acute Care Solutions, LLC	1.7	—	1.7	—	—	1.7
Urgent Cares of America Holdings I, LLC	10.0	—	10.0	—	—	10.0
Utility Pipeline, LTD.	3.0	—	3.0	—	—	3.0
Vela Trading Technologies, LLC	3.5	(2.0)	1.5	—	—	1.5
Veson Nautical LLC	2.5	—	2.5	—	—	2.5
Visual Edge Technology, Inc.	4.9	—	4.9	—	—	4.9
VLS Recovery Services, LLC	20.8	(2.4)	18.4	—	—	18.4
VRC Companies, LLC	2.6	(0.6)	2.0	—	—	2.0
WatchFire Enterprises, Inc.	2.0	—	2.0	—	—	2.0
West Dermatology, LLC	10.8	(2.9)	7.9	—	—	7.9

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: drawn commitments	Total undrawn commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted undrawn revolving and delayed draw commitments
WIRB - Copernicus Group, Inc	3.0	—	3.0	—	—	3.0
Woodstream Group, Inc. and Woodstream Corporation	4.7	—	4.7	—	—	4.7
Worldwide Facilities LLC	2.7	—	2.7	—	—	2.7
Wrench Group LLC	2.8	—	2.8	—	—	2.8
WSHP FC Acquisition LLC	11.8	(2.5)	9.3	—	—	9.3
XIFIN, Inc.	4.6	(0.5)	4.1	—	—	4.1
Zemax Software Holdings, LLC	4.1	—	4.1	—	—	4.1
Zywave, Inc.	11.5	(2.4)	9.1	—	—	9.1
	$1,421.7	$(383.9)	$1,037.8	$(13.9)	$—	$1,023.9

(22)	As of June 30, 2018, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

(in millions) Portfolio Company	Total private equity commitments	Less: funded private equity commitments	Total unfunded private equity commitments	Less: private equity commitments substantially at the discretion of the Company	Total net adjusted unfunded private equity commitments
Partnership Capital Growth Investors III, L.P.	$5.0	$(4.9)	$0.1	$—	$0.1
PCG-Ares Sidecar Investment, L.P. and PCG-Ares Sidecar Investment II, L.P.	50.0	(12.2)	37.8	(37.8)	—
Piper Jaffray Merchant Banking Fund I, L.P.	2.0	(1.9)	0.1	—	0.1
European Capital UK SME Debt LP	59.3	(50.7)	8.6	(8.6)	—
	$116.3	$(69.7)	$46.6	$(46.4)	$0.2

(23)
As of June 30, 2018, the Company had commitments to co-invest in the SDLP for its portion of the SDLP’s commitment to fund delayed draw loans of up to $24. See Note 4 to the consolidated financial statements for more information on the SDLP.

(24)
Other than the investments noted by this footnote, the fair value of the Company’s investments is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 8 to the consolidated financial statements for more information regarding the fair value of the Company’s investments.

(25)
As of June 30, 2018, the net estimated unrealized loss for federal tax purposes was $0.7 billion based on a tax cost basis of $12.2 billion. As of June 30, 2018, the estimated aggregate gross unrealized loss for federal income tax purposes was $1.3 billion and the estimated aggregate gross unrealized gain for federal income tax purposes was $0.6 billion.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Healthcare Services
Absolute Dental Management LLC and ADM Equity, LLC	Dental services provider	First lien senior secured loan ($18.8 par due 1/2022)	11.08% (Libor + 9.39%/Q)	1/5/2016	$18.8	$17.6	(2)(17)
		First lien senior secured loan ($5.0 par due 1/2022)	11.08% (Libor + 9.39%/Q)	1/5/2016	5.0	4.7	(4)(17)
		Class A preferred units (4,000,000 units)		1/5/2016	4.0	0.9	(2)
		Class A common units (4,000,000 units)		1/5/2016	—	—	(2)
					27.8	23.2
Acessa Health Inc. (fka HALT Medical, Inc.)	Medical supply provider	Common stock (569,823 shares)		6/22/2017	0.1	—
ADCS Billings Intermediate Holdings, LLC (21)	Dermatology practice	First lien senior secured revolving loan	—	5/18/2016	—	—	(19)
ADG, LLC and RC IV GEDC Investor LLC (21)	Dental services provider	First lien senior secured revolving loan ($1.0 par due 9/2022)	6.14% (Libor + 4.75%/Q)	9/28/2016	1.0	1.0	(2)(17)
		First lien senior secured revolving loan ($1.4 par due 9/2022)	6.24% (Libor + 4.75%/Q)	9/28/2016	1.4	1.3	(2)(17)
		First lien senior secured revolving loan ($8.5 par due 9/2022)	6.32% (Libor + 4.75%/Q)	9/28/2016	8.5	8.3	(2)(17)
		First lien senior secured revolving loan ($0.6 par due 9/2022)	8.25% (Base Rate + 3.75%/Q)	9/28/2016	0.6	0.6	(2)(17)
		Second lien senior secured loan ($87.5 par due 3/2024)	10.57% (Libor + 9.00%/Q)	9/28/2016	87.5	81.4	(2)(17)
		Membership units (3,000,000 units)		9/28/2016	3.0	1.9	(2)
					102.0	94.5
Alcami Holdings, LLC (8)(21)	Outsourced drug development services provider	First lien senior secured revolving loan ($2.0 par due 10/2019)	6.89% (Libor + 5.50%/Q)	1/3/2017	2.0	2.0	(2)(17)
		First lien senior secured revolving loan ($15.9 par due 10/2019)	6.96% (Libor + 5.50%/Q)	1/3/2017	15.9	15.9	(2)(17)
		First lien senior secured revolving loan ($7.7 par due 10/2019)	7.06% (Libor + 5.50%/Q)	1/3/2017	7.7	7.7	(2)(17)
		First lien senior secured loan ($10.0 par due 10/2020)	7.07% (Libor + 5.50%/Q)	1/3/2017	10.0	10.0	(2)(17)
		First lien senior secured loan ($95.7 par due 10/2020)	7.07% (Libor + 5.50%/Q)	1/3/2017	95.7	95.7	(3)(17)
		First lien senior secured loan ($0.2 par due 10/2020)	11.00% (Base Rate + 6.50%/Q)	1/3/2017	0.2	0.2	(3)(17)
		Senior subordinated loan ($30.0 par due 10/2020)	11.75%	1/3/2017	30.0	30.0	(2)
		Senior subordinated loan ($30.0 par due 10/2020)	12.00%	1/3/2017	30.0	30.0	(2)
		Senior subordinated loan ($25.0 par due 10/2020)	12.25%	1/3/2017	25.0	25.0	(2)
		Senior subordinated loan ($36.1 par due 10/2020)	14.75% PIK	1/3/2017	36.1	36.1	(2)
		Senior subordinated loan ($36.6 par due 10/2020)	15.25% PIK	1/3/2017	22.8	36.6	(2)
		Series R preferred membership units (30,000 units)		1/3/2017	—	54.1
		Series R-2 preferred membership units (54,936 units)		1/3/2017	—	99.0
					275.4	442.3
Alegeus Technologies Holdings Corp.	Benefits administration and transaction processing provider	Preferred stock (2,997 shares)		12/13/2013	3.1	2.8
		Common stock (3 shares)		12/13/2013	—	—
					3.1	2.8
Alteon Health, LLC	Provider of physician management services	First lien senior secured loan ($3.5 par due 9/2022)	7.00% (Libor + 5.50%/Q)	5/15/2017	3.5	3.3	(2)(17)

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
American Academy Holdings, LLC (21)	Provider of education, training, certification, networking, and consulting services to medical coders and other healthcare professionals	First lien senior secured revolving loan ($0.9 par due 12/2022)	9.75% (Base Rate + 5.25%/Q)	12/15/2017	0.9	0.9	(2)(17)
		First lien senior secured loan ($0.5 par due 12/2022)	7.84% (Libor + 6.25%/Q)	12/15/2017	0.5	0.5	(2)(17)
		First lien senior secured loan ($199.8 par due 12/2022)	8.01% (Libor + 6.25%/Q)	12/15/2017	199.8	197.8	(2)(17)
		Senior subordinated loan ($75.0 par due 6/2023)	15.76% (Libor + 14.00%/Q)	12/15/2017	75.0	73.5	(2)(17)
					276.2	272.7
Argon Medical Devices, Inc.	Manufacturer and marketer of single-use specialty medical devices	Second lien senior secured loan ($9.0 par due 6/2022)	11.07% (Libor + 9.50%/Q)	12/23/2015	8.8	9.0	(2)(17)
AwarePoint Corporation	Healthcare technology platform developer	First lien senior secured loan ($8.1 par due 12/2019)	13.98% (Libor + 12.50%/M)	9/5/2014	8.0	6.5	(2)(15)(17)
		Warrant to purchase up to 3,213,367 shares of Series 1 preferred stock (expires 9/2024)		11/14/2014	—	0.4	(2)
					8.0	6.9
Bambino CI Inc. (21)	Manufacturer and provider of single-use obstetrics products	First lien senior secured revolving loan ($1.1 par due 10/2022)	7.49% (Libor + 6.00%/Q)	10/17/2017	1.1	1.1	(2)(17)
		First lien senior secured loan ($43.7 par due 10/2023)	7.49% (Libor + 6.00%/Q)	10/17/2017	43.7	43.3	(2)(17)
					44.8	44.4
CCS Intermediate Holdings, LLC and CCS Group Holdings, LLC (21)	Correctional facility healthcare operator	First lien senior secured revolving loan ($4.5 par due 7/2019)	5.69% (Libor + 4.00%/Q)	7/23/2014	4.5	4.1	(2)(17)(20)
		First lien senior secured loan ($6.5 par due 7/2021)	5.69% (Libor + 4.00%/Q)	7/23/2014	6.5	5.9	(2)(17)
		Second lien senior secured loan ($135.0 par due 7/2022)	9.86% (Libor + 8.38%/Q)	7/23/2014	134.2	112.0	(2)(17)
		Class A units (1,000,000 units)		8/19/2010	—	0.9	(2)
					145.2	122.9
Correctional Medical Group Companies, Inc.	Correctional facility healthcare operator	First lien senior secured loan ($48.8 par due 9/2021)	9.62% (Libor + 8.62%/Q)	9/29/2015	48.8	48.8	(3)(17)
		First lien senior secured loan ($3.1 par due 9/2021)	9.62% (Libor + 8.62%/Q)	9/29/2015	3.1	3.1	(2)(17)
					51.9	51.9
CSHM LLC (8)	Dental services provider	Class A membership units (1,979 units)		1/3/2017	—	—
D4C Dental Brands HoldCo, Inc. and Bambino Group Holdings, LLC (21)	Dental services provider	Class A preferred units (1,000,000 units)		12/21/2016	1.0	1.1	(2)
DCA Investment Holding, LLC (21)	Multi-branded dental practice management	First lien senior secured revolving loan	—	7/2/2015	—	—	(19)
		First lien senior secured loan ($18.7 par due 7/2021)	6.94% (Libor + 5.25%/Q)	7/2/2015	18.6	18.4	(4)(17)
					18.6	18.4
Drayer Physical Therapy Institute LLC	Outpatient physical therapy provider	First lien senior secured loan ($12.3 par due 7/2018)	10.50% (Base Rate + 6.00%/Q)	7/26/2017	12.3	12.3	(2)(17)
		First lien senior secured loan ($114.6 par due 7/2018)	10.50% (Base Rate + 6.00%/Q)	7/26/2017	114.6	114.6	(2)(17)
					126.9	126.9
Emerus Holdings, Inc. (21)	Freestanding 24-hour emergency care micro-hospitals operator	First lien senior secured revolving loan ($0.3 par due 9/2020)	8.00% (Base Rate + 3.50%/Q)	3/14/2017	0.3	0.3	(2)(17)
		First lien senior secured loan ($2.3 par due 9/2021)	6.07% (Libor + 4.50%/Q)	3/14/2017	2.0	2.1	(2)(17)
					2.3	2.4

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
GHX Ultimate Parent Corporation, Commerce Parent, Inc. and Commerce Topco, LLC	On-demand supply chain automation solutions provider to the healthcare industry	Second lien senior secured loan ($103.7 par due 6/2025)	9.69% (Libor + 8.00%/Q)	6/30/2017	102.8	103.7	(2)(17)
		Series A perpetual preferred stock (110,425 shares)	12.44% PIK (Libor + 10.75%/Q)	6/30/2017	117.4	117.4	(2)(17)
		Class A units (14,013,303 units)		6/30/2017	14.0	16.9	(2)
					234.2	238.0
Greenphire, Inc. and RMCF III CIV XXIX, L.P	Software provider for clinical trial management	Limited partnership interest (99.90% interest)		12/19/2014	1.0	2.4	(2)
Heartland Dental, LLC	Detanl services provider	Second lien senior secured loan ($27.8 par due 7/2024)	9.75% (Libor + 8.50%/Q)	7/31/2017	27.4	27.8	(2)(17)
Hygiena Borrower LLC (21)	Adenosine triphosphate testing technology provider	Second lien senior secured loan ($10.0 par due 8/2023)	10.69% (Libor + 9.00%/Q)	8/26/2016	10.0	10.0	(2)(17)
		Second lien senior secured loan ($10.7 par due 8/2023)	10.69% (Libor + 9.00%/Q)	2/27/2017	10.7	10.7	(2)(17)
					20.7	20.7
Intermedix Corporation	Revenue cycle management provider to the emergency healthcare industry	First lien senior secured loan ($72.3 par due 12/2019)	6.16% (Libor + 4.75%/Q)	7/26/2017	72.3	70.8	(2)(17)
		First lien senior secured loan ($35.2 par due 12/2019)	6.16% (Libor + 4.75%/Q)	7/26/2017	35.2	34.5	(3)(17)
		First lien senior secured loan ($9.3 par due 12/2019)	6.16% (Libor + 4.75%/Q)	7/26/2017	9.3	9.1	(4)(17)
		First lien senior secured loan ($80.8 par due 12/2019)	6.35% (Libor + 4.75%/Q)	7/26/2017	80.8	79.2	(2)(17)
		First lien senior secured loan ($39.3 par due 12/2019)	6.35% (Libor + 4.75%/Q)	7/26/2017	39.3	38.5	(3)(17)
		First lien senior secured loan ($10.4 par due 12/2019)	6.35% (Libor + 4.75%/Q)	7/26/2017	10.4	10.2	(4)(17)
		Second lien senior secured loan ($112.0 par due 6/2020)	9.94% (Libor + 8.25%/Q)	12/27/2012	112.0	107.5	(2)(17)
					359.3	349.8
JDC Healthcare Management, LLC (21)	Dental services provider	First lien senior secured revolving loan ($1.5 par due 4/2022)	7.82% (Libor + 6.25%/Q)	4/10/2017	1.5	1.5	(2)(17)
		First lien senior secured loan ($9.9 par due 4/2023)	7.82% (Libor + 6.25%/Q)	4/10/2017	9.9	9.7	(2)(17)
		First lien senior secured loan ($19.9 par due 4/2023)	7.82% (Libor + 6.25%/Q)	4/10/2017	19.9	19.5	(4)(17)
					31.3	30.7
KBHS Acquisition, LLC (d/b/a Alita Care, LLC) (21)	Provider of behavioral health services	First lien senior secured revolving loan ($0.2 par due 3/2022)	6.43% (Libor + 5.00%/Q)	3/17/2017	0.2	0.2	(2)(17)
		First lien senior secured revolving loan ($0.1 par due 3/2022)	6.46% (Libor + 5.00%/Q)	3/17/2017	0.1	0.1	(2)(17)
		First lien senior secured revolving loan ($0.2 par due 3/2022)	6.50% (Libor + 5.00%/Q)	3/17/2017	0.2	0.2	(2)(17)
		First lien senior secured revolving loan ($0.2 par due 3/2022)	6.56% (Libor + 5.00%/Q)	3/17/2017	0.2	0.2	(2)(17)
		First lien senior secured revolving loan ($0.8 par due 3/2022)	6.57% (Libor + 5.00%/Q)	3/17/2017	0.8	0.8	(2)(17)
		First lien senior secured revolving loan ($0.3 par due 3/2022)	8.50% (Base Rate + 4.00%/Q)	3/17/2017	0.3	0.3	(2)(17)
					1.8	1.8
Key Surgical LLC (21)	Provider of sterile processing, operating room and instrument care supplies for hospitals	First lien senior secured revolving loan ($0.9 par due 6/2022)	6.35% (Libor + 4.75%/Q)	6/1/2017	0.9	0.9	(2)(17)

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($18.0 par due 6/2023)	5.75% (EURIBOR + 4.75%/Q)	6/1/2017	16.9	18.0	(2)(17)
		First lien senior secured loan ($4.4 par due 6/2023)	6.23% (Libor + 4.75%/Q)	6/1/2017	4.3	4.4	(4)(17)
					22.1	23.3
MB2 Dental Solutions, LLC (21)	Dental services provider	First lien senior secured revolving loan ($1.3 par due 9/2023)	8.25% (Base Rate + 3.75%/Q)	9/29/2017	1.3	1.3	(2)(17)
		First lien senior secured loan ($4.7 par due 9/2023)	6.44% (Libor + 4.75%/Q)	9/29/2017	4.7	4.7	(2)(17)
					6.0	6.0
MCH Holdings, Inc. and MC Acquisition Holdings I, LLC	Healthcare professional provider	First lien senior secured loan ($65.3 par due 1/2020)	6.96% (Libor + 5.50%/Q)	7/26/2017	65.3	64.6	(2)(17)
		First lien senior secured loan ($79.0 par due 1/2020)	7.07% (Libor + 5.50%/Q)	7/26/2017	79.0	78.3	(2)(17)
		First lien senior secured loan ($9.0 par due 1/2020)	6.96% (Libor + 5.50%/Q)	7/26/2017	9.0	9.0	(4)(17)
		First lien senior secured loan ($11.0 par due 1/2020)	7.07% (Libor + 5.50%/Q)	7/26/2017	11.0	10.8	(4)(17)
		Class A units (1,438,643 shares)		1/17/2014	1.5	1.0	(2)
					165.8	163.7
MW Dental Holding Corp. (21)	Dental services provider	First lien senior secured revolving loan ($9.7 par due 4/2018)	9.19% (Libor + 7.50%/Q)	4/12/2011	9.7	9.7	(2)(17)
		First lien senior secured loan ($44.4 par due 4/2018)	9.19% (Libor + 7.50%/Q)	4/12/2011	44.4	44.4	(2)(17)
		First lien senior secured loan ($46.8 par due 4/2018)	9.19% (Libor + 7.50%/Q)	4/12/2011	46.8	46.8	(3)(17)
		First lien senior secured loan ($19.3 par due 4/2018)	9.19% (Libor + 7.50%/Q)	4/12/2011	19.3	19.3	(4)(17)
					120.2	120.2
My Health Direct, Inc.	Healthcare scheduling exchange software solution provider	Warrant to purchase up to 4,548 shares of Series D preferred stock (expires 9/2024)		9/18/2014	—	—	(2)
New Trident Holdcorp, Inc. and Trident Holding Company, LLC	Outsourced mobile diagnostic healthcare service provider	First lien senior secured loan ($19.9 par due 7/2019)	7.44% (Libor + 5.75%/Q)	8/1/2013	15.9	16.0	(2)(17)
		Second lien senior secured loan ($80.0 par due 7/2020)	—	8/1/2013	79.3	44.2	(2)(14)(16)
		Senior subordinated loan ($8.9 par due 7/2020)	—	11/29/2017	8.8	—	(2)(16)
					104.0	60.2
NMSC Holdings, Inc. and ASP NAPA Holdings, LLC	Anesthesia management services provider	Second lien senior secured loan ($72.8 par due 10/2023)	11.69% (Libor + 10.00%/Q)	4/19/2016	72.8	67.0	(2)(17)
		Class A units (25,277 units)		4/19/2016	2.5	1.3	(2)
					75.3	68.3
Nodality, Inc.	Biotechnology company	First lien senior secured loan ($2.3 par due 8/2016)	—	11/12/2015	2.1	—	(2)(16)
		First lien senior secured loan ($10.9 par due 8/2016)	—	4/25/2014	9.7	—	(2)(16)
		Warrant to purchase up to 3,736,255 shares of common stock (expires 3/2026)		5/1/2016	—	—	(2)
					11.8	—
nThrive, Inc. (fka Precyse Acquisition Corp.)	Provider of healthcare information management technology and services	Second lien senior secured loan ($10.0 par due 4/2023)	11.32% (Libor + 9.75%/Q)	4/20/2016	9.7	10.0	(2)(17)
OmniSYS Acquisition Corporation, OmniSYS, LLC, and OSYS Holdings, LLC (21)	Provider of technology-enabled solutions to pharmacies	First lien senior secured loan ($5.9 par due 11/2018)	9.19% (Libor + 7.50%/Q)	11/21/2013	5.9	5.9	(4)(17)
		Limited liability company membership interest (1.57%)		11/21/2013	1.0	0.8	(2)
					6.9	6.7

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Pathway Partners Vet Management Company LLC (21)	Owner and operator of veterinary hospitals	First lien senior secured loan ($0.3 par due 10/2024)	6.07% (Libor + 4.50%/Q)	10/4/2017	0.3	0.3	(2)(17)
		First lien senior secured loan ($6.0 par due 10/2024)	6.07% (Libor + 4.50%/Q)	10/4/2017	6.0	6.0	(2)(17)
					6.3	6.3
Patterson Medical Supply, Inc.	Distributor of rehabilitation supplies and equipment	Second lien senior secured loan ($78.0 par due 8/2023)	9.98% (Libor + 8.50%/Q)	9/2/2015	76.4	72.5	(2)(17)
PhyMED Management LLC	Provider of anesthesia services	Second lien senior secured loan ($47.2 par due 5/2021)	10.21% (Libor + 8.75%/Q)	12/18/2015	46.8	45.3	(2)(17)
Practice Insight, LLC (21)	Revenue cycle management provider to the emergency healthcare industry	First lien senior secured revolving loan ($0.6 par due 8/2022)	8.50% (Base Rate + 4.00%/Q)	8/23/2017	0.6	0.6	(2)(17)
		First lien senior secured loan ($12.7 par due 8/2022)	6.48% (Libor + 5.00%/Q)	8/23/2017	12.7	12.7	(2)(17)
					13.3	13.3
Respicardia, Inc.	Developer of implantable therapies to improve cardiovascular health	Warrant to purchase up to 99,094 shares of Series C preferred stock (expires 6/2022)		6/28/2012	—	—	(2)
Sarnova HC, LLC, Tri-Anim Health Services, Inc., and BEMS Holdings, LLC	Distributor of emergency medical service and respiratory products	Second lien senior secured loan ($54.0 par due 7/2022)	11.07% (Libor + 9.50%/Q)	1/29/2016	54.0	54.0	(2)(17)
TerSera Therapeutics LLC	Acquirer and developer of specialty therapeutic pharmaceutical products	First lien senior secured loan ($5.3 par due 3/2023)	6.94% (Libor + 5.25%/Q)	5/3/2017	5.2	5.3	(4)(17)
Transaction Data Systems, Inc.	Pharmacy management software provider	Second lien senior secured loan ($35.3 par due 6/2022)	10.35% (Libor + 9.00%/Q)	6/15/2015	35.3	35.3	(2)(17)
		Second lien senior secured loan ($3.8 par due 6/2022)	10.35% (Libor + 9.00%/Q)	12/19/2017	3.8	3.8	(2)(17)
					39.1	39.1
U.S. Anesthesia Partners, Inc.	Anesthesiology service provider	Second lien senior secured loan ($71.8 par due 6/2025)	8.82% (Libor + 7.25%/Q)	6/16/2017	70.8	71.8	(2)(17)
Urgent Cares of America Holdings I, LLC and FastMed Holdings I, LLC (21)	Operator of urgent care clinics	Preferred units (7,696,613 units)		6/11/2015	7.7	0.5
		Series A common units (2,000,000 units)		6/11/2015	2.0	—
		Series C common units (5,288,427 units)		6/11/2015	—	—
					9.7	0.5
VistaPharm, Inc. and Vertice Pharma UK Parent Limited (21)	Manufacturer and distributor of generic pharmaceutical products	First lien senior secured loan ($7.8 par due 12/2021)	7.86% (Libor + 6.00%/Q)	11/6/2017	7.8	7.7	(2)(17)
		Preferred shares (40,662 shares)		12/21/2015	0.3	0.5	(9)
					8.1	8.2
					2,622.8	2,668.6		37.60%
Business Services
Accruent, LLC, Accruent Holding, LLC and Athena Parent, Inc. (21)	Real estate and facilities management software provider	First lien senior secured revolving loan ($0.7 par due 7/2023)	6.36% (Libor + 4.75%/Q)	7/28/2017	0.7	0.7	(2)(17)
		Second lien senior secured loan ($13.2 par due 7/2024)	10.13% (Libor + 8.75%/Q)	7/28/2017	13.2	13.2	(2)(17)
		Second lien senior secured loan ($0.5 par due 7/2024)	10.36% (Libor + 8.75%/Q)	7/28/2017	0.5	0.5	(2)(17)
		Second lien senior secured loan ($2.6 par due 7/2024)	10.16% (Libor + 8.75%/Q)	7/28/2017	2.6	2.6	(2)(17)
		Second lien senior secured loan ($58.4 par due 7/2024)	10.13% (Libor + 8.75%/Q)	7/28/2017	58.4	58.4	(2)(17)
		Senior subordinated loan ($21.2 par due 7/2025)	11.50% PIK	7/28/2017	21.2	20.4	(2)
		Senior subordinated loan ($75.7 par due 7/2025)	11.50% PIK	7/28/2017	75.7	72.8	(2)
		Common stock (3,464 shares)		5/16/2016	3.6	2.7	(2)

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Warrant to purchase up to 11,380 shares of common stock (expires 7/2037)		7/28/2017	—	3.3	(2)
					175.9	174.6
Achilles Acquisition LLC (21)	Benefits broker and outsourced workflow automation platform provider for brokers	First lien senior secured loan ($3.0 par due 6/2023)	7.69% (Libor + 6.00%/Q)	6/6/2017	3.0	3.0	(2)(17)
		First lien senior secured loan ($10.2 par due 6/2023)	7.69% (Libor + 6.00%/Q)	6/6/2017	10.2	10.2	(4)(17)
					13.2	13.2
Acrisure, LLC, Acrisure Investors FO, LLC and Acrisure Investors SO, LLC	Retail insurance advisor and brokerage	Membership interests (10,793,504 units)		11/18/2016	10.8	10.8	(2)
		Membership interests (2,698,376 units)		11/18/2016	2.7	2.7	(2)
					13.5	13.5
BeyondTrust Software, Inc.	Management software solutions provider	First lien senior secured loan ($46.2 par due 11/2023)	7.89% (Libor + 6.25%/Q)	11/21/2017	45.5	45.7	(3)(17)
Brandtone Holdings Limited (9)	Mobile communications and marketing services provider	First lien senior secured loan ($4.7 par due 11/2018)	—	5/11/2015	4.5	—	(2)(16)
		First lien senior secured loan ($3.1 par due 2/2019)	—	5/11/2015	2.9	—	(2)(16)
		Warrant to purchase up to 184,003 units of convertible preferred shares (expires 8/2026)		5/11/2015	—	—	(2)
					7.4	—
CallMiner, Inc.	Provider of cloud-based conversational analytics solutions	Warrant to purchase up to 2,350,636 shares of Series 1 preferred stock (expires 7/2024)		7/23/2014	—	—	(2)
Chesapeake Research Review, LLC and Schulman Associates Institutional Review Board, Inc. (21)	Provider of central institutional review boards over clinical trials	First lien senior secured revolving loan ($0.6 par due 11/2023)	7.14% (Libor + 5.75%/Q)	11/7/2017	0.6	0.6	(2)(17)
		First lien senior secured loan ($30.8 par due 11/2023)	7.14% (Libor + 5.75%/Q)	11/7/2017	30.8	30.5	(2)(17)
					31.4	31.1
Clearwater Analytics, LLC (21)	Provider of integrated cloud-based investment portfolio management, accounting, reporting and analytics software	First lien senior secured revolving loan ($0.4 par due 9/2022)	9.00% (Libor + 7.50%/Q)	9/1/2016	0.4	0.4	(2)(17)
CMW Parent LLC (fka Black Arrow, Inc.)	Multiplatform media firm	Series A units (32 units)		9/11/2015	—	—	(2)
Columbo Midco Limited, Columbo Bidco Limited and Columbo Topco Limited (8)(9)	Compliance, accounting and tax consulting services provider	Preferred stock (34,028,135 shares)		1/3/2017	2.3	9.9
		Preferred stock (17,653,253 shares)		1/3/2017	21.6	26.0
		Preferred stock (3,232,666 shares)		1/3/2017	4.0	4.7
					27.9	40.6
Command Alkon Incorporated (21)	Software solutions provider to the ready-mix concrete industry	First lien senior secured revolving loan ($1.5 par due 9/2022)	8.50% (Base Rate + 4.00%/Q)	9/1/2017	1.5	1.5	(2)(17)(20)
		First lien senior secured loan ($25.6 par due 9/2023)	6.48% (Libor + 5.00%/Q)	9/1/2017	25.6	25.3	(2)(17)
		Second lien senior secured loan ($33.8 par due 3/2024)	10.48% (Libor + 9.00%/Q)	9/1/2017	33.8	33.4	(2)(17)
					60.9	60.2
Compusearch Software Systems, Inc.	Provider of enterprise software and services for organizations in the public sector	Second lien senior secured loan ($51.0 par due 11/2021)	10.16% (Libor + 8.75%/Q)	1/3/2017	51.0	51.0	(2)(17)
Compuware Parent, LLC	Web and mobile cloud performance testing and monitoring services provider	Class A-1 common stock (4,132 units)		12/15/2014	2.2	2.2	(2)

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Class B-1 common stock (4,132 units)		12/15/2014	0.4	0.4	(2)
		Class C-1 common stock (4,132 units)		12/15/2014	0.3	0.3	(2)
		Class A-2 common stock (4,132 units)		12/15/2014	—	—	(2)
		Class B-2 common stock (4,132 units)		12/15/2014	—	—	(2)
		Class C-2 common stock (4,132 units)		12/15/2014	—	—	(2)
					2.9	2.9
Convergint Technologies LLC	Integrated services provider for security, fire and life safety	Second lien senior secured loan ($25.0 par due 12/2020)	10.27% (Libor + 8.50%/Q)	12/18/2017	25.0	25.0	(2)(17)
		Second lien senior secured loan ($3.0 par due 12/2020)	10.12% (Libor + 8.50%/Q)	1/3/2017	3.0	3.0	(2)(17)
		Second lien senior secured loan ($6.0 par due 12/2020)	9.98% (Libor + 8.50%/Q)	1/3/2017	6.0	6.0	(2)(17)
		Second lien senior secured loan ($14.0 par due 12/2020)	10.00% (Libor + 8.50%/Q)	1/3/2017	14.0	14.0	(2)(17)
		Second lien senior secured loan ($8.0 par due 12/2020)	10.27% (Libor + 8.50%/Q)	1/3/2017	8.0	8.0	(2)(17)
		Second lien senior secured loan ($8.0 par due 12/2020)	9.45% (Libor + 8.00%/Q)	1/3/2017	8.0	8.0	(2)(17)
		Second lien senior secured loan ($11.0 par due 12/2020)	9.50% (Libor + 8.00%/Q)	1/3/2017	11.0	11.0	(2)(17)
		Second lien senior secured loan ($75.0 par due 12/2020)	9.61% (Libor + 8.00%/Q)	1/3/2017	75.0	75.0	(2)(17)
					150.0	150.0
Directworks, Inc. and Co-Exprise Holdings, Inc.	Provider of cloud-based software solutions for direct materials sourcing and supplier management for manufacturers	First lien senior secured loan ($1.8 par due 4/2018)	—	12/19/2014	1.3	0.2	(2)(16)
		Warrant to purchase up to 1,875,000 shares of Series 1 preferred stock (expires 12/2024)		12/19/2014	—	—	(2)
					1.3	0.2
DRB Holdings, LLC (21)	Provider of integrated technology solutions to car wash operators	First lien senior secured loan ($36.7 par due 10/2023)	7.10% (Libor + 5.75%/Q)	10/6/2017	36.7	36.3	(2)(17)
DTI Holdco, Inc. and OPE DTI Holdings, Inc. (21)	Provider of legal process outsourcing and managed services	First lien senior secured loan ($4.1 par due 10/2023)	6.63% (Libor + 5.25%/Q)	9/23/2016	4.1	4.1	(4)(17)
		Class A common stock (7,500 shares)		8/19/2014	7.5	6.9	(2)
		Class B common stock (7,500 shares)		8/19/2014	—	—	(2)
					11.6	11.0
Emergency Communications Network, LLC (21)	Provider of mission critical emergency mass notification solutions	First lien senior secured loan ($37.9 par due 6/2023)	7.82% (Libor + 6.25%/Q)	6/1/2017	37.7	37.5	(2)(17)
		First lien senior secured loan ($19.9 par due 6/2023)	7.82% (Libor + 6.25%/Q)	6/1/2017	19.8	19.8	(4)(17)
					57.5	57.3
EN Engineering, L.L.C. (21)	National utility services firm providing engineering and consulting services to natural gas, electric power and other energy and industrial end markets	First lien senior secured revolving loan	—	6/30/2015	—	—	(19)
Entertainment Partners, LLC and Entertainment Partners Canada Inc. (21)	Provider of entertainment workforce and production management solutions	First lien senior secured loan ($7.9 par due 5/2022)	6.85% (Libor + 5.50%/Q)	5/8/2017	7.3	7.9	(2)(9)(17)

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($4.2 par due 5/2023)	7.15% (Libor + 5.75%/Q)	5/8/2017	4.2	4.1	(2)(17)
		First lien senior secured loan ($26.1 par due 5/2023)	7.15% (Libor + 5.75%/Q)	5/8/2017	26.1	25.8	(3)(17)
		First lien senior secured loan ($3.6 par due 5/2023)	7.44% (Libor + 5.75%/Q)	5/8/2017	3.6	3.6	(2)(17)
		First lien senior secured loan ($22.5 par due 5/2023)	7.44% (Libor + 5.75%/Q)	5/8/2017	22.5	22.2	(3)(17)
		First lien senior secured loan ($4.2 par due 5/2023)	7.34% (Libor + 5.75%/Q)	5/8/2017	4.2	4.1	(2)(17)
		First lien senior secured loan ($26.1 par due 5/2023)	7.34% (Libor + 5.75%/Q)	5/8/2017	26.1	25.8	(3)(17)
					94.0	93.5
First Insight, Inc.	Software company providing merchandising and pricing solutions to companies worldwide	Warrant to purchase up to 122,827 units of Series C preferred stock (expires 3/2024)		3/20/2014	—	—	(2)
Flexera Software LLC	Provider of software and software applications that manages application usage, compliance and security risk	Second lien senior secured loan ($5.0 par due 4/2021)	8.57% (Libor + 7.00%/Q)	1/3/2017	4.8	5.0	(2)(17)
Foundation Risk Partners, Corp. (21)	Full service independent insurance agency	First lien senior secured loan ($23.5 par due 11/2023)	6.16% (Libor + 4.75%/Q)	11/10/2017	23.5	23.3	(3)(17)
		Second lien senior secured loan ($27.5 par due 11/2024)	9.91% (Libor + 8.50%/Q)	11/10/2017	27.5	27.2	(2)(17)
					51.0	50.5
Graphpad Software, LLC (21)	Provider of data analysis, statistics, and visualization software solutions for scientific research applications	First lien senior secured revolving loan ($0.6 par due 12/2023)	7.66% (Libor + 6.00%/Q)	12/21/2017	0.6	0.6	(2)(17)
		First lien senior secured loan ($8.8 par due 12/2023)	7.66% (Libor + 6.00%/Q)	12/21/2017	8.8	8.7	(2)(17)
					9.4	9.3
GTCR-Ultra Acquisition, Inc. and GTCR-Ultra Holdings, LLC (21)	Provider of payment processing and merchant acquiring solutions	First lien senior secured loan ($8.9 par due 8/2024)	7.37% (Libor + 6.00%/Q)	8/1/2017	8.9	8.9	(4)(17)
		Class A-2 units (911 units)		8/1/2017	0.9	1.0	(2)
		Class B units (2,878,372 units)		8/1/2017	—	—	(2)
					9.8	9.9
HAI Acquisition Corporation and Aloha Topco, LLC (21)	Professional employer organization provider of human resources, compliance and risk management services	First lien senior secured revolving loan ($4.7 par due 11/2023)	7.38% (Libor + 6.00%/Q)	11/1/2017	4.7	4.7	(2)(17)
		First lien senior secured loan ($81.4 par due 11/2024)	9.50% (Base Rate + 5.00%/Q)	11/1/2017	81.4	80.6	(2)(17)
		Class A units (16,980 units)		11/1/2017	1.7	1.7	(2)
					87.8	87.0
IfByPhone Inc.	Voice-based marketing automation software provider	Warrant to purchase up to 124,300 shares of Series C preferred stock (expires 10/2022)		10/15/2012	0.1	0.1	(2)
Implementation Management Assistance, LLC (21)	Revenue cycle consulting firm to the healthcare industry	First lien senior secured loan ($8.0 par due 12/2023)	5.46% (Libor + 4.00%/Q)	12/13/2017	8.0	7.9	(2)(17)
Infogix, Inc. and Infogix Parent Corporation	Enterprise data analytics and integrity software solutions provider	First lien senior secured loan ($51.6 par due 12/2021)	8.44% (Libor + 6.75%/Q)	1/3/2017	51.6	51.6	(2)(12)(17)
		First lien senior secured loan ($34.9 par due 12/2021)	8.44% (Libor + 6.75%/Q)	1/3/2017	34.9	34.9	(3)(12)(17)
		Series A preferred stock (2,475 shares)		1/3/2017	2.5	2.9
		Common stock (1,297,768 shares)		1/3/2017	—	0.3

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					89.0	89.7
Inmar, Inc.	Technology-driven solutions provider for retailers, wholesalers and manufacturers	Second lien senior secured loan ($28.3 par due 5/2025)	9.42% (Libor + 8.00%/Q)	4/25/2017	27.9	28.3	(2)(17)
InterVision Systems, LLC and InterVision Holdings, LLC	Provider of cloud based IT solutions, infrastructure and services	First lien senior secured loan ($24.7 par due 5/2022)	9.79% (Libor + 7.95%/Q)	5/31/2017	24.7	24.7	(2)(17)
		First lien senior secured loan ($10.0 par due 5/2022)	9.79% (Libor + 7.95%/Q)	5/31/2017	10.0	10.0	(4)(17)
		Class A membership units (1,000 units)		5/31/2017	1.0	1.4
					35.7	36.1
iParadigms Holdings, LLC	Anti-plagiarism software provider to the education market	Second lien senior secured loan ($37.5 par due 7/2022)	8.94% (Libor + 7.25%/Q)	1/3/2017	36.8	36.7	(2)(17)
iPipeline, Inc., Internet Pipeline, Inc., iPipeline Limited and iPipeline Holdings, Inc. (21)	Provider of SaaS-based software solutions to the insurance and financial services industry	First lien senior secured loan ($7.5 par due 8/2022)	7.74% (Libor + 6.25%/Q)	6/15/2017	7.4	7.5	(2)(17)
		First lien senior secured loan ($9.1 par due 8/2022)	7.74% (Libor + 6.25%/Q)	9/15/2017	9.1	9.1	(2)(17)
		First lien senior secured loan ($46.4 par due 8/2022)	8.60% (Libor + 7.25%/Q)	8/4/2015	46.4	46.4	(3)(17)
		First lien senior secured loan ($14.7 par due 8/2022)	8.60% (Libor + 7.25%/Q)	8/4/2015	14.7	14.7	(4)(17)
		First lien senior secured loan ($12.2 par due 8/2022)	8.07% (Libor + 6.50%/Q)	12/18/2017	12.0	12.2	(2)(9)(17)
		Preferred stock (1,100 shares)		8/4/2015	1.1	3.5	(2)
		Common stock (668,781 shares)		8/4/2015	—	—	(2)
					90.7	93.4
IQMS	Provider of enterprise resource planning and manufacturing execution software for small and midsized manufacturers	First lien senior secured loan ($4.0 par due 3/2022)	9.82% (Libor + 8.25%/Q)	3/28/2017	4.0	4.0	(2)(17)
		First lien senior secured loan ($18.8 par due 3/2022)	9.82% (Libor + 8.25%/Q)	3/28/2017	18.8	18.8	(3)(17)
		First lien senior secured loan ($15.0 par due 3/2022)	9.82% (Libor + 8.25%/Q)	3/28/2017	15.0	15.0	(4)(17)
					37.8	37.8
Iron Bow Technologies, LLC	Provider and value added reseller of information technology products and solutions	Second lien senior secured loan ($10.0 par due 2/2021)	13.11% (Libor + 10.00% Cash, 1.75% PIK/Q)	1/3/2017	10.0	10.0	(2)(17)
IronPlanet, Inc.	Online auction platform provider for used heavy equipment	Warrant to purchase to up to 133,333 shares of Series C preferred stock (expires 9/2023)		9/23/2013	0.2	0.4	(2)
LLSC Holdings Corporation (dba Lawrence Merchandising Services) (8)	Marketing services provider	Series A preferred stock (9,000 shares)		1/3/2017	19.2	18.2
		Common stock (1,000 shares)		1/3/2017	—	—
					19.2	18.2
Miles 33 (Finance) Limited (8)(9)	Software provider to the regional media industry and magazines	First lien senior secured loan ($0.4 par due 9/2018)	7.00% (EURIBOR + 3.50% Cash, 3.00% PIK/Q)	1/3/2017	0.3	0.4
		First lien senior secured loan ($4.1 par due 9/2018)	7.00% (EURIBOR + 3.50% Cash, 3.00% PIK/Q)	1/3/2017	3.7	4.1
		Senior subordinated loan ($17.4 par due 9/2021)	5.00% (EURIBOR + 4.50%/Q)	1/3/2017	9.9	13.4
		Preferred stock (19,500,000 shares)		1/3/2017	—	—
		Preferred stock (900,000 shares)		1/3/2017	—	—
		Common stock (600,000 shares)		1/3/2017	—	—

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					13.9	17.9
Ministry Brands, LLC and MB Parent HoldCo, L.P. (21)	Software and payment services provider to faith-based institutions	First lien senior secured revolving loan ($10.9 par due 12/2022)	6.57% (Libor + 5.00%/Q)	12/2/2016	10.9	10.9	(2)(17)
		First lien senior secured loan ($1.7 par due 12/2022)	6.57% (Libor + 5.00%/Q)	8/22/2017	1.7	1.7	(2)(17)
		First lien senior secured loan ($1.4 par due 12/2022)	6.38% (Libor + 5.00%/Q)	8/22/2017	1.4	1.4	(2)(17)
		First lien senior secured loan ($10.6 par due 12/2022)	6.38% (Libor + 5.00%/Q)	4/6/2017	10.6	10.6	(2)(17)
		First lien senior secured loan ($16.7 par due 12/2022)	6.38% (Libor + 5.00%/Q)	4/6/2017	16.5	16.7	(2)(17)
		Second lien senior secured loan ($4.6 par due 6/2023)	10.82% (Libor + 9.25%/Q)	8/22/2017	4.6	4.6	(2)(17)
		Second lien senior secured loan ($1.6 par due 6/2023)	10.60% (Libor + 9.25%/Q)	8/22/2017	1.6	1.6	(2)(17)
		Second lien senior secured loan ($5.1 par due 6/2023)	10.63% (Libor + 9.25%/Q)	8/22/2017	5.1	5.1	(2)(17)
		Second lien senior secured loan ($16.6 par due 6/2023)	10.63% (Libor + 9.25%/Q)	12/2/2016	16.6	16.6	(2)(17)
		Second lien senior secured loan ($4.7 par due 6/2023)	10.63% (Libor + 9.25%/Q)	4/6/2017	4.7	4.7	(2)(17)
		Second lien senior secured loan ($9.2 par due 6/2023)	10.63% (Libor + 9.25%/Q)	4/6/2017	9.2	9.2	(2)(17)
		Second lien senior secured loan ($90.0 par due 6/2023)	10.63% (Libor + 9.25%/Q)	12/2/2016	89.3	90.0	(2)(17)
		Class A units (500,000 units)		12/2/2016	5.0	6.8	(2)
					177.2	179.9
MVL Group, Inc. (8)	Marketing research provider	Common stock (560,716 shares)		4/1/2010	—	—	(2)
NAS, LLC, Nationwide Marketing Group, LLC and Nationwide Administrative Services, Inc.	Buying and marketing services organization for appliance, furniture and consumer electronics dealers	Second lien senior secured loan ($24.1 par due 12/2021)	10.32% (Libor + 9.00%/Q)	6/1/2015	24.1	24.1	(2)(17)
Novetta Solutions, LLC	Provider of advanced analytics solutions for the government, defense and commercial industries	First lien senior secured loan ($12.7 par due 10/2022)	6.70% (Libor + 5.00%/Q)	1/3/2017	12.3	12.1	(2)(17)
		Second lien senior secured loan ($31.0 par due 10/2023)	10.20% (Libor + 8.50%/Q)	1/3/2017	28.4	27.9	(2)(17)
					40.7	40.0
Palermo Finance Corporation (21)	Provider of mission-critical integrated public safety software and services to local, state and federal agencies	First lien senior secured revolving loan	—	4/17/2017	—	—	(19)
		First lien senior secured loan ($11.0 par due 4/2023)	5.85% (Libor + 4.50%/Q)	4/17/2017	10.9	11.0	(4)(17)
		Second lien senior secured loan ($54.3 par due 10/2023)	9.85% (Libor + 8.50%/Q)	4/17/2017	54.3	54.3	(2)(17)
					65.2	65.3
Park Place Technologies, LLC	Provider of third party hardware maintenance and support services for IT data centers	Second lien senior secured loan ($41.5 par due 12/2022)	10.54% (Libor + 9.00%/Q)	1/3/2017	41.5	41.5	(2)(17)
PayNearMe, Inc.	Electronic cash payment system provider	Warrant to purchase up to 195,726 shares of Series E preferred stock (expires 3/2023)		3/11/2016	0.2	—	(5)
PDI TA Holdings, Inc. (21)	Provider of enterprise management software for the convenience retail and petroleum wholesale markets	First lien senior secured revolving loan ($0.9 par due 8/2023)	8.25% (Base Rate + 3.75%/Q)	8/25/2017	0.9	0.9	(2)(17)
		First lien senior secured loan ($3.7 par due 8/2023)	6.32% (Libor + 4.75%/Q)	8/25/2017	3.7	3.7	(2)(17)
		First lien senior secured loan ($26.4 par due 8/2023)	6.21% (Libor + 4.75%/Q)	8/25/2017	26.4	26.1	(2)(17)

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Second lien senior secured loan ($8.2 par due 8/2024)	10.32% (Libor + 8.75%/Q)	8/25/2017	8.2	8.1	(2)(17)
		Second lien senior secured loan ($66.8 par due 8/2024)	10.21% (Libor + 8.75%/Q)	8/25/2017	66.8	66.1	(2)(17)
					106.0	104.9
PHL Investors, Inc., and PHL Holding Co. (8)	Mortgage services	Class A common stock (576 shares)		7/31/2012	3.8	—	(2)
PHNTM Holdings, Inc. and Planview Parent, Inc.	Provider of project and portfolio management software	First lien senior secured loan ($5.1 par due 1/2023)	6.82% (Libor + 5.25%/Q)	12/7/2017	5.1	5.1	(2)(17)
		First lien senior secured loan ($31.6 par due 1/2023)	6.82% (Libor + 5.25%/Q)	1/27/2017	31.1	31.6	(2)(17)
		First lien senior secured loan ($5.0 par due 1/2023)	6.82% (Libor + 5.25%/Q)	1/27/2017	4.9	5.0	(4)(17)
		Second lien senior secured loan ($62.0 par due 7/2023)	11.32% (Libor + 9.75%/Q)	1/27/2017	61.2	62.0	(2)(17)
		Class A common shares (990 shares)		1/27/2017	1.0	1.1	(2)
		Class B common shares (168,329 shares)		1/27/2017	—	0.2	(2)
					103.3	105.0
Poplicus Incorporated	Business intelligence and market analytics platform for companies that sell to the public sector	Warrant to purchase up to 2,402,991 shares of Series C preferred stock (expires 6/2025)		6/25/2015	0.1	—	(5)
PowerPlan, Inc. and Project Torque Ultimate Parent Corporation	Fixed asset financial management software provider	Second lien senior secured loan ($30.0 par due 2/2023)	10.57% (Libor + 9.00%/Q)	2/23/2015	29.8	30.0	(2)(17)
		Second lien senior secured loan ($50.0 par due 2/2023)	10.57% (Libor + 9.00%/Q)	2/23/2015	49.7	50.0	(3)(17)
		Class A common stock (1,697 shares)		2/23/2015	1.7	3.3	(2)
		Class B common stock (989,011 shares)		2/23/2015	—	—	(2)
					81.2	83.3
Project Alpha Intermediate Holding, Inc. and Qlik Parent, Inc.	Provider of data visualization software for data analytics	Class A common shares (7,444 shares)		8/22/2016	7.4	7.6	(2)
		Class B common shares (1,841,608.69 shares)		8/22/2016	0.1	—	(2)
					7.5	7.6
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	0.2	0.3	(2)
SCM Insurance Services Inc. (9)(21)	Provider of claims management, claims investigation & support and risk management solutions for the Canadian property and casualty insurance industry	First lien senior secured loan ($21.5 par due 8/2024)	6.35% (Libor + 5.00%/Q)	8/29/2017	21.5	21.2	(2)(17)
		Second lien senior secured loan ($60.5 par due 3/2025)	10.35% (Libor + 9.00%/Q)	8/29/2017	60.5	59.9	(2)(17)
					82.0	81.1
Shift PPC LLC (21)	Digital solutions provider	First lien senior secured loan ($1.7 par due 12/2021)	7.57% (Libor + 6.00%/Q)	12/22/2016	1.7	1.7	(4)(17)
		First lien senior secured loan ($3.3 par due 12/2021)	7.69% (Libor + 6.00%/Q)	12/22/2016	3.3	3.3	(4)(17)
		First lien senior secured loan ($5.0 par due 12/2021)	7.84% (Libor + 6.00%/Q)	12/22/2016	5.0	5.0	(4)(17)
					10.0	10.0
Sparta Systems, Inc., Project Silverback Holdings Corp. and Silverback Holdings, Inc. (21)	Quality management software provider	Second lien senior secured loan ($20.0 par due 8/2025)	9.69% (Libor + 8.25%/Q)	8/21/2017	19.6	19.8	(2)(17)
		Series B preferred shares (10,084 shares)		8/21/2017	1.1	1.1
					20.7	20.9
Talari Networks, Inc.	Networking equipment provider	First lien senior secured loan ($6.0 par due 10/2019)	10.88% (Libor + 9.50%/M)	8/3/2015	6.0	5.7	(5)(17)

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Warrant to purchase up to 421,052 shares of Series D-1 preferred stock (expires 8/2022)		8/3/2015	0.1	0.1	(5)
					6.1	5.8
The Gordian Group, Inc. (21)	Construction software and service provider	First lien senior secured loan ($8.4 par due 7/2019)	6.14% (Libor + 4.50%/Q)	1/3/2017	8.3	8.4	(3)(17)
		First lien senior secured loan ($3.2 par due 7/2019)	6.14% (Libor + 4.50%/Q)	1/3/2017	3.1	3.2	(4)(17)
		First lien senior secured loan ($8.9 par due 7/2019)	5.86% (Libor + 4.50%/Q)	1/3/2017	8.8	8.9	(3)(17)
		First lien senior secured loan ($3.4 par due 7/2019)	5.86% (Libor + 4.50%/Q)	1/3/2017	3.3	3.4	(4)(17)
		First lien senior secured loan ($7.8 par due 7/2019)	5.95% (Libor + 4.50%/Q)	1/3/2017	7.6	7.8	(3)(17)
		First lien senior secured loan ($2.9 par due 7/2019)	5.95% (Libor + 4.50%/Q)	1/3/2017	2.9	2.9	(4)(17)
					34.0	34.6
The Greeley Company, Inc. and HCP Acquisition Holdings, LLC (8)	Healthcare compliance advisory services	Senior subordinated loan ($10.5 par due 3/2017)		3/5/2013	—	—	(2)(16)
		Class A units (14,293,110 units)		6/26/2008	—	—	(2)
					—	—
UL Holding Co., LLC (7)	Provider of collection and landfill avoidance solutions for food waste and unsold food products	Senior subordinated loan ($2.8 par due 5/2020)	10.00% PIK	4/30/2012	0.9	2.8	(2)
		Senior subordinated loan ($0.4 par due 5/2020)		4/30/2012	0.1	0.4	(2)
		Senior subordinated loan ($6.2 par due 5/2020)	10.00% PIK	4/30/2012	1.9	6.2	(2)
		Senior subordinated loan ($0.5 par due 5/2020)		4/30/2012	0.2	0.5	(2)
		Senior subordinated loan ($24.5 par due 5/2020)	10.00% PIK	4/30/2012	7.6	24.5	(2)
		Senior subordinated loan ($3.8 par due 5/2020)		4/30/2012	1.2	3.8	(2)
		Class A common units (533,351 units)		6/17/2011	5.0	2.8	(2)
		Class B-5 common units (272,834 units)		6/17/2011	2.5	1.4	(2)
		Class C common units (758,546 units)		4/25/2008	—	—	(2)
		Warrant to purchase up to 719,044 shares of Class A units		5/2/2014	—	—	(2)
		Warrant to purchase up to 28,663 shares of Class B-1 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 57,325 shares of Class B-2 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 29,645 shares of Class B-3 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 80,371 shares of Class B-5 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 59,655 shares of Class B-6 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 1,046,713 shares of Class C units		5/2/2014	—	—	(2)
					19.4	42.4
Velocity Holdings Corp.	Hosted enterprise resource planning application management services provider	Common units (1,713,546 units)		12/13/2013	4.5	3.4
Visual Edge Technology, Inc.	Provider of outsourced office solutions with a focus on printer and copier equipment and other parts and supplies	First lien senior secured loan ($1.2 par due 8/2022)	7.32% (Libor + 5.75%/Q)	8/31/2017	1.2	1.2	(2)(17)

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($3.8 par due 8/2022)	7.13% (Libor + 5.75%/Q)	8/31/2017	3.8	3.8	(2)(17)
		First lien senior secured loan ($10.0 par due 8/2022)	7.23% (Libor + 5.75%/Q)	8/31/2017	10.0	10.0	(2)(17)
		Senior subordinated loan ($41.5 par due 9/2024)	12.50% PIK	8/31/2017	37.6	39.0	(2)
		Warrant to purchase up to 1,816,089 shares of common stock (expires 8/2027)		8/31/2017	—	0.9	(2)
		Warrant to purchase up to 2,070,511 shares of preferred stock (expires 8/2027)		8/31/2017	4.1	4.4	(2)
					56.7	59.3
VRC Companies, LLC (21)	Provider of records and information management services	First lien senior secured revolving loan ($0.8 par due 3/2022)	10.00% (Base Rate + 5.50%/Q)	4/17/2017	0.8	0.8	(2)(17)
		First lien senior secured loan ($1.4 par due 3/2023)	7.82% (Libor + 6.50%/Q)	4/17/2017	1.4	1.4	(2)(17)
		First lien senior secured loan ($0.2 par due 3/2023)	8.03% (Libor + 6.50%/Q)	4/17/2017	0.2	0.2	(2)(17)
		First lien senior secured loan ($0.4 par due 3/2023)	7.93% (Libor + 6.50%/Q)	10/3/2017	0.4	0.4	(2)(17)
		First lien senior secured loan ($0.3 par due 3/2023)	7.98% (Libor + 6.50%/Q)	10/3/2017	0.3	0.3	(2)(17)
		First lien senior secured loan ($0.3 par due 3/2023)	8.03% (Libor + 6.50%/Q)	10/3/2017	0.3	0.3	(2)(17)
		First lien senior secured loan ($5.5 par due 3/2023)	8.12% (Libor + 6.50%/Q)	4/17/2017	5.5	5.5	(2)(17)
					8.9	8.9
WorldPay Group PLC (9)	Payment processing company	C2 shares (73,974 shares)		10/21/2015	—	—	(24)
Zywave, Inc. (21)	Provider of software and technology-enabled content and analytical solutions to insurance brokers	First lien senior secured revolving loan ($1.3 par due 11/2022)	6.57% (Libor + 5.00%/Q)	11/17/2016	1.3	1.3	(2)(17)
		First lien senior secured revolving loan ($1.0 par due 11/2022)	8.50% (Base Rate + 4.00%/Q)	11/17/2016	1.0	1.0	(2)(17)
		Second lien senior secured loan ($27.0 par due 11/2023)	10.42% (Libor + 9.00%/Q)	11/17/2016	27.0	27.0	(2)(17)
					29.3	29.3
					2,235.8	2,267.3		31.94%
Consumer Products
Badger Sportswear Acquisition, Inc.	Provider of team uniforms and athletic wear	Second lien senior secured loan ($56.8 par due 3/2024)	10.46% (Libor + 9.00%/Q)	9/6/2016	56.7	56.8	(2)(17)
BRG Sports, Inc.	Designer, manufacturer and licensor of branded sporting goods	Preferred stock (2,009 shares)		1/3/2017	—	—
		Common stock (6,566,655 shares)		1/3/2017	—	0.3
					—	0.3
Consumer Health Parent LLC	Developer and marketer of over-the-counter cold remedy products	Preferred units (1,072 units)		12/15/2017	1.1	1.1	(2)
		Series A units (1,072 units)		12/15/2017	—	—	(2)
					1.1	1.1
Feradyne Outdoors, LLC and Bowhunter Holdings, LLC	Provider of branded archery and bowhunting accessories	Common units (421 units)		4/24/2014	4.2	1.0	(2)
Implus Footcare, LLC	Provider of footwear and other accessories	First lien senior secured loan ($14.6 par due 4/2021)	8.44% (Libor + 6.75%/Q)	6/1/2017	14.6	14.6	(2)(17)
		First lien senior secured loan ($77.5 par due 4/2021)	8.44% (Libor + 6.75%/Q)	6/1/2017	77.5	77.5	(2)(17)
		First lien senior secured loan ($19.9 par due 4/2021)	8.44% (Libor + 6.75%/Q)	6/1/2017	19.9	19.9	(4)(17)
					112.0	112.0

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Indra Holdings Corp.	Designer, marketer, and distributor of rain and cold weather products	Second lien senior secured loan ($80.0 par due 11/2021)	—	5/1/2014	76.9	43.6	(2)(16)
Plantation Products, LLC, Seed Holdings, Inc. and Flora Parent, Inc.	Provider of branded lawn and garden products	Second lien senior secured loan ($2.0 par due 6/2021)	9.41% (Libor + 7.99%/Q)	12/23/2014	2.0	2.0	(2)(17)
		Second lien senior secured loan ($54.0 par due 6/2021)	9.41% (Libor + 7.99%/Q)	12/23/2014	53.8	54.0	(3)(17)
		Second lien senior secured loan ($10.0 par due 6/2021)	9.41% (Libor + 7.99%/Q)	12/23/2014	10.0	10.0	(4)(17)
		Common stock (30,000 shares)		12/23/2014	3.0	6.0	(2)
					68.8	72.0
Rug Doctor, LLC and RD Holdco Inc. (8)	Manufacturer and marketer of carpet cleaning machines	Second lien senior secured loan ($16.9 par due 12/2018)	11.42% (Libor + 9.75%/Q)	1/3/2017	16.9	16.9	(2)(17)
		Common stock (458,596 shares)		1/3/2017	14.0	10.8
		Warrant to purchase up to 56,372 shares of common stock (expires 12/2023)		1/3/2017	—	—
					30.9	27.7
S Toys Holdings LLC (fka The Step2 Company, LLC) (8)	Toy manufacturer	Class B common units (126,278,000 units)		10/30/2014	—	0.5	(2)
		Common units (1,116,879 units)		4/1/2011	—	—
		Warrant to purchase up to 3,157,895 units		4/1/2010	—	—
					—	0.5
SHO Holding I Corporation	Manufacturer and distributor of slip resistant footwear	Second lien senior secured loan ($100.0 par due 4/2023)	9.92% (Libor + 8.50%/Q)	10/27/2015	98.2	92.0	(2)(17)
Shock Doctor, Inc. and Shock Doctor Holdings, LLC (7)	Developer, marketer and distributor of sports protection equipment and accessories	Second lien senior secured loan ($89.4 par due 10/2021)	11.86% (Libor + 10.50%/Q)	4/22/2015	89.4	82.3	(2)(17)
		Class A preferred units (50,000 units)		3/14/2014	5.0	1.9	(2)
		Class C preferred units (50,000 units)		4/22/2015	5.0	1.9	(2)
					99.4	86.1
Singer Sewing Company	Manufacturer of consumer sewing machines	First lien senior secured loan ($174.5 par due 12/2017)	9.19% (Libor + 7.00% Cash, 0.50% PIK/Q)	7/26/2017	174.5	165.7	(2)(17)
Varsity Brands Holding Co., Inc., Hercules Achievement, Inc., Hercules Achievement Holdings, Inc. and Hercules VB Holdings, Inc.	Leading manufacturer and distributor of textiles, apparel & luxury goods	Second lien senior secured loan ($122.7 par due 12/2025)	9.82% (Libor + 8.25%/Q)	12/15/2017	122.7	122.7	(2)(17)
		Common stock (3,548,841 shares)		12/11/2014	3.8	6.1	(2)
		Common stock (3,548,841 shares)		12/11/2014	4.3	6.1	(2)
					130.8	134.9
Woodstream Group, Inc. and Woodstream Corporation (21)	Pet products manufacturer	First lien senior secured loan ($1.0 par due 5/2022)	7.69% (Libor + 6.25%/Q)	6/21/2017	1.0	1.0	(2)(17)
		First lien senior secured loan ($2.0 par due 5/2022)	7.69% (Libor + 6.25%/Q)	6/21/2017	2.0	2.0	(4)(17)
		First lien senior secured loan ($3.1 par due 5/2022)	7.89% (Libor + 6.25%/Q)	6/21/2017	3.1	3.1	(2)(17)
		First lien senior secured loan ($6.2 par due 5/2022)	7.89% (Libor + 6.25%/Q)	6/21/2017	6.2	6.2	(4)(17)
					12.3	12.3
					865.8	806.0		11.36%
Other Services
American Residential Services L.L.C.	Heating, ventilation and air conditioning services provider	Second lien senior secured loan ($67.0 par due 12/2022)	9.57% (Libor + 8.00%/Q)	6/30/2014	66.7	66.3	(2)(17)
Associated Asphalt Partners, LLC	Provider of asphalt terminalling, storage and distribution	First lien senior secured loan ($4.2 par due 4/2024)	6.82% (Libor + 5.25%/Q)	3/30/2017	4.2	3.8	(2)(17)

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Champion Parent Corporation and Calera XVI, LLC (8)	Endurance sports media and event operator	First lien senior secured revolving loan ($0.7 par due 11/2018)	—	11/30/2012	—	—	(2)(16)
		First lien senior secured loan ($5.9 par due 11/2018)	—	11/30/2012	0.9	0.2	(2)(16)
		Preferred shares (18,875 shares)		3/25/2016	—	—	(2)
		Membership units (2,522,512 units)		11/30/2012	—	—	(2)
		Common shares (114,000 shares)		3/25/2016	—	—	(2)
					0.9	0.2
Crown Health Care Laundry Services, LLC and Crown Laundry Holdings, LLC (7)(21)	Provider of outsourced healthcare linen management solutions	First lien senior secured revolving loan ($2.0 par due 12/2021)	7.82% (Libor + 6.25%/Q)	3/13/2014	2.0	2.0	(2)(17)(20)
		First lien senior secured loan ($12.0 par due 12/2021)	7.82% (Libor + 6.25%/Q)	4/6/2017	12.0	12.0	(2)(17)
		First lien senior secured loan ($5.0 par due 12/2021)	7.82% (Libor + 6.25%/Q)	3/13/2014	5.0	5.0	(2)(17)
		First lien senior secured loan ($5.2 par due 12/2021)	7.82% (Libor + 6.25%/Q)	3/13/2014	5.2	5.2	(3)(17)
		Class A preferred units (2,475,000 units)		3/13/2014	2.5	3.9	(2)
		Class B common units (275,000 units)		3/13/2014	0.3	0.4	(2)
					27.0	28.5
CST Buyer Company (d/b/a Intoxalock) (21)	Provider of ignition interlock devices	First lien senior secured loan ($11.3 par due 3/2023)	7.75% (Libor + 6.25%/Q)	3/1/2017	11.0	11.3	(2)(17)
Dwyer Acquisition Parent, Inc. and TDG Group Holding Company	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan ($52.7 par due 2/2020)	11.00%	8/15/2014	52.7	52.7	(2)
		Senior subordinated loan ($23.5 par due 2/2020)	11.00%	5/1/2017	23.5	23.5	(2)
		Senior subordinated loan ($31.5 par due 2/2020)	11.00%	6/12/2015	31.5	31.5	(2)
		Common stock (32,843 shares)		8/15/2014	2.2	5.1	(2)
					109.9	112.8
Massage Envy, LLC and ME Equity LLC (21)	Franchisor in the massage industry	First lien senior secured revolving loan ($0.5 par due 9/2020)	8.44% (Libor + 6.75%/Q)	6/28/2017	0.5	0.5	(2)(17)
		First lien senior secured loan ($0.3 par due 9/2020)	8.23% (Libor + 6.75%/Q)	4/12/2017	0.3	0.3	(2)(17)
		First lien senior secured loan ($1.0 par due 9/2020)	8.24% (Libor + 6.75%/Q)	4/12/2017	1.0	1.0	(2)(17)
		First lien senior secured loan ($0.1 par due 9/2020)	10.00% (Base Rate + 5.50%/Q)	4/12/2017	0.1	0.1	(2)(17)
		First lien senior secured loan ($0.3 par due 9/2020)	8.11% (Libor + 6.75%/Q)	7/27/2017	0.3	0.3	(2)(17)
		First lien senior secured loan ($0.5 par due 9/2020)	8.23% (Libor + 6.75%/Q)	7/27/2017	0.5	0.5	(2)(17)
		First lien senior secured loan ($38.5 par due 9/2020)	8.37% (Libor + 6.75%/Q)	9/27/2012	38.5	38.5	(3)(17)
		First lien senior secured loan ($18.7 par due 9/2020)	8.37% (Libor + 6.75%/Q)	9/27/2012	18.7	18.7	(4)(17)
		Common stock (3,000,000 shares)		9/27/2012	3.0	4.2	(2)
					62.9	64.1
McKenzie Sports Products, LLC (21)	Designer, manufacturer and distributor of hunting-related supplies	First lien senior secured revolving loan ($0.9 par due 9/2020)	7.25% (Base Rate + 2.75%/Q)	9/18/2014	0.9	0.9	(3)(17)
		First lien senior secured loan ($0.8 par due 9/2020)	7.44% (Libor + 5.75%/Q)	9/18/2014	0.8	0.8	(3)(13)(17)
		First lien senior secured loan ($2.5 par due 9/2020)	5.32% (Libor + 3.75%/Q)	9/18/2014	2.5	2.5	(3)(17)
		First lien senior secured loan ($2.2 par due 9/2020)	5.44% (Libor + 3.75%/Q)	9/18/2014	2.2	2.2	(3)(17)

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($84.5 par due 9/2020)	7.44% (Libor + 5.75%/Q)	9/18/2014	84.5	84.5	(3)(13)(17)
					90.9	90.9
MSHC, Inc. (21)	Heating, ventilation and air conditioning services provider	First lien senior secured revolving loan ($0.1 par due 7/2022)	7.75% (Base Rate + 3.25%/Q)	7/31/2017	0.1	0.1	(2)(17)
		First lien senior secured loan ($1.1 par due 7/2023)	5.92% (Libor + 4.25%/Q)	7/31/2017	1.1	1.1	(2)(17)
		First lien senior secured loan ($3.2 par due 7/2023)	5.94% (Libor + 4.25%/Q)	7/31/2017	3.1	3.2	(2)(17)
		Second lien senior secured loan ($46.0 par due 7/2024)	9.94% (Libor + 8.25%/Q)	7/31/2017	46.0	46.0	(2)(17)
					50.3	50.4
OpenSky Project, Inc. and OSP Holdings, Inc.	Social commerce platform operator	Warrant to purchase up to 159,496 shares of Series D preferred stock (expires 4/2025)		6/29/2015	—	—	(2)
Osmose Utilities Services, Inc. (21)	Provider of structural integrity management services to transmission and distribution infrastructure	First lien senior secured revolving loan	—	1/3/2017	—	—	(19)
		Second lien senior secured loan ($25.0 par due 8/2023)	9.44% (Libor + 7.75%/Q)	9/3/2015	24.6	25.0	(2)(17)
		Second lien senior secured loan ($34.0 par due 8/2023)	9.44% (Libor + 7.75%/Q)	1/3/2017	33.4	34.0	(2)(17)
					58.0	59.0
SocialFlow, Inc.	Social media optimization platform provider	Warrant to purchase up to 215,331 shares of Series C preferred stock (expires 1/2026)		1/13/2016	—	—	(5)
SoundCloud Limited (9)	Platform for receiving, sending, and distributing music	Common stock (73,422 shares)		8/15/2017	0.4	0.7	(2)
Spin HoldCo Inc.	Laundry service and equipment provider	Second lien senior secured loan ($175.0 par due 5/2023)	9.21% (Libor + 7.75%/Q)	6/23/2017	175.0	175.0	(2)(17)
Tyden Cayman Holdings Corp. (9)	Producer and marketer of global cargo security, product identification and traceability products and utility meter products	Preferred stock (46,276 shares)		1/3/2017	0.4	0.4
		Common stock (5,521,203 shares)		1/3/2017	2.0	2.9
					2.4	3.3
VLS Recovery Services, LLC (21)	Provider of commercial and industrial waste processing and disposal services	First lien senior secured revolving loan ($1.6 par due 10/2023)	7.53% (Libor + 6.00%/Q)	10/17/2017	1.6	1.6	(2)(17)(20)
		First lien senior secured loan ($23.9 par due 10/2023)	7.53% (Libor + 6.00%/Q)	10/17/2017	23.9	23.7	(2)(17)
		First lien senior secured loan ($7.4 par due 10/2023)	7.35% (Libor + 6.00%/Q)	10/17/2017	7.4	7.4	(2)(17)
		First lien senior secured loan ($0.1 par due 10/2023)	9.50% (Base Rate + 5.00%/Q)	10/17/2017	0.1	0.1	(2)(17)
					33.0	32.8
WASH Multifamily Acquisition Inc. and Coinamatic Canada Inc.	Laundry service and equipment provider	Second lien senior secured loan ($3.7 par due 5/2023)	8.57% (Libor + 7.00%/Q)	5/14/2015	3.7	3.7	(2)(17)
		Second lien senior secured loan ($21.3 par due 5/2023)	8.57% (Libor + 7.00%/Q)	5/14/2015	21.0	21.1	(2)(17)
					24.7	24.8
Wrench Group LLC (21)	Provider of essential home services to residential customers	First lien senior secured loan ($4.0 par due 3/2022)	6.19% (Libor + 4.50%/Q)	1/31/2017	4.0	4.0	(2)(17)
		First lien senior secured loan ($4.3 par due 3/2022)	5.85% (Libor + 4.50%/Q)	12/15/2017	4.3	4.3	(2)(17)
					8.3	8.3
					725.6	732.2		10.32%
Manufacturing

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Chariot Acquisition, LLC (21)	Aftermarket golf cart parts and accessories	First lien senior secured loan ($18.4 par due 9/2021)	7.91% (Libor + 6.25%/Q)	1/3/2017	18.2	18.0	(3)(17)
		First lien senior secured loan ($9.4 par due 9/2021)	7.91% (Libor + 6.25%/Q)	1/3/2017	9.3	9.2	(4)(17)
					27.5	27.2
Component Hardware Group, Inc. (21)	Commercial equipment	First lien senior secured revolving loan ($1.9 par due 7/2019)	6.19% (Libor + 4.50%/Q)	7/1/2013	1.9	1.9	(2)(17)
		First lien senior secured loan ($7.9 par due 7/2019)	6.19% (Libor + 4.50%/Q)	7/1/2013	7.9	7.9	(4)(17)
					9.8	9.8
Dorner Holding Corp. (21)	Manufacturer of precision unit conveyors	First lien senior secured revolving loan ($1.3 par due 3/2022)	7.32% (Libor + 5.75%/Q)	3/15/2017	1.3	1.3	(2)(17)
		First lien senior secured loan ($4.4 par due 3/2023)	7.32% (Libor + 5.75%/Q)	3/15/2017	4.4	4.4	(2)(17)
					5.7	5.7
ECI Purchaser Company, LLC	Manufacturer of equipment to safely control pressurized gases	First lien senior secured loan ($21.8 par due 12/2018)	7.09% (Libor + 5.25%/Q)	7/26/2017	21.8	21.5	(2)(17)
		First lien senior secured loan ($88.7 par due 12/2018)	6.92% (Libor + 5.25%/Q)	7/26/2017	88.7	87.8	(2)(17)
		First lien senior secured loan ($74.8 par due 12/2018)	6.92% (Libor + 5.25%/Q)	7/26/2017	74.8	74.0	(3)(17)
		First lien senior secured loan ($0.3 par due 12/2018)	7.09% (Libor + 5.25%/Q)	7/26/2017	0.3	0.3	(2)(17)
		First lien senior secured loan ($0.2 par due 12/2018)	7.09% (Libor + 5.25%/Q)	7/26/2017	0.2	0.2	(3)(17)
					185.8	183.8
ETG Holdings, Inc. (8)	Industrial woven products	Common stock (3,000 shares)		1/3/2017	—	—
Harvey Tool Company, LLC (21)	Cutting tool provider to the metalworking industry	First lien senior secured revolving loan ($1.8 par due 10/2023)	5.96% (Libor + 4.50%/Q)	10/12/2017	1.8	1.7	(2)(17)
		First lien senior secured loan ($40.8 par due 10/2024)	6.11% (Libor + 4.75%/Q)	10/12/2017	40.8	40.4	(2)(17)
		Second lien senior secured loan ($43.7 par due 10/2025)	10.02% (Libor + 8.50%/Q)	10/12/2017	43.7	43.2	(2)(17)
					86.3	85.3
Ioxus, Inc (7)	Energy storage devices	First lien senior secured loan ($10.2 par due 12/2019)	12.00% PIK	4/29/2014	10.0	10.2	(2)(15)
		First lien senior secured loan ($1.0 par due 12/2019)	—	4/29/2014	1.0	1.0	(2)(15)
		Series CC preferred stock (67,330,609 shares)		1/27/2017	0.7	—	(2)
		Warrant to purchase up to 3,038,730 shares of common stock (expires 1/2026)		1/28/2016	—	—	(2)
		Warrant to purchase up to 1,210,235 shares of Series BB preferred stock (expires 8/2026)		1/28/2016	—	—	(2)
		Warrant to purchase up to 336,653,045 shares of Series CC preferred stock (expires 1/2027)		1/27/2017	—	—	(2)
					11.7	11.2
KPS Global LLC	Walk-in cooler and freezer systems	First lien senior secured loan ($1.7 par due 4/2022)	3.93% (Libor + 2.50%/Q)	4/5/2017	1.7	1.7	(2)(17)
		First lien senior secured loan ($11.2 par due 4/2022)	7.18% (Libor + 5.75%/Q)	4/5/2017	11.2	11.0	(2)(17)
		First lien senior secured loan ($5.6 par due 4/2022)	7.18% (Libor + 5.75%/Q)	4/5/2017	5.6	5.5	(4)(17)
					18.5	18.2
MacLean-Fogg Company and MacLean-Fogg Holdings, L.L.C.	Manufacturer and supplier for the power utility and automotive markets worldwide	Senior subordinated loan ($103.0 par due 10/2025)	10.50% Cash, 3.00% PIK	10/31/2013	103.0	103.0	(2)
		Preferred units (70,183 units)	4.50% Cash, 9.25% PIK	10/9/2015	76.3	76.3

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					179.3	179.3
Niagara Fiber Intermediate Corp. (21)	Insoluble fiber filler products	First lien senior secured revolving loan ($0.9 par due 5/2018)	—	5/8/2014	—	—	(2)(16)
		First lien senior secured loan ($5.9 par due 5/2018)	—	5/8/2014	0.2	—	(2)(16)
		First lien senior secured loan ($0.6 par due 5/2018)	—	5/8/2014	—	—	(2)(16)
					0.2	—
Nordco Inc. (21)	Railroad maintenance-of-way machinery	First lien senior secured revolving loan	—	8/26/2015	—	—	(19)
Pelican Products, Inc.	Flashlights	Second lien senior secured loan ($40.0 par due 4/2021)	9.94% (Libor + 8.25%/Q)	4/11/2014	40.0	39.6	(2)(17)
Sanders Industries Holdings, Inc. and SI Holdings, Inc. (21)	Elastomeric parts, mid-sized composite structures, and composite tooling	First lien senior secured loan ($56.5 par due 5/2020)	7.38% (Libor + 6.00%/Q)	7/21/2017	56.5	55.4	(2)(17)
		First lien senior secured loan ($14.8 par due 5/2020)	7.38% (Libor + 6.00%/Q)	7/21/2017	14.8	14.5	(4)(17)
		Common stock (1,500 shares)		5/30/2014	1.5	0.8	(2)
					72.8	70.7
Saw Mill PCG Partners LLC	Metal precision engineered components	Common units (1,000 units)		1/30/2007	1.0	—	(2)
Sonny's Enterprises, LLC (21)	Manufacturer and supplier of car wash equipment, parts and supplies to the conveyorized car wash market	First lien senior secured revolving loan ($1.0 par due 12/2022)	6.30% (Libor + 4.75%/Q)	11/30/2017	1.0	1.0	(2)(17)
		First lien senior secured loan ($0.9 par due 12/2022)	6.44% (Libor + 4.75%/Q)	12/5/2017	0.9	0.9	(2)(17)
		First lien senior secured loan ($0.4 par due 12/2022)	6.44% (Libor + 4.75%/Q)	6/1/2017	0.4	0.4	(2)(17)
		First lien senior secured loan ($0.2 par due 12/2022)	6.44% (Libor + 4.75%/Q)	5/3/2017	0.2	0.2	(2)(17)
		First lien senior secured loan ($0.2 par due 12/2022)	6.44% (Libor + 4.75%/Q)	9/28/2017	0.2	0.2	(2)(17)
					2.7	2.7
Sunk Rock Foundry Partners LP, Hatteras Electrical Manufacturing Holding Company and Sigma Electric Manufacturing Corporation (21)	Manufacturer of metal castings, precision machined components and sub-assemblies in the electrical products, power transmission and distribution and general industrial markets	First lien senior secured revolving loan ($1.5 par due 10/2022)	6.16% (Libor + 4.75%/Q)	10/31/2017	1.5	1.5	(2)(17)
		First lien senior secured loan ($16.4 par due 10/2023)	6.13% (Libor + 4.75%/Q)	10/31/2017	16.4	16.2	(2)(17)
		First lien senior secured loan ($9.3 par due 10/2023)	6.13% (Libor + 4.75%/Q)	10/31/2017	9.3	9.2	(2)(17)
					27.2	26.9
TPTM Merger Corp. (21)	Time temperature indicator products	First lien senior secured loan ($10.5 par due 9/2018)	9.98% (Libor + 8.42%/Q)	9/12/2013	10.5	10.5	(3)(17)
		First lien senior secured loan ($6.2 par due 9/2018)	9.98% (Libor + 8.42%/Q)	9/12/2013	6.2	6.2	(4)(17)
		First lien senior secured loan ($6.5 par due 9/2018)	10.11% (Libor + 8.42%/Q)	9/12/2013	6.5	6.5	(3)(17)
		First lien senior secured loan ($3.8 par due 9/2018)	10.11% (Libor + 8.42%/Q)	9/12/2013	3.8	3.8	(4)(17)
					27.0	27.0
WP CPP Holdings, LLC	Precision engineered castings	Second lien senior secured loan ($19.7 par due 4/2021)	9.13% (Libor + 7.75%/Q)	1/3/2017	18.8	19.3	(2)(17)
					714.3	706.7		9.96%
Investment Funds and Vehicles
ACAS Equity Holdings Corporation (8)(10)	Investment company	Common stock (589 shares)		1/3/2017	0.5	0.4
Ares IIIR/IVR CLO Ltd. (8)(9)(10)	Investment vehicle	Subordinated notes ($20.0 par due 4/2021)		1/3/2017	—	0.1

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Blue Wolf Capital Fund II, L.P. (9)(10)	Investment partnership	Limited partnership interest (8.50% interest)		1/3/2017	3.0	3.5	(24)
Carlyle Global Market Strategies CLO 2013-3 (9)(10)	Investment vehicle	Subordinated notes ($5.0 par due 10/2030)	15.00%	1/3/2017	2.6	3.2
Cent CLO 2014-22 Limited (9)(10)	Investment vehicle	Subordinated notes ($45.4 par due 11/2026)	11.75%	1/3/2017	23.6	22.7
Centurion CDO 8 Limited (9)(10)	Investment vehicle	Subordinated notes ($5.0 par due 3/2019)		1/3/2017	—	—
CGMS 2015-3A (9)(10)	Investment vehicle	Subordinated notes ($24.6 par due 7/2028)	10.00%	1/3/2017	19.2	18.9
CoLTs 2005-1 Ltd. (8)(9)(10)	Investment vehicle	Preferred shares (360 shares)		1/3/2017	—	—
CoLTs 2005-2 Ltd. (8)(9)(10)	Investment vehicle	Preferred shares (34,170,000 shares)		1/3/2017	—	—
CREST Exeter Street Solar 2004-1 (9)(10)	Investment vehicle	Preferred shares (3,500,000 shares)		1/3/2017	—	—
Eaton Vance CDO X plc (9)(10)	Investment vehicle	Subordinated notes ($15.0 par due 2/2027)	3.00%	1/3/2017	4.1	6.4
European Capital UK SME Debt LP (8)(9)(10)(22)	Investment partnership	Limited partnership interest (45% interest)		1/3/2017	41.1	41.7
Flagship CLO V (9)(10)	Investment vehicle	Subordinated notes ($0.0 par due 9/2019)		1/3/2017	—	—
Goldentree Loan Opportunities VII, Limited (9)(10)	Investment vehicle	Subordinated notes ($35.3 par due 4/2025)	4.25%	1/3/2017	18.7	19.1
Halcyon Loan Advisors Funding 2015-2 Ltd. (9)(10)	Investment vehicle	Subordinated notes ($21.7 par due 7/2027)	16.35%	1/3/2017	14.0	11.3
HCI Equity, LLC (8)(9)(10)	Investment company	Member interest (100.00% interest)		4/1/2010	—	0.1	(24)
Herbert Park B.V. (9)(10)	Investment vehicle	Subordinated notes ($5.4 par due 10/2026)		1/3/2017	0.9	0.5
Imperial Capital Private Opportunities, LP (10)	Investment partnership	Limited partnership interest (80.00% interest)		5/10/2007	1.0	15.1	(2)
LightPoint CLO VII, Ltd. (9)(10)	Investment vehicle	Subordinated notes ($9.0 par due 5/2021)		1/3/2017	—	—
Montgomery Lane, LLC and Montgomery Lane, Ltd. (8)(9)(10)	Investment company	Common stock (100 shares)		1/3/2017	—	0.6
		Common stock (50,000 shares)		1/3/2017	—	—
					—	0.6
OAKC 2015-11 (9)(10)	Investment vehicle	Subordinated notes ($17.8 par due 10/2028)	9.50%	1/3/2017	14.3	13.0
Partnership Capital Growth Fund I, L.P. (10)	Investment partnership	Limited partnership interest (25.00% interest)		6/16/2006	—	0.1	(2)(24)
Partnership Capital Growth Investors III, L.P. (10)(22)	Investment partnership	Limited partnership interest (2.50% interest)		10/5/2011	2.5	3.5	(2)(24)
PCG-Ares Sidecar Investment II, L.P. (10)(22)	Investment partnership	Limited partnership interest (100.00% interest)		10/31/2014	7.5	11.7	(2)
PCG-Ares Sidecar Investment, L.P. (10)(22)	Investment partnership	Limited partnership interest (100.00% interest)		5/22/2014	4.4	5.1	(2)
Piper Jaffray Merchant Banking Fund I, L.P. (10)(22)	Investment partnership	Limited partnership interest (2.00% interest)		8/16/2012	1.5	1.6	(24)
Qualium Investissement (9)(10)	Investment partnership	Class A common stock (9,900,000 shares)		1/3/2017	5.9	6.5	(24)
		Class B common stock (100,000 shares)		1/3/2017	0.1	0.1	(24)
		Class C common stock (48,939 shares)		1/3/2017	0.1	0.1	(24)
					6.1	6.7
Senior Direct Lending Program, LLC (8)(10)(23)	Co-investment vehicle	Subordinated certificates ($487.1 par due 12/2036)	9.34% (Libor + 8.00%/Q)(18)	7/27/2016	487.1	487.1
		Member interest (87.50% interest)		7/27/2016	—	—
					487.1	487.1
Vitesse CLO, Ltd. (9)(10)	Investment vehicle	Preferred shares (20,000,000 shares)		1/3/2017	—	—
Voya CLO 2014-4 Ltd. (9)(10)	Investment vehicle	Subordinated notes ($26.7 par due 10/2026)	10.50%	1/3/2017	17.0	18.6
VSC Investors LLC (10)	Investment company	Membership interest (1.95% interest)		1/24/2008	0.3	1.3	(2)(24)

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					669.4	692.3		9.75%
Financial Services
Callidus Capital Corporation (8)	Asset management services	Common stock (100 shares)		4/1/2010	3.0	1.7
Ciena Capital LLC (8)(21)	Real estate and small business loan servicer	First lien senior secured revolving loan ($14.0 par due 12/2017)	6.00%	11/29/2010	14.0	14.0	(2)
		Equity interests		11/29/2010	25.0	18.3	(2)
					39.0	32.3
Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($28.0 par due 8/2022)	11.11% (Libor + 9.75%/Q)	5/10/2012	28.0	28.0	(2)(17)
DFC Global Facility Borrower II LLC (21)	Non-bank provider of alternative financial services	First lien senior secured revolving loan ($75.0 par due 9/2022)	12.11% (Libor + 10.75%/Q)	9/27/2017	75.0	75.0	(2)(17)
Financial Asset Management Systems, Inc. and FAMS Holdings, Inc. (7)	Debt collection services provider	Common stock (180 shares)		1/11/2017	—	—	(2)
Gordian Group, LLC	Provider of products, services and software to organizations pursuing efficient and effective procurement and information solutions	Common stock (526 shares)		11/30/2012	—	—	(2)
Imperial Capital Group LLC	Investment services	Class A common units (24,945 units)		5/10/2007	6.1	10.2	(2)
		2006 Class B common units (8,173 units)		5/10/2007	—	—	(2)
					6.1	10.2
Ivy Hill Asset Management, L.P. (8)(10)	Asset management services	Member interest (100.00% interest)		6/15/2009	244.0	315.1
Javlin Three LLC, Javlin Four LLC, and Javlin Five LLC (10)	Asset-backed financial services company	First lien senior secured loan ($18.6 par due 6/2017)	11.36% (Libor + 10.00%/Q)	6/24/2014	18.6	16.8	(2)(17)
LS DE LLC and LM LSQ Investors LLC (10)	Asset based lender	Senior subordinated loan ($3.0 par due 6/2021)	10.50%	6/15/2017	3.0	3.0	(2)
		Senior subordinated loan ($27.0 par due 6/2021)	10.50%	6/25/2015	27.0	27.0	(2)
		Membership units (3,275,000 units)		6/25/2015	3.3	3.9
					33.3	33.9
					447.0	513.0		7.23%
Food and Beverage
American Seafoods Group LLC and American Seafoods Partners LLC	Harvester and processor of seafood	Second lien senior secured loan ($87.0 par due 2/2024)	9.57% (Libor + 8.13%/Q)	8/21/2017	86.8	87.0	(2)(17)
		Class A units (77,922 units)		8/19/2015	0.1	0.1	(2)
		Warrant to purchase up to 7,422,078 Class A units (expires 8/2035)		8/19/2015	7.4	10.1	(2)
					94.3	97.2
Bakemark Holdings, Inc.	Manufacturer and distributor of specialty bakery ingredients	First lien senior secured loan ($1.7 par due 8/2023)	6.94% (Libor + 5.25%/Q)	8/14/2017	1.7	1.7	(2)(17)
DecoPac, Inc. (21)	Supplier of cake decorating solutions and products to in-store bakeries	First lien senior secured revolving loan ($2.3 par due 9/2023)	5.94% (Libor + 4.25%/Q)	9/29/2017	2.3	2.2	(2)(17)
		First lien senior secured revolving loan ($0.3 par due 9/2023)	5.89% (Libor + 4.25%/Q)	9/29/2017	0.3	0.3	(2)(17)
		First lien senior secured loan ($8.4 par due 9/2024)	5.94% (Libor + 4.25%/Q)	9/29/2017	8.4	8.3	(2)(17)
					11.0	10.8
Eagle Family Foods Group LLC	Manufacturer and producer of milk products	First lien senior secured loan ($0.2 par due 12/2021)	5.69% (Libor + 4.00%/Q)	8/29/2017	0.2	0.2	(2)(17)
		First lien senior secured loan ($7.9 par due 12/2021)	10.74% (Libor + 9.05%/Q)	9/11/2017	7.8	7.5	(2)(17)

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($1.4 par due 12/2021)	10.74% (Libor + 9.05%/Q)	8/22/2016	1.4	1.3	(2)(17)
		First lien senior secured loan ($20.2 par due 12/2021)	10.74% (Libor + 9.05%/Q)	8/22/2016	20.2	19.2	(3)(17)
		First lien senior secured loan ($54.8 par due 12/2021)	10.74% (Libor + 9.05%/Q)	12/31/2015	54.5	52.0	(3)(17)
					84.1	80.2
Edward Don & Company, LLC and VCP-EDC Co-Invest, LLC	Distributor of foodservice equipment and supplies	First lien senior secured loan ($47.6 par due 9/2022)	10.00% (Libor + 8.50%/Q)	3/31/2017	47.6	47.6	(2)(17)
		Membership units (2,970,000 units)		6/9/2017	3.0	3.4
					50.6	51.0
FPI Holding Corporation (8)(21)	Distributor of fruits	First lien senior secured loan ($0.7 par due 6/2018)	—	1/3/2017	0.4	0.4	(16)
Gehl Foods, LLC and GF Parent LLC	Producer of low-acid, aseptic food and beverage products	First lien senior secured loan ($120.7 par due 6/2019)	7.88% (Libor + 6.50%/Q)	7/26/2017	120.7	120.7	(2)(17)
		Class A preferred units (2,940 units)		5/13/2015	2.9	1.9	(2)
		Class A common units (60,000 units)		5/13/2015	0.1	—	(2)
		Class B common units (0.26 units)		5/13/2015	—	—	(2)
					123.7	122.6
JWC/KI Holdings, LLC	Foodservice sales and marketing agency	Membership units (5,000 units)		11/16/2015	5.0	5.3	(2)
Kettle Cuisine, LLC	Manufacturer of fresh refrigerated and frozen food products	Second lien senior secured loan ($28.5 par due 2/2022)	11.21% (Libor + 9.75%/Q)	8/21/2015	28.5	28.5	(2)(17)
NECCO Holdings, Inc. and New England Confectionery Company, Inc. (8)(21)	Producer and supplier of candy	First lien senior secured revolving loan ($21.7 par due 1/2018)	—	1/3/2017	9.7	9.2	(16)
		First lien senior secured loan ($0.6 par due 8/2018)	—	11/20/2017	0.6	—	(16)
		First lien senior secured loan ($10.9 par due 1/2018)	—	1/3/2017	0.9	1.3	(16)
		First lien senior secured loan ($0.7 par due 1/2018)	—	11/20/2017	0.7	0.1	(16)
		Common stock (860,189 shares)		1/3/2017	—	—
					11.9	10.6
RF HP SCF Investor, LLC (10)	Branded specialty food company	Membership interest (10.08% interest)		12/22/2016	12.5	14.4	(2)
Teasdale Foods, Inc. (21)	Provider of beans, sauces and hominy to the retail, foodservice and wholesale channels	First lien senior secured revolving loan ($0.2 par due 10/2020)	6.18% (Libor + 4.75%/Q)	6/30/2017	0.2	0.2	(2)(17)
		First lien senior secured revolving loan ($0.2 par due 10/2020)	8.25% (Base Rate + 3.75%/Q)	6/30/2017	0.2	0.2	(2)(17)
		Second lien senior secured loan ($33.6 par due 10/2021)	10.44% (Libor + 8.75%/Q)	1/3/2017	33.6	33.3	(2)(17)
		Second lien senior secured loan ($21.3 par due 10/2021)	10.11% (Libor + 8.75%/Q)	1/3/2017	21.3	21.1	(2)(17)
		Second lien senior secured loan ($31.5 par due 10/2021)	10.13% (Libor + 8.75%/Q)	1/3/2017	31.5	31.2	(2)(17)
					86.8	86.0
					510.5	508.7		7.17%
Power Generation
Alphabet Energy, Inc.	Technology developer to convert waste-heat into electricity	First lien senior secured loan ($3.4 par due 8/2017)		12/16/2013	3.3	0.4	(2)(16)
		Series 1B preferred stock (12,976 shares)		6/21/2016	0.2	—	(2)
		Warrant to purchase up to 125,000 shares of Series 2 preferred stock (expires 12/2023)		6/30/2016	0.1	—	(2)

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					3.6	0.4
CPV Maryland Holding Company II, LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($46.1 par due 12/2020)	5.00% Cash, 5.00% PIK	8/8/2014	46.1	42.4	(2)
		Warrant to purchase up to 4 units of common stock (expires 8/2018)		8/8/2014	—	—	(2)
					46.1	42.4
DESRI VI Management Holdings, LLC	Wind power generation facility operator	Senior subordinated loan ($13.9 par due 12/2021)	10.00%	12/24/2014	13.9	13.9	(2)
Green Energy Partners, Stonewall LLC and Panda Stonewall Intermediate Holdings II LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($24.9 par due 11/2021)	7.19% (Libor + 5.50%/Q)	11/13/2014	24.8	24.4	(2)(17)
		Senior subordinated loan ($20.2 par due 12/2021)	8.00% Cash, 5.25% PIK	11/13/2014	20.2	19.5	(2)
		Senior subordinated loan ($94.6 par due 12/2021)	8.00% Cash, 5.25% PIK	11/13/2014	94.6	91.3	(2)
					139.6	135.2
Joule Unlimited Technologies, Inc. and Stichting Joule Global Foundation	Renewable fuel and chemical production developer	First lien senior secured loan ($8.3 par due 10/2018)	—	3/31/2015	7.9	0.4	(2)(16)
		Warrant to purchase up to 32,051 shares of Series C-2 preferred stock (expires 7/2023)		7/25/2013	—	—	(2)(9)
					7.9	0.4
Moxie Patriot LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($33.9 par due 12/2020)	7.44% (Libor + 5.75%/Q)	12/19/2013	33.8	33.4	(2)(17)
Navisun LLC and Navisun Holdings LLC (8)(21)	Owner and operater of commercial and industrial solar projects	First lien senior secured loan ($2.6 par due 11/2023)	8.00% PIK	11/15/2017	2.6	2.6	(2)
		Series A Preferred units (1,000 units)	10.50% PIK	11/15/2017	0.3	0.3	(2)
		Class A units (550 units)		11/15/2017	—	—	(2)
					2.9	2.9
Panda Liberty LLC (fka Moxie Liberty LLC)	Gas turbine power generation facilities operator	First lien senior secured loan ($5.0 par due 8/2020)	8.19% (Libor + 6.50%/Q)	5/8/2017	4.6	4.6	(2)(17)
		First lien senior secured loan ($34.4 par due 8/2020)	8.19% (Libor + 6.50%/Q)	8/21/2013	34.2	31.6	(2)(17)
					38.8	36.2
Panda Temple Power II, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($19.6 par due 4/2019)	7.69% (Libor + 6.00%/Q)	4/3/2013	19.6	17.4	(2)(17)
Panda Temple Power, LLC	Gas turbine power generation facilities operator	First lien senior secured revolving loan ($2.3 par due 4/2018)	10.35% (Libor + 9.00%/Q)	4/28/2017	2.3	2.3	(2)(17)
		First lien senior secured loan ($24.8 par due 3/2022)	—	3/6/2015	23.6	18.4	(2)(16)
					25.9	20.7
PERC Holdings 1 LLC	Operator of recycled energy, combined heat and power, and energy efficiency facilities	Class B common units (21,653,543 units)		10/20/2014	21.7	24.0	(2)
Riverview Power LLC	Operator of natural gas and oil fired power generation facilities	First lien senior secured loan ($98.1 par due 12/2022)	9.69% (Libor + 8.00%/Q)	12/29/2016	95.9	98.2	(2)(17)
					449.7	425.1		5.99%
Restaurants and Food Services
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc. (8)(21)	Restaurant owner and operator	First lien senior secured loan ($3.7 par due 12/2018)	19.67% PIK (Libor + 18.00%/Q)	12/22/2016	3.7	3.7	(2)(17)
		First lien senior secured loan ($49.3 par due 12/2018)	—	11/27/2006	39.9	12.3	(2)(16)
		Promissory note ($29.2 par due 12/2023)		11/27/2006	13.8	—	(2)
		Warrant to purchase up to 0.95 units of Series D common stock (expires 12/2023)		12/18/2013	—	—	(2)

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					57.4	16.0
Benihana, Inc. (21)	Restaurant owner and operator	First lien senior secured revolving loan ($0.5 par due 7/2018)	8.57% (Libor + 7.00%/Q)	8/21/2012	0.5	0.5	(2)(17)(20)
		First lien senior secured revolving loan ($1.1 par due 7/2018)	8.69% (Libor + 7.00%/Q)	8/21/2012	1.1	1.1	(2)(17)(20)
		First lien senior secured revolving loan ($1.0 par due 7/2018)	10.25% (Base Rate + 5.75%/Q)	8/21/2012	1.0	0.9	(2)(17)(20)
		First lien senior secured loan ($0.3 par due 1/2019)	8.59% (Libor + 7.00%/Q)	12/28/2016	0.3	0.3	(2)(17)
		First lien senior secured loan ($4.7 par due 1/2019)	8.59% (Libor + 7.00%/Q)	8/21/2012	4.7	4.5	(4)(17)
					7.6	7.3
Cozzini Bros., Inc. and BH-Sharp Holdings LP (21)	Provider of commercial knife sharpening and cutlery services in the restaurant industry	First lien senior secured loan ($1.9 par due 3/2023)	7.07% (Libor + 5.50%/Q)	3/10/2017	1.9	1.9	(2)(17)
		First lien senior secured loan ($1.2 par due 3/2023)	6.92% (Libor + 5.50%/Q)	3/10/2017	1.2	1.2	(2)(17)
		First lien senior secured loan ($19.3 par due 3/2023)	6.92% (Libor + 5.50%/Q)	3/10/2017	19.3	19.3	(4)(17)
		Common units (2,950,000 units)		3/10/2017	3.0	2.8	(2)
					25.4	25.2
FWR Holding Corporation (21)	Restaurant owner, operator, and franchisor	First lien senior secured revolving loan ($0.3 par due 8/2023)	7.57% (Libor + 6.00%/Q)	8/21/2017	0.3	0.3	(2)(17)
		First lien senior secured loan ($0.2 par due 8/2023)	7.60% (Libor + 6.00%/Q)	8/21/2017	0.2	0.2	(2)(17)
		First lien senior secured loan ($2.0 par due 8/2023)	7.32% (Libor + 6.00%/Q)	8/21/2017	2.0	2.0	(2)(17)
		First lien senior secured loan ($2.0 par due 8/2023)	7.48% (Libor + 6.00%/Q)	8/21/2017	2.0	2.0	(2)(17)
					4.5	4.5
Garden Fresh Restaurant Corp. and GFRC Holdings LLC (8)(21)	Restaurant owner and operator	First lien senior secured revolving loan ($0.1 par due 2/2022)	9.50% (Libor + 8.00%/Q)	2/1/2017	0.1	0.1	(2)(17)(20)
		First lien senior secured loan ($24.9 par due 2/2022)	9.50% (Libor + 8.00%/Q)	10/3/2013	24.9	24.9	(2)(17)
					25.0	25.0
Global Franchise Group, LLC (21)	Worldwide franchisor of quick service restaurants	First lien senior secured loan ($8.7 par due 12/2019)	7.44% (Libor + 5.75%/Q)	9/15/2017	8.7	8.6	(2)(17)
Heritage Food Service Group, Inc. and WCI-HFG Holdings, LLC	Distributor of repair and replacement parts for commercial kitchen equipment	Second lien senior secured loan ($31.6 par due 10/2022)	9.92% (Libor + 8.50%/Q)	10/20/2015	31.6	31.6	(2)(17)
		Preferred units (3,000,000 units)		10/20/2015	3.0	3.6	(2)
					34.6	35.2
Hojeij Branded Foods, LLC (21)	Leading operator of airport concessions across the U.S.	First lien senior secured loan ($0.3 par due 7/2022)	7.29% (Libor + 6.00%/Q)	7/20/2017	0.3	0.3	(2)(17)
		First lien senior secured loan ($6.3 par due 7/2022)	7.57% (Libor + 6.00%/Q)	7/20/2017	6.2	6.3	(4)(17)
					6.5	6.6
Jim N Nicks Management, LLC (21)	Restaurant owner and operator	First lien senior secured revolving loan ($1.2 par due 7/2023)	6.71% (Libor + 5.25%/Q)	7/10/2017	1.2	1.2	(2)(17)
		First lien senior secured revolving loan ($0.5 par due 7/2023)	6.64% (Libor + 5.25%/Q)	7/10/2017	0.5	0.5	(2)(17)
		First lien senior secured loan ($0.6 par due 7/2023)	6.63% (Libor + 5.25%/Q)	7/10/2017	0.6	0.6	(2)(17)
		First lien senior secured loan ($0.6 par due 7/2023)	6.94% (Libor + 5.25%/Q)	7/10/2017	0.6	0.6	(2)(17)
		First lien senior secured loan ($14.1 par due 7/2023)	6.94% (Libor + 5.25%/Q)	7/10/2017	14.1	13.8	(4)(17)
					17.0	16.7

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Orion Foods, LLC (8)	Convenience food service retailer	First lien senior secured loan ($1.2 par due 9/2015)	—	4/1/2010	1.2	0.5	(2)(16)
		Second lien senior secured loan ($19.4 par due 9/2015)	—	4/1/2010	—	—	(2)(16)
		Preferred units (10,000 units)		10/28/2010	—	—	(2)
		Class A common units (25,001 units)		4/1/2010	—	—	(2)
		Class B common units (1,122,452 units)		4/1/2010	—	—	(2)
					1.2	0.5
OTG Management, LLC (21)	Airport restaurant operator	First lien senior secured revolving loan ($8.4 par due 8/2021)	9.85% (Libor + 8.50%/Q)	8/26/2016	8.4	8.4	(2)(17)
		First lien senior secured loan ($4.9 par due 8/2021)	9.88% (Libor + 8.50%/Q)	8/26/2016	4.9	4.9	(2)(17)
		First lien senior secured loan ($1.6 par due 8/2021)	9.91% (Libor + 8.50%/Q)	8/26/2016	1.6	1.6	(2)(17)
		First lien senior secured loan ($2.2 par due 8/2021)	9.98% (Libor + 8.50%/Q)	8/26/2016	2.2	2.2	(2)(17)
		First lien senior secured loan ($97.8 par due 8/2021)	9.88% (Libor + 8.50%/Q)	8/26/2016	97.8	97.8	(3)(17)
		Senior subordinated loan ($25.3 par due 2/2022)	17.50% PIK	8/26/2016	25.1	25.3	(2)
		Class A preferred units (3,000,000 units)		8/26/2016	30.0	34.7	(2)
		Common units (3,000,000 units)		1/5/2011	3.0	9.1	(2)
		Warrant to purchase up to 7.73% of common units (expires 6/2018)		6/19/2008	0.1	—	(2)
		Warrant to purchase 0.60% of the common units deemed outstanding (expires 12/2018)		8/29/2016	—	19.9	(2)
					173.1	203.9
Restaurant Holding Company, LLC	Fast food restaurant operator	First lien senior secured loan ($31.7 par due 2/2019)	9.32% (Libor + 7.75%/Q)	3/13/2014	31.6	30.7	(3)(17)
Restaurant Technologies, Inc. (21)	Provider of bulk cooking oil management services to the restaurant and fast food service industries	First lien senior secured revolving loan ($0.2 par due 11/2021)	6.32% (Libor + 4.75%/Q)	11/23/2016	0.2	0.2	(2)(17)(20)
		First lien senior secured revolving loan ($0.4 par due 11/2021)	6.30% (Libor + 4.75%/Q)	11/23/2016	0.4	0.4	(2)(17)(20)
					0.6	0.6
SFE Intermediate Holdco LLC (21)	Provider of outsourced foodservice to K-12 school districts	First lien senior secured revolving loan ($0.8 par due 7/2022)	6.50% (Libor + 5.00%/Q)	7/31/2017	0.8	0.8	(2)(17)
		First lien senior secured loan ($6.8 par due 7/2023)	6.38% (Libor + 5.00%/Q)	7/31/2017	6.7	6.8	(4)(17)
					7.5	7.6
					400.7	388.4		5.47%
Automotive Services
A.U.L. Corp. (21)	Provider of vehicle service contracts (“VSCs”) and limited warranties for passenger vehicles	First lien senior secured revolving loan ($0.4 par due 6/2023)	9.00% (Base Rate + 4.50%/Q)	6/7/2017	0.4	0.4	(2)(17)
		First lien senior secured loan ($7.8 par due 6/2023)	6.75% (Libor + 5.00%/Q)	6/7/2017	7.8	7.8	(2)(17)
					8.2	8.2
AEP Holdings, Inc. and Arrowhead Holdco Company	Distributor of non-discretionary, mission-critical aftermarket replacement parts	First lien senior secured loan ($0.1 par due 8/2021)	7.09% (Libor + 5.75%/Q)	7/21/2017	0.1	0.1	(2)(17)
		First lien senior secured loan ($3.0 par due 8/2021)	7.13% (Libor + 5.75%/Q)	7/21/2017	3.0	3.0	(2)(17)
		First lien senior secured loan ($1.5 par due 8/2021)	7.23% (Libor + 5.75%/Q)	7/21/2017	1.5	1.5	(2)(17)

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Common stock (3,467 shares)		8/31/2015	3.5	4.3	(2)
					8.1	8.9
ChargePoint, Inc.	Developer and operator of electric vehicle charging stations	Warrant to purchase up to 809,126 shares of Series E preferred stock (expires 12/2024)		12/30/2014	0.3	2.1	(2)
Dent Wizard International Corporation and DWH Equity Investors, L.P.	Automotive reconditioning services	Second lien senior secured loan ($50.0 par due 10/2020)	10.24% (Libor + 8.75%/Q)	4/7/2015	50.0	50.0	(2)(17)
		Class A common stock (10,000 shares)		4/7/2015	0.2	0.5	(2)
		Class B common stock (20,000 shares)		4/7/2015	0.4	1.0	(2)
					50.6	51.5
Eckler Industries, Inc. (21)	Restoration parts and accessories provider for classic automobiles	First lien senior secured revolving loan ($2.0 par due 12/2017)	—	7/12/2012	2.0	1.5	(2)(16)
		First lien senior secured loan ($6.6 par due 12/2017)	—	7/12/2012	6.6	4.9	(2)(16)
		First lien senior secured loan ($24.3 par due 12/2017)	—	7/12/2012	24.3	18.0	(2)(16)
		Series A preferred stock (1,800 shares)		7/12/2012	1.8	—	(2)
		Common stock (20,000 shares)		7/12/2012	0.2	—	(2)
					34.9	24.4
EcoMotors, Inc.	Engine developer	First lien senior secured loan ($9.4 par due 3/2018)	—	9/1/2015	9.1	0.1	(2)(16)
		Warrant to purchase up to 321,888 shares of Series C preferred stock (expires 12/2022)		12/28/2012	—	—	(2)
		Warrant to purchase up to 70,000 shares of Series C preferred stock (expires 2/2025)		2/24/2015	—	—	(2)
					9.1	0.1
ESCP PPG Holdings, LLC (7)	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	Class A units (3,500,000 units)		12/14/2016	3.5	2.8	(2)
Mavis Tire Supply LLC	Auto parts retailer	First lien senior secured loan ($38.5 par due 10/2020)	6.67% (Libor + 5.25%/Q)	7/26/2017	38.5	38.5	(2)(17)
		First lien senior secured loan ($2.0 par due 10/2020)	6.67% (Libor + 5.25%/Q)	10/18/2017	2.0	2.0	(2)(17)
		First lien senior secured loan ($179.0 par due 10/2020)	6.67% (Libor + 5.25%/Q)	7/26/2017	179.0	179.0	(2)(17)
					219.5	219.5
Simpson Performance Products, Inc.	Provider of motorsports safety equipment	First lien senior secured loan ($10.0 par due 2/2020)	9.25% (Libor + 7.59%/Q)	2/20/2015	10.0	10.0	(2)(17)
		First lien senior secured loan ($18.3 par due 2/2020)	9.25% (Libor + 7.59%/Q)	2/20/2015	18.3	18.3	(3)(17)
					28.3	28.3
SK SPV IV, LLC	Collision repair site operators	Series A common stock (12,500 units)		8/18/2014	0.6	3.2	(2)
		Series B common stock (12,500 units)		8/18/2014	0.6	3.2	(2)
					1.2	6.4
					363.7	352.2		4.96%
Education
Campus Management Acquisition Corp. (7)	Education software developer	Preferred stock (485,159 shares)		2/8/2008	10.5	11.0	(2)
Excelligence Holdings Corp.	Developer, manufacturer and retailer of educational products	First lien senior secured loan ($10.0 par due 4/2023)	7.35% (Libor + 6.00%/Q)	4/17/2017	10.0	9.6	(4)(17)
Flinn Scientific, Inc. and WCI-Quantum Holdings, Inc.	Distributor of instructional products, services and resources	First lien senior secured loan ($32.0 par due 10/2020)	6.50% (Libor + 5.00%/Q)	7/26/2017	32.0	32.0	(2)(17)

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($38.7 par due 10/2020)	6.37% (Libor + 5.00%/Q)	7/26/2017	38.7	38.7	(2)(17)
		Series A preferred stock (1,272 shares)		10/24/2014	1.0	1.2	(2)
					71.7	71.9
Frontline Technologies Group Holding LLC, Frontline Technologies Blocker Buyer, Inc., Frontline Technologies Holdings, LLC and Frontline Technologies Parent, LLC (21)	Provider of human capital management (“HCM”) and SaaS-based software solutions to employees and administrators of K-12 school organizations	First lien senior secured loan ($39.6 par due 9/2023)	8.09% (Libor + 6.50%/Q)	9/19/2017	39.1	39.0	(2)(17)
		Class A preferred units (4,574 units)		9/18/2017	4.6	4.8
		Class B units (499,050 units)		9/18/2017	—	—
					43.7	43.8
Infilaw Holding, LLC (21)	Operator of for-profit law schools	First lien senior secured revolving loan ($4.5 par due 2/2018)	—	8/25/2011	3.5	—	(2)(16)(20)
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc. (21)	Private school operator	First lien senior secured revolving loan ($11.8 par due 12/2018)	12.50% (Base Rate + 8.00%/Q)	5/18/2017	11.8	11.8	(2)(17)
		First lien senior secured loan ($3.2 par due 12/2018)	10.50% (Libor + 9.00%/Q)	10/31/2015	3.2	3.2	(2)(17)
		Senior preferred series A-1 shares (163,902 shares)		10/31/2015	119.4	25.2	(2)
		Series B preferred stock (1,401,385 shares)		8/5/2010	4.0	—	(2)
		Series C preferred stock (1,994,644 shares)		6/7/2010	0.5	—	(2)
		Series B preferred stock (348,615 shares)		8/5/2010	1.0	—	(2)
		Series C preferred stock (517,942 shares)		6/7/2010	0.1	—	(2)
		Common stock (16 shares)		6/7/2010	—	—	(2)
		Common stock (4 shares)		6/7/2010	—	—	(2)
					140.0	40.2
Liaison Acquisition, LLC (21)	Provider of centralized applications services to educational associations	Second lien senior secured loan ($15.0 par due 8/2023)	10.81% (Libor + 9.25%/Q)	2/9/2017	14.7	15.0	(2)(17)
PIH Corporation and Primrose Holding Corporation (7)(21)	Franchisor of education-based early childhood centers	First lien senior secured revolving loan ($0.6 par due 12/2018)	6.63% (Libor + 5.25%/Q)	12/13/2013	0.6	0.6	(2)(17)
		First lien senior secured revolving loan ($0.4 par due 12/2018)	8.75% (Base Rate + 4.25%/Q)	12/13/2013	0.4	0.4	(2)(17)
		First lien senior secured loan ($1.6 par due 12/2018)	7.07% (Libor + 5.50%/Q)	12/15/2017	1.6	1.6	(2)(17)
		Common stock (7,227 shares)		1/3/2017	10.7	17.8
					13.3	20.4
R3 Education Inc., Equinox EIC Partners LLC and Sierra Education Finance Corp.	Medical school operator	Preferred stock (1,977 shares)		7/30/2008	0.5	0.5	(2)
		Common membership interest (15.76% interest)		9/21/2007	15.8	26.2	(2)
		Warrant to purchase up to 27,890 shares (expires 11/2019)		12/8/2009	—	9.1	(2)
					16.3	35.8
Regent Education, Inc.	Provider of software solutions designed to optimize the financial aid and enrollment processes	Warrant to purchase up to 987 shares of common stock (expires 12/2026)		12/23/2016	—	—	(2)
		Warrant to purchase up to 5,393,194 shares of common stock (expires 12/2026)		12/23/2016	—	—	(2)
					—	—

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
RuffaloCODY, LLC (21)	Provider of student fundraising and enrollment management services	First lien senior secured revolving loan	—	5/29/2013	—	—	(19)
Severin Acquisition, LLC (21)	Provider of student information system software solutions to the K-12 education market	Second lien senior secured loan ($38.7 par due 7/2022)	10.32% (Libor + 8.75%/Q)	2/1/2017	37.9	38.7	(2)(17)
		Second lien senior secured loan ($3.1 par due 7/2022)	10.57% (Libor + 9.00%/Q)	10/14/2016	3.1	3.1	(17)
		Second lien senior secured loan ($4.2 par due 7/2022)	10.32% (Libor + 8.75%/Q)	10/28/2015	4.1	4.2	(2)(17)
		Second lien senior secured loan ($15.0 par due 7/2022)	10.32% (Libor + 8.75%/Q)	7/31/2015	14.8	15.0	(2)(17)
		Second lien senior secured loan ($3.3 par due 7/2022)	10.82% (Libor + 9.25%/Q)	2/1/2016	3.2	3.3	(2)(17)
		Second lien senior secured loan ($2.8 par due 7/2022)	10.82% (Libor + 9.25%/Q)	8/8/2016	2.8	2.8	(17)
		Second lien senior secured loan ($3.1 par due 7/2022)	10.57% (Libor + 9.00%/Q)	1/3/2017	3.1	3.1	(17)
		Second lien senior secured loan ($5.5 par due 7/2022)	10.32% (Libor + 8.75%/Q)	1/3/2017	5.5	5.5	(2)(17)
		Second lien senior secured loan ($20.0 par due 7/2022)	10.32% (Libor + 8.75%/Q)	1/3/2017	20.0	20.0	(2)(17)
		Second lien senior secured loan ($4.4 par due 7/2022)	10.82% (Libor + 9.25%/Q)	1/3/2017	4.4	4.4	(2)(17)
		Second lien senior secured loan ($2.8 par due 7/2022)	10.82% (Libor + 9.25%/Q)	1/3/2017	2.8	2.8	(17)
					101.7	102.9
					425.4	350.6		4.94%
Wholesale Distribution
DFS Holding Company, Inc.	Distributor of maintenance, repair, and operations parts, supplies, and equipment to the foodservice industry	First lien senior secured loan ($4.7 par due 2/2022)	6.69% (Libor + 5.00%/Q)	3/1/2017	4.7	4.6	(2)(17)
		First lien senior secured loan ($188.7 par due 2/2022)	7.19% (Libor + 5.50%/Q)	7/26/2017	188.7	186.8	(2)(17)
					193.4	191.4
Flow Solutions Holdings, Inc.	Distributor of high value fluid handling, filtration and flow control products	Second lien senior secured loan ($6.0 par due 10/2018)	10.57% (Libor + 9.00%/Q)	12/16/2014	6.0	6.0	(2)(17)
		Second lien senior secured loan ($29.5 par due 10/2018)	10.57% (Libor + 9.00%/Q)	12/16/2014	29.5	29.5	(2)(17)
					35.5	35.5
KHC Holdings, Inc. and Kele Holdco, Inc. (21)	Catalog-based distribution services provider for building automation systems	First lien senior secured revolving loan ($0.7 par due 10/2020)	5.80% (Libor + 4.25%/Q)	1/3/2017	0.7	0.7	(2)(17)
		First lien senior secured loan ($66.2 par due 10/2022)	7.69% (Libor + 6.00%/Q)	1/3/2017	66.2	66.2	(3)(17)
		Common stock (30,000 shares)		1/3/2017	3.1	3.1
					70.0	70.0
					298.9	296.9		4.18%
Oil and Gas
Moss Creek Resources, LLC	Exploration and production company	Senior subordinated loan ($30.0 par due 4/2022)	9.50% (Libor + 8.00%/Q)	5/5/2017	29.7	30.0	(2)(17)
Penn Virginia Holding Corp.	Exploration and production company	Second lien senior secured loan ($90.1 par due 9/2022)	8.57% (Libor + 7.00%/Q)	9/28/2017	90.1	88.3	(2)(17)
Petroflow Energy Corporation and TexOak Petro Holdings LLC (7)	Oil and gas exploration and production company	First lien senior secured loan ($12.8 par due 6/2019)	3.36% (Libor + 2.00%/Q)	6/29/2016	11.7	12.4	(2)(17)
		Second lien senior secured loan ($24.7 par due 12/2019)	—	6/29/2016	21.9	—	(2)(16)
		Common units (202,000 units)		6/29/2016	11.1	—
					44.7	12.4

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
VPROP Operating, LLC and Vista Proppants and Logistics, LLC	Sand based proppant producer and distributor to the oil and natural gas industry	First lien senior secured loan ($28.2 par due 8/2021)	10.98% (Libor + 9.50%/Q)	8/1/2017	28.1	28.2	(2)(17)
		First lien senior secured loan ($35.3 par due 8/2021)	10.74% (Libor + 8.50% Cash, 1.00% PIK/Q)	11/9/2017	35.3	35.3	(2)(17)
		First lien senior secured loan ($15.2 par due 3/2021)	10.98% (Libor + 8.50% Cash, 1.00% PIK/Q)	3/1/2017	15.2	15.2	(2)(17)
		First lien senior secured loan ($75.5 par due 3/2021)	10.98% (Libor + 8.50% Cash, 1.00% PIK/Q)	3/1/2017	75.5	75.5	(3)(17)
		Common units (997,864 units)		11/9/2017	9.7	9.7	(2)
					163.8	163.9
					328.3	294.6		4.15%
Containers and Packaging
GS Pretium Holdings, Inc.	Manufacturer and supplier of high performance plastic containers	Common stock (500,000 shares)		6/2/2014	0.5	0.8	(2)
ICSH Parent, Inc. and Vulcan Container Services Holdings, Inc.	Industrial container manufacturer, reconditioner and servicer	Second lien senior secured loan ($63.6 par due 4/2025)	9.38% (Libor + 8.00%/Q)	4/28/2017	62.9	63.6	(2)(17)
		Series A common stock (24,900 shares)		4/28/2017	2.5	3.3	(2)
					65.4	66.9
LBP Intermediate Holdings LLC (21)	Manufacturer of paper and corrugated foodservice packaging	First lien senior secured revolving loan	—	7/10/2015	—	—	(19)
		First lien senior secured loan ($11.8 par due 7/2020)	7.19% (Libor + 5.50%/Q)	7/10/2015	11.8	11.8	(3)(17)
		First lien senior secured loan ($5.0 par due 7/2020)	7.19% (Libor + 5.50%/Q)	7/10/2015	5.0	5.0	(4)(17)
					16.8	16.8
Microstar Logistics LLC, Microstar Global Asset Management LLC, and MStar Holding Corporation	Keg management solutions provider	Second lien senior secured loan ($78.5 par due 12/2018)	9.05% (Libor + 7.50%/Q)	12/14/2012	78.5	78.5	(2)(17)
		Second lien senior secured loan ($54.0 par due 12/2018)	9.05% (Libor + 7.50%/Q)	12/14/2012	54.0	54.0	(3)(17)
		Second lien senior secured loan ($10.0 par due 12/2018)	9.05% (Libor + 7.50%/Q)	12/14/2012	10.0	10.0	(4)(17)
		Common stock (50,000 shares)		12/14/2012	4.0	6.8	(2)
					146.5	149.3
NSI Holdings, Inc. (7)	Manufacturer of plastic containers for the wholesale nursery industry	Series A preferred stock (2,192 shares)		1/3/2017	—	—
Ranpak Corp.	Manufacturer and marketer of paper-based protective packaging systems and materials	Second lien senior secured loan ($13.3 par due 10/2022)	8.75% (Libor + 7.25%/Q)	1/3/2017	12.8	13.3	(2)(17)
					242.0	247.1		3.48%
Environmental Services
MPH Energy Holdings, LP	Operator of municipal recycling facilities	Limited partnership interest (3.13% interest)		1/8/2014	—	—	(2)
RE Community Holdings GP, LLC and RE Community Holdings, LP	Operator of municipal recycling facilities	Limited partnership interest (2.86% interest)		3/1/2011	—	—	(2)
		Limited partnership interest (2.49% interest)		3/1/2011	—	—	(2)
					—	—
Soil Safe, Inc. and Soil Safe Acquisition Corp. (8)(21)	Provider of soil treatment, recycling and placement services	First lien senior secured revolving loan	—	1/3/2017	—	—	(19)
		First lien senior secured loan ($22.0 par due 1/2020)	8.00% (Libor + 6.25%/Q)	1/3/2017	22.0	22.0	(2)(17)

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Second lien senior secured loan ($12.7 par due 6/2020)	10.75% (Libor + 7.75%/Q)	1/3/2017	12.7	12.7	(2)(17)
		Senior subordinated loan ($36.7 par due 12/2020)	16.50% PIK	1/3/2017	36.7	36.7	(2)
		Senior subordinated loan ($31.5 par due 12/2020)	14.50% PIK	1/3/2017	31.5	31.5	(2)
		Senior subordinated loan ($30.5 par due 12/2020)	—	1/3/2017	11.5	4.0	(16)
		Common stock (810 shares)		1/3/2017	—	—
					114.4	106.9
Storm UK Holdco Limited and Storm US Holdco Inc. (9)(21)	Provider of water infrastructure software solutions for municipalities / utilities and engineering consulting firms	First lien senior secured revolving loan ($0.1 par due 5/2022)	9.00% (Base Rate + 4.50%/Q)	5/5/2017	0.1	0.1	(2)(17)
		First lien senior secured loan ($1.6 par due 5/2023)	6.89% (Libor + 5.50%/Q)	5/5/2017	1.6	1.5	(2)(17)
					1.7	1.6
Waste Pro USA, Inc	Waste management services	Second lien senior secured loan ($75.2 par due 10/2020)	9.05% (Libor + 7.50%/Q)	10/15/2014	75.2	75.2	(3)(17)
					191.3	183.7		2.59%
Printing, Publishing and Media
Connoisseur Media, LLC	Owner and operator of radio stations	First lien senior secured loan ($21.0 par due 6/2019)	7.74% (Libor + 6.38%/Q)	7/26/2017	21.0	20.8	(2)(17)
		First lien senior secured loan ($0.1 par due 6/2019)	9.88% (Base Rate + 5.38%/Q)	7/26/2017	0.1	0.1	(2)(17)
		First lien senior secured loan ($0.7 par due 6/2019)	8.07% (Libor + 6.38%/Q)	7/26/2017	0.7	0.6	(2)(17)
		First lien senior secured loan ($0.3 par due 6/2019)	8.07% (Libor + 6.38%/Q)	7/26/2017	0.3	0.3	(4)(17)
		First lien senior secured loan ($41.4 par due 6/2019)	7.76% (Libor + 6.38%/Q)	7/26/2017	41.4	41.0	(2)(17)
		First lien senior secured loan ($17.8 par due 6/2019)	7.76% (Libor + 6.38%/Q)	7/26/2017	17.8	17.6	(4)(17)
					81.3	80.4
Earthcolor Group, LLC	Printing management services	Limited liability company interests (9.30%)		5/18/2012	—	—
EDS Group (8)(9)	Provider of print and digital services	Common stock (2,432,750 shares)		1/3/2017	—	2.7
Roark-Money Mailer LLC	Marketer, advertiser and distributor of coupons in the mail industry	Membership units (35,000 units)		1/3/2017	—	—
The Teaching Company Holdings, Inc.	Education publications provider	Preferred stock (10,663 shares)		9/29/2006	1.1	2.4	(2)
		Common stock (15,393 shares)		9/29/2006	—	—	(2)
					1.1	2.4
					82.4	85.5		1.20%
Chemicals
AMZ Holding Corp. (21)	Specialty chemicals manufacturer	First lien senior secured loan ($12.2 par due 6/2022)	6.57% (Libor + 5.00%/Q)	6/27/2017	12.2	12.2	(4)(17)
Genomatica, Inc.	Developer of a biotechnology platform for the production of chemical products	Warrant to purchase 322,422 shares of Series D preferred stock (expires 3/2023)		3/28/2013	—	—	(2)
K2 Pure Solutions Nocal, L.P. (21)	Chemical producer	First lien senior secured revolving loan ($1.5 par due 2/2021)	8.70% (Libor + 7.13%/Q)	8/19/2013	1.5	1.5	(2)(17)
		First lien senior secured loan ($40.0 par due 2/2021)	7.57% (Libor + 6.00%/Q)	8/19/2013	40.0	40.0	(3)(17)
		First lien senior secured loan ($13.0 par due 2/2021)	7.57% (Libor + 6.00%/Q)	8/19/2013	13.0	13.0	(4)(17)
					54.5	54.5
					66.7	66.7		0.94%
Retail

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Fashion Holding Luxembourg SCA (Modacin/Camaeiu) (8)(9)	Retailer of women's clothing	Preferred stock (241,776,675 shares)		1/3/2017	—	—
Galls, LLC	Distributor of public safety, private security and defense products in the United States	Second lien senior secured loan ($2.0 par due 8/2021)	9.71% (Libor + 8.25%/Q)	8/25/2017	2.0	2.0	(2)(17)
		Second lien senior secured loan ($7.1 par due 8/2021)	9.85% (Libor + 8.25%/Q)	8/25/2017	7.1	7.1	(2)(17)
		Second lien senior secured loan ($1.9 par due 8/2021)	9.94% (Libor + 8.25%/Q)	8/25/2017	1.9	1.9	(2)(17)
		Second lien senior secured loan ($14.3 par due 8/2021)	9.94% (Libor + 8.25%/Q)	1/3/2017	14.3	14.3	(2)(17)
		Second lien senior secured loan ($26.0 par due 8/2021)	9.94% (Libor + 8.25%/Q)	1/3/2017	26.0	26.0	(2)(17)
					51.3	51.3
Paper Source, Inc. and Pine Holdings, Inc. (21)	Retailer of fine and artisanal paper products	First lien senior secured loan ($9.6 par due 9/2019)	7.94% (Libor + 6.25%/Q)	9/23/2013	9.6	9.4	(4)(17)
		Class A common stock (36,364 shares)		9/23/2013	6.0	3.1	(2)
					15.6	12.5
Things Remembered, Inc. and TRM Holdco Corp. (7)(21)	Personalized gifts retailer	First lien senior secured loan ($12.3 par due 3/2020)	—	8/30/2016	10.5	1.5	(2)(16)
		Common stock (10,631,940 shares)		8/30/2016	6.1	—	(2)
					16.6	1.5
					83.5	65.3		0.92%
Aerospace and Defense
Cadence Aerospace, LLC (21)	Aerospace precision components manufacturer	First lien senior secured revolving loan ($0.7 par due 11/2022)	7.91% (Libor + 6.50%/Q)	11/14/2017	0.7	0.7	(2)(17)(20)
		First lien senior secured loan ($32.5 par due 11/2023)	7.91% (Libor + 6.50%/Q)	11/14/2017	32.2	32.2	(2)(17)
					32.9	32.9
Jazz Acquisition, Inc.	Designer and distributor of aftermarket replacement components to the commercial airlines industry	Second lien senior secured loan ($25.0 par due 6/2022)	8.44% (Libor + 6.75%/Q)	1/3/2017	19.8	22.5	(2)(17)
					52.7	55.4		0.78%
Health Clubs
Athletic Club Holdings, Inc.	Premier health club operator	First lien senior secured loan ($35.0 par due 10/2020)	10.07% (Libor + 8.50%/Q)	10/11/2007	35.0	35.0	(3)(17)
CFW Co-Invest, L.P., NCP Curves, L.P. and Curves International Holdings, Inc.	Health club franchisor	Limited partnership interest (4,152,165 shares)		7/31/2012	4.2	4.4	(2)
		Limited partnership interest (2,218,235 shares)		7/31/2012	2.2	9.7	(2)(9)
		Common stock (1,680 shares)		11/12/2014	—	—	(2)(9)
					6.4	14.1
Movati Athletic (Group) Inc. (9)(21)	Premier health club operator	First lien senior secured loan ($0.3 par due 10/2022)	5.90% (Libor + 4.50%/Q)	10/5/2017	0.3	0.3	(2)(17)
		First lien senior secured loan ($3.1 par due 10/2022)	5.91% (Libor + 4.50%/Q)	10/5/2017	3.0	3.0	(2)(17)
					3.3	3.3
					44.7	52.4		0.74%
Farming and Agriculture
QC Supply, LLC (21)	Specialty distributor and solutions provider to the swine and poultry markets	First lien senior secured revolving loan ($4.0 par due 12/2021)	7.57% (Libor + 6.00%/Q)	12/29/2016	4.0	3.9	(2)(17)
		First lien senior secured loan ($2.5 par due 12/2022)	7.57% (Libor + 6.00%/Q)	12/29/2016	2.5	2.4	(2)(17)
		First lien senior secured loan ($11.2 par due 12/2022)	7.57% (Libor + 6.00%/Q)	12/29/2016	11.2	11.0	(2)(17)

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($14.9 par due 12/2022)	7.57% (Libor + 6.00%/Q)	12/29/2016	14.9	14.6	(4)(17)
					32.6	31.9
					32.6	31.9		0.45%
Hotel Services
Pyramid Management Advisors, LLC and Pyramid Investors, LLC	Hotel Operator	First lien senior secured loan ($3.0 par due 7/2021)	8.69% (Libor + 7.00%/Q)	7/15/2016	3.0	3.0	(2)(17)
		First lien senior secured loan ($19.5 par due 7/2021)	11.37% (Libor + 10.06%/Q)	7/15/2016	19.5	19.5	(3)(17)
		Membership units (996,833 units)		7/15/2016	1.0	0.8	(2)
					23.5	23.3
					23.5	23.3		0.33%
Computers and Electronics
Everspin Technologies, Inc.	Designer and manufacturer of computer memory solutions	Warrant to purchase up to 18,461 shares of common stock (expires 10/2026)		6/5/2015	0.4	—	(5)(24)
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation (8)	Provider of high-speed intelligent document scanning hardware and software	Senior subordinated loan ($8.3 par due 6/2022)	14.00%	1/3/2017	8.1	8.3	(2)
		Senior subordinated loan ($8.3 par due 6/2022)	14.00%	1/3/2017	8.1	8.3	(2)
		Series A preferred stock (66,424,135 shares)		1/3/2017	—	4.5
		Class A common stock (33,173 shares)		1/3/2017	—	—
		Class B common stock (134,214 shares)		1/3/2017	—	—
					16.2	21.1
					16.6	21.1		0.30%
Telecommunications
Adaptive Mobile Security Limited (9)	Developer of security software for mobile communications networks	First lien senior secured loan ($0.9 par due 10/2018)	12.00% (EURIBOR + 8.00% Cash, 2.00% PIK/M)	10/17/2016	0.8	0.8	(2)(17)
		First lien senior secured loan ($0.8 par due 7/2018)	12.00% (EURIBOR + 8.00% Cash, 2.00% PIK/M)	1/16/2015	0.7	0.7	(2)(17)
		First lien senior secured loan ($0.3 par due 10/2018)	12.00% (EURIBOR + 8.00% Cash, 2.00% PIK/M)	1/16/2015	0.3	0.3	(2)(17)
					1.8	1.8
CHL, LTD.	Repair and service solutions provider for cable, satellite and telecommunications based service providers	Warrant to purchase up to 120,000 shares of Series A common stock (expires 5/2020)		1/3/2017	—	—
		Warrant to purchase up to 280,000 shares of Series B common stock (expires 5/2020)		1/3/2017	—	—
		Warrant to purchase up to 80,000 shares of Series C common stock (expires 5/2020)		1/3/2017	—	—
					—	—
LTG Acquisition, Inc.	Designer and manufacturer of display, lighting and passenger communication systems for mass transportation markets	Class A membership units (5,000 units)		1/3/2017	5.1	1.7
Startec Equity, LLC (8)	Communication services	Member interest		4/1/2010	—	—
					6.9	3.5		0.05%
Commercial Real Estate Financial

As of December 31, 2017
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(6)(12)	Acquisition Date	Amortized Cost	Fair Value	Percentage of Net Assets
ACAS Real Estate Holdings Corporation (8)	Real estate holding company	Common stock (1,000 shares)		1/3/2017	2.6	2.1
NECCO Realty Investments LLC (8)	Real estate holding company	Membership units (7,450 units)		1/3/2017	—	—
					2.6	2.1	0.03%
Housing and Building Materials
Halex Holdings, Inc. (8)(21)	Manufacturer of flooring installation products	First lien senior secured revolving loan ($1.1 par due 12/2018)		1/24/2017	1.1	—
		Common stock (51,853 shares)		1/3/2017	—	—
					1.1	—
					1.1	—	—%
Total Investments					$11,904.5	$11,840.6	166.83%

Derivative Instruments

Foreign currency forward contracts

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Appreciation / (Depreciation)
Foreign currency forward contract	$3	CAD	4	Bank of Montreal	January 4, 2018	$—
Foreign currency forward contract	$8	CAD	10	Bank of Montreal	January 16, 2018	—
Foreign currency forward contract	$81	CAD	103	Bank of Montreal	February 16, 2018	(1)
Foreign currency forward contract	$18		€15	Bank of Montreal	January 16, 2018	—
Foreign currency forward contract	$9		€8	Bank of Montreal	February 15, 2018	—
Foreign currency forward contract	$2		€2	Bank of Montreal	March 15, 2018	—
Foreign currency forward contract	$90		£68	Bank of Montreal	February 15, 2018	(2)
Foreign currency forward contract	$12		£9	Bank of Montreal	February 16, 2018	—
Total						$(3)

Interest rate swap

Description	Payment Terms		Counterparty	Maturity Date	Notional Amount	Value	Upfront Payments/Receipts	Unrealized Appreciation / (Depreciation)
Interest rate swap	Pay Fixed 2.0642%	Receive Floating One-Month LIBOR of 1.50%	Bank of Montreal	January 4, 2021	$395	$(1)	$—	$(1)
Total								$(1)
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

	For the year ended December 31, 2017									As of December 31, 2017
(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)	Fair Value
Campus Management Acquisition Corp.	$—	$—	$—	$—	$—	$—	$—	$—	$0.7	$11.0
Crown Health Care Laundry Services, LLC and Crown Laundry Holdings, LLC	$14.0	$0.8	$—	$1.1	$0.1	$—	$0.2	$—	$1.0	$28.5
ESCP PPG Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(0.9)	$2.8
Financial Asset Management Systems, Inc. and FAMS Holdings, Inc.	$3.0	$3.0	$—	$—	$—	$—	$—	$—	$—	$—
Ioxus, Inc	$—	$—	$—	$1.3	$—	$—	$—	$—	$(0.1)	$11.2
Multi-Ad Services, Inc.	$—	$—	$—	$—	$—	$—	$—	$0.1	$—	$—
NSI Holdings, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Petroflow Energy Corporation and TexOak Petro Holdings LLC	$—	$2.6	$1.8	$0.4	$—	$—	$—	$0.2	$(4.8)	$12.4
PIH Corporation and Primrose Holding Corporation	$17.0	$6.2	$—	$—	$—	$1.4	$—	$—	$7.0	$20.4
Shock Doctor, Inc. and Shock Doctor Holdings, LLC	$—	$—	$—	$10.7	$—	$—	$0.1	$—	$(9.1)	$86.1
Things Remembered, Inc. and TRM Holdco Corp.	$5.1	$5.0	$0.3	$0.1	$—	$—	$0.1	$—	$(1.9)	$1.5
UL Holding Co., LLC	$—	$—	$—	$3.3	$—	$—	$—	$—	$6.3	$42.4
	$39.1	$17.6	$2.1	$16.9	$0.1	$1.4	$0.4	$0.3	$(1.8)	$216.3

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

	For the year ended December 31, 2017									As of December 31, 2017
(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)	Fair Value
10th Street, LLC and New 10th Street, LLC	$—	$53.3	$0.6	$2.0	$—	$—	$—	$34.5	$(34.7)	$—

	For the year ended December 31, 2017									As of December 31, 2017
(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)	Fair Value
ACAS 2007-1 CLO	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
ACAS Equity Holdings Corporation	$0.5	$—	$—	$—	$—	$—	$—	$—	$(0.1)	$0.4
ACAS Real Estate Holdings Corporation	$2.6	$—	$—	$—	$—	$—	$—	$—	$(0.5)	$2.1
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc.	$—	$—	$—	$0.6	$—	$—	$0.1	$—	$(15.9)	$16.0
Alcami Holdings, LLC	$273.1	$5.5	$0.3	$29.8	$—	$—	$2.1	$—	$166.8	$442.3
AllBridge Financial, LLC	$—	$—	$—	$—	$—	$0.4	$—	$—	$(0.4)	$—
Ares IIIR/IVR CLO Ltd.	$—	$5.2	$—	$0.4	$—	$—	$—	$0.5	$0.1	$0.1
Bellotto Holdings Limited	$193.6	$193.6	$—	$—	$—	$—	$—	$58.1	$—	$—
Callidus Capital Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—	$1.7
Ciena Capital LLC	$—	$—	$10.0	$0.8	$—	$—	$—	$—	$10.6	$32.3
CoLTS 2005-1	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
CoLTS 2005-2	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Columbo Midco Limited, Columbo Bidco Limited and Columbo Topco Limited	$27.9	$—	$—	$—	$—	$—	$—	$—	$12.7	$40.6
Community Education Centers, Inc. and CEC Parent Holdings LLC	$—	$36.2	$38.1	$1.2	$—	$8.4	$0.1	$24.3	$(10.9)	$—
Competitor Group, Inc., Calera XVI, LLC and Champion Parent Corporation	$0.5	$18.6	$42.8	$—	$—	$—	$—	$(20.1)	$17.3	$0.2
CSHM LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
EDS Group	$11.8	$12.1	$—	$0.4	$—	$—	$—	$3.3	$2.7	$2.7
ETG Holdings, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
European Capital Private Debt LP	$97.9	$0.3	$97.7	$—	$—	$—	$—	$1.1	$—	$—
European Capital UK SME Debt LP	$46.8	$4.8	$0.8	$—	$—	$—	$—	$0.1	$0.6	$41.7
Fashion Holding Luxembourg SCA (Modacin/Camaeiu)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
FPI Holding Corporation	$0.4	$—	$—	$—	$—	$—	$—	$—	$(1.0)	$0.4
Garden Fresh Restaurant Corp. and GFRC Holdings LLC	$14.6	$12.3	$18.9	$3.6	$—	$—	$0.2	$—	$2.0	$25.0
Halex Holdings, Inc.	$1.1	$—	$—	$—	$—	$—	$—	$2.4	$(2.0)	$—
HALT Medical, Inc.	$0.7	$—	$0.6	$—	$—	$—	$—	$—	$—	$—
Hard 8 Games, LLC	$9.4	$—	$9.4	$—	$—	$—	$—	$4.6	$—	$—
HCI Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—	$0.1
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation	$16.1	$—	$—	$2.4	$—	$—	$0.6	$—	$5.0	$21.1
Ivy Hill Asset Management, L.P.	$228.6	$155.5	$—	$—	$—	$40.0	$—	$—	$12.8	$315.1
LLSC Holdings Corporation (dba Lawrence Merchandising Services)	$19.2	$—	$—	$—	$—	$—	$0.2	$—	$(1.0)	$18.2
Miles 33 (Finance) Limited	$15.2	$1.5	$0.6	$2.0	$—	$—	$—	$0.2	$3.9	$17.9
Montgomery Lane, LLC and Montgomery Lane, Ltd.	$2.2	$2.3	$—	$—	$—	$—	$—	$1.1	$0.6	$0.6
MVL Group, Inc.	$—	$0.2	$—	$—	$—	$—	$—	$0.1	$—	$—
Navisun LLC and Navisun Holdings LLC	$2.9	$—	$—	$—	$—	$—	$—	$—	$—	$2.9
NECCO Holdings, Inc.	$60.4	$41.9	$7.1	$—	$—	$—	$—	$—	$(1.3)	$10.6
NECCO Realty Investments LLC	$32.7	$27.4	$6.4	$1.2	$—	$—	$—	$13.0	$—	$—
Orion Foods, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—	$0.5
Pillar Processing LLC and PHL Investors, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Rug Doctor, LLC and RD Holdco Inc.	$30.9	$—	$—	$1.9	$—	$—	$—	$—	$(3.2)	$27.7
S Toys Holdings LLC (fka The Step2 Company, LLC)	$—	$—	$—	$—	$—	$—	$—	$6.8	$(5.7)	$0.5

	For the year ended December 31, 2017									As of December 31, 2017
(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)	Fair Value
Senior Direct Lending Program, LLC	$221.4	$2.0	$2.1	$52.3	$9.1	$—	$1.5	$—	$—	$487.1
Senior Secured Loan Fund LLC	$—	$1,938.4	$—	$69.3	$0.9	$—	$4.5	$(17.5)	$24.2	$—
Soil Safe, Inc. and Soil Safe Acquisition Corp.	$110.6	$4.2	$1.0	$13.0	$—	$—	$0.1	$—	$(7.6)	$106.9
Startec Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
The Greeley Company, Inc. and HCP Acquisition Holdings, LLC	$—	$—	$12.8	$—	$—	$—	$—	$(12.3)	$12.4	$—
	$1,421.1	$2,515.3	$249.2	$180.9	$10.0	$48.8	$9.4	$100.2	$187.4	$1,614.7
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

(14)
The Company sold a participating interest of approximately $9 of aggregate principal amount of the portfolio company’s second lien senior secured term loan as a “first out” tranche.  As the transaction did not qualify as a “true sale” in accordance with U.S. generally accepted accounting principles, the Company recorded a corresponding $9 secured borrowing included in “accounts payable and other liabilities” in the accompanying consolidated balance sheet.”

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions, except per share data)
(unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Overdistributed Net Investment Income	Accumulated Undistributed Net Realized Gains on Investments, Foreign Currency Transactions, Extinguishment of Debt and Other Assets	Net Unrealized Gains (Losses) on Investments, Foreign Currency and Other Transactions	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	426	$—	$7,192	$(81)	$72	$(85)	$7,098
Net increase in stockholders’ equity resulting from operations	—	—	—	306	15	175	496
Dividends declared and payable ($0.76 per share)	—	—	—	(324)	—	—	(324)
Balance at June 30, 2018	426	$—	$7,192	$(99)	$87	$90	$7,270

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(unaudited)

	For the Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$496	$296
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Net realized gains on investments and foreign currency and other transactions	(15)	(112)
Net unrealized (gains) losses on investments, foreign currency and other transactions	(175)	30
Realized losses on extinguishment of debt	—	4
Net accretion of discount on investments	(7)	(5)
PIK interest and dividends	(49)	(37)
Collections of payment-in-kind interest and dividends	—	47
Amortization of debt issuance costs	9	9
Net accretion of discount on notes payable	3	3
Acquisition of American Capital, net of cash acquired	—	(2,381)
Proceeds from sales and repayments of investments	3,462	2,802
Purchases of investments	(2,883)	(2,730)
Changes in operating assets and liabilities:
Interest receivable	4	12
Other assets	(4)	(17)
Base management fees payable	1	10
Income based fees payable	2	(12)
Capital gains incentive fees payable	38	25
Accounts payable and other liabilities	(47)	(99)
Interest and facility fees payable	5	9
Net cash provided by (used in) operating activities	840	(2,146)
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	1,839
Borrowings on debt	3,247	7,090
Repayments and repurchases of debt	(3,561)	(6,124)
Debt issuance costs	(9)	(28)
Dividends paid	(324)	(318)
Net cash (used in) provided by financing activities	(647)	2,459
CHANGE IN CASH AND CASH EQUIVALENTS	193	313
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	316	223
CASH AND CASH EQUIVALENTS, END OF PERIOD	$509	$536
Supplemental Information:
Interest paid during the period	$97	$85
Taxes, including excise tax, paid during the period	$18	$19
Dividends declared and payable during the period	$324	$324
Deemed contribution from Ares Capital Management (see Note 14)		$54

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2018
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

The base management fee is calculated at an annual rate of 1.5% based on the average value of the Company’s total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. In connection with the Company’s board of directors approving the modification of the asset coverage requirement applicable to senior securities from 200% to 150% effective on June 21, 2019 (unless the Company receives earlier stockholder approval), the investment advisory and management agreement will be amended prior to June 21, 2019 (or such earlier date) to reduce the Company’s annual base management fee from 1.5% to 1.0% on all assets financed using leverage over 1.0x debt to equity. See Note 5 for additional information.

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

In connection with the Company's acquisition of American Capital, Ltd., a Delaware corporation ("American Capital") (the "American Capital Acquisition"), Ares Capital Management agreed to waive, for each of the first ten calendar quarters beginning with the second quarter of 2017 and ending with the third quarter of 2019, the lesser of (x) $10 of income based fees and (y) the amount of income based fees for such quarter, in each case, to the extent earned and payable by the Company in such quarter pursuant to and as calculated under the Company's investment advisory and management agreement (the "Fee Waiver"). See Note 14 for additional information regarding the American Capital Acquisition.

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

There was no capital gains incentive fee earned by the Company’s investment adviser as calculated under the investment advisory and management agreement (as described above) for the three and six months ended June 30, 2018. However, in accordance with GAAP, the Company had cumulatively accrued a capital gains incentive fee of $117 as of June 30, 2018, of which $117 is not currently due under the investment advisory and management agreement. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation, net of any expense associated with cumulative unrealized capital depreciation or appreciation. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 20% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods. As of June 30, 2018, the Company has paid capital gains incentive fees since inception totaling $57. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

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

For the three and six months ended June 30, 2018, base management fees were $45 and $91, respectively, and income based fees were $30 and $58, respectively. The income based fees for the three and six months ended June 30, 2018 were net of the Fee Waiver of $10 and $20, respectively. For the three and six months ended June 30, 2018, the capital gains incentive fees calculated in accordance with GAAP were $18 and $38, respectively. For the three and six months ended June 30, 2017, base management fees were $44 and $83, respectively, and income based fees were $20 and $52, respectively. The income based fees for the three and six months ended June 30, 2017 were net of the Fee Waiver of $10. For the three and six months ended June 30, 2017, the capital gains incentive fees calculated in accordance with GAAP were $10 and $26, respectively. For the six months ended June 30, 2017, $11 of capital gains incentive fees calculated in accordance with GAAP were recorded in connection with the American Capital Acquisition as a result of the fair value of the net assets acquired exceeding the fair value of the merger consideration paid by the Company.

The services of all investment professionals and staff of the Company’s investment adviser, when and to the extent engaged in providing investment advisory and management services to the Company, and routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Company’s investment adviser. Under the investment advisory and management agreement, the Company bears all other costs and expenses of its operations and transactions, including, but not limited to, those relating to: organization; calculation of the Company’s net asset value (including, but not limited to, the cost and expenses of any independent valuation firm); expenses incurred by the Company’s investment adviser payable to third parties, including agents, consultants or other advisers in monitoring the Company’s financial and legal affairs and in monitoring the Company’s investments (including the cost of consultants hired to develop information technology systems designed to monitor the Company’s investments) and performing due diligence on the Company’s prospective portfolio companies; interest payable on indebtedness, if any, incurred to finance the Company’s investments (including payments to third party vendors for financial information services); offerings of the Company’s common stock and other securities; investment advisory and management fees; administration fees; fees payable to third parties, including agents, consultants or other advisers, relating to, or associated with, evaluating and making investments in portfolio companies, including costs associated with meeting with and marketing to financial sponsors, regardless of whether such transactions are ultimately consummated; transfer agent and custodial fees; registration fees; listing fees; taxes; independent directors’ fees and expenses; costs of preparing and filing reports or other documents with the SEC; the costs of any reports, proxy statements or other notices to stockholders, including printing costs; to the extent the Company is covered by any joint insurance policies, the

Company’s allocable portion of the insurance premiums for such policies; direct costs and expenses of administration, including auditor and legal costs; and all other expenses incurred by the Company or its administrator in connection with administering the Company’s business as described in more detail under “Administration Agreement” below.

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

For the three and six months ended June 30, 2018, the Company incurred $4 and $7 million, respectively, in administrative fees. As of June 30, 2018 and December 31, 2017, a total of $4 and $4, respectively, in administrative fees were unpaid and included in “accounts payable and other liabilities” in the accompanying consolidated balance sheet. For the three and six months ended June 30, 2017, the Company incurred $3 and $6, respectively, in administrative fees. In addition, for the three and six months ended June 30, 2017, the Company incurred an additional $2 and $5, respectively, in administrative fees related to the integration of the American Capital Acquisition. These acquisition-related expenses are included in “net professional fees and other costs related to the American Capital Acquisition” in the consolidated statement of operations.

4.     INVESTMENTS

As of June 30, 2018 and December 31, 2017, investments consisted of the following:

	As of
	June 30, 2018		December 31, 2017
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans	$4,739	$4,626	$5,337	$5,197
Second lien senior secured loans	3,618	3,449	3,885	3,744
Subordinated certificates of the SDLP (2)	589	589	487	487
Senior subordinated loans	1,059	1,077	978	995
Collateralized loan obligations	93	92	115	114
Preferred equity securities	496	679	485	532
Other equity securities	841	1,015	618	772
Total	$11,435	$11,527	$11,905	$11,841
________________________________________

(1)	The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, if any.

(2)
The proceeds from these certificates were applied to co-investments with Varagon and its clients to fund first lien senior secured loans to 20 and 19 different borrowers as of June 30, 2018 and December 31, 2017, respectively.

The industrial and geographic compositions of the Company’s portfolio at fair value as of June 30, 2018 and December 31, 2017 were as follows:

	As of
	June 30, 2018	December 31, 2017
Industry
Healthcare Services	22.2%	22.5%
Business Services	16.1	19.2
Consumer Products	7.5	6.8
Financial Services	6.9	4.3
Investment Funds and Vehicles(1)	6.6	5.8
Manufacturing	5.7	6.0
Other Services	5.5	6.2
Power Generation	4.3	3.6
Restaurants and Food Services	3.9	3.3
Education	3.4	3.0
Food and Beverage	3.1	4.3
Oil and Gas	2.8	2.5
Automotive Services	2.5	3.0
Wholesale Distribution	2.3	2.5
Containers and Packaging	2.1	2.1
Other	5.1	4.9
Total	100.0%	100.0%
________________________________________

(1)
Includes the Company’s investment in the SDLP, which had made first lien senior secured loans to 20 and 19 different borrowers as of June 30, 2018 and December 31, 2017, respectively. The portfolio companies in the SDLP are in industries similar to the companies in the Company’s portfolio.

	As of
	June 30, 2018	December 31, 2017
Geographic Region
West(1)	29.0%	23.9%
Midwest	23.9	25.3
Southeast	23.1	28.5
Mid Atlantic	16.0	15.0
Northeast	5.0	3.9
International	3.0	3.4
Total	100.0%	100.0%
________________________________________

(1)	Includes the Company’s investment in the SDLP, which represented 5.1% and 4.1% of the total investment portfolio at fair value as of June 30, 2018 and December 31, 2017, respectively.

As of June 30, 2018, 2.7% of total investments at amortized cost (or 0.8% of total investments at fair value) were on non-accrual status. As of December 31, 2017, 3.1% of total investments at amortized cost (or 1.4% of total investments at fair value) were on non-accrual status.

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

The Company provides capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. As of June 30, 2018 and December 31, 2017, the Company and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates.

As of June 30, 2018 and December 31, 2017, the Company and Varagon and its clients had agreed to make capital available to the SDLP of $6,400 and $2,925, respectively, in the aggregate, of which $1,444 and $591, respectively, is to be made available from the Company. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP as discussed above. Below is a summary of the funded capital and unfunded capital commitments of the SDLP.

	As of
	June 30, 2018	December 31, 2017
Total capital funded to the SDLP(1)	$2,928	$2,319
Total capital funded to the SDLP by the Company(1)	$589	$487
Total unfunded capital commitments to the SDLP(2)	$115	$92
Total unfunded capital commitments to the SDLP by the Company(2)	$24	$19
___________________________________________________________________________

(1)	At principal amount.

(2)	These commitments have been approved by the investment committee of the SDLP and will be funded as the transactions are completed.

The SDLP Certificates pay a coupon of LIBOR plus 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, after expenses, which may result in a return to the holders of the SDLP Certificates that is greater than the stated coupon. The SDLP Certificates are junior in right of payment to the senior notes and intermediate funding notes.

The amortized cost and fair value of the SDLP Certificates held by the Company were $589 and $589, respectively, as of June 30, 2018. The Company’s yield on its investment in the SDLP at amortized cost and fair value was 15.0% and 15.0%, respectively, as of June 30, 2018. The amortized cost and fair value of the SDLP Certificates held by the Company were $487 and $487, respectively, as of December 31, 2017. The Company’s yield on its investment in the SDLP at amortized cost and fair value was 14.5% and 14.5%, respectively, as of December 31, 2017. For the three and six months ended June 30, 2018, the Company earned interest income of $20 and $39, respectively, from its investment in the SDLP Certificates. For the three and six months ended June 30, 2017, the Company earned interest income of $11 and $21, respectively, from its investment in the SDLP Certificates. The Company is also entitled to certain fees in connection with the SDLP. For the three and six months ended June 30, 2018, in connection with the SDLP, the Company earned capital structuring service and other fees totaling $5 and $8, respectively. For the three and six months ended June 30, 2017, in connection with the SDLP, the Company earned capital structuring service and other fees totaling $5 and $6, respectively.

As of June 30, 2018 and December 31, 2017, the SDLP’s portfolio was comprised entirely of first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in the Company’s portfolio. As of

June 30, 2018 and December 31, 2017, none of the loans were on non-accrual status. Below is a summary of the SDLP’s portfolio.

	As of
	June 30, 2018	December 31, 2017
Total first lien senior secured loans(1)	$2,760	$2,316
Largest loan to a single borrower(1)	$249	$200
Total of five largest loans to borrowers(1)	$1,087	$947
Number of borrowers in the SDLP	20	19
Commitments to fund delayed draw loans(2)	$115	$92
___________________________________________________________________________

(1)	At principal amount.

(2)	As discussed above, these commitments have been approved by the investment committee of the SDLP.

Senior Secured Loan Program

The Company and General Electric Capital Corporation and GE Global Sponsor Finance LLC (collectively, “GE”) had previously co-invested in first lien senior secured loans of middle market companies through the SSLP. The SSLP was capitalized as transactions were completed. All portfolio decisions and generally all other decisions in respect of the SSLP were approved by an investment committee of the SSLP consisting of representatives of the Company and GE (with approval from a representative of each required). The Company provided capital to the SSLP in the form of subordinated certificates (the “SSLP Certificates”). GE provided capital to the SSLP in the form of senior notes and the SSLP Certificates.

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

Ivy Hill Asset Management, L.P.

Ivy Hill Asset Management, L.P. (“IHAM”) is an asset management services company and an SEC-registered investment adviser. The Company has made investments in IHAM, its wholly owned portfolio company, and previously made investments in certain vehicles managed by IHAM. As of June 30, 2018, IHAM had assets under management of approximately $5.0 billion. As of June 30, 2018, IHAM managed 23 vehicles and served as the sub-manager/sub-servicer for two other vehicles (these vehicles managed or sub-managed/sub-serviced by IHAM are collectively referred to as the “IHAM Vehicles”). IHAM earns fee income from managing the IHAM Vehicles and has also invested in certain of these vehicles as part of its business strategy. As of June 30, 2018 and December 31, 2017, IHAM had total investments of $451 and $229, respectively. For the three and six months ended June 30, 2018, IHAM had management and incentive fee income of $6 and

$12, respectively, and other investment-related income of $12 and $27, respectively. For the three and six months ended June 30, 2017, IHAM had management and incentive fee income of $8 and $16, respectively, and other investment-related income of $6 and $13, respectively.

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

The amortized cost and fair value of the Company’s investment in IHAM was $444 and $521, respectively, as of June 30, 2018, and $244 and $315, respectively, as of December 31, 2017. For the three and six months ended June 30, 2018, the Company received distributions from IHAM of $15 and $28, respectively. The distributions for the three and six months ended June 30, 2018, included dividend income of $15 and $28, respectively. Additionally, in February 2018, the Company provided a $63 subordinated revolving loan and a $200 equity capital contribution to IHAM to help support IHAM’s acquisition of a portfolio of middle market loans. For the three and six months ended June 30, 2017, the Company received distributions from IHAM of $62 and $73 (excluding the $103 return of capital discussed above), respectively. The distributions for the three and six months ended June 30, 2017, included dividend income of $10 and $20, respectively.

 From time to time, IHAM or certain IHAM Vehicles may purchase investments from, or sell investments to, the Company. For any such sales or purchases by the IHAM Vehicles to or from the Company, the IHAM Vehicles must obtain approval from third parties unaffiliated with the Company or IHAM, as applicable. During the six months ended June 30,
2018 and 2017, IHAM or certain of the IHAM Vehicles purchased $453 and $32, respectively, of investments from the Company. For the six months ended June 30, 2018 and 2017, the Company recorded $0 and $0, respectively, of net realized losses from these sales.

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

5.     DEBT

In accordance with the Investment Company Act, the Company is currently allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 200% after such borrowing. On June 21, 2018, the Company’s board of directors, including a “required majority” (as such term is defined in Section 57(o) of the Investment Company Act) of the Company’s board of directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the Investment Company Act, as amended by the Small Business Credit Availability Act. As a result, effective on June 21, 2019 (unless the Company receives earlier stockholder approval), the Company’s asset coverage requirement applicable to senior securities will be reduced to 150%. As of June 30, 2018, the aggregate amount outstanding of the senior securities issued by the Company was $4,643. As of June 30, 2018, the Company’s asset coverage was 255%.

The Company’s outstanding debt as of June 30, 2018 and December 31, 2017 was as follows:

	As of
	June 30, 2018					December 31, 2017
	Total Aggregate Principal Amount Committed/ Outstanding(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding(1)	Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$2,133	(2)	$414	$414		$2,108	$395	$395
Revolving Funding Facility	1,000		—	—		1,000	600	600
SMBC Funding Facility	400		—	—		400	60	60
SBA Debentures	—		—	—	(3)	50	—	—
2018 Convertible Notes	—		—	—	(4)	270	270	270	(5)
2019 Convertible Notes	300		300	299	(5)	300	300	298	(5)
2022 Convertible Notes	388		388	370	(5)	388	388	368	(5)
2018 Notes	750		750	749	(6)	750	750	748	(6)
2020 Notes	600		600	598	(7)	600	600	597	(7)
2022 Notes	600		600	594	(8)	600	600	593	(8)
2023 Notes	750		750	743	(9)	750	750	743	(9)
2025 Notes	600		600	593	(10)	—	—	—
2047 Notes	230		230	182	(11)	230	230	182	(11)
Total	$7,751		$4,632	$4,542		$7,446	$4,943	$4,854
______________________________________

(1)	Subject to borrowing base, leverage and other restrictions. Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.

(2)	Provides for a feature that allows the Company, under certain circumstances, to increase the size of the Revolving Credit Facility (as defined below) to a maximum of $3,133.

(3)	See below for more information on the termination of the undrawn SBA Debenture (as defined below) commitments.

(4)	See below for more information on the repayment of the 2018 Convertible Notes (as defined below) at maturity.

(5)
Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes (as defined below). As of June 30, 2018, the total unamortized debt issuance costs and the unaccreted discount for the 2019 Convertible Notes and the 2022 Convertible Notes (each as defined below) were $1 and $18, respectively. As of December 31, 2017, the total unamortized debt issuance costs and the unaccreted discount for the 2018 Convertible Notes, the 2019 Convertible Notes and the 2022 Convertible Notes were $0, $2 and $20, respectively.

(6)
Represents the aggregate principal amount outstanding of the 2018 Notes (as defined below) less unamortized debt issuance costs and plus the net unamortized premium that was recorded upon the issuances of the 2018 Notes. As of June 30, 2018 and December 31, 2017, the total unamortized debt issuance costs less the net unamortized premium was $1 and $2, respectively.

(7)
Represents the aggregate principal amount outstanding of the 2020 Notes (as defined below) less unamortized debt issuance costs and the net unaccreted discount recorded upon the issuances of the 2020 Notes. As of June 30, 2018 and December 31, 2017, the total unamortized debt issuance costs and the net unaccreted discount was $2 and $3, respectively.

(8)
Represents the aggregate principal amount outstanding of the 2022 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2022 Notes. As of June 30, 2018 and December 31, 2017, the total unamortized debt issuance costs and the unaccreted discount was $6 and $7, respectively.

(9)
Represents the aggregate principal amount outstanding of the 2023 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2023 Notes. As of June 30, 2018 and December 31, 2017, the total unamortized debt issuance costs and the unaccreted discount was $7 and $7, respectively.

(10)
Represents the aggregate principal amount outstanding of the 2025 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2025 Notes. As of June 30, 2018, the total unamortized debt issuance costs and the unaccreted discount was $7.

(11)
Represents the aggregate principal amount outstanding of the 2047 Notes (as defined below) less the unaccreted purchased discount recorded as a part of the Allied Acquisition (as defined below). As of June 30, 2018 and December 31, 2017, the total unaccreted purchased discount was $48 and $48, respectively. The carrying value represents the outstanding principal amount of the 2047 Notes less the unaccreted purchased discount recorded as a part of the Allied Acquisition.

The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all the Company’s outstanding debt as of June 30, 2018 were 4.2% and 4.5 years, respectively, and as of December 31, 2017 were 4.1% and 4.3 years, respectively.

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

Under the Revolving Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of the Company and its consolidated subsidiaries (subject to certain exceptions) of not less than 2.0:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Credit Facility. Amounts available to borrow under the Revolving Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio that are pledged as collateral. As of June 30, 2018, the Company was in compliance in all material respects with the terms of the Revolving Credit Facility.

As of June 30, 2018 and December 31, 2017, there was $414 and $395 outstanding, respectively, under the Revolving Credit Facility. As of June 30, 2018, the Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $150. As of June 30, 2018 and December 31, 2017, the Company had $45 and $44, respectively, in letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued. As of June 30, 2018, there was $1,674 available for borrowing (net of letters of credit issued) under the Revolving Credit Facility.

Since March 30, 2018, the interest rate charged on the Revolving Credit Facility is based on an applicable spread of either 1.75% or 1.875% over LIBOR or 0.75% or 0.875% over an  “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility), in each case, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. Prior to March 30, 2018, the interest rate charged on the Revolving Credit Facility was based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over an  “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility), in each case, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of June 30, 2018, the interest rate in effect was LIBOR plus 1.75%. As of June 30, 2018, the one, two, three and six month LIBOR was 2.09%, 2.17%, 2.34% and 2.50%, respectively. As of December 31, 2017, the one, two, three and six month LIBOR was 1.56%, 1.62%, 1.69% and 1.84%, respectively. In addition to the stated interest expense on the Revolving Credit Facility, the Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. The Company is also required to pay a letter of credit fee of either 2.00% or 2.125% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility.

In December 2017, the Company entered into an interest rate swap agreement to effectively fix the interest rate in connection with $395 of the term loan tranche of the Revolving Credit Facility. See Note 6 for more information on the interest rate swap.

The Revolving Credit Facility is secured by certain assets in the Company’s portfolio and excludes investments held by Ares Capital CP under the Revolving Funding Facility, those held by ACJB under the SMBC Funding Facility (as defined below) and those held by AVF LP (as defined below) under the SBA Debentures (as defined below), each as described below, and certain other investments.

For the three and six months ended June 30, 2018 and 2017, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Stated interest expense	$4	$4	$7	$8
Facility fees	2	2	4	3
Amortization of debt issuance costs	1	1	2	2
Total interest and credit facility fees expense	$7	$7	$13	$13
Cash paid for interest expense	$3	$4	$7	$8
Average stated interest rate	3.75%	2.92%	3.55%	2.73%
Average outstanding balance	$418	$597	$407	$601

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

Amounts available to borrow under the Revolving Funding Facility are subject to a borrowing base that applies different advance rates to different types of assets held by Ares Capital CP. Ares Capital CP is also subject to limitations with respect to the loans securing the Revolving Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests, loans with fixed rates and loans with certain investment ratings, as well as restrictions on portfolio company leverage, which may also affect the borrowing base and therefore amounts available to borrow. The Company and Ares Capital CP are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the agreements governing the Revolving Funding Facility. As of June 30, 2018, the Company and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

As of June 30, 2018, there were no outstanding amounts under the Revolving Funding Facility. As of December 31, 2017, there was $600 outstanding under the Revolving Funding Facility. Since October 2, 2017, the interest rate charged on the Revolving Funding Facility was based on LIBOR plus 2.15% per annum or a “base rate” (as defined in the agreements governing the Revolving Funding Facility) plus 1.15% per annum. From January 4, 2017 to October 1, 2017, the interest rate charged on the

Revolving Funding Facility was based on LIBOR plus 2.30% per annum or a “base rate” plus 1.30% per annum. Prior to and including January 3, 2017, the interest rate charged on the Revolving Funding Facility was based on an applicable spread ranging from 2.25% to 2.50% over LIBOR or ranging from 1.25% to 1.50% over a “base rate” in each case, determined monthly based on the composition of the borrowing base relative to outstanding borrowings under the Revolving Funding Facility. Ares Capital CP is also required to pay a commitment fee between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility. Ares Capital CP is also required to pay a commitment termination premium in an amount equal to 1.00% of any commitment reduction prior to January 3, 2018 and 0.50% for any commitment reduction prior to July 3, 2018.

For the three and six months ended June 30, 2018 and 2017, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Funding Facility were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Stated interest expense	$3	$5	$6	$9
Facility fees	1	1	3	1
Amortization of debt issuance costs	1	1	2	2
Total interest and credit facility fees expense	$5	$7	$11	$12
Cash paid for interest expense	$3	$4	$7	$6
Average stated interest rate	4.11%	3.39%	3.97%	3.26%
Average outstanding balance	$293	$572	$292	$569

SMBC Funding Facility

The Company’s consolidated subsidiary, Ares Capital JB Funding LLC (“ACJB”), is party to a revolving funding facility (as amended, the “SMBC Funding Facility”) with ACJB, as the borrower, and Sumitomo Mitsui Banking Corporation (“SMBC”), as the administrative agent, collateral agent and lender, that allows ACJB to borrow up to $400 at any one time outstanding. The SMBC Funding Facility is secured by all of the assets held by ACJB. The end of the reinvestment period and the stated maturity date for the SMBC Funding Facility are September 14, 2018 and September 14, 2023, respectively. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement.

Amounts available to borrow under the SMBC Funding Facility are subject to a borrowing base that applies an advance rate to assets held by ACJB. The Company and ACJB are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the SMBC Funding Facility. As of June 30, 2018, the Company and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

As of June 30, 2018 there were no outstanding amounts under the SMBC Funding Facility. As of December 31, 2017, there was $60 outstanding under the SMBC Funding Facility.The interest rate charged on the SMBC Funding Facility is based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over a “base rate” (as defined in the agreements governing the SMBC Funding Facility), in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. As of June 30, 2018, the interest rate in effect was LIBOR plus 2.00%. As of December 31, 2017, the interest rate in effect was LIBOR plus 2.00%. ACJB is required to pay a commitment fee of between 0.35% and 0.875% per annum depending on the size of the unused portion of the SMBC Funding Facility.

For the three and six months ended June 30, 2018 and 2017, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SMBC Funding Facility were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Stated interest expense	$—	$1	$—	$1
Facility fees	1	—	1	—
Amortization of debt issuance costs	—	—	1	1
Total interest and credit facility fees expense	$1	$1	$2	$2
Cash paid for interest expense	$—	$1	$1	$1
Average stated interest rate	3.94%	2.81%	3.84%	2.70%
Average outstanding balance	$16	$106	$13	$113

SBA Debentures

In April 2015, the Company’s consolidated subsidiary, Ares Venture Finance, L.P. (“AVF LP”), received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under the provisions of Section 301(c) of the Small Business Investment Act of 1958, as amended.

The license from the SBA allowed AVF LP to obtain leverage by issuing SBA-guaranteed debentures (the “SBA Debentures”), subject to issuance of a capital commitment by the SBA and other customary procedures. Leverage through the SBA Debentures was subject to required capitalization thresholds. The original amount committed to AVF LP by the SBA was $75. In September 2017, AVF LP fully repaid the $25 of the aggregate principal amount of the SBA Debentures outstanding at the time. In April 2018, AVF LP surrendered its license to operate as a SBIC and the undrawn SBA Debenture commitments of $50 were terminated.
For the three and six months ended June 30, 2017, the components of interest expense, cash paid for interest expense, average stated interest rate and average outstanding balances for the SBA Debentures were as follows:

	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017
Stated interest expense	$—	$1
Amortization of debt issuance costs	—	—
Total interest and credit facility fees expense	$—	$1
Cash paid for interest expense	$—	$—
Average stated interest rate	3.48%	3.48%
Average outstanding balance	$25	$25

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

In certain circumstances, the Convertible Unsecured Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of its common stock, at the Company’s election, at their respective conversion rates (listed below as of June 30, 2018) subject to customary anti-dilution adjustments and the requirements of their respective indenture (the “Convertible Unsecured Notes Indentures”). Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Unsecured Notes only under certain circumstances set forth in the Convertible Unsecured Notes Indentures. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Unsecured Notes at any time. In addition, if the Company engages in certain corporate events as described in their respective Convertible Unsecured Notes Indenture, holders of the Convertible Unsecured Notes may require the Company to repurchase for cash all or part of the Convertible Unsecured Notes at a repurchase price equal to 100% of the principal amount of the Convertible Unsecured Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

Certain key terms related to the convertible features for each of the Convertible Unsecured Notes as of June 30, 2018 are listed below.

	2019 Convertible Notes	2022 Convertible Notes
Conversion premium	15.0%	15.0%
Closing stock price at issuance	$17.53	$16.86
Closing stock price date	July 15, 2013	January 23, 2017
Conversion price(1)	$19.99	$19.39
Conversion rate (shares per one thousand dollar principal amount)(1)	50.0292	51.5756
Conversion dates	July 15, 2018	August 1, 2021
________________________________________

(1)	Represents conversion price and conversion rate, as applicable, as of June 30, 2018, taking into account certain de minimis adjustments that will be made on the conversion date.

As of June 30, 2018, the principal amounts of each series of the Convertible Unsecured Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

The Convertible Unsecured Notes Indentures contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of the Convertible Unsecured Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Unsecured Notes Indentures. As of June 30, 2018, the Company was in compliance in all material respects with the terms of the Convertible Unsecured Notes Indentures.

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

	2019 Convertible Notes	2022 Convertible Notes
Debt and equity component percentages, respectively(1)	99.8% and 0.2%	96.0% and 4.0%
Debt issuance costs(1)	$4	$9
Equity issuance costs(1)	$—	$—
Equity component, net of issuance costs(2)	$1	$15
________________________________________

(1)	At time of issuance.

(2)	At time of issuance and as of June 30, 2018.

In addition to the original issue discount equal to the equity component of the 2019 Convertible Notes, the 2019 Convertible Notes were issued at a discount. The Company records interest expense comprised of both stated interest expense as well as accretion of any original issue discount.

As of June 30, 2018, the components of the carrying value of the Convertible Unsecured Notes, the stated interest rate and the effective interest rate were as follows:

	2019 Convertible Notes	2022 Convertible Notes
Principal amount of debt	$300	$388
Original issue discount, net of accretion	(1)	(12)
Debt issuance costs	—	(6)
Carrying value of debt	$299	$370
Stated interest rate	4.375%	3.750%
Effective interest rate(1)	4.7%	4.5%
________________________________________

(1)	The effective interest rate of the debt component of the Convertible Unsecured Notes is equal to the stated interest rate plus the accretion of original issue discount.

In January 2018, the Company repaid in full the $270 aggregate principal amount of unsecured convertible notes (the “2018 Convertible Notes”) upon their maturity. The 2018 Convertible Notes bore interest at a rate of 4.75% per year, payable semi-annually.

For the three and six months ended June 30, 2018 and 2017, the components of interest expense and cash paid for interest expense for the Convertible Unsecured Notes, as well as any other convertible unsecured notes outstanding during the periods presented are listed below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Stated interest expense	$7	$10	$14	$21
Amortization of debt issuance costs	1	1	1	1
Accretion of original issue discount	1	1	3	3
Total interest expense	$9	$12	$18	$25
Cash paid for interest expense	$—	$—	$20	$17

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

For the three and six months ended June 30, 2018 and 2017, the components of interest expense and cash paid for interest expense for the Unsecured Notes, as well as any other unsecured notes outstanding during the periods presented are listed below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Stated interest expense	$37	$27	$74	$54
Amortization of debt issuance costs	2	1	3	3
Accretion of purchase discount	—	—	—	—
Total interest expense	$39	$28	$77	$57
Cash paid for interest expense	$22	$27	$62	$53

The Unsecured Notes contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of such notes under certain circumstances. These covenants are subject to important limitations and exceptions set forth in the indentures governing such notes. As of June 30, 2018, the Company was in compliance in all material respects with the terms of the respective indentures governing each of the Unsecured Notes.

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

6.     DERIVATIVE INSTRUMENTS

The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. As of June 30, 2018 and December 31, 2017, the counterparty to these forward currency contracts was Bank of Montreal. Net unrealized gains or losses on foreign currency contracts are included in “net unrealized gains (losses) from foreign currency and other transactions” and net realized gains or losses on forward currency contracts are included in “net realized gains (losses) from foreign currency transactions” in the accompanying consolidated statement of operations.

Forward currency contracts and interest rate swaps are considered undesignated derivative instruments.

Certain information related to the Company’s foreign currency forward contracts is presented below as of June 30, 2018 and December 31, 2017.

	As of June 30, 2018
Description	Notional Amount		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	CAD	5	7/6/2018	$—	$—	Other Assets
Foreign currency forward contract	CAD	30	7/13/2018	—	—	Other Assets
Foreign currency forward contract	CAD	103	8/16/2018	2	—	Other Assets
Foreign currency forward contract	CAD	26	9/21/2018	—	—	Accounts payable and other liabilities
Foreign currency forward contract		€15	7/13/2018	1	—	Other Assets
Foreign currency forward contract		€6	8/16/2018	—	—	Other Assets
Foreign currency forward contract		€24	9/25/2018	—	—	Other Assets
Foreign currency forward contract		£76	8/16/2018	3	—	Other Assets
Total				$6	$—

	As of December 31, 2017
Description	Notional Amount		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	CAD	4	1/4/2018	$—	$—	Other Assets
Foreign currency forward contract	CAD	10	1/16/2018	—	—	Other Assets
Foreign currency forward contract	CAD	103	2/16/2018	—	(1)	Accounts payable and other liabilities
Foreign currency forward contract		€15	1/16/2018	—	—	Accounts payable and other liabilities
Foreign currency forward contract		€8	2/15/2018	—	—	Accounts payable and other liabilities
Foreign currency forward contract		€2	3/15/2018	—	—	Accounts payable and other liabilities
Foreign currency forward contract		£68	2/15/2018	—	(2)	Accounts payable and other liabilities
Foreign currency forward contract		£9	2/16/2018	—	—	Accounts payable and other liabilities
Total				$—	$(3)

In December 2017, in connection with $395 of the term loan tranche of the Revolving Credit Facility the Company entered into a three-year interest rate swap agreement to mitigate our exposure to adverse fluctuations in interest rates for a total notional amount of $395 and a maturity date of January 4, 2021. Under the interest rate swap agreement, the Company pays a fixed interest rate of 2.06% and receives a floating rate based on the prevailing one-month LIBOR. As of June 30, 2018 and December 31, 2017, the one-month LIBOR rate in effect was 2.06% and 1.50%, respectively. For the three and six months ended June 30, 2018, the Company recognized $0 and $1, respectively, in realized losses and $2 and $6, respectively, in unrealized gains related to this swap agreement. As of June 30, 2018 and December 31, 2017, this swap agreement had a fair value of $6 and $(1), respectively, which is included in the “other assets” and "accounts payable and other liabilities", respectively, in the accompanying consolidated balance sheet. Net realized gains or losses on the interest rate swap are included in “net realized gains (losses) from foreign currency and other transactions.” Net unrealized gains or losses on the interest rate swap are included in “net unrealized gains (losses) from foreign currency and other transactions.”

Certain information related to the Company’s interest rate swap is presented below as of June 30, 2018 and December 31, 2017.

	As of June 30, 2018
Description	Payment Terms		Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	Pay Fixed 2.0642%	Receive Floating One-Month LIBOR of 2.06%	$395	1/4/2021	$6	$—	Other assets
Total					$6	$—

	As of December 31, 2017
Description	Payment Terms		Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	Pay Fixed 2.0642%	Receive Floating One-Month LIBOR of 1.50%	$395	1/4/2021	$—	$(1)	Accounts payable and other liabilities
Total					$—	$(1)

7.     COMMITMENTS AND CONTINGENCIES

The Company has various commitments to fund investments in its portfolio as described below. As of June 30, 2018 and December 31, 2017, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) the Company’s discretion:

	As of
	June 30, 2018	December 31, 2017
Total revolving and delayed draw loan commitments	$1,422	$881
Less: drawn commitments	(384)	(201)
Total undrawn commitments	1,038	680
Less: commitments substantially at discretion of the Company	(14)	(11)
Less: unavailable commitments due to borrowing base or other covenant restrictions	—	—
Total net adjusted undrawn revolving and delayed draw loan commitments	$1,024	$669

Included within the total revolving and delayed draw loan commitments as of June 30, 2018 and December 31, 2017 were delayed draw loan commitments totaling $348 and $251, respectively. The Company’s commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels).

Also included within the total revolving and delayed draw loan commitments as of June 30, 2018 were commitments to issue up to $190 in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2018, the Company had $26 in letters of credit issued and outstanding under these commitments on behalf of portfolio companies. For all these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $13 expire in 2018 and $13 expire in 2019. As of June 30, 2018, the Company recorded a liability of $5 for certain letters of credit issued and outstanding and none of the other letters of credit issued and outstanding were recorded as a liability on the Company’s balance sheet as such other letters of credit are considered in the valuation of the investments in the portfolio company.

The Company also has commitments to co-invest in the SDLP for the Company’s portion of the SDLP’s commitments to fund delayed draw loans to certain portfolio companies of the SDLP. See Note 4 for more information.

As of June 30, 2018 and December 31, 2017, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

	As of
	June 30, 2018	December 31, 2017
Total private equity commitments	$116	$111
Less: funded private equity commitments	(70)	(62)
Total unfunded private equity commitments	46	49
Less: private equity commitments substantially at discretion of the Company	(46)	(48)
Total net adjusted unfunded private equity commitments	$—	$1

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

The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of June 30, 2018 and December 31, 2017. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of June 30, 2018
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
First lien senior secured loans	$4,626	Yield analysis	Market yield	4.8% - 18.7%	9.0%
Second lien senior secured loans	3,449	Yield analysis	Market yield	8.0% - 21.7%	11.5%
Subordinated certificates of the SDLP	589	Discounted cash flow analysis	Discount rate	11.5% - 12.5%	12.0%
Senior subordinated loans	1,077	Yield analysis	Market yield	10.0% - 17.5%	12.7%
Collateralized loan obligations	92	Discounted cash flow analysis	Discount rate	3.7% - 15.9%	9.8%
			Constant prepayment rate	10.0% - 30.0%	20.0%
			Constant default rate	1.0% - 2.5%	2.0%
Preferred equity securities	679	EV market multiple analysis	EBITDA multiple	3.0x - 26.8x	12.7	x
Other equity securities and other	998	EV market multiple analysis	EBITDA multiple	3.0x - 21.0x	10.5	x
Total investments	$11,510

	As of December 31, 2017
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
First lien senior secured loans	$5,197	Yield analysis	Market yield	4.2% - 19.8%	8.7%
Second lien senior secured loans	3,744	Yield analysis	Market yield	8.7% - 17.5%	10.9%
Subordinated certificates of the SDLP	487	Discounted cash flow analysis	Discount rate	11.5% - 12.5%	12.0%
Senior subordinated loans	995	Yield analysis	Market yield	9.7% - 17.5%	13.2%
Collateralized loan obligations	114	Discounted cash flow analysis	Discount rate	4.3% - 16.4%	10.2%
			Constant prepayment rate	18.7% - 27.1%	21.8%
			Constant default rate	1.8% - 2.6%	2.3%
Preferred equity securities	532	EV market multiple analysis	EBITDA multiple	3.0x - 19.0x	11.2x
Other equity securities and other	755	EV market multiple analysis	EBITDA multiple	3.5x - 19.0x	10.4x
Total investments	$11,824

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

The following table presents fair value measurements of cash and cash equivalents, investments and derivatives as of June 30, 2018:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$509	$509	$—	$—
Investments not measured at net asset value	$11,510	$—	$—	$11,510
Investments measured at net asset value (1)	$17
Total investments	$11,527
Derivatives	$12	$—	$12	$—
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

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following table presents changes in investments that use Level 3 inputs as of and for the three and six months ended June 30, 2018:

As of and For the Three Months Ended June 30, 2018
Balance as of March 31, 2018	$12,182
Net realized gains	22
Net unrealized gains	60
Purchases	1,365
Sales	(862)
Redemptions	(1,286)
Payment-in-kind interest and dividends	25
Net accretion of discount on securities	4
Net transfers in and/or out of Level 3	—
Balance as of June 30, 2018	$11,510

As of and For the Six Months Ended June 30, 2018
Balance as of December 31, 2017	$11,824
Net realized gains	22
Net unrealized gains	155
Purchases	2,969
Sales	(1,164)
Redemptions	(2,352)
Payment-in-kind interest and dividends	49
Net accretion of discount on securities	7
Net transfers in and/or out of Level 3	—
Balance as of June 30, 2018	$11,510

As of June 30, 2018, the net unrealized appreciation on the investments that use Level 3 inputs was $73. For the six months ended June 30, 2018, there were no net transfers out of Level 3.

For the three and six months ended June 30, 2018, the total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the Company’s Level 3 assets still held as of June 30,

2018, and reported within the net unrealized gains (losses) from investments, foreign currency and other transactions in the Company’s consolidated statement of operations was $41 and $113, respectively.

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

For the three and six months ended June 30, 2017, the total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the Company’s Level 3 assets still held as of June 30, 2017, and reported within the net unrealized gains (losses) from investments, foreign currency and other transactions in the Company’s consolidated statement of operations were $61 and $46, respectively.

Following are the carrying and fair values of the Company’s debt obligations as of June 30, 2018 and December 31, 2017. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	June 30, 2018			December 31, 2017
	Carrying value(1)		Fair value	Carrying value(1)		Fair value
Revolving Credit Facility	$414		$414	$395		$395
Revolving Funding Facility	—		—	600		600
SMBC Funding Facility	—		—	60		60
2018 Convertible Notes (principal amount outstanding of $0 and $270, respectively)	—		—	270	(2)	270
2019 Convertible Notes (principal amount outstanding of $300)	299	(2)	302	298	(2)	307
2022 Convertible Notes (principal amount outstanding of $388)	370	(2)	392	368	(2)	398
2018 Notes (principal amount outstanding of $750)	749	(3)	757	748	(3)	767
2020 Notes (principal amount outstanding of $600)	598	(4)	603	597	(4)	611
2022 Notes (principal amount outstanding of $600)	594	(5)	586	593	(5)	603
2023 Notes (principal amount outstanding of $750)	743	(6)	717	743	(6)	740
2025 Notes (principal amount outstanding of $600 and $0, respectively)	593	(7)	578	—		—
2047 Notes (principal amount outstanding of $230)	182	(8)	230	182	(8)	231
	$4,542	(9)	$4,579	$4,854	(9)	$4,982
________________________________________

(1)	The Revolving Credit Facility, the Revolving Funding Facility and the SMBC Funding Facility carrying values are the same as the principal amounts outstanding.

(2)	Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes less unamortized debt issuance costs and the unaccreted discount recorded upon the issuances of such notes.

(3)	Represents the aggregate principal amount outstanding of the 2018 Notes less unamortized debt issuance costs plus the net unamortized premium recorded upon the issuances of the 2018 Notes.

(4)	Represents the aggregate principal amount outstanding of the 2020 Notes less unamortized debt issuance costs and the net unaccreted discount recorded upon the issuances of the 2020 Notes.

(5)	Represents the aggregate principal amount outstanding of the 2022 Notes less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2022 Notes.

(6)	Represents the aggregate principal amount outstanding of the 2023 Notes less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2023 Notes.

(7)	Represents the aggregate principal amount outstanding of the 2025 Notes less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2025 Notes.

(8)	Represents the aggregate principal amount outstanding of the 2047 Notes less the unaccreted purchased discount.

(9)	Total principal amount of debt outstanding totaled $4,632 and $4,943 as of June 30, 2018 and December 31, 2017, respectively.

The following table presents fair value measurements of the Company’s debt obligations as of June 30, 2018 and December 31, 2017:

	As of
Fair Value Measurements Using	June 30, 2018	December 31, 2017
Level 1	$230	$231
Level 2	4,349	4,751
Total	$4,579	$4,982

9.     STOCKHOLDERS’ EQUITY

There were no sales of the Company’s equity securities for the six months ended June 30, 2018 and 2017. See Note 11 for information regarding shares of common stock issued or purchased in accordance with the Company’s dividend reinvestment plan.

In connection with the American Capital Acquisition, the Company issued 112 shares valued at approximately $1,839.

Stock Repurchase Program

The Company is authorized under its stock repurchase program to purchase up to $300 in the aggregate of its outstanding common stock in the open market at certain thresholds below its net asset value per share, in accordance with the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The Company cannot assure stockholders that any shares will be repurchased under the program. The expiration date of the stock repurchase program is February 28, 2019. The program may be suspended, extended, modified or discontinued at any time.

As of June 30, 2018, the Company had repurchased a total of 0.5 shares of its common stock in the open market under the stock repurchase program since the program’s inception in September 2015, at an average price of $13.92 per share, including commissions paid, leaving approximately $293 available for additional repurchases under the program. During the six months ended June 30, 2018 and 2017, the Company did not repurchase any shares of the Company’s common stock under the stock repurchase program.

10.     EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted net increase in stockholders’ equity resulting from operations per share for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net increase in stockholders’ equity resulting from operations available to common stockholders	$254	$178	$496	$296
Weighted average shares of common stock outstanding—basic and diluted	426	426	426	424
Basic and diluted net increase in stockholders’ equity resulting from operations per share	$0.60	$0.42	$1.16	$0.70

For the purpose of calculating diluted net increase in stockholders’ equity resulting from operations per share, the average closing price of the Company’s common stock for the three and six months ended June 30, 2018 was less than the conversion price for each of the Convertible Unsecured Notes outstanding as of June 30, 2018, as well as any other convertible unsecured notes outstanding during the period. For the three and six months ended June 30, 2017, the average closing price of the Company’s common stock was less than the conversion price for each of the Convertible Unsecured Notes outstanding as of June 30, 2017, as well as any other convertible unsecured notes outstanding during the period. Therefore, for all periods presented in the financial statements, the underlying shares for the intrinsic value of the embedded options in the Convertible Unsecured Notes and any other convertible unsecured notes outstanding during the periods presented had no impact on the computation of diluted net increase in stockholders’ equity resulting from operations per share.

11.     DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared and payable during the six months ended June 30, 2018 and 2017:

Date declared	Record date	Payment date	Per share amount	Total amount
May 2, 2018	June 15, 2018	June 29, 2018	$0.38	$162
February 13, 2018	March 15, 2018	March 30, 2018	0.38	162
Total declared and payable for the six months ended June 30, 2018			$0.76	$324

May 3, 2017	June 15, 2017	June 30, 2017	$0.38	$162
February 22, 2017	March 15, 2017	March 31, 2017	0.38	162
Total declared and payable for the six months ended June 30, 2017			$0.76	$324

The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. When the Company issues new shares in connection with the dividend reinvestment plan, the issue price is equal to the closing price of its common stock on the dividend payment date. Dividend reinvestment plan activity for the six months ended June 30, 2018 and 2017, was as follows:

	For the Six Months Ended June 30,
	2018		2017
Shares issued	—		0.4
Average issue price per share	$—		$17.38
Shares purchased by plan agent to satisfy dividends declared and payable during the period for stockholders	0.9	(1)	0.6	(2)
Average purchase price per share	$16.14		$16.53
_______________________________________________________________________________

(1)	Shares were purchased in April 2018 and July 2018.

(2)	Shares were purchased in July 2017.

12.     RELATED PARTY TRANSACTIONS

In accordance with the investment advisory and management agreement, the Company bears all costs and expenses of the operation of the Company and reimburses its investment adviser or its affiliates for certain of such costs and expenses paid for by the investment adviser or its affiliates on behalf of the Company. For the three and six months ended June 30, 2018, the Company’s investment adviser or its affiliates incurred and the Company reimbursed such expenses totaling $1 and $3, respectively. For the three and six months ended June 30, 2017, the Company’s investment adviser or its affiliates incurred and the Company reimbursed such expenses totaling $1 and $2, respectively. The Company’s investment adviser reimbursed the Company approximately $0.5 for certain rent and utilities incurred by the Company during the first quarter of 2018. In addition, the Company’s investment adviser reimbursed the Company approximately $2.2, $3.0, $3.2 and $2.9 of rent and utilities for the years ended 2017, 2016, 2015 and 2014, respectively, for an aggregate reimbursement to the Company of $11.8. Beginning April 1, 2018, the Company’s investment adviser will bear such rent and utilities expenses.

The Company is party to office leases pursuant to which it is leasing office facilities from third parties. For certain of these office leases, the Company has also entered into separate subleases with Ares Management LLC, the sole member of Ares Capital Management, and IHAM, pursuant to which Ares Management LLC and IHAM sublease office space from the Company. Effective March 31, 2018, Ares Management LLC and IHAM collectively subleased the full amount of these leases. Prior to March 31, 2018, these parties subleased a portion of these leases. For the three and six months ended June 30, 2018, amounts payable to the Company under these subleases totaled $3 and $5, respectively. For the three and six months ended June 30, 2017, amounts payable to the Company under these subleases totaled $2 and $4, respectively.

Prior to April 1, 2018, Ares Management LLC was a party to separate subleases with the Company, pursuant to which the Company subleased certain office spaces from Ares Management LLC. For the three and six months ended June 30, 2018, amounts payable to Ares Management LLC under these subleases totaled $0. For the three and six months ended June 30, 2017, amounts payable to Ares Management LLC under these subleases totaled $0. These subleases are no longer in place.

The Company has also entered into agreements with Ares Management LLC and IHAM, pursuant to which Ares Management LLC and IHAM are entitled to use the Company's proprietary portfolio management software. For the three and six months ended June 30, 2018, amounts payable to the Company under these agreements totaled $0. For the three and six months ended June 30, 2017, amounts payable to the Company under these agreements totaled $0.

As part of the American Capital Acquisition, the Company assumed a long term incentive plan liability related to certain employees of a subsidiary of ACAM, which is now a subsidiary of IHAM. The liability is determined based on the fair value of certain investments acquired in the American Capital Acquisition. As of June 30, 2018, the remaining liability amount was estimated to be $1 and is included within accounts payable and other liabilities in the Company’s consolidated balance sheet. This liability is paid on an annual basis based on exited investments in a given calendar year and the value received upon their exit. During the six months ended June 30, 2018, the Company paid $27 of the liability.

See Notes 3, 4, 6 and 14 for descriptions of other related party transactions.

13.     FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights as of and for the six months ended June 30, 2018 and 2017:

	As of and For the Six Months Ended June 30,
Per Share Data:	2018	2017
Net asset value, beginning of period(1)	$16.65	$16.45
Issuances of common stock (see Note 14)	—	(0.01)
Deemed contribution from Ares Capital Management (See Note 14)	—	0.12
Issuances of convertible notes	—	0.04
Net investment income for period(2)	0.72	0.51
Net realized and unrealized gains for period(2)	0.44	0.19
Net increase in stockholders’ equity	1.16	0.85
Total distributions to stockholders	(0.76)	(0.76)
Net asset value at end of period(1)	$17.05	$16.54
Per share market value at end of period	$16.45	$16.38
Total return based on market value(3)	9.48%	3.94%
Total return based on net asset value(4)	6.99%	5.51%
Shares outstanding at end of period	426	426
Ratio/Supplemental Data:
Net assets at end of period	$7,270	$7,051
Ratio of operating expenses to average net assets, excluding the Fee Waiver(5)(6)	9.91%	10.78%
Ratio of operating expenses to average net assets, net of the Fee Waiver(5)(6)	9.35%	10.47%
Ratio of net investment income to average net assets(5)(7)	8.58%	6.79%
Portfolio turnover rate(5)	23%	52%
_______________________________________________________________________________

(1)	The net assets used equals the total stockholders’ equity on the consolidated balance sheet.

(2)	Weighted average basic per share data.

(3)
For the six months ended June 30, 2018, the total return based on market value equaled the increase of the ending market value at June 30, 2018 of $16.45 per share from the ending market value at December 31, 2017 of $15.72 per share plus the declared and payable dividends of $0.76 per share for the six months ended June 30, 2018, divided by the market value at December 31, 2017. For the six months ended June 30, 2017, the total return based on market value equaled the decrease of the ending market value at June 30, 2017 of $16.38 per share from the ending market value at December 31, 2016 of $16.49 per share plus the declared and payable dividends of $0.76 per share for the six months ended June 30, 2017, divided by the market value at December 31, 2016. The Company’s shares fluctuate in value. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(4)
For the six months ended June 30, 2018, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $0.76 per share for the six months ended June 30, 2018, divided by the beginning net asset value for the period. For the six months ended June 30, 2017, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $0.76 per share for the six months ended June 30, 2017, divided by the beginning net asset value for the period. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan, the issuance of common stock in connection with any equity offerings and the equity components of any convertible notes issued during the period. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5)	The ratios reflect an annualized amount.

(6)
For the six months ended June 30, 2018, the ratio of operating expenses to average net assets consisted of 2.56% of base management fees, 2.70% of income based fees and capital gains incentive fees, net of the Fee Waiver (3.26% of income based fees and capital gains incentive fees, excluding the Fee Waiver), 3.41% of the cost of borrowing and 0.68% of other operating expenses. For the six months ended June 30, 2017, the ratio of operating expenses to average net assets consisted of 2.61% of base management fees, 2.43% of income based fees and capital gains incentive fees, net of Fee Waiver (2.74% of income based fees and capital gains incentive fees, excluding the Fee Waiver), 3.49% of the cost of borrowing and 1.94% of other operating expenses. See Note 3 for more information on the Fee Waiver.

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

During the three and six months ended June 30, 2018, the Company incurred a net expense of $(1) and $2, respectively, in professional fees and other costs related to the American Capital Acquisition. During the three and six months ended June 30, 2017, the Company incurred $12 and $38, respectively, in net professional fees and other costs related to the American Capital Acquisition, including $18 in one-time investment banking fees incurred in January 2017 upon the closing of the American Capital Acquisition.

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

On August 3, 2017, American Capital and one of its former portfolio companies were awarded a judgment plus prejudgment interest by the United States District Court for the District of Maryland (the “District Court”) following a bench trial in a case first filed by one of American Capital’s insurance companies concerning coverage for bodily injury claims against American Capital and/or its former portfolio company. The District Court found that the carrier breached its duty to defend American Capital and its former portfolio company against more than 1,000 bodily injury claims and awarded American Capital damages plus prejudgment interest. American Capital’s carrier filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit; thereafter, American Capital and its former portfolio company filed a notice of cross appeal. The appeal has been fully briefed and oral argument has been scheduled in September 2018. It is currently expected the appeal will be adjudicated in late 2018 at the earliest. American Capital’s recovery, if any, will not be known until such time as the appeal is resolved.

16.     SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2018.

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

•	that effective June 21, 2019 (unless we receive earlier stockholder approval), our asset coverage requirement will reduce from 200% to 150%, which may increase the risk of investing with us;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	our ability to recover unrealized losses;

•	market conditions and our ability to access alternative debt markets and additional debt and equity capital and our ability to manage our capital resources effectively;

•	our contractual arrangements and relationships with third parties, including parties to our co-investment program;

•	the general economy and its impact on the industries in which we invest;

•	uncertainty surrounding the financial stability of the United States, Europe and China;

•	the social, geopolitical, financial, trade and legal implications of Brexit;

•	Middle East turmoil and the potential for volatility in energy prices and its impact on the industries in which we invest;

•	the financial condition of and ability of our current and prospective portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	our ability to successfully complete and integrate any other acquisitions;

•	the outcome and impact of any litigation or other regulatory matters acquired in connection with the American Capital Acquisition (as defined below);

•	the adequacy of our cash resources and working capital;

•	the timing, form and amount of any dividend distributions;

•	the timing of cash flows, if any, from the operations of our portfolio companies; and

•	the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments.

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

Since our initial public offering (“IPO”) on October 8, 2004 through June 30, 2018, our exited investments resulted in an asset level realized gross internal rate of return to us of approximately 14% (based on original amounts invested, net of syndications, of approximately $23.1 billion and total proceeds from such exited investments of approximately $29.3 billion). Internal rate of return is the discount rate that makes the net present value of all cash flows related to a particular investment equal to zero. Internal rate of return is gross of expenses related to investments as these expenses are not allocable to specific investments. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of a debt investment or sale of an investment or through the determination that no further consideration was collectible and, thus, a loss may have been realized. Approximately 63% of these exited investments resulted in an asset level realized gross internal rate of return to us of 10% or greater.

Additionally, since the closing of the American Capital Acquisition on January 3, 2017 through June 30, 2018, exited investments acquired in the American Capital Acquisition resulted in an asset level realized gross internal rate of return to us of approximately 21% (based on original amounts invested of approximately $1.2 billion and total proceeds from such exited investments of approximately $1.3 billion).

Additionally, since our IPO on October 8, 2004 through June 30, 2018, our realized gains have exceeded our realized losses by approximately $629 million (excluding a one-time gain on the acquisition of Allied Capital Corporation (“Allied Capital”) and realized gains/losses from the extinguishment of debt and other assets). For this same time period, our average annualized net realized gain rate was approximately 1.0% (excluding a one-time gain on the acquisition of Allied Capital and realized gains/losses from the extinguishment of debt and other assets). Net realized gain/loss rates for a particular period are the amount of net realized gains/losses during such period divided by the average quarterly investments at amortized cost in such period.

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

In connection with the American Capital Acquisition, Ares Capital Management also agreed to waive, for each of the first ten calendar quarters beginning with the second quarter of 2017, the lesser of (x) $10 million of income based fees and (y) the amount of income based fees for such quarter, in each case, to the extent earned and payable by us in such quarter pursuant to and as calculated under our investment advisory and management agreement (the “Fee Waiver”). See Notes 3 and 14 to our consolidated financial statements for the three and six months ended June 30, 2018 for additional information regarding the American Capital Acquisition.

PORTFOLIO AND INVESTMENT ACTIVITY

Our investment activity for the three months ended June 30, 2018 and 2017 is presented below.

	For the Three Months Ended June 30,
(dollar amounts in millions)	2018	2017
New investment commitments(1):
New portfolio companies	$418	$524
Existing portfolio companies	1,201	1,449
Total new investment commitments(2)	$1,619	$1,973
Less:
Investment commitments exited(3)	2,200	1,792
Net investment commitments	$(581)	$181
Principal amount of investments funded:
First lien senior secured loans	$921	$1,110
Second lien senior secured loans	321	469
Subordinated certificates of the SDLP(4)	111	125
Senior subordinated loans	8	56
Preferred equity securities	4	112
Other equity securities	11	25
Total	$1,376	$1,897
Principal amount of investments sold or repaid(5):
First lien senior secured loans	$1,394	$1,042
Second lien senior secured loans	527	482
Subordinated certificates of the SDLP(4)	2	1
Senior subordinated loans	159	66
Collateralized loan obligations	15	44
Preferred equity securities	20	76
Other equity securities	12	90
Total	$2,129	$1,801
Number of new investment commitments(6)	46	47
Average new investment commitment amount(6)	$35	$42
Weighted average term for new investment commitments (in months)	75	81
Percentage of new investment commitments at floating rates	99%	97%
Percentage of new investment commitments at fixed rates	—%	2%
Weighted average yield of debt and other income producing securities(7):
Funded during the period at amortized cost	9.4%	8.6%
Funded during the period at fair value(8)	9.4%	8.6%
Exited or repaid during the period at amortized cost	8.9%	8.8%
Exited or repaid during the period at fair value(8)	8.9%	8.7%
_______________________________________________________________________________

(1)
New investment commitments include new agreements to fund revolving loans or delayed draw loans. See “Off Balance Sheet Arrangements” as well as Note 7 to our consolidated financial statements for the three and six months ended June 30, 2018, for more information on our commitments to fund revolving loans or delayed draw loans.

(2)	Includes both funded and unfunded commitments. Of these new investment commitments, we funded $1.2 billion and $1.8 billion for the three months ended June 30, 2018 and 2017, respectively.

(3)
Includes both funded and unfunded commitments. For the three months ended June 30, 2018 and 2017, investment commitments exited included exits of unfunded commitments of $149 million and $48 million, respectively.

(4)	See “Senior Direct Lending Program” below and Note 4 to our consolidated financial statements for the three and six months ended June 30, 2018 for more information on the SDLP (as defined below).

(5)
For the three months ended June 30, 2018 and 2017, the principal amount of investments sold or repaid included $179 million and $210 million, respectively, of investments acquired as part of the American Capital Acquisition.

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

(8)	Represents fair value for investments in the portfolio as of the most recent prior quarter end, if applicable.

As of June 30, 2018 and December 31, 2017, our investments consisted of the following:

	As of
	June 30, 2018		December 31, 2017
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured loans	$4,739	$4,626	$5,337	$5,197
Second lien senior secured loans	3,618	3,449	3,885	3,744
Subordinated certificates of the SDLP(1)	589	589	487	487
Senior subordinated loans	1,059	1,077	978	995
Collateralized loan obligations	93	92	115	114
Preferred equity securities	496	679	485	532
Other equity securities	841	1,015	618	772
Total	$11,435	$11,527	$11,905	$11,841

_______________________________________________________________________________

(1)
The proceeds from these certificates were applied to co-investments with Varagon Capital Partners (“Varagon”) and its clients to fund first lien senior secured loans to 20 and 19 different borrowers as of June 30, 2018 and December 31, 2017, respectively.

The weighted average yields at amortized cost and fair value of the following portions of our portfolio as of June 30, 2018 and December 31, 2017 were as follows:

	As of
	June 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and other income producing securities(1)	10.4%	10.5%	9.7%	9.8%
Total portfolio(2)	9.1%	9.0%	8.7%	8.7%
First lien senior secured loans(2)	8.5%	8.7%	7.9%	8.1%
Second lien senior secured loans(2)	10.3%	10.8%	9.7%	10.0%
Subordinated certificates of the SDLP(2)(3)	15.0%	15.0%	14.5%	14.5%
Senior subordinated loans(2)	13.4%	13.1%	13.0%	12.8%
Collateralized loan obligations	9.6%	9.8%	9.7%	9.7%
Income producing equity securities(2)	13.3%	13.3%	13.0%	13.0%

_______________________________________________________________________________

(1)
“Weighted average yield of debt and other income producing securities” is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on accruing debt and other income producing securities, divided by (b) the total accruing debt and other income producing securities at amortized cost or at fair value as applicable. The weighted average yield of debt and other income producing securities that were acquired as part of the American Capital Acquisition and held as of June 30, 2018 was 11.7% and 11.5% at amortized cost and fair value, respectively.

(2)
 “Weighted average yields” are computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on the relevant accruing debt and other income producing securities, divided by (b) the total relevant investments at amortized cost or at fair value as applicable. The weighted average yield on total investments that were acquired as part of the American Capital Acquisition and held as of June 30, 2018 was 9.5% and 7.2% at amortized cost and fair value, respectively.

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

Set forth below is the grade distribution of our portfolio companies as of June 30, 2018 and December 31, 2017:

	As of
	June 30, 2018				December 31, 2017
(dollar amounts in millions)	Fair Value	%	Number of Companies	%	Fair Value	%	Number of Companies	%
Grade 1	$153	1.3%	20	5.8%	$72	0.6%	16	5.1%
Grade 2	416	3.6%	11	3.2%	343	2.9%	14	4.5%
Grade 3	9,059	78.6%	300	86.7%	10,099	85.3%	268	85.3%
Grade 4	1,899	16.5%	15	4.3%	1,327	11.2%	16	5.1%
Total	$11,527	100.0%	346	100.0%	$11,841	100.0%	314	100.0%

As of June 30, 2018 and December 31, 2017, the weighted average grade of the investments in our portfolio at fair value was 3.1 and 3.1, respectively.

As of June 30, 2018, investments on non-accrual status represented 2.7% and 0.8% of the total investments at amortized cost and at fair value, respectively. As of December 31, 2017, investments on non-accrual status represented 3.1% and 1.4% of the total investments at amortized cost and at fair value, respectively.

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

We provide capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. As of June 30, 2018, we and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates.

As of June 30, 2018 and December 31, 2017, we and Varagon and its clients had agreed to make capital available to the SDLP of $6.4 billion and $2.9 billion, respectively, in the aggregate, of which $1,444 million and $591 million, respectively, is to be made available from us. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP. Below is a summary of the funded capital and unfunded capital commitments of the SDLP.

	As of
(in millions)	June 30, 2018	December 31, 2017
Total capital funded to the SDLP(1)	$2,928	$2,319
Total capital funded to the SDLP by the Company(1)	$589	$487
Total unfunded capital commitments to the SDLP(2)	$115	$92
Total unfunded capital commitments to the SDLP by the Company(2)	$24	$19
___________________________________________________________________________

(1)	At principal amount.

(2)	These commitments have been approved by the investment committee of the SDLP and will be funded as the transactions are completed.

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

The amortized cost and fair value of our SDLP Certificates held by us were $589 million and $589 million, respectively, as of June 30, 2018 and $487 million and $487 million, respectively, as of December 31, 2017. Our yield on our investment in the SDLP at amortized cost and fair value was 15.0% and 15.0%, respectively, as of June 30, 2018 and 14.5% and 14.5%, respectively, as of December 31, 2017. For the three and six months ended June 30, 2018, we earned interest income of $20 million and $39 million, respectively, from our investment in the SDLP Certificates. For the three and six months ended June 30, 2017, we earned interest income of $11 million and $21 million, respectively, from our investment in the SDLP Certificates.We are also entitled to certain fees in connection with the SDLP. For the three and six months ended June 30, 2018, in connection with the SDLP, we earned capital structuring service and other fees totaling $5 million and $8 million, respectively. For the three and six months ended June 30, 2017, in connection with the SDLP, we earned capital structuring service and other fees totaling $5 million and $6 million, respectively.

As of June 30, 2018 and December 31, 2017, the portfolio was comprised of all first lien senior secured loans primarily to U.S. middle-market companies and were in industries similar to the companies in our portfolio. As of June 30, 2018 and

December 31, 2017, none of the loans were on non-accrual status. Below is a summary of the SDLP’s portfolio as of June 30, 2018 and December 31, 2017:

	As of
(dollar amounts in millions)	June 30, 2018	December 31, 2017
Total first lien senior secured loans(1)	$2,760	$2,316
Weighted average yield on first lien senior secured loans(2)	8.2%	7.6%
Largest loan to a single borrower(1)	$249	$200
Total of five largest loans to borrowers(1)	$1,087	$947
Number of borrowers in the SDLP	20	19
Commitments to fund delayed draw loans (3)	$115	$92
_______________________________________________________________________________

(1)                                 At principal amount.

(2)	Computed as (a) the annual stated interest rate on accruing first lien senior secured loans, divided by (b) total first lien senior secured loans at principal amount.

(3)	As discussed above, these commitments have been approved by the investment committee of the SDLP.

Senior Secured Loan Program

We and General Electric Capital Corporation and GE Global Sponsor Finance LLC (collectively, “GE”) had previously co-invested in first lien senior secured loans of middle market companies through an unconsolidated Delaware limited liability company, the Senior Secured Loan Fund LLC (d/b/a the “Senior Secured Loan Program” or the “SSLP”). The SSLP was capitalized as transactions were completed. All portfolio decisions and generally all other decisions in respect of the SSLP were approved by an investment committee of the SSLP consisting of representatives of ours and GE (with approval from a representative of each required). We provided capital to the SSLP in the form of the SSLP Certificates. GE provided capital to the SSLP in the form of senior notes and SSLP Certificates.

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

For the three and six months ended June 30, 2017, we earned interest income of $29 million and $63 million, respectively, from our investment in the SSLP Certificates. We were also entitled to certain fees in connection with the SSLP. For the three and six months ended June 30, 2017, in connection with the SSLP, we earned capital structuring service, sourcing and other fees totaling $3 million and $5 million, respectively, from our investment in the SSLP Certificates.

RESULTS OF OPERATIONS

For the three and six months ended June 30, 2018 and 2017

Operating results for the three and six months ended June 30, 2018 and 2017 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Total investment income	$333	$284	$650	$559
Total expenses, net of waiver of income based fees	165	153	333	332
Net investment income before income taxes	168	131	317	227
Income tax expense, including excise tax	6	7	11	9
Net investment income	162	124	306	218
Net realized gains on investments and foreign currency transactions	27	110	15	112
Net unrealized gains (losses) on investments, foreign currency and other transactions	65	(52)	175	(30)
Realized losses on extinguishment of debt	—	(4)	—	(4)
Net increase in stockholders’ equity resulting from operations	$254	$178	$496	$296

Net income can vary substantially from period to period due to various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net increase in stockholders’ equity resulting from operations may not be meaningful.

Investment Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Interest income from investments	$262	$231	$516	$462
Capital structuring service fees	25	29	54	41
Dividend income	24	16	46	40
Other income	22	8	34	16
Total investment income	$333	$284	$650	$559

The increase in interest income from investments for the three months ended June 30, 2018 from the comparable period in 2017 was primarily due to an increase in the average size of our portfolio and an increase in the weighted average yield of our portfolio. The size of our portfolio increased from an average of $11.7 billion at amortized cost for the three months ended June 30, 2017 to an average of $11.8 billion at amortized cost for the comparable period in 2018. The weighted average yield of our portfolio increased from 8.0% for the three months ended June 30, 2017 to 9.1% for the comparable period in 2018. The increase in the weighted average yield was primarily due to an increase in LIBOR during the period. The decrease in capital structuring service fees for the three months ended June 30, 2018 from the comparable period in 2017 was primarily due to the decrease in new investment commitments, which decreased from $2.0 billion for the three months ended June 30, 2017 to $1.6 billion for the comparable period in 2018. Dividend income for the three months ended June 30, 2018 and 2017 included dividends received from Ivy Hill Asset Management, L.P. (“IHAM”) totaling $15 million and $10 million, respectively. Also during the three months ended June 30, 2018, we received $2 million in other non-recurring dividends from non-income producing equity securities compared to $3 million for the comparable period in 2017. Dividend income for the three months ended June 30, 2018 included other recurring dividends of $7 million compared to $4 million for the comparable period in 2017.

The increase in interest income from investments for the six months ended June 30, 2018 from the comparable period in 2017 was primarily due to an increase in the size of our portfolio and an increase in the weighted average yield of our portfolio. The size of our portfolio increased from an average of $11.6 billion at amortized cost for the six months ended June 30, 2017 to an average of $11.9 billion at amortized cost for the comparable period in 2018. The weighted average yield of our portfolio increased from 8.1% for the six months ended June 30, 2017 to 9.0% for the comparable period in 2018, primarily due to an increase in LIBOR during the period. The increase in capital structuring service fees for the six months ended June 30, 2018 from the comparable period in 2017 was due to the increase in new investment commitments (excluding investments acquired as a result of the American Capital Acquisition), which increased from $2.8 billion for the six months ended June 30, 2017 to $3.4 billion for the comparable period in 2018, as well as the increase in the weighted average capital structuring service fees received on new investment commitments, which increased from 1.4% for the six months ended June 30, 2017 to 1.6% for the comparable period in 2018. Dividend income for the six months ended June 30, 2018 and 2017 included dividends received from IHAM totaling $28 million and $20 million, respectively. Also during the six months ended June 30, 2018, we received $5 million in other non-recurring dividends from non-income producing equity securities compared to $15 million for the comparable period in 2017.

Operating Expenses

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Interest and credit facility fees	$61	$55	$121	$110
Base management fees	45	44	91	83
Income based fees	40	30	78	62
Capital gains incentive fees	18	10	38	26
Administrative fees	4	3	7	6
Net professional fees and other costs related to the American Capital Acquisition	(1)	12	2	38
Other general and administrative	8	9	16	17
Total operating expenses	175	163	353	342
Waiver of income based fees	(10)	(10)	(20)	(10)
Total expenses, net of waiver of income based fees	$165	$153	$333	$332

Interest and credit facility fees for the three and six months ended June 30, 2018 and 2017, were comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Stated interest expense	$51	$47	$101	$94
Facility fees	4	3	8	4
Amortization of debt issuance costs	5	4	9	9
Net accretion of discount on notes payable	1	1	3	3
Total interest and credit facility fees	$61	$55	$121	$110

Stated interest expense for the three months ended June 30, 2018 increased from the comparable period in 2017 primarily due to the increase in the average principal amount of debt outstanding. For the three months ended June 30, 2018, our average principal debt outstanding increased to $4.9 billion as compared to $4.6 billion for the comparable period in 2017. The weighted average stated interest rate on our outstanding debt was 4.1% for the three months ended June 30, 2018 as compared to 4.1% for the comparable period in 2017. Facility fees for the three months ended June 30, 2018 increased from the comparable period in 2017 primarily due to the lower utilization of our revolving facilities resulting in higher unused commitment fees.

Stated interest expense for the six months ended June 30, 2018 increased from the comparable period in 2017 primarily due to the increase in the average principal amount of debt outstanding. For the six months ended June 30, 2018, our average principal debt outstanding increased to $4.9 billion as compared to $4.6 billion for the comparable period in 2017. The weighted average stated interest rate on our outstanding debt was 4.1% for the six months ended June 30, 2018 as compared to

4.1% for the comparable period in 2017. Facility fees for the six months ended June 30, 2018 increased from the comparable period in 2017 primarily due to the lower utilization of our revolving facilities resulting in higher unused commitment fees.

The increase in base management fees for the three and six months ended June 30, 2018 from the comparable periods in 2017 was primarily due to the increase in the average size of our portfolio for the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017. The increase in income based fees for the three months ended June 30, 2018 from the comparable period in 2017 was primarily due to the pre-incentive fee net investment income, as defined in the investment advisory and management agreement, for the three and six months ended June 30, 2018 being higher than in the comparable period in 2017. The three and six months ended June 30, 2018 reflects the Fee Waiver of $10 million and $20 million, respectively. The three and six months ended June 30, 2017 also reflects the Fee Waiver of $10 million and $10 million, respectively.

For the three and six months ended June 30, 2018, the capital gains incentive fees calculated in accordance with GAAP was $18 million and $38 million, respectively. For the three and six months ended June 30, 2017, the capital gains incentive fees calculated in accordance with GAAP was $10 million and $26 million, respectively. The capital gains incentive fee expense accrual for the three and six months ended June 30, 2017 included an $11 million accrual related to the American Capital Acquisition as a result of the fair value of the net assets acquired exceeding the fair value of the merger consideration paid by us. The capital gains incentive fee accrued under GAAP includes an accrual related to unrealized capital appreciation, whereas the capital gains incentive fee actually payable under our investment advisory and management agreement does not. There can be no assurance that such unrealized capital appreciation will be realized in the future. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. As of June 30, 2018, the total capital gains incentive fee accrual calculated in accordance with GAAP was $117 million. As of June 30, 2018, there was no capital gains incentive fee actually payable under our investment advisory and management agreement. See Note 3 to our consolidated financial statements for the three and six months ended June 30, 2018, for more information on the base management fees, income based fees and capital gains incentive fees.

Administrative fees represent fees paid to Ares Operations for our allocable portion of overhead and other expenses incurred by Ares Operations in performing its obligations under the administration agreement, including our allocable portion of the compensation, rent and other expenses of certain of our executive officers and their respective staffs. Administrative fees incurred related specifically to the American Capital Acquisition are included in net professional fees and other costs related to the American Capital Acquisition as discussed below.

For the three and six months ended June 30, 2018 and 2017, we incurred a net expense of $(1) million and $2 million, respectively, in professional fees and other costs related to the American Capital Acquisition. For the three and six months ended June 30, 2017, we incurred $12 million and $38 million, respectively, in net professional fees and other costs related to the American Capital Acquisition. For the six months ended June 30, 2017, these costs included $18 million in one-time investment banking fees incurred upon the closing of the American Capital Acquisition.

Other general and administrative expenses includes, among other costs, professional fees, insurance, fees and expenses related to evaluating and making investments in portfolio companies, including the costs associated with meeting with and marketing to financial sponsors and independent directors’ fees.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. If we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax on estimated excess taxable income as such taxable income is earned. For the three and six months ended June 30, 2018, we recorded a net expense of $3 million and $7 million for U.S. federal excise tax, respectively. For the three and six months ended June 30, 2017, we recorded a net expense of $4 million and $7 million for U.S. federal excise tax, respectively.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three and six months ended June 30, 2018, we recorded a net tax expense of approximately $3 million and $4 million for these subsidiaries, respectively. For the three and six months ended June 30, 2017, we recorded a net tax expense of approximately $3 million and $2 million for these subsidiaries, respectively. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.

Net Realized Gains/Losses

The net realized gains from the sales, repayments or exits of investments during the three and six months ended June 30, 2018 and 2017 were comprised of the following:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(in millions)	2018		2017		2018		2017
Sales, repayments or exits of investments(1)	$2,142	(1)	$1,900	(2)	$3,510	(1)	$2,800	(2)
Net realized gains on investments:
Gross realized gains	31		$150		42		164
Gross realized losses	(9)		(38)		(20)		(39)
Total net realized gains on investments	$22	(3)	$112	(4)	$22	(3)	$125	(4)
_______________________________________________________________________________

(1)
Includes $447 million of investments sold to IHAM and certain vehicles managed by IHAM during the three and six months ended June 30, 2018. A net realized loss of $0 million was recorded on these transactions with IHAM during the three and six months ended June 30, 2018. See Note 4 to our consolidated financial statements for the three and six months ended June 30, 2018 for more detail on IHAM and its managed vehicles.

(2)
Includes $8 million and $29 million of investments sold to IHAM and certain vehicles managed by IHAM during the three and six months ended June 30, 2017, respectively. No realized gains or losses were recorded on these transactions with IHAM during the three months ended June 30, 2017. A net realized loss of $0 million was recorded on these transactions with IHAM during six months ended June 30, 2017.

(3)
Includes approximately $5 million and $12 million, respectively, of net realized gains on investments acquired as part of the American Capital Acquisition for the three and six months ended June 30, 2018.

(4)
Includes approximately $21 million and $23 million, respectively, of net realized gains on investments acquired as part of the American Capital Acquisition for the three and six months ended June 30, 2017.

The net realized gains (losses) on investments during the three months ended June 30, 2018 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
TDG Group Holding Company	$8
PowerPlan, Inc.	7
CFW Co-Invest, L.P.	3
AwarePoint Corporation	(4)
Other, net	8
Total	$22

During the three months ended June 30, 2018, we recognized net realized gains on foreign currency transactions of $5 million.

The net realized gains (losses) on investments during the three months ended June 30, 2017 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
10th Street, LLC	$34
Community Education Centers, Inc.	24
TA THI Parent, Inc.	16
NECCO Realty Investments LLC	13
GHX Ultimate Parent Corporation	11
Wilcon Holdings LLC	10
Project Alpha Intermediate Holding, Inc. and Qlik Parent, Inc.	8
CIBT Investment Holdings, LLC	6
Market Track Holdings, LLC	6
Hard 8 Games, LLC	5
Competitor Group, Inc.	(21)
The Greeley Company, Inc. and HCP Acquisition Holdings, LLC	(13)
Other, net	13
Total	$112

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

The net realized gains (losses) on investments during the six months ended June 30, 2018 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
TDG Group Holding Company	$8
PowerPlan, Inc.	7
CFW Co-Invest, L.P.	4
AwarePoint Corporation	(4)
EcoMotors, Inc.	(9)
Other, net	16
Total, net	$22

During the six months ended June 30, 2018, we also recognized net realized gains on foreign currency transactions of $7 million.

The net realized gains (losses) on investments during the six months ended June 30, 2017 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
10th Street, LLC	$34
Community Education Centers, Inc.	24
TA THI Parent, Inc.	16
Netsmart Technologies, Inc.	13
GHX Ultimate Parent Corporation	11
Wilcon Holdings LLC	10
Project Alpha Intermediate Holding, Inc. and Qlik Parent, Inc.	8
S Toys Holdings LLC (fka The Step2 Company, LLC)	7
CIBT Investment Holdings, LLC	6
Market Track Holdings, LLC	6
Hard 8 Games, LLC	5
Competitor Group, Inc.	(21)
The Greeley Company, Inc. and HCP Acquisition Holdings, LLC	(13)
Other, net	19
Total, net	$125

During the six months ended June 30, 2017, we also recognized net realized losses on foreign currency transactions of $13 million.

Net Unrealized Gains/Losses

We value our portfolio investments quarterly and the changes in value are recorded as unrealized gains or losses in our consolidated statement of operations. Net unrealized gains and losses for our portfolio for the three and six months ended June 30, 2018 and 2017, were comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Unrealized appreciation	$161	$151	$281	$196
Unrealized depreciation	(107)	(119)	(165)	(172)
Net unrealized depreciation (appreciation) reversed related to net realized gains or losses(1)	6	(76)	40	(50)
Total net unrealized gains (losses)	$60	$(44)	$156	$(26)
_______________________________________________________________________________

(1)
The net unrealized (appreciation) depreciation reversed related to net realized gains or losses represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior period.

The changes in net unrealized appreciation and depreciation on investments during the three months ended June 30, 2018 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Alcami Holdings, LLC	$70
Rug Doctor, LLC	9
Varsity Brands Holding Co., Inc.	6
CCS Intermediate Holdings, LLC	5
Soil Safe, Inc.	5
PERC Holdings 1 LLC	5
OTG Management, LLC	4
GHX Ultimate Parent Corporation	4
American Academy Holdings, LLC	3
Accruent, LLC	3
FPI Holding Corporation	(3)
Patterson Medical Supply, Inc.	(3)
CFW Co-Invest, L.P.	(3)
SCM Insurance Services Inc.	(4)
Shock Doctor, Inc.	(4)
Miles 33 (Finance) Limited	(4)
ADF Capital, Inc.	(5)
SHO Holding I Corporation	(5)
Ivy Hill Asset Management, L.P.	(7)
New Trident Holdcorp, Inc.	(10)
Indra Holdings Corp.	(13)
Other, net	1
Total	$54

During the three months ended June 30, 2018, we recognized net unrealized gains on foreign currency and other transactions of $5 million.

The changes in net unrealized appreciation and depreciation on investments during the three months ended June 30, 2017 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Bellotto Holdings Limited	$49
Alcami Holdings, LLC	18
Ciena Capital LLC	10
EDS Group	9
Miles 33 (Finance) Limited	7
Columbo MidCo Limited	6
Imaging Business Machines, L.L.C.	6
CCS Intermediate Holdings, LLC	(3)
Javlin Three LLC	(3)
Indra Holdings Corp.	(3)
Green Energy Partners	(5)
Rug Doctor, LLC	(5)
Urgent Cares of America Holdings I, LLC	(6)
Infilaw Holding, LLC	(7)
ADF Capital, Inc.	(8)
New Trident Holdcorp, Inc.	(9)
Soil Safe, Inc.	(10)
Other, net	(14)
Total	$32

During the three months ended June 30, 2017, we also recognized net unrealized losses on foreign currency and other transactions of $8 million.

The changes in net unrealized appreciation and depreciation during the six months ended June 30, 2018 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Alcami Holdings, LLC	$157
CCS Intermediate Holdings, LLC	18
Varsity Brands Holding Co., Inc.	10
Rug Doctor, LLC	9
Ivy Hill Asset Management, L.P.	6
Accruent, LLC	6
PERC Holdings 1 LLC	5
Visual Edge Technology, Inc.	4
Cent CLO 2014-22 Limited	4
Acrisure, LLC	3
American Academy Holdings, LLC	3
Imaging Business Machines, L.L.C.	3
PIH Corporation	3
GHX Ultimate Parent Corporation	3
American Residential Services L.L.C.	(3)
CFW Co-Invest, L.P.	(3)
Patterson Medical Supply, Inc.	(4)
SHO Holding I Corporation	(4)
ADF Capital, Inc.	(4)
Panda Temple Power, LLC	(5)
Miles 33 (Finance) Limited	(5)
NECCO Holdings, Inc.	(6)
SCM Insurance Services Inc.	(6)
Columbo Midco Limited	(6)
Eckler Industries, Inc.	(7)
Instituto de Banca y Comercio, Inc.	(10)
New Trident Holdcorp, Inc.	(12)
Singer Sewing Company	(15)
Indra Holdings Corp.	(22)
Other, net	(6)
Total	$116

 During the six months ended June 30, 2018, we also recognized net unrealized gains on foreign currency and other transactions of $19 million.

The changes in net unrealized appreciation and depreciation during the six months ended June 30, 2017 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Bellotto Holdings Limited	$54
Alcami Holdings, LLC	18
EDS Group	10
Ciena Capital LLC	9
Columbo Midco Limited	7
Imaging Business Machines, L.L.C.	7
Miles 33 (Finance) Limited	7
Senior Secured Loan Fund LLC	6
PIH Corporation	5
PERC Holdings 1 LLC	5
American Seafoods Investors LLC	3
Javlin Three LLC	(3)
Panda Temple Power, LLC	(4)
Cent CLO 22 Limited	(4)
Cadence Aerospace, LLC	(4)
NMSC Holdings, Inc.	(4)
Joule Unlimited Technologies, Inc.	(4)
Indra Holdings Corp.	(5)
Rug Doctor, LLC	(5)
Urgent Cares of America Holdings I, LLC	(6)
Green Energy Partners	(7)
EcoMotors, Inc.	(8)
Soil Safe, Inc.	(10)
New Trident Holdcorp, Inc.	(12)
Infilaw Holding, LLC	(13)
ADF Capital, Inc.	(17)
Other, net	(1)
Total	$24

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

As of June 30, 2018, we had $509 million in cash and cash equivalents and $4.6 billion in total aggregate principal amount of debt outstanding ($4.5 billion at carrying value). Subject to leverage, borrowing base and other restrictions, we had approximately $3.1 billion available for additional borrowings under the Facilities as of June 30, 2018.

We may from time to time seek to retire or repurchase our common stock through cash purchases, as well as retire, cancel or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. Such purchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. The amounts involved may be material. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the Investment Company Act, we are currently allowed to borrow amounts such that our asset coverage, calculated pursuant to the Investment Company Act, is at least 200% after such borrowings. On June 21, 2018, our board of directors, including a “required majority” (as such term is defined in Section 57(o) of the Investment Company Act) of our board of directors, approved the application of the modified asset coverage requirement set forth in Section 61(a)(2) of the Investment Company Act, as amended by the Small Business Credit Availability Act. As a result, effective on June 21, 2019 (unless we receive earlier stockholder approval), our asset coverage requirement applicable to senior securities will be reduced to 150%. As of June 30, 2018, the aggregate principal amount outstanding of the senior securities issued by us was $4.6 billion. As of June 30, 2018, our asset coverage was 255%.

Equity Capital Activities

As of June 30, 2018 and December 31, 2017, our total equity market capitalization was $7.0 billion and $6.7 billion, respectively. There were no sales of our equity securities during the six months ended June 30, 2018 and 2017.

On the Acquisition Date, in connection with the American Capital Acquisition, we issued 112 million shares valued at approximately $16.42 per share.

We are authorized under our stock repurchase program to purchase up to $300 in the aggregate of our outstanding common stock in the open market at certain thresholds below our net asset value per share, in accordance with the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. We cannot assure stockholders that any shares will be repurchased under the program. The expiration date of the stock repurchase program is February 28, 2019. The program may be suspended, extended, modified or discontinued at any time.

As of June 30, 2018, we had repurchased a total of 0.5 million shares of our common stock in the open market under the stock repurchase program since its inception in September 2015, at an average price of $13.92 per share, including commissions paid, leaving approximately $293 million available for additional repurchases under the program. During the six months ended June 30, 2018, we did not repurchase any shares of our common stock under the stock repurchase program.

Debt Capital Activities

Our debt obligations consisted of the following as of June 30, 2018 and December 31, 2017:

	As of
	June 30, 2018					December 31, 2017
(in millions)	Total Aggregate Principal Amount Available/ Outstanding(1)		Principal Amount	Carrying Value		Total Aggregate Principal Amount Available/ Outstanding(1)		Principal Amount	Carrying Value
Revolving Credit Facility	$2,133	(2)	$414	$414		$2,108	(2)	$395	$395
Revolving Funding Facility	1,000		—	—		1,000		600	600
SMBC Funding Facility	400		—	—		400		60	60
SBA Debentures	—		—	—	(3)	50		—	—
2018 Convertible Notes	—		—	—	(4)	270		270	270	(5)
2019 Convertible Notes	300		300	299	(5)	300		300	298	(5)
2022 Convertible Notes	388		388	370	(5)	388		388	368	(5)
2018 Notes	750		750	749	(6)	750		750	748	(6)
2020 Notes	600		600	598	(7)	600		600	597	(7)
2022 Notes	600		600	594	(8)	600		600	593	(8)
2023 Notes	750		750	743	(9)	750		750	743	(9)
2025 Notes	600		600	593	(10)	—		—	—
2047 Notes	230		230	182	(11)	230		230	182	(11)
Total	$7,751		$4,632	$4,542		$7,446		$4,943	$4,854
________________________________________

(1)	Subject to borrowing base, leverage and other restrictions. Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.

(2)	Provides for a feature that allows us, under certain circumstances, to increase the size of the Revolving Credit Facility (as defined below) to a maximum of $3.1 billion.

(3)	See below for more information on the termination of the undrawn SBA Debenture (as defined below) commitments.

(4)	See below for more information on the repayment of the 2018 Convertible Notes (as defined below) at maturity.

(5)
Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes (as defined below). As of June 30, 2018, the total unamortized debt issuance costs and the unaccreted discount for the 2019 Convertible Notes and the 2022 Convertible Notes (each as defined below) were $1 million and $18 million, respectively. As of December 31, 2017, the total unamortized debt issuance costs and the unaccreted discount for the 2018 Convertible Notes, the 2019 Convertible Notes and the 2022 Convertible Notes were $0 million, $2 million and $20 million, respectively.

(6)
Represents the aggregate principal amount outstanding of the 2018 Notes (as defined below) less unamortized debt issuance costs and plus the net unamortized premium that was recorded upon the issuances of the 2018 Notes. As of June 30, 2018 and December 31, 2017, the total unamortized debt issuance costs less the net unamortized premium were $1 million and $2 million, respectively.

(7)
Represents the aggregate principal amount outstanding of the 2020 Notes (as defined below) less unamortized debt issuance costs and the net unaccreted discount recorded upon the issuances of the 2020 Notes. As of June 30, 2018 and December 31, 2017, the total unamortized debt issuance costs and the net unaccreted discount were $2 million and $3 million, respectively.

(8)
Represents the aggregate principal amount outstanding of the 2022 Notes (as defined below) less unamortized debt issuance costs and the net unaccreted discount recorded upon the issuances of the 2022 Notes. As of June 30, 2018 and December 31, 2017, the total unamortized debt issuance costs and the net unaccreted discount were $6 million and $7 million, respectively.

(9)
Represents the aggregate principal amount outstanding of the 2023 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2023 Notes. As of June 30, 2018 and December 31, 2017, the total unamortized debt issuance costs and the unaccreted discount was $7 million and $7 million, respectively.

(10)
Represents the aggregate principal amount outstanding of the 2025 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2025 Notes. As of June 30, 2018, the total unamortized debt issuance costs and the unaccreted discount was $7 million.

(11)
Represents the aggregate principal amount outstanding of the 2047 Notes (as defined below) less the unaccreted purchased discount recorded as part of the acquisition of Allied Capital in April 2010 (the “Allied Acquisition”). As of June 30, 2018 and December 31, 2017, the total unaccreted purchased discount was $48 million and $48 million, respectively.

The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all our debt outstanding as of June 30, 2018 were 4.2% and 4.5 years, respectively, and as of December 31, 2017 were 4.1% and 4.3 years, respectively.

The ratio of total principal amount of debt outstanding to stockholders’ equity as of June 30, 2018 was 0.64:1.00 compared to 0.70:1.00 as of December 31, 2017.

Revolving Credit Facility

We are party to a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), that allows us to borrow up to $2.1 billion at any one time outstanding. The Revolving Credit Facility consists of a $414 million term loan tranche with a stated maturity date of March 30, 2023 and a $1.7 billion revolving tranche. For $1.6 billion of the revolving tranche, the end of the revolving period and the stated maturity date are March 30, 2022 and March 30, 2023, respectively. For $50 million of the revolving tranche, the end of the revolving period and the stated maturity date are January 4, 2021 and January 4, 2022, respectively. For the remaining $45 million of the revolving tranche, the end of the revolving period and the stated maturity date are May 4, 2019 and May 4, 2020, respectively. The Revolving Credit Facility also provides for a feature that allows us, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of $3.1 billion. The interest rate charged on the Revolving Credit Facility is based on an applicable spread of either 1.75% or 1.875% over LIBOR or 0.75% or 1.00% over an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility), in each case, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of June 30, 2018, the interest rate in effect was LIBOR plus 1.75%. We are also required to pay a letter of credit fee of either 2.00% or 2.25% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. Additionally, we are required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. As of June 30, 2018, there was $414 million outstanding under the Revolving Credit Facility and we were in compliance in all material respects with the terms of the Revolving Credit Facility.

Revolving Funding Facility

Our consolidated subsidiary, Ares Capital CP Funding LLC (“Ares Capital CP”) is party to a revolving funding facility (as amended, the “Revolving Funding Facility”), that allows Ares Capital CP to borrow up to $1 billion at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility are January 3, 2019 and January 3, 2022, respectively. As of June 30, 2018, the interest rate charged on the Revolving Funding Facility was based on LIBOR plus 2.15% per annum or a “base rate” (as defined in the agreements governing the Revolving Funding Facility) plus 1.15% per annum. Ares Capital CP is also required to pay a commitment fee of between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility. As of June 30, 2018, there were no outstanding amounts under the Revolving Funding Facility and we and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

SMBC Funding Facility

Our consolidated subsidiary, Ares Capital JB Funding LLC (“ACJB”), is party to a revolving funding facility (as amended, the “SMBC Funding Facility”), that allows ACJB to borrow up to $400 million at any one time outstanding. The

SMBC Funding Facility is secured by all of the assets held by ACJB. As of June 30, 2018, the end of the reinvestment period and the stated maturity date for the SMBC Funding Facility were September 14, 2018 and September 14, 2023, respectively. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement. The interest rate charged on the SMBC Funding Facility is based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over a “base rate” (as defined in the agreements governing the SMBC Funding Facility), in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. As of June 30, 2018, the interest rate in effect was LIBOR plus 2.00%. Additionally, ACJB is required to pay a commitment fee of between 0.35% and 0.875% per annum depending on the size of the unused portion of the SMBC Funding Facility. As of June 30, 2018, there were no outstanding amounts under the SMBC Funding Facility and we and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

SBA Debentures

In April 2015, our consolidated subsidiary, Ares Venture Finance, L.P. (“AVF LP”), received a license from the SBA to operate as a Small Business Investment Company (“SBIC”) under the provisions of Section 301(c) of the Small Business Investment Act of 1958, as amended.

The license from the SBA allowed AVF LP to obtain leverage by issuing SBA Debentures, subject to issuance of a capital commitment by the SBA and other customary procedures. Leverage through the SBA Debentures was subject to required capitalization thresholds. The original amount committed to AVF LP by the SBA was $75 million. In September 2017, AVF LP fully repaid the $25 million of the aggregate principal amount of the SBA Debentures outstanding at the time. In April 2018, our consolidated subsidiary, AVF LP, surrendered its license to operate as a SBIC and the undrawn SBA Debenture commitments of $50 million were terminated.

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

Certain key terms related to the convertible features for each of the Convertible Unsecured Notes as of June 30, 2018 are listed below.

	2019 Convertible Notes	2022 Convertible Notes
Conversion premium	15.0%	15.0%
Closing stock price at issuance	$17.53	$16.86
Closing stock price date	July 15, 2013	January 23, 2017
Conversion price(1)	$19.99	$19.39
Conversion rate (shares per one thousand dollar principal amount)(1)	50.0292	51.5756
Conversion dates	July 15, 2018	August 1, 2021
________________________________________

(1)	Represents conversion price and conversion rate, as applicable, as of June 30, 2018, taking into account certain de minimis adjustments that will be made on the conversion date.

In certain circumstances, the Convertible Unsecured Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at their respective conversion rates (listed below as of June 30, 2018) subject to customary anti-dilution adjustments and the requirements of their respective indenture (the “Convertible Unsecured Notes Indentures”). Prior to the close of business on the business day immediately preceding their respective conversion date (listed above), holders may convert their Convertible Unsecured Notes only under certain circumstances set forth in the respective Convertible Unsecured Notes Indenture. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Unsecured Notes at any time. In addition, if we engage in certain corporate events as described in their respective Convertible Unsecured Notes Indenture, holders of the Convertible Unsecured Notes may require us to repurchase for cash all or part of the Convertible Unsecured Notes at a repurchase price equal to 100% of the principal amount of the Convertible Unsecured Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

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

As of June 30, 2018, we were in compliance in all material respects with the terms of the Convertible Unsecured Notes Indentures and the indentures governing the Unsecured Notes.

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

See Note 5 to our consolidated financial statements for the three and six months ended June 30, 2018 for more information on our debt obligations.

OFF BALANCE SHEET ARRANGEMENTS

We have various commitments to fund investments in our portfolio, as described below.

As of June 30, 2018 and December 31, 2017, we had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) our discretion:

	As of
(in millions)	June 30, 2018	December 31, 2017
Total revolving and delayed draw loan commitments	$1,422	$881
Less: drawn commitments	(384)	(201)
Total undrawn commitments	1,038	680
Less: commitments substantially at our discretion	(14)	(11)
Less: unavailable commitments due to borrowing base or other covenant restrictions	—	—
Total net adjusted undrawn revolving and delayed draw loan commitments	$1,024	$669

Included within the total revolving and delayed draw loan commitments as of June 30, 2018 and December 31, 2017 were delayed draw loan commitments totaling $348 million and $251 million, respectively. Our commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels).

Also included within the total revolving and delayed draw loan commitments as of June 30, 2018 were commitments to issue up to $190 million in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2018, we had $26 million in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For all these letters of credit issued and outstanding, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $13 million expire in 2018 and $13 million expires in 2019. As of June 30, 2018, we recorded a liability of $5 million for certain letters of credit issued and outstanding and none of the other letters of credit issued and outstanding were recorded as a liability on our balance sheet as such other letters of credit are considered in the valuation of the investments in the portfolio company.

We also have commitments to co-invest in the SDLP for our portion of the SDLP’s commitments to fund delayed draw loans to certain portfolio companies of the SDLP. See “Senior Direct Lending Program” above and Note 4 to our consolidated financial statements for the three and six months ended June 30, 2018 for more information.

As of June 30, 2018 and December 31, 2017, we were party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

	As of
(in millions)	June 30, 2018	December 31, 2017
Total private equity commitments	$116	$111
Less: funded private equity commitments	(70)	(62)
Total unfunded private equity commitments	46	49
Less: private equity commitments substantially our discretion	(46)	(48)
Total net adjusted unfunded private equity commitments	$—	$1

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

RECENT DEVELOPMENTS

From July 1, 2018 through July 25, 2018, we made new investment commitments of approximately $895 million, of which $794 million were funded. Of these new commitments, 70% were in first lien senior secured loans, 25% were in second lien senior secured loans and 5% were in other equity securities. Of the approximately $895 million of new investment commitments, 95% were floating rate and 5% were non-interest bearing. The weighted average yield of debt and other income producing securities funded during the period at amortized cost was 7.5%. We may seek to sell all or a portion of these new investment commitments, although there can be no assurance that we will be able to do so.

From July 1, 2018 through July 25, 2018, we exited approximately $629 million of investment commitments, including $291 million of investment commitments acquired in the American Capital Acquisition. Of the total investment commitments, 62% were first lien senior secured loans, 25% were senior subordinated loans, 11% were second lien senior secured loans and 2% were investments in the SDLP Certificates. Of the approximately $629 million of exited investment commitments, 75% were floating rate, and 25% were fixed rate. The weighted average yield of debt and other income producing securities exited or repaid during the period at amortized cost was 9.5% and the weighted average yield on total investments exited or repaid during the period at amortized cost was 9.5%. On the approximately $629 million of investment commitments exited from July 1, 2018 through July 25, 2018, we recognized total net realized gains of approximately $326 million.

In addition, as of July 25, 2018, we had an investment backlog and pipeline of approximately $710 million and $660 million, respectively. Investment backlog includes transactions approved by our investment adviser’s investment committee and/or for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore we believe are likely to close. Investment pipeline includes transactions where due diligence and analysis are in process, but no formal mandate, letter of intent or signed commitment have been issued. The consummation of any of the investments in this backlog and pipeline depends upon, among other things, one or more of the following: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. In addition, we may sell all or a portion of these investments and certain of these investments may result in the repayment of existing investments. We cannot assure you that we will make any of these investments or that we will sell all or any portion of these investments.

CRITICAL ACCOUNTING POLICIES

See Note 2 to our consolidated financial statements for the three and six months ended June 30, 2018, which describes our critical accounting policies.

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

As of June 30, 2018, 78% of the investments at fair value in our portfolio bore interest at variable rates, 8% bore interest at fixed rates, 13% were non-interest earning and 1% were on non-accrual status. Additionally, for the variable rate investments, 99% of these investments contained interest rate floors (representing 78% of total investments at fair value). Also, as of June 30, 2018, all the loans made through the SDLP contained interest rate floors. The Facilities all bear interest at variable rates with no interest rate floors, while the Unsecured Notes and the Convertible Unsecured Notes bear interest at fixed rates.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

In December 2017, in connection with $395 of the million term loan tranche of our Revolving Credit Facility, we entered into a three-year interest rate swap agreement for a total notional amount of $395 million. Under the interest rate swap agreement, we pay a fixed interest rate of 2.06% and receive a floating rate based on the prevailing one-month LIBOR. See Note 5 to our consolidated financial statements for the three and six months ended June 30, 2018 for more information on the Revolving Credit Facility and see Note 6 to our consolidated financial statements for the three and six months ended June 30, 2018 for more information on the interest rate swap.

Based on our June 30, 2018, balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure and reflecting the effect of our interest rate swap agreement discussed in the paragraph above:

(in millions) Basis Point Change	Interest Income	Interest Expense(1)	Net Income(2)
Up 300 basis points	$267	$1	$266
Up 200 basis points	$178	$—	$178
Up 100 basis points	$88	$—	$88
Down 100 basis points	$(87)	$—	$(87)
Down 200 basis points	$(97)	$—	$(97)
Down 300 basis points	$(92)	$—	$(92)
________________________________________

(1)	Includes the impact of the interest rate swap (discussed above) as a result of changes in interest rates.

(2)	Excludes the impact of income based fees. See Note 3 to our consolidated financial statements for the three and six months ended June 30, 2018 for more information on the income based fees.

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

Based on our December 31, 2017, balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest Income	Interest Expense(1)	Net Income(2)
Up 300 basis points	$289	$20	$269
Up 200 basis points	$192	$13	$179
Up 100 basis points	$96	$7	$89
Down 100 basis points	$(44)	$(7)	$(37)
Down 200 basis points	$(37)	$(10)	$(27)
Down 300 basis points	$(38)	$(10)	$(28)
_______________________________________________________________________________

(1)	Includes the impact of the interest rate swap (discussed above) as a result of changes in interest rates.

(2)	Excludes the impact of income based fees. See Note 3 to our consolidated financial statements for the three and six months ended June 30, 2018 for more information on the income based fees.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of June 30, 2018, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

For a description of our legal proceedings, see Note 15 to our consolidated financial statements for the three and six months ended June 30, 2018.

Item 1A.     Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed below and the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and those set forth under the caption “Risk Factors” in our Registration Statement on Form N-2, filed on March 6, 2018 (the “N-2”), which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, in the N-2 and discussed below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Effective on June 21, 2019 (unless we receive earlier stockholder approval), our asset coverage requirement will reduce from 200% to 150%, which may increase the risk of investing with us.

On June 21, 2018, our board of directors, including a “required majority” (as such term is defined in Section 57(o) of the Investment Company Act) of our board of directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the Investment Company Act, as amended by the Small Business Credit Availability Act. As a result, effective on June 21, 2019 (unless we receive earlier stockholder approval), our asset coverage requirement applicable to senior securities will be reduced from 200% to 150%, and the risks associated with an investment in us may increase.

Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.
There has been ongoing discussion and commentary regarding potential significant changes to United States trade policies, treaties and tariffs. The current administration, along with Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Dividend Reinvestment Plan

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933.

During the six months ended June 30, 2018, as a part of our dividend reinvestment plan for our common stockholders, we purchased 951,350 shares of our common stock for an average price per share of $15.87 in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines such purchases of our common stock during the six months ended June 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 through January 31, 2018	468,352	$15.84	—	$—
February 1, 2018 through February 28, 2018	—	—	—	—
March 1, 2018 through March 31, 2018	—	—	—	—
April 1, 2018 through April 30, 2018	482,998	15.90	—	—
May 1, 2018 through May 31, 2018	—	—	—	—
June 1, 2018 through June 30, 2018	—	—	—	—
Total	951,350	$15.87	—	$—

Stock Repurchase Program

In September 2015, our board of directors approved a stock repurchase program authorizing us to purchase up to $100 million in the aggregate of our outstanding common stock in the open market at certain thresholds below our net asset value per share, in accordance with the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. In February 2017, our board of directors authorized an amendment to our stock repurchase program to increase the total authorization under the program from $100 million to $300 million. In February 2018, our board of directors authorized an amendment to our $300 million stock repurchase program to extend the expiration date of the program from February 28, 2018 to February 28, 2019. Under the stock repurchase program, we may purchase up to $300 million in the aggregate of our outstanding common stock in the open market at a price per share that meets certain thresholds below our net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The program does not require us to repurchase any specific number of shares and we cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time. As of June 30, 2018, we had repurchased a total of 0.5 million shares of our common stock in the open market under the stock repurchase program since the program’s inception in September 2015, at an average price of $13.92 per share, including commissions paid, leaving approximately $293 million available for additional repurchases under the program.

Repurchases of our common stock under our stock repurchase program for the periods below were as follows:

(dollars in thousands, except share and per share data) Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 through January 31, 2018	—	$—	—	$—
February 1, 2018 through February 28, 2018	—	—	—	—
March 1, 2018 through March 31, 2018	—	—	—	—
April 1, 2018 through April 30, 2018	—	—	—	—
May 1, 2018 through May 31, 2018	—	—	—	—
June 1, 2018 through June 30, 2018	—	—	—	—
Total	—	$—	—	$—
_______________________________________________________________________________

(1)	Amount includes commissions paid.

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

ARES CAPITAL CORPORATION

Date: August 1, 2018	By	/s/ R. KIPP DEVEER
R. Kipp deVeer Chief Executive Officer

Date: August 1, 2018	By	/s/ PENNI F. ROLL
Penni F. Roll Chief Financial Officer

Date: August 1, 2018	By	/s/ SCOTT C. LEM
Scott C. Lem Chief Accounting Officer, Vice President and Treasurer