Form 10-K
period 2018-12-31
ARES CAPITAL CORP
filed 2019-02-12
CIK 1287750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section §232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2018, based on the closing price on that date of $16.45 on The NASDAQ Global Select Market, was approximately $6,978,237,419. As of February 7, 2019, there were 426,298,200 shares of the registrant’s common stock outstanding.

Portions of the registrant’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

ARES CAPITAL CORPORATION

PART I

Item 1.    Business

GENERAL

Ares Capital Corporation

Ares Capital Corporation, a Maryland corporation (together with its subsidiaries, where applicable, “Ares Capital” or the “Company,” which may also be referred to as “we,” “us” or “our”), is a specialty finance company that is a closed-end, non-diversified management investment company. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended and the rules and regulations promulgated thereunder, the “Investment Company Act.” We were founded on April 16, 2004, were initially funded on June 23, 2004 and completed our initial public offering (“IPO”) on October 8, 2004. As of December 31, 2018, we were the largest BDC in the United States with approximately $12.9 billion of total assets.

We are externally managed by Ares Capital Management LLC (“Ares Capital Management” or our “investment adviser”), a subsidiary of Ares Management Corporation (NYSE:ARES) (“Ares Management” or “Ares”), a publicly traded, leading global alternative asset manager, pursuant to our investment advisory and management agreement. Ares Operations LLC (“Ares Operations” or our “administrator”), a subsidiary of Ares Management, provides certain administrative and other services necessary for us to operate.

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

The proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating. In pursuit of our investment objective we generally seek to self-originate investments and lead the investment process, which may result in us making commitments with respect to indebtedness or securities of a potential portfolio company in excess of our final investment. In such situations, while we may initially agree to fund up to a certain dollar amount of an investment, we may subsequently syndicate or sell a portion of such amount (including, without limitation, to vehicles managed by our portfolio company, Ivy Hill Asset Management, L.P. (“IHAM”)), such that we are left with a smaller investment than what was reflected in our original commitment. In addition to originating investments, we may also acquire investments in the secondary market (including purchases of a portfolio of investments).

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

We believe that our investment adviser, Ares Capital Management, is able to leverage the current investment platform, resources and existing relationships of Ares Management with financial sponsors, financial institutions, hedge funds and other investment firms to provide us with attractive investment opportunities. For purposes of this document, we refer to Ares Management and its affiliated companies (other than portfolio companies of its affiliated funds) as “Ares.” In addition to deal flow, the Ares investment platform assists our investment adviser in analyzing, structuring and monitoring investments. Ares has been in existence for over 20 years and its partners have an average of approximately 25 years of experience in leveraged finance, private equity, distressed debt, commercial real estate finance, investment banking and capital markets. We have access to Ares’ investment professionals and administrative professionals, who provide assistance in accounting, finance, legal, compliance, operations, information technology and investor relations. As of December 31, 2018, Ares had approximately 410 investment professionals and approximately 660 administrative professionals.

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
American Capital Acquisition

On January 3, 2017, we completed our acquisition of American Capital, Ltd. (“American Capital”) (the “American Capital Acquisition”) in a cash and stock transaction valued at approximately $4.2 billion. In connection with the stock consideration, we issued approximately 112 million shares of our common stock to American Capital’s then‑existing stockholders (including holders of outstanding in‑the‑money American Capital stock options), thereby resulting in our then‑existing stockholders owning approximately 73.7% of the combined company and then‑existing American Capital stockholders owning approximately 26.3% of the combined company.

In connection with the American Capital Acquisition, Ares Capital Management agreed to waive up to $100 million in income based fees from the Company for the first ten calendar quarters beginning with the second quarter of 2017 and ending with the third quarter of 2019, in an amount equal to the lesser of (1) $10 million of income based fees and (2) the amount of income based fees for each such quarter, in each case, to the extent payable by us in such quarter pursuant to and as calculated under our investment advisory and management agreement (the “Fee Waiver”). See “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations—Overview—American Capital Acquisition” and Notes 3 and 16 to our consolidated financial statements for the year ended December 31, 2018 for additional information regarding the American Capital Acquisition.
Ares Management Corporation

Ares is a publicly traded, leading global alternative asset manager. As of December 31, 2018, Ares had over 1,000 employees in over 15 principal and originating offices across the United States, Europe, Asia and Australia. Since its inception in 1997, Ares has adhered to a disciplined investment philosophy that focuses on delivering strong risk-adjusted investment returns throughout market cycles. Ares believes each of its three distinct but complementary investment groups in Credit, Private Equity and Real Estate is a market leader based on investment performance. Ares was built upon the fundamental principle that each group benefits from being part of the greater whole.

Ares Capital Management LLC

Ares Capital Management, our investment adviser, is served by an origination, investment and portfolio management team of approximately 100 U.S.-based investment professionals as of December 31, 2018 and led by certain partners of the Ares Credit Group: Kipp deVeer, Mitchell Goldstein and Michael Smith. Ares Capital Management leverages off of Ares’ investment platform and benefits from the significant capital markets, trading and research expertise of Ares’ investment professionals. Ares Capital Management’s investment committee has eight members primarily comprised of certain of the U.S.-based partners of the Ares Credit Group.

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

•
We believe that there is a lack of market participants that are willing to hold meaningful amounts of certain middle-market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold our loans without having to syndicate or sell them is a competitive advantage.

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

COMPETITIVE ADVANTAGES

We believe that we have the following competitive advantages over other capital providers to middle-market companies:

The Ares Platform

Ares operates three distinct but complementary investment groups, including the Ares Credit Group, the Ares Private Equity Group and the Ares Real Estate Group. We believe our affiliation with Ares provides a distinct competitive advantage through Ares’ originations, due diligence and marketing activities. In particular, we believe that the Ares platform provides us with an advantage through its deal flow generation and investment evaluation process. Ares’ asset management platform also provides additional market information, company knowledge and industry insight that benefit our investment and due diligence process. Ares’ professionals maintain extensive financial sponsor and intermediary relationships, which provide valuable insight and access to transactions and information.

Seasoned Management Team

The investment professionals in the Ares Credit Group and members of our investment adviser’s investment committee also have significant experience investing across market cycles. This experience also provides us with a competitive advantage in identifying, originating, investing in and managing a portfolio of investments in middle-market companies.

Broad Origination Strategy

We focus on self-originating most of our investments by pursuing a broad array of investment opportunities in middle-market companies and power generation projects across multiple channels. We also leverage off of the extensive relationships of the broader Ares platform, including relationships with the portfolio companies in the IHAM Vehicles (as defined below), to identify investment opportunities. Additionally, our size and scale provide the opportunity to source attractive investments in  some of our existing portfolio companies.  Collectively, we believe these advantages allow for enhanced asset selectivity as we believe there is a significant relationship between proprietary deal origination and credit performance. We believe that this allows for asset selectivity and that there is a significant relationship between proprietary deal origination and credit performance. We believe that our focus on generating proprietary deal flow and lead investing also gives us greater control over capital structure, deal terms, pricing and documentation and enables us to actively manage our portfolio investments. Moreover, by leading the investment process, we are often able to secure controlling positions in credit tranches, thereby providing additional control in investment outcomes. We also have originated substantial proprietary deal flow from middle-market intermediaries, which often allows us to act as the sole or principal source of institutional capital to the borrower.

Scale and Flexible Transaction Structuring

We believe that being one of the largest BDCs makes us a more desirable and flexible capital provider, especially in competitive markets. We are flexible with the types of investments we make and the terms associated with those investments. We believe this approach and experience enables our investment adviser to identify attractive investment opportunities throughout economic cycles and across a company’s capital structure so we can make investments consistent with our stated investment objective and preserve principal while seeking appropriate risk adjusted returns. In addition, we have the flexibility to provide “one stop” financing with the ability to invest capital across the balance sheet and syndicate and hold larger investments than many of our competitors. We believe that the ability to underwrite, syndicate and hold larger investments benefits our stockholders by (a) potentially increasing net income and earnings through leadership of the investment process and making commitments in excess of our final investment, (b) increasing originated deal flow flexibility, (c) broadening market relationships and deal flow, (d) allowing us to optimize our portfolio composition and (e) allowing us to provide capital to a broader spectrum of middle-market companies, which we believe currently have limited access to capital from traditional lending sources. In addition, we believe that the ability to provide capital at every level of the balance sheet provides a strong value proposition to middle-market borrowers and our senior debt capabilities provide superior deal origination and relative value analysis capabilities compared to junior capital focused lenders.

Experience with and Focus on Middle-Market Companies

Ares has historically focused on investments in middle-market companies and we benefit from this experience. In sourcing and analyzing deals, our investment adviser benefits from Ares’ extensive network of relationships focused on middle-market companies, including management teams, members of the investment banking community, private equity groups and other investment firms with whom Ares has had long-term relationships. We believe this network enables us to identify well-positioned prospective portfolio company investments. The Ares Credit Group works closely with Ares’ other investment professionals. As of December 31, 2018, Ares oversaw a portfolio of investments in approximately 1,700 companies, approximately 500 structured assets and approximately 160 properties across approximately 60 industries, which provides access to an extensive network of relationships and insights into industry trends and the state of the capital markets.

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

OPERATING AND REGULATORY STRUCTURE

Our investment activities are managed by our investment adviser and supervised by our board of directors, a majority of whom are independent of Ares and its affiliates. Our investment adviser is registered under the Investment Advisers Act of 1940, or the “Advisers Act.” Under our Amended and Restated Investment Advisory and Management Agreement with Ares Capital Management, referred to herein as our “investment advisory and management agreement,” we have agreed to pay our investment adviser base management fees based on our total assets, as defined under the Investment Company Act (other than cash and cash equivalents, but including assets purchased with borrowed funds) (“base management fees”), fees based on our net investment income (“income based fees”) and fees based on our net capital gains (“capital gains incentive fees”). See “—Investment Advisory and Management Agreement”. Ares Operations provides us with certain administrative and other services necessary for us to operate pursuant to an Amended and Restated Administration Agreement, referred to herein as our “administration agreement.” See “—Administration Agreement.”

As a BDC, we are required to comply with certain regulatory requirements. For example, we are not generally permitted to co-invest in any portfolio company in which a fund managed by Ares or any of its downstream affiliates (other than us and our downstream affiliates) is also co-investing. On January 18, 2017, we received an order from the SEC that permits us and other BDCs and registered closed-end management investment companies managed by Ares to co-invest in portfolio companies with each other and with affiliated investment funds (the “Co-investment Exemptive Order”). Co-investments made under the Co-investment Exemptive Order are subject to compliance with certain conditions and other requirements, which could limit our ability to participate in a co-investment transaction. We may also otherwise co-invest with funds managed by Ares or any of its downstream affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures.

Also, while we may borrow funds to make investments, our ability to use debt is limited in certain significant aspects. See “Regulation.” In particular, under the provisions of the Investment Company Act, BDCs must have at least 200% asset coverage calculated pursuant to the Investment Company Act (i.e., we are permitted to borrow one dollar for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us) in order to incur debt or issue preferred stock (which we refer to collectively as “senior securities”) unless the BDC obtains approval (either stockholder approval or approval of a “required majority” of its board of directors) to apply the modified asset coverage requirements set forth in Section 61(a)(2) of the Investment Company Act, as amended by the Small Business Credit Availability Act (the “SBCAA”), reducing the required asset coverage ratio applicable to the BDC from 200% to 150% (i.e., the revised regulatory leverage limitation permits BDCs to double the amount of borrowings, such that we would be able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us).

Currently, our asset coverage requirement applicable to senior securities is 200%. On June 21, 2018, our board of directors, including a “required majority” of our board of directors, approved the application of the modified asset coverage requirement set forth in Section 61(a)(2) of the Investment Company Act, as amended by the SBCAA. As a result, effective on June 21, 2019 (unless we receive earlier stockholder approval), our asset coverage requirement applicable to senior securities will be reduced from 200% to 150%. In October 2018, we entered into certain amendments for our senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”) and Ares Capital CP Funding LLC’s (“Ares Capital CP”), our consolidated subsidiary, revolving funding facility (as amended, the “Revolving Funding Facility”) to reduce the asset coverage requirements specified therein to 150%. See “Risk Factors-Risks Relating to Our Business-Effective on June 21, 2019 (unless we receive earlier stockholder approval), our asset coverage requirement will reduce from 200% to 150%, which may increase the risk of investing with us” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition, Liquidity and Capital Resources.”
As of December 31, 2018, our asset coverage was 236%.

In addition, as a consequence of our being a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes, our asset growth is dependent on our ability to raise equity capital through the issuance of common stock. RICs generally must distribute substantially all of their investment company taxable income (as defined under the Code) to stockholders as dividends in order to preserve their status as a RIC and not to be subject to additional U.S. federal corporate-level income taxes. This requirement, in turn, generally prevents us from using our earnings to support our operations, including making new investments.

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

In addition, the proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating. In pursuit of our investment objective we generally seek to self-originate investments and lead the investment process, which may result in us making commitments with respect to indebtedness or securities of a potential portfolio company in excess of our expected final hold size. In such situations, while we may initially agree to fund up to a certain dollar amount of an investment, we may subsequently syndicate or sell a portion of such amount such that we are left with a smaller investment than what was reflected in our original commitment. In addition to originating investments, we may also acquire investments in the secondary market (including purchases of a portfolio of investments).

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

We provide capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. As of December 31, 2018, we and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates. The SDLP Certificates pay a coupon of LIBOR plus a stated spread and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, which may result in a return to the holders of the SDLP Certificates that is greater than the stated coupon. The SDLP Certificates are junior in right of payment to the senior notes and intermediate funding notes.

As of December 31, 2018, we and Varagon and its clients had agreed to make capital available to the SDLP of $6.4 billion in the aggregate, of which $1.4 billion is to be made available from us. We will continue to provide capital to the SDLP in the form of SDLP Certificates, and Varagon and its clients will provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP as discussed above.

For more information on the SDLP, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity—Senior Direct Lending Program” and Note 4 to our consolidated financial statements for the year ended December 31, 2018.

Ivy Hill Asset Management, L.P.

As of December 31, 2018, our portfolio company, IHAM, an SEC-registered investment adviser, managed 21 vehicles and served as the sub-manager/sub-servicer for two other vehicles (such vehicles, the “IHAM Vehicles”). As of December 31, 2018, IHAM had assets under management of approximately $4.7 billion. As of December 31, 2018, the amortized cost and fair value of our investment in IHAM was $444 million and $518 million, respectively. In connection with IHAM’s registration as a registered investment adviser, on March 30, 2012, we received exemptive relief from the SEC allowing us to, subject to certain conditions, own directly or indirectly up to 100% of IHAM’s outstanding equity interests and make additional investments in IHAM. From time to time, IHAM or certain IHAM Vehicles may purchase investments from us or sell investments to us, in each case for a price equal to the fair market value of such investments determined at the time of such transactions.

Industry Composition

We generally seek to invest in companies in the industries in which Ares’ investment professionals have direct expertise. The following is a representative list of the industries in which we may invest:

•	Aerospace and Defense

•	Automotive Services

•	Business Services

•	Consumer Products

•	Containers and Packaging

•	Education

•	Financial Services

•	Food and Beverage

•	Healthcare Services

•	Investment Funds and Vehicles

•	Manufacturing

•	Oil and Gas

•	Other Services

•	Power Generation

•	Restaurant and Food Services

•	Telecommunications

•	Wholesale Distributions

However, we may invest in other industries if we are presented with attractive opportunities.

The industrial and geographic compositions of our portfolio at fair value as of December 31, 2018 and 2017 were as follows:

	As of December 31,
	2018	2017
Industry
Healthcare Services	21.7%	22.5%
Business Services	17.9	19.2
Consumer Products	8.3	6.8
Financial Services	6.6	4.3
Investment Funds and Vehicles(1)	6.2	5.8
Manufacturing	6.1	6.0
Other Services	5.7	6.2
Power Generation	4.8	3.6
Restaurants and Food Services	3.8	3.3
Oil and Gas	3.0	2.5
Food and Beverage	2.9	4.3
Automotive Services	2.8	3.0
Wholesale Distribution	2.3	2.5
Education	2.2	3.0
Containers and Packaging	1.5	2.1
Other	4.2	4.9
Total	100.0%	100.0%
_______________________________________________________________________________

(1)
Includes our investment in the SDLP, which had made first lien senior secured loans to 21 and 19 different borrowers as of December 31, 2018 and 2017, respectively. The portfolio companies in the SDLP are in industries similar to the companies in our portfolio.

	As of December 31,
	2018	2017
Geographic Region
Midwest	31.4%	25.3%
West(1)	24.0	23.9
Southeast	18.8	28.5
Mid Atlantic	18.2	15.0
Northeast	5.4	3.9
International	2.2	3.4
Total	100.0%	100.0%
_______________________________________________________________________________

(1)	Includes our investment in the SDLP, which represented 5.3% and 4.1% of the total investment portfolio at fair value as of December 31, 2018 and 2017, respectively.

As of December 31, 2018, 2.5% of total investments at amortized cost (or 0.6% of total investments at fair value) were on non-accrual status. As of December 31, 2017, 3.1% of total investments at amortized cost (or 1.4% of total investments at fair value) were on non-accrual status.

Since our IPO on October 8, 2004 through December 31, 2018, our exited investments resulted in an asset level realized gross internal rate of return to us of approximately 14% (based on original cash invested, net of syndications, of approximately $24.7 billion and total proceeds from such exited investments of approximately $31.8 billion). Internal rate of return is the discount rate that makes the net present value of all cash flows related to a particular investment equal to zero. Internal rate of return is gross of expenses related to investments as these expenses are not allocable to specific investments. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of a debt investment or sale of an investment or through the determination that no further consideration was collectible and, thus, a loss may have been realized. Approximately 63% of these exited investments resulted in an asset level realized gross internal rate of return to us of 10% or greater.

Additionally, since our IPO on October 8, 2004 through December 31, 2018, our realized gains exceeded our realized losses by approximately $1.0 billion (excluding a one-time gain on the acquisition of Allied Capital Corporation (“Allied Capital”) in April 2010 (the “Allied Acquisition”) and realized gains/losses from the extinguishment of debt and other assets). For the same time period, our average annualized net realized gain rate was approximately 1.2% (excluding a one-time gain on the Allied Acquisition and realized gains/losses from the extinguishment of debt and other assets). Net realized gain/loss rates for a particular period are the amount of net realized gains/losses during such period divided by the average quarterly investments at amortized cost in such period.

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

Issuance of Formal Commitment

Once we have determined that a prospective portfolio company is suitable for investment, we work with the management and/or sponsor of that company and its other capital providers, including senior, junior and equity capital providers, if any, to finalize the structure of the investment. Approximately 3-5% of the investments initially reviewed by us eventually result in the issuance of formal commitments and the closing of such transactions.

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

We believe that our focus on generating proprietary deal flow and lead investing gives us greater control over the capital structures and investment terms described above and enables us to actively manage our investments. Moreover, by leading the investment process, we are often able to secure controlling positions in loan tranches, thereby providing additional control in investment outcomes.

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

We have been in, and from time to time may engage in, discussions with counterparties in respect of various potential strategic acquisition and investment transactions, including potential acquisitions of other finance companies, business development companies and asset managers. Some of these transactions could be material to our business and, if completed, could be difficult to integrate, result in increased leverage or dilution and/or subject us to unexpected liabilities. However, none of these discussions has progressed to the point at which the completion of any such transaction could be deemed to be probable or reasonably certain as of the date of this Annual Report. Completion of any such transaction would be subject to completion of due diligence, finalization of key business and financial terms (including price) and negotiation of final definitive documentation as well as a number of other factors and conditions including, without limitation, the approval of our board of directors, any required third party consents and, in certain cases, the approval of our stockholders. We cannot predict how quickly the terms of any such transaction could be finalized, if at all. Accordingly, there can be no assurance that such transaction would be completed. In connection with evaluating potential strategic acquisition and investment transactions, we may incur significant expenses for the evaluation and due diligence investigation of these potential transactions.

ON-GOING RELATIONSHIPS WITH AND MONITORING OF PORTFOLIO COMPANIES

We closely monitor each investment we make, maintain a regular dialogue with both the management team and other stakeholders and seek specifically tailored financial reporting. In addition, senior investment professionals may take board seats or obtain board observation rights in connection with our portfolio companies. As of December 31, 2018, of our 344 portfolio companies, we were entitled to board seats or board observation rights on 23% of these companies and these companies represented approximately 38% of our portfolio at fair value.

We seek to exert significant influence post-investment, in addition to covenants and other contractual rights and through board participation, when appropriate, by actively working with management on strategic initiatives. We often introduce managers of companies in which we have invested to other portfolio companies to capitalize on complementary business activities and best practices.

We believe that our focus on generating proprietary deal flow gives us greater control over capital structure and investment terms and lead investing enhances our ability to closely monitor each investment we make and to exert significant influence post-investment.

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

As of December 31, 2018, the weighted average grade of our portfolio at fair value was 3.0. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity.”

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

STAFFING

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees or affiliates of our investment adviser, Ares Capital Management, and our administrator, Ares Operations, each of which is a subsidiary of Ares Management, pursuant to the terms of our investment advisory and management agreement and our administration agreement, respectively, each as described below. Each of our executive officers is an employee or affiliate of our investment adviser or our administrator. Our day-to-day investment activities are managed by our investment adviser. Most of the services necessary for the origination of our investment portfolio are provided by investment professionals employed by Ares Capital Management. Ares Capital Management had approximately 100 U.S.-based investment professionals as of December 31, 2018 who focus on origination, transaction development, investment and the ongoing monitoring of our investments. See “—Investment Advisory and Management Agreement“ below. We reimburse both our investment adviser and our administrator for a certain portion of expenses incurred in connection with such staffing, as described in more detail below. Because we have no employees, Ares Capital does not have a formal employee relations policy.

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
The base management fee is calculated at an annual rate of 1.5% based on the average value of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. In connection with our board of directors approving the modification of the asset coverage requirement applicable to senior securities from 200% to 150% effective on June 21, 2019 (unless we receive earlier stockholder approval), the investment advisory and management agreement will be amended effective June 21, 2019 (or such earlier date) to reduce our annual base management fee from 1.5% to 1.0% on all assets financed using leverage over 1.0x debt to equity. See Note 5 to our consolidated financial statements for the year ended December 31, 2018 for additional information.
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

In connection with the American Capital Acquisition, our investment adviser has agreed to waive, for each of the first ten calendar quarters beginning with the second quarter of 2017 and ending with the third quarter of 2019, the lesser of (x) $10 million of income based fees and (y) the amount of income based fees for such quarter, in each case, to the extent payable by us in such quarter pursuant to and as calculated under the investment advisory and management agreement (the “Fee Waiver”). See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview” and Note 16 to our consolidated financial statements for the year ended December 31, 2018 for information regarding a transaction support agreement entered into between us and Ares Capital Management in connection with the American Capital Acquisition.

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
Payment of Our Expenses

The services of all investment professionals and staff of our investment adviser, when and to the extent engaged in providing investment advisory and management services to us and routine overhead expenses of such personnel allocable to such services, are provided and paid for by our investment adviser. Under the investment advisory and management agreement, we bear all other costs and expenses of our operations and transactions, including, but not limited to, those relating to: organization; calculation of our net asset value (including, but not limited to, the cost and expenses of any independent valuation firm); expenses incurred by our investment adviser payable to third parties, including agents, consultants or other advisers, in monitoring our financial and legal affairs and in monitoring our investments (including the cost of consultants hired to develop information technology systems designed to monitor our investments) and performing due diligence on our prospective portfolio companies; interest payable on indebtedness, if any, incurred to finance our investments (including payments to third party vendors for financial information services); offerings of our common stock and other securities; investment advisory and management fees; administration fees; fees payable to third parties, including agents, consultants or other advisers, relating to, or associated with, evaluating and making investments in portfolio companies, regardless of whether such transactions are ultimately consummated; transfer agent and custodial fees; registration fees; listing fees; taxes; independent directors’ fees and expenses; costs of preparing and filing reports or other documents with the SEC; the costs of any reports, proxy statements or other notices to stockholders, including printing costs; to the extent we are covered by any joint insurance policies, our allocable portion of the insurance premiums for such policies; direct costs and expenses of administration, including auditor and legal costs; and all other expenses incurred by us or our administrator in connection with administering our business as described in more detail under “—Administration Agreement” below.

Duration, Termination and Amendment

At an in-person meeting of our board of directors on April 25, 2018, our board of directors, including a majority of the directors who are not “interested persons” of the Company as defined in the Investment Company Act, voted to approve the continuation of our investment advisory and management agreement to June 6, 2019.

Unless terminated earlier, our investment advisory and management agreement will renew for successive annual periods if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, approval by a majority of our directors who are not “interested persons” of the Company (as defined in the Investment Company Act). Our investment advisory and management agreement will automatically terminate in the event of its assignment (as defined in the Investment Company Act). The investment advisory and management agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

In voting to approve the continuation of the investment advisory and management agreement, our independent directors consulted in executive session with their independent legal counsel regarding the approval of such agreement. In reaching a decision to approve the continuation of the investment advisory and management agreement, our board of directors reviewed a significant amount of information and considered, among other things:

(i)	the nature, extent and quality of the services provided to the Company by our investment adviser;

(ii)
the advisory fees paid by the Company as compared to the advisory fees paid by other funds and accounts managed by our investment adviser with similar investment strategies as well as the fees and expenses of comparable BDCs;

(iii)	the long- and short-term investment performance of the Company and our investment adviser;

(iv)
the costs of the services provided by our investment adviser (including the base management fee, the income based fee (including the Fee Waiver) and the capital gains incentive fee (including the applicable hurdle rates and conditions for the deferral of fee payments) and expense ratios) and comparative data based on publicly available information;

(v)
the potential for, and sharing of, economies of scale in investment management given the directly originated nature of the Company’s investment portfolio and resources dedicated by our investment adviser thereto, including in light of the American Capital Acquisition;

(vi)	our investment adviser’s pro forma profitability with respect to managing the Company based on financial information provided by our investment adviser;

(vii)	any additional benefits to be derived by our investment adviser and its affiliates as a result of our relationship with our investment adviser; and

(viii)	various other matters, including the alignment of interests of our stockholders.

In voting to approve the continuation of the investment advisory and management agreement, our board of directors, including all of the directors who are not “interested persons,” of the Company, made the following conclusions:

•
Nature, Extent and Quality of Services. Our board of directors considered the nature, extent and quality of the investment selection process employed by our investment adviser, including the flow of transaction opportunities resulting from Ares Capital Management’s investment professionals’ significant capital markets, trading and research expertise, the employment of Ares Capital Management’s investment philosophy, diligence procedures, credit recommendation process, investment structuring, and ongoing relationships with and monitoring of portfolio companies, in light of the investment objective of the Company. Our board of directors also considered our investment adviser’s personnel and their prior experience in connection with the types of investments made by us, including such personnel’s network of relationships with intermediaries focused on U.S. middle-market companies and other companies in which we may make investments. Our board of directors also considered the benefit and increasing costs of our investment adviser continuing to be able to recruit and retain top talent. In addition, our board of directors considered the other terms and conditions of the investment advisory and management agreement, including that the substantive terms of the investment advisory and management agreement (other than the fees payable thereunder, which our board of directors reviewed separately) are generally the same as those of comparable BDCs described in the available market data and that it would be difficult to obtain similar services of similar quality on a comparable basis from other third party service providers or through an internally managed structure. In addition, our board of directors considered the fact that we have the ability to terminate the investment advisory and management agreement without penalty upon 60 days’ written notice to our investment adviser. Our board of directors further determined that our investment adviser is served by a dedicated origination, transaction development and investment team of investment professionals, and that these investment professionals have historically focused on investments in U.S. middle-market companies and other companies in which we may make investments and have developed an investment evaluation process and an extensive network of relationships with financial sponsors and intermediaries focused on such companies which experience and relationships coincide with our investment objective and generally equal or exceed those of the management teams or investment advisers of other comparable BDCs described in the available market data.

•
Investment Performance. Our board of directors reviewed the long-term and short-term investment performance of the Company and our investment adviser, as well as comparative data based on publicly available information with respect to the long-term and short-term investment performance of other externally managed BDCs and their investment advisers. Our board of directors noted the longevity and consistency of the Company’s investment performance and determined that our investment adviser was delivering results consistent with the investment objective of the Company and that the Company’s investment performance was generally above average when compared to comparable BDCs, including based on one, three and five year time periods. Our board of directors further determined that in light of the performance history of the Company, our investment adviser’s extensive experience with our particular investment objective and policies and our investment adviser’s commitment to the Company, the investment performance of the Company was likely to remain consistent with the approval of the continuation of the investment advisory and management agreement.

•
Costs of the Services Provided to the Company. Our board of directors considered (i) comparative data based on publicly available information with respect to services rendered and the advisory fees (including the base management fee, income based fee and capital gains incentive fee or similar fees (including applicable hurdle rates, other payment conditions and/or fee waivers)) of other BDCs with similar investment objectives, our operating expenses and expense ratios compared to other BDCs of similar size and with similar investment objectives and (ii) the administrative services that our administrator will provide to us at cost. Our board of directors further noted that, in connection with the American Capital Acquisition, our investment adviser agreed to the Fee Waiver, in which our investment adviser agreed to waive, for each of the first ten calendar quarters beginning with the second calendar quarter of 2017 and ending with the third quarter of 2019, the lesser of (1) $10 million of the income based fees and (2) the amount of income based fees for such quarter, in each case, to the extent payable by the Company in such quarter pursuant to and as calculated under the investment advisory and management agreement. Further, our board of directors considered comparative information with respect to the advisory fees paid by the Company as compared to the advisory fees paid by other funds and accounts managed by our investment adviser with similar investment strategies, and considered the rationale for the differences in fees, including, but not limited to, differences in investment objectives and investment strategies as well as the regulated nature of the Company.

•
Economies of Scale. Our board of directors considered information about the potential for our stockholders to experience economies of scale as we grow in size. In this regard, our board of directors considered information from our investment adviser that our investment adviser had not experienced any economies of scale in its management of our investment portfolio as a result of our larger capital base following the completion of the American Capital Acquisition given the directly originated nature of the Company’s investment portfolio and resources dedicated by our investment adviser thereto.

In view of the wide variety of material factors that our board of directors considered in connection with its evaluation of the investment advisory and management agreement, it is not practical to quantify, rank or otherwise assign relative weights to the specific factors it considered in reaching its decision. Our board of directors did not undertake to make any specific determination as to whether any particular factor, or any aspect of any particular factor, was favorable or unfavorable to the ultimate determination of our board of directors. Rather, our board of directors based its approval on the totality of information presented to, and the investigation conducted by, it. In considering the factors discussed above, individual directors may have given different weights to different factors.

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

In connection with our board of directors approving the modified asset coverage requirements applicable to senior securities from 200% to 150% effective on June 21, 2019 (unless we receive earlier stockholder approval), the investment advisory and management agreement will be amended effective June 21, 2019 (or such earlier date) to reduce our annual base management fee from 1.5% to 1.0% on all assets financed using leverage over 1.0x debt to equity.

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

ADMINISTRATION AGREEMENT

We are also party to an administration agreement, referred to herein as the “administration agreement”, with our administrator, Ares Operations. Our board of directors approved the continuation of our administration agreement on April 25, 2018, which extended the term of the agreement until June 1, 2019. Pursuant to the administration agreement, Ares Operations furnishes us with office equipment and clerical, bookkeeping and record keeping services at our office facilities. Under the administration agreement, Ares Operations also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology and investor relations, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Ares Operations assists us in determining and publishing our net asset value, assists us in providing managerial assistance to our portfolio companies, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the administration agreement are equal to an amount based upon our allocable portion of Ares Operations’ overhead and other expenses (including travel expenses) incurred by Ares Operations in performing its obligations under the administration agreement, including our allocable portion of the compensation, rent and other expenses of certain of our officers (including our chief compliance officer, chief financial officer, chief accounting officer, general counsel, secretary, treasurer and assistant treasurer) and their respective staffs. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

For each of the years ended December 31, 2018, 2017 and 2016, we incurred $13 million, $12 million and $14 million, respectively, in administrative fees. As of December 31, 2018 and 2017, $3 million and $4 million of the administrative fees were unpaid and included in “accounts payable and other liabilities” in the accompanying December 31, 2018 and 2017 consolidated balance sheets, respectively. In addition, for the year ended December 31, 2017, we incurred an additional $8 million in administrative fees related to the integration of the American Capital Acquisition. These acquisition-related expenses are included in “professional fees and other costs related to the American Capital Acquisition” in the consolidated statement of operations.

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

LICENSE AGREEMENT

Ares Management LLC has granted us a non‑exclusive, royalty‑free license to use the name “Ares” pursuant to a license agreement. Under this agreement, we will have a right to use the Ares name for so long as Ares Capital Management remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Ares” name.

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

The amount of leverage that we employ at any particular time will depend on our investment adviser’s and our board of directors’ assessments of market and other factors at the time of any proposed borrowing. As of February 7, 2019, we had $5.5 billion in total aggregate principal amount of debt outstanding under the various debt instruments described below. See “Risk Factors—Risks Relating to Our Business—We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing with us.”

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

We are party to the Revolving Credit Facility, which allows us to borrow up to $2.1 billion at any one time outstanding. The Revolving Credit Facility consists of a $414 million term loan tranche with a stated maturity date of March 30, 2023 and a $1.7 billion revolving tranche. For $1.6 billion of the revolving tranche, the end of the revolving period and the stated maturity date are March 30, 2022 and March 30, 2023, respectively. For $50 million of the revolving tranche, the end of the revolving period and the stated maturity date are January 4, 2021 and January 4, 2022, respectively. For the remaining $45 million of the revolving tranche, the end of the revolving period and the stated maturity date are May 4, 2019 and May 4, 2020, respectively. The Revolving Credit Facility also provides for a feature that allows us, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of $3.1 billion. The interest rate charged on the Revolving Credit Facility is based on an applicable spread of either 1.75% or 1.875% over LIBOR or 0.75% or 1.00% over an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility), in each case, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility.

Ares Capital CP is party to the Revolving Funding Facility, which allows Ares Capital CP to borrow up to $1.0 billion at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility are January 3, 2022 and January 3, 2024, respectively. The interest rate charged on the Revolving Funding Facility is based on

LIBOR plus 2.00% per annum or a “base rate” (as defined in the agreements governing the Revolving Funding Facility) plus 1.00% per annum. Ares Capital CP is also required to pay a commitment fee of between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility.

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

As of February 7, 2019, we had approximately $388 million in aggregate principal amount of unsecured convertible notes that mature on February 1, 2022 (the “2022 Convertible Notes”). The 2022 Convertible Notes mature upon their maturity date unless previously converted or repurchased in accordance with their terms. We do not have the right to redeem the 2022 Convertible Notes prior to maturity, and they bear interest at a rate of 3.75% per year, payable semi-annually.

As of February 7, 2019, we had approximately $2.8 billion in aggregate principal amount of senior unsecured notes outstanding comprised of $600 million in aggregate principal amount of senior unsecured notes that mature on January 15, 2020 and bear interest at a rate of 3.875% (the “2020 Notes”), $600 million in aggregate principal amount of senior unsecured notes that mature on January 19, 2022 and bear interest at a rate of 3.625% (the “2022 Notes”), $750 million in aggregate principal amount of senior unsecured notes that mature on February 10, 2023 and bear interest at a rate of 3.500% (the “2023 Notes”), $600 million in aggregate principal amount of senior unsecured notes that mature on March 1, 2025 and bear interest at a rate of 4.250% (the “2025 Notes”) and $230 million in aggregate principal amount of senior unsecured notes that mature on April 15, 2047 and bear interest at a rate of 6.875% (the “2047 Notes”). The 2047 Notes are listed on The New York Stock Exchange.

We intend to continue borrowing under the Facilities (as defined below) in the future and we may increase the size of the Facilities, add additional credit facilities or otherwise issue additional debt securities or other evidences of indebtedness in the future, although there can be no assurance that we will be able to do so.

For more information on our debt, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”

REGULATION

We have elected to be regulated as a BDC under the Investment Company Act and have elected to be treated as a RIC under the Code. As with other companies regulated by the Investment Company Act, a BDC must adhere to certain substantive regulatory requirements. The Investment Company Act contains prohibitions and restrictions relating to certain transactions between BDCs and certain affiliates (including any investment advisers or sub-advisers), principal underwriters and certain affiliates of those affiliates or underwriters. Among other things, we generally cannot co-invest in any portfolio company in which a fund managed by Ares or any of its downstream affiliates other than us and our downstream affiliates) is also co-investing. On January 18, 2017, we received the Co-investment Exemptive Order from the SEC that permits us and other business development companies and registered closed-end management investment companies managed by Ares to co-invest in portfolio companies with each other and with affiliated investment funds. Co-investments made under the Co-investment Exemptive Order are subject to compliance with certain conditions and other requirements contained in the Co-investment Exemptive Order, which could limit our ability to participate in a co-investment transaction. We may also co-invest with funds managed by Ares or any of its downstream affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures.

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

Under the Investment Company Act, we are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value per share of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. Pursuant to approval granted at a special meeting of stockholders held on May 14, 2018, we currently are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on May 14, 2019.

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

We are currently allowed to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” such that our asset coverage, as calculated pursuant to the Investment Company Act, equals at least 200% immediately after such borrowing. On June 21, 2018, our board of directors, including a “required majority” of our board of directors, approved the application of the modified asset coverage requirement set forth in Section 61(a)(2) of the Investment Company Act, as amended by the SBCAA. As a result, effective on June 21, 2019 (unless we receive earlier stockholder approval), our asset coverage requirement applicable to senior securities will be reduced from 200% to 150% (i.e., the revised regulatory leverage limitation permits BDCs to double the amount of borrowings, such that we would be able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us).

PRIVACY PRINCIPLES

We endeavor to maintain the privacy of our recordholders and to safeguard their non-public personal information. The following information is provided to help our recordholders understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

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

From time to time, capital markets may experience periods of disruption and instability. For example, between 2008 and 2009, the global capital markets were unstable as evidenced by periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have largely recovered from the events of 2008 and 2009, there have been continuing periods of volatility, some lasting longer than others. For example, continued uncertainty surrounding the referendum by British voters to exit the European Union and uncertainty between the United States and other countries with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets, including the markets in which we participate. There can be no assurance these market conditions will not continue or worsen in the future.

Equity capital may be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. We generally seek approval from our stockholders so that we have the flexibility to issue up to 25% of our then outstanding shares of our common stock at a price below net asset value. Pursuant to approval granted at a special meeting of stockholders held on May 14, 2018, we currently are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on May 14, 2019.

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

Due to federal budget deficit concerns, Standard & Poor’s Financial Services LLC (“S&P”) downgraded the federal government’s credit rating from AAA to AA+ for the first time in history on August 5, 2011. Further, Moody’s Investor Services, Inc. (“Moody’s”) and Fitch Ratings, Inc. (“Fitch”) had warned that they may downgrade the federal government’s credit rating under certain circumstances. Further downgrades or warnings by S&P or other rating agencies, and the United States government’s credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

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

The Federal Reserve has raised the Federal Funds Rate nine times during the period between December 2015 and December 2018, and has announced its intention to continue to raise the federal funds rate over time. These developments, along with the United States government’s credit and deficit concerns, the European sovereign debt crisis and the economic slowdown in China, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms.

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
In addition, we are currently allowed to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” such that our asset coverage, as calculated pursuant to the Investment Company Act, equals at least 200% immediately after such borrowing. Effective on June 21, 2019 (unless we receive earlier stockholder approval), our asset coverage requirement applicable to senior securities will be reduced from 200% to 150% (i.e., the revised regulatory leverage limitation permits BDCs to double the amount of borrowings, such that we would be able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). Such requirement, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred stock. The amount of leverage that we employ will depend on our investment adviser’s and our board of directors’ assessments of market and other factors at the time of any proposed borrowing or issuance of senior securities. We cannot assure you that we will be able to maintain or increase the amount available to us under our current Facilities (as defined below), obtain other lines of credit or issue senior securities at all or on terms acceptable to us.
Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.

We may issue senior securities or borrow money from banks or other financial institutions, up to the maximum amount permitted by the Investment Company Act. Under the provisions of the Investment Company Act, we are currently permitted, as a BDC, to incur indebtedness or issue senior securities only in amounts such that our asset coverage, as calculated pursuant to the Investment Company Act, equals at least 200% after each such incurrence or issuance. Effective on June 21, 2019 (unless we receive earlier stockholder approval), our asset coverage requirement applicable to senior securities will be reduced from 200% to 150% (i.e., the revised regulatory leverage limitation permits BDCs to double the amount of borrowings, such that we would be able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from paying dividends and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing shares of our common stock. In addition, our inability to satisfy this test could cause an event of default under our existing indebtedness. If we cannot satisfy this test, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous and, depending on the nature of our leverage, repay a portion of our indebtedness. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2018, our asset coverage calculated in accordance with the Investment Company Act was 236%. Also, to generate cash for funding new investments, we may in the future seek to issue additional debt or to securitize certain of our loans. The Investment Company Act may impose restrictions on the structure of any such securitization.

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

Pursuant to approval granted at a special meeting of stockholders held on May 14, 2018, we currently are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on May 14, 2019.
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

As of December 31, 2018, we had approximately $1.8 billion of outstanding borrowings under the Facilities, approximately $688 million in aggregate principal amount of unsecured convertible notes outstanding comprised of $300 million in aggregate principal amount of unsecured convertible notes that matured on January 15, 2019 (the “2019 Convertible Notes”), and $388 million in aggregate principal amount of unsecured convertible notes that mature on February 1, 2022 (the “2022 Convertible Notes”) and together with the 2019 Convertible Notes, the “Convertible Unsecured Notes”) and approximately $2.8 billion in aggregate principal amount outstanding of the 2020 Notes, the 2022 Notes, the 2023 Notes, the 2025 Notes and the 2047 Notes (together the “Unsecured Notes”). In order for us to cover our annual interest payments on our outstanding indebtedness at December 31, 2018, we must achieve annual returns on our December 31, 2018 total assets of at least 1.7%. The weighted average stated interest rate charged on our principal amount of outstanding indebtedness as of December 31, 2018 was 4.1%. We intend to continue borrowing under the Facilities in the future and we may increase the size of the Facilities or issue additional debt securities or other evidences of indebtedness (although there can be no assurance that we will be successful in doing so). For more information on our indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.” Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our investment adviser’s and our board of directors’ assessments of market and other factors at the time of any proposed borrowing. We are currently allowed to borrow amounts such that our asset coverage, as calculated pursuant to the Investment Company Act, equals at least 200% after such borrowing. Effective on June 21, 2019 (unless we receive earlier stockholder approval), our asset coverage requirement applicable to senior securities will be reduced from 200% to 150% (i.e., the revised regulatory leverage limitation permits BDCs to double the amount of borrowings, such that we would be able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). Accordingly, our interest expense as a percentage of our total assets will be higher if we use increased leverage as permitted under our modified asset coverage requirement applicable to senior securities.

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

The following table illustrates the effect on return to a holder of our common stock of the leverage created by our use of borrowing at the weighted average stated interest rate of 4.1% as of December 31, 2018, together with (a) our total value of net assets as of December 31, 2018; (b) approximately $5.3 billion in aggregate principal amount of indebtedness outstanding as of December 31, 2018 and (c) hypothetical annual returns on our portfolio of minus 15% to plus 15%.

Assumed Return on Portfolio (Net of Expenses)(1)	-15.00%	-10.00%	-5.00%	—%	5.00%	10.00%	15.00%
Corresponding Return to Common Stockholders(2)	-29.53%	-20.69%	-11.85%	-3.00%	5.84%	14.69%	23.53%
_______________________________________________________________________________

(1)
The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2018. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2018.

(2)
In order to compute the “Corresponding Return to Common Stockholders,” the “Assumed Return on Portfolio” is multiplied by the total value of our assets at December 31, 2018 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 4.1% by the approximately $5.3 billion of principal debt outstanding) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of December 31, 2018 to determine the “Corresponding Return to Common Stockholders.”

Effective on June 21, 2019 (unless we receive earlier stockholder approval), our asset coverage requirement will reduce from 200% to 150%, which may increase the risk of investing with us.
On June 21, 2018, our board of directors, including a “required majority” of our board of directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the Investment Company Act, as amended by the SBCAA. As a result, effective on June 21, 2019 (unless we receive earlier stockholder approval), our asset coverage requirement applicable to senior securities will be reduced from 200% to 150% (i.e., the revised regulatory leverage limitation permits BDCs to double the amount of borrowings, such that we would be able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us), and the risks associated with an investment in us may increase.
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

Accordingly, although we believe we will continue to be in compliance, there are no assurances that we will continue to comply with the covenants in the Facilities, the Convertible Unsecured Notes and the Unsecured Notes. Failure to comply with these covenants could result in a default under the Facilities, the Convertible Unsecured Notes or the Unsecured Notes, that, if we were unable to obtain a waiver from the lenders or holders of such indebtedness, as applicable, such lenders or holders could accelerate repayment under such indebtedness and thereby have a material adverse impact on our business, financial condition and results of operations.

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

We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. The loss of such investment opportunities may limit our ability to grow or cause us to have to shrink the size of our portfolio, which could decrease our earnings. If we match our competitors’ pricing, terms and structure, we may experience decreased net interest income and increased risk of credit loss. As a result of operating in such a competitive environment, we may make investments that are on less favorable terms than what we may have originally anticipated, which may impact our return on these investments.

There are significant potential conflicts of interest that could impact our investment returns.

Conflicts may arise in allocating and structuring investments, time, services, expenses or resources among the investment activities of Ares funds, Ares, other Ares-affiliated entities and the employees of Ares. Certain of our executive officers and directors, and members of the investment committee of our investment adviser, serve or may serve as officers, directors or principals of other entities and affiliates of our investment adviser and investment funds managed by our investment adviser or its affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders’ best interests or may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. Members of our investment adviser’s investment committee may have significant responsibilities for other Ares funds. Similarly, although the professional staff of our investment adviser will devote as much time to the management of us as appropriate to enable our investment adviser to perform its duties in accordance with the investment advisory and management agreement, the investment professionals of our investment adviser may have conflicts in allocating their time and services among us, on the one hand, and investment vehicles managed by our investment adviser or one or more of its affiliates, on the other hand. These activities could be viewed as creating a conflict of interest insofar as the time and effort of the professional staff of our investment adviser and its officers and employees will not be devoted exclusively to our business but will instead be allocated between our business and the management of these other investment vehicles.

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

We have from time to time sold assets to IHAM and certain of the IHAM Vehicles and, as part of our investment strategy, we may offer to sell additional assets to vehicles managed by one or more of our affiliates (including IHAM) or we may purchase assets from vehicles managed by one or more of our affiliates (including IHAM). In addition, vehicles managed by one or more of our affiliates (including IHAM) may offer assets to or may purchase assets from one another. While assets may be sold or purchased at prices that are consistent with those that could be obtained from third parties in the marketplace, and although these types of transactions generally require approval of one or more independent parties, there may be an inherent conflict of interest in such transactions between us and funds managed by one of our affiliates (including our investment adviser).

We pay a base management fee, an income based fee and a capital gains incentive fee to our investment adviser, and reimburse our investment adviser for certain expenses it incurs. Ares, from time to time, incurs fees, costs, and expenses on behalf of more than one fund. To the extent such fees, costs, and expenses are incurred for the account or benefit of more than one fund, each such fund will typically bear an allocable portion of any such fees, costs, and expenses in proportion to the size of its investment in the activity or entity to which such expense relates (subject to the terms of each fund’s governing documents) or in such other manner as Ares considers fair and equitable under the circumstances such as the relative fund size or capital available to be invested by such funds. Where a fund’s governing documents do not permit the payment of a particular expense, Ares will generally pay such fund’s allocable portion of such expense. In addition, investors in our common stock will invest on a gross basis and receive distributions on a net basis after expenses, resulting in, among other things, a lower rate of return than one might achieve if distributions were made on a gross basis.

Our investment adviser’s base management fee is based on a percentage of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) and, consequently, our investment adviser may have conflicts of interest in connection with decisions that could affect our total assets, such as decisions as to whether to incur indebtedness or to make future investments. We are currently allowed to borrow amounts such that our asset coverage, as calculated pursuant to the Investment Company Act, equals at least 200% after such borrowing. Effective on June 21, 2019 (unless we receive earlier stockholder approval), our asset coverage requirement applicable to senior securities will be reduced from 200% to 150% (i.e., the revised regulatory leverage limitation permits BDCs to double the amount of borrowings, such that we would be able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). Accordingly, our investment adviser may have conflicts of interest in connection with decisions to use increased leverage permitted under our modified asset coverage requirement applicable to senior securities, as the incurrence of such additional indebtedness would result in an increase in the base management fees payable to our investment adviser and may also result in an increase in the income based fees and capital gains incentive fees payable to our investment adviser.

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

Our investment advisory and management agreement renews for successive annual periods if approved by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not “interested persons” of us as defined in Section 2(a)(19) of the Investment Company Act. However, both we and our investment adviser have the right to terminate the agreement without penalty upon 60 days’ written notice to the other party. Moreover, conflicts of interest may arise if our investment adviser seeks to change the terms of our investment advisory and management agreement, including, for example, the terms for compensation to our investment adviser. While any material change to the investment advisory and management agreement must be submitted to stockholders for approval under the Investment Company Act, we may from time to time decide it is appropriate to seek stockholder approval to change the terms of the agreement.

We are party to an administration agreement with our administrator, Ares Operations, a subsidiary of Ares Management, pursuant to which our administrator furnishes us with administrative services and we pay our administrator at cost our allocable portion of overhead and other expenses (including travel expenses) incurred by our administrator in performing its obligations under our administration agreement, including our allocable portion of the compensation, rent, and other expenses of certain of our officers (including our chief compliance officer, chief financial officer, chief accounting officer, general counsel, secretary, treasurer and assistant treasurer) and their respective staffs, but not investment professionals.

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

Our investment portfolio includes investments that may be significant individually or in the aggregate. If a significant investment in one or more companies fails to perform as expected, such a failure could have a material adverse effect on our business, financial condition and operating results, and the magnitude of such effect could be more significant than if we had further diversified our portfolio.

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

Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. We and our investment adviser’s employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of activities. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to business relationships. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by Ares Management and third-party service providers, and the information systems of our portfolio companies. Ares Management has implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data.  If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

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

Changes in laws or regulations governing our operations or the operations of our portfolio companies, changes in the interpretation thereof or newly enacted laws or regulations, such as the Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), Public Law No. 115-97 (the “Tax Cuts and Jobs Act”) and the SBCAA, could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. Many of the provisions of the Dodd-Frank Act have had extended implementation periods and delayed effective dates and have required extensive rulemaking by regulatory authorities. While many of the rules required to be written have been promulgated, some have not yet been implemented. Although the full impact of the Dodd-Frank Act on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, including the rules implementing its provisions and the interpretation of those rules relating to capital, margin, trading and clearance and settlement of derivatives, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

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

On February 3, 2017, President Trump signed Executive Order 13772 announcing the new Administration’s policy to regulate the U.S. financial system in a manner consistent with certain “Core Principles,” including regulation that is efficient, effective and appropriately tailored. The Executive Order directed the Secretary of the Treasury, in consultation with the heads of the member agencies of the Financial Stability Oversight Council, to report to the President on the extent to which existing laws, regulations and other government policies promote the Core Principles and to identify any laws, regulations or other government policies that inhibit federal regulation of the U.S. financial system. On June 12, 2017, the U.S. Department of the Treasury published the first of several reports in response to the Executive Order on the depository system covering banks and other savings institutions. On October 6, 2017, the Treasury released a second report outlining ways to streamline and reform the U.S. regulatory system for capital markets, followed by a third report, on October 26, 2017, examining the current regulatory framework for the asset management and insurance industries. The Treasury released a fourth report on July 31, 2018 describing recommendations relating to nonbank financial institutions, financial technology and innovation. Subsequent reports are expected to address retail and institutional investment products and vehicles.

On May 24, 2018, President Trump signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act, which increased from $50 billion to $250 billion the asset threshold for designation of “systemically important financial institutions” or “SIFIs” subject to enhanced prudential standards set by the Federal Reserve, staggering application of this change based on the size and risk of the covered bank holding company. On May 30th, the Federal Reserve voted to consider changes to the Volcker Rule that would loosen compliance requirements for all banks. On July 17, 2018, the House of Representatives passed the JOBS and Investor Confidence Act, which includes 32 pieces of legislation intended to help small businesses, entrepreneurs and investors by reforming capital markets. The proposed legislation includes provisions to expand the definition of “accredited investors,” extend on‑ramp exemptions for emerging growth companies (EGCs) and ease securities regulations on initial public offerings. The legislation was forwarded to the Senate for consideration, where no further action was taken, although it may be reintroduced in the future. At this time it is not possible to determine the potential impact of these new laws and proposals on us.
On March 23, 2018, the SBCAA was signed into law. The SBCAA, among other things, modifies the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to a BDC from 200% to 150% subject to certain approval, time and disclosure requirements (including either stockholder approval or approval of a “required majority” of its board of directors). On June 21, 2018, our board of directors, including a “required majority” of our board of directors, approved the application of the modified asset coverage requirement set forth in Section 61(a)(2) of the Investment Company Act, as amended by the SBCAA. As a result, effective on June 21, 2019 (unless we receive earlier stockholder approval), our asset coverage requirement applicable to senior securities will be reduced from 200% to 150% (i.e., the revised regulatory leverage limitation permits BDCs to double the amount of borrowings, such that we would be able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us), and the risks associated with an investment in us may increase.

Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

There has been ongoing discussion and commentary regarding potential significant changes to United States trade policies, treaties and tariffs. The current administration, along with Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

Uncertainty relating to the LIBOR calculation process may adversely affect the value of our portfolio of the LIBOR‑indexed, floating‑rate debt securities in our portfolio or the cost of our borrowings.

Concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association (“BBA”) in connection with the calculation of LIBOR across a range of maturities and currencies may have been under‑reporting or otherwise manipulating the inter‑bank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter‑bank lending rates higher than those they actually submitted. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short‑term repurchase agreements, backed by Treasury securities. The future of LIBOR at this time is uncertain. Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR‑based securities, including our portfolio of LIBOR‑indexed, floating‑rate debt securities, or the cost of our borrowings. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR‑based securities, including the value of the LIBOR‑indexed, floating‑rate debt securities in our portfolio, or the cost of our borrowings. Additionally, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate and certain of our existing credit facilities to replace LIBOR with the new standard that is established.
Our investment adviser’s liability is limited under the investment advisory and management agreement, and we are required to indemnify our investment adviser against certain liabilities, which may lead our investment adviser to act in a riskier manner on our behalf than it would when acting for its own account.

Our investment adviser has not assumed any responsibility to us other than to render the services described in the investment advisory and management agreement, and it will not be responsible for any action of our board of directors in declining to follow our investment adviser’s advice or recommendations. Pursuant to the investment advisory and management agreement, our investment adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other persons affiliated with it will not be liable to us for their acts under the investment advisory and management agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect our investment adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other persons or entities affiliated with it with respect to all damages, liabilities, costs and expenses arising out of or otherwise based upon the performance of any of our investment adviser’s duties or obligations under the investment advisory and management agreement or otherwise as an investment adviser for us, and not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties under the investment advisory and management agreement. These protections may lead our investment adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “Risk Factors—Risks Relating to Our Investments—Our investment adviser's fee structure may induce it to make certain investments on our behalf, including speculative investments.”

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our board of directors. We may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to similar publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments would trade in their principal markets and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can also adversely affect our investment valuations. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. The effect of all of these factors on our portfolio can reduce our net asset value (and, as a result our asset coverage calculation) by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized and/or unrealized losses, which could have a material adverse effect on our business, financial condition or results of operations.

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

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its assets representing collateral for its obligations, which could trigger cross defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt investments that we hold and the value of any equity securities we own. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.

Investments in privately held middle-market companies involve significant risks.

We primarily invest in privately held U.S. middle-market companies. Investments in privately held middle-market companies involve a number of significant risks, including the following:

•
these companies may have limited financial resources and may be unable to meet their obligations, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing our investment;

•
they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•
they typically depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse effect on such portfolio company and, in turn, on us;

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

•
we, our executive officers, directors and our investment adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in our portfolio companies and may, as a result, incur significant costs and expenses in connection with such litigation;

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

Our investment adviser’s fee structure may induce it to make certain investments on our behalf, including speculative investments.

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

The income based fees are computed and paid on income that has been accrued but not yet received in cash, including as a result of investments with a deferred interest feature such as debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the income based fee will become uncollectible. Our investment adviser is not under any obligation to reimburse us for any part of the fees it received that were based on such accrued interest that we never actually received.

Because of the structure of the income based fees, it is possible that we may have to pay income based fees in a quarter during which we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the hurdle rate for a quarter, we will pay the applicable income based fees even if we have incurred a loss in that quarter due to realized and/or unrealized capital losses. In addition, if market interest rates rise, our investment adviser may be able to invest our funds in debt instruments that provide for a higher return, which would increase our pre-incentive fee net investment income and make it easier for our investment adviser to surpass the fixed hurdle rate and receive income based fees. Additionally, the Fee Waiver is scheduled to end following the third quarter of 2019. Once the Fee Waiver has expired, the income based fees we pay to our investment adviser will effectively be higher.

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

Shares of closed‑end investment companies frequently trade at a market price that is less than the net asset value that is attributable to those shares. This characteristic of closed‑end investment companies is separate and distinct from the risk that our net asset value per share may decline. It is not possible to accurately predict whether any shares of our common stock will trade at, above, or below net asset value. In the recent past, the stocks of BDCs as an industry, including at times shares of our common stock, have traded below net asset value and during much of 2009 traded at near historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. See “Risk Factors-Risks Relating to Our Business-The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business and operations.” When our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors. Pursuant to approval granted at a special meeting of stockholders held on May 14, 2018, we currently are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on May 14, 2019.
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

The Maryland General Corporation Law (the “MGCL”), our charter and our bylaws contain provisions that may discourage, delay or make more difficult a change in control of Ares Capital or the removal of our directors. We are subject to the Maryland Business Combination Act (the “Business Combination Act”), subject to any applicable requirements of the Investment Company Act. Our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our board or disinterested directors do not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and may increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act (the “Control Share Acquisition Act”) acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, subject to any applicable requirements of the Investment Company Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and may increase the difficulty of consummating such an offer.

We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our charter classifying our board of directors into three classes serving staggered three-year terms, and provisions of our charter authorizing our board of directors to classify or reclassify shares of our stock into one or more classes or series, to cause the issuance of additional shares of our stock, and to amend our charter from time to time, without stockholder approval, to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may discourage, delay, defer, make more difficult or prevent a transaction or a change in control that might otherwise be in stockholders’ best interest.

Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that Court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf, (ii) any Internal Corporate Claim, as such term is defined in Section 1-101(p) of the MGCL, including, without limitation, (a) any action asserting a claim of breach of any duty owed by any of our directors or officers or other employees to us or to our stockholders or (b) any action asserting a claim against us or any of our directors or officers or other employees arising pursuant to any provision of the MGCL or our charter or bylaws or (iii) any action asserting a claim against us or any of our directors or officers or other employees that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares shall be deemed to have notice of and to have consented and waived any objection to this exclusive forum provision of our bylaws, as the same may be amended from time to time. Our board of directors, without stockholder approval, adopted this exclusive forum provision so that we can respond to such litigation more efficiently, reduce the costs associated with our responses to such litigation, particularly litigation that might otherwise be brought in multiple forums, and make it less likely that plaintiffs’ attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements. However, this exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that such stockholder believes is favorable for disputes with us or our directors, officers or other employees, if any, and may discourage lawsuits against us and our directors, officers or other employees, if any. We believe the risk of a court declining to enforce this exclusive forum provision is remote, as the General Assembly of Maryland has specifically amended the MGCL to authorize the adoption of such provision. However, if a court were to find such provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings notwithstanding that the MGCL expressly provides that the charter or bylaws of a Maryland corporation may require that any Internal Corporate Claim be brought only in courts sitting in one or more specified jurisdictions, we may incur additional costs that we do not currently anticipate associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition and results of operations.

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

•	price and volume fluctuations in the overall stock market from time to time;

•	the inclusion or exclusion of our common stock from certain indices;

•	changes in law, regulatory policies or tax guidelines, or interpretations thereof, particularly with respect to RICs or BDCs;

•	loss of our RIC status;

•	our ability to manage our capital resources effectively;

•	changes in our earnings or variations in our operating results;

•	changes in the value of our portfolio of investments;

•	any shortfall in investment income or net investment income or any increase in losses from levels expected by investors or securities analysts;

•	departure of Ares’ key personnel;

•	operating performance of companies comparable to us;

•	short-selling pressure with respect to shares of our common stock or BDCs generally;

•	future sales of our securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities, including the Convertible Unsecured Notes;

•	uncertainty surrounding the strength of the U.S. economy;

•	concerns regarding European sovereign debt;

•	concerns regarding volatility in the Chinese stock market and Chinese currency;

•	uncertainty between the U.S. and other countries with respect to trade policies, treaties, and tariffs;

•	general economic trends and other external factors; and

•	loss of a major funding source.

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

The issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our common stock by making an investment in the common stock less attractive. In addition, the dividends on any preferred stock we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of preferred stock must take preference over any dividends or other payments to our common stockholders, and holders of preferred stock are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred stock that converts into common stock). In addition, under the Investment Company Act, preferred stock constitutes a “senior security” for purposes of the asset coverage test.

The net asset value per share of our common stock may be diluted if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or securities to subscribe for or convertible into shares of our common stock.
At a special meeting of stockholders held on May 14, 2018, subject to certain determinations required to be made by our board of directors, our stockholders approved our ability to sell or otherwise issue shares of our common stock, in an amount not exceeding 25% of our then outstanding common stock, at a price below the then current net asset value per share during a period that began on May 14, 2018 and expires on May 14, 2019.
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
Further, if our current stockholders do not purchase any shares to maintain their percentage interest when we issue new shares, regardless of whether such offering is above or below the then current net asset value per share, their voting power will be diluted.
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
As of December 31, 2018, the 2019 Convertible Notes are convertible into shares of our common stock and the 2022 Convertible Notes are convertible into shares of our common stock beginning on August 1, 2021 or, under certain circumstances, earlier. Upon conversion of the 2022 Convertible Unsecured Notes, we have the choice to pay or deliver, as the case may be, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. As of December 31, 2018, the conversion price of the 2019 Convertible Notes was effectively $19.96 per share and the conversion price of the 2022 Convertible Notes was effectively $19.37 per share, in each case taking into account certain de minimis adjustments that will be made on the conversion date and subject to further adjustment in certain circumstances. If we elect to deliver shares of common stock upon a conversion at the time our tangible book value per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of common stock upon our issuance of common stock in connection with the conversion of the Convertible Unsecured Notes and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance.
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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are currently located at 245 Park Avenue, 44th Floor, New York, New York 10167. We are party to office leases pursuant to which we are leasing office facilities from third parties. For certain of these office leases, we have also entered into a separate sublease with Ares Management LLC, pursuant to which Ares Management LLC, the sole member of Ares Capital Management, subleased the full amount of such leases from us.

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

On May 20, 2013, we were named as one of several defendants in an action filed in the United States District Court for the Eastern District of Pennsylvania by the bankruptcy trustee of DSI Renal Holdings LLC (“DSI Renal”) and two affiliate companies. On March 17, 2014, the motion by us and the other defendants to transfer the case to the United States District Court for the District of Delaware (the “Delaware Court”) was granted. On May 6, 2014, the Delaware Court referred the matter to the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The complaint alleges, among other things, that each of the named defendants participated in a purported fraudulent transfer involving the restructuring of a subsidiary of DSI Renal. Among other things, the complaint seeks, jointly and severally from all defendants, (1) damages of approximately $425 million, of which the complaint states our individual share is approximately $117 million, (2) interest thereon according to law, and (3) punitive damages. The defendants filed a motion to dismiss all claims on August 5, 2013. On July 20, 2017, the Bankruptcy Court issued an order granting the motion to dismiss certain claims and denying the motion to dismiss certain other claims, including the purported fraudulent transfer claims. The defendants answered the complaint on August 31, 2017. Under the operative scheduling order, discovery will continue until March 29, 2019 with dispositive motions due on April 30, 2019. No trial date has been set. We are currently unable to assess with any certainty whether we may have any exposure in this matter. However, we believe the plaintiff’s claims are without merit and we intend to vigorously defend ourselves in this matter.

On August 3, 2017, American Capital and one of its former portfolio companies were awarded a judgment plus prejudgment interest by the United States District Court for the District of Maryland (the “District Court”) following a bench trial in a case first filed by one of American Capital’s insurance companies concerning coverage for bodily injury claims against American Capital and/or its former portfolio company. The District Court found that the carrier breached its duty to defend American Capital and its former portfolio company against more than 1,000 bodily injury claims and awarded American Capital damages plus prejudgment interest. American Capital’s carrier filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit (the “Court of Appeals”); thereafter, American Capital and its former portfolio company filed a notice of cross appeal, including cross claims. The appeal was fully briefed and oral argument on the appeal took place on September 28, 2018. On February 6, 2019, the Court of Appeals entered a judgment affirming the District Court judgment in all respects in the amount of approximately $88 million, of which the American Capital share would be approximately $53 million. American Capital also intends to petition the District Court for recovery of its reasonable legal fees and costs in connection with the litigation. The carriers have not advised as to whether they intend to engage in post-judgment proceedings to attempt to modify the judgment, and accordingly, American Capital’s recovery in the litigation, if any, is not yet known. We have secured insurance to protect at least $47 million of the judgment in favor of American Capital.

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

On February 7, 2019, the last reported closing sales price of our common stock on The NASDAQ Global Select Market was $16.53 per share, which represented a discount of approximately 3.4% to the net asset value per share reported by us as of December 31, 2018.

HOLDERS

As of February 7, 2019, there were 1,438 holders of record of our common stock (including Cede & Co.).

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

To maintain our RIC status under the Code, we must timely distribute an amount equal to at least 90% of our investment company taxable income (as defined by the Code, which generally includes net ordinary income and net short term capital gains) to our stockholders. In addition, we generally will be required to pay an excise tax equal to 4% on certain undistributed taxable income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our ordinary income recognized during a calendar year and (ii) 98.2% of our capital gain net income, as defined by the Code, recognized during a calendar year and (iii) any income recognized, but not distributed, in preceding years. The taxable income on which we pay excise tax is generally distributed to our stockholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income for distribution in the following year, and pay any applicable excise tax. For the years ended December 31, 2018, 2017 and 2016, we recorded a net excise tax expense of $14 million, $12 million and $12 million, respectively. We cannot assure you that we will achieve results that will permit the payment of any cash distributions. We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a cash dividend, stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically opt out of the dividend reinvestment plan so as to receive cash dividends. See “Dividend Reinvestment Plan.”

RECENT SALES OF UNREGISTERED EQUITY SECURITIES

We did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act of 1933.

ISSUER PURCHASES OF EQUITY SECURITIES

Dividend Reinvestment Plan

During the year ended December 31, 2018, as a part of our dividend reinvestment plan for our common stockholders, we purchased 1,797,176 shares of our common stock for an average price per share of $16.34 in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines such purchases of our common stock during the year ended December 31, 2018:

(dollars in millions, except per share data) Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 through January 31, 2018	468,352	$15.84	—	$—
February 1, 2018 through February 28, 2018	—	—	—	—
March 1, 2018 through March 31, 2018	—	—	—	—
April 1, 2018 through April 30, 2018	482,998	15.90	—	—
May 1, 2018 through May 31, 2018	—	—	—	—
June 1, 2018 through June 30, 2018	—	—	—	—
July 1, 2018 through July 31, 2018	407,763	16.43	—	—
August 1, 2018 through August 31, 2018	—	—	—	—
September 1, 2018 through September 30, 2018	—	—	—	—
October 1, 2018 through October 31, 2018	438,063	17.27	—	—
November 1, 2018 through November 30, 2018	—	—	—	—
December 1, 2018 through December 31, 2018	—	—	—	—
Total	1,797,176	$16.34	—	$—

Stock Repurchase Program

In February 2019, our board of directors authorized an amendment to our stock repurchase program to (a) increase the total authorization under the program from $300 million to $500 million and (b) extend the expiration date of the program from February 28, 2019 to February 28, 2020. Under the program, we may repurchase up to $500 million in the aggregate of our outstanding common stock in the open market at certain thresholds below its net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The program will be in effect through February 28, 2020, unless extended or until the approved dollar amount has been used to repurchase shares. The program does not require us to repurchase any specific number of shares and it cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time.

For the year ended December 31, 2018 and 2017, there were no repurchases of our common stock under our stock repurchase program. As of December 31, 2018, the approximate dollar value of shares that may yet be purchased under the program was $293 million.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG ARES CAPITAL
CORPORATION, S&P 500 INDEX AND SNL US INVESTMENT COMPANY INDEX

Total Return Performance

SOURCE:	S&P Global Market Intelligence

NOTES:
Assumes $100 invested on December 31, 2013 in Ares Capital, the S&P 500 Index and the SNL US Investment Company Index. Assumes all dividends are reinvested on the respective dividend payment dates without commissions.

	Dec13	Dec14	Dec15	Dec16	Dec17	Dec18
Ares Capital	100.00	96.33	97.20	124.14	129.67	141.13
S&P 500 Index	100.00	113.69	115.26	129.05	157.22	150.33
SNL US Investment Company Index	100.00	106.95	97.71	120.86	134.00	128.53

The stock performance graph and other information above shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission (“SEC”) or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act, as amended.

Item 6.    Selected Financial Data

The following selected financial and other data for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 are derived from our consolidated financial statements which have been audited by KPMG LLP, an independent registered public accounting firm whose report thereon is included elsewhere in this Annual Report. The data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Annual Report.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(dollar amounts in millions, except per share data and as otherwise indicated)

	As of and For the Years Ended December 31,
	2018	2017	2016	2015	2014
Total Investment Income	$1,337	$1,160	$1,012	$1,025	$989
Total Expenses, Net of Waiver of Income Based Fees	624	630	497	499	533
Net Investment Income Before Income Taxes	713	530	515	526	456
Income Tax Expense, Including Excise Tax	19	19	21	18	18
Net Investment Income	694	511	494	508	438
Net Realized and Unrealized Gains (Losses) on Investments, Foreign Currencies and Other Transactions and Extinguishment of Debt	164	156	(20)	(129)	153
Net Increase in Stockholders’ Equity Resulting from Operations	$858	$667	$474	$379	$591
Per Share Data:
Net Increase in Stockholders’ Equity Resulting from Operations:
Basic	$2.01	$1.57	$1.51	$1.20	$1.94
Diluted	$2.01	$1.57	$1.51	$1.20	$1.94
Cash Dividends Declared and Payable(1)	$1.54	$1.52	$1.52	$1.57	$1.57
Net Asset Value	$17.12	$16.65	$16.45	$16.46	$16.82
Total Assets(2)	$12,895	$12,347	$9,245	$9,507	$9,454
Total Debt (Carrying Value)(2)	$5,214	$4,854	$3,874	$4,114	$3,881
Total Debt (Principal Amount)	$5,297	$4,943	$3,951	$4,197	$3,999
Total Stockholders’ Equity	$7,300	$7,098	$5,165	$5,173	$5,284
Other Data:
Number of Portfolio Companies at Period End(3)	344	314	218	218	205
Principal Amount of Investments Purchased(4)	$7,176	$7,263	$3,490	$3,905	$4,534
Principal Amount of Investments Acquired as part of the American Capital Acquisition on the Acquisition Date	$—	$2,543	$—	$—	$—
Principal Amount of Investments Sold and Repayments	$6,440	$7,107	$3,655	$3,651	$3,213
Total Return Based on Market Value(5)	8.9%	4.5%	26.4%	1.3%	(3.3)%
Total Return Based on Net Asset Value(6)	12.1%	10.5%	9.2%	7.2%	11.8%
Weighted Average Yield of Debt and Other Income Producing Securities at Fair Value(7)	10.3%	9.8%	9.4%	10.3%	10.1%
Weighted Average Yield of Debt and Other Income Producing Securities at Amortized Cost(7)	10.2%	9.7%	9.3%	10.1%	10.1%
Weighted Average Yield of Total Investments at Fair Value(8)	9.3%	8.7%	8.5%	9.2%	9.1%
Weighted Average Yield of Total Investments at Amortized Cost(8)	9.0%	8.7%	8.3%	9.1%	9.3%
_______________________________________________________________________________

(1)	Includes an additional dividend of $0.05 per share paid in the year ended December 31, 2015 and an additional dividend of $0.05 per share paid in the year ended December 31, 2014.

(2)
Certain prior year amounts have been reclassified to conform to the 2018 presentation. In particular, unamortized debt issuance costs were previously included in other assets and were reclassified to long‑term debt as a result of the adoption of Accounting Standards Update (“ASU”) 2015‑03, Interest-Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs, during the first quarter of 2016.

(3)	Includes commitments to portfolio companies for which funding had yet to occur.

(4)	Excludes $2.5 billion of investments acquired as part of the American Capital Acquisition on the Acquisition Date.

(5)
For the year ended December 31, 2018, the total return based on market value equaled the decrease of the ending market value at December 31, 2018 of $15.58 per share from the ending market value at December 31, 2017 of $15.72 per share plus the declared and payable dividends of $1.54 per share for the year ended December 31, 2018, divided by the market value at December 31, 2017. For the year ended December 31, 2017, the total return based on market value equaled the decrease of the ending market value at December 31, 2017 of $15.72 per share from the ending market value at December 31, 2016 of $16.49 per share plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2017, divided by the market value at December 31, 2016. For the year ended December 31, 2016, the total return based on market value equaled the increase of the ending market value at December 31, 2016 of $16.49 per share from the ending market value at December 31, 2015 of $14.25 per share plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2016, divided by the market value at December 31, 2015. For the year ended December 31, 2015, the total return based on market value equaled the decrease of the ending market value at December 31, 2015 of $14.25 per share from the ending market value at December 31, 2014 of $15.61 per share plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2015, divided by the market value at December 31, 2014. For the year ended December 31, 2014, the total return based on market value equaled the decrease of the ending market value at December 31, 2014 of $15.61 per share from the ending market value at December 31, 2013 of $17.77 per share plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2014, divided by the market value at December 31, 2013. The Company’s shares fluctuate in value. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(6)
For the year ended December 31, 2018, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.54 per share for the year ended December 31, 2018, divided by the beginning net asset value for the period. For the year ended December 31, 2017, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2017, divided by the beginning net asset value for the period. For the year ended December 31, 2016, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2016, divided by the beginning net asset value for the period. For the year ended December 31, 2015, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2015, divided by the beginning net asset value for the period. For the year ended December 31, 2014, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2014 divided by the beginning net asset value for the period. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan and the issuance of common stock in connection with any equity offerings and the equity components of any convertible notes issued during the period. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

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

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	our ability to recover unrealized losses;

•	market conditions and our ability to access alternative debt markets and additional debt and equity capital and our ability to manage our capital resources effectively;

•	our contractual arrangements and relationships with third parties, including parties to our co-investment program;

•	the general economy and its impact on the industries in which we invest;

•	uncertainty surrounding the financial stability of the United States, Europe and China;

•	the social, geopolitical, financial, trade and legal implications of Brexit;

•	Middle East turmoil and the potential for volatility in energy prices and its impact on the industries in which we invest;

•	the financial condition of and ability of our current and prospective portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	our ability to successfully complete and integrate any other acquisitions;

•	the outcome and impact of any litigation;

•	the adequacy of our cash resources and working capital;

•	the timing, form and amount of any dividend distributions;

•	the timing of cash flows, if any, from the operations of our portfolio companies; and

•	the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments.

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

We are externally managed by Ares Capital Management LLC (“Ares Capital Management” or our “investment adviser”), a subsidiary of Ares Management Corporation (NYSE: ARES) (“Ares Management”), a publicly traded, leading global alternative asset manager, pursuant to our investment advisory and management agreement. Ares Operations LLC (“Ares Operations” or our “administrator”), a subsidiary of Ares Management, provides certain administrative and other services necessary for us to operate.

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

Since our initial public offering (“IPO”) on October 8, 2004 through December 31, 2018, our exited investments resulted in an asset level realized gross internal rate of return to us of approximately 14% (based on original cash invested, net of syndications, of approximately $24.7 billion and total proceeds from such exited investments of approximately $31.8 billion). Internal rate of return is the discount rate that makes the net present value of all cash flows related to a particular investment equal to zero. Internal rate of return is gross of expenses related to investments as these expenses are not allocable to specific investments. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of a debt investment or sale of an investment or through the determination that no further consideration was collectible and, thus, a loss may have been realized. Approximately 63% of these exited investments resulted in an asset level realized gross internal rate of return to us of 10% or greater.

Additionally, since the closing of the American Capital Acquisition on January 3, 2017 through December 31, 2018, exited investments acquired in the American Capital Acquisition resulted in an asset level realized gross internal rate of return to us of approximately 37% (based on original amounts invested of approximately $1.7 billion and total proceeds from such exited investments of approximately $2.3 billion).

Additionally, since our IPO on October 8, 2004 through December 31, 2018, our realized gains have exceeded our realized losses by approximately $1.0 billion (excluding a one-time gain on the acquisition of Allied Capital Corporation (“Allied Capital”) and realized gains/losses from the extinguishment of debt and other assets). For this same time period, our average annualized net realized gain rate was approximately 1.2% (excluding a one-time gain on the acquisition of Allied Capital and realized gains/losses from the extinguishment of debt and other assets). Net realized gain/loss rates for a particular period are the amount of net realized gains/losses during such period divided by the average quarterly investments at amortized cost in such period.

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

We have elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”), and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and timely distribute to our stockholders generally at least 90% of our investment company taxable income, as defined by the Code, for each year. Pursuant to this election, we generally will not have to pay U.S. federal corporate-level taxes on any income that we distribute to our stockholders provided that we satisfy those requirements.

American Capital Acquisition

On May 23, 2016, we entered into a definitive agreement (the “Merger Agreement”) to acquire American Capital, Ltd. (“American Capital”), a Delaware corporation (the “American Capital Acquisition”) in a cash and stock transaction valued at approximately $4.2 billion. At January 3, 2017 (the “Acquisition Date”), the total cash and stock consideration paid by us was $3.3 billion. In connection with the stock consideration, we issued approximately 112 million shares of our common stock to American Capital’s then-existing stockholders (including holders of outstanding in-the-money American Capital stock options), thereby resulting in our then-existing stockholders owning approximately 73.7% of the combined company and then-existing American Capital stockholders owning approximately 26.3% of the combined company.

In connection with the American Capital Acquisition, Ares Capital Management agreed to waive, for each of the first ten calendar quarters beginning with the second quarter of 2017 and ending with the third quarter of 2019, the lesser of (x) $10 million of income based fees and (y) the amount of income based fees for such quarter, in each case, to the extent payable by us in such quarter pursuant to and as calculated under our investment advisory and management agreement (the “Fee Waiver”). See Notes 3 and 16 to our consolidated financial statements for the year ended December 31, 2018 for additional information regarding the American Capital Acquisition.

PORTFOLIO AND INVESTMENT ACTIVITY

Our investment activity for the years ended December 31, 2018, 2017 and 2016 is presented below.

	For the Years Ended December 31,
(dollar amounts in millions)	2018	2017	2016
New investment commitments(1)(5)(10):
New portfolio companies	$3,754	$2,155	$2,107
Existing portfolio companies	4,291	3,734	1,596
Total new investment commitments(2)	8,045	5,889	3,703
Less:
Investment commitments exited(3)	6,476	5,593	3,844
Net investment commitments	$1,569	$296	$(141)
Principal amount of investments funded(5)(10):
First lien senior secured loans	$4,465	$3,442	$1,965
Second lien senior secured loans	1,607	1,491	987
Subordinated certificates of the SDLP(4)	252	222	272
Subordinated certificates of the SSLP	—	—	3
Senior subordinated loans	376	273	173
Preferred equity securities	130	120	37
Other equity securities	346	116	53
Total	$7,176	$5,664	$3,490
Principal amount of investments sold or repaid(6):
First lien senior secured loans	$3,762	$2,394	$2,522
Second lien senior secured loans	1,657	1,536	903
Subordinated certificates of the SDLP(4)	88	4	2
Subordinated certificates of the SSLP(5)	—	474	—
Senior subordinated loans	718	269	189
Collateralized loan obligations	71	150	—
Preferred equity securities	80	275	4
Other equity securities	64	476	35
Total	$6,440	$5,578	$3,655
Principal amount of investments acquired as part of the American Capital Acquisition on the Acquisition Date:
First lien senior secured loans		$550
Second lien senior secured loans		855
Senior subordinated loans		244
Collateralized loan obligations		265
Preferred equity securities		109
Other equity securities		520
Total		$2,543
Number of new investment commitments(5)(7)(10)	172	155	82
Average new investment commitment amount(5)(10)	$47	$38	$45
Weighted average term for new investment commitments (in months)(5)(8)(10)	76	75	80
Percentage of new investment commitments at floating rates(5)(10)	94%	94%	91%
Percentage of new investment commitments at fixed rates(5)(10)	2%	4%	6%
Weighted average yield of debt and other income producing securities(5)(8)(10):

Funded during the period at amortized cost	9.0%	9.0%	9.3%
Funded during the period at fair value(9)	9.1%	9.0%	9.2%
Exited or repaid during the period at amortized cost	9.2%	8.9%	8.5%
Exited or repaid during the period at fair value(9)	9.2%	8.9%	8.4%
Weighted average yield of debt and other income producing securities acquired as part of the American Capital Acquisition on the Acquisition Date:
Funded during the period at amortized cost	—	10.0%	—
Funded during the period at fair value(9)	—	10.0%	—

_______________________________________________________________________________

(1)
New investment commitments include new agreements to fund revolving loans or delayed draw loans. See “Off Balance Sheet Arrangements” as well as Note 7 to our consolidated financial statements for the year ended December 31, 2018, for more information on our commitments to fund revolving loans or delayed draw loans.

(2)
Includes both funded and unfunded commitments. Of these new investment commitments, we funded $6.6 billion, $5.1 billion and $3.3 billion for the years ended December 31, 2018, 2017 and 2016, respectively.

(3)
Includes both funded and unfunded commitments. For the years ended December 31, 2018, 2017 and 2016, investment commitments exited included exits of unfunded commitments of $385 million, $301 million and $341 million, respectively.

(4)	See “Senior Direct Lending Program” below and Note 4 to our consolidated financial statements for the year ended December 31, 2018 for more information on the SDLP (as defined below).

(5)
In July 2017, in connection with the effective termination of Senior Secured Loan Fund LLC (d/b/a the “Senior Secured Loan Program” or the “SSLP”), we purchased $1.6 billion in aggregate principal amount of first lien senior secured loans outstanding at par plus accrued and unpaid interest and fees from the SSLP (the “SSLP Loan Sale”) and assumed the SSLP’s remaining unfunded loan commitments totaling $50 million. The loans purchased from the SSLP included loans to 10 different borrowers with a weighted average yield at amortized cost and fair value of 7.1% and 7.1%, respectively. Upon completion of the SSLP Loan Sale, the SSLP made a liquidation distribution to the holders of the subordinated certificates of the SSLP (the “SSLP Certificates”), of which Ares Capital received $1.5 billion. The impact of these transactions is excluded from the information presented in the table. See “Senior Secured Loan Program” below and Note 4 to our consolidated financial statements for the year ended December 31, 2018 for more information on the SSLP.

(6)
For the years ended December 31, 2018 and 2017, the principal amount of investments sold or repaid included $0.9 billion and $1.1 billion, respectively, of investments acquired as part of the American Capital Acquisition.

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

(10)
Excludes investments acquired as part of the American Capital Acquisition on the Acquisition Date. See Note 16 to our consolidated financial statements for the year ended December 31, 2018 for additional information regarding the American Capital Acquisition.

As of December 31, 2018 and 2017, our investments consisted of the following:

	As of December 31,
	2018		2017
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured loans	$5,976	$5,836	$5,337	$5,197
Second lien senior secured loans	3,878	3,657	3,885	3,744
Subordinated certificates of the SDLP(1)	652	652	487	487
Senior subordinated loans	717	727	978	995
Collateralized loan obligations	44	45	115	114
Preferred equity securities	576	444	485	532
Other equity securities	911	1,056	618	772
Total	$12,754	$12,417	$11,905	$11,841
_______________________________________________________________________________

(1)
The proceeds from these certificates were applied to co-investments with Varagon Capital Partners (“Varagon”) and its clients to fund first lien senior secured loans to 21 and 19 different borrowers as of December 31, 2018 and 2017, respectively.

The weighted average yields at amortized cost and fair value of the following portions of our portfolio as of December 31, 2018 and 2017 were as follows:

	As of December 31,
	2018		2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and other income producing securities(1)	10.2%	10.3%	9.7%	9.8%
Total portfolio(2)	9.0%	9.3%	8.7%	8.7%
First lien senior secured loans(2)	8.4%	8.7%	7.9%	8.1%
Second lien senior secured loans(2)	10.4%	11.1%	9.7%	10.0%
Subordinated certificates of the SDLP(2)(3)	15.0%	15.0%	14.5%	14.5%
Senior subordinated loans(2)	12.7%	12.5%	13.0%	12.8%
Collateralized loan obligations	22.7%	22.2%	9.7%	9.7%
Income producing equity securities(2)	13.5%	13.4%	13.0%	13.0%
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

Set forth below is the grade distribution of our portfolio companies as of December 31, 2018 and 2017:

	As of December 31,
	2018				2017
(dollar amounts in millions)	Fair Value	%	Number of Companies	%	Fair Value	%	Number of Companies	%
Grade 1	$107	0.9%	18	5.2%	$72	0.6%	16	5.1%
Grade 2	455	3.7%	12	3.5%	343	2.9%	14	4.5%
Grade 3	10,680	85.9%	300	87.2%	10,099	85.3%	268	85.3%
Grade 4	1,175	9.5%	14	4.1%	1,327	11.2%	16	5.1%
Total	$12,417	100.0%	344	100.0%	$11,841	100.0%	314	100.0%

As of December 31, 2018 and 2017, the weighted average grade of the investments in our portfolio at fair value was 3.0 and 3.1, respectively.

As of December 31, 2018, investments on non-accrual status represented 2.5% and 0.6% of the total investments at amortized cost and at fair value, respectively. As of December 31, 2017, investments on non-accrual status represented 3.1% and 1.4% of the total investments at amortized cost and at fair value, respectively.

Co-Investment Program

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

We provide capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. As of December 31, 2018, we and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates.

As of December 31, 2018 and 2017, we and Varagon and its clients had agreed to make capital available to the SDLP of $6.4 billion and $2.9 billion, respectively, in the aggregate, of which $1,444 million and $591 million, respectively, is to be made available from us. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP. Below is a summary of the funded capital and unfunded capital commitments of the SDLP.

	As of December 31,
(in millions)	2018	2017
Total capital funded to the SDLP(1)	$3,104	$2,319
Total capital funded to the SDLP by the Company(1)	$652	$487
Total unfunded capital commitments to the SDLP(2)	$187	$92
Total unfunded capital commitments to the SDLP by the Company(2)	$39	$19
___________________________________________________________________________

(1)	At principal amount.

(2)	These commitments have been approved by the investment committee of the SDLP and will be funded as the transactions are completed.

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

The amortized cost and fair value of our SDLP Certificates held by us were $652 million and $652 million, respectively, as of December 31, 2018 and $487 million and $487 million, respectively, as of December 31, 2017. Our yield on our investment in the SDLP at amortized cost and fair value was 15.0% and 15.0%, respectively, as of December 31, 2018 and 14.5% and 14.5%, respectively, as of December 31, 2017. For the years ended December 31, 2018, 2017 and 2016, we earned interest income of $87 million, $52 million and $13 million, respectively, from our investment in the SDLP Certificates. We are also entitled to certain fees in connection with the SDLP. For the years ended December 31, 2018, 2017 and 2016, in connection with the SDLP, we earned capital structuring service and other fees totaling $16 million, $11 million and $6 million, respectively.

As of December 31, 2018 and 2017, the portfolio was comprised of all first lien senior secured loans primarily to U.S. middle market companies and were in industries similar to the companies in our portfolio. As of December 31, 2018 and 2017, none of the loans were on non-accrual status. Below is a summary of the SDLP’s portfolio as of December 31, 2018 and 2017:

	As of December 31,
(dollar amounts in millions)	2018	2017
Total first lien senior secured loans(1)	$3,086	$2,316
Weighted average yield on first lien senior secured loans(2)	8.4%	7.6%
Largest loan to a single borrower(1)	$249	$200
Total of five largest loans to borrowers(1)	$1,132	$947
Number of borrowers in the SDLP	21	19
Commitments to fund delayed draw loans(3)	$187	$92
_______________________________________________________________________________

(1)                                 At principal amount.

(2)	Computed as (a) the annual stated interest rate on accruing first lien senior secured loans, divided by (b) total first lien senior secured loans at principal amount.

(3)	As discussed above, these commitments have been approved by the investment committee of the SDLP.

Selected financial information for the SDLP as of December 31, 2018 and December 31, 2017 and for the years ended December 31, 2018 and 2017, was as follows:

	As of December 31,
(in millions)	2018	2017
Selected Balance Sheet Information:
Investments at fair value (amortized cost of $3,086 and $2,316)	$3,043	$2,295
Other assets	92	57
Total assets	$3,135	$2,352

Senior notes	$2,189	$1,624
Intermediate funding notes	171	139
Other liabilities	54	35
Total liabilities	2,414	1,798
Subordinated certificates and members’ capital	721	554
Total liabilities and members’ capital	$3,135	$2,352

	For the Years Ended December 31,
(in millions)	2018	2017
Selected Statement of Operations Information:
Total interest and other income	$232	$135
Interest expense	116	63
Other expenses	12	8
Total expenses	128	71
Net investment income	104	64
Net realized and unrealized losses on investments	(21)	(11)
Net increase in members’ capital resulting from operations	$83	$53

SDLP Loan Portfolio as of December 31, 2018

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount	Fair Value(2)
42 North Dental, LLC (fka Gentle Communications, LLC (3))	Dental services provider	5/2022	8.4%	126.8	$126.8
ADCS Billings Intermediate Holdings, LLC (3)	Dermatology practice	5/2022	8.3%	78.6	76.3
AEP Holdings, Inc. (3)(4)	Distributor of non-discretionary, mission-critical aftermarket replacement parts	8/2021	8.5%	160.0	156.8
BakeMark Holdings, Inc. (3)	Manufacturer and distributor of specialty bakery ingredients	8/2023	7.8%	247.8	247.7
Center for Autism and Related Disorders, LLC (3)	Autism treatment and services provider specializing in applied behavior analysis therapy	12/2022	6.5%	119.0	117.8
Chariot Acquisition, LLC (3)	Aftermarket golf cart parts and accessories	9/2021	9.3%	102.5	101.5
Chesapeake Research Review, LLC (3)	Provider of central institutional review boards over clinical trials	11/2023	8.6%	198.4	198.4
D4C Dental Brands, Inc. (3)	Dental services provider	12/2022	9.0%	161.1	161.1
Emergency Communications Network, LLC (3)	Provider of mission critical emergency mass notification solutions	6/2023	8.8%	221.2	214.7
EN Engineering, LLC (3)	National utility services firm providing engineering and consulting services to natural gas, electric power and other energy and industrial end markets	6/2021	7.0%	86.4	86.4
Excelligence Holdings Corporation (3)	Developer, manufacturer and retailer of educational products	4/2023	8.5%	147.6	127.2
Infogix, Inc. (3)(4)	Enterprise data analytics and integrity software solutions provider	4/2024	8.8%	126.8	126.8
ISS Compressors Industries, Inc.	Provider of repairs, refurbishments and services to the broader industrial end user markets	6/2020	9.4%	76.4	76.4
KeyImpact Holdings, Inc. (4)	Foodservice sales and marketing agency	11/2021	8.7%	74.8	74.8
Nordco Inc. (3)	Railroad maintenance-of-way machinery	8/2020	8.9%	110.1	105.7
Pegasus Intermediate Holdings, LLC (3)	Provider of plant maintenance and scheduling software	11/2022	8.5%	176.2	176.2
Penn Detroit Diesel Allison LLC	Distributor of aftermarket parts to the heavy-duty truck industry	12/2021	8.8%	78.4	78.4
SM Wellness Holdings, Inc. and SM Holdco, Inc. (3)(4)	Breast cancer screening provider	8/2024	8.0%	213.0	211.9
TDG Group Holding Company (3)(4)	Operator of multiple franchise concepts primarily related to home maintenance or repairs	5/2024	8.3%	248.8	246.3
Towne Holdings, Inc.	Parking management and hospitality services provider	5/2022	7.8%	131.3	131.3
Woodstream Corporation (3)	Pet products manufacturer	5/2022	8.9%	201.0	200.9
				$3,086.2	$3,043.4
______________________________________

(1)	Represents the weighted average annual stated interest rate as of December 31, 2018. All interest rates are payable in cash.

(2)
Represents the fair value in accordance with Accounting Standards Codification 820-10. The determination of such fair value is not included in our board of directors valuation process described elsewhere herein.

(3)	We also hold a portion of this company’s first lien senior secured loan.

(4)	We hold an equity investment in this company.

SDLP Loan Portfolio as of December 31, 2017

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount	Fair Value(2)
ADCS Billings Intermediate Holdings, LLC (3)	Dermatology practice	5/2022	7.4%	$79.4	$77.8
AEP Holdings, Inc. (3)(4)	Distributor of non-discretionary, mission-critical aftermarket replacement parts	8/2021	7.2%	136.6	136.6
AMCP Clean Acquisition Company, LLC	Outsourced linen and laundry services provider	7/2020	8.8%	100.7	100.7
BakeMark Holdings, Inc. (3)	Manufacturer and distributor of specialty bakery ingredients	8/2023	6.9%	200.0	200.0
Chariot Acquisition, LLC (3)	Aftermarket golf cart parts and accessories	9/2021	7.9%	103.6	101.5
Chesapeake Research Review, LLC (3)	Provider of central institutional review boards over clinical trials	11/2023	7.1%	200.0	198.0
D4C Dental Brands, Inc. (3)(4)	Dental services provider	12/2022	7.9%	115.6	115.6
Emergency Communications Network, LLC (3)	Provider of mission critical emergency mass notification solutions	6/2023	7.8%	199.0	197.0
EN Engineering, LLC (3)	National utility services firm providing engineering and consulting services to natural gas, electric power and other energy and industrial end markets	6/2021	7.7%	77.2	77.2
Excelligence Learning Corporation (3)	Developer, manufacturer and retailer of educational products	4/2023	7.6%	149.3	143.3
Gentle Communications, LLC (3)	Dental services provider	5/2022	7.9%	113.6	113.6
ISS Compressors Industries, Inc.	Provider of repairs, refurbishments and services to the broader industrial end user markets	6/2018	7.8%	77.3	77.3
KeyImpact Holdings, Inc. (4)	Foodservice sales and marketing agency	11/2021	7.7%	75.5	75.5
Nordco Inc. (3)	Railroad maintenance-of-way machinery	8/2020	7.6%	111.1	103.4
Pegasus Intermediate Holdings, LLC (3)	Provider of plant maintenance and scheduling software	11/2022	7.6%	90.5	90.5
Penn Detroit Diesel Allison LLC	Distributor of aftermarket parts to the heavy-duty truck industry	12/2021	7.8%	79.2	79.2
Towne Holdings, Inc. (3)	Parking management and hospitality services provider	5/2022	7.1%	111.0	111.0
TWH Water Treatment Industries, Inc.	Wastewater infrastructure repair, treatment and filtration holding company	11/2019	8.4%	97.5	97.5
Woodstream Corporation (3)	Pet products manufacturer	5/2022	7.8%	199.0	199.0
				$2,316.1	$2,294.7
____________________________________________________________________________

(1)	Represents the weighted average annual stated interest rate as of December 31, 2017. All interest rates are payable in cash.

(2)
Represents the fair value in accordance with Accounting Standards Codification 820-10. The determination of such fair value is not included in our board of directors valuation process described elsewhere herein.

(3)	We also hold a portion of this company’s first lien senior secured loan.

(4)	We hold an equity investment in this company.

RESULTS OF OPERATIONS

For the years ended December 31, 2018, 2017 and 2016

Operating results for the years ended December 31, 2018, 2017 and 2016 were as follows:

	For the Years Ended December 31,
(in millions)	2018	2017	2016
Total investment income	$1,337	$1,160	$1,012
Total expenses, net of waiver of income based fees	624	630	497
Net investment income before income taxes	713	530	515
Income tax expense, including excise tax	19	19	21
Net investment income	694	511	494
Net realized gains on investments and foreign currency transactions	419	24	110
Net unrealized gains (losses) on investments, foreign currency and other transactions	(255)	136	(130)
Realized losses on extinguishment of debt	—	(4)	—
Net increase in stockholders’ equity resulting from operations	$858	$667	$474

Net income can vary substantially from period to period due to various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net increase in stockholders’ equity resulting from operations may not be meaningful.

Investment Income

	For the Years Ended December 31,
(in millions)	2018	2017	2016
Interest income from investments	$1,041	$951	$806
Capital structuring service fees	143	105	99
Dividend income	97	76	75
Other income	56	28	32
Total investment income	$1,337	$1,160	$1,012

The increase in interest income from investments for the year ended December 31, 2018 from the comparable period in 2017 was primarily due to an increase in the average size of our portfolio and an increase in the weighted average yield of our portfolio. The size of our portfolio increased from an average of $11.4 billion at amortized cost for the year ended December 31, 2017 to an average of $11.9 billion at amortized cost for the comparable period in 2018. The weighted average yield of our total portfolio increased from 8.5% for the year ended December 31, 2017 to 9.0% for the comparable period in 2018 primarily due to an increase in LIBOR during the period. The increase in capital structuring service fees for the year ended December 31, 2018 from the comparable period in 2017 was primarily due to the increase in new investment commitments (excluding investments acquired in the American Capital Acquisition and investments acquired in the SSLP Loan Sale in 2017), which increased from $5.9 billion for year ended December 31, 2017 to $8.0 billion for the comparable period in 2018. The weighted average capital structuring fees received on new investment commitments remained steady at 1.8% for the year ended December 31, 2018 from the comparable period in 2017. Dividend income for the years ended December 31, 2018 and 2017 included dividends received from Ivy Hill Asset Management, L.P. (“IHAM”), a wholly owned portfolio company, totaling $58 million and $40 million, respectively. Also during the year ended December 31, 2018, we received $12 million in other non-recurring dividends from non-income producing equity securities compared to $19 million for the comparable period in 2017. The increase in other income for the year ended December 31, 2018 from the comparable period in 2017 was primarily due to higher amendment fees and administrative agent fees.

The increase in interest income from investments for the year ended December 31, 2017 from the comparable period in 2016 was primarily due to an increase in the average size of our portfolio, partially offset by a decrease in the weighted average yield of our portfolio. The size of our portfolio increased from an average of $9.0 billion at amortized cost for the year ended December 31, 2016 to an average of $11.4 billion at amortized cost for the comparable period in 2017, which was largely due to the investments acquired as part of the American Capital Acquisition. The weighted average yield of our total portfolio decreased from 9.0% for the year ended December 31, 2016 to 8.5% for the comparable period in 2017. The decline in the weighted average yield was primarily due to the declining yield of the SSLP Certificates up until the SSLP made a liquidation distribution to the holders of the SSLP Certificates (the “SSLP Liquidation Distribution”) and the effective termination of the SSLP, during the year ended December 31, 2017. The increase in capital structuring service fees for the year ended December 31, 2017 from the comparable period in 2016 was due to the increase in new investment commitments (excluding investments acquired from the American Capital Acquisition and investments acquired from the SSLP Loan Sale in 2017), which increased from $3.7 billion for year ended December 31, 2016 to $5.9 billion for the comparable period in 2017. This increase was partially offset by a decrease in weighted average capital structuring fees received on new investment commitments, which decreased from 2.7% for the year ended December 31, 2016 to 1.8% for the comparable period in 2017. This decline was primarily due to having a higher percentage of new investment commitments made to existing portfolio companies during the year ended December 31, 2017 as compared to the comparable period in 2016. Dividend income for the years ended December 31, 2017 and 2016 included dividends received from IHAM, a wholly owned portfolio company, totaling $40 million and $40 million, respectively. Also during the year ended December 31, 2017, we received $19 million in other non-recurring dividends from non-income producing equity securities compared to $20 million for the comparable period in 2016. The decrease in other income for the year ended December 31, 2017 from the comparable period in 2016 was primarily attributable to the decrease in sourcing fees from the SSLP for the year ended December 31, 2017 from the comparable period in 2016 resulting from the continued decrease in the size of the SSLP portfolio and eventually the effective termination of the SSLP in July 2017. This decrease was partially offset by higher amendment fees and administrative agent fees for the year ended December 31, 2017 from the comparable period in 2016.

Operating Expenses

	For the Years Ended December 31,
(in millions)	2018	2017	2016
Interest and credit facility fees	$240	$225	$186
Base management fees	180	171	137
Income based fees	169	134	123
Capital gains incentive fees	33	41	(5)
Administrative fees	13	12	14
Professional fees and other costs related to the American Capital Acquisition	3	45	15
Other general and administrative	26	32	27
Total operating expenses	664	660	497
Waiver of income based fees	(40)	(30)	—
Total expenses, net of waiver of income based fees	$624	$630	$497

Interest and credit facility fees for the years ended December 31, 2018, 2017 and 2016, were comprised of the following:

	For the Years Ended December 31,
(in millions)	2018	2017	2016
Stated interest expense	$200	$189	$161
Facility fees	17	12	5
Amortization of debt issuance costs	18	18	14
Net accretion of discount on notes payable	5	6	6
Total interest and credit facility fees	$240	$225	$186

Stated interest expense for the year ended December 31, 2018 increased from the comparable period in 2017 primarily due to the increase in our average principal amount of debt outstanding. For the year ended December 31, 2018, our average debt outstanding increased to $4.8 billion as compared to $4.6 billion for the comparable period in 2017. The weighted average stated interest rate on our outstanding debt was 4.1% for both the year ended December 31, 2018 and for the comparable period in 2017. Facility fees for the year ended December 31, 2018 increased from the comparable period in 2017 primarily due to lower utilization of our revolving facilities resulting in higher unused commitment fees.

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

The increase in base management fees for the year ended December 31, 2018 from the comparable period in 2017 was primarily due to the increase in the average size of the portfolio for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase in base management fees for the year ended December 31, 2017 from the comparable period in 2016 was primarily due to the increase in the average size of the portfolio for the year ended December 31, 2017 (including the approximately $2.5 billion in investments acquired in the American Capital Acquisition) as compared to the year ended December 31, 2016. The increase in income based fees for the year ended December 31, 2018 from the comparable period in 2017 was primarily due to the pre-incentive fee net investment income, as defined in the investment advisory and management agreement, for the year ended December 31, 2018 being higher than in the comparable period in 2017. The increase in income based fees for the year ended December 31, 2017 from the comparable period in 2016 was primarily due to the pre-incentive fee net investment income, as defined in the investment advisory and management agreement, for the year ended December 31, 2017 being higher than in the comparable period in 2016. As discussed earlier, the years ended December 31, 2018 and 2017 also reflect the Fee Waiver of $40 million and $30 million, respectively.

For the years ended December 31, 2018 and 2017, the capital gains incentive fee expense calculated in accordance with generally accepted accounting principles (“GAAP”) was $33 million and $41 million, respectively. The capital gains incentive fee expense accrual for the year ended December 31, 2017 included an $11 million accrual related to the American Capital Acquisition as a result of the fair value of the net assets acquired exceeding the fair value of the merger consideration paid by us. For the year ended December 31, 2016, the reduction in capital gains incentive fees calculated in accordance with GAAP was $5 million. The capital gains incentive fee expense accrual for the year ended December 31, 2018 changed from the comparable period in 2017 primarily due to the $11 million accrual related to the American Capital Acquisition during the year ended December 31, 2017 as discussed above, partially offset by higher net gains on investments, foreign currency and other transactions and the extinguishment of debt during the year ended December 31, 2018 of $164 million compared to net gains of $156 million during the year ended December 31, 2017. The capital gains incentive fee expense accrual for the year ended December 31, 2017 changed from the comparable period in 2016 primarily due to net gains on investments, foreign currency and other transactions and the extinguishment of debt during the year ended December 31, 2017 of $156 million compared to net losses of $20 million during the year ended December 31, 2016. The capital gains incentive fee accrued under GAAP includes an accrual related to unrealized capital appreciation, whereas the capital gains incentive fee actually payable under our investment advisory and management agreement does not. There can be no assurance that such unrealized capital appreciation will be realized in the future. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. As of December 31, 2018, 2017 and 2016, the total capital gains incentive fee accrual calculated in accordance with GAAP was $112 million, $79 million and $38 million, respectively. As of December 31, 2018, the capital gains incentive fee actually payable under our investment advisory and management agreement was $50 million. As of December 31, 2017, there was no capital gains incentive fee actually payable under our investment advisory and management agreement. See Note 3 to our consolidated financial statements for the year ended December 31, 2018, for more information on the base management fees, income based fees and capital gains incentive fees.

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

For the years ended December 31, 2018, 2017 and 2016, the Company incurred $3 million, $45 million and $15 million, respectively, in professional fees and other costs related to the American Capital Acquisition. For the year ended December 31, 2017, these costs also included $18 million in one-time investment banking fees incurred in January 2017 upon the closing of the American Capital Acquisition.

Other general and administrative expenses includes, among other costs, professional fees, insurance, fees and expenses related to evaluating and making investments in portfolio companies and independent directors’ fees.

Income Tax Expense, Including Excise Tax

We have elected to be treated as a RIC under the Code and intend to operate so as to qualify for RIC status. To qualify as a RIC, we must generally (among other requirements) timely distribute to our stockholders at least 90% of our investment company taxable income, as defined by the Code, for each year. To maintain our RIC status, we have made and intend to continue to make the requisite distributions to our stockholders which will generally relieve us from U.S. federal corporate-level income taxes.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. If we determine that our estimated current year taxable income will exceed our estimated dividend distributions for the current year from such income, we accrue excise tax on estimated excess taxable income as such taxable income is earned. For the years ended December 31, 2018, 2017 and 2016, we recorded a net expense of $14 million, $12 million and $12 million, respectively, for U.S. federal excise tax. The net expense for the years ended December 31, 2017 and 2016 each included a reduction in expense related to the recording of a requested refund resulting from the overpayment of the prior year’s excise tax of $1 million and $1 million, respectively.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the years ended December 31, 2018, 2017 and 2016, we recorded a net tax expense of approximately $5 million, $7 million and $9 million, respectively, for these subsidiaries. The net income tax expense for our taxable consolidated subsidiaries will vary depending on the level of realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.

Net Realized Gains/Losses

The net realized gains from the sales, repayments or exits of investments during the years ended December 31, 2018, 2017 and 2016 were comprised of the following:

	For the Years Ended December 31,
(in millions)	2018		2017		2016
Sales, repayments or exits of investments(1)	$6,780		$7,037	(2)	$3,749	(3)
Net realized gains on investments:
Gross realized gains	$465		$281		$121
Gross realized losses	(59)		(237)		(11)
Total net realized gains on investments	$406	(4)	$44	(4)	$110
_______________________________________________________________________________

(1)
Includes $472 million, $134 million and $472 million of investments sold to IHAM and certain vehicles managed by IHAM during the years ended December 31, 2018, 2017 and 2016, respectively. A net realized loss of $0 million was recorded on these transactions with IHAM during the year ended December 31, 2018. A net realized loss of $0 million was recorded on these transactions with IHAM during the year ended December 31, 2017. A net realized gain of $1 million was recorded on these transactions with IHAM for the year ended December 31, 2016. See Note 4 to our consolidated financial statements for the year ended December 31, 2018 for more detail on IHAM and its managed vehicles.

(2)	Includes the $1.5 billion of proceeds from the SSLP Liquidation Distribution discussed above.

(3)	Includes $474 million of investments sold to the SDLP in conjunction with the initial funding of the SDLP. No realized gains or losses were recorded on these transactions with the SDLP.

(4)
Includes approximately $342 million and $85 million of net realized gains on investments acquired as part of the American Capital Acquisition during the years ended December 31, 2018 and 2017, respectively.

The net realized gains on investments during the year ended December 31, 2018 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Alcami Holdings, LLC	$324
Accruent, LLC	27
Varsity Brands Holding Co., Inc.	14
Imperial Capital Private Opportunities, LP	12
Acrisure, LLC	8
EcoMotors, Inc.	(9)
Things Remembered, Inc.	(16)
Other, net	46
Total, net	$406

During the year ended December 31, 2018, we also recognized net realized gains on foreign currency and other transactions of $13 million.

The net realized gains on investments during the year ended December 31, 2017 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Bellotto Holdings Limited	$58
10th Street, LLC	34
Community Education Centers, Inc.	24
Tectum Holdings, Inc.	17
American Broadband Holding Company	15
NECCO Realty Investments LLC	13
GHX Ultimate Parent Corporation	11
Wilcon Holdings LLC	10
La Paloma Generating Company, LLC	(9)
Pegasus Community Energy, LLC	(9)
The Greeley Company, Inc.	(12)
Senior Secured Loan Fund LLC	(18)
Competitor Group, Inc.	(21)
Infilaw Holding, LLC	(140)
Other, net	71
Total, net	$44

During the year ended December 31, 2017, we also recognized net realized losses on foreign currency and other transactions of $20 million.

During the year ended December 31, 2017, we redeemed the entire $183 million in aggregate principal amount outstanding of the unsecured notes that were scheduled to mature on October 1, 2022 (the “October 2022 Notes”) in accordance with the terms of the indenture governing the October 2022 Notes. The October 2022 Notes bore interest at a rate of 5.875% per year, payable quarterly. The October 2022 Notes were redeemed at par plus accrued and unpaid interest for a total redemption price of approximately $185 million, which resulted in a realized loss on the extinguishment of debt of $4 million.

The net realized gains on investments during the year ended December 31, 2016 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
The Step2 Company, LLC	$18
Napa Management Services Corporation	16
UL Holding Co., LLC	13
Physiotherapy Associates Holdings, Inc.	8
Q9 Holdings Inc.	(9)
Other, net	64
Total, net	$110

Net Unrealized Gains/Losses

We value our portfolio investments quarterly and the changes in value are recorded as unrealized gains or losses in our consolidated statement of operations. Net unrealized gains and losses on investments for the years ended December 31, 2018, 2017 and 2016, were comprised of the following:

	For the Years Ended December 31,
(in millions)	2018	2017	2016
Unrealized appreciation	$137	$331	$168
Unrealized depreciation	(275)	(301)	(306)
Net unrealized (appreciation) depreciation reversed related to net realized gains or losses(1)	(133)	113	13
Total net unrealized gains (losses)	$(271)	$143	$(125)
_______________________________________________________________________________

(1)
The net unrealized (appreciation) depreciation reversed related to net realized gains or losses represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior period.

The changes in net unrealized appreciation and depreciation on investments during the year ended December 31, 2018 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
OTG Management, LLC	$25
PERC Holdings 1 LLC	11
Absolute Dental Management LLC	(9)
SCM Insurance Services Inc.	(10)
ADF Capital, Inc.	(11)
Teasdale Foods, Inc.	(11)
R3 Education Inc.	(12)
Eckler Industries, Inc.	(13)
Indra Holdings Corp.	(15)
Singer Sewing Company	(15)
New Trident Holdcorp, Inc.	(49)
Other, net	(29)
Total, net	$(138)

 During the year ended December 31, 2018, we also recognized net unrealized gains on foreign currency and other transactions of $16 million.

The changes in net unrealized appreciation and depreciation on investments during the year ended December 31, 2017 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Alcami Holdings, LLC	$167
Ivy Hill Asset Management, L.P.	13
Columbo MidCo Limited	13
CCS Intermediate Holdings, LLC	12
Imperial Capital Private Opportunities, LP	11
Ciena Capital LLC	11
Singer Sewing Company	(9)
Shock Doctor, Inc.	(9)
Indra Holdings Corp.	(15)
ADF Capital, Inc.	(16)
Instituto de Banca y Comercio, Inc.	(23)
New Trident Holdcorp, Inc.	(45)
Other, net	(80)
Total, net	$30

During the year ended December 31, 2017, we also recognized net unrealized losses on foreign currency and other transactions of $7 million.

The changes in net unrealized appreciation and depreciation on investments during the year ended December 31, 2016 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Senior Secured Loan Fund LLC	$26
UL Holding Co., LLC	20
Community Education Centers, Inc.	19
ADF Capital, Inc.	(9)
10th Street, LLC	(9)
Indra Holdings Corp.	(11)
CCS Intermediate Holdings, LLC	(22)
Instituto de Banca y Comercio, Inc.	(52)
Infilaw Holdings, LLC	(127)
Other, net	27
Total, net	$(138)

During the year ended December 31, 2016, we also recognized net unrealized losses on foreign currency transactions of $5 million.

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

As of December 31, 2018, we had $296 million in cash and cash equivalents and $5.3 billion in total aggregate principal amount of debt outstanding ($5.2 billion at carrying value). Subject to leverage, borrowing base and other restrictions, we had approximately $1.6 billion available for additional borrowings under the Facilities as of December 31, 2018.

We may from time to time seek to retire or repurchase our common stock through cash purchases, as well as retire, cancel or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. Such purchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. The amounts involved may be material. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the Investment Company Act, we are currently allowed to borrow amounts such that our asset coverage, calculated pursuant to the Investment Company Act, is at least 200% after such borrowings. On June 21, 2018, our board of directors, including a “required majority” (as such term is defined in Section 57(o) of the Investment Company Act) of our board of directors, approved the application of the modified asset coverage requirement set forth in Section 61(a)(2) of the Investment Company Act, as amended by the Small Business Credit Availability Act. As a result, effective on June 21, 2019 (unless we receive earlier stockholder approval), our asset coverage requirement applicable to senior securities will be reduced from 200% to 150% (i.e., the revised regulatory leverage limitation permits BDCs to double the amount of borrowings, such that we would be able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). As of December 31, 2018, the aggregate principal amount outstanding of the senior securities issued by us was $5.3 billion. As of December 31, 2018, our asset coverage was 236%.

Equity Capital Activities

As of December 31, 2018 and 2017, our total equity market capitalization was $6.6 billion and $6.7 billion, respectively. On the Acquisition Date, in connection with the American Capital Acquisition, we issued 112 million shares valued at approximately $16.42 per share. There were no other issuances of our equity securities during the years ended December 31, 2018, 2017 and 2016.

We are authorized under our stock repurchase program to purchase up to $300 million (as of December 31, 2018) in the aggregate of our outstanding common stock in the open market at certain thresholds below our net asset value per share, in accordance with the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The program does not require us to repurchase any specific number of shares, and we cannot assure stockholders that any shares will be repurchased under the program. The expiration date of the stock repurchase program is February 28, 2019. The program may be suspended, extended, modified or discontinued at any time.

As of December 31, 2018, we had repurchased a total of 0.5 million shares of our common stock in the open market under the stock repurchase program since its inception in September 2015, at an average price of $13.92 per share, including commissions paid, leaving approximately $293 million available for additional repurchases under the program. During the year ended December 31, 2018, we did not repurchase any shares of our common stock under the stock repurchase program.

See “Recent Developments,” as well as Note 18 to our consolidated financial statements for the year ended December 31, 2018 for a subsequent event relating to our stock repurchase program.

Debt Capital Activities

Our debt obligations consisted of the following as of December 31, 2018 and 2017:

	As of December 31,
	2018					2017
(in millions)	Total Aggregate Principal Amount Available/ Outstanding(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Available/ Outstanding(1)	Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$2,133	(2)	$1,064	$1,064		$2,108	$395	$395
Revolving Funding Facility	1,000		520	520		1,000	600	600
SMBC Funding Facility	400		245	245		400	60	60
SBA Debentures	—		—	—		50	—	—
2018 Convertible Notes	—		—	—		270	270	270	(3)
2019 Convertible Notes	300		300	300	(3)	300	300	298	(3)
2022 Convertible Notes	388		388	372	(3)	388	388	368	(3)
2018 Notes	—		—	—		750	750	748	(4)
2020 Notes	600		600	598	(5)	600	600	597	(5)
2022 Notes	600		600	595	(6)	600	600	593	(6)
2023 Notes	750		750	744	(7)	750	750	743	(7)
2025 Notes	600		600	593	(8)	—	—	—
2047 Notes	230		230	183	(9)	230	230	182	(9)
Total	$7,001		$5,297	$5,214		$7,446	$4,943	$4,854
________________________________________

(1)	Subject to borrowing base, leverage and other restrictions. Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.

(2)	Provides for a feature that allows us, under certain circumstances, to increase the size of the Revolving Credit Facility (as defined below) to a maximum of $3.1 billion.

(3)
Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes (as defined below). As of December 31, 2018, the total unamortized debt issuance costs and the unaccreted discount for the 2019 Convertible Notes and the 2022 Convertible Notes (each as defined below) were $0 million and $16 million, respectively. As of December 31, 2017, the total unamortized debt issuance costs and the unaccreted discount for the 2018 Convertible Notes, the 2019 Convertible Notes and the 2022 Convertible Notes were $0 million, $2 million and $20 million, respectively.

(4)
Represents the aggregate principal amount outstanding of the 2018 Notes (as defined below) less unamortized debt issuance costs and plus the net unamortized premium that was recorded upon the issuances of the 2018 Notes. As of December 31, 2017, the total unamortized debt issuance costs less the net unamortized premium was $2 million.

(5)
Represents the aggregate principal amount outstanding of the 2020 Notes (as defined below) less unamortized debt issuance costs and the net unaccreted discount recorded upon the issuances of the 2020 Notes. As of December 31, 2018 and 2017, the total unamortized debt issuance costs and the net unaccreted discount was $2 million and $3 million, respectively.

(6)
Represents the aggregate principal amount outstanding of the 2022 Notes (as defined below), less unamortized debt issuance costs and the net unaccreted discount recorded upon the issuances of the 2022 Notes. As of December 31, 2018 and 2017, the total unamortized debt issuance costs and the net unaccreted discount were $5 million and $7 million, respectively.

(7)
Represents the aggregate principal amount outstanding of the 2023 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2023 Notes. As of December 31, 2018 and 2017, the total unamortized debt issuance costs and the unaccreted discount was $6 million and $7 million, respectively.

(8)
Represents the aggregate principal amount outstanding of the 2025 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2025 Notes. As of December 31, 2018, the total unamortized debt issuance costs and the unaccreted discount was $7 million.

(9)
Represents the aggregate principal amount outstanding of the 2047 Notes (as defined below) less the unaccreted purchased discount recorded as a part of the acquisition of Allied Capital in April 2010 (“the Allied Acquisition”). As of December 31, 2018 and 2017, the total unaccreted purchased discount was $47 million and $48 million, respectively. The carrying value represents the outstanding principal amount of the 2047 Notes less the unaccreted purchased discount recorded as a part of the Allied Acquisition.

     The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all our debt outstanding as of December 31, 2018 were 4.1% and 4.8 years, respectively, and as of December 31, 2017 were 4.1% and 4.3 years, respectively.

The ratio of total principal amount of debt outstanding to stockholders’ equity as of December 31, 2018 was 0.73:1.00 compared to 0.70:1.00 as of December 31, 2017.

Revolving Credit Facility

We are party to a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), that allows us to borrow up to $2.1 billion at any one time outstanding. The Revolving Credit Facility consists of a $414 million term loan tranche with a stated maturity date of March 30, 2023 and a $1.7 billion revolving tranche. For $1.6 billion of the revolving tranche, the end of the revolving period and the stated maturity date are March 30, 2022 and March 30, 2023, respectively. For $50 million of the revolving tranche, the end of the revolving period and the stated maturity date are January 4, 2021 and January 4, 2022, respectively. For the remaining $45 million of the revolving tranche, the end of the revolving period and the stated maturity date are May 4, 2019 and May 4, 2020, respectively. The Revolving Credit Facility also provides for a feature that allows us, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of $3.1 billion. The interest rate charged on the Revolving Credit Facility is based on an applicable spread of either 1.75% or 1.875% over LIBOR or 0.75% or 0.875% over an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility), in each case, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of December 31, 2018, the interest rate in effect was LIBOR plus 1.75%. We are also required to pay a letter of credit fee of either 2.00% or 2.125% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. Additionally, we are required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. As of December 31, 2018, there was $1.1 billion outstanding under the Revolving Credit Facility and we were in compliance in all material respects with the terms of the Revolving Credit Facility.

Revolving Funding Facility

Our consolidated subsidiary, Ares Capital CP Funding LLC (“Ares Capital CP”) is party to a revolving funding facility (as amended, the “Revolving Funding Facility”), that allows Ares Capital CP to borrow up to $1.0 billion at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility are January 3, 2022 and January 3, 2024, respectively. The interest rate charged on the Revolving Funding Facility is based on LIBOR plus 2.00% per annum or a “base rate” (as defined in the agreements governing the Revolving Funding Facility) plus 1.00% per annum. Ares Capital CP is also required to pay a commitment fee of between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility. As of December 31, 2018, there was $520 million outstanding under the Revolving Funding Facility and we and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

SMBC Funding Facility

Our consolidated subsidiary, Ares Capital JB Funding LLC (“ACJB”), is party to a revolving funding facility (as amended, the “SMBC Funding Facility”), that allows ACJB to borrow up to $400 million at any one time outstanding. The SMBC Funding Facility is secured by all of the assets held by ACJB. The end of the reinvestment period and the stated maturity date for the SMBC Funding Facility are September 14, 2019 and September 14, 2024, respectively. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement. The interest rate charged on the SMBC Funding Facility is based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over a “base rate” (as defined in the agreements governing the SMBC Funding Facility), in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. As of December 31, 2018, the interest rate in effect was LIBOR plus 1.75%. Additionally, ACJB is required to pay a commitment fee of between 0.35% and 0.875% per annum depending on the size of the unused portion of the SMBC Funding Facility. As of December 31, 2018, there was $245 million outstanding under the SMBC Funding Facility and we and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

Convertible Unsecured Notes

We have issued $300 million in aggregate principal amount of unsecured convertible notes that mature on January 15, 2019 (the “2019 Convertible Notes”) and $388 million in aggregate principal amount of unsecured convertible notes that mature on February 1, 2022 (the “2022 Convertible Notes” and together with the 2019 Convertible Notes, the “Convertible Unsecured Notes”). The Convertible Unsecured Notes mature upon their respective maturity dates unless previously converted or repurchased in accordance with their terms. We do not have the right to redeem the Convertible Unsecured Notes prior to maturity. The 2019 Convertible Notes and the 2022 Convertible Notes bear interest at a rate of 4.375% and 3.75%, respectively, per year, payable semi-annually.

Certain key terms related to the convertible features for each of the Convertible Unsecured Notes as of December 31, 2018 are listed below.

	2019 Convertible Notes	2022 Convertible Notes
Conversion premium	15.0%	15.0%
Closing stock price at issuance	$17.53	$16.86
Closing stock price date	July 15, 2013	January 23, 2017
Conversion price(1)	$19.96	$19.37
Conversion rate (shares per one thousand dollar principal amount)(1)	50.0897	51.6380
Conversion dates	July 15, 2018	August 1, 2021
________________________________________

(1)	Represents conversion price and conversion rate, as applicable, as of December 31, 2018, taking into account certain de minimis adjustments that will be made on the conversion date.

In certain circumstances, assuming the respective conversion dates above have not already passed, the Convertible Unsecured Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at their respective conversion rates (listed below as of December 31, 2018) subject to customary anti-dilution adjustments and the requirements of their respective indenture (the “Convertible Unsecured Notes Indentures”). To the extent the 2019 Convertible Notes are converted, we have elected to settle with a combination of cash and shares of our common stock. Prior to the close of business on the business day immediately preceding their respective conversion date (listed above), holders may convert their Convertible Unsecured Notes only under certain circumstances set forth in the respective Convertible Unsecured Notes Indenture. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Unsecured Notes at any time. In addition, if we engage in certain corporate events as described in their respective Convertible Unsecured Notes Indenture, holders of the Convertible Unsecured Notes may require us to repurchase for cash all or part of the Convertible Unsecured Notes at a repurchase price equal to 100% of the principal amount of the Convertible Unsecured Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

In January 2018, we repaid in full the $270 million in aggregate principal amount of unsecured convertible notes due in January 2018 (the “2018 Convertible Notes”) at par upon their maturity. See ‘‘Management’s Discussion and Analysis—Recent Developments,’’ as well as Note 18 for a subsequent event regarding the 2019 Convertible Notes.

Unsecured Notes

2018 Notes

We had issued $750 million in aggregate principal amount of unsecured notes, which bore interest at a rate of 4.875% per year, payable semi-annually, that matured and were fully repaid on November 30, 2018 (the “2018 Notes”).

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

2047 Notes

As part of the Allied Acquisition, we assumed $230 million in aggregate principal amount of unsecured notes which bear interest at a rate of 6.875% and mature on April 15, 2047 (the “2047 Notes” and together with the 2018 Notes, the 2020 Notes, the 2022 Notes, the 2023 Notes and the 2025 Notes, the “Unsecured Notes”). The 2047 Notes require payment of interest quarterly, and all principal is due upon maturity. These notes are redeemable in whole or in part at any time or from time to time at our option, at a par redemption price of $25.00 per security plus accrued and unpaid interest.

As of December 31, 2018, we were in compliance in all material respects with the terms of the Convertible Unsecured Notes Indentures and the indentures governing the Unsecured Notes.

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

See Note 5 to our consolidated financial statements for the year ended December 31, 2018 for more information on our debt obligations.

CONTRACTUAL OBLIGATIONS

A summary of the maturities of our principal amounts of debt and other contractual payment obligations as of December 31, 2018 are as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years		After 5 years
Revolving Credit Facility	$1,064	$—	$17	$1,047	(1)	$—
Revolving Funding Facility	520	—	—	—	(2)	520
SMBC Funding Facility	245	—	—	—		245	(3)
2019 Convertible Notes	300	300	—	—		—
2022 Convertible Notes	388	—	—	388		—
2020 Notes	600	—	600	—		—
2022 Notes	600	—	—	600		—
2023 Notes	750	—	—	750		—
2025 Notes	600	—	—	—		600
2047 Notes	230	—	—	—		230
Operating lease obligations(4)	159	25	48	49		37
	$5,456	$325	$665	$2,834		$1,632
_______________________________________________________________________________

(1)
The Revolving Credit Facility consists of a $414 million term loan tranche with a stated maturity date of March 30, 2023 and a $1,719 million revolving tranche. For $1,624 million of the revolving tranche, the end of the revolving period and the stated maturity date are March 30, 2022 and March 30, 2023, respectively. For $50 million of the revolving tranche, the end of the revolving period and the stated maturity date are January 4, 2021 and January 4, 2022, respectively. For the remaining $45 million of the revolving tranche, the end of the revolving period and the stated maturity date are May 4, 2019 and May 4, 2020, respectively. We are required to repay any outstanding principal amounts under such revolving tranche on a monthly basis equal to 1/12th of the outstanding principal amount at the end of the revolving period.

(2)
As of December 31, 2018, the end of the reinvestment period for the Revolving Funding Facility was January 3, 2022. Subsequent to the end of this reinvestment period and prior to the stated maturity date of January 3, 2024, any principal proceeds from sales and repayments of loan assets held by Ares Capital CP will be used to repay the aggregate principal amount outstanding.

(3)
As of December 31, 2018, the end of the reinvestment period for the SMBC Funding Facility was September 14, 2019. Subsequent to the end of this reinvestment period and prior to the stated maturity date of September 14, 2024, any principal proceeds from sales and repayments of loan assets held by ACJB will be used to repay the aggregate principal amount outstanding.

(4)
We are obligated under a number of operating leases and subleases to pay for office spaces with terms ranging from less than one year to more than 5 years. See Note 7 to our consolidated financial statements for the year ended December 31, 2018 for more information on our lease obligations.

OFF BALANCE SHEET ARRANGEMENTS

We have various commitments to fund investments in our portfolio, as described below.

As of December 31, 2018 and 2017, we had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) our discretion:

	As of December 31,
(in millions)	2018	2017
Total revolving and delayed draw loan commitments	$1,915	$881
Less: drawn commitments	(377)	(201)
Total undrawn commitments	1,538	680
Less: commitments substantially at our discretion	(6)	(11)
Less: unavailable commitments due to borrowing base or other covenant restrictions	—	—
Total net adjusted undrawn revolving and delayed draw loan commitments	$1,532	$669

Included within the total revolving and delayed draw loan commitments as of December 31, 2018 and 2017 were delayed draw loan commitments totaling $627 million and $251 million, respectively. Our commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels).

Also included within the total revolving and delayed draw loan commitments as of December 31, 2018 were commitments to issue up to $248 million in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2018, we had $26 million in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For all these letters of credit issued and outstanding, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $23 million expire in 2019 and $3 million expire in 2020. As of December 31, 2018, we recorded a liability of $1 million for certain letters of credit issued and outstanding and none of the other letters of credit issued and outstanding were recorded as a liability on our balance sheet as such other letters of credit are considered in the valuation of the investments in the portfolio company.

We also have commitments to co-invest in the SDLP for our portion of the SDLP’s commitments to fund delayed draw loans to certain portfolio companies of the SDLP. See “Senior Direct Lending Program” above and Note 4 to our consolidated financial statements for the year ended December 31, 2018 for more information.

As of December 31, 2018 and 2017, we were party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

	As of December 31,
(in millions)	2018	2017
Total private equity commitments	$114	$111
Less: funded private equity commitments	(73)	(62)
Total unfunded private equity commitments	41	49
Less: private equity commitments substantially our discretion	(41)	(48)
Total net adjusted unfunded private equity commitments	$—	$1

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

RECENT DEVELOPMENTS

In January 2019, we repaid in full the $300 million in aggregate principal amount of the 2019 Convertible Notes upon their maturity. The 2019 Convertible Notes bore interest at a rate of 4.375% per year, payable semi-annually.

In February 2019, our board of directors authorized an amendment to our stock repurchase program to (a) increase the total authorization under the program from $300 million to $500 million and (b) extend the expiration date of the program from February 28, 2019 to February 28, 2020. Under the stock repurchase program, we may repurchase up to $500 million in the aggregate of our outstanding common stock in the open market at a price per share that meets certain thresholds below our net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors.

From January 1, 2019 through February 7, 2019, we made new investment commitments of approximately $623 million, of which $577 million were funded. Of these new commitments, 45% were in first lien senior secured loans, 40% were in second lien senior secured loans, 13% were in the subordinated certificates of the SDLP and 2% were in preferred equity securities. Of the approximately $623 million of new investment commitments, 98% were floating rate and 2% fixed rate. The weighted average yield of debt and other income producing securities funded during the period at amortized cost was 10.0%. We may seek to sell all or a portion of these new investment commitments, although there can be no assurance that we will be able to do so.

From January 1, 2019 through February 7, 2019, we exited approximately $469 million of investment commitments. Of the total investment commitments exited, 74% were first lien senior secured loans and 26% were second lien senior secured loans. Of the approximately $469 million of exited investment commitments, 100% were floating rate. The weighted average yield of debt and other income producing securities exited or repaid during the period at amortized cost was 9.0% and the weighted average yield on total investments exited or repaid during the period at amortized cost was 9.0%. On the approximately $469 million of investment commitments exited from January 1, 2019 through February 7, 2019, we recognized total net realized gains of approximately $2 million.

In addition, as of February 7, 2019, we had an investment backlog and pipeline of approximately $1,435 million and $150 million, respectively. Investment backlog includes transactions approved by our investment adviser’s investment committee and/or for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore we believe are likely to close. Investment pipeline includes transactions where due diligence and analysis are in process, but no formal mandate, letter of intent or signed commitment have been issued. The consummation of any of the investments in this backlog and pipeline depends upon, among other things, one or more of the following: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. In addition, we may sell all or a portion of these investments and certain of these investments may result in the repayment of existing investments. We cannot assure you that we will make any of these investments or that we will sell all or any portion of these investments.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in connection with our risk factors as disclosed in “Item 1A. Risk Factors.” See Note 2 to our consolidated financial statements for the year ended December 31, 2018 for more information on our critical accounting policies.

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

Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, we look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available (i.e., substantially all of our investments) are valued at fair value as determined in good faith by our board of directors, based on, among other things, the input of our investment adviser, audit committee and independent third‑party valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12‑month period (with certain de minimis exceptions) and under a valuation policy and a consistently applied valuation process. The valuation process is conducted at the end of each fiscal quarter, and a portion of our investment portfolio at fair value is subject to review by an independent valuation firm each quarter. In addition, our independent registered public accounting firm obtains an understanding of, and performs select procedures relating to, our investment valuation process within the context of performing the integrated audit.

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

Our board of directors undertakes a multi‑step valuation process each quarter, as described below:

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

•
The audit committee of our board of directors reviews these valuations, as well as the input of third parties, including independent third‑party valuation firms who have reviewed a portion of the investments in our portfolio at fair value.

•
Our board of directors discusses valuations and ultimately determines the fair value of each investment in our portfolio without a readily available market quotation in good faith based on, among other things, the input of our investment adviser, audit committee and, where applicable, independent third‑party valuation firms.

Fair Value of Financial Instruments

We follow ASC 825-10, which provides companies the option to report selected financial assets and liabilities at fair value. ASC 825-10 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. We have not elected the ASC 825-10 option to report selected financial assets and liabilities at fair value. With the exception of the line items entitled “other assets” and “debt,” which are reported at amortized cost, all assets and liabilities approximate fair value on the balance sheet. The carrying value of the lines titled “interest receivable,” “receivable for open trades,” “payable for open trades,” “accounts payable and other liabilities,” “base management fees payable,” “income based fees payable,” “capital gains incentive fees payable” and “interest and facility fees payable” approximate fair value due to their short maturity.

We also follow ASC 820-10, which expands the application of fair value accounting. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure of fair value measurements. ASC 820-10 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires us to assume that the portfolio investment is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820-10, we have considered its principal market as the market in which we exit our portfolio investments with the greatest volume and level of activity. ASC 820-10 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820-10, these inputs are summarized in the three broad levels listed below:

•	Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.

•	Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

In addition to using the above inputs in investment valuations, we continue to employ the net asset valuation policy approved by our board of directors that is consistent with ASC 820-10. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. Our valuation policy considers the fact that because there is not a readily available market value for most of the investments in the our portfolio, the fair value of the investments must typically be determined using unobservable inputs.

Our portfolio investments (other than as described below in the following paragraph) are typically valued using two different valuation techniques. The first valuation technique is an analysis of the enterprise value (“EV”) of the portfolio company. Enterprise value means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The primary method for determining EV uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s EBITDA (generally defined as net income before net interest expense, income tax expense, depreciation and amortization). EBITDA multiples are typically determined based upon review of market comparable transactions and publicly traded comparable companies, if any. We may also employ other valuation multiples to determine EV, such as revenues or, in the case of certain portfolio companies in the power generation industry, kilowatt capacity. The second method for determining EV uses a discounted cash flow analysis whereby future expected cash flows of the portfolio company are discounted to determine a present value using estimated discount rates (typically a weighted average cost of capital based on costs of debt and equity consistent with current market conditions). The EV analysis is performed to determine the value of equity investments, the value of debt investments in portfolio companies where we have control or could gain control through an option or warrant security, and to determine if there is credit impairment for debt investments. If debt investments are credit impaired, an EV analysis may be used to value such debt investments; however, in addition to the methods outlined above, other methods such as a liquidation or wind-down analysis may be utilized to estimate enterprise value. The second valuation technique is a yield analysis, which is typically performed for non-credit impaired debt investments in portfolio companies where the we do not own a controlling equity position. To determine fair value using a yield analysis, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk. In the yield analysis, we consider the current contractual interest rate, the maturity and other terms of the investment relative to the risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the enterprise value of the portfolio company. As debt investments held by us are substantially illiquid with no active transaction market, we depend on primary market data, including newly funded transactions, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.

For other portfolio investments such as investments in the SDLP Certificates, discounted cash flow analysis is the primary technique utilized to determine fair value. Expected future cash flows associated with the investment are discounted to determine a present value using a discount rate that reflects estimated market return requirements.

See Note 8 to our consolidated financial statements for the year ended December 31, 2018 for more information on our valuation process.

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

As of December 31, 2018, 85% of the investments at fair value in our portfolio bore interest at variable rates, 4% bore interest at fixed rates, 10% were non-interest earning and 1% were on non-accrual status. Additionally, for the variable rate investments, 100% of these investments contained interest rate floors (representing 85% of total investments at fair value). Also, as of December 31, 2018, all the loans made through the SDLP contained interest rate floors. The Facilities all bear interest at variable rates with no interest rate floors, while the Unsecured Notes and the Convertible Unsecured Notes bear interest at fixed rates.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

In December 2017, in connection with $395 million of the term loan tranche of our Revolving Credit Facility, we entered into a three-year interest rate swap agreement for a total notional amount of $395 million. Under the interest rate swap agreement, we will pay a fixed interest rate of 2.06% and receive a floating rate based on the prevailing one-month LIBOR. See Note 5 to our consolidated financial statements for the year ended December 31, 2018 for more information on the Revolving Credit Facility and see Note 6 to our consolidated financial statements for the year ended December 31, 2018 for more information on the interest rate swap.

The below sensitivity analyses do not include our collateralized loan obligation (“CLO”) equity investments. CLO equity investments are levered structures that are collateralized primarily with first lien floating rate loans that may have LIBOR floors and are levered primarily with floating rate debt that does not have a LIBOR floor. The residual cash flows available to the equity holders of the CLOs will decline as interest rates increase until interest rates surpass the LIBOR floors on the floating rate loans. However, the revenue recognized on our CLO equity investments is calculated using the effective interest method which incorporates a forward LIBOR curve in the projected cash flows. Any change to interest rates that is not in-line with the forward LIBOR curve used in the projections, in either the timing or magnitude of the change, will cause actual distributions to differ from the current projections and will impact the related revenue recognized from these investments.

Based on our December 31, 2018, balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure and reflecting the effect of our interest rate swap agreement discussed in the paragraph above:

(in millions) Basis Point Change	Interest Income	Interest Expense(1)	Net Income(2)
Up 300 basis points	$316	$43	$273
Up 200 basis points	$214	$29	$185
Up 100 basis points	$107	$14	$93
Down 100 basis points	$(107)	$(14)	$(93)
Down 200 basis points	$(188)	$(29)	$(159)
Down 300 basis points	$(173)	$(36)	$(137)
________________________________________

(1)	Includes the impact of the interest rate swap (discussed above) as a result of changes in interest rates.

(2)	Excludes the impact of income based fees. See Note 3 to our consolidated financial statements for the year ended December 31, 2018 for more information on the income based fees.

Based on our December 31, 2017, balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest Income	Interest Expense (1)	Net Income(2)
Up 300 basis points	$289	$20	$269
Up 200 basis points	$192	$13	$179
Up 100 basis points	$96	$7	$89
Down 100 basis points	$(44)	$(7)	$(37)
Down 200 basis points	$(37)	$(10)	$(27)
Down 300 basis points	$(38)	$(10)	$(28)
_______________________________________________________________________________

(1)    Includes the impact of the interest rate swap (discussed above) as a result of changes in interest rates.

(2)	Excludes the impact of income based fees. See Note 3 to our consolidated financial statements for the year ended December 31, 2018 for more information on the income based fees.

Item 8.    Financial Statements and Supplementary Data

See the Index to Consolidated Financial Statements.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.    We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of December 31, 2018, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

(b)    Management’s Report on Internal Control over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our consolidated financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a material misstatement of our consolidated financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2018. The Company's independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of the Company's internal control over financial reporting.

(c)    Attestation Report of the Registered Public Accounting Firm.    Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting which is set forth under the heading “Report of Independent Registered Public Accounting Firm” on page F-2.

(d)    Changes in Internal Control over Financial Reporting.    There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

On and effective as of February 7, 2019, our board of directors adopted our Third Amended and Restated Bylaws (the “Amended Bylaws”), which, among other things, (i) changed the voting standard for the election of directors from a majority of shares outstanding to a majority of votes cast; provided, that if the number of nominees for director exceeds the number of directors to be elected, directors will be elected by a plurality of votes cast, and (ii) added an exclusive forum provision for certain litigation and requirements for additional information to be set forth in or accompany a stockholder's notice proposing a nominee for director.

               The preceding summary of the changes effected by the adoption of the Amended Bylaws is qualified in its entirety by reference to a copy of the Amended Bylaws filed as Exhibit 3.2 to this annual report on Form 10-K and incorporated by reference herein.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2019 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2019 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2019 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2019 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2019 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

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

3.	Exhibits.

Number	Document
3.1	Articles of Amendment and Restatement, as amended(1)
3.2	Third Amended and Restated Bylaws, as amended*
4.1	Form of Stock Certificate(2)
4.2	Form of Subscription Certificate(3)
4.3	Indenture, dated June 16, 2006, between Allied Capital Corporation and The Bank of New York, as trustee(4)
4.4	Form of Note under the Indenture, dated June 16, 2006, between Allied Capital Corporation and The Bank of New York, as trustee(5)
4.5	Third Supplemental Indenture, dated as of March 28, 2007, between Allied Capital Corporation and The Bank of New York, as trustee(5)
4.6	Form of 6.875% Notes due 2047(5)
4.7	Fourth Supplemental Indenture, dated as of April 1, 2010, among Ares Capital Corporation, Allied Capital Corporation and The Bank of New York Mellon, as trustee(6)
4.8	Indenture, dated as of October 21, 2010, between Ares Capital Corporation and U.S. Bank National Association, as trustee(7)
4.9	Fourth Supplemental Indenture, dated as of November 19, 2013, relating to the 4.875% Senior Notes due 2018, between Ares Capital Corporation and U.S. Bank National Association, as trustee(8)
4.10	Form of 4.875% Senior Notes due 2018(8)
4.11	Fifth Supplemental Indenture, dated as of November 21, 2014, relating to the 3.875% Notes due 2020, between Ares Capital Corporation and U.S. Bank National Association, as trustee(9)
4.12	Form of 3.875% Notes due 2020(9)
4.13	Sixth Supplemental Indenture, dated as of September 19, 2016, relating to the 3.625% Notes due 2022, between Ares Capital Corporation and U.S. Bank National Association, as trustee(10)
4.14	Form of 3.625% Notes due 2022(10)
4.15	Seventh Supplemental Indenture, dated as of August 10, 2017, relating to the 3.500% Notes due 2023, between Ares Capital Corporation and U.S. Bank National Association, as trustee(11)
4.16	Form of 3.500% Notes due 2023(11)
4.17	Eighth Supplemental Indenture, dated as of January 11, 2018, relating to the 4.250% Notes due 2025, between Ares Capital Corporation and U.S. Bank National Association, as trustee(12)
4.18	Form of 4.250% Notes due 2025(12)
4.19	Indenture, dated as of October 10, 2012, between Ares Capital Corporation and U.S. Bank National Association, as trustee(13)
4.20	Form of 4.75% Convertible Senior Notes due 2018(13)
4.21	Indenture, dated as of July 19, 2013, between Ares Capital Corporation and U.S. Bank National Association, as trustee(14)
4.22	Form of 4.375% Convertible Senior Notes due 2019(14)
4.23	Indenture, dated as of January 27, 2017, between Ares Capital Corporation and U.S. Bank National Association, as trustee(15)
4.24	Form of 3.75% Convertible Senior Notes due 2022(15)

Number	Document
10.1	Dividend Reinvestment Plan of Ares Capital Corporation*
10.2	Restated Investment Advisory and Management Agreement, dated as of June 6, 2011, between Ares Capital Corporation and Ares Capital Management LLC(16)
10.3	Transaction Support and Fee Waiver Agreement, dated as of May 23, 2016, between Ares Capital Corporation and Ares Capital Management LLC(17)
10.4	Amended and Restated Administration Agreement, dated as of June 1, 2007, between Ares Capital Corporation and Ares Operations LLC(18)
10.5	Amended and Restated Custodian Agreement, dated as of May 15, 2009, between Ares Capital Corporation and U.S. Bank National Association(19)
10.6	Amendment No. 1, dated as of December 19, 2014, to the Amended and Restated Custodian Agreement dated as of May 15, 2009, by and among Ares Capital Corporation and U.S. Bank National Association(20)
10.7	Trademark License Agreement between Ares Capital Corporation and Ares Management LLC(21)
10.8	Form of Indemnification Agreement between Ares Capital Corporation and directors and certain officers(22)
10.9	Form of Indemnification Agreement between Ares Capital Corporation and members of Ares Capital Management LLC investment committee(22)
10.10	Amended and Restated Purchase and Sale Agreement, dated as of January 22, 2010, among Ares Capital Corporation, as seller, and Ares Capital CP Funding Holdings LLC, as purchaser(23)
10.11	Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated as of June 7, 2012, among Ares Capital Corporation, as seller, and Ares Capital CP Funding Holdings LLC, as purchaser(24)
10.12	Second Tier Purchase and Sale Agreement, dated as of January 22, 2010, among Ares Capital CP Funding Holdings LLC, as seller, and Ares Capital CP Funding LLC, as purchaser(23)
10.13	Amendment No. 1 to Second Tier Purchase and Sale Agreement, dated as of June 7, 2012, among Ares Capital CP Funding Holdings LLC, as seller, and Ares Capital CP Funding LLC, as purchaser(24)
10.14
Amended and Restated Sale and Servicing Agreement, dated as of January 22, 2010, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer, Wachovia Bank, National Association, as note purchaser, U.S. Bank National Association, as trustee and collateral custodian, and Wells Fargo Securities, LLC, as agent(23)

10.15
Amendment No. 1 to the Amended and Restated Sale and Servicing Agreement, dated as of May 6, 2010, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer, Wells Fargo Bank, National Association, as successor by merger to Wachovia Bank as note purchaser, U.S. Bank, National Association, as trustee and collateral custodian, and Wells Fargo Securities LLC, as agent(25)

10.16
Amendment No. 2 to the Amended and Restated Sale and Servicing Agreement, dated as of January 18, 2011, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer, Wells Fargo Bank, National Association, as successor by merger to Wachovia Bank as note purchaser, U.S. Bank National Association, as trustee and collateral custodian, and Wells Fargo Securities, LLC, as agent(26)

10.17
Amendment No. 3 to the Amended and Restated Sale and Servicing Agreement, dated as of October 13, 2011, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and as transferor, Wells Fargo Bank, National Association (as successor by merger to Wachovia Bank, National Association), as note purchaser, U.S. Bank National Association, as trustee, collateral custodian and bank and Wells Fargo Securities, LLC, as agent(27)

10.18
Amendment No. 4 to the Amended and Restated Sale and Servicing Agreement, dated as of January 18, 2012, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Wells Fargo Bank, National Association (as successor by merger to Wachovia Bank, National Association), as note purchaser, Wells Fargo Securities, LLC, as agent, and U.S. Bank National Association, as collateral custodian, trustee and bank(28)

10.19
Amendment No. 5 to the Amended and Restated Sale and Servicing Agreement, dated as of June 7, 2012, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Wells Fargo Bank, National Association (as successor by merger to Wachovia Bank, National Association), as note purchaser, Wells Fargo Securities, LLC, as agent, and U.S. Bank National Association, as collateral custodian, trustee and bank(24)

10.20
Amendment No. 6 to Loan and Servicing Agreement, dated as of January 25, 2013, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Wells Fargo Securities, LLC, as agent, Wells Fargo Bank, National Association, as swingline lender, and the other lenders party thereto (29)

10.21
Omnibus Amendment, dated as of May 14, 2014, among Ares Capital CP Funding LLC, Ares Capital CP Funding Holdings LLC, Ares Capital Corporation, Wells Fargo Bank, National Association, as swingline lender and as a lender, Wells Fargo Securities, LLC, as agent, and U.S. Bank National Association, as trustee, bank and collateral custodian (amending the Loan and Servicing Agreement, dated as of January 22, 2010, the Amended and Restated Purchase and Sale Agreement, dated as of January 22, 2010, and the Second Tier Purchase and Sale Agreement, dated as of January 22, 2010)(30)

Number	Document
10.22
Amendment No. 8 to the Loan and Servicing Agreement, dated as of January 3, 2017, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Wells Fargo Securities, LLC, as agent, and Wells Fargo Bank, National Association, as swingline lender, and the other lenders party thereto(31)

10.23
Amendment No. 10 to Loan and Servicing Agreement, dated as of October 2, 2018, among Ares Capital CP Funding LLC, Ares Capital Corporation, Wells Fargo Bank National Association, as the agent and Wells Fargo Bank, National Association, as a lender and Bank of America, N.A.(32)

10.24
Amendment No. 11 to Loan and Servicing Agreement, dated as of December 14, 2018, among Ares Capital CP Funding LLC, Ares Capital Corporation, Wells Fargo Bank National Association, as the agent and Wells Fargo Bank, National Association, as a lender and Bank of America, N.A.(33)

10.25
Ninth Amended and Restated Senior Secured Revolving Credit Agreement, dated as of October 2, 2018, among Ares Capital Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent(32)

10.26
Loan and Servicing Agreement, dated as of January 20, 2012, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, collateral agent and lender, and U.S. Bank National Association, as collateral custodian and bank(34)

10.27	Purchase and Sale Agreement, dated as of January 20, 2012, between Ares Capital JB Funding LLC, as purchaser, and Ares Capital Corporation, as seller(34)
10.28
Omnibus Amendment No. 1, dated as of September 14, 2012, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012, and the Purchase and Sale Agreement, dated as of January 20, 2012)(35)

10.29
Omnibus Amendment No. 2, dated as of December 20, 2013, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012, and the Purchase and Sale Agreement, dated as of January 20, 2012)(36)

10.30
Omnibus Amendment No. 3, dated as of June 30, 2015, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012, and the Purchase and Sale Agreement, dated as of January 20, 2012)(37)

10.31
Omnibus Amendment No. 4, dated as of August 24, 2017, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012)(38)

10.32
Omnibus Amendment No. 5, dated as of September 12, 2018, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012)(39)

10.33	Form of Underwriting Agreement for Equity Securities(40)
10.34	Form of Underwriting Agreement for Debt Securities(40)
10.35	Form of Equity Distribution Agreement(40)
11.1	Statement of Computation of Per Share Earnings(41)
14.1	Code of Ethics(42)
21.1	Subsidiaries of Ares Capital Corporation*
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
________________________________________

*	Filed herewith
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K (File No. 814-00663), for the year ended December 31, 2016, filed on February 22, 2017.

(2)
Incorporated by reference to Exhibit (d) to the Company’s pre‑effective Amendment No. 2 to the Registration Statement under the Securities Act of 1933, as amended, on Form N‑2 (File No. 333‑114656), filed on September 28, 2004.

(3)
Incorporated by reference to Exhibit (d)(4) to the Company’s pre effective Amendment No. 2 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-149139), filed on April 9, 2008.

(4)	Incorporated by reference to Exhibit d.2 to Allied Capital’s Registration Statement under the Securities Act of 1933, as amended, on Form N‑2/A (File No. 333‑133755), filed on June 21, 2006.
(5)
Incorporated by reference to Exhibits d.8 and d.9, as applicable, to Allied Capital’s post‑effective Amendment No. 3 to the Registration Statement under the Securities Act of 1933, as amended, on Form N‑2/A (File No. 333‑133755), filed on March 28, 2007.

(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on April 7, 2010.
(7)	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on October 22, 2010.
(8)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8‑K (File No. 814‑00663), filed on November 19, 2013.
(9)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8‑K (File No. 814‑00663), filed on November 21, 2014.
(10)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on September 19, 2016.
(11)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Registrant’s Form 8-K (File No. 814-00663), filed on August 10, 2017.
(12)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Registrant’s Form 8-K (File No. 814-00663), filed on January 11, 2018.
(13)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8‑K (File No. 814‑00663), filed on October 10, 2012.
(14)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8‑K (File No. 814‑00663), filed on July 19, 2013.
(15)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8‑K (File No. 814‑00663), filed on January 27, 2017.
(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on June 8, 2011.
(17)	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K (File No. 814-00663), filed May 26, 2016.
(18)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10‑Q (File No. 814‑00663) for the quarter ended June 30, 2007, filed on August 9, 2007.
(19)
Incorporated by reference to Exhibit (j) to the Company’s pre‑effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N‑2 (File No. 333‑158211), filed on May 28, 2009.

(20)	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10‑K (File No. 814‑00663) for the year ended December 31, 2014, filed on February 26, 2015.
(21)
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

(23)	Incorporated by reference to Exhibits 10.2 through 10.4, as applicable, to the Company’s Form 8‑K (File No. 814‑00663), filed on January 25, 2010.
(24)	Incorporated by reference to Exhibits 10.1 through 10.3, as applicable, to the Company’s Form 8‑K (File No. 814‑0663), filed on June 8, 2012.
(25)	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10‑Q (File No. 814‑00663) for the quarter ended March 30, 2010, filed on May 10, 2010.
(26)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on January 19, 2011.
(27)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on October 14, 2011.
(28)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on January 19, 2012.
(29)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on January 28, 2013.

(30)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on May 15, 2014.
(31)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 4, 2017.
(32)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on October 3, 2018.
(33)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on December 17, 2018.
(34)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on January 24, 2012.
(35)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on September 17, 2012.
(36)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on December 23, 2013.
(37)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on July 1, 2015.
(38)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on August 28, 2017.
(39)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on September 13, 2018.
(40)
Incorporated by reference to Exhibits (h)(1), (h)(2) and (h)(3), as applicable, to the Company’s pre-effective Amendment No. 2 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-212142), filed on July 31, 2017.

(41)	Included in Note 10 to the Company’s Notes to Consolidated Financial Statements filed herewith.
(42)
Incorporated by reference to Exhibit (r) to the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-212142), filed on June 14, 2017.

Item 16.    Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm
To the stockholders and board of directors
Ares Capital Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ares Capital Corporation and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 12, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of investments owned as of December 31, 2018 by correspondence with custodians, portfolio companies or agents. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2004.
Los Angeles, California
February 12, 2019

Report of Independent Registered Public Accounting Firm
The stockholders and board of directors
Ares Capital Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Ares Capital Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company, including the consolidated schedules of investments, as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”), and our report dated February 12, 2019, expressed an unqualified opinion on those consolidated financial statements.
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
February 12, 2019

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions, except per share data)

	As of December 31,
	2018	2017
ASSETS
Investments at fair value
Non-controlled/non-affiliate company investments	$10,478	$10,010
Non-controlled affiliate company investments	292	216
Controlled affiliate company investments	1,647	1,615
Total investments at fair value (amortized cost of $12,754 and $11,905, respectively)	12,417	11,841
Cash and cash equivalents	296	316
Interest receivable	91	93
Receivable for open trades	12	1
Other assets	79	96
Total assets	$12,895	$12,347
LIABILITIES
Debt	$5,214	$4,854
Base management fees payable	45	44
Income based fees payable	36	27
Capital gains incentive fees payable	112	79
Accounts payable and other liabilities	99	181
Interest and facility fees payable	64	64
Payable for open trades	25	—
Total liabilities	5,595	5,249
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share, 600 common shares authorized; 426 and 426 common shares issued and outstanding, respectively	—	—
Capital in excess of par value	7,173	7,192
Accumulated undistributed (overdistributed) earnings	127	(94)
Total stockholders’ equity	7,300	7,098
Total liabilities and stockholders’ equity	$12,895	$12,347
NET ASSETS PER SHARE	$17.12	$16.65

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)

	For the Years Ended December 31,
	2018	2017	2016
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest income from investments (excluding payment-in-kind (“PIK”) interest)	$834	$711	$515
PIK interest income from investments	42	42	34
Capital structuring service fees	130	95	90
Dividend income	35	26	35
Other income	38	19	14
Total investment income from non-controlled/non-affiliate company investments	1,079	893	688
From non-controlled affiliate company investments:
Interest income from investments (excluding PIK interest)	16	13	12
PIK interest income from investments	4	4	4
Capital structuring service fees	—	—	1
Dividend income	4	1	—
Total investment income from non-controlled affiliate company investments	24	18	17
From controlled affiliate company investments:
Interest income from investments (excluding PIK interest)	123	162	238
PIK interest income from investments	22	19	3
Capital structuring service fees	13	10	8
Dividend income	58	49	40
Other income	18	9	18
Total investment income from controlled affiliate company investments	234	249	307
Total investment income	1,337	1,160	1,012
EXPENSES:
Interest and credit facility fees	240	225	186
Base management fees	180	171	137
Income based fees	169	134	123
Capital gains incentive fees	33	41	(5)
Administrative fees	13	12	14
Professional fees and other costs related to the American Capital Acquisition	3	45	15
Other general and administrative	26	32	27
Total expenses	664	660	497
Waiver of income based fees	(40)	(30)	—
Total expenses, net of waiver of income based fees	624	630	497
NET INVESTMENT INCOME BEFORE INCOME TAXES	713	530	515
Income tax expense, including excise tax	19	19	21
NET INVESTMENT INCOME	694	511	494
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS, FOREIGN CURRENCY AND OTHER TRANSACTIONS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	90	(56)	66
Non-controlled affiliate company investments	—	—	14
Controlled affiliate company investments	316	100	30
Foreign currency and other transactions	13	(20)	—
Net realized gains	419	24	110
Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	(85)	(42)	(179)
Non-controlled affiliate company investments	4	(2)	14
Controlled affiliate company investments	(190)	187	40
Foreign currency and other transactions	16	(7)	(5)
Net unrealized gains (losses)	(255)	136	(130)
Net realized and unrealized gains (losses) on investments, foreign currency and other transactions	164	160	(20)
REALIZED LOSSES ON EXTINGUISHMENT OF DEBT	—	(4)	—
NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$858	$667	$474
BASIC AND DILUTED EARNINGS PER COMMON SHARE (see Note 10)	$2.01	$1.57	$1.51
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING (see Note 10)	426	425	314
See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Healthcare Services
Absolute Dental Management LLC and ADM Equity, LLC	Dental services provider	First lien senior secured loan ($19.1 par due 1/2022)		1/5/2016	$19.1	$11.8	(2)(14)
		First lien senior secured loan ($5.1 par due 1/2022)		1/5/2016	5.1	3.1	(4)(14)
		Class A preferred units (4,000,000 units)		1/5/2016	4.0	—	(2)
		Class A common units (4,000,000 units)		1/5/2016	—	—	(2)
					28.2	14.9
Acessa Health Inc. (fka HALT Medical, Inc.)	Medical supply provider	Common stock (569,823 shares)		6/22/2017	0.1	—
ADCS Billings Intermediate Holdings, LLC (19)	Dermatology practice	First lien senior secured revolving loan ($1.3 par due 5/2022)	10.25% (Base Rate + 4.75%/Q)	5/18/2016	1.3	1.2	(2)(15)
ADG, LLC and RC IV GEDC Investor LLC (19)	Dental services provider	First lien senior secured revolving loan ($3.1 par due 9/2022)	7.27% (Libor + 4.75%/M)	9/28/2016	3.1	3.0	(2)(15)
		First lien senior secured revolving loan ($8.1 par due 9/2022)	9.25% (Base Rate + 3.75%/M)	9/28/2016	8.1	7.8	(2)(15)
		Second lien senior secured loan ($87.5 par due 3/2024)	11.88% (Libor + 9.00%/Q)	9/28/2016	87.5	77.0	(2)(15)
		Membership units (3,000,000 units)		9/28/2016	3.0	1.0	(2)
					101.7	88.8
Air Medical Group Holdings, Inc. and Air Medical Buyer Corp.	Emergency air medical services provider	Senior subordinated loan ($182.7 par due 3/2026)	10.38% (Libor + 7.88%/M)	3/14/2018	182.7	182.7	(2)(15)
		Warrant to purchase up to 115,733 units of common stock (expires 3/2028)		3/14/2018	0.9	1.6	(2)
					183.6	184.3
Alcami Corporation and ACM Holdings I, LLC (19)	Outsourced drug development services provider	First lien senior secured revolving loan ($1.8 par due 7/2023)	6.26% (Libor + 3.75%/M)	7/12/2018	1.8	1.8	(2)(15)
		First lien senior secured revolving loan ($1.7 par due 7/2023)	6.21% (Libor + 3.75%/M)	7/12/2018	1.7	1.7	(2)(15)
		First lien senior secured loan ($30.1 par due 7/2025)	6.71% (Libor + 4.25%/M)	7/12/2018	30.0	29.8	(3)(15)
		Second lien senior secured loan ($77.5 par due 7/2026)	10.51% (Libor + 8.00%/M)	7/12/2018	76.8	76.0	(2)(15)
		Common units (3,269,900 units)		7/12/2018	32.7	26.1	(2)
					143.0	135.4
Alteon Health, LLC	Provider of physician management services	First lien senior secured loan ($3.0 par due 9/2022)	9.02% (Libor + 6.50%/M)	5/15/2017	3.0	2.5	(2)(15)
American Academy Holdings, LLC (19)	Provider of education, training, certification, networking, and consulting services to medical coders and other healthcare professionals	First lien senior secured revolving loan ($0.9 par due 12/2022)	9.05% (Libor + 6.25%/Q)	12/15/2017	0.9	0.9	(2)(15)
		First lien senior secured loan ($85.8 par due 12/2022)	9.05% (Libor + 6.25%/Q)	12/15/2017	85.8	85.8	(2)(15)
		First lien senior secured loan ($92.4 par due 12/2022)	9.05% (Libor + 6.25%/Q)	12/15/2017	92.4	92.4	(3)(15)
		Senior subordinated loan ($79.9 par due 6/2023)	16.33% (Libor + 8.00% Cash, 6.00% PIK/Q)	12/15/2017	79.9	79.9	(2)(15)
					259.0	259.0
Bambino CI Inc. (19)	Manufacturer and provider of single-use obstetrics products	First lien senior secured revolving loan ($0.3 par due 12/2023)	7.93% (Libor + 5.50%/M)	10/17/2017	0.3	0.3	(2)(15)
		First lien senior secured loan ($2.5 par due 12/2024)	8.02% (Libor + 5.50%/M)	10/17/2017	2.5	2.5	(2)(15)
		First lien senior secured loan ($30.9 par due 12/2024)	8.02% (Libor + 5.50%/M)	10/17/2017	30.9	30.9	(3)(15)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					33.7	33.7
Care Hospice, Inc (19)	Provider of hospice services	First lien senior secured revolving loan ($0.3 par due 4/2022)	7.22% (Libor + 4.75%/M)	2/8/2018	0.3	0.3	(2)(15)(18)
CCS-CMGC Holdings, Inc. (19)	Correctional facility healthcare operator	First lien senior secured revolving loan ($1.9 par due 10/2023)	8.02% (Libor + 5.50%/M)	10/1/2018	1.9	1.8	(2)(15)(18)
		First lien senior secured loan ($35.0 par due 10/2025)	8.02% (Libor + 5.50%/M)	9/25/2018	34.7	34.8	(3)(15)
					36.6	36.6
Center for Autism and Related Disorders, LLC (19)	Autism treatment and services provider specializing in applied behavior analysis therapy	First lien senior secured revolving loan	—	11/21/2018	—	—	(17)
Comprehensive EyeCare Partners, LLC (19)	Vision care practice management company	First lien senior secured revolving loan ($0.2 par due 2/2024)	9.00% (Base Rate + 3.50%/Q)	2/14/2018	0.2	0.2	(2)(15)
		First lien senior secured loan ($2.4 par due 2/2024)	7.30% (Libor + 4.50%/Q)	2/14/2018	2.4	2.4	(2)(15)
		First lien senior secured loan ($5.4 par due 2/2024)	7.30% (Libor + 4.50%/Q)	2/14/2018	5.4	5.4	(2)(15)
					8.0	8.0
CSHM LLC (7)	Dental services provider	Class A membership units (1,979 units)		1/3/2017	—	—
D4C Dental Brands HoldCo, Inc. and Bambino Group Holdings, LLC (19)	Dental services provider	First lien senior secured revolving loan ($3.3 par due 12/2022)	10.75% (Base Rate + 5.25%/Q)	12/21/2016	3.3	3.3	(2)(15)
		Class A preferred units (1,000,000 units)		12/21/2016	1.0	1.3	(2)
					4.3	4.6
Datix Bidco Limited (8)	Global healthcare software company that provides software solutions for patient safety and risk management	First lien senior secured loan ($5.8 par due 4/2025)	7.28% (Libor + 4.50%/S)	4/27/2018	5.7	5.8	(2)(15)
DCA Investment Holding, LLC (19)	Multi-branded dental practice management	First lien senior secured revolving loan ($0.4 par due 7/2021)	9.75% (Base Rate + 4.25%/Q)	7/2/2015	0.4	0.4	(2)(15)(18)
		First lien senior secured loan ($18.5 par due 7/2021)	8.05% (Libor + 5.25%/Q)	7/2/2015	18.5	18.5	(4)(15)
					18.9	18.9
Emerus Holdings, Inc. (19)	Freestanding 24-hour emergency care micro-hospitals operator	First lien senior secured revolving loan ($3.0 par due 9/2020)	7.31% (Libor + 4.50%/Q)	3/14/2017	3.0	2.9	(2)(15)
		First lien senior secured loan ($3.2 par due 9/2021)	7.31% (Libor + 4.50%/Q)	3/14/2017	2.9	3.1	(2)(15)
					5.9	6.0
GHX Ultimate Parent Corporation, Commerce Parent, Inc. and Commerce Topco, LLC	On-demand supply chain automation solutions provider to the healthcare industry	Second lien senior secured loan ($34.5 par due 6/2025)	10.81% (Libor + 8.00%/Q)	6/30/2017	34.2	34.5	(2)(15)
		Series A preferred stock (110,425 shares)	13.55% PIK (Libor + 10.75%/Q)	6/30/2017	133.5	133.5	(2)(15)
		Class A units (14,013,303 units)		6/30/2017	14.0	16.9	(2)
					181.7	184.9
Greenphire, Inc. and RMCF III CIV XXIX, L.P	Software provider for clinical trial management	Limited partnership interest (99.90% interest)		12/19/2014	1.0	3.0	(2)
Hygiena Borrower LLC (19)	Adenosine triphosphate testing technology provider	First lien senior secured revolving loan	—	8/26/2016	—	—	(17)
		First lien senior secured loan ($9.5 par due 8/2022)	6.80% (Libor + 4.00%/Q)	6/29/2018	9.5	9.4	(2)(15)
		Second lien senior secured loan ($11.1 par due 8/2023)	10.55% (Libor + 7.75%/Q)	6/29/2018	11.1	11.0	(2)(15)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Second lien senior secured loan ($0.6 par due 8/2023)	10.55% (Libor + 7.75%/Q)	6/29/2018	0.6	0.6	(2)(15)
		Second lien senior secured loan ($10.0 par due 8/2023)	10.55% (Libor + 7.75%/Q)	8/26/2016	10.0	9.9	(2)(15)
		Second lien senior secured loan ($10.7 par due 8/2023)	10.55% (Libor + 7.75%/Q)	2/27/2017	10.7	10.6	(2)(15)
					41.9	41.5
JDC Healthcare Management, LLC (19)	Dental services provider	First lien senior secured revolving loan ($0.8 par due 4/2022)	12.25% (Base Rate + 6.75%/Q)	4/10/2017	0.8	0.8	(2)(15)
		First lien senior secured loan ($4.1 par due 4/2023)	10.01% (Libor + 7.75%/A)	4/10/2017	4.1	4.1	(2)(15)
		First lien senior secured loan ($9.9 par due 4/2023)	10.27% (Libor + 7.75%/M)	4/10/2017	9.9	9.7	(2)(15)
		First lien senior secured loan ($19.7 par due 4/2023)	10.27% (Libor + 7.75%/M)	4/10/2017	19.7	19.3	(4)(15)
					34.5	33.9
KBHS Acquisition, LLC (d/b/a Alita Care, LLC) (19)	Provider of behavioral health services	First lien senior secured revolving loan ($0.2 par due 3/2022)	7.38% (Libor + 5.00%/M)	3/17/2017	0.2	0.2	(2)(15)
		First lien senior secured revolving loan ($0.3 par due 3/2022)	7.42% (Libor + 5.00%/M)	3/17/2017	0.3	0.3	(2)(15)
		First lien senior secured revolving loan ($0.8 par due 3/2022)	7.46% (Libor + 5.00%/M)	3/17/2017	0.8	0.8	(2)(15)
		First lien senior secured revolving loan ($0.6 par due 3/2022)	7.47% (Libor + 5.00%/M)	3/17/2017	0.6	0.6	(2)(15)
		First lien senior secured revolving loan ($0.3 par due 3/2022)	7.50% (Libor + 5.00%/M)	3/17/2017	0.3	0.3	(2)(15)
		First lien senior secured revolving loan ($0.3 par due 3/2022)	7.43% (Libor + 5.00%/M)	3/17/2017	0.3	0.3	(2)(15)
		First lien senior secured revolving loan ($2.1 par due 3/2022)	7.52% (Libor + 5.00%/M)	3/17/2017	2.1	2.0	(2)(15)
					4.6	4.5
Key Surgical LLC (19)	Provider of sterile processing, operating room and instrument care supplies for hospitals	First lien senior secured loan ($17.0 par due 6/2023)	5.75% (EURIBOR + 4.75%/Q)	6/1/2017	16.6	17.0	(2)(15)
		First lien senior secured loan ($9.3 par due 6/2023)	7.28% (Libor + 4.75%/Q)	10/31/2018	9.3	9.3	(2)(15)
					25.9	26.3
MB2 Dental Solutions, LLC (19)	Dental services provider	First lien senior secured revolving loan ($2.7 par due 9/2023)	9.25% (Base Rate + 3.75%/Q)	9/29/2017	2.7	2.7	(2)(15)
		First lien senior secured loan ($5.8 par due 9/2023)	7.57% (Libor + 4.75%/Q)	9/29/2017	5.8	5.8	(2)(15)
					8.5	8.5
MCH Holdings, Inc. and MC Acquisition Holdings I, LLC	Healthcare professional provider	First lien senior secured loan ($25.7 par due 1/2020)	7.96% (Libor + 5.50%/M)	7/26/2017	25.7	25.7	(2)(15)
		First lien senior secured loan ($26.2 par due 1/2020)	8.02% (Libor + 5.50%/M)	7/26/2017	26.2	26.2	(2)(15)
		First lien senior secured loan ($39.6 par due 1/2020)	7.96% (Libor + 5.50%/M)	7/26/2017	39.6	39.6	(3)(15)
		First lien senior secured loan ($40.5 par due 1/2020)	8.02% (Libor + 5.50%/M)	7/26/2017	40.5	40.5	(3)(15)
		First lien senior secured loan ($9.0 par due 1/2020)	7.96% (Libor + 5.50%/M)	7/26/2017	9.0	9.0	(4)(15)
		First lien senior secured loan ($9.2 par due 1/2020)	8.02% (Libor + 5.50%/M)	7/26/2017	9.2	9.2	(4)(15)
		Class A units (1,438,643 shares)		1/17/2014	1.5	1.2	(2)
					151.7	151.4

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
MW Dental Holding Corp. (19)	Dental services provider	First lien senior secured revolving loan ($7.0 par due 4/2021)	9.27% (Libor + 6.75%/Q)	4/12/2011	7.0	7.0	(2)(15)
		First lien senior secured loan ($16.9 par due 4/2021)	9.27% (Libor + 6.75%/Q)	3/19/2018	16.9	16.9	(2)(15)
		First lien senior secured loan ($104.5 par due 4/2021)	9.27% (Libor + 6.75%/Q)	4/12/2011	104.5	104.5	(3)(15)
		First lien senior secured loan ($19.1 par due 4/2021)	9.27% (Libor + 6.75%/Q)	4/12/2011	19.1	19.1	(4)(15)
					147.5	147.5
My Health Direct, Inc.	Healthcare scheduling exchange software solution provider	Warrant to purchase up to 4,548 shares of Series D preferred stock (expires 9/2024)		9/18/2014	—	—	(2)
New Trident Holdcorp, Inc. and Trident Holding Company, LLC	Outsourced mobile diagnostic healthcare service provider	Second lien senior secured loan ($24.9 par due 7/2022)		8/1/2013	19.4	5.0	(2)(14)
		Second lien senior secured loan ($78.4 par due 7/2020)		8/1/2013	67.8	—	(2)(14)
		Senior subordinated loan ($9.1 par due 7/2020)		11/29/2017	8.8	—	(2)(14)
					96.0	5.0
NMC Skincare Intermediate Holdings II, LLC (19)	Developer, manufacturer and marketer of skincare products	First lien senior secured loan ($24.9 par due 10/2024)	7.27% (Libor + 4.75%/M)	10/31/2018	24.9	24.6	(3)(15)
NMN Holdings III Corp. and NMN Holdings LP (19)	Provider of complex rehab technology solutions for patients with mobility loss	Partnership units (30,000 units)		11/13/2018	3.0	2.9	(2)
NMSC Holdings, Inc. and ASP NAPA Holdings, LLC	Anesthesia management services provider	Second lien senior secured loan ($72.8 par due 10/2023)	12.59% (Libor + 10.00%/Q)	4/19/2016	72.8	71.3	(2)(15)
		Class A units (25,277 units)		4/19/2016	2.5	1.2	(2)
					75.3	72.5
Nodality, Inc.	Biotechnology company	First lien senior secured loan ($3.1 par due 8/2016)		11/12/2015	2.1	—	(2)(14)
		First lien senior secured loan ($14.7 par due 8/2016)		4/25/2014	9.7	—	(2)(14)
		Warrant to purchase up to 3,736,255 shares of common stock (expires 3/2026)		5/1/2016	—	—	(2)
					11.8	—
NSM Sub Holdings Corp. (19)	Provider of customized mobility, rehab and adaptive seating systems	First lien senior secured loan ($0.2 par due 10/2022)	6.66% (Libor + 4.25%/Q)	6/1/2018	0.2	0.2	(2)(15)
		First lien senior secured loan ($0.4 par due 10/2022)	6.73% (Libor + 4.25%/Q)	6/1/2018	0.4	0.4	(2)(15)
		First lien senior secured loan ($4.9 par due 10/2022)	7.05% (Libor + 4.25%/Q)	6/1/2018	4.9	4.9	(2)(15)
					5.5	5.5
nThrive, Inc. (fka Precyse Acquisition Corp.)	Provider of healthcare information management technology and services	Second lien senior secured loan ($10.0 par due 4/2023)	12.27% (Libor + 9.75%/M)	4/20/2016	9.8	9.8	(2)(15)
NueHealth Performance, LLC (19)	Developer, builder and manager of specialty surgical hospitals and ambulatory surgery centers	First lien senior secured loan ($1.5 par due 9/2023)	9.02% (Libor + 6.50%/M)	9/27/2018	1.5	1.5	(2)(15)
		First lien senior secured loan ($10.0 par due 9/2023)	9.02% (Libor + 6.50%/M)	9/27/2018	10.0	10.0	(2)(15)
					11.5	11.5
OmniSYS Acquisition Corporation, OmniSYS, LLC, and OSYS Holdings, LLC	Provider of technology-enabled solutions to pharmacies	Limited liability company membership interest (1.57%)		11/21/2013	1.0	0.8	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Pathway Vet Alliance LLC (19)	Operator of freestanding veterinary hospitals	First lien senior secured loan ($264.5 par due 12/2024)	6.98% (Libor + 4.50%/M)	12/21/2018	261.8	261.8	(2)(15)
		Second lien senior secured loan ($175.1 par due 12/2025)	10.98% (Libor + 8.50%/Q)	12/21/2018	175.1	173.4	(2)(15)
		Preferred subscription units (1,507,384 units)		12/21/2018	4.9	4.9
					441.8	440.1
Patterson Medical Supply, Inc.	Distributor of rehabilitation supplies and equipment	Second lien senior secured loan ($78.0 par due 8/2023)	11.03% (Libor + 8.50%/Q)	9/2/2015	76.7	67.9	(2)(15)
PhyMED Management LLC	Provider of anesthesia services	Second lien senior secured loan ($47.2 par due 5/2021)	11.46% (Libor + 8.75%/Q)	12/18/2015	46.9	47.2	(2)(15)
Practice Insight, LLC (19)	Revenue cycle management provider to the emergency healthcare industry	First lien senior secured loan ($12.4 par due 8/2022)	7.52% (Libor + 5.00%/M)	8/23/2017	12.4	12.4	(4)(15)
Premise Health Holding Corp. and OMERS Bluejay Investment Holdings LP (19)	Provider of employer-sponsored onsite health and wellness clinics and pharmacies	First lien senior secured revolving loan ($6.0 par due 7/2023)	6.09% (Libor + 3.50%/S)	7/10/2018	6.0	5.9	(2)(15)
		First lien senior secured loan ($0.8 par due 7/2025)	6.55% (Libor + 3.75%/Q)	7/10/2018	0.8	0.8	(2)(15)
		First lien senior secured loan ($20.0 par due 7/2025)	6.55% (Libor + 3.75%/Q)	7/10/2018	19.9	19.8	(4)(15)
		Second lien senior secured loan ($67.1 par due 7/2026)	10.30% (Libor + 7.50%/Q)	7/10/2018	66.5	66.1	(2)(15)
		Class A units (9,775 units)		7/10/2018	9.8	9.8	(2)
					103.0	102.4
ProVation Medical, Inc.	Provider of documentation and coding software for GI physicians	First lien senior secured loan ($13.0 par due 3/2024)	9.42% (Libor + 7.00%/Q)	3/9/2018	12.8	13.0	(2)(15)
RecoveryDirect Acquisition, L.L.C. (19)	Outpatient physical therapy provider	First lien senior secured loan ($6.9 par due 1/2024)	6.77% (Libor + 4.25%/M)	1/3/2018	6.9	6.9	(2)(15)
		First lien senior secured loan ($14.8 par due 1/2024)	6.77% (Libor + 4.25%/M)	1/3/2018	14.8	14.8	(2)(15)
		First lien senior secured loan ($19.8 par due 1/2024)	6.77% (Libor + 4.25%/M)	1/3/2018	19.8	19.8	(4)(15)
					41.5	41.5
Respicardia, Inc.	Developer of implantable therapies to improve cardiovascular health	Warrant to purchase up to 99,094 shares of Series C preferred stock (expires 6/2022)		6/28/2012	—	—	(2)
Salter Labs (19)	Developer, manufacturer and supplier of consumable products for medical device customers	First lien senior secured revolving loan ($0.6 par due 3/2020)	6.76% (Libor + 4.25%/Q)	2/8/2018	0.6	0.6	(2)(15)(18)
		First lien senior secured revolving loan ($0.4 par due 3/2020)	7.05% (Libor + 4.25%/Q)	2/8/2018	0.4	0.4	(2)(15)(18)
					1.0	1.0
SCSG EA Acquisition Company, Inc. (19)	Provider of outsourced clinical services to hospitals and health systems	First lien senior secured revolving loan	—	9/1/2017	—	—	(17)
SiroMed Physician Services, Inc. and SiroMed Equity Holdings, LLC (19)	Outsourced anesthesia provider	First lien senior secured loan ($17.4 par due 3/2024)	7.55% (Libor + 4.75%/Q)	3/26/2018	17.4	17.1	(3)(15)
		Common units (171,784 units)		3/26/2018	4.6	3.2	(2)
					22.0	20.3
SM Wellness Holdings, Inc. and SM Holdco, Inc. (19)	Breast cancer screening provider	First lien senior secured loan ($0.7 par due 8/2024)	8.02% (Libor + 5.50%/M)	8/1/2018	0.7	0.7	(2)(15)
		First lien senior secured loan ($7.1 par due 8/2024)	8.02% (Libor + 5.50%/M)	8/1/2018	7.1	7.1	(2)(15)
		Series A preferred stock (44,975 shares)	13.05% (Libor + 10.25%/Q)	8/1/2018	47.4	47.4	(2)(15)
		Series A units (7,475 units)		8/1/2018	7.5	0.1	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Series B units (747,500 units)		8/1/2018	—	7.4	(2)
					62.7	62.7
Synergy HomeCare Franchising, LLC and NP/Synergy Holdings, LLC (19)	Franchisor of private-pay home care for the elderly	First lien senior secured loan ($16.0 par due 4/2024)	8.55% (Libor + 5.75%/Q)	4/2/2018	16.0	16.0	(2)(15)
		Common units (550 units)		4/2/2018	0.6	0.7
					16.6	16.7
Teligent, Inc. (19)	Pharmaceutical company that develops, manufactures and markets injectable pharmaceutical products	Second lien senior secured loan ($18.3 par due 6/2024)	13.25% (Base Rate + 7.75%/Q)	12/13/2018	18.3	18.1	(2)(15)
		Second lien senior secured loan ($45.5 par due 6/2024)	11.53% (Libor + 8.75%/Q)	12/13/2018	45.5	45.0	(2)(15)
					63.8	63.1
TerSera Therapeutics LLC	Acquirer and developer of specialty therapeutic pharmaceutical products	First lien senior secured loan ($2.2 par due 3/2024)	8.06% (Libor + 5.25%/Q)	7/12/2018	2.2	2.2	(2)(15)
		First lien senior secured loan ($2.2 par due 3/2024)	8.05% (Libor + 5.25%/Q)	7/12/2018	2.2	2.2	(2)(15)
		First lien senior secured loan ($2.1 par due 3/2023)	8.05% (Libor + 5.25%/Q)	9/27/2018	2.1	2.1	(2)(15)
		First lien senior secured loan ($5.2 par due 3/2023)	8.05% (Libor + 5.25%/Q)	5/3/2017	5.2	5.2	(4)(15)
					11.7	11.7
U.S. Anesthesia Partners, Inc.	Anesthesiology service provider	Second lien senior secured loan ($71.8 par due 6/2025)	9.77% (Libor + 7.25%/M)	6/16/2017	70.9	70.4	(2)(15)
United Digestive MSO Parent, LLC (19)	Gastroenterology physician group	First lien senior secured loan ($12.6 par due 12/2024)	7.02% (Libor + 4.50%/M)	12/14/2018	12.6	12.5	(2)(15)
Urgent Cares of America Holdings I, LLC and FastMed Holdings I, LLC (19)	Operator of urgent care clinics	Preferred units (7,696,613 units)		6/11/2015	7.7	5.4
		Series A common units (2,000,000 units)		6/11/2015	2.0	—
		Series C common units (5,288,427 units)		6/11/2015	—	—
					9.7	5.4
Urology Management Associates, LLC and JWC/UMA Holdings, L.P.	Urology private practice	First lien senior secured loan ($9.8 par due 8/2024)	7.52% (Libor + 5.00%/M)	8/31/2018	9.7	9.8	(2)(15)
		Limited partnership interests (3.64% interest)		8/31/2018	4.8	4.8	(2)
					14.5	14.6
Verscend Holding Corp. (19)	Healthcare analytics solutions provider	First lien senior secured loan ($99.8 par due 8/2025)	7.02% (Libor + 4.50%/M)	8/27/2018	99.0	97.8	(2)(15)
VistaPharm, Inc. and Vertice Pharma UK Parent Limited	Manufacturer and distributor of generic pharmaceutical products	Preferred shares (40,662 shares)		12/21/2015	0.3	0.6	(8)
West Dermatology, LLC (19)	Dermatology practice platform	First lien senior secured revolving loan ($0.7 par due 4/2022)	7.93% (Libor + 5.50%/Q)	2/8/2018	0.7	0.7	(2)(15)
		First lien senior secured revolving loan ($0.6 par due 4/2022)	8.21% (Libor + 5.50%/Q)	2/8/2018	0.6	0.6	(2)(15)
		First lien senior secured revolving loan ($3.7 par due 4/2022)	8.31% (Libor + 5.50%/Q)	2/8/2018	3.7	3.7	(2)(15)
		First lien senior secured loan ($1.4 par due 4/2023)	7.90% (Libor + 5.50%/Q)	4/2/2018	1.4	1.4	(2)(15)
		First lien senior secured loan ($0.3 par due 4/2023)	7.91% (Libor + 5.50%/Q)	4/2/2018	0.3	0.3	(2)(15)
		First lien senior secured loan ($0.9 par due 4/2023)	7.94% (Libor + 5.50%/Q)	4/2/2018	0.9	0.9	(2)(15)
		First lien senior secured loan ($0.1 par due 4/2023)	8.11% (Libor + 5.50%/Q)	4/2/2018	0.1	0.1	(2)(15)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($1.3 par due 4/2023)	8.21% (Libor + 5.50%/Q)	4/2/2018	1.3	1.3	(2)(15)
		First lien senior secured loan ($0.8 par due 4/2023)	8.26% (Libor + 5.50%/Q)	4/2/2018	0.8	0.8	(2)(15)
		First lien senior secured loan ($4.1 par due 4/2023)	8.31% (Libor + 5.50%/Q)	4/2/2018	4.1	4.1	(2)(15)
		First lien senior secured loan ($1.3 par due 4/2023)	8.21% (Libor + 5.50%/Q)	9/5/2018	1.3	1.3	(2)(15)
		First lien senior secured loan ($7.7 par due 4/2023)	8.31% (Libor + 5.50%/Q)	4/2/2018	7.7	7.7	(2)(15)
					22.9	22.9
WIRB - Copernicus Group, Inc. (19)	Provider of regulatory, ethical, and safety review services for clinical research involving human subjects	First lien senior secured revolving loan	—	2/8/2018	—	—	(17)
WSHP FC Acquisition LLC (19)	Provider of biospecimen products	First lien senior secured revolving loan ($2.5 par due 3/2024)	9.30% (Libor + 6.50%/Q)	3/30/2018	2.5	2.5	(2)(15)
		First lien senior secured revolving loan ($0.8 par due 3/2024)	9.32% (Libor + 6.50%/Q)	3/30/2018	0.8	0.8	(2)(15)
		First lien senior secured loan ($6.0 par due 3/2024)	9.32% (Libor + 6.50%/Q)	3/30/2018	6.0	6.0	(2)(15)
		First lien senior secured loan ($28.5 par due 3/2024)	9.30% (Libor + 6.50%/Q)	3/30/2018	28.5	28.5	(3)(15)
					37.8	37.8
					2,850.0	2,696.1		36.95%
Business Services
Accommodations Plus Technologies LLC and Accommodations Plus Technologies Holdings LLC (19)	Provider of outsourced crew accommodations and logistics management solutions to the airline industry	First lien senior secured loan ($12.5 par due 5/2024)	7.62% (Libor + 5.00%/S)	5/11/2018	12.5	12.5	(2)(15)
		Class A common units (236,358 units)		5/11/2018	4.5	6.4
					17.0	18.9
Achilles Acquisition LLC (19)	Benefits broker and outsourced workflow automation platform provider for brokers	First lien senior secured loan ($16.7 par due 10/2025)	6.56% (Libor + 4.00%/M)	10/11/2018	16.7	16.7	(2)(15)
		First lien senior secured loan ($21.4 par due 10/2025)	6.56% (Libor + 4.00%/M)	10/11/2018	21.4	21.3	(2)(15)
					38.1	38.0
Blue Campaigns Intermediate Holding Corp. and Elevate Parent, Inc. (dba EveryAction) (19)	Provider of fundraising and organizing efforts and digital services to non-profits and political campaigns	First lien senior secured loan ($27.5 par due 8/2023)	9.40% (Libor + 6.75%/Q)	8/20/2018	27.5	27.4	(2)(15)
		Series A preferred stock (150,000 shares)		9/26/2018	1.5	1.5
					29.0	28.9
CallMiner, Inc.	Provider of cloud-based conversational analytics solutions	Warrant to purchase up to 2,350,636 shares of Series 1 preferred stock (expires 7/2024)		7/23/2014	—	—	(2)
Chesapeake Research Review, LLC and Schulman Associates Institutional Review Board, Inc. (19)	Provider of central institutional review boards over clinical trials	First lien senior secured loan ($15.8 par due 11/2023)	8.55% (Libor + 5.75%/Q)	11/7/2017	15.8	15.8	(2)(15)
CMW Parent LLC (fka Black Arrow, Inc.)	Multiplatform media firm	Series A units (32 units)		9/11/2015	—	—	(2)
Command Alkon Incorporated (19)	Software solutions provider to the ready-mix concrete industry	First lien senior secured revolving loan ($2.9 par due 9/2022)	9.50% (Base Rate + 4.00%/M)	9/1/2017	2.9	2.9	(2)(15)(18)
		First lien senior secured loan ($20.4 par due 9/2023)	7.35% (Libor + 5.00%/M)	9/1/2017	20.4	20.2	(2)(15)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Second lien senior secured loan ($33.8 par due 3/2024)	11.35% (Libor + 9.00%/M)	9/1/2017	33.8	33.1	(2)(15)
					57.1	56.2
Compusearch Software Systems, Inc.	Provider of enterprise software and services for organizations in the public sector	Second lien senior secured loan ($51.0 par due 11/2021)	11.36% (Libor + 8.75%/Q)	1/3/2017	51.0	51.0	(3)(15)
Compuware Parent, LLC	Web and mobile cloud performance testing and monitoring services provider	Class A-1 common stock (4,132 units)		12/15/2014	2.3	2.6	(2)
		Class B-1 common stock (4,132 units)		12/15/2014	0.5	0.5	(2)
		Class C-1 common stock (4,132 units)		12/15/2014	0.3	0.3	(2)
		Class A-2 common stock (4,132 units)		12/15/2014	—	—	(2)
		Class B-2 common stock (4,132 units)		12/15/2014	—	—	(2)
		Class C-2 common stock (4,132 units)		12/15/2014	—	—	(2)
					3.1	3.4
Directworks, Inc. and Co-Exprise Holdings, Inc.	Provider of cloud-based software solutions for direct materials sourcing and supplier management for manufacturers	First lien senior secured loan ($1.8 par due 4/2018)		12/19/2014	1.3	0.2	(2)(14)
		Warrant to purchase up to 1,875,000 shares of Series 1 preferred stock (expires 12/2024)		12/19/2014	—	—	(2)
					1.3	0.2
Doxim Inc. (8)(19)	Enterprise content management provider	First lien senior secured loan ($3.6 par due 2/2024)	8.79% (Libor + 6.00%/Q)	2/28/2018	3.6	3.6	(2)(12)(15)
		First lien senior secured loan ($10.2 par due 2/2024)	8.80% (Libor + 6.00%/Q)	2/28/2018	10.0	10.2	(2)(12)(15)
					13.6	13.8
DRB Holdings, LLC (19)	Provider of integrated technology solutions to car wash operators	First lien senior secured revolving loan ($3.3 par due 10/2023)	8.78% (Libor + 6.00%/Q)	10/6/2017	3.3	3.3	(2)(15)
		First lien senior secured loan ($23.7 par due 10/2023)	8.80% (Libor + 6.00%/Q)	10/6/2017	23.7	23.7	(3)(15)
					27.0	27.0
DTI Holdco, Inc. and OPE DTI Holdings, Inc. (19)	Provider of legal process outsourcing and managed services	First lien senior secured revolving loan ($0.9 par due 9/2021)	6.93% (Libor + 4.50%/M)	9/23/2016	0.9	0.9	(2)(15)
		First lien senior secured revolving loan ($1.3 par due 9/2021)	6.97% (Libor + 4.50%/M)	9/23/2016	1.3	1.3	(2)(15)
		Class A common stock (7,500 shares)		8/19/2014	7.5	7.4	(2)
		Class B common stock (7,500 shares)		8/19/2014	—	—	(2)
					9.7	9.6
Emergency Communications Network, LLC (19)	Provider of mission critical emergency mass notification solutions	First lien senior secured loan ($25.1 par due 6/2023)	8.77% (Libor + 6.25%/M)	6/1/2017	25.0	24.4	(2)(15)
		First lien senior secured loan ($19.7 par due 6/2023)	8.77% (Libor + 6.25%/M)	6/1/2017	19.6	19.2	(4)(15)
					44.6	43.6
EN Engineering, L.L.C. (19)	National utility services firm providing engineering and consulting services to natural gas, electric power and other energy and industrial end markets	First lien senior secured loan ($0.3 par due 6/2021)	7.02% (Libor + 4.50%/M)	6/30/2015	0.3	0.3	(2)(15)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($6.8 par due 6/2021)	7.02% (Libor + 4.50%/M)	6/30/2015	6.8	6.8	(2)(15)
					7.1	7.1
Entertainment Partners, LLC and Entertainment Partners Canada Inc. (19)	Provider of entertainment workforce and production management solutions	First lien senior secured loan ($1.4 par due 5/2022)	7.77% (CIBOR + 5.50%/M)	5/8/2017	1.4	1.4	(2)(8)(15)
		First lien senior secured loan ($2.6 par due 5/2022)	7.71% (Libor + 5.50%/M)	5/8/2017	2.6	2.6	(2)(8)(15)
		First lien senior secured loan ($2.6 par due 5/2022)	7.85% (Libor + 5.50%/M)	5/8/2017	2.6	2.6	(2)(8)(15)
		First lien senior secured loan ($0.3 par due 5/2023)	8.34% (Libor + 5.75%/Q)	5/8/2017	0.3	0.3	(2)(15)
		First lien senior secured loan ($26.4 par due 5/2023)	8.34% (Libor + 5.75%/Q)	5/8/2017	26.4	26.4	(3)(15)
		First lien senior secured loan ($0.3 par due 5/2023)	8.55% (Libor + 5.75%/Q)	5/8/2017	0.3	0.3	(2)(15)
		First lien senior secured loan ($22.0 par due 5/2023)	8.55% (Libor + 5.75%/Q)	5/8/2017	22.0	22.0	(3)(15)
		First lien senior secured loan ($0.3 par due 5/2023)	8.59% (Libor + 5.75%/Q)	5/8/2017	0.3	0.3	(2)(15)
		First lien senior secured loan ($26.4 par due 5/2023)	8.59% (Libor + 5.75%/Q)	5/8/2017	26.4	26.4	(3)(15)
					82.3	82.3
Episerver Inc. and Goldcup 17308 AB (8)(19)	Provider of web content management and digital commerce solutions	First lien senior secured loan ($27.7 par due 10/2024)	8.27% (Libor + 5.75%/M)	10/9/2018	27.7	27.4	(2)(15)
First Insight, Inc.	Software company providing merchandising and pricing solutions to companies worldwide	Warrant to purchase up to 122,827 units of Series C preferred stock (expires 3/2024)		3/20/2014	—	—	(2)
Foundation Risk Partners, Corp. (19)	Full service independent insurance agency	First lien senior secured loan ($7.8 par due 11/2023)	7.10% (Libor + 4.75%/M)	11/10/2017	7.8	7.8	(2)(15)
		First lien senior secured loan ($1.0 par due 11/2023)	7.17% (Libor + 4.75%/Q)	8/9/2018	1.0	1.0	(2)(15)
		First lien senior secured loan ($3.4 par due 11/2023)	7.34% (Libor + 4.75%/Q)	8/9/2018	3.4	3.4	(2)(15)
		First lien senior secured loan ($5.2 par due 11/2023)	7.21% (Libor + 4.75%/Q)	8/9/2018	5.2	5.2	(2)(15)
		First lien senior secured loan ($22.3 par due 11/2023)	7.10% (Libor + 4.75%/M)	11/10/2017	22.3	22.3	(3)(15)
		Second lien senior secured loan ($3.0 par due 11/2024)	10.92% (Libor + 8.50%/Q)	8/9/2018	3.0	3.0	(2)(15)
		Second lien senior secured loan ($12.4 par due 11/2024)	11.09% (Libor + 8.50%/Q)	8/9/2018	12.4	12.4	(2)(15)
		Second lien senior secured loan ($19.1 par due 11/2024)	10.96% (Libor + 8.50%/Q)	8/9/2018	19.1	19.1	(2)(15)
		Second lien senior secured loan ($27.5 par due 11/2024)	10.85% (Libor + 8.50%/M)	11/10/2017	27.5	27.5	(2)(15)
					101.7	101.7
Genesis Acquisition Co. and Genesis Holding Co. (19)	Child care management software and services provider	First lien senior secured loan ($5.5 par due 7/2024)	6.52% (Libor + 4.00%/M)	7/31/2018	5.5	5.4	(2)(15)
		Second lien senior secured loan ($25.8 par due 7/2025)	10.02% (Libor + 7.50%/M)	7/31/2018	25.8	25.4	(2)(15)
		Class A common stock (8 shares)		7/31/2018	0.8	0.8	(2)
					32.1	31.6
GTCR-Ultra Holdings III, LLC and GTCR-Ultra Holdings LLC (19)	Provider of payment processing and merchant acquiring solutions	First lien senior secured loan ($6.5 par due 8/2024)	7.77% (Libor + 5.25%/M)	12/31/2018	6.5	6.5	(2)(15)
		Class A-2 units (911 units)		8/1/2017	0.9	1.3	(2)
		Class B units (2,878,372 units)		8/1/2017	—	—	(2)
					7.4	7.8

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
HAI Acquisition Corporation and Aloha Topco, LLC (19)	Professional employer organization offering human resources, compliance and risk management services	First lien senior secured loan ($66.2 par due 11/2024)	8.59% (Libor + 6.00%/Q)	11/1/2017	66.2	65.6	(3)(15)
		Class A units (16,980 units)		11/1/2017	1.7	1.8	(2)
					67.9	67.4
Help/Systems Holdings, Inc. (19)	Provider of IT operations management and cybersecurity software	First lien senior secured revolving loan ($1.0 par due 3/2023)	6.27% (Libor + 3.75%/M)	3/29/2018	1.0	1.0	(2)(15)
IfByPhone Inc.	Voice-based marketing automation software provider	Warrant to purchase up to 124,300 shares of Series C preferred stock (expires 10/2022)		10/15/2012	0.1	0.1	(2)
Implementation Management Assistance, LLC (19)	Revenue cycle consulting firm to the healthcare industry	First lien senior secured revolving loan ($5.5 par due 12/2023)	9.00% (Base Rate + 3.50%/Q)	12/13/2017	5.5	5.5	(2)(15)
		First lien senior secured loan ($17.0 par due 12/2023)	7.30% (Libor + 4.50%/Q)	12/13/2017	17.0	16.8	(2)(15)
					22.5	22.3
Infinite Electronics, Inc. (19)	Manufacturer and distributor of radio frequency and microwave electronic components	First lien senior secured revolving loan	—	7/2/2018	—	—	(17)
		First lien senior secured loan ($10.3 par due 7/2025)	6.52% (Libor + 4.00%/M)	7/2/2018	10.3	10.2	(2)(15)
					10.3	10.2
Infogix, Inc. and Infogix Parent Corporation (19)	Enterprise data analytics and integrity software solutions provider	Series A preferred stock (2,475 shares)		1/3/2017	2.5	2.5
		Common stock (1,297,768 shares)		1/3/2017	—	—
					2.5	2.5
Inmar, Inc.	Technology-driven solutions provider for retailers, wholesalers and manufacturers	Second lien senior secured loan ($28.3 par due 5/2025)	10.52% (Libor + 8.00%/M)	4/25/2017	27.9	28.3	(2)(15)
InterVision Systems, LLC and InterVision Holdings, LLC	Provider of cloud based IT solutions, infrastructure and services	First lien senior secured loan ($16.4 par due 5/2022)	10.55% (Libor + 8.08%/M)	5/31/2017	16.4	15.9	(2)(15)
		First lien senior secured loan ($24.7 par due 5/2022)	10.24% (Libor + 7.72%/M)	5/31/2017	24.7	24.0	(2)(15)
		First lien senior secured loan ($10.0 par due 5/2022)	10.24% (Libor + 7.72%/M)	5/31/2017	10.0	9.7	(4)(15)
		Class A membership units (1,000 units)		5/31/2017	1.0	0.6
					52.1	50.2
iParadigms Holdings, LLC	Anti-plagiarism software provider to the education market	Second lien senior secured loan ($32.5 par due 7/2022)	10.05% (Libor + 7.25%/Q)	1/3/2017	32.0	32.5	(2)(15)
iPipeline, Inc., Internet Pipeline, Inc., iPipeline Limited and iPipeline Holdings, Inc. (19)	Provider of SaaS-based software solutions to the insurance and financial services industry	First lien senior secured loan ($11.2 par due 8/2022)	7.28% (Libor + 4.75%/M)	12/18/2017	11.8	11.2	(2)(8)(15)
		First lien senior secured loan ($7.4 par due 8/2022)	7.28% (Libor + 4.75%/M)	6/15/2017	7.4	7.4	(2)(15)
		First lien senior secured loan ($9.0 par due 8/2022)	7.28% (Libor + 4.75%/M)	9/15/2017	9.0	9.0	(2)(15)
		First lien senior secured loan ($16.2 par due 8/2022)	7.28% (Libor + 4.75%/M)	8/4/2015	16.2	16.2	(3)(15)
		First lien senior secured loan ($14.5 par due 8/2022)	7.28% (Libor + 4.75%/M)	8/4/2015	14.5	14.5	(4)(15)
		Preferred stock (1,100 shares)		8/4/2015	1.1	4.3	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Common stock (668,781 shares)		8/4/2015	—	—	(2)
					60.0	62.6
IQMS	Provider of enterprise resource planning and manufacturing execution software for small and midsized manufacturers	First lien senior secured loan ($22.5 par due 3/2022)	12.75% (Base Rate + 7.25%/Q)	3/28/2017	22.5	22.5	(3)(15)
		First lien senior secured loan ($14.9 par due 3/2022)	12.75% (Base Rate + 7.25%/Q)	3/28/2017	14.9	14.9	(4)(15)
					37.4	37.4
IRI Holdings, Inc., IRI Group Holdings, Inc. and IRI Parent, L.P.	Market research company focused on the consumer packaged goods industry	First lien senior secured loan ($79.0 par due 11/2025)	7.02% (Libor + 4.50%/M)	11/30/2018	78.2	77.4	(2)(15)
		Second lien senior secured loan ($86.8 par due 11/2026)	10.52% (Libor + 8.00%/M)	11/30/2018	85.3	85.1	(2)(15)
		Series A-1 preferred shares (46,900 shares)	13.39% PIK (Libor + 10.50%/S)	11/30/2018	46.2	46.9	(2)(15)
		Class A-1 common units (90,500 units)		11/30/2018	9.1	9.1	(2)
					218.8	218.5
Kaufman, Hall & Associates, LLC (19)	Provider of specialty advisory services and software solutions to the healthcare market	First lien senior secured loan ($25.0 par due 5/2025)	7.64% (Libor + 5.25%/M)	11/9/2018	25.0	24.8	(2)(15)
Labstat International Inc. (8)(19)	Lab testing services for nicotine containing products	First lien senior secured loan ($5.0 par due 6/2024)	8.55% (CIBOR + 6.25%/Q)	10/19/2018	5.2	5.0	(2)(15)
		First lien senior secured loan ($19.2 par due 6/2024)	8.55% (CIBOR + 6.25%/Q)	6/25/2018	19.8	19.2	(2)(15)
					25.0	24.2
LLSC Holdings Corporation (dba Lawrence Merchandising Services) (7)	Marketing services provider	Series A preferred stock (9,000 shares)		1/3/2017	1.8	0.4
		Common stock (1,000 shares)		1/3/2017	—	—
					1.8	0.4
Masergy Holdings, Inc. (19)	Provider of software-defined solutions for enterprise global networks, cyber security, and cloud communications	First lien senior secured revolving loan ($0.2 par due 12/2021)	6.02% (Libor + 3.50%/M)	2/8/2018	0.2	0.1	(2)(15)(18)
Ministry Brands, LLC and MB Parent HoldCo, L.P. (dba Community Brands) (19)	Software and payment services provider to faith-based institutions	First lien senior secured loan ($4.9 par due 12/2022)	6.52% (Libor + 4.00%/M)	8/22/2017	4.9	4.9	(2)(15)
		First lien senior secured loan ($10.5 par due 12/2022)	6.52% (Libor + 4.00%/M)	4/6/2017	10.5	10.5	(2)(15)
		First lien senior secured loan ($14.5 par due 12/2022)	6.52% (Libor + 4.00%/M)	4/6/2017	14.4	14.5	(2)(15)
		Second lien senior secured loan ($16.6 par due 6/2023)	11.77% (Libor + 9.25%/M)	12/2/2016	16.6	16.6	(2)(15)
		Second lien senior secured loan ($17.9 par due 6/2023)	11.77% (Libor + 9.25%/M)	8/22/2017	17.9	17.9	(2)(15)
		Second lien senior secured loan ($4.7 par due 6/2023)	11.77% (Libor + 9.25%/M)	4/6/2017	4.7	4.7	(2)(15)
		Second lien senior secured loan ($7.0 par due 6/2023)	10.52% (Libor + 8.00%/M)	4/18/2018	7.0	7.0	(2)(15)
		Second lien senior secured loan ($9.2 par due 6/2023)	11.77% (Libor + 9.25%/M)	4/6/2017	9.2	9.2	(2)(15)
		Second lien senior secured loan ($38.6 par due 6/2023)	10.52% (Libor + 8.00%/M)	4/18/2018	38.6	38.6	(2)(15)
		Second lien senior secured loan ($75.0 par due 6/2023)	11.77% (Libor + 9.25%/M)	12/2/2016	74.5	75.0	(2)(15)
		Second lien senior secured loan ($15.0 par due 6/2023)	11.77% (Libor + 9.25%/M)	12/2/2016	14.9	15.0	(3)(15)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Class A units (500,000 units)		12/2/2016	5.0	6.8	(2)
					218.2	220.7
MVL Group, Inc. (7)	Marketing research provider	Common stock (560,716 shares)		4/1/2010	—	—	(2)
NAS, LLC, Nationwide Marketing Group, LLC and Nationwide Administrative Services, Inc.	Buying and marketing services organization for appliance, furniture and consumer electronics dealers	Second lien senior secured loan ($24.1 par due 12/2021)	11.15% (Libor + 8.75%/Q)	6/1/2015	24.1	24.1	(2)(15)
		Second lien senior secured loan ($7.0 par due 12/2021)	11.14% (Libor + 8.75%/Q)	6/1/2015	7.0	7.0	(2)(15)
					31.1	31.1
Novetta Solutions, LLC	Provider of advanced analytics solutions for the government, defense and commercial industries	First lien senior secured loan ($8.6 par due 10/2022)	7.53% (Libor + 5.00%/M)	1/3/2017	8.4	8.4	(2)(15)
		Second lien senior secured loan ($31.0 par due 10/2023)	11.03% (Libor + 8.50%/M)	1/3/2017	28.8	28.5	(2)(15)
					37.2	36.9
NSM Insurance Group, LLC	Insurance program administrator	First lien senior secured loan ($6.7 par due 5/2024)	7.30% (Libor + 4.50%/Q)	5/11/2018	6.7	6.7	(2)(15)
		First lien senior secured loan ($10.2 par due 5/2024)	7.30% (Libor + 4.50%/Q)	12/3/2018	10.2	10.2	(2)(15)
		First lien senior secured loan ($13.1 par due 5/2024)	7.30% (Libor + 4.50%/Q)	5/11/2018	13.1	13.1	(3)(15)
					30.0	30.0
PayNearMe, Inc.	Electronic cash payment system provider	Warrant to purchase up to 195,726 shares of Series E preferred stock (expires 3/2023)		3/11/2016	0.2	—	(2)
PDI TA Holdings, Inc. (19)	Provider of enterprise management software for the convenience retail and petroleum wholesale markets	First lien senior secured loan ($5.0 par due 10/2024)	6.90% (Libor + 4.50%/Q)	4/11/2018	5.0	5.0	(2)(15)
		First lien senior secured loan ($0.4 par due 10/2024)	7.21% (Libor + 4.50%/Q)	4/11/2018	0.4	0.4	(2)(15)
		First lien senior secured loan ($5.1 par due 10/2024)	6.92% (Libor + 4.50%/Q)	8/25/2017	5.1	5.1	(2)(15)
		First lien senior secured loan ($2.7 par due 10/2024)	7.04% (Libor + 4.50%/Q)	8/25/2017	2.7	2.7	(2)(15)
		First lien senior secured loan ($23.4 par due 10/2024)	7.30% (Libor + 4.50%/Q)	8/25/2017	23.4	23.4	(2)(15)
		First lien senior secured loan ($4.3 par due 10/2024)	6.11% (Libor + 4.50%/Q)	10/24/2018	4.3	4.3	(2)(15)
		First lien senior secured loan ($45.0 par due 10/2024)	7.23% (Libor + 4.75%/Q)	10/24/2018	45.0	45.0	(2)(15)
		Second lien senior secured loan ($8.2 par due 10/2025)	11.04% (Libor + 8.50%/Q)	8/25/2017	8.2	8.2	(2)(15)
		Second lien senior secured loan ($6.5 par due 10/2025)	10.91% (Libor + 8.50%/Q)	8/25/2017	6.5	6.5	(2)(15)
		Second lien senior secured loan ($1.9 par due 10/2025)	10.98% (Libor + 8.50%/Q)	8/25/2017	1.9	1.9	(2)(15)
		Second lien senior secured loan ($23.2 par due 10/2025)	11.00% (Libor + 8.50%/Q)	8/25/2017	23.2	23.2	(2)(15)
		Second lien senior secured loan ($6.4 par due 10/2025)	11.11% (Libor + 8.50%/Q)	10/24/2018	6.4	6.4	(2)(15)
		Second lien senior secured loan ($52.9 par due 10/2025)	10.99% (Libor + 8.50%/Q)	10/24/2018	52.9	52.9	(2)(15)
		Second lien senior secured loan ($16.7 par due 10/2025)	11.17% (Libor + 8.75%/Q)	4/11/2018	16.7	16.7	(2)(15)
		Second lien senior secured loan ($66.8 par due 10/2025)	11.21% (Libor + 8.50%/Q)	8/25/2017	66.8	66.8	(2)(15)
					268.5	268.5
PHL Investors, Inc., and PHL Holding Co. (7)	Mortgage services	Class A common stock (576 shares)		7/31/2012	3.8	—	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
PHNTM Holdings, Inc. and Planview Parent, Inc.	Provider of project and portfolio management software	First lien senior secured loan ($1.4 par due 1/2023)	7.77% (Libor + 5.25%/M)	1/27/2017	1.4	1.4	(2)(15)
		Second lien senior secured loan ($62.0 par due 7/2023)	12.27% (Libor + 9.75%/M)	1/27/2017	61.3	62.0	(2)(15)
		Class A common shares (990 shares)		1/27/2017	1.0	1.1	(2)
		Class B common shares (168,329 shares)		1/27/2017	—	0.2	(2)
					63.7	64.7
Poplicus Incorporated	Business intelligence and market analytics platform for companies that sell to the public sector	Warrant to purchase up to 2,402,991 shares of Series C preferred stock (expires 6/2025)		6/25/2015	0.1	—	(2)
Production Resource Group, L.L.C.	Provider of rental equipment, labor, production management, scenery, and other products to various entertainment end-markets	First lien senior secured loan ($21.0 par due 8/2024)	9.65% (Libor + 7.00%/Q)	8/21/2018	21.0	20.6	(2)(15)
		First lien senior secured loan ($80.0 par due 8/2024)	9.65% (Libor + 7.00%/Q)	8/21/2018	80.0	78.4	(3)(15)
					101.0	99.0
Project Alpha Intermediate Holding, Inc. and Qlik Parent, Inc.	Provider of data visualization software for data analytics	Class A common shares (7,445 shares)		8/22/2016	7.4	9.6	(2)
		Class B common shares (1,841,609 shares)		8/22/2016	0.1	0.1	(2)
					7.5	9.7
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	0.3	0.2	(2)
SCM Insurance Services Inc. (8)(19)	Provider of claims management, claims investigation & support and risk management solutions for the Canadian property and casualty insurance industry	First lien senior secured revolving loan ($2.4 par due 8/2022)	7.95% (Base Rate + 4.00%/Q)	8/29/2017	2.5	2.4	(2)(15)
		First lien senior secured loan ($19.5 par due 8/2024)	7.28% (CIBOR + 5.00%/M)	8/29/2017	21.3	18.9	(2)(15)
		Second lien senior secured loan ($55.6 par due 3/2025)	11.28% (CIBOR + 9.00%/M)	8/29/2017	60.5	52.3	(2)(15)
					84.3	73.6
SpareFoot, LLC (19)	PMS solutions and web services for the self-storage industry.	First lien senior secured revolving loan ($0.3 par due 4/2023)	6.77% (Libor + 4.25%/M)	4/13/2018	0.3	0.3	(2)(15)
		First lien senior secured loan ($1.2 par due 4/2024)	6.77% (Libor + 4.25%/M)	8/31/2018	1.1	1.2	(2)(15)
		First lien senior secured loan ($4.7 par due 4/2024)	6.77% (Libor + 4.25%/M)	4/13/2018	4.6	4.7	(2)(15)
		Second lien senior secured loan ($4.2 par due 4/2025)	10.77% (Libor + 8.25%/M)	8/31/2018	4.1	4.2	(2)(15)
		Second lien senior secured loan ($6.1 par due 4/2025)	10.77% (Libor + 8.25%/M)	4/13/2018	6.0	6.1	(2)(15)
					16.1	16.5
Sparta Systems, Inc., Project Silverback Holdings Corp. and Silverback Holdings, Inc. (19)	Quality management software provider	Second lien senior secured loan ($20.0 par due 8/2025)	10.76% (Libor + 8.25%/M)	8/21/2017	19.7	17.4	(2)(15)
		Series B preferred shares (10,084 shares)		8/21/2017	1.1	0.5
					20.8	17.9
Syntax USA Acquisition Corporation (8)(19)	Provider of cloud ERP hosting and consulting services for Oracle users	First lien senior secured revolving loan ($1.8 par due 4/2021)	6.67% (Libor + 4.25%/S)	2/8/2018	1.8	1.7	(2)(15)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Telestream Holdings Corporation (19)	Provider of digital video tools and workflow solutions to the media and entertainment industries	First lien senior secured revolving loan ($0.5 par due 3/2022)	10.95% (Base Rate + 5.45%/Q)	2/8/2018	0.5	0.5	(2)(15)(18)
TU BidCo, Inc. (19)	Provider of outsourced customer service management solutions and back-office support services to e-commerce, software and tech-enabled services industries	First lien senior secured loan ($18.1 par due 10/2023)	6.80% (Libor + 4.00%/Q)	10/1/2018	18.1	18.0	(3)(15)
UL Holding Co., LLC (6)	Provider of collection and landfill avoidance solutions for food waste and unsold food products	Senior subordinated loan ($3.2 par due 5/2020)	10.00% PIK	4/30/2012	1.1	3.2	(2)
		Senior subordinated loan ($0.4 par due 5/2020)		4/30/2012	0.2	0.4	(2)
		Senior subordinated loan ($6.8 par due 5/2020)	10.00% PIK	4/30/2012	2.5	6.8	(2)
		Senior subordinated loan ($0.5 par due 5/2020)		4/30/2012	0.2	0.5	(2)
		Senior subordinated loan ($27.1 par due 5/2020)	10.00% PIK	4/30/2012	9.9	27.1	(2)
		Senior subordinated loan ($3.8 par due 5/2020)		4/30/2012	1.4	3.8	(2)
		Class A common units (533,351 units)		6/17/2011	5.0	0.3	(2)
		Class B-5 common units (272,834 units)		6/17/2011	2.5	0.2	(2)
		Class C common units (758,546 units)		4/25/2008	—	—	(2)
		Warrant to purchase up to 719,044 shares of Class A units		5/2/2014	—	—	(2)
		Warrant to purchase up to 28,663 shares of Class B-1 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 57,325 shares of Class B-2 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 29,645 shares of Class B-3 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 80,371 shares of Class B-5 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 59,655 shares of Class B-6 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 1,046,713 shares of Class C units		5/2/2014	—	—	(2)
					22.8	42.3
Velocity Holdings Corp.	Hosted enterprise resource planning application management services provider	Common units (1,713,546 units)		12/13/2013	4.5	3.6
Visual Edge Technology, Inc. (19)	Provider of outsourced office solutions with a focus on printer and copier equipment and other parts and supplies	First lien senior secured loan ($15.7 par due 8/2022)	8.27% (Libor + 5.75%/M)	8/31/2017	15.6	15.7	(2)(15)
		First lien senior secured loan ($16.7 par due 8/2022)	8.27% (Libor + 5.75%/M)	8/31/2017	16.7	16.7	(2)(15)
		Senior subordinated loan ($56.0 par due 9/2024)	12.50% PIK	8/31/2017	52.7	56.0	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Warrant to purchase up to 1,816,089 shares of common stock (expires 8/2027)		8/31/2017	—	0.8	(2)
		Warrant to purchase up to 2,070,511 shares of preferred stock (expires 8/2027)		8/31/2017	3.9	3.9	(2)
					88.9	93.1
VRC Companies, LLC (19)	Provider of records and information management services	First lien senior secured revolving loan ($0.6 par due 3/2022)	9.02% (Libor + 6.50%/M)	4/17/2017	0.6	0.6	(2)(15)
		First lien senior secured revolving loan ($0.2 par due 3/2022)	11.00% (Base Rate + 5.50%/M)	4/17/2017	0.2	0.2	(2)(15)
		First lien senior secured loan ($2.3 par due 3/2023)	9.02% (Libor + 6.50%/M)	3/31/2017	2.3	2.3	(2)(15)
		First lien senior secured loan ($0.2 par due 3/2023)	9.11% (Libor + 6.50%/S)	9/28/2018	0.2	0.2	(2)(15)
		First lien senior secured loan ($5.0 par due 3/2023)	9.02% (Libor + 6.50%/S)	9/28/2018	5.0	5.0	(2)(15)
					8.3	8.3
WorldPay Group PLC (8)	Payment processing company	C2 shares (73,974 shares)		10/21/2015	—	—	(22)
Worldwide Facilities, LLC (19)	Specialty insurance wholesale broker	First lien senior secured revolving loan ($0.4 par due 4/2024)	6.77% (Libor + 4.25%/M)	5/3/2018	0.4	0.4	(2)(15)
		First lien senior secured loan ($1.3 par due 4/2024)	7.05% (Libor + 4.25%/Q)	5/3/2018	1.3	1.2	(2)(15)
		First lien senior secured loan ($1.6 par due 4/2024)	7.05% (Libor + 4.25%/Q)	5/3/2018	1.6	1.6	(2)(15)
					3.3	3.2
XIFIN, Inc. (19)	Revenue cycle management provider to labs	First lien senior secured revolving loan	—	2/8/2018	—	—	(17)
Zywave, Inc. (19)	Provider of software and technology-enabled content and analytical solutions to insurance brokers	First lien senior secured revolving loan ($6.3 par due 11/2022)	7.52% (Libor + 5.00%/M)	11/17/2016	6.3	6.2	(2)(15)
		Second lien senior secured loan ($27.0 par due 11/2023)	11.65% (Libor + 9.00%/Q)	11/17/2016	27.0	26.5	(2)(15)
					33.3	32.7
					2,214.4	2,219.0		30.41%
Consumer Products
Badger Sportswear Acquisition, Inc.	Provider of team uniforms and athletic wear	Second lien senior secured loan ($56.8 par due 3/2024)	11.51% (Libor + 9.00%/M)	9/6/2016	56.7	56.8	(2)(15)
BRG Sports, Inc.	Designer, manufacturer and licensor of branded sporting goods	Preferred stock (2,009 shares)		1/3/2017	—	—
		Common stock (6,566,655 shares)		1/3/2017	—	0.2
					—	0.2
Centric Brands Inc. (fka Differential Brands Group (19)	Designer, marketer and distributor of licensed and owned apparel	First lien senior secured loan ($58.8 par due 10/2023)	8.51% (Libor + 6.00%/Q)	10/29/2018	58.8	58.2	(3)(15)
		Common stock (3,077,875 shares)		10/29/2018	24.6	24.6	(2)
					83.4	82.8
CB Trestles OpCo, LLC (19)	Apparel retailer	First lien senior secured loan ($26.5 par due 10/2024)	8.51% (Libor + 5.75%/S)	10/26/2018	26.5	26.3	(3)(15)
Consumer Health Parent LLC	Developer and marketer of over-the-counter cold remedy products	Preferred units (1,072 units)		12/15/2017	1.1	0.9	(2)
		Series A units (1,072 units)		12/15/2017	—	—	(2)
					1.1	0.9

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Feradyne Outdoors, LLC and Bowhunter Holdings, LLC	Provider of branded archery and bowhunting accessories	Common units (421 units)		4/24/2014	4.2	0.2	(2)
Implus Footcare, LLC	Provider of footwear and other accessories	First lien senior secured loan ($14.2 par due 4/2021)	9.55% (Libor + 6.75%/Q)	6/1/2017	14.2	14.2	(2)(15)
		First lien senior secured loan ($5.0 par due 4/2021)	9.55% (Libor + 6.75%/Q)	7/17/2018	5.0	5.0	(2)(15)
		First lien senior secured loan ($76.4 par due 4/2021)	9.55% (Libor + 6.75%/Q)	6/1/2017	76.4	76.4	(2)(15)
		First lien senior secured loan ($19.3 par due 4/2021)	9.55% (Libor + 6.75%/Q)	6/1/2017	19.3	19.3	(4)(15)
		First lien senior secured loan ($0.2 par due 4/2021)	9.55% (Libor + 6.75%/Q)	6/30/2016	0.2	0.2	(2)(15)
					115.1	115.1
Indra Holdings Corp.	Designer, marketer, and distributor of rain and cold weather products	First lien senior secured loan ($10.0 par due 5/2021)	6.77% (Libor + 4.25%/M)	1/22/2018	6.8	6.2	(2)(15)
		Second lien senior secured loan ($80.0 par due 11/2021)		5/1/2014	68.1	19.9	(2)(15)
					74.9	26.1
Plantation Products, LLC, Seed Holdings, Inc. and Flora Parent, Inc.	Provider of branded lawn and garden products	Second lien senior secured loan ($56.0 par due 6/2021)	9.92% (Libor + 7.39%/Q)	12/23/2014	55.9	56.0	(3)(15)
		Second lien senior secured loan ($10.0 par due 6/2021)	9.92% (Libor + 7.39%/Q)	12/23/2014	10.0	10.0	(4)(15)
		Common stock (30,000 shares)		12/23/2014	3.0	6.2	(2)
					68.9	72.2
Rug Doctor, LLC and RD Holdco Inc. (7)	Manufacturer and marketer of carpet cleaning machines	Second lien senior secured loan ($16.9 par due 10/2019)	12.33% (Libor + 9.75%/Q)	1/3/2017	16.9	16.9	(2)(15)
		Common stock (458,596 shares)		1/3/2017	14.0	11.1
		Warrant to purchase up to 56,372 shares of common stock (expires 12/2023)		1/3/2017	—	—
					30.9	28.0
S Toys Holdings LLC (fka The Step2 Company, LLC) (7)	Toy manufacturer	Common units (1,116,879 units)		4/1/2011	—	0.4
		Class B common units (126,278,000 units)		10/30/2014	—	—	(2)
		Warrant to purchase up to 3,157,895 units		4/1/2010	—	—
					—	0.4
SHO Holding I Corporation	Manufacturer and distributor of slip resistant footwear	Second lien senior secured loan ($100.0 par due 4/2023)	11.03% (Libor + 8.50%/Q)	10/27/2015	98.5	91.0	(2)(15)
Shock Doctor, Inc. and Shock Doctor Holdings, LLC (6)	Developer, marketer and distributor of sports protection equipment and accessories	Second lien senior secured loan ($89.4 par due 10/2021)	13.49% (Libor + 11.00%/Q)	4/22/2015	89.4	79.6	(2)(15)
		Class A preferred units (50,000 units)		3/14/2014	5.0	1.0	(2)
		Class C preferred units (50,000 units)		4/22/2015	5.0	1.0	(2)
					99.4	81.6
Singer Sewing Company, SVP-Singer Holdings, LLC and SVP-Singer Holdings LP (7)(19)	Manufacturer of consumer sewing machines	First lien senior secured revolving loan ($72.6 par due 3/2023)	11.39% (Libor + 9.00%/Q)	7/26/2017	72.6	72.6	(2)(15)(18)
		First lien senior secured revolving loan ($4.0 par due 3/2023)	11.38% (Libor + 9.00%/Q)	7/26/2017	4.0	4.0	(2)(15)(18)
		First lien senior secured loan ($180.9 par due 3/2023)	5.00% (Libor + 2.61%/Q)	7/26/2017	174.6	159.1	(2)(15)
		Class A common units (6,500,000 units)		7/26/2017	—	—	(2)
					251.2	235.7

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Touchstone Acquisition, Inc. and Touchstone Holding, L.P. (19)	Manufacturer of consumable products in the dental, medical, cosmetic and CPG/industrial end-markets	First lien senior secured loan ($53.7 par due 11/2025)	7.27% (Libor + 4.75%/M)	11/15/2018	53.7	53.2	(2)(15)
		Class A preferred units (2,149 units)		11/15/2018	2.1	2.1	(2)
					55.8	55.3
Varsity Brands Holding Co., Inc. and BCPE Hercules Holdings, LP	Leading manufacturer and distributor of textiles, apparel & luxury goods	Second lien senior secured loan ($21.1 par due 12/2025)	10.77% (Libor + 8.25%/M)	7/30/2018	21.1	21.1	(2)(15)
		Second lien senior secured loan ($47.7 par due 12/2025)	10.77% (Libor + 8.25%/M)	12/15/2017	47.7	47.7	(2)(15)
		Second lien senior secured loan ($75.0 par due 12/2025)	10.77% (Libor + 8.25%/M)	12/15/2017	75.0	75.0	(3)(15)
		Class A units (1,400 units)		7/30/2018	1.4	1.5	(2)
					145.2	145.3
Woodstream Group, Inc. and Woodstream Corporation (19)	Pet products manufacturer	First lien senior secured loan ($1.5 par due 5/2022)	8.72% (Libor + 6.25%/Q)	6/21/2017	1.5	1.5	(2)(15)
		First lien senior secured loan ($0.9 par due 5/2022)	8.90% (Libor + 6.25%/Q)	6/21/2017	0.9	0.9	(2)(15)
		First lien senior secured loan ($1.5 par due 5/2022)	9.04% (Libor + 6.25%/Q)	6/21/2017	1.5	1.5	(2)(15)
		First lien senior secured loan ($3.1 par due 5/2022)	8.72% (Libor + 6.25%/Q)	6/21/2017	3.1	3.1	(4)(15)
		First lien senior secured loan ($1.8 par due 5/2022)	8.90% (Libor + 6.25%/Q)	6/21/2017	1.8	1.8	(4)(15)
		First lien senior secured loan ($3.1 par due 5/2022)	9.04% (Libor + 6.25%/Q)	6/21/2017	3.1	3.1	(4)(15)
					11.9	11.9
					1,123.7	1,029.8		14.11%
Financial Services
Amynta Agency Borrower Inc. and Amynta Warranty Borrower Inc.	Insurance service provider	First lien senior secured loan ($27.2 par due 2/2025)	6.52% (Libor + 4.00%/M)	12/21/2018	27.2	26.9	(2)(15)
Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($28.0 par due 8/2022)	12.10% (Libor + 9.75%/M)	5/10/2012	28.0	28.0	(2)(15)
DFC Global Facility Borrower II LLC (19)	Non-bank provider of alternative financial services	First lien senior secured revolving loan ($94.6 par due 9/2022)	13.10% (Libor + 10.75%/M)	9/27/2017	94.6	94.6	(2)(15)
Financial Asset Management Systems, Inc. and FAMS Holdings, Inc. (6)	Debt collection services provider	Common stock (180 shares)		1/11/2017	—	—	(2)
Gordian Group, LLC	Provider of products, services and software to organizations pursuing efficient and effective procurement and information solutions	Common stock (526 shares)		11/30/2012	—	—	(2)
Ivy Hill Asset Management, L.P. (7)(9)	Asset management services	Member interest (100.00% interest)		6/15/2009	444.0	517.9
Javlin Three LLC, Javlin Four LLC, and Javlin Five LLC (9)	Asset-backed financial services company	First lien senior secured loan ($16.0 par due 6/2017)		6/24/2014	14.7	10.1	(2)(14)
Joyce Lane Capital LLC and Joyce Lane Financing SPV LLC (fka Ciena Capital LLC) (7)(9)(19)	Specialty finance company	First lien senior secured revolving loan ($0.8 par due 12/2022)	6.81% (Libor + 4.00%/Q)	12/27/2018	0.8	0.8	(2)
		Equity interests		11/29/2010	12.7	3.1	(2)
					13.5	3.9
LS DE LLC and LM LSQ Investors LLC (9)	Asset based lender	Senior subordinated loan ($3.0 par due 6/2021)	10.50%	6/15/2017	3.0	3.0	(2)
		Senior subordinated loan ($37.0 par due 3/2024)	10.50%	6/25/2015	37.0	37.0	(2)
		Membership units (3,275,000 units)		6/25/2015	3.3	4.0

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					43.3	44.0
NM GRC HOLDCO, LLC (19)	Regulatory compliance services provider to financial institutions	First lien senior secured loan ($19.3 par due 2/2024)	8.80% (Libor + 6.00%/Q)	2/9/2018	19.3	19.3	(2)(15)
		First lien senior secured loan ($60.6 par due 2/2024)	8.80% (Libor + 6.00%/Q)	2/9/2018	60.1	60.6	(2)(15)
					79.4	79.9
Payment Alliance International, Inc. (19)	Reseller of ATM process services through 3rd party processing networks	First lien senior secured revolving loan ($1.3 par due 9/2021)	8.49% (Libor + 6.05%/M)	2/8/2018	1.3	1.3	(2)(15)
		First lien senior secured revolving loan ($2.1 par due 9/2021)	10.30% (Base Rate + 5.05%/M)	2/8/2018	2.1	2.1	(2)(15)
					3.4	3.4
Rialto Management Group, LLC (9)(19)	Investment and asset management platform focused on real estate	First lien senior secured loan ($1.0 par due 12/2024)	7.02% (Libor + 4.50%/M)	11/30/2018	1.0	1.0	(2)(15)
Vela Trading Technologies, LLC (19)	Provider of market data software and content to global financial services clients	First lien senior secured revolving loan ($0.5 par due 6/2022)	7.65% (Libor + 5.00%/Q)	2/8/2018	0.5	0.5	(2)(15)
		First lien senior secured loan ($4.9 par due 6/2022)	7.45% (Libor + 5.00%/Q)	4/17/2018	4.9	4.8	(2)(15)
					5.4	5.3
					754.5	815.0		11.16%
Investment Funds and Vehicles
ACAS Equity Holdings Corporation (7)(9)	Investment company	Common stock (589 shares)		1/3/2017	0.4	0.4
Ares IIIR/IVR CLO Ltd. (7)(8)(9)	Investment vehicle	Subordinated notes ($20.0 par due 4/2021)		1/3/2017	—	0.1
Blue Wolf Capital Fund II, L.P. (6)(8)(9)	Investment partnership	Limited partnership interest (8.50% interest)		1/3/2017	1.6	2.5	(22)
Carlyle Global Market Strategies CLO 2015-3 (8)(9)	Investment vehicle	Subordinated notes ($24.6 par due 7/2028)	13.70%	1/3/2017	14.7	17.1
Centurion CDO 8 Limited (8)(9)	Investment vehicle	Subordinated notes ($5.0 par due 3/2019)		1/3/2017	—	—
CoLTs 2005-1 Ltd. (7)(8)(9)	Investment vehicle	Preferred shares (360 shares)		1/3/2017	—	—
CoLTs 2005-2 Ltd. (7)(8)(9)	Investment vehicle	Preferred shares (34,170,000 shares)		1/3/2017	—	—
CREST Exeter Street Solar 2004-1 (8)(9)	Investment vehicle	Preferred shares (3,500,000 shares)		1/3/2017	—	—
Eaton Vance CDO X plc (8)(9)	Investment vehicle	Subordinated notes ($9.2 par due 2/2027)		1/3/2017	—	0.1
European Capital UK SME Debt LP (6)(8)(9)(20)	Investment partnership	Limited partnership interest (45% interest)		1/3/2017	38.6	39.5
HCI Equity, LLC (7)(8)(9)	Investment company	Member interest (100.00% interest)		4/1/2010	—	0.1	(22)
Herbert Park B.V. (8)(9)	Investment vehicle	Subordinated notes ($6.1 par due 10/2026)		1/3/2017	0.9	—
Montgomery Lane, LLC and Montgomery Lane, Ltd. (7)(8)(9)	Investment company	Common stock (100 shares)		1/3/2017	—	—
		Common stock (50,000 shares)		1/3/2017	—	—
					—	—
OHA Credit Partners XI (8)(9)	Investment vehicle	Subordinated notes ($17.8 par due 1/2032)	13.50%	1/3/2017	13.5	13.6
Partnership Capital Growth Fund I, L.P. (6)(9)	Investment partnership	Limited partnership interest (25.00% interest)		6/16/2006	—	0.1	(2)(22)
Partnership Capital Growth Investors III, L.P. (9)(20)	Investment partnership	Limited partnership interest (2.50% interest)		10/5/2011	2.5	4.2	(2)(22)
PCG-Ares Sidecar Investment II, L.P. (6)(9)(20)	Investment partnership	Limited partnership interest (100.00% interest)		10/31/2014	6.7	17.4	(2)
PCG-Ares Sidecar Investment, L.P. (6)(9)(20)	Investment partnership	Limited partnership interest (100.00% interest)		5/22/2014	4.5	4.4	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Piper Jaffray Merchant Banking Fund I, L.P. (9)(20)	Investment partnership	Limited partnership interest (2.00% interest)		8/16/2012	1.4	1.4	(22)
Senior Direct Lending Program, LLC (7)(9)(21)	Co-investment vehicle	Subordinated certificates ($651.7 par due 12/2036)	10.81% (Libor + 8.00%/Q)(16)	7/27/2016	651.7	651.7	(15)
		Member interest (87.50% interest)		7/27/2016	—	—	(15)
					651.7	651.7
Vitesse CLO, Ltd. (8)(9)	Investment vehicle	Preferred shares (20,000,000 shares)		1/3/2017	—	—
Voya CLO 2014-4 Ltd. (8)(9)	Investment vehicle	Subordinated notes ($26.7 par due 7/2031)	15.60%	1/3/2017	14.6	13.8
VSC Investors LLC (9)	Investment company	Membership interest (1.95% interest)		1/24/2008	0.3	1.1	(2)(22)
					751.4	767.5		10.51%
Manufacturing
Chariot Acquisition, LLC (19)	Aftermarket golf cart parts and accessories	First lien senior secured loan ($18.2 par due 9/2021)	9.30% (Libor + 6.50%/Q)	1/3/2017	18.1	18.0	(3)(15)
		First lien senior secured loan ($9.3 par due 9/2021)	9.30% (Libor + 6.50%/Q)	1/3/2017	9.2	9.2	(4)(15)
					27.3	27.2
Dorner Holding Corp. (19)	Manufacturer of precision unit conveyors	First lien senior secured revolving loan ($0.2 par due 3/2022)	10.25% (Base Rate + 4.75%/Q)	3/15/2017	0.2	0.2	(2)(15)
ECI Purchaser Company, LLC	Manufacturer of equipment to safely control pressurized gases	First lien senior secured loan ($21.8 par due 12/2019)	9.13% (Libor + 6.25%/Q)	7/26/2017	21.8	21.5	(2)(15)
		First lien senior secured loan ($88.7 par due 12/2019)	8.15% (Libor + 5.25%/Q)	7/26/2017	88.7	87.8	(2)(15)
		First lien senior secured loan ($74.8 par due 12/2019)	8.15% (Libor + 5.25%/Q)	7/26/2017	74.8	74.0	(3)(15)
		First lien senior secured loan ($0.3 par due 12/2019)	9.13% (Libor + 6.25%/Q)	7/26/2017	0.3	0.3	(2)(15)
		First lien senior secured loan ($0.2 par due 12/2019)	9.13% (Libor + 6.25%/Q)	7/26/2017	0.2	0.2	(3)(15)
					185.8	183.8
ETG Holdings, Inc. (7)	Industrial woven products	Common stock (3,000 shares)		1/3/2017	—	—
Harvey Tool Company, LLC (19)	Cutting tool provider to the metalworking industry	First lien senior secured revolving loan ($0.7 par due 10/2023)	7.01% (Libor + 4.50%/M)	10/12/2017	0.7	0.7	(2)(15)(18)
		First lien senior secured loan ($20.5 par due 10/2024)	7.55% (Libor + 4.75%/Q)	10/12/2017	20.5	20.5	(2)(15)
		First lien senior secured loan ($19.8 par due 10/2024)	7.55% (Libor + 4.75%/Q)	10/12/2017	19.8	19.8	(4)(15)
		Second lien senior secured loan ($43.7 par due 10/2025)	10.93% (Libor + 8.50%/Q)	10/12/2017	43.7	43.7	(2)(15)
					84.7	84.7
Ioxus, Inc. (6)	Energy storage devices	First lien senior secured loan ($1.3 par due 12/2019)		4/29/2014	1.3	1.3	(2)
		First lien senior secured loan ($5.7 par due 12/2019)	7.00% Cash, 5.00% PIK	4/29/2014	5.6	5.7	(2)
		Series CC preferred stock (1,683,265 shares)		9/7/2017	0.7	—	(2)
		Warrant to purchase up to 75,968 shares of common stock (expires 1/2026)		1/28/2016	—	—	(2)
		Warrant to purchase up to 30,256 shares of Series BB preferred stock (expires 8/2026)		8/24/2016	—	—	(2)
		Warrant to purchase up to 8,416,326 shares of Series CC preferred stock (expires 1/2027)		1/27/2017	—	—	(2)
					7.6	7.0
KPS Global LLC and Cool Group LLC	Walk-in cooler and freezer systems	First lien senior secured loan ($1.6 par due 4/2022)	5.09% (Libor + 2.63%/M)	4/5/2017	1.6	1.6	(2)(15)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($4.4 par due 4/2022)	9.65% (Libor + 7.19%/M)	11/16/2018	4.4	4.4	(2)(15)
		First lien senior secured loan ($10.5 par due 4/2022)	9.61% (Libor + 7.14%/M)	4/5/2017	10.5	10.5	(2)(15)
		First lien senior secured loan ($5.2 par due 4/2022)	9.61% (Libor + 7.14%/M)	4/5/2017	5.2	5.2	(4)(15)
		Class A units (13,292 units)		9/21/2018	1.1	1.4
					22.8	23.1
Mac Lean-Fogg Company and MacLean-Fogg Holdings, L.L.C. (19)	Manufacturer and supplier for the power utility and automotive markets worldwide	First lien senior secured loan ($206.0 par due 12/2025)	7.55% (Libor + 4.75%/Q)	12/21/2018	205.0	204.0	(2)(15)
		Preferred units (70,183 units)	4.50% Cash, 9.25% PIK	10/9/2015	79.2	79.2
					284.2	283.2
Nordco Inc. (19)	Railroad maintenance-of-way machinery	First lien senior secured revolving loan ($1.3 par due 8/2020)	11.00% (Base Rate + 5.50%/M)	8/26/2015	1.3	1.2	(2)(15)(18)
Pelican Products, Inc.	Flashlights	Second lien senior secured loan ($27.3 par due 5/2026)	10.13% (Libor + 7.75%/M)	5/4/2018	27.1	27.1	(2)(15)
Sanders Industries Holdings, Inc. and SI Holdings, Inc. (19)	Elastomeric parts, mid-sized composite structures, and composite tooling	First lien senior secured loan ($50.2 par due 5/2020)	8.90% (Libor + 6.50%/Q)	7/21/2017	50.2	50.2	(2)(15)
		First lien senior secured loan ($13.1 par due 5/2020)	8.90% (Libor + 6.50%/Q)	7/21/2017	13.1	13.1	(4)(15)
		Common stock (1,500 shares)		5/30/2014	1.5	1.8	(2)
					64.8	65.1
Saw Mill PCG Partners LLC	Metal precision engineered components	Common units (1,000 units)		1/30/2007	1.0	—	(2)
Sonny's Enterprises, LLC (19)	Manufacturer and supplier of car wash equipment, parts and supplies to the conveyorized car wash market	First lien senior secured revolving loan ($0.2 par due 12/2022)	6.77% (Libor + 4.25%/M)	11/30/2017	0.2	0.2	(2)(15)
Sunk Rock Foundry Partners LP, Hatteras Electrical Manufacturing Holding Company and Sigma Electric Manufacturing Corporation (19)	Manufacturer of metal castings, precision machined components and sub-assemblies in the electrical products, power transmission and distribution and general industrial markets	First lien senior secured revolving loan ($2.4 par due 10/2022)	7.55% (Libor + 4.75%/Q)	10/31/2017	2.4	2.4	(2)(15)(18)
		First lien senior secured loan ($11.3 par due 10/2023)	7.55% (Libor + 4.75%/Q)	10/31/2017	11.3	11.3	(2)(15)
		First lien senior secured loan ($12.4 par due 10/2023)	7.55% (Libor + 4.75%/Q)	10/31/2017	12.4	12.4	(2)(15)
					26.1	26.1
TPTM Merger Corp. (19)	Time temperature indicator products	First lien senior secured loan ($13.3 par due 9/2020)	9.02% (Libor + 6.50%/Q)	12/11/2014	13.3	13.3	(3)(15)
		First lien senior secured loan ($9.9 par due 9/2020)	9.02% (Libor + 6.50%/Q)	12/11/2014	9.9	9.9	(4)(15)
					23.2	23.2
					756.3	752.1		10.31%
Other Services
1A Smart Start, LLC (19)	Provider of ignition interlock devices	First lien senior secured revolving loan	—	2/8/2018	—	—	(17)
AMCP Clean Intermediate, LLC (19)	Provider of janitorial and facilities management services	First lien senior secured revolving loan	—	10/1/2018	—	—	(17)
		First lien senior secured loan ($7.6 par due 10/2024)	8.30% (Libor + 5.50%/Q)	10/1/2018	7.6	7.5	(2)(15)
					7.6	7.5
American Residential Services L.L.C.	Heating, ventilation and air conditioning services provider	Second lien senior secured loan ($67.0 par due 12/2022)	10.52% (Libor + 8.00%/M)	6/30/2014	66.8	66.3	(2)(15)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Second lien senior secured loan ($3.8 par due 12/2022)	10.47% (Libor + 8.00%/M)	6/30/2014	3.7	3.7	(2)(15)
					70.5	70.0
Capstone Logistics Acquisition, Inc. (19)	Outsourced supply chain solutions provider to operators of distribution centers	First lien senior secured revolving loan ($0.2 par due 4/2021)	9.00% (Base Rate + 3.50%/Q)	2/8/2018	0.2	0.2	(2)(15)(18)
Crown Health Care Laundry Services, LLC and Crown Laundry Holdings, LLC (6)(19)	Provider of outsourced healthcare linen management solutions	First lien senior secured revolving loan	—	3/13/2014	—	—	(17)
		First lien senior secured loan ($11.9 par due 12/2021)	9.27% (Libor + 6.75%/M)	4/6/2017	11.9	11.9	(2)(15)
		First lien senior secured loan ($12.0 par due 12/2021)	9.27% (Libor + 6.75%/M)	6/12/2018	12.0	12.0	(2)(15)
		First lien senior secured loan ($10.1 par due 12/2021)	9.27% (Libor + 6.75%/M)	3/13/2014	10.1	10.1	(3)(15)
		Class A preferred units (3,393,973 units)		3/13/2014	4.0	2.9	(2)
		Class B common units (377,108 units)		3/13/2014	0.4	2.2	(2)
					38.4	39.1
IMIA Holdings, Inc. (19)	Marine preservation maintenance company	First lien senior secured revolving loan	—	10/26/2018	—	—	(17)
		First lien senior secured loan ($2.8 par due 10/2024)	7.30% (Libor + 4.50%/Q)	10/26/2018	2.8	2.8	(2)(15)
		First lien senior secured loan ($18.0 par due 10/2024)	7.30% (Libor + 4.50%/Q)	10/26/2018	17.9	17.9	(3)(15)
					20.7	20.7
Magento, Inc. (19)	eCommerce platform provider for the retail industry	First lien senior secured revolving loan	—	2/8/2018	—	—	(17)
Massage Envy, LLC and ME Equity LLC (19)	Franchisor in the massage industry	First lien senior secured loan ($1.0 par due 12/2024)	9.40% (Libor + 6.75%/M)	1/24/2018	1.0	1.0	(2)(15)
		First lien senior secured loan ($0.5 par due 12/2024)	9.49% (Libor + 6.75%/M)	1/24/2018	0.5	0.5	(2)(15)
		First lien senior secured loan ($0.3 par due 12/2024)	9.52% (Libor + 6.75%/Q)	1/24/2018	0.3	0.3	(2)(15)
		First lien senior secured loan ($1.7 par due 12/2024)	9.53% (Libor + 6.75%/Q)	1/24/2018	1.7	1.7	(2)(15)
		First lien senior secured loan ($0.4 par due 12/2024)	9.46% (Libor + 6.75%/Q)	1/24/2018	0.4	0.4	(2)(15)
		First lien senior secured loan ($0.7 par due 12/2024)	9.44% (Libor + 6.75%/Q)	1/24/2018	0.7	0.7	(2)(15)
		First lien senior secured loan ($0.7 par due 12/2024)	9.55% (Libor + 6.75%/Q)	1/24/2018	0.7	0.7	(2)(15)
		First lien senior secured loan ($0.4 par due 7/2020)	9.53% (Libor + 6.75%/Q)	7/20/2018	0.4	0.4	(2)(15)
		First lien senior secured loan ($0.6 par due 9/2020)	9.49% (Libor + 6.75%/Q)	7/27/2017	0.6	0.6	(2)(15)
		First lien senior secured loan ($0.5 par due 9/2020)	9.49% (Libor + 6.75%/Q)	7/27/2017	0.5	0.5	(2)(15)
		First lien senior secured loan ($0.3 par due 9/2020)	9.44% (Libor + 6.75%/Q)	7/27/2017	0.3	0.3	(2)(15)
		First lien senior secured loan ($0.3 par due 9/2020)	9.49% (Libor + 6.75%/Q)	4/12/2017	0.3	0.3	(2)(15)
		First lien senior secured loan ($0.1 par due 9/2020)	9.55% (Libor + 6.75%/Q)	4/12/2017	0.1	0.1	(2)(15)
		First lien senior secured loan ($1.0 par due 9/2020)	9.50% (Libor + 6.75%/Q)	4/12/2017	1.0	1.0	(2)(15)
		First lien senior secured loan ($38.1 par due 9/2020)	9.46% (Libor + 6.75%/Q)	9/27/2012	38.1	38.1	(3)(15)
		First lien senior secured loan ($18.5 par due 9/2020)	9.46% (Libor + 6.75%/Q)	9/27/2012	18.5	18.5	(4)(15)
		Common stock (3,000,000 shares)		9/27/2012	3.0	6.2	(2)
					68.1	71.3

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Mckenzie Sports Products, LLC (19)	Designer, manufacturer and distributor of hunting-related supplies	First lien senior secured revolving loan ($2.2 par due 9/2020)	6.27% (Libor + 3.75%/M)	9/18/2014	2.2	2.2	(2)(15)
		First lien senior secured revolving loan ($0.7 par due 9/2020)	8.25% (Base Rate + 2.75%/M)	9/18/2014	0.7	0.7	(2)(15)
		First lien senior secured loan ($5.5 par due 9/2020)	8.27% (Libor + 5.75%/M)	9/18/2014	5.5	5.5	(3)(15)
		First lien senior secured loan ($84.5 par due 9/2020)	9.61% (Libor + 7.09%/M)	9/18/2014	84.5	84.5	(3)(11)(15)
					92.9	92.9
MSHC, Inc. (19)	Heating, ventilation and air conditioning services provider	First lien senior secured revolving loan ($1.6 par due 7/2022)	8.75% (Base Rate + 3.25%/Q)	7/31/2017	1.6	1.6	(2)(15)
		First lien senior secured loan ($1.0 par due 7/2023)	6.89% (Libor + 4.25%/Q)	7/31/2017	1.0	1.0	(2)(15)
		Second lien senior secured loan ($7.9 par due 7/2024)	10.78% (Libor + 8.25%/Q)	6/27/2018	7.9	7.9	(2)(15)
		Second lien senior secured loan ($9.8 par due 7/2024)	10.96% (Libor + 8.25%/Q)	6/27/2018	9.8	9.8	(2)(15)
		Second lien senior secured loan ($4.8 par due 7/2024)	11.05% (Libor + 8.25%/Q)	7/31/2017	4.8	4.8	(2)(15)
		Second lien senior secured loan ($46.0 par due 7/2024)	11.05% (Libor + 8.25%/Q)	7/31/2017	46.0	46.0	(2)(15)
					71.1	71.1
Osmose Utilities Services, Inc. (19)	Provider of structural integrity management services to transmission and distribution infrastructure	First lien senior secured revolving loan ($1.5 par due 8/2020)	10.50% (Base Rate + 5.00%/Q)	1/3/2017	1.5	1.5	(2)(15)(18)
		Second lien senior secured loan ($51.4 par due 8/2023)	10.55% (Libor + 7.75%/Q)	9/3/2015	50.7	51.4	(2)(15)
		Second lien senior secured loan ($34.0 par due 8/2023)	10.55% (Libor + 7.75%/Q)	1/3/2017	33.5	34.0	(2)(15)
					85.7	86.9
SecurAmerica, LLC, ERMC LLC, ERMC Of America, LLC, SecurAmerica Corporation, ERMC Aviation LLC, American Security Programs, Inc., USI LLC and Argenbright Holdings IV, LLC (19)	Provider of outsourced manned security guard services, outsourced facilities management and outsourced aviation services	First lien senior secured loan ($26.1 par due 12/2023)	9.23% (Libor + 6.75%/M)	12/21/2018	26.1	25.8	(2)(15)
Siteworx Holdings, LLC & Siteworx LLC (19)	Provider of design, web content management, eCommerce solutions and system integration	First lien senior secured revolving loan ($1.5 par due 1/2020)	6.75% (Base Rate + 1.25%/Q)	2/16/2018	1.5	1.5	(13)(15)
		First lien senior secured loan ($2.4 par due 1/2020)	8.31% (Libor + 5.50%/Q)	2/16/2018	2.4	2.4	(13)(15)
					3.9	3.9
SocialFlow, Inc.	Social media optimization platform provider	Warrant to purchase up to 215,331 shares of Series C preferred stock (expires 1/2026)		1/13/2016	—	—	(2)
SoundCloud Limited (8)	Platform for receiving, sending, and distributing music	Common stock (73,422 shares)		8/15/2017	0.4	0.7	(2)
Spin HoldCo Inc.	Laundry service and equipment provider	Second lien senior secured loan ($154.2 par due 5/2023)	10.19% (Libor + 7.50%/Q)	5/14/2013	154.2	152.6	(2)(15)
TDG Group Holding Company and TDG Co-Invest, LP (19)	Operator of multiple franchise concepts primarily related to home maintenance or repairs	First lien senior secured revolving loan ($0.0 par due 5/2024)	8.02% (Libor + 5.50%/M)	5/31/2018	—	—	(2)(15)(18)
		First lien senior secured loan ($3.2 par due 5/2024)	8.30% (Libor + 5.50%/Q)	5/31/2018	3.2	3.2	(2)(15)
		First lien senior secured loan ($9.3 par due 5/2024)	8.30% (Libor + 5.50%/Q)	5/31/2018	9.3	9.2	(3)(15)
		Preferred units (2,871,000 units)		5/31/2018	2.9	2.9	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Common units (29,000 units)		5/31/2018	—	—	(2)
					15.4	15.3
Tyden Group Holding Corp. (8)	Producer and marketer of global cargo security, product identification and traceability products and utility meter products	Preferred stock (46,276 shares)		1/3/2017	0.4	0.4
		Common stock (5,521,203 shares)		1/3/2017	2.0	5.6
					2.4	6.0
VLS Recovery Services, LLC (19)	Provider of commercial and industrial waste processing and disposal services	First lien senior secured revolving loan ($0.5 par due 10/2023)	8.46% (Libor + 6.00%/M)	10/17/2017	0.5	0.5	(2)(15)(18)
		First lien senior secured revolving loan ($1.1 par due 10/2023)	8.47% (Libor + 6.00%/M)	10/17/2017	1.1	1.1	(2)(15)(18)
		First lien senior secured revolving loan ($1.1 par due 10/2023)	8.38% (Libor + 6.00%/M)	10/17/2017	1.1	1.1	(2)(15)(18)
		First lien senior secured revolving loan ($0.5 par due 10/2023)	8.40% (Libor + 6.00%/M)	10/17/2017	0.5	0.5	(2)(15)(18)
		First lien senior secured loan ($5.1 par due 10/2023)	8.47% (Libor + 6.00%/M)	10/17/2017	5.1	5.1	(2)(15)
		First lien senior secured loan ($6.8 par due 10/2023)	8.46% (Libor + 6.00%/M)	10/17/2017	6.8	6.8	(2)(15)
					15.1	15.1
WASH Multifamily Acquisition Inc. and Coinamatic Canada Inc.	Laundry service and equipment provider	Second lien senior secured loan ($3.7 par due 5/2023)	9.52% (Libor + 7.00%/M)	5/14/2015	3.7	3.6	(2)(15)
		Second lien senior secured loan ($21.3 par due 5/2023)	9.52% (Libor + 7.00%/M)	5/14/2015	21.0	20.6	(2)(15)
					24.7	24.2
					697.4	703.3		9.64%
Power Generation
Alphabet Energy, Inc.	Technology developer to convert waste-heat into electricity	First lien senior secured loan ($3.5 par due 8/2017)		12/16/2013	2.9	—	(2)(14)
		Series 1B preferred stock (12,976 shares)		6/21/2016	0.2	—	(2)
		Warrant to purchase up to 125,000 shares of Series 2 preferred stock (expires 12/2023)		6/30/2016	0.1	—	(2)
					3.2	—
Apex Clean Energy Holdings, LLC (19)	Developer, builder and owner of utility-scale wind and solar power facilities	First lien senior secured revolving loan	—	12/12/2018	—	—	(17)
		First lien senior secured loan ($95.4 par due 9/2022)	9.55% (Libor + 6.75%/Q)	9/24/2018	95.4	94.5	(2)(15)
					95.4	94.5
CPV Maryland Holding Company II, LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($51.4 par due 12/2020)	6.00% Cash, 5.00% PIK	8/8/2014	51.4	46.8	(2)
DGH Borrower LLC (19)	Developer, owner and operator of quick start, small-scale natural gas-fired power generation projects	First lien senior secured loan ($47.2 par due 6/2023)	9.30% (Libor + 6.50%/Q)	6/8/2018	47.2	47.2	(2)(15)
Green Energy Partners, Stonewall LLC and Panda Stonewall Intermediate Holdings II LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($24.7 par due 11/2021)	8.30% (Libor + 5.50%/Q)	11/13/2014	24.6	24.2	(2)(15)
		Senior subordinated loan ($21.2 par due 12/2021)	8.00% Cash, 5.25% PIK	11/13/2014	21.2	20.4	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Senior subordinated loan ($99.0 par due 12/2021)	8.00% Cash, 5.25% PIK	11/13/2014	99.0	95.3	(2)
					144.8	139.9
Joule Unlimited Technologies, Inc. and Stichting Joule Global Foundation	Renewable fuel and chemical production developer	First lien senior secured loan ($7.8 par due 10/2018)		3/31/2015	5.8	—	(2)(14)
		Warrant to purchase up to 32,051 shares of Series C-2 preferred stock (expires 7/2023)		7/25/2013	—	—	(2)(8)
					5.8	—
Moxie Patriot LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($32.5 par due 12/2020)	8.55% (Libor + 5.75%/Q)	12/19/2013	32.4	31.9	(2)(15)
Navisun LLC and Navisun Holdings LLC (7)(19)	Owner and operater of commercial and industrial solar projects	First lien senior secured loan ($25.0 par due 11/2023)	8.00% PIK	11/15/2017	25.0	25.0	(2)
		Series A preferred units	10.50% PIK	11/15/2017	2.9	2.9	(2)
		Class A units (550 units)		11/15/2017	—	—
					27.9	27.9
Panda Liberty LLC (fka Moxie Liberty LLC)	Gas turbine power generation facilities operator	First lien senior secured loan ($49.6 par due 8/2020)	9.30% (Libor + 6.50%/Q)	4/6/2018	47.0	44.7	(2)(15)
		First lien senior secured loan ($34.0 par due 8/2020)	9.30% (Libor + 6.50%/Q)	8/21/2013	33.9	30.6	(2)(15)
					80.9	75.3
Panda Temple Power, LLC and T1 Power Holdings LLC (6)	Gas turbine power generation facilities operator	Second lien senior secured loan ($9.0 par due 2/2023)	10.46% (Libor + 8.00%/M)	3/6/2015	9.0	9.0	(2)(15)
		Class A Common units (616,122 shares)		3/6/2015	15.0	13.0	(2)
					24.0	22.0
PERC Holdings 1 LLC	Operator of recycled energy, combined heat and power, and energy efficiency facilities	Class B common units (21,653,543 units)		10/20/2014	21.7	34.7	(2)
Riverview Power LLC	Operator of natural gas and oil fired power generation facilities	First lien senior secured loan ($81.2 par due 12/2022)	10.80% (Libor + 8.00%/Q)	12/29/2016	79.7	81.2	(2)(15)
					614.4	601.4		8.24%
Restaurants and Food Services
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc. (7)(19)	Restaurant owner and operator	First lien senior secured loan ($4.3 par due 12/2018)	20.32% PIK (Libor + 18.00%/Q)	12/22/2016	4.3	4.3	(2)(15)
		First lien senior secured loan ($56.6 par due 12/2018)		11/27/2006	39.9	1.2	(2)(14)
		Promissory note ($31.8 par due 12/2023)		11/27/2006	13.8	—	(2)
		Warrant to purchase up to 0.95 units of Series D common stock (expires 12/2023)		12/18/2013	—	—	(2)
					58.0	5.5
Cipriani USA, Inc.	Manager and operator of banquet facilities, restaurants, hotels and other leisure properties	First lien senior secured loan ($3.0 par due 5/2023)	10.34% (Libor + 8.00%/M)	8/20/2018	3.0	3.0	(2)(15)
		First lien senior secured loan ($12.0 par due 5/2023)	10.35% (Libor + 8.00%/M)	11/5/2018	12.0	11.9	(2)(15)
		First lien senior secured loan ($3.0 par due 5/2023)	10.38% (Libor + 8.00%/M)	11/5/2018	3.0	3.0	(2)(15)
		First lien senior secured loan ($67.8 par due 5/2023)	10.34% (Libor + 8.00%/M)	5/30/2018	67.8	67.1	(2)(15)
					85.8	85.0

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Cozzini Bros., Inc. and BH-Sharp Holdings LP (19)	Provider of commercial knife sharpening and cutlery services in the restaurant industry	First lien senior secured revolving loan ($1.5 par due 3/2023)	8.02% (Libor + 5.50%/M)	3/10/2017	1.5	1.5	(2)(15)
		First lien senior secured loan ($6.6 par due 3/2023)	8.02% (Libor + 5.50%/M)	3/10/2017	6.6	6.6	(2)(15)
		First lien senior secured loan ($11.6 par due 3/2023)	8.02% (Libor + 5.50%/M)	3/10/2017	11.6	11.6	(4)(15)
		Common units (2,950,000 units)		3/10/2017	3.0	3.4	(2)
					22.7	23.1
FWR Holding Corporation (19)	Restaurant owner, operator, and franchisor	First lien senior secured revolving loan ($0.8 par due 8/2023)	10.25% (Base Rate + 4.75%/Q)	8/21/2017	0.8	0.8	(2)(15)(18)
		First lien senior secured loan ($0.5 par due 8/2023)	8.26% (Libor + 5.75%/M)	8/21/2017	0.5	0.5	(2)(15)
		First lien senior secured loan ($0.8 par due 8/2023)	8.26% (Libor + 5.75%/M)	8/21/2017	0.8	0.8	(2)(15)
		First lien senior secured loan ($4.0 par due 8/2023)	8.26% (Libor + 5.75%/M)	8/21/2017	4.0	4.0	(2)(15)
					6.1	6.1
Garden Fresh Restaurant Corp. and GFRC Holdings LLC (19)	Restaurant owner and operator	First lien senior secured revolving loan	—	2/1/2017	—	—	(17)
		First lien senior secured loan ($23.9 par due 2/2022)	10.39% (Libor + 8.00%/S)	10/3/2013	23.9	23.9	(2)(15)
					23.9	23.9
Heritage Food Service Group, Inc. and WCI-HFG Holdings, LLC	Distributor of repair and replacement parts for commercial kitchen equipment	Second lien senior secured loan ($31.6 par due 10/2022)	11.00% (Libor + 8.50%/S)	10/20/2015	31.6	31.6	(2)(15)
		Preferred units (3,000,000 units)		10/20/2015	3.0	4.5	(2)
					34.6	36.1
Jim N Nicks Management, LLC (19)	Restaurant owner and operator	First lien senior secured revolving loan ($2.8 par due 7/2023)	8.05% (Libor + 5.25%/Q)	7/10/2017	2.8	2.7	(2)(15)
		First lien senior secured loan ($1.2 par due 7/2023)	8.05% (Libor + 5.25%/Q)	7/10/2017	1.2	1.1	(2)(15)
		First lien senior secured loan ($14.0 par due 7/2023)	8.05% (Libor + 5.25%/Q)	7/10/2017	14.0	13.5	(4)(15)
					18.0	17.3
Orion Foods, LLC (7)	Convenience food service retailer	First lien senior secured loan ($1.2 par due 9/2015)		4/1/2010	1.2	0.5	(2)(14)
		Second lien senior secured loan ($19.4 par due 9/2015)		4/1/2010	—	—	(2)(14)
		Preferred units (10,000 units)		10/28/2010	—	—	(2)
		Class A common units (25,001 units)		4/1/2010	—	—	(2)
		Class B common units (1,122,452 units)		4/1/2010	—	—	(2)
					1.2	0.5
OTG Management, LLC (19)	Airport restaurant operator	First lien senior secured revolving loan ($1.6 par due 8/2021)	9.65% (Libor + 7.00%/Q)	8/26/2016	1.6	1.6	(2)(15)
		First lien senior secured revolving loan ($8.4 par due 8/2021)	9.41% (Libor + 7.00%/Q)	8/26/2016	8.4	8.4	(2)(15)
		First lien senior secured loan ($4.7 par due 8/2021)	9.61% (Libor + 7.00%/Q)	8/26/2016	4.7	4.7	(2)(15)
		First lien senior secured loan ($2.2 par due 8/2021)	9.60% (Libor + 7.00%/Q)	8/26/2016	2.2	2.2	(2)(15)
		First lien senior secured loan ($2.2 par due 8/2021)	9.71% (Libor + 7.00%/Q)	8/26/2016	2.2	2.2	(2)(15)
		First lien senior secured loan ($6.1 par due 8/2021)	9.51% (Libor + 7.00%/Q)	8/26/2016	6.1	6.1	(2)(15)
		First lien senior secured loan ($4.9 par due 8/2021)	9.54% (Libor + 7.00%/Q)	8/26/2016	4.9	4.9	(2)(15)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($0.7 par due 8/2021)	9.41% (Libor + 7.00%/Q)	8/26/2016	0.7	0.7	(2)(15)
		First lien senior secured loan ($1.8 par due 8/2021)	9.78% (Libor + 7.00%/Q)	8/26/2016	1.8	1.8	(2)(15)
		First lien senior secured loan ($1.0 par due 8/2021)	9.43% (Libor + 7.00%/Q)	8/26/2016	1.0	1.0	(2)(15)
		First lien senior secured loan ($1.9 par due 8/2021)	9.41% (Libor + 7.00%/Q)	10/10/2018	1.9	1.9	(2)(15)
		First lien senior secured loan ($0.7 par due 8/2021)	9.61% (Libor + 7.00%/Q)	10/10/2018	0.7	0.7	(2)(15)
		First lien senior secured loan ($0.7 par due 8/2021)	9.78% (Libor + 7.00%/Q)	10/10/2018	0.7	0.7	(2)(15)
		First lien senior secured loan ($48.9 par due 8/2021)	9.40% (Libor + 7.00%/Q)	8/26/2016	48.9	48.9	(3)(15)
		First lien senior secured loan ($48.9 par due 8/2021)	9.54% (Libor + 7.00%/Q)	8/26/2016	48.9	48.9	(3)(15)
		Senior subordinated loan ($30.1 par due 2/2022)	13.00% PIK	8/26/2016	30.0	30.1	(2)
		Class A preferred units (3,000,000 units)		8/26/2016	30.0	39.5	(2)
		Common units (3,000,000 units)		1/5/2011	3.0	9.2	(2)
		Warrant to purchase up to 7.73% of common units		6/19/2008	0.1	20.3	(2)
					197.8	233.8
SFE Intermediate Holdco LLC (19)	Provider of outsourced foodservice to K-12 school districts	First lien senior secured loan ($10.8 par due 7/2024)	7.50% (Libor + 4.75%/Q)	9/5/2018	10.8	10.8	(2)(15)
		First lien senior secured loan ($6.7 par due 7/2024)	7.28% (Libor + 4.75%/Q)	7/31/2017	6.7	6.7	(4)(15)
					17.5	17.5
Spectra Finance, LLC (19)	Venue management and food and beverage provider	First lien senior secured revolving loan ($5.4 par due 4/2023)	6.39% (Libor + 4.00%/M)	4/2/2018	5.4	5.4	(2)(15)(18)
		First lien senior secured loan ($19.0 par due 4/2024)	7.05% (Libor + 4.25%/Q)	4/2/2018	19.0	19.0	(2)(15)
					24.4	24.4
					490.0	473.2		6.49%
Oil and Gas
Murchison Oil and Gas, LLC and Murchison Holdings, LLC (19)	Exploration and production company	First lien senior secured loan ($5.0 par due 10/2023)	10.80% (Libor + 8.00%/Q)	10/26/2018	5.0	5.0	(2)(15)
		First lien senior secured loan ($21.7 par due 10/2023)	10.80% (Libor + 8.00%/Q)	10/26/2018	21.1	21.5	(2)(15)
		Preferred units (21,667 units)		10/26/2018	21.7	21.7
					47.8	48.2
Penn Virginia Holding Corp.	Exploration and production company	Second lien senior secured loan ($90.1 par due 9/2022)	9.53% (Libor + 7.00%/M)	9/28/2017	90.1	90.1	(2)(15)
Petroflow Energy Corporation and TexOak Petro Holdings LLC (6)	Oil and gas exploration and production company	First lien senior secured loan ($10.3 par due 6/2019)		6/29/2016	8.5	8.3	(2)(14)
		Second lien senior secured loan ($26.6 par due 12/2019)		6/29/2016	21.9	—	(2)(14)
		Common units (202,000 units)		6/29/2016	11.1	—
					41.5	8.3
Sundance Energy, Inc.	Oil and gas producer	Second lien senior secured loan ($60.7 par due 4/2023)	10.81% (Libor + 8.00%/Q)	4/23/2018	59.7	60.7	(2)(15)
Utility Pipeline, Ltd. (19)	Natural gas distribution management company	First lien senior secured revolving loan ($0.1 par due 4/2022)	6.69% (Libor + 4.00%/Q)	2/8/2018	0.1	0.1	(2)(15)
VPROP Operating, LLC and Vista Proppants and Logistics, LLC	Sand-based proppant producer and distributor to the oil and natural gas industry	First lien senior secured loan ($28.5 par due 8/2021)	12.24% (Libor + 8.50% Cash, 1.00% PIK/Q)	8/1/2017	28.4	28.5	(2)(15)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($35.6 par due 8/2021)	12.24% (Libor + 8.50% Cash, 1.00% PIK/Q)	11/9/2017	35.6	35.6	(2)(15)
		First lien senior secured loan ($15.3 par due 8/2021)	12.24% (Libor + 8.50% Cash, 1.00% PIK/Q)	3/1/2017	15.3	15.3	(2)(15)
		First lien senior secured loan ($76.3 par due 8/2021)	12.24% (Libor + 8.50% Cash, 1.00% PIK/Q)	3/1/2017	76.3	76.3	(3)(15)
		Common units (997,864 units)		11/9/2017	9.7	9.6	(2)
					165.3	165.3
					404.5	372.7		5.11%
Food and Beverage
American Seafoods Group LLC and American Seafoods Partners LLC	Harvester and processor of seafood	Class A units (77,922 units)		8/19/2015	0.1	0.2	(2)
		Warrant to purchase up to 7,422,078 Class A units (expires 8/2035)		8/19/2015	7.4	15.6	(2)
					7.5	15.8
CHG PPC Parent LLC	Diversified food products manufacturer	Second lien senior secured loan ($60.5 par due 3/2026)	10.02% (Libor + 7.50%/M)	3/30/2018	60.5	59.9	(2)(15)
Edward Don & Company, LLC and VCP-EDC Co-Invest, LLC	Distributor of foodservice equipment and supplies	Membership units (2,970,000 units)		6/9/2017	3.0	4.2
Ferraro Fine Foods Corp. and Italian Fine Foods Holdings L.P. (19)	Specialty Italian food distributor	First lien senior secured revolving loan ($1.3 par due 5/2023)	6.85% (Libor + 4.25%/Q)	5/9/2018	1.3	1.3	(2)(15)
		First lien senior secured loan ($0.7 par due 5/2024)	7.02% (Libor + 4.25%/Q)	12/7/2018	0.7	0.7	(2)(15)
		First lien senior secured loan ($9.4 par due 5/2024)	6.85% (Libor + 4.25%/Q)	5/9/2018	9.4	9.4	(2)(15)
		Class A common units (2,724,000 units)		5/9/2018	2.7	3.1	(2)
					14.1	14.5
Gehl Foods, LLC and GF Parent LLC	Producer of low-acid, aseptic food and beverage products	Class A preferred units		5/13/2015	2.9	—	(2)
		Class A common units (60,000 units)		5/13/2015	0.1	—	(2)
		Class B common units (0.26 units)		5/13/2015	—	—	(2)
					3.0	—
H-Food Holdings, LLC and Matterhorn Parent, LLC	Food contract manufacturer	First lien senior secured loan ($30.9 par due 5/2025)	6.52% (Libor + 4.00%/M)	11/25/2018	30.6	30.0	(2)(15)
		Second lien senior secured loan ($73.0 par due 3/2026)	9.51% (Libor + 7.00%/M)	11/25/2018	73.0	71.6	(2)(15)
		Common units (5,827 units)		11/25/2018	5.8	5.8
					109.4	107.4
Hometown Food Company (19)	Food distributor	First lien senior secured loan ($9.3 par due 8/2023)	7.78% (Libor + 5.25%/M)	8/31/2018	9.1	9.2	(2)(15)
JWC/KI Holdings, LLC	Foodservice sales and marketing agency	Membership units (5,000 units)		11/16/2015	5.0	5.3	(2)
KC Culinarte Intermediate, LLC	Manufacturer of fresh refrigerated and frozen food products	Second lien senior secured loan ($35.7 par due 8/2026)	10.26% (Libor + 7.75%/M)	8/24/2018	35.7	35.1	(2)(15)
NECCO Holdings, Inc. and New England Confectionery Company, Inc. (7)(19)	Producer and supplier of candy	First lien senior secured revolving loan ($19.9 par due 1/2018)	—	1/3/2017	7.9	2.9	(14)
		First lien senior secured loan ($2.2 par due 8/2018)		11/20/2017	2.1	—	(14)
		First lien senior secured loan ($11.6 par due 1/2018)		1/3/2017	0.9	1.6	(14)
		First lien senior secured loan ($0.7 par due 11/2018)		11/20/2017	0.7	0.1	(14)
		Common stock (860,189 shares)		1/3/2017	—	—
					11.6	4.6

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
PCM Bmark, Inc. and BakeMark Holdings, Inc.	Manufacturer and distributor of specialty bakery ingredients	First lien senior secured loan ($0.6 par due 8/2023)	7.77% (Libor + 5.25%/M)	5/9/2018	0.6	0.6	(2)(15)
RF HP SCF Investor, LLC (9)	Branded specialty food company	Membership interest (10.08% interest)		12/22/2016	12.5	16.2	(2)
Sovos Brands Intermediate, Inc. (19)	Food and beverage platform	First lien senior secured loan ($16.9 par due 11/2025)	7.64% (Libor + 5.00%/S)	11/20/2018	16.7	16.7	(2)(15)
Teasdale Foods, Inc. (19)	Provider of beans, sauces and hominy to the retail, foodservice and wholesale channels	First lien senior secured revolving loan ($0.6 par due 10/2020)	7.72% (Libor + 5.25%/M)	6/30/2017	0.6	0.5	(2)(15)
		First lien senior secured revolving loan ($0.1 par due 10/2020)	9.75% (Base Rate + 4.25%/M)	6/30/2017	0.1	0.1	(2)(15)
		First lien senior secured loan ($0.6 par due 10/2020)	7.65% (Libor + 5.25%/Q)	6/26/2018	0.6	0.6	(2)(15)
		Second lien senior secured loan ($33.6 par due 10/2021)	11.28% (Libor + 8.75%/Q)	1/3/2017	33.6	28.9	(2)(15)
		Second lien senior secured loan ($31.5 par due 10/2021)	11.28% (Libor + 8.75%/Q)	1/3/2017	31.5	27.1	(2)(15)
		Second lien senior secured loan ($21.3 par due 10/2021)	11.24% (Libor + 8.75%/Q)	1/3/2017	21.3	18.3	(2)(15)
					87.7	75.5
					376.4	365.0		5.00%
Automotive Services
A.U.L. Corp. (19)	Provider of vehicle service contracts and limited warranties for passenger vehicles	First lien senior secured loan ($7.0 par due 6/2023)	7.06% (Libor + 4.50%/M)	6/7/2017	7.0	7.0	(2)(15)
AEP Holdings, Inc. and Arrowhead Holdco Company	Distributor of non-discretionary, mission-critical aftermarket replacement parts	First lien senior secured loan ($0.1 par due 8/2021)	8.35% (Libor + 6.00%/S)	6/28/2018	0.1	0.1	(2)(15)
		First lien senior secured loan ($27.4 par due 8/2021)	8.51% (Libor + 6.00%/S)	6/28/2018	27.3	26.8	(2)(15)
		Common stock (3,467 shares)		8/31/2015	3.5	2.7	(2)
					30.9	29.6
ChargePoint, Inc.	Developer and operator of electric vehicle charging stations	Warrant to purchase up to 809,126 shares of Series E preferred stock (expires 12/2024)		12/30/2014	0.3	2.8	(2)
Dent Wizard International Corporation and DWH Equity Investors, L.P.	Automotive reconditioning services	Second lien senior secured loan ($50.0 par due 10/2020)	10.51% (Libor + 8.00%/M)	4/7/2015	50.0	50.0	(2)(15)
		Class A common stock (10,000 shares)		4/7/2015	0.2	0.6	(2)
		Class B common stock (20,000 shares)		4/7/2015	0.4	1.3	(2)
					50.6	51.9
Eckler Industries, Inc. and Eckler Purchaser LLC (7)(19)	Restoration parts and accessories provider for classic automobiles	First lien senior secured revolving loan ($1.3 par due 5/2022)	12.00%	7/12/2012	1.3	1.3	(2)
		First lien senior secured loan ($18.3 par due 5/2022)	12.00%	7/12/2012	18.1	18.3	(2)
		Class A preferred units (67,972 units)		7/12/2012	15.9	3.2	(2)
		Class A common units (67,972 units)		7/12/2012	0.5	—	(2)
					35.8	22.8
ESCP PPG Holdings, LLC (6)	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	Class A units (3,500,000 units)		12/14/2016	3.5	2.4	(2)
GB Auto Service Holdings, LLC (19)	Automotive parts and repair services retailer	First lien senior secured loan ($22.4 par due 10/2024)	8.47% (Libor + 6.00%/M)	10/19/2018	22.4	22.2	(3)(15)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Common units (3,700,000 units)		10/19/2018	4.6	4.6	(2)
					27.0	26.8
Mavis Tire Express Services Corp. and Mavis Tire Express Services TopCo, L.P. (19)	Auto parts retailer	Second lien senior secured loan ($1.4 par due 3/2026)	9.97% (Libor + 7.50%/M)	3/20/2018	1.4	1.4	(2)(15)
		Second lien senior secured loan ($153.9 par due 3/2026)	9.97% (Libor + 7.50%/M)	3/20/2018	151.7	152.4	(2)(15)
		Class A units (12,400,000 units)		3/20/2018	12.4	13.0	(2)
					165.5	166.8
Simpson Performance Products, Inc.	Provider of motorsports safety equipment	First lien senior secured loan ($28.3 par due 2/2020)	10.28% (Libor + 7.48%/Q)	2/20/2015	28.3	28.3	(3)(15)
SK SPV IV, LLC	Collision repair site operator	Series A common stock (12,500 units)		8/18/2014	0.6	2.5	(2)
		Series B common stock (12,500 units)		8/18/2014	0.6	2.5	(2)
					1.2	5.0
					350.1	343.4		4.71%
Wholesale Distribution
DFS Holding Company, Inc.	Distributor of maintenance, repair, and operations parts, supplies, and equipment to the foodservice industry	First lien senior secured loan ($4.6 par due 2/2022)	8.27% (Libor + 5.75%/M)	3/1/2017	4.6	4.5	(2)(15)
		First lien senior secured loan ($85.8 par due 2/2022)	8.27% (Libor + 5.75%/M)	7/26/2017	85.8	83.2	(2)(15)
		First lien senior secured loan ($93.5 par due 2/2022)	8.27% (Libor + 5.75%/M)	7/26/2017	93.5	90.7	(3)(15)
					183.9	178.4
Flow Control Solutions, Inc. (19)	Distributor and manufacturer of flow control systems components	First lien senior secured revolving loan ($0.4 par due 11/2024)	8.05% (Libor + 5.25%/Q)	11/21/2018	0.4	0.4	(2)(15)
		First lien senior secured loan ($13.7 par due 11/2024)	8.05% (Libor + 5.25%/Q)	11/21/2018	13.7	13.6	(3)(15)
					14.1	14.0
KHC Holdings, Inc. and Kele Holdco, Inc. (19)	Catalog-based distribution services provider for building automation systems	First lien senior secured revolving loan ($0.7 par due 10/2020)	6.76% (Libor + 4.25%/M)	1/3/2017	0.7	0.7	(2)(15)
		First lien senior secured loan ($66.0 par due 10/2022)	8.80% (Libor + 6.00%/Q)	1/3/2017	66.0	66.0	(3)(15)
		Common stock (30,000 shares)		1/3/2017	3.1	3.3
					69.8	70.0
PetIQ, LLC	Distributor and manufacturer of pet prescription medications and health products	First lien senior secured revolving loan ($17.9 par due 1/2023)	7.60% (Libor + 5.25%/M)	1/17/2018	17.9	17.9	(2)(15)
					285.7	280.3		3.84%
Education
Excelligence Holdings Corp.	Developer, manufacturer and retailer of educational products	First lien senior secured loan ($9.3 par due 4/2023)	8.52% (Libor + 6.00%/M)	4/17/2017	9.3	8.0	(4)(15)
Flinn Scientific, Inc. and WCI-Quantum Holdings, Inc. (19)	Distributor of instructional products, services and resources	First lien senior secured loan ($20.9 par due 8/2023)	7.55% (Libor + 4.75%/Q)	7/26/2017	20.9	20.9	(2)(15)
		First lien senior secured loan ($25.4 par due 8/2023)	7.53% (Libor + 4.75%/Q)	7/26/2017	25.4	25.4	(2)(15)
		First lien senior secured loan ($0.1 par due 8/2023)	9.25% (Base Rate + 3.75%/Q)	7/26/2017	0.1	0.1	(2)(15)
		First lien senior secured loan ($11.2 par due 8/2023)	7.58% (Libor + 4.75%/Q)	8/31/2018	11.2	11.2	(2)(15)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Series A preferred stock (1,272 shares)		10/24/2014	0.7	1.0	(2)
					58.3	58.6
Frontline Technologies Group Holding LLC, Frontline Technologies Blocker Buyer, Inc., Frontline Technologies Holdings, LLC and Frontline Technologies Parent, LLC (19)	Provider of human capital management (“HCM”) and SaaS-based software solutions to employees and administrators of K-12 school organizations	First lien senior secured loan ($19.4 par due 9/2023)	9.02% (Libor + 6.50%/M)	9/19/2017	19.1	19.4	(2)(15)
		Class A preferred units (4,574 units)		9/18/2017	4.6	5.6
		Class B common units		9/18/2017	—	0.8
					23.7	25.8
Infilaw Holding, LLC (19)	Operator of for-profit law schools	First lien senior secured revolving loan ($5.0 par due 9/2022)		8/25/2011	4.2	—	(2)(14)(18)
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	Private school operator	First lien senior secured loan ($12.3 par due 10/2020)		10/31/2015	12.3	12.3	(2)
		Senior preferred series A-1 shares (163,902 shares)		10/31/2015	119.4	18.2	(2)
		Series B preferred stock (1,401,385 shares)		8/5/2010	4.0	—	(2)
		Series B preferred stock (348,615 shares)		8/5/2010	1.0	—	(2)
		Series C preferred stock (1,994,644 shares)		6/7/2010	0.5	—	(2)
		Series C preferred stock (517,942 shares)		6/7/2010	0.1	—	(2)
		Common stock (16 shares)		6/7/2010	—	—	(2)
		Common stock (4 shares)		6/7/2010	—	—	(2)
					137.3	30.5
Liaison Acquisition, LLC (19)	Provider of centralized applications services to educational associations	Second lien senior secured loan ($5.3 par due 8/2023)	11.72% (Libor + 9.25%/M)	2/9/2017	5.2	5.3	(2)(15)
PIH Corporation and Primrose Holding Corporation (6)(19)	Franchisor of education-based early childhood centers	First lien senior secured revolving loan ($1.0 par due 12/2020)	7.88% (Libor + 5.50%/M)	12/13/2013	1.0	1.0	(2)(15)
		First lien senior secured loan ($1.6 par due 12/2020)	7.85% (Libor + 5.50%/M)	12/15/2017	1.6	1.6	(2)(15)
		Common stock (7,227 shares)		1/3/2017	10.7	23.0
					13.3	25.6
R3 Education Inc., Equinox EIC Partners LLC and Sierra Education Finance Corp.	Medical school operator	Common membership interest (15.76% interest)		9/21/2007	15.8	15.8	(2)
		Warrant to purchase up to 27,890 shares (expires 11/2019)		12/8/2009	—	7.5	(2)
					15.8	23.3
Raptor Technologies, LLC and Rocket Parent, LLC (19)	Provider of SaaS-based safety and security software to the K-12 school market	First lien senior secured loan ($16.1 par due 12/2024)	8.46% (Libor + 6.00%/M)	12/17/2018	16.1	15.9	(2)(15)
		Class A common units (2,294,000 units)		12/17/2018	2.3	2.3
					18.4	18.2
Regent Education, Inc.	Provider of software solutions designed to optimize the financial aid and enrollment processes	Warrant to purchase up to 987 shares of common stock (expires 12/2026)		12/23/2016	—	—	(2)
		Warrant to purchase up to 5,393,194 shares of common stock (expires 12/2026)		12/23/2016	—	—	(2)
					—	—

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
RuffaloCODY, LLC (19)	Provider of student fundraising and enrollment management services	First lien senior secured revolving loan	—	5/29/2013	—	—	(2)(17)
Severin Acquisition, LLC (19)	Provider of student information system software solutions to the K-12 education market	Second lien senior secured loan ($80.0 par due 8/2026)	9.13% (Libor + 6.75%/M)	6/12/2018	79.2	77.6	(2)(15)
					364.7	272.9		3.74%
Containers and Packaging
GS Pretium Holdings, Inc.	Manufacturer and supplier of high performance plastic containers	Common stock (500,000 shares)		6/2/2014	0.5	1.0	(2)
LBP Intermediate Holdings LLC (19)	Manufacturer of paper and corrugated foodservice packaging	First lien senior secured revolving loan	—	7/10/2015	—	—	(17)
		First lien senior secured loan ($11.5 par due 7/2020)	8.12% (Libor + 5.50%/Q)	11/13/2018	11.4	11.3	(2)(15)
		First lien senior secured loan ($11.8 par due 7/2020)	8.30% (Libor + 5.50%/Q)	7/10/2015	11.7	11.7	(3)(15)
		First lien senior secured loan ($5.0 par due 7/2020)	8.30% (Libor + 5.50%/Q)	7/10/2015	5.0	4.9	(4)(15)
					28.1	27.9
Microstar Logistics LLC, Microstar Global Asset Management LLC, and MStar Holding Corporation	Keg management solutions provider	Second lien senior secured loan ($57.5 par due 8/2021)	10.02% (Libor + 7.50%/M)	12/14/2012	57.5	57.5	(2)(15)
		Second lien senior secured loan ($75.0 par due 8/2021)	10.02% (Libor + 7.50%/M)	12/14/2012	75.0	75.0	(3)(15)
		Second lien senior secured loan ($10.0 par due 8/2021)	10.02% (Libor + 7.50%/M)	12/14/2012	10.0	10.0	(4)(15)
		Common stock (54,710 shares)		12/14/2012	4.9	8.2	(2)
					147.4	150.7
NSI Holdings, Inc. (6)	Manufacturer of plastic containers for the wholesale nursery industry	Series A preferred stock (2,192 shares)		1/3/2017	—	—
Ranpak Corp.	Manufacturer and marketer of paper-based protective packaging systems and materials	Second lien senior secured loan ($8.0 par due 10/2022)	9.71% (Libor + 7.25%/M)	1/3/2017	7.8	8.0	(2)(15)
SCI PH Parent, Inc.	Industrial container manufacturer, reconditioner and servicer	Series B shares (11.4764 shares)		8/24/2018	1.1	1.8	(2)
					184.9	189.4		2.60%
Environmental Services
MPH Energy Holdings, LP	Operator of municipal recycling facilities	Limited partnership interest (3.13% interest)		1/8/2014	—	—	(2)
RE Community Holdings GP, LLC and RE Community Holdings, LP	Operator of municipal recycling facilities	Limited partnership interest (2.86% interest)		3/1/2011	—	—	(2)
		Limited partnership interest (2.49% interest)		3/1/2011	—	—	(2)
					—	—
Soil Safe, Inc. and Soil Safe Acquisition Corp. (7)(19)	Provider of soil treatment, recycling and placement services	First lien senior secured revolving loan	—	1/3/2017	—	—	(17)
		First lien senior secured loan ($18.0 par due 1/2020)	8.77% (Libor + 6.25%/M)	1/3/2017	18.0	18.0	(2)(15)
		Second lien senior secured loan ($12.7 par due 6/2020)	10.75% (Libor + 7.75%/M)	1/3/2017	12.7	12.7	(2)(15)
		Senior subordinated loan ($43.4 par due 12/2020)	16.50% PIK	1/3/2017	43.4	43.4	(2)
		Senior subordinated loan ($36.5 par due 12/2020)	14.50% PIK	1/3/2017	36.5	36.5	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Senior subordinated loan ($36.4 par due 12/2020)		1/3/2017	11.5	10.2	(2)(14)
		Common stock (810 shares)		1/3/2017	—	—
					122.1	120.8
					122.1	120.8		1.66%
Aerospace and Defense
Cadence Aerospace, LLC (19)	Aerospace precision components manufacturer	First lien senior secured revolving loan	—	11/14/2017	—	—	(17)
		First lien senior secured loan ($32.2 par due 11/2023)	9.11% (Libor + 6.50%/Q)	11/14/2017	31.9	32.2	(3)(15)
		First lien senior secured loan ($10.0 par due 11/2023)	8.91% (Libor + 6.50%/Q)	7/5/2018	10.0	10.0	(2)(15)
					41.9	42.2
MB Aerospace Holdings II Corp.	Aerospace engine components manufacturer	Second lien senior secured loan ($68.4 par due 1/2026)	11.30% (Libor + 8.50%/Q)	1/22/2018	68.4	68.4	(2)(15)
					110.3	110.6		1.52%
Chemicals
AMZ Holding Corp. (19)	Specialty chemicals manufacturer	First lien senior secured loan ($12.0 par due 6/2022)	7.52% (Libor + 5.00%/M)	6/27/2017	12.0	12.0	(4)(15)
Genomatica, Inc.	Developer of a biotechnology platform for the production of chemical products	Warrant to purchase 322,422 shares of Series D preferred stock (expires 3/2023)		3/28/2013	—	—	(2)
Plaskolite PPC Intermediate II LLC and Plaskolite PPC Blocker LLC	Manufacturer of specialized acrylic and polycarbonate sheets	First lien senior secured loan ($25.0 par due 12/2025)	6.69% (Libor + 4.25%/Q)	12/14/2018	24.5	24.5	(2)(15)
		Second lien senior secured loan ($55.7 par due 12/2026)	10.19% (Libor + 7.75%/M)	12/14/2018	55.7	54.6	(2)(15)
		Co-Invest units (5,969 units)		12/14/2018	0.6	0.6
					80.8	79.7
					92.8	91.7		1.26%
Printing, Publishing and Media
Connoisseur Media, LLC	Owner and operator of radio stations	First lien senior secured loan ($13.5 par due 6/2019)	8.80% (Libor + 6.38%/Q)	7/26/2017	13.5	13.5	(2)(15)
		First lien senior secured loan ($23.6 par due 6/2019)	8.90% (Libor + 6.38%/Q)	7/26/2017	23.6	23.6	(2)(15)
		First lien senior secured loan ($10.1 par due 6/2019)	8.90% (Libor + 6.38%/Q)	7/26/2017	10.1	10.1	(4)(15)
					47.2	47.2
Roark-Money Mailer LLC	Marketer, advertiser and distributor of coupons in the mail industry	Membership units (35,000 units)		1/3/2017	—	—
The Teaching Company Holdings, Inc.	Education publications provider	Preferred stock (10,663 shares)		9/29/2006	1.1	—	(2)
		Common stock (15,393 shares)		9/29/2006	—	—	(2)
					1.1	—
					48.3	47.2		0.65%
Computers and Electronics
Everspin Technologies, Inc.	Designer and manufacturer of computer memory solutions	Warrant to purchase up to 18,461 shares of common stock (expires 10/2026)		10/7/2016	0.4	—	(2)(22)
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation (7)	Provider of high-speed intelligent document scanning hardware and software	Senior subordinated loan ($8.3 par due 6/2022)	14.00%	1/3/2017	8.1	8.3	(2)
		Senior subordinated loan ($8.3 par due 6/2022)	14.00%	1/3/2017	8.1	8.3	(2)
		Series A preferred stock (66,424,135 shares)		1/3/2017	—	8.0

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Class A common stock (33,173 shares)		1/3/2017	—	—
		Class B common stock (134,214 shares)		1/3/2017	—	—
					16.2	24.6
Zemax Software Holdings, LLC (19)	Provider of optical illumination design software to design engineers	First lien senior secured loan ($17.0 par due 6/2024)	8.55% (Libor + 5.75%/Q)	6/25/2018	17.0	16.9	(3)(15)
					33.6	41.5		0.57%
Farming and Agriculture
QC Supply, LLC (19)	Specialty distributor and solutions provider to the swine and poultry markets	First lien senior secured revolving loan ($9.0 par due 12/2021)	8.52% (Libor + 6.00%/M)	12/29/2016	9.0	8.5	(2)(15)
		First lien senior secured loan ($8.7 par due 12/2022)	8.52% (Libor + 6.00%/M)	12/29/2016	8.7	8.2	(2)(15)
		First lien senior secured loan ($11.1 par due 12/2022)	8.52% (Libor + 6.00%/M)	12/29/2016	11.1	10.5	(2)(15)
		First lien senior secured loan ($14.7 par due 12/2022)	8.52% (Libor + 6.00%/M)	12/29/2016	14.7	13.9	(4)(15)
					43.5	41.1
					43.5	41.1		0.56%
Retail
Paper Source, Inc. and Pine Holdings, Inc. (19)	Retailer of fine and artisanal paper products	First lien senior secured revolving loan ($1.9 par due 9/2019)	10.50% (Base Rate + 5.00%/Q)	9/23/2013	1.9	1.9	(2)(15)
		First lien senior secured loan ($9.3 par due 9/2019)	9.05% (Libor + 6.25%/Q)	9/23/2013	9.3	9.2	(4)(15)
		Class A common stock (36,364 shares)		9/23/2013	6.0	2.2	(2)
					17.2	13.3
					17.2	13.3		0.18%
Health Clubs
Athletic Club Holdings, Inc.	Premier health club operator	First lien senior secured loan ($3.2 par due 10/2020)	10.84% (Libor + 8.50%/Q)	10/11/2007	3.2	3.2	(3)(15)
CFW Co-Invest, L.P. and NCP Curves, L.P.	Health club franchisor	Limited partnership interest (4,152,165 shares)		7/31/2012	4.2	10.7	(2)
		Limited partnership interest (2,218,235 shares)		7/31/2012	—	—	(2)(8)
					4.2	10.7
Movati Athletic (Group) Inc. (8)(19)	Premier health club operator	First lien senior secured loan ($0.5 par due 10/2022)	6.50% (CIBOR + 4.50%/Q)	10/5/2017	0.6	0.5	(2)(15)
		First lien senior secured loan ($2.8 par due 10/2022)	6.50% (CIBOR + 4.50%/Q)	10/5/2017	3.0	2.8	(2)(15)
					3.6	3.3
Sunshine Sub, LLC (19)	Premier health club operator	First lien senior secured loan ($9.8 par due 5/2024)	7.27% (Libor + 4.75%/M)	5/25/2018	9.8	9.7	(2)(15)
Taymax Group Acquisition, LLC and TCP Fit Parent, L.P. (19)	Planet Fitness franchisee	First lien senior secured revolving loan ($0.1 par due 7/2024)	7.10% (Libor + 4.75%/M)	7/31/2018	0.1	0.1	(2)(15)
		First lien senior secured revolving loan ($0.1 par due 7/2024)	6.89% (Libor + 4.75%/M)	7/31/2018	0.1	0.1	(2)(15)
		First lien senior secured loan ($4.3 par due 7/2025)	7.55% (Libor + 4.75%/Q)	7/31/2018	4.3	4.2	(2)(15)
		Class A units (30,000 units)		7/31/2018	3.0	3.3
					7.5	7.7
					28.3	34.6		0.47%
Hotel Services
Pyramid Management Advisors, LLC and Pyramid Investors, LLC (19)	Hotel Operator	First lien senior secured revolving loan ($1.7 par due 7/2021)	9.21% (Libor + 6.75%/M)	4/12/2018	1.7	1.7	(2)(15)(18)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured revolving loan ($0.1 par due 7/2021)	9.27% (Libor + 6.75%/M)	4/12/2018	0.1	0.1	(2)(15)(18)
		First lien senior secured loan ($1.5 par due 7/2021)	9.27% (Libor + 6.75%/M)	4/12/2018	1.5	1.5	(2)(15)
		First lien senior secured loan ($17.0 par due 7/2021)	9.27% (Libor + 6.75%/M)	4/12/2018	17.0	17.0	(2)(15)
		Preferred membership units (996,833 units)		7/15/2016	1.0	—	(2)
					21.3	20.3
					21.3	20.3		0.28%
Telecommunications
CHL, LTD.	Repair and service solutions provider for cable, satellite and telecommunications based service providers	Warrant to purchase up to 120,000 shares of Series A common stock (expires 5/2020)		1/3/2017	—	—
		Warrant to purchase up to 280,000 shares of Series B common stock (expires 5/2020)		1/3/2017	—	—
		Warrant to purchase up to 80,000 shares of Series C common stock (expires 5/2020)		1/3/2017	—	—
					—	—
Extenet Systems, Inc. (19)	Provider of antenna networks for use by wireless service providers, government agencies, healthcare organizations and other commercial enterprises	First lien senior secured revolving loan	—	2/8/2018	—	—	(17)
LTG Acquisition, Inc.	Designer and manufacturer of display, lighting and passenger communication systems for mass transportation markets	Class A membership units (5,000 units)		1/3/2017	5.1	4.1
Startec Equity, LLC (7)	Communication services	Member interest		4/1/2010	—	—
TowerCo IV Finance LLC (19)	Owner and operator of cellular telecommunications towers	First lien senior secured revolving loan ($7.2 par due 10/2021)	6.01% (Libor + 3.50%/M)	2/8/2018	7.2	7.2	(2)(15)
		First lien senior secured revolving loan ($1.2 par due 10/2021)	5.85% (Libor + 3.50%/M)	2/8/2018	1.2	1.2	(2)(15)
					8.4	8.4
					13.5	12.5		0.17%
Commercial Real Estate Financial
ACAS Real Estate Holdings Corporation (7)	Real estate holding company	Common stock (1,000 shares)		1/3/2017	2.6	2.0
NECCO Realty Investments LLC (7)	Real estate holding company	Membership units (7,450 units)		1/3/2017	—	—
					2.6	2.0		0.03%
Housing and Building Materials
Halex Holdings, Inc. (7)(19)	Manufacturer of flooring installation products	First lien senior secured revolving loan ($1.9 par due 12/2018)	—	1/24/2017	1.9	—
		Common stock (51,853 shares)		1/3/2017	—	—
					1.9	—
					1.9	—		0.00%
Total Investments					$12,753.8	$12,416.7		170.17%

Derivative Instruments

Foreign currency forward contracts

Description	Notional Amount to be Purchased	Notional Amount to be sold		Counterparty	Settlement Date	Unrealized Appreciation / (Depreciation)
Foreign currency forward contract	$4	CAD	5	Bank of Montreal	1/4/2019	$—
Foreign currency forward contract	$7	CAD	9	Bank of Montreal	1/14/2019	—
Foreign currency forward contract	$78	CAD	103	Bank of Montreal	2/15/2019	2
Foreign currency forward contract	$25	CAD	33	Bank of Montreal	3/22/2019	—
Foreign currency forward contract	$17		€15	Bank of Montreal	1/14/2019	—
Foreign currency forward contract	$1		€1	Bank of Montreal	2/15/2019	—
Foreign currency forward contract	$27		€24	Bank of Montreal	3/6/2019	—
Foreign currency forward contract	$94		£72	Bank of Montreal	2/15/2019	2
Total						$4

Interest rate swap

Description	Payment Terms		Counterparty	Maturity Date	Notional Amount	Value	Upfront Payments/Receipts	Unrealized Appreciation / (Depreciation)
Interest rate swap	Pay fixed 2.0642%	Receive Floating One-Month LIBOR of 2.44%	Bank of Montreal	January 4, 2021	$395	$4	$—	$4
Total								$4
____________________________________________________

(1)
Other than the Company’s investments listed in footnote 7 below (subject to the limitations set forth therein), the Company does not “Control” any of its portfolio companies, for the purposes of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In general, under the Investment Company Act, the Company would “Control” a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. All of the Company’s portfolio company investments, which as of December 31, 2018 represented 170% of the Company’s net assets or 96% of the Company’s total assets, are subject to legal restrictions on sales.

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

(5)	Investments without an interest rate are non-income producing

(6)
As defined in the Investment Company Act, the Company is deemed to be an “Affiliated Person” because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the year ended December 31, 2018 in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to Control) are as follows:

For the Year Ended December 31, 2018										As of December 31, 2018
(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)	Fair Value
Blue Wolf Capital Fund II, L.P.	$—	$1.4	$—	$—	$—	$—	$—	$—	$0.3	$2.5
Campus Management Acquisition Corp.	$—	$—	$10.5	$—	$—	$—	$—	$3.2	$(0.5)	$0.1
Crown Health Care Laundry Services, LLC and Crown Laundry Holdings, LLC	$18.8	$7.3	$—	$2.4	$—	$—	$0.2	$—	$(1.0)	$39.0
ESCP PPG Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(0.4)	$2.4
European Capital UK SME Debt LP	$7.2	$9.7	$—	$—	$—	$2.0	$—	$—	$0.3	$39.5
Financial Asset Management Systems, Inc. and FAMS Holdings, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Imperial Capital Private Opportunities, LP	$0.1	$1.1	$—	$—	$—	$2.1	$—	$12.0	$(13.9)	$—
Ioxus, Inc	$—	$4.4	$—	$1.0	$—	$—	$—	$0.1	$(0.1)	$7.0
NSI Holdings, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Panda Temple Power, LLC and T1 Power Holdings LLC	$—	$0.4	$—	$0.7	$—	$—	$—	$—	$3.2	$21.9
Partnership Capital Growth Fund I, L.P.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$0.1
PCG-Ares Sidecar Investment, L.P.	$0.1	$—	$—	$—	$—	$—	$—	$—	$(0.9)	$4.4
PCG-Ares Sidecar Investment II, L.P.	$—	$0.9	$—	$—	$—	$—	$—	$—	$6.7	$17.4
Petroflow Energy Corporation and TexOak Petro Holdings LLC	$—	$3.1	$—	$0.1	$—	$—	$—	$0.2	$(1.0)	$8.3
PIH Corporation and Primrose Holding Corporation	$—	$—	$—	$0.2	$—	$—	$—	$—	$5.2	$25.6
Qualium Investissement	$—	$0.7	$—	$—	$—	$—	$—	$0.9	$(0.7)	$—
Shock Doctor, Inc. and Shock Doctor Holdings, LLC	$—	$—	$—	$12.0	$—	$—	$0.3	$—	$(4.6)	$81.5
Things Remembered, Inc. and TRM Holdco Corp.	$3.0	$1.6	$17.8	$0.1	$—	$—	$—	$(15.9)	$15.1	$—
UL Holding Co., LLC	$—	$—	$—	$3.5	$—	$—	$—	$—	$(3.7)	$42.2
	$29.2	$30.6	$28.3	$20.0	$—	$4.1	$0.5	$0.5	$4.0	$291.9

(7)
As defined in the Investment Company Act, the Company is deemed to be both an “Affiliated Person” and “Control” this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the year ended December 31, 2018 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control are as follows:

For the Year Ended December 31, 2018										As of December 31, 2018
(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)	Fair Value
ACAS Equity Holdings Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$0.1	$0.4
ACAS Real Estate Holdings Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$(0.2)	$2.0
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc.	$—	$—	$—	$1.0	$—	$—	$—	$—	$(11.2)	$5.5
Alcami Holdings, LLC	$4.4	$125.1	$166.1	$19.5	$—	$—	$8.0	$323.9	$(166.8)	$—
Ares IIIR/IVR CLO Ltd.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Callidus Capital Corporation	$—	$—	$3.0	$—	$—	$—	$—	$(0.8)	$1.3	$—
Champion Parent Corporation and Calera XVI, LLC	$—	$0.8	$—	$—	$—	$—	$—	$(0.7)	$0.6	$—

For the Year Ended December 31, 2018										As of December 31, 2018
(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)	Fair Value
CoLTS 2005-1	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
CoLTS 2005-2	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Columbo Midco Limited, Columbo Bidco Limited and Columbo Topco Limited	$—	$—	$27.9	$—	$—	$—	$—	$6.2	$(12.7)	$—
CSHM LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Eckler Industries, Inc. and Eckler Purchaser LLC	$1.3	$—	$—	$—	$—	$—	$—	$(2.0)	$5.4	$22.7
ETG Holdings, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Fashion Holding Luxembourg SCA (Modacin/Camaeiu)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
FPI Holding Corporation	$—	$0.4	$—	$—	$—	$—	$—	$(0.4)	$1.0	$—
Halex Holdings, Inc.	$0.8	$—	$—	$—	$—	$—	$—	$—	$—	$—
HCI Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—	$0.1
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation	$—	$—	$—	$2.4	$—	$—	$0.6	$—	$3.4	$24.6
Ivy Hill Asset Management, L.P.	$263.0	$63.0	$—	$1.0	$—	$58.0	$—	$—	$2.8	$517.9
Joyce Lane Capital LLC	$0.8	$26.2	$—	$0.6	$—	$—	$—	$(5.9)	$(3.0)	$3.9
LLSC Holdings Corporation (dba Lawrence Merchandising Services)	$—	$17.4	$—	$—	$—	$—	$—	$—	$(0.3)	$0.4
Miles 33 (Finance) Limited	$—	$15.0	$—	$1.6	$—	$—	$—	$(4.3)	$(3.9)	$—
Montgomery Lane, LLC and Montgomery Lane, Ltd.	$—	$—	$—	$—	$—	$—	$—	$—	$(0.6)	$—
MVL Group, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Navisun LLC and Navisun Holdings LLC	$23.5	$—	$—	$1.3	$0.3	$0.2	$0.2	$—	$—	$27.9
NECCO Holdings, Inc. and New England Confectionery Company, Inc.	$14.4	$14.7	$—	$—	$—	$—	$—	$—	$(5.7)	$4.6
NECCO Realty Investments LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Orion Foods, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—	$0.4
PHL Investors, Inc., and PHL Holding Co.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Rug Doctor, LLC and RD Holdco Inc.	$—	$—	$—	$2.1	$—	$—	$—	$—	$0.3	$28.1
S Toys Holdings LLC (fka The Step2 Company, LLC)	$—	$—	$—	$—	$—	$—	$—	$—	$(0.1)	$0.4
Senior Direct Lending Program, LLC	$252.2	$87.6	$—	$86.9	$11.6	$—	$4.2	$—	$—	$651.7
Singer Sewing Company, SVP-Singer Holdings, LLC and SVP-Singer Holdings LP	$98.0	$21.5	$—	$13.6	$1.3	$—	$4.6	$—	$(6.8)	$235.6
Soil Safe, Inc. and Soil Safe Acquisition Corp.	$—	$4.0	$—	$14.8	$—	$—	$0.4	$—	$6.2	$120.7
Startec Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
The Greeley Company, Inc. and HCP Acquisition Holdings, LLC	$—	$0.1	$—	$—	$—	$—	$—	$—	$—	$—
	$658.4	$375.8	$197.0	$144.8	$13.2	$58.2	$18.0	$316.0	$(190.2)	$1,646.9
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

(8)
Non-U.S. company or principal place of business outside the U.S. and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. Pursuant to Section 55(a) of the Investment Company Act, 14% of the Company’s total assets are represented by investments at fair value and other assets that are considered “non-qualifying assets” as of December 31, 2018.

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

(11)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.00% on $69.5 in aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(12)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.00% on $38.7 in aggregate principal amount of a “first out” tranche of the portfolio company’s first lien senior secured loans, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(13)
The Company sold a participating interest of approximately $2.0 in aggregate principal amount of the portfolio company’s first lien senior secured term loan.  As the transaction did not qualify as a “true sale” in accordance with U.S. generally accepted accounting principles, the Company recorded a corresponding $2.0 secured borrowing included in “accounts payable and other liabilities” in the accompanying consolidated balance sheet.

(14)	Loan was on non-accrual status as of December 31, 2018.

(15)	Loan includes interest rate floor feature.

(16)
In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from the SDLP’s loan portfolio, after expenses, which may result in a return to the Company greater than the contractual stated interest rate.

(17)
As of December 31, 2018, no amounts were funded by the Company under this first lien senior secured revolving loan; however, there were letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 to the consolidated financial statements for further information on letters of credit commitments related to certain portfolio companies.

(18)
As of December 31, 2018, in addition to the amounts funded by the Company under this first lien senior secured revolving loan, there were also letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 to the consolidated financial statements for further information on letters of credit commitments related to certain portfolio companies.

(19)
As of December 31, 2018, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 7 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.
.

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: drawn commitments	Total undrawn commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted undrawn revolving and delayed draw commitments
1A Smart Start, LLC	$3.5	$(0.1)	$3.4	$—	$—	$3.4
42 North Dental, LLC (fka Gentle Communications, LLC)	5.0	—	5.0	—	—	5.0
A.U.L. Corp.	1.2	—	1.2	—	—	1.2
Accommodations Plus Technologies LLC	4.1	—	4.1	—	—	4.1
Achilles Acquisition LLC	12.4	—	12.4	—	—	12.4
ADCS Billings Intermediate Holdings, LLC	5.0	(1.3)	3.7	—	—	3.7
ADF Capital, Inc.	1.3	—	1.3	—	—	1.3
ADG, LLC	13.7	(11.2)	2.5	—	—	2.5
Alcami Corporation	29.0	(3.5)	25.5	—	—	25.5
AMCP Clean Intermediate, LLC	4.7	(1.2)	3.5	—	—	3.5
American Academy Holdings, LLC	7.0	(0.9)	6.1	—	—	6.1
AMZ Holding Corp.	3.4	—	3.4	—	—	3.4
Apex Clean Energy Holdings, LLC	5.0	(5.0)	—	—	—	—
Avetta, LLC	7.0	—	7.0	—	—	7.0
Bambino CI Inc.	9.6	(0.3)	9.3	—	—	9.3
Blue Campaigns Intermediate Holding Corp.	3.0	—	3.0	—	—	3.0
Cadence Aerospace, LLC	14.3	(0.5)	13.8	—	—	13.8
Capstone Logistics Acquisition, Inc.	2.0	(0.9)	1.1	—	—	1.1
Care Hospice, Inc	2.3	(0.3)	2.0	—	—	2.0
CB Trestles OpCo, LLC	32.2	—	32.2	—	—	32.2
CCS-CMGC Holdings, Inc.	12.0	(7.9)	4.1	—	—	4.1
Center for Autism and Related Disorders, LLC	8.5	(0.4)	8.1	—	—	8.1
Centric Brands Inc.	—	—	—	—	—	—
Chariot Acquisition, LLC	1.0	—	1.0	—	—	1.0
Chesapeake Research Review, LLC	5.8	—	5.8	—	—	5.8
Clearwater Analytics, LLC	5.0	—	5.0	—	—	5.0
Command Alkon Incorporated	6.3	(3.0)	3.3	—	—	3.3
Comprehensive EyeCare Partners, LLC	3.7	(0.2)	3.5	—	—	3.5
Corepoint Health, LLC	4.3	—	4.3	—	—	4.3
Cozzini Bros., Inc. and BH-Sharp Holdings LP	24.2	(1.5)	22.7	—	—	22.7
Crown Health Care Laundry Services, LLC and Crown Laundry Holdings, LLC	7.5	(0.9)	6.6	—	—	6.6
CST Buyer Company	4.2	—	4.2	—	—	4.2
D4C Dental Brands, Inc.	5.0	(3.3)	1.7	—	—	1.7
DCA Investment Holding, LLC	5.8	(0.4)	5.4	—	—	5.4
DecoPac, Inc.	8.1	—	8.1	—	—	8.1
DFC Global Facility Borrower II LLC	115.0	(94.6)	20.4	—	—	20.4
DGH Borrower LLC	22.5	—	22.5	—	—	22.5
Dorner Holding Corp.	3.3	(0.2)	3.1	—	—	3.1
Doxim Inc.	2.4	—	2.4	—	—	2.4
DRB Holdings, LLC	9.9	(3.3)	6.6	—	—	6.6
DTI Holdco, Inc. and OPE DTI Holdings, Inc.	8.8	(2.2)	6.6	—	—	6.6
Eckler Industries, Inc.	2.0	(1.3)	0.7	(0.8)	—	(0.1)
Emergency Communications Network, LLC	6.5	—	6.5	—	—	6.5
Emerus Holdings, Inc.	4.5	(3.0)	1.5	—	—	1.5
EN Engineering, LLC	5.0	—	5.0	—	—	5.0
Entertainment Partners, LLC and Entertainment Partners Canada Inc.	28.0	—	28.0	—	—	28.0
Episerver, Inc.	10.3	—	10.3	—	—	10.3
ExteNet Systems, Inc.	2.0	—	2.0	—	—	2.0
Ferraro Fine Foods Corp.	9.8	(1.3)	8.5	—	—	8.5
Flinn Scientific, Inc.	10.0	—	10.0	—	—	10.0

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: drawn commitments	Total undrawn commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted undrawn revolving and delayed draw commitments
Flow Control Solutions, Inc.	14.4	(0.4)	14.0	—	—	14.0
FM:Systems Group, LLC	1.4	—	1.4	—	—	1.4
Foundation Risk Partners, Corp.	25.0	—	25.0	—	—	25.0
Frontline Technologies Group Holding LLC	8.4	—	8.4	—	—	8.4
FWR Holding Corporation	2.1	(0.8)	1.3	—	—	1.3
Garden Fresh Restaurant Corp.	7.5	(3.5)	4.0	—	—	4.0
GB Auto Service, Inc.	34.4	—	34.4	—	—	34.4
Genesis Acquisition Co.	9.4	—	9.4	—	—	9.4
GraphPAD Software, LLC	1.1	—	1.1	—	—	1.1
GTCR-Ultra Acquisition, Inc. and GTCR-Ultra Holdings, LLC	2.0	—	2.0	—	—	2.0
HAI Acquisition Corporation	19.0	—	19.0	—	—	19.0
Halex Holdings, Inc.	2.0	(1.9)	0.1	—	—	0.1
Harvey Tool Company, LLC	38.7	(0.7)	38.0	—	—	38.0
Help/Systems Holdings, Inc.	5.0	(1.0)	4.0	—	—	4.0
Hometown Food Company	3.9	—	3.9	—	—	3.9
Hygiena Borrower LLC	12.4	(0.2)	12.2	—	—	12.2
IMIA Holdings, Inc.	9.9	(0.4)	9.5	—	—	9.5
Implementation Management Assistance, LLC	16.6	(5.5)	11.1	—	—	11.1
Infilaw Holding, LLC	6.2	(6.2)	—	—	—	—
Infinite Electronics International, Inc.	3.0	—	3.0	—	—	3.0
Infogix, Inc.	5.3	—	5.3	—	—	5.3
iPipeline, Inc.	4.0	—	4.0	—	—	4.0
JDC Healthcare Management, LLC	9.8	(0.8)	9.0	—	—	9.0
Jim N Nicks Management, LLC	9.7	(2.8)	6.9	—	—	6.9
Joyce Lane Capital LLC and Joyce Lane Financing SPV LLC (fka Ciena Capital LLC)	1.3	—	1.3	—	—	1.3
Kaufman, Hall & Associates, LLC	8.0	—	8.0	—	—	8.0
KBHS Acquisition, LLC (d/b/a Alita Care, LLC)	5.0	(4.6)	0.4	—	—	0.4
Key Surgical LLC	2.8	—	2.8	—	—	2.8
KHC Holdings, Inc.	6.9	(0.7)	6.2	—	—	6.2
Labstat International Inc.	3.8	—	3.8	—	—	3.8
LBP Intermediate Holdings LLC	0.9	(0.1)	0.8	—	—	0.8
Liaison Acquisition, LLC	3.9	—	3.9	—	—	3.9
Lone Wolf Real Estate Technologies Inc.	3.0	—	3.0	—	—	3.0
Mac Lean-Fogg Company	24.2	—	24.2	—	—	24.2
Magento, Inc.	7.5	(0.2)	7.3	—	—	7.3
Masergy Holdings, Inc.	2.5	(0.2)	2.3	—	—	2.3
Massage Envy, LLC	11.2	—	11.2	—	—	11.2
Mavis Tire Express Services Corp.	23.3	—	23.3	—	—	23.3
MB2 Dental Solutions, LLC	3.5	(2.7)	0.8	—	—	0.8
McKenzie Sports Products, LLC	4.5	(2.9)	1.6	—	—	1.6
Ministry Brands, LLC	28.6	—	28.6	—	—	28.6
Movati Athletic (Group) Inc.	2.3	—	2.3	—	—	2.3
MSHC, Inc.	18.9	(1.6)	17.3	—	—	17.3
Murchison Oil and Gas, LLC	20.0	—	20.0	—	—	20.0
MW Dental Holding Corp.	17.1	(7.0)	10.1	—	—	10.1
National Intergovernmental Purchasing Alliance Company	9.0	—	9.0	—	—	9.0
Navisun LLC	20.8	—	20.8	—	—	20.8
NECCO Holdings, Inc.	25.0	(19.9)	5.1	(5.1)	—	—
NM GRC HOLDCO, LLC	1.4	—	1.4	—	—	1.4
NMC Skincare Intermediate Holdings II, LLC	17.4	—	17.4	—	—	17.4
NMN Holdings III Corp	12.5	—	12.5	—	—	12.5
Nordco Inc.	12.5	(1.3)	11.2	—	—	11.2

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: drawn commitments	Total undrawn commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted undrawn revolving and delayed draw commitments
NSM Sub Holdings Corp.	6.6	—	6.6	—	—	6.6
NueHealth Performance, LLC	7.0	—	7.0	—	—	7.0
Osmose Utilities Services, Inc.	6.0	(2.5)	3.5	—	—	3.5
OTG Management, LLC	16.3	(10.0)	6.3	—	—	6.3
Paper Source, Inc.	2.5	(1.9)	0.6	—	—	0.6
Park Place Technologies, LLC	5.4	—	5.4	—	—	5.4
Pathway Vet Alliance LLC	163.8	—	163.8	—	—	163.8
Payment Alliance International, Inc.	4.2	(3.4)	0.8	—	—	0.8
PDI TA Holdings, Inc.	21.4	—	21.4	—	—	21.4
Pegasus Intermediate Holdings, LLC	5.0	—	5.0	—	—	5.0
PIH Corporation and Primrose Holding Corporation	3.3	(1.0)	2.3	—	—	2.3
Practice Insight, LLC	2.9	—	2.9	—	—	2.9
Premise Health Holding Corp.	40.0	(6.0)	34.0	—	—	34.0
Pyramid Management Advisors, LLC	5.5	(1.9)	3.6	—	—	3.6
QC Supply, LLC	17.9	(9.0)	8.9	—	—	8.9
R1 RCM Inc.	10.0	—	10.0	—	—	10.0
Raptor Technologies, LLC	10.1	—	10.1	—	—	10.1
RecoveryDirect Acquisition, L.L.C.	8.0	—	8.0	—	—	8.0
Retriever Medical/Dental Payments LLC	3.5	—	3.5	—	—	3.5
Rialto Management Group, LLC	1.0	—	1.0	—	—	1.0
RMP Group, Inc.	1.8	—	1.8	—	—	1.8
RuffaloCODY, LLC	7.7	(0.2)	7.5	—	—	7.5
Salter Labs	1.7	(1.0)	0.7	—	—	0.7
Sanders Industries Holdings, Inc.	10.0	—	10.0	—	—	10.0
SCM Insurance Services Inc.	4.0	(2.4)	1.6	—	—	1.6
SCSG EA Acquisition Company, Inc.	4.0	(0.2)	3.8	—	—	3.8
SecurAmerica, LLC	20.8	—	20.8	—	—	20.8
Securelink, Inc	3.0	—	3.0	—	—	3.0
Severin Acquisition, LLC	9.0	—	9.0	—	—	9.0
SFE Intermediate Holdco LLC	10.2	—	10.2	—	—	10.2
Shift PPC LLC	4.4	—	4.4	—	—	4.4
Singer Sewing Company	90.0	(77.9)	12.1	—	—	12.1
SiroMed Physician Services, Inc.	7.1	—	7.1	—	—	7.1
Siteworx Holdings, LLC	1.5	(1.5)	—	—	—	—
SM Wellness Holdings, Inc.	10.5	—	10.5	—	—	10.5
Soil Safe, Inc. and Soil Safe Acquisition Corp.	10.5	(3.6)	6.9	—	—	6.9
Sonny's Enterprises, LLC	3.6	(0.2)	3.4	—	—	3.4
Sovos Brands Intermediate, Inc.	4.3	—	4.3	—	—	4.3
SpareFoot, LLC	1.4	(0.3)	1.1	—	—	1.1
Sparta Systems, Inc.	6.5	—	6.5	—	—	6.5
Spectra Finance, LLC	24.1	(5.5)	18.6	—	—	18.6
St. Croix Acquisition Corp.	2.0	—	2.0	—	—	2.0
Storm UK Holdco Limited and Storm US Holdco Inc.	1.1	—	1.1	—	—	1.1
Sunk Rock Foundry Partners LP	10.0	(2.6)	7.4	—	—	7.4
Sunshine Sub, LLC	7.7	—	7.7	—	—	7.7
Symmetry Surgical Inc.	3.1	—	3.1	—	—	3.1
Synergy HomeCare Franchising, LLC	4.2	—	4.2	—	—	4.2
Syntax USA Acquisition Corporation	3.3	(1.8)	1.5	—	—	1.5
Taymax Group Holdings, LLC	3.2	(0.2)	3.0	—	—	3.0
TDG Group Holding Company	20.7	(0.1)	20.6	—	—	20.6
Teasdale Foods, Inc.	0.8	(0.7)	0.1	—	—	0.1
Telestream Holdings Corporation	2.3	(0.6)	1.7	—	—	1.7
Teligent, Inc.	22.8	—	22.8	—	—	22.8
Tidi Products, LLC	2.3	—	2.3	—	—	2.3

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: drawn commitments	Total undrawn commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted undrawn revolving and delayed draw commitments
Total Community Options, Inc.	4.2	—	4.2	—	—	4.2
Touchstone Acquisition, Inc.	11.2	—	11.2	—	—	11.2
Towerco IV Finance, LLC	17.0	(8.4)	8.6	—	—	8.6
TPTM Merger Corp.	4.3	—	4.3	—	—	4.3
TU BidCo, Inc.	18.5	—	18.5	—	—	18.5
U.S. Acute Care Solutions, LLC	1.7	—	1.7	—	—	1.7
United Digestive MSO Parent, LLC	17.2	—	17.2	—	—	17.2
Urgent Cares of America Holdings I, LLC	10.0	—	10.0	—	—	10.0
Utility Pipeline, LTD.	3.0	(0.1)	2.9	—	—	2.9
Vela Trading Technologies, LLC	3.5	(0.5)	3.0	—	—	3.0
Verscend Holding Corp.	22.5	—	22.5	—	—	22.5
Veson Nautical LLC	2.5	—	2.5	—	—	2.5
Visual Edge Technology, Inc.	0.8	—	0.8	—	—	0.8
VLS Recovery Services, LLC	20.6	(3.5)	17.1	—	—	17.1
VRC Companies, LLC	3.1	(0.8)	2.3	—	—	2.3
WatchFire Enterprises, Inc.	2.0	—	2.0	—	—	2.0
West Dermatology, LLC	18.3	(5.0)	13.3	—	—	13.3
WIRB - Copernicus Group, Inc	3.0	—	3.0	—	—	3.0
Woodstream Group, Inc. and Woodstream Corporation	4.7	—	4.7	—	—	4.7
Worldwide Facilities LLC	2.3	(0.4)	1.9	—	—	1.9
Wrench Group LLC	2.8	—	2.8	—	—	2.8
WSHP FC Acquisition LLC	5.8	(3.3)	2.5	—	—	2.5
XIFIN, Inc.	4.6	—	4.6	—	—	4.6
Zemax Software Holdings, LLC	4.1	—	4.1	—	—	4.1
Zywave, Inc.	11.5	(6.3)	5.2	—	—	5.2
	$1,915.3	$(376.9)	$1,538.4	$(5.9)	$—	$1,532.5

(20)	As of December 31, 2018, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

(in millions) Company	Total private equity commitments	Less: funded private equity commitments	Total unfunded private equity commitments	Less: private equity commitments substantially at the discretion of the Company	Total net adjusted unfunded private equity commitments
Partnership Capital Growth Investors III, L.P.	$5.0	$(4.9)	$0.1	$—	$0.1
PCG-Ares Sidecar Investment, L.P. and PCG-Ares Sidecar Investment II, L.P.	50.0	(12.4)	37.6	(37.6)	—
Piper Jaffray Merchant Banking Fund I, L.P.	2.0	(2.0)	—	—	—
European Capital UK SME Debt LP	57.4	(53.9)	3.5	(3.5)	—
	$114.4	$(73.2)	$41.2	$(41.1)	$0.1

(21)
As of December 31, 2018, the Company had commitments to co-invest in the SDLP for its portion of the SDLP’s commitment to fund delayed draw loans of up to $39. See Note 4 to the consolidated financial statements for more information on the SDLP.

(22)
Other than the investments noted by this footnote, the fair value of the Company’s investments is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 8 to the consolidated financial statements for more information regarding the fair value of the Company’s investments.

(23)
As of December 31, 2018, the net estimated unrealized loss for federal tax purposes was $0.6 billion based on a tax cost basis of $13.0 billion. As of December 31, 2018, the estimated aggregate gross unrealized loss for federal income tax purposes was $0.9 billion and the estimated aggregate gross unrealized gain for federal income tax purposes was $0.3 billion.

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

(12)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.75% on $63 in aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(13)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.00% on $73 in aggregate principal amount of a “first out” tranche of the portfolio company’s first lien senior secured loans, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(14)
The Company sold a participating interest of approximately $9 in aggregate principal amount of the portfolio company’s second lien senior secured term loan as a “first out” tranche.  As the transaction did not qualify as a “true sale” in accordance with U.S. generally accepted accounting principles, the Company recorded a corresponding $9 secured borrowing included in “accounts payable and other liabilities” in the accompanying consolidated balance sheet.”

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions, except per share data)

	Common Stock		Capital in Excess of Par Value	Accumulated Undistributed (Overdistributed) Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2015	314	$—	$5,318	$(145)	$5,173
Repurchases of common stock	—	—	(5)	—	(5)
Net investment income	—	—	—	494	494
Net realized gains on investments, foreign currency transactions, extinguishment of debt and other assets	—	—	—	110	110
Net unrealized losses on investments and foreign currency transactions	—	—	—	(130)	(130)
Dividends declared and payable ($1.52 per share)	—	—	—	(477)	(477)
Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	(21)	21	—
Balance at December 31, 2016	314	$—	$5,292	$(127)	$5,165
Issuance of common stock in connection with the American Capital Acquisition	112	—	1,839	—	1,839
Deemed contributions from Ares Capital Management (See Note 16)	—	—	54	—	54
Shares issued in connection with dividend reinvestment plan	—	—	6	—	6
Issuance of Convertible Unsecured Notes (See Note 5)	—	—	15	—	15
Net investment income	—	—	—	511	511
Net realized gains on investments, foreign currency transactions, extinguishment of debt and other assets	—	—	—	20	20
Net unrealized gains on investments, foreign currency and other transactions	—	—	—	136	136
Dividends declared and payable ($1.52 per share)	—	—	—	(648)	(648)
Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	(14)	14	—
Balance at December 31, 2017	426	$—	$7,192	$(94)	$7,098
Net investment income	—	—	—	694	694
Net realized gains on investments, foreign currency transactions, extinguishment of debt and other assets	—	—	—	419	419
Net unrealized losses on investments, foreign currency and other transactions	—	—	—	(255)	(255)
Dividends declared and payable ($1.54 per share)	—	—	—	(656)	(656)
Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	(19)	19	—
Balance at December 31, 2018	426	$—	$7,173	$127	$7,300

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$858	$667	$474
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Net realized gains on investments and foreign currency transactions	(419)	(24)	(110)
Net unrealized losses (gains) on investments, foreign currency and other transactions	255	(136)	130
Realized losses on extinguishment of debt	—	4	—
Net accretion of discount on investments	(12)	(10)	(6)
Payment-in-kind interest and dividends	(94)	(79)	(48)
Collections of payment-in-kind interest and dividends	39	65	12
Amortization of debt issuance costs	18	18	14
Net accretion of discount on notes payable	5	6	6
Acquisition of American Capital, net of cash acquired	—	(2,381)	—
Proceeds from sales and repayments of investments	6,747	7,047	3,711
Purchases of investments	(7,109)	(7,229)	(3,475)
Changes in operating assets and liabilities:
Interest receivable	2	28	26
Other assets	37	32	(11)
Base management fees payable	1	10	—
Income based fees payable	9	(5)	1
Capital gains incentive fees payable	33	41	(4)
Accounts payable and other liabilities	(66)	(122)	(6)
Interest and facility fees payable	—	20	(7)
Net cash provided by (used in) operating activities	304	(2,048)	707
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	1,839	—
Borrowings on debt	6,592	12,209	9,855
Repayments and repurchases of debt	(6,241)	(11,228)	(10,104)
Debt issuance costs	(19)	(37)	(10)
Dividends paid	(656)	(642)	(477)
Repurchases of common stock	—	—	(5)
Net cash provided by (used in) financing activities	(324)	2,141	(741)
CHANGE IN CASH AND CASH EQUIVALENTS	(20)	93	(34)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	316	223	257
CASH AND CASH EQUIVALENTS, END OF PERIOD	$296	$316	$223
Supplemental Information:
Interest paid during the period	$201	$171	$168
Taxes, including excise tax, paid during the period	$20	$24	$18
Dividends declared and payable during the period	$656	$648	$477
Deemed contribution from Ares Capital Management (see Note 16)		$54

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2018
(in millions, except per share data, percentages and as otherwise indicated;
for example, with the word “billion” or otherwise)

1.     ORGANIZATION

Ares Capital Corporation (the “Company”) is a specialty finance company that is a closed-end, non-diversified management investment company incorporated in Maryland. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). The Company has elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”), and operates in a manner so as to qualify for the tax treatment applicable to RICs.

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

The Company is externally managed by Ares Capital Management LLC (“Ares Capital Management” or the Company’s “investment adviser”), a subsidiary of Ares Management Corporation (“Ares Management”), a publicly traded, leading global alternative asset manager, pursuant to an investment advisory and management agreement. Ares Operations LLC (“Ares Operations” or the Company’s “administrator”), a subsidiary of Ares Management, provides certain administrative and other services necessary for the Company to operate.

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

Cash and Cash Equivalents

Cash and cash equivalents include funds from time to time deposited with financial institutions and short-term, liquid investments in a money market account. Cash and cash equivalents are carried at cost which approximates fair value. As of December 31, 2018 and 2017, there was $60 and $33, respectively, of cash denominated in foreign currencies included within “cash and cash equivalents” in the accompanying consolidated balance sheet.

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

Capital Structuring Service Fees and Other Income

In pursuit of the Company’s investment objective, the Company’s investment adviser seeks to provide assistance to its portfolio companies and in return the Company may receive fees for capital structuring services. These fees are fixed based on contractual terms, are generally only available to the Company as a result of the Company’s underlying investments, are normally paid at the closing of the investments, are generally non-recurring and non-refundable and are recognized as revenue when earned upon closing of the investment. The services that the Company’s investment adviser provides vary by investment, but generally include reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from multiple equity investors, restructuring existing loans, raising equity and debt capital, and providing general financial advice, which concludes upon closing of the investment. Any services of the above nature subsequent to the closing would generally generate a separate fee payable to the Company. In certain instances where the Company is invited to participate as a co-lender in a transaction and does not provide significant services in connection with the investment, a portion of loan fees paid to the Company in such situations will be deferred and amortized over the estimated life of the loan.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016‑02, Leases (Topic 842). The objective of the guidance in this Accounting Standards Update (“ASU”) is to increase transparency and comparability among organizations by recognizing lease assets and liabilities in the balance sheet and disclosing key information. ASU 2016-02 amends previous lease guidance, which required a lessee to categorize and account for leases as either operating leases or capital leases, and instead requires a lessee to recognize a lease liability and a right-of-use asset on the entity’s balance sheet for all leases with terms that exceed one year. The lease liability and right-of-use asset are to be carried at the present value of remaining expected future lease payments. The guidance should be applied using a modified retrospective approach. ASU No. 2016‑02 is effective for public entities for annual reporting periods beginning after December 15, 2018 and interim periods within those reporting periods, with early adoption permitted. The Company has completed its assessment of all leases and right-of-use terms, and estimates that the impact of the adoption of ASU 2016-02 is expected to be a recognition of operating right-of-use assets of approximately $109, operating lease liabilities of approximately $111 and a reclassification of $30 from accounts payable and other liabilities to operating lease liabilities relating to the remaining liability associated with lease abandonments assumed in the American Capital Acquisition on the accompanying consolidated balance sheet.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The standard will modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. ASU No. 2018-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted upon issuance of this ASU. The Company is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The Company has elected to early adopt ASU No. 2018-13 as of December 31, 2018.

SEC Disclosure Update and Simplification

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance. The Company adopted the final rule under SEC Release No. 33-10532 as of December 31, 2018. The Company has evaluated the impact of the amendments and determined the effect of the adoption of the simplification rules on financial statements will be limited to the modification and removal of certain disclosures.

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

The base management fee is calculated at an annual rate of 1.5% based on the average value of the Company’s total assets (other than cash or cash equivalents, but including assets purchased with borrowed funds) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. In connection with the Company’s board of directors approving the modification of the asset coverage requirement applicable to senior securities from 200% to 150% effective on June 21, 2019 (unless the Company receives earlier stockholder approval), the investment advisory and management agreement will be amended effective June 21, 2019 (or such earlier date) to reduce the Company’s annual base management fee from 1.5% to 1.0% on all assets financed using leverage over 1.0x debt to equity. See Note 5 for additional information.

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

In connection with the Company's acquisition of American Capital, Ltd., a Delaware corporation (“American Capital”) (the “American Capital Acquisition”), Ares Capital Management agreed to waive, for each of the first ten calendar quarters beginning with the second quarter of 2017 and ending with the third quarter of 2019, the lesser of (x) $10 of income based fees and (y) the amount of income based fees for such quarter, in each case, to the extent payable by the Company in such quarter pursuant to and as calculated under the Company's investment advisory and management agreement (the “Fee Waiver”). See Note 16 for additional information regarding the American Capital Acquisition.

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

The base management fees, income based fees and capital gains incentive fees for the years ended December 31, 2018, 2017 and 2016 were as follows:

	For the years ended December 31,
	2018	2017		2016
Base management fees	$180	$171		$137

Income based fees	$169	$134		$123
Waiver of income based fees	(40)	(30)		—
Income based fees, net of Fee Waiver	$129	$104		$123

Capital gains incentive fees(1)	$33	$41	(2)	$(5)
________________________________________

(1)	Calculated in accordance with GAAP as discussed below.

(2)
Includes $11 of capital gains incentive fees recorded in connection with the American Capital Acquisition as a result of the fair value of the net assets acquired exceeding the fair value of the merger consideration paid by the Company. See Note 16 for additional information regarding the American Capital Acquisition.

The capital gains incentive fee payable to the Company's investment adviser as calculated under the investment advisory and management agreement for the year ended December 31, 2018 was $50. There was no capital gains incentive fee earned by the Company’s investment adviser as calculated under the investment advisory and management agreement for the years ended December 2017 and 2016. In addition, in accordance with GAAP, the Company had cumulatively accrued a capital gains incentive fee of $112 as of December 31, 2018, of which $62 is not currently due under the investment advisory and management agreement. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation, net of any expense associated with cumulative unrealized capital depreciation or appreciation. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 20% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods. As of December 31, 2018, the Company has paid capital gains incentive fees since inception totaling $57, excluding the $50 payable for the year ended December 31, 2018 that will be paid in the first quarter of 2019. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

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

The services of all investment professionals and staff of the Company’s investment adviser, when and to the extent engaged in providing investment advisory and management services to the Company and routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Company’s investment adviser. Under the investment advisory and management agreement, the Company bears all other costs and expenses of its operations and transactions, including, but not limited to, those relating to: organization; calculation of the Company’s net asset value (including, but not limited to, the cost and expenses of any independent valuation firm); expenses incurred by the Company’s investment adviser payable to third parties, including agents, consultants or other advisers, in monitoring the Company’s financial and legal affairs and in monitoring the Company’s investments (including the cost of consultants hired to develop information technology systems designed to monitor the Company’s investments) and performing due diligence on the Company’s prospective portfolio companies; interest payable on indebtedness, if any, incurred to finance the Company’s investments (including payments to third party vendors for financial information services); offerings of the Company’s common stock and other securities; investment advisory and management fees; administration fees; fees payable to third parties, including agents, consultants or other advisers, relating to, or associated with, evaluating and making investments in portfolio companies, regardless of whether such transactions are ultimately consummated; transfer agent and custodial fees; registration fees; listing fees; taxes; independent directors’ fees and expenses; costs of preparing and filing reports or other documents with the SEC; the costs of any reports, proxy statements or other notices to stockholders, including printing costs; to the extent the Company is covered by any joint insurance policies, the Company’s allocable portion of the insurance premiums for such policies; direct costs and expenses of administration, including auditor and legal costs; and all other expenses incurred by the Company or its administrator in connection with administering the Company’s business as described in more detail under “Administration Agreement” below.

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

For the years ended December 31, 2018, 2017 and 2016, the Company incurred $13, $12 and $14, respectively, in administrative fees. In addition, for the year ended December 31, 2017, the Company incurred an additional $8 in administrative fees related to the integration of the American Capital Acquisition. These acquisition-related expenses are included in “professional fees and other costs related to the American Capital Acquisition” in the consolidated statement of operations. As of December 31, 2018, $3 of the administrative fees were unpaid and included in “accounts payable and other liabilities” in the accompanying consolidated balance sheet.

4.     INVESTMENTS

As of December 31, 2018 and 2017, investments consisted of the following:

	As of December 31,
	2018		2017
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans	$5,976	$5,836	$5,337	$5,197
Second lien senior secured loans	3,878	3,657	3,885	3,744
Subordinated certificates of the SDLP (2)	652	652	487	487
Senior subordinated loans	717	727	978	995
Collateralized loan obligations	44	45	115	114
Preferred equity securities	576	444	485	532
Other equity securities	911	1,056	618	772
Total	$12,754	$12,417	$11,905	$11,841
________________________________________

(1)	The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, if any.

(2)
The proceeds from these certificates were applied to co-investments with Varagon and its clients to fund first lien senior secured loans to 21 and 19 different borrowers as of December 31, 2018 and 2017, respectively.

The industrial and geographic compositions of the Company’s portfolio at fair value as of December 31, 2018 and 2017 were as follows:

	As of December 31,
	2018	2017
Industry
Healthcare Services	21.7%	22.5%
Business Services	17.9	19.2
Consumer Products	8.3	6.8
Financial Services	6.6	4.3
Investment Funds and Vehicles(1)	6.2	5.8
Manufacturing	6.1	6.0
Other Services	5.7	6.2
Power Generation	4.8	3.6
Restaurants and Food Services	3.8	3.3
Oil and Gas	3.0	2.5
Food and Beverage	2.9	4.3
Automotive Services	2.8	3.0
Wholesale Distribution	2.3	2.5
Education	2.2	3.0
Containers and Packaging	1.5	2.1
Other	4.2	4.9
Total	100.0%	100.0%
________________________________________

(1)
Includes the Company’s investment in the SDLP, which had made first lien senior secured loans to 21 and 19 different borrowers as of December 31, 2018 and 2017, respectively. The portfolio companies in the SDLP are in industries similar to the companies in the Company’s portfolio.

	As of December 31,
	2018	2017
Geographic Region
Midwest	31.4%	25.3%
West(1)	24.0	23.9
Southeast	18.8	28.5
Mid Atlantic	18.2	15.0
Northeast	5.4	3.9
International	2.2	3.4
Total	100.0%	100.0%
________________________________________

(1)	Includes the Company’s investment in the SDLP, which represented 5.3% and 4.1% of the total investment portfolio at fair value as of December 31, 2018 and 2017, respectively.

As of December 31, 2018, 2.5% of total investments at amortized cost (or 0.6% of total investments at fair value) were on non-accrual status. As of December 31, 2017, 3.1% of total investments at amortized cost (or 1.4% of total investments at fair value) were on non‑accrual status.

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

The Company provides capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. As of December 31, 2018 and 2017, the Company and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates.

As of December 31, 2018 and 2017, the Company and Varagon and its clients had agreed to make capital available to the SDLP of $6,400 and $2,925, respectively, in the aggregate, of which $1,444 and $591, respectively, is to be made available from the Company. The Company will continue to provide capital to the SDLP in the form of SDLP Certificates, and Varagon and its clients will provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP as discussed above. Below is a summary of the funded capital and unfunded capital commitments of the SDLP.

	As of December 31,
	2018	2017
Total capital funded to the SDLP(1)	$3,104	$2,319
Total capital funded to the SDLP by the Company(1)	$652	$487
Total unfunded capital commitments to the SDLP(2)	$187	$92
Total unfunded capital commitments to the SDLP by the Company(2)	$39	$19
___________________________________________________________________________
(1)     At principal amount.

(2)	These commitments have been approved by the investment committee of the SDLP and will be funded as the transactions are completed.

The SDLP Certificates pay a coupon of LIBOR plus 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, after expenses, which may result in a return to the holders of the SDLP Certificates that is greater than the stated coupon. The SDLP Certificates are junior in right of payment to the senior notes and intermediate funding notes.

The amortized cost and fair value of the SDLP Certificates held by the Company were $652 and $652, respectively, as of December 31, 2018. The Company’s yield on its investment in the SDLP at amortized cost and fair value was 15.0% and 15.0%, respectively, as of December 31, 2018. The amortized cost and fair value of the SDLP Certificates held by the Company were $487 and $487, respectively, as of December 31, 2017. The Company’s yield on its investment in the SDLP at amortized cost and fair value was 14.5% and 14.5%, respectively, as of December 31, 2017. For the years ended December 31, 2018, 2017 and 2016, the Company earned interest income of $87, $52, and $13, respectively, from its investment in the SDLP Certificates. The Company is also entitled to certain fees in connection with the SDLP. For the years ended December 31, 2018, 2017 and 2016, in connection with the SDLP, the Company earned capital structuring service and other fees totaling $16, $11 and $6, respectively.

As of December 31, 2018 and 2017, the SDLP’s portfolio was comprised entirely of first lien senior secured loans to U.S. middle market companies and were in industries similar to the companies in the Company’s portfolio. As of December 31, 2018 and 2017, none of the loans were on non-accrual status. Below is a summary of the SDLP’s portfolio.

	As of December 31,
	2018	2017
Total first lien senior secured loans(1)	$3,086	$2,316
Largest loan to a single borrower(1)	$249	$200
Total of five largest loans to borrowers(1)	$1,132	$947
Number of borrowers in the SDLP	21	19
Commitments to fund delayed draw loans(2)	$187	$92
___________________________________________________________________________

(1)     At principal amount.

(2)	As discussed above, these commitments have been approved by the investment committee of the SDLP.

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

In June 2017, the Company purchased the SSLP’s entire $259 in aggregate principal amount of first lien senior secured loan investments in Implus Footcare, LLC (“Implus”) at fair value of $259. As a result of the transaction, the SSLP fully exited its investment in Implus.

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

For the years ended December 31, 2017 and 2016, the Company earned interest income of $69 and $208, respectively, from its investment in the SSLP Certificates. The Company was also entitled to certain fees in connection with the SSLP. For the years ended December 31, 2017 and 2016, in connection with the SSLP, the Company earned capital structuring service, sourcing and other fees totaling $5 and $20, respectively.

Ivy Hill Asset Management, L.P.

Ivy Hill Asset Management, L.P. (“IHAM”) is an asset management services company and an SEC-registered investment adviser. The Company has made investments in IHAM, its wholly owned portfolio company, and previously made investments in certain vehicles managed by IHAM. As of December 31, 2018, IHAM had assets under management of approximately $4.7 billion. As of December 31, 2018, IHAM managed 21 vehicles and served as the sub-manager/sub-servicer for two other vehicles (these vehicles managed or sub-managed/sub-serviced by IHAM are collectively referred to as the “IHAM Vehicles”). IHAM earns fee income from managing the IHAM Vehicles and has also invested in certain of these vehicles as part of its business strategy. As of December 31, 2018 and 2017, IHAM had total investments of $448 and $229, respectively. For the years ended December 31, 2018, 2017 and 2016, IHAM had management and incentive fee income of $25, $44 and $17, respectively, and other investment-related income of $45, $26 and $24, respectively.

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

 The amortized cost and fair value of the Company’s investment in IHAM was $444 and $518, respectively, as of December 31, 2018, and $244 and $315, respectively, as of December 31, 2017. For the years ended December 31, 2018, 2017 and 2016, the Company received distributions from IHAM of $58, $40 (excluding the $103 return of capital discussed above) and $40, respectively. The distributions for the years ended December 31, 2018, 2017 and 2016 included dividend income of $58, $40 and $40, respectively. Additionally, in February 2018, the Company provided a $63 subordinated revolving loan and a $200 equity capital contribution to IHAM to help support IHAM’s acquisition of a portfolio of middle market loans.

From time to time, IHAM or certain IHAM Vehicles may purchase investments from, or sell investments to, the Company. For any such sales or purchases by the IHAM Vehicles to or from the Company, the IHAM Vehicles must obtain approval from third parties unaffiliated with the Company or IHAM, as applicable. During the years ended December 31, 2018, 2017 and 2016, IHAM or certain of the IHAM Vehicles purchased $482, $137 and $495, respectively, of investments from the Company. For the year ended December 31, 2018, the Company recorded $0 of net realized losses from these sales. For the year ended December 31, 2017, the Company recorded $0 of net realized losses from these sales. For the year ended December 31, 2016, the Company recorded $1 of net realized gains from these sales.

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

5.     DEBT

In accordance with the Investment Company Act, the Company is currently allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 200% after such borrowing. On June 21, 2018, the Company’s board of directors, including a “required majority” (as such term is defined in Section 57(o) of the Investment Company Act) of the Company’s board of directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the Investment Company Act, as amended by the Small Business Credit Availability Act. As a result, effective on June 21, 2019 (unless the Company receives earlier stockholder approval), the Company’s asset coverage requirement applicable to senior securities will be reduced from 200% to 150%. As of December 31, 2018, the aggregate amount outstanding of the senior securities issued by the Company was $5,298. As of December 31, 2018 the Company’s asset coverage was 236%.

The Company’s outstanding debt as of December 31, 2018 and 2017 was as follows:

	As of December 31,
	2018					2017
	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding (1)	Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$2,133	(2)	$1,064	$1,064		$2,108	$395	$395
Revolving Funding Facility	1,000		520	520		1,000	600	600
SMBC Funding Facility	400		245	245		400	60	60
SBA Debentures	—		—	—	(3)	50	—	—
2018 Convertible Notes	—		—	—		270	270	270	(4)
2019 Convertible Notes	300		300	300	(4)	300	300	298	(4)
2022 Convertible Notes	388		388	372	(4)	388	388	368	(4)
2018 Notes	—		—	—		750	750	748	(5)
2020 Notes	600		600	598	(6)	600	600	597	(6)
2022 Notes	600		600	595	(7)	600	600	593	(7)
2023 Notes	750		750	744	(8)	750	750	743	(8)
2025 Notes	600		600	593	(9)	—	—	—
2047 Notes	230		230	183	(10)	230	230	182	(10)
Total	$7,001		$5,297	$5,214		$7,446	$4,943	$4,854
________________________________________

(1)	Subject to borrowing base, leverage and other restrictions. Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.

(2)	Provides for a feature that allows the Company, under certain circumstances, to increase the size of the Revolving Credit Facility (as defined below) to a maximum of $3,133.

(3)	See below for more information on the termination of the undrawn SBA Debenture (as defined below) commitments.

(4)
Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes (as defined below). As of December 31, 2018, the total unamortized debt issuance costs and the unaccreted discount for the 2019 Convertible Notes and the 2022 Convertible Notes (each as defined below) were $0 and $16, respectively. As of December 31, 2017, the total unamortized debt issuance costs and the unaccreted discount for the 2018 Convertible Notes, the 2019 Convertible Notes and the 2022 Convertible Notes were $0, $2 and $20, respectively.

(5)
Represents the aggregate principal amount outstanding of the 2018 Notes (as defined below) less unamortized debt issuance costs and plus the net unamortized premium that was recorded upon the issuances of the 2018 Notes. As of December 31, 2017, the total unamortized debt issuance costs less the net unamortized premium was $2.

(6)
Represents the aggregate principal amount outstanding of the 2020 Notes (as defined below) less unamortized debt issuance costs and the net unaccreted discount recorded upon the issuances of the 2020 Notes. As of December 31, 2018 and 2017, the total unamortized debt issuance costs and the net unaccreted discount was $2 and $3, respectively.

(7)
Represents the aggregate principal amount outstanding of the 2022 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2022 Notes. As of December 31, 2018 and 2017, the total unamortized debt issuance costs and the unaccreted discount was $5 and $7, respectively.

(8)
 Represents the aggregate principal amount outstanding of the 2023 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2023 Notes. As of December 31, 2018 and 2017, the total unamortized debt issuance costs and the unaccreted discount was $6 and $7, respectively.

(9)  Represents the aggregate principal amount outstanding of the 2025 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2025 Notes. As of December 31, 2018, the total unamortized debt issuance costs and the unaccreted discount was $7.

(10)
Represents the aggregate principal amount outstanding of the 2047 Notes (as defined below) less the unaccreted purchased discount recorded as a part of the Allied Acquisition (as defined below). As of December 31, 2018 and 2017, the total unaccreted purchased discount was $47 and $48, respectively. The carrying value represents the outstanding principal amount of the 2047 Notes less the unaccreted purchased discount recorded as a part of the Allied Acquisition.

     The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all the Company’s outstanding debt as of December 31, 2018 were 4.1% and 4.8 years, respectively, and as of December 31, 2017 were 4.1% and 4.3 years, respectively.

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

Under the Revolving Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of the Company and its consolidated subsidiaries (subject to certain exceptions) of not less than 1.5:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Credit Facility. Amounts available to borrow under the Revolving Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio that are pledged as collateral. As of December 31, 2018, the Company was in compliance in all material respects with the terms of the Revolving Credit Facility.

As of December 31, 2018 and 2017, there was $1,064 and $395 outstanding, respectively, under the Revolving Credit Facility. As of December 31, 2018, the Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $150. As of December 31, 2018 and 2017, the Company had $57 and $44, respectively, in letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued. As of December 31, 2018, there was $1,012 available for borrowing (net of letters of credit issued) under the Revolving Credit Facility.

Since March 30, 2018, the interest rate charged on the Revolving Credit Facility is based on an applicable spread of either 1.75% or 1.875% over LIBOR or 0.75% or 0.875% over an  “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility), in each case, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. Prior to March 30, 2018, the interest rate charged on the Revolving Credit Facility was based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over an  “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility), in each case, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of December 31, 2018, the interest rate in effect was LIBOR plus 1.75%. As of December 31, 2018, the one, two, three and six month LIBOR was 2.50%, 2.61%, 2.81% and 2.88%, respectively. As of December 31, 2017, the one, two, three and six month LIBOR was 1.56%, 1.62%, 1.69% and 1.84%, respectively. In addition to the stated interest expense on the Revolving Credit Facility, the Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. The Company is also required to pay a letter of credit fee of either 2.00% or 2.125% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility.

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

For the years ended December 31, 2018, 2017 and 2016, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Stated interest expense	$17	$15	$18
Facility fees	7	7	2
Amortization of debt issuance costs	4	4	3
Total interest and credit facility fees expense	$28	$26	$23
Cash paid for interest expense	$16	$15	$18
Average stated interest rate	3.93%	2.90%	2.29%
Average outstanding balance	$443	$514	$799

Revolving Funding Facility

The Company’s consolidated subsidiary, Ares Capital CP Funding LLC (“Ares Capital CP”), is party to a revolving funding facility (as amended, the “Revolving Funding Facility”), which allows Ares Capital CP to borrow up to $1,000 at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility are January 3, 2022 and January 3, 2024, respectively.

Amounts available to borrow under the Revolving Funding Facility are subject to a borrowing base that applies different advance rates to different types of assets held by Ares Capital CP. Ares Capital CP is also subject to limitations with respect to the loans securing the Revolving Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests, loans with fixed rates and loans with certain investment ratings, as well as restrictions on portfolio company leverage, which may also affect the borrowing base and therefore amounts available to borrow. The Company and Ares Capital CP are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the agreements governing the Revolving Funding Facility. As of December 31, 2018, the Company and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

As of December 31, 2018 and 2017, there was $520 and $600 outstanding, respectively, under the Revolving Funding Facility. Since December 14, 2018, the interest rate charged on the Revolving Funding Facility was based on LIBOR plus 2.00% per annum or a “base rate” (as defined in the agreements governing the Revolving Funding Facility) plus 1.00% per annum. From October 2, 2017 to December 13, 2018, the interest rate charged on the Revolving Funding Facility was based on LIBOR plus 2.15% per annum or a “base rate” plus 1.15% per annum. From January 4, 2017 to October 1, 2017, the interest rate charged on the Revolving Funding Facility was based on LIBOR plus 2.30% per annum or a “base rate” plus 1.30% per annum. Prior to and including January 3, 2017, the interest rate charged on the Revolving Funding Facility was based on an applicable spread ranging from 2.25% to 2.50% over LIBOR or ranging from 1.25% to 1.50% over a “base rate” in each case, determined monthly based on the composition of the borrowing base relative to outstanding borrowings under the Revolving Funding Facility. Ares Capital CP is also required to pay a commitment fee between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility.

For the years ended December 31, 2018, 2017 and 2016, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Funding Facility were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Stated interest expense	$8	$17	$4
Facility fees	8	4	2
Amortization of debt issuance costs	3	3	2
Total interest and credit facility fees expense	$19	$24	$8
Cash paid for interest expense	$10	$14	$3
Average stated interest rate	4.16%	3.41%	2.80%
Average outstanding balance	$204	$512	$142

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

Amounts available to borrow under the SMBC Funding Facility are subject to a borrowing base that applies an advance rate to assets held by ACJB. The Company and ACJB are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the SMBC Funding Facility. As of December 31, 2018, the Company and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

As of December 31, 2018 and 2017, there was $245 and $60 outstanding, respectively, under the SMBC Funding Facility. The interest rate charged on the SMBC Funding Facility is based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over a “base rate” (as defined in the agreements governing the SMBC Funding Facility), in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. As of December 31, 2018, the interest rate in effect was LIBOR plus 1.75%. ACJB is required to pay a commitment fee of between 0.35% and 0.875% per annum depending on the size of the unused portion of the SMBC Funding Facility.

For the years ended December 31, 2018, 2017 and 2016, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SMBC Funding Facility were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Stated interest expense	$1	$2	$3
Facility fees	2	1	1
Amortization of debt issuance costs	2	1	1
Total interest and credit facility fees expense	$5	$4	$5
Cash paid for interest expense	$1	$2	$3
Average stated interest rate	4.11%	2.87%	2.29%
Average outstanding balance	$29	$76	$112

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
For the years ended December 2017 and 2016, the components of interest expense, cash paid for interest expense, average stated interest rate and average outstanding balances for the SBA Debentures were as follows:

	For the Years Ended December 31,
	2017	2016
Stated interest expense	$1	$1
Amortization of debt issuance costs	—	—
Total interest and credit facility fees expense	$1	$1
Cash paid for interest expense	$1	$1
Average stated interest rate	3.48%	3.41%
Average outstanding balance	$17	$25

Convertible Unsecured Notes

The Company has issued $300 in aggregate principal amount of unsecured convertible notes that mature on January 15, 2019 (the “2019 Convertible Notes”) and $388 in aggregate principal amount of unsecured convertible notes that mature on February 1, 2022 (the “2022 Convertible Notes” and together with the 2019 Convertible Notes, the “Convertible Unsecured Notes”). The Convertible Unsecured Notes mature upon their respective maturity dates unless previously converted or repurchased in accordance with their terms. The Company does not have the right to redeem the Convertible Unsecured Notes prior to maturity. The 2019 Convertible Notes and the 2022 Convertible Notes bear interest at a rate of 4.375% and 3.75%, respectively, per year, payable semi-annually.

In certain circumstances, assuming the respective conversion date below has not already passed, the Convertible Unsecured Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of its common stock, at the Company’s election, at their respective conversion rates (listed below as of December 31, 2018) subject to customary anti-dilution adjustments and the requirements of their respective indenture (the “Convertible Unsecured Notes Indentures”). To the extent the 2019 Convertible Notes are converted, the Company has elected to settle with a combination of cash and shares of the Company’s common stock. Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Unsecured Notes only under certain circumstances set forth in the Convertible Unsecured Notes Indentures. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Unsecured Notes at any time. In addition, if the Company engages in certain corporate events as described in their respective Convertible Unsecured Notes Indenture, holders of the Convertible Unsecured Notes may require the Company to repurchase for cash all or part of the Convertible Unsecured Notes at a repurchase price equal to 100% of the principal amount of the Convertible Unsecured Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

Certain key terms related to the convertible features for each of the Convertible Unsecured Notes as of December 31, 2018 are listed below.

	2019 Convertible Notes	2022 Convertible Notes
Conversion premium	15.0%	15.0%
Closing stock price at issuance	$17.53	$16.86
Closing stock price date	July 15, 2013	January 23, 2017
Conversion price (1)	$19.96	$19.37
Conversion rate (shares per one thousand dollar principal amount)(1)	50.0897	51.6380
Conversion dates	July 15, 2018	August 1, 2021
________________________________________

(1)	Represents conversion price and conversion rate, as applicable, as of December 31, 2018, taking into account certain de minimis adjustments that will be made on the conversion date.

As of December 31, 2018, the principal amounts of each series of the Convertible Unsecured Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

The Convertible Unsecured Notes Indentures contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of the Convertible Unsecured Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Unsecured Notes Indentures. As of December 31, 2018, the Company was in compliance in all material respects with the terms of the Convertible Unsecured Notes Indentures.

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

	2019 Convertible Notes	2022 Convertible Notes
Debt and equity component percentages, respectively(1)	99.8% and 0.2%	96.0% and 4.0%
Debt issuance costs(1)	$4	$9
Equity issuance costs(1)	$—	$—
Equity component, net of issuance costs(2)	$1	$15
________________________________________

(1)	At time of issuance.

(2)	At time of issuance and as of December 31, 2018.

In addition to the original issue discount equal to the equity component of the 2019 Convertible Notes, the 2019 Convertible Notes were issued at a discount. The Company records interest expense comprised of both stated interest expense as well as accretion of any original issue discount.

As of December 31, 2018, the components of the carrying value of the Convertible Unsecured Notes, the stated interest rate and the effective interest rate were as follows:

	2019 Convertible Notes	2022 Convertible Notes
Principal amount of debt	$300	$388
Original issue discount, net of accretion	—	(10)
Debt issuance costs	—	(6)
Carrying value of debt	$300	$372
Stated interest rate	4.375%	3.750%
Effective interest rate(1)	4.7%	4.5%
________________________________________

(1)	The effective interest rate of the debt component of the Convertible Unsecured Notes is equal to the stated interest rate plus the accretion of original issue discount.

In January 2018, the Company repaid in full the $270 in aggregate principal amount of unsecured convertible notes (the “2018 Convertible Notes”) upon their maturity. The 2018 Convertible Notes bore interest at a rate of 4.75% per year, payable semi-annually.

See Note 18 for a subsequent event regarding the 2019 Convertible Notes.

For the years ended December 31, 2018, 2017 and 2016, the components of interest expense and cash paid for interest expense for the Convertible Unsecured Notes, as well as any other convertible unsecured notes outstanding during the periods presented are listed below.

	For the Years Ended December 31,
	2018	2017	2016
Stated interest expense	$28	$41	$42
Amortization of debt issuance costs	3	4	4
Accretion of original issue discount	3	5	6
Total interest expense	$34	$50	$52
Cash paid for interest expense	$34	$37	$56

Unsecured Notes

2018 Notes

The Company had issued $750 in aggregate principal amount of unsecured notes that matured and were fully repaid on November 30, 2018 (the “2018 Notes”). The 2018 Notes bore interest at a rate of 4.875% per year, payable semi-annually.

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

2047 Notes

As part of the acquisition of Allied Capital Corporation (“Allied Capital”) in April 2010 (the “Allied Acquisition”), the Company assumed $230 in aggregate principal amount of unsecured notes due on April 15, 2047 (the “2047 Notes” and together with the 2018 Notes, the 2020 Notes, the 2022 Notes, the 2023 Notes and the 2025 Notes, the “Unsecured Notes”). The 2047 Notes bear interest at a rate of 6.875%, payable quarterly and all principal is due upon maturity. The 2047 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option, at a par redemption price of $25.00 per security plus accrued and unpaid interest.

For the years ended December 31, 2018, 2017 and 2016, the components of interest expense and cash paid for interest expense for the Unsecured Notes, as well as any other unsecured notes outstanding during the periods presented are listed below.

	For the Years Ended December 31,
	2018	2017	2016
Stated interest expense	$146	$113	$93
Amortization of debt issuance costs	6	6	4
Net accretion of original issue discount	1	1	—
Accretion of purchase discount	1	—	—
Total interest expense	$154	$120	$97
Cash paid for interest expense	$140	$102	$87

The Unsecured Notes contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of such notes under certain circumstances. These covenants are subject to important limitations and exceptions set forth in the indentures governing such notes. As of December 31, 2018, the Company was in compliance in all material respects with the terms of the respective indentures governing each of the Unsecured Notes.

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

6.     DERIVATIVE INSTRUMENTS

The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. As of December 31, 2018 and 2017, the counterparty to these forward currency contracts was Bank of Montreal. Net unrealized gains or losses on foreign currency contracts are included in “net unrealized gains (losses) from foreign currency and other transactions” and net realized gains or losses on forward currency contracts are included in “net realized gains (losses) from foreign currency transactions” in the accompanying consolidated statement of operations.

Forward currency contracts and interest rate swaps are considered undesignated derivative instruments.

Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2018 and 2017.

	As of December 31, 2018
Description	Notional Amount		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	CAD	5	1/4/2019	—	—	Other Assets
Foreign currency forward contract	CAD	9	1/14/2019	—	—	Other Assets
Foreign currency forward contract	CAD	103	2/15/2019	2	—	Other Assets
Foreign currency forward contract	CAD	33	3/22/2019	—	—	Other Assets
Foreign currency forward contract		€15	1/14/2019	—	—	Other Assets
Foreign currency forward contract		€1	2/15/2019	—	—	Accounts payable and other liabilities
Foreign currency forward contract		€24	3/6/2019	—	—	Accounts payable and other liabilities
Foreign currency forward contract		£72	2/15/2019	2	—	Other Assets
Total				$4	$—

	As of December 31, 2017
Description	Notional Amount		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	CAD	4	1/4/2018	$—	$—	Other Assets
Foreign currency forward contract	CAD	10	1/16/2018	—	—	Other Assets
Foreign currency forward contract	CAD	103	2/16/2018	—	(1)	Accounts payable and other liabilities
Foreign currency forward contract		€15	1/16/2018	—	—	Accounts payable and other liabilities
Foreign currency forward contract		€8	2/15/2018	—	—	Accounts payable and other liabilities
Foreign currency forward contract		€2	3/15/2018	—	—	Accounts payable and other liabilities
Foreign currency forward contract		£68	2/15/2018	—	(2)	Accounts payable and other liabilities
Foreign currency forward contract		£9	2/16/2018	—	—	Accounts payable and other liabilities
Total				$—	$(3)

In December 2017, in connection with $395 of the term loan tranche of the Revolving Credit Facility the Company entered into a three-year interest rate swap agreement to mitigate our exposure to adverse fluctuations in interest rates for a total notional amount of $395 and a maturity date of January 4, 2021. Under the interest rate swap agreement, the Company pays a fixed interest rate of 2.06% and receives a floating rate based on the prevailing one-month LIBOR. As of December 31, 2018 and 2017, the one-month LIBOR rate in effect was 2.44%% and 1.50%, respectively. For the years ended December 31, 2018 and 2017, the Company recognized $0 and $0, respectively, in realized losses and $4 and $0, respectively, in unrealized gains related to this swap agreement. As of December 31, 2018 and 2017, this swap agreement had a fair value of $4 and $(1), respectively, which is included in the “other assets” and “accounts payable and other liabilities”, respectively, in the accompanying consolidated balance sheet. Net realized gains or losses on the interest rate swap are included in “net realized gains (losses) from foreign currency and other transactions” in the accompany consolidated statements of operations. Net unrealized gains or losses on the interest rate swap are included in “net unrealized gains (losses) from foreign currency and other transactions” in the accompanying consolidated statements of operations.

Certain information related to the Company’s interest rate swap is presented below as of December 31, 2018 and 2017.

	As of December 31, 2018
Description	Payment Terms		Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	Pay fixed 2.0642%	Receive Floating One-Month LIBOR of 2.44%	$395	1/4/2021	$4	$—	Other assets
Total					$4	$—

	As of December 31, 2017
Description	Payment Terms		Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	Pay Fixed 2.0642%	Receive Floating One-Month LIBOR of 1.50%	$395	1/4/2021	$—	$(1)	Accounts payable and other liabilities
Total					$—	$(1)

7.     COMMITMENTS AND CONTINGENCIES

The Company has various commitments to fund investments in its portfolio as described below. As of December 31, 2018 and 2017, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) the Company’s discretion:

	As of December 31,
	2018	2017
Total revolving and delayed draw loan commitments	$1,915	$881
Less: drawn commitments	(377)	(201)
Total undrawn commitments	1,538	680
Less: commitments substantially at discretion of the Company	(6)	(11)
Less: unavailable commitments due to borrowing base or other covenant restrictions	—	—
Total net adjusted undrawn revolving and delayed draw loan commitments	$1,532	$669

Included within the total revolving and delayed draw loan commitments as of December 31, 2018 and 2017 were delayed draw loan commitments totaling $627 and $251, respectively. The Company’s commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels).

Also included within the total revolving and delayed draw loan commitments as of December 31, 2018 were commitments to issue up to $248 in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2018, the Company had $26 in letters of credit issued and outstanding under these commitments on behalf of portfolio companies. For all these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $23 expire in 2019 and $3 expire in 2020. As of December 31, 2018, the Company recorded a liability of $1 for certain letters of credit issued and outstanding and none of the other letters of credit issued and outstanding were recorded as a liability on the Company’s balance sheet as such other letters of credit are considered in the valuation of the investments in the portfolio company.

The Company also has commitments to co-invest in the SDLP for the Company’s portion of the SDLP’s commitments to fund delayed draw loans to certain portfolio companies of the SDLP. See Note 4 for more information.

As of December 31, 2018 and 2017, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

	As of December 31,
	2018	2017
Total private equity commitments	$114	$111
Less: funded private equity commitments	(73)	(62)
Total unfunded private equity commitments	41	49
Less: private equity commitments substantially at discretion of the Company	(41)	(48)
Total net adjusted unfunded private equity commitments	$—	$1

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

Lease Commitments

The Company is obligated under a number of operating leases for office spaces with remaining terms ranging from less than one year to 8 years. For certain of its operating leases, the Company has entered into subleases including one with Ares Management. See Note 13 for a further description of the sublease with Ares Management. Total rent expense incurred by the Company for leases assumed as part of the American Capital Acquisition for the years ended December 31, 2018 and 2017 was $1 and $1, respectively, and is included in “professional fees and other costs related to the American Capital Acquisition” in the accompanying consolidated statement of operations. Total rent expense incurred by the Company, other than the leases assumed as part of the American Capital Acquisition, for the years ended December 31, 2018, 2017 and 2016 was $0, $3 and $4, respectively, and is included in “other general and administrative” expenses in the accompanying consolidated statement of operations.

The following table shows future minimum payments under the Company’s operating leases as of December 31, 2018:

For the Years Ending December 31,	Amount
2019	$25
2020	24
2021	24
2022	24
2023	25
Thereafter	37
Total	$159

The following table shows future expected rental payments to be received under the Company’s subleases where the Company is the sublessor as of December 31, 2018:

For the Years Ending December 31,	Amount
2019	$19
2020	18
2021	18
2022	17
2023	17
Thereafter	31
Total	$120

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

The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of December 31, 2018 and 2017. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of December 31, 2018
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
First lien senior secured loans	$5,836	Yield analysis	Market yield	5.4% - 17.1%	9.2%
Second lien senior secured loans	3,657	Yield analysis	Market yield	9.8% - 20.2%	11.9%
Subordinated certificates of the SDLP	652	Discounted cash flow analysis	Discount rate	12.5% - 13.5%	13.0%
Senior subordinated loans	727	Yield analysis	Market yield	10.0% - 16.8%	13.0%
Collateralized loan obligations	45	Discounted cash flow analysis	Discount rate	10.0% - 15.6%	14.1%
			Constant prepayment rate	10.0% - 30.0%	20.0%
			Constant default rate	1.0% - 2.5%	2.0%
Preferred equity securities	444	EV market multiple analysis	EBITDA multiple	4.2x - 20.0x	12.9x
Other equity securities and other	1,046	EV market multiple analysis	EBITDA multiple	5.0x - 22.9x	10.8x
Total investments	$12,407

	As of December 31, 2017
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
First lien senior secured loans	$5,197	Yield analysis	Market yield	4.2% - 19.8%	8.7%
Second lien senior secured loans	3,744	Yield analysis	Market yield	8.7% - 17.5%	10.9%
Subordinated certificates of the SDLP	487	Discounted cash flow analysis	Discount rate	11.5% - 12.5%	12.0%
Senior subordinated loans	995	Yield analysis	Market yield	9.7% - 17.5%	13.2%
Collateralized loan obligations	114	Discounted cash flow analysis	Discount rate	4.3% - 16.4%	10.2%
			Constant prepayment rate	18.7% - 27.1%	21.8%
			Constant default rate	1.8% - 2.6%	2.3%
Preferred equity securities	532	EV market multiple analysis	EBITDA multiple	3.0x - 19.0x	11.2x
Other equity securities and other	755	EV market multiple analysis	EBITDA multiple	3.5x - 19.0x	10.4x
Total investments	$11,824

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

The following table presents fair value measurements of cash and cash equivalents, investments and derivatives as of December 31, 2018:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$296	$296	$—	$—
Investments not measured at net asset value	$12,407	$—	$—	$12,407
Investments measured at net asset value (1)	10
Total investments	$12,417
Derivatives	$8	$—	$8	$—
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

The following table presents fair value measurements of cash and cash equivalents, investments and derivatives as of December 31, 2017:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$316	$316	$—	$—
Investments not measured at net asset value	$11,824	$—	$—	$11,824
Investments measured at net asset value (1)	17
Total investments	$11,841
Derivatives	$(4)	$—	$(4)	$—
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

The following table presents changes in investments that use Level 3 inputs as of and for the year ended December 31, 2018:

As of and For the Year Ended December 31, 2018
Balance as of December 31, 2017	$11,824
Net realized gains	406
Net unrealized losses	(271)
Purchases	7,135
Sales	(2,614)
Redemptions	(4,179)
Payment-in-kind interest and dividends	94
Net accretion of discount on securities	12
Net transfers in and/or out of Level 3	—
Balance as of December 31, 2018	$12,407

As of December 31, 2018, the net unrealized depreciation on the investments that use Level 3 inputs was $353. For the year ended December 31, 2018, there were no net transfers out of Level 3.

For the year ended December 31, 2018, the total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the Company’s Level 3 assets still held as of December 31, 2018, and reported within the net unrealized gains (losses) from investments, foreign currency and other transactions in the Company’s consolidated statement of operations was $(137).

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

Following are the carrying and fair values of the Company’s debt obligations as of December 31, 2018 and 2017. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of December 31,
	2018			2017
	Carrying value(1)		Fair value	Carrying value(1)		Fair value
Revolving Credit Facility	$1,064		$1,064	$395		$395
Revolving Funding Facility	520		520	600		600
SMBC Funding Facility	245		245	60		60
2018 Convertible Notes (principal amount outstanding of $0 and $270, respectively)	—	(2)	—	270	(2)	270
2019 Convertible Notes (principal amount outstanding of $300)	300	(2)	300	298	(2)	307
2022 Convertible Notes (principal amount outstanding of $388)	372	(2)	$388	368	(2)	398
2018 Notes (principal amount outstanding of $0 and $750, respectively)	—		—	748	(3)	767
2020 Notes (principal amount outstanding of $600)	598	(4)	602	597	(4)	611
2022 Notes (principal amount outstanding of $600)	595	(5)	584	593	(5)	603
2023 Notes (principal amount outstanding of $750)	744	(6)	711	743	(6)	740
2025 Notes (principal amount outstanding of $600 and $0, respectively)	593	(7)	570	—		—
2047 Notes (principal amount outstanding of $230)	183	(8)	224	182	(8)	231
	$5,214	(9)	$5,208	$4,854	(9)	$4,982
________________________________________

(1)	The Revolving Credit Facility, the Revolving Funding Facility and the SMBC Funding Facility carrying values are the same as the principal amounts outstanding.

(2)	Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes less unamortized debt issuance costs and the unaccreted discount recorded upon the issuances of such notes.

(3)	Represents the aggregate principal amount outstanding of the 2018 Notes less unamortized debt issuance costs plus the net unamortized premium recorded upon the issuances of the 2018 Notes.

(4)	Represents the aggregate principal amount outstanding of the 2020 Notes less unamortized debt issuance costs and the net unaccreted discount recorded upon the issuances of the 2020 Notes.

(5)	Represents the aggregate principal amount outstanding of the 2022 Notes less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2022 Notes.

(6)	Represents the aggregate principal amount outstanding of the 2023 Notes less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2023 Notes.

(7)	Represents the aggregate principal amount outstanding of the 2025 Notes less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2025 Notes.

(8)	Represents the aggregate principal amount outstanding of the 2047 Notes less the unaccreted purchased discount.

(9)	Total principal amount of debt outstanding totaled $5,297 and $4,943 as of December 31, 2018 and 2017, respectively.

The following table presents fair value measurements of the Company’s debt obligations as of December 31, 2018 and 2017:

	As of December 31,
Fair Value Measurements Using	2018	2017
Level 1	$224	$231
Level 2	4,984	4,751
Total	$5,208	$4,982

9.     STOCKHOLDERS’ EQUITY

There were no issuances of the Company’s equity securities for the years ended December 31, 2018, 2017 and 2016 except for in connection with the American Capital Acquisition. In connection with the American Capital Acquisition, the Company issued 112 shares valued at approximately $1,839. See Note 16 for additional information regarding the American Capital Acquisition. See Note 12 for information regarding shares of common stock issued or purchased in accordance with the Company’s dividend reinvestment plan.

Stock Repurchase Program

The Company is authorized under its stock repurchase program to purchase up to $300 (as of December 31, 2018) in the aggregate of its outstanding common stock in the open market at certain thresholds below its net asset value per share, in accordance with the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  The timing, manner, price and amount of any share repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The program does not require the Company to repurchase any specific number of shares, and the Company cannot assure stockholders that any shares will be repurchased under the program. The expiration date of the stock repurchase program is February 28, 2019. The program may be suspended, extended, modified or discontinued at any time. See Note 18 for a subsequent event relating to the Company’s stock repurchase program.

As of December 31, 2018, the Company had repurchased a total of 0.5 shares of its common stock in the open market under the stock repurchase program since the program’s inception in September 2015, at an average price of $13.92 per share, including commissions paid, leaving approximately $293 available for additional repurchases under the program. During the years ended December 31, 2018 and 2017, the Company did not repurchase any shares of the Company’s common stock under the stock repurchase program.

10.     EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted net increase in stockholders’ equity resulting from operations per share for the years ended December 31, 2018, 2017 and 2016:

	For the Years Ended December 31,
	2018	2017	2016
Net increase in stockholders’ equity resulting from operations available to common stockholders	$858	$667	$474
Weighted average shares of common stock outstanding—basic and diluted	426	425	314
Basic and diluted net increase in stockholders’ equity resulting from operations per share	$2.01	$1.57	$1.51

For the purpose of calculating diluted net increase in stockholders’ equity resulting from operations per share, the average closing price of the Company’s common stock for the year ended December 31, 2018 was less than the conversion price for each of the Convertible Unsecured Notes outstanding as of December 31, 2018, as well as any other convertible unsecured notes outstanding during the period. For the year ended December 31, 2017, the average closing price of the Company’s common stock was less than the conversion price for each of the Convertible Unsecured Notes outstanding as of December 31, 2017, as well as any other convertible unsecured notes outstanding during the period. For the year ended December 31, 2016, the average closing price of the Company’s common stock was less than the conversion price for each of the Convertible Unsecured Notes outstanding as of December 31, 2016, as well as any other convertible unsecured notes outstanding during the period.Therefore, for all periods presented in the financial statements, the underlying shares for the intrinsic value of the embedded options in the Convertible Unsecured Notes and any other convertible unsecured notes outstanding during the periods presented had no impact on the computation of diluted net increase in stockholders’ equity resulting from operations per share.

11.   INCOME AND EXCISE TAXES

For U.S. federal income tax purposes, amounts distributed to the Company’s stockholders as dividends are reported as ordinary income, capital gains, or a combination thereof. Dividends paid per common share for the years ended December 31, 2018, 2017 and 2016 were taxable as follows (unaudited):

	For the Years Ended December 31,
	2018	2017	2016
Ordinary income(1)	$1.54	$1.45	$1.26
Capital gains	—	0.07	0.26
Total(2)	$1.54	$1.52	$1.52
_______________________________________________________________________________

(1)
For the year ended December 31, 2018, ordinary income did not include dividend income that qualified to be taxed at the maximum capital gains rate or, in case of certain eligible corporate shareholders, dividends eligible for the dividends received deduction. For the years ended December 31, 2017 and 2016, ordinary income included dividend income of approximately $0.0296 and $0.0892, per share, respectively, that qualified to be taxed at the maximum capital gains rate and, in the case of certain eligible corporate shareholders, dividends that were eligible for the dividends received deduction.

(2)	For the years ended December 31, 2018, 2017 and 2016, the percentage of total dividends paid that constituted interest-related dividends were 85.4%, 86.8% and 81.4%, respectively.

The following reconciles net increase in stockholders’ equity resulting from operations to taxable income for the years ended December 31, 2018, 2017 and 2016:

	For the Years Ended December 31,
	2018	2017	2016
	(Estimated)(1)
Net increase in stockholders’ equity resulting from operations	$858	$667	$474
Adjustments:
Net unrealized losses (gains) on investments, foreign currency and other transactions	255	(136)	130
Income not currently taxable	(96)	(114)	(59)
Income for tax but not book	62	224	57
Expenses not currently deductible	52	96	37
Expenses for tax but not book	(78)	(24)	(6)
Realized gain/loss differences(2)	(433)	(47)	(78)
Taxable income	$620	$666	$555
_______________________________________________________________________________

(1)
The calculation of estimated 2018 U.S. federal taxable income is based on certain estimated amounts, including information received from third parties and, as a result, actual 2018 U.S. federal taxable income will not be finally determined until the Company’s 2018 U.S. federal tax return is filed in 2019 (and, therefore, such estimate is subject to change).

(2)
Certain realized gain/loss differences are the result of the realization of certain tax only capital losses on the investments acquired in the Allied Acquisition. Because the Allied Acquisition was a “tax-free” reorganization under the Code, realized losses for tax purposes can differ from GAAP. Note that unlike the Allied Acquisition, the American Capital Acquisition was treated as a taxable purchase of the American Capital assets for purposes of the Company’s taxable income calculations; therefore, realized gains or losses for tax purposes are generally consistent with realized gains or losses under GAAP.

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

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. As of December 31, 2018, the Company estimates that it will have a capital loss carryforward of approximately $46 available for use in later tax years. While the Company’s ability to utilize losses in the future depends on a variety of factors that cannot be known in advance, substantially all of the capital loss carryforward will be subject to limitations under Section 382 of the Code. The unused balance will be carried forward and utilized as gains are realized, subject to such limitations.

For the year ended December 31, 2018, the Company estimated U.S. federal taxable income exceeded its distributions made from such taxable income during the year; consequently, the Company has elected to carry forward the excess for distribution to shareholders in 2019. The amount carried forward to 2019 is estimated to be approximately $323, all of which is expected to be ordinary income, although these amounts will not be finalized until the 2018 tax returns are filed in 2019. For the years ended December 31, 2017 and 2016, the Company had taxable income in excess of the distributions made from such taxable income during the year, and therefore, the Company elected to carry forward the excess for distribution to shareholders in 2018 and 2017, respectively. The amounts carried forward to 2018 and 2017 were $358 and $339, respectively. To the extent that the Company determines that its estimated current year annual taxable income will exceed its estimated current year dividends from such taxable income, the Company accrues excise tax on estimated excess taxable income. For the years ended December 31, 2018, 2017 and 2016, a net expense of $14, $12 and $12, respectively, was recorded for U.S. federal excise tax. The net expense for the years ended December 31, 2017 and 2016 each included a reduction in expense related to an expected refund request arising from the overpayment of the prior year’s excise tax of $1 and $1, respectively.

As of December 31, 2018, the estimated cost basis of investments for U.S. federal tax purposes was $13.0 billion resulting in estimated gross unrealized gains and losses of $0.3 billion and $0.9 billion, respectively. As of December 31, 2017, the estimated cost basis of investments for U.S. federal tax purposes was $12.7 billion resulting in estimated gross unrealized gains and losses of $0.5 billion and $1.3 billion, respectively. As of December 31, 2018 and 2017, the cost of investments for U.S. federal tax purposes was greater than the amortized cost of investments for book purposes of $12.8 billion and $11.9 billion, respectively, primarily as a result of the carryover of tax basis in excess of the related GAAP basis in connection with the Allied Acquisition. The Allied Acquisition qualified as a “tax-free” reorganization under the Code, which resulted in the assets acquired by the Company retaining Allied Capital’s tax cost basis at the merger date.

The Company may adjust the classification of stockholders’ equity as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes, among other items. As of December 31, 2018, the tax basis of capital in excess of par value, accumulated overdistributed net investment income, accumulated undistributed net realized gains and net unrealized losses were $7,173, $(24), $491 and $(340), respectively. As of December 31, 2017, the tax basis of capital in excess of par value, accumulated overdistributed net investment income, accumulated undistributed net realized gains and net unrealized losses were $7,192, $(81), $72 and $(85), respectively. During the year ended December 31, 2018, the Company decreased capital in excess of par value by $19 and increased accumulated undistributed (overdistributed) earnings by $19. During the year ended December 31, 2017, the Company decreased capital in excess of par value by $14, increased accumulated undistributed (overdistributed) earnings by $14.

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. For the years ended December 31, 2018, 2017 and 2016, the Company recorded a net tax expense of approximately $5, $7 and $9, respectively, for these subsidiaries.

12.   DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared and payable during the years ended December 31, 2018, 2017 and 2016:

Date declared	Record date	Payment date	Per share amount	Total amount
October 31, 2018	December 14, 2018	December 28, 2018	$0.39	$166
August 1, 2018	September 14, 2018	September 28, 2018	$0.39	$166
May 2, 2018	June 15, 2018	June 29, 2018	$0.38	$162
February 13, 2018	March 15, 2018	March 30, 2018	$0.38	$162
Total declared and payable for the year ended December 31, 2018			$1.54	$656
November 2, 2017	December 15, 2017	December 29, 2017	$0.38	$162
August 2, 2017	September 15, 2017	September 29, 2017	$0.38	$162
May 3, 2017	June 15, 2017	June 30, 2017	$0.38	$162
February 22, 2017	March 15, 2017	March 31, 2017	$0.38	$162
Total declared and payable for the year ended December 31, 2017			$1.52	$648
November 2, 2016	December 15, 2016	December 30, 2016	$0.38	$119
August 3, 2016	September 15, 2016	September 30, 2016	$0.38	$119
May 4, 2016	June 15, 2016	June 30, 2016	$0.38	$119
February 26, 2016	March 15, 2016	March 31, 2016	$0.38	$120
Total declared and payable for the year ended December 31 2016			$1.52	$477

The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. When the Company issues new shares in connection with the dividend reinvestment plan, the issue price is equal to the closing price of its common stock on the dividend payment date. Dividend reinvestment plan activity for the years ended December 31, 2018, 2017 and 2016, was as follows:

	For the Years Ended December 31,
	2018		2017		2016
Shares issued	—		0.4		—
Average issue price per share	$—		$17.38		$—
Shares purchased by plan agent to satisfy dividends declared and payable during the period for stockholders	1.8	(1)	1.5	(2)	1.3	(3)
Average purchase price per share	$16.30		$16.28		$15.14
_______________________________________________________________________________

(1)    Shares were purchased in April 2018, July 2018, October 2018 and January 2019.

(2)    Shares were purchased in July 2017, October 2017 and January 2018.

(3)    Shares were purchased in April 2016, July 2016, October 2016 and January 2017.

13.   RELATED PARTY TRANSACTIONS

In accordance with the investment advisory and management agreement, the Company bears all costs and expenses of the operation of the Company and reimburses its investment adviser or its affiliates for certain of such costs and expenses paid for by the investment adviser or its affiliates on behalf of the Company. For the years ended December 31, 2018, 2017 and 2016, the Company’s investment adviser or its affiliates incurred and the Company reimbursed such expenses totaling $5, $5 and $5, respectively. The Company’s investment adviser reimbursed the Company approximately $0.5 for certain rent and utilities incurred by the Company during the first quarter of 2018. In addition, during the second quarter of 2018, the Company’s investment adviser reimbursed the Company approximately $2.2, $3.0, $3.2 and $2.9 of rent and utilities for the years ended 2017, 2016, 2015 and 2014, respectively, for an aggregate reimbursement to the Company of $11.8. Beginning April 1, 2018, the Company’s investment adviser will bear such rent and utilities expenses.

The Company is party to office leases pursuant to which it is leasing office facilities from third parties. Prior to March 31, 2018, for certain of these office leases, the Company had entered into separate subleases with Ares Management LLC, the sole member of Ares Capital Management, and IHAM, pursuant to which Ares Management LLC and IHAM subleased office space from the Company. In October 2018, the Company terminated all of its existing office space subleases with Ares Management LLC and IHAM. The Company then entered into a new sublease solely with Ares Management LLC, whereby Ares Management LLC subleased the full amount of certain of the Company’s office leases. The other office leases not subleased to Ares Management LLC are office leases assumed as part of the American Capital Acquisition.

The Company has also entered into agreements with Ares Management LLC and IHAM, pursuant to which Ares Management LLC and IHAM are entitled to use the Company’s proprietary portfolio management software. For the years ended December 31, 2018, 2017 and 2016, amounts payable to the Company under these agreements totaled $0, $0 and $0, respectively.

As part of the American Capital Acquisition, the Company assumed a long term incentive plan liability related to certain employees of a subsidiary of ACAM, which is now a subsidiary of IHAM. The liability is determined based on the fair value of certain investments acquired in the American Capital Acquisition. As of December 31, 2018, the remaining liability amount was estimated to be $1 and is included within accounts payable and other liabilities in the Company’s consolidated balance sheet. This liability is paid on an annual basis based on exited investments in a given calendar year and the value received upon their exit. During the year ended December 31, 2018, the Company paid $27 related to the long term incentive plan liability.

See Notes 3, 4, 6 and 16 for descriptions of other related party transactions.

14.   FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights as of and for the years ended December 31, 2018, 2017 and 2016:

	As of and For the Years Ended December 31,
Per Share Data:	2018	2017	2016
Net asset value, beginning of period(1)	$16.65	$16.45	$16.46
Issuances of common stock	—	(0.01)	—
Repurchases of common stock	—	—	—
Deemed contribution from Ares Capital Management (See Note 16)	—	0.13	—
Issuances of convertible notes	—	0.04	—
Net investment income for period(2)	1.63	1.20	1.57
Net realized and unrealized gains (losses) for period(2)	0.38	0.36	(0.06)
Net increase in stockholders’ equity	2.01	1.72	1.51
Total distributions to stockholders(3)	(1.54)	(1.52)	(1.52)
Net asset value at end of period(1)	$17.12	$16.65	$16.45
Per share market value at end of period	$15.58	$15.72	$16.49
Total return based on market value(4)	8.91%	4.55%	26.39%
Total return based on net asset value(5)	12.10%	10.53%	9.15%
Shares outstanding at end of period	426	426	314
Ratio/Supplemental Data:
Net assets at end of period	$7,300	$7,098	$5,165
Ratio of operating expenses to average net assets(6)(7)	8.63%	9.45%	9.59%
Ratio of net investment income to average net assets(6)(8)	9.60%	7.65%	9.58%
Portfolio turnover rate(6)	54%	51%	39%
_______________________________________________________________________________

(1)	The net assets used equals the total stockholders’ equity on the consolidated balance sheet.

(2)	Weighted average basic per share data.

(3)	Includes an additional dividend of $0.05 per share for the three months ended March 31, 2015.

(4)
For the year ended December 31, 2018, the total return based on market value equaled the decrease of the ending market value at December 31, 2018 of $15.58 per share from the ending market value at December 31, 2017 of $15.72 per share plus the declared and payable dividends of $1.54 per share for the year ended December 31, 2018, divided by the market value at December 31, 2017. For the year ended December 31, 2017, the total return based on market value equaled the decrease of the ending market value at December 31, 2017 of $15.72 per share from the ending market value at December 31, 2016 of $16.49 per share plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2017, divided by the market value at December 31, 2016. For the year ended December 31, 2016, the total return based on market value equaled the increase of the ending market value at December 31, 2016 of $16.49 per share from the ending market value at December 31, 2015 of $14.25 per share plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2016, divided by the market value at December 31, 2015. The Company’s shares fluctuate in value. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5)
For the year ended December 31, 2018, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.54 per share for the year ended December 31, 2018, divided by the beginning net asset value for the period. For the year ended December 31, 2017, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2017, divided by the beginning net asset value for the period. For the year ended December 31, 2016, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2016, divided by the beginning net asset value for the period. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan, the issuance of common stock in connection with any equity offerings and the equity components of any convertible notes issued during the period. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(6)	The ratios reflect an annualized amount.

(7)
For the year ended December 31, 2018, the ratio of operating expenses to average net assets consisted of 2.49% of base management fees, 2.24% of income based fees and capital gains incentive fees, net of the Fee Waiver (2.79% of income based fees and capital gains incentive fees excluding the Fee Waiver), 3.33% of the cost of borrowing and 0.57% of other operating expenses. For the year ended December 31, 2017, the ratio of operating expenses to average net assets consisted of 2.57% of base management fees, 2.18% of income based fees and capital gains incentive fees, net of the Fee Waiver (2.32% of income based fees and capital gains incentive fees excluding the Fee Waiver, 3.37% of the cost of borrowing and 1.33% of other operating expenses. For the year ended December 31, 2016, the ratio of operating expenses to average net assets consisted of 2.64% of base management fees, 2.29% of income based fees and capital gains incentive fees, 3.58% of the cost of borrowing and 1.08% of other operating expenses.

(8)	The ratio of net investment income to average net assets excludes income taxes related to realized gains and losses.

15.   SELECTED QUARTERLY DATA (Unaudited)

	2018
	Q4	Q3	Q2	Q1
Total investment income	$345	$342	$333	$317
Net investment income before net realized and unrealized gains (losses) and income based fees and capital gains incentive fees, net of waiver of income based fees (See Note 3)	$229	$225	$210	$192
Income based fees and capital gains incentive fees, net of waiver of income based fees (See Note 3)	$26	$40	$48	$48
Net investment income before net realized and unrealized gains (losses)	$203	$185	$162	$144
Net realized and unrealized gains (losses)	$(50)	$24	$92	$98
Net increase in stockholders’ equity resulting from operations	$153	$209	$254	$242
Basic and diluted earnings per common share	$0.36	$0.49	$0.60	$0.57
Net asset value per share as of the end of the quarter	$17.12	$17.16	$17.05	$16.84

	2017
	Q4	Q3	Q2	Q1
Total investment income	$307	$294	$284	$275
Net investment income before net realized and unrealized gains (losses) and income based fees and capital gains incentive fees, net of waiver of income based fees (See Note 3)	$185	$175	$154	$142
Income based fees and capital gains incentive fees, net of waiver of income based fees (See Note 3)	$45	$22	$30	$48
Net investment income before net realized and unrealized gains	$140	$153	$124	$94
Net realized and unrealized gains (losses)	$92	$(14)	$54	$24
Net increase in stockholders’ equity resulting from operations	$232	$139	$178	$118
Basic and diluted earnings per common share	$0.54	$0.33	$0.42	$0.28
Net asset value per share as of the end of the quarter	$16.65	$16.49	$16.54	$16.50

	2016
	Q4	Q3	Q2	Q1
Total investment income	$261	$258	$245	$248
Net investment income before net realized and unrealized gains and income based fees and capital gains incentive fees	$157	$164	$144	$147
Income based fees and capital gains incentive fees	$19	$27	$39	$33
Net investment income before net realized and unrealized gains	$138	$137	$105	$114
Net realized and unrealized gains (losses)	$(63)	$(28)	$53	$18
Net increase in stockholders’ equity resulting from operations	$75	$109	$158	$132
Basic and diluted earnings per common share	$0.24	$0.35	$0.50	$0.42
Net asset value per share as of the end of the quarter	$16.45	$16.59	$16.62	$16.50

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

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed as a result of the American Capital Acquisition:

Common stock issued by the Company	$1,839
Cash consideration paid by the Company	1,502
Deemed contribution from Ares Capital Management	54
Total purchase price	$3,395
Assets acquired:
Investments(1)	$2,543
Cash and cash equivalents	961
Other assets(2)	117
Total assets acquired	3,621
Liabilities assumed(3)	(226)
Net assets acquired	$3,395
_______________________________________________________________________________

(1)     Investments acquired were recorded at fair value, which is also the Company’s initial cost basis.

(2)     Other assets acquired in the American Capital Acquisition consisted of the following:

Receivable for open trades	$45
Escrows receivable	41
Interest receivable	9
Other assets	22
Total	$117

(3)     Liabilities assumed in the American Capital Acquisition consisted of the following:

Severance and other payroll related	$95
Lease abandonments	55
Long term incentive plan (see Note 13)	31
Escrows payable	25
Other liabilities	20
Total	$226

During the years ended December 31, 2018 and 2017, the Company incurred $3 and $45, respectively, in professional fees and other costs related to the American Capital Acquisition. For the year ended December 31, 2017, these costs included $4 of expenses related to a long term incentive plan liability assumed in the American Capital Acquisition, including $18 in one-time investment banking fees incurred in January 2017 upon the closing of the American Capital Acquisition.

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

On May 20, 2013, the Company was named as one of several defendants in an action filed in the United States District Court for the Eastern District of Pennsylvania by the bankruptcy trustee of DSI Renal Holdings LLC (“DSI Renal”) and two affiliate companies. On March 17, 2014, the motion by the Company and the other defendants to transfer the case to the United States District Court for the District of Delaware (the “Delaware Court”) was granted. On May 6, 2014, the Delaware Court referred the matter to the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The complaint alleges, among other things, that each of the named defendants participated in a purported fraudulent transfer involving the restructuring of a subsidiary of DSI Renal. Among other things, the complaint seeks, jointly and severally from all defendants, (1) damages of approximately $425, of which the complaint states the Company’s individual share is approximately $117, (2) interest thereon according to law, and (3) punitive damages. The defendants filed a motion to dismiss all claims on August 5, 2013. On July 20, 2017, the Bankruptcy Court issued an order granting the motion to dismiss certain claims and denying the motion to dismiss certain other claims, including the purported fraudulent transfer claims. The defendants answered the complaint on August 31, 2017. Under the operative scheduling order, discovery will continue until early March 29, 2019 with dispositive motions due on April 30, 2019. No trial date has been set. The Company is currently unable to assess with any certainty whether it may have any exposure in this matter. However, the Company believes the plaintiff’s claims are without merit and intends to vigorously defend itself in this matter.

On August 3, 2017, American Capital and one of its former portfolio companies were awarded a judgment plus prejudgment interest by the United States District Court for the District of Maryland (the “District Court”) following a bench trial in a case first filed by one of American Capital’s insurance companies concerning coverage for bodily injury claims against American Capital and/or its former portfolio company. The District Court found that the carrier breached its duty to defend American Capital and its former portfolio company against more than 1,000 bodily injury claims and awarded American Capital damages plus prejudgment interest. American Capital’s carrier filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit (the “Court of Appeals”); thereafter, American Capital and its former portfolio company filed a notice of cross appeal, including cross claims. The appeal was fully briefed and oral argument on the appeal took place on September 28, 2018. On February 6, 2019, the Court of Appeals entered a judgment affirming the District Court judgment in all respects in the amount of approximately $88, of which the American Capital share would be approximately $53. American Capital also intends to petition the District Court for recovery of its reasonable legal fees and costs in connection with the litigation. The carriers have not advised as to whether they intend to engage in post-judgment proceedings to attempt to modify the judgment, and accordingly, American Capital’s recovery in the litigation, if any, is not yet known. The Company has secured insurance to protect at least $47 of the judgment in favor of American Capital.

18.   SUBSEQUENT EVENTS

The Company's management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2018, except as discussed below.

In January 2019, the Company repaid in full the $300 in aggregate principal amount of the 2019 Convertible Notes upon their maturity. The 2019 Convertible Notes bore interest at a rate of 4.375% per year, payable semi-annually.

In February 2019, the Company's board of directors authorized an amendment to its stock repurchase program to (a) increase the total authorization under the program from $300 to $500 and (b) extend the expiration date of the program from February 28, 2019 to February 28, 2020. Under the stock repurchase program, the Company may repurchase up to $500 in the aggregate of its outstanding common stock in the open market at a price per share that meets certain thresholds below its net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARES CAPITAL CORPORATION

By:	/s/ R. KIPP DEVEER
R. Kipp deVeer Chief Executive Officer and Director
Date: February 12, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ R. KIPP DEVEER
R. Kipp deVeer Chief Executive Officer (principal executive officer) and Director
Date: February 12, 2019

By:	/s/ PENNI F. ROLL
Penni F. Roll Chief Financial Officer (principal financial officer)
Date: February 12, 2019

By:	/s/ SCOTT C. LEM
Scott C. Lem Chief Accounting Officer (principal accounting officer)
Date: February 12, 2019

By:	/s/ MICHAEL J AROUGHETI
Michael J Arougheti Director
Date: February 12, 2019

By:	/s/ STEVE BARTLETT
Steve Bartlett Director
Date: February 12, 2019

By:	/s/ ANN TORRE BATES
Ann Torre Bates Director
Date: February 12, 2019

By:	/s/ STEVEN B. MCKEEVER
Steven B. McKeever Director
Date: February 12, 2019

By:	/s/ DANIEL KELLY, JR.
Daniel Kelly, Jr. Director
Date: February 12, 2019

By:	/s/ ROBERT L. ROSEN
Robert L. Rosen Director
Date: February 12, 2019

By:	/s/ BENNETT ROSENTHAL
Bennett Rosenthal Director
Date: February 12, 2019

By:	/s/ ERIC B. SIEGEL
Eric B. Siegel Director
Date: February 12, 2019