Form 10-Q
period 2019-06-30
ARES CAPITAL CORP
filed 2019-07-30
CIK 1287750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, $0.001 par value	ARCC	NASDAQ Global Select Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2019
Common stock, $0.001 par value	426,720,939

ARES CAPITAL CORPORATION

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions, except per share data)

	As of
	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliate company investments	$10,695	$10,478
Non-controlled affiliate company investments	301	292
Controlled affiliate company investments	1,996	1,647
Total investments at fair value (amortized cost of $13,391 and $12,754, respectively)	12,992	12,417
Cash and cash equivalents	572	296
Interest receivable	105	91
Operating lease right-of-use asset	101	—
Other assets	76	79
Receivable for open trades	—	12
Total assets	$13,846	$12,895
LIABILITIES
Debt	$6,024	$5,214
Base management fees payable	50	45
Income based fees payable	39	36
Capital gains incentive fees payable	63	112
Interest and facility fees payable	62	64
Payable for open trades	2	25
Operating lease liabilities	131	—
Accounts payable and other liabilities	107	99
Total liabilities	6,478	5,595
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share, 600 common shares authorized; 427 and 426 common shares issued and outstanding, respectively	—	—
Capital in excess of par value	7,185	7,173
Accumulated undistributed earnings	183	127
Total stockholders’ equity	7,368	7,300
Total liabilities and stockholders’ equity	$13,846	$12,895
NET ASSETS PER SHARE	$17.27	$17.12

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest income from investments (excluding payment-in-kind (“PIK”) interest income)	$228	$199	$461	$396
PIK interest income from investments	16	18	28	35
Capital structuring service fees	28	20	67	46
Dividend income	20	8	35	17
Other income	8	20	16	26
Total investment income from non-controlled/non-affiliate company investments	300	265	607	520
From non-controlled affiliate company investments:
Interest income from investments (excluding PIK interest income)	4	4	9	8
PIK interest income from investments	1	1	2	2
Capital structuring service fees	—	—	2	—
Dividend income	—	—	1	—
Total investment income from non-controlled affiliate company investments	5	5	14	10
From controlled affiliate company investments:
Interest income from investments (excluding PIK interest income)	41	34	74	63
PIK interest income from investments	6	6	11	12
Capital structuring service fees	10	5	14	8
Dividend income	18	16	33	29
Other income	2	2	2	8
Total investment income from controlled affiliate company investments	77	63	134	120
Total investment income	382	333	755	650
EXPENSES:
Interest and credit facility fees	69	61	136	121
Base management fees	50	45	99	91
Income based fees	49	40	97	78
Capital gains incentive fees	(1)	18	1	38
Administrative fees	3	4	7	7
Other general and administrative	10	7	18	18
Total expenses	180	175	358	353
Waiver of income based fees	(10)	(10)	(20)	(20)
Total expenses, net of waiver of income based fees	170	165	338	333
NET INVESTMENT INCOME BEFORE INCOME TAXES	212	168	417	317
Income tax expense, including excise tax	4	6	8	11
NET INVESTMENT INCOME	208	162	409	306
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS, FOREIGN CURRENCY AND OTHER TRANSACTIONS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	18	24	25	24
Controlled affiliate company investments	—	(2)	—	(2)
Foreign currency and other transactions	3	5	52	(7)
Net realized gains	21	27	77	15
Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	(34)	(6)	(67)	10
Non-controlled affiliate company investments	16	(4)	9	(2)
Controlled affiliate company investments	(6)	70	(5)	148
Foreign currency and other transactions	(5)	5	(9)	19
Net unrealized gains (losses)	(29)	65	(72)	175
Net realized and unrealized gains (losses) on investments, foreign currency and other transactions	(8)	92	5	190
NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$200	$254	$414	$496
BASIC AND DILUTED EARNINGS PER COMMON SHARE (see Note 10)	$0.47	$0.60	$0.97	$1.16
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING (see Note 10)	426	426	426	426

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2019
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Healthcare Services
Absolute Dental Management LLC and ADM Equity, LLC	Dental services provider	First lien senior secured loan ($0.8 par due 1/2022)	9.91% (Libor + 7.50%/Q)	1/15/2019	$0.8	$0.8	(2)(15)
		First lien senior secured loan ($24.4 par due 1/2022)		1/5/2016	24.2	6.3	(2)(14)
		Class A preferred units (4,000,000 units)		1/5/2016	4.0	—	(2)
		Class A common units (4,000,000 units)		1/5/2016	—	—	(2)
					29.0	7.1
Acessa Health Inc. (fka HALT Medical, Inc.)	Medical supply provider	Common stock (569,823 shares)		6/22/2017	0.1	—
ADCS Billings Intermediate Holdings, LLC (19)	Dermatology practice	First lien senior secured revolving loan ($0.6 par due 5/2022)	8.21% (Libor + 5.75%/B)	5/18/2016	0.6	0.6	(2)(15)
		First lien senior secured revolving loan ($1.3 par due 5/2022)	8.08% (Libor + 5.75%/Q)	5/18/2016	1.3	1.2	(2)(15)
					1.9	1.8
ADG, LLC and RC IV GEDC Investor LLC (19)	Dental services provider	First lien senior secured revolving loan ($2.7 par due 9/2022)	7.15% (Libor + 4.75%/M)	9/28/2016	2.7	2.6	(2)(15)
		First lien senior secured revolving loan ($2.4 par due 9/2022)	9.25% (Base Rate + 3.75%/Q)	9/28/2016	2.4	2.3	(2)(15)
		Second lien senior secured loan ($89.0 par due 3/2024)	12.20% (Libor + 10.00%/S)	9/28/2016	89.0	74.8	(2)(15)
		Membership units (3,000,000 units)		9/28/2016	3.0	0.2	(2)
					97.1	79.9
Air Medical Group Holdings, Inc. and Air Medical Buyer Corp.	Emergency air medical services provider	Senior subordinated loan ($182.7 par due 3/2026)	10.287% (Libor + 7.88%/M)	3/14/2018	182.7	182.7	(2)(15)
		Warrant to purchase up to 115,733 units of common stock (expires 3/2028)		3/14/2018	0.9	1.5	(2)
					183.6	184.2
Alcami Corporation and ACM Holdings I, LLC (19)	Outsourced drug development services provider	First lien senior secured loan ($30.0 par due 7/2025)	6.65% (Libor + 4.25%/M)	7/12/2018	29.8	28.8	(3)
		Second lien senior secured loan ($77.5 par due 7/2026)	10.40% (Libor + 8.00%/M)	7/12/2018	76.8	70.5	(2)
		Common units (3,269,900 units)		7/12/2018	32.7	18.6	(2)
					139.3	117.9
Alteon Health, LLC	Provider of physician management services	First lien senior secured loan ($3.0 par due 9/2022)	8.90% (Libor + 6.50%/M)	5/15/2017	3.0	2.7	(2)(15)
athenahealth, Inc., VVC Holding Corp., Virence Intermediate Holding Corp., and Virence Holdings LLC (19)	Revenue cycle management provider to the physician practices and acute care hospitals	First lien senior secured loan ($16.1 par due 2/2026)	7.05% (Libor + 4.50%/Q)	2/11/2019	15.8	16.1	(2)
		Second lien senior secured loan ($210.3 par due 2/2027)	11.04% (Libor + 8.50%/Q)	2/11/2019	210.3	206.1	(2)
		Senior preferred stock (121,810 shares)	13.54% PIK (Libor + 11.13%/Q)	2/11/2019	124.1	124.1	(2)
		Class A interests (0.39% interest)		2/11/2019	9.0	9.0	(2)
					359.2	355.3
Bambino CI Inc. (19)	Manufacturer and provider of single-use obstetrics products	First lien senior secured revolving loan ($0.1 par due 10/2022)	7.89% (Libor + 5.50%/M)	10/17/2017	0.1	0.1	(2)(15)
		First lien senior secured revolving loan ($0.8 par due 10/2022)	7.91% (Libor + 5.50%/M)	10/17/2017	0.8	0.8	(2)(15)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2019
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured revolving loan ($1.1 par due 10/2022)	7.97% (Libor + 5.50%/M)	10/17/2017	1.1	1.1	(2)(15)
		First lien senior secured revolving loan ($1.1 par due 10/2022)	10.00% (Base Rate + 4.50%/M)	10/17/2017	1.1	1.1	(2)(15)
		First lien senior secured loan ($30.7 par due 10/2023)	7.90% (Libor + 5.50%/M)	10/17/2017	30.7	30.7	(3)(15)
					33.8	33.8
Care Hospice, Inc (19)	Provider of hospice services	First lien senior secured revolving loan	—	2/8/2018	—	—	(2)(17)
CCS-CMGC Holdings, Inc. (19)	Correctional facility healthcare operator	First lien senior secured revolving loan	—	10/1/2018	—	—	(2)(17)
		First lien senior secured loan ($34.8 par due 10/2025)	7.90% (Libor + 5.50%/M)	9/25/2018	34.5	34.5	(3)
					34.5	34.5
Center for Autism and Related Disorders, LLC (19)	Autism treatment and services provider specializing in applied behavior analysis therapy	First lien senior secured revolving loan	—	11/21/2018	—	—	(2)(17)
Comprehensive EyeCare Partners, LLC (19)	Vision care practice management company	First lien senior secured revolving loan ($0.1 par due 2/2024)	7.10% (Libor + 4.50%/Q)	2/14/2018	0.1	0.1	(2)(15)
		First lien senior secured revolving loan ($0.2 par due 2/2024)	6.83% (Libor + 4.50%/Q)	2/14/2018	0.2	0.2	(2)(15)
		First lien senior secured loan ($2.4 par due 2/2024)	7.12% (Libor + 4.50%/Q)	2/14/2018	2.4	2.4	(2)(15)
		First lien senior secured loan ($5.4 par due 2/2024)	7.12% (Libor + 4.50%/Q)	2/14/2018	5.4	5.3	(2)(15)
					8.1	8.0
D4C Dental Brands HoldCo, Inc. and Bambino Group Holdings, LLC (19)	Dental services provider	First lien senior secured revolving loan ($2.0 par due 12/2022)	10.75% (Base Rate + 5.25%/Q)	12/21/2016	2.0	2.0	(2)(15)
		Class A preferred units (1,000,000 units)	8.00% PIK	12/21/2016	1.0	1.2	(2)
					3.0	3.2
Datix Bidco Limited (8)	Global healthcare software company that provides software solutions for patient safety and risk management	First lien senior secured loan ($2.9 par due 4/2025)	7.12% (Libor + 4.50%/S)	4/27/2018	2.9	2.9	(2)
		First lien senior secured loan ($2.9 par due 4/2025)	7.12% (Libor + 4.50%/S)	4/27/2018	2.9	2.9	(2)
		First lien senior secured loan ($10.0 par due 4/2025)	7.04% (Libor + 4.50%/S)	5/28/2019	9.9	10.0	(2)
					15.7	15.8
DCA Investment Holding, LLC (19)	Multi-branded dental practice management	First lien senior secured revolving loan ($0.9 par due 7/2021)	9.75% (Base Rate + 4.25%/Q)	7/2/2015	0.9	0.9	(2)(15)(18)
		First lien senior secured loan ($18.4 par due 7/2021)	7.58% (Libor + 5.25%/Q)	7/2/2015	18.4	18.4	(4)(15)
					19.3	19.3
Emerus Holdings, Inc. (18)	Freestanding 24-hour emergency care micro-hospitals operator	First lien senior secured loan ($16.5 par due 2/2022)	14.00%	2/21/2019	16.5	16.5	(2)
GHX Ultimate Parent Corporation, Commerce Parent, Inc. and Commerce Topco, LLC	On-demand supply chain automation solutions provider to the healthcare industry	Second lien senior secured loan ($34.5 par due 6/2025)	10.33% (Libor + 8.00%/Q)	6/30/2017	34.2	34.5	(2)(15)
		Series A preferred stock (110,425 shares)	13.34% PIK (Libor + 10.75%/Q)	6/30/2017	142.7	142.7	(2)(15)
		Class A units (14,013,303 units)		6/30/2017	14.0	15.0	(2)
					190.9	192.2
Greenphire, Inc. and RMCF III CIV XXIX, L.P	Software provider for clinical trial management	Limited partnership interest (99.90% interest)		12/19/2014	1.0	3.7	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2019
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Hygiena Borrower LLC (19)	Adenosine triphosphate testing technology provider	Second lien senior secured loan ($11.1 par due 8/2023)	10.08% (Libor + 7.75%/Q)	6/29/2018	11.1	11.1	(2)(15)
		Second lien senior secured loan ($0.6 par due 8/2023)	10.08% (Libor + 7.75%/Q)	6/29/2018	0.6	0.6	(2)(15)
		Second lien senior secured loan ($2.5 par due 8/2023)	10.08% (Libor + 7.75%/Q)	8/26/2016	2.5	2.5	(2)(15)
		Second lien senior secured loan ($10.7 par due 8/2023)	10.08% (Libor + 7.75%/Q)	2/27/2017	10.7	10.7	(2)(15)
					24.9	24.9
JDC Healthcare Management, LLC (19)	Dental services provider	First lien senior secured revolving loan ($1.2 par due 4/2022)	10.15% (Libor + 7.75%/M)	4/10/2017	1.2	1.1	(2)(15)
		First lien senior secured revolving loan ($1.2 par due 4/2022)	10.16% (Libor + 7.75%/M)	4/10/2017	1.2	1.1	(2)(15)
		First lien senior secured loan ($4.2 par due 4/2023)	10.15% (Libor + 6.75% Cash, 1.00% PIK/M)	4/10/2017	4.2	3.8	(2)(15)
		First lien senior secured loan ($9.9 par due 4/2023)	10.15% (Libor + 6.75% Cash, 1.00% PIK/M)	4/10/2017	9.9	9.0	(2)(15)
		First lien senior secured loan ($19.7 par due 4/2023)	10.15% (Libor + 6.75% Cash, 1.00% PIK/M)	4/10/2017	19.7	17.9	(4)(15)
					36.2	32.9
KBHS Acquisition, LLC (d/b/a Alita Care, LLC) (19)	Provider of behavioral health services	First lien senior secured revolving loan ($0.2 par due 3/2022)	7.41% (Libor + 5.00%/M)	3/17/2017	0.2	0.2	(2)(15)
		First lien senior secured revolving loan ($0.6 par due 3/2022)	7.39% (Libor + 5.00%/M)	3/17/2017	0.6	0.5	(2)(15)
		First lien senior secured revolving loan ($1.0 par due 3/2022)	7.38% (Libor + 5.00%/M)	3/17/2017	1.0	0.9	(2)(15)
		First lien senior secured revolving loan ($0.9 par due 3/2022)	7.40% (Libor + 5.00%/M)	3/17/2017	0.9	0.9	(2)(15)
		First lien senior secured revolving loan ($2.1 par due 3/2022)	7.40% (Libor + 5.00%/M)	3/17/2017	2.1	2.0	(2)(15)
		First lien senior secured revolving loan ($0.2 par due 3/2022)	7.44% (Libor + 5.00%/M)	3/17/2017	0.2	0.2	(2)(15)
					5.0	4.7
Key Surgical LLC (19)	Provider of sterile processing, operating room and instrument care supplies for hospitals	First lien senior secured revolving loan ($0.1 par due 6/2022)	9.25% (Base Rate + 3.75%/B)	6/1/2017	0.1	0.1	(2)(15)
		First lien senior secured loan ($16.8 par due 6/2023)	5.75% (EURIBOR + 4.75%/Q)	6/1/2017	16.6	16.8	(2)(15)
					16.7	16.9
MB2 Dental Solutions, LLC (19)	Dental services provider	First lien senior secured revolving loan ($1.6 par due 9/2023)	9.25% (Base Rate + 3.75%/Q)	9/29/2017	1.6	1.6	(2)(15)
		First lien senior secured loan ($1.7 par due 9/2023)	7.16% (Libor + 4.75%/M)	9/29/2017	1.7	1.7	(2)(15)
					3.3	3.3
MCH Holdings, Inc. and MC Acquisition Holdings I, LLC	Healthcare professional provider	First lien senior secured loan ($14.5 par due 1/2020)	7.90% (Libor + 5.50%/M)	7/26/2017	14.5	14.5	(2)(15)
		First lien senior secured loan ($13.4 par due 1/2020)	7.90% (Libor + 5.50%/M)	7/26/2017	13.4	13.4	(2)(15)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2019
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($39.6 par due 1/2020)	7.90% (Libor + 5.50%/M)	7/26/2017	39.6	39.6	(3)(15)
		First lien senior secured loan ($36.8 par due 1/2020)	7.90% (Libor + 5.50%/M)	7/26/2017	36.8	36.8	(3)(15)
		First lien senior secured loan ($15.2 par due 1/2020)	7.90% (Libor + 5.50%/M)	7/26/2017	15.2	15.2	(2)(15)
		First lien senior secured loan ($14.1 par due 1/2020)	7.90% (Libor + 5.50%/M)	7/26/2017	14.1	14.1	(4)(15)
		Class A units (1,438,643 shares)		1/17/2014	1.5	1.2	(2)
					135.1	134.8
MW Dental Holding Corp. (19)	Dental services provider	First lien senior secured revolving loan ($7.5 par due 4/2021)	9.08% (Libor + 6.75%/Q)	4/12/2011	7.5	7.5	(2)(15)
		First lien senior secured loan ($0.4 par due 4/2021)	9.15% (Libor + 6.75%/Q)	3/19/2018	0.4	0.4	(2)(15)
		First lien senior secured loan ($20.7 par due 4/2021)	9.08% (Libor + 6.75%/Q)	3/19/2018	20.7	20.7	(2)(15)
		First lien senior secured loan ($104.0 par due 4/2021)	9.08% (Libor + 6.75%/Q)	4/12/2011	104.0	104.0	(2)(15)
		First lien senior secured loan ($19.0 par due 4/2021)	9.08% (Libor + 6.75%/Q)	4/12/2011	19.0	19.0	(4)(15)
					151.6	151.6
My Health Direct, Inc.	Healthcare scheduling exchange software solution provider	Warrant to purchase up to 4,548 shares of Series D preferred stock (expires 9/2024)		9/18/2014	—	—	(2)
New Trident Holdcorp, Inc. and Trident Holding Company, LLC	Outsourced mobile diagnostic healthcare service provider	Second lien senior secured loan ($78.4 par due 7/2020)		8/1/2013	67.8	—	(2)(14)
		Second lien senior secured loan ($25.2 par due 7/2022)		8/1/2013	19.4	—	(2)(14)
		Senior subordinated loan ($9.1 par due 7/2020)		11/29/2017	8.8	—	(2)(14)
					96.0	—
NMC Skincare Intermediate Holdings II, LLC (19)	Developer, manufacturer and marketer of skincare products	First lien senior secured revolving loan ($1.6 par due 10/2024)	7.15% (Libor + 4.75%/M)	10/31/2018	1.6	1.6	(2)
		First lien senior secured loan ($1.7 par due 10/2024)	7.15% (Libor + 4.75%/M)	10/31/2018	1.7	1.7	(2)
		First lien senior secured loan ($24.8 par due 10/2024)	7.15% (Libor + 4.75%/M)	10/31/2018	24.8	24.8	(3)
					28.1	28.1
NMN Holdings III Corp. and NMN Holdings LP (19)	Provider of complex rehab technology solutions for patients with mobility loss	Partnership units (30,000 units)		11/13/2018	3.0	3.0	(2)
NMSC Holdings, Inc. and ASP NAPA Holdings, LLC	Anesthesia management services provider	Second lien senior secured loan ($72.8 par due 10/2023)	12.58% (Libor + 10.00%/Q)	4/19/2016	72.8	72.8	(2)(15)
		Class A units (25,790 units)		4/19/2016	2.6	1.3	(2)
					75.4	74.1
Nodality, Inc.	Biotechnology company	First lien senior secured loan ($2.3 par due 8/2016)		11/12/2015	1.5	—	(2)(14)
		First lien senior secured loan ($0.8 par due 8/2016)		11/12/2015	0.6	—	(2)(14)
		First lien senior secured loan ($3.9 par due 8/2016)		4/25/2014	2.6	—	(2)(14)
		First lien senior secured loan ($11.0 par due 8/2016)		4/25/2014	7.1	—	(2)(14)
		Warrant to purchase up to 3,736,255 shares of common stock (expires 3/2026)		5/1/2016	—	—	(2)
					11.8	—

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2019
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
NSM Sub Holdings Corp. (19)	Provider of customized mobility, rehab and adaptive seating systems	First lien senior secured revolving loan ($0.5 par due 10/2022)	10.25% (Base Rate + 4.75%/Q)	9/28/2017	0.5	0.5	(2)(15)
		First lien senior secured loan ($10.1 par due 10/2022)	8.08% (Libor + 5.75%/Q)	5/3/2019	10.1	10.0	(2)(15)
					10.6	10.5
nThrive, Inc. (fka Precyse Acquisition Corp.)	Provider of healthcare information management technology and services	Second lien senior secured loan ($10.0 par due 4/2023)	12.15% (Libor + 9.75%/M)	4/20/2016	9.8	9.8	(2)(15)
NueHealth Performance, LLC (19)	Developer, builder and manager of specialty surgical hospitals and ambulatory surgery centers	First lien senior secured loan ($1.5 par due 9/2023)	8.90% (Libor + 6.50%/M)	9/27/2018	1.5	1.5	(2)(15)
		First lien senior secured loan ($10.0 par due 9/2023)	8.90% (Libor + 6.50%/M)	9/27/2018	10.0	10.0	(2)(15)
					11.5	11.5
OmniSYS Acquisition Corporation, OmniSYS, LLC, and OSYS Holdings, LLC	Provider of technology-enabled solutions to pharmacies	Limited liability company membership interest (1.57%)		11/21/2013	1.0	0.7	(2)
Pathway Vet Alliance LLC and Pathway Vet Alliance Holding LLC (19)	Operator of freestanding veterinary hospitals	First lien senior secured revolving loan	—	12/21/2018	—	—	(2)(17)
		First lien senior secured loan ($10.8 par due 12/2024)	6.90% (Libor + 4.50%/M)	12/21/2018	10.8	10.7	(2)(15)
		First lien senior secured loan ($57.4 par due 12/2024)	6.90% (Libor + 4.50%/M)	12/21/2018	56.8	56.8	(2)(15)
		Second lien senior secured loan ($27.4 par due 12/2025)	10.90% (Libor + 8.50%/M)		27.4	27.2	(2)(15)
		Second lien senior secured loan ($163.9 par due 12/2025)	10.90% (Libor + 8.50%/M)	12/21/2018	163.9	163.1	(2)(15)
		Preferred units (1,507,384 units)		12/21/2018	4.9	5.9
					263.8	263.7
Patterson Medical Supply, Inc.	Distributor of rehabilitation supplies and equipment	Second lien senior secured loan ($78.0 par due 8/2023)	11.08% (Libor + 8.50%/Q)	9/2/2015	76.9	67.9	(2)(15)
Phylogeny, LLC and Conversant Biologics, LLC (fka WSHP FC Acquisition LLC) (19)	Provider of biospecimen products for pharma research	First lien senior secured revolving loan ($0.8 par due 3/2024)	8.83% (Libor + 6.50%/Q)	3/30/2018	0.8	0.8	(2)(15)
		First lien senior secured loan ($6.0 par due 3/2024)	8.83% (Libor + 6.50%/Q)	3/30/2018	6.0	6.0	(2)(15)
		First lien senior secured loan ($4.7 par due 3/2024)	8.83% (Libor + 6.50%/Q)	2/11/2019	4.7	4.7	(2)(15)
		First lien senior secured loan ($28.3 par due 3/2024)	8.83% (Libor + 6.50%/Q)	3/30/2018	28.3	28.3	(3)(15)
					39.8	39.8
PhyMED Management LLC	Provider of anesthesia services	Second lien senior secured loan ($47.2 par due 5/2021)	11.15% (Libor + 8.75%/M)	12/18/2015	47.0	46.8	(2)(15)
Premise Health Holding Corp. and OMERS Bluejay Investment Holdings LP (19)	Provider of employer-sponsored onsite health and wellness clinics and pharmacies	First lien senior secured loan ($10.9 par due 7/2025)	5.83% (Libor + 3.50%/Q)	7/10/2018	10.9	10.8	(4)
		Second lien senior secured loan ($67.1 par due 7/2026)	9.83% (Libor + 7.50%/Q)	7/10/2018	66.5	66.4	(2)
		Class A units (9,775 units)		7/10/2018	9.8	11.0	(2)
					87.2	88.2
ProVation Medical, Inc.	Provider of documentation and coding software for GI physicians	First lien senior secured loan ($13.0 par due 3/2024)	9.58% (Libor + 7.00%/Q)	3/9/2018	12.8	13.0	(2)
RecoveryDirect Acquisition, L.L.C. (18)	Outpatient physical therapy provider	First lien senior secured loan ($6.9 par due 1/2024)	6.40% (Libor + 4.00%/M)	1/3/2018	6.9	6.9	(2)(15)
		First lien senior secured loan ($30.6 par due 1/2024)	6.40% (Libor + 4.00%/M)	1/3/2018	30.6	30.6	(4)(15)
					37.5	37.5

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2019
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Respicardia, Inc.	Developer of implantable therapies to improve cardiovascular health	Warrant to purchase up to 99,094 shares of Series C preferred stock (expires 6/2022)		6/28/2012	—	—	(2)
Retriever Medical/Dental Payments LLC (19)	Provider of payment processing services and software to healthcare providers	First lien senior secured loan ($2.0 par due 2/2023)	6.83% (Libor + 4.50%/Q)	3/14/2019	2.0	2.0	(2)(15)
RTI Surgical, Inc.	Manufacturer of biologic, metal and synthetic implants/devices	Second lien senior secured loan ($92.1 par due 12/2023)	11.16% (Libor + 8.75%/M)	3/8/2019	92.1	91.2	(2)(15)
Salter Labs (8)(19)	Developer, manufacturer and supplier of consumable products for medical device customers	First lien senior secured revolving loan ($0.6 par due 3/2020)	6.58% (Libor + 4.25%/Q)	2/8/2018	0.6	0.6	(2)(15)(18)
SCSG EA Acquisition Company, Inc. (19)	Provider of outsourced clinical services to hospitals and health systems	First lien senior secured revolving loan	—	9/1/2017	—	—	(2)(17)
SiroMed Physician Services, Inc. and SiroMed Equity Holdings, LLC (19)	Outsourced anesthesia provider	First lien senior secured loan ($17.1 par due 3/2024)	7.08% (Libor + 4.75%/Q)	3/26/2018	17.1	14.9	(3)(15)
		Common units (684,854 units)		3/26/2018	4.8	0.2	(2)
					21.9	15.1
SM Wellness Holdings, Inc. and SM Holdco, Inc. (19)	Breast cancer screening provider	First lien senior secured loan ($7.1 par due 8/2024)	7.90% (Libor + 5.50%/M)	8/1/2018	7.1	7.1	(2)
		Series A preferred stock (44,975 shares)	12.84% PIK (Libor + 10.25%/Q)	8/1/2018	50.5	50.2	(2)
		Series A units (7,475 units)		8/1/2018	7.5	0.1	(2)
		Series B units (747,500 units)		8/1/2018	—	7.7	(2)
					65.1	65.1
Synergy HomeCare Franchising, LLC and NP/Synergy Holdings, LLC (19)	Franchisor of private-pay home care for the elderly	First lien senior secured loan ($16.0 par due 4/2024)	8.08% (Libor + 5.75%/Q)	4/2/2018	16.0	16.0	(2)(15)
		Common units (550 units)		4/2/2018	0.6	0.7
					16.6	16.7
Teligent, Inc. (19)	Pharmaceutical company that develops, manufactures and markets injectable pharmaceutical products	Second lien senior secured loan ($19.4 par due 6/2024)	11.08% (Libor + 7.75% Cash, 1.00% PIK/Q)	12/13/2018	19.4	19.0	(2)(15)
		Second lien senior secured loan ($48.2 par due 6/2024)	11.20% (Libor + 7.75% Cash, 1.00% PIK/Q)	12/13/2018	48.2	47.2	(2)(15)
					67.6	66.2
TerSera Therapeutics LLC	Acquirer and developer of specialty therapeutic pharmaceutical products	First lien senior secured loan ($2.1 par due 3/2023)	7.58% (Libor + 5.25%/Q)	9/27/2018	2.1	2.1	(2)(15)
		First lien senior secured loan ($5.2 par due 3/2023)	7.58% (Libor + 5.25%/Q)	5/3/2017	5.2	5.2	(4)(15)
		First lien senior secured loan ($1.8 par due 3/2023)	7.58% (Libor + 5.25%/Q)	4/1/2019	1.8	1.8	(2)(15)
					9.1	9.1
U.S. Acute Care Solutions, LLC (19)	Provider of physician management services	First lien senior secured revolving loan ($1.1 par due 1/2022)	7.40% (Libor + 5.00%/M)	2/8/2018	1.1	1.1	(2)
U.S. Anesthesia Partners, Inc.	Anesthesiology service provider	Second lien senior secured loan ($71.8 par due 6/2025)	9.65% (Libor + 7.25%/M)	6/16/2017	71.0	71.8	(2)(15)
United Digestive MSO Parent, LLC (18)	Gastroenterology physician group	First lien senior secured loan ($12.5 par due 12/2024)	7.08% (Libor + 4.50%/Q)	12/14/2018	12.5	12.5	(2)(15)
Urgent Cares of America Holdings I, LLC and FastMed Holdings I, LLC (19)	Operator of urgent care clinics	First lien senior secured revolving loan ($10.0 par due 2/2022)	10.33% (Libor + 8.00%/Q)	8/15/2017	10.0	10.0	(2)(15)
		Preferred units (7,696,613 units)		6/11/2015	7.7	—
		Series A common units (2,000,000 units)		6/11/2015	2.0	—
		Series C common units (5,288,427 units)		6/11/2015	—	—

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2019
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					19.7	10.0
Urology Management Associates, LLC and JWC/UMA Holdings, L.P.	Urology private practice	First lien senior secured loan ($9.8 par due 8/2024)	7.40% (Libor + 5.00%/M)	8/31/2018	9.7	9.8	(2)(15)
		Limited partnership interests (3.64% interest)		8/31/2018	4.8	5.3	(2)
					14.5	15.1
Verscend Holding Corp. (19)	Healthcare analytics solutions provider	First lien senior secured loan ($47.0 par due 8/2025)	6.90% (Libor + 4.50%/M)	8/27/2018	46.7	46.9	(2)
Vertice Pharma UK Parent Limited (8)	Manufacturer and distributor of generic pharmaceutical products	Preferred shares (40,662 shares)	8.00% PIK	12/21/2015	0.3	0.5
West Dermatology, LLC (19)	Dermatology practice platform	First lien senior secured revolving loan ($0.6 par due 4/2022)	8.03% (Libor + 5.50%/Q)	2/8/2018	0.6	0.6	(2)(15)
		First lien senior secured revolving loan ($0.4 par due 4/2022)	7.91% (Libor + 5.50%/M)	2/8/2018	0.4	0.4	(2)(15)
		First lien senior secured loan ($2.2 par due 4/2023)	7.91% (Libor + 5.50%/M)	9/5/2018	2.2	2.2	(2)(15)
		First lien senior secured loan ($0.5 par due 4/2023)	7.91% (Libor + 5.50%/B)	9/5/2018	0.5	0.5	(2)(15)
		First lien senior secured loan ($3.0 par due 4/2023)	8.02% (Libor + 5.50%/Q)	9/5/2018	3.0	3.0	(2)(15)
		First lien senior secured loan ($1.3 par due 4/2023)	8.03% (Libor + 5.50%/Q)	9/5/2018	1.3	1.3	(2)(15)
		First lien senior secured loan ($0.2 par due 4/2023)	7.98% (Libor + 5.50%/Q)	9/5/2018	0.2	0.2	(2)(15)
		First lien senior secured loan ($4.6 par due 4/2023)	7.83% (Libor + 5.50%/Q)	9/5/2018	4.6	4.6	(2)(15)
		First lien senior secured loan ($7.5 par due 4/2023)	7.83% (Libor + 5.50%/Q)	4/2/2018	7.5	7.5	(2)(15)
					20.3	20.3
WIRB - Copernicus Group, Inc. (18)	Provider of regulatory, ethical, and safety review services for clinical research involving human subjects	First lien senior secured revolving loan	—	2/8/2018	—	—	(2)(17)

					2,782.1	2,583.8		35.07%

Business Services
Accommodations Plus Technologies LLC and Accommodations Plus Technologies Holdings LLC (19)	Provider of outsourced crew accommodations and logistics management solutions to the airline industry	Class A common units (236,358 units)		5/11/2018	4.5	7.0
Achilles Acquisition LLC (19)	Benefits broker and outsourced workflow automation platform provider for brokers	First lien senior secured loan ($8.4 par due 10/2025)	6.44% (Libor + 4.00%/M)	10/11/2018	8.3	8.4	(2)
		First lien senior secured loan ($10.7 par due 10/2025)	6.44% (Libor + 4.00%/M)	10/11/2018	10.7	10.7	(2)
					19.0	19.1
Alera Group Intermediate Holdings, Inc. (19)	Insurance service provider	Second lien senior secured loan ($4.5 par due 3/2026)	10.90% (Libor + 8.50%/M)	3/5/2019	4.5	4.5	(2)
		Second lien senior secured loan ($26.2 par due 3/2026)	10.90% (Libor + 8.50%/M)	3/5/2019	26.2	25.9	(3)
					30.7	30.4
Anaqua Parent Holdings, Inc. & Astorg VII Co-Invest Anaqua (19)	Provider of IP management lifecycle software	First lien senior secured loan ($4.3 par due 4/2026)	8.33% (Libor + 5.75%/B)	4/10/2019	4.2	4.2	(2)(8)
		First lien senior secured loan ($0.5 par due 4/2026)	8.08% (Libor + 5.75%/Q)	4/10/2019	0.5	0.5	(2)
		First lien senior secured loan ($7.4 par due 4/2026)	8.00% (Libor + 5.50%/B)	4/10/2019	7.4	7.3	(2)(15)
		First lien senior secured loan ($0.3 par due 4/2026)	7.83% (Libor + 5.50%/Q)	4/10/2019	0.3	0.3	(2)(15)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2019
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Limited partnership units (4,400,000 units)		6/13/2019	5.0	5.0	(2)(8)
					17.4	17.3
Apptio, Inc. (19)	Provider of cloud-based technology business management solutions	First lien senior secured loan ($62.2 par due 1/2025)	9.67% (Libor + 7.25%/M)	1/10/2019	62.2	61.6	(2)(15)
AQ Sunshine, Inc. (19)	Specialized insurance broker	First lien senior secured revolving loan		4/15/2019	—	—	(17)
		First lien senior secured loan ($6.6 par due 4/2025)	7.83% (Libor + 5.50%/Q)	4/15/2019	6.6	6.4	(2)(15)
					6.6	6.4
Avetta, LLC (19)	Supply chain risk management SaaS platform for global enterprise clients	First lien senior secured loan ($36.3 par due 4/2024)	7.90% (Libor + 5.50%/M)	4/10/2018	36.3	36.3	(2)(15)
Blue Campaigns Intermediate Holding Corp. and Elevate Parent, Inc. (dba EveryAction) (19)	Provider of fundraising and organizing efforts and digital services to non-profits and political campaigns	First lien senior secured loan ($40.8 par due 8/2023)	9.27% (Libor + 6.75%/Q)	8/20/2018	40.8	40.8	(2)(15)
		Series A preferred stock (150,000 shares)		9/26/2018	1.5	1.8
					42.3	42.6
CallMiner, Inc.	Provider of cloud-based conversational analytics solutions	Warrant to purchase up to 2,350,636 shares of Series 1 preferred stock (expires 7/2024)		7/23/2014	—	—	(2)
Chesapeake Research Review, LLC and Schulman Associates Institutional Review Board, Inc. (19)	Provider of central institutional review boards over clinical trials	First lien senior secured loan ($3.8 par due 11/2023)	8.08% (Libor + 5.75%/Q)	2/28/2019	3.8	3.8	(2)(15)
CMW Parent LLC (fka Black Arrow, Inc.)	Multiplatform media firm	Series A units (32 units)		9/11/2015	—	—	(2)
Command Alkon Incorporated (19)	Software solutions provider to the ready-mix concrete industry	First lien senior secured revolving loan ($4.1 par due 9/2022)	9.50% (Base Rate + 4.00%/M)	9/1/2017	4.1	4.0	(2)(15)(18)
		First lien senior secured loan ($20.3 par due 9/2023)	7.44% (Libor + 5.00%/M)	9/1/2017	20.3	19.6	(2)(15)
		Second lien senior secured loan ($33.8 par due 3/2024)	11.44% (Libor + 9.00%/M)	9/1/2017	33.8	31.7	(2)(15)
					58.2	55.3
Compuware Parent, LLC	Web and mobile cloud performance testing and monitoring services provider	Class A-1 common stock (4,132 units)		12/15/2014	2.3	2.6	(2)
		Class B-1 common stock (4,132 units)		12/15/2014	0.5	0.5	(2)
		Class C-1 common stock (4,132 units)		12/15/2014	0.3	0.4	(2)
		Class A-2 common stock (4,132 units)		12/15/2014	—	—	(2)
		Class B-2 common stock (4,132 units)		12/15/2014	—	—	(2)
		Class C-2 common stock (4,132 units)		12/15/2014	—	—	(2)
					3.1	3.5
Directworks, Inc. and Co-Exprise Holdings, Inc.	Provider of cloud-based software solutions for direct materials sourcing and supplier management for manufacturers	First lien senior secured loan ($1.8 par due 4/2018)		12/19/2014	1.3	—	(2)(14)
		Warrant to purchase up to 1,875,000 shares of Series 1 preferred stock (expires 12/2024)		12/19/2014	—	—	(2)
					1.3	—
Display Holding Company, Inc., Saldon Holdings, Inc. and Fastsigns Holdings Inc. (19)	Provider of visual communications solutions	First lien senior secured loan ($16.4 par due 3/2025)	7.15% (Libor + 4.75%/M)	3/13/2019	16.4	16.2	(3)(15)
		Common units (600 units)		3/13/2019	0.6	0.6	(2)
					17.0	16.8
Doxim Inc. (8)(19)	Enterprise content management provider	First lien senior secured loan ($4.8 par due 2/2024)	8.40% (Libor + 6.00%/Q)	2/28/2018	4.8	4.8	(2)(15)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2019
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($10.2 par due 2/2024)	8.33% (Libor + 6.00%/Q)	2/28/2018	10.1	10.2	(2)(11)(15)
					14.9	15.0
DRB Holdings, LLC (19)	Provider of integrated technology solutions to car wash operators	First lien senior secured loan ($23.6 par due 10/2023)	8.20% (Libor + 6.00%/S)	10/6/2017	23.6	22.9	(3)(15)
DTI Holdco, Inc. and OPE DTI Holdings, Inc. (19)	Provider of legal process outsourcing and managed services	First lien senior secured revolving loan ($0.6 par due 9/2021)	7.01% (Libor + 4.50%/B)	9/23/2016	0.6	0.6	(2)
		First lien senior secured revolving loan ($0.7 par due 9/2021)	6.92% (Libor + 4.50%/M)	9/23/2016	0.7	0.7	(2)
		First lien senior secured revolving loan ($2.2 par due 9/2021)	6.90% (Libor + 4.50%/M)	9/23/2016	2.2	2.2	(2)
		Class A common stock (7,500 shares)		8/19/2014	7.5	6.4	(2)
		Class B common stock (7,500 shares)		8/19/2014	—	—	(2)
					11.0	9.9
Emergency Communications Network, LLC (19)	Provider of mission critical emergency mass notification solutions	First lien senior secured revolving loan ($5.4 par due 6/2022)	8.67% (Libor + 6.25%/M)	6/1/2017	5.4	5.1	(2)(15)
		First lien senior secured loan ($25.0 par due 6/2023)	8.65% (Libor + 6.25%/M)	6/1/2017	24.9	23.3	(2)(15)
		First lien senior secured loan ($19.6 par due 6/2023)	8.65% (Libor + 6.25%/M)	6/1/2017	19.5	18.3	(4)(15)
					49.8	46.7
Episerver Inc. and Goldcup 17308 AB (8)(19)	Provider of web content management and digital commerce solutions	First lien senior secured loan ($6.2 par due 10/2024)	8.40% (EURIBOR + 6.00%/M)	3/22/2019	6.1	6.1	(2)
		First lien senior secured loan ($27.6 par due 10/2024)	8.15% (Libor + 5.75%/M)	10/9/2018	27.6	27.3	(2)(15)
					33.7	33.4
First Insight, Inc.	Software company providing merchandising and pricing solutions to companies worldwide	Warrant to purchase up to 122,827 units of Series C preferred stock (expires 3/2024)		3/20/2014	—	—	(2)
Foundation Risk Partners, Corp. (19)	Full service independent insurance agency	First lien senior secured revolving loan ($7.8 par due 11/2023)	7.08% (Libor + 4.75%/Q)	5/1/2019	7.8	7.8	(2)(15)
		First lien senior secured loan ($22.2 par due 11/2023)	7.08% (Libor + 4.75%/Q)	11/10/2017	22.2	22.2	(3)(15)
		Second lien senior secured loan ($21.7 par due 11/2024)	10.83% (Libor + 8.50%/Q)	8/9/2018	21.7	21.7	(2)(15)
		Second lien senior secured loan ($19.1 par due 11/2024)	10.83% (Libor + 8.50%/Q)	8/9/2018	19.1	19.1	(2)(15)
		Second lien senior secured loan ($2.3 par due 11/2024)	10.83% (Libor + 8.50%/Q)	5/1/2019	2.3	2.3	(2)(15)
		Second lien senior secured loan ($27.5 par due 11/2024)	10.83% (Libor + 8.50%/Q)	11/10/2017	27.5	27.5	(2)(15)
					100.6	100.6
Genesis Acquisition Co. and Genesis Holding Co. (19)	Child care management software and services provider	Second lien senior secured loan ($25.8 par due 7/2025)	10.04% (Libor + 7.50%/B)	7/31/2018	25.8	25.8	(2)
		Class A common stock (8 shares)		7/31/2018	0.8	1.0	(2)
					26.6	26.8
Graphpad Software, LLC (19)	Provider of data analysis, statistics, and visualization software solutions for scientific research applications	First lien senior secured loan ($1.1 par due 12/2023)	8.20% (Libor + 6.00%/Q)	12/21/2017	1.1	1.1	(2)(15)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2019
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
GTCR-Ultra Holdings III, LLC and GTCR-Ultra Holdings LLC (19)	Provider of payment processing and merchant acquiring solutions	Class A-2 units (911 units)		8/1/2017	0.9	1.5	(2)
		Class B units (2,878,372 units)		8/1/2017	—	—	(2)
					0.9	1.5
HAI Acquisition Corporation and Aloha Topco, LLC (19)	Professional employer organization offering human resources, compliance and risk management services	First lien senior secured loan ($62.5 par due 11/2024)	8.07% (Libor + 5.50%/Q)	11/1/2017	62.5	62.5	(3)(15)
		Class A units (16,980 units)		11/1/2017	1.7	2.4	(2)
					64.2	64.9
IfByPhone Inc.	Voice-based marketing automation software provider	Warrant to purchase up to 124,300 shares of Series C preferred stock (expires 10/2022)		10/15/2012	0.1	0.1	(2)
Implementation Management Assistance, LLC (19)	Revenue cycle consulting firm to the healthcare industry	First lien senior secured revolving loan ($10.3 par due 12/2023)	6.83% (Libor + 4.50%/Q)	12/13/2017	10.3	10.2	(2)(15)
		First lien senior secured revolving loan ($0.5 par due 12/2023)	6.83% (Libor + 4.50%/Q)	12/13/2017	0.5	0.5	(2)(15)
		First lien senior secured loan ($16.9 par due 12/2023)	6.83% (Libor + 4.50%/Q)	12/13/2017	16.9	16.7	(2)(15)
					27.7	27.4
Infinite Electronics International, Inc. (19)	Manufacturer and distributor of radio frequency and microwave electronic components	First lien senior secured revolving loan	—	7/2/2018	—	—	(2)(17)
		First lien senior secured loan ($16.4 par due 7/2025)	6.33% (Libor + 4.00%/Q)	7/2/2018	16.3	16.4	(2)
					16.3	16.4
Infogix, Inc. and Infogix Parent Corporation (19)	Enterprise data analytics and integrity software solutions provider	First lien senior secured revolving loan ($1.6 par due 4/2024)	8.15% (Libor + 6.00%/A)	4/18/2018	1.6	1.6	(2)(15)
		Series A preferred stock (2,475 shares)	9.00% PIK	1/3/2017	2.6	2.2
		Common stock (1,297,768 shares)		1/3/2017	—	—
					4.2	3.8
Inmar, Inc.	Technology-driven solutions provider for retailers, wholesalers and manufacturers	First lien senior secured loan ($15.7 par due 5/2024)	6.33% (Libor + 4.00%/Q)	1/31/2019	15.0	14.9	(2)(15)
		Second lien senior secured loan ($28.3 par due 5/2025)	10.33% (Libor + 8.00%/Q)	4/25/2017	28.0	27.4	(2)(15)
					43.0	42.3
InterVision Systems, LLC and InterVision Holdings, LLC	Provider of cloud based IT solutions, infrastructure and services	First lien senior secured loan ($16.4 par due 5/2022)	10.15% (Libor + 7.77%/M)	5/31/2017	16.4	15.5	(2)(15)
		First lien senior secured loan ($24.7 par due 5/2022)	11.29% (Libor + 8.88%/M)	5/31/2017	24.7	23.5	(2)(15)
		First lien senior secured loan ($10.0 par due 5/2022)	10.34% (Libor + 7.94%/M)	5/31/2017	10.0	9.5	(4)(15)
		Class A membership units (1,000 units)		5/31/2017	1.0	0.3
					52.1	48.8
Invoice Cloud, Inc. (19)	Provider of electronic payment processing solutions	First lien senior secured loan ($32.6 par due 2/2024)	9.04% (Libor + 6.50%/Q)	2/11/2019	32.6	32.3	(2)(15)
iPipeline, Inc., Internet Pipeline, Inc., iPipeline Limited and iPipeline Holdings, Inc. (19)	Provider of SaaS-based software solutions to the insurance and financial services industry	First lien senior secured loan ($11.1 par due 8/2022)	7.16% (Libor + 4.75%/M)	12/18/2017	11.7	11.1	(2)(8)(15)
		First lien senior secured loan ($7.4 par due 8/2022)	7.16% (Libor + 4.75%/M)	6/15/2017	7.3	7.4	(4)(15)
		First lien senior secured loan ($4.9 par due 8/2022)	7.16% (Libor + 4.75%/M)	9/15/2017	4.9	4.9	(4)(15)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2019
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($16.1 par due 8/2022)	7.16% (Libor + 4.75%/M)	8/4/2015	16.1	16.1	(3)(15)
		First lien senior secured loan ($14.4 par due 8/2022)	7.16% (Libor + 4.75%/M)	8/4/2015	14.4	14.4	(4)(15)
		Preferred stock (1,100 shares)		8/4/2015	1.1	5.4	(2)
		Common stock (668,781 shares)		8/4/2015	—	0.1	(2)
					55.5	59.4
IRI Holdings, Inc., IRI Group Holdings, Inc. and IRI Parent, L.P.	Market research company focused on the consumer packaged goods industry	First lien senior secured loan ($34.8 par due 11/2025)	7.02% (Libor + 4.50%/Q)	11/30/2018	34.5	34.8	(3)
		First lien senior secured loan ($21.6 par due 11/2025)	7.02% (Libor + 4.50%/Q)	11/30/2018	21.4	21.6	(4)
		Second lien senior secured loan ($86.8 par due 11/2026)	10.52% (Libor + 8.00%/Q)	11/30/2018	85.4	86.8	(2)
		Series A-1 preferred shares (46,900 shares)	13.14% PIK (Libor + 10.50%/Q)	11/30/2018	48.3	49.0	(2)(15)
		Class A-1 common units (90,500 units)		11/30/2018	9.1	9.1	(2)
					198.7	201.3
Kaufman, Hall & Associates, LLC (19)	Provider of specialty advisory services and software solutions to the healthcare market	First lien senior secured loan ($8.1 par due 5/2025)	7.66% (Libor + 5.25%/M)	11/9/2018	8.1	8.1	(4)(15)
		First lien senior secured loan ($6.8 par due 5/2025)	7.93% (Libor + 5.25%/S)	11/9/2018	6.8	6.8	(4)(15)
					14.9	14.9
Labstat International Inc. (8)(19)	Lab testing services for nicotine containing products	First lien senior secured loan ($5.2 par due 6/2024)	8.22% (CDOR + 6.25%/Q)	10/19/2018	5.1	5.2	(2)
		First lien senior secured loan ($19.9 par due 6/2024)	8.22% (CDOR + 6.25%/Q)	6/25/2018	19.6	19.9	(2)
					24.7	25.1
LLSC Holdings Corporation (dba Lawrence Merchandising Services) (7)	Marketing services provider	Series A preferred stock (9,000 shares)		1/3/2017	1.8	0.4
		Common stock (1,000 shares)		1/3/2017	—	—
					1.8	0.4
Masergy Holdings, Inc. (19)	Provider of software-defined solutions for enterprise global networks, cyber security, and cloud communications	First lien senior secured revolving loan	—	2/8/2018	—	—	(2)(17)
Ministry Brands, LLC and MB Parent HoldCo, L.P. (dba Community Brands) (18)	Software and payment services provider to faith-based institutions	First lien senior secured revolving loan ($2.2 par due 12/2022)	7.33% (Libor + 5.00%/Q)	12/2/2016	2.2	2.2	(2)(15)
		First lien senior secured loan ($4.9 par due 12/2022)	6.33% (Libor + 4.00%/Q)	8/22/2017	4.9	4.9	(2)(15)
		First lien senior secured loan ($9.4 par due 12/2022)	6.33% (Libor + 4.00%/Q)	4/6/2017	9.4	9.4	(2)(15)
		Second lien senior secured loan ($16.6 par due 6/2023)	11.58% (Libor + 9.25%/Q)	12/2/2016	16.6	16.6	(2)(15)
		Second lien senior secured loan ($17.9 par due 6/2023)	11.58% (Libor + 9.25%/Q)	8/22/2017	17.9	17.9	(2)(15)
		Second lien senior secured loan ($4.7 par due 6/2023)	11.58% (Libor + 9.25%/Q)	4/6/2017	4.7	4.7	(2)(15)
		Second lien senior secured loan ($10.3 par due 6/2023)	10.33% (Libor + 8.00%/Q)	4/18/2018	10.3	10.3	(2)(15)
		Second lien senior secured loan ($9.2 par due 6/2023)	11.58% (Libor + 9.25%/Q)	4/6/2017	9.2	9.2	(2)(15)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2019
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Second lien senior secured loan ($38.6 par due 6/2023)	10.33% (Libor + 8.00%/Q)	4/18/2018	38.6	38.6	(2)(15)
		Second lien senior secured loan ($75.0 par due 6/2023)	11.58% (Libor + 9.25%/Q)	12/2/2016	74.5	75.0	(2)(15)
		Second lien senior secured loan ($15.0 par due 6/2023)	11.58% (Libor + 9.25%/Q)	12/2/2016	14.9	15.0	(3)(15)
		Class A units (500,000 units)		12/2/2016	5.0	8.4	(2)
					208.2	212.2
MVL Group, Inc. (7)	Marketing research provider	Common stock (560,716 shares)		4/1/2010	—	—	(2)
NAS, LLC, Nationwide Marketing Group, LLC and Nationwide Administrative Services, Inc.	Buying and marketing services organization for appliance, furniture and consumer electronics dealers	Second lien senior secured loan ($6.0 par due 12/2021)	11.08% (Libor + 8.75%/Q)	6/1/2015	6.0	6.0	(2)(15)
		Second lien senior secured loan ($25.1 par due 12/2021)	11.08% (Libor + 8.75%/Q)	6/1/2015	25.1	25.1	(2)(15)
					31.1	31.1
Novetta Solutions, LLC	Provider of advanced analytics solutions for the government, defense and commercial industries	First lien senior secured loan ($8.6 par due 10/2022)	7.41% (Libor + 5.00%/M)	1/3/2017	8.4	8.3	(4)(15)
		Second lien senior secured loan ($31.0 par due 10/2023)	10.91% (Libor + 8.50%/M)	1/3/2017	29.2	28.2	(2)(15)
					37.6	36.5
NSM Insurance Group, LLC	Insurance program administrator	First lien senior secured loan ($4.6 par due 5/2024)	6.83% (Libor + 4.50%/Q)	3/27/2019	4.6	4.6	(2)(15)
		First lien senior secured loan ($13.1 par due 5/2024)	6.83% (Libor + 4.50%/Q)	5/11/2018	13.1	13.1	(3)(15)
		First lien senior secured loan ($5.6 par due 5/2024)	6.83% (Libor + 4.50%/Q)	6/28/2019	5.6	5.6	(2)(15)
					23.3	23.3
PayNearMe, Inc.	Electronic cash payment system provider	Warrant to purchase up to 195,726 shares of Series E preferred stock (expires 3/2023)		3/11/2016	0.2	—	(2)
PDI TA Holdings, Inc., Peachtree Parent, Inc. and Insight PDI Holdings, LLC (19)	Provider of enterprise management software for the convenience retail and petroleum wholesale market	First lien senior secured revolving loan ($5.8 par due 10/2024)	9.00% (Base Rate + 3.50%/Q)	3/19/2019	5.8	5.8	(2)(15)
		First lien senior secured loan ($55.0 par due 10/2024)	6.92% (Libor + 4.50%/Q)	3/19/2019	55.0	54.9	(2)(15)
		Second lien senior secured loan ($70.1 par due 10/2025)	10.92% (Libor + 8.50%/Q)	3/19/2019	70.1	70.0	(2)(15)
		Series A preferred shares (13,656 shares)	13.25% PIK	3/19/2019	13.9	14.2	(2)
		Class A units (1,942,225 units)		3/19/2019	1.9	1.9	(2)
					146.7	146.8
Pegasus Global Enterprise Holdings, LLC, Mekone Blocker Acquisition, Inc. and Mekone Parent, LLC (19)	Provider of plant maintenance and scheduling software	First lien senior secured loan ($20.3 par due 5/2025)	8.15% (Libor + 5.75%/M)	5/29/2019	20.3	20.1	(2)(15)
		Class A units (5,000 units)		5/29/2019	5.0	5.0	(2)
					25.3	25.1
Perforce Software, Inc. (19)	Developer of software used for application development	First lien senior secured revolving loan ($0.1 par due 12/2022)	9.00% (Base Rate + 3.50%/Q)	2/8/2019	0.1	0.1	(2)(15)
		First lien senior secured loan ($35.3 par due 12/2024)	9.00% (Base Rate + 3.50%/Q)	2/8/2019	35.1	35.3	(2)(15)
					35.2	35.4

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2019
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
PHL Investors, Inc., and PHL Holding Co. (7)	Mortgage services	Class A common stock (576 shares)		7/31/2012	3.8	—	(2)
PHNTM Holdings, Inc. and Planview Parent, Inc.	Provider of project and portfolio management software	Second lien senior secured loan ($62.0 par due 7/2023)	12.15% (Libor + 9.75%/M)	1/27/2017	61.4	62.0	(2)(15)
		Class A common shares (990 shares)		1/27/2017	1.0	1.6	(2)
		Class B common shares (168,329 shares)		1/27/2017	—	0.3	(2)
					62.4	63.9
Poplicus Incorporated	Business intelligence and market analytics platform for companies that sell to the public sector	Warrant to purchase up to 2,402,991 shares of Series C preferred stock (expires 6/2025)		6/25/2015	0.1	—	(2)
Production Resource Group, L.L.C.	Provider of rental equipment, labor, production management, scenery, and other products to various entertainment end-markets	First lien senior secured loan ($21.0 par due 8/2024)	9.53% (Libor + 7.00%/Q)	8/21/2018	21.0	20.2	(2)(15)
		First lien senior secured loan ($80.0 par due 8/2024)	9.53% (Libor + 7.00%/Q)	8/21/2018	80.0	76.8	(3)(15)
					101.0	97.0
Project Alpha Intermediate Holding, Inc. and Qlik Parent, Inc.	Provider of data visualization software for data analytics	Class A common shares (7,445 shares)		8/22/2016	7.4	11.8	(2)
		Class B common shares (1,841,609 shares)		8/22/2016	0.1	0.1	(2)
					7.5	11.9
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	0.3	0.2	(2)
SCM Insurance Services Inc. (19)	Provider of claims management, claims investigation & support and risk management solutions for the Canadian property and casualty insurance industry	First lien senior secured revolving loan ($3.8 par due 8/2022)	7.95% (Base Rate + 4.00%/Q)	8/29/2017	3.8	3.8	(2)
		First lien senior secured loan ($20.3 par due 8/2024)	6.96% (CDOR + 5.00%/M)	8/29/2017	21.1	19.8	(2)(8)
		Second lien senior secured loan ($58.0 par due 3/2025)	10.96% (CDOR + 9.00%/M)	8/29/2017	60.5	55.7	(2)(8)
					85.4	79.3
SpareFoot, LLC (19)	PMS solutions and web services for the self-storage industry.	First lien senior secured revolving loan ($0.3 par due 4/2023)	6.69% (Libor + 4.25%/M)	4/13/2018	0.3	0.3	(2)(15)
		First lien senior secured loan ($0.5 par due 4/2024)	6.69% (Libor + 4.25%/M)	3/29/2019	0.5	0.5	(2)(15)
		Second lien senior secured loan ($4.2 par due 4/2025)	10.65% (Libor + 8.25%/M)	8/31/2018	4.1	4.2	(2)(15)
		Second lien senior secured loan ($6.1 par due 4/2025)	10.65% (Libor + 8.25%/M)	4/13/2018	6.0	6.1	(2)(15)
					10.9	11.1
Sparta Systems, Inc., Project Silverback Holdings Corp. and Silverback Holdings, Inc. (19)	Quality management software provider	Second lien senior secured loan ($20.0 par due 8/2025)	10.65% (Libor + 8.25%/M)	8/21/2017	19.7	16.6	(2)(15)
		Series B preferred shares (10,084 shares)		8/21/2017	1.1	—
					20.8	16.6
Telestream Holdings Corporation (19)	Provider of digital video tools and workflow solutions to the media and entertainment industries	First lien senior secured revolving loan ($1.2 par due 3/2022)	8.63% (Libor + 6.45%/S)	2/8/2018	1.2	1.2	(2)(18)
The Ultimate Software Group, Inc. and H&F Unite Partners, L.P. (19)	Provider of cloud based HCM solutions for businesses	Second lien senior secured loan ($205.4 par due 5/2027)	10.33% (Libor + 8.00%/Q)	5/3/2019	205.4	203.3	(2)
		Limited partner interests (12,583,556 interests)		5/3/2019	12.6	12.6	(2)(8)
					218.0	215.9

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2019
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
TPG VIII Elf Purchaser, LLC, Entertainment Partners Canada ULC and TPG VIII EP Co-Invest II, L.P. (19)	Provider of entertainment workforce and production management solutions	First lien senior secured loan ($4.1 par due 5/2026)	8.08% (Libor + 5.75%/B)	5/10/2019	4.1	4.1	(2)(8)(13)
		First lien senior secured loan ($10.9 par due 5/2026)	8.08% (Libor + 5.75%/B)	5/10/2019	10.9	10.7	(2)(8)
		First lien senior secured loan ($20.9 par due 5/2026)	8.08% (Libor + 5.75%/B)	5/10/2019	20.9	20.7	(2)(13)
		First lien senior secured loan ($54.7 par due 5/2026)	8.08% (Libor + 5.75%/B)	5/10/2019	54.7	54.2	(2)
		Partnership units (5,034,483 units)		5/10/2019	5.0	5.0	(2)
					95.6	94.7
TU BidCo, Inc. (19)	Provider of outsourced customer service management solutions and back-office support services to e-commerce, software and tech-enabled services industries	First lien senior secured revolving loan	—	10/1/2018	—	—	(2)(17)
		First lien senior secured loan ($18.0 par due 10/2023)	6.33% (Libor + 4.00%/Q)	10/1/2018	18.0	18.0	(3)(15)
					18.0	18.0
UL Holding Co., LLC (6)	Provider of collection and landfill avoidance solutions for food waste and unsold food products	Senior subordinated loan ($3.3 par due 5/2020)	10.00% PIK	4/30/2012	1.3	3.3	(2)
		Senior subordinated loan ($0.4 par due 5/2020)		4/30/2012	0.2	0.4	(2)
		Senior subordinated loan ($7.1 par due 5/2020)	10.00% PIK	4/30/2012	2.8	7.1	(2)
		Senior subordinated loan ($0.5 par due 5/2020)		4/30/2012	0.2	0.5	(2)
		Senior subordinated loan ($28.4 par due 5/2020)	10.00% PIK	4/30/2012	11.2	28.4	(2)
		Senior subordinated loan ($3.8 par due 5/2020)		4/30/2012	1.5	3.8	(2)
		Class A common units (533,351 units)		6/17/2011	5.0	0.1	(2)
		Class B-5 common units (272,834 units)		6/17/2011	2.5	0.1	(2)
		Class C common units (758,546 units)		4/25/2008	—	—	(2)
		Warrant to purchase up to 719,044 shares of Class A units		5/2/2014	—	—	(2)
		Warrant to purchase up to 28,663 shares of Class B-1 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 57,325 shares of Class B-2 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 29,645 shares of Class B-3 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 80,371 shares of Class B-5 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 59,655 shares of Class B-6 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 1,046,713 shares of Class C units		5/2/2014	—	—	(2)
					24.7	43.7
Unison Software, Inc. (fka Compusearch Software Systems, Inc.)	Provider of enterprise software and services for organizations in the public sector	Second lien senior secured loan ($51.0 par due 11/2021)	11.28% (Libor + 8.75%/Q)	1/3/2017	51.0	51.0	(3)(15)
Velocity Holdings Corp.	Hosted enterprise resource planning application management services provider	Common units (1,713,546 units)		12/13/2013	4.5	3.2

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2019
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Visual Edge Technology, Inc.	Provider of outsourced office solutions with a focus on printer and copier equipment and other parts and supplies	First lien senior secured loan ($6.0 par due 8/2022)	9.45% (Libor + 7.00%/Q)	8/31/2017	6.0	6.0	(2)(15)
		First lien senior secured loan ($9.6 par due 8/2022)	9.52% (Libor + 7.00%/Q)	8/31/2017	9.6	9.6	(2)(15)
		First lien senior secured loan ($16.7 par due 8/2022)	9.52% (Libor + 7.00%/Q)	8/31/2017	16.6	16.7	(2)(15)
		Senior subordinated loan ($59.8 par due 9/2024)	15.00% PIK	8/31/2017	56.9	59.2	(2)
		Warrant to purchase up to 1,961,452 shares of preferred stock (expires 8/2027)		8/31/2017	3.9	1.7	(2)
		Warrant to purchase up to 1,720,432 shares of common stock (expires 8/2027)		8/31/2017	—	—	(2)
					93.0	93.2
VRC Companies, LLC (19)	Provider of records and information management services	First lien senior secured revolving loan ($0.5 par due 3/2022)	8.90% (Libor + 6.50%/M)	4/17/2017	0.5	0.5	(2)(15)
		First lien senior secured revolving loan ($0.4 par due 3/2022)	11.00% (Base Rate + 5.50%/Q)	4/17/2017	0.4	0.4	(2)(15)
		First lien senior secured loan ($3.1 par due 3/2023)	8.90% (Libor + 6.50%/M)	1/29/2019	3.1	3.1	(2)(15)
		First lien senior secured loan ($0.1 par due 3/2023)	8.90% (Libor + 6.50%/M)	1/29/2019	0.1	0.1	(2)(15)
		First lien senior secured loan ($9.1 par due 3/2023)	8.90% (Libor + 6.50%/M)	3/31/2017	9.1	9.1	(2)(15)
					13.2	13.2
WorldPay Group PLC (8)	Payment processing company	C2 shares (73,974 shares)		10/21/2015	—	—	(22)
Worldwide Facilities, LLC (19)	Specialty insurance wholesale broker	First lien senior secured revolving loan ($0.4 par due 4/2024)	6.65% (Libor + 4.25%/M)	5/3/2018	0.4	0.4	(2)(15)
XIFIN, Inc. (19)	Revenue cycle management provider to labs	First lien senior secured revolving loan	—	2/8/2018	—	—	(2)(17)
Zywave, Inc. (19)	Provider of software and technology-enabled content and analytical solutions to insurance brokers	First lien senior secured revolving loan ($1.2 par due 11/2022)	7.40% (Libor + 5.00%/M)	11/17/2016	1.2	1.2	(2)(15)
		First lien senior secured revolving loan ($2.4 par due 11/2022)	7.38% (Libor + 5.00%/S)	11/17/2016	2.4	2.4	(2)(15)
		Second lien senior secured loan ($17.1 par due 11/2023)	11.59% (Libor + 9.00%/Q)	11/17/2016	17.1	17.1	(2)(15)
					20.7	20.7

					2,440.5	2,440.7		33.13%

Investment Funds and Vehicles
ACAS Equity Holdings Corporation (7)(8)	Investment company	Common stock (589 shares)		1/3/2017	0.4	—
Ares IIIR/IVR CLO Ltd. (8)	Investment vehicle	Subordinated notes ($20.0 par due 4/2021)		1/3/2017	—	0.1
Blue Wolf Capital Fund II, L.P. (6)(8)	Investment partnership	Limited partnership interest (8.50% interest)		1/3/2017	1.6	2.6	(22)
Carlyle Global Market Strategies CLO 2015-3 (8)	Investment vehicle	Subordinated notes ($24.6 par due 7/2028)	15.70%	1/3/2017	13.8	14.0
CoLTs 2005-1 Ltd. (7)(8)	Investment vehicle	Preferred shares (360 shares)		1/3/2017	—	—
CoLTs 2005-2 Ltd. (7)(8)	Investment vehicle	Preferred shares (34,170,000 shares)		1/3/2017	—	—
CREST Exeter Street Solar 2004-1 (8)	Investment vehicle	Preferred shares (3,500,000 shares)		1/3/2017	—	—

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2019
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Eaton Vance CDO X plc (8)	Investment vehicle	Subordinated notes ($9.2 par due 2/2027)		1/3/2017	—	0.1
European Capital UK SME Debt LP (6)(8)(20)	Investment partnership	Limited partnership interest (45% interest)		1/3/2017	39.8	36.8
HCI Equity, LLC (7)(8)	Investment company	Member interest (100.00% interest)		4/1/2010	—	0.1	(22)
Herbert Park B.V. (8)	Investment vehicle	Subordinated notes ($6.1 par due 10/2026)		1/3/2017	0.9	—
OHA Credit Partners XI (8)	Investment vehicle	Subordinated notes ($17.8 par due 1/2032)	13.00%	1/3/2017	13.3	14.8
Partnership Capital Growth Fund I, L.P. (6)(8)	Investment partnership	Limited partnership interest (25.00% interest)		6/16/2006	—	—	(2)(22)
Partnership Capital Growth Investors III, L.P. (8)(20)	Investment partnership	Limited partnership interest (2.50% interest)		10/5/2011	2.4	5.2	(2)(22)
PCG-Ares Sidecar Investment II, L.P. (6)(8)(20)	Investment partnership	Limited partnership interest (100.00% interest)		10/31/2014	6.7	18.8	(2)
PCG-Ares Sidecar Investment, L.P. (6)(8)(20)	Investment partnership	Limited partnership interest (100.00% interest)		5/22/2014	4.6	4.4	(2)
Piper Jaffray Merchant Banking Fund I, L.P. (8)(20)	Investment partnership	Limited partnership interest (2.00% interest)		8/16/2012	1.4	1.5	(22)
Senior Direct Lending Program, LLC (7)(8)(21)	Co-investment vehicle	Subordinated certificates ($917.4 par due 12/2036)	10.32% (Libor + 8.00%/Q)(16)	7/27/2016	917.4	917.4
		Member interest (87.50% interest)		7/27/2016	—	—
					917.4	917.4
Vitesse CLO, Ltd. (8)	Investment vehicle	Preferred shares (20,000,000 shares)		1/3/2017	—	—
Voya CLO 2014-4 Ltd. (8)	Investment vehicle	Subordinated notes ($26.7 par due 7/2031)	15.60%	1/3/2017	13.8	12.2
VSC Investors LLC (8)	Investment company	Membership interest (1.95% interest)		1/24/2008	0.3	0.9	(2)(22)

					1,016.4	1,028.9		13.97%

Consumer Products
Badger Sportswear Acquisition, Inc.	Provider of team uniforms and athletic wear	Second lien senior secured loan ($56.8 par due 3/2024)	11.40% (Libor + 9.00%/M)	9/6/2016	56.7	55.1	(2)(15)
BRG Sports, Inc.	Designer, manufacturer and licensor of branded sporting goods	Preferred stock (2,009 shares)		1/3/2017	—	0.4
		Common stock (6,566,655 shares)		1/3/2017	—	—
					—	0.4
CB Trestles OpCo, LLC (19)	Apparel retailer	First lien senior secured revolving loan ($15.3 par due 10/2024)	8.16% (Libor + 5.75%/M)	10/26/2018	15.3	15.2	(2)(15)
		First lien senior secured loan ($26.4 par due 10/2024)	8.15% (Libor + 5.75%/M)	10/26/2018	26.4	26.2	(3)(15)
					41.7	41.4
Centric Brands Inc. (fka Differential Brands Group Inc.) (8)(19)	Designer, marketer and distributor of licensed and owned apparel	First lien senior secured loan ($58.5 par due 10/2023)	8.58% (Libor + 6.00%/Q)	10/29/2018	58.5	57.9	(3)
		Common stock (3,077,875 shares)		10/29/2018	24.6	18.9	(2)
					83.1	76.8
Consumer Health Parent LLC	Developer and marketer of over-the-counter cold remedy products	Preferred units (1,072 units)		12/15/2017	1.1	0.6	(2)
		Series A common units (1,072 units)		12/15/2017	—	—	(2)
					1.1	0.6
Feradyne Outdoors, LLC and Bowhunter Holdings, LLC	Provider of branded archery and bowhunting accessories	Common units (421 units)		4/24/2014	4.2	—	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2019
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Implus Footcare, LLC	Provider of footwear and other accessories	First lien senior secured loan ($14.1 par due 4/2024)	8.58% (Libor + 6.25%/Q)	6/1/2017	14.1	14.1	(2)(15)
		First lien senior secured loan ($5.0 par due 4/2024)	8.58% (Libor + 6.25%/Q)	7/17/2018	5.0	5.0	(2)(15)
		First lien senior secured loan ($72.5 par due 4/2024)	8.58% (Libor + 6.25%/Q)	6/1/2017	72.5	72.5	(2)(15)
		First lien senior secured loan ($30.6 par due 4/2024)	8.58% (Libor + 6.25%/Q)	6/1/2017	30.6	30.6	(4)(15)
		First lien senior secured loan ($1.3 par due 4/2024)	8.67% (Libor + 6.25%/Q)	6/30/2016	1.3	1.3	(2)(15)
					123.5	123.5
Indra Holdings Corp.	Designer, marketer, and distributor of rain and cold weather products	First lien senior secured loan ($10.0 par due 5/2021)		1/22/2018	7.3	4.2	(2)(14)
		Second lien senior secured loan ($80.0 par due 11/2021)		5/1/2014	65.4	3.9	(2)(14)
					72.7	8.1
Plantation Products, LLC, Seed Holdings, Inc. and Flora Parent, Inc.	Provider of branded lawn and garden products	Second lien senior secured loan ($56.0 par due 6/2021)	9.92% (Libor + 7.34%/Q)	12/23/2014	55.9	56.0	(3)(15)
		Second lien senior secured loan ($10.0 par due 6/2021)	9.92% (Libor + 7.34%/Q)	12/23/2014	10.0	10.0	(4)(15)
		Common stock (30,000 shares)		12/23/2014	3.0	5.8	(2)
					68.9	71.8
Rug Doctor, LLC and RD Holdco Inc. (7)	Manufacturer and marketer of carpet cleaning machines	Second lien senior secured loan ($16.9 par due 5/2023)	12.43% (Libor + 9.75%/S)	1/3/2017	16.9	16.9	(2)(15)
		Common stock (458,596 shares)		1/3/2017	14.0	5.5
		Warrant to purchase up to 56,372 shares of common stock (expires 12/2023)		1/3/2017	—	—
					30.9	22.4
S Toys Holdings LLC (fka The Step2 Company, LLC) (7)	Toy manufacturer	Common units (1,116,879 units)		4/1/2011	—	0.3
		Class B common units (126,278,000 units)		10/30/2014	—	—	(2)
		Warrant to purchase up to 3,157,895 units		4/1/2010	—	—
					—	0.3
SHO Holding I Corporation	Manufacturer and distributor of slip resistant footwear	Second lien senior secured loan ($100.0 par due 4/2023)	11.08% (Libor + 8.50%/Q)	10/27/2015	98.7	92.0	(2)(15)
Shock Doctor, Inc. and Shock Doctor Holdings, LLC (6)(19)	Developer, marketer and distributor of sports protection equipment and accessories	First lien senior secured revolving loan ($0.2 par due 5/2024)	10.50% (Base Rate + 5.00%/Q)	5/21/2019	0.2	0.2	(2)(15)
		First lien senior secured revolving loan ($0.4 par due 5/2024)	7.41% (Libor + 5.00%/M)	5/21/2019	0.4	0.4	(2)(15)
		First lien senior secured revolving loan ($1.0 par due 5/2024)	9.00% (Base Rate + 3.50%/Q)	5/21/2019	1.0	1.0	(2)(15)
		First lien senior secured loan ($19.7 par due 5/2024)	7.60% (Libor + 5.00%/S)	5/21/2019	19.7	19.7	(2)(15)
		Class A preferred units (50,000 units)		3/14/2014	5.0	0.5	(2)
		Class C preferred units (50,000 units)		4/22/2015	5.0	0.5	(2)
		Preferred units (14,591 units)	13.00%	5/14/2019	1.5	1.5	(2)
					32.8	23.8
Singer Sewing Company, SVP-Singer Holdings, LLC and SVP-Singer Holdings LP (7)(19)	Manufacturer of consumer sewing machines	First lien senior secured revolving loan ($80.4 par due 3/2023)	11.59% (Libor + 9.00%/Q)	7/26/2017	80.4	80.4	(2)(15)(18)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2019
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($187.1 par due 3/2023)	5.00% (Libor + 2.40%/Q)	7/26/2017	174.6	149.2	(2)(15)
		Class A common units (6,500,000 units)		7/26/2017	—	—	(2)
					255.0	229.6
Touchstone Acquisition, Inc. and Touchstone Holding, L.P. (19)	Manufacturer of consumable products in the dental, medical, cosmetic and CPG/industrial end-markets	First lien senior secured loan ($25.6 par due 11/2025)	7.15% (Libor + 4.75%/M)	11/15/2018	25.6	25.3	(2)
		Class A preferred units (2,149 units)	8.00% PIK	11/15/2018	2.2	2.0	(2)
					27.8	27.3
Varsity Brands Holding Co., Inc. and BCPE Hercules Holdings, LP	Leading manufacturer and distributor of textiles, apparel & luxury goods	Second lien senior secured loan ($21.1 par due 12/2025)	10.65% (Libor + 8.25%/M)	7/30/2018	21.1	21.1	(2)(15)
		Second lien senior secured loan ($47.7 par due 12/2025)	10.65% (Libor + 8.25%/M)	12/15/2017	47.7	47.7	(2)(15)
		Second lien senior secured loan ($75.0 par due 12/2025)	10.65% (Libor + 8.25%/M)	12/15/2017	75.0	75.0	(3)(15)
		Class A units (1,400 units)		7/30/2018	1.4	1.3	(2)
					145.2	145.1
Woodstream Group, Inc. and Woodstream Corporation (19)	Pet products manufacturer	First lien senior secured loan ($2.7 par due 5/2022)	8.52% (Libor + 6.00%/Q)	6/21/2017	2.7	2.7	(4)(15)
		First lien senior secured loan ($4.4 par due 5/2022)	8.39% (Libor + 6.00%/Q)	6/21/2017	4.4	4.4	(4)(15)
		First lien senior secured loan ($4.6 par due 5/2022)	8.85% (Libor + 6.00%/S)	6/21/2017	4.6	4.6	(4)(15)
					11.7	11.7

					1,054.0	929.9		12.62%

Financial Services
Amynta Agency Borrower Inc. and Amynta Warranty Borrower Inc.	Insurance service provider	First lien senior secured loan ($5.4 par due 2/2025)	6.90% (Libor + 4.50%/M)	12/21/2018	5.4	5.3	(2)
		First lien senior secured loan ($8.1 par due 2/2025)	6.90% (Libor + 4.50%/M)	12/21/2018	8.1	7.9	(2)
					13.5	13.2
Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($23.8 par due 8/2022)	12.19% (Libor + 9.75%/M)	5/10/2012	23.8	23.8	(2)(15)
DFC Global Facility Borrower II LLC (8)(19)	Non-bank provider of alternative financial services	First lien senior secured revolving loan ($94.6 par due 9/2022)	13.18% (Libor + 10.75%/M)	9/27/2017	94.6	94.6	(2)(15)
Financial Asset Management Systems, Inc. and FAMS Holdings, Inc. (6)	Debt collection services provider	Common stock (180 shares)		1/11/2017	—	—	(2)
Gordian Group, LLC	Provider of products, services and software to organizations pursuing efficient and effective procurement and information solutions	Common stock (526 shares)		11/30/2012	—	—	(2)
Ivy Hill Asset Management, L.P. (7)(8)	Asset management services	Member interest (100.00% interest)		6/15/2009	444.0	523.9
Javlin Three LLC, Javlin Four LLC, and Javlin Five LLC (8)	Asset-backed financial services company	First lien senior secured loan ($16.0 par due 6/2017)		6/24/2014	13.9	5.0	(2)(14)
Joyce Lane Capital LLC and Joyce Lane Financing SPV LLC (fka Ciena Capital LLC) (7)(8)(19)	Specialty finance company	First lien senior secured loan ($0.8 par due 12/2022)	6.33% (Libor + 4.00%/Q)	12/27/2018	0.8	0.8	(2)
		Equity interests		11/29/2010	12.7	3.0	(2)
					13.5	3.8

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2019
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
LS DE LLC and LM LSQ Investors LLC (8)	Asset based lender	Senior subordinated loan ($3.0 par due 6/2021)	10.50%	6/15/2017	3.0	3.0	(2)
		Senior subordinated loan ($37.0 par due 3/2024)	10.50%	6/25/2015	37.0	37.0	(2)
		Membership units (3,275,000 units)		6/25/2015	3.3	4.8
					43.3	44.8
NM GRC HOLDCO, LLC (19)	Regulatory compliance services provider to financial institutions	First lien senior secured loan ($9.6 par due 2/2024)	8.33% (Libor + 6.00%/Q)	2/9/2018	9.6	9.6	(2)(15)
		First lien senior secured loan ($35.8 par due 2/2024)	8.33% (Libor + 6.00%/Q)	2/9/2018	35.5	35.8	(2)(15)
					45.1	45.4
Rialto Management Group, LLC (8)(19)	Investment and asset management platform focused on real estate	First lien senior secured revolving loan	—	11/30/2018	—	—	(17)
		First lien senior secured loan ($1.0 par due 12/2024)	6.90% (Libor + 4.50%/M)	11/30/2018	1.0	1.0	(2)
					1.0	1.0
The Ultimus Group Midco, LLC, The Ultimus Group, LLC, and The Ultimus Group Aggregator, LP (19)	Provider of asset-servicing capabilities for fund managers	First lien senior secured loan ($15.7 par due 2/2026)	6.65% (Libor + 4.25%/M)	2/1/2019	15.7	15.6	(2)(15)
		First lien senior secured loan ($15.6 par due 2/2026)	6.65% (Libor + 4.25%/M)	2/1/2019	15.6	15.5	(2)(15)
		Class A units (245 units)		2/1/2019	0.2	1.2	(2)
		Class A units (1,102 units)		2/1/2019	1.1	—	(2)
		Class B units (245,194 units)		2/1/2019	—	—	(2)
		Class B units (1,825,805 units)		2/1/2019	—	—	(2)
					32.6	32.3
Vela Trading Technologies, LLC (19)	Provider of market data software and content to global financial services clients	First lien senior secured loan ($4.9 par due 6/2022)	7.59% (Libor + 5.00%/Q)	4/17/2018	4.9	4.8	(2)(15)

					730.2	792.6		10.76%

Power Generation
Alphabet Energy, Inc.	Technology developer to convert waste-heat into electricity	First lien senior secured loan ($3.4 par due 8/2020)		12/16/2013	2.8	—	(2)(14)
		First lien senior secured loan ($0.1 par due 8/2020)		12/16/2013	0.1	—	(2)(14)
		Series 1B preferred stock (12,976 shares)		6/21/2016	0.2	—	(2)
		Warrant to purchase up to 125,000 shares of Series 2 preferred stock (expires 12/2023)		6/30/2016	0.1	—	(2)
					3.2	—
Apex Clean Energy Holdings, LLC (19)	Developer, builder and owner of utility-scale wind and solar power facilities	First lien senior secured revolving loan	—	12/12/2018	—	—	(17)
		First lien senior secured loan ($90.0 par due 9/2022)	9.08% (Libor + 6.75%/Q)	9/24/2018	90.0	89.1	(2)(15)
		First lien senior secured loan ($9.8 par due 9/2022)	9.20% (Libor + 6.75%/Q)	6/10/2019	9.8	9.7	(2)(15)
					99.8	98.8
Beacon RNG LLC	Owner of natural gas facilities	Class B units (35,000,000 units)		3/11/2019	35.0	35.0	(2)
CPV Maryland Holding Company II, LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($54.5 par due 12/2020)	12.00% PIK	8/8/2014	54.5	50.5	(2)
DGH Borrower LLC (19)	Developer, owner and operator of quick start, small-scale natural gas-fired power generation projects	First lien senior secured loan ($55.7 par due 6/2023)	8.83% (Libor + 6.50%/Q)	6/8/2018	55.7	55.3	(2)(15)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2019
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Green Energy Partners, Stonewall LLC and Panda Stonewall Intermediate Holdings II LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($14.6 par due 11/2021)	7.83% (Libor + 5.50%/Q)	11/13/2014	14.5	14.6	(2)(15)
		Senior subordinated loan ($21.5 par due 12/2021)	13.25%	11/13/2014	21.5	21.0	(2)
		Senior subordinated loan ($100.5 par due 12/2021)	13.25%	11/13/2014	100.5	98.3	(2)
					136.5	133.9
Heelstone Energy Holdings, LLC and Heelstone Renewable Energy, LLC (7)	Solar power generation facility developer and operator	Preferred stock (111,181 shares)		6/28/2019	50.6	50.6	(2)
		Preferred stock (2,700,000 shares)		6/28/2019	2.5	2.5	(2)
		Common stock (19,119 shares)		6/28/2019	—	—	(2)
					53.1	53.1
Joule Unlimited Technologies, Inc. and Stichting Joule Global Foundation	Renewable fuel and chemical production developer	First lien senior secured loan ($0.1 par due 10/2018)		3/31/2015	0.1	—	(2)(14)
		First lien senior secured loan ($7.7 par due 10/2018)		3/31/2015	5.8	—	(2)(14)
		Warrant to purchase up to 32,051 shares of Series C-2 preferred stock (expires 7/2023)		7/25/2013	—	—	(2)(8)
					5.9	—
Moxie Patriot LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($32.4 par due 12/2020)	8.08% (Libor + 5.75%/Q)	12/19/2013	32.3	31.5	(2)(15)
Navisun LLC and Navisun Holdings LLC (7)(19)	Owner and operater of commercial and industrial solar projects	First lien senior secured loan ($45.7 par due 11/2023)	8.00% PIK	11/15/2017	45.7	45.7	(2)
		Series A preferred units	10.50% PIK	11/15/2017	5.2	5.2	(2)
		Class A units (550 units)		11/15/2017	—	0.3
					50.9	51.2
Panda Liberty LLC (fka Moxie Liberty LLC)	Gas turbine power generation facilities operator	First lien senior secured loan ($49.4 par due 8/2020)	8.83% (Libor + 6.50%/Q)	4/6/2018	47.6	44.4	(2)(15)
		First lien senior secured loan ($33.8 par due 8/2020)	8.83% (Libor + 6.50%/Q)	8/21/2013	33.7	30.4	(2)(15)
					81.3	74.8
Panda Temple Power, LLC and T1 Power Holdings LLC (6)	Gas turbine power generation facilities operator	Second lien senior secured loan ($9.5 par due 2/2023)	10.40% PIK (Libor + 8.00%/M)	3/6/2015	9.5	9.5	(2)(15)
		Class A Common units (616,122 shares)		3/6/2015	15.0	12.4	(2)
					24.5	21.9
PERC Holdings 1 LLC	Operator of recycled energy, combined heat and power, and energy efficiency facilities	Class B common units (21,653,543 units)		10/20/2014	8.8	23.2	(2)
Riverview Power LLC	Operator of natural gas and oil fired power generation facilities	First lien senior secured loan ($81.2 par due 12/2022)	10.33% (Libor + 8.00%/Q)	12/29/2016	79.7	81.2	(2)(15)
Sunrun Xanadu Issuer 2019-1, LLC and Sunrun Xanadu Holdings 2019-1, LLC	Residential solar energy provider	First lien senior secured loan ($0.5 par due 6/2054)	3.98%	6/7/2019	0.5	0.5	(2)
		Second lien senior secured loan ($64.0 par due 7/2030)	8.75% (Libor + 6.75%/Q)	6/27/2019	64.0	62.7	(2)(15)
					64.5	63.2

					785.7	773.6		10.50%

Other Services

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2019
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
1A Smart Start, LLC (19)	Provider of ignition interlock devices	First lien senior secured revolving loan ($1.4 par due 8/2020)	6.90% (Libor + 4.50%/M)	2/8/2018	1.4	1.4	(2)(18)
AMCP Clean Intermediate, LLC (19)	Provider of janitorial and facilities management services	First lien senior secured revolving loan	—	10/1/2018	—	—	(2)(17)
		First lien senior secured loan ($1.3 par due 10/2024)	7.83% (Libor + 5.50%/Q)	1/4/2019	1.3	1.3	(2)(15)
					1.3	1.3
American Residential Services L.L.C.	Heating, ventilation and air conditioning services provider	Second lien senior secured loan ($70.8 par due 12/2022)	10.40% (Libor + 8.00%/M)	6/30/2014	70.6	69.3	(2)(15)
Belfor Holdings, Inc. (19)	Disaster recovery services provider	First lien senior secured revolving loan ($2.0 par due 4/2024)	8.25% (Base Rate + 2.75%/Q)	4/4/2019	2.0	2.0	(2)(17)
Capstone Logistics Acquisition, Inc. (19)	Outsourced supply chain solutions provider to operators of distribution centers	First lien senior secured revolving loan	—	2/8/2018	—	—	(2)(17)
Crown Health Care Laundry Services, LLC and Crown Laundry Holdings, LLC (6)(19)	Provider of outsourced healthcare linen management solutions	First lien senior secured revolving loan	—	3/13/2014	—	—	(2)(17)
		First lien senior secured loan ($11.8 par due 12/2021)	8.65% (Libor + 6.25%/M)	4/6/2017	11.8	11.8	(2)(15)
		First lien senior secured loan ($11.9 par due 12/2021)	8.65% (Libor + 6.25%/M)	6/12/2018	11.9	11.9	(2)(15)
		First lien senior secured loan ($10.1 par due 12/2021)	8.65% (Libor + 6.25%/M)	3/13/2014	10.1	10.1	(3)(15)
		First lien senior secured loan ($10.9 par due 12/2021)	8.65% (Libor + 6.25%/M)	3/13/2014	10.9	10.9	(2)(15)
		Class A preferred units (3,393,973 units)		3/13/2014	4.0	5.8	(2)
		Class B common units (377,108 units)		3/13/2014	0.4	0.1	(2)
					49.1	50.6
IMIA Holdings, Inc. (19)	Marine preservation maintenance company	First lien senior secured revolving loan	—	10/26/2018	—	—	(17)
		First lien senior secured loan ($17.9 par due 10/2024)	6.83% (Libor + 4.50%/Q)	10/26/2018	17.9	17.9	(3)(15)
					17.9	17.9
Kellermeyer Bergensons Services, LLC	Provider of janitorial and facilities management services	First lien senior secured loan ($11.8 par due 10/2021)	7.27% (Libor + 4.75%/B)	6/21/2019	11.8	11.8	(2)(15)
		First lien senior secured loan ($2.0 par due 10/2021)	7.27% (Libor + 4.75%/B)	6/21/2019	2.0	2.0	(2)(15)
		First lien senior secured loan ($1.0 par due 10/2021)	7.12% (Libor + 4.75%/B)	6/21/2019	1.0	1.0	(2)(15)
					14.8	14.8
Magento, Inc. (19)	eCommerce platform provider for the retail industry	First lien senior secured revolving loan	—	2/8/2018	—	—	(17)
Massage Envy, LLC and ME Equity LLC	Franchisor in the massage industry	Common stock (3,000,000 shares)		9/27/2012	3.0	5.8	(2)
McKenzie Creative Brands, LLC (19)	Designer, manufacturer and distributor of hunting-related supplies	First lien senior secured revolving loan ($0.2 par due 9/2023)	6.15% (Libor + 3.75%/M)	9/18/2014	0.2	0.2	(2)(15)
		First lien senior secured revolving loan ($0.5 par due 9/2023)	6.15% (Libor + 3.75%/M)	9/18/2014	0.5	0.5	(2)(15)
		First lien senior secured revolving loan ($0.9 par due 9/2023)	6.15% (Libor + 3.75%/M)	9/18/2014	0.9	0.9	(2)(15)
		First lien senior secured loan ($4.0 par due 9/2023)	8.15% (Libor + 5.75%/M)	9/18/2014	4.0	4.0	(3)(10)(15)
		First lien senior secured loan ($1.5 par due 9/2023)	8.15% (Libor + 5.75%/M)	9/18/2014	1.5	1.5	(3)(10)(15)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2019
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($84.5 par due 9/2023)	8.15% (Libor + 5.75%/M)	9/18/2014	84.5	84.5	(3)(10)(15)
					91.6	91.6
MSHC, Inc. (19)	Heating, ventilation and air conditioning services provider	First lien senior secured revolving loan ($1.0 par due 12/2024)	6.65% (Libor + 4.25%/M)	7/31/2017	1.0	1.0	(2)
		First lien senior secured revolving loan ($0.2 par due 12/2024)	6.64% (Libor + 4.25%/M)	7/31/2017	0.2	0.2	(2)
		First lien senior secured revolving loan ($0.3 par due 12/2024)	8.75% (Base Rate + 3.25%/Q)	7/31/2017	0.3	0.3	(2)
		First lien senior secured loan ($0.5 par due 7/2023)	6.72% (Libor + 4.25%/Q)	11/20/2018	0.5	0.5	(2)(15)
		First lien senior secured loan ($1.0 par due 7/2023)	6.56% (Libor + 4.25%/Q)	11/20/2018	1.0	1.0	(2)(15)
		First lien senior secured loan ($0.9 par due 7/2023)	6.58% (Libor + 4.25%/Q)	11/20/2018	0.9	0.9	(2)(15)
		Second lien senior secured loan ($2.8 par due 12/2025)	10.85% (Libor + 8.25%/Q)	11/20/2018	2.8	2.8	(2)(15)
		Second lien senior secured loan ($7.9 par due 12/2025)	10.83% (Libor + 8.25%/Q)	6/27/2018	7.9	7.9	(2)(15)
		Second lien senior secured loan ($9.8 par due 12/2025)	10.77% (Libor + 8.25%/Q)	6/27/2018	9.8	9.8	(2)(15)
		Second lien senior secured loan ($8.6 par due 12/2025)	10.58% (Libor + 8.25%/Q)	6/27/2018	8.6	8.6	(2)(15)
		Second lien senior secured loan ($4.8 par due 12/2025)	10.58% (Libor + 8.25%/Q)	7/31/2017	4.8	4.8	(2)(15)
		Second lien senior secured loan ($46.0 par due 12/2025)	10.58% (Libor + 8.25%/Q)	7/31/2017	46.0	46.0	(2)(15)
					83.8	83.8
Research Now Group, LLC and Survey Sampling International, LLC	Provider of outsourced data collection to the market research industry	First lien senior secured loan ($41.7 par due 12/2024)	8.08% (Libor + 5.50%/Q)	2/14/2019	41.2	41.5	(2)(15)
SecurAmerica, LLC, ERMC LLC, ERMC Of America, LLC, SecurAmerica Corporation, ERMC Aviation LLC, American Security Programs, Inc., USI LLC and Argenbright Holdings IV, LLC (19)	Provider of outsourced manned security guard services, outsourced facilities management and outsourced aviation services	First lien senior secured loan ($2.2 par due 12/2023)	9.15% (Libor + 6.75%/M)	12/21/2018	2.2	2.2	(2)(15)
		First lien senior secured loan ($1.8 par due 12/2023)	9.13% (Libor + 6.75%/M)	12/21/2018	1.8	1.8	(2)(15)
		First lien senior secured loan ($26.0 par due 12/2023)	9.15% (Libor + 6.75%/M)	12/21/2018	26.0	26.0	(2)(15)
					30.0	30.0
Siteworx Holdings, LLC & Siteworx LLC (19)	Provider of design, web content management, eCommerce solutions and system integration	First lien senior secured revolving loan ($0.7 par due 11/2019)	6.75% (Base Rate + 1.25%/M)	2/16/2018	0.7	0.7
		First lien senior secured revolving loan ($0.7 par due 11/2019)	6.75% (Base Rate + 1.25%/M)	2/16/2018	0.7	0.7	(12)
		First lien senior secured loan ($0.9 par due 11/2019)	5.50%	2/16/2018	0.9	0.9
		First lien senior secured loan ($0.9 par due 11/2019)	5.50%	2/16/2018	0.9	0.9	(12)
					3.2	3.2
SocialFlow, Inc.	Social media optimization platform provider	Warrant to purchase up to 215,331 shares of Series C preferred stock (expires 1/2026)		1/13/2016	—	—	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2019
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
SOS Security Holdings LLC and SOS Co-Investment Vehicle, L.P. (19)	Provider of manned security guard services	First lien senior secured revolving loan	-	4/30/2019	—	—	(17)
		First lien senior secured loan ($2.1 par due 4/2025)	8.85% (Libor + 6.50%/Q)	4/30/2019	2.1	2.0	(2)(15)
		First lien senior secured loan ($0.5 par due 4/2025)	8.97% (Libor + 6.50%/Q)	4/30/2019	0.5	0.5	(2)(15)
		First lien senior secured loan ($35.7 par due 4/2025)	9.08% (Libor + 6.50%/Q)	4/30/2019	35.7	35.3	(2)(15)
		Limited partner interests (4,698,000 interests)		4/30/2019	4.7	4.7
					43.0	42.5
SoundCloud Limited (8)	Platform for receiving, sending, and distributing music	Common stock (73,422 shares)		8/15/2017	0.4	0.7	(2)
Spin HoldCo Inc.	Laundry service and equipment provider	Second lien senior secured loan ($154.2 par due 5/2023)	10.02% (Libor + 7.50%/Q)	5/14/2013	154.2	152.6	(2)(15)
TDG Group Holding Company and TDG Co-Invest, LP (19)	Operator of multiple franchise concepts primarily related to home maintenance or repairs	First lien senior secured revolving loan		5/31/2018	—	—	(2)(17)
		First lien senior secured loan ($6.1 par due 5/2024)	7.83% (Libor + 5.50%/Q)	8/24/2018	6.1	6.1	(2)
		First lien senior secured loan ($9.3 par due 5/2024)	7.83% (Libor + 5.50%/Q)	5/31/2018	9.3	9.3	(2)
		Preferred units (2,871,000 units)		5/31/2018	2.9	3.1	(2)
		Common units (29,000 units)		5/31/2018	—	0.3	(2)
					18.3	18.8
TWH Infrastructure Industries, Inc. (19)	Provider of engineered products used in the trenchless rehabilitation of wastewater infrastructure	First lien senior secured loan ($6.6 par due 4/2025)	8.09% (Libor + 5.50%/Q)	4/9/2019	6.6	6.6	(2)
Tyden Group Holding Corp. (8)	Producer and marketer of global cargo security, product identification and traceability products and utility meter products	Preferred stock (46,276 shares)		1/3/2017	0.4	0.4
		Common stock (5,521,203 shares)		1/3/2017	2.0	5.0
					2.4	5.4
VLS Recovery Services, LLC (18)	Provider of commercial and industrial waste processing and disposal services	First lien senior secured revolving loan ($0.5 par due 10/2023)	8.40% (Libor + 6.00%/M)	10/17/2017	0.5	0.5	(2)(15)(18)
		First lien senior secured revolving loan ($1.6 par due 10/2023)	8.42% (Libor + 6.00%/M)	10/17/2017	1.6	1.6	(2)(15)(18)
		First lien senior secured revolving loan ($0.5 par due 10/2023)	8.41% (Libor + 6.00%/M)	10/17/2017	0.5	0.5	(2)(15)(18)
		First lien senior secured loan ($0.7 par due 10/2023)	8.44% (Libor + 6.00%/M)	10/26/2018	0.7	0.7	(2)(15)
					3.3	3.3
WASH Multifamily Acquisition Inc. and Coinamatic Canada Inc.	Laundry service and equipment provider	Second lien senior secured loan ($3.7 par due 5/2023)	9.40% (Libor + 7.00%/M)	5/14/2015	3.7	3.6	(2)(14)
		Second lien senior secured loan ($21.3 par due 5/2023)	9.40% (Libor + 7.00%/M)	5/14/2015	21.1	20.6	(2)(14)
					24.8	24.2

					662.9	667.3		9.06%

Manufacturing
Chariot Acquisition, LLC (19)	Aftermarket golf cart parts and accessories	First lien senior secured loan ($17.7 par due 9/2021)	8.83% (Libor + 6.50%/Q)	1/3/2017	17.6	17.6	(3)(15)
		First lien senior secured loan ($9.0 par due 9/2021)	8.83% (Libor + 6.50%/Q)	1/3/2017	9.0	8.9	(4)(15)
					26.6	26.5

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2019
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
ECI Purchaser Company, LLC	Manufacturer of equipment to safely control pressurized gases	First lien senior secured loan ($21.8 par due 12/2019)	8.45% (Libor + 6.25%/S)	7/26/2017	21.8	21.5	(2)(15)
		First lien senior secured loan ($161.1 par due 12/2019)	8.71% (Libor + 6.25%/S)	7/26/2017	161.1	159.5	(2)(15)
		First lien senior secured loan ($0.5 par due 12/2019)	8.45% (Libor + 6.25%/S)	7/26/2017	0.5	0.5	(2)(15)
					183.4	181.5
Harvey Tool Company, LLC (19)	Cutting tool provider to the metalworking industry	First lien senior secured revolving loan	-	10/12/2017	—	—	(17)
		First lien senior secured loan ($30.5 par due 10/2024)	7.08% (Libor + 4.75%/Q)	10/12/2017	30.5	30.5	(4)(15)
		Second lien senior secured loan ($43.7 par due 10/2025)	11.10% (Libor + 8.50%/Q)	10/12/2017	43.7	43.7	(2)(15)
					74.2	74.2
Ioxus, Inc. (6)	Energy storage devices	First lien senior secured loan ($1.4 par due 12/2019)		4/29/2014	1.3	1.4	(2)
		First lien senior secured loan ($5.7 par due 12/2019)	9.00% Cash, 3.00% PIK	4/29/2014	5.7	5.7	(2)
		Series CC preferred stock (1,683,265 shares)		9/7/2017	0.7	—	(2)
		Warrant to purchase up to 30,256 shares of Series BB preferred stock (expires 8/2026)		8/24/2016	—	—	(2)
		Warrant to purchase up to 8,416,326 shares of Series CC preferred stock (expires 1/2027)		1/27/2017	—	—	(2)
		Warrant to purchase up to 75,968 shares of common stock (expires 1/2026)		1/28/2016	—	—	(2)
					7.7	7.1
KPS Global LLC and Cool Group LLC	Walk-in cooler and freezer systems	First lien senior secured loan ($1.5 par due 4/2022)	4.88% (Libor + 2.50%/M)	4/5/2017	1.5	1.5	(2)(15)
		First lien senior secured loan ($4.3 par due 4/2022)	8.94% (Libor + 6.56%/M)	11/16/2018	4.3	4.3	(2)(15)
		First lien senior secured loan ($10.5 par due 4/2022)	8.87% (Libor + 6.49%/M)	4/5/2017	10.5	10.5	(2)(15)
		First lien senior secured loan ($5.2 par due 4/2022)	8.87% (Libor + 6.49%/M)	4/5/2017	5.2	5.2	(4)(15)
		Class A units (13,292 units)		9/21/2018	1.1	1.7
					22.6	23.2
Mac Lean-Fogg Company and MacLean-Fogg Holdings, L.L.C. (19)	Manufacturer and supplier for the power utility and automotive markets worldwide	First lien senior secured loan ($11.7 par due 12/2025)	7.15% (Libor + 4.75%/M)	12/21/2018	11.7	11.6	(2)
		First lien senior secured loan ($102.1 par due 12/2025)	7.08% (Libor + 4.75%/Q)	12/21/2018	101.6	101.3	(2)
		First lien senior secured loan ($53.2 par due 12/2025)	7.08% (Libor + 4.75%/Q)	12/21/2018	53.0	52.8	(3)
		Preferred units (59,453 units)	4.50% Cash, 9.25% PIK	10/9/2015	68.3	68.3
					234.6	234.0
Pelican Products, Inc.	Flashlights	Second lien senior secured loan ($27.3 par due 5/2026)	10.16% (Libor + 7.75%/M)	5/4/2018	27.1	27.3	(2)(15)
Sanders Industries Holdings, Inc. and SI Holdings, Inc. (19)	Elastomeric parts, mid-sized composite structures, and composite tooling	First lien senior secured loan ($38.9 par due 5/2020)	9.09% (Libor + 6.50%/Q)	7/21/2017	38.9	38.9	(2)(15)
		First lien senior secured loan ($22.3 par due 5/2020)	9.09% (Libor + 6.50%/Q)	7/21/2017	22.3	22.3	(4)(15)
		Common stock (1,500 shares)		5/30/2014	1.5	3.2	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2019
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					62.7	64.4
Saw Mill PCG Partners LLC	Metal precision engineered components	Common units (1,000 units)		1/30/2007	1.0	—	(2)
Sonny's Enterprises, LLC (19)	Manufacturer and supplier of car wash equipment, parts and supplies to the conveyorized car wash market	First lien senior secured revolving loan ($1.1 par due 12/2022)	6.58% (Libor + 4.25%/Q)	11/30/2017	1.1	1.1	(2)(15)
Sunk Rock Foundry Partners LP, Hatteras Electrical Manufacturing Holding Company and Sigma Electric Manufacturing Corporation (19)	Manufacturer of metal castings, precision machined components and sub-assemblies in the electrical products, power transmission and distribution and general industrial markets	First lien senior secured revolving loan ($2.4 par due 10/2022)	7.08% (Libor + 4.75%/Q)	10/31/2017	2.4	2.4	(2)(15)(18)

					643.4	641.7		8.71%

Automotive Services
AEP Holdings, Inc. and Arrowhead Holdco Company	Distributor of non-discretionary, mission-critical aftermarket replacement parts	First lien senior secured loan ($0.1 par due 8/2021)	8.53% (EURIBOR + 6.00%/B)	6/28/2018	0.2	0.1	(2)(15)
		First lien senior secured loan ($27.0 par due 8/2021)	8.58% (EURIBOR + 6.00%/Q)	6/28/2018	27.2	25.7	(2)(15)
		Common stock (3,467 shares)		8/31/2015	3.5	2.2	(2)
					30.9	28.0
ChargePoint, Inc.	Developer and operator of electric vehicle charging stations	Warrant to purchase up to 809,126 shares of Series E preferred stock (expires 12/2024)		12/30/2014	0.3	3.0	(2)
Dent Wizard International Corporation and DWH Equity Investors, L.P.	Automotive reconditioning services	First lien senior secured loan ($13.0 par due 4/2022)	6.40% (Libor + 4.00%/M)	6/5/2019	12.9	12.9	(2)(15)
		Second lien senior secured loan ($45.0 par due 10/2022)	10.40% (Libor + 8.00%/M)	4/7/2015	45.0	45.0	(3)(15)
		Class A common stock (10,000 shares)		4/7/2015	0.1	0.7	(2)
		Class B common stock (20,000 shares)		4/7/2015	0.2	1.4	(2)
					58.2	60.0
Eckler Industries, Inc. and Eckler Purchaser LLC (7)(19)	Restoration parts and accessories provider for classic automobiles	First lien senior secured revolving loan ($4.4 par due 5/2022)	12.00% PIK	7/12/2012	4.4	4.0	(2)
		First lien senior secured loan ($19.4 par due 5/2022)	12.00% PIK	7/12/2012	19.2	17.7	(2)
		Class A preferred units (67,972 units)		7/12/2012	15.9	—	(2)
		Class A common units (67,972 units)		7/12/2012	0.5	—	(2)
					40.0	21.7
ESCP PPG Holdings, LLC (6)	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	Class A units (3,500,000 units)		12/14/2016	3.5	3.0	(2)
GB Auto Service Holdings, LLC (19)	Automotive parts and repair services retailer	First lien senior secured loan ($14.0 par due 10/2024)	8.40% (Libor + 6.00%/M)	10/19/2018	14.0	13.9	(2)(15)
		First lien senior secured loan ($22.3 par due 10/2024)	8.40% (Libor + 6.00%/M)	10/19/2018	22.3	22.0	(3)(15)
		Common units (3,700,000 units)		10/19/2018	4.6	5.9	(2)
					40.9	41.8
Mavis Tire Express Services Corp. and Mavis Tire Express Services TopCo, L.P. (19)	Auto parts retailer	Second lien senior secured loan ($1.4 par due 3/2026)	9.88% (Libor + 7.50%/M)	3/20/2018	1.4	1.4	(2)(15)
		Second lien senior secured loan ($153.9 par due 3/2026)	9.88% (Libor + 7.50%/M)	3/20/2018	151.9	152.4	(2)(15)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2019
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Class A units (12,400,000 units)		3/20/2018	12.4	13.0	(2)
					165.7	166.8
Simpson Performance Products, Inc.	Provider of motorsports safety equipment	First lien senior secured loan ($28.3 par due 2/2020)	9.78% (Libor + 7.45%/Q)	2/20/2015	28.3	28.3	(3)(15)
SK SPV IV, LLC	Collision repair site operator	Series A common stock (12,500 units)		8/18/2014	0.6	2.2	(2)
		Series B common stock (12,500 units)		8/18/2014	0.6	2.2	(2)
					1.2	4.4
Wand Newco 3, Inc. (dba Caliber Collision)	Collision repair company	Second lien senior secured loan ($180.2 par due 2/2027)	9.67% (Libor + 7.25%/M)	2/5/2019	177.2	178.4	(2)

					546.2	535.4		7.27%

Restaurants and Food Services
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc. (7)(19)	Restaurant owner and operator	First lien senior secured loan ($4.8 par due 12/2019)		12/22/2016	4.8	1.0	(2)(14)
		First lien senior secured loan ($56.6 par due 12/2019)		11/27/2006	39.9	—	(2)(14)
		Promissory note ($31.8 par due 12/2023)		11/27/2006	13.8	—	(2)
		Warrant to purchase up to 0.95 units of Series D common stock (expires 12/2023)		12/18/2013	—	—	(2)
					58.5	1.0
Cipriani USA, Inc.	Manager and operator of banquet facilities, restaurants, hotels and other leisure properties	First lien senior secured loan ($3.0 par due 5/2023)	10.40% (Libor + 6.00% Cash, 2.00% PIK/M)	8/20/2018	3.0	3.0	(2)(15)
		First lien senior secured loan ($12.1 par due 5/2023)	10.40% (Libor + 6.00% Cash, 2.00% PIK/M)	11/5/2018	12.1	12.1	(2)(15)
		First lien senior secured loan ($3.0 par due 5/2023)	10.40% (Libor + 6.00% Cash, 2.00% PIK/M)	11/5/2018	3.0	3.0	(2)(15)
		First lien senior secured loan ($68.2 par due 5/2023)	10.65% (Libor + 6.25% Cash, 2.00% PIK/M)	5/30/2018	65.9	68.3	(2)(15)
					84.0	86.4
Cozzini Bros., Inc. and BH-Sharp Holdings LP (19)	Provider of commercial knife sharpening and cutlery services in the restaurant industry	First lien senior secured revolving loan ($4.0 par due 3/2023)	7.90% (Libor + 5.50%/M)	3/10/2017	4.0	4.0	(2)(15)
		First lien senior secured loan ($11.6 par due 3/2023)	7.90% (Libor + 5.50%/M)	3/10/2017	11.6	11.6	(4)(15)
		Common units (2,950,000 units)		3/10/2017	3.0	3.7	(2)
					18.6	19.3
FWR Holding Corporation (19)	Restaurant owner, operator, and franchisor	First lien senior secured revolving loan ($1.1 par due 8/2023)	7.90% (Libor + 5.50%/M)	8/21/2017	1.1	1.1	(2)(15)(18)
		First lien senior secured loan ($0.8 par due 8/2023)	7.90% (Libor + 5.50%/M)	2/28/2019	0.8	0.8	(2)(15)
		First lien senior secured loan ($0.5 par due 8/2023)	7.90% (Libor + 5.50%/M)	2/28/2019	0.5	0.5	(2)(15)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2019
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($0.5 par due 8/2023)	7.90% (Libor + 5.50%/M)	8/21/2017	0.5	0.5	(2)(15)
		First lien senior secured loan ($4.0 par due 8/2023)	7.90% (Libor + 5.50%/M)	8/21/2017	4.0	4.0	(2)(15)
					6.9	6.9
Garden Fresh Restaurant Corp. and GFRC Holdings LLC (19)	Restaurant owner and operator	First lien senior secured revolving loan ($0.5 par due 2/2022)	10.41% (Libor + 8.00%/B)	2/1/2017	0.5	0.5	(2)(15)(18)
		First lien senior secured loan ($22.7 par due 2/2022)	10.53% (Libor + 8.00%/M)	10/3/2013	22.7	22.7	(2)(15)
					23.2	23.2
Heritage Food Service Group, Inc. and WCI-HFG Holdings, LLC	Distributor of repair and replacement parts for commercial kitchen equipment	Second lien senior secured loan ($31.6 par due 10/2022)	10.98% (Libor + 8.50%/B)	10/20/2015	31.6	31.6	(2)(15)
		Preferred units (3,000,000 units)	8.00% PIK	10/20/2015	3.0	4.3	(2)
					34.6	35.9
Jim N Nicks Management, LLC (19)	Restaurant owner and operator	First lien senior secured revolving loan ($2.8 par due 7/2023)	7.58% (Libor + 5.25%/Q)	7/10/2017	2.8	2.7	(2)(15)
		First lien senior secured loan ($1.2 par due 7/2023)	7.58% (Libor + 5.25%/Q)	7/10/2017	1.2	1.1	(2)(15)
		First lien senior secured loan ($13.9 par due 7/2023)	7.58% (Libor + 5.25%/Q)	7/10/2017	13.9	13.5	(4)(15)
					17.9	17.3
Orion Foods, LLC (7)	Convenience food service retailer	First lien senior secured loan ($1.2 par due 9/2015)		4/1/2010	1.2	0.4	(2)(14)
		Second lien senior secured loan ($19.4 par due 9/2015)		4/1/2010	—	—	(2)(14)
		Preferred units (10,000 units)		10/28/2010	—	—	(2)
		Class A common units (25,001 units)		4/1/2010	—	—	(2)
		Class B common units (1,122,452 units)		4/1/2010	—	—	(2)
					1.2	0.4
OTG Management, LLC (19)	Airport restaurant operator	First lien senior secured loan ($2.5 par due 8/2021)	9.53% (Libor + 7.00%/Q)	8/26/2016	2.5	2.5	(2)(15)
		First lien senior secured loan ($1.6 par due 8/2021)	9.53% (Libor + 7.00%/Q)	8/26/2016	1.6	1.6	(2)(15)
		First lien senior secured loan ($2.2 par due 8/2021)	9.56% (Libor + 7.00%/Q)	8/26/2016	2.2	2.2	(2)(15)
		First lien senior secured loan ($2.2 par due 8/2021)	9.53% (Libor + 7.00%/Q)	8/26/2016	2.2	2.2	(2)(15)
		First lien senior secured loan ($3.6 par due 8/2021)	9.45% (Libor + 7.00%/Q)	8/26/2016	3.6	3.6	(2)(15)
		First lien senior secured loan ($2.6 par due 8/2021)	9.45% (Libor + 7.00%/Q)	8/26/2016	2.6	2.6	(2)(15)
		First lien senior secured loan ($4.9 par due 8/2021)	9.58% (Libor + 7.00%/Q)	8/26/2016	4.9	4.9	(2)(15)
		First lien senior secured loan ($0.6 par due 8/2021)	9.53% (Libor + 7.00%/Q)	8/26/2016	0.6	0.6	(2)(15)
		First lien senior secured loan ($0.7 par due 8/2021)	9.45% (Libor + 7.00%/Q)	8/26/2016	0.7	0.7	(2)(15)
		First lien senior secured loan ($1.8 par due 8/2021)	9.45% (Libor + 7.00%/Q)	8/26/2016	1.8	1.8	(2)(15)
		First lien senior secured loan ($1.0 par due 8/2021)	9.45% (Libor + 7.00%/Q)	8/26/2016	1.0	1.0	(2)(15)
		First lien senior secured loan ($0.3 par due 8/2021)	9.60% (Libor + 7.00%/Q)	10/10/2018	0.3	0.3	(2)(15)
		First lien senior secured loan ($0.7 par due 8/2021)	9.53% (Libor + 7.00%/Q)	10/10/2018	0.7	0.7	(2)(15)
		First lien senior secured loan ($1.9 par due 8/2021)	9.45% (Libor + 7.00%/Q)	10/10/2018	1.9	1.9	(2)(15)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2019
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($0.7 par due 8/2021)	9.45% (Libor + 7.00%/Q)	10/10/2018	0.7	0.7	(2)(15)
		First lien senior secured loan ($48.9 par due 8/2021)	9.59% (Libor + 7.00%/Q)	8/26/2016	48.9	48.9	(3)(15)
		First lien senior secured loan ($48.9 par due 8/2021)	9.58% (Libor + 7.00%/Q)	8/26/2016	48.9	48.9	(3)(15)
		Senior subordinated loan ($31.7 par due 2/2022)	13.00% PIK	8/26/2016	31.7	31.7	(2)
		Class A preferred units (3,000,000 units)	14.50% PIK	8/26/2016	33.1	43.3	(2)
		Common units (3,000,000 units)		1/5/2011	3.0	9.0	(2)
		Warrant to purchase up to 7.73% of common units		6/19/2008	0.1	19.9	(2)
					193.0	229.0
SFE Intermediate Holdco LLC (19)	Provider of outsourced foodservice to K-12 school districts	First lien senior secured loan ($10.7 par due 7/2024)	7.23% (Libor + 4.75%/Q)	9/5/2018	10.7	10.7	(4)(15)
		First lien senior secured loan ($6.7 par due 7/2024)	7.33% (Libor + 4.75%/Q)	7/31/2017	6.6	6.7	(4)(15)
					17.3	17.4
Spectra Finance, LLC (19)	Venue management and food and beverage provider	First lien senior secured revolving loan ($3.8 par due 4/2023)	6.41% (Libor + 4.00%/M)	4/2/2018	3.8	3.8	(2)(15)(18)
		First lien senior secured loan ($3.5 par due 4/2024)	6.58% (Libor + 4.25%/Q)	4/2/2018	3.5	3.5	(2)(15)
					7.3	7.3

					462.5	444.1		6.03%

Food and Beverage
American Seafoods Group LLC and American Seafoods Partners LLC	Harvester and processor of seafood	Class A units (77,922 units)		8/19/2015	0.1	0.2	(2)
		Warrant to purchase up to 7,422,078 Class A units (expires 8/2035)		8/19/2015	7.4	17.9	(2)
					7.5	18.1
Bragg Live Food Products, LLC and SPC Investment Co., L.P. (6)(19)	Health food company	First lien senior secured loan ($15.0 par due 3/2024)	8.20% (Libor + 5.75%/Q)	3/11/2019	15.0	14.8	(2)(15)
		First lien senior secured loan ($21.9 par due 3/2024)	8.20% (Libor + 5.75%/Q)	3/11/2019	21.9	21.7	(3)(15)
		Common units (14,850 units)		3/11/2019	14.9	14.9	(2)
					51.8	51.4
CHG PPC Parent LLC	Diversified food products manufacturer	Second lien senior secured loan ($34.1 par due 3/2026)	10.15% (Libor + 7.75%/M)	1/31/2019	34.1	34.0	(2)
		Second lien senior secured loan ($60.5 par due 3/2026)	9.90% (Libor + 7.50%/M)	3/30/2018	60.5	59.9	(2)
					94.6	93.9
DecoPac, Inc. (19)	Supplier of cake decorating solutions and products to in-store bakeries	First lien senior secured revolving loan ($1.6 par due 9/2023)	6.65% (Libor + 4.25%/M)	9/29/2017	1.6	1.6	(2)(15)
Edward Don & Company, LLC and VCP-EDC Co-Invest, LLC	Distributor of foodservice equipment and supplies	Membership units (2,970,000 units)		6/9/2017	3.0	3.4
Ferraro Fine Foods Corp. and Italian Fine Foods Holdings L.P. (19)	Specialty Italian food distributor	First lien senior secured revolving loan ($0.7 par due 5/2023)	6.81% (Libor + 4.25%/Q)	5/9/2018	0.7	0.7	(2)
		First lien senior secured revolving loan ($0.5 par due 5/2023)	6.73% (Libor + 4.25%/Q)	5/9/2018	0.5	0.5	(2)
		First lien senior secured loan ($0.7 par due 5/2024)	6.58% (Libor + 4.25%/Q)	12/7/2018	0.7	0.7	(2)(15)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2019
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($2.9 par due 5/2024)	6.80% (Libor + 4.25%/Q)	5/10/2019	2.9	2.9	(2)(15)
		First lien senior secured loan ($9.3 par due 5/2024)	6.79% (Libor + 4.25%/Q)	5/9/2018	9.3	9.3	(4)(15)
		Class A common units (2,724,000 units)		5/9/2018	2.7	3.6	(2)
					21.4	22.7
FS Squared Holding Corp. and FS Squared, LLC (19)	Provider of on-site vending and micro market solutions	First lien senior secured revolving loan	-	3/28/2019	—	—	(17)
		First lien senior secured loan ($4.3 par due 3/2025)	7.58% (Libor + 5.25%/Q)	3/28/2019	4.3	4.3	(2)
		First lien senior secured loan ($0.1 par due 3/2025)	7.58% (Libor + 5.25%/Q)	3/28/2019	0.1	0.1	(2)
		Class A units (99,500 units)		3/28/2019	10.0	10.0	(2)
					14.4	14.4
Gehl Foods, LLC and GF Parent LLC	Producer of low-acid, aseptic food and beverage products	Class A preferred units (2,940 units)		5/13/2015	2.9	—	(2)
		Class A common units (60,000 units)		5/13/2015	0.1	—	(2)
		Class B common units (0.26 units)		5/13/2015	—	—	(2)
					3.0	—
H-Food Holdings, LLC and Matterhorn Parent, LLC	Food Contract Manufacturer	First lien senior secured loan ($4.7 par due 5/2025)	6.44% (Libor + 4.00%/M)	11/25/2018	4.6	4.6	(2)
		Second lien senior secured loan ($73.0 par due 3/2026)	9.40% (Libor + 7.00%/M)	11/25/2018	73.0	72.3	(2)
		Common units (5,827 units)		11/25/2018	5.8	6.0
					83.4	82.9
Hometown Food Company (19)	Food distributor	First lien senior secured loan ($9.0 par due 8/2023)	7.41% (Libor + 5.00%/M)	8/31/2018	8.8	9.0	(2)(15)
JWC/KI Holdings, LLC	Foodservice sales and marketing agency	Membership units (5,000 units)		11/16/2015	5.0	7.3	(2)
KC Culinarte Intermediate, LLC	Manufacturer of fresh refrigerated and frozen food products	Second lien senior secured loan ($35.7 par due 8/2026)	10.15% (Libor + 7.75%/M)	8/24/2018	35.7	35.7	(2)(15)
NECCO Holdings, Inc. and New England Confectionery Company, Inc. (7)(19)	Producer and supplier of candy	First lien senior secured revolving loan ($19.9 par due 1/2018)		1/3/2017	7.9	2.9	(14)
		First lien senior secured loan ($2.2 par due 8/2018)		11/20/2017	2.1	—	(14)
		First lien senior secured loan ($11.6 par due 1/2018)		1/3/2017	0.9	1.6	(14)
		First lien senior secured loan ($0.7 par due 11/2018)		11/20/2017	0.7	0.1	(14)
		Common stock (860,189 shares)		1/3/2017	0.1	—
					61.2	56.6
RF HP SCF Investor, LLC (8)	Branded specialty food company	Membership interest (10.08% interest)		12/22/2016	12.5	17.1	(2)
Sovos Brands Intermediate, Inc. (19)	Food and beverage platform	First lien senior secured loan ($6.8 par due 11/2025)	7.20% (Libor + 5.00%/S)	11/20/2018	6.8	6.8	(4)
Teasdale Foods, Inc. and Familia Group Holdings Inc. (19)	Provider of beans, sauces and hominy to the retail, foodservice and wholesale channels	First lien senior secured revolving loan ($0.2 par due 10/2020)	8.15% (Libor + 5.75%/M)	6/30/2017	0.2	0.2	(2)(15)
		First lien senior secured loan ($0.6 par due 10/2020)	8.34% (Libor + 5.75%/B)	6/26/2018	0.6	0.5	(2)(15)
		Second lien senior secured loan ($34.1 par due 10/2022)	12.40% PIK (Libor + 10.00%/M)	1/3/2017	34.1	27.3	(2)(15)
		Second lien senior secured loan ($23.1 par due 10/2022)	12.40% PIK (Libor + 10.00%/M)	1/3/2017	23.1	18.5	(2)(15)
		Second lien senior secured loan ($36.4 par due 10/2022)	12.40% PIK (Libor + 10.00%/M)	1/3/2017	36.4	29.1	(2)(15)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2019
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Warrant to purchase up to 57,827 shares of common stock (expires 2/2034)		2/4/2019	—	—	(2)
					113.7	99.5

					451.0	439.5		5.97%

Oil and Gas
Birch Permian, LLC (19)	Operator of private exploration oil and production company	Second lien senior secured loan ($66.4 par due 4/2023)	10.60% (Libor + 8.00%/Q)	4/12/2019	65.8	65.7	(2)(15)
Murchison Oil and Gas, LLC and Murchison Holdings, LLC (19)	Exploration and production company	First lien senior secured loan ($40.0 par due 10/2023)	10.33% (Libor + 8.00%/Q)	10/26/2018	39.5	39.6	(2)(15)
		Preferred units (21,667 units)	8.00% PIK	10/26/2018	22.6	21.7
					62.1	61.3
Penn Virginia Holding Corp.	Exploration and production company	Second lien senior secured loan ($90.1 par due 9/2022)	9.41% (Libor + 7.00%/M)	9/28/2017	90.1	90.1	(2)(15)
Petroflow Energy Corporation and TexOak Petro Holdings LLC (6)(8)	Oil and gas exploration and production company	First lien senior secured loan ($2.4 par due 7/2019)		6/29/2016	0.4	—	(2)(14)
		Second lien senior secured loan ($4.8 par due 12/2019)		6/29/2016	3.8	—	(2)(14)
		Second lien senior secured loan ($23.0 par due 12/2019)		6/29/2016	18.1	—	(2)(14)
		Common units (202,000 units)		6/29/2016	11.1	—
					33.4	—
Sundance Energy, Inc.	Oil and gas producer	Second lien senior secured loan ($60.7 par due 4/2023)	10.33% (Libor + 8.00%/Q)	4/23/2018	59.8	60.7	(2)(15)
VPROP Operating, LLC and Vista Proppants and Logistics, LLC	Sand-based proppant producer and distributor to the oil and natural gas industry	First lien senior secured loan ($27.7 par due 8/2021)	12.02% (Libor + 8.50% Cash, 1.00% PIK/Q)	8/1/2017	27.6	27.7	(2)(15)
		First lien senior secured loan ($34.6 par due 8/2021)	12.02% (Libor + 8.50% Cash, 1.00% PIK/Q)	11/9/2017	34.6	34.6	(2)(15)
		First lien senior secured loan ($14.9 par due 8/2021)	12.02% (Libor + 8.50% Cash, 1.00% PIK/Q)	3/1/2017	14.9	14.9	(2)(15)
		First lien senior secured loan ($74.0 par due 8/2021)	12.02% (Libor + 8.50% Cash, 1.00% PIK/Q)	3/1/2017	74.0	74.0	(3)(15)
		Common units (997,864 units)		11/9/2017	9.7	7.5	(2)
					160.8	158.7

					472.0	436.5		5.92%

Wholesale Distribution
Blue Angel Buyer 1, LLC and Blue Angel Holdco, LLC (6)(19)	Distributor of OEM appliance aftermarket parts	Class A preferred units (46,359 units)	8.00% PIK	1/2/2019	9.9	9.9	(2)
DFS Holding Company, Inc.	Distributor of maintenance, repair, and operations parts, supplies, and equipment to the foodservice industry	First lien senior secured loan ($4.6 par due 3/2022)	8.15% (Libor + 5.75%/M)	3/1/2017	4.6	4.5	(2)(15)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2019
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($158.5 par due 2/2022)	8.15% (Libor + 5.75%/M)	7/26/2017	158.5	155.3	(2)(15)
		First lien senior secured loan ($19.9 par due 2/2022)	8.15% (Libor + 5.75%/M)	7/26/2017	19.9	19.5	(4)(15)
					183.0	179.3
Flow Control Solutions, Inc. (19)	Distributor and manufacturer of flow control systems components	First lien senior secured loan ($13.7 par due 11/2024)	7.58% (Libor + 5.25%/Q)	11/21/2018	13.7	13.7	(3)(15)
KHC Holdings, Inc. and Kele Holdco, Inc. (19)	Catalog-based distribution services provider for building automation systems	First lien senior secured revolving loan ($3.0 par due 10/2020)	6.65% (Libor + 4.25%/M)	1/3/2017	3.0	3.0	(2)(15)
		First lien senior secured revolving loan ($0.3 par due 10/2020)	6.65% (Libor + 4.25%/M)	1/3/2017	0.3	0.3	(2)(15)
		First lien senior secured revolving loan ($0.5 par due 10/2020)	8.75% (Base Rate + 3.25%/Q)	1/3/2017	0.5	0.5	(2)(15)
		First lien senior secured loan ($65.8 par due 10/2022)	8.33% (Libor + 6.00%/Q)	1/3/2017	65.8	65.8	(2)(15)
		Common stock (30,000 shares)		1/3/2017	3.1	3.8
					72.7	73.4
PetIQ, LLC (8)	Distributor and manufacturer of pet prescription medications and health products	First lien senior secured revolving loan ($2.3 par due 1/2023)	7.69% (Libor + 5.25%/M)	1/17/2018	2.3	2.3	(2)(15)

					281.6	278.6		3.78%

Education
Excelligence Holdings Corp.	Developer, manufacturer and retailer of educational products	First lien senior secured loan ($9.2 par due 4/2023)	8.40% (Libor + 6.00%/M)	4/17/2017	9.2	7.7	(4)(15)
Flinn Scientific, Inc. and WCI-Quantum Holdings, Inc. (19)	Distributor of instructional products, services and resources	First lien senior secured revolving loan ($1.0 par due 8/2023)	7.51% (Libor + 4.75%/A)	8/31/2018	1.0	1.0	(2)(15)
		First lien senior secured revolving loan ($1.0 par due 8/2023)	7.44% (Libor + 4.75%/A)	8/31/2018	1.0	1.0	(2)(15)
		First lien senior secured revolving loan ($2.0 par due 8/2023)	7.01% (Libor + 4.75%/A)	8/31/2018	2.0	2.0	(2)(15)
		First lien senior secured loan ($0.7 par due 8/2023)	7.33% (Libor + 4.75%/Q)	7/26/2017	0.7	0.7	(2)(15)
		First lien senior secured loan ($16.2 par due 8/2023)	7.33% (Libor + 4.75%/Q)	7/26/2017	16.2	16.2	(4)(15)
		First lien senior secured loan ($0.6 par due 8/2023)	6.95% (Libor + 4.75%/S)	7/26/2017	0.6	0.6	(2)(15)
		First lien senior secured loan ($13.3 par due 8/2023)	6.95% (Libor + 4.75%/S)	7/26/2017	13.3	13.3	(4)(15)
		First lien senior secured loan ($1.2 par due 8/2023)	7.58% (Libor + 4.75%/A)	8/31/2018	1.2	1.2	(2)(15)
		Series A preferred stock (1,272 shares)		10/24/2014	0.7	0.9	(2)
					36.7	36.9
Frontline Technologies Group Holding LLC, Frontline Technologies Blocker Buyer, Inc., Frontline Technologies Holdings, LLC and Frontline Technologies Parent, LLC (19)	Provider of human capital management (“HCM”) and SaaS-based software solutions to employees and administrators of K-12 school organizations	First lien senior secured loan ($1.9 par due 9/2023)	8.83% (Libor + 6.50%/Q)	9/19/2017	1.9	1.9	(2)(15)
		Class A preferred units (4,574 units)	9.00% PIK	9/18/2017	4.8	5.4
		Class B common units (499,050 units)		9/18/2017	—	0.6
					6.7	7.9

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2019
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Infilaw Holding, LLC (19)	Operator of for-profit law schools	First lien senior secured revolving loan ($5.0 par due 9/2022)		8/25/2011	4.2	—	(2)(14)(18)
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	Private school operator	First lien senior secured loan ($11.1 par due 10/2020)	11.58% (Libor + 9.00%/Q)	10/31/2015	11.1	11.1	(2)(15)
		Senior preferred series A-1 shares (163,902 shares)		10/31/2015	119.4	28.5	(2)
		Series B preferred stock (1,401,385 shares)		8/5/2010	4.0	—	(2)
		Series B preferred stock (348,615 shares)		8/5/2010	1.0	—	(2)
		Series C preferred stock (1,994,644 shares)		6/7/2010	0.5	—	(2)
		Series C preferred stock (517,942 shares)		6/7/2010	0.1	—	(2)
		Common stock (16 shares)		6/7/2010	—	—	(2)
		Common stock (4 shares)		6/7/2010	—	—	(2)
					136.1	39.6
Liaison Acquisition, LLC (19)	Provider of centralized applications services to educational associations	First lien senior secured revolving loan ($0.8 par due 2/2022)	7.67% (Libor + 5.25%/M)	2/8/2017	0.8	0.8	(2)(15)
		Second lien senior secured loan ($3.3 par due 8/2023)	11.65% (Libor + 9.25%/M)	2/9/2017	3.2	3.3	(2)(15)
					4.0	4.1
PIH Corporation and Primrose Holding Corporation (6)(19)	Franchisor of education-based early childhood centers	First lien senior secured revolving loan ($1.0 par due 12/2020)	7.50% (Libor + 5.00%/M)	12/13/2013	1.0	1.0	(2)(15)
		Common stock (7,227 shares)		1/3/2017	10.7	25.9
					11.7	26.9
R3 Education Inc., Equinox EIC Partners LLC and Sierra Education Finance Corp.	Medical school operator	Common membership interest (15.76% interest)		9/21/2007	15.8	15.1	(2)
		Warrant to purchase up to 27,890 shares (expires 11/2019)		12/8/2009	—	8.2	(2)
					15.8	23.3
Raptor Technologies, LLC and Rocket Parent, LLC (19)	Provider of SaaS-based safety and security software to the K-12 school market	First lien senior secured loan ($5.4 par due 12/2024)	8.52% (Libor + 6.00%/Q)	12/17/2018	5.4	5.4	(2)(15)
		First lien senior secured loan ($16.0 par due 12/2024)	8.33% (Libor + 6.00%/Q)	12/17/2018	16.0	16.0	(2)(15)
		Class A common units (2,294,000 units)		12/17/2018	2.3	2.8
					23.7	24.2
Regent Education, Inc.	Provider of software solutions designed to optimize the financial aid and enrollment processes	Warrant to purchase up to 987 shares of common stock (expires 12/2026)		12/23/2016	—	—	(2)
		Warrant to purchase up to 5,393,194 shares of common stock (expires 12/2026)		12/23/2016	—	—	(2)
					—	—
Severin Acquisition, LLC (19)	Provider of student information system software solutions to the K-12 education market	First lien senior secured revolving loan ($1.1 par due 8/2023)	5.83% (Libor + 3.25%/Q)	8/1/2018	1.1	1.1	(2)
		First lien senior secured revolving loan ($0.4 par due 8/2023)	5.77% (Libor + 3.25%/Q)	8/1/2018	0.4	0.4	(2)
		First lien senior secured revolving loan ($0.8 par due 8/2023)	5.77% (Libor + 3.25%/Q)	8/1/2018	0.8	0.7	(2)
		First lien senior secured revolving loan ($0.8 par due 8/2023)	5.58% (Libor + 3.25%/Q)	8/1/2018	0.8	0.7	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2019
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Second lien senior secured loan ($80.0 par due 8/2026)	9.32% (Libor + 6.75%/Q)	6/12/2018	79.3	79.2	(2)
					82.4	82.1

					330.5	252.7		3.43%

Containers and Packaging
GS Pretium Holdings, Inc.	Manufacturer and supplier of high performance plastic containers	Common stock (500,000 shares)		6/2/2014	0.5	1.4	(2)
IntraPac International LLC and IntraPac Canada Corporation (19)	Manufacturer of diversified packaging solutions and plastic injection molded products	First lien senior secured revolving loan ($3.1 par due 1/2025)	7.83% (Libor + 5.50%/B)	1/11/2019	3.1	3.1	(2)
		First lien senior secured revolving loan ($0.5 par due 1/2025)	7.83% (Libor + 5.50%/Q)	1/11/2019	0.5	0.5	(2)
		First lien senior secured loan ($21.7 par due 1/2026)	7.83% (Libor + 5.50%/Q)	1/11/2019	21.7	21.5	(2)(8)
		First lien senior secured loan ($30.1 par due 1/2026)	7.83% (Libor + 5.50%/Q)	1/11/2019	30.1	29.8	(2)
					55.4	54.9
LBP Intermediate Holdings LLC (19)	Manufacturer of paper and corrugated foodservice packaging	First lien senior secured revolving loan ($0.2 par due 7/2020)	8.02% (Libor + 5.50%/Q)	7/10/2015	0.2	0.2	(2)(15)(18)
		First lien senior secured loan ($11.4 par due 7/2020)	7.83% (Libor + 5.50%/Q)	11/13/2018	11.3	11.4	(4)(15)
		First lien senior secured loan ($11.7 par due 7/2020)	7.83% (Libor + 5.50%/Q)	7/10/2015	11.7	11.7	(3)(15)
		First lien senior secured loan ($4.9 par due 7/2020)	7.83% (Libor + 5.50%/Q)	7/10/2015	4.9	4.9	(4)(15)
					28.1	28.2
Microstar Logistics LLC, Microstar Global Asset Management LLC, and MStar Holding Corporation	Keg management solutions provider	Second lien senior secured loan ($117.5 par due 8/2021)	9.90% (Libor + 7.50%/M)	12/14/2012	117.5	117.5	(2)(15)
		Second lien senior secured loan ($10.0 par due 8/2021)	9.90% (Libor + 7.50%/M)	12/14/2012	10.0	10.0	(4)(15)
		Common stock (54,710 shares)		12/14/2012	4.9	8.0	(2)
					132.4	135.5
SCI PH Parent, Inc.	Industrial container manufacturer, reconditioner and servicer	Series B shares (11.4764 shares)		8/24/2018	1.1	1.6	(2)

					217.5	221.6		3.01%

Aerospace and Defense
Cadence Aerospace, LLC (19)	Aerospace precision components manufacturer	First lien senior secured revolving loan ($5.0 par due 11/2022)	8.83% (Libor + 6.50%/Q)	11/14/2017	5.0	4.8	(2)(15)(18)
		First lien senior secured revolving loan ($4.5 par due 11/2022)	11.00% (Base Rate + 5.50%/Q)	11/14/2017	4.5	4.4	(15)
		First lien senior secured loan ($32.0 par due 11/2023)	8.83% (Libor + 6.50%/Q)	11/14/2017	31.8	31.1	(3)(15)
		First lien senior secured loan ($10.0 par due 11/2023)	8.83% (Libor + 6.50%/Q)	7/5/2018	10.0	9.7	(2)(15)
					51.3	50.0
MB Aerospace Holdings II Corp.	Aerospace engine components manufacturer	Second lien senior secured loan ($23.6 par due 1/2026)	11.33% (Libor + 9.00%/Q)	5/28/2019	23.6	23.4	(2)(15)
		Second lien senior secured loan ($68.4 par due 1/2026)	11.33% (Libor + 9.00%/Q)	1/22/2018	68.4	67.7	(2)(15)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2019
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					92.0	91.1
Radius Aerospace, Inc. (19)	Metal fabricator in the aerospace industry	First lien senior secured revolving loan ($0.3 par due 3/2025)	7.97% (Libor + 5.75%/S)	3/29/2019	0.3	0.3	(2)(15)
		First lien senior secured loan ($9.0 par due 3/2025)	8.35% (Libor + 5.75%/Q)	3/29/2019	9.0	8.9	(2)(15)
					9.3	9.2

					152.6	150.3		2.04%
Environmental Services
MPH Energy Holdings, LP	Operator of municipal recycling facilities	Limited partnership interest (3.13% interest)		1/8/2014	—	—	(2)
RE Community Holdings GP, LLC and RE Community Holdings, LP	Operator of municipal recycling facilities	Limited partnership interest (2.86% interest)		3/1/2011	—	—	(2)
		Limited partnership interest (2.49% interest)		3/1/2011	—	—	(2)
					—	—
Soil Safe, Inc. and Soil Safe Acquisition Corp. (7)(19)	Provider of soil treatment, recycling and placement services	First lien senior secured revolving loan	—	1/3/2017	—	—	(17)
		First lien senior secured loan ($11.1 par due 1/2020)	10.75% (Base Rate + 5.25%/M)	1/3/2017	11.1	11.1	(2)(15)
		Second lien senior secured loan ($12.7 par due 6/2020)	10.75% (Libor + 7.75%/M)	1/3/2017	12.7	12.7	(2)(15)
		Senior subordinated loan ($47.1 par due 12/2020)	16.50% PIK	1/3/2017	47.1	47.1	(2)
		Senior subordinated loan ($39.3 par due 12/2020)	14.50% PIK	1/3/2017	39.3	39.3	(2)
		Senior subordinated loan ($39.7 par due 12/2020)	17.50% PIK	1/3/2017	13.9	29.7	(2)
		Common stock (810 shares)		1/3/2017	—	—
					124.1	139.9

					124.1	139.9		1.90%

Chemicals
AMZ Holding Corp. (19)	Specialty chemicals manufacturer	First lien senior secured loan ($12.0 par due 6/2022)	7.44% (Libor + 5.00%/M)	6/27/2017	12.0	12.0	(4)(15)
Atlas Intermediate III, L.L.C. (19)	Specialty chemicals distributor	First lien senior secured loan ($9.0 par due 4/2025)	8.02% (Libor + 5.50%/Q)	4/29/2019	9.0	9.0	(2)(15)
Genomatica, Inc.	Developer of a biotechnology platform for the production of chemical products	Warrant to purchase 322,422 shares of Series D preferred stock (expires 3/2023)		3/28/2013	—	—	(2)
Plaskolite PPC Intermediate II LLC and Plaskolite PPC Blocker LLC	Manufacturer of specialized acrylic and polycarbonate sheets	First lien senior secured loan ($12.4 par due 12/2025)	6.64% (Libor + 4.25%/M)	12/14/2018	12.2	12.2	(2)
		Second lien senior secured loan ($55.7 par due 12/2026)	10.16% (Libor + 7.75%/M)	12/14/2018	55.7	54.6	(2)
		Co-Invest units (5,969 units)		12/14/2018	0.6	0.6	(2)
					68.5	67.4

					89.5	88.4		1.20%

Farming and Agriculture
QC Supply, LLC (19)	Specialty distributor and solutions provider to the swine and poultry markets	First lien senior secured revolving loan ($1.0 par due 12/2021)	9.40% (Libor + 7.00%/M)	12/29/2016	1.0	1.0	(2)(15)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2019
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured revolving loan ($1.0 par due 12/2021)	9.40% (Libor + 7.00%/M)	12/29/2016	1.0	1.0	(2)(15)
		First lien senior secured revolving loan ($1.7 par due 12/2021)	9.40% (Libor + 7.00%/M)	12/29/2016	1.7	1.6	(2)(15)
		First lien senior secured revolving loan ($2.3 par due 12/2021)	9.40% (Libor + 7.00%/M)	12/29/2016	2.3	2.2	(2)(15)
		First lien senior secured revolving loan ($4.0 par due 12/2021)	9.40% (Libor + 7.00%/M)	12/29/2016	4.0	3.8	(2)(15)
		First lien senior secured loan ($8.6 par due 12/2022)	9.40% (Libor + 7.00%/M)	12/29/2016	8.6	8.2	(2)(15)
		First lien senior secured loan ($11.1 par due 12/2022)	9.40% (Libor + 7.00%/M)	12/29/2016	11.1	10.5	(2)(15)
		First lien senior secured loan ($14.7 par due 12/2022)	9.40% (Libor + 7.00%/M)	12/29/2016	14.7	14.0	(4)(15)
					44.4	42.3

					44.4	42.3		0.57%

Computers and Electronics
Everspin Technologies, Inc.	Designer and manufacturer of computer memory solutions	Warrant to purchase up to 18,461 shares of common stock (expires 10/2026)		10/7/2016	0.4	—	(2)(22)
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation (7)	Provider of high-speed intelligent document scanning hardware and software	Senior subordinated loan ($8.3 par due 6/2022)	14.00%	1/3/2017	8.2	8.3	(2)
		Senior subordinated loan ($8.3 par due 6/2022)	14.00%	1/3/2017	8.2	8.3	(2)
		Series A preferred stock (66,424,135 shares)		1/3/2017	—	7.7
		Class A common stock (33,173 shares)		1/3/2017	—	—
		Class B common stock (134,214 shares)		1/3/2017	—	—
					16.4	24.3
Zemax Software Holdings, LLC (19)	Provider of optical illumination design software to design engineers	First lien senior secured loan ($16.9 par due 6/2024)	8.08% (Libor + 5.75%/Q)	6/25/2018	16.9	16.9	(3)(15)

					33.7	41.2		0.56%

Hotel Services
Aimbridge Acquisition Co., Inc.	Hotel Operator	Second lien senior secured loan ($14.1 par due 2/2027)	9.94% (Libor + 7.50%/M)	2/1/2019	13.9	14.0	(2)
Pyramid Management Advisors, LLC and Pyramid Investors, LLC (19)	Hotel Operator	First lien senior secured revolving loan ($2.5 par due 7/2021)	9.15% (Libor + 6.75%/M)	4/12/2018	2.5	2.5	(2)(15)(18)
		First lien senior secured revolving loan ($0.1 par due 7/2021)	9.15% (Libor + 6.75%/M)	4/12/2018	0.1	0.1	(2)(15)(18)
		First lien senior secured loan ($1.5 par due 7/2021)	9.15% (Libor + 6.75%/M)	4/12/2018	1.5	1.5	(2)(15)
		First lien senior secured loan ($16.9 par due 7/2021)	9.15% (Libor + 6.75%/M)	4/12/2018	16.9	16.9	(2)(15)
		Preferred membership units (996,833 units)		7/15/2016	1.0	1.2	(2)
					22.0	22.2

					35.9	36.2		0.49%

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2019
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Health Clubs
Athletic Club Holdings, Inc.	Premier health club operator	First lien senior secured loan ($2.6 par due 10/2020)	11.02% (Libor + 8.50%/Q)	10/11/2007	2.6	2.6	(3)(15)
Jenny C Acquisition, Inc.	Health club franchisor	Senior subordinated loan ($1.2 par due 4/2025)	8.00%	4/5/2019	1.2	1.2	(2)
Movati Athletic (Group) Inc. (8)(19)	Premier health club operator	First lien senior secured loan ($0.6 par due 10/2022)	6.51% (CDOR + 4.50%/Q)	10/5/2017	0.6	0.6	(2)(15)
		First lien senior secured loan ($2.9 par due 10/2022)	6.51% (CDOR + 4.50%/Q)	10/5/2017	3.0	2.9	(2)(15)
					3.6	3.5
Sunshine Sub, LLC (19)	Premier health club operator	First lien senior secured loan ($5.8 par due 5/2024)	7.15% (Libor + 4.75%/M)	5/25/2018	5.8	5.8	(2)(15)
Taymax Group Acquisition, LLC and TCP Fit Parent, L.P. (19)	Planet Fitness franchisee	First lien senior secured revolving loan ($0.1 par due 7/2024)	6.21% (Libor + 4.25%/M)	7/31/2018	0.1	0.1	(2)(15)(18)
		First lien senior secured revolving loan ($0.2 par due 7/2024)	6.65% (Libor + 4.25%/M)	7/31/2018	0.2	0.2	(2)(15)(18)
		First lien senior secured loan ($1.3 par due 7/2025)	6.58% (Libor + 4.25%/Q)	7/31/2018	1.3	1.3	(2)(15)
		Class A units (30,000 units)		7/31/2018	3.0	4.0
					4.6	5.6

					17.8	18.7		0.25%

Telecommunications
Extenet Systems, Inc. (19)	Provider of antenna networks for use by wireless service providers, government agencies, healthcare organizations and other commercial enterprises	First lien senior secured revolving loan	—	2/8/2018	—	—	(17)
LTG Acquisition, Inc.	Designer and manufacturer of display, lighting and passenger communication systems for mass transportation markets	Class A membership units (5,000 units)		1/3/2017	5.1	4.1
Startec Equity, LLC (7)	Communication services	Member interest		4/1/2010	—	—

					5.1	4.1		0.06%

Retail
Paper Source, Inc. and Pine Holdings, Inc. (18)	Retailer of fine and artisanal paper products	Class A common stock (36,364 shares)		9/23/2013	6.0	2.4	(2)

					6.0	2.4		0.03%

Commercial Real Estate Financial
ACAS Real Estate Holdings Corporation (7)	Real estate holding company	Common stock (1,000 shares)		1/3/2017	2.6	1.8
NECCO Realty Investments LLC (7)	Real estate holding company	Membership units (7,450 units)		1/3/2017	—	—

					2.6	1.8		0.02%

Printing, Publishing and Media
The Teaching Company Holdings, Inc.	Education publications provider	Preferred stock (10,663 shares)		9/29/2006	1.1	—	(2)
		Common stock (15,393 shares)		9/29/2006	—	—	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2019
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value	Percentage of Net Assets
					1.1	—

					1.1	—	—%

Housing and Building Materials
Halex Holdings, Inc. (7)(19)	Manufacturer of flooring installation products	First lien senior secured revolving loan ($1.9 par due 12/2019)		1/24/2017	1.9	—
		Common stock (51,853 shares)		1/3/2017	—	—

					1.9	—	—%

Total Investments					13,391.2	12,992.2	176.35%

Derivative Instruments

Foreign currency forward contracts

Description	Notional Amount to be Purchased	Notional Amount to be sold		Counterparty	Settlement Date	Unrealized Appreciation / (Depreciation)
Foreign currency forward contract	$49	GBP	38	Bank of Montreal	8/16/2019	$—
Total						$—

Interest rate swap

Description	Payment Terms		Counterparty	Maturity Date	Notional Amount	Value	Upfront Payments/Receipts	Unrealized Appreciation / (Depreciation)
Interest rate swap	Pay Fixed 2.0642%	Receive Floating One-Month Libor of 2.5%	Bank of Montreal	January 4, 2021	395	$(1.6)	$—	$(1.6)
Total								$—
____________________________________________________

(1)
Other than the Company’s investments listed in footnote 7 below (subject to the limitations set forth therein), the Company does not “Control” any of its portfolio companies, for the purposes of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In general, under the Investment Company Act, the Company would “Control” a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. All of the Company’s portfolio company investments, which as of June 30, 2019 represented 176% of the Company’s net assets or 94% of the Company’s total assets, are subject to legal restrictions on sales.

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

(6)
As defined in the Investment Company Act, the Company is deemed to be an “Affiliated Person” because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the six months ended June 30, 2019 in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to Control) are as follows:

For the Six Months Ended June 30, 2019										As of June 30, 2019
(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)	Fair Value
Blue Angel Buyer 1, LLC and Blue Angel Holdco, LLC	$20.4	$1.1	$9.8	$0.2	$0.3	$0.4	$—	$(0.1)	$(0.1)	$9.9
Blue Wolf Capital Fund II, L.P.	$—	$—	$—	$—	$—	$—	$—	$—	$0.1	$2.6
Bragg Live Food Products, LLC and SPC Investment Co., L.P.	$51.9	$0.1	$—	$1.0	$1.3	$—	$—	$—	$(0.4)	$51.4
Crown Health Care Laundry Services, LLC and Crown Laundry Holdings, LLC	$11.0	$0.2	$—	$1.9	$0.3	$—	$0.1	$—	$0.7	$50.6
ESCP PPG Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$0.6	$3.0
European Capital UK SME Debt LP	$1.6	$0.4	$—	$—	$—	$0.6	$—	$—	$(4.0)	$36.8
Financial Asset Management Systems, Inc. and FAMS Holdings, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ioxus, Inc.	$—	$—	$—	$0.3	$—	$—	$—	$—	$—	$7.1
NSI Holdings, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Panda Temple Power, LLC and T1 Power Holdings LLC	$—	$—	$—	$0.5	$—	$—	$—	$—	$(0.5)	$21.9
Partnership Capital Growth Fund I, L.P.	$—	$—	$—	$—	$—	$—	$—	$—	$(0.1)	$—
PCG-Ares Sidecar Investment II, L.P.	$0.1	$—	$—	$—	$—	$—	$—	$—	$1.4	$18.8
PCG-Ares Sidecar Investment, L.P.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$4.4
Petroflow Energy Corporation and TexOak Petro Holdings LLC	$—	$8.2	$—	$—	$—	$—	$—	$—	$(0.1)	$—
PIH Corporation and Primrose Holding Corporation	$—	$—	$1.6	$0.1	$—	$—	$—	$—	$2.9	$26.9
Shock Doctor, Inc. and Shock Doctor Holdings, LLC	$23.1	$—	$89.8	$4.7	$—	$—	$0.1	$—	$8.9	$23.7
UL Holding Co., LLC	$—	$—	$—	$1.8	$—	$—	$—	$—	$(0.3)	$43.8
	$108.1	$10.0	$101.2	$10.5	$1.9	$1.0	$0.2	$(0.1)	$9.1	$300.9

(7)
As defined in the Investment Company Act, the Company is deemed to be both an “Affiliated Person” and “Control” this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the six months ended June 30, 2019 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control are as follows:

For the Six Months Ended June 30, 2019										As of June 30, 2019
(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)	Fair Value
ACAS Equity Holdings Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$(0.4)	$—
ACAS Real Estate Holdings Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$(0.1)	$1.9
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc.	$—	$—	$—	$0.2	$—	$—	$—	$—	$(6.0)	$1.0
CoLTs 2005-1 Ltd.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
CoLTs 2005-2 Ltd.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
CSHM LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Eckler Industries, Inc. and Eckler Purchaser LLC	$3.0	$—	$—	$1.3	$—	$—	$—	$—	$(5.4)	$21.7
ETG Holdings, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Halex Holdings, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
HCI Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—	$0.1
Heelstone Energy Holdings, LLC	$53.1	$—	$—	$—	$—	$—	$—	$—	$—	$53.1
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation	$—	$—	$—	$1.2	$—	$—	$0.3	$—	$(0.3)	$24.3
Ivy Hill Asset Management, L.P.	$—	$—	$—	$—	$—	$32.5	$—	$—	$6.0	$523.9
Joyce Lane Capital LLC and Joyce Lane Financing SPV LLC (fka Ciena Capital LLC)	$—	$—	$—	$—	$—	$—	$—	$—	$(0.2)	$3.7
LLSC Holdings Corporation (dba Lawrence Merchandising Services)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$0.4
Montgomery Lane, LLC and Montgomery Lane, Ltd.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
MVL Group, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Navisun LLC and Navisun Holdings LLC	$21.4	$—	$—	$1.5	$0.3	$0.2	$0.1	$—	$0.3	$51.2
NECCO Holdings, Inc. and New England Confectionery Company, Inc.	$0.1	$—	$—	$—	$—	$—	$—	$—	$(0.1)	$4.6
NECCO Realty Investments LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Orion Foods, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—	$0.4
PHL Investors, Inc., and PHL Holding Co.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Rug Doctor, LLC and RD Holdco Inc.	$—	$—	$—	$1.1	$—	$—	$—	$—	$(5.7)	$22.4
S Toys Holdings LLC (fka The Step2 Company, LLC)	$—	$—	$—	$—	$—	$—	$—	$—	$(0.1)	$0.3
Senior Direct Lending Program, LLC	$312.3	$46.5	$—	$59.2	$14.0	$—	$0.9	$—	$—	$917.4
Singer Sewing Company, SVP-Singer Holdings, LLC and SVP-Singer Holdings LP	$17.0	$13.2	$—	$9.5	$—	$—	$0.1	$—	$(9.9)	$229.5
Soil Safe, Inc. and Soil Safe Acquisition Corp.	$—	$6.9	$—	$10.7	$—	$—	$0.2	$—	$17.2	$139.9
Startec Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
	$406.9	$66.6	$—	$84.7	$14.3	$32.7	$1.6	$—	$(4.7)	$1,995.8
______________________________________________________________________

*
Together with Varagon Capital Partners (“Varagon”) and its clients, the Company has co-invested through the Senior Direct Lending Program, LLC (d/b/a the “Senior Direct Lending Program” or the “SDLP”). The SDLP has been capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SDLP must be approved by an investment committee of the SDLP consisting of representatives of the Company and Varagon (with approval from a representative of each required); therefore, although the Company owns more than 25% of the voting securities of the SDLP, the Company does not believe that it has control over the SDLP (for purposes of the Investment Company Act or otherwise) because, among other things, these “voting securities” do not afford the Company the right to elect directors of the SDLP or any other special rights (see Note 4).

(8)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets. Pursuant to Section 55(a) of the Investment Company Act 17% of the Company's total assets are represented by investments at fair value and other assets that are considered "non-qualifying assets" as of June 30, 2019.

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

(11)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.00% on $38.5 in aggregate principal amount of a “first out” tranche of the portfolio company’s first lien senior secured loans, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(13)
The Company sold a participating interest of approximately $25.0 in aggregate principal amount of the portfolio company’s first lien senior secured term loan. As the transaction did not qualify as a “true sale” in accordance with U.S. generally accepted accounting principles, the Company recorded a corresponding $24.8 secured borrowing, at fair value, included in “accounts payable and other liabilities” in the accompanying consolidated balance sheet.

(14)	Loan was on non-accrual status as of June 30, 2019.

(15)	Loan includes interest rate floor feature.

(16)
In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from the SDLP’s loan portfolio, after expenses, which may result in a return to the Company greater than the contractual stated interest rate.

(17)
As of June 30, 2019, no amounts were funded by the Company under this first lien senior secured revolving loan; however, there were letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 for further information on letters of credit commitments related to certain portfolio companies.

(18)
As of June 30, 2019, in addition to the amounts funded by the Company under this first lien senior secured revolving loan, there were also letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 for further information on letters of credit commitments related to certain portfolio companies.

(19)
As of June 30, 2019, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 7 for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

.

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: drawn commitments	Total undrawn commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted undrawn revolving and delayed draw commitments
1A Smart Start LLC	$3.5	$(1.5)	$2.0	$—	$—	$2.0
42 North Dental, LLC	5.0	—	5.0	—	—	5.0
A.U.L. Corp.	1.2	—	1.2	—	—	1.2
Accommodations Plus Technologies LLC	4.1	—	4.1	—	—	4.1
Achilles Acquisition LLC	14.1	—	14.1	—	—	14.1
ADCS Clinics Intermediate Holdings, LLC	5.0	(1.9)	3.1	—	—	3.1
ADF Pizza I, LLC	1.3	—	1.3	—	—	1.3
ADG, LLC	13.7	(5.1)	8.6	—	—	8.6
Alcami Corporation	29.0	—	29.0	—	—	29.0
Alera Group Intermediate Holdings, Inc.	19.9	—	19.9	—	—	19.9
AMCP Clean Intermediate, LLC	10.1	(1.5)	8.6	—	—	8.6
AMZ Holding Corp.	3.4	—	3.4	—	—	3.4
Anaqua Parent Holdings, Inc. & Astorg VII Co-Invest Anaqua	4.9	—	4.9	—	—	4.9
Apex Clean Energy Holdings, LLC	70.2	(5.0)	65.2	—	—	65.2
Apptio, Inc.	4.2	—	4.2	—	—	4.2
AQ Sunshine, Inc.	2.3	(0.1)	2.2	—	—	2.2
Athenahealth, Inc.	33.1	—	33.1	—	—	33.1
Atlas Intermediate III, L.L.C.	0.1	—	0.1	—	—	0.1
Avetta, LLC	7.0	—	7.0	—	—	7.0
Bambino CI Inc.	9.6	(3.2)	6.4	—	—	6.4
Belfor Holdings, Inc.	25.0	(2.0)	23.0	—	—	23.0
Birch Permian, LLC	22.1	—	22.1	—	—	22.1
Blue Angel Buyer 1, LLC	8.6	—	8.6	—	—	8.6
Blue Campaigns Intermediate Holding Corp.	3.0	—	3.0	—	—	3.0
Bragg Live Food Products LLC	5.8	—	5.8	—	—	5.8
Cadence Aerospace, LLC	15.7	(9.8)	5.9	—	—	5.9
Capstone Logistics Acquisition, Inc.	2.0	(0.8)	1.2	—	—	1.2
Care Hospice, Inc.	2.3	(0.1)	2.2	—	—	2.2
CB Trestles OpCo, LLC	32.2	(15.3)	16.9	—	—	16.9
CCS-CMGC Holdings, Inc.	12.0	(7.7)	4.3	—	—	4.3
Center for Autism and Related Disorders, LLC	11.4	(0.4)	11.0	—	—	11.0
Chariot Acquisition, LLC	1.0	—	1.0	—	—	1.0
Chesapeake Research Review, LLC	5.8	—	5.8	—	—	5.8
Clearwater Analytics, LLC	5.0	—	5.0	—	—	5.0
Command Alkon Incorporated	6.3	(4.2)	2.1	—	—	2.1
Comprehensive EyeCare Partners, LLC	3.7	(0.4)	3.3	—	—	3.3
Cozzini Bros., Inc.	15.0	(4.0)	11.0	—	—	11.0
Crown Health Care Laundry Services, Inc.	13.0	(0.9)	12.1	—	—	12.1
CST Buyer Company	4.2	—	4.2	—	—	4.2
D4C Dental Brands, Inc.	6.0	(2.0)	4.0	—	—	4.0
DCA Investment Holding, LLC	5.8	(1.0)	4.8	—	—	4.8
DecoPac, Inc.	11.5	(1.6)	9.9	—	—	9.9
DFC Global Facility Borrower II LLC	115.0	(94.6)	20.4	—	—	20.4
DGH Borrower LLC	13.7	—	13.7	—	—	13.7
Display Holding Company, Inc., Saldon Holdings, Inc. and Fastsigns Holdings Inc.	4.6	—	4.6	—	—	4.6
Dorner Holding Corp.	3.3	—	3.3	—	—	3.3
Doxim Inc.	1.2	—	1.2	—	—	1.2
DRB Holdings, LLC	9.9	—	9.9	—	—	9.9
DTI Holdco, Inc.	8.8	(3.5)	5.3	—	—	5.3
Eckler Industries, Inc.	5.7	(4.4)	1.3	(1.3)	—	—
Emergency Communications Network, LLC	9.3	(5.4)	3.9	—	—	3.9
EN Engineering, L.L.C.	5.0	—	5.0	—	—	5.0
Episerver, Inc.	10.3	—	10.3	—	—	10.3
ExteNet Systems, Inc.	2.0	—	2.0	—	—	2.0

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: drawn commitments	Total undrawn commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted undrawn revolving and delayed draw commitments
Ferraro Fine Foods Corp.	9.8	(1.2)	8.6	—	—	8.6
Flinn Scientific, Inc.	10.0	(4.0)	6.0	—	—	6.0
Flow Control Solutions, Inc.	14.4	—	14.4	—	—	14.4
FM:Systems Group, LLC	1.5	—	1.5	—	—	1.5
Foundation Risk Partners, Corp.	70.3	—	70.3	—	—	70.3
Frontline Technologies Intermediate Holdings, LLC	6.5	—	6.5	—	—	6.5
FS Squared Holding Corp.	12.7	(0.4)	12.3	—	—	12.3
FWR Holding Corporation	3.3	(1.1)	2.2	—	—	2.2
Garden Fresh Restaurant Corp.	7.5	(4.0)	3.5	—	—	3.5
GB Auto Service, Inc.	20.4	—	20.4	—	—	20.4
Genesis Acquisition Co.	9.5	—	9.5	—	—	9.5
GraphPAD Software, LLC	1.1	—	1.1	—	—	1.1
GTCR-Ultra Holdings III, LLC and GTCR-Ultra Holdings LLC	2.0	—	2.0	—	—	2.0
HAI Acquisition Corporation	19.1	—	19.1	—	—	19.1
Halex Holdings, Inc.	2.0	(1.9)	0.1	—	—	0.1
Harvey Tool Company, LLC	27.8	(0.1)	27.7	—	—	27.7
Help/Systems Holdings, Inc.	5.0	—	5.0	—	—	5.0
Hometown Food Company	3.9	—	3.9	—	—	3.9
Hygiena Borrower LLC	12.4	—	12.4	—	—	12.4
IMIA Holdings, Inc.	11.7	(0.4)	11.3	—	—	11.3
Implementation Management Assistance, LLC	16.6	(10.7)	5.9	—	—	5.9
Infilaw Corporation	6.2	(6.2)	—	—	—	—
Infinite Electronics International, Inc.	3.0	—	3.0	—	—	3.0
Infogix, Inc.	5.3	(1.6)	3.7	—	—	3.7
IntraPac International LLC	21.8	(3.6)	18.2	—	—	18.2
Invoice Cloud, Inc.	18.3	—	18.3	—	—	18.3
iPipeline, Inc.	4.0	—	4.0	—	—	4.0
JDC Healthcare Management, LLC	5.8	(2.4)	3.4	—	—	3.4
Jim N Nicks Management LLC	9.7	(2.8)	6.9	—	—	6.9
Joyce Lane Financing SPV LLC	1.3	—	1.3	—	—	1.3
Kaufman, Hall & Associates, LLC	12.0	—	12.0	—	—	12.0
KBHS Acquisition, LLC (d/b/a Alita Care, LLC)	5.0	(4.9)	0.1	—	—	0.1
Key Surgical LLC	2.8	(0.1)	2.7	—	—	2.7
KHC Holdings, Inc.	6.9	(3.7)	3.2	—	—	3.2
Labstat International Inc.	7.2	—	7.2	—	—	7.2
LBP Intermediate Holdings LLC	0.9	(0.3)	0.6	—	—	0.6
Liaison Acquisition, LLC	3.9	(0.8)	3.1	—	—	3.1
Mac Lean-Fogg Company	7.8	—	7.8	—	—	7.8
Magento, Inc.	7.5	(0.2)	7.3	—	—	7.3
Masergy Holdings, Inc.	2.5	—	2.5	—	—	2.5
Mavis Tire Express Services Corp.	23.3	—	23.3	—	—	23.3
MB2 Dental Solutions, LLC	4.6	(1.6)	3.0	—	—	3.0
McKenzie Creative Brands, LLC	5.6	(1.6)	4.0	—	—	4.0
Ministry Brands, LLC	32.6	(2.2)	30.4	—	—	30.4
Movati Athletic (Group) Inc.	2.4	—	2.4	—	—	2.4
MSHC, Inc.	21.4	(1.6)	19.8	—	—	19.8
Murchison Oil and Gas, LLC	6.7	—	6.7	—	—	6.7
MW Dental Holding Corp.	12.8	(7.5)	5.3	—	—	5.3
National Intergovernmental Purchasing Alliance Company	9.0	—	9.0	—	—	9.0
Navisun LLC	15.5	—	15.5	—	—	15.5
NECCO Holdings, Inc.	25.0	(19.9)	5.1	(5.1)	—	—
NM GRC HOLDCO, LLC	0.7	—	0.7	—	—	0.7

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: drawn commitments	Total undrawn commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted undrawn revolving and delayed draw commitments
NMC Skincare Intermediate Holdings II, LLC	15.7	(1.6)	14.1	—	—	14.1
NMN Holdings III Corp	12.5	—	12.5	—	—	12.5
Nordco Inc.	12.5	—	12.5	—	—	12.5
NSM Sub Holdings Corp.	9.8	(0.5)	9.3	—	—	9.3
NueHealth Performance, LLC	7.0	—	7.0	—	—	7.0
OTG Management, LLC	16.0	—	16.0	—	—	16.0
Park Place Technologies, LLC	5.4	—	5.4	—	—	5.4
Pathway Vet Alliance LLC	49.5	(0.5)	49.0	—	—	49.0
PDI TA Holdings, Inc.	16.8	(5.8)	11.0	—	—	11.0
Pegasus Global Enterprise Holdings, LLC	19.0	—	19.0	—	—	19.0
Perforce Software, Inc.	1.4	(0.1)	1.3	—	—	1.3
Phylogeny, LLC and Conversant Biologics, LLC (fka WSHP FC Acquisition LLC)	11.7	(0.8)	10.9	—	—	10.9
PIH Corporation	3.3	(1.0)	2.3	—	—	2.3
Premise Health Holding Corp.	40.0	—	40.0	—	—	40.0
Pyramid Management Advisors, LLC	5.5	(2.7)	2.8	—	—	2.8
QC Supply, LLC	12.5	(10.0)	2.5	—	—	2.5
Radius Aerospace, Inc.	1.8	(0.3)	1.5	—	—	1.5
Raptor Technologies, LLC	4.7	—	4.7	—	—	4.7
RecoveryDirect Acquisition, L.L.C.	8.0	—	8.0	—	—	8.0
Retriever Medical/Dental Payments LLC	3.5	—	3.5	—	—	3.5
Rialto Management Group, LLC	5.5	(0.2)	5.3	—	—	5.3
RMP Group, Inc.	1.8	—	1.8	—	—	1.8
Salter Labs	1.7	(0.6)	1.1	—	—	1.1
Sanders Industries Holdings, Inc.	10.0	—	10.0	—	—	10.0
SCM Insurance Services Inc.	9.0	(3.8)	5.2	—	—	5.2
SCSG EA Acquisition Company, Inc.	4.0	(0.2)	3.8	—	—	3.8
SecurAmerica, LLC	16.9	—	16.9	—	—	16.9
Securelink, Inc	3.0	—	3.0	—	—	3.0
Severin Acquisition, LLC	9.0	(3.0)	6.0	—	—	6.0
SFE Intermediate HoldCo LLC	10.2	—	10.2	—	—	10.2
Shift PPC LLC	4.4	—	4.4	—	—	4.4
Shock Doctor, Inc. and Shock Doctor Holdings, LLC	2.5	(1.6)	0.9	—	—	0.9
Sigma Electric Manufacturing Corporation	10.0	(2.6)	7.4	—	—	7.4
Singer Sewing Company	90.0	(81.7)	8.3	—	—	8.3
SiroMed Physician Services, Inc.	7.1	—	7.1	—	—	7.1
Siteworx, LLC	1.5	(1.5)	—	—	—	—
SM Wellness Holdings, Inc.	9.1	—	9.1	—	—	9.1
Soil Safe, Inc.	10.5	(3.6)	6.9	—	—	6.9
Sonny's Enterprises, LLC	3.6	(1.1)	2.5	—	—	2.5
SOS Security Holdings LLC	8.7	—	8.7	—	—	8.7
Sovos Brands Intermediate, Inc.	4.3	—	4.3	—	—	4.3
SpareFoot, LLC	1.4	(0.3)	1.1	—	—	1.1
Sparta Systems, Inc.	6.5	—	6.5	—	—	6.5
Spectra Finance, LLC	26.5	(3.9)	22.6	—	—	22.6
St. Croix Acquisition Corp.	2.0	—	2.0	—	—	2.0
Storm UK Holdco Limited and Storm US Holdco Inc.	1.1	—	1.1	—	—	1.1
Sunshine Sub, LLC	5.8	—	5.8	—	—	5.8
Symmetry Surgical Inc.	3.1	—	3.1	—	—	3.1
Synergy HomeCare Franchising, LLC	4.2	—	4.2	—	—	4.2
Taymax Group Holdings, LLC	1.9	(0.4)	1.5	—	—	1.5
TDG Group Holding Company	24.5	(0.1)	24.4	—	—	24.4
Teasdale Foods, Inc.	0.8	(0.2)	0.6	—	—	0.6
Telestream Holdings Corporation	2.3	(1.3)	1.0	—	—	1.0

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: drawn commitments	Total undrawn commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted undrawn revolving and delayed draw commitments
Teligent, Inc.	22.8	—	22.8	—	—	22.8
The Ultimate Software Group, Inc.	10.0	—	10.0	—	—	10.0
The Ultimus Group Midco, LLC	6.9	—	6.9	—	—	6.9
Tidi Products, LLC	2.3	—	2.3	—	—	2.3
Touchstone Acquisition, Inc.	11.2	—	11.2	—	—	11.2
TPG VIII Elf Purchaser, LLC and Entertainment Partners Canada ULC	29.5	—	29.5	—	—	29.5
TU BidCo, Inc.	19.7	(0.1)	19.6	—	—	19.6
TWH Infrastructure Industries, Inc.	0.1	—	0.1	—	—	0.1
U.S. Acute Care Solutions, LLC	1.7	(1.1)	0.6	—	—	0.6
United Digestive MSO Parent, LLC	18.5	—	18.5	—	—	18.5
Urgent Cares of America Holdings I, LLC	10.1	(10.1)	—	—	—	—
Vela Trading Technologies LLC	3.5	—	3.5	—	—	3.5
Verscend Holding Corp.	22.5	—	22.5	—	—	22.5
VLS Recovery Services, LLC	19.9	(3.0)	16.9	—	—	16.9
VRC Companies, LLC	4.2	(0.9)	3.3	—	—	3.3
WatchFire Enterprises, Inc.	2.0	—	2.0	—	—	2.0
West Dermatology, LLC	18.6	(1.0)	17.6	—	—	17.6
WIRB - Copernicus Group, Inc.	3.0	—	3.0	—	—	3.0
Woodstream Group, Inc.	4.7	—	4.7	—	—	4.7
Worldwide Facilities LLC	1.3	(0.4)	0.9	—	—	0.9
XIFIN, Inc.	4.6	—	4.6	—	—	4.6
Zemax Software Holdings, LLC	4.1	—	4.1	—	—	4.1
Zywave, Inc.	11.5	(3.5)	8.0	—	—	8.0
	$1,999.1	$(410.7)	$1,588.4	$(6.4)	$—	$1,582.0

(20)	As of June 30, 2019, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

(in millions) Company	Total private equity commitments	Less: funded private equity commitments	Total unfunded private equity commitments	Less: private equity commitments substantially at the discretion of the Company	Total net adjusted unfunded private equity commitments
Partnership Capital Growth Investors III, L.P.	$5.0	$(4.7)	$0.3	$—	$0.3
PCG-Ares Sidecar Investment, L.P. and PCG-Ares Sidecar Investment II, L.P.	50.0	(12.4)	37.6	(37.6)	—
Piper Jaffray Merchant Banking Fund I, L.P.	2.0	(1.9)	0.1	—	0.1
European Capital UK SME Debt LP	57.2	(48.7)	8.5	(8.5)	—
	$114.2	$(67.7)	$46.5	$(46.1)	$0.4

(21)
As of June 30, 2019, the Company had commitments to co-invest in the SDLP for its portion of the SDLP’s commitment to fund delayed draw loans of up to $67.7. See Note 4 for more information on the SDLP.

(22)
Other than the investments noted by this footnote, the fair value of the Company’s investments is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 8 for more information regarding the fair value of the Company’s investments.

(23)
As of June 30, 2019, the net estimated unrealized loss for federal tax purposes was $0.6 billion based on a tax cost basis of $13.6 billion. As of June 30, 2019, the estimated aggregate gross unrealized loss for federal income tax purposes was $0.9 billion and the estimated aggregate gross unrealized gain for federal income tax purposes was $0.3 billion.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Healthcare Services
Absolute Dental Management LLC and ADM Equity, LLC	Dental services provider	First lien senior secured loan ($19.1 par due 1/2022)		1/5/2016	$19.1	$11.8	(2)(13)
		First lien senior secured loan ($5.1 par due 1/2022)		1/5/2016	5.1	3.1	(4)(13)
		Class A preferred units (4,000,000 units)		1/5/2016	4.0	—	(2)
		Class A common units (4,000,000 units)		1/5/2016	—	—	(2)
					28.2	14.9
Acessa Health Inc. (fka HALT Medical, Inc.)	Medical supply provider	Common stock (569,823 shares)		6/22/2017	0.1	—
ADCS Billings Intermediate Holdings, LLC (18)	Dermatology practice	First lien senior secured revolving loan ($1.3 par due 5/2022)	10.25% (Base Rate + 4.75%/Q)	5/18/2016	1.3	1.2	(2)(14)
ADG, LLC and RC IV GEDC Investor LLC (18)	Dental services provider	First lien senior secured revolving loan ($3.1 par due 9/2022)	7.27% (Libor + 4.75%/M)	9/28/2016	3.1	3.0	(2)(14)
		First lien senior secured revolving loan ($8.1 par due 9/2022)	9.25% (Base Rate + 3.75%/M)	9/28/2016	8.1	7.8	(2)(14)
		Second lien senior secured loan ($87.5 par due 3/2024)	11.88% (Libor + 9.00%/Q)	9/28/2016	87.5	77.0	(2)(14)
		Membership units (3,000,000 units)		9/28/2016	3.0	1.0	(2)
					101.7	88.8
Air Medical Group Holdings, Inc. and Air Medical Buyer Corp.	Emergency air medical services provider	Senior subordinated loan ($182.7 par due 3/2026)	10.38% (Libor + 7.88%/M)	3/14/2018	182.7	182.7	(2)(14)
		Warrant to purchase up to 115,733 units of common stock (expires 3/2028)		3/14/2018	0.9	1.6	(2)
					183.6	184.3
Alcami Corporation and ACM Holdings I, LLC (18)	Outsourced drug development services provider	First lien senior secured revolving loan ($1.8 par due 7/2023)	6.26% (Libor + 3.75%/M)	7/12/2018	1.8	1.8	(2)
		First lien senior secured revolving loan ($1.7 par due 7/2023)	6.21% (Libor + 3.75%/M)	7/12/2018	1.7	1.7	(2)
		First lien senior secured loan ($30.1 par due 7/2025)	6.71% (Libor + 4.25%/M)	7/12/2018	30.0	29.8	(3)
		Second lien senior secured loan ($77.5 par due 7/2026)	10.51% (Libor + 8.00%/M)	7/12/2018	76.8	76.0	(2)
		Common units (3,269,900 units)		7/12/2018	32.7	26.1	(2)
					143.0	135.4
Alteon Health, LLC	Provider of physician management services	First lien senior secured loan ($3.0 par due 9/2022)	9.02% (Libor + 6.50%/M)	5/15/2017	3.0	2.5	(2)(14)
American Academy Holdings, LLC (18)	Provider of education, training, certification, networking, and consulting services to medical coders and other healthcare professionals	First lien senior secured revolving loan ($0.9 par due 12/2022)	9.05% (Libor + 6.25%/Q)	12/15/2017	0.9	0.9	(2)
		First lien senior secured loan ($85.8 par due 12/2022)	9.05% (Libor + 6.25%/Q)	12/15/2017	85.8	85.8	(2)
		First lien senior secured loan ($92.4 par due 12/2022)	9.05% (Libor + 6.25%/Q)	12/15/2017	92.4	92.4	(3)
		Senior subordinated loan ($79.9 par due 6/2023)	16.33% (Libor + 8.00% Cash, 6.00% PIK/Q)	12/15/2017	79.9	79.9	(2)
					259.0	259.0
Bambino CI Inc. (18)	Manufacturer and provider of single-use obstetrics products	First lien senior secured revolving loan ($0.3 par due 12/2023)	7.93% (Libor + 5.50%/M)	10/17/2017	0.3	0.3	(2)(14)
		First lien senior secured loan ($2.5 par due 12/2024)	8.02% (Libor + 5.50%/M)	10/17/2017	2.5	2.5	(2)(14)
		First lien senior secured loan ($30.9 par due 12/2024)	8.02% (Libor + 5.50%/M)	10/17/2017	30.9	30.9	(3)(14)
					33.7	33.7

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Care Hospice, Inc (18)	Provider of hospice services	First lien senior secured revolving loan ($0.3 par due 4/2022)	7.22% (Libor + 4.75%/M)	2/8/2018	0.3	0.3	(2)(14)(17)
CCS-CMGC Holdings, Inc. (18)	Correctional facility healthcare operator	First lien senior secured revolving loan ($1.9 par due 10/2023)	8.02% (Libor + 5.50%/M)	10/1/2018	1.9	1.8	(2)(17)
		First lien senior secured loan ($35.0 par due 10/2025)	8.02% (Libor + 5.50%/M)	9/25/2018	34.7	34.8	(3)
					36.6	36.6
Center for Autism and Related Disorders, LLC (18)	Autism treatment and services provider specializing in applied behavior analysis therapy	First lien senior secured revolving loan	—	11/21/2018	—	—	(16)
Comprehensive EyeCare Partners, LLC (18)	Vision care practice management company	First lien senior secured revolving loan ($0.2 par due 2/2024)	9.00% (Base Rate + 3.50%/Q)	2/14/2018	0.2	0.2	(2)(14)
		First lien senior secured loan ($2.4 par due 2/2024)	7.30% (Libor + 4.50%/Q)	2/14/2018	2.4	2.4	(2)(14)
		First lien senior secured loan ($5.4 par due 2/2024)	7.30% (Libor + 4.50%/Q)	2/14/2018	5.4	5.4	(2)(14)
					8.0	8.0
CSHM LLC (7)	Dental services provider	Class A membership units (1,979 units)		1/3/2017	—	—
D4C Dental Brands HoldCo, Inc. and Bambino Group Holdings, LLC (18)	Dental services provider	First lien senior secured revolving loan ($3.3 par due 12/2022)	10.75% (Base Rate + 5.25%/Q)	12/21/2016	3.3	3.3	(2)(14)
		Class A preferred units (1,000,000 units)		12/21/2016	1.0	1.3	(2)
					4.3	4.6
Datix Bidco Limited (8)	Global healthcare software company that provides software solutions for patient safety and risk management	First lien senior secured loan ($5.8 par due 4/2025)	7.28% (Libor + 4.50%/S)	4/27/2018	5.7	5.8	(2)
DCA Investment Holding, LLC (18)	Multi-branded dental practice management	First lien senior secured revolving loan ($0.4 par due 7/2021)	9.75% (Base Rate + 4.25%/Q)	7/2/2015	0.4	0.4	(2)(14)(17)
		First lien senior secured loan ($18.5 par due 7/2021)	8.05% (Libor + 5.25%/Q)	7/2/2015	18.5	18.5	(4)(14)
					18.9	18.9
Emerus Holdings, Inc. (18)	Freestanding 24-hour emergency care micro-hospitals operator	First lien senior secured revolving loan ($3.0 par due 9/2020)	7.31% (Libor + 4.50%/Q)	3/14/2017	3.0	2.9	(2)(14)
		First lien senior secured loan ($3.2 par due 9/2021)	7.31% (Libor + 4.50%/Q)	3/14/2017	2.9	3.1	(2)(14)
					5.9	6.0
GHX Ultimate Parent Corporation, Commerce Parent, Inc. and Commerce Topco, LLC	On-demand supply chain automation solutions provider to the healthcare industry	Second lien senior secured loan ($34.5 par due 6/2025)	10.81% (Libor + 8.00%/Q)	6/30/2017	34.2	34.5	(2)(14)
		Series A preferred stock (110,425 shares)	13.55% PIK (Libor + 10.75%/Q)	6/30/2017	133.5	133.5	(2)(14)
		Class A units (14,013,303 units)		6/30/2017	14.0	16.9	(2)
					181.7	184.9
Greenphire, Inc. and RMCF III CIV XXIX, L.P	Software provider for clinical trial management	Limited partnership interest (99.90% interest)		12/19/2014	1.0	3.0	(2)
Hygiena Borrower LLC (18)	Adenosine triphosphate testing technology provider	First lien senior secured revolving loan	—	8/26/2016	—	—	(16)
		First lien senior secured loan ($9.5 par due 8/2022)	6.80% (Libor + 4.00%/Q)	6/29/2018	9.5	9.4	(2)(14)
		Second lien senior secured loan ($11.1 par due 8/2023)	10.55% (Libor + 7.75%/Q)	6/29/2018	11.1	11.0	(2)(14)
		Second lien senior secured loan ($0.6 par due 8/2023)	10.55% (Libor + 7.75%/Q)	6/29/2018	0.6	0.6	(2)(14)
		Second lien senior secured loan ($10.0 par due 8/2023)	10.55% (Libor + 7.75%/Q)	8/26/2016	10.0	9.9	(2)(14)
		Second lien senior secured loan ($10.7 par due 8/2023)	10.55% (Libor + 7.75%/Q)	2/27/2017	10.7	10.6	(2)(14)
					41.9	41.5

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
JDC Healthcare Management, LLC (18)	Dental services provider	First lien senior secured revolving loan ($0.8 par due 4/2022)	12.25% (Base Rate + 6.75%/Q)	4/10/2017	0.8	0.8	(2)(14)
		First lien senior secured loan ($4.1 par due 4/2023)	10.01% (Libor + 7.75%/A)	4/10/2017	4.1	4.1	(2)(14)
		First lien senior secured loan ($9.9 par due 4/2023)	10.27% (Libor + 7.75%/M)	4/10/2017	9.9	9.7	(2)(14)
		First lien senior secured loan ($19.7 par due 4/2023)	10.27% (Libor + 7.75%/M)	4/10/2017	19.7	19.3	(4)(14)
					34.5	33.9
KBHS Acquisition, LLC (d/b/a Alita Care, LLC) (18)	Provider of behavioral health services	First lien senior secured revolving loan ($0.2 par due 3/2022)	7.38% (Libor + 5.00%/M)	3/17/2017	0.2	0.2	(2)(14)
		First lien senior secured revolving loan ($0.3 par due 3/2022)	7.42% (Libor + 5.00%/M)	3/17/2017	0.3	0.3	(2)(14)
		First lien senior secured revolving loan ($0.8 par due 3/2022)	7.46% (Libor + 5.00%/M)	3/17/2017	0.8	0.8	(2)(14)
		First lien senior secured revolving loan ($0.6 par due 3/2022)	7.47% (Libor + 5.00%/M)	3/17/2017	0.6	0.6	(2)(14)
		First lien senior secured revolving loan ($0.3 par due 3/2022)	7.50% (Libor + 5.00%/M)	3/17/2017	0.3	0.3	(2)(14)
		First lien senior secured revolving loan ($0.3 par due 3/2022)	7.43% (Libor + 5.00%/M)	3/17/2017	0.3	0.3	(2)(14)
		First lien senior secured revolving loan ($2.1 par due 3/2022)	7.52% (Libor + 5.00%/M)	3/17/2017	2.1	2.0	(2)(14)
					4.6	4.5
Key Surgical LLC (18)	Provider of sterile processing, operating room and instrument care supplies for hospitals	First lien senior secured loan ($17.0 par due 6/2023)	5.75% (EURIBOR + 4.75%/Q)	6/1/2017	16.6	17.0	(2)(14)
		First lien senior secured loan ($9.3 par due 6/2023)	7.28% (Libor + 4.75%/Q)	10/31/2018	9.3	9.3	(2)(14)
					25.9	26.3
MB2 Dental Solutions, LLC (18)	Dental services provider	First lien senior secured revolving loan ($2.7 par due 9/2023)	9.25% (Base Rate + 3.75%/Q)	9/29/2017	2.7	2.7	(2)(14)
		First lien senior secured loan ($5.8 par due 9/2023)	7.57% (Libor + 4.75%/Q)	9/29/2017	5.8	5.8	(2)(14)
					8.5	8.5
MCH Holdings, Inc. and MC Acquisition Holdings I, LLC	Healthcare professional provider	First lien senior secured loan ($25.7 par due 1/2020)	7.96% (Libor + 5.50%/M)	7/26/2017	25.7	25.7	(2)(14)
		First lien senior secured loan ($26.2 par due 1/2020)	8.02% (Libor + 5.50%/M)	7/26/2017	26.2	26.2	(2)(14)
		First lien senior secured loan ($39.6 par due 1/2020)	7.96% (Libor + 5.50%/M)	7/26/2017	39.6	39.6	(3)(14)
		First lien senior secured loan ($40.5 par due 1/2020)	8.02% (Libor + 5.50%/M)	7/26/2017	40.5	40.5	(3)(14)
		First lien senior secured loan ($9.0 par due 1/2020)	7.96% (Libor + 5.50%/M)	7/26/2017	9.0	9.0	(4)(14)
		First lien senior secured loan ($9.2 par due 1/2020)	8.02% (Libor + 5.50%/M)	7/26/2017	9.2	9.2	(4)(14)
		Class A units (1,438,643 shares)		1/17/2014	1.5	1.2	(2)
					151.7	151.4
MW Dental Holding Corp. (18)	Dental services provider	First lien senior secured revolving loan ($7.0 par due 4/2021)	9.27% (Libor + 6.75%/Q)	4/12/2011	7.0	7.0	(2)(14)
		First lien senior secured loan ($16.9 par due 4/2021)	9.27% (Libor + 6.75%/Q)	3/19/2018	16.9	16.9	(2)(14)
		First lien senior secured loan ($104.5 par due 4/2021)	9.27% (Libor + 6.75%/Q)	4/12/2011	104.5	104.5	(3)(14)
		First lien senior secured loan ($19.1 par due 4/2021)	9.27% (Libor + 6.75%/Q)	4/12/2011	19.1	19.1	(4)(14)
					147.5	147.5

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
My Health Direct, Inc.	Healthcare scheduling exchange software solution provider	Warrant to purchase up to 4,548 shares of Series D preferred stock (expires 9/2024)		9/18/2014	—	—	(2)
New Trident Holdcorp, Inc. and Trident Holding Company, LLC	Outsourced mobile diagnostic healthcare service provider	Second lien senior secured loan ($24.9 par due 7/2022)		8/1/2013	19.4	5.0	(2)(13)
		Second lien senior secured loan ($78.4 par due 7/2020)		8/1/2013	67.8	—	(2)(13)
		Senior subordinated loan ($9.1 par due 7/2020)		11/29/2017	8.8	—	(2)(13)
					96.0	5.0
NMC Skincare Intermediate Holdings II, LLC (18)	Developer, manufacturer and marketer of skincare products	First lien senior secured loan ($24.9 par due 10/2024)	7.27% (Libor + 4.75%/M)	10/31/2018	24.9	24.6	(3)
NMN Holdings III Corp. and NMN Holdings LP (18)	Provider of complex rehab technology solutions for patients with mobility loss	Partnership units (30,000 units)		11/13/2018	3.0	2.9	(2)
NMSC Holdings, Inc. and ASP NAPA Holdings, LLC	Anesthesia management services provider	Second lien senior secured loan ($72.8 par due 10/2023)	12.59% (Libor + 10.00%/Q)	4/19/2016	72.8	71.3	(2)(14)
		Class A units (25,277 units)		4/19/2016	2.5	1.2	(2)
					75.3	72.5
Nodality, Inc.	Biotechnology company	First lien senior secured loan ($3.1 par due 8/2016)		11/12/2015	2.1	—	(2)(13)
		First lien senior secured loan ($14.7 par due 8/2016)		4/25/2014	9.7	—	(2)(13)
		Warrant to purchase up to 3,736,255 shares of common stock (expires 3/2026)		5/1/2016	—	—	(2)
					11.8	—
NSM Sub Holdings Corp. (18)	Provider of customized mobility, rehab and adaptive seating systems	First lien senior secured loan ($0.2 par due 10/2022)	6.66% (Libor + 4.25%/Q)	6/1/2018	0.2	0.2	(2)(14)
		First lien senior secured loan ($0.4 par due 10/2022)	6.73% (Libor + 4.25%/Q)	6/1/2018	0.4	0.4	(2)(14)
		First lien senior secured loan ($4.9 par due 10/2022)	7.05% (Libor + 4.25%/Q)	6/1/2018	4.9	4.9	(2)(14)
					5.5	5.5
nThrive, Inc. (fka Precyse Acquisition Corp.)	Provider of healthcare information management technology and services	Second lien senior secured loan ($10.0 par due 4/2023)	12.27% (Libor + 9.75%/M)	4/20/2016	9.8	9.8	(2)(14)
NueHealth Performance, LLC (18)	Developer, builder and manager of specialty surgical hospitals and ambulatory surgery centers	First lien senior secured loan ($1.5 par due 9/2023)	9.02% (Libor + 6.50%/M)	9/27/2018	1.5	1.5	(2)(14)
		First lien senior secured loan ($10.0 par due 9/2023)	9.02% (Libor + 6.50%/M)	9/27/2018	10.0	10.0	(2)(14)
					11.5	11.5
OmniSYS Acquisition Corporation, OmniSYS, LLC, and OSYS Holdings, LLC	Provider of technology-enabled solutions to pharmacies	Limited liability company membership interest (1.57%)		11/21/2013	1.0	0.8	(2)
Pathway Vet Alliance LLC (18)	Operator of freestanding veterinary hospitals	First lien senior secured loan ($264.5 par due 12/2024)	6.98% (Libor + 4.50%/M)	12/21/2018	261.8	261.8	(2)(14)
		Second lien senior secured loan ($175.1 par due 12/2025)	10.98% (Libor + 8.50%/Q)	12/21/2018	175.1	173.4	(2)(14)
		Preferred subscription units (1,507,384 units)		12/21/2018	4.9	4.9
					441.8	440.1
Patterson Medical Supply, Inc.	Distributor of rehabilitation supplies and equipment	Second lien senior secured loan ($78.0 par due 8/2023)	11.03% (Libor + 8.50%/Q)	9/2/2015	76.7	67.9	(2)(14)
PhyMED Management LLC	Provider of anesthesia services	Second lien senior secured loan ($47.2 par due 5/2021)	11.46% (Libor + 8.75%/Q)	12/18/2015	46.9	47.2	(2)(14)
Practice Insight, LLC (18)	Revenue cycle management provider to the emergency healthcare industry	First lien senior secured loan ($12.4 par due 8/2022)	7.52% (Libor + 5.00%/M)	8/23/2017	12.4	12.4	(4)
Premise Health Holding Corp. and OMERS Bluejay Investment Holdings LP (18)	Provider of employer-sponsored onsite health and wellness clinics and pharmacies	First lien senior secured revolving loan ($6.0 par due 7/2023)	6.09% (Libor + 3.50%/S)	7/10/2018	6.0	5.9	(2)
		First lien senior secured loan ($0.8 par due 7/2025)	6.55% (Libor + 3.75%/Q)	7/10/2018	0.8	0.8	(2)
		First lien senior secured loan ($20.0 par due 7/2025)	6.55% (Libor + 3.75%/Q)	7/10/2018	19.9	19.8	(4)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Second lien senior secured loan ($67.1 par due 7/2026)	10.30% (Libor + 7.50%/Q)	7/10/2018	66.5	66.1	(2)
		Class A units (9,775 units)		7/10/2018	9.8	9.8	(2)
					103.0	102.4
ProVation Medical, Inc.	Provider of documentation and coding software for GI physicians	First lien senior secured loan ($13.0 par due 3/2024)	9.42% (Libor + 7.00%/Q)	3/9/2018	12.8	13.0	(2)
RecoveryDirect Acquisition, L.L.C. (18)	Outpatient physical therapy provider	First lien senior secured loan ($6.9 par due 1/2024)	6.77% (Libor + 4.25%/M)	1/3/2018	6.9	6.9	(2)(14)
		First lien senior secured loan ($14.8 par due 1/2024)	6.77% (Libor + 4.25%/M)	1/3/2018	14.8	14.8	(2)(14)
		First lien senior secured loan ($19.8 par due 1/2024)	6.77% (Libor + 4.25%/M)	1/3/2018	19.8	19.8	(4)(14)
					41.5	41.5
Respicardia, Inc.	Developer of implantable therapies to improve cardiovascular health	Warrant to purchase up to 99,094 shares of Series C preferred stock (expires 6/2022)		6/28/2012	—	—	(2)
Salter Labs (18)	Developer, manufacturer and supplier of consumable products for medical device customers	First lien senior secured revolving loan ($0.6 par due 3/2020)	6.76% (Libor + 4.25%/Q)	2/8/2018	0.6	0.6	(2)(14)(17)
		First lien senior secured revolving loan ($0.4 par due 3/2020)	7.05% (Libor + 4.25%/Q)	2/8/2018	0.4	0.4	(2)(14)(17)
					1.0	1.0
SCSG EA Acquisition Company, Inc. (18)	Provider of outsourced clinical services to hospitals and health systems	First lien senior secured revolving loan	—	9/1/2017	—	—	(16)
SiroMed Physician Services, Inc. and SiroMed Equity Holdings, LLC (18)	Outsourced anesthesia provider	First lien senior secured loan ($17.4 par due 3/2024)	7.55% (Libor + 4.75%/Q)	3/26/2018	17.4	17.1	(3)(14)
		Common units (171,784 units)		3/26/2018	4.6	3.2	(2)
					22.0	20.3
SM Wellness Holdings, Inc. and SM Holdco, Inc. (18)	Breast cancer screening provider	First lien senior secured loan ($0.7 par due 8/2024)	8.02% (Libor + 5.50%/M)	8/1/2018	0.7	0.7	(2)
		First lien senior secured loan ($7.1 par due 8/2024)	8.02% (Libor + 5.50%/M)	8/1/2018	7.1	7.1	(2)
		Series A preferred stock (44,975 shares)	13.05% (Libor + 10.25%/Q)	8/1/2018	47.4	47.4	(2)
		Series A units (7,475 units)		8/1/2018	7.5	0.1	(2)
		Series B units (747,500 units)		8/1/2018	—	7.4	(2)
					62.7	62.7
Synergy HomeCare Franchising, LLC and NP/Synergy Holdings, LLC (18)	Franchisor of private-pay home care for the elderly	First lien senior secured loan ($16.0 par due 4/2024)	8.55% (Libor + 5.75%/Q)	4/2/2018	16.0	16.0	(2)(14)
		Common units (550 units)		4/2/2018	0.6	0.7
					16.6	16.7
Teligent, Inc. (18)	Pharmaceutical company that develops, manufactures and markets injectable pharmaceutical products	Second lien senior secured loan ($18.3 par due 6/2024)	13.25% (Base Rate + 7.75%/Q)	12/13/2018	18.3	18.1	(2)(14)
		Second lien senior secured loan ($45.5 par due 6/2024)	11.53% (Libor + 8.75%/Q)	12/13/2018	45.5	45.0	(2)(14)
					63.8	63.1
TerSera Therapeutics LLC	Acquirer and developer of specialty therapeutic pharmaceutical products	First lien senior secured loan ($2.2 par due 3/2024)	8.06% (Libor + 5.25%/Q)	7/12/2018	2.2	2.2	(2)(14)
		First lien senior secured loan ($2.2 par due 3/2024)	8.05% (Libor + 5.25%/Q)	7/12/2018	2.2	2.2	(2)(14)
		First lien senior secured loan ($2.1 par due 3/2023)	8.05% (Libor + 5.25%/Q)	9/27/2018	2.1	2.1	(2)(14)
		First lien senior secured loan ($5.2 par due 3/2023)	8.05% (Libor + 5.25%/Q)	5/3/2017	5.2	5.2	(4)(14)
					11.7	11.7
U.S. Anesthesia Partners, Inc.	Anesthesiology service provider	Second lien senior secured loan ($71.8 par due 6/2025)	9.77% (Libor + 7.25%/M)	6/16/2017	70.9	70.4	(2)(14)
United Digestive MSO Parent, LLC (18)	Gastroenterology physician group	First lien senior secured loan ($12.6 par due 12/2024)	7.02% (Libor + 4.50%/M)	12/14/2018	12.6	12.5	(2)(14)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Urgent Cares of America Holdings I, LLC and FastMed Holdings I, LLC (18)	Operator of urgent care clinics	Preferred units (7,696,613 units)		6/11/2015	7.7	5.4
		Series A common units (2,000,000 units)		6/11/2015	2.0	—
		Series C common units (5,288,427 units)		6/11/2015	—	—
					9.7	5.4
Urology Management Associates, LLC and JWC/UMA Holdings, L.P.	Urology private practice	First lien senior secured loan ($9.8 par due 8/2024)	7.52% (Libor + 5.00%/M)	8/31/2018	9.7	9.8	(2)(14)
		Limited partnership interests (3.64% interest)		8/31/2018	4.8	4.8	(2)
					14.5	14.6
Verscend Holding Corp. (18)	Healthcare analytics solutions provider	First lien senior secured loan ($99.8 par due 8/2025)	7.02% (Libor + 4.50%/M)	8/27/2018	99.0	97.8	(2)
VistaPharm, Inc. and Vertice Pharma UK Parent Limited	Manufacturer and distributor of generic pharmaceutical products	Preferred shares (40,662 shares)		12/21/2015	0.3	0.6	(8)
West Dermatology, LLC (18)	Dermatology practice platform	First lien senior secured revolving loan ($0.7 par due 4/2022)	7.93% (Libor + 5.50%/Q)	2/8/2018	0.7	0.7	(2)(14)
		First lien senior secured revolving loan ($0.6 par due 4/2022)	8.21% (Libor + 5.50%/Q)	2/8/2018	0.6	0.6	(2)(14)
		First lien senior secured revolving loan ($3.7 par due 4/2022)	8.31% (Libor + 5.50%/Q)	2/8/2018	3.7	3.7	(2)(14)
		First lien senior secured loan ($1.4 par due 4/2023)	7.90% (Libor + 5.50%/Q)	4/2/2018	1.4	1.4	(2)(14)
		First lien senior secured loan ($0.3 par due 4/2023)	7.91% (Libor + 5.50%/Q)	4/2/2018	0.3	0.3	(2)(14)
		First lien senior secured loan ($0.9 par due 4/2023)	7.94% (Libor + 5.50%/Q)	4/2/2018	0.9	0.9	(2)(14)
		First lien senior secured loan ($0.1 par due 4/2023)	8.11% (Libor + 5.50%/Q)	4/2/2018	0.1	0.1	(2)(14)
		First lien senior secured loan ($1.3 par due 4/2023)	8.21% (Libor + 5.50%/Q)	4/2/2018	1.3	1.3	(2)(14)
		First lien senior secured loan ($0.8 par due 4/2023)	8.26% (Libor + 5.50%/Q)	4/2/2018	0.8	0.8	(2)(14)
		First lien senior secured loan ($4.1 par due 4/2023)	8.31% (Libor + 5.50%/Q)	4/2/2018	4.1	4.1	(2)(14)
		First lien senior secured loan ($1.3 par due 4/2023)	8.21% (Libor + 5.50%/Q)	9/5/2018	1.3	1.3	(2)(14)
		First lien senior secured loan ($7.7 par due 4/2023)	8.31% (Libor + 5.50%/Q)	4/2/2018	7.7	7.7	(2)(14)
					22.9	22.9
WIRB - Copernicus Group, Inc. (18)	Provider of regulatory, ethical, and safety review services for clinical research involving human subjects	First lien senior secured revolving loan	—	2/8/2018	—	—	(16)
WSHP FC Acquisition LLC (18)	Provider of biospecimen products	First lien senior secured revolving loan ($2.5 par due 3/2024)	9.30% (Libor + 6.50%/Q)	3/30/2018	2.5	2.5	(2)(14)
		First lien senior secured revolving loan ($0.8 par due 3/2024)	9.32% (Libor + 6.50%/Q)	3/30/2018	0.8	0.8	(2)(14)
		First lien senior secured loan ($6.0 par due 3/2024)	9.32% (Libor + 6.50%/Q)	3/30/2018	6.0	6.0	(2)(14)
		First lien senior secured loan ($28.5 par due 3/2024)	9.30% (Libor + 6.50%/Q)	3/30/2018	28.5	28.5	(3)(14)
					37.8	37.8
					2,850.0	2,696.1		36.95%
Business Services
Accommodations Plus Technologies LLC and Accommodations Plus Technologies Holdings LLC (18)	Provider of outsourced crew accommodations and logistics management solutions to the airline industry	First lien senior secured loan ($12.5 par due 5/2024)	7.62% (Libor + 5.00%/S)	5/11/2018	12.5	12.5	(2)(14)
		Class A common units (236,358 units)		5/11/2018	4.5	6.4

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					17.0	18.9
Achilles Acquisition LLC (18)	Benefits broker and outsourced workflow automation platform provider for brokers	First lien senior secured loan ($16.7 par due 10/2025)	6.56% (Libor + 4.00%/M)	10/11/2018	16.7	16.7	(2)
		First lien senior secured loan ($21.4 par due 10/2025)	6.56% (Libor + 4.00%/M)	10/11/2018	21.4	21.3	(2)
					38.1	38.0
Blue Campaigns Intermediate Holding Corp. and Elevate Parent, Inc. (dba EveryAction) (18)	Provider of fundraising and organizing efforts and digital services to non-profits and political campaigns	First lien senior secured loan ($27.5 par due 8/2023)	9.40% (Libor + 6.75%/Q)	8/20/2018	27.5	27.4	(2)(14)
		Series A preferred stock (150,000 shares)		9/26/2018	1.5	1.5
					29.0	28.9
CallMiner, Inc.	Provider of cloud-based conversational analytics solutions	Warrant to purchase up to 2,350,636 shares of Series 1 preferred stock (expires 7/2024)		7/23/2014	—	—	(2)
Chesapeake Research Review, LLC and Schulman Associates Institutional Review Board, Inc. (18)	Provider of central institutional review boards over clinical trials	First lien senior secured loan ($15.8 par due 11/2023)	8.55% (Libor + 5.75%/Q)	11/7/2017	15.8	15.8	(2)(14)
CMW Parent LLC (fka Black Arrow, Inc.)	Multiplatform media firm	Series A units (32 units)		9/11/2015	—	—	(2)
Command Alkon Incorporated (18)	Software solutions provider to the ready-mix concrete industry	First lien senior secured revolving loan ($2.9 par due 9/2022)	9.50% (Base Rate + 4.00%/M)	9/1/2017	2.9	2.9	(2)(14)(17)
		First lien senior secured loan ($20.4 par due 9/2023)	7.35% (Libor + 5.00%/M)	9/1/2017	20.4	20.2	(2)(14)
		Second lien senior secured loan ($33.8 par due 3/2024)	11.35% (Libor + 9.00%/M)	9/1/2017	33.8	33.1	(2)(14)
					57.1	56.2
Compusearch Software Systems, Inc.	Provider of enterprise software and services for organizations in the public sector	Second lien senior secured loan ($51.0 par due 11/2021)	11.36% (Libor + 8.75%/Q)	1/3/2017	51.0	51.0	(3)(14)
Compuware Parent, LLC	Web and mobile cloud performance testing and monitoring services provider	Class A-1 common stock (4,132 units)		12/15/2014	2.3	2.6	(2)
		Class B-1 common stock (4,132 units)		12/15/2014	0.5	0.5	(2)
		Class C-1 common stock (4,132 units)		12/15/2014	0.3	0.3	(2)
		Class A-2 common stock (4,132 units)		12/15/2014	—	—	(2)
		Class B-2 common stock (4,132 units)		12/15/2014	—	—	(2)
		Class C-2 common stock (4,132 units)		12/15/2014	—	—	(2)
					3.1	3.4
Directworks, Inc. and Co-Exprise Holdings, Inc.	Provider of cloud-based software solutions for direct materials sourcing and supplier management for manufacturers	First lien senior secured loan ($1.8 par due 4/2018)		12/19/2014	1.3	0.2	(2)(13)
		Warrant to purchase up to 1,875,000 shares of Series 1 preferred stock (expires 12/2024)		12/19/2014	—	—	(2)
					1.3	0.2
Doxim Inc. (8)(18)	Enterprise content management provider	First lien senior secured loan ($3.6 par due 2/2024)	8.79% (Libor + 6.00%/Q)	2/28/2018	3.6	3.6	(2)(11)(14)
		First lien senior secured loan ($10.2 par due 2/2024)	8.80% (Libor + 6.00%/Q)	2/28/2018	10.0	10.2	(2)(11)(14)
					13.6	13.8
DRB Holdings, LLC (18)	Provider of integrated technology solutions to car wash operators	First lien senior secured revolving loan ($3.3 par due 10/2023)	8.78% (Libor + 6.00%/Q)	10/6/2017	3.3	3.3	(2)(14)
		First lien senior secured loan ($23.7 par due 10/2023)	8.80% (Libor + 6.00%/Q)	10/6/2017	23.7	23.7	(3)(14)
					27.0	27.0

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
DTI Holdco, Inc. and OPE DTI Holdings, Inc. (18)	Provider of legal process outsourcing and managed services	First lien senior secured revolving loan ($0.9 par due 9/2021)	6.93% (Libor + 4.50%/M)	9/23/2016	0.9	0.9	(2)
		First lien senior secured revolving loan ($1.3 par due 9/2021)	6.97% (Libor + 4.50%/M)	9/23/2016	1.3	1.3	(2)
		Class A common stock (7,500 shares)		8/19/2014	7.5	7.4	(2)
		Class B common stock (7,500 shares)		8/19/2014	—	—	(2)
					9.7	9.6
Emergency Communications Network, LLC (18)	Provider of mission critical emergency mass notification solutions	First lien senior secured loan ($25.1 par due 6/2023)	8.77% (Libor + 6.25%/M)	6/1/2017	25.0	24.4	(2)(14)
		First lien senior secured loan ($19.7 par due 6/2023)	8.77% (Libor + 6.25%/M)	6/1/2017	19.6	19.2	(4)(14)
					44.6	43.6
EN Engineering, L.L.C. (18)	National utility services firm providing engineering and consulting services to natural gas, electric power and other energy and industrial end markets	First lien senior secured loan ($0.3 par due 6/2021)	7.02% (Libor + 4.50%/M)	6/30/2015	0.3	0.3	(2)(14)
		First lien senior secured loan ($6.8 par due 6/2021)	7.02% (Libor + 4.50%/M)	6/30/2015	6.8	6.8	(2)(14)
					7.1	7.1
Entertainment Partners, LLC and Entertainment Partners Canada Inc. (18)	Provider of entertainment workforce and production management solutions	First lien senior secured loan ($1.4 par due 5/2022)	7.77% (CIBOR + 5.50%/M)	5/8/2017	1.4	1.4	(2)(8)(14)
		First lien senior secured loan ($2.6 par due 5/2022)	7.71% (Libor + 5.50%/M)	5/8/2017	2.6	2.6	(2)(8)(14)
		First lien senior secured loan ($2.6 par due 5/2022)	7.85% (Libor + 5.50%/M)	5/8/2017	2.6	2.6	(2)(8)(14)
		First lien senior secured loan ($0.3 par due 5/2023)	8.34% (Libor + 5.75%/Q)	5/8/2017	0.3	0.3	(2)(14)
		First lien senior secured loan ($26.4 par due 5/2023)	8.34% (Libor + 5.75%/Q)	5/8/2017	26.4	26.4	(3)(14)
		First lien senior secured loan ($0.3 par due 5/2023)	8.55% (Libor + 5.75%/Q)	5/8/2017	0.3	0.3	(2)(14)
		First lien senior secured loan ($22.0 par due 5/2023)	8.55% (Libor + 5.75%/Q)	5/8/2017	22.0	22.0	(3)(14)
		First lien senior secured loan ($0.3 par due 5/2023)	8.59% (Libor + 5.75%/Q)	5/8/2017	0.3	0.3	(2)(14)
		First lien senior secured loan ($26.4 par due 5/2023)	8.59% (Libor + 5.75%/Q)	5/8/2017	26.4	26.4	(3)(14)
					82.3	82.3
Episerver Inc. and Goldcup 17308 AB (8)(18)	Provider of web content management and digital commerce solutions	First lien senior secured loan ($27.7 par due 10/2024)	8.27% (Libor + 5.75%/M)	10/9/2018	27.7	27.4	(2)(14)
First Insight, Inc.	Software company providing merchandising and pricing solutions to companies worldwide	Warrant to purchase up to 122,827 units of Series C preferred stock (expires 3/2024)		3/20/2014	—	—	(2)
Foundation Risk Partners, Corp. (18)	Full service independent insurance agency	First lien senior secured loan ($7.8 par due 11/2023)	7.10% (Libor + 4.75%/M)	11/10/2017	7.8	7.8	(2)(14)
		First lien senior secured loan ($1.0 par due 11/2023)	7.17% (Libor + 4.75%/Q)	8/9/2018	1.0	1.0	(2)(14)
		First lien senior secured loan ($3.4 par due 11/2023)	7.34% (Libor + 4.75%/Q)	8/9/2018	3.4	3.4	(2)(14)
		First lien senior secured loan ($5.2 par due 11/2023)	7.21% (Libor + 4.75%/Q)	8/9/2018	5.2	5.2	(2)(14)
		First lien senior secured loan ($22.3 par due 11/2023)	7.10% (Libor + 4.75%/M)	11/10/2017	22.3	22.3	(3)(14)
		Second lien senior secured loan ($3.0 par due 11/2024)	10.92% (Libor + 8.50%/Q)	8/9/2018	3.0	3.0	(2)(14)
		Second lien senior secured loan ($12.4 par due 11/2024)	11.09% (Libor + 8.50%/Q)	8/9/2018	12.4	12.4	(2)(14)
		Second lien senior secured loan ($19.1 par due 11/2024)	10.96% (Libor + 8.50%/Q)	8/9/2018	19.1	19.1	(2)(14)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Second lien senior secured loan ($27.5 par due 11/2024)	10.85% (Libor + 8.50%/M)	11/10/2017	27.5	27.5	(2)(14)
					101.7	101.7
Genesis Acquisition Co. and Genesis Holding Co. (18)	Child care management software and services provider	First lien senior secured loan ($5.5 par due 7/2024)	6.52% (Libor + 4.00%/M)	7/31/2018	5.5	5.4	(2)
		Second lien senior secured loan ($25.8 par due 7/2025)	10.02% (Libor + 7.50%/M)	7/31/2018	25.8	25.4	(2)
		Class A common stock (8 shares)		7/31/2018	0.8	0.8	(2)
					32.1	31.6
GTCR-Ultra Holdings III, LLC and GTCR-Ultra Holdings LLC (18)	Provider of payment processing and merchant acquiring solutions	First lien senior secured loan ($6.5 par due 8/2024)	7.77% (Libor + 5.25%/M)	12/31/2018	6.5	6.5	(2)(14)
		Class A-2 units (911 units)		8/1/2017	0.9	1.3	(2)
		Class B units (2,878,372 units)		8/1/2017	—	—	(2)
					7.4	7.8
HAI Acquisition Corporation and Aloha Topco, LLC (18)	Professional employer organization offering human resources, compliance and risk management services	First lien senior secured loan ($66.2 par due 11/2024)	8.59% (Libor + 6.00%/Q)	11/1/2017	66.2	65.6	(3)(14)
		Class A units (16,980 units)		11/1/2017	1.7	1.8	(2)
					67.9	67.4
Help/Systems Holdings, Inc. (18)	Provider of IT operations management and cybersecurity software	First lien senior secured revolving loan ($1.0 par due 3/2023)	6.27% (Libor + 3.75%/M)	3/29/2018	1.0	1.0	(2)
IfByPhone Inc.	Voice-based marketing automation software provider	Warrant to purchase up to 124,300 shares of Series C preferred stock (expires 10/2022)		10/15/2012	0.1	0.1	(2)
Implementation Management Assistance, LLC (18)	Revenue cycle consulting firm to the healthcare industry	First lien senior secured revolving loan ($5.5 par due 12/2023)	9.00% (Base Rate + 3.50%/Q)	12/13/2017	5.5	5.5	(2)(14)
		First lien senior secured loan ($17.0 par due 12/2023)	7.30% (Libor + 4.50%/Q)	12/13/2017	17.0	16.8	(2)(14)
					22.5	22.3
Infinite Electronics, Inc. (18)	Manufacturer and distributor of radio frequency and microwave electronic components	First lien senior secured revolving loan	—	7/2/2018	—	—	(16)
		First lien senior secured loan ($10.3 par due 7/2025)	6.52% (Libor + 4.00%/M)	7/2/2018	10.3	10.2	(2)
					10.3	10.2
Infogix, Inc. and Infogix Parent Corporation (18)	Enterprise data analytics and integrity software solutions provider	Series A preferred stock (2,475 shares)		1/3/2017	2.5	2.5
		Common stock (1,297,768 shares)		1/3/2017	—	—
					2.5	2.5
Inmar, Inc.	Technology-driven solutions provider for retailers, wholesalers and manufacturers	Second lien senior secured loan ($28.3 par due 5/2025)	10.52% (Libor + 8.00%/M)	4/25/2017	27.9	28.3	(2)(14)
InterVision Systems, LLC and InterVision Holdings, LLC	Provider of cloud based IT solutions, infrastructure and services	First lien senior secured loan ($16.4 par due 5/2022)	10.55% (Libor + 8.08%/M)	5/31/2017	16.4	15.9	(2)(14)
		First lien senior secured loan ($24.7 par due 5/2022)	10.24% (Libor + 7.72%/M)	5/31/2017	24.7	24.0	(2)(14)
		First lien senior secured loan ($10.0 par due 5/2022)	10.24% (Libor + 7.72%/M)	5/31/2017	10.0	9.7	(4)(14)
		Class A membership units (1,000 units)		5/31/2017	1.0	0.6
					52.1	50.2
iParadigms Holdings, LLC	Anti-plagiarism software provider to the education market	Second lien senior secured loan ($32.5 par due 7/2022)	10.05% (Libor + 7.25%/Q)	1/3/2017	32.0	32.5	(2)(14)
iPipeline, Inc., Internet Pipeline, Inc., iPipeline Limited and iPipeline Holdings, Inc. (18)	Provider of SaaS-based software solutions to the insurance and financial services industry	First lien senior secured loan ($11.2 par due 8/2022)	7.28% (Libor + 4.75%/M)	12/18/2017	11.8	11.2	(2)(8)(14)
		First lien senior secured loan ($7.4 par due 8/2022)	7.28% (Libor + 4.75%/M)	6/15/2017	7.4	7.4	(2)(14)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($9.0 par due 8/2022)	7.28% (Libor + 4.75%/M)	9/15/2017	9.0	9.0	(2)(14)
		First lien senior secured loan ($16.2 par due 8/2022)	7.28% (Libor + 4.75%/M)	8/4/2015	16.2	16.2	(3)(14)
		First lien senior secured loan ($14.5 par due 8/2022)	7.28% (Libor + 4.75%/M)	8/4/2015	14.5	14.5	(4)(14)
		Preferred stock (1,100 shares)		8/4/2015	1.1	4.3	(2)
		Common stock (668,781 shares)		8/4/2015	—	—	(2)
					60.0	62.6
IQMS	Provider of enterprise resource planning and manufacturing execution software for small and midsized manufacturers	First lien senior secured loan ($22.5 par due 3/2022)	12.75% (Base Rate + 7.25%/Q)	3/28/2017	22.5	22.5	(3)(14)
		First lien senior secured loan ($14.9 par due 3/2022)	12.75% (Base Rate + 7.25%/Q)	3/28/2017	14.9	14.9	(4)(14)
					37.4	37.4
IRI Holdings, Inc., IRI Group Holdings, Inc. and IRI Parent, L.P.	Market research company focused on the consumer packaged goods industry	First lien senior secured loan ($79.0 par due 11/2025)	7.02% (Libor + 4.50%/M)	11/30/2018	78.2	77.4	(2)
		Second lien senior secured loan ($86.8 par due 11/2026)	10.52% (Libor + 8.00%/M)	11/30/2018	85.3	85.1	(2)
		Series A-1 preferred shares (46,900 shares)	13.39% PIK (Libor + 10.50%/S)	11/30/2018	46.2	46.9	(2)(14)
		Class A-1 common units (90,500 units)		11/30/2018	9.1	9.1	(2)
					218.8	218.5
Kaufman, Hall & Associates, LLC (18)	Provider of specialty advisory services and software solutions to the healthcare market	First lien senior secured loan ($25.0 par due 5/2025)	7.64% (Libor + 5.25%/M)	11/9/2018	25.0	24.8	(2)(14)
Labstat International Inc. (8)(18)	Lab testing services for nicotine containing products	First lien senior secured loan ($5.0 par due 6/2024)	8.55% (CIBOR + 6.25%/Q)	10/19/2018	5.2	5.0	(2)
		First lien senior secured loan ($19.2 par due 6/2024)	8.55% (CIBOR + 6.25%/Q)	6/25/2018	19.8	19.2	(2)
					25.0	24.2
LLSC Holdings Corporation (dba Lawrence Merchandising Services) (7)	Marketing services provider	Series A preferred stock (9,000 shares)		1/3/2017	1.8	0.4
		Common stock (1,000 shares)		1/3/2017	—	—
					1.8	0.4
Masergy Holdings, Inc. (18)	Provider of software-defined solutions for enterprise global networks, cyber security, and cloud communications	First lien senior secured revolving loan ($0.2 par due 12/2021)	6.02% (Libor + 3.50%/M)	2/8/2018	0.2	0.1	(2)(17)
Ministry Brands, LLC and MB Parent HoldCo, L.P. (dba Community Brands) (18)	Software and payment services provider to faith-based institutions	First lien senior secured loan ($4.9 par due 12/2022)	6.52% (Libor + 4.00%/M)	8/22/2017	4.9	4.9	(2)(14)
		First lien senior secured loan ($10.5 par due 12/2022)	6.52% (Libor + 4.00%/M)	4/6/2017	10.5	10.5	(2)(14)
		First lien senior secured loan ($14.5 par due 12/2022)	6.52% (Libor + 4.00%/M)	4/6/2017	14.4	14.5	(2)(14)
		Second lien senior secured loan ($16.6 par due 6/2023)	11.77% (Libor + 9.25%/M)	12/2/2016	16.6	16.6	(2)(14)
		Second lien senior secured loan ($17.9 par due 6/2023)	11.77% (Libor + 9.25%/M)	8/22/2017	17.9	17.9	(2)(14)
		Second lien senior secured loan ($4.7 par due 6/2023)	11.77% (Libor + 9.25%/M)	4/6/2017	4.7	4.7	(2)(14)
		Second lien senior secured loan ($7.0 par due 6/2023)	10.52% (Libor + 8.00%/M)	4/18/2018	7.0	7.0	(2)(14)
		Second lien senior secured loan ($9.2 par due 6/2023)	11.77% (Libor + 9.25%/M)	4/6/2017	9.2	9.2	(2)(14)
		Second lien senior secured loan ($38.6 par due 6/2023)	10.52% (Libor + 8.00%/M)	4/18/2018	38.6	38.6	(2)(14)
		Second lien senior secured loan ($75.0 par due 6/2023)	11.77% (Libor + 9.25%/M)	12/2/2016	74.5	75.0	(2)(14)

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Class A common shares (990 shares)		1/27/2017	1.0	1.1	(2)
		Class B common shares (168,329 shares)		1/27/2017	—	0.2	(2)
					63.7	64.7
Poplicus Incorporated	Business intelligence and market analytics platform for companies that sell to the public sector	Warrant to purchase up to 2,402,991 shares of Series C preferred stock (expires 6/2025)		6/25/2015	0.1	—	(2)
Production Resource Group, L.L.C.	Provider of rental equipment, labor, production management, scenery, and other products to various entertainment end-markets	First lien senior secured loan ($21.0 par due 8/2024)	9.65% (Libor + 7.00%/Q)	8/21/2018	21.0	20.6	(2)(14)
		First lien senior secured loan ($80.0 par due 8/2024)	9.65% (Libor + 7.00%/Q)	8/21/2018	80.0	78.4	(3)(14)
					101.0	99.0
Project Alpha Intermediate Holding, Inc. and Qlik Parent, Inc.	Provider of data visualization software for data analytics	Class A common shares (7,445 shares)		8/22/2016	7.4	9.6	(2)
		Class B common shares (1,841,609 shares)		8/22/2016	0.1	0.1	(2)
					7.5	9.7
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	0.3	0.2	(2)
SCM Insurance Services Inc. (8)(18)	Provider of claims management, claims investigation & support and risk management solutions for the Canadian property and casualty insurance industry	First lien senior secured revolving loan ($2.4 par due 8/2022)	7.95% (Base Rate + 4.00%/Q)	8/29/2017	2.5	2.4	(2)
		First lien senior secured loan ($19.5 par due 8/2024)	7.28% (CIBOR + 5.00%/M)	8/29/2017	21.3	18.9	(2)
		Second lien senior secured loan ($55.6 par due 3/2025)	11.28% (CIBOR + 9.00%/M)	8/29/2017	60.5	52.3	(2)
					84.3	73.6
SpareFoot, LLC (18)	PMS solutions and web services for the self-storage industry.	First lien senior secured revolving loan ($0.3 par due 4/2023)	6.77% (Libor + 4.25%/M)	4/13/2018	0.3	0.3	(2)(14)
		First lien senior secured loan ($1.2 par due 4/2024)	6.77% (Libor + 4.25%/M)	8/31/2018	1.1	1.2	(2)(14)
		First lien senior secured loan ($4.7 par due 4/2024)	6.77% (Libor + 4.25%/M)	4/13/2018	4.6	4.7	(2)(14)
		Second lien senior secured loan ($4.2 par due 4/2025)	10.77% (Libor + 8.25%/M)	8/31/2018	4.1	4.2	(2)(14)
		Second lien senior secured loan ($6.1 par due 4/2025)	10.77% (Libor + 8.25%/M)	4/13/2018	6.0	6.1	(2)(14)
					16.1	16.5
Sparta Systems, Inc., Project Silverback Holdings Corp. and Silverback Holdings, Inc. (18)	Quality management software provider	Second lien senior secured loan ($20.0 par due 8/2025)	10.76% (Libor + 8.25%/M)	8/21/2017	19.7	17.4	(2)(14)
		Series B preferred shares (10,084 shares)		8/21/2017	1.1	0.5
					20.8	17.9
Syntax USA Acquisition Corporation (8)(18)	Provider of cloud ERP hosting and consulting services for Oracle users	First lien senior secured revolving loan ($1.8 par due 4/2021)	6.67% (Libor + 4.25%/S)	2/8/2018	1.8	1.7	(2)
Telestream Holdings Corporation (18)	Provider of digital video tools and workflow solutions to the media and entertainment industries	First lien senior secured revolving loan ($0.5 par due 3/2022)	10.95% (Base Rate + 5.45%/Q)	2/8/2018	0.5	0.5	(2)(17)
TU BidCo, Inc. (18)	Provider of outsourced customer service management solutions and back-office support services to e-commerce, software and tech-enabled services industries	First lien senior secured loan ($18.1 par due 10/2023)	6.80% (Libor + 4.00%/Q)	10/1/2018	18.1	18.0	(3)(14)
UL Holding Co., LLC (6)	Provider of collection and landfill avoidance solutions for food waste and unsold food products	Senior subordinated loan ($3.2 par due 5/2020)	10.00% PIK	4/30/2012	1.1	3.2	(2)
		Senior subordinated loan ($0.4 par due 5/2020)		4/30/2012	0.2	0.4	(2)

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Common stock (458,596 shares)		1/3/2017	14.0	11.1
		Warrant to purchase up to 56,372 shares of common stock (expires 12/2023)		1/3/2017	—	—
					30.9	28.0
S Toys Holdings LLC (fka The Step2 Company, LLC) (7)	Toy manufacturer	Common units (1,116,879 units)		4/1/2011	—	0.4
		Class B common units (126,278,000 units)		10/30/2014	—	—	(2)
		Warrant to purchase up to 3,157,895 units		4/1/2010	—	—
					—	0.4
SHO Holding I Corporation	Manufacturer and distributor of slip resistant footwear	Second lien senior secured loan ($100.0 par due 4/2023)	11.03% (Libor + 8.50%/Q)	10/27/2015	98.5	91.0	(2)(14)
Shock Doctor, Inc. and Shock Doctor Holdings, LLC (6)	Developer, marketer and distributor of sports protection equipment and accessories	Second lien senior secured loan ($89.4 par due 10/2021)	13.49% (Libor + 11.00%/Q)	4/22/2015	89.4	79.6	(2)(14)
		Class A preferred units (50,000 units)		3/14/2014	5.0	1.0	(2)
		Class C preferred units (50,000 units)		4/22/2015	5.0	1.0	(2)
					99.4	81.6
Singer Sewing Company, SVP-Singer Holdings, LLC and SVP-Singer Holdings LP (7)(18)	Manufacturer of consumer sewing machines	First lien senior secured revolving loan ($72.6 par due 3/2023)	11.39% (Libor + 9.00%/Q)	7/26/2017	72.6	72.6	(2)(14)(17)
		First lien senior secured revolving loan ($4.0 par due 3/2023)	11.38% (Libor + 9.00%/Q)	7/26/2017	4.0	4.0	(2)(14)(17)
		First lien senior secured loan ($180.9 par due 3/2023)	5.00% (Libor + 2.61%/Q)	7/26/2017	174.6	159.1	(2)(14)
		Class A common units (6,500,000 units)		7/26/2017	—	—	(2)
					251.2	235.7
Touchstone Acquisition, Inc. and Touchstone Holding, L.P. (18)	Manufacturer of consumable products in the dental, medical, cosmetic and CPG/industrial end-markets	First lien senior secured loan ($53.7 par due 11/2025)	7.27% (Libor + 4.75%/M)	11/15/2018	53.7	53.2	(2)
		Class A preferred units (2,149 units)		11/15/2018	2.1	2.1	(2)
					55.8	55.3
Varsity Brands Holding Co., Inc. and BCPE Hercules Holdings, LP	Leading manufacturer and distributor of textiles, apparel & luxury goods	Second lien senior secured loan ($21.1 par due 12/2025)	10.77% (Libor + 8.25%/M)	7/30/2018	21.1	21.1	(2)(14)
		Second lien senior secured loan ($47.7 par due 12/2025)	10.77% (Libor + 8.25%/M)	12/15/2017	47.7	47.7	(2)(14)
		Second lien senior secured loan ($75.0 par due 12/2025)	10.77% (Libor + 8.25%/M)	12/15/2017	75.0	75.0	(3)(14)
		Class A units (1,400 units)		7/30/2018	1.4	1.5	(2)
					145.2	145.3
Woodstream Group, Inc. and Woodstream Corporation (18)	Pet products manufacturer	First lien senior secured loan ($1.5 par due 5/2022)	8.72% (Libor + 6.25%/Q)	6/21/2017	1.5	1.5	(2)(14)
		First lien senior secured loan ($0.9 par due 5/2022)	8.90% (Libor + 6.25%/Q)	6/21/2017	0.9	0.9	(2)(14)
		First lien senior secured loan ($1.5 par due 5/2022)	9.04% (Libor + 6.25%/Q)	6/21/2017	1.5	1.5	(2)(14)
		First lien senior secured loan ($3.1 par due 5/2022)	8.72% (Libor + 6.25%/Q)	6/21/2017	3.1	3.1	(4)(14)
		First lien senior secured loan ($1.8 par due 5/2022)	8.90% (Libor + 6.25%/Q)	6/21/2017	1.8	1.8	(4)(14)
		First lien senior secured loan ($3.1 par due 5/2022)	9.04% (Libor + 6.25%/Q)	6/21/2017	3.1	3.1	(4)(14)
					11.9	11.9
					1,123.7	1,029.8		14.11%
Financial Services

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Amynta Agency Borrower Inc. and Amynta Warranty Borrower Inc.	Insurance service provider	First lien senior secured loan ($27.2 par due 2/2025)	6.52% (Libor + 4.00%/M)	12/21/2018	27.2	26.9	(2)
Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($28.0 par due 8/2022)	12.10% (Libor + 9.75%/M)	5/10/2012	28.0	28.0	(2)(14)
DFC Global Facility Borrower II LLC (18)	Non-bank provider of alternative financial services	First lien senior secured revolving loan ($94.6 par due 9/2022)	13.10% (Libor + 10.75%/M)	9/27/2017	94.6	94.6	(2)(14)
Financial Asset Management Systems, Inc. and FAMS Holdings, Inc. (6)	Debt collection services provider	Common stock (180 shares)		1/11/2017	—	—	(2)
Gordian Group, LLC	Provider of products, services and software to organizations pursuing efficient and effective procurement and information solutions	Common stock (526 shares)		11/30/2012	—	—	(2)
Ivy Hill Asset Management, L.P. (7)(8)	Asset management services	Member interest (100.00% interest)		6/15/2009	444.0	517.9
Javlin Three LLC, Javlin Four LLC, and Javlin Five LLC (8)	Asset-backed financial services company	First lien senior secured loan ($16.0 par due 6/2017)		6/24/2014	14.7	10.1	(2)(13)
Joyce Lane Capital LLC and Joyce Lane Financing SPV LLC (fka Ciena Capital LLC) (7)(8)(18)	Specialty finance company	First lien senior secured revolving loan ($0.8 par due 12/2022)	6.81% (Libor + 4.00%/Q)	12/27/2018	0.8	0.8	(2)
		Equity interests		11/29/2010	12.7	3.1	(2)
					13.5	3.9
LS DE LLC and LM LSQ Investors LLC (8)	Asset based lender	Senior subordinated loan ($3.0 par due 6/2021)	10.50%	6/15/2017	3.0	3.0	(2)
		Senior subordinated loan ($37.0 par due 3/2024)	10.50%	6/25/2015	37.0	37.0	(2)
		Membership units (3,275,000 units)		6/25/2015	3.3	4.0
					43.3	44.0
NM GRC HOLDCO, LLC (18)	Regulatory compliance services provider to financial institutions	First lien senior secured loan ($19.3 par due 2/2024)	8.80% (Libor + 6.00%/Q)	2/9/2018	19.3	19.3	(2)(14)
		First lien senior secured loan ($60.6 par due 2/2024)	8.80% (Libor + 6.00%/Q)	2/9/2018	60.1	60.6	(2)(14)
					79.4	79.9
Payment Alliance International, Inc. (18)	Reseller of ATM process services through 3rd party processing networks	First lien senior secured revolving loan ($1.3 par due 9/2021)	8.49% (Libor + 6.05%/M)	2/8/2018	1.3	1.3	(2)(14)
		First lien senior secured revolving loan ($2.1 par due 9/2021)	10.30% (Base Rate + 5.05%/M)	2/8/2018	2.1	2.1	(2)(14)
					3.4	3.4
Rialto Management Group, LLC (8)(18)	Investment and asset management platform focused on real estate	First lien senior secured loan ($1.0 par due 12/2024)	7.02% (Libor + 4.50%/M)	11/30/2018	1.0	1.0	(2)
Vela Trading Technologies, LLC (18)	Provider of market data software and content to global financial services clients	First lien senior secured revolving loan ($0.5 par due 6/2022)	7.65% (Libor + 5.00%/Q)	2/8/2018	0.5	0.5	(2)(14)
		First lien senior secured loan ($4.9 par due 6/2022)	7.45% (Libor + 5.00%/Q)	4/17/2018	4.9	4.8	(2)(14)
					5.4	5.3
					754.5	815.0		11.16%
Investment Funds and Vehicles
ACAS Equity Holdings Corporation (7)(8)	Investment company	Common stock (589 shares)		1/3/2017	0.4	0.4
Ares IIIR/IVR CLO Ltd. (7)(8)	Investment vehicle	Subordinated notes ($20.0 par due 4/2021)		1/3/2017	—	0.1
Blue Wolf Capital Fund II, L.P. (6)(8)	Investment partnership	Limited partnership interest (8.50% interest)		1/3/2017	1.6	2.5	(21)
Carlyle Global Market Strategies CLO 2015-3 (8)	Investment vehicle	Subordinated notes ($24.6 par due 7/2028)	13.70%	1/3/2017	14.7	17.1
Centurion CDO 8 Limited (8)	Investment vehicle	Subordinated notes ($5.0 par due 3/2019)		1/3/2017	—	—
CoLTs 2005-1 Ltd. (7)(8)	Investment vehicle	Preferred shares (360 shares)		1/3/2017	—	—
CoLTs 2005-2 Ltd. (7)(8)	Investment vehicle	Preferred shares (34,170,000 shares)		1/3/2017	—	—

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
CREST Exeter Street Solar 2004-1 (8)	Investment vehicle	Preferred shares (3,500,000 shares)		1/3/2017	—	—
Eaton Vance CDO X plc (8)	Investment vehicle	Subordinated notes ($9.2 par due 2/2027)		1/3/2017	—	0.1
European Capital UK SME Debt LP (6)(8)(19)	Investment partnership	Limited partnership interest (45% interest)		1/3/2017	38.6	39.5
HCI Equity, LLC (7)(8)	Investment company	Member interest (100.00% interest)		4/1/2010	—	0.1	(21)
Herbert Park B.V. (8)	Investment vehicle	Subordinated notes ($6.1 par due 10/2026)		1/3/2017	0.9	—
Montgomery Lane, LLC and Montgomery Lane, Ltd. (7)(8)	Investment company	Common stock (100 shares)		1/3/2017	—	—
		Common stock (50,000 shares)		1/3/2017	—	—
					—	—
OHA Credit Partners XI (8)	Investment vehicle	Subordinated notes ($17.8 par due 1/2032)	13.50%	1/3/2017	13.5	13.6
Partnership Capital Growth Fund I, L.P. (6)(8)	Investment partnership	Limited partnership interest (25.00% interest)		6/16/2006	—	0.1	(2)(21)
Partnership Capital Growth Investors III, L.P. (8)(19)	Investment partnership	Limited partnership interest (2.50% interest)		10/5/2011	2.5	4.2	(2)(21)
PCG-Ares Sidecar Investment II, L.P. (6)(8)(19)	Investment partnership	Limited partnership interest (100.00% interest)		10/31/2014	6.7	17.4	(2)
PCG-Ares Sidecar Investment, L.P. (6)(8)(19)	Investment partnership	Limited partnership interest (100.00% interest)		5/22/2014	4.5	4.4	(2)
Piper Jaffray Merchant Banking Fund I, L.P. (8)(19)	Investment partnership	Limited partnership interest (2.00% interest)		8/16/2012	1.4	1.4	(21)
Senior Direct Lending Program, LLC (7)(8)(20)	Co-investment vehicle	Subordinated certificates ($651.7 par due 12/2036)	10.81% (Libor + 8.00%/Q)(15)	7/27/2016	651.7	651.7
		Member interest (87.50% interest)		7/27/2016	—	—
					651.7	651.7
Vitesse CLO, Ltd. (8)	Investment vehicle	Preferred shares (20,000,000 shares)		1/3/2017	—	—
Voya CLO 2014-4 Ltd. (8)	Investment vehicle	Subordinated notes ($26.7 par due 7/2031)	15.60%	1/3/2017	14.6	13.8
VSC Investors LLC (8)	Investment company	Membership interest (1.95% interest)		1/24/2008	0.3	1.1	(2)(21)
					751.4	767.5		10.51%
Manufacturing
Chariot Acquisition, LLC (18)	Aftermarket golf cart parts and accessories	First lien senior secured loan ($18.2 par due 9/2021)	9.30% (Libor + 6.50%/Q)	1/3/2017	18.1	18.0	(3)(14)
		First lien senior secured loan ($9.3 par due 9/2021)	9.30% (Libor + 6.50%/Q)	1/3/2017	9.2	9.2	(4)(14)
					27.3	27.2
Dorner Holding Corp. (18)	Manufacturer of precision unit conveyors	First lien senior secured revolving loan ($0.2 par due 3/2022)	10.25% (Base Rate + 4.75%/Q)	3/15/2017	0.2	0.2	(2)(14)
ECI Purchaser Company, LLC	Manufacturer of equipment to safely control pressurized gases	First lien senior secured loan ($21.8 par due 12/2019)	9.13% (Libor + 6.25%/Q)	7/26/2017	21.8	21.5	(2)(14)
		First lien senior secured loan ($88.7 par due 12/2019)	8.15% (Libor + 5.25%/Q)	7/26/2017	88.7	87.8	(2)(14)
		First lien senior secured loan ($74.8 par due 12/2019)	8.15% (Libor + 5.25%/Q)	7/26/2017	74.8	74.0	(3)(14)
		First lien senior secured loan ($0.3 par due 12/2019)	9.13% (Libor + 6.25%/Q)	7/26/2017	0.3	0.3	(2)(14)
		First lien senior secured loan ($0.2 par due 12/2019)	9.13% (Libor + 6.25%/Q)	7/26/2017	0.2	0.2	(3)(14)
					185.8	183.8
ETG Holdings, Inc. (7)	Industrial woven products	Common stock (3,000 shares)		1/3/2017	—	—
Harvey Tool Company, LLC (18)	Cutting tool provider to the metalworking industry	First lien senior secured revolving loan ($0.7 par due 10/2023)	7.01% (Libor + 4.50%/M)	10/12/2017	0.7	0.7	(2)(14)(17)
		First lien senior secured loan ($20.5 par due 10/2024)	7.55% (Libor + 4.75%/Q)	10/12/2017	20.5	20.5	(2)(14)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($19.8 par due 10/2024)	7.55% (Libor + 4.75%/Q)	10/12/2017	19.8	19.8	(4)(14)
		Second lien senior secured loan ($43.7 par due 10/2025)	10.93% (Libor + 8.50%/Q)	10/12/2017	43.7	43.7	(2)(14)
					84.7	84.7
Ioxus, Inc. (6)	Energy storage devices	First lien senior secured loan ($1.3 par due 12/2019)		4/29/2014	1.3	1.3	(2)
		First lien senior secured loan ($5.7 par due 12/2019)	7.00% Cash, 5.00% PIK	4/29/2014	5.6	5.7	(2)
		Series CC preferred stock (1,683,265 shares)		9/7/2017	0.7	—	(2)
		Warrant to purchase up to 75,968 shares of common stock (expires 1/2026)		1/28/2016	—	—	(2)
		Warrant to purchase up to 30,256 shares of Series BB preferred stock (expires 8/2026)		8/24/2016	—	—	(2)
		Warrant to purchase up to 8,416,326 shares of Series CC preferred stock (expires 1/2027)		1/27/2017	—	—	(2)
					7.6	7.0
KPS Global LLC and Cool Group LLC	Walk-in cooler and freezer systems	First lien senior secured loan ($1.6 par due 4/2022)	5.09% (Libor + 2.63%/M)	4/5/2017	1.6	1.6	(2)(14)
		First lien senior secured loan ($4.4 par due 4/2022)	9.65% (Libor + 7.19%/M)	11/16/2018	4.4	4.4	(2)(14)
		First lien senior secured loan ($10.5 par due 4/2022)	9.61% (Libor + 7.14%/M)	4/5/2017	10.5	10.5	(2)(14)
		First lien senior secured loan ($5.2 par due 4/2022)	9.61% (Libor + 7.14%/M)	4/5/2017	5.2	5.2	(4)(14)
		Class A units (13,292 units)		9/21/2018	1.1	1.4
					22.8	23.1
Mac Lean-Fogg Company and MacLean-Fogg Holdings, L.L.C. (18)	Manufacturer and supplier for the power utility and automotive markets worldwide	First lien senior secured loan ($206.0 par due 12/2025)	7.55% (Libor + 4.75%/Q)	12/21/2018	205.0	204.0	(2)
		Preferred units (70,183 units)	4.50% Cash, 9.25% PIK	10/9/2015	79.2	79.2
					284.2	283.2
Nordco Inc. (18)	Railroad maintenance-of-way machinery	First lien senior secured revolving loan ($1.3 par due 8/2020)	11.00% (Base Rate + 5.50%/M)	8/26/2015	1.3	1.2	(2)(14)(17)
Pelican Products, Inc.	Flashlights	Second lien senior secured loan ($27.3 par due 5/2026)	10.13% (Libor + 7.75%/M)	5/4/2018	27.1	27.1	(2)(14)
Sanders Industries Holdings, Inc. and SI Holdings, Inc. (18)	Elastomeric parts, mid-sized composite structures, and composite tooling	First lien senior secured loan ($50.2 par due 5/2020)	8.90% (Libor + 6.50%/Q)	7/21/2017	50.2	50.2	(2)(14)
		First lien senior secured loan ($13.1 par due 5/2020)	8.90% (Libor + 6.50%/Q)	7/21/2017	13.1	13.1	(4)(14)
		Common stock (1,500 shares)		5/30/2014	1.5	1.8	(2)
					64.8	65.1
Saw Mill PCG Partners LLC	Metal precision engineered components	Common units (1,000 units)		1/30/2007	1.0	—	(2)
Sonny's Enterprises, LLC (18)	Manufacturer and supplier of car wash equipment, parts and supplies to the conveyorized car wash market	First lien senior secured revolving loan ($0.2 par due 12/2022)	6.77% (Libor + 4.25%/M)	11/30/2017	0.2	0.2	(2)(14)
Sunk Rock Foundry Partners LP, Hatteras Electrical Manufacturing Holding Company and Sigma Electric Manufacturing Corporation (18)	Manufacturer of metal castings, precision machined components and sub-assemblies in the electrical products, power transmission and distribution and general industrial markets	First lien senior secured revolving loan ($2.4 par due 10/2022)	7.55% (Libor + 4.75%/Q)	10/31/2017	2.4	2.4	(2)(14)(17)
		First lien senior secured loan ($11.3 par due 10/2023)	7.55% (Libor + 4.75%/Q)	10/31/2017	11.3	11.3	(2)(14)
		First lien senior secured loan ($12.4 par due 10/2023)	7.55% (Libor + 4.75%/Q)	10/31/2017	12.4	12.4	(2)(14)
					26.1	26.1

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
TPTM Merger Corp. (18)	Time temperature indicator products	First lien senior secured loan ($13.3 par due 9/2020)	9.02% (Libor + 6.50%/Q)	12/11/2014	13.3	13.3	(3)(14)
		First lien senior secured loan ($9.9 par due 9/2020)	9.02% (Libor + 6.50%/Q)	12/11/2014	9.9	9.9	(4)(14)
					23.2	23.2
					756.3	752.1		10.31%
Other Services
1A Smart Start, LLC (18)	Provider of ignition interlock devices	First lien senior secured revolving loan	—	2/8/2018	—	—	(16)
AMCP Clean Intermediate, LLC (18)	Provider of janitorial and facilities management services	First lien senior secured revolving loan	—	10/1/2018	—	—	(16)
		First lien senior secured loan ($7.6 par due 10/2024)	8.30% (Libor + 5.50%/Q)	10/1/2018	7.6	7.5	(2)
					7.6	7.5
American Residential Services L.L.C.	Heating, ventilation and air conditioning services provider	Second lien senior secured loan ($67.0 par due 12/2022)	10.52% (Libor + 8.00%/M)	6/30/2014	66.8	66.3	(2)(14)
		Second lien senior secured loan ($3.8 par due 12/2022)	10.47% (Libor + 8.00%/M)	6/30/2014	3.7	3.7	(2)(14)
					70.5	70.0
Capstone Logistics Acquisition, Inc. (18)	Outsourced supply chain solutions provider to operators of distribution centers	First lien senior secured revolving loan ($0.2 par due 4/2021)	9.00% (Base Rate + 3.50%/Q)	2/8/2018	0.2	0.2	(2)(17)
Crown Health Care Laundry Services, LLC and Crown Laundry Holdings, LLC (6)(18)	Provider of outsourced healthcare linen management solutions	First lien senior secured revolving loan	—	3/13/2014	—	—	(16)
		First lien senior secured loan ($11.9 par due 12/2021)	9.27% (Libor + 6.75%/M)	4/6/2017	11.9	11.9	(2)(14)
		First lien senior secured loan ($12.0 par due 12/2021)	9.27% (Libor + 6.75%/M)	6/12/2018	12.0	12.0	(2)(14)
		First lien senior secured loan ($10.1 par due 12/2021)	9.27% (Libor + 6.75%/M)	3/13/2014	10.1	10.1	(3)(14)
		Class A preferred units (3,393,973 units)		3/13/2014	4.0	2.9	(2)
		Class B common units (377,108 units)		3/13/2014	0.4	2.2	(2)
					38.4	39.1
IMIA Holdings, Inc. (18)	Marine preservation maintenance company	First lien senior secured revolving loan	—	10/26/2018	—	—	(16)
		First lien senior secured loan ($2.8 par due 10/2024)	7.30% (Libor + 4.50%/Q)	10/26/2018	2.8	2.8	(2)(14)
		First lien senior secured loan ($18.0 par due 10/2024)	7.30% (Libor + 4.50%/Q)	10/26/2018	17.9	17.9	(3)(14)
					20.7	20.7
Magento, Inc. (18)	eCommerce platform provider for the retail industry	First lien senior secured revolving loan	—	2/8/2018	—	—	(16)
Massage Envy, LLC and ME Equity LLC (18)	Franchisor in the massage industry	First lien senior secured loan ($1.0 par due 12/2024)	9.40% (Libor + 6.75%/M)	1/24/2018	1.0	1.0	(2)(14)
		First lien senior secured loan ($0.5 par due 12/2024)	9.49% (Libor + 6.75%/M)	1/24/2018	0.5	0.5	(2)(14)
		First lien senior secured loan ($0.3 par due 12/2024)	9.52% (Libor + 6.75%/Q)	1/24/2018	0.3	0.3	(2)(14)
		First lien senior secured loan ($1.7 par due 12/2024)	9.53% (Libor + 6.75%/Q)	1/24/2018	1.7	1.7	(2)(14)
		First lien senior secured loan ($0.4 par due 12/2024)	9.46% (Libor + 6.75%/Q)	1/24/2018	0.4	0.4	(2)(14)
		First lien senior secured loan ($0.7 par due 12/2024)	9.44% (Libor + 6.75%/Q)	1/24/2018	0.7	0.7	(2)(14)
		First lien senior secured loan ($0.7 par due 12/2024)	9.55% (Libor + 6.75%/Q)	1/24/2018	0.7	0.7	(2)(14)
		First lien senior secured loan ($0.4 par due 7/2020)	9.53% (Libor + 6.75%/Q)	7/20/2018	0.4	0.4	(2)(14)
		First lien senior secured loan ($0.6 par due 9/2020)	9.49% (Libor + 6.75%/Q)	7/27/2017	0.6	0.6	(2)(14)
		First lien senior secured loan ($0.5 par due 9/2020)	9.49% (Libor + 6.75%/Q)	7/27/2017	0.5	0.5	(2)(14)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($0.3 par due 9/2020)	9.44% (Libor + 6.75%/Q)	7/27/2017	0.3	0.3	(2)(14)
		First lien senior secured loan ($0.3 par due 9/2020)	9.49% (Libor + 6.75%/Q)	4/12/2017	0.3	0.3	(2)(14)
		First lien senior secured loan ($0.1 par due 9/2020)	9.55% (Libor + 6.75%/Q)	4/12/2017	0.1	0.1	(2)(14)
		First lien senior secured loan ($1.0 par due 9/2020)	9.50% (Libor + 6.75%/Q)	4/12/2017	1.0	1.0	(2)(14)
		First lien senior secured loan ($38.1 par due 9/2020)	9.46% (Libor + 6.75%/Q)	9/27/2012	38.1	38.1	(3)(14)
		First lien senior secured loan ($18.5 par due 9/2020)	9.46% (Libor + 6.75%/Q)	9/27/2012	18.5	18.5	(4)(14)
		Common stock (3,000,000 shares)		9/27/2012	3.0	6.2	(2)
					68.1	71.3
Mckenzie Sports Products, LLC (18)	Designer, manufacturer and distributor of hunting-related supplies	First lien senior secured revolving loan ($2.2 par due 9/2020)	6.27% (Libor + 3.75%/M)	9/18/2014	2.2	2.2	(2)(14)
		First lien senior secured revolving loan ($0.7 par due 9/2020)	8.25% (Base Rate + 2.75%/M)	9/18/2014	0.7	0.7	(2)(14)
		First lien senior secured loan ($5.5 par due 9/2020)	8.27% (Libor + 5.75%/M)	9/18/2014	5.5	5.5	(3)(14)
		First lien senior secured loan ($84.5 par due 9/2020)	9.61% (Libor + 7.09%/M)	9/18/2014	84.5	84.5	(3)(10)(14)
					92.9	92.9
MSHC, Inc. (18)	Heating, ventilation and air conditioning services provider	First lien senior secured revolving loan ($1.6 par due 7/2022)	8.75% (Base Rate + 3.25%/Q)	7/31/2017	1.6	1.6	(2)
		First lien senior secured loan ($1.0 par due 7/2023)	6.89% (Libor + 4.25%/Q)	7/31/2017	1.0	1.0	(2)(14)
		Second lien senior secured loan ($7.9 par due 7/2024)	10.78% (Libor + 8.25%/Q)	6/27/2018	7.9	7.9	(2)(14)
		Second lien senior secured loan ($9.8 par due 7/2024)	10.96% (Libor + 8.25%/Q)	6/27/2018	9.8	9.8	(2)(14)
		Second lien senior secured loan ($4.8 par due 7/2024)	11.05% (Libor + 8.25%/Q)	7/31/2017	4.8	4.8	(2)(14)
		Second lien senior secured loan ($46.0 par due 7/2024)	11.05% (Libor + 8.25%/Q)	7/31/2017	46.0	46.0	(2)(14)
					71.1	71.1
Osmose Utilities Services, Inc. (18)	Provider of structural integrity management services to transmission and distribution infrastructure	First lien senior secured revolving loan ($1.5 par due 8/2020)	10.50% (Base Rate + 5.00%/Q)	1/3/2017	1.5	1.5	(2)(14)(17)
		Second lien senior secured loan ($51.4 par due 8/2023)	10.55% (Libor + 7.75%/Q)	9/3/2015	50.7	51.4	(2)(14)
		Second lien senior secured loan ($34.0 par due 8/2023)	10.55% (Libor + 7.75%/Q)	1/3/2017	33.5	34.0	(2)(14)
					85.7	86.9
SecurAmerica, LLC, ERMC LLC, ERMC Of America, LLC, SecurAmerica Corporation, ERMC Aviation LLC, American Security Programs, Inc., USI LLC and Argenbright Holdings IV, LLC (18)	Provider of outsourced manned security guard services, outsourced facilities management and outsourced aviation services	First lien senior secured loan ($26.1 par due 12/2023)	9.23% (Libor + 6.75%/M)	12/21/2018	26.1	25.8	(2)(14)
Siteworx Holdings, LLC & Siteworx LLC (18)	Provider of design, web content management, eCommerce solutions and system integration	First lien senior secured revolving loan ($1.5 par due 11/2019)	6.75% (Base Rate + 1.25%/Q)	2/16/2018	1.5	1.5	(12)
		First lien senior secured loan ($2.4 par due 11/2019)	8.31% (Libor + 5.50%/Q)	2/16/2018	2.4	2.4	(12)
					3.9	3.9
SocialFlow, Inc.	Social media optimization platform provider	Warrant to purchase up to 215,331 shares of Series C preferred stock (expires 1/2026)		1/13/2016	—	—	(2)
SoundCloud Limited (8)	Platform for receiving, sending, and distributing music	Common stock (73,422 shares)		8/15/2017	0.4	0.7	(2)
Spin HoldCo Inc.	Laundry service and equipment provider	Second lien senior secured loan ($154.2 par due 5/2023)	10.19% (Libor + 7.50%/Q)	5/14/2013	154.2	152.6	(2)(14)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
TDG Group Holding Company and TDG Co-Invest, LP (18)	Operator of multiple franchise concepts primarily related to home maintenance or repairs	First lien senior secured revolving loan ($0.0 par due 5/2024)	8.02% (Libor + 5.50%/M)	5/31/2018	—	—	(2)(17)
		First lien senior secured loan ($3.2 par due 5/2024)	8.30% (Libor + 5.50%/Q)	5/31/2018	3.2	3.2	(2)
		First lien senior secured loan ($9.3 par due 5/2024)	8.30% (Libor + 5.50%/Q)	5/31/2018	9.3	9.2	(3)
		Preferred units (2,871,000 units)		5/31/2018	2.9	2.9	(2)
		Common units (29,000 units)		5/31/2018	—	—	(2)
					15.4	15.3
Tyden Group Holding Corp. (8)	Producer and marketer of global cargo security, product identification and traceability products and utility meter products	Preferred stock (46,276 shares)		1/3/2017	0.4	0.4
		Common stock (5,521,203 shares)		1/3/2017	2.0	5.6
					2.4	6.0
VLS Recovery Services, LLC (18)	Provider of commercial and industrial waste processing and disposal services	First lien senior secured revolving loan ($0.5 par due 10/2023)	8.46% (Libor + 6.00%/M)	10/17/2017	0.5	0.5	(2)(14)(17)
		First lien senior secured revolving loan ($1.1 par due 10/2023)	8.47% (Libor + 6.00%/M)	10/17/2017	1.1	1.1	(2)(14)(17)
		First lien senior secured revolving loan ($1.1 par due 10/2023)	8.38% (Libor + 6.00%/M)	10/17/2017	1.1	1.1	(2)(14)(17)
		First lien senior secured revolving loan ($0.5 par due 10/2023)	8.40% (Libor + 6.00%/M)	10/17/2017	0.5	0.5	(2)(14)(17)
		First lien senior secured loan ($5.1 par due 10/2023)	8.47% (Libor + 6.00%/M)	10/17/2017	5.1	5.1	(2)(14)
		First lien senior secured loan ($6.8 par due 10/2023)	8.46% (Libor + 6.00%/M)	10/17/2017	6.8	6.8	(2)(14)
					15.1	15.1
WASH Multifamily Acquisition Inc. and Coinamatic Canada Inc.	Laundry service and equipment provider	Second lien senior secured loan ($3.7 par due 5/2023)	9.52% (Libor + 7.00%/M)	5/14/2015	3.7	3.6	(2)(14)
		Second lien senior secured loan ($21.3 par due 5/2023)	9.52% (Libor + 7.00%/M)	5/14/2015	21.0	20.6	(2)(14)
					24.7	24.2
					697.4	703.3		9.64%
Power Generation
Alphabet Energy, Inc.	Technology developer to convert waste-heat into electricity	First lien senior secured loan ($3.5 par due 8/2017)		12/16/2013	2.9	—	(2)(13)
		Series 1B preferred stock (12,976 shares)		6/21/2016	0.2	—	(2)
		Warrant to purchase up to 125,000 shares of Series 2 preferred stock (expires 12/2023)		6/30/2016	0.1	—	(2)
					3.2	—
Apex Clean Energy Holdings, LLC (18)	Developer, builder and owner of utility-scale wind and solar power facilities	First lien senior secured revolving loan	—	12/12/2018	—	—	(16)
		First lien senior secured loan ($95.4 par due 9/2022)	9.55% (Libor + 6.75%/Q)	9/24/2018	95.4	94.5	(2)(14)
					95.4	94.5
CPV Maryland Holding Company II, LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($51.4 par due 12/2020)	6.00% Cash, 5.00% PIK	8/8/2014	51.4	46.8	(2)
DGH Borrower LLC (18)	Developer, owner and operator of quick start, small-scale natural gas-fired power generation projects	First lien senior secured loan ($47.2 par due 6/2023)	9.30% (Libor + 6.50%/Q)	6/8/2018	47.2	47.2	(2)(14)
Green Energy Partners, Stonewall LLC and Panda Stonewall Intermediate Holdings II LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($24.7 par due 11/2021)	8.30% (Libor + 5.50%/Q)	11/13/2014	24.6	24.2	(2)(14)
		Senior subordinated loan ($21.2 par due 12/2021)	8.00% Cash, 5.25% PIK	11/13/2014	21.2	20.4	(2)

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($0.7 par due 8/2021)	9.78% (Libor + 7.00%/Q)	10/10/2018	0.7	0.7	(2)(14)
		First lien senior secured loan ($48.9 par due 8/2021)	9.40% (Libor + 7.00%/Q)	8/26/2016	48.9	48.9	(3)(14)
		First lien senior secured loan ($48.9 par due 8/2021)	9.54% (Libor + 7.00%/Q)	8/26/2016	48.9	48.9	(3)(14)
		Senior subordinated loan ($30.1 par due 2/2022)	13.00% PIK	8/26/2016	30.0	30.1	(2)
		Class A preferred units (3,000,000 units)		8/26/2016	30.0	39.5	(2)
		Common units (3,000,000 units)		1/5/2011	3.0	9.2	(2)
		Warrant to purchase up to 7.73% of common units		6/19/2008	0.1	20.3	(2)
					197.8	233.8
SFE Intermediate Holdco LLC (18)	Provider of outsourced foodservice to K-12 school districts	First lien senior secured loan ($10.8 par due 7/2024)	7.50% (Libor + 4.75%/Q)	9/5/2018	10.8	10.8	(2)(14)
		First lien senior secured loan ($6.7 par due 7/2024)	7.28% (Libor + 4.75%/Q)	7/31/2017	6.7	6.7	(4)(14)
					17.5	17.5
Spectra Finance, LLC (18)	Venue management and food and beverage provider	First lien senior secured revolving loan ($5.4 par due 4/2023)	6.39% (Libor + 4.00%/M)	4/2/2018	5.4	5.4	(2)(14)(17)
		First lien senior secured loan ($19.0 par due 4/2024)	7.05% (Libor + 4.25%/Q)	4/2/2018	19.0	19.0	(2)(14)
					24.4	24.4
					490.0	473.2		6.49%
Oil and Gas
Murchison Oil and Gas, LLC and Murchison Holdings, LLC (18)	Exploration and production company	First lien senior secured loan ($5.0 par due 10/2023)	10.80% (Libor + 8.00%/Q)	10/26/2018	5.0	5.0	(2)(14)
		First lien senior secured loan ($21.7 par due 10/2023)	10.80% (Libor + 8.00%/Q)	10/26/2018	21.1	21.5	(2)(14)
		Preferred units (21,667 units)		10/26/2018	21.7	21.7
					47.8	48.2
Penn Virginia Holding Corp.	Exploration and production company	Second lien senior secured loan ($90.1 par due 9/2022)	9.53% (Libor + 7.00%/M)	9/28/2017	90.1	90.1	(2)(14)
Petroflow Energy Corporation and TexOak Petro Holdings LLC (6)	Oil and gas exploration and production company	First lien senior secured loan ($10.3 par due 6/2019)		6/29/2016	8.5	8.3	(2)(13)
		Second lien senior secured loan ($26.6 par due 12/2019)		6/29/2016	21.9	—	(2)(13)
		Common units (202,000 units)		6/29/2016	11.1	—
					41.5	8.3
Sundance Energy, Inc.	Oil and gas producer	Second lien senior secured loan ($60.7 par due 4/2023)	10.81% (Libor + 8.00%/Q)	4/23/2018	59.7	60.7	(2)(14)
Utility Pipeline, Ltd. (18)	Natural gas distribution management company	First lien senior secured revolving loan ($0.1 par due 4/2022)	6.69% (Libor + 4.00%/Q)	2/8/2018	0.1	0.1	(2)
VPROP Operating, LLC and Vista Proppants and Logistics, LLC	Sand-based proppant producer and distributor to the oil and natural gas industry	First lien senior secured loan ($28.5 par due 8/2021)	12.24% (Libor + 8.50% Cash, 1.00% PIK/Q)	8/1/2017	28.4	28.5	(2)(14)
		First lien senior secured loan ($35.6 par due 8/2021)	12.24% (Libor + 8.50% Cash, 1.00% PIK/Q)	11/9/2017	35.6	35.6	(2)(14)
		First lien senior secured loan ($15.3 par due 8/2021)	12.24% (Libor + 8.50% Cash, 1.00% PIK/Q)	3/1/2017	15.3	15.3	(2)(14)
		First lien senior secured loan ($76.3 par due 8/2021)	12.24% (Libor + 8.50% Cash, 1.00% PIK/Q)	3/1/2017	76.3	76.3	(3)(14)
		Common units (997,864 units)		11/9/2017	9.7	9.6	(2)
					165.3	165.3
					404.5	372.7		5.11%
Food and Beverage

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
American Seafoods Group LLC and American Seafoods Partners LLC	Harvester and processor of seafood	Class A units (77,922 units)		8/19/2015	0.1	0.2	(2)
		Warrant to purchase up to 7,422,078 Class A units (expires 8/2035)		8/19/2015	7.4	15.6	(2)
					7.5	15.8
CHG PPC Parent LLC	Diversified food products manufacturer	Second lien senior secured loan ($60.5 par due 3/2026)	10.02% (Libor + 7.50%/M)	3/30/2018	60.5	59.9	(2)
Edward Don & Company, LLC and VCP-EDC Co-Invest, LLC	Distributor of foodservice equipment and supplies	Membership units (2,970,000 units)		6/9/2017	3.0	4.2
Ferraro Fine Foods Corp. and Italian Fine Foods Holdings L.P. (18)	Specialty Italian food distributor	First lien senior secured revolving loan ($1.3 par due 5/2023)	6.85% (Libor + 4.25%/Q)	5/9/2018	1.3	1.3	(2)
		First lien senior secured loan ($0.7 par due 5/2024)	7.02% (Libor + 4.25%/Q)	12/7/2018	0.7	0.7	(2)(14)
		First lien senior secured loan ($9.4 par due 5/2024)	6.85% (Libor + 4.25%/Q)	5/9/2018	9.4	9.4	(2)(14)
		Class A common units (2,724,000 units)		5/9/2018	2.7	3.1	(2)
					14.1	14.5
Gehl Foods, LLC and GF Parent LLC	Producer of low-acid, aseptic food and beverage products	Class A preferred units		5/13/2015	2.9	—	(2)
		Class A common units (60,000 units)		5/13/2015	0.1	—	(2)
		Class B common units (0.26 units)		5/13/2015	—	—	(2)
					3.0	—
H-Food Holdings, LLC and Matterhorn Parent, LLC	Food contract manufacturer	First lien senior secured loan ($30.9 par due 5/2025)	6.52% (Libor + 4.00%/M)	11/25/2018	30.6	30.0	(2)
		Second lien senior secured loan ($73.0 par due 3/2026)	9.51% (Libor + 7.00%/M)	11/25/2018	73.0	71.6	(2)
		Common units (5,827 units)		11/25/2018	5.8	5.8
					109.4	107.4
Hometown Food Company (18)	Food distributor	First lien senior secured loan ($9.3 par due 8/2023)	7.78% (Libor + 5.25%/M)	8/31/2018	9.1	9.2	(2)(14)
JWC/KI Holdings, LLC	Foodservice sales and marketing agency	Membership units (5,000 units)		11/16/2015	5.0	5.3	(2)
KC Culinarte Intermediate, LLC	Manufacturer of fresh refrigerated and frozen food products	Second lien senior secured loan ($35.7 par due 8/2026)	10.26% (Libor + 7.75%/M)	8/24/2018	35.7	35.1	(2)(14)
NECCO Holdings, Inc. and New England Confectionery Company, Inc. (7)(18)	Producer and supplier of candy	First lien senior secured revolving loan ($19.9 par due 1/2018)	—	1/3/2017	7.9	2.9	(13)
		First lien senior secured loan ($2.2 par due 8/2018)		11/20/2017	2.1	—	(13)
		First lien senior secured loan ($11.6 par due 1/2018)		1/3/2017	0.9	1.6	(13)
		First lien senior secured loan ($0.7 par due 11/2018)		11/20/2017	0.7	0.1	(13)
		Common stock (860,189 shares)		1/3/2017	—	—
					11.6	4.6
PCM Bmark, Inc. and BakeMark Holdings, Inc.	Manufacturer and distributor of specialty bakery ingredients	First lien senior secured loan ($0.6 par due 8/2023)	7.77% (Libor + 5.25%/M)	5/9/2018	0.6	0.6	(2)(14)
RF HP SCF Investor, LLC (8)	Branded specialty food company	Membership interest (10.08% interest)		12/22/2016	12.5	16.2	(2)
Sovos Brands Intermediate, Inc. (18)	Food and beverage platform	First lien senior secured loan ($16.9 par due 11/2025)	7.64% (Libor + 5.00%/S)	11/20/2018	16.7	16.7	(2)
Teasdale Foods, Inc. (18)	Provider of beans, sauces and hominy to the retail, foodservice and wholesale channels	First lien senior secured revolving loan ($0.6 par due 10/2020)	7.72% (Libor + 5.25%/M)	6/30/2017	0.6	0.5	(2)(14)
		First lien senior secured revolving loan ($0.1 par due 10/2020)	9.75% (Base Rate + 4.25%/M)	6/30/2017	0.1	0.1	(2)(14)
		First lien senior secured loan ($0.6 par due 10/2020)	7.65% (Libor + 5.25%/Q)	6/26/2018	0.6	0.6	(2)(14)
		Second lien senior secured loan ($33.6 par due 10/2021)	11.28% (Libor + 8.75%/Q)	1/3/2017	33.6	28.9	(2)(14)

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Common stock (4 shares)		6/7/2010	—	—	(2)
					137.3	30.5
Liaison Acquisition, LLC (18)	Provider of centralized applications services to educational associations	Second lien senior secured loan ($5.3 par due 8/2023)	11.72% (Libor + 9.25%/M)	2/9/2017	5.2	5.3	(2)(14)
PIH Corporation and Primrose Holding Corporation (6)(18)	Franchisor of education-based early childhood centers	First lien senior secured revolving loan ($1.0 par due 12/2020)	7.88% (Libor + 5.50%/M)	12/13/2013	1.0	1.0	(2)(14)
		First lien senior secured loan ($1.6 par due 12/2020)	7.85% (Libor + 5.50%/M)	12/15/2017	1.6	1.6	(2)(14)
		Common stock (7,227 shares)		1/3/2017	10.7	23.0
					13.3	25.6
R3 Education Inc., Equinox EIC Partners LLC and Sierra Education Finance Corp.	Medical school operator	Common membership interest (15.76% interest)		9/21/2007	15.8	15.8	(2)
		Warrant to purchase up to 27,890 shares (expires 11/2019)		12/8/2009	—	7.5	(2)
					15.8	23.3
Raptor Technologies, LLC and Rocket Parent, LLC (18)	Provider of SaaS-based safety and security software to the K-12 school market	First lien senior secured loan ($16.1 par due 12/2024)	8.46% (Libor + 6.00%/M)	12/17/2018	16.1	15.9	(2)(14)
		Class A common units (2,294,000 units)		12/17/2018	2.3	2.3
					18.4	18.2
Regent Education, Inc.	Provider of software solutions designed to optimize the financial aid and enrollment processes	Warrant to purchase up to 987 shares of common stock (expires 12/2026)		12/23/2016	—	—	(2)
		Warrant to purchase up to 5,393,194 shares of common stock (expires 12/2026)		12/23/2016	—	—	(2)
					—	—
RuffaloCODY, LLC (18)	Provider of student fundraising and enrollment management services	First lien senior secured revolving loan	—	5/29/2013	—	—	(2)(16)
Severin Acquisition, LLC (18)	Provider of student information system software solutions to the K-12 education market	Second lien senior secured loan ($80.0 par due 8/2026)	9.13% (Libor + 6.75%/M)	6/12/2018	79.2	77.6	(2)
					364.7	272.9		3.74%
Containers and Packaging
GS Pretium Holdings, Inc.	Manufacturer and supplier of high performance plastic containers	Common stock (500,000 shares)		6/2/2014	0.5	1.0	(2)
LBP Intermediate Holdings LLC (18)	Manufacturer of paper and corrugated foodservice packaging	First lien senior secured revolving loan	—	7/10/2015	—	—	(16)
		First lien senior secured loan ($11.5 par due 7/2020)	8.12% (Libor + 5.50%/Q)	11/13/2018	11.4	11.3	(2)(14)
		First lien senior secured loan ($11.8 par due 7/2020)	8.30% (Libor + 5.50%/Q)	7/10/2015	11.7	11.7	(3)(14)
		First lien senior secured loan ($5.0 par due 7/2020)	8.30% (Libor + 5.50%/Q)	7/10/2015	5.0	4.9	(4)(14)
					28.1	27.9
Microstar Logistics LLC, Microstar Global Asset Management LLC, and MStar Holding Corporation	Keg management solutions provider	Second lien senior secured loan ($57.5 par due 8/2021)	10.02% (Libor + 7.50%/M)	12/14/2012	57.5	57.5	(2)(14)
		Second lien senior secured loan ($75.0 par due 8/2021)	10.02% (Libor + 7.50%/M)	12/14/2012	75.0	75.0	(3)(14)
		Second lien senior secured loan ($10.0 par due 8/2021)	10.02% (Libor + 7.50%/M)	12/14/2012	10.0	10.0	(4)(14)
		Common stock (54,710 shares)		12/14/2012	4.9	8.2	(2)
					147.4	150.7
NSI Holdings, Inc. (6)	Manufacturer of plastic containers for the wholesale nursery industry	Series A preferred stock (2,192 shares)		1/3/2017	—	—
Ranpak Corp.	Manufacturer and marketer of paper-based protective packaging systems and materials	Second lien senior secured loan ($8.0 par due 10/2022)	9.71% (Libor + 7.25%/M)	1/3/2017	7.8	8.0	(2)(14)
SCI PH Parent, Inc.	Industrial container manufacturer, reconditioner and servicer	Series B shares (11.4764 shares)		8/24/2018	1.1	1.8	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					184.9	189.4		2.60%
Environmental Services
MPH Energy Holdings, LP	Operator of municipal recycling facilities	Limited partnership interest (3.13% interest)		1/8/2014	—	—	(2)
RE Community Holdings GP, LLC and RE Community Holdings, LP	Operator of municipal recycling facilities	Limited partnership interest (2.86% interest)		3/1/2011	—	—	(2)
		Limited partnership interest (2.49% interest)		3/1/2011	—	—	(2)
					—	—
Soil Safe, Inc. and Soil Safe Acquisition Corp. (7)(18)	Provider of soil treatment, recycling and placement services	First lien senior secured revolving loan	—	1/3/2017	—	—	(16)
		First lien senior secured loan ($18.0 par due 1/2020)	8.77% (Libor + 6.25%/M)	1/3/2017	18.0	18.0	(2)(14)
		Second lien senior secured loan ($12.7 par due 6/2020)	10.75% (Libor + 7.75%/M)	1/3/2017	12.7	12.7	(2)(14)
		Senior subordinated loan ($43.4 par due 12/2020)	16.50% PIK	1/3/2017	43.4	43.4	(2)
		Senior subordinated loan ($36.5 par due 12/2020)	14.50% PIK	1/3/2017	36.5	36.5	(2)
		Senior subordinated loan ($36.4 par due 12/2020)		1/3/2017	11.5	10.2	(2)(13)
		Common stock (810 shares)		1/3/2017	—	—
					122.1	120.8
					122.1	120.8		1.66%
Aerospace and Defense
Cadence Aerospace, LLC (18)	Aerospace precision components manufacturer	First lien senior secured revolving loan	—	11/14/2017	—	—	(16)
		First lien senior secured loan ($32.2 par due 11/2023)	9.11% (Libor + 6.50%/Q)	11/14/2017	31.9	32.2	(3)(14)
		First lien senior secured loan ($10.0 par due 11/2023)	8.91% (Libor + 6.50%/Q)	7/5/2018	10.0	10.0	(2)(14)
					41.9	42.2
MB Aerospace Holdings II Corp.	Aerospace engine components manufacturer	Second lien senior secured loan ($68.4 par due 1/2026)	11.30% (Libor + 8.50%/Q)	1/22/2018	68.4	68.4	(2)(14)
					110.3	110.6		1.52%
Chemicals
AMZ Holding Corp. (18)	Specialty chemicals manufacturer	First lien senior secured loan ($12.0 par due 6/2022)	7.52% (Libor + 5.00%/M)	6/27/2017	12.0	12.0	(4)(14)
Genomatica, Inc.	Developer of a biotechnology platform for the production of chemical products	Warrant to purchase 322,422 shares of Series D preferred stock (expires 3/2023)		3/28/2013	—	—	(2)
Plaskolite PPC Intermediate II LLC and Plaskolite PPC Blocker LLC	Manufacturer of specialized acrylic and polycarbonate sheets	First lien senior secured loan ($25.0 par due 12/2025)	6.69% (Libor + 4.25%/Q)	12/14/2018	24.5	24.5	(2)
		Second lien senior secured loan ($55.7 par due 12/2026)	10.19% (Libor + 7.75%/M)	12/14/2018	55.7	54.6	(2)
		Co-Invest units (5,969 units)		12/14/2018	0.6	0.6
					80.8	79.7

					92.8	91.7		1.26%
Printing, Publishing and Media
Connoisseur Media, LLC	Owner and operator of radio stations	First lien senior secured loan ($13.5 par due 6/2019)	8.80% (Libor + 6.38%/Q)	7/26/2017	13.5	13.5	(2)(14)
		First lien senior secured loan ($23.6 par due 6/2019)	8.90% (Libor + 6.38%/Q)	7/26/2017	23.6	23.6	(2)(14)
		First lien senior secured loan ($10.1 par due 6/2019)	8.90% (Libor + 6.38%/Q)	7/26/2017	10.1	10.1	(4)(14)
					47.2	47.2
Roark-Money Mailer LLC	Marketer, advertiser and distributor of coupons in the mail industry	Membership units (35,000 units)		1/3/2017	—	—
The Teaching Company Holdings, Inc.	Education publications provider	Preferred stock (10,663 shares)		9/29/2006	1.1	—	(2)

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value	Percentage of Net Assets
					1.9	—
					1.9	—	—%
Total Investments					$12,753.8	$12,416.7	170.17%

Derivative Instruments

Foreign currency forward contracts

Description	Notional Amount to be Purchased	Notional Amount to be sold		Counterparty	Settlement Date	Unrealized Appreciation / (Depreciation)
Foreign currency forward contract	$4	CAD	5	Bank of Montreal	1/4/2019	$—
Foreign currency forward contract	$7	CAD	9	Bank of Montreal	1/14/2019	—
Foreign currency forward contract	$78	CAD	103	Bank of Montreal	2/15/2019	2
Foreign currency forward contract	$25	CAD	33	Bank of Montreal	3/22/2019	—
Foreign currency forward contract	$17		€15	Bank of Montreal	1/14/2019	—
Foreign currency forward contract	$1		€1	Bank of Montreal	2/15/2019	—
Foreign currency forward contract	$27		€24	Bank of Montreal	3/6/2019	—
Foreign currency forward contract	$94		£72	Bank of Montreal	2/15/2019	2
Total						$4

Interest rate swap

Description	Payment Terms		Counterparty	Maturity Date	Notional Amount	Value	Upfront Payments/Receipts	Unrealized Appreciation / (Depreciation)
Interest rate swap	Pay fixed 2.0642%	Receive Floating One-Month LIBOR of 2.44%	Bank of Montreal	January 4, 2021	$395	$4	$—	$4
Total								$4
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
______________________________________________________________________

*    Together with Varagon Capital Partners (“Varagon”) and its clients, the Company has co-invested through the Senior Direct Lending Program, LLC (d/b/a the “Senior Direct Lending Program” or the “SDLP”). The SDLP has been capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SDLP must be approved by an investment committee of the SDLP consisting of representatives of the Company and Varagon (with approval from a representative of each required); therefore, although the Company owns more than 25% of the voting securities of the SDLP, the Company does not believe that it has control over the SDLP (for purposes of the Investment Company Act or otherwise) because, among other things, these “voting securities” do not afford the Company the right to elect directors of the SDLP or any other special rights (see Note 4).

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
As of June 30, 2019
(in millions, except per share data)
(unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Undistributed (Overdistributed) Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	426	$—	$7,192	$(94)	$7,098
Net investment income	—	—	—	144	144
Net realized losses on investments, foreign currency and other transactions	—	—	—	(12)	(12)
Net unrealized gains on investments, foreign currency and other transactions	—	—	—	110	110
Dividends declared and payable ($0.38 per share)	—	—	—	(162)	(162)
Balance at March 31, 2018	426	$—	$7,192	$(14)	$7,178
Net investment income	—	—	—	162	162
Net realized gains on investments, foreign currency and other transactions	—	—	—	27	27
Net unrealized gains on investments, foreign currency and other transactions	—	—	—	65	65
Dividends declared and payable ($0.38 per share)	—	—	—	(162)	(162)
Balance at June 30, 2018	426	$—	$7,192	$78	$7,270
Net investment income	—	—	—	185	185
Net realized gains on investments, foreign currency and other transactions	—	—	—	373	373
Net unrealized losses on investments, foreign currency and other transactions	—	—	—	(349)	(349)
Dividends declared and payable ($0.39 per share)	—	—	—	(166)	(166)
Balance at September 30, 2018	426	$—	$7,192	$121	$7,313
Net investment income	—	—	—	203	203
Net realized gains on investments, foreign currency and other transactions	—	—	—	31	31
Net unrealized losses on investments, foreign currency and other transactions	—	—	—	(81)	(81)
Dividends declared and payable ($0.39 per share)	—	—	—	(166)	(166)
Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	(19)	19	—
Balance at December 31, 2018	426	$—	$7,173	$127	$7,300
Issuance of Convertible Unsecured Notes (See Note 5)	—	—	4	—	4
Net investment income	—	—	—	201	201
Net realized gains on investments, foreign currency and other transactions	—	—	—	56	56
Net unrealized losses on investments, foreign currency and other transactions	—	—	—	(43)	(43)
Dividends declared and payable ($0.42 per share)	—	—	—	(179)	(179)
Balance at March 31, 2019	426	$—	$7,177	$162	$7,339
Net investment income	—	—	—	208	208
Net realized gains on investments, foreign currency and other transactions	—	—	—	21	21
Net unrealized losses on investments, foreign currency and other transactions	—	—	—	(29)	(29)
Dividends declared and payable ($0.42 per share)	—	—	—	(179)	(179)
Shares issued in connection with dividend reinvestment plan	1	—	8	—	8
Balance at June 30, 2019	427	$—	$7,185	$183	$7,368

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(unaudited)

	For the Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$414	$496
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Net realized gains on investments, foreign currency and other transactions	(77)	(15)
Net unrealized losses (gains) on investments, foreign currency and other transactions	72	(175)
Net accretion of discount on investments	(7)	(7)
PIK interest and dividends	(67)	(49)
Collections of PIK interest and dividends	5	—
Amortization of debt issuance costs	8	9
Net accretion of discount on notes payable	4	3
Proceeds from sales and repayments of investments and other transactions	2,696	3,462
Purchases of investments	(3,206)	(2,883)
Changes in operating assets and liabilities:
Interest receivable	(15)	4
Operating lease right-of-use asset	(101)	—
Other assets	11	(4)
Base management fees payable	5	1
Income based fees payable	3	2
Capital gains incentive fees payable	(49)	38
Interest and facility fees payable	(2)	5
Operating lease liabilities	131	—
Accounts payable and other liabilities	8	(47)
Net cash (used in) provided by operating activities	(167)	840
FINANCING ACTIVITIES:
Borrowings on debt	8,109	3,247
Repayments and repurchases of debt	(7,294)	(3,561)
Debt issuance costs	(22)	(9)
Dividends paid	(350)	(324)
Net cash provided by (used in) financing activities	443	(647)
CHANGE IN CASH AND CASH EQUIVALENTS	276	193
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	296	316
CASH AND CASH EQUIVALENTS, END OF PERIOD	$572	$509
Supplemental Information:
Interest paid during the period	$119	$97
Taxes, including excise tax, paid during the period	$16	$18
Dividends declared and payable during the period	$358	$324
See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2019
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

Cash and Cash Equivalents

Cash and cash equivalents include funds from time to time deposited with financial institutions and short-term, liquid investments in a money market account. Cash and cash equivalents are carried at cost which approximates fair value. As of June 30, 2019 and December 31, 2018, there was $14 and $60, respectively, of cash denominated in foreign currencies included within “cash and cash equivalents” in the accompanying consolidated balance sheet.

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

  Leases

The Company is obligated under a number of operating leases pursuant to which it is leasing office facilities from third parties with remaining terms ranging from approximately three to eight years. Such operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the accompanying consolidated balance sheets. The Company does not have any finance leases.

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

Prior to June 21, 2019, the base management fee was calculated at an annual rate of 1.5% based on the average value of the Company’s total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) at the end of the two most recently completed calendar quarters. Effective June 21, 2019, in connection with the Company’s board of directors’ approval of the modification of the asset coverage requirement applicable to senior securities from 200% to 150%, the investment advisory and management agreement was amended to reduce the Company’s annual base management fee rate from 1.5% to 1.0% on all assets financed using leverage over 1.0x debt to equity. For all assets financed using leverage up to 1.0x debt to equity, the annual base management fee rate remains at 1.5%. The base management fee is payable quarterly in arrears. See Note 5 for additional information.

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

Pre-incentive fee net investment income, expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before taking into account any income based fees and capital gains incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 1.75% per quarter. If market credit spreads rise, the Company may be able to invest its funds in debt instruments that provide for a higher return, which may increase the Company’s pre-incentive fee net investment income and make it easier for the Company’s investment adviser to surpass the fixed hurdle rate and receive an income based fee based on such net investment income. To the extent the Company has retained pre-incentive fee net investment income that has been used to calculate the income based fee, it is also included in the amount of the Company’s total assets (other than cash and cash equivalents but including assets purchased with borrowed funds) used to calculate the base management fee.

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

The base management fees, income based fees and capital gains incentive fees for the three and six months ended June 30, 2019 and 2018 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Base management fees	$50	$45	$99	$91
Income based fees	49	40	97	78
Waiver of income based fees	(10)	(10)	(20)	(20)
Income based fees, net of the Fee Waiver	$39	$30	$77	$58
Capital gains incentive fees(1)	$(1)	$18	$1	$38

(1)	Calculated in accordance with GAAP as discussed below.

There was no capital gains incentive fee earned by the Company’s investment adviser as calculated under the investment advisory and management agreement for the three and six months ended June 30, 2019 and 2018. However, in accordance with GAAP, the Company had cumulatively accrued a capital gains incentive fee of $63 as of June 30, 2019, of which $63 is not currently due under the investment advisory and management agreement. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation, net of any expense associated with cumulative unrealized capital depreciation or appreciation. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 20% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods. As of June 30, 2019, the Company has paid capital gains incentive fees since inception totaling $108. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

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

For the three and six months ended June 30, 2019, the Company incurred $3 and $7, respectively, in administrative fees. As of June 30, 2019 and December 31, 2018, a total of $3 and $3, respectively, in administrative fees were unpaid and included in “accounts payable and other liabilities” in the accompanying consolidated balance sheet. For the three and six months ended June 30, 2018, the Company incurred $4 and $7, respectively, in administrative fees.

4.     INVESTMENTS

As of June 30, 2019 and December 31, 2018, investments consisted of the following:

	As of
	June 30, 2019		December 31, 2018
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans (2)	$5,506	$5,326	$5,976	$5,836
Second lien senior secured loans	4,481	4,231	3,878	3,657
Subordinated certificates of the SDLP (3)	917	917	652	652
Senior subordinated loans	655	685	717	727
Collateralized loan obligations	42	41	44	45
Preferred equity securities	789	662	576	444
Other equity securities	1,001	1,130	911	1,056
Total	$13,391	$12,992	$12,754	$12,417
________________________________________

(1)	The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, if any.

(2)
First lien senior secured loans include certain loans that the Company classifies as “unitranche” loans. The total amortized cost and fair value of the loans that the Company classified as “unitranche” loans were $1,562 and $1,503, respectively, as of June 30, 2019, and $1,535 and $1,488, respectively, as of December 31, 2018.

(3)
The proceeds from these certificates were applied to co-investments with Varagon and its clients to fund first lien senior secured loans to 23 and 21 different borrowers as of June 30, 2019 and December 31, 2018, respectively.

The industrial and geographic compositions of the Company’s portfolio at fair value as of June 30, 2019 and December 31, 2018 were as follows:

	As of
	June 30, 2019	December 31, 2018
Industry
Healthcare Services	19.9%	21.7%
Business Services	18.8	17.9
Investment Funds and Vehicles(1)	7.9	6.2
Consumer Products	7.2	8.3
Financial Services	6.1	6.6
Power Generation	6.0	4.8
Other Services	5.1	5.7
Manufacturing	4.9	6.1
Automotive Services	4.1	2.8
Restaurants and Food Services	3.4	3.8
Food and Beverage	3.4	2.9
Oil and Gas	3.4	3.0
Wholesale Distribution	2.1	2.3
Education	1.9	2.2
Containers and Packaging	1.7	1.5
Other	4.1	4.2
Total	100.0%	100.0%
________________________________________

(1)
Includes the Company’s investment in the SDLP, which made first lien senior secured loans to 23 and 21 different borrowers as of June 30, 2019 and December 31, 2018, respectively. The portfolio companies in the SDLP are in industries similar to the companies in the Company’s portfolio.

	As of
	June 30, 2019	December 31, 2018
Geographic Region
Midwest	27.7%	31.4%
West (1)	23.4	24.0
Southeast	21.1	18.8
Mid Atlantic	17.5	18.2
Northeast	7.6	5.4
International	2.7	2.2
Total	100.0%	100.0%
________________________________________

(1)	Includes the Company’s investment in the SDLP, which represented 7.1% and 5.3% of the total investment portfolio at fair value as of June 30, 2019 and December 31, 2018, respectively.

As of June 30, 2019, 2.3% of total investments at amortized cost (or 0.2% of total investments at fair value) were on non-accrual status. As of December 31, 2018, 2.5% of total investments at amortized cost (or 0.6% of total investments at fair value) were on non-accrual status.

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

The Company provides capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. As of June 30, 2019 and December 31, 2018, the Company and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates.

As of June 30, 2019 and December 31, 2018, the Company and Varagon and its clients had agreed to make capital available to the SDLP of $6,150 and $6,400, respectively, in the aggregate, of which $1,444 and $1,444, respectively, is to be made available from the Company. The Company will continue to provide capital to the SDLP in the form of SDLP Certificates, and Varagon and its clients will provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP as discussed above. Below is a summary of the funded capital and unfunded capital commitments of the SDLP.

	As of
	June 30, 2019	December 31, 2018
Total capital funded to the SDLP(1)	$3,852	$3,104
Total capital funded to the SDLP by the Company(1)	$917	$652
Total unfunded capital commitments to the SDLP(2)	$296	$187
Total unfunded capital commitments to the SDLP by the Company(2)	$68	$39
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

The amortized cost and fair value of the SDLP Certificates held by the Company were $917 and $917, respectively, as of June 30, 2019. The Company’s yield on its investment in the SDLP Certificates at amortized cost and fair value was 14.8% and 14.8%, respectively, as of June 30, 2019. The amortized cost and fair value of the SDLP Certificates held by the Company were $652 and $652, respectively, as of December 31, 2018. The Company’s yield on its investment in the SDLP Certificates at amortized cost and fair value was 15.0% and 15.0%, respectively, as of December 31, 2018. For the three and six months ended June 30, 2019, the Company earned interest income of $32 and $59, respectively, from its investment in the SDLP Certificates. For the three and six months ended June 30, 2018, the Company earned interest income of and $20 and $39, respectively, from its investment in the SDLP Certificates. The Company is also entitled to certain fees in connection with the SDLP. For the three and six months ended June 30, 2019, in connection with the SDLP, the Company earned capital structuring service and other fees totaling $11 and $15, respectively. For the three and six months ended June 30, 2018, the Company earned capital structuring service and other fees totaling $5 and $8, respectively.

As of June 30, 2019 and December 31, 2018, the SDLP’s portfolio was comprised entirely of first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in the Company’s portfolio. As of June 30, 2019 and December 31, 2018, none of the loans were on non-accrual status. Below is a summary of the SDLP’s portfolio.

	As of
	June 30, 2019	December 31, 2018
Total first lien senior secured loans(1) (2)	$3,780	$3,086
Largest loan to a single borrower(1)	$350	$249
Total of five largest loans to borrowers(1)	$1,357	$1,132
Number of borrowers in the SDLP	23	21
Commitments to fund delayed draw loans(3)	$296	$187
___________________________________________________________________________

(1)	At principal amount.

(2)
First lien senior secured loans include certain loans that the SDLP classifies as “unitranche” loans. As of June 30, 2019 and December 31, 2018, the total principal amount of loans in the SDLP portfolio that the SDLP classified as “unitranche” loans was $3,661 and $2,968, respectively.

(3)	As discussed above, these commitments have been approved by the investment committee of the SDLP.

Ivy Hill Asset Management, L.P.

Ivy Hill Asset Management, L.P. (“IHAM”) is an asset management services company and an SEC-registered investment adviser. The Company has made investments in IHAM, its wholly owned portfolio company, and previously made investments in certain vehicles managed by IHAM. As of June 30, 2019, IHAM had assets under management of approximately $5.4 billion. As of June 30, 2019, IHAM managed 23 vehicles and served as the sub-manager/sub-servicer for two other vehicles (these vehicles managed or sub-managed/sub-serviced by IHAM are collectively referred to as the “IHAM Vehicles”). IHAM earns fee income from managing the IHAM Vehicles and has also invested in certain of these vehicles as part of its business strategy. As of June 30, 2019 and December 31, 2018, IHAM had total investments of $486 and $448, respectively. For the three and six months ended June 30, 2019, IHAM had management and incentive fee income of $6 and $12, respectively, and other investment-related income of $17 and $32, respectively. For the three and six months ended June 30, 2018, IHAM had management and incentive fee income of $6 and $12, respectively, and other investment-related income of $12 and $27, respectively.

The amortized cost and fair value of the Company’s investment in IHAM was $444 and $524, respectively, as of June 30, 2019, and $444 and $518, respectively, as of December 31, 2018. For the three and six months ended June 30, 2019, the Company received distributions consisting entirely of dividend income from IHAM of $18 and $33, respectively. For the three and six months ended June 30, 2018, the Company received distributions from IHAM of $15 and $28, respectively. Additionally, in February 2018, the Company provided a $63 subordinated revolving loan and a $200 equity capital contribution to IHAM to help support IHAM’s acquisition of a portfolio of middle-market loans. The subordinated revolving loan was fully repaid in June 2018.

 From time to time, IHAM or certain IHAM Vehicles may purchase investments from, or sell investments to, the Company. For any such sales or purchases by the IHAM Vehicles to or from the Company, the IHAM Vehicles must obtain approval from third parties unaffiliated with the Company or IHAM, as applicable. During the six months ended June 30, 2019 and 2018, IHAM or certain of the IHAM Vehicles purchased $767 and $453, respectively, of investments from the Company. For the six months ended June 30, 2019 and 2018, the Company recorded $2 and $0, respectively, of net realized losses from these sales.

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

5.     DEBT

Prior to June 21, 2019, in accordance with the Investment Company Act, the Company was allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, was at least 200% after such borrowing. Effective June 21, 2019, the Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of June 30, 2019, the aggregate amount outstanding of the senior securities issued by the Company was $6,150. As of June 30, 2019, the Company’s asset coverage was 218%.

The Company’s outstanding debt as of June 30, 2019 and December 31, 2018 was as follows:

	As of
	June 30, 2019					December 31, 2018
	Total Aggregate Principal Amount Committed/ Outstanding(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding(1)	Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$3,365	(2)	$1,119	$1,119		$2,133	$1,064	$1,064
Revolving Funding Facility	1,275		608	608		1,000	520	520
SMBC Funding Facility	400		176	176		400	245	245
2019 Convertible Notes	—		—	—		300	300	300	(3)
2022 Convertible Notes	388		388	375	(3)	388	388	372	(3)
2024 Convertible Notes	403		403	387	(3)	—	—	—
2020 Notes	600		600	599	(4)	600	600	598	(4)
2022 Notes	600		600	596	(5)	600	600	595	(5)
2023 Notes	750		750	745	(6)	750	750	744	(6)
2024 Notes	650		650	642	(7)	—	—	—
2025 Notes	600		600	594	(8)	600	600	593	(8)
2047 Notes	230		230	183	(9)	230	230	183	(9)
Total	$9,261		$6,124	$6,024		$7,001	$5,297	$5,214
______________________________________

(1)	Subject to borrowing base, leverage and other restrictions. Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.

(2)	Provides for a feature that allows the Company, under certain circumstances, to increase the size of the Revolving Credit Facility (as defined below) to a maximum of $5,048.

(3)
Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes (as defined below). As of June 30, 2019, the total unamortized debt issuance costs and the unaccreted discount for the 2022 Convertible Notes and the 2024 Convertible Notes (each as defined below) were $13 and $16, respectively. As of December 31, 2018, the total unamortized debt issuance costs and the unaccreted discount for the 2019 Convertible Notes and the 2022 Convertible Notes (each as defined below) were $0 and $16, respectively.

(4)
Represents the aggregate principal amount outstanding of the 2020 Notes (as defined below) less unamortized debt issuance costs and the net unaccreted discount recorded upon the issuances of the 2020 Notes. As of June 30, 2019 and December 31, 2018, the total unamortized debt issuance costs and the net unaccreted discount was $1 and $2, respectively.

(5)
Represents the aggregate principal amount outstanding of the 2022 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2022 Notes. As of June 30, 2019 and December 31, 2018, the total unamortized debt issuance costs and the unaccreted discount was $4 and $5, respectively.

(6)
Represents the aggregate principal amount outstanding of the 2023 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2023 Notes. As of June 30, 2019 and December 31, 2018, the total unamortized debt issuance costs and the unaccreted discount was $5 and $6, respectively.

(7)
Represents the aggregate principal amount outstanding of the 2024 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2024 Notes. As of June 30, 2019, the total unamortized debt issuance costs and the unaccreted discount was $8.

(8)
Represents the aggregate principal amount outstanding of the 2025 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2025 Notes. As of June 30, 2019 and December 31, 2018, the total unamortized debt issuance costs and the unaccreted discount was $6 and $7, respectively.

(9)
Represents the aggregate principal amount outstanding of the 2047 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2047 Notes. As of June 30, 2019 and December 31, 2018, the total unaccreted purchased discount was $47 and $47, respectively.

The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all the Company’s outstanding debt as of June 30, 2019 were 4.1% and 4.8 years, respectively, and as of December 31, 2018 were 4.1% and 4.8 years, respectively.

Revolving Credit Facility

The Company is party to a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), which allows the Company to borrow up to $3,365 at any one time outstanding. The Revolving Credit Facility consists of a $674 term loan tranche with a stated maturity date of March 30, 2024 and a $2,691 revolving tranche. For the revolving tranche, the end of the revolving period and the stated maturity date are March 30, 2023 and March 30, 2024, respectively. The Revolving Credit Facility also provides for a feature that allows the Company, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of $5,048. The Revolving Credit Facility generally requires payments of interest at the end of each LIBOR interest period, but no less frequently than quarterly, on LIBOR based loans, and monthly payments of interest on other loans. From the end of the revolving period to the stated maturity date, the Company is required to repay outstanding principal amounts under the Revolving Credit Facility on a monthly basis in an amount equal to 1/12th of the outstanding principal amount at the end of the revolving period.

Under the Revolving Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of the Company and its consolidated subsidiaries (subject to certain exceptions) of not less than 1.5:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Credit Facility. Amounts available to borrow under the Revolving Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio that are pledged as collateral. As of June 30, 2019, the Company was in compliance in all material respects with the terms of the Revolving Credit Facility.

As of June 30, 2019 and December 31, 2018, there was $1,119 and $1,064 outstanding, respectively, under the Revolving Credit Facility. The Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $200 with the ability to increase by an incremental $75 on an uncomitted basis. As of June 30, 2019 and December 31, 2018, the Company had $63 and $57, respectively, in letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued. As of June 30, 2019, there was $2,183 available for borrowing (net of letters of credit issued) under the Revolving Credit Facility.

Since March 30, 2018, the interest rate charged on the Revolving Credit Facility is based on an applicable spread of either 1.75% or 1.875% over LIBOR or 0.75% or 0.875% over an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility), in each case, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. Prior to March 30, 2018, the interest rate charged on the Revolving Credit Facility was based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility), in each case, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. The Revolving Credit Facility allows for borrowings to be made using one, two, three or six month LIBOR. As of

June 30, 2019, the one, two, three and six month LIBOR was 2.40%, 2.33%, 2.32% and 2.20%, respectively. As of June 30, 2019, the interest rate in effect was LIBOR plus 1.75%. As of December 31, 2018, the one, two, three and six month LIBOR was 2.50%, 2.61%, 2.81% and 2.88%, respectively. As of December 31, 2018, the interest rate in effect was LIBOR plus 1.75%. In addition to the stated interest expense on the Revolving Credit Facility, the Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. The Company is also required to pay a letter of credit fee of either 2.00% or 2.125% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility.

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

For the three and six months ended June 30, 2019 and 2018, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Stated interest expense	$14	$4	$33	$7
Facility fees	2	2	2	4
Amortization of debt issuance costs	2	1	3	2
Total interest and credit facility fees expense	$18	$7	$38	$13
Cash paid for interest expense	$12	$3	$32	$7
Average stated interest rate	3.92%	3.75%	4.07%	3.55%
Average outstanding balance	$1,391	$418	$1,526	$407

Revolving Funding Facility

The Company’s consolidated subsidiary, Ares Capital CP Funding LLC (“Ares Capital CP”), is party to a revolving funding facility (as amended, the “Revolving Funding Facility”), which allows Ares Capital CP to borrow up to $1,275 at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility are January 3, 2022 and January 3, 2024, respectively.

Amounts available to borrow under the Revolving Funding Facility are subject to a borrowing base that applies different advance rates to different types of assets held by Ares Capital CP. Ares Capital CP is also subject to limitations with respect to the loans securing the Revolving Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests, loans with fixed rates and loans with certain investment ratings, as well as restrictions on portfolio company leverage, which may also affect the borrowing base and therefore amounts available to borrow. The Company and Ares Capital CP are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the agreements governing the Revolving Funding Facility. As of June 30, 2019, the Company and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

As of June 30, 2019 and December 31, 2018, there was $608 and $520 outstanding, respectively, under the Revolving Funding Facility. Since December 14, 2018, the interest rate charged on the Revolving Funding Facility was based on one month LIBOR plus 2.00% per annum or a “base rate” (as defined in the agreements governing the Revolving Funding Facility) plus 1.00% per annum. Prior to and including December 13, 2018, the interest rate charged on the Revolving Funding Facility was based on one month LIBOR plus 2.15% per annum or a “base rate” plus 1.15% per annum. Ares Capital CP is also required to pay a commitment fee between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility.

For the three and six months ended June 30, 2019 and 2018, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Funding Facility were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Stated interest expense	$6	$3	$12	$6
Facility fees	1	1	2	3
Amortization of debt issuance costs	1	1	2	2
Total interest and credit facility fees expense	$8	$5	$16	$11
Cash paid for interest expense	$6	$3	$13	$7
Average stated interest rate	4.49%	4.11%	4.50%	3.97%
Average outstanding balance	$493	$293	$511	$292

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

Amounts available to borrow under the SMBC Funding Facility are subject to a borrowing base that applies an advance rate to assets held by ACJB. The Company and ACJB are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the SMBC Funding Facility. As of June 30, 2019, the Company and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

As of June 30, 2019 and December 31, 2018, there was $176 and $245 outstanding, respectively, under the SMBC Funding Facility. The interest rate charged on the SMBC Funding Facility is based on an applicable spread of either 1.75% or 2.00% over one month LIBOR or 0.75% or 1.00% over a “base rate” (as defined in the agreements governing the SMBC Funding Facility), in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. As of June 30, 2019, the interest rate in effect was one month LIBOR plus 1.75%. ACJB is required to pay a commitment fee of between 0.35% and 0.875% per annum depending on the size of the unused portion of the SMBC Funding Facility.

For the three and six months ended June 30, 2019 and 2018, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SMBC Funding Facility were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Stated interest expense	$2	$—	$5	$—
Facility fees	—	1	—	1
Amortization of debt issuance costs	—	—	—	1
Total interest and credit facility fees expense	$2	$1	$5	$2
Cash paid for interest expense	$2	$—	$5	$1
Average stated interest rate	4.33%	3.94%	4.31%	3.84%
Average outstanding balance	$182	$16	$220	$13

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

In certain circumstances, assuming the respective conversion date below has not already passed, the Convertible Unsecured Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of its common stock, at the Company’s election, at their respective conversion rates (listed below as of June 30, 2019) subject to customary anti-dilution adjustments and the requirements of their respective indenture (the “Convertible Unsecured Notes Indentures”). Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Unsecured Notes only under certain circumstances set forth in the Convertible Unsecured Notes Indentures. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding the maturity date for the 2022 Convertible Notes and the second scheduled trading day immediately preceding the maturity date for the 2024 Convertible Notes, holders may convert their Convertible Unsecured Notes at any time. In addition, if the Company engages in certain corporate events as described in their respective Convertible Unsecured Notes Indenture, holders of the Convertible Unsecured Notes may require the Company to repurchase for cash all or part of the Convertible Unsecured Notes at a repurchase price equal to 100% of the principal amount of the Convertible Unsecured Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

Certain key terms related to the convertible features for each of the Convertible Unsecured Notes as of June 30, 2019 are listed below.

	2022 Convertible Notes	2024 Convertible Notes
Conversion premium	15.0%	15.0%
Closing stock price at issuance	$16.86	$17.29
Closing stock price date	January 23, 2017	March 5, 2019
Conversion price(1)	$19.28	$19.88
Conversion rate (shares per one thousand dollar principal amount)(1)	51.8743	50.2930
Conversion dates	August 1, 2021	December 1, 2023
________________________________________

(1)	Represents conversion price and conversion rate, as applicable, as of June 30, 2019, taking into account any applicable de minimis adjustments that will be made on the conversion date.

As of June 30, 2019, the principal amounts of each series of the Convertible Unsecured Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

The Convertible Unsecured Notes Indentures contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a) of the Investment Company Act, or any successor provisions, and to provide financial information to the holders of the Convertible Unsecured Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Unsecured Notes Indentures. As of June 30, 2019, the Company was in compliance in all material respects with the terms of the Convertible Unsecured Notes Indentures.

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

	2022 Convertible Notes	2024 Convertible Notes
Debt and equity component percentages, respectively(1)	96.0% and 4.0%	98.9% and 1.1%
Debt issuance costs(1)	$9	$4
Equity issuance costs(1)	$—	$—
Equity component, net of issuance costs(2)	$15	$13
________________________________________

(1)	At time of issuance.

(2)	At time of issuance and as of June 30, 2019.

In addition to the original issue discount equal to the equity component of the 2024 Convertible Notes, the 2024 Convertible Notes were issued at a discount. The Company records interest expense comprised of both stated interest expense as well as accretion of any original issue discount.

As of June 30, 2019, the components of the carrying value of the Convertible Unsecured Notes, the stated interest rate and the effective interest rate were as follows:

	2022 Convertible Notes	2024 Convertible Notes
Principal amount of debt	$388	$403
Original issue discount, net of accretion	(8)	(12)
Debt issuance costs	(5)	(4)
Carrying value of debt	$375	$387
Stated interest rate	3.750%	4.625%
Effective interest rate(1)	4.60%	5.20%
________________________________________

(1)	The effective interest rate of the debt component of the Convertible Unsecured Notes is equal to the stated interest rate plus the accretion of original issue discount.

In January 2019, the Company repaid in full the $300 in aggregate principal amount of unsecured convertible notes (the “2019 Convertible Notes”) upon their maturity. The 2019 Convertible Notes bore interest at a rate of 4.375% per year, payable semi-annually.

For the three and six months ended June 30, 2019 and 2018, the components of interest expense and cash paid for interest expense for the Convertible Unsecured Notes, as well as any other convertible unsecured notes outstanding during the periods presented are listed below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Stated interest expense	$8	$7	$14	$14
Amortization of debt issuance costs	2	1	1	1
Accretion of original issue discount	1	1	2	3
Total interest expense	$11	$9	$17	$18
Cash paid for interest expense	$—	$—	$14	$20

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

2024 Notes

The Company has issued $650 in aggregate principal amount of unsecured notes that mature on June 10, 2024 (the “2024 Notes”). The 2024 Notes bear interest at a rate of 4.200% per year, payable semi-annually and all principal is due upon maturity. The 2024 Notes may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indenture governing the 2024 Notes, and any accrued and unpaid interest. The 2024 Notes were issued at a discount to the principal amount.

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

2047 Notes

As part of the acquisition of Allied Capital Corporation (“Allied Capital”) in April 2010 (the “Allied Acquisition”), the Company assumed $230 in aggregate principal amount of unsecured notes due on April 15, 2047 (the “2047 Notes” and together with the 2020 Notes, the 2022 Notes, the 2023 Notes, the 2024 Notes and the 2025 Notes, the “Unsecured Notes”). The 2047

Notes bear interest at a rate of 6.875%, payable quarterly and all principal is due upon maturity. The 2047 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option, at a par redemption price of $25.00 per security plus accrued and unpaid interest.

For the three and six months ended June 30, 2019 and 2018, the components of interest expense and cash paid for interest expense for the Unsecured Notes, as well as any other unsecured notes outstanding during the periods presented are listed below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Stated interest expense	$28	$37	$56	$74
Amortization of debt issuance costs	1	2	2	3
Net accretion of original issued discount	1	—	2	—
Accretion of purchase discount	—	—		—
Total interest expense	$30	$39	$60	$77
Cash paid for interest expense	$4	$22	$55	$62

The Unsecured Notes contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a) of the Investment Company Act, or any successor provisions, and to provide financial information to the holders of such notes under certain circumstances. These covenants are subject to important limitations and exceptions set forth in the indentures governing such notes. As of June 30, 2019, the Company was in compliance in all material respects with the terms of the respective indentures governing each of the Unsecured Notes.

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

6.     DERIVATIVE INSTRUMENTS

The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. As of June 30, 2019 and December 31, 2018, the counterparty to these forward currency contracts was Bank of Montreal. Net unrealized gains or losses on foreign currency contracts are included in “net unrealized gains (losses) from foreign currency and other transactions” and net realized gains or losses on forward currency contracts are included in “net realized gains (losses) from foreign currency transactions” in the accompanying consolidated statement of operations.

Forward currency contracts and interest rate swaps are considered undesignated derivative instruments.

Certain information related to the Company’s foreign currency forward contracts is presented below as of June 30, 2019 and December 31, 2018.

As of June 30, 2019
Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	£—	8/16/2019	—	—	Other assets
Total			$—	$—

	As of December 31, 2018
Description	Notional Amount		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	CAD	5	1/4/2019	$—	$—	Other assets
Foreign currency forward contract	CAD	9	1/14/2019	—	—	Other assets
Foreign currency forward contract	CAD	103	2/15/2019	2	—	Other assets
Foreign currency forward contract	CAD	33	3/22/2019	—	—	Other assets
Foreign currency forward contract		€15	1/14/2019	—	—	Other assets
Foreign currency forward contract		€1	2/15/2019	—	—	Accounts payable and other liabilities
Foreign currency forward contract		€24	3/6/2019	—	—	Accounts payable and other liabilities
Foreign currency forward contract		£72	2/15/2019	2	—	Other assets
Total				$4	$—

In December 2017, in connection with $395 of the term loan tranche of the Revolving Credit Facility the Company entered into a three-year interest rate swap agreement to mitigate our exposure to adverse fluctuations in interest rates for a total notional amount of $395 and a maturity date of January 4, 2021. Under the interest rate swap agreement, the Company pays a fixed interest rate of 2.06% and receives a floating rate based on the prevailing one-month LIBOR. As of June 30, 2019 and December 31, 2018, the one-month LIBOR rate in effect was 2.44% and 2.44%, respectively. For the three and six months ended June 30, 2019, the Company recognized $0 and $1, respectively, in realized gains and $3 and $5, respectively, in unrealized losses related to this swap agreement. For the three and six months ended June 30, 2018, the Company recognized $0 and $1, respectively, in realized losses and $2 and $6, respectively, in unrealized gains related to this swap agreement. As of June 30, 2019 and December 31, 2018, this swap agreement had a fair value of $(2) and $4, respectively, which is included in the “other assets”, in the accompanying consolidated balance sheet. Net realized gains or losses on the interest rate swap are included in “net realized gains (losses) from foreign currency and other transactions” in the accompanying consolidated statement of operations. Net unrealized gains or losses on the interest rate swap are included in “net unrealized gains (losses) from foreign currency and other transactions” in the accompanying consolidated statements of operations.

Certain information related to the Company’s interest rate swap is presented below as of June 30, 2019 and December 31, 2018.

	As of June 30, 2019
Description	Payment Terms		Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	Pay Fixed 2.0642%	Receive Floating One-Month LIBOR of 2.44%	$395	1/4/2021	$—	$(2)	Accounts payable and other liabilities
Total					$—	$(2)

	As of December 31, 2018
Description	Payment Terms		Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	Pay Fixed 2.0642%	Receive Floating One-Month LIBOR of 2.44%	$395	1/4/2021	$4	$—	Other assets
Total					$4	$—

7.     COMMITMENTS AND CONTINGENCIES

Investment Commitments

The Company has various commitments to fund investments in its portfolio as described below. As of June 30, 2019 and December 31, 2018, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) the Company’s discretion:

	As of
	June 30, 2019	December 31, 2018
Total revolving and delayed draw loan commitments	$1,999	$1,915
Less: drawn commitments	(411)	(377)
Total undrawn commitments	1,588	1,538
Less: commitments substantially at discretion of the Company	(6)	(6)
Less: unavailable commitments due to borrowing base or other covenant restrictions	—	—
Total net adjusted undrawn revolving and delayed draw loan commitments	$1,582	$1,532

Included within the total revolving and delayed draw loan commitments as of June 30, 2019 and December 31, 2018 were delayed draw loan commitments totaling $569 and $627, respectively. The Company’s commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels).

Also included within the total revolving and delayed draw loan commitments as of June 30, 2019 were commitments to issue up to $341 in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2019, the Company had $39 in letters of credit issued and outstanding under these commitments on behalf of portfolio companies. For all these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $15 expire in 2019 and $24 expire in 2020. As of June 30, 2019, the Company recorded a liability of $1 for certain letters of credit issued and outstanding and none of the other letters of credit issued and outstanding were recorded as a liability on the Company’s balance sheet as such other letters of credit are considered in the valuation of the investments in the portfolio company.

The Company also has commitments to co-invest in the SDLP for the Company’s portion of the SDLP’s commitments to fund delayed draw loans to certain portfolio companies of the SDLP. See Note 4 for more information.

As of June 30, 2019 and December 31, 2018, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

	As of
	June 30, 2019	December 31, 2018
Total private equity commitments	$114	$114
Less: funded private equity commitments	(68)	(73)
Total unfunded private equity commitments	46	41
Less: private equity commitments substantially at discretion of the Company	(46)	(41)
Total net adjusted unfunded private equity commitments	$—	$—

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

Lease Commitments

The Company is obligated under a number of operating leases pursuant to which it is leasing office facilities from third parties with remaining terms ranging from approximately three to eight years. For certain of its operating leases, the Company has entered into subleases including one with Ares Management. See Note 12 for a further description of the sublease with Ares Management.

The components of operating lease expense for the three and six months ended June 30, 2019 were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease costs	$4.4	$9.2
Less: sublease income	4.0	8.4
Total operating lease costs (1)	$0.4	$0.8

(1) Total operating lease costs are incurred from office leases assumed as part of the American Capital Acquisition.

Supplemental cash flow information related to operating leases for the three and six months ended June 30, 2019 was as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$5.8	$11.7
Operating ROU assets obtained in exchange for operating lease liabilities	$3.2	$6.4

Supplemental balance sheet information as of June 30, 2019 related to operating leases was as follows:

As of June 30, 2019
Operating lease ROU assets	$100.8
Operating lease liabilities	$130.8
Weighted average remaining lease term	5.5 years
Weighted average discount rate	4.1%

The following table shows future minimum lease payments under the Company’s operating leases and a reconciliation to the operating lease liability as of June 30, 2019:

As of June 30, 2019
2019	$12.0
2020	24.3
2021	25.1
2022	25.0
2023	25.3
Thereafter	38.7
Total lease payments	150.4
Less imputed interest	(19.6)
Total operating lease liability	$130.8

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

The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of June 30, 2019 and December 31, 2018. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of June 30, 2019
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
First lien senior secured loans	$5,326	Yield analysis	Market yield	3.4% - 15.5%	8.9%
Second lien senior secured loans	4,231	Yield analysis	Market yield	9.3% - 25.4%	11.4%
Subordinated certificates of the SDLP	917	Discounted cash flow analysis	Discount rate	12.3% - 13.3%	12.8%
Senior subordinated loans	685	Yield analysis	Market yield	10.0% - 16.3%	12.5%
Collateralized loan obligations	41	Discounted cash flow analysis	Discount rate	10.0% - 15.6%	14.1%
			Constant prepayment rate	10.0% - 30.0%	20.0%
			Constant default rate	1.0% - 2.5%	2.0%
Preferred equity securities	662	EV market multiple analysis	EBITDA multiple	3.2x - 20.0x	13.0	x
Other equity securities	1,120	EV market multiple analysis	EBITDA multiple	5.0x - 22.4x	11.6	x
Total investments	$12,982

	As of December 31, 2018
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
First lien senior secured loans	$5,836	Yield analysis	Market yield	5.4% - 17.1%	9.2%
Second lien senior secured loans	3,657	Yield analysis	Market yield	9.8% - 20.0%	11.9%
Subordinated certificates of the SDLP	652	Discounted cash flow analysis	Discount rate	12.5% - 13.5%	13.0%
Senior subordinated loans	727	Yield analysis	Market yield	10.0% - 16.8%	13.0%
Collateralized loan obligations	45	Discounted cash flow analysis	Discount rate	10.0% - 15.6%	14.1%
			Constant prepayment rate	10.0% - 30.0%	20.0%
			Constant default rate	1.0% - 2.5%	2.0%
Preferred equity securities	444	EV market multiple analysis	EBITDA multiple	4.2x - 20.0x	12.9x
Other equity securities	1,046	EV market multiple analysis	EBITDA multiple	5.0x - 22.9x	10.8x
Total investments	$12,407

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

The following table presents fair value measurements of cash and cash equivalents, investments and derivatives as of June 30, 2019:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$572	$572	$—	$—
Investments not measured at net asset value	$12,982	$—	$—	$12,982
Investments measured at net asset value (1)	$10
Total investments	$12,992
Derivatives	$—	$—	$—	$—
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

The following table presents changes in investments that use Level 3 inputs as of and for the three and six months ended June 30, 2019:

As of and For the Three Months Ended June 30, 2019
Balance as of March 31, 2019	$13,055
Net realized gains	18
Net unrealized losses	(25)
Purchases	1,248
Sales	(682)
Redemptions	(673)
PIK interest and dividends	37
Net accretion of discount on securities	4
Net transfers in and/or out of Level 3	—
Balance as of June 30, 2019	$12,982

As of and For the Six Months Ended June 30, 2019
Balance as of December 31, 2018	$12,407
Net realized gains	25
Net unrealized losses	(64)
Purchases	3,183
Sales	(1,380)
Redemptions	(1,263)
PIK interest and dividends	67
Net accretion of discount on securities	7
Net transfers in and/or out of Level 3	—
Balance as of June 30, 2019	$12,982

As of June 30, 2019, the net unrealized depreciation on the investments that use Level 3 inputs was $416. For the six months ended June 30, 2019, there were no net transfers out of Level 3.

For the three and six months ended June 30, 2019, the total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the Company’s Level 3 assets still held as of June 30, 2019, and reported within the net unrealized gains (losses) on investments, foreign currency and other transactions in the Company’s consolidated statement of operations was $(18) and $(63), respectively.

The following table presents changes in investments that use Level 3 inputs as of and for the three and six months ended June 30, 2018:

As of and For the Three Months Ended June 30, 2018
Balance as of March 31, 2018	$12,182
Net realized gains	22
Net unrealized gains	60
Purchases	1,365
Sales	(862)
Redemptions	(1,286)
PIK interest and dividends	25
Net accretion of discount on securities	4
Net transfers in and/or out of Level 3	—
Balance as of June 30, 2018	$11,510

As of and For the Six Months Ended June 30, 2018
Balance as of December 31, 2017	$11,824
Net realized gains	22
Net unrealized gains	155
Purchases	2,969
Sales	(1,164)
Redemptions	(2,352)
PIK interest and dividends	49
Net accretion of discount on securities	7
Net transfers in and/or out of Level 3	—
Balance as of June 30, 2018	$11,510

As of June 30, 2018, the net unrealized appreciation on the investments that use Level 3 inputs was $73. For the six months ended June 30, 2018, there were no net transfers out of Level 3.

For the three and six months ended June 30, 2018, the total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the Company’s Level 3 assets still held as of June 30, 2018, and reported within the net unrealized gains (losses) on investments, foreign currency and other transactions in the Company’s consolidated statement of operations was $41 and $113, respectively.

Following are the carrying and fair values of the Company’s debt obligations as of June 30, 2019 and December 31, 2018. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	June 30, 2019			December 31, 2018
	Carrying value(1)		Fair value	Carrying value(1)		Fair value
Revolving Credit Facility	$1,119		$1,119	$1,064		$1,064
Revolving Funding Facility	608		608	520		520
SMBC Funding Facility	176		176	245		245
2019 Convertible Notes (principal amount outstanding of $0 and $300, respectively)	—		—	300	(2)	300
2022 Convertible Notes (principal amount outstanding of $388)	375	(2)	393	372	(2)	388
2024 Convertible Notes (principal amount outstanding of $403 and $0, respectively)	387	(2)	416	—		—
2020 Notes (principal amount outstanding of $600)	599	(3)	603	598	(3)	602
2022 Notes (principal amount outstanding of $600)	596	(4)	607	595	(4)	584
2023 Notes (principal amount outstanding of $750)	745	(5)	747	744	(5)	711
2024 Notes (principal amount outstanding of $650 and $0, respectively)	642	(6)	657	—		—
2025 Notes (principal amount outstanding of $600)	594	(7)	608	593	(6)	570
2047 Notes (principal amount outstanding of $230)	183	(8)	236	183	(7)	224
	$6,024	(9)	$6,170	$5,214	(8)	$5,208
________________________________________

(1)	The Revolving Credit Facility, the Revolving Funding Facility and the SMBC Funding Facility carrying values are the same as the principal amounts outstanding.

(2)	Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes less unamortized debt issuance costs and the unaccreted discount recorded upon the issuances of such notes.

(3)	Represents the aggregate principal amount outstanding of the 2020 Notes less unamortized debt issuance costs and the net unaccreted discount recorded upon the issuances of the 2020 Notes.

(4)	Represents the aggregate principal amount outstanding of the 2022 Notes less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2022 Notes.

(5)	Represents the aggregate principal amount outstanding of the 2023 Notes less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2023 Notes.

(6)	Represents the aggregate principal amount outstanding of the 2024 Notes less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2024 Notes.

(7)	Represents the aggregate principal amount outstanding of the 2025 Notes less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2025 Notes.

(8)	Represents the aggregate principal amount outstanding of the 2047 Notes less the unaccreted purchased discount.

(9)	Total principal amount of debt outstanding totaled $6,124 and $5,297 as of June 30, 2019 and December 31, 2018, respectively.

The following table presents fair value measurements of the Company’s debt obligations as of June 30, 2019 and December 31, 2018:

	As of
Fair Value Measurements Using	June 30, 2019	December 31, 2018
Level 1	$236	$224
Level 2	5,934	4,984
Total	$6,170	$5,208

9.     STOCKHOLDERS’ EQUITY

Except in connection with the Company’s dividend reinvestment plan, there were no issuances of the Company’s equity securities for the six months ended June 30, 2019 and 2018. See Note 11 for information regarding shares of common stock issued or purchased in accordance with the Company’s dividend reinvestment plan.

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

As of June 30, 2019, the Company had repurchased a total of 0.5 shares of its common stock in the open market under the stock repurchase program since the program’s inception in September 2015, at an average price of $13.92 per share, including commissions paid, leaving approximately $493 available for additional repurchases under the program. During the six months ended June 30, 2019 and 2018, the Company did not repurchase any shares of the Company’s common stock under the stock repurchase program.

10.     EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted net increase in stockholders’ equity resulting from operations per share for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net increase in stockholders’ equity resulting from operations available to common stockholders	$200	$254	$414	$496
Weighted average shares of common stock outstanding—basic and diluted	426	426	426	426
Basic and diluted net increase in stockholders’ equity resulting from operations per share	$0.47	$0.60	$0.97	$1.16

For the purpose of calculating diluted net increase in stockholders’ equity resulting from operations per share, the average closing price of the Company’s common stock for the three and six months ended June 30, 2019 was less than the conversion price for each of the Convertible Unsecured Notes outstanding as of June 30, 2019, as well as any other convertible unsecured notes outstanding during the period. For the three and six months ended June 30, 2018, the average closing price of the Company’s common stock was less than the conversion price for each of the Convertible Unsecured Notes outstanding as of June 30, 2018, as well as any other convertible unsecured notes outstanding during the period. Therefore, for all periods presented in the financial statements, the underlying shares for the intrinsic value of the embedded options in the Convertible Unsecured Notes and any other convertible unsecured notes outstanding during the periods presented had no impact on the computation of diluted net increase in stockholders’ equity resulting from operations per share.

11.     DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared and payable during the six months ended June 30, 2019 and 2018:

Date declared	Record date	Payment date	Per share amount		Total amount
April 30, 2019	June 14, 2019	June 28, 2019	$0.40		$170
February 12, 2019	June 14, 2019	June 28, 2019	0.02	(1)	9
February 12, 2019	March 15, 2019	March 29, 2019	0.40		170
February 12, 2019	March 15, 2019	March 29, 2019	0.02	(1)	9
Total declared and payable for the six months ended June 30, 2019			$0.84		$358

May 2, 2018	June 15, 2018	July 29, 2018	$0.38		$162
February 13, 2018	March 15, 2018	March 30, 2018	0.38		162
Total declared and payable for the six months ended June 30, 2018			$0.76		$324
___________________________________________________________________________
(1)    Represents an additional dividend.

The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. When the Company issues new shares in connection with the dividend reinvestment plan, the issue price is equal to the closing price of its common stock on the dividend payment date. Dividend reinvestment plan activity for the six months ended June 30, 2019 and 2018, was as follows:

	For the Six Months Ended June 30,
	2019		2018
Shares issued	0.4		—
Average issue price per share	$17.94		$—
Shares purchased by plan agent to satisfy dividends declared and payable during the period for stockholders	0.5	(1)	0.9	(2)
Average purchase price per share	$17.42		$16.14
___________________________________________________________________________
(1)    Shares were purchased in April 2019.

(2)    Shares were purchased in April 2018 and July 2018.

12.     RELATED PARTY TRANSACTIONS

In accordance with the investment advisory and management agreement, the Company bears all costs and expenses of the operation of the Company and reimburses its investment adviser or its affiliates for certain of such costs and expenses paid for by the investment adviser or its affiliates on behalf of the Company. For the three and six months ended June 30, 2019, the Company’s investment adviser or its affiliates incurred and the Company reimbursed such expenses totaling $2 and $3, respectively. For the three and six months ended June 30, 2018, the Company’s investment adviser or its affiliates incurred and the Company reimbursed such expenses totaling $1 and $3, respectively. The Company’s investment adviser reimbursed the Company approximately $0.5 for certain rent and utilities incurred by the Company during the first quarter of 2018. In addition, during the second quarter of 2018, the Company’s investment adviser reimbursed the Company approximately $2.2, $3.0, $3.2 and $2.9 of rent and utilities for the years ended 2017, 2016, 2015 and 2014, respectively, for an aggregate reimbursement to the Company of $11.8. Beginning April 1, 2018, the Company’s investment adviser bears such rent and utilities expenses.

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

The Company has also entered into agreements with Ares Management LLC and IHAM, pursuant to which Ares Management LLC and IHAM are entitled to use the Company’s proprietary portfolio management software. For the three and six months ended June 30, 2019, amounts payable to the Company under these agreements totaled $0 and $0, respectively. For the three and six months ended June 30, 2018, amounts payable to the Company under these agreements totaled $0 and 0, respectively.

See Notes 3, 4 and 6 for descriptions of other related party transactions.

13.     FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights as of and for the six months ended June 30, 2019 and 2018:

	As of and For the Six Months Ended June 30,
Per Share Data:	2019	2018
Net asset value, beginning of period(1)	$17.12	$16.65
Issuances of convertible notes	0.01	—
Net investment income for period(2)	0.96	0.72
Net realized and unrealized gains for period(2)	0.02	0.44
Net increase in stockholders’ equity	0.99	1.16
Total distributions to stockholders	(0.84)	(0.76)
Net asset value at end of period(1)	$17.27	$17.05
Per share market value at end of period	$17.94	$16.45
Total return based on market value(3)	20.54%	9.48%
Total return based on net asset value(4)	5.84%	6.99%
Shares outstanding at end of period	427	426
Ratio/Supplemental Data:
Net assets at end of period	$7,368	$7,270
Ratio of operating expenses to average net assets(5)(6)	9.27%	9.35%
Ratio of net investment income to average net assets(5)(7)	11.25%	8.58%
Portfolio turnover rate(5)	41%	23%
_______________________________________________________________________________

(1)	The net assets used equals the total stockholders’ equity on the consolidated balance sheet.

(2)	Weighted average basic per share data.

(3)
For the six months ended June 30, 2019, the total return based on market value equaled the increase of the ending market value at June 30, 2019 of $17.94 per share from the ending market value at December 31, 2018 of $15.58 per share plus the declared and payable dividends of $0.84 per share for the six months ended June 30, 2019, divided by the market value at December 31, 2018. For the six months ended June 30, 2018, the total return based on market value equaled the increase of the ending market value at June 30, 2018 of $16.45 per share from the ending market value at December 31, 2017 of $15.72 per share plus the declared and payable dividends of $0.76 per share for the six months ended June 30, 2018, divided by the market value at December 31, 2017. The Company’s shares fluctuate in value. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(4)
For the six months ended June 30, 2019, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $0.84 per share for the six months ended June 30, 2019, divided by the beginning net asset value for the period. For the six months ended June 30, 2018, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $0.76 per share for the six months ended June 30, 2018, divided by the beginning net asset value for the period. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan, the issuance of common stock in connection with any equity offerings and the equity components of any convertible notes issued during the period. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5)	The ratios reflect an annualized amount.

(6)
For the six months ended June 30, 2019, the ratio of operating expenses to average net assets consisted of 2.71% of base management fees, 2.71% of income based fees and capital gains incentive fees, net of the Fee Waiver (3.26% of income based fees and capital gains incentive fees, excluding the Fee Waiver), 3.73% of the cost of borrowing and 0.12% of other operating expenses. For the six months ended June 30, 2018, the ratio of operating expenses to average net assets consisted of 2.56% of base management fees, 2.70% of income based fees and capital gains incentive fees, net of the Fee Waiver (3.26% of income based fees and capital gains incentive fees, excluding the Fee Waiver), 3.41% of the cost of borrowing and 0.68% of other operating expenses.

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

On May 20, 2013, the Company was named as one of several defendants in an action filed in the United States District Court for the Eastern District of Pennsylvania by the bankruptcy trustee of DSI Renal Holdings LLC (“DSI Renal”) and two affiliate companies. On March 17, 2014, the motion by the Company and the other defendants to transfer the case to the United States District Court for the District of Delaware (the “Delaware Court”) was granted. On May 6, 2014, the Delaware Court referred the matter to the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The complaint alleges, among other things, that each of the named defendants participated in a purported fraudulent transfer involving the restructuring of a subsidiary of DSI Renal. Among other things, the complaint seeks, jointly and severally from all defendants, (1) damages of approximately $425, of which the complaint states the Company’s individual share is approximately $117, (2) interest thereon according to law, and (3) punitive damages. The defendants filed a motion to dismiss all claims on August 5, 2013. On July 20, 2017, the Bankruptcy Court issued an order granting the motion to dismiss certain claims and denying the motion to dismiss certain other claims, including the purported fraudulent transfer claims. The defendants answered the complaint on August 31, 2017. Discovery has ended and dispositive motions have been fully briefed, but the Bankruptcy Court has not yet ruled on the motions. No trial date has been set. The Company is currently unable to assess with any certainty whether it may have any exposure in this matter. However, the Company believes the plaintiff’s claims are without merit and intends to vigorously defend itself in this matter.

On August 3, 2017, American Capital and one of its former portfolio companies were awarded a judgment plus prejudgment interest by the United States District Court for the District of Maryland (the “District Court”) following a bench trial in a case first filed by one of American Capital’s insurance companies concerning coverage for bodily injury claims against American Capital and/or its former portfolio company. The District Court found that the carrier breached its duty to defend American Capital and its former portfolio company against more than 1,000 bodily injury claims and awarded American Capital damages plus prejudgment interest. The United States Court of Appeals for the Fourth Circuit entered a judgment affirming the District Court judgment in all respects in the amount of approximately $89. On March 15, 2019, the carrier paid the approximately $89 judgment in full, of which the American Capital share was approximately $53. In connection with the payment of the judgment, the Company recognized a $46 realized gain in the first quarter of 2019, which was net of previously secured judgment insurance. The realized gain is included in “net realized gains (losses) from foreign currency and other transactions” in the accompanying consolidated statement of operations. American Capital has petitioned the District Court for recovery of its reasonable legal fees and costs in connection with the litigation. The extent of American Capital’s recovery of such fees and costs is not yet known. The Company expects that the earliest this matter will be resolved is the third quarter of 2019.

15.     SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2019.

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, in our Registration Statement on Form N-2, filed on May 24, 2019 and in this Quarterly Report.

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

Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in first lien senior secured loans (including “unitranche” loans which are loans that combine both senior and mezzanine debt, generally in a first lien position), second lien senior secured loans and mezzanine debt, which in some cases includes an equity component like warrants.

To a lesser extent, we also make preferred and/or common equity investments, which have generally been non-control equity investments, of less than $20 million (usually in conjunction with a concurrent debt investment). However, we may increase the size or change the nature of these investments.

Since our initial public offering (“IPO”) on October 8, 2004 through June 30, 2019, our exited investments resulted in an asset level realized gross internal rate of return to us of approximately 14% (based on original cash invested, net of syndications, of approximately $26.0 billion and total proceeds from such exited investments of approximately $33.2 billion) Internal rate of return is the discount rate that makes the net present value of all cash flows related to a particular investment equal to zero. Internal rate of return is gross of expenses related to investments as these expenses are not allocable to specific investments. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of a debt investment or sale of an investment or through the determination that no further consideration was collectible and, thus, a loss may have been realized. Approximately 61% of these exited investments resulted in an asset level realized gross internal rate of return to us of 10% or greater.

Additionally, since our IPO on October 8, 2004 through June 30, 2019, our realized gains have exceeded our realized losses by approximately $1.1 billion (excluding a one time gain on the acquisition of Allied Capital Corporation (the “Allied Acquisition”) and realized gains/losses from the extinguishment of debt and other transactions). For this same time period, our average annualized net realized gain rate was approximately 1.2% (excluding realized gains/losses from the extinguishment of debt and other transactions). Net realized gain/loss rates for a particular period are the amount of net realized gains/losses during such period divided by the average quarterly investments at amortized cost in such period.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our investment activity for the three months ended June 30, 2019 and 2018 is presented below.

	For the Three Months Ended June 30,
(dollar amounts in millions)	2019	2018
New investment commitments(1):
New portfolio companies	$504	$418
Existing portfolio companies	803	1,201
Total new investment commitments(2)	$1,307	$1,619
Less:
Investment commitments exited(3)	1,348	2,200
Net investment commitments	$(41)	$(581)
Principal amount of investments funded:
First lien senior secured loans	$598	$921
Second lien senior secured loans	394	321
Subordinated certificates of the SDLP(4)	170	111
Senior subordinated loans	—	8
Preferred equity securities	55	4
Other equity securities	32	11
Total	$1,249	$1,376
Principal amount of investments sold or repaid:
First lien senior secured loans	$1,050	$1,394
Second lien senior secured loans	141	527
Subordinated certificates of the SDLP(4)	45	2
Senior subordinated loans	85	159
Collateralized loan obligations	1	15
Preferred equity securities	13	20
Other equity securities	4	12
Total	$1,339	$2,129
Number of new investment commitments(5)	33	46
Average new investment commitment amount	$40	$35
Weighted average term for new investment commitments (in months)	93	75
Percentage of new investment commitments at floating rates	93%	99%
Percentage of new investment commitments at fixed rates	—%	—%
Weighted average yield of debt and other income producing securities(6):
Funded during the period at amortized cost	10.0%	9.4%
Funded during the period at fair value(7)	10.1%	9.4%
Exited or repaid during the period at amortized cost	9.3%	8.9%
Exited or repaid during the period at fair value(7)	9.4%	8.9%
_______________________________________________________________________________

(1)
New investment commitments include new agreements to fund revolving loans or delayed draw loans. See “Off Balance Sheet Arrangements” as well as Note 7 to our consolidated financial statements for the three and six months ended June 30, 2019, for more information on our commitments to fund revolving loans or delayed draw loans.

(2)	Includes both funded and unfunded commitments. Of these new investment commitments, we funded $1.0 billion and $1.2 billion for the three months ended June 30, 2019 and 2018, respectively.

(3)
Includes both funded and unfunded commitments. For the three months ended June 30, 2019 and 2018, investment commitments exited included exits of unfunded commitments of $150 million and $149 million, respectively.

(4)	See “Senior Direct Lending Program” below and Note 4 to our consolidated financial statements for the three and six months ended June 30, 2019 for more information on the SDLP (as defined below).

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

(7)	Represents fair value for investments in the portfolio as of the most recent prior quarter end, if applicable.

As of June 30, 2019 and December 31, 2018, our investments consisted of the following:

	As of
	June 30, 2019		December 31, 2018
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured loans(1)	$5,506	$5,326	$5,976	$5,836
Second lien senior secured loans	4,481	4,231	3,878	3,657
Subordinated certificates of the SDLP(2)	917	917	652	652
Senior subordinated loans	655	685	717	727
Collateralized loan obligations	42	41	44	45
Preferred equity securities	789	662	576	444
Other equity securities	1,001	1,130	911	1,056
Total	$13,391	$12,992	$12,754	$12,417

_______________________________________________________________________________

(1)
First lien senior secured loans include certain loans that we classify as “unitranche” loans. The total amortized cost and fair value of the loans that we classified as “unitranche” loans were $1,562 and $1,503, respectively, as of June 30, 2019, and $1,535 and $1,488, respectively, as of December 31, 2018.

(2)
The proceeds from these certificates were applied to co-investments with Varagon Capital Partners (“Varagon”) and its clients to fund first lien senior secured loans to 23 and 21 different borrowers as of June 30, 2019 and December 31, 2018, respectively.

The weighted average yields at amortized cost and fair value of the following portions of our portfolio as of June 30, 2019 and December 31, 2018 were as follows:

	As of
	June 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and other income producing securities(1)	10.4%	10.5%	10.2%	10.3%
Total portfolio(2)	9.2%	9.5%	9.0%	9.3%
First lien senior secured loans(2)	8.4%	8.7%	8.4%	8.7%
Second lien senior secured loans(2)	10.3%	10.9%	10.4%	11.1%
Subordinated certificates of the SDLP(2)(3)	14.8%	14.8%	15.0%	15.0%
Senior subordinated loans(2)	13.6%	13.0%	12.7%	12.5%
Collateralized loan obligations	24.7%	25.1%	22.7%	22.2%
Income producing equity securities(2)	13.0%	12.7%	13.5%	13.4%
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

Set forth below is the grade distribution of our portfolio companies as of June 30, 2019 and December 31, 2018:

	As of
	June 30, 2019				December 31, 2018
(dollar amounts in millions)	Fair Value	%	Number of Companies	%	Fair Value	%	Number of Companies	%
Grade 1	$101	0.8%	23	6.7%	$107	0.9%	18	5.2%
Grade 2	490	3.8%	13	3.8%	455	3.7%	12	3.5%
Grade 3	11,110	85.5%	293	84.9%	10,680	85.9%	300	87.2%
Grade 4	1,291	9.9%	16	4.6%	1,175	9.5%	14	4.1%
Total	$12,992	100.0%	345	100.0%	$12,417	100.0%	344	100.0%
As of June 30, 2019 and December 31, 2018, the weighted average grade of the investments in our portfolio at fair value was 3.0 and 3.0, respectively.

As of June 30, 2019, investments on non-accrual status represented 2.3% and 0.2% of the total investments at amortized cost and at fair value, respectively. As of December 31, 2018, investments on non-accrual status represented 2.5% and 0.6% of the total investments at amortized cost and at fair value, respectively.

Senior Direct Lending Program

We have established a joint venture with Varagon to make certain first lien senior secured loans, including certain stretch senior and unitranche loans, primarily to U.S. middle-market companies. Varagon was formed in 2013 as a lending platform by American International Group, Inc. and other partners. The joint venture is called the Senior Direct Lending Program, LLC (d/b/a the “Senior Direct Lending Program” or the “SDLP”). In July 2016, we and Varagon and its clients completed the initial funding of the SDLP. The SDLP may generally commit and hold individual loans of up to $300 million. The SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SDLP must be approved by an investment committee of the SDLP consisting of representatives of ours and Varagon (with approval from a representative of each required).

We provide capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. As of June 30, 2019, we and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates.

As of June 30, 2019 and December 31, 2018, we and Varagon and its clients had agreed to make capital available to the SDLP of $6.2 billion and $6.4 billion, respectively, in the aggregate, of which $1,444 million and $1,444 million, respectively, is to be made available from us. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP. Below is a summary of the funded capital and unfunded capital commitments of the SDLP.

	As of
(in millions)	June 30, 2019	December 31, 2018
Total capital funded to the SDLP(1)	$3,852	$3,104
Total capital funded to the SDLP by the Company(1)	$917	$652
Total unfunded capital commitments to the SDLP(2)	$296	$187
Total unfunded capital commitments to the SDLP by the Company(2)	$68	$39
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

The amortized cost and fair value of our SDLP Certificates held by us were $917 million and $917 million, respectively, as of June 30, 2019 and $652 million and $652 million, respectively, as of December 31, 2018. Our yield on our investment in the SDLP Certificates at amortized cost and fair value was 14.8% and 14.8%, respectively, as of June 30, 2019 and 15.0% and 15.0%, respectively, as of December 31, 2018. For the three and six months ended June 30, 2019, we earned interest income of $32 million and $59 million, respectively, from our investment in the SDLP Certificates. For the three and six months ended June 30, 2018, we earned interest income of $20 million and $39 million, respectively, from our investment in the SDLP Certificates. We are also entitled to certain fees in connection with the SDLP. For the three and six months ended June 30, 2019, in connection with the SDLP, we earned capital structuring service and other fees totaling $11 million and $15 million, respectively. For the three and six months ended June 30, 2018, in connection with the SDLP, we earned capital structuring service and other fees totaling $5 million and $8 million, respectively.

As of June 30, 2019 and December 31, 2018, the portfolio was comprised of all first lien senior secured loans primarily to U.S. middle-market companies and were in industries similar to the companies in our portfolio. As of June 30, 2019 and December 31, 2018, none of the loans were on non-accrual status. Below is a summary of the SDLP’s portfolio as of June 30, 2019 and December 31, 2018:

	As of
(dollar amounts in millions)	June 30, 2019	December 31, 2018
Total first lien senior secured loans(1)(2)	$3,780	$3,086
Weighted average yield on first lien senior secured loans(3)	8.2%	8.4%
Largest loan to a single borrower(1)	$350	$249
Total of five largest loans to borrowers(1)	$1,357	$1,132
Number of borrowers in the SDLP	23	21
Commitments to fund delayed draw loans (4)	$296	$187
_______________________________________________________________________________

(1)                                 At principal amount.

(2)
First lien senior secured loans include certain loans that the SDLP classifies as “unitranche” loans. As of June 30, 2019 and December 31, 2018, the total principal amount of loans in the SDLP portfolio that the SDLP classified as “unitranche” loans was $3,661 and $2,968, respectively.

(3)	Computed as (a) the annual stated interest rate on accruing first lien senior secured loans, divided by (b) total first lien senior secured loans at principal amount.

(4)	As discussed above, these commitments have been approved by the investment committee of the SDLP.

Selected financial information for the SDLP as of June 30, 2019 and December 31, 2018 and for the three months ended June 30, 2019 and 2018, was as follows:

	As of
(in millions)	June 30, 2019	December 31, 2018
Selected Balance Sheet Information:
Investments at fair value (amortized cost of $3,779 and $3,086, respectively)	$3,715	$3,043
Other assets	163	92
Total assets	$3,878	$3,135

Senior notes	$2,714	$2,189
Intermediate funding notes	89	171
Other liabilities	65	54
Total liabilities	2,868	2,414
Subordinated certificates and members’ capital	1,010	721
Total liabilities and members’ capital	$3,878	$3,135

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Selected Statement of Operations Information:
Total interest and other income	$76	$56	$143	$106
Interest expense	35	28	68	53
Other expenses	4	4	7	6
Total expenses	39	32	75	59
Net investment income	37	24	68	47
Net realized and unrealized losses on investments	(15)	(8)	(23)	(8)
Net increase in members’ capital resulting from operations	$22	$16	$45	$39

SDLP Loan Portfolio as of June 30, 2019

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount	Fair Value(2)
42 North Dental, LLC (3)	Dental services provider	5/2022	8.5%	$138.0	$138.0
ADCS Clinics Intermediate Holdings, LLC (3)	Dermatology practice	5/2022	8.1%	78.2	76.7
AEP Holdings, Inc. (3)(4)	Distributor of non-discretionary, mission-critical aftermarket replacement parts	8/2021	8.6%	159.1	151.2
BakeMark Holdings, Inc.	Manufacturer and distributor of specialty bakery ingredients	8/2023	7.7%	246.5	246.5
Center for Autism and Related Disorders, LLC (3)	Autism treatment and services provider specializing in applied behavior analysis therapy	11/2024	6.4%	118.4	118.4
Chariot Acquisition, LLC (3)	Aftermarket golf cart parts and accessories	9/2021	8.8%	99.9	98.9
Chesapeake Research Review, LLC (3)	Provider of central institutional review boards over clinical trials	11/2023	8.1%	241.8	241.8
D4C Dental Brands, Inc. (3)(4)	Dental services provider	12/2022	8.7%	171.9	171.9
Emergency Communications Network, LLC (3)	Provider of mission critical emergency mass notification solutions	6/2023	8.7%	220.3	204.9
EN Engineering, L.L.C. (3)	National utility services firm providing engineering and consulting services to natural gas, electric power and other energy and industrial end markets	6/2021	6.8%	85.9	85.9
Entertainment Partners Canada ULC (3)(4)	Provider of entertainment workforce and production management solutions	5/2026	8.1%	350.0	346.5
Excelligence Learning Corporation (3)	Developer, manufacturer and retailer of educational products	4/2023	8.4%	147.1	122.1
FS Squared Holding Corp. (3)(4)	Provider of on-site vending and micro-market solutions to employers	3/2025	7.6%	182.6	180.8
Infogix, Inc. (3)(4)	Enterprise data analytics and integrity software solutions provider	4/2024	8.3%	126.2	126.2
ISS Compressors Industries, Inc.	Provider of repairs, refurbishments and services to the broader industrial end user markets	6/2020	9.6%	80.6	80.6
KeyImpact Holdings, Inc. (4)	Foodservice sales and marketing agency	11/2021	8.5%	74.4	74.4
Nordco Inc. (3)	Railroad maintenance-of-way machinery	8/2020	9.1%	110.1	104.6
Pegasus Intermediate Holdings, LLC (3)	Provider of plant maintenance and scheduling software	5/2025	8.2%	271.5	268.8
Penn Detroit Diesel Allison, LLC	Distributor of aftermarket parts to the heavy-duty truck industry	12/2021	8.7%	78.0	78.0
SM Wellness Holdings, Inc. (3)(4)	Breast cancer screening provider	8/2024	7.9%	223.1	223.1
TDG Group Holding Company (3)(4)	Operator of multiple franchise concepts primarily related to home maintenance or repairs	5/2024	7.8%	247.6	247.6
Towne Holdings, Inc.	Parking management and hospitality services provider	5/2022	7.8%	130.7	130.7
Woodstream Group, Inc. (3)	Pet products manufacturer	5/2022	8.6%	197.6	197.6
				$3,779.5	$3,715.2
_______________________________________________________________________________

(1)	Represents the weighted average annual stated interest rate as of June 30, 2019. All interest rates are payable in cash.

(2)
Represents the fair value in accordance with Accounting Standards Codification 820-10, Fair Value Measurements and Disclosures (“ASC 820”). The determination of such fair value is not included in our board of directors valuation process described elsewhere herein.

(3)	We also hold a portion of this company’s first lien senior secured loan.

(4)	We hold an equity investment in this company.

SDLP Loan Portfolio as of December 31, 2018

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount	Fair Value(2)
42 North Dental, LLC (fka Gentle Communications, LLC (3))	Dental services provider	5/2022	8.4%	126.8	$126.8
ADCS Billings Intermediate Holdings, LLC (3)	Dermatology practice	5/2022	8.3%	78.6	76.3
AEP Holdings, Inc. (3)(4)	Distributor of non-discretionary, mission-critical aftermarket replacement parts	8/2021	8.5%	160.0	156.8
BakeMark Holdings, Inc. (3)	Manufacturer and distributor of specialty bakery ingredients	8/2023	7.8%	247.8	247.7
Center for Autism and Related Disorders, LLC (3)	Autism treatment and services provider specializing in applied behavior analysis therapy	12/2022	6.5%	119.0	117.8
Chariot Acquisition, LLC (3)	Aftermarket golf cart parts and accessories	9/2021	9.3%	102.5	101.5
Chesapeake Research Review, LLC (3)	Provider of central institutional review boards over clinical trials	11/2023	8.6%	198.4	198.4
D4C Dental Brands, Inc. (3)(4)	Dental services provider	12/2022	9.0%	161.1	161.1
Emergency Communications Network, LLC (3)	Provider of mission critical emergency mass notification solutions	6/2023	8.8%	221.2	214.7
EN Engineering, LLC (3)	National utility services firm providing engineering and consulting services to natural gas, electric power and other energy and industrial end markets	6/2021	7.0%	86.4	86.4
Excelligence Holdings Corporation (3)	Developer, manufacturer and retailer of educational products	4/2023	8.5%	147.6	127.2
Infogix, Inc. (3)(4)	Enterprise data analytics and integrity software solutions provider	4/2024	8.8%	126.8	126.8
ISS Compressors Industries, Inc.	Provider of repairs, refurbishments and services to the broader industrial end user markets	6/2020	9.4%	76.4	76.4
KeyImpact Holdings, Inc. (4)	Foodservice sales and marketing agency	11/2021	8.7%	74.8	74.8
Nordco Inc. (3)	Railroad maintenance-of-way machinery	8/2020	8.9%	110.1	105.7
Pegasus Intermediate Holdings, LLC (3)	Provider of plant maintenance and scheduling software	11/2022	8.5%	176.2	176.2
Penn Detroit Diesel Allison LLC	Distributor of aftermarket parts to the heavy-duty truck industry	12/2021	8.8%	78.4	78.4
SM Wellness Holdings, Inc. and SM Holdco, Inc. (3)(4)	Breast cancer screening provider	8/2024	8.0%	213.0	211.9
TDG Group Holding Company (3)(4)	Operator of multiple franchise concepts primarily related to home maintenance or repairs	5/2024	8.3%	248.8	246.3
Towne Holdings, Inc.	Parking management and hospitality services provider	5/2022	7.8%	131.3	131.3
Woodstream Corporation (3)	Pet products manufacturer	5/2022	8.9%	201.0	200.9
				$3,086.2	$3,043.4
______________________________________

(1)	Represents the weighted average annual stated interest rate as of December 31, 2018. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC 820-10. The determination of such fair value is not included in our board of directors valuation process described elsewhere herein.

(3)	We also hold a portion of this company’s first lien senior secured loan.

(4)	We hold an equity investment in this company.

RESULTS OF OPERATIONS

For the three and six months ended June 30, 2019 and 2018

Operating results for the three and six months ended June 30, 2019 and 2018 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Total investment income	$382	$333	$755	$650
Total expenses, net of waiver of income based fees	170	165	338	333
Net investment income before income taxes	212	168	417	317
Income tax expense, including excise tax	4	6	8	11
Net investment income	208	162	409	306
Net realized gains on investments and foreign currency transactions	21	27	77	15
Net unrealized gains (losses) on investments, foreign currency and other transactions	(29)	65	(72)	175
Net increase in stockholders’ equity resulting from operations	$200	$254	$414	$496

Net income can vary substantially from period to period due to various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net increase in stockholders’ equity resulting from operations may not be meaningful.

Investment Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Interest income from investments	$296	$262	$585	$516
Capital structuring service fees	38	25	83	54
Dividend income	38	24	69	46
Other income	10	22	18	34
Total investment income	$382	$333	$755	$650

The increase in interest income from investments for the three months ended June 30, 2019 from the comparable period in 2018 was primarily due to an increase in the average size of our portfolio and an increase in the weighted average yield of our portfolio. The size of our portfolio increased from an average of $11.8 billion at amortized cost for the three months ended June 30, 2018 to $13.4 billion at amortized cost for the comparable period in 2019. The weighted average yield at amortized cost of our portfolio increased from 9.1% for the three months ended June 30, 2018 to 9.4% for the comparable period in 2019. The increase in the weighted average yield at amortized cost was primarily due to a slight increase in higher yielding investments including investments in second lien senior secured loans and the SDLP Certificates. The increase in capital structuring service fees for the three months ended June 30, 2019 from the comparable period in 2018 was primarily due to the increase in the weighted average capital structuring service fees, which increased from 1.6% for the three months ended June 30, 2018 to 3.0% for the comparable period in 2019. This increase was primarily due to an increase in transactions with larger portfolio companies in larger issuances which resulted in higher fee opportunities for us during the three months ended June 30, 2019 as compared to the comparable period in 2018. This increase was partially offset by a decrease in new investment commitments, which decreased from $1.6 billion for the three months ended June 30, 2018 to $1.3 billion for the comparable period in 2019. Dividend income for the three months ended June 30, 2019 and 2018 included dividends received from Ivy Hill Asset Management, L.P. (“IHAM”) totaling $18 million and $15 million, respectively. Dividend income for the three months ended June 30, 2019 included other recurring dividends of $19 million compared to $7 million for the comparable period in 2018 as a result of an increase in income producing equity securities.

The increase in interest income from investments for the six months ended June 30, 2019 from the comparable period in 2018 was primarily due to an increase in the average size of our portfolio and an increase in the weighted average yield of our portfolio. The size of our portfolio increased from an average of $11.9 billion at amortized cost for the six months ended June 30, 2018 to $13.3 billion at amortized cost for the comparable period in 2019. The weighted average yield at amortized cost of our portfolio increased from 9.0% for the six months ended June 30, 2018 to 9.4% for the comparable period in 2019. The increase in the weighted average yield at amortized cost was primarily due to a slight increase in higher yielding investments including investments in second lien senior secured loans and the SDLP Certificates. The increase in capital structuring service fees for the six months ended June 30, 2019 was primarily due to the increase in the weighted average capital structuring service fees, which increased from 1.6% for the six months ended June 30, 2018 to 2.6% for the comparable period in 2019. This increase was primarily due to an increase in transactions with larger portfolio companies in larger issuances which resulted in higher fee opportunities for us during the six months ended June 30, 2019 as compared to the comparable period in 2018. Dividend income for the six months ended June 30, 2019 and 2018 included dividends received from IHAM totaling $33 million and $28 million, respectively. Dividend income for the six months ended June 30, 2019 included other recurring dividends of $33 million compared to $13 million for the comparable period in 2018 as a result of an increase in income producing equity securities.

Operating Expenses

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Interest and credit facility fees	$69	$61	$136	$121
Base management fees	50	45	99	91
Income based fees	49	40	97	78
Capital gains incentive fees	(1)	18	1	38
Administrative fees	3	4	7	7
Other general and administrative	10	7	18	18
Total operating expenses	180	175	358	353
Waiver of income based fees	(10)	(10)	(20)	(20)
Total expenses, net of waiver of income based fees	$170	$165	$338	$333

Interest and credit facility fees for the three and six months ended June 30, 2019 and 2018, were comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Stated interest expense	$58	$51	$120	$101
Facility fees	3	4	4	8
Amortization of debt issuance costs	6	5	8	9
Net accretion of discount on notes payable	2	1	4	3
Total interest and credit facility fees	$69	$61	$136	$121

Stated interest expense for the three months ended June 30, 2019 increased from the comparable period in 2018 primarily due to the increase in the average principal amount of debt outstanding. For the three months ended June 30, 2019, our average principal debt outstanding increased to $5.8 billion as compared to $4.9 billion for the comparable period in 2018. The weighted average stated interest rate on our outstanding debt was 4.1% for the three months ended June 30, 2019 as compared to 4.1% for the comparable period in 2018.

Stated interest expense for the six months ended June 30, 2019 increased from the comparable period in 2018 primarily due to the increase in the average principal amount of debt outstanding. For the six months ended June 30, 2019, our average principal debt outstanding increased to $5.8 billion as compared to $4.9 billion for the comparable period in 2018. The weighted average stated interest rate on our outstanding debt was 4.1% for the six months ended June 30, 2019 as compared to

4.1% for the comparable period in 2018. Facility fees for the six months ended June 30, 2019 decreased from the comparable period in 2018 primarily due to the higher utilization of our revolving facilities resulting in lower unused commitment fees.

The increase in base management fees for the three and six months ended June 30, 2019 from the comparable periods in 2018 was primarily due to the increase in the average size of our portfolio for the three and six months ended June 30, 2019 as compared to the comparable periods in 2018.

The increase in income based fees for the three and six months ended June 30, 2019 from the comparable periods in 2018 was primarily due to the pre-incentive fee net investment income, as defined in the investment advisory and management agreement, for the three and six months ended June 30, 2019 being higher than in the comparable period in 2018. The results for the three and six months ended June 30, 2019 reflect a fee waiver of $10 million and $20 million, respectively, of income based fees that Ares Capital Management agreed to waive in connection with the acquisition of American Capital, Ltd. (“American Capital”), for each of the first ten calendar quarters beginning with the second quarter of 2017 and ending with the third quarter of 2019 (the “Fee Waiver”). The results for the three and six months ended June 30, 2018 reflect the Fee Waiver of $10 million and $20 million, respectively.

For the three months ended June 30, 2019, the reduction in the capital gains incentive fee calculated in accordance with Generally Accepted Accounting Principles (“GAAP”) was $1 million. For the six months ended June 30, 2019, the capital gains incentive fee calculated in accordance with GAAP was $1 million. For the three and six months ended June 30, 2018, the capital gains incentive fee calculated in accordance with GAAP was $18 million and $38 million, respectively. The capital gains incentive fee expense accrual for the three months ended June 30, 2019 changed from the comparable period in 2018 primarily due to net losses on investments, foreign currency and other transactions for the three months ended June 30, 2019 of $8 million compared to net gains of $92 million for the three months ended June 30, 2018. The capital gains incentive fee expense accrual for the six months ended June 30, 2019 changed from the comparable period in 2018 primarily due to the decrease in net gains on investments, foreign currency and other transactions for the six months ended June 30, 2019 of $5 million compared to net gains of $190 million for the six months ended June 30, 2018. The capital gains incentive fee accrued under GAAP includes an accrual related to unrealized capital appreciation, whereas the capital gains incentive fee actually payable under our investment advisory and management agreement does not. There can be no assurance that such unrealized capital appreciation will be realized in the future. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. As of June 30, 2019, the total capital gains incentive fee accrual calculated in accordance with GAAP was $63 million. As of June 30, 2019, there was no capital gains incentive fee actually payable under our investment advisory and management agreement. See Note 3 to our consolidated financial statements for the three and six months ended June 30, 2019, for more information on the base management fees, income based fees and capital gains incentive fees.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three and six months ended June 30, 2019, we recorded a net expense of $3 million and $7 million, respectively, for U.S. federal excise tax. For the three and six months ended June 30, 2018, we recorded a net expense of $3 million and $7 million, respectively, for U.S. federal excise tax.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three and six months ended June 30, 2019, we recorded a net tax expense of approximately $1 million and $1 million for these subsidiaries, respectively. For the three and six months ended June 30, 2018, we recorded a net tax expense of approximately $3 million and $4 million for these subsidiaries, respectively. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.

Net Realized Gains/Losses

The net realized gains from the sales, repayments or exits of investments during the three and six months ended June 30, 2019 and 2018 were comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Sales, repayments or exits of investments(1)	$1,352	$2,142	$2,638	$3,510
Net realized gains on investments:
Gross realized gains	20	31	32	42
Gross realized losses	(2)	(9)	(7)	(20)
Total net realized gains on investments	$18	$22	$25	$22
_______________________________________________________________________________

(1)
Includes $432 million and $719 million of investments sold to IHAM and certain vehicles managed by IHAM during the three and six months ended June 30, 2019, respectively. Net realized losses of $1 million and $2 million were recorded on these transactions with IHAM during the three and six months ended June 30, 2019, respectively. See Note 4 to our consolidated financial statements for the three and six months ended June 30, 2019 for more detail on IHAM and its managed vehicles.

The net realized gains (losses) on investments during the three months ended June 30, 2019 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
CFW Co-Invest, L.P.	$8
American Academy Holdings, LLC	8
Other, net	2
Total	$18

During the three months ended June 30, 2019, we recognized net realized gains on foreign currency and other transactions of $3 million.

The net realized gains (losses) on investments during the three months ended June 30, 2018 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
TDG Group Holding Company	$8
PowerPlan, Inc.	7
CFW Co-Invest, L.P.	3
AwarePoint Corporation	(4)
Other, net	8
Total	$22

During the three months ended June 30, 2018, we recognized net realized gains on foreign currency transactions of $5 million.

The net realized gains (losses) on investments during the six months ended June 30, 2019 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
CFW Co-Invest, L.P.	$8
American Academy Holdings, LLC	8
PDI TA Holdings, Inc.	4
Other, net	5
Total	$25

During the six months ended June 30, 2019, we recognized net realized gains on foreign currency transactions of $6 million. We also recognized a net realized gain of $46 million in connection with the receipt of a litigation judgment payment related to a former portfolio company of American Capital. See Note 14 to our consolidated financial statements for the three and six months ended June 30, 2019 for more information on the judgment.

The net realized gains (losses) on investments during the six months ended June 30, 2018 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
TDG Group Holding Company	$8
PowerPlan, Inc.	7
CFW Co-Invest, L.P.	4
AwarePoint Corporation	(4)
EcoMotors, Inc.	(9)
Other, net	16
Total	$22

During the six months ended June 30, 2018, we recognized net realized losses on foreign currency transactions of $7 million.

Net Unrealized Gains/Losses

We value our portfolio investments quarterly and the changes in value are recorded as unrealized gains or losses in our consolidated statement of operations. Net unrealized gains and losses on investments for the three and six months ended June 30, 2019 and 2018 were comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Unrealized appreciation	$77	$161	$106	$281
Unrealized depreciation	(98)	(107)	(175)	(165)
Net unrealized (appreciation) depreciation reversed related to net realized gains or losses(1)	(3)	6	6	40
Total net unrealized gains (losses) on investments	$(24)	$60	$(63)	$156
_______________________________________________________________________________

(1)
The net unrealized (appreciation) depreciation reversed related to net realized gains or losses represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior period.

The changes in net unrealized appreciation and depreciation on investments during the three months ended June 30, 2019 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Soil Safe, Inc. and Soil Safe Acquisition Corp.	$12
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	10
ADF Capital, Inc.	(4)
SiroMed Physician Services, Inc.	(5)
Urgent Cares of America Holdings I, LLC	(5)
Centric Brands Inc.	(6)
Alcami Corporation	(6)
Ivy Hill Asset Management, L.P.	(10)
Indra Holdings Corp.	(12)
Other, net	5
Total	$(21)

During the three months ended June 30, 2019, we also recognized net unrealized losses on foreign currency and other transactions of $5 million.

The changes in net unrealized appreciation and depreciation on investments during the three months ended June 30, 2018 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Alcami Holdings, LLC	$70
Rug Doctor, LLC	9
Varsity Brands Holding Co., Inc.	6
CCS Intermediate Holdings, LLC	5
Soil Safe, Inc.	5
PERC Holdings 1 LLC	5
OTG Management, LLC	4
GHX Ultimate Parent Corporation	4
SCM Insurance Services Inc.	(4)
Shock Doctor, Inc.	(4)
Miles 33 (Finance) Limited	(4)
ADF Capital, Inc.	(5)
SHO Holding I Corporation	(5)
Ivy Hill Asset Management, L.P.	(7)
New Trident Holdcorp, Inc.	(10)
Indra Holdings Corp.	(13)
Other, net	(2)
Total	$54

During the three months ended June 30, 2018, we also recognized net unrealized gains on foreign currency and other transactions of $5 million.

The changes in net unrealized appreciation and depreciation on investments during the six months ended June 30, 2019 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Soil Safe, Inc. and Soil Safe Acquisition Corp.	$17
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	10
Ivy Hill Asset Management, L.P.	6
ADF Capital, Inc.	(6)
Teasdale Foods, Inc.	(7)
Absolute Dental Management LLC	(9)
Singer Sewing Company	(10)
Alcami Corporation	(14)
Indra Holdings Corp.	(16)
Other, net	(40)
Total	$(69)

During the six months ended June 30, 2019, we also recognized net unrealized losses on foreign currency and other transactions of $9 million.

The changes in net unrealized appreciation and depreciation on investments during the six months ended June 30, 2018 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Alcami Holdings, LLC	$157
CCS Intermediate Holdings, LLC	18
Varsity Brands Holding Co., Inc.	10
Rug Doctor, LLC	9
Ivy Hill Asset Management, L.P.	6
Accruent, LLC	6
NECCO Holdings, Inc.	(6)
SCM Insurance Services Inc.	(6)
Columbo Midco Limited	(6)
Eckler Industries, Inc.	(7)
Instituto de Banca y Comercio, Inc.	(10)
New Trident Holdcorp, Inc.	(12)
Singer Sewing Company	(15)
Indra Holdings Corp.	(22)
Other, net	(6)
Total	$116

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

As of June 30, 2019, we had $572 million in cash and cash equivalents and $6.1 billion in total aggregate principal amount of debt outstanding ($6.0 billion at carrying value). Subject to leverage, borrowing base and other restrictions, we had approximately $3.1 billion available for additional borrowings under the Facilities as of June 30, 2019.

We may from time to time seek to retire or repurchase our common stock through cash purchases, as well as retire, cancel or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. Such purchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. The amounts involved may be material. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Prior to June 21, 2019, in accordance with the Investment Company Act, we were allowed to borrow amounts such that our asset coverage, calculated pursuant to the Investment Company Act, was at least 200% after such borrowings. Effective June 21, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150% (i.e., the revised regulatory leverage limitation permits BDCs to double the amount of borrowings, such that we would be able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). As of June 30, 2019, the aggregate principal amount outstanding of the senior securities issued by us was $6.1 billion. As of June 30, 2019, our asset coverage was 218%.

Equity Capital Activities

As of June 30, 2019 and December 31, 2018, our total equity market capitalization was $7.7 billion and $6.6 billion, respectively. Except in connection with our dividend reinvestment plan, there were no issuances of our equity securities during the six months ended June 30, 2019 and 2018.

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

As of June 30, 2019, we had repurchased a total of 0.5 million shares of our common stock in the open market under the stock repurchase program since its inception in September 2015, at an average price of $13.92 per share, including commissions paid, leaving approximately $493 million available for additional repurchases under the program. During the six months ended June 30, 2019, we did not repurchase any shares of our common stock under the stock repurchase program.

Debt Capital Activities

Our debt obligations consisted of the following as of June 30, 2019 and December 31, 2018:

	As of
	June 30, 2019					December 31, 2018
(in millions)	Total Aggregate Principal Amount Available/ Outstanding(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Available/ Outstanding(1)	Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$3,365	(2)	$1,119	$1,119		$2,133	$1,064	$1,064
Revolving Funding Facility	1,275		608	608		1,000	520	520
SMBC Funding Facility	400		176	176		400	245	245
2019 Convertible Notes	—		—	—		300	300	300	(3)
2022 Convertible Notes	388		388	375	(3)	388	388	372	(3)
2024 Convertible Notes	403		403	387	(3)	—	—	—	(3)
2020 Notes	600		600	599	(4)	600	600	598	(4)
2022 Notes	600		600	596	(5)	600	600	595	(5)
2023 Notes	750		750	745	(6)	750	750	744	(6)
2024 Notes	650		650	642	(7)	—	—	—	(7)
2025 Notes	600		600	594	(8)	600	600	593	(8)
2047 Notes	230		230	183	(9)	230	230	183	(9)
Total	$9,261		$6,124	$6,024		$7,001	$5,297	$5,214
________________________________________

(1)	Subject to borrowing base, leverage and other restrictions. Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.

(2)	Provides for a feature that allows us, under certain circumstances, to increase the size of the Revolving Credit Facility (as defined below) to a maximum of $5.0 billion.

(3)
Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes (as defined below). As of June 30, 2019, the total unamortized debt issuance costs and the unaccreted discount for the 2022 Convertible Notes and the 2024 Convertible Notes (each as defined below) were $13 million and $16 million, respectively. As of December 31, 2018, the total unamortized debt issuance costs and the unaccreted discount for the 2019 Convertible Notes (as defined below) and the 2022 Convertible Notes (each as defined below) were $0 million and $16 million, respectively.

(4)
Represents the aggregate principal amount outstanding of the 2020 Notes (as defined below) less unamortized debt issuance costs and the net unaccreted discount recorded upon the issuances of the 2020 Notes. As of June 30, 2019 and December 31, 2018, the total unamortized debt issuance costs and the net unaccreted discount was $1 million and $2 million, respectively.

(5)
Represents the aggregate principal amount outstanding of the 2022 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2022 Notes. As of June 30, 2019 and December 31, 2018, the total unamortized debt issuance costs and the unaccreted discount was $4 million and $5 million, respectively.

(6)
Represents the aggregate principal amount outstanding of the 2023 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2023 Notes. As of June 30, 2019 and December 31, 2018, the total unamortized debt issuance costs and the unaccreted discount was $5 million and $6 million, respectively.

(7)
Represents the aggregate principal amount outstanding of the 2024 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2024 Notes. As of June 30, 2019 and December 31, 2018, the total unamortized debt issuance costs and the unaccreted discount was $8 million and $0 million, respectively.

(8)
Represents the aggregate principal amount outstanding of the 2025 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2025 Notes. As of June 30, 2019 and December 31, 2018, the total unamortized debt issuance costs and the unaccreted discount was $6 million and $7 million, respectively.

(9)
Represents the aggregate principal amount outstanding of the 2047 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2047 Notes. As of June 30, 2019 and December 31, 2018, the total unaccreted purchased discount was $47 million and $47 million, respectively.

The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all our debt outstanding as of June 30, 2019 were 4.1% and 4.8 years, respectively, and as of December 31, 2018 were 4.1% and 4.8 years, respectively.

The ratio of total principal amount of debt outstanding to stockholders’ equity as of June 30, 2019 was 0.83:1.00 compared to 0.73:1.00 as of December 31, 2018.

Revolving Credit Facility

We are party to a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), which allows us to borrow up to $3.4 billion at any one time outstanding. The Revolving Credit Facility consists of a of a $674 million term loan tranche with a stated maturity date of March 30, 2024 and a $2.7 billion revolving tranche. For the revolving tranche, the end of the revolving period and the stated maturity date are March 30, 2023 and March 30, 2024, respectively. The Revolving Credit Facility also provides for a feature that allows us, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of $5.0 billion. The interest rate charged on the Revolving Credit Facility is based on an applicable spread of either 1.75% or 1.875% over LIBOR or 0.75% or 0.875% over an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility), in each case, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of June 30, 2019, the interest rate in effect was LIBOR plus 1.75%. We are also required to pay a letter of credit fee of either 2.00% or 2.125% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. Additionally, we are required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. As of June 30, 2019, there was $1,119 million outstanding under the Revolving Credit Facility and we were in compliance in all material respects with the terms of the Revolving Credit Facility.

Revolving Funding Facility

Our consolidated subsidiary, Ares Capital CP Funding LLC (“Ares Capital CP”), is party to a revolving funding facility (as amended, the “Revolving Funding Facility”), which allows Ares Capital CP to borrow up to $1.3 billion at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility are January 3, 2022 and January 3, 2024, respectively. The interest rate charged on the Revolving Funding Facility is based on LIBOR plus 2.00% per annum or a “base rate” (as defined in the agreements governing the Revolving Funding Facility) plus 1.00% per annum. Ares Capital CP is also required to pay a commitment fee of between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility. As of June 30, 2019, there was $608 million outstanding under the Revolving Funding Facility and we and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

SMBC Funding Facility

Our consolidated subsidiary, Ares Capital JB Funding LLC (“ACJB”), is party to a revolving funding facility (as amended, the “SMBC Funding Facility”) with ACJB, as the borrower, and Sumitomo Mitsui Banking Corporation (“SMBC”), as the administrative agent, collateral agent and lender, that allows ACJB to borrow up to $400 million at any one time outstanding. The SMBC Funding Facility is secured by all of the assets held by ACJB. The end of the reinvestment period and the stated maturity date for the SMBC Funding Facility are September 14, 2019 and September 14, 2024, respectively. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement. The interest rate charged on the SMBC Funding Facility is based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over a “base rate” (as defined in the agreements governing the SMBC Funding Facility), in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. As of June 30, 2019, the interest rate in effect was LIBOR plus 1.75%. ACJB is required to pay a commitment fee of between 0.35% and 0.875% per annum depending on the size of the unused portion of the SMBC Funding Facility. As of June 30, 2019, there was $176 million outstanding under the SMBC Funding Facility and we and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

Convertible Unsecured Notes

We have issued $388 million aggregate principal amount of unsecured convertible notes that mature on February 1, 2022 (the “2022 Convertible Notes”) and $403 million aggregate principal amount of unsecured convertible notes that mature on March 1, 2024 (the “2024 Convertible Notes” and together with the 2022 Convertible Notes, the “Convertible Unsecured Notes”). The Convertible Unsecured Notes mature upon their respective maturity dates unless previously converted or repurchased in accordance with their terms. We do not have the right to redeem the Convertible Unsecured Notes prior to maturity. The 2022 Convertible Notes and the 2024 Convertible Notes bear interest at a rate of 3.75% and 4.625%, respectively, per year, payable semi-annually.

In certain circumstances, assuming the respective conversion date below has not already passed, the Convertible Unsecured Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of its common stock, at our election, at their respective conversion rates (listed below as of June 30, 2019) subject to customary anti-dilution adjustments and the requirements of their respective indenture (the “Convertible Unsecured Notes Indentures”). Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Unsecured Notes only under certain circumstances set forth in the Convertible Unsecured Notes Indentures. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding the maturity date for the 2022 Convertible Notes and the second scheduled trading day immediately preceding the maturity date for the 2024 Convertible Notes, holders may convert their Convertible Unsecured Notes at any time. In addition, if we engage in certain corporate events as described in their respective Convertible Unsecured Notes Indenture, holders of the Convertible Unsecured Notes may require us to repurchase for cash all or part of the Convertible Unsecured Notes at a repurchase price equal to 100% of the principal amount of the Convertible Unsecured Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

Certain key terms related to the convertible features for each of the Convertible Unsecured Notes as of June 30, 2019 are listed below.

	2022 Convertible Notes	2024 Convertible Notes
Conversion premium	15.0%	15.0%
Closing stock price at issuance	$16.86	$17.29
Closing stock price date	January 23, 2017	March 5, 2019
Conversion price(1)	$19.28	$19.88
Conversion rate (shares per one thousand dollar principal amount)(1)	51.8743	50.2930
Conversion dates	August 1, 2021	December 1, 2023
________________________________________

(1)	Represents conversion price and conversion rate, as applicable, as of June 30, 2019, taking into account any applicable de minimis adjustments that will be made on the conversion date.

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

2024 Notes

We have issued $650 million in aggregate principal amount of unsecured notes that mature on June 10, 2024 (the “2024 Notes”). The 2024 Notes bear interest at a rate of 4.200% per year, payable semi-annually and all principal is due upon maturity. The 2024 Notes may be redeemed in whole or in part at any time at our option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indenture governing the 2024 Notes, and any accrued and unpaid interest. The 2024 Notes were issued at a discount to the principal amount.

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

2047 Notes

As part of the Allied Acquisition, we assumed $230 million in aggregate principal amount of unsecured notes which bear interest at a rate of 6.875% and mature on April 15, 2047 (the “2047 Notes” and together with the 2020 Notes, the 2022 Notes, the 2023 Notes, the 2024 Notes and the 2025 Notes, the “Unsecured Notes”). The 2047 Notes require payment of interest quarterly, and all principal is due upon maturity. These notes are redeemable in whole or in part at any time or from time to time at our option, at a par redemption price of $25.00 per security plus accrued and unpaid interest.

As of June 30, 2019, we were in compliance in all material respects with the terms of the Convertible Unsecured Notes Indentures and the indentures governing the Unsecured Notes.

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

See Note 5 to our consolidated financial statements for the three and six months ended June 30, 2019 for more information on our debt obligations.

OFF BALANCE SHEET ARRANGEMENTS

We have various commitments to fund investments in our portfolio, as described below.

As of June 30, 2019 and December 31, 2018, we had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) our discretion:

	As of
(in millions)	June 30, 2019	December 31, 2018
Total revolving and delayed draw loan commitments	$1,999	$1,915
Less: drawn commitments	(411)	(377)
Total undrawn commitments	1,588	1,538
Less: commitments substantially at our discretion	(6)	(6)
Less: unavailable commitments due to borrowing base or other covenant restrictions	—	—
Total net adjusted undrawn revolving and delayed draw loan commitments	$1,582	$1,532

Included within the total revolving and delayed draw loan commitments as of June 30, 2019 and December 31, 2018 were delayed draw loan commitments totaling $569 million and $627 million, respectively. Our commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels).

Also included within the total revolving and delayed draw loan commitments as of June 30, 2019 were commitments to issue up to $341 million in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2019, we had $39 million in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For all these letters of credit issued and outstanding, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $15 million expire in 2019 and $24 million expire in 2020. As of June 30, 2019, we recorded a liability of $1 million for certain letters of credit issued and outstanding and none of the other letters of credit issued and outstanding were recorded as a liability on our balance sheet as such other letters of credit are considered in the valuation of the investments in the portfolio company.

We also have commitments to co-invest in the SDLP for our portion of the SDLP’s commitments to fund delayed draw loans to certain portfolio companies of the SDLP. See “Senior Direct Lending Program” above and Note 4 to our consolidated financial statements for the three and six months ended June 30, 2019 for more information.

As of June 30, 2019 and December 31, 2018, we were party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

	As of
(in millions)	June 30, 2019	December 31, 2018
Total private equity commitments	$114	$114
Less: funded private equity commitments	(68)	(73)
Total unfunded private equity commitments	46	41
Less: private equity commitments substantially our discretion	(46)	(41)
Total net adjusted unfunded private equity commitments	$—	$—

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

RECENT DEVELOPMENTS

From July 1, 2019 through July 24, 2019, we made new investment commitments of approximately $801 million, of which $761 million were funded. Of these new commitments, 80% were in first lien senior secured loans, 19% were in second lien senior secured loans and 1% were in other equity securities. Of the approximately $801 million of new investment commitments, 99% were floating rate. The weighted average yield of debt and other income producing securities funded during the period at amortized cost was 8.2%. We may seek to sell all or a portion of these new investment commitments, although there can be no assurance that we will be able to do so.

From July 1, 2019 through July 24, 2019, we exited approximately $617 million of investment commitments. Of the total investment commitments, 68% were first lien senior secured loans, 21% were senior subordinated loans, 9% were in the SDLP Certificates and 2% were second lien senior secured loans. Of the approximately $617 million of exited investment commitments, 79% were floating rate and 21% were fixed rate. The weighted average yield of debt and other income producing securities exited or repaid during the period at amortized cost was 10.5% and the weighted average yield on total investments exited or repaid during the period at amortized cost was 10.4%. On the approximately $617 million of investment commitments exited from July 1, 2019 through July 24, 2019, we recognized total net realized gains of approximately $17 million.

CRITICAL ACCOUNTING POLICIES

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

See Note 8 to our consolidated financial statements for the three and six months ended June 30, 2019 for more information on our valuation process.

See Note 2 to our consolidated financial statements for the three and six months ended June 30, 2019, which describes all of our significant accounting policies.

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

As of June 30, 2019, 84% of the total investments at fair value in our portfolio bore interest at variable rates (including our investment in the SDLP Certificates which accounted for 7% of the total investments at fair value), 6% bore interest at fixed rates, 10% were non-interest earning and 0% were on non-accrual status. Additionally, excluding our investment in the SDLP Certificates, 78% of the remaining variable rate investments at fair value contained interest rate floors. The Facilities all bear interest at variable rates with no interest rate floors, while the Unsecured Notes and the Convertible Unsecured Notes bear interest at fixed rates.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

In December 2017, in connection with $395 million of the term loan tranche of our Revolving Credit Facility, we entered into a three-year interest rate swap agreement for a total notional amount of $395 million. Under the interest rate swap agreement, we pay a fixed interest rate of 2.06% and receive a floating rate based on the prevailing one-month LIBOR. See Note 5 to our consolidated financial statements for the three and six months ended June 30, 2019 for more information on the Revolving Credit Facility and see Note 6 to our consolidated financial statements for the three and six months ended June 30, 2019 for more information on the interest rate swap.

Based on our June 30, 2019, balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure and reflecting the effect of our interest rate swap agreement discussed in the paragraph above:

(in millions) Basis Point Change	Interest Income	Interest Expense(1)	Net Income(2)
Up 300 basis points	$334	$45	$289
Up 200 basis points	$222	$30	$192
Up 100 basis points	$111	$15	$96
Down 100 basis points	$(110)	$(15)	$(95)
Down 200 basis points	$(161)	$(30)	$(131)
Down 300 basis points	$(163)	$(36)	$(127)
________________________________________

(1)	Includes the impact of the interest rate swap (discussed above) as a result of changes in interest rates.

(2)	Excludes the impact of income based fees. See Note 3 to our consolidated financial statements for the three and six months ended June 30, 2019 for more information on the income based fees.

Based on our December 31, 2018, balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure and reflecting the effect of our interest rate swap agreement discussed in the paragraph above:

(in millions) Basis Point Change	Interest Income	Interest Expense(1)	Net Income(2)
Up 300 basis points	$316	$43	$273
Up 200 basis points	$214	$29	$185
Up 100 basis points	$107	$14	$93
Down 100 basis points	$(107)	$(14)	$(93)
Down 200 basis points	$(196)	$(29)	$(167)
Down 300 basis points	$(195)	$(36)	$(159)
________________________________________

(1)	Includes the impact of the interest rate swap (discussed above) as a result of changes in interest rates.

(2)	Excludes the impact of income based fees. See Note 3 to our consolidated financial statements for the three and six months ended June 30, 2019 for more information on the income based fees.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of June 30, 2019, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended June 30, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

For a description of our legal proceedings, see Note 14 to our consolidated financial statements for the three and six months ended June 30, 2019.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Dividend Reinvestment Plan

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.

During the six months ended June 30, 2019, as a part of our dividend reinvestment plan for our common stockholders, we purchased 889,529 shares of our common stock for an average price per share of $16.56 in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines such purchases of our common stock during the six months ended June 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 through January 31, 2019	426,932	$15.62	—	$—
February 1, 2019 through February 28, 2019	—	—	—	—
March 1, 2019 through March 31, 2019	—	—	—	—
April 1, 2019 through April 30, 2019	462,597	17.42	—	—
May 1, 2019 through May 31, 2019	—	—	—	—
June 1, 2019 through June 30, 2019	—	—	—	—
Total	889,529	$16.56	—	$—

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

For the six months ended June 30, 2019 and the year ended December 31, 2018, there were no repurchases of our common stock under our stock repurchase program. As of June 30, 2019, the approximate dollar value of shares that may yet be purchased under the program was $493 million.

Item 3.     Defaults Upon Senior Securities.

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information.

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”) and Section 13(r) of the Exchange Act, require an issuer to disclose in its annual and quarterly reports whether it or any of its affiliates have knowingly engaged in specified activities or transactions relating to Iran. We are required to include certain disclosures in our periodic reports if we or any of our "affiliates" (as defined in Rule 12b-2 under the Exchange Act) knowingly engaged in certain specified activities, transactions or dealings relating to Iran or with certain individuals or entities targeted by United States' economic sanctions during the period covered by the report. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Neither we nor any of our controlled affiliates or subsidiaries knowingly engaged in any of the specified activities relating to Iran or otherwise engaged in any activities associated with Iran during the reporting period. However, because the SEC defines the term “affiliate” broadly, it includes any person or entity that is under common control with us as well as any entity that controls us or is controlled by us.

The description that follows has been provided to us by Ares Management. Certain investment funds managed or advised by U.K.-based affiliates of Ares Management (the “Ares Entities”) own approximately 28.7% of the ordinary shares and 54.3% of the preferred shares of AgriBriefing 1364 Limited (“AgriBriefing”), a company based in London that provides price reporting data on a subscription basis to participants in the agricultural industry. Although the Ares Entities do not hold the largest voting position in AgriBriefing, their holdings of ordinary and preferred shares represent a majority of the outstanding equity interests in AgriBriefing. In addition, the Ares Entities hold certain contractual veto rights and the right to appoint a director to the board of directors of AgriBriefing. As a result, under applicable SEC definitions, the Ares Entities may be deemed to control AgriBriefing; however, this statement is not meant to be an admission that common control exists.

The disclosure below relates solely to activities conducted by AgriBriefing. The disclosure does not relate to any activities conducted by us and does not involve us or Ares Management. Neither we nor Ares Management had any involvement in or control over the disclosed activities of AgriBriefing, and we have not independently verified or participated in the preparation of this disclosure. We are not representing as to the accuracy or completeness of the disclosure and do not undertake any obligation to correct or update it.

We understand that Ares Management intends to disclose in its next quarterly SEC Report that:

“Subsequent to completion of the Ares Entities’ investment in AgriBriefing, in connection with Ares Management’s routine quarterly survey of its investment funds’ portfolio companies, AgriBriefing informed the Ares Entities that it had subscription contracts with five customers whose billing addresses were based in Iran. We have not been able to verify the identity or affiliations of these customers. As a result, it appears that we are required to provide this disclosure under ITRA and Section 13(r) of the Exchange Act.

These subscriptions generated annual gross revenues of less than €25,000 (less than 1% of AgriBriefing’s revenues) and de minimus net profits.

AgriBriefing has confirmed that each of the subscriptions commenced prior to the investment in AgriBriefing by the Ares Entities, and that it has terminated these subscriptions and does not intend to engage in any further dealings or transactions with these customers.

Based on currently available information, we and the Ares Entities have no reason to believe that any of the five customers are listed on the U.S. Treasury Department Office of Foreign Assets Control list of Specially Designated Nationals or that AgriBriefing has conducted any dealings in violation ITRA.”

Item 6.     Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Amendment and Restatement, as amended(1)
3.2	Third Amended and Restated Bylaws, as amended(2)
4.1	Tenth Supplemental Indenture, dated as of June 10, 2019, relating to the 4.200% Notes due 2024, between Ares Capital Corporation and U.S. Bank National Association, as trustee(3)
4.2	Form of 4.200% Notes due 2024(3)
10.1
Tenth Amended and Restated Senior Secured Credit Agreement, dated as of April 1, 2019, among Ares Capital Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent(4)

10.2	Second Amended and Restated Investment Advisory and Management Agreement between Ares Capital Corporation and Ares Capital Management LLC, dated as of June 6, 2019(5)
10.3
Amendment No. 12 to Loan and Servicing Agreement, dated as of June 18, 2019, among Ares Capital CP Funding LLC, as the borrower, Ares Capital Corporation, as the servicer, Wells Fargo Bank, National Association, as the agent, Wells Fargo Bank, National Association, as a lender, Bank of America, N.A, as a lender and U.S. Bank National Association, as trustee, bank and collateral custodian(6)

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
 ________________________________________

*	Filed herewith

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2016, filed on February 22, 2017.

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2018, filed on February12, 2019.

(3)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8‑K (File No. 814‑00663), filed on June 10, 2019.

(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on April 2, 2019.

(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on June 7, 2019.

(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on June 19, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES CAPITAL CORPORATION

Date: July 30, 2019	By	/s/ R. KIPP DEVEER
R. Kipp deVeer Chief Executive Officer

Date: July 30, 2019	By	/s/ PENNI F. ROLL
Penni F. Roll Chief Financial Officer

Date: July 30, 2019	By	/s/ SCOTT C. LEM
Scott C. Lem Chief Accounting Officer, Vice President and Treasurer