Form 10-K
period 2019-12-31
ARES CAPITAL CORP
filed 2020-02-12
CIK 1287750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
(212) 750-7300 (Registrant’s telephone number, including area code)
____________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ARCC	The NASDAQ Global Select Market
6.875% Senior Notes due 2047	AFC	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2019, based on the closing price on that date of $17.94 on The NASDAQ Global Select Market, was approximately $7,613,736,710. As of February 6, 2020, there were 431,076,293 shares of the registrant’s common stock outstanding.

Portions of the registrant’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

ARES CAPITAL CORPORATION

PART I

Item 1.    Business

GENERAL

Ares Capital Corporation

Ares Capital Corporation, a Maryland corporation (together with its subsidiaries, where applicable, “Ares Capital” or the “Company,” which may also be referred to as “we,” “us” or “our”), is a specialty finance company that is a closed-end, non-diversified management investment company. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended, and the rules and regulations promulgated thereunder, the “Investment Company Act.” We were founded on April 16, 2004, were initially funded on June 23, 2004 and completed our initial public offering (“IPO”) on October 8, 2004. As of December 31, 2019, we were the largest BDC in the United States with approximately $14.9 billion of total assets.

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

We believe that our investment adviser, Ares Capital Management, is able to leverage the current investment platform, resources and existing relationships of Ares Management with financial sponsors, financial institutions, hedge funds and other investment firms to provide us with attractive investment opportunities. For purposes of this document, we refer to Ares Management and its affiliated companies (other than portfolio companies of its affiliated funds) as “Ares.” In addition to deal flow, the Ares investment platform assists our investment adviser in analyzing, structuring and monitoring investments. Ares has been in existence for over 20 years and its partners have an average of approximately 25 years of experience in leveraged finance, private equity, distressed debt, commercial real estate finance, investment banking and capital markets. We have access to Ares’ investment professionals and administrative professionals, who provide assistance in accounting, finance, legal, compliance, operations, information technology and investor relations. As of December 31, 2019, Ares had approximately over 450 investment professionals and over 750 administrative professionals.

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
Ares Management Corporation

Ares is a publicly traded, leading global alternative asset manager. As of December 31, 2019, Ares had over 1,200 employees in over 20 offices in more than 10 countries. Since its inception in 1997, Ares has adhered to a disciplined investment philosophy that focuses on delivering strong risk-adjusted investment returns throughout market cycles. Ares believes each of its three distinct but complementary investment groups in Credit, Private Equity and Real Estate is a market leader based on investment performance. Ares was built upon the fundamental principle that each group benefits from being part of the greater whole.

Ares Capital Management LLC

Ares Capital Management, our investment adviser, is served by an origination, investment and portfolio management team of approximately 110 U.S.-based investment professionals as of December 31, 2019 and led by certain partners of the Ares Credit Group: Kipp deVeer, Mitchell Goldstein and Michael Smith. Ares Capital Management leverages off of Ares’ investment platform and benefits from the significant capital markets, trading and research expertise of Ares’ investment professionals. Ares Capital Management’s investment committee has eight members primarily comprised of certain of the U.S.-based partners of the Ares Credit Group.

MARKET OPPORTUNITY

We believe that current market conditions present attractive opportunities for us to invest in middle-market companies, specifically:

•
We believe that many commercial and investment banks have de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle-market issuers as they seek to meet existing and future regulatory capital requirements. These factors may result in opportunities for alternative funding sources to middle-market companies and therefore more new-issue market opportunities for us.

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

•
We believe the disruption and volatility that occurs periodically in the credit markets reduces capital available to certain capital providers, causing a reduction in competition. When these volatile market conditions occur, they often create opportunities to achieve attractive risk-adjusted returns.

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

Experience with and Focus on Middle-Market Companies

Ares has historically focused on investments in middle-market companies and we benefit from this experience. In sourcing and analyzing deals, our investment adviser benefits from Ares’ extensive network of relationships focused on middle-market companies, including management teams, members of the investment banking community, private equity groups and other investment firms with whom Ares has had long-term relationships. We believe this network enables us to identify well-positioned prospective portfolio company investments. The Ares Credit Group works closely with Ares’ other investment professionals. As of December 31, 2019, Ares oversaw a portfolio of investments in over 1,700 companies, over 625 structured assets and over 290 properties across approximately 60 industries, which provides access to an extensive network of relationships and insights into industry trends and the state of the capital markets.

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

OPERATING AND REGULATORY STRUCTURE

Our investment activities are managed by our investment adviser and supervised by our board of directors, a majority of whom are independent of Ares and its affiliates. Our investment adviser is registered under the Investment Advisers Act of

1940, or the “Advisers Act.” Under our Second Amended and Restated Investment Advisory and Management Agreement with Ares Capital Management, referred to herein as our “investment advisory and management agreement,” we have agreed to pay our investment adviser base management fees based on our total assets, as defined under the Investment Company Act (other than cash and cash equivalents, but including assets purchased with borrowed funds) (“base management fees”), fees based on our net investment income (“income based fees”) and fees based on our net capital gains (“capital gains incentive fees”). See “Investment Advisory and Management Agreement.” Ares Operations provides us with certain administrative and other services necessary for us to operate pursuant to an Amended and Restated Administration Agreement, referred to herein as our “administration agreement.” See “Administration Agreement.”

We have elected to be regulated as a BDC under the Investment Company Act and have elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). As with other other companies regulated by the Investment Company Act, we are required to comply with certain substantive regulatory requirements. For example, we are not generally permitted to co-invest in any portfolio company in which a fund managed by Ares or any of its downstream affiliates (other than us and our downstream affiliates) is also co-investing. On January 18, 2017, we received an order from the Securities and Exchange Commission (the “SEC”) that permits us and other BDCs and registered closed-end management investment companies managed by Ares to co-invest in portfolio companies with each other and with affiliated investment funds (the “Co-investment Exemptive Order”). Co-investments made under the Co-investment Exemptive Order are subject to compliance with certain conditions and other requirements, which could limit our ability to participate in a co-investment transaction. We may also otherwise co-invest with funds managed by Ares or any of its downstream affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures.

Also, while we may borrow funds to make investments, our ability to use debt is limited in certain significant aspects. See “Regulation.” In particular, under the provisions of the Investment Company Act and because we obtained the required approvals under the Small Business Credit Availability Act (the “SBCAA”), we must have at least 150% asset coverage calculated pursuant to the Investment Company Act in order to incur debt or issue preferred stock (which we refer to collectively as “senior securities”) (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition, Liquidity and Capital Resources.”

As of December 31, 2019, our asset coverage was 204%.

In addition, as a consequence of our being a RIC under the Code, for U.S. federal income tax purposes, our asset growth is dependent on our ability to raise equity capital through the issuance of common stock. RICs generally must distribute substantially all of their investment company taxable income (as defined under the Code) to stockholders as dividends in order to preserve their status as a RIC and not to be subject to additional U.S. federal corporate-level income taxes. This requirement, in turn, generally prevents us from using our earnings to support our operations, including making new investments.

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

We make senior secured loans primarily in the form of first lien loans (including “unitranche” loans, which are loans that combine both senior and mezzanine debt, generally in a first lien position) and second lien loans. Our senior secured loans generally have terms of three to 10 years. In connection with our senior secured loans, we generally receive a security interest in certain of the assets of the borrower and consequently such assets serve as collateral in support of the repayment of such senior secured loans. Senior secured loans are generally exposed to the least amount of credit risk because they typically hold a senior position with respect to scheduled interest and principal payments and security interests in assets of the borrower. In connection with our senior secured loans, we may be provided opportunities to invest in equity interests of the borrower, typically in the form of an equity co-investment. However, unlike mezzanine debt, senior secured loans typically do not receive any stock, warrants to purchase stock or other yield enhancements. Senior secured loans may include both revolving lines of credit and term loans.

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

While our primary focus is to generate current income and capital appreciation through investments in first and second lien senior secured loans and mezzanine debt and, to a lesser extent, equity securities of eligible portfolio companies, we also may invest up to 30% of our portfolio in non-qualifying assets, as permitted by the Investment Company Act. See “—Regulation.” Specifically, as part of this 30% basket, we may invest in entities that are not considered “eligible portfolio companies” (as defined in the Investment Company Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the Investment Company Act, and publicly traded entities whose public equity market capitalization exceeds the levels provided for under the Investment Company Act.

Senior Direct Lending Program

We have established a joint venture with Varagon Capital Partners (“Varagon”) to make certain first lien senior secured loans, including certain stretch senior and unitranche loans, primarily to U.S. middle-market companies. Varagon was formed in 2013 as a lending platform by American International Group, Inc. and other partners. The joint venture is called the Senior Direct Lending Program, LLC (d/b/a the “Senior Direct Lending Program” or the “SDLP”). In July 2016, we and Varagon and its clients completed the initial funding of the SDLP. The SDLP may generally commit and hold individual loans of up to $350 million. We may directly co‑invest with the SDLP to accommodate larger transactions. The SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SDLP must be approved by an investment committee of the SDLP consisting of representatives of ours and Varagon (with approval from a representative of each required).

We provide capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. As of December 31, 2019, we and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates. The SDLP Certificates pay a coupon equal to LIBOR plus a stated spread and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, which may result in a return to the holders of the SDLP Certificates that is greater than the stated coupon. The SDLP Certificates are junior in right of payment to the senior notes and intermediate funding notes.

As of December 31, 2019, we and Varagon and its clients had agreed to make capital available to the SDLP of $6.2 billion in the aggregate, of which $1.4 billion is to be made available from us. We will continue to provide capital to the SDLP in the form of SDLP Certificates, and Varagon and its clients will provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP as discussed above.

For more information on the SDLP, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity—Senior Direct Lending Program” and Note 4 to our consolidated financial statements for the year ended December 31, 2019.

Ivy Hill Asset Management, L.P.

As of December 31, 2019, our portfolio company, IHAM, an SEC-registered investment adviser, managed 22 vehicles and served as the sub-manager/sub-servicer for two other vehicles (such vehicles, the “IHAM Vehicles”). As of December 31, 2019, IHAM had assets under management of approximately $5.3 billion. As of December 31, 2019, the amortized cost and fair value of our investment in IHAM was $444 million and $521 million, respectively. In connection with IHAM’s registration as a registered investment adviser, on March 30, 2012, we received exemptive relief from the SEC allowing us to, subject to certain conditions, own directly or indirectly up to 100% of IHAM’s outstanding equity interests and make additional investments in IHAM. From time to time, IHAM or certain IHAM Vehicles may purchase investments from us or sell investments to us, in each case for a price equal to the fair market value of such investments determined at the time of such transactions.

Industry Composition

We generally seek to invest in companies in the industries in which Ares’ investment professionals have direct expertise. The following is a representative list of the industries in which we generally invest; however, we may invest in other industries if we are presented with attractive opportunities:

•	Automobile & Components

•	Capital Goods

•	Commercial & Professional Services

•	Consumer Durables & Apparel

•	Consumer Services

•	Diversified Financials

•	Education

•	Energy

•	Food & Beverage

•	Food & Staples Retailing

•	Health Care Services

•	Household & Personal Products

•	Insurance Services

•	Investment Funds and Vehicles

•	Materials

•	Media & Entertainment

•	Pharmaceuticals, Biotechnology & Life Sciences

•	Real Estate

•	Retailing

•	Software & Services

•	Technology Hardware & Equipment

•	Telecommunication Services

•	Utilities

The industrial and geographic compositions of our portfolio at fair value as of December 31, 2019 and 2018 were as follows:

	As of December 31,
	2019	2018
Industry(1)
Health Care Services	20.3%	20.3%
Software & Services	12.9	11.5
Commercial & Professional Services	8.5	10.4
Utilities	7.1	5.5
Investment Funds and Vehicles(2)	7.0	6.2
Consumer Services	6.6	6.3
Consumer Durables & Apparel	6.0	8.1
Diversified Financials	5.3	5.7
Automobiles & Components	4.9	4.5
Capital Goods	4.2	5.4
Energy	3.3	3.0
Insurance Services	3.2	2.2
Food & Beverage	2.3	2.0
Retailing	1.9	0.9
Materials	1.8	2.4
Other	4.7	5.6
Total	100.0%	100.0%
_______________________________________________________________________________

(1)
As of December 31, 2019, we aligned our industry groupings with the Global Industry Classification Standards, where applicable, and reclassified the prior period to conform to our current period presentation.

(2)
Includes our investment in the SDLP, which had made first lien senior secured loans to 23 and 21 different borrowers as of December 31, 2019 and 2018, respectively. The portfolio companies in the SDLP are in industries similar to the companies in our portfolio.

	As of December 31,
	2019	2018
Geographic Region
Midwest	27.3%	31.4%
West(1)	23.7	24.0
Southeast	20.9	18.8
Mid Atlantic	17.0	18.2
Northeast	7.8	5.4
International	3.3	2.2
Total	100.0%	100.0%
_______________________________________________________________________________

(1)	Includes our investment in the SDLP, which represented 6.3% and 5.3% of the total investment portfolio at fair value as of December 31, 2019 and 2018, respectively.

As of December 31, 2019, 1.9% of total investments at amortized cost (or 0.9% of total investments at fair value) were on non-accrual status. As of December 31, 2018, 2.5% of total investments at amortized cost (or 0.6% of total investments at fair value) were on non-accrual status.

Since our IPO on October 8, 2004 through December 31, 2019, our exited investments resulted in an asset level realized gross internal rate of return to us of approximately 14% (based on original cash invested, net of syndications, of approximately $27.4 billion and total proceeds from such exited investments of approximately $34.8 billion). Internal rate of return is the discount rate that makes the net present value of all cash flows related to a particular investment equal to zero. Internal rate of return is gross of expenses related to investments as these expenses are not allocable to specific investments. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of a debt investment or sale of an investment or through the determination that no further consideration was collectible and, thus, a loss may have been realized. Approximately 60% of these exited investments resulted in an asset level realized gross internal rate of return to us of 10% or greater.

Additionally, since our IPO on October 8, 2004 through December 31, 2019, our realized gains have exceeded our realized losses by approximately $0.9 billion (excluding a one-time gain on the acquisition of Allied Capital Corporation (“Allied Capital”) in April 2010 (the “Allied Acquisition”) and realized gains/losses from the extinguishment of debt and other assets). For the same time period, our average annualized net realized gain rate was approximately 1.1% (excluding a one-time gain on the Allied Acquisition and realized gains/losses from the extinguishment of debt and other assets). Net realized gain/loss rates for a particular period are the amount of net realized gains/losses during such period divided by the average quarterly investments at amortized cost in such period.

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

Debt Investments

We invest in portfolio companies primarily in the form of first lien senior secured loans (including “unitranche” loans which are loans that combine both senior and mezzanine debt, generally in a first lien position), second lien senior secured loans and mezzanine debt. The first and second lien senior secured loans generally have terms of three to 10 years. In connection with our first and second lien senior secured loans, we generally receive security interests in certain assets of our portfolio companies that could serve as collateral in support of the repayment of such loans. First and second lien senior secured loans generally have floating interest rates, which may have interest rate floors, and also may provide for some amortization of principal and excess cash flow payments, with the remaining principal balance due at maturity.

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

In the case of our first and second lien senior secured loans and mezzanine debt, we tailor the terms of the investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that aims to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan and improve its profitability. For example, in addition to seeking a senior position in the capital structure of our portfolio companies, we will seek, where appropriate, to limit the downside potential of our investments by:

•	targeting a total return on our investments (including both interest and potential equity appreciation) that compensates us for credit risk;

•	incorporating “put” rights, call protection and interest rate floors for floating rate loans, into the investment structure; and

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

ON-GOING RELATIONSHIPS WITH AND MONITORING OF PORTFOLIO COMPANIES

We closely monitor each investment we make, maintain a regular dialogue with both the management team and other stakeholders and seek specifically tailored financial reporting. In addition, senior investment professionals may take board seats or obtain board observation rights in connection with our portfolio companies. As of December 31, 2019, of our 354 portfolio companies, we were entitled to board seats or board observation rights on 22% of these companies and these companies represented approximately 36% of our portfolio at fair value.

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

As of December 31, 2019, the weighted average grade of our portfolio at fair value was 3.0. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity.”

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

COMPETITION

Our primary competitors include public and private funds, commercial and investment banks, commercial finance companies, other BDCs and private equity funds, each of which we compete with for financing opportunities. Some of our competitors are substantially larger and have considerably greater financial and marketing resources than we do. For example, some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider more investments and establish more relationships than we do. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC. For additional information concerning the competitive risks we face, see “Risk Factors—Risks Relating to Our Business—We operate in a highly competitive market for investment opportunities.”

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

STAFFING

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees or affiliates of our investment adviser, Ares Capital Management, and our administrator, Ares Operations, each of which is a subsidiary of Ares Management, pursuant to the terms of our investment advisory and management agreement and our administration agreement, respectively, each as described below. Each of our executive officers is an employee or affiliate of our investment adviser or our administrator. Our day-to-day investment activities are managed by our investment adviser. Most of the services necessary for the origination of our investment portfolio are provided by investment professionals employed by Ares Capital Management. Ares Capital Management had approximately 110 U.S.-based investment professionals as of December 31, 2019 who focus on origination, transaction development, investment and the ongoing monitoring of our investments. See “Investment Advisory and Management Agreement” below. We reimburse both our investment adviser and our administrator for a certain portion of expenses incurred in connection with such staffing, as described in more detail below. Because we have no employees, Ares Capital does not have a formal employee relations policy.

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
Effective June 21, 2019, in connection with our board of directors’ approval of the modification of the asset coverage requirement applicable to senior securities from 200% to 150%, the investment advisory and management agreement was amended to reduce our annual base management fee rate from 1.5% to 1.0% on all assets financed using leverage over 1.0x debt to equity. For all assets financed using leverage up to 1.0x debt to equity, the annual base management fee rate remains at 1.5%. Prior to June 21, 2019, the base management fee was calculated at an annual rate of 1.5%. The base management fee is based on the average value of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) at the end of the two most recently completed calendar quarters and is calculated by applying the applicable fee rate. The base management fee is payable quarterly in arrears. See Note 5 to our consolidated financial statements for the year ended December 31, 2019 for additional information.

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

In connection with the acquisition of American Capital, Ltd. (“American Capital”) (the “American Capital Acquisition”), our investment adviser waived $10 million of income based fees for each of the ten calendar quarters beginning with the second calendar quarter of 2017 and ending with the third calendar quarter of 2019 (the “Fee Waiver”). See Note 16 to our consolidated financial statements for the year ended December 31, 2019 for additional information regarding the American Capital Acquisition.

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
Payment of Our Expenses

The services of all investment professionals and staff of our investment adviser, when and to the extent engaged in providing investment advisory and management services to us and routine overhead expenses of such personnel allocable to such services, are provided and paid for by our investment adviser. Under the investment advisory and management agreement, we bear all other costs and expenses of our operations and transactions, including, but not limited to, those relating to: organization; calculation of our net asset value (including, but not limited to, the cost and expenses of any independent valuation firm); expenses incurred by our investment adviser payable to third parties, including agents, consultants or other advisers, in monitoring our financial and legal affairs and in monitoring our investments (including the cost of consultants hired to develop information technology systems designed to monitor our investments) and performing due diligence on our prospective portfolio companies; interest payable on indebtedness, if any, incurred to finance our investments (including payments to third party vendors for financial information services); offerings of our common stock and other securities; investment advisory and management fees; administration fees; fees payable to third parties, including agents, attorneys, consultants or other advisers, relating to, or associated with, evaluating, negotiating with and making investments in portfolio companies, regardless of whether such transactions are ultimately consummated; transfer agent and custodial fees; registration fees; listing fees; taxes; independent directors’ fees and expenses; costs of preparing and filing reports or other documents with the SEC; the costs of any reports, proxy statements or other notices to stockholders, including printing costs; to the extent we are covered by any joint insurance policies, our allocable portion of the insurance premiums for such policies; direct costs and expenses of administration, including auditor and legal costs; and all other expenses incurred by us or our administrator in connection with administering our business as described in more detail under “—Administration Agreement” below.

Duration, Termination and Amendment

At an in-person meeting of our board of directors on April 24, 2019, our board of directors, including a majority of the directors who are not “interested persons” of the Company as defined in the Investment Company Act, voted to approve our investment advisory and management agreement, effective as of June 6, 2019. Our current investment advisory and management agreement is substantially the same as our prior investment advisory and management agreement, except that our investment adviser’s annual base management fee calculated thereunder was reduced from 1.5% to 1.0% per annum with respect to assets financed using leverage over 1.0x debt to equity. For all assets financed using leverage up to 1.0x debt to equity, the annual base management fee rate under our current investment advisory and management agreement remains at 1.5%.

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

In voting to approve the investment advisory and management agreement, our independent directors consulted in executive session with their independent legal counsel regarding the approval of such agreement. In reaching a decision to approve the investment advisory and management agreement, our board of directors reviewed a significant amount of information and considered, among other things:

(i)	the nature, extent and quality of the services provided to the Company by our investment adviser;

(ii)
the advisory fees paid by the Company under the investment advisory and management agreement as compared to the advisory fees paid by other funds and accounts managed by our investment adviser with similar investment strategies as well as the fees and expenses of comparable BDCs;

(iii)	the long- and short-term investment performance of the Company and our investment adviser;

(iv)
the costs of the services provided by our investment adviser (including the base management fee, the income based fee (including the Fee Waiver) and the capital gains incentive fee (including the applicable hurdle rates and conditions for the deferral of fee payments) and expense ratios) under the investment advisory and management agreement and comparative data based on publicly available information;

(v)
the potential for, and sharing of, economies of scale in investment management given the directly originated nature of the Company’s investment portfolio and resources dedicated by our investment adviser thereto;

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

In voting to approve the investment advisory and management agreement, our board of directors, including all of the directors who are not “interested persons,” of the Company, made the following conclusions:

•
Nature, Extent and Quality of Services. Our board of directors considered the nature, extent and quality of the investment selection process employed by our investment adviser, including the flow of transaction opportunities resulting from Ares Capital Management’s investment professionals’ significant capital markets, trading and research expertise, the employment of Ares Capital Management’s investment philosophy, diligence procedures, credit recommendation process, investment structuring, and ongoing relationships with and monitoring of portfolio companies, in light of the investment objective of the Company. Our board of directors also considered our investment adviser’s personnel and their prior experience in connection with the types of investments made by us, including such personnel’s network of relationships with intermediaries focused on U.S. middle-market companies and other companies in which we may make investments. Our board of directors also considered the benefit and increasing costs of our investment adviser continuing to be able to recruit and retain top talent. In addition, our board of directors considered the other terms and conditions of the investment advisory and management agreement, including that the substantive terms of the investment advisory and management agreement (other than the fees payable thereunder, which our board of directors reviewed separately) are generally the same as those of comparable BDCs described in the available market data and that it would be difficult to obtain similar services of similar quality on a comparable basis from other third party service providers or through an internally managed structure. In addition, our board of directors considered the fact that we have the ability to terminate the investment advisory and management agreement without penalty upon 60 days’ written notice to our investment adviser. Our board of directors further determined that our investment adviser is served by a dedicated origination, transaction development and investment team of investment professionals, and that these investment professionals have historically focused on investments in U.S. middle-market companies and other companies in which we may make investments, which experience and relationships coincide with our investment objective and generally equal or exceed those of the management teams or investment advisers of other comparable BDCs described in the available market data.

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

•
Costs of the Services Provided to the Company. Our board of directors considered (i) comparative data based on publicly available information with respect to services rendered and the advisory fees (including the base management fee, income based fee and capital gains incentive fee or similar fees (including applicable hurdle rates, other payment conditions and/or fee waivers)) of other BDCs with similar investment objectives, our operating expenses and expense ratios compared to other BDCs of similar size and with similar investment objectives and (ii) the administrative services that our administrator will provide to us at cost. Our board of directors further noted that, in connection with the American Capital Acquisition, our investment adviser agreed to the Fee Waiver, in which our investment adviser agreed to waive, for each of the first ten calendar quarters beginning with the second calendar quarter of 2017 and ending with the third calendar quarter of 2019, the lesser of (1) $10 million of the income based fees and (2) the amount of income based fees for such quarter, in each case, to the extent payable by the Company in such quarter pursuant to and as calculated under the investment advisory and management agreement. Further, our board of directors considered comparative information with respect to the advisory fees paid by the Company as compared to the advisory fees paid by other funds and accounts managed by our investment adviser with similar investment strategies, and considered the rationale for the differences in fees, including, but not limited to, differences in investment objectives and investment strategies as well as the regulated nature of the Company.

•
Economies of Scale. Our board of directors considered information about the potential for our stockholders to experience economies of scale as we grow in size. Our board of directors noted, among other things, that effective June 21, 2019, our investment adviser’s base management fee would be reduced from 1.5% to 1.0% on all assets financed using leverage over 1.0x debt to equity.

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

Based on the information reviewed and the factors discussed above, our directors (including those directors who are not “interested persons” of the Company) concluded that the terms of the investment advisory and management agreement, including the fee rates thereunder, are fair and reasonable in relation to the services provided and approved the investment advisory and management agreement as being in the best interests of the Company and its stockholders.

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

Indemnification

The investment advisory and management agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, our investment adviser, its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other persons affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our investment adviser’s services under the investment advisory and management agreement or otherwise as our investment adviser.

Organization of our Investment Adviser

Our investment adviser is a Delaware limited liability company that is registered as an investment adviser under the Advisers Act. The principal executive offices of Ares Capital Management are located at 2000 Avenue of the Stars, 12th Floor, Los Angeles, California 90067.

ADMINISTRATION AGREEMENT

We are also party to an administration agreement, referred to herein as the “administration agreement”, with our administrator, Ares Operations. Our board of directors approved the continuation of our administration agreement on April 24, 2019, which extended the term of the agreement until June 1, 2020. Pursuant to the administration agreement, Ares Operations furnishes us with office equipment and clerical, bookkeeping and record keeping services at our office facilities. Under the administration agreement, Ares Operations also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology and investor relations, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Ares Operations assists us in determining and publishing our net asset value, assists us in providing managerial assistance to our portfolio companies, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the administration agreement are equal to an amount based upon our allocable portion of Ares Operations’ overhead and other expenses (including travel expenses) incurred by Ares Operations in performing its obligations under the administration agreement, including our allocable portion of the compensation, rent and other expenses of certain of our officers (including our chief compliance officer, chief financial officer, chief accounting officer, general counsel, secretary, treasurer and assistant treasurer) and their respective staffs. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

For each of the years ended December 31, 2019 and 2018, we incurred $14 million and $13 million, respectively, in administrative fees. As of December 31, 2019 and 2018, $3 million and $3 million, respectively, of the administrative fees were unpaid and included in “accounts payable and other liabilities” in the accompanying consolidated balance sheets.

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

LICENSE AGREEMENT

Ares Management LLC, the sole member of Ares Capital Management, has granted us a non‑exclusive, royalty‑free license to use the name “Ares” pursuant to a license agreement. Under this agreement, we will have a right to use the Ares name for so long as Ares Capital Management remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Ares” name.

LEVERAGE

We may from time to time borrow funds to make investments, a practice known as “leverage,” to attempt to increase returns to our stockholders. With certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as calculated in accordance with the Investment Company Act, equals at least 150% after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us).

The amount of leverage that we employ at any particular time will depend on our investment adviser’s and our board of directors’ assessments of market and other factors at the time of any proposed borrowing. As of February 6, 2020, we had $7.7 billion in total aggregate principal amount of debt outstanding under the various debt instruments described below. See “Risk Factors—Risks Relating to Our Business—We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing with us.”

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

We and our consolidated subsidiary, Ares Capital CP Funding LLC (“Ares Capital CP”) are party to the Revolving Funding Facility (as amended, the “Revolving Funding Facility”), which allows Ares Capital CP to borrow up to $1.5 billion at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility are January 31, 2023 and January 31, 2025, respectively. The interest rate charged on the Revolving Funding Facility is based on LIBOR plus 2.00% per annum or a “base rate” (as defined in the agreements governing the Revolving Funding Facility) plus 1.00% per annum. Ares Capital CP is also required to pay a commitment fee of between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” as well as Note 18 to our consolidated financial statements for the year ended December 31, 2019 for more information relating to the Revolving Funding Facility.

We and our consolidated subsidiary, Ares Capital JB Funding LLC (“ACJB”), are party to a revolving funding facility (as amended, the “SMBC Funding Facility”), which allows ACJB to borrow up to $725 million at any one time outstanding. The SMBC Funding Facility is secured by all of the assets held by ACJB. The end of the reinvestment period and the stated maturity date for the SMBC Funding Facility are September 10, 2022 and September 10, 2024, respectively. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement. The SMBC Funding Facility also provides for a feature that allows ACJB, subject to receiving certain consents, to increase the overall size of the SMBC Funding Facility to $1.0 billion. The interest rate charged on the SMBC Funding Facility is based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over a “base rate” (as defined in the agreements governing the SMBC Funding Facility), in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” as well as Note 18 to our consolidated financial statements for the year ended December 31, 2019 for more information relating to the SMBC Funding Facility.

We have approximately $791 million aggregate principal amount of unsecured convertible notes outstanding comprised of $388 million aggregate principal amount of unsecured convertible notes that mature on February 1, 2022 (the “2022 Convertible Notes”) and $403 million aggregate principal amount of unsecured convertible notes that mature on March 1, 2024 (the “2024 Convertible Notes” and together with the 2022 Convertible Notes, the “Convertible Unsecured Notes”). The Convertible Unsecured Notes mature upon their maturity date unless previously converted or repurchased in accordance with their terms. We do not have the right to redeem the Convertible Unsecured Notes prior to maturity. The 2022 Convertible Notes and the 2024 Convertible Notes bear interest at a rate of 3.75% and 4.625%, respectively, per year, payable semi-annually.

We have approximately $3.8 billion in aggregate principal amount of senior unsecured notes outstanding comprised of $600 million in aggregate principal amount of senior unsecured notes that mature on January 19, 2022 and bear interest at a rate of 3.625% (the “2022 Notes”), $750 million in aggregate principal amount of senior unsecured notes that mature on February 10, 2023 and bear interest at a rate of 3.500% (the “2023 Notes”), $900 million in aggregate principal amount of senior unsecured notes that mature on June 10, 2024 and bear interest at a rate of 4.200% (the “2024 Notes”), $600 million in aggregate principal amount of senior unsecured notes that mature on March 1, 2025 and bear interest at a rate of 4.250% (the “March 2025 Notes”), $750 million in aggregate principal amount of senior unsecured notes that mature on July 15, 2025 and bear interest at a rate of 3.250% (the “ July 2025 Notes”) and $230 million in aggregate principal amount of senior unsecured notes that mature on April 15, 2047 and bear interest at a rate of 6.875% (the “2047 Notes”). The 2047 Notes are listed on The New York Stock Exchange. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” as well as Note 18 to our consolidated financial statements for the year ended December 31, 2019 for more information regarding the issuance of the July 2025 Notes.

We intend to continue borrowing under the Revolving Credit Facility, the Revolving Funding Facility and the SMBC Funding Facility (together the “Facilities”) in the future and we may increase the size of the Facilities, add additional credit facilities or otherwise issue additional debt securities or other evidences of indebtedness in the future, although there can be no assurance that we will be able to do so.

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

Under the Investment Company Act, we are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value per share of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. Pursuant to approval granted at a special meeting of stockholders held on July 8, 2019, we currently are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on July 8, 2020.

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

We are currently allowed to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” such that our asset coverage, as calculated pursuant to the Investment Company Act, equals at least 150% immediately after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us).

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

AVAILABLE INFORMATION

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This information is available free of charge by calling us collect at (310) 201-4200 or on our website at www.arescapitalcorp.com. Information contained on our website is not incorporated into this Annual Report and you should not consider such information to be part of this Annual Report. Such information is also available from the EDGAR database on the SEC’s web site at http://www.sec.gov.

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

From time to time, capital markets may experience periods of disruption and instability. For example, between 2008 and 2009, the global capital markets were unstable as evidenced by periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have largely recovered from the events of 2008 and 2009, there have been continuing periods of volatility, some lasting longer than others. For example, continued uncertainty surrounding the referendum by British voters in June 2016 to exit the European Union (“Brexit”), including the possibility that the United Kingdom would exit the European Union without a formal withdrawal agreement in place, and uncertainty between the U.S. and other countries with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets, including the markets in which we participate. There can be no assurance these market conditions will not continue or worsen in the future.

Equity capital may be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. We generally seek approval from our stockholders so that we have the flexibility to issue up to 25% of our then outstanding shares of our common stock at a price below net asset value. Pursuant to approval granted at a special meeting of stockholders held on July 8, 2019, we are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on July 8, 2020.

Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. The reappearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being at a higher cost in rising rate environments. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.

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

Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.

Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

Deterioration in the economic conditions in the Eurozone and globally, including instability in financial markets, may pose a risk to our business. In recent years, financial markets have been affected at times by a number of global macroeconomic and political events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non‑performing loans on the balance sheets of European banks, the potential effect of any European country leaving the Eurozone, the potential effect of the United Kingdom leaving the European Union, and market volatility and loss of investor confidence driven by political events. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

The Chinese capital markets have also experienced periods of instability over the past several years. The current political climate has also intensified concerns about a potential trade war between the U.S. and China in connection with each country’s recent or proposed tariffs on the other country’s products. These market and economic disruptions and the potential trade war with China have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations.

The current global financial market situation, as well as various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Additionally, the U.S. government’s credit and deficit concerns, the European sovereign debt crisis, and the potential trade war with China could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms.

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

Accomplishing this result on a cost-effective basis is largely a function of the structuring of our investment process and the ability of our investment adviser to provide competent, attentive and efficient services to us. Our executive officers and the members of our investment adviser’s investment committee have substantial responsibilities in connection with their roles at Ares and with the other Ares funds, as well as responsibilities under the investment advisory and management agreement. They may also be called upon to provide significant managerial assistance to certain of our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order for us to grow, Ares will need to hire, train, supervise, manage and retain new employees. However, we cannot assure you that Ares will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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
In addition, we are currently allowed to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” such that our asset coverage, as calculated pursuant to the Investment Company Act, equals at least 150% immediately after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). Such requirement, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred stock. The amount of leverage that we employ will depend on our investment adviser’s and our board of directors’ assessments of market and other factors at the time of any proposed borrowing or issuance of senior securities. We cannot assure you that we will be able to maintain or increase the amount available to us under our current Facilities (as defined below), obtain other lines of credit or issue senior securities at all or on terms acceptable to us.
Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.

We may issue senior securities or borrow money from banks or other financial institutions, up to the maximum amount permitted by the Investment Company Act. As a BDC, we are currently permitted to incur indebtedness or issue senior securities only in amounts such that our asset coverage, as calculated pursuant to the Investment Company Act, equals at least 150% after each such incurrence or issuance (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from paying dividends and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing shares of our common stock. In addition, our inability to satisfy this test could cause an event of default under our existing indebtedness. If we cannot satisfy this test, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous and, depending on the nature of our leverage, repay a portion of our indebtedness. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2019, our asset coverage calculated in accordance with the Investment Company Act was 204%. Also, to generate cash for funding new investments, we may in the future seek to issue additional debt or to securitize certain of our loans. The Investment Company Act may impose restrictions on the structure of any such securitization.

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

Pursuant to approval granted at a special meeting of stockholders held on July 8, 2019, we are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on July 8, 2020.
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

As of December 31, 2019, we had approximately $3.2 billion of outstanding borrowings under the Facilities, approximately $791 million in aggregate amount outstanding of the Convertible Unsecured Notes and approximately $3.1 billion in aggregate principal amount outstanding of the 2022 Notes, the 2023 Notes, the 2024 Notes, the March 2025 Notes and the 2047 Notes (together the “Unsecured Notes”). In order for us to cover our annual interest payments on our outstanding indebtedness at December 31, 2019, we must achieve annual returns on our December 31, 2019 total assets of at least 1.8%. The weighted average stated interest rate charged on our principal amount of outstanding indebtedness as of December 31, 2019 was 3.9%. We intend to continue borrowing under the Facilities in the future and we may increase the size of the Facilities or issue additional debt securities or other evidences of indebtedness (although there can be no assurance that we will be successful in doing so). For more information on our indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.” Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our investment adviser’s and our board of directors’ assessments of market and other factors at the time of any proposed borrowing. We are currently allowed to borrow amounts such that our asset coverage, as calculated pursuant to the Investment Company Act, equals at least 150% after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us).

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

The following table illustrates the effect on return to a holder of our common stock of the leverage created by our use of borrowing at the weighted average stated interest rate of 3.9% as of December 31, 2019, together with (a) our total value of net assets as of December 31, 2019; (b) approximately $7.1 billion in aggregate principal amount of indebtedness outstanding as of December 31, 2019 and (c) hypothetical annual returns on our portfolio of minus 15% to plus 15%.

Assumed Return on Portfolio (Net of Expenses)(1)	-15.00%	-10.00%	-5.00%	—%	5.00%	10.00%	15.00%
Corresponding Return to Common Stockholders(2)	-33.61%	-23.63%	-13.65%	-3.67%	6.31%	16.29%	26.27%
_______________________________________________________________________________

(1)
The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2019. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2019.

(2)
In order to compute the “Corresponding Return to Common Stockholders,” the “Assumed Return on Portfolio” is multiplied by the total value of our assets at December 31, 2019 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 3.9% by the approximately $7.1 billion of principal debt outstanding) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of December 31, 2019 to determine the “Corresponding Return to Common Stockholders.”

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

A number of entities compete with us to make the types of investments that we make in middle-market companies. We compete with other BDCs, public and private funds, commercial and investment banks, commercial financing companies, insurance companies, hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Some of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC and that the Code imposes on us as a RIC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to pursue attractive investment opportunities from time to time.

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

Our investment adviser’s base management fee is based on a percentage of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) and, consequently, our investment adviser may have conflicts of interest in connection with decisions that could affect our total assets, such as decisions as to whether to incur indebtedness or to make future investments. We are currently allowed to borrow amounts such that our asset coverage, as calculated pursuant to the Investment Company Act, equals at least 150% after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). Accordingly, our investment adviser may have conflicts of interest in connection with decisions to use increased leverage permitted under our modified asset coverage requirement applicable to senior securities, as the incurrence of such additional indebtedness would result in an increase in the base management fees payable to our investment adviser and may also result in an increase in the income based fees and capital gains incentive fees payable to our investment adviser. Effective June 6, 2019, our investment adviser’s base management fee was reduced from 1.5% to 1.0% per annum with respect to assets financed using leverage over 1.0x debt to equity.

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

General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our investment objective and our net investment income. Because we borrow money and may issue debt securities or preferred stock to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. If market rates decrease we may earn less interest income from investments made during such lower rate environment. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates. In the past, we have entered into certain hedging transactions, such as interest rate swap agreements, to mitigate our exposure to adverse fluctuations in interest rates, and we may do so again in the future. In addition, we may increase our floating rate investments to position the portfolio for rate increases. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. We and our investment adviser’s employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of activities. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to business relationships. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by Ares Management and third-party service providers, and the information systems of our portfolio companies. Ares Management has implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our business, liability to investors, regulatory intervention or reputational damage.

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

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Act, certain aspects of which were amended by the 2018 Economic Growth, Regulatory Relief, and Consumer Protection Act. In addition, U.S. regulatory agencies continue to consider changes to regulations promulgated under the Dodd-Frank Act. Although the full impact of the Dodd-Frank Act on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, including the rules implementing its provisions and the interpretation of those rules relating to capital, margin, trading and clearance and settlement of derivatives, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act, which significantly changed the Code, including, a reduction in the corporate income tax rate, a new limitation on the deductibility of interest expense, and significant changes to the taxation of income earned from foreign sources and foreign subsidiaries. The Tax Cuts and Jobs Act also authorizes the IRS to issue regulations with respect to the new provisions. We cannot predict how the changes in the Tax Cuts and Jobs Act, or regulations or other guidance issued under it, might affect us, our business or the business of our portfolio companies in the long-term.

On February 3, 2017, President Trump signed Executive Order 13772 announcing the new Administration’s policy to regulate the U.S. financial system in a manner consistent with certain “Core Principles,” including regulation that is efficient, effective and appropriately tailored. The Executive Order directed the Secretary of the Treasury, in consultation with the heads of the member agencies of the Financial Stability Oversight Council, to report to the President on the extent to which existing laws, regulations and other government policies promote the Core Principles and to identify any laws, regulations or other government policies that inhibit federal regulation of the U.S. financial system. On June 12, 2017, the U.S. Department of the Treasury published the first of several reports in response to the Executive Order on the depository system covering banks and other savings institutions. On October 6, 2017, the Treasury released a second report outlining ways to streamline and reform the U.S. regulatory system for capital markets, followed by a third report, on October 26, 2017, examining the current regulatory framework for the asset management and insurance industries. The Treasury released a fourth report on July 31, 2018 describing recommendations relating to non-bank financial institutions, financial technology and innovation. Subsequent reports are expected to address retail and institutional investment products and vehicles.

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
On March 23, 2018, the SBCAA was signed into law. The SBCAA, among other things, modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to a BDC from 200% to 150% subject to certain approval, time and disclosure requirements (including either stockholder approval or approval of a “required majority” of its board of directors). On June 21, 2018, our board of directors, including a “required majority” of our board of directors, approved the application of the modified asset coverage requirement set forth in Section 61(a)(2) of the Investment Company Act, as amended by the SBCAA. As a result, effective on June 21, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150% (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us), and the risks associated with an investment in us may increase. In addition, on March 20, 2019, the SEC proposed a series of rule and form amendments pursuant to the SBCAA. However, in the absence of final rules, the revisions required under the SBCAA became self-implementing on March 24, 2019. In the continued absence of transition guidance and through the effectiveness of the final rules, the appropriate mechanisms for implementing offering reform may remain in flux.

Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. The current administration, along with Congress, has created significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

Uncertainty relating to the LIBOR calculation process may adversely affect the value of the LIBOR‑indexed, floating‑rate debt securities in our portfolio or the cost of our borrowings.

National and international regulators and law enforcement agencies have conducted investigations into a number of rates or indices that are deemed to be “reference rates.” Actions by such regulators and law enforcement agencies may result in changes to the manner in which certain reference rates are determined, their discontinuance, or the establishment of alternative reference rates. In particular, on July 27, 2017, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. Such announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It appears highly likely that LIBOR will be discontinued or modified by 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short‑term repurchase agreements, backed by Treasury securities (the “Secured Overnight Financing Rate,” or “SOFR”). The future of LIBOR at this time is uncertain. Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR‑based securities, including our portfolio of LIBOR‑indexed, floating‑rate debt securities, or the cost of our borrowings. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR‑based securities, including the value of the LIBOR‑indexed, floating‑rate debt securities in our portfolio, or the cost of our borrowings. Additionally, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our credit facility lenders and our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.

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

Additionally, when we invest in first lien senior secured loans (including “unitranche” loans, which are loans that combine both senior and mezzanine debt, generally in a first lien position), second lien senior secured loans or mezzanine debt, we may acquire warrants or other equity securities as well. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

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

Because of the structure of the income based fees, it is possible that we may have to pay income based fees in a quarter during which we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the hurdle rate for a quarter, we will pay the applicable income based fees even if we have incurred a loss in that quarter due to realized and/or unrealized capital losses. In addition, if market interest rates rise, our investment adviser may be able to invest our funds in debt instruments that provide for a higher return, which would increase our pre-incentive fee net investment income and make it easier for our investment adviser to surpass the fixed hurdle rate and receive income based fees. Additionally, the Fee Waiver expired following the third calendar quarter of 2019. As a result of the expiration of the Fee Waiver, the income based fees we pay to our investment adviser effectively became higher.

Our investments in foreign companies may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy contemplates potential investments in foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

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

Pursuant to approval granted at a special meeting of stockholders held on July 8, 2019, we currently are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on July 8, 2020.
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

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that Court does not have jurisdiction, the U.S. District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf, (ii) any Internal Corporate Claim, as such term is defined in Section 1-101(p) of the MGCL, including, without limitation, (a) any action asserting a claim of breach of any duty owed by any of our directors or officers or other employees to us or to our stockholders or (b) any action asserting a claim against us or any of our directors or officers or other employees arising pursuant to any provision of the MGCL or our charter or bylaws or (iii) any action asserting a claim against us or any of our directors or officers or other employees that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares shall be deemed to have notice of and to have consented and waived any objection to this exclusive forum provision of our bylaws, as the same may be amended from time to time. Our board of directors, without stockholder approval, adopted this exclusive forum provision so that we can respond to such litigation more efficiently, reduce the costs associated with our responses to such litigation, particularly litigation that might otherwise be brought in multiple forums, and make it less likely that plaintiffs’ attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements. However, this exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that such stockholder believes is favorable for disputes with us or our directors, officers or other employees, if any, and may discourage lawsuits against us and our directors, officers or other employees, if any. We believe the risk of a court declining to enforce this exclusive forum provision is remote, as the General Assembly of Maryland has specifically amended the MGCL to authorize the adoption of such provision. However, if a court were to find such provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings notwithstanding that the MGCL expressly provides that the charter or bylaws of a Maryland corporation may require that any Internal Corporate Claim be brought only in courts sitting in one or more specified jurisdictions, we may incur additional costs that we do not currently anticipate associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition and results of operations.

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
At a special meeting of stockholders held on July 8, 2019, subject to certain determinations required to be made by our board of directors, our stockholders approved our ability to sell or otherwise issue shares of our common stock, in an amount not exceeding 25% of our then outstanding common stock, at a price below the then current net asset value per share during a period that began on July 8, 2019 and expires on July 8, 2020.
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
As of December 31, 2019, the 2022 Convertible Notes are convertible into shares of our common stock beginning on August 1, 2021 and the 2024 Convertible Notes are convertible into shares of our common stock beginning on December 1, 2023 or, under certain circumstances, earlier. Upon conversion of the 2022 Convertible Unsecured Notes, we have the choice to pay or deliver, as the case may be, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. As of December 31, 2019, the conversion price of the 2022 Convertible Notes was effectively $19.20 per share and the conversion price of the 2024 Convertible Notes was effectively $19.88 per share, in each case taking into account certain de minimis adjustments that will be made on the conversion date and subject to further adjustment in certain circumstances. If we elect to deliver shares of common stock upon a conversion at the time our tangible book value per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of common stock upon our issuance of common stock in connection with the conversion of the Convertible Unsecured Notes and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance.
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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are currently located at 245 Park Avenue, 44th Floor, New York, New York 10167. We are party to office leases pursuant to which we are leasing office facilities from third parties. For certain of these office leases, we have also entered into a separate sublease with Ares Management LLC, the sole member of Ares Capital Management, pursuant to which Ares Management LLC subleased the full amount of such leases from us.

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

On February 6, 2020, the last reported closing sales price of our common stock on The NASDAQ Global Select Market was $19.12 per share, which represented a premium of approximately 10.4% to the net asset value per share reported by us as of December 31, 2019.

HOLDERS

As of February 6, 2020, there were 1,336 holders of record of our common stock (including Cede & Co.).

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

To maintain our RIC status under the Code, we must timely distribute an amount equal to at least 90% of our investment company taxable income (as defined by the Code, which generally includes net ordinary income and net short term capital gains) to our stockholders. In addition, we generally will be required to pay an excise tax equal to 4% on certain undistributed taxable income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our ordinary income recognized during a calendar year and (ii) 98.2% of our capital gain net income, as defined by the Code, recognized during a calendar year and (iii) any income recognized, but not distributed, in preceding years. The taxable income on which we pay excise tax is generally distributed to our stockholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income for distribution in the following year, and pay any applicable excise tax. For the years ended December 31, 2019, 2018 and 2017, we recorded a net excise tax expense of $15 million, $14 million and $12 million, respectively. We cannot assure you that we will achieve results that will permit the payment of any cash distributions. We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a cash dividend, stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically opt out of the dividend reinvestment plan so as to receive cash dividends. See “Dividend Reinvestment Plan.”

RECENT SALES OF UNREGISTERED EQUITY SECURITIES

We did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act of 1933, as amended.

ISSUER PURCHASES OF EQUITY SECURITIES

Dividend Reinvestment Plan

During the year ended December 31, 2019, as a part of our dividend reinvestment plan for our common stockholders, we purchased 889,529 shares of our common stock for an average price per share of $16.56 in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines such purchases of our common stock during the year ended December 31, 2019:

(dollars in millions, except per share data) Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 through January 31, 2019	426,932	$15.62	—	$—
February 1, 2019 through February 28, 2019	—	—	—	—
March 1, 2019 through March 31, 2019	—	—	—	—
April 1, 2019 through April 30, 2019	462,597	17.42	—	—
May 1, 2019 through May 31, 2019	—	—	—	—
June 1, 2019 through June 30, 2019	—	—	—	—
July 1, 2019 through July 31, 2019	—	—	—	—
August 1, 2019 through August 31, 2019	—	—	—	—
September 1, 2019 through September 30, 2019	—	—	—	—
October 1, 2019 through October 31, 2019	—	—	—	—
November 1, 2019 through November 30, 2019	—	—	—	—
December 1, 2019 through December 31, 2019	—	—	—	—
Total	889,529	$16.56	—	$—

Stock Repurchase Program

In February 2019, our board of directors authorized an amendment to our stock repurchase program to (a) increase the total authorization under the program from $300 million to $500 million and (b) extend the expiration date of the program from February 28, 2019 to February 15, 2020. Under the program, we may repurchase up to $500 million in the aggregate of our outstanding common stock in the open market at certain thresholds below its net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The program will be in effect through February 15, 2020, unless extended or until the approved dollar amount has been used to repurchase shares. The program does not require us to repurchase any specific number of shares and we cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time. See “Recent Developments,” as well as Note 18 to our consolidated financial statements for the year ended December 31, 2019 for a subsequent event relating to our stock repurchase program.

For the year ended December 31, 2019, there were no repurchases of our common stock under our stock repurchase program. As of December 31, 2019, the approximate dollar value of shares that may yet be purchased under the program was $493 million.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG ARES CAPITAL
CORPORATION, S&P 500 INDEX AND SNL US INVESTMENT COMPANY INDEX

Total Return Performance

SOURCE:	S&P Global Market Intelligence

NOTES:
Assumes $100 invested on December 31, 2014 in Ares Capital, the S&P 500 Index and the SNL US Investment Company Index. Assumes all dividends are reinvested on the respective dividend payment dates without commissions.

	Dec14	Dec15	Dec16	Dec17	Dec18	Dec19
Ares Capital	100.00	100.90	128.87	134.61	146.51	192.28
S&P 500 Index	100.00	101.38	113.51	138.29	132.23	173.86
SNL US Investment Company Index	100.00	91.36	113.01	125.29	120.18	147.94

The stock performance graph and other information above shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act, as amended.

SENIOR SECURITIES
(dollar amounts in thousands, except per unit data)
Information about our senior securities (including preferred stock, debt securities and other indebtedness) is shown in the following tables as of the end of the last ten fiscal years. The report of our independent registered public accounting firm, KPMG LLP, on the senior securities table as of December 31, 2019, is attached as an exhibit to this annual report on Form 10-K. The “-” indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2019	$2,250,148	$2,042	$—	N/A
Fiscal 2018	1,063,750	2,362	—	N/A
Fiscal 2017	395,000	2,415	—	N/A
Fiscal 2016	571,053	2,296	—	N/A
Fiscal 2015	515,000	2,213	—	N/A
Fiscal 2014	170,000	2,292	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	—	—	—	N/A
Fiscal 2011	395,000	2,393	—	N/A
Fiscal 2010	146,000	3,079	—	N/A
Revolving Funding Facility
Fiscal 2019	$637,500	$2,042	$—	N/A
Fiscal 2018	520,000	2,362	—	N/A
Fiscal 2017	600,000	2,415	—	N/A
Fiscal 2016	155,000	2,296	—	N/A
Fiscal 2015	250,000	2,213	—	N/A
Fiscal 2014	324,000	2,292	—	N/A
Fiscal 2013	185,000	2,547	—	N/A
Fiscal 2012	300,000	2,721	—	N/A
Fiscal 2011	463,000	2,393	—	N/A
Fiscal 2010	242,050	3,079	—	N/A
SMBC Funding Facility
Fiscal 2019	$301,000	$2,042	$—	N/A
Fiscal 2018	245,000	2,362	—	N/A
Fiscal 2017	60,000	2,415	—	N/A
Fiscal 2016	105,000	2,296	—	N/A
Fiscal 2015	110,000	2,213	—	N/A
Fiscal 2014	62,000	2,292	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	—	—	—	N/A
SBA Debentures
Fiscal 2017	$—	$—	$—	N/A
Fiscal 2016	25,000	2,296	—	N/A
Fiscal 2015	22,000	2,213	—	N/A

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Debt Securitization
Fiscal 2011	$77,531	$2,393	$—	N/A
Fiscal 2010	155,297	3,079	—	N/A
February 2016 Convertible Notes
Fiscal 2015	$575,000	$2,213	$—	N/A
Fiscal 2014	575,000	2,292	—	N/A
Fiscal 2013	575,000	2,547	—	N/A
Fiscal 2012	575,000	2,721	—	N/A
Fiscal 2011	575,000	2,393	—	N/A
June 2016 Convertible Notes
Fiscal 2015	$230,000	$2,213	$—	N/A
Fiscal 2014	230,000	2,292	—	N/A
Fiscal 2013	230,000	2,547	—	N/A
Fiscal 2012	230,000	2,721	—	N/A
Fiscal 2011	230,000	2,393	—	N/A
2017 Convertible Notes
Fiscal 2016	$162,500	$2,296	$—	N/A
Fiscal 2015	162,500	2,213	—	N/A
Fiscal 2014	162,500	2,292	—	N/A
Fiscal 2013	162,500	2,547	—	N/A
Fiscal 2012	162,500	2,721	—	N/A
2018 Convertible Notes
Fiscal 2017	$270,000	$2,415	$—	N/A
Fiscal 2016	270,000	2,296	—	N/A
Fiscal 2015	270,000	2,213	—	N/A
Fiscal 2014	270,000	2,292	—	N/A
Fiscal 2013	270,000	2,547	—	N/A
Fiscal 2012	270,000	2,721	—	N/A
2019 Convertible Notes
Fiscal 2018	$300,000	$2,362	$—	N/A
Fiscal 2017	300,000	2,415	—	N/A
Fiscal 2016	300,000	2,296	—	N/A
Fiscal 2015	300,000	2,213	—	N/A
Fiscal 2014	300,000	2,292	—	N/A
Fiscal 2013	300,000	2,547	—	N/A
2022 Convertible Notes
Fiscal 2019	$388,000	$2,042	$—	N/A
Fiscal 2018	388,000	2,362	—	N/A
Fiscal 2017	388,000	2,415	—	N/A
2024 Convertible Notes
Fiscal 2019	$402,500	$2,042	$—	N/A
2011 Notes
Fiscal 2010	$300,584	$3,079	$—	$1,018

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
2012 Notes
Fiscal 2010	$161,210	$3,079	$—	$1,018
2018 Notes
Fiscal 2017	$750,000	$2,415	$—	N/A
Fiscal 2016	750,000	2,296	—	N/A
Fiscal 2015	750,000	2,213	—	N/A
Fiscal 2014	750,000	2,292	—	N/A
Fiscal 2013	600,000	2,547	—	N/A
2020 Notes
Fiscal 2018	$600,000	$2,362	$—	N/A
Fiscal 2017	600,000	2,415	—	N/A
Fiscal 2016	600,000	2,296	—	N/A
Fiscal 2015	600,000	2,213	—	N/A
Fiscal 2014	400,000	2,292	—	N/A
2022 Notes
Fiscal 2019	$600,000	$2,042	$—	N/A
Fiscal 2018	600,000	2,362	—	N/A
Fiscal 2017	600,000	2,415	—	N/A
Fiscal 2016	600,000	2,296	—	N/A
February 2022 Notes
Fiscal 2014	$143,750	$2,292	$—	$1,024
Fiscal 2013	143,750	2,547	—	1,043
Fiscal 2012	143,750	2,721	—	1,035
October 2022 Notes
Fiscal 2016	$182,500	$2,296	$—	$1,017
Fiscal 2015	182,500	2,213	—	1,011
Fiscal 2014	182,500	2,292	—	1,013
Fiscal 2013	182,500	2,547	—	993
Fiscal 2012	182,500	2,721	—	986
2040 Notes
Fiscal 2014	$200,000	$2,292	$—	$1,040
Fiscal 2013	200,000	2,547	—	1,038
Fiscal 2012	200,000	2,721	—	1,041
Fiscal 2011	200,000	2,393	—	984
Fiscal 2010	200,000	3,079	—	952
2023 Notes
Fiscal 2019	$750,000	$2,042	$—	N/A
Fiscal 2018	750,000	2,362	—	N/A
Fiscal 2017	750,000	2,415	—	N/A
2024 Notes
Fiscal 2019	$900,000	$2,042	$—	N/A

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
March 2025 Notes
Fiscal 2019	$600,000	$2,042	$—	N/A
Fiscal 2018	600,000	2,362	—	N/A
2047 Notes
Fiscal 2019	$229,557	$2,042	$—	$1,033
Fiscal 2018	229,557	2,362	—	1,013
Fiscal 2017	229,557	2,415	—	1,021
Fiscal 2016	229,557	2,296	—	1,015
Fiscal 2015	229,557	2,213	—	1,011
Fiscal 2014	229,557	2,292	—	985
Fiscal 2013	230,000	2,547	—	972
Fiscal 2012	230,000	2,721	—	978
Fiscal 2011	230,000	2,393	—	917
Fiscal 2010	230,000	3,079	—	847
_______________________________________________________________________________

(1)	Total amount of each class of senior securities outstanding at principal value at the end of the period presented.

(2)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the “Asset Coverage Per Unit” (including for the February 2022 Notes, the October 2022 Notes, the 2040 Notes and the 2047 Notes, which were issued in $25 increments). In June 2016, we received exemptive relief from the SEC allowing us to modify the asset coverage requirements to exclude debentures issued by Ares Venture Finance, L.P. and guaranteed by the Small Business Administration (the “SBA”), subject to the issuance of a capital commitment by the SBA and other customary procedures (the “SBA Debentures”), from this calculation. As such, the asset coverage ratio beginning with Fiscal 2016 excludes the SBA Debentures. Certain prior year amounts have been reclassified to conform to the 2016 and 2017 presentation. In particular, unamortized debt issuance costs were previously included in other assets and were reclassified to long‑term debt as a result of the adoption of Accounting Standards Update 2015‑03, Interest-Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs during the first quarter of 2016.

(3)	The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it.

(4)
Not applicable, except for with respect to the 2011 Notes, the 2012 Notes, the February 2022 Notes, the October 2022 Notes, the 2040 Notes and the 2047 Notes, as other senior securities are not registered for public trading on a stock exchange. The average market value per unit for each of the 2011 Notes, the 2012 Notes, the February 2022 Notes, the October 2022 Notes, the 2040 Notes and the 2047 Notes is based on the average daily prices of such notes and is expressed per $1,000 of indebtedness (including for the February 2022 Notes, the October 2022 Notes, the 2040 Notes and the 2047 Notes, which were issued in $25 increments).

Item 6.    Selected Financial Data

The following selected financial and other data for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 are derived from our consolidated financial statements which have been audited by KPMG LLP, an independent registered public accounting firm whose report thereon is included elsewhere in this Annual Report. The data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Annual Report.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(dollar amounts in millions, except per share data and as otherwise indicated)

	As of and For the Years Ended December 31,
	2019	2018	2017	2016	2015
Total Investment Income	$1,528	$1,337	$1,160	$1,012	$1,025
Total Expenses, Net of Waiver of Income Based Fees	701	624	630	497	499
Net Investment Income Before Income Taxes	827	713	530	515	526
Income Tax Expense, Including Excise Tax	16	19	19	21	18
Net Investment Income	811	694	511	494	508
Net Realized and Unrealized Gains (Losses) on Investments, Foreign Currencies and Other Transactions and Extinguishment of Debt	(18)	164	156	(20)	(129)
Net Increase in Stockholders’ Equity Resulting from Operations	$793	$858	$667	$474	$379
Per Share Data:
Net Increase in Stockholders’ Equity Resulting from Operations:
Basic	$1.86	$2.01	$1.57	$1.51	$1.20
Diluted	$1.86	$2.01	$1.57	$1.51	$1.20
Cash Dividends Declared and Payable(1)	$1.68	$1.54	$1.52	$1.52	$1.57
Net Asset Value	$17.32	$17.12	$16.65	$16.45	$16.46
Total Assets(2)	$14,905	$12,895	$12,347	$9,245	$9,507
Total Debt (Carrying Value)(2)	$6,971	$5,214	$4,854	$3,874	$4,114
Total Debt (Principal Amount)	$7,060	$5,297	$4,943	$3,951	$4,197
Total Stockholders’ Equity	$7,467	$7,300	$7,098	$5,165	$5,173
Other Data:
Number of Portfolio Companies at Period End(3)	354	344	314	218	218
Principal Amount of Investments Purchased(4)	$6,829	$7,176	$7,263	$3,490	$3,905
Principal Amount of Investments Acquired as part of the American Capital Acquisition on the Acquisition Date	$—	$—	$2,543	$—	$—
Principal Amount of Investments Sold and Repayments	$5,098	$6,440	$7,107	$3,655	$3,651
Total Return Based on Market Value(5)	30.5%	8.9%	4.5%	26.4%	1.3%
Total Return Based on Net Asset Value(6)	12.1%	12.1%	10.5%	9.2%	7.2%
Weighted Average Yield of Debt and Other Income Producing Securities at Fair Value(7)	9.7%	10.3%	9.8%	9.4%	10.3%
Weighted Average Yield of Debt and Other Income Producing Securities at Amortized Cost(7)	9.6%	10.2%	9.7%	9.3%	10.1%
Weighted Average Yield of Total Investments at Fair Value(8)	8.7%	9.3%	8.7%	8.5%	9.2%
Weighted Average Yield of Total Investments at Amortized Cost(8)	8.6%	9.0%	8.7%	8.3%	9.1%
_______________________________________________________________________________

(1)	Includes additional dividends of $0.08 per share in the aggregate paid in the year ended December 31, 2019 and an additional dividend of $0.05 per share paid in the year ended December 31, 2015.

(2)
Certain prior year amounts have been reclassified to conform to the current year presentation. In particular, unamortized debt issuance costs were previously included in other assets and were reclassified to debt as a result of the adoption of Accounting Standards Update 2015‑03, Interest-Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs, during the first quarter of 2016.

(3)	Includes commitments to portfolio companies for which funding had yet to occur.

(4)	Excludes $2.5 billion of investments acquired as part of the American Capital Acquisition on January 3, 2017 (the “Acquisition Date”).

(5)
For the year ended December 31, 2019, the total return based on market value equaled the increase of the ending market value at December 31, 2019 of $18.65 per share from the ending market value at December 31, 2018 of $15.58 per share plus the declared and payable dividends of $1.68 per share for the year ended December 31, 2019, divided by the market value at December 31, 2018. For the year ended December 31, 2018, the total return based on market value equaled the decrease of the ending market value at December 31, 2018 of $15.58 per share from the ending market value at December 31, 2017 of $15.72 per share plus the declared and payable dividends of $1.54 per share for the year ended December 31, 2018, divided by the market value at December 31, 2017. For the year ended December 31, 2017, the total return based on market value equaled the decrease of the ending market value at December 31, 2017 of $15.72 per share from the ending market value at December 31, 2016 of $16.49 per share plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2017, divided by the market value at December 31, 2016. For the year ended December 31, 2016, the total return based on market value equaled the increase of the ending market value at December 31, 2016 of $16.49 per share from the ending market value at December 31, 2015 of $14.25 per share plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2016, divided by the market value at December 31, 2015. For the year ended December 31, 2015, the total return based on market value equaled the decrease of the ending market value at December 31, 2015 of $14.25 per share from the ending market value at December 31, 2014 of $15.61 per share plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2015, divided by the market value at December 31, 2014. The Company’s shares fluctuate in value. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(6)
For the year ended December 31, 2019, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.68 per share for the year ended December 31, 2019, divided by the beginning net asset value for the period. For the year ended December 31, 2018, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.54 per share for the year ended December 31, 2018, divided by the beginning net asset value for the period. For the year ended December 31, 2017, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2017, divided by the beginning net asset value for the period. For the year ended December 31, 2016, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2016, divided by the beginning net asset value for the period. For the year ended December 31, 2015, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2015, divided by the beginning net asset value for the period. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan and the issuance of common stock in connection with any equity offerings and the equity components of any convertible notes issued during the period. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

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

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	our ability to recover unrealized losses;

•	market conditions and our ability to access alternative debt markets and additional debt and equity capital and our ability to manage our capital resources effectively;

•	our contractual arrangements and relationships with third parties, including parties to our co-investment program;

•	the general economy and its impact on the industries in which we invest;

•	uncertainty surrounding the financial stability of the United States, Europe and China;

•	the social, geopolitical, financial, trade and legal implications of Brexit;

•	Middle East turmoil and the potential for volatility in energy prices and its impact on the industries in which we invest;

•	the financial condition of our current and prospective portfolio companies and their ability to achieve their objectives;

•	our expected financings and investments;

•	our ability to successfully complete and integrate any acquisitions;

•	the outcome and impact of any litigation;

•	the adequacy of our cash resources and working capital;

•	the timing, form and amount of any dividend distributions;

•	the timing of cash flows, if any, from the operations of our portfolio companies; and

•	the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments.

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

Since our initial public offering (“IPO”) on October 8, 2004 through December 31, 2019, our exited investments resulted in an asset level realized gross internal rate of return to us of approximately 14% (based on original cash invested, net of syndications, of approximately $27.4 billion and total proceeds from such exited investments of approximately $34.8 billion). Internal rate of return is the discount rate that makes the net present value of all cash flows related to a particular investment equal to zero. Internal rate of return is gross of expenses related to investments as these expenses are not allocable to specific investments. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of a debt investment or sale of an investment or through the determination that no further consideration was collectible and, thus, a loss may have been realized. Approximately 60% of these exited investments resulted in an asset level realized gross internal rate of return to us of 10% or greater.

Additionally, since our IPO on October 8, 2004 through December 31, 2019, our realized gains have exceeded our realized losses by approximately $0.9 billion (excluding a one-time gain on the acquisition of Allied Capital Corporation (“Allied Capital”) in April 2010 (the “Allied Acquisition”) and realized gains/losses from the extinguishment of debt and other transactions). For this same time period, our average annualized net realized gain rate was approximately 1.1% (excluding a one-time gain on the acquisition of Allied Capital and realized gains/losses from the extinguishment of debt and other transactions). Net realized gain/loss rates for a particular period are the amount of net realized gains/losses during such period divided by the average quarterly investments at amortized cost in such period.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our investment activity for the years ended December 31, 2019 and 2018 is presented below.

	For the Years Ended December 31,
(dollar amounts in millions)	2019	2018
New investment commitments(1):
New portfolio companies	$3,639	$3,754
Existing portfolio companies	3,622	4,291
Total new investment commitments(2)	7,261	8,045
Less:
Investment commitments exited(3)	(5,350)	(6,476)
Net investment commitments	$1,911	$1,569
Principal amount of investments funded:
First lien senior secured loans	$4,431	$4,465
Second lien senior secured loans	1,344	1,607
Subordinated certificates of the SDLP(4)	407	252
Senior subordinated loans	252	376
Preferred equity securities	215	130
Other equity securities	180	346
Total	$6,829	$7,176
Principal amount of investments sold or repaid:
First lien senior secured loans	$3,809	$3,762
Second lien senior secured loans	850	1,657
Subordinated certificates of the SDLP(4)	150	88
Senior subordinated loans	222	718
Collateralized loan obligations	4	71
Preferred equity securities	21	80
Other equity securities	42	64
Total	$5,098	$6,440
Number of new investment commitments(5)	163	172
Average new investment commitment amount	$45	$47
Weighted average term for new investment commitments (in months)	73	76
Percentage of new investment commitments at floating rates	94%	94%
Percentage of new investment commitments at fixed rates	2%	2%
Weighted average yield of debt and other income producing securities(6):
Funded during the period at amortized cost	9.2%	9.0%
Funded during the period at fair value(7)	9.3%	9.1%
Exited or repaid during the period at amortized cost	9.1%	9.2%
Exited or repaid during the period at fair value(7)	9.1%	9.2%

_______________________________________________________________________________

(1)
New investment commitments include new agreements to fund revolving loans or delayed draw loans. See “Off Balance Sheet Arrangements” as well as Note 7 to our consolidated financial statements for the year ended December 31, 2019, for more information on our commitments to fund revolving loans or delayed draw loans.

(2)	Includes both funded and unfunded commitments. Of these new investment commitments, we funded $5.9 billion and $6.6 billion for the years ended December 31, 2019 and 2018, respectively.

(3)
Includes both funded and unfunded commitments. For the years ended December 31, 2019 and 2018, investment commitments exited included exits of unfunded commitments of $718 million and $385 million, respectively.

(4)	See “Senior Direct Lending Program” below and Note 4 to our consolidated financial statements for the year ended December 31, 2019 for more information on the SDLP (as defined below).

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

(7)	Represents fair value for investments in the portfolio as of the most recent prior quarter end, if applicable.

As of December 31, 2019 and 2018, our investments consisted of the following:

	As of December 31,
	2019		2018
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured loans(1)	$6,606	$6,372	$5,976	$5,836
Second lien senior secured loans	4,439	4,334	3,878	3,657
Subordinated certificates of the SDLP(2)	909	909	652	652
Senior subordinated loans	815	822	717	727
Collateralized loan obligations	40	35	44	45
Preferred equity securities	815	728	576	444
Other equity securities	1,072	1,226	911	1,056
Total	$14,696	$14,426	$12,754	$12,417
_______________________________________________________________________________

(1)
First lien senior secured loans include certain loans that we classify as “unitranche” loans. The total amortized cost and fair value of the loans that we classified as “unitranche” loans were $1,959 million and $1,885 million, respectively, as of December 31, 2019, and $1,535 million and $1,488 million, respectively, as of December 31, 2018.

(2)
The proceeds from these certificates were applied to co-investments with Varagon Capital Partners (“Varagon”) and its clients to fund first lien senior secured loans to 23 and 21 different borrowers as of December 31, 2019 and 2018, respectively.

The weighted average yields at amortized cost and fair value of the following portions of our portfolio as of December 31, 2019 and 2018 were as follows:

	As of December 31,
	2019		2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and other income producing securities(1)	9.6%	9.7%	10.2%	10.3%
Total portfolio(2)	8.6%	8.7%	9.0%	9.3%
First lien senior secured loans(2)	7.7%	7.9%	8.4%	8.7%
Second lien senior secured loans(2)	10.2%	10.4%	10.4%	11.1%
Subordinated certificates of the SDLP(2)(3)	14.5%	14.5%	15.0%	15.0%
Senior subordinated loans(2)	11.4%	11.3%	12.7%	12.5%
Collateralized loan obligations	16.9%	18.9%	22.7%	22.2%
Income producing equity securities(2)	12.5%	12.3%	13.5%	13.4%
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

Set forth below is the grade distribution of our portfolio companies as of December 31, 2019 and 2018:

	As of December 31,
	2019				2018
(dollar amounts in millions)	Fair Value	%	Number of Companies	%	Fair Value	%	Number of Companies	%
Grade 1	$92	0.6%	19	5.4%	$107	0.9%	18	5.2%
Grade 2	688	4.8%	14	4.0%	455	3.7%	12	3.5%
Grade 3	12,407	86.0%	301	85.0%	10,680	85.9%	300	87.2%
Grade 4	1,239	8.6%	20	5.6%	1,175	9.5%	14	4.1%
Total	$14,426	100.0%	354	100.0%	$12,417	100.0%	344	100.0%

As of December 31, 2019 and 2018, the weighted average grade of the investments in our portfolio at fair value was 3.0 and 3.0, respectively.

As of December 31, 2019, investments on non-accrual status represented 1.9% and 0.9% of the total investments at amortized cost and at fair value, respectively. As of December 31, 2018, investments on non-accrual status represented 2.5% and 0.6% of the total investments at amortized cost and at fair value, respectively.

Senior Direct Lending Program

We have established a joint venture with Varagon to make certain first lien senior secured loans, including certain stretch senior and unitranche loans, primarily to U.S. middle-market companies. Varagon was formed in 2013 as a lending platform by American International Group, Inc. and other partners. The joint venture is called the Senior Direct Lending Program, LLC (d/b/a the “Senior Direct Lending Program” or the “SDLP”). In July 2016, we and Varagon and its clients completed the initial funding of the SDLP. The SDLP may generally commit and hold individual loans of up to $350 million. The SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SDLP must be approved by an investment committee of the SDLP consisting of representatives of ours and Varagon (with approval from a representative of each required).

We provide capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. As of December 31, 2019, we and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates.

As of December 31, 2019 and 2018, we and Varagon and its clients had agreed to make capital available to the SDLP of $6.2 billion and $6.4 billion, respectively, in the aggregate, of which $1,444 million and $1,444 million, respectively, is to be made available from us. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP. Below is a summary of the funded capital and unfunded capital commitments of the SDLP.

	As of December 31,
(in millions)	2019	2018
Total capital funded to the SDLP(1)	$3,899	$3,104
Total capital funded to the SDLP by the Company(1)	$909	$652
Total unfunded capital commitments to the SDLP(2)	$404	$187
Total unfunded capital commitments to the SDLP by the Company(2)	$94	$39
___________________________________________________________________________

(1)	At principal amount.

(2)	These commitments have been approved by the investment committee of the SDLP and will be funded as the transactions are completed.

The SDLP Certificates pay a coupon equal to the London Interbank Offered Rate (“LIBOR”) plus 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, after expenses, which may result in a return to the holders of the SDLP Certificates that is greater than the stated coupon. The SDLP Certificates are junior in right of payment to the senior notes and intermediate funding notes.

The amortized cost and fair value of our SDLP Certificates were $909 million and $909 million, respectively, as of December 31, 2019 and $652 million and $652 million, respectively, as of December 31, 2018. Our yield on our investment in the SDLP Certificates at amortized cost and fair value was 14.5% and 14.5%, respectively, as of December 31, 2019 and 15.0% and 15.0%, respectively, as of December 31, 2018. For the years ended December 31, 2019, 2018 and 2017, we earned interest income of $122 million, $87 million and $52 million, respectively, from our investment in the SDLP Certificates. We are also entitled to certain fees in connection with the SDLP. For the years ended December 31, 2019, 2018 and 2017, in connection with the SDLP, we earned capital structuring service and other fees totaling $25 million, $16 million and $11 million, respectively.

As of December 31, 2019 and 2018, the portfolio was comprised of all first lien senior secured loans primarily to U.S. middle-market companies and were in industries similar to the companies in our portfolio. As of December 31, 2019 and 2018, none of the loans were on non-accrual status. Below is a summary of the SDLP’s portfolio as of December 31, 2019 and 2018:

	As of December 31,
(dollar amounts in millions)	2019	2018
Total first lien senior secured loans(1)(2)	$3,892	$3,086
Weighted average yield on first lien senior secured loans(3)	7.7%	8.4%
Largest loan to a single borrower(1)	$348	$249
Total of five largest loans to borrowers(1)	$1,391	$1,132
Number of borrowers in the SDLP	23	21
Commitments to fund delayed draw loans(4)	$404	$187
_______________________________________________________________________________

(1)                                 At principal amount.

(2)
First lien senior secured loans include certain loans that the SDLP classifies as “unitranche” loans. As of December 31, 2019 and 2018, the total principal amount of loans in the SDLP portfolio that the SDLP classified as “unitranche” loans was $3,643 million and $2,968 million, respectively.

(3)	Computed as (a) the annual stated interest rate on accruing first lien senior secured loans, divided by (b) total first lien senior secured loans at principal amount.

(4)	As discussed above, these commitments have been approved by the investment committee of the SDLP.

Selected financial information for the SDLP as of and for the years ended December 31, 2019 and 2018, was as follows:

	As of December 31,
(in millions)	2019	2018
Selected Balance Sheet Information:
Investments at fair value (amortized cost of $3,892 and $3,086, respectively)	$3,817	$3,043
Other assets	92	92
Total assets	$3,909	$3,135

Senior notes	$2,769	$2,189
Intermediate funding notes	92	171
Other liabilities	63	54
Total liabilities	2,924	2,414
Subordinated certificates and members’ capital	985	721
Total liabilities and members’ capital	$3,909	$3,135

	For the Years Ended December 31,
(in millions)	2019	2018
Selected Statement of Operations Information:
Total interest and other income	$291	$232
Interest expense	137	116
Other expenses	14	12
Total expenses	151	128
Net investment income	140	104
Net realized and unrealized losses on investments	(36)	(21)
Net increase in members’ capital resulting from operations	$104	$83

SDLP Loan Portfolio as of December 31, 2019

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount	Fair Value(2)
42 North Dental, LLC (3)	Dental services provider	5/2022	7.9%	$152.3	$152.3
ADCS Clinics Intermediate Holdings, LLC (3)	Dermatology practice	5/2022	7.7%	77.8	77.0
AEP Holdings, Inc. (3)(4)	Distributor of non-discretionary, mission-critical aftermarket replacement parts	8/2021	7.9%	158.3	150.4
BakeMark Holdings, Inc.	Manufacturer and distributor of specialty bakery ingredients	8/2023	7.2%	245.3	245.3
Center for Autism and Related Disorders, LLC (3)	Autism treatment and services provider specializing in applied behavior analysis therapy	11/2024	5.9%	117.8	117.8
Chariot Acquisition, LLC (3)	Manufacturer of aftermarket golf cart parts and accessories	9/2021	8.4%	99.7	98.7
D4C Dental Brands, Inc. (3)(4)	Dental services provider	12/2022	8.2%	179.9	179.9
Emergency Communications Network, LLC (3)	Provider of mission critical emergency mass notification solutions	6/2023	8.2%	219.2	190.7
Entertainment Partners Canada ULC (3)(4)	Provider of entertainment workforce and production management solutions	5/2026	7.7%	348.1	348.1
Excelligence Learning Corporation (3)	Developer, manufacturer and retailer of educational products	4/2023	7.9%	145.0	118.9
FS Squared Holding Corp. (3)(4)	Provider of on-site vending and micro-market solutions to employers	3/2025	7.2%	181.7	181.7
Infogix, Inc. (3)(4)	Enterprise data analytics and integrity software solutions provider	4/2024	8.4%	125.5	125.5
ISS Compressors Industries, Inc.	Provider of repairs, refurbishments and services to the broader industrial end user markets	6/2020	8.9%	80.2	79.4
KeyImpact Holdings, Inc. (4)	Foodservice sales and marketing agency	11/2021	8.0%	74.0	74.0
n2y Holding, LLC (3)	Developer of cloud-based special education platform	11/2026	7.9%	131.3	129.9
Nordco Inc. (3)	Manufacturer of railroad maintenance-of-way machinery	8/2020	8.4%	110.1	106.8
Pegasus Intermediate Holdings, LLC (3)(4)	Provider of plant maintenance and scheduling software	5/2025	7.7%	270.1	267.5
Penn Detroit Diesel Allison, LLC	Distributor of aftermarket parts to the heavy-duty truck industry	12/2021	8.2%	77.6	77.6
SM Wellness Holdings, Inc. (3)(4)	Breast cancer screening provider	8/2024	7.4%	226.6	226.6
TDG Group Holding Company (3)(4)	Operator of multiple franchise concepts primarily related to home maintenance or repairs	5/2024	7.4%	246.3	246.3
THG Acquisition, LLC (3)	Multi-line insurance broker	12/2026	7.7%	214.8	212.6
Towne Holdings, Inc.	Parking management and hospitality services provider	5/2022	7.2%	130.0	128.7
Woodstream Group, Inc. (3)	Manufacturer of natural solution pest and animal control products	5/2022	8.2%	280.8	280.8
				$3,892.4	$3,816.5
______________________________________

(1)	Represents the weighted average annual stated interest rate as of December 31, 2019. All interest rates are payable in cash.

(2)
Represents the fair value in accordance with Accounting Standards Codification 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”). The determination of such fair value is not included in our board of directors valuation process described elsewhere herein.

(3)	We also hold a portion of this company’s first lien senior secured loan.

(4)	We hold an equity investment in this company.

SDLP Loan Portfolio as of December 31, 2018

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount	Fair Value(2)
42 North Dental, LLC (fka Gentle Communications, LLC (3))	Dental services provider	5/2022	8.4%	$126.8	$126.8
ADCS Billings Intermediate Holdings, LLC (3)	Dermatology practice	5/2022	8.3%	78.6	76.3
AEP Holdings, Inc. (3)(4)	Distributor of non-discretionary, mission-critical aftermarket replacement parts	8/2021	8.5%	160.0	156.8
BakeMark Holdings, Inc. (3)	Manufacturer and distributor of specialty bakery ingredients	8/2023	7.8%	247.8	247.7
Center for Autism and Related Disorders, LLC (3)	Autism treatment and services provider specializing in applied behavior analysis therapy	12/2022	6.5%	119.0	117.8
Chariot Acquisition, LLC (3)	Manufacturer of aftermarket golf cart parts and accessories	9/2021	9.3%	102.5	101.5
Chesapeake Research Review, LLC (3)	Provider of central institutional review boards over clinical trials	11/2023	8.6%	198.4	198.4
D4C Dental Brands, Inc. (3)(4)	Dental services provider	12/2022	9.0%	161.1	161.1
Emergency Communications Network, LLC (3)	Provider of mission critical emergency mass notification solutions	6/2023	8.8%	221.2	214.7
EN Engineering, LLC (3)	National utility services firm providing engineering and consulting services to natural gas, electric power and other energy and industrial end markets	6/2021	7.0%	86.4	86.4
Excelligence Holdings Corporation (3)	Developer, manufacturer and retailer of educational products	4/2023	8.5%	147.6	127.2
Infogix, Inc. (3)(4)	Enterprise data analytics and integrity software solutions provider	4/2024	8.8%	126.8	126.8
ISS Compressors Industries, Inc.	Provider of repairs, refurbishments and services to the broader industrial end user markets	6/2020	9.4%	76.4	76.4
KeyImpact Holdings, Inc. (4)	Foodservice sales and marketing agency	11/2021	8.7%	74.8	74.8
Nordco Inc. (3)	Manufacturer of railroad maintenance-of-way machinery	8/2020	8.9%	110.1	105.7
Pegasus Intermediate Holdings, LLC (3)	Provider of plant maintenance and scheduling software	11/2022	8.5%	176.2	176.2
Penn Detroit Diesel Allison LLC	Distributor of aftermarket parts to the heavy-duty truck industry	12/2021	8.8%	78.4	78.4
SM Wellness Holdings, Inc. and SM Holdco, Inc. (3)(4)	Breast cancer screening provider	8/2024	8.0%	213.0	211.9
TDG Group Holding Company (3)(4)	Operator of multiple franchise concepts primarily related to home maintenance or repairs	5/2024	8.3%	248.8	246.3
Towne Holdings, Inc.	Parking management and hospitality services provider	5/2022	7.8%	131.3	131.3
Woodstream Corporation (3)	Manufacturer of natural solution pest and animal control products	5/2022	8.9%	201.0	200.9
				$3,086.2	$3,043.4
____________________________________________________________________________

(1)	Represents the weighted average annual stated interest rate as of December 31, 2018. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC 820-10. The determination of such fair value is not included in our board of directors valuation process described elsewhere herein.

(3)	We also hold a portion of this company’s first lien senior secured loan.

(4)	We hold an equity investment in this company.

RESULTS OF OPERATIONS

For the years ended December 31, 2019 and 2018

Operating results for the years ended December 31, 2019 and 2018 were as follows:

	For the Years Ended December 31,
(in millions)	2019	2018
Total investment income	$1,528	$1,337
Total expenses, net of waiver of income based fees	701	624
Net investment income before income taxes	827	713
Income tax expense, including excise tax	16	19
Net investment income	811	694
Net realized gains (losses) on investments, foreign currency and other transactions	(65)	419
Net unrealized gains (losses) on investments, foreign currency and other transactions	47	(255)
Net increase in stockholders’ equity resulting from operations	$793	$858

Net income can vary substantially from period to period due to various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net increase in stockholders’ equity resulting from operations may not be meaningful.

Investment Income

	For the Years Ended December 31,
(in millions)	2019	2018
Interest income from investments	$1,180	$1,041
Capital structuring service fees	162	143
Dividend income	152	97
Other income	34	56
Total investment income	$1,528	$1,337

The increase in interest income from investments for the year ended December 31, 2019 from the comparable period in 2018 was primarily due to an increase in the average size of our portfolio. The size of our portfolio increased from an average of $11.9 billion at amortized cost for the year ended December 31, 2018 to $13.6 billion at amortized cost for the comparable period in 2019. The increase in capital structuring service fees for the year ended December 31, 2019 was primarily due to the increase in the weighted average capital structuring service fees, which increased from 1.8% for the year ended December 31, 2018 to 2.2% for the comparable period in 2019. This increase was primarily due to an increase in transactions with larger portfolio companies in larger issuances, which resulted in higher fee opportunities for us during the year ended December 31, 2019 as compared to the comparable period in 2018. Dividend income for the years ended December 31, 2019 and 2018 included dividends received from Ivy Hill Asset Management, L.P. (“IHAM”), a wholly owned portfolio company, totaling $68 million and $58 million, respectively. Dividend income for the year ended December 31, 2019 included other recurring dividends of $69 million compared to $27 million for the comparable period in 2018 as a result of an increase in income producing equity securities, primarily consisting of preferred equity securities.

Operating Expenses

	For the Years Ended December 31,
(in millions)	2019	2018
Interest and credit facility fees	$291	$240
Base management fees	205	180
Income based fees	194	169
Capital gains incentive fees(1)	(4)	33
Administrative fees	14	13
Other general and administrative	31	29
Total operating expenses	731	664
Waiver of income based fees	(30)	(40)
Total expenses, net of waiver of income based fees	$701	$624
_______________________________________________________________________________
(1)                           Calculated in accordance with U.S. generally accepted accounting principles (“GAAP”) as discussed below.

Interest and credit facility fees for the years ended December 31, 2019 and 2018, were comprised of the following:

	For the Years Ended December 31,
(in millions)	2019	2018
Stated interest expense	$253	$200
Credit facility fees	12	17
Amortization of debt issuance costs	18	18
Net accretion of discount on notes payable	8	5
Total interest and credit facility fees	$291	$240

Stated interest expense for the year ended December 31, 2019 increased from the comparable period in 2018 primarily due to the increase in our average principal amount of debt outstanding. Effective June 21, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%, and as a result, our debt to equity ratio increased to 0.95x as of December 31, 2019 from 0.73x as of December 31, 2018, which increased our total debt outstanding and resulting interest expense more so than if our asset coverage requirement had remained at 200%. For the year ended December 31, 2019, our average debt outstanding increased to $6.2 billion as compared to $4.8 billion for the comparable period in 2018. The weighted average stated interest rate on our outstanding debt was 4.1% for both the year ended December 31, 2019 and for the comparable period in 2018. Credit facility fees for the year ended December 31, 2019 were lower from the comparable period in 2018 primarily due to higher utilization of our revolving facilities resulting in lower unused commitment fees.

The increase in base management fees for the year ended December 31, 2019 from the comparable period in 2018 was primarily due to the increase in the average size of our portfolio for the year ended December 31, 2019 as compared to the year ended December 31, 2018.

The increase in income based fees for the year ended December 31, 2019 from the comparable period in 2018 was primarily due to the pre-incentive fee net investment income, as defined in the investment advisory and management agreement, for the year ended December 31, 2019 being higher than in the comparable period in 2018. In addition, in connection with the acquisition of American Capital, Ltd. (“American Capital”) (the “American Capital Acquisition”), Ares Capital Management waived $10 million of income based fees for each of the ten calendar quarters beginning with the second calendar quarter of 2017 and ending with the third calendar quarter of 2019 (the “Fee Waiver”). The years ended December 31, 2019 and 2018 reflect the Fee Waiver of $30 million and $40 million, respectively. See Notes 3 and 16 to our consolidated financial statements for the year ended December 31, 2019 for additional information regarding the American Capital Acquisition.

For the year ended December 31, 2019, the reduction in the capital gains incentive fee calculated in accordance with GAAP was $4 million. For the year ended December 31, 2018, the capital gains incentive fee calculated in accordance to GAAP was $33 million. The capital gains incentive fee accrual for the year ended December 31, 2019 changed from the comparable period in 2018 primarily due to net losses on investments, foreign currency and other transactions of $18 million for the year ended December 31, 2019 compared to net gains of $164 million for the year ended December 31, 2018. The capital gains incentive fee accrued under GAAP includes an accrual related to unrealized capital appreciation, whereas the capital gains incentive fee actually payable under our investment advisory and management agreement does not. There can be no assurance that such unrealized capital appreciation will be realized in the future. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. As of December 31, 2019 and 2018, the total capital gains incentive fee accrual calculated in accordance with GAAP was $58 million and $112 million, respectively. As of December 31, 2019, there was no capital gains incentive fee actually payable under our investment advisory and management agreement. As of December 31, 2018, the capital gains incentive fee actually payable under our investment advisory and management agreement was $50 million, which was paid in the first quarter of 2019. See Note 3 to our consolidated financial statements for the year ended December 31, 2019, for more information on the base management fees, income based fees and capital gains incentive fees.

Administrative fees represent fees paid to Ares Operations for our allocable portion of overhead and other expenses incurred by Ares Operations in performing its obligations under the administration agreement, including our allocable portion of the compensation, rent and other expenses of certain of our executive officers and their respective staffs.

Other general and administrative expenses include, among other costs, professional fees, insurance, fees and expenses related to evaluating and making investments in portfolio companies and independent directors’ fees.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the years ended December 31, 2019 and 2018, we recorded a net expense of $15 million and $14 million, respectively, for U.S. federal excise tax.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the years ended December 31, 2019 and 2018, we recorded a net tax expense of $1 million and $5 million, respectively, for these subsidiaries. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.

Net Realized Gains/Losses

The net realized gains (losses) from the sales, repayments or exits of investments during the years ended December 31, 2019 and 2018 were comprised of the following:

	For the Years Ended December 31,
(in millions)	2019	2018
Sales, repayments or exits of investments(1)	$4,879	$6,780
Net realized gains (losses) on investments:
Gross realized gains	$78	$465
Gross realized losses	(205)	(59)
Total net realized gains (losses) on investments	$(127)	$406
_______________________________________________________________________________

(1)
Includes $1,141 million and $472 million of investments sold to IHAM and certain vehicles managed by IHAM during the years ended December 31, 2019 and 2018, respectively. Net realized losses of $2 million and $0 million, respectively, were recorded on these transactions with IHAM during the years ended December 31, 2019 and 2018.

See Note 4 to our consolidated financial statements for the year ended December 31, 2019 for more detail on IHAM and its managed vehicles.

The net realized losses on investments during the year ended December 31, 2019 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Soil Safe, Inc. and Soil Safe Acquisition Corp.	$13
Petroflow Energy Corporation and TexOak Petro Holdings LLC	(33)
Indra Holdings Corp.	(62)
New Trident Holdcorp, Inc.	(96)
Other, net	51
Total	$(127)

During the year ended December 31, 2019, we also recognized net realized gains on foreign currency and other transactions of $16 million. We also recognized a realized gain of $46 million in connection with the receipt of a litigation judgment payment related to a former portfolio company of American Capital. See Note 17 to our consolidated financial statements for the year ended December 31, 2019 for more information.

The net realized gains on investments during the year ended December 31, 2018 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Alcami Holdings, LLC	$324
Accruent, LLC	27
Varsity Brands Holding Co., Inc.	14
Imperial Capital Private Opportunities, LP	12
Things Remembered, Inc.	(16)
Other, net	45
Total	$406

During the year ended December 31, 2018, we also recognized net realized gains on foreign currency and other transactions of $13 million.

Net Unrealized Gains/Losses

We value our portfolio investments quarterly and the changes in value are recorded as unrealized gains or losses in our consolidated statement of operations. Net unrealized gains and losses on investments for the years ended December 31, 2019 and 2018, were comprised of the following:

	For the Years Ended December 31,
(in millions)	2019	2018
Unrealized appreciation	$178	$137
Unrealized depreciation	(310)	(275)
Net unrealized (appreciation) depreciation reversed related to net realized gains or losses(1)	193	(133)
Total net unrealized gains (losses) on investments	$61	$(271)
_______________________________________________________________________________

(1)
The net unrealized (appreciation) depreciation reversed related to net realized gains or losses represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior period.

The changes in net unrealized appreciation and depreciation on investments during the year ended December 31, 2019 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	$21
Dynatrace, Inc.	17
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation	10
ADG, LLC and RC IV GEDC Investor LLC	(13)
Alcami Corporation and ACM Holdings I, LLC	(15)
Eckler Industries, Inc. and Eckler Purchaser LLC	(20)
VPROP Operating, LLC and Vista Proppants and Logistics, LLC	(47)
Other, net	(85)
Total	$(132)

 During the year ended December 31, 2019, we also recognized net unrealized losses on foreign currency and other transactions of $14 million.

The changes in net unrealized appreciation and depreciation on investments during the year ended December 31, 2018 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
OTG Management, LLC	$25
PERC Holdings 1 LLC	11
SCM Insurance Services Inc.	(10)
ADF Capital, Inc.	(11)
Teasdale Foods, Inc.	(11)
R3 Education Inc.	(12)
Eckler Industries, Inc.	(13)
Indra Holdings Corp.	(15)
Singer Sewing Company	(15)
New Trident Holdcorp, Inc.	(49)
Other, net	(38)
Total	$(138)

During the year ended December 31, 2018, we also recognized net unrealized gains on foreign currency and other transactions of $16 million.

For the years ended December 31, 2018 and 2017

The comparison of the fiscal years ended December 31, 2018 and 2017 can be found in our annual report on Form 10-K for the fiscal year ended December 31, 2018 located within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

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

Effective June 21, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150% (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). Prior to June 21, 2019, in accordance with the Investment Company Act, we were allowed to borrow amounts such that our asset coverage, calculated pursuant to the Investment Company Act, was at least 200% after such borrowings. As of December 31, 2019, we had $176 million in cash and cash equivalents and $7.1 billion in total aggregate principal amount of debt outstanding ($7.0 billion at carrying value) and our asset coverage was 204%. Subject to leverage, borrowing base and other restrictions, we had approximately $2.0 billion available for additional borrowings under the Facilities as of December 31, 2019.

We may from time to time seek to retire or repurchase our common stock through cash purchases, as well as retire, cancel or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. The amounts involved may be material. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including secured debt, unsecured debt and/or debt securities convertible into common stock. Any such purchases or exchanges of common stock or outstanding debt, or incurrence or issuance of additional debt would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

Equity Capital Activities

As of December 31, 2019 and 2018, our total equity market capitalization was $8.0 billion and $6.6 billion, respectively.

In November 2019, we entered into separate equity distribution agreements with two sales agents (the “Equity Distribution Agreements”), pursuant to which we may from time to time issue and sell shares of our common stock having an aggregate offering amount of up to $500 million. Subject to the terms and conditions of the Equity Distribution Agreements, sales of common stock, if any, may be made in transactions that are deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. During the year ended December 31, 2019, we issued and sold 3.5 million shares of common stock under the Equity Distribution Agreements, with net proceeds totaling $64 million, after deducting sales agents’ commissions and certain offering expenses of approximately $1 million. As of December 31, 2019, common stock with an aggregate offering amount of $435 million remained available for issuance under the Equity Distribution Agreements.

In addition to equity issuances under the Equity Distribution Agreements, we also issued common stock in connection with our dividend reinvestment program during the year ended December 31, 2019. There were no other issuances of our equity securities during the years ended December 31, 2019 and 2018.

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

As of December 31, 2019, we had repurchased a total of 0.5 million shares of our common stock in the open market under the stock repurchase program since its inception in September 2015, at an average price of $13.92 per share, including commissions paid, leaving approximately $493 million available for additional repurchases under the program. During the years ended December 31, 2019 and 2018, we did not repurchase any shares of our common stock under the stock repurchase program.

See “Recent Developments,” as well as Note 18 to our consolidated financial statements for the year ended December 31, 2019 for a subsequent event relating to our stock repurchase program.

Debt Capital Activities

Our debt obligations consisted of the following as of December 31, 2019 and 2018:

	As of December 31,
	2019					2018
(in millions)	Total Aggregate Principal Amount Available/ Outstanding(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Available/ Outstanding(1)	Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$3,365	(2)	$2,250	$2,250		$2,133	$1,064	$1,064
Revolving Funding Facility	1,275		638	638		1,000	520	520
SMBC Funding Facility	650	(3)	301	301		400	245	245
2019 Convertible Notes	—		—	—		300	300	300	(4)
2022 Convertible Notes	388		388	377	(4)	388	388	372	(4)
2024 Convertible Notes	403		403	389	(4)	—	—	—
2020 Notes	—		—	—	(5)	600	600	598	(5)
2022 Notes	600		600	597	(6)	600	600	595	(6)
2023 Notes	750		750	746	(7)	750	750	744	(7)
2024 Notes	900		900	895	(8)	—	—	—
March 2025 Notes	600		600	594	(9)	600	600	593	(9)
2047 Notes	230		230	184	(10)	230	230	183	(10)
Total	$9,161		$7,060	$6,971		$7,001	$5,297	$5,214
________________________________________

(1)	Subject to borrowing base, leverage and other restrictions. Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.

(2)	Provides for a feature that allows us, under certain circumstances, to increase the size of the Revolving Credit Facility (as defined below) to a maximum of $5.0 billion.

(3)	Provides for a feature that allows ACJB (as defined below), under certain circumstances, to increase the size of the SMBC Funding Facility (as defined below) to a maximum of $1.0 billion.

(4)
Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes (as defined below). As of December 31, 2019, the total unamortized debt issuance costs and the unaccreted discount for the 2022 Convertible Notes and the 2024 Convertible Notes (each as defined below) were $11 million and $14 million, respectively. As of December 31, 2018, the total unamortized debt issuance costs and the unaccreted discount for the 2019 Convertible Notes and the 2022 Convertible Notes were $0 million and $16 million, respectively.

(5)
Represents the aggregate principal amount outstanding of the 2020 Notes (as defined below) less unamortized debt issuance costs and the net unaccreted discount recorded upon the issuances of the 2020 Notes. As of December 31, 2018, the total unamortized debt issuance costs and the net unaccreted discount was $2 million.

(6)
Represents the aggregate principal amount outstanding of the 2022 Notes (as defined below), less unamortized debt issuance costs and the net unaccreted discount recorded upon the issuances of the 2022 Notes. As of December 31, 2019 and 2018, the total unamortized debt issuance costs and the net unaccreted discount were $3 million and $5 million, respectively.

(7)
Represents the aggregate principal amount outstanding of the 2023 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2023 Notes. As of December 31, 2019 and 2018, the total unamortized debt issuance costs and the unaccreted discount was $4 million and $6 million, respectively.

(8)
Represents the aggregate principal amount outstanding of the 2024 Notes (as defined below), less unamortized debt issuance costs and the net unaccreted discount recorded upon the issuance of the 2024 Notes. As of December 31, 2019, the total unamortized debt issuance costs and the net unaccreted discount was $5 million.

(9)
Represents the aggregate principal amount outstanding of the March 2025 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the March 2025 Notes. As of December 31, 2019 and 2018, the total unamortized debt issuance costs and the unaccreted discount was $6 million and $7 million, respectively.

(10)
Represents the aggregate principal amount outstanding of the 2047 Notes (as defined below) less unamortized debt issuance costs and the unaccreted discount recorded upon the assumption of the 2047 Notes. As of December 31, 2019 and 2018, the total unaccreted purchased discount was $46 million and $47 million, respectively.

     The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all our debt outstanding as of December 31, 2019 were 3.9% and 4.7 years, respectively, and as of December 31, 2018 were 4.1% and 4.8 years, respectively.

The ratio of total principal amount of debt outstanding to stockholders’ equity as of December 31, 2019 was 0.95:1.00 compared to 0.73:1.00 as of December 31, 2018.

Revolving Credit Facility

We are party to a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), which allows us to borrow up to $3.4 billion at any one time outstanding. The Revolving Credit Facility consists of a $674 million term loan tranche with a stated maturity date of March 30, 2024 and a $2.7 billion revolving tranche. For the revolving tranche, the end of the revolving period and the stated maturity date are March 30, 2023 and March 30, 2024, respectively. The Revolving Credit Facility also provides for a feature that allows us, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of $5.0 billion. The interest rate charged on the Revolving Credit Facility is based on an applicable spread of either 1.75% or 1.875% over LIBOR or 0.75% or 0.875% over an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility), in each case, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of December 31, 2019, the interest rate in effect was LIBOR plus 1.75%. We are also required to pay a letter of credit fee of either 2.00% or 2.125% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. Additionally, we are required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. As of December 31, 2019, there was $2.3 billion outstanding under the Revolving Credit Facility and we were in compliance in all material respects with the terms of the Revolving Credit Facility.

Revolving Funding Facility

We and our consolidated subsidiary, Ares Capital CP Funding LLC (“Ares Capital CP”), are party to a revolving funding facility (as amended, the “Revolving Funding Facility”), which as of December 31, 2019 allowed Ares Capital CP to borrow up to $1.3 billion at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. As of December 31, 2019, the end of the reinvestment period and the stated maturity date for the Revolving Funding Facility was January 3, 2022 and January 3, 2024, respectively. The interest rate charged on the Revolving Funding Facility is based on LIBOR plus 2.00% per annum or a “base rate” (as defined in the agreements governing the Revolving Funding Facility) plus 1.00% per annum. Ares Capital CP is also required to pay a commitment fee of between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility. As of December 31, 2019, there was $638 million outstanding under the Revolving Funding Facility and we and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility. See “Recent Developments,” as well as Note 18 to our consolidated financial statements for the year ended December 31, 2019 for a subsequent event relating to the Revolving Funding Facility.

SMBC Funding Facility

We and our consolidated subsidiary, Ares Capital JB Funding LLC (“ACJB”), are party to a revolving funding facility (as amended, the “SMBC Funding Facility”), with ACJB, as the borrower, and Sumitomo Mitsui Banking Corporation (“SMBC”), as the administrative agent, collateral agent and lender, which as of December 31, 2019 allowed ACJB to borrow up to $650 million at any one time outstanding. The SMBC Funding Facility also provides for a feature that allows ACJB, subject to receiving certain consents, to increase the overall size of the SMBC Funding Facility to $1.0 billion. The SMBC Funding Facility is secured by all of the assets held by ACJB. The end of the reinvestment period and the stated maturity date for the SMBC Funding Facility are September 10, 2022 and September 10, 2024, respectively. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement. The interest rate charged on the SMBC Funding Facility is based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over a “base rate” (as defined in the agreements governing the SMBC Funding Facility), in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. As of December 31, 2019, the interest rate in effect was LIBOR plus 1.75%. ACJB is also required to pay a commitment fee of between 0.50% and 1.00% per annum depending on the size of the unused portion of the SMBC Funding Facility. As of December 31, 2019, there was $301 million outstanding under the SMBC Funding Facility and we and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility. See “Recent Developments,” as well as Note 18 to our consolidated financial statements for the year ended December 31, 2019 for a subsequent event relating to the SMBC Funding Facility.

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

In certain circumstances, assuming the respective conversion date below has not already passed, the Convertible Unsecured Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at their respective conversion rates (listed below as of December 31, 2019) subject to customary anti-dilution adjustments and the requirements of their respective indenture (the “Convertible Unsecured Notes Indentures”). Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Unsecured Notes only under certain circumstances set forth in the Convertible Unsecured Notes Indentures. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding the maturity date for the 2022 Convertible Notes and the second scheduled trading day immediately preceding the maturity date for the 2024 Convertible Notes, holders may convert their Convertible Unsecured Notes at any time. In addition, if we engage in certain corporate events as described in their respective Convertible Unsecured Notes Indenture, holders of the Convertible Unsecured Notes may require us to repurchase for cash all or part of the Convertible Unsecured Notes at a repurchase price equal to 100% of the principal amount of the Convertible Unsecured Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

In January 2019, we repaid in full $300 million in aggregate principal amount of unsecured convertible notes due in January 2019 at par upon their maturity.

Certain key terms related to the convertible features for each of the Convertible Unsecured Notes as of December 31, 2019 are listed below.

	2022 Convertible Notes	2024 Convertible Notes
Conversion premium	15.0%	15.0%
Closing stock price at issuance	$16.86	$17.29
Closing stock price date	January 23, 2017	March 5, 2019
Conversion price(1)	$19.20	$19.88
Conversion rate (shares per one thousand dollar principal amount)(1)	52.0943	50.2930
Conversion dates	August 1, 2021	December 1, 2023
________________________________________

(1)	Represents conversion price and conversion rate, as applicable, as of December 31, 2019, taking into account certain de minimis adjustments that will be made on the conversion date.

Unsecured Notes

2020 Notes

In December 2019, we redeemed the entire $600 million in aggregate principal amount of unsecured notes that were scheduled to mature on January 15, 2020 and bore interest at a rate of 3.875% per year (the “2020 Notes”) in accordance with the terms of the indenture governing the 2020 Notes. The 2020 Notes were redeemed at par plus accrued and unpaid interest for a total redemption price of approximately $610 million.

2022 Notes

We have issued $600 million in aggregate principal amount of unsecured notes that mature on January 19, 2022 and bear interest at a rate of 3.625% per year (the “2022 Notes”). The 2022 Notes require payment of interest semi-annually, and all principal is due upon maturity. The 2022 Notes may be redeemed in whole or in part at any time at our option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indenture governing the 2022 Notes, and any accrued and unpaid interest.

2023 Notes

We have issued $750 million in aggregate principal amount of unsecured notes that mature on February 10, 2023 and bear interest at a rate of 3.500% per year (the “2023 Notes”). The 2023 Notes require payment of interest semi-annually, and all principal is due upon maturity. The 2023 Notes may be redeemed in whole or in part at any time at our option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indenture governing the 2023 Notes, and any accrued and unpaid interest.

2024 Notes

We have issued $900 million in aggregate principal amount of unsecured notes that mature on June 10, 2024 and bear interest at a rate of 4.200% per year (the ‘‘2024 Notes’’). The 2024 Notes require payment of interest semi-annually, and all principal is due upon maturity. The 2024 Notes may be redeemed in whole or in part at any time at our option at a redemption price equal to par plus a ‘‘make whole’’ premium, if applicable, as determined pursuant to the indenture governing the 2024 Notes, and any accrued and unpaid interest.

March 2025 Notes

We have issued $600 million in aggregate principal amount of unsecured notes that mature on March 1, 2025 and bear interest at a rate of 4.250% per year (the “March 2025 Notes”). The March 2025 Notes require payment of interest semi-annually, and all principal is due upon maturity. The March 2025 Notes may be redeemed in whole or in part at any time at our option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indenture governing the March 2025 Notes, and any accrued and unpaid interest.

2047 Notes

As part of the Allied Acquisition, we assumed $230 million in aggregate principal amount of unsecured notes that mature on April 15, 2047 and bear interest at a rate of 6.875% (the “2047 Notes” and together with the 2022 Notes, the 2023 Notes, the 2024 Notes and the March 2025 Notes, the “Unsecured Notes”). The 2047 Notes require payment of interest quarterly, and all principal is due upon maturity. These notes are redeemable in whole or in part at any time or from time to time at our option, at a par redemption price of $25.00 per security plus accrued and unpaid interest.

See “Recent Developments,” as well as Note 18 to our consolidated financial statements for the year ended December 31, 2019 for a subsequent event relating to an additional issuance of unsecured notes.

As of December 31, 2019, we were in compliance in all material respects with the terms of the Convertible Unsecured Notes Indentures and the indentures governing the Unsecured Notes.

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

See Note 5 to our consolidated financial statements for the year ended December 31, 2019 for more information on our debt obligations.

CONTRACTUAL OBLIGATIONS

A summary of the maturities of our principal amounts of debt and other contractual payment obligations as of December 31, 2019 are as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years		After 5 years
Revolving Credit Facility	$2,250	$—	$—	$2,250	(1)	$—
Revolving Funding Facility	638	—	—	638	(2)	—
SMBC Funding Facility	301	—	—	301	(3)	—
2022 Convertible Notes	388	—	388	—		—
2024 Convertible Notes	403	—	—	403		—
2022 Notes	600	—	600	—		—
2023 Notes	750	—	—	750		—
2024 Notes	900	—	—	900		—
March 2025 Notes	600	—	—	—		600
2047 Notes	230	—	—	—		230
Operating lease obligations(4)	136	24	48	40		24
	$7,196	$24	$1,036	$5,282		$854
_______________________________________________________________________________

(1)
The Revolving Credit Facility consists of a $674 million term loan tranche with a stated maturity date of March 30, 2024 and a $2,691 million revolving tranche. For the revolving tranche, the end of the revolving period and the stated maturity date are March 30, 2023 and March 30, 2024, respectively. We are required to repay any outstanding principal amounts under such revolving tranche on a monthly basis equal to 1/12th of the outstanding principal amount at the end of the revolving period.

(2)
As of December 31, 2019, the end of the reinvestment period for the Revolving Funding Facility was January 3, 2022. Subsequent to the end of this reinvestment period and prior to the stated maturity date of January 3, 2024, any principal proceeds from sales and repayments of loan assets held by Ares Capital CP will be used to repay the aggregate principal amount outstanding.

(3)
The end of the reinvestment period for the SMBC Funding Facility is September 10, 2022. Subsequent to the end of this reinvestment period and prior to the stated maturity date of September 10, 2024, any principal proceeds from sales and repayments of loan assets held by ACJB will be used to repay the aggregate principal amount outstanding.

(4)
We are obligated under a number of operating leases and subleases to pay for office spaces with terms ranging from approximately three to seven years. See Note 7 to our consolidated financial statements for the year ended December 31, 2019 for more information on our lease obligations.

OFF BALANCE SHEET ARRANGEMENTS

We have various commitments to fund investments in our portfolio, as described below.

As of December 31, 2019 and 2018, we had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) our discretion:

	As of December 31,
(in millions)	2019	2018
Total revolving and delayed draw loan commitments	$2,174	$1,915
Less: drawn commitments	(459)	(377)
Total undrawn commitments	1,715	1,538
Less: commitments substantially at our discretion	(6)	(6)
Total net adjusted undrawn revolving and delayed draw loan commitments	$1,709	$1,532

Included within the total revolving and delayed draw loan commitments as of December 31, 2019 and 2018 were delayed draw loan commitments totaling $633 million and $627 million, respectively. Our commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels).

Also included within the total revolving and delayed draw loan commitments as of December 31, 2019 were commitments to issue up to $338 million in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2019, we had $38 million in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For all these letters of credit issued and outstanding, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $32 million expire in 2020 and $6 million expire in 2021. As of December 31, 2019, we recorded a liability of $1 million for certain letters of credit issued and outstanding and none of the other letters of credit issued and outstanding were recorded as a liability on our balance sheet as such other letters of credit are considered in the valuation of the investments in the portfolio company.

We also have commitments to co-invest in the SDLP for our portion of the SDLP’s commitments to fund delayed draw loans to certain portfolio companies of the SDLP. See “Senior Direct Lending Program” above and Note 4 to our consolidated financial statements for the year ended December 31, 2019 for more information.

As of December 31, 2019 and 2018, we were party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

	As of December 31,
(in millions)	2019	2018
Total private equity commitments	$117	$114
Less: funded private equity commitments	(69)	(73)
Total unfunded private equity commitments	48	41
Less: private equity commitments substantially our discretion	(48)	(41)
Total net adjusted unfunded private equity commitments	$—	$—

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

RECENT DEVELOPMENTS

In January 2020, we issued $750 million in aggregate principal amount of unsecured notes, which bear interest at a rate of 3.250% per year and mature on July 15, 2025 (the ‘‘July 2025 Notes’’). The July 2025 Notes require payment of interest semi-annually and all principal is due upon maturity. The July 2025 Notes may be redeemed in whole or in part at any time at the our option at the redemption prices determined pursuant to the indenture governing the July 2025 Notes, and any accrued and unpaid interest. The July 2025 Notes were issued at a discount to the principal amount.

In January 2020, we and ACJB increased total commitments under the SMBC Funding Facility by $75 million, from $650 million to $725 million.

In January 2020, we and Ares Capital CP entered into an agreement to amend the Revolving Funding Facility that, among other things, (a) increased the commitments under the Revolving Funding Facility from $1,275 million to $1,525 million, (b) extended the reinvestment period from January 3, 2022 to January 31, 2023 and (c) extended the stated maturity date from January 3, 2024 to January 31, 2025.

In February 2020, our board of directors authorized an amendment to our $500 million stock repurchase program to extend the expiration date of the program from February 15, 2020 to February 15, 2021. Under the stock repurchase program, we may repurchase up to $500 million in the aggregate of our outstanding common stock in the open market at a price per share that meets certain thresholds below our net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors.

From January 1, 2020 through February 6, 2020, we made new investment commitments of approximately $453 million, of which $361 million were funded. Of these new commitments, 61% were in first lien senior secured loans, 18% were in second lien senior secured loans, 17% were in senior subordinated loans and 4% were in other equity securities. Of the approximately $453 million of new investment commitments, 96% were floating rate and 4% were non-interest bearing. The weighted average yield of debt and other income producing securities funded during the period at amortized cost was 8.1%. We may seek to sell all or a portion of these new investment commitments, although there can be no assurance that we will be able to do so.

From January 1, 2020 through February 6, 2020, we exited approximately $282 million of investment commitments. Of the total investment commitments exited, 55% were first lien senior secured loans, 38% were second lien senior secured loans, 3% were senior subordinated loans, 3% were other equity securities and 1% were subordinated certificates of the SDLP. Of the approximately $282 million of exited investment commitments, 96% were floating rate, 3% were non-interest bearing and 1% were fixed rate. The weighted average yield of debt and other income producing securities exited or repaid during the period at amortized cost was 8.8%, and the weighted average yield on total investments exited or repaid during the period at amortized cost was 8.6%. On the approximately $282 million of investment commitments exited from January 1, 2020 through February 6, 2020, we recognized total net realized gains of approximately $21 million.

In addition, as of February 6, 2020, we had an investment backlog and pipeline of approximately $735 million and $390 million, respectively. Investment backlog includes transactions approved by our investment adviser’s investment committee and/or for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore we believe are likely to close. Investment pipeline includes transactions where due diligence and analysis are in process, but no formal mandate, letter of intent or signed commitment have been issued. The consummation of any of the investments in this backlog and pipeline depends upon, among other things, one or more of the following: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. In addition, we may sell all or a portion of these investments and certain of these investments may result in the repayment of existing investments. We cannot assure you that we will make any of these investments or that we will sell all or any portion of these investments.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in connection with our risk factors as disclosed in “Item 1A. Risk Factors.” See Note 2 to our consolidated financial statements for the year ended December 31, 2019 for more information on our critical accounting policies.

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

See Note 8 to our consolidated financial statements for the year ended December 31, 2019 for more information on our valuation process.

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

As of December 31, 2019, 84% of the investments at fair value in our portfolio bore interest at variable rates (including our investment in the SDLP Certificates which accounted for 6% of our total investments at fair value), 5% bore interest at fixed rates, 10% were non-interest earning and 1% were on non-accrual status. Additionally, excluding our investment in the SDLP Certificates, 79% of the remaining variable rate investments at fair value contained interest rate floors. The Facilities all bear interest at variable rates with no interest rate floors, while the Unsecured Notes and the Convertible Unsecured Notes bear interest at fixed rates.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

In December 2017, in connection with $395 million of the term loan tranche of our Revolving Credit Facility, we entered into a three-year interest rate swap agreement for a total notional amount of $395 million. Under the interest rate swap agreement, we will pay a fixed interest rate of 2.06% and receive a floating rate based on the prevailing one-month LIBOR. See Note 5 to our consolidated financial statements for the year ended December 31, 2019 for more information on the Revolving Credit Facility and see Note 6 to our consolidated financial statements for the year ended December 31, 2019 for more information on the interest rate swap.

Based on our December 31, 2019 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest Income	Interest Expense(1)	Net Income(2)
Up 300 basis points	$372	$84	$288
Up 200 basis points	$248	$56	$192
Up 100 basis points	$124	$28	$96
Down 100 basis points	$(106)	$(28)	$(78)
Down 200 basis points	$(107)	$(50)	$(57)
Down 300 basis points	$(107)	$(50)	$(57)
________________________________________

(1)	Includes the impact of the interest rate swap (discussed above) as a result of changes in interest rates.

(2)	Excludes the impact of income based fees. See Note 3 to our consolidated financial statements for the year ended December 31, 2019 for more information on the income based fees.

Based on our December 31, 2018 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest Income	Interest Expense (1)	Net Income(2)
Up 300 basis points	$316	$43	$273
Up 200 basis points	$214	$29	$185
Up 100 basis points	$107	$14	$93
Down 100 basis points	$(107)	$(14)	$(93)
Down 200 basis points	$(196)	$(29)	$(167)
Down 300 basis points	$(195)	$(36)	$(159)
_______________________________________________________________________________

(1)    Includes the impact of the interest rate swap (discussed above) as a result of changes in interest rates.

(2)	Excludes the impact of income based fees. See Note 3 to our consolidated financial statements for the year ended December 31, 2019 for more information on the income based fees.

Item 8.    Financial Statements and Supplementary Data

See the Index to Consolidated Financial Statements.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.    We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of December 31, 2019, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2019. The Company's independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of the Company's internal control over financial reporting.

(c)    Attestation Report of the Registered Public Accounting Firm.    Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting which is set forth under the heading “Report of Independent Registered Public Accounting Firm” on page F-2.

(d)    Changes in Internal Control over Financial Reporting.    There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We understand that Ares Management intends to disclose in its next annual SEC Report that:

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

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2020 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2020 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2020 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2020 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2020 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

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

3.	Exhibits.

Number	Document
3.1	Articles of Amendment and Restatement, as amended(1)
3.2	Third Amended and Restated Bylaws, as amended(2)
4.1	Form of Stock Certificate(3)
4.2	Form of Subscription Certificate(4)
4.3	Indenture, dated June 16, 2006, between Allied Capital Corporation and The Bank of New York, as trustee(5)
4.4	Form of Note under the Indenture, dated June 16, 2006, between Allied Capital Corporation and The Bank of New York, as trustee(6)
4.5	Third Supplemental Indenture, dated as of March 28, 2007, between Allied Capital Corporation and The Bank of New York, as trustee(6)
4.6	Form of 6.875% Notes due 2047(6)
4.7	Fourth Supplemental Indenture, dated as of April 1, 2010, among Ares Capital Corporation, Allied Capital Corporation and The Bank of New York Mellon, as trustee(7)
4.8	Indenture, dated as of October 21, 2010, between Ares Capital Corporation and U.S. Bank National Association, as trustee(8)
4.9	Sixth Supplemental Indenture, dated as of September 19, 2016, relating to the 3.625% Notes due 2022, between Ares Capital Corporation and U.S. Bank National Association, as trustee(9)
4.10	Form of 3.625% Notes due 2022(9)
4.11	Seventh Supplemental Indenture, dated as of August 10, 2017, relating to the 3.500% Notes due 2023, between Ares Capital Corporation and U.S. Bank National Association, as trustee(10)
4.12	Form of 3.500% Notes due 2023(10)
4.13	Eighth Supplemental Indenture, dated as of January 11, 2018, relating to the 4.250% Notes due 2025, between Ares Capital Corporation and U.S. Bank National Association, as trustee(11)
4.14	Form of 4.250% Notes due 2025(11)
4.15	Ninth Supplemental Indenture, dated as of March 8, 2019, relating to the 4.625% Convertible Notes due 2024, between Ares Capital Corporation and U.S. Bank National Association, as trustee(12)
4.16	Form of 4.625% Convertible Senior Notes due 2024(12)
4.17	Tenth Supplemental Indenture, dated as of June 10, 2019, relating to the 4.200% Notes due 2024, between Ares Capital Corporation and U.S. Bank National Association, as trustee(13)
4.18	Form of 4.200% Notes due 2024(13)
4.19	Eleventh Supplemental Indenture, dated as of January 15, 2020, relating to the 3.250% Notes due 2025, between the Company and U.S. Bank National Association, as trustee(14)
4.20	Form of 3.250% Notes due 2025(14)
4.21	Indenture, dated as of January 27, 2017, between Ares Capital Corporation and U.S. Bank National Association, as trustee(15)
4.22	Form of 3.75% Convertible Senior Notes due 2022(15)
4.23	Description of Securities*
10.1	Dividend Reinvestment Plan of Ares Capital Corporation(16)

Number	Document
10.2	Second Amendment Restated Investment Advisory and Management Agreement between Ares Capital Corporation and Ares Capital Management LLC, dated as of June 6, 2019(17)
10.3	Amended and Restated Administration Agreement, dated as of June 1, 2007, between Ares Capital Corporation and Ares Operations LLC(18)
10.4	Amended and Restated Custodian Agreement, dated as of May 15, 2009, between Ares Capital Corporation and U.S. Bank National Association(19)
10.5	Amendment No. 1, dated as of December 19, 2014, to the Amended and Restated Custodian Agreement dated as of May 15, 2009, by and among Ares Capital Corporation and U.S. Bank National Association(20)
10.6	Trademark License Agreement between Ares Capital Corporation and Ares Management LLC(21)
10.7	Form of Indemnification Agreement between Ares Capital Corporation and directors and certain officers(22)
10.8	Form of Indemnification Agreement between Ares Capital Corporation and members of Ares Capital Management LLC investment committee(22)
10.9	Amended and Restated Purchase and Sale Agreement, dated as of January 22, 2010, among Ares Capital Corporation, as seller, and Ares Capital CP Funding Holdings LLC, as purchaser(23)
10.10	Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated as of June 7, 2012, among Ares Capital Corporation, as seller, and Ares Capital CP Funding Holdings LLC, as purchaser(24)
10.11	Second Tier Purchase and Sale Agreement, dated as of January 22, 2010, among Ares Capital CP Funding Holdings LLC, as seller, and Ares Capital CP Funding LLC, as purchaser(25)
10.12	Amendment No. 1 to Second Tier Purchase and Sale Agreement, dated as of June 7, 2012, among Ares Capital CP Funding Holdings LLC, as seller, and Ares Capital CP Funding LLC, as purchaser(24)
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

Number	Document
10.22
Amendment No. 10 to Loan and Servicing Agreement, dated as of October 2, 2018, among Ares Capital CP Funding LLC, Ares Capital Corporation, Wells Fargo Bank National Association, as the agent and Wells Fargo Bank, National Association, as a lender and Bank of America, N.A.(32)

10.23
Amendment No. 11 to Loan and Servicing Agreement, dated as of December 14, 2018, among Ares Capital CP Funding LLC, Ares Capital Corporation, Wells Fargo Bank National Association, as the agent and Wells Fargo Bank, National Association, as a lender and Bank of America, N.A.(33)

10.24
Amendment No. 12 to Loan and Servicing Agreement, dated as of June 18, 2019, among Ares Capital CP Funding LLC, as the borrower, Ares Capital Corporation, as the servicer, Wells Fargo Bank, National Association, as the agent, Wells Fargo Bank, National Association, as a lender, Bank of America, N.A, as a lender and U.S. Bank National Association, as trustee, bank and collateral custodian(34)

10.25
Tenth Amended and Restated Senior Secured Revolving Credit Agreement, dated as of April 1, 2019, among Ares Capital Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent(35)

10.26
Loan and Servicing Agreement, dated as of January 20, 2012, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, collateral agent and lender, and U.S. Bank National Association, as collateral custodian and bank(36)

10.27	Purchase and Sale Agreement, dated as of January 20, 2012, between Ares Capital JB Funding LLC, as purchaser, and Ares Capital Corporation, as seller(36)
10.28
Omnibus Amendment No. 1, dated as of September 14, 2012, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012, and the Purchase and Sale Agreement, dated as of January 20, 2012)(37)

10.29
Omnibus Amendment No. 2, dated as of December 20, 2013, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012, and the Purchase and Sale Agreement, dated as of January 20, 2012)(38)

10.30
Omnibus Amendment No. 3, dated as of June 30, 2015, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012, and the Purchase and Sale Agreement, dated as of January 20, 2012)(39)

10.31
Omnibus Amendment No. 4, dated as of August 24, 2017, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012)(40)

10.32
Omnibus Amendment No. 5, dated as of September 12, 2018, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012)(41)

10.33
Omnibus Amendment No. 6, dated as of September 10, 2019, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012 and the Purchase and Sale Agreement, dated as of January 20, 2012)(42)

10.34
Omnibus Amendment No. 7, dated as of December 31, 2019, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012 and the Purchase and Sale Agreement, dated as of January 20, 2012)(43)

10.35	Equity Distribution Agreement, dated as of November 8, 2019, among Ares Capital Corporation, Ares Capital Management LLC, Ares Operations LLC and SunTrust Robinson Humphrey, Inc.(44)
10.36	Equity Distribution Agreement, dated as of November 8, 2019, among Ares Capital Corporation, Ares Capital Management LLC, Ares Operations LLC and Capital One Securities, Inc.(44)
11.1	Statement of Computation of Per Share Earnings(45)
14.1	Code of Ethics(46)
21.1	Subsidiaries of Ares Capital Corporation*
23.1	Consent of Independent Registered Public Accounting Firm*

Number	Document
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	Report of Independent Registered Public Accounting Firm on Supplemental Information*
________________________________________

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K (File No. 814-00663), for the year ended December 31, 2016, filed on February 22, 2017.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2018, filed on February 12, 2019.
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

(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on April 7, 2010.
(8)	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on October 22, 2010.
(9)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on September 19, 2016.
(10)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Registrant’s Form 8-K (File No. 814-00663), filed on August 10, 2017.
(11)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Registrant’s Form 8-K (File No. 814-00663), filed on January 11, 2018.
(12)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8‑K (File No. 814‑00663), filed on March 8, 2019.
(13)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8‑K (File No. 814‑00663), filed on June 10, 2019.
(14)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8‑K (File No. 814‑00663), filed on January 15, 2020.
(15)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8‑K (File No. 814‑00663), filed on January 27, 2017.
(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10‑K (File No. 814‑00663) for the year ended December 31, 2018, filed on February 12, 2019.
(17)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on June 7, 2019.
(18)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10‑Q (File No. 814‑00663) for the quarter ended June 30, 2007, filed on August 9, 2007.
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

(23)	Incorporated by reference to Exhibits 10.2 through 10.4, as applicable, to the Company’s Form 8‑K (File No. 814‑00663), filed on January 25, 2010.
(24)	Incorporated by reference to Exhibits 10.1 through 10.3, as applicable, to the Company’s Form 8‑K (File No. 814‑0663), filed on June 8, 2012.
(25)	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10‑Q (File No. 814‑00663) for the quarter ended March 30, 2010, filed on May 10, 2010.
(26)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on January 19, 2011.
(27)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on October 14, 2011.
(28)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on January 19, 2012.
(29)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on January 28, 2013.
(30)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on May 15, 2014.
(31)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 4, 2017.
(32)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on October 3, 2018.
(33)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on December 17, 2018.
(34)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on June 19, 2019.
(35)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on April 2, 2019.
(36)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on January 24, 2012.
(37)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on September 17, 2012.
(38)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on December 23, 2013.
(39)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on July 1, 2015.
(40)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on August 28, 2017.
(41)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on September 13, 2018.
(42)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on September 10, 2019.
(43)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on January 2, 2020.
(44)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s 8-K (File No. 814-00663), filed on November 8, 2019.
(45)	Included in Note 10 to the Company’s Notes to Consolidated Financial Statements filed herewith.
(46)
Incorporated by reference to Exhibit (r) to the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-212142), filed on June 14, 2017.

Item 16.    Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm
To the stockholders and board of directors
Ares Capital Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ares Capital Corporation and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 12, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the fair value of investments
As discussed in Notes 2 and 4 to the consolidated financial statements, the Company measures substantially all of its investments at fair value using unobservable inputs and assumptions as there is no readily available market value. As of December 31, 2019, total investments at fair value were $14,905 million.
We identified the evaluation of the fair value of investments as a critical audit matter. Assessment of the Company’s judgments regarding the use of specific valuation techniques, inputs and assumptions involved a high degree of subjective auditor judgment. Changes in these techniques, inputs and assumptions could have a significant impact on the fair value of investments. In particular, the Company makes judgments relating to market yields used in yield analyses for debt and other interest-bearing investments, financial performance measures used in determining enterprise values, and discount rates used in discounted cash flow analyses.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company's process to measure the fair value of its investments, including controls related to the selection of the valuation techniques, and the development of the market yield, financial performance measures and discount rate inputs and assumptions used in such techniques. We involved valuation professionals with specialized skills and knowledge who assisted in evaluating the Company’s valuation techniques compared to those of a market participant, using market information to develop a range of market yield, financial performance measures and discount rate assumptions and comparing them to the assumptions used by the Company. For a selection of the Company’s investments, these valuation professionals assisted in evaluating the Company’s estimate of fair value by developing an independent estimate of fair value. We evaluated the Company’s historical ability to estimate fair value by comparing the transaction price of available transactions occurring subsequent to the prior period valuation date against the fair value estimate determined by the Company in the prior period.

We have served as the Company’s auditor since 2004.
Los Angeles, California
February 12, 2020

Report of Independent Registered Public Accounting Firm
To the stockholders and board of directors
Ares Capital Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Ares Capital Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company, including the consolidated schedules of investments, as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the “consolidated financial statements”), and our report dated February 12, 2020, expressed an unqualified opinion on those consolidated financial statements.
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
February 12, 2020

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions, except per share data)

	As of December 31,
	2019	2018
ASSETS
Investments at fair value
Non-controlled/non-affiliate company investments	$12,198	$10,478
Non-controlled affiliate company investments	296	292
Controlled affiliate company investments	1,932	1,647
Total investments at fair value (amortized cost of $14,696 and $12,754, respectively)	14,426	12,417
Cash and cash equivalents	176	296
Interest receivable	117	91
Operating lease right-of-use asset	94	—
Other assets	78	79
Receivable for open trades	14	12
Total assets	$14,905	$12,895
LIABILITIES
Debt	$6,971	$5,214
Interest and facility fees payable	54	64
Base management fees payable	54	45
Income based fees payable	48	36
Capital gains incentive fees payable	58	112
Operating lease liabilities	121	33
Accounts payable and other liabilities	99	66
Payable for open trades	33	25
Total liabilities	7,438	5,595
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share, 600 common shares authorized; 431 and 426 common shares issued and outstanding, respectively	—	—
Capital in excess of par value	7,760	7,173
Accumulated (overdistributed) undistributed earnings	(293)	127
Total stockholders’ equity	7,467	7,300
Total liabilities and stockholders’ equity	$14,905	$12,895
NET ASSETS PER SHARE	$17.32	$17.12

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)

	For the Years Ended December 31,
	2019	2018	2017
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest income from investments (excluding payment-in-kind (“PIK”) interest)	$941	$834	$711
PIK interest income from investments	57	42	42
Capital structuring service fees	138	130	95
Dividend income	75	35	26
Other income	28	38	19
Total investment income from non-controlled/non-affiliate company investments	1,239	1,079	893
From non-controlled affiliate company investments:
Interest income from investments (excluding PIK interest)	13	16	13
PIK interest income from investments	5	4	4
Capital structuring service fees	2	—	—
Dividend income	8	4	1
Total investment income from non-controlled affiliate company investments	28	24	18
From controlled affiliate company investments:
Interest income from investments (excluding PIK interest)	147	123	162
PIK interest income from investments	17	22	19
Capital structuring service fees	22	13	10
Dividend income	69	58	49
Other income	6	18	9
Total investment income from controlled affiliate company investments	261	234	249
Total investment income	1,528	1,337	1,160
EXPENSES:
Interest and credit facility fees	291	240	225
Base management fees	205	180	171
Income based fees	194	169	134
Capital gains incentive fees	(4)	33	41
Administrative fees	14	13	12
Other general and administrative	31	29	77
Total expenses	731	664	660
Waiver of income based fees	(30)	(40)	(30)
Total expenses, net of waiver of income based fees	701	624	630
NET INVESTMENT INCOME BEFORE INCOME TAXES	827	713	530
Income tax expense, including excise tax	16	19	19
NET INVESTMENT INCOME	811	694	511
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS, FOREIGN CURRENCY AND OTHER TRANSACTIONS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	(113)	90	(56)
Non-controlled affiliate company investments	(34)	—	—
Controlled affiliate company investments	20	316	100
Foreign currency and other transactions	62	13	(20)
Net realized gains (losses)	(65)	419	24
Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	17	(85)	(42)
Non-controlled affiliate company investments	41	4	(2)
Controlled affiliate company investments	3	(190)	187
Foreign currency and other transactions	(14)	16	(7)
Net unrealized gains (losses)	47	(255)	136
Net realized and unrealized gains (losses) on investments, foreign currency and other transactions	(18)	164	160
REALIZED LOSSES ON EXTINGUISHMENT OF DEBT	—	—	(4)
NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$793	$858	$667
BASIC AND DILUTED EARNINGS PER COMMON SHARE (see Note 10)	$1.86	$2.01	$1.57
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING (see Note 10)	427	426	425
See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Health Care Services
Absolute Dental Management LLC and ADM Equity, LLC	Dental services provider	First lien senior secured loan ($0.8 par due 1/2022)	9.40% (Libor + 7.50%/Q)	1/15/2019	$0.8	$0.8	(2)(13)
		First lien senior secured loan ($24.5 par due 1/2022)		1/5/2016	24.2	10.2	(2)(12)
		Class A preferred units (4,000,000 units)		1/5/2016	4.0	—	(2)
		Class A common units (4,000,000 units)		1/5/2016	—	—	(2)
					29.0	11.0
Acessa Health Inc. (fka HALT Medical, Inc.)	Medical supply provider	Common stock (569,823 shares)		6/22/2017	0.1	—
ADCS Billings Intermediate Holdings, LLC (17)	Dermatology practice	First lien senior secured revolving loan ($1.8 par due 5/2022)	7.55% (Libor + 5.75%/M)	5/18/2016	1.8	1.7	(2)(13)
ADG, LLC and RC IV GEDC Investor LLC (17)	Dental services provider	First lien senior secured revolving loan ($11.9 par due 9/2022)	7.22% (Libor + 4.75%/M)	9/28/2016	11.9	10.5	(2)(13)
		Second lien senior secured loan ($92.1 par due 3/2024)	7.42% (Libor + 5.50%/Q)	9/28/2016	89.0	67.3	(2)(13)
		Membership units (3,000,000 units)		9/28/2016	3.0	—	(2)
					103.9	77.8
Air Medical Group Holdings, Inc. and Air Medical Buyer Corp.	Emergency air medical services provider	Senior subordinated loan ($182.7 par due 3/2026)	9.67% (Libor + 7.88%/M)	3/14/2018	182.7	180.8	(2)(13)
		Warrant to purchase up to 115,733 units of common stock (expires 3/2028)		3/14/2018	0.9	1.6	(2)
					183.6	182.4
Alteon Health, LLC	Provider of physician management services	First lien senior secured loan ($3.0 par due 9/2022)	8.30% (Libor + 6.50%/M)	5/15/2017	3.0	2.8	(2)(13)
Athenahealth, Inc., VVC Holding Corp., Virence Intermediate Holding Corp., and Virence Holdings LLC (17)	Revenue cycle management provider to the physician practices and acute care hospitals	First lien senior secured loan ($16.0 par due 2/2026)	6.40% (Libor + 4.50%/Q)	2/11/2019	15.7	16.0	(2)
		Second lien senior secured loan ($210.3 par due 2/2027)	10.41% (Libor + 8.50%/Q)	2/11/2019	210.3	210.3	(2)
		Senior preferred stock (121,810 shares)	12.89% PIK (Libor + 11.13%/Q)	2/11/2019	132.6	132.6	(2)
		Class A interests (0.39% interest)		2/11/2019	9.0	14.1	(2)
					367.6	373.0
Bambino CI Inc. (17)	Manufacturer and provider of single-use obstetrics products	First lien senior secured revolving loan ($5.7 par due 10/2022)	7.21% (Libor + 5.50%/M)	10/17/2017	5.7	5.7	(2)
		First lien senior secured loan ($30.6 par due 10/2023)	7.30% (Libor + 5.50%/M)	10/17/2017	30.6	30.6	(2)
		First lien senior secured loan ($1.7 par due 10/2023)	7.30% (Libor + 5.50%/M)	12/13/2019	1.7	1.7	(2)
					38.0	38.0
Bearcat Buyer, Inc. and Bearcat Parent, Inc. (17)	Provider of central institutional review boards over clinical trials	First lien senior secured loan ($30.9 par due 7/2026)	6.20% (Libor + 4.25%/Q)	7/9/2019	30.9	30.6	(2)(13)
		First lien senior secured loan ($2.0 par due 7/2026)	6.20% (Libor + 4.25%/Q)	7/9/2019	2.0	2.0	(2)(13)
		First lien senior secured loan ($17.1 par due 7/2026)	6.20% (Libor + 4.25%/Q)	9/10/2019	17.1	17.0	(2)(13)
		Second lien senior secured loan ($64.2 par due 7/2027)	10.20% (Libor + 8.25%/Q)	7/9/2019	64.2	63.5	(2)(13)
		Second lien senior secured loan ($5.3 par due 7/2027)	10.20% (Libor + 8.25%/Q)	7/9/2019	5.3	5.2	(2)(13)
		Second lien senior secured loan ($12.7 par due 7/2027)	10.20% (Libor + 8.25%/Q)	9/10/2019	12.7	12.6	(2)(13)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Class B common units (4,211 units)		7/9/2019	4.2	4.2	(2)
					136.4	135.1
CCS-CMGC Holdings, Inc. (17)	Correctional facility healthcare operator	First lien senior secured revolving loan ($0.9 par due 10/2023)	7.05% (Libor + 5.25%/M)	10/1/2018	0.9	0.9	(2)(16)
		First lien senior secured loan ($34.7 par due 10/2025)	7.35% (Libor + 5.50%/M)	9/25/2018	34.4	33.6	(2)
					35.3	34.5
Center for Autism and Related Disorders, LLC (17)	Autism treatment and services provider specializing in applied behavior analysis therapy	First lien senior secured revolving loan	—	11/21/2018	—	—	(15)
Comprehensive EyeCare Partners, LLC (17)	Vision care practice management company	First lien senior secured revolving loan ($0.4 par due 2/2024)	6.45% (Libor + 4.50%/Q)	2/14/2018	0.4	0.4	(2)(13)
		First lien senior secured loan ($5.4 par due 2/2024)	6.60% (Libor + 4.50%/Q)	2/14/2018	5.4	5.3	(2)(13)
		First lien senior secured loan ($2.4 par due 2/2024)	6.45% (Libor + 4.50%/Q)	2/14/2018	2.4	2.4	(2)(13)
					8.2	8.1
Convey Health Solutions, Inc.	Workforce management solutions provider	First lien senior secured loan ($20.1 par due 9/2026)	6.94% (Libor + 5.25%/M)	9/4/2019	20.1	19.9	(2)(13)
CVP Holdco, Inc. and OMERS Wildcats Holdings Inc. (17)	Veterinary hospital operator	First lien senior secured revolving loan ($0.1 par due 10/2024)	8.41% (Libor + 5.75%/Q)	10/31/2019	0.1	0.1	(2)(13)(16)
		First lien senior secured loan ($66.3 par due 10/2025)	7.66% (Libor + 5.75%/Q)	10/31/2019	66.3	65.6	(2)(13)
		First lien senior secured loan ($12.5 par due 10/2025)	7.63% (Libor + 5.75%/Q)	10/31/2019	12.5	12.4	(2)(13)
		Common stock (31,005 shares)		10/31/2019	9.6	9.8	(2)
					88.5	87.9
D4C Dental Brands HoldCo, Inc. and Bambino Group Holdings, LLC (17)	Dental services provider	First lien senior secured revolving loan ($0.6 par due 12/2022)	10.00% (Base Rate + 5.25%/Q)	12/21/2016	0.6	0.6	(2)(13)(16)
		Class A preferred units (1,000,000 units)		12/21/2016	1.0	1.0	(2)
					1.6	1.6
DCA Investment Holding, LLC (17)	Multi-branded dental practice management	First lien senior secured revolving loan ($1.7 par due 7/2021)	9.00% (Base Rate + 4.25%/Q)	7/2/2015	1.7	1.7	(2)(13)(16)
		First lien senior secured loan ($18.3 par due 7/2021)	7.20% (Libor + 5.25%/Q)	7/2/2015	18.3	18.3	(2)(13)
					20.0	20.0
Emerus Holdings, Inc.	Freestanding 24-hour emergency care micro-hospitals operator	First lien senior secured loan ($16.5 par due 2/2022)	14.00%	2/21/2019	16.5	16.5	(2)
Evolent Health LLC and Evolent Health, Inc. (17)	Medical technology company focused on value based care services and payment solutions	First lien senior secured loan ($67.1 par due 12/2024)	9.96% (Libor + 8.00%/Q)	12/30/2019	61.2	63.6	(2)(6)(13)
		Warrant to purchase up to 1,354,968 shares of common stock (expires 1/2025)		12/30/2019	5.9	5.9	(2)(6)
					67.1	69.5
GHX Ultimate Parent Corporation, Commerce Parent, Inc. and Commerce Topco, LLC	On-demand supply chain automation solutions provider to the healthcare industry	Second lien senior secured loan ($34.5 par due 6/2025)	9.95% (Libor + 8.00%/Q)	6/30/2017	34.2	34.5	(2)(13)
		Series A preferred stock (110,425 shares)	12.66% PIK (Libor + 10.75%/Q)	6/30/2017	152.3	152.3	(2)(13)
		Class A units (14,013,303 units)		6/30/2017	14.0	16.8	(2)
					200.5	203.6
Hygiena Borrower LLC (17)	Adenosine triphosphate testing technology provider	Second lien senior secured loan ($2.5 par due 8/2023)	9.70% (Libor + 7.75%/Q)	8/26/2016	2.5	2.5	(2)(13)
		Second lien senior secured loan ($10.7 par due 8/2023)	9.70% (Libor + 7.75%/Q)	2/27/2017	10.7	10.6	(2)(13)
		Second lien senior secured loan ($11.1 par due 8/2023)	9.70% (Libor + 7.75%/Q)	6/29/2018	11.1	11.0	(2)(13)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Second lien senior secured loan ($0.6 par due 8/2023)	9.70% (Libor + 7.75%/Q)	6/29/2018	0.6	0.6	(2)(13)
					24.9	24.7
JDC Healthcare Management, LLC (17)	Dental services provider	First lien senior secured revolving loan ($4.0 par due 4/2022)	9.53% (Libor + 7.75%/M)	4/10/2017	4.0	3.3	(2)(13)
		First lien senior secured loan ($29.6 par due 4/2023)	9.55% (Libor + 6.75% Cash, 1.00% PIK/M)	4/10/2017	29.6	24.3	(2)(13)
		First lien senior secured loan ($4.2 par due 4/2023)	9.55% (Libor + 6.75% Cash, 1.00% PIK/M)	4/10/2017	4.2	3.4	(2)(13)
					37.8	31.0
KBHS Acquisition, LLC (d/b/a Alita Care, LLC) (17)	Provider of behavioral health services	First lien senior secured revolving loan ($2.0 par due 3/2022)	6.80% (Libor + 5.00%/M)	3/17/2017	2.0	1.8	(2)(13)
Key Surgical LLC (17)	Provider of sterile processing, operating room and instrument care supplies for hospitals	First lien senior secured loan ($16.5 par due 6/2023)	6.00% (EURIBOR + 5.00%/Q)	6/1/2017	16.5	16.5	(2)(13)
		First lien senior secured loan ($5.5 par due 6/2023)	6.00% (Libor + 5.00%/M)	8/28/2019	5.4	5.5	(2)(13)
					21.9	22.0
MB2 Dental Solutions, LLC (17)	Dental services provider	First lien senior secured revolving loan ($4.6 par due 9/2023)	8.75% (Base Rate + 4.00%/Q)	9/29/2017	4.6	4.6	(2)(13)
MCH Holdings, Inc. and MC Acquisition Holdings I, LLC	Healthcare professional provider	First lien senior secured loan ($116.9 par due 7/2020)	7.31% (Libor + 5.50%/M)	7/26/2017	116.9	116.9	(2)(13)
		Class A units (1,438,643 shares)		1/17/2014	1.5	1.3	(2)
					118.4	118.2
Minerva Surgical, Inc. (17)	Medical device company focused on women's health	First lien senior secured loan ($29.6 par due 12/2022)	11.50% (Libor + 9.50%/Q)	12/30/2019	28.4	29.3	(2)(13)
MW Dental Holding Corp. (17)	Dental services provider	First lien senior secured revolving loan ($10.0 par due 4/2021)	9.15% (Libor + 6.75%/Q)	4/12/2011	10.0	10.0	(2)(13)
		First lien senior secured loan ($122.4 par due 4/2021)	8.69% (Libor + 6.75%/Q)	4/12/2011	122.4	122.4	(2)(13)
		First lien senior secured loan ($23.8 par due 4/2021)	8.69% (Libor + 6.75%/Q)	3/19/2018	23.8	23.8	(2)(13)
					156.2	156.2
NMN Holdings III Corp. and NMN Holdings LP (17)	Provider of complex rehab technology solutions for patients with mobility loss	Partnership units (30,000 units)		11/13/2018	3.0	3.4	(2)
NMSC Holdings, Inc. and ASP NAPA Holdings, LLC	Anesthesia management services provider	Second lien senior secured loan ($72.8 par due 10/2023)	11.80% (Libor + 10.00%/M)	4/19/2016	72.8	72.8	(2)(13)
		Class A units (25,790 units)		4/19/2016	2.6	1.6	(2)
					75.4	74.4
NueHealth Performance, LLC (17)	Developer, builder and manager of specialty surgical hospitals and ambulatory surgery centers	First lien senior secured loan ($9.9 par due 9/2023)	8.30% (Libor + 6.50%/M)	9/27/2018	9.9	9.9	(2)(13)
		First lien senior secured loan ($1.5 par due 9/2023)	8.30% (Libor + 6.50%/M)	9/27/2018	1.5	1.5	(2)(13)
					11.4	11.4
Olympia Acquisition, Inc. and Olympia TopCo, L.P. (17)	Behavioral health and special education platform provider	First lien senior secured loan ($43.0 par due 9/2026)	7.30% (Libor + 5.50%/M)	9/24/2019	43.0	42.5	(2)(13)
		Class A common units (9,549,000 units)		9/24/2019	9.5	9.5	(2)
					52.5	52.0
OMH-HealthEdge Holdings, LLC (17)	Revenue cycle management provider for healthcare companies	First lien senior secured loan ($26.7 par due 10/2025)	7.30% (Libor + 5.50%/M)	10/24/2019	26.7	26.4	(2)(13)
OmniSYS Acquisition Corporation, OmniSYS, LLC, and OSYS Holdings, LLC	Provider of technology-enabled solutions to pharmacies	Limited liability company membership interest (1.57%)		11/21/2013	1.0	0.6	(2)
Pathway Vet Alliance LLC and Pathway Vet Alliance Holding LLC (17)	Veterinary hospital operator	First lien senior secured revolving loan	—	12/21/2018	—	—	(15)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($57.1 par due 12/2024)	6.30% (Libor + 4.50%/M)	12/21/2018	56.6	56.5	(2)(13)
		First lien senior secured loan ($23.0 par due 12/2024)	6.30% (Libor + 4.50%/M)	12/21/2018	23.0	22.8	(2)(13)
		First lien senior secured loan ($13.8 par due 12/2024)	6.30% (Libor + 4.50%/M)	10/11/2019	13.8	13.7	(2)(13)
		Second lien senior secured loan ($163.9 par due 12/2025)	10.30% (Libor + 8.50%/M)	12/21/2018	163.9	163.1	(2)(13)
		Second lien senior secured loan ($54.9 par due 12/2025)	10.30% (Libor + 8.50%/M)	12/21/2018	54.9	54.7	(2)(13)
		Second lien senior secured loan ($12.6 par due 12/2025)	10.30% (Libor + 8.50%/M)	10/11/2019	12.6	12.5	(2)(13)
		Preferred subscription units (1,507,384 units)		12/21/2018	4.9	10.6
					329.7	333.9
Patterson Medical Supply, Inc.	Distributor of rehabilitation supplies and equipment	Second lien senior secured loan ($78.0 par due 8/2023)	10.43% (Libor + 8.50%/Q)	9/2/2015	77.0	62.4	(2)(13)
PetIQ, LLC	Distributor and manufacturer of pet prescription medications and health products	First lien senior secured loan ($21.0 par due 7/2025)	6.30% (Libor + 4.50%/M)	1/17/2018	21.0	20.8	(2)(6)
PetVet Care Centers, LLC	Veterinary hospital operator	First lien senior secured loan ($26.3 par due 2/2025)	6.05% (Libor + 4.25%/M)	10/31/2019	25.8	26.0	(2)(13)
PhyMED Management LLC	Provider of anesthesia services	Second lien senior secured loan ($47.2 par due 5/2021)	10.55% (Libor + 8.75%/M)	12/18/2015	47.1	46.8	(2)(13)
Premise Health Holding Corp. and OMERS Bluejay Investment Holdings LP (17)	Provider of employer-sponsored onsite health and wellness clinics and pharmacies	First lien senior secured revolving loan	—	7/10/2018	—	—	(15)
		First lien senior secured loan ($10.8 par due 7/2025)	5.45% (Libor + 3.50%/Q)	7/10/2018	10.8	10.7	(2)
		Second lien senior secured loan ($67.1 par due 7/2026)	9.45% (Libor + 7.50%/Q)	7/10/2018	66.6	66.4	(2)
		Class A units (9,775 units)		7/10/2018	9.8	11.5	(2)
					87.2	88.6
ProVation Medical, Inc.	Provider of documentation and coding software for GI physicians	First lien senior secured loan ($12.9 par due 3/2024)	8.98% (Libor + 7.00%/Q)	3/9/2018	12.7	12.9	(2)
Respicardia, Inc.	Developer of implantable therapies to improve cardiovascular health	Warrant to purchase up to 99,094 shares of Series C preferred stock (expires 6/2022)		6/28/2012	—	—	(2)
RTI Surgical, Inc.	Manufacturer of biologic, metal and synthetic implants/devices	Second lien senior secured loan ($94.8 par due 12/2023)	10.49% (Libor + 8.75%/M)	3/8/2019	94.8	94.8	(2)(6)(13)
SCSG EA Acquisition Company, Inc. (17)	Provider of outsourced clinical services to hospitals and health systems	First lien senior secured revolving loan	—	9/1/2017	—	—	(15)
SiroMed Physician Services, Inc. and SiroMed Equity Holdings, LLC (17)	Outsourced anesthesia provider	First lien senior secured loan ($17.1 par due 3/2024)	6.70% (Libor + 4.75%/Q)	3/26/2018	17.1	16.3	(2)(13)
		Common units (684,854 units)		3/26/2018	4.8	2.9	(2)
					21.9	19.2
SM Wellness Holdings, Inc. and SM Holdco, Inc. (17)	Breast cancer screening provider	First lien senior secured revolving loan ($4.4 par due 8/2024)	7.30% (Libor + 5.50%/Q)	8/1/2018	4.4	4.4	(2)
		First lien senior secured loan ($7.1 par due 8/2024)	7.30% (Libor + 5.50%/M)	8/1/2018	7.1	7.1	(2)
		Series A preferred stock (44,975 shares)	12.16% PIK (Libor + 10.25%/Q)	8/1/2018	53.8	53.8	(2)
		Series A units (7,475 units)		8/1/2018	7.5	8.9	(2)
		Series B units (747,500 units)		8/1/2018	—	—	(2)
					72.8	74.2

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Synergy HomeCare Franchising, LLC and NP/Synergy Holdings, LLC (17)	Franchisor of private-pay home care for the elderly	First lien senior secured loan ($15.9 par due 4/2024)	7.70% (Libor + 5.75%/Q)	4/2/2018	15.9	15.9	(2)(13)
		Common units (550 units)		4/2/2018	0.6	0.7
					16.5	16.6
Teligent, Inc.	Pharmaceutical company that develops, manufactures and markets injectable pharmaceutical products	Second lien senior secured loan ($50.9 par due 6/2024)	10.64% (Libor + 7.75% Cash, 1.00% PIK/Q)	12/13/2018	50.9	45.8	(2)(13)
		Second lien senior secured loan ($29.6 par due 6/2024)	10.68% (Libor + 7.75% Cash, 1.00% PIK/Q)	12/13/2018	29.6	26.6	(2)(13)
					80.5	72.4
Touchstone Acquisition, Inc. and Touchstone Holding, L.P. (17)	Manufacturer of consumable products in the dental, medical, cosmetic and CPG/industrial end-markets	First lien senior secured loan ($25.5 par due 11/2025)	6.55% (Libor + 4.75%/M)	11/15/2018	25.5	25.2	(2)
		Class A preferred units (2,149 units)	8.00% PIK	11/15/2018	2.3	2.3	(2)
					27.8	27.5
U.S. Anesthesia Partners, Inc.	Anesthesiology service provider	Second lien senior secured loan ($71.8 par due 6/2025)	9.05% (Libor + 7.25%/M)	6/16/2017	71.1	71.8	(2)(13)
United Digestive MSO Parent, LLC (17)	Gastroenterology physician group	First lien senior secured loan ($12.5 par due 12/2024)	6.43% (Libor + 4.50%/Q)	12/14/2018	12.5	12.5	(2)(13)
Urgent Cares of America Holdings I, LLC and FastMed Holdings I, LLC	Operator of urgent care clinics	Preferred units (7,696,613 units)		6/11/2015	7.7	—
		Series A common units (2,000,000 units)		6/11/2015	2.0	—
		Series C common units (5,288,427 units)		6/11/2015	—	—
					9.7	—
Urology Management Associates, LLC and JWC/UMA Holdings, L.P.	Urology private practice	First lien senior secured loan ($9.8 par due 8/2024)	6.80% (Libor + 5.00%/M)	8/31/2018	9.6	9.8	(2)(13)
		Limited partnership interests (3.64% interest)		8/31/2018	4.8	5.6	(2)
					14.4	15.4
West Dermatology, LLC (17)	Dermatology practice platform	First lien senior secured revolving loan ($1.0 par due 4/2022)	7.70% (Libor + 5.75%/Q)	2/8/2018	1.0	1.0	(2)(13)
		First lien senior secured loan ($7.5 par due 4/2023)	7.70% (Libor + 5.75%/Q)	4/2/2018	7.5	7.5	(2)(13)
		First lien senior secured loan ($12.5 par due 4/2023)	7.70% (Libor + 5.75%/Q)	9/5/2018	12.5	12.5	(2)(13)
		First lien senior secured loan ($6.4 par due 4/2023)	7.70% (Libor + 5.75%/Q)	6/28/2019	6.4	6.4	(2)(13)
					27.4	27.4
WIRB - Copernicus Group, Inc. (17)	Provider of regulatory, ethical, and safety review services for clinical research involving human subjects	First lien senior secured revolving loan	—	2/8/2018	—	—	(15)
WSHP FC Acquisition LLC (17)	Provider of biospecimen products for pharma research	First lien senior secured loan ($28.2 par due 3/2024)	8.20% (Libor + 6.25%/Q)	3/30/2018	28.2	28.2	(2)(13)
		First lien senior secured loan ($5.9 par due 3/2024)	8.20% (Libor + 6.25%/Q)	3/30/2018	5.9	5.9	(2)(13)
		First lien senior secured loan ($4.6 par due 3/2024)	8.20% (Libor + 6.25%/Q)	2/11/2019	4.6	4.6	(2)(13)
		First lien senior secured loan ($5.8 par due 3/2024)	8.20% (Libor + 6.25%/Q)	2/11/2019	5.8	5.8	(2)(13)
		First lien senior secured loan ($8.7 par due 3/2024)	8.20% (Libor + 6.25%/Q)	8/30/2019	8.7	8.7	(2)(13)
		First lien senior secured loan ($11.1 par due 3/2024)	8.20% (Libor + 6.25%/Q)	10/31/2019	11.1	11.1	(2)(13)
					64.3	64.3
					2,999.6	2,926.9		39.20%

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Software & Services
Anaqua Parent Holdings, Inc. & Astorg VII Co-Invest Anaqua (17)	Provider of IP management lifecycle software	First lien senior secured loan ($4.7 par due 4/2026)	5.50% (Euribor + 5.50%/Q)	4/10/2019	4.7	4.7	(2)
		First lien senior secured loan ($7.7 par due 4/2026)	7.26% (Libor + 5.25%/Q)	4/10/2019	7.7	7.7	(2)(13)
		Limited partnership units (4,400,000 units)		6/13/2019	5.0	5.9	(2)(6)
					17.4	18.3
Apptio, Inc. (17)	Provider of cloud-based technology business management solutions	First lien senior secured loan ($62.2 par due 1/2025)	8.96% (Libor + 7.25%/M)	1/10/2019	62.2	62.2	(2)(13)
Avetta, LLC (17)	Supply chain risk management SaaS platform for global enterprise clients	First lien senior secured loan ($36.1 par due 4/2024)	7.55% (Libor + 5.75%/M)	4/10/2018	36.1	36.1	(2)(13)
Blue Campaigns Intermediate Holding Corp. and Elevate Parent, Inc. (dba EveryAction) (17)	Provider of software and services for fundraising and organizing efforts to non-profits and political campaigns	First lien senior secured loan ($40.8 par due 8/2023)	8.65% (Libor + 6.75%/Q)	8/20/2018	40.8	40.8	(2)(13)
		Series A preferred stock (150,000 shares)		9/26/2018	1.5	1.9
					42.3	42.7
CallMiner, Inc.	Provider of cloud-based conversational analytics solutions	Warrant to purchase up to 2,350,636 shares of Series 1 preferred stock (expires 7/2024)		7/23/2014	—	—	(2)
Clearwater Analytics, LLC (17)	Provider of integrated cloud-based investment portfolio management, accounting, reporting and analytics software	First lien senior secured loan ($3.9 par due 12/2025)	7.20% (Libor + 5.50%/Q)	12/3/2019	3.9	3.9	(2)(13)
Command Alkon Incorporated (17)	Software solutions provider to the ready-mix concrete industry	First lien senior secured revolving loan ($1.5 par due 9/2022)	9.75% (Base Rate + 5.00%/Q)	9/1/2017	1.5	1.4	(2)(13)(16)
		First lien senior secured loan ($20.2 par due 9/2023)	7.71% (Libor + 6.00%/M)	9/1/2017	20.2	19.8	(2)(13)
		Second lien senior secured loan ($33.9 par due 3/2024)	11.71% (Libor + 10.00%/M)	9/1/2017	33.9	32.5	(2)(13)
					55.6	53.7
Compuware Software Group LLC	Web and mobile cloud performance testing and monitoring services provider	Preferred units (4,132 units)	9.00% PIK	7/31/2019	0.8	2.2	(2)
		Common units (744,569 units)		7/31/2019	—	0.8	(2)
					0.8	3.0
Cority Software Inc., IQS, Inc. and Project Falcon Parent, Inc. (17)	Provider of environmental, health and safety software to track compliance data	First lien senior secured loan ($14.4 par due 7/2026)	7.59% (Libor + 5.50%/Q)	7/2/2019	14.4	14.2	(2)(6)
		First lien senior secured loan ($4.5 par due 7/2026)	7.50% (Libor + 5.50%/Q)	10/15/2019	4.5	4.4	(2)(6)
		Preferred equity (198 shares)	9.00% PIK	7/2/2019	0.2	0.2	(2)(6)
		Common equity (190,143 shares)		7/2/2019	—	—	(2)(6)
					19.1	18.8
Datix Bidco Limited	Global healthcare software company that provides software solutions for patient safety and risk management	First lien senior secured loan ($5.8 par due 4/2025)	6.43% (Libor + 4.50%/Q)	4/27/2018	5.7	5.8	(2)(6)
		First lien senior secured loan ($10.0 par due 4/2025)	6.43% (Libor + 4.50%/Q)	5/28/2019	9.9	10.0	(2)(6)
		First lien senior secured loan ($3.1 par due 4/2025)	6.43% (Libor + 4.50%/Q)	10/7/2019	3.0	3.1	(2)(6)
					18.6	18.9
Directworks, Inc. and Co-Exprise Holdings, Inc.	Provider of cloud-based software solutions for direct materials sourcing and supplier management for manufacturers	First lien senior secured loan ($1.8 par due 4/2018)		12/19/2014	1.3	—	(2)(12)
		Warrant to purchase up to 1,875,000 shares of Series 1 preferred stock (expires 12/2024)		12/19/2014	—	—	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					1.3	—
Doxim Inc.	Enterprise content management software provider	First lien senior secured loan ($10.2 par due 2/2024)	7.95% (Libor + 6.00%/Q)	2/28/2018	10.1	10.2	(2)(6)(9)(13)
		First lien senior secured loan ($6.8 par due 2/2024)	7.90% (Libor + 6.00%/Q)	2/28/2018	6.8	6.8	(2)(6)(13)
					16.9	17.0
Dynatrace, Inc.	Web and mobile cloud performance testing and monitoring services provider	Common stock (790,416 shares)		8/5/2019	2.9	20.0	(2)(20)
EP Purchaser, LLC., Entertainment Partners Canada ULC and TPG VIII EP Co-Invest II, L.P. (17)	Provider of entertainment workforce and production management solutions	First lien senior secured loan ($29.5 par due 5/2026)	7.70% (Libor + 5.75%/Q)	5/10/2019	29.5	29.5	(2)
		First lien senior secured loan ($20.8 par due 5/2026)	7.70% (Libor + 5.75%/Q)	5/10/2019	20.8	20.8	(2)(11)
		First lien senior secured loan ($10.8 par due 5/2026)	7.70% (Libor + 5.75%/Q)	5/10/2019	10.8	10.8	(2)(6)
		First lien senior secured loan ($4.1 par due 5/2026)	7.85% (Libor + 5.75%/Q)	5/10/2019	4.1	4.1	(2)(6)(11)
		Partnership units (5,034,483 units)		5/10/2019	5.0	5.6	(2)
					70.2	70.8
Episerver Inc. and Goldcup 17308 AB (17)	Provider of web content management and digital commerce solutions	First lien senior secured loan ($6.1 par due 10/2024)	6.00% (EURIBOR + 6.00%/M)	3/22/2019	6.1	6.0	(2)(6)
		First lien senior secured loan ($27.4 par due 10/2024)	7.55% (Libor + 5.75%/M)	10/9/2018	27.4	27.2	(2)(6)(13)
					33.5	33.2
EZ Elemica Holdings, Inc. & Elemica Parent, Inc (17)	SaaS based supply chain management software provider focused on chemical markets	First lien senior secured revolving loan ($1.4 par due 9/2025)	7.40% (Libor + 5.50%/Q)	9/18/2019	1.4	1.3	(2)
		First lien senior secured loan ($59.5 par due 9/2025)	7.40% (Libor + 5.50%/Q)	9/18/2019	59.5	58.9	(2)
		Preferred equity (4,599 shares)		9/18/2019	4.6	4.6
					65.5	64.8
First Insight, Inc.	Software company providing merchandising and pricing solutions to companies worldwide	Warrant to purchase up to 122,827 units of Series C preferred stock (expires 3/2024)		3/20/2014	—	—	(2)
FM: Systems Group LLC (17)	Provider of facilities and space management software solutions	First lien senior secured loan ($26.6 par due 12/2024)	8.30% (Libor + 6.50%/M)	12/2/2019	26.6	26.3	(2)(13)
Frontline Technologies Group Holding LLC, Frontline Technologies Blocker Buyer, Inc., Frontline Technologies Holdings, LLC and Frontline Technologies Parent, LLC	Provider of human capital management (“HCM”) and SaaS-based software solutions to employees and administrators of K-12 school organizations	First lien senior secured loan ($16.8 par due 9/2023)	7.55% (Libor + 5.75%/M)	9/19/2017	16.8	16.8	(2)(13)
		First lien senior secured loan ($8.3 par due 9/2023)	7.55% (Libor + 5.75%/M)	9/19/2017	8.3	8.3	(2)(13)
		Class A preferred units (4,574 units)	9.00% PIK	9/18/2017	5.1	5.6
		Class B common units		9/18/2017	—	3.2
					30.2	33.9
Genesis Acquisition Co. and Genesis Holding Co. (17)	Child care management software and services provider	First lien senior secured revolving loan ($0.5 par due 7/2024)	5.70% (Libor + 3.75%/Q)	7/31/2018	0.5	0.5	(2)
		Second lien senior secured loan ($25.8 par due 7/2025)	9.60% (Libor + 7.50%/Q)	7/31/2018	25.8	25.8	(2)
		Class A common stock (8 shares)		7/31/2018	0.8	1.0	(2)
					27.1	27.3
Greenphire, Inc. and RMCF III CIV XXIX, L.P	Software provider for clinical trial management	Limited partnership interest (99.90% interest)		12/19/2014	1.0	4.3	(2)
GTCR-Ultra Holdings III, LLC and GTCR-Ultra Holdings LLC (17)	Provider of payment processing and merchant acquiring solutions	Class A-2 units (911 units)		8/1/2017	0.9	2.4	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Class B units (2,878,372 units)		8/1/2017	—	—	(2)
					0.9	2.4
Help/Systems Holdings, Inc. (17)	Provider of IT operations management and cybersecurity software	First lien senior secured loan ($26.2 par due 11/2026)	6.55% (Libor + 4.75%/M)	11/22/2019	26.2	25.9	(2)(13)
Huskies Parent, Inc. (17)	Insurance software provider	First lien senior secured revolving loan ($1.0 par due 7/2024)	5.69% (Libor + 4.00%/M)	7/18/2019	1.0	1.0	(2)
		First lien senior secured loan ($0.8 par due 7/2026)	5.84% (Libor + 4.00%/Q)	7/18/2019	0.8	0.8	(2)(20)
					1.8	1.8
IfByPhone Inc.	Voice-based marketing automation software provider	Warrant to purchase up to 124,300 shares of Series C preferred stock (expires 10/2022)		10/15/2012	0.1	—	(2)
Infogix, Inc. and Infogix Parent Corporation (17)	Enterprise data analytics and integrity software solutions provider	First lien senior secured revolving loan ($2.0 par due 4/2024)	8.60% (Libor + 6.50%/Q)	4/18/2018	2.0	2.0	(2)(13)
		Series A preferred stock (2,475 shares)		1/3/2017	2.6	1.6
		Common stock (1,297,768 shares)		1/3/2017	—	—
					4.6	3.6
Inmar, Inc.	Technology-driven solutions provider for retailers, wholesalers and manufacturers	First lien senior secured loan ($15.7 par due 5/2024)	5.95% (Libor + 4.00%/Q)	1/31/2019	15.0	14.9	(2)(13)
		Second lien senior secured loan ($28.3 par due 5/2025)	9.95% (Libor + 8.00%/Q)	4/25/2017	28.0	27.1	(2)(13)
					43.0	42.0
InterVision Systems, LLC and InterVision Holdings, LLC	Provider of cloud based IT solutions, infrastructure and services	First lien senior secured loan ($51.4 par due 5/2022)	10.11% (Libor + 8.31%/M)	5/31/2017	51.4	47.8	(2)(13)
		Class A membership units (1,000 units)		5/31/2017	1.0	—
					52.4	47.8
Invoice Cloud, Inc. (17)	Provider of electronic payment processing solutions	First lien senior secured revolving loan	—	2/11/2019	—	—	(15)
		First lien senior secured loan ($33.2 par due 2/2024)	8.40% (Libor + 3.25% Cash, 3.25% PIK/Q)	2/11/2019	33.2	33.2	(2)(13)
					33.2	33.2
Masergy Holdings, Inc. (17)	Provider of software-defined solutions for enterprise global networks, cyber security, and cloud communications	First lien senior secured revolving loan ($0.4 par due 12/2022)	5.27% (Libor + 3.50%/M)	2/8/2018	0.4	0.4	(2)(13)(16)
Ministry Brands, LLC and MB Parent HoldCo, L.P. (dba Community Brands) (17)	Software and payment services provider to faith-based institutions	First lien senior secured revolving loan ($2.2 par due 12/2022)	6.95% (Libor + 5.00%/Q)	12/2/2016	2.2	2.2	(2)(13)
		First lien senior secured loan ($9.4 par due 12/2022)	5.85% (Libor + 4.00%/Q)	4/6/2017	9.4	9.1	(2)(13)
		First lien senior secured loan ($4.8 par due 12/2022)	5.85% (Libor + 4.00%/Q)	8/22/2017	4.8	4.7	(2)(13)
		Second lien senior secured loan ($90.0 par due 6/2023)	11.08% (Libor + 9.25%/Q)	12/2/2016	89.5	90.0	(2)(13)
		Second lien senior secured loan ($16.6 par due 6/2023)	11.08% (Libor + 9.25%/Q)	12/2/2016	16.6	16.6	(2)(13)
		Second lien senior secured loan ($9.2 par due 6/2023)	11.08% (Libor + 9.25%/Q)	4/6/2017	9.2	9.2	(2)(13)
		Second lien senior secured loan ($4.7 par due 6/2023)	11.08% (Libor + 9.25%/Q)	4/6/2017	4.7	4.7	(2)(13)
		Second lien senior secured loan ($17.9 par due 6/2023)	11.08% (Libor + 9.25%/Q)	8/22/2017	17.9	17.9	(2)(13)
		Second lien senior secured loan ($10.3 par due 6/2023)	9.84% (Libor + 8.00%/Q)	4/18/2018	10.3	10.0	(2)(13)
		Second lien senior secured loan ($38.6 par due 6/2023)	9.83% (Libor + 8.00%/Q)	4/18/2018	38.6	37.5	(2)(13)
		Class A units (500,000 units)		12/2/2016	5.0	5.9	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					208.2	207.8
Novetta Solutions, LLC	Provider of advanced analytics solutions for the government, defense and commercial industries	First lien senior secured loan ($8.5 par due 10/2022)	6.80% (Libor + 5.00%/M)	1/3/2017	8.3	8.4	(2)(13)
		Second lien senior secured loan ($31.0 par due 10/2023)	10.30% (Libor + 8.50%/M)	1/3/2017	29.4	29.1	(2)(13)
					37.7	37.5
nThrive, Inc. (fka Precyse Acquisition Corp.)	Provider of healthcare information management technology and services	Second lien senior secured loan ($10.0 par due 4/2023)	11.55% (Libor + 9.75%/M)	4/20/2016	9.8	8.5	(2)(13)
PayNearMe, Inc.	Electronic cash payment system provider	Warrant to purchase up to 195,726 shares of Series E preferred stock (expires 3/2023)		3/11/2016	0.2	—	(2)
PaySimple, Inc. (17)	Provider of business management software solutions	First lien senior secured loan ($11.3 par due 8/2025)	7.30% (Libor + 5.50%/M)	8/23/2019	11.1	11.2	(2)
		First lien senior secured loan ($1.1 par due 8/2025)	7.31% (Libor + 5.50%/M)	8/23/2019	1.1	1.1	(2)
					12.2	12.3
PDI TA Holdings, Inc., Peachtree Parent, Inc. and Insight PDI Holdings, LLC (17)	Provider of enterprise management software for the convenience retail and petroleum wholesale market	First lien senior secured revolving loan ($7.6 par due 10/2024)	6.40% (Libor + 4.50%/Q)	3/19/2019	7.6	7.4	(2)(13)
		First lien senior secured loan ($54.6 par due 10/2024)	6.40% (Libor + 4.50%/Q)	3/19/2019	54.6	53.5	(2)(13)
		Second lien senior secured loan ($70.1 par due 10/2025)	10.40% (Libor + 8.50%/Q)	3/19/2019	70.1	68.0	(2)(13)
		Series A preferred shares (13,656 shares)	13.25% PIK	3/19/2019	14.9	15.2	(2)
		Class A units (1,942,225 units)		3/19/2019	1.9	1.8	(2)
					149.1	145.9
Pegasus Global Enterprise Holdings, LLC, Mekone Blocker Acquisition, Inc. and Mekone Parent, LLC (17)	Provider of plant maintenance and scheduling software	First lien senior secured revolving loan ($9.7 par due 5/2025)	9.50% (Base Rate + 4.75%/Q)	5/29/2019	9.7	9.6	(2)(13)
		First lien senior secured loan ($20.2 par due 5/2025)	7.55% (Libor + 5.75%/M)	5/29/2019	20.2	20.0	(2)(13)
		Class A units (5,000 units)		5/29/2019	5.0	4.2	(2)
					34.9	33.8
PHNTM Holdings, Inc. and Planview Parent, Inc.	Provider of project and portfolio management software	First lien senior secured loan ($1.1 par due 1/2023)	7.05% (Libor + 5.25%/M)	1/27/2017	1.1	1.1	(2)(13)
		Second lien senior secured loan ($62.0 par due 7/2023)	11.55% (Libor + 9.75%/M)	1/27/2017	61.5	62.0	(2)(13)
		Class A common shares (990 shares)		1/27/2017	1.0	1.7	(2)
		Class B common shares (168,329 shares)		1/27/2017	—	0.3	(2)
					63.6	65.1
Poplicus Incorporated	Business intelligence and market analytics platform for companies that sell to the public sector	Warrant to purchase up to 2,402,991 shares of Series C preferred stock (expires 6/2025)		6/25/2015	0.1	—	(2)
Project Alpha Intermediate Holding, Inc. and Qlik Parent, Inc.	Provider of data visualization software for data analytics	Class A common shares (7,445 shares)		8/22/2016	7.4	11.7	(2)
		Class B common shares (1,841,609 shares)		8/22/2016	0.1	0.1	(2)
					7.5	11.8
QF Holdings, Inc. (17)	SaaS based electronic health record software provider	First lien senior secured loan ($24.4 par due 9/2024)	8.90% (Libor + 7.00%/Q)	9/19/2019	24.4	24.2	(2)(13)
Raptor Technologies, LLC and Rocket Parent, LLC (17)	Provider of SaaS-based safety and security software to the K-12 school market	First lien senior secured loan ($15.9 par due 12/2024)	7.95% (Libor + 6.00%/Q)	12/17/2018	15.9	15.9	(2)(13)
		First lien senior secured loan ($5.4 par due 12/2024)	7.95% (Libor + 6.00%/Q)	12/17/2018	5.4	5.4	(2)(13)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Class A common units (2,294,000 units)		12/17/2018	2.3	2.8
					23.6	24.1
Regent Education, Inc.	Provider of software solutions designed to optimize the financial aid and enrollment processes	Warrant to purchase up to 5,393,194 shares of common stock (expires 12/2026)		12/23/2016	—	—	(2)
		Warrant to purchase up to 987 shares of common stock (expires 12/2026)		12/23/2016	—	—	(2)
					—	—
Retriever Medical/Dental Payments LLC, FSDC Holdings, LLC, Rectangle Ware-Ever Pay LLC and Retriever Enterprises, LLC (17)	Provider of payment processing services and software to healthcare providers	First lien senior secured loan ($26.8 par due 2/2023)	8.05% (Libor + 6.25%/M)	3/14/2019	26.8	26.5	(2)(13)
Severin Acquisition, LLC, PeopleAdmin, Inc., Promachos Holding, Inc. and Performance Matters LLC (17)	Provider of student information system software solutions to the K-12 education market	First lien senior secured loan ($34.8 par due 8/2025)	6.37% (Libor + 4.50%/Q)	11/22/2019	34.8	34.4	(2)(13)
		Second lien senior secured loan ($80.0 par due 8/2026)	8.64% (Libor + 6.75%/Q)	6/12/2018	79.3	78.4	(2)
					114.1	112.8
SIGOS LLC	Web and mobile cloud performance testing and monitoring services provider	Common units (4,132 units)		6/7/2019	0.3	0.5	(2)
Siteworx Holdings, LLC & Siteworx LLC (17)	Provider of design, web content management, eCommerce solutions and system integration	First lien senior secured revolving loan ($0.7 par due 1/2020)	6.00% (Base Rate + 1.25%/M)	2/16/2018	0.7	0.7	(10)
		First lien senior secured revolving loan ($0.7 par due 1/2020)	6.00% (Base Rate + 1.25%/Q)	2/16/2018	0.7	0.7
		First lien senior secured loan ($0.9 par due 1/2020)	5.50%	2/16/2018	0.9	0.9	(10)
		First lien senior secured loan ($0.9 par due 1/2020)	5.50%	2/16/2018	0.9	0.9
					3.2	3.2
SocialFlow, Inc.	Social media optimization platform provider	Warrant to purchase up to 215,331 shares of Series C preferred stock (expires 1/2026)		1/13/2016	—	—	(2)
SoundCloud Limited	Platform for receiving, sending, and distributing music	Common stock (73,422 shares)		8/15/2017	0.4	0.7	(2)(6)
SpareFoot, LLC (17)	PMS solutions and web services for the self-storage industry	First lien senior secured revolving loan ($0.8 par due 4/2023)	6.13% (Libor + 4.25%/M)	4/13/2018	0.8	0.8	(2)(13)
		First lien senior secured loan ($0.5 par due 4/2024)	6.31% (Libor + 4.25%/Q)	3/29/2019	0.5	0.5	(2)(13)
		First lien senior secured loan ($1.4 par due 4/2024)	6.31% (Libor + 4.25%/Q)	7/1/2019	1.3	1.4	(2)(13)
		First lien senior secured loan ($0.7 par due 4/2024)	6.31% (Libor + 4.25%/Q)	7/1/2019	0.7	0.7	(2)(13)
		First lien senior secured loan ($0.7 par due 4/2024)	6.31% (Libor + 4.25%/Q)	8/30/2019	0.7	0.7	(2)(13)
		Second lien senior secured loan ($6.1 par due 4/2025)	10.31% (Libor + 8.25%/Q)	4/13/2018	6.0	6.1	(2)(13)
		Second lien senior secured loan ($4.2 par due 4/2025)	10.31% (Libor + 8.25%/Q)	8/31/2018	4.1	4.2	(2)(13)
		Second lien senior secured loan ($2.5 par due 4/2025)	10.31% (Libor + 8.25%/Q)	7/1/2019	2.5	2.5	(2)(13)
		Second lien senior secured loan ($1.3 par due 4/2025)	10.31% (Libor + 8.25%/Q)	7/1/2019	1.3	1.3	(2)(13)
					17.9	18.2
Sparta Systems, Inc., Project Silverback Holdings Corp. and Silverback Holdings, Inc. (17)	Quality management software provider	Second lien senior secured loan ($20.0 par due 8/2025)	10.20% (Libor + 8.25%/Q)	8/21/2017	19.7	15.6	(2)(13)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Series B preferred shares (10,084 shares)		8/21/2017	1.1	—
					20.8	15.6
Storm UK Holdco Limited and Storm US Holdco Inc. (17)	Provider of water infrastructure software solutions for municipalities / utilities and engineering consulting firms	First lien senior secured revolving loan ($0.6 par due 5/2022)	7.20% (Libor + 5.25%/M)	5/5/2017	0.6	0.6	(2)(6)(13)
Telestream Holdings Corporation (17)	Provider of digital video tools and workflow solutions to the media and entertainment industries	First lien senior secured revolving loan	—	2/8/2018	—	—	(15)
The Ultimate Software Group, Inc. and H&F Unite Partners, L.P. (17)	Provider of cloud based HCM solutions for businesses	Second lien senior secured loan ($205.4 par due 5/2027)	9.80% (Libor + 8.00%/M)	5/3/2019	205.4	205.4	(2)
		Limited partner interests (12,583,556 interests)		5/3/2019	12.6	10.4	(2)(6)
					218.0	215.8
TimeClock Plus, LLC (17)	Workforce management solutions provider	First lien senior secured revolving loan ($0.0 par due 8/2025)	7.45% (Libor + 5.50%/Q)	8/30/2019	—	—	(2)(13)
		First lien senior secured loan ($35.5 par due 8/2026)	7.45% (Libor + 5.50%/Q)	8/30/2019	35.5	35.1	(2)(13)
					35.5	35.1
Vela Trading Technologies, LLC (17)	Provider of market data software and content to global financial services clients	First lien senior secured revolving loan ($2.0 par due 6/2022)	8.75% (Base Rate + 4.00%/Q)	2/8/2018	2.0	2.0	(2)(13)
		First lien senior secured loan ($4.8 par due 6/2022)	7.01% (Libor + 5.00%/Q)	4/17/2018	4.8	4.7	(2)(13)
					6.8	6.7
Velocity Holdings Corp.	Hosted enterprise resource planning application management services provider	Common units (1,713,546 units)		12/13/2013	4.5	2.3
Verscend Holding Corp. (17)	Healthcare analytics solutions provider	First lien senior secured loan ($46.7 par due 8/2025)	6.30% (Libor + 4.50%/M)	8/27/2018	46.4	47.0	(2)(20)
WebPT, Inc. (17)	Electronic medical record software provider	First lien senior secured loan ($48.1 par due 8/2024)	8.66% (Libor + 6.75%/Q)	8/28/2019	48.1	47.6	(2)(13)
WorldPay Group PLC	Payment software and service provider	C2 shares (73,974 shares)		10/21/2015	—	—	(6)
Zemax Software Holdings, LLC (17)	Provider of optical illumination design software to design engineers	First lien senior secured loan ($16.8 par due 6/2024)	7.70% (Libor + 5.75%/Q)	6/25/2018	16.8	16.8	(2)(13)
Zywave, Inc. (17)	Provider of software and technology-enabled content and analytical solutions to insurance brokers	First lien senior secured revolving loan ($3.5 par due 11/2022)	6.80% (Libor + 5.00%/M)	11/17/2016	3.5	3.5	(2)(13)
		First lien senior secured loan ($4.0 par due 11/2022)	6.84% (Libor + 5.00%/Q)	12/3/2019	4.0	4.0	(2)(13)
		Second lien senior secured loan ($17.1 par due 11/2023)	10.95% (Libor + 9.00%/Q)	11/17/2016	17.1	17.1	(2)(13)
		Seniond lien senior secured loan ($2.3 par due 11/2023)	10.84% (Libor + 9.00%/Q)	12/3/2019	2.3	2.3	(2)(13)
					26.9	26.9
					1,852.2	1,859.6		24.90%
Commercial & Professional Services
Accommodations Plus Technologies LLC and Accommodations Plus Technologies Holdings LLC (17)	Provider of outsourced crew accommodations and logistics management solutions to the airline industry	Class A common units (236,358 units)		5/11/2018	4.3	8.0
AMCP Clean Intermediate, LLC (17)	Provider of janitorial and facilities management services	First lien senior secured revolving loan ($0.8 par due 10/2024)	7.33% (Libor + 5.50%/M)	10/1/2018	0.8	0.8	(2)(13)(16)
		First lien senior secured loan ($1.2 par due 10/2024)	7.50% (Libor + 5.50%/Q)	10/18/2019	1.2	1.2	(2)(13)
					2.0	2.0
Capstone Logistics Acquisition, Inc. (17)	Outsourced supply chain solutions provider to operators of distribution centers	First lien senior secured revolving loan ($0.3 par due 4/2021)	6.30% (Libor + 4.50%/M)	2/8/2018	0.3	0.3	(2)(16)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Cozzini Bros., Inc. and BH-Sharp Holdings LP (17)	Provider of commercial knife sharpening and cutlery services in the restaurant industry	First lien senior secured revolving loan ($6.5 par due 3/2023)	7.30% (Libor + 5.50%/M)	3/10/2017	6.5	6.5	(2)(13)
		First lien senior secured loan ($11.5 par due 3/2023)	7.30% (Libor + 5.50%/M)	3/10/2017	11.5	11.5	(2)(13)
		Common units (2,950,000 units)		3/10/2017	3.0	3.3	(2)
					21.0	21.3
Crown Health Care Laundry Services, LLC and Crown Laundry Holdings, LLC (4)(17)	Provider of outsourced healthcare linen management solutions	First lien senior secured revolving loan ($1.0 par due 12/2021)	8.05% (Libor + 6.25%/M)	3/13/2014	1.0	1.0	(2)(13)
		First lien senior secured loan ($20.9 par due 12/2021)	8.05% (Libor + 6.25%/M)	3/13/2014	20.9	20.9	(2)(13)
		First lien senior secured loan ($11.7 par due 12/2021)	8.05% (Libor + 6.25%/M)	4/6/2017	11.7	11.7	(2)(13)
		First lien senior secured loan ($11.8 par due 12/2021)	8.05% (Libor + 6.25%/M)	6/12/2018	11.8	11.8	(2)(13)
		Class A preferred units (3,393,973 units)		3/13/2014	4.0	6.0	(2)
		Class B common units (377,108 units)		3/13/2014	0.4	0.6	(2)
					49.8	52.0
DTI Holdco, Inc. and OPE DTI Holdings, Inc. (17)	Provider of legal process outsourcing and managed services	First lien senior secured revolving loan ($1.8 par due 9/2021)	6.31% (Libor + 4.50%/Q)	9/23/2016	1.8	1.6	(2)
		Class A common stock (7,500 shares)		8/19/2014	7.5	5.7	(2)
		Class B common stock (7,500 shares)		8/19/2014	—	—	(2)
					9.3	7.3
Gordian Group, LLC	Provider of nationwide investment banking and advisory services	Common stock (526 shares)		11/30/2012	—	—	(2)
HAI Acquisition Corporation and Aloha Topco, LLC (17)	Professional employer organization offering human resources, compliance and risk management services	First lien senior secured loan ($62.2 par due 11/2024)	7.39% (Libor + 5.50%/Q)	11/1/2017	62.2	62.2	(2)(13)
		Class A units (16,980 units)		11/1/2017	1.7	2.7	(2)
					63.9	64.9
IMIA Holdings, Inc. (17)	Marine preservation maintenance company	First lien senior secured revolving loan	—	10/26/2018	—	—	(15)
		First lien senior secured loan ($17.9 par due 10/2024)	6.45% (Libor + 4.50%/Q)	10/26/2018	17.8	17.9	(2)(13)
					17.8	17.9
IRI Holdings, Inc., IRI Group Holdings, Inc. and IRI Parent, L.P.	Market research company focused on the consumer packaged goods industry	First lien senior secured loan ($56.1 par due 12/2025)	6.30% (Libor + 4.50%/M)	11/30/2018	55.7	55.0	(2)
		Second lien senior secured loan ($86.8 par due 11/2026)	9.80% (Libor + 8.00%/M)	11/30/2018	85.5	85.1	(2)
		Series A-1 preferred shares (46,900 shares)	12.41% PIK (Libor + 10.50%/S)	11/30/2018	51.6	52.3	(2)(13)
		Class A-1 common units (90,500 units)		11/30/2018	9.1	9.9	(2)
					201.9	202.3
Kaufman, Hall & Associates, LLC (17)	Provider of specialty advisory services and software solutions to the healthcare market	First lien senior secured loan ($14.9 par due 5/2025)	7.13% (Libor + 5.25%/Q)	11/9/2018	14.9	14.9	(2)(13)
Kellermeyer Bergensons Services, LLC (17)	Provider of janitorial and facilities management services	First lien senior secured loan ($30.3 par due 11/2026)	8.39% (Libor + 6.50%/Q)	11/7/2019	30.0	30.0	(2)(13)
KPS Global LLC and Cool Group LLC	Manufacturer of walk-in cooler and freezer systems	First lien senior secured loan ($4.2 par due 4/2022)	8.36% (Libor + 6.56%/M)	11/16/2018	4.2	4.2	(2)(13)
		First lien senior secured loan ($1.4 par due 4/2022)	4.30% (Libor + 2.50%/M)	4/5/2017	1.4	1.4	(2)(13)
		First lien senior secured loan ($15.2 par due 4/2022)	8.27% (Libor + 6.47%/M)	4/5/2017	15.2	15.2	(2)(13)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Class A units (13,292 units)		9/21/2018	1.1	2.2
					21.9	23.0
Laboratories Bidco LLC (17)	Lab testing services for nicotine containing products	First lien senior secured loan ($35.8 par due 6/2024)	7.70% (Libor + 5.75%/M)	10/4/2019	35.8	35.4	(2)
		First lien senior secured loan ($25.2 par due 6/2024)	8.06% (Libor + 6.00%/Q)	10/4/2019	24.7	25.0	(2)(13)
					60.5	60.4
Microstar Logistics LLC, Microstar Global Asset Management LLC, and MStar Holding Corporation	Keg management solutions provider	Second lien senior secured loan ($127.5 par due 7/2021)	9.70% (Libor + 7.50%/Q)	12/14/2012	127.5	127.5	(2)(13)
		Common stock (54,710 shares)		12/14/2012	4.9	8.8	(2)
					132.4	136.3
MPH Energy Holdings, LP	Operator of municipal recycling facilities	Limited partnership interest (3.13% interest)		1/8/2014	—	—	(2)
MSHC, Inc. (17)	Heating, ventilation and air conditioning services provider	First lien senior secured revolving loan ($1.0 par due 12/2024)	6.73% (Libor + 4.25%/M)	7/31/2017	1.0	1.0	(2)
		Second lien senior secured loan ($2.8 par due 12/2025)	10.05% (Libor + 8.25%/M)	11/20/2018	2.8	2.8	(2)(13)
		Second lien senior secured loan ($46.0 par due 12/2025)	10.05% (Libor + 8.25%/M)	7/31/2017	46.0	46.0	(2)(13)
		Second lien senior secured loan ($4.8 par due 12/2025)	10.05% (Libor + 8.25%/M)	7/31/2017	4.8	4.8	(2)(13)
		Second lien senior secured loan ($26.4 par due 12/2025)	10.05% (Libor + 8.25%/M)	6/27/2018	26.4	26.4	(2)(13)
					81.0	81.0
MVL Group, Inc. (5)	Marketing research provider	Common stock (560,716 shares)		4/1/2010	—	—	(2)
NAS, LLC, Nationwide Marketing Group, LLC and Nationwide Administrative Services, Inc.	Buying and marketing services organization for appliance, furniture and consumer electronics dealers	Second lien senior secured loan ($31.1 par due 12/2021)	10.70% (Libor + 8.75%/Q)	6/1/2015	31.1	31.1	(2)(13)
National Intergovernmental Purchasing Alliance Company (17)	Leading group purchasing organization (“GPO”) for public agencies and educational institutions in the U.S	First lien senior secured revolving loan ($6.9 par due 5/2023)	5.46% (Libor + 3.50%/Q)	5/23/2018	6.9	6.9	(2)
NM GRC HOLDCO, LLC (17)	Regulatory compliance services provider to financial institutions	First lien senior secured loan ($35.6 par due 2/2024)	7.95% (Libor + 6.00%/Q)	2/9/2018	35.3	34.5	(2)(13)
		First lien senior secured loan ($9.5 par due 2/2024)	7.95% (Libor + 6.00%/Q)	2/9/2018	9.5	9.2	(2)(13)
					44.8	43.7
Petroleum Service Group LLC (17)	Provider of operational services for US petrochemical and refining companies	First lien senior secured revolving loan	—	7/23/2019	—	—	(15)
		First lien senior secured loan ($37.0 par due 7/2025)	7.43% (Libor + 5.50%/Q)	7/23/2019	37.0	36.3	(2)(13)
					37.0	36.3
PHL Investors, Inc., and PHL Holding Co. (5)	Mortgage services	Class A common stock (576 shares)		7/31/2012	3.8	—	(2)
Puerto Rico Waste Investment LLC	Waste management service provider	First lien senior secured loan ($31.3 par due 9/2024)	9.08% (Libor + 7.00%/Q)	9/20/2019	31.3	31.0	(2)(13)
QC Supply, LLC (17)	Specialty distributor and solutions provider to the swine and poultry markets	First lien senior secured revolving loan ($10.0 par due 12/2021)	8.30% (Libor + 6.50%/M)	12/29/2016	10.0	9.7	(2)(13)
		First lien senior secured loan ($25.8 par due 12/2022)	8.30% (Libor + 6.50%/M)	12/29/2016	25.8	25.0	(2)(13)
		First lien senior secured loan ($8.6 par due 12/2022)	8.30% (Libor + 6.50%/M)	12/29/2016	8.6	8.4	(2)(13)
					44.4	43.1
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	0.3	0.3	(2)
RE Community Holdings GP, LLC and RE Community Holdings, LP	Operator of municipal recycling facilities	Limited partnership interest (2.86% interest)		3/1/2011	—	—	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Limited partnership interest (2.49% interest)		3/1/2011	—	—	(2)
					—	—
Research Now Group, LLC and Survey Sampling International, LLC	Provider of outsourced data collection to the market research industry	First lien senior secured loan ($41.5 par due 12/2024)	7.41% (Libor + 5.50%/Q)	2/14/2019	41.0	41.5	(2)(13)
Revint Intermediate II, LLC (17)	Revenue cycle consulting firm to the healthcare industry	First lien senior secured revolving loan ($7.2 par due 12/2023)	6.30% (Libor + 4.50%/M)	12/13/2017	7.2	7.1	(2)(13)
		First lien senior secured loan ($21.3 par due 12/2023)	6.37% (Libor + 4.50%/M)	12/13/2017	21.3	21.1	(2)(13)
		First lien senior secured loan ($13.7 par due 12/2023)	7.05% (Libor + 5.25%/M)	9/3/2019	13.7	13.5	(2)
					42.2	41.7
RMP Group, Inc (17)	Revenue cycle management provider to the emergency healthcare industry	First lien senior secured revolving loan ($0.6 par due 3/2022)	6.30% (Libor + 4.50%/M)	2/8/2018	0.6	0.6	(2)(13)
SecurAmerica, LLC, ERMC LLC, ERMC Of America, LLC, SecurAmerica Corporation, ERMC Aviation LLC, American Security Programs, Inc., USI LLC and Argenbright Holdings IV, LLC (17)	Provider of outsourced manned security guard services, outsourced facilities management and outsourced aviation services	First lien senior secured revolving loan ($0.0 par due 6/2023)	4.70% (Libor + 3.00%/M)	12/21/2018	—	—	(2)(13)
		First lien senior secured loan ($25.8 par due 12/2023)	8.05% (Libor + 6.25%/M)	12/21/2018	25.8	25.8	(2)(13)
		First lien senior secured loan ($7.5 par due 12/2023)	8.05% (Libor + 6.25%/M)	12/21/2018	7.5	7.5	(2)(13)
		First lien senior secured loan ($1.7 par due 12/2023)	8.03% (Libor + 6.25%/M)	12/21/2018	1.7	1.7	(2)(13)
					35.0	35.0
SOS Security Holdings LLC and SOS Co-Investment Vehicle, L.P. (17)	Provider of manned security guard services	First lien senior secured revolving loan	—	4/30/2019	—	—	(15)
		Limited partnership units (4,698,000 units)		4/30/2019	4.7	7.2	(2)
					4.7	7.2
Startec Equity, LLC (5)	Communication services	Member interest		4/1/2010	—	—
TDG Group Holding Company and TDG Co-Invest, LP (17)	Operator of multiple franchise concepts primarily related to home maintenance or repairs	First lien senior secured loan ($9.2 par due 5/2024)	7.45% (Libor + 5.50%/Q)	5/31/2018	9.2	9.2	(2)
		First lien senior secured loan ($6.1 par due 5/2024)	7.45% (Libor + 5.50%/Q)	8/24/2018	6.1	6.1	(2)
		Preferred units (2,871,000 units)		5/31/2018	2.9	3.2	(2)
		Common units (29,000 units)		5/31/2018	—	0.4	(2)
					18.2	18.9
Tyden Group Holding Corp.	Producer and marketer of global cargo security, product identification and traceability products and utility meter products	Preferred stock (46,276 shares)		1/3/2017	0.4	—	(6)
		Common stock (5,521,203 shares)		1/3/2017	2.0	3.7	(6)
					2.4	3.7
UL Holding Co., LLC (4)	Provider of collection and landfill avoidance solutions for food waste and unsold food products	Senior subordinated loan ($29.9 par due 5/2020)	10.00% PIK	4/30/2012	12.6	29.9	(2)
		Senior subordinated loan ($3.8 par due 5/2020)		4/30/2012	1.6	3.8	(2)
		Senior subordinated loan ($3.5 par due 5/2020)	10.00% PIK	4/30/2012	1.4	3.5	(2)
		Senior subordinated loan ($0.4 par due 5/2020)		4/30/2012	0.2	0.4	(2)
		Senior subordinated loan ($7.5 par due 5/2020)	10.00% PIK	4/30/2012	3.1	7.5	(2)
		Senior subordinated loan ($0.5 par due 5/2020)		4/30/2012	0.2	0.5	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Class A common units (533,351 units)		6/17/2011	5.0	1.1	(2)
		Class B-5 common units (272,834 units)		6/17/2011	2.5	0.5	(2)
		Class C common units (758,546 units)		4/25/2008	—	—	(2)
		Warrant to purchase up to 719,044 shares of Class A units		5/2/2014	—	—	(2)
		Warrant to purchase up to 28,663 shares of Class B-1 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 57,325 shares of Class B-2 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 29,645 shares of Class B-3 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 80,371 shares of Class B-5 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 59,655 shares of Class B-6 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 1,046,713 shares of Class C units		5/2/2014	—	—	(2)
					26.6	47.2
Visual Edge Technology, Inc.	Provider of outsourced office solutions with a focus on printer and copier equipment and other parts and supplies	First lien senior secured loan ($16.7 par due 8/2022)	8.91% (Libor + 5.75% Cash, 1.25% PIK/Q)	8/31/2017	16.7	16.4	(2)(13)
		First lien senior secured loan ($15.6 par due 8/2022)	8.91% (Libor + 5.75% Cash, 1.25% PIK/Q)	8/31/2017	15.6	15.3	(2)(13)
		Senior subordinated loan ($64.6 par due 9/2024)	15.00% PIK	8/31/2017	61.9	60.7	(2)
		Warrant to purchase up to 1,961,452 shares of preferred stock (expires 8/2027)		8/31/2017	3.9	0.5	(2)
		Warrant to purchase up to 1,720,432 shares of common stock (expires 8/2027)		8/31/2017	—	—	(2)
					98.1	92.9
VLS Recovery Services, LLC (17)	Provider of commercial and industrial waste processing and disposal services	First lien senior secured revolving loan	—	10/17/2017	—	—	(15)
VRC Companies, LLC (17)	Provider of records and information management services	First lien senior secured revolving loan ($0.8 par due 3/2022)	8.61% (Libor + 6.50%/M)	4/17/2017	0.8	0.8	(2)(13)
		First lien senior secured loan ($15.0 par due 3/2023)	8.30% (Libor + 6.50%/M)	3/31/2017	15.0	15.0	(2)(13)
		First lien senior secured loan ($4.0 par due 3/2023)	8.30% (Libor + 6.50%/M)	7/31/2019	4.0	4.0	(2)(13)
					19.8	19.8
WCI-HFG Holdings, LLC	Distributor of repair and replacement parts for commercial kitchen equipment	Preferred units (1,400,000 units)		10/20/2015	1.4	2.5	(2)
XIFIN, Inc. (17)	Revenue cycle management provider to labs	First lien senior secured revolving loan ($0.7 par due 11/2020)	8.50% (Base Rate + 3.75%/Q)	2/8/2018	0.7	0.7	(2)(13)(16)
					1,201.3	1,225.7		16.41%
Utilities
Apex Clean Energy Holdings, LLC	Developer, builder and owner of utility-scale wind and solar power facilities	First lien senior secured loan ($85.1 par due 9/2022)	8.70% (Libor + 6.75%/Q)	9/24/2018	85.1	85.1	(2)(13)
		First lien senior secured loan ($19.6 par due 9/2022)	8.69% (Libor + 6.75%/Q)	6/10/2019	19.6	19.6	(2)(13)
					104.7	104.7

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Beacon RNG LLC	Owner of natural gas facilities	Class B units (35,000,000 units)		3/11/2019	35.0	38.2
CPV Maryland Holding Company II, LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($58.0 par due 12/2020)	13.00% PIK	8/8/2014	58.0	54.5	(2)
DGH Borrower LLC	Developer, owner and operator of quick start, small-scale natural gas-fired power generation projects	First lien senior secured loan ($53.5 par due 6/2023)	8.70% (Libor + 6.75%/Q)	6/8/2018	53.5	53.5	(2)(13)
Green Energy Partners, Stonewall LLC and Panda Stonewall Intermediate Holdings II LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($14.5 par due 11/2021)	7.45% (Libor + 5.50%/Q)	11/13/2014	14.5	13.4	(2)(13)
		Senior subordinated loan ($22.2 par due 12/2021)	7.00% cash, 6.25% PIK	11/13/2014	22.2	20.4	(2)
		Senior subordinated loan ($103.8 par due 12/2021)	7.00% cash, 6.25% PIK	11/13/2014	103.8	95.3	(2)
					140.5	129.1
Heelstone Energy Holdings, LLC and Heelstone Renewable Energy, LLC (5)	Solar power generation facility developer and operator	Preferred stock (2,700,000 shares)		6/28/2019	15.3	15.3
		Preferred stock (111,181 shares)		6/28/2019	41.5	41.5
		Common stock (19,119 shares)		6/28/2019	—	—
					56.8	56.8
Moxie Patriot LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($32.2 par due 12/2020)	7.70% (Libor + 5.75%/Q)	12/19/2013	32.1	27.7	(2)(13)
Navisun LLC and Navisun Holdings LLC (5)(17)	Owner and operater of commercial and industrial solar projects	First lien senior secured loan ($49.7 par due 11/2023)	8.00% PIK	11/15/2017	49.7	49.7	(2)
		First lien senior secured loan ($13.8 par due 11/2023)	9.00% PIK	3/7/2019	13.8	13.8	(2)
		First lien senior secured loan ($29.2 par due 11/2023)	8.00% PIK	8/15/2019	29.2	29.2	(2)
		Series A preferred units	10.50% PIK	11/15/2017	10.5	10.5	(2)
		Class A units (550 units)		11/15/2017	—	0.4
					103.2	103.6
Panda Liberty LLC (fka Moxie Liberty LLC)	Gas turbine power generation facilities operator	First lien senior secured loan ($49.1 par due 8/2020)	8.45% (Libor + 6.50%/Q)	4/6/2018	48.1	42.6	(2)(13)
		First lien senior secured loan ($33.6 par due 8/2020)	8.45% (Libor + 6.50%/Q)	8/21/2013	33.6	29.2	(2)(13)
					81.7	71.8
Panda Temple Power, LLC and T1 Power Holdings LLC (4)	Gas turbine power generation facilities operator	Second lien senior secured loan ($9.8 par due 2/2023)	9.80% PIK (Libor + 8.00%/M)	3/6/2015	9.8	9.8	(2)(13)
		Class A common units (616,122 shares)		3/6/2015	15.0	11.9	(2)
					24.8	21.7
PERC Holdings 1 LLC	Operator of recycled energy, combined heat and power, and energy efficiency facilities	Class B common units (21,653,543 units)		10/20/2014	8.8	28.1	(2)
Riverview Power LLC	Operator of natural gas and oil fired power generation facilities	First lien senior secured loan ($81.2 par due 12/2022)	9.95% (Libor + 8.00%/Q)	12/29/2016	79.9	81.2	(2)(13)
SE1 Generation, LLC	Solar power developer	Senior subordinated loan ($52.6 par due 12/2022)	9.50% PIK	12/17/2019	52.6	52.1	(2)
Sunrun Xanadu Issuer 2019-1, LLC, Sunrun Atlas Depositor 2019-2, LLC, Sunrun Xanadu Holdings 2019-1, LLC and Sunrun Atlas Holdings 2019-2, LLC	Residential solar energy provider	First lien senior secured loan ($0.1 par due 2/2055)	3.61%	10/28/2019	0.1	0.1	(2)
		First lien senior secured loan ($0.4 par due 6/2054)	3.98%	6/7/2019	0.4	0.5	(2)
		Senior subordinated loan ($65.0 par due 7/2030)	8.75% (Libor + 6.75%/Q)	6/27/2019	65.0	65.0	(2)(13)
		Senior subordinated loan ($135.0 par due 11/2025)	8.75% (Libor + 6.75%/Q)	11/26/2019	135.0	132.3	(2)(13)
					200.5	197.9
					1,032.1	1,020.9		13.67%

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Investment Funds and Vehicles
ACAS Equity Holdings Corporation (5)	Investment company	Common stock (589 shares)		1/3/2017	0.4	—	(6)
Ares IIIR/IVR CLO Ltd.	Investment vehicle	Subordinated notes ($20.0 par due 4/2021)		1/3/2017	—	0.1	(6)
Blue Wolf Capital Fund II, L.P. (4)	Investment partnership	Limited partnership interest (8.50% interest)		1/3/2017	1.6	2.7	(6)(20)
Carlyle Global Market Strategies CLO 2015-3	Investment vehicle	Subordinated notes ($24.6 par due 7/2028)	9.40%	1/3/2017	12.8	9.2	(6)
CoLTs 2005-1 Ltd. (5)	Investment vehicle	Preferred shares (360 shares)		1/3/2017	—	—	(6)
CoLTs 2005-2 Ltd. (5)	Investment vehicle	Preferred shares (34,170,000 shares)		1/3/2017	—	—	(6)
CREST Exeter Street Solar 2004-1	Investment vehicle	Preferred shares (3,500,000 shares)		1/3/2017	—	—	(6)
Eaton Vance CDO X plc	Investment vehicle	Subordinated notes ($9.2 par due 2/2027)		1/3/2017	—	0.1	(6)
European Capital UK SME Debt LP (4)	Investment partnership	Limited partnership interest (45% interest)		1/3/2017	38.7	40.4	(6)(18)
HCI Equity, LLC (5)	Investment company	Member interest (100.00% interest)		4/1/2010	—	0.1	(6)(20)
Herbert Park B.V.	Investment vehicle	Subordinated notes ($6.0 par due 10/2026)		1/3/2017	0.9	—	(6)
OHA Credit Partners XI	Investment vehicle	Subordinated notes ($17.8 par due 1/2032)	10.20%	1/3/2017	12.6	13.7	(6)
Partnership Capital Growth Investors III, L.P.	Investment partnership	Limited partnership interest (2.50% interest)		10/5/2011	2.4	4.8	(2)(6)(18)(20)
PCG-Ares Sidecar Investment II, L.P. (4)	Investment partnership	Limited partnership interest (100.00% interest)		10/31/2014	6.8	12.6	(2)(6)(18)
PCG-Ares Sidecar Investment, L.P. (4)	Investment partnership	Limited partnership interest (100.00% interest)		5/22/2014	4.8	4.1	(2)(6)(18)
Piper Jaffray Merchant Banking Fund I, L.P.	Investment partnership	Limited partnership interest (2.00% interest)		8/16/2012	1.1	1.3	(6)(18)(20)
Senior Direct Lending Program, LLC (5)(19)	Co-investment vehicle	Subordinated certificates ($908.9 par due 12/2036)	9.90% (Libor + 8.00%/Q)(14)	7/27/2016	908.9	908.9	(6)
		Member interest (87.50% interest)		7/27/2016	—	—	(6)
					908.9	908.9
Vitesse CLO, Ltd.	Investment vehicle	Preferred shares (20,000,000 shares)		1/3/2017	—	—	(6)
Voya CLO 2014-4 Ltd.	Investment vehicle	Subordinated notes ($26.7 par due 7/2031)	9.60%	1/3/2017	13.3	12.3	(6)
VSC Investors LLC	Investment company	Membership interest (1.95% interest)		1/24/2008	0.3	0.8	(2)(6)(20)
					1,004.6	1,011.1		13.54%
Consumer Services
1A Smart Start, LLC (17)	Provider of ignition interlock devices	First lien senior secured revolving loan ($0.5 par due 8/2020)	6.30% (Libor + 4.50%/M)	2/8/2018	0.5	0.5	(2)(16)
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc. (5)	Restaurant owner and operator	First lien senior secured loan ($56.6 par due 12/2019)		11/27/2006	39.9	—	(2)(12)
		First lien senior secured loan ($5.4 par due 12/2019)		12/22/2016	4.8	—	(2)(12)
		Promissory note ($31.8 par due 12/2023)		11/27/2006	13.8	—	(2)
		Warrant to purchase up to 0.95 units of Series D common stock (expires 12/2023)		12/18/2013	—	—	(2)
					58.5	—
Aimbridge Acquisition Co., Inc.	Hotel operator	Second lien senior secured loan ($22.5 par due 2/2027)	9.19% (Libor + 7.50%/M)	2/1/2019	22.1	22.1	(2)
American Residential Services L.L.C.	Heating, ventilation and air conditioning services provider	Second lien senior secured loan ($70.8 par due 12/2022)	9.80% (Libor + 8.00%/M)	6/30/2014	70.6	70.8	(2)(13)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Belfor Holdings, Inc. (17)	Disaster recovery services provider	First lien senior secured revolving loan	—	4/4/2019	—	—	(15)
ChargePoint, Inc.	Developer and operator of electric vehicle charging stations	Warrant to purchase up to 809,126 shares of Series E preferred stock (expires 12/2024)		12/30/2014	0.3	3.0	(2)
Cipriani USA, Inc.	Manager and operator of banquet facilities, restaurants, hotels and other leisure properties	First lien senior secured loan ($3.0 par due 5/2023)	10.55% (Libor + 6.75% Cash, 2.00% PIK/M)	11/5/2018	3.0	3.0	(2)(13)
		First lien senior secured loan ($12.2 par due 5/2023)	10.55% (Libor + 6.75% Cash, 2.00% PIK/M)	11/5/2018	12.2	12.2	(2)(13)
		First lien senior secured loan ($15.0 par due 5/2023)	10.55% (Libor + 6.75% Cash, 2.00% PIK/M)	7/3/2019	14.6	15.0	(2)(13)
		First lien senior secured loan ($20.0 par due 5/2023)	10.55% (Libor + 6.75% Cash, 2.00% PIK/M)	12/27/2019	17.5	20.0	(2)(13)
		First lien senior secured loan ($68.2 par due 5/2023)	10.55% (Libor + 6.75% Cash, 2.00% PIK/M)	5/30/2018	66.2	68.2	(2)(13)
		First lien senior secured loan ($3.0 par due 5/2023)	10.55% (Libor + 6.75% Cash, 2.00% PIK/M)	8/20/2018	3.0	3.0	(2)(13)
					116.5	121.4
Concert Golf Partners Holdco LLC (17)	Golf club owner and operator	First lien senior secured revolving loan ($0.2 par due 8/2025)	6.45% (Libor + 4.50%/Q)	8/20/2019	0.2	0.1	(2)(13)
		First lien senior secured loan ($28.4 par due 8/2025)	6.52% (Libor + 4.50%/Q)	8/20/2019	28.4	28.1	(2)(13)
					28.6	28.2
CST Buyer Company (d/b/a Intoxalock) (17)	Provider of ignition interlock devices	First lien senior secured loan ($32.4 par due 10/2025)	7.55% (Libor + 5.75%/M)	3/1/2017	32.4	32.0	(2)(13)
FWR Holding Corporation (17)	Restaurant owner, operator, and franchisor	First lien senior secured revolving loan ($1.8 par due 8/2023)	7.29% (Libor + 5.50%/M)	8/21/2017	1.8	1.8	(2)(13)(16)
		First lien senior secured loan ($4.0 par due 8/2023)	7.29% (Libor + 5.50%/M)	8/21/2017	4.0	4.0	(2)(13)
		First lien senior secured loan ($0.5 par due 8/2023)	7.29% (Libor + 5.50%/M)	8/21/2017	0.5	0.5	(2)(13)
		First lien senior secured loan ($0.8 par due 8/2023)	7.29% (Libor + 5.50%/M)	2/28/2019	0.8	0.8	(2)(13)
		First lien senior secured loan ($0.5 par due 8/2023)	7.29% (Libor + 5.50%/M)	2/28/2019	0.5	0.5	(2)(13)
		First lien senior secured loan ($0.7 par due 8/2023)	7.29% (Libor + 5.50%/M)	2/28/2019	0.7	0.7	(2)
					8.3	8.3
Garden Fresh Restaurant Corp. and GFRC Holdings LLC (17)	Restaurant owner and operator	First lien senior secured revolving loan ($1.8 par due 2/2022)	9.88% (Libor + 8.00%/Q)	2/1/2017	1.8	1.8	(2)(13)(16)
		First lien senior secured loan ($18.4 par due 2/2022)	9.91% (Libor + 8.00%/M)	2/1/2017	18.4	18.4	(2)(13)
					20.2	20.2
Jenny C Acquisition, Inc.	Health club franchisor	Senior subordinated loan ($1.2 par due 4/2025)	8.00% PIK	4/5/2019	1.2	1.2	(2)
Jim N Nicks Management, LLC (17)	Restaurant owner and operator	First lien senior secured revolving loan ($2.8 par due 7/2023)	7.20% (Libor + 5.25%/Q)	7/10/2017	2.8	2.7	(2)(13)
		First lien senior secured loan ($13.8 par due 7/2023)	7.20% (Libor + 5.25%/Q)	7/10/2017	13.8	13.4	(2)(13)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($1.2 par due 7/2023)	7.20% (Libor + 5.25%/Q)	7/10/2017	1.2	1.1	(2)(13)
					17.8	17.2
Massage Envy, LLC and ME Equity LLC	Franchisor in the massage industry	Common stock (3,000,000 shares)		9/27/2012	3.0	5.8	(2)
Movati Athletic (Group) Inc. (17)	Premier health club operator	First lien senior secured loan ($2.9 par due 10/2022)	6.47% (CIBOR + 4.50%/Q)	10/5/2017	3.0	2.9	(2)(6)(13)
		First lien senior secured loan ($1.1 par due 10/2022)	6.49% (CIBOR + 4.50%/Q)	10/5/2017	1.2	1.1	(2)(6)(13)
					4.2	4.0
OTG Management, LLC (17)	Airport restaurant operator	First lien senior secured revolving loan ($10.0 par due 8/2021)	9.01% (Libor + 7.00%/Q)	8/26/2016	10.0	10.0	(2)(13)
		First lien senior secured loan ($23.6 par due 8/2021)	8.90% (Libor + 7.00%/Q)	8/26/2016	23.6	23.6	(2)(13)
		First lien senior secured loan ($97.8 par due 8/2021)	9.00% (Libor + 7.00%/Q)	8/26/2016	97.8	97.8	(2)(13)
		First lien senior secured loan ($6.4 par due 8/2021)	8.91% (Libor + 7.00%/Q)	10/10/2018	6.4	6.4	(2)(13)
		Senior subordinated loan ($33.9 par due 2/2022)	13.00% PIK	8/26/2016	33.8	33.9	(2)
		Class A preferred units (3,000,000 units)	14.50% PIK	8/26/2016	36.5	46.3	(2)
		Common units (3,000,000 units)		1/5/2011	3.0	9.9	(2)
		Warrant to purchase up to 7.73% of common units		6/19/2008	0.1	21.8	(2)
					211.2	249.7
Portillo's Holdings, LLC	Fast casual restaurant brand	Second lien senior secured loan ($34.0 par due 12/2024)	11.44% (Libor + 9.50%/Q)	11/27/2019	32.9	33.3	(2)(13)
Pyramid Management Advisors, LLC and Pyramid Investors, LLC (17)	Hotel operator	First lien senior secured revolving loan ($2.6 par due 7/2023)	7.55% (Libor + 5.75%/Q)	4/12/2018	2.6	2.6	(2)(13)(16)
		First lien senior secured loan ($16.9 par due 7/2023)	7.55% (Libor + 5.75%/M)	4/12/2018	16.9	16.9	(2)(13)
		First lien senior secured loan ($1.5 par due 7/2023)	7.55% (Libor + 5.75%/M)	4/12/2018	1.5	1.5	(2)(13)
		Preferred membership units (996,833 units)		7/15/2016	1.0	1.3	(2)
					22.0	22.3
Spectra Finance, LLC (17)	Venue management and food and beverage provider	First lien senior secured revolving loan ($4.7 par due 4/2023)	5.75% (Libor + 4.00%/Q)	4/2/2018	4.7	4.7	(2)(13)(16)
		First lien senior secured loan ($3.4 par due 4/2024)	6.20% (Libor + 4.25%/Q)	4/2/2018	3.4	3.4	(2)(13)
					8.1	8.1
Spin HoldCo Inc.	Laundry service and equipment provider	Second lien senior secured loan ($154.2 par due 5/2023)	9.41% (Libor + 7.50%/Q)	5/14/2013	154.2	154.2	(2)(13)
Taymax Group, L.P., Taymax Group G.P., LLC, PF Salem Canada ULC and TCP Fit Parent, L.P. (17)	Planet Fitness franchisee	First lien senior secured revolving loan ($0.7 par due 7/2024)	6.12% (Libor + 4.25%/Q)	7/31/2018	0.7	0.7	(2)(13)(16)
		Class A units (35,374 units)		7/31/2018	3.6	5.1
					4.3	5.8
The Alaska Club Partners, LLC, Athletic Club Partners LLC and The Alaska Club, Inc. (17)	Premier health club operator	First lien senior secured loan ($15.5 par due 12/2024)	10.25% (Base Rate + 5.50%/Q)	12/16/2019	15.5	15.3	(2)(13)
WASH Multifamily Acquisition Inc. and Coinamatic Canada Inc.	Laundry service and equipment provider	First lien senior secured loan ($107.2 par due 5/2022)	6.44% (Libor + 4.75%/M)	8/1/2019	107.2	106.7	(2)(13)
		Second lien senior secured loan ($21.3 par due 5/2023)	8.80% (Libor + 7.00%/M)	5/14/2015	21.1	20.6	(2)(13)
		Second lien senior secured loan ($3.7 par due 5/2023)	8.80% (Libor + 7.00%/M)	5/14/2015	3.7	3.6	(2)(13)
					132.0	130.9

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					964.4	954.3		12.78%
Consumer Durables & Apparel
Badger Sportswear Acquisition, Inc.	Provider of team uniforms and athletic wear	Second lien senior secured loan ($56.8 par due 3/2024)	11.55% (Libor + 9.75%/M)	9/6/2016	56.7	54.5	(2)(13)
CB Trestles OpCo, LLC (17)	Apparel retailer	First lien senior secured revolving loan ($2.1 par due 10/2024)	7.55% (Libor + 5.75%/M)	10/26/2018	2.1	2.0	(2)(13)
		First lien senior secured loan ($26.3 par due 10/2024)	7.68% (Libor + 5.75%/Q)	10/26/2018	26.3	25.2	(2)(13)
					28.4	27.2
Centric Brands Inc. (fka Differential Brands Group Inc.)	Designer, marketer and distributor of licensed and owned apparel	First lien senior secured loan ($57.8 par due 10/2023)	7.93% (Libor + 6.00%/Q)	10/29/2018	57.8	56.6	(2)(6)(13)
		Common stock (3,077,875 shares)		10/29/2018	24.6	16.0	(6)
					82.4	72.6
DRS Holdings III, Inc. and DRS Holdings I, Inc. (17)	Footwear and orthopedic foot-care brand	First lien senior secured revolving loan ($0.3 par due 11/2025)	7.56% (Libor + 5.75%/M)	11/1/2019	0.3	0.3	(2)(13)
		First lien senior secured loan ($30.4 par due 11/2025)	7.55% (Libor + 5.75%/M)	11/1/2019	30.4	30.1	(2)(13)
		Common stock (8,549 shares)		11/1/2019	8.5	8.5	(2)
					39.2	38.9
Feradyne Outdoors, LLC and Bowhunter Holdings, LLC	Provider of branded archery and bowhunting accessories	Common units (421 units)		4/24/2014	4.2	—	(2)
Implus Footcare, LLC	Provider of footwear and other accessories	First lien senior secured loan ($102.6 par due 4/2024)	8.20% (Libor + 6.25%/Q)	6/1/2017	102.6	99.6	(2)(13)
		First lien senior secured loan ($14.0 par due 4/2024)	8.20% (Libor + 6.25%/Q)	6/1/2017	14.0	13.6	(2)(13)
		First lien senior secured loan ($1.3 par due 4/2024)	8.20% (Libor + 6.25%/Q)	6/30/2016	1.3	1.2	(2)(13)
		First lien senior secured loan ($5.0 par due 4/2024)	8.20% (Libor + 6.25%/Q)	7/17/2018	5.0	4.8	(2)(13)
					122.9	119.2
Pelican Products, Inc.	Flashlights manufacturer	Second lien senior secured loan ($27.3 par due 5/2026)	9.49% (Libor + 7.75%/M)	5/4/2018	27.1	27.1	(2)(13)
S Toys Holdings LLC (fka The Step2 Company, LLC) (5)	Toy manufacturer	Class B common units (126,278,000 units)		10/30/2014	—	0.2	(2)
		Common units (1,116,879 units)		4/1/2011	—	—
		Warrant to purchase up to 3,157,895 units		4/1/2010	—	—
					—	0.2
SHO Holding I Corporation	Manufacturer and distributor of slip resistant footwear	Second lien senior secured loan ($100.0 par due 4/2023)	10.43% (Libor + 8.50%/Q)	10/27/2015	98.9	85.0	(2)(13)
Shock Doctor, Inc. and Shock Doctor Holdings, LLC (4)(17)	Developer, marketer and distributor of sports protection equipment and accessories	First lien senior secured revolving loan ($1.9 par due 5/2024)	7.89% (Base Rate + 3.50%/M)	5/21/2019	1.9	1.9	(2)(13)
		First lien senior secured loan ($19.6 par due 5/2024)	6.71% (Libor + 4.75%/Q)	5/21/2019	19.5	19.6	(2)(13)
		Preferred units (14,591 units)	13.00% PIK	5/14/2019	1.6	1.6	(2)
		Class A preferred units (50,000 units)		3/14/2014	5.0	0.6	(2)
		Class C preferred units (50,000 units)		4/22/2015	5.0	0.6	(2)
					33.0	24.3
Simpson Performance Products, Inc.	Provider of motorsports safety equipment	First lien senior secured loan ($28.3 par due 2/2023)	8.20% (Libor + 6.26%/Q)	2/20/2015	28.3	28.3	(2)(13)
Singer Sewing Company, SVP-Singer Holdings, LLC and SVP-Singer Holdings LP (5)(17)	Manufacturer of consumer sewing machines	First lien senior secured revolving loan ($71.9 par due 3/2023)	11.10% (Libor + 9.00%/Q)	7/26/2017	71.9	71.9	(2)(13)(16)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($193.3 par due 3/2023)	5.00% (Libor + 3.09%/Q)	7/26/2017	174.6	158.3	(2)(13)
		Class A common units (6,500,000 units)		7/26/2017	—	—	(2)
					246.5	230.2
Totes Isotoner Corporation and Totes Ultimate Holdco, Inc. (4)	Designer, marketer, and distributor of rain and cold weather products	First lien senior secured loan ($2.2 par due 12/2024)	7.79% (Libor + 6.00%/Q)	12/23/2019	2.2	2.2	(2)(13)
		First lien senior secured loan ($1.6 par due 6/2024)	5.79% (Libor + 4.00%/M)	12/23/2019	1.6	1.6	(2)(13)
		Common stock (861,000 shares)		12/23/2019	6.0	6.0	(2)
					9.8	9.8
Varsity Brands Holding Co., Inc. and BCPE Hercules Holdings, LP	Leading manufacturer and distributor of textiles, apparel & luxury goods	Second lien senior secured loan ($21.1 par due 12/2025)	10.05% (Libor + 8.25%/M)	7/30/2018	21.1	21.1	(2)(13)
		Second lien senior secured loan ($122.7 par due 12/2025)	10.05% (Libor + 8.25%/M)	12/15/2017	122.7	122.7	(2)(13)
		Class A units (1,400 units)		7/30/2018	1.4	1.2	(2)
					145.2	145.0
					922.6	862.3		11.55%

Diversified Financials
Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($23.8 par due 8/2022)	11.44% (Libor + 9.75%/M)	5/10/2012	23.8	23.8	(2)(13)
DFC Global Facility Borrower III LLC (17)	Non-bank provider of alternative financial services	First lien senior secured revolving loan ($120.8 par due 9/2024)	12.44% (Libor + 10.75%/M)	8/9/2019	120.8	120.2	(2)(6)(13)
Financial Asset Management Systems, Inc. and FAMS Holdings, Inc. (4)	Debt collection services provider	Common stock (180 shares)		1/11/2017	—	—	(2)
Green Street Parent, LLC and Green Street Intermediate Holdings, LLC (17)	Provider of REIT research data and analytics	First lien senior secured loan ($3.5 par due 8/2026)	7.05% (Libor + 5.25%/M)	8/27/2019	3.5	3.5	(2)
Ivy Hill Asset Management, L.P. (5)	Asset management services	Member interest (100.00% interest)		6/15/2009	444.0	520.7	(6)
Javlin Three LLC, Javlin Four LLC, and Javlin Five LLC	Asset-backed financial services company	First lien senior secured loan ($16.0 par due 6/2017)		6/24/2014	13.4	3.4	(2)(6)(12)
Joyce Lane Capital LLC and Joyce Lane Financing SPV LLC (fka Ciena Capital LLC) (5)(17)	Specialty finance company	First lien senior secured loan ($0.6 par due 12/2022)	5.95% (Libor + 4.00%/Q)	12/27/2018	0.6	0.6	(2)(6)
		Equity interests		11/29/2010	12.7	2.9	(2)(6)
					13.3	3.5
LS DE LLC and LM LSQ Investors LLC	Asset based lender	Senior subordinated loan ($37.0 par due 3/2024)	10.50%	6/25/2015	37.0	37.0	(2)(6)
		Senior subordinated loan ($3.0 par due 6/2021)	10.50%	6/15/2017	3.0	3.0	(2)(6)
		Membership units (3,275,000 units)		6/25/2015	3.3	4.9	(6)
					43.3	44.9
Rialto Management Group, LLC (17)	Investment and asset management platform focused on real estate	First lien senior secured revolving loan	—	11/30/2018	—	—	(6)(15)
		First lien senior secured loan ($0.9 par due 12/2024)	6.30% (Libor + 4.50%/M)	11/30/2018	0.9	0.9	(2)(6)
					0.9	0.9
TA/WEG Holdings, LLC (17)	Wealth management and financial planning firm	First lien senior secured revolving loan ($0.2 par due 10/2025)	7.77% (Libor + 6.00%/M)	10/2/2019	0.2	0.2	(2)
		First lien senior secured loan ($9.5 par due 10/2025)	7.69% (Libor + 6.00%/M)	10/2/2019	9.5	9.4	(2)
					9.7	9.6
The Ultimus Group Midco, LLC, The Ultimus Group, LLC, and The Ultimus Group Aggregator, LP (17)	Provider of asset-servicing capabilities for fund managers	First lien senior secured revolving loan ($1.9 par due 2/2024)	8.25% (Base Rate + 3.50%/Q)	2/1/2019	1.9	1.8	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($38.6 par due 2/2026)	6.30% (Libor + 4.50%/M)	2/1/2019	38.6	37.8	(2)(13)
		Class A units (1,443 units)	8.00% PIK	2/1/2019	1.5	1.5	(2)
		Class A units (245 units)		2/1/2019	0.2	—
		Class B units (2,167,424 units)		2/1/2019	—	—	(2)
		Class B units (245,194 units)		2/1/2019	—	—
					42.2	41.1
					714.9	771.6		10.33%
Automobiles & Components
Dent Wizard International Corporation and DWH Equity Investors, L.P.	Automotive reconditioning services	Second lien senior secured loan ($45.0 par due 10/2022)	9.80% (Libor + 8.00%/M)	4/7/2015	45.0	45.0	(2)(13)
		Class A common stock (10,000 shares)		4/7/2015	0.1	0.7	(2)
		Class B common stock (20,000 shares)		4/7/2015	0.2	1.4	(2)
					45.3	47.1
Eckler Industries, Inc. and Eckler Purchaser LLC (5)(17)	Restoration parts and accessories provider for classic automobiles	First lien senior secured revolving loan ($5.2 par due 5/2022)	12.00% PIK	7/12/2012	5.2	4.4	(2)
		First lien senior secured loan ($20.6 par due 5/2022)	12.00% PIK	7/12/2012	20.6	17.5	(2)
		Class A common units (67,972 units)		7/12/2012	16.4	—	(2)
					42.2	21.9
GB Auto Service Holdings, LLC (17)	Automotive parts and repair services retailer	First lien senior secured revolving loan ($3.0 par due 10/2024)	8.22% (Libor + 6.50%/M)	10/19/2018	3.0	3.0	(2)(13)
		First lien senior secured loan ($22.2 par due 10/2024)	8.30% (Libor + 6.50%/M)	10/19/2018	22.2	21.9	(2)(13)
		First lien senior secured loan ($27.2 par due 10/2024)	8.30% (Libor + 6.50%/M)	10/19/2018	27.2	26.9	(2)(13)
		Common units (4,084,227 units)		10/19/2018	5.2	5.5	(2)
					57.6	57.3
Mac Lean-Fogg Company and MacLean-Fogg Holdings, L.L.C. (17)	Manufacturer and supplier for the power utility and automotive markets worldwide	First lien senior secured revolving loan ($0.0 par due 12/2023)	4.78% (Libor + 2.50%/Q)	12/21/2018	—	—	(2)
		First lien senior secured loan ($154.5 par due 12/2025)	6.80% (Libor + 5.00%/M)	12/21/2018	153.9	153.0	(2)
		First lien senior secured loan ($11.6 par due 12/2025)	6.80% (Libor + 5.00%/M)	12/21/2018	11.6	11.5	(2)
		Preferred units (59,453 units)	4.50% Cash, 9.25% PIK	10/9/2015	69.6	69.6
					235.1	234.1
Mavis Tire Express Services Corp. and Mavis Tire Express Services TopCo, L.P. (17)	Auto parts retailer	Second lien senior secured loan ($153.9 par due 3/2026)	9.29% (Libor + 7.50%/M)	3/20/2018	152.0	152.4	(2)(13)
		Second lien senior secured loan ($1.4 par due 3/2026)	9.29% (Libor + 7.50%/M)	3/20/2018	1.4	1.4	(2)(13)
		Class A units (12,400,000 units)		3/20/2018	12.4	11.8	(2)
					165.8	165.6
SK SPV IV, LLC	Collision repair site operator	Series A common stock (12,500 units)		8/18/2014	0.6	1.5	(2)
		Series B common stock (12,500 units)		8/18/2014	0.6	1.5	(2)
					1.2	3.0
Wand Newco 3, Inc. (dba Caliber Collision)	Collision repair company	Second lien senior secured loan ($180.2 par due 2/2027)	8.96% (Libor + 7.25%/M)	2/5/2019	177.4	180.2	(2)
					724.6	709.2		9.50%
Capital Goods
AEP Holdings, Inc. and Arrowhead Holdco Company	Distributor of non-discretionary, mission-critical aftermarket replacement parts	First lien senior secured loan ($26.6 par due 8/2021)	7.91% (Libor + 6.00%/Q)	6/28/2018	27.2	25.3	(2)(13)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Common stock (3,467 shares)		8/31/2015	3.5	2.4	(2)
					30.7	27.7
Cadence Aerospace, LLC (17)	Aerospace precision components manufacturer	First lien senior secured revolving loan ($5.0 par due 11/2022)	9.90% (Base Rate + 5.50%/Q)	11/14/2017	5.0	4.9	(2)(13)(16)
		First lien senior secured loan ($31.9 par due 11/2023)	8.43% (Libor + 6.50%/Q)	11/14/2017	31.6	31.9	(2)(13)
		First lien senior secured loan ($12.1 par due 11/2023)	8.43% (Libor + 6.50%/Q)	10/31/2019	12.1	12.1	(2)(13)
		First lien senior secured loan ($9.9 par due 11/2023)	8.43% (Libor + 6.50%/Q)	7/5/2018	9.9	9.9	(2)(13)
					58.6	58.8
Creation Holdings Inc. (17)	Manufacturer of electrical systems	First lien senior secured revolving loan	—	8/15/2019	—	—	(6)(15)
		First lien senior secured loan ($35.8 par due 8/2025)	7.50% (Libor + 5.75%/Q)	8/15/2019	35.5	35.4	(2)(6)(13)
					35.5	35.4
DFS Holding Company, Inc.	Distributor of maintenance, repair, and operations parts, supplies, and equipment to the foodservice industry	First lien senior secured loan ($177.4 par due 2/2022)	7.55% (Libor + 5.75%/M)	7/26/2017	177.4	175.6	(2)(13)
		First lien senior secured loan ($4.6 par due 3/2022)	7.55% (Libor + 5.75%/M)	3/1/2017	4.6	4.5	(2)(13)
					182.0	180.1
ESCP PPG Holdings, LLC (4)	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	Class A units (3,500,000 units)		12/14/2016	3.5	2.9	(2)
Flow Control Solutions, Inc. (17)	Distributor and manufacturer of flow control systems components	First lien senior secured loan ($10.9 par due 11/2024)	7.20% (Libor + 5.25%/Q)	11/21/2018	10.9	10.9	(2)(13)
Harvey Tool Company, LLC (17)	Manufacturer of cutting tools used in the metalworking industry	First lien senior secured revolving loan	—	10/12/2017	—	—	(15)
		First lien senior secured loan ($30.3 par due 10/2024)	6.70% (Libor + 4.75%/Q)	10/12/2017	30.3	30.3	(2)(13)
		Second lien senior secured loan ($43.7 par due 10/2025)	10.50% (Libor + 8.50%/Q)	10/12/2017	43.7	43.7	(2)(13)
					74.0	74.0
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation (5)	Provider of high-speed intelligent document scanning hardware and software	Senior subordinated loan ($8.3 par due 6/2022)	14.00%	1/3/2017	8.2	8.3	(2)
		Senior subordinated loan ($8.3 par due 6/2022)	14.00%	1/3/2017	8.2	8.3	(2)
		Series A preferred stock (66,424,135 shares)		1/3/2017	—	17.7
		Class A common stock (33,173 shares)		1/3/2017	—	—
		Class B common stock (134,214 shares)		1/3/2017	—	0.2
					16.4	34.5
Kene Acquisition, Inc. and Kene Holdings, L.P. (17)	National utility services firm providing engineering and consulting services to natural gas, electric power and other energy and industrial end markets	First lien senior secured revolving loan	—	8/8/2019	—	—	(15)
		First lien senior secured loan ($59.8 par due 8/2026)	6.05% (Libor + 4.25%/M)	8/8/2019	59.8	59.2	(2)(13)
		First lien senior secured loan ($2.9 par due 8/2026)	6.05% (Libor + 4.25%/M)	8/8/2019	2.9	2.8	(2)(13)
		Class A units (4,549,000 units)		8/8/2019	4.5	5.3	(2)
					67.2	67.3
LTG Acquisition, Inc.	Designer and manufacturer of display, lighting and passenger communication systems for mass transportation markets	Class A membership units (5,000 units)		1/3/2017	5.1	2.3
MB Aerospace Holdings II Corp.	Aerospace engine components manufacturer	Second lien senior secured loan ($23.6 par due 1/2026)	10.95% (Libor + 9.00%/Q)	5/28/2019	23.6	23.2	(2)(13)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Second lien senior secured loan ($68.4 par due 1/2026)	10.95% (Libor + 9.00%/Q)	1/22/2018	68.4	67.0	(2)(13)
					92.0	90.2
Radius Aerospace, Inc. and Radius Aerospace Europe Limited (17)	Metal fabricator in the aerospace industry	First lien senior secured revolving loan ($0.2 par due 3/2025)	7.65% (Libor + 5.75%/Q)	3/29/2019	0.2	0.2	(2)(13)
		First lien senior secured loan ($8.9 par due 3/2025)	7.71% (Libor + 5.75%/Q)	3/29/2019	8.9	8.8	(2)(13)
		First lien senior secured loan ($5.7 par due 3/2025)	7.70% (Libor + 5.75%/Q)	11/14/2019	5.7	5.6	(2)(6)(13)
					14.8	14.6
Saw Mill PCG Partners LLC	Manufacturer of metal precision engineered components	Common units (1,000 units)		1/30/2007	1.0	—	(2)
Sunk Rock Foundry Partners LP, Hatteras Electrical Manufacturing Holding Company and Sigma Electric Manufacturing Corporation (17)	Manufacturer of metal castings, precision machined components and sub-assemblies in the electrical products, power transmission and distribution and general industrial markets	First lien senior secured revolving loan ($3.7 par due 10/2022)	6.52% (Libor + 4.75%/M)	10/31/2017	3.7	3.7	(2)(13)(16)
					595.4	602.4		8.07%
Energy
Birch Permian, LLC (17)	Operator of private exploration oil and production company	Second lien senior secured loan ($66.1 par due 4/2023)	10.34% (Libor + 8.00%/Q)	4/12/2019	65.6	65.5	(2)(13)
		Second lien senior secured loan ($7.4 par due 4/2023)	9.99% (Libor + 8.00%/Q)	4/12/2019	7.3	7.3	(2)(13)
					72.9	72.8
Cheyenne Petroleum Company Limited Partnership, CPC 2001 LLC and Mill Shoals LLC	Private oil exploration and production company	Second lien senior secured loan ($63.1 par due 1/2024)	10.45% (Libor + 8.50%/Q)	7/10/2019	63.1	62.5	(2)(13)
Joule Unlimited Technologies, Inc. and Stichting Joule Global Foundation	Renewable fuel and chemical production developer	First lien senior secured loan ($7.8 par due 10/2018)		3/31/2015	5.8	—	(2)(12)
		Warrant to purchase up to 32,051 shares of Series C-2 preferred stock (expires 7/2023)		7/25/2013	—	—	(2)(6)
					5.8	—
Murchison Oil and Gas, LLC and Murchison Holdings, LLC	Exploration and production company	First lien senior secured loan ($18.3 par due 10/2023)	11.00% (Libor + 9.00%/Q)	9/19/2019	18.2	18.3	(2)(13)
		First lien senior secured loan ($38.3 par due 10/2023)	10.00% (Libor + 8.00%/Q)	9/19/2019	38.3	38.3	(2)(13)
		Preferred units (21,667 units)	8.00% PIK	10/26/2018	23.5	23.5
					80.0	80.1
Penn Virginia Holding Corp.	Exploration and production company	Second lien senior secured loan ($90.1 par due 9/2022)	8.81% (Libor + 7.00%/M)	9/28/2017	90.1	90.1	(2)(6)(13)
Sundance Energy, Inc.	Oil and gas producer	Second lien senior secured loan ($60.7 par due 4/2023)	9.95% (Libor + 8.00%/Q)	4/23/2018	59.9	60.1	(2)(13)
VPROP Operating, LLC and Vista Proppants and Logistics, LLC	Sand-based proppant producer and distributor to the oil and natural gas industry	First lien senior secured loan ($90.8 par due 8/2021)		3/1/2017	87.5	65.3	(2)(12)
		First lien senior secured loan ($28.3 par due 8/2021)		8/1/2017	27.2	20.4	(2)(12)
		First lien senior secured loan ($35.3 par due 8/2021)		11/9/2017	34.0	25.4	(2)(12)
		Common units (997,864 units)		11/9/2017	9.7	—	(2)
					158.4	111.1
					530.2	476.7		6.38%
Insurance Services
Achilles Acquisition LLC (17)	Benefits broker and outsourced workflow automation platform provider for brokers	First lien senior secured revolving loan ($5.7 par due 10/2023)	7.75% (Base Rate + 3.00%/Q)	10/11/2018	5.2	5.7	(2)
		First lien senior secured loan ($8.3 par due 10/2025)	5.81% (Libor + 4.00%/M)	10/11/2018	8.3	8.3	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($10.6 par due 10/2025)	5.81% (Libor + 4.00%/M)	10/11/2018	10.6	10.6	(2)
					24.1	24.6
Alera Group Intermediate Holdings, Inc.	Insurance service provider	Second lien senior secured loan ($26.2 par due 3/2026)	10.30% (Libor + 8.50%/M)	3/5/2019	26.2	26.2	(2)
		Second lien senior secured loan ($24.4 par due 3/2026)	10.30% (Libor + 8.50%/M)	3/5/2019	24.4	24.4	(2)
					50.6	50.6
Amynta Agency Borrower Inc. and Amynta Warranty Borrower Inc.	Insurance service provider	First lien senior secured loan ($13.4 par due 2/2025)	6.30% (Libor + 4.50%/M)	12/21/2018	13.4	12.6	(2)
AQ Sunshine, Inc. (17)	Specialized insurance broker	First lien senior secured revolving loan ($0.1 par due 4/2024)	7.44% (Libor + 5.50%/Q)	4/15/2019	0.1	0.1	(2)(13)(16)
		First lien senior secured loan ($7.9 par due 4/2025)	7.42% (Libor + 5.50%/Q)	4/15/2019	7.9	7.8	(2)(13)
					8.0	7.9
Foundation Risk Partners, Corp. (17)	Full service independent insurance agency	First lien senior secured revolving loan ($4.2 par due 11/2023)	6.55% (Libor + 4.75%/M)	11/10/2017	4.2	4.2	(2)(13)
		First lien senior secured loan ($11.2 par due 11/2023)	6.70% (Libor + 4.75%/Q)	5/1/2019	11.2	11.2	(2)(13)
		First lien senior secured loan ($22.1 par due 11/2023)	6.70% (Libor + 4.75%/Q)	11/10/2017	22.1	22.1	(2)(13)
		Second lien senior secured loan ($19.1 par due 11/2024)	10.45% (Libor + 8.50%/Q)	8/9/2018	19.1	19.1	(2)(13)
		Second lien senior secured loan ($21.7 par due 11/2024)	10.45% (Libor + 8.50%/Q)	8/9/2018	21.7	21.7	(2)(13)
		Second lien senior secured loan ($16.1 par due 11/2024)	10.45% (Libor + 8.50%/Q)	5/1/2019	16.1	16.1	(2)(13)
		Second lien senior secured loan ($27.5 par due 11/2024)	10.45% (Libor + 8.50%/Q)	11/10/2017	27.5	27.5	(2)(13)
					121.9	121.9
K2 Insurance Services, LLC and K2 Holdco LP (17)	Specialty insurance and managing general agency	First lien senior secured revolving loan	—	7/1/2019	—	—	(15)
		First lien senior secured loan ($60.9 par due 7/2024)	7.21% (Libor + 5.00%/Q)	7/1/2019	60.9	60.3	(2)(13)
		Common equity (799,000 units)		7/1/2019	0.8	0.8	(2)
					61.7	61.1
NSM Insurance Group, LLC	Insurance program administrator	First lien senior secured loan ($13.0 par due 5/2024)	6.30% (Libor + 4.50%/M)	5/11/2018	13.0	13.0	(2)(13)
RSC Acquisition, Inc. and RSC Insurance Brokerage, Inc. (17)	Insurance broker	First lien senior secured loan ($42.6 par due 10/2026)	7.41% (Libor + 5.50%/Q)	11/1/2019	42.6	42.2	(2)(13)
		First lien senior secured loan ($2.6 par due 10/2026)	7.45% (Libor + 5.50%/Q)	11/1/2019	2.6	2.5	(2)(13)
					45.2	44.7
SCM Insurance Services Inc. (17)	Provider of claims management, claims investigation & support and risk management solutions for the Canadian property and casualty insurance industry	First lien senior secured revolving loan ($3.9 par due 8/2022)	7.95% (CAD Base Rate + 4.00%/Q)	8/29/2017	3.8	3.7	(2)(6)
		First lien senior secured loan ($20.3 par due 8/2024)	7.06% (CIBOR + 5.00%/M)	8/29/2017	21.0	19.5	(2)(6)(13)
		Second lien senior secured loan ($58.4 par due 3/2025)	11.06% (CIBOR + 9.00%/M)	8/29/2017	60.5	54.9	(2)(6)
					85.3	78.1
SelectQuote, Inc.	Direct to consumer insurance distribution platform	First lien senior secured loan ($17.8 par due 11/2024)	7.70% (Libor + 6.00%/Q)	11/5/2019	17.8	17.6	(2)(13)
THG Acquisition, LLC (17)	Multi-line insurance broker	First lien senior secured revolving loan	—	12/2/2019	—	—	(15)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($35.7 par due 12/2026)	7.70% (Libor + 5.75%/Q)	12/2/2019	35.7	35.4	(2)(13)
					35.7	35.4
					476.7	467.5		6.26%
Food & Beverage
American Seafoods Group LLC and American Seafoods Partners LLC	Harvester and processor of seafood	Class A units (77,922 units)		8/19/2015	0.1	0.2	(2)
		Warrant to purchase up to 7,422,078 Class A units (expires 8/2035)		8/19/2015	7.4	23.4	(2)
					7.5	23.6
Bragg Live Food Products, LLC and SPC Investment Co., L.P. (4)(17)	Health food company	First lien senior secured loan ($32.4 par due 3/2024)	7.70% (Libor + 5.75%/Q)	3/11/2019	32.4	32.1	(2)(13)
		Common units (14,850 units)		3/11/2019	14.9	11.6	(2)
					47.3	43.7
CHG PPC Parent LLC	Diversified food products manufacturer	Second lien senior secured loan ($60.5 par due 3/2026)	9.30% (Libor + 7.50%/M)	3/30/2018	60.5	60.5	(2)
		Second lien senior secured loan ($34.1 par due 3/2026)	9.55% (Libor + 7.75%/M)	1/31/2019	34.1	34.1	(2)
					94.6	94.6
Ferraro Fine Foods Corp. and Italian Fine Foods Holdings L.P. (17)	Specialty Italian food distributor	First lien senior secured loan ($9.3 par due 5/2024)	6.20% (Libor + 4.25%/Q)	5/9/2018	9.3	9.3	(2)(13)
		First lien senior secured loan ($0.7 par due 5/2024)	6.20% (Libor + 4.25%/Q)	12/7/2018	0.7	0.7	(2)(13)
		First lien senior secured loan ($2.9 par due 5/2024)	6.20% (Libor + 4.25%/Q)	5/10/2019	2.9	2.9	(2)(13)
		Class A common units (2,724,000 units)		5/9/2018	2.7	3.9	(2)
					15.6	16.8
Gehl Foods, LLC and GF Parent LLC	Producer of low-acid, aseptic food and beverage products	Class A preferred units (2,940 units)		5/13/2015	2.9	—	(2)
		Class A common units (60,000 units)		5/13/2015	0.1	—	(2)
		Class B common units (0.26 units)		5/13/2015	—	—	(2)
					3.0	—
Hometown Food Company (17)	Food distributor	First lien senior secured revolving loan	—	8/31/2018	—	—	(15)
		First lien senior secured loan ($9.0 par due 8/2023)	6.80% (Libor + 5.00%/M)	8/31/2018	8.8	9.0	(2)(13)
					8.8	9.0
KC Culinarte Intermediate, LLC	Manufacturer of fresh refrigerated and frozen food products	Second lien senior secured loan ($35.7 par due 8/2026)	9.55% (Libor + 7.75%/M)	8/24/2018	35.7	35.3	(2)(13)
NECCO Holdings, Inc. and New England Confectionery Company, Inc. (5)(17)	Producer and supplier of candy	First lien senior secured revolving loan ($19.9 par due 1/2018)		1/3/2017	7.9	2.9	(12)
		First lien senior secured loan ($11.6 par due 11/2021)		1/3/2017	0.9	1.6	(12)
		First lien senior secured loan ($0.7 par due 11/2018)		11/20/2017	0.7	0.1	(12)
		First lien senior secured loan ($2.2 par due 8/2018)		11/20/2017	2.1	—	(12)
		Common stock (860,189 shares)		1/3/2017	0.2	—
					11.8	4.6
RF HP SCF Investor, LLC	Branded specialty food company	Membership interest (10.08% interest)		12/22/2016	12.5	18.2	(2)(6)
Sovos Brands Intermediate, Inc. (17)	Food and beverage platform	First lien senior secured loan ($6.8 par due 11/2025)	6.80% (Libor + 5.00%/M)	11/20/2018	6.8	6.8	(2)
Teasdale Foods, Inc. and Familia Group Holdings Inc. (17)	Provider of beans, sauces and hominy to the retail, foodservice and wholesale channels	First lien senior secured revolving loan ($0.1 par due 10/2020)	7.69% (Libor + 5.75%/M)	6/30/2017	0.1	0.1	(2)(13)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($0.5 par due 10/2020)	7.70% (Libor + 5.75%/Q)	6/26/2018	0.5	0.5	(2)(13)
		Second lien senior secured loan ($62.0 par due 10/2022)	11.93% PIK (Libor + 10.00%/Q)	1/3/2017	62.0	51.5	(2)(13)
		Second lien senior secured loan ($35.6 par due 10/2022)	11.93% PIK (Libor + 10.00%/Q)	1/3/2017	35.6	29.5	(2)(13)
		Warrant to purchase up to 57,827 shares of common stock (expires 2/2034)		2/4/2019	—	—	(2)
					98.2	81.6
					341.8	334.2		4.48%
Retailing
Atlas Intermediate III, L.L.C. (17)	Specialty chemicals distributor	First lien senior secured loan ($9.0 par due 4/2025)	7.41% (Libor + 5.50%/Q)	4/29/2019	9.0	8.9	(2)(13)
Blue Angel Buyer 1, LLC and Blue Angel Holdco, LLC (4)(17)	Distributor of OEM appliance aftermarket parts	First lien senior secured loan ($1.4 par due 1/2025)	5.80% (Libor + 4.00%/M)	1/2/2019	1.4	1.4	(2)(13)
		Class A preferred units (46,359 units)	8.00% PIK	1/2/2019	10.3	10.3	(2)
					11.7	11.7
Chariot Acquisition, LLC (17)	Manufacturer of aftermarket golf cart parts and accessories	First lien senior secured loan ($26.7 par due 9/2021)	8.44% (Libor + 6.50%/Q)	1/3/2017	26.6	26.4	(2)(13)
Display Holding Company, Inc., Saldon Holdings, Inc. and Fastsigns Holdings Inc. (17)	Provider of visual communications solutions	First lien senior secured loan ($16.3 par due 3/2025)	7.45% (Libor + 5.65%/M)	3/13/2019	16.3	16.3	(2)(13)
		First lien senior secured loan ($2.6 par due 3/2025)	7.45% (Libor + 5.65%/M)	8/27/2019	2.6	2.6	(2)(13)
		Common units (600 units)		3/13/2019	0.6	0.8	(2)
					19.5	19.7
KHC Holdings, Inc. and Kele Holdco, Inc. (17)	Catalog-based distribution services provider for building automation systems	First lien senior secured revolving loan ($3.3 par due 10/2021)	6.05% (Libor + 4.25%/M)	1/3/2017	3.3	3.3	(2)(13)
		First lien senior secured loan ($45.5 par due 10/2022)	7.95% (Libor + 6.00%/Q)	1/3/2017	45.5	45.5	(2)(13)
		Common stock (30,000 shares)		1/3/2017	3.1	4.5
					51.9	53.3
McKenzie Creative Brands, LLC (17)	Designer, manufacturer and distributor of hunting-related supplies	First lien senior secured revolving loan ($1.7 par due 9/2023)	5.82% (Libor + 3.75%/Q)	9/18/2014	1.7	1.7	(2)(13)
		First lien senior secured loan ($84.5 par due 9/2023)	7.95% (Libor + 5.75%/Q)	9/18/2014	84.5	83.7	(2)(8)(13)
		First lien senior secured loan ($5.5 par due 9/2023)	7.95% (Libor + 5.75%/Q)	9/18/2014	5.5	5.4	(2)(13)
					91.7	90.8
Paper Source, Inc. and Pine Holdings, Inc.	Retailer of fine and artisanal paper products	Class A common stock (36,364 shares)		9/23/2013	6.0	1.3	(2)
Reddy Ice LLC (17)	Packaged ice manufacturer and distributor	First lien senior secured revolving loan	—	7/1/2019	—	—	(15)
		First lien senior secured loan ($57.7 par due 7/2025)	7.60% (Libor + 5.50%/M)	7/1/2019	57.7	57.1	(2)(13)
					57.7	57.1
					274.1	269.2		3.60%
Materials
Genomatica, Inc.	Developer of a biotechnology platform for the production of chemical products	Warrant to purchase 322,422 shares of Series D preferred stock (expires 3/2023)		3/28/2013	—	—	(2)
GS Pretium Holdings, Inc.	Manufacturer and supplier of high performance plastic containers	Common stock (500,000 shares)		6/2/2014	0.5	1.1	(2)
Halex Holdings, Inc. (5)	Manufacturer of flooring installation products	Common stock (51,853 shares)		1/3/2017	—	—
H-Food Holdings, LLC and Matterhorn Parent, LLC	Food contract manufacturer	First lien senior secured loan ($4.6 par due 5/2025)	5.80% (Libor + 4.00%/M)	11/25/2018	4.6	4.6	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Second lien senior secured loan ($73.0 par due 3/2026)	8.80% (Libor + 7.00%/M)	11/25/2018	73.0	72.3	(2)
		Common units (5,827 units)		11/25/2018	5.8	5.0
					83.4	81.9
IntraPac International LLC and IntraPac Canada Corporation (17)	Manufacturer of diversified packaging solutions and plastic injection molded products	First lien senior secured revolving loan ($7.7 par due 1/2025)	7.71% (Libor + 5.50%/Q)	1/11/2019	7.7	7.7	(2)
		First lien senior secured loan ($15.0 par due 1/2026)	7.45% (Libor + 5.50%/Q)	1/11/2019	15.0	14.9	(2)
		First lien senior secured loan ($21.6 par due 1/2026)	7.45% (Libor + 5.50%/Q)	1/11/2019	21.6	21.4	(2)(6)
					44.3	44.0
Nelipak Holding Company, Nelipak European Holdings Cooperatief U.A., KNPAK Holdings, LP and PAKNK Netherlands Treasury B.V. (17)	Manufacturer of thermoformed packaging for medical devices	First lien senior secured revolving loan ($0.2 par due 7/2024)	6.05% (Libor + 4.25%/M)	7/2/2019	0.2	0.2	(2)(13)
		First lien senior secured loan ($15.3 par due 7/2026)	6.05% (Libor + 4.25%/M)	7/2/2019	15.3	15.2	(2)(13)
		First lien senior secured loan ($4.6 par due 7/2026)	6.05% (Libor + 4.25%/M)	8/7/2019	4.6	4.5	(2)(13)
		First lien senior secured loan ($5.2 par due 7/2026)	4.50% (Euribor + 4.50%/M)	7/2/2019	5.2	5.1	(2)(6)
		First lien senior secured loan ($24.6 par due 7/2026)	4.50% (Euribor + 4.50%/M)	8/8/2019	24.5	24.3	(2)(6)
		Class A units (6,762,668 units)		7/2/2019	6.8	6.7	(2)
					56.6	56.0
Plaskolite PPC Intermediate II LLC and Plaskolite PPC Blocker LLC	Manufacturer of specialized acrylic and polycarbonate sheets	First lien senior secured loan ($12.3 par due 12/2025)	6.04% (Libor + 4.25%/M)	12/14/2018	12.1	11.8	(2)(13)
		Second lien senior secured loan ($55.7 par due 12/2026)	9.47% (Libor + 7.75%/M)	12/14/2018	55.7	53.2	(2)(13)
		Co-Invest units (5,969 units)		12/14/2018	0.6	0.5	(2)
					68.4	65.5
SCI PH Parent, Inc.	Industrial container manufacturer, reconditioner and servicer	Series B shares (11.4764 shares)		8/24/2018	1.1	2.9	(2)
TWH Infrastructure Industries, Inc. (17)	Manufacturer of engineered products used in the trenchless rehabilitation of wastewater infrastructure	First lien senior secured loan ($6.6 par due 4/2025)	7.45% (Libor + 5.50%/Q)	4/9/2019	6.6	6.5	(2)
					260.9	257.9		3.45%
Pharmaceuticals, Biotechnology & Life Sciences
Alcami Corporation and ACM Holdings I, LLC (17)	Outsourced drug development services provider	First lien senior secured revolving loan ($2.9 par due 7/2023)	5.53% (Libor + 3.75%/Q)	7/12/2018	2.9	2.9	(2)
		First lien senior secured loan ($29.8 par due 7/2025)	6.05% (Libor + 4.25%/M)	7/12/2018	29.7	28.3	(2)
		Second lien senior secured loan ($77.5 par due 7/2026)	9.80% (Libor + 8.00%/M)	7/12/2018	76.9	69.8	(2)
		Common units (3,269,900 units)		7/12/2018	32.7	18.8	(2)
					142.2	119.8
Consumer Health Parent LLC	Developer and marketer of over-the-counter cold remedy products	Preferred units (1,072 units)		12/15/2017	1.1	0.6	(2)
		Series A units (1,072 units)		12/15/2017	—	—	(2)
					1.1	0.6
NMC Skincare Intermediate Holdings II, LLC (17)	Developer, manufacturer and marketer of skincare products	First lien senior secured revolving loan ($4.5 par due 10/2024)	6.55% (Libor + 4.75%/M)	10/31/2018	4.5	4.5	(2)
		First lien senior secured loan ($24.6 par due 10/2024)	6.55% (Libor + 4.75%/M)	10/31/2018	24.6	24.6	(2)(13)
		First lien senior secured loan ($1.7 par due 10/2024)	6.55% (Libor + 4.75%/M)	10/31/2018	1.7	1.7	(2)(13)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					30.8	30.8
Nodality, Inc.	Biotechnology company	First lien senior secured loan ($14.9 par due 8/2019)		4/25/2014	9.7	—	(2)(12)
		First lien senior secured loan ($3.1 par due 8/2020)		11/12/2015	2.1	—	(2)(12)
		Warrant to purchase up to 3,736,255 shares of common stock (expires 3/2026)		5/1/2016	—	—	(2)
					11.8	—
TerSera Therapeutics LLC (17)	Acquirer and developer of specialty therapeutic pharmaceutical products	First lien senior secured loan ($5.2 par due 3/2023)	7.20% (Libor + 5.25%/Q)	5/3/2017	5.1	5.2	(2)(13)
		First lien senior secured loan ($2.1 par due 3/2023)	7.20% (Libor + 5.25%/Q)	9/27/2018	2.1	2.1	(2)(13)
		First lien senior secured loan ($1.8 par due 3/2023)	7.20% (Libor + 5.25%/Q)	4/1/2019	1.8	1.8	(2)(13)
					9.0	9.1
Vertice Pharma UK Parent Limited	Manufacturer and distributor of generic pharmaceutical products	Preferred shares (40,662 shares)	8.00% PIK	12/21/2015	0.3	0.4	(6)
					195.2	160.7		2.15%
Education
Excelligence Holdings Corp.	Developer, manufacturer and retailer of educational products	First lien senior secured loan ($9.1 par due 4/2023)	7.80% (Libor + 6.00%/M)	4/17/2017	9.1	7.5	(2)(13)
Flinn Scientific, Inc. and WCI-Quantum Holdings, Inc. (17)	Distributor of instructional products, services and resources	First lien senior secured loan ($30.6 par due 8/2023)	6.67% (Libor + 4.75%/Q)	7/26/2017	30.6	30.6	(2)(13)
		First lien senior secured loan ($1.2 par due 8/2023)	6.70% (Libor + 4.75%/Q)	8/31/2018	1.2	1.2	(2)(13)
		Series A preferred stock (1,272 shares)		10/24/2014	0.7	1.1	(2)
					32.5	32.9
Infilaw Holding, LLC (17)	Operator of for-profit law schools	First lien senior secured revolving loan ($5.0 par due 9/2022)		8/25/2011	4.2	—	(2)(12)(16)
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	Private school operator	First lien senior secured loan ($4.1 par due 10/2021)	10.93% (Libor + 9.00%/Q)	10/31/2015	4.1	4.1	(2)(13)
		Senior preferred series A-1 shares (163,902 shares)		10/31/2015	119.4	39.1	(2)
		Series B preferred stock (348,615 shares)		8/5/2010	1.0	—	(2)
		Series B preferred stock (1,401,385 shares)		8/5/2010	4.0	—	(2)
		Series C preferred stock (517,942 shares)		6/7/2010	0.1	—	(2)
		Series C preferred stock (1,994,644 shares)		6/7/2010	0.5	—	(2)
		Common stock (4 shares)		6/7/2010	—	—	(2)
		Common stock (16 shares)		6/7/2010	—	—	(2)
					129.1	43.2
PIH Corporation and Primrose Holding Corporation (4)	Franchisor of education-based early childhood centers	Common stock (7,227 shares)		1/3/2017	4.6	18.8
R3 Education Inc., Equinox EIC Partners LLC and Sierra Education Finance Corp.	Medical school operator	Common membership interest (15.76% interest)		9/21/2007	15.8	15.1	(2)
		Warrant to purchase up to 27,890 shares (expires 3/2020)		12/8/2009	—	8.2	(2)
					15.8	23.3
					195.3	125.7		1.68%
Household & Personal Products
Plantation Products, LLC, Seed Holdings, Inc. and Flora Parent, Inc.	Provider of branded lawn and garden products	Second lien senior secured loan ($66.0 par due 5/2023)	8.88% (Libor + 6.95%/Q)	12/23/2014	65.9	66.0	(2)(13)
		Common stock (30,000 shares)		12/23/2014	3.0	4.4	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					68.9	70.4
Rug Doctor, LLC and RD Holdco Inc. (5)	Manufacturer and marketer of carpet cleaning machines	Second lien senior secured loan ($16.9 par due 5/2023)	11.54% (Libor + 9.75%/M)	1/3/2017	16.9	16.9	(2)(13)
		Common stock (458,596 shares)		1/3/2017	14.0	5.1
		Warrant to purchase up to 56,372 shares of common stock (expires 12/2023)		1/3/2017	—	—
					30.9	22.0
Woodstream Group, Inc. and Woodstream Corporation	Manufacturer of natural solution pest and animal control products	First lien senior secured loan ($11.8 par due 5/2022)	8.04% (Libor + 6.25%/M)	6/21/2017	11.8	11.8	(2)(13)
		First lien senior secured loan ($4.7 par due 5/2022)	8.00% (Libor + 6.25%/Q)	6/21/2017	4.7	4.7	(2)(13)
					16.5	16.5
					116.3	108.9		1.46%
Media & Entertainment
CMW Parent LLC (fka Black Arrow, Inc.)	Multiplatform media firm	Series A units (32 units)		9/11/2015	—	—	(2)
Production Resource Group, L.L.C.	Provider of rental equipment, labor, production management, scenery, and other products to various entertainment end-markets	First lien senior secured loan ($101.0 par due 8/2024)	8.90% (Libor + 7.00%/Q)	8/21/2018	101.0	90.9	(2)(13)
The Teaching Company Holdings, Inc.	Education publications provider	Preferred stock (10,663 shares)		9/29/2006	1.1	—	(2)
		Common stock (15,393 shares)		9/29/2006	—	—	(2)
					1.1	—
					102.1	90.9		1.22%
Technology Hardware & Equipment
Everspin Technologies, Inc.	Designer and manufacturer of computer memory solutions	Warrant to purchase up to 18,461 shares of common stock (expires 10/2026)		10/7/2016	0.4	—	(2)(20)
DRB Holdings, LLC (17)	Provider of integrated technology solutions to car wash operators	First lien senior secured loan ($23.5 par due 10/2023)	7.92% (Libor + 6.00%/Q)	10/6/2017	23.5	23.2	(2)(13)
Infinite Electronics International, Inc. (17)	Manufacturer and distributor of radio frequency and microwave electronic components	First lien senior secured revolving loan	—	7/2/2018	—	—	(15)
		First lien senior secured loan ($13.3 par due 7/2025)	5.80% (Libor + 4.00%/M)	7/2/2018	13.3	13.0	(2)
					13.3	13.0
Ioxus, Inc. (4)(17)	Manufacturer of energy storage devices	First lien senior secured revolving loan ($0.4 par due 1/2020)		12/24/2019	0.4	0.2	(2)(12)
		First lien senior secured loan ($6.2 par due 12/2019)		4/29/2014	6.2	3.9	(2)(12)
		Series CC preferred stock (1,683,265 shares)		9/7/2017	0.7	—	(2)
		Warrant to purchase up to 30,256 shares of Series BB preferred stock (expires 8/2026)		8/24/2016	—	—	(2)
		Warrant to purchase up to 8,416,326 shares of Series CC preferred stock (expires 1/2027)		1/27/2017	—	—	(2)
		Warrant to purchase up to 75,968 shares of common stock (expires 1/2026)		1/28/2016	—	—	(2)
					7.3	4.1
Micromeritics Instrument Corp. (17)	Scientific instrument manufacturer	First lien senior secured revolving loan ($2.7 par due 12/2025)	6.74% (Libor + 5.00%/Q)	12/18/2019	2.7	2.7	(2)(13)
		First lien senior secured loan ($32.7 par due 12/2025)	6.74% (Libor + 5.00%/Q)	12/18/2019	32.7	32.4	(2)(13)
					35.4	35.1
					79.9	75.4		1.01%

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Food & Staples Retailing
Edward Don & Company, LLC and VCP-EDC Co-Invest, LLC	Distributor of foodservice equipment and supplies	Membership units (2,970,000 units)		6/9/2017	3.0	2.9
FS Squared Holding Corp. and FS Squared, LLC (17)	Provider of on-site vending and micro market solutions	First lien senior secured revolving loan ($1.0 par due 3/2024)	7.06% (Libor + 5.25%/Q)	3/28/2019	1.0	1.0	(2)(16)
		First lien senior secured loan ($4.3 par due 3/2025)	7.05% (Libor + 5.25%/M)	3/28/2019	4.3	4.3	(2)
		First lien senior secured loan ($0.1 par due 3/2025)	7.05% (Libor + 5.25%/M)	3/28/2019	0.1	0.1	(2)
		Class A units (99,500 units)		3/28/2019	10.0	12.4	(2)
					15.4	17.8
JWC/KI Holdings, LLC	Foodservice sales and marketing agency	Membership units (5,000 units)		11/16/2015	5.0	7.1	(2)
SFE Intermediate Holdco LLC (17)	Provider of outsourced foodservice to K-12 school districts	First lien senior secured loan ($10.7 par due 7/2024)	6.64% (Libor + 4.75%/Q)	9/5/2018	10.7	10.7	(2)(13)
		First lien senior secured loan ($6.6 par due 7/2024)	6.68% (Libor + 4.75%/Q)	7/31/2017	6.6	6.6	(2)(13)
					17.3	17.3
					40.7	45.1		0.60%
Telecommunication Services
Emergency Communications Network, LLC (17)	Provider of mission critical emergency mass notification solutions	First lien senior secured revolving loan ($6.5 par due 6/2022)	8.47% (Libor + 6.25%/Q)	6/1/2017	6.5	5.7	(2)(13)
		First lien senior secured loan ($44.4 par due 6/2023)	8.14% (Libor + 6.25%/Q)	6/1/2017	44.2	38.7	(2)(13)
					50.7	44.4
					50.7	44.4		0.59%
Real Estate
BW Landco LLC (5)	Real estate developer	Membership interest (100%)		7/5/2019	19.9	25.2
NECCO Realty Investments LLC (5)	Real estate holding company	Membership units (7,450 units)		1/3/2017	—	—
					19.9	25.2		0.34%
Grand Total					14,695.5	14,425.8		193.17%

Derivative Instruments

Interest rate swap

Description	Payment Terms		Counterparty	Maturity Date	Notional Amount	Value	Upfront Payments/Receipts	Unrealized Appreciation / (Depreciation)
Interest rate swap	Pay Fixed 2.064%	Receive Floating One-Month Libor of 1.75%	Bank of Montreal	January 4, 2021	$395	$(2)	$—	$(2)
Total								$(2)
____________________________________________________

(1)
Other than the Company’s investments listed in footnote 5 below (subject to the limitations set forth therein), the Company does not “Control” any of its portfolio companies, for the purposes of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In general, under the Investment Company Act, the Company would “Control” a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. All of the Company’s portfolio company investments, which as of December 31, 2019 represented 193% of the Company’s net assets or 97% of the Company’s total assets, are subject to legal restrictions on sales.

(2)
These assets are pledged as collateral under the Company’s or the Company’s consolidated subsidiaries’ various revolving credit facilities and, as a result, are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the obligations under each respective credit facilities (see Note 5).

(3)	Investments without an interest rate are non-income producing

(4)
As defined in the Investment Company Act, the Company is deemed to be an “Affiliated Person” because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the year ended December 31, 2019 in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to Control) are as follows:

For the Year Ended December 31, 2019										As of December 31, 2019
(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)	Fair Value
Blue Angel Buyer 1, LLC and Blue Angel Holdco, LLC	$21.8	$1.1	$9.8	$0.2	$0.4	$0.8	$0.1	$(0.1)	$—	$11.7
Blue Wolf Capital Fund II, L.P.	$—	$—	$—	$—	$—	$—	$—	$—	$0.2	$2.6
Bragg Live Food Products, LLC and SPC Investment Co., L.P.	$51.8	$4.6	$—	$2.4	$1.3	$—	$—	$—	$(3.6)	$43.7
Crown Health Care Laundry Services, LLC and Crown Laundry Holdings, LLC	$12.0	$0.4	$—	$3.8	$0.3	$—	$0.2	$—	$1.6	$52.2
ESCP PPG Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$0.5	$2.9
European Capital UK SME Debt LP	$1.8	$1.7	$—	$—	$—	$0.6	$—	$—	$0.7	$40.4
Financial Asset Management Systems, Inc. and FAMS Holdings, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ioxus, Inc.	$0.4	$1.0	$—	$0.6	$—	$—	$—	$(0.6)	$(2.6)	$4.1
NSI Holdings, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Panda Temple Power, LLC and T1 Power Holdings LLC	$—	$0.1	$—	$1.0	$—	$—	$—	$—	$(1.0)	$21.7
Partnership Capital Growth Fund I, L.P.	$—	$—	$—	$—	$—	$—	$—	$—	$(0.1)	$—
PCG-Ares Sidecar Investment II, L.P.	$0.1	$—	$—	$—	$—	$4.7	$—	$—	$(4.8)	$12.6
PCG-Ares Sidecar Investment, L.P.	$0.3	$—	$—	$—	$—	$—	$—	$—	$(0.6)	$4.1
Petroflow Energy Corporation and TexOak Petro Holdings LLC	$—	$41.5	$—	$—	$—	$—	$—	$(32.9)	$33.2	$—
PIH Corporation and Primrose Holding Corporation	$—	$7.1	$1.6	$0.1	$—	$1.8	$—	$—	$2.0	$18.8
Shock Doctor, Inc. and Shock Doctor Holdings, LLC	$24.6	$1.4	$89.7	$5.3	$—	$0.1	$0.1	$—	$9.2	$24.3
Totes Isotoner Corporation and Totes Ultimate Holdco, Inc.	$9.7	$—	$—	$0.2	$—	$—	$—	$—	$5.0	$9.8
UL Holding Co., LLC	$—	$—	$—	$3.9	$—	$—	$—	$—	$1.1	$47.2
	$122.5	$58.9	$101.1	$17.5	$2.0	$8.0	$0.4	$(33.6)	$40.8	$296.1

(5)
As defined in the Investment Company Act, the Company is deemed to be both an “Affiliated Person” and “Control” this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the year ended December 31, 2019 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control are as follows:

For the Year Ended December 31, 2019										As of December 31, 2019
(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)	Fair Value
ACAS Equity Holdings Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$(0.4)	$—
ACAS Real Estate Holdings Corporation	$—	$—	$2.7	$—	$—	$—	$—	$7.7	$0.7	$—
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc.	$—	$—	$—	$0.2	$—	$—	$—	$—	$(5.9)	$—
BW Landco LLC (fka Soil Safe, Inc. and Soil Safe Acquisition Corp.)	$21.2	$6.9	$127.0	$10.6	$—	$—	$1.5	$13.5	$6.7	$25.2
CoLTs 2005-1 Ltd.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
CoLTs 2005-2 Ltd.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
CSHM LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Eckler Industries, Inc. and Eckler Purchaser LLC	$3.5	$—	$—	$3.0	$—	$—	$—	$—	$(7.2)	$21.9
ETG Holdings, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Halex Holdings, Inc.	$—	$1.9	$—	$—	$—	$—	$—	$—	$2.0	$—
HCI Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—	$0.1
Heelstone Energy Holdings, LLC and Heelstone Renewable Energy, LLC	$56.8	$—	$—	$—	$—	$—	$—	$—	$—	$56.8
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation	$—	$—	$—	$2.3	$—	$—	$0.6	$—	$9.8	$34.5
Ivy Hill Asset Management, L.P.	$—	$—	$—	$—	$—	$68.0	$—	$—	$2.8	$520.7
Joyce Lane Capital LLC and Joyce Lane Financing SPV LLC (fka Ciena Capital LLC)	$—	$0.1	$—	$—	$—	$—	$—	$—	$(0.2)	$3.5
LLSC Holdings Corporation (dba Lawrence Merchandising Services)	$—	$—	$1.8	$—	$—	$—	$—	$(1.3)	$1.3	$—
Montgomery Lane, LLC and Montgomery Lane, Ltd.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
MVL Group, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Navisun LLC and Navisun Holdings LLC	$70.9	$—	$—	$3.8	$1.0	$0.5	$0.2	$—	$0.4	$103.6
NECCO Holdings, Inc. and New England Confectionery Company, Inc.	$0.2	$—	$—	$—	$—	$—	$—	$—	$(0.2)	$4.6
NECCO Realty Investments LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Orion Foods, LLC	$—	$1.2	$—	$—	$—	$—	$—	$(0.8)	$0.7	$—
PHL Investors, Inc., and PHL Holding Co.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Rug Doctor, LLC and RD Holdco Inc.	$—	$—	$—	$2.1	$—	$—	$—	$—	$(6.1)	$22.0
S Toys Holdings LLC (fka The Step2 Company, LLC)	$—	$—	$—	$—	$—	$—	$—	$0.6	$(0.2)	$0.2
Senior Direct Lending Program, LLC	$407.0	$149.9	$—	$122.3	$21.2	$—	$3.5	$—	$—	$908.9
Singer Sewing Company, SVP-Singer Holdings, LLC and SVP-Singer Holdings LP	$25.0	$29.7	$—	$19.5	$—	$—	$0.2	$—	$(0.8)	$230.2
Startec Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
	$584.6	$189.7	$131.5	$163.8	$22.2	$68.5	$6.0	$19.7	$3.4	$1,932.2
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

(6)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. Pursuant to Section 55(a) of the Investment Company Act, 16% of the Company’s total assets are represented by investments at fair value and other assets that are considered “non-qualifying assets” as of December 31, 2019.

(7)
Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually (A), semi-annually (S), quarterly (Q), bi-monthly (B), monthly (M) or daily (D). For each such loan, the Company has provided the weighted average interest rate in effect on the date presented.

(8)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.00% on $58.7 in aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(9)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.00% on $38.4 in aggregate principal amount of a “first out” tranche of the portfolio company’s first lien senior secured loans, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(10)
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

(11)
The Company sold a participating interest of approximately $24.9 in aggregate principal amount of the portfolio company’s first lien senior secured term loan.  As the transaction did not qualify as a “true sale” in accordance with GAAP, the Company recorded a corresponding $24.9 secured borrowing included in “accounts payable and other liabilities” in the accompanying consolidated balance sheet.

(12)	Loan was on non-accrual status as of December 31, 2019.

(13)	Loan includes interest rate floor feature.

(14)
In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from the SDLP’s loan portfolio, after expenses, which may result in a return to the Company greater than the contractual stated interest rate.

(15)
As of December 31, 2019, no amounts were funded by the Company under this first lien senior secured revolving loan; however, there were letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 for further information on letters of credit commitments related to certain portfolio companies.

(16)
As of December 31, 2019, in addition to the amounts funded by the Company under this first lien senior secured revolving loan, there were also letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 for further information on letters of credit commitments related to certain portfolio companies.

(17)
As of December 31, 2019, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 7 for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: drawn commitments	Total undrawn commitments	Less: commitments substantially at discretion of the Company	Total net adjusted undrawn revolving and delayed draw commitments
1A Smart Start LLC	$3.5	$(0.6)	$2.9	$—	$2.9
42 North Dental, LLC	5.0	—	5.0	—	5.0
A.U.L. Corp.	1.2	—	1.2	—	1.2
Accommodations Plus Technologies LLC	4.1	—	4.1	—	4.1
Achilles Acquisition LLC	20.1	(5.7)	14.4	—	14.4
ADCS Clinics Intermediate Holdings, LLC	5.0	(1.8)	3.2	—	3.2
ADG, LLC	13.7	(11.9)	1.8	—	1.8
Alcami Corporation	29.0	(2.9)	26.1	—	26.1
AMCP Clean Intermediate, LLC	10.1	(2.2)	7.9	—	7.9
Anaqua Parent Holdings, Inc.	4.9	—	4.9	—	4.9
Apptio, Inc.	4.2	—	4.2	—	4.2
AQ Sunshine, Inc.	0.9	(0.1)	0.8	—	0.8
Athenahealth, Inc.	33.1	—	33.1	—	33.1
Atlas Intermediate III, L.L.C.	0.1	—	0.1	—	0.1
Avetta, LLC	7.0	—	7.0	—	7.0
Bambino CI Inc.	9.6	(5.7)	3.9	—	3.9
Bearcat Buyer, Inc.	16.4	—	16.4	—	16.4
Belfor Holdings, Inc.	25.0	(2.5)	22.5	—	22.5
Birch Permian, LLC	14.5	—	14.5	—	14.5
Blue Angel Buyer 1, LLC	7.2	—	7.2	—	7.2
Blue Campaigns Intermediate Holding Corp.	3.0	—	3.0	—	3.0
Bragg Live Food Products LLC	5.8	—	5.8	—	5.8
Cadence Aerospace, LLC	15.4	(5.2)	10.2	—	10.2
Capstone Logistics Acquisition, Inc.	2.0	(1.2)	0.8	—	0.8
CB Trestles OpCo, LLC	32.2	(2.1)	30.1	—	30.1
CCS-CMGC Holdings, Inc.	12.0	(8.6)	3.4	—	3.4
Center for Autism and Related Disorders, LLC	11.4	(0.7)	10.7	—	10.7
Chariot Acquisition, LLC	1.0	—	1.0	—	1.0
Clearwater Analytics, LLC	5.0	—	5.0	—	5.0
Command Alkon Incorporated	4.8	(1.6)	3.2	—	3.2
Comprehensive EyeCare Partners, LLC	3.7	(0.4)	3.3	—	3.3
Concert Golf Partners Holdco LLC	10.2	(0.2)	10.0	—	10.0
Cority Software Inc.	0.1	—	0.1	—	0.1
Cozzini Bros., Inc.	15.0	(6.5)	8.5	—	8.5
Creation Holdings Inc.	19.9	(0.1)	19.8	—	19.8
Crown Health Care Laundry Services, Inc.	13.0	(1.0)	12.0	—	12.0
CST Buyer Company	6.1	—	6.1	—	6.1
CVP Holdco, Inc.	35.9	(0.1)	35.8	—	35.8
D4C Dental Brands, Inc.	6.0	(0.8)	5.2	—	5.2
DCA Investment Holding, LLC	5.8	(1.7)	4.1	—	4.1
DecoPac, Inc.	11.5	—	11.5	—	11.5
DFC GLOBAL FACILITY BORROWER III LLC	152.5	(120.8)	31.7	—	31.7
Display Holding Company, Inc.	4.6	—	4.6	—	4.6
Dorner Holding Corp.	3.3	—	3.3	—	3.3
DRB Holdings, LLC	9.9	—	9.9	—	9.9
DRS Holdings III, Inc.	12.3	(0.3)	12.0	—	12.0
DTI Holdco, Inc.	8.8	(1.8)	7.0	—	7.0
Eckler Industries, Inc.	5.9	(5.2)	0.7	(0.7)	—
Elemica Parent, Inc.	19.6	(1.4)	18.2	—	18.2
Emergency Communications Network, LLC	9.3	(6.5)	2.8	—	2.8
EP Purchaser, LLC.	29.5	—	29.5	—	29.5
Episerver, Inc.	9.5	—	9.5	—	9.5

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: drawn commitments	Total undrawn commitments	Less: commitments substantially at discretion of the Company	Total net adjusted undrawn revolving and delayed draw commitments
Evolent Health LLC	44.8	—	44.8	—	44.8
Ferraro Fine Foods Corp.	9.8	—	9.8	—	9.8
Flinn Scientific, Inc.	10.0	—	10.0	—	10.0
Flow Control Solutions, Inc.	14.4	—	14.4	—	14.4
FM:Systems Group, LLC	1.5	—	1.5	—	1.5
Foundation Risk Partners, Corp.	73.8	(4.2)	69.6	—	69.6
FS Squared Holding Corp.	12.7	(1.3)	11.4	—	11.4
FWR Holding Corporation	4.4	(1.8)	2.6	—	2.6
Garden Fresh Restaurant Corp.	7.5	(5.2)	2.3	—	2.3
GB Auto Service, Inc.	7.1	(3.0)	4.1	—	4.1
Genesis Acquisition Co.	9.5	(0.5)	9.0	—	9.0
GraphPAD Software, LLC	1.1	—	1.1	—	1.1
Green Street Parent, LLC	0.3	—	0.3	—	0.3
GTCR-Ultra Holdings III, LLC and GTCR-Ultra Holdings LLC	2.0	—	2.0	—	2.0
HAI Acquisition Corporation	19.1	—	19.1	—	19.1
Harvey Tool Company, LLC	16.8	(0.1)	16.7	—	16.7
Help/Systems Holdings, Inc.	15.0	—	15.0	—	15.0
Hometown Food Company	3.9	—	3.9	—	3.9
Huskies Parent, Inc.	3.3	(1.0)	2.3	—	2.3
Hygiena Borrower LLC	12.4	—	12.4	—	12.4
IMIA Holdings, Inc.	11.7	(0.4)	11.3	—	11.3
Infilaw Corporation	5.7	(5.7)	—	—	—
Infinite Electronics International, Inc.	3.0	—	3.0	—	3.0
Infogix, Inc.	5.3	(2.0)	3.3	—	3.3
IntraPac International LLC	21.8	(7.7)	14.1	—	14.1
Invoice Cloud, Inc.	18.3	(0.9)	17.4	—	17.4
Ioxus, Inc.	0.8	(0.4)	0.4	—	0.4
JDC Healthcare Management, LLC	5.8	(4.0)	1.8	—	1.8
Jim N Nicks Management LLC	6.1	(2.8)	3.3	—	3.3
Joyce Lane Financing SPV LLC	1.4	—	1.4	—	1.4
K2 Insurance Services, LLC	15.2	—	15.2	—	15.2
Kaufman, Hall & Associates, LLC	12.0	—	12.0	—	12.0
KBHS Acquisition, LLC (d/b/a Alita Care, LLC)	5.0	(2.0)	3.0	—	3.0
Kellermeyer Bergensons Services, LLC	16.0	—	16.0	—	16.0
Kene Acquisition, Inc.	30.7	(0.1)	30.6	—	30.6
Key Surgical LLC	2.8	—	2.8	—	2.8
KHC Holdings, Inc.	6.9	(3.3)	3.6	—	3.6
Laboratories Bidco LLC	14.2	—	14.2	—	14.2
Mac Lean-Fogg Company	7.8	—	7.8	—	7.8
Masergy Holdings, Inc.	2.5	(0.4)	2.1	—	2.1
Mavis Tire Express Services Corp.	34.6	—	34.6	—	34.6
MB2 Dental Solutions, LLC	4.6	(4.6)	—	—	—
McKenzie Creative Brands, LLC	5.6	(1.7)	3.9	—	3.9
Micromeritics Instrument Corp.	4.1	(2.7)	1.4	—	1.4
Minerva Surgical, Inc.	9.9	—	9.9	—	9.9
Ministry Brands, LLC	18.2	(2.2)	16.0	—	16.0
Movati Athletic (Group) Inc.	1.9	—	1.9	—	1.9
MSHC, Inc.	21.4	(1.0)	20.4	—	20.4
MW Dental Holding Corp.	10.0	(10.0)	—	—	—
n2y Holding, LLC	3.2	—	3.2	—	3.2
National Intergovernmental Purchasing Alliance Company	9.0	(6.9)	2.1	—	2.1
Navisun LLC	25.0	—	25.0	—	25.0
NECCO Holdings, Inc.	25.0	(19.9)	5.1	(5.1)	—
Nelipak Holding Company	8.0	(0.2)	7.8	—	7.8
NM GRC HOLDCO, LLC	0.7	—	0.7	—	0.7

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: drawn commitments	Total undrawn commitments	Less: commitments substantially at discretion of the Company	Total net adjusted undrawn revolving and delayed draw commitments
NMC Skincare Intermediate Holdings II, LLC	15.7	(4.5)	11.2	—	11.2
NMN Holdings III Corp	12.5	—	12.5	—	12.5
Nordco Inc.	12.5	—	12.5	—	12.5
NueHealth Performance, LLC	7.0	—	7.0	—	7.0
Olympia Acquisition, Inc.	55.1	—	55.1	—	55.1
OMH-HealthEdge Holdings, LLC	5.0	—	5.0	—	5.0
OTG Management, LLC	13.2	(10.0)	3.2	—	3.2
Park Place Technologies, LLC	5.4	—	5.4	—	5.4
Pathway Vet Alliance LLC	36.5	(0.2)	36.3	—	36.3
PaySimple, Inc.	9.3	—	9.3	—	9.3
PDI TA Holdings, Inc.	16.8	(7.6)	9.2	—	9.2
Pegasus Global Enterprise Holdings, LLC	19.0	(9.7)	9.3	—	9.3
Perforce Software, Inc.	0.5	—	0.5	—	0.5
Petroleum Service Group LLC	26.0	(0.2)	25.8	—	25.8
Premise Health Holding Corp.	40.0	(1.6)	38.4	—	38.4
Pyramid Management Advisors, LLC	17.3	(2.6)	14.7	—	14.7
QC Supply, LLC	12.5	(10.0)	2.5	—	2.5
QF Holdings, Inc.	5.0	—	5.0	—	5.0
Radius Aerospace, Inc.	2.8	(0.2)	2.6	—	2.6
Raptor Technologies, LLC	4.7	—	4.7	—	4.7
Reddy Ice Holdings, Inc.	12.7	—	12.7	—	12.7
Retriever Medical/Dental Payments LLC	3.5	—	3.5	—	3.5
Revint Intermediate II, LLC	12.1	(7.2)	4.9	—	4.9
Rialto Management Group, LLC	5.5	(0.2)	5.3	—	5.3
RMP Group, Inc.	1.8	(0.6)	1.2	—	1.2
RSC Acquisition, Inc.	11.9	—	11.9	—	11.9
SCM Insurance Services Inc.	9.1	(3.9)	5.2	—	5.2
SCSG EA Acquisition Company, Inc.	4.0	(0.2)	3.8	—	3.8
SecurAmerica, LLC	11.2	—	11.2	—	11.2
Securelink, Inc	3.0	—	3.0	—	3.0
Severin Acquisition, LLC	9.0	—	9.0	—	9.0
SFE Intermediate HoldCo LLC	10.2	—	10.2	—	10.2
Shift PPC LLC	4.4	—	4.4	—	4.4
Shock Doctor, Inc. and Shock Doctor Holdings, LLC	2.5	(1.9)	0.6	—	0.6
Singer Sewing Company	90.0	(73.2)	16.8	—	16.8
SiroMed Physician Services, Inc.	7.1	—	7.1	—	7.1
Siteworx, LLC	1.5	(1.5)	—	—	—
SM Wellness Holdings, Inc.	11.1	(4.4)	6.7	—	6.7
Sonny's Enterprises, LLC	3.6	—	3.6	—	3.6
SOS Security Holdings, LLC	2.7	(2.7)	—	—	—
Sovos Brands Intermediate, Inc.	4.3	—	4.3	—	4.3
SpareFoot, LLC	1.4	(0.8)	0.6	—	0.6
Sparta Systems, Inc.	6.5	—	6.5	—	6.5
Spectra Finance, LLC	26.5	(4.8)	21.7	—	21.7
Storm UK Holdco Limited and Storm US Holdco Inc.	1.1	(0.6)	0.5	—	0.5
Sunk Rock Foundry Partners LP	10.7	(4.0)	6.7	—	6.7
Sunshine Sub, LLC	5.8	—	5.8	—	5.8
Symmetry Surgical Inc.	3.1	—	3.1	—	3.1
Synergy HomeCare Franchising, LLC	4.2	—	4.2	—	4.2
TA/WEG Holdings, LLC	4.3	(0.2)	4.1	—	4.1
Taymax Group Holdings, LLC	1.6	(0.7)	0.9	—	0.9
TDG Group Holding Company	24.5	—	24.5	—	24.5
Teasdale Foods, Inc.	0.8	(0.1)	0.7	—	0.7
Telestream Holdings Corporation	2.3	(0.1)	2.2	—	2.2

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: drawn commitments	Total undrawn commitments	Less: commitments substantially at discretion of the Company	Total net adjusted undrawn revolving and delayed draw commitments
TerSera Therapeutics LLC	0.1	—	0.1	—	0.1
The Alaska Club Partners, LLC	3.0	—	3.0	—	3.0
The Ultimate Software Group, Inc.	10.0	—	10.0	—	10.0
The Ultimus Group Midco, LLC	6.9	(1.9)	5.0	—	5.0
THG Acquisition, LLC	31.6	—	31.6	—	31.6
TimeClock Plus, LLC	12.6	—	12.6	—	12.6
Touchstone Acquisition, Inc.	11.2	—	11.2	—	11.2
TWH Infrastructure Industries, Inc.	0.1	—	0.1	—	0.1
U.S. Acute Care Solutions, LLC	1.7	—	1.7	—	1.7
United Digestive MSO Parent, LLC	18.5	—	18.5	—	18.5
Vela Trading Technologies LLC	3.5	(2.0)	1.5	—	1.5
Verscend Holding Corp.	22.5	—	22.5	—	22.5
VLS Recovery Services, LLC	20.9	(0.3)	20.6	—	20.6
VRC Companies, LLC	3.6	(0.8)	2.8	—	2.8
WatchFire Enterprises, Inc.	2.0	—	2.0	—	2.0
WebPT, Inc.	6.1	—	6.1	—	6.1
West Dermatology, LLC	11.5	(1.0)	10.5	—	10.5
WIRB - Copernicus Group, Inc.	3.0	—	3.0	—	3.0
WSHP FC Acquisition LLC	11.3	—	11.3	—	11.3
XIFIN, Inc.	4.6	(0.7)	3.9	—	3.9
Zemax Software Holdings, LLC	4.1	—	4.1	—	4.1
Zywave, Inc.	11.5	(3.5)	8.0	—	8.0
	$2,174.3	$(459.5)	$1,714.8	$(5.8)	$1,709.0

(18)	As of December 31, 2019, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

(in millions) Company	Total private equity commitments	Less: funded private equity commitments	Total unfunded private equity commitments	Less: private equity commitments substantially at the discretion of the Company	Total net adjusted unfunded private equity commitments
Partnership Capital Growth Investors III, L.P.	$5.0	$(5.0)	$—	$—	$—
PCG-Ares Sidecar Investment, L.P. and PCG-Ares Sidecar Investment II, L.P.	50.0	(12.4)	37.6	(37.6)	—
Piper Jaffray Merchant Banking Fund I, L.P.	2.0	(2.0)	—	—	—
European Capital UK SME Debt LP	59.6	(49.5)	10.1	(10.1)	—
	$116.6	$(68.9)	$47.7	$(47.7)	$—

(19)
As of December 31, 2019, the Company had commitments to co-invest in the SDLP for its portion of the SDLP’s commitment to fund delayed draw loans of up to $94. See Note 4 to the consolidated financial statements for more information on the SDLP.

(20)
Other than the investments noted by this footnote, the fair value of the Company’s investments is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 8 to the consolidated financial statements for more information regarding the fair value of the Company’s investments.

(21)
As of December 31, 2019, the net estimated unrealized loss for federal tax purposes was $0.3 billion based on a tax cost basis of $14.7 billion. As of December 31, 2019, the estimated aggregate gross unrealized loss for federal income tax purposes was $0.7 billion and the estimated aggregate gross unrealized gain for federal income tax purposes was $0.4 billion.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Health Care Services
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

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Respicardia, Inc.	Developer of implantable therapies to improve cardiovascular health	Warrant to purchase up to 99,094 shares of Series C preferred stock (expires 6/2022)		6/28/2012	—	—	(2)
Salter Labs (19)	Developer, manufacturer and supplier of consumable products for medical device customers	First lien senior secured revolving loan ($0.6 par due 3/2020)	6.76% (Libor + 4.25%/Q)	2/8/2018	0.6	0.6	(2)(15)(18)
		First lien senior secured revolving loan ($0.4 par due 3/2020)	7.05% (Libor + 4.25%/Q)	2/8/2018	0.4	0.4	(2)(15)(18)
					1.0	1.0
SCSG EA Acquisition Company, Inc. (19)	Provider of outsourced clinical services to hospitals and health systems	First lien senior secured revolving loan	—	9/1/2017	—	—	(17)
SiroMed Physician Services, Inc. and SiroMed Equity Holdings, LLC (19)	Outsourced anesthesia provider	First lien senior secured loan ($17.4 par due 3/2024)	7.55% (Libor + 4.75%/Q)	3/26/2018	17.4	17.1	(3)(15)
		Common units (171,784 units)		3/26/2018	4.6	3.2	(2)
					22.0	20.3
SM Wellness Holdings, Inc. and SM Holdco, Inc. (19)	Breast cancer screening provider	First lien senior secured loan ($0.7 par due 8/2024)	8.02% (Libor + 5.50%/M)	8/1/2018	0.7	0.7	(2)(15)
		First lien senior secured loan ($7.1 par due 8/2024)	8.02% (Libor + 5.50%/M)	8/1/2018	7.1	7.1	(2)(15)
		Series A preferred stock (44,975 shares)	13.05% (Libor + 10.25%/Q)	8/1/2018	47.4	47.4	(2)(15)
		Series A units (7,475 units)		8/1/2018	7.5	0.1	(2)
		Series B units (747,500 units)		8/1/2018	—	7.4	(2)
					62.7	62.7
Synergy HomeCare Franchising, LLC and NP/Synergy Holdings, LLC (19)	Franchisor of private-pay home care for the elderly	First lien senior secured loan ($16.0 par due 4/2024)	8.55% (Libor + 5.75%/Q)	4/2/2018	16.0	16.0	(2)(15)
		Common units (550 units)		4/2/2018	0.6	0.7
					16.6	16.7
Teligent, Inc. (19)	Pharmaceutical company that develops, manufactures and markets injectable pharmaceutical products	Second lien senior secured loan ($18.3 par due 6/2024)	13.25% (Base Rate + 7.75%/Q)	12/13/2018	18.3	18.1	(2)(15)
		Second lien senior secured loan ($45.5 par due 6/2024)	11.53% (Libor + 8.75%/Q)	12/13/2018	45.5	45.0	(2)(15)
					63.8	63.1
Touchstone Acquisition, Inc. and Touchstone Holding, L.P. (19)	Manufacturer of consumable products in the dental, medical, cosmetic and CPG/industrial end-markets	First lien senior secured loan ($53.7 par due 11/2025)	7.27% (Libor + 4.75%/M)	11/15/2018	53.7	53.2	(2)(15)
		Class A preferred units (2,149 units)		11/15/2018	2.1	2.1	(2)
					55.8	55.3
TPTM Merger Corp. (19)	Manufacturer of time temperature indicator products	First lien senior secured loan ($13.3 par due 9/2020)	9.02% (Libor + 6.50%/Q)	12/11/2014	13.3	13.3	(3)(15)
		First lien senior secured loan ($9.9 par due 9/2020)	9.02% (Libor + 6.50%/Q)	12/11/2014	9.9	9.9	(4)(15)
					23.2	23.2
U.S. Anesthesia Partners, Inc.	Anesthesiology service provider	Second lien senior secured loan ($71.8 par due 6/2025)	9.77% (Libor + 7.25%/M)	6/16/2017	70.9	70.4	(2)(15)
United Digestive MSO Parent, LLC (19)	Gastroenterology physician group	First lien senior secured loan ($12.6 par due 12/2024)	7.02% (Libor + 4.50%/M)	12/14/2018	12.6	12.5	(2)(15)
Urgent Cares of America Holdings I, LLC and FastMed Holdings I, LLC (19)	Operator of urgent care clinics	Preferred units (7,696,613 units)		6/11/2015	7.7	5.4
		Series A common units (2,000,000 units)		6/11/2015	2.0	—
		Series C common units (5,288,427 units)		6/11/2015	—	—
					9.7	5.4

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Urology Management Associates, LLC and JWC/UMA Holdings, L.P.	Urology private practice	First lien senior secured loan ($9.8 par due 8/2024)	7.52% (Libor + 5.00%/M)	8/31/2018	9.7	9.8	(2)(15)
		Limited partnership interests (3.64% interest)		8/31/2018	4.8	4.8	(2)
					14.5	14.6
West Dermatology, LLC (19)	Dermatology practice platform	First lien senior secured revolving loan ($0.7 par due 4/2022)	7.93% (Libor + 5.50%/Q)	2/8/2018	0.7	0.7	(2)(15)
		First lien senior secured revolving loan ($0.6 par due 4/2022)	8.21% (Libor + 5.50%/Q)	2/8/2018	0.6	0.6	(2)(15)
		First lien senior secured revolving loan ($3.7 par due 4/2022)	8.31% (Libor + 5.50%/Q)	2/8/2018	3.7	3.7	(2)(15)
		First lien senior secured loan ($1.4 par due 4/2023)	7.90% (Libor + 5.50%/Q)	4/2/2018	1.4	1.4	(2)(15)
		First lien senior secured loan ($0.3 par due 4/2023)	7.91% (Libor + 5.50%/Q)	4/2/2018	0.3	0.3	(2)(15)
		First lien senior secured loan ($0.9 par due 4/2023)	7.94% (Libor + 5.50%/Q)	4/2/2018	0.9	0.9	(2)(15)
		First lien senior secured loan ($0.1 par due 4/2023)	8.11% (Libor + 5.50%/Q)	4/2/2018	0.1	0.1	(2)(15)
		First lien senior secured loan ($1.3 par due 4/2023)	8.21% (Libor + 5.50%/Q)	4/2/2018	1.3	1.3	(2)(15)
		First lien senior secured loan ($0.8 par due 4/2023)	8.26% (Libor + 5.50%/Q)	4/2/2018	0.8	0.8	(2)(15)
		First lien senior secured loan ($4.1 par due 4/2023)	8.31% (Libor + 5.50%/Q)	4/2/2018	4.1	4.1	(2)(15)
		First lien senior secured loan ($1.3 par due 4/2023)	8.21% (Libor + 5.50%/Q)	9/5/2018	1.3	1.3	(2)(15)
		First lien senior secured loan ($7.7 par due 4/2023)	8.31% (Libor + 5.50%/Q)	4/2/2018	7.7	7.7	(2)(15)
					22.9	22.9
WIRB - Copernicus Group, Inc. (19)	Provider of regulatory, ethical, and safety review services for clinical research involving human subjects	First lien senior secured revolving loan	—	2/8/2018	—	—	(17)
WSHP FC Acquisition LLC (19)	Provider of biospecimen products	First lien senior secured revolving loan ($2.5 par due 3/2024)	9.30% (Libor + 6.50%/Q)	3/30/2018	2.5	2.5	(2)(15)
		First lien senior secured revolving loan ($0.8 par due 3/2024)	9.32% (Libor + 6.50%/Q)	3/30/2018	0.8	0.8	(2)(15)
		First lien senior secured loan ($6.0 par due 3/2024)	9.32% (Libor + 6.50%/Q)	3/30/2018	6.0	6.0	(2)(15)
		First lien senior secured loan ($28.5 par due 3/2024)	9.30% (Libor + 6.50%/Q)	3/30/2018	28.5	28.5	(3)(15)
					37.8	37.8
					2,655.5	2,519.6		34.52%
Software and Services
Blue Campaigns Intermediate Holding Corp. and Elevate Parent, Inc. (dba EveryAction) (19)	Provider of software and services for fundraising and organizing efforts to non-profits and political campaigns	First lien senior secured loan ($27.5 par due 8/2023)	9.40% (Libor + 6.75%/Q)	8/20/2018	27.5	27.4	(2)(15)
		Series A preferred stock (150,000 shares)		9/26/2018	1.5	1.5
					29.0	28.9
CallMiner, Inc.	Provider of cloud-based conversational analytics solutions	Warrant to purchase up to 2,350,636 shares of Series 1 preferred stock (expires 7/2024)		7/23/2014	—	—	(2)
Command Alkon Incorporated (19)	Software solutions provider to the ready-mix concrete industry	First lien senior secured revolving loan ($2.9 par due 9/2022)	9.50% (Base Rate + 4.00%/M)	9/1/2017	2.9	2.9	(2)(15)(18)
		First lien senior secured loan ($20.4 par due 9/2023)	7.35% (Libor + 5.00%/M)	9/1/2017	20.4	20.2	(2)(15)
		Second lien senior secured loan ($33.8 par due 3/2024)	11.35% (Libor + 9.00%/M)	9/1/2017	33.8	33.1	(2)(15)
					57.1	56.2

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Compusearch Software Systems, Inc.	Provider of enterprise software and services for organizations in the public sector	Second lien senior secured loan ($51.0 par due 11/2021)	11.36% (Libor + 8.75%/Q)	1/3/2017	51.0	51.0	(3)(15)
Compuware Parent, LLC	Web and mobile cloud performance testing and monitoring services provider	Class A-1 common stock (4,132 units)		12/15/2014	2.3	2.6	(2)
		Class B-1 common stock (4,132 units)		12/15/2014	0.5	0.5	(2)
		Class C-1 common stock (4,132 units)		12/15/2014	0.3	0.3	(2)
		Class A-2 common stock (4,132 units)		12/15/2014	—	—	(2)
		Class B-2 common stock (4,132 units)		12/15/2014	—	—	(2)
		Class C-2 common stock (4,132 units)		12/15/2014	—	—	(2)
					3.1	3.4
Datix Bidco Limited (8)	Global healthcare software company that provides software solutions for patient safety and risk management	First lien senior secured loan ($5.8 par due 4/2025)	7.28% (Libor + 4.50%/S)	4/27/2018	5.7	5.8	(2)(15)
Directworks, Inc. and Co-Exprise Holdings, Inc.	Provider of cloud-based software solutions for direct materials sourcing and supplier management for manufacturers	First lien senior secured loan ($1.8 par due 4/2018)		12/19/2014	1.3	0.2	(2)(14)
		Warrant to purchase up to 1,875,000 shares of Series 1 preferred stock (expires 12/2024)		12/19/2014	—	—	(2)
					1.3	0.2
Doxim Inc. (8)(19)	Enterprise content management software provider	First lien senior secured loan ($3.6 par due 2/2024)	8.79% (Libor + 6.00%/Q)	2/28/2018	3.6	3.6	(2)(12)(15)
		First lien senior secured loan ($10.2 par due 2/2024)	8.80% (Libor + 6.00%/Q)	2/28/2018	10.0	10.2	(2)(12)(15)
					13.6	13.8
Entertainment Partners, LLC and Entertainment Partners Canada Inc. (19)	Provider of entertainment workforce and production management solutions	First lien senior secured loan ($1.4 par due 5/2022)	7.77% (CIBOR + 5.50%/M)	5/8/2017	1.4	1.4	(2)(8)(15)
		First lien senior secured loan ($2.6 par due 5/2022)	7.71% (Libor + 5.50%/M)	5/8/2017	2.6	2.6	(2)(8)(15)
		First lien senior secured loan ($2.6 par due 5/2022)	7.85% (Libor + 5.50%/M)	5/8/2017	2.6	2.6	(2)(8)(15)
		First lien senior secured loan ($0.3 par due 5/2023)	8.34% (Libor + 5.75%/Q)	5/8/2017	0.3	0.3	(2)(15)
		First lien senior secured loan ($26.4 par due 5/2023)	8.34% (Libor + 5.75%/Q)	5/8/2017	26.4	26.4	(3)(15)
		First lien senior secured loan ($0.3 par due 5/2023)	8.55% (Libor + 5.75%/Q)	5/8/2017	0.3	0.3	(2)(15)
		First lien senior secured loan ($22.0 par due 5/2023)	8.55% (Libor + 5.75%/Q)	5/8/2017	22.0	22.0	(3)(15)
		First lien senior secured loan ($0.3 par due 5/2023)	8.59% (Libor + 5.75%/Q)	5/8/2017	0.3	0.3	(2)(15)
		First lien senior secured loan ($26.4 par due 5/2023)	8.59% (Libor + 5.75%/Q)	5/8/2017	26.4	26.4	(3)(15)
					82.3	82.3
Episerver Inc. and Goldcup 17308 AB (8)(19)	Provider of web content management and digital commerce solutions	First lien senior secured loan ($27.7 par due 10/2024)	8.27% (Libor + 5.75%/M)	10/9/2018	27.7	27.4	(2)(15)
First Insight, Inc.	Software company providing merchandising and pricing solutions to companies worldwide	Warrant to purchase up to 122,827 units of Series C preferred stock (expires 3/2024)		3/20/2014	—	—	(2)
Frontline Technologies Group Holding LLC, Frontline Technologies Blocker Buyer, Inc., Frontline Technologies Holdings, LLC and Frontline Technologies Parent, LLC (19)	Provider of human capital management (“HCM”) and SaaS-based software solutions to employees and administrators of K-12 school organizations	First lien senior secured loan ($19.4 par due 9/2023)	9.02% (Libor + 6.50%/M)	9/19/2017	19.1	19.4	(2)(15)
		Class A preferred units (4,574 units)		9/18/2017	4.6	5.6

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Class B common units		9/18/2017	—	0.8
					23.7	25.8
Genesis Acquisition Co. and Genesis Holding Co. (19)	Child care management software and services provider	First lien senior secured loan ($5.5 par due 7/2024)	6.52% (Libor + 4.00%/M)	7/31/2018	5.5	5.4	(2)(15)
		Second lien senior secured loan ($25.8 par due 7/2025)	10.02% (Libor + 7.50%/M)	7/31/2018	25.8	25.4	(2)(15)
		Class A common stock (8 shares)		7/31/2018	0.8	0.8	(2)
					32.1	31.6
Greenphire, Inc. and RMCF III CIV XXIX, L.P	Software provider for clinical trial management	Limited partnership interest (99.90% interest)		12/19/2014	1.0	3.0	(2)
GTCR-Ultra Holdings III, LLC and GTCR-Ultra Holdings LLC (19)	Provider of payment processing and merchant acquiring solutions	First lien senior secured loan ($6.5 par due 8/2024)	7.77% (Libor + 5.25%/M)	12/31/2018	6.5	6.5	(2)(15)
		Class A-2 units (911 units)		8/1/2017	0.9	1.3	(2)
		Class B units (2,878,372 units)		8/1/2017	—	—	(2)
					7.4	7.8
Help/Systems Holdings, Inc. (19)	Provider of IT operations management and cybersecurity software	First lien senior secured revolving loan ($1.0 par due 3/2023)	6.27% (Libor + 3.75%/M)	3/29/2018	1.0	1.0	(2)(15)
IfByPhone Inc.	Voice-based marketing automation software provider	Warrant to purchase up to 124,300 shares of Series C preferred stock (expires 10/2022)		10/15/2012	0.1	0.1	(2)
Infogix, Inc. and Infogix Parent Corporation (19)	Enterprise data analytics and integrity software solutions provider	Series A preferred stock (2,475 shares)		1/3/2017	2.5	2.5
		Common stock (1,297,768 shares)		1/3/2017	—	—
					2.5	2.5
Inmar, Inc.	Technology-driven solutions provider for retailers, wholesalers and manufacturers	Second lien senior secured loan ($28.3 par due 5/2025)	10.52% (Libor + 8.00%/M)	4/25/2017	27.9	28.3	(2)(15)
InterVision Systems, LLC and InterVision Holdings, LLC	Provider of cloud based IT solutions, infrastructure and services	First lien senior secured loan ($16.4 par due 5/2022)	10.55% (Libor + 8.08%/M)	5/31/2017	16.4	15.9	(2)(15)
		First lien senior secured loan ($24.7 par due 5/2022)	10.24% (Libor + 7.72%/M)	5/31/2017	24.7	24.0	(2)(15)
		First lien senior secured loan ($10.0 par due 5/2022)	10.24% (Libor + 7.72%/M)	5/31/2017	10.0	9.7	(4)(15)
		Class A membership units (1,000 units)		5/31/2017	1.0	0.6
					52.1	50.2
iParadigms Holdings, LLC	Anti-plagiarism software provider to the education market	Second lien senior secured loan ($32.5 par due 7/2022)	10.05% (Libor + 7.25%/Q)	1/3/2017	32.0	32.5	(2)(15)
iPipeline, Inc., Internet Pipeline, Inc., iPipeline Limited and iPipeline Holdings, Inc. (19)	Provider of SaaS-based software solutions to the insurance and financial services industry	First lien senior secured loan ($11.2 par due 8/2022)	7.28% (Libor + 4.75%/M)	12/18/2017	11.8	11.2	(2)(8)(15)
		First lien senior secured loan ($7.4 par due 8/2022)	7.28% (Libor + 4.75%/M)	6/15/2017	7.4	7.4	(2)(15)
		First lien senior secured loan ($9.0 par due 8/2022)	7.28% (Libor + 4.75%/M)	9/15/2017	9.0	9.0	(2)(15)
		First lien senior secured loan ($16.2 par due 8/2022)	7.28% (Libor + 4.75%/M)	8/4/2015	16.2	16.2	(3)(15)
		First lien senior secured loan ($14.5 par due 8/2022)	7.28% (Libor + 4.75%/M)	8/4/2015	14.5	14.5	(4)(15)
		Preferred stock (1,100 shares)		8/4/2015	1.1	4.3	(2)
		Common stock (668,781 shares)		8/4/2015	—	—	(2)
					60.0	62.6

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Liaison Acquisition, LLC (19)	Provider of centralized applications services to educational associations	Second lien senior secured loan ($5.3 par due 8/2023)	11.72% (Libor + 9.25%/M)	2/9/2017	5.2	5.3	(2)(15)
Magento, Inc. (19)	eCommerce platform provider for the retail industry	First lien senior secured revolving loan	0	2/8/2018	—	—	(17)
Masergy Holdings, Inc. (19)	Provider of software-defined solutions for enterprise global networks, cyber security, and cloud communications	First lien senior secured revolving loan ($0.2 par due 12/2021)	6.02% (Libor + 3.50%/M)	2/8/2018	0.2	0.1	(2)(15)(18)
Ministry Brands, LLC and MB Parent HoldCo, L.P. (dba Community Brands) (19)	Software and payment services provider to faith-based institutions	First lien senior secured loan ($4.9 par due 12/2022)	6.52% (Libor + 4.00%/M)	8/22/2017	4.9	4.9	(2)(15)
		First lien senior secured loan ($10.5 par due 12/2022)	6.52% (Libor + 4.00%/M)	4/6/2017	10.5	10.5	(2)(15)
		First lien senior secured loan ($14.5 par due 12/2022)	6.52% (Libor + 4.00%/M)	4/6/2017	14.4	14.5	(2)(15)
		Second lien senior secured loan ($16.6 par due 6/2023)	11.77% (Libor + 9.25%/M)	12/2/2016	16.6	16.6	(2)(15)
		Second lien senior secured loan ($17.9 par due 6/2023)	11.77% (Libor + 9.25%/M)	8/22/2017	17.9	17.9	(2)(15)
		Second lien senior secured loan ($4.7 par due 6/2023)	11.77% (Libor + 9.25%/M)	4/6/2017	4.7	4.7	(2)(15)
		Second lien senior secured loan ($7.0 par due 6/2023)	10.52% (Libor + 8.00%/M)	4/18/2018	7.0	7.0	(2)(15)
		Second lien senior secured loan ($9.2 par due 6/2023)	11.77% (Libor + 9.25%/M)	4/6/2017	9.2	9.2	(2)(15)
		Second lien senior secured loan ($38.6 par due 6/2023)	10.52% (Libor + 8.00%/M)	4/18/2018	38.6	38.6	(2)(15)
		Second lien senior secured loan ($75.0 par due 6/2023)	11.77% (Libor + 9.25%/M)	12/2/2016	74.5	75.0	(2)(15)
		Second lien senior secured loan ($15.0 par due 6/2023)	11.77% (Libor + 9.25%/M)	12/2/2016	14.9	15.0	(3)(15)
		Class A units (500,000 units)		12/2/2016	5.0	6.8	(2)
					218.2	220.7
Novetta Solutions, LLC	Provider of advanced analytics solutions for the government, defense and commercial industries	First lien senior secured loan ($8.6 par due 10/2022)	7.53% (Libor + 5.00%/M)	1/3/2017	8.4	8.4	(2)(15)
		Second lien senior secured loan ($31.0 par due 10/2023)	11.03% (Libor + 8.50%/M)	1/3/2017	28.8	28.5	(2)(15)
					37.2	36.9
nThrive, Inc. (fka Precyse Acquisition Corp.)	Provider of healthcare information management technology and services	Second lien senior secured loan ($10.0 par due 4/2023)	12.27% (Libor + 9.75%/M)	4/20/2016	9.8	9.8	(2)(15)
PayNearMe, Inc.	Electronic cash payment system provider	Warrant to purchase up to 195,726 shares of Series E preferred stock (expires 3/2023)		3/11/2016	0.2	—	(2)
PDI TA Holdings, Inc. (19)	Provider of enterprise management software for the convenience retail and petroleum wholesale markets	First lien senior secured loan ($5.0 par due 10/2024)	6.90% (Libor + 4.50%/Q)	4/11/2018	5.0	5.0	(2)(15)
		First lien senior secured loan ($0.4 par due 10/2024)	7.21% (Libor + 4.50%/Q)	4/11/2018	0.4	0.4	(2)(15)
		First lien senior secured loan ($5.1 par due 10/2024)	6.92% (Libor + 4.50%/Q)	8/25/2017	5.1	5.1	(2)(15)
		First lien senior secured loan ($2.7 par due 10/2024)	7.04% (Libor + 4.50%/Q)	8/25/2017	2.7	2.7	(2)(15)
		First lien senior secured loan ($23.4 par due 10/2024)	7.30% (Libor + 4.50%/Q)	8/25/2017	23.4	23.4	(2)(15)
		First lien senior secured loan ($4.3 par due 10/2024)	6.11% (Libor + 4.50%/Q)	10/24/2018	4.3	4.3	(2)(15)
		First lien senior secured loan ($45.0 par due 10/2024)	7.23% (Libor + 4.75%/Q)	10/24/2018	45.0	45.0	(2)(15)
		Second lien senior secured loan ($8.2 par due 10/2025)	11.04% (Libor + 8.50%/Q)	8/25/2017	8.2	8.2	(2)(15)
		Second lien senior secured loan ($6.5 par due 10/2025)	10.91% (Libor + 8.50%/Q)	8/25/2017	6.5	6.5	(2)(15)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Second lien senior secured loan ($1.9 par due 10/2025)	10.98% (Libor + 8.50%/Q)	8/25/2017	1.9	1.9	(2)(15)
		Second lien senior secured loan ($23.2 par due 10/2025)	11.00% (Libor + 8.50%/Q)	8/25/2017	23.2	23.2	(2)(15)
		Second lien senior secured loan ($6.4 par due 10/2025)	11.11% (Libor + 8.50%/Q)	10/24/2018	6.4	6.4	(2)(15)
		Second lien senior secured loan ($52.9 par due 10/2025)	10.99% (Libor + 8.50%/Q)	10/24/2018	52.9	52.9	(2)(15)
		Second lien senior secured loan ($16.7 par due 10/2025)	11.17% (Libor + 8.75%/Q)	4/11/2018	16.7	16.7	(2)(15)
		Second lien senior secured loan ($66.8 par due 10/2025)	11.21% (Libor + 8.50%/Q)	8/25/2017	66.8	66.8	(2)(15)
					268.5	268.5
PHNTM Holdings, Inc. and Planview Parent, Inc.	Provider of project and portfolio management software	First lien senior secured loan ($1.4 par due 1/2023)	7.77% (Libor + 5.25%/M)	1/27/2017	1.4	1.4	(2)(15)
		Second lien senior secured loan ($62.0 par due 7/2023)	12.27% (Libor + 9.75%/M)	1/27/2017	61.3	62.0	(2)(15)
		Class A common shares (990 shares)		1/27/2017	1.0	1.1	(2)
		Class B common shares (168,329 shares)		1/27/2017	—	0.2	(2)
					63.7	64.7
Poplicus Incorporated	Business intelligence and market analytics platform for companies that sell to the public sector	Warrant to purchase up to 2,402,991 shares of Series C preferred stock (expires 6/2025)		6/25/2015	0.1	—	(2)
Project Alpha Intermediate Holding, Inc. and Qlik Parent, Inc.	Provider of data visualization software for data analytics	Class A common shares (7,445 shares)		8/22/2016	7.4	9.6	(2)
		Class B common shares (1,841,609 shares)		8/22/2016	0.1	0.1	(2)
					7.5	9.7
Raptor Technologies, LLC and Rocket Parent, LLC (19)	Provider of SaaS-based safety and security software to the K-12 school market	First lien senior secured loan ($16.1 par due 12/2024)	8.46% (Libor + 6.00%/M)	12/17/2018	16.1	15.9	(2)(15)
		Class A common units (2,294,000 units)		12/17/2018	2.3	2.3
					18.4	18.2
Regent Education, Inc.	Provider of software solutions designed to optimize the financial aid and enrollment processes	Warrant to purchase up to 987 shares of common stock (expires 12/2026)		12/23/2016	—	—	(2)
		Warrant to purchase up to 5,393,194 shares of common stock (expires 12/2026)		12/23/2016	—	—	(2)
					—	—
Severin Acquisition, LLC (19)	Provider of student information system software solutions to the K-12 education market	Second lien senior secured loan ($80.0 par due 8/2026)	9.13% (Libor + 6.75%/M)	6/12/2018	79.2	77.6	(2)(15)
Siteworx Holdings, LLC & Siteworx LLC (19)	Provider of design, web content management, eCommerce solutions and system integration	First lien senior secured revolving loan ($1.5 par due 1/2020)	6.75% (Base Rate + 1.25%/Q)	2/16/2018	1.5	1.5	(13)(15)
		First lien senior secured loan ($2.4 par due 1/2020)	8.31% (Libor + 5.50%/Q)	2/16/2018	2.4	2.4	(13)(15)
					3.9	3.9
SocialFlow, Inc.	Social media optimization platform provider	Warrant to purchase up to 215,331 shares of Series C preferred stock (expires 1/2026)		1/13/2016	—	—	(2)
SoundCloud Limited (8)	Platform for receiving, sending, and distributing music	Common stock (73,422 shares)		8/15/2017	0.4	0.7	(2)
SpareFoot, LLC (19)	PMS solutions and web services for the self-storage industry	First lien senior secured revolving loan ($0.3 par due 4/2023)	6.77% (Libor + 4.25%/M)	4/13/2018	0.3	0.3	(2)(15)
		First lien senior secured loan ($1.2 par due 4/2024)	6.77% (Libor + 4.25%/M)	8/31/2018	1.1	1.2	(2)(15)
		First lien senior secured loan ($4.7 par due 4/2024)	6.77% (Libor + 4.25%/M)	4/13/2018	4.6	4.7	(2)(15)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Second lien senior secured loan ($4.2 par due 4/2025)	10.77% (Libor + 8.25%/M)	8/31/2018	4.1	4.2	(2)(15)
		Second lien senior secured loan ($6.1 par due 4/2025)	10.77% (Libor + 8.25%/M)	4/13/2018	6.0	6.1	(2)(15)
					16.1	16.5
Sparta Systems, Inc., Project Silverback Holdings Corp. and Silverback Holdings, Inc. (19)	Quality management software provider	Second lien senior secured loan ($20.0 par due 8/2025)	10.76% (Libor + 8.25%/M)	8/21/2017	19.7	17.4	(2)(15)
		Series B preferred shares (10,084 shares)		8/21/2017	1.1	0.5
					20.8	17.9
Syntax USA Acquisition Corporation (8)(19)	Provider of cloud ERP hosting and consulting services for Oracle users	First lien senior secured revolving loan ($1.8 par due 4/2021)	6.67% (Libor + 4.25%/S)	2/8/2018	1.8	1.7	(2)(15)
Telestream Holdings Corporation (19)	Provider of digital video tools and workflow solutions to the media and entertainment industries	First lien senior secured revolving loan ($0.5 par due 3/2022)	10.95% (Base Rate + 5.45%/Q)	2/8/2018	0.5	0.5	(2)(15)(18)
Vela Trading Technologies, LLC (19)	Provider of market data software and content to global financial services clients	First lien senior secured revolving loan ($0.5 par due 6/2022)	7.65% (Libor + 5.00%/Q)	2/8/2018	0.5	0.5	(2)(15)
		First lien senior secured loan ($4.9 par due 6/2022)	7.45% (Libor + 5.00%/Q)	4/17/2018	4.9	4.8	(2)(15)
					5.4	5.3
Velocity Holdings Corp.	Hosted enterprise resource planning application management services provider	Common units (1,713,546 units)		12/13/2013	4.5	3.6
Verscend Holding Corp. (19)	Healthcare analytics solutions provider	First lien senior secured loan ($99.8 par due 8/2025)	7.02% (Libor + 4.50%/M)	8/27/2018	99.0	97.8	(2)(15)
WorldPay Group PLC (8)	Payment software and service provider	C2 shares (73,974 shares)		10/21/2015	—	—	(22)
Zemax Software Holdings, LLC (19)	Provider of optical illumination design software to design engineers	First lien senior secured loan ($17.0 par due 6/2024)	8.55% (Libor + 5.75%/Q)	6/25/2018	17.0	16.9	(3)(15)
Zywave, Inc. (19)	Provider of software and technology-enabled content and analytical solutions to insurance brokers	First lien senior secured revolving loan ($6.3 par due 11/2022)	7.52% (Libor + 5.00%/M)	11/17/2016	6.3	6.2	(2)(15)
		Second lien senior secured loan ($27.0 par due 11/2023)	11.65% (Libor + 9.00%/Q)	11/17/2016	27.0	26.5	(2)(15)
					33.3	32.7
					1,421.5	1,423.4		19.50%
Commercial and Professional Services
Accommodations Plus Technologies LLC and Accommodations Plus Technologies Holdings LLC (19)	Provider of outsourced crew accommodations and logistics management solutions to the airline industry	First lien senior secured loan ($12.5 par due 5/2024)	7.62% (Libor + 5.00%/S)	5/11/2018	12.5	12.5	(2)(15)
		Class A common units (236,358 units)		5/11/2018	4.5	6.4
					17.0	18.9
AMCP Clean Intermediate, LLC (19)	Provider of janitorial and facilities management services	First lien senior secured revolving loan	—	10/1/2018	—	—	(17)
		First lien senior secured loan ($7.6 par due 10/2024)	8.30% (Libor + 5.50%/Q)	10/1/2018	7.6	7.5	(2)(15)
					7.6	7.5
Capstone Logistics Acquisition, Inc. (19)	Outsourced supply chain solutions provider to operators of distribution centers	First lien senior secured revolving loan ($0.2 par due 4/2021)	9.00% (Base Rate + 3.50%/Q)	2/8/2018	0.2	0.2	(2)(15)(18)
Cozzini Bros., Inc. and BH-Sharp Holdings LP (19)	Provider of commercial knife sharpening and cutlery services in the restaurant industry	First lien senior secured revolving loan ($1.5 par due 3/2023)	8.02% (Libor + 5.50%/M)	3/10/2017	1.5	1.5	(2)(15)
		First lien senior secured loan ($6.6 par due 3/2023)	8.02% (Libor + 5.50%/M)	3/10/2017	6.6	6.6	(2)(15)
		First lien senior secured loan ($11.6 par due 3/2023)	8.02% (Libor + 5.50%/M)	3/10/2017	11.6	11.6	(4)(15)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Common units (2,950,000 units)		3/10/2017	3.0	3.4	(2)
					22.7	23.1
Crown Health Care Laundry Services, LLC and Crown Laundry Holdings, LLC (6)(19)	Provider of outsourced healthcare linen management solutions	First lien senior secured revolving loan	—	3/13/2014	—	—	(17)
		First lien senior secured loan ($11.9 par due 12/2021)	9.27% (Libor + 6.75%/M)	4/6/2017	11.9	11.9	(2)(15)
		First lien senior secured loan ($12.0 par due 12/2021)	9.27% (Libor + 6.75%/M)	6/12/2018	12.0	12.0	(2)(15)
		First lien senior secured loan ($10.1 par due 12/2021)	9.27% (Libor + 6.75%/M)	3/13/2014	10.1	10.1	(3)(15)
		Class A preferred units (3,393,973 units)		3/13/2014	4.0	2.9	(2)
		Class B common units (377,108 units)		3/13/2014	0.4	2.2	(2)
					38.4	39.1
DTI Holdco, Inc. and OPE DTI Holdings, Inc. (19)	Provider of legal process outsourcing and managed services	First lien senior secured revolving loan ($0.9 par due 9/2021)	6.93% (Libor + 4.50%/M)	9/23/2016	0.9	0.9	(2)(15)
		First lien senior secured revolving loan ($1.3 par due 9/2021)	6.97% (Libor + 4.50%/M)	9/23/2016	1.3	1.3	(2)(15)
		Class A common stock (7,500 shares)		8/19/2014	7.5	7.4	(2)
		Class B common stock (7,500 shares)		8/19/2014	—	—	(2)
					9.7	9.6
ETG Holdings, Inc. (7)	Manufacturer of industrial woven products	Common stock (3,000 shares)		1/3/2017	—	—
Gordian Group, LLC	Provider of nationwide investment banking and advisory services	Common stock (526 shares)		11/30/2012	—	—	(2)
HAI Acquisition Corporation and Aloha Topco, LLC (19)	Professional employer organization offering human resources, compliance and risk management services	First lien senior secured loan ($66.2 par due 11/2024)	8.59% (Libor + 6.00%/Q)	11/1/2017	66.2	65.6	(3)(15)
		Class A units (16,980 units)		11/1/2017	1.7	1.8	(2)
					67.9	67.4
Heritage Food Service Group, Inc. and WCI-HFG Holdings, LLC	Distributor of repair and replacement parts for commercial kitchen equipment	Second lien senior secured loan ($31.6 par due 10/2022)	11.00% (Libor + 8.50%/S)	10/20/2015	31.6	31.6	(2)(15)
		Preferred units (3,000,000 units)		10/20/2015	3.0	4.5	(2)
					34.6	36.1
IMIA Holdings, Inc. (19)	Marine preservation maintenance company	First lien senior secured revolving loan	—	10/26/2018	—	—	(17)
		First lien senior secured loan ($2.8 par due 10/2024)	7.30% (Libor + 4.50%/Q)	10/26/2018	2.8	2.8	(2)(15)
		First lien senior secured loan ($18.0 par due 10/2024)	7.30% (Libor + 4.50%/Q)	10/26/2018	17.9	17.9	(3)(15)
					20.7	20.7
Implementation Management Assistance, LLC (19)	Revenue cycle consulting firm to the healthcare industry	First lien senior secured revolving loan ($5.5 par due 12/2023)	9.00% (Base Rate + 3.50%/Q)	12/13/2017	5.5	5.5	(2)(15)
		First lien senior secured loan ($17.0 par due 12/2023)	7.30% (Libor + 4.50%/Q)	12/13/2017	17.0	16.8	(2)(15)
					22.5	22.3
IQMS	Provider of enterprise resource planning and manufacturing execution software for small and midsized manufacturers	First lien senior secured loan ($22.5 par due 3/2022)	12.75% (Base Rate + 7.25%/Q)	3/28/2017	22.5	22.5	(3)(15)
		First lien senior secured loan ($14.9 par due 3/2022)	12.75% (Base Rate + 7.25%/Q)	3/28/2017	14.9	14.9	(4)(15)
					37.4	37.4

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
IRI Holdings, Inc., IRI Group Holdings, Inc. and IRI Parent, L.P.	Market research company focused on the consumer packaged goods industry	First lien senior secured loan ($79.0 par due 11/2025)	7.02% (Libor + 4.50%/M)	11/30/2018	78.2	77.4	(2)(15)
		Second lien senior secured loan ($86.8 par due 11/2026)	10.52% (Libor + 8.00%/M)	11/30/2018	85.3	85.1	(2)(15)
		Series A-1 preferred shares (46,900 shares)	13.39% PIK (Libor + 10.50%/S)	11/30/2018	46.2	46.9	(2)(15)
		Class A-1 common units (90,500 units)		11/30/2018	9.1	9.1	(2)
					218.8	218.5
Kaufman, Hall & Associates, LLC (19)	Provider of specialty advisory services and software solutions to the healthcare market	First lien senior secured loan ($25.0 par due 5/2025)	7.64% (Libor + 5.25%/M)	11/9/2018	25.0	24.8	(2)(15)
KPS Global LLC and Cool Group LLC	Manufacturer of walk-in cooler and freezer systems	First lien senior secured loan ($1.6 par due 4/2022)	5.09% (Libor + 2.63%/M)	4/5/2017	1.6	1.6	(2)(15)
		First lien senior secured loan ($4.4 par due 4/2022)	9.65% (Libor + 7.19%/M)	11/16/2018	4.4	4.4	(2)(15)
		First lien senior secured loan ($10.5 par due 4/2022)	9.61% (Libor + 7.14%/M)	4/5/2017	10.5	10.5	(2)(15)
		First lien senior secured loan ($5.2 par due 4/2022)	9.61% (Libor + 7.14%/M)	4/5/2017	5.2	5.2	(4)(15)
		Class A units (13,292 units)		9/21/2018	1.1	1.4
					22.8	23.1
Labstat International Inc. (8)(19)	Lab testing services for nicotine containing products	First lien senior secured loan ($5.0 par due 6/2024)	8.55% (CIBOR + 6.25%/Q)	10/19/2018	5.2	5.0	(2)(15)
		First lien senior secured loan ($19.2 par due 6/2024)	8.55% (CIBOR + 6.25%/Q)	6/25/2018	19.8	19.2	(2)(15)
					25.0	24.2
LLSC Holdings Corporation (dba Lawrence Merchandising Services) (7)	Marketing services provider	Series A preferred stock (9,000 shares)		1/3/2017	1.8	0.4
		Common stock (1,000 shares)		1/3/2017	—	—
					1.8	0.4
Microstar Logistics LLC, Microstar Global Asset Management LLC, and MStar Holding Corporation	Keg management solutions provider	Second lien senior secured loan ($57.5 par due 8/2021)	10.02% (Libor + 7.50%/M)	12/14/2012	57.5	57.5	(2)(15)
		Second lien senior secured loan ($75.0 par due 8/2021)	10.02% (Libor + 7.50%/M)	12/14/2012	75.0	75.0	(3)(15)
		Second lien senior secured loan ($10.0 par due 8/2021)	10.02% (Libor + 7.50%/M)	12/14/2012	10.0	10.0	(4)(15)
		Common stock (54,710 shares)		12/14/2012	4.9	8.2	(2)
					147.4	150.7
MPH Energy Holdings, LP	Operator of municipal recycling facilities	Limited partnership interest (3.13% interest)		1/8/2014	—	—	(2)
MSHC, Inc. (19)	Heating, ventilation and air conditioning services provider	First lien senior secured revolving loan ($1.6 par due 7/2022)	8.75% (Base Rate + 3.25%/Q)	7/31/2017	1.6	1.6	(2)(15)
		First lien senior secured loan ($1.0 par due 7/2023)	6.89% (Libor + 4.25%/Q)	7/31/2017	1.0	1.0	(2)(15)
		Second lien senior secured loan ($7.9 par due 7/2024)	10.78% (Libor + 8.25%/Q)	6/27/2018	7.9	7.9	(2)(15)
		Second lien senior secured loan ($9.8 par due 7/2024)	10.96% (Libor + 8.25%/Q)	6/27/2018	9.8	9.8	(2)(15)
		Second lien senior secured loan ($4.8 par due 7/2024)	11.05% (Libor + 8.25%/Q)	7/31/2017	4.8	4.8	(2)(15)
		Second lien senior secured loan ($46.0 par due 7/2024)	11.05% (Libor + 8.25%/Q)	7/31/2017	46.0	46.0	(2)(15)
					71.1	71.1

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
MVL Group, Inc. (7)	Marketing research provider	Common stock (560,716 shares)		4/1/2010	—	—	(2)
NAS, LLC, Nationwide Marketing Group, LLC and Nationwide Administrative Services, Inc.	Buying and marketing services organization for appliance, furniture and consumer electronics dealers	Second lien senior secured loan ($24.1 par due 12/2021)	11.15% (Libor + 8.75%/Q)	6/1/2015	24.1	24.1	(2)(15)
		Second lien senior secured loan ($7.0 par due 12/2021)	11.14% (Libor + 8.75%/Q)	6/1/2015	7.0	7.0	(2)(15)
					31.1	31.1
NM GRC HOLDCO, LLC (19)	Regulatory compliance services provider to financial institutions	First lien senior secured loan ($19.3 par due 2/2024)	8.80% (Libor + 6.00%/Q)	2/9/2018	19.3	19.3	(2)(15)
		First lien senior secured loan ($60.6 par due 2/2024)	8.80% (Libor + 6.00%/Q)	2/9/2018	60.1	60.6	(2)(15)
					79.4	79.9
PHL Investors, Inc., and PHL Holding Co. (7)	Mortgage services	Class A common stock (576 shares)		7/31/2012	3.8	—	(2)
QC Supply, LLC (19)	Specialty distributor and solutions provider to the swine and poultry markets	First lien senior secured revolving loan ($9.0 par due 12/2021)	8.52% (Libor + 6.00%/M)	12/29/2016	9.0	8.5	(2)(15)
		First lien senior secured loan ($8.7 par due 12/2022)	8.52% (Libor + 6.00%/M)	12/29/2016	8.7	8.2	(2)(15)
		First lien senior secured loan ($11.1 par due 12/2022)	8.52% (Libor + 6.00%/M)	12/29/2016	11.1	10.5	(2)(15)
		First lien senior secured loan ($14.7 par due 12/2022)	8.52% (Libor + 6.00%/M)	12/29/2016	14.7	13.9	(4)(15)
					43.5	41.1
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	0.3	0.2	(2)
RE Community Holdings GP, LLC and RE Community Holdings, LP	Operator of municipal recycling facilities	Limited partnership interest (2.86% interest)		3/1/2011	—	—	(2)
		Limited partnership interest (2.49% interest)		3/1/2011	—	—	(2)
					—	—
RuffaloCODY, LLC (19)	Provider of student fundraising and enrollment management services	First lien senior secured revolving loan	—	5/29/2013	—	—	(2)(17)
SecurAmerica, LLC, ERMC LLC, ERMC Of America, LLC, SecurAmerica Corporation, ERMC Aviation LLC, American Security Programs, Inc., USI LLC and Argenbright Holdings IV, LLC (19)	Provider of outsourced manned security guard services, outsourced facilities management and outsourced aviation services	First lien senior secured loan ($26.1 par due 12/2023)	9.23% (Libor + 6.75%/M)	12/21/2018	26.1	25.8	(2)(15)
Soil Safe, Inc. and Soil Safe Acquisition Corp. (7)(19)	Provider of soil treatment, recycling and placement services	First lien senior secured revolving loan	—	1/3/2017	—	—	(17)
		First lien senior secured loan ($18.0 par due 1/2020)	8.77% (Libor + 6.25%/M)	1/3/2017	18.0	18.0	(2)(15)
		Second lien senior secured loan ($12.7 par due 6/2020)	10.75% (Libor + 7.75%/M)	1/3/2017	12.7	12.7	(2)(15)
		Senior subordinated loan ($43.4 par due 12/2020)	16.50% PIK	1/3/2017	43.4	43.4	(2)
		Senior subordinated loan ($36.5 par due 12/2020)	14.50% PIK	1/3/2017	36.5	36.5	(2)
		Senior subordinated loan ($36.4 par due 12/2020)		1/3/2017	11.5	10.2	(2)(14)
		Common stock (810 shares)		1/3/2017	—	—
					122.1	120.8
Sonny's Enterprises, LLC (19)	Manufacturer and supplier of car wash equipment, parts and supplies to the conveyorized car wash market	First lien senior secured revolving loan ($0.2 par due 12/2022)	6.77% (Libor + 4.25%/M)	11/30/2017	0.2	0.2	(2)(15)
Startec Equity, LLC (7)	Communication services	Member interest		4/1/2010	—	—
TDG Group Holding Company and TDG Co-Invest, LP (19)	Operator of multiple franchise concepts primarily related to home maintenance or repairs	First lien senior secured revolving loan ($0.0 par due 5/2024)	8.02% (Libor + 5.50%/M)	5/31/2018	—	—	(2)(15)(18)
		First lien senior secured loan ($3.2 par due 5/2024)	8.30% (Libor + 5.50%/Q)	5/31/2018	3.2	3.2	(2)(15)

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Warrant to purchase up to 2,070,511 shares of preferred stock (expires 8/2027)		8/31/2017	3.9	3.9	(2)
					88.9	93.1
VLS Recovery Services, LLC (19)	Provider of commercial and industrial waste processing and disposal services	First lien senior secured revolving loan ($0.5 par due 10/2023)	8.46% (Libor + 6.00%/M)	10/17/2017	0.5	0.5	(2)(15)(18)
		First lien senior secured revolving loan ($1.1 par due 10/2023)	8.47% (Libor + 6.00%/M)	10/17/2017	1.1	1.1	(2)(15)(18)
		First lien senior secured revolving loan ($1.1 par due 10/2023)	8.38% (Libor + 6.00%/M)	10/17/2017	1.1	1.1	(2)(15)(18)
		First lien senior secured revolving loan ($0.5 par due 10/2023)	8.40% (Libor + 6.00%/M)	10/17/2017	0.5	0.5	(2)(15)(18)
		First lien senior secured loan ($5.1 par due 10/2023)	8.47% (Libor + 6.00%/M)	10/17/2017	5.1	5.1	(2)(15)
		First lien senior secured loan ($6.8 par due 10/2023)	8.46% (Libor + 6.00%/M)	10/17/2017	6.8	6.8	(2)(15)
					15.1	15.1
VRC Companies, LLC (19)	Provider of records and information management services	First lien senior secured revolving loan ($0.6 par due 3/2022)	9.02% (Libor + 6.50%/M)	4/17/2017	0.6	0.6	(2)(15)
		First lien senior secured revolving loan ($0.2 par due 3/2022)	11.00% (Base Rate + 5.50%/M)	4/17/2017	0.2	0.2	(2)(15)
		First lien senior secured loan ($2.3 par due 3/2023)	9.02% (Libor + 6.50%/M)	3/31/2017	2.3	2.3	(2)(15)
		First lien senior secured loan ($0.2 par due 3/2023)	9.11% (Libor + 6.50%/S)	9/28/2018	0.2	0.2	(2)(15)
		First lien senior secured loan ($5.0 par due 3/2023)	9.02% (Libor + 6.50%/S)	9/28/2018	5.0	5.0	(2)(15)
					8.3	8.3
XIFIN, Inc. (19)	Revenue cycle management provider to labs	First lien senior secured revolving loan	—	2/8/2018	—	—	(17)
					1,268.1	1,292.3		17.70%
Consumer Durables and Apparel
Badger Sportswear Acquisition, Inc.	Provider of team uniforms and athletic wear	Second lien senior secured loan ($56.8 par due 3/2024)	11.51% (Libor + 9.00%/M)	9/6/2016	56.7	56.8	(2)(15)
BRG Sports, Inc.	Designer, manufacturer and licensor of branded sporting goods	Preferred stock (2,009 shares)		1/3/2017	—	—
		Common stock (6,566,655 shares)		1/3/2017	—	0.2
					—	0.2
CB Trestles OpCo, LLC (19)	Apparel retailer	First lien senior secured loan ($26.5 par due 10/2024)	8.51% (Libor + 5.75%/S)	10/26/2018	26.5	26.3	(3)(15)
Centric Brands Inc. (fka Differential Brands Group (19)	Designer, marketer and distributor of licensed and owned apparel	First lien senior secured loan ($58.8 par due 10/2023)	8.51% (Libor + 6.00%/Q)	10/29/2018	58.8	58.2	(3)(15)
		Common stock (3,077,875 shares)		10/29/2018	24.6	24.6	(2)
					83.4	82.8
Feradyne Outdoors, LLC and Bowhunter Holdings, LLC	Provider of branded archery and bowhunting accessories	Common units (421 units)		4/24/2014	4.2	0.2	(2)
Implus Footcare, LLC	Provider of footwear and other accessories	First lien senior secured loan ($14.2 par due 4/2021)	9.55% (Libor + 6.75%/Q)	6/1/2017	14.2	14.2	(2)(15)
		First lien senior secured loan ($5.0 par due 4/2021)	9.55% (Libor + 6.75%/Q)	7/17/2018	5.0	5.0	(2)(15)
		First lien senior secured loan ($76.4 par due 4/2021)	9.55% (Libor + 6.75%/Q)	6/1/2017	76.4	76.4	(2)(15)
		First lien senior secured loan ($19.3 par due 4/2021)	9.55% (Libor + 6.75%/Q)	6/1/2017	19.3	19.3	(4)(15)
		First lien senior secured loan ($0.2 par due 4/2021)	9.55% (Libor + 6.75%/Q)	6/30/2016	0.2	0.2	(2)(15)
					115.1	115.1

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Indra Holdings Corp.	Designer, marketer, and distributor of rain and cold weather products	First lien senior secured loan ($10.0 par due 5/2021)	6.77% (Libor + 4.25%/M)	1/22/2018	6.8	6.2	(2)(15)
		Second lien senior secured loan ($80.0 par due 11/2021)		5/1/2014	68.1	19.9	(2)(15)
					74.9	26.1
Mckenzie Sports Products, LLC (19)	Designer, manufacturer and distributor of hunting-related supplies	First lien senior secured revolving loan ($2.2 par due 9/2020)	6.27% (Libor + 3.75%/M)	9/18/2014	2.2	2.2	(2)(15)
		First lien senior secured revolving loan ($0.7 par due 9/2020)	8.25% (Base Rate + 2.75%/M)	9/18/2014	0.7	0.7	(2)(15)
		First lien senior secured loan ($5.5 par due 9/2020)	8.27% (Libor + 5.75%/M)	9/18/2014	5.5	5.5	(3)(15)
		First lien senior secured loan ($84.5 par due 9/2020)	9.61% (Libor + 7.09%/M)	9/18/2014	84.5	84.5	(3)(11)(15)
					92.9	92.9
Pelican Products, Inc.	Flashlights manufacturer	Second lien senior secured loan ($27.3 par due 5/2026)	10.13% (Libor + 7.75%/M)	5/4/2018	27.1	27.1	(2)(15)
S Toys Holdings LLC (fka The Step2 Company, LLC) (7)	Toy manufacturer	Common units (1,116,879 units)		4/1/2011	—	0.4
		Class B common units (126,278,000 units)		10/30/2014	—	—	(2)
		Warrant to purchase up to 3,157,895 units		4/1/2010	—	—
					—	0.4
SHO Holding I Corporation	Manufacturer and distributor of slip resistant footwear	Second lien senior secured loan ($100.0 par due 4/2023)	11.03% (Libor + 8.50%/Q)	10/27/2015	98.5	91.0	(2)(15)
Shock Doctor, Inc. and Shock Doctor Holdings, LLC (6)	Developer, marketer and distributor of sports protection equipment and accessories	Second lien senior secured loan ($89.4 par due 10/2021)	13.49% (Libor + 11.00%/Q)	4/22/2015	89.4	79.6	(2)(15)
		Class A preferred units (50,000 units)		3/14/2014	5.0	1.0	(2)
		Class C preferred units (50,000 units)		4/22/2015	5.0	1.0	(2)
					99.4	81.6
Simpson Performance Products, Inc.	Provider of motorsports safety equipment	First lien senior secured loan ($28.3 par due 2/2020)	10.28% (Libor + 7.48%/Q)	2/20/2015	28.3	28.3	(3)(15)
Singer Sewing Company, SVP-Singer Holdings, LLC and SVP-Singer Holdings LP (7)(19)	Manufacturer of consumer sewing machines	First lien senior secured revolving loan ($72.6 par due 3/2023)	11.39% (Libor + 9.00%/Q)	7/26/2017	72.6	72.6	(2)(15)(18)
		First lien senior secured revolving loan ($4.0 par due 3/2023)	11.38% (Libor + 9.00%/Q)	7/26/2017	4.0	4.0	(2)(15)(18)
		First lien senior secured loan ($180.9 par due 3/2023)	5.00% (Libor + 2.61%/Q)	7/26/2017	174.6	159.1	(2)(15)
		Class A common units (6,500,000 units)		7/26/2017	—	—	(2)
					251.2	235.7
Varsity Brands Holding Co., Inc. and BCPE Hercules Holdings, LP	Leading manufacturer and distributor of textiles, apparel & luxury goods	Second lien senior secured loan ($21.1 par due 12/2025)	10.77% (Libor + 8.25%/M)	7/30/2018	21.1	21.1	(2)(15)
		Second lien senior secured loan ($47.7 par due 12/2025)	10.77% (Libor + 8.25%/M)	12/15/2017	47.7	47.7	(2)(15)
		Second lien senior secured loan ($75.0 par due 12/2025)	10.77% (Libor + 8.25%/M)	12/15/2017	75.0	75.0	(3)(15)
		Class A units (1,400 units)		7/30/2018	1.4	1.5	(2)
					145.2	145.3
					1,103.4	1,009.8		13.83%
Consumer Services
1A Smart Start, LLC (19)	Provider of ignition interlock devices	First lien senior secured revolving loan	—	2/8/2018	—	—	(17)

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					24.7	24.2
					789.6	779.3		10.68%
Investment Funds and Vehicles
ACAS Equity Holdings Corporation (7)(9)	Investment company	Common stock (589 shares)		1/3/2017	0.4	0.4
Ares IIIR/IVR CLO Ltd. (7)(8)(9)	Investment vehicle	Subordinated notes ($20.0 par due 4/2021)		1/3/2017	—	0.1
Blue Wolf Capital Fund II, L.P. (6)(8)(9)	Investment partnership	Limited partnership interest (8.50% interest)		1/3/2017	1.6	2.5	(22)
Carlyle Global Market Strategies CLO 2015-3 (8)(9)	Investment vehicle	Subordinated notes ($24.6 par due 7/2028)	13.7%	1/3/2017	14.7	17.1
Centurion CDO 8 Limited (8)(9)	Investment vehicle	Subordinated notes ($5.0 par due 3/2019)		1/3/2017	—	—
CoLTs 2005-1 Ltd. (7)(8)(9)	Investment vehicle	Preferred shares (360 shares)		1/3/2017	—	—
CoLTs 2005-2 Ltd. (7)(8)(9)	Investment vehicle	Preferred shares (34,170,000 shares)		1/3/2017	—	—
CREST Exeter Street Solar 2004-1 (8)(9)	Investment vehicle	Preferred shares (3,500,000 shares)		1/3/2017	—	—
Eaton Vance CDO X plc (8)(9)	Investment vehicle	Subordinated notes ($9.2 par due 2/2027)		1/3/2017	—	0.1
European Capital UK SME Debt LP (6)(8)(9)(20)	Investment partnership	Limited partnership interest (45% interest)		1/3/2017	38.6	39.5
HCI Equity, LLC (7)(8)(9)	Investment company	Member interest (100.00% interest)		4/1/2010	—	0.1	(22)
Herbert Park B.V. (8)(9)	Investment vehicle	Subordinated notes ($6.1 par due 10/2026)		1/3/2017	0.9	—
Montgomery Lane, LLC and Montgomery Lane, Ltd. (7)(8)(9)	Investment company	Common stock (100 shares)		1/3/2017	—	—
		Common stock (50,000 shares)		1/3/2017	—	—
					—	—
OHA Credit Partners XI (8)(9)	Investment vehicle	Subordinated notes ($17.8 par due 1/2032)	13.5%	1/3/2017	13.5	13.6
Partnership Capital Growth Fund I, L.P. (6)(9)	Investment partnership	Limited partnership interest (25.00% interest)		6/16/2006	—	0.1	(2)(22)
Partnership Capital Growth Investors III, L.P. (9)(20)	Investment partnership	Limited partnership interest (2.50% interest)		10/5/2011	2.5	4.2	(2)(22)
PCG-Ares Sidecar Investment II, L.P. (6)(9)(20)	Investment partnership	Limited partnership interest (100.00% interest)		10/31/2014	6.7	17.4	(2)
PCG-Ares Sidecar Investment, L.P. (6)(9)(20)	Investment partnership	Limited partnership interest (100.00% interest)		5/22/2014	4.5	4.4	(2)
Piper Jaffray Merchant Banking Fund I, L.P. (9)(20)	Investment partnership	Limited partnership interest (2.00% interest)		8/16/2012	1.4	1.4	(22)
Senior Direct Lending Program, LLC (7)(9)(21)	Co-investment vehicle	Subordinated certificates ($651.7 par due 12/2036)	10.81% (Libor + 8.00%/Q)(16)	7/27/2016	651.7	651.7	(15)
		Member interest (87.50% interest)		7/27/2016	—	—	(15)
					651.7	651.7
Vitesse CLO, Ltd. (8)(9)	Investment vehicle	Preferred shares (20,000,000 shares)		1/3/2017	—	—
Voya CLO 2014-4 Ltd. (8)(9)	Investment vehicle	Subordinated notes ($26.7 par due 7/2031)	15.6%	1/3/2017	14.6	13.8
VSC Investors LLC (9)	Investment company	Membership interest (1.95% interest)		1/24/2008	0.3	1.1	(2)(22)
					751.4	767.5		10.51%
Capital Goods
AEP Holdings, Inc. and Arrowhead Holdco Company	Distributor of non-discretionary, mission-critical aftermarket replacement parts	First lien senior secured loan ($0.1 par due 8/2021)	8.35% (Libor + 6.00%/S)	6/28/2018	0.1	0.1	(2)(15)
		First lien senior secured loan ($27.4 par due 8/2021)	8.51% (Libor + 6.00%/S)	6/28/2018	27.3	26.8	(2)(15)
		Common stock (3,467 shares)		8/31/2015	3.5	2.7	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					30.9	29.6
Alphabet Energy, Inc.	Technology developer to convert waste-heat into electricity	First lien senior secured loan ($3.5 par due 8/2017)		12/16/2013	2.9	—	(2)(14)
		Series 1B preferred stock (12,976 shares)		6/21/2016	0.2	—	(2)
		Warrant to purchase up to 125,000 shares of Series 2 preferred stock (expires 12/2023)		6/30/2016	0.1	—	(2)
					3.2	—
Cadence Aerospace, LLC (19)	Aerospace precision components manufacturer	First lien senior secured revolving loan	—	11/14/2017	—	—	(17)
		First lien senior secured loan ($32.2 par due 11/2023)	9.11% (Libor + 6.50%/Q)	11/14/2017	31.9	32.2	(3)(15)
		First lien senior secured loan ($10.0 par due 11/2023)	8.91% (Libor + 6.50%/Q)	7/5/2018	10.0	10.0	(2)(15)
					41.9	42.2
DFS Holding Company, Inc.	Distributor of maintenance, repair, and operations parts, supplies, and equipment to the foodservice industry	First lien senior secured loan ($4.6 par due 2/2022)	8.27% (Libor + 5.75%/M)	3/1/2017	4.6	4.5	(2)(15)
		First lien senior secured loan ($85.8 par due 2/2022)	8.27% (Libor + 5.75%/M)	7/26/2017	85.8	83.2	(2)(15)
		First lien senior secured loan ($93.5 par due 2/2022)	8.27% (Libor + 5.75%/M)	7/26/2017	93.5	90.7	(3)(15)
					183.9	178.4
Dorner Holding Corp. (19)	Manufacturer of precision unit conveyors	First lien senior secured revolving loan ($0.2 par due 3/2022)	10.25% (Base Rate + 4.75%/Q)	3/15/2017	0.2	0.2	(2)(15)
ECI Purchaser Company, LLC	Manufacturer of equipment to safely control pressurized gases	First lien senior secured loan ($21.8 par due 12/2019)	9.13% (Libor + 6.25%/Q)	7/26/2017	21.8	21.5	(2)(15)
		First lien senior secured loan ($88.7 par due 12/2019)	8.15% (Libor + 5.25%/Q)	7/26/2017	88.7	87.8	(2)(15)
		First lien senior secured loan ($74.8 par due 12/2019)	8.15% (Libor + 5.25%/Q)	7/26/2017	74.8	74.0	(3)(15)
		First lien senior secured loan ($0.3 par due 12/2019)	9.13% (Libor + 6.25%/Q)	7/26/2017	0.3	0.3	(2)(15)
		First lien senior secured loan ($0.2 par due 12/2019)	9.13% (Libor + 6.25%/Q)	7/26/2017	0.2	0.2	(3)(15)
					185.8	183.8
EN Engineering, L.L.C. (19)	National utility services firm providing engineering and consulting services to natural gas, electric power and other energy and industrial end markets	First lien senior secured loan ($0.3 par due 6/2021)	7.02% (Libor + 4.50%/M)	6/30/2015	0.3	0.3	(2)(15)
		First lien senior secured loan ($6.8 par due 6/2021)	7.02% (Libor + 4.50%/M)	6/30/2015	6.8	6.8	(2)(15)
					7.1	7.1
ESCP PPG Holdings, LLC (6)	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	Class A units (3,500,000 units)		12/14/2016	3.5	2.4	(2)
Flow Control Solutions, Inc. (19)	Distributor and manufacturer of flow control systems components	First lien senior secured revolving loan ($0.4 par due 11/2024)	8.05% (Libor + 5.25%/Q)	11/21/2018	0.4	0.4	(2)(15)
		First lien senior secured loan ($13.7 par due 11/2024)	8.05% (Libor + 5.25%/Q)	11/21/2018	13.7	13.6	(3)(15)
					14.1	14.0
Harvey Tool Company, LLC (19)	Manufacturer of cutting tools used in the metalworking industry	First lien senior secured revolving loan ($0.7 par due 10/2023)	7.01% (Libor + 4.50%/M)	10/12/2017	0.7	0.7	(2)(15)(18)
		First lien senior secured loan ($20.5 par due 10/2024)	7.55% (Libor + 4.75%/Q)	10/12/2017	20.5	20.5	(2)(15)
		First lien senior secured loan ($19.8 par due 10/2024)	7.55% (Libor + 4.75%/Q)	10/12/2017	19.8	19.8	(4)(15)
		Second lien senior secured loan ($43.7 par due 10/2025)	10.93% (Libor + 8.50%/Q)	10/12/2017	43.7	43.7	(2)(15)
					84.7	84.7

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation (7)	Provider of high-speed intelligent document scanning hardware and software	Senior subordinated loan ($8.3 par due 6/2022)	14%	1/3/2017	8.1	8.3	(2)
		Senior subordinated loan ($8.3 par due 6/2022)	14%	1/3/2017	8.1	8.3	(2)
		Series A preferred stock (66,424,135 shares)		1/3/2017	—	8.0
		Class A common stock (33,173 shares)		1/3/2017	—	—
		Class B common stock (134,214 shares)		1/3/2017	—	—
					16.2	24.6
LTG Acquisition, Inc.	Designer and manufacturer of display, lighting and passenger communication systems for mass transportation markets	Class A membership units (5,000 units)		1/3/2017	5.1	4.1
MB Aerospace Holdings II Corp.	Aerospace engine components manufacturer	Second lien senior secured loan ($68.4 par due 1/2026)	11.30% (Libor + 8.50%/Q)	1/22/2018	68.4	68.4	(2)(15)
Saw Mill PCG Partners LLC	Manufacturer of metal precision engineered components	Common units (1,000 units)		1/30/2007	1.0	—	(2)
Sunk Rock Foundry Partners LP, Hatteras Electrical Manufacturing Holding Company and Sigma Electric Manufacturing Corporation (19)	Manufacturer of metal castings, precision machined components and sub-assemblies in the electrical products, power transmission and distribution and general industrial markets	First lien senior secured revolving loan ($2.4 par due 10/2022)	7.55% (Libor + 4.75%/Q)	10/31/2017	2.4	2.4	(2)(15)(18)
		First lien senior secured loan ($11.3 par due 10/2023)	7.55% (Libor + 4.75%/Q)	10/31/2017	11.3	11.3	(2)(15)
		First lien senior secured loan ($12.4 par due 10/2023)	7.55% (Libor + 4.75%/Q)	10/31/2017	12.4	12.4	(2)(15)
					26.1	26.1
					672.1	665.6		9.12%
Diversified Financials
Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($28.0 par due 8/2022)	12.10% (Libor + 9.75%/M)	5/10/2012	28.0	28.0	(2)(15)
DFC Global Facility Borrower II LLC (19)	Non-bank provider of alternative financial services	First lien senior secured revolving loan ($94.6 par due 9/2022)	13.10% (Libor + 10.75%/M)	9/27/2017	94.6	94.6	(2)(15)
Financial Asset Management Systems, Inc. and FAMS Holdings, Inc. (6)	Debt collection services provider	Common stock (180 shares)		1/11/2017	—	—	(2)
Ivy Hill Asset Management, L.P. (7)(9)	Asset management services	Member interest (100.00% interest)		6/15/2009	444.0	517.9
Javlin Three LLC, Javlin Four LLC, and Javlin Five LLC (9)	Asset-backed financial services company	First lien senior secured loan ($16.0 par due 6/2017)		6/24/2014	14.7	10.1	(2)(14)
Joyce Lane Capital LLC and Joyce Lane Financing SPV LLC (fka Ciena Capital LLC) (7)(9)(19)	Specialty finance company	First lien senior secured revolving loan ($0.8 par due 12/2022)	6.81% (Libor + 4.00%/Q)	12/27/2018	0.8	0.8	(2)
		Equity interests		11/29/2010	12.7	3.1	(2)
					13.5	3.9
LS DE LLC and LM LSQ Investors LLC (9)	Asset based lender	Senior subordinated loan ($3.0 par due 6/2021)	10.5%	6/15/2017	3.0	3.0	(2)
		Senior subordinated loan ($37.0 par due 3/2024)	10.5%	6/25/2015	37.0	37.0	(2)
		Membership units (3,275,000 units)		6/25/2015	3.3	4.0
					43.3	44.0
Payment Alliance International, Inc. (19)	Reseller of ATM process services through 3rd party processing networks	First lien senior secured revolving loan ($1.3 par due 9/2021)	8.49% (Libor + 6.05%/M)	2/8/2018	1.3	1.3	(2)(15)
		First lien senior secured revolving loan ($2.1 par due 9/2021)	10.30% (Base Rate + 5.05%/M)	2/8/2018	2.1	2.1	(2)(15)
					3.4	3.4
Rialto Management Group, LLC (9)(19)	Investment and asset management platform focused on real estate	First lien senior secured loan ($1.0 par due 12/2024)	7.02% (Libor + 4.50%/M)	11/30/2018	1.0	1.0	(2)(15)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					642.5	702.9		9.63%
Utilities
Apex Clean Energy Holdings, LLC (19)	Developer, builder and owner of utility-scale wind and solar power facilities	First lien senior secured revolving loan	—	12/12/2018	—	—	(17)
		First lien senior secured loan ($95.4 par due 9/2022)	9.55% (Libor + 6.75%/Q)	9/24/2018	95.4	94.5	(2)(15)
					95.4	94.5
CPV Maryland Holding Company II, LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($51.4 par due 12/2020)	6.00% Cash, 5.00% PIK	8/8/2014	51.4	46.8	(2)
DGH Borrower LLC (19)	Developer, owner and operator of quick start, small-scale natural gas-fired power generation projects	First lien senior secured loan ($47.2 par due 6/2023)	9.30% (Libor + 6.50%/Q)	6/8/2018	47.2	47.2	(2)(15)
Green Energy Partners, Stonewall LLC and Panda Stonewall Intermediate Holdings II LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($24.7 par due 11/2021)	8.30% (Libor + 5.50%/Q)	11/13/2014	24.6	24.2	(2)(15)
		Senior subordinated loan ($21.2 par due 12/2021)	8.00% Cash, 5.25% PIK	11/13/2014	21.2	20.4	(2)
		Senior subordinated loan ($99.0 par due 12/2021)	8.00% Cash, 5.25% PIK	11/13/2014	99.0	95.3	(2)
					144.8	139.9
Moxie Patriot LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($32.5 par due 12/2020)	8.55% (Libor + 5.75%/Q)	12/19/2013	32.4	31.9	(2)(15)
Navisun LLC and Navisun Holdings LLC (7)(19)	Owner and operater of commercial and industrial solar projects	First lien senior secured loan ($25.0 par due 11/2023)	8.00% PIK	11/15/2017	25.0	25.0	(2)
		Series A preferred units	10.50% PIK	11/15/2017	2.9	2.9	(2)
		Class A units (550 units)		11/15/2017	—	—
					27.9	27.9
Osmose Utilities Services, Inc. (19)	Provider of structural integrity management services to transmission and distribution infrastructure	First lien senior secured revolving loan ($1.5 par due 8/2020)	10.50% (Base Rate + 5.00%/Q)	1/3/2017	1.5	1.5	(2)(15)(18)
		Second lien senior secured loan ($51.4 par due 8/2023)	10.55% (Libor + 7.75%/Q)	9/3/2015	50.7	51.4	(2)(15)
		Second lien senior secured loan ($34.0 par due 8/2023)	10.55% (Libor + 7.75%/Q)	1/3/2017	33.5	34.0	(2)(15)
					85.7	86.9
Panda Liberty LLC (fka Moxie Liberty LLC)	Gas turbine power generation facilities operator	First lien senior secured loan ($49.6 par due 8/2020)	9.30% (Libor + 6.50%/Q)	4/6/2018	47.0	44.7	(2)(15)
		First lien senior secured loan ($34.0 par due 8/2020)	9.30% (Libor + 6.50%/Q)	8/21/2013	33.9	30.6	(2)(15)
					80.9	75.3
Panda Temple Power, LLC and T1 Power Holdings LLC (6)	Gas turbine power generation facilities operator	Second lien senior secured loan ($9.0 par due 2/2023)	10.46% (Libor + 8.00%/M)	3/6/2015	9.0	9.0	(2)(15)
		Class A Common units (616,122 shares)		3/6/2015	15.0	13.0	(2)
					24.0	22.0
PERC Holdings 1 LLC	Operator of recycled energy, combined heat and power, and energy efficiency facilities	Class B common units (21,653,543 units)		10/20/2014	21.7	34.7	(2)
Riverview Power LLC	Operator of natural gas and oil fired power generation facilities	First lien senior secured loan ($81.2 par due 12/2022)	10.80% (Libor + 8.00%/Q)	12/29/2016	79.7	81.2	(2)(15)
Utility Pipeline, Ltd. (19)	Natural gas distribution management company	First lien senior secured revolving loan ($0.1 par due 4/2022)	6.69% (Libor + 4.00%/Q)	2/8/2018	0.1	0.1	(2)(15)
					691.2	688.4		9.43%

Automobiles & Components
Dent Wizard International Corporation and DWH Equity Investors, L.P.	Automotive reconditioning services	Second lien senior secured loan ($50.0 par due 10/2020)	10.51% (Libor + 8.00%/M)	4/7/2015	50.0	50.0	(2)(15)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Class A common stock (10,000 shares)		4/7/2015	0.2	0.6	(2)
		Class B common stock (20,000 shares)		4/7/2015	0.4	1.3	(2)
					50.6	51.9
Eckler Industries, Inc. and Eckler Purchaser LLC (7)(19)	Restoration parts and accessories provider for classic automobiles	First lien senior secured revolving loan ($1.3 par due 5/2022)	12%	7/12/2012	1.3	1.3	(2)
		First lien senior secured loan ($18.3 par due 5/2022)	12%	7/12/2012	18.1	18.3	(2)
		Class A preferred units (67,972 units)		7/12/2012	15.9	3.2	(2)
		Class A common units (67,972 units)		7/12/2012	0.5	—	(2)
					35.8	22.8
GB Auto Service Holdings, LLC (19)	Automotive parts and repair services retailer	First lien senior secured loan ($22.4 par due 10/2024)	8.47% (Libor + 6.00%/M)	10/19/2018	22.4	22.2	(3)(15)
		Common units (3,700,000 units)		10/19/2018	4.6	4.6	(2)
					27.0	26.8
Mac Lean-Fogg Company and MacLean-Fogg Holdings, L.L.C. (19)	Manufacturer and supplier for the power utility and automotive markets worldwide	First lien senior secured loan ($206.0 par due 12/2025)	7.55% (Libor + 4.75%/Q)	12/21/2018	205.0	204.0	(2)(15)
		Preferred units (70,183 units)	4.50% Cash, 9.25% PIK	10/9/2015	79.2	79.2
					284.2	283.2
Mavis Tire Express Services Corp. and Mavis Tire Express Services TopCo, L.P. (19)	Auto parts retailer	Second lien senior secured loan ($1.4 par due 3/2026)	9.97% (Libor + 7.50%/M)	3/20/2018	1.4	1.4	(2)(15)
		Second lien senior secured loan ($153.9 par due 3/2026)	9.97% (Libor + 7.50%/M)	3/20/2018	151.7	152.4	(2)(15)
		Class A units (12,400,000 units)		3/20/2018	12.4	13.0	(2)
					165.5	166.8
SK SPV IV, LLC	Collision repair site operator	Series A common stock (12,500 units)		8/18/2014	0.6	2.5	(2)
		Series B common stock (12,500 units)		8/18/2014	0.6	2.5	(2)
					1.2	5.0
					564.3	556.5		7.63%
Energy
Joule Unlimited Technologies, Inc. and Stichting Joule Global Foundation	Renewable fuel and chemical production developer	First lien senior secured loan ($7.8 par due 10/2018)		3/31/2015	5.8	—	(2)(14)
		Warrant to purchase up to 32,051 shares of Series C-2 preferred stock (expires 7/2023)		7/25/2013	—	—	(2)(8)
					5.8	—
Murchison Oil and Gas, LLC and Murchison Holdings, LLC (19)	Exploration and production company	First lien senior secured loan ($5.0 par due 10/2023)	10.80% (Libor + 8.00%/Q)	10/26/2018	5.0	5.0	(2)(15)
		First lien senior secured loan ($21.7 par due 10/2023)	10.80% (Libor + 8.00%/Q)	10/26/2018	21.1	21.5	(2)(15)
		Preferred units (21,667 units)		10/26/2018	21.7	21.7
					47.8	48.2
Penn Virginia Holding Corp.	Exploration and production company	Second lien senior secured loan ($90.1 par due 9/2022)	9.53% (Libor + 7.00%/M)	9/28/2017	90.1	90.1	(2)(15)
Petroflow Energy Corporation and TexOak Petro Holdings LLC (6)	Oil and gas exploration and production company	First lien senior secured loan ($10.3 par due 6/2019)		6/29/2016	8.5	8.3	(2)(14)
		Second lien senior secured loan ($26.6 par due 12/2019)		6/29/2016	21.9	—	(2)(14)
		Common units (202,000 units)		6/29/2016	11.1	—

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					41.5	8.3
Sundance Energy, Inc.	Oil and gas producer	Second lien senior secured loan ($60.7 par due 4/2023)	10.81% (Libor + 8.00%/Q)	4/23/2018	59.7	60.7	(2)(15)
VPROP Operating, LLC and Vista Proppants and Logistics, LLC	Sand-based proppant producer and distributor to the oil and natural gas industry	First lien senior secured loan ($28.5 par due 8/2021)	12.24% (Libor + 8.50% Cash, 1.00% PIK/Q)	8/1/2017	28.4	28.5	(2)(15)
		First lien senior secured loan ($35.6 par due 8/2021)	12.24% (Libor + 8.50% Cash, 1.00% PIK/Q)	11/9/2017	35.6	35.6	(2)(15)
		First lien senior secured loan ($15.3 par due 8/2021)	12.24% (Libor + 8.50% Cash, 1.00% PIK/Q)	3/1/2017	15.3	15.3	(2)(15)
		First lien senior secured loan ($76.3 par due 8/2021)	12.24% (Libor + 8.50% Cash, 1.00% PIK/Q)	3/1/2017	76.3	76.3	(3)(15)
		Common units (997,864 units)		11/9/2017	9.7	9.6	(2)
					165.3	165.3
					410.2	372.6		5.11%
Materials
AMZ Holding Corp. (19)	Specialty chemicals manufacturer	First lien senior secured loan ($12.0 par due 6/2022)	7.52% (Libor + 5.00%/M)	6/27/2017	12.0	12.0	(4)(15)
Genomatica, Inc.	Developer of a biotechnology platform for the production of chemical products	Warrant to purchase 322,422 shares of Series D preferred stock (expires 3/2023)		3/28/2013	—	—	(2)
GS Pretium Holdings, Inc.	Manufacturer and supplier of high performance plastic containers	Common stock (500,000 shares)		6/2/2014	0.5	1.0	(2)
Halex Holdings, Inc. (7)(19)	Manufacturer of flooring installation products	First lien senior secured revolving loan ($1.9 par due 12/2018)	—	1/24/2017	1.9	—
		Common stock (51,853 shares)		1/3/2017	—	—
					1.9	—
H-Food Holdings, LLC and Matterhorn Parent, LLC	Food contract manufacturer	First lien senior secured loan ($30.9 par due 5/2025)	6.52% (Libor + 4.00%/M)	11/25/2018	30.6	30.0	(2)(15)
		Second lien senior secured loan ($73.0 par due 3/2026)	9.51% (Libor + 7.00%/M)	11/25/2018	73.0	71.6	(2)(15)
		Common units (5,827 units)		11/25/2018	5.8	5.8
					109.4	107.4
LBP Intermediate Holdings LLC (19)	Manufacturer of paper and corrugated foodservice packaging	First lien senior secured revolving loan	—	7/10/2015	—	—	(17)
		First lien senior secured loan ($11.5 par due 7/2020)	8.12% (Libor + 5.50%/Q)	11/13/2018	11.4	11.3	(2)(15)
		First lien senior secured loan ($11.8 par due 7/2020)	8.30% (Libor + 5.50%/Q)	7/10/2015	11.7	11.7	(3)(15)
		First lien senior secured loan ($5.0 par due 7/2020)	8.30% (Libor + 5.50%/Q)	7/10/2015	5.0	4.9	(4)(15)
					28.1	27.9
NSI Holdings, Inc. (6)	Manufacturer of plastic containers for the wholesale nursery industry	Series A preferred stock (2,192 shares)		1/3/2017	—	—
Plaskolite PPC Intermediate II LLC and Plaskolite PPC Blocker LLC	Manufacturer of specialized acrylic and polycarbonate sheets	First lien senior secured loan ($25.0 par due 12/2025)	6.69% (Libor + 4.25%/Q)	12/14/2018	24.5	24.5	(2)(15)
		Second lien senior secured loan ($55.7 par due 12/2026)	10.19% (Libor + 7.75%/M)	12/14/2018	55.7	54.6	(2)(15)
		Co-Invest units (5,969 units)		12/14/2018	0.6	0.6
					80.8	79.7
Ranpak Corp.	Manufacturer and marketer of paper-based protective packaging systems and materials	Second lien senior secured loan ($8.0 par due 10/2022)	9.71% (Libor + 7.25%/M)	1/3/2017	7.8	8.0	(2)(15)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Sanders Industries Holdings, Inc. and SI Holdings, Inc. (19)	Manufacturer of elastomeric parts, mid-sized composite structures, and composite tooling	First lien senior secured loan ($50.2 par due 5/2020)	8.90% (Libor + 6.50%/Q)	7/21/2017	50.2	50.2	(2)(15)
		First lien senior secured loan ($13.1 par due 5/2020)	8.90% (Libor + 6.50%/Q)	7/21/2017	13.1	13.1	(4)(15)
		Common stock (1,500 shares)		5/30/2014	1.5	1.8	(2)
					64.8	65.1
SCI PH Parent, Inc.	Industrial container manufacturer, reconditioner and servicer	Series B shares (11.4764 shares)		8/24/2018	1.1	1.8	(2)
					306.4	302.9		4.16%
Insurance Services
Achilles Acquisition LLC (19)	Benefits broker and outsourced workflow automation platform provider for brokers	First lien senior secured loan ($16.7 par due 10/2025)	6.56% (Libor + 4.00%/M)	10/11/2018	16.7	16.7	(2)(15)
		First lien senior secured loan ($21.4 par due 10/2025)	6.56% (Libor + 4.00%/M)	10/11/2018	21.4	21.3	(2)(15)
					38.1	38.0
Amynta Agency Borrower Inc. and Amynta Warranty Borrower Inc.	Insurance service provider	First lien senior secured loan ($27.2 par due 2/2025)	6.52% (Libor + 4.00%/M)	12/21/2018	27.2	26.9	(2)(15)
Foundation Risk Partners, Corp. (19)	Full service independent insurance agency	First lien senior secured loan ($7.8 par due 11/2023)	7.10% (Libor + 4.75%/M)	11/10/2017	7.8	7.8	(2)(15)
		First lien senior secured loan ($1.0 par due 11/2023)	7.17% (Libor + 4.75%/Q)	8/9/2018	1.0	1.0	(2)(15)
		First lien senior secured loan ($3.4 par due 11/2023)	7.34% (Libor + 4.75%/Q)	8/9/2018	3.4	3.4	(2)(15)
		First lien senior secured loan ($5.2 par due 11/2023)	7.21% (Libor + 4.75%/Q)	8/9/2018	5.2	5.2	(2)(15)
		First lien senior secured loan ($22.3 par due 11/2023)	7.10% (Libor + 4.75%/M)	11/10/2017	22.3	22.3	(3)(15)
		Second lien senior secured loan ($3.0 par due 11/2024)	10.92% (Libor + 8.50%/Q)	8/9/2018	3.0	3.0	(2)(15)
		Second lien senior secured loan ($12.4 par due 11/2024)	11.09% (Libor + 8.50%/Q)	8/9/2018	12.4	12.4	(2)(15)
		Second lien senior secured loan ($19.1 par due 11/2024)	10.96% (Libor + 8.50%/Q)	8/9/2018	19.1	19.1	(2)(15)
		Second lien senior secured loan ($27.5 par due 11/2024)	10.85% (Libor + 8.50%/M)	11/10/2017	27.5	27.5	(2)(15)
					101.7	101.7
NSM Insurance Group, LLC	Insurance program administrator	First lien senior secured loan ($6.7 par due 5/2024)	7.30% (Libor + 4.50%/Q)	5/11/2018	6.7	6.7	(2)(15)
		First lien senior secured loan ($10.2 par due 5/2024)	7.30% (Libor + 4.50%/Q)	12/3/2018	10.2	10.2	(2)(15)
		First lien senior secured loan ($13.1 par due 5/2024)	7.30% (Libor + 4.50%/Q)	5/11/2018	13.1	13.1	(3)(15)
					30.0	30.0
SCM Insurance Services Inc. (8)(19)	Provider of claims management, claims investigation & support and risk management solutions for the Canadian property and casualty insurance industry	First lien senior secured revolving loan ($2.4 par due 8/2022)	7.95% (CAD Base Rate + 4.00%/Q)	8/29/2017	2.5	2.4	(2)(15)
		First lien senior secured loan ($19.5 par due 8/2024)	7.28% (CIBOR + 5.00%/M)	8/29/2017	21.3	18.9	(2)(15)
		Second lien senior secured loan ($55.6 par due 3/2025)	11.28% (CIBOR + 9.00%/M)	8/29/2017	60.5	52.3	(2)(15)
					84.3	73.6
Worldwide Facilities, LLC (19)	Specialty insurance wholesale broker	First lien senior secured revolving loan ($0.4 par due 4/2024)	6.77% (Libor + 4.25%/M)	5/3/2018	0.4	0.4	(2)(15)
		First lien senior secured loan ($1.3 par due 4/2024)	7.05% (Libor + 4.25%/Q)	5/3/2018	1.3	1.2	(2)(15)
		First lien senior secured loan ($1.6 par due 4/2024)	7.05% (Libor + 4.25%/Q)	5/3/2018	1.6	1.6	(2)(15)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					3.3	3.2
					284.6	273.4		3.76%
Food & Beverage
American Seafoods Group LLC and American Seafoods Partners LLC	Harvester and processor of seafood	Class A units (77,922 units)		8/19/2015	0.1	0.2	(2)
		Warrant to purchase up to 7,422,078 Class A units (expires 8/2035)		8/19/2015	7.4	15.6	(2)
					7.5	15.8
CHG PPC Parent LLC	Diversified food products manufacturer	Second lien senior secured loan ($60.5 par due 3/2026)	10.02% (Libor + 7.50%/M)	3/30/2018	60.5	59.9	(2)(15)
Ferraro Fine Foods Corp. and Italian Fine Foods Holdings L.P. (19)	Specialty Italian food distributor	First lien senior secured revolving loan ($1.3 par due 5/2023)	6.85% (Libor + 4.25%/Q)	5/9/2018	1.3	1.3	(2)(15)
		First lien senior secured loan ($0.7 par due 5/2024)	7.02% (Libor + 4.25%/Q)	12/7/2018	0.7	0.7	(2)(15)
		First lien senior secured loan ($9.4 par due 5/2024)	6.85% (Libor + 4.25%/Q)	5/9/2018	9.4	9.4	(2)(15)
		Class A common units (2,724,000 units)		5/9/2018	2.7	3.1	(2)
					14.1	14.5
Gehl Foods, LLC and GF Parent LLC	Producer of low-acid, aseptic food and beverage products	Class A preferred units		5/13/2015	2.9	—	(2)
		Class A common units (60,000 units)		5/13/2015	0.1	—	(2)
		Class B common units (0.26 units)		5/13/2015	—	—	(2)
					3.0	—
Hometown Food Company (19)	Food distributor	First lien senior secured loan ($9.3 par due 8/2023)	7.78% (Libor + 5.25%/M)	8/31/2018	9.1	9.2	(2)(15)
KC Culinarte Intermediate, LLC	Manufacturer of fresh refrigerated and frozen food products	Second lien senior secured loan ($35.7 par due 8/2026)	10.26% (Libor + 7.75%/M)	8/24/2018	35.7	35.1	(2)(15)
NECCO Holdings, Inc. and New England Confectionery Company, Inc. (7)(19)	Producer and supplier of candy	First lien senior secured revolving loan ($19.9 par due 1/2018)	—	1/3/2017	7.9	2.9	(14)
		First lien senior secured loan ($2.2 par due 8/2018)		11/20/2017	2.1	—	(14)
		First lien senior secured loan ($11.6 par due 1/2018)		1/3/2017	0.9	1.6	(14)
		First lien senior secured loan ($0.7 par due 11/2018)		11/20/2017	0.7	0.1	(14)
		Common stock (860,189 shares)		1/3/2017	—	—
					11.6	4.6
RF HP SCF Investor, LLC (9)	Branded specialty food company	Membership interest (10.08% interest)		12/22/2016	12.5	16.2	(2)
Sovos Brands Intermediate, Inc. (19)	Food and beverage platform	First lien senior secured loan ($16.9 par due 11/2025)	7.64% (Libor + 5.00%/S)	11/20/2018	16.7	16.7	(2)(15)
Teasdale Foods, Inc. (19)	Provider of beans, sauces and hominy to the retail, foodservice and wholesale channels	First lien senior secured revolving loan ($0.6 par due 10/2020)	7.72% (Libor + 5.25%/M)	6/30/2017	0.6	0.5	(2)(15)
		First lien senior secured revolving loan ($0.1 par due 10/2020)	9.75% (Base Rate + 4.25%/M)	6/30/2017	0.1	0.1	(2)(15)
		First lien senior secured loan ($0.6 par due 10/2020)	7.65% (Libor + 5.25%/Q)	6/26/2018	0.6	0.6	(2)(15)
		Second lien senior secured loan ($33.6 par due 10/2021)	11.28% (Libor + 8.75%/Q)	1/3/2017	33.6	28.9	(2)(15)
		Second lien senior secured loan ($31.5 par due 10/2021)	11.28% (Libor + 8.75%/Q)	1/3/2017	31.5	27.1	(2)(15)
		Second lien senior secured loan ($21.3 par due 10/2021)	11.24% (Libor + 8.75%/Q)	1/3/2017	21.3	18.3	(2)(15)
					87.7	75.5
					258.4	247.5		3.40%

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Pharmaceuticals, Biotechnology and Life Sciences
Alcami Corporation and ACM Holdings I, LLC (19)	Outsourced drug development services provider	First lien senior secured revolving loan ($1.8 par due 7/2023)	6.26% (Libor + 3.75%/M)	7/12/2018	1.8	1.8	(2)(15)
		First lien senior secured revolving loan ($1.7 par due 7/2023)	6.21% (Libor + 3.75%/M)	7/12/2018	1.7	1.7	(2)(15)
		First lien senior secured loan ($30.1 par due 7/2025)	6.71% (Libor + 4.25%/M)	7/12/2018	30.0	29.8	(3)(15)
		Second lien senior secured loan ($77.5 par due 7/2026)	10.51% (Libor + 8.00%/M)	7/12/2018	76.8	76.0	(2)(15)
		Common units (3,269,900 units)		7/12/2018	32.7	26.1	(2)
					143.0	135.4
Consumer Health Parent LLC	Developer and marketer of over-the-counter cold remedy products	Preferred units (1,072 units)		12/15/2017	1.1	0.9	(2)
		Series A units (1,072 units)		12/15/2017	—	—	(2)
					1.1	0.9
NMC Skincare Intermediate Holdings II, LLC (19)	Developer, manufacturer and marketer of skincare products	First lien senior secured loan ($24.9 par due 10/2024)	7.27% (Libor + 4.75%/M)	10/31/2018	24.9	24.6	(3)(15)
Nodality, Inc.	Biotechnology company	First lien senior secured loan ($3.1 par due 8/2016)		11/12/2015	2.1	—	(2)(14)
		First lien senior secured loan ($14.7 par due 8/2016)		4/25/2014	9.7	—	(2)(14)
		Warrant to purchase up to 3,736,255 shares of common stock (expires 3/2026)		5/1/2016	—	—	(2)
					11.8	—
TerSera Therapeutics LLC	Acquirer and developer of specialty therapeutic pharmaceutical products	First lien senior secured loan ($2.2 par due 3/2024)	8.06% (Libor + 5.25%/Q)	7/12/2018	2.2	2.2	(2)(15)
		First lien senior secured loan ($2.2 par due 3/2024)	8.05% (Libor + 5.25%/Q)	7/12/2018	2.2	2.2	(2)(15)
		First lien senior secured loan ($2.1 par due 3/2023)	8.05% (Libor + 5.25%/Q)	9/27/2018	2.1	2.1	(2)(15)
		First lien senior secured loan ($5.2 par due 3/2023)	8.05% (Libor + 5.25%/Q)	5/3/2017	5.2	5.2	(4)(15)
					11.7	11.7
VistaPharm, Inc. and Vertice Pharma UK Parent Limited	Manufacturer and distributor of generic pharmaceutical products	Preferred shares (40,662 shares)		12/21/2015	0.3	0.6	(8)
					192.8	173.2		2.38%
Media and Entertainment
CMW Parent LLC (fka Black Arrow, Inc.)	Multiplatform media firm	Series A units (32 units)		9/11/2015	—	—	(2)
Connoisseur Media, LLC	Owner and operator of radio stations	First lien senior secured loan ($13.5 par due 6/2019)	8.80% (Libor + 6.38%/Q)	7/26/2017	13.5	13.5	(2)(15)
		First lien senior secured loan ($23.6 par due 6/2019)	8.90% (Libor + 6.38%/Q)	7/26/2017	23.6	23.6	(2)(15)
		First lien senior secured loan ($10.1 par due 6/2019)	8.90% (Libor + 6.38%/Q)	7/26/2017	10.1	10.1	(4)(15)
					47.2	47.2
Production Resource Group, L.L.C.	Provider of rental equipment, labor, production management, scenery, and other products to various entertainment end-markets	First lien senior secured loan ($21.0 par due 8/2024)	9.65% (Libor + 7.00%/Q)	8/21/2018	21.0	20.6	(2)(15)
		First lien senior secured loan ($80.0 par due 8/2024)	9.65% (Libor + 7.00%/Q)	8/21/2018	80.0	78.4	(3)(15)
					101.0	99.0
The Teaching Company Holdings, Inc.	Education publications provider	Preferred stock (10,663 shares)		9/29/2006	1.1	—	(2)
		Common stock (15,393 shares)		9/29/2006	—	—	(2)
					1.1	—

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					149.3	146.2		2.01%
Education
Excelligence Holdings Corp.	Developer, manufacturer and retailer of educational products	First lien senior secured loan ($9.3 par due 4/2023)	8.52% (Libor + 6.00%/M)	4/17/2017	9.3	8.0	(4)(15)
Flinn Scientific, Inc. and WCI-Quantum Holdings, Inc. (19)	Distributor of instructional products, services and resources	First lien senior secured loan ($20.9 par due 8/2023)	7.55% (Libor + 4.75%/Q)	7/26/2017	20.9	20.9	(2)(15)
		First lien senior secured loan ($25.4 par due 8/2023)	7.53% (Libor + 4.75%/Q)	7/26/2017	25.4	25.4	(2)(15)
		First lien senior secured loan ($0.1 par due 8/2023)	9.25% (Base Rate + 3.75%/Q)	7/26/2017	0.1	0.1	(2)(15)
		First lien senior secured loan ($11.2 par due 8/2023)	7.58% (Libor + 4.75%/Q)	8/31/2018	11.2	11.2	(2)(15)
		Series A preferred stock (1,272 shares)		10/24/2014	0.7	1.0	(2)
					58.3	58.6
Infilaw Holding, LLC (19)	Operator of for-profit law schools	First lien senior secured revolving loan ($5.0 par due 9/2022)		8/25/2011	4.2	—	(2)(14)(18)
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	Private school operator	First lien senior secured loan ($12.3 par due 10/2020)		10/31/2015	12.3	12.3	(2)
		Senior preferred series A-1 shares (163,902 shares)		10/31/2015	119.4	18.2	(2)
		Series B preferred stock (1,401,385 shares)		8/5/2010	4.0	—	(2)
		Series B preferred stock (348,615 shares)		8/5/2010	1.0	—	(2)
		Series C preferred stock (1,994,644 shares)		6/7/2010	0.5	—	(2)
		Series C preferred stock (517,942 shares)		6/7/2010	0.1	—	(2)
		Common stock (16 shares)		6/7/2010	—	—	(2)
		Common stock (4 shares)		6/7/2010	—	—	(2)
					137.3	30.5
PIH Corporation and Primrose Holding Corporation (6)(19)	Franchisor of education-based early childhood centers	First lien senior secured revolving loan ($1.0 par due 12/2020)	7.88% (Libor + 5.50%/M)	12/13/2013	1.0	1.0	(2)(15)
		First lien senior secured loan ($1.6 par due 12/2020)	7.85% (Libor + 5.50%/M)	12/15/2017	1.6	1.6	(2)(15)
		Common stock (7,227 shares)		1/3/2017	10.7	23.0
					13.3	25.6
R3 Education Inc., Equinox EIC Partners LLC and Sierra Education Finance Corp.	Medical school operator	Common membership interest (15.76% interest)		9/21/2007	15.8	15.8	(2)
		Warrant to purchase up to 27,890 shares (expires 11/2019)		12/8/2009	—	7.5	(2)
					15.8	23.3
					238.2	146.0		2.01%
Household and Personal Products
Plantation Products, LLC, Seed Holdings, Inc. and Flora Parent, Inc.	Provider of branded lawn and garden products	Second lien senior secured loan ($56.0 par due 6/2021)	9.92% (Libor + 7.39%/Q)	12/23/2014	55.9	56.0	(3)(15)
		Second lien senior secured loan ($10.0 par due 6/2021)	9.92% (Libor + 7.39%/Q)	12/23/2014	10.0	10.0	(4)(15)
		Common stock (30,000 shares)		12/23/2014	3.0	6.2	(2)
					68.9	72.2
Rug Doctor, LLC and RD Holdco Inc. (7)	Manufacturer and marketer of carpet cleaning machines	Second lien senior secured loan ($16.9 par due 10/2019)	12.33% (Libor + 9.75%/Q)	1/3/2017	16.9	16.9	(2)(15)
		Common stock (458,596 shares)		1/3/2017	14.0	11.1

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Warrant to purchase up to 56,372 shares of common stock (expires 12/2023)		1/3/2017	—	—
					30.9	28.0
Woodstream Group, Inc. and Woodstream Corporation (19)	Pet products manufacturer	First lien senior secured loan ($1.5 par due 5/2022)	8.72% (Libor + 6.25%/Q)	6/21/2017	1.5	1.5	(2)(15)
		First lien senior secured loan ($0.9 par due 5/2022)	8.90% (Libor + 6.25%/Q)	6/21/2017	0.9	0.9	(2)(15)
		First lien senior secured loan ($1.5 par due 5/2022)	9.04% (Libor + 6.25%/Q)	6/21/2017	1.5	1.5	(2)(15)
		First lien senior secured loan ($3.1 par due 5/2022)	8.72% (Libor + 6.25%/Q)	6/21/2017	3.1	3.1	(4)(15)
		First lien senior secured loan ($1.8 par due 5/2022)	8.90% (Libor + 6.25%/Q)	6/21/2017	1.8	1.8	(4)(15)
		First lien senior secured loan ($3.1 par due 5/2022)	9.04% (Libor + 6.25%/Q)	6/21/2017	3.1	3.1	(4)(15)
					11.9	11.9
					111.7	112.1		1.55%
Retailing
Chariot Acquisition, LLC (19)	Manufacturer of aftermarket golf cart parts and accessories	First lien senior secured loan ($18.2 par due 9/2021)	9.30% (Libor + 6.50%/Q)	1/3/2017	18.1	18.0	(3)(15)
		First lien senior secured loan ($9.3 par due 9/2021)	9.30% (Libor + 6.50%/Q)	1/3/2017	9.2	9.2	(4)(15)
					27.3	27.2
KHC Holdings, Inc. and Kele Holdco, Inc. (19)	Catalog-based distribution services provider for building automation systems	First lien senior secured revolving loan ($0.7 par due 10/2020)	6.76% (Libor + 4.25%/M)	1/3/2017	0.7	0.7	(2)(15)
		First lien senior secured loan ($66.0 par due 10/2022)	8.80% (Libor + 6.00%/Q)	1/3/2017	66.0	66.0	(3)(15)
		Common stock (30,000 shares)		1/3/2017	3.1	3.3
					69.8	70.0
Paper Source, Inc. and Pine Holdings, Inc. (19)	Retailer of fine and artisanal paper products	First lien senior secured revolving loan ($1.9 par due 9/2019)	10.50% (Base Rate + 5.00%/Q)	9/23/2013	1.9	1.9	(2)(15)
		First lien senior secured loan ($9.3 par due 9/2019)	9.05% (Libor + 6.25%/Q)	9/23/2013	9.3	9.2	(4)(15)
		Class A common stock (36,364 shares)		9/23/2013	6.0	2.2	(2)
					17.2	13.3
Roark-Money Mailer LLC	Marketer, advertiser and distributor of coupons in the mail industry	Membership units (35,000 units)		1/3/2017	—	—
					114.3	110.5		1.51%
Telecommunication Services
CHL, LTD.	Repair and service solutions provider for cable, satellite and telecommunications based service providers	Warrant to purchase up to 120,000 shares of Series A common stock (expires 5/2020)		1/3/2017	—	—
		Warrant to purchase up to 280,000 shares of Series B common stock (expires 5/2020)		1/3/2017	—	—
		Warrant to purchase up to 80,000 shares of Series C common stock (expires 5/2020)		1/3/2017	—	—
					—	—
Emergency Communications Network, LLC (19)	Provider of mission critical emergency mass notification solutions	First lien senior secured loan ($25.1 par due 6/2023)	8.77% (Libor + 6.25%/M)	6/1/2017	25.0	24.4	(2)(15)
		First lien senior secured loan ($19.7 par due 6/2023)	8.77% (Libor + 6.25%/M)	6/1/2017	19.6	19.2	(4)(15)
					44.6	43.6
Extenet Systems, Inc. (19)	Provider of antenna networks for use by wireless service providers, government agencies, healthcare organizations and other commercial enterprises	First lien senior secured revolving loan	—	2/8/2018	—	—	(17)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
TowerCo IV Finance LLC (19)	Owner and operator of cellular telecommunications towers	First lien senior secured revolving loan ($7.2 par due 10/2021)	6.01% (Libor + 3.50%/M)	2/8/2018	7.2	7.2	(2)(15)
		First lien senior secured revolving loan ($1.2 par due 10/2021)	5.85% (Libor + 3.50%/M)	2/8/2018	1.2	1.2	(2)(15)
					8.4	8.4
					53.0	52.0		0.71%
Technology Hardware and Equipment
Everspin Technologies, Inc.	Designer and manufacturer of computer memory solutions	Warrant to purchase up to 18,461 shares of common stock (expires 10/2026)		10/7/2016	0.4	—	(2)(22)
DRB Holdings, LLC (19)	Provider of integrated technology solutions to car wash operators	First lien senior secured revolving loan ($3.3 par due 10/2023)	8.78% (Libor + 6.00%/Q)	10/6/2017	3.3	3.3	(2)(15)
		First lien senior secured loan ($23.7 par due 10/2023)	8.80% (Libor + 6.00%/Q)	10/6/2017	23.7	23.7	(3)(15)
					27.0	27.0
Infinite Electronics, Inc. (19)	Manufacturer and distributor of radio frequency and microwave electronic components	First lien senior secured revolving loan	0	7/2/2018	—	—	(17)
		First lien senior secured loan ($10.3 par due 7/2025)	6.52% (Libor + 4.00%/M)	7/2/2018	10.3	10.2	(2)(15)
					10.3	10.2
Ioxus, Inc. (6)	Manufacturer of energy storage devices	First lien senior secured loan ($1.3 par due 12/2019)		4/29/2014	1.3	1.3	(2)
		First lien senior secured loan ($5.7 par due 12/2019)	7.00% Cash, 5.00% PIK	4/29/2014	5.6	5.7	(2)
		Series CC preferred stock (1,683,265 shares)		9/7/2017	0.7	—	(2)
		Warrant to purchase up to 75,968 shares of common stock (expires 1/2026)		1/28/2016	—	—	(2)
		Warrant to purchase up to 30,256 shares of Series BB preferred stock (expires 8/2026)		8/24/2016	—	—	(2)
		Warrant to purchase up to 8,416,326 shares of Series CC preferred stock (expires 1/2027)		1/27/2017	—	—	(2)
					7.6	7.0
					45.3	44.2		0.61%
Food and Staples Retailing
Edward Don & Company, LLC and VCP-EDC Co-Invest, LLC	Distributor of foodservice equipment and supplies	Membership units (2,970,000 units)		6/9/2017	3.0	4.2
JWC/KI Holdings, LLC	Foodservice sales and marketing agency	Membership units (5,000 units)		11/16/2015	5.0	5.3	(2)
PCM Bmark, Inc. and BakeMark Holdings, Inc.	Manufacturer and distributor of specialty bakery ingredients	First lien senior secured loan ($0.6 par due 8/2023)	7.77% (Libor + 5.25%/M)	5/9/2018	0.6	0.6	(2)(15)
SFE Intermediate Holdco LLC (19)	Provider of outsourced foodservice to K-12 school districts	First lien senior secured loan ($10.8 par due 7/2024)	7.50% (Libor + 4.75%/Q)	9/5/2018	10.8	10.8	(2)(15)
		First lien senior secured loan ($6.7 par due 7/2024)	7.28% (Libor + 4.75%/Q)	7/31/2017	6.7	6.7	(4)(15)
					17.5	17.5
					26.1	27.6		0.38%
Real Estate
ACAS Real Estate Holdings Corporation (7)	Real estate holding company	Common stock (1,000 shares)		1/3/2017	2.6	2.0
NECCO Realty Investments LLC (7)	Real estate holding company	Membership units (7,450 units)		1/3/2017	—	—
					2.6	2.0		0.03%
Transportation

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Nordco Inc. (19)	Manufacturer of railroad maintenance-of-way machinery	First lien senior secured revolving loan ($1.3 par due 8/2020)	11.00% (Base Rate + 5.50%/M)	8/26/2015	1.3	1.2	(2)(15)(18)
					1.3	1.2		0.02%
Total Investments					12,753.8	12,416.7		170.19%

Derivative Instruments

Foreign currency forward contracts

Description	Notional Amount to be Purchased	Notional Amount to be sold		Counterparty	Settlement Date	Unrealized Appreciation / (Depreciation)
Foreign currency forward contract	$4	CAD	5	Bank of Montreal	1/4/2019	$—
Foreign currency forward contract	$7	CAD	9	Bank of Montreal	1/14/2019	—
Foreign currency forward contract	$78	CAD	103	Bank of Montreal	2/15/2019	2
Foreign currency forward contract	$25	CAD	33	Bank of Montreal	3/22/2019	—
Foreign currency forward contract	$17		€15	Bank of Montreal	1/14/2019	—
Foreign currency forward contract	$1		€1	Bank of Montreal	2/15/2019	—
Foreign currency forward contract	$27		€24	Bank of Montreal	3/6/2019	—
Foreign currency forward contract	$94		£72	Bank of Montreal	2/15/2019	2
Total						$4

Interest rate swap

Description	Payment Terms		Counterparty	Maturity Date	Notional Amount	Value	Upfront Payments/Receipts	Unrealized Appreciation / (Depreciation)
Interest rate swap	Pay fixed 2.0642%	Receive Floating One-Month LIBOR of 2.44%	Bank of Montreal	January 4, 2021	$395	$4	$—	$4
Total								$4

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

(8)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets. Pursuant to Section 55(a) of the Investment Company Act, 14% of the Company's total assets are represented by investments at fair value and other assets that are considered “non-qualifying assets” as of December 31, 2018.

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

.

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: drawn commitments	Total undrawn commitments	Less: commitments substantially at discretion of the Company	Total net adjusted undrawn revolving and delayed draw commitments
1A Smart Start, LLC	$3.5	$(0.1)	$3.4	$—	$3.4
42 North Dental, LLC (fka Gentle Communications, LLC)	5.0	—	5.0	—	5.0
A.U.L. Corp.	1.2	—	1.2	—	1.2
Accommodations Plus Technologies LLC	4.1	—	4.1	—	4.1
Achilles Acquisition LLC	12.4	—	12.4	—	12.4
ADCS Billings Intermediate Holdings, LLC	5.0	(1.3)	3.7	—	3.7
ADF Capital, Inc.	1.3	—	1.3	—	1.3
ADG, LLC	13.7	(11.2)	2.5	—	2.5
Alcami Corporation	29.0	(3.5)	25.5	—	25.5
AMCP Clean Intermediate, LLC	4.7	(1.2)	3.5	—	3.5
American Academy Holdings, LLC	7.0	(0.9)	6.1	—	6.1
AMZ Holding Corp.	3.4	—	3.4	—	3.4
Apex Clean Energy Holdings, LLC	5.0	(5.0)	—	—	—
Avetta, LLC	7.0	—	7.0	—	7.0
Bambino CI Inc.	9.6	(0.3)	9.3	—	9.3
Blue Campaigns Intermediate Holding Corp.	3.0	—	3.0	—	3.0
Cadence Aerospace, LLC	14.3	(0.5)	13.8	—	13.8
Capstone Logistics Acquisition, Inc.	2.0	(0.9)	1.1	—	1.1
Care Hospice, Inc	2.3	(0.3)	2.0	—	2.0
CB Trestles OpCo, LLC	32.2	—	32.2	—	32.2
CCS-CMGC Holdings, Inc.	12.0	(7.9)	4.1	—	4.1
Center for Autism and Related Disorders, LLC	8.5	(0.4)	8.1	—	8.1
Centric Brands Inc.	—	—	—	—	—
Chariot Acquisition, LLC	1.0	—	1.0	—	1.0
Chesapeake Research Review, LLC	5.8	—	5.8	—	5.8
Clearwater Analytics, LLC	5.0	—	5.0	—	5.0
Command Alkon Incorporated	6.3	(3.0)	3.3	—	3.3
Comprehensive EyeCare Partners, LLC	3.7	(0.2)	3.5	—	3.5
Corepoint Health, LLC	4.3	—	4.3	—	4.3
Cozzini Bros., Inc. and BH-Sharp Holdings LP	24.2	(1.5)	22.7	—	22.7
Crown Health Care Laundry Services, LLC and Crown Laundry Holdings, LLC	7.5	(0.9)	6.6	—	6.6
CST Buyer Company	4.2	—	4.2	—	4.2
D4C Dental Brands, Inc.	5.0	(3.3)	1.7	—	1.7
DCA Investment Holding, LLC	5.8	(0.4)	5.4	—	5.4
DecoPac, Inc.	8.1	—	8.1	—	8.1
DFC Global Facility Borrower II LLC	115.0	(94.6)	20.4	—	20.4
DGH Borrower LLC	22.5	—	22.5	—	22.5
Dorner Holding Corp.	3.3	(0.2)	3.1	—	3.1
Doxim Inc.	2.4	—	2.4	—	2.4
DRB Holdings, LLC	9.9	(3.3)	6.6	—	6.6
DTI Holdco, Inc. and OPE DTI Holdings, Inc.	8.8	(2.2)	6.6	—	6.6
Eckler Industries, Inc.	2.0	(1.3)	0.7	(0.8)	(0.1)
Emergency Communications Network, LLC	6.5	—	6.5	—	6.5
Emerus Holdings, Inc.	4.5	(3.0)	1.5	—	1.5
EN Engineering, LLC	5.0	—	5.0	—	5.0
Entertainment Partners, LLC and Entertainment Partners Canada Inc.	28.0	—	28.0	—	28.0
Episerver, Inc.	10.3	—	10.3	—	10.3
ExteNet Systems, Inc.	2.0	—	2.0	—	2.0
Ferraro Fine Foods Corp.	9.8	(1.3)	8.5	—	8.5
Flinn Scientific, Inc.	10.0	—	10.0	—	10.0
Flow Control Solutions, Inc.	14.4	(0.4)	14.0	—	14.0
FM:Systems Group, LLC	1.4	—	1.4	—	1.4

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: drawn commitments	Total undrawn commitments	Less: commitments substantially at discretion of the Company	Total net adjusted undrawn revolving and delayed draw commitments
Foundation Risk Partners, Corp.	25.0	—	25.0	—	25.0
Frontline Technologies Group Holding LLC	8.4	—	8.4	—	8.4
FWR Holding Corporation	2.1	(0.8)	1.3	—	1.3
Garden Fresh Restaurant Corp.	7.5	(3.5)	4.0	—	4.0
GB Auto Service, Inc.	34.4	—	34.4	—	34.4
Genesis Acquisition Co.	9.4	—	9.4	—	9.4
GraphPAD Software, LLC	1.1	—	1.1	—	1.1
GTCR-Ultra Acquisition, Inc. and GTCR-Ultra Holdings, LLC	2.0	—	2.0	—	2.0
HAI Acquisition Corporation	19.0	—	19.0	—	19.0
Halex Holdings, Inc.	2.0	(1.9)	0.1	—	0.1
Harvey Tool Company, LLC	38.7	(0.7)	38.0	—	38.0
Help/Systems Holdings, Inc.	5.0	(1.0)	4.0	—	4.0
Hometown Food Company	3.9	—	3.9	—	3.9
Hygiena Borrower LLC	12.4	(0.2)	12.2	—	12.2
IMIA Holdings, Inc.	9.9	(0.4)	9.5	—	9.5
Implementation Management Assistance, LLC	16.6	(5.5)	11.1	—	11.1
Infilaw Holding, LLC	6.2	(6.2)	—	—	—
Infinite Electronics International, Inc.	3.0	—	3.0	—	3.0
Infogix, Inc.	5.3	—	5.3	—	5.3
iPipeline, Inc.	4.0	—	4.0	—	4.0
JDC Healthcare Management, LLC	9.8	(0.8)	9.0	—	9.0
Jim N Nicks Management, LLC	9.7	(2.8)	6.9	—	6.9
Joyce Lane Capital LLC and Joyce Lane Financing SPV LLC (fka Ciena Capital LLC)	1.3	—	1.3	—	1.3
Kaufman, Hall & Associates, LLC	8.0	—	8.0	—	8.0
KBHS Acquisition, LLC (d/b/a Alita Care, LLC)	5.0	(4.6)	0.4	—	0.4
Key Surgical LLC	2.8	—	2.8	—	2.8
KHC Holdings, Inc.	6.9	(0.7)	6.2	—	6.2
Labstat International Inc.	3.8	—	3.8	—	3.8
LBP Intermediate Holdings LLC	0.9	(0.1)	0.8	—	0.8
Liaison Acquisition, LLC	3.9	—	3.9	—	3.9
Lone Wolf Real Estate Technologies Inc.	3.0	—	3.0	—	3.0
Mac Lean-Fogg Company	24.2	—	24.2	—	24.2
Magento, Inc.	7.5	(0.2)	7.3	—	7.3
Masergy Holdings, Inc.	2.5	(0.2)	2.3	—	2.3
Massage Envy, LLC	11.2	—	11.2	—	11.2
Mavis Tire Express Services Corp.	23.3	—	23.3	—	23.3
MB2 Dental Solutions, LLC	3.5	(2.7)	0.8	—	0.8
McKenzie Sports Products, LLC	4.5	(2.9)	1.6	—	1.6
Ministry Brands, LLC	28.6	—	28.6	—	28.6
Movati Athletic (Group) Inc.	2.3	—	2.3	—	2.3
MSHC, Inc.	18.9	(1.6)	17.3	—	17.3
Murchison Oil and Gas, LLC	20.0	—	20.0	—	20.0
MW Dental Holding Corp.	17.1	(7.0)	10.1	—	10.1
National Intergovernmental Purchasing Alliance Company	9.0	—	9.0	—	9.0
Navisun LLC	20.8	—	20.8	—	20.8
NECCO Holdings, Inc.	25.0	(19.9)	5.1	(5.1)	—
NM GRC HOLDCO, LLC	1.4	—	1.4	—	1.4
NMC Skincare Intermediate Holdings II, LLC	17.4	—	17.4	—	17.4
NMN Holdings III Corp	12.5	—	12.5	—	12.5
Nordco Inc.	12.5	(1.3)	11.2	—	11.2
NSM Sub Holdings Corp.	6.6	—	6.6	—	6.6
NueHealth Performance, LLC	7.0	—	7.0	—	7.0
Osmose Utilities Services, Inc.	6.0	(2.5)	3.5	—	3.5
OTG Management, LLC	16.3	(10.0)	6.3	—	6.3

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: drawn commitments	Total undrawn commitments	Less: commitments substantially at discretion of the Company	Total net adjusted undrawn revolving and delayed draw commitments
Paper Source, Inc.	2.5	(1.9)	0.6	—	0.6
Park Place Technologies, LLC	5.4	—	5.4	—	5.4
Pathway Vet Alliance LLC	163.8	—	163.8	—	163.8
Payment Alliance International, Inc.	4.2	(3.4)	0.8	—	0.8
PDI TA Holdings, Inc.	21.4	—	21.4	—	21.4
Pegasus Intermediate Holdings, LLC	5.0	—	5.0	—	5.0
PIH Corporation and Primrose Holding Corporation	3.3	(1.0)	2.3	—	2.3
Practice Insight, LLC	2.9	—	2.9	—	2.9
Premise Health Holding Corp.	40.0	(6.0)	34.0	—	34.0
Pyramid Management Advisors, LLC	5.5	(1.9)	3.6	—	3.6
QC Supply, LLC	17.9	(9.0)	8.9	—	8.9
R1 RCM Inc.	10.0	—	10.0	—	10.0
Raptor Technologies, LLC	10.1	—	10.1	—	10.1
RecoveryDirect Acquisition, L.L.C.	8.0	—	8.0	—	8.0
Retriever Medical/Dental Payments LLC	3.5	—	3.5	—	3.5
Rialto Management Group, LLC	1.0	—	1.0	—	1.0
RMP Group, Inc.	1.8	—	1.8	—	1.8
RuffaloCODY, LLC	7.7	(0.2)	7.5	—	7.5
Salter Labs	1.7	(1.0)	0.7	—	0.7
Sanders Industries Holdings, Inc.	10.0	—	10.0	—	10.0
SCM Insurance Services Inc.	4.0	(2.4)	1.6	—	1.6
SCSG EA Acquisition Company, Inc.	4.0	(0.2)	3.8	—	3.8
SecurAmerica, LLC	20.8	—	20.8	—	20.8
Securelink, Inc	3.0	—	3.0	—	3.0
Severin Acquisition, LLC	9.0	—	9.0	—	9.0
SFE Intermediate Holdco LLC	10.2	—	10.2	—	10.2
Shift PPC LLC	4.4	—	4.4	—	4.4
Singer Sewing Company	90.0	(77.9)	12.1	—	12.1
SiroMed Physician Services, Inc.	7.1	—	7.1	—	7.1
Siteworx Holdings, LLC	1.5	(1.5)	—	—	—
SM Wellness Holdings, Inc.	10.5	—	10.5	—	10.5
Soil Safe, Inc. and Soil Safe Acquisition Corp.	10.5	(3.6)	6.9	—	6.9
Sonny's Enterprises, LLC	3.6	(0.2)	3.4	—	3.4
Sovos Brands Intermediate, Inc.	4.3	—	4.3	—	4.3
SpareFoot, LLC	1.4	(0.3)	1.1	—	1.1
Sparta Systems, Inc.	6.5	—	6.5	—	6.5
Spectra Finance, LLC	24.1	(5.5)	18.6	—	18.6
St. Croix Acquisition Corp.	2.0	—	2.0	—	2.0
Storm UK Holdco Limited and Storm US Holdco Inc.	1.1	—	1.1	—	1.1
Sunk Rock Foundry Partners LP	10.0	(2.6)	7.4	—	7.4
Sunshine Sub, LLC	7.7	—	7.7	—	7.7
Symmetry Surgical Inc.	3.1	—	3.1	—	3.1
Synergy HomeCare Franchising, LLC	4.2	—	4.2	—	4.2
Syntax USA Acquisition Corporation	3.3	(1.8)	1.5	—	1.5
Taymax Group Holdings, LLC	3.2	(0.2)	3.0	—	3.0
TDG Group Holding Company	20.7	(0.1)	20.6	—	20.6
Teasdale Foods, Inc.	0.8	(0.7)	0.1	—	0.1
Telestream Holdings Corporation	2.3	(0.6)	1.7	—	1.7
Teligent, Inc.	22.8	—	22.8	—	22.8
Tidi Products, LLC	2.3	—	2.3	—	2.3
Total Community Options, Inc.	4.2	—	4.2	—	4.2
Touchstone Acquisition, Inc.	11.2	—	11.2	—	11.2
Towerco IV Finance, LLC	17.0	(8.4)	8.6	—	8.6
TPTM Merger Corp.	4.3	—	4.3	—	4.3
TU BidCo, Inc.	18.5	—	18.5	—	18.5

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: drawn commitments	Total undrawn commitments	Less: commitments substantially at discretion of the Company	Total net adjusted undrawn revolving and delayed draw commitments
U.S. Acute Care Solutions, LLC	1.7	—	1.7	—	1.7
United Digestive MSO Parent, LLC	17.2	—	17.2	—	17.2
Urgent Cares of America Holdings I, LLC	10.0	—	10.0	—	10.0
Utility Pipeline, LTD.	3.0	(0.1)	2.9	—	2.9
Vela Trading Technologies, LLC	3.5	(0.5)	3.0	—	3.0
Verscend Holding Corp.	22.5	—	22.5	—	22.5
Veson Nautical LLC	2.5	—	2.5	—	2.5
Visual Edge Technology, Inc.	0.8	—	0.8	—	0.8
VLS Recovery Services, LLC	20.6	(3.5)	17.1	—	17.1
VRC Companies, LLC	3.1	(0.8)	2.3	—	2.3
WatchFire Enterprises, Inc.	2.0	—	2.0	—	2.0
West Dermatology, LLC	18.3	(5.0)	13.3	—	13.3
WIRB - Copernicus Group, Inc	3.0	—	3.0	—	3.0
Woodstream Group, Inc. and Woodstream Corporation	4.7	—	4.7	—	4.7
Worldwide Facilities LLC	2.3	(0.4)	1.9	—	1.9
Wrench Group LLC	2.8	—	2.8	—	2.8
WSHP FC Acquisition LLC	5.8	(3.3)	2.5	—	2.5
XIFIN, Inc.	4.6	—	4.6	—	4.6
Zemax Software Holdings, LLC	4.1	—	4.1	—	4.1
Zywave, Inc.	11.5	(6.3)	5.2	—	5.2
	$1,915.3	$(376.9)	$1,538.4	$(5.9)	$1,532.5

(19)	As of December 31, 2018, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

(in millions) Company	Total private equity commitments	Less: funded private equity commitments	Total unfunded private equity commitments	Less: private equity commitments substantially at the discretion of the Company	Total net adjusted unfunded private equity commitments
Partnership Capital Growth Investors III, L.P.	$5.0	$(4.9)	$0.1	$—	$0.1
PCG-Ares Sidecar Investment, L.P. and PCG-Ares Sidecar Investment II, L.P.	50.0	(12.4)	37.6	(37.6)	—
Piper Jaffray Merchant Banking Fund I, L.P.	2.0	(2.0)	—	—	—
European Capital UK SME Debt LP	57.4	(53.9)	3.5	(3.5)	—
	$114.4	$(73.2)	$41.2	$(41.1)	$0.1

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions, except per share data)

	Common Stock		Capital in Excess of Par Value	Accumulated Undistributed (Overdistributed) Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2016	314	$—	$5,292	$(127)	$5,165
Issuance of common stock in connection with the American Capital Acquisition	112	—	1,839	—	1,839
Deemed contributions from Ares Capital Management (See Note 16)	—	—	54	—	54
Shares issued in connection with dividend reinvestment plan	—	—	6	—	6
Issuance of Convertible Unsecured Notes (See Note 5)	—	—	15	—	15
Net investment income	—	—	—	511	511
Net realized gains on investments, foreign currency transactions, extinguishment of debt and other assets	—	—	—	20	20
Net unrealized gains on investments, foreign currency and other transactions	—	—	—	136	136
Dividends declared and payable ($1.52 per share)	—	—	—	(648)	(648)
Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	(14)	14	—
Balance at December 31, 2017	426	$—	$7,192	$(94)	$7,098
Net investment income	—	—	—	694	694
Net realized gains on investments, foreign currency transactions, extinguishment of debt and other assets	—	—	—	419	419
Net unrealized losses on investments, foreign currency and other transactions	—	—	—	(255)	(255)
Dividends declared and payable ($1.54 per share)	—	—	—	(656)	(656)
Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	(19)	19	—
Balance at December 31, 2018	426	$—	$7,173	$127	$7,300
Issuance of common stock, net of offering and underwriting costs	4	—	64	—	64
Shares issued in connection with dividend reinvestment plan	1	—	24	—	24
Issuance of Convertible Unsecured Notes (See Note 5)	—	—	4	—	4
Net investment income	—	—	—	811	811
Net realized losses on investments, foreign currency transactions, extinguishment of debt and other assets	—	—	—	(65)	(65)
Net unrealized gains on investments, foreign currency and other transactions	—	—	—	47	47
Dividends declared and payable ($1.68 per share)	—	—	—	(718)	(718)
Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	495	(495)	—
Balance at December 31, 2019	431	$—	$7,760	$(293)	$7,467

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$793	$858	667
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Net realized losses (gains) on investments, foreign currency and other transactions	65	(419)	(24)
Net unrealized losses (gains) on investments, foreign currency and other transactions	(47)	255	(136)
Realized losses on extinguishment of debt	—	—	4
Net accretion of discount on investments	(12)	(12)	(10)
Payment-in-kind interest and dividends	(140)	(94)	(79)
Collections of payment-in-kind interest and dividends	35	39	65
Amortization of debt issuance costs	18	18	18
Net accretion of discount on notes payable	8	5	6
Acquisition of American Capital, net of cash acquired	—	—	(2,381)
Proceeds from sales and repayments of investments and other transactions	4,905	6,747	7,047
Purchases of investments	(6,796)	(7,109)	(7,229)
Changes in operating assets and liabilities:
Interest receivable	(26)	2	28
Operating lease right-of-use asset	(94)	—	—
Other assets	9	37	32
Interest and facility fees payable	(10)	—	20
Base management fees payable	9	1	10
Income based fees payable	12	9	(5)
Capital gains incentive fees payable	(54)	33	41
Operating lease liabilities	88	—	—
Accounts payable and other liabilities	27	(66)	(122)
Net cash provided by (used in) operating activities	(1,210)	304	(2,048)
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	64	—	1,839
Borrowings on debt	13,176	6,592	12,209
Repayments and repurchases of debt	(11,422)	(6,241)	(11,228)
Debt issuance costs	(34)	(19)	(37)
Dividends paid	(694)	(656)	(642)
Net cash provided by (used in) financing activities	1,090	(324)	2,141
CHANGE IN CASH AND CASH EQUIVALENTS	(120)	(20)	93
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	296	316	223
CASH AND CASH EQUIVALENTS, END OF PERIOD	$176	$296	$316
Supplemental Information:
Interest paid during the period	$264	201	171
Taxes, including excise tax, paid during the period	$18	20	24
Dividends declared and payable during the period	$718	656	648
Deemed contribution from Ares Capital Management (see Note 16)	$—	$—	$54

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2019
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

2.     SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”), and include the accounts of the Company and its consolidated subsidiaries. The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification (“ASC”) 946, Financial Services-Investments Companies. The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition as of and for the periods presented. All significant intercompany balances and transactions have been eliminated.

The Company reclassified certain prior period amounts in the accompanying consolidated balance sheet to conform to its current period presentation. The Company also reclassified the industry groupings of its portfolio companies for all periods presented in the accompanying consolidated financial statements to align with the Global Industry Classification Standards (“GICS”), where applicable. These reclassifications had no impact on prior periods’ net earnings or stockholders’ equity.

Cash and Cash Equivalents

Cash and cash equivalents include funds from time to time deposited with financial institutions and short-term, liquid investments in a money market account. Cash and cash equivalents are carried at cost which approximates fair value. As of December 31, 2019 and 2018, there was $22 and $60, respectively, of cash denominated in foreign currencies included within “cash and cash equivalents” in the accompanying consolidated balance sheet.

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

Payment-in-Kind Interest and Dividends

The Company has loans and preferred equity securities in its portfolio that contain payment-in-kind (“PIK”) provisions. The PIK interest or dividends, computed at the contractual rate specified in each applicable agreement, is added to the principal balance of the loan or preferred equity security and recorded as interest or dividend income, respectively. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash.

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

The ROU asset represents the Company’s right to use an underlying asset for the lease term and the operating lease liability represents the Company’s obligation to make lease payments arising from such lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the remaining lease term. The Company’s leases do not provide an implicit discount rate, and as such the Company uses its weighted average borrowing rate based on the information available at the commencement date in determining the present value of the remaining lease payments. Lease expense is recognized on a straight-line basis over the remaining lease term. The Company has elected as a practical expedient to treat non-lease components as part of the lease as these components are not significant when compared to the lease component.

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

Recent Accounting Pronouncement

Effective January 1, 2019, the Company adopted the Financial Accounting Standards Board Topic 842 (“ASC 842”), Leases. The Company adopted ASC 842 under the modified retrospective approach using the practical expedient provided for within ASC 842; therefore, the presentation of prior year periods has not been adjusted. No cumulative effect of initially adopting ASC 842 as an adjustment to the opening balance of components of equity as of January 1, 2019 was necessary as the recognition of the ROU assets equaled the corresponding lease liabilities.

SEC Disclosure Update and Simplification

In March 2019, the Securities Exchange Commission (the “SEC”) adopted the final rule under SEC Release No. 33-10618, Fast Act Modernization and Simplification of Regulation S-K, amending certain disclosure requirements. The amendments are intended to simplify certain disclosure requirements and to provide for a consistent set of rules to govern incorporating information by reference and hyperlinking, improve readability and navigability of disclosure documents, and discourage repetition and disclosure of immaterial information. The Company adopted the final rule under SEC Release No. 33-10618 as of December 31, 2019. The Company has evaluated the impact of the amendments and determined the effect of the adoption of the simplification rules on financial statements will be limited to the modification and removal of certain disclosures.

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

Effective June 21, 2019, in connection with the Company’s board of directors’ approval of the modification of the asset coverage requirement applicable to senior securities from 200% to 150%, the investment advisory and management agreement was amended to reduce the Company’s annual base management fee rate from 1.5% to 1.0% on all assets financed using leverage over 1.0x debt to equity. For all assets financed using leverage up to 1.0x debt to equity, the annual base management fee rate remains at 1.5%. Prior to June 21, 2019, the base management fee was calculated at an annual rate of

1.5%. The base management fee is based on the average value of the Company’s total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) at the end of the two most recently completed calendar quarters and is calculated by applying the applicable fee rate. The base management fee is payable quarterly in arrears. See Note 5 for additional information.

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

In connection with the Company’s acquisition of American Capital, Ltd., a Delaware corporation (“American Capital”) (the “American Capital Acquisition”), Ares Capital Management waived $10 of income based fees for each of the ten calendar quarters beginning with the second calendar quarter of 2017 and ending with the third calendar quarter of 2019 (the “Fee Waiver”). See Note 16 for additional information regarding the American Capital Acquisition.

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

The base management fees, income based fees and capital gains incentive fees for the years ended December 31, 2019, 2018 and 2017 were as follows:

	For the years ended December 31,
	2019	2018	2017
Base management fees	$205	$180	$171

Income based fees	$194	$169	$134
Waiver of income based fees	(30)	(40)	(30)
Income based fees, net of Fee Waiver	$164	$129	$104

Capital gains incentive fees(1)	$(4)	$33	$41	(2)
________________________________________

(1)	Calculated in accordance with GAAP as discussed below.

(2)
Includes $11 of capital gains incentive fees recorded in connection with the American Capital Acquisition as a result of the fair value of the net assets acquired exceeding the fair value of the merger consideration paid by the Company. See Note 16 for additional information regarding the American Capital Acquisition.

There was no capital gains incentive fee earned by the Company’s investment adviser as calculated under the investment advisory and management agreement for the year ended December 31, 2019. The capital gains incentive fee payable to the Company's investment adviser as calculated under the investment advisory and management agreement for the year ended December 31, 2018 was $50. There was no capital gains incentive fee earned by the Company’s investment adviser as calculated under the investment advisory and management agreement for the year ended December 2017. In addition, in accordance with GAAP, the Company had cumulatively accrued a capital gains incentive fee of $58 as of December 31, 2019, of which $58 is not currently due under the investment advisory and management agreement. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation, net of any expense associated with cumulative unrealized capital depreciation or appreciation. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 20% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods. As of December 31, 2019, the Company has paid capital gains incentive fees since inception totaling $108. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

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

For the years ended December 31, 2019, 2018 and 2017, the Company incurred $14, $13 and $12, respectively, in administrative fees. As of December 31, 2019 and 2018, a total of $3 and $3, respectively, in administrative fees were unpaid and included in “accounts payable and other liabilities” in the accompanying consolidated balance sheet.

4.     INVESTMENTS

As of December 31, 2019 and 2018, investments consisted of the following:

	As of December 31,
	2019		2018
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans(2)	$6,606	$6,372	$5,976	$5,836
Second lien senior secured loans	4,439	4,334	3,878	3,657
Subordinated certificates of the SDLP(3)	909	909	652	652
Senior subordinated loans	815	822	717	727
Collateralized loan obligations	40	35	44	45
Preferred equity securities	815	728	576	444
Other equity securities	1,072	1,226	911	1,056
Total	$14,696	$14,426	$12,754	$12,417
________________________________________

(1)	The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, if any.

(2)
First lien senior secured loans include certain loans that the Company classifies as “unitranche” loans. The total amortized cost and fair value of the loans that the Company classified as “unitranche” loans were $1,959 and $1,885, respectively, as of December 31, 2019, and $1,535 and $1,488, respectively, as of December 31, 2018.

(3)
The proceeds from these certificates were applied to co-investments with Varagon and its clients to fund first lien senior secured loans to 23 and 21 different borrowers as of December 31, 2019 and 2018, respectively.

The Company uses GICS for classifying the industry groupings of its portfolio companies. The industrial and geographic compositions of the Company’s portfolio at fair value as of December 31, 2019 and 2018 were as follows:

	As of December 31,
	2019	2018
Industry
Health Care Services	20.3%	20.3%
Software & Services	12.9	11.5
Commercial & Professional Services	8.5	10.4
Utilities	7.1	5.5
Investment Funds and Vehicles(1)	7.0	6.2
Consumer Services	6.6	6.3
Consumer Durables & Apparel	6.0	8.1
Diversified Financials	5.3	5.7
Automobiles & Components	4.9	4.5
Capital Goods	4.2	5.4
Energy	3.3	3.0
Insurance Services	3.2	2.2
Food & Beverage	2.3	2.0
Retailing	1.9	0.9
Materials	1.8	2.4
Other	4.7	5.6
Total	100.0%	100.0%
________________________________________

(1)
Includes the Company’s investment in the SDLP, which had made first lien senior secured loans to 23 and 21 different borrowers as of December 31, 2019 and 2018, respectively. The portfolio companies in the SDLP are in industries similar to the companies in the Company’s portfolio.

	As of December 31,
	2019	2018
Geographic Region
Midwest	27.3%	31.4%
West(1)	23.7	24.0
Southeast	20.9	18.8
Mid Atlantic	17.0	18.2
Northeast	7.8	5.4
International	3.3	2.2
Total	100.0%	100.0%
________________________________________

(1)	Includes the Company’s investment in the SDLP, which represented 6.3% and 5.3% of the total investment portfolio at fair value as of December 31, 2019 and 2018, respectively.

As of December 31, 2019, investments on non-accrual status represented 1.9% and 0.9% of the total investments at amortized cost and at fair value, respectively. As of December 31, 2018, investments on non-accrual status represented 2.5% and 0.6% of the total investments at amortized cost and at fair value, respectively.

Co-Investment Programs

Senior Direct Lending Program

The Company has established a joint venture with Varagon to make certain first lien senior secured loans, including certain stretch senior and unitranche loans, primarily to U.S. middle-market companies. Varagon was formed in 2013 as a lending platform by American International Group, Inc. and other partners. The joint venture is called the SDLP. In July 2016, the Company and Varagon and its clients completed the initial funding of the SDLP. The SDLP may generally commit and hold individual loans of up to $350. The Company and other accounts managed by the Company’s investment adviser and its affiliates may directly co-invest with the SDLP to accommodate larger transactions. The SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SDLP must be approved by an investment committee of the SDLP consisting of representatives of the Company and Varagon (with approval from a representative of each required).

The Company provides capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. As of December 31, 2019 and 2018, the Company and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates.

As of December 31, 2019 and 2018, the Company and Varagon and its clients had agreed to make capital available to the SDLP of $6,150 and $6,400, respectively, in the aggregate, of which $1,444 and $1,444, respectively, is to be made available from the Company. The Company will continue to provide capital to the SDLP in the form of SDLP Certificates, and Varagon and its clients will provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP as discussed above. Below is a summary of the funded capital and unfunded capital commitments of the SDLP.

	As of December 31,
	2019	2018
Total capital funded to the SDLP(1)	$3,899	$3,104
Total capital funded to the SDLP by the Company(1)	$909	$652
Total unfunded capital commitments to the SDLP(2)	$404	$187
Total unfunded capital commitments to the SDLP by the Company(2)	$94	$39
___________________________________________________________________________

(1)	At principal amount.

(2)	These commitments have been approved by the investment committee of the SDLP and will be funded as the transactions are completed.

The SDLP Certificates pay a coupon equal to LIBOR plus 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, after expenses, which may result in a return to the holders of the SDLP Certificates that is greater than the stated coupon. The SDLP Certificates are junior in right of payment to the senior notes and intermediate funding notes.

The amortized cost and fair value of the SDLP Certificates held by the Company were $909 and $909, respectively, as of December 31, 2019. The Company’s yield on its investment in the SDLP Certificates at amortized cost and fair value was 14.5% and 14.5%, respectively, as of December 31, 2019. The amortized cost and fair value of the SDLP Certificates held by the Company were $652 and $652, respectively, as of December 31, 2018. The Company’s yield on its investment in the SDLP Certificates at amortized cost and fair value was 15.0% and 15.0%, respectively, as of December 31, 2018. For the years ended December 31, 2019, 2018 and 2017, the Company earned interest income of $122, $87, and $52, respectively, from its investment in the SDLP Certificates. The Company is also entitled to certain fees in connection with the SDLP. For the years ended December 31, 2019, 2018 and 2017, in connection with the SDLP, the Company earned capital structuring service and other fees totaling $25, $16 and $11, respectively.

As of December 31, 2019 and 2018, the SDLP’s portfolio was comprised entirely of first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in the Company’s portfolio. As of December 31, 2019 and 2018, none of the loans were on non-accrual status. Below is a summary of the SDLP’s portfolio.

	As of December 31,
	2019	2018
Total first lien senior secured loans(1)	$3,892	$3,086
Largest loan to a single borrower(1)	$348	$249
Total of five largest loans to borrowers(1)	$1,391	$1,132
Number of borrowers in the SDLP	23	21
Commitments to fund delayed draw loans(2)	$404	$187
___________________________________________________________________________

(1)	At principal amount.

(2)
First lien senior secured loans include certain loans that the SDLP classifies as “unitranche” loans. As of December 31, 2019 and 2018, the total principal amount of loans in the SDLP portfolio that the SDLP classified as “unitranche” loans was $3,643 and $2,968, respectively.

(3)	As discussed above, these commitments have been approved by the investment committee of the SDLP.

Selected financial information for the SDLP as of and for the years ended December 31, 2019 and 2018, was as follows:

	As of December 31,
(in millions)	2019	2018
Selected Balance Sheet Information:
Investments at fair value (amortized cost of $3,892 and $3,086, respectively)	$3,817	$3,043
Other assets	92	92
Total assets	$3,909	$3,135

Senior notes	$2,769	$2,189
Intermediate funding notes	92	171
Other liabilities	63	54
Total liabilities	2,924	2,414
Subordinated certificates and members’ capital	985	721
Total liabilities and members’ capital	$3,909	$3,135

	For the Years Ended December 31,
(in millions)	2019	2018
Selected Statement of Operations Information:
Total interest and other income	$291	$232
Interest expense	137	116
Other expenses	14	12
Total expenses	151	128
Net investment income	140	104
Net realized and unrealized losses on investments	(36)	(21)
Net increase in members’ capital resulting from operations	$104	$83

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

For the year ended December 31, 2017, the Company earned interest income of $69 from its investment in the SSLP Certificates. The Company was also entitled to certain fees in connection with the SSLP. For the year ended December 31, 2017, in connection with the SSLP, the Company earned capital structuring service, sourcing and other fees totaling $5.

Ivy Hill Asset Management, L.P.

Ivy Hill Asset Management, L.P. (“IHAM”) is an asset management services company and an SEC-registered investment adviser. The Company has made investments in IHAM, its wholly owned portfolio company, and previously made investments in certain vehicles managed by IHAM. As of December 31, 2019, IHAM had assets under management of approximately $5.3 billion. As of December 31, 2019, IHAM managed 22 vehicles and served as the sub-manager/sub-servicer for two other vehicles (these vehicles managed or sub-managed/sub-serviced by IHAM are collectively referred to as the “IHAM Vehicles”). IHAM earns fee income from managing the IHAM Vehicles and has also invested in certain of these vehicles as part of its business strategy. As of December 31, 2019 and 2018, IHAM had total investments of $473 and $448, respectively. For the years ended December 31, 2019, 2018 and 2017, IHAM had management and incentive fee income of $27, $25 and $44, respectively, and other investment-related income of $61, $45 and $26, respectively.

In connection with the American Capital Acquisition, which was completed on January 3, 2017 (the “Acquisition Date”), American Capital Asset Management, LLC (“ACAM”), a wholly owned portfolio company of American Capital, merged with and into IHAM, with IHAM remaining as the surviving entity as a wholly owned portfolio company of the Company. As a result of the merger of IHAM and ACAM, the Company’s investment in IHAM increased by $179, which was recorded as an equity capital contribution in the amount of the fair value of the net assets of ACAM as of the Acquisition Date. In January 2017, as a result of sales of certain assets previously held by ACAM, IHAM made a distribution to the Company of $103, which was recorded as a return of the Company’s equity capital contribution discussed above. See Note 16 for additional information regarding the American Capital Acquisition.

 The amortized cost and fair value of the Company’s investment in IHAM was $444 and $521, respectively, as of December 31, 2019, and $444 and $518, respectively, as of December 31, 2018. For the years ended December 31, 2019, 2018 and 2017, the Company received distributions from IHAM of $68, $58 and $40 (excluding the $103 return of capital discussed above), respectively, which consisted of dividend income of $68, $58 and $40, respectively. Additionally, in February 2018, the Company provided a $63 subordinated revolving loan and a $200 equity capital contribution to IHAM to help support IHAM’s acquisition of a portfolio of middle market loans. The subordinated revolving loan was fully repaid in June 2018.

From time to time, IHAM or certain IHAM Vehicles may purchase investments from, or sell investments to, the Company. For any such sales or purchases by the IHAM Vehicles to or from the Company, the IHAM Vehicles must obtain approval from third parties unaffiliated with the Company or IHAM, as applicable. During the years ended December 31, 2019, 2018 and 2017, IHAM or certain of the IHAM Vehicles purchased $1,141, $482 and $137, respectively, of investments from the Company. For the years ended December 31, 2019, 2018 and 2017, the Company recorded $2, $0 and $0, respectively, of net realized losses from these sales.

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

5.     DEBT

Effective June 21, 2019, the Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150%. Prior to June 21, 2019, in accordance with the Investment Company Act, the Company was allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, was at least 200% after such borrowing. As of December 31, 2019, the aggregate principal amount outstanding of the senior securities issued by the Company was $7,060, and the Company’s asset coverage was 204%.

The Company’s outstanding debt as of December 31, 2019 and 2018 was as follows:

	As of December 31,
	2019					2018
	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding (1)	Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$3,365	(2)	$2,250	$2,250		$2,133	$1,064	$1,064
Revolving Funding Facility	1,275		638	638		1,000	520	520
SMBC Funding Facility	650	(3)	301	301		400	245	245
2019 Convertible Notes	—		—	—		300	300	300	(4)
2022 Convertible Notes	388		388	377	(4)	388	388	372	(4)
2024 Convertible Notes	403		403	389	(4)	—	—	—
2020 Notes	—		—	—		600	600	598	(5)
2022 Notes	600		600	597	(6)	600	600	595	(6)
2023 Notes	750		750	746	(7)	750	750	744	(7)
2024 Notes	900		900	895	(8)	—	—	—
March 2025 Notes	600		600	594	(9)	600	600	593	(9)
2047 Notes	230		230	184	(10)	230	230	183	(10)
Total	$9,161		$7,060	$6,971		$7,001	$5,297	$5,214
________________________________________

(1)	Subject to borrowing base, leverage and other restrictions. Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.

(2)	Provides for a feature that allows the Company, under certain circumstances, to increase the size of the Revolving Credit Facility (as defined below) to a maximum of $5,048.

(3)	Provides for a feature that allows ACJB (as defined below), under certain circumstances, to increase the size of the SMBC Funding Facility (as defined below) to a maximum of $1,000.

(4)
Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes (as defined below). As of December 31, 2019, the total unamortized debt issuance costs and the unaccreted discount for the 2022 Convertible Notes and the 2024 Convertible Notes (each as defined below) were $11 and $14, respectively. As of December 31,

2018, the total unamortized debt issuance costs and the unaccreted discount for the 2019 Convertible Notes and the 2022 Convertible Notes (each as defined below) were $0 and $16, respectively.

(5)
Represents the aggregate principal amount outstanding of the 2020 Notes (as defined below) less unamortized debt issuance costs and the net unaccreted discount recorded upon the issuances of the 2020 Notes. As of December 31, 2018, the total unamortized debt issuance costs and the net unaccreted discount was $2.

(6)
Represents the aggregate principal amount outstanding of the 2022 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2022 Notes. As of December 31, 2019 and 2018, the total unamortized debt issuance costs and the unaccreted discount was $3 and $5, respectively.

(7)
Represents the aggregate principal amount outstanding of the 2023 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2023 Notes. As of December 31, 2019 and 2018, the total unamortized debt issuance costs and the unaccreted discount was $4 and $6, respectively.

(8)
Represents the aggregate principal amount outstanding of the 2024 Notes (as defined below), less unamortized debt issuance costs and the net unaccreted discount recorded upon the issuance of the 2024 Notes. As of December 31, 2019, the total unamortized debt issuance costs and the net unaccreted discount was $5.

(9)
Represents the aggregate principal amount outstanding of the March 2025 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the March 2025 Notes. As of December 31, 2019 and 2018, the total unamortized debt issuance costs and the unaccreted discount was $6 and $7, respectively.

(10)
Represents the aggregate principal amount outstanding of the 2047 Notes (as defined below) less unamortized debt issuance costs and the unaccreted discount recorded as part of the Allied Acquisition (as defined below). As of December 31, 2019 and 2018, the total unaccreted purchased discount was $46 and $47, respectively.

     The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all the Company’s outstanding debt as of December 31, 2019 were 3.9% and 4.7 years, respectively, and as of December 31, 2018 were 4.1% and 4.8 years, respectively.

Revolving Credit Facility

The Company is party to a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), that allows the Company to borrow up to $3,365 at any one time outstanding. The Revolving Credit Facility consists of a $674 term loan tranche with a stated maturity date of March 30, 2024 and a $2,691 revolving tranche. For the revolving tranche, the end of the revolving period and the stated maturity date are March 30, 2023 and March 30, 2024, respectively. The Revolving Credit Facility also provides for a feature that allows the Company, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of $5,048. The Revolving Credit Facility generally requires payments of interest at the end of each LIBOR interest period, but no less frequently than quarterly, on LIBOR based loans, and monthly payments of interest on other loans. From the end of the revolving period to the stated maturity date, the Company is required to repay outstanding principal amounts under the Revolving Credit Facility on a monthly basis in an amount equal to 1/12th of the outstanding principal amount at the end of the revolving period.

Under the Revolving Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of the Company and its consolidated subsidiaries (subject to certain exceptions) of not less than 1.5:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Credit Facility. Amounts available to borrow under the Revolving Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio that are pledged as collateral. As of December 31, 2019, the Company was in compliance in all material respects with the terms of the Revolving Credit Facility.

As of December 31, 2019 and 2018, there was $2,250 and $1,064 outstanding, respectively, under the Revolving Credit Facility. The Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $200 with the ability to increase by an incremental $75 on an uncommitted basis. As of December 31, 2019 and 2018, the Company had $61 and $57, respectively, in letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued. As of December 31, 2019, there was $1,054 available for borrowing (net of letters of credit issued) under the Revolving Credit Facility.

Since March 30, 2018, the interest rate charged on the Revolving Credit Facility is based on an applicable spread of either 1.75% or 1.875% over LIBOR or 0.75% or 0.875% over an  “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility), in each case, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. Prior to March 30, 2018, the interest rate charged on the Revolving Credit Facility was based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility), in each case, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. The Revolving Credit Facility allows for borrowings to be made using one, two, three or six month LIBOR. As of December 31, 2019, the one, two, three and six month LIBOR was 1.76%, 1.83%, 1.91% and 1.91%, respectively. As of December 31, 2019, the interest rate in effect was LIBOR plus 1.75%. As of December 31, 2018, the one, two, three and six month LIBOR was 2.50%, 2.61%, 2.81% and 2.88%, respectively. As of December 31, 2018, the interest rate in effect was LIBOR plus 1.75%. In addition to the stated interest expense on the Revolving Credit Facility, the Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. The Company is also required to pay a letter of credit fee of either 2.00% or 2.125% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility.

In December 2017, the Company entered into a three-year interest rate swap agreement to effectively fix the interest rate in connection with $395 of the term loan tranche of the Revolving Credit Facility. See Note 6 for more information on the interest rate swap.

The Revolving Credit Facility is secured by certain assets in the Company’s portfolio and excludes investments held by Ares Capital CP under the Revolving Funding Facility and those held by ACJB under the SMBC Funding Facility (as defined below), each as described below, and certain other investments.

For the years ended December 31, 2019, 2018 and 2017, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Stated interest expense	$59	$17	$15
Credit facility fees	7	7	7
Amortization of debt issuance costs	6	4	4
Total interest and credit facility fees expense	$72	$28	$26
Cash paid for interest expense	$58	$16	$15
Average stated interest rate	3.96%	3.93%	2.90%
Average outstanding balance	$1,478	$443	$514

Revolving Funding Facility

The Company and the Company’s consolidated subsidiary, Ares Capital CP Funding LLC (“Ares Capital CP”), are party to a revolving funding facility (as amended, the “Revolving Funding Facility”), which as of December 31, 2019 allowed Ares Capital CP to borrow up to $1,275 at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. As of December 31, 2019, the end of the reinvestment period and the stated maturity date for the Revolving Funding Facility was January 3, 2022 and January 3, 2024, respectively. See Note 18 for a subsequent event relating to the Revolving Funding Facility.

Amounts available to borrow under the Revolving Funding Facility are subject to a borrowing base that applies different advance rates to different types of assets held by Ares Capital CP. Ares Capital CP is also subject to limitations with respect to the loans securing the Revolving Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests, loans with fixed rates and loans with certain investment ratings, as well as restrictions on portfolio company leverage, which may also affect the borrowing base and therefore amounts available to borrow. The Company and Ares Capital CP are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the agreements governing the Revolving Funding Facility. As of December 31, 2019, the Company and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

As of December 31, 2019 and 2018, there was $638 and $520 outstanding, respectively, under the Revolving Funding Facility. Since December 14, 2018, the interest rate charged on the Revolving Funding Facility was based on one month LIBOR plus 2.00% per annum or a “base rate” (as defined in the agreements governing the Revolving Funding Facility) plus 1.00% per annum. Prior to and including December 13, 2018, the interest rate charged on the Revolving Funding Facility was based on one month LIBOR plus 2.15% per annum or a “base rate” plus 1.15% per annum. Ares Capital CP is also required to pay a commitment fee between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility.

For the years ended December 31, 2019, 2018 and 2017, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Funding Facility were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Stated interest expense	$25	$8	$17
Credit facility fees	4	8	4
Amortization of debt issuance costs	3	3	3
Total interest and credit facility fees expense	$32	$19	$24
Cash paid for interest expense	$26	$10	$14
Average stated interest rate	4.26%	4.16%	3.41%
Average outstanding balance	$576	$204	$512

SMBC Funding Facility

The Company and the Company’s consolidated subsidiary, Ares Capital JB Funding LLC (“ACJB”), are party to a revolving funding facility (as amended, the “SMBC Funding Facility”) with ACJB, as the borrower, and Sumitomo Mitsui Banking Corporation (“SMBC”), as the administrative agent, collateral agent, and lender, which as of December 31, 2019 allowed ACJB to borrow up to $650 at any one time outstanding. The SMBC Funding Facility also provides for a feature that allows ACJB, subject to receiving certain consents, to increase the overall size of the SMBC Funding Facility to $1,000. The SMBC Funding Facility is secured by all of the assets held by ACJB. The end of the reinvestment period and the stated maturity date for the SMBC Funding Facility are September 10, 2022 and September 10, 2024, respectively. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement. See Note 18 for a subsequent event relating to the SMBC Funding Facility.

Amounts available to borrow under the SMBC Funding Facility are subject to a borrowing base that applies an advance rate to assets held by ACJB. The Company and ACJB are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the SMBC Funding Facility. As of December 31, 2019, the Company and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

As of December 31, 2019 and 2018, there was $301 and $245 outstanding, respectively, under the SMBC Funding Facility. The interest rate charged on the SMBC Funding Facility is based on an applicable spread of either 1.75% or 2.00% over one month LIBOR or 0.75% or 1.00% over a “base rate” (as defined in the agreements governing the SMBC Funding Facility), in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. As of December 31, 2019, the interest rate in effect was one month LIBOR plus 1.75%. Since September 10, 2019, ACJB is required to pay a commitment fee of between 0.50% and 1.00% per annum depending on the size of the unused portion of the SMBC Funding Facility. Prior to and including September 10, 2019, ACJB was required to pay a commitment fee of between 0.35% and 0.875% per annum depending on the size of the unused portion of the SMBC Funding Facility.

For the years ended December 31, 2019, 2018 and 2017, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SMBC Funding Facility were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Stated interest expense	$9	$1	$2
Credit facility fees	1	2	1
Amortization of debt issuance costs	1	2	1
Total interest and credit facility fees expense	$11	$5	$4
Cash paid for interest expense	$9	$1	$2
Average stated interest rate	4.05%	4.11%	2.87%
Average outstanding balance	$227	$29	$76

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
For the year ended December 2017, the components of interest expense, cash paid for interest expense, average stated interest rate and average outstanding balances for the SBA Debentures were as follows:

Year Ended December 31, 2017
Stated interest expense	$1
Amortization of debt issuance costs	—
Total interest expense	$1
Cash paid for interest expense	$1
Average stated interest rate	3.48%
Average outstanding balance	$17

Convertible Unsecured Notes

The Company has issued $388 in aggregate principal amount of unsecured convertible notes that mature on February 1, 2022 (the “2022 Convertible Notes”) and $403 in aggregate principal amount of unsecured convertible notes that mature on March 1, 2024 (the “2024 Convertible Notes” and together with the 2022 Convertible Notes, the “Convertible Unsecured Notes”). The Convertible Unsecured Notes mature upon their respective maturity dates unless previously converted or repurchased in accordance with their terms. The Company does not have the right to redeem the Convertible Unsecured Notes prior to maturity. The 2022 Convertible Notes and the 2024 Convertible Notes bear interest at a rate of 3.75% and 4.625%, respectively, per year, payable semi-annually.

In certain circumstances, assuming the respective conversion date below has not already passed, the Convertible Unsecured Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of its common stock, at the Company’s election, at their respective conversion rates (listed below as of December 31, 2019) subject to customary anti-dilution adjustments and the requirements of their respective indenture (the “Convertible Unsecured Notes Indentures”). Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Unsecured Notes only under certain circumstances set forth in the

Convertible Unsecured Notes Indentures. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding the maturity date for the 2022 Convertible Notes and the second scheduled trading day immediately preceding the maturity date for the 2024 Convertible Notes, holders may convert their Convertible Unsecured Notes at any time. In addition, if the Company engages in certain corporate events as described in their respective Convertible Unsecured Notes Indenture, holders of the Convertible Unsecured Notes may require the Company to repurchase for cash all or part of the Convertible Unsecured Notes at a repurchase price equal to 100% of the principal amount of the Convertible Unsecured Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

Certain key terms related to the convertible features for each of the Convertible Unsecured Notes as of December 31, 2019 are listed below.

	2022 Convertible Notes	2024 Convertible Notes
Conversion premium	15.0%	15.0%
Closing stock price at issuance	$16.86	$17.29
Closing stock price date	January 23, 2017	March 5, 2019
Conversion price (1)	$19.20	$19.88
Conversion rate (shares per one thousand dollar principal amount)(1)	52.0943	50.2930
Conversion dates	August 1, 2021	December 1, 2023
________________________________________

(1)	Represents conversion price and conversion rate, as applicable, as of December 31, 2019, taking into account any applicable de minimis adjustments that will be made on the conversion date.

As of December 31, 2019, the principal amounts of each series of the Convertible Unsecured Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

The Convertible Unsecured Notes Indentures contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act, or any successor provisions, and to provide financial information to the holders of the Convertible Unsecured Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Unsecured Notes Indentures. As of December 31, 2019, the Company was in compliance in all material respects with the terms of the Convertible Unsecured Notes Indentures.

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

	2022 Convertible Notes	2024 Convertible Notes
Debt and equity component percentages, respectively(1)	96.0% and 4.0%	98.9% and 1.1%
Debt issuance costs(1)	$9	$4
Equity issuance costs(1)	$—	$—
Equity component, net of issuance costs(2)	$15	$13
________________________________________

(1)	At time of issuance.

(2)	At time of issuance and as of December 31, 2019.

In addition to the original issue discount equal to the equity component of the 2024 Convertible Notes, the 2024 Convertible Notes were issued at a discount. The Company records interest expense comprised of both stated interest expense as well as accretion of any original issue discount.

As of December 31, 2019, the components of the carrying value of the Convertible Unsecured Notes, the stated interest rate and the effective interest rate were as follows:

	2022 Convertible Notes	2024 Convertible Notes
Principal amount of debt	$388	$403
Original issue discount, net of accretion	(7)	(11)
Debt issuance costs	(4)	(3)
Carrying value of debt	$377	$389
Stated interest rate	3.75%	4.63%
Effective interest rate(1)	4.60%	5.20%
________________________________________

(1)	The effective interest rate of the debt component of the Convertible Unsecured Notes is equal to the stated interest rate plus the accretion of original issue discount.

In January 2019, the Company repaid in full the $300 in aggregate principal amount of unsecured convertible notes (the “2019 Convertible Notes”) upon their maturity. The 2019 Convertible Notes bore interest at a rate of 4.375% per year, payable semi-annually.

For the years ended December 31, 2019, 2018 and 2017, the components of interest expense and cash paid for interest expense for the Convertible Unsecured Notes, as well as any other convertible unsecured notes outstanding during the periods presented are listed below.

	For the Years Ended December 31,
	2019	2018	2017
Stated interest expense	$30	$28	$41
Amortization of debt issuance costs	3	3	4
Accretion of original issue discount	5	3	5
Total interest expense	$38	$34	$50
Cash paid for interest expense	$30	$34	$37

Unsecured Notes

2020 Notes

In December 2019, the Company redeemed the entire $600 in aggregate principal amount of unsecured notes that were scheduled to mature on January 15, 2020 and bore interest at a rate of 3.875% per year (the “2020 Notes”) in accordance with the terms of the indenture governing the 2020 Notes. The 2020 Notes were redeemed at par plus accrued and unpaid interest for a total redemption price of approximately $610.

2022 Notes

The Company has issued $600 in aggregate principal amount of unsecured notes that mature on January 19, 2022 and bear interest at a rate of 3.625% per year (the “2022 Notes”). The 2022 Notes require payment of interest semi-annually, and all principal is due upon maturity. The 2022 Notes may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indenture governing the 2022 Notes, and any accrued and unpaid interest. The 2022 Notes were issued at a discount to the principal amount.

2023 Notes

The Company has issued $750 in aggregate principal amount of unsecured notes that mature on February 10, 2023 and bear interest at a rate of 3.500% per year (the “2023 Notes”). The 2023 Notes pay interest semi-annually, and all principal is due upon maturity. The 2023 Notes may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indenture governing the 2023 Notes, and any accrued and unpaid interest. The 2023 Notes were issued at a discount to the principal amount.

2024 Notes

The Company has issued $900 in aggregate principal amount of unsecured notes that mature on June 10, 2024 and bear interest at a rate of 4.200% per year (the ‘‘2024 Notes’’). The 2024 Notes pay interest semi-annually, and all principal is due upon maturity. The 2024 Notes may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to par plus a ‘‘make whole’’ premium, if applicable, as determined pursuant to the indenture governing the 2024 Notes, and any accrued and unpaid interest. $650 in aggregate principal amount of the 2024 Notes were issued at a discount to the principal amount, and $250 in aggregate principal amount of the 2024 Notes were issued at a premium to the principal amount.

March 2025 Notes

The Company has issued $600 in aggregate principal amount of unsecured notes that mature on March 1, 2025 and bear interest at a rate of 4.250% per year (the “March 2025 Notes”). The March 2025 Notes pay interest semi-annually and all principal is due upon maturity. The March 2025 Notes may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indenture governing the March 2025 Notes, and any accrued and unpaid interest. The March 2025 Notes were issued at a discount to the principal amount.

2047 Notes

As part of the acquisition of Allied Capital Corporation (“Allied Capital”) in April 2010 (the “Allied Acquisition”), the Company assumed $230 in aggregate principal amount of unsecured notes that mature on April 15, 2047 and bear interest at a rate of 6.875% per year (the “2047 Notes” and together with the 2022 Notes, the 2023 Notes, the 2024 Notes and the March 2025 Notes, the “Unsecured Notes”). The 2047 Notes pay interest quarterly and all principal is due upon maturity. The 2047 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option, at a par redemption price of $25.00 per security plus accrued and unpaid interest.

See Note 18 for a subsequent event relating to an additional issuance of unsecured notes.

For the years ended December 31, 2019, 2018 and 2017, the components of interest expense and cash paid for interest expense for the Unsecured Notes, as well as any other unsecured notes outstanding during the periods presented are listed below.

	For the Years Ended December 31,
	2019	2018	2017
Stated interest expense	$130	$146	$113
Amortization of debt issuance costs	5	6	6
Net accretion of original issue discount	1	1	1
Accretion of purchase discount	2	1	—
Total interest expense	$138	$154	$120
Cash paid for interest expense	$141	$140	$102

The Unsecured Notes contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act, or any successor provisions, and to provide financial information to the holders of such notes under certain circumstances. These covenants are subject to important limitations and exceptions set forth in the indentures governing such notes. As of December 31, 2019, the Company was in compliance in all material respects with the terms of the respective indentures governing each of the Unsecured Notes.

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

6.     DERIVATIVE INSTRUMENTS

The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. As of December 31, 2019, the Company had no forward currency contracts outstanding. As of December 31, 2018, the Company had foreign currency contracts outstanding and the counterparty to such forward currency contracts was Bank of Montreal. Net unrealized gains or losses on foreign currency contracts are included in “net unrealized gains (losses) from foreign currency and other transactions” and net realized gains or losses on forward currency contracts are included in “net realized gains (losses) from foreign currency transactions” in the accompanying consolidated statement of operations.

Certain information related to the Company’s foreign currency forward contracts as of December 31, 2018 is presented below.

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

In December 2017, in connection with $395 of the term loan tranche of the Revolving Credit Facility, the Company entered into a three-year interest rate swap agreement to mitigate its exposure to adverse fluctuations in interest rates for a total notional amount of $395 and a maturity date of January 4, 2021. Under the interest rate swap agreement, the Company pays a fixed interest rate of 2.06% and receives a floating rate based on the prevailing one-month LIBOR. As of December 31, 2019 and 2018, the one-month LIBOR rate in effect was 1.75% and 2.44%, respectively. For the year ended December 31, 2019, the Company recognized $1 in net realized gains and $6 in net unrealized losses. For the years ended December 31, 2018 and 2017, the Company recognized $0 and $0, respectively, in net realized losses and $4 and $0, respectively, in net unrealized gains related to this swap agreement. As of December 31, 2019 and 2018, this swap agreement had a fair value of $(2) and $4, respectively, which is included in the “accounts payable and other liabilities” and “other assets”, respectively, in the accompanying consolidated balance sheet. Net realized gains or losses on the interest rate swap are included in “net realized gains (losses) from foreign currency and other transactions” in the accompanying consolidated statement of operations. Net unrealized gains or losses on the interest rate swap are included in “net unrealized gains (losses) from foreign currency and other transactions” in the accompanying consolidated statements of operations.

Certain information related to the Company’s interest rate swap as of December 31, 2019 and 2018 is presented below.

	As of December 31, 2019
Description	Payment Terms		Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	Pay Fixed 2.0642%	Receive Floating One-Month LIBOR of 1.75%	$395	1/4/2021	$—	$(2)	Accounts payable and other liabilities
Total					$—	$(2)

	As of December 31, 2018
Description	Payment Terms		Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	Pay Fixed 2.0642%	Receive Floating One-Month LIBOR of 2.44%	$395	1/4/2021	$4	$—	Other assets
Total					$4	$—

Forward currency contracts and interest rate swaps are considered undesignated derivative instruments.

7.     COMMITMENTS AND CONTINGENCIES

Investment Commitments

The Company has various commitments to fund investments in its portfolio as described below. As of December 31, 2019 and 2018, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) the Company’s discretion:

	As of December 31,
	2019	2018
Total revolving and delayed draw loan commitments	$2,174	$1,915
Less: drawn commitments	(459)	(377)
Total undrawn commitments	1,715	1,538
Less: commitments substantially at discretion of the Company	(6)	(6)
Total net adjusted undrawn revolving and delayed draw loan commitments	$1,709	$1,532

Included within the total revolving and delayed draw loan commitments as of December 31, 2019 and 2018 were delayed draw loan commitments totaling $633 and $627, respectively. The Company’s commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels).

Also included within the total revolving and delayed draw loan commitments as of December 31, 2019 were commitments to issue up to $338 in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2019, the Company had $38 in letters of credit issued and outstanding under these commitments on behalf of portfolio companies. For all these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $32 expire in 2020 and $6 and expire in 2021. As of December 31, 2019, the Company recorded a liability of $1 for certain letters of credit issued and outstanding and none of the other letters of credit issued and outstanding were recorded as a liability on the Company’s balance sheet as such other letters of credit are considered in the valuation of the investments in the portfolio company.

The Company also has commitments to co-invest in the SDLP for the Company’s portion of the SDLP’s commitments to fund delayed draw loans to certain portfolio companies of the SDLP. See Note 4 for more information.

As of December 31, 2019 and 2018, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

	As of December 31,
	2019	2018
Total private equity commitments	$117	$114
Less: funded private equity commitments	(69)	(73)
Total unfunded private equity commitments	48	41
Less: private equity commitments substantially at discretion of the Company	(48)	(41)
Total net adjusted unfunded private equity commitments	$—	$—

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

Lease Commitments

The Company is obligated under a number of operating leases pursuant to which it is leasing office facilities from third parties with remaining terms ranging from approximately three to seven years. For certain of its operating leases, the Company has entered into subleases including one with Ares Management. See Note 13 for a further description of the sublease with Ares Management.

The components of operating lease expense for the year ended December 31, 2019 were as follows:

For the Year Ended December 31, 2019
Operating lease costs	$19
Less: sublease income	(17)
Total operating lease costs (1)	$2

(1) Total operating lease costs are incurred from office leases assumed as part of the American Capital Acquisition.

Supplemental cash flow information related to operating leases for the year ended December 31, 2019 was as follows:

For the Year Ended December 31, 2019

Cash paid for amounts included in the measurement of operating lease liabilities	$23
Operating ROU assets obtained in exchange for operating lease liabilities	$13

Supplemental balance sheet information as of December 31, 2019 related to operating leases was as follows:

For the Year Ended December 31, 2019
Operating lease ROU assets	$94
Operating lease liabilities	$121
Weighted average remaining lease term	5.8 years
Weighted average discount rate	3.9%

The following table shows future minimum lease payments under the Company’s operating leases and a reconciliation to the operating lease liability as of December 31, 2019:

For the Years Ending December 31,	Amount
2020	$24
2021	24
2022	24
2023	25
2024	15
Thereafter	24
Total lease payments	136
Less imputed interest	(15)
Total operating lease liability	$121

The following table shows future expected rental payments to be received under the Company’s subleases where the Company is the sublessor as of December 31, 2019:

For the Years Ending December 31,	Amount
2020	$18
2021	18
2022	18
2023	18
2024	13
Thereafter	20
Total	$105

8.     FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows ASC 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASC 825-10”), which provides companies the option to report selected financial assets and liabilities at fair value. ASC 825-10 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. The Company has not elected the ASC 825-10 option to report selected financial assets and liabilities at fair value. With the exception of the line items entitled “other assets” and “debt,” which are reported at amortized cost, all assets and liabilities approximate fair value on the balance sheet. The carrying value of the lines titled “interest receivable,” “receivable for open trades,” “payable for open trades,” “accounts payable and other liabilities,” “base management fees payable,” “income based fees payable,” “capital gains incentive fees payable” and “interest and facility fees payable” approximate fair value due to their short maturity.

The Company also follows ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), which expands the application of fair value accounting. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure of fair value measurements. ASC 820-10 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Company to assume that the portfolio investment is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820-10, the Company has considered its principal market as the market in which the Company exits its portfolio investments with the greatest volume and level of activity. ASC 820-10 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820-10, these inputs are summarized in the three broad levels listed below:

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

The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of December 31, 2019 and 2018. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of December 31, 2019
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
First lien senior secured loans	$6,324	Yield analysis	Market yield	3.5% - 17.5%	8.5%
Second lien senior secured loans	4,334	Yield analysis	Market yield	8.9% - 25.0%	11.3%
Subordinated certificates of the SDLP	909	Discounted cash flow analysis	Discount rate	10.5% - 11.5%	11.0%
Senior subordinated loans	822	Yield analysis	Market yield	8.8% - 19.8%	12.5%
Collateralized loan obligations	35	Discounted cash flow analysis	Discount rate	9.4% - 10.2%	9.8%
			Constant prepayment rate	10.0% - 30.0%	20.0%
			Constant default rate	1.0% - 2.5%	2.0%
Preferred equity securities	728	EV market multiple analysis	EBITDA multiple	3.1x - 23.2x	12.7x
Other equity securities and other	1,196	EV market multiple analysis	EBITDA multiple	4.2x - 28.8x	12.2x
Total investments	$14,348

	As of December 31, 2018
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
First lien senior secured loans	$5,836	Yield analysis	Market yield	5.4% - 17.1%	9.2%
Second lien senior secured loans	3,657	Yield analysis	Market yield	9.8% - 20.2%	11.9%
Subordinated certificates of the SDLP	652	Discounted cash flow analysis	Discount rate	12.5% - 13.5%	13.0%
Senior subordinated loans	727	Yield analysis	Market yield	10.0% - 16.8%	13.0%
Collateralized loan obligations	45	Discounted cash flow analysis	Discount rate	10.0% - 15.6%	14.1%
			Constant prepayment rate	10.0% - 30.0%	20.0%
			Constant default rate	1.0% - 2.5%	2.0%
Preferred equity securities	444	EV market multiple analysis	EBITDA multiple	4.2x - 20.0x	12.9x
Other equity securities and other	1,046	EV market multiple analysis	EBITDA multiple	5.0x - 22.9x	10.8x
Total investments	$12,407

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

The following table presents fair value measurements of cash and cash equivalents, investments and derivatives as of December 31, 2019:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$176	$176	$—	$—
Investments not measured at net asset value	$14,416	$20	$48	$14,348
Investments measured at net asset value (1)	10
Total investments	$14,426
Derivatives	$(2)	$—	$(2)	$—
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

The following table presents changes in investments that use Level 3 inputs as of and for the year ended December 31, 2019:

As of and For the Year Ended December 31, 2019
Balance as of December 31, 2018	$12,407
Net realized losses	(130)
Net unrealized gains	45
Purchases	6,802
Sales	(2,411)
Redemptions	(2,465)
PIK interest and dividends	140
Net accretion of discount on securities	12
Net transfers out of Level 3(1)	(52)
Balance as of December 31, 2019	$14,348
________________________________________

(1)
For the year ended December 31, 2019, transfers out of Level 3 to Level 1 were as a result of the exchange of the Company’s previous equity investment into publicly traded common stock following the portfolio company’s initial public offering. For the year ended December 31, 2019, transfers out of Level 3 to Level 2 were as a result of changes in the observability of significant inputs for certain portfolio companies.

As of December 31, 2019, the net unrealized depreciation on the investments that use Level 3 inputs was $309.

For the year ended December 31, 2019, the total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the Company’s Level 3 assets still held as of December 31, 2019, and reported within the net unrealized gains (losses) on investments, foreign currency and other transactions in the Company’s consolidated statement of operations was $(135).

The following table presents changes in investments that use Level 3 inputs as of and for the year ended December 31, 2018:

As of and For the Year Ended December 31, 2018
Balance as of December 31, 2017	$11,824
Net realized gains	406
Net unrealized losses	(271)
Purchases	7,135
Sales	(2,614)
Redemptions	(4,179)
PIK interest and dividends	94
Net accretion of discount on securities	12
Net transfers in and/or out of Level 3	—
Balance as of December 31, 2018	$12,407

As of December 31, 2018, the net unrealized depreciation on the investments that use Level 3 inputs was $353. For the year ended December 31, 2018, there were no net transfers in or out of Level 3.

For the year ended December 31, 2018, the total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the Company’s Level 3 assets still held as of December 31, 2018, and reported within the net unrealized gains (losses) on investments, foreign currency and other transactions in the Company’s consolidated statement of operations was $(137).

Following are the carrying and fair values of the Company’s debt obligations as of December 31, 2019 and 2018. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of December 31,
	2019			2018
	Carrying value(1)		Fair value	Carrying value(1)		Fair value
Revolving Credit Facility	$2,250		$2,250	$1,064		$1,064
Revolving Funding Facility	638		638	520		520
SMBC Funding Facility	301		301	245		245
2019 Convertible Notes (principal amount outstanding of $0 and $300, respectively)	—		—	300	(2)	300
2022 Convertible Notes (principal amount outstanding of $388)	377	(2)	400	372	(2)	388
2024 Convertible Notes (principal amount outstanding of $403 and $0, respectively)	389	(2)	430	—		—
2020 Notes (principal amount outstanding of $0 and $600, respectively)	—	(3)	—	598	(3)	602
2022 Notes (principal amount outstanding of $600)	597	(4)	611	595	(4)	584
2023 Notes (principal amount outstanding of $750)	746	(5)	764	744	(5)	711
2024 Notes (principal amount outstanding of $900 and $0, respectively)	895	(6)	947	—		—
March 2025 Notes (principal amount outstanding of $600)	594	(7)	630	593	(7)	570
2047 Notes (principal amount outstanding of $230)	184	(8)	239	183	(8)	224
	$6,971	(9)	$7,210	$5,214	(9)	$5,208
________________________________________

(1)	The Revolving Credit Facility, the Revolving Funding Facility and the SMBC Funding Facility carrying values are the same as the principal amounts outstanding.

(2)	Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes less unamortized debt issuance costs and the unaccreted discount recorded upon the issuances of such notes.

(3)	Represents the aggregate principal amount outstanding of the 2020 Notes less unamortized debt issuance costs and the net unaccreted discount recorded upon the issuances of the 2020 Notes.

(4)	Represents the aggregate principal amount outstanding of the 2022 Notes less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2022 Notes.

(5)	Represents the aggregate principal amount outstanding of the 2023 Notes less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2023 Notes.

(6)	Represents the aggregate principal amount outstanding of the 2024 Notes less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2024 Notes.

(7)	Represents the aggregate principal amount outstanding of the March 2025 Notes less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the March 2025 Notes.

(8)	Represents the aggregate principal amount outstanding of the 2047 Notes less the unaccreted purchased discount.

(9)	Total principal amount of debt outstanding totaled $7,060 and $5,297 as of December 31, 2019 and 2018, respectively.

The following table presents fair value measurements of the Company’s debt obligations as of December 31, 2019 and 2018:

	As of December 31,
Fair Value Measurements Using	2019	2018
Level 1	$239	$224
Level 2	6,971	4,984
Total	$7,210	$5,208

9.     STOCKHOLDERS’ EQUITY

In November 2019, the Company entered into separate equity distribution agreements with two sales agents (the “Equity Distribution Agreements”), pursuant to which the Company may from time to time issue and sell shares of its common stock having an aggregate offering amount of up to $500. Subject to the terms and conditions of the Equity Distribution Agreements, sales of common stock, if any, may be made in transactions that are deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. During the year ended December 31, 2019, the Company issued and sold 3.5 shares of common stock under the Equity Distribution Agreements, with net proceeds totaling $64, after deducting sales agents’ commissions and other offering expenses of approximately $1. As of December 31, 2019, common stock with an aggregate offering amount of $435 remained available for issuance under the Equity Distribution Agreements. In addition to equity issuances under the Equity Distribution Agreements, the Company also issued common stock in connection with the dividend reinvestment program during the year ended December 31, 2019.

For the year ended December 31, 2018, there were no issuances of the Company’s equity securities. For the year ended December 31, 2017, except in connection with the Company’s dividend reinvestment plan and the American Capital Acquisition, there were no other issuances of the Company’s equity securities. In connection with the American Capital Acquisition, the Company issued 112 shares valued at approximately $1,839. See Note 16 for additional information regarding the American Capital Acquisition.

See Note 12 for information regarding shares of common stock issued or purchased in accordance with the Company’s dividend reinvestment plan during the years ended December 31, 2019 and 2017.

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

As of December 31, 2019, the Company had repurchased a total of 0.5 shares of its common stock in the open market under the stock repurchase program since the program’s inception in September 2015, at an average price of $13.92 per share, including commissions paid, leaving approximately $493 available for additional repurchases under the program. During the years ended December 31, 2019, 2018 and 2017, the Company did not repurchase any shares of the Company’s common stock under the stock repurchase program.

10.     EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted net increase in stockholders’ equity resulting from operations per share for the years ended December 31, 2019, 2018 and 2017:

	For the Years Ended December 31,
	2019	2018	2017
Net increase in stockholders’ equity resulting from operations available to common stockholders	$793	$858	$667
Weighted average shares of common stock outstanding—basic and diluted	427	426	425
Basic and diluted net increase in stockholders’ equity resulting from operations per share	$1.86	$2.01	$1.57

For the purpose of calculating diluted net increase in stockholders’ equity resulting from operations per share, the average closing price of the Company’s common stock for each of the years ended December 31, 2019, 2018 and 2017 was less than the conversion price for each of the Convertible Unsecured Notes outstanding as of December 31, 2019, 2018 and 2017, respectively, as well as any other convertible unsecured notes outstanding during the period. Therefore, for all periods presented in the financial statements, the underlying shares for the intrinsic value of the embedded options in the Convertible Unsecured Notes and any other convertible unsecured notes outstanding during the periods presented had no impact on the computation of diluted net increase in stockholders’ equity resulting from operations per share.

11.   INCOME AND EXCISE TAXES

For U.S. federal income tax purposes, amounts distributed to the Company’s stockholders as dividends are reported as ordinary income, capital gains, or a combination thereof. Dividends paid per common share for the years ended December 31, 2019, 2018 and 2017 were taxable as follows (unaudited):

	For the Years Ended December 31,
	2019	2018	2017
Ordinary income(1)	$1.68	$1.54	$1.45
Capital gains	—	—	0.07
Total(2)	$1.68	$1.54	$1.52
_______________________________________________________________________________

(1)
For the years ended December 31, 2019 and 2017, ordinary income included dividend income of approximately $0.0064 per share and $0.0296 per share, respectively, that qualified to be taxed at the maximum capital gains rate and, in the case of certain eligible corporate shareholders, dividends that were eligible for the dividends received deduction. For the year ended December 31, 2018, ordinary income did not include dividend income that qualified to be taxed at the maximum capital gains rate or, in case of certain eligible corporate shareholders, dividends eligible for the dividends received deduction.

(2)	For the years ended December 31, 2019, 2018 and 2017, the percentage of total dividends paid that constituted interest-related dividends were 86.8%, 85.4% and 86.8%, respectively.

The following reconciles net increase in stockholders’ equity resulting from operations to taxable income for the years ended December 31, 2019, 2018 and 2017:

	For the Years Ended December 31,
	2019	2018	2017
	(Estimated)(1)
Net increase in stockholders’ equity resulting from operations	$793	$858	$667
Adjustments:
Net unrealized losses (gains) on investments, foreign currency and other transactions	(47)	255	(136)
Income not currently taxable	(150)	(96)	(114)
Income for tax but not book	89	62	224
Expenses not currently deductible	13	52	96
Expenses for tax but not book	—	(78)	(24)
Realized gain/loss differences(2)	86	(433)	(47)
Taxable income	$784	$620	$666
_______________________________________________________________________________

(1)
The calculation of estimated 2019 U.S. federal taxable income is based on certain estimated amounts, including information received from third parties and, as a result, actual 2019 U.S. federal taxable income will not be finally determined until the Company’s 2019 U.S. federal tax return is filed in 2020 (and, therefore, such estimate is subject to change).

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

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. As of December 31, 2019, the Company estimates that it will have a capital loss carryforward of approximately $253 available for use in later tax years. While the Company’s ability to utilize losses in the future depends on a variety of factors that cannot be known in advance, approximately $170 of the capital loss carryforward will be subject to limitations under Section 382 of the Code. The unused balance will be carried forward and utilized as gains are realized, subject to such limitations.

For the year ended December 31, 2019, the Company estimated U.S. federal taxable income exceeded its distributions made from such taxable income during the year; consequently, the Company has elected to carry forward the excess for distribution to shareholders in 2020. The amount carried forward to 2020 is estimated to be approximately $408, all of which is expected to be ordinary income, although these amounts will not be finalized until the 2019 tax returns are filed in 2020. For the years ended December 31, 2018 and 2017, the Company had taxable income in excess of the distributions made from such taxable income during the year, and therefore, the Company elected to carry forward the excess for distribution to shareholders in 2019 and 2018, respectively. The amounts carried forward to 2019 and 2018 were $342 and $358, respectively. To the extent that the Company determines that its estimated current year annual taxable income will exceed its estimated current year dividends from such taxable income, the Company accrues excise tax on estimated excess taxable income. For the years ended December 31, 2019, 2018 and 2017, a net expense of $15, $14 and $12, respectively, was recorded for U.S. federal excise tax. The net expense for the years ended December 31, 2019 and 2017 each included a reduction in expense related to an expected refund request arising from the overpayment of the prior year’s excise tax of $1 and $1, respectively.

As of December 31, 2019, the estimated cost basis of investments for U.S. federal tax purposes was $14.7 billion resulting in estimated gross unrealized gains and losses of $0.4 billion and $0.7 billion, respectively. As of December 31, 2018, the estimated cost basis of investments for U.S. federal tax purposes was $13.0 billion resulting in estimated gross unrealized gains and losses of $0.3 billion and $0.9 billion, respectively. As of December 31, 2019 and 2018, the cost of investments for U.S. federal tax purposes was greater than the amortized cost of investments for book purposes of $14.7 billion and $12.8 billion, respectively, primarily as a result of the carryover of tax basis in excess of the related GAAP basis in connection with the Allied Acquisition. The Allied Acquisition qualified as a “tax-free” reorganization under the Code, which resulted in the assets acquired by the Company retaining Allied Capital’s tax cost basis at the merger date.

The Company may adjust the classification of stockholders’ equity as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes (including excise taxes), among other items. These adjustments are reclassifications among the individual components of stockholders’ equity and have no effect on total stockholders’ equity. For the year ended December 31, 2019, the Company increased capital in excess of par value by $495 and decreased accumulated undistributed (overdistributed) earnings by $495 in the consolidated statement of stockholders’ equity. After adjusting for these reclassifications, the capital in excess of par value, accumulated undistributed net investment income, accumulated net realized losses and accumulated net unrealized losses were $7,760, $117, $(117) and $(293), respectively. The adjustments made for the year ended December 31, 2019 are based on certain estimated amounts and assumptions and, as a result, such adjustments are subject to change until the Company’s 2019 U.S. federal tax return is filed in 2020. For the year ended December 31, 2018, the Company decreased capital in excess of par value by $19 and increased accumulated undistributed (overdistributed) earnings by $19 in the consolidated statement of stockholders’ equity. After adjusting for these reclassifications, the capital in excess of par value, accumulated overdistributed net investment income, accumulated undistributed net realized gains and accumulated net unrealized losses were $7,173, $(24), $491 and $(340), respectively.

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. For the years ended December 31, 2019, 2018 and 2017, the Company recorded a net tax expense of approximately $1, $5 and $7, respectively, for these subsidiaries.

12.   DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared and payable during the years ended December 31, 2019, 2018 and 2017:

Date declared	Record date	Payment date	Per share amount		Total amount
October 30, 2019	December 16, 2019	December 30, 2019	$0.40		$172
February 12, 2019	December 16, 2019	December 27, 2019	0.02	(1)	9
July 30, 2019	September 16, 2019	September 30, 2019	0.40		170
February 12, 2019	September 16, 2019	September 30, 2019	0.02	(1)	9
April 30, 2019	June 14, 2019	June 28, 2019	0.40		170
February 12, 2019	June 14, 2019	June 28, 2019	0.02	(1)	9
February 12, 2019	March 15, 2019	March 29, 2019	0.40		170
February 12, 2019	March 15, 2019	March 29, 2019	0.02	(1)	9
Total dividends declared and payable for the year ended December 31, 2019			$1.68		$718
October 31, 2018	December 14, 2018	December 28, 2018	$0.39		$166
August 1, 2018	September 14, 2018	September 28, 2018	$0.39		$166
May 2, 2018	June 15, 2018	June 29, 2018	$0.38		$162
February 13, 2018	March 15, 2018	March 30, 2018	$0.38		$162
Total dividends declared and payable for the year ended December 31, 2018			$1.54		$656
November 2, 2017	December 15, 2017	December 29, 2017	$0.38		$162
August 2, 2017	September 15, 2017	September 29, 2017	$0.38		$162
May 3, 2017	June 15, 2017	June 30, 2017	$0.38		$162
February 22, 2017	March 15, 2017	March 31, 2017	$0.38		$162
Total dividends declared and payable for the year ended December 31, 2017			$1.52		$648
___________________________________________________________________________
(1)    Represents an additional dividend.

The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. When the Company issues new shares in connection with the dividend reinvestment plan, the issue price is equal to the closing price of its common stock on the dividend payment date. Dividend reinvestment plan activity for the years ended December 31, 2019, 2018 and 2017, was as follows:

	For the Years Ended December 31,
	2019		2018		2017
Shares issued	1.3		—		0.4
Average issue price per share	$18.39		$—		$17.38
Shares purchased by plan agent to satisfy dividends declared and payable during the period for stockholders	0.5	(1)	1.8	(2)	1.5	(3)
Average purchase price per share	$17.42		$16.30		$16.28
_______________________________________________________________________________

(1)    Shares were purchased in April 2019.

(2)    Shares were purchased in April 2018, July 2018, October 2018 and January 2019.

(3)    Shares were purchased in July 2017, October 2017 and January 2018.

13.   RELATED PARTY TRANSACTIONS

In accordance with the investment advisory and management agreement, the Company bears all costs and expenses of the operation of the Company and reimburses its investment adviser or its affiliates for certain of such costs and expenses paid for by the investment adviser or its affiliates on behalf of the Company. For the years ended December 31, 2019, 2018 and 2017, the Company’s investment adviser or its affiliates incurred and the Company reimbursed such expenses totaling $7, $5 and $5, respectively. The Company’s investment adviser reimbursed the Company approximately $0.5 for certain rent and utilities incurred by the Company during the first quarter of 2018. In addition, during the second quarter of 2018, the Company’s investment adviser reimbursed the Company approximately $2.2, $3.0, $3.2 and $2.9 of rent and utilities for the years ended 2017, 2016, 2015 and 2014, respectively, for an aggregate reimbursement to the Company of $11.8. Beginning April 1, 2018, the Company’s investment adviser bears such rent and utilities expenses.

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

The Company has also entered into agreements with Ares Management LLC and IHAM, pursuant to which Ares Management LLC and IHAM are entitled to use the Company’s proprietary portfolio management software. For the years ended December 31, 2019, 2018 and 2017, amounts payable to the Company under these agreements totaled $0, $0 and $0, respectively.

See Notes 3, 4, 6 and 16 for descriptions of other related party transactions.

14.   FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights as of and for the years ended December 31, 2019, 2018 and 2017:

	As of and For the Years Ended December 31,
Per Share Data:	2019	2018	2017
Net asset value, beginning of period(1)	$17.12	$16.65	$16.45
Issuances of common stock	0.02	—	(0.01)
Deemed contribution from Ares Capital Management (See Note 16)	—	—	0.13
Issuances of convertible notes	—	—	0.04
Net investment income for period(2)	1.90	1.63	1.20
Net realized and unrealized gains (losses) for period(2)	(0.04)	0.38	0.36
Net increase in stockholders’ equity	1.88	2.01	1.72
Total distributions to stockholders(3)	(1.68)	(1.54)	(1.52)
Net asset value at end of period(1)	$17.32	$17.12	$16.65
Per share market value at end of period	$18.65	$15.58	$15.72
Total return based on market value(4)	30.49%	8.91%	4.55%
Total return based on net asset value(5)	12.14%	12.10%	10.53%
Shares outstanding at end of period	431	426	426
Ratio/Supplemental Data:
Net assets at end of period	$7,467	$7,300	$7,098
Ratio of operating expenses to average net assets(6)(7)	9.92%	8.63%	9.45%
Ratio of net investment income to average net assets(6)(8)	11.01%	9.60%	7.65%
Portfolio turnover rate(6)	38%	54%	51%
_______________________________________________________________________________

(1)	The net assets used equals the total stockholders’ equity on the consolidated balance sheet.

(2)	Weighted average basic per share data.

(3)	Includes additional dividends of $0.08 per share for the year ended December 31, 2019.

(4)
For the year ended December 31, 2019, the total return based on market value equaled the increase of the ending market value at December 31, 2019 of $18.65 per share from the ending market value at December 31, 2018 of $15.58 per share plus the declared and payable dividends of $1.68 per share for the year ended December 31, 2019, divided by the market value at December 31, 2018. For the year ended December 31, 2018, the total return based on market value equaled the decrease of the ending market value at December 31, 2018 of $15.58 per share from the ending market value at December 31, 2017 of $15.72 per share plus the declared and payable dividends of $1.54 per share for the year ended December 31, 2018, divided by the market value at December 31, 2017. For the year ended December 31, 2017, the total return based on market value equaled the decrease of the ending market value at December 31, 2017 of $15.72 per share from the ending market value at December 31, 2016 of $16.49 per share plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2017, divided by the market value at December 31, 2016. The Company’s shares fluctuate in value. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5)
For the year ended December 31, 2019, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.68 per share for the year ended December 31, 2019, divided by the beginning net asset value for the period. For the year ended December 31, 2018, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.54 per share for the year ended December 31, 2018, divided by the beginning net asset value for the period. For the year ended December 31, 2017, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2017, divided by the beginning net asset value for the period. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan, the issuance of common stock in connection with any equity offerings and the equity components of any convertible notes issued during the period. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(6)	The ratios reflect an annualized amount.

(7)
For the year ended December 31, 2019, the ratio of operating expenses to average net assets consisted of 2.78% of base management fees, 2.23% of income based fees and capital gains incentive fees, net of the Fee Waiver (2.64% of income based fees and capital gains incentive fees excluding the Fee Waiver), 3.94% of the cost of borrowing and 0.97% of other operating expenses. For the year ended December 31, 2018, the ratio of operating expenses to average net assets consisted of 2.49% of base management fees, 2.24% of income based fees and capital gains incentive fees, net of the Fee Waiver (2.79% of income based fees and capital gains incentive fees excluding the Fee Waiver), 3.33% of the cost of borrowing and 0.57% of other operating expenses. For the year ended December 31, 2017, the ratio of operating expenses to average net assets consisted of 2.57% of base management fees, 2.18% of income based fees and capital gains incentive fees, net of the Fee Waiver (2.32% of income based fees and capital gains incentive fees excluding the Fee Waiver), 3.37% of the cost of borrowing and 1.33% of other operating expenses.

(8)	The ratio of net investment income to average net assets excludes income taxes related to realized gains and losses.

15.   SELECTED QUARTERLY DATA (Unaudited)

	2019
	Q4	Q3	Q2	Q1
Total investment income	$386	$387	$382	$373
Net investment income before net realized and unrealized gains (losses) and income based fees and capital gains incentive fees, net of waiver of income based fees (See Note 3)	$241	$243	$246	$241
Income based fees and capital gains incentive fees, net of waiver of income based fees (See Note 3)	$51	$31	$38	$40
Net investment income before net realized and unrealized gains (losses)	$190	$212	$208	$201
Net realized and unrealized gains (losses)	$14	$(37)	$(8)	$13
Net increase in stockholders’ equity resulting from operations	$204	$175	$200	$214
Basic and diluted earnings per common share	$0.48	$0.41	$0.47	$0.50
Net asset value per share as of the end of the quarter	$17.32	$17.26	$17.27	$17.21

	2018
	Q4	Q3	Q2	Q1
Total investment income	$345	$342	$333	$317
Net investment income before net realized and unrealized gains (losses) and income based fees and capital gains incentive fees, net of waiver of income based fees (See Note 3)	$229	$225	$210	$192
Income based fees and capital gains incentive fees, net of waiver of income based fees (See Note 3)	$26	$40	$48	$48
Net investment income before net realized and unrealized gains (losses)	$203	$185	$162	$144
Net realized and unrealized gains (losses)	$(50)	$24	$92	$98
Net increase in stockholders’ equity resulting from operations	$153	$209	$254	$242
Basic and diluted earnings per common share	$0.36	$0.49	$0.60	$0.57
Net asset value per share as of the end of the quarter	$17.12	$17.16	$17.05	$16.84

	2017
	Q4	Q3	Q2	Q1
Total investment income	$307	$294	$284	$275
Net investment income before net realized and unrealized gains (losses) and income based fees and capital gains incentive fees, net of waiver of income based fees (See Note 3)	$185	$175	$154	$142
Income based fees and capital gains incentive fees, net of waiver of income based fees (See Note 3)	$45	$22	$30	$48
Net investment income before net realized and unrealized gains (losses)	$140	$153	$124	$94
Net realized and unrealized gains (losses)	$92	$(14)	$54	$24
Net increase in stockholders’ equity resulting from operations	$232	$139	$178	$118
Basic and diluted earnings per common share	$0.54	$0.33	$0.42	$0.28
Net asset value per share as of the end of the quarter	$16.65	$16.49	$16.54	$16.50

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

During the year ended December 31, 2017, the Company incurred $45 in professional fees and other costs related to the American Capital Acquisition. These costs are included in “Other general and administrative” expenses in the accompanying consolidated statement of operations.

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

On May 20, 2013, the Company was named as one of several defendants in an action filed in the United States District Court for the Eastern District of Pennsylvania by the bankruptcy trustee of DSI Renal Holdings LLC (“DSI Renal”) and two affiliate companies. On March 17, 2014, the motion by the Company and the other defendants to transfer the case to the United States District Court for the District of Delaware (the “Delaware Court”) was granted. On May 6, 2014, the Delaware Court referred the matter to the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The complaint alleges, among other things, that each of the named defendants participated in a purported fraudulent transfer involving the restructuring of a subsidiary of DSI Renal. Among other things, the complaint seeks, jointly and severally from all defendants,

(1) damages of approximately $425, of which the complaint states the Company’s individual share is approximately $117, (2) interest thereon according to law, and (3) punitive damages. The defendants filed a motion to dismiss all claims on August 5, 2013. On July 20, 2017, the Bankruptcy Court issued an order granting the motion to dismiss certain claims and denying the motion to dismiss certain other claims, including the purported fraudulent transfer claims. The defendants answered the complaint on August 31, 2017. Discovery has ended and dispositive motions have been fully briefed. The Bankruptcy Court has heard oral arguments on some of the dispositive motions, but has not yet ruled on any of the motions. No trial date has been set. The Company is currently unable to assess with any certainty whether it may have any exposure in this matter. However, the Company believes the plaintiff’s claims are without merit and intends to vigorously defend itself in this matter.

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

18.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2019, except as discussed below.

In January 2020, the Company issued $750 in aggregate principal amount of unsecured notes that mature on July 15, 2025 and bear interest at a rate of 3.250% per year (the ‘‘July 2025 Notes’’). The July 2025 Notes require payment of interest semi-annually and all principal is due upon maturity. The July 2025 Notes may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to par plus a ‘‘make whole’’ premium, if applicable, as determined pursuant to the indenture governing the July 2025 Notes, and any accrued and unpaid interest. The July 2025 Notes were issued at a discount to the principal amount.

In January 2020, the Company and ACJB increased total commitments under the SMBC Funding Facility by $75, from $650 to $725.

In January 2020, the Company and Ares Capital CP entered into an agreement to amend the Revolving Funding Facility that, among other things, (a) increased the commitments under the Revolving Funding Facility from $1,275 to $1,525, (b) extended the reinvestment period from January 3, 2022 to January 31, 2023 and (c) extended the stated maturity date from January 3, 2024 to January 31, 2025.

In February 2020, the Company’s board of directors authorized an amendment to the Company’s $500 stock repurchase program to extend the expiration date of the program from February 15, 2020 to February 15, 2021. Under the program, the Company may repurchase up to $500 in the aggregate of its outstanding common stock in the open market at a price per share that meets certain thresholds below its net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARES CAPITAL CORPORATION

By:	/s/ R. KIPP DEVEER
R. Kipp deVeer Chief Executive Officer and Director
Date: February 12, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ R. KIPP DEVEER
R. Kipp deVeer Chief Executive Officer (principal executive officer) and Director
Date: February 12, 2020

By:	/s/ PENNI F. ROLL
Penni F. Roll Chief Financial Officer (principal financial officer)
Date: February 12, 2020

By:	/s/ SCOTT C. LEM
Scott C. Lem Chief Accounting Officer (principal accounting officer)
Date: February 12, 2020

By:	/s/ MICHAEL J AROUGHETI
Michael J Arougheti Director
Date: February 12, 2020

By:	/s/ STEVE BARTLETT
Steve Bartlett Director
Date: February 12, 2020

By:	/s/ ANN TORRE BATES
Ann Torre Bates Director
Date: February 12, 2020

By:	/s/ DANIEL KELLY, JR.
Daniel Kelly, Jr. Director
Date: February 12, 2020

By:	/s/ STEVEN B. MCKEEVER
Steven B. McKeever Director
Date: February 12, 2020

By:	/s/ MICHAEL PARKS
Michael Parks Director
Date: February 12, 2020

By:	/s/ ROBERT L. ROSEN
Robert L. Rosen Director
Date: February 12, 2020

By:	/s/ BENNETT ROSENTHAL
Bennett Rosenthal Director
Date: February 12, 2020

By:	/s/ ERIC B. SIEGEL
Eric B. Siegel Director
Date: February 12, 2020