Form 10-Q
period 2020-03-31
ARES CAPITAL CORP
filed 2020-05-05
CIK 1287750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2020
Common stock, $0.001 par value	422,622,119

ARES CAPITAL CORPORATION

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions, except per share data)

	As of
	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliate company investments	$12,275	$12,198
Non-controlled affiliate company investments	305	296
Controlled affiliate company investments	1,790	1,932
Total investments at fair value (amortized cost of $15,491 and $14,696, respectively)	14,370	14,426
Cash and cash equivalents	460	167
Restricted cash	655	9
Interest receivable	111	117
Other assets	93	78
Operating lease right-of-use asset	94	94
Receivable for open trades	23	14
Total assets	$15,806	$14,905
LIABILITIES
Debt	$8,179	$6,971
Payable to participants	655	9
Base management fees payable	55	54
Income based fees payable	44	48
Capital gains incentive fees payable	—	58
Interest and facility fees payable	38	54
Accounts payable and other liabilities	122	90
Payable for open trades	11	33
Operating lease liabilities	119	121
Total liabilities	9,223	7,438
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share, 600 common shares authorized; 423 and 431 common shares issued and outstanding, respectively	—	—
Capital in excess of par value	7,660	7,760
Accumulated overdistributed earnings	(1,077)	(293)
Total stockholders’ equity	6,583	7,467
Total liabilities and stockholders’ equity	$15,806	$14,905
NET ASSETS PER SHARE	$15.58	$17.32

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2020	2019
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest income from investments (excluding payment-in-kind (“PIK”) interest income)	$235	$233
PIK interest income from investments	19	12
Capital structuring service fees	27	39
Dividend income	18	15
Other income	6	8
Total investment income from non-controlled/non-affiliate company investments	305	307
From non-controlled affiliate company investments:
Interest income from investments (excluding PIK interest income)	3	5
PIK interest income from investments	1	1
Capital structuring service fees	1	2
Dividend income	—	1
Total investment income from non-controlled affiliate company investments	5	9
From controlled affiliate company investments:
Interest income from investments (excluding PIK interest income)	37	33
PIK interest income from investments	3	5
Capital structuring service fees	—	4
Dividend income	18	15
Other income	1	—
Total investment income from controlled affiliate company investments	59	57
Total investment income	369	373
EXPENSES:
Interest and credit facility fees	82	67
Base management fees	55	49
Income based fees	44	48
Capital gains incentive fees	(58)	2
Administrative fees	4	4
Other general and administrative	5	8
Total expenses	132	178
Waiver of income based fees	—	(10)
Total expenses, net of waiver of income based fees	132	168
NET INVESTMENT INCOME BEFORE INCOME TAXES	237	205
Income tax expense, including excise tax	3	4
NET INVESTMENT INCOME	234	201
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS, FOREIGN CURRENCY AND OTHER TRANSACTIONS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	46	7
Non-controlled affiliate company investments	(7)	—
Controlled affiliate company investments	(4)	—
Foreign currency and other transactions	(1)	49
Net realized gains	34	56
Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	(740)	(33)
Non-controlled affiliate company investments	(18)	(7)
Controlled affiliate company investments	(131)	1
Foreign currency and other transactions	9	(4)
Net unrealized losses	(880)	(43)
Net realized and unrealized gains (losses) on investments, foreign currency and other transactions	(846)	13
NET INCREASE (DECREASE) IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$(612)	$214
BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE (see Note 10)	$(1.42)	$0.50
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING (see Note 10)	430	426

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2020
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Health Care Services
42 North Dental, LLC (fka Gentle Communications, LLC) (16)	Dental services provider	First lien senior secured revolving loan ($1.5 par due 5/2022)	8.50% (Base Rate + 5.25%/Q)	5/26/2017	$1.5	$1.4	(2)(12)
Absolute Dental Management LLC and ADM Equity, LLC	Dental services provider	First lien senior secured loan ($0.8 par due 1/2022)	8.50% (Libor + 7.50%/Q)	1/15/2019	0.8	0.8	(2)(11)
		First lien senior secured loan ($24.6 par due 1/2022)		1/5/2016	24.2	11.5	(2)(12)
		Class A preferred units (4,000,000 units)		1/5/2016	4.0	—	(2)
		Class A common units (4,000,000 units)		1/5/2016	—	—	(2)
					29.0	12.3
Acessa Health Inc. (fka HALT Medical, Inc.)	Medical supply provider	Common stock (569,823 shares)		6/22/2017	0.1	—
ADCS Billings Intermediate Holdings, LLC (16)	Dermatology practice	First lien senior secured revolving loan ($5.0 par due 5/2022)	6.79% (Libor + 5.75%/Q)	5/18/2016	5.0	4.8	(2)(12)
ADG, LLC and RC IV GEDC Investor LLC (16)	Dental services provider	First lien senior secured revolving loan ($13.7 par due 9/2022)	6.82% (Libor + 3.00% Cash, 2.75% PIK/Q)	9/28/2016	13.7	11.8	(2)(12)
		Second lien senior secured loan ($94.9 par due 3/2024)		9/28/2016	89.0	66.4	(2)(11)
		Membership units (3,000,000 units)		9/28/2016	3.0	—	(2)
					105.7	78.2
Air Medical Group Holdings, Inc. and Air Medical Buyer Corp.	Emergency air medical services provider	Senior subordinated loan ($182.7 par due 3/2026)	9.49% (Libor + 7.88%/Q)	3/14/2018	182.7	177.2	(2)(12)
		Warrant to purchase up to 115,733 units of common stock (expires 3/2028)		3/14/2018	0.9	1.2	(2)
					183.6	178.4
Alteon Health, LLC	Provider of physician management services	First lien senior secured loan ($3.0 par due 9/2022)	7.95% (Libor + 6.50%/Q)	5/15/2017	3.0	2.6	(2)(12)
Athenahealth, Inc., VVC Holding Corp., Virence Intermediate Holding Corp., and Virence Holdings LLC (16)	Revenue cycle management provider to the physician practices and acute care hospitals	First lien senior secured loan ($7.0 par due 2/2026)	5.28% (Libor + 4.50%/Q)	2/11/2019	6.8	6.6	(2)
		Second lien senior secured loan ($210.3 par due 2/2027)	9.50% (Libor + 8.50%/Q)	2/11/2019	210.3	204.0	(2)
		Senior preferred stock (121,810 shares)	12.05% PIK (Libor + 11.13%/M)	2/11/2019	136.9	136.9	(2)
		Class A interests (0.39% interest)		2/11/2019	9.0	14.2	(2)
					363.0	361.7
Bearcat Buyer, Inc. and Bearcat Parent, Inc. (16)	Provider of central institutional review boards over clinical trials	First lien senior secured revolving loan ($0.4 par due 7/2024)	5.25% (Libor + 4.25%/M)	7/9/2019	0.4	0.4	(2)(12)
		First lien senior secured loan ($30.8 par due 7/2026)	5.70% (Libor + 4.25%/Q)	7/9/2019	30.8	29.9	(2)(12)
		First lien senior secured loan ($2.0 par due 7/2026)	5.70% (Libor + 4.25%/Q)	7/9/2019	2.0	2.0	(2)(12)
		First lien senior secured loan ($17.1 par due 7/2026)	5.70% (Libor + 4.25%/Q)	9/10/2019	17.1	16.6	(2)(12)
		Second lien senior secured loan ($64.2 par due 7/2027)	9.70% (Libor + 8.25%/Q)	7/9/2019	64.2	62.9	(2)(12)
		Second lien senior secured loan ($5.3 par due 7/2027)	9.70% (Libor + 8.25%/Q)	7/9/2019	5.3	5.2	(2)(12)
		Second lien senior secured loan ($12.7 par due 7/2027)	9.70% (Libor + 8.25%/Q)	9/10/2019	12.7	12.4	(2)(12)
		Class B common units (4,211 units)		7/9/2019	4.2	5.3	(2)
					136.7	134.7

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2020
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
CCS-CMGC Holdings, Inc. (16)	Correctional facility healthcare operator	First lien senior secured revolving loan ($7.5 par due 10/2023)	7.50% (Base Rate + 4.25%/M)	10/1/2018	7.5	7.0	(2)(15)
		First lien senior secured revolving loan ($0.9 par due 10/2023)	6.24% (Libor + 5.25%/M)	10/1/2018	0.9	0.9	(2)(15)
		First lien senior secured loan ($34.6 par due 10/2025)	6.84% (Libor + 5.50%/Q)	9/25/2018	34.3	32.1	(2)
					42.7	40.0
Center for Autism and Related Disorders, LLC (16)	Autism treatment and services provider specializing in applied behavior analysis therapy	First lien senior secured revolving loan ($7.8 par due 11/2023)	5.40% (Libor + 4.00%/Q)	11/21/2018	7.8	7.0	(2)(15)
Comprehensive EyeCare Partners, LLC (16)	Vision care practice management company	First lien senior secured revolving loan ($1.8 par due 2/2024)	5.75% (Libor + 4.50%/Q)	2/14/2018	1.8	1.6	(2)(12)
		First lien senior secured loan ($5.3 par due 2/2024)	5.95% (Libor + 4.50%/Q)	2/14/2018	5.3	5.0	(2)(12)
		First lien senior secured loan ($1.0 par due 2/2024)	6.75% (Base Rate + 3.50%/Q)	2/14/2018	1.0	1.0	(2)(12)
		First lien senior secured loan ($2.4 par due 2/2024)	5.95% (Libor + 4.50%/Q)	2/14/2018	2.4	2.2	(2)(12)
					10.5	9.8
Convey Health Solutions, Inc.	Workforce management solutions provider	First lien senior secured loan ($20.1 par due 9/2026)	7.01% (Libor + 5.25%/Q)	9/4/2019	20.1	19.5	(2)(12)
CVP Holdco, Inc. and OMERS Wildcats Holdings Inc. (16)	Veterinary hospital operator	First lien senior secured revolving loan ($0.7 par due 10/2024)	6.87% (Libor + 5.75%/M)	10/31/2019	0.7	0.7	(2)(12)(15)
		First lien senior secured loan ($66.1 par due 10/2025)	7.34% (Libor + 5.75%/Q)	10/31/2019	66.1	62.1	(2)(12)
		First lien senior secured loan ($14.1 par due 10/2025)	7.34% (Libor + 5.75%/Q)	10/31/2019	14.1	13.3	(2)(12)
		Common stock (31,005 shares)		10/31/2019	9.6	9.7	(2)
					90.5	85.8
D4C Dental Brands HoldCo, Inc. and Bambino Group Holdings, LLC (16)	Dental services provider	First lien senior secured revolving loan ($4.8 par due 12/2022)	9.50% (Base Rate + 6.25%/Q)	12/21/2016	4.8	4.6	(2)(12)(15)
		Class A preferred units (1,000,000 units)		12/21/2016	1.0	1.0	(2)
					5.8	5.6
DCA Investment Holding, LLC (16)	Multi-branded dental practice management	First lien senior secured revolving loan ($5.7 par due 7/2021)	6.25% (Libor + 5.25%/M)	7/2/2015	5.7	5.4	(2)(12)(15)
		First lien senior secured loan ($18.3 par due 7/2021)	6.32% (Libor + 5.25%/Q)	7/2/2015	18.2	17.5	(2)(12)
					23.9	22.9
Emerus Holdings, Inc.	Freestanding 24-hour emergency care micro-hospitals operator	First lien senior secured loan ($16.5 par due 2/2022)	14.00%	2/21/2019	16.5	16.5	(2)
Evolent Health LLC and Evolent Health, Inc. (16)	Medical technology company focused on value based care services and payment solutions	First lien senior secured loan ($67.1 par due 12/2024)	9.45% (Libor + 8.00%/Q)	12/30/2019	61.2	61.1	(2)(6)(12)
		Warrant to purchase up to 1,354,968 shares of common stock (expires 1/2025)		12/30/2019	5.9	5.9	(2)(6)
					67.1	67.0
GHX Ultimate Parent Corporation, Commerce Parent, Inc. and Commerce Topco, LLC	On-demand supply chain automation solutions provider to the healthcare industry	Second lien senior secured loan ($34.5 par due 6/2025)	9.37% (Libor + 8.00%/Q)	6/30/2017	34.2	33.2	(2)(12)
		Second lien senior secured loan ($55.0 par due 6/2025)	9.37% (Libor + 8.00%/Q)	1/13/2020	55.0	52.8	(2)(12)
		Series A preferred stock (110,425 shares)	12.20% PIK (Libor + 10.75%/Q)	6/30/2017	157.2	150.9	(2)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2020
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Class A units (14,013,303 units)		6/30/2017	14.0	16.9	(2)
					260.4	253.8
Hygiena Borrower LLC (16)	Adenosine triphosphate testing technology provider	Second lien senior secured loan ($2.5 par due 8/2023)	9.20% (Libor + 7.75%/Q)	8/26/2016	2.5	2.4	(2)(12)
		Second lien senior secured loan ($10.7 par due 8/2023)	9.20% (Libor + 7.75%/Q)	2/27/2017	10.7	10.2	(2)(12)
		Second lien senior secured loan ($11.1 par due 8/2023)	9.20% (Libor + 7.75%/Q)	6/29/2018	11.1	10.7	(2)(12)
		Second lien senior secured loan ($0.6 par due 8/2023)	9.20% (Libor + 7.75%/Q)	6/29/2018	0.6	0.6	(2)(12)
					24.9	23.9
JDC Healthcare Management, LLC (16)	Dental services provider	First lien senior secured revolving loan ($4.0 par due 4/2022)	8.75% (Libor + 7.75%/M)	4/10/2017	4.0	3.2	(2)(12)
		First lien senior secured loan ($29.6 par due 4/2023)	8.75% (Libor + 6.75% Cash, 1.00% PIK/M)	4/10/2017	29.6	23.7	(2)(12)
		First lien senior secured loan ($4.2 par due 4/2023)	8.75% (Libor + 6.75% Cash, 1.00% PIK/M)	4/10/2017	4.2	3.3	(2)(12)
					37.8	30.2
KBHS Acquisition, LLC (d/b/a Alita Care, LLC) (16)	Provider of behavioral health services	First lien senior secured revolving loan ($4.5 par due 3/2022)	6.00% (Libor + 5.00%/M)	3/17/2017	4.5	4.1	(2)(12)
Key Surgical LLC (16)	Provider of sterile processing, operating room and instrument care supplies for hospitals	First lien senior secured revolving loan ($1.1 par due 6/2022)	5.75% (Libor + 4.75%/Q)	6/1/2017	1.1	1.0	(2)(12)
		First lien senior secured loan ($16.1 par due 6/2023)	6.00% (EURIBOR + 5.00%/Q)	6/1/2017	16.4	15.7	(2)(12)
		First lien senior secured loan ($5.4 par due 6/2023)	6.00% (Libor + 5.00%/M)	8/28/2019	5.4	5.2	(2)(12)
					22.9	21.9
MB2 Dental Solutions, LLC (16)	Dental services provider	First lien senior secured revolving loan ($4.6 par due 9/2023)	7.25% (Base Rate + 4.00%/Q)	9/29/2017	4.6	4.3	(2)(12)
MCH Holdings, Inc. and MC Acquisition Holdings I, LLC	Healthcare professional provider	First lien senior secured loan ($0.8 par due 7/2020)	7.75% (Base Rate + 4.50%/M)	7/26/2017	0.8	0.8	(2)(12)
		First lien senior secured loan ($115.2 par due 7/2020)	7.00% (Libor + 5.50%/M)	7/26/2017	115.2	114.0	(2)(12)
		Class A units (1,438,643 shares)		1/17/2014	1.5	1.2	(2)
					117.5	116.0
Minerva Surgical, Inc. (16)	Medical device company focused on women's health	First lien senior secured loan ($30.1 par due 12/2022)	11.50% (Libor + 9.50%/Q)	12/30/2019	29.0	28.9	(2)(12)
MW Dental Holding Corp. (16)	Dental services provider	First lien senior secured revolving loan ($10.2 par due 4/2021)	8.25% (Libor + 6.75%/Q)	4/12/2011	10.2	9.9	(2)(12)
		First lien senior secured loan ($125.4 par due 4/2021)	8.25% (Libor + 6.75%/Q)	4/12/2011	125.4	121.6	(2)(12)
		First lien senior secured loan ($24.4 par due 4/2021)	8.25% (Libor + 6.75%/Q)	3/19/2018	24.4	23.6	(2)(12)
					160.0	155.1
NMN Holdings III Corp. and NMN Holdings LP (16)	Provider of complex rehab technology solutions for patients with mobility loss	First lien senior secured revolving loan ($8.8 par due 11/2023)	4.42% (Libor + 3.50%/M)	11/13/2018	8.8	8.3	(2)(15)
		Partnership units (30,000 units)		11/13/2018	3.0	3.1	(2)
					11.8	11.4
NMSC Holdings, Inc. and ASP NAPA Holdings, LLC	Anesthesia management services provider	Second lien senior secured loan ($72.8 par due 10/2023)	11.62% (Libor + 10.00%/B)	4/19/2016	72.8	68.4	(2)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2020
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Class A units (25,790 units)		4/19/2016	2.6	0.7	(2)
					75.4	69.1
NueHealth Performance, LLC (16)	Developer, builder and manager of specialty surgical hospitals and ambulatory surgery centers	First lien senior secured loan ($9.9 par due 9/2023)	7.50% (Libor + 6.50%/M)	9/27/2018	9.9	9.6	(2)(12)
		First lien senior secured loan ($1.5 par due 9/2023)	8.10% (Libor + 6.50%/M)	9/27/2018	1.5	1.4	(2)(12)
					11.4	11.0
Olympia Acquisition, Inc. and Olympia TopCo, L.P. (16)	Behavioral health and special education platform provider	First lien senior secured revolving loan ($10.1 par due 9/2024)	6.50% (Libor + 5.50%/Q)	9/24/2019	10.1	9.4	(2)(12)
		First lien senior secured loan ($42.9 par due 9/2026)	6.50% (Libor + 5.50%/M)	9/24/2019	42.9	39.9	(2)(12)
		Class A common units (9,549,000 units)		9/24/2019	9.5	7.4	(2)
					62.5	56.7
OMH-HealthEdge Holdings, LLC (16)	Revenue cycle management software provider for healthcare companies	First lien senior secured loan ($26.6 par due 10/2025)	6.50% (Libor + 5.50%/M)	10/24/2019	26.6	25.8	(2)(12)
OSYS Holdings, LLC	Provider of technology-enabled solutions to pharmacies	Limited liability company membership interest (1.57%)		11/21/2013	1.0	0.6	(2)
Pathway Vet Alliance LLC and Jedi Group Holdings LLC (16)	Veterinary hospital operator	First lien senior secured loan ($10.9 par due 3/2027)	4.24% (Libor + 3.25%/M)	3/31/2020	10.9	10.3	(2)
		Second lien senior secured loan ($76.3 par due 3/2028)	8.75% (Libor + 7.75%/M)	3/31/2020	76.3	73.5	(2)(12)
		Class R common units (6,004,768 units)		3/31/2020	6.0	6.0	(2)
					93.2	89.8
Patterson Medical Supply, Inc.	Distributor of rehabilitation supplies and equipment	Second lien senior secured loan ($78.0 par due 8/2023)	10.28% (Libor + 8.50%/Q)	9/2/2015	77.1	60.1	(2)(12)
PetIQ, LLC	Distributor and manufacturer of pet prescription medications and health products	First lien senior secured revolving loan ($21.0 par due 7/2025)	5.50% (Libor + 4.50%/M)	1/17/2018	21.0	20.3	(2)(6)
PetVet Care Centers, LLC	Veterinary hospital operator	First lien senior secured loan ($26.2 par due 2/2025)	5.25% (Libor + 4.25%/M)	10/31/2019	25.8	24.5	(2)(12)
PhyMED Management LLC	Provider of anesthesia services	Second lien senior secured loan ($47.2 par due 5/2021)	9.83% (Libor + 8.75%/Q)	12/18/2015	47.1	46.3	(2)(12)
Premise Health Holding Corp. and OMERS Bluejay Investment Holdings LP (16)	Provider of employer-sponsored onsite health and wellness clinics and pharmacies	First lien senior secured revolving loan ($34.4 par due 7/2023)	4.12% (Libor + 3.25%/B)	7/10/2018	34.4	32.7	(2)(15)
		First lien senior secured loan ($10.8 par due 7/2025)	4.95% (Libor + 3.50%/Q)	7/10/2018	10.8	10.3	(2)
		Second lien senior secured loan ($67.1 par due 7/2026)	8.95% (Libor + 7.50%/Q)	7/10/2018	66.6	64.4	(2)
		Class A units (9,775 units)		7/10/2018	9.8	10.6	(2)
					121.6	118.0
ProVation Medical, Inc.	Provider of documentation and coding software for GI physicians	First lien senior secured loan ($12.9 par due 3/2024)	8.85% (Libor + 7.00%/Q)	3/9/2018	12.7	12.7	(2)
Respicardia, Inc.	Developer of implantable therapies to improve cardiovascular health	Warrant to purchase up to 99,094 shares of Series C preferred stock (expires 6/2022)		6/28/2012	—	—	(2)
RTI Surgical, Inc.	Manufacturer of biologic, metal and synthetic implants/devices	Second lien senior secured loan ($96.1 par due 12/2023)	9.75% (Libor + 4.375% Cash, 4.375% PIK/Q)	3/8/2019	96.1	96.1	(2)(6)(12)
SCSG EA Acquisition Company, Inc. (16)	Provider of outsourced clinical services to hospitals and health systems	First lien senior secured revolving loan ($0.9 par due 9/2022)	5.00% (Libor + 4.00%/M)	9/1/2017	0.9	0.9	(2)(12)(15)
SiroMed Physician Services, Inc. and SiroMed Equity Holdings, LLC (16)	Outsourced anesthesia provider	First lien senior secured loan ($17.1 par due 3/2024)	6.20% (Libor + 4.75%/Q)	3/26/2018	17.1	16.5	(2)(12)
		Common units (684,854 units)		3/26/2018	4.9	3.0	(2)
					22.0	19.5

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2020
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
SM Wellness Holdings, Inc. and SM Holdco, Inc. (16)	Breast cancer screening provider	First lien senior secured revolving loan ($5.5 par due 8/2024)	5.95% (Libor + 4.50%/Q)	8/1/2018	5.5	5.3	(2)
		First lien senior secured loan ($7.0 par due 8/2024)	6.95% (Libor + 5.50%/Q)	8/1/2018	7.0	6.8	(2)
		Series A preferred stock (44,975 shares)	11.70% PIK (Libor + 10.25%/Q)	8/1/2018	55.5	55.5	(2)
		Series A units (7,475 units)		8/1/2018	7.5	0.1	(2)
		Series B units (747,500 units)		8/1/2018	—	6.1	(2)
					75.5	73.8
Synergy HomeCare Franchising, LLC and NP/Synergy Holdings, LLC (16)	Franchisor of private-pay home care for the elderly	First lien senior secured revolving loan ($2.5 par due 4/2024)	6.75% (Libor + 5.75%/M)	4/2/2018	2.5	2.5	(2)(12)
		First lien senior secured loan ($15.8 par due 4/2024)	7.20% (Libor + 5.75%/Q)	4/2/2018	15.8	15.8	(2)(12)
		Common units (550 units)		4/2/2018	0.6	0.8
					18.9	19.1
Teligent, Inc.	Pharmaceutical company that develops, manufactures and markets injectable pharmaceutical products	Second lien senior secured loan ($52.3 par due 6/2024)	9.75% (Libor + 7.75% Cash, 1.00% PIK/Q)	12/13/2018	52.3	48.1	(2)(12)
		Second lien senior secured loan ($29.8 par due 6/2024)	10.06% (Libor + 7.75% Cash, 1.00% PIK/Q)	12/13/2018	29.8	27.5	(2)(12)
					82.1	75.6
Touchstone Acquisition, Inc. and Touchstone Holding, L.P. (16)	Manufacturer of consumable products in the dental, medical, cosmetic and CPG/industrial end-markets	First lien senior secured loan ($25.4 par due 11/2025)	5.82% (Libor + 4.75%/Q)	11/15/2018	25.4	24.6	(2)
		Class A preferred units (2,149 units)	8.00% PIK	11/15/2018	2.4	1.9	(2)
					27.8	26.5
U.S. Acute Care Solutions, LLC (16)	Provider of physician management services	First lien senior secured revolving loan ($0.9 par due 11/2020)	6.00% (Libor + 5.00%/M)	2/8/2018	0.9	0.9	(2)
U.S. Anesthesia Partners, Inc.	Anesthesiology service provider	Second lien senior secured loan ($71.8 par due 6/2025)	8.85% (Libor + 7.25%/M)	6/16/2017	71.1	68.9	(2)(12)
United Digestive MSO Parent, LLC (16)	Gastroenterology physician group	First lien senior secured revolving loan ($8.4 par due 12/2023)	5.50% (Libor + 4.50%/Q)	12/14/2018	8.4	8.4	(2)(12)
		First lien senior secured loan ($12.4 par due 12/2024)	6.28% (Libor + 4.50%/Q)	12/14/2018	12.4	12.4	(2)(12)
					20.8	20.8
Urgent Cares of America Holdings I, LLC and FastMed Holdings I, LLC	Operator of urgent care clinics	Preferred units (7,696,613 units)		6/11/2015	7.7	—
		Series A common units (2,000,000 units)		6/11/2015	2.0	—
		Series C common units (5,288,427 units)		6/11/2015	—	—
					9.7	—
Urology Management Associates, LLC and JWC/UMA Holdings, L.P.	Urology private practice	First lien senior secured loan ($9.7 par due 8/2024)	6.00% (Libor + 5.00%/M)	8/31/2018	9.6	9.4	(2)(12)
		Limited partnership interests (3.64% interest)		8/31/2018	4.8	4.2	(2)
					14.4	13.6
WSHP FC Acquisition LLC (16)	Provider of biospecimen products for pharma research	First lien senior secured revolving loan ($3.5 par due 3/2024)	7.70% (Libor + 6.25%/Q)	3/30/2018	3.5	3.5	(2)(12)
		First lien senior secured loan ($28.1 par due 3/2024)	7.70% (Libor + 6.25%/Q)	3/30/2018	28.1	27.8	(2)(12)
		First lien senior secured loan ($5.9 par due 3/2024)	7.70% (Libor + 6.25%/Q)	3/30/2018	5.9	5.9	(2)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2020
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($4.6 par due 3/2024)	7.70% (Libor + 6.25%/Q)	2/11/2019	4.6	4.6	(2)(12)
		First lien senior secured loan ($5.8 par due 3/2024)	7.70% (Libor + 6.25%/Q)	2/11/2019	5.8	5.8	(2)(12)
		First lien senior secured loan ($8.7 par due 3/2024)	7.70% (Libor + 6.25%/Q)	8/30/2019	8.7	8.6	(2)(12)
		First lien senior secured loan ($11.0 par due 3/2024)	7.70% (Libor + 6.25%/Q)	10/31/2019	11.0	10.9	(2)(12)
					67.6	67.1

					2,869.1	2,715.5		41.24%
Software & Services
AffiniPay Midco, LLC and AffiniPay Intermediate Holdings, LLC (16)	Payment processing solution provider	First lien senior secured revolving loan ($1.8 par due 3/2026)	6.75% (Libor + 5.50%/Q)	2/28/2020	1.8	1.7	(2)(12)
		First lien senior secured loan ($65.0 par due 3/2026)	6.95% (Libor + 5.50%/Q)	2/28/2020	65.0	62.4	(2)(12)
		Senior subordinated loan ($22.0 par due 2/2028)	12.75% PIK	2/28/2020	22.0	20.9	(2)
					88.8	85.0
Anaqua Parent Holdings, Inc. & Astorg VII Co-Invest Anaqua (16)	Provider of IP management lifecycle software	First lien senior secured loan ($4.6 par due 4/2026)	5.50% (Euribor + 5.50%/Q)	4/10/2019	4.7	4.6	(2)
		First lien senior secured loan ($7.7 par due 4/2026)	7.07% (Libor + 5.25%/Q)	4/10/2019	7.7	7.7	(2)(12)
		Limited partnership units (4,400,000 units)		6/13/2019	5.0	5.9	(2)(6)
					17.4	18.2
APG Intermediate Holdings Corporation and APG Holdings, LLC (4)(16)	Aircraft performance software provider	First lien senior secured loan ($12.9 par due 1/2025)	6.75% (Libor + 5.25%/Q)	1/3/2020	12.9	12.6	(2)(12)
		First lien senior secured loan ($0.5 par due 1/2025)	6.75% (Libor + 5.25%/Q)	1/3/2020	0.5	0.5	(2)(12)
		Class A Membership units (9,750,000 units)		1/3/2020	9.8	9.0	(2)
					23.2	22.1
Apptio, Inc. (16)	Provider of cloud-based technology business management solutions	First lien senior secured loan ($62.2 par due 1/2025)	8.25% (Libor + 7.25%/M)	1/10/2019	62.2	60.9	(2)(12)
Avetta, LLC (16)	Supply chain risk management SaaS platform for global enterprise clients	First lien senior secured loan ($36.0 par due 4/2024)	6.82% (Libor + 5.75%/Q)	4/10/2018	36.0	34.9	(2)(12)
Blue Campaigns Intermediate Holding Corp. and Elevate Parent, Inc. (dba EveryAction) (16)	Provider of fundraising and organizing efforts and digital services to non-profits and political campaigns	First lien senior secured revolving loan ($2.3 par due 8/2023)	10.00% (Base Rate + 6.75%/M)	8/20/2018	2.3	2.2	(2)(12)
		First lien senior secured loan ($40.8 par due 8/2023)	8.45% (Libor + 6.75%/Q)	8/20/2018	40.8	40.0	(2)(12)
		Series A preferred stock (150,000 shares)		9/26/2018	1.5	1.7
					44.6	43.9
CallMiner, Inc.	Provider of cloud-based conversational analytics solutions	Warrant to purchase up to 2,350,636 shares of Series 1 preferred stock (expires 7/2024)		7/23/2014	—	—	(2)
Clearwater Analytics, LLC (16)	Provider of integrated cloud-based investment portfolio management, accounting, reporting and analytics software	First lien senior secured loan ($3.9 par due 12/2025)	7.41% (Libor + 5.50%/Q)	12/3/2019	3.9	3.9	(2)(12)
Command Alkon Incorporated (16)	Software solutions provider to the ready-mix concrete industry	First lien senior secured revolving loan		9/1/2017	—	—	(14)
		First lien senior secured loan ($20.2 par due 9/2023)	7.58% (Libor + 5.00% Cash, 1.00% PIK/M)	9/1/2017	20.2	20.2	(2)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2020
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Second lien senior secured loan ($34.0 par due 3/2024)	11.58% (Libor + 9.00% Cash, 1.00% PIK/M)	9/1/2017	34.0	34.0	(2)(12)
					54.2	54.2
Compuware Software Group LLC	Web and mobile cloud performance testing and monitoring services provider	Preferred units (4,132 units)	9.00% PIK	7/31/2019	0.8	1.9	(2)
		Common units (744,569 units)		7/31/2019	—	0.8	(2)
					0.8	2.7
Cority Software Inc., IQS, Inc. and Project Falcon Parent, Inc. (16)	Provider of environmental, health and safety software to track compliance data	First lien senior secured loan ($14.4 par due 7/2026)	7.66% (Libor + 5.75%/Q)	7/2/2019	14.4	13.9	(2)(6)
		First lien senior secured loan ($4.5 par due 7/2026)	7.66% (Libor + 5.75%/Q)	10/15/2019	4.5	4.3	(2)(6)
		First lien senior secured loan ($9.0 par due 7/2026)	7.56% (Libor + 5.75%/Q)	1/22/2020	9.0	8.8	(2)(6)(12)
		Preferred equity (198 shares)	9.00% PIK	7/2/2019	0.2	0.2	(2)(6)
		Common equity (190,143 shares)		7/2/2019	—	0.1	(2)(6)
					28.1	27.3
Datix Bidco Limited	Global healthcare software company that provides software solutions for patient safety and risk management	First lien senior secured loan ($5.8 par due 4/2025)	6.43% (Libor + 4.50%/Q)	4/27/2018	5.8	5.7	(2)(6)
		First lien senior secured loan ($10.0 par due 4/2025)	6.43% (Libor + 4.50%/Q)	5/28/2019	9.9	9.7	(2)(6)
		First lien senior secured loan ($3.1 par due 4/2025)	6.43% (Libor + 4.50%/Q)	10/7/2019	3.0	3.0	(2)(6)
					18.7	18.4
Directworks, Inc. and Co-Exprise Holdings, Inc.	Provider of cloud-based software solutions for direct materials sourcing and supplier management for manufacturers	First lien senior secured loan ($1.8 par due 4/2018)		12/19/2014	1.3	—	(2)(11)
		Warrant to purchase up to 1,875,000 shares of Series 1 preferred stock (expires 12/2024)		12/19/2014	—	—	(2)
					1.3	—
Doxim Inc.	Enterprise content management provider	First lien senior secured loan ($10.2 par due 2/2024)	7.45% (Libor + 6.00%/Q)	2/28/2018	10.1	10.0	(2)(6)(9)(12)
		First lien senior secured loan ($6.8 par due 2/2024)	7.00% (Libor + 6.00%/Q)	2/28/2018	6.8	6.7	(2)(6)(12)
					16.9	16.7
Drilling Info Holdings, Inc. and Titan DI Preferred Holdings, Inc.	SaaS based business analytics company focused on oil and gas industry	Second lien senior secured loan ($25.0 par due 7/2026)	9.24% (Libor + 8.25%/M)	2/11/2020	25.0	24.0	(2)
		Preferred stock (29.53 shares)	13.50% PIK	2/11/2020	28.6	29.5	(2)
					53.6	53.5
Dynatrace, Inc.	Web and mobile cloud performance testing and monitoring services provider	Common stock (690,003 shares)		8/5/2019	0.9	16.4	(2)(19)
EP Purchaser, LLC., Entertainment Partners Canada ULC and TPG VIII EP Co-Invest II, L.P. (16)	Provider of entertainment workforce and production management solutions	First lien senior secured revolving loan ($22.4 par due 5/2025)	6.71% (Libor + 5.75%/M)	5/10/2019	22.4	21.8	(2)
		First lien senior secured loan ($29.4 par due 5/2026)	7.20% (Libor + 5.75%/Q)	5/10/2019	29.4	28.5	(2)
		First lien senior secured loan ($20.7 par due 5/2026)	7.69% (Libor + 5.75%/Q)	5/10/2019	20.7	20.1	(2)(10)
		First lien senior secured loan ($10.8 par due 5/2026)	7.20% (Libor + 5.75%/Q)	5/10/2019	10.8	10.4	(2)(6)
		First lien senior secured loan ($4.1 par due 5/2026)	7.85% (Libor + 5.75%/Q)	5/10/2019	4.1	4.0	(2)(6)(10)
		Partnership units (5,034,483 units)		5/10/2019	5.0	5.3	(2)
					92.4	90.1

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2020
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Episerver Inc. and Goldcup 17308 AB (16)	Provider of web content management and digital commerce solutions	First lien senior secured loan ($5.9 par due 10/2024)	6.25% (EURIBOR + 6.25%/M)	3/22/2019	6.0	5.5	(2)(6)
		First lien senior secured loan ($27.4 par due 10/2024)	7.00% (Libor + 6.00%/M)	10/9/2018	27.4	26.0	(2)(6)(12)
					33.4	31.5
eResearch Technology, Inc. and Astorg VII Co-Invest ERT (16)	Provider of mission-critical, software-enabled clinical research solutions	Second lien senior secured loan ($19.9 par due 2/2028)	9.45% (Libor + 8.00%/Q)	2/4/2020	19.4	19.2	(2)(12)
		Limited partnership interest (3,300,000 shares)		1/31/2020	3.7	4.0	(2)(6)
					23.1	23.2
EZ Elemica Holdings, Inc. & Elemica Parent, Inc (16)	SaaS based supply chain management software provider focused on chemical markets	First lien senior secured revolving loan ($3.0 par due 9/2025)	6.69% (Libor + 5.50%/Q)	9/18/2019	3.0	2.9	(2)
		First lien senior secured loan ($59.4 par due 9/2025)	6.39% (Libor + 5.50%/Q)	9/18/2019	59.4	57.6	(2)
		Preferred equity (4,599 shares)		9/18/2019	4.6	4.3
					67.0	64.8
First Insight, Inc.	Software company providing merchandising and pricing solutions to companies worldwide	Warrant to purchase up to 122,827 units of Series C preferred stock (expires 3/2024)		3/20/2014	—	—	(2)
FM: Systems Group LLC (16)	Provider of facilities and space management software solutions	First lien senior secured revolving loan ($1.5 par due 12/2024)	6.50% (Libor + 5.50%/M)	2/8/2018	1.5	1.5	(2)(12)
		First lien senior secured loan ($26.5 par due 12/2024)	7.50% (Libor + 6.50%/M)	12/2/2019	26.5	25.7	(2)(12)
					28.0	27.2
Frontline Technologies Group Holding LLC, Frontline Technologies Blocker Buyer, Inc., Frontline Technologies Holdings, LLC and Frontline Technologies Parent, LLC	Provider of human capital management (“HCM”) and SaaS-based software solutions to employees and administrators of K-12 school organizations	First lien senior secured loan ($16.8 par due 9/2023)	6.75% (Libor + 5.75%/M)	9/19/2017	16.8	16.6	(2)(12)
		First lien senior secured loan ($8.3 par due 9/2023)	6.75% (Libor + 5.75%/M)	9/19/2017	8.3	8.2	(2)(12)
		Class A preferred units (4,574 units)	9.00% PIK	9/18/2017	5.2	5.7
		Class B common units (499,050 units)		9/18/2017	—	3.5
					30.3	34.0
Genesis Acquisition Co. and Genesis Holding Co. (16)	Child care management software and services provider	First lien senior secured revolving loan ($1.5 par due 7/2024)	4.75% (Libor + 3.75%/M)	7/31/2018	1.5	1.5	(2)
		Second lien senior secured loan ($25.8 par due 7/2025)	9.41% (Libor + 7.50%/Q)	7/31/2018	25.8	24.5	(2)
		Class A common stock (8 shares)		7/31/2018	0.8	0.9	(2)
					28.1	26.9
GTCR-Ultra Holdings III, LLC and GTCR-Ultra Holdings LLC (16)	Provider of payment processing and merchant acquiring solutions	First lien senior secured revolving loan ($2.0 par due 8/2022)	7.50% (Base Rate + 4.25%/Q)	8/1/2017	2.0	1.9	(2)(12)
		Class A-2 units (911 units)		8/1/2017	0.9	2.5	(2)
		Class B units (2,878,372 units)		8/1/2017	—	—	(2)
					2.9	4.4
Help/Systems Holdings, Inc. (16)	Provider of IT operations management and cybersecurity software	First lien senior secured revolving loan ($5.0 par due 11/2024)	5.00% (Libor + 4.00%/M)	11/19/2019	5.0	4.8	(2)(12)
		First lien senior secured loan ($26.2 par due 11/2026)	5.75% (Libor + 4.75%/M)	11/22/2019	26.2	24.9	(2)(12)
					31.2	29.7

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2020
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Huskies Parent, Inc. (16)	Insurance software provider	First lien senior secured revolving loan ($1.8 par due 7/2024)	5.12% (Libor + 4.00%/M)	7/18/2019	1.8	1.5	(2)
		First lien senior secured loan ($0.8 par due 7/2026)	5.78% (Libor + 4.00%/Q)	7/18/2019	0.8	0.7	(2)(19)
					2.6	2.2
IfByPhone Inc.	Voice-based marketing automation software provider	Warrant to purchase up to 124,300 shares of Series C preferred stock (expires 10/2022)		10/15/2012	0.1	—	(2)
Infogix, Inc. and Infogix Parent Corporation (16)	Enterprise data analytics and integrity software solutions provider	First lien senior secured revolving loan ($5.3 par due 4/2024)	8.12% (Libor + 6.75%/Q)	4/18/2018	5.3	5.0	(2)(12)
		Series A preferred stock (2,475 shares)		1/3/2017	2.6	2.3
		Common stock (1,297,768 shares)		1/3/2017	—	—
					7.9	7.3
Inmar, Inc.	Technology-driven solutions provider for retailers, wholesalers and manufacturers	First lien senior secured loan ($15.6 par due 5/2024)	5.07% (Libor + 4.00%/Q)	1/31/2019	15.0	14.4	(2)(12)
		Second lien senior secured loan ($28.3 par due 5/2025)	9.07% (Libor + 8.00%/Q)	4/25/2017	28.0	26.3	(2)(12)
					43.0	40.7
InterVision Systems, LLC and InterVision Holdings, LLC	Solar power generation facility developer and operator	First lien senior secured loan ($51.7 par due 5/2022)	9.59% (Libor + 7.99%/M)	5/31/2017	51.7	40.9	(2)(12)
		Class A membership units (1,000 units)		5/31/2017	1.0	—
					52.7	40.9
Invoice Cloud, Inc. (16)	Provider of electronic payment processing solutions	First lien senior secured revolving loan		2/11/2019	—	—	(14)
		First lien senior secured loan ($33.5 par due 2/2024)	8.21% (Libor + 3.25% Cash, 3.25% PIK/Q)	2/11/2019	33.5	32.5	(2)(12)
		First lien senior secured loan ($10.1 par due 2/2024)	7.95% (Libor + 3.25% Cash, 3.25% PIK/Q)	2/11/2019	10.1	9.8	(2)(12)
					43.6	42.3
Masergy Holdings, Inc. (16)	Provider of software-defined solutions for enterprise global networks, cyber security, and cloud communications	First lien senior secured revolving loan ($0.7 par due 12/2022)	4.50% (Libor + 3.50%/M)	2/8/2018	0.7	0.7	(2)(12)(15)
Ministry Brands, LLC and MB Parent HoldCo, L.P. (dba Community Brands) (16)	Software and payment services provider to faith-based institutions	First lien senior secured revolving loan ($6.3 par due 12/2022)	6.16% (Libor + 5.00%/M)	12/2/2016	6.3	6.0	(2)(12)
		First lien senior secured loan ($9.4 par due 12/2022)	5.62% (Libor + 4.00%/B)	4/6/2017	9.4	8.8	(2)(12)
		First lien senior secured loan ($4.8 par due 12/2022)	5.62% (Libor + 4.00%/B)	8/22/2017	4.8	4.5	(2)(12)
		Second lien senior secured loan ($90.0 par due 6/2023)	10.51% (Libor + 9.25%/B)	12/2/2016	89.6	87.3	(2)(12)
		Second lien senior secured loan ($16.6 par due 6/2023)	10.51% (Libor + 9.25%/B)	12/2/2016	16.6	16.1	(2)(12)
		Second lien senior secured loan ($9.2 par due 6/2023)	10.51% (Libor + 9.25%/B)	4/6/2017	9.2	8.9	(2)(12)
		Second lien senior secured loan ($4.7 par due 6/2023)	10.51% (Libor + 9.25%/B)	4/6/2017	4.7	4.6	(2)(12)
		Second lien senior secured loan ($17.9 par due 6/2023)	10.51% (Libor + 9.25%/B)	8/22/2017	17.9	17.4	(2)(12)
		Second lien senior secured loan ($10.3 par due 6/2023)	9.26% (Libor + 8.00%/B)	4/18/2018	10.3	9.7	(2)(12)
		Second lien senior secured loan ($38.6 par due 6/2023)	9.26% (Libor + 8.00%/B)	4/18/2018	38.6	36.3	(2)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2020
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Class A units (500,000 units)		12/2/2016	5.0	5.1	(2)
					212.4	204.7
MRI Software (16)	Provider of real estate and investment management software	First lien senior secured revolving loan ($1.8 par due 2/2026)	6.57% (Libor + 5.50%/Q)	2/10/2020	1.8	1.7	(2)(12)
		First lien senior secured loan ($51.9 par due 2/2026)	6.57% (Libor + 5.50%/Q)	2/10/2020	51.9	49.8	(2)(12)
					53.7	51.5
n2y Holding, LLC (16)	Developer of cloud-based special education platform	First lien senior secured revolving loan ($0.1 par due 11/2025)	7.06% (Libor + 6.00%/Q)	11/15/2019	0.1	0.1	(2)(12)
Novetta Solutions, LLC	Provider of advanced analytics solutions for the government, defense and commercial industries	First lien senior secured loan ($8.5 par due 10/2022)	6.00% (Libor + 5.00%/M)	1/3/2017	8.3	8.2	(2)(12)
		Second lien senior secured loan ($31.0 par due 10/2023)	9.50% (Libor + 8.50%/M)	1/3/2017	29.5	29.1	(2)(12)
					37.8	37.3
nThrive, Inc. (fka Precyse Acquisition Corp.)	Provider of healthcare information management technology and services	Second lien senior secured loan ($10.0 par due 4/2023)	10.75% (Libor + 9.75%/M)	4/20/2016	9.8	8.5	(2)(12)
Park Place Technologies, LLC (16)	Provides hardware maintenance and support services for IT data centers	First lien senior secured revolving loan ($1.6 par due 3/2023)	4.75% (Libor + 4.00%/M)	3/29/2018	1.6	1.5	(2)
PayNearMe, Inc.	Electronic cash payment system provider	Warrant to purchase up to 195,726 shares of Series E preferred stock (expires 3/2023)		3/11/2016	0.2	—	(2)
PaySimple, Inc. (16)	Provider of business management solutions	First lien senior secured revolving loan ($6.7 par due 8/2024)	6.25% (Libor + 5.50%/M)	8/23/2019	6.7	6.5	(2)
		First lien senior secured loan ($11.2 par due 8/2025)	6.46% (Libor + 5.50%/M)	8/23/2019	11.0	10.9	(2)
		First lien senior secured loan ($2.5 par due 8/2025)	6.56% (Libor + 5.50%/M)	8/23/2019	2.5	2.4	(2)
					20.2	19.8
PDI TA Holdings, Inc., Peachtree Parent, Inc. and Insight PDI Holdings, LLC (16)	Provider of enterprise management software for the convenience retail and petroleum wholesale market	First lien senior secured revolving loan ($7.6 par due 10/2024)	5.50% (Libor + 4.50%/Q)	3/19/2019	7.6	7.3	(2)(12)
		First lien senior secured loan ($54.4 par due 10/2024)	5.55% (Libor + 4.50%/Q)	3/19/2019	54.4	52.2	(2)(12)
		Second lien senior secured loan ($70.1 par due 10/2025)	9.50% (Libor + 8.50%/Q)	3/19/2019	70.1	66.6	(2)(12)
		Series A preferred shares (13,656 shares)	13.25% PIK	3/19/2019	15.4	14.9	(2)
		Class A units (1,942,225 units)		3/19/2019	1.9	1.8	(2)
					149.4	142.8
Pegasus Global Enterprise Holdings, LLC, Mekone Blocker Acquisition, Inc. and Mekone Parent, LLC (16)	Provider of plant maintenance and scheduling software	First lien senior secured loan ($20.1 par due 5/2025)	6.82% (Libor + 5.75%/Q)	5/29/2019	20.1	19.3	(2)(12)
		First lien senior secured loan ($2.8 par due 5/2025)	6.95% (Libor + 5.75%/Q)	5/29/2019	2.8	2.7	(2)(12)
		Class A units (5,000 units)		5/29/2019	5.0	5.9	(2)
					27.9	27.9
Perforce Software, Inc. (16)	Developer of software used for application development	First lien senior secured revolving loan ($0.5 par due 7/2024)	5.36% (Libor + 4.25%/M)	7/1/2019	0.5	0.5	(2)
PHNTM Holdings, Inc. and Planview Parent, Inc.	Provider of project and portfolio management software	First lien senior secured loan ($1.1 par due 1/2023)	6.87% (Libor + 5.25%/B)	1/27/2017	1.1	1.1	(2)(12)
		First lien senior secured loan ($22.0 par due 1/2023)	7.02% (Libor + 5.25%/Q)	1/30/2020	22.0	22.0	(2)(12)
		Class A common shares (990 shares)		1/27/2017	1.0	1.4	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2020
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Class B common shares (168,329 shares)		1/27/2017	—	0.2	(2)
					24.1	24.7
Poplicus Incorporated	Business intelligence and market analytics platform for companies that sell to the public sector	Warrant to purchase up to 2,402,991 shares of Series C preferred stock (expires 6/2025)		6/25/2015	0.1	—	(2)
Project Alpha Intermediate Holding, Inc. and Qlik Parent, Inc.	Provider of data visualization software for data analytics	Class A common shares (7,445 shares)		8/22/2016	7.4	11.7	(2)
		Class B common shares (1,841,609 shares)		8/22/2016	0.1	0.1	(2)
					7.5	11.8
QF Holdings, Inc. (16)	SaaS based electronic health record software provider	First lien senior secured revolving loan ($0.1 par due 9/2024)	8.20% (Libor + 7.00%/Q)	9/19/2019	0.1	0.1	(2)(12)
		First lien senior secured loan ($24.4 par due 9/2024)	8.00% (Libor + 7.00%/Q)	9/19/2019	24.4	23.7	(2)(12)
					24.5	23.8
Raptor Technologies, LLC and Rocket Parent, LLC (16)	Provider of SaaS-based safety and security software to the K-12 school market	First lien senior secured revolving loan ($1.6 par due 12/2023)	7.06% (Libor + 6.00%/M)	12/17/2018	1.6	1.6	(2)(12)
		First lien senior secured loan ($15.9 par due 12/2024)	7.54% (Libor + 6.00%/Q)	12/17/2018	15.9	15.1	(2)(12)
		First lien senior secured loan ($5.4 par due 12/2024)	7.45% (Libor + 6.00%/Q)	12/17/2018	5.4	5.1	(2)(12)
		Class A common units (2,294,000 units)		12/17/2018	2.3	1.6
					25.2	23.4
Regent Education, Inc.	Provider of software solutions designed to optimize the financial aid and enrollment processes	Warrant to purchase up to 5,393,194 shares of common stock (expires 12/2026)		12/23/2016	—	—	(2)
		Warrant to purchase up to 987 shares of common stock (expires 12/2026)		12/23/2016	—	—	(2)
					—	—
Retriever Medical/Dental Payments LLC, FSDC Holdings, LLC, Rectangle Ware-Ever Pay LLC and Retriever Enterprises, LLC (16)	Provider of payment processing services and software to healthcare providers	First lien senior secured revolving loan ($3.5 par due 2/2023)	7.25% (Libor + 6.25%/Q)	2/3/2017	3.5	3.5	(2)(12)
		First lien senior secured loan ($26.7 par due 2/2023)	8.03% (Libor + 6.25%/M)	3/14/2019	26.7	26.5	(2)(12)
					30.2	30.0
RMCF III CIV XXIX, L.P	Software provider for clinical trial management	Limited partnership interest (99.90% interest)		12/19/2014	1.0	4.6	(2)
Severin Acquisition, LLC, PeopleAdmin, Inc., Promachos Holding, Inc. and Performance Matters LLC (16)	Provider of student information system software solutions to the K-12 education market	First lien senior secured revolving loan ($2.7 par due 8/2023)	4.28% (Libor + 3.00%/Q)	8/1/2018	2.7	2.5	(2)
		First lien senior secured revolving loan ($0.4 par due 8/2023)	4.98% (Libor + 3.25%/Q)	8/1/2018	0.4	0.3	(2)
		First lien senior secured loan ($34.8 par due 8/2025)	6.24% (Libor + 4.50%/Q)	11/22/2019	34.8	32.4	(2)(12)
		Second lien senior secured loan ($80.0 par due 8/2026)	8.49% (Libor + 6.75%/Q)	6/12/2018	79.4	74.4	(2)
					117.3	109.6
SIGOS LLC	Web and mobile cloud performance testing and monitoring services provider	Common units (4,132 units)		6/7/2019	0.3	0.5	(2)
SocialFlow, Inc.	Social media optimization platform provider	Warrant to purchase up to 215,331 shares of Series C preferred stock (expires 1/2026)		1/13/2016	—	—	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2020
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
SoundCloud Limited	Platform for receiving, sending, and distributing music	Common stock (73,422 shares)		8/15/2017	0.4	0.7	(2)(6)
SpareFoot, LLC (16)	PMS solutions and web services for the self-storage industry	First lien senior secured revolving loan ($1.2 par due 4/2023)	5.30% (Libor + 4.25%/Q)	4/13/2018	1.2	1.2	(2)(12)(15)
		First lien senior secured loan ($0.5 par due 4/2024)	5.32% (Libor + 4.25%/Q)	3/29/2019	0.5	0.5	(2)(12)
		First lien senior secured loan ($1.4 par due 4/2024)	5.32% (Libor + 4.25%/Q)	7/1/2019	1.4	1.4	(2)(12)
		First lien senior secured loan ($0.7 par due 4/2024)	5.32% (Libor + 4.25%/Q)	7/1/2019	0.7	0.7	(2)(12)
		First lien senior secured loan ($0.7 par due 4/2024)	5.32% (Libor + 4.25%/Q)	8/30/2019	0.7	0.7	(2)(12)
		Second lien senior secured loan ($6.1 par due 4/2025)	9.32% (Libor + 8.25%/Q)	4/13/2018	6.0	6.0	(2)(12)
		Second lien senior secured loan ($4.2 par due 4/2025)	9.32% (Libor + 8.25%/Q)	8/31/2018	4.1	4.1	(2)(12)
		Second lien senior secured loan ($2.5 par due 4/2025)	10.31% (Libor + 8.25%/Q)	7/1/2019	2.5	2.5	(2)(12)
		Second lien senior secured loan ($1.3 par due 4/2025)	10.31% (Libor + 8.25%/Q)	7/1/2019	1.3	1.3	(2)(12)
					18.4	18.4
Sparta Systems, Inc., Project Silverback Holdings Corp. and Silverback Holdings, Inc. (16)	Quality management software provider	Second lien senior secured loan ($20.0 par due 8/2025)	9.32% (Libor + 8.25%/Q)	8/21/2017	19.7	15.6	(2)(12)
		Series B preferred shares (10,084 shares)		8/21/2017	1.1	—
					20.8	15.6
Storm UK Holdco Limited and Storm US Holdco Inc. (16)	Provider of water infrastructure software solutions for municipalities / utilities and engineering consulting firms	First lien senior secured revolving loan ($1.1 par due 5/2022)	6.70% (Libor + 5.25%/Q)	5/5/2017	1.1	1.1	(2)(6)(12)
Surf Holdings, LLC	Cybersecurity solutions provider	Second lien senior secured loan ($25.0 par due 3/2028)	9.00% (Libor + 8.00%/Q)	3/5/2020	25.0	25.0	(2)(6)(12)
Telestream Holdings Corporation (16)	Provider of digital video tools and workflow solutions to the media and entertainment industries	First lien senior secured revolving loan	—	2/8/2018	—	—	(14)
The Ultimate Software Group, Inc. and H&F Unite Partners, L.P. (16)	Provider of cloud based HCM solutions for businesses	First lien senior secured revolving loan ($8.9 par due 5/2024)	4.45% (Libor + 3.50%/M)	5/3/2019	8.9	8.6	(2)(15)
		Second lien senior secured loan ($205.4 par due 5/2027)	8.99% (Libor + 8.00%/M)	5/3/2019	205.4	199.2	(2)
		Limited partner interests (12,583,556 interests)		5/3/2019	12.6	12.6	(2)(6)
					226.9	220.4
TimeClock Plus, LLC (16)	Workforce management solutions provider	First lien senior secured revolving loan ($0.2 par due 8/2025)	6.51% (Libor + 5.25%/Q)	8/30/2019	0.2	0.2	(2)(12)
		First lien senior secured loan ($35.4 par due 8/2026)	6.71% (Libor + 5.25%/Q)	8/30/2019	35.4	35.1	(2)(12)
					35.6	35.3
Vela Trading Technologies, LLC (16)	Provider of market data software and content to global financial services clients	First lien senior secured revolving loan ($2.0 par due 6/2022)	7.25% (Base Rate + 4.00%/Q)	2/8/2018	2.0	1.9	(2)(12)
		First lien senior secured loan ($4.7 par due 6/2022)	6.84% (Libor + 5.00%/Q)	4/17/2018	4.7	4.5	(2)(12)
					6.7	6.4
Velocity Holdings Corp.	Hosted enterprise resource planning application management services provider	Common units (1,713,546 units)		12/13/2013	4.5	2.0
Verscend Holding Corp. (16)	Healthcare analytics solutions provider	First lien senior secured revolving loan	—	8/27/2018	—	—	(14)
WebPT, Inc. (16)	Electronic medical record software provider	First lien senior secured revolving loan ($0.1 par due 8/2024)	7.95% (Libor + 6.75%/Q)	8/28/2019	0.1	0.1	(2)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2020
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($48.1 par due 8/2024)	8.36% (Libor + 6.75%/Q)	8/28/2019	48.1	46.6	(2)(12)
					48.2	46.7
WorldPay Group PLC	Payment processing company	C2 shares (73,974 shares)		10/21/2015	—	—	(6)
Zemax Software Holdings, LLC (16)	Provider of optical illumination design software to design engineers	First lien senior secured revolving loan ($2.0 par due 6/2024)	8.00% (Base Rate + 4.75%/Q)	6/25/2018	2.0	2.0	(2)(12)
		First lien senior secured loan ($16.8 par due 6/2024)	7.20% (Libor + 5.75%/Q)	6/25/2018	16.8	16.8	(2)(12)
					18.8	18.8
Zywave, Inc. (16)	Provider of software and technology-enabled content and analytical solutions to insurance brokers	First lien senior secured revolving loan ($10.5 par due 11/2022)	6.00% (Libor + 5.00%/Q)	11/17/2016	10.5	10.4	(2)(12)
		First lien senior secured loan ($4.0 par due 11/2022)	6.78% (Libor + 5.00%/Q)	12/3/2019	4.0	4.0	(2)(12)
		Second lien senior secured loan ($17.1 par due 11/2023)	10.80% (Libor + 9.00%/Q)	11/17/2016	17.1	17.0	(2)(12)
		Second lien senior secured loan ($2.3 par due 11/2023)	10.80% (Libor + 9.00%/Q)	12/3/2019	2.3	2.3	(2)(12)
					33.9	33.7

					2,121.7	2,071.1		31.46%
Commercial & Professional Services
Accommodations Plus Technologies LLC and Accommodations Plus Technologies Holdings LLC (16)	Provider of outsourced crew accommodations and logistics management solutions to the airline industry	First lien senior secured revolving loan ($4.1 par due 5/2023)	6.05% (Libor + 5.00%/Q)	5/11/2018	4.1	3.8	(2)(12)
		Class A common units (236,358 units)		5/11/2018	4.3	5.8
					8.4	9.6
Aero Operating LLC (16)	Service provider of snow removal and melting service for airports and marine terminals	First lien senior secured loan ($37.3 par due 2/2026)	8.09% (Libor + 6.50%/M)	2/7/2020	37.3	35.8	(2)(12)
AMCP Clean Intermediate, LLC (16)	Provider of janitorial and facilities management services	First lien senior secured revolving loan ($3.2 par due 10/2024)	6.60% (Libor + 5.50%/M)	10/1/2018	3.2	3.1	(2)(12)(15)
		First lien senior secured loan ($1.2 par due 10/2024)	7.32% (Libor + 5.50%/Q)	10/18/2019	1.2	1.1	(2)(12)
					4.4	4.2
Capstone Logistics Acquisition, Inc. (16)	Outsourced supply chain solutions provider to operators of distribution centers	First lien senior secured revolving loan ($1.1 par due 4/2021)	5.34% (Libor + 4.50%/M)	2/8/2018	1.1	1.1	(2)(15)
Cozzini Bros., Inc. and BH-Sharp Holdings LP (16)	Provider of commercial knife sharpening and cutlery services in the restaurant industry	First lien senior secured revolving loan ($0.2 par due 3/2023)	7.85% (Libor + 6.25%/Q)	3/10/2017	0.2	0.2	(2)(12)
		First lien senior secured loan ($11.6 par due 3/2023)	7.32% (Libor + 3.125% Cash, 3.125% PIK/Q)	3/10/2017	11.6	11.2	(2)(12)
		Common units (2,950,000 units)		3/10/2017	3.0	1.7	(2)
					14.8	13.1
Crown Health Care Laundry Services, LLC and Crown Laundry Holdings, LLC (4)(16)	Provider of outsourced healthcare linen management solutions	First lien senior secured revolving loan ($6.0 par due 12/2021)	7.28% (Libor + 6.25%/Q)	3/13/2014	6.0	5.9	(2)(12)(15)
		First lien senior secured loan ($20.9 par due 12/2021)	7.32% (Libor + 6.25%/Q)	3/13/2014	20.9	20.7	(2)(12)
		First lien senior secured loan ($11.7 par due 12/2021)	7.32% (Libor + 6.25%/Q)	4/6/2017	11.7	11.6	(2)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2020
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($11.8 par due 12/2021)	7.85% (Libor + 6.25%/Q)	6/12/2018	11.8	11.7	(2)(12)
		Class A preferred units (3,393,973 units)		3/13/2014	4.0	6.0	(2)
		Class B common units (377,108 units)		3/13/2014	0.4	2.0	(2)
					54.8	57.9
DTI Holdco, Inc. and OPE DTI Holdings, Inc. (16)	Provider of legal process outsourcing and managed services	First lien senior secured revolving loan ($1.3 par due 9/2021)	6.75% (Base Rate + 3.50%/M)	9/23/2016	1.3	0.9	(2)(19)
		First lien senior secured revolving loan ($7.2 par due 9/2021)	5.30% (Libor + 4.50%/M)	9/23/2016	7.2	5.0	(2)(19)
		Class A common stock (7,500 shares)		8/19/2014	7.5	4.8	(2)
		Class B common stock (7,500 shares)		8/19/2014	—	—	(2)
					16.0	10.7
Gordian Group, LLC	Provider of products, services and software to organizations pursuing efficient and effective procurement and information solutions	Common stock (526 shares)		11/30/2012	—	—	(2)
HAI Acquisition Corporation and Aloha Topco, LLC (16)	Professional employer organization offering human resources, compliance and risk management services	First lien senior secured revolving loan ($14.2 par due 11/2023)	6.50% (Libor + 5.50%/M)	11/1/2017	14.2	14.1	(2)(12)
		First lien senior secured loan ($62.2 par due 11/2024)	6.51% (Libor + 5.50%/M)	11/1/2017	62.2	61.6	(2)(12)
		Class A units (16,980 units)		11/1/2017	1.7	2.5	(2)
					78.1	78.2
IMIA Holdings, Inc. (16)	Marine preservation maintenance company	First lien senior secured revolving loan ($4.9 par due 10/2024)	5.50% (Libor + 4.50%/M)	10/26/2018	4.9	4.9	(2)(12)(15)
		First lien senior secured loan ($17.8 par due 10/2024)	5.95% (Libor + 4.50%/Q)	10/26/2018	17.7	17.8	(2)(12)
					22.6	22.7
IRI Holdings, Inc., IRI Group Holdings, Inc. and IRI Parent, L.P.	Market research company focused on the consumer packaged goods industry	First lien senior secured loan ($56.0 par due 12/2025)	6.11% (Libor + 4.50%/Q)	11/30/2018	55.5	52.6	(2)
		Second lien senior secured loan ($86.8 par due 11/2026)	9.61% (Libor + 8.00%/Q)	11/30/2018	85.5	80.7	(2)
		Series A-1 preferred shares (46,900 shares)	12.09% PIK (Libor + 10.50%/S)	11/30/2018	54.9	51.7	(2)(12)
		Class A-1 common units (90,500 units)		11/30/2018	9.1	7.4	(2)
					205.0	192.4
Kaufman, Hall & Associates, LLC (16)	Provider of specialty advisory services and software solutions to the healthcare market	First lien senior secured loan ($14.8 par due 5/2025)	6.25% (Libor + 5.25%/M)	11/9/2018	14.8	14.8	(2)(12)
Kellermeyer Bergensons Services, LLC (16)	Provider of janitorial and facilities management services	First lien senior secured loan ($30.2 par due 11/2026)	8.24% (Libor + 6.50%/Q)	11/7/2019	29.9	29.0	(2)(12)
		First lien senior secured loan ($6.6 par due 11/2026)	8.33% (Libor + 6.50%/Q)	11/7/2019	6.6	6.4	(2)(12)
					36.5	35.4
KPS Global LLC and Cool Group LLC	Manufacturer of walk-in cooler and freezer systems	First lien senior secured loan ($4.2 par due 4/2022)	7.56% (Libor + 6.56%/M)	11/16/2018	4.2	4.2	(2)(12)
		First lien senior secured loan ($1.4 par due 4/2022)	3.50% (Libor + 2.50%/M)	4/5/2017	1.4	1.4	(2)(12)
		First lien senior secured loan ($15.2 par due 4/2022)	7.46% (Libor + 6.46%/M)	4/5/2017	15.2	15.2	(2)(12)
		Class A units (13,292 units)		9/21/2018	1.1	2.5
					21.9	23.3

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2020
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Laboratories Bidco LLC (16)	Lab testing services for nicotine containing products	First lien senior secured loan ($35.7 par due 6/2024)	7.69% (Libor + 5.75%/Q)	10/4/2019	35.7	34.6	(2)
		First lien senior secured loan ($23.2 par due 6/2024)	7.27% (Libor + 6.00%/Q)	10/4/2019	24.6	22.5	(2)(12)
					60.3	57.1
Microstar Logistics LLC, Microstar Global Asset Management LLC, and MStar Holding Corporation	Keg management solutions provider	Second lien senior secured loan ($127.5 par due 7/2021)	8.57% (Libor + 7.50%/Q)	12/14/2012	127.5	125.0	(2)(12)
		Common stock (54,710 shares)		12/14/2012	4.9	8.7	(2)
					132.4	133.7
MPH Energy Holdings, LP	Operator of municipal recycling facilities	Limited partnership interest (3.13% interest)		1/8/2014	—	—	(2)
MSHC, Inc. (16)	Heating, ventilation and air conditioning services provider	First lien senior secured revolving loan ($1.2 par due 12/2024)	5.18% (Libor + 4.25%/Q)	7/31/2017	1.2	1.2	(2)
		First lien senior secured loan ($4.4 par due 12/2024)	5.25% (Libor + 4.25%/M)	7/31/2017	4.4	4.3	(2)(12)
		Second lien senior secured loan ($2.8 par due 12/2025)	9.25% (Libor + 8.25%/M)	11/20/2018	2.8	2.8	(2)(12)
		Second lien senior secured loan ($46.0 par due 12/2025)	9.25% (Libor + 8.25%/M)	7/31/2017	46.0	45.1	(2)(12)
		Second lien senior secured loan ($4.8 par due 12/2025)	9.25% (Libor + 8.25%/M)	7/31/2017	4.8	4.7	(2)(12)
		Second lien senior secured loan ($26.4 par due 12/2025)	9.25% (Libor + 8.25%/M)	6/27/2018	26.4	25.9	(2)(12)
					85.6	84.0
MVL Group, Inc. (5)	Marketing research provider	Common stock (560,716 shares)		4/1/2010	—	—	(2)
NAS, LLC, Nationwide Marketing Group, LLC and Nationwide Administrative Services, Inc.	Buying and marketing services organization for appliance, furniture and consumer electronics dealers	Second lien senior secured loan ($31.1 par due 12/2021)	11.82% (Libor + 10.75%/Q)	6/1/2015	31.1	31.1	(2)(12)
National Intergovernmental Purchasing Alliance Company (16)	Leading group purchasing organization (“GPO”) for public agencies and educational institutions in the U.S	First lien senior secured revolving loan ($9.0 par due 5/2023)	4.87% (Libor + 3.50%/Q)	5/23/2018	9.0	8.8	(2)
NM GRC HOLDCO, LLC	Regulatory compliance services provider to financial institutions	First lien senior secured loan ($35.5 par due 2/2024)	7.45% (Libor + 6.00%/Q)	2/9/2018	35.3	31.6	(2)(12)
		First lien senior secured loan ($9.5 par due 2/2024)	7.45% (Libor + 6.00%/Q)	2/9/2018	9.5	8.4	(2)(12)
					44.8	40.0
Petroleum Service Group LLC (16)	Provider of operational services for US petrochemical and refining companies	First lien senior secured revolving loan ($12.8 par due 7/2025)	6.53% (Libor + 5.25%/Q)	7/23/2019	12.8	12.3	(2)(12)(15)
		First lien senior secured loan ($37.0 par due 7/2025)	7.06% (Libor + 5.25%/Q)	7/23/2019	37.0	35.5	(2)(12)
		First lien senior secured loan ($0.7 par due 7/2025)	6.45% (Libor + 5.25%/Q)	7/23/2019	0.7	0.7	(2)(12)
					50.5	48.5
Pillar Processing LLC and PHL Investors, Inc. (5)	Mortgage services	Class A common stock (576 shares)		7/31/2012	3.8	—	(2)
Puerto Rico Waste Investment LLC	Waste management service provider	First lien senior secured loan ($31.1 par due 9/2024)	8.50% (Libor + 7.00%/M)	9/20/2019	31.1	29.8	(2)(12)
QC Supply, LLC (16)	Specialty distributor and solutions provider to the swine and poultry markets	First lien senior secured revolving loan ($10.0 par due 12/2021)	7.50% (Libor + 6.50%/M)	12/29/2016	10.0	9.4	(2)(12)
		First lien senior secured loan ($25.8 par due 12/2022)	7.50% (Libor + 5.50% Cash, 1.00% PIK/Q)	12/29/2016	25.8	24.2	(2)(12)
		First lien senior secured loan ($8.6 par due 12/2022)	7.50% (Libor + 5.50% Cash, 1.00% PIK/Q)	12/29/2016	8.6	8.1	(2)(12)
					44.4	41.7

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2020
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	0.3	0.3	(2)
RE Community Holdings GP, LLC and RE Community Holdings, LP	Operator of municipal recycling facilities	Limited partnership interest (2.86% interest)		3/1/2011	—	—	(2)
		Limited partnership interest (2.49% interest)		3/1/2011	—	—	(2)
					—	—
Research Now Group, LLC and Survey Sampling International, LLC	Provider of outsourced data collection to the market research industry	First lien senior secured loan ($41.4 par due 12/2024)	7.26% (Libor + 5.50%/Q)	2/14/2019	40.9	39.4	(2)(12)
Revint Intermediate II, LLC (16)	Revenue cycle consulting firm to the healthcare industry	First lien senior secured revolving loan ($10.8 par due 12/2023)	5.95% (Libor + 4.50%/Q)	12/13/2017	10.8	10.5	(2)(12)
		First lien senior secured loan ($21.2 par due 12/2023)	5.97% (Libor + 4.50%/Q)	12/13/2017	21.2	20.6	(2)(12)
		First lien senior secured loan ($13.6 par due 12/2023)	6.70% (Libor + 5.25%/Q)	9/3/2019	13.6	13.2	(2)
					45.6	44.3
SecurAmerica, LLC, ERMC LLC, ERMC Of America, LLC, SecurAmerica Corporation, SecurAmerica Aviation Security LLC, American Security Programs, Inc., USI LLC, Argenbright Holdings IV, LLC and Scrub Holdings, Inc (16)	Provider of outsourced manned security guard services, outsourced facilities management and outsourced aviation services	First lien senior secured loan ($25.8 par due 12/2023)	7.25% (Libor + 6.25%/M)	12/21/2018	25.8	25.8	(2)(12)
		First lien senior secured loan ($9.7 par due 12/2023)	7.25% (Libor + 6.25%/M)	12/21/2018	9.7	9.7	(2)(12)
		First lien senior secured loan ($1.7 par due 12/2023)	7.25% (Libor + 6.25%/M)	12/21/2018	1.7	1.7	(2)(12)
					37.2	37.2
Sonny's Enterprises, LLC (16)	Manufacturer and supplier of car wash equipment, parts and supplies to the conveyorized car wash market	First lien senior secured revolving loan ($3.6 par due 12/2022)	5.25% (Base Rate + 2.00%/Q)	11/30/2017	3.6	3.6	(2)(12)
Startec Equity, LLC (5)	Communication services	Member interest		4/1/2010	—	—
TDG Group Holding Company and TDG Co-Invest, LP (16)	Operator of multiple franchise concepts primarily related to home maintenance or repairs	First lien senior secured revolving loan ($0.3 par due 5/2024)	6.33% (Libor + 5.50%/M)	5/31/2018	0.3	0.3	(2)(15)
		First lien senior secured loan ($9.2 par due 5/2024)	6.57% (Libor + 5.50%/Q)	5/31/2018	9.2	9.0	(2)
		First lien senior secured loan ($8.9 par due 5/2024)	6.47% (Libor + 5.50%/Q)	8/24/2018	8.9	8.8	(2)
		Preferred units (2,871,000 units)		5/31/2018	2.9	3.3	(2)
		Common units (29,000 units)		5/31/2018	—	—	(2)
					21.3	21.4
Tyden Group Holding Corp.	Producer and marketer of global cargo security, product identification and traceability products and utility meter products	Preferred stock (46,276 shares)		1/3/2017	0.4	0.4	(6)
		Common stock (5,521,203 shares)		1/3/2017	2.0	2.8	(6)
					2.4	3.2
UL Holding Co., LLC (4)	Provider of collection and landfill avoidance solutions for food waste and unsold food products	Senior subordinated loan ($30.7 par due 5/2020)	10.00% PIK	4/30/2012	13.3	30.7	(2)
		Senior subordinated loan ($3.8 par due 5/2020)		4/30/2012	1.6	3.8	(2)
		Senior subordinated loan ($3.6 par due 5/2020)	10.00% PIK	4/30/2012	1.5	3.6	(2)
		Senior subordinated loan ($0.4 par due 5/2020)		4/30/2012	0.2	0.4	(2)
		Senior subordinated loan ($7.6 par due 5/2020)	10.00% PIK	4/30/2012	3.3	7.6	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2020
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Senior subordinated loan ($0.5 par due 5/2020)		4/30/2012	0.2	0.5	(2)
		Class A common units (533,351 units)		6/17/2011	5.0	1.6	(2)
		Class B-5 common units (272,834 units)		6/17/2011	2.5	0.8	(2)
		Class C common units (758,546 units)		4/25/2008	—	—	(2)
		Warrant to purchase up to 719,044 shares of Class A units		5/2/2014	—	—	(2)
		Warrant to purchase up to 28,663 shares of Class B-1 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 57,325 shares of Class B-2 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 29,645 shares of Class B-3 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 80,371 shares of Class B-5 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 59,655 shares of Class B-6 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 1,046,713 shares of Class C units		5/2/2014	—	—	(2)
					27.6	49.0
Visual Edge Technology, Inc.	Provider of outsourced office solutions with a focus on printer and copier equipment and other parts and supplies	First lien senior secured loan ($16.7 par due 8/2022)	8.61% (Libor + 5.75% Cash, 1.25% PIK/Q)	8/31/2017	16.7	15.9	(2)(12)
		First lien senior secured loan ($15.6 par due 8/2022)	8.61% (Libor + 5.75% Cash, 1.25% PIK/Q)	8/31/2017	15.6	14.9	(2)(12)
		Senior subordinated loan ($67.0 par due 9/2024)	15.00% PIK	8/31/2017	64.5	63.0	(2)
		Warrant to purchase up to 2,838,079 shares of preferred stock (expires 8/2027)		8/31/2017	3.9	1.3	(2)
		Warrant to purchase up to 3,094,492 shares of common stock (expires 8/2027)		8/31/2017	—	—	(2)
					100.7	95.1
VLS Recovery Services, LLC (16)	Provider of commercial and industrial waste processing and disposal services	First lien senior secured revolving loan ($10.6 par due 10/2023)	7.00% (Libor + 6.00%/M)	10/17/2017	10.6	10.6	(2)(12)(15)
VRC Companies, LLC (16)	Provider of records and information management services	First lien senior secured revolving loan ($1.5 par due 3/2022)	7.95% (Libor + 6.50%/Q)	4/17/2017	1.5	1.5	(2)(12)
		First lien senior secured loan ($21.0 par due 3/2023)	7.95% (Libor + 6.50%/Q)	3/31/2017	21.0	20.4	(2)(12)
		First lien senior secured loan ($8.6 par due 3/2023)	7.95% (Libor + 6.50%/M)	2/25/2020	8.6	8.3	(2)(12)
					31.1	30.2
WCI-HFG Holdings, LLC	Distributor of repair and replacement parts for commercial kitchen equipment	Preferred units (1,400,000 units)		10/20/2015	1.4	2.6	(2)
XIFIN, Inc. and ACP Charger Co-Invest LLC (16)	Revenue cycle management provider to labs	First lien senior secured revolving loan ($1.5 par due 2/2026)	6.75% (Libor + 5.75%/M)	2/6/2020	1.5	1.4	(2)(12)
		First lien senior secured loan ($21.8 par due 2/2026)	6.82% (Libor + 5.75%/Q)	2/6/2020	21.8	21.2	(2)(12)
		Common stock (180,000 shares)		2/6/2020	1.8	1.8	(2)
					25.1	24.4

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2020
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets

					1,356.5	1,335.2		20.28%
Power Generation
Apex Clean Energy Holdings, LLC	Developer, builder and owner of utility-scale wind and solar power facilities	First lien senior secured loan ($81.4 par due 9/2022)	8.20% (Libor + 6.75%/Q)	9/24/2018	81.4	81.4	(2)(12)
		First lien senior secured loan ($19.6 par due 9/2022)	8.15% (Libor + 6.75%/Q)	6/10/2019	19.6	19.6	(2)(12)
					101.0	101.0
Beacon RNG LLC	Owner of natural gas facilities	Class B units (35,000,000 units)		3/11/2019	35.0	38.2
CPV Maryland Holding Company II, LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($59.9 par due 12/2020)	13.00% PIK	8/8/2014	59.9	54.5	(2)
DGH Borrower LLC	Developer, owner and operator of quick start, small-scale natural gas-fired power generation projects	First lien senior secured loan ($53.2 par due 6/2023)	8.20% (Libor + 6.75%/Q)	6/8/2018	53.2	50.0	(2)(12)
Green Energy Partners, Stonewall LLC and Panda Stonewall Intermediate Holdings II LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($14.5 par due 11/2021)	6.95% (Libor + 5.50%/Q)	11/13/2014	14.4	12.7	(2)(12)
		Senior subordinated loan ($22.6 par due 12/2021)	7.00% Cash, 6.25% PIK	11/13/2014	22.6	20.1	(2)
		Senior subordinated loan ($105.5 par due 12/2021)	7.00% Cash, 6.25% PIK	11/13/2014	105.5	93.9	(2)
					142.5	126.7
Heelstone Renewable Energy, LLC (5)	Provider of cloud based IT solutions, infrastructure and services	Preferred equity (2,700,000 shares)		6/28/2019	18.5	18.5
Moxie Patriot LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($32.1 par due 12/2020)	7.20% (Libor + 5.75%/Q)	12/19/2013	32.1	30.8	(2)(12)
Navisun LLC and Navisun Holdings LLC (5)(16)	Owner and operater of commercial and industrial solar projects	First lien senior secured loan ($50.7 par due 11/2023)	8.00% PIK	11/15/2017	50.7	50.7	(2)
		First lien senior secured loan ($14.1 par due 11/2023)	9.00% PIK	3/7/2019	14.1	14.1	(2)
		First lien senior secured loan ($31.2 par due 11/2023)	8.00% PIK	8/15/2019	31.2	31.2	(2)
		Series A preferred units (1,000 units)	10.50% PIK	11/15/2017	10.9	10.9	(2)
		Class A units (550 units)		11/15/2017	—	0.4
					106.9	107.3
Panda Liberty LLC (fka Moxie Liberty LLC)	Gas turbine power generation facilities operator	First lien senior secured loan ($49.0 par due 8/2020)	7.95% (Libor + 6.50%/Q)	4/6/2018	48.4	47.0	(2)(12)
		First lien senior secured loan ($33.5 par due 8/2020)	7.95% (Libor + 6.50%/Q)	8/21/2013	33.5	32.2	(2)(12)
					81.9	79.2
Panda Temple Power, LLC and T1 Power Holdings LLC (4)	Gas turbine power generation facilities operator	Second lien senior secured loan ($10.0 par due 2/2023)	9.00% PIK (Libor + 8.00%/M)	3/6/2015	10.0	9.8	(2)(12)
		Class A Common units (616,122 shares)		3/6/2015	15.0	9.1	(2)
					25.0	18.9
PERC Holdings 1 LLC	Operator of recycled energy, combined heat and power, and energy efficiency facilities	Class B common units (21,653,543 units)		10/20/2014	5.3	12.9	(2)
PosiGen Backleverage, LLC and PosiGen, Inc. (16)	Seller and leaser of solar power systems for residential and commercial customers	First lien senior secured loan ($40.3 par due 1/2023)	8.75% (Libor + 6.75%/Q)	1/29/2020	40.0	39.1	(2)(12)
		Warrant to purchase up to 67,022 shares of common stock (expires 1/2027)		1/29/2020	—	—	(2)
					40.0	39.1
Riverview Power LLC	Operator of natural gas and oil fired power generation facilities	First lien senior secured loan ($80.3 par due 12/2022)	9.45% (Libor + 8.00%/Q)	12/29/2016	79.2	78.7	(2)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2020
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
SE1 Generation, LLC	Solar power developer	Senior subordinated loan ($53.4 par due 12/2022)	9.50% PIK	12/17/2019	53.4	52.3	(2)
Sunrun Atlas Depositor 2019-2, LLC and Sunrun Atlas Holdings 2019-2, LLC	Residential solar energy provider	First lien senior secured loan ($0.1 par due 2/2055)	3.61%	10/28/2019	0.1	0.1	(2)
		Senior subordinated loan ($134.4 par due 11/2025)	8.75% (Libor + 6.75%/Q)	11/26/2019	134.4	127.7	(2)(12)
					134.5	127.8
Sunrun Xanadu Issuer 2019-1, LLC and Sunrun Xanadu Holdings 2019-1, LLC	Residential solar energy provider	First lien senior secured loan ($0.4 par due 6/2054)	3.98%	6/7/2019	0.4	0.4	(2)
		Senior subordinated loan ($65.4 par due 7/2030)	8.75% (Libor + 6.75%/Q)	6/27/2019	65.4	62.2	(2)(12)
					65.8	62.6

					1,034.2	998.5		15.17%
Consumer Services
1A Smart Start, LLC (16)	Provider of ignition interlock devices	First lien senior secured revolving loan ($3.5 par due 8/2020)	5.33% (Libor + 4.50%/M)	2/8/2018	3.5	3.3	(2)(15)
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc. (5)	Restaurant owner and operator	First lien senior secured loan ($56.6 par due 12/2019)		11/27/2006	39.9	—	(2)(11)
		First lien senior secured loan ($5.4 par due 12/2019)		12/22/2016	4.8	—	(2)(11)
		Promissory note ($31.8 par due 12/2023)		11/27/2006	13.8	—	(2)
		Warrant to purchase up to 0.95 units of Series D common stock (expires 12/2023)		12/18/2013	—	—	(2)
					58.5	—
Aimbridge Acquisition Co., Inc.	Hotel operator	Second lien senior secured loan ($22.5 par due 2/2027)	9.08% (Libor + 7.50%/Q)	2/1/2019	22.1	20.3	(2)
American Residential Services L.L.C.	Heating, ventilation and air conditioning services provider	Second lien senior secured loan ($70.8 par due 12/2022)	9.45% (Libor + 8.00%/Q)	6/30/2014	70.6	70.8	(2)(12)
Belfor Holdings, Inc. (16)	Disaster recovery services provider	First lien senior secured revolving loan ($3.6 par due 4/2024)	6.08% (Base Rate + 2.75%/M)	4/4/2019	3.5	3.4	(2)(15)
		First lien senior secured revolving loan ($18.8 par due 4/2024)	4.68% (Libor + 3.75%/M)	4/4/2019	18.6	17.8	(2)(15)
					22.1	21.2
ChargePoint, Inc.	Developer and operator of electric vehicle charging stations	Warrant to purchase up to 809,126 shares of Series E preferred stock (expires 12/2024)		12/30/2014	0.3	3.0	(2)
Cipriani USA, Inc.	Manager and operator of banquet facilities, restaurants, hotels and other leisure properties	First lien senior secured loan ($3.0 par due 5/2023)	10.2% (Libor + 6.75% Cash, 2.00% PIK/Q)	11/5/2018	3.0	2.9	(2)(12)
		First lien senior secured loan ($12.2 par due 5/2023)	10.2% (Libor + 6.75% Cash, 2.00% PIK/Q)	11/5/2018	12.2	11.5	(2)(12)
		First lien senior secured loan ($15.0 par due 5/2023)	10.2% (Libor + 6.75% Cash, 2.00% PIK/Q)	7/3/2019	14.6	14.3	(2)(12)
		First lien senior secured loan ($20.0 par due 5/2023)	10.2% (Libor + 6.75% Cash, 2.00% PIK/Q)	12/27/2019	17.6	19.0	(2)(12)
		First lien senior secured loan ($68.2 par due 5/2023)	10.2% (Libor + 6.75% Cash, 2.00% PIK/Q)	5/30/2018	66.3	64.8	(2)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2020
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($3.0 par due 5/2023)	10.2% (Libor + 6.75% Cash, 2.00% PIK/Q)	8/20/2018	3.0	2.9	(2)(12)
					116.7	115.4
Concert Golf Partners Holdco LLC (16)	Golf club owner and operator	First lien senior secured revolving loan ($0.2 par due 8/2025)	5.95% (Libor + 4.50%/Q)	8/20/2019	0.2	0.1	(2)(12)
		First lien senior secured loan ($28.3 par due 8/2025)	5.95% (Libor + 4.50%/Q)	8/20/2019	28.3	27.5	(2)(12)
		First lien senior secured loan ($1.2 par due 8/2025)	6.26% (Libor + 4.50%/Q)	8/20/2019	1.2	1.2	(2)(12)
					29.7	28.8
CST Buyer Company (d/b/a Intoxalock) (16)	Provider of ignition interlock devices	First lien senior secured revolving loan ($3.7 par due 10/2025)	8.00% (Base Rate + 4.75%/Q)	3/1/2017	3.7	3.6	(2)(12)
		First lien senior secured loan ($32.3 par due 10/2025)	6.82% (Libor + 5.75%/Q)	3/1/2017	32.3	32.0	(2)(12)
					36.0	35.6
FWR Holding Corporation (16)	Restaurant owner, operator, and franchisor	First lien senior secured revolving loan ($1.4 par due 8/2023)	6.77% (Libor + 5.50%/Q)	8/21/2017	1.4	1.3	(2)(12)(15)
		First lien senior secured loan ($4.0 par due 8/2023)	6.77% (Libor + 5.50%/Q)	8/21/2017	4.0	3.8	(2)(12)
		First lien senior secured loan ($0.5 par due 8/2023)	6.77% (Libor + 5.50%/Q)	8/21/2017	0.5	0.5	(2)(12)
		First lien senior secured loan ($0.5 par due 8/2023)	6.77% (Libor + 5.50%/Q)	2/28/2019	0.5	0.5	(2)(12)
		First lien senior secured loan ($0.8 par due 8/2023)	6.77% (Libor + 5.50%/Q)	2/28/2019	0.8	0.8	(2)(12)
		First lien senior secured loan ($0.5 par due 8/2023)	6.77% (Libor + 5.50%/Q)	2/28/2019	0.5	0.5	(2)(12)
		First lien senior secured loan ($0.7 par due 8/2023)	6.77% (Libor + 5.50%/Q)	2/28/2019	0.7	0.6	(2)(12)
		First lien senior secured loan ($1.8 par due 8/2023)	6.50% (Libor + 5.50%/M)	12/20/2019	1.8	1.7	(2)(12)
					10.2	9.7
Garden Fresh Restaurant Corp. and GFRC Holdings LLC (16)	Restaurant owner and operator	First lien senior secured revolving loan ($2.8 par due 2/2022)		2/1/2017	2.7	1.5	(2)(11)(15)
		First lien senior secured loan ($17.3 par due 2/2022)		2/1/2017	17.3	9.5	(2)(11)
					20.0	11.0
Jenny C Acquisition, Inc.	Health club franchisor	Senior subordinated loan ($1.2 par due 4/2025)	8.00% PIK	4/5/2019	1.2	1.2	(2)
Jim N Nicks Management, LLC (16)	Restaurant owner and operator	First lien senior secured revolving loan ($4.8 par due 7/2023)	6.51% (Libor + 5.25%/Q)	7/10/2017	4.8	4.4	(2)(12)
		First lien senior secured loan ($13.8 par due 7/2023)	8.70% (Libor + 7.25%/Q)	7/10/2017	13.8	12.6	(2)(12)
		First lien senior secured loan ($1.2 par due 7/2023)	6.70% (Libor + 5.25%/Q)	7/10/2017	1.2	1.0	(2)(12)
					19.8	18.0
ME Equity LLC	Franchisor in the massage industry	Common stock (3,000,000 shares)		9/27/2012	3.0	5.4	(2)
Movati Athletic (Group) Inc. (16)	Premier health club operator	First lien senior secured loan ($2.7 par due 10/2022)	6.82% (CIBOR + 4.75%/Q)	10/5/2017	3.0	2.5	(2)(6)(12)
		First lien senior secured loan ($1.6 par due 10/2022)	6.63% (CIBOR + 4.75%/Q)	10/5/2017	1.7	1.5	(2)(6)(12)
					4.7	4.0
OTG Management, LLC (16)	Airport restaurant operator	First lien senior secured revolving loan ($10.0 par due 8/2021)	8.85% (Libor + 7.00%/Q)	8/26/2016	10.0	9.0	(2)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2020
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($23.6 par due 8/2021)	8.41% (Libor + 7.00%/Q)	8/26/2016	23.6	21.3	(2)(12)
		First lien senior secured loan ($97.8 par due 8/2021)	8.84% (Libor + 7.00%/Q)	8/26/2016	97.8	88.0	(2)(12)
		First lien senior secured loan ($9.6 par due 8/2021)	8.40% (Libor + 7.00%/Q)	10/10/2018	9.6	8.6	(2)(12)
		Senior subordinated loan ($33.9 par due 2/2022)	13.00% PIK	8/26/2016	33.8	28.5	(2)
		Class A preferred units (3,000,000 units)	14.50% PIK	8/26/2016	38.3	38.8	(2)
		Common units (3,000,000 units)		1/5/2011	3.0	—	(2)
		Warrant to purchase up to 7.73% of common units		6/19/2008	0.1	0.1	(2)
					216.2	194.3
Portillo's Holdings, LLC	Fast casual restaurant brand	Second lien senior secured loan ($34.0 par due 12/2024)	10.95% (Libor + 9.50%/Q)	11/27/2019	33.0	32.3	(2)(12)
Pyramid Management Advisors, LLC and Pyramid Investors, LLC (16)	Hotel operator	First lien senior secured revolving loan ($9.4 par due 7/2023)	6.50% (Libor + 5.50%/M)	4/12/2018	9.4	9.1	(2)(12)(15)
		First lien senior secured loan ($16.8 par due 7/2023)	6.95% (Libor + 5.50%/Q)	4/12/2018	16.8	16.1	(2)(12)
		First lien senior secured loan ($1.4 par due 7/2023)	6.95% (Libor + 5.50%/Q)	4/12/2018	1.4	1.4	(2)(12)
		First lien senior secured loan ($6.4 par due 7/2023)	6.95% (Libor + 5.50%/Q)	12/27/2019	6.4	6.1	(2)(12)
		Preferred membership units (996,833 units)		7/15/2016	1.0	1.1	(2)
					35.0	33.8
Spectra Finance, LLC (16)	Venue management and food and beverage provider	First lien senior secured revolving loan ($23.5 par due 4/2023)	5.00% (Libor + 4.00%/M)	4/2/2018	23.5	21.8	(2)(12)(15)
		First lien senior secured loan ($3.4 par due 4/2024)	5.70% (Libor + 4.25%/Q)	4/2/2018	3.4	3.2	(2)(12)
					26.9	25.0
Spin HoldCo Inc.	Laundry service and equipment provider	First lien senior secured loan ($0.9 par due 11/2022)	5.09% (Libor + 3.25%/B)	3/26/2002	0.8	0.9	(2)(12)
		Second lien senior secured loan ($154.2 par due 5/2023)	9.11% (Libor + 7.50%/Q)	5/14/2013	154.2	149.5	(2)(12)
					155.0	150.4
Sunshine Sub, LLC (16)	Premier health club operator	First lien senior secured revolving loan ($5.8 par due 5/2024)	5.75% (Libor + 4.75%/M)	5/25/2018	5.8	5.4	(2)(12)
Taymax Group, L.P., Taymax Group G.P., LLC, PF Salem Canada ULC and TCP Fit Parent, L.P. (16)	Planet Fitness franchisee	First lien senior secured revolving loan ($1.2 par due 7/2024)	8.50% (Base Rate + 5.25%/Q)	7/31/2018	1.2	1.1	(2)(12)
		First lien senior secured revolving loan ($0.4 par due 7/2024)	7.32% (Libor + 6.25%/Q)	7/31/2018	0.4	0.4	(2)(12)
		First lien senior secured loan ($0.3 par due 7/2025)	7.32% (Libor + 6.25%/Q)	3/5/2020	0.3	0.3	(2)(12)
		First lien senior secured loan ($0.5 par due 7/2025)	3.57% (Libor + 2.50%/Q)	3/5/2020	0.5	0.5	(2)(12)
		Class A units (37,020 units)		7/31/2018	3.8	4.6
					6.2	6.9
The Alaska Club Partners, LLC, Athletic Club Partners LLC and The Alaska Club, Inc. (16)	Premier health club operator	First lien senior secured loan ($15.4 par due 12/2024)	8.75% (Base Rate + 5.50%/Q)	12/16/2019	15.4	14.5	(2)(12)
WASH Multifamily Acquisition Inc. and Coinamatic Canada Inc.	Laundry service and equipment provider	First lien senior secured loan ($1.2 par due 5/2022)	4.25% (Libor + 3.25%/M)	3/24/2020	0.9	1.1	(2)(12)
		First lien senior secured loan ($0.1 par due 5/2022)	4.25% (Libor + 3.25%/M)	3/24/2020	0.1	0.1	(2)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2020
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($106.7 par due 5/2022)	6.41% (Libor + 4.75%/M)	8/1/2019	106.7	103.5	(2)(12)
		Second lien senior secured loan ($21.3 par due 5/2023)	8.00% (Libor + 7.00%/M)	5/14/2015	21.1	20.0	(2)(12)
		Second lien senior secured loan ($3.7 par due 5/2023)	8.00% (Libor + 7.00%/M)	5/14/2015	3.7	3.5	(2)(12)
					132.5	128.2

					1,044.4	938.5		14.25%
Investment Funds and Vehicles
ACAS Equity Holdings Corporation (5)	Investment company	Common stock (589 shares)		1/3/2017	0.4	—	(6)
Ares IIIR/IVR CLO Ltd.	Investment vehicle	Subordinated notes ($20.0 par due 4/2021)		1/3/2017	—	0.1	(6)
Blue Wolf Capital Fund II, L.P. (4)	Investment partnership	Limited partnership interest (8.50% interest)		1/3/2017	1.6	2.7	(6)(19)
Carlyle Global Market Strategies CLO 2015-3	Investment vehicle	Subordinated notes ($24.6 par due 7/2028)	19.30%	1/3/2017	12.5	5.2	(6)
CoLTs 2005-1 Ltd. (5)	Investment vehicle	Preferred shares (360 shares)		1/3/2017	—	—	(6)
CoLTs 2005-2 Ltd. (5)	Investment vehicle	Preferred shares (34,170,000 shares)		1/3/2017	—	—	(6)
CREST Exeter Street Solar 2004-1	Investment vehicle	Preferred shares (3,500,000 shares)		1/3/2017	—	—	(6)
European Capital UK SME Debt LP (4)(17)	Investment partnership	Limited partnership interest (45% interest)		1/3/2017	40.3	35.8	(6)
HCI Equity, LLC (5)	Investment company	Member interest (100.00% interest)		4/1/2010	—	0.1	(6)(19)
OHA Credit Partners XI	Investment vehicle	Subordinated notes ($17.8 par due 1/2032)	26.40%	1/3/2017	12.5	10.6	(6)
Partnership Capital Growth Investors III, L.P. (17)	Investment partnership	Limited partnership interest (2.50% interest)		10/5/2011	2.4	5.4	(2)(6)(19)
PCG-Ares Sidecar Investment II, L.P. (4)(17)	Investment partnership	Limited partnership interest (100.00% interest)		10/31/2014	6.8	11.7	(2)(6)
PCG-Ares Sidecar Investment, L.P. (4)(17)	Investment partnership	Limited partnership interest (100.00% interest)		5/22/2014	4.8	0.4	(2)(6)
Piper Jaffray Merchant Banking Fund I, L.P. (17)	Investment partnership	Limited partnership interest (2.00% interest)		8/16/2012	1.1	1.3	(6)(19)
Senior Direct Lending Program, LLC (5)(18)	Co-investment vehicle	Subordinated certificates ($923.1 par due 12/2036)	9.45% (Libor + 8.00%/Q)(13)	7/27/2016	923.1	830.8	(6)
		Member interest (87.50% interest)		7/27/2016	—	—	(6)
					923.1	830.8
Voya CLO 2014-4 Ltd.	Investment vehicle	Subordinated notes ($26.7 par due 7/2031)	21.30%	1/3/2017	13.0	5.7	(6)
VSC Investors LLC	Investment company	Membership interest (1.95% interest)		1/24/2008	0.3	0.9	(2)(6)(19)

					1,018.8	910.7		13.83%
Consumer Durables & Apparel
AI Aqua Merger Sub, Inc.	End to end provider of water solutions to a wide range of customer bases	First lien senior secured loan ($9.8 par due 12/2023)	6.25% (Libor + 5.25%/Q)	3/30/2020	9.8	8.8	(2)(12)
Badger Sportswear Acquisition, Inc.	Provider of team uniforms and athletic wear	Second lien senior secured loan ($56.8 par due 3/2024)	10.82% (Libor + 9.75%/Q)	9/6/2016	56.7	52.3	(2)(12)
Bowhunter Holdings, LLC	Provider of branded archery and bowhunting accessories	Common units (421 units)		4/24/2014	4.2	—	(2)
CB Trestles OpCo, LLC (16)	Apparel retailer	First lien senior secured revolving loan ($32.2 par due 10/2024)	6.78% (Libor + 5.75%/Q)	10/26/2018	32.2	29.3	(2)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2020
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($26.1 par due 10/2024)	7.53% (Libor + 5.75%/Q)	10/26/2018	26.1	23.8	(2)(12)
					58.3	53.1
Centric Brands Inc. (fka Differential Brands Group Inc.)	Designer, marketer and distributor of licensed and owned apparel	First lien senior secured loan ($57.1 par due 10/2023)	7.78% (Libor + 6.00%/Q)	10/29/2018	57.1	51.4	(2)(6)(12)
		Common stock (3,077,875 shares)		10/29/2018	24.6	3.2	(6)
					81.7	54.6

DRS Holdings III, Inc. and DRS Holdings I, Inc. (16)	Footwear and orthopedic foot-care brand	First lien senior secured revolving loan ($5.4 par due 11/2025)	6.75% (Libor + 5.75%/B)	11/1/2019	5.4	5.3	(2)(12)
		First lien senior secured loan ($30.3 par due 11/2025)	6.75% (Libor + 5.75%/M)	11/1/2019	30.3	29.4	(2)(12)
		Common stock (8,549 shares)		11/1/2019	8.5	6.8	(2)
					44.2	41.5
Implus Footcare, LLC	Provider of footwear and other accessories	First lien senior secured loan ($102.4 par due 4/2024)	8.19% (Libor + 6.25%/Q)	6/1/2017	102.4	93.2	(2)(12)
		First lien senior secured loan ($14.0 par due 4/2024)	7.70% (Libor + 6.25%/Q)	6/1/2017	14.0	12.7	(2)(12)
		First lien senior secured loan ($1.3 par due 4/2024)	7.70% (Libor + 6.25%/Q)	6/30/2016	1.3	1.1	(2)(12)
		First lien senior secured loan ($5.0 par due 4/2024)	7.70% (Libor + 6.25%/Q)	7/17/2018	5.0	4.5	(2)(12)
					122.7	111.5
Pelican Products, Inc.	Flashlights manufacturer	Second lien senior secured loan ($27.3 par due 5/2026)	8.75% (Libor + 7.75%/Q)	5/4/2018	27.1	24.3	(2)(12)
S Toys Holdings LLC (fka The Step2 Company, LLC) (5)	Toy manufacturer	Class B common units (126,278,000 units)		10/30/2014	—	0.2	(2)
		Common units (1,116,879 units)		4/1/2011	—	—
		Warrant to purchase up to 3,157,895 units		4/1/2010	—	—
					—	0.2
SHO Holding I Corporation	Manufacturer and distributor of slip resistant footwear	Second lien senior secured loan ($100.0 par due 4/2023)	10.15% (Libor + 8.50%/Q)	10/27/2015	98.9	83.0	(2)(12)
Shock Doctor, Inc. and Shock Doctor Holdings, LLC (4)(16)	Developer, marketer and distributor of sports protection equipment and accessories	First lien senior secured revolving loan ($2.1 par due 5/2024)	6.75% (Base Rate + 3.50%/M)	5/21/2019	2.1	1.9	(2)(12)
		First lien senior secured revolving loan ($0.4 par due 5/2024)	6.35% (Libor + 4.75%/M)	5/21/2019	0.4	0.4	(2)(12)
		First lien senior secured loan ($19.5 par due 5/2024)	6.12% (Libor + 4.75%/Q)	5/21/2019	19.5	18.3	(2)(12)
		Class A preferred units (50,000 units)		3/14/2014	5.0	—	(2)
		Class C preferred units (50,000 units)		4/22/2015	5.0	—	(2)
		Preferred units (14,591 units)		5/14/2019	1.6	1.3	(2)
					33.6	21.9
Simpson Performance Products, Inc.	Provider of motorsports safety equipment	First lien senior secured loan ($28.3 par due 2/2023)	6.95% (Libor + 5.50%/Q)	2/20/2015	28.3	28.3	(2)(12)
Singer Sewing Company, SVP-Singer Holdings, LLC and SVP-Singer Holdings LP (5)(16)	Manufacturer of consumer sewing machines	First lien senior secured revolving loan ($78.4 par due 3/2023)	10.84% (Libor + 9.00%/M)	7/26/2017	78.4	78.4	(2)(12)(15)
		First lien senior secured loan ($195.8 par due 3/2023)	5.00% (Libor + 3.57%/Q)	7/26/2017	174.6	149.4	(2)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2020
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Class A common units (6,500,000 units)		7/26/2017	—	—	(2)
					253.0	227.8
Totes Isotoner Corporation and Totes Ultimate Holdco, Inc. (4)	Designer, marketer, and distributor of rain and cold weather products	First lien senior secured loan ($2.2 par due 12/2024)	7.20% (Libor + 6.00%/Q)	12/23/2019	2.2	2.0	(2)(12)
		First lien senior secured loan ($1.6 par due 6/2024)	5.20% (Libor + 4.00%/Q)	12/23/2019	1.6	1.6	(2)(12)
		Common stock (861,000 shares)		12/23/2019	6.0	3.1	(2)
					9.8	6.7
Varsity Brands Holding Co., Inc. and BCPE Hercules Holdings, LP	Leading manufacturer and distributor of textiles, apparel & luxury goods	Second lien senior secured loan ($21.1 par due 12/2025)	9.25% (Libor + 8.25%/M)	7/30/2018	21.1	19.8	(2)(12)
		Second lien senior secured loan ($122.7 par due 12/2025)	9.25% (Libor + 8.25%/M)	12/15/2017	122.7	115.4	(2)(12)
		Class A units (1,400 units)		7/30/2018	1.4	0.7	(2)
					145.2	135.9

					973.5	849.9		12.91%
Diversified Financials
Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($17.0 par due 8/2022)	11.33% (Libor + 9.75%/M)	5/10/2012	17.0	17.0	(2)(12)
DFC Global Facility Borrower III LLC (16)	Non-bank provider of alternative financial services	First lien senior secured revolving loan ($120.8 par due 9/2024)	12.41% (Libor + 10.75%/M)	8/9/2019	120.8	118.4	(2)(6)(12)
FAMS Holdings, Inc. (4)	Debt collection services provider	Common stock (180 shares)		1/11/2017	—	—	(2)
Global Merchant Financial Group Corp. (16)	Consolidator of commercial finance businesses	Senior subordinated loan ($36.5 par due 1/2025)	10.08% (Libor + 8.50%/M)	1/31/2020	36.5	35.4	(2)(12)
		Senior subordinated loan ($29.6 par due 1/2025)	10.08% (Libor + 8.50%/M)	1/31/2020	29.6	28.7	(2)(12)
					66.1	64.1
Green Street Parent, LLC and Green Street Intermediate Holdings, LLC (16)	Provider of REIT research data and analytics	First lien senior secured revolving loan ($0.1 par due 8/2025)	6.45% (Libor + 5.25%/Q)	8/27/2019	0.1	0.1	(2)
		First lien senior secured loan ($3.5 par due 8/2026)	6.32% (Libor + 5.25%/Q)	8/27/2019	3.5	3.4	(2)
		First lien senior secured loan ($3.0 par due 8/2026)	6.32% (Libor + 5.25%/Q)	2/26/2020	3.0	2.9	(2)
					6.6	6.4
Ivy Hill Asset Management, L.P. (5)	Asset management services	Member interest (100.00% interest)		6/15/2009	444.0	491.0	(6)
Javlin Three LLC, Javlin Four LLC, and Javlin Five LLC	Asset-backed financial services company	First lien senior secured loan ($16.0 par due 6/2017)		6/24/2014	13.3	3.3	(2)(6)(11)
Joyce Lane Capital LLC and Joyce Lane Financing SPV LLC (fka Ciena Capital LLC) (5)(16)	Specialty finance company	First lien senior secured loan ($0.6 par due 12/2022)	5.45% (Libor + 4.00%/Q)	12/27/2018	0.6	0.6	(2)(6)
		Equity interests		11/29/2010	12.7	—	(2)(6)
					13.3	0.6
LS DE LLC and LM LSQ Investors LLC	Asset based lender	Senior subordinated loan ($37.0 par due 3/2024)	10.50%	6/25/2015	37.0	35.9	(2)(6)
		Senior subordinated loan ($3.0 par due 6/2021)	10.50%	6/15/2017	3.0	2.9	(2)(6)
		Membership units (3,275,000 units)		6/25/2015	3.3	4.0	(6)
					43.3	42.8
Rialto Management Group, LLC (16)	Investment and asset management platform focused on real estate	First lien senior secured revolving loan ($0.5 par due 12/2024)	5.56% (Libor + 4.25%/M)	11/30/2018	0.5	0.5	(2)(6)(15)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2020
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($0.9 par due 12/2024)	5.49% (Libor + 4.50%/M)	11/30/2018	0.9	0.9	(2)(6)
					1.4	1.4
TA/WEG Holdings, LLC (16)	Wealth management and financial planning firm	First lien senior secured revolving loan ($0.5 par due 10/2025)	7.18% (Libor + 6.00%/Q)	10/2/2019	0.5	0.5	(2)(12)
		First lien senior secured loan ($9.5 par due 10/2025)	7.00% (Libor + 6.00%/Q)	10/2/2019	9.5	9.0	(2)(12)
		First lien senior secured loan ($0.8 par due 10/2025)	7.00% (Libor + 6.00%/Q)	10/2/2019	0.8	0.7	(2)(12)
					10.8	10.2
The Ultimus Group Midco, LLC, The Ultimus Group, LLC, and The Ultimus Group Aggregator, LP (16)	Provider of asset-servicing capabilities for fund managers	First lien senior secured revolving loan ($4.0 par due 2/2024)	6.75% (Base Rate + 3.50%/Q)	2/1/2019	4.0	3.8	(2)
		First lien senior secured loan ($38.5 par due 2/2026)	5.95% (Libor + 4.50%/Q)	2/1/2019	38.5	36.5	(2)(12)
		Class A units (1,443 units)	8.00% PIK	2/1/2019	1.6	1.6	(2)
		Class A units (245 units)		2/1/2019	0.2	—
		Class B units (2,167,424 units)		2/1/2019	—	—	(2)
		Class B units (245,194 units)		2/1/2019	—	—
					44.3	41.9

					780.9	797.1		12.11%
Automobiles & Components
Eckler Industries, Inc. and Eckler Purchaser LLC (5)(16)	Restoration parts and accessories provider for classic automobiles	First lien senior secured revolving loan ($5.4 par due 5/2022)	12.00% PIK	7/12/2012	5.4	4.2	(2)
		First lien senior secured loan ($21.3 par due 5/2022)	12.00% PIK	7/12/2012	21.2	16.6	(2)
		Class A common units (67,972 units)		7/12/2012	16.4	—	(2)
					43.0	20.8
GB Auto Service Holdings, LLC (16)	Automotive parts and repair services retailer	First lien senior secured revolving loan ($15.2 par due 10/2024)	7.50% (Libor + 6.50%/M)	10/19/2018	15.2	14.5	(2)(12)
		First lien senior secured loan ($22.1 par due 10/2024)	7.50% (Libor + 6.50%/M)	10/19/2018	22.1	21.0	(2)(12)
		First lien senior secured loan ($30.4 par due 10/2024)	7.50% (Libor + 6.50%/M)	10/19/2018	30.4	28.8	(2)(12)
		First lien senior secured loan ($3.9 par due 10/2024)	7.00% (Libor + 6.00%/Q)	3/9/2020	3.9	3.7	(2)(12)
		Common units (4,084,227 units)		10/19/2018	5.2	3.7	(2)
					76.8	71.7
Mac Lean-Fogg Company and MacLean-Fogg Holdings, L.L.C. (16)	Manufacturer and supplier for the power utility and automotive markets worldwide	First lien senior secured loan ($154.2 par due 12/2025)	5.99% (Libor + 5.00%/M)	12/21/2018	153.5	146.4	(2)
		First lien senior secured loan ($11.6 par due 12/2025)	5.99% (Libor + 5.00%/M)	12/21/2018	11.6	11.0	(2)
		Preferred units (59,453 units)	4.50% Cash, 9.25% PIK	10/9/2015	70.3	68.9
					235.4	226.3
Mavis Tire Express Services Corp. and Mavis Tire Express Services TopCo, L.P. (16)	Auto parts retailer	Second lien senior secured loan ($153.9 par due 3/2026)	8.70% (Libor + 7.50%/Q)	3/20/2018	152.1	146.2	(2)(12)
		Second lien senior secured loan ($1.4 par due 3/2026)	8.70% (Libor + 7.50%/Q)	3/20/2018	1.4	1.4	(2)(12)
		Second lien senior secured loan ($23.3 par due 3/2026)	9.20% (Libor + 8.00%/Q)	10/15/2019	23.3	22.4	(2)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2020
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Class A units (12,400,000 units)		3/20/2018	12.4	10.2	(2)
					189.2	180.2
SK SPV IV, LLC	Collision repair site operator	Series A common stock (12,500 units)		8/18/2014	0.6	2.4	(2)
		Series B common stock (12,500 units)		8/18/2014	0.6	2.4	(2)
					1.2	4.8
Systematic Power Manufacturing, LLC	Manufacturer and supplier of batteries and ultracapacitors for automotive markets	First lien senior secured loan ($1.8 par due 3/2024)		3/30/2020	—	—	(2)(11)
		First lien senior secured loan ($3.4 par due 6/2020)		3/30/2020	1.7	1.7	(2)(11)
		Preferred unit (1 unit)		3/30/2020	—	—	(2)
					1.7	1.7
Wand Newco 3, Inc. (dba Caliber Collision)	Collision repair company	Second lien senior secured loan ($180.2 par due 2/2027)	8.11% (Libor + 7.25%/M)	2/5/2019	177.5	167.6	(2)

					724.8	673.1		10.22%
Capital Goods
AEP Holdings, Inc. and Arrowhead Holdco Company	Distributor of non-discretionary, mission-critical aftermarket replacement parts	First lien senior secured loan ($26.0 par due 8/2021)	7.76% (Libor + 6.00%/Q)	6/28/2018	27.2	24.5	(2)(12)
		Common stock (3,467 shares)		8/31/2015	3.5	2.0	(2)
					30.7	26.5
Cadence Aerospace, LLC (16)	Aerospace precision components manufacturer	First lien senior secured revolving loan ($6.6 par due 11/2022)	8.75% (Base Rate + 5.50%/Q)	11/14/2017	6.6	6.4	(2)(12)(15)
		First lien senior secured revolving loan ($7.7 par due 11/2022)	8.11% (Libor + 6.50%/Q)	11/14/2017	7.7	7.5	(2)(12)(15)
		First lien senior secured loan ($31.8 par due 11/2023)	8.28% (Libor + 6.50%/Q)	11/14/2017	31.6	31.1	(2)(12)
		First lien senior secured loan ($9.9 par due 11/2023)	8.28% (Libor + 6.50%/Q)	7/5/2018	9.9	9.7	(2)(12)
		First lien senior secured loan ($12.1 par due 11/2023)	8.28% (Libor + 6.50%/Q)	10/31/2019	12.1	11.8	(2)(12)
		First lien senior secured loan ($7.9 par due 11/2023)	8.21% (Libor + 6.50%/Q)	2/12/2020	7.9	7.8	(2)(12)
					75.8	74.3
Creation Holdings Inc. (16)	Manufacturer of electrical systems	First lien senior secured revolving loan ($8.8 par due 8/2024)	6.75% (Libor + 5.75%/M)	8/15/2019	8.8	8.4	(2)(6)(12)(15)
		First lien senior secured loan ($35.7 par due 8/2025)	6.75% (Libor + 5.75%/M)	8/15/2019	35.4	34.3	(2)(6)(12)
					44.2	42.7
DFS Holding Company, Inc.	Distributor of maintenance, repair, and operations parts, supplies, and equipment to the foodservice industry	First lien senior secured loan ($177.0 par due 2/2022)	7.46% (Libor + 6.00%/Q)	7/26/2017	177.0	166.3	(2)(12)
		First lien senior secured loan ($4.6 par due 3/2022)	7.46% (Libor + 6.00%/Q)	3/1/2017	4.6	4.3	(2)(12)
					181.6	170.6
ESCP PPG Holdings, LLC (4)	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	Class A units (3,500,000 units)		12/14/2016	3.5	2.5	(2)
Flow Control Solutions, Inc. (16)	Distributor and manufacturer of flow control systems components	First lien senior secured revolving loan ($2.4 par due 11/2024)	6.48% (Libor + 5.25%/Q)	11/21/2018	2.4	2.4	(2)(12)
		First lien senior secured loan ($10.9 par due 11/2024)	6.70% (Libor + 5.25%/Q)	11/21/2018	10.9	10.9	(2)(12)
					13.3	13.3

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2020
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Harvey Tool Company, LLC (16)	Manufacturer of cutting tools used in the metalworking industry	First lien senior secured revolving loan ($6.8 par due 10/2023)	5.50% (Libor + 4.50%/M)	10/12/2017	6.8	6.8	(2)(12)(15)
		First lien senior secured loan ($30.3 par due 10/2024)	6.20% (Libor + 4.75%/Q)	10/12/2017	30.3	30.3	(2)(12)
		Second lien senior secured loan ($43.7 par due 10/2025)	10.33% (Libor + 8.50%/Q)	10/12/2017	43.7	43.7	(2)(12)
					80.8	80.8
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation (5)	Provider of high-speed intelligent document scanning hardware and software	Senior subordinated loan ($8.3 par due 6/2022)	14.00%	1/3/2017	8.2	8.3	(2)
		Senior subordinated loan ($8.3 par due 6/2022)	14.00%	1/3/2017	8.2	8.3	(2)
		Series A preferred stock (66,424,135 shares)		1/3/2017	—	23.1
		Class A common stock (33,173 shares)		1/3/2017	—	0.1
		Class B common stock (134,214 shares)		1/3/2017	—	0.3
					16.4	40.1
Kene Acquisition, Inc. and Kene Holdings, L.P. (16)	National utility services firm providing engineering and consulting services to natural gas, electric power and other energy and industrial end markets	First lien senior secured revolving loan ($6.6 par due 8/2024)	5.38% (Libor + 4.25%/Q)	8/8/2019	6.6	6.3	(2)(12)(15)
		First lien senior secured loan ($59.6 par due 8/2026)	5.70% (Libor + 4.25%/Q)	8/8/2019	59.6	57.3	(2)(12)
		First lien senior secured loan ($10.0 par due 8/2026)	5.70% (Libor + 4.25%/Q)	8/8/2019	10.0	9.6	(2)(12)
		Class A units (4,549,000 units)		8/8/2019	4.5	4.6	(2)
					80.7	77.8
LTG Acquisition, Inc.	Designer and manufacturer of display, lighting and passenger communication systems for mass transportation markets	Class A membership units (5,000 units)		1/3/2017	5.1	—
MB Aerospace Holdings II Corp.	Aerospace engine components manufacturer	Second lien senior secured loan ($23.6 par due 1/2026)	10.45% (Libor + 9.00%/Q)	5/28/2019	23.6	21.8	(2)(12)
		Second lien senior secured loan ($68.4 par due 1/2026)	10.45% (Libor + 9.00%/Q)	1/22/2018	68.4	62.9	(2)(12)
					92.0	84.7
Radius Aerospace, Inc. and Radius Aerospace Europe Limited (16)	Metal fabricator in the aerospace industry	First lien senior secured revolving loan ($1.1 par due 3/2025)	7.32% (Libor + 5.75%/B)	3/29/2019	1.1	1.1	(2)(12)
		First lien senior secured revolving loan ($0.5 par due 3/2025)	6.75% (Libor + 5.75%/B)	11/14/2019	0.4	0.4	(2)(6)(12)
		First lien senior secured loan ($8.9 par due 3/2025)	7.12% (Libor + 5.75%/Q)	3/29/2019	8.9	8.6	(2)(12)
		First lien senior secured loan ($5.7 par due 3/2025)	7.20% (Libor + 5.75%/Q)	11/14/2019	5.7	5.5	(2)(6)(12)
					16.1	15.6
Saw Mill PCG Partners LLC	Manufacturer of metal precision engineered components	Common units (1,000 units)		1/30/2007	1.0	—	(2)
Star US Bidco LLC (16)	Manufacturer of pumps, compressors and other highly-engineered equipment for mission-critical applications	First lien senior secured revolving loan ($2.1 par due 3/2025)	5.74% (Libor + 4.75%/M)	3/17/2020	1.9	2.1	(2)
Sunk Rock Foundry Partners LP, Hatteras Electrical Manufacturing Holding Company and Sigma Electric Manufacturing Corporation (16)	Manufacturer of metal castings, precision machined components and sub-assemblies in the electrical products, power transmission and distribution and general industrial markets	First lien senior secured revolving loan ($6.3 par due 10/2022)	5.75% (Libor + 4.75%/Q)	10/31/2017	6.3	6.0	(2)(12)(15)

					649.4	637.0		9.67%
Insurance Services

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2020
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Achilles Acquisition LLC (16)	Benefits broker and outsourced workflow automation platform provider for brokers	First lien senior secured revolving loan ($2.6 par due 10/2023)	6.25% (Base Rate + 3.00%/Q)	10/11/2018	2.2	2.5	(2)
		First lien senior secured loan ($18.9 par due 10/2025)	5.00% (Libor + 4.00%/M)	10/11/2018	18.9	17.7	(2)
					21.1	20.2
Alera Group Intermediate Holdings, Inc.	Insurance service provider	Second lien senior secured loan ($26.2 par due 3/2026)	9.49% (Libor + 8.50%/M)	3/5/2019	26.2	24.9	(2)
		Second lien senior secured loan ($24.4 par due 3/2026)	9.49% (Libor + 8.50%/M)	3/5/2019	24.4	23.2	(2)
					50.6	48.1
Amynta Agency Borrower Inc. and Amynta Warranty Borrower Inc.	Insurance service provider	First lien senior secured loan ($13.4 par due 2/2025)	5.49% (Libor + 4.50%/M)	12/21/2018	13.4	12.3	(2)
AQ Sunshine, Inc. (16)	Specialized insurance broker	First lien senior secured revolving loan ($0.1 par due 4/2024)	7.04% (Libor + 5.50%/Q)	4/15/2019	0.1	0.1	(2)(12)(15)
		First lien senior secured loan ($7.9 par due 4/2025)	7.42% (Libor + 5.50%/Q)	4/15/2019	7.9	7.5	(2)(12)
					8.0	7.6
Foundation Risk Partners, Corp. (16)	Full service independent insurance agency	First lien senior secured revolving loan ($9.5 par due 11/2023)	6.05% (Libor + 4.75%/M)	11/10/2017	9.5	9.0	(2)(12)
		First lien senior secured loan ($12.8 par due 11/2023)	6.24% (Libor + 4.75%/Q)	5/1/2019	12.8	12.1	(2)(12)
		First lien senior secured loan ($22.0 par due 11/2023)	6.20% (Libor + 4.75%/Q)	11/10/2017	22.0	20.9	(2)(12)
		Second lien senior secured loan ($19.1 par due 11/2024)	9.95% (Libor + 8.50%/Q)	8/9/2018	19.1	17.9	(2)(12)
		Second lien senior secured loan ($21.7 par due 11/2024)	9.95% (Libor + 8.50%/Q)	8/9/2018	21.7	20.4	(2)(12)
		Second lien senior secured loan ($18.4 par due 11/2024)	9.98% (Libor + 8.50%/Q)	5/1/2019	18.4	17.3	(2)(12)
		Second lien senior secured loan ($27.5 par due 11/2024)	9.95% (Libor + 8.50%/Q)	11/10/2017	27.5	25.9	(2)(12)
					131.0	123.5
K2 Insurance Services, LLC and K2 Holdco LP (16)	Specialty insurance and managing general agency	First lien senior secured revolving loan ($0.2 par due 7/2024)	6.27% (Libor + 5.00%/Q)	7/1/2019	0.2	0.2	(2)(12)(15)
		First lien senior secured loan ($60.8 par due 7/2024)	6.45% (Libor + 5.00%/Q)	7/1/2019	60.8	60.2	(2)(12)
		Common equity (799,000 units)		7/1/2019	0.8	0.8	(2)
					61.8	61.2
NSM Insurance Group, LLC	Insurance program administrator	First lien senior secured loan ($13.0 par due 5/2024)	5.50% (Libor + 4.50%/M)	5/11/2018	13.0	13.0	(2)(12)
RSC Acquisition, Inc. and RSC Insurance Brokerage, Inc. (16)	Insurance broker	First lien senior secured revolving loan		11/1/2019	—	—	(14)
		First lien senior secured loan ($46.8 par due 10/2026)	7.26% (Libor + 5.50%/M)	11/1/2019	46.8	44.9	(2)(12)
					46.8	44.9
SCM Insurance Services Inc. (16)	Provider of claims management, claims investigation & support and risk management solutions for the Canadian property and casualty insurance industry	First lien senior secured revolving loan ($3.8 par due 8/2022)	6.95% (Libor + 4.00%/Q)	8/29/2017	4.0	3.5	(2)(6)
		First lien senior secured loan ($18.7 par due 8/2024)	6.33% (CIBOR + 5.00%/M)	8/29/2017	21.0	17.2	(2)(6)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2020
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Second lien senior secured loan ($53.9 par due 3/2025)	10.33% (CIBOR + 9.00%/M)	8/29/2017	60.5	48.5	(2)(6)
					85.5	69.2
SelectQuote, Inc.	Direct to consumer insurance distribution platform	First lien senior secured loan ($17.8 par due 11/2024)	7.02% (Libor + 6.00%/M)	11/5/2019	17.8	17.6	(2)(12)
SG Acquisition, Inc.	Provider of insurance solutions for car sales	First lien senior secured loan ($41.9 par due 1/2027)	6.71% (Libor + 5.75%/M)	1/27/2020	41.9	40.2	(2)
THG Acquisition, LLC (16)	Multi-line insurance broker	First lien senior secured revolving loan ($0.1 par due 12/2025)	6.90% (Libor + 5.75%/Q)	12/2/2019	0.1	0.1	(2)(12)(15)
		First lien senior secured loan ($35.6 par due 12/2026)	7.20% (Libor + 5.75%/Q)	12/2/2019	35.6	34.6	(2)(12)
		First lien senior secured loan ($1.8 par due 12/2026)	7.32% (Libor + 5.75%/Q)	12/2/2019	1.8	1.7	(2)(12)
					37.5	36.4

					528.4	494.2		7.51%
Food & Beverage
American Seafoods Group LLC and American Seafoods Partners LLC	Harvester and processor of seafood	Class A units (77,922 units)		8/19/2015	0.1	0.2	(2)
		Warrant to purchase up to 7,422,078 Class A units (expires 8/2035)		8/19/2015	7.4	20.7	(2)
					7.5	20.9
Bragg Live Food Products, LLC and SPC Investment Co., L.P. (4)(16)	Health food company	First lien senior secured revolving loan ($0.1 par due 3/2024)	6.87% (Libor + 5.75%/Q)	3/11/2019	0.1	0.1	(2)(12)
		First lien senior secured loan ($31.4 par due 3/2024)	7.20% (Libor + 5.75%/Q)	3/11/2019	31.4	30.5	(2)(12)
		Common units (14,850 units)		3/11/2019	14.9	13.2	(2)
					46.4	43.8
CHG PPC Parent LLC	Diversified food products manufacturer	Second lien senior secured loan ($60.5 par due 3/2026)	8.49% (Libor + 7.50%/M)	3/30/2018	60.5	57.5	(2)
		Second lien senior secured loan ($34.1 par due 3/2026)	8.74% (Libor + 7.75%/M)	1/31/2019	34.1	32.4	(2)
					94.6	89.9
Ferraro Fine Foods Corp. and Italian Fine Foods Holdings L.P. (16)	Specialty Italian food distributor	First lien senior secured revolving loan ($4.5 par due 5/2023)	6.50% (Base Rate + 3.25%/Q)	5/9/2018	4.5	4.3	(2)
		First lien senior secured revolving loan ($3.4 par due 5/2023)	5.43% (Libor + 4.25%/Q)	5/9/2018	3.4	3.3	(2)
		First lien senior secured loan ($9.3 par due 5/2024)	5.32% (Libor + 4.25%/Q)	5/9/2018	9.3	8.8	(2)(12)
		First lien senior secured loan ($0.5 par due 5/2024)	5.32% (Libor + 4.25%/Q)	12/7/2018	0.5	0.5	(2)(12)
		First lien senior secured loan ($2.8 par due 5/2024)	5.32% (Libor + 4.25%/Q)	5/10/2019	2.8	2.7	(2)(12)
		Class A common units (2,724,000 units)		5/9/2018	2.7	3.3	(2)
					23.2	22.9
Gehl Foods, LLC and GF Parent LLC	Producer of low-acid, aseptic food and beverage products	Class A preferred units (2,940 units)		5/13/2015	2.9	—	(2)
		Class A common units (60,000 units)		5/13/2015	0.1	—	(2)
		Class B common units (0.26 units)		5/13/2015	—	—	(2)
					3.0	—
Hometown Food Company (16)	Food distributor	First lien senior secured revolving loan ($3.4 par due 8/2023)	6.50% (Libor + 5.25%/Q)	8/31/2018	3.4	3.3	(2)(12)(15)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2020
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($8.8 par due 8/2023)	6.50% (Libor + 5.25%/M)	8/31/2018	8.6	8.6	(2)(12)
					12.0	11.9
KC Culinarte Intermediate, LLC	Manufacturer of fresh refrigerated and frozen food products	First lien senior secured loan ($26.0 par due 8/2025)	4.75% (Libor + 3.75%/M)	1/24/2020	26.0	23.9	(2)(12)
		Second lien senior secured loan ($35.7 par due 8/2026)	8.75% (Libor + 7.75%/M)	8/24/2018	35.7	33.2	(2)(12)
					61.7	57.1
NECCO Holdings, Inc. and New England Confectionery Company, Inc. (5)(16)	Producer and supplier of candy	First lien senior secured revolving loan ($19.9 par due 1/2018)		1/3/2017	7.9	2.9	(11)
		First lien senior secured loan ($11.6 par due 11/2021)		1/3/2017	0.9	1.6	(11)
		First lien senior secured loan ($2.2 par due 8/2018)		11/20/2017	2.1	—	(11)
		First lien senior secured loan ($0.7 par due 11/2018)		11/20/2017	0.7	0.1	(11)
		Common stock (860,189 shares)		1/3/2017	0.2	—
					11.8	4.6
RF HP SCF Investor, LLC	Branded specialty food company	Membership interest (10.08% interest)		12/22/2016	12.5	18.7	(2)(6)
Sovos Brands Intermediate, Inc. (16)	Food and beverage platform	First lien senior secured revolving loan ($4.0 par due 11/2023)	5.72% (Libor + 4.50%/Q)	11/20/2018	4.0	3.9	(2)
		First lien senior secured loan ($6.8 par due 11/2025)	6.59% (Libor + 5.00%/Q)	11/20/2018	6.7	6.7	(2)
					10.7	10.6
Teasdale Foods, Inc. and Familia Group Holdings Inc. (16)	Provider of beans, sauces and hominy to the retail, foodservice and wholesale channels	First lien senior secured revolving loan ($0.1 par due 4/2021)	8.00% (Base Rate + 4.75%/M)	6/30/2017	0.1	0.1	(2)(12)
		First lien senior secured revolving loan ($0.1 par due 4/2021)	7.49% (Libor + 5.75%/M)	6/30/2017	0.1	0.1	(2)(12)
		First lien senior secured loan ($0.4 par due 4/2021)	6.75% (Libor + 5.75%/M)	6/26/2018	0.4	0.4	(2)(12)
		Second lien senior secured loan ($63.9 par due 10/2021)	11.78% PIK (Libor + 10.00%/Q)	1/3/2017	63.9	56.2	(2)(12)
		Second lien senior secured loan ($36.7 par due 10/2021)	11.78% PIK (Libor + 10.00%/Q)	1/3/2017	36.7	32.3	(2)(12)
		Warrant to purchase up to 57,827 shares of common stock (expires 2/2034)		2/4/2019	—	—	(2)
					101.2	89.1

					384.6	369.5		5.61%
Retailing and Distribution
Atlas Intermediate III, L.L.C. (16)	Specialty chemicals distributor	First lien senior secured revolving loan ($0.1 par due 4/2025)	6.70% (Libor + 5.50%/Q)	4/29/2019	0.1	0.1	(2)(12)
		First lien senior secured loan ($9.0 par due 4/2025)	7.11% (Libor + 5.50%/Q)	4/29/2019	9.0	8.7	(2)(12)
					9.1	8.8
Blue Angel Buyer 1, LLC and Blue Angel Holdco, LLC (4)(16)	Distributor of OEM appliance aftermarket parts	First lien senior secured revolving loan ($2.2 par due 1/2025)	5.45% (Libor + 4.25%/Q)	1/2/2019	2.2	2.1	(2)(12)
		First lien senior secured loan ($1.4 par due 1/2026)	5.70% (Libor + 4.25%/Q)	1/2/2019	1.4	1.3	(2)(12)
		First lien senior secured loan ($5.3 par due 1/2026)	5.50% (Libor + 4.50%/M)	2/20/2020	5.3	5.2	(2)(12)
		Class A preferred units (46,359 units)	8.00% PIK	1/2/2019	6.1	6.1	(2)
					15.0	14.7

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2020
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Chariot Acquisition, LLC (16)	Manufacturer of aftermarket golf cart parts and accessories	First lien senior secured loan ($26.7 par due 9/2021)	7.95% (Libor + 6.50%/Q)	1/3/2017	26.6	26.2	(2)(12)
Display Holding Company, Inc., Saldon Holdings, Inc. and Fastsigns Holdings Inc. (16)	Provider of visual communications solutions	First lien senior secured revolving loan ($2.3 par due 3/2024)	6.65% (Libor + 5.65%/M)	3/13/2019	2.3	2.2	(2)(12)
		First lien senior secured loan ($16.3 par due 3/2025)	6.65% (Libor + 5.65%/M)	3/13/2019	16.3	15.5	(2)(12)
		First lien senior secured loan ($2.6 par due 3/2025)	6.65% (Libor + 5.65%/M)	8/27/2019	2.6	2.5	(2)(12)
		Common units (600 units)		3/13/2019	0.6	0.6	(2)
					21.8	20.8
GPM Investments, LLC (16)	Convenience store operator	First lien senior secured loan ($100.3 par due 3/2027)	6.25% (Libor + 4.75%/Q)	2/28/2020	100.3	97.2	(2)(12)
		Member units (296.94 units)		2/28/2020	19.8	19.8	(2)
		Warrant to purchase up to 148.47 Class G membership units (expires 5/2028)		2/28/2020	—	—	(2)
					120.1	117.0
McKenzie Creative Brands, LLC (16)	Designer, manufacturer and distributor of hunting-related supplies	First lien senior secured revolving loan ($4.5 par due 9/2023)	6.00% (Base Rate + 2.75%/M)	9/18/2014	4.5	4.5	(2)(12)
		First lien senior secured loan ($84.5 par due 9/2023)	6.82% (Libor + 5.75%/Q)	9/18/2014	84.5	81.1	(2)(8)(12)
		First lien senior secured loan ($5.5 par due 9/2023)	6.79% (Libor + 5.75%/Q)	9/18/2014	5.5	5.3	(2)(12)
					94.5	90.9
Pine Holdings, Inc.	Retailer of fine and artisanal paper products	Class A common stock (36,364 shares)		9/23/2013	6.0	—	(2)
Reddy Ice LLC (16)	Packaged ice manufacturer and distributor	First lien senior secured revolving loan ($0.1 par due 7/2024)	7.75% (Base Rate + 4.50%/M)	7/1/2019	0.1	0.1	(2)(12)(15)
		First lien senior secured loan ($57.6 par due 7/2025)	7.02% (Libor + 5.50%/Q)	7/1/2019	57.6	54.7	(2)(12)
		First lien senior secured loan ($3.8 par due 7/2025)	7.75% (Base Rate + 4.50%/Q)	7/1/2019	3.8	3.6	(2)(12)
					61.5	58.4

					354.6	336.8		5.12%
Energy
Birch Permian, LLC	Operator of private exploration oil and production company	Second lien senior secured loan ($88.3 par due 4/2023)	9.83% (Libor + 8.00%/Q)	4/12/2019	87.6	65.3	(2)(12)
Cheyenne Petroleum Company Limited Partnership, CPC 2001 LLC and Mill Shoals LLC	Private oil exploration and production company	Second lien senior secured loan ($63.1 par due 1/2024)	10.50% (Libor + 8.50%/Q)	7/10/2019	63.1	46.1	(2)(12)
Joule Unlimited Technologies, Inc. and Stichting Joule Global Foundation	Renewable fuel and chemical production developer	First lien senior secured loan ($7.8 par due 10/2018)		3/31/2015	5.8	—	(2)(11)
		Warrant to purchase up to 32,051 shares of Series C-2 preferred stock (expires 7/2023)		7/25/2013	—	—	(2)(6)
					5.8	—
Murchison Oil and Gas, LLC and Murchison Holdings, LLC	Exploration and production company	First lien senior secured loan ($14.7 par due 10/2023)	11.00% (Libor + 9.00%/Q)	9/19/2019	14.6	14.1	(2)(12)
		First lien senior secured loan ($38.3 par due 10/2023)	10.00% (Libor + 8.00%/Q)	9/19/2019	38.3	29.1	(2)(12)
		Preferred units (21,667 units)		10/26/2018	23.5	8.1
					76.4	51.3

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2020
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Penn Virginia Holding Corp.	Exploration and production company	Second lien senior secured loan ($90.1 par due 9/2022)	8.00% (Libor + 7.00%/M)	9/28/2017	90.1	60.4	(2)(6)(12)
Sundance Energy, Inc.	Oil and gas producer	Second lien senior secured loan ($60.7 par due 4/2023)	9.00% (Libor + 8.00%/M)	4/23/2018	60.0	40.7	(2)(12)
VPROP Operating, LLC and Vista Proppants and Logistics, LLC	Sand-based proppant producer and distributor to the oil and natural gas industry	First lien senior secured loan ($93.8 par due 8/2021)		3/1/2017	87.5	41.7	(2)(11)
		First lien senior secured loan ($36.5 par due 8/2021)		11/9/2017	34.0	16.2	(2)(11)
		First lien senior secured loan ($29.2 par due 8/2021)		8/1/2017	27.2	13.0	(2)(11)
		Common units (997,864 units)		11/9/2017	9.7	—	(2)
					158.4	70.9

					541.4	334.7		5.08%
Materials
Genomatica, Inc.	Developer of a biotechnology platform for the production of chemical products	Warrant to purchase 322,422 shares of Series D preferred stock (expires 3/2023)		3/28/2013	—	—	(2)
Halex Holdings, Inc. (5)	Manufacturer of flooring installation products	Common stock (51,853 shares)		1/3/2017	—	—
H-Food Holdings, LLC and Matterhorn Parent, LLC	Food contract manufacturer	First lien senior secured loan ($1.4 par due 5/2025)	4.68% (Libor + 3.69%/M)	3/24/2020	1.1	1.4	(2)
		First lien senior secured loan ($4.6 par due 5/2025)	4.99% (Libor + 4.00%/M)	11/25/2018	4.6	4.4	(2)
		Second lien senior secured loan ($73.0 par due 3/2026)	7.99% (Libor + 7.00%/M)	11/25/2018	73.0	68.6	(2)
		Common units (5,827 units)		11/25/2018	5.8	5.0
					84.5	79.4
IntraPac International LLC and IntraPac Canada Corporation (16)	Manufacturer of diversified packaging solutions and plastic injection molded products	First lien senior secured revolving loan ($7.7 par due 1/2025)	6.57% (Libor + 5.50%/Q)	1/11/2019	7.7	7.3	(2)
		First lien senior secured loan ($15.0 par due 1/2026)	6.57% (Libor + 5.50%/Q)	1/11/2019	15.0	14.2	(2)
		First lien senior secured loan ($21.5 par due 1/2026)	6.57% (Libor + 5.50%/Q)	1/11/2019	21.5	20.5	(2)(6)
					44.2	42.0
Nelipak Holding Company, Nelipak European Holdings Cooperatief U.A., KNPAK Holdings, LP and PAKNK Netherlands Treasury B.V. (16)	Manufacturer of thermoformed packaging for medical devices	First lien senior secured revolving loan ($0.5 par due 7/2024)	5.28% (Libor + 4.25%/Q)	7/2/2019	0.5	0.5	(2)(12)
		First lien senior secured loan ($15.3 par due 7/2026)	5.25% (Libor + 4.25%/M)	7/2/2019	15.3	14.8	(2)(12)
		First lien senior secured loan ($5.1 par due 7/2026)	4.50% (Euribor + 4.50%/M)	7/2/2019	5.2	4.9	(2)(6)
		First lien senior secured loan ($4.5 par due 7/2026)	5.25% (Libor + 4.25%/M)	8/7/2019	4.5	4.4	(2)(12)
		First lien senior secured loan ($24.1 par due 7/2026)	4.50% (Euribor + 4.50%/M)	8/8/2019	24.4	23.3	(2)(6)
		Class A units (6,762,668 units)		7/2/2019	6.8	5.9	(2)
					56.7	53.8
Plaskolite PPC Intermediate II LLC and Plaskolite PPC Blocker LLC	Manufacturer of specialized acrylic and polycarbonate sheets	First lien senior secured loan ($12.3 par due 12/2025)	5.25% (Libor + 4.25%/M)	12/14/2018	12.1	11.6	(2)(12)
		Second lien senior secured loan ($55.7 par due 12/2026)	8.75% (Libor + 7.75%/M)	12/14/2018	55.7	51.8	(2)(12)
		Co-Invest units (5,969 units)		12/14/2018	0.6	0.4	(2)
					68.4	63.8

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2020
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
SCI PH Parent, Inc.	Industrial container manufacturer, reconditioner and servicer	Series B shares (11.4764 shares)		8/24/2018	1.1	1.2	(2)
TWH Infrastructure Industries, Inc. (16)	Provider of engineered products used in the trenchless rehabilitation of wastewater infrastructure	First lien senior secured revolving loan ($0.1 par due 4/2025)	6.70% (Libor + 5.50%/Q)	4/9/2019	0.1	0.1	(2)
		First lien senior secured loan ($6.6 par due 4/2025)	6.95% (Libor + 5.50%/Q)	4/9/2019	6.6	6.4	(2)
					6.7	6.5

					261.6	246.7		3.75%
Pharmaceuticals, Biotechnology & Life Sciences
Alcami Corporation and ACM Holdings I, LLC (16)	Outsourced drug development services provider	First lien senior secured revolving loan ($2.3 par due 7/2023)	6.00% (Base Rate + 2.75%/Q)	7/12/2018	2.3	2.3	(2)
		First lien senior secured revolving loan ($1.7 par due 7/2023)	4.75% (Libor + 3.75%/Q)	7/12/2018	1.7	1.7	(2)
		First lien senior secured loan ($29.7 par due 7/2025)	5.84% (Libor + 4.25%/Q)	7/12/2018	29.6	27.1	(2)
		Second lien senior secured loan ($77.5 par due 7/2026)	9.59% (Libor + 8.00%/Q)	7/12/2018	76.9	65.1	(2)
		Common units (3,663,533 units)		7/12/2018	35.0	13.5	(2)
					145.5	109.7
Consumer Health Parent LLC	Developer and marketer of over-the-counter cold remedy products	Preferred units (1,072 units)		12/15/2017	1.1	0.7	(2)
		Series A units (1,072 units)		12/15/2017	—	—	(2)
					1.1	0.7
NMC Skincare Intermediate Holdings II, LLC (16)	Developer, manufacturer and marketer of skincare products	First lien senior secured revolving loan ($5.8 par due 10/2024)	6.13% (Libor + 4.75%/Q)	10/31/2018	5.8	5.6	(2)
		First lien senior secured loan ($24.6 par due 10/2024)	5.75% (Libor + 4.75%/M)	10/31/2018	24.6	23.6	(2)(12)
		First lien senior secured loan ($8.3 par due 10/2024)	5.75% (Libor + 4.75%/Q)	10/31/2018	8.3	8.0	(2)(12)
					38.7	37.2
Nodality, Inc.	Biotechnology company	First lien senior secured loan ($14.9 par due 8/2019)		4/25/2014	9.7	—	(2)(11)
		First lien senior secured loan ($3.1 par due 8/2020)		11/12/2015	2.1	—	(2)(11)
		Warrant to purchase up to 3,736,255 shares of common stock (expires 3/2026)		5/1/2016	—	—	(2)
					11.8	—
TerSera Therapeutics LLC (16)	Acquirer and developer of specialty therapeutic pharmaceutical products	First lien senior secured revolving loan ($0.1 par due 3/2022)	6.25% (Libor + 5.25%/Q)	11/20/2019	0.1	0.1	(2)(12)
		First lien senior secured loan ($5.2 par due 3/2023)	6.70% (Libor + 5.25%/Q)	5/3/2017	5.1	5.2	(2)(12)
		First lien senior secured loan ($2.1 par due 3/2023)	6.70% (Libor + 5.25%/Q)	9/27/2018	2.1	2.1	(2)(12)
		First lien senior secured loan ($1.8 par due 3/2023)	6.70% (Libor + 5.25%/Q)	4/1/2019	1.8	1.8	(2)(12)
					9.1	9.2
Vertice Pharma UK Parent Limited	Manufacturer and distributor of generic pharmaceutical products	Preferred shares (40,662 shares)		12/21/2015	0.3	0.3	(6)

					206.5	157.1		2.39%
Household & Personal Products

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2020
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Plantation Products, LLC, Seed Holdings, Inc. and Flora Parent, Inc.	Provider of branded lawn and garden products	Second lien senior secured loan ($66.0 par due 5/2023)	8.73% (Libor + 6.95%/Q)	12/23/2014	65.9	66.0	(2)(12)
		Common stock (30,000 shares)		12/23/2014	3.0	4.5	(2)
					68.9	70.5
Rug Doctor, LLC and RD Holdco Inc. (5)	Manufacturer and marketer of carpet cleaning machines	Second lien senior secured loan ($16.9 par due 5/2023)	11.39% (Libor + 9.75%/Q)	1/3/2017	16.9	16.9	(2)(12)
		Common stock (458,596 shares)		1/3/2017	14.0	—
		Warrant to purchase up to 56,372 shares of common stock (expires 12/2023)		1/3/2017	—	—
					30.9	16.9
Woodstream Group, Inc. and Woodstream Corporation	Manufacturer of natural solution pest and animal control products	First lien senior secured loan ($11.7 par due 5/2022)	7.25% (Libor + 6.25%/M)	6/21/2017	11.7	11.4	(2)(12)
		First lien senior secured loan ($4.7 par due 5/2022)	7.25% (Libor + 6.25%/M)	6/21/2017	4.7	4.5	(2)(12)
					16.4	15.9

					116.2	103.3		1.57%
Education
Excelligence Holdings Corp.	Developer, manufacturer and retailer of educational products	First lien senior secured loan ($9.1 par due 4/2023)	7.07% (Libor + 6.00%/Q)	4/17/2017	9.1	7.3	(2)(12)
Flinn Scientific, Inc. and WCI-Quantum Holdings, Inc. (16)	Distributor of instructional products, services and resources	First lien senior secured revolving loan ($10.0 par due 8/2023)	5.56% (Libor + 4.75%/Q)	8/31/2018	10.0	9.4	(2)(12)
		First lien senior secured loan ($30.5 par due 8/2023)	6.59% (Libor + 4.75%/Q)	7/26/2017	30.5	28.7	(2)(12)
		First lien senior secured loan ($1.2 par due 8/2023)	6.70% (Libor + 4.75%/Q)	8/31/2018	1.2	1.1	(2)(12)
		Series A preferred stock (1,272 shares)		10/24/2014	0.7	0.9	(2)
					42.4	40.1
Infilaw Holding, LLC (16)	Operator of for-profit law schools	First lien senior secured revolving loan ($5.0 par due 9/2022)		8/25/2011	4.2	—	(2)(11)(15)
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	Private school operator	First lien senior secured loan ($1.2 par due 10/2022)	10.78% (Libor + 9.00%/Q)	10/31/2015	1.2	1.2	(2)(12)
		First lien senior secured loan ($21.4 par due 10/2022)	10.50% (Libor + 9.00%/Q)	3/12/2020	21.4	21.4	(2)(12)
		Senior preferred series A-1 shares (151,056 shares)		10/31/2015	98.1	13.1	(2)
		Series B preferred stock (348,615 shares)		8/5/2010	1.0	—	(2)
		Series B preferred stock (1,401,385 shares)		8/5/2010	4.0	—	(2)
		Series C preferred stock (517,942 shares)		6/7/2010	0.1	—	(2)
		Series C preferred stock (1,994,644 shares)		6/7/2010	0.5	—	(2)
		Common stock (4 shares)		6/7/2010	—	—	(2)
		Common stock (16 shares)		6/7/2010	—	—	(2)
					126.3	35.7
Primrose Holding Corporation (4)	Franchisor of education-based early childhood centers	Common stock (7,227 shares)		1/3/2017	4.6	17.0

					186.6	100.1		1.52%
Technology Hardware & Equipment

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2020
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
DRB Holdings, LLC (16)	Provider of integrated technology solutions to car wash operators	First lien senior secured loan ($23.4 par due 10/2023)	7.67% (Libor + 5.75%/Q)	10/6/2017	23.4	22.7	(2)(12)
Everspin Technologies, Inc.	Designer and manufacturer of computer memory solutions	Warrant to purchase up to 18,461 shares of common stock (expires 10/2026)		10/7/2016	0.4	—	(2)(19)
Infinite Electronics International, Inc. (16)	Manufacturer and distributor of radio frequency and microwave electronic components	First lien senior secured revolving loan ($1.3 par due 7/2023)	4.82% (Libor + 4.00%/Q)	7/2/2018	1.3	1.2	(2)(15)
		First lien senior secured loan ($13.3 par due 7/2025)	4.99% (Libor + 4.00%/M)	7/2/2018	13.2	12.6	(2)
					14.5	13.8
Micromeritics Instrument Corp. (16)	Scientific instrument manufacturer	First lien senior secured revolving loan ($4.0 par due 12/2025)	6.05% (Libor + 5.00%/Q)	12/18/2019	4.0	3.8	(2)(12)(15)
		First lien senior secured loan ($32.6 par due 12/2025)	6.07% (Libor + 5.00%/Q)	12/18/2019	32.6	31.0	(2)(12)
					36.6	34.8
Watchfire Enterprises, Inc. (16)	Manufacturer of LED electronic message centers and digital billboards	First lien senior secured revolving loan ($2.0 par due 7/2021)	5.37% (Libor + 4.25%/Q)	2/8/2018	2.0	2.0	(2)
Wildcat BuyerCo, Inc. and Wildcat Parent, LP (16)	Provider and supplier of electrical components for commercial and industrial applications	First lien senior secured revolving loan		2/27/2020	—	—	(14)
		First lien senior secured loan ($18.5 par due 2/2026)	7.14% (Libor + 5.50%/Q)	2/27/2020	18.5	17.7	(2)(12)
		Limited partnership interests (16,500 interests)		2/27/2020	1.7	1.6	(2)
					20.2	19.3

					97.1	92.6		1.41%
Media & Entertainment
CMW Parent LLC (fka Black Arrow, Inc.)	Multiplatform media firm	Series A units (32 units)		9/11/2015	—	—	(2)
Production Resource Group, L.L.C.	Provider of rental equipment, labor, production management, scenery, and other products to various entertainment end-markets	First lien senior secured loan ($101.0 par due 8/2024)		8/21/2018	101.0	70.7	(2)(11)
The Teaching Company Holdings, Inc.	Education publications provider	Preferred stock (10,663 shares)		9/29/2006	1.1	—	(2)
		Common stock (15,393 shares)		9/29/2006	—	—	(2)
					1.1	—

					102.1	70.7		1.07%
Food & Staples Retailing
DecoPac, Inc. (16)	Supplier of cake decorating solutions and products to in-store bakeries	First lien senior secured revolving loan ($4.8 par due 9/2023)	5.25% (Libor + 4.25%/M)	9/29/2017	4.8	4.8	(2)(12)
FS Squared Holding Corp. and FS Squared, LLC (16)	Provider of on-site vending and micro market solutions	First lien senior secured revolving loan ($8.6 par due 3/2024)	6.12% (Libor + 5.25%/M)	3/28/2019	8.6	8.3	(2)(15)
		First lien senior secured loan ($4.3 par due 3/2025)	6.24% (Libor + 5.25%/M)	3/28/2019	4.3	4.1	(2)
		First lien senior secured loan ($0.1 par due 3/2025)	6.24% (Libor + 5.25%/M)	3/28/2019	0.1	0.1	(2)
		Class A units (99,500 units)		3/28/2019	10.0	9.8	(2)
					23.0	22.3
JWC/KI Holdings, LLC	Foodservice sales and marketing agency	Membership units (5,000 units)		11/16/2015	5.0	5.9	(2)
SFE Intermediate Holdco LLC (16)	Provider of outsourced foodservice to K-12 school districts	First lien senior secured revolving loan ($10.2 par due 7/2023)	7.50% (Base Rate + 3.75%/Q)	7/31/2017	10.2	9.6	(2)(12)
		First lien senior secured loan ($10.6 par due 7/2024)	6.06% (Libor + 4.75%/Q)	9/5/2018	10.6	10.0	(2)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2020
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($6.6 par due 7/2024)	6.53% (Libor + 4.75%/Q)	7/31/2017	6.6	6.2	(2)(12)
					27.4	25.8
VCP-EDC Co-Invest, LLC	Distributor of foodservice equipment and supplies	Membership units (2,970,000 units)		6/9/2017	3.0	1.8

					63.2	60.6		0.92%
Telecommunication Services
Emergency Communications Network, LLC (16)	Provider of mission critical emergency mass notification solutions	First lien senior secured revolving loan ($1.1 par due 6/2022)	8.50% (Base Rate + 5.25%/Q)	6/1/2017	1.1	0.9	(2)(12)
		First lien senior secured revolving loan ($5.4 par due 6/2022)	7.50% (Libor + 6.25%/Q)	6/1/2017	5.4	4.6	(2)(12)
		First lien senior secured loan ($44.3 par due 6/2023)	7.25% (Libor + 6.25%/Q)	6/1/2017	44.1	37.7	(2)(12)
					50.6	43.2

					50.6	43.2		0.66%
Real Estate
BW Landco LLC (5)	Real estate developer	Membership interest (100%)		7/5/2019	20.9	30.8
NECCO Realty Investments LLC (5)	Real estate holding company	Membership units (7,450 units)		1/3/2017	—	—

					20.9	30.8		0.47%
Transportation
Nordco Inc. (16)	Manufacturer of railroad maintenance-of-way machinery	First lien senior secured revolving loan ($3.4 par due 8/2020)	8.75% (Base Rate + 5.50%/Q)	8/26/2015	3.4	3.3	(2)(12)

					3.4	3.3		0.05%

Total Investments					15,490.5	14,370.2		218.27%

Derivative Instruments

Interest rate swap

Description	Payment Terms		Counterparty	Maturity Date	Notional Amount	Value	Upfront Payments/Receipts	Unrealized Appreciation / (Depreciation)
Interest rate swap	Pay Fixed 2.0642%	Receive Floating One-Month Libor of 0.81%	Bank of Montreal	January 4, 2021	395	$(5.0)	$—	$(5.0)
Total								$(5.0)
____________________________________________________

(1)
Other than the Company’s investments listed in footnote 7 below (subject to the limitations set forth therein), the Company does not “Control” any of its portfolio companies, for the purposes of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In general, under the Investment Company Act, the Company would “Control” a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. All of the Company’s portfolio company investments, which as of March 31, 2020 represented 218% of the Company’s net assets or 91% of the Company’s total assets, are subject to legal restrictions on sales.

(2)
These assets are pledged as collateral under the Company’s or the Company’s consolidated subsidiaries’ various revolving credit facilities and, as a result, are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the obligations under each of the respective facilities (see Note 5).

(3)	Investments without an interest rate are non-income producing.

(4)
As defined in the Investment Company Act, the Company is deemed to be an “Affiliated Person” because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the three months ended March 31, 2020 in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to Control) are as follows:

For the Three Months Ended March 31, 2020										As of March 31, 2020
(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized losses	Net unrealized gains (losses)	Fair Value
APG Intermediate Holdings Corporation and APG Holdings, LLC	$24.2	$—	$1.0	$0.2	$0.5	$—	$—	$—	$(1.4)	$22.1
Blue Angel Buyer 1, LLC and Blue Angel Holdco, LLC	$7.5	$4.4	$—	$0.1	$0.1	$0.2	$—	$—	$(0.4)	$14.8
Blue Wolf Capital Fund II, L.P.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$2.7
Bragg Live Food Products, LLC and SPC Investment Co., L.P.	$0.1	$1.0	$—	$0.6	$—	$—	$—	$—	$0.9	$43.8
Crown Health Care Laundry Services, LLC and Crown Laundry Holdings, LLC	$6.0	$1.1	$—	$0.9	$—	$—	$0.1	$—	$0.8	$57.9
ESCP PPG Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(0.3)	$2.5
European Capital UK SME Debt LP	$2.3	$0.7	$—	$—	$—	$—	$—	$—	$(6.1)	$35.8
FAMS Holdings, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ioxus, Inc.	$1.7	$0.3	$8.6	$—	$—	$—	$—	$(7.3)	$3.3	$—
Panda Temple Power, LLC and T1 Power Holdings LLC	$—	$—	$—	$0.2	$—	$—	$—	$—	$(3.1)	$18.9
PCG-Ares Sidecar Investment II, L.P.	$0.1	$—	$—	$—	$—	$—	$—	$—	$(0.9)	$11.8
PCG-Ares Sidecar Investment, L.P.	$—	$—	$—	$—	$—	$—	$—	$—	$(3.7)	$0.4
Primrose Holding Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$(1.8)	$17.0
Shock Doctor, Inc. and Shock Doctor Holdings, LLC	$1.0	$0.5	$—	$0.4	$—	$—	$—	$—	$(2.9)	$22.0
Totes Isotoner Corporation and Totes Ultimate Holdco, Inc.	$—	$—	$—	$0.2	$—	$—	$—	$—	$(3.1)	$6.7
UL Holding Co., LLC	$—	$(0.1)	$—	$1.0	$—	$—	$—	$—	$0.8	$49.0
	$42.9	$7.9	$9.6	$3.6	$0.6	$0.2	$0.1	$(7.3)	$(17.9)	$305.4

(5)
As defined in the Investment Company Act, the Company is deemed to be both an “Affiliated Person” and “Control” this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the three months ended March 31, 2020 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control are as follows:

For the Three Months Ended March 31, 2020										As of March 31, 2020
(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized losses	Net unrealized gains (losses)	Fair Value
ACAS Equity Holdings Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
BW Landco LLC	$1.0	$—	$—	$—	$—	$—	$—	$—	$4.6	$30.8
CoLTs 2005-1 Ltd.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
CoLTs 2005-2 Ltd.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Eckler Industries, Inc. and Eckler Purchaser LLC	$—	$—	$—	$0.8	$—	$—	$—	$—	$(2.0)	$20.8
Halex Holdings, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
HCI Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—	$0.1
Heelstone Energy Holdings, LLC and Heelstone Renewable Energy, LLC	$3.3	$—	$41.5	$—	$—	$—	$—	$(3.6)	$0.8	$18.5
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation	$—	$—	$—	$0.8	$—	$—	$0.1	$—	$5.6	$40.1
Ivy Hill Asset Management, L.P.	$—	$—	$—	$—	$—	$17.5	$—	$—	$(29.7)	$491.0
Joyce Lane Capital LLC and Joyce Lane Financing SPV LLC (fka Ciena Capital LLC)	$—	$—	$—	$—	$—	$—	$—	$—	$(2.9)	$0.6
MVL Group, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Navisun LLC and Navisun Holdings LLC	$1.6	$—	$—	$1.9	$—	$0.3	$—	$—	$(0.3)	$107.3
NECCO Holdings, Inc. and New England Confectionery Company, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$4.6
NECCO Realty Investments LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Pillar Processing LLC and PHL Investors, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Rug Doctor, LLC and RD Holdco Inc.	$—	$—	$—	$0.5	$—	$—	$—	$—	$(5.1)	$16.9
S Toys Holdings LLC (fka The Step2 Company, LLC)	$—	$—	$—	$—	$—	$—	$0.1	$—	$(0.5)	$0.3
Senior Direct Lending Program, LLC	$17.7	$3.4	$—	$31.1	$(0.4)	$—	$0.9	$—	$(92.3)	$830.8
Singer Sewing Company, SVP-Singer Holdings, LLC and SVP-Singer Holdings LP	$7.5	$1.0	$—	$5.2	$—	$—	$0.1	$—	$(8.9)	$227.8
Startec Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
	$31.1	$4.4	$41.5	$40.3	$(0.4)	$17.8	$1.2	$(3.6)	$(130.7)	$1,789.6
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

(6)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets. Pursuant to Section 55(a) of the Investment Company Act, 14% of the Company's total assets are represented by investments at fair value and other assets that are considered "non-qualifying assets" as of March 31, 2020.

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

(9)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.00% on $38.3 in aggregate principal amount of a “first out” tranche of the portfolio company’s first lien senior secured loans, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(10)
The Company sold a participating interest of approximately $24.9 in aggregate principal amount of the portfolio company’s first lien senior secured term loan. As the transaction did not qualify as a “true sale” in accordance with U.S. generally accepted accounting principles (“GAAP”), the Company recorded a corresponding $24.1 secured borrowing, at fair value, included in “accounts payable and other liabilities” in the accompanying consolidated balance sheet.

(11)	Loan was on non-accrual status as of March 31, 2020.

(12)	Loan includes interest rate floor feature.

(13)
In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from the SDLP’s loan portfolio, after expenses, which may result in a return to the Company greater than the contractual stated interest rate.

(14)
As of March 31, 2020, no amounts were funded by the Company under this first lien senior secured revolving loan; however, there were letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 for further information on letters of credit commitments related to certain portfolio companies.

(15)
As of March 31, 2020, in addition to the amounts funded by the Company under this first lien senior secured revolving loan, there were also letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 for further information on letters of credit commitments related to certain portfolio companies.

(16)
As of March 31, 2020, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 7 for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
1A Smart Start LLC	$3.5	$(3.5)	$—	$—	$—	$—
42 North Dental, LLC	5.0	(1.5)	3.5	—	—	3.5
A.U.L. Corp.	1.2	—	1.2	—	—	1.2
Accommodations Plus Technologies LLC	4.1	(4.1)	—	—	—	—
Achilles Acquisition LLC	13.1	(2.6)	10.5	—	—	10.5
ADCS Clinics Intermediate Holdings, LLC	5.0	(5.0)	—	—	—	—
ADG, LLC	13.7	(13.7)	—	—	—	—
Aero Operating LLC	10.7	—	10.7	—	—	10.7
AffiniPay Midco, LLC	9.0	(1.8)	7.2	—	—	7.2
Alcami Corporation	29.0	(4.1)	24.9	—	—	24.9
AMCP Clean Intermediate, LLC	6.1	(4.7)	1.4	—	—	1.4
Anaqua Parent Holdings, Inc.	4.9	—	4.9	—	—	4.9
APG Intermediate Holdings Corporation	9.8	—	9.8	—	—	9.8
Apptio, Inc.	4.2	—	4.2	—	—	4.2
AQ Sunshine, Inc.	0.9	(0.1)	0.8	—	(0.8)	—
Athenahealth, Inc.	33.1	—	33.1	—	—	33.1
Atlas Intermediate III, L.L.C.	0.1	(0.1)	—	—	—	—
Avetta, LLC	7.0	—	7.0	—	—	7.0
Bearcat Buyer, Inc.	16.4	(0.4)	16.0	—	—	16.0
Belfor Holdings, Inc.	25.0	(24.8)	0.2	—	—	0.2
Blue Angel Buyer 1, LLC	7.2	(2.2)	5.0	—	—	5.0
Blue Campaigns Intermediate Holding Corp.	3.0	(2.3)	0.7	—	—	0.7
Bragg Live Food Products LLC	4.4	(0.1)	4.3	—	—	4.3
Cadence Aerospace, LLC	14.4	(14.4)	—	—	—	—
Capstone Logistics Acquisition, Inc.	2.0	(1.9)	0.1	—	—	0.1
CB Trestles OpCo, LLC	32.2	(32.2)	—	—	—	—
CCS-CMGC Holdings, Inc.	12.0	(12.0)	—	—	—	—
Center for Autism and Related Disorders, LLC	8.5	(8.5)	—	—	—	—
Clearwater Analytics, LLC	5.0	—	5.0	—	—	5.0
Command Alkon Incorporated	4.4	(0.1)	4.3	—	—	4.3
Comprehensive EyeCare Partners, LLC	2.7	(1.8)	0.9	—	—	0.9
Concert Golf Partners Holdco LLC	4.1	(0.2)	3.9	—	—	3.9
Cority Software Inc.	0.1	—	0.1	—	—	0.1
Cozzini Bros., Inc.	15.0	(0.2)	14.8	—	—	14.8
Creation Holdings Inc.	19.9	(8.8)	11.1	—	—	11.1
Crown Health Care Laundry Services, Inc.	13.0	(6.9)	6.1	—	—	6.1
CST Buyer Company	6.1	(3.7)	2.4	—	—	2.4
CVP Holdco, Inc.	34.2	(0.7)	33.5	—	—	33.5
D4C Dental Brands, Inc.	5.0	(5.0)	—	—	—	—
DCA Investment Holding, LLC	5.8	(5.8)	—	—	—	—
DecoPac, Inc.	8.1	(4.8)	3.3	—	—	3.3
DFC Global Facility Borrower III LLC	152.5	(120.8)	31.7	—	—	31.7
Display Holding Company, Inc.	2.3	(2.3)	—	—	—	—
Dorner Holding Corp.	3.3	—	3.3	—	—	3.3
DRB Holdings, LLC	9.9	—	9.9	—	—	9.9
DRS Holdings III, Inc.	6.8	(5.4)	1.4	—	—	1.4
DTI Holdco, Inc.	8.8	(8.5)	0.3	—	—	0.3
Eckler Industries, Inc.	6.0	(5.4)	0.6	(0.6)	—	—
Elemica Parent, Inc.	15.6	(3.0)	12.6	—	—	12.6
Emergency Communications Network, LLC	6.5	(6.5)	—	—	—	—
EP Purchaser, LLC.	22.4	(22.4)	—	—	—	—
Episerver, Inc.	9.5	—	9.5	—	—	9.5
eResearch Technology, Inc.	5.1	—	5.1	—	—	5.1

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Evolent Health LLC	44.8	—	44.8	—	—	44.8
Ferraro Fine Foods Corp.	8.0	(8.0)	—	—	—	—
Flinn Scientific, Inc.	10.0	(10.0)	—	—	—	—
Flow Control Solutions, Inc.	14.4	(2.4)	12.0	—	—	12.0
FM:Systems Group, LLC	1.5	(1.5)	—	—	—	—
Foundation Risk Partners, Corp.	69.3	(9.5)	59.8	—	(53.4)	6.4
FS Squared Holding Corp.	11.2	(9.0)	2.2	—	—	2.2
FWR Holding Corporation	2.1	(1.5)	0.6	—	—	0.6
Garden Fresh Restaurant Corp.	7.5	(6.2)	1.3	—	—	1.3
GB Auto Service, Inc.	57.8	(15.2)	42.6	—	(42.6)	—
Genesis Acquisition Co.	9.5	(1.5)	8.0	—	—	8.0
Global Merchant Financial Group Corp.	13.4	—	13.4	—	—	13.4
GPM Investments, LLC	114.5	—	114.5	—	—	114.5
GraphPAD Software, LLC	1.1	—	1.1	—	—	1.1
Green Street Parent, LLC	0.3	(0.1)	0.2	—	—	0.2
GTCR-Ultra Holdings III, LLC and GTCR-Ultra Holdings LLC	2.0	(2.0)	—	—	—	—
HAI Acquisition Corporation	19.0	(14.2)	4.8	—	—	4.8
Harvey Tool Company, LLC	13.5	(6.8)	6.7	—	—	6.7
Help/Systems Holdings, Inc.	15.0	(5.0)	10.0	—	—	10.0
Hometown Food Company	3.9	(3.4)	0.5	—	—	0.5
Huskies Parent, Inc.	3.3	(1.8)	1.5	—	—	1.5
Hygiena Borrower LLC	12.4	—	12.4	—	—	12.4
IMIA Holdings, Inc.	9.9	(5.4)	4.5	—	—	4.5
Infilaw Corporation	5.7	(5.7)	—	—	—	—
Infinite Electronics International, Inc.	3.0	(1.3)	1.7	—	—	1.7
Infogix, Inc.	5.3	(5.3)	—	—	—	—
IntraPac International LLC	19.2	(7.7)	11.5	—	—	11.5
Invoice Cloud, Inc.	8.3	(0.9)	7.4	—	—	7.4
JDC Healthcare Management, LLC	4.0	(4.0)	—	—	—	—
Jim N Nicks Management LLC	4.8	(4.8)	—	—	—	—
Joyce Lane Financing SPV LLC	1.4	—	1.4	—	—	1.4
K2 Insurance Services, LLC	15.2	(0.2)	15.0	—	—	15.0
Kaufman, Hall & Associates, LLC	8.0	—	8.0	—	—	8.0
KBHS Acquisition, LLC (d/b/a Alita Care, LLC)	5.0	(4.5)	0.5	—	—	0.5
Kellermeyer Bergensons Services, LLC	9.1	—	9.1	—	—	9.1
Kene Acquisition, Inc.	12.0	(6.7)	5.3	—	—	5.3
Key Surgical LLC	2.8	(1.1)	1.7	—	—	1.7
Laboratories Bidco LLC	9.5	—	9.5	—	—	9.5
Mac Lean-Fogg Company	7.8	—	7.8	—	(7.8)	—
Masergy Holdings, Inc.	2.5	(0.7)	1.8	—	—	1.8
Mavis Tire Express Services Corp.	11.3	—	11.3	—	—	11.3
MB2 Dental Solutions, LLC	4.6	(4.6)	—	—	—	—
McKenzie Creative Brands, LLC	4.5	(4.5)	—	—	—	—
Micromeritics Instrument Corp.	4.1	(4.1)	—	—	—	—
Minerva Surgical, Inc.	9.9	—	9.9	—	(9.9)	—
Ministry Brands, LLC	10.9	(6.3)	4.6	—	—	4.6
Movati Athletic (Group) Inc.	1.2	—	1.2	—	—	1.2
MRI Software LLC	12.5	(1.8)	10.7	—	—	10.7
MSHC, Inc.	30.3	(1.2)	29.1	—	—	29.1
MW Dental Holding Corp.	10.2	(10.2)	—	—	—	—
n2y Holding, LLC	0.1	(0.1)	—	—	—	—
National Intergovernmental Purchasing Alliance Company	9.0	(9.0)	—	—	—	—
Navisun LLC	23.6	—	23.6	—	—	23.6
NECCO Holdings, Inc.	25.0	(19.9)	5.1	(5.1)	—	—
Nelipak Holding Company	0.6	(0.5)	0.1	—	—	0.1

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
NMC Skincare Intermediate Holdings II, LLC	9.1	(5.8)	3.3	—	—	3.3
NMN Holdings III Corp	12.5	(10.6)	1.9	—	—	1.9
Nordco Inc.	10.0	(3.4)	6.6	—	—	6.6
NueHealth Performance, LLC	3.3	—	3.3	—	—	3.3
Olympia Acquisition, Inc.	51.9	(10.1)	41.8	—	—	41.8
OTG Management, LLC	10.0	(10.0)	—	—	—	—
Park Place Technologies, LLC	5.4	(1.6)	3.8	—	—	3.8
Pathway Vet Alliance LLC	4.8	—	4.8	—	—	4.8
PaySimple, Inc.	7.9	(6.7)	1.2	—	—	1.2
PDI TA Holdings, Inc.	7.6	(7.6)	—	—	—	—
Pegasus Global Enterprise Holdings, LLC	14.7	—	14.7	—	—	14.7
Perforce Software, Inc.	0.5	(0.5)	—	—	—	—
Petroleum Service Group LLC	21.2	(13.0)	8.2	—	—	8.2
PosiGen Backleverage, LLC	5.3	—	5.3	—	—	5.3
Premise Health Holding Corp.	40.0	(36.0)	4.0	—	—	4.0
Pyramid Management Advisors, LLC	10.9	(9.5)	1.4	—	—	1.4
QC Supply, LLC	10.0	(10.0)	—	—	—	—
QF Holdings, Inc.	5.0	(0.1)	4.9	—	—	4.9
Radius Aerospace, Inc.	2.8	(1.6)	1.2	—	—	1.2
Raptor Technologies, LLC	4.7	(1.6)	3.1	(3.1)	—	—
Reddy Ice Holdings, Inc.	3.9	(0.1)	3.8	—	—	3.8
Retriever Medical/Dental Payments LLC	3.5	(3.5)	—	—	—	—
Revint Intermediate II, LLC	12.1	(10.8)	1.3	—	—	1.3
Rialto Management Group, LLC	1.0	(0.7)	0.3	—	—	0.3
RSC Acquisition, Inc.	10.2	—	10.2	—	—	10.2
SCIH Salt Holdings Inc.	7.5	—	7.5	—	—	7.5
SCM Insurance Services Inc.	3.8	(3.8)	—	—	—	—
SCSG EA Acquisition Company, Inc.	4.0	(1.1)	2.9	—	—	2.9
SecurAmerica, LLC	9.0	—	9.0	—	—	9.0
Securelink, Inc	3.0	—	3.0	—	—	3.0
Severin Acquisition, LLC	9.0	(3.1)	5.9	—	—	5.9
SFE Intermediate HoldCo LLC	10.2	(10.2)	—	—	—	—
Shock Doctor, Inc. and Shock Doctor Holdings, LLC	2.5	(2.5)	—	—	—	—
Singer Sewing Company	90.0	(79.7)	10.3	—	—	10.3
SiroMed Physician Services, Inc.	7.1	—	7.1	—	—	7.1
SM Wellness Holdings, Inc.	11.1	(5.5)	5.6	—	—	5.6
Sonny's Enterprises, LLC	3.6	(3.6)	—	—	—	—
Sovos Brands Intermediate, Inc.	4.3	(4.0)	0.3	—	—	0.3
SpareFoot, LLC	1.4	(1.4)	—	—	—	—
Sparta Systems, Inc.	6.5	—	6.5	—	—	6.5
Spectra Finance, LLC	24.1	(23.6)	0.5	—	—	0.5
Star US Bidco LLC	8.5	(2.1)	6.4	—	—	6.4
Storm UK Holdco Limited and Storm US Holdco Inc.	1.1	(1.1)	—	—	—	—
Sunk Rock Foundry Partners LP	7.5	(6.4)	1.1	—	—	1.1
Sunshine Sub, LLC	5.8	(5.8)	—	—	—	—
Synergy HomeCare Franchising, LLC	4.2	(2.5)	1.7	—	—	1.7
TA/WEG Holdings, LLC	5.3	(0.5)	4.8	—	—	4.8
Taymax Group Holdings, LLC	2.1	(1.6)	0.5	—	—	0.5
TDG Group Holding Company	11.8	(0.3)	11.5	—	—	11.5
Teasdale Foods, Inc.	0.8	(0.3)	0.5	—	—	0.5
Telestream Holdings Corporation	2.3	(0.1)	2.2	—	—	2.2
TerSera Therapeutics LLC	0.1	(0.1)	—	—	—	—
The Alaska Club Partners, LLC	1.1	—	1.1	—	—	1.1
The Ultimate Software Group, Inc.	10.0	(9.0)	1.0	—	—	1.0
The Ultimus Group Midco, LLC	6.9	(4.0)	2.9	—	—	2.9

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
THG Acquisition, LLC	8.4	(0.1)	8.3	—	—	8.3
TimeClock Plus, LLC	7.6	(0.2)	7.4	—	—	7.4
Touchstone Acquisition, Inc.	11.2	—	11.2	—	—	11.2
TWH Infrastructure Industries, Inc.	0.1	(0.1)	—	—	—	—
U.S. Acute Care Solutions, LLC	1.7	(0.9)	0.8	—	—	0.8
United Digestive MSO Parent, LLC	17.2	(8.4)	8.8	—	—	8.8
Vela Trading Technologies LLC	3.5	(2.0)	1.5	—	—	1.5
Verscend Holding Corp.	22.5	(0.4)	22.1	—	—	22.1
VLS Recovery Services, LLC	19.8	(10.9)	8.9	—	—	8.9
VRC Companies, LLC	11.0	(1.5)	9.5	—	—	9.5
VS Buyer, LLC	8.1	—	8.1	—	—	8.1
WatchFire Enterprises, Inc.	2.0	(2.0)	—	—	—	—
WebPT, Inc.	6.1	(0.1)	6.0	—	—	6.0
Wildcat BuyerCo, Inc.	13.8	—	13.8	—	—	13.8
WSHP FC Acquisition LLC	11.3	(3.5)	7.8	—	—	7.8
XIFIN, Inc.	7.3	(1.5)	5.8	—	—	5.8
Zemax Software Holdings, LLC	4.1	(2.0)	2.1	—	—	2.1
Zywave, Inc.	10.5	(10.5)	—	—	—	—
	$2,082.5	$(920.5)	$1,162.0	$(8.8)	$(114.5)	$1,038.7

(17)	As of March 31, 2020, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

(in millions) Company	Total private equity commitments	Less: funded private equity commitments	Total unfunded private equity commitments	Less: private equity commitments substantially at the discretion of the Company	Total net adjusted unfunded private equity commitments
Partnership Capital Growth Investors III, L.P.	$5.0	$(5.0)	$—	$—	$—
PCG-Ares Sidecar Investment, L.P. and PCG-Ares Sidecar Investment II, L.P.	50.0	(12.4)	37.6	(37.6)	—
Piper Jaffray Merchant Banking Fund I, L.P.	2.0	(2.0)	—	—	—
European Capital UK SME Debt LP	56.0	(46.5)	9.5	(9.5)	—
	$113.0	$(65.9)	$47.1	$(47.1)	$—

(18)
As of March 31, 2020, the Company had commitments to co-invest in the SDLP for its portion of the SDLP’s commitment to fund delayed draw loans of up to $77.7. See Note 4 for more information on the SDLP.

(19)
Other than the investments noted by this footnote, the fair value of the Company’s investments is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 8 for more information regarding the fair value of the Company’s investments.

(20)
As of March 31, 2020, the net estimated unrealized loss for federal tax purposes was $1.2 billion based on a tax cost basis of $15.5 billion. As of March 31, 2020, the estimated aggregate gross unrealized loss for federal income tax purposes was $1.4 billion and the estimated aggregate gross unrealized gain for federal income tax purposes was $0.2 billion.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Health Care Services
Absolute Dental Management LLC and ADM Equity, LLC	Dental services provider	First lien senior secured loan ($0.8 par due 1/2022)	9.40% (Libor + 7.50%/Q)	1/15/2019	$0.8	$0.8	(2)(13)
		First lien senior secured loan ($24.5 par due 1/2022)		1/5/2016	24.2	10.2	(2)(12)
		Class A preferred units (4,000,000 units)		1/5/2016	4.0	—	(2)
		Class A common units (4,000,000 units)		1/5/2016	—	—	(2)
					29.0	11.0
Acessa Health Inc. (fka HALT Medical, Inc.)	Medical supply provider	Common stock (569,823 shares)		6/22/2017	0.1	—
ADCS Billings Intermediate Holdings, LLC (17)	Dermatology practice	First lien senior secured revolving loan ($1.8 par due 5/2022)	7.55% (Libor + 5.75%/M)	5/18/2016	1.8	1.7	(2)(13)
ADG, LLC and RC IV GEDC Investor LLC (17)	Dental services provider	First lien senior secured revolving loan ($11.9 par due 9/2022)	7.22% (Libor + 4.75%/M)	9/28/2016	11.9	10.5	(2)(13)
		Second lien senior secured loan ($92.1 par due 3/2024)	7.42% (Libor + 5.50%/Q)	9/28/2016	89.0	67.3	(2)(13)
		Membership units (3,000,000 units)		9/28/2016	3.0	—	(2)
					103.9	77.8
Air Medical Group Holdings, Inc. and Air Medical Buyer Corp.	Emergency air medical services provider	Senior subordinated loan ($182.7 par due 3/2026)	9.67% (Libor + 7.88%/M)	3/14/2018	182.7	180.8	(2)(13)
		Warrant to purchase up to 115,733 units of common stock (expires 3/2028)		3/14/2018	0.9	1.6	(2)
					183.6	182.4
Alteon Health, LLC	Provider of physician management services	First lien senior secured loan ($3.0 par due 9/2022)	8.30% (Libor + 6.50%/M)	5/15/2017	3.0	2.8	(2)(13)
Athenahealth, Inc., VVC Holding Corp., Virence Intermediate Holding Corp., and Virence Holdings LLC (17)	Revenue cycle management provider to the physician practices and acute care hospitals	First lien senior secured loan ($16.0 par due 2/2026)	6.40% (Libor + 4.50%/Q)	2/11/2019	15.7	16.0	(2)
		Second lien senior secured loan ($210.3 par due 2/2027)	10.41% (Libor + 8.50%/Q)	2/11/2019	210.3	210.3	(2)
		Senior preferred stock (121,810 shares)	12.89% PIK (Libor + 11.13%/Q)	2/11/2019	132.6	132.6	(2)
		Class A interests (0.39% interest)		2/11/2019	9.0	14.1	(2)
					367.6	373.0
Bambino CI Inc. (17)	Manufacturer and provider of single-use obstetrics products	First lien senior secured revolving loan ($5.7 par due 10/2022)	7.21% (Libor + 5.50%/M)	10/17/2017	5.7	5.7	(2)
		First lien senior secured loan ($30.6 par due 10/2023)	7.30% (Libor + 5.50%/M)	10/17/2017	30.6	30.6	(2)
		First lien senior secured loan ($1.7 par due 10/2023)	7.30% (Libor + 5.50%/M)	12/13/2019	1.7	1.7	(2)
					38.0	38.0
Bearcat Buyer, Inc. and Bearcat Parent, Inc. (17)	Provider of central institutional review boards over clinical trials	First lien senior secured loan ($30.9 par due 7/2026)	6.20% (Libor + 4.25%/Q)	7/9/2019	30.9	30.6	(2)(13)
		First lien senior secured loan ($2.0 par due 7/2026)	6.20% (Libor + 4.25%/Q)	7/9/2019	2.0	2.0	(2)(13)
		First lien senior secured loan ($17.1 par due 7/2026)	6.20% (Libor + 4.25%/Q)	9/10/2019	17.1	17.0	(2)(13)
		Second lien senior secured loan ($64.2 par due 7/2027)	10.20% (Libor + 8.25%/Q)	7/9/2019	64.2	63.5	(2)(13)
		Second lien senior secured loan ($5.3 par due 7/2027)	10.20% (Libor + 8.25%/Q)	7/9/2019	5.3	5.2	(2)(13)
		Second lien senior secured loan ($12.7 par due 7/2027)	10.20% (Libor + 8.25%/Q)	9/10/2019	12.7	12.6	(2)(13)
		Class B common units (4,211 units)		7/9/2019	4.2	4.2	(2)
					136.4	135.1

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($10.8 par due 5/2026)	7.70% (Libor + 5.75%/Q)	5/10/2019	10.8	10.8	(2)(6)
		First lien senior secured loan ($4.1 par due 5/2026)	7.85% (Libor + 5.75%/Q)	5/10/2019	4.1	4.1	(2)(6)(11)
		Partnership units (5,034,483 units)		5/10/2019	5.0	5.6	(2)
					70.2	70.8
Episerver Inc. and Goldcup 17308 AB (17)	Provider of web content management and digital commerce solutions	First lien senior secured loan ($6.1 par due 10/2024)	6.00% (EURIBOR + 6.00%/M)	3/22/2019	6.1	6.0	(2)(6)
		First lien senior secured loan ($27.4 par due 10/2024)	7.55% (Libor + 5.75%/M)	10/9/2018	27.4	27.2	(2)(6)(13)
					33.5	33.2
EZ Elemica Holdings, Inc. & Elemica Parent, Inc (17)	SaaS based supply chain management software provider focused on chemical markets	First lien senior secured revolving loan ($1.4 par due 9/2025)	7.40% (Libor + 5.50%/Q)	9/18/2019	1.4	1.3	(2)
		First lien senior secured loan ($59.5 par due 9/2025)	7.40% (Libor + 5.50%/Q)	9/18/2019	59.5	58.9	(2)
		Preferred equity (4,599 shares)		9/18/2019	4.6	4.6
					65.5	64.8
First Insight, Inc.	Software company providing merchandising and pricing solutions to companies worldwide	Warrant to purchase up to 122,827 units of Series C preferred stock (expires 3/2024)		3/20/2014	—	—	(2)
FM: Systems Group LLC (17)	Provider of facilities and space management software solutions	First lien senior secured loan ($26.6 par due 12/2024)	8.30% (Libor + 6.50%/M)	12/2/2019	26.6	26.3	(2)(13)
Frontline Technologies Group Holding LLC, Frontline Technologies Blocker Buyer, Inc., Frontline Technologies Holdings, LLC and Frontline Technologies Parent, LLC	Provider of human capital management (“HCM”) and SaaS-based software solutions to employees and administrators of K-12 school organizations	First lien senior secured loan ($16.8 par due 9/2023)	7.55% (Libor + 5.75%/M)	9/19/2017	16.8	16.8	(2)(13)
		First lien senior secured loan ($8.3 par due 9/2023)	7.55% (Libor + 5.75%/M)	9/19/2017	8.3	8.3	(2)(13)
		Class A preferred units (4,574 units)	9.00% PIK	9/18/2017	5.1	5.6
		Class B common units (499,050 units)		9/18/2017	—	3.2
					30.2	33.9
Genesis Acquisition Co. and Genesis Holding Co. (17)	Child care management software and services provider	First lien senior secured revolving loan ($0.5 par due 7/2024)	5.70% (Libor + 3.75%/Q)	7/31/2018	0.5	0.5	(2)
		Second lien senior secured loan ($25.8 par due 7/2025)	9.60% (Libor + 7.50%/Q)	7/31/2018	25.8	25.8	(2)
		Class A common stock (8 shares)		7/31/2018	0.8	1.0	(2)
					27.1	27.3
Greenphire, Inc. and RMCF III CIV XXIX, L.P	Software provider for clinical trial management	Limited partnership interest (99.90% interest)		12/19/2014	1.0	4.3	(2)
GTCR-Ultra Holdings III, LLC and GTCR-Ultra Holdings LLC (17)	Provider of payment processing and merchant acquiring solutions	Class A-2 units (911 units)		8/1/2017	0.9	2.4	(2)
		Class B units (2,878,372 units)		8/1/2017	—	—	(2)
					0.9	2.4
Help/Systems Holdings, Inc. (17)	Provider of IT operations management and cybersecurity software	First lien senior secured loan ($26.2 par due 11/2026)	6.55% (Libor + 4.75%/M)	11/22/2019	26.2	25.9	(2)(13)
Huskies Parent, Inc. (17)	Insurance software provider	First lien senior secured revolving loan ($1.0 par due 7/2024)	5.69% (Libor + 4.00%/M)	7/18/2019	1.0	1.0	(2)
		First lien senior secured loan ($0.8 par due 7/2026)	5.84% (Libor + 4.00%/Q)	7/18/2019	0.8	0.8	(2)(20)
					1.8	1.8
IfByPhone Inc.	Voice-based marketing automation software provider	Warrant to purchase up to 124,300 shares of Series C preferred stock (expires 10/2022)		10/15/2012	0.1	—	(2)

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Vela Trading Technologies, LLC (17)	Provider of market data software and content to global financial services clients	First lien senior secured revolving loan ($2.0 par due 6/2022)	8.75% (Base Rate + 4.00%/Q)	2/8/2018	2.0	2.0	(2)(13)
		First lien senior secured loan ($4.8 par due 6/2022)	7.01% (Libor + 5.00%/Q)	4/17/2018	4.8	4.7	(2)(13)
					6.8	6.7
Velocity Holdings Corp.	Hosted enterprise resource planning application management services provider	Common units (1,713,546 units)		12/13/2013	4.5	2.3
Verscend Holding Corp. (17)	Healthcare analytics solutions provider	First lien senior secured loan ($46.7 par due 8/2025)	6.30% (Libor + 4.50%/M)	8/27/2018	46.4	47.0	(2)(20)
WebPT, Inc. (17)	Electronic medical record software provider	First lien senior secured loan ($48.1 par due 8/2024)	8.66% (Libor + 6.75%/Q)	8/28/2019	48.1	47.6	(2)(13)
WorldPay Group PLC	Payment software and service provider	C2 shares (73,974 shares)		10/21/2015	—	—	(6)
Zemax Software Holdings, LLC (17)	Provider of optical illumination design software to design engineers	First lien senior secured loan ($16.8 par due 6/2024)	7.70% (Libor + 5.75%/Q)	6/25/2018	16.8	16.8	(2)(13)
Zywave, Inc. (17)	Provider of software and technology-enabled content and analytical solutions to insurance brokers	First lien senior secured revolving loan ($3.5 par due 11/2022)	6.80% (Libor + 5.00%/M)	11/17/2016	3.5	3.5	(2)(13)
		First lien senior secured loan ($4.0 par due 11/2022)	6.84% (Libor + 5.00%/Q)	12/3/2019	4.0	4.0	(2)(13)
		Second lien senior secured loan ($17.1 par due 11/2023)	10.95% (Libor + 9.00%/Q)	11/17/2016	17.1	17.1	(2)(13)
		Seniond lien senior secured loan ($2.3 par due 11/2023)	10.84% (Libor + 9.00%/Q)	12/3/2019	2.3	2.3	(2)(13)
					26.9	26.9
					1,852.2	1,859.6		24.90%
Commercial & Professional Services
Accommodations Plus Technologies LLC and Accommodations Plus Technologies Holdings LLC (17)	Provider of outsourced crew accommodations and logistics management solutions to the airline industry	Class A common units (236,358 units)		5/11/2018	4.3	8
AMCP Clean Intermediate, LLC (17)	Provider of janitorial and facilities management services	First lien senior secured revolving loan ($0.8 par due 10/2024)	7.33% (Libor + 5.50%/M)	10/1/2018	0.8	0.8	(2)(13)(16)
		First lien senior secured loan ($1.2 par due 10/2024)	7.50% (Libor + 5.50%/Q)	10/18/2019	1.2	1.2	(2)(13)
					2.0	2.0
Capstone Logistics Acquisition, Inc. (17)	Outsourced supply chain solutions provider to operators of distribution centers	First lien senior secured revolving loan ($0.3 par due 4/2021)	6.30% (Libor + 4.50%/M)	2/8/2018	0.3	0.3	(2)(16)
Cozzini Bros., Inc. and BH-Sharp Holdings LP (17)	Provider of commercial knife sharpening and cutlery services in the restaurant industry	First lien senior secured revolving loan ($6.5 par due 3/2023)	7.30% (Libor + 5.50%/M)	3/10/2017	6.5	6.5	(2)(13)
		First lien senior secured loan ($11.5 par due 3/2023)	7.30% (Libor + 5.50%/M)	3/10/2017	11.5	11.5	(2)(13)
		Common units (2,950,000 units)		3/10/2017	3	3.3	(2)
					21	21.3
Crown Health Care Laundry Services, LLC and Crown Laundry Holdings, LLC (4)(17)	Provider of outsourced healthcare linen management solutions	First lien senior secured revolving loan ($1.0 par due 12/2021)	8.05% (Libor + 6.25%/M)	3/13/2014	1.0	1.0	(2)(13)
		First lien senior secured loan ($20.9 par due 12/2021)	8.05% (Libor + 6.25%/M)	3/13/2014	20.9	20.9	(2)(13)
		First lien senior secured loan ($11.7 par due 12/2021)	8.05% (Libor + 6.25%/M)	4/6/2017	11.7	11.7	(2)(13)
		First lien senior secured loan ($11.8 par due 12/2021)	8.05% (Libor + 6.25%/M)	6/12/2018	11.8	11.8	(2)(13)
		Class A preferred units (3,393,973 units)		3/13/2014	4	6	(2)
		Class B common units (377,108 units)		3/13/2014	0.4	0.6	(2)
					49.8	52

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
DTI Holdco, Inc. and OPE DTI Holdings, Inc. (17)	Provider of legal process outsourcing and managed services	First lien senior secured revolving loan ($1.8 par due 9/2021)	6.31% (Libor + 4.50%/Q)	9/23/2016	1.8	1.6	(2)
		Class A common stock (7,500 shares)		8/19/2014	7.5	5.7	(2)
		Class B common stock (7,500 shares)		8/19/2014	—	—	(2)
					9.3	7.3
Gordian Group, LLC	Provider of nationwide investment banking and advisory services	Common stock (526 shares)		11/30/2012	—	—	(2)
HAI Acquisition Corporation and Aloha Topco, LLC (17)	Professional employer organization offering human resources, compliance and risk management services	First lien senior secured loan ($62.2 par due 11/2024)	7.39% (Libor + 5.50%/Q)	11/1/2017	62.2	62.2	(2)(13)
		Class A units (16,980 units)		11/1/2017	1.7	2.7	(2)
					63.9	64.9
IMIA Holdings, Inc. (17)	Marine preservation maintenance company	First lien senior secured revolving loan	—	10/26/2018	—	—	(15)
		First lien senior secured loan ($17.9 par due 10/2024)	6.45% (Libor + 4.50%/Q)	10/26/2018	17.8	17.9	(2)(13)
					17.8	17.9
IRI Holdings, Inc., IRI Group Holdings, Inc. and IRI Parent, L.P.	Market research company focused on the consumer packaged goods industry	First lien senior secured loan ($56.1 par due 12/2025)	6.30% (Libor + 4.50%/M)	11/30/2018	55.7	55	(2)
		Second lien senior secured loan ($86.8 par due 11/2026)	9.80% (Libor + 8.00%/M)	11/30/2018	85.5	85.1	(2)
		Series A-1 preferred shares (46,900 shares)	12.41% PIK (Libor + 10.50%/S)	11/30/2018	51.6	52.3	(2)(13)
		Class A-1 common units (90,500 units)		11/30/2018	9.1	9.9	(2)
					201.9	202.3
Kaufman, Hall & Associates, LLC (17)	Provider of specialty advisory services and software solutions to the healthcare market	First lien senior secured loan ($14.9 par due 5/2025)	7.13% (Libor + 5.25%/Q)	11/9/2018	14.9	14.9	(2)(13)
Kellermeyer Bergensons Services, LLC (17)	Provider of janitorial and facilities management services	First lien senior secured loan ($30.3 par due 11/2026)	8.39% (Libor + 6.50%/Q)	11/7/2019	30	30	(2)(13)
KPS Global LLC and Cool Group LLC	Manufacturer of walk-in cooler and freezer systems	First lien senior secured loan ($4.2 par due 4/2022)	8.36% (Libor + 6.56%/M)	11/16/2018	4.2	4.2	(2)(13)
		First lien senior secured loan ($1.4 par due 4/2022)	4.30% (Libor + 2.50%/M)	4/5/2017	1.4	1.4	(2)(13)
		First lien senior secured loan ($15.2 par due 4/2022)	8.27% (Libor + 6.47%/M)	4/5/2017	15.2	15.2	(2)(13)
		Class A units (13,292 units)		9/21/2018	1.1	2.2
					21.9	23
Laboratories Bidco LLC (17)	Lab testing services for nicotine containing products	First lien senior secured loan ($35.8 par due 6/2024)	7.70% (Libor + 5.75%/M)	10/4/2019	35.8	35.4	(2)
		First lien senior secured loan ($25.2 par due 6/2024)	8.06% (Libor + 6.00%/Q)	10/4/2019	24.7	25	(2)(13)
					60.5	60.4
Microstar Logistics LLC, Microstar Global Asset Management LLC, and MStar Holding Corporation	Keg management solutions provider	Second lien senior secured loan ($127.5 par due 7/2021)	9.70% (Libor + 7.50%/Q)	12/14/2012	127.5	127.5	(2)(13)
		Common stock (54,710 shares)		12/14/2012	4.9	8.8	(2)
					132.4	136.3
MPH Energy Holdings, LP	Operator of municipal recycling facilities	Limited partnership interest (3.13% interest)		1/8/2014	—	—	(2)
MSHC, Inc. (17)	Heating, ventilation and air conditioning services provider	First lien senior secured revolving loan ($1.0 par due 12/2024)	6.73% (Libor + 4.25%/M)	7/31/2017	1	1	(2)
		Second lien senior secured loan ($2.8 par due 12/2025)	10.05% (Libor + 8.25%/M)	11/20/2018	2.8	2.8	(2)(13)
		Second lien senior secured loan ($46.0 par due 12/2025)	10.05% (Libor + 8.25%/M)	7/31/2017	46	46.0	(2)(13)
		Second lien senior secured loan ($4.8 par due 12/2025)	10.05% (Libor + 8.25%/M)	7/31/2017	4.8	4.8	(2)(13)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Second lien senior secured loan ($26.4 par due 12/2025)	10.05% (Libor + 8.25%/M)	6/27/2018	26.4	26.4	(2)(13)
					81	81
MVL Group, Inc. (5)	Marketing research provider	Common stock (560,716 shares)		4/1/2010	—	—	(2)
NAS, LLC, Nationwide Marketing Group, LLC and Nationwide Administrative Services, Inc.	Buying and marketing services organization for appliance, furniture and consumer electronics dealers	Second lien senior secured loan ($31.1 par due 12/2021)	10.70% (Libor + 8.75%/Q)	6/1/2015	31.1	31.1	(2)(13)
National Intergovernmental Purchasing Alliance Company (17)	Leading group purchasing organization (“GPO”) for public agencies and educational institutions in the U.S	First lien senior secured revolving loan ($6.9 par due 5/2023)	5.46% (Libor + 3.50%/Q)	5/23/2018	6.9	6.9	(2)
NM GRC HOLDCO, LLC (17)	Regulatory compliance services provider to financial institutions	First lien senior secured loan ($35.6 par due 2/2024)	7.95% (Libor + 6.00%/Q)	2/9/2018	35.3	34.5	(2)(13)
		First lien senior secured loan ($9.5 par due 2/2024)	7.95% (Libor + 6.00%/Q)	2/9/2018	9.5	9.2	(2)(13)
					44.8	43.7
Petroleum Service Group LLC (17)	Provider of operational services for US petrochemical and refining companies	First lien senior secured revolving loan	—	7/23/2019	—	—	(15)
		First lien senior secured loan ($37.0 par due 7/2025)	7.43% (Libor + 5.50%/Q)	7/23/2019	37	36.3	(2)(13)
					37	36.3
PHL Investors, Inc., and PHL Holding Co. (5)	Mortgage services	Class A common stock (576 shares)		7/31/2012	3.8	—	(2)
Puerto Rico Waste Investment LLC	Waste management service provider	First lien senior secured loan ($31.3 par due 9/2024)	9.08% (Libor + 7.00%/Q)	9/20/2019	31.3	31	(2)(13)
QC Supply, LLC (17)	Specialty distributor and solutions provider to the swine and poultry markets	First lien senior secured revolving loan ($10.0 par due 12/2021)	8.30% (Libor + 6.50%/M)	12/29/2016	10	9.7	(2)(13)
		First lien senior secured loan ($25.8 par due 12/2022)	8.30% (Libor + 6.50%/M)	12/29/2016	25.8	25	(2)(13)
		First lien senior secured loan ($8.6 par due 12/2022)	8.30% (Libor + 6.50%/M)	12/29/2016	8.6	8.4	(2)(13)
					44.4	43.1
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	0.3	0.3	(2)
RE Community Holdings GP, LLC and RE Community Holdings, LP	Operator of municipal recycling facilities	Limited partnership interest (2.86% interest)		3/1/2011	—	—	(2)
		Limited partnership interest (2.49% interest)		3/1/2011	—	—	(2)
					—	—
Research Now Group, LLC and Survey Sampling International, LLC	Provider of outsourced data collection to the market research industry	First lien senior secured loan ($41.5 par due 12/2024)	7.41% (Libor + 5.50%/Q)	2/14/2019	41	41.5	(2)(13)
Revint Intermediate II, LLC (17)	Revenue cycle consulting firm to the healthcare industry	First lien senior secured revolving loan ($7.2 par due 12/2023)	6.30% (Libor + 4.50%/M)	12/13/2017	7.2	7.1	(2)(13)
		First lien senior secured loan ($21.3 par due 12/2023)	6.37% (Libor + 4.50%/M)	12/13/2017	21.3	21.1	(2)(13)
		First lien senior secured loan ($13.7 par due 12/2023)	7.05% (Libor + 5.25%/M)	9/3/2019	13.7	13.5	(2)
					42.2	41.7
RMP Group, Inc (17)	Revenue cycle management provider to the emergency healthcare industry	First lien senior secured revolving loan ($0.6 par due 3/2022)	6.30% (Libor + 4.50%/M)	2/8/2018	0.6	0.6	(2)(13)
SecurAmerica, LLC, ERMC LLC, ERMC Of America, LLC, SecurAmerica Corporation, ERMC Aviation LLC, American Security Programs, Inc., USI LLC and Argenbright Holdings IV, LLC (17)	Provider of outsourced manned security guard services, outsourced facilities management and outsourced aviation services	First lien senior secured revolving loan ($0.0 par due 6/2023)	4.70% (Libor + 3.00%/M)	12/21/2018	—	—	(2)(13)
		First lien senior secured loan ($25.8 par due 12/2023)	8.05% (Libor + 6.25%/M)	12/21/2018	25.8	25.8	(2)(13)
		First lien senior secured loan ($7.5 par due 12/2023)	8.05% (Libor + 6.25%/M)	12/21/2018	7.5	7.5	(2)(13)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($1.7 par due 12/2023)	8.03% (Libor + 6.25%/M)	12/21/2018	1.7	1.7	(2)(13)
					35	35
SOS Security Holdings LLC and SOS Co-Investment Vehicle, L.P. (17)	Provider of manned security guard services	First lien senior secured revolving loan	—	4/30/2019	—	—	(15)
		Limited partnership units (4,698,000 units)		4/30/2019	4.7	7.2	(2)
					4.7	7.2
Startec Equity, LLC (5)	Communication services	Member interest		4/1/2010	—	—
TDG Group Holding Company and TDG Co-Invest, LP (17)	Operator of multiple franchise concepts primarily related to home maintenance or repairs	First lien senior secured loan ($9.2 par due 5/2024)	7.45% (Libor + 5.50%/Q)	5/31/2018	9.2	9.2	(2)
		First lien senior secured loan ($6.1 par due 5/2024)	7.45% (Libor + 5.50%/Q)	8/24/2018	6.1	6.1	(2)
		Preferred units (2,871,000 units)		5/31/2018	2.9	3.2	(2)
		Common units (29,000 units)		5/31/2018	—	0.4	(2)
					18.2	18.9
Tyden Group Holding Corp.	Producer and marketer of global cargo security, product identification and traceability products and utility meter products	Preferred stock (46,276 shares)		1/3/2017	0.4	—	(6)
		Common stock (5,521,203 shares)		1/3/2017	2	3.7	(6)
					2.4	3.7
UL Holding Co., LLC (4)	Provider of collection and landfill avoidance solutions for food waste and unsold food products	Senior subordinated loan ($29.9 par due 5/2020)	10.00% PIK	4/30/2012	12.6	29.9	(2)
		Senior subordinated loan ($3.8 par due 5/2020)		4/30/2012	1.6	3.8	(2)
		Senior subordinated loan ($3.5 par due 5/2020)	10.00% PIK	4/30/2012	1.4	3.5	(2)
		Senior subordinated loan ($0.4 par due 5/2020)		4/30/2012	0.2	0.4	(2)
		Senior subordinated loan ($7.5 par due 5/2020)	10.00% PIK	4/30/2012	3.1	7.5	(2)
		Senior subordinated loan ($0.5 par due 5/2020)		4/30/2012	0.2	0.5	(2)
		Class A common units (533,351 units)		6/17/2011	5	1.1	(2)
		Class B-5 common units (272,834 units)		6/17/2011	2.5	0.5	(2)
		Class C common units (758,546 units)		4/25/2008	—	—	(2)
		Warrant to purchase up to 719,044 shares of Class A units		5/2/2014	—	—	(2)
		Warrant to purchase up to 28,663 shares of Class B-1 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 57,325 shares of Class B-2 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 29,645 shares of Class B-3 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 80,371 shares of Class B-5 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 59,655 shares of Class B-6 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 1,046,713 shares of Class C units		5/2/2014	—	—	(2)
					26.6	47.2

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Visual Edge Technology, Inc.	Provider of outsourced office solutions with a focus on printer and copier equipment and other parts and supplies	First lien senior secured loan ($16.7 par due 8/2022)	8.91% (Libor + 5.75% Cash, 1.25% PIK/Q)	8/31/2017	16.7	16.4	(2)(13)
		First lien senior secured loan ($15.6 par due 8/2022)	8.91% (Libor + 5.75% Cash, 1.25% PIK/Q)	8/31/2017	15.6	15.3	(2)(13)
		Senior subordinated loan ($64.6 par due 9/2024)	15.00% PIK	8/31/2017	61.9	60.7	(2)
		Warrant to purchase up to 1,961,452 shares of preferred stock (expires 8/2027)		8/31/2017	3.9	0.5	(2)
		Warrant to purchase up to 1,720,432 shares of common stock (expires 8/2027)		8/31/2017	—	—	(2)
					98.1	92.9
VLS Recovery Services, LLC (17)	Provider of commercial and industrial waste processing and disposal services	First lien senior secured revolving loan	—	10/17/2017	—	—	(15)
VRC Companies, LLC (17)	Provider of records and information management services	First lien senior secured revolving loan ($0.8 par due 3/2022)	8.61% (Libor + 6.50%/M)	4/17/2017	0.8	0.8	(2)(13)
		First lien senior secured loan ($15.0 par due 3/2023)	8.30% (Libor + 6.50%/M)	3/31/2017	15	15	(2)(13)
		First lien senior secured loan ($4.0 par due 3/2023)	8.30% (Libor + 6.50%/M)	7/31/2019	4	4	(2)(13)
					19.8	19.8
WCI-HFG Holdings, LLC	Distributor of repair and replacement parts for commercial kitchen equipment	Preferred units (1,400,000 units)		10/20/2015	1.4	2.5	(2)
XIFIN, Inc. (17)	Revenue cycle management provider to labs	First lien senior secured revolving loan ($0.7 par due 11/2020)	8.50% (Base Rate + 3.75%/Q)	2/8/2018	0.7	0.7	(2)(13)(16)
					1,201.3	1,225.7		16.41%
Power Generation
Apex Clean Energy Holdings, LLC	Developer, builder and owner of utility-scale wind and solar power facilities	First lien senior secured loan ($85.1 par due 9/2022)	8.70% (Libor + 6.75%/Q)	9/24/2018	85.1	85.1	(2)(13)
		First lien senior secured loan ($19.6 par due 9/2022)	8.69% (Libor + 6.75%/Q)	6/10/2019	19.6	19.6	(2)(13)
					104.7	104.7
Beacon RNG LLC	Owner of natural gas facilities	Class B units (35,000,000 units)		3/11/2019	35.0	38.2
CPV Maryland Holding Company II, LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($58.0 par due 12/2020)	13.00% PIK	8/8/2014	58	54.5	(2)
DGH Borrower LLC	Developer, owner and operator of quick start, small-scale natural gas-fired power generation projects	First lien senior secured loan ($53.5 par due 6/2023)	8.70% (Libor + 6.75%/Q)	6/8/2018	53.5	53.5	(2)(13)
Green Energy Partners, Stonewall LLC and Panda Stonewall Intermediate Holdings II LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($14.5 par due 11/2021)	7.45% (Libor + 5.50%/Q)	11/13/2014	14.5	13.4	(2)(13)
		Senior subordinated loan ($22.2 par due 12/2021)	7.00% cash, 6.25% PIK	11/13/2014	22.2	20.4	(2)
		Senior subordinated loan ($103.8 par due 12/2021)	7.00% cash, 6.25% PIK	11/13/2014	103.8	95.3	(2)
					140.5	129.1
Heelstone Energy Holdings, LLC and Heelstone Renewable Energy, LLC (5)	Solar power generation facility developer and operator	Preferred stock (2,700,000 shares)		6/28/2019	15.3	15.3
		Preferred stock (111,181 shares)		6/28/2019	41.5	41.5
		Common stock (19,119 shares)		6/28/2019	—	—
					56.8	56.8
Moxie Patriot LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($32.2 par due 12/2020)	7.70% (Libor + 5.75%/Q)	12/19/2013	32.1	27.7	(2)(13)
Navisun LLC and Navisun Holdings LLC (5)(17)	Owner and operater of commercial and industrial solar projects	First lien senior secured loan ($49.7 par due 11/2023)	8.00% PIK	11/15/2017	49.7	49.7	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($13.8 par due 11/2023)	9.00% PIK	3/7/2019	13.8	13.8	(2)
		First lien senior secured loan ($29.2 par due 11/2023)	8.00% PIK	8/15/2019	29.2	29.2	(2)
		Series A preferred units (1,000 units)	10.50% PIK	11/15/2017	10.5	10.5	(2)
		Class A units (550 units)		11/15/2017	—	0.4
					103.2	103.6
Panda Liberty LLC (fka Moxie Liberty LLC)	Gas turbine power generation facilities operator	First lien senior secured loan ($49.1 par due 8/2020)	8.45% (Libor + 6.50%/Q)	4/6/2018	48.1	42.6	(2)(13)
		First lien senior secured loan ($33.6 par due 8/2020)	8.45% (Libor + 6.50%/Q)	8/21/2013	33.6	29.2	(2)(13)
					81.7	71.8
Panda Temple Power, LLC and T1 Power Holdings LLC (4)	Gas turbine power generation facilities operator	Second lien senior secured loan ($9.8 par due 2/2023)	9.80% PIK (Libor + 8.00%/M)	3/6/2015	9.8	9.8	(2)(13)
		Class A common units (616,122 shares)		3/6/2015	15.0	11.9	(2)
					24.8	21.7
PERC Holdings 1 LLC	Operator of recycled energy, combined heat and power, and energy efficiency facilities	Class B common units (21,653,543 units)		10/20/2014	8.8	28.1	(2)
Riverview Power LLC	Operator of natural gas and oil fired power generation facilities	First lien senior secured loan ($81.2 par due 12/2022)	9.95% (Libor + 8.00%/Q)	12/29/2016	79.9	81.2	(2)(13)
SE1 Generation, LLC	Solar power developer	Senior subordinated loan ($52.6 par due 12/2022)	9.50% PIK	12/17/2019	52.6	52.1	(2)
Sunrun Xanadu Issuer 2019-1, LLC, Sunrun Atlas Depositor 2019-2, LLC, Sunrun Xanadu Holdings 2019-1, LLC and Sunrun Atlas Holdings 2019-2, LLC	Residential solar energy provider	First lien senior secured loan ($0.1 par due 2/2055)	3.61%	10/28/2019	0.1	0.1	(2)
		First lien senior secured loan ($0.4 par due 6/2054)	3.98%	6/7/2019	0.4	0.5	(2)
		Senior subordinated loan ($65.0 par due 7/2030)	8.75% (Libor + 6.75%/Q)	6/27/2019	65	65	(2)(13)
		Senior subordinated loan ($135.0 par due 11/2025)	8.75% (Libor + 6.75%/Q)	11/26/2019	135	132.3	(2)(13)
					200.5	197.9
					1,032.1	1,020.9		13.67%
Investment Funds and Vehicles
ACAS Equity Holdings Corporation (5)	Investment company	Common stock (589 shares)		1/3/2017	0.4	—	(6)
Ares IIIR/IVR CLO Ltd.	Investment vehicle	Subordinated notes ($20.0 par due 4/2021)		1/3/2017	—	0.1	(6)
Blue Wolf Capital Fund II, L.P. (4)	Investment partnership	Limited partnership interest (8.50% interest)		1/3/2017	1.6	2.7	(6)(20)
Carlyle Global Market Strategies CLO 2015-3	Investment vehicle	Subordinated notes ($24.6 par due 7/2028)	9.4%	1/3/2017	12.8	9.2	(6)
CoLTs 2005-1 Ltd. (5)	Investment vehicle	Preferred shares (360 shares)		1/3/2017	—	—	(6)
CoLTs 2005-2 Ltd. (5)	Investment vehicle	Preferred shares (34,170,000 shares)		1/3/2017	—	—	(6)
CREST Exeter Street Solar 2004-1	Investment vehicle	Preferred shares (3,500,000 shares)		1/3/2017	—	—	(6)
Eaton Vance CDO X plc	Investment vehicle	Subordinated notes ($9.2 par due 2/2027)		1/3/2017	—	0.1	(6)
European Capital UK SME Debt LP (4)	Investment partnership	Limited partnership interest (45% interest)		1/3/2017	38.7	40.4	(6)(18)
HCI Equity, LLC (5)	Investment company	Member interest (100.00% interest)		4/1/2010	—	0.1	(6)(20)
Herbert Park B.V.	Investment vehicle	Subordinated notes ($6.0 par due 10/2026)		1/3/2017	0.9	—	(6)
OHA Credit Partners XI	Investment vehicle	Subordinated notes ($17.8 par due 1/2032)	10.2%	1/3/2017	12.6	13.7	(6)
Partnership Capital Growth Investors III, L.P.	Investment partnership	Limited partnership interest (2.50% interest)		10/5/2011	2.4	4.8	(2)(6)(18)(20)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
PCG-Ares Sidecar Investment II, L.P. (4)	Investment partnership	Limited partnership interest (100.00% interest)		10/31/2014	6.8	12.6	(2)(6)(18)
PCG-Ares Sidecar Investment, L.P. (4)	Investment partnership	Limited partnership interest (100.00% interest)		5/22/2014	4.8	4.1	(2)(6)(18)
Piper Jaffray Merchant Banking Fund I, L.P.	Investment partnership	Limited partnership interest (2.00% interest)		8/16/2012	1.1	1.3	(6)(18)(20)
Senior Direct Lending Program, LLC (5)(19)	Co-investment vehicle	Subordinated certificates ($908.9 par due 12/2036)	9.90% (Libor + 8.00%/Q)(14)	7/27/2016	908.9	908.9	(6)
		Member interest (87.50% interest)		7/27/2016	—	—	(6)
					908.9	908.9
Vitesse CLO, Ltd.	Investment vehicle	Preferred shares (20,000,000 shares)		1/3/2017	—	—	(6)
Voya CLO 2014-4 Ltd.	Investment vehicle	Subordinated notes ($26.7 par due 7/2031)	9.6%	1/3/2017	13.3	12.3	(6)
VSC Investors LLC	Investment company	Membership interest (1.95% interest)		1/24/2008	0.3	0.8	(2)(6)(20)
					1,004.6	1,011.1		13.54%
Consumer Services
1A Smart Start, LLC (17)	Provider of ignition interlock devices	First lien senior secured revolving loan ($0.5 par due 8/2020)	6.30% (Libor + 4.50%/M)	2/8/2018	0.5	0.5	(2)(16)
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc. (5)	Restaurant owner and operator	First lien senior secured loan ($56.6 par due 12/2019)		11/27/2006	39.9	—	(2)(12)
		First lien senior secured loan ($5.4 par due 12/2019)		12/22/2016	4.8	—	(2)(12)
		Promissory note ($31.8 par due 12/2023)		11/27/2006	13.8	—	(2)
		Warrant to purchase up to 0.95 units of Series D common stock (expires 12/2023)		12/18/2013	—	—	(2)
					58.5	—
Aimbridge Acquisition Co., Inc.	Hotel operator	Second lien senior secured loan ($22.5 par due 2/2027)	9.19% (Libor + 7.50%/M)	2/1/2019	22.1	22.1	(2)
American Residential Services L.L.C.	Heating, ventilation and air conditioning services provider	Second lien senior secured loan ($70.8 par due 12/2022)	9.80% (Libor + 8.00%/M)	6/30/2014	70.6	70.8	(2)(13)
Belfor Holdings, Inc. (17)	Disaster recovery services provider	First lien senior secured revolving loan	—	4/4/2019	—	—	(15)
ChargePoint, Inc.	Developer and operator of electric vehicle charging stations	Warrant to purchase up to 809,126 shares of Series E preferred stock (expires 12/2024)		12/30/2014	0.3	3	(2)
Cipriani USA, Inc.	Manager and operator of banquet facilities, restaurants, hotels and other leisure properties	First lien senior secured loan ($3.0 par due 5/2023)	10.55% (Libor + 6.75% Cash, 2.00% PIK/M)	11/5/2018	3	3	(2)(13)
		First lien senior secured loan ($12.2 par due 5/2023)	10.55% (Libor + 6.75% Cash, 2.00% PIK/M)	11/5/2018	12.2	12.2	(2)(13)
		First lien senior secured loan ($15.0 par due 5/2023)	10.55% (Libor + 6.75% Cash, 2.00% PIK/M)	7/3/2019	14.6	15	(2)(13)
		First lien senior secured loan ($20.0 par due 5/2023)	10.55% (Libor + 6.75% Cash, 2.00% PIK/M)	12/27/2019	17.5	20	(2)(13)
		First lien senior secured loan ($68.2 par due 5/2023)	10.55% (Libor + 6.75% Cash, 2.00% PIK/M)	5/30/2018	66.2	68.2	(2)(13)
		First lien senior secured loan ($3.0 par due 5/2023)	10.55% (Libor + 6.75% Cash, 2.00% PIK/M)	8/20/2018	3	3	(2)(13)
					116.5	121.4
Concert Golf Partners Holdco LLC (17)	Golf club owner and operator	First lien senior secured revolving loan ($0.2 par due 8/2025)	6.45% (Libor + 4.50%/Q)	8/20/2019	0.2	0.1	(2)(13)
		First lien senior secured loan ($28.4 par due 8/2025)	6.52% (Libor + 4.50%/Q)	8/20/2019	28.4	28.1	(2)(13)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					28.6	28.2
CST Buyer Company (d/b/a Intoxalock) (17)	Provider of ignition interlock devices	First lien senior secured loan ($32.4 par due 10/2025)	7.55% (Libor + 5.75%/M)	3/1/2017	32.4	32	(2)(13)
FWR Holding Corporation (17)	Restaurant owner, operator, and franchisor	First lien senior secured revolving loan ($1.8 par due 8/2023)	7.29% (Libor + 5.50%/M)	8/21/2017	1.8	1.8	(2)(13)(16)
		First lien senior secured loan ($4.0 par due 8/2023)	7.29% (Libor + 5.50%/M)	8/21/2017	4	4	(2)(13)
		First lien senior secured loan ($0.5 par due 8/2023)	7.29% (Libor + 5.50%/M)	8/21/2017	0.5	0.5	(2)(13)
		First lien senior secured loan ($0.8 par due 8/2023)	7.29% (Libor + 5.50%/M)	2/28/2019	0.8	0.8	(2)(13)
		First lien senior secured loan ($0.5 par due 8/2023)	7.29% (Libor + 5.50%/M)	2/28/2019	0.5	0.5	(2)(13)
		First lien senior secured loan ($0.7 par due 8/2023)	7.29% (Libor + 5.50%/M)	2/28/2019	0.7	0.7	(2)(13)
					8.3	8.3
Garden Fresh Restaurant Corp. and GFRC Holdings LLC (17)	Restaurant owner and operator	First lien senior secured revolving loan ($1.8 par due 2/2022)	9.88% (Libor + 8.00%/Q)	2/1/2017	1.8	1.8	(2)(13)(16)
		First lien senior secured loan ($18.4 par due 2/2022)	9.91% (Libor + 8.00%/M)	2/1/2017	18.4	18.4	(2)(13)
					20.2	20.2
Jenny C Acquisition, Inc.	Health club franchisor	Senior subordinated loan ($1.2 par due 4/2025)	8.00% PIK	4/5/2019	1.2	1.2	(2)
Jim N Nicks Management, LLC (17)	Restaurant owner and operator	First lien senior secured revolving loan ($2.8 par due 7/2023)	7.20% (Libor + 5.25%/Q)	7/10/2017	2.8	2.7	(2)(13)
		First lien senior secured loan ($13.8 par due 7/2023)	7.20% (Libor + 5.25%/Q)	7/10/2017	13.8	13.4	(2)(13)
		First lien senior secured loan ($1.2 par due 7/2023)	7.20% (Libor + 5.25%/Q)	7/10/2017	1.2	1.1	(2)(13)
					17.8	17.2
Massage Envy, LLC and ME Equity LLC	Franchisor in the massage industry	Common stock (3,000,000 shares)		9/27/2012	3	5.8	(2)
Movati Athletic (Group) Inc. (17)	Premier health club operator	First lien senior secured loan ($2.9 par due 10/2022)	6.47% (CIBOR + 4.50%/Q)	10/5/2017	3	2.9	(2)(6)(13)
		First lien senior secured loan ($1.1 par due 10/2022)	6.49% (CIBOR + 4.50%/Q)	10/5/2017	1.2	1.1	(2)(6)(13)
					4.2	4
OTG Management, LLC (17)	Airport restaurant operator	First lien senior secured revolving loan ($10.0 par due 8/2021)	9.01% (Libor + 7.00%/Q)	8/26/2016	10	10.0	(2)(13)
		First lien senior secured loan ($23.6 par due 8/2021)	8.90% (Libor + 7.00%/Q)	8/26/2016	23.6	23.6	(2)(13)
		First lien senior secured loan ($97.8 par due 8/2021)	9.00% (Libor + 7.00%/Q)	8/26/2016	97.8	97.8	(2)(13)
		First lien senior secured loan ($6.4 par due 8/2021)	8.91% (Libor + 7.00%/Q)	10/10/2018	6.4	6.4	(2)(13)
		Senior subordinated loan ($33.9 par due 2/2022)	13.00% PIK	8/26/2016	33.8	33.9	(2)
		Class A preferred units (3,000,000 units)	14.50% PIK	8/26/2016	36.5	46.3	(2)
		Common units (3,000,000 units)		1/5/2011	3	9.9	(2)
		Warrant to purchase up to 7.73% of common units		6/19/2008	0.1	21.8	(2)
					211.2	249.7
Portillo's Holdings, LLC	Fast casual restaurant brand	Second lien senior secured loan ($34.0 par due 12/2024)	11.44% (Libor + 9.50%/Q)	11/27/2019	32.9	33.3	(2)(13)
Pyramid Management Advisors, LLC and Pyramid Investors, LLC (17)	Hotel operator	First lien senior secured revolving loan ($2.6 par due 7/2023)	7.55% (Libor + 5.75%/Q)	4/12/2018	2.6	2.6	(2)(13)(16)
		First lien senior secured loan ($16.9 par due 7/2023)	7.55% (Libor + 5.75%/M)	4/12/2018	16.9	16.9	(2)(13)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($1.5 par due 7/2023)	7.55% (Libor + 5.75%/M)	4/12/2018	1.5	1.5	(2)(13)
		Preferred membership units (996,833 units)		7/15/2016	1	1.3	(2)
					22	22.3
Spectra Finance, LLC (17)	Venue management and food and beverage provider	First lien senior secured revolving loan ($4.7 par due 4/2023)	5.75% (Libor + 4.00%/Q)	4/2/2018	4.7	4.7	(2)(13)(16)
		First lien senior secured loan ($3.4 par due 4/2024)	6.20% (Libor + 4.25%/Q)	4/2/2018	3.4	3.4	(2)(13)
					8.1	8.1
Spin HoldCo Inc.	Laundry service and equipment provider	Second lien senior secured loan ($154.2 par due 5/2023)	9.41% (Libor + 7.50%/Q)	5/14/2013	154.2	154.2	(2)(13)
Taymax Group, L.P., Taymax Group G.P., LLC, PF Salem Canada ULC and TCP Fit Parent, L.P. (17)	Planet Fitness franchisee	First lien senior secured revolving loan ($0.7 par due 7/2024)	6.12% (Libor + 4.25%/Q)	7/31/2018	0.7	0.7	(2)(13)(16)
		Class A units (35,374 units)		7/31/2018	3.6	5.1
					4.3	5.8
The Alaska Club Partners, LLC, Athletic Club Partners LLC and The Alaska Club, Inc. (17)	Premier health club operator	First lien senior secured loan ($15.5 par due 12/2024)	10.25% (Base Rate + 5.50%/Q)	12/16/2019	15.5	15.3	(2)(13)
WASH Multifamily Acquisition Inc. and Coinamatic Canada Inc.	Laundry service and equipment provider	First lien senior secured loan ($107.2 par due 5/2022)	6.44% (Libor + 4.75%/M)	8/1/2019	107.2	106.7	(2)(13)
		Second lien senior secured loan ($21.3 par due 5/2023)	8.80% (Libor + 7.00%/M)	5/14/2015	21.1	20.6	(2)(13)
		Second lien senior secured loan ($3.7 par due 5/2023)	8.80% (Libor + 7.00%/M)	5/14/2015	3.7	3.6	(2)(13)
					132.0	130.9
					964.4	954.3		12.78%
Consumer Durables & Apparel
Badger Sportswear Acquisition, Inc.	Provider of team uniforms and athletic wear	Second lien senior secured loan ($56.8 par due 3/2024)	11.55% (Libor + 9.75%/M)	9/6/2016	56.7	54.5	(2)(13)
CB Trestles OpCo, LLC (17)	Apparel retailer	First lien senior secured revolving loan ($2.1 par due 10/2024)	7.55% (Libor + 5.75%/M)	10/26/2018	2.1	2	(2)(13)
		First lien senior secured loan ($26.3 par due 10/2024)	7.68% (Libor + 5.75%/Q)	10/26/2018	26.3	25.2	(2)(13)
					28.4	27.2
Centric Brands Inc. (fka Differential Brands Group Inc.)	Designer, marketer and distributor of licensed and owned apparel	First lien senior secured loan ($57.8 par due 10/2023)	7.93% (Libor + 6.00%/Q)	10/29/2018	57.8	56.6	(2)(6)(13)
		Common stock (3,077,875 shares)		10/29/2018	24.6	16	(6)
					82.4	72.6
DRS Holdings III, Inc. and DRS Holdings I, Inc. (17)	Footwear and orthopedic foot-care brand	First lien senior secured revolving loan ($0.3 par due 11/2025)	7.56% (Libor + 5.75%/M)	11/1/2019	0.3	0.3	(2)(13)
		First lien senior secured loan ($30.4 par due 11/2025)	7.55% (Libor + 5.75%/M)	11/1/2019	30.4	30.1	(2)(13)
		Common stock (8,549 shares)		11/1/2019	8.5	8.5	(2)
					39.2	38.9
Feradyne Outdoors, LLC and Bowhunter Holdings, LLC	Provider of branded archery and bowhunting accessories	Common units (421 units)		4/24/2014	4.2	—	(2)
Implus Footcare, LLC	Provider of footwear and other accessories	First lien senior secured loan ($102.6 par due 4/2024)	8.20% (Libor + 6.25%/Q)	6/1/2017	102.6	99.6	(2)(13)
		First lien senior secured loan ($14.0 par due 4/2024)	8.20% (Libor + 6.25%/Q)	6/1/2017	14	13.6	(2)(13)
		First lien senior secured loan ($1.3 par due 4/2024)	8.20% (Libor + 6.25%/Q)	6/30/2016	1.3	1.2	(2)(13)
		First lien senior secured loan ($5.0 par due 4/2024)	8.20% (Libor + 6.25%/Q)	7/17/2018	5	4.8	(2)(13)
					122.9	119.2
Pelican Products, Inc.	Flashlights manufacturer	Second lien senior secured loan ($27.3 par due 5/2026)	9.49% (Libor + 7.75%/M)	5/4/2018	27.1	27.1	(2)(13)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
S Toys Holdings LLC (fka The Step2 Company, LLC) (5)	Toy manufacturer	Class B common units (126,278,000 units)		10/30/2014	—	0.2	(2)
		Common units (1,116,879 units)		4/1/2011	—	—
		Warrant to purchase up to 3,157,895 units		4/1/2010	—	—
					—	0.2
SHO Holding I Corporation	Manufacturer and distributor of slip resistant footwear	Second lien senior secured loan ($100.0 par due 4/2023)	10.43% (Libor + 8.50%/Q)	10/27/2015	98.9	85	(2)(13)
Shock Doctor, Inc. and Shock Doctor Holdings, LLC (4)(17)	Developer, marketer and distributor of sports protection equipment and accessories	First lien senior secured revolving loan ($1.9 par due 5/2024)	7.89% (Base Rate + 3.50%/M)	5/21/2019	1.9	1.9	(2)(13)
		First lien senior secured loan ($19.6 par due 5/2024)	6.71% (Libor + 4.75%/Q)	5/21/2019	19.5	19.6	(2)(13)
		Preferred units (14,591 units)	13.00% PIK	5/14/2019	1.6	1.6	(2)
		Class A preferred units (50,000 units)		3/14/2014	5	0.6	(2)
		Class C preferred units (50,000 units)		4/22/2015	5	0.6	(2)
					33	24.3
Simpson Performance Products, Inc.	Provider of motorsports safety equipment	First lien senior secured loan ($28.3 par due 2/2023)	8.20% (Libor + 6.26%/Q)	2/20/2015	28.3	28.3	(2)(13)
Singer Sewing Company, SVP-Singer Holdings, LLC and SVP-Singer Holdings LP (5)(17)	Manufacturer of consumer sewing machines	First lien senior secured revolving loan ($71.9 par due 3/2023)	11.10% (Libor + 9.00%/Q)	7/26/2017	71.9	71.9	(2)(13)(16)
		First lien senior secured loan ($193.3 par due 3/2023)	5.00% (Libor + 3.09%/Q)	7/26/2017	174.6	158.3	(2)(13)
		Class A common units (6,500,000 units)		7/26/2017	—	—	(2)
					246.5	230.2
Totes Isotoner Corporation and Totes Ultimate Holdco, Inc. (4)	Designer, marketer, and distributor of rain and cold weather products	First lien senior secured loan ($2.2 par due 12/2024)	7.79% (Libor + 6.00%/Q)	12/23/2019	2.2	2.2	(2)(13)
		First lien senior secured loan ($1.6 par due 6/2024)	5.79% (Libor + 4.00%/M)	12/23/2019	1.6	1.6	(2)(13)
		Common stock (861,000 shares)		12/23/2019	6	6	(2)
					9.8	9.8
Varsity Brands Holding Co., Inc. and BCPE Hercules Holdings, LP	Leading manufacturer and distributor of textiles, apparel & luxury goods	Second lien senior secured loan ($21.1 par due 12/2025)	10.05% (Libor + 8.25%/M)	7/30/2018	21.1	21.1	(2)(13)
		Second lien senior secured loan ($122.7 par due 12/2025)	10.05% (Libor + 8.25%/M)	12/15/2017	122.7	122.7	(2)(13)
		Class A units (1,400 units)		7/30/2018	1.4	1.2	(2)
					145.2	145
					922.6	862.3		11.55%
Diversified Financials
Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($23.8 par due 8/2022)	11.44% (Libor + 9.75%/M)	5/10/2012	23.8	23.8	(2)(13)
DFC Global Facility Borrower III LLC (17)	Non-bank provider of alternative financial services	First lien senior secured revolving loan ($120.8 par due 9/2024)	12.44% (Libor + 10.75%/M)	8/9/2019	120.8	120.2	(2)(6)(13)
Financial Asset Management Systems, Inc. and FAMS Holdings, Inc. (4)	Debt collection services provider	Common stock (180 shares)		1/11/2017	—	—	(2)
Green Street Parent, LLC and Green Street Intermediate Holdings, LLC (17)	Provider of REIT research data and analytics	First lien senior secured loan ($3.5 par due 8/2026)	7.05% (Libor + 5.25%/M)	8/27/2019	3.5	3.5	(2)
Ivy Hill Asset Management, L.P. (5)	Asset management services	Member interest (100.00% interest)		6/15/2009	444	520.7	(6)
Javlin Three LLC, Javlin Four LLC, and Javlin Five LLC	Asset-backed financial services company	First lien senior secured loan ($16.0 par due 6/2017)		6/24/2014	13.4	3.4	(2)(6)(12)
Joyce Lane Capital LLC and Joyce Lane Financing SPV LLC (fka Ciena Capital LLC) (5)(17)	Specialty finance company	First lien senior secured loan ($0.6 par due 12/2022)	5.95% (Libor + 4.00%/Q)	12/27/2018	0.6	0.6	(2)(6)
		Equity interests		11/29/2010	12.7	2.9	(2)(6)
					13.3	3.5

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
LS DE LLC and LM LSQ Investors LLC	Asset based lender	Senior subordinated loan ($37.0 par due 3/2024)	10.5%	6/25/2015	37	37	(2)(6)
		Senior subordinated loan ($3.0 par due 6/2021)	10.5%	6/15/2017	3	3	(2)(6)
		Membership units (3,275,000 units)		6/25/2015	3.3	4.9	(6)
					43.3	44.9
Rialto Management Group, LLC (17)	Investment and asset management platform focused on real estate	First lien senior secured revolving loan	—	11/30/2018	—	—	(6)(15)
		First lien senior secured loan ($0.9 par due 12/2024)	6.30% (Libor + 4.50%/M)	11/30/2018	0.9	0.9	(2)(6)
					0.9	0.9
TA/WEG Holdings, LLC (17)	Wealth management and financial planning firm	First lien senior secured revolving loan ($0.2 par due 10/2025)	7.77% (Libor + 6.00%/M)	10/2/2019	0.2	0.2	(2)
		First lien senior secured loan ($9.5 par due 10/2025)	7.69% (Libor + 6.00%/M)	10/2/2019	9.5	9.4	(2)
					9.7	9.6
The Ultimus Group Midco, LLC, The Ultimus Group, LLC, and The Ultimus Group Aggregator, LP (17)	Provider of asset-servicing capabilities for fund managers	First lien senior secured revolving loan ($1.9 par due 2/2024)	8.25% (Base Rate + 3.50%/Q)	2/1/2019	1.9	1.8	(2)
		First lien senior secured loan ($38.6 par due 2/2026)	6.30% (Libor + 4.50%/M)	2/1/2019	38.6	37.8	(2)(13)
		Class A units (1,443 units)	8.00% PIK	2/1/2019	1.5	1.5	(2)
		Class A units (245 units)		2/1/2019	0.2	—
		Class B units (2,167,424 units)		2/1/2019	—	—	(2)
		Class B units (245,194 units)		2/1/2019	—	—
					42.2	41.1
					714.9	771.6		10.33%
Automobiles & Components
Dent Wizard International Corporation and DWH Equity Investors, L.P.	Automotive reconditioning services	Second lien senior secured loan ($45.0 par due 10/2022)	9.80% (Libor + 8.00%/M)	4/7/2015	45	45	(2)(13)
		Class A common stock (10,000 shares)		4/7/2015	0.1	0.7	(2)
		Class B common stock (20,000 shares)		4/7/2015	0.2	1.4	(2)
					45.3	47.1
Eckler Industries, Inc. and Eckler Purchaser LLC (5)(17)	Restoration parts and accessories provider for classic automobiles	First lien senior secured revolving loan ($5.2 par due 5/2022)	12.00% PIK	7/12/2012	5.2	4.4	(2)
		First lien senior secured loan ($20.6 par due 5/2022)	12.00% PIK	7/12/2012	20.6	17.5	(2)
		Class A common units (67,972 units)		7/12/2012	16.4	—	(2)
					42.2	21.9
GB Auto Service Holdings, LLC (17)	Automotive parts and repair services retailer	First lien senior secured revolving loan ($3.0 par due 10/2024)	8.22% (Libor + 6.50%/M)	10/19/2018	3	3	(2)(13)
		First lien senior secured loan ($22.2 par due 10/2024)	8.30% (Libor + 6.50%/M)	10/19/2018	22.2	21.9	(2)(13)
		First lien senior secured loan ($27.2 par due 10/2024)	8.30% (Libor + 6.50%/M)	10/19/2018	27.2	26.9	(2)(13)
		Common units (4,084,227 units)		10/19/2018	5.2	5.5	(2)
					57.6	57.3
Mac Lean-Fogg Company and MacLean-Fogg Holdings, L.L.C. (17)	Manufacturer and supplier for the power utility and automotive markets worldwide	First lien senior secured revolving loan ($0.0 par due 12/2023)	4.78% (Libor + 2.50%/Q)	12/21/2018	—	—	(2)
		First lien senior secured loan ($154.5 par due 12/2025)	6.80% (Libor + 5.00%/M)	12/21/2018	153.9	153	(2)
		First lien senior secured loan ($11.6 par due 12/2025)	6.80% (Libor + 5.00%/M)	12/21/2018	11.6	11.5	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(5)(9)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Preferred units (59,453 units)	4.50% Cash, 9.25% PIK	10/9/2015	69.6	69.6
					235.1	234.1
Mavis Tire Express Services Corp. and Mavis Tire Express Services TopCo, L.P. (17)	Auto parts retailer	Second lien senior secured loan ($153.9 par due 3/2026)	9.29% (Libor + 7.50%/M)	3/20/2018	152.0	152.4	(2)(13)
		Second lien senior secured loan ($1.4 par due 3/2026)	9.29% (Libor + 7.50%/M)	3/20/2018	1.4	1.4	(2)(13)
		Class A units (12,400,000 units)		3/20/2018	12.4	11.8	(2)
					165.8	165.6
SK SPV IV, LLC	Collision repair site operator	Series A common stock (12,500 units)		8/18/2014	0.6	1.5	(2)
		Series B common stock (12,500 units)		8/18/2014	0.6	1.5	(2)
					1.2	3.0
Wand Newco 3, Inc. (dba Caliber Collision)	Collision repair company	Second lien senior secured loan ($180.2 par due 2/2027)	8.96% (Libor + 7.25%/M)	2/5/2019	177.4	180.2	(2)
					724.6	709.2		9.5%
Capital Goods
AEP Holdings, Inc. and Arrowhead Holdco Company	Distributor of non-discretionary, mission-critical aftermarket replacement parts	First lien senior secured loan ($26.6 par due 8/2021)	7.91% (Libor + 6.00%/Q)	6/28/2018	27.2	25.3	(2)(13)
		Common stock (3,467 shares)		8/31/2015	3.5	2.4	(2)
					30.7	27.7
Cadence Aerospace, LLC (17)	Aerospace precision components manufacturer	First lien senior secured revolving loan ($5.0 par due 11/2022)	9.90% (Base Rate + 5.50%/Q)	11/14/2017	5.0	4.9	(2)(13)(16)
		First lien senior secured loan ($31.9 par due 11/2023)	8.43% (Libor + 6.50%/Q)	11/14/2017	31.6	31.9	(2)(13)
		First lien senior secured loan ($12.1 par due 11/2023)	8.43% (Libor + 6.50%/Q)	10/31/2019	12.1	12.1	(2)(13)
		First lien senior secured loan ($9.9 par due 11/2023)	8.43% (Libor + 6.50%/Q)	7/5/2018	9.9	9.9	(2)(13)
					58.6	58.8
Creation Holdings Inc. (17)	Manufacturer of electrical systems	First lien senior secured revolving loan	—	8/15/2019	—	—	(6)(15)
		First lien senior secured loan ($35.8 par due 8/2025)	7.50% (Libor + 5.75%/Q)	8/15/2019	35.5	35.4	(2)(6)(13)
					35.5	35.4
DFS Holding Company, Inc.	Distributor of maintenance, repair, and operations parts, supplies, and equipment to the foodservice industry	First lien senior secured loan ($177.4 par due 2/2022)	7.55% (Libor + 5.75%/M)	7/26/2017	177.4	175.6	(2)(13)
		First lien senior secured loan ($4.6 par due 3/2022)	7.55% (Libor + 5.75%/M)	3/1/2017	4.6	4.5	(2)(13)
					182.0	180.1
ESCP PPG Holdings, LLC (4)	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	Class A units (3,500,000 units)		12/14/2016	3.5	2.9	(2)
Flow Control Solutions, Inc. (17)	Distributor and manufacturer of flow control systems components	First lien senior secured loan ($10.9 par due 11/2024)	7.20% (Libor + 5.25%/Q)	11/21/2018	10.9	10.9	(2)(13)
Harvey Tool Company, LLC (17)	Manufacturer of cutting tools used in the metalworking industry	First lien senior secured revolving loan	—	10/12/2017	—	—	(15)
		First lien senior secured loan ($30.3 par due 10/2024)	6.70% (Libor + 4.75%/Q)	10/12/2017	30.3	30.3	(2)(13)
		Second lien senior secured loan ($43.7 par due 10/2025)	10.50% (Libor + 8.50%/Q)	10/12/2017	43.7	43.7	(2)(13)
					74.0	74.0
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation (5)	Provider of high-speed intelligent document scanning hardware and software	Senior subordinated loan ($8.3 par due 6/2022)	14.00%	1/3/2017	8.2	8.3	(2)
		Senior subordinated loan ($8.3 par due 6/2022)	14.00%	1/3/2017	8.2	8.3	(2)
		Series A preferred stock (66,424,135 shares)		1/3/2017	—	17.7

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
Retailing and Distribution
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

(3)	Investments without an interest rate are non-income producing.

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
______________________________________________________________________

*Together with Varagon Capital Partners (“Varagon”) and its clients, the Company has co-invested through the Senior Direct Lending Program, LLC (d/b/a the “Senior Direct Lending Program” or the “SDLP”). The SDLP has been capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SDLP must be approved by an investment committee of the SDLP consisting of representatives of the Company and Varagon (with approval from a representative of each required); therefore, although the Company owns more than

25% of the voting securities of the SDLP, the Company does not believe that it has control over the SDLP (for purposes of the Investment Company Act or otherwise) because, among other things, these “voting securities” do not afford the Company the right to elect directors of the SDLP or any other special rights (see Note 4).

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

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Total net adjusted unfunded revolving and delayed draw commitments
1A Smart Start LLC	$3.5	$(0.6)	$2.9	$—	$2.9
42 North Dental, LLC	5.0	—	5.0	—	5.0
A.U.L. Corp.	1.2	—	1.2	—	1.2
Accommodations Plus Technologies LLC	4.1	—	4.1	—	4.1
Achilles Acquisition LLC	20.1	(5.7)	14.4	—	14.4
ADCS Clinics Intermediate Holdings, LLC	5.0	(1.8)	3.2	—	3.2
ADG, LLC	13.6	(11.9)	1.7	—	1.7
Alcami Corporation	29.0	(2.9)	26.1	—	26.1
AMCP Clean Intermediate, LLC	6.1	(2.2)	3.9	—	3.9
Anaqua Parent Holdings, Inc.	4.9	—	4.9	—	4.9
Apptio, Inc.	4.2	—	4.2	—	4.2
AQ Sunshine, Inc.	0.9	(0.1)	0.8	—	0.8
Athenahealth, Inc.	33.1	—	33.1	—	33.1
Atlas Intermediate III, L.L.C.	0.1	—	0.1	—	0.1
Avetta, LLC	7.0	—	7.0	—	7.0
Bambino CI Inc.	8.5	(5.7)	2.8	—	2.8
Bearcat Buyer, Inc.	16.4	—	16.4	—	16.4
Belfor Holdings, Inc.	25.0	(2.5)	22.5	—	22.5
Birch Permian, LLC	14.5	—	14.5	—	14.5
Blue Angel Buyer 1, LLC	7.2	—	7.2	—	7.2
Blue Campaigns Intermediate Holding Corp.	3.0	—	3.0	—	3.0
Bragg Live Food Products LLC	4.4	—	4.4	—	4.4
Cadence Aerospace, LLC	14.4	(5.2)	9.2	—	9.2
Capstone Logistics Acquisition, Inc.	2.0	(1.2)	0.8	—	0.8
CB Trestles OpCo, LLC	32.2	(2.1)	30.1	—	30.1
CCS-CMGC Holdings, Inc.	12.0	(8.6)	3.4	—	3.4
Center for Autism and Related Disorders, LLC	8.5	(0.7)	7.8	—	7.8
Clearwater Analytics, LLC	5.0	—	5.0	—	5.0
Command Alkon Incorporated	4.4	(1.6)	2.8	—	2.8
Comprehensive EyeCare Partners, LLC	3.7	(0.4)	3.3	—	3.3
Concert Golf Partners Holdco LLC	5.3	(0.2)	5.1	—	5.1
Cority Software Inc.	0.1	—	0.1	—	0.1
Cozzini Bros., Inc.	15.0	(6.5)	8.5	—	8.5
Creation Holdings Inc.	19.9	(0.1)	19.8	—	19.8
Crown Health Care Laundry Services, Inc.	13.0	(1.0)	12.0	—	12.0
CST Buyer Company	6.1	—	6.1	—	6.1
CVP Holdco, Inc.	35.9	(0.1)	35.8	—	35.8
D4C Dental Brands, Inc.	5.0	(0.8)	4.2	—	4.2
DCA Investment Holding, LLC	5.8	(1.7)	4.1	—	4.1
DecoPac, Inc.	8.1	—	8.1	—	8.1
DFC GLOBAL FACILITY BORROWER III LLC	152.5	(120.8)	31.7	—	31.7
Display Holding Company, Inc.	2.3	—	2.3	—	2.3
Dorner Holding Corp.	3.3	—	3.3	—	3.3
DRB Holdings, LLC	9.9	—	9.9	—	9.9
DRS Holdings III, Inc.	6.8	(0.3)	6.5	—	6.5
DTI Holdco, Inc.	8.8	(1.8)	7.0	—	7.0
Eckler Industries, Inc.	5.9	(5.2)	0.7	(0.7)	—
Elemica Parent, Inc.	15.6	(1.4)	14.2	—	14.2
Emergency Communications Network, LLC	6.5	(6.5)	—	—	—
EP Purchaser, LLC.	22.4	—	22.4	—	22.4
Episerver, Inc.	9.5	—	9.5	—	9.5
Evolent Health LLC	44.8	—	44.8	—	44.8
Ferraro Fine Foods Corp.	8.0	—	8.0	—	8.0

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Total net adjusted unfunded revolving and delayed draw commitments
Flinn Scientific, Inc.	10.0	—	10.0	—	10.0
Flow Control Solutions, Inc.	14.4	—	14.4	—	14.4
FM:Systems Group, LLC	1.5	—	1.5	—	1.5
Foundation Risk Partners, Corp.	73.2	(4.2)	69.0	—	69.0
FS Squared Holding Corp.	11.2	(1.3)	9.9	—	9.9
FWR Holding Corporation	4.4	(1.8)	2.6	—	2.6
Garden Fresh Restaurant Corp.	7.5	(5.2)	2.3	—	2.3
GB Auto Service, Inc.	7.1	(3.0)	4.1	—	4.1
Genesis Acquisition Co.	9.5	(0.5)	9.0	—	9.0
GraphPAD Software, LLC	1.1	—	1.1	—	1.1
Green Street Parent, LLC	0.3	—	0.3	—	0.3
GTCR-Ultra Holdings III, LLC and GTCR-Ultra Holdings LLC	2.0	—	2.0	—	2.0
HAI Acquisition Corporation	19.0	—	19.0	—	19.0
Harvey Tool Company, LLC	13.5	(0.1)	13.4	—	13.4
Help/Systems Holdings, Inc.	15.0	—	15.0	—	15.0
Hometown Food Company	3.9	—	3.9	—	3.9
Huskies Parent, Inc.	3.3	(1.0)	2.3	—	2.3
Hygiena Borrower LLC	12.4	—	12.4	—	12.4
IMIA Holdings, Inc.	9.9	(0.4)	9.5	—	9.5
Infilaw Corporation	5.7	(5.7)	—	—	—
Infinite Electronics International, Inc.	3.0	—	3.0	—	3.0
Infogix, Inc.	5.2	(2.0)	3.2	—	3.2
IntraPac International LLC	19.2	(7.7)	11.5	—	11.5
Invoice Cloud, Inc.	18.3	(0.9)	17.4	—	17.4
Ioxus, Inc.	0.8	(0.4)	0.4	—	0.4
JDC Healthcare Management, LLC	4.0	(4.0)	—	—	—
Jim N Nicks Management LLC	4.8	(2.8)	2.0	—	2.0
Joyce Lane Financing SPV LLC	1.4	—	1.4	—	1.4
K2 Insurance Services, LLC	15.2	—	15.2	—	15.2
Kaufman, Hall & Associates, LLC	8.0	—	8.0	—	8.0
KBHS Acquisition, LLC (d/b/a Alita Care, LLC)	5.0	(2.0)	3.0	—	3.0
Kellermeyer Bergensons Services, LLC	16.0	—	16.0	—	16.0
Kene Acquisition, Inc.	19.1	(0.1)	19.0	—	19.0
Key Surgical LLC	2.8	—	2.8	—	2.8
KHC Holdings, Inc.	6.9	(3.3)	3.6	—	3.6
Laboratories Bidco LLC	9.5	—	9.5	—	9.5
Mac Lean-Fogg Company	7.8	—	7.8	—	7.8
Masergy Holdings, Inc.	2.5	(0.4)	2.1	—	2.1
Mavis Tire Express Services Corp.	34.6	—	34.6	—	34.6
MB2 Dental Solutions, LLC	4.6	(4.6)	—	—	—
McKenzie Creative Brands, LLC	4.5	(1.7)	2.8	—	2.8
Micromeritics Instrument Corp.	4.1	(2.7)	1.4	—	1.4
Minerva Surgical, Inc.	9.9	—	9.9	—	9.9
Ministry Brands, LLC	10.9	(2.2)	8.7	—	8.7
Movati Athletic (Group) Inc.	1.9	—	1.9	—	1.9
MSHC, Inc.	21.4	(1.0)	20.4	—	20.4
MW Dental Holding Corp.	10.0	(10.0)	—	—	—
n2y Holding, LLC	0.1	—	0.1	—	0.1
National Intergovernmental Purchasing Alliance Company	9.0	(6.9)	2.1	—	2.1
Navisun LLC	25.0	—	25.0	—	25.0
NECCO Holdings, Inc.	25.0	(19.9)	5.1	(5.1)	—
Nelipak Holding Company	0.6	(0.2)	0.4	—	0.4
NM GRC HOLDCO, LLC	0.7	—	0.7	—	0.7
NMC Skincare Intermediate Holdings II, LLC	15.7	(4.5)	11.2	—	11.2
NMN Holdings III Corp	12.5	—	12.5	—	12.5

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Total net adjusted unfunded revolving and delayed draw commitments
Nordco Inc.	10.0	—	10.0	—	10.0
NueHealth Performance, LLC	7.0	—	7.0	—	7.0
Olympia Acquisition, Inc.	51.9	—	51.9	—	51.9
OTG Management, LLC	13.2	(10.0)	3.2	—	3.2
Park Place Technologies, LLC	5.4	—	5.4	—	5.4
Pathway Vet Alliance LLC	36.5	(0.2)	36.3	—	36.3
PaySimple, Inc.	9.3	—	9.3	—	9.3
PDI TA Holdings, Inc.	16.8	(7.6)	9.2	—	9.2
Pegasus Global Enterprise Holdings, LLC	17.4	(9.7)	7.7	—	7.7
Perforce Software, Inc.	0.5	—	0.5	—	0.5
Petroleum Service Group LLC	21.9	(0.2)	21.7	—	21.7
Premise Health Holding Corp.	40.0	(1.6)	38.4	—	38.4
Pyramid Management Advisors, LLC	17.3	(2.6)	14.7	—	14.7
QC Supply, LLC	10.0	(10.0)	—	—	—
QF Holdings, Inc.	5.0	—	5.0	—	5.0
Radius Aerospace, Inc.	2.8	(0.2)	2.6	—	2.6
Raptor Technologies, LLC	4.7	—	4.7	—	4.7
Reddy Ice Holdings, Inc.	7.7	—	7.7	—	7.7
Retriever Medical/Dental Payments LLC	3.5	—	3.5	—	3.5
Revint Intermediate II, LLC	12.1	(7.2)	4.9	—	4.9
Rialto Management Group, LLC	1.0	(0.2)	0.8	—	0.8
RMP Group, Inc.	1.8	(0.6)	1.2	—	1.2
RSC Acquisition, Inc.	11.9	—	11.9	—	11.9
SCM Insurance Services Inc.	4.2	(3.9)	0.3	—	0.3
SCSG EA Acquisition Company, Inc.	4.0	(0.2)	3.8	—	3.8
SecurAmerica, LLC	11.2	—	11.2	—	11.2
Securelink, Inc	3.0	—	3.0	—	3.0
Severin Acquisition, LLC	9.0	—	9.0	—	9.0
SFE Intermediate HoldCo LLC	10.2	—	10.2	—	10.2
Shift PPC LLC	2.5	—	2.5	—	2.5
Shock Doctor, Inc. and Shock Doctor Holdings, LLC	2.5	(1.9)	0.6	—	0.6
Singer Sewing Company	90.0	(73.2)	16.8	—	16.8
SiroMed Physician Services, Inc.	7.1	—	7.1	—	7.1
Siteworx, LLC	1.5	(1.5)	—	—	—
SM Wellness Holdings, Inc.	11.1	(4.4)	6.7	—	6.7
Sonny's Enterprises, LLC	3.6	—	3.6	—	3.6
SOS Security Holdings, LLC	2.7	(2.7)	—	—	—
Sovos Brands Intermediate, Inc.	4.3	—	4.3	—	4.3
SpareFoot, LLC	1.4	(0.8)	0.6	—	0.6
Sparta Systems, Inc.	6.5	—	6.5	—	6.5
Spectra Finance, LLC	24.1	(4.8)	19.3	—	19.3
Storm UK Holdco Limited and Storm US Holdco Inc.	1.1	(0.6)	0.5	—	0.5
Sunk Rock Foundry Partners LP	7.5	(4.0)	3.5	—	3.5
Sunshine Sub, LLC	5.8	—	5.8	—	5.8
Symmetry Surgical Inc.	3.1	—	3.1	—	3.1
Synergy HomeCare Franchising, LLC	4.2	—	4.2	—	4.2
TA/WEG Holdings, LLC	4.3	(0.2)	4.1	—	4.1
Taymax Group Holdings, LLC	1.6	(0.7)	0.9	—	0.9
TDG Group Holding Company	14.6	—	14.6	—	14.6
Teasdale Foods, Inc.	0.8	(0.1)	0.7	—	0.7
Telestream Holdings Corporation	2.3	(0.1)	2.2	—	2.2
TerSera Therapeutics LLC	0.1	—	0.1	—	0.1
The Alaska Club Partners, LLC	3.0	—	3.0	—	3.0
The Ultimate Software Group, Inc.	10.0	—	10.0	—	10.0

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Total net adjusted unfunded revolving and delayed draw commitments
The Ultimus Group Midco, LLC	6.9	(1.9)	5.0	—	5.0
THG Acquisition, LLC	22.1	—	22.1	—	22.1
TimeClock Plus, LLC	7.6	—	7.6	—	7.6
Touchstone Acquisition, Inc.	11.2	—	11.2	—	11.2
TWH Infrastructure Industries, Inc.	0.1	—	0.1	—	0.1
U.S. Acute Care Solutions, LLC	1.7	—	1.7	—	1.7
United Digestive MSO Parent, LLC	17.2	—	17.2	—	17.2
Vela Trading Technologies LLC	3.5	(2.0)	1.5	—	1.5
Verscend Holding Corp.	22.5	—	22.5	—	22.5
VLS Recovery Services, LLC	19.8	(0.3)	19.5	—	19.5
VRC Companies, LLC	3.6	(0.8)	2.8	—	2.8
WatchFire Enterprises, Inc.	2.0	—	2.0	—	2.0
WebPT, Inc.	6.1	—	6.1	—	6.1
West Dermatology, LLC	11.5	(1.0)	10.5	—	10.5
WIRB - Copernicus Group, Inc.	3.0	—	3.0	—	3.0
WSHP FC Acquisition LLC	11.3	—	11.3	—	11.3
XIFIN, Inc.	4.6	(0.7)	3.9	—	3.9
Zemax Software Holdings, LLC	4.1	—	4.1	—	4.1
Zywave, Inc.	10.5	(3.5)	7.0	—	7.0
	$2,008.7	$(459.5)	$1,549.2	$(5.8)	$1,543.4

(18)	As of December 31, 2019, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

(in millions) Company	Total private equity commitments	Less: funded private equity commitments	Total unfunded private equity commitments	Less: private equity commitments substantially at the discretion of the Company	Total net adjusted unfunded private equity commitments
Partnership Capital Growth Investors III, L.P.	$5.0	$(5.0)	$—	$—	$—
PCG-Ares Sidecar Investment, L.P. and PCG-Ares Sidecar Investment II, L.P.	50.0	(12.4)	37.6	(37.6)	—
Piper Jaffray Merchant Banking Fund I, L.P.	2.0	(2.0)	—	—	—
European Capital UK SME Debt LP	59.6	(49.5)	10.1	(10.1)	—
	$116.6	$(68.9)	$47.7	$(47.7)	$—

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
As of March 31, 2020
(in millions, except per share data)
(unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Undistributed (Overdistributed) Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	426	$—	$7,173	$127	$7,300
Issuance of Convertible Unsecured Notes (See Note 5)	—	—	4	—	4
Net investment income	—	—	—	201	201
Net realized gains on investments, foreign currency and other transactions	—	—	—	56	56
Net unrealized losses on investments, foreign currency and other transactions	—	—	—	(43)	(43)
Dividends declared and payable ($0.42 per share)	—	—	—	(179)	(179)
Balance at March 31, 2019	426	$—	$7,177	$162	$7,339
Shares issued in connection with dividend reinvestment plan	1	—	8	—	8
Net investment income	—	—	—	208	208
Net realized gains on investments, foreign currency and other transactions	—	—	—	21	21
Net unrealized losses on investments, foreign currency and other transactions	—	—	—	(29)	(29)
Dividends declared and payable ($0.42 per share)	—	—	—	(179)	(179)
Balance at June 30, 2019	427	$—	$7,185	$183	$7,368
Shares issued in connection with dividend reinvestment plan	—	—	9	—	9
Net investment income	—	—	—	212	212
Net realized losses on investments, foreign currency and other transactions	—	—	—	(63)	(63)
Net unrealized gains on investments, foreign currency and other transactions	—	—	—	26	26
Dividends declared and payable ($0.42 per share)	—	—	—	(179)	(179)
Balance at September 30, 2019	427	$—	$7,194	$179	$7,373
Issuance of common stock, net of offering and underwriting costs	4	—	64	—	64
Shares issued in connection with dividend reinvestment plan	—	—	7	—	7
Net investment income	—	—	—	190	190
Net realized losses on investments, foreign currency transactions, extinguishment of debt and other assets	—	—	—	(79)	(79)
Net unrealized gains on investments, foreign currency and other transactions	—	—	—	93	93
Dividends declared and payable ($0.42 per share)	—	—	—	(181)	(181)
Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	495	(495)	—
Balance at December 31, 2019	431	$—	$7,760	$(293)	$7,467
Repurchases of common stock	(8)	—	(100)	—	(100)
Net investment income	—	—	—	234	234
Net realized gains on investments, foreign currency and other transactions	—	—	—	34	34
Net unrealized losses on investments, foreign currency and other transactions	—	—	—	(880)	(880)
Dividends declared and payable ($0.40 per share)	—	—	—	(172)	(172)
Balance at March 31, 2020	423	$—	$7,660	$(1,077)	$6,583

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(unaudited)

	For the Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES:
Net increase (decrease) in stockholders’ equity resulting from operations	$(612)	$214
Adjustments to reconcile net increase (decrease) in stockholders’ equity resulting from operations:
Net realized gains on investments, foreign currency and other transactions	(34)	(56)
Net unrealized losses on investments, foreign currency and other transactions	880	43
Net accretion of discount on investments	(1)	(3)
PIK interest and dividends	(42)	(30)
Amortization of debt issuance costs	5	4
Net accretion of discount on notes payable	2	2
Proceeds from sales and repayments of investments and other transactions	1,031	1,320
Purchases of investments	(1,781)	(1,925)
Changes in operating assets and liabilities:
Interest receivable	6	(23)
Other assets	2	9
Operating lease right-of-use asset	—	(105)
Payable to participants	646	26
Base management fees payable	1	4
Income based fees payable	(4)	2
Capital gains incentive fees payable	(58)	(48)
Interest and facility fees payable	(16)	(39)
Accounts payable and other liabilities	(8)	(47)
Operating lease liabilities	(2)	137
Net cash provided by (used in) operating activities	15	(515)
FINANCING ACTIVITIES:
Borrowings on debt	2,875	3,636
Repayments and repurchases of debt	(1,657)	(2,649)
Debt issuance costs	(22)	(17)
Dividends paid	(172)	(179)
Repurchases of common stock	(100)	—
Net cash provided by financing activities	924	791
CHANGE IN CASH, RESTRICTED CASH AND CASH EQUIVALENTS	939	276
CASH, RESTRICTED CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	176	296
CASH, RESTRICTED CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,115	$572
Supplemental Information:
Interest paid during the period	$85	$95
Taxes, including excise tax, paid during the period	$16	$14
Dividends declared and payable during the period	$172	$179

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2020
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

Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2020.

The Company reclassified certain prior period amounts in the accompanying consolidated balance sheet to conform to our current period presentation. These reclassifications had no impact on prior periods’ net earnings or stockholders’ equity.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include funds from time to time deposited with financial institutions and short-term, liquid investments in a money market account. Cash and cash equivalents are carried at cost which approximates fair value. As of March 31, 2020 and December 31, 2019, there was $24 and $22, respectively, of cash denominated in foreign currencies included within “cash and cash equivalents” in the accompanying consolidated balance sheet.

Restricted cash primarily relates to cash received by the Company on behalf of participating lenders as a result of the Company’s role as administrative agent for certain loans. The cash received is generally distributed to participating lenders shortly after the receipt of such cash.

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

As part of the valuation process, the Company may take into account the following types of factors, if relevant, in determining the fair value of the Company’s investments: the enterprise value of a portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, changes in the interest rate environment and the credit markets, which may affect the price at which similar investments would trade in their principal markets and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent sale occurs, the Company considers the pricing indicated by the external event to corroborate its valuation.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value (i.e., typically measured as enterprise value of the portfolio company) and is in the process of collection.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

Payment-in-Kind Interest and Dividends

The Company has loans and preferred equity securities in its portfolio that contain payment-in-kind (“PIK”) provisions. The PIK interest or dividends, computed at the contractual rate specified in each applicable agreement, is added to the principal balance of the loan or preferred equity security and recorded as interest or dividend income, respectively. The PIK income added to the principal balance is generally collected upon repayment of the outstanding principal. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year earned, even though the Company has not yet collected the cash.

Capital Structuring Service Fees and Other Income

In pursuit of the Company’s investment objective, the Company’s investment adviser seeks to provide assistance to its portfolio companies and in return the Company may receive fees for capital structuring services. These fees are fixed based on contractual terms, are generally only available to the Company as a result of the Company’s underlying investments, are normally paid at the closing of the investments, are generally non-recurring and non-refundable and are recognized as revenue when earned upon closing of the investment. The services that the Company’s investment adviser provides vary by investment, but generally include reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from multiple equity investors, restructuring existing loans, raising equity and debt capital, and providing general financial advice, which concludes upon closing of the investment. Any services of the above nature subsequent to the closing would generally generate a separate fee payable to the Company. In certain instances where the Company is invited to participate as a co-lender in a transaction and does not provide significant services in connection with the investment, a portion of loan fees paid to the Company in such situations will be deferred and amortized over the contractual life of the loan.

Other income includes amendment fees that are fixed based on contractual terms and are generally non-recurring and non-refundable and are recognized as revenue when earned upon closing of the related transaction. Other income also includes fees for management and consulting services, agency services, loan guarantees, commitments, and other services rendered by the Company to portfolio companies. Such fees are fixed based on contractual terms and are recognized as income as services are rendered.

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

  Leases

The Company is obligated under a number of operating leases pursuant to which it is leasing office facilities from third parties with remaining terms ranging from approximately two to seven years. Such operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the accompanying consolidated balance sheets. The Company does not have any finance leases.

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

The Company may hold certain portfolio company investments through consolidated taxable subsidiaries. Such subsidiaries may be subject to U.S. federal and state corporate-level income taxes. These consolidated subsidiaries recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the tax basis of certain assets and liabilities and the reported amounts included in the accompanying consolidated balance sheet using the applicable statutory tax rates in effect for the year in which any such temporary differences are expected to reverse.

Dividends to Common Stockholders

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is determined by the Company’s board of directors each quarter and is generally based upon the earnings estimated by management and considers the level of undistributed taxable income carried forward from the prior year for distribution in the current year. Net realized capital gains, if any, are generally distributed, although the Company may decide to retain such capital gains for investment.

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

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. We are currently evaluating the impact of adopting ASU 2020-04 on our consolidated financial statements.

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

The base management fees, income based fees and capital gains incentive fees for the three months ended March 31, 2020 and 2019 were as follows:

	For the Three Months Ended March 31,
	2020	2019
Base management fees	$55	$49
Income based fees	$44	$48
Waiver of income based fees	—	(10)
Income based fees, net of the Fee Waiver	$44	$38
Capital gains incentive fees(1)	$(58)	$2

(1)	Calculated in accordance with GAAP as discussed below.

There was no capital gains incentive fee earned by the Company’s investment adviser as calculated under the investment advisory and management agreement for the three months ended March 31, 2020 and 2019, respectively. In addition, in accordance with GAAP, the Company had no cumulative capital gains incentive fee accrued as of March 31, 2020. As of March 31, 2020, there was no capital gains incentive fee actually payable under the investment advisory and management agreement. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation, net of any expense associated with cumulative unrealized capital depreciation or appreciation. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 20% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods. As of March 31, 2020, the Company has paid capital gains incentive fees since inception totaling $108. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

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

For the three months ended March 31, 2020 and 2019, the Company incurred $4 and $4, respectively, in administrative fees. As of March 31, 2020 and December 31, 2019, a total of $4 and $3, respectively, in administrative fees were unpaid and included in “accounts payable and other liabilities” in the accompanying consolidated balance sheet.

4.     INVESTMENTS

As of March 31, 2020 and December 31, 2019, investments consisted of the following:

	As of
	March 31, 2020		December 31, 2019
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans (2)	$7,394	$6,861	$6,606	$6,372
Second lien senior secured loans	4,350	4,026	4,439	4,334
Subordinated certificates of the SDLP (3)	923	831	909	909
Senior subordinated loans	905	884	815	822
Collateralized loan obligations	38	21	40	35
Preferred equity securities	792	663	815	728
Other equity securities	1,089	1,084	1,072	1,226
Total	$15,491	$14,370	$14,696	$14,426
________________________________________

(1)	The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, if any.

(2)
First lien senior secured loans include certain loans that the Company classifies as “unitranche” loans. The total amortized cost and fair value of the loans that the Company classified as “unitranche” loans were $2,157 and $2,017, respectively, as of March 31, 2020, and $1,959 and $1,885, respectively, as of December 31, 2019.

(3)
The proceeds from these certificates were applied to co-investments with Varagon and its clients to fund first lien senior secured loans to 22 and 23 different borrowers as of March 31, 2020 and December 31, 2019, respectively.

The Company uses Global Industry Classification Standards for classifying the industry groupings of its portfolio companies. The industrial and geographic compositions of the Company’s portfolio at fair value as of March 31, 2020 and December 31, 2019 were as follows:

	As of
	March 31, 2020	December 31, 2019
Industry
Health Care Services	18.9%	20.3%
Software & Services	14.4	12.9
Commercial & Professional Services	9.3	8.5
Power Generation	6.9	7.1
Consumer Services	6.5	6.6
Investment Funds and Vehicles(1)	6.3	7.0
Consumer Durables & Apparel	5.9	6.0
Diversified Financials	5.5	5.3
Automobiles & Components	4.7	4.9
Capital Goods	4.4	4.2
Insurance Services	3.4	3.2
Food & Beverage	2.6	2.3
Retailing and Distribution	2.3	1.9
Energy	2.3	3.3
Materials	1.7	1.8
Other	4.9	4.7
Total	100.0%	100.0%
________________________________________

(1)
Includes the Company’s investment in the SDLP, which had made first lien senior secured loans to 22 and 23 different borrowers as of March 31, 2020 and December 31, 2019, respectively. The portfolio companies in the SDLP are in industries similar to the companies in the Company’s portfolio.

	As of
	March 31, 2020	December 31, 2019
Geographic Region
Midwest	25.5%	27.3%
West (1)	23.8	23.7
Southeast	22.1	20.9
Mid Atlantic	17.8	17.0
Northeast	7.8	7.8
International	3.0	3.3
Total	100.0%	100.0%
________________________________________

(1)	Includes the Company’s investment in the SDLP, which represented 5.8% and 6.3% of the total investment portfolio at fair value as of March 31, 2020 and December 31, 2019, respectively.

As of March 31, 2020, loans on non-accrual status represented 3.1% and 1.7% of the total investments at amortized cost and at fair value, respectively. As of December 31, 2019, loans on non-accrual status represented 1.9% and 0.9% of the total investments at amortized cost and at fair value, respectively.

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

The Company provides capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. As of March 31, 2020 and December 31, 2019, the Company and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates.

As of March 31, 2020 and December 31, 2019, the Company and Varagon and its clients had agreed to make capital available to the SDLP of $6,150 and $6,150, respectively, in the aggregate, of which $1,444 and $1,444, respectively, is to be made available from the Company. The Company will continue to provide capital to the SDLP in the form of SDLP Certificates, and Varagon and its clients will provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP as discussed above. Below is a summary of the funded capital and unfunded capital commitments of the SDLP.

	As of
	March 31, 2020	December 31, 2019
Total capital funded to the SDLP(1)	$3,888	$3,899
Total capital funded to the SDLP by the Company(1)	$923	$909
Total unfunded capital commitments to the SDLP(2)	$328	$404
Total unfunded capital commitments to the SDLP by the Company(2)	$78	$94
___________________________________________________________________________
(1) At principal amount.

(2) These commitments to fund delayed draw loans have been approved by the investment committee of the SDLP and will be funded if and when conditions to funding such delayed draw loans are met.

The SDLP Certificates pay a coupon equal to LIBOR plus 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, after expenses, which may result in a return to the holders of the SDLP Certificates that is greater than the stated coupon. The SDLP Certificates are junior in right of payment to the senior notes and intermediate funding notes.

The amortized cost and fair value of the SDLP Certificates held by the Company were $923 and $831, respectively, as of March 31, 2020 and $909 and $909, respectively, as of December 31, 2019. The Company’s yield on its investment in the SDLP Certificates at amortized cost and fair value was 12.5% and 13.9%, respectively, as of March 31, 2020 and 14.5% and 14.5%, respectively, as of December 31, 2019. For the three months ended March 31, 2020 and 2019, the Company earned interest income of $31 and $27, respectively, from its investment in the SDLP Certificates. The Company is also entitled to certain fees in connection with the SDLP. For the three months ended March 31, 2020 and 2019, in connection with the SDLP, the Company earned capital structuring service and other fees totaling $1 and $4, respectively.

As of March 31, 2020 and December 31, 2019, the SDLP’s portfolio was comprised entirely of first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in the Company’s portfolio. As of March 31, 2020 and December 31, 2019, none of the loans were on non-accrual status. Below is a summary of the SDLP’s portfolio.

	As of
	March 31, 2020	December 31, 2019
Total first lien senior secured loans(1) (2)	$3,880	$3,892
Largest loan to a single borrower(1)	$347	$348
Total of five largest loans to borrowers(1)	$1,426	$1,391
Number of borrowers in the SDLP	22	23
Commitments to fund delayed draw loans(3)	$328	$404
___________________________________________________________________________

(1)	At principal amount.

(2)
First lien senior secured loans include certain loans that the SDLP classifies as “unitranche” loans. As of March 31, 2020 and December 31, 2019, the total principal amount of loans in the SDLP portfolio that the SDLP classified as “unitranche” loans was $3,632 and $3,643, respectively.

(3)	As discussed above, these commitments have been approved by the investment committee of the SDLP.

Selected financial information for the SDLP as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019, was as follows:

	As of
(in millions)	March 31, 2020	December 31, 2019
Selected Balance Sheet Information:
Investments at fair value (amortized cost of $3,880 and $3,892, respectively)	$3,676	$3,817
Other assets	96	92
Total assets	$3,772	$3,909

Senior notes	$2,741	$2,769
Intermediate funding notes	92	92
Other liabilities	81	63
Total liabilities	2,914	2,924
Subordinated certificates and members’ capital	858	985
Total liabilities and members’ capital	$3,772	$3,909

	For the Three Months Ended March 31,
(in millions)	2020	2019
Selected Statement of Operations Information:
Total interest and other income	$76	$67
Interest expense	34	33
Other expenses	4	3
Total expenses	38	36
Net investment income	38	31
Net realized and unrealized losses on investments	(145)	(9)
Net increase (decrease) in members’ capital resulting from operations	$(107)	$22

Ivy Hill Asset Management, L.P.

Ivy Hill Asset Management, L.P. (“IHAM”) is an asset management services company and an SEC-registered investment adviser. The Company has made investments in IHAM, its wholly owned portfolio company, and previously made investments in certain vehicles managed by IHAM. As of March 31, 2020, IHAM had assets under management of approximately $5.6 billion. As of March 31, 2020, IHAM managed 22 vehicles and served as the sub-manager/sub-servicer for two other vehicles (these vehicles managed or sub-managed/sub-serviced by IHAM are collectively referred to as the “IHAM Vehicles”). IHAM earns fee income from managing the IHAM Vehicles and has also invested in certain of these vehicles as part of its business strategy. The amortized cost of IHAM’s total investments as of March 31, 2020 and December 31, 2019 was $481 and $473, respectively. For the three months ended March 31, 2020 and 2019, IHAM had management and incentive fee income of $6 and $6, respectively, and other investment-related income of $17 and $13, respectively.

The amortized cost and fair value of the Company’s investment in IHAM was $444 and $491, respectively, as of March 31, 2020, and $444 and $521, respectively, as of December 31, 2019. For the three months ended March 31, 2020 and 2019, the Company received distributions from IHAM of $18 and $15, respectively.

 From time to time, IHAM or certain IHAM Vehicles may purchase investments from, or sell investments to, the Company. For any such sales or purchases by the IHAM Vehicles to or from the Company, the IHAM Vehicles must obtain approval from third parties unaffiliated with the Company or IHAM, as applicable. During the three months ended March 31, 2020 and 2019, IHAM or certain of the IHAM Vehicles purchased $32 and $302, respectively, of loans from the Company. For the three months ended March 31, 2020, the Company did not recognize any realized gains or losses from these sales. For the three months ended March 31, 2019, the Company recognized $1 of net realized losses from these sales. See Note 15 for a subsequent event relating to sales of loans to IHAM.

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

5.     DEBT

In accordance with the Investment Company Act, the Company is allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 150% after such borrowing. As of March 31, 2020, the aggregate principal amount outstanding of the senior securities issued by the Company was $8,274 and the Company’s asset coverage was 178%.

The Company’s outstanding debt as of March 31, 2020 and December 31, 2019 was as follows:

	As of
	March 31, 2020					December 31, 2019
	Total Aggregate Principal Amount Committed/ Outstanding(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding(1)	Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$3,605	(2)	$2,265	$2,265		$3,365	$2,250	$2,250
Revolving Funding Facility	1,525		913	913		1,275	638	638
SMBC Funding Facility	725	(3)	475	475		650	301	301
2022 Convertible Notes	388		388	379	(4)	388	388	377	(4)
2024 Convertible Notes	403		403	390	(4)	403	403	389	(4)
2022 Notes	600		600	597	(5)	600	600	597	(5)
2023 Notes	750		750	746	(6)	750	750	746	(6)
2024 Notes	900		900	895	(7)	900	900	895	(7)
March 2025 Notes	600		600	594	(8)	600	600	594	(8)
July 2025 Notes	750		750	740	(9)	—	—	—
2047 Notes	230		230	185	(10)	230	230	184	(10)
Total	$10,476		$8,274	$8,179		$9,161	$7,060	$6,971
______________________________________

(1)
Represents the total aggregate amount committed or outstanding, as applicable, under such instrument. Borrowings under the committed Revolving Credit Facility, Revolving Funding Facility and SMBC Funding Facility (each as defined below) are subject to borrowing base and other restrictions.

(2)	Provides for a feature that allows the Company, under certain circumstances, to increase the size of the Revolving Credit Facility (as defined below) to a maximum of $5,408.

(3)	Provides for a feature that allows ACJB (as defined below), under certain circumstances, to increase the size of the SMBC Funding Facility (as defined below) to a maximum of $1,000.

(4)
Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes (as defined below). As of March 31, 2020, the total unamortized debt issuance costs and the unaccreted discount for the 2022 Convertible Notes and the 2024 Convertible Notes (each as defined below) were $9 and $13, respectively. As of December 31, 2019, the total unamortized debt issuance costs and the unaccreted discount for the 2022 Convertible Notes and the 2024 Convertible Notes were $11 and $14, respectively.

(5)
Represents the aggregate principal amount outstanding of the 2022 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2022 Notes. As of March 31, 2020 and December 31, 2019, the total unamortized debt issuance costs and unaccreted discount was $3 and $3, respectively.

(6)
Represents the aggregate principal amount outstanding of the 2023 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2023 Notes. As of March 31, 2020 and December 31, 2019, the total unamortized debt issuance costs and unaccreted discount was $4 and $4, respectively.

(7)
Represents the aggregate principal amount outstanding of the 2024 Notes (as defined below), less unamortized debt issuance costs and the net unaccreted discount recorded upon the issuance of the 2024 Notes. As of March 31, 2020 and December 31, 2019, the total unamortized debt issuance costs and net unaccreted discount was $5 and $5, respectively.

(8)
Represents the aggregate principal amount outstanding of the March 2025 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the March 2025 Notes. As of March 31, 2020 and December 31, 2019, the total unamortized debt issuance costs and unaccreted discount was $6 and $6, respectively.

(9)
Represents the aggregate principal amount outstanding of the July 2025 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the July 2025 Notes. As of March 31, 2020, the total unamortized debt issuance costs and unaccreted discount was $10.

(10)
Represents the aggregate principal amount outstanding of the 2047 Notes (as defined below), less unamortized debt issuance costs and unaccreted discount recorded as part of the Allied Acquisition (as defined below). As of March 31, 2020 and December 31, 2019, the total unaccreted purchased discount was $45 and $46, respectively.

The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all the Company’s outstanding debt as of March 31, 2020 were 3.4% and 4.9 years, respectively, and as of December 31, 2019 were 3.9% and 4.7 years, respectively.

Revolving Credit Facility

The Company is party to a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), that allows the Company to borrow up to $3,605 at any one time outstanding. The Revolving Credit Facility consists of a $734 term loan tranche and a $2,871 revolving tranche. For $693 of the term loan tranche, the stated maturity date is March 30, 2025. For the remaining $41 of the term loan tranche, the stated maturity date is March 30, 2024. For $2,747 of the revolving tranche, the end of the revolving period and the stated maturity date are March 30, 2024 and March 30, 2025, respectively. For the remaining $124 of the revolving tranche, the end of the revolving period and the stated maturity date are March 30, 2023 and March 30, 2024, respectively. The Revolving Credit Facility also provides for a feature that allows the Company, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of $5,408. The Revolving Credit Facility generally requires payments of interest at the end of each LIBOR interest period, but no less frequently than quarterly, on LIBOR based loans, and monthly payments of interest on other loans. From the end of the applicable revolving period to the applicable stated maturity date, the Company is required to repay outstanding principal amounts under the Revolving Credit Facility on a monthly basis in an amount equal to 1/12th of the outstanding principal amount at the end of such revolving period.

Under the Revolving Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets (less total liabilities not representing indebtedness) to total indebtedness of the Company and its consolidated subsidiaries (subject to certain exceptions) of not less than 1.5:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Credit Facility. Amounts available to borrow under the Revolving Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets (based on their value as determined pursuant to the Revolving Credit Facility) that are pledged as collateral. As of March 31, 2020, the Company was in compliance in all material respects with the terms of the Revolving Credit Facility.

As of March 31, 2020 and December 31, 2019, there was $2,265 and $2,250 outstanding, respectively, under the Revolving Credit Facility. The Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $200 with the ability to increase by an incremental $100 on an uncommitted basis. As of March 31, 2020 and December 31, 2019, the Company had $67 and $61, respectively, in letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued. As of March 31, 2020, there was $1,273 available for borrowing (net of letters of credit issued) under the Revolving Credit Facility, subject to borrowing base restrictions.

The interest rate charged on the Revolving Credit Facility is based on an applicable spread of either 1.75% or 1.875% over LIBOR or 0.75% or 0.875% over an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility), in each case, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. The Revolving Credit Facility allows for borrowings to be made using one, two, three or six month LIBOR. As of March 31, 2020, the one, two, three and six month LIBOR was 0.99%, 1.26%, 1.45% and 1.18%, respectively. As of March 31, 2020, the interest rate in effect was LIBOR plus 1.75%. As of December 31, 2019, the one, two, three and six month LIBOR was 1.76%, 1.83%, 1.91% and 1.91%, respectively. As of December 31, 2019, the interest rate in effect was LIBOR plus 1.75%. In addition to the stated interest expense on the Revolving Credit Facility, the Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. The Company is also required to pay a letter of credit fee of either 2.00% or 2.125% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility.

In December 2017, the Company entered into a three-year interest rate swap agreement to effectively fix the interest rate in connection with $395 of the term loan tranche of the Revolving Credit Facility. See Note 6 for more information on the interest rate swap.

The Revolving Credit Facility is secured by certain assets in the Company’s portfolio and excludes investments held by Ares Capital CP under the Revolving Funding Facility and those held by ACJB (as defined below) under the SMBC Funding Facility (as defined below), each as described below, and certain other investments.

For the three months ended March 31, 2020 and 2019, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the Three Months Ended March 31,
	2020	2019
Stated interest expense	$17	$18
Credit facility fees	2	—
Amortization of debt issuance costs	1	1
Total interest and credit facility fees expense	$20	$19
Cash paid for interest expense	$19	$20
Average stated interest rate	3.53%	4.20%
Average outstanding balance	$1,927	$1,662

Revolving Funding Facility

The Company and the Company’s consolidated subsidiary, Ares Capital CP Funding LLC (“Ares Capital CP”), are party to a revolving funding facility (as amended, the “Revolving Funding Facility”), that allows Ares Capital CP to borrow up to $1,525 at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility are January 31, 2023 and January 31, 2025, respectively.

Amounts available to borrow under the Revolving Funding Facility are subject to a borrowing base that applies different advance rates to different types of assets held by Ares Capital CP. Ares Capital CP is also subject to limitations with respect to the loans securing the Revolving Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests and loans with fixed rates, as well as restrictions on portfolio company leverage, all of which may also affect the borrowing base and therefore amounts available to borrow. The Company and Ares Capital CP are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the agreements governing the Revolving Funding Facility. As of March 31, 2020, the Company and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

As of March 31, 2020 and December 31, 2019, there was $913 and $638 outstanding, respectively, under the Revolving Funding Facility. The interest rate charged on the Revolving Funding Facility is based on one month LIBOR plus 2.00% per annum or a “base rate” (as defined in the agreements governing the Revolving Funding Facility) plus 1.00% per annum. Ares Capital CP is also required to pay a commitment fee between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility.

For the three months ended March 31, 2020 and 2019, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Funding Facility were as follows:

	For the Three Months Ended March 31,
	2020	2019
Stated interest expense	$6	$6
Credit facility fees	1	1
Amortization of debt issuance costs	1	1
Total interest and credit facility fees expense	$8	$8
Cash paid for interest expense	$6	$7
Average stated interest rate	3.37%	4.50%
Average outstanding balance	$713	$530

SMBC Funding Facility

The Company and the Company’s consolidated subsidiary, Ares Capital JB Funding LLC (“ACJB”), are party to a revolving funding facility (as amended, the “SMBC Funding Facility”) with ACJB, as the borrower, and Sumitomo Mitsui Banking Corporation (“SMBC”), as the administrative agent and collateral agent, that allows ACJB to borrow up to $725 at any one time outstanding. The SMBC Funding Facility also provides for a feature that allows ACJB, subject to receiving certain consents, to increase the overall size of the SMBC Funding Facility to $1,000. The SMBC Funding Facility is secured by all of the assets held by ACJB. The end of the reinvestment period and the stated maturity date for the SMBC Funding Facility are September 10, 2022 and September 10, 2024, respectively. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement.

Amounts available to borrow under the SMBC Funding Facility are subject to a borrowing base that applies an advance rate to assets held by ACJB. ACJB is also subject to limitations with respect to the loans securing the SMBC Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests and loans with fixed rates, as well as restrictions on portfolio company leverage, all of which may also affect the borrowing base and therefore amounts available to borrow. The Company and ACJB are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the SMBC Funding Facility. As of March 31, 2020, the Company and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

As of March 31, 2020 and December 31, 2019, there was $475 and $301 outstanding, respectively, under the SMBC Funding Facility. The interest rate charged on the SMBC Funding Facility is based on an applicable spread of either 1.75% or 2.00% over one month LIBOR or 0.75% or 1.00% over a “base rate” (as defined in the agreements governing the SMBC Funding Facility), in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. As of March 31, 2020 and December 31, 2019, the interest rate in effect was one month LIBOR plus 1.75%. Since September 10, 2019, ACJB is required to pay a commitment fee of between 0.50% and 1.00% per annum depending on the size of the unused portion of the SMBC Funding Facility. Prior to and including September 10, 2019, ACJB was required to pay a commitment fee of between 0.35% and 0.875% per annum depending on the size of the unused portion of the SMBC Funding Facility.

For the three months ended March 31, 2020 and 2019, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SMBC Funding Facility were as follows:

	For the Three Months Ended March 31,
	2020	2019
Stated interest expense	$3	$3
Credit facility fees	1	—
Amortization of debt issuance costs	1	—
Total interest and credit facility fees expense	$5	$3
Cash paid for interest expense	$3	$3
Average stated interest rate	3.35%	4.28%
Average outstanding balance	$364	$259

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

In certain circumstances, assuming the respective conversion date below has not already passed, the Convertible Unsecured Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of its common stock, at the Company’s election, at their respective conversion rates (listed below as of March 31, 2020) subject to customary anti-dilution adjustments and the requirements of their respective indenture (the “Convertible Unsecured Notes Indentures”). Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Unsecured Notes only under certain circumstances set forth in the Convertible Unsecured Notes Indentures. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding the maturity date for the 2022 Convertible Notes and the second scheduled trading day immediately preceding the maturity date for the 2024 Convertible Notes, holders may convert their Convertible Unsecured Notes at any time. In addition, if the Company engages in certain corporate events as described in their respective Convertible Unsecured Notes Indenture, holders of the Convertible Unsecured Notes may require the Company to repurchase for cash all or part of the Convertible Unsecured Notes at a repurchase price equal to 100% of the principal amount of the Convertible Unsecured Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

Certain key terms related to the convertible features for each of the Convertible Unsecured Notes as of March 31, 2020 are listed below.

	2022 Convertible Notes	2024 Convertible Notes
Conversion premium	15.0%	15.0%
Closing stock price at issuance	$16.86	$17.29
Closing stock price date	January 23, 2017	March 5, 2019
Conversion price(1)	$19.17	$19.88
Conversion rate (shares per one thousand dollar principal amount)(1)	52.1696	50.2930
Conversion dates	August 1, 2021	December 1, 2023
________________________________________

(1)	Represents conversion price and conversion rate, as applicable, as of March 31, 2020, taking into account any applicable de minimis adjustments that will be made on the conversion date.

As of March 31, 2020, the principal amounts of each series of the Convertible Unsecured Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

The Convertible Unsecured Notes Indentures contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a) of the Investment Company Act, or any successor provisions, and to provide financial information to the holders of the Convertible Unsecured Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Unsecured Notes Indentures. As of March 31, 2020, the Company was in compliance in all material respects with the terms of the Convertible Unsecured Notes Indentures.

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

	2022 Convertible Notes	2024 Convertible Notes
Debt and equity component percentages, respectively(1)	96.0% and 4.0%	98.9% and 1.1%
Debt issuance costs(1)	$9	$4
Equity issuance costs(1)	$—	$—
Equity component, net of issuance costs(2)	$15	$13
________________________________________

(1)	At time of issuance.

(2)	At time of issuance and as of March 31, 2020.

In addition to the original issue discount equal to the equity component of the 2024 Convertible Notes, the 2024 Convertible Notes were issued at a discount. The Company records interest expense comprised of both stated interest expense as well as accretion of any original issue discount.

As of March 31, 2020, the components of the carrying value of the Convertible Unsecured Notes, the stated interest rate and the effective interest rate were as follows:

	2022 Convertible Notes	2024 Convertible Notes
Principal amount of debt	$388	$403
Original issue discount, net of accretion	(4)	(9)
Debt issuance costs	(5)	(4)
Carrying value of debt	$379	$390
Stated interest rate	3.750%	4.630%
Effective interest rate(1)	4.60%	5.20%
________________________________________

(1)	The effective interest rate of the debt component of the Convertible Unsecured Notes is equal to the stated interest rate plus the accretion of original issue discount.

For the three months ended March 31, 2020 and 2019, the components of interest expense and cash paid for interest expense for the Convertible Unsecured Notes, as well as any other convertible notes outstanding during the periods presented were as follows.

	For the Three Months Ended March 31,
	2020	2019
Stated interest expense	$8	$5
Amortization of debt issuance costs	1	1
Accretion of original issue discount	1	1
Total interest expense	$10	$7
Cash paid for interest expense	$17	$14

Unsecured Notes

2022 Notes

The Company has issued $600 in aggregate principal amount of unsecured notes that mature on January 19, 2022 and bear interest at a rate of 3.625% per year (the “2022 Notes”). The 2022 Notes pay interest semi-annually, and all principal is due upon maturity. The 2022 Notes may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indenture governing the 2022 Notes, and any accrued and unpaid interest. The 2022 Notes were issued at a discount to the principal amount.

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

2024 Notes

The Company has issued $900 in aggregate principal amount of unsecured notes that mature on June 10, 2024 and bear interest at a rate of 4.200% per year (the “2024 Notes”). The 2024 Notes pay interest semi-annually, and all principal is due upon maturity. The 2024 Notes may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to par plus a ‘‘make whole’’ premium, if applicable, as determined pursuant to the indenture governing the 2024 Notes, and any accrued and unpaid interest. $650 in aggregate principal amount of the 2024 Notes were issued at a discount to the principal amount, and $250 in aggregate principal amount of the 2024 Notes were issued at a premium to the principal amount.

March 2025 Notes

The Company has issued $600 in aggregate principal amount of unsecured notes that mature on March 1, 2025 and bear interest at a rate of 4.250% per year (the “March 2025 Notes”). The March 2025 Notes pay interest semi-annually, and all principal is due upon maturity. The March 2025 Notes may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indenture governing the March 2025 Notes, and any accrued and unpaid interest. The March 2025 Notes were issued at a discount to the principal amount.

July 2025 Notes

The Company has issued $750 in aggregate principal amount of unsecured notes that mature on July 15, 2025 and bear interest at a rate of 3.250% per year (the ‘‘July 2025 Notes’’). The July 2025 Notes pay interest semi-annually, and all principal is due upon maturity. The July 2025 Notes may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to par plus a ‘‘make whole’’ premium, if applicable, as determined pursuant to the indenture governing the July 2025 Notes, and any accrued and unpaid interest. The July 2025 Notes were issued at a discount to the principal amount.

2047 Notes

As part of the acquisition of Allied Capital Corporation (“Allied Capital”) in April 2010 (the “Allied Acquisition”), the Company assumed $230 in aggregate principal amount of unsecured notes that mature on April 15, 2047 and bear interest at a rate of 6.875% per year (the “2047 Notes” and together with the 2022 Notes, the 2023 Notes, the 2024 Notes, the March 2025 and the July 2025 Notes, the “Unsecured Notes”). The 2047 Notes pay interest quarterly and all principal is due upon maturity. The 2047 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option, at a par redemption price of $25.00 per security plus accrued and unpaid interest.

For the three months ended March 31, 2020 and 2019, the components of interest expense and cash paid for interest expense for the Unsecured Notes, as well as any other unsecured notes outstanding during the periods presented are listed below.

	For the Three Months Ended March 31,
	2020	2019
Stated interest expense	$37	$28
Amortization of debt issuance costs	1	1
Net accretion of original issue discount	—	1
Accretion of purchase discount	1	—
Total interest expense	$39	$30
Cash paid for interest expense	$41	$51

The Unsecured Notes contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a) of the Investment Company Act, or any successor provisions, and to provide financial information to the holders of such notes under certain circumstances. These covenants are subject to important limitations and exceptions set forth in the indentures governing such notes. As of March 31, 2020, the Company was in compliance in all material respects with the terms of the respective indentures governing each of the Unsecured Notes.

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

6.     DERIVATIVE INSTRUMENTS

In December 2017, in connection with $395 of the term loan tranche of the Revolving Credit Facility, the Company entered into a three-year interest rate swap agreement to mitigate its exposure to adverse fluctuations in interest rates for a total notional amount of $395 and a maturity date of January 4, 2021. Under the interest rate swap agreement, the Company pays a fixed interest rate of 2.06% and receives a floating rate based on the prevailing one-month LIBOR. As of March 31, 2020 and December 31, 2019, the one-month LIBOR rate in effect was 0.81% and 1.75%, respectively. For the three months ended March 31, 2020 and 2019, the Company recognized $0 and $0, respectively, in realized losses and $4 and $2, respectively, in unrealized losses related to this swap agreement. As of March 31, 2020 and December 31, 2019, this swap agreement had a fair value of $(5) and $(2), respectively, which is included in “accounts payable and other liabilities”, in the accompanying consolidated balance sheet. Net realized gains or losses on the interest rate swap are included in “net realized gains (losses) from foreign currency and other transactions” in the accompanying consolidated statement of operations. Net unrealized gains or losses on the interest rate swap are included in “net unrealized gains (losses) from foreign currency and other transactions” in the accompanying consolidated statements of operations.

Certain information related to the Company’s interest rate swap as of March 31, 2020 and December 31, 2019 is presented below.

	As of March 31, 2020
Description	Payment Terms		Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	Pay Fixed 2.0642%	Receive Floating One-Month LIBOR of 0.81%	$395	1/4/2021	$—	$(5)	Accounts payable and other liabilities
Total					$—	$(5)

	As of December 31, 2019
Description	Payment Terms		Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	Pay fixed 2.0642%	Receive Floating One-Month LIBOR of 1.75%	$395	1/4/2021	$—	$(2)	Accounts payable and other liabilities
Total					$—	$(2)

7.     COMMITMENTS AND CONTINGENCIES

Investment Commitments

The Company has various commitments to fund investments in its portfolio as described below. As of March 31, 2020 and December 31, 2019, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) the Company’s discretion:

	As of
	March 31, 2020	December 31, 2019
Total revolving and delayed draw loan commitments	$2,083	$2,009
Less: funded commitments	(921)	(460)
Total unfunded commitments	1,162	1,549
Less: commitments substantially at discretion of the Company	(9)	(6)
Less: unavailable commitments due to borrowing base or other covenant restrictions	(114)	—
Total net adjusted unfunded revolving and delayed draw loan commitments	$1,039	$1,543

Included within the total revolving and delayed draw loan commitments as of March 31, 2020 and December 31, 2019 were delayed draw loan commitments totaling $720 and $633, respectively. The Company’s commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels).

Also included within the total revolving loan commitments as of March 31, 2020 were commitments to issue up to $353 in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of March 31, 2020, the Company had $47 in letters of credit issued and outstanding under these commitments on behalf of portfolio companies. For all these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $31 expire in 2020 and $16 expire in 2021. As of March 31, 2020, the Company recorded a liability of $1 for certain letters of credit issued and outstanding and none of the other letters of credit issued and outstanding were recorded as a liability on the Company’s balance sheet as such other letters of credit are considered in the valuation of the investments in the portfolio company.

The Company also has commitments to co-invest in the SDLP for the Company’s portion of the SDLP’s commitments to fund delayed draw loans to certain portfolio companies of the SDLP. See Note 4 for more information.

As of March 31, 2020 and December 31, 2019, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

	As of
	March 31, 2020	December 31, 2019
Total private equity commitments	$113	$117
Less: funded private equity commitments	(66)	(69)
Total unfunded private equity commitments	47	48
Less: private equity commitments substantially at discretion of the Company	(47)	(48)
Total net adjusted unfunded private equity commitments	$—	$—

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

The components of operating lease expense for the three months ended March 31, 2020 and 2019 were as follows:

	For the Three Months Ended March 31,
	2020	2019
Operating lease costs	$4	$5
Less: sublease income	(4)	(4)
Total operating lease costs (1)	$—	$1

(1) Total operating lease costs are incurred from office leases assumed as part of the American Capital Acquisition.

Supplemental cash flow information related to operating leases for the three months ended March 31, 2020 and 2019 was as follows:

	For the Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$2	$6
Operating ROU assets obtained in exchange for operating lease liabilities	$2	$3

Supplemental balance sheet information as of March 31, 2020 and December 31, 2019 related to operating leases was as follows:

	As of
	March 31, 2020	December 31, 2019
Operating lease ROU assets	$94	$94
Operating lease liabilities	$119	$121
Weighted average remaining lease term	5.8 years	5.8 years
Weighted average discount rate	3.4%	3.9%

The following table shows future minimum lease payments under the Company’s operating leases and a reconciliation to the operating lease liability as of March 31, 2020:

As of March 31, 2020
2020	$24
2021	24
2022	24
2023	24
2024	15
Thereafter	24
Total lease payments	135
Less imputed interest	(16)
Total operating lease liability	$119

8.     FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows ASC 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASC 825-10”), which provides companies the option to report selected financial assets and liabilities at fair value. ASC 825-10 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. The Company has not elected the ASC 825-10 option to report selected financial assets and liabilities at fair value. With the exception of the line items entitled “other assets” and “debt,” which are reported at amortized cost, all assets and liabilities approximate fair value on the balance sheet. The carrying value of the lines titled “interest receivable,” “receivable for open trades,” “operating lease right-of-use asset,” “payable for open trades,” “accounts payable and other liabilities,” “base management fees payable,” “income based fees payable,” “capital gains incentive fees payable,” “interest and facility fees payable,” “operating lease liabilities” and “payable to participants” approximate fair value due to their short maturity.

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

The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of March 31, 2020 and December 31, 2019. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of March 31, 2020
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
First lien senior secured loans	$6,861	Yield analysis	Market yield	3.6% - 21.0%	9.2%
Second lien senior secured loans	4,026	Yield analysis	Market yield	9.5% - 26.2%	12.9%
Subordinated certificates of the SDLP	831	Discounted cash flow analysis	Discount rate	12.0% - 13.8%	12.8%
Senior subordinated loans	884	Yield analysis	Market yield	9.5% - 23.4%	13.7%
Collateralized loan obligations	21	Discounted cash flow analysis	Discount rate	19.3% - 26.4%	23.3%
			Constant prepayment rate	0.0% - 20.0%	10.0%
			Constant default rate	1.8% - 13.1%	7.4%
Preferred equity securities	663	EV market multiple analysis	EBITDA multiple	2.8x - 22.0x	12.4x
Ivy Hill Asset Management, L.P.	491	Discounted cash flow analysis	Discount rate	12.0% - 30.2%	22.0%
Other equity securities	566	EV market multiple analysis	EBITDA multiple	5.8x - 28.8x	12.7x
Total investments	$14,343

	As of December 31, 2019
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
First lien senior secured loans	$6,324	Yield analysis	Market yield	3.5% - 17.5%	8.5%
Second lien senior secured loans	4,334	Yield analysis	Market yield	8.9% - 25.0%	11.3%
Subordinated certificates of the SDLP	909	Discounted cash flow analysis	Discount rate	10.5% - 11.5%	11.0%
Senior subordinated loans	822	Yield analysis	Market yield	8.8% - 19.8%	12.5%
Collateralized loan obligations	35	Discounted cash flow analysis	Discount rate	9.4% - 10.2%	9.8%
			Constant prepayment rate	10.0% - 30.0%	20.0%
			Constant default rate	1.0% - 2.5%	2.0%
Preferred equity securities	728	EV market multiple analysis	EBITDA multiple	3.1x - 23.2x	12.7x
Ivy Hill Asset Management, L.P.	521	Discounted cash flow analysis	Discount rate	12.0% - 20.8%	14.8%
Other equity securities	675	EV market multiple analysis	EBITDA multiple	4.2x - 28.8x	12.2x
Total investments	$14,348

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

The following table presents fair value measurements of cash and cash equivalents, restricted cash, investments, derivatives and unfunded revolving and delayed draw loan commitments as of March 31, 2020:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$460	$460	$—	$—
Restricted cash	$655	$655	—	—
Investments not measured at net asset value	$14,360	$17	$—	$14,343
Investments measured at net asset value (1)	$10
Total investments	$14,370
Derivatives	$(5)	$—	$(5)	$—
Unfunded revolving and delayed draw loan commitments (2)	$(48)	$—	$—	$(48)
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

(2)	The fair value of unfunded revolving and delayed draw loan commitments is included in “accounts payable and other liabilities” in the accompanying consolidated balance sheet.

The following table presents fair value measurements of cash and cash equivalents, investments, derivatives and unfunded revolving and delayed draw loan commitments as of December 31, 2019:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$167	$167	$—	$—
Restricted cash	$9	$9	$—	$—
Investments not measured at net asset value	$14,416	$20	$48	$14,348
Investments measured at net asset value (1)	$10
Total investments	$14,426
Derivatives	$(2)	$—	$(2)	$—
Unfunded revolving and delayed draw loan commitments (2)	$(18)	$—	$—	$(18)
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

(2)	The fair value of unfunded revolving and delayed draw loan commitments is included in “accounts payable and other liabilities” in the accompanying consolidated balance sheet.

The following table presents changes in investments that use Level 3 inputs as of and for the three months ended March 31, 2020:

As of and For the Three Months Ended March 31, 2020
Balance as of December 31, 2019	$14,348
Net realized gains	33
Net unrealized losses	(850)
Purchases	1,758
Sales	(972)
Redemptions	(18)
PIK interest and dividends	42
Net accretion of discount on securities	1
Net transfers into Level 3	1
Balance as of March 31, 2020	$14,343
________________________________________

(1)	For the three months ended March 31, 2020, transfers into Level 3 from Level 2 were as a result of changes in the observability of significant inputs for certain portfolio companies.

As of March 31, 2020, the net unrealized depreciation on the investments that use Level 3 inputs was $1,196.

For the three months ended March 31, 2020, the total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the Company’s Level 3 assets still held as of March 31, 2020, and reported within the net unrealized gains (losses) on investments, foreign currency and other transactions in the Company’s consolidated statement of operations was $(853).

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

For the three months ended March 31, 2019, the total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the Company’s Level 3 assets still held as of March 31, 2019, and reported within the net unrealized gains (losses) on investments, foreign currency and other transactions in the Company’s consolidated statement of operations was $(38).

The following are the carrying and fair values of the Company’s debt obligations as of March 31, 2020 and December 31, 2019. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	March 31, 2020			December 31, 2019
	Carrying value(1)		Fair value	Carrying value(1)		Fair value
Revolving Credit Facility	$2,265		$2,265	$2,250		$2,250
Revolving Funding Facility	913		913	638		638
SMBC Funding Facility	475		475	301		301
2022 Convertible Notes (principal amount outstanding of $388)	379	(2)	350	377	(2)	400
2024 Convertible Notes (principal amount outstanding of $403)	390	(2)	352	389	(2)	430
2022 Notes (principal amount outstanding of $600)	597	(3)	559	597	(3)	611
2023 Notes (principal amount outstanding of $750)	746	(4)	677	746	(4)	764
2024 Notes (principal amount outstanding of $900)	895	(5)	802	895	(5)	947
March 2025 Notes (principal amount outstanding of $600)	594	(6)	523	594	(6)	630
July 2025 Notes (principal amount outstanding of $750 and $0, respectively)	740	(7)	607	—		—
2047 Notes (principal amount outstanding of $230)	185	(8)	212	184	(8)	239
	$8,179	(9)	$7,735	$6,971	(9)	$7,210
________________________________________

(1)	The Revolving Credit Facility, the Revolving Funding Facility and the SMBC Funding Facility carrying values are the same as the principal amounts outstanding.

(2)	Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes less unamortized debt issuance costs and the unaccreted discount recorded upon the issuances of such notes.

(3)	Represents the aggregate principal amount outstanding of the 2022 Notes less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2022 Notes.

(4)	Represents the aggregate principal amount outstanding of the 2023 Notes less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2023 Notes.

(5)	Represents the aggregate principal amount outstanding of the 2024 Notes less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2024 Notes.

(6)	Represents the aggregate principal amount outstanding of the March 2025 Notes less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the March 2025 Notes.

(7)	Represents the aggregate principal amount outstanding of the July 2025 Notes less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the July 2025 Notes.

(8)	Represents the aggregate principal amount outstanding of the 2047 Notes less the unaccreted purchased discount.

(9)	Total principal amount of debt outstanding totaled $8,274 and $7,060 as of March 31, 2020 and December 31, 2019, respectively.

The following table presents fair value measurements of the Company’s debt obligations as of March 31, 2020 and December 31, 2019:

	As of
Fair Value Measurements Using	March 31, 2020	December 31, 2019
Level 1	$212	$239
Level 2	7,523	6,971
Total	$7,735	$7,210

9.     STOCKHOLDERS’ EQUITY

In November 2019, the Company entered into separate equity distribution agreements with two sales agents (the “Equity Distribution Agreements”), pursuant to which the Company may from time to time issue and sell shares of its common stock having an aggregate offering amount of up to $500. Subject to the terms and conditions of the Equity Distribution Agreements, sales of common stock, if any, may be made in transactions that are deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. As of March 31, 2020, the Company had cumulatively issued and sold 3.5 shares of common stock under the Equity Distribution Agreements, with net proceeds totaling $64, after deducting sales agents’ commissions and certain offering expenses of approximately $1. As of March 31, 2020, common stock with an aggregate offering amount of $435 remained available for issuance under the Equity Distribution Agreements. During the three months ended March 31, 2020, the Company did not issue any shares of common stock under the Equity Distribution Agreements.

For the three months ended March 31, 2020 and 2019, there were no issuances of the Company’s equity securities. See Note 11 for information regarding shares of common stock issued or purchased in accordance with the Company’s dividend reinvestment plan.

Stock Repurchase Program

The Company is authorized under its stock repurchase program to purchase up to $500 in the aggregate of its outstanding common stock in the open market at certain thresholds below its net asset value per share, in accordance with the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The program does not require the Company to repurchase any specific number of shares, and the Company cannot assure stockholders that any shares will be repurchased under the program. The expiration date of the stock repurchase program is February 15, 2021. The program may be suspended, extended, modified or discontinued at any time.

As of March 31, 2020, the Company had repurchased a total of 9.0 shares of its common stock in the open market under the stock repurchase program since the program’s inception in September 2015, at an average price of $11.95 per share, including commissions paid, leaving approximately $393 available for additional repurchases under the program. During the three months ended March 31, 2020, the Company repurchased a total of 8.5 shares of its common stock in the open market under the stock repurchase program for $100. The shares were repurchased at an average price of $11.83 per share, including commissions paid. During the three months ended March 31, 2019, the Company did not repurchase any shares of its common stock under the stock repurchase program.

10.     EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted net increase (decrease) in stockholders’ equity resulting from operations per share for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019
Net increase (decrease) in stockholders’ equity resulting from operations available to common stockholders	$(612)	$214
Weighted average shares of common stock outstanding—basic and diluted	430	426
Basic and diluted net increase (decrease) in stockholders’ equity resulting from operations per share	$(1.42)	$0.50

For the purpose of calculating diluted net increase (decrease) in stockholders’ equity resulting from operations per share, the average closing price of the Company’s common stock for the three months ended March 31, 2020 and 2019 was less than the conversion price for each of the Convertible Unsecured Notes outstanding as of March 31, 2020 and 2019, respectively, as well as any other convertible unsecured notes outstanding during the period. Therefore, for all periods presented in the financial statements, the underlying shares for the intrinsic value of the embedded options in the Convertible Unsecured Notes and any other convertible unsecured notes outstanding during the periods presented had no impact on the computation of diluted net increase (decrease) in stockholders’ equity resulting from operations per share.

11.     DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared and payable during the three months ended March 31, 2020 and 2019:

Date declared	Record date	Payment date	Per share amount		Total amount
February 12, 2020	March 16, 2020	March 31, 2020	$0.40		$172
Total dividends declared and payable for the three months ended March 31, 2020			$0.40		$172

February 12, 2019	March 15, 2019	March 29, 2019	$0.40		$170
February 12, 2019	March 15, 2019	March 29, 2019	0.02	(1)	9
Total dividends declared and payable for the three months ended March 31, 2019			$0.42		$179
___________________________________________________________________________
(1)    Represents an additional dividend.

The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. When the Company issues new shares in connection with the dividend reinvestment plan, the issue price is equal to the closing price of its common stock on the dividend payment date. Dividend reinvestment plan activity for the three months ended March 31, 2020 and 2019, was as follows:

	For the Three Months Ended March 31,
	2020		2019
Shares purchased by plan agent to satisfy dividends declared and payable during the period for stockholders	0.8	(1)	0.5	(2)
Average purchase price per share	$10.45		$17.42
___________________________________________________________________________
(1)    Shares were purchased in April 2020.

(2)     Shares were purchased in April 2019.

12.     RELATED PARTY TRANSACTIONS

In accordance with the investment advisory and management agreement, the Company bears all costs and expenses of the operation of the Company and reimburses its investment adviser or its affiliates for certain of such costs and expenses paid for by the investment adviser or its affiliates on behalf of the Company. For the three months ended March 31, 2020 and 2019, the Company’s investment adviser or its affiliates incurred and the Company reimbursed such expenses totaling $1 and $1, respectively.

The Company is party to office leases pursuant to which it is leasing office facilities from third parties. For certain of these office leases, the Company had entered into separate subleases with Ares Management LLC, the sole member of Ares Capital Management, whereby Ares Management LLC subleased the full amount of certain of the Company’s office leases. The other office leases not subleased to Ares Management LLC are office leases assumed as part of the American Capital Acquisition.

The Company has also entered into agreements with Ares Management LLC and IHAM, pursuant to which Ares Management LLC and IHAM are entitled to use the Company’s proprietary portfolio management software. For the three months ended March 31, 2020 and 2019, amounts payable to the Company under these agreements totaled $0 and $0, respectively.

See Notes 3, 4 and 6 and 15 for descriptions of other related party transactions.

13.     FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights as of and for the three months ended March 31, 2020 and 2019:

	As of and For the Three Months Ended March 31,
Per Share Data:	2020	2019
Net asset value, beginning of period(1)	$17.32	$17.12
Issuances of convertible notes	—	0.01
Repurchases of common stock	0.08	—
Net investment income for period(2)	0.54	0.47
Net realized and unrealized gains (losses) for period(2)	(1.96)	0.03
Net increase (decrease) in stockholders’ equity	(1.34)	0.51
Total distributions to stockholders(3)	(0.40)	(0.42)
Net asset value at end of period(1)	$15.58	$17.21
Per share market value at end of period	$10.78	$17.14
Total return based on market value(4)	(40.05)%	12.71%
Total return based on net asset value(5)	(9.53)%	2.98%
Shares outstanding at end of period	423	426
Ratio/Supplemental Data:
Net assets at end of period	$6,583	$7,339
Ratio of operating expenses to average net assets(6)(7)	7.55%	9.30%
Ratio of net investment income to average net assets(6)(8)	13.35%	11.13%
Portfolio turnover rate(6)	28%	41%
_______________________________________________________________________________

(1)	The net assets used equals the total stockholders’ equity on the consolidated balance sheet.

(2)	Weighted average basic per share data.

(3)	Includes additional dividend of $0.02 per share for the three months ended March 31, 2019.

(4)
For the three months ended March 31, 2020, the total return based on market value equaled the decrease of the ending market value at March 31, 2020 of $10.78 per share from the ending market value at December 31, 2019 of $18.65 per share plus the declared and payable dividends of $0.40 per share for the three months ended March 31, 2020, divided by the market value at December 31, 2019. For the three months ended March 31, 2019, the total return based on market value equaled the increase of the ending market value at March 31, 2019 of $17.14 per share from the ending market value at December 31, 2018 of $15.58 per share plus the declared and payable dividends of $0.42 per share for the three months ended March 31, 2019, divided by the market value at December 31, 2018. The Company’s shares fluctuate in value. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5)
For the three months ended March 31, 2020, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $0.40 per share for the three months ended March 31, 2020, divided by the beginning net asset value for the period. For the three months ended March 31, 2019, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $0.42 per share for the three months ended March 31, 2019, divided by the beginning net asset value for the period. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan, the issuance of common stock in connection with any equity offerings and the equity components of any convertible notes issued during the period. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(6)	The ratios reflect an annualized amount.

(7)
For the three months ended March 31, 2020, the ratio of operating expenses to average net assets consisted of 3.15% of base management fees, (0.82)% of income based fees and capital gains incentive fees, 4.67% of the cost of borrowing and 0.55% of other operating expenses. For the three months ended March 31, 2019, the ratio of operating expenses to average net assets consisted of 2.70% of base management fees, 2.27% of income based fees and capital gains incentive fees, net of the Fee Waiver (2.82% of income based fees and capital gains incentive fees, excluding the Fee Waiver), 3.70% of the cost of borrowing and 0.63% of other operating expenses.

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

On May 20, 2013, the Company was named as one of several defendants in an action filed in the United States District Court for the Eastern District of Pennsylvania by the bankruptcy trustee of DSI Renal Holdings LLC (“DSI Renal”) and two affiliate companies. On March 17, 2014, the motion by the Company and the other defendants to transfer the case to the United States District Court for the District of Delaware (the “Delaware Court”) was granted. On May 6, 2014, the Delaware Court referred the matter to the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The complaint alleges, among other things, that each of the named defendants participated in a purported fraudulent transfer involving the restructuring of a subsidiary of DSI Renal. Among other things, the complaint seeks, jointly and severally from all defendants, (1) damages of approximately $425, of which the complaint states the Company’s individual share is approximately $117, (2) interest thereon according to law, and (3) punitive damages. The defendants filed a motion to dismiss all claims on August 5, 2013. On July 20, 2017, the Bankruptcy Court issued an order granting the motion to dismiss certain claims and denying the motion to dismiss certain other claims, including the purported fraudulent transfer claims. The defendants answered the complaint on August 31, 2017. Discovery has ended and dispositive motions have been fully briefed. The Bankruptcy Court has heard oral arguments on some of the dispositive motions. The Bankruptcy Court has granted three of the dispositive motions and granted in part and denied in part a fourth dispositive motion. The Bankruptcy Court has not yet ruled on any of the other dispositive motions. No trial date has been set. The Company is currently unable to assess with any certainty whether it may have any exposure in this matter. However, the Company believes the plaintiff’s claims are without merit and intends to vigorously defend itself in this matter.

15.     SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2020, except as discussed below.

In April 2020, the Company sold $61 of loans to IHAM or certain vehicles managed by IHAM. The Company recognized $2 of net realized losses from these sales.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Quarterly Report. In addition, some of the statements in this Quarterly Report (including in the following discussion) constitute forward- looking statements, which relate to future events or the future performance or financial condition of Ares Capital Corporation (the “Company,” “Ares Capital,” “we,” “us,” or “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

•	our, or our portfolio companies’, future business, operations, operating results or prospects;

•	the return or impact of current and future investments;

•	the impact of global health epidemics, such as the current novel coronavirus (“COVID-19”) pandemic, on our or our portfolio companies’ business and the global economy;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of changes in London Interbank Offered Rate (“LIBOR”) on our operating results;

•	the impact of fluctuations in interest rates on our business;

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in this Quarterly Report.

We have based the forward-looking statements included in this Quarterly Report on information available to us on the filing date of this Quarterly Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

Since our initial public offering (“IPO”) on October 8, 2004 through March 31, 2020, our exited investments resulted in an asset level realized gross internal rate of return to us of approximately 14% (based on original cash invested, net of syndications, of approximately $28.2 billion and total proceeds from such exited investments of approximately $35.8 billion). Internal rate of return is the discount rate that makes the net present value of all cash flows related to a particular investment equal to zero. Internal rate of return is gross of expenses related to investments as these expenses are not allocable to specific investments. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of a debt investment or sale of an investment or through the determination that no further consideration was collectible and, thus, a loss may have been realized. Approximately 60% of these exited investments resulted in an asset level realized gross internal rate of return to us of 10% or greater.

Additionally, since our IPO on October 8, 2004 through March 31, 2020, our realized gains have exceeded our realized losses by approximately $1.0 billion (excluding a one time gain on the acquisition of Allied Capital Corporation (“Allied Capital”) in April 2010 (the “Allied Acquisition”) and realized gains/losses from the extinguishment of debt and other transactions). For this same time period, our average annualized net realized gain rate was approximately 1.1% (excluding a one-time gain on the acquisition of Allied Capital and realized gains/losses from the extinguishment of debt and other transactions). Net realized gain/loss rates for a particular period are the amount of net realized gains/losses during such period divided by the average quarterly investments at amortized cost in such period.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our investment activity for the three months ended March 31, 2020 and 2019 is presented below.

	For the Three Months Ended March 31,
(dollar amounts in millions)	2020	2019
New investment commitments(1):
New portfolio companies	$840	$1,015
Existing portfolio companies	432	938
Total new investment commitments(2)	$1,272	$1,953
Less:
Investment commitments exited(3)	(918)	(1,353)
Net investment commitments	$354	$600
Principal amount of investments funded:
First lien senior secured loans(4)	$1,321	$851
Second lien senior secured loans	253	727
Subordinated certificates of the SDLP(5)	18	142
Senior subordinated loans	88	—
Preferred equity securities	32	147
Other equity securities	48	74
Total	$1,760	$1,941
Principal amount of investments sold or repaid:
First lien senior secured loans(4)	$563	$882
Second lien senior secured loans	350	390
Subordinated certificates of the SDLP(5)	3	2
Senior subordinated loans	8	—
Collateralized loan obligations	1	1
Preferred equity securities	52	1
Other equity securities	31	13
Total	$1,008	$1,289
Number of new investment commitments(6)	37	37
Average new investment commitment amount	$34	$53
Weighted average term for new investment commitments (in months)	70	90
Percentage of new investment commitments at floating rates	91%	94%
Percentage of new investment commitments at fixed rates	4%	2%
Weighted average yield of debt and other income producing securities(7):
Funded during the period at amortized cost	7.4%	10.3%
Funded during the period at fair value(8)	7.5%	10.3%
Exited or repaid during the period at amortized cost	8.3%	8.9%
Exited or repaid during the period at fair value(8)	8.4%	8.9%
_______________________________________________________________________________

(1)
New investment commitments include new agreements to fund revolving loans or delayed draw loans. See “Off Balance Sheet Arrangements” as well as Note 7 to our consolidated financial statements for the three months ended March 31, 2020, for more information on our commitments to fund revolving loans or delayed draw loans.

(2)	Includes both funded and unfunded commitments. Of these new investment commitments, we funded $1.0 billion and $1.7 billion, respectively, for the three months ended March 31, 2020 and 2019.

(3)
Includes both funded and unfunded commitments. For the three months ended March 31, 2020 and 2019, investment commitments exited included exits of unfunded commitments of $103 million and $133 million, respectively.

(4)	For the three months ended March 31, 2020 and 2019, net fundings of first lien secured revolving loans were $467 million and $37 million, respectively.

(5)	See “Senior Direct Lending Program” below and Note 4 to our consolidated financial statements for the three months ended March 31, 2020 for more information on the SDLP (as defined below).

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

(8)	Represents fair value for investments in the portfolio as of the most recent prior quarter end, if applicable.

As of March 31, 2020 and December 31, 2019, our investments consisted of the following:

	As of
	March 31, 2020		December 31, 2019
(in millions)	Amortized Cost	Fair Value(1)	Amortized Cost	Fair Value
First lien senior secured loans(2)	$7,394	$6,861	$6,606	$6,372
Second lien senior secured loans	4,350	4,026	4,439	4,334
Subordinated certificates of the SDLP(3)	923	831	909	909
Senior subordinated loans	905	884	815	822
Collateralized loan obligations	38	21	40	35
Preferred equity securities	792	663	815	728
Other equity securities	1,089	1,084	1,072	1,226
Total	$15,491	$14,370	$14,696	$14,426

_______________________________________________________________________________

(1)
As of March 31, 2020, the fair value of our investments was negatively impacted by the uncertainty surrounding the impact of the COVID-19 pandemic. For more information, see “ Results of Operations - Net Unrealized Gains/Losses.”

(2)
First lien senior secured loans include certain loans that we classify as “unitranche” loans. The total amortized cost and fair value of the loans that we classified as “unitranche” loans were $2,157 million and $2,017 million, respectively, as of March 31, 2020, and $1,959 million and $1,885 million, respectively, as of December 31, 2019.

(3)
The proceeds from these certificates were applied to co-investments with Varagon Capital Partners (“Varagon”) and its clients to fund first lien senior secured loans to 22 and 23 different borrowers as of March 31, 2020 and December 31, 2019, respectively.

The weighted average yields at amortized cost and fair value of the following portions of our portfolio as of March 31, 2020 and December 31, 2019 were as follows:

	As of
	March 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and other income producing securities(1)	8.9%	9.4%	9.6%	9.7%
Total portfolio(2)	7.9%	8.5%	8.6%	8.7%
First lien senior secured loans(2)	7.0%	7.6%	7.7%	7.9%
Second lien senior secured loans(2)	9.4%	10.1%	10.2%	10.4%
Subordinated certificates of the SDLP(2)(3)	12.5%	13.9%	14.5%	14.5%
Senior subordinated loans(2)	11.3%	11.5%	11.4%	11.3%
Collateralized loan obligations	13.2%	23.2%	16.9%	18.9%
Income producing equity securities(2)	12.4%	12.6%	12.5%	12.3%
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

Set forth below is the grade distribution of our portfolio companies as of March 31, 2020 and December 31, 2019:

	As of
	March 31, 2020				December 31, 2019
(dollar amounts in millions)	Fair Value	%	Number of Companies	%	Fair Value	%	Number of Companies	%
Grade 1	$149	1.0%	22	6.2%	$92	0.6%	19	5.4%
Grade 2	1,126	7.8%	27	7.6%	688	4.8%	14	4.0%
Grade 3	12,195	84.9%	292	82.3%	12,407	86.0%	301	85.0%
Grade 4	900	6.3%	14	3.9%	1,239	8.6%	20	5.6%
Total	$14,370	100.0%	355	100.0%	$14,426	100.0%	354	100.0%

As of March 31, 2020 and December 31, 2019, the weighted average grade of the investments in our portfolio at fair value was 3.0 and 3.0, respectively.

As of March 31, 2020, loans on non-accrual status represented 3.1% and 1.7% of the total investments at amortized cost and at fair value, respectively. As of December 31, 2019, loans on non-accrual status represented 1.9% and 0.9% of the total investments at amortized cost and at fair value, respectively.

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

We provide capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. As of March 31, 2020, we and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates.

As of March 31, 2020 and December 31, 2019, we and Varagon and its clients had agreed to make capital available to the SDLP of $6.2 billion and $6.2 billion, respectively, in the aggregate, of which $1.4 billion and $1.4 billion, respectively, is to be made available from us. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP. Below is a summary of the funded capital and unfunded capital commitments of the SDLP.

	As of
(in millions)	March 31, 2020	December 31, 2019
Total capital funded to the SDLP(1)	$3,888	$3,899
Total capital funded to the SDLP by the Company(1)	$923	$909
Total unfunded capital commitments to the SDLP(2)	$328	$404
Total unfunded capital commitments to the SDLP by the Company(2)	$78	$94
___________________________________________________________________________
(1) At principal amount.

(2) These commitments to fund delayed draw loans have been approved by the investment committee of the SDLP and will be funded if and when conditions to funding such delayed draw loans are met.

The SDLP Certificates pay a coupon equal to LIBOR plus 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, after expenses, which may result in a return to the holders of the SDLP

Certificates that is greater than the stated coupon. The SDLP Certificates are junior in right of payment to the senior notes and intermediate funding notes.

The amortized cost and fair value of our SDLP Certificates were $923 million and $831 million, respectively, as of March 31, 2020 and $909 million and $909 million, respectively, as of December 31, 2019. Our yield on our investment in the SDLP Certificates at amortized cost and fair value was 12.5% and 13.9%, respectively, as of March 31, 2020 and 14.5% and 14.5%, respectively, as of December 31, 2019. For the three months ended March 31, 2020 and 2019, we earned interest income of $31 million and $27 million, respectively, from our investment in the SDLP Certificates. We are also entitled to certain fees in connection with the SDLP. For the three months ended March 31, 2020 and 2019, in connection with the SDLP, we earned capital structuring service and other fees totaling $1 million and $4 million, respectively.

As of March 31, 2020 and December 31, 2019, the portfolio was comprised of all first lien senior secured loans primarily to U.S. middle-market companies and were in industries similar to the companies in our portfolio. As of March 31, 2020 and December 31, 2019, none of the loans were on non-accrual status. Below is a summary of the SDLP’s portfolio:

	As of
(dollar amounts in millions)	March 31, 2020	December 31, 2019
Total first lien senior secured loans(1)(2)	$3,880	$3,892
Weighted average yield on first lien senior secured loans(3)	7.2%	7.7%
Largest loan to a single borrower(1)	$347	$348
Total of five largest loans to borrowers(1)	$1,426	$1,391
Number of borrowers in the SDLP	22	23
Commitments to fund delayed draw loans (4)	$328	$404
_______________________________________________________________________________

(1)                                 At principal amount.

(2)
First lien senior secured loans include certain loans that the SDLP classifies as “unitranche” loans. As of March 31, 2020 and December 31, 2019, the total principal amount of loans in the SDLP portfolio that the SDLP classified as “unitranche” loans was $3,632 million and $3,643 million, respectively.

(3)	Computed as (a) the annual stated interest rate on accruing first lien senior secured loans, divided by (b) total first lien senior secured loans at principal amount.

(4)	As discussed above, these commitments have been approved by the investment committee of the SDLP.

Selected financial information for the SDLP as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019, was as follows:

	As of
(in millions)	March 31, 2020	December 31, 2019
Selected Balance Sheet Information:
Investments at fair value (amortized cost of $3,880 and $3,892, respectively)	$3,676	$3,817
Other assets	96	92
Total assets	$3,772	$3,909

Senior notes	$2,741	$2,769
Intermediate funding notes	92	92
Other liabilities	81	63
Total liabilities	2,914	2,924
Subordinated certificates and members’ capital	858	985
Total liabilities and members’ capital	$3,772	$3,909

	For the Three Months Ended March 31,
(in millions)	2020	2019
Selected Statement of Operations Information:
Total interest and other income	$76	$67
Interest expense	34	33
Other expenses	4	3
Total expenses	38	36
Net investment income	38	31
Net realized and unrealized losses on investments	(145)	(9)
Net increase (decrease) in members’ capital resulting from operations	$(107)	$22

SDLP Loan Portfolio as of March 31, 2020

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount	Fair Value(2)
42 North Dental, LLC (3)	Dental services provider	5/2022	7.6%	$160.4	$152.4
ADCS Clinics Intermediate Holdings, LLC (3)	Dermatology practice	5/2022	7.2%	77.6	74.5
AEP Holdings, Inc. (3)(4)	Distributor of non-discretionary, mission-critical aftermarket replacement parts	8/2021	7.7%	157.9	148.4
BakeMark Holdings, Inc.	Manufacturer and distributor of specialty bakery ingredients	8/2023	6.3%	244.6	239.7
Center for Autism and Related Disorders, LLC (3)	Autism treatment and services provider specializing in applied behavior analysis therapy	11/2024	5.5%	117.5	105.8
Chariot Acquisition, LLC (3)	Aftermarket golf cart parts and accessories	9/2021	8.0%	99.7	97.7
D4C Dental Brands, Inc. (3)(4)	Dental services provider	12/2022	8.7%	180.0	171.0
Emergency Communications Network, LLC (3)	Provider of mission critical emergency mass notification solutions	6/2023	7.3%	218.6	185.8
Entertainment Partners Canada ULC (3)(4)	Provider of entertainment workforce and production management solutions	5/2026	7.2%	347.4	337.0
Excelligence Learning Corporation (3)	Developer, manufacturer and retailer of educational products	4/2023	7.1%	145.0	116.0
FS Squared Holding Corp. (3)(4)	Provider of on-site vending and micro-market solutions to employers	3/2025	6.2%	181.2	174.0
Infogix, Inc. (3)(4)	Enterprise data analytics and integrity software solutions provider	4/2024	8.2%	125.2	120.2
KeyImpact Holdings, Inc. (4)	Foodservice sales and marketing agency	11/2021	7.1%	73.8	71.6
n2y Holding, LLC (3)	Developer of cloud-based special education platform	11/2026	7.5%	130.9	127.0
Nordco Inc. (3)	Railroad maintenance-of-way machinery	8/2020	8.4%	110.1	106.8
Pegasus Global Enterprise Holdings, LLC (3)(4)	Provider of plant maintenance and scheduling software	5/2025	6.9%	306.6	294.3
Penn Detroit Diesel Allison, LLC	Distributor of aftermarket parts to the heavy-duty truck industry	12/2021	7.3%	77.4	76.6
SM Wellness Holdings, Inc. (3)(4)	Breast cancer screening provider	8/2024	7.0%	245.9	236.1
TDG Group Holding Company (3)(4)	Operator of multiple franchise concepts primarily related to home maintenance or repairs	5/2024	6.6%	245.7	240.8
THG Acquisition, LLC (3)	Multi-line insurance broker	12/2026	7.2%	224.8	218.0
Towne Holdings, Inc.	Parking management and hospitality services provider	5/2022	7.0%	130.0	110.5
Woodstream Group, Inc. (3)	Manufacturer of natural solution pest and animal control products	5/2022	7.3%	280.1	271.7
				$3,880.4	$3,675.9
_______________________________________________________________________________

(1)	Represents the weighted average annual stated interest rate as of March 31, 2020. All interest rates are payable in cash.

(2)
Represents the fair value in accordance with Accounting Standards Codification 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”). The determination of such fair value is not included in our board of directors valuation process described elsewhere herein.

(3)	We also hold a portion of this company’s first lien senior secured loan.

(4)	We hold an equity investment in this company.

SDLP Loan Portfolio as of December 31, 2019

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount	Fair Value(2)
42 North Dental, LLC (3)	Dental services provider	5/2022	7.9%	$152.3	$152.3
ADCS Clinics Intermediate Holdings, LLC (3)	Dermatology practice	5/2022	7.7%	77.8	77.0
AEP Holdings, Inc. (3)(4)	Distributor of non-discretionary, mission-critical aftermarket replacement parts	8/2021	7.9%	158.3	150.4
BakeMark Holdings, Inc.	Manufacturer and distributor of specialty bakery ingredients	8/2023	7.2%	245.3	245.3
Center for Autism and Related Disorders, LLC (3)	Autism treatment and services provider specializing in applied behavior analysis therapy	11/2024	5.9%	117.8	117.8
Chariot Acquisition, LLC (3)	Manufacturer of aftermarket golf cart parts and accessories	9/2021	8.4%	99.7	98.7
D4C Dental Brands, Inc. (3)(4)	Dental services provider	12/2022	8.2%	179.9	179.9
Emergency Communications Network, LLC (3)	Provider of mission critical emergency mass notification solutions	6/2023	8.2%	219.2	190.7
Entertainment Partners Canada ULC (3)(4)	Provider of entertainment workforce and production management solutions	5/2026	7.7%	348.1	348.1
Excelligence Learning Corporation (3)	Developer, manufacturer and retailer of educational products	4/2023	7.9%	145.0	118.9
FS Squared Holding Corp. (3)(4)	Provider of on-site vending and micro-market solutions to employers	3/2025	7.2%	181.7	181.7
Infogix, Inc. (3)(4)	Enterprise data analytics and integrity software solutions provider	4/2024	8.4%	125.5	125.5
ISS Compressors Industries, Inc.	Provider of repairs, refurbishments and services to the broader industrial end user markets	6/2020	8.9%	80.2	79.4
KeyImpact Holdings, Inc. (4)	Foodservice sales and marketing agency	11/2021	8.0%	74.0	74.0
n2y Holding, LLC (3)	Developer of cloud-based special education platform	11/2026	7.9%	131.3	129.9
Nordco Inc. (3)	Manufacturer of railroad maintenance-of-way machinery	8/2020	8.4%	110.1	106.8
Pegasus Global Enterprise Holdings, LLC (3)(4)	Provider of plant maintenance and scheduling software	5/2025	7.7%	270.1	267.5
Penn Detroit Diesel Allison, LLC	Distributor of aftermarket parts to the heavy-duty truck industry	12/2021	8.2%	77.6	77.6
SM Wellness Holdings, Inc. (3)(4)	Breast cancer screening provider	8/2024	7.4%	226.6	226.6
TDG Group Holding Company (3)(4)	Operator of multiple franchise concepts primarily related to home maintenance or repairs	5/2024	7.4%	246.3	246.3
THG Acquisition, LLC (3)	Multi-line insurance broker	12/2026	7.7%	214.8	212.6
Towne Holdings, Inc.	Parking management and hospitality services provider	5/2022	7.2%	130.0	128.7
Woodstream Group, Inc. (3)	Manufacturer of natural solution pest and animal control products	5/2022	8.2%	280.8	280.8
				$3,892.4	$3,816.5
______________________________________

(1)	Represents the weighted average annual stated interest rate as of December 31, 2019. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC 820-10. The determination of such fair value is not included in our board of directors valuation process described elsewhere herein.

(3)	We also hold a portion of this company’s first lien senior secured loan.

(4)	We hold an equity investment in this company.

RESULTS OF OPERATIONS

For the three months ended March 31, 2020 and 2019

Operating results for the three months ended March 31, 2020 and 2019 were as follows:

	For the Three Months Ended March 31,
(in millions)	2020	2019
Total investment income	$369	$373
Total expenses, net of waiver of income based fees	132	168
Net investment income before income taxes	237	205
Income tax expense, including excise tax	3	4
Net investment income	234	201
Net realized gains on investments, foreign currency and other transactions	34	56
Net unrealized losses on investments, foreign currency and other transactions	(880)	(43)
Net increase (decrease) in stockholders’ equity resulting from operations	$(612)	$214

Net income can vary substantially from period to period due to various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net increase in stockholders’ equity resulting from operations may not be meaningful.

Investment Income

	For the Three Months Ended March 31,
(in millions)	2020	2019
Interest income from investments	$298	$289
Capital structuring service fees	28	45
Dividend income	36	31
Other income	7	8
Total investment income	$369	$373

The increase in interest income from investments for the three months ended March 31, 2020 from the comparable period in 2019 was primarily due to an increase in the average size of our portfolio, partially offset by a decrease in the weighted average yield of our portfolio. The size of our portfolio increased from an average of $13.1 billion at amortized cost for the three months ended March 31, 2019 to $15.1 billion at amortized cost for the comparable period in 2020. The weighted average yield of our portfolio decreased from 9.4% for the three months ended March 31, 2019 to 8.4% for the comparable period in 2020. The decline in the weighted average yield was primarily due to the decline in LIBOR. The decrease in capital structuring service fees for the three months ended March 31, 2020 from the comparable period in 2019 was primarily due to the decrease in new investment commitments, which decreased from $2.0 billion for the three months ended March 31, 2019 to $1.3 billion for the comparable period in 2020. Dividend income for the three months ended March 31, 2020 and 2019 included dividends received from Ivy Hill Asset Management, L.P. (“IHAM”) totaling $18 million and $15 million, respectively. Dividend income for the three months ended March 31, 2020 included other recurring dividends of $18 million compared to $15 million for the comparable period in 2019 as a result of an increase in income producing equity securities.

Operating Expenses

	For the Three Months Ended March 31,
(in millions)	2020	2019
Interest and credit facility fees	$82	$67
Base management fees	55	49
Income based fees	44	48
Capital gains incentive fees(1)	(58)	2
Administrative fees	4	4
Other general and administrative	5	8
Total expenses	132	178
Waiver of income based fees	—	(10)
Total expenses, net of waiver of income based fees	$132	$168
_______________________________________________________________________________

(1)	Calculated in accordance with U.S. generally accepted accounting principles (”GAAP”) as discussed below.

Interest and credit facility fees for the three months ended March 31, 2020 and 2019 were comprised of the following:

	For the Three Months Ended March 31,
(in millions)	2020	2019
Stated interest expense	$71	$60
Credit facility fees	4	1
Amortization of debt issuance costs	5	4
Net accretion of discount on notes payable	2	2
Total interest and credit facility fees	$82	$67

Stated interest expense for the three months ended March 31, 2020 increased from the comparable period in 2019 primarily due to the increase in the average principal amount of debt outstanding. Effective June 21, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. Our debt to equity ratio increased to 1.26x as of March 31, 2020 from 0.86x as of March 31, 2019, which increased our total debt outstanding and resulting interest expense more so than if our asset coverage requirement had remained at 200%. For the three months ended March 31, 2020, our average debt outstanding increased to $7.6 billion as compared to $5.8 billion for the comparable period in 2019. The weighted average stated interest rate on our outstanding debt was 3.7% for the three months ended March 31, 2020 as compared to 4.1% for the comparable period in 2019. Credit facility fees for the three months ended March 31, 2020 were higher from the comparable period in 2019 primarily due to increased borrowing capacities in our revolving facilities resulting in higher unused commitment fees.

The increase in base management fees for the three months ended March 31, 2020 from the comparable period in 2019 was primarily due to the increase in the average size of our portfolio for the three months ended March 31, 2020 as compared to the comparable period in 2019.

The decrease in income based fees for the three months ended March 31, 2020 from the comparable period in 2019 was primarily due to the pre-incentive fee net investment income, as defined in the investment advisory and management agreement, for the three months ended March 31, 2020 being lower than in the comparable period in 2019. Further, in connection with the acquisition of American Capital, Ltd. (“American Capital”) (“the “American Capital Acquisition”), Ares Capital Management waived $10 million of income based fees for each of the ten calendar quarters beginning with the second calendar quarter of 2017 and ending with the third calendar quarter of 2019 (the “Fee Waiver”). The three months ended March 31, 2019 reflect the Fee Waiver of $10 million. See Note 3 to our consolidated financial statements for the three months ended March 31, 2020 for additional information regarding the American Capital Acquisition.

For the three months ended March 31, 2020, the reduction in the capital gains incentive fee calculated in accordance with GAAP was $58 million. For the three months ended March 31, 2019, the capital gains incentive fee expense calculated in accordance with GAAP was $2 million. The capital gains incentive fee accrual for the three months ended March 31, 2020 changed from the comparable period in 2019 primarily due to net losses on investments, foreign currency and other transactions of $846 million compared to net gains of $13 million for the three months ended March 31, 2019. The capital gains incentive fee accrued under GAAP includes an accrual related to unrealized capital appreciation, whereas the capital gains incentive fee actually payable under our investment advisory and management agreement does not. There can be no assurance that such unrealized capital appreciation will be realized in the future. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. As of March 31, 2020, there was no capital gains incentive fee accrued in accordance with GAAP. As of March 31, 2020 and 2019, there was no capital gains incentive fee actually payable under our investment advisory and management agreement. See Note 3 to our consolidated financial statements for the three months ended March 31, 2020, for more information on the base management fees, income based fees and capital gains incentive fees.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three months ended March 31, 2020 and 2019, we recorded a net expense of $3 and $4 million, respectively, for U.S. federal excise tax.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three months ended March 31, 2020 and 2019, we recorded a net tax expense of $0 million and $0 million, respectively, for these subsidiaries. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.

Net Realized Gains/Losses

The net realized gains (losses) from the sales, repayments or exits of investments during the three months ended March 31, 2020 and 2019 were comprised of the following:

	For the Three Months Ended March 31,
(in millions)	2020	2019
Sales, repayments or exits of investments(1)	$1,041	$1,286
Net realized gains on investments:
Gross realized gains	47	10
Gross realized losses	(12)	(3)
Total net realized gains on investments	$35	$7
_______________________________________________________________________________

(1)
Includes $32 million and $302 million of loans sold to IHAM and certain vehicles managed by IHAM during the three months ended March 31, 2020 and 2019, respectively. There was no realized gains or losses recognized on these transactions with IHAM during the three months ended March 31, 2020. Net realized losses of $1 million were recognized on these transactions with IHAM during the three months ended March 31, 2019. See Note 4 to our consolidated financial statements for the three months ended March 31, 2020 for more detail on IHAM and its managed vehicles.

The net realized gains on investments during the three months ended March 31, 2020 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
PERC Holdings 1 LLC	$16
Other, net	19
Total	$35

During the three months ended March 31, 2020, we also recognized net realized losses on foreign currency and other transactions of $1 million.

During the three months ended March 31, 2019, we recognized net realized gains on investments of $7 million. During the three months ended March 31, 2019, we also recognized net realized gains on foreign currency and other transactions of $3 million. We also recognized a realized gain of $46 million in connection with the receipt of a litigation judgment payment related to a former portfolio company of American Capital.

Net Unrealized Gains/Losses

We value our portfolio investments quarterly and the changes in value are recorded as unrealized gains or losses in our consolidated statement of operations. Net unrealized gains and losses on investments for the three months ended March 31, 2020 and 2019 were comprised of the following:

	For the Three Months Ended March 31,
(in millions)	2020	2019
Unrealized appreciation	$37	$73
Unrealized depreciation	(912)	(114)
Net unrealized (appreciation) depreciation reversed related to net realized gains or losses(1)	(14)	2
Total net unrealized losses on investments	$(889)	$(39)
_______________________________________________________________________________

(1)
The net unrealized (appreciation) depreciation reversed related to net realized gains or losses represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior period.

The changes in net unrealized appreciation and depreciation on investments during the three months ended March 31, 2020 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
GHX Ultimate Parent Corporation	$(10)
Garden Fresh Restaurant Corp.	(11)
PERC Holdings 1 LLC	(12)
Wand Newco 3, Inc. (dba Caliber Collision)	(13)
IRI Holdings, Inc.	(13)
Alcami Corporation and ACM Holdings I, LLC	(13)
Cheyenne Petroleum Company Limited Partnership	(16)
Centric Brands Inc.	(17)
Sundance Energy, Inc.	(19)
Production Resource Group, L.L.C.	(20)
Birch Permian, LLC	(22)
Murchison Oil and Gas, LLC	(25)
Ivy Hill Asset Management, L.P.	(30)
Penn Virginia Holding Corp.	(30)
VPROP Operating, LLC and Vista Proppants and Logistics, LLC	(40)
OTG Management, LLC	(69)
Senior Direct Lending Program, LLC	(92)
Other, net	(423)
Total	$(875)

During the first quarter of 2020, our operating results were negatively impacted by the uncertainty surrounding the COVID-19 pandemic which has caused severe disruptions in the global economy and negatively impacted the fair value and performance of our investment portfolio. For the three months ended March 31, 2020, the resulting changes in net unrealized depreciation on investments were largely due to widening credit spreads as market participants expected a higher yield on similar investments given the significant market volatility generated by the COVID-19 pandemic. To a lesser extent, the changes in net unrealized depreciation on investments for the quarter for certain of our portfolio companies also reflected other factors such as specific industry concerns, uncertainty about the duration of business shutdowns and near-term liquidity needs. For additional information concerning the COVID-19 pandemic and its potential impact on our business and our operating results, see Part II - Other information, Item 1A. Risk Factors, “Risk Factors - The COVID-19 pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations.”

During the three months ended March 31, 2020, we also recognized net unrealized gains on foreign currency and other transactions of $9 million.

The changes in net unrealized appreciation and depreciation on investments during the three months ended March 31, 2019 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Ivy Hill Asset Management, L.P.	$16
Other, net	(57)
Total	$(41)

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

In accordance with the Investment Company Act, we are allowed to borrow amounts such that our asset coverage, calculated pursuant to the Investment Company Act, is at least 150% after such borrowings (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). As of March 31, 2020, we had $460 million in cash and cash equivalents and $8.3 billion in total aggregate principal amount of debt outstanding ($8.2 billion at carrying value) and our asset coverage was 178%. Subject to borrowing base and other restrictions, we had approximately $2.1 billion available for additional borrowings under the Facilities as of March 31, 2020.

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

Equity Capital Activities

As of March 31, 2020 and December 31, 2019, our total equity market capitalization was $4.6 billion and $8.0 billion, respectively.

In November 2019, we entered into separate equity distribution agreements with two sales agents (the “Equity Distribution Agreements”), pursuant to which we may from time to time issue and sell shares of our common stock having an aggregate offering amount of up to $500 million. Subject to the terms and conditions of the Equity Distribution Agreements, sales of common stock, if any, may be made in transactions that are deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. As of March 31, 2020, we had cumulatively issued and sold 3.5 million shares of common stock under the Equity Distribution Agreements, with net proceeds totaling $64 million, after deducting sales agents’ commissions and certain offering expenses of approximately $1 million. As of March 31, 2020, common stock with an aggregate offering amount of $435 million remained available for issuance under the Equity Distribution Agreements. During the three months ended March 31, 2020, we did not issue any shares of common stock under the Equity Distribution Agreements.

There were no issuances of our equity securities during the three months ended March 31, 2020 and 2019.

We are authorized under our stock repurchase program to purchase up to $500 million in the aggregate of our outstanding common stock in the open market at certain thresholds below our net asset value per share, in accordance with the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The program does not require us to repurchase any specific number of shares, and we cannot assure stockholders that any shares will be repurchased under the program. The expiration date of the stock repurchase program is February 15, 2021. The program may be suspended, extended, modified or discontinued at any time.

As of March 31, 2020, we had repurchased a total of 9.0 million shares of our common stock in the open market under the stock repurchase program since its inception in September 2015, at an average price of $11.95 per share, including commissions paid, leaving approximately $393 million available for additional repurchases under the program. During the three months ended March 31, 2020, we repurchased a total of 8.5 million shares of our common stock in the open market under the stock repurchase program for $100 million. The shares were repurchased at an average price of $11.83 per share, including commissions paid. During the three months ended March 31, 2019, we did not repurchase any shares of our common stock under the stock repurchase program.

Debt Capital Activities

Our debt obligations consisted of the following as of March 31, 2020 and December 31, 2019:

	As of
	March 31, 2020					December 31, 2019
(in millions)	Total Aggregate Principal Amount Available/ Outstanding(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Available/ Outstanding(1)	Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$3,605	(2)	$2,265	$2,265		$3,365	$2,250	$2,250
Revolving Funding Facility	1,525		913	913		1,275	638	638
SMBC Funding Facility	725	(3)	475	475		650	301	301
2022 Convertible Notes	388		388	379	(4)	388	388	377	(4)
2024 Convertible Notes	403		403	390	(4)	403	403	389	(4)
2022 Notes	600		600	597	(5)	600	600	597	(5)
2023 Notes	750		750	746	(6)	750	750	746	(6)
2024 Notes	900		900	895	(7)	900	900	895	(7)
March 2025 Notes	600		600	594	(8)	600	600	594	(8)
July 2025 Notes	750		750	740	(9)	—	—	—
2047 Notes	230		230	185	(10)	230	230	184	(10)
Total	$10,476		$8,274	$8,179		$9,161	$7,060	$6,971
________________________________________

(1)
Represents the total aggregate amount committed or outstanding, as applicable, under such instrument. Borrowings under the committed Revolving Credit Facility, Revolving Funding Facility and SMBC Funding Facility (each as defined below) are subject to borrowing base and other restrictions.

(2)	Provides for a feature that allows us, under certain circumstances, to increase the size of the Revolving Credit Facility (as defined below) to a maximum of $5.4 billion.

(3)	Provides for a feature that allows ACJB (as defined below), under certain circumstances, to increase the size of the SMBC Funding Facility (as defined below) to a maximum of $1.0 billion.

(4)
Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes (as defined below). As of March 31, 2020, the total unamortized debt issuance costs and the unaccreted discount for the 2022 Convertible Notes and the 2024 Convertible Notes (each as defined below) were $9 million and $13 million, respectively. As of December 31, 2019, the total unamortized debt issuance costs and the unaccreted discount for the 2022 Convertible Notes and the 2024 Convertible Notes were $11 million and $14 million, respectively.

(5)
Represents the aggregate principal amount outstanding of the 2022 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2022 Notes. As of March 31, 2020 and December 31, 2019, the total unamortized debt issuance costs and unaccreted discount was $3 million and $3 million, respectively.

(6)
Represents the aggregate principal amount outstanding of the 2023 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2023 Notes. As of March 31, 2020 and December 31, 2019, the total unamortized debt issuance costs and unaccreted discount was $4 million and $4 million, respectively.

(7)
Represents the aggregate principal amount outstanding of the 2024 Notes (as defined below), less unamortized debt issuance costs and the net unaccreted discount recorded upon the issuance of the 2024 Notes. As of March 31, 2020 and December 31, 2019, the total unamortized debt issuance costs and net unaccreted discount was $5 million and $5 million, respectively.

(8)
Represents the aggregate principal amount outstanding of the March 2025 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the March 2025 Notes. As of March 31, 2020 and December 31, 2019, the total unamortized debt issuance costs and unaccreted discount was $6 million and $6 million, respectively.

(9)
Represents the aggregate principal amount outstanding of the July 2025 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the July 2025 Notes. As of March 31, 2020, the total unamortized debt issuance costs and unaccreted discount was $10 million.

(10)
Represents the aggregate principal amount outstanding of the 2047 Notes (as defined below), less unamortized debt issuance costs and unaccreted discount recorded as part of the Allied Acquisition (as defined below). As of March 31, 2020 and December 31, 2019, the total unaccreted purchased discount was $45 million and $46 million, respectively.

The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all our debt outstanding as of March 31, 2020 were 3.4% and 4.9 years, respectively, and as of December 31, 2019 were 3.9% and 4.7 years, respectively.

The ratio of total principal amount of debt outstanding to stockholders’ equity as of March 31, 2020 was 1.26:1.00 compared to 0.95:1.00 as of December 31, 2019.

Revolving Credit Facility

We are party to a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), which allows us to borrow up to $3.6 billion at any one time outstanding. The Revolving Credit Facility consists of a $734 million term loan tranche and a $2.9 billion revolving tranche. For $693 million of the term loan tranche, the stated maturity date is March 30, 2025. For the remaining $41 million of the term loan tranche, the stated maturity date is March 30, 2024. For $2.7 billion of the revolving tranche, the end of the revolving period and the stated maturity date are March 30, 2024 and March 30, 2025, respectively. For the remaining $124 million of the revolving tranche, the end of the revolving period and the stated maturity date are March 30, 2023 and March 30, 2024, respectively. The Revolving Credit Facility also provides for a feature that allows us, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of $5.4 billion. The interest rate charged on the Revolving Credit Facility is based on an applicable spread of either 1.75% or 1.875% over LIBOR or 0.75% or 0.875% over an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility), in each case, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of March 31, 2020, the interest rate in effect was LIBOR plus 1.75%. We are also required to pay a letter of credit fee of either 2.00% or 2.125% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. Additionally, we are required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. As of March 31, 2020, there was $2.3 billion outstanding under the Revolving Credit Facility and we were in compliance in all material respects with the terms of the Revolving Credit Facility.

Revolving Funding Facility

We and our consolidated subsidiary, Ares Capital CP Funding LLC (“Ares Capital CP”), are party to a revolving funding facility (as amended, the “Revolving Funding Facility”), that allows Ares Capital CP to borrow up to $1.5 billion at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility are January 31, 2023 and January 31, 2025, respectively. The interest rate charged on the Revolving Funding Facility is based on LIBOR plus 2.00% per annum or a “base rate” (as defined in the agreements governing the Revolving Funding Facility) plus 1.00% per annum. Ares Capital CP is also required to pay a commitment fee of between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility. As of March 31, 2020, there was $913 million outstanding under the Revolving Funding Facility and we and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

SMBC Funding Facility

We and our consolidated subsidiary, Ares Capital JB Funding LLC (“ACJB”), are party to a revolving funding facility (as amended, the “SMBC Funding Facility”) with ACJB, as the borrower, and Sumitomo Mitsui Banking Corporation (“SMBC”), as the administrative agent and collateral agent, that allows ACJB to borrow up to $725 million at any one time outstanding. The SMBC Funding Facility also provides for a feature that allows ACJB, subject to receiving certain consents, to increase the overall size of the SMBC Funding Facility to $1.0 billion. The SMBC Funding Facility is secured by all of the assets held by ACJB. The end of the reinvestment period and the stated maturity date for the SMBC Funding Facility are September 10, 2022 and September 10, 2024, respectively. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement. The interest rate charged on the SMBC Funding Facility is based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over a “base rate” (as defined in the agreements governing the SMBC Funding Facility), in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. As of March 31, 2020, the interest rate in effect was LIBOR plus 1.75%. ACJB is also required to pay a commitment fee of between 0.50% and 1.00% per annum depending on the size of the unused portion of the SMBC Funding Facility. As of March 31, 2020, there was $475 million outstanding under the SMBC Funding Facility and we and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

Convertible Unsecured Notes

We have issued $388 million in aggregate principal amount of unsecured convertible notes that mature on February 1, 2022 (the “2022 Convertible Notes”) and $403 million in aggregate principal amount of unsecured convertible notes that mature on March 1, 2024 (the “2024 Convertible Notes” and together with the 2022 Convertible Notes, the “Convertible Unsecured Notes”). The Convertible Unsecured Notes mature upon their respective maturity dates unless previously converted or repurchased in accordance with their terms. We do not have the right to redeem the Convertible Unsecured Notes prior to maturity. The 2022 Convertible Notes and the 2024 Convertible Notes bear interest at a rate of 3.75% and 4.625%, respectively, per year, payable semi-annually.

In certain circumstances, assuming the respective conversion date below has not already passed, the Convertible Unsecured Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at their respective conversion rates (listed below as of March 31, 2020) subject to customary anti-dilution adjustments and the requirements of their respective indenture (the “Convertible Unsecured Notes Indentures”). Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Unsecured Notes only under certain circumstances set forth in the Convertible Unsecured Notes Indentures. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding the maturity date for the 2022 Convertible Notes and the second scheduled trading day immediately preceding the maturity date for the 2024 Convertible Notes, holders may convert their Convertible Unsecured Notes at any time. In addition, if we engage in certain corporate events as described in their respective Convertible Unsecured Notes Indenture, holders of the Convertible Unsecured Notes may require us to repurchase for cash all or part of the Convertible Unsecured Notes at a repurchase price equal to 100% of the principal amount of the Convertible Unsecured Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

Certain key terms related to the convertible features for each of the Convertible Unsecured Notes as of March 31, 2020 are listed below.

	2022 Convertible Notes	2024 Convertible Notes
Conversion premium	15.0%	15.0%
Closing stock price at issuance	$16.86	$17.29
Closing stock price date	January 23, 2017	March 5, 2019
Conversion price(1)	$19.17	$19.88
Conversion rate (shares per one thousand dollar principal amount)(1)	52.1696	50.2930
Conversion dates	August 1, 2021	December 1, 2023
________________________________________

(1)	Represents conversion price and conversion rate, as applicable, as of March 31, 2020, taking into account any applicable de minimis adjustments that will be made on the conversion date.

Unsecured Notes

2022 Notes

We have issued $600 million in aggregate principal amount of unsecured notes, that mature on January 19, 2022 and bear interest at a rate of 3.625% per year (the “2022 Notes”). The 2022 Notes pay interest semi-annually, and all principal is due upon maturity. The 2022 Notes may be redeemed in whole or in part at any time at our option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indenture governing the 2022 Notes, and any accrued and unpaid interest.

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

March 2025 Notes

We have issued $600 million in aggregate principal amount of unsecured notes that mature on March 1, 2025 and bear interest at a rate of 4.250% per year (the “March 2025 Notes”). The March 2025 Notes pay interest semi-annually, and all principal is due upon maturity. The March 2025 Notes may be redeemed in whole or in part at any time at our option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indenture governing the March 2025 Notes, and any accrued and unpaid interest.

July 2025 Notes

We issued $750 million in aggregate principal amount of unsecured notes that mature on July 15, 2025 and bear interest at a rate of 3.250% per year (the ‘‘July 2025 Notes’’). The July 2025 Notes pay interest semi-annually, and all principal is due upon maturity. The July 2025 Notes may be redeemed in whole or in part at any time at our option at a redemption price equal to par plus a ‘‘make whole’’ premium, if applicable, as determined pursuant to the indenture governing the July 2025 Notes, and any accrued and unpaid interest.

2047 Notes

As part of the Allied Acquisition, we assumed $230 million in aggregate principal amount of unsecured notes that mature on April 15, 2047 and bear interest at a rate of 6.875% (the “2047 Notes” and together with the 2022 Notes, the 2023 Notes, the 2024 Notes, the March 2025 Notes and the July 2025 Notes, the “Unsecured Notes”). The 2047 Notes pay interest quarterly, and all principal is due upon maturity. The 2047 Notes may be redeemed in whole or in part at any time or from time to time at our option, at a par redemption price of $25.00 per security plus accrued and unpaid interest.

As of March 31, 2020, we were in compliance in all material respects with the terms of the Convertible Unsecured Notes Indentures and the indentures governing the Unsecured Notes.

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

See Note 5 to our consolidated financial statements for the three months ended March 31, 2020 for more information on our debt obligations.

OFF BALANCE SHEET ARRANGEMENTS

We have various commitments to fund investments in our portfolio, as described below.

As of March 31, 2020 and December 31, 2019, we had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) our discretion:

	As of
(in millions)	March 31, 2020	December 31, 2019
Total revolving and delayed draw loan commitments	$2,083	$2,009
Less: funded commitments	(921)	(460)
Total unfunded commitments	1,162	1,549
Less: commitments substantially at our discretion	(9)	(6)
Less: unavailable commitments due to borrowing base or other covenant restrictions	(114)	—
Total net adjusted unfunded revolving and delayed draw loan commitments	$1,039	$1,543

Included within the total revolving and delayed draw loan commitments as of March 31, 2020 and December 31, 2019 were delayed draw loan commitments totaling $720 million and $633 million, respectively. Our commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels).

Also included within the total revolving loan commitments as of March 31, 2020 were commitments to issue up to $353 million in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of March 31, 2020, we had $47 million in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For all these letters of credit issued and outstanding, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $31 million expire in 2020 and $16 million expire in 2021. As of March 31, 2020, we recorded a liability of $1 million for certain letters of credit issued and outstanding and none of the other letters of credit issued and outstanding were recorded as a liability on our balance sheet as such other letters of credit are considered in the valuation of the investments in the portfolio company.

We also have commitments to co-invest in the SDLP for our portion of the SDLP’s commitments to fund delayed draw loans to certain portfolio companies of the SDLP. See “Senior Direct Lending Program” above and Note 4 to our consolidated financial statements for the three months ended March 31, 2020 for more information.

As of March 31, 2020 and December 31, 2019, we were party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

	As of
(in millions)	March 31, 2020	December 31, 2019
Total private equity commitments	$113	$117
Less: funded private equity commitments	(66)	(69)
Total unfunded private equity commitments	47	48
Less: private equity commitments substantially our discretion	(47)	(48)
Total net adjusted unfunded private equity commitments	$—	$—

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

RECENT DEVELOPMENTS

From April 1, 2020 through April 29, 2020, we made new investment commitments of approximately $169 million, of which $130 million were funded. Of these new commitments, 67% were in first lien senior secured loans, 17% were in second lien senior secured loans and 16% were in preferred equity securities. Of the approximately $169 million of new investment commitments, 84% were floating rate and 16% were fixed rate. The weighted average yield of debt and other income producing securities funded during the period at amortized cost was 14.7%. We may seek to sell all or a portion of these new investment commitments, although there can be no assurance that we will be able to do so.

From April 1, 2020 through April 29, 2020, we exited approximately $137 million of investment commitments, including $61 million of loans sold to IHAM or certain vehicles managed by IHAM. Of the total investment commitments exited, 73% were first lien senior secured loans, 25% were second lien senior secured loans, 1% were subordinated certificates of the SDLP and 1% were collateralized loan obligations. Of the approximately $137 million of exited investment commitments, 100% were floating rate The weighted average yield of debt and other income producing securities exited or repaid during the period at amortized cost was 8.0%, and the weighted average yield on total investments exited or repaid during the period at amortized cost was 8.0%. On the approximately $137 million of investment commitments exited from April 1, 2020 through April 29, 2020, we recognized total net realized losses of approximately $1 million, including $2 million of net realized losses from the sale of loans to IHAM or certain vehicles managed by IHAM.

In addition, as of April 29, 2020, we had an investment backlog and pipeline of approximately $210 million and $140 million, respectively. Investment backlog includes transactions approved by our investment adviser’s investment committee and/or for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore we believe are likely to close. Investment pipeline includes transactions where due diligence and analysis are in process, but no formal mandate, letter of intent or signed commitment have been issued. The consummation of any of the investments in this backlog and pipeline depends upon, among other things, one or more of the following: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. In addition, we may sell all or a portion of these investments and certain of these investments may result in the repayment of existing investments. We cannot assure you that we will make any of these investments or that we will sell all or any portion of these investments.

Additionally, pursuant to an exemptive order issued by the SEC on April 8, 2020, and applicable to all BDCs that currently have SEC co-investment orders through December 31, 2020, we may, subject to the satisfaction of certain conditions, co-invest in our existing portfolio companies with certain other funds managed by the Adviser or its affiliates, even if such other funds have not previously invested in such existing portfolio companies.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in conjunction with our risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in this Quarterly Report. See Note 2 to our consolidated financial statements for the three months ended March 31, 2020, for more information on our significant accounting policies.

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

See Note 8 to our consolidated financial statements for the three months ended March 31, 2020 for more information on our valuation process.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the economic effects of the COVID-19 outbreak has introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks, including those listed below. For additional information concerning the COVID-19 pandemic and its potential impact on our business and our operating results, see Part II - Other information, Item 1A. Risk Factors, “Risk Factors - The COVID-19 pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations.”

Investment valuation risk

Because there is not a readily available market value for most of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board of directors based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12-month period (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” as

well as Notes 2 and 8 to our consolidated financial statements for the three months ended March 31, 2020 for more information relating to our investment valuation.

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

As of March 31, 2020, 85% of the investments at fair value in our portfolio bore interest at variable rates (including our investment in the SDLP Certificates which accounted for 6% of our total investments at fair value), 5% bore interest at fixed rates, 8% were non-interest earning and 2% were on non-accrual status. Additionally, excluding our investment in the SDLP Certificates, 79% of the remaining variable rate investments at fair value contained interest rate floors. The Facilities all bear interest at variable rates with no interest rate floors, while the Unsecured Notes and the Convertible Unsecured Notes bear interest at fixed rates.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

In December 2017, in connection with $395 million of the term loan tranche of our Revolving Credit Facility, we entered into a three-year interest rate swap agreement for a total notional amount of $395 million. Under the interest rate swap agreement, we will pay a fixed interest rate of 2.06% and receive a floating rate based on the prevailing one-month LIBOR. See Note 5 to our consolidated financial statements for the three months ended March 31, 2020 for more information on the Revolving Credit Facility and see Note 6 to our consolidated financial statements for the three months ended March 31, 2020 for more information on the interest rate swap.

Based on our March 31, 2020 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest Income	Interest Expense(1)	Net Income(2)
Up 300 basis points	$389	$98	$291
Up 200 basis points	$259	$65	$194
Up 100 basis points	$130	$33	$97
Down 100 basis points	$(54)	$(29)	$(25)
Down 200 basis points	$(48)	$(29)	$(19)
Down 300 basis points	$(48)	$(29)	$(19)
________________________________________

(1)	Includes the impact of the interest rate swap (discussed above) as a result of changes in interest rates.

(2)	Excludes the impact of income based fees. See Note 3 to our consolidated financial statements for the three months ended March 31, 2020 for more information on the income based fees.

Based on our December 31, 2019 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest Income	Interest Expense(1)	Net Income(2)
Up 300 basis points	$372	$84	$288
Up 200 basis points	$248	$56	$192
Up 100 basis points	$124	$28	$96
Down 100 basis points	$(106)	$(28)	$(78)
Down 200 basis points	$(107)	$(50)	$(57)
Down 300 basis points	$(107)	$(50)	$(57)
________________________________________

(1)	Includes the impact of the interest rate swap (discussed above) as a result of changes in interest rates.

(2)	Excludes the impact of income based fees. See Note 3 to our consolidated financial statements for the three months ended March 31, 2020 for more information on the income based fees.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of March 31, 2020, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

For a description of our legal proceedings, see Note 14 to our consolidated financial statements for the three months ended March 31, 2020.

Item 1A.     Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors described below and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which could materially affect our business, financial condition and/or operating results. The risks described below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

The COVID-19 pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations.

As of the filing date of this Quarterly Report, there is an outbreak of a highly contagious form of a novel coronavirus

(“COVID-19”), which the World Health Organization has declared a global pandemic, the United States has declared a national emergency, and for the first time in its history, every state in the United States is under a federal disaster declaration. Many states, including those in which we and our portfolio companies operate, have issued orders requiring the closure of non-essential businesses and/or requiring residents to stay at home. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.

The COVID-19 pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies. The COVID-19 pandemic is having a particularly adverse impact on industries in which certain of our portfolio companies operate, including energy, hospitality, travel, retail and restaurants. Certain of our portfolio companies in other industries have also been significantly impacted. The COVID-19 pandemic is continuing as of the filing date of this Quarterly Report, and its extended duration may have further adverse impacts on our portfolio companies after March 31, 2020, including for the reasons described below. Although on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contains provisions intended to mitigate the adverse economic effects of the COVID-19 pandemic, it is uncertain whether, or how much, our portfolio companies will be able to benefit from the CARES Act or any other subsequent legislation intended to provide financial relief or assistance. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.

The effects described above on our portfolio companies have, for certain of our portfolio companies to date, impacted their ability to make payments on their loans on a timely basis and in some cases have required us to amend certain terms, including payment terms. In addition, an extended duration of the COVID-19 pandemic may impact the ability of our portfolio companies to continue making their loan payments on a timely basis or meeting their loan covenants. The inability of portfolio companies to make timely payments or meet loan covenants may in the future require us to undertake similar amendment actions with respect to other of our investments or to restructure our investments. The amendment or restructuring of our investments may include the need for us to make additional investments in our portfolio companies (including debt or equity investments) beyond any existing commitments, exchange debt for equity, or change the payment terms of our investments to permit a portfolio company to pay a portion of its interest through payment-in-kind, which would defer the cash collection of such interest and add it to the principal balance, which would generally be due upon repayment of the outstanding principal.

The COVID-19 pandemic has adversely impacted the fair value of our investments as of March 31, 2020, and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often from a time period earlier, generally two to three months, than the quarter for which we are reporting. Additionally, we may not have yet received information or certifications from our portfolio companies that indicate any or the full extent of declining performance or non-compliance with debt covenants, as applicable, as a result of the COVID-19 pandemic. As a result, our valuations at March 31, 2020 may not show the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after March 31, 2020, which could have a material adverse effect on our business, financial condition and results of operations.

The volatility and disruption to the global economy from the COVID-19 pandemic has affected, and is expected to continue to affect, the pace of our investment activity, which may have a material adverse impact on our results of operations. Such volatility and disruption have also led to the increased credit spreads in the private debt capital markets.

In response to the COVID-19 pandemic, Ares Management Corporation instituted a work from home policy until it is deemed safe to return to the office. Such a policy of an extended period of remote working by our investment adviser and/or its affiliate’s employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic.

Despite actions of the U.S. federal government and foreign governments, the uncertainty surrounding the COVID-19 pandemic and other factors has contributed to significant volatility and declines in the global public equity markets and global debt capital markets, including the market price of shares of our common stock and the trading prices of our issued debt securities. Shares of our common stock are trading below our net asset value as of the filing date of this Quarterly Report. Market conditions may make it difficult for us to raise equity capital because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders, which we currently have such permission from stockholders through July 8, 2020, and our independent directors. Moreover, these market conditions may make it difficult to access or obtain new indebtedness with similar terms to our existing indebtedness or otherwise have a negative effect on our cost of capital. See “Risk Factors-Risks Relating to Our Business-The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business and operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Dividend Reinvestment Plan

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.

During the three months ended March 31, 2020, as part of our dividend reinvestment plan for our common stockholders, we did not purchase any shares of our common stock in the open market in order to satisfy the reinvestment portion of our dividends.

Stock Repurchase Program

In February 2020, our board of directors authorized an amendment to our $500 million stock repurchase program to extend the expiration date of the program from February 15, 2020 to February 15, 2021. Under the program, we may repurchase up to $500 million in the aggregate of our outstanding common stock in the open market at certain thresholds below our net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The program will be in effect through February 15, 2021, unless extended or until the approved dollar amount has been used to repurchase shares. The program does not require us to repurchase any specific number of shares and we cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time.

The following table provides information for the quarter ended March 31, 2020, regarding our common stock that we repurchased in the open market:

(dollars in thousands, except per share data) Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 through January 31, 2020	—	—	—	$492,837
February 1, 2020 through February 29, 2020	—	—	—	$492,837
March 1, 2020 through March 31, 2020	8,454,174	$11.83	8,454,174	$392,837
Total	8,454,174	$11.83	8,454,174
_______________________________________________________________________________

(1)	Amount includes commissions paid.

Item 3.     Defaults Upon Senior Securities.

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information.

Not applicable.

Item 6.     Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Amendment and Restatement, as amended(1)
3.2	Third Amended and Restated Bylaws, as amended(2)
4.1	Eleventh Supplemental Indenture, dated as of January 15, 2020, relating to the 3.250% Notes due 2025, between the Company and U.S. Bank National Association, as trustee(3)
4.2	Form of 3.250% Notes due 2025(3)
10.1
Amendment No. 13 to Loan and Servicing Agreement, dated as of January 31, 2020, among Ares Capital CP Funding LLC, as the borrower, Ares Capital Corporation, as the servicer, Wells Fargo Bank, National Association, as the agent, Wells Fargo Bank, National Association, as a lender, Bank of America, N.A, as a lender, TIAA, FSB, as a lender, Sampension Livsforsikring A/S, as a lender, Arkitekternes Pensionskasse, as a lender, Pensionskassen for Jordbrugsakademikere og Dyrlæger, as a lender and U.S. Bank National Association, as trustee, bank and collateral custodian(4)

10.2
Eleventh Amended and Restated Senior Secured Revolving Credit Agreement, dated as of March 30, 2020, among Ares Capital Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent(5)

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
 ________________________________________

*	Filed herewith

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2016, filed on February 22, 2017.

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2018, filed on February 12, 2019.

(3)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8‑K (File No. 814‑00663), filed on January 15, 2020.

(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on February 3, 2020.

(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on March 31, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES CAPITAL CORPORATION

Date: May 5, 2020	By	/s/ R. KIPP DEVEER
R. Kipp deVeer Chief Executive Officer

Date: May 5, 2020	By	/s/ PENNI F. ROLL
Penni F. Roll Chief Financial Officer

Date: May 5, 2020	By	/s/ SCOTT C. LEM
Scott C. Lem Chief Accounting Officer, Vice President and Treasurer