Form 10-K
period 2020-12-31
ARES CAPITAL CORP
filed 2021-02-10
CIK 1287750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2020, based on the closing price on that date of $14.45 on The NASDAQ Global Select Market, was approximately $6,072,661,908. As of February 4, 2021, there were 422,853,247 shares of the registrant’s common stock outstanding.

Portions of the registrant’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

ARES CAPITAL CORPORATION

PART I

Item 1.    Business

GENERAL

Ares Capital Corporation

    Ares Capital Corporation, a Maryland corporation (together with its subsidiaries, where applicable, “Ares Capital” or the “Company,” which may also be referred to as “we,” “us” or “our”), is a specialty finance company that is a closed-end, non-diversified management investment company. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended, and the rules and regulations promulgated thereunder, the “Investment Company Act.” We were founded on April 16, 2004, were initially funded on June 23, 2004 and completed our initial public offering (“IPO”) on October 8, 2004. As of December 31, 2020, we were the largest BDC in the United States with approximately $16.2 billion of total assets.

    We are externally managed by Ares Capital Management LLC (“Ares Capital Management” or our “investment adviser”), a subsidiary of Ares Management Corporation (NYSE:ARES) (“Ares Management” or “Ares”), a publicly traded, leading global alternative investment manager, pursuant to our investment advisory and management agreement. Ares Operations LLC (“Ares Operations” or our “administrator”), a subsidiary of Ares Management, provides certain administrative and other services necessary for us to operate.

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

We invest primarily in first lien senior secured loans (including “unitranche” loans, which are loans that combine both senior and subordinated debt, generally in a first lien position), and second lien senior secured loans. In addition to senior secured loans, we also invest in subordinated debt (sometimes referred to as mezzanine debt), which in some cases includes an equity component, and preferred equity. First and second lien senior secured loans generally are senior debt instruments that rank ahead of subordinated debt of a given portfolio company. Subordinated debt and preferred equity are subordinated to senior loans and are generally unsecured. Our investments in corporate borrowers generally range between $30 million and $500 million each and investments in project finance/power generation projects generally range between $10 million and $200 million. However, the investment sizes may be more or less than these ranges and may vary based on, among other things, our capital availability, the composition of our portfolio and general micro- and macro-economic factors.

    To a lesser extent, we also make common equity investments, which have generally been non-control equity investments of less than $20 million (usually in conjunction with a concurrent debt investment). However, we may increase the size or change the nature of these investments.

    The proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating. In pursuit of our investment objective we generally seek to self-originate investments and lead the investment process.

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

We believe that our investment adviser, Ares Capital Management, is able to leverage the current investment platform, resources and existing relationships of Ares Management with financial sponsors, financial institutions, hedge funds and other investment firms to provide us with attractive investment opportunities. For purposes of this document, we refer to Ares Management and its affiliated companies (other than portfolio companies of its affiliated funds) as “Ares.” In addition to deal flow, the Ares investment platform assists our investment adviser in analyzing, structuring and monitoring investments. Ares has been in existence for over 20 years and its partners have an average of approximately 25 years of experience in leveraged finance, private equity, distressed debt, commercial real estate finance, investment banking and capital markets. We have access to Ares’ investment professionals and administrative professionals, who provide assistance in accounting, finance, legal, compliance, operations, information technology and investor relations. As of December 31, 2020, Ares had over 525 investment professionals and over 925 administrative professionals.

While our primary focus is to generate current income and capital appreciation through investments in first and second lien senior secured loans and subordinated debt and, to a lesser extent, equity securities of eligible portfolio companies, we also may invest up to 30% of our portfolio in non‑qualifying assets, as permitted by the Investment Company Act. Specifically, as part of this 30% basket, we may invest in entities that are not considered “eligible portfolio companies” (as defined in the Investment Company Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the Investment Company Act, and publicly traded entities whose public equity market capitalization exceeds the levels provided for under the Investment Company Act.
Ares Management Corporation

Ares is a publicly traded, leading global alternative investment manager. As of December 31, 2020, Ares had over 1,450 employees in over 25 offices in more than 10 countries. Since its inception in 1997, Ares has adhered to a disciplined investment philosophy that focuses on delivering strong risk-adjusted investment returns throughout market cycles. Ares believes each of its distinct but complementary investment groups in Credit, Private Equity, Real Estate and Strategic Initiatives is a market leader based on assets under management and investment performance. Ares was built upon the fundamental principle that each group benefits from being part of the greater whole.

Ares Capital Management LLC

Ares Capital Management, our investment adviser, is served by an origination, investment and portfolio management team of approximately 120 U.S.-based investment professionals as of December 31, 2020 and led by certain partners of the Ares Credit Group: Kipp deVeer, Mitchell Goldstein and Michael Smith. Ares Capital Management leverages off of Ares’ investment platform and benefits from the significant capital markets, trading and research expertise of Ares’ investment professionals. Ares Capital Management’s investment committee has nine members primarily comprised of certain of the U.S.-based partners of the Ares Credit Group.

MARKET OPPORTUNITY

We believe that current market conditions present attractive opportunities for us to invest in middle-market companies, specifically:

•We believe that many commercial and investment banks have de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle-market issuers as they seek to meet existing and future regulatory capital requirements. These factors may result in opportunities for alternative funding sources to middle-market companies and therefore more new-issue market opportunities for us.

•We believe the disruption and volatility that occurs periodically in the credit markets reduces capital available to certain capital providers, causing a reduction in competition. Furthermore, in our view, the stable capital solutions provided by direct lenders is increasingly valuable and, as a result, widens the market opportunity for direct lending.

•We believe that there is a lack of market participants that are willing to hold meaningful amounts of certain middle-market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold our loans without having to syndicate or sell them is a competitive advantage.

•We believe that middle-market companies have faced difficulty in raising debt through the capital markets. This approach to financing may become more difficult to the extent institutional investors seek to invest in larger, more liquid offerings, leaving less competition and fewer financing alternatives for middle-market companies.

•We believe there is a large pool of un-invested private equity capital for middle-market businesses. We expect private equity firms will seek to leverage their investments by combining equity capital with senior secured loans and subordinated debt from other sources such as us.

•We believe the middle-market represents a significant portion of the overall economy, and exhibits healthy demand for capital. In addition, due to the fragmented nature of the middle-market and the lack of publicly available information, we believe direct lenders have an opportunity to originate and underwrite investments with more favorable terms, including stronger covenant and reporting packages, as well as better call protection and change of control provisions as compared to the large, broadly syndicated loan market.

COMPETITIVE ADVANTAGES

We believe that we have the following competitive advantages over other capital providers to middle-market companies:

The Ares Platform

Ares operates integrated groups across Credit, Private Equity, Real Estate and Strategic Initiatives. We believe our affiliation with Ares provides a distinct competitive advantage through Ares’ originations, due diligence and marketing activities. In particular, we believe that the Ares platform provides us with an advantage through its deal flow generation and investment evaluation process. Ares’ asset management platform also provides additional market information, company knowledge and industry insight that benefit our investment and due diligence process. Ares’ professionals maintain extensive financial sponsor and intermediary relationships, which provide valuable insight and access to transactions and information.

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

Experience with and Focus on Middle-Market Companies

Ares has historically focused on investments in middle-market companies and we benefit from this experience. In sourcing and analyzing deals, our investment adviser benefits from Ares’ extensive network of relationships focused on middle-market companies, including management teams, members of the investment banking community, private equity groups and other investment firms with whom Ares has had long-term relationships. We believe this network enables us to identify well-positioned prospective portfolio company investments. The Ares Credit Group works closely with Ares’ other investment professionals. As of December 31, 2020, Ares oversaw a portfolio of investments in over 1,940 companies, over 760 alternative credit investments and over 210 properties across over 55 industries, which provides access to an extensive network of relationships and insights into industry trends and the state of the capital markets.

Disciplined Investment Philosophy

In making its investment decisions, our investment adviser has adopted Ares’ long-standing, consistent, credit-based investment approach that was developed over 20 years ago by its founders. Specifically, our investment adviser’s investment philosophy, portfolio construction and portfolio management involve an assessment of the overall macroeconomic environment and financial markets and company-specific research and analysis. Its investment approach emphasizes capital preservation, low volatility and minimization of downside risk. In addition to engaging in extensive due diligence from the perspective of a long-term investor, our investment adviser’s approach seeks to reduce risk in investments by focusing on:

•businesses with strong franchises and sustainable competitive advantages;

•industries with positive long-term dynamics;

•businesses and industries with cash flows that are dependable and predictable;

•management teams with demonstrated track records and appropriate economic incentives;

•rates of return commensurate with the perceived risks;

•securities or investments that are structured with appropriate terms and covenants; and

•businesses backed by experienced private equity sponsors.

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

We have elected to be regulated as a BDC under the Investment Company Act and have elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). As with other companies regulated by the Investment Company Act, we are required to comply with certain substantive regulatory requirements. For example, we are not generally permitted to co-invest in any portfolio company in which a fund managed by Ares or any of its downstream affiliates (other than us and our downstream affiliates) is also co-investing. On January 18, 2017, we received an order from the Securities and Exchange Commission (the “SEC”) that permits us and other BDCs and registered closed-end management investment companies managed by Ares to co-invest in portfolio companies with each other and with affiliated investment funds (the “Co-investment Exemptive Order”). Co-investments made under the Co-investment Exemptive Order are subject to compliance with certain conditions and other requirements, which could limit our ability to participate in a co-investment transaction. On April 8, 2020, the SEC issued a conditional exemptive order that provided BDCs with temporary flexibility to engage in certain types of co-investment transactions (“Subject Transactions”). Although this relief expired on December 31, 2020, on January 5, 2021 the SEC stated that until March 31, 2021 it will not recommend enforcement action against any BDC with an existing co-investment order that engages in Subject Transactions. We may also otherwise co-invest with funds managed by Ares or any of its downstream affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures.

Also, while we may borrow funds to make investments, our ability to use debt is limited in certain significant aspects. See “Regulation.” In particular, because we obtained the required approvals under Section 61(a)(2) of the Investment Company Act, we must have at least 150% asset coverage calculated pursuant to the Investment Company Act in order to incur debt or issue preferred stock (which we refer to collectively as “senior securities”) (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”

As of December 31, 2020, our asset coverage was 182%.

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

INVESTMENTS

Ares Capital Corporation Portfolio

We have built an investment portfolio of primarily first and second lien senior secured loans, subordinated debt, preferred equity and, to a lesser extent, common equity investments in private middle-market companies. Our portfolio is well diversified by industry sector and its concentration to any single issuer is limited.

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

Our common equity investments have generally been non-control equity investments of less than $20 million (usually in conjunction with a concurrent debt investment). However, we may increase the size or change the nature of these investments.

The proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating. In pursuit of our investment objective we generally seek to self-originate investments and lead the investment process, which may result in us making commitments with respect to indebtedness or securities of a potential portfolio company in excess of our expected final hold size. In such situations, while we may initially agree to fund up to a certain dollar amount of an investment, we may subsequently syndicate or sell a portion of such amount (including, without limitation, to vehicles managed by our portfolio company, IHAM), such that we are left with a smaller investment than what was reflected in our original commitment. In addition to originating investments, we may also acquire investments in the secondary market (including purchases of a portfolio of investments).

We make senior secured loans primarily in the form of first lien loans (including “unitranche” loans, which are loans that combine both senior and subordinated debt, generally in a first lien position) and second lien loans. Our senior secured loans generally have terms of three to 10 years and our subordinated debt investments generally have a term of up to 10 years. However, we may invest in loans and securities with any maturity or duration. In connection with our senior secured loans, we generally receive a security interest in certain of the assets of the borrower and consequently such assets serve as collateral in support of the repayment of such senior secured loans. Senior secured loans are generally exposed to the least amount of credit risk because they typically hold a senior position with respect to scheduled interest and principal payments and security interests in assets of the borrower. In connection with our senior secured loans, we may be provided opportunities to invest in equity interests of the borrower, typically in the form of an equity co-investment. However, unlike subordinated debt, senior secured loans typically do not receive any stock, warrants to purchase stock or other yield enhancements. Senior secured loans may include both revolving lines of credit and term loans.

Structurally, subordinated debt usually ranks junior in priority of payment to senior secured loans and is often unsecured. However, subordinated debt ranks senior to preferred and common equity in a borrower’s capital structure. Subordinated debt investments generally offer lenders fixed returns in the form of interest payments and will often provide lenders an opportunity to participate in the capital appreciation of a borrower, if any, through an equity interest. This equity interest typically takes the form of preferred equity, an equity co-investment and/or warrants. The preferred equity, equity co-investment and warrants (if any) associated with a subordinated debt investment typically allow lenders to receive repayment of their principal on an agreed amortization schedule while retaining their equity interest in the borrower. Equity issued in connection with subordinated debt also may include a “put” feature, which permits the holder to sell its equity interest back to the borrower at a price determined through an agreed formula.

In making an equity investment, in addition to considering the factors discussed under “—Investment Selection” below, we also consider the anticipated timing of a liquidity event, such as a public offering, sale of the company or redemption of our equity securities.

While our primary focus is to generate current income and capital appreciation through debt and equity investments in eligible portfolio companies, we also may invest up to 30% of our portfolio in non-qualifying assets, as permitted by the Investment Company Act. See “—Regulation.” Specifically, as part of this 30% basket, we may invest in entities that are not considered “eligible portfolio companies” (as defined in the Investment Company Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the Investment Company Act, and publicly traded entities whose public equity market capitalization exceeds the levels provided for under the Investment Company Act.

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

We provide capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. As of December 31, 2020, we and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates. The SDLP Certificates pay a coupon equal to LIBOR plus a stated spread and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, which may result in a return to the holders of the SDLP Certificates that is greater than the stated coupon. The SDLP Certificates are junior in right of payment to the senior notes and intermediate funding notes.

As of December 31, 2020, we and Varagon and its clients had agreed to make capital available to the SDLP of $6.2 billion in the aggregate, of which $1.4 billion is to be made available from us. We will continue to provide capital to the SDLP in the form of SDLP Certificates, and Varagon and its clients will provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP as discussed above.

For more information on the SDLP, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity—Senior Direct Lending Program” and Note 4 to our consolidated financial statements for the year ended December 31, 2020.

Ivy Hill Asset Management, L.P.

As of December 31, 2020, our portfolio company, IHAM, an SEC-registered investment adviser, managed 21 vehicles and served as the sub-manager/sub-servicer for two other vehicles (such vehicles, the “IHAM Vehicles”). As of December 31, 2020, IHAM had assets under management of approximately $6.4 billion. As of December 31, 2020, the amortized cost and fair value of our investment in IHAM was $541 million and $628 million, respectively. In connection with IHAM’s registration as a registered investment adviser, on March 30, 2012, we received exemptive relief from the SEC allowing us to, subject to certain conditions, own directly or indirectly up to 100% of IHAM’s outstanding equity interests and make additional investments in IHAM. From time to time, IHAM or certain IHAM Vehicles may purchase investments from us or sell investments to us, in each case for a price equal to the fair market value of such investments determined at the time of such transactions.

Industry Composition

We generally seek to invest in companies in the industries in which Ares’ investment professionals have direct expertise. The industries in the table listed below are where we have focused our investing activities; however, we may invest in other industries if we are presented with attractive opportunities.

The industrial and geographic compositions of our portfolio at fair value as of December 31, 2020 and 2019 were as follows:

	As of December 31,
	2020	2019
Industry
Health Care Services	17.3%	20.3%
Software & Services	15.1	12.9
Commercial & Professional Services	8.0	8.5
Investment Funds and Vehicles(1)	7.5	7.0
Consumer Services	7.1	6.6
Consumer Durables & Apparel	6.3	6.0
Diversified Financials	6.0	5.3
Automobiles & Components	5.5	4.9
Power Generation	5.2	7.1
Capital Goods	5.1	4.2
Insurance Services	4.0	3.2
Energy	2.5	3.3
Food & Beverage	2.2	2.3
Retailing & Distribution	1.9	1.9
Materials	1.7	1.8
Other	4.6	4.7
Total	100.0%	100.0%
_______________________________________________________________________________

(1)Includes our investment in the SDLP, which had made first lien senior secured loans to 23 and 23 different borrowers as of December 31, 2020 and 2019, respectively. The portfolio companies in the SDLP are in industries similar to the companies in our portfolio.

	As of December 31,
	2020	2019
Geographic Region
Midwest	26.0%	27.3%
West(1)	24.9	23.7
Southeast	22.6	20.9
Mid Atlantic	16.7	17.0
Northeast	7.1	7.8
International	2.7	3.3
Total	100.0%	100.0%
_______________________________________________________________________________

(1)Includes our investment in the SDLP, which represented 7.2% and 6.3% of the total investment portfolio at fair value as of December 31, 2020 and 2019, respectively.

As of December 31, 2020, loans on non-accrual status represented 3.3% and 2.0% of the total investments at amortized cost and at fair value, respectively. As of December 31, 2019, loans on non-accrual status represented 1.9% and 0.9% of the total investments at amortized cost and at fair value, respectively.

Since our IPO on October 8, 2004 through December 31, 2020, our exited investments resulted in an asset level realized gross internal rate of return to us of approximately 14% (based on original cash invested, net of syndications, of approximately $30.4 billion and total proceeds from such exited investments of approximately $38.7 billion). Internal rate of return is the discount rate that makes the net present value of all cash flows related to a particular investment equal to zero. Internal rate of return is gross of expenses related to investments as these expenses are not allocable to specific investments. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of a debt investment or sale of an investment or through the determination that no further consideration was collectible and, thus, a loss may have been realized. Approximately 58% of these exited investments resulted in an asset level realized gross internal rate of return to us of 10% or greater.

Additionally, since our IPO on October 8, 2004 through December 31, 2020, our realized gains have exceeded our realized losses by approximately $753 million (excluding a one-time gain on the acquisition of Allied Capital Corporation (“Allied Capital”) in April 2010 (the “Allied Acquisition”) and realized gains/losses from the extinguishment of debt and other assets). For the same time period, our average annualized net realized gain rate was approximately 1.0% (excluding a one-time gain on the Allied Acquisition and realized gains/losses from the extinguishment of debt and other assets). Net realized gain/loss rates for a particular period are the amount of net realized gains/losses during such period divided by the average quarterly investments at amortized cost in such period.

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

This investment philosophy involves, among other things:

•an assessment of the overall macroeconomic environment and financial markets and how such assessment may impact industry and asset selection;

•company-specific research and analysis; and

•with respect to each individual company, an emphasis on capital preservation, low volatility and minimization of downside risk.

The foundation of Ares’ investment philosophy is intensive credit investment analysis, a portfolio management discipline based on both market technicals and fundamental value-oriented research, and diversification strategy. Ares also recognizes the importance of considering environmental, social and governance (“ESG”) factors in the investment-decision making process in accordance with its ESG policy. We follow a rigorous investment process based on:

•a comprehensive analysis of issuer creditworthiness, including a quantitative and qualitative assessment of the issuer’s business;

•an evaluation of management and its economic incentives;

•an analysis of business strategy and industry trends; and

•an in-depth examination of capital structure, financial results and projections.

We seek to identify those companies exhibiting superior fundamental risk-reward profiles and strong defensible business franchises while focusing on the relative value of the investment across the industry as well as for the specific company.

Intensive Due Diligence

The process through which an investment decision is made involves extensive research into the target company, its industry, its growth prospects and its ability to withstand adverse conditions. If the senior investment professional responsible for the potential transaction determines that an investment opportunity should be pursued, we will engage in an intensive due diligence process. Approximately 40-50% of the investments initially reviewed by us proceed to this phase. Though each transaction will involve a somewhat different approach, the regular due diligence steps generally undertaken include:

•meeting with the target company’s management team to get a detailed review of the business, and to probe for potential weaknesses in business prospects;

•checking management’s backgrounds and references;

•performing a detailed review of historical financial performance, including performance through various economic cycles, and the quality of earnings;

•reviewing both short and long term projections of the business, and sensitizing them for both upside and downside risk;

•visiting headquarters and company operations and meeting with top and middle-level executives;

•contacting customers and vendors to assess both business prospects and standard practices;

•conducting a competitive analysis, and comparing the issuer to its main competitors on an operating, financial, market share and valuation basis;

•researching the industry for historic growth trends and future prospects as well as to identify future exit alternatives (including available Wall Street research, industry association literature and general news);

•assessing asset value and the ability of physical infrastructure and information systems to handle anticipated growth; and

•investigating legal risks and financial and accounting systems.

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

After the investment committee approves continued work on the potential investment, a more extensive due diligence process is employed by the transaction team. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys, independent accountants, and other third party consultants and research firms prior to the closing of the investment, as appropriate on a case-by-case basis. Approximately 10-15% of all investments initially reviewed by us will be presented to the investment committee. Approval of an investment for funding requires the approval of the majority of the investment committee of our investment adviser, although unanimous consent is sought.

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

Investments

We invest in portfolio companies primarily in the form of first lien senior secured loans (including “unitranche” loans which are loans that combine both senior and subordinated debt, generally in a first lien position), second lien senior secured loans, subordinated debt and preferred equity. The first and second lien senior secured loans generally have terms of three to 10 years. In connection with our first and second lien senior secured loans, we generally receive security interests in certain assets of our portfolio companies that could serve as collateral in support of the repayment of such loans. First and second lien senior secured loans generally have floating interest rates, which may have interest rate floors, and also may provide for some amortization of principal and excess cash flow payments, with the remaining principal balance due at maturity.

We structure our subordinated debt investments primarily as unsecured subordinated loans that provide for relatively higher fixed interest rates. The subordinated debt investments generally have terms of up to 10 years. These loans typically have interest-only payments, with amortization of principal, if any, deferred to the later years of the subordinated debt investment. In some cases, we may enter into loans that, by their terms, convert into equity or additional debt or defer payments of interest (or at least cash interest) for the first few years after our investment. Also, in some cases our subordinated debt will be secured by a subordinated lien on some or all of the assets of the borrower.

In some cases, our debt and preferred equity investments may provide for a portion of the interest or dividends payable to be payment-in-kind (“PIK”). To the extent interest or dividends are PIK, they will be payable through the increase of the principal amount of the loan or preferred equity security by the amount of interest or dividend due on the then-outstanding aggregate principal amount of such loan or preferred equity security and is generally collected upon repayment of the outstanding principal or redemption of the equity security, as applicable.

In the case of our first and second lien senior secured loans, subordinated debt and preferred equity investments, we tailor the terms of the investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that aims to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan and improve its profitability. For example, in addition to generally seeking a senior position in the capital structure of our portfolio companies, we will seek, where appropriate, to limit the downside potential of our investments by:

•targeting a total return on our investments (including from both interest and potential equity appreciation) that compensates us for credit risk;

•incorporating “put” rights, call protection and interest rate floors for floating rate loans, into the investment structure; and

•negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with preservation of our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or participation rights.

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

Our subordinated debt investments may include equity features, such as warrants or options to buy a minority interest in the portfolio company. Warrants we receive with our debt investments may require only a nominal cost to exercise, and thus, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We may structure the warrants to provide provisions protecting our rights as a minority-interest holder, as well as puts, or rights to sell such securities back to the portfolio company, upon the occurrence of specified events. In many cases, we also obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights.

We believe that our focus on generating proprietary deal flow and lead investing gives us greater control over the capital structures and investment terms described above and enables us to actively manage our investments. Moreover, by leading the investment process, we are often able to secure controlling positions in loan tranches, thereby providing additional control in investment outcomes.

To a lesser extent, we also make common equity investments, which have generally been non-control equity investments of less than $20 million (usually in conjunction with a concurrent debt investment). However, we may increase the size or change the nature of these investments.

ACQUISITION OPPORTUNITIES

We believe that there may be opportunity for further consolidation in our industry. From time to time, we evaluate potential strategic opportunities, including acquisitions of:

•asset portfolios;

•other private and public finance companies, business development companies and asset managers; and

•selected secondary market assets.

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

ON-GOING RELATIONSHIPS WITH AND MONITORING OF PORTFOLIO COMPANIES

We closely monitor each investment we make, maintain a regular dialogue with both the management team and other stakeholders and seek specifically tailored financial reporting. In addition, senior investment professionals may take board seats or obtain board observation rights in connection with our portfolio companies. As of December 31, 2020, of our 350 portfolio companies, we were entitled to board seats or board observation rights on 23% of these companies and these companies represented approximately 38% of our portfolio at fair value.

In addition to covenants and other contractual rights and through board participation, when appropriate, we seek to enhance portfolio company performance post-investment by actively working with management on strategic and operating initiatives where there is an opportunity to do so. We often introduce managers of companies in which we have invested to other portfolio companies to capitalize on complementary business activities and best practices.

We believe that our focus on generating proprietary deal flow gives us greater control over capital structure and investment terms and lead investing enhances our ability to closely monitor each investment we make.

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

As of December 31, 2020, the weighted average grade of our portfolio at fair value was 3.0. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity.”

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

STAFFING

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees or affiliates of our investment adviser, Ares Capital Management, and our administrator, Ares Operations, each of which is a subsidiary of Ares Management, pursuant to the terms of our investment advisory and management agreement and our administration agreement, respectively, each as described below. Each of our executive officers is an employee or affiliate of our investment adviser or our administrator. Our day-to-day investment activities are managed by our investment adviser. Most of the services necessary for the origination of our investment portfolio are provided by investment professionals employed by Ares Capital Management. Ares Capital Management had approximately 120 U.S.-based investment professionals as of December 31, 2020 who focus on origination, transaction development, investment and the ongoing monitoring of our investments. See “Investment Advisory and Management Agreement” below. We reimburse both our investment adviser and our administrator for a certain portion of expenses incurred in connection with such staffing, as described in more detail below. Because we have no employees, Ares Capital does not have a formal employee relations policy.

INVESTMENT ADVISORY AND MANAGEMENT AGREEMENT

Management Services

Ares Capital Management serves as our investment adviser and is registered as an investment adviser under the Advisers Act. Subject to the overall supervision of our board of directors, our investment adviser manages the day-to-day operations of, and provides investment advisory and management services to, Ares Capital. Under the terms of the investment advisory and management agreement, our investment adviser:

•determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies);

•closes and monitors the investments we make;

•determines the investments and other assets that we purchase, retain or sell; and

•provides us with such other investment advisory and research and related services as we may from time to time reasonably require.

Ares Capital Management’s services to us under the investment advisory and management agreement are not exclusive, and it is free to furnish similar services to other entities. Similarly, our investment adviser or its affiliates may directly or indirectly manage funds or other investment vehicles with investment objectives similar to ours. Accordingly, we may compete with these Ares funds or other investment vehicles managed by our investment adviser and its affiliates for capital and investment opportunities. Ares Capital Management endeavors to allocate investment opportunities in a fair and equitable manner, and in any event consistent with any fiduciary duties owed to Ares Capital. Nevertheless, it is possible that we may not be given the opportunity to participate in certain investments made by investment funds or other investment vehicles managed by our investment adviser or its affiliates. See “Risk Factors—Risks Relating to Our Business—There are significant potential conflicts of interest that could impact our investment returns.”

Base Management Fee
Pursuant to the investment advisory and management agreement and subject to the overall supervision of our board of directors, our investment adviser provides investment advisory and management services to us. For providing these services, our investment adviser receives fees from us consisting of a base management fee, an income based fee and a capital gains incentive fee.
The base management fee is calculated at an annual rate of 1.5% on all assets financed using leverage up to 1.0x debt to equity. For all assets financed using leverage over 1.0x debt to equity, the annual base management fee is calculated at an annual rate of 1.0%. The base management fee is based on the average value of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) at the end of the two most recently completed calendar quarters and is calculated by applying the applicable fee rate. The base management fee is payable quarterly in arrears.
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
We pay our investment adviser an income based fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:
•No income based fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate;

•100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter. We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 2.1875%) as the “catch-up” provision. The “catch-up” is meant to provide our investment adviser with 20% of the pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeded 2.1875% in any calendar quarter; and

•20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter.

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

Duration, Termination and Amendment

At a meeting of our board of directors on May 28, 2020, our board of directors, including a majority of the directors who are not “interested persons” of the Company as defined in the Investment Company Act, voted to approve the continuation of our investment advisory and management agreement, which extended the terms of the agreement until June 6, 2021. Such meeting was held via videoconference pursuant to the exemptive relief granted under SEC Release No. 33817, dated March 13, 2020. See “Regulation.”

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

(vii)    additional benefits to be derived by our investment adviser and its affiliates as a result of our relationship with our investment adviser; and

(viii)    various other matters, including the alignment of interests of our stockholders.

In voting to approve the investment advisory and management agreement, our board of directors, including all of the directors who are not “interested persons,” of the Company, made the following conclusions:

•Nature, Extent and Quality of Services. Our board of directors considered the nature, extent and quality of the investment selection process employed by our investment adviser, including the flow of transaction opportunities resulting from Ares Capital Management’s investment professionals’ significant capital markets, trading and research expertise, the employment of Ares Capital Management’s investment philosophy, diligence procedures, credit recommendation process, investment structuring, and ongoing relationships with and monitoring of portfolio companies, in light of the investment objective of the Company. Our board of directors also considered our investment adviser’s personnel and their prior experience in connection with the types of investments made by us, including such personnel’s network of relationships with intermediaries focused on U.S. middle-market companies and other companies in which we may make investments. Our board of directors also considered the benefit and increasing costs of our investment adviser continuing to be able to recruit and retain top talent. In addition, our board of directors considered the other terms and conditions of the investment advisory and management agreement, including that the substantive terms of the investment advisory and management agreement (other than the fees payable thereunder, which our board of directors reviewed separately) are generally the same as those of comparable BDCs described in the available market data and that it would be difficult to obtain similar services of similar quality on a comparable basis from other third party service providers or through an internally managed structure. In addition, our board of directors considered the fact that we have the ability to terminate the investment advisory and management agreement without penalty upon 60 days’ written notice to our investment adviser. Our board of directors further determined that our investment adviser is served by a dedicated origination, transaction development and investment team of investment professionals, and that these investment professionals have historically focused on investments in U.S. middle-market companies and other companies in which we may make investments, which experience and relationships coincide with our investment objective and generally equal or exceed those of the management teams or investment advisers of other comparable BDCs described in the available market data.

•Investment Performance. Our board of directors reviewed the long-term and short-term investment performance of the Company and our investment adviser, as well as comparative data based on publicly available information with respect to the long-term and short-term investment performance of other externally managed BDCs and their investment advisers. Our board of directors noted the longevity and consistency of the Company’s investment performance and determined that our investment adviser was delivering results consistent with the investment objective of the Company and that the Company’s investment performance was generally above average when compared to comparable BDCs, including based on one, three and five year time periods. Our board of directors further determined that in light of the performance history of the Company, our investment adviser’s extensive experience with our particular investment objectives and policies and our investment adviser’s commitment to the Company, our investment adviser was well-positioned to manage our investment performance, including through the volatile market conditions caused by the novel Coronavirus (“COVID-19”) pandemic, with the approval of the investment advisory and management agreement.

•Costs of the Services Provided to the Company. Our board of directors considered (i) comparative data based on publicly available information with respect to services rendered and the advisory fees (including the base management fee, income based fee and capital gains incentive fee or similar fees (including applicable hurdle rates, other payment conditions and/or fee waivers)) of other BDCs with similar investment objectives, our operating expenses and expense ratios compared to other BDCs of similar size and with similar investment objectives and (ii) the administrative services that our administrator will provide to us at cost. Further, our board of directors considered comparative information with respect to the advisory fees paid by the Company as compared to the advisory fees paid by other funds and accounts managed by our investment adviser with similar investment strategies, and considered the rationale for the differences in fees, including, but not limited to, differences in investment objectives and investment strategies as well as the regulated nature of the Company.

•Economies of Scale. Our board of directors considered information about the potential for our stockholders to experience economies of scale as we grow in size.

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

ADMINISTRATION AGREEMENT

We are also party to an administration agreement, referred to herein as the “administration agreement”, with our administrator, Ares Operations. Our board of directors approved the continuation of our administration agreement on May 28, 2020, which extended the term of the agreement until June 1, 2021. Pursuant to the administration agreement, Ares Operations furnishes us with office equipment and clerical, bookkeeping and record keeping services at our office facilities. Under the administration agreement, Ares Operations also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology and investor relations, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Ares Operations assists us in determining and publishing our net asset value, assists us in providing managerial assistance to our portfolio companies, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the administration agreement are equal to an amount based upon our allocable portion of Ares Operations’ overhead and other expenses (including travel expenses) incurred by Ares Operations in performing its obligations under the administration agreement, including our allocable portion of the compensation, rent and other expenses of certain of our officers (including our chief compliance officer, chief financial officer, chief accounting officer, general counsel, secretary, treasurer and assistant treasurer) and their respective staffs. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

For each of the years ended December 31, 2020 and 2019, we incurred $13 million and $14 million, respectively, in administrative fees. As of December 31, 2020 and 2019, $3 million and $3 million, respectively, of the administrative fees were unpaid and included in “accounts payable and other liabilities” in the accompanying consolidated balance sheets.

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

The amount of leverage that we employ at any particular time will depend on our investment adviser’s and our board of directors’ assessments of market and other factors at the time of any proposed borrowing. As of February 4, 2021, we had $8.1 billion in total aggregate principal amount of debt outstanding under the various debt instruments described below. See “Risk Factors—Risks Relating to Our Business—We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing with us.”

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

We are party to a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), which allows us to borrow up to $3.6 billion at any one time outstanding. The Revolving Credit Facility consists of a $740 million term loan tranche and a $2.9 billion revolving tranche. For $699 million of the term loan tranche, the stated maturity date is March 30, 2025. For the remaining $41 million of the term loan tranche, the stated maturity date is March 30, 2024. For $2.7 billion revolving tranche, the end of the revolving period and the stated maturity date are March 30, 2024 and March 30, 2025, respectively. For the remaining $124 million of the revolving tranche, the end of the revolving period and the stated maturity date are March 30, 2023 and March 30, 2024, respectively. The Revolving Credit Facility also provides for a feature that allows us, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of $5.4 billion. The interest rate charged on the Revolving Credit Facility is based on an applicable spread of either 1.75% or 1.875% over LIBOR or 0.75% or 0.875% over an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility), in each case, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility.

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

We and our consolidated subsidiary, ARCC FB Funding LLC (“AFB”), are party to a revolving funding facility (as amended, the “BNP Funding Facility”), which allows AFB to borrow up to $300 million at any one time outstanding. The BNP Funding Facility is secured by all of the assets held by AFB. The end of the reinvestment period and the stated maturity date for the BNP Funding Facility are June 11, 2023 and June 11, 2025, respectively. The reinvestment period and the stated maturity date are both subject to a one-year extension by mutual agreement. The interest rate charged on the BNP Funding Facility is based on three-month LIBOR (subject to a floor of 0.45%), or over a “base rate” (as defined in the agreements governing the BNP Funding Facility) plus a margin that generally ranges between 2.65% and 3.15% (depending on the types of assets such advances relate to), with a weighted average floor for all classes of advances of (i) 2.75% during the reinvestment period and (ii) 3.25% following the reinvestment period.

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

We have approximately $5.6 billion in aggregate principal amount of senior unsecured notes outstanding comprised of $600 million in aggregate principal amount of senior unsecured notes that mature on January 19, 2022 and bear interest at a rate of 3.625% (the “2022 Notes”), $750 million in aggregate principal amount of senior unsecured notes that mature on February 10, 2023 and bear interest at a rate of 3.500% (the “2023 Notes”), $900 million in aggregate principal amount of senior unsecured notes that mature on June 10, 2024 and bear interest at a rate of 4.200% (the “2024 Notes”), $600 million in aggregate principal amount of senior unsecured notes that mature on March 1, 2025 and bear interest at a rate of 4.250% (the “March 2025 Notes”), $750 million in aggregate principal amount of senior unsecured notes that mature on July 15, 2025 and bear interest at a rate of 3.250% (the “July 2025 Notes”), $1,150 million in aggregate principal amount of senior unsecured notes that mature on January 15, 2026 and bear interest at a rate of 3.875% (the “January 2026 Notes”), $650 million in aggregate principal amount of senior unsecured notes that mature on July 15, 2026 and bear interest at a rate of 2.150% (the “July 2026 Notes”) and $230 million in aggregate principal amount of senior unsecured notes that mature on April 15, 2047 and bear interest at a rate of 6.875% (the “2047 Notes”). The 2047 Notes are listed on The New York Stock Exchange. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” as well as Note 17 to our consolidated financial statements for the year ended December 31, 2020 for more information regarding the issuance of the July 2026 Notes.

We intend to continue borrowing under the Revolving Credit Facility, the Revolving Funding Facility, the SMBC Funding Facility and the BNP Funding Facility (together the “Facilities”) in the future and we may increase the size of the Facilities, add additional credit facilities or otherwise issue additional debt securities or other evidences of indebtedness in the future, although there can be no assurance that we will be able to do so.

For more information on our debt, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”

REGULATION

We have elected to be regulated as a BDC under the Investment Company Act and have elected to be treated as a RIC under the Code. As with other companies regulated by the Investment Company Act, a BDC must adhere to certain substantive regulatory requirements. The Investment Company Act contains prohibitions and restrictions relating to certain transactions between BDCs and certain affiliates (including any investment advisers or sub-advisers), principal underwriters and certain affiliates of those affiliates or underwriters. Among other things, we generally cannot co-invest in any portfolio company in which a fund managed by Ares or any of its downstream affiliates other than us and our downstream affiliates) is also co-investing. On January 18, 2017, we received the Co-investment Exemptive Order from the SEC that permits us and other business development companies and registered closed-end management investment companies managed by Ares to co-invest in portfolio companies with each other and with affiliated investment funds. Co-investments made under the Co-investment Exemptive Order are subject to compliance with certain conditions and other requirements contained in the Co-investment Exemptive Order, which could limit our ability to participate in a co-investment transaction. On April 8, 2020, the SEC issued a conditional exemptive order that provided BDCs with temporary flexibility to engage in certain types of Subject Transactions. Although this relief expired on December 31, 2020, on January 5, 2021, the SEC stated that until March 31, 2021 it will not recommend enforcement action against any BDC with an existing co-investment order that engages in Subject Transactions.

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

Under the Investment Company Act, we are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value per share of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. Pursuant to approval granted at a special meeting of stockholders held on August 13, 2020, we currently are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on August 13, 2021.

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

We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the Investment Company Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any investment company (as defined in the Investment Company Act), invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate unless certain conditions are met. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses.

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

Generally, we will not receive any non-public personal information about recordholders of our common stock, although certain of our recordholders’ non-public information may become available to us. The non-public personal information that we may receive falls into the following categories:

•information we receive from recordholders, whether we receive it orally, in writing or electronically. This includes recordholders’ communications to us concerning their investment;

•information about recordholders’ transactions and history with us; and

•other general information that we may obtain about recordholders, such as demographic and contact information such as address.

We disclose non-public personal information about recordholders:

•to our affiliates (such as our investment adviser and administrator) and their employees for everyday business purposes;

•to our service providers (such as our accountants, attorneys, custodians, transfer agent, underwriters and proxy solicitors) and their employees, as is necessary to service recordholder accounts or otherwise provide the applicable service;

•to comply with court orders, subpoenas, lawful discovery requests or other legal or regulatory requirements; or

•as allowed or required by applicable law or regulation.

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

AVAILABLE INFORMATION

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This information is available free of charge by calling us collect at (310) 201-4200 or on our website at www.arescapitalcorp.com. Information contained on our website is not incorporated into this Annual Report and you should not consider such information to be part of this Annual Report. Such information is also available from the EDGAR database on the SEC’s website at http://www.sec.gov.

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

RISK FACTOR SUMMARY

The following is a summary of the principal risks that you should carefully consider before investing in our securities.

•The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business and operations.

•The COVID-19 pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations.

•Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.

•A failure on our part to maintain our status as a BDC may significantly reduce our operating flexibility and a failure to maintain our status as a RIC may subject us to additional corporate-level income taxes and reduce earnings available from which to pay dividends.

•We are dependent upon certain key personnel of Ares for our future success and upon their access to other Ares investment professionals.

•We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing with us.

•We operate in a highly competitive market for investment opportunities.

•There are significant potential conflicts of interest that could impact our investment returns.

•We are exposed to risks associated with changes in interest rates.

•Most of our portfolio investments are not publicly traded and, as a result, the fair value of these investments may not be readily determinable. Additionally, to the extent that we need liquidity and need to sell assets, the lack of liquidity in our investments may adversely affect our business.

•Our financial condition and results of operations could be negatively affected if a significant investment fails to perform as expected.

•Declines in market prices and liquidity in the corporate debt markets can result in significant net unrealized depreciation of our portfolio, which in turn would reduce our net asset value.

•Economic recessions or downturns, including as a result of the COVID-19 pandemic, could impair our portfolio companies and harm our operating results.

•Our investments, which are primarily in middle-market companies, may be risky and we could lose all or part of our investment.

•Our portfolio companies may be highly leveraged.

•Our shares of common stock may trade at a price above or below net asset value. If our common stock trades at a discount to net asset value, our ability to raise capital may be limited.

•Our ability to grow depends on our ability to raise capital.

•Our asset coverage requirement is 150%, which may increase the risk of investing with us.

RISKS RELATING TO OUR BUSINESS

The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability, including as recently as 2020 as a result of the COVID-19 pandemic. In addition, between 2008 and 2009, the global capital markets were unstable as evidenced by periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance these market conditions will not continue or worsen in the future, including as a result of COVID-19, as discussed below.

Equity capital may be difficult to raise during such periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. We generally seek approval from our stockholders so that we have the flexibility to issue up to 25% of our then outstanding shares of our common stock at a price below net asset value. Pursuant to approval granted at a special meeting of stockholders held on August 13, 2020, we are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on August 13, 2021.

Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. The reappearance of market conditions similar to those experienced during portions of 2020 and from 2008 through 2009 for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being at a higher cost in rising rate environments. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.

Significant disruption or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). Significant disruption or volatility in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations.

The COVID-19 pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations.

As of the filing date of this Annual Report, there is a continued outbreak of the COVID-19 pandemic, for which the World Health Organization has declared a global pandemic, the United States has declared a national emergency, and for the first time in its history, every state in the United States is under a federal disaster declaration. Many states, including those in which we and our portfolio companies operate, have issued orders requiring the closure of, or certain restrictions on the operation of, non-essential businesses and/or requiring residents to stay at home. The COVID-19 pandemic and restrictive measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, or the re-introduction of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. While several countries, as well as certain states, counties and cities in the United States, began to relax the early public health restrictions with a view to partially or fully reopening their economies, many cities, both globally and in the United States, have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. This recent increase in cases has led to the re-introduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Additionally, in December 2020, the U.S. Food and Drug Administration authorized vaccines produced by Pfizer-BioNTech and Moderna for emergency use. However, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and our business and operations, as well as the business and operations of our portfolio companies, could be materially adversely affected by a prolonged recession in the U.S. and other major markets.

The COVID-19 pandemic (including the restrictive measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies. The COVID-19 pandemic is having a particularly adverse impact on industries in which certain of our portfolio companies operate, including energy, hospitality, travel, retail and restaurants. Certain of our portfolio companies in other industries have also been significantly impacted. The COVID-19 pandemic is continuing as of the filing date of this Annual Report, and its extended duration may have further adverse impacts on our portfolio companies after December 31, 2020, including for the reasons described below. Although the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020, which contains provisions intended to mitigate the adverse economic effects of the COVID-19 pandemic, and a second stimulus package on December 27, 2020, which provides $900 billion in resources to small businesses and individuals as well as certain industries that have been adversely affected by the COVID-19 pandemic, it is uncertain whether, or how much, our portfolio companies have benefited or may benefit from such legislation or any other subsequent legislation intended to provide financial relief or assistance. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have drawn, particularly in the beginning of the COVID-19 pandemic, on a higher percentage of the available revolving loans made available by us. While the levels of draw on available revolving loans have generally returned to pre-COVID-19 pandemic levels, some of our portfolio companies with such available revolving loans may draw or continue to draw on such loans at a higher level than before the COVID-19 pandemic, subject to availability under the terms of such loans.

The effects described above on our portfolio companies have, for certain of our portfolio companies to date, impacted their ability to make payments on their loans on a timely basis and in many cases have required us to amend certain terms of their loans, including payment terms. In addition, an extended duration of the COVID-19 pandemic may impact the ability of our portfolio companies to continue making their loan payments on a timely basis or meeting their loan covenants. The inability of portfolio companies to make timely payments or meet loan covenants may in the future require us to undertake similar amendment actions with respect to other of our investments or to restructure our investments. The amendment or restructuring of our investments may include the need for us to make additional investments in our portfolio companies (including debt or equity investments) beyond any existing commitments, exchange debt for equity, or change the payment terms of our loans to permit an affected portfolio company to pay a portion of its interest through PIK, which would defer the cash collection of such interest and add it to the principal balance, which would generally be due upon repayment of the outstanding principal.

The COVID-19 pandemic has adversely impacted the fair value of certain of our investments, including those reported as of December 31, 2020, and the values reported may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the COVID-19 pandemic may not yet be fully reflected in the fair value of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often from a time period earlier, generally two to three months, than the quarter for which we are reporting. Additionally, we may not have yet received information or certifications from our portfolio companies that indicate the full and ongoing extent of declining performance or non-compliance with debt covenants, as applicable, as a result of the COVID-19 pandemic. As a result, our valuations, including those reported as of December 31, 2020, may not show the complete or continuing impact of the COVID-19 pandemic and the resulting restrictive measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may incur additional net unrealized or realized losses after December 31, 2020, which could have a material adverse effect on our business, financial condition and results of operations.

Despite actions of the U.S. federal government and foreign governments, the uncertainty surrounding the COVID-19 pandemic, including uncertainty regarding new variants of COVID-19 that have emerged in the United Kingdom, South Africa, and Brazil, and other factors have contributed to significant volatility in the global public equity markets and global debt capital markets, including the market price of shares of our common stock and the trading prices of our issued debt securities. Market conditions may make it difficult for us to raise equity capital because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. Pursuant to approval granted at a special meeting of stockholders, held on August 13, 2020, we are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. This stockholder approval expires on August 13, 2021. Moreover, these market conditions may make it difficult to access or obtain new indebtedness with similar terms to our existing indebtedness or otherwise have a negative effect on our cost of capital. See “Risk Factors—Risks Relating to Our Business—The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business and operations.”

In response to the COVID-19 pandemic, Ares Management Corporation, the indirect owner of our investment adviser, instituted a work from home policy until it is deemed safe to return to the office. Such a policy of an extended period of remote working by our investment adviser and/or its affiliate’s employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts, that seek to exploit the COVID-19 pandemic.

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

We may issue senior securities or borrow money from banks or other financial institutions, up to the maximum amount permitted by the Investment Company Act. As a BDC, we are currently permitted to incur indebtedness or issue senior securities only in amounts such that our asset coverage, as calculated pursuant to the Investment Company Act, equals at least 150% after each such incurrence or issuance (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from paying dividends and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing shares of our common stock. In addition, our inability to satisfy this test could cause an event of default under our existing indebtedness. If we cannot satisfy this test, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous and, depending on the nature of our leverage, repay a portion of our indebtedness. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2020, our asset coverage calculated in accordance with the Investment Company Act was 182%. Also, to generate cash for funding new investments, we may in the future seek to issue additional debt or to securitize certain of our loans. The Investment Company Act may impose restrictions on the structure of any such securitization.

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

Pursuant to approval granted at a special meeting of stockholders held on August 13, 2020, we are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on August 13, 2021.
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

As of December 31, 2020, we had approximately $2.8 billion of outstanding borrowings under the Facilities, approximately $791 million in aggregate amount outstanding of the Convertible Unsecured Notes and approximately $5.0 billion in aggregate principal amount outstanding of the 2022 Notes, the 2023 Notes, the 2024 Notes, the March 2025 Notes, the July 2025 Notes, the January 2026 Notes and the 2047 Notes (together the “Unsecured Notes”). In order for us to cover our annual interest payments on our outstanding indebtedness at December 31, 2020, we must achieve annual returns on our December 31, 2020 total assets of at least 1.8%. The weighted average stated interest rate charged on our principal amount of outstanding indebtedness as of December 31, 2020 was 3.4%. We intend to continue borrowing under the Facilities in the future and we may increase the size of the Facilities or issue additional debt securities or other evidences of indebtedness (although there can be no assurance that we will be successful in doing so). For more information on our indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.” Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our investment adviser’s and our board of directors’ assessments of market and other factors at the time of any proposed borrowing. We are currently allowed to borrow amounts such that our asset coverage, as calculated pursuant to the Investment Company Act, equals at least 150% after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us).

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

The following table illustrates the effect on return to a holder of our common stock of the leverage created by our use of borrowing at the weighted average stated interest rate of 3.4% as of December 31, 2020, together with (a) our total value of net assets as of December 31, 2020; (b) approximately $8.6 billion in aggregate principal amount of indebtedness outstanding as of December 31, 2020 and (c) hypothetical annual returns on our portfolio of minus 15% to plus 15%.

Assumed Return on Portfolio (Net of Expenses)(1)	-15.00%	-10.00%	-5.00%	—%	5.00%	10.00%	15.00%
Corresponding Return to Common Stockholders(2)	-37.90%	-26.61%	-15.33%	-4.04%	7.24%	18.52%	29.81%
_______________________________________________________________________________

(1)The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2020. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2020.

(2)In order to compute the “Corresponding Return to Common Stockholders,” the “Assumed Return on Portfolio” is multiplied by the total value of our assets at December 31, 2020 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 3.4% by the approximately $8.6 billion of principal debt outstanding) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of December 31, 2020 to determine the “Corresponding Return to Common Stockholders.”

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

The agreements governing the Facilities, the Convertible Unsecured Notes and the Unsecured Notes require us to comply with certain financial and operational covenants. These covenants may include, among other things:

•restrictions on the level of indebtedness that we are permitted to incur in relation to the value of our assets;

•restrictions on our ability to incur liens; and

•maintenance of a minimum level of stockholders’ equity.

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

Our investment adviser’s base management fee is based on a percentage of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) and, consequently, our investment adviser may have conflicts of interest in connection with decisions that could affect our total assets, such as decisions as to whether to incur indebtedness or to make future investments. We are currently allowed to borrow amounts such that our asset coverage, as calculated pursuant to the Investment Company Act, equals at least 150% after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). Accordingly, our investment adviser may have conflicts of interest in connection with decisions to use increased leverage permitted under our asset coverage requirement applicable to senior securities, as the incurrence of such additional indebtedness would result in an increase in the base management fees payable to our investment adviser and may also result in an increase in the income based fees and capital gains incentive fees payable to our investment adviser.

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

We are subject to risks related to corporate social responsibility.

Our business (including that of our portfolio companies) faces increasing public scrutiny related to ESG activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as diversity, equity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, our relationship with existing and future portfolio companies, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.

Additionally, new regulatory initiatives related to ESG that are applicable to us and our portfolio companies could adversely affect our business. In May 2018, the European Commission adopted an “action plan on financing sustainable growth.” The action plan is, among other things, designed to define and reorient investment toward sustainability. The action plan contemplates: establishing EU labels for green financial products; increasing disclosure requirements in the financial services sector around ESG and strengthening the transparency of companies on their ESG policies and introducing a ‘green supporting factor’ in the EU prudential rules for banks and insurance companies to incorporate climate risks into banks’ and insurance companies’ risk management policies. There is a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, e.g., their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We and our portfolio companies are subject to the risk that similar measures might be introduced in other jurisdictions in the future. Additionally, compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

Changes in laws or regulations governing our operations or the operations of our portfolio companies, changes in the interpretation thereof or newly enacted laws or regulations, such as the Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the Small Business Credit Availability Act (the “SBCAA”), could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

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

Additionally, legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service (“IRS”) and the U.S. Treasury Department. We cannot predict with certainty how any changes in the tax laws might affect us, our stockholders, or our portfolio companies. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

Uncertainty relating to the LIBOR calculation process may adversely affect the value of the LIBOR‑indexed, floating‑rate debt securities in our portfolio or the cost of our borrowings.

National and international regulators and law enforcement agencies have conducted investigations into a number of rates or indices that are deemed to be “reference rates.” Actions by such regulators and law enforcement agencies may result in changes to the manner in which certain reference rates are determined, their discontinuance, or the establishment of alternative reference rates. In particular, on July 27, 2017, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, with the support of the United States Federal Reserve and the United Kingdom’s Financial Conduct Authority, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. The United States Federal Reserve concurrently issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. Such announcements indicate that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It appears highly likely that LIBOR will be discontinued or modified by 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short‑term repurchase agreements, backed by Treasury securities (the “Secured Overnight Financing Rate,” or “SOFR”). The future of LIBOR at this time is uncertain. Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR‑based securities, including our portfolio of LIBOR‑indexed, floating‑rate debt securities, or the cost of our borrowings. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR‑based securities, including the value of the LIBOR‑indexed, floating‑rate debt securities in our portfolio, or the cost of our borrowings. Additionally, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our credit facility lenders and our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.

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

As the COVID-19 pandemic has demonstrated, many of our portfolio companies may be susceptible to economic downturns or recessions and may be unable to repay our loans during these periods. Therefore, during these periods our non-performing assets may increase and the value of our portfolio may decrease if we are required to write down the values of our investments. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results. We experienced to some extent such effects as a result of the economic downturn that occurred in 2020 as a result of the COVID-19 pandemic and from 2008 through 2009 and may experience such effects again in any future downturn or recession.

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

We primarily invest in privately held U.S. middle-market companies. Investments in privately held middle-market companies involve a number of significant risks, including the following:

•these companies may have limited financial resources and may be unable to meet their obligations, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing our investment;

•they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•they typically depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse effect on such portfolio company and, in turn, on us;

•there is generally little public information about these companies. These companies and their financial information are generally not subject to the Exchange Act (as defined below) and other regulations that govern public companies, and we may be unable to uncover all material information about these companies, which may prevent us from making a fully informed investment decision and cause us to lose money on our investments;

•they generally have less predictable operating results and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;

•we, our executive officers, directors and our investment adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in our portfolio companies and may, as a result, incur significant costs and expenses in connection with such litigation;

•changes in laws and regulations (including the tax laws), as well as their interpretations, may adversely affect their business, financial structure or prospects; and

•they may have difficulty accessing the capital markets to meet future capital needs.

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

We also may invest in assets other than first and second lien and subordinated debt investments, including high-yield securities, U.S. government securities, credit derivatives and other structured securities and certain direct equity investments. These investments entail additional risks that could adversely affect our investment returns.

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

We may purchase common and other equity securities. Although common stock has historically generated higher average total returns than fixed income securities over the long-term, common stock also has experienced significantly more volatility in those returns. The equity securities we acquire may fail to appreciate and may decline in value or become worthless and our ability to recover our investment will depend on the underlying portfolio company’s success. Investments in equity securities involve a number of significant risks, including:

•any equity investment we make in a portfolio company could be subject to further dilution as a result of the issuance of additional equity interests and to serious risks as a junior security that will be subordinate to all indebtedness (including trade creditors) or senior securities in the event that the issuer is unable to meet its obligations or becomes subject to a bankruptcy process;

•to the extent that the portfolio company requires additional capital and is unable to obtain it, we may not recover our investment; and

•in some cases, equity securities in which we invest will not pay current dividends, and our ability to realize a return on our investment, as well as to recover our investment, will be dependent on the success of the portfolio company. Even if the portfolio company is successful, our ability to realize the value of our investment may be dependent on the occurrence of a liquidity event, such as a public offering or the sale of the portfolio company. It is likely to take a significant amount of time before a liquidity event occurs or we can otherwise sell our investment. In addition, the equity securities we receive or invest in may be subject to restrictions on resale during periods in which it could be advantageous to sell them.

There are special risks associated with investing in preferred securities, including:

•preferred securities may include provisions that permit the issuer, at its discretion, to defer distributions for a stated period without any adverse consequences to the issuer. If we own a preferred security that is deferring its distributions, we may be required to report income for tax purposes before we receive such distributions;

•preferred securities are subordinated to debt in terms of priority to income and liquidation payments, and therefore will be subject to greater credit risk than debt;

•preferred securities may be substantially less liquid than many other securities, such as common stock or U.S. government securities; and

•generally, preferred security holders have no voting rights with respect to the issuing company, subject to limited exceptions.

Additionally, when we invest in first lien senior secured loans (including “unitranche” loans, which are loans that combine both senior and mezzanine debt, generally in a first lien position), second lien senior secured loans or subordinated debt, we may acquire warrants or other equity securities as well. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

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

Shares of closed‑end investment companies frequently trade at a market price that is less than the net asset value that is attributable to those shares. This characteristic of closed‑end investment companies is separate and distinct from the risk that our net asset value per share may decline. It is not possible to accurately predict whether any shares of our common stock will trade at, above, or below net asset value. In the recent past (including during much of 2020), the stocks of BDCs as an industry, including at times shares of our common stock, have traded below net asset value and during much of 2009 traded at near historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. See “Risk Factors—Risks Relating to Our Business—The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business and operations.” When our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors. Pursuant to approval granted at a special meeting of stockholders held on August 13, 2020, we currently are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on August 13, 2021.

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

The capital and credit markets have experienced periods of extreme volatility and disruption over the past several years (including throughout much of 2020 as a result of the COVID-19 pandemic). The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•significant volatility in the market price and trading volume of securities of publicly traded RICs, BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•price and volume fluctuations in the overall stock market from time to time;

•the inclusion or exclusion of our common stock from certain indices;

•changes in law, regulatory policies or tax guidelines, or interpretations thereof, particularly with respect to RICs or BDCs;

•loss of our RIC status;

•our ability to manage our capital resources effectively;

•changes in our earnings or variations in our operating results;

•changes in the value of our portfolio of investments;

•any shortfall in investment income or net investment income or any increase in losses from levels expected by investors or securities analysts;

•departure of Ares’ key personnel;

•short-selling pressure with respect to shares of our common stock or BDCs generally;

•future sales of our securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities, including the Convertible Unsecured Notes;

•uncertainty surrounding the strength of the U.S. economy;

•uncertainty between the U.S. and other countries with respect to trade policies, treaties, and tariffs; and

•general economic trends and other external factors.

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
At a special meeting of stockholders held on August 13, 2020, subject to certain determinations required to be made by our board of directors, our stockholders approved our ability to sell or otherwise issue shares of our common stock, in an amount not exceeding 25% of our then outstanding common stock, at a price below the then current net asset value per share during a period that began on August 13, 2020 and expires on August 13, 2021.
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
As of December 31, 2020, the 2022 Convertible Notes are convertible into shares of our common stock beginning on August 1, 2021 and the 2024 Convertible Notes are convertible into shares of our common stock beginning on December 1, 2023 or, under certain circumstances, earlier. Upon conversion of the 2022 Convertible Unsecured Notes, we have the choice to pay or deliver, as the case may be, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. As of December 31, 2020, the conversion price of the 2022 Convertible Notes was effectively $19.09 per share and the conversion price of the 2024 Convertible Notes was effectively $19.88 per share, in each case taking into account certain de minimis adjustments that will be made on the conversion date and subject to further adjustment in certain circumstances. If we elect to deliver shares of common stock upon a conversion at the time our tangible book value per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of common stock upon our issuance of common stock in connection with the conversion of the Convertible Unsecured Notes and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance.
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

Our publicly issued debt securities may or may not have an established trading market. We cannot assure holders of our debt securities that a trading market for our publicly issued debt securities will ever develop or be maintained if developed. In addition to our creditworthiness, many factors may materially adversely affect the trading market for, and market value of, our publicly issued debt securities. These factors include, but are not limited to, the following:

•the time remaining to the maturity of these debt securities;

•the outstanding principal amount of debt securities with terms identical to these debt securities;

•the ratings assigned by national statistical ratings agencies;

•the general economic environment;

•the supply of such debt securities trading in the secondary market, if any;

•the redemption or repayment features, if any, of these debt securities;

•the level, direction and volatility of market interest rates generally; and

•market rates of interest higher or lower than rates borne by the debt securities.

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

GENERAL RISK FACTORS

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

Deterioration in the economic conditions in the Eurozone and globally, including instability in financial markets, may pose a risk to our business. In recent years, financial markets have been affected at times by a number of global macroeconomic and political events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non‑performing loans on the balance sheets of European banks, the potential effect of any European country leaving the Eurozone, the effect of the United Kingdom leaving the European Union (the “EU”), and market volatility and loss of investor confidence driven by political events. The decision made in the United Kingdom to leave the EU has led to volatility in global financial markets and may lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

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

The current global financial market situation, as well as various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide, which could adversely affect our business, financial condition or results of operations. Additionally, these market and economic disruptions could cause interest rates to be volatile, which may negatively impact our ability to access the debt and capital markets on favorable terms.

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

Our business is dependent on our and third parties’ communications and information systems. Further, in the ordinary course of our business we or our investment adviser may engage certain third party service providers to provide us with services necessary for our business. Any failure or interruption of those systems or services, including as a result of the termination or suspension of an agreement with any third-party service providers, could cause delays or other problems in our business activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•sudden electrical or telecommunications outages;

•natural disasters such as earthquakes, tornadoes and hurricanes;

•disease pandemics;

•events arising from local or larger scale political or social matters, including terrorist acts; and

•cyber-attacks.

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

Item 3.    Legal Proceedings

    For a description of our legal proceedings, see Note 16 to our consolidated financial statements for the year ended December 31, 2020.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK AND DISTRIBUTIONS

Our common stock is traded on The NASDAQ Global Select Market under the symbol “ARCC.” Our common stock has historically traded at prices both above and below our net asset value per share. It is not possible to predict whether our common stock will trade at, above or below net asset value. See “Risk Factors—Risks Relating to Our Common Stock and Publicly Traded Notes—Our shares of common stock have traded at a discount from net asset value and may do so again, which could limit our ability to raise additional equity capital.”
The following table sets forth, for each fiscal quarter for the fiscal years ended December 31, 2020, 2019 and 2018, the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock, the closing sales price as a premium (discount) to net asset value and the dividends or distributions declared by us.

	Net Asset	Price Range		High Sales Price Premium (Discount) to Net Asset	Low Sales Price Premium (Discount) to Net Asset	Cash Dividend Per
	Value(1)	High	Low	Value(2)	Value(2)	Share(3)
Year ended December 31, 2018
First Quarter	$16.84	$16.28	$15.25	(3.33)%	(9.44)%	$0.38
Second Quarter	$17.05	$17.09	$15.90	0.23%	(6.74)%	$0.38
Third Quarter	$17.16	$17.51	$16.45	2.04%	(4.14)%	$0.39
Fourth Quarter	$17.12	$17.58	$14.71	2.69%	(14.08)%	$0.39
Year ended December 31, 2019
First Quarter	$17.21	$17.48	$15.28	1.57%	(11.21)%	$0.48	(4)
Second Quarter	$17.27	$18.12	$17.22	4.92%	(0.29)%	$0.40
Third Quarter	$17.26	$19.19	$17.99	11.18%	4.23%	$0.40
Fourth Quarter	$17.32	$19.02	$18.10	9.82%	4.50%	$0.40
Year ended December 31, 2020
First Quarter	$15.58	$19.23	$8.08	23.43%	(48.14)%	$0.40
Second Quarter	$15.83	$16.20	$9.13	2.34%	(42.32)%	$0.40
Third Quarter	$16.48	$15.02	$13.27	(8.86)%	(19.48)%	$0.40
Fourth Quarter	$16.97	$17.28	$13.82	1.83%	(18.56)%	$0.40

_______________________________________________________________________________

(1)    Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of the relevant quarter.

(2)    Calculated as the respective high or low closing sales price less net asset value, divided by net asset value (in each case, as of the applicable quarter).
(3)    Represents the dividend or distribution declared in the relevant quarter.
(4)    Consists of a quarterly dividend of $0.40 per share and additional quarterly dividends of $0.02 per share, all of which were declared in the first quarter of 2019 and paid on March 29, 2019, June 28, 2019, September 30, 2019 and December 27, 2019 to stockholders of record as of March 15, 2019, June 14, 2019, September 16, 2019 and December 16, 2019, respectively.

On February 4, 2021, the last reported closing sales price of our common stock on The NASDAQ Global Select Market was $17.83 per share, which represented a premium of approximately 5.07% to the net asset value per share reported by us as of December 31, 2020.

HOLDERS

As of February 4, 2021, there were 1,273 holders of record of our common stock (including Cede & Co.).

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

To maintain our RIC status under the Code, we must timely distribute an amount equal to at least 90% of our investment company taxable income (as defined by the Code, which generally includes net ordinary income and net short term capital gains) to our stockholders. In addition, we generally will be required to pay an excise tax equal to 4% on certain undistributed taxable income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our ordinary income recognized during a calendar year and (ii) 98.2% of our capital gain net income, as defined by the Code, recognized during a calendar year and (iii) any income recognized, but not distributed, in preceding years. The taxable income on which we pay excise tax is generally distributed to our stockholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income for distribution in the following year, and pay any applicable excise tax. For the years ended December 31, 2020, 2019 and 2018, we recorded a net excise tax expense of $17 million, $15 million and $14 million, respectively. We cannot assure you that we will achieve results that will permit the payment of any cash distributions. We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a cash dividend, stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically opt out of the dividend reinvestment plan so as to receive cash dividends. See “Dividend Reinvestment Plan.”

RECENT SALES OF UNREGISTERED EQUITY SECURITIES

We did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act of 1933, as amended.

ISSUER PURCHASES OF EQUITY SECURITIES

Dividend Reinvestment Plan

During the year ended December 31, 2020, as a part of our dividend reinvestment plan for our common stockholders, we purchased shares of our common stock in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines such purchases of our common stock during the fourth quarter of 2020:

(dollars in millions, except per share data) Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2020 through October 31, 2020	663,877	$14.32	—	—
November 1, 2020 through November 30, 2020	—	—	—	—
December 1, 2020 through December 31, 2020	—	—	—	—
Total	663,877	$14.32	—	$—

Stock Repurchase Program

In February 2020, our board of directors authorized an amendment to our stock repurchase program to extend the expiration date of the program from February 15, 2020 to February 15, 2021. Under the program, we may repurchase up to $500 million in the aggregate of our outstanding common stock in the open market at certain thresholds below its net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The program will be in effect through February 15, 2021, unless extended or until the approved dollar amount has been used to repurchase shares. The program does not require us to repurchase any specific number of shares and we cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” as well as Note 17 to our consolidated financial statements for the year ended December 31, 2020 for a subsequent event relating to our stock repurchase program.

For the quarter ended December 31, 2020, there were no repurchases of our common stock under our stock repurchase program. As of December 31, 2020, the approximate dollar value of shares that may yet be purchased under the program was $493 million.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG ARES CAPITAL
CORPORATION, S&P 500 INDEX AND SNL US INVESTMENT COMPANY INDEX

Total Return Performance

Index Value
240
220
200
180
160
140
120
100
80
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Ares Capital
S&P 500 Index
SNL US Investment Company Index

SOURCE:    S&P Global Market Intelligence
NOTES:    Assumes $100 invested on December 31, 2015 in Ares Capital, the S&P 500 Index and the SNL US Investment Company Index. Assumes all dividends are reinvested on the respective dividend payment dates without commissions.

	Dec15	Dec16	Dec17	Dec18	Dec19	Dec20
Ares Capital	100.00	127.96	133.75	145.50	190.97	192.19
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
SNL US Investment Company Index	100.00	123.70	137.14	131.54	161.92	135.09

The stock performance graph and other information above shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act, as amended.

FEES AND EXPENSES

The following table is intended to assist you in understanding the costs and expenses that an investor in our common stock will bear, directly or indirectly, based on the assumptions set forth below. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Form 10-K contains a reference to our fees or expenses, we will pay such fees and expenses out of our net assets and, consequently, stockholders will indirectly bear such fees or expenses as investors in us.

Stockholder transaction expenses (as a percentage of offering price):
Sales load	—	(1)
Offering expenses	—	(2)
Dividend reinvestment plan expenses	Up to $15 Transaction Fee	(3)
Total stockholder transaction expenses paid	—	(4)
Annual expenses (as a percentage of consolidated net assets attributable to common stock)(5):
Base management fees	3.28%	(6)
Income based fees and capital gains incentive fees	1.80%	(7)
Interest payments on borrowed funds	4.54%	(8)
Other expenses	0.83%	(9)
Acquired fund fees and expenses	1.58%	(10)
Total annual expenses	12.03%	(11)

(1)    In the event that shares of our common stock are sold to or through underwriters, the applicable prospectus or prospectus supplement will disclose the applicable sales load (underwriting discount or commission). Purchases of shares of our common stock on the secondary market are not subject to sales charges but may be subject to brokerage commissions or other charges. The table does not include any sales load that stockholders may have paid in connection with their purchase of shares of our common stock.

(2)    The applicable prospectus or prospectus supplement will disclose the estimated amount of offering expenses, the offering price and the offering expenses borne by us as a percentage of the offering price.

(3)    The expenses of the dividend reinvestment plan are included in “Other expenses.” The plan administrator’s fees under the plan are paid by us. If a participant elects by notice to the plan administrator in advance of termination to have the plan administrator sell part or all of the shares held by the plan administrator in the participant’s account and remit the proceeds to the participant, the plan administrator is authorized to deduct a transaction fee of up to $15 plus a $0.12 per share fee from the proceeds. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Issuer Purchases of Equity Securities—Dividend Reinvestment Plan” for more information.

(4)    The applicable prospectus or prospectus supplement will disclose the offering price and the total stockholder transaction expenses as a percentage of the offering price.

(5)    The "consolidated net assets attributable to common stock" used to calculate the percentages in this table is our average net assets of $7.0 billion for the year ended December 31, 2020.
(6)    Our base management fee is calculated at an annual rate of 1.5% based on the average value of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) at the end of the two most recently completed calendar quarters; provided, however, the base management fee is calculated at an annual rate of 1.0% on the average value of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) that exceeds the product of (A) 200% and (B) our net asset value at the end of the most recently completed calendar quarter. See “Business—Investment Advisory and Management Agreement.”

(7)    This item represents our investment adviser’s income based fees and capital gains incentive fees based on actual income based fees for the year ended December 31, 2020 and the capital gains incentive fee expense accrued in accordance with GAAP for the year ended December 31, 2020, even though no capital gains incentive fee was actually payable under the investment advisory and management agreement as of December 31, 2020.

GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Company Act or the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee actually payable under the investment advisory and management agreement plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains incentive fee equal to 20% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future or that the amount accrued for will ultimately be paid.

For purposes of this table, we have assumed that these fees will be payable (in the case of the capital gains incentive fee) and that they will remain constant, although they are based on our performance and will not be paid unless we achieve certain goals. We expect to invest or otherwise utilize all of the net proceeds from securities registered under our registration statement pursuant to a particular prospectus supplement within three months of the date of the offering pursuant to such prospectus supplement and may have capital gains and interest income that could result in the payment of these fees to our investment adviser in the first year after completion of such offerings. Since our IPO through December 31, 2020, the average quarterly fees accrued related to income based fees and capital gains incentive fees (including capital gains incentive fees accrued under GAAP even though they may not be payable) have been approximately 0.61% of our weighted average net assets for such period (2.44% on an annualized basis). For more detailed information about income based fees and capital gains incentive fees previously incurred by us, please see Note 3 to our consolidated financial statements for the year ended December 31, 2020.

Income based fees are payable quarterly in arrears in an amount equal to 20% of our pre‑incentive fee net investment income (including interest that is accrued but not yet received in cash), subject to a 1.75% quarterly (7.0% annualized) hurdle rate and a “catch‑up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, our investment adviser receives no income based fees until our net investment income equals the hurdle rate of 1.75% but then receives, as a “catch‑up,” 100% of our pre‑incentive fee net investment income with respect to that portion of such pre‑incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875%. The effect of this provision is that, if pre‑incentive fee net investment income exceeds 2.1875% in any calendar quarter, our investment adviser will receive 20% of our pre‑incentive fee net investment income as if a hurdle rate did not apply.

Capital gains incentive fees are payable annually in arrears in an amount equal to 20% of our realized capital gains on a cumulative basis from inception through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of capital gains incentive fees paid in all prior years.

We will defer cash payment of any income based fees and capital gains incentive fees otherwise earned by our investment adviser if, during the most recent four full calendar quarter period ending on or prior to the date such payment is to be made, the sum of (a) our aggregate distributions to our stockholders and (b) our change in net assets (defined as total assets less indebtedness and before taking into account any income based fees or capital gains incentive fees accrued during the period) is less than 7.0% of our net assets (defined as total assets less indebtedness) at the beginning of such period. Any deferred income based fees and capital gains incentive fees are carried over for payment in subsequent calculation periods to the extent such payment is payable under the investment advisory and management agreement.

These calculations will be adjusted for any share issuances or repurchases.

See “Business—Investment Advisory and Management Agreement.”

(8)    “Interest payments on borrowed funds” represents our interest expenses estimated based on our actual interest and credit facility expenses incurred for the year ended December 31, 2020. During the year ended December 31, 2020, our average outstanding borrowings were approximately $7.8 billion and cash paid for interest expense was $243 million. We had outstanding borrowings of approximately $8.6 billion (with a carrying value of approximately $8.5 billion) as of December 31, 2020. This item is based on the assumption that our borrowings and interest costs after an offering will remain similar to those prior to such offering. The amount of leverage that we may employ at any particular time will depend on, among other things, our investment adviser’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. See “Risk Factors—Risks Relating to Our Business—We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing with us.” We are currently allowed to borrow amounts such that our asset coverage, as calculated pursuant to the Investment Company Act, equals at least 150% after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources”.

(9)    Includes our overhead expenses, including payments under our administration agreement based on our allocable portion of overhead and other expenses incurred by Ares Operations in performing its obligations under the administration agreement, and income taxes. Such expenses are estimated based on actual “Other expenses” for the year ended December 31, 2020. The holders of shares of our common stock (and not the holders of our debt securities or preferred stock, if any) indirectly bear the cost associated with our annual expenses. See “Business—Administration Agreement.”

(10)    Our stockholders indirectly bear the expenses of underlying funds or other investment vehicles that would be investment companies under section 3(a) of the Investment Company Act but for the exceptions to that definition provided for in sections 3(c)(1) and 3(c)(7) of the Investment Company Act (“Acquired Funds”) in which we invest. This amount is estimated based on the estimated annual fees and operating expenses of Acquired Funds in which the Company is invested as of December 31, 2020. Certain of these Acquired Funds are subject to management fees, which generally range from 1% to 2.5% of total net assets, or incentive fees, which generally range between 15% and 25% of net profits. When applicable, fees and operating expenses estimates are based on historic fees and operating expenses for the Acquired Funds. For those Acquired Funds with little or no operating history, fees and operating expenses are estimates based on expected fees and operating expenses stated in the Acquired Funds’ offering memorandum, private placement memorandum or other similar communication without giving effect to any performance. Future fees and operating expenses for these Acquired Funds may be substantially higher or lower because certain fees and operating expenses are based on the performance of the Acquired Funds, which may fluctuate over time. Also included with the amount is an estimate of the annual fees and operating expenses of the SDLP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity—Senior Direct Lending Program” and Note 4 to our consolidated financial statements for the year ended December 31, 2020 for more information on the SDLP. The annual fees and operating expenses of the SDLP were estimated based on the funded portfolio of the SDLP as of December 31, 2020 and include interest payments on the senior notes and intermediate funding notes provided by Varagon and its clients, which represent 87% of such expenses.

(11)    Total annual expenses as a percentage of consolidated net assets attributable to common stock are higher than the total annual expenses percentage would be for a company that is not leveraged. We borrow money to leverage and increase our total assets. The SEC requires that the “Total annual expenses” percentage be calculated as a percentage of net assets (defined as total assets less indebtedness and before taking into account any income based fees or capital gains incentive fees accrued during the period), rather than the total assets, including assets that have been funded with borrowed monies.

Example
The following example demonstrates the projected dollar amount of total cumulative expenses over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed that we would have no additional leverage, that none of our assets are cash or cash equivalents and that our annual operating expenses would remain at the levels set forth in the table above. Income based fees and the capital gains incentive fees under the investment advisory and management agreement, which, assuming a 5% annual return, would either not be payable or have an insignificant impact on the expense amounts shown below, are not included in the example, except as specifically set forth below. Transaction expenses are not included in the following example.

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return (none of which is subject to the capital gains incentive fee)(1)	($105)	($298)	($470)	($824)
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return resulting entirely from net realized capital gains (all of which is subject to the capital gains incentive fee)(2)	($115)	($325)	($510)	($885)

(1)    Assumes that we will not realize any capital gains computed net of all realized capital losses and unrealized capital depreciation.
(2)    Assumes no unrealized capital depreciation and a 5% annual return resulting entirely from net realized capital gains and not otherwise deferrable under the terms of the investment advisory and management agreement and therefore subject to the capital gains incentive fee.
The foregoing table is to assist you in understanding the various costs and expenses that an investor in our common stock will bear directly or indirectly. While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. If we were to achieve sufficient returns on our investments, including through the realization of capital gains, to trigger income based fees or capital gains incentive fees of a material amount, our expenses, and returns to our investors, would be higher. In addition, while the example assumes reinvestment of all dividends and distributions at net asset value, if our board of directors authorizes and we declare a cash dividend, participants in our dividend reinvestment plan who have not otherwise elected to receive cash will receive a number of shares of our common stock determined by dividing the total dollar amount of the dividend payable to a participant by the market price per share of our common stock at the close of trading on the valuation date for the dividend. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Issuer Purchases of Equity Securities—Dividend Reinvestment Plan” for additional information regarding our dividend reinvestment plan.

This example and the expenses in the table above should not be considered a representation of our future expenses as actual expenses (including the cost of debt, if any, and other expenses) that we may incur in the future and such actual expenses may be greater or less than those shown.

SENIOR SECURITIES
(dollar amounts in millions, except per unit data)
Information about our senior securities (including preferred stock, debt securities and other indebtedness) is shown in the following tables as of the end of the last ten fiscal years. The report of our independent registered public accounting firm, KPMG LLP, on the senior securities table as of December 31, 2020, is attached as an exhibit to this annual report on Form 10-K. The “-” indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2020	$1,180	$1,824	$—	N/A
Fiscal 2019	2,250	2,042	—	N/A
Fiscal 2018	1,064	2,362	—	N/A
Fiscal 2017	395	2,415	—	N/A
Fiscal 2016	571	2,296	—	N/A
Fiscal 2015	515	2,213	—	N/A
Fiscal 2014	170	2,292	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	—	—	—	N/A
Fiscal 2011	395	2,393	—	N/A
Revolving Funding Facility
Fiscal 2020	$1,027	$1,824	$—	N/A
Fiscal 2019	638	2,042	—	N/A
Fiscal 2018	520	2,362	—	N/A
Fiscal 2017	600	2,415	—	N/A
Fiscal 2016	155	2,296	—	N/A
Fiscal 2015	250	2,213	—	N/A
Fiscal 2014	324	2,292	—	N/A
Fiscal 2013	185	2,547	—	N/A
Fiscal 2012	300	2,721	—	N/A
Fiscal 2011	463	2,393	—	N/A
SMBC Funding Facility
Fiscal 2020	$453	$1,824	$—	N/A
Fiscal 2019	301	2,042	—	N/A
Fiscal 2018	245	2,362	—	N/A
Fiscal 2017	60	2,415	—	N/A
Fiscal 2016	105	2,296	—	N/A
Fiscal 2015	110	2,213	—	N/A
Fiscal 2014	62	2,292	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	—	—	—	N/A
BNP Funding Facility
Fiscal 2020	$150	$1,824	$—	N/A
SBA Debentures
Fiscal 2017	$—	$—	$—	N/A
Fiscal 2016	25	2,296	—	N/A
Fiscal 2015	22	2,213	—	N/A
Debt Securitization

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Fiscal 2011	$78	$2,393	$—	N/A
February 2016 Convertible Notes
Fiscal 2015	$575	$2,213	$—	N/A
Fiscal 2014	575	2,292	—	N/A
Fiscal 2013	575	2,547	—	N/A
Fiscal 2012	575	2,721	—	N/A
Fiscal 2011	575	2,393	—	N/A
June 2016 Convertible Notes
Fiscal 2015	$230	$2,213	$—	N/A
Fiscal 2014	230	2,292	—	N/A
Fiscal 2013	230	2,547	—	N/A
Fiscal 2012	230	2,721	—	N/A
Fiscal 2011	230	2,393	—	N/A
2017 Convertible Notes
Fiscal 2016	$163	$2,296	$—	N/A
Fiscal 2015	163	2,213	—	N/A
Fiscal 2014	163	2,292	—	N/A
Fiscal 2013	163	2,547	—	N/A
Fiscal 2012	163	2,721	—	N/A
2018 Convertible Notes
Fiscal 2017	$270	$2,415	$—	N/A
Fiscal 2016	270	2,296	—	N/A
Fiscal 2015	270	2,213	—	N/A
Fiscal 2014	270	2,292	—	N/A
Fiscal 2013	270	2,547	—	N/A
Fiscal 2012	270	2,721	—	N/A
2019 Convertible Notes
Fiscal 2018	$300	$2,362	$—	N/A
Fiscal 2017	300	2,415	—	N/A
Fiscal 2016	300	2,296	—	N/A
Fiscal 2015	300	2,213	—	N/A
Fiscal 2014	300	2,292	—	N/A
Fiscal 2013	300	2,547	—	N/A
2022 Convertible Notes
Fiscal 2020	$388	$1,824	$—	N/A
Fiscal 2019	388	2,042	—	N/A
Fiscal 2018	388	2,362	—	N/A
Fiscal 2017	388	2,415	—	N/A
2024 Convertible Notes
Fiscal 2020	$403	$1,824	$—	N/A
Fiscal 2019	403	2,042	—	N/A
2018 Notes
Fiscal 2017	$750	$2,415	$—	N/A
Fiscal 2016	750	2,296	—	N/A
Fiscal 2015	750	2,213	—	N/A

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Fiscal 2014	750	2,292	—	N/A
Fiscal 2013	600	2,547	—	N/A
2020 Notes
Fiscal 2018	$600	$2,362	$—	N/A
Fiscal 2017	600	2,415	—	N/A
Fiscal 2016	600	2,296	—	N/A
Fiscal 2015	600	2,213	—	N/A
Fiscal 2014	400	2,292	—	N/A
2022 Notes
Fiscal 2020	$600	$1,824	$—	N/A
Fiscal 2019	600	2,042	—	N/A
Fiscal 2018	600	2,362	—	N/A
Fiscal 2017	600	2,415	—	N/A
Fiscal 2016	600	2,296	—	N/A
February 2022 Notes
Fiscal 2014	$144	$2,292	$—	$1,024
Fiscal 2013	144	2,547	—	1,043
Fiscal 2012	144	2,721	—	1,035
October 2022 Notes
Fiscal 2016	$183	$2,296	$—	$1,017
Fiscal 2015	183	2,213	—	1,011
Fiscal 2014	183	2,292	—	1,013
Fiscal 2013	183	2,547	—	993
Fiscal 2012	183	2,721	—	986
2040 Notes
Fiscal 2014	$200	$2,292	$—	$1,040
Fiscal 2013	200	2,547	—	1,038
Fiscal 2012	200	2,721	—	1,041
Fiscal 2011	200	2,393	—	984
Fiscal 2010	200	3,079	—	952
2023 Notes
Fiscal 2020	$750	$1,824	$—	N/A
Fiscal 2019	750	2,042	—	N/A
Fiscal 2018	750	2,362	—	N/A
Fiscal 2017	750	2,415	—	N/A
2024 Notes
Fiscal 2020	$900	$1,824	$—	N/A
Fiscal 2019	900	2,042	—	N/A

March 2025 Notes
Fiscal 2020	$600	$1,824	$—	N/A
Fiscal 2019	600	2,042	—	N/A
Fiscal 2018	600	2,362	—	N/A
July 2025 Notes
Fiscal 2020	$750	$1,824	$—	N/A

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
January 2026 Notes
Fiscal 2020	$1,150	$1,824	$—	N/A
2047 Notes
Fiscal 2020	$230	$1,824	$—	$1,013
Fiscal 2019	230	2,042	—	1,033
Fiscal 2018	230	2,362	—	1,013
Fiscal 2017	230	2,415	—	1,021
Fiscal 2016	230	2,296	—	1,015
Fiscal 2015	230	2,213	—	1,011
Fiscal 2014	230	2,292	—	985
Fiscal 2013	230	2,547	—	972
Fiscal 2012	230	2,721	—	978
Fiscal 2011	230	2,393	—	917
_______________________________________________________________________________

(1)Total amount of each class of senior securities outstanding at principal value at the end of the period presented.

(2)The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the “Asset Coverage Per Unit” (including for the February 2022 Notes, the October 2022 Notes, the 2040 Notes and the 2047 Notes, which were issued in $25 increments). In June 2016, we received exemptive relief from the SEC allowing us to modify the asset coverage requirements to exclude debentures issued by Ares Venture Finance, L.P. and guaranteed by the Small Business Administration (the “SBA”), subject to the issuance of a capital commitment by the SBA and other customary procedures (the “SBA Debentures”), from this calculation. As such, the asset coverage ratio beginning with Fiscal 2016 excludes the SBA Debentures. Certain prior year amounts have been reclassified to conform to the 2016 and 2017 presentation. In particular, unamortized debt issuance costs were previously included in other assets and were reclassified to long‑term debt as a result of the adoption of Accounting Standards Update 2015‑03, Interest-Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs during the first quarter of 2016.

(3)The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it.

(4)Not applicable, except for with respect to the February 2022 Notes, the October 2022 Notes, the 2040 Notes and the 2047 Notes, as other senior securities are not registered for public trading on a stock exchange. The average market value per unit for each of the February 2022 Notes, the October 2022 Notes, the 2040 Notes and the 2047 Notes is based on the average daily prices of such notes and is expressed per $1,000 of indebtedness (including for the February 2022 Notes, the October 2022 Notes, the 2040 Notes and the 2047 Notes, which were issued in $25 increments).

Item 6.    Selected Financial Data

The following selected financial and other data for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 are derived from our consolidated financial statements which have been audited by KPMG LLP, an independent registered public accounting firm whose report thereon is included elsewhere in this Annual Report. The data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Annual Report.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(dollar amounts in millions, except per share data and as otherwise indicated)

	As of and For the Years Ended December 31,
	2020	2019	2018	2017	2016
Total Investment Income	$1,511	$1,528	$1,337	$1,160	$1,012
Total Expenses, Net of Waiver of Income Based Fees	698	701	624	630	497
Net Investment Income Before Income Taxes	813	827	713	530	515
Income Tax Expense, Including Excise Tax	19	16	19	19	21
Net Investment Income	794	811	694	511	494
Net Realized and Unrealized Gains (Losses) on Investments, Foreign Currencies and Other Transactions and Extinguishment of Debt	(310)	(18)	164	156	(20)
Net Increase in Stockholders’ Equity Resulting from Operations	$484	$793	$858	$667	$474
Per Share Data:
Net Increase in Stockholders’ Equity Resulting from Operations:
Basic	$1.14	$1.86	$2.01	$1.57	$1.51
Diluted	$1.14	$1.86	$2.01	$1.57	$1.51
Cash Dividends Declared and Payable(1)	$1.60	$1.68	$1.54	$1.52	$1.52
Net Asset Value	$16.97	$17.32	$17.12	$16.65	$16.45
Total Assets(2)	$16,196	$14,905	$12,895	$12,347	$9,245
Total Debt (Carrying Value)(2)	$8,491	$6,971	$5,214	$4,854	$3,874
Total Debt (Principal Amount)	$8,582	$7,060	$5,297	$4,943	$3,951
Total Stockholders’ Equity	$7,176	$7,467	$7,300	$7,098	$5,165
Other Data:
Number of Portfolio Companies at Period End(3)	350	354	344	314	218
Principal Amount of Investments Purchased(4)	$6,741	$6,829	$7,176	$7,263	$3,490
Principal Amount of Investments Acquired as part of the American Capital Acquisition on the Acquisition Date	$—	$—	$—	$2,543	$—
Principal Amount of Investments Sold and Repayments	$5,858	$5,098	$6,440	$7,107	$3,655
Total Return Based on Market Value(5)	(0.9)%	30.5%	8.9%	4.5%	26.4%
Total Return Based on Net Asset Value(6)	5.2%	12.1%	12.1%	10.5%	9.2%
Weighted Average Yield of Debt and Other Income Producing Securities at Fair Value(7)	9.2%	9.7%	10.3%	9.8%	9.4%
Weighted Average Yield of Debt and Other Income Producing Securities at Amortized Cost(7)	9.1%	9.6%	10.2%	9.7%	9.3%
Weighted Average Yield of Total Investments at Fair Value(8)	8.2%	8.7%	9.3%	8.7%	8.5%
Weighted Average Yield of Total Investments at Amortized Cost(8)	8.0%	8.6%	9.0%	8.7%	8.3%
_______________________________________________________________________________

(1)Includes additional dividends of $0.08 per share in the aggregate paid in the year ended December 31, 2019.

(2)Certain prior year amounts have been reclassified to conform to the current year presentation. In particular, unamortized debt issuance costs were previously included in other assets and were reclassified to debt as a result of the adoption of Accounting Standards Update 2015‑03, Interest-Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs, during the first quarter of 2016.

(3)Includes commitments to portfolio companies for which funding had yet to occur.

(4)Excludes $2.5 billion of investments acquired as part of the American Capital Acquisition on January 3, 2017 (the “Acquisition Date”).

(5)For the year ended December 31, 2020, the total return based on market value equaled the decrease of the ending market value at December 31, 2020 of $16.89 per share from the ending market value at December 31, 2019 of $18.65 per share plus the declared and payable dividends of $1.60 per share for the year ended December 31, 2020, divided by the market value at December 31, 2019. For the year ended December 31, 2019, the total return based on market value equaled the increase of the ending market value at December 31, 2019 of $18.65 per share from the ending market value at December 31, 2018 of $15.58 per share plus the declared and payable dividends of $1.68 per share for the year ended December 31, 2019, divided by the market value at December 31, 2018. For the year ended December 31, 2018, the total return based on market value equaled the decrease of the ending market value at December 31, 2018 of $15.58 per share from the ending market value at December 31, 2017 of $15.72 per share plus the declared and payable dividends of $1.54 per share for the year ended December 31, 2018, divided by the market value at December 31, 2017. For the year ended December 31, 2017, the total return based on market value equaled the decrease of the ending market value at December 31, 2017 of $15.72 per share from the ending market value at December 31, 2016 of $16.49 per share plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2017, divided by the market value at December 31, 2016. For the year ended December 31, 2016, the total return based on market value equaled the increase of the ending market value at December 31, 2016 of $16.49 per share from the ending market value at December 31, 2015 of $14.25 per share plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2016, divided by the market value at December 31, 2015. The Company’s shares fluctuate in value. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(6)For the year ended December 31, 2020, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.60 per share for the year ended December 31, 2020, divided by the beginning net asset value for the period. For the year ended December 31, 2019, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.68 per share for the year ended December 31, 2019, divided by the beginning net asset value for the period. For the year ended December 31, 2018, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.54 per share for the year ended December 31, 2018, divided by the beginning net asset value for the period. For the year ended December 31, 2017, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2017, divided by the beginning net asset value for the period. For the year ended December 31, 2016, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2016, divided by the beginning net asset value for the period. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan and the issuance of common stock in connection with any equity offerings and the equity components of any convertible notes issued during the period. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(7)“Weighted average yield of debt and other income producing securities” is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on accruing debt and other income producing securities, divided by (b) the total accruing debt and other income producing securities at amortized cost or at fair value, as applicable.

(8)“Weighted average yield on total investments” is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on accruing debt and other income producing securities, divided by (b) the total investments at amortized cost or at fair value, as applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the Selected Financial Data and our financial statements and notes thereto appearing elsewhere in this Annual Report. In addition, some of the statements in this Annual Report (including in the following discussion) constitute forward- looking statements, which relate to future events or the future performance or financial condition of Ares Capital Corporation (the “Company,” “Ares Capital,” “we,” “us,” or “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

•our, or our portfolio companies’, future business, operations, operating results or prospects;

•the return or impact of current and future investments;

•the impact of global health epidemics, such as the current novel coronavirus (“COVID-19”) pandemic, on our or our portfolio companies’ business and the global economy;

•the impact of a protracted decline in the liquidity of credit markets on our business;

•the impact of the elimination of the London Interbank Offered Rate (“LIBOR”) on our operating results;

•the impact of fluctuations in interest rates on our business;

•the impact of changes in laws or regulations (including the interpretation thereof), including the tax laws and the Coronavirus Aid, Relief and Economic Security Act and the subsequent stimulus package passed by Congress and signed into law in December 2020, governing our operations or the operations of our portfolio companies or the operations of our competitors;

•the expiration of the Securities and Exchange Commission’s (“the SEC”) temporary, conditional relief and subsequent no action position, in each case with respect to allowing co-investments with certain other funds managed by the investment adviser or its affiliates;

•the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•our ability to recover unrealized losses;

•market conditions and our ability to access alternative debt markets and additional debt and equity capital and our ability to manage our capital resources effectively;

•our contractual arrangements and relationships with third parties, including parties to our co-investment program;

•the general economy and its impact on the industries in which we invest;

•uncertainty surrounding the financial stability of the United States, Europe and China;

•the social, geopolitical, financial, trade and legal implications of Brexit;

•Middle East turmoil and the potential for volatility in energy prices and its impact on the industries in which we invest;

•the financial condition of our current and prospective portfolio companies and their ability to achieve their objectives;

•our expected financings and investments;

•our ability to successfully complete and integrate any acquisitions;

•the outcome and impact of any litigation;

•the adequacy of our cash resources and working capital;

•the timing, form and amount of any dividend distributions;
•the timing of cash flows, if any, from the operations of our portfolio companies; and

•the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments.

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

We have based the forward-looking statements included in this Annual Report on information available to us on the filing date of this Annual Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in first lien senior secured loans (including “unitranche” loans, which are loans that combine both senior and mezzanine debt, generally in a first lien position) and second lien senior secured loans. In addition to senior secured loans, we also invest in subordinated loans (sometimes refer to as mezzanine debt), which in some cases includes an equity component and preferred equity.

To a lesser extent, we also make common equity investments, which have generally been non-control equity investments, of less than $20 million (usually in conjunction with a concurrent debt investment). However, we may increase the size or change the nature of these investments.

Since our initial public offering (“IPO”) on October 8, 2004 through December 31, 2020, our exited investments resulted in an asset level realized gross internal rate of return to us of approximately 14% (based on original cash invested, net of syndications, of approximately $30.4 billion and total proceeds from such exited investments of approximately $38.7 billion). Internal rate of return is the discount rate that makes the net present value of all cash flows related to a particular investment equal to zero. Internal rate of return is gross of expenses related to investments as these expenses are not allocable to specific investments. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of a debt investment or sale of an investment or through the determination that no further consideration was collectible and, thus, a loss may have been realized. Approximately 58% of these exited investments resulted in an asset level realized gross internal rate of return to us of 10% or greater.

Additionally, since our IPO on October 8, 2004 through December 31, 2020, our realized gains have exceeded our realized losses by approximately $753 million (excluding a one-time gain on the acquisition of Allied Capital Corporation (“Allied Capital”) in April 2010 (the “Allied Acquisition”) and realized gains/losses from the extinguishment of debt and other transactions). For this same time period, our average annualized net realized gain rate was approximately 1.0% (excluding a one-time gain on the acquisition of Allied Capital and realized gains/losses from the extinguishment of debt and other transactions). Net realized gain/loss rates for a particular period are the amount of net realized gains/losses during such period divided by the average quarterly investments at amortized cost in such period.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our investment activity for the years ended December 31, 2020 and 2019 is presented below.

	For the Years Ended December 31,
(dollar amounts in millions)	2020	2019
New investment commitments(1):
New portfolio companies	$3,070	$3,639
Existing portfolio companies	3,633	3,622
Total new investment commitments(2)	6,703	7,261
Less:
Investment commitments exited(3)	(5,786)	(5,350)
Net investment commitments	$917	$1,911
Principal amount of investments funded:
First lien senior secured loans(4)	$4,966	$4,431
Second lien senior secured loans	819	1,344
Subordinated certificates of the SDLP(5)	308	407
Senior subordinated loans	269	252
Preferred equity securities	219	215
Other equity securities	160	180
Total	$6,741	$6,829
Principal amount of investments sold or repaid:
First lien senior secured loans(4)	$4,503	$3,809
Second lien senior secured loans	903	850
Subordinated certificates of the SDLP(5)	94	150
Senior subordinated loans	142	222
Collateralized loan obligations	39	4
Preferred equity securities	65	21
Other equity securities	112	42
Total	$5,858	$5,098
Number of new investment commitments(6)	142	163
Average new investment commitment amount	$47	$45
Weighted average term for new investment commitments (in months)	71	73
Percentage of new investment commitments at floating rates	93%	94%
Percentage of new investment commitments at fixed rates	4%	2%
Weighted average yield of debt and other income producing securities(7):
Funded during the period at amortized cost	7.8%	9.2%
Funded during the period at fair value(8)	7.9%	9.3%
Exited or repaid during the period at amortized cost	7.8%	9.1%
Exited or repaid during the period at fair value(8)	7.8%	9.1%

_______________________________________________________________________________

(1)New investment commitments include new agreements to fund revolving loans or delayed draw loans. See “Off Balance Sheet Arrangements” as well as Note 7 to our consolidated financial statements for the year ended December 31, 2020, for more information on our commitments to fund revolving loans or delayed draw loans.

(2)Includes both funded and unfunded commitments. Of these new investment commitments, we funded $5.6 billion and $5.9 billion for the years ended December 31, 2020 and 2019, respectively.

(3)Includes both funded and unfunded commitments. For the years ended December 31, 2020 and 2019, investment commitments exited included exits of unfunded commitments of $798 million and $718 million, respectively.

(4)For the year ended December 31, 2020, net repayments of first lien secured revolving loans were $29 million. For the year ended December 31, 2019, net fundings of first lien secured revolving loans were $65 million.

(5)See “Senior Direct Lending Program” below and Note 4 to our consolidated financial statements for the year ended December 31, 2020 for more information on the SDLP (as defined below).

(6)Number of new investment commitments represents each commitment to a particular portfolio company or a commitment to multiple companies as part of an individual transaction (e.g., the purchase of a portfolio of investments).

(7)“Weighted average yield of debt and other income producing securities” is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on accruing debt and other income producing securities, divided by (b) the total accruing debt and other income producing securities at amortized cost or at fair value, as applicable.

(8)Represents fair value for investments in the portfolio as of the most recent prior quarter end, if applicable.

    As of December 31, 2020 and 2019, our investments consisted of the following:

	As of December 31,
	2020		2019
(in millions)	Amortized Cost	Fair Value(1)	Amortized Cost	Fair Value
First lien senior secured loans(2)	$7,224	$6,987	$6,606	$6,372
Second lien senior secured loans	4,386	4,171	4,439	4,334
Subordinated certificates of the SDLP(3)	1,123	1,123	909	909
Senior subordinated loans	1,005	951	815	822
Collateralized loan obligations	—	—	40	35
Preferred equity securities	1,020	926	815	728
Other equity securities	1,156	1,357	1,072	1,226
Total	$15,914	$15,515	$14,696	$14,426
_______________________________________________________________________________

(1)As of December 31, 2020, the fair value of our investments was negatively impacted by the uncertainty surrounding the impact of the COVID-19 pandemic. For more information, see “Results of Operations - Net Unrealized Gains/Losses.”

(2)First lien senior secured loans include certain loans that we classify as “unitranche” loans. The total amortized cost and fair value of the loans that we classified as “unitranche” loans were $2,909 million and $2,793 million, respectively, as of December 31, 2020, and $1,959 million and $1,885 million, respectively, as of December 31, 2019.

(3)The proceeds from these certificates were applied to co-investments with Varagon Capital Partners (“Varagon”) and its clients to fund first lien senior secured loans to 23 and 23 different borrowers as of December 31, 2020 and 2019, respectively.

The weighted average yields at amortized cost and fair value of the following portions of our portfolio as of December 31, 2020 and 2019 were as follows:

	As of December 31,
	2020		2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and other income producing securities(1)	9.1%	9.2%	9.6%	9.7%
Total portfolio(2)	8.0%	8.2%	8.6%	8.7%
First lien senior secured loans(2)	7.7%	8.0%	7.7%	7.9%
Second lien senior secured loans(2)	8.7%	9.1%	10.2%	10.4%
Subordinated certificates of the SDLP(2)(3)	13.5%	13.5%	14.5%	14.5%
Senior subordinated loans(2)	9.0%	9.5%	11.4%	11.3%
Collateralized loan obligations	—%	—%	16.9%	18.9%
Income producing equity securities(2)	11.2%	10.8%	12.5%	12.3%
_______________________________________________________________________________

(1)“Weighted average yield of debt and other income producing securities” is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on accruing debt and other income producing securities, divided by (b) the total accruing debt and other income producing securities at amortized cost or at fair value as applicable.

(2)“Weighted average yields” are computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on the relevant accruing debt and other income producing securities, divided by (b) the total relevant investments at amortized cost or at fair value as applicable.

(3)The proceeds from these certificates were applied to co-investments with Varagon and its clients to fund first lien senior secured loans.

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

    Set forth below is the grade distribution of our portfolio companies as of December 31, 2020 and 2019:

	As of December 31,
	2020				2019
(dollar amounts in millions)	Fair Value	%	Number of Companies	%	Fair Value	%	Number of Companies	%
Grade 1	$117	0.7%	25	7.1%	$92	0.6%	19	5.4%
Grade 2	2,046	13.2%	47	13.4%	688	4.8%	14	4.0%
Grade 3	11,756	75.8%	244	69.8%	12,407	86.0%	301	85.0%
Grade 4	1,596	10.3%	34	9.7%	1,239	8.6%	20	5.6%
Total	$15,515	100.0%	350	100.0%	$14,426	100.0%	354	100.0%

As of December 31, 2020 and 2019, the weighted average grade of the investments in our portfolio at fair value was 3.0 and 3.0, respectively. As of December 31, 2020, there was an increase in investments graded 1 and 2 and a resulting decline in the investments graded 3 as compared to as of December 31, 2019, primarily due to our view of the increased risk around our ability to recoup the initial cost basis of such investments given the duration of the COVID-19 pandemic so far and the continuing uncertainty surrounding its full duration and impact. For more information, see “Results of Operations - Net Unrealized Gains/Losses.”

As of December 31, 2020, loans on non-accrual status represented 3.3% and 2.0% of the total investments at amortized cost and at fair value, respectively. As of December 31, 2019, loans on non-accrual status represented 1.9% and 0.9% of the total investments at amortized cost and at fair value, respectively.

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

We provide capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. As of December 31, 2020, we and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates.

    As of December 31, 2020 and 2019, we and Varagon and its clients had agreed to make capital available to the SDLP of $6.2 billion and $6.2 billion, respectively, in the aggregate, of which $1.4 billion and $1.4 billion, respectively, is to be made available from us. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP. Below is a summary of the funded capital and unfunded capital commitments of the SDLP.

	As of December 31,
(in millions)	2020	2019
Total capital funded to the SDLP(1)	$4,772	$3,899
Total capital funded to the SDLP by the Company(1)	$1,123	$909
Total unfunded capital commitments to the SDLP(2)	$152	$404
Total unfunded capital commitments to the SDLP by the Company(2)	$37	$94
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

The amortized cost and fair value of our SDLP Certificates were $1.1 billion and $1.1 billion, respectively, as of December 31, 2020 and $909 million and $909 million, respectively, as of December 31, 2019. Our yield on our investment in the SDLP Certificates at amortized cost and fair value was 13.5% and 13.5%, respectively, as of December 31, 2020 and 14.5% and 14.5%, respectively, as of December 31, 2019. For the years ended December 31, 2020, 2019 and 2018, we earned interest income of $127 million, $122 million and $87 million, respectively, from our investment in the SDLP Certificates. We are also entitled to certain fees in connection with the SDLP. For the years ended December 31, 2020, 2019 and 2018, in connection with the SDLP, we earned capital structuring service and other fees totaling $23 million, $25 million and $16 million, respectively.

As of December 31, 2020 and 2019, the SDLP portfolio was comprised entirely of first lien senior secured loans primarily to U.S. middle-market companies and were in industries similar to the companies in our portfolio. As of December 31, 2020 and 2019, none of the loans were on non-accrual status. Below is a summary of the SDLP’s portfolio as of December 31, 2020 and 2019:

	As of December 31,
(dollar amounts in millions)	2020	2019
Total first lien senior secured loans(1)(2)	$4,483	$3,892
Weighted average yield on first lien senior secured loans(3)	6.9%	7.7%
Largest loan to a single borrower(1)	$345	$348
Total of five largest loans to borrowers(1)	$1,565	$1,391
Number of borrowers in the SDLP	23	23
Commitments to fund delayed draw loans(4)	$152	$404
_______________________________________________________________________________

(1)At principal amount.

(2)First lien senior secured loans include certain loans that the SDLP classifies as “unitranche” loans. As of December 31, 2020 and 2019, the total principal amount of loans in the SDLP portfolio that the SDLP classified as “unitranche” loans was $3,551 million and $3,643 million, respectively.

(3) Computed as (a) the annual stated interest rate on accruing first lien senior secured loans, divided by (b) total first lien senior secured loans at principal amount.

(4)As discussed above, these commitments have been approved by the investment committee of the SDLP.

Selected financial information for the SDLP as of and for the years ended December 31, 2020 and 2019, was as follows:

	As of December 31,
(in millions)	2020	2019
Selected Balance Sheet Information:
Investments at fair value (amortized cost of $4,483 and $3,892, respectively)	$4,345	$3,817
Other assets	400	91
Total assets	$4,745	$3,908

Senior notes	$3,364	$2,769
Intermediate funding notes	124	92
Other liabilities	52	63
Total liabilities	3,540	2,924
Subordinated certificates and members’ capital	1,205	984
Total liabilities and members’ capital	$4,745	$3,908

	For the Years Ended December 31,
(in millions)	2020	2019
Selected Statement of Operations Information:
Total investment income	$302	$291
Interest expense	113	137
Other expenses	16	14
Total expenses	129	151
Net investment income	173	140
Net realized and unrealized losses on investments	(64)	(36)
Net increase in members’ capital resulting from operations	$109	$104

SDLP Loan Portfolio as of December 31, 2020

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount	Fair Value(2)
ADCS Clinics Intermediate Holdings, LLC (3)	Dermatology practice	5/2022	6.8%	$77.0	$75.5
AEP Holdings, Inc. (3)(4)	Distributor of non-discretionary, mission critical aftermarket replacement parts	11/2025	6.8%	253.5	248.4
BakeMark Holdings, Inc.	Manufacturer and distributor of specialty bakery ingredients	8/2023	6.3%	242.8	242.8
Benecon Midco II LLC (3)(4)	Employee benefits provider for small and mid-size employers	12/2026	6.5%	175.0	173.0
Center for Autism and Related Disorders, LLC (3)	Autism treatment and services provider specializing in applied behavior analysis therapy	11/2024	5.5%	123.0	115.7
Chariot Acquisition, LLC (3)	Manufacturer of aftermarket golf cart parts and accessories	9/2021	7.3%	97.7	97.7
Emergency Communications Network, LLC (3)	Provider of mission critical emergency mass notification solutions	6/2023	8.8%	219.1	195.0
EP Purchaser, LLC and Entertainment Partners Canada ULC (3)(4)	Provider of entertainment workforce and production management solutions	5/2026	6.5%	344.7	324.1
Excelligence Learning Corporation (3)	Developer, manufacturer and retailer of educational products	4/2023	8.0%	149.6	121.2
FS Squared Holding Corp. (3)(4)	Provider of on-site vending and micro-market solutions to employers	3/2025	5.4%	238.8	226.8
Infogix, Inc. (3)(4)	Enterprise data analytics and integrity software solutions provider	4/2024	7.0%	124.3	124.3
KeyImpact Holdings, Inc. (4)	Foodservice sales and marketing agency	1/2022	8.9%	73.6	73.6
Manna Pro Products, LLC (3)	Manufacturer and supplier of specialty nutrition and care products for animals	12/2026	7.0%	182.6	180.8
n2y Holding, LLC (3)	Developer of cloud-based special education platform	11/2026	6.8%	197.4	197.4
NCWS Intermediate, Inc. (3)(4)	Manufacturer and supplier of car wash equipment, parts and supplies to the conveyorized car wash market	12/2026	7.5%	211.8	209.6
Nordco Inc. (3)	Manufacturer of railroad maintenance-of-way machinery	12/2022	9.5%	106.8	103.6
Pegasus Global Enterprise Holdings, LLC (3)(4)	Provider of plant maintenance and scheduling software	5/2025	6.8%	345.4	345.4
Penn Detroit Diesel Allison, LLC	Distributor of aftermarket parts to the heavy-duty truck industry	12/2023	8.0%	71.7	71.7
SM Wellness Holdings, Inc. (3)(4)	Breast cancer screening provider	8/2024	7.0%	271.0	268.2
TDG Group Holding Company (3)(4)	Operator of multiple franchise concepts primarily related to home maintenance or repairs	5/2024	5.4%	243.8	243.8
THG Acquisition, LLC (3)	Multi-line insurance broker	12/2026	6.8%	288.5	285.8
Towne Holdings, Inc.	Parking management and hospitality services provider	5/2022	9.8%	129.9	110.4
Walnut Parent, Inc. (3)	Manufacturer of natural solution pest and animal control products	11/2027	6.5%	315.0	310.3
				$4,483.0	$4,345.1
____________________________________________________________________________

(1)Represents the weighted average annual stated interest rate as of December 31, 2020. All interest rates are payable in cash, except for portions of the stated interest rates which are payment-in-kind for investments in Emergency Communications Network, LLC, Excelligence Learning Corporation, KeyImpact Holdings, Inc., Nordco Inc. and Towne Holdings, Inc.

(2)Represents the fair value in accordance with Accounting Standards Codification 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”). The determination of such fair value is not included in our board of directors valuation process described elsewhere herein.

(3)We also hold a portion of this company’s first lien senior secured loan.

(4)We hold an equity investment in this company.

SDLP Loan Portfolio as of December 31, 2019

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount	Fair Value(2)
42 North Dental, LLC (3)	Dental services provider	5/2022	7.9%	$152.3	$152.3
ADCS Clinics Intermediate Holdings, LLC (3)	Dermatology practice	5/2022	7.7%	77.8	77.0
AEP Holdings, Inc. (3)(4)	Distributor of non-discretionary, mission critical aftermarket replacement parts	8/2021	7.9%	158.3	150.4
BakeMark Holdings, Inc.	Manufacturer and distributor of specialty bakery ingredients	8/2023	7.2%	245.3	245.3
Center for Autism and Related Disorders, LLC (3)	Autism treatment and services provider specializing in applied behavior analysis therapy	11/2024	5.9%	117.8	117.8
Chariot Acquisition, LLC (3)	Manufacturer of aftermarket golf cart parts and accessories	9/2021	8.4%	99.7	98.7
D4C Dental Brands, Inc. (3)(4)	Dental services provider	12/2022	8.2%	179.9	179.9
Emergency Communications Network, LLC (3)	Provider of mission critical emergency mass notification solutions	6/2023	8.2%	219.2	190.7
EP Purchaser, LLC and Entertainment Partners Canada ULC (3)(4)	Provider of entertainment workforce and production management solutions	5/2026	7.7%	348.1	348.1
Excelligence Learning Corporation (3)	Developer, manufacturer and retailer of educational products	4/2023	7.9%	145.0	118.9
FS Squared Holding Corp. (3)(4)	Provider of on-site vending and micro-market solutions to employers	3/2025	7.2%	181.7	181.7
Infogix, Inc. (3)(4)	Enterprise data analytics and integrity software solutions provider	4/2024	8.4%	125.5	125.5
ISS Compressors Industries, Inc.	Provider of repairs, refurbishments and services to the broader industrial end user markets	6/2020	8.9%	80.2	79.4
KeyImpact Holdings, Inc. (4)	Foodservice sales and marketing agency	11/2021	8.0%	74.0	74.0
n2y Holding, LLC (3)	Developer of cloud-based special education platform	11/2026	7.9%	131.3	129.9
Nordco Inc. (3)	Manufacturer of railroad maintenance-of-way machinery	8/2020	8.4%	110.1	106.8
Pegasus Global Enterprise Holdings, LLC (3)(4)	Provider of plant maintenance and scheduling software	5/2025	7.7%	270.1	267.5
Penn Detroit Diesel Allison, LLC	Distributor of aftermarket parts to the heavy-duty truck industry	12/2021	8.2%	77.6	77.6
SM Wellness Holdings, Inc. (3)(4)	Breast cancer screening provider	8/2024	7.4%	226.6	226.6
TDG Group Holding Company (3)(4)	Operator of multiple franchise concepts primarily related to home maintenance or repairs	5/2024	7.4%	246.3	246.3
THG Acquisition, LLC (3)	Multi-line insurance broker	12/2026	7.7%	214.8	212.6
Towne Holdings, Inc.	Parking management and hospitality services provider	5/2022	7.2%	130.0	128.7
Woodstream Group, Inc. (3)	Manufacturer of natural solution pest and animal control products	5/2022	8.2%	280.8	280.8
				$3,892.4	$3,816.5
____________________________________________________________________________

(1)Represents the weighted average annual stated interest rate as of December 31, 2019. All interest rates are payable in cash.

(2)Represents the fair value in accordance with ASC 820-10. The determination of such fair value is not included in our board of directors valuation process described elsewhere herein.

(3)We also hold a portion of this company’s first lien senior secured loan.

(4)We hold an equity investment in this company.

RESULTS OF OPERATIONS

For the years ended December 31, 2020 and 2019

Operating results for the years ended December 31, 2020 and 2019 were as follows:

	For the Years Ended December 31,
(in millions)	2020	2019
Total investment income	$1,511	$1,528
Total expenses, net of waiver of income based fees	698	701
Net investment income before income taxes	813	827
Income tax expense, including excise tax	19	16
Net investment income	794	811
Net realized losses on investments, foreign currency and other transactions	(166)	(65)
Net unrealized gains (losses) on investments, foreign currency and other transactions	(144)	47
Net increase in stockholders’ equity resulting from operations	$484	$793

Net income can vary substantially from period to period due to various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net increase in stockholders’ equity resulting from operations may not be meaningful.

Investment Income

	For the Years Ended December 31,
(in millions)	2020	2019
Interest income from investments	$1,159	$1,180
Capital structuring service fees	149	162
Dividend income	149	152
Other income	54	34
Total investment income	$1,511	$1,528

Interest income from investments for the year ended December 31, 2020 decreased from the comparable period in 2019 primarily as a result of the decrease in the weighted average yield of our portfolio partially offset against an increase in the average size of our portfolio. The decline in the weighted average yields for the year ended December 31, 2020, as compared to the same period in 2019 were primarily due to the decline in LIBOR. The average three-month LIBOR during the year ended December 31, 2020 was 0.65% compared to 2.33% during the year ended December 31, 2019. The average size and weighted average yield of our portfolio at amortized cost for the years ended December 31, 2020 and 2019 were as follows:

	For the Years Ended December 31,
(in millions)	2020	2019
Average size of portfolio	$15,187	$13,705
Weighted average yield on portfolio	8.1%	9.1%

The decrease in capital structuring service fees for the year ended December 31, 2020 from the comparable period in 2019 was primarily due to the decrease in new investment commitments. The volatility and disruption to the global economy and capital markets from the COVID-19 pandemic reduced the pace of our investment activity during much of 2020, particularly in the second and third quarters, with a significant rebound of activity during the fourth quarter of 2020. The new investment commitments and weighted average capital structuring service fee percentages for the years ended December 31, 2020 and 2019 were as follows:

	For the Years Ended December 31,
(in millions)	2020	2019
New investment commitments	$6,703	$7,261
Weighted average capital structuring service fee percentages	2.2%	2.2%

Dividend income for the years ended December 31, 2020 and 2019 were as follows:

	For the Years Ended December 31,
(in millions)	2020	2019
Dividend income received from IHAM	$74	$68
Recurring dividends	73	69
Non-recurring dividends	2	15
Total dividend income	$149	$152

Other income for the year ended December 31, 2020 increased from the comparable period in 2019 primarily due to an increase in amendment and other fees.

Operating Expenses

	For the Years Ended December 31,
(in millions)	2020	2019
Interest and credit facility fees	$317	$291
Base management fees	217	205
Income based fees	184	194
Capital gains incentive fees(1)	(58)	(4)
Administrative fees	13	14
Other general and administrative	25	31
Total expenses	698	731
Waiver of income based fees	—	(30)
Total expenses, net of waiver of income based fees	$698	$701
_______________________________________________________________________________

(1)Calculated in accordance with U.S. generally accepted accounting principles (“GAAP”) as discussed below.

Interest and credit facility fees for the years ended December 31, 2020 and 2019, were comprised of the following:

	For the Years Ended December 31,
(in millions)	2020	2019
Stated interest expense	$274	$253
Credit facility fees	13	12
Amortization of debt issuance costs	23	18
Net accretion of discount on notes payable	7	8
Total interest and credit facility fees	$317	$291

Stated interest expense for the year ended December 31, 2020 increased from the comparable period in 2019 primarily due to the increase in the average principal amount of debt outstanding. Effective June 21, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. Our debt to equity ratio increased to 1.20x as of December 31, 2020 from 0.95x as of December 31, 2019, primarily as a result of an increase in the total debt outstanding which increased our interest expense. The decrease in our weighted average stated interest rate for the year ended December 31, 2020 from the comparable period in 2019 was primarily due to the decline in LIBOR, which lowered the stated interest rate on our revolving credit facilities. Average debt outstanding and weighted average stated interest rate on our debt outstanding for the years ended December 31, 2020 and 2019 were as follows:

	For the Years Ended December 31,
(in millions)	2020	2019
Average debt outstanding	$7,781	$6,209
Weighted average stated interest rate on debt	3.5%	4.1%

Base management fees for the year ended December 31, 2020 increased from the comparable period in 2019 primarily due to the increase in the average size of our portfolio for the year ended December 31, 2020 as compared to the comparable period in 2019.

Income based fees for the year ended December 31, 2020 decreased from the comparable period in 2019 primarily due to the pre-incentive fee net investment income, as defined in the investment advisory and management agreement, for the year ended December 31, 2020 being lower than in the comparable period in 2019. Further, in connection with the acquisition of American Capital, Ltd. (“American Capital”) (the “American Capital Acquisition”), Ares Capital Management waived $10 million of income based fees for each of the ten calendar quarters beginning with the second calendar quarter of 2017 and ending with the third calendar quarter of 2019 (the “Fee Waiver”). The year ended December 31, 2019 reflects the Fee Waiver of $30 million.

For the years ended December 31, 2020 and 2019, the reduction in the capital gains incentive fee calculated in accordance with GAAP was $58 million and $4 million, respectively. The capital gains incentive fee accrual for the year ended December 31, 2020 changed from the comparable period in 2019 primarily due to net losses on investments, foreign currency and other transactions of $310 million compared to net losses of $18 million for the year ended December 31, 2019. The capital gains incentive fee accrued under GAAP includes an accrual related to unrealized capital appreciation, whereas the capital gains incentive fee actually payable under our investment advisory and management agreement does not. There can be no assurance that such unrealized capital appreciation will be realized in the future. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. As of December 31, 2020, there was no capital gains incentive fee accrued in accordance with GAAP. As of December 31, 2019, the total capital gains incentive fee accrual calculated in accordance with GAAP was $58 million. As of December 31, 2020 and 2019, there was no capital gains incentive fee actually payable under our investment advisory and management agreement. See Note 3 to our consolidated financial statements for the year ended December 31, 2020, for more information on the base management fees, income based fees and capital gains incentive fees.

Cash payment of any income based fees and capital gains incentive fees otherwise earned by our investment adviser is deferred if, during the most recent four full calendar quarter period ending on or prior to the date such payment is to be made, the sum of (a) the aggregate distributions to our stockholders and (b) the change in net assets (defined as total assets less indebtedness and before taking into account any income based fees and capital gains incentive fees payable during the period) is less than 7.0% of our net assets (defined as total assets less indebtedness) at the beginning of such period. These calculations will be adjusted for any share issuances or repurchases. Any income based fees and capital gains incentive fees deferred for payment are carried over for payment in subsequent calculation periods to the extent such fees are payable under the terms of the investment advisory and management agreement. Pursuant to these terms, payment of $83 million of the income based fees earned by our investment adviser for the second and third quarters of 2020 had been previously deferred. As of December 31, 2020, such deferred income based fees were payable under the terms of the investment advisory management agreement. There are currently no capital gains fees payable. See Note 3 to our consolidated financial statements for the year ended December 31, 2020, for more information on the related deferral terms.

Administrative fees represent fees paid to Ares Operations for our allocable portion of overhead and other expenses incurred by Ares Operations in performing its obligations under the administration agreement, including our allocable portion of the compensation, rent and other expenses of certain of our executive officers and their respective staffs. See Note 3 to our consolidated financial statements for the year ended December 31, 2020, for more information on the administrative fees.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the years ended December 31, 2020 and 2019, we recorded a net expense of $17 million and $15 million, respectively, for U.S. federal excise tax.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the years ended December 31, 2020 and 2019, we recorded a net tax expense of $2 million and $1 million, respectively, for these subsidiaries. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.

Net Realized Gains/Losses

The net realized gains (losses) from the sales, repayments or exits of investments during the years ended December 31, 2020 and 2019 were comprised of the following:

	For the Years Ended December 31,
(in millions)	2020	2019
Sales, repayments or exits of investments(1)	$5,586	$4,879
Net realized gains (losses) on investments:
Gross realized gains	$122	$78
Gross realized losses	(270)	(205)
Total net realized losses on investments	$(148)	$(127)
_______________________________________________________________________________

(1)Includes $940 million and $1,141 million of loans sold to IHAM and certain vehicles managed by IHAM during the years ended December 31, 2020 and 2019, respectively. Net realized losses of $21 million and $2 million, respectively, were recorded on these transactions with IHAM during the years ended December 31, 2020 and 2019. See Note 4 to our consolidated financial statements for the year ended December 31, 2020 for more information on IHAM and its managed vehicles.

The net realized losses on investments during the year ended December 31, 2020 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Dynatrace, Inc.	$29
UL Holding Co., LLC	20
PERC Holdings 1 LLC	16
Nodality, Inc.	(12)
Centric Brands Inc.	(22)
Production Resource Group, L.L.C.	(65)
VPROP Operating, LLC and Vista Proppants and Logistics, LLC	(103)
Other, net	(11)
Total	$(148)

During the year ended December 31, 2020, we also recognized net realized losses on foreign currency and other transactions of $18 million.

The net realized losses on investments during the year ended December 31, 2019 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Soil Safe, Inc. and Soil Safe Acquisition Corp.	$13
Petroflow Energy Corporation and TexOak Petro Holdings LLC	(33)
Indra Holdings Corp.	(62)
New Trident Holdcorp, Inc.	(96)
Other, net	51
Total	$(127)

During the year ended December 31, 2019, we also recognized net realized gains on foreign currency and other transactions of $16 million. We also recognized a realized gain of $46 million in connection with the receipt of a litigation judgment payment related to a former portfolio company of American Capital.

Net Unrealized Gains/Losses

We value our portfolio investments quarterly and the changes in value are recorded as unrealized gains or losses in our consolidated statement of operations. Net unrealized gains and losses on investments for the years ended December 31, 2020 and 2019, were comprised of the following:

	For the Years Ended December 31,
(in millions)	2020	2019
Unrealized appreciation	$388	$178
Unrealized depreciation	(620)	(310)
Net unrealized (appreciation) depreciation reversed related to net realized gains or losses(1)	88	193
Total net unrealized gains (losses) on investments	$(144)	$61
_______________________________________________________________________________

(1)The net unrealized (appreciation) depreciation reversed related to net realized gains or losses represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior period.

During the year ended December 31, 2020, our operating results were negatively impacted by the uncertainty surrounding the COVID-19 pandemic, which has caused severe disruptions in the global economy and negatively impacted the fair value and performance of certain portfolio companies in our investment portfolio. For the year ended December 31, 2020, the net unrealized losses recorded on investments were primarily due to the impact of the COVID-19 pandemic, including from business shutdowns, government restrictions and/or possible additional liquidity needs of certain of our portfolio companies. For additional information concerning the COVID-19 pandemic and its potential impact on our business and our operating results, see “Risk Factors—The COVID-19 pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations.”

The changes in net unrealized appreciation and depreciation on investments during the year ended December 31, 2020 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Singer Sewing Company	$102
Blue Angel Buyer 1, LLC and Blue Angel Holdco, LLC	18
Evolent Health LLC and Evolent Health, Inc.	16
Absolute Dental Group LLC and Absolute Dental Equity, LLC	11
BW Landco LLC	11
Ivy Hill Asset Management, L.P.	11
OUTFRONT Media Inc.	11
Alcami Corporation and ACM Holdings I, LLC	(13)
Implus Footcare, LLC	(14)
Varsity Brands Holding Co., Inc.	(15)
Centric Brands Inc.	(18)
Cipriani USA, Inc.	(18)
Sundance Energy, Inc.	(22)
Garden Fresh Restaurant Corp.	(24)
Microstar Logistics LLC	(27)
Teligent, Inc.	(30)
Green Energy Partners, Stonewall LLC and Panda Stonewall Intermediate Holdings II LLC	(35)
OTG Management, LLC	(111)
Other, net	(85)
Total	$(232)

The changes in net unrealized appreciation and depreciation on investments during the year ended December 31, 2019 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	$21
Dynatrace, Inc.	17
ADG, LLC and RC IV GEDC Investor LLC	(13)
Alcami Corporation and ACM Holdings I, LLC	(15)
Eckler Industries, Inc. and Eckler Purchaser LLC	(20)
VPROP Operating, LLC and Vista Proppants and Logistics, LLC	(47)
Other, net	(75)
Total	$(132)

During the year ended December 31, 2019, we also recognized net unrealized losses on foreign currency and other transactions of $14 million.

For the years ended December 31, 2019 and 2018

The comparison of the fiscal years ended December 31, 2019 and 2018 can be found in our annual report on Form 10-K for the fiscal year ended December 31, 2019 located within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein by reference.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are generated primarily from the net proceeds of public offerings of equity and debt securities, advances from the Revolving Credit Facility, the Revolving Funding Facility, SMBC Funding Facility and the BNP Funding Facility (each as defined below, and together, the “Facilities”), net proceeds from the issuance of other securities, including unsecured notes, as well as cash flows from operations.

In accordance with the Investment Company Act, we are allowed to borrow amounts such that our asset coverage calculated pursuant to the Investment Company Act, is at least 150% after such borrowings (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). As of December 31, 2020, we had $254 million in cash and cash equivalents and $8.6 billion in total aggregate principal amount of debt outstanding ($8.5 billion at carrying value) and our asset coverage was 182%. Subject to borrowing base and other restrictions, we had approximately $3.3 billion available for additional borrowings under the Facilities as of December 31, 2020.

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
Equity Capital Activities

As of December 31, 2020 and 2019, our total equity market capitalization was $7.1 billion and $8.0 billion, respectively.

We are party to equity distribution agreements with two sales agents (the “Equity Distribution Agreements”), pursuant to which we may from time to time issue and sell shares of our common stock having an aggregate offering amount of up to $500 million. Subject to the terms and conditions of the Equity Distribution Agreements, sales of common stock, if any, may be made in transactions that are deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. The Company’s “at the market offering” activity for the years ended December 31, 2020 and 2019 is presented below:

	For the Years Ended December 31,
(in millions)	2020	2019
Shares issued and sold	0.2	3.5
Gross proceeds(1)	$4	$65
________________________________________

(1)    Includes $0 million and $1 million of sales agents’ commissions and certain offering expenses during the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, we had cumulatively issued and sold 3.7 million shares of common stock under the Equity Distribution Agreements, with net proceeds totaling $68 million, after deducting sales agents’ commissions and certain offering expenses of approximately $1 million. As of December 31, 2020, common stock with an aggregate offering amount of $431 million remained available for issuance under the Equity Distribution Agreements.

For the year ended December 31, 2019, in addition to equity issuances under the Equity Distribution Agreements, we also issued common stock in connection with our dividend reinvestment program. There were no other issuances of our equity securities during the years ended December 31, 2020 and 2019.

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

As of December 31, 2020, we had cumulatively repurchased a total of 9.0 million shares of our common stock in the open market under the stock repurchase program since its inception in September 2015, at an average price of $11.95 per share, including commissions paid, leaving approximately $393 million available for additional repurchases under the program. During the year ended December 31, 2020, we repurchased a total of 8.5 million shares of our common stock in the open market under the stock repurchase program for $100 million. The shares were repurchased at an average price of $11.83 per share, including commissions paid. During the year ended December 31, 2019, we did not repurchase any shares of our common stock under the stock repurchase program.

See “Recent Developments,” as well as Note 17 to our consolidated financial statements for the year ended December 31, 2020 for a subsequent event relating to our stock repurchase program.

Debt Capital Activities

Our debt obligations consisted of the following as of December 31, 2020 and 2019:

	As of December 31,
	2020					2019
(in millions)	Total Aggregate Principal Amount Available/ Outstanding(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Available/ Outstanding(1)	Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$3,617	(2)	$1,180	$1,180		$3,365	$2,250	$2,250
Revolving Funding Facility	1,525		1,028	1,028		1,275	638	638
SMBC Funding Facility	725	(3)	453	453		650	301	301
BNP Funding Facility	300		150	150		—	—	—
2022 Convertible Notes	388		388	383	(4)	388	388	377	(4)
2024 Convertible Notes	403		403	392	(4)	403	403	389	(4)
2022 Notes	600		600	598	(5)	600	600	597	(5)
2023 Notes	750		750	747	(6)	750	750	746	(6)
2024 Notes	900		900	896	(7)	900	900	895	(7)
March 2025 Notes	600		600	595	(8)	600	600	594	(8)
July 2025 Notes	750		750	742	(9)	—	—	—
January 2026 Notes	1,150		1,150	1,141	(10)	—	—	—	(10)
2047 Notes	230		230	186	(11)	230	230	184	(11)
Total	$11,938		$8,582	$8,491		$9,161	$7,060	$6,971
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

(4)    Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes (as defined below). As of December 31, 2020, the total unamortized debt issuance costs and the unaccreted discount for the 2022 Convertible

Notes and the 2024 Convertible Notes (each as defined below) were $5 million and $11 million, respectively. As of December 31, 2019, the total unamortized debt issuance costs and the unaccreted discount for the 2022 Convertible Notes and the 2024 Convertible Notes were $11 million and $14 million, respectively.

(5)    Represents the aggregate principal amount outstanding of the 2022 Notes (as defined below), less unamortized debt issuance costs and the net unaccreted discount recorded upon the issuance of the 2022 Notes. As of December 31, 2020 and 2019, the total unamortized debt issuance costs and the unaccreted discount were $2 million and $3 million, respectively.

(6)    Represents the aggregate principal amount outstanding of the 2023 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2023 Notes. As of December 31, 2020 and 2019, the total unamortized debt issuance costs and the unaccreted discount was $3 million and $4 million, respectively.

(7)    Represents the aggregate principal amount outstanding of the 2024 Notes (as defined below), less unamortized debt issuance costs and the net unaccreted discount recorded upon the issuance of the 2024 Notes. As of December 31, 2020 and 2019, the total unamortized debt issuance costs and net unaccreted discount was $4 million and $5 million, respectively.

(8)    Represents the aggregate principal amount outstanding of the March 2025 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the March 2025 Notes. As of December 31, 2020 and 2019, the total unamortized debt issuance costs and the unaccreted discount was $5 million and $6 million, respectively.

(9)    Represents the aggregate principal amount outstanding of the July 2025 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the July 2025 Notes. As of December 31, 2020, the total unamortized debt issuance costs and unaccreted discount was $8 million.

(10)    Represents the aggregate principal amount outstanding of the January 2026 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the January 2026 Notes. As of December 31, 2020, the total unamortized debt issuance costs and net unaccreted discount was $9 million.

(11)    Represents the aggregate principal amount outstanding of the 2047 Notes (as defined below), less unamortized debt issuance costs and unaccreted discount recorded as part of the Allied Acquisition. As of December 31, 2020 and 2019, the total unaccreted purchased discount was $44 million and $46 million, respectively.

 The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all our debt outstanding as of December 31, 2020 were 3.4% and 4.2 years, respectively, and as of December 31, 2019 were 3.9% and 4.7 years, respectively.

The ratio of total principal amount of debt outstanding to stockholders’ equity as of December 31, 2020 was 1.20:1.00 compared to 0.95:1.00 as of December 31, 2019.

Revolving Credit Facility

We are party to a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), that allows us to borrow up to $3.6 billion at any one time outstanding. The Revolving Credit Facility consists of a $740 million term loan tranche and a $2.9 billion revolving tranche. For $699 million of the term loan tranche, the stated maturity date is March 30, 2025. For the remaining $41 million of the term loan tranche, the stated maturity date is March 30, 2024. For $2.7 billion of the revolving tranche, the end of the revolving period and the stated maturity date are March 30, 2024 and March 30, 2025, respectively. For the remaining $124 million of the revolving tranche, the end of the revolving period and the stated
maturity date are March 30, 2023 and March 30, 2024, respectively. The Revolving Credit Facility also provides for a feature that allows us, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of $5.4 billion. The interest rate charged on the Revolving Credit Facility is based on an applicable spread of either 1.75% or 1.875% over LIBOR or 0.75% or 0.875% over an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility), in each case, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of December 31, 2020, the interest rate in effect was LIBOR plus 1.75%. We are also required to pay a letter of credit fee of either 2.00% or 2.125% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. Additionally, we are required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. As of December 31, 2020, there was $1.2 billion outstanding under the Revolving Credit Facility and we were in compliance in all material respects with the terms of the Revolving Credit Facility.

Revolving Funding Facility

We and our consolidated subsidiary, Ares Capital CP Funding LLC (“Ares Capital CP”), are party to a revolving funding facility (as amended, the “Revolving Funding Facility”), that allows Ares Capital CP to borrow up to $1.5 billion at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility are January 31, 2023 and January 31, 2025, respectively. The interest rate charged on the Revolving Funding Facility is based on LIBOR plus 2.00% per annum or a “base rate” (as defined in the agreements governing the Revolving Funding Facility) plus 1.00% per annum. Ares Capital CP is also required to pay a commitment fee of between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility. As of December 31, 2020, there was $1.0 billion outstanding under the Revolving Funding Facility and we and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

SMBC Funding Facility

We and our consolidated subsidiary, Ares Capital JB Funding LLC (“ACJB”), are party to a revolving funding facility (as amended, the “SMBC Funding Facility”), with ACJB, as the borrower, and Sumitomo Mitsui Banking Corporation, as the administrative agent, collateral agent and lender, that allows ACJB to borrow up to $725 million at any one time outstanding. The SMBC Funding Facility also provides for a feature that allows ACJB, subject to receiving certain consents, to increase the overall size of the SMBC Funding Facility to $1.0 billion. The SMBC Funding Facility is secured by all of the assets held by ACJB. The end of the reinvestment period and the stated maturity date for the SMBC Funding Facility are September 10, 2022 and September 10, 2024, respectively. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement. The interest rate charged on the SMBC Funding Facility is based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over a “base rate” (as defined in the agreements governing the SMBC Funding Facility), in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. As of December 31, 2020, the interest rate in effect was LIBOR plus 1.75%. ACJB is also required to pay a commitment fee of between 0.50% and 1.00% per annum depending on the size of the unused portion of the SMBC Funding Facility. As of December 31, 2020, there was $453 million outstanding under the SMBC Funding Facility and we and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

BNP Funding Facility

We and our consolidated subsidiary, ARCC FB Funding LLC (“AFB”), are party to a revolving funding facility (as amended, the “BNP Funding Facility”) with AFB, as the borrower, and BNP Paribas, as the administrative agent and lender, that allows AFB to borrow up to $300 million at any one time outstanding. The BNP Funding Facility is secured by all of the assets held by AFB. The end of the reinvestment period and the stated maturity date for the BNP Funding Facility are June 11, 2023 and June 11, 2025, respectively. The reinvestment period and the stated maturity date are both subject to a one-year extension by mutual agreement. The interest rate charged on the BNP Funding Facility is based on three month LIBOR (subject to a floor of 0.45%), or over a “base rate” (as defined in the agreements governing the BNP Funding Facility) plus a margin that generally ranges between 2.65% and 3.15% (depending on the types of assets such advances relate to), with a weighted average floor for all classes of advances of (i) 2.75% during the reinvestment period and (ii) 3.25% following the reinvestment period. As of December 31, 2020, the interest rate in effect was LIBOR plus 2.88%. Beginning on December 11, 2020, AFB is required to pay a commitment fee of between 0.00% and 1.25% per annum depending on the size of the unused portion of the BNP Funding Facility. Prior to December 11, 2020, there was no commitment fee required to be paid. As of December 31, 2020, there was $150 million outstanding under the BNP Funding Facility and we and AFB were in compliance in all material respects with the terms of the BNP Funding Facility.

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

In certain circumstances, assuming the respective conversion date below has not already passed, the Convertible Unsecured Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at their respective conversion rates (listed below as of December 31, 2020) subject to customary anti-dilution adjustments and the requirements of their respective indenture (the “Convertible Unsecured Notes Indentures”). Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Unsecured Notes only under certain circumstances set forth in the Convertible Unsecured Notes Indentures. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding the maturity date for the 2022 Convertible Notes and the second scheduled trading day immediately preceding the maturity date for the 2024 Convertible Notes, holders may convert their Convertible Unsecured Notes at any time. In addition, if we engage in certain corporate events as described in their respective Convertible Unsecured Notes Indenture, holders of the Convertible Unsecured Notes may require us to repurchase for cash all or part of the Convertible Unsecured Notes at a repurchase price equal to 100% of the principal amount of the Convertible Unsecured Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

Certain key terms related to the convertible features for each of the Convertible Unsecured Notes as of December 31, 2020 are listed below.

	2022 Convertible Notes	2024 Convertible Notes
Conversion premium	15.0%	15.0%
Closing stock price at issuance	$16.86	$17.29
Closing stock price date	January 23, 2017	March 5, 2019
Conversion price(1)	$19.09	$19.88
Conversion rate (shares per one thousand dollar principal amount)(1)	52.3794	50.2930
Conversion dates	August 1, 2021	December 1, 2023
________________________________________

(1)     Represents conversion price and conversion rate, as applicable, as of December 31, 2020, taking into account any applicable de minimis adjustments that will be made on the conversion date.

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

January 2026 Notes

    We have issued $1,150 million in aggregate principal amount of unsecured notes that mature on January 15, 2026 and bear interest at a rate of 3.875% per annum (the ‘‘January 2026 Notes’’). The January 2026 Notes pay interest semi-annually, and all principal is due upon maturity. The January 2026 Notes may be redeemed in whole or in part at any time at our option at a redemption price equal to par plus a ‘‘make whole’’ premium, if applicable, as determined pursuant to the indenture governing the January 2026 Notes, and any accrued and unpaid interest.

2047 Notes

As part of the Allied Acquisition, we assumed $230 million in aggregate principal amount of unsecured notes that mature on April 15, 2047 and bear interest at a rate of 6.875% per annum (the “2047 Notes” and together with the 2022 Notes, the 2023 Notes, the 2024 Notes, the March 2025 Notes, the July 2025 Notes and the January 2026 Notes, the “Unsecured Notes”). The 2047 Notes pay interest quarterly, and all principal is due upon maturity. The 2047 Notes may be redeemed in whole or in part at any time or from time to time at our option, at a par redemption price of $25.00 per security plus accrued and unpaid interest.

See “Recent Developments,” as well as Note 17 to our consolidated financial statements for the year ended December 31, 2020 for a subsequent event relating to an additional issuance of unsecured notes.

As of December 31, 2020, we were in compliance in all material respects with the terms of the Convertible Unsecured Notes Indentures and the indentures governing the Unsecured Notes.

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

See Note 5 to our consolidated financial statements for the year ended December 31, 2020 for more information on our debt obligations.

CONTRACTUAL OBLIGATIONS

A summary of the maturities of our principal amounts of debt and other contractual payment obligations as of December 31, 2020 are as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years		After 5 years
Revolving Credit Facility	$1,180	$—	$—	$1,180	(1)	$—
Revolving Funding Facility	1,028	—	—	1,028	(2)	—
SMBC Funding Facility	453	—	—	453	(3)	—
BNP Funding Facility	150	—	—	150	(4)	—
2022 Convertible Notes	388	—	388	—		—
2024 Convertible Notes	403	—	—	403		—
2022 Notes	600	—	600	—		—
2023 Notes	750	—	750	—		—
2024 Notes	900	—	—	900		—
March 2025 Notes	600	—	—	600		—
July 2025 Notes	750	—	—	750		—
January 2026 Notes	1,150	—	—	—		1,150
2047 Notes	230	—	—	—		230
Operating lease obligations(5)	65	16	31	12		6
	$8,647	$16	$1,769	$5,476		$1,386
_______________________________________________________________________________

(1)The Revolving Credit Facility consists of a $740 million term loan tranche and a $2,877 million revolving tranche. For $699 million of the term loan tranche, the stated maturity date is March 30, 2025. For the remaining $41 million of the term loan tranche, the stated maturity date is March 30, 2024. For the $2,753 million of the revolving tranche, the end of the revolving period and the stated maturity date are March 30, 2024 and March 30, 2025, respectively. For the remaining $124 million of the revolving tranche, the end of the revolving period and the stated maturity date are March 30, 2023 and March 30, 2024, respectively. We are required to repay any outstanding principal amounts under such revolving tranche on a monthly basis equal to 1/12th of the outstanding principal amount at the end of the revolving period.

(2)The end of the reinvestment period for the Revolving Funding Facility is January 31, 2023. Subsequent to the end of this reinvestment period and prior to the stated maturity date of January 31, 2025, any principal proceeds from sales and repayments of loan assets held by Ares Capital CP will be used to repay the aggregate principal amount outstanding.

(3)The end of the reinvestment period for the SMBC Funding Facility is September 10, 2022. Subsequent to the end of this reinvestment period and prior to the stated maturity date of September 10, 2024, any principal proceeds from sales and repayments of loan assets held by ACJB will be used to repay the aggregate principal amount outstanding.

(4)The end of the reinvestment period for the BNP Funding Facility is June 11, 2023. Subsequent to the end of this reinvestment period and prior to the stated maturity date of June 11, 2025, any principal proceeds from sales and repayments of loan assets held by AFB will be used to repay the aggregate principal amount outstanding.

(5)We are obligated under a number of operating leases and subleases to pay for office spaces with terms ranging from approximately one to six years. See Note 7 to our consolidated financial statements for the year ended December 31, 2020 for more information on our lease obligations.

OFF BALANCE SHEET ARRANGEMENTS

We have various commitments to fund investments in our portfolio, as described below.

As of December 31, 2020 and 2019, we had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) our discretion:

	As of December 31,
(in millions)	2020	2019
Total revolving and delayed draw loan commitments	$2,020	$2,009
Less: funded commitments	(409)	(460)
Total unfunded commitments	1,611	1,549
Less: commitments substantially at our discretion	(29)	(6)
Less: unavailable commitments due to borrowing base or other covenant restrictions	(8)	—
Total net adjusted unfunded revolving and delayed draw loan commitments	$1,574	$1,543

Included within the total revolving and delayed draw loan commitments as of December 31, 2020 and 2019 were delayed draw loan commitments totaling $652 million and $633 million, respectively. Our commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels).

Also included within the total revolving loan commitments as of December 31, 2020 were commitments to issue up to $375 million in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2020, we had $72 million in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For all these letters of credit issued and outstanding, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $63 million expire in 2021 and $9 million expire in 2022. As of December 31, 2020, we recorded a liability of $1 million for certain letters of credit issued and outstanding and none of the other letters of credit issued and outstanding were recorded as a liability on our balance sheet as such other letters of credit are considered in the valuation of the investments in the portfolio company.

We also have commitments to co-invest in the SDLP for our portion of the SDLP’s commitments to fund delayed draw loans to certain portfolio companies of the SDLP. See “Senior Direct Lending Program” above and Note 4 to our consolidated financial statements for the year ended December 31, 2020 for more information.

As of December 31, 2020 and 2019, we were party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

	As of December 31,
(in millions)	2020	2019
Total private equity commitments	$111	$110
Less: funded private equity commitments	(68)	(62)
Total unfunded private equity commitments	43	48
Less: private equity commitments substantially our discretion	(43)	(48)
Total net adjusted unfunded private equity commitments	$—	$—

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

RECENT DEVELOPMENTS

In January 2021, we issued $650 million in aggregate principal amount of unsecured notes, which bear interest at a rate of 2.150% per annum and mature on July 15, 2026 (the ‘‘July 2026 Notes’’). The July 2026 Notes pay interest semi-annually and all principal is due upon maturity. The July 2026 Notes may be redeemed in whole or in part at any time at our option at the redemption prices determined pursuant to the indenture governing the July 2026 Notes, and any accrued and unpaid interest. The July 2026 Notes were issued at a discount to the principal amount.

In February 2021, our board of directors authorized an amendment to our existing stock repurchase program to (a) extend the expiration date of the program from February 15, 2021 to February 15, 2022 and (b) increase the amount of the stock repurchase program to a full $500 million. Under the stock repurchase program, we may repurchase up to $500 million in the aggregate of our outstanding common stock in the open market at a price per share that meets certain thresholds below our net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors.

From January 1, 2021 through February 4, 2021, we made new investment commitments of approximately $524 million, of which $411 million were funded. Of these new commitments, 86% were in first lien senior secured loans, 9% were in senior subordinated loans and 5% were in second lien senior secured loans. Of the approximately $524 million of new investment commitments, 83% were floating rate, 16% were fixed rate and 1% was on non-accrual status. The weighted average yield of debt and other income producing securities funded during the period at amortized cost was 8.0%. We may seek to sell all or a portion of these new investment commitments, although there can be no assurance that we will be able to do so.

From January 1, 2021 through February 4, 2021, we exited approximately $1.1 billion of investment commitments, including $260 million of loans sold to IHAM or certain vehicles managed by IHAM. Of the total investment commitments exited, 72% were first lien senior secured loans, 11% were second lien senior secured loans, 9% were senior subordinated loans, 7% were subordinated certificates of the SDLP and 1% were other equity securities. Of the approximately $1.1 billion of exited investment commitments, 91% were floating rate, 6% were fixed rate, 2% were on non-accrual status and 1% were non-interest bearing. The weighted average yield of debt and other income producing securities exited or repaid during the period at amortized cost was 9.0%, and the weighted average yield on total investments exited or repaid during the period at amortized cost was 8.7%. On the approximately $1.1 billion of investment commitments exited from January 1, 2021 through February 4, 2021, we recognized total net realized gains of approximately $13 million. There were no realized gains or losses recognized from the sale of loans to IHAM or certain vehicles managed by IHAM.

In addition, as of February 4, 2021, we had an investment backlog and pipeline of approximately $685 million and $280 million, respectively. Investment backlog includes transactions approved by our investment adviser’s investment committee and/or for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore we believe are likely to close. Investment pipeline includes transactions where due diligence and analysis are in process, but no formal mandate, letter of intent or signed commitment have been issued. The consummation of any of the investments in this backlog and pipeline depends upon, among other things, one or more of the following: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. In addition, we may sell all or a portion of these investments and certain of these investments may result in the repayment of existing investments. We cannot assure you that we will make any of these investments or that we will sell all or any portion of these investments.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in connection with our risk factors as disclosed in “Item 1A. Risk Factors.” See Note 2 to our consolidated financial statements for the year ended December 31, 2020 for more information on our critical accounting policies.

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

Our board of directors undertakes a multi‑step valuation process each quarter, as described below:

•Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment in conjunction with our portfolio management team.

•Preliminary valuations are reviewed and discussed with our investment adviser’s management and investment professionals, and then valuation recommendations are presented to our board of directors.

•The audit committee of our board of directors reviews these valuations, as well as the input of third parties, including independent third‑party valuation firms who have reviewed a portion of the investments in our portfolio at fair value.

•Our board of directors discusses valuations and ultimately determines the fair value of each investment in our portfolio without a readily available market quotation in good faith based on, among other things, the input of our investment adviser, audit committee and, where applicable, independent third‑party valuation firms.

Fair Value of Financial Instruments

We follow ASC 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASC 825-10”), which provides companies the option to report selected financial assets and liabilities at fair value. ASC 825-10 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. We have not elected the ASC 825-10 option to report selected financial assets and liabilities at fair value. With the exception of the line items entitled “other assets” and “debt,” which are reported at amortized cost, the carrying value of all other assets and liabilities approximate fair value.

We also follow ASC 820-10, which expands the application of fair value accounting. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure of fair value measurements. ASC 820-10 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires us to assume that the portfolio investment is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820-10, we have considered its principal market as the market in which we exit our portfolio investments with the greatest volume and level of activity. ASC 820-10 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820-10, these inputs are summarized in the three broad levels listed below:

•Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.

•Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

The SEC recently adopted new Rule 2a-5 under the 1940 Act. This establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We will comply with the new rule's valuation requirements on or before the SEC's compliance date in 2022.

See Note 8 to our consolidated financial statements for the year ended December 31, 2020 for more information on our valuation process.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the economic effects of the COVID-19 pandemic has introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks, including those listed below. For additional information concerning the COVID-19 pandemic and its potential impact on our business and our operating results, see “Risk Factors—The COVID-19 pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations.”

Investment valuation risk

Because there is not a readily available market value for most of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board of directors based on, among other things, the input of our management and audit committee and independent third-party valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12-month period (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” as well as Notes 2 and 8 to our consolidated financial statements for the year ended December 31, 2020 for more information relating to our investment valuation.

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

As of December 31, 2020, 84% of the investments at fair value in our portfolio bore interest at variable rates (including our investment in the SDLP Certificates which accounted for 7% of our total investments at fair value), 5% bore interest at fixed rates, 9% were non-interest earning and 2% were on non-accrual status. Additionally, excluding our investment in the SDLP Certificates, 84% of the remaining variable rate investments at fair value contained interest rate floors. The Revolving Credit Facility, the Revolving Funding Facility and the SMBC Funding Facility bear interest at variable rates with no interest rate floors. The BNP Funding Facility bears interest at variable rates using a spread over LIBOR with a LIBOR floor of 0.45%. The Unsecured Notes and the Convertible Unsecured Notes bear interest at fixed rates.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

In December 2017, in connection with $395 million of the term loan tranche of our Revolving Credit Facility, we entered into a three-year interest rate swap agreement for a total notional amount of $395 million and a maturity date of January 4, 2021. Under the interest rate swap agreement, we paid a fixed interest rate of 2.06% and received a floating rate based on the prevailing one-month LIBOR. See Note 5 to our consolidated financial statements for the year ended December 31, 2020 for more information on the Revolving Credit Facility and see Note 6 to our consolidated financial statements for the year ended December 31, 2020 for more information on the interest rate swap.

Based on our December 31, 2020 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest Income	Interest Expense(1)	Net Income(2)
Up 300 basis points	$380	$72	$308
Up 200 basis points	$247	$48	$199
Up 100 basis points	$113	$24	$89
Down 100 basis points	$4	$(6)	$10
Down 200 basis points	$4	$(6)	$10
Down 300 basis points	$3	$(6)	$9
________________________________________

(1)    Includes the impact of the interest rate swap (discussed above) as a result of changes in interest rates.

(2)    Excludes the impact of income based fees. See Note 3 to our consolidated financial statements for the year ended December 31, 2020 for more information on the income based fees.

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

(2)    Excludes the impact of income based fees. See Note 3 to our consolidated financial statements for the year ended December 31, 2020 for more information on the income based fees.

Item 8.    Financial Statements and Supplementary Data

See the Index to Consolidated Financial Statements.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.    We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of December 31, 2020, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2020. The Company's independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of the Company's internal control over financial reporting.

(c)    Attestation Report of the Registered Public Accounting Firm.    Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting which is set forth under the heading “Report of Independent Registered Public Accounting Firm” on page F-2.

(d)    Changes in Internal Control over Financial Reporting.    There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2021 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2020, and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2021 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2020, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2021 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2020, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2021 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2020, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2021 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2020, and is incorporated herein by reference.

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

3.    Exhibits.

Number	Document
3.1	Articles of Amendment and Restatement, as amended(1)
3.2	Third Amended and Restated Bylaws, as amended(2)
4.1	Form of Stock Certificate(3)
4.2	Form of Subscription Certificate(4)
4.3	Indenture, dated June 16, 2006, between Allied Capital Corporation and The Bank of New York, as trustee(5)
4.4	Form of Note under the Indenture, dated June 16, 2006, between Allied Capital Corporation and The Bank of New York, as trustee(6)
4.5	Third Supplemental Indenture, dated as of March 28, 2007, between Allied Capital Corporation and The Bank of New York, as trustee(6)
4.6	Form of 6.875% Notes due 2047(6)
4.7	Fourth Supplemental Indenture, dated as of April 1, 2010, among Ares Capital Corporation, Allied Capital Corporation and The Bank of New York Mellon, as trustee(7)
4.8	Indenture, dated as of October 21, 2010, between Ares Capital Corporation and U.S. Bank National Association, as trustee(8)
4.9	Sixth Supplemental Indenture, dated as of September 19, 2016, relating to the 3.625% Notes due 2022, between Ares Capital Corporation and U.S. Bank National Association, as trustee(9)
4.10	Form of 3.625% Notes due 2022(9)
4.11	Seventh Supplemental Indenture, dated as of August 10, 2017, relating to the 3.500% Notes due 2023, between Ares Capital Corporation and U.S. Bank National Association, as trustee(10)
4.12	Form of 3.500% Notes due 2023(10)
4.13	Eighth Supplemental Indenture, dated as of January 11, 2018, relating to the 4.250% Notes due 2025, between Ares Capital Corporation and U.S. Bank National Association, as trustee(11)
4.14	Form of 4.250% Notes due 2025(11)
4.15	Ninth Supplemental Indenture, dated as of March 8, 2019, relating to the 4.625% Convertible Notes due 2024, between Ares Capital Corporation and U.S. Bank National Association, as trustee(12)
4.16	Form of 4.625% Convertible Senior Notes due 2024(12)
4.17	Tenth Supplemental Indenture, dated as of June 10, 2019, relating to the 4.200% Notes due 2024, between Ares Capital Corporation and U.S. Bank National Association, as trustee(13)
4.18	Form of 4.200% Notes due 2024(13)
4.19	Eleventh Supplemental Indenture, dated as of January 15, 2020, relating to the 3.250% Notes due 2025, between the Company and U.S. Bank National Association, as trustee(14)
4.20	Form of 3.250% Notes due 2025(14)
4.21	Twelfth Supplemental Indenture, dated as of July 15, 2020, relating to the 3.875% Notes due 2026, between the Company and U.S. Bank National Association, as trustee(15)
4.22	Form of 3.875% Notes due 2026 (15)
4.23	Thirteenth Supplemental Indenture, dated as of January 13, 2021, relating to the 2.150% Notes due 2026, between the Company and U.S. Bank National Association, as trustee(16)
4.24	Form of 2.150% Notes due 2026 (16)
4.25	Indenture, dated as of January 27, 2017, between Ares Capital Corporation and U.S. Bank National Association, as trustee(17)
4.26	Form of 3.75% Convertible Senior Notes due 2022(17)

Number	Document
4.27	Description of Securities(18)
10.1	Dividend Reinvestment Plan of Ares Capital Corporation(19)
10.2	Second Amendment Restated Investment Advisory and Management Agreement between Ares Capital Corporation and Ares Capital Management LLC, dated as of June 6, 2019(20)
10.3	Amended and Restated Administration Agreement, dated as of June 1, 2007, between Ares Capital Corporation and Ares Operations LLC(21)
10.4	Amended and Restated Custodian Agreement, dated as of May 15, 2009, between Ares Capital Corporation and U.S. Bank National Association(22)
10.5	Amendment No. 1, dated as of December 19, 2014, to the Amended and Restated Custodian Agreement dated as of May 15, 2009, by and among Ares Capital Corporation and U.S. Bank National Association(23)
10.6	Trademark License Agreement between Ares Capital Corporation and Ares Management LLC(24)
10.7	Form of Indemnification Agreement between Ares Capital Corporation and directors and certain officers(25)
10.8	Form of Indemnification Agreement between Ares Capital Corporation and members of Ares Capital Management LLC investment committee(25)
10.9	Amended and Restated Purchase and Sale Agreement, dated as of January 22, 2010, among Ares Capital Corporation, as seller, and Ares Capital CP Funding Holdings LLC, as purchaser(26)
10.10	Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated as of June 7, 2012, among Ares Capital Corporation, as seller, and Ares Capital CP Funding Holdings LLC, as purchaser(27)
10.11	Second Tier Purchase and Sale Agreement, dated as of January 22, 2010, among Ares Capital CP Funding Holdings LLC, as seller, and Ares Capital CP Funding LLC, as purchaser(28)
10.12	Amendment No. 1 to Second Tier Purchase and Sale Agreement, dated as of June 7, 2012, among Ares Capital CP Funding Holdings LLC, as seller, and Ares Capital CP Funding LLC, as purchaser(27)
10.13	Amended and Restated Sale and Servicing Agreement, dated as of January 22, 2010, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer, Wachovia Bank, National Association, as note purchaser, U.S. Bank National Association, as trustee and collateral custodian, and Wells Fargo Securities, LLC, as agent(26)
10.14	Amendment No. 1 to the Amended and Restated Sale and Servicing Agreement, dated as of May 6, 2010, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer, Wells Fargo Bank, National Association, as successor by merger to Wachovia Bank as note purchaser, U.S. Bank, National Association, as trustee and collateral custodian, and Wells Fargo Securities LLC, as agent(28)
10.15	Amendment No. 2 to the Amended and Restated Sale and Servicing Agreement, dated as of January 18, 2011, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer, Wells Fargo Bank, National Association, as successor by merger to Wachovia Bank as note purchaser, U.S. Bank National Association, as trustee and collateral custodian, and Wells Fargo Securities, LLC, as agent(29)
10.16	Amendment No. 3 to the Amended and Restated Sale and Servicing Agreement, dated as of October 13, 2011, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and as transferor, Wells Fargo Bank, National Association (as successor by merger to Wachovia Bank, National Association), as note purchaser, U.S. Bank National Association, as trustee, collateral custodian and bank and Wells Fargo Securities, LLC, as agent(30)
10.17	Amendment No. 4 to the Amended and Restated Sale and Servicing Agreement, dated as of January 18, 2012, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Wells Fargo Bank, National Association (as successor by merger to Wachovia Bank, National Association), as note purchaser, Wells Fargo Securities, LLC, as agent, and U.S. Bank National Association, as collateral custodian, trustee and bank(31)
10.18	Amendment No. 5 to the Amended and Restated Sale and Servicing Agreement, dated as of June 7, 2012, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Wells Fargo Bank, National Association (as successor by merger to Wachovia Bank, National Association), as note purchaser, Wells Fargo Securities, LLC, as agent, and U.S. Bank National Association, as collateral custodian, trustee and bank(27)
10.19	Amendment No. 6 to Loan and Servicing Agreement, dated as of January 25, 2013, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Wells Fargo Securities, LLC, as agent, Wells Fargo Bank, National Association, as swingline lender, and the other lenders party thereto (32)
10.20	Omnibus Amendment, dated as of May 14, 2014, among Ares Capital CP Funding LLC, Ares Capital CP Funding Holdings LLC, Ares Capital Corporation, Wells Fargo Bank, National Association, as swingline lender and as a lender, Wells Fargo Securities, LLC, as agent, and U.S. Bank National Association, as trustee, bank and collateral custodian (amending the Loan and Servicing Agreement, dated as of January 22, 2010, the Amended and Restated Purchase and Sale Agreement, dated as of January 22, 2010, and the Second Tier Purchase and Sale Agreement, dated as of January 22, 2010)(33)
10.21	Amendment No. 8 to the Loan and Servicing Agreement, dated as of January 3, 2017, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Wells Fargo Securities, LLC, as agent, and Wells Fargo Bank, National Association, as swingline lender, and the other lenders party thereto(34)

Number	Document
10.22	Amendment No. 10 to Loan and Servicing Agreement, dated as of October 2, 2018, among Ares Capital CP Funding LLC, Ares Capital Corporation, Wells Fargo Bank National Association, as the agent and Wells Fargo Bank, National Association, as a lender and Bank of America, N.A.(35)
10.23	Amendment No. 11 to Loan and Servicing Agreement, dated as of December 14, 2018, among Ares Capital CP Funding LLC, Ares Capital Corporation, Wells Fargo Bank National Association, as the agent and Wells Fargo Bank, National Association, as a lender and Bank of America, N.A.(36)
10.24
Amendment No. 12 to Loan and Servicing Agreement, dated as of June 18, 2019, among Ares Capital CP Funding LLC, as the borrower, Ares Capital Corporation, as the servicer, Wells Fargo Bank, National Association, as the agent, Wells Fargo Bank, National Association, as a lender, Bank of America, N.A, as a lender and U.S. Bank National Association, as trustee, bank and collateral custodian(37)

10.25	Amendment No. 13 to Loan and Servicing Agreement, dated as of January 31, 2020, among Ares Capital CP Funding LLC, as the borrower, Ares Capital Corporation, as the servicer, Wells Fargo Bank, National Association, as the agent, Wells Fargo Bank, National Association, as a lender, Bank of America, N.A, as a lender, TIAA, FSB, as a lender, Sampension Livsforsikring A/S, as a lender, Arkitekternes Pensionskasse, as a lender, Pensionskassen for Jordbrugsakademikere og Dyrlæger, as a lender and U.S. Bank National Association, as trustee, bank and collateral custodian (38)
10.26	Eleventh Amended and Restated Senior Secured Revolving Credit Agreement, dated as of March 30, 2020, among Ares Capital Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent(39)
10.27	Loan and Servicing Agreement, dated as of January 20, 2012, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, collateral agent and lender, and U.S. Bank National Association, as collateral custodian and bank(40)
10.28	Purchase and Sale Agreement, dated as of January 20, 2012, between Ares Capital JB Funding LLC, as purchaser, and Ares Capital Corporation, as seller(40)
10.29	Revolving Credit and Security Agreement, dated as of June 11, 2020, among ARCC FB Funding LLC, as the borrower, BNP Paribas, as the administrative agent, Ares Capital Corporation as equity holder and servicer, and U.S. Bank National Association as collateral agent(41)
10.30	Purchase and Sale Agreement, dated as of June 11, 2020, between ARCC FB Funding LLC, as the purchaser and Ares Capital Corporation, as the seller(41)
10.31	Amendment No. 1, dated as of December 21, 2020, among ARCC FB Funding LLC, as the borrower, BNP Paribas, as the administrative agent, Ares Capital Corporation as equity holder and servicer, and U.S. Bank National Association as collateral agent*
10.32	Omnibus Amendment No. 1, dated as of September 14, 2012, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012, and the Purchase and Sale Agreement, dated as of January 20, 2012)(42)
10.33	Omnibus Amendment No. 2, dated as of December 20, 2013, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012, and the Purchase and Sale Agreement, dated as of January 20, 2012)(43)
10.34	Omnibus Amendment No. 3, dated as of June 30, 2015, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012, and the Purchase and Sale Agreement, dated as of January 20, 2012)(44)
10.35	Omnibus Amendment No. 4, dated as of August 24, 2017, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012)(45)
10.36	Omnibus Amendment No. 5, dated as of September 12, 2018, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012)(46)
10.37	Omnibus Amendment No. 6, dated as of September 10, 2019, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012 and the Purchase and Sale Agreement, dated as of January 20, 2012)(47)

Number	Document
10.38	Omnibus Amendment No. 7, dated as of December 31, 2019, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012 and the Purchase and Sale Agreement, dated as of January 20, 2012)(48)
10.39	Equity Distribution Agreement, dated as of November 8, 2019, among Ares Capital Corporation, Ares Capital Management LLC, Ares Operations LLC and Truist Securities Inc.(49)
10.40	Equity Distribution Agreement, dated as of August 10, 2020, among Ares Capital Corporation, Ares Capital Management LLC, Ares Operations LLC and Regions Securities LLC (50)
11.1	Statement of Computation of Per Share Earnings(51)
14.1	Code of Ethics(52)
21.1	Subsidiaries of Ares Capital Corporation*
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	Report of Independent Registered Public Accounting Firm on Supplemental Information*
________________________________________

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q (File No. 814-00663), for the quarter ended September 30, 2020, filed on October 27, 2020.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2018, filed on February 12, 2019.
(3)	Incorporated by reference to Exhibit (d) to the Company’s pre effective Amendment No. 2 to the Registration Statement under the Securities Act of 1933, as amended, on Form N 2 (File No. 333 114656), filed on September 28, 2004.
(4)	Incorporated by reference to Exhibit (d)(4) to the Company’s pre effective Amendment No. 2 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-149139), filed on April 9, 2008.
(5)	Incorporated by reference to Exhibit d.2 to Allied Capital’s Registration Statement under the Securities Act of 1933, as amended, on Form N 2/A (File No. 333 133755), filed on June 21, 2006.
(6)	Incorporated by reference to Exhibits d.8 and d.9, as applicable, to Allied Capital’s post effective Amendment No. 3 to the Registration Statement under the Securities Act of 1933, as amended, on Form N 2/A (File No. 333 133755), filed on March 28, 2007.
(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8 K (File No. 814 00663), filed on April 7, 2010.
(8)	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8 K (File No. 814 00663), filed on October 22, 2010.
(9)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on September 19, 2016.
(10)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on August 10, 2017.
(11)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on January 11, 2018.
(12)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8 K (File No. 814 00663), filed on March 8, 2019.
(13)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8 K (File No. 814 00663), filed on June 10, 2019.
(14)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8 K (File No. 814 00663), filed on January 15, 2020.
(15)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed July 15, 2020.
(16)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8 K (File No. 814-00663), filed on January 13, 2021.
(17)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8 K (File No. 814-00663), filed on January 27, 2017.

(18)	Incorporated by reference to Exhibit 4.23 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2019, filed on February 12, 2020.
(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2018, filed on February 12, 2019.
(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on June 7, 2019.
(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 814-00663) for the quarter ended June 30, 2007, filed on August 9, 2007.
(22)	Incorporated by reference to Exhibit (j) to the Company’s pre effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-158211), filed on May 28, 2009.
(23)	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2014, filed on February 26, 2015.
(24)	Incorporated by reference to Exhibit 99(K)(3) to the Company’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-114656), filed on September 17, 2004.
(25)	Incorporated by reference to Exhibits (k)(3) and (k)(4), as applicable, to the Company’s Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-188175), filed on April 26, 2013.
(26)	Incorporated by reference to Exhibits 10.2 through 10.4, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on January 25, 2010.
(27)	Incorporated by reference to Exhibits 10.1 through 10.3, as applicable, to the Company’s Form 8-K (File No. 814-0663), filed on June 8, 2012.
(28)	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q (File No. 814-00663) for the quarter ended March 30, 2010, filed on May 10, 2010.
(29)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 19, 2011.
(30)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on October 14, 2011.
(31)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 19, 2012.
(32)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 28, 2013.
(33)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on May 15, 2014.
(34)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 4, 2017.
(35)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on October 3, 2018.
(36)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on December 17, 2018.
(37)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on June 19, 2019.
(38)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on February 3, 2020.
(39)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on March 31, 2020.
(40)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on January 24, 2012.
(41)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on June 16, 2020.
(42)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on September 17, 2012.
(43)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on December 23, 2013.
(44)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on July 1, 2015.
(45)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on August 28, 2017.
(46)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on September 13, 2018.
(47)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on September 10, 2019
(48)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 2, 2020.
(49)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s 8-K (File No. 814-00663), filed on November 8, 2019.

(50)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on August 10, 2020.
(51)	Included in Note 10 to the Company’s Notes to Consolidated Financial Statements filed herewith.
(52)	Incorporated by reference to Exhibit (r) to the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-212142), filed on June 14, 2017.

Item 16.    Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm
To the stockholders and board of directors
Ares Capital Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ares Capital Corporation and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 10, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of investments owned as of December 31, 2020 and 2019 by correspondence with custodians, portfolio companies or agents. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
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
Fair value of investments
As discussed in Notes 2 and 4 to the consolidated financial statements, consistent with the Company’s valuation policy and in consideration of the fact that there is not a readily available market value for most of the investments in the Company’s portfolio, the Company measures substantially all of its investments at fair value using unobservable inputs and assumptions. As of December 31, 2020, total investments at fair value were $15,515 million.
We identified the evaluation of the fair value of investments as a critical audit matter. Due to inherent estimation uncertainty, assessment of the Company’s judgments regarding the use of specific valuation assumptions involved a high degree of subjective auditor judgment. Changes in these assumptions could have a significant impact on the fair value of investments. In particular, the Company made judgments relating to market yields used in yield analyses for debt and other interest-bearing investments, market multiples used in determining enterprise values, and discount rates used in discounted cash flow analyses. Additionally, specialized skills and knowledge were required to evaluate these assumptions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company's process to measure the fair value of its investments. These included controls related to the development of the market yield, market multiples, and discount rate assumptions used in the Company’s valuations. We also evaluated the Company’s ability to estimate fair value by comparing a selection of prior period fair values to transaction prices of transactions occurring subsequent to the prior period valuation date. To assess management’s use of the market yield, market multiples, and discount rate assumptions to measure fair value of its investments, for a selection of investments, we assessed these assumptions by using third-party market and industry data. For a selection of the Company’s investments, we involved valuation professionals with specialized skills and knowledge, who assisted in:
•developing a range of market yields, market multiples, and discount rate assumptions using market information and comparing them to the assumptions used by the Company.
•evaluating the Company’s estimate of fair value by developing an independent estimate of fair value based upon independently developed ranges for market yields, market multiples, and discount rate assumptions.

We have served as the Company’s auditor since 2004.
Los Angeles, California
February 10, 2021

Report of Independent Registered Public Accounting Firm
To the stockholders and board of directors
Ares Capital Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Ares Capital Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company, including the consolidated schedules of investments, as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 10, 2021, expressed an unqualified opinion on those consolidated financial statements.

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
February 10, 2021

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions, except per share data)

	As of December 31,
	December 31, 2020	December 31, 2019
ASSETS
Investments at fair value
Non-controlled/non-affiliate company investments	$12,780	$12,198
Non-controlled affiliate company investments	296	296
Controlled affiliate company investments	2,439	1,932
Total investments at fair value (amortized cost of $15,914 and $14,696, respectively)	15,515	14,426
Cash and cash equivalents	254	167
Restricted cash	72	9
Interest receivable	112	117
Other assets	94	78
Operating lease right-of-use asset	38	94
Receivable from participants	38	—
Receivable for open trades	73	14
Total assets	$16,196	$14,905
LIABILITIES
Debt	$8,491	$6,971
Payable to participants	72	9
Base management fees payable	56	54
Income based fees payable	140	48
Capital gains incentive fees payable	—	58
Interest and facility fees payable	83	54
Accounts payable and other liabilities	113	90
Payable for open trades	6	33
Operating lease liabilities	59	121
Total liabilities	9,020	7,438
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share, 600 common shares authorized; 423 and 431 common shares issued and outstanding, respectively	—	—
Capital in excess of par value	7,656	7,760
Accumulated overdistributed earnings	(480)	(293)
Total stockholders’ equity	7,176	7,467
Total liabilities and stockholders’ equity	$16,196	$14,905
NET ASSETS PER SHARE	$16.97	$17.32

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)

	For the Years Ended December 31,
	2020	2019	2018
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest income from investments (excluding payment-in-kind (“PIK”) interest)	$844	$941	$834
PIK interest income from investments	116	57	42
Capital structuring service fees	128	138	130
Dividend income	74	75	35
Other income	50	28	38
Total investment income from non-controlled/non-affiliate company investments	1,212	1,239	1,079
From non-controlled affiliate company investments:
Interest income from investments (excluding PIK interest)	9	13	16
PIK interest income from investments	3	5	4
Capital structuring service fees	1	2	—
Dividend income	—	8	4
Total investment income from non-controlled affiliate company investments	13	28	24
From controlled affiliate company investments:
Interest income from investments (excluding PIK interest)	156	147	123
PIK interest income from investments	31	17	22
Capital structuring service fees	20	22	13
Dividend income	75	69	58
Other income	4	6	18
Total investment income from controlled affiliate company investments	286	261	234
Total investment income	1,511	1,528	1,337
EXPENSES:
Interest and credit facility fees	317	291	240
Base management fees	217	205	180
Income based fees	184	194	169
Capital gains incentive fees	(58)	(4)	33
Administrative fees	13	14	13
Other general and administrative	25	31	29
Total expenses	698	731	664
Waiver of income based fees	—	(30)	(40)
Total expenses, net of waiver of income based fees	698	701	624
NET INVESTMENT INCOME BEFORE INCOME TAXES	813	827	713
Income tax expense, including excise tax	19	16	19
NET INVESTMENT INCOME	794	811	694
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS, FOREIGN CURRENCY AND OTHER TRANSACTIONS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	(159)	(113)	90
Non-controlled affiliate company investments	16	(34)	—
Controlled affiliate company investments	(5)	20	316
Foreign currency and other transactions	(18)	62	13
Net realized gains (losses)	(166)	(65)	419
Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	(284)	17	(85)
Non-controlled affiliate company investments	(2)	41	4
Controlled affiliate company investments	142	3	(190)
Foreign currency and other transactions	—	(14)	16
Net unrealized gains (losses)	(144)	47	(255)
Net realized and unrealized gains (losses) on investments, foreign currency and other transactions	(310)	(18)	164
NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$484	$793	$858
BASIC AND DILUTED NET INCOME PER COMMON SHARE (see Note 10)	$1.14	$1.86	$2.01
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING (see Note 10)	424	427	426
See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2020
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Health Care Services
Absolute Dental Group LLC and Absolute Dental Equity, LLC (5)(15)	Dental services provider	First lien senior secured loan ($9.2 par due 9/2022)	11.00% PIK (Libor + 10.00%/Q)	1/5/2016	$9.2	$9.2	(2)(11)
		First lien senior secured loan ($16.4 par due 9/2022)	11.00% PIK (Libor + 10.00%/Q)	1/5/2016	16.4	16.4	(2)(11)
		Class A pref units (14,750,000 units)		1/5/2016	4.7	5.3	(2)
		Common units (7,200,000 units)		1/5/2016	—	—	(2)
					30.3	30.9
Acessa Health Inc. (fka HALT Medical, Inc.)	Medical supply provider	Common stock (569,823 shares)		6/22/2017	0.1	—
ADCS Billings Intermediate Holdings, LLC (15)	Dermatology practice	First lien senior secured revolving loan ($4.8 par due 5/2022)	6.75% (Libor + 5.75%/Q)	5/18/2016	4.8	4.7	(2)(11)
ADG, LLC and RC IV GEDC Investor LLC (15)	Dental services provider	First lien senior secured revolving loan ($7.7 par due 9/2022)	7.50% (Libor + 1.50% Cash, 2.75% PIK/M)	9/28/2016	7.7	6.9	(2)(11)
		Second lien senior secured loan ($103.3 par due 3/2024)		9/28/2016	89.0	77.5	(2)(10)
		Membership units (3,000,000 units)		9/28/2016	3.0	—	(2)
					99.7	84.4
Alteon Health, LLC	Provider of physician management services	First lien senior secured loan ($2.8 par due 9/2023)	7.50% (Libor + 6.50%/Q)	5/15/2017	2.8	2.3	(2)(11)
Athenahealth, Inc., VVC Holding Corp., Virence Intermediate Holding Corp., and Virence Holdings LLC (15)	Revenue cycle management provider to the physician practices and acute care hospitals	Second lien senior secured loan ($210.3 par due 2/2027)	8.65% (Libor + 8.50%/M)	2/11/2019	210.3	210.3	(2)
		Senior preferred stock (121,810 shares)	11.28% PIK (Libor + 11.13%/Q)	2/11/2019	149.4	149.4	(2)
		Class A interests (0.39% interest)		2/11/2019	9.0	13.9	(2)
					368.7	373.6
Bearcat Buyer, Inc. and Bearcat Parent, Inc. (15)	Provider of central institutional review boards over clinical trials	First lien senior secured revolving loan ($0.1 par due 7/2024)	5.25% (Libor + 4.25%/Q)	7/9/2019	0.1	0.1	(2)(11)
		First lien senior secured loan ($30.6 par due 7/2026)	5.25% (Libor + 4.25%/Q)	7/9/2019	30.6	30.6	(2)(11)
		First lien senior secured loan ($17.0 par due 7/2026)	5.25% (Libor + 4.25%/Q)	9/10/2019	17.0	17.0	(2)(11)
		Second lien senior secured loan ($64.2 par due 7/2027)	9.25% (Libor + 8.25%/Q)	7/9/2019	64.2	64.2	(2)(11)
		Second lien senior secured loan ($5.3 par due 7/2027)	9.25% (Libor + 8.25%/Q)	7/9/2019	5.3	5.3	(2)(11)
		Second lien senior secured loan ($12.7 par due 7/2027)	9.25% (Libor + 8.25%/Q)	9/10/2019	12.7	12.7	(2)(11)
		Class B common units (4,211 units)		7/9/2019	4.2	8.3	(2)
					134.1	138.2
CCS-CMGC Holdings, Inc. (15)	Correctional facility healthcare operator	First lien senior secured revolving loan		10/1/2018	—	—	(13)
		First lien senior secured loan ($34.3 par due 10/2025)	5.67% (Libor + 5.50%/Q)	9/25/2018	34.1	32.9	(2)
					34.1	32.9
Center for Autism and Related Disorders, LLC (15)	Autism treatment and services provider specializing in applied behavior analysis therapy	First lien senior secured revolving loan ($7.5 par due 11/2023)	4.73% (Libor + 4.50%/Q)	11/21/2018	7.5	7.1	(2)(14)
Comprehensive EyeCare Partners, LLC (15)	Vision care practice management company	First lien senior secured revolving loan ($1.3 par due 2/2024)	7.00% (Libor + 5.75%/Q)	2/14/2018	1.3	1.3	(2)(11)
		First lien senior secured loan ($5.3 par due 2/2024)	7.00% (Libor + 5.75%/Q)	2/14/2018	5.3	5.2	(2)(11)
		First lien senior secured loan ($1.0 par due 2/2024)	8.00% (Base Rate + 4.75%/Q)	2/14/2018	1.0	1.0	(2)(11)
		First lien senior secured loan ($2.7 par due 2/2024)	7.00% (Libor + 5.75%/Q)	2/14/2018	2.7	2.7	(2)(11)
					10.3	10.2

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2020
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Convey Health Solutions, Inc.	Healthcare workforce management software provider	First lien senior secured loan ($3.1 par due 9/2026)	6.25% (Libor + 5.25%/Q)	9/4/2019	3.1	3.1	(2)(11)
		First lien senior secured loan ($2.3 par due 9/2026)	10.00% (Libor + 9.00%/Q)	4/8/2020	2.3	2.3	(2)(11)
					5.4	5.4
CVP Holdco, Inc. and OMERS Wildcats Investment Holdings LLC (15)	Veterinary hospital operator	First lien senior secured revolving loan		10/31/2019	—	—	(13)
		First lien senior secured loan ($53.2 par due 10/2025)	6.25% (Libor + 5.25%/Q)	10/31/2019	53.2	53.2	(2)(11)
		First lien senior secured loan ($31.3 par due 10/2025)	6.25% (Libor + 5.25%/Q)	10/31/2019	31.3	31.3	(2)(11)
		Common stock (32,429 shares)		10/31/2019	10.0	11.9	(2)
					94.5	96.4
D4C Dental Brands HoldCo, Inc. and Bambino Group Holdings, LLC	Dental services provider	Class A preferred units (1,000,000 units)		12/21/2016	1.0	1.0	(2)
DCA Investment Holding LLC (15)	Multi-branded dental practice management	First lien senior secured revolving loan ($5.7 par due 7/2021)	6.25% (Libor + 5.25%/Q)	7/2/2015	5.7	5.5	(2)(11)(14)
		First lien senior secured loan ($18.1 par due 7/2021)	6.25% (Libor + 5.25%/Q)	7/2/2015	18.1	17.6	(2)(11)
					23.8	23.1
Emerus Holdings, Inc.	Freestanding 24-hour emergency care micro-hospitals operator	First lien senior secured loan ($16.9 par due 2/2022)	14.00%	2/21/2019	16.9	16.9	(2)
Evolent Health LLC and Evolent Health, Inc. (15)	Medical technology company focused on value based care services and payment solutions	First lien senior secured loan ($67.1 par due 12/2024)	9.00% (Libor + 8.00%/Q)	12/30/2019	61.2	75.9	(2)(6)(11)
		Warrant to purchase up to 1,354,968 shares of common stock (expires 1/2025)		12/30/2019	5.9	7.0	(2)(6)
					67.1	82.9
GHX Ultimate Parent Corporation, Commerce Parent, Inc. and Commerce Topco, LLC	On-demand supply chain automation solutions provider to the healthcare industry	Second lien senior secured loan ($34.5 par due 6/2025)	9.00% (Libor + 8.00%/Q)	6/30/2017	34.3	34.5	(2)(11)
		Second lien senior secured loan ($55.0 par due 6/2025)	9.00% (Libor + 8.00%/Q)	1/13/2020	55.0	55.0	(2)(11)
		Series A preferred stock (110,425 shares)	11.75% (Libor + 10.75%/Q)	6/30/2017	166.9	166.9	(2)(11)
		Class A units (14,013,303 units)		6/30/2017	14.0	17.3	(2)
					270.2	273.7
Global Medical Response Inc	Emergency air medical services provider	Senior subordinated loan ($182.7 par due 3/2026)	8.88% (Libor + 7.88%/Q)	3/14/2018	182.7	182.7	(2)(11)
		Warrant to purchase up to 115,733 units of common stock (expires 3/2028)		3/14/2018	0.9	2.1	(2)
					183.6	184.8
HealthEdge Software, Inc. (15)	Provider of financial, administrative and clinical software platforms to the healthcare industry	First lien senior secured revolving loan		4/9/2020	—	—	(13)
		First lien senior secured loan ($47.5 par due 4/2026)	7.25% (Libor + 6.25%/M)	12/16/2020	47.5	47.5	(2)(11)
		First lien senior secured loan ($3.7 par due 4/2026)	7.25% (Libor + 6.25%/M)	4/9/2020	3.7	3.7	(2)(11)
		First lien senior secured loan ($10.7 par due 4/2026)	7.25% (Libor + 6.25%/M)	4/9/2020	10.7	10.7	(2)(11)
					61.9	61.9
Hygiena Borrower LLC (15)	Adenosine triphosphate testing technology provider	Second lien senior secured loan ($2.5 par due 8/2023)	8.75% (Libor + 7.75%/Q)	8/26/2016	2.5	2.5	(2)(11)
		Second lien senior secured loan ($10.7 par due 8/2023)	8.75% (Libor + 7.75%/Q)	2/27/2017	10.7	10.7	(2)(11)
		Second lien senior secured loan ($11.1 par due 8/2023)	8.75% (Libor + 7.75%/Q)	6/29/2018	11.1	11.1	(2)(11)
		Second lien senior secured loan ($0.6 par due 8/2023)	8.75% (Libor + 7.75%/Q)	6/29/2018	0.6	0.6	(2)(11)
					24.9	24.9
JDC Healthcare Management, LLC (15)	Dental services provider	First lien senior secured revolving loan ($0.8 par due 4/2022)		4/10/2017	0.5	0.6	(2)(10)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2020
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($29.9 par due 4/2023)		4/10/2017	27.9	23.1	(2)(10)
		First lien senior secured loan ($4.2 par due 4/2023)		4/10/2017	3.9	3.2	(2)(10)
					32.3	26.9
LivaNova USA Inc.	Medical device company focused on treating cardiovascular and neurological diseases	First lien senior secured loan ($42.5 par due 6/2025)	7.50% (Libor + 6.50%/Q)	6/10/2020	42.5	42.0	(11)
MB2 Dental Solutions, LLC (15)	Dental services provider	First lien senior secured revolving loan ($2.9 par due 9/2023)	8.75% (Base Rate + 5.50%/Q)	9/29/2017	2.9	2.9	(2)(11)
MCH Holdings, Inc. and MC Acquisition Holdings I, LLC	Healthcare professional provider	First lien senior secured loan ($113.5 par due 7/2021)	8.50% (Libor + 7.00%/M)	7/26/2017	113.5	113.5	(2)(11)
		Class A units (1,438,643 shares)		1/17/2014	1.5	1.1	(2)
					115.0	114.6
Minerva Surgical, Inc. (15)	Medical device company focused on women's health	First lien senior secured loan ($31.5 par due 12/2022)	11.50% (Libor + 3.50% Cash, 6.00% PIK/Q)	12/30/2019	30.7	31.5	(2)(11)
Napa Management Services Corporation and ASP NAPA Holdings, LLC	Anesthesia management services provider	Second lien senior secured loan ($72.8 par due 10/2023)	12.00% PIK (Libor + 11.00%/Q)	4/19/2016	72.8	67.0	(2)(11)
		Preferred units (1,842 units)	15.00% PIK	6/29/2020	0.1	0.1	(2)
		Senior preferred units (5,320 units)	8.00% PIK	6/29/2020	0.3	0.3	(2)
		Class A units (25,277 units)		4/19/2016	2.5	0.9	(2)
					75.7	68.3
NMN Holdings III Corp. and NMN Holdings LP (15)	Provider of complex rehabilitation technology solutions for patients with mobility loss	First lien senior secured revolving loan		11/13/2018	—	—	(13)
		Partnership units (30,000 units)		11/13/2018	3.0	4.7	(2)
					3.0	4.7
NueHealth Performance, LLC (15)	Developer, builder and manager of specialty surgical hospitals and ambulatory surgery centers	First lien senior secured loan ($11.1 par due 9/2023)	8.25% (Libor + 7.25%/M)	9/27/2018	11.1	11.0	(2)(11)
		First lien senior secured loan ($1.5 par due 9/2023)	8.25% (Libor + 7.25%/M)	9/27/2018	1.5	1.5	(2)(11)
					12.6	12.5
Olympia Acquisition, Inc. and Olympia TopCo, L.P. (15)	Behavioral health and special education platform provider	First lien senior secured revolving loan ($10.1 par due 9/2024)	8.50% (Libor + 5.50% Cash, 2.00% PIK/Q)	9/24/2019	10.1	9.3	(2)(11)
		First lien senior secured loan ($0.0 par due 9/2026)	8.50% (Libor + 5.50% Cash, 2.00% PIK/M)	12/31/2020	0.1	—	(2)(11)
		First lien senior secured loan ($42.5 par due 9/2026)	8.50% (Libor + 5.50% Cash, 2.00% PIK/M)	9/24/2019	42.5	39.1	(2)(11)
		Class A common units (9,549,000 units)		9/24/2019	9.5	3.2	(2)
					62.2	51.6
OMH-HealthEdge Holdings, LLC	Provider of financial, administrative and clinical software platforms to the healthcare industry	First lien senior secured loan ($26.4 par due 10/2025)	6.25% (Libor + 5.25%/Q)	10/24/2019	26.4	26.4	(2)(11)
OneSmile Intermediate, LLC	Dental services provider	Senior subordinated loan ($8.5 par due 10/2026)	8.00% PIK	12/1/2020	8.5	7.1	(2)
OSYS Holdings, LLC	Provider of technology-enabled solutions to pharmacies	Limited liability company membership interest (1.57%)		11/21/2013	1.0	0.7	(2)
Pathway Vet Alliance LLC and Jedi Group Holdings LLC (15)	Veterinary hospital operator	First lien senior secured revolving loan		3/31/2020	—	—	(13)
		Second lien senior secured loan ($76.3 par due 3/2028)	8.75% (Libor + 7.75%/M)	3/31/2020	76.3	76.3	(2)(11)
		Class R common units (6,004,768 units)		3/31/2020	6.0	8.0	(2)
					82.3	84.3
Performance Health Supply, Inc.	Distributor of rehabilitation supplies and equipment	Second lien senior secured loan ($84.0 par due 8/2023)	11.50% PIK (Libor + 10.50%/Q)	9/2/2015	83.3	74.8	(2)(11)
PetVet Care Centers, LLC	Veterinary hospital operator	First lien senior secured loan ($26.0 par due 2/2025)	5.25% (Libor + 4.25%/M)	10/31/2019	25.6	26.0	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2020
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
PhyMED Management LLC	Provider of anesthesia services	Second lien senior secured loan ($50.0 par due 9/2022)	12.00% (Libor + 2.50% Cash, 8.50% PIK/Q)	12/18/2015	49.9	46.0	(2)(11)
Premise Health Holding Corp. and OMERS Bluejay Investment Holdings LP (15)	Provider of employer-sponsored onsite health and wellness clinics and pharmacies	First lien senior secured revolving loan ($12.0 par due 7/2023)	3.47% (Libor + 3.25%/Q)	7/10/2018	12.0	11.9	(2)(14)
		First lien senior secured loan ($10.7 par due 7/2025)	3.75% (Libor + 3.50%/Q)	7/10/2018	10.7	10.6	(2)
		Second lien senior secured loan ($67.1 par due 7/2026)	7.75% (Libor + 7.50%/Q)	7/10/2018	66.6	67.1	(2)
		Class A units (9,775 units)		7/10/2018	9.8	14.4	(2)
					99.1	104.0
Project Ruby Ultimate Parent Corp.	Provider of care coordination and transition management software solutions	First lien senior secured loan ($1.6 par due 2/2024)	5.25% (Libor + 4.25%/Q)	12/31/2020	1.6	1.6	(2)(11)
		Second lien senior secured loan ($1.4 par due 2/2025)	9.25% (Libor + 8.25%/Q)	12/31/2020	1.4	1.4	(2)(11)
					3.0	3.0
Respicardia, Inc.	Developer of implantable therapies to improve cardiovascular health	Warrant to purchase up to 99,094 shares of Series C preferred stock (expires 6/2022)		6/28/2012	—	—	(2)
RTI Surgical, Inc. and Pioneer Surgical Technology, Inc. (15)	Manufacturer of biologic, metal and synthetic implants/devices	First lien senior secured loan ($38.1 par due 7/2026)	8.25% (Libor + 6.75%/Q)	7/20/2020	38.1	37.4	(11)
SCSG EA Acquisition Company, Inc. (15)	Provider of outsourced clinical services to hospitals and health systems	First lien senior secured revolving loan		9/1/2017	—	—	(13)
SiroMed Physician Services, Inc. and SiroMed Equity Holdings, LLC (15)	Outsourced anesthesia provider	First lien senior secured loan ($13.2 par due 3/2024)	5.75% (Libor + 4.75%/Q)	3/26/2018	13.2	10.4	(2)(11)
		Common units (684,854 units)		3/26/2018	4.8	—	(2)
					18.0	10.4
SM Wellness Holdings, Inc. and SM Holdco, Inc. (15)	Breast cancer screening provider	First lien senior secured loan ($7.0 par due 8/2024)	7.00% (Libor + 6.25%/Q)	8/1/2018	7.0	6.9	(2)(11)
		First lien senior secured loan ($2.0 par due 8/2024)	7.00% (Libor + 6.25%/Q)	9/25/2019	2.0	2.0	(2)(11)
		Series A preferred stock (44,975 shares)	10.48% PIK (Libor + 10.25%/Q)	8/1/2018	60.2	60.2	(2)
		Series A units (8,041 units)		8/1/2018	8.0	—	(2)
		Series B units (804,142 units)		8/1/2018	—	4.4	(2)
					77.2	73.5
Symplr Software Inc. and Symplr Software Intermediate Holdings, Inc. (15)	SaaS based healthcare compliance platform provider	Second lien senior secured loan ($53.5 par due 12/2028)	8.50% (Libor + 7.75%/Q)	12/22/2020	53.5	52.4	(2)(11)
		Series C preferred shares (75,939 shares)	11.00% PIK	12/22/2020	76.1	76.1	(2)
					129.6	128.5
Synergy HomeCare Franchising, LLC and NP/Synergy Holdings, LLC (15)	Franchisor of private-pay home care for the elderly	First lien senior secured revolving loan		4/2/2018	—	—	(13)
		First lien senior secured loan ($15.7 par due 4/2024)	6.75% (Libor + 5.75%/Q)	4/2/2018	15.7	15.7	(2)(11)
		Common units (550 units)		4/2/2018	0.6	0.8
					16.3	16.5
Teligent, Inc.	Pharmaceutical company that develops, manufactures and markets injectable pharmaceutical products	Second lien senior secured loan ($59.3 par due 6/2024)		12/13/2018	52.3	28.5	(2)(10)
		Second lien senior secured loan ($34.3 par due 6/2024)		12/13/2018	30.4	16.5	(2)(10)
		Warrant to purchase up to 490,492 shares of common stock (expires 4/2025)		4/6/2020	—	—	(2)
		Warrant to purchase up to 122,548 shares of common stock (expires 7/2025)		7/20/2020	—	—	(2)
					82.7	45.0
Touchstone Acquisition, Inc. and Touchstone Holding, L.P.	Manufacturer of consumable products in the dental, medical, cosmetic and consumer/industrial end-markets	First lien senior secured loan ($25.2 par due 11/2025)	4.90% (Libor + 4.75%/M)	11/15/2018	25.2	24.7	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2020
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($11.2 par due 11/2025)	4.90% (Libor + 4.75%/M)	11/15/2018	11.2	10.9
		Class A preferred units (2,149 units)	8.00% PIK	11/15/2018	2.5	2.5	(2)
					38.9	38.1
U.S. Anesthesia Partners, Inc.	Anesthesiology service provider	Second lien senior secured loan ($71.8 par due 6/2025)	8.25% (Libor + 7.25%/Q)	6/16/2017	71.2	70.4	(2)(11)
United Digestive MSO Parent, LLC (15)	Gastroenterology physician group	First lien senior secured loan ($1.1 par due 12/2024)	5.00% (Libor + 4.00%/Q)	12/14/2018	1.1	1.1	(2)(11)
		First lien senior secured loan ($2.4 par due 12/2024)	5.00% (Libor + 4.00%/Q)	12/14/2018	2.4	2.4	(2)(11)
					3.5	3.5
Urgent Cares of America Holdings I, LLC and FastMed Holdings I, LLC	Operator of urgent care clinics	Preferred units (7,696,613 units)		6/11/2015	7.7	—
		Series A common units (2,000,000 units)		6/11/2015	2.0	—
		Series C common units (5,288,427 units)		6/11/2015	—	—
					9.7	—
Urology Management Associates, LLC and JWC/UMA Holdings, L.P.	Urology private practice	First lien senior secured loan ($9.7 par due 8/2024)	6.00% (Libor + 5.00%/M)	8/31/2018	9.6	9.7	(11)
		Limited partnership interests (3.64% interest)		8/31/2018	4.8	3.7	(2)
					14.4	13.4
WSHP FC Acquisition LLC (15)	Provider of biospecimen products for pharma research	First lien senior secured revolving loan ($3.3 par due 3/2024)	7.25% (Libor + 6.25%/Q)	3/30/2018	3.3	3.3	(2)(11)
		First lien senior secured loan ($27.9 par due 3/2024)	7.25% (Libor + 6.25%/Q)	3/30/2018	27.9	27.9	(2)(11)
		First lien senior secured loan ($5.9 par due 3/2024)	7.25% (Libor + 6.25%/Q)	3/30/2018	5.9	5.9	(2)(11)
		First lien senior secured loan ($4.6 par due 3/2024)	7.25% (Libor + 6.25%/Q)	2/11/2019	4.6	4.6	(2)(11)
		First lien senior secured loan ($8.6 par due 3/2024)	7.25% (Libor + 6.25%/Q)	8/30/2019	8.6	8.6	(2)(11)
		First lien senior secured loan ($10.9 par due 3/2024)	7.25% (Libor + 6.25%/Q)	10/31/2019	10.9	10.9	(2)(11)
					61.2	61.2

					2,758.5	2,680.5		37.35%
Software & Services
AffiniPay Midco, LLC and AffiniPay Intermediate Holdings, LLC (15)	Payment processing solution provider	First lien senior secured revolving loan		2/28/2020	—	—	(13)
		First lien senior secured loan ($64.6 par due 3/2026)	6.25% (Libor + 5.00%/Q)	2/28/2020	64.6	64.6	(2)(11)
		Senior subordinated loan ($24.2 par due 2/2028)	12.75% PIK	2/28/2020	24.2	24.2	(2)
					88.8	88.8
Anaqua Parent Holdings, Inc. & Astorg VII Co-Invest Anaqua (15)	Provider of intellectual property management lifecycle software	First lien senior secured loan ($5.1 par due 4/2026)	5.50% (Euribor + 5.50%/Q)	4/10/2019	4.7	5.1
		Limited partnership units (4,400,000 units)		6/13/2019	5.0	8.8	(2)(6)
					9.7	13.9
APG Intermediate Holdings Corporation and APG Holdings, LLC (4)(15)	Aircraft performance software provider	First lien senior secured loan ($12.8 par due 1/2025)	6.75% (Libor + 5.25%/Q)	1/3/2020	12.8	12.8	(2)(11)
		First lien senior secured loan ($0.8 par due 1/2025)	6.75% (Libor + 5.25%/Q)	1/3/2020	0.8	0.8	(2)(11)
		Class A membership units (9,750,000 units)		1/3/2020	9.8	12.6	(2)
					23.4	26.2
Apptio, Inc. (15)	Provider of cloud-based technology business management solutions	First lien senior secured loan ($62.2 par due 1/2025)	8.25% (Libor + 7.25%/Q)	1/10/2019	62.2	62.2	(11)
Banyan Software Holdings, LLC (15)	Vertical software businesses holding company	First lien senior secured loan ($18.6 par due 10/2026)	8.50% (Libor + 7.50%/Q)	10/30/2020	18.6	18.4	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2020
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Blue Campaigns Intermediate Holding Corp. and Elevate Parent, Inc. (dba EveryAction) (15)	Provider of fundraising and organizing efforts and digital services to non-profits and political campaigns	First lien senior secured revolving loan		8/20/2018	—	—	(13)
		First lien senior secured loan ($47.2 par due 8/2023)	8.50% (Libor + 6.75%/Q)	8/20/2018	47.2	47.2	(11)
		Series A preferred stock (150,000 shares)		9/26/2018	1.5	2.0	(2)
					48.7	49.2
CallMiner, Inc.	Provider of cloud-based conversational analytics solutions	Warrant to purchase up to 2,350,636 shares of Series 1 preferred stock (expires 7/2024)		7/23/2014	—	—	(2)
Cardinal Parent, Inc. and Packers Software Intermediate Holdings, Inc. (15)	Provider of software and technology-enabled content and analytical solutions to insurance brokers	Second lien senior secured loan ($48.1 par due 11/2028)	8.50% (Libor + 7.75%/Q)	11/12/2020	48.1	47.2	(2)(11)
		Series A-2 preferred shares (8,963 shares)	11.25% PIK (Libor + 11.00%/Q)	12/23/2020	9.0	9.0	(2)
		Series A preferred shares (24,898 shares)	11.21% PIK (Libor + 11.00%/Q)	11/12/2020	25.3	25.3	(2)
					82.4	81.5
Clearwater Analytics, LLC (15)	Provider of integrated cloud-based investment portfolio management, accounting, reporting and analytics software	First lien senior secured loan ($45.9 par due 10/2025)	7.25% (Libor + 6.25%/Q)	10/19/2020	45.9	45.9	(2)(11)
Cority Software Inc., IQS, Inc. and Project Falcon Parent, Inc. (15)	Provider of environmental, health and safety software to track compliance data	First lien senior secured loan ($6.4 par due 7/2026)	6.25% (Libor + 5.25%/Q)	7/2/2019	6.4	6.4	(2)(6)(11)
		First lien senior secured loan ($4.5 par due 7/2026)	6.25% (Libor + 5.25%/Q)	10/15/2019	4.5	4.5	(2)(6)(11)
		First lien senior secured loan ($1.1 par due 7/2026)	8.25% (Libor + 7.25%/Q)	9/3/2020	1.1	1.1	(2)(6)(11)
		Preferred equity (198 shares)	9.00% PIK	7/2/2019	0.2	0.2	(2)(6)
		Common equity (190,143 shares)		7/2/2019	—	0.2	(2)(6)
					12.2	12.4
Datix Bidco Limited	Global healthcare software company that provides software solutions for patient safety and risk management	First lien senior secured loan ($0.1 par due 4/2025)	4.74% (Libor + 4.50%/Q)	10/7/2019	—	—	(2)(6)
Diligent Corporation (15)	Provider of secure SaaS solutions for board and leadership team documents	First lien senior secured revolving loan		8/4/2020	—	—	(13)
		First lien senior secured loan ($33.4 par due 8/2025)	7.25% (Libor + 6.25%/Q)	8/4/2020	32.6	33.0	(11)
					32.6	33.0
Drilling Info Holdings, Inc. and Titan DI Preferred Holdings, Inc.	SaaS based business analytics company focused on oil and gas industry	Second lien senior secured loan ($25.0 par due 7/2026)	8.40% (Libor + 8.25%/M)	2/11/2020	25.0	24.3	(2)
		Preferred stock (29.53 shares)	13.50% PIK	2/11/2020	32.3	33.3	(2)
					57.3	57.6
Elemica Parent, Inc. & EZ Elemica Holdings, Inc. (15)	SaaS based supply chain management software provider focused on chemical markets	First lien senior secured revolving loan ($3.4 par due 9/2025)	7.00% (Libor + 6.00%/Q)	9/18/2019	3.4	3.3	(2)
		First lien senior secured loan ($51.0 par due 9/2025)	7.00% (Libor + 6.00%/Q)	9/18/2019	51.0	49.5	(2)(11)
		First lien senior secured loan ($11.5 par due 9/2025)	7.00% (Libor + 6.00%/Q)	9/18/2019	11.5	11.2	(2)(11)
		First lien senior secured loan ($5.8 par due 9/2025)	7.00% (Libor + 6.00%/Q)	12/15/2020	5.8	5.6	(2)(11)
		Preferred equity (4,599 shares)		9/18/2019	4.6	5.1
					76.3	74.7
EP Purchaser, LLC., Entertainment Partners Canada ULC and TPG VIII EP Co-Invest II, L.P. (15)	Provider of entertainment workforce and production management solutions	First lien senior secured loan ($29.2 par due 5/2026)	6.50% (Libor + 6.25%/Q)	5/10/2019	29.2	27.4
		First lien senior secured loan ($20.5 par due 5/2026)	6.50% (Libor + 6.25%/Q)	5/10/2019	20.5	19.3	(2)(9)
		First lien senior secured loan ($10.7 par due 5/2026)	6.50% (Libor + 6.25%/Q)	5/10/2019	10.7	10.0	(2)(6)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2020
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($4.1 par due 5/2026)	6.50% (Libor + 6.25%/Q)	5/10/2019	4.1	3.8	(2)(6)(9)
		Partnership units (5,034,483 units)		5/10/2019	5.0	5.8	(2)
					69.5	66.3
Episerver Inc. and Goldcup 17308 AB (15)	Provider of web content management and digital commerce solutions	First lien senior secured loan ($6.5 par due 10/2024)	6.00% (Euribor + 6.00%/Q)	3/22/2019	6.0	6.3	(2)(6)
		First lien senior secured loan ($27.2 par due 10/2024)	6.75% (Libor + 5.75%/Q)	10/9/2018	27.2	26.6	(2)(6)(11)
					33.2	32.9
eResearch Technology, Inc. and Astorg VII Co-Invest ERT (15)	Provider of mission-critical, software-enabled clinical research solutions	Second lien senior secured loan ($19.9 par due 2/2028)	8.50% (Libor + 8.00%/M)	2/4/2020	19.5	19.8	(2)(11)
		Limited partnership interest (3,300,000 shares)		1/31/2020	3.7	4.0	(2)(6)
					23.2	23.8
First Insight, Inc.	Software company providing merchandising and pricing solutions to companies worldwide	Warrant to purchase up to 122,827 units of Series C preferred stock (expires 3/2024)		3/20/2014	—	—	(2)
FM: Systems Group LLC (15)	Provider of facilities and space management software solutions	First lien senior secured revolving loan ($1.5 par due 12/2024)	7.50% (Libor + 6.50%/Q)	2/8/2018	1.5	1.5	(2)(11)
		First lien senior secured loan ($3.2 par due 12/2024)	7.50% (Libor + 6.50%/Q)	12/2/2019	3.2	3.2	(2)(11)
					4.7	4.7
Forescout Technologies, Inc. (15)	Network access control solutions provider	First lien senior secured loan ($17.0 par due 8/2026)	10.50% PIK (Libor + 9.50%/Q)	8/17/2020	16.6	16.9	(2)(11)
Frontline Technologies Group Holding LLC, Frontline Technologies Blocker Buyer, Inc., Frontline Technologies Holdings, LLC and Frontline Technologies Parent, LLC	Provider of human capital management and SaaS-based software solutions to employees and administrators of K-12 school organizations	First lien senior secured loan ($17.4 par due 9/2023)	6.75% (Libor + 5.75%/M)	12/30/2020	17.4	17.4	(2)(11)
		Class A preferred units (4,574 units)	9.00% PIK	9/18/2017	5.6	6.2
		Class B common units (499,050 units)		9/18/2017	—	4.6
					23.0	28.2
Genesis Acquisition Co. and Genesis Holding Co. (15)	Child care management software and services provider	First lien senior secured revolving loan ($1.5 par due 7/2024)	4.25% (Libor + 4.00%/Q)	7/31/2018	1.5	1.4	(2)
		First lien senior secured loan ($0.2 par due 7/2024)	4.25% (Libor + 4.00%/Q)	7/31/2018	0.2	0.1	(2)
		Second lien senior secured loan ($25.8 par due 7/2025)	7.73% (Libor + 7.50%/Q)	7/31/2018	25.8	23.7	(2)
		Second lien senior secured loan ($6.6 par due 7/2025)	7.73% (Libor + 7.50%/Q)	7/31/2018	6.6	6.0	(2)
		Class A common stock (8 shares)		7/31/2018	0.8	0.6	(2)
					34.9	31.8
Graphpad Software, LLC (15)	Provider of data analysis, statistics, and visualization software solutions for scientific research applications	First lien senior secured loan ($0.5 par due 12/2023)	7.00% (Libor + 6.00%/Q)	11/2/2020	0.5	0.5	(2)(11)
GTCR-Ultra Holdings III, LLC and GTCR-Ultra Holdings LLC (15)	Provider of payment processing and merchant acquiring solutions	Class B units (2,878,372 units)		8/1/2017	—	—	(2)
Help/Systems Holdings, Inc. (15)	Provider of IT operations management and cybersecurity software	First lien senior secured loan ($26.0 par due 11/2026)	5.75% (Libor + 4.75%/Q)	11/22/2019	26.0	26.0	(2)(11)
IfByPhone Inc.	Voice-based marketing automation software provider	Warrant to purchase up to 124,300 shares of Series C preferred stock (expires 10/2022)		10/15/2012	0.1	—	(2)
Infogix, Inc. and Infogix Parent Corporation (15)	Enterprise data analytics and integrity software solutions provider	First lien senior secured revolving loan ($5.3 par due 4/2024)	7.00% (Libor + 6.00%/Q)	4/18/2018	5.3	5.3	(2)(11)
		Series A preferred stock (2,475 shares)		1/3/2017	2.6	3.9
		Common stock (1,297,768 shares)		1/3/2017	—	—
					7.9	9.2

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2020
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Inmar, Inc.	Technology-driven solutions provider for retailers, wholesalers and manufacturers	First lien senior secured loan ($15.5 par due 5/2024)	5.00% (Libor + 4.00%/Q)	1/31/2019	15.0	15.2	(2)(11)
		Second lien senior secured loan ($28.3 par due 5/2025)	9.00% (Libor + 8.00%/Q)	4/25/2017	28.0	27.4	(2)(11)
					43.0	42.6
Huskies Parent, Inc. (15)	Insurance software provider	First lien senior secured revolving loan ($0.6 par due 7/2024)	4.15% (Libor + 4.00%/M)	7/18/2019	0.6	0.6	(2)
Invoice Cloud, Inc. (15)	Provider of electronic payment processing solutions	First lien senior secured revolving loan		2/11/2019	—	—	(13)
		First lien senior secured loan ($34.3 par due 2/2024)	7.50% (Libor + 3.25% Cash, 3.25% PIK/Q)	2/11/2019	34.3	34.3	(2)(11)
		First lien senior secured loan ($13.9 par due 2/2024)	7.50% (Libor + 3.25% Cash, 3.25% PIK/Q)	2/11/2019	13.8	13.9	(2)(11)
					48.1	48.2
IV Rollover Holdings, LLC	Solar power generation facility developer and operator	Class B units (170,490 units)		5/31/2017	—	—	(2)
		Class X units (5,000,000 units)		5/31/2017	2.3	2.3	(2)
					2.3	2.3
Majesco and Magic Topco, L.P. (15)	Insurance software provider	First lien senior secured revolving loan		9/21/2020	—	—	(13)
		First lien senior secured loan ($36.7 par due 9/2027)	8.75% (Libor + 7.75%/Q)	9/21/2020	36.7	36.4	(2)(11)
		Class A units (2,199 units)	9.00% PIK	9/21/2020	2.3	2.3	(2)
		Class B units (494,157 units)		9/21/2020	—	—	(2)
					39.0	38.7
Ministry Brands, LLC and MB Parent HoldCo, L.P. (dba Community Brands) (15)	Software and payment services provider to faith-based institutions	First lien senior secured loan ($9.3 par due 12/2022)	5.00% (Libor + 4.00%/Q)	4/6/2017	9.3	9.0	(2)(11)
		First lien senior secured loan ($4.8 par due 12/2022)	5.00% (Libor + 4.00%/Q)	8/22/2017	4.8	4.7	(2)(11)
		Second lien senior secured loan ($90.0 par due 6/2023)	10.25% (Libor + 9.25%/Q)	12/2/2016	89.7	89.1	(2)(11)
		Second lien senior secured loan ($16.6 par due 6/2023)	10.25% (Libor + 9.25%/Q)	12/2/2016	16.6	16.4	(2)(11)
		Second lien senior secured loan ($9.2 par due 6/2023)	10.25% (Libor + 9.25%/Q)	4/6/2017	9.2	9.1	(2)(11)
		Second lien senior secured loan ($4.7 par due 6/2023)	10.25% (Libor + 9.25%/Q)	4/6/2017	4.7	4.7	(2)(11)
		Second lien senior secured loan ($17.9 par due 6/2023)	10.25% (Libor + 9.25%/Q)	8/22/2017	17.9	17.7	(2)(11)
		Second lien senior secured loan ($10.3 par due 6/2023)	9.00% (Libor + 8.00%/Q)	4/18/2018	10.3	10.0	(2)(11)
		Second lien senior secured loan ($38.6 par due 6/2023)	9.00% (Libor + 8.00%/Q)	4/18/2018	38.6	37.5	(2)(11)
		Class A units (500,000 units)		12/2/2016	5.0	4.0	(2)
					206.1	202.2
MRI Software LLC (15)	Provider of real estate and investment management software	First lien senior secured loan ($50.4 par due 2/2026)	6.50% (Libor + 5.50%/Q)	2/10/2020	50.4	49.9	(2)(11)
		First lien senior secured loan ($0.5 par due 2/2026)	6.50% (Libor + 5.50%/Q)	8/28/2020	0.5	0.5	(2)(11)
					50.9	50.4
Novetta Solutions, LLC	Provider of advanced analytics solutions for the government, defense and commercial industries	First lien senior secured loan ($8.4 par due 10/2022)	6.00% (Libor + 5.00%/Q)	1/3/2017	8.3	8.4	(2)(11)
		Second lien senior secured loan ($31.0 par due 10/2023)	9.50% (Libor + 8.50%/Q)	1/3/2017	29.8	31.0	(2)(11)
					38.1	39.4
nThrive, Inc. (fka Precyse Acquisition Corp.)	Provider of healthcare information management technology and services	Second lien senior secured loan ($10.0 par due 4/2023)	10.75% (Libor + 9.75%/M)	4/20/2016	9.9	10.0	(2)(11)
PayNearMe, Inc.	Electronic cash payment system provider	Warrant to purchase up to 195,726 shares of Series E preferred stock (expires 3/2023)		3/11/2016	0.2	—	(2)
PaySimple, Inc. (15)	Provider of business management solutions	First lien senior secured revolving loan		8/23/2019	—	—	(13)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2020
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($35.4 par due 8/2025)	5.65% (Libor + 5.50%/M)	9/23/2020	35.4	35.1	(2)
					35.4	35.1
PDI TA Holdings, Inc., Peachtree Parent, Inc. and Insight PDI Holdings, LLC (15)	Provider of enterprise management software for the convenience retail and petroleum wholesale market	First lien senior secured loan ($54.0 par due 10/2024)	5.50% (Libor + 4.50%/Q)	3/19/2019	54.0	54.0	(2)(11)
		Second lien senior secured loan ($8.3 par due 10/2025)	9.50% (Libor + 8.50%/Q)	12/17/2020	8.3	8.3	(2)(11)
		Second lien senior secured loan ($70.1 par due 10/2025)	9.50% (Libor + 8.50%/Q)	3/19/2019	70.1	70.1	(2)(11)
		Series A preferred stock (13,656 shares)	13.25% PIK	3/19/2019	17.0	17.2	(2)
		Class A units (2,062,493 units)		3/19/2019	2.1	2.4	(2)
					151.5	152.0
Pegasus Global Enterprise Holdings, LLC, Mekone Blocker Acquisition, Inc. and Mekone Parent, LLC (15)	Provider of plant maintenance and scheduling software	First lien senior secured loan ($20.0 par due 5/2025)	6.75% (Libor + 5.75%/Q)	5/29/2019	20.0	20.0	(2)(11)
		First lien senior secured loan ($5.8 par due 5/2025)	6.75% (Libor + 5.75%/Q)	5/29/2019	5.8	5.8	(2)(11)
		First lien senior secured loan ($5.8 par due 5/2025)	7.25% (Libor + 6.25%/Q)	6/24/2020	5.8	5.8	(2)(11)
		First lien senior secured loan ($48.7 par due 5/2025)	7.25% (Libor + 6.25%/Q)	10/16/2020	48.7	48.7	(2)(11)
		First lien senior secured loan ($1.8 par due 5/2025)	7.25% (Libor + 6.25%/Q)	10/16/2020	1.8	1.8	(2)(11)
		Class A units (5,000 units)		5/29/2019	5.0	9.2
					87.1	91.3
Perforce Software, Inc. (15)	Developer of software used for application development	First lien senior secured revolving loan ($0.1 par due 7/2024)	4.65% (Libor + 4.50%/M)	7/1/2019	0.1	0.1	(2)
PHNTM Holdings, Inc. and Planview Parent, Inc.	Provider of project and portfolio management software	Class A common stock (990 shares)		1/27/2017	1.0	2.2	(2)
		Class B common stock (168,329 shares)		1/27/2017	—	0.4	(2)
					1.0	2.6
Poplicus Incorporated	Business intelligence and market analytics platform for companies that sell to the public sector	Warrant to purchase up to 2,402,991 shares of Series C preferred stock (expires 6/2025)		6/25/2015	0.1	—	(2)
Project Alpha Intermediate Holding, Inc. and Qlik Parent, Inc.	Provider of data visualization software for data analytics	Class A common stock (7,445 shares)		8/22/2016	7.4	10.8	(2)
		Class B common stock (1,841,609 shares)		8/22/2016	0.1	0.1	(2)
					7.5	10.9
Project Potter Buyer, LLC and Project Potter Parent, L.P. (15)	Software solutions provider to the ready-mix concrete industry	First lien senior secured revolving loan		4/23/2020	—	—	(13)
		First lien senior secured loan ($44.5 par due 4/2027)	9.25% (Libor + 8.25%/M)	4/23/2020	44.5	44.5	(2)(11)
		First lien senior secured loan ($13.0 par due 4/2027)	9.25% (Libor + 8.25%/M)	10/30/2020	13.0	13.0	(2)(11)
		First lien senior secured loan ($14.6 par due 4/2027)	9.25% (Libor + 8.25%/M)	11/18/2020	14.6	14.6	(2)(11)
		First lien senior secured loan ($5.0 par due 4/2027)	9.25% (Libor + 8.25%/M)	11/18/2020	5.0	5.0	(2)(11)
		Class A units (1,599 units)	9.00% PIK	4/23/2020	1.7	1.7	(2)
		Class B units (588,636 units)		4/23/2020	—	—	(2)
					78.8	78.8
QF Holdings, Inc. (15)	SaaS based electronic health record software provider	First lien senior secured loan ($24.4 par due 9/2024)	8.00% (Libor + 7.00%/Q)	9/19/2019	24.4	24.4	(2)(11)
		First lien senior secured loan ($4.9 par due 9/2024)	8.00% (Libor + 7.00%/Q)	9/19/2019	4.9	4.9	(2)(11)
					29.3	29.3
Raptor Technologies, LLC and Rocket Parent, LLC (15)	Provider of SaaS-based safety and security software to the K-12 school market	First lien senior secured revolving loan ($0.8 par due 12/2023)	7.00% (Libor + 6.00%/M)	12/17/2018	0.8	0.8	(2)(11)
		First lien senior secured loan ($15.7 par due 12/2024)	7.00% (Libor + 6.00%/Q)	12/17/2018	15.7	15.2	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2020
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($5.3 par due 12/2024)	7.00% (Libor + 6.00%/Q)	12/17/2018	5.3	5.2	(2)(11)
		Class A common units (2,294,000 units)		12/17/2018	2.3	1.9
					24.1	23.1
Regent Education, Inc.	Provider of software solutions designed to optimize the financial aid and enrollment processes	Warrant to purchase up to 5,393,194 shares of common stock (expires 12/2026)		12/23/2016	—	—	(2)
		Warrant to purchase up to 987 shares of common stock (expires 12/2026)		12/23/2016	—	—	(2)
					—	—
Retriever Medical/Dental Payments LLC, FSDC Holdings, LLC, Rectangle Ware-Ever Pay LLC and Retriever Enterprises, LLC (15)	Provider of payment processing services and software to healthcare providers	First lien senior secured loan ($26.5 par due 2/2023)	6.75% (Libor + 5.75%/Q)	3/4/2019	26.5	26.5	(2)(11)
RMCF III CIV XXIX, L.P	Software provider for clinical trial management	Limited partnership interest (99.90% interest)		12/19/2014	1.0	13.8	(2)
Severin Acquisition, LLC, PeopleAdmin, Inc., Promachos Holding, Inc. and Performance Matters LLC (15)	Provider of student information system software solutions to the K-12 education market	First lien senior secured revolving loan ($2.0 par due 8/2023)	3.40% (Libor + 3.25%/M)	8/1/2018	2.0	2.0	(2)
		First lien senior secured loan ($26.6 par due 8/2025)	5.50% (Libor + 4.50%/M)	11/22/2019	26.6	26.6	(11)
		Second lien senior secured loan ($80.0 par due 8/2026)	6.90% (Libor + 6.75%/M)	6/12/2018	79.4	80.0	(2)
					108.0	108.6
Smarsh Inc., MobileGuard, LLC, Actiance, Inc. and Skywalker TopCo, LLC	SaaS based communication archival service provider	First lien senior secured loan ($13.3 par due 11/2025)	9.25% (Libor + 8.25%/Q)	11/20/2020	13.3	13.0	(2)(11)
		Common units (1,432,835 units)		11/20/2020	4.8	4.8	(2)
					18.1	17.8
SocialFlow, Inc.	Social media optimization platform provider	Warrant to purchase up to 215,331 shares of Series C preferred stock (expires 1/2026)		1/13/2016	—	—	(2)
Sophia, L.P.	Provider of ERP software and services for higher education institutions	Second lien senior secured loan ($105.9 par due 10/2028)	9.00% (Libor + 8.00%/Q)	10/7/2020	105.9	103.8	(2)(11)
SoundCloud Limited	Platform for receiving, sending, and distributing music	Common stock (73,422 shares)		8/15/2017	0.4	0.7	(2)(6)
SpareFoot, LLC (15)	PMS solutions and web services for the self-storage industry	First lien senior secured revolving loan ($1.2 par due 4/2023)	6.00% (Libor + 5.00%/Q)	4/13/2018	1.2	1.2	(2)(11)(14)
		First lien senior secured loan ($1.2 par due 4/2024)	6.00% (Libor + 5.00%/Q)	5/6/2020	1.2	1.2	(2)(11)
		Second lien senior secured loan ($6.1 par due 4/2025)	10.25% (Libor + 9.25%/Q)	4/13/2018	6.0	6.1	(2)(11)
		Second lien senior secured loan ($4.2 par due 4/2025)	10.25% (Libor + 9.25%/Q)	8/31/2018	4.1	4.2	(2)(11)
		Second lien senior secured loan ($2.5 par due 4/2025)	10.25% (Libor + 9.25%/Q)	7/1/2019	2.5	2.5	(2)(11)
		Second lien senior secured loan ($1.3 par due 4/2025)	10.25% (Libor + 9.25%/Q)	7/1/2019	1.3	1.3	(2)(11)
		Second lien senior secured loan ($1.1 par due 4/2025)	10.25% (Libor + 9.25%/Q)	5/6/2020	1.1	1.1	(2)(11)
					17.4	17.6
Sparta Systems, Inc., Project Silverback Holdings Corp. and Silverback Holdings, Inc. (15)	Quality management software provider	First lien senior secured revolving loan		8/21/2017	—	—	(13)
		Second lien senior secured loan ($20.0 par due 8/2025)	9.25% (Libor + 8.25%/M)	8/21/2017	19.8	20.0	(2)(11)
		Series B preferred stock (10,084 shares)		8/21/2017	1.1	3.8
					20.9	23.8
Storm UK Holdco Limited and Storm US Holdco Inc. (15)	Provider of water infrastructure software solutions for municipalities / utilities and engineering consulting firms	First lien senior secured revolving loan ($0.2 par due 5/2022)	6.25% (Libor + 5.25%/M)	5/5/2017	0.2	0.2	(2)(6)(11)
Surf Holdings, LLC	Cybersecurity solutions provider	Second lien senior secured loan ($25.0 par due 3/2028)	9.00% (Libor + 8.00%/Q)	3/5/2020	25.0	25.0	(2)(6)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2020
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
TCP Hawker Intermediate LLC (15)	Workforce management solutions provider	First lien senior secured loan ($6.7 par due 8/2026)	6.50% (Libor + 5.50%/M)	12/1/2020	6.7	6.7	(2)(11)
		First lien senior secured loan ($35.1 par due 8/2026)	6.50% (Libor + 5.50%/Q)	8/30/2019	35.1	35.1	(2)(11)
		First lien senior secured loan ($7.4 par due 8/2026)	6.50% (Libor + 5.50%/M)	8/30/2019	7.4	7.4	(2)(11)
					49.2	49.2
The Ultimate Software Group, Inc. and H&F Unite Partners, L.P. (15)	Provider of cloud based HCM solutions for businesses	First lien senior secured revolving loan		5/3/2019	—	—	(6)(13)
		Second lien senior secured loan ($205.4 par due 5/2027)	8.15% (Libor + 8.00%/M)	5/3/2019	205.4	205.4	(2)(6)
		Limited partnership interests (12,583,556 interests)		5/3/2019	12.6	14.4	(2)(6)
					218.0	219.8
Vela Trading Technologies, LLC (15)	Provider of market data software and content to global financial services clients	First lien senior secured revolving loan ($3.4 par due 6/2022)	6.50% (Libor + 5.00% Cash, 0.50% PIK/Q)	2/8/2018	3.4	3.2	(2)(11)
		First lien senior secured revolving loan ($0.1 par due 6/2022)	9.00% (Libor + 7.50 Cash, 0.50% PIK/Q)	2/8/2018	0.1	0.1	(2)(11)
		First lien senior secured loan ($4.5 par due 6/2022)	11.00% (Libor + 7.50% Cash, 2.50% PIK/Q)	4/17/2018	4.5	4.3	(2)(11)
					8.0	7.6
Velocity Holdings Corp.	Hosted enterprise resource planning application management services provider	Common units (1,713,546 units)		12/13/2013	4.5	2.4
Verscend Holding Corp. (15)	Healthcare analytics solutions provider	First lien senior secured revolving loan		8/27/2018	—	—	(13)
WebPT, Inc. (15)	Electronic medical record software provider	First lien senior secured loan ($48.1 par due 8/2024)	7.75% (Libor + 6.75%/Q)	8/28/2019	48.1	47.6	(2)(11)
Zemax Software Holdings, LLC (15)	Provider of optical illumination design software to design engineers	First lien senior secured revolving loan ($2.0 par due 6/2024)	8.00% (Base Rate + 4.75%/Q)	6/25/2018	2.0	2.0	(2)(11)
		First lien senior secured loan ($16.7 par due 6/2024)	6.75% (Libor + 5.75%/Q)	6/25/2018	16.7	16.7	(2)(11)
					18.7	18.7
					2,320.7	2,344.8		32.67%
Commercial & Professional Services
Accommodations Plus Technologies LLC and Accommodations Plus Technologies Holdings LLC (15)	Provider of outsourced crew accommodations and logistics management solutions to the airline industry	First lien senior secured revolving loan ($4.1 par due 5/2023)	10.25% (Libor + 9.25%/Q)	5/11/2018	4.1	3.9	(2)(11)
		Class A common units (236,358 units)		5/11/2018	4.3	4.6
					8.4	8.5
Aero Operating LLC	Provider of snow removal and melting service for airports and marine terminals	First lien senior secured loan ($36.9 par due 2/2026)	8.00% (Libor + 6.50%/M)	2/7/2020	36.9	35.1	(2)(11)
AMCP Clean Intermediate, LLC (15)	Provider of janitorial and facilities management services	First lien senior secured revolving loan		10/1/2018	—	—	(13)
		First lien senior secured loan ($1.4 par due 10/2024)	7.25% (Libor + 6.25%/Q)	7/31/2020	1.4	1.4	(2)(11)
		First lien senior secured loan ($0.7 par due 10/2024)	7.25% (Libor + 6.25%/Q)	10/1/2020	0.7	0.7	(2)(11)
		First lien senior secured loan ($8.7 par due 10/2024)	7.25% (Libor + 6.25%/Q)	12/14/2020	8.7	8.7	(2)(11)
					10.8	10.8
Capstone Acquisition Holdings, Inc. and Capstone Parent Holdings, LP (15)	Outsourced supply chain solutions provider to operators of distribution centers	First lien senior secured revolving loan ($1.4 par due 11/2025)	5.75% (Libor + 4.75%/M)	11/12/2020	1.4	1.4	(2)(11)(14)
		Second lien senior secured loan ($68.3 par due 11/2028)	9.75% (Libor + 8.75%/Q)	11/12/2020	68.3	66.9	(2)(11)
		Class A units (10,581 units)		11/12/2020	10.6	10.6	(2)
					80.3	78.9
Cozzini Bros., Inc. and BH-Sharp Holdings LP (15)	Provider of commercial knife sharpening and cutlery services in the restaurant industry	First lien senior secured revolving loan		3/10/2017	—	—	(13)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2020
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($12.0 par due 3/2023)	8.50% (Libor + 3.00% Cash, 4.50% PIK/Q)	3/10/2017	12.0	10.3	(2)(11)
		Common units (2,950,000 units)		3/10/2017	3.0	0.3	(2)
					15.0	10.6
Crown Health Care Laundry Services, LLC and Crown Laundry Holdings, LLC (4)(15)	Provider of outsourced healthcare linen management solutions	First lien senior secured revolving loan		3/13/2014	—	—	(13)
		First lien senior secured loan ($9.9 par due 12/2021)	7.25% (Libor + 6.25%/M)	3/13/2014	9.9	9.9	(2)(11)
		First lien senior secured loan ($0.9 par due 12/2021)	7.25% (Libor + 6.25%/M)	4/6/2017	0.9	0.9	(2)(11)
		First lien senior secured loan ($5.0 par due 12/2021)	7.25% (Libor + 6.25%/M)	2/22/2019	5.0	5.0	(11)
		First lien senior secured loan ($11.3 par due 12/2021)	7.25% (Libor + 6.25%/M)	6/12/2018	11.3	11.3	(2)(11)
		Class A preferred units (3,393,973 units)		3/13/2014	4.0	6.0	(2)
		Class B common units (377,108 units)		3/13/2014	0.4	6.5	(2)
					31.5	39.6
Divisions Holding Corporation and RC V Tecmo Investor LLC (15)	Technology based aggregator for facility maintenance services	First lien senior secured revolving loan ($2.5 par due 8/2026)	7.50% (Libor + 6.50%/Q)	8/14/2020	2.5	2.5	(2)(11)
		First lien senior secured loan ($43.6 par due 8/2026)	7.50% (Libor + 6.50%/Q)	8/14/2020	43.6	43.2	(2)(11)
		Common member units (9,624,000 units)		8/14/2020	9.6	15.5	(2)
					55.7	61.2
DTI Holdco, Inc. and OPE DTI Holdings, Inc. (15)	Provider of legal process outsourcing and managed services	First lien senior secured revolving loan ($0.4 par due 9/2022)	6.75% (Base Rate + 3.50%/Q)	9/23/2016	0.4	0.4	(2)(14)
		First lien senior secured revolving loan ($4.4 par due 9/2022)	4.71% (Libor + 4.50%/Q)	9/23/2016	4.4	3.9	(2)(14)
		Class A common stock (7,500 shares)		8/19/2014	7.5	3.7	(2)
		Class B common stock (7,500 shares)		8/19/2014	—	—	(2)
					12.3	8.0
Elevation Services Parent Holdings, LLC (15)	Elevator service platform	First lien senior secured revolving loan ($0.4 par due 12/2026)	6.50% (Libor + 5.50%/Q)	12/18/2020	0.4	0.4	(2)(11)
		First lien senior secured loan ($8.8 par due 12/2026)	6.50% (Libor + 5.50%/Q)	12/18/2020	8.8	8.7	(2)(11)
					9.2	9.1
HAI Acquisition Corporation and Aloha Topco, LLC (15)	Professional employer organization offering human resources, compliance and risk management services	First lien senior secured loan ($61.7 par due 11/2024)	6.50% (Libor + 5.50%/M)	11/1/2017	61.7	61.7	(2)(11)
		Class A units (16,980 units)		11/1/2017	1.7	2.5	(2)
					63.4	64.2
IMIA Holdings, Inc. (15)	Marine preservation maintenance company	First lien senior secured revolving loan		10/26/2018	—	—	(13)
		First lien senior secured loan ($28.4 par due 10/2025)	7.00% (Libor + 6.00%/Q)	10/26/2018	28.3	28.4	(11)
					28.3	28.4
IRI Holdings, Inc., IRI Group Holdings, Inc. and IRI Parent, L.P.	Market research company focused on the consumer packaged goods industry	First lien senior secured loan ($57.7 par due 12/2025)	4.40% (Libor + 4.25%/M)	11/30/2018	57.2	57.7
		First lien senior secured loan ($7.9 par due 12/2025)	5.15% (Libor + 5.00%/M)	9/28/2020	7.5	7.9	(2)
		Second lien senior secured loan ($86.8 par due 11/2026)	8.15% (Libor + 8.00%/M)	11/30/2018	85.7	86.8	(2)
		Series A-1 preferred shares (46,900 shares)	11.50% PIK (Libor + 10.50%/S)	11/30/2018	58.2	58.9	(2)(11)
		Class A-1 common units (90,500 units)		11/30/2018	9.1	16.5	(2)
					217.7	227.8

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2020
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Kellermeyer Bergensons Services, LLC (15)	Provider of janitorial and facilities management services	First lien senior secured loan ($1.7 par due 11/2026)	7.50% (Libor + 6.50%/Q)	11/7/2019	1.7	1.7	(2)(11)
		First lien senior secured loan ($30.0 par due 11/2026)	7.50% (Libor + 6.50%/Q)	11/7/2019	29.7	30.0	(2)(11)
		First lien senior secured loan ($6.6 par due 11/2026)	7.50% (Libor + 6.50%/Q)	11/7/2019	6.6	6.6	(2)(11)
					38.0	38.3
KPS Global LLC and Cool Group LLC	Manufacturer of walk-in cooler and freezer systems	First lien senior secured loan ($15.2 par due 4/2022)	6.50% (Libor + 5.50%/M)	4/5/2017	15.2	15.2	(2)(11)
		First lien senior secured loan ($4.1 par due 4/2022)	6.50% (Libor + 5.50%/M)	11/16/2018	4.1	4.1	(2)(11)
		Class A units (13,292 units)		9/21/2018	1.1	2.0
					20.4	21.3
Laboratories Bidco LLC (15)	Lab testing services for nicotine containing products	First lien senior secured loan ($20.8 par due 6/2024)	7.00% (Libor + 6.00%/Q)	10/30/2020	20.8	20.8	(2)(11)
		First lien senior secured loan ($29.5 par due 6/2024)	7.00% (Libor + 6.00%/Q)	10/4/2019	29.5	29.5	(2)(11)
		First lien senior secured loan ($25.5 par due 6/2024)	7.00% (CDOR + 6.00%/Q)	10/4/2019	24.4	25.5	(11)
					74.7	75.8
Microstar Logistics LLC, Microstar Global Asset Management LLC, and MStar Holding Corporation	Keg management solutions provider	Second lien senior secured loan ($138.9 par due 7/2023)	10.00% PIK (Libor + 9.00%/Q)	8/13/2020	138.9	119.4	(2)(11)
		Series A preferred stock (1,507 shares)		8/13/2020	1.5	2.1	(2)
		Common stock (54,710 shares)		12/14/2012	4.9	1.0	(2)
					145.3	122.5
NAS, LLC and Nationwide Marketing Group, LLC (15)	Buying and marketing services organization for appliance, furniture and consumer electronics dealers	First lien senior secured loan ($6.4 par due 6/2024)	7.50% (Libor + 6.50%/Q)	11/3/2020	6.4	6.4	(2)(11)
NM GRC Holdco, LLC	Regulatory compliance services provider to financial institutions	First lien senior secured loan ($35.6 par due 2/2024)	8.50% (Libor + 6.00% Cash, 1.50% PIK/M)	2/9/2018	35.4	34.2	(2)(11)
		First lien senior secured loan ($9.5 par due 2/2024)	8.50% (Libor + 6.00% Cash, 1.50% PIK/M)	2/9/2018	9.5	9.1	(2)(11)
					44.9	43.3
Petroleum Service Group LLC (15)	Provider of operational services for US petrochemical and refining companies	First lien senior secured revolving loan		7/23/2019	—	—	(13)
		First lien senior secured loan ($34.6 par due 7/2025)	6.25% (Libor + 5.25%/Q)	7/23/2019	34.6	34.6	(11)
		First lien senior secured loan ($0.7 par due 7/2025)	6.25% (Libor + 5.25%/Q)	7/23/2019	0.7	0.7	(2)(11)
					35.3	35.3
QC Supply, LLC (15)	Specialty distributor and solutions provider to the swine and poultry markets	First lien senior secured revolving loan ($8.8 par due 12/2021)	8.00% (Libor + 7.00%/M)	12/29/2016	8.8	8.1	(2)(11)(14)
		First lien senior secured loan ($25.8 par due 12/2022)	8.00% (Libor + 6.50% Cash, 0.50% PIK/M)	12/29/2016	25.8	23.8	(2)(11)
		First lien senior secured loan ($8.7 par due 12/2022)	8.00% (Libor + 6.50% Cash, 0.50% PIK/M)	12/29/2016	8.7	8.0	(2)(11)
					43.3	39.9
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	0.3	0.3	(2)
RE Community Holdings GP, LLC and RE Community Holdings, LP	Operator of municipal recycling facilities	Limited partnership interest (2.86% interest)		3/1/2011	—	—	(2)
		Limited partnership interest (2.49% interest)		3/1/2011	—	—	(2)
					—	—
Research Now Group, LLC and Survey Sampling International, LLC	Provider of outsourced data collection to the market research industry	First lien senior secured loan ($41.1 par due 12/2024)	6.50% (Libor + 5.50%/Q)	2/14/2019	41.1	39.9	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2020
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
SecurAmerica, LLC, ERMC LLC, ERMC Of America, LLC, SecurAmerica Corporation, SecurAmerica Aviation Security LLC, American Security Programs, Inc., USI LLC, Argenbright Holdings IV, LLC and Scrub Holdings, Inc (15)	Provider of outsourced security guard services, outsourced facilities management and outsourced aviation services	First lien senior secured loan ($4.7 par due 12/2023)	9.25% (Libor + 8.00%/Q)	11/24/2020	4.7	4.7	(2)(11)
		First lien senior secured loan ($25.7 par due 12/2023)	9.25% (Libor + 8.00%/M)	12/21/2018	25.7	25.7	(2)(11)
		First lien senior secured loan ($9.7 par due 12/2023)	9.25% (Libor + 8.00%/M)	12/21/2018	9.7	9.7	(2)(11)
		First lien senior secured loan ($1.7 par due 12/2023)	9.25% (Libor + 8.00%/M)	12/21/2018	1.7	1.7	(2)(11)
		First lien senior secured loan ($1.1 par due 12/2023)	9.25% (Libor + 8.00%/M)	12/21/2018	1.1	1.1	(2)(11)
		First lien senior secured loan ($3.0 par due 7/2021)	9.25% (Libor + 3.50% Cash, 4.50% PIK/Q)	4/16/2020	3.0	3.0	(2)(11)
		First lien senior secured loan ($14.5 par due 12/2023)	9.25% (Libor + 8.00%/M)	11/24/2020	14.5	14.5	(2)(11)
					60.4	60.4
SSE Buyer, Inc., Supply Source Enterprises, Inc., Impact Products LLC, The Safety Zone, LLC and SSE Parent, LP (15)	Manufacturer and distributor of personal protection equipment, commercial cleaning, maintenance and safety products	First lien senior secured loan ($22.0 par due 6/2026)	10.22% (Libor + 9.22%/Q)	6/30/2020	22.0	22.0	(2)(11)
		Limited partnership class A-1 units (2,173 units)		6/30/2020	1.1	1.7	(2)
		Limited partnership class A-2 units (2,173 units)		6/30/2020	1.1	1.7	(2)
					24.2	25.4
Startec Equity, LLC (5)	Communication services	Member interest		4/1/2020	—	—
TDG Group Holding Company and TDG Co-Invest, LP (15)	Operator of multiple franchise concepts primarily related to home maintenance or repairs	First lien senior secured revolving loan ($0.1 par due 5/2024)	5.40% (Libor + 5.25%/M)	5/31/2018	0.1	0.1	(2)(14)
		Preferred units (2,871,000 units)		5/31/2018	2.9	3.5	(2)
		Common units (29,000 units)		5/31/2018	—	2.1	(2)
					3.0	5.7
Tyden Group Holding Corp.	Producer and marketer of global cargo security, product identification and traceability products and utility meter products	Preferred stock (46,276 shares)		1/3/2017	0.4	0.4	(6)
		Common stock (5,521,203 shares)		1/3/2017	2.0	1.1	(6)
					2.4	1.5
Visual Edge Technology, Inc.	Provider of outsourced office solutions with a focus on printer and copier equipment and other parts and supplies	First lien senior secured loan ($16.8 par due 8/2022)	8.50% (Libor + 5.75% Cash, 1.25% PIK/M)	8/31/2017	16.7	16.6	(2)(11)
		First lien senior secured loan ($15.7 par due 8/2022)	8.50% (Libor + 5.75% Cash, 1.25% PIK/Q)	8/31/2017	15.7	15.5	(2)(11)
		Senior subordinated loan ($75.6 par due 9/2024)	16.00% PIK	8/31/2017	73.4	74.0	(2)
		Warrant to purchase up to 3,094,492 shares of common stock (expires 8/2027)		8/31/2017	—	—	(2)
		Warrant to purchase up to 2,838,079 shares of preferred stock (expires 8/2027)		8/31/2017	3.9	2.6	(2)
					109.7	108.7
VLS Recovery Services, LLC (15)	Provider of commercial and industrial waste processing and disposal services	First lien senior secured revolving loan		10/17/2017	—	—	(13)
VRC Companies, LLC (15)	Provider of records and information management services	First lien senior secured loan ($26.4 par due 3/2023)	7.50% (Libor + 6.50%/Q)	3/31/2017	26.4	26.4	(2)(11)
WCI-HFG Holdings, LLC	Distributor of repair and replacement parts for commercial kitchen equipment	Preferred units (1,400,000 units)		10/20/2015	1.4	1.7	(2)
XIFIN, Inc. and ACP Charger Co-Invest LLC (15)	Revenue cycle management provider to labs	First lien senior secured loan ($2.1 par due 2/2026)	6.25% (Libor + 5.25%/Q)	2/6/2020	2.1	2.1	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2020
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Common stock (180,000 shares)		2/6/2020	1.8	2.6	(2)
					3.9	4.7
					1,250.6	1,239.7		17.27%
Investment Funds and Vehicles
ACAS Equity Holdings Corporation (5)	Investment company	Common stock (589 shares)		1/3/2017	0.4	—	(6)
Ares IIIR/IVR CLO Ltd.	Investment vehicle	Subordinated notes ($20.0 par due 4/2021)		1/3/2017	—	—	(6)
Blue Wolf Capital Fund II, L.P. (4)	Investment partnership	Limited partnership interest (8.50% interest)		1/3/2017	—	0.2	(6)(18)
CoLTs 2005-1 Ltd. (5)	Investment vehicle	Preferred shares (360 shares)		1/3/2017	—	—	(6)
CoLTs 2005-2 Ltd. (5)	Investment vehicle	Preferred shares (34,170,000 shares)		1/3/2017	—	—	(6)
CREST Exeter Street Solar 2004-1	Investment vehicle	Preferred shares (3,500,000 shares)		1/3/2017	—	—	(6)
European Capital UK SME Debt LP (4)	Investment partnership	Limited partnership interest (45% interest)		1/3/2017	26.6	29.7	(6)(16)
HCI Equity, LLC (5)	Investment company	Member interest (100.00% interest)		4/1/2010	—	0.1	(6)(18)
Partnership Capital Growth Investors III, L.P.	Investment partnership	Limited partnership interest (2.50% interest)		10/5/2011	2.8	3.4	(6)(18)
PCG-Ares Sidecar Investment II, L.P. (4)	Investment partnership	Limited partnership interest (100.00% interest)		10/31/2014	6.9	10.2	(2)(6)(16)
PCG-Ares Sidecar Investment, L.P. (4)	Investment partnership	Limited partnership interest (100.00% interest)		5/22/2014	4.8	0.4	(6)(16)
Piper Jaffray Merchant Banking Fund I, L.P.	Investment partnership	Limited partnership interest (2.00% interest)		8/16/2012	1.1	1.3	(6)(18)
Senior Direct Lending Program, LLC (5)(17)	Co-investment vehicle	Subordinated certificates ($1122.9 par due 12/2036)	8.24% (Libor + 8.00%/Q)(12)	7/27/2016	1,122.9	1,122.9	(6)
		Member interest (87.50% interest)		7/27/2016	—	—	(6)
					1,122.9	1,122.9
VSC Investors LLC	Investment company	Membership interest (1.95% interest)		1/24/2008	0.3	0.5	(2)(6)(18)
					1,165.8	1,168.7		16.29%
Consumer Services
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc. (5)	Restaurant owner and operator	First lien senior secured loan ($56.6 par due 12/2019)		11/27/2006	39.9	—	(2)(10)
		First lien senior secured loan ($6.6 par due 12/2019)		12/22/2016	4.8	—	(2)(10)
		Promissory note ($31.8 par due 12/2023)		11/27/2006	13.8	—	(2)
		Warrant to purchase up to 0.95 units of Series D common stock (expires 12/2023)		12/18/2013	—	—	(2)
					58.5	—
Aimbridge Acquisition Co., Inc.	Hotel operator	Second lien senior secured loan ($22.5 par due 2/2027)	7.65% (Libor + 7.50%/M)	2/1/2019	22.2	20.0	(2)
American Residential Services L.L.C. and Aragorn Parent Holdings LP (15)	Heating, ventilation and air conditioning services provider	First lien senior secured revolving loan ($0.5 par due 10/2025)	3.65% (Libor + 3.50%/M)	10/15/2020	0.5	0.5	(2)(14)
		Second lien senior secured loan ($56.4 par due 10/2028)	9.50% (Libor + 8.50%/Q)	10/15/2020	56.4	55.8	(2)(11)
		Series A preferred units (2,531,500 units)	10.00% PIK	10/15/2020	2.6	2.5	(2)
					59.5	58.8
ATI Restoration, LLC (15)	Provider of disaster recovery services	First lien senior secured revolving loan		7/31/2020	—	—	(13)
		First lien senior secured loan ($33.7 par due 7/2026)	6.50% (Libor + 5.50%/Q)	7/31/2020	33.7	33.3	(11)
					33.7	33.3
ChargePoint, Inc.	Developer and operator of electric vehicle charging stations	Warrant to purchase up to 809,126 shares of Series E preferred stock (expires 12/2024)		12/30/2014	0.3	3.0	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2020
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Cipriani USA, Inc. (15)	Manager and operator of banquet facilities, restaurants, hotels and other leisure properties	First lien senior secured loan ($12.6 par due 5/2023)	11.75% (Libor + 10.75%/M)	12/22/2020	12.6	11.1	(2)(11)
		First lien senior secured loan ($68.2 par due 5/2023)	11.75% (Libor + 10.75%/M)	5/30/2018	66.8	60.0	(2)(11)
		First lien senior secured loan ($12.2 par due 5/2023)	11.75% (Libor + 10.75%/M)	11/5/2018	12.2	10.7	(2)(11)
		First lien senior secured loan ($15.0 par due 5/2023)	11.75% (Libor + 10.75%/M)	7/3/2019	14.7	13.2	(2)(11)
		First lien senior secured loan ($20.0 par due 5/2023)	11.75% (Libor + 10.75%/M)	12/27/2019	18.2	17.6	(2)(11)
		First lien senior secured loan ($3.0 par due 5/2023)	11.75% (Libor + 10.75%/M)	8/20/2018	3.0	2.7	(2)(11)
		First lien senior secured loan ($3.0 par due 5/2023)	11.75% (Libor + 10.75%/M)	11/5/2018	3.0	2.7	(2)(11)
		First lien senior secured loan ($4.9 par due 5/2023)	11.75% (Libor + 10.75%/M)	6/30/2020	4.9	4.3	(2)(11)
					135.4	122.3
Concert Golf Partners Holdco LLC (15)	Golf club owner and operator	First lien senior secured loan ($18.2 par due 8/2025)	5.50% (Libor + 4.50%/Q)	8/20/2019	18.2	18.2	(2)(11)
		First lien senior secured loan ($2.2 par due 8/2025)	5.50% (Libor + 4.50%/Q)	8/20/2019	2.2	2.2	(2)(11)
					20.4	20.4
Essential Services Holding Corporation and OMERS Mahomes Investment Holdings LLC (15)	Provider of plumbing and HVAC services	First lien senior secured revolving loan		11/16/2020	—	—	(13)
		First lien senior secured loan ($115.8 par due 11/2026)	6.75% (Libor + 5.75%/Q)	11/16/2020	115.8	114.6	(2)(11)
		First lien senior secured loan ($33.0 par due 11/2026)	6.75% (Libor + 5.75%/Q)	11/16/2020	33.0	32.7	(2)(11)
		Class A units (5,803.43 units)		11/16/2020	19.6	19.6	(2)
					168.4	166.9
FWR Holding Corporation (15)	Restaurant owner, operator, and franchisor	First lien senior secured revolving loan		8/21/2017	—	—	(13)
		First lien senior secured loan ($4.0 par due 8/2023)	8.00% (Libor + 5.50% Cash, 1.50% PIK/Q)	8/21/2017	4.0	3.7	(2)(11)
		First lien senior secured loan ($0.5 par due 8/2023)	8.00% (Libor + 5.50% Cash, 1.50% PIK/Q)	8/21/2017	0.5	0.5	(2)(11)
		First lien senior secured loan ($0.5 par due 8/2023)	8.00% (Libor + 5.50% Cash, 1.50% PIK/Q)	2/28/2019	0.5	0.5	(2)(11)
		First lien senior secured loan ($0.8 par due 8/2023)	8.00% (Libor + 5.50% Cash, 1.50% PIK/Q)	2/28/2019	0.8	0.8	(2)(11)
		First lien senior secured loan ($0.5 par due 8/2023)	8.00% (Libor + 5.50% Cash, 1.50% PIK/Q)	2/28/2019	0.5	0.5	(2)(11)
		First lien senior secured loan ($0.7 par due 8/2023)	8.00% (Libor + 5.50% Cash, 1.50% PIK/Q)	2/28/2019	0.7	0.6	(2)(11)
		First lien senior secured loan ($1.8 par due 8/2023)	8.00% (Libor + 5.50% Cash, 1.50% PIK/Q)	12/20/2019	1.8	1.7	(2)(11)
					8.8	8.3
Garden Fresh Restaurant Corp. and GFRC Holdings LLC (15)	Restaurant owner and operator	First lien senior secured revolving loan ($6.9 par due 2/2022)		2/1/2017	6.3	—	(2)(10)
		First lien senior secured loan ($19.6 par due 2/2022)		2/1/2017	17.9	—	(2)(10)
					24.2	—
Jenny C Acquisition, Inc.	Health club franchisor	Senior subordinated loan ($1.3 par due 4/2025)	8.00% PIK	4/5/2019	1.3	1.3	(2)
Jim N Nicks Management, LLC (15)	Restaurant owner and operator	First lien senior secured revolving loan ($4.9 par due 7/2023)	6.25% (Libor + 5.25%/Q)	7/10/2017	4.9	4.4	(2)(11)
		First lien senior secured loan ($13.7 par due 7/2023)	6.25% (Libor + 5.25%/Q)	7/10/2017	13.7	12.5	(2)(11)
		First lien senior secured loan ($1.1 par due 7/2023)	6.25% (Libor + 5.25%/Q)	7/10/2017	1.1	1.0	(2)(11)
					19.7	17.9

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2020
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
ME Equity LLC	Franchisor in the massage industry	Common stock (3,000,000 shares)		9/27/2012	3.0	2.2	(2)
Movati Athletic (Group) Inc. (15)	Premier health club operator	First lien senior secured loan ($2.9 par due 10/2022)	7.50% (CDOR + 5.50% Cash, 0.50% PIK/Q)	10/5/2017	3.0	2.7	(2)(6)(11)
		First lien senior secured loan ($2.1 par due 10/2022)	7.50% (CDOR + 5.50% Cash, 0.50% PIK/Q)	10/5/2017	2.0	1.9	(2)(6)(11)
					5.0	4.6
OTG Management, LLC (15)	Airport restaurant operator	First lien senior secured revolving loan ($10.1 par due 8/2021)	10.00% (Libor + 7.00% Cash, 2.00% PIK/Q)	8/26/2016	10.1	8.7	(2)(11)
		First lien senior secured loan ($5.4 par due 8/2021)	10.00% (Libor + 7.00% Cash, 2.00% PIK/Q)	10/7/2020	5.4	4.6	(2)(11)
		First lien senior secured loan ($23.8 par due 8/2021)	10.00% (Libor + 7.00% Cash, 2.00% PIK/Q)	8/26/2016	23.8	20.5	(2)(11)
		First lien senior secured loan ($98.5 par due 8/2021)	10.00% (Libor + 7.00% Cash, 2.00% PIK/Q)	8/26/2016	98.5	84.7	(2)(11)
		First lien senior secured loan ($9.7 par due 8/2021)	10.00% (Libor + 7.00% Cash, 2.00% PIK/Q)	10/10/2018	9.7	8.3	(2)(11)
		First lien senior secured loan ($16.1 par due 8/2021)	10.00% (Libor + 7.00% Cash, 2.00% PIK/Q)	10/7/2020	16.1	13.8	(2)(11)
		Senior subordinated loan ($38.6 par due 2/2022)		8/26/2016	36.1	29.0	(2)(10)
		Class A preferred units (3,000,000 units)		8/26/2016	38.3	—
		Common units (3,000,000 units)		1/5/2011	3.0	—
		Warrant to purchase up to 7.73% of common units		6/19/2008	0.1	—
					241.1	169.6
Portillo's Holdings, LLC	Fast casual restaurant brand	Second lien senior secured loan ($34.0 par due 12/2024)	10.75% (Libor + 9.50%/Q)	11/27/2019	33.2	34.0	(2)(11)
Pyramid Management Advisors, LLC and Pyramid Investors, LLC (15)	Hotel operator	First lien senior secured revolving loan ($9.5 par due 7/2023)	8.00% (Libor + 5.75% Cash, 1.25% PIK/Q)	4/12/2018	9.5	8.5	(2)(11)(14)
		First lien senior secured loan ($16.8 par due 7/2023)	8.00% (Libor + 5.75% Cash, 1.25% PIK/Q)	4/12/2018	16.8	15.1	(2)(11)
		First lien senior secured loan ($1.4 par due 7/2023)	8.00% (Libor + 5.75% Cash, 1.25% PIK/Q)	4/12/2018	1.4	1.3	(2)(11)
		First lien senior secured loan ($6.3 par due 7/2023)	8.00% (Libor + 5.75% Cash, 1.25% PIK/Q)	12/27/2019	6.3	5.7	(2)(11)
		Preferred membership units (996,833 units)		7/15/2016	1.0	0.3
					35.0	30.9
Redwood Services, LLC and Redwood Services Holdco, LLC (15)	Provider of residential HVAC and plumbing services	First lien senior secured loan ($5.4 par due 12/2025)	8.00% (Libor + 7.00%/Q)	12/31/2020	5.4	5.3	(2)(11)
		Series D units (5,291,723 units)	8.00% PIK	12/31/2020	5.3	5.3
					10.7	10.6
Safe Home Security, Inc., Security Systems Inc., Safe Home Monitoring, Inc., National Protective Services, Inc., Bright Integrations LLC and Medguard Alert, Inc. (15)	Provider of safety systems for business and residential customers	First lien senior secured loan ($45.3 par due 8/2024)	8.25% (Libor + 7.25%/M)	8/4/2020	45.3	44.8	(2)(11)
SERV 2020-1	Provider of restoration and cleaning services to commercial and residential customers	First lien senior secured loan ($0.0 par due 1/2051)	3.34%	12/9/2020	—	—	(2)
Spectra Finance, LLC (15)	Venue management and food and beverage provider	First lien senior secured revolving loan ($15.2 par due 4/2023)	6.75% (Libor + 5.00% Cash, 0.75% PIK/M)	4/2/2018	15.2	14.0	(2)(11)(14)
		First lien senior secured loan ($3.2 par due 4/2024)	6.75% (Libor + 5.00% Cash, 0.75% PIK/Q)	4/2/2018	3.2	2.9	(2)(11)
					18.4	16.9

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2020
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Spin HoldCo Inc. and Airvending Limited	Laundry service and equipment provider	First lien senior secured loan ($15.6 par due 11/2022)	7.00% (Libor + 6.00%/Q)	5/15/2020	15.6	15.6	(6)(11)
		First lien senior secured loan ($11.0 par due 11/2022)	7.00% (Libor + 6.00%/Q)	5/15/2020	11.0	11.0	(2)(11)
		Second lien senior secured loan ($154.2 par due 5/2023)	8.50% (Libor + 7.50%/Q)	5/14/2013	154.2	152.6	(2)(11)
					180.8	179.2
Taymax Group, L.P., Taymax Group G.P., LLC, PF Salem Canada ULC and TCP Fit Parent, L.P. (15)	Planet Fitness franchisee	First lien senior secured revolving loan ($1.3 par due 7/2024)	5.75% (Libor + 4.75%/Q)	7/31/2018	1.3	1.2	(2)(11)
		First lien senior secured loan ($0.3 par due 7/2025)	5.75% (Libor + 4.75%/Q)	3/5/2020	0.3	0.3	(2)(11)
		First lien senior secured loan ($0.6 par due 7/2025)	5.75% (Libor + 4.75%/Q)	3/5/2020	0.6	0.6	(2)(11)
		Class A units (37,020 units)		7/31/2018	3.8	0.8
					6.0	2.9
The Alaska Club Partners, LLC, Athletic Club Partners LLC and The Alaska Club, Inc. (15)	Premier health club operator	First lien senior secured loan ($15.4 par due 12/2024)	10.25% (Libor + 5.00% Cash, 2.00% PIK/Q)	12/16/2019	15.4	13.8	(2)(11)
WASH Multifamily Acquisition Inc. and Coinamatic Canada Inc.	Laundry service and equipment provider	First lien senior secured loan ($110.5 par due 5/2022)	5.75% (Libor + 4.75%/M)	8/1/2019	110.5	110.5	(2)(11)
		Second lien senior secured loan ($22.0 par due 5/2023)	8.00% (Libor + 7.00%/M)	5/14/2015	21.7	21.5	(2)(11)
		Second lien senior secured loan ($3.8 par due 5/2023)	8.00% (Libor + 7.00%/M)	5/14/2015	3.8	3.8	(2)(11)
					136.0	135.8
					1,282.3	1,097.5		15.29%
Consumer Durables & Apparel
Badger Sportswear Acquisition, Inc.	Provider of team uniforms and athletic wear	Second lien senior secured loan ($56.8 par due 3/2024)	11.00% (Libor + 9.75%/Q)	9/6/2016	56.8	50.0	(2)(11)
Bowhunter Holdings, LLC	Provider of branded archery and bowhunting accessories	Common units (421 units)		4/24/2014	4.2	—
Centric Brands LLC (15)	Designer, marketer and distributor of licensed and owned apparel	First lien senior secured revolving loan ($3.0 par due 10/2024)	6.50% (Libor + 5.50%/Q)	5/20/2020	3.0	3.0	(2)(11)
		First lien senior secured loan ($60.2 par due 10/2025)	11.00% (Libor + 10.00% PIK/Q)	10/29/2018	60.2	54.1	(2)(11)
		Membership interests (273,609 units)		10/29/2018	2.9	3.1	(2)
					66.1	60.2
DRS Holdings III, Inc. and DRS Holdings I, Inc. (15)	Footwear and orthopedic foot-care brand	First lien senior secured loan ($30.1 par due 11/2025)	6.75% (Libor + 5.75%/Q)	11/1/2019	30.1	29.5	(2)(11)
		Common stock (8,549 shares)		11/1/2019	8.5	4.9	(2)
					38.6	34.4
GSM Acquisition Corp. (15)	Manufacturer of outdoor products	First lien senior secured loan ($1.8 par due 11/2026)	6.00% (Libor + 5.00%/Q)	11/16/2020	1.8	1.8	(2)(11)
		First lien senior secured loan ($26.0 par due 11/2026)	6.00% (Libor + 5.00%/Q)	11/16/2020	26.0	25.6	(2)(11)
					27.8	27.4
Implus Footcare, LLC	Provider of footwear and other accessories	First lien senior secured loan ($104.4 par due 4/2024)	8.75% (Libor + 2.50% Cash, 5.25% PIK/Q)	6/1/2017	104.4	89.8	(2)(11)
		First lien senior secured loan ($14.3 par due 4/2024)	8.75% (Libor + 2.50% Cash, 5.25% PIK/Q)	6/1/2017	14.3	12.3	(2)(11)
		First lien senior secured loan ($1.3 par due 4/2024)	8.75% (Libor + 2.50% Cash, 5.25% PIK/Q)	6/30/2016	1.3	1.1	(2)(11)
		First lien senior secured loan ($5.1 par due 4/2024)	8.75% (Libor + 2.50% Cash, 5.25% PIK/Q)	7/17/2018	5.1	4.4	(2)(11)
					125.1	107.6
Pelican Products, Inc.	Flashlights manufacturer	Second lien senior secured loan ($27.3 par due 5/2026)	8.75% (Libor + 7.75%/Q)	5/14/2018	27.2	27.1	(2)(11)
Rawlings Sporting Goods Company, Inc. and Easton Diamond Sports, LLC	Sports equipment manufacturing company	First lien senior secured loan ($93.6 par due 12/2026)	8.50% (Libor + 7.50%/M)	12/31/2020	93.6	92.7	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2020
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Reef Lifestyle, LLC (15)	Apparel retailer	First lien senior secured revolving loan ($8.3 par due 10/2024)	11.00% (Libor + 5.75% Cash, 4.25% PIK/M)	10/26/2018	8.3	6.8	(2)(11)(14)
		First lien senior secured loan ($25.8 par due 10/2024)	11.00% (Libor + 5.75% Cash, 4.25% PIK/Q)	10/26/2018	25.8	21.1	(2)(11)
		First lien senior secured loan ($0.4 par due 10/2024)	11.00% (Libor + 5.75% Cash, 4.25% PIK/Q)	7/31/2020	0.4	0.3	(2)(11)
		First lien senior secured loan ($0.3 par due 10/2024)	11.00% (Libor + 5.75% Cash, 4.25% PIK/M)	7/31/2020	0.3	0.3	(2)(11)
					34.8	28.5
S Toys Holdings LLC (fka The Step2 Company, LLC) (5)	Toy manufacturer	Class B common units (126,278,000 units)		10/30/2014	—	0.3
		Common units (1,116,879 units)		4/1/2011	—	—
		Warrant to purchase up to 3,157,895 units		4/1/2010	—	—
					—	0.3
SHO Holding I Corporation	Manufacturer and distributor of slip resistant footwear	Second lien senior secured loan ($105.1 par due 10/2024)	10.29% PIK (Libor + 9.29%/Q)	10/27/2015	104.1	83.0	(2)(11)
Shock Doctor, Inc. and Shock Doctor Holdings, LLC (4)(15)	Developer, marketer and distributor of sports protection equipment and accessories	First lien senior secured revolving loan ($1.6 par due 5/2024)	7.00% (Base Rate + 3.75%/M)	5/21/2019	1.6	1.5	(2)(11)(14)
		First lien senior secured loan ($19.4 par due 5/2024)	5.75% (Libor + 4.75%/Q)	5/21/2019	19.3	18.0	(2)(11)
		Class A preferred units (50,000 units)		3/14/2014	5.0	—	(2)
		Class C preferred units (50,000 units)		4/22/2015	5.0	—	(2)
		Preferred units (14,591 units)		5/14/2019	1.6	—	(2)
					32.5	19.5
Singer Sewing Company, SVP-Singer Holdings, LLC and SVP-Singer Holdings LP (5)(15)	Manufacturer of consumer sewing machines	First lien senior secured revolving loan		7/26/2017	—	—	(13)
		First lien senior secured loan ($234.2 par due 2/2026)	10.00% (Libor + 9.00%/Q)	11/12/2020	222.5	234.2	(2)(11)
		Class A common units (6,264,706 units)		7/26/2017	—	74.1	(2)
					222.5	308.3
Totes Isotoner Corporation and Totes Ultimate Holdco, Inc. (4)	Designer, marketer, and distributor of rain and cold weather products	First lien senior secured loan ($2.2 par due 12/2024)	7.00% (Libor + 6.00%/Q)	12/23/2019	2.2	1.9	(2)(11)
		First lien senior secured loan ($1.6 par due 6/2024)	5.00% (Libor + 4.00%/Q)	12/23/2019	1.6	1.6	(2)(11)
		Common stock (861,000 shares)		12/23/2019	6.0	2.0	(2)
					9.8	5.5
Varsity Brands Holding Co., Inc. and BCPE Hercules Holdings, LP	Leading manufacturer and distributor of textiles, apparel & luxury goods	Second lien senior secured loan ($21.1 par due 12/2025)	9.25% (Libor + 8.25%/M)	7/30/2018	21.1	19.0	(2)(11)
		Second lien senior secured loan ($122.7 par due 12/2025)	9.25% (Libor + 8.25%/M)	12/15/2017	122.7	110.5	(2)(11)
		Class A units (1,400 units)		7/30/2018	1.4	0.5	(2)
					145.2	130.0
					988.3	974.5		13.58%
Diversified Financials
Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($8.5 par due 8/2022)	11.00% (Libor + 9.75%/M)	5/10/2012	8.5	8.5	(2)(11)
DFC Global Facility Borrower III LLC (15)	Non-bank provider of alternative financial services	First lien senior secured revolving loan ($114.4 par due 9/2024)	11.75% (Libor + 10.75%/M)	8/9/2019	114.4	114.4	(2)(6)(11)
eCapital Finance Corp.	Consolidator of commercial finance businesses	Senior subordinated loan ($36.5 par due 1/2025)	10.00% (Libor + 8.50%/M)	1/31/2020	36.5	36.5	(2)(11)
		Senior subordinated loan ($43.0 par due 1/2025)	10.00% (Libor + 8.50%/M)	1/31/2020	43.0	43.0	(2)(11)
		Senior subordinated loan ($7.7 par due 1/2025)	10.00% (Libor + 8.50%/Q)	11/24/2020	7.7	7.7	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2020
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					87.2	87.2
EP Wealth Advisors, LLC (15)	Wealth management and financial planning firm	First lien senior secured loan ($0.1 par due 9/2026)	6.25% (Libor + 5.25%/Q)	9/4/2020	0.1	0.1	(2)(11)
Ivy Hill Asset Management, L.P. (5)	Asset management services	Senior subordinated loan ($72.0 par due 5/2023)	7.25% (Libor + 6.50%/Q)	2/8/2018	72.0	72.0	(6)(11)
		Member interest (100.00% interest)		6/15/2009	469.0	556.5	(6)
					541.0	628.5
Javlin Three LLC, Javlin Four LLC, and Javlin Five LLC	Asset-backed financial services company	First lien senior secured loan ($16.0 par due 6/2017)		6/24/2014	12.9	0.8	(2)(6)(10)
Joyce Lane Capital LLC and Joyce Lane Financing SPV LLC (fka Ciena Capital LLC) (5)(15)	Specialty finance company	First lien senior secured loan ($0.6 par due 12/2022)	4.25% (Libor + 4.00%/Q)	12/27/2018	0.6	0.6	(2)(6)
		Equity interests		11/29/2010	—	—	(2)(6)
					0.6	0.6
LS DE LLC and LM LSQ Investors LLC	Asset based lender	Senior subordinated loan ($37.0 par due 6/2021)	10.50%	6/25/2015	37.0	36.6	(2)(6)
		Senior subordinated loan ($3.0 par due 6/2021)	10.50%	6/15/2017	3.0	3.0	(2)(6)
		Membership units (3,275,000 units)		6/25/2015	3.3	3.7	(6)
					43.3	43.3
Rialto Management Group, LLC (15)	Investment and asset management platform focused on real estate	First lien senior secured revolving loan		11/30/2018	—	—	(6)(13)
		First lien senior secured loan ($0.8 par due 12/2024)	4.65% (Libor + 4.50%/M)	11/30/2018	0.8	0.8	(2)(6)
					0.8	0.8
TA/WEG Holdings, LLC (15)	Wealth management and financial planning firm	First lien senior secured revolving loan		10/2/2019	—	—	(13)
		First lien senior secured loan ($0.5 par due 10/2025)	6.75% (Libor + 5.75%/Q)	11/6/2020	0.5	0.5	(2)(11)
		First lien senior secured loan ($4.7 par due 10/2025)	6.75% (Libor + 5.75%/Q)	10/2/2019	4.7	4.7	(2)(11)
					5.2	5.2
The Ultimus Group Midco, LLC, The Ultimus Group, LLC, and The Ultimus Group Aggregator, LP (15)	Provider of asset-servicing capabilities for fund managers	First lien senior secured revolving loan ($4.0 par due 2/2024)	4.75% (Libor + 4.50%/Q)	2/1/2019	4.0	3.8	(2)
		First lien senior secured loan ($38.2 par due 2/2026)	5.50% (Libor + 4.50%/Q)	2/1/2019	38.2	36.3	(2)(11)
		Class A units (1,443 units)		2/1/2019	1.6	1.7
		Class A units (245 units)		2/1/2019	0.2	—
		Class B units (2,167,424 units)		2/1/2019	—	—
		Class B units (245,194 units)		2/1/2019	—	—
					44.0	41.8
					858.0	931.2		12.98%
Automobiles & Components
Automotive Keys Group, LLC and Automotive Keys Investor, LLC	Provider of replacement wireless keys for automotive market	First lien senior secured loan ($12.2 par due 11/2025)	6.00% (Libor + 5.00%/Q)	12/22/2020	12.2	11.9	(2)(11)
		First lien senior secured loan ($5.3 par due 11/2025)	6.00% (Libor + 5.00%/Q)	11/6/2020	5.3	5.2	(2)(11)
		Preferred units (4,113,113 units)	9.00% PIK	11/6/2020	4.2	4.2	(2)
		Class A common units (4,113,113 units)		11/6/2020	—	—	(2)
					21.7	21.3
Eckler Industries, Inc. and Eckler Purchaser LLC (5)(15)	Restoration parts and accessories provider for classic automobiles	First lien senior secured revolving loan ($2.7 par due 5/2022)	12.00% PIK	7/12/2012	2.7	2.6	(2)
		First lien senior secured loan ($23.3 par due 5/2022)	12.00% PIK	7/12/2012	23.3	22.6	(2)
		Class A common units (67,972 units)		7/12/2012	16.4	—	(2)
					42.4	25.2
GB Auto Service, Inc. and GB Auto Service Holdings, LLC (15)	Automotive parts and repair services retailer	First lien senior secured revolving loan ($3.8 par due 10/2024)	7.00% (Libor + 6.00%/M)	10/19/2018	3.8	3.8	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2020
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($21.9 par due 10/2024)	7.00% (Libor + 6.00%/Q)	10/19/2018	21.9	21.9	(2)(11)
		First lien senior secured loan ($30.1 par due 10/2024)	7.00% (Libor + 6.00%/Q)	10/19/2018	30.1	30.1	(11)
		First lien senior secured loan ($38.8 par due 10/2024)	7.00% (Libor + 6.00%/Q)	3/9/2020	38.8	38.8	(2)(11)
		Common units (4,389,156 units)		10/19/2018	5.7	10.4	(2)
					100.3	105.0
Highline Aftermarket Acquisition, LLC, Highline Aftermarket SC Acquisition, Inc. and Highline PPC Blocker LLC (15)	Manufacturer and distributor of automotive fluids	First lien senior secured revolving loan ($9.5 par due 11/2025)	4.00% (Libor + 3.75%/M)	11/9/2020	9.5	9.2	(2)
		Second lien senior secured loan ($41.2 par due 11/2028)	8.75% (Libor + 8.00%/Q)	11/9/2020	41.2	40.4	(2)(11)
		Second lien senior secured loan ($29.2 par due 11/2028)	8.75% (Libor + 8.00%/Q)	11/9/2020	29.2	28.6	(2)(11)
		Co-invest units (59,230 units)		11/4/2020	5.9	5.9	(2)
					85.8	84.1
Mac Lean-Fogg Company and MacLean-Fogg Holdings, L.L.C.	Manufacturer and supplier for the power utility and automotive markets worldwide	First lien senior secured loan ($153.0 par due 12/2025)	5.63% (Libor + 5.00%/M)	12/21/2018	152.4	146.9	(11)
		First lien senior secured loan ($19.3 par due 12/2025)	5.63% (Libor + 5.00%/M)	12/21/2018	19.3	18.5	(2)(11)
		Preferred units (59,453 units)	4.50% Cash, 9.25% PIK	10/9/2015	72.3	72.3
					244.0	237.7
Mavis Tire Express Services Corp. and Mavis Tire Express Services TopCo, L.P. (15)	Auto parts retailer	Second lien senior secured loan ($153.9 par due 3/2026)	8.50% (Libor + 7.50%/Q)	3/20/2018	152.3	153.9	(2)(11)
		Second lien senior secured loan ($1.4 par due 3/2026)	8.50% (Libor + 7.50%/Q)	3/20/2018	1.4	1.4	(2)(11)
		Second lien senior secured loan ($23.3 par due 3/2026)	9.00% (Libor + 8.00%/Q)	10/15/2019	23.3	23.3	(2)(11)
		Class A units (12,400,000 units)		3/20/2018	12.4	19.0	(2)
					189.4	197.6
SK SPV IV, LLC	Collision repair site operator	Series A common stock (12,500 units)		8/18/2014	0.6	1.4	(2)
		Series B common stock (12,500 units)		8/18/2014	0.6	1.4	(2)
					1.2	2.8
Wand Newco 3, Inc.	Collision repair company	Second lien senior secured loan ($180.2 par due 2/2027)	7.40% (Libor + 7.25%/M)	2/5/2019	177.8	174.8	(2)
					862.6	848.5		11.82%
Power Generation
Beacon RNG LLC	Owner of natural gas facilities	Class B units (35,000,000 units)		3/11/2019	35.0	39.3
CPV Maryland Holding Company II, LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($66.2 par due 3/2021)	14.00% PIK	8/8/2014	61.6	61.6	(2)
DGH Borrower LLC	Developer, owner and operator of quick start, small-scale natural gas-fired power generation projects	First lien senior secured loan ($50.3 par due 6/2023)	8.25% (Libor + 7.25%/Q)	6/8/2018	50.3	45.7	(2)(11)
Green Energy Partners, Stonewall LLC and Panda Stonewall Intermediate Holdings II LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($14.4 par due 11/2021)	6.50% (Libor + 5.50%/Q)	11/13/2014	14.3	13.1	(2)(11)
		Senior subordinated loan ($134.2 par due 12/2021)		11/13/2014	132.1	87.3	(2)(10)
					146.4	100.4
Heelstone Renewable Energy, LLC (5)(15)	Provider of cloud based IT solutions, infrastructure and services	Preferred equity (2,700,000 shares)		6/28/2019	29.4	29.7
Hummel Station LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($0.9 par due 10/2022)	7.00% (Libor + 6.00%/M)	12/10/2020	0.9	0.9	(2)(11)(18)
Navisun LLC and Navisun Holdings LLC (5)(15)	Owner and operater of commercial and industrial solar projects	First lien senior secured loan ($52.6 par due 11/2023)	8.00% PIK	11/15/2017	52.6	52.6	(2)
		First lien senior secured loan ($14.6 par due 11/2023)	9.00% PIK	3/7/2019	14.6	14.6	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2020
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($39.1 par due 11/2023)	5.00% Cash, 3.00% PIK	8/15/2019	39.1	39.1	(2)
		Series A preferred units (1,000 units)	10.50% PIK	11/15/2017	12.6	12.6
		Class A units (550 units)		11/15/2017	—	0.3
					118.9	119.2
Panda Temple Power, LLC and T1 Power Holdings LLC (4)	Gas turbine power generation facilities operator	Second lien senior secured loan ($4.5 par due 2/2023)	9.00% PIK (Libor + 8.00%/M)	3/6/2015	4.5	4.5	(2)(11)
		Class A Common units (616,122 shares)		3/6/2015	15.0	14.1
					19.5	18.6
PERC Holdings 1 LLC	Operator of recycled energy, combined heat and power, and energy efficiency facilities	Class B common units (21,653,543 units)		10/20/2014	0.6	12.7	(2)
PosiGen Backleverage, LLC and PosiGen, Inc. (15)	Seller and leaser of solar power systems for residential and commercial customers	First lien senior secured loan ($43.8 par due 1/2023)	10.50% (Libor + 7.00% Cash, 1.50% PIK/Q)	9/29/2020	42.9	43.0	(2)(11)
		First lien senior secured loan ($1.9 par due 1/2023)	15.00% (Libor + 7.00% Cash, 6.00% PIK/M)	9/29/2020	1.9	1.9	(2)(11)
		Warrant to purchase up to 78,632 shares of common stock (expires 1/2027)		1/29/2020	—	—	(2)
					44.8	44.9
Riverview Power LLC	Operator of natural gas and oil fired power generation facilities	First lien senior secured loan ($76.6 par due 12/2022)	9.00% (Libor + 8.00%/Q)	12/29/2016	75.8	76.6	(2)(11)
SE1 Generation, LLC	Solar power developer	Senior subordinated loan ($55.6 par due 12/2022)	5.50% Cash, 4.00% PIK	12/17/2019	55.6	54.5	(2)
Sunrun Atlas Depositor 2019-2, LLC and Sunrun Atlas Holdings 2019-2, LLC	Residential solar energy provider	First lien senior secured loan ($0.1 par due 2/2055)	3.61%	10/28/2019	0.1	0.1	(2)
		Senior subordinated loan ($137.0 par due 11/2025)	8.75% (Libor + 2.75% Cash, 4.00% PIK/Q)	11/26/2019	137.0	137.0	(2)(11)
					137.1	137.1
Sunrun Xanadu Issuer 2019-1, LLC and Sunrun Xanadu Holdings 2019-1, LLC	Residential solar energy provider	First lien senior secured loan ($0.4 par due 6/2054)	3.98%	6/7/2019	0.4	0.4	(2)
		Senior subordinated loan ($66.9 par due 7/2030)	8.75% (Libor + 2.75% Cash, 4.00% PIK/Q)	6/27/2019	66.9	66.9	(2)(11)
					67.3	67.3
					843.2	808.5		11.27%
Capital Goods
AEP Holdings, Inc. and Arrowhead Holdco Company (15)	Distributor of non-discretionary, mission-critical aftermarket replacement parts	First lien senior secured loan ($7.7 par due 11/2025)	6.75% (Libor + 5.75%/Q)	12/31/2020	7.7	7.5	(2)(11)
		First lien senior secured loan ($17.1 par due 11/2025)	6.75% (Euribor + 5.75%/Q)	11/17/2020	16.6	16.8	(2)(11)
		Common stock (3,467 shares)		8/31/2015	3.5	3.4	(2)
					27.8	27.7
Cadence Aerospace, LLC (15)	Aerospace precision components manufacturer	First lien senior secured revolving loan ($14.2 par due 11/2022)	9.50% (Libor + 3.25% Cash, 5.25% PIK/Q)	11/14/2017	14.2	12.8	(2)(11)(14)
		First lien senior secured revolving loan ($0.4 par due 11/2023)	9.50% (Libor + 3.25% Cash, 5.25% PIK/Q)	7/22/2020	0.4	0.3	(2)(11)
		First lien senior secured loan ($31.7 par due 11/2023)	9.50% (Libor + 3.25% Cash, 5.25% PIK/Q)	11/14/2017	31.5	28.5	(2)(11)
		First lien senior secured loan ($9.9 par due 11/2023)	9.50% (Libor + 3.25% Cash, 5.25% PIK/Q)	7/5/2018	9.9	8.9	(2)(11)
		First lien senior secured loan ($12.0 par due 11/2023)	9.50% (Libor + 3.25% Cash, 5.25% PIK/Q)	10/31/2019	12.0	10.8	(2)(11)
		First lien senior secured loan ($7.9 par due 11/2023)	9.50% (Libor + 3.25% Cash, 5.25% PIK/Q)	2/12/2020	7.9	7.1	(2)(11)
		First lien senior secured loan ($1.7 par due 11/2023)	9.50% (Libor + 3.25% Cash, 5.25% PIK/Q)	7/31/2020	1.6	1.5	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2020
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					77.5	69.9
Creation Holdings Inc. (15)	Manufacturer of electrical systems	First lien senior secured revolving loan ($4.4 par due 8/2024)	6.75% (Libor + 5.75%/M)	8/15/2019	4.4	4.3	(2)(6)(11)(14)
		First lien senior secured loan ($17.6 par due 8/2025)	6.75% (Libor + 5.75%/Q)	8/15/2019	17.5	17.3	(2)(6)(11)
		First lien senior secured loan ($6.7 par due 8/2025)	6.75% (Libor + 5.75%/Q)	8/15/2019	6.7	6.5	(6)(11)
					28.6	28.1
DFS Holding Company, Inc.	Distributor of maintenance, repair, and operations parts, supplies, and equipment to the foodservice industry	First lien senior secured loan ($168.6 par due 8/2023)	8.50% (Libor + 6.00% Cash, 1.50% PIK/M)	7/26/2017	168.6	158.5	(2)(11)
		First lien senior secured loan ($4.3 par due 8/2023)	8.50% (Libor + 6.00% Cash, 1.50% PIK/M)	3/1/2017	4.3	4.1	(2)(11)
		First lien senior secured loan ($0.7 par due 8/2023)	8.50% (Libor + 6.00% Cash, 1.50% PIK/M)	5/22/2020	0.7	0.6	(2)(11)
		First lien senior secured loan ($0.7 par due 2/2022)	8.50% (Libor + 6.00% Cash, 1.50% PIK/M)	5/22/2020	0.7	0.6	(2)(11)
		First lien senior secured loan ($1.6 par due 8/2023)	8.50% (Libor + 6.00% Cash, 1.50% PIK/M)	5/22/2020	1.6	1.5	(2)(11)
					175.9	165.3
Dynamic NC Aerospace Holdings, LLC and Dynamic NC Investment Holdings, LP (15)	Provider of aerospace technology and equipment	First lien senior secured revolving loan ($0.7 par due 12/2025)	8.75% (Base Rate + 5.50%/Q)	12/30/2020	0.7	0.7	(2)(11)
		First lien senior secured loan ($26.0 par due 12/2026)	8.75% (Base Rate + 5.50%/Q)	12/30/2020	26.0	25.8	(2)(11)
		Common units (9,773,000 units)		12/30/2020	9.8	9.8
					36.5	36.3
ESCP PPG Holdings, LLC (4)	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	Class A units (3,500,000 units)		12/14/2016	3.5	3.1	(2)
Flow Control Solutions, Inc. (15)	Distributor and manufacturer of flow control systems components	First lien senior secured loan ($10.8 par due 11/2024)	6.75% (Libor + 5.75%/Q)	11/21/2018	10.8	10.8	(2)(11)
		First lien senior secured loan ($9.5 par due 11/2024)	6.75% (Libor + 5.75%/Q)	11/21/2018	9.5	9.5	(2)(11)
					20.3	20.3
Harvey Tool Company, LLC (15)	Manufacturer of cutting tools used in the metalworking industry	First lien senior secured revolving loan		10/12/2017	—	—	(13)
		First lien senior secured loan ($32.0 par due 10/2024)	5.75% (Libor + 4.75%/Q)	11/30/2020	32.0	32.0	(2)(11)
		First lien senior secured loan ($30.0 par due 10/2024)	5.75% (Libor + 4.75%/Q)	10/12/2017	30.0	30.0	(2)(11)
		Second lien senior secured loan ($43.7 par due 10/2025)	9.50% (Libor + 8.50%/Q)	10/12/2017	43.7	43.7	(2)(11)
					105.7	105.7
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation (5)	Provider of high-speed intelligent document scanning hardware and software	Senior subordinated loan ($8.3 par due 6/2022)	14.00%	1/3/2017	8.2	8.3	(2)
		Senior subordinated loan ($8.3 par due 6/2022)	14.00%	1/3/2017	8.2	8.3	(2)
		Series A preferred stock (73,804,135 shares)		1/3/2017	1.2	26.9
		Class A common stock (48,082 shares)		1/3/2017	—	0.1
		Class B common stock (431,055 shares)		1/3/2017	0.1	0.9
					17.7	44.5
Kene Acquisition, Inc. and Kene Holdings, L.P. (15)	National utility services firm providing engineering and consulting services to natural gas, electric power and other energy and industrial end markets	First lien senior secured revolving loan		8/8/2019	—	—	(13)
		First lien senior secured loan ($51.5 par due 8/2026)	5.25% (Libor + 4.25%/Q)	8/8/2019	51.5	51.0	(2)(11)
		Class A units (4,549,000 units)		8/8/2019	4.5	4.3	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2020
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					56.0	55.3
LTG Acquisition, Inc.	Designer and manufacturer of display, lighting and passenger communication systems for mass transportation markets	Class A membership units (5,000 units)		1/3/2017	5.1	—
MB Aerospace Holdings II Corp.	Aerospace engine components manufacturer	Second lien senior secured loan ($68.4 par due 1/2026)	10.00% (Libor + 9.00%/Q)	1/22/2018	68.4	61.6	(2)(11)
		Second lien senior secured loan ($23.6 par due 1/2026)	10.00% (Libor + 9.00%/Q)	5/28/2019	23.6	21.3	(2)(11)
					92.0	82.9
NCWS Intermediate, Inc. and NCWS Holdings LP (15)	Manufacturer and supplier of car wash equipment, parts and supplies to the conveyorized car wash market	First lien senior secured loan ($144.1 par due 12/2026)	7.50% (Libor + 6.50%/Q)	12/29/2020	144.1	142.7	(2)(11)
		Class A-2 common units (10,000,000 units)		12/29/2020	10.0	10.0	(2)
					154.1	152.7
Radius Aerospace, Inc. and Radius Aerospace Europe Limited (15)	Metal fabricator in the aerospace industry	First lien senior secured revolving loan ($0.2 par due 3/2025)	6.75% (Libor + 5.75%/Q)	3/29/2019	0.2	0.2	(2)(11)
		First lien senior secured revolving loan ($1.1 par due 3/2025)	6.75% (GBP Libor + 5.75%/Q)	11/14/2019	1.0	1.0	(2)(6)(11)
					1.2	1.2
Star US Bidco LLC (15)	Manufacturer of pumps, compressors and other highly-engineered equipment for mission-critical applications	First lien senior secured revolving loan		3/17/2020	—	—	(13)
Sunk Rock Foundry Partners LP, Hatteras Electrical Manufacturing Holding Company and Sigma Electric Manufacturing Corporation (15)	Manufacturer of metal castings, precision machined components and sub-assemblies in the electrical products, power transmission and distribution and general industrial markets	First lien senior secured revolving loan ($2.5 par due 10/2022)	7.25% (Libor + 6.25%/Q)	10/31/2017	2.5	2.5	(2)(11)(14)
					804.4	795.5		11.08%
Insurance Services
Alera Group Intermediate Holdings, Inc.	Insurance service provider	Second lien senior secured loan ($26.2 par due 3/2026)	8.65% (Libor + 8.50%/M)	3/5/2019	26.2	26.2	(2)
		Second lien senior secured loan ($24.4 par due 3/2026)	8.65% (Libor + 8.50%/M)	3/5/2019	24.4	24.4	(2)
					50.6	50.6
Amynta Agency Borrower Inc. and Amynta Warranty Borrower Inc.	Insurance service provider	First lien senior secured loan ($13.3 par due 2/2025)	4.65% (Libor + 4.50%/M)	12/21/2018	13.3	12.9	(2)
AQ Sunshine, Inc. (15)	Specialized insurance broker	First lien senior secured loan ($8.7 par due 4/2025)	7.00% (Libor + 6.00%/Q)	4/15/2019	8.7	8.7	(2)(11)
		First lien senior secured loan ($9.5 par due 4/2025)	7.00% (Libor + 6.00%/Q)	10/29/2020	9.5	9.5	(2)(11)
					18.2	18.2
Ardonagh Midco 2 plc and Ardonagh Midco 3 plc (15)	Insurance broker and underwriting servicer	First lien senior secured loan ($2.4 par due 7/2026)	8.25% (GBP Libor + 7.50%/Q)	6/26/2020	2.3	2.4	(2)(6)(11)
		First lien senior secured loan ($68.7 par due 7/2026)	8.25% (GBP Libor + 7.50%/Q)	6/26/2020	63.1	68.7	(2)(6)(11)
		First lien senior secured loan ($7.8 par due 7/2026)	8.50% (Euribor + 7.50%/Q)	6/26/2020	7.3	7.8	(2)(6)(11)
		Senior subordinated loan ($1.1 par due 1/2027)	11.50%	6/26/2020	1.1	1.1	(2)(6)
					73.8	80.0
Benecon Midco II LLC and Locutus Holdco LLC (15)	Employee benefits provider for small and mid-size employers	First lien senior secured revolving loan ($1.8 par due 12/2026)	6.50% (Libor + 5.50%/Q)	12/4/2020	1.8	1.7	(2)(11)
		Common units (9,803,682 units)		12/4/2020	10.0	10.0	(2)
					11.8	11.7
Foundation Risk Partners, Corp. (15)	Full service independent insurance agency	First lien senior secured loan ($21.8 par due 11/2023)	5.75% (Libor + 4.75%/Q)	11/10/2017	21.8	21.8	(2)(11)
		First lien senior secured loan ($25.8 par due 11/2023)	5.75% (Libor + 4.75%/Q)	8/30/2019	25.8	25.8	(11)
		Second lien senior secured loan ($19.1 par due 11/2024)	9.50% (Libor + 8.50%/Q)	8/9/2018	19.1	19.1	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2020
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Second lien senior secured loan ($21.7 par due 11/2024)	9.50% (Libor + 8.50%/Q)	8/9/2018	21.7	21.7	(2)(11)
		Second lien senior secured loan ($27.4 par due 11/2024)	9.50% (Libor + 8.50%/Q)	5/1/2019	27.4	27.4	(2)(11)
		Second lien senior secured loan ($14.8 par due 11/2024)	9.50% (Libor + 8.50%/Q)	8/30/2019	14.8	14.8	(2)(11)
		Second lien senior secured loan ($27.5 par due 11/2024)	9.50% (Libor + 8.50%/Q)	11/10/2017	27.5	27.5	(2)(11)
					158.1	158.1
K2 Insurance Services, LLC and K2 Holdco LP (15)	Specialty insurance and managing general agency	First lien senior secured revolving loan		7/1/2019	—	—	(13)
		First lien senior secured loan ($51.5 par due 7/2024)	6.00% (Libor + 5.00%/Q)	7/1/2019	51.5	51.5	(2)(11)
		First lien senior secured loan ($10.5 par due 7/2024)	6.00% (Libor + 5.00%/M)	7/1/2019	10.5	10.5	(2)(11)
		Common units (799,000 units)		7/1/2019	0.8	1.5	(2)
					62.8	63.5
NSM Insurance Group, LLC	Insurance program administrator	First lien senior secured loan ($12.9 par due 5/2026)	7.00% (Libor + 5.75%/Q)	5/11/2018	12.9	12.9	(2)(11)
RSC Acquisition, Inc. and RSC Insurance Brokerage, Inc. (15)	Insurance broker	First lien senior secured revolving loan		11/1/2019	—	—	(13)
		First lien senior secured loan ($43.1 par due 10/2026)	6.50% (Libor + 5.50%/Q)	11/1/2019	43.1	42.7	(2)(11)
					43.1	42.7
SCM Insurance Services Inc. (15)	Provider of claims management, claims investigation & support and risk management solutions for the Canadian property and casualty insurance industry	First lien senior secured loan ($20.5 par due 8/2024)	6.00% (CDOR + 5.00%/M)	8/29/2017	20.8	20.1	(2)(6)(11)
		Second lien senior secured loan ($59.6 par due 3/2025)	10.00% (CDOR + 9.00%/M)	8/29/2017	60.5	58.4	(2)(6)(11)
					81.3	78.5
SG Acquisition, Inc.	Provider of insurance solutions for car sales	First lien senior secured loan ($38.6 par due 1/2027)	5.90% (Libor + 5.75%/M)	1/27/2020	38.6	38.6	(2)
Spring Insurance Solutions, LLC (15)	Technology-based direct to consumer sales and marketing platform for insurance products	First lien senior secured loan ($19.0 par due 11/2025)	7.50% (Libor + 6.50%/Q)	11/23/2020	19.0	18.8	(2)(11)
THG Acquisition, LLC (15)	Multi-line insurance broker	First lien senior secured revolving loan		12/2/2019	—	—	(13)
		First lien senior secured loan ($0.9 par due 12/2026)	7.00% (Libor + 6.00%/Q)	12/15/2020	0.9	0.9	(2)(11)
		First lien senior secured loan ($10.0 par due 12/2026)	6.75% (Libor + 5.75%/Q)	12/2/2019	10.0	9.9	(2)(11)
		First lien senior secured loan ($17.7 par due 12/2026)	7.00% (Libor + 6.00%/Q)	12/15/2020	17.7	17.7	(2)(11)
					28.6	28.5
					612.1	615.0		8.57%
Energy
Birch Permian, LLC	Operator of private exploration oil and production company	Second lien senior secured loan ($88.3 par due 4/2023)	9.50% (Libor + 8.00%/Q)	4/12/2019	87.7	81.2	(2)(11)
Cheyenne Petroleum Company Limited Partnership, CPC 2001 LLC and Mill Shoals LLC	Private oil exploration and production company	Second lien senior secured loan ($63.1 par due 1/2024)	10.50% (Libor + 8.50%/Q)	7/10/2019	63.1	52.4	(2)(11)
Murchison Oil and Gas, LLC and Murchison Holdings, LLC	Exploration and production company	First lien senior secured loan ($6.8 par due 10/2023)	11.00% (Libor + 9.00%/Q)	9/19/2019	6.7	6.8	(2)(11)
		First lien senior secured loan ($38.3 par due 10/2023)	10.00% (Libor + 8.00%/Q)	9/19/2019	38.3	38.0	(2)(11)
		Preferred units (21,667 units)	8.00%	10/26/2018	23.5	20.8
					68.5	65.6
Penn Virginia Holding Corp.	Exploration and production company	Second lien senior secured loan ($90.1 par due 9/2022)	8.00% (Libor + 7.00%/M)	9/28/2017	90.1	84.7	(2)(6)(11)
Sundance Energy, Inc.	Oil and gas producer	Second lien senior secured loan ($61.3 par due 4/2023)		4/23/2018	58.6	36.8	(2)(10)
VPROP Operating, LLC and V SandCo, LLC (5)(15)	Sand-based proppant producer and distributor to the oil and natural gas industry	First lien senior secured loan ($5.4 par due 11/2024)	11.00% PIK	11/6/2020	5.4	5.4	(2)(11)
		First lien senior secured loan ($4.9 par due 11/2024)	11.00% PIK	6/12/2020	4.9	4.9	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2020
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($22.5 par due 11/2024)	11.00% PIK	3/1/2017	22.5	22.5	(2)(11)
		Class A units (347,900 units)		11/6/2020	32.8	34.4	(2)
					65.6	67.2
					433.6	387.9		5.41%
Food & Beverage
American Seafoods Group LLC and American Seafoods Partners LLC	Harvester and processor of seafood	Class A units (77,922 units)		8/19/2015	0.1	0.2	(2)
		Warrant to purchase up to 7,422,078 Class A units (expires 8/2035)		8/19/2015	7.4	17.5	(2)
					7.5	17.7
Bragg Live Food Products, LLC and SPC Investment Co., L.P. (4)(15)	Health food company	First lien senior secured revolving loan ($1.2 par due 12/2025)	6.75% (Libor + 5.75%/Q)	3/11/2019	1.2	1.2	(2)(11)
		First lien senior secured loan ($39.8 par due 12/2025)	6.75% (Libor + 5.75%/Q)	12/28/2020	39.8	39.8	(2)(11)
		Common units (14,850 units)		3/11/2019	14.9	14.3	(2)
					55.9	55.3
CHG PPC Parent LLC	Diversified food products manufacturer	Second lien senior secured loan ($60.5 par due 3/2026)	7.65% (Libor + 7.50%/M)	3/30/2018	60.5	60.5	(2)
		Second lien senior secured loan ($34.1 par due 3/2026)	7.90% (Libor + 7.75%/M)	1/31/2019	34.1	34.1	(2)
					94.6	94.6
Ferraro Fine Foods Corp. and Italian Fine Foods Holdings L.P. (15)	Specialty Italian food distributor	First lien senior secured loan ($9.3 par due 5/2024)	5.25% (Libor + 4.25%/Q)	5/9/2018	9.3	9.3	(2)(11)
		First lien senior secured loan ($0.5 par due 5/2024)	5.25% (Libor + 4.25%/Q)	12/7/2018	0.5	0.5	(2)(11)
		First lien senior secured loan ($2.8 par due 5/2024)	5.25% (Libor + 4.25%/Q)	5/10/2019	2.8	2.8	(2)(11)
		Class A common units (2,724,000 units)		5/9/2018	2.7	4.1	(2)
					15.3	16.7
Gehl Foods, LLC and GF Parent LLC	Producer of low-acid, aseptic food and beverage products	Class A preferred units (2,940 units)		5/13/2015	2.9	—	(2)
		Class A common units (60,000 units)		5/13/2015	0.1	—	(2)
		Class B common units (0.26 units)		5/13/2015	—	—	(2)
					3.0	—
Hometown Food Company (15)	Food distributor	First lien senior secured revolving loan ($0.5 par due 8/2023)	6.25% (Libor + 5.00%/M)	8/31/2018	0.5	0.5	(2)(11)(14)
KC Culinarte Intermediate, LLC	Manufacturer of fresh refrigerated and frozen food products	First lien senior secured loan ($25.8 par due 8/2025)	4.75% (Libor + 3.75%/M)	1/24/2020	25.8	22.2	(2)(11)
		Second lien senior secured loan ($35.7 par due 8/2026)	8.75% (Libor + 7.75%/M)	8/24/2018	35.7	29.6	(2)(11)
					61.5	51.8
NECCO Holdings, Inc. and New England Confectionery Company, Inc. (5)(15)	Producer and supplier of candy	First lien senior secured revolving loan ($19.9 par due 1/2018)		1/3/2017	7.9	2.9	(10)
		First lien senior secured loan ($11.6 par due 11/2021)		1/3/2017	0.9	1.6	(10)
		First lien senior secured loan ($2.2 par due 8/2018)		11/20/2017	2.1	—	(10)
		First lien senior secured loan ($0.7 par due 11/2018)		11/20/2017	0.7	0.1	(10)
		Common stock (860,189 shares)		1/3/2017	0.9	—
					12.5	4.6
RF HP SCF Investor, LLC	Branded specialty food company	Membership interest (10.08% interest)		12/22/2016	12.5	16.9	(2)(6)
Sovos Brands Intermediate, Inc. (15)	Food and beverage platform	First lien senior secured loan ($6.7 par due 11/2025)	4.96% (Libor + 4.75%/Q)	11/20/2018	6.7	6.7	(2)
Teasdale Foods, Inc. and Familia Group Holdings Inc. (15)	Provider of beans, sauces and hominy to the retail, foodservice and wholesale channels	First lien senior secured loan ($79.0 par due 12/2025)	7.25% (Libor + 6.25%/Q)	12/18/2020	79.0	77.4	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2020
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Warrant to purchase up to 57,827 shares of common stock (expires 2/2034)		2/4/2019	—	—	(2)
					79.0	77.4
					349.0	342.2		4.77%
Retailing & Distribution
Blue Angel Buyer 1, LLC and Blue Angel Holdco, LLC (4)(15)	Distributor of OEM appliance aftermarket parts	First lien senior secured revolving loan		1/2/2019	—	—	(13)
		First lien senior secured loan ($5.3 par due 1/2026)	5.25% (Libor + 4.25%/Q)	2/20/2020	5.3	5.3	(2)(11)
		Class A preferred units (46,359 units)	8.00% PIK	1/2/2019	4.3	22.7	(2)
					9.6	28.0
Chariot Acquisition, LLC	Manufacturer of aftermarket golf cart parts and accessories	First lien senior secured loan ($26.2 par due 9/2021)	7.25% (Libor + 6.25%/Q)	1/3/2017	26.1	26.2	(2)(11)
Display Holding Company, Inc., Saldon Holdings, Inc. and Fastsigns Holdings Inc. (15)	Provider of visual communications solutions	First lien senior secured revolving loan		3/13/2019	—	—	(13)
		First lien senior secured loan ($16.2 par due 3/2025)	6.65% (Libor + 5.65%/M)	3/13/2019	16.2	16.2	(2)(11)
		First lien senior secured loan ($2.6 par due 3/2025)	6.65% (Libor + 5.65%/M)	8/27/2019	2.6	2.6	(2)(11)
		Common units (600 units)		3/13/2019	0.6	0.8	(2)
					19.4	19.6
GPM Investments, LLC and ARKO Corp.	Convenience store operator	First lien senior secured loan ($27.4 par due 3/2027)	6.25% (Libor + 4.75%/Q)	2/28/2020	27.4	27.4	(2)(11)
		First lien senior secured loan ($26.0 par due 3/2027)	6.25% (Libor + 4.75%/Q)	2/28/2020	26.0	26.0	(11)
		Common stock (2,088,478 shares)		12/22/2020	19.8	17.4	(2)
		Warrant to purchase up to 1,088,780 common stock (expires 12/2025)		12/22/2020	1.6	1.6	(2)
					74.8	72.4
McKenzie Creative Brands, LLC (15)	Designer, manufacturer and distributor of hunting-related supplies	First lien senior secured loan ($84.5 par due 9/2023)	6.75% (Libor + 5.75%/Q)	9/18/2014	84.5	84.5	(2)(8)(11)
		First lien senior secured loan ($5.5 par due 9/2023)	6.75% (Libor + 5.75%/Q)	9/18/2014	5.5	5.5	(2)(11)
					90.0	90.0
Pine Holdings, Inc.	Retailer of fine and artisanal paper products	Class A common stock (36,364 shares)		9/23/2013	6.0	—	(2)
Reddy Ice LLC (15)	Packaged ice manufacturer and distributor	First lien senior secured revolving loan		7/1/2019	—	—	(13)
		First lien senior secured loan ($57.1 par due 7/2025)	7.50% (Libor + 6.50%/Q)	7/1/2019	57.1	56.0	(2)(11)
		First lien senior secured loan ($3.8 par due 7/2025)	7.50% (Libor + 6.50%/Q)	7/1/2019	3.8	3.7	(2)(11)
					60.9	59.7
SCIH Salt Holdings Inc. (15)	Salt and packaged ice melt manufacturer and distributor	First lien senior secured revolving loan ($0.1 par due 3/2025)	6.25% (Base Rate + 3.00%/M)	3/16/2020	0.1	0.1	(2)(11)(14)(18)
		First lien senior secured revolving loan ($2.3 par due 3/2025)	5.00% (Libor + 4.00%/M)	3/16/2020	2.2	2.3	(2)(11)(14)(18)
					2.3	2.4
					289.1	298.3		4.16%
Materials
Genomatica, Inc.	Developer of a biotechnology platform for the production of chemical products	Warrant to purchase 322,422 shares of Series D preferred stock (expires 3/2023)		3/28/2013	—	—	(2)
Halex Holdings, Inc. (5)	Manufacturer of flooring installation products	Common stock (51,853 shares)		1/3/2017	—	—
H-Food Holdings, LLC and Matterhorn Parent, LLC	Food contract manufacturer	Second lien senior secured loan ($73.0 par due 3/2026)	7.15% (Libor + 7.00%/M)	11/25/2018	73.0	73.0	(2)
		Common units (5,827 units)		11/25/2018	5.8	4.9
					78.8	77.9

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2020
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
IntraPac International LLC and IntraPac Canada Corporation (15)	Manufacturer of diversified packaging solutions and plastic injection molded products	First lien senior secured revolving loan ($7.7 par due 1/2025)	6.00% (Libor + 5.75%/Q)	1/11/2019	7.7	7.6	(2)
		First lien senior secured loan ($7.0 par due 1/2026)	6.00% (Libor + 5.75%/Q)	1/11/2019	7.0	6.8	(2)
		First lien senior secured loan ($21.4 par due 1/2026)	6.00% (Libor + 5.75%/Q)	1/11/2019	21.4	21.0	(6)
					36.1	35.4
Nelipak Holding Company, Nelipak European Holdings Cooperatief U.A., KNPAK Holdings, LP and PAKNK Netherlands Treasury B.V. (15)	Manufacturer of thermoformed packaging for medical devices	First lien senior secured revolving loan ($0.3 par due 7/2024)	5.25% (Libor + 4.25%/Q)	7/2/2019	0.3	0.3	(2)(11)
		First lien senior secured loan ($15.2 par due 7/2026)	5.25% (Libor + 4.25%/Q)	7/2/2019	15.2	14.7	(2)(11)
		First lien senior secured loan ($5.6 par due 7/2026)	4.50% (Euribor + 4.50%/Q)	7/2/2019	5.2	5.4	(2)(6)
		First lien senior secured loan ($26.5 par due 7/2026)	4.50% (Euribor + 4.50%/Q)	8/8/2019	24.3	25.7	(2)(6)
		Class A units (6,762,668 units)		7/2/2019	6.8	4.7	(2)
					51.8	50.8
Novipax Buyer, L.L.C. and Novipax Parent Holding Company, L.L.C.	Developer and manufacturer of absorbent pads for food products	First lien senior secured loan ($24.1 par due 12/2026)	6.75% (Libor + 5.75%/Q)	12/1/2020	24.1	23.9	(11)
		Class A preferred units (4,772 units)	10.00% PIK	12/1/2020	4.8	4.8	(2)
		Class C units (4,772 units)		12/1/2020	—	—	(2)
					28.9	28.7	(2)
Plaskolite PPC Intermediate II LLC and Plaskolite PPC Blocker LLC	Manufacturer of specialized acrylic and polycarbonate sheets	First lien senior secured loan ($12.2 par due 12/2025)	5.25% (Libor + 4.25%/Q)	12/14/2018	12.0	12.2	(11)
		Second lien senior secured loan ($55.7 par due 12/2026)	8.75% (Libor + 7.75%/Q)	12/14/2018	55.7	55.7	(2)(11)
		Co-Invest units (5,969 units)		12/14/2018	0.6	0.9	(2)
					68.3	68.8
SCI PH Parent, Inc.	Industrial container manufacturer, reconditioner and servicer	Series B shares (11.4764 shares)		8/24/2018	1.1	1.0	(2)
TWH Infrastructure Industries, Inc. (15)	Provider of engineered products used in the trenchless rehabilitation of wastewater infrastructure	First lien senior secured revolving loan ($0.1 par due 4/2025)	5.76% (Libor + 5.50%/Q)	4/9/2019	0.1	—	(2)
		First lien senior secured loan ($6.5 par due 4/2025)	5.76% (Libor + 5.50%/Q)	4/9/2019	6.5	6.1	(2)
					6.6	6.1
					271.6	268.7		3.74%
Pharmaceuticals, Biotechnology & Life Sciences
Alcami Corporation and ACM Holdings I, LLC (15)	Outsourced drug development services provider	First lien senior secured loan ($29.5 par due 7/2025)	4.40% (Libor + 4.25%/M)	7/12/2018	29.4	27.7	(2)
		Second lien senior secured loan ($77.5 par due 7/2026)	8.15% (Libor + 8.00%/M)	7/12/2018	77.0	67.4	(2)
		Common units (3,663,533 units)		7/12/2018	35.0	10.4	(2)
					141.4	105.5
NMC Skincare Intermediate Holdings II, LLC (15)	Developer, manufacturer and marketer of skincare products	First lien senior secured revolving loan ($5.8 par due 10/2024)	6.00% (Libor + 5.00%/M)	10/31/2018	5.8	5.6	(2)(11)(14)
		First lien senior secured loan ($24.4 par due 10/2024)	6.00% (Libor + 5.00%/M)	10/31/2018	24.4	23.7	(2)(11)
		First lien senior secured loan ($8.2 par due 10/2024)	6.00% (Libor + 5.00%/M)	10/31/2018	8.2	8.0	(11)
					38.4	37.3
North American Science Associates, Inc. and Cardinal Topco Holdings, L.P. (15)	Contract research organization providing research and development and testing of medical devices	First lien senior secured loan ($7.9 par due 9/2026)	7.25% (Libor + 6.25%/Q)	9/15/2020	7.9	7.8	(2)(11)
		First lien senior secured loan ($48.4 par due 9/2026)	7.25% (Libor + 6.25%/Q)	9/15/2020	48.4	47.9	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2020
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Class A preferred units (15,431 units)	8.00% PIK	9/15/2020	15.8	22.0	(2)
					72.1	77.7
TerSera Therapeutics LLC (15)	Acquirer and developer of specialty therapeutic pharmaceutical products	First lien senior secured revolving loan		11/20/2019	—	—	(13)
		First lien senior secured loan ($5.1 par due 3/2025)	6.60% (Libor + 5.60%/Q)	5/3/2017	5.1	5.1	(2)(11)
		First lien senior secured loan ($2.1 par due 3/2025)	6.60% (Libor + 5.60%/Q)	9/27/2018	2.1	2.1	(2)(11)
		First lien senior secured loan ($1.8 par due 3/2025)	6.60% (Libor + 5.60%/Q)	4/1/2019	1.8	1.8	(2)(11)
					9.0	9.0
Vertice Pharma UK Parent Limited	Manufacturer and distributor of generic pharmaceutical products	Preferred shares (40,662 shares)		12/21/2015	0.3	0.1	(6)
					261.2	229.6		3.20%
Household & Personal Products
Plantation Products, LLC, Seed Holdings, Inc. and Flora Parent, Inc.	Provider of branded lawn and garden products	Second lien senior secured loan ($66.0 par due 5/2023)	9.25% (Libor + 8.25%/M)	12/23/2014	65.9	66.0	(2)(11)
		Common stock (30,000 shares)		12/23/2014	3.0	9.4	(2)
					68.9	75.4
Rug Doctor, LLC and RD Holdco Inc. (5)	Manufacturer and marketer of carpet cleaning machines	Second lien senior secured loan ($19.6 par due 5/2023)	11.25% (Libor + 9.75%/Q)	1/3/2017	19.6	19.6	(2)(11)
		Common stock (458,596 shares)		1/3/2017	14.0	—
		Warrant to purchase up to 56,372 shares of common stock (expires 12/2023)		1/3/2017	—	—
					33.6	19.6
Walnut Parent, Inc.	Manufacturer of natural solution pest and animal control products	First lien senior secured loan ($24.8 par due 11/2027)	6.50% (Libor + 5.50%/M)	11/9/2020	24.8	24.5	(11)
					127.3	119.5		1.66%
Technology Hardware & Equipment
DRB Holdings, LLC (15)	Provider of integrated technology solutions to car wash operators	First lien senior secured loan ($23.2 par due 10/2023)	6.50% (Libor + 5.50%/Q)	10/6/2017	23.2	23.2	(2)(11)
		First lien senior secured loan ($7.5 par due 10/2023)	6.50% (Libor + 5.50%/Q)	12/18/2020	7.5	7.5	(2)(11)
					30.7	30.7
Everspin Technologies, Inc.	Designer and manufacturer of computer memory solutions	Warrant to purchase up to 18,461 shares of common stock (expires 10/2026)		10/7/2016	0.4	—	(2)
Micromeritics Instrument Corp. (15)	Scientific instrument manufacturer	First lien senior secured revolving loan ($4.0 par due 12/2025)	6.00% (Libor + 5.00%/Q)	12/18/2019	4.0	3.7	(2)(11)(14)
		First lien senior secured loan ($32.4 par due 12/2025)	6.00% (Libor + 5.00%/Q)	12/18/2019	32.4	30.4	(2)(11)
					36.4	34.1
Wildcat BuyerCo, Inc. and Wildcat Parent, LP (15)	Provider and supplier of electrical components for commercial and industrial applications	First lien senior secured revolving loan		2/27/2020	—	—	(13)
		First lien senior secured loan ($18.3 par due 2/2026)	6.25% (Libor + 5.25%/Q)	2/27/2020	18.3	18.3	(2)(11)
		First lien senior secured loan ($3.5 par due 2/2026)	6.25% (Libor + 5.25%/Q)	2/27/2020	3.5	3.5	(2)(11)
		Limited partnership interests (17,655 interests)		2/27/2020	1.8	2.2	(2)
					23.6	24.0
					91.1	88.8		1.24%
Education
Excelligence Holdings Corp.	Developer, manufacturer and retailer of educational products	First lien senior secured loan ($9.4 par due 4/2023)	8.00% (Libor + 2.50% Cash, 4.50% PIK/Q)	4/17/2017	9.4	7.6	(2)(11)
Flinn Scientific, Inc. and WCI-Quantum Holdings, Inc. (15)	Distributor of instructional products, services and resources	First lien senior secured revolving loan ($0.9 par due 8/2023)	5.50% (Libor + 4.75%/Q)	8/31/2018	0.9	0.8	(2)(11)
		First lien senior secured loan ($30.3 par due 8/2023)	5.50% (Libor + 4.75%/Q)	7/26/2017	30.3	26.3	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2020
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($1.1 par due 8/2023)	5.50% (Libor + 4.75%/Q)	8/31/2018	1.1	1.0	(2)(11)
		Series A preferred stock (1,272 shares)		10/24/2014	0.7	0.9	(2)
					33.0	29.0
Infilaw Holding, LLC (15)	Operator of for-profit law schools	First lien senior secured revolving loan ($5.0 par due 9/2022)		8/25/2011	4.2	—	(2)(10)(14)
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	Private school operator	First lien senior secured loan ($17.3 par due 10/2022)	10.50% (Libor + 9.00%/Q)	3/12/2020	17.3	17.3	(2)(11)
		Senior preferred series A-1 shares (151,056 shares)		10/31/2015	98.1	15.0	(2)
		Series B preferred stock (348,615 shares)		8/5/2010	1.0	—	(2)
		Series B preferred stock (1,401,385 shares)		8/5/2010	4.0	—	(2)
		Series C preferred stock (517,942 shares)		6/7/2010	0.1	—	(2)
		Series C preferred stock (1,994,644 shares)		6/7/2010	0.5	—	(2)
		Common stock (4 shares)		6/7/2010	—	—	(2)
		Common stock (16 shares)		6/7/2010	—	—	(2)
					121.0	32.3
Primrose Holding Corporation (4)	Franchisor of education-based early childhood centers	Common stock (7,227 shares)		1/3/2017	4.6	14.1
					172.2	83.0		1.16%
Media & Entertainment
CMW Parent LLC (fka Black Arrow, Inc.)	Multiplatform media firm	Series A units (32 units)		9/11/2015	—	—	(2)
OUTFRONT Media Inc.	Provider of out-of-home advertising	Series A convertible perpetual preferred stock (25,000 shares)	7.00%	4/20/2020	25.0	35.7	(2)(6)
Production Resource Group, L.L.C. and PRG III, LLC (4)(15)	Provider of rental equipment, labor, production management, scenery, and other products to various entertainment end-markets	First lien senior secured loan ($31.6 par due 8/2024)	9.75% (Libor + 3.00% Cash, 5.50% PIK/Q)	8/21/2018	31.6	31.6	(2)(11)
		First lien senior secured loan ($9.1 par due 8/2024)	8.50% (Libor + 5.00% Cash, 2.50% PIK/Q)	7/31/2020	9.1	9.1	(2)(11)
		Class A units (113,617 units)		10/6/2020	4.9	5.1	(2)
					45.6	45.8
The Teaching Company Holdings, Inc.	Education publications provider	Preferred stock (10,663 shares)		9/29/2006	1.1	0.8	(2)
		Common stock (15,393 shares)		9/29/2006	—	—	(2)
					1.1	0.8
					71.7	82.3		1.15%
Telecommunication Services
Emergency Communications Network, LLC (15)	Provider of mission critical emergency mass notification solutions	First lien senior secured loan ($44.4 par due 6/2023)	8.75% (Libor + 2.625% Cash, 5.125% PIK/Q)	6/1/2017	44.3	39.5	(2)(11)
					44.3	39.5		0.55%
Real Estate
BW Landco LLC (5)	Real estate developer	Membership interest (100%)		7/5/2019	20.9	37.0
NECCO Realty Investments LLC (5)	Real estate holding company	Membership units (7,450 units)		1/3/2017	—	—
					20.9	37.0		0.51%
Food & Staples Retailing
DecoPac, Inc. (15)	Supplier of cake decorating solutions and products to in-store bakeries	First lien senior secured revolving loan		9/29/2017	—	—	(13)
FS Squared Holding Corp. and FS Squared, LLC (15)	Provider of on-site vending and micro market solutions	First lien senior secured revolving loan		3/28/2019	—	—	(13)
		First lien senior secured loan ($1.4 par due 3/2025)	5.40% (Libor + 5.25%/M)	3/28/2019	1.4	1.4	(2)
		Class A units (99,500 units)		3/28/2019	10.0	11.1	(2)
					11.4	12.5

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2020
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
JWC/KI Holdings, LLC	Foodservice sales and marketing agency	Membership units (5,000 units)		11/16/2015	5.0	4.6	(2)
SFE Intermediate Holdco LLC (15)	Provider of outsourced foodservice to K-12 school districts	First lien senior secured revolving loan		7/31/2017	—	—	(13)
		First lien senior secured loan ($10.2 par due 7/2024)	6.25% (Libor + 5.25%/Q)	9/5/2018	10.2	10.2	(2)(11)
		First lien senior secured loan ($6.4 par due 7/2024)	6.25% (Libor + 5.25%/Q)	7/31/2017	6.3	6.4	(2)(11)
					16.5	16.6
VCP-EDC Co-Invest, LLC	Distributor of foodservice equipment and supplies	Membership units (2,970,000 units)		6/9/2017	2.8	0.2
					35.7	33.9		0.47%

Total Investments					15,914.2	15,515.1		216.19%

Derivative Instruments

Forward currency contracts

Description	Notional Amount to be Purchased	Notional Amount to be sold		Counterparty	Settlement Date	Unrealized Appreciation / (Depreciation)
Forward currency contract	$112	CAD	142	Bank of Montreal	January 21, 2021	$—
Forward currency contract	$102		£75	Bank of Montreal	January 21, 2021	(1)
Total						$(1)

Interest rate swap

Description	Payment Terms		Counterparty	Maturity Date	Notional Amount	Value	Upfront Payments/Receipts	Unrealized Appreciation / (Depreciation)
Interest rate swap	Pay Fixed 2.0642%	Receive Floating One-Month Libor of 0.19%	Bank of Montreal	January 4, 2021	$395	$(1)	$—	$(1)
Total								$(1)
____________________________________________________

(1)Other than the Company’s investments listed in footnote 5 below (subject to the limitations set forth therein), the Company does not “Control” any of its portfolio companies, for the purposes of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In general, under the Investment Company Act, the Company would “Control” a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. All of the Company’s portfolio company investments, which as of December 31, 2020 represented 216% of the Company’s net assets or 96% of the Company’s total assets, are subject to legal restrictions on sales.

(2)These assets are pledged as collateral under the Company’s or the Company’s consolidated subsidiaries’ various revolving credit facilities and, as a result, are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the obligations under each of the respective facility (see Note 5).

(3)Investments without an interest rate are non-income producing.

(4)As defined in the Investment Company Act, the Company is deemed to be an “Affiliated Person” because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the year ended December 31, 2020 in which the issuer was an Affiliated Person of the Company (but not a portfolio company that the Company is deemed to Control) are as follows:

For the Year Ended December 31, 2020										As of December 31, 2020
(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)	Fair Value
APG Intermediate Holdings Corporation and APG Holdings, LLC	$24.5	$0.1	$1.0	$0.9	$0.5	$—	$—	$—	$2.9	$26.2
Blue Angel Buyer 1, LLC and Blue Angel Holdco, LLC	$7.5	$8.7	$1.3	$0.3	$0.1	$0.5	$0.1	$(0.1)	$18.4	$28.0
Blue Wolf Capital Fund II, L.P.	$—	$1.6	$—	$—	$—	$—	$—	$3.8	$(0.9)	$0.2
Bragg Live Food Products, LLC and SPC Investment Co., L.P.	$11.6	$3.1	$—	$2.2	$0.3	$—	$0.2	$—	$3.1	$55.3
Crown Health Care Laundry Services, LLC and Crown Laundry Holdings, LLC	$14.0	$10.3	$22.1	$2.8	$—	$—	$0.2	$(0.2)	$5.9	$39.6
ESCP PPG Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$0.2	$3.1
European Capital UK SME Debt LP	$2.3	$14.5	$—	$—	$—	$—	$—	$—	$1.6	$29.7
Ioxus, Inc.	$1.7	$0.3	$8.6	$—	$—	$—	$—	$(7.3)	$3.3	$—
Panda Temple Power, LLC and T1 Power Holdings LLC	$—	$6.2	$—	$0.9	$—	$—	$—	$—	$2.1	$18.6
PCG-Ares Sidecar Investment II, L.P.	$0.1	$—	$—	$—	$—	$—	$—	$—	$(2.6)	$10.2
PCG-Ares Sidecar Investment, L.P.	$0.1	$—	$—	$—	$—	$—	$—	$—	$(3.8)	$0.4
Primrose Holding Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$(4.7)	$14.1
Production Resource Group, L.L.C. and PRG III, LLC	$5.9	$—	$—	$1.0	$0.2	$—	$—	$—	$1.8	$45.8
Shock Doctor, Inc. and Shock Doctor Holdings, LLC	$1.5	$2.0	$—	$1.4	$—	$—	$—	$—	$(4.4)	$19.5
Totes Isotoner Corporation and Totes Ultimate Holdco, Inc.	$—	$—	$—	$0.2	$—	$—	$—	$—	$(4.3)	$5.5
UL Holding Co., LLC	$—	$20.5	$7.5	$2.1	$—	$—	$—	$20.1	$(20.6)	$—
	$69.2	$67.3	$40.5	$11.8	$1.1	$0.5	$0.5	$16.3	$(2.0)	$296.2

(5)As defined in the Investment Company Act, the Company is deemed to be both an “Affiliated Person” and “Control” this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the year ended December 31, 2020 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control are as follows:

For the Year Ended December 31, 2020										As of December 31, 2020
(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)	Fair Value
Absolute Dental Group LLC and Absolute Dental Equity, LLC	$9.0	$—	$—	$0.7	$—	$—	$—	$—	$0.6	$30.9
ACAS Equity Holdings Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
BW Landco LLC	$1.0	$—	$—	$—	$—	$—	$—	$—	$10.7	$37.0
CoLTs 2005-1 Ltd.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
CoLTs 2005-2 Ltd.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Eckler Industries, Inc. and Eckler Purchaser LLC	$0.5	$3.5	$—	$3.1	$—	$—	$0.1	$—	$3.0	$25.2
Halex Holdings, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
HCI Equity, LLC	$—	$—	$—	$—	$—	$0.1	$—	$—	$—	$0.1
Heelstone Renewable Energy, LLC	$23.0	$8.9	$41.5	$0.4	$0.2	$—	$—	$(4.1)	$(0.7)	$29.7
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation	$1.3	$—	$—	$2.6	$—	$—	$0.4	$—	$8.7	$44.5
Ivy Hill Asset Management, L.P.	$175.0	$78.0	$—	$5.9	$—	$74.0	$—	$—	$10.7	$628.5
Joyce Lane Capital LLC and Joyce Lane Financing SPV LLC (fka Ciena Capital LLC)	$—	$12.7	$—	$—	$—	$—	$—	$2.3	$9.8	$0.6
Miles 33 (Finance) Limited	$—	$—	$—	$—	$—	$—	$—	$(0.2)	$—	$—
Montgomery Lane, LLC and Montgomery Lane, Ltd.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
MVL Group, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Navisun LLC and Navisun Holdings LLC	$9.1	$—	$—	$8.2	$0.1	$1.2	$0.2	$—	$(1.8)	$119.2
NECCO Holdings, Inc. and New England Confectionery Company, Inc.	$0.7	$—	$—	$—	$—	$—	$—	$—	$(0.7)	$4.6
NECCO Realty Investments LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Pillar Processing LLC and PHL Investors, Inc.	$—	$3.8	$—	$—	$—	$—	$—	$(3.8)	$3.8	$—
Rug Doctor, LLC and RD Holdco Inc.	$0.9	$—	$—	$2.1	$—	$—	$—	$—	$(5.1)	$19.6
S Toys Holdings LLC (fka The Step2 Company, LLC)	$—	$—	$—	$—	$—	$0.2	$—	$—	$(0.6)	$0.3
Senior Direct Lending Program, LLC	$308.1	$94.0	$—	$127.2	$19.0	$—	$3.8	$—	$—	$1,122.9
Singer Sewing Company, SVP-Singer Holdings, LLC and SVP-Singer Holdings LP	$35.5	$79.7	$—	$36.3	$—	$—	$0.2	$1.0	$102.1	$308.3
Startec Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
VPROP Operating, LLC and V SandCo, LLC	$5.3	$—	$—	$0.6	$0.2	$—	$—	$—	$1.6	$67.2
	$569.4	$280.6	$41.5	$187.1	$19.5	$75.5	$4.7	$(4.8)	$142.1	$2,438.6
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

(6)    This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets. Pursuant to Section 55(a) of the Investment Company Act, 18% of the Company's total assets are represented by investments at fair value and other assets that are considered "non-qualifying assets" as of December 31, 2020.

(7)Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually (A), semi-annually (S), quarterly (Q), bi-monthly (B), monthly (M) or daily (D). For each such loan, the Company has provided the interest rate in effect on the date presented.

(8)In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.00% on $56.0 in aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(9)The Company sold a participating interest of approximately $24.6 in aggregate principal amount of the portfolio company’s first lien senior secured term loan. As the transaction did not qualify as a “true sale” in accordance with U.S. generally accepted accounting principles (“GAAP”), the Company recorded a corresponding $23.1 secured borrowing, at fair value, included in “accounts payable and other liabilities” in the accompanying consolidated balance sheet.

(10)    Loan was on non-accrual status as of December 31, 2020.

(11)    Loan includes interest rate floor feature.

(12)    In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from the SDLP’s loan portfolio, after expenses, which may result in a return to the Company greater than the contractual stated interest rate.

(13)    As of December 31, 2020, no amounts were funded by the Company under this first lien senior secured revolving loan; however, there were letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 for further information on letters of credit commitments related to certain portfolio companies.

(14)    As of December 31, 2020, in addition to the amounts funded by the Company under this first lien senior secured revolving loan, there were also letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 for further information on letters of credit commitments related to certain portfolio companies.

(15)    As of December 31, 2020, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 7 for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
A.U.L. Corp.	$1.2	$—	$1.2	$—	$—	$1.2
Absolute Dental Group LLC	14.0	—	14.0	—	—	14.0
Accommodations Plus Technologies LLC	4.1	(4.1)	—	—	—	—
ADCS Clinics Intermediate Holdings, LLC	5.0	(4.8)	0.2	—	—	0.2
ADG, LLC	14.0	(7.7)	6.3	—	—	6.3
AEP Holdings, Inc.	1.0	—	1.0	—	—	1.0
AffiniPay Midco, LLC	9.0	(0.1)	8.9	—	—	8.9
Alcami Corporation	29.0	—	29.0	—	—	29.0
Alita Care, LLC (fka KBHS Acquisition, LLC)	5.0	—	5.0	—	—	5.0
AMCP Clean Intermediate, LLC	6.1	(1.8)	4.3	—	—	4.3
American Residential Services L.L.C.	7.5	(1.9)	5.6	—	—	5.6
Anaqua Parent Holdings, Inc.	0.1	—	0.1	—	—	0.1
APG Intermediate Holdings Corporation	9.6	—	9.6	—	—	9.6
Apptio, Inc.	4.2	—	4.2	—	—	4.2
AQ Sunshine, Inc.	1.3	—	1.3	—	—	1.3
Ardonagh Midco 3 PLC	12.1	—	12.1	—	—	12.1
Athenahealth, Inc.	33.1	—	33.1	—	—	33.1
ATI Restoration, LLC	21.7	(0.8)	20.9	—	—	20.9
Atlas Intermediate III L.L.C.	0.1	—	0.1	—	—	0.1
Avetta, LLC	4.2	—	4.2	—	—	4.2
Banyan Software Holdings, LLC	12.4	—	12.4	—	—	12.4
Bearcat Buyer, Inc.	32.8	(0.1)	32.7	—	—	32.7
Belfor Holdings, Inc.	25.0	—	25.0	—	—	25.0
Benecon Midco II LLC	7.5	(1.8)	5.7	—	—	5.7
Blue Angel Buyer 1, LLC	5.5	—	5.5	—	—	5.5
Blue Campaigns Intermediate Holding Corp.	3.0	(0.7)	2.3	—	—	2.3
Bragg Live Food Products LLC	4.4	(1.2)	3.2	—	—	3.2
Cadence Aerospace, LLC	14.7	(14.7)	—	—	—	—
Capstone Acquisition Holdings, Inc.	30.3	(10.8)	19.5	—	—	19.5
Cardinal Parent, Inc.	5.0	—	5.0	—	—	5.0
CCS-CMGC Holdings, Inc.	12.0	(3.6)	8.4	—	—	8.4
Center for Autism and Related Disorders, LLC	8.5	(8.5)	—	—	—	—
Centric Brands LLC	7.9	(3.0)	4.9	—	—	4.9
Cipriani USA, Inc.	17.4	—	17.4	—	—	17.4
Clearwater Analytics, LLC	8.2	—	8.2	—	—	8.2
Comprehensive EyeCare Partners, LLC	2.3	(1.3)	1.0	(0.4)	—	0.6
Concert Golf Partners Holdco LLC	3.1	—	3.1	—	—	3.1
Cority Software Inc.	0.1	—	0.1	—	—	0.1
Cozzini Bros., Inc.	15.0	(3.6)	11.4	—	—	11.4
Creation Holdings Inc.	13.2	(4.8)	8.4	—	—	8.4
Crown Health Care Laundry Services, Inc.	10.0	(0.9)	9.1	—	—	9.1
CST Buyer Company	6.1	—	6.1	—	—	6.1
CVP Holdco, Inc.	15.7	—	15.7	—	—	15.7
DCA Investment Holding LLC	5.8	(5.8)	—	—	—	—
DecoPac, Inc.	8.1	(0.9)	7.2	—	—	7.2
DFC Global Facility Borrower III LLC	152.5	(114.4)	38.1	—	—	38.1
Diligent Corporation	10.2	—	10.2	—	—	10.2
Divisions Holding Corporation	15.3	(2.5)	12.8	—	—	12.8
Dorner Holding Corp.	3.3	—	3.3	—		3.3
DRB Holdings, LLC	9.9	—	9.9	—	—	9.9
DRS Holdings III, Inc.	6.8	—	6.8	—	—	6.8
DTI Holdco, Inc.	7.9	(4.9)	3.0	—	—	3.0
Dynamic NC Aerospace Holdings, LLC	10.1	(0.7)	9.4	—	—	9.4
Eckler Industries, Inc.	5.6	(2.7)	2.9	—	—	2.9
Elemica Parent, Inc.	25.2	(3.4)	21.8	(14.9)	—	6.9
Elevation Services Parent Holdings, LLC	14.2	(0.4)	13.8	—	—	13.8

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Emergency Communications Network, LLC	6.5	—	6.5	—	—	6.5
EP Purchaser, LLC.	22.4	—	22.4	—	—	22.4
EP Wealth Advisors, LLC	0.6	—	0.6	—	—	0.6
Episerver, Inc.	9.5	—	9.5	—	—	9.5
eResearch Technology, Inc.	5.1	—	5.1	—	—	5.1
Essential Services Holding Corporation	43.4	(0.7)	42.7	—	—	42.7
Evolent Health LLC	44.8	—	44.8	—	—	44.8
Ferraro Fine Foods Corp.	8.0	—	8.0	—	—	8.0
Flinn Scientific, Inc.	10.0	(0.9)	9.1	—	—	9.1
Flow Control Solutions, Inc.	10.0	—	10.0	—	—	10.0
FM:Systems Group, LLC	1.5	(1.5)	—	—	—	—
Forescout Technologies, Inc.	0.1	—	0.1	—	—	0.1
Foundation Risk Partners, Corp.	54.8	—	54.8	—	—	54.8
FS Squared Holding Corp.	9.7	(0.3)	9.4	—	—	9.4
FWR Holding Corporation	2.2	—	2.2	—	(0.1)	2.1
Garden Fresh Restaurant Corp.	7.5	(6.9)	0.6	—	(0.6)	—
GB Auto Service, Inc.	18.8	(3.8)	15.0	—	(3.6)	11.4
Genesis Acquisition Co.	1.5	(1.5)	—	—	—	—
GraphPAD Software, LLC	1.1	—	1.1	—	—	1.1
Green Street Parent, LLC	0.3	—	0.3	—	—	0.3
GSM Acquisition Corp.	5.2	—	5.2	—	—	5.2
GTCR-Ultra Acquisition, Inc.	2.0	—	2.0	—	—	2.0
HAI Acquisition Corporation	19.0	—	19.0	—	—	19.0
Harvey Tool Company, LLC	13.5	(0.1)	13.4	—	—	13.4
HealthEdge Software, Inc.	4.1	—	4.1	—	—	4.1
Heelstone Renewable Energy, LLC	21.1	—	21.1	—	—	21.1
Help/Systems Holdings, Inc.	7.5	—	7.5	—	—	7.5
Highline Aftermarket Acquisition, LLC	12.5	(9.5)	3.0	—	—	3.0
Hometown Food Company	3.9	(0.5)	3.4	—	—	3.4
Huskies Parent, Inc.	3.3	(0.6)	2.7	—	—	2.7
Hygiena Borrower LLC	7.4	—	7.4	—	—	7.4
IMIA Holdings, Inc.	9.9	(0.5)	9.4	—	—	9.4
Infilaw Corporation	5.7	(5.7)	—	—	—	—
Infinite Electronics International, Inc.	3.0	—	3.0	—	—	3.0
Infogix, Inc.	5.3	(5.3)	—	—	—	—
IntraPac International LLC	19.2	(7.7)	11.5	—	—	11.5
Invoice Cloud, Inc.	4.9	(0.9)	4.0	—	—	4.0
JDC Healthcare Management, LLC	4.1	(0.8)	3.3	—	(3.3)	—
Jim N Nicks Management LLC	4.9	(4.9)	—	—	—	—
Joyce Lane Financing SPV LLC	1.4	—	1.4	—	—	1.4
K2 Insurance Services, LLC	4.7	—	4.7	—	—	4.7
Kellermeyer Bergensons Services, LLC	7.4	—	7.4	—	—	7.4
Kene Acquisition, Inc.	8.9	(0.1)	8.8	—	—	8.8
Laboratories Bidco LLC	11.8	—	11.8	—	—	11.8
Majesco and Magic Topco, L.P.	5.0	(0.6)	4.4	—	—	4.4
Manna Pro Products, LLC	10.0	—	10.0	—	—	10.0
Masergy Holdings, Inc.	2.5	—	2.5	—	—	2.5
Mavis Tire Express Services Corp.	11.3	—	11.3	—	—	11.3
MB2 Dental Solutions, LLC	4.6	(2.9)	1.7	—	—	1.7
McKenzie Creative Brands, LLC	4.5	—	4.5	—	—	4.5
Micromeritics Instrument Corp.	4.1	(4.1)	—	—	—	—
Minerva Surgical, Inc.	9.9	—	9.9	—	—	9.9
Ministry Brands, LLC	10.9	—	10.9	—	—	10.9
Movati Athletic (Group) Inc.	0.9	—	0.9	(0.9)	—	—
MRI Software LLC	9.0	—	9.0	—	—	9.0
MSHC, Inc.	2.6	(0.6)	2.0	—	—	2.0
n2y Holding, LLC	0.1	—	0.1	—	—	0.1
NAS, LLC	3.0	—	3.0	—	—	3.0

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
National Intergovernmental Purchasing Alliance Company	9.0	—	9.0	—	—	9.0
Navisun LLC	18.1	—	18.1	—	—	18.1
NCWS Intermediate, Inc.	43.0	—	43.0	—	—	43.0
NECCO Holdings, Inc.	25.0	(19.9)	5.1	(5.1)	—	—
Nelipak Holding Company	0.6	(0.3)	0.3	—	—	0.3
NMC Skincare Intermediate Holdings II, LLC	9.1	(6.9)	2.2	—	—	2.2
NMN Holdings III Corp	12.5	(1.1)	11.4	—	—	11.4
Nordco Inc.	10.0	—	10.0	—	—	10.0
North American Science Associates, Inc.	11.0	—	11.0	—	—	11.0
NueHealth Performance, LLC	3.3	—	3.3	—	—	3.3
Olympia Acquisition, Inc.	10.8	(10.1)	0.7	—	—	0.7
OneDigital Borrower LLC	7.5	—	7.5	—	—	7.5
OTG Management, LLC	10.1	(10.1)	—	—	—	—
Pathway Vet Alliance LLC	1.9	—	1.9	—	—	1.9
PaySimple, Inc.	21.1	(0.1)	21.0	—	—	21.0
PDI TA Holdings, Inc.	7.6	—	7.6	—	—	7.6
Pegasus Global Enterprise Holdings, LLC	45.9	—	45.9	—	—	45.9
Perforce Software, Inc.	0.5	(0.1)	0.4	—	—	0.4
Petroleum Service Group LLC	21.2	(1.1)	20.1	—	—	20.1
PosiGen Backleverage, LLC	3.6	—	3.6	—	—	3.6
Premise Health Holding Corp.	36.0	(13.6)	22.4	—	—	22.4
Production Resource Group, LLC	5.6	—	5.6	—	—	5.6
Project Potter Buyer, LLC	5.5	—	5.5	—	—	5.5
Project Silverback Holdings Corp.	6.5	(0.1)	6.4	—	—	6.4
Pyramid Management Advisors, LLC	10.9	(9.5)	1.4	(1.4)	—	—
QC Supply, LLC	10.0	(10.0)	—	—	—	—
QF Holdings, Inc.	5.0	—	5.0	—	—	5.0
Radius Aerospace, Inc.	2.9	(1.3)	1.6	—	—	1.6
Raptor Technologies, LLC	4.7	(0.8)	3.9	(3.0)	—	0.9
Reddy Ice LLC	8.2	—	8.2	(3.6)	—	4.6
Redwood Services LLC	8.3	—	8.3	—	—	8.3
Reef Lifestyle, LLC	32.2	(8.6)	23.6	—	—	23.6
Retriever Medical/Dental Payments LLC	3.5	—	3.5	—	—	3.5
Rialto Management Group, LLC	1.0	(0.2)	0.8	—	—	0.8
RSC Acquisition, Inc.	0.6	—	0.6	—	—	0.6
RTI Surgical, Inc.	15.9	—	15.9	—	—	15.9
Safe Home Security, Inc.	9.9	—	9.9	—	—	9.9
Saldon Holdings, Inc.	2.3	—	2.3	—	—	2.3
SCIH Salt Holdings Inc.	7.5	(2.6)	4.9	—	—	4.9
SCM Insurance Services Inc.	4.2	—	4.2	—	—	4.2
SCSG EA Acquisition Company, Inc.	4.0	(0.2)	3.8	—	—	3.8
SecurAmerica, LLC	3.4	—	3.4	—	—	3.4
Severin Acquisition, LLC	9.0	(2.0)	7.0	—	—	7.0
SFE Intermediate HoldCo LLC	10.2	(0.1)	10.1	—	—	10.1
Shock Doctor, Inc.	2.5	(1.6)	0.9	—	—	0.9
Sigma Electric Manufacturing Corporation	7.5	(2.9)	4.6	—	—	4.6
SiroMed Physician Services, Inc.	7.1	—	7.1	—		7.1
SM Wellness Holdings, Inc.	9.1	—	9.1	—	—	9.1
SOS Security Holdings, LLC	0.5	(0.3)	0.2	—	—	0.2
Sovos Brands Intermediate, Inc.	4.3	—	4.3	—	—	4.3
SpareFoot, LLC	1.4	(1.4)	—	—	—	—
Spectra Finance, LLC	24.1	(15.3)	8.8	—	—	8.8
Spring Insurance Solutions, LLC	6.3	—	6.3	—	—	6.3
SSE Buyer, Inc.	6.5	—	6.5	—	—	6.5
Star US Bidco LLC	8.5	(0.1)	8.4	—	—	8.4
Storm US Holdco, Inc.	1.1	(0.2)	0.9	—	—	0.9
Sunshine Sub, LLC	5.8	—	5.8	—	—	5.8
Singer Sewing Company	1.4	(1.4)	—	—		—

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Symplr Software Inc.	10.0	—	10.0	—	—	10.0
Synergy HomeCare Franchising, LLC	4.2	(0.1)	4.1	—	—	4.1
TA/WEG Holdings, LLC	3.8	—	3.8	—	—	3.8
Taymax Group, L.P.	2.1	(1.3)	0.8	—	(0.4)	0.4
TCP Hawker Intermediate LLC	7.6	—	7.6	—	—	7.6
TDG Group Holding Company	0.3	(0.1)	0.2	—	—	0.2
TerSera Therapeutics LLC	0.1	—	0.1	—	—	0.1
The Alaska Club Partners, LLC, Athletic Club Partners LLC and The Alaska Club, Inc.	1.1	—	1.1	—	—	1.1
The Ultimate Software Group, Inc.	10.0	(0.1)	9.9	—	—	9.9
The Ultimus Group Midco, LLC	6.9	(4.0)	2.9	—	—	2.9
Theranest, LLC	10.9	—	10.9	—	—	10.9
THG Acquisition, LLC	33.1	—	33.1	—	—	33.1
TWH Infrastructure Industries, Inc.	0.1	(0.1)	—	—	—	—
U.S. Acute Care Solutions, LLC	1.7	—	1.7	—	—	1.7
United Digestive MSO Parent, LLC	14.8	—	14.8	—	—	14.8
Vela Trading Technologies LLC	3.5	(3.5)	—	—		—
Verscend Holding Corp.	22.5	(0.1)	22.4	—	—	22.4
VLS Recovery Services, LLC	19.8	(0.3)	19.5	—	—	19.5
VPROP Operating, LLC	8.0	—	8.0	—	—	8.0
VRC Companies, LLC	1.5	—	1.5	—	—	1.5
VS Buyer, LLC	8.1	—	8.1	—	—	8.1
Watchfire Enterprises, Inc.	2.0	—	2.0	—	—	2.0
WebPT, Inc.	6.1	—	6.1	—	—	6.1
Wildcat BuyerCo, Inc.	10.3	—	10.3	—	—	10.3
WSHP FC Acquisition LLC	11.3	(3.3)	8.0	—	—	8.0
Xifin, Inc.	7.3	—	7.3	—	—	7.3
Zemax Software Holdings, LLC	4.1	(2.0)	2.1	—	—	2.1
	$2,020.6	$(409.1)	$1,611.5	$(29.3)	$(8.0)	$1,574.2

(16)    As of December 31, 2020, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

(in millions) Company	Total private equity commitments	Less: funded private equity commitments	Total unfunded private equity commitments	Less: private equity commitments substantially at the discretion of the Company	Total net adjusted unfunded private equity commitments
PCG-Ares Sidecar Investment, L.P. and PCG-Ares Sidecar Investment II, L.P.	$50.0	$(12.4)	$37.6	$(37.6)	$—
European Capital UK SME Debt LP	61.5	(55.7)	5.8	(5.8)	—
	$111.5	$(68.1)	$43.4	$(43.4)	$—

(17)    As of December 31, 2020, the Company had commitments to co-invest in the SDLP for its portion of the SDLP’s commitment to fund delayed draw loans of up to $37. See Note 4 to the consolidated financial statements for more information on the SDLP.

(18)    Other than the investments noted by this footnote, the fair value of the Company’s investments is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 8 to the consolidated financial statements for more information regarding the fair value of the Company’s investments.

(19)    As of December 31, 2020, the estimated net unrealized loss for federal tax purposes was $0.4 billion based on a tax cost basis of $15.9 billion. As of December 31, 2020, the estimated aggregate gross unrealized loss for federal income tax purposes was $0.9 billion and the estimated aggregate gross unrealized gain for federal income tax purposes was $0.5 billion.

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

____________________________________________________

(1)Other than the Company’s investments listed in footnote 5 below (subject to the limitations set forth therein), the Company does not “Control” any of its portfolio companies, for the purposes of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In general, under the Investment Company Act, the Company would “Control” a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. All of the Company’s portfolio company investments, which as of December 31, 2019 represented 193% of the Company’s net assets or 97% of the Company’s total assets, are subject to legal restrictions on sales.

(2)These assets are pledged as collateral under the Company’s or the Company’s consolidated subsidiaries’ various revolving credit facilities and, as a result, are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the obligations under each respective credit facility (see Note 5).

(3)Investments without an interest rate are non-income producing.

(4)As defined in the Investment Company Act, the Company is deemed to be an “Affiliated Person” because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the year ended December 31, 2019 in which the issuer was an Affiliated Person of the Company (but not a portfolio company that the Company is deemed to Control) are as follows:

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
(5)As defined in the Investment Company Act, the Company is deemed to be both an “Affiliated Person” and “Control” this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the year ended December 31, 2019 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control are as follows:

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

(7)Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually (A), semi-annually (S), quarterly (Q), bi-monthly (B), monthly (M) or daily (D). For each such loan, the Company has provided the weighted average interest rate in effect on the date presented.

(8)In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.00% on $58.7 in aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(9)In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.00% on $38.4 in aggregate principal amount of a “first out” tranche of the portfolio company’s first lien senior secured loans, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Total net adjusted unfunded revolving and delayed draw commitments
1A Smart Start LLC	$3.5	$(0.6)	$2.9	$—	$2.9
42 North Dental, LLC	5.0	—	5.0	—	5.0
A.U.L. Corp.	1.2	—	1.2	—	1.2
Accommodations Plus Technologies LLC	4.1	—	4.1	—	4.1
Achilles Acquisition LLC	20.1	(5.7)	14.4	—	14.4
ADCS Clinics Intermediate Holdings, LLC	5.0	(1.8)	3.2	—	3.2
ADG, LLC	13.6	(11.9)	1.7	—	1.7
Alcami Corporation	29.0	(2.9)	26.1	—	26.1
AMCP Clean Intermediate, LLC	6.1	(2.2)	3.9	—	3.9
Anaqua Parent Holdings, Inc.	4.9	—	4.9	—	4.9
Apptio, Inc.	4.2	—	4.2	—	4.2
AQ Sunshine, Inc.	0.9	(0.1)	0.8	—	0.8
Athenahealth, Inc.	33.1	—	33.1	—	33.1
Atlas Intermediate III, L.L.C.	0.1	—	0.1	—	0.1
Avetta, LLC	7.0	—	7.0	—	7.0
Bambino CI Inc.	8.5	(5.7)	2.8	—	2.8
Bearcat Buyer, Inc.	16.4	—	16.4	—	16.4
Belfor Holdings, Inc.	25.0	(2.5)	22.5	—	22.5
Birch Permian, LLC	14.5	—	14.5	—	14.5
Blue Angel Buyer 1, LLC	7.2	—	7.2	—	7.2
Blue Campaigns Intermediate Holding Corp.	3.0	—	3.0	—	3.0
Bragg Live Food Products LLC	4.4	—	4.4	—	4.4
Cadence Aerospace, LLC	14.4	(5.2)	9.2	—	9.2
Capstone Logistics Acquisition, Inc.	2.0	(1.2)	0.8	—	0.8
CB Trestles OpCo, LLC	32.2	(2.1)	30.1	—	30.1
CCS-CMGC Holdings, Inc.	12.0	(8.6)	3.4	—	3.4
Center for Autism and Related Disorders, LLC	8.5	(0.7)	7.8	—	7.8
Clearwater Analytics, LLC	5.0	—	5.0	—	5.0
Command Alkon Incorporated	4.4	(1.6)	2.8	—	2.8
Comprehensive EyeCare Partners, LLC	3.7	(0.4)	3.3	—	3.3
Concert Golf Partners Holdco LLC	5.3	(0.2)	5.1	—	5.1
Cority Software Inc.	0.1	—	0.1	—	0.1
Cozzini Bros., Inc.	15.0	(6.5)	8.5	—	8.5
Creation Holdings Inc.	19.9	(0.1)	19.8	—	19.8
Crown Health Care Laundry Services, Inc.	13.0	(1.0)	12.0	—	12.0
CST Buyer Company	6.1	—	6.1	—	6.1
CVP Holdco, Inc.	35.9	(0.1)	35.8	—	35.8
D4C Dental Brands, Inc.	5.0	(0.8)	4.2	—	4.2
DCA Investment Holding, LLC	5.8	(1.7)	4.1	—	4.1
DecoPac, Inc.	8.1	—	8.1	—	8.1
DFC GLOBAL FACILITY BORROWER III LLC	152.5	(120.8)	31.7	—	31.7
Display Holding Company, Inc.	2.3	—	2.3	—	2.3
Dorner Holding Corp.	3.3	—	3.3	—	3.3
DRB Holdings, LLC	9.9	—	9.9	—	9.9
DRS Holdings III, Inc.	6.8	(0.3)	6.5	—	6.5
DTI Holdco, Inc.	8.8	(1.8)	7.0	—	7.0
Eckler Industries, Inc.	5.9	(5.2)	0.7	(0.7)	—
Elemica Parent, Inc.	15.6	(1.4)	14.2	—	14.2
Emergency Communications Network, LLC	6.5	(6.5)	—	—	—
EP Purchaser, LLC.	22.4	—	22.4	—	22.4
Episerver, Inc.	9.5	—	9.5	—	9.5
Evolent Health LLC	44.8	—	44.8	—	44.8
Ferraro Fine Foods Corp.	8.0	—	8.0	—	8.0
Flinn Scientific, Inc.	10.0	—	10.0	—	10.0

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Total net adjusted unfunded revolving and delayed draw commitments
Flow Control Solutions, Inc.	14.4	—	14.4	—	14.4
FM:Systems Group, LLC	1.5	—	1.5	—	1.5
Foundation Risk Partners, Corp.	73.2	(4.2)	69.0	—	69.0
FS Squared Holding Corp.	11.2	(1.3)	9.9	—	9.9
FWR Holding Corporation	4.4	(1.8)	2.6	—	2.6
Garden Fresh Restaurant Corp.	7.5	(5.2)	2.3	—	2.3
GB Auto Service, Inc.	7.1	(3.0)	4.1	—	4.1
Genesis Acquisition Co.	9.5	(0.5)	9.0	—	9.0
GraphPAD Software, LLC	1.1	—	1.1	—	1.1
Green Street Parent, LLC	0.3	—	0.3	—	0.3
GTCR-Ultra Holdings III, LLC and GTCR-Ultra Holdings LLC	2.0	—	2.0	—	2.0
HAI Acquisition Corporation	19.0	—	19.0	—	19.0
Harvey Tool Company, LLC	13.5	(0.1)	13.4	—	13.4
Help/Systems Holdings, Inc.	15.0	—	15.0	—	15.0
Hometown Food Company	3.9	—	3.9	—	3.9
Huskies Parent, Inc.	3.3	(1.0)	2.3	—	2.3
Hygiena Borrower LLC	12.4	—	12.4	—	12.4
IMIA Holdings, Inc.	9.9	(0.4)	9.5	—	9.5
Infilaw Corporation	5.7	(5.7)	—	—	—
Infinite Electronics International, Inc.	3.0	—	3.0	—	3.0
Infogix, Inc.	5.2	(2.0)	3.2	—	3.2
IntraPac International LLC	19.2	(7.7)	11.5	—	11.5
Invoice Cloud, Inc.	18.3	(0.9)	17.4	—	17.4
Ioxus, Inc.	0.8	(0.4)	0.4	—	0.4
JDC Healthcare Management, LLC	4.0	(4.0)	—	—	—
Jim N Nicks Management LLC	4.8	(2.8)	2.0	—	2.0
Joyce Lane Financing SPV LLC	1.4	—	1.4	—	1.4
K2 Insurance Services, LLC	15.2	—	15.2	—	15.2
Kaufman, Hall & Associates, LLC	8.0	—	8.0	—	8.0
KBHS Acquisition, LLC (d/b/a Alita Care, LLC)	5.0	(2.0)	3.0	—	3.0
Kellermeyer Bergensons Services, LLC	16.0	—	16.0	—	16.0
Kene Acquisition, Inc.	19.1	(0.1)	19.0	—	19.0
Key Surgical LLC	2.8	—	2.8	—	2.8
KHC Holdings, Inc.	6.9	(3.3)	3.6	—	3.6
Laboratories Bidco LLC	9.5	—	9.5	—	9.5
Mac Lean-Fogg Company	7.8	—	7.8	—	7.8
Masergy Holdings, Inc.	2.5	(0.4)	2.1	—	2.1
Mavis Tire Express Services Corp.	34.6	—	34.6	—	34.6
MB2 Dental Solutions, LLC	4.6	(4.6)	—	—	—
McKenzie Creative Brands, LLC	4.5	(1.7)	2.8	—	2.8
Micromeritics Instrument Corp.	4.1	(2.7)	1.4	—	1.4
Minerva Surgical, Inc.	9.9	—	9.9	—	9.9
Ministry Brands, LLC	10.9	(2.2)	8.7	—	8.7
Movati Athletic (Group) Inc.	1.9	—	1.9	—	1.9
MSHC, Inc.	21.4	(1.0)	20.4	—	20.4
MW Dental Holding Corp.	10.0	(10.0)	—	—	—
n2y Holding, LLC	0.1	—	0.1	—	0.1
National Intergovernmental Purchasing Alliance Company	9.0	(6.9)	2.1	—	2.1
Navisun LLC	25.0	—	25.0	—	25.0
NECCO Holdings, Inc.	25.0	(19.9)	5.1	(5.1)	—
Nelipak Holding Company	0.6	(0.2)	0.4	—	0.4
NM GRC HOLDCO, LLC	0.7	—	0.7	—	0.7
NMC Skincare Intermediate Holdings II, LLC	15.7	(4.5)	11.2	—	11.2
NMN Holdings III Corp	12.5	—	12.5	—	12.5
Nordco Inc.	10.0	—	10.0	—	10.0

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Total net adjusted unfunded revolving and delayed draw commitments
NueHealth Performance, LLC	7.0	—	7.0	—	7.0
Olympia Acquisition, Inc.	51.9	—	51.9	—	51.9
OTG Management, LLC	13.2	(10.0)	3.2	—	3.2
Park Place Technologies, LLC	5.4	—	5.4	—	5.4
Pathway Vet Alliance LLC	36.5	(0.2)	36.3	—	36.3
PaySimple, Inc.	9.3	—	9.3	—	9.3
PDI TA Holdings, Inc.	16.8	(7.6)	9.2	—	9.2
Pegasus Global Enterprise Holdings, LLC	17.4	(9.7)	7.7	—	7.7
Perforce Software, Inc.	0.5	—	0.5	—	0.5
Petroleum Service Group LLC	21.9	(0.2)	21.7	—	21.7
Premise Health Holding Corp.	40.0	(1.6)	38.4	—	38.4
Pyramid Management Advisors, LLC	17.3	(2.6)	14.7	—	14.7
QC Supply, LLC	10.0	(10.0)	—	—	—
QF Holdings, Inc.	5.0	—	5.0	—	5.0
Radius Aerospace, Inc.	2.8	(0.2)	2.6	—	2.6
Raptor Technologies, LLC	4.7	—	4.7	—	4.7
Reddy Ice Holdings, Inc.	7.7	—	7.7	—	7.7
Retriever Medical/Dental Payments LLC	3.5	—	3.5	—	3.5
Revint Intermediate II, LLC	12.1	(7.2)	4.9	—	4.9
Rialto Management Group, LLC	1.0	(0.2)	0.8	—	0.8
RMP Group, Inc.	1.8	(0.6)	1.2	—	1.2
RSC Acquisition, Inc.	11.9	—	11.9	—	11.9
SCM Insurance Services Inc.	4.2	(3.9)	0.3	—	0.3
SCSG EA Acquisition Company, Inc.	4.0	(0.2)	3.8	—	3.8
SecurAmerica, LLC	11.2	—	11.2	—	11.2
Securelink, Inc	3.0	—	3.0	—	3.0
Severin Acquisition, LLC	9.0	—	9.0	—	9.0
SFE Intermediate HoldCo LLC	10.2	—	10.2	—	10.2
Shift PPC LLC	2.5	—	2.5	—	2.5
Shock Doctor, Inc. and Shock Doctor Holdings, LLC	2.5	(1.9)	0.6	—	0.6
Singer Sewing Company	90.0	(73.2)	16.8	—	16.8
SiroMed Physician Services, Inc.	7.1	—	7.1	—	7.1
Siteworx, LLC	1.5	(1.5)	—	—	—
SM Wellness Holdings, Inc.	11.1	(4.4)	6.7	—	6.7
Sonny's Enterprises, LLC	3.6	—	3.6	—	3.6
SOS Security Holdings, LLC	2.7	(2.7)	—	—	—
Sovos Brands Intermediate, Inc.	4.3	—	4.3	—	4.3
SpareFoot, LLC	1.4	(0.8)	0.6	—	0.6
Sparta Systems, Inc.	6.5	—	6.5	—	6.5
Spectra Finance, LLC	24.1	(4.8)	19.3	—	19.3
Storm UK Holdco Limited and Storm US Holdco Inc.	1.1	(0.6)	0.5	—	0.5
Sunk Rock Foundry Partners LP	7.5	(4.0)	3.5	—	3.5
Sunshine Sub, LLC	5.8	—	5.8	—	5.8
Symmetry Surgical Inc.	3.1	—	3.1	—	3.1
Synergy HomeCare Franchising, LLC	4.2	—	4.2	—	4.2
TA/WEG Holdings, LLC	4.3	(0.2)	4.1	—	4.1
Taymax Group Holdings, LLC	1.6	(0.7)	0.9	—	0.9
TDG Group Holding Company	14.6	—	14.6	—	14.6
Teasdale Foods, Inc.	0.8	(0.1)	0.7	—	0.7
Telestream Holdings Corporation	2.3	(0.1)	2.2	—	2.2
TerSera Therapeutics LLC	0.1	—	0.1	—	0.1
The Alaska Club Partners, LLC	3.0	—	3.0	—	3.0
The Ultimate Software Group, Inc.	10.0	—	10.0	—	10.0
The Ultimus Group Midco, LLC	6.9	(1.9)	5.0	—	5.0
THG Acquisition, LLC	22.1	—	22.1	—	22.1

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Total net adjusted unfunded revolving and delayed draw commitments
TimeClock Plus, LLC	7.6	—	7.6	—	7.6
Touchstone Acquisition, Inc.	11.2	—	11.2	—	11.2
TWH Infrastructure Industries, Inc.	0.1	—	0.1	—	0.1
U.S. Acute Care Solutions, LLC	1.7	—	1.7	—	1.7
United Digestive MSO Parent, LLC	17.2	—	17.2	—	17.2
Vela Trading Technologies LLC	3.5	(2.0)	1.5	—	1.5
Verscend Holding Corp.	22.5	—	22.5	—	22.5
VLS Recovery Services, LLC	19.8	(0.3)	19.5	—	19.5
VRC Companies, LLC	3.6	(0.8)	2.8	—	2.8
WatchFire Enterprises, Inc.	2.0	—	2.0	—	2.0
WebPT, Inc.	6.1	—	6.1	—	6.1
West Dermatology, LLC	11.5	(1.0)	10.5	—	10.5
WIRB - Copernicus Group, Inc.	3.0	—	3.0	—	3.0
WSHP FC Acquisition LLC	11.3	—	11.3	—	11.3
XIFIN, Inc.	4.6	(0.7)	3.9	—	3.9
Zemax Software Holdings, LLC	4.1	—	4.1	—	4.1
Zywave, Inc.	10.5	(3.5)	7.0	—	7.0
	$2,008.7	$(459.5)	$1,549.2	$(5.8)	$1,543.4

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions, except per share data)

	Common Stock		Capital in Excess of Par Value	Accumulated Undistributed (Overdistributed) Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	426	$—	$7,192	$(94)	$7,098
Net investment income	—	—	—	694	694
Net realized gains on investments, foreign currency and other transactions	—	—	—	419	419
Net unrealized losses on investments, foreign currency and other transactions	—	—	—	(255)	(255)
Dividends declared and payable ($1.54 per share)	—	—	—	(656)	(656)
Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	(19)	19	—
Balance at December 31, 2018	426	$—	$7,173	$127	$7,300
Issuance of common stock, net of offering and underwriting costs	4	—	64	—	64
Shares issued in connection with dividend reinvestment plan	1	—	24	—	24
Issuance of Convertible Unsecured Notes (See Note 5)	—	—	4	—	4
Net investment income	—	—	—	811	811
Net realized losses on investments, foreign currency and other transactions	—	—	—	(65)	(65)
Net unrealized gains on investments, foreign currency and other transactions	—	—	—	47	47
Dividends declared and payable ($1.68 per share)	—	—	—	(718)	(718)
Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	495	(495)	—
Balance at December 31, 2019	431	—	7,760	(293)	$7,467
Issuance of common stock, net of offering and underwriting costs	—	—	4	—	4
Repurchases of common stock	(8)	—	(100)	—	(100)
Net investment income	—	—	—	794	794
Net realized losses on investments, foreign currency and other transactions	—	—	—	(166)	(166)
Net unrealized losses on investments, foreign currency and other transactions	—	—	—	(144)	(144)
Dividends declared and payable ($1.60 per share)	—	—	—	(679)	(679)
Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	(8)	8	—
Balance at December 31, 2020	423	$—	$7,656	$(480)	$7,176

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$484	$793	858
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Net realized (gains) losses on investments, foreign currency and other transactions	166	65	(419)
Net unrealized (gains) losses on investments, foreign currency and other transactions	144	(47)	255
Net accretion of discount on investments	(8)	(12)	(12)
Payment-in-kind interest	(150)	(79)	(68)
Collections of payment-in-kind interest	55	35	38
Payment-in-kind dividends	(67)	(61)	(26)
Collections of payment-in-kind dividends	1	—	1
Amortization of debt issuance costs	23	18	18
Net accretion of discount on notes payable	8	8	5
Proceeds from sales and repayments of investments and other transactions	5,468	4,905	6,747
Purchases of investments	(6,759)	(6,796)	(7,109)
Changes in operating assets and liabilities:
Interest receivable	12	(26)	2
Other assets	(21)	9	37
Operating lease right-of-use asset	56	(94)	—
Receivable from participants	(38)	—	—
Payable to participants	63	9	—
Base management fees payable	1	9	1
Income based fees payable	92	12	9
Capital gains incentive fees payable	(58)	(54)	33
Interest and facility fees payable	29	(10)	—
Accounts payable and other liabilities	3	18	(66)
Operating lease liabilities	(61)	88	—
Net cash provided by (used in) operating activities	(557)	(1,210)	304
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	4	64	—
Borrowings on debt	8,256	13,176	6,592
Repayments and repurchases of debt	(6,737)	(11,422)	(6,241)
Debt issuance costs	(37)	(34)	(19)
Dividends paid	(679)	(694)	(656)
Repurchases of common stock	(100)	—	—
Net cash provided by (used in) financing activities	707	1,090	(324)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	150	(120)	(20)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	176	296	316
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$326	$176	$296
Supplemental Information:
Interest paid during the period	$243	264	201
Taxes, including excise tax, paid during the period	$16	18	20
Dividends declared and payable during the period	$679	718	656

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2020
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

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company invests primarily in first lien senior secured loans (including “unitranche” loans, which are loans that combine both senior and subordinated debt, generally in a first lien position) and second lien senior secured loans. In addition to senior secured loans, the Company also invests in subordinated loans (sometimes referred to as mezzanine debt), which in some cases includes an equity component, and preferred equity. To a lesser extent, the Company also makes common equity investments.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include funds from time to time deposited with financial institutions and short-term, liquid investments in a money market account. Cash and cash equivalents are carried at cost which approximates fair value. As of December 31, 2020 and 2019, there was $13 and $22, respectively, of cash denominated in foreign currencies included within “cash and cash equivalents” in the accompanying consolidated balance sheet.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated balance sheet to the total amount shown at the end of the applicable period in the consolidated statement of cash flows:

	As of December 31,
	2020	2019
Cash and cash equivalents	$254	$167
Restricted cash	72	9
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$326	$176

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

•The Company’s quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment in conjunction with the Company’s portfolio management team.

•Preliminary valuations are reviewed and discussed with the Company’s investment adviser’s management and investment professionals, and then valuation recommendations are presented to the Company’s board of directors.

•The audit committee of the Company’s board of directors reviews these valuations, as well as the input of third parties, including independent third-party valuation firms who have reviewed a portion of the investments in the Company’s portfolio at fair value.

•The Company’s board of directors discusses valuations and ultimately determines the fair value of each investment in the Company’s portfolio without a readily available market quotation in good faith based on, among other things, the input of the Company’s investment adviser, audit committee and, where applicable, independent third-party valuation firms.

See Note 8 for more information on the Company’s valuation process.

Interest Income Recognition

Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective yield method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rate specified in each applicable agreement, is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest.

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

Dividend Income Recognition

Dividend income on preferred equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. To the extent preferred equity securities contain PIK provisions, PIK dividends, computed at the contractual rate specified in each applicable agreement, are accrued and recorded as dividend income and added to the principal balance of the preferred equity security. PIK dividends added to the principal balance are generally collected upon redemption of the equity security.

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

 Leases

The Company is obligated under a number of operating leases pursuant to which it is leasing office facilities from third parties with remaining terms ranging from approximately one to six years. Such operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the accompanying consolidated balance sheets. The Company does not have any finance leases.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, after adoption, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either a fully retrospective or modified retrospective basis. The Company is currently evaluating the impact of the adoption of ASU 2020-06 on its consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is currently evaluating the impact of adopting ASU 2020-04 on its consolidated financial statements.

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

Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses, unrealized capital appreciation, unrealized capital depreciation or income tax expense related to realized gains and losses. Because of the structure of the income based fee, it is possible that the Company may pay such fees in a quarter where the Company incurs a loss. For example, if the Company earns pre-incentive fee net investment income in excess of the hurdle rate (as defined below) for a quarter, the Company will pay the applicable income based fee even if the Company has incurred a loss in that quarter due to realized and/or unrealized capital losses.

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

The Company pays its investment adviser an income based fee with respect to the Company’s pre-incentive fee net investment income in each calendar quarter as follows:

•No income based fee in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the hurdle rate;

•100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter. The Company refers to this portion of its pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 2.1875%) as the “catch-up” provision. The “catch-up” is meant to provide the Company’s investment adviser with 20% of the pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeded 2.1875% in any calendar quarter; and

•20% of the amount of the Company’s pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter.

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

Contractual Cost Basis is higher or lower than the fair value of such investment (as determined in accordance with GAAP) at the time of acquisition.

The base management fees, income based fees and capital gains incentive fees for the years ended December 31, 2020, 2019 and 2018 were as follows:

	For the Years Ended December 31,
	2020	2019	2018
Base management fees	$217	$205	$180

Income based fees	$184	$194	$169
Waiver of income based fees	—	(30)	(40)
Income based fees, net of Fee Waiver	$184	$164	$129

Capital gains incentive fees(1)	$(58)	$(4)	$33
________________________________________

(1)    Calculated in accordance with GAAP as discussed below.

There was no capital gains incentive fee earned by the Company’s investment adviser as calculated under the investment advisory and management agreement for the years ended December 31, 2020 and 2019. The capital gains incentive fee payable to the Company's investment adviser as calculated under the investment advisory and management agreement for the year ended December 31, 2018 was $50. In addition, in accordance with GAAP, the Company had no cumulative capital gains incentive fee accrued as of December 31, 2020. As of December 31, 2020, there was no capital gains incentive fee actually payable under the investment advisory and management agreement. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation, net of any expense associated with cumulative unrealized capital depreciation or appreciation. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 20% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods. As of December 31, 2020, the Company has paid capital gains incentive fees since inception totaling $108. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

Cash payment of any income based fees and capital gains incentive fees otherwise earned by the Company’s investment adviser is deferred if, during the most recent four full calendar quarter period ending on or prior to the date such payment is to be made, the sum of (a) the aggregate distributions to the Company’s stockholders and (b) the change in net assets (defined as total assets less indebtedness and before taking into account any income based fees and capital gains incentive fees payable during the period) is less than 7.0% of the Company’s net assets (defined as total assets less indebtedness) at the beginning of such period. These calculations will be adjusted for any share issuances or repurchases. Any income based fees and capital gains incentive fees deferred for payment are carried over for payment in subsequent calculation periods to the extent such fees are payable under the terms of the investment advisory and management agreement. Pursuant to the terms under the investment advisory and management agreement, payment of $83 of the income based fees earned by the Company’s investment adviser for the second and third quarters of 2020 had been previously deferred. As of December 31, 2020, such deferred income based fees were payable under the terms of the investment advisory management agreement.

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

For the years ended December 31, 2020, 2019 and 2018, the Company incurred $13, $14 and $13, respectively, in administrative fees. As of December 31, 2020 and 2019, a total of $3 and $3, respectively, in administrative fees were unpaid and included in “accounts payable and other liabilities” in the accompanying consolidated balance sheet.

4.     INVESTMENTS

As of December 31, 2020 and 2019, investments consisted of the following:

	As of December 31,
	2020		2019
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans(2)	$7,224	$6,987	$6,606	$6,372
Second lien senior secured loans	4,386	4,171	4,439	4,334
Subordinated certificates of the SDLP(3)	1,123	1,123	909	909
Senior subordinated loans	1,005	951	815	822
Collateralized loan obligations	—	—	40	35
Preferred equity securities	1,020	926	815	728
Other equity securities	1,156	1,357	1,072	1,226
Total	$15,914	$15,515	$14,696	$14,426
________________________________________

(1)The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest or dividends.

(2)First lien senior secured loans include certain loans that the Company classifies as “unitranche” loans. The total amortized cost and fair value of the loans that the Company classified as “unitranche” loans were $2,909 and $2,793, respectively, as of December 31, 2020, and $1,959 and $1,885, respectively, as of December 31, 2019.

(3)The proceeds from these certificates were applied to co-investments with Varagon and its clients to fund first lien senior secured loans to 23 and 23 different borrowers as of December 31, 2020 and 2019, respectively.

The Company uses Global Industry Classification Standards for classifying the industry groupings of its portfolio companies. The industrial and geographic compositions of the Company’s portfolio at fair value as of December 31, 2020 and 2019 were as follows:

	As of December 31,
	2020	2019
Industry
Health Care Services	17.3%	20.3%
Software & Services	15.1	12.9
Commercial & Professional Services	8.0	8.5
Investment Funds and Vehicles(1)	7.5	7.0
Consumer Services	7.1	6.6
Consumer Durables & Apparel	6.3	6.0
Diversified Financials	6.0	5.3
Automobiles & Components	5.5	4.9
Power Generation	5.2	7.1
Capital Goods	5.1	4.2
Insurance Services	4.0	3.2
Energy	2.5	3.3
Food & Beverage	2.2	2.3
Retailing & Distribution	1.9	1.9
Materials	1.7	1.8
Other	4.6	4.7
Total	100.0%	100.0%
________________________________________

(1)    Includes the Company’s investment in the SDLP, which had made first lien senior secured loans to 23 and 23 different borrowers as of December 31, 2020 and 2019, respectively. The portfolio companies in the SDLP are in industries similar to the companies in the Company’s portfolio.

	As of December 31,
	2020	2019
Geographic Region
Midwest	26.0%	27.3%
West(1)	24.9	23.7
Southeast	22.6	20.9
Mid Atlantic	16.7	17.0
Northeast	7.1	7.8
International	2.7	3.3
Total	100.0%	100.0%
________________________________________

(1)    Includes the Company’s investment in the SDLP, which represented 7.2% and 6.3% of the total investment portfolio at fair value as of December 31, 2020 and 2019, respectively.

As of December 31, 2020, loans on non-accrual status represented 3.3% and 2.0% of the total investments at amortized cost and at fair value, respectively. As of December 31, 2019, loans on non-accrual status represented 1.9% and 0.9% of the total investments at amortized cost and at fair value, respectively.

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

The Company provides capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. As of December 31, 2020 and 2019, the Company and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates.

As of December 31, 2020 and 2019, the Company and Varagon and its clients had agreed to make capital available to the SDLP of $6,150 and $6,150, respectively, in the aggregate, of which $1,444 and $1,444, respectively, is to be made available from the Company. The Company will continue to provide capital to the SDLP in the form of SDLP Certificates, and Varagon and its clients will provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP as discussed above. Below is a summary of the funded capital and unfunded capital commitments of the SDLP.

	As of December 31,
	2020	2019
Total capital funded to the SDLP(1)	$4,772	$3,889
Total capital funded to the SDLP by the Company(1)	$1,123	$909
Total unfunded capital commitments to the SDLP(2)	$152	$404
Total unfunded capital commitments to the SDLP by the Company(2)	$37	$94
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

The amortized cost and fair value of the SDLP Certificates held by the Company were $1,123 and $1,123, respectively, as of December 31, 2020 and $909 and $909, respectively, as of December 31, 2019. The Company’s yield on its investment in the SDLP Certificates at amortized cost and fair value was 13.5% and 13.5%, respectively, as of December 31, 2020, and 14.5% and 14.5%, respectively, as of December 31, 2019. For the years ended December 31, 2020, 2019 and 2018, the Company earned interest income of $127, $122 and $87, respectively, from its investment in the SDLP Certificates. The Company is also entitled to certain fees in connection with the SDLP. For the years ended December 31, 2020, 2019 and 2018, in connection with the SDLP, the Company earned capital structuring service and other fees totaling $23, $25 and $16, respectively.

As of December 31, 2020 and 2019, the SDLP’s portfolio was comprised entirely of first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in the Company’s portfolio. As of December 31, 2020 and 2019, none of the loans were on non-accrual status. Below is a summary of the SDLP’s portfolio.

	As of December 31,
	2020	2019
Total first lien senior secured loans(1)(2)	$4,483	$3,892
Largest loan to a single borrower(1)	$345	$348
Total of five largest loans to borrowers(1)	$1,565	$1,391
Number of borrowers in the SDLP	23	23
Commitments to fund delayed draw loans(3)	$152	$404
___________________________________________________________________________

(1)     At principal amount.

(2)     First lien senior secured loans include certain loans that the SDLP classifies as “unitranche” loans. As of December 31, 2020 and 2019, the total principal amount of loans in the SDLP portfolio that the SDLP classified as “unitranche” loans was $3,551 and $3,643, respectively.

(3)     As discussed above, these commitments have been approved by the investment committee of the SDLP.

Selected financial information for the SDLP as of and for the years ended December 31, 2020 and 2019, was as follows:

	As of December 31,
(in millions)	2020	2019
Selected Balance Sheet Information:
Investments at fair value (amortized cost of $4,483 and $3,892, respectively)	$4,345	$3,817
Other assets	400	91
Total assets	$4,745	$3,908

Senior notes	$3,364	$2,769
Intermediate funding notes	124	92
Other liabilities	52	63
Total liabilities	3,540	2,924
Subordinated certificates and members’ capital	1,205	984
Total liabilities and members’ capital	$4,745	$3,908

	For the Years Ended December 31,
(in millions)	2020	2019
Selected Statement of Operations Information:
Total investment income	$302	$291
Interest expense	113	137
Other expenses	16	14
Total expenses	129	151
Net investment income	173	140
Net realized and unrealized losses on investments	(64)	(36)
Net increase in members’ capital resulting from operations	$109	$104

Ivy Hill Asset Management, L.P.

Ivy Hill Asset Management, L.P. (“IHAM”) is an asset management services company and an SEC-registered investment adviser. The Company has made investments in IHAM, its wholly owned portfolio company, and previously made investments in certain vehicles managed by IHAM. As of December 31, 2020, IHAM had assets under management of approximately $6.4 billion. As of December 31, 2020, IHAM managed 21 vehicles and served as the sub-manager/sub-servicer for two other vehicles (these vehicles managed or sub-managed/sub-serviced by IHAM are collectively referred to as the “IHAM Vehicles”). IHAM earns fee income from managing the IHAM Vehicles and has also invested in certain of these vehicles as part of its business strategy. The amortized cost of IHAM’s total investments as of December 31, 2020 and 2019 was $671 and $473, respectively. For the years ended December 31, 2020, 2019 and 2018, IHAM had management and incentive fee income of $28, $27 and $25, respectively, and other investment-related income of $75, $61 and $45, respectively.

 The amortized cost and fair value of the Company’s investment in IHAM was $541 and $628, respectively, as of December 31, 2020, which was comprised of an equity investment of $469 and $556, respectively, and a debt investment of $72 and $72, respectively. The amortized cost and fair value of the Company’s investment in IHAM was $444 and $521, respectively, as of December 31, 2019, which was comprised entirely of an equity investment. For the years ended December 31, 2020, 2019 and 2018, the Company received distributions from IHAM of $74, $68 and $58, respectively. For the year ended December 31, 2020, the Company earned interest income of $6 from its investment in IHAM.

From time to time, IHAM or certain IHAM Vehicles may purchase investments from, or sell investments to, the Company. For any such sales or purchases by the IHAM Vehicles to or from the Company, the IHAM Vehicles must obtain approval from third parties unaffiliated with the Company or IHAM, as applicable. During the years ended December 31, 2020, 2019 and 2018, IHAM or certain of the IHAM Vehicles purchased $940, $1,141 and $482, respectively, of loans from the Company. During the year ended December 31, 2020, $78 of investment commitments were repaid by IHAM. For the years ended December 31, 2020, 2019 and 2018, the Company recognized $21, $2 and $0, respectively, of net realized losses from these sales. See Note 17 for a subsequent event relating to sales of loans to IHAM.

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

5.     DEBT

In accordance with the Investment Company Act, the Company is allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 150% after such borrowing. As of December 31, 2020, the aggregate principal amount outstanding of the senior securities issued by the Company was $8,582 and the Company’s asset coverage was 182%.

The Company’s outstanding debt as of December 31, 2020 and 2019 was as follows:

	As of December 31,
	2020					2019
	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding (1)	Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$3,617	(2)	$1,180	$1,180		$3,365	$2,250	$2,250
Revolving Funding Facility	1,525		1,028	1,028		1,275	638	638
SMBC Funding Facility	725	(3)	453	453		650	301	301
BNP Funding Facility	300		150	150		—	—	—
2022 Convertible Notes	388		388	383	(4)	388	388	377	(4)
2024 Convertible Notes	403		403	392	(4)	403	403	389	(4)
2022 Notes	600		600	598	(5)	600	600	597	(5)
2023 Notes	750		750	747	(6)	750	750	746	(6)
2024 Notes	900		900	896	(7)	900	900	895	(7)
March 2025 Notes	600		600	595	(8)	600	600	594	(8)
July 2025 Notes	750		750	742	(9)	—	—	—
January 2026 Notes	1,150		1,150	1,141	(10)	—	—	—	(10)
2047 Notes	230		230	186	(11)	230	230	184	(11)
Total	$11,938		$8,582	$8,491		$9,161	$7,060	$6,971
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

(4)     Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes (as defined below). As of December 31, 2020, the total unamortized debt issuance costs and the unaccreted discount for the 2022 Convertible Notes and the 2024 Convertible Notes (each as defined below) were $5 and $11, respectively. As of December 31, 2019, the total unamortized debt issuance costs and the unaccreted discount for the 2022 Convertible Notes and the 2024 Convertible Notes were $11 and $14, respectively.

(5)    Represents the aggregate principal amount outstanding of the 2022 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2022 Notes. As of December 31, 2020 and 2019, the total unamortized debt issuance costs and the unaccreted discount was $2 and $3, respectively.

(6)    Represents the aggregate principal amount outstanding of the 2023 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2023 Notes. As of December 31, 2020 and 2019, the total unamortized debt issuance costs and the unaccreted discount was $3 and $4, respectively.

(7)    Represents the aggregate principal amount outstanding of the 2024 Notes (as defined below), less unamortized debt issuance costs and the net unaccreted discount recorded upon the issuance of the 2024 Notes. As of December 31, 2020 and 2019, the total unamortized debt issuance costs and net unaccreted discount was $4 and $5, respectively.

(8)    Represents the aggregate principal amount outstanding of the March 2025 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the March 2025 Notes. As of December 31, 2020 and 2019, the total unamortized debt issuance costs and the unaccreted discount was $5 and $6, respectively.

(9)    Represents the aggregate principal amount outstanding of the July 2025 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the July 2025 Notes. As of December 31, 2020, the total unamortized debt issuance costs and unaccreted discount was $8.

(10)    Represents the aggregate principal amount outstanding of the January 2026 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the January 2026 Notes. As of December 31, 2020, the total unamortized debt issuance costs and net unaccreted discount was $9.

(11)    Represents the aggregate principal amount outstanding of the 2047 Notes (as defined below), less unamortized debt issuance costs and unaccreted discount recorded as part of the Allied Acquisition (as defined below). As of December 31, 2020 and 2019, the total unaccreted purchased discount was $44 and $46, respectively.

 The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all the Company’s outstanding debt as of December 31, 2020 were 3.4% and 4.2 years, respectively, and as of December 31, 2019 were 3.9% and 4.7 years, respectively.

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

Under the Revolving Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets (less total liabilities not representing indebtedness) to total indebtedness of the Company and its consolidated subsidiaries (subject to certain exceptions) of not less than 1.5:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Credit Facility. Amounts available to borrow under the Revolving Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets (based on their value as determined pursuant to the Revolving Credit Facility) that are pledged as collateral. As of December 31, 2020, the Company was in compliance in all material respects with the terms of the Revolving Credit Facility.

As of December 31, 2020 and 2019, there was $1,180 and $2,250 outstanding, respectively, under the Revolving Credit Facility. The Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $200 with the ability to increase by an incremental $100 on an uncommitted basis. As of December 31, 2020 and 2019, the Company had $90 and $61, respectively, in letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued. As of December 31, 2020, there was $2,347 available for borrowing (net of letters of credit issued) under the Revolving Credit Facility, subject to borrowing base restrictions.

Since March 30, 2018, the interest rate charged on the Revolving Credit Facility is based on an applicable spread of either 1.75% or 1.875% over LIBOR or 0.75% or 0.875% over an  “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility), in each case, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. Prior to March 30, 2018, the interest rate charged on the Revolving Credit Facility was based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility), in each case, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. The Revolving Credit Facility allows for borrowings to be made using one, two, three or six month LIBOR. As of December 31, 2020, the one, two, three and six month LIBOR was 0.14%, 0.19%, 0.24% and 0.26%, respectively. As of December 31, 2020, the interest rate in effect was LIBOR plus 1.75%. As of December 31, 2019, the one, two, three and six month LIBOR was 1.76%, 1.83%, 1.91% and 1.91%, respectively. As of December 31, 2019, the interest rate in effect was LIBOR plus 1.75%. In addition to the stated interest expense on the Revolving Credit Facility, the Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. The Company is also required to pay a letter of credit fee of either 2.00% or 2.125% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility.

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

For the years ended December 31, 2020, 2019 and 2018, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the Years Ended December 31,
	2020	2019	2018
Stated interest expense	$43	$59	$17
Credit facility fees	7	7	7
Amortization of debt issuance costs	7	6	4
Total interest and credit facility fees expense	$57	$72	$28
Cash paid for interest expense	$41	$58	$16
Average stated interest rate	2.58%	3.96%	3.93%
Average outstanding balance	$1,576	$1,478	$443

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

Amounts available to borrow under the Revolving Funding Facility are subject to a borrowing base that applies different advance rates to different types of assets held by Ares Capital CP. Ares Capital CP is also subject to limitations with respect to the loans securing the Revolving Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests and loans with fixed rates, as well as restrictions on portfolio company leverage, all of which may also affect the borrowing base and therefore amounts available to borrow. The Company and Ares Capital CP are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the agreements governing the Revolving Funding Facility. As of December 31, 2020, the Company and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

As of December 31, 2020 and 2019, there was $1,028 and $638 outstanding, respectively, under the Revolving Funding Facility. Since December 14, 2018, the interest rate charged on the Revolving Funding Facility was based on one month LIBOR plus 2.00% per annum or a “base rate” (as defined in the agreements governing the Revolving Funding Facility) plus 1.00% per annum. Prior to and including December 13, 2018, the interest rate charged on the Revolving Funding Facility was based on one month LIBOR plus 2.15% per annum or a “base rate” plus 1.15% per annum. Ares Capital CP is also required to pay a commitment fee of between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility.

For the years ended December 31, 2020, 2019 and 2018, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Funding Facility were as follows:

	For the Years Ended December 31,
	2020	2019	2018
Stated interest expense	$20	$25	$8
Credit facility fees	5	4	8
Amortization of debt issuance costs	4	3	3
Total interest and credit facility fees expense	$29	$32	$19
Cash paid for interest expense	$19	$26	$10
Average stated interest rate	2.54%	4.26%	4.16%
Average outstanding balance	$761	$576	$204

SMBC Funding Facility

The Company and the Company’s consolidated subsidiary, Ares Capital JB Funding LLC (“ACJB”), are party to a revolving funding facility (as amended, the “SMBC Funding Facility”) with ACJB, as the borrower, and Sumitomo Mitsui Banking Corporation, as the administrative agent and collateral agent that allows ACJB to borrow up to $725 at any one time outstanding. The SMBC Funding Facility also provides for a feature that allows ACJB, subject to receiving certain consents, to increase the overall size of the SMBC Funding Facility to $1,000. The SMBC Funding Facility is secured by all of the assets held by ACJB. The end of the reinvestment period and the stated maturity date for the SMBC Funding Facility are September 10, 2022 and September 10, 2024, respectively. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement.

Amounts available to borrow under the SMBC Funding Facility are subject to a borrowing base that applies an advance rate to assets held by ACJB. ACJB is also subject to limitations with respect to the loans securing the SMBC Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests and loans with fixed rates, as well as restrictions on portfolio company leverage, all of which may also affect the borrowing base and therefore amounts available to borrow. The Company and ACJB are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the SMBC Funding Facility. As of December 31, 2020, the Company and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

As of December 31, 2020 and 2019, there was $453 and $301 outstanding, respectively, under the SMBC Funding Facility. The interest rate charged on the SMBC Funding Facility is based on an applicable spread of either 1.75% or 2.00% over one month LIBOR or 0.75% or 1.00% over a “base rate” (as defined in the agreements governing the SMBC Funding Facility), in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. As of December 31, 2020, the interest rate in effect was one month LIBOR plus 1.75%. Since September 10, 2019, ACJB is required to pay a commitment fee of between 0.50% and 1.00% per annum depending on the size of the unused portion of the SMBC Funding Facility. Prior to and including September 10, 2019, ACJB was required to pay a commitment fee of between 0.35% and 0.875% per annum depending on the size of the unused portion of the SMBC Funding Facility.

For the years ended December 31, 2020, 2019 and 2018, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SMBC Funding Facility were as follows:

	For the Years Ended December 31,
	2020	2019	2018
Stated interest expense	$10	$9	$1
Credit facility fees	1	1	2
Amortization of debt issuance costs	3	1	2
Total interest and credit facility fees expense	$14	$11	$5
Cash paid for interest expense	$10	$9	$1
Average stated interest rate	2.36%	4.05%	4.11%
Average outstanding balance	$390	$227	$29

    BNP Funding Facility

The Company and the Company’s consolidated subsidiary, ARCC FB Funding LLC (“AFB”), are party to a revolving funding facility (as amended, the “BNP Funding Facility”) with AFB, as the borrower, and BNP Paribas, as the administrative agent and lender, that allows AFB to borrow up to $300 at any one time outstanding. The BNP Funding Facility is secured by all of the assets held by AFB. The end of the reinvestment period and the stated maturity date for the BNP Funding Facility are June 11, 2023 and June 11, 2025, respectively. The reinvestment period and the stated maturity date are both subject to a one-year extension by mutual agreement.

Amounts available to borrow under the BNP Funding Facility are subject to a borrowing base that applies an advance rate to assets held by AFB. AFB is also subject to limitations with respect to the loans securing the BNP Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests and loans with fixed rates, as well as restrictions on portfolio company leverage, all of which may also affect the borrowing base and therefore amounts available to borrow. The Company and AFB are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the BNP Funding Facility. As of December 31, 2020, the Company and AFB were in compliance in all material respects with the terms of the BNP Funding Facility.

As of December 31, 2020, there was $150 outstanding under the BNP Funding Facility. The interest rate charged on the BNP Funding Facility is based on three-month LIBOR (subject to a floor of 0.45%), or over a “base rate” (as defined in the agreements governing the BNP Funding Facility) plus a margin that generally ranges between 2.65% and 3.15% (depending on the types of assets such advances relate to), with a weighted average margin floor for all classes of advances of (i) 2.75% during the reinvestment period and (ii) 3.25% following the reinvestment period. As of December 31, 2020, the interest rate in effect was LIBOR plus 2.88%. Beginning on December 11, 2020, AFB is required to pay a commitment fee of between 0.00% and 1.25% per annum depending on the size of the unused portion of the BNP Funding Facility. Prior to December 11, 2020, there was no commitment fee required to be paid.

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

In certain circumstances, assuming the respective conversion date below has not already passed, the Convertible Unsecured Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of its common stock, at the Company’s election, at their respective conversion rates (listed below as of December 31, 2020) subject to customary anti-dilution adjustments and the requirements of their respective indenture (the “Convertible Unsecured Notes Indentures”). Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Unsecured Notes only under certain circumstances set forth in the Convertible Unsecured Notes Indentures. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding the maturity date for the 2022 Convertible Notes and the second scheduled trading day immediately preceding the maturity date for the 2024 Convertible Notes, holders may convert their Convertible

Unsecured Notes at any time. In addition, if the Company engages in certain corporate events as described in their respective Convertible Unsecured Notes Indenture, holders of the Convertible Unsecured Notes may require the Company to repurchase for cash all or part of the Convertible Unsecured Notes at a repurchase price equal to 100% of the principal amount of the Convertible Unsecured Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

Certain key terms related to the convertible features for each of the Convertible Unsecured Notes as of December 31, 2020 are listed below.

	2022 Convertible Notes	2024 Convertible Notes
Conversion premium	15.0%	15.0%
Closing stock price at issuance	$16.86	$17.29
Closing stock price date	January 23, 2017	March 5, 2019
Conversion price (1)	$19.09	$19.88
Conversion rate (shares per one thousand dollar principal amount)(1)	52.3794	50.2930
Conversion dates	August 1, 2021	December 1, 2023
________________________________________

(1)    Represents conversion price and conversion rate, as applicable, as of December 31, 2020, taking into account any applicable de minimis adjustments that will be made on the conversion date.

As of December 31, 2020, the principal amounts of each series of the Convertible Unsecured Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

The Convertible Unsecured Notes Indentures contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a) of the Investment Company Act, or any successor provisions, and to provide financial information to the holders of the Convertible Unsecured Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Unsecured Notes Indentures. As of December 31, 2020, the Company was in compliance in all material respects with the terms of the Convertible Unsecured Notes Indentures.

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

(1)    At time of issuance.

(2)    At time of issuance and as of December 31, 2020.

In addition to the original issue discount equal to the equity component of the 2024 Convertible Notes, the 2024 Convertible Notes were issued at a discount. The Company records interest expense comprised of both stated interest expense as well as accretion of any original issue discount.

As of December 31, 2020, the components of the carrying value of the Convertible Unsecured Notes, the stated interest rate and the effective interest rate were as follows:

	2022 Convertible Notes	2024 Convertible Notes
Principal amount of debt	$388	$403
Original issue discount, net of accretion	(1)	(8)
Debt issuance costs	(4)	(3)
Carrying value of debt	$383	$392
Stated interest rate	3.75%	4.63%
Effective interest rate(1)	4.60%	5.20%
________________________________________

(1)    The effective interest rate of the debt component of the Convertible Unsecured Notes is equal to the stated interest rate plus the accretion of original issue discount.

For the years ended December 31, 2020, 2019 and 2018, the components of interest expense and cash paid for interest expense for the Convertible Unsecured Notes, as well as any other convertible notes outstanding during the periods presented were as follows.

	For the Years Ended December 31,
	2020	2019	2018
Stated interest expense	$33	$30	$28
Amortization of debt issuance costs	3	3	3
Accretion of original issue discount	5	5	3
Total interest expense	$41	$38	$34
Cash paid for interest expense	$33	$30	$34

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

2024 Notes

The Company has issued $900 in aggregate principal amount of unsecured notes that mature on June 10, 2024 and bear interest at a rate of 4.200% per annum (the “2024 Notes”). The 2024 Notes pay interest semi-annually, and all principal is due upon maturity. The 2024 Notes may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to par plus a ‘‘make whole’’ premium, if applicable, as determined pursuant to the indenture governing the 2024 Notes, and any accrued and unpaid interest. The 2024 Notes were issued at a net premium to the principal amount.

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

January 2026 Notes

The Company has issued $1,150 in aggregate principal amount of unsecured notes that mature on January 15, 2026 and bear interest at a rate of 3.875% per annum (the ‘‘January 2026 Notes’’). The January 2026 Notes pay interest semi-annually, and all principal is due upon maturity. The January 2026 Notes may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to par plus a ‘‘make whole’’ premium, if applicable, as determined pursuant to the indenture governing the January 2026 Notes, and any accrued and unpaid interest. The January 2026 Notes were issued at a net premium to the principal amount.

2047 Notes

As part of the acquisition of Allied Capital Corporation (“Allied Capital”) in April 2010 (the “Allied Acquisition”), the Company assumed $230 in aggregate principal amount of unsecured notes that mature on April 15, 2047 and bear interest at a rate of 6.875% per annum (the “2047 Notes” and together with the 2022 Notes, the 2023 Notes, the 2024 Notes, the March 2025 Notes, the July 2025 Notes and the January 2026 Notes, the “Unsecured Notes”). The 2047 Notes pay interest quarterly and all principal is due upon maturity. The 2047 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option, at a par redemption price of $25.00 per security plus accrued and unpaid interest.

See Note 17 for a subsequent event relating to an additional issuance of unsecured notes.

For the years ended December 31, 2020, 2019 and 2018, the components of interest expense and cash paid for interest expense for the Unsecured Notes, as well as any other unsecured notes outstanding during the periods presented are listed below.

	For the Years Ended December 31,
	2020	2019	2018
Stated interest expense	$168	$130	$146
Amortization of debt issuance costs	6	5	6
Net accretion of original issue discount	1	1	1
Accretion of purchase discount	1	2	1
Total interest expense	$176	$138	$154
Cash paid for interest expense	$140	$141	$140

The Unsecured Notes contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a) of the Investment Company Act, or any successor provisions, and to provide financial information to the holders of such notes under certain circumstances. These covenants are subject to important limitations and exceptions set forth in the indentures governing such notes. As of December 31, 2020, the Company was in compliance in all material respects with the terms of the respective indentures governing each of the Unsecured Notes.

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

6.     DERIVATIVE INSTRUMENTS

The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. As of December 31, 2020, the counterparty to these forward currency contracts was Bank of Montreal. As of December 31, 2019, the Company had no forward currency contracts outstanding.

In December 2017, in connection with $395 of the term loan tranche of the Revolving Credit Facility, the Company entered into a three-year interest rate swap agreement to mitigate its exposure to adverse fluctuations in interest rates for a total notional amount of $395 and a maturity date of January 4, 2021. Under the interest rate swap agreement, the Company paid a fixed interest rate of 2.06% and received a floating rate based on the prevailing one-month LIBOR. As of December 31, 2020 and 2019, the one-month LIBOR rate in effect was 0.19% and 1.75%, respectively.

Certain information related to the Company’s derivative instruments as of December 31, 2020 and 2019 is presented below.

	As of December 31, 2020
Derivative Instrument	Notional Amount		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap		$395	1/4/2021	$—	$(1)	Accounts payable and other liabilities
Forward currency contract	CAD	142	1/21/2021	112	(112)	Accounts payable and other liabilities
Forward currency contract		£75	1/21/2021	102	(103)	Accounts payable and other liabilities
Total				$214	$(216)

	As of December 31, 2019
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$395	1/4/2021	$—	$(2)	Accounts payable and other liabilities
Total			$—	$(2)

Net realized gains (losses) on derivative instruments recognized by the Company for the years ended December 31, 2020, 2019 and 2018 is in the following location in the consolidated statements of operations:

Derivative Instrument	Statement Location	For the Years Ended December 31,
		2020	2019	2018
Interest rate swap	Net realized gains (losses) from foreign currency and other transactions	$(6)	$1	$—
Forward currency contract	Net realized gains (losses) from foreign currency and other transactions	(9)	—	—
Total		$(15)	$1	$—

Net unrealized gains (losses) on derivative instruments recognized by the Company for the years ended December 31, 2020, 2019 and 2018 is in the following location in the consolidated statements of operations:

Derivative Instrument	Statement Location	For the Years Ended December 31,
		2020	2019	2018
Interest rate swap	Net unrealized gains (losses) from foreign currency and other transactions	$1	$(6)	$4
Forward currency contract	Net unrealized gains (losses) from foreign currency and other transactions	(1)	—	—
Total		$—	$(6)	$4

7.     COMMITMENTS AND CONTINGENCIES

Investment Commitments

The Company has various commitments to fund investments in its portfolio as described below. As of December 31, 2020 and 2019, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) the Company’s discretion:

	As of December 31,
	2020	2019
Total revolving and delayed draw loan commitments	$2,020	$2,009
Less: funded commitments	(409)	(460)
Total unfunded commitments	1,611	1,549
Less: commitments substantially at discretion of the Company	(29)	(6)
Less: unavailable commitments due to borrowing base or other covenant restrictions	(8)	—
Total net adjusted unfunded revolving and delayed draw loan commitments	$1,574	$1,543

Included within the total revolving and delayed draw loan commitments as of December 31, 2020 and 2019 were delayed draw loan commitments totaling $652 and $633, respectively. The Company’s commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels).

Also included within the total revolving loan commitments as of December 31, 2020 were commitments to issue up to $375 in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2020, the Company had $72 in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For all these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $63 expire in 2021 and $9 expire in 2022. As of December 31, 2020, the Company recorded a liability of $1 for certain letters of credit issued and outstanding and none of the other letters of credit issued and outstanding were recorded as a liability on the Company’s balance sheet as such other letters of credit are considered in the valuation of the investments in the portfolio company.

The Company also has commitments to co-invest in the SDLP for the Company’s portion of the SDLP’s commitments to fund delayed draw loans to certain portfolio companies of the SDLP. See Note 4 for more information.

As of December 31, 2020 and 2019, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

	As of December 31,
	December 31, 2020	December 31, 2019
Total private equity commitments	$111	$110
Less: funded private equity commitments	(68)	(62)
Total unfunded private equity commitments	43	48
Less: private equity commitments substantially at discretion of the Company	(43)	(48)
Total net adjusted unfunded private equity commitments	$—	$—

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

Lease Commitments

The Company is obligated under a number of operating leases pursuant to which it is leasing office facilities from third parties with remaining terms ranging from approximately one to six years. For certain of its operating leases, the Company had previously entered into subleases including one with Ares Management LLC. During the year ended December 31, 2020, the Company assigned to Ares Management LLC all of its rights, title and interest in the offices it subleased to Ares Management LLC and Ares Management LLC assumed all of the Company’s obligations. See Note 13 for a further description of the sublease with Ares Management LLC.

Effective January 1, 2019, the Company adopted the FASB Topic 842, Leases, under the modified retrospective approach using the practical expedient provided for within the standard. The components of operating lease expense for the years ended December 31, 2020 and 2019 were as follows:

	For the Years Ended December 31,
	2020	2019
Operating lease costs	$17	$19
Less: sublease income	(16)	(17)
Total operating lease costs (1)	$1	$2

(1) Total operating lease costs are incurred from office leases assumed as part of the American Capital Acquisition.

Supplemental cash flow information related to operating leases for the years ended December 31, 2020 and 2019 were as follows:

	For the Years Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$23	$23
Operating ROU assets obtained in exchange for operating lease liabilities	$14	$13

Supplemental balance sheet information as of December 31, 2020 and 2019 related to operating leases were as follows:

	For the Years Ended December 31,
	2020	2019
Operating lease ROU assets	$38	$94
Operating lease liabilities	$59	$121
Weighted average remaining lease term	4.6 years	5.8 years
Weighted average discount rate	3.3%	3.9%

The following table shows future minimum lease payments under the Company’s operating leases and a reconciliation to the operating lease liability as of December 31, 2020:

For the Years Ending December 31,	Amount
2021	$16
2022	15
2023	16
2024	6
2025	6
Thereafter	6
Total lease payments	65
Less imputed interest	(6)
Total operating lease liability	$59

The following table shows future expected rental payments to be received under the Company’s subleases where the Company is the sublessor as of December 31, 2020:

For the Years Ending December 31,	Amount
2021	$9
2022	9
2023	9
2024	4
2025	4
Thereafter	4
Total	$39

8.     FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows ASC 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASC 825-10”), which provides companies the option to report selected financial assets and liabilities at fair value. ASC 825-10 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. The Company has not elected the ASC 825-10 option to report selected financial assets and liabilities at fair value. With the exception of the line items entitled “other assets” and “debt,” which are reported at amortized cost, the carrying value of all other assets and liabilities approximate fair value.

The Company also follows ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), which expands the application of fair value accounting. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure of fair value measurements. ASC 820-10 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Company to assume that the portfolio investment is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820-10, the Company has considered its principal market as the market in which the Company exits its portfolio investments with the greatest volume and level of activity. ASC 820-10 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820-10, these inputs are summarized in the three broad levels listed below:

•Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

•Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of December 31, 2020 and 2019. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of December 31, 2020
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
First lien senior secured loans	$6,984	Yield analysis	Market yield	1.3% - 19.3%	8.5%
Second lien senior secured loans	4,171	Yield analysis	Market yield	7.0% - 19.7%	10.5%
Subordinated certificates of the SDLP	1,123	Discounted cash flow analysis	Discount rate	10.2% - 11.1%	11.0%
Senior subordinated loans	879	Yield analysis	Market yield	8.8% - 22.0%	11.3%
Preferred equity securities	926	EV market multiple analysis	EBITDA multiple	2.8x - 22.0x	13.9x
Ivy Hill Asset Management, L.P.	628	Discounted cash flow analysis	Discount rate	10.5% - 27.5%	17.1%
Other equity securities and other	795	EV market multiple analysis	EBITDA multiple	5.4x - 47.7x	13.1x
Total investments	$15,506

	As of December 31, 2019
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
First lien senior secured loans	$6,324	Yield analysis	Market yield	3.5% - 17.5%	8.5%
Second lien senior secured loans	4,334	Yield analysis	Market yield	8.9% - 25.0%	11.3%
Subordinated certificates of the SDLP	909	Discounted cash flow analysis	Discount rate	10.5% - 11.5%	11.0%
Senior subordinated loans	822	Yield analysis	Market yield	8.8% - 19.8%	12.5%
Collateralized loan obligations	35	Discounted cash flow analysis	Discount rate	9.4% - 10.2%	9.8%
			Constant prepayment rate	10.0% - 30.0%	20.0%
			Constant default rate	1.0% - 2.5%	2.0%
Preferred equity securities	728	EV market multiple analysis	EBITDA multiple	3.1x - 23.2x	12.7x
Ivy Hill Asset Management, L.P.	521	Discounted cash flow analysis	Discount rate	12.0% - 20.8%	14.8%
Other equity securities and other	675	EV market multiple analysis	EBITDA multiple	4.2x - 28.8x	12.2x
Total investments	$14,348

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

The following table presents fair value measurements of cash and cash equivalents, restricted cash, investments, derivatives and unfunded revolving and delayed draw loan commitments as of December 31, 2020:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$254	$254	$—	$—
Restricted cash	$72	$72	$—	$—
Investments not measured at net asset value	$15,509	$—	$3	$15,506
Investments measured at net asset value(1)	6
Total investments	$15,515
Derivatives	$(2)	$—	$(2)	$—
Unfunded revolving and delayed draw loan commitments(2)	$(27)	$—	$—	$(27)
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

(2)The fair value of unfunded revolving and delayed draw loan commitments is included in “accounts payable and other liabilities” in the accompanying consolidated balance sheet.

The following table presents fair value measurements of cash and cash equivalents, restricted cash, investments, derivatives and unfunded revolving and delayed draw loan commitments as of December 31, 2019:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$167	$167	$—	$—
Restricted cash	$9	$9	$—	$—
Investments not measured at net asset value	$14,416	$20	$48	$14,348
Investments measured at net asset value (1)	10
Total investments	$14,426
Derivatives	$(2)	$—	$(2)	$—
Unfunded revolving and delayed draw loan commitments(2)	$(18)	$—	$—	$(18)
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

(2)The fair value of unfunded revolving and delayed draw loan commitments is included in “accounts payable and other liabilities” in the accompanying consolidated balance sheet.

The following table presents changes in investments that use Level 3 inputs as of and for the year ended December 31, 2020:

As of and For the Year Ended December 31, 2020
Balance as of December 31, 2019	$14,348
Net realized losses	(179)
Net unrealized losses	(86)
Purchases	6,718
Sales	(2,494)
Redemptions	(3,019)
PIK interest and dividends	211
Net accretion of discount on securities	7
Net transfers into Level 3(1)	1
Net transfers out of Level 3(1)	(1)
Balance as of December 31, 2020	$15,506
________________________________________

(1)For the year ended December 31, 2020, transfers into Level 3 from Level 2 were as a result of changes in the observability of significant inputs for certain portfolio companies. For the year ended December 31, 2020, transfers out of Level 3 to Level 2 were as a result of changes in the observability of significant inputs for certain portfolio companies.

As of December 31, 2020, the net unrealized depreciation on the investments that use Level 3 inputs was $432.

For the year ended December 31, 2020, the total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the Company’s Level 3 assets still held as of December 31, 2020, and reported within the net unrealized gains (losses) on investments, foreign currency and other transactions in the Company’s consolidated statement of operations was $(235).

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

(1)For the year ended December 31, 2019, transfers out of Level 3 to Level 1 were as a result of the exchange of the Company’s previous equity investment into publicly traded common stock following the portfolio company’s initial public offering. For the year ended December 31, 2019, transfers out of Level 3 to Level 2 were as a result of changes in the observability of significant inputs for certain portfolio companies.

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

The following are the carrying and fair values of the Company’s debt obligations as of December 31, 2020 and 2019. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of December 31,
	2020			2019
	Carrying value(1)		Fair value	Carrying value(1)		Fair value
Revolving Credit Facility	$1,180		$1,180	$2,250		$2,250
Revolving Funding Facility	1,028		1,018	638		638
SMBC Funding Facility	453		445	301		301
BNP Funding Facility	150		153	—		—
2022 Convertible Notes (principal amount outstanding of $388)	383	(2)	398	377	(2)	400
2024 Convertible Notes (principal amount outstanding of $403)	392	(2)	425	389	(2)	430
2022 Notes (principal amount outstanding of $600)	598	(3)	617	597	(3)	611
2023 Notes (principal amount outstanding of $750)	747	(4)	794	746	(4)	764
2024 Notes (principal amount outstanding of $900)	896	(5)	983	895	(5)	947
March 2025 Notes (principal amount outstanding of $600)	595	(6)	653	594	(6)	630
July 2025 Notes (principal amount outstanding of $750 and $0, respectively)	742	(7)	795	—		—
January 2026 Notes (principal amount outstanding of $1,150 and $0, respectively)	1,141	(8)	1,248	—		—
2047 Notes (principal amount outstanding of $230)	186	(9)	243	184	(9)	239
	$8,491	(10)	$8,952	$6,971	(10)	$7,210
________________________________________

(1)    The Revolving Credit Facility, the Revolving Funding Facility, the SMBC Funding Facility and the BNP Funding Facility carrying values are the same as the principal amounts outstanding.

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

(7)Represents the aggregate principal amount outstanding of the July 2025 Notes less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the July 2025 Notes.

(8)Represents the aggregate principal amount outstanding of the 2026 Notes less unamortized debt issuance costs and the net unaccreted discount recorded upon the issuance of the 2026 Notes.

(9)    Represents the aggregate principal amount outstanding of the 2047 Notes less the unaccreted purchased discount.

(10)    Total principal amount of debt outstanding totaled $8,582 and $7,060 as of December 31, 2020 and 2019, respectively.

The following table presents fair value measurements of the Company’s debt obligations as of December 31, 2020 and 2019:

	As of December 31,
Fair Value Measurements Using	2020	2019
Level 1	$243	$239
Level 2	8,709	6,971
Total	$8,952	$7,210

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

The Company’s “at the market offering” activity for the years ended December 31, 2020 and 2019 is presented below:

	For the Years Ended December 31,
	2020	2019
Shares issued and sold	0.2	3.5
Gross proceeds(1)	$4	$65
________________________________________

(1)    Includes $0 and $1 of sales agents’ commissions and certain offering expenses during the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, the Company had cumulatively issued and sold 3.7 shares of common stock under the Equity Distribution Agreements, with net proceeds totaling $68, after deducting sales agents’ commissions and certain offering expenses of approximately $1. As of December 31, 2020, common stock with an aggregate offering amount of $431 remained available for issuance under the Equity Distribution Agreements.

    During the year ended December 31, 2019, in addition to equity issuances under the Equity Distribution Agreements, the Company also issued common stock in connection with the dividend reinvestment program. There were no other issuances of the Company’s equity securities during the years ended December 31, 2020 and 2019. For the year ended December 31, 2018, there were no issuances of the Company’s equity securities.

See Note 12 for information regarding shares of common stock issued or purchased in accordance with the Company’s dividend reinvestment plan during the year ended December 31, 2019.

Stock Repurchase Program

The Company is authorized under its stock repurchase program to purchase up to $500 in the aggregate of its outstanding common stock in the open market at certain thresholds below its net asset value per share, in accordance with the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The program does not require the Company to repurchase any specific number of shares, and the Company cannot assure stockholders that any shares will be repurchased under the program. The expiration date of the stock repurchase program is February 15, 2021. The program may be suspended, extended, modified or discontinued at any time. See Note 17 for a subsequent event relating to the Company’s stock repurchase program.

As of December 31, 2020, the Company had cumulatively repurchased a total of 9.0 shares of its common stock in the open market under the stock repurchase program since the program’s inception in September 2015, at an average price of $11.95 per share, including commissions paid, leaving approximately $393 available for additional repurchases under the program. During the year ended December 31, 2020, the Company repurchased a total of 8.5 shares of its common stock in the open market under the stock repurchase program for $100. The shares were repurchased at an average price of $11.83 per share, including commissions paid. During the years ended December 31, 2019 and 2018, the Company did not repurchase any shares of the Company’s common stock under the stock repurchase program.

10.     EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted net increase in stockholders’ equity resulting from operations per share for the years ended December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,
	2020	2019	2018
Net increase in stockholders’ equity resulting from operations available to common stockholders	$484	$793	$858
Weighted average shares of common stock outstanding—basic and diluted	424	427	426
Basic and diluted net increase in stockholders’ equity resulting from operations per share	$1.14	$1.86	$2.01

For the purpose of calculating diluted net increase in stockholders’ equity resulting from operations per share, the average closing price of the Company’s common stock for each of the years ended December 31, 2020, 2019 and 2018 was less than the conversion price for each of the Convertible Unsecured Notes outstanding as of December 31, 2020, 2019 and 2018, respectively, as well as any other convertible unsecured notes outstanding during the period. Therefore, for all periods presented in the financial statements, the underlying shares for the intrinsic value of the embedded options in the Convertible Unsecured Notes and any other convertible unsecured notes outstanding during the periods presented had no impact on the computation of diluted net increase in stockholders’ equity resulting from operations per share.

11.   INCOME AND EXCISE TAXES

For U.S. federal income tax purposes, amounts distributed to the Company’s stockholders as dividends are reported as ordinary income, capital gains, or a combination thereof. Dividends paid per common share for the years ended December 31, 2020, 2019 and 2018 were taxable as follows (unaudited):

	For the Years Ended December 31,
	2020	2019	2018
Ordinary income(1)	$1.60	$1.68	$1.54
Capital gains	—	—	—
Total(2)	$1.60	$1.68	$1.54
_______________________________________________________________________________

(1)For the years ended December 31, 2020, 2019 and 2018, ordinary income included dividend income of approximately $0.0157 per share, $0.0064 per share and $0.0000 per share, respectively, that qualified to be taxed at the maximum capital gains rate and, in the case of certain eligible corporate shareholders, dividends that were eligible for the dividends received deduction.

(2)For the years ended December 31, 2020, 2019 and 2018, the percentage of total dividends paid that constituted interest-related dividends were 88.4%, 86.8% and 85.4%, respectively.

The following reconciles net increase in stockholders’ equity resulting from operations to taxable income for the years ended December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,
	2020	2019	2018
	(Estimated)(1)
Net increase in stockholders’ equity resulting from operations	$484	$793	$858
Adjustments:
Net unrealized losses (gains) on investments, foreign currency and other transactions	145	(47)	255
Income not currently taxable(2)	(147)	(150)	(96)
Income for tax but not book	133	89	62
Expenses not currently deductible	19	13	52
Expenses for tax but not book	(59)	—	(78)
Realized gain/loss differences(3)	148	86	(433)
Taxable income	$723	$784	$620
_______________________________________________________________________________

(1)The calculation of estimated 2020 U.S. federal taxable income is based on certain estimated amounts, including information received from third parties and, as a result, actual 2020 U.S. federal taxable income will not be finally determined until the Company’s 2020 U.S. federal tax return is filed in 2021 (and, therefore, such estimate is subject to change).

(2)Includes dividend income from preferred equity securities that is not taxable until collected totaling $67, $61 and $26, respectively, net of dividend income collected of $1, $0 and $1, respectively, for the years ended December 31, 2020, 2019 and 2018, respectively.

(3)Certain realized gain/loss differences are the result of the realization of certain tax only capital losses on the investments acquired in the Allied Acquisition. Because the Allied Acquisition was a “tax-free” reorganization under the Code, realized losses for tax purposes can differ from GAAP. Note that unlike the Allied Acquisition, the American Capital Acquisition was treated as a taxable purchase of the American Capital assets for purposes of the Company’s taxable income calculations; therefore, realized gains or losses for tax purposes are generally consistent with realized gains or losses under GAAP.

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

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. As of December 31, 2020, the Company estimates that it will have a capital loss carryforward of approximately $335 available for use in later tax years. While the Company’s ability to utilize losses in the future depends on a variety of factors that cannot be known in advance, approximately $180 of the capital loss carryforward will be subject to limitations under Section 382 of the Code. The unused balance will be carried forward and utilized as gains are realized, subject to such limitations.

For the year ended December 31, 2020, the Company estimated U.S. federal taxable income exceeded its distributions made from such taxable income during the year; consequently, the Company has elected to carry forward the excess for distribution to shareholders in 2021. The amount carried forward to 2021 is estimated to be approximately $454, all of which is expected to be ordinary income, although these amounts will not be finalized until the 2020 tax returns are filed in 2021. For the years ended December 31, 2019 and 2018, the Company had taxable income in excess of the distributions made from such taxable income during the year, and therefore, the Company elected to carry forward the excess for distribution to shareholders in 2020 and 2019, respectively. The amounts carried forward to 2020 and 2019 were $410 and $342, respectively. To the extent that the Company determines that its estimated current year annual taxable income will exceed its estimated current year dividends from such taxable income, the Company accrues excise tax on estimated excess taxable income. For the years ended

December 31, 2020, 2019 and 2018, a net expense of $17, $15 and $14, respectively, was recorded for U.S. federal excise tax. The net expense for the years ended December 31, 2020 and 2019 each included a reduction in expense related to an expected refund request arising from the overpayment of the prior year’s excise tax of $1 and $1, respectively.

As of December 31, 2020, the estimated cost basis of investments for U.S. federal tax purposes was $15.9 billion resulting in estimated gross unrealized gains and losses of $0.5 billion and $0.9 billion, respectively. As of December 31, 2019, the estimated cost basis of investments for U.S. federal tax purposes was $14.7 billion resulting in estimated gross unrealized gains and losses of $0.4 billion and $0.7 billion, respectively. As of December 31, 2020 and 2019, the cost of investments for U.S. federal tax purposes was greater than the amortized cost of investments for book purposes of $15.9 billion and $14.7 billion, respectively, primarily as a result of the carryover of tax basis in excess of the related GAAP basis in connection with the Allied Acquisition. The Allied Acquisition qualified as a “tax-free” reorganization under the Code, which resulted in the assets acquired by the Company retaining Allied Capital’s tax cost basis at the merger date.

The Company may adjust the classification of stockholders’ equity as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes (including excise taxes), among other items. These adjustments are reclassifications among the individual components of stockholders’ equity and have no effect on total stockholders’ equity. For the year ended December 31, 2020, the Company decreased capital in excess of par value by $8 and increased accumulated undistributed (overdistributed) earnings by $8 in the consolidated statement of stockholders’ equity. After adjusting for these reclassifications, the capital in excess of par value, accumulated undistributed net investment income, accumulated net realized losses and accumulated net unrealized losses were $7,752, $233, $(276) and $(437), respectively. The adjustments made for the year ended December 31, 2020 are based on certain estimated amounts and assumptions and, as a result, such adjustments are subject to change until the Company’s 2020 U.S. federal tax return is filed in 2021. For the year ended December 31, 2019, the Company increased capital in excess of par value by $495 and decreased accumulated undistributed (overdistributed) earnings by $495 in the consolidated statement of stockholders’ equity. After adjusting for these reclassifications, the capital in excess of par value, accumulated undistributed net investment income, accumulated net realized losses and accumulated net unrealized losses were $7,760, $117, $(117) and $(293), respectively.

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. For the years ended December 31, 2020, 2019 and 2018, the Company recorded a net tax expense of approximately $2, $1 and $5, respectively, for these subsidiaries.

12.   DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared and payable during the years ended December 31, 2020, 2019 and 2018:

Date declared	Record date	Payment date	Per share amount		Total amount
October 27, 2020	December 15, 2020	December 30, 2020	$0.40		$169
August 4, 2020	September 15, 2020	September 30, 2020	0.40		169
May 5, 2020	June 15, 2020	June 30, 2020	0.40		169
February 12, 2020	March 16, 2020	March 31, 2020	0.40		172
Total dividends declared and payable for the year ended December 31, 2020			$1.60		$679

October 30, 2019	December 16, 2019	December 30, 2019	$0.40		$172
February 12, 2019	December 16, 2019	December 27, 2019	0.02	(1)	9
July 30, 2019	September 16, 2019	September 30, 2019	0.40		170
February 12, 2019	September 16, 2019	September 30, 2019	0.02	(1)	9
April 30, 2019	June 14, 2019	June 28, 2019	0.40		170
February 12, 2019	June 14, 2019	June 28, 2019	0.02	(1)	9
February 12, 2019	March 15, 2019	March 29, 2019	0.40		170
February 12, 2019	March 15, 2019	March 29, 2019	0.02	(1)	9
Total dividends declared and payable for the year ended December 31, 2019			$1.68		$718
October 31, 2018	December 14, 2018	December 28, 2018	$0.39		$166
August 1, 2018	September 14, 2018	September 28, 2018	$0.39		$166
May 2, 2018	June 15, 2018	June 29, 2018	$0.38		$162
February 13, 2018	March 15, 2018	March 30, 2018	$0.38		$162
Total dividends declared and payable for the year ended December 31, 2018			$1.54		$656
___________________________________________________________________________
(1)    Represents an additional dividend.

The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. When the Company issues new shares in connection with the dividend reinvestment plan, the issue price is equal to the closing price of its common stock on the dividend payment date. Dividend reinvestment plan activity for the years ended December 31, 2020, 2019 and 2018, was as follows:

	For the Years Ended December 31,
	2020		2019		2018
Shares issued	—		1.3		—
Average issue price per share	$—		$18.39		$—
Shares purchased by plan agent to satisfy dividends declared and payable during the period for stockholders	2.6	(1)	0.5	(2)	1.8	(3)
Average purchase price per share	$13.76		$17.42		$16.30
_______________________________________________________________________________

(1)    Shares were purchased in April 2020, July 2020, October 2020 and January 2021.

(2)    Shares were purchased in April 2019.

(3)    Shares were purchased in April 2018, July 2018, October 2018 and January 2019.

13.   RELATED PARTY TRANSACTIONS

In accordance with the investment advisory and management agreement, the Company bears all costs and expenses of the operation of the Company and reimburses its investment adviser or its affiliates for certain of such costs and expenses paid for by the investment adviser or its affiliates on behalf of the Company. For the years ended December 31, 2020, 2019 and 2018, the Company’s investment adviser or its affiliates incurred and the Company reimbursed such expenses totaling $7, $7 and $5, respectively. The Company’s investment adviser reimbursed the Company approximately $0.5 for certain rent and utilities incurred by the Company during the first quarter of 2018. In addition, during the second quarter of 2018, the Company’s investment adviser reimbursed the Company approximately $2.2, $3.0, $3.2 and $2.9 of rent and utilities for the years ended 2017, 2016, 2015 and 2014, respectively, for an aggregate reimbursement to the Company of $11.8. Beginning April 1, 2018, the Company’s investment adviser bears such rent and utilities expenses.

The Company is party to office leases pursuant to which it is leasing office facilities from third parties. For certain of these office leases, the Company had previously entered into separate subleases with Ares Management LLC, the sole member of Ares Capital Management, whereby Ares Management LLC subleased the full amount of certain of the Company’s office leases. During the year ended December 31, 2020, the Company assigned to Ares Management LLC all of its rights, title and interest in the offices it subleased to Ares Management LLC and Ares Management LLC assumed all of the Company’s obligations.

The Company has also entered into agreements with Ares Management LLC and IHAM, pursuant to which Ares Management LLC and IHAM are entitled to use the Company’s proprietary portfolio management software. For the years ended December 31, 2020, 2019 and 2018, amounts payable to the Company under these agreements totaled $0, $0 and $0, respectively.

See Notes 3 and 4 for descriptions of other related party transactions.

14.   FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights as of and for the years ended December 31, 2020, 2019, 2018, 2017 and 2016:

	As of and For the Years Ended December 31,
Per Share Data:	2020	2019	2018	2017	2016
Net asset value, beginning of period(1)	$17.32	$17.12	$16.65	$16.45	$16.46
Issuances of common stock	—	0.02	—	(0.01)	—
Repurchases of common stock	0.11	—	—	—	—
Deemed contribution from Ares Capital Management	—	—	—	0.13	—
Issuances of convertible notes	—	—	—	0.04	—
Net investment income for period(2)	1.87	1.90	1.63	1.20	1.57
Net realized and unrealized gains (losses) for period(2)	(0.73)	(0.04)	0.38	0.36	(0.06)
Net increase in stockholders’ equity	1.25	1.88	2.01	1.72	1.51
Total distributions to stockholders(3)	(1.60)	(1.68)	(1.54)	(1.52)	(1.52)
Net asset value at end of period(1)	$16.97	$17.32	$17.12	$16.65	$16.45
Per share market value at end of period	$16.89	$18.65	$15.58	$15.72	$16.49
Total return based on market value(4)	(0.86)%	30.49%	8.91%	4.55%	26.39%
Total return based on net asset value(5)	5.20%	12.14%	12.10%	10.53%	9.15%
Shares outstanding at end of period	423	431	426	426	314
Ratio/Supplemental Data:
Net assets at end of period	$7,176	$7,467	$7,300	$7,098	$5,165
Ratio of operating expenses to average net assets(6)(7)	10.27%	9.92%	8.63%	9.45%	9.59%
Ratio of net investment income to average net assets(6)(8)	11.39%	11.01%	9.60%	7.65%	9.58%
Portfolio turnover rate(6)	40%	38%	54%	51%	39%
_______________________________________________________________________________

(1)The net assets used equals the total stockholders’ equity on the consolidated balance sheet.

(2)Weighted average basic per share data.

(3)Includes additional dividends of $0.08 per share for the year ended December 31, 2020.

(4)For the year ended December 31, 2020, the total return based on market value equaled the decrease of the ending market value at December 31, 2020 of $16.89 per share from the ending market value at December 31, 2019 of $18.65 per share plus the declared and payable dividends of $1.60 per share for the year ended December 31, 2020, divided by the market value at December 31, 2019. For the year ended December 31, 2019, the total return based on market value equaled the increase of the ending market value at December 31, 2019 of $18.65 per share from the ending market value at December 31, 2018 of $15.58 per share plus the declared and payable dividends of $1.68 per share for the year ended December 31, 2019, divided by the market value at December 31, 2018. For the year ended December 31, 2018, the total return based on market value equaled the decrease of the ending market value at December 31, 2018 of $15.58 per share from the ending market value at December 31, 2017 of $15.72 per share plus the declared and payable dividends of $1.54 per share for the year ended December 31, 2018, divided by the market value at December 31, 2017. For the year ended December 31, 2017, the total return based on market value equaled the decrease of the ending market value at December 31, 2017 of $15.72 per share from the ending market value at December 31, 2016 of $16.49 per share plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2017, divided by the market value at December 31, 2016. For the year ended December 31, 2016, the total return based on market value equaled the increase of the ending market value at December 31, 2016 of $16.49 per share from the ending market value at December 31, 2015 of $14.25 per share plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2016, divided by the market value at December 31, 2015. The

Company’s shares fluctuate in value. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5)For the year ended December 31, 2020, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.60 per share for the year ended December 31, 2020, divided by the beginning net asset value for the period. For the year ended December 31, 2019, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.68 per share for the year ended December 31, 2019, divided by the beginning net asset value for the period. For the year ended December 31, 2018, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.54 per share for the year ended December 31, 2018, divided by the beginning net asset value for the period. For the year ended December 31, 2017, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2017, divided by the beginning net asset value for the period. For the year ended December 31, 2016, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2016, divided by the beginning net asset value for the period. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan, the issuance of common stock in connection with any equity offerings and the equity components of any convertible notes issued during the period. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(6)The ratios reflect an annualized amount.

(7)For the year ended December 31, 2020, the ratio of operating expenses to average net assets consisted of the following:

	For the Years Ended December 31,
	2020	2019	2018	2017	2016
Base management fees	3.10%	2.78%	2.49%	2.57%	2.64%
Income based fees and capital gains incentive fees, net of the Fee Waiver	1.80%	2.23%	2.24%	2.18%	2.29%
Income based fees and capital gains incentive fees excluding the Fee Waiver	1.80%	2.64%	2.79%	2.32%	2.29%
Cost of borrowing	4.54%	3.94%	3.33%	3.37%	3.58%
Other operating expenses	0.83%	0.97%	0.57%	1.33%	1.08%

(8)The ratio of net investment income to average net assets excludes income taxes related to realized gains and losses.

15.   SELECTED QUARTERLY DATA (Unaudited)

	2020
	Q4	Q3	Q2	Q1
Total investment income	$440	$352	$350	$369
Net investment income before net realized and unrealized gains (losses) and income based fees and capital gains incentive fees, net of waiver of income based fees (See Note 3)	$286	$208	$206	$220
Income based fees and capital gains incentive fees, net of waiver of income based fees (See Note 3)	$57	$42	$41	$(14)
Net investment income before net realized and unrealized gains (losses)	$229	$166	$165	$234
Net realized and unrealized gains (losses)	$149	$275	$112	$(846)
Net increase in stockholders’ equity resulting from operations	$378	$441	$277	$(612)
Basic and diluted net income (loss) per common share	$0.89	$1.04	$0.65	$(1.42)
Net asset value per share as of the end of the quarter	$16.97	$16.48	$15.83	$15.58

	2019
	Q4	Q3	Q2	Q1
Total investment income	$386	$387	$382	$373
Net investment income before net realized and unrealized gains (losses) and income based fees and capital gains incentive fees, net of waiver of income based fees (See Note 3)	$241	$243	$246	$241
Income based fees and capital gains incentive fees, net of waiver of income based fees (See Note 3)	$51	$31	$38	$40
Net investment income before net realized and unrealized gains (losses)	$190	$212	$208	$201
Net realized and unrealized gains (losses)	$14	$(37)	$(8)	$13
Net increase in stockholders’ equity resulting from operations	$204	$175	$200	$214
Basic and diluted earnings per common share	$0.48	$0.41	$0.47	$0.50
Net asset value per share as of the end of the quarter	$17.32	$17.26	$17.27	$17.21

	2018
	Q4	Q3	Q2	Q1
Total investment income	$345	$342	$333	$317
Net investment income before net realized and unrealized gains (losses) and income based fees and capital gains incentive fees, net of waiver of income based fees (See Note 3)	$229	$225	$210	$192
Income based fees and capital gains incentive fees, net of waiver of income based fees (See Note 3)	$26	$40	$48	$48
Net investment income before net realized and unrealized gains (losses)	$203	$185	$162	$144
Net realized and unrealized gains (losses)	$(50)	$24	$92	$98
Net increase in stockholders’ equity resulting from operations	$153	$209	$254	$242
Basic and diluted earnings per common share	$0.36	$0.49	$0.60	$0.57
Net asset value per share as of the end of the quarter	$17.12	$17.16	$17.05	$16.84

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

On May 20, 2013, the Company was named as one of several defendants in an action filed in the United States District Court for the Eastern District of Pennsylvania by the bankruptcy trustee of DSI Renal Holdings LLC (“DSI Renal”) and two affiliate companies. On March 17, 2014, the motion by the Company and the other defendants to transfer the case to the United States District Court for the District of Delaware (the “Delaware Court”) was granted. On May 6, 2014, the Delaware Court referred the matter to the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The complaint alleges, among other things, that each of the named defendants participated in a purported fraudulent transfer involving the restructuring of a subsidiary of DSI Renal. Among other things, the complaint seeks, jointly and severally from all defendants, (1) damages of approximately $425, of which the complaint states the Company’s individual share is approximately $117, (2) interest thereon according to law, and (3) punitive damages. The defendants filed a motion to dismiss all claims on August 5, 2013. On July 20, 2017, the Bankruptcy Court issued an order granting the motion to dismiss certain claims and denying the motion to dismiss certain other claims, including the purported fraudulent transfer claims. The defendants answered the complaint on August 31, 2017. Discovery has ended and all dispositive motions have now been decided. As it relates to the

Company, the Bankruptcy Court has granted three of the dispositive motions, granted in part and denied in part a fourth dispositive motion, and treated a fifth dispositive motion as mooted by the grant of one of the other dispositive motions. The bankruptcy trustee has filed notices of appeal with respect to the motions that were granted. The grant of the dispositive motions does not completely resolve the case as it relates to the defendants, including the Company, and no trial date has yet been set. The Company is currently unable to assess with any certainty whether it may have any exposure in this matter. However, the Company believes the plaintiff’s claims are without merit and intends to vigorously defend itself in this matter.

17.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2020, except as discussed below.

In January 2021, the Company issued $650 in aggregate principal amount of unsecured notes that mature on July 15, 2026 and bear interest at a rate of 2.150% per annum (the ‘‘July 2026 Notes’’). The July 2026 Notes pay interest semi-annually and all principal is due upon maturity. The July 2026 Notes may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to par plus a ‘‘make whole’’ premium, if applicable, as determined pursuant to the indenture governing the July 2026 Notes, and any accrued and unpaid interest. The July 2026 Notes were issued at a discount to the principal amount.

In February 2021, the Company’s board of directors authorized an amendment to the Company’s existing stock repurchase program to (a) extend the expiration date of the program from February 15, 2021 to February 15, 2022 and (b) increase the amount of the stock repurchase program to a full $500. Under the program, the Company may repurchase up to $500 in the aggregate of its outstanding common stock in the open market at a price per share that meets certain thresholds below its net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors.

In February 2021, the Company sold $260 of loans to IHAM or certain vehicles managed by IHAM. There were no realized gains or losses recognized from these transactions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARES CAPITAL CORPORATION

By:	/s/ R. KIPP DEVEER
R. Kipp deVeer Chief Executive Officer and Director
Date: February 10, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ R. KIPP DEVEER
R. Kipp deVeer Chief Executive Officer (principal executive officer) and Director
Date: February 10, 2021

By:	/s/ PENNI F. ROLL
Penni F. Roll Chief Financial Officer (principal financial officer)
Date: February 10, 2021

By:	/s/ SCOTT C. LEM
Scott C. Lem Chief Accounting Officer (principal accounting officer)
Date: February 10, 2021

By:	/s/ MICHAEL J AROUGHETI
Michael J Arougheti Director
Date: February 10, 2021

By:	/s/ STEVE BARTLETT
Steve Bartlett Director
Date: February 10, 2021

By:	/s/ ANN TORRE BATES
Ann Torre Bates Director
Date: February 10, 2021

By:	/s/ DANIEL KELLY, JR.
Daniel Kelly, Jr. Director
Date: February 10, 2021

By:	/s/ STEVEN B. MCKEEVER
Steven B. McKeever Director
Date: February 10, 2021

By:	/s/ MICHAEL PARKS
Michael Parks Director
Date: February 10, 2021

By:	/s/ ROBERT L. ROSEN
Robert L. Rosen Director
Date: February 10, 2021

By:	/s/ BENNETT ROSENTHAL
Bennett Rosenthal Director
Date: February 10, 2021

By:	/s/ ERIC B. SIEGEL
Eric B. Siegel Director
Date: February 10, 2021