Form 10-K/A
period 2020-12-31
ARES CAPITAL CORP
filed 2021-03-05
CIK 1287750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K/A
(Amendment No. 1)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2020, based on the closing price on that date of $14.45 on The NASDAQ Global Select Market, was approximately $6,072,661,908. As of March 5, 2021, there were 436,853,247 shares of the registrant’s common stock outstanding.

Portions of the registrant’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year are incorporated by reference into Part III of the Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

EXPLANATORY NOTE

Ares Capital Corporation, a Maryland corporation, (together with its subsidiaries, where applicable, “Ares Capital or the “Company”, which may also be referred to as “we”, “us” or “our”), is filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the Securities and Exchange Commission (“SEC”) on February 10, 2021 (the “Form 10-K”), to include the audited financial statements of the Senior Direct Lending Program, LLC (d/b/a the “Senior Direct Lending Program” or the “SDLP”) for the year ended December 31, 2020. The SDLP consolidated financial statements for the year ended December 31, 2020 (Exhibit 99.2) are included in Part IV, Item 15 of this filing.

We have determined that the SDLP, our unconsolidated portfolio company, has met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X for which we are required, pursuant to Rule 3-09 of Regulation S-X, to attach separate audited financial statements as an exhibit to our Form 10-K. In accordance with Rule 3-09(b), the separate audited financial statements of the SDLP are being filed as an amendment to the Form 10-K within 90 days after the end of the SDLP’s December 31 fiscal year.

In addition, this Amendment revises Part IV, Item 15 of the Form 10-K to include the filing of new Exhibits 31.1, 31.2 and 32.1, certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and (b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and new Exhibit 23.2, consent of Independent Auditors.

Except as described above, no other changes have been made to the Form 10-K. This Amendment does not reflect subsequent events that may have occurred after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to us after filing of the Form 10-K, and such forward-looking statements should be read in their historical context. Furthermore, this Amendment should be read in conjunction with the Form 10-K and any subsequent filings with the SEC.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

The following documents are filed as part of this Annual Report:

1.    Financial Statements

The following financial statements and related notes were filed as part of the Annual Report on Form 10-K filed with the SEC on February 10, 2021:

Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018
Consolidated Schedule of Investments as of December 31, 2020 and 2019
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018

The following financial statements and related notes of Senior Direct Lending Program, LLC are included in the Amendment No. 1 on Form 10-K/A pursuant to Rule 3-09 of Regulation S-X:

Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Schedule of Investments as of December 31, 2020 and 2019
Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Changes in Members’ Capital for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018

2.    Financial Statement Schedules—None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

3.    Exhibits.

Number	Document
3.1	Articles of Amendment and Restatement, as amended(1)
3.2	Third Amended and Restated Bylaws, as amended(2)
4.1	Form of Stock Certificate(3)
4.2	Form of Subscription Certificate(4)
4.3	Indenture, dated June 16, 2006, between Allied Capital Corporation and The Bank of New York, as trustee(5)
4.4	Form of Note under the Indenture, dated June 16, 2006, between Allied Capital Corporation and The Bank of New York, as trustee(6)
4.5	Third Supplemental Indenture, dated as of March 28, 2007, between Allied Capital Corporation and The Bank of New York, as trustee(6)
4.6	Form of 6.875% Notes due 2047(6)
4.7	Fourth Supplemental Indenture, dated as of April 1, 2010, among Ares Capital Corporation, Allied Capital Corporation and The Bank of New York Mellon, as trustee(7)
4.8	Indenture, dated as of October 21, 2010, between Ares Capital Corporation and U.S. Bank National Association, as trustee(8)
4.9	Sixth Supplemental Indenture, dated as of September 19, 2016, relating to the 3.625% Notes due 2022, between Ares Capital Corporation and U.S. Bank National Association, as trustee(9)
4.10	Form of 3.625% Notes due 2022(9)
4.11	Seventh Supplemental Indenture, dated as of August 10, 2017, relating to the 3.500% Notes due 2023, between Ares Capital Corporation and U.S. Bank National Association, as trustee(10)
4.12	Form of 3.500% Notes due 2023(10)
4.13	Eighth Supplemental Indenture, dated as of January 11, 2018, relating to the 4.250% Notes due 2025, between Ares Capital Corporation and U.S. Bank National Association, as trustee(11)

Number	Document
4.14	Form of 4.250% Notes due 2025(11)
4.15	Ninth Supplemental Indenture, dated as of March 8, 2019, relating to the 4.625% Convertible Notes due 2024, between Ares Capital Corporation and U.S. Bank National Association, as trustee(12)
4.16	Form of 4.625% Convertible Senior Notes due 2024(12)
4.17	Tenth Supplemental Indenture, dated as of June 10, 2019, relating to the 4.200% Notes due 2024, between Ares Capital Corporation and U.S. Bank National Association, as trustee(13)
4.18	Form of 4.200% Notes due 2024(13)
4.19	Eleventh Supplemental Indenture, dated as of January 15, 2020, relating to the 3.250% Notes due 2025, between the Company and U.S. Bank National Association, as trustee(14)
4.20	Form of 3.250% Notes due 2025(14)
4.21	Twelfth Supplemental Indenture, dated as of July 15, 2020, relating to the 3.875% Notes due 2026, between the Company and U.S. Bank National Association, as trustee(15)
4.22	Form of 3.875% Notes due 2026 (15)
4.23	Thirteenth Supplemental Indenture, dated as of January 13, 2021, relating to the 2.150% Notes due 2026, between the Company and U.S. Bank National Association, as trustee(16)
4.24	Form of 2.150% Notes due 2026 (16)
4.25	Indenture, dated as of January 27, 2017, between Ares Capital Corporation and U.S. Bank National Association, as trustee(17)
4.26	Form of 3.75% Convertible Senior Notes due 2022(17)
4.27	Description of Securities(18)
10.1	Dividend Reinvestment Plan of Ares Capital Corporation(19)
10.2	Second Amendment Restated Investment Advisory and Management Agreement between Ares Capital Corporation and Ares Capital Management LLC, dated as of June 6, 2019(20)
10.3	Amended and Restated Administration Agreement, dated as of June 1, 2007, between Ares Capital Corporation and Ares Operations LLC(21)
10.4	Amended and Restated Custodian Agreement, dated as of May 15, 2009, between Ares Capital Corporation and U.S. Bank National Association(22)
10.5	Amendment No. 1, dated as of December 19, 2014, to the Amended and Restated Custodian Agreement dated as of May 15, 2009, by and among Ares Capital Corporation and U.S. Bank National Association(23)
10.6	Trademark License Agreement between Ares Capital Corporation and Ares Management LLC(24)
10.7	Form of Indemnification Agreement between Ares Capital Corporation and directors and certain officers(25)
10.8	Form of Indemnification Agreement between Ares Capital Corporation and members of Ares Capital Management LLC investment committee(25)
10.9	Amended and Restated Purchase and Sale Agreement, dated as of January 22, 2010, among Ares Capital Corporation, as seller, and Ares Capital CP Funding Holdings LLC, as purchaser(26)
10.10	Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated as of June 7, 2012, among Ares Capital Corporation, as seller, and Ares Capital CP Funding Holdings LLC, as purchaser(27)
10.11	Second Tier Purchase and Sale Agreement, dated as of January 22, 2010, among Ares Capital CP Funding Holdings LLC, as seller, and Ares Capital CP Funding LLC, as purchaser(28)
10.12	Amendment No. 1 to Second Tier Purchase and Sale Agreement, dated as of June 7, 2012, among Ares Capital CP Funding Holdings LLC, as seller, and Ares Capital CP Funding LLC, as purchaser(27)
10.13	Amended and Restated Sale and Servicing Agreement, dated as of January 22, 2010, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer, Wachovia Bank, National Association, as note purchaser, U.S. Bank National Association, as trustee and collateral custodian, and Wells Fargo Securities, LLC, as agent(26)
10.14	Amendment No. 1 to the Amended and Restated Sale and Servicing Agreement, dated as of May 6, 2010, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer, Wells Fargo Bank, National Association, as successor by merger to Wachovia Bank as note purchaser, U.S. Bank, National Association, as trustee and collateral custodian, and Wells Fargo Securities LLC, as agent(28)
10.15	Amendment No. 2 to the Amended and Restated Sale and Servicing Agreement, dated as of January 18, 2011, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer, Wells Fargo Bank, National Association, as successor by merger to Wachovia Bank as note purchaser, U.S. Bank National Association, as trustee and collateral custodian, and Wells Fargo Securities, LLC, as agent(29)
10.16	Amendment No. 3 to the Amended and Restated Sale and Servicing Agreement, dated as of October 13, 2011, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and as transferor, Wells Fargo Bank, National Association (as successor by merger to Wachovia Bank, National Association), as note purchaser, U.S. Bank National Association, as trustee, collateral custodian and bank and Wells Fargo Securities, LLC, as agent(30)

Number	Document
10.17	Amendment No. 4 to the Amended and Restated Sale and Servicing Agreement, dated as of January 18, 2012, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Wells Fargo Bank, National Association (as successor by merger to Wachovia Bank, National Association), as note purchaser, Wells Fargo Securities, LLC, as agent, and U.S. Bank National Association, as collateral custodian, trustee and bank(31)
10.18	Amendment No. 5 to the Amended and Restated Sale and Servicing Agreement, dated as of June 7, 2012, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Wells Fargo Bank, National Association (as successor by merger to Wachovia Bank, National Association), as note purchaser, Wells Fargo Securities, LLC, as agent, and U.S. Bank National Association, as collateral custodian, trustee and bank(27)
10.19	Amendment No. 6 to Loan and Servicing Agreement, dated as of January 25, 2013, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Wells Fargo Securities, LLC, as agent, Wells Fargo Bank, National Association, as swingline lender, and the other lenders party thereto (32)
10.20	Omnibus Amendment, dated as of May 14, 2014, among Ares Capital CP Funding LLC, Ares Capital CP Funding Holdings LLC, Ares Capital Corporation, Wells Fargo Bank, National Association, as swingline lender and as a lender, Wells Fargo Securities, LLC, as agent, and U.S. Bank National Association, as trustee, bank and collateral custodian (amending the Loan and Servicing Agreement, dated as of January 22, 2010, the Amended and Restated Purchase and Sale Agreement, dated as of January 22, 2010, and the Second Tier Purchase and Sale Agreement, dated as of January 22, 2010)(33)
10.21	Amendment No. 8 to the Loan and Servicing Agreement, dated as of January 3, 2017, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Wells Fargo Securities, LLC, as agent, and Wells Fargo Bank, National Association, as swingline lender, and the other lenders party thereto(34)
10.22	Amendment No. 10 to Loan and Servicing Agreement, dated as of October 2, 2018, among Ares Capital CP Funding LLC, Ares Capital Corporation, Wells Fargo Bank National Association, as the agent and Wells Fargo Bank, National Association, as a lender and Bank of America, N.A.(35)
10.23	Amendment No. 11 to Loan and Servicing Agreement, dated as of December 14, 2018, among Ares Capital CP Funding LLC, Ares Capital Corporation, Wells Fargo Bank National Association, as the agent and Wells Fargo Bank, National Association, as a lender and Bank of America, N.A.(36)
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

10.25	Amendment No. 13 to Loan and Servicing Agreement, dated as of January 31, 2020, among Ares Capital CP Funding LLC, as the borrower, Ares Capital Corporation, as the servicer, Wells Fargo Bank, National Association, as the agent, Wells Fargo Bank, National Association, as a lender, Bank of America, N.A, as a lender, TIAA, FSB, as a lender, Sampension Livsforsikring A/S, as a lender, Arkitekternes Pensionskasse, as a lender, Pensionskassen for Jordbrugsakademikere og Dyrlæger, as a lender and U.S. Bank National Association, as trustee, bank and collateral custodian (38)
10.26	Eleventh Amended and Restated Senior Secured Revolving Credit Agreement, dated as of March 30, 2020, among Ares Capital Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent(39)
10.27	Loan and Servicing Agreement, dated as of January 20, 2012, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, collateral agent and lender, and U.S. Bank National Association, as collateral custodian and bank(40)
10.28	Purchase and Sale Agreement, dated as of January 20, 2012, between Ares Capital JB Funding LLC, as purchaser, and Ares Capital Corporation, as seller(40)
10.29	Revolving Credit and Security Agreement, dated as of June 11, 2020, among ARCC FB Funding LLC, as the borrower, BNP Paribas, as the administrative agent, Ares Capital Corporation as equity holder and servicer, and U.S. Bank National Association as collateral agent(41)
10.30	Purchase and Sale Agreement, dated as of June 11, 2020, between ARCC FB Funding LLC, as the purchaser and Ares Capital Corporation, as the seller(41)
10.31	Amendment No. 1, dated as of December 21, 2020, among ARCC FB Funding LLC, as the borrower, BNP Paribas, as the administrative agent, Ares Capital Corporation as equity holder and servicer, and U.S. Bank National Association as collateral agent(53)
10.32	Omnibus Amendment No. 1, dated as of September 14, 2012, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012, and the Purchase and Sale Agreement, dated as of January 20, 2012)(42)
10.33	Omnibus Amendment No. 2, dated as of December 20, 2013, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012, and the Purchase and Sale Agreement, dated as of January 20, 2012)(43)

Number	Document
10.34	Omnibus Amendment No. 3, dated as of June 30, 2015, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012, and the Purchase and Sale Agreement, dated as of January 20, 2012)(44)
10.35	Omnibus Amendment No. 4, dated as of August 24, 2017, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012)(45)
10.36	Omnibus Amendment No. 5, dated as of September 12, 2018, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012)(46)
10.37	Omnibus Amendment No. 6, dated as of September 10, 2019, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012 and the Purchase and Sale Agreement, dated as of January 20, 2012)(47)
10.38	Omnibus Amendment No. 7, dated as of December 31, 2019, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012 and the Purchase and Sale Agreement, dated as of January 20, 2012)(48)
10.39	Equity Distribution Agreement, dated as of November 8, 2019, among Ares Capital Corporation, Ares Capital Management LLC, Ares Operations LLC and Truist Securities Inc.(49)
10.40	Equity Distribution Agreement, dated as of August 10, 2020, among Ares Capital Corporation, Ares Capital Management LLC, Ares Operations LLC and Regions Securities LLC (50)
11.1	Statement of Computation of Per Share Earnings(51)
14.1	Code of Ethics(52)
21.1	Subsidiaries of Ares Capital Corporation(53)
23.1	Consent of Independent Registered Public Accounting Firm(53)
23.2	Consent of Independent Auditors*
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	Report of Independent Registered Public Accounting Firm on Supplemental Information(53)
99.2	Audited Consolidated Financial Statements of the Senior Direct Lending Program, LLC for the year ended December 31, 2020*
________________________________________

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q (File No. 814-00663), for the quarter ended September 30, 2020, filed on October 27, 2020.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2018, filed on February 12, 2019.
(3)	Incorporated by reference to Exhibit (d) to the Company’s pre effective Amendment No. 2 to the Registration Statement under the Securities Act of 1933, as amended, on Form N 2 (File No. 333 114656), filed on September 28, 2004.
(4)	Incorporated by reference to Exhibit (d)(4) to the Company’s pre effective Amendment No. 2 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-149139), filed on April 9, 2008.
(5)	Incorporated by reference to Exhibit d.2 to Allied Capital’s Registration Statement under the Securities Act of 1933, as amended, on Form N 2/A (File No. 333 133755), filed on June 21, 2006.
(6)	Incorporated by reference to Exhibits d.8 and d.9, as applicable, to Allied Capital’s post effective Amendment No. 3 to the Registration Statement under the Securities Act of 1933, as amended, on Form N 2/A (File No. 333 133755), filed on March 28, 2007.

(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8 K (File No. 814 00663), filed on April 7, 2010.
(8)	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8 K (File No. 814 00663), filed on October 22, 2010.
(9)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on September 19, 2016.
(10)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on August 10, 2017.
(11)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on January 11, 2018.
(12)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8 K (File No. 814 00663), filed on March 8, 2019.
(13)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8 K (File No. 814 00663), filed on June 10, 2019.
(14)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8 K (File No. 814 00663), filed on January 15, 2020.
(15)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed July 15, 2020.
(16)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8 K (File No. 814-00663), filed on January 13, 2021.
(17)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8 K (File No. 814-00663), filed on January 27, 2017.
(18)	Incorporated by reference to Exhibit 4.23 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2019, filed on February 12, 2020.
(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2018, filed on February 12, 2019.
(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on June 7, 2019.
(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 814-00663) for the quarter ended June 30, 2007, filed on August 9, 2007.
(22)	Incorporated by reference to Exhibit (j) to the Company’s pre effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-158211), filed on May 28, 2009.
(23)	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2014, filed on February 26, 2015.
(24)	Incorporated by reference to Exhibit 99(K)(3) to the Company’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-114656), filed on September 17, 2004.
(25)	Incorporated by reference to Exhibits (k)(3) and (k)(4), as applicable, to the Company’s Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-188175), filed on April 26, 2013.
(26)	Incorporated by reference to Exhibits 10.2 through 10.4, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on January 25, 2010.
(27)	Incorporated by reference to Exhibits 10.1 through 10.3, as applicable, to the Company’s Form 8-K (File No. 814-0663), filed on June 8, 2012.
(28)	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q (File No. 814-00663) for the quarter ended March 30, 2010, filed on May 10, 2010.
(29)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 19, 2011.
(30)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on October 14, 2011.
(31)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 19, 2012.
(32)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 28, 2013.
(33)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on May 15, 2014.
(34)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 4, 2017.
(35)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on October 3, 2018.
(36)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on December 17, 2018.
(37)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on June 19, 2019.
(38)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on February 3, 2020.

(39)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on March 31, 2020.
(40)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on January 24, 2012.
(41)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on June 16, 2020.
(42)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on September 17, 2012.
(43)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on December 23, 2013.
(44)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on July 1, 2015.
(45)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on August 28, 2017.
(46)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on September 13, 2018.
(47)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on September 10, 2019
(48)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 2, 2020.
(49)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s 8-K (File No. 814-00663), filed on November 8, 2019.
(50)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on August 10, 2020.
(51)
Incorporated by reference to Note 10 to the Company’s Notes to Consolidated Financial Statements in the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2020, filed on February 10, 2021.

(52)	Incorporated by reference to Exhibit (r) to the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-212142), filed on June 14, 2017.
(53)	Incorporated by reference to Exhibits 10.31, 21.1, 23.1 and 99.1, as applicable, to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2020, filed on February 10, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARES CAPITAL CORPORATION

By:	/s/ R. KIPP DEVEER
R. Kipp deVeer Chief Executive Officer and Director
Date: March 5, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ R. KIPP DEVEER
R. Kipp deVeer Chief Executive Officer (principal executive officer) and Director
Date: March 5, 2021

By:	/s/ PENNI F. ROLL
Penni F. Roll Chief Financial Officer (principal financial officer)
Date: March 5, 2021

By:	/s/ SCOTT C. LEM
Scott C. Lem Chief Accounting Officer (principal accounting officer)
Date: March 5, 2021

By:	/s/ MICHAEL J AROUGHETI
Michael J Arougheti Director
Date: March 5, 2021

By:	/s/ STEVE BARTLETT
Steve Bartlett Director
Date: March 5, 2021

By:	/s/ ANN TORRE BATES
Ann Torre Bates Director
Date: March 5, 2021

By:	/s/ DANIEL KELLY, JR.
Daniel Kelly, Jr. Director
Date: March 5, 2021

By:	/s/ STEVEN B. MCKEEVER
Steven B. McKeever Director
Date: March 5, 2021

By:	/s/ MICHAEL PARKS
Michael Parks Director
Date: March 5, 2021

By:	/s/ ROBERT L. ROSEN
Robert L. Rosen Director
Date: March 5, 2021

By:	/s/ BENNETT ROSENTHAL
Bennett Rosenthal Director
Date: March 5, 2021

By:	/s/ ERIC B. SIEGEL
Eric B. Siegel Director
Date: March 5, 2021