Form 10-Q
period 2021-09-30
ARES CAPITAL CORP
filed 2021-10-26
CIK 1287750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2021
Common stock, $0.001 par value	460,753,939

ARES CAPITAL CORPORATION

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions, except per share data)

	As of
	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliate company investments	$15,345	$12,780
Non-controlled affiliate company investments	333	296
Controlled affiliate company investments	1,999	2,439
Total investments at fair value (amortized cost of $17,627 and $15,914, respectively)	17,677	15,515
Cash and cash equivalents	1,193	254
Restricted cash	20	72
Interest receivable	111	112
Receivable from participants	—	38
Receivable for open trades	24	73
Other assets	98	94
Operating lease right-of-use asset	31	38
Total assets	$19,154	$16,196
LIABILITIES
Debt	$9,895	$8,491
Base management fees payable	65	56
Income based fees payable	53	140
Capital gains incentive fees payable	133	—
Interest and facility fees payable	66	83
Payable to participants	20	72
Payable for open trades	153	6
Accounts payable and other liabilities	87	90
Secured borrowings	97	23
Operating lease liabilities	48	59
Total liabilities	10,617	9,020
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share, 600 common shares authorized; 461 and 423 common shares issued and outstanding, respectively	—	—
Capital in excess of par value	8,373	7,656
Accumulated undistributed (overdistributed) earnings	164	(480)
Total stockholders’ equity	8,537	7,176
Total liabilities and stockholders’ equity	$19,154	$16,196
NET ASSETS PER SHARE	$18.52	$16.97

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest income from investments (excluding payment-in-kind (“PIK”) interest income)	$230	$194	$656	$639
PIK interest income from investments	42	33	95	85
Capital structuring service fees	53	12	179	55
Dividend income	31	18	86	54
Other income	11	22	28	38
Total investment income from non-controlled/non-affiliate company investments	367	279	1,044	871
From non-controlled affiliate company investments:
Interest income from investments (excluding PIK interest income)	2	2	5	7
PIK interest income from investments	1	—	3	2
Capital structuring service fees	—	—	—	1
Other income	—	—	1	—
Total investment income from non-controlled affiliate company investments	3	2	9	10
From controlled affiliate company investments:
Interest income from investments (excluding PIK interest income)	39	38	129	110
PIK interest income from investments	3	13	23	22
Capital structuring service fees	6	—	11	—
Dividend income	23	19	72	55
Other income	1	1	3	3
Total investment income from controlled affiliate company investments	72	71	238	190
Total investment income	442	352	1,291	1,071
EXPENSES:
Interest and credit facility fees	94	77	267	235
Base management fees	65	53	184	161
Income based fees	53	42	158	127
Capital gains incentive fees	30	—	133	(58)
Administrative fees	4	3	11	10
Other general and administrative	7	7	18	19
Total expenses	253	182	771	494
NET INVESTMENT INCOME BEFORE INCOME TAXES	189	170	520	577
Income tax expense, including excise tax	5	4	21	12
NET INVESTMENT INCOME	184	166	499	565
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS, FOREIGN CURRENCY AND OTHER TRANSACTIONS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	82	(19)	139	15
Non-controlled affiliate company investments	1	—	58	13
Controlled affiliate company investments	40	(4)	61	(6)
Foreign currency and other transactions	26	(2)	9	(5)
Net realized gains (losses)	149	(25)	267	17
Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	35	160	388	(571)
Non-controlled affiliate company investments	6	4	13	(31)
Controlled affiliate company investments	(29)	142	56	126
Foreign currency and other transactions	(11)	(6)	5	—
Net unrealized gains (losses)	1	300	462	(476)
Net realized and unrealized gains (losses) on investments, foreign currency and other transactions	150	275	729	(459)
REALIZED LOSS ON EXTINGUISHMENT OF DEBT	—	—	(43)	—
NET INCREASE IN STOCKHOLDERS' EQUITY RESULTING FROM OPERATIONS	$334	$441	$1,185	$106
BASIC AND DILUTED NET INCOME PER COMMON SHARE (see Note 10)	$0.73	$1.04	$2.68	$0.25
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING (see Note 10)	453	423	441	425

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2021
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Software & Services
2U, Inc.	Provider of course design and learning management system to educational institutions	First lien senior secured loan ($45.6 par due 12/2024)	6.50% (Libor + 5.75%/Q)	6/28/2021	$44.9	$45.2	(2)(6)(13)
AffiniPay Midco, LLC and AffiniPay Intermediate Holdings, LLC (17)	Payment processing solution provider	First lien senior secured loan ($64.2 par due 3/2026)	6.25% (Libor + 5.00%/Q)	2/28/2020	64.2	64.2	(13)
		First lien senior secured loan ($0.7 par due 3/2026)	6.25% (Libor + 5.00%/Q)	6/7/2021	0.7	0.7	(2)(13)
		Senior subordinated loan ($26.6 par due 2/2028)	12.75% PIK	2/28/2020	26.6	26.6	(2)
					91.5	91.5
Anaqua Parent Holdings, Inc. & Astorg VII Co-Invest Anaqua (17)	Provider of intellectual property management lifecycle software	First lien senior secured loan ($4.8 par due 4/2026)	6.25% (Euribor + 6.25%/Q)	4/10/2019	4.6	4.8
		First lien senior secured loan ($16.0 par due 4/2026)	7.00% (Libor + 6.00%/Q)	6/24/2021	16.0	16.0	(2)(13)
		Limited partnership units (4,400,000 units)		6/13/2019	4.2	7.5	(2)(6)
					24.8	28.3
APG Intermediate Holdings Corporation and APG Holdings, LLC (4)(17)	Aircraft performance software provider	First lien senior secured loan ($13.5 par due 1/2025)	6.75% (Libor + 5.25%/Q)	1/3/2020	13.5	13.5	(2)(13)
		Class A membership units (9,750,000 units)		1/3/2020	9.8	12.0	(2)
					23.3	25.5
Appriss Health, LLC and Appriss Health Intermediate Holdings, Inc. (17)	Software platform for identification, prevention and management of substance use disorder	First lien senior secured loan ($25.7 par due 5/2027)	8.25% (Libor + 7.25%/Q)	5/6/2021	25.7	25.4	(2)(13)
		Series A preferred shares (32,236 shares)	11.00% PIK	5/6/2021	33.7	33.7	(2)
					59.4	59.1
Apptio, Inc. (17)	Provider of cloud-based technology business management solutions	First lien senior secured revolving loan ($1.7 par due 1/2025)	8.25% (Libor + 7.25%/Q)	1/10/2019	1.7	1.7	(2)(13)
		First lien senior secured loan ($62.2 par due 1/2025)	8.25% (Libor + 7.25%/Q)	1/10/2019	62.2	62.2	(13)
					63.9	63.9
Avetta, LLC (17)	Supply chain risk management SaaS platform for global enterprise clients	First lien senior secured loan ($21.1 par due 4/2024)	6.25% (Libor + 5.25%/Q)	7/15/2021	21.1	21.1	(2)(13)
AxiomSL Group, Inc. and Calypso Group, Inc. (17)	Provider of real-time wire data analytics solutions for application and infrastructure monitoring	First lien senior secured loan ($21.4 par due 12/2027)	7.00% (Libor + 6.00%/Q)	7/21/2021	21.0	21.2	(2)(13)
Banyan Software Holdings, LLC (17)	Vertical software businesses holding company	First lien senior secured loan ($20.3 par due 10/2026)	8.50% (Libor + 7.50%/Q)	10/30/2020	20.3	20.3	(2)(13)
Borrower R365 Holdings LLC (17)	Provider of restaurant ERP systems	First lien senior secured revolving loan ($0.7 par due 6/2027)	7.50% (Libor + 6.50%/Q)	6/10/2021	0.7	0.7	(2)(13)
		First lien senior secured loan ($15.4 par due 6/2027)	7.50% (Libor + 3.50% Cash, 3.00% PIK/S)	6/10/2021	15.1	15.2	(2)(13)
					15.8	15.9
CallMiner, Inc.	Provider of cloud-based conversational analytics solutions	Warrant to purchase up to 2,350,636 shares of Series 1 preferred stock (expires 7/2024)		7/23/2014	—	—	(2)
Cardinal Parent, Inc. and Packers Software Intermediate Holdings, Inc. (17)	Provider of software and technology-enabled content and analytical solutions to insurance brokers	First lien senior secured revolving loan ($1.1 par due 11/2025)	6.75% (Base Rate + 3.50%/Q)	11/12/2020	1.1	1.1	(2)(13)
		Second lien senior secured loan ($48.1 par due 11/2028)	8.50% (Libor + 7.75%/Q)	11/12/2020	48.1	48.1	(2)(13)
		Series A-2 preferred shares (8,963 shares)	11.25% PIK (Libor + 11.00%/Q)	12/23/2020	9.8	9.9	(2)
		Series A preferred shares (24,898 shares)	11.21% PIK (Libor + 11.00%/Q)	11/12/2020	27.5	27.4	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2021
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					86.5	86.5
Consilio Midco Limited and Consilio Investment Holdings, L.P. (17)	Provider of sales software for the interior design industry	First lien senior secured loan ($60.8 par due 5/2028)	6.75% (Libor + 5.75%/Q)	5/28/2021	60.8	60.1	(2)(6)(13)
		Common units (4,799,000 units)		5/28/2021	4.8	6.0	(2)(6)
					65.6	66.1
CoreLogic, Inc. and T-VIII Celestial Co-Invest LP (17)	Provider of information, insight, analytics, software and other outsourced services primarily to the mortgage, real estate and insurance sectors	Second lien senior secured loan ($155.7 par due 6/2029)	7.00% (Libor + 6.50%/M)	6/3/2021	155.7	154.1	(2)(13)
		Limited partnership units (59,665,989 units)		4/29/2021	59.7	75.0	(2)
					215.4	229.1
Cority Software Inc., IQS, Inc. and Cority Parent, Inc. (17)	Provider of environmental, health and safety software to track compliance data	First lien senior secured loan ($6.4 par due 7/2026)	6.00% (Libor + 5.00%/Q)	7/2/2019	6.4	6.4	(6)(13)
		First lien senior secured loan ($4.4 par due 7/2026)	6.00% (Libor + 5.00%/Q)	10/15/2019	4.4	4.4	(6)(13)
		First lien senior secured loan ($1.1 par due 7/2026)	8.00% (Libor + 7.00%/Q)	9/3/2020	1.1	1.1	(2)(6)(13)
		Preferred equity (198 shares)	9.00% PIK	7/2/2019	0.2	0.2	(2)(6)
		Common equity (190,143 shares)		7/2/2019	—	0.3	(2)(6)
					12.1	12.4
Datix Bidco Limited	Global healthcare software company that provides software solutions for patient safety and risk management	First lien senior secured loan ($0.1 par due 4/2025)	4.21% (Libor + 4.00%/Q)	10/7/2019	—	0.1	(2)(6)
DCert Preferred Holdings, Inc. and Destiny Digital Holdings, L.P.	Provider of internet security tools and solutions	Series A preferred shares (129,822 shares)	10.50% PIK	5/25/2021	131.2	129.8	(2)
		Series A units (817,194 units)		5/27/2021	13.3	12.2	(2)
					144.5	142.0
Denali Holdco LLC and Denali Topco LLC (17)	Provider of cybersecurity audit and assessment services	First lien senior secured loan ($37.3 par due 9/2027)	7.00% (Libor + 6.00%/Q)	9/15/2021	37.3	36.9	(2)(13)
		Class A units (2,549,000)		9/15/2021	2.5	2.5	(2)
					39.8	39.4
Diligent Corporation and Diligent Preferred Issuer, Inc. (17)	Provider of secure SaaS solutions for board and leadership team documents	First lien senior secured revolving loan		8/4/2020	—	—	(15)
		First lien senior secured loan ($33.1 par due 8/2025)	7.25% (Libor + 6.25%/Q)	8/4/2020	32.5	33.1	(13)
		First lien senior secured loan ($9.0 par due 8/2025)	6.75% (Libor + 5.75%/Q)	3/4/2021	8.9	9.0	(2)(13)
		First lien senior secured loan ($11.5 par due 8/2025)	6.75% (Libor + 5.75%/Q)	4/6/2021	11.4	11.5	(2)(13)
		First lien senior secured loan ($2.0 par due 8/2025)	7.25% (Libor + 6.25%/Q)	7/30/2021	2.0	2.0	(2)(13)
		Preferred stock (13,140 shares)	10.50% PIK	4/6/2021	13.5	13.8	(2)
					68.3	69.4
Drilling Info Holdings, Inc. and Titan DI Preferred Holdings, Inc.	SaaS based business analytics company focused on oil and gas industry	Second lien senior secured loan ($25.0 par due 7/2026)	8.33% (Libor + 8.25%/M)	2/11/2020	25.0	25.0
		Preferred stock (29.53 shares)	13.50% PIK	2/11/2020	35.8	36.7	(2)
					60.8	61.7
DS Admiral Bidco, LLC (17)	Tax return software provider for government institutions	First lien senior secured loan ($25.8 par due 3/2028)	6.75% (Libor + 5.75%/Q)	3/16/2021	25.1	25.5	(2)(13)
Elemica Parent, Inc. & EZ Elemica Holdings, Inc. (17)	SaaS based supply chain management software provider focused on chemical markets	First lien senior secured revolving loan ($2.3 par due 9/2025)	7.00% (Libor + 6.00%/M)	9/18/2019	2.3	2.3	(2)(13)
		First lien senior secured loan ($50.7 par due 9/2025)	7.00% (Libor + 6.00%/Q)	9/18/2019	50.7	50.7	(13)
		First lien senior secured loan ($11.5 par due 9/2025)	7.00% (Libor + 6.00%/Q)	9/18/2019	11.5	11.5	(2)(13)
		First lien senior secured loan ($20.5 par due 9/2025)	7.00% (Libor + 6.00%/Q)	12/15/2020	20.5	20.5	(2)(13)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2021
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Preferred equity (4,599 shares)		9/18/2019	4.6	5.0
					89.6	90.0
EP Purchaser, LLC., Entertainment Partners Canada ULC and TPG VIII EP Co-Invest II, L.P. (17)	Provider of entertainment workforce and production management solutions	First lien senior secured loan ($29.0 par due 5/2026)	5.38% (Libor + 5.25%/Q)	5/10/2019	29.0	29.0	(6)
		First lien senior secured loan ($24.4 par due 5/2026)	5.38% (Libor + 5.25%/Q)	5/10/2019	24.4	24.4	(2)(6)(9)
		First lien senior secured loan ($10.6 par due 5/2026)	5.38% (Libor + 5.25%/Q)	5/10/2019	10.6	10.6	(2)(6)
		Partnership units (5,034,483 units)		5/10/2019	4.7	8.6	(2)(6)
					68.7	72.6
Episerver Inc. and Goldcup 17308 AB (17)	Provider of web content management and digital commerce solutions	First lien senior secured loan ($6.2 par due 4/2026)	5.75% (Euribor + 5.75%/Q)	3/22/2019	6.0	6.2	(2)(6)
		First lien senior secured loan ($27.0 par due 4/2026)	6.50% (Libor + 5.50%/Q)	10/9/2018	27.0	27.0	(2)(6)(13)
					33.0	33.2
eResearch Technology, Inc. and Astorg VII Co-Invest ERT (17)	Provider of mission-critical, software-enabled clinical research solutions	Second lien senior secured loan ($19.9 par due 2/2028)	8.50% (Libor + 8.00%/M)	2/4/2020	19.5	19.9	(13)
		Second lien senior secured loan ($2.5 par due 2/2028)	8.50% (Libor + 8.00%/M)	2/4/2020	2.5	2.5	(2)(13)
		Second lien senior secured loan ($30.6 par due 2/2028)	8.50% (Libor + 8.00%/M)	4/27/2021	29.5	30.6	(2)(13)
		Limited partnership interest (3,988,000 shares)		1/31/2020	4.5	5.8	(2)(6)
					56.0	58.8
ExtraHop Networks, Inc. (17)	Provider of real-time wire data analytics solutions for application and infrastructure monitoring	First lien senior secured loan ($0.4 par due 7/2027)	8.50% (Libor + 7.50%/Q)	7/20/2021	0.4	0.4	(2)(13)
		First lien senior secured loan ($16.6 par due 7/2027)	8.50% (Libor + 7.50%/Q)	7/22/2021	16.6	16.4	(2)(13)
					17.0	16.8
First Insight, Inc.	Software company providing merchandising and pricing solutions to companies worldwide	Warrant to purchase up to 122,827 units of Series C preferred stock (expires 3/2024)		3/20/2014	—	—	(2)
FM:Systems Group, LLC (17)	Provider of facilities and space management software solutions	First lien senior secured revolving loan ($1.5 par due 12/2024)	7.50% (Libor + 6.50%/Q)	2/8/2018	1.5	1.5	(2)(13)
		First lien senior secured loan ($3.2 par due 12/2024)	7.50% (Libor + 6.50%/M)	12/2/2019	3.2	3.2	(2)(13)
		First lien senior secured loan ($1.4 par due 12/2024)	7.50% (Libor + 6.50%/Q)	6/15/2021	1.4	1.4	(2)(13)
					6.1	6.1
Forescout Technologies, Inc. (17)	Network access control solutions provider	First lien senior secured loan ($18.3 par due 8/2026)	10.50% PIK (Libor + 9.50%/Q)	8/17/2020	17.9	17.9	(2)(13)
Frontline Technologies Group Holding LLC, Frontline Technologies Blocker Buyer, Inc., Frontline Technologies Holdings, LLC and Frontline Technologies Parent, LLC	Provider of human capital management and SaaS-based software solutions to employees and administrators of K-12 school organizations	First lien senior secured loan ($17.3 par due 9/2023)	6.75% (Libor + 5.75%/Q)	12/30/2020	17.3	17.3	(13)
		First lien senior secured loan ($3.1 par due 9/2023)	6.75% (Libor + 5.75%/Q)	6/15/2021	3.1	3.1	(2)(13)
		Class A preferred units (4,574 units)	9.00% PIK	9/18/2017	6.0	6.6
		Class B common units (499,050 units)		9/18/2017	—	4.3
					26.4	31.3
Genesis Acquisition Co. and Genesis Holding Co. (17)	Child care management software and services provider	First lien senior secured revolving loan ($1.5 par due 7/2024)	4.13% (Libor + 4.00%/Q)	7/31/2018	1.5	1.5	(2)
		First lien senior secured loan ($0.2 par due 7/2024)	4.13% (Libor + 4.00%/Q)	7/31/2018	0.2	0.2	(2)
		Second lien senior secured loan ($32.4 par due 7/2025)	7.65% (Libor + 7.50%/Q)	7/31/2018	32.4	31.1	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2021
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Second lien senior secured loan ($7.5 par due 7/2025)	7.62% (Libor + 7.50%/Q)	6/9/2021	7.5	7.2	(2)
		Class A common stock (8 shares)		7/31/2018	0.8	0.8	(2)
					42.4	40.8
IfByPhone Inc.	Voice-based marketing automation software provider	Warrant to purchase up to 124,300 shares of Series C preferred stock (expires 10/2022)		10/15/2012	0.1	—	(2)
Inmar, Inc.	Technology-driven solutions provider for retailers, wholesalers and manufacturers	Second lien senior secured loan ($28.3 par due 5/2025)	9.00% (Libor + 8.00%/Q)	4/25/2017	28.1	28.3	(2)(13)
GraphPAD Software, LLC, Insightful Science Intermediate I, LLC and Insightful Science Holdings, LLC	Provider of data analysis, statistics, and visualization software solutions for scientific research applications	First lien senior secured revolving loan ($0.3 par due 4/2027)	7.00% (Libor + 6.00%/Q)	12/21/2017	0.3	0.3	(2)(13)
		First lien senior secured loan ($0.5 par due 4/2027)	7.00% (Libor + 6.00%/Q)	12/21/2017	0.5	0.5	(2)(13)
		First lien senior secured loan ($16.2 par due 4/2027)	6.50% (Libor + 5.50%/Q)	4/28/2021	16.2	16.0	(2)(13)
		Senior subordinated loan ($37.5 par due 4/2032)	10.50%	4/28/2021	37.5	37.2	(2)
		Preferred units (1,828,645 units)	14.00% PIK	4/28/2021	50.5	50.5
					105.0	104.5
Huskies Parent, Inc. (17)	Insurance software provider	First lien senior secured loan ($0.5 par due 7/2026)	4.08% (Libor + 4.00%/M)	7/18/2019	0.5	0.5	(2)(20)
IV Rollover Holdings, LLC	Solar power generation facility developer and operator	Class B units (170,490 units)		5/31/2017	—	—	(2)
		Class X units (5,000,000 units)		5/31/2017	2.2	2.2	(2)
					2.2	2.2
Majesco and Magic Topco, L.P. (17)	Insurance software provider	First lien senior secured loan ($60.7 par due 9/2027)	8.25% (Libor + 7.25%/Q)	9/21/2020	60.7	60.7	(2)(13)
		Class A units (2,539 units)	9.00% PIK	9/21/2020	2.8	2.8	(2)
		Class B units (570,625 units)		9/21/2020	—	0.9	(2)
					63.5	64.4
Ministry Brands, LLC and MB Parent HoldCo, L.P. (dba Community Brands) (17)	Software and payment services provider to faith-based institutions	First lien senior secured loan ($9.2 par due 12/2022)	5.00% (Libor + 4.00%/M)	4/6/2017	9.2	9.2	(13)
		First lien senior secured loan ($4.8 par due 12/2022)	5.00% (Libor + 4.00%/M)	8/22/2017	4.8	4.8	(13)
		Second lien senior secured loan ($90.0 par due 6/2023)	10.25% (Libor + 9.25%/M)	12/2/2016	89.8	90.0	(13)
		Second lien senior secured loan ($16.6 par due 6/2023)	10.25% (Libor + 9.25%/M)	12/2/2016	16.6	16.6	(2)(13)
		Second lien senior secured loan ($13.9 par due 6/2023)	10.25% (Libor + 9.25%/M)	4/6/2017	13.9	13.9	(2)(13)
		Second lien senior secured loan ($17.9 par due 6/2023)	10.25% (Libor + 9.25%/M)	8/22/2017	17.9	17.9	(2)(13)
		Second lien senior secured loan ($48.9 par due 6/2023)	9.00% (Libor + 8.00%/M)	4/18/2018	48.9	48.9	(2)(13)
		Class A units (500,000 units)		12/2/2016	5.0	8.3	(2)
					206.1	209.6
MMIT Holdings, LLC (17)	Provider of market intelligence and analysis for the pharmaceutical industry	First lien senior secured loan ($42.9 par due 9/2027)	7.25% (Libor + 6.25%/Q)	9/15/2021	42.9	42.5	(2)(13)
MRI Software LLC (17)	Provider of real estate and investment management software	First lien senior secured loan ($50.6 par due 2/2026)	6.50% (Libor + 5.50%/Q)	2/10/2020	50.6	50.6	(13)
		First lien senior secured loan ($3.9 par due 2/2026)	6.50% (Libor + 5.50%/Q)	8/28/2020	3.9	3.9	(2)(13)
					54.5	54.5
OpenMarket Inc.	Provider of cloud-based mobile engagement platform	First lien senior secured loan ($50.8 par due 9/2026)	7.00% (Libor + 6.25%/Q)	9/17/2021	50.8	50.3	(6)(13)
Paya, Inc and GTCR-Ultra Holdings LLC (17)	Provider of payment processing and merchant acquiring solutions	Class B units (2,878,372 units)		8/1/2017	—	3.6	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2021
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
PayNearMe, Inc.	Electronic cash payment system provider	Warrant to purchase up to 195,726 shares of Series E preferred stock (expires 3/2023)		3/11/2016	0.2	—	(2)
PDI TA Holdings, Inc., Peachtree Parent, Inc. and Insight PDI Holdings, LLC (17)	Provider of enterprise management software for the convenience retail and petroleum wholesale market	First lien senior secured loan ($53.6 par due 10/2024)	5.50% (Libor + 4.50%/Q)	3/19/2019	53.6	53.6	(13)
		Second lien senior secured loan ($4.8 par due 10/2025)	9.50% (Libor + 8.50%/Q)	4/27/2021	4.8	4.8	(2)(13)
		Second lien senior secured loan ($70.1 par due 10/2025)	9.50% (Libor + 8.50%/Q)	3/19/2019	70.1	70.1	(2)(13)
		Second lien senior secured loan ($8.3 par due 10/2025)	9.50% (Libor + 8.50%/Q)	12/17/2020	8.3	8.3	(2)(13)
		Series A preferred stock (13,656 shares)	13.25% PIK	3/19/2019	18.8	19.1	(2)
		Class A units (2,062,493 units)		3/19/2019	2.1	2.8	(2)
					157.7	158.7
Pegasus Global Enterprise Holdings, LLC, Mekone Blocker Acquisition, Inc. and Mekone Parent, LLC (17)	Provider of plant maintenance and scheduling software	First lien senior secured loan ($25.6 par due 5/2025)	6.75% (Libor + 5.75%/Q)	5/29/2019	25.6	25.6	(2)(13)
		First lien senior secured loan ($5.8 par due 5/2025)	7.25% (Libor + 6.25%/Q)	6/24/2020	5.8	5.8	(2)(13)
		First lien senior secured loan ($50.1 par due 5/2025)	7.25% (Libor + 6.25%/Q)	10/16/2020	50.1	50.1	(2)(13)
		Class A units (5,000 units)		5/29/2019	5.0	12.0
					86.5	93.5
Pluralsight, Inc. (17)	Online education learning platform	First lien senior secured loan ($136.2 par due 4/2027)	9.00% (Libor + 8.00%/Q)	4/6/2021	136.2	134.8	(2)(13)
Poplicus Incorporated	Business intelligence and market analytics platform for companies that sell to the public sector	Warrant to purchase up to 2,402,991 shares of Series C preferred stock (expires 6/2025)		6/25/2015	0.1	—	(2)
PracticeTek Purchaser, LLC and GSV PracticeTek Holdings, LLC (17)	Software provider for medical practitioners	First lien senior secured loan ($11.5 par due 3/2027)	7.00% (Libor + 6.00%/M)	3/31/2021	11.5	11.5	(2)(13)
		Class A units (11,804,000 units)	8.00% PIK	3/31/2021	11.8	11.8	(2)
					23.3	23.3
ProfitSolv Purchaser, Inc. and PS Co-Invest, L.P. (17)	Provider of practice management software to law firms	First lien senior secured loan ($1.4 par due 3/2027)	6.25% (Libor + 5.25%/Q)	3/5/2021	1.4	1.4	(2)(13)
		Limited partnership units (1,624,000 units)		3/5/2021	1.6	1.6	(2)
					3.0	3.0
Project Alpha Intermediate Holding, Inc. and Qlik Parent, Inc.	Provider of data visualization software for data analytics	Class A common stock (7,445 shares)		8/22/2016	7.4	17.5	(2)
		Class B common stock (1,841,609 shares)		8/22/2016	0.1	0.2	(2)
					7.5	17.7
Project Essential Bidco, Inc. and Project Essential Super Parent, Inc. (17)	Saas provider of automated crew callout and scheduling software for the utility industry	First lien senior secured loan ($36.6 par due 4/2028)	6.75% (Libor + 5.75%/Q)	4/20/2021	36.6	36.3	(2)(13)
		PIK preferred shares (26,436 shares)	10.50% PIK (Libor + 9.50%/Q)	4/20/2021	27.7	27.7	(2)(13)
					64.3	64.0
Project Potter Buyer, LLC and Project Potter Parent, L.P. (17)	Software solutions provider to the ready-mix concrete industry	First lien senior secured revolving loan		4/23/2020	—	—	(15)
		First lien senior secured loan ($44.2 par due 4/2027)	9.25% (Libor + 8.25%/M)	4/23/2020	44.2	44.2	(13)
		First lien senior secured loan ($12.9 par due 4/2027)	9.25% (Libor + 8.25%/M)	10/30/2020	12.9	12.9	(2)(13)
		First lien senior secured loan ($19.4 par due 4/2027)	9.25% (Libor + 8.25%/M)	11/18/2020	19.4	19.4	(2)(13)
		Class A units (1,599 units)	9.00% PIK	4/23/2020	1.8	1.7	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2021
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Class B units (588,636 units)		4/23/2020	—	—	(2)
					78.3	78.2
Proofpoint, Inc. (17)	Cybersecurity solutions provider	First lien senior secured loan ($1.0 par due 8/2028)	3.75% (Libor + 3.25%/Q)	6/9/2021	1.0	1.0	(13)(20)
		Second lien senior secured loan ($34.6 par due 8/2029)	6.75% (Libor + 6.25%/Q)	6/9/2021	34.4	34.9	(2)(13)
					35.4	35.9
QF Holdings, Inc. (17)	SaaS based electronic health record software provider	First lien senior secured loan ($29.3 par due 9/2024)	7.50% (Libor + 6.50%/Q)	9/19/2019	29.3	29.3	(2)(13)
Raptor Technologies, LLC and Rocket Parent, LLC (17)	Provider of SaaS-based safety and security software to the K-12 school market	First lien senior secured revolving loan ($0.8 par due 12/2023)	7.00% (Libor + 6.00%/M)	12/17/2018	0.8	0.8	(2)(13)
		First lien senior secured loan ($20.8 par due 12/2024)	7.00% (Libor + 6.00%/Q)	12/17/2018	20.8	20.8	(2)(13)
		Class A common units (2,294,000 units)		12/17/2018	2.3	2.4
					23.9	24.0
RealPage, Inc.	Provider of enterprise software solutions to the residential real estate industry	Second lien senior secured loan ($84.1 par due 4/2029)	7.25% (Libor + 6.50%/M)	4/22/2021	82.9	83.2	(2)(13)
Regent Education, Inc.	Provider of software solutions designed to optimize the financial aid and enrollment processes	Warrant to purchase up to 5,393,194 shares of common stock (expires 12/2026)		12/23/2016	—	—	(2)
Relativity ODA LLC (17)	Electronic discovery document review software platform for use in litigations and investigations	First lien senior secured loan ($58.5 par due 5/2027)	8.50% PIK (Libor + 7.50%/M)	5/12/2021	58.5	57.9	(2)(13)
Retriever Medical/Dental Payments LLC, FSDC Holdings, LLC, Rectangle Ware-Ever Pay LLC and Retriever Enterprises, LLC (17)	Provider of payment processing services and software to healthcare providers	First lien senior secured loan ($26.0 par due 2/2023)	6.00% (Libor + 5.00%/Q)	3/14/2019	26.0	26.0	(13)
Smarsh Inc., MobileGuard, LLC, Actiance, Inc. and Skywalker TopCo, LLC	SaaS based communication archival service provider	First lien senior secured loan ($13.3 par due 11/2025)	9.25% (Libor + 8.25%/Q)	11/20/2020	13.3	13.3	(2)(13)
		Common units (1,432,835 units)		11/20/2020	4.8	5.2	(2)
					18.1	18.5
SocialFlow, Inc.	Social media optimization platform provider	Warrant to purchase up to 215,331 shares of Series C preferred stock (expires 1/2026)		1/13/2016	—	—	(2)
Sophia, L.P.	Provider of ERP software and services for higher education institutions	Second lien senior secured loan ($105.9 par due 10/2028)	9.00% (Libor + 8.00%/Q)	10/7/2020	105.9	105.9	(2)(13)
SoundCloud Limited	Platform for receiving, sending, and distributing music	Common stock (73,422 shares)		8/15/2017	0.4	0.7	(2)(6)
Storable, Inc. and EQT IX Co-Investment (E) SCSP	PMS solutions and web services for the self-storage industry	Second lien senior secured loan ($42.8 par due 4/2029)	7.50% (Libor + 6.75%/Q)	4/16/2021	42.8	42.8	(2)(13)
		Limited partnership interests (614,950 interests)		4/16/2021	6.2	6.9	(2)(6)
					49.0	49.7
Sundance Group Holdings, Inc. (17)	Provider of cloud-based document management and collaboration solutions	First lien senior secured loan ($15.4 par due 7/2027)	7.75% (Libor + 6.75%/Q)	7/2/2021	15.1	15.3	(2)(13)
TCP Hawker Intermediate LLC (17)	Workforce management solutions provider	First lien senior secured loan ($6.6 par due 8/2026)	6.50% (Libor + 5.50%/Q)	12/1/2020	6.6	6.6	(13)
		First lien senior secured loan ($34.9 par due 8/2026)	6.50% (Libor + 5.50%/Q)	8/30/2019	34.9	34.9	(13)
					41.5	41.5
The Ultimate Software Group, Inc. and H&F Unite Partners, L.P. (17)	Provider of cloud based HCM solutions for businesses	First lien senior secured revolving loan		5/3/2019	—	—	(6)(15)
		Second lien senior secured loan ($136.9 par due 5/2027)	8.08% (Libor + 8.00%/M)	5/3/2019	136.9	136.9	(6)
		Limited partnership interests (12,583,556 interests)		5/3/2019	12.6	15.6	(2)(6)
					149.5	152.5

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2021
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Verscend Holding Corp. (17)	Healthcare analytics solutions provider	First lien senior secured revolving loan		8/27/2018	—	—	(15)
WebPT, Inc. (17)	Electronic medical record software provider	First lien senior secured loan ($48.1 par due 8/2024)	7.75% (Libor + 6.75%/Q)	8/28/2019	48.1	48.1	(2)(13)
Wellness AcquisitionCo, Inc. (17)	Provider of retail consumer insights and analytics for manufacturers and retailers in the natural, organic and specialty products industry	First lien senior secured loan ($18.8 par due 1/2027)	6.50% (Libor + 5.50%/Q)	1/20/2021	18.8	18.8	(2)(13)
WorkWave Intermediate II, LLC (17)	Provider of cloud-based field services and fleet management solutions	First lien senior secured loan ($14.8 par due 6/2027)	8.00% (Libor + 7.25%/Q)	6/29/2021	14.8	14.7	(2)(13)
		First lien senior secured loan ($45.5 par due 6/2027)	8.00% PIK (Libor + 7.25.% PIK/Q)	6/29/2021	45.5	45.0	(2)(13)
					60.3	59.7
Zemax Software Holdings, LLC (17)	Provider of optical illumination design software to design engineers	First lien senior secured revolving loan ($2.0 par due 6/2024)	8.00% (Base Rate + 4.75%/Q)	6/25/2018	2.0	2.0	(2)(13)
		First lien senior secured loan ($16.5 par due 6/2024)	6.75% (Libor + 5.75%/Q)	6/25/2018	16.5	16.5	(13)
					18.5	18.5

					3,353.2	3,410.8		39.96%
Healthcare Services
Absolute Dental Group LLC and Absolute Dental Equity, LLC (5)(17)	Dental services provider	First lien senior secured revolving loan ($1.0 par due 6/2024)	11.25% (Base rate + 3.00% Cash, 5.00% PIK/Q)	6/1/2021	1.0	1.0	(2)(13)
		First lien senior secured loan ($48.9 par due 6/2024)	10.00% (Libor + 4.00% Cash, 5.00% PIK/Q)	6/1/2021	48.9	48.9	(2)(13)
		Class A preferred units (14,750,000 units)		1/5/2016	4.7	8.6	(2)
		Common units (7,200,000 units)		1/5/2016	—	—	(2)
					54.6	58.5
ADG, LLC and RC IV GEDC Investor LLC (17)	Dental services provider	First lien senior secured revolving loan ($6.9 par due 9/2022)	7.50% (Base rate + 3.75% Cash, .50% PIK/Q)	9/28/2016	6.9	6.9	(2)(13)
		Second lien senior secured loan ($112.2 par due 3/2024)	11.00% PIK (Libor + 10.00% PIK/Q)	9/28/2016	92.1	101.0	(2)(13)
		Membership units (3,000,000 units)		9/28/2016	3.0	—	(2)
					102.0	107.9
Alteon Health, LLC	Provider of physician management services	First lien senior secured loan ($2.8 par due 9/2023)	7.50% (Libor + 6.50%/Q)	5/15/2017	2.8	2.8	(2)(13)
Athenahealth, Inc., VVC Holding Corp., Virence Intermediate Holding Corp., and Virence Holdings LLC (17)	Revenue cycle management provider to the physician practices and acute care hospitals	Class A interests (0.39% interest)		2/11/2019	9.0	25.5	(2)
Bambino Group Holdings, LLC	Dental services provider	Class A preferred units (1,000,000 units)		12/21/2016	1.0	1.3	(2)
Bearcat Buyer, Inc. and Bearcat Parent, Inc. (17)	Provider of central institutional review boards over clinical trials	Second lien senior secured loan ($69.5 par due 7/2027)	9.25% (Libor + 8.25%/Q)	7/9/2019	69.5	69.5	(2)(13)
		Second lien senior secured loan ($12.7 par due 7/2027)	9.25% (Libor + 8.25%/Q)	9/10/2019	12.7	12.7	(2)(13)
		Class B common units (4,211 units)		7/9/2019	4.2	11.3	(2)
					86.4	93.5
CCS-CMGC Holdings, Inc. (17)	Correctional facility healthcare operator	First lien senior secured revolving loan		10/1/2018	—	—	(15)
		First lien senior secured loan ($34.0 par due 10/2025)	5.58% (Libor + 5.50%/M)	9/25/2018	33.8	33.4
					33.8	33.4
Center for Autism and Related Disorders, LLC (17)	Autism treatment and services provider specializing in applied behavior analysis therapy	First lien senior secured revolving loan ($2.2 par due 11/2023)	5.62% (Libor + 5.50%/Q)	11/21/2018	2.2	2.1	(2)(16)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2021
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Comprehensive EyeCare Partners, LLC (17)	Vision care practice management company	First lien senior secured revolving loan ($0.5 par due 2/2024)	7.00% (Libor + 5.75%/Q)	2/14/2018	0.5	0.5	(2)(13)
		First lien senior secured loan ($9.4 par due 2/2024)	7.00% (Libor + 5.75%/Q)	2/14/2018	9.4	9.4	(2)(13)
		First lien senior secured loan ($0.3 par due 2/2024)	8.00% (Base Rate + 4.75%/Q)	4/19/2021	0.3	0.3	(2)(13)
		First lien senior secured loan ($1.4 par due 2/2024)	7.00% (Libor + 5.75%/Q)	4/19/2021	1.4	1.4	(2)(13)
					11.6	11.6
Convey Health Solutions, Inc.	Healthcare workforce management software provider	First lien senior secured loan ($2.7 par due 9/2026)	5.50% (Libor + 4.75%/Q)	9/4/2019	2.7	2.7	(13)
CVP Holdco, Inc. and OMERS Wildcats Investment Holdings LLC (17)	Veterinary hospital operator	First lien senior secured revolving loan		10/31/2019	—	—	(15)
		First lien senior secured loan ($39.5 par due 10/2025)	6.25% (Libor + 5.25%/Q)	10/31/2019	39.5	39.5	(13)
		First lien senior secured loan ($4.4 par due 10/2025)	6.25% (Libor + 5.25%/Q)	4/26/2021	4.4	4.4	(2)(13)
		Common stock (32,429 shares)		10/31/2019	10.0	14.1	(2)
					53.9	58.0
GHX Ultimate Parent Corporation, Commerce Parent, Inc. and Commerce Topco, LLC (17)	On-demand supply chain automation solutions provider to the healthcare industry	Second lien senior secured loan ($114.0 par due 5/2029)	7.50% (Libor + 6.75%/Q)	5/26/2021	114.0	112.9	(2)(13)
		Class A units (14,013,303 units)		6/30/2017	14.0	29.1	(2)
					128.0	142.0
Global Medical Response, Inc.	Emergency air medical services provider	Senior subordinated loan ($145.1 par due 3/2026)	8.88% (Libor + 7.88%/Q)	3/14/2018	145.1	145.1	(2)(13)
		Warrant to purchase up to 115,733 units of common stock (expires 3/2028)		3/14/2018	0.9	3.0	(2)
					146.0	148.1
HealthEdge Software, Inc. (17)	Provider of financial, administrative and clinical software platforms to the healthcare industry	First lien senior secured revolving loan ($1.3 par due 4/2026)	7.25% (Libor + 6.25%/Q)	4/9/2020	1.2	1.3	(2)(13)
		First lien senior secured loan ($14.4 par due 4/2026)	7.25% (Libor + 6.25%/Q)	4/9/2020	14.4	14.4
		First lien senior secured loan ($47.5 par due 4/2026)	7.25% (Libor + 6.25%/Q)	12/16/2020	47.5	47.5	(2)(13)
					63.1	63.2
Honor Technology, Inc.	Nursing and home care provider	First lien senior secured loan ($2.5 par due 8/2026)	11.00% (Libor + 10.00%/M)	8/6/2021	2.4	2.5	(2)(13)
		Warrant to purchase up to 133,333 shares of series D-2 preferred stock (expires 8/2031)		8/6/2021	0.1	0.1	(2)
					2.5	2.6
JDC Healthcare Management, LLC (17)	Dental services provider	First lien senior secured revolving loan ($4.3 par due 4/2022)		4/10/2017	3.8	3.2	(2)(12)
		First lien senior secured loan ($36.4 par due 4/2023)		4/10/2017	31.7	27.4	(2)(12)
					35.5	30.6
KBHS Acquisition, LLC (d/b/a Alita Care, LLC) (17)	Provider of behavioral health services	First lien senior secured revolving loan ($1.3 par due 3/2022)	6.00% (Libor + 4.00% Cash, 1.00% PIK/M)	3/17/2017	1.3	1.3	(2)(13)
MCH Holdings, Inc., MC Acquisition Holdings I, LLC and Privia Health Group, Inc.	Healthcare professional provider	First lien senior secured loan ($111.0 par due 7/2022)	8.50% (Libor + 7.00%/M)	7/26/2017	111.0	111.0	(13)
		Common stock (343,094 shares)		4/30/2021	—	8.0	(2)
		Class A units (1,438,643 shares)		1/17/2014	—	0.6	(2)
					111.0	119.6

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2021
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Minerva Surgical, Inc.	Medical device company focused on women's health	First lien senior secured loan ($32.4 par due 12/2022)	11.50% (Libor + 3.50% Cash, 6.00% PIK/Q)	12/30/2019	31.9	34.5	(2)(13)
Napa Management Services Corporation and ASP NAPA Holdings, LLC	Anesthesia management services provider	Second lien senior secured loan ($72.8 par due 10/2023)	11.00% (Libor + 10.00%/M)	4/19/2016	72.8	72.8	(2)(13)
		Preferred units (1,842 units)	15.00% PIK	6/29/2020	0.1	0.1	(2)
		Senior preferred units (5,320 units)	8.00% PIK	6/29/2020	0.3	0.3	(2)
		Class A units (25,277 units)		4/19/2016	2.5	4.9	(2)
					75.7	78.1
NMN Holdings III Corp. and NMN Holdings LP (17)	Provider of complex rehabilitation technology solutions for patients with mobility loss	First lien senior secured revolving loan	—%	11/13/2018	—	—	(15)
		Partnership units (30,000 units)		11/13/2018	3.0	2.9	(2)
					3.0	2.9
NueHealth Performance, LLC (17)	Developer, builder and manager of specialty surgical hospitals and ambulatory surgery centers	First lien senior secured revolving loan ($3.3 par due 9/2023)	8.25% (Libor + 7.25%/M)	9/27/2018	3.3	3.3	(2)(13)
		First lien senior secured loan ($12.5 par due 9/2023)	8.25% (Libor + 7.25%/M)	9/27/2018	12.5	12.5	(13)
		First lien senior secured loan ($2.5 par due 9/2023)	8.25% (Libor + 7.25%/M)	2/1/2020	2.5	2.5	(2)(13)
					18.3	18.3
Olympia Acquisition, Inc. and Olympia TopCo, L.P. (17)	Behavioral health and special education platform provider	First lien senior secured revolving loan ($10.1 par due 9/2024)	8.50% (Libor + 5.50% Cash, 2.00% PIK/M)	9/24/2019	10.1	8.9	(2)(13)
		First lien senior secured revolving loan ($0.2 par due 9/2024)	8.50% (Libor + 5.50% Cash, 2.00% PIK/Q)	12/17/2020	0.2	0.1	(2)(13)
		First lien senior secured loan ($42.2 par due 9/2026)	8.50% (Libor + 5.50% Cash, 2.00% PIK/M)	9/24/2019	42.2	37.1	(13)
		First lien senior secured loan ($0.6 par due 9/2026)	8.50% (Libor + 5.50% Cash, 2.00% PIK/M)	12/31/2020	0.6	0.6	(13)
		Preferred units (417,189)	15.00% PIK	7/28/2021	0.3	0.3	(2)
		Class A common units (9,549,000 units)		9/24/2019	9.5	1.4	(2)
					62.9	48.4
OMH-HealthEdge Holdings, LLC	Provider of financial, administrative and clinical software platforms to the healthcare industry	First lien senior secured loan ($26.2 par due 10/2025)	6.50% (Libor + 5.50%/Q)	10/24/2019	26.2	26.2	(13)
		First lien senior secured loan ($15.4 par due 10/2025)	6.50% (Libor + 5.50%/Q)	3/10/2021	15.4	15.4	(13)
					41.6	41.6
OSYS Holdings, LLC	Provider of technology-enabled solutions to pharmacies	Limited liability company membership interest (1.57%)		11/21/2013	1.0	2.5	(2)
Pathway Vet Alliance LLC and Jedi Group Holdings LLC (17)	Veterinary hospital operator	First lien senior secured revolving loan	—%	3/31/2020	—	—	(15)
		Second lien senior secured loan ($76.3 par due 3/2028)	8.75% (Libor + 7.75%/M)	3/31/2020	76.3	76.3	(2)(13)
		Class R common units (6,004,768 units)		3/31/2020	6.0	9.6	(2)
					82.3	85.9
PhyMED Management LLC	Provider of anesthesia services	Second lien senior secured loan ($54.1 par due 9/2022)	15.00% (Libor rate + 3.00% cash, 11.00%/Q)	12/18/2015	54.0	50.9	(2)(13)
Premise Health Holding Corp. and OMERS Bluejay Investment Holdings LP (17)	Provider of employer-sponsored onsite health and wellness clinics and pharmacies	First lien senior secured revolving loan ($12.0 par due 7/2023)	3.37% (Libor + 3.25%/Q)	7/10/2018	12.0	12.0	(2)(16)
		First lien senior secured loan ($8.7 par due 7/2025)	3.63% (Libor + 3.50%/Q)	7/10/2018	8.7	8.7

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2021
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Second lien senior secured loan ($67.1 par due 7/2026)	7.63% (Libor + 7.50%/Q)	7/10/2018	66.7	67.1	(2)
		Class A units (9,775 units)		7/10/2018	9.8	18.3	(2)
					97.2	106.1
Respicardia, Inc.	Developer of implantable therapies to improve cardiovascular health	Warrant to purchase up to 99,094 shares of Series C preferred stock (expires 6/2022)		6/28/2012	—	—	(2)
RTI Surgical, Inc. and Pioneer Surgical Technology, Inc. (17)	Manufacturer of biologic, metal and synthetic implants/devices	First lien senior secured revolving loan ($4.0 par due 7/2026)	8.25% (Libor + 6.75%/M)	7/20/2020	4.0	4.0	(2)(13)
		First lien senior secured loan ($37.8 par due 7/2026)	8.25% (Libor + 6.75%/Q)	7/20/2020	37.8	37.8	(13)
					41.8	41.8
SiroMed Physician Services, Inc. and SiroMed Equity Holdings, LLC (17)	Outsourced anesthesia provider	First lien senior secured loan ($12.8 par due 3/2024)	5.75% (Libor + 4.75%/Q)	3/26/2018	12.8	10.6	(13)
		Common units (684,854 units)		3/26/2018	4.8	0.5	(2)
					17.6	11.1
SM Wellness Holdings, Inc. and SM Holdco, Inc. (17)	Breast cancer screening provider	First lien senior secured loan ($3.4 par due 4/2028)	5.50% (Libor + 4.75%/Q)	4/15/2021	3.4	3.4	(2)(13)
		Series A units (8,041 units)		8/1/2018	8.0	0.1	(2)
		Series B units (804,142 units)		8/1/2018	—	8.8	(2)
					11.4	12.3
Symplr Software Inc. and Symplr Software Intermediate Holdings, Inc. (17)	SaaS based healthcare compliance platform provider	Second lien senior secured loan ($69.9 par due 12/2028)	8.63% (Libor + 7.88%/Q)	12/22/2020	69.9	69.9	(2)(13)
		Series C preferred shares (116,054 shares)	11.00% PIK	12/22/2020	124.1	124.1	(2)
					194.0	194.0
Synergy HomeCare Franchising, LLC and NP/Synergy Holdings, LLC (17)	Franchisor of private-pay home care for the elderly	First lien senior secured loan ($15.3 par due 4/2024)	6.75% (Libor + 5.75%/Q)	4/2/2018	15.3	15.3	(13)
		Common units (550 units)		4/2/2018	0.5	1.0
					15.8	16.3
Teligent, Inc. (17)	Pharmaceutical company that develops, manufactures and markets injectable pharmaceutical products	Second lien senior secured loan ($0.9 par due 12/2022)		1/27/2021	0.9	0.4	(2)(12)
		Second lien senior secured loan ($0.5 par due 12/2022)		1/27/2021	0.5	0.2	(2)(10)(12)
		Second lien senior secured loan ($80.3 par due 12/2022)		12/13/2018	72.4	33.9	(2)(12)
		Series D preferred stock (77,725 shares)		1/27/2021	—	—	(2)
		Warrant to purchase up to 4,904,916 shares of common stock (expires 4/2025)		4/6/2020	—	—	(2)
		Warrant to purchase up to 122,548 shares of common stock (expires 7/2025)		7/20/2020	—	—	(2)
					73.8	34.5
Therapy Brands Holdings LLC (17)	Provider of software solutions for the mental and behavioral health market segments	Second lien senior secured loan ($20.5 par due 5/2029)	7.50% (Libor + 6.75%/Q)	6/2/2021	20.3	20.3	(2)(13)
Touchstone Acquisition, Inc. and Touchstone Holding, L.P.	Manufacturer of consumable products in the dental, medical, cosmetic and consumer/industrial end-markets	First lien senior secured loan ($36.1 par due 11/2025)	4.83% (Libor + 4.75%/M)	11/15/2018	36.1	36.1
		Class A preferred units (2,149 units)	8.00% PIK	11/15/2018	2.7	2.7	(2)
					38.8	38.8
U.S. Anesthesia Partners, Inc.	Anesthesiology service provider	Second lien senior secured loan ($68.0 par due 6/2025)	8.25% (Libor + 7.25%/Q)	6/16/2017	67.5	68.0	(2)(13)
Urology Management Associates, LLC and JWC/UMA Holdings, L.P.	Urology private practice	First lien senior secured loan ($9.3 par due 8/2024)	5.50% (Libor + 4.50%/M)	8/31/2018	9.2	9.3	(13)
		Limited partnership interests (3.64% interest)		8/31/2018	4.8	5.1	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2021
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					14.0	14.4
Veterinary Practice Partners, LLC (17)	Veterinary hospital operator	First lien senior secured revolving loan		1/20/2021	—	—	(15)
		First lien senior secured loan ($23.7 par due 1/2027)	6.50% (Libor + 5.50%/M)	1/20/2021	23.7	23.7	(2)(13)
		First lien senior secured loan ($11.6 par due 1/2027)	6.50% (Libor + 5.50%/M)	1/20/2021	11.6	11.6	(13)
					35.3	35.3
Project Ruby Ultimate Parent Corp.	Provider of care coordination and transition management software solutions	Second lien senior secured loan ($193.1 par due 3/2029)	7.25% (Libor + 6.50%/M)	3/10/2021	193.1	193.1	(2)(13)
WSHP FC Acquisition LLC (17)	Provider of biospecimen products for pharma research	First lien senior secured revolving loan ($2.7 par due 3/2024)	7.25% (Libor + 6.25%/Q)	3/30/2018	2.7	2.7	(2)(13)
		First lien senior secured loan ($33.5 par due 3/2024)	7.25% (Libor + 6.25%/Q)	3/30/2018	33.5	33.5	(13)
		First lien senior secured loan ($4.6 par due 3/2024)	7.25% (Libor + 6.25%/Q)	2/11/2019	4.6	4.6	(13)
		First lien senior secured loan ($8.6 par due 3/2024)	7.25% (Libor + 6.25%/Q)	8/30/2019	8.6	8.6	(13)
		First lien senior secured loan ($2.9 par due 3/2024)	7.25% (Libor + 6.25%/Q)	8/30/2019	2.9	2.9	(2)(13)
		First lien senior secured loan ($10.9 par due 3/2024)	7.25% (Libor + 6.25%/Q)	10/31/2019	10.9	10.9	(13)
					63.2	63.2

					2,101.9	2,117.0		24.80%
Commercial & Professional Services
Accommodations Plus Technologies LLC and Accommodations Plus Technologies Holdings LLC (17)	Provider of outsourced crew accommodations and logistics management solutions to the airline industry	First lien senior secured revolving loan ($4.1 par due 5/2023)	10.00% (Libor + 9.00%/Q)	5/11/2018	4.1	3.9	(2)(13)
		Class A common units (236,358 units)		5/11/2018	4.3	4.1
					8.4	8.0
Aero Operating LLC	Provider of snow removal and melting service for airports and marine terminals	First lien senior secured loan ($36.7 par due 2/2026)	8.00% (Libor + 6.50%/M)	2/7/2020	36.7	36.7	(13)
AMCP Clean Intermediate, LLC (17)	Provider of janitorial and facilities management services	First lien senior secured revolving loan		10/1/2018	—	—	(15)
		First lien senior secured loan ($1.3 par due 10/2024)	7.00% (Libor + 6.00%/Q)	7/31/2020	1.3	1.3	(2)(13)
		First lien senior secured loan ($0.7 par due 10/2024)	7.00% (Libor + 6.00%/Q)	10/1/2020	0.7	0.7	(2)(13)
		First lien senior secured loan ($8.6 par due 10/2024)	7.00% (Libor + 6.00%/Q)	12/14/2020	8.6	8.6	(2)(13)
					10.6	10.6
Capstone Acquisition Holdings, Inc. and Capstone Parent Holdings, LP (17)	Outsourced supply chain solutions provider to operators of distribution centers	First lien senior secured revolving loan ($2.3 par due 11/2025)	7.00% (Base Rate + 3.75%/Q)	11/12/2020	2.3	2.3	(2)(13)(16)
		First lien senior secured loan ($0.3 par due 11/2027)	5.75% (Libor + 4.75%/M)	11/12/2020	0.3	0.3	(2)(13)
		Second lien senior secured loan ($68.3 par due 11/2028)	9.75% (Libor + 8.75%/M)	11/12/2020	68.3	68.3	(2)(13)
		Class A units (10,581 units)		11/12/2020	10.6	13.2	(2)
					81.5	84.1
Cozzini Bros., Inc. and BH-Sharp Holdings LP (17)	Provider of commercial knife sharpening and cutlery services in the restaurant industry	First lien senior secured loan ($12.3 par due 3/2023)	8.50% (Libor + 3.00% Cash, 4.50% PIK/S)	3/10/2017	12.3	11.1	(2)(13)
		Common units (2,950,000 units)		3/10/2017	3.0	1.1	(2)
					15.3	12.2
DTI Holdco, Inc. and OPE DTI Holdings, Inc. (17)	Provider of legal process outsourcing and managed services	First lien senior secured revolving loan ($0.4 par due 6/2023)	6.75% (Base Rate + 3.50%/Q)	9/23/2016	0.4	0.4	(2)(16)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2021
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured revolving loan ($4.8 par due 6/2023)	4.62% (Libor + 4.50%/Q)	9/23/2016	4.8	4.7	(2)(16)
		Class A common stock (7,500 shares)		8/19/2014	7.5	2.6	(2)
		Class B common stock (7,500 shares)		8/19/2014	—	—	(2)
					12.7	7.7
Elevation Services Parent Holdings, LLC	Elevator service platform	First lien senior secured loan ($20.4 par due 12/2026)	6.50% (Libor + 5.50%/Q)	12/18/2020	20.4	20.4	(2)(13)
HAI Acquisition Corporation and Aloha Topco, LLC (17)	Professional employer organization offering human resources, compliance and risk management services	First lien senior secured loan ($61.2 par due 11/2025)	6.50% (Libor + 5.50%/M)	11/1/2017	61.2	61.2	(13)
		First lien senior secured loan ($27.1 par due 11/2025)	6.00% (Libor + 5.25%/Q)	9/28/2021	27.1	27.1	(2)(13)
		Class A units (16,980 units)		11/1/2017	1.7	2.3	(2)
					90.0	90.6
HH-Stella, Inc. and Bedrock Parent Holdings, LP (17)	Provider of municipal solid waste transfer management services	First lien senior secured revolving loan ($0.5 par due 4/2027)	6.50% (Libor + 5.50%/Q)	4/22/2021	0.5	0.5	(2)(13)
		First lien senior secured loan ($1.8 par due 4/2028)	6.50% (Libor + 5.50%/Q)	4/22/2021	1.8	1.8	(2)(13)
		Class A units (25,490 units)		4/22/2021	2.5	2.8	(2)
					4.8	5.1
IRI Holdings, Inc., IRI Group Holdings, Inc. and IRI Parent, L.P.	Market research company focused on the consumer packaged goods industry	First lien senior secured loan ($42.4 par due 12/2025)	4.33% (Libor + 4.25%/M)	11/30/2018	42.0	42.4
		Second lien senior secured loan ($86.8 par due 11/2026)	8.08% (Libor + 8.00%/M)	11/30/2018	85.8	86.8	(2)
		Series A-1 preferred shares (46,900 shares)	11.50% PIK (Libor + 10.50% PIK/Q)	11/30/2018	65.3	66.0	(2)(13)
		Class A-1 common units (90,500 units)		11/30/2018	9.1	23.9	(2)
					202.2	219.1
Kellermeyer Bergensons Services, LLC (17)	Provider of janitorial and facilities management services	First lien senior secured loan ($13.1 par due 11/2026)	6.75% (Libor + 5.75%/Q)	11/7/2019	13.1	13.1	(2)(13)
		First lien senior secured loan ($36.3 par due 11/2026)	6.75% (Libor + 5.75%/Q)	11/7/2019	36.0	36.3	(13)
		First lien senior secured loan ($59.9 par due 11/2026)	6.75% (Libor + 5.75%/Q)	7/2/2021	59.9	59.9	(2)(13)
					109.0	109.3
KPS Global LLC and Cool Group LLC	Manufacturer of walk-in cooler and freezer systems	First lien senior secured loan ($12.6 par due 4/2024)	7.00% (Libor + 6.00%/M)	4/5/2017	12.6	12.5	(13)
		First lien senior secured loan ($3.4 par due 4/2024)	7.00% (Libor + 6.00%/M)	11/16/2018	3.4	3.4	(13)
		Class A units (13,292 units)		9/21/2018	1.1	1.2
					17.1	17.1
Laboratories Bidco LLC and Laboratories Topco LLC (17)	Lab testing services for nicotine containing products	First lien senior secured loan ($45.5 par due 7/2027)	6.75% (Libor + 5.75%/Q)	7/23/2021	45.5	45.5	(2)(13)
		First lien senior secured loan ($29.3 par due 6/2024)	6.75% (Libor + 5.75%/Q)	10/4/2019	29.3	29.3	(13)
		First lien senior secured loan ($25.5 par due 6/2024)	6.75% (CDOR + 5.75%/Q)	10/4/2019	24.3	25.5	(13)
		First lien senior secured loan ($20.7 par due 6/2024)	6.75% (Libor + 5.75%/Q)	10/30/2020	20.7	20.7	(2)(13)
		Class A units (3,099,335 units)		7/23/2021	4.6	4.6	(2)
					124.4	125.6
Lakers Buyer, Inc. and Lakers Parent LLC (17)	Provider of fire safety and life safety services	First lien senior secured revolving loan ($2.2 par due 3/2027)	6.75% (Libor + 5.75%/Q)	3/22/2021	2.2	2.2	(2)(13)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2021
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($80.4 par due 3/2027)	6.75% (Libor + 5.75%/Q)	3/22/2021	80.4	80.4	(2)(13)
		Second lien senior secured loan ($39.0 par due 9/2027)	11.75% PIK (Libor + 10.75% PIK/Q)	3/22/2021	39.0	39.0	(2)(13)
		Common units (46,990 units)		3/22/2021	4.7	6.5	(2)
					126.3	128.1
Marmic Purchaser, LLC and Marmic Topco, L.P. (17)	Provider of recurring fire protection services	First lien senior secured revolving loan		3/5/2021	—	—	(15)
		First lien senior secured loan ($25.4 par due 3/2027)	7.00% (Libor + 6.00%/Q)	3/5/2021	25.4	25.4	(2)(13)
		Limited partnership units (1,674,000 units)	8.00% PIK	3/5/2021	1.8	1.9	(2)
					27.2	27.3
Microstar Logistics LLC, Microstar Global Asset Management LLC, MStar Holding Corporation and Kegstar USA Inc.	Keg management solutions provider	Second lien senior secured loan ($149.7 par due 7/2023)	10.00% PIK (Libor + 9.00%/S)	8/13/2020	149.7	142.2	(13)
		Series A preferred stock (1,507 shares)		8/13/2020	1.5	1.8	(2)
		Common stock (54,710 shares)		12/14/2012	4.9	3.3	(2)
					156.1	147.3
NAS, LLC and Nationwide Marketing Group, LLC (17)	Buying and marketing services organization for appliance, furniture and consumer electronics dealers	First lien senior secured loan ($6.4 par due 6/2024)	7.50% (Libor + 6.50%/Q)	11/3/2020	6.4	6.4	(2)(13)
Nest Topco Borrower Inc. and KKR Nest Co-Invest L.P. (17)	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan ($119.1 par due 8/2029)	9.00% (Libor + 8.50%/Q)	9/1/2021	119.1	117.9	(2)(13)
		Limited partner interest (9,725,000 interests)		9/28/2021	9.7	9.7	(2)
					128.8	127.6
NM GRC Holdco, LLC	Regulatory compliance services provider to financial institutions	First lien senior secured loan ($35.7 par due 2/2024)	8.50% (Libor + 6.00% Cash, 1.50% PIK/Q)	2/9/2018	35.6	35.7	(13)
		First lien senior secured loan ($9.5 par due 2/2024)	8.50% (Libor + 6.00% Cash, 1.50% PIK/Q)	2/9/2018	9.5	9.5	(2)(13)
					45.1	45.2
North American Fire Holdings, LLC and North American Fire Ultimate Holdings, LLC (17)	Provider of fire safety and life safety services	First lien senior secured loan ($20.1 par due 5/2027)	7.00% (Libor + 6.00%/Q)	5/19/2021	20.1	19.9	(2)(13)
		Common units (649,000 units)		5/19/2021	0.6	0.6	(2)
					20.7	20.5
North Haven Stack Buyer, LLC (17)	Provider of environmental testing services	First lien senior secured revolving loan ($0.2 par due 7/2027)	6.50% (Libor + 5.50%/Q)	7/15/2021	0.2	0.2	(2)(13)
		First lien senior secured loan ($10.8 par due 7/2027)	6.50% (Libor + 5.50%/Q)	7/15/2021	10.6	10.7	(13)
		First lien senior secured loan ($0.3 par due 7/2027)	6.50% (Libor + 5.50%/Q)	7/15/2021	0.2	0.3	(2)(13)
					11.0	11.2
Petroleum Service Group LLC (17)	Provider of operational services for US petrochemical and refining companies	First lien senior secured revolving loan		7/23/2019	—	—	(15)
		First lien senior secured loan ($34.3 par due 7/2025)	6.25% (Libor + 5.25%/Q)	7/23/2019	34.3	34.3	(13)
		First lien senior secured loan ($0.7 par due 7/2025)	6.25% (Libor + 5.25%/M)	7/23/2019	0.7	0.7	(2)(13)
					35.0	35.0
QC Supply, LLC (17)	Specialty distributor and solutions provider to the swine and poultry markets	First lien senior secured revolving loan ($8.7 par due 12/2021)		12/29/2016	8.6	4.6	(2)(12)(16)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2021
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($34.4 par due 12/2022)		12/29/2016	33.9	18.2	(2)(12)
					42.5	22.8
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	0.3	0.5	(2)
RC V Tecmo Investor LLC	Technology based aggregator for facility maintenance services	Common member units (9,624,000 units)		8/14/2020	8.3	19.4	(2)
RE Community Holdings GP, LLC and RE Community Holdings, LP	Operator of municipal recycling facilities	Limited partnership interest (2.86% interest)		3/1/2011	—	—	(2)
Registrar Intermediate, LLC and PSP Registrar Co-Investment Fund, L.P. (17)	Provider of FDA registration and consulting services	First lien senior secured loan ($37.9 par due 8/2027)	6.50% (Libor + 5.50%/Q)	8/26/2021	37.9	37.5	(2)(13)
		Limited partner interests (1.13% interest)		8/26/2021	2.7	2.6	(2)
					40.6	40.1
Rodeo AcquisitionCo LLC (17)	Provider of food inspection and recovery services	First lien senior secured revolving loan ($0.5 par due 7/2027)	7.00% (Libor + 6.00%/Q)	7/26/2021	0.5	0.5	(2)(13)
		First lien senior secured loan ($17.1 par due 7/2027)	7.00% (Libor + 6.00%/Q)	7/26/2021	17.1	16.9	(2)(13)
					17.6	17.4
SSE Buyer, Inc., Supply Source Enterprises, Inc., Impact Products LLC, The Safety Zone, LLC and SSE Parent, LP (17)	Manufacturer and distributor of personal protection equipment, commercial cleaning, maintenance and safety products	First lien senior secured loan ($21.5 par due 6/2026)	10.22% (Libor + 9.22%/Q)	6/30/2020	21.5	20.2	(2)(13)
		Limited partnership class A-1 units (2,173 units)		6/30/2020	1.1	0.7	(2)
		Limited partnership class A-2 units (2,173 units)		6/30/2020	1.1	0.7	(2)
					23.7	21.6
Startec Equity, LLC (5)	Communication services	Member interest		4/1/2010	—	—
Stealth Holding LLC and UCIT Online Security Inc. (17)	Live video monitoring solutions provider	First lien senior secured loan ($26.4 par due 3/2026)	7.75% (Libor + 6.75%/Q)	3/1/2021	26.4	26.4	(6)(13)
		First lien senior secured loan ($0.8 par due 3/2026)	9.00% (Base Rate + 5.75%/Q)	3/1/2021	0.8	0.8	(2)(6)(13)
		First lien senior secured loan ($19.9 par due 3/2026)	7.75% (Libor + 6.75%/Q)	3/1/2021	19.9	19.9	(2)(6)(13)
					47.1	47.1
Thermostat Purchaser III, Inc. (17)	Provider of commercial HVAC equipment maintenance and repair services	Second lien senior secured loan ($23.0 par due 8/2029)	8.00% (Libor + 7.25%/Q)	8/31/2021	23.0	22.8	(2)(13)
Tyden Group Holding Corp.	Producer and marketer of global cargo security, product identification and traceability products and utility meter products	Preferred stock (46,276 shares)		1/3/2017	0.4	0.7	(6)
		Common stock (5,521,203 shares)		1/3/2017	2.0	3.6	(6)
					2.4	4.3
Visual Edge Technology, Inc.	Provider of outsourced office solutions with a focus on printer and copier equipment and other parts and supplies	First lien senior secured loan ($32.5 par due 8/2022)	8.50% (Libor + 5.75% Cash, 1.25% PIK/Q)	8/31/2017	32.5	31.2	(2)(13)
		Senior subordinated loan ($85.1 par due 9/2024)	16.00% PIK	8/31/2017	83.4	78.3	(2)
		Warrant to purchase up to 10,358,572 shares of common stock (expires 8/2027)		8/31/2017	3.9	—	(2)
					119.8	109.5
VLS Recovery Services, LLC (17)	Provider of commercial and industrial waste processing and disposal services	First lien senior secured revolving loan		10/17/2017	—	—	(15)
		First lien senior secured loan ($25.2 par due 10/2024)	6.50% (Libor + 5.50%/Q)	8/31/2021	25.2	25.2	(2)(13)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2021
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($8.8 par due 10/2024)	6.50% (Libor + 5.50%/Q)	7/1/2019	8.8	8.8	(2)(13)
					34.0	34.0
Wash Encore Holdings, LLC (17)	Provider of outsourced healthcare linen management solutions	First lien senior secured loan ($99.4 par due 7/2027)	6.75% (Libor + 5.75%/Q)	7/30/2021	99.4	98.4	(2)(13)
WCI-HFG Holdings, LLC	Distributor of repair and replacement parts for commercial kitchen equipment	Preferred units (1,400,000 units)		10/20/2015	1.4	2.0	(2)
XIFIN, Inc. and ACP Charger Co-Invest LLC (17)	Revenue cycle management provider to labs	First lien senior secured loan ($40.4 par due 2/2026)	6.75% (Libor + 5.75%/Q)	7/20/2021	40.4	40.0	(2)(13)
		Common stock (180,000 shares)		2/6/2020	1.8	3.3	(2)
					42.2	43.3

					1,792.0	1,778.3		20.83%
Insurance Services
Alera Group, Inc. (17)	Insurance service provider	First lien senior secured loan ($201.4 par due 10/2028)	6.25% (Libor + 5.50%/M)	9/30/2021	201.4	199.4	(2)(13)
Amynta Agency Borrower Inc. and Amynta Warranty Borrower Inc.	Insurance service provider	First lien senior secured loan ($1.0 par due 2/2025)	4.58% (Libor + 4.50%/M)	12/21/2018	1.0	1.0	(2)
AQ Sunshine, Inc. (17)	Specialized insurance broker	First lien senior secured revolving loan ($0.3 par due 4/2024)	7.00% (Libor + 6.00%/Q)	4/15/2019	0.3	0.3	(2)(13)(16)
		First lien senior secured loan ($8.6 par due 4/2025)	7.00% (Libor + 6.00%/Q)	4/15/2019	8.6	8.6	(13)
		First lien senior secured loan ($25.7 par due 4/2025)	7.00% (Libor + 6.00%/Q)	10/29/2020	25.7	25.7	(2)(13)
		First lien senior secured loan ($7.9 par due 4/2025)	7.00% (Libor + 6.00%/Q)	6/28/2021	7.9	7.9	(2)(13)
					42.5	42.5
Ardonagh Midco 2 plc and Ardonagh Midco 3 plc (17)	Insurance broker and underwriting servicer	First lien senior secured loan ($69.2 par due 7/2026)	8.21% (GBP GBP Libor + 5.50% Cash, 2.26% PIK/Q)	6/26/2020	64.7	69.2	(2)(6)(13)
		First lien senior secured loan ($2.4 par due 7/2026)	8.46% (GBP GBP Libor + 5.50% Cash, 2.21% PIK/S)	6/26/2020	2.5	2.4	(2)(6)(13)
		First lien senior secured loan ($12.1 par due 7/2026)	8.46% (GBP Libor + 5.45% Cash, 2.26% PIK)	6/26/2020	12.3	12.1	(2)(6)(13)
		First lien senior secured loan ($7.6 par due 7/2026)	8.46% (Euribor + 5.50% Cash, 2.21% PIK/Q)	6/26/2020	7.5	7.6	(2)(6)(13)
		Senior subordinated loan ($1.3 par due 1/2027)	11.50% PIK	6/26/2020	1.2	1.4	(2)(6)(20)
					88.2	92.7
Benecon Midco II LLC and Locutus Holdco LLC (17)	Employee benefits provider for small and mid-size employers	Common units (9,803,682 units)		12/4/2020	10.0	14.1
Benefytt Technologies, Inc. (17)	Health insurance sales platform provider	First lien senior secured loan ($23.4 par due 8/2027)	6.75% (Libor + 6.00%/Q)	8/12/2021	23.4	23.2	(2)(13)
Foundation Risk Partners, Corp. (17)	Full service independent insurance agency	First lien senior secured loan ($25.6 par due 11/2023)	5.75% (Libor + 4.75%/Q)	8/30/2019	25.6	25.6	(13)
		First lien senior secured loan ($18.3 par due 11/2023)	5.75% (Libor + 4.75%/Q)	12/30/2020	18.3	18.3	(2)(13)
		Second lien senior secured loan ($40.8 par due 11/2024)	9.50% (Libor + 8.50%/Q)	8/9/2018	40.8	40.8	(2)(13)
		Second lien senior secured loan ($27.4 par due 11/2024)	9.50% (Libor + 8.50%/Q)	5/1/2019	27.4	27.4	(2)(13)
		Second lien senior secured loan ($14.8 par due 11/2024)	9.50% (Libor + 8.50%/Q)	8/30/2019	14.8	14.8	(2)(13)
		Second lien senior secured loan ($27.5 par due 11/2024)	9.50% (Libor + 8.50%/Q)	11/10/2017	27.5	27.5	(2)(13)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2021
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					154.4	154.4
Galway Borrower LLC (17)	Insurance service provider	First lien senior secured loan ($90.0 par due 9/2028)	6.00% (Libor + 5.25%/Q)	9/30/2021	90.0	88.2	(13)
High Street Buyer, Inc. and High Street Holdco LLC (17)	Insurance brokerage platform	First lien senior secured loan ($108.4 par due 4/2028)	6.75% (Libor + 6.00%/Q)	4/16/2021	108.4	107.2	(2)(13)
		Series A preferred units (64,759,781 units)	10.00% PIK	4/16/2021	66.9	66.9	(2)
		Series A common units (4,649,000 units)	10.00% PIK	4/16/2021	4.6	7.4	(2)
		Series C common units (3,332,456 units)	10.00% PIK	4/16/2021	—	5.3	(2)
					179.9	186.8
K2 Insurance Services, LLC and K2 Holdco LP (17)	Specialty insurance and managing general agency	First lien senior secured revolving loan		7/1/2019	—	—	(15)
		First lien senior secured loan ($51.1 par due 7/2026)	6.00% (Libor + 5.00%/Q)	7/1/2019	51.1	51.1	(13)
		First lien senior secured loan ($16.4 par due 7/2026)	6.00% (Libor + 5.00%/Q)	8/16/2021	16.4	16.4	(2)(13)
		Common units (799,000 units)		7/1/2019	0.8	1.2	(2)
					68.3	68.7
NSM Insurance Group, LLC (17)	Insurance program administrator	First lien senior secured revolving loan ($3.9 par due 11/2025)	7.00% (Base Rate + 3.75%/Q)	6/2/2021	3.9	3.9	(2)(13)(16)
		First lien senior secured loan ($12.8 par due 5/2026)	6.00% (Libor + 4.75%/Q)	5/11/2018	12.8	12.8	(13)
					16.7	16.7
OneDigital Holdings, Achilles Holdco (17)	Benefits broker and outsourced workflow automation platform provider for brokers	First lien senior secured revolving loan ($0.5 par due 11/2025)	6.00% (Base Rate + 2.75%/Q)	11/16/2020	0.4	0.5	(2)(16)
People Corporation (17)	Provider of group benefits, group retirement and human resources services	First lien senior secured revolving loan ($1.2 par due 2/2027)	7.25% (Libor + 6.25%/Q)	2/18/2021	1.2	1.2	(2)(6)(13)
		First lien senior secured loan ($55.7 par due 2/2028)	7.25% (CDOR + 6.25%/Q)	2/18/2021	55.8	55.7	(2)(6)(13)
					57.0	56.9
RSC Acquisition, Inc. and RSC Insurance Brokerage, Inc. (17)	Insurance broker	First lien senior secured revolving loan		11/1/2019	—	—	(15)
		First lien senior secured loan ($33.2 par due 10/2026)	6.50% (Libor + 5.50%/Q)	11/1/2019	33.2	33.2	(13)
					33.2	33.2
SCM Insurance Services Inc. (17)	Provider of claims management, claims investigation & support and risk management solutions for the Canadian property and casualty insurance industry	First lien senior secured loan ($20.5 par due 8/2024)	6.00% (CDOR + 5.00%/M)	8/29/2017	20.7	20.5	(2)(6)(13)
		Second lien senior secured loan ($59.9 par due 3/2025)	10.00% (CDOR + 9.00%/M)	8/29/2017	60.5	59.9	(2)(6)(13)
					81.2	80.4
SG Acquisition, Inc.	Provider of insurance solutions for car sales	First lien senior secured loan ($37.3 par due 1/2027)	5.50% (Libor + 5.00%/M)	1/27/2020	37.3	37.3	(13)
Spring Insurance Solutions, LLC (17)	Technology-based direct to consumer sales and marketing platform for insurance products	First lien senior secured loan ($19.0 par due 11/2025)	7.50% (Libor + 6.50%/Q)	11/23/2020	19.0	18.6	(13)
		First lien senior secured loan ($0.7 par due 11/2025)	7.50% (Libor + 6.50%/Q)	11/23/2020	0.7	0.7	(2)(13)
					19.7	19.3
THG Acquisition, LLC (17)	Multi-line insurance broker	First lien senior secured revolving loan		12/2/2019	—	—	(15)
		First lien senior secured loan ($9.9 par due 12/2026)	6.75% (Libor + 5.75%/Q)	12/2/2019	9.9	9.9	(2)(13)
		First lien senior secured loan ($8.5 par due 12/2026)	7.25% (Libor + 6.25%/Q)	12/15/2020	8.5	8.5	(2)(13)
		First lien senior secured loan ($17.5 par due 12/2026)	7.25% (Libor + 6.25%/Q)	12/15/2020	17.5	17.5	(13)
					35.9	35.9

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2021
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets

					1,140.5	1,151.2		13.49%
Diversified Financials
BCC Blueprint Holdings I, LLC and BCC Blueprint Investments, LLC	Provider of comprehensive suite of investment management and wealth planning solutions	First lien senior secured loan ($0.2 par due 9/2027)	7.00% (Libor + 6.25%/Q)	9/15/2021	0.2	0.2	(2)(13)
		Senior subordinated loan ($4.4 par due 9/2026)	8.55% Cash, 0.75% PIK	9/15/2021	4.4	4.4	(2)
		Common units (4,069,926.54)		9/15/2021	4.1	4.1	(2)
					8.7	8.7
DFC Global Facility Borrower III LLC (17)	Non-bank provider of alternative financial services	First lien senior secured revolving loan ($146.1 par due 6/2026)	8.00% (CDOR + 7.50%/Q)	6/10/2021	149.9	145.5	(2)(6)(11)(13)
eCapital Finance Corp.	Consolidator of commercial finance businesses	Senior subordinated loan ($56.0 par due 1/2025)	9.00% (Libor + 7.50%/M)	1/31/2020	56.0	56.0	(2)(13)
		Senior subordinated loan ($5.4 par due 1/2025)	9.00% (Libor + 7.50%/M)	11/24/2020	5.4	5.4	(2)(13)
					61.4	61.4
EP Wealth Advisors, LLC (17)	Wealth management and financial planning firm	First lien senior secured revolving loan ($0.4 par due 9/2026)	6.25% (Libor + 5.25%/Q)	9/4/2020	0.4	0.4	(2)(13)
Ivy Hill Asset Management, L.P. (5)	Asset management services	Senior subordinated loan ($16.0 par due 5/2023)	7.25% (Libor + 6.50%/M)	2/8/2018	16.0	16.0	(6)(13)
		Member interest (100.00% interest)		6/15/2009	469.0	603.6	(6)
					485.0	619.6
Javlin Three LLC, Javlin Four LLC, and Javlin Five LLC	Asset-backed financial services company	First lien senior secured loan ($15.7 par due 6/2017)		6/24/2014	12.7	0.4	(2)(6)(12)
Joyce Lane Capital LLC and Joyce Lane Financing SPV LLC (fka Ciena Capital LLC) (5)(17)	Specialty finance company	First lien senior secured loan ($0.6 par due 12/2022)	4.13% (Libor + 4.00%/Q)	12/27/2018	0.6	0.6	(2)(6)
		Equity interests		11/29/2010	—	—	(2)(6)
					0.6	0.6
Lido Advisors, LLC (17)	Wealth management and financial planning firm	First lien senior secured loan ($3.0 par due 6/2027)	5.50% (Libor + 4.50%/Q)	6/15/2021	3.0	3.0	(2)(13)
LS DE LLC and LM LSQ Investors LLC	Asset based lender	Senior subordinated loan ($37.0 par due 3/2024)	10.50%	6/25/2015	37.0	37.0	(2)(6)
		Senior subordinated loan ($3.0 par due 1/2026)	10.50%	6/15/2017	3.0	3.0	(2)(6)
		Membership units (3,275,000 units)		6/25/2015	3.3	3.6	(6)
					43.3	43.6
Monica Holdco (US) Inc. (17)	Investment technology and advisory firm	First lien senior secured revolving loan		1/8/2021	—	—	(15)
		First lien senior secured loan ($2.6 par due 1/2028)	7.25% (Libor + 6.25%/Q)	1/8/2021	2.6	2.6	(2)(13)
					2.6	2.6
Priority Holdings, LLC and Priority Technology Holdings, Inc.	Provider of merchant acquiring and payment processing solutions	First lien senior secured loan ($38.9 par due 4/2027)	6.75% (Libor + 5.75%/Q)	4/27/2021	38.9	38.5	(2)(6)(13)
		Senior preferred stock (65,761 shares)	13.00% PIK (Libor + 12.00%/Q)	4/27/2021	63.1	63.3	(2)(6)(13)
		Warrant to purchase up to 527,226 shares of common stock (expires 4/2031)		4/27/2021	4.0	3.8	(2)(6)
					106.0	105.6
Rialto Management Group, LLC (17)	Investment and asset management platform focused on real estate	First lien senior secured revolving loan		11/30/2018	—	—	(6)(15)
		First lien senior secured loan ($0.7 par due 12/2024)	5.33% (Libor + 5.25%/M)	11/30/2018	0.7	0.7	(6)
		First lien senior secured loan ($7.7 par due 12/2024)	5.33% (Libor + 5.25%/M)	4/30/2021	7.7	7.7	(2)(6)
					8.4	8.4

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2021
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
TA/WEG Holdings, LLC (17)	Wealth management and financial planning firm	First lien senior secured revolving loan ($1.5 par due 10/2027)	6.75% (Libor + 5.75%/Q)	10/2/2019	1.5	1.5	(2)(13)(16)
		First lien senior secured loan ($5.5 par due 10/2027)	6.75% (Libor + 5.75%/Q)	10/2/2019	5.5	5.5	(2)(13)
		First lien senior secured loan ($2.5 par due 10/2027)	6.75% (Libor + 5.75%/Q)	11/6/2020	2.5	2.5	(2)(13)
		First lien senior secured loan ($1.9 par due 10/2027)	6.75% (Libor + 5.75%/Q)	6/3/2021	1.9	1.9	(2)(13)
					11.4	11.4
The Ultimus Group Midco, LLC, The Ultimus Group, LLC, and The Ultimus Group Aggregator, LP (17)	Provider of asset-servicing capabilities for fund managers	First lien senior secured revolving loan ($4.0 par due 2/2024)	4.63% (Libor + 4.50%/Q)	2/1/2019	4.0	4.0	(2)
		First lien senior secured loan ($37.9 par due 2/2026)	5.50% (Libor + 4.50%/Q)	2/1/2019	37.9	37.9	(13)
		Class A units (1,443 units)		9/16/2019	1.6	1.4
		Class A units (245 units)		2/1/2019	0.2	—
		Class B units (2,167,424 units)		2/1/2019	—	—
		Class B units (245,194 units)		2/1/2019	—	—
					43.7	43.3

					937.1	1,054.5		12.35%
Investment Funds and Vehicles
ACAS Equity Holdings Corporation (5)	Investment company	Common stock (589 shares)		1/3/2017	0.4	0.4	(6)
Ares IIIR/IVR CLO Ltd.	Investment vehicle	Subordinated notes ($20.0 par due 4/2025)		1/3/2017	—	—	(6)
CoLTs 2005-1 Ltd. (5)	Investment vehicle	Preferred shares (360 shares)		1/3/2017	—	—	(6)
CoLTs 2005-2 Ltd. (5)	Investment vehicle	Preferred shares (34,170,000 shares)		1/3/2017	—	—	(6)
CREST Exeter Street Solar 2004-1	Investment vehicle	Preferred shares (3,500,000 shares)		1/3/2017	—	—	(6)
European Capital UK SME Debt LP (4)(18)	Investment partnership	Limited partnership interest (45% interest)		1/3/2017	18.8	25.4	(6)
HCI Equity, LLC (5)	Investment company	Member interest (100.00% interest)		4/1/2010	—	0.1	(6)(20)
Partnership Capital Growth Investors III, L.P.	Investment partnership	Limited partnership interest (2.50% interest)		10/5/2011	2.8	3.6	(6)(20)
PCG-Ares Sidecar Investment II, L.P. (4)(18)	Investment partnership	Limited partnership interest (100.00% interest)		10/31/2014	7.0	11.1	(2)(6)
PCG-Ares Sidecar Investment, L.P. (4)(18)	Investment partnership	Limited partnership interest (100.00% interest)		5/22/2014	4.3	1.3	(6)
Piper Jaffray Merchant Banking Fund I, L.P.	Investment partnership	Limited partnership interest (2.00% interest)		8/16/2012	0.7	1.0	(6)(20)
Senior Direct Lending Program, LLC (5)(19)	Co-investment vehicle	Subordinated certificates ($931.7 par due 12/2036)	8.13% (Libor + 8.00%/Q)(14)	7/27/2016	931.7	931.7	(6)
		Member interest (87.50% interest)		7/27/2016	—	—	(6)
					931.7	931.7
VSC Investors LLC	Investment company	Membership interest (1.95% interest)		1/24/2008	0.3	0.6	(2)(6)(20)

					966.0	975.4		11.43%
Capital Goods
Arrowhead Holdco Company and Arrowhead GS Holdings, Inc. (17)	Distributor of non-discretionary, mission-critical aftermarket replacement parts	First lien senior secured revolving loan ($0.9 par due 8/2027)	5.25% (Libor + 4.50%/Q)	8/31/2021	0.9	0.8	(2)(13)(16)
		First lien senior secured loan ($52.0 par due 8/2028)	5.25% (Libor + 4.50%/Q)	8/31/2021	52.0	51.5	(2)(13)
		Second lien senior secured loan ($25.2 par due 8/2029)	8.50% (Libor + 7.75%/Q)	8/31/2021	25.2	24.9	(2)(13)
		Common stock (4,900 shares)		8/31/2021	4.9	5.8	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2021
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					83.0	83.0
Cadence Aerospace, LLC (17)	Aerospace precision components manufacturer	First lien senior secured revolving loan ($5.2 par due 11/2022)	9.50% (Libor + 3.25% Cash, 5.25% PIK/Q)	11/14/2017	5.2	5.0	(2)(13)(16)
		First lien senior secured revolving loan ($0.7 par due 11/2023)	9.50% (Libor + 3.25% Cash, 5.25% PIK/Q)	7/22/2020	0.7	0.7	(2)(13)
		First lien senior secured loan ($31.5 par due 11/2023)	9.50% (Libor + 3.25% Cash, 5.25% PIK/S)	11/14/2017	31.4	29.9	(13)
		First lien senior secured loan ($9.8 par due 11/2023)	9.50% (Libor + 3.25% Cash, 5.25% PIK/Q)	7/5/2018	9.8	9.3	(2)(13)
		First lien senior secured loan ($12.0 par due 11/2023)	9.50% (Libor + 3.25% Cash, 5.25% PIK/Q)	10/31/2019	12.0	11.4	(2)(13)
		First lien senior secured loan ($7.9 par due 11/2023)	9.50% (Libor + 3.25% Cash, 5.25% PIK/Q)	2/12/2020	7.9	7.5	(2)(13)
		First lien senior secured loan ($3.7 par due 11/2023)	9.50% (Libor + 3.25% Cash, 5.25% PIK/Q)	7/31/2020	3.3	3.5	(13)
					70.3	67.3
Creation Holdings Inc. (17)	Manufacturer of electrical systems	First lien senior secured revolving loan ($11.0 par due 8/2024)	6.75% (Libor + 5.75%/M)	8/15/2019	11.0	11.0	(2)(6)(13)(16)
		First lien senior secured loan ($24.1 par due 8/2025)	6.75% (Libor + 5.75%/M)	8/15/2019	24.0	24.1	(6)(13)
					35.0	35.1
AI Aqua Merger Sub, Inc.	End to end provider of water solutions to a wide range of customer bases	First lien senior secured loan ($0.1 par due 7/2028)	4.50% (Libor + 4.00%/Q)	6/17/2021	0.1	0.1	(13)(20)
		First lien senior secured loan ($0.9 par due 7/2028)	4.50% (Libor + 4.00%/Q)	6/17/2021	0.9	0.9	(2)(13)(20)
					1.0	1.0
DFS Holding Company, Inc.	Distributor of maintenance, repair, and operations parts, supplies, and equipment to the foodservice industry	First lien senior secured loan ($167.2 par due 8/2023)	8.50% (Libor + 6.00% Cash, 1.50% PIK/M)	7/26/2017	167.0	158.8	(13)
		First lien senior secured loan ($4.3 par due 8/2023)	8.50% (Libor + 6.00% Cash, 1.50% PIK/M)	3/1/2017	4.3	4.1	(2)(13)
		First lien senior secured loan ($4.9 par due 8/2023)	8.50% (Libor + 6.00% Cash, 1.50% PIK/M)	5/22/2020	5.0	4.7	(13)
					176.3	167.6
Dynamic NC Aerospace Holdings, LLC and Dynamic NC Investment Holdings, LP (17)	Provider of aerospace technology and equipment	First lien senior secured loan ($25.7 par due 12/2026)	7.50% (Libor + 6.50%/Q)	12/30/2020	25.7	25.4	(13)
		Common units (9,773,000 units)		12/30/2020	9.8	8.0
					35.5	33.4
EPS NASS Parent, Inc. (17)	Provider of maintenance and engineering services for electrical infrastructure	First lien senior secured revolving loan ($0.2 par due 4/2026)	6.75% (Libor + 5.75%/Q)	4/19/2021	0.2	0.2	(2)(13)
		First lien senior secured loan ($52.2 par due 4/2028)	6.75% (Libor + 5.75%/Q)	4/19/2021	52.2	51.6	(2)(13)
					52.4	51.8
ESCP PPG Holdings, LLC (4)	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	Class A units (3,500,000 units)		12/14/2016	3.5	3.6	(2)
Flow Control Solutions, Inc. (17)	Distributor and manufacturer of flow control systems components	First lien senior secured loan ($10.7 par due 11/2024)	6.50% (Libor + 5.50%/Q)	11/21/2018	10.7	10.7	(13)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2021
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($9.4 par due 11/2024)	6.50% (Libor + 5.50%/Q)	11/21/2018	9.4	9.4	(2)(13)
					20.1	20.1
Harvey Tool Company, LLC (17)	Manufacturer of cutting tools used in the metalworking industry	First lien senior secured revolving loan	—%	10/12/2017	—	—	(16)
		First lien senior secured loan ($19.8 par due 10/2024)	5.75% (Libor + 4.75%/Q)	10/12/2017	19.8	19.8	(13)
		Second lien senior secured loan ($43.7 par due 10/2025)	9.50% (Libor + 8.50%/Q)	10/12/2017	43.7	43.7	(2)(13)
					63.5	63.5
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation (5)	Provider of high-speed intelligent document scanning hardware and software	Senior subordinated loan ($16.6 par due 6/2022)	14.00%	1/3/2017	16.6	16.6	(2)
		Series A preferred stock (73,804,135 shares)		1/3/2017	1.2	31.3
		Class A common stock (48,082 shares)		1/3/2017	—	0.1
		Class B common stock (431,055 shares)		1/3/2017	0.1	1.2
					17.9	49.2
Kene Acquisition, Inc. and Kene Holdings, L.P. (17)	National utility services firm providing engineering and consulting services to natural gas, electric power and other energy and industrial end markets	First lien senior secured revolving loan	—%	8/8/2019	—	—	(15)
		First lien senior secured loan ($41.2 par due 8/2026)	5.25% (Libor + 4.25%/M)	8/8/2019	41.2	41.2	(13)
		Class A units (4,549,000 units)		8/8/2019	4.5	4.7	(2)
					45.7	45.9
LTG Acquisition, Inc.	Designer and manufacturer of display, lighting and passenger communication systems for mass transportation markets	Class A membership units (5,000 units)		1/3/2017	5.1	—
Maverick Acquisition, Inc. (17)	Manufacturer of precision machined components for defense and high-tech industrial platforms	First lien senior secured loan ($47.3 par due 6/2027)	7.00% (Libor + 6.00%/Q)	6/1/2021	47.3	46.8	(2)(13)
MB Aerospace Holdings II Corp.	Aerospace engine components manufacturer	First lien senior secured loan ($11.1 par due 1/2025)	4.50% (Libor + 3.50%/Q)	6/24/2021	10.4	10.3	(2)(13)
		Second lien senior secured loan ($68.4 par due 1/2026)	10.00% (Libor + 9.00%/Q)	1/22/2018	68.4	61.6	(2)(13)
		Second lien senior secured loan ($23.6 par due 1/2026)	10.00% (Libor + 9.00%/Q)	5/28/2019	23.6	21.3	(2)(13)
					102.4	93.2
NCWS Intermediate, Inc. and NCWS Holdings LP (17)	Manufacturer and supplier of car wash equipment, parts and supplies to the conveyorized car wash market	First lien senior secured loan ($11.1 par due 12/2026)	7.50% (Libor + 6.50%/Q)	12/29/2020	11.1	11.1	(2)(13)
		Class A-2 common units (10,000,000 units)		12/29/2020	10.0	18.0	(2)
					21.1	29.1
Osmose Utilities Services, Inc. and Pine Intermediate Holding LLC	Provider of structural integrity management services to transmission and distribution infrastructure	Second lien senior secured loan ($55.3 par due 6/2029)	7.25% (Libor + 6.75%/M)	6/23/2021	55.3	54.7	(2)(13)
Precinmac (US) Holdings Inc., Trimaster Manufacturing Inc. and Blade Group Holdings, LP. (17)	Manufacturer of high-tolerance precision machined components and assemblies for the aerospace and defense industry	First lien senior secured loan ($67.5 par due 8/2027)	7.00% (Libor + 6.00%/M)	8/31/2021	67.5	66.8	(2)(6)(13)
		Class A units (88,420 units)		8/31/2021	13.4	13.4	(2)
					80.9	80.2
Sunk Rock Foundry Partners LP, Hatteras Electrical Manufacturing Holding Company and Sigma Electric Manufacturing Corporation, Diecast Beacon (17)	Manufacturer of metal castings, precision machined components and sub-assemblies in the electrical products, power transmission and distribution and general industrial markets	First lien senior secured revolving loan	—%	10/31/2017	—	—	(15)

					916.3	925.5		10.84%
Consumer Durables & Apparel
Badger Sportswear Acquisition, Inc.	Provider of team uniforms and athletic wear	Second lien senior secured loan ($56.8 par due 3/2024)	10.25% (Libor + 9.00%/Q)	9/6/2016	56.8	54.5	(2)(13)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2021
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Bowhunter Holdings, LLC	Provider of branded archery and bowhunting accessories	Common units (421 units)		4/24/2014	4.2	0.6
Centric Brands LLC and Centric Brands GP LLC (17)	Designer, marketer and distributor of licensed and owned apparel	First lien senior secured revolving loan ($5.6 par due 10/2024)	6.50% (Libor + 5.50%/Q)	5/20/2020	5.6	5.6	(2)(13)
		First lien senior secured loan ($66.3 par due 10/2025)	11.00% PIK (Libor + 10.00%/Q)	10/29/2018	66.1	64.3	(2)(13)
		Membership interests (279,392 units)		10/29/2018	2.9	7.8	(2)
					74.6	77.7
DRS Holdings III, Inc. and DRS Holdings I, Inc. (17)	Footwear and orthopedic foot-care brand	First lien senior secured loan ($29.9 par due 11/2025)	7.25% (Libor + 6.25%/Q)	11/1/2019	29.9	29.9	(13)
		First lien senior secured loan ($77.6 par due 11/2025)	7.25% (Libor + 6.25%/Q)	6/1/2021	77.6	77.6	(13)
		Common stock (8,549 shares)		11/1/2019	8.5	10.2	(2)
					116.0	117.7
Implus Footcare, LLC	Provider of footwear and other accessories	First lien senior secured loan ($117.8 par due 4/2024)	8.75% (Libor + 7.75%/Q)	6/1/2017	117.8	108.3	(2)(13)
		First lien senior secured loan ($1.3 par due 4/2024)	8.75% (Libor + 7.75%/Q)	6/30/2016	1.3	1.2	(2)(13)
		First lien senior secured loan ($5.0 par due 4/2024)	8.75% (Libor + 7.75%/Q)	7/17/2018	5.0	4.6	(2)(13)
					124.1	114.1
Lew's Intermediate Holdings, LLC (17)	Outdoor brand holding company	First lien senior secured revolving loan ($0.6 par due 2/2026)	4.13% (Libor + 4.00%/Q)	2/11/2021	0.6	0.6	(2)
		First lien senior secured loan ($1.0 par due 2/2028)	5.75% (Libor + 5.00%/Q)	2/11/2021	1.0	1.0	(2)(13)
					1.6	1.6
Pelican Products, Inc.	Flashlights manufacturer	Second lien senior secured loan ($27.3 par due 5/2026)	8.75% (Libor + 7.75%/Q)	5/4/2018	27.2	27.3	(2)(13)
Rawlings Sporting Goods Company, Inc. and Easton Diamond Sports, LLC	Sports equipment manufacturing company	First lien senior secured loan ($93.4 par due 12/2026)	7.50% (Libor + 6.50%/Q)	12/31/2020	93.4	93.4	(2)(13)
Reef Lifestyle, LLC (17)	Apparel retailer	First lien senior secured revolving loan ($4.3 par due 10/2024)	8.5% (Libor + 5.75% Cash, 2.00% PIK/M)	10/26/2018	4.3	4.3	(2)(13)(16)
		First lien senior secured revolving loan ($0.6 par due 10/2024)	8.50% (Libor + 5.50% Cash, 2.00% PIK/Q)	7/31/2020	0.6	0.6	(2)(13)
		First lien senior secured loan ($25.2 par due 10/2024)	8.75% (Libor + 5.75% Cash, 2.00% PIK/Q)	10/26/2018	25.2	25.2	(13)
		First lien senior secured loan ($1.0 par due 10/2024)	8.75% (Libor + 7.75%/Q)	7/31/2020	1.0	1.0	(13)
					31.1	31.1
S Toys Holdings LLC (fka The Step2 Company, LLC) (5)	Toy manufacturer	Class B common units (126,278,000 units)		10/30/2014	—	0.3
		Common units (1,116,879 units)		4/1/2011	—	—
		Warrant to purchase up to 3,157,895 units		4/1/2010	—	—
					—	0.3
SHO Holding I Corporation	Manufacturer and distributor of slip resistant footwear	Second lien senior secured loan ($113.5 par due 10/2024)	10.29% PIK (Libor + 9.29%/B)	10/27/2015	112.7	96.5	(2)(13)
Shock Doctor, Inc. and Shock Doctor Holdings, LLC (4)(17)	Developer, marketer and distributor of sports protection equipment and accessories	First lien senior secured revolving loan ($1.2 par due 5/2024)	6.00% (Libor + 5.00%/M)	5/21/2019	1.2	1.2	(2)(13)(16)
		First lien senior secured loan ($19.2 par due 5/2024)	6.00% (Libor + 5.00%/Q)	5/21/2019	19.2	19.2	(2)(13)
		Class A preferred units (50,000 units)		3/14/2014	5.0	—	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2021
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Class C preferred units (50,000 units)		4/22/2015	5.0	—	(2)
		Preferred units (14,591 units)		5/14/2019	1.6	1.7	(2)
					32.0	22.1
SVP-Singer Holdings Inc. and SVP-Singer Holdings LP	Manufacturer of consumer sewing machines	First lien senior secured loan ($45.0 par due 7/2028)	7.50% (Libor + 6.75%/Q)	7/30/2021	43.8	41.9	(2)(13)
		Class A common units (6,264,706 units)		7/30/2021	26.1	26.1	(2)
					69.9	68.0
Totes Isotoner Corporation and Totes Ultimate Holdco, Inc. (4)	Designer, marketer, and distributor of rain and cold weather products	First lien senior secured loan ($2.2 par due 12/2024)	7.00% (Libor + 6.00%/Q)	12/23/2019	2.2	2.0	(2)(13)
		First lien senior secured loan ($1.6 par due 6/2024)	5.00% (Libor + 4.00%/Q)	12/23/2019	1.6	1.6	(2)(13)
		Common stock (861,000 shares)		12/23/2019	6.0	1.4	(2)
					9.8	5.0
Varsity Brands Holding Co., Inc. and BCPE Hercules Holdings, LP	Leading manufacturer and distributor of textiles, apparel & luxury goods	Second lien senior secured loan ($21.1 par due 12/2025)	9.25% (Libor + 8.25%/M)	7/30/2018	21.1	20.3	(2)(13)
		Second lien senior secured loan ($122.7 par due 12/2025)	9.25% (Libor + 8.25%/M)	12/15/2017	122.7	117.8	(13)
		Class A units (1,400 units)		7/30/2018	1.4	0.7	(2)
					145.2	138.8

					898.6	848.7		9.94%

Automobiles & Components
Automotive Keys Group, LLC and Automotive Keys Investor, LLC	Provider of replacement wireless keys for automotive market	Preferred units (4,113,113 units)	9.00% PIK	11/6/2020	4.4	4.4	(2)
		Class A common units (4,113,113 units)		11/6/2020	—	0.3	(2)
					4.4	4.7
Wand Newco 3, Inc.	Collision repair company	Second lien senior secured loan ($180.2 par due 2/2027)	7.34% (Libor + 7.25%/M)	2/5/2019	178.1	180.2	(2)
Continental Acquisition Holdings, Inc. (17)	Distributor of aftermarket batteries to the electric utility vehicle, automotive, commercial, marine and industrial markets	First lien senior secured loan ($26.8 par due 1/2027)	7.00% (Libor + 6.00%/Q)	1/20/2021	26.8	26.8	(2)(13)
Eckler Industries, Inc. and Eckler Purchaser LLC (5)(17)	Restoration parts and accessories provider for classic automobiles	First lien senior secured revolving loan ($5.0 par due 5/2022)	12.00% PIK	7/12/2012	5.0	4.4	(2)
		First lien senior secured loan ($25.5 par due 5/2022)	12.00% PIK	7/12/2012	25.5	22.2	(2)
		Class A common units (67,972 units)		7/12/2012	16.4	—	(2)
					46.9	26.6
Faraday&Future Inc., FF Inc., Faraday SPE, LLC and Faraday Future Intelligent Electric Inc.	Electric vehicle manufacturer	Second lien senior secured loan ($80.3 par due 3/2022)	14.00% PIK	3/1/2021	78.0	80.3	(2)
		Warrant to purchase up to 633,008 shares of Class A common stock (expires 8/2027)		8/5/2021	2.3	2.3	(2)
					80.3	82.6
Highline Aftermarket Acquisition, LLC, Highline Aftermarket SC Acquisition, Inc. and Highline PPC Blocker LLC (17)	Manufacturer and distributor of automotive fluids	First lien senior secured revolving loan ($4.0 par due 11/2025)	3.83% (Libor + 3.75%/M)	11/9/2020	4.0	3.9	(2)(16)
		Second lien senior secured loan ($70.4 par due 11/2028)	8.75% (Libor + 8.00%/Q)	11/9/2020	70.4	69.7	(2)(13)
		Co-invest units (59,230 units)		11/4/2020	5.9	4.6

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2021
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					80.3	78.2
Mac Lean-Fogg Company and MacLean-Fogg Holdings, L.L.C.	Manufacturer and supplier for the power utility and automotive markets worldwide	First lien senior secured loan ($151.8 par due 12/2025)	5.38% (Libor + 4.75%/M)	12/21/2018	151.4	151.8	(13)
		First lien senior secured loan ($19.2 par due 12/2025)	5.38% (Libor + 4.75%/M)	12/21/2018	19.2	19.2	(2)(13)
		Preferred units (59,453 units)	4.50% Cash, 9.25% PIK	10/9/2015	74.3	74.3
					244.9	245.3
Mavis Tire Express Services Topco Corp., Metis HoldCo, Inc., and Metis TopCo, LP (17)	Auto parts retailer	First lien senior secured revolving loan	—%	5/4/2021	—	—	(15)
		Series A preferred stock (68,601 shares)	7.00% PIK	5/4/2021	70.6	68.4	(2)
		Class A-1 units (24,586 units)		5/4/2021	24.6	24.6	(2)
					95.2	93.0
McLaren Group Limited	Automobile manufacturer and retailer	Senior preference shares (200,000 shares)	12.50% PIK	8/2/2021	20.7	26.9	(2)(6)
		Warrant to purchase up to 49,181 ordinary shares (expires 8/2028)		8/2/2021	5.5	5.3	(2)(6)
		Warrant to purchase up to 13,776 ordinary shares (expires 8/2028)		8/2/2021	1.6	1.5	(2)(6)
					27.8	33.7
SK SPV IV, LLC	Collision repair site operator	Series A common stock (12,500 units)		8/18/2014	0.6	—	(2)
		Series B common stock (12,500 units)		8/18/2014	0.6	—	(2)
					1.2	—
Sun Acquirer Corp. and Sun TopCo, LP (17)	Automotive parts and repair services retailer	First lien senior secured loan ($57.0 par due 9/2028)	6.50% (Libor + 5.75%/Q)	9/8/2021	57.0	56.5	(2)(13)
		First lien senior secured loan ($1.9 par due 9/2028)	8.00% (Base Rate + 4.75%/Q)	9/8/2021	1.9	1.9	(2)(13)
		Class A units (69,990 units)		9/8/2021	7.0	7.0	(2)
					65.9	65.4

					851.8	836.5		9.80%
Power Generation
Ferrellgas, L.P.	Distributor of propane and related accessories	Senior preferred units (55,708 units)	8.96%	3/30/2021	55.7	55.7
Green Energy Partners, Stonewall LLC and Panda Stonewall Intermediate Holdings II LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($39.0 par due 11/2021)	6.50% (Libor + 5.50%/Q)	2/8/2021	38.5	36.6	(2)(13)
		First lien senior secured loan ($33.6 par due 11/2021)	6.50% (Libor + 5.50%/Q)	11/13/2014	33.3	31.6	(2)(13)
		Senior subordinated loan ($153.0 par due 12/2021)		11/13/2014	132.7	82.7	(2)(12)
					204.5	150.9
Heelstone Renewable Energy, LLC (5)(17)	Provider of cloud based IT solutions, infrastructure and services	First lien senior secured loan ($36.0 par due 4/2024)	8.00% (Libor + 7.00%/Q)	4/14/2021	36.0	36.0	(2)(13)
		Class A1 units (100 units)		4/14/2021	23.2	46.6
					59.2	82.6
Navisun LLC and Navisun Holdings LLC (5)(17)	Owner and operater of commercial and industrial solar projects	First lien senior secured loan ($53.4 par due 11/2023)	8.00% PIK	11/15/2017	53.4	53.4	(2)
		First lien senior secured loan ($14.9 par due 11/2023)	9.00% PIK	3/7/2019	14.9	14.9	(2)
		First lien senior secured loan ($39.7 par due 11/2023)	5.00% Cash, 3.00% PIK	8/15/2019	39.7	39.7	(2)
		Series A preferred units (1,000 units)	10.50% PIK	11/15/2017	13.6	14.9

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2021
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Class A units (550 units)		11/15/2017	—	9.2
					121.6	132.1
Opal Fuels LLC	Owner of natural gas facilities	Senior subordinated loan ($51.7 par due 12/2026)	8.00% PIK	5/1/2021	42.4	41.5
PosiGen, Inc.	Seller and leaser of solar power systems for residential and commercial customers	Warrant to purchase up to 1,112,022 shares of common stock (expires 1/2027)		6/10/2021	—	—	(2)
		Warrant to purchase up to 101,555 shares of series D-1 preferred stock (expires 6/2028)		1/29/2020	—	—	(2)
					—	—
Riverview Power LLC	Operator of natural gas and oil fired power generation facilities	First lien senior secured loan ($72.5 par due 6/2024)	10.00% (Libor + 9.00%/Q)	8/30/2021	72.0	72.5	(2)(13)
SE1 Generation, LLC	Solar power developer	Senior subordinated loan ($58.0 par due 12/2022)	4.00% Cash, 5.50% PIK	12/17/2019	58.0	55.1	(2)
Sunrun Atlas Depositor 2019-2, LLC and Sunrun Atlas Holdings 2019-2, LLC	Residential solar energy provider	First lien senior secured loan ($0.1 par due 2/2055)	3.61%	10/28/2019	0.1	0.1	(2)
		Senior subordinated loan ($141.0 par due 11/2025)	8.75% (Libor + 2.75% Cash, 4.00% PIK/Q)	11/26/2019	141.0	141.0	(2)(13)
					141.1	141.1
Sunrun Xanadu Issuer 2019-1, LLC and Sunrun Xanadu Holdings 2019-1, LLC	Residential solar energy provider	First lien senior secured loan ($0.4 par due 6/2054)	3.98%	6/7/2019	0.4	0.4	(2)
		Senior subordinated loan ($68.8 par due 7/2030)	8.75% (Libor + 3.98% Cash, 2.77% PIK/Q)	6/27/2019	68.8	68.8	(2)(13)
					69.2	69.2
T1 Power Holdings LLC (4)	Gas turbine power generation facilities operator	Class A common units (616,122 shares)		3/6/2015	15.0	25.8

					838.7	826.5		9.68%
Consumer Services
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc. (5)	Restaurant owner and operator	First lien senior secured loans ($106.6 par due 12/2022)		11/27/2006	—	—	(2)(12)
Aimbridge Acquisition Co., Inc.	Hotel operator	Second lien senior secured loan ($22.5 par due 2/2027)	7.59% (Libor + 7.50%/M)	2/1/2019	22.2	21.2	(2)
American Residential Services L.L.C. and Aragorn Parent Holdings LP (17)	Heating, ventilation and air conditioning services provider	Second lien senior secured loan ($56.4 par due 10/2028)	9.50% (Libor + 8.50%/Q)	10/15/2020	56.4	56.4	(2)(13)
		Series A preferred units (2,531,500 units)	10.00% PIK	10/15/2020	2.6	3.2	(2)
					59.0	59.6
ATI Restoration, LLC (17)	Provider of disaster recovery services	First lien senior secured revolving loan ($3.3 par due 7/2026)	6.00% (Libor + 5.00%/Q)	7/31/2020	3.3	3.3	(2)(13)(16)
		First lien senior secured loan ($33.4 par due 7/2026)	6.00% (Libor + 5.00%/Q)	7/31/2020	33.4	33.4	(13)
					36.7	36.7
Belfor Holdings, Inc. (17)	Disaster recovery services provider	First lien senior secured revolving loan ($6.3 par due 4/2024)	3.58% (Libor + 3.50%/Q)	4/4/2019	6.3	6.3	(2)(16)
Cipriani USA, Inc. and Cipriani Group Holding S.A.R.L. (17)	Manager and operator of banquet facilities, restaurants, hotels and other leisure properties	First lien senior secured loan ($68.2 par due 5/2023)	11.75% (Libor + 10.75%/Q)	5/30/2018	67.2	60.0	(2)(13)
		First lien senior secured loan ($12.2 par due 5/2023)	11.75% (Libor + 10.75%/Q)	11/5/2018	12.2	10.7	(2)(13)
		First lien senior secured loan ($15.0 par due 5/2023)	11.75% (Libor + 10.75%/Q)	7/3/2019	14.8	13.2	(2)(13)
		First lien senior secured loan ($20.0 par due 5/2023)	11.75% (Libor + 10.75%/Q)	12/27/2019	18.7	17.6	(2)(13)
		First lien senior secured loan ($3.0 par due 5/2023)	11.75% (Libor + 10.75%/Q)	8/20/2018	3.0	2.7	(2)(13)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2021
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($3.0 par due 5/2023)	11.75% (Libor + 10.75%/Q)	11/5/2018	3.0	2.7	(2)(13)
		First lien senior secured loan ($4.9 par due 5/2023)	11.75% (Libor + 10.75%/Q)	6/30/2020	4.9	4.3	(2)(13)
		First lien senior secured loan ($25.9 par due 5/2023)	11.75% PIK (Libor + 10.75%/Q)	12/22/2020	24.5	22.8	(2)(13)
		Warrant to purchase up to 718.66 shares (expires 3/2041)		3/21/2021	2.1	1.0	(2)(6)
					150.4	135.0
Essential Services Holding Corporation and OMERS Mahomes Investment Holdings LLC (17)	Provider of plumbing and HVAC services	First lien senior secured revolving loan		11/16/2020	—	—	(15)
		First lien senior secured loan ($145.5 par due 11/2026)	6.75% (Libor + 5.75%/Q)	11/16/2020	145.5	145.5	(2)(13)
		First lien senior secured loan ($79.8 par due 11/2026)	6.75% (Libor + 5.75%/Q)	4/2/2021	79.8	79.8	(13)
		Class A units (5,803.43 units)		11/16/2020	19.6	25.3	(2)
					244.9	250.6
FWR Holding Corporation (17)	Restaurant owner, operator, and franchisor	First lien senior secured revolving loan		8/21/2017	—	—	(15)
		First lien senior secured loan ($4.5 par due 8/2023)	6.50% (Libor + 4.00% Cash, 1.50% PIK/Q)	8/21/2017	4.5	4.5	(2)(13)
		First lien senior secured loan ($2.5 par due 8/2023)	8.00% (Libor + 5.50% Cash, 1.50% PIK/Q)	2/28/2019	2.5	2.5	(2)(13)
		First lien senior secured loan ($1.8 par due 8/2023)	6.50% (Libor + 4.00% Cash, 1.50% PIK/Q)	12/20/2019	1.8	1.8	(2)(13)
					8.8	8.8
Garden Fresh Restaurant Corp. and GFRC Holdings LLC (17)	Restaurant owner and operator	First lien senior secured revolving loan ($7.5 par due 2/2022)		2/1/2017	—	—	(2)(12)
		First lien senior secured loan ($21.6 par due 2/2022)		2/1/2017	—	—	(2)(12)
					—	—
Jenny C Acquisition, Inc.	Health club franchisor	Senior subordinated loan ($1.4 par due 4/2025)	8.00% PIK	4/5/2019	1.4	1.4	(2)
Jim N Nicks Management, LLC (17)	Restaurant owner and operator	First lien senior secured revolving loan ($2.8 par due 7/2023)	6.25% (Libor + 5.25%/Q)	7/10/2017	2.8	2.8	(2)(13)
		First lien senior secured loan ($13.6 par due 7/2023)	6.25% (Libor + 5.25%/Q)	7/10/2017	13.6	13.6	(13)
		First lien senior secured loan ($1.1 par due 7/2023)	6.25% (Libor + 5.25%/Q)	7/10/2017	1.1	1.1	(2)(13)
					17.5	17.5
KeyStone Sub-debt HoldCo, LLC	Planet Fitness franchisee	Senior subordinated loan ($7.1 par due 1/2027)	10.00%	9/30/2021	7.1	6.7	(2)
		Senior subordinated loan ($52.9 par due 1/2027)	10.00% PIK	1/20/2021	49.7	50.3	(2)
		Warrant to purchase up to 24.7581 Class C interests (expires 1/2027)		1/20/2021	3.6	4.8	(2)
					60.4	61.8
ME Equity LLC	Franchisor in the massage industry	Common stock (3,000,000 shares)		9/27/2012	3.0	2.5	(2)
Movati Athletic (Group) Inc.	Premier health club operator	First lien senior secured loan ($3.0 par due 10/2024)	7.50% (CDOR + 5.50% Cash, 0.50% PIK/Q)	10/5/2017	3.1	2.7	(2)(6)(13)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2021
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($2.2 par due 10/2024)	8.00% (CDOR + 5.50% Cash, 0.50% PIK/Q)	10/5/2017	2.1	2.0	(2)(6)(13)
					5.2	4.7
OTG Management, LLC	Airport restaurant operator	Class A preferred units (3,000,000 units)		8/26/2016	25.3	13.2
		Common units (3,000,000 units)		1/5/2011	3.0	—
		Warrant to purchase up to 7.73% of common units		6/19/2008	0.1	—
					28.4	13.2
Portillo's Holdings, LLC	Fast casual restaurant brand	Second lien senior secured loan ($34.0 par due 12/2024)	10.75% (Libor + 9.50%/Q)	11/27/2019	33.3	34.0	(2)(13)
Pyramid Management Advisors, LLC and Pyramid Investors, LLC (17)	Hotel operator	First lien senior secured revolving loan ($9.6 par due 7/2023)	8.00% (Libor + 5.75% Cash, 1.25% PIK/Q)	4/12/2018	9.6	8.6	(2)(13)(16)
		First lien senior secured loan ($16.8 par due 7/2023)	8.00% (Libor + 5.75% Cash, 1.25% PIK/Q)	4/12/2018	16.8	15.1	(13)
		First lien senior secured loan ($1.4 par due 7/2023)	8.00% (Libor + 5.75% Cash, 1.25% PIK/Q)	4/12/2018	1.4	1.3	(2)(13)
		First lien senior secured loan ($6.4 par due 7/2023)	8.00% (Libor + 5.75% Cash, 1.25% PIK/Q)	12/27/2019	6.4	5.7	(2)(13)
		Preferred membership units (996,833 units)		7/15/2016	1.0	—
					35.2	30.7
Redwood Services, LLC and Redwood Services Holdco, LLC (17)	Provider of residential HVAC and plumbing services	First lien senior secured loan ($6.3 par due 12/2025)	8.00% (Libor + 7.00%/Q)	12/31/2020	6.3	6.3	(2)(13)
		Series D units (5,291,723 units)	8.00% PIK	12/31/2020	5.3	8.2
					11.6	14.5
Safe Home Security, Inc., Security Systems Inc., Safe Home Monitoring, Inc., National Protective Services, Inc., Bright Integrations LLC and Medguard Alert, Inc. (17)	Provider of safety systems for business and residential customers	First lien senior secured loan ($44.9 par due 8/2024)	8.25% (Libor + 7.25%/M)	8/4/2020	44.9	44.9	(2)(13)
Spectra Finance, LLC (17)	Venue management and food and beverage provider	First lien senior secured revolving loan ($4.5 par due 4/2023)	6.75% (Libor + 5.00% Cash, 0.75% PIK/M)	4/2/2018	4.5	4.5	(2)(13)(16)
		First lien senior secured loan ($3.2 par due 4/2024)	6.75% (Libor + 5.00% Cash, 0.75% PIK/Q)	4/2/2018	3.2	3.2	(2)(13)
					7.7	7.7
Taymax Group, L.P., Taymax Group G.P., LLC, PF Salem Canada ULC and TCP Fit Parent, L.P. (17)	Planet Fitness franchisee	First lien senior secured revolving loan ($0.5 par due 7/2024)	6.75% (Libor + 5.75%/Q)	7/31/2018	0.5	0.5	(2)(13)
		First lien senior secured loan ($1.1 par due 7/2025)	6.75% (Libor + 5.75%/Q)	3/5/2020	1.1	1.1	(2)(13)
		Class A units (37,020 units)		7/31/2018	3.8	1.4
					5.4	3.0
The Alaska Club Partners, LLC, Athletic Club Partners LLC and The Alaska Club, Inc. (17)	Premier health club operator	First lien senior secured loan ($15.5 par due 12/2024)	10.25% (Base rate + 5.00% Cash, 2.00% PIK/Q)	12/16/2019	15.5	14.1	(2)(13)

					797.8	768.2		9.00%
Energy
Birch Permian, LLC	Operator of private exploration oil and production company	Second lien senior secured loan ($88.3 par due 4/2023)	9.50% (Libor + 8.00%/Q)	4/12/2019	87.9	88.3	(2)(13)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2021
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Cheyenne Petroleum Company Limited Partnership, CPC 2001 LLC and Mill Shoals LLC	Private oil exploration and production company	Second lien senior secured loan ($63.1 par due 1/2024)	10.00% (Libor + 9.00%/Q)	7/10/2019	63.1	63.1	(2)(13)
Murchison Oil and Gas, LLC and Murchison Holdings, LLC	Exploration and production company	First lien senior secured loan ($2.7 par due 10/2023)	11.00% (Libor + 9.00%/Q)	9/19/2019	2.7	2.7	(2)(13)
		First lien senior secured loan ($38.3 par due 10/2023)	10.00% (Libor + 8.00%/Q)	9/19/2019	38.3	38.3	(2)(13)
		Preferred units (21,667 units)	8.00% PIK	10/26/2018	24.9	24.9
					65.9	65.9
Penn Virginia Holding Corp.	Exploration and production company	Second lien senior secured loan ($64.9 par due 9/2024)	10.50% (Base Rate + 7.25%/M)	9/28/2017	64.9	66.2	(2)(6)(13)
Sundance Energy Inc. (4)	Oil and gas producer	Common stock (157,970 shares)		4/23/2021	69.8	85.9	(2)
VPROP Operating, LLC and V SandCo, LLC (5)(17)	Sand-based proppant producer and distributor to the oil and natural gas industry	First lien senior secured loan ($6.8 par due 11/2024)	11.00% PIK (Libor + 9.50%/M)	11/6/2020	6.8	6.8	(2)(13)
		First lien senior secured loan ($5.4 par due 11/2024)	11.00% PIK (Libor + 9.50%/M)	6/12/2020	5.4	5.4	(2)(13)
		First lien senior secured loan ($24.4 par due 11/2024)	11.00% PIK (Libor + 9.50%/M)	3/1/2017	24.4	24.4	(2)(13)
		Class A units (347,900 units)		11/6/2020	32.8	40.5	(2)
					69.4	77.1

					421.0	446.5		5.23%
Media & Entertainment
CMW Parent LLC (fka Black Arrow, Inc.)	Multiplatform media firm	Series A units (32 units)		9/11/2015	—	—	(2)
Global Music Rights, LLC (17)	Music right management company	First lien senior secured loan ($45.4 par due 8/2028)	6.50% (Libor + 5.75%/Q)	8/27/2021	45.4	45.0	(2)(13)
Miami Beckham United LLC	American professional soccer club	Class A preferred units (85,000 units)	8.50% PIK	9/17/2021	85.3	85.3
MMax Investment Partners, Inc. (d/b/a Professional Fighters League) and PFL MMA, Inc.	Mixed martial arts league	First lien senior secured loan ($15.0 par due 1/2026)	10.00% PIK	1/20/2021	13.5	13.2	(2)
		Warrant to purchase up to 3,223,122 shares of common stock (expires 1/2027)		1/20/2021	1.7	1.7	(2)
					15.2	14.9
OUTFRONT Media Inc.	Provider of out-of-home advertising	Series A convertible perpetual preferred stock(25,000 shares)	7.00%	4/20/2020	25.0	42.8	(2)(6)
Padres L.P. (17)	Sports and entertainment	First lien senior secured loan ($92.8 par due 3/2027)	6.00% (Libor + 5.00%/M)	3/18/2021	92.8	92.8	(2)(13)
Production Resource Group, L.L.C. and PRG III, LLC (4)(17)	Provider of rental equipment, labor, production management, scenery, and other products to various entertainment end-markets	First lien senior secured loan ($14.9 par due 8/2024)	8.50% (Libor rate + 5.00% Cash, 2.50% PIK/Q)	7/31/2020	14.9	14.9	(2)(13)
		First lien senior secured loan ($34.0 par due 8/2024)	9.75% PIK (Libor + 8.50%/Q)	8/21/2018	34.0	34.0	(2)(13)
		First lien senior secured loan ($0.8 par due 8/2024)	8.50% (Libor rate + 5.00% Cash, 2.50% PIK/Q)	6/22/2021	0.8	0.8	(2)(13)
		First lien senior secured loan ($2.5 par due 8/2024)	6.00% (Libor + 5.00% PIK/Q)	8/5/2021	2.5	2.5	(2)(13)
		Class A units (113,617 units)		10/6/2020	4.9	1.6	(2)
					57.1	53.8
Storm Investment S.a.r.l.	Spanish futbol club	First lien senior secured loan ($71.4 par due 6/2030)	3.88% (Euribor + 3.75%/Q)	6/24/2021	73.6	71.4	(2)(6)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2021
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Ordinary shares (3,958 shares)		6/24/2021	—	—	(2)(6)
		Class A redeemable shares (3,297,791 shares)		6/24/2021	1.6	1.3	(2)(6)
		Class B redeemable shares (3,297,791 shares)		6/24/2021	1.6	1.3	(2)(6)
		Class C redeemable shares (3,297,791 shares)		6/24/2021	1.6	1.3	(2)(6)
		Class D redeemable shares (3,297,791 shares)		6/24/2021	1.6	1.3	(2)(6)
		Class E redeemable shares (3,297,791 shares)		6/24/2021	1.6	1.3	(2)(6)
		Class F redeemable shares (3,297,791 shares)		6/24/2021	1.6	1.3	(2)(6)
		Class G redeemable shares (3,297,791 shares)		6/24/2021	1.6	1.3	(2)(6)
		Class H redeemable shares (3,297,791 shares)		6/24/2021	1.6	1.3	(2)(6)
		Class I redeemable shares (3,297,791 shares)		6/24/2021	1.6	1.3	(2)(6)
					88.0	83.1
The Teaching Company Holdings, Inc.	Education publications provider	Preferred stock (10,663 shares)		9/29/2006	1.1	2.8	(2)
		Common stock (15,393 shares)		9/29/2006	—	1.5	(2)
					1.1	4.3

					409.9	422.0		4.94%
Retailing and Distribution
Atlas Intermediate III, L.L.C. (17)	Specialty chemicals distributor	First lien senior secured loan ($5.8 par due 4/2025)	6.50% (Libor + 5.50%/Q)	3/31/2021	5.8	5.8	(2)(13)
Display Holding Company, Inc., Saldon Holdings, Inc. and Fastsigns Holdings Inc. (17)	Provider of visual communications solutions	First lien senior secured loan ($16.0 par due 3/2025)	6.65% (Libor + 5.65%/M)	3/13/2019	16.0	16.0	(13)
		First lien senior secured loan ($2.6 par due 3/2025)	6.65% (Libor + 5.65%/M)	8/27/2019	2.6	2.6	(2)(13)
		First lien senior secured loan ($20.6 par due 3/2025)	6.65% (Libor + 5.65%/M)	6/25/2021	20.6	20.6	(2)(13)
		Common units (600 units)		3/13/2019	0.6	0.9	(2)
					39.8	40.1
GPM Investments, LLC and ARKO Corp.	Convenience store operator	First lien senior secured loan ($32.2 par due 3/2027)	5.50% (Libor + 4.50%/Q)	2/28/2020	32.2	32.2	(13)
		Common stock (2,088,478 shares)		12/22/2020	19.8	21.5
		Warrant to purchase up to 1,088,780 common stock (expires 12/2025)		12/22/2020	1.6	2.5	(2)
					53.6	56.2
SCIH Salt Holdings Inc. (17)	Salt and packaged ice melt manufacturer and distributor	First lien senior secured revolving loan		3/16/2020	—	—	(15)
Marcone Yellowstone Buyer Inc. and Marcone Yellowstone Holdings, LLC (17)	Distributor of OEM appliance aftermarket parts	First lien senior secured loan ($56.5 par due 6/2028)	6.25% (Libor + 5.50%/Q)	6/23/2021	56.5	55.4	(2)(13)
		Class A common units (4,549 units)		6/23/2021	4.5	5.6	(2)
					61.0	61.0
McKenzie Creative Brands, LLC (17)	Designer, manufacturer and distributor of hunting-related supplies	First lien senior secured loan ($84.5 par due 9/2023)	6.50% (Libor + 5.50%/Q)	9/18/2014	84.5	84.5	(8)(13)
		First lien senior secured loan ($5.5 par due 9/2023)	6.50% (Libor + 5.50%/Q)	9/18/2014	5.5	5.5	(13)
					90.0	90.0
North Haven Falcon Buyer, LLC and North Haven Falcon Holding Company, LLC (17)	Manufacturer of aftermarket golf cart parts and accessories	First lien senior secured loan ($22.0 par due 5/2027)	7.00% (Libor + 6.00%/Q)	5/19/2021	22.0	21.7	(2)(13)
		Class A units (50,000 units)		5/19/2021	5.0	4.6
					27.0	26.3

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2021
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Reddy Ice LLC (17)	Packaged ice manufacturer and distributor	First lien senior secured revolving loan		7/1/2019	—	—	(15)
		First lien senior secured loan ($56.7 par due 7/2025)	7.50% (Libor + 6.50%/Q)	7/1/2019	56.7	56.7	(13)
		First lien senior secured loan ($5.3 par due 7/2025)	7.50% (Libor + 6.50%/Q)	7/1/2019	5.3	5.3	(2)(13)
		First lien senior secured loan ($0.4 par due 7/2025)	7.50% (Libor + 6.50%/Q)	11/16/2020	0.4	0.4	(2)(13)
					62.4	62.4
US Salt Investors, LLC and Emerald Lake Pearl Acquisition-A, L.P. (17)	Producer and packager of compressed, household, and packaged salt	First lien senior secured loan ($61.5 par due 7/2028)	6.25% (Libor + 5.50%/Q)	7/19/2021	61.5	60.9	(2)(13)
		Limited partner interests (0.4% interest)		7/19/2021	0.8	0.8	(2)
					62.3	61.7

					401.9	403.5		4.73%
Food and Beverage
American Seafoods Group LLC and American Seafoods Partners LLC	Harvester and processor of seafood	Class A units (77,922 units)		8/19/2015	0.1	0.2	(2)
		Warrant to purchase up to 7,422,078 Class A units (expires 8/2035)		8/19/2015	7.4	18.0	(2)
					7.5	18.2
Berner Food & Beverage, LLC (17)	Supplier of dairy-based food and beverage products	First lien senior secured revolving loan ($0.3 par due 7/2026)	7.50% (Libor + 6.50%/M)	7/30/2021	0.3	0.3	(2)(13)
		First lien senior secured loan ($17.0 par due 7/2027)	7.50% (Libor + 6.50%/M)	7/30/2021	17.0	16.8	(2)(13)
					17.3	17.1
Bragg Live Food Products, LLC and SPC Investment Co., L.P. (4)(17)	Health food company	First lien senior secured revolving loan ($1.5 par due 12/2025)	7.25% (Libor + 6.25%/Q)	3/11/2019	1.5	1.4	(2)(13)
		First lien senior secured loan ($39.5 par due 12/2025)	7.25% (Libor + 6.25%/Q)	12/28/2020	39.5	38.3	(13)
		Common units (14,850 units)		3/11/2019	11.5	10.9	(2)
					52.5	50.6
CHG PPC Parent LLC	Diversified food products manufacturer	Second lien senior secured loan ($94.6 par due 3/2026)	7.08% (Libor + 7.00%/M)	3/30/2018	94.6	94.6	(2)
Gehl Foods, LLC and GF Parent LLC	Producer of low-acid, aseptic food and beverage products	Class A preferred units (2,940 units)		5/13/2015	2.9	—	(2)
		Class A common units (60,000 units)		5/13/2015	0.1	—	(2)
		Class B common units (0.26 units)		5/13/2015	—	—	(2)
					3.0	—
Hometown Food Company (17)	Food distributor	First lien senior secured revolving loan ($0.5 par due 8/2023)	6.25% (Libor + 5.00%/M)	8/31/2018	0.5	0.5	(2)(13)(16)
KC Culinarte Intermediate, LLC	Manufacturer of fresh refrigerated and frozen food products	First lien senior secured loan ($29.2 par due 8/2025)	4.75% (Libor + 3.75%/M)	1/24/2020	28.9	26.8	(13)
		Second lien senior secured loan ($35.7 par due 8/2026)	8.75% (Libor + 7.75%/M)	8/24/2018	35.7	31.0	(2)(13)
					64.6	57.8
Manna Pro Products, LLC (17)	Manufacturer and supplier of specialty nutrition and care products for animals	First lien senior secured revolving loan ($1.9 par due 12/2026)	7.00% (Libor + 6.00%/M)	12/10/2020	1.9	1.9	(2)(13)
Triton Water Holdings, Inc.	Producer and provider of bottled water brands	First lien senior secured loan ($1.0 par due 3/2028)	4.00% (Libor + 3.50%/Q)	3/17/2021	1.0	1.0	(2)(13)(20)
		Senior subordinated loan ($0.1 par due 4/2029)	6.25%	3/17/2021	0.1	0.1	(2)(20)
					1.1	1.1
RF HP SCF Investor, LLC	Branded specialty food company	Membership interest (10.08% interest)		12/22/2016	12.5	18.7	(2)(6)
Teasdale Foods, Inc. and Familia Group Holdings Inc.	Provider of beans, sauces and hominy to the retail, foodservice and wholesale channels	First lien senior secured loan ($78.4 par due 12/2025)	7.25% (Libor + 6.25%/Q)	12/18/2020	78.4	76.8	(2)(13)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2021
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Warrant to purchase up to 57,827 shares of common stock (expires 2/2034)		2/4/2019	—	—	(2)
					78.4	76.8
Watermill Express, LLC and Watermill Express Holdings, LLC (17)	Owner and operator of self-service water and ice stations	First lien senior secured revolving loan		4/20/2021	—	—	(15)
		First lien senior secured loan ($19.5 par due 4/2027)	6.25% (Libor + 5.25%/Q)	4/20/2021	19.5	19.3	(13)
		Class A units (282,200 units)	8.00% PIK	4/20/2021	2.9	2.9
					22.4	22.2
Winebow Holdings, Inc. and The Vintner Group, Inc.	Importer and distributor of wine	First lien senior secured loan ($28.4 par due 7/2025)	7.25% (Libor + 6.25%/M)	4/19/2021	28.4	28.1	(13)

					384.7	387.6		4.54%
Pharmaceuticals, Biotechnology & Life Sciences
Abzena Holdings, Inc. and Astro Group Holdings Ltd. (17)	Organization providing discovery, development and manufacturing services to the pharmaceutical and biotechnology industries	First lien senior secured loan ($30.1 par due 5/2026)	11.50% (Libor + 10.50% Cash, 1.50% PIK/Q)	5/7/2021	30.1	29.8	(2)(13)
		Class A ordinary shares (1,237,500 shares)		5/7/2021	2.5	2.5	(2)
					32.6	32.3
Alcami Corporation and ACM Holdings I, LLC (17)	Outsourced drug development services provider	First lien senior secured loan ($29.3 par due 7/2025)	4.33% (Libor + 4.25%/M)	7/12/2018	29.2	27.5
		Second lien senior secured loan ($77.5 par due 7/2026)	8.08% (Libor + 8.00%/M)	7/12/2018	77.0	67.4	(2)
		Common units (3,663,533 units)		7/12/2018	35.0	12.0	(2)
					141.2	106.9
NMC Skincare Intermediate Holdings II, LLC (17)	Developer, manufacturer and marketer of skincare products	First lien senior secured revolving loan ($7.3 par due 10/2024)	6.00% (Libor + 5.00%/M)	10/31/2018	7.3	7.2	(2)(13)
		First lien senior secured loan ($32.4 par due 10/2024)	6.00% (Libor + 5.00%/M)	10/31/2018	32.4	32.1	(13)
North American Science Associates, LLC, Cardinal Purchaser LLC and Cardinal Topco Holdings, L.P. (17)	Contract research organization providing research and development and testing of medical devices	First lien senior secured loan ($48.0 par due 9/2027)	6.50% (Libor + 5.75%/Q)	9/15/2020	48.0	48.0	(13)
		First lien senior secured loan ($7.8 par due 9/2027)	6.50% (Libor + 5.75%/Q)	9/15/2020	7.8	7.8	(2)(13)
		First lien senior secured loan ($6.2 par due 9/2027)	6.50% (Libor + 5.75%/Q)	2/26/2021	6.2	6.2	(13)
		First lien senior secured loan ($29.2 par due 9/2027)	6.50% (Libor + 5.75%/Q)	9/13/2021	29.2	29.2	(2)(13)
		Class A preferred units (13,528 units)	8.00% PIK	9/15/2020	14.6	30.9	(2)
					105.8	122.1
TerSera Therapeutics LLC (17)	Acquirer and developer of specialty therapeutic pharmaceutical products	First lien senior secured revolving loan	—%	11/20/2019	—	—	(15)
		First lien senior secured loan ($5.1 par due 3/2025)	6.60% (Libor + 5.60%/Q)	5/3/2017	5.1	5.1	(13)
		First lien senior secured loan ($2.1 par due 3/2025)	6.60% (Libor + 5.60%/Q)	9/27/2018	2.1	2.1	(13)
		First lien senior secured loan ($1.8 par due 3/2025)	6.60% (Libor + 5.60%/Q)	4/1/2019	1.8	1.8	(13)
					9.0	9.0
Vertice Pharma UK Parent Limited	Manufacturer and distributor of generic pharmaceutical products	Preferred shares (40,662 shares)		12/21/2015	0.3	—	(6)

					328.6	309.6		3.63%
Materials
Genomatica, Inc.	Developer of a biotechnology platform for the production of chemical products	Warrant to purchase 322,422 shares of Series D preferred stock (expires 3/2023)		3/28/2013	—	—	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2021
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Halex Holdings, Inc. (5)	Manufacturer of flooring installation products	Common stock (51,853 shares)		1/3/2017	—	—
H-Food Holdings, LLC and Matterhorn Parent, LLC	Food contract manufacturer	Second lien senior secured loan ($73.0 par due 3/2026)	7.08% (Libor + 7.00%/M)	11/25/2018	73.0	73.0	(2)
		Common units (5,827 units)		11/25/2018	5.8	6.9
					78.8	79.9
IntraPac International LLC and IntraPac Canada Corporation (17)	Manufacturer of diversified packaging solutions and plastic injection molded products	First lien senior secured revolving loan ($6.2 par due 1/2025)	6.25% (Libor + 5.50%/Q)	1/11/2019	6.2	6.2	(2)(6)(13)
		First lien senior secured loan ($14.8 par due 1/2026)	6.25% (Libor + 5.50%/Q)	1/11/2019	14.8	14.7	(6)(13)
		First lien senior secured loan ($18.6 par due 1/2026)	6.25% (Libor + 5.50%/Q)	6/4/2021	18.6	18.4	(2)(6)(13)
					39.6	39.3
Nelipak Holding Company, Nelipak European Holdings Cooperatief U.A., KNPAK Holdings, LP and PAKNK Netherlands Treasury B.V. (17)	Manufacturer of thermoformed packaging for medical devices	First lien senior secured revolving loan ($0.2 par due 7/2024)	5.25% (Libor + 4.25%/Q)	7/2/2019	0.2	0.2	(2)(6)(13)
		First lien senior secured loan ($15.1 par due 7/2026)	5.25% (Libor + 4.25%/Q)	7/2/2019	15.1	15.1	(6)(13)
		First lien senior secured loan ($5.3 par due 7/2026)	4.50% (Euribor + 4.50%/Q)	7/2/2019	5.1	5.3	(2)(6)
		First lien senior secured loan ($24.9 par due 7/2026)	4.50% (Euribor + 4.50%/Q)	8/8/2019	24.1	24.9	(2)(6)
		Class A units (6,762,668 units)		7/2/2019	6.8	5.5	(2)(6)
					51.3	51.0
Novipax Buyer, L.L.C. and Novipax Parent Holding Company, L.L.C.	Developer and manufacturer of absorbent pads for food products	First lien senior secured loan ($23.9 par due 12/2026)	6.75% (Libor + 5.75%/Q)	12/1/2020	23.9	23.9	(13)
		Class A preferred units (4,772 units)	10.00% PIK	12/1/2020	4.8	4.8	(2)
		Class C units (4,772 units)		12/1/2020	—	0.7	(2)
					28.7	29.4
Plaskolite PPC Intermediate II LLC and Plaskolite PPC Blocker LLC	Manufacturer of specialized acrylic and polycarbonate sheets	Second lien senior secured loan ($55.0 par due 12/2026)	8.00% (Libor + 7.00%/Q)	12/14/2018	55.0	55.0	(2)(13)
		Co-Invest units (5,969 units)		12/14/2018	0.5	1.1	(2)
					55.5	56.1
SCI PH Parent, Inc.	Industrial container manufacturer, reconditioner and servicer	Series B shares (11.4764 shares)		8/24/2018	1.1	0.5	(2)
TWH Infrastructure Industries, Inc. (17)	Provider of engineered products used in the trenchless rehabilitation of wastewater infrastructure	First lien senior secured revolving loan ($0.1 par due 4/2025)	5.64% (Libor + 5.50%/Q)	4/9/2019	0.1	—	(2)
		First lien senior secured loan ($6.5 par due 4/2025)	5.65% (Libor + 5.50%/Q)	4/9/2019	6.5	6.2
					6.6	6.2

					261.6	262.4		3.07%
Food & Staples Retailing
Balrog Acquisition, Inc., Balrog Topco, Inc. and Balrog Parent, L.P.	Manufacturer and distributor of specialty bakery ingredients	Second lien senior secured loan ($29.5 par due 9/2029)	7.50% (Libor + 7.00%/Q)	9/3/2021	29.5	29.4	(2)(13)
		Class A preferred units (5,484 units)	8.00% PIK	9/3/2021	5.5	5.5
		Series A preferred shares (21,921 shares)	11.00% PIK	9/3/2021	22.1	22.1	(2)
					57.1	57.0
DecoPac, Inc. and KCAKE Holdings Inc. (17)	Supplier of cake decorating solutions and products to in-store bakeries	First lien senior secured revolving loan ($2.4 par due 5/2026)	7.00% (Libor + 6.00%/M)	5/14/2021	2.4	2.3	(2)(13)
		First lien senior secured loan ($148.1 par due 5/2028)	9.00% (Libor + 6.00% Cash, 2.00% PIK/Q)	5/14/2021	148.1	146.7	(2)(13)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2021
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Common stock (9,599 shares)		5/14/2021	9.6	9.6	(2)
					160.1	158.6
FS Squared Holding Corp. and FS Squared, LLC (17)	Provider of on-site vending and micro market solutions	First lien senior secured revolving loan		3/28/2019	—	—	(15)
		First lien senior secured loan ($1.6 par due 3/2025)	5.34% (Libor + 5.25%/M)	3/28/2019	1.6	1.6	(2)
		Class A units (113,219 units)		3/28/2019	11.1	17.5	(2)
					12.7	19.1
JWC/KI Holdings, LLC	Foodservice sales and marketing agency	Membership units (5,000 units)		11/16/2015	5.0	7.4	(2)
SFE Intermediate Holdco LLC (17)	Provider of outsourced foodservice to K-12 school districts	First lien senior secured loan ($10.2 par due 7/2024)	5.75% (Libor + 4.75%/Q)	9/5/2018	10.1	10.2	(13)
		First lien senior secured loan ($6.3 par due 7/2024)	5.75% (Libor + 4.75%/Q)	7/31/2017	6.3	6.3	(13)
					16.4	16.5
VCP-EDC Co-Invest, LLC	Distributor of foodservice equipment and supplies	Membership units (2,970,000 units)		6/9/2017	2.8	—

					254.1	258.6		3.03%
Transportation
Commercial Trailer Leasing, Inc. (17)	Trailer leasing company	First lien senior secured loan ($110.6 par due 1/2026)	7.25% (Libor + 6.25%/Q)	1/19/2021	110.6	110.6	(2)(13)
		First lien senior secured loan ($6.1 par due 1/2026)	7.25% (Libor + 6.25%/Q)	1/19/2021	6.1	6.1	(2)(13)
		Second lien senior secured loan ($19.9 par due 1/2027)	13.00%	1/19/2021	19.9	19.9	(2)
					136.6	136.6
Shur-Co Acquisition, Inc. and Shur-Co HoldCo, Inc. (17)	Provider of tarp systems and accessories for trucks, trailers, carts, and specialty equipment used in the agriculture, construction and flatbed markets	First lien senior secured revolving loan ($1.0 par due 6/2027)	7.00% (Libor + 6.00%/Q)	6/30/2021	1.0	1.0	(2)(13)
		First lien senior secured loan ($27.1 par due 6/2027)	7.00% (Libor + 6.00%/Q)	6/30/2021	27.1	26.8	(2)(13)
		Common stock (7,599,000 shares)		6/30/2021	7.6	9.6	(2)
					35.7	37.4

					172.3	174.0		2.04%
Education
Excelligence Holdings Corp.	Developer, manufacturer and retailer of educational products	First lien senior secured loan ($9.6 par due 4/2023)	8.00% (Libor + 2.50% Cash, 4.50% PIK/Q)	4/17/2017	9.5	8.9	(2)(13)
Flinn Scientific, Inc. and WCI-Quantum Holdings, Inc. (17)	Distributor of instructional products, services and resources	First lien senior secured revolving loan ($5.9 par due 8/2023)	5.50% (Libor + 4.75%/Q)	8/31/2018	5.9	5.5	(2)(13)
		First lien senior secured loan ($30.0 par due 8/2023)	5.50% (Libor + 4.75%/Q)	7/26/2017	30.0	27.9	(13)
		First lien senior secured loan ($1.1 par due 8/2023)	5.50% (Libor + 4.75%/Q)	8/31/2018	1.1	1.1	(13)
		Series A preferred stock (1,272 shares)		10/24/2014	0.7	1.1	(2)
					37.7	35.6
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	Private school operator	First lien senior secured loan ($8.0 par due 10/2022)	10.50% (Libor + 9.00%/Q)	3/12/2020	8.0	8.0	(2)(13)
		Senior preferred series A-1 shares (151,056 shares)		10/31/2015	98.1	26.9	(2)
		Series B preferred stock (1,750,000 shares)		8/5/2010	5.0	—	(2)
		Series C preferred stock (2,512,586 shares)		6/7/2010	0.6	—	(2)
		Common stock (20 shares)		6/7/2010	—	—	(2)
					111.7	34.9

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2021
(dollar amounts in millions)
(unaudited)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Primrose Holding Corporation (4)	Franchisor of education-based early childhood centers	Common stock (7,227 shares)		1/3/2017	4.6	22.8

					163.5	102.2		1.20%
Household & Personal Products
Foundation Consumer Brands, LLC	Pharmaceutical holding company of over the counter brands	First lien senior secured loan ($26.2 par due 10/2026)	7.38% (Libor + 6.38%/Q)	2/12/2021	25.6	26.2	(13)
Premier Specialties, Inc. and RMCF V CIV XLIV, L.P. (17)	Manufacturer and supplier of natural fragrance materials and cosmeceuticals	First lien senior secured loan ($27.6 par due 8/2027)	6.75% (Libor + 5.75%/M)	8/20/2021	27.6	27.3	(2)(13)
		Limited partner interests (4.58% interest)		8/20/2021	4.7	4.7	(2)
					32.3	32.0
Rug Doctor, LLC and RD Holdco Inc. (5)	Manufacturer and marketer of carpet cleaning machines	Second lien senior secured loan ($21.3 par due 5/2023)	11.25% PIK (Libor + 9.75%/M)	1/3/2017	21.3	19.9	(2)(13)
		Common stock (458,596 shares)		1/3/2017	14.0	—
		Warrant to purchase up to 56,372 shares of common stock (expires 12/2023)		1/3/2017	—	—
					35.3	19.9
Walnut Parent, Inc.	Manufacturer of natural solution pest and animal control products	First lien senior secured loan ($14.9 par due 11/2027)	6.50% (Libor + 5.50%/M)	11/9/2020	14.9	14.9	(13)

					108.1	93.0		1.09%
Technology Hardware & Equipment
Everspin Technologies, Inc.	Designer and manufacturer of computer memory solutions	Warrant to purchase up to 18,461 shares of common stock (expires 10/2026)		10/7/2016	0.4	—	(2)
FL Hawk Intermediate Holdings, Inc. (17)	Provider of variable data labeling for the apparel industry	First lien senior secured loan ($4.0 par due 2/2028)	5.75% (Libor + 4.75%/Q)	2/22/2021	3.9	4.0	(2)(13)
Micromeritics Instrument Corp. (17)	Scientific instrument manufacturer	First lien senior secured revolving loan	—%	12/18/2019	—	—	(15)
		First lien senior secured loan ($32.1 par due 12/2025)	6.00% (Libor + 5.00%/Q)	12/18/2019	32.1	32.1	(13)
					32.1	32.1
Repairify, Inc. and Repairify Holdings, LLC (17)	Provider of automotive diagnostics scans and solutions	First lien senior secured loan ($19.9 par due 6/2027)	6.00% (Libor + 5.00%/Q)	6/14/2021	19.9	19.7	(2)(13)
		Class A common units (163,820 units)		6/14/2021	4.9	4.9	(2)
					24.8	24.6
Wildcat BuyerCo, Inc. and Wildcat Parent, LP (17)	Provider and supplier of electrical components for commercial and industrial applications	First lien senior secured loan ($18.2 par due 2/2026)	6.00% (Libor + 5.00%/Q)	2/27/2020	18.2	18.2	(13)
		Limited partnership interests (17,655 interests)		2/27/2020	1.8	2.8	(2)
					20.0	21.0

					81.2	81.7		0.96%
Telecommunication Services
Emergency Communications Network, LLC (17)	Provider of mission critical emergency mass notification solutions	First lien senior secured loan ($46.0 par due 6/2023)	8.75% (Libor + 2.63% Cash, 5.13% PIK/Q)	6/1/2017	45.9	43.2	(2)(13)

					45.9	43.2		0.51%

Total Investments					17,626.7	17,676.9		207.10%

Derivative Instruments

Foreign currency forward contracts

Description	Notional Amount to be Purchased	Notional Amount to be sold		Counterparty	Settlement Date	Unrealized Appreciation / (Depreciation)
Foreign currency forward contract	$168	CAD	213	Truist Financial Corporation	October 28, 2021	$—
Foreign currency forward contract	$164	CAD	209	Truist Financial Corporation	October 19, 2021	—
Foreign currency forward contract	$149		€128	Truist Financial Corporation	October 28, 2021	1
Foreign currency forward contract	$133		£97	Truist Financial Corporation	October 28, 2021	2
Total						$3

____________________________________________________

(1)Other than the Company’s investments listed in footnote 5 below (subject to the limitations set forth therein), the Company does not “Control” any of its portfolio companies, for the purposes of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In general, under the Investment Company Act, the Company would “Control” a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. All of the Company’s portfolio company investments, which as of September 30, 2021 represented 207% of the Company’s net assets or 92% of the Company’s total assets, are subject to legal restrictions on sales.

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

(4)As defined in the Investment Company Act, the Company is deemed to be an “Affiliated Person” because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the nine months ended September 30, 2021 in which the issuer was an Affiliated Person of the Company (but not a portfolio company that the Company is deemed to Control) are as follows:

For the Nine Months Ended September 30, 2021										As of September 30, 2021
(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)	Fair Value
APG Intermediate Holdings Corporation and APG Holdings, LLC	$—	$0.1	$—	$0.7	$—	$—	$—	$—	$(0.6)	$25.5
Blue Angel Buyer 1, LLC and Blue Angel Holdco, LLC	$—	$—	$9.7	$—	$—	$0.1	$—	$46.3	$(18.4)	$—
Blue Wolf Capital Fund II, L.P.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$0.2
Bragg Live Food Products, LLC and SPC Investment Co., L.P.	$3.8	$7.1	$—	$2.3	$—	$0.2	$—	$—	$(1.4)	$50.6
Crown Health Care Laundry Services, LLC and Crown Laundry Holdings, LLC	$—	$27.2	$4.5	$(0.5)	$—	$—	$1.0	$10.7	$(8.0)	$—
ESCP PPG Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$0.4	$3.6
European Capital UK SME Debt LP	$—	$7.7	$—	$—	$—	$—	$—	$—	$3.4	$25.4
Panda Temple Power, LLC and T1 Power Holdings LLC	$—	$4.7	$—	$0.2	$—	$—	$—	$—	$11.8	$25.8
PCG-Ares Sidecar Investment II, L.P.	$0.1	$—	$—	$—	$—	$—	$—	$—	$—	$11.1
PCG-Ares Sidecar Investment, L.P.	$—	$0.6	$—	$—	$—	$—	$—	$—	$1.5	$1.3
Primrose Holding Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$8.7	$22.8
Production Resource Group, L.L.C. and PRG III, LLC	$8.9	$—	$—	$3.5	$0.2	$—	$—	$—	$(3.5)	$53.8
Shock Doctor, Inc. and Shock Doctor Holdings, LLC	$0.7	$1.2	$—	$1.1	$—	$—	$—	$1.0	$3.2	$22.1
Sundance Energy Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$16.2	$85.9
Totes Isotoner Corporation and Totes Ultimate Holdco, Inc.	$—	$—	$—	$0.2	$—	$—	$—	$—	$(0.4)	$5.0
	$13.5	$48.6	$14.2	$7.5	$0.2	$0.3	$1.0	$58.0	$12.9	$333.1

(5)As defined in the Investment Company Act, the Company is deemed to be both an “Affiliated Person” and “Control” this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the nine months ended September 30, 2021 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control are as follows:

For the Nine Months Ended September 30, 2021										As of September 30, 2021
(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)	Fair Value
Absolute Dental Group LLC and Absolute Dental Equity, LLC	$47.5	$26.4	$—	$2.8	$1.6	$—	$0.1	$—	$3.3	$58.5
ACAS Equity Holdings Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$0.4	$0.4
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc.	$—	$58.4	$—	$—	$—	$—	$—	$(57.6)	$58.4	$—
BW Landco LLC	$—	$—	$20.9	$—	$—	$—	$—	$20.8	$(16.0)	$—
CoLTs 2005-1 Ltd.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
CoLTs 2005-2 Ltd.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Eckler Industries, Inc. and Eckler Purchaser LLC	$2.0	$—	$—	$2.5	$—	$—	$—	$—	$(3.2)	$26.6
Halex Holdings, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
HCI Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—	$0.1
Heelstone Renewable Energy, LLC	$38.3	$8.5	$—	$0.7	$0.1	$0.4	$—	$0.2	$25.8	$82.6
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation	$—	$—	$—	$1.8	$—	$—	$0.4	$—	$4.6	$49.2
Ivy Hill Asset Management, L.P.	$51.5	$70.5	$37.0	$2.4	$—	$65.0	$—	$—	$47.0	$619.5
Joyce Lane Capital LLC and Joyce Lane Financing SPV LLC (fka Ciena Capital LLC)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$0.6
Navisun LLC and Navisun Holdings LLC	$—	$—	$—	$6.6	$—	$—	$—	$—	$8.8	$132.1
NECCO Holdings, Inc. and New England Confectionery Company, Inc.	$1.9	$14.5	$—	$—	$—	$—	$—	$(12.4)	$8.0	$—
NECCO Realty Investments LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Rug Doctor, LLC and RD Holdco Inc.	$—	$—	$—	$1.7	$—	$—	$—	$—	$(1.5)	$19.9
S Toys Holdings LLC (fka The Step2 Company, LLC)	$—	$—	$—	$—	$—	$—	$—	$—	$0.3	$0.3
Senior Direct Lending Program, LLC	$117.1	$308.2	$—	$105.5	$9.7	$—	$2.9	$—	$—	$931.7
Singer Sewing Company, SVP-Singer Holdings, LLC and SVP-Singer Holdings LP	$—	$234.2	$—	$25.4	$—	$6.7	$—	$109.7	$(85.8)	$—
Startec Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
VPROP Operating, LLC and V SandCo, LLC	$0.9	$—	$—	$2.9	$—	$—	$—	$—	$6.0	$77.1
	$259.2	$720.7	$57.9	$152.3	$11.4	$72.1	$3.4	$60.7	$56.1	$1,998.6
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

(6)    This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets. Pursuant to Section 55(a) of the Investment Company Act, 16% of the Company's total assets are represented by investments at fair value and other assets that are considered "non-qualifying assets" as of September 30, 2021.

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

(8)In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.00% on $55.7 in aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(9)The Company sold a participating interest of approximately $24.5 in aggregate principal amount outstanding of the portfolio company’s first lien senior secured term loan. As the transaction did not qualify as a “true sale” in accordance with U.S. generally accepted accounting principles (“GAAP”), the Company recorded a corresponding $24.5 secured borrowing, at fair value, included in “secured borrowings” in the accompanying consolidated balance sheet. As of September 30, 2021, the interest rate in effect for the secured borrowing was 5.38%.

(10)The Company sold a participating interest of approximately $0.5 in aggregate principal amount outstanding of the portfolio company’s first lien senior secured delayed draw term loan. As the transaction did not qualify as a “true sale” in accordance with GAAP, the Company recorded a corresponding $0.3 secured borrowing, at fair value, included in “secured borrowings” in the accompanying consolidated balance sheet. As of September 30, 2021, the interest rate in effect for the secured borrowing was 14.50%.

(11)The Company sold a participating interest of approximately $75.0 in aggregate principal amount outstanding of the portfolio company’s first lien senior secured revolving loan. As the transaction did not qualify as a “true sale” in accordance with GAAP, the Company recorded a corresponding $75.0 secured borrowing, at fair value, included in “secured borrowings” in the accompanying consolidated balance sheet. As of September 30, 2021, the interest rate in effect for the secured borrowing was 4.25%.

(12)Loan was on non-accrual status as of September 30, 2021.

(13)Loan includes interest rate floor feature.

(14)In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from the SDLP’s loan portfolio, after expenses, which may result in a return to the Company greater than the contractual stated interest rate.

(15)As of September 30, 2021, no amounts were funded by the Company under this first lien senior secured revolving loan; however, there were letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 for further information on letters of credit commitments related to certain portfolio companies.

(16)As of September 30, 2021, in addition to the amounts funded by the Company under this first lien senior secured revolving loan, there were also letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 for further information on letters of credit commitments related to certain portfolio companies.

(17)As of September 30, 2021, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 7 for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
A.U.L. Corp.	$1.2	$—	$1.2	$—	$—	$1.2
Absolute Dental Group LLC	7.0	(1.0)	6.0	—	—	6.0
Abzena Holdings, Inc.	27.4	—	27.4	—	—	27.4
Accommodations Plus Technologies LLC	4.1	(4.1)	—	—	—	—
ADG, LLC	13.7	(7.0)	6.7	—	—	6.7
AffiniPay Midco, LLC	9.0	—	9.0	—	—	9.0
Alcami Corporation	29.0	—	29.0	—	—	29.0
Alera Group, Inc.	57.2	—	57.2	—	—	57.2
Alita Care, LLC (fka KBHS Acquisition, LLC)	5.0	(1.3)	3.7	—	—	3.7
AMCP Clean Intermediate, LLC	6.1	(2.1)	4.0	—	—	4.0
American Residential Services L.L.C.	4.5	—	4.5	—	—	4.5
Anaqua Parent Holdings, Inc.	4.3	—	4.3	—	—	4.3
APG Intermediate Holdings Corporation	0.1	—	0.1	—	—	0.1
Appriss Health, LLC	0.1	—	0.1	—	—	0.1
Apptio, Inc.	4.2	(1.7)	2.5	—	—	2.5
AQ Sunshine, Inc.	14.1	(0.3)	13.8	—	—	13.8
Ardonagh Midco 3 PLC	145.0	—	145.0	—	—	145.0
Arrowhead Holdco Company	32.8	(1.6)	31.2	—	—	31.2
Athenahealth, Inc.	33.1	—	33.1	—	—	33.1
ATI Restoration, LLC	10.0	(4.1)	5.9	—	(1.7)	4.2
Atlas Intermediate III L.L.C.	1.0	—	1.0	—	—	1.0
Avetta, LLC	4.2	—	4.2	—	—	4.2
AxiomSL Group, Inc.	3.9	—	3.9	—	—	3.9
Banyan Software Holdings, LLC	8.7	—	8.7	—	—	8.7
Bearcat Buyer, Inc.	32.8	—	32.8	—	—	32.8
Belfor Holdings, Inc.	25.0	(10.6)	14.4	—	—	14.4
Benecon Midco II LLC	4.5	—	4.5	—	—	4.5
Benefytt Technologies, Inc.	5.9	—	5.9	—	—	5.9
Berner Food & Beverage, LLC	1.7	(0.3)	1.4	—	—	1.4
Borrower R365 Holdings LLC	1.5	(0.7)	0.8	—	—	0.8
Bragg Live Food Products LLC	4.4	(1.5)	2.9	—	—	2.9
Cadence Aerospace, LLC	15.1	(6.1)	9.0	—	—	9.0
Capstone Acquisition Holdings, Inc.	27.3	(9.7)	17.6	—	—	17.6
Cardinal Parent, Inc.	5.0	(1.1)	3.9	—	—	3.9
CCS-CMGC Holdings, Inc.	12.0	(3.0)	9.0	—	—	9.0
Center for Autism and Related Disorders, LLC	8.5	(3.6)	4.9	—	—	4.9
Centric Brands LLC	7.9	(5.6)	2.3	—	—	2.3
Cipriani USA, Inc.	4.1	—	4.1	—	—	4.1
Commercial Trailer Leasing, Inc.	7.7	—	7.7	—	—	7.7
Comprehensive EyeCare Partners, LLC	2.8	(0.5)	2.3	—	—	2.3
Concert Golf Partners Holdco LLC	0.6	—	0.6	—	—	0.6
Consilio Midco Limited	28.4	—	28.4	—	—	28.4
Continental Acquisition Holdings, Inc.	9.8	—	9.8	—	—	9.8
CoreLogic, Inc.	38.9	—	38.9	—	—	38.9
Cority Software Inc.	0.1	—	0.1	—	—	0.1
Cozzini Bros., Inc.	15.0	—	15.0	—	—	15.0
Creation Holdings Inc.	13.2	(11.4)	1.8	—	—	1.8
CST Buyer Company	6.1	—	6.1	—	—	6.1
CVP Holdco, Inc.	64.5	—	64.5	—	—	64.5
DecoPac, Inc.	16.5	(2.4)	14.1	—	—	14.1
Denali Holdco LLC	5.4	—	5.4	—	—	5.4
DFC Global Facility Borrower III LLC	103.4	(73.1)	30.3	—	—	30.3
Diligent Corporation	9.7	—	9.7	—	—	9.7
DRS Holdings III, Inc.	10.8	—	10.8	—	—	10.8
DS Admiral Bidco, LLC	0.1	—	0.1	—	—	0.1
DTI Holdco, Inc.	6.6	(5.3)	1.3	—	—	1.3
Dynamic NC Aerospace Holdings, LLC	7.1	—	7.1	—	—	7.1

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Eckler Industries, Inc.	5.9	(5.0)	0.9	—	—	0.9
Elemica Parent, Inc.	10.3	(2.3)	8.0	—	—	8.0
Emergency Communications Network, LLC	6.5	—	6.5	—	—	6.5
EP Purchaser, LLC.	22.4	—	22.4	—	—	22.4
EP Wealth Advisors, LLC	0.6	(0.3)	0.3	—	—	0.3
Episerver, Inc.	9.5	—	9.5	—	—	9.5
EPS NASS Parent, Inc.	6.6	(0.2)	6.4	—	—	6.4
eResearch Technology, Inc.	2.5	—	2.5	—	—	2.5
Essential Services Holding Corporation	29.8	(1.0)	28.8	—	—	28.8
ExtraHop Networks, Inc.	9.1	—	9.1	—	—	9.1
FL Hawk Intermediate Holdings, Inc.	1.0	—	1.0	—	—	1.0
Flinn Scientific, Inc.	10.0	(5.9)	4.1	—	—	4.1
Flow Control Solutions, Inc.	10.0	—	10.0	—	—	10.0
FM:Systems Group, LLC	1.5	(1.5)	—	—	—	—
Forescout Technologies, Inc.	0.1	—	0.1	—	—	0.1
Foundation Risk Partners, Corp.	36.5	—	36.5	—	—	36.5
FS Squared Holding Corp.	9.6	(0.5)	9.1	—	—	9.1
FWR Holding Corporation	2.2	—	2.2	—	(0.1)	2.1
Galway Borrower LLC	29.5	—	29.5	—	—	29.5
Garden Fresh Restaurant Corp.	7.5	(7.5)	—	—	—	—
Genesis Acquisition Co.	1.5	(1.5)	—	—	—	—
GHX Ultimate Parent Corporation	47.5	—	47.5	—	—	47.5
Global Music Rights, LLC	4.3	—	4.3	—	—	4.3
GraphPAD Software, LLC	1.2	(0.3)	0.9	—	—	0.9
Green Street Parent, LLC (Green Street Intermediate Holdings, LLC)	0.3	—	0.3	—	—	0.3
HAI Acquisition Corporation	19.0	—	19.0	—	—	19.0
Harvey Tool Company, LLC	13.5	(0.1)	13.4	—	—	13.4
HealthEdge Software, Inc.	4.1	(1.3)	2.8	—	—	2.8
Heelstone Renewable Energy, LLC	54.0	—	54.0	—	—	54.0
Help/Systems Holdings, Inc.	7.5	—	7.5	—	—	7.5
HH-Stella, Inc.	18.8	(0.5)	18.3	—	—	18.3
High Street Buyer, Inc.	32.6	—	32.6	—	—	32.6
Highline Aftermarket Acquisition, LLC	9.5	(4.0)	5.5	—	—	5.5
Hometown Food Company	3.9	(0.5)	3.4	—	—	3.4
Huskies Parent, Inc.	3.3	—	3.3	—	—	3.3
IntraPac International LLC	19.2	(6.2)	13.0	—	—	13.0
JDC Healthcare Management, LLC	4.3	(4.3)	—	—	—	—
Jim N Nicks Management LLC	4.8	(2.8)	2.0	—	—	2.0
Joyce Lane Financing SPV LLC	1.4	—	1.4	—	—	1.4
K2 Insurance Services, LLC	9.3	—	9.3	—	—	9.3
Kellermeyer Bergensons Services, LLC	35.4	—	35.4	—	—	35.4
Kene Acquisition, Inc.	8.9	(0.2)	8.7	—	—	8.7
Laboratories Bidco LLC	44.6	—	44.6	—	—	44.6
Lakers Buyer, Inc.	20.4	(2.2)	18.2	—	—	18.2
Lew's Intermediate Holdings, LLC	2.3	(0.6)	1.7	—	—	1.7
Lido Advisors, LLC	4.5	—	4.5	—	—	4.5
Majesco	2.0	—	2.0	—	—	2.0
Manna Pro Products, LLC	7.0	(1.9)	5.1	—	—	5.1
Marcone Yellowstone Buyer Inc.	18.7	—	18.7	—	—	18.7
Marmic Purchaser, LLC	9.1	—	9.1	—	—	9.1
Masergy Holdings, Inc.	2.5	—	2.5	—	—	2.5
Maverick Acquisition, Inc.	16.9	—	16.9	—	—	16.9
Mavis Tire Express Services Topco Corp.	32.9	(0.2)	32.7	—	—	32.7
McKenzie Creative Brands, LLC	4.5	—	4.5	—	—	4.5
Micromeritics Instrument Corp.	4.1	(0.1)	4.0	—	—	4.0
Ministry Brands, LLC	10.9	—	10.9	—	—	10.9
MMIT Holdings, LLC	4.6	—	4.6	—	—	4.6
Monica Holdco (US), Inc.	3.6	—	3.6	—	—	3.6

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
MRI Software LLC	11.8	—	11.8	—	—	11.8
n2y Holding, LLC	0.1	—	0.1	—	—	0.1
NAS, LLC	3.0	—	3.0	—	—	3.0
National Intergovernmental Purchasing Alliance Company	9.0	—	9.0	—	—	9.0
Navisun LLC	16.8	—	16.8	—	—	16.8
NCWS Intermediate, Inc.	1.0	—	1.0	—	—	1.0
Nelipak European Holdings Cooperatief U.A.	0.6	(0.2)	0.4	—	—	0.4
Nest Topco Borrower Inc.	119.1	—	119.1	—	—	119.1
NMC Skincare Intermediate Holdings II, LLC	9.1	(7.3)	1.8	—	—	1.8
NMN Holdings III Corp	12.5	(1.1)	11.4	—	—	11.4
North American Fire Holdings, LLC	23.9	—	23.9	—	—	23.9
North American Science Associates, LLC	6.0	—	6.0	—	—	6.0
North Haven Falcon Buyer, LLC	7.1	—	7.1	—	—	7.1
North Haven Stack Buyer, LLC	10.0	(0.2)	9.8	—	—	9.8
NSM Insurance Group, LLC	7.7	(4.1)	3.6	—	—	3.6
NueHealth Performance, LLC	3.8	(3.3)	0.5	—	—	0.5
Olympia Acquisition, Inc.	11.0	(10.3)	0.7	—	—	0.7
OneDigital Borrower LLC	7.5	(0.5)	7.0	—	—	7.0
Padres L.P.	64.2	—	64.2	—	—	64.2
Pathway Vet Alliance LLC	1.9	—	1.9	—	—	1.9
Paya, Inc.	4.5	—	4.5	—	—	4.5
PDI TA Holdings, Inc.	11.6	—	11.6	—	—	11.6
Pegasus Global Enterprise Holdings, LLC	45.9	—	45.9	—	—	45.9
People Corporation	33.1	(1.2)	31.9	—	—	31.9
Perforce Software, Inc.	0.5	—	0.5	—	—	0.5
Petroleum Service Group LLC	13.5	(1.5)	12.0	—	—	12.0
Pluralsight, Inc.	0.3	—	0.3	—	—	0.3
Practicetek Purchaser, LLC	2.9	—	2.9	—	—	2.9
Precinmac (US) Holdings Inc.	15.5	—	15.5	—	—	15.5
Premier Specialties, Inc.	11.0	—	11.0	—	—	11.0
Premise Health Holding Corp.	36.0	(12.6)	23.4	—	—	23.4
Production Resource Group, LLC	5.0	—	5.0	—	—	5.0
ProfitSolv Purchaser, Inc.	17.5	—	17.5	—	—	17.5
Project Essential Bidco, Inc.	1.1	—	1.1	—	—	1.1
Project Potter Buyer, LLC	5.5	—	5.5	—	—	5.5
Proofpoint, Inc.	3.1	—	3.1	—	—	3.1
Pyramid Management Advisors, LLC	9.6	(9.6)	—	—	—	—
QC Supply, LLC	10.0	(8.1)	1.9	—	(1.9)	—
QF Holdings, Inc.	5.0	—	5.0	—	—	5.0
Radius Aerospace Europe Limited	2.9	—	2.9	—	—	2.9
Raptor Technologies, LLC	1.6	(0.8)	0.8	—	—	0.8
Reddy Ice LLC	4.1	—	4.1	—	—	4.1
Redwood Services, LLC	6.4	—	6.4	—	—	6.4
Reef Lifestyle, LLC	32.8	(5.2)	27.6	—	—	27.6
Registrar Intermediate, LLC	28.0	—	28.0	—	—	28.0
Relativity ODA LLC	3.8	—	3.8	—	—	3.8
Repairify, Inc.	7.3	—	7.3	—	—	7.3
Retriever Medical/Dental Payments LLC	3.5	—	3.5	—	—	3.5
Rialto Management Group, LLC	1.3	(0.2)	1.1	—	—	1.1
Rodeo AcquisitionCo LLC	6.2	(0.5)	5.7	—	—	5.7
RSC Acquisition, Inc.	0.6	—	0.6	—	—	0.6
RTI Surgical, Inc.	15.9	(4.0)	11.9	—	—	11.9
Safe Home Security, Inc.	9.9	—	9.9	—	—	9.9
Saldon Holdings, Inc.	2.3	—	2.3	—	—	2.3
SCIH Salt Holdings Inc.	7.5	(4.1)	3.4	—	—	3.4
SCM Insurance Services Inc.	4.3	—	4.3	—	—	4.3
SelectQuote, Inc.	22.6	—	22.6	—	—	22.6
SFE Intermediate HoldCo LLC	10.2	—	10.2	—	—	10.2

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Shock Doctor, Inc.	2.5	(1.2)	1.3	—	—	1.3
Shur-Co Acquisition, Inc.	5.0	(1.0)	4.0	—	—	4.0
Sigma Electric Manufacturing Corporation	7.5	(0.4)	7.1	—	—	7.1
SiroMed Physician Services, Inc.	7.1	—	7.1	—	—	7.1
SM Wellness Holdings, Inc.	3.8	—	3.8	—	—	3.8
Spectra Finance, LLC	24.2	(4.7)	19.5	—	—	19.5
Spring Insurance Solutions, LLC	5.6	—	5.6	—	—	5.6
SSE Buyer, Inc.	6.5	—	6.5	—	—	6.5
Star US Bidco LLC	8.5	—	8.5	—	—	8.5
Stealth Holding LLC	7.3	—	7.3	—	—	7.3
Sun Acquirer Corp.	42.3	—	42.3	—	—	42.3
Sundance Group Holdings, Inc.	7.6	—	7.6	—	—	7.6
Sunshine Sub, LLC	5.8	—	5.8	—	—	5.8
Symplr Software Inc.	7.0	—	7.0	—	—	7.0
Synergy HomeCare Franchising, LLC	4.2	—	4.2	—	—	4.2
TA/WEG Holdings, LLC	24.4	(1.5)	22.9	—	—	22.9
Taymax Group, L.P. (fka Taymax Group Acquisition, LLC)	1.9	(0.4)	1.5	—	(0.3)	1.2
TCP Hawker Intermediate LLC	0.2	—	0.2	—	—	0.2
Teligent, Inc.	3.0	—	3.0	—	(3.0)	—
TerSera Therapeutics LLC	0.1	—	0.1	—	—	0.1
The Alaska Club Partners, LLC, Athletic Club Partners LLC and The Alaska Club, Inc.	1.1	—	1.1	—	—	1.1
The Ultimate Software Group, Inc.	10.0	(0.1)	9.9	—	—	9.9
The Ultimus Group Midco, LLC	6.9	(4.0)	2.9	—	—	2.9
Therapy Brands Holdings LLC	8.6	—	8.6	—	—	8.6
Thermostat Purchaser III, Inc.	11.7	—	11.7	—	—	11.7
THG Acquisition, LLC	25.5	—	25.5	—	—	25.5
TWH Infrastructure Industries, Inc.	0.1	(0.1)	—	—	—	—
United Digestive MSO Parent, LLC	39.9	—	39.9	—	—	39.9
US Salt Investors, LLC	9.9	—	9.9	—	—	9.9
Verscend Holding Corp.	22.5	(0.1)	22.4	—	—	22.4
Veterinary Practice Partners, LLC	3.2	—	3.2	—	—	3.2
VLS Recovery Services, LLC	23.8	(0.5)	23.3	—	—	23.3
VPROP Operating, LLC	7.1	—	7.1	—	—	7.1
VS Buyer, LLC	8.1	—	8.1	—	—	8.1
Wash Encore Holdings, LLC	36.2	—	36.2	—	—	36.2
Watchfire Enterprises, Inc.	2.0	—	2.0	—	—	2.0
Watermill Express, LLC	1.9	—	1.9	—	—	1.9
WebPT, Inc.	0.1	—	0.1	—	—	0.1
Wellness AcquisitionCo, Inc.	0.1	—	0.1	—	—	0.1
Wildcat BuyerCo, Inc.	4.1	—	4.1	—	—	4.1
WorkWave Intermediate II, LLC	5.2	—	5.2	—	—	5.2
WSHP FC Acquisition LLC	8.5	(2.7)	5.8	—	—	5.8
Xifin, Inc.	8.9	—	8.9	—	—	8.9
Zemax Software Holdings, LLC	4.1	(2.0)	2.1	—	—	2.1
	2,785.0	(302.5)	2,482.5	—	(7.0)	2,475.5

(18)    As of September 30, 2021, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

(in millions) Company	Total private equity commitments	Less: funded private equity commitments	Total unfunded private equity commitments	Less: private equity commitments substantially at the discretion of the Company	Total net adjusted unfunded private equity commitments
PCG-Ares Sidecar Investment, L.P. and PCG-Ares Sidecar Investment II, L.P.	$50.0	$(12.4)	$37.6	$(37.6)	$—
European Capital UK SME Debt LP	60.6	(54.9)	5.7	(5.7)	—
	$110.6	$(67.3)	$43.3	$(43.3)	$—

(19)    As of September 30, 2021, the Company had commitments to co-invest in the SDLP for its portion of the SDLP’s commitment to fund delayed draw loans of up to $49.0. See Note 4 for more information on the SDLP.

(20)    Other than the investments noted by this footnote, the fair value of the Company’s investments is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 8 for more information regarding the fair value of the Company’s investments.

(21)    As of September 30, 2021, the estimated net unrealized loss for federal tax purposes was $44 million based on a tax cost basis of $17.7 billion. As of September 30, 2021, the estimated aggregate gross unrealized loss for federal income tax purposes was $0.7 billion and the estimated aggregate gross unrealized gain for federal income tax purposes was $0.7 billion.

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
As of September 30, 2021
(in millions, except per share data)
(unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Undistributed (Overdistributed) Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	431	$—	$7,760	$(293)	$7,467
Repurchases of common stock	(8)	—	(100)	—	(100)
Net investment income	—	—	—	234	234
Net realized gains on investments, foreign currency and other transactions	—	—	—	34	34
Net unrealized losses on investments, foreign currency and other transactions	—	—	—	(880)	(880)
Dividends declared and payable ($0.40 per share)	—	—	—	(172)	(172)
Balance at March 31, 2020	423	$—	$7,660	$(1,077)	$6,583
Net investment income	—	—	—	165	165
Net realized gains on investments, foreign currency and other transactions	—	—	—	8	8
Net unrealized gains on investments, foreign currency and other transactions	—	—	—	104	104
Dividends declared and payable ($0.40 per share)	—	—	—	(169)	(169)
Balance at June 30, 2020	423	$—	$7,660	$(969)	$6,691
Net investment income	—	—	—	166	166
Net realized losses on investments, foreign currency and other transactions	—	—	—	(25)	(25)
Net unrealized gains on investments, foreign currency and other transactions	—	—	—	300	300
Dividends declared and payable ($0.40 per share)	—	—	—	(169)	(169)
Balance at September 30, 2020	423	$—	$7,660	$(697)	$6,963
Issuances of common stock (net of offering and underwriting costs)	—	—	4	—	4
Net investment income	—	—	—	229	229
Net realized losses on investments, foreign currency and other transactions	—	—	—	(183)	(183)
Net unrealized gains on investments, foreign currency and other transactions	—	—	—	332	332
Dividends declared and payable ($0.40 per share)	—	—	—	(169)	(169)
Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	(8)	8	—
Balance at December 31, 2020	423	$—	$7,656	$(480)	$7,176
Issuances of common stock (net of offering and underwriting costs)	14	—	249	—	249
Shares issued in connection with dividend reinvestment plan	—	—	9	—	9
Net investment income	—	—	—	144	144
Net realized gains on investments, foreign currency, extinguishment of debt and other transactions	—	—	—	16	16
Net unrealized gains on investments, foreign currency and other transactions	—	—	—	213	213
Dividends declared and payable ($0.40 per share)	—	—	—	(175)	(175)
Balance at March 31, 2021	437	$—	$7,914	$(282)	$7,632
Issuances of common stock (net of offering and underwriting costs)	7	—	135	—	135
Shares issued in connection with dividend reinvestment plan	1	—	10	—	10
Net investment income	—	—	—	171	171
Net realized gains on investments, foreign currency, extinguishment of debt and other transactions	—	—	—	59	59
Net unrealized gains on investments, foreign currency and other transactions	—	—	—	248	248
Dividends declared and payable ($0.40 per share)	—	—	—	(177)	(177)
Balance at June 30, 2021	445	$—	$8,059	$19	$8,078
Issuances of common stock (net of offering and underwriting costs)	15	—	304	—	304
Shares issued in connection with dividend reinvestment plan	1	—	10	—	10
Net investment income	—	—	—	184	184
Net realized gains on investments, foreign currency, extinguishment of debt and other transactions	—	—	—	149	149
Net unrealized gains on investments, foreign currency, extinguishment of debt and other transactions	—	—	—	1	1
Dividends declared and payable ($0.41 per share)	—	—	—	(189)	(189)
Balance at September 30, 2021	461	$—	$8,373	$164	$8,537

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(unaudited)

	For the Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$1,185	106
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Net realized gains on investments, foreign currency and other transactions	(267)	(17)
Net unrealized (gains) losses on investments, foreign currency and other transactions	(462)	476
Realized loss on extinguishment of debt	43	—
Net accretion of discount on investments	(11)	(5)
PIK interest	(121)	(110)
Collections of PIK interest	101	27
PIK dividends	(61)	(50)
Collections of PIK dividends	122	—
Amortization of debt issuance costs	19	16
Net accretion of discount on notes payable	3	6
Proceeds from sales and repayments of investments and other transactions	6,738	3,096
Purchases of investments	(8,026)	(3,368)
Changes in operating assets and liabilities:
Interest receivable	3	1
Receivable from participants	38	—
Other assets	14	(2)
Operating lease right-of-use asset	8	9
Base management fees payable	9	(1)
Income based fees payable	(87)	35
Capital gains incentive fees payable	133	(58)
Interest and facility fees payable	(17)	(6)
Payable to participants	(52)	34
Accounts payable and other liabilities	7	(4)
Operating lease liabilities	(11)	(13)
Net cash (used in) provided by operating activities	(692)	172
FINANCING ACTIVITIES:
Borrowings on debt	12,131	5,295
Repayments and repurchases of debt	(10,752)	(4,717)
Debt issuance costs	(49)	(37)
Net proceeds from issuance of common stock	687	—
Dividends paid	(512)	(510)
Repurchases of common stock	—	(100)
Secured borrowings	74	(3)
Net cash provided by (used in) financing activities	1,579	(72)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	887	100
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	326	176
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,213	$276
Supplemental Information:
Interest paid during the period	$250	$208
Taxes, including excise tax, paid during the period	$23	$16
Dividends declared and payable during the period	$541	$510

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2021
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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include funds from time to time deposited with financial institutions and short-term, liquid investments in a money market account. Cash and cash equivalents are carried at cost, which approximates fair value. As of September 30, 2021 and December 31, 2020, there was $37 and $13, respectively, of cash denominated in foreign currencies included within “cash and cash equivalents” in the accompanying consolidated balance sheet.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated balance sheet to the total amount shown at the end of the applicable period in the consolidated statement of cash flows:

	As of
	September 30, 2021	December 31, 2020
Cash and cash equivalents	$1,193	$254
Restricted cash	20	72
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$1,213	$326

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

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, after adoption, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either a fully retrospective or modified retrospective basis. The Company is currently evaluating the impact of the adoption of ASU 2020-06 on its consolidated financial statements.

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

The base management fees, income based fees and capital gains incentive fees for the three and nine months ended September 30, 2021 and 2020 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Base management fees	$65	$53	$184	$161
Income based fees	53	42	158	127
Capital gains incentive fees(1)	$30	$—	$133	$(58)

(1)    Calculated in accordance with GAAP as discussed below.

There was no capital gains incentive fee earned by the Company’s investment adviser as calculated under the investment advisory and management agreement for the three and nine months ended September 30, 2021 and 2020. As of September 30, 2021, there was no capital gains incentive fee actually payable under the investment advisory and management agreement. In addition, in accordance with GAAP, the Company had cumulatively accrued a capital gains incentive fee of $133 as of September 30, 2021. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation, net of any expense associated with cumulative unrealized capital depreciation or appreciation. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 20% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods. As of September 30, 2021, the Company has paid capital gains incentive fees since inception totaling $108. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

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

For the three and nine months ended September 30, 2021, the Company incurred $4 and $11, respectively, in administrative fees. For the three and nine months ended September 30, 2020, the Company incurred $3 and $10, respectively, in administrative fees. As of September 30, 2021 and December 31, 2020, a total of $4 and $3, respectively, in administrative fees were unpaid and included in “accounts payable and other liabilities” in the accompanying consolidated balance sheet.

4.     INVESTMENTS

As of September 30, 2021 and December 31, 2020, investments consisted of the following:

	As of
	September 30, 2021		December 31, 2020
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans (2)	$8,788	$8,656	$7,224	$6,987
Second lien senior secured loans	4,158	4,071	4,386	4,171
Subordinated certificates of the SDLP (3)	932	932	1,123	1,123
Senior subordinated loans	1,053	993	1,005	951
Preferred equity	1,296	1,272	1,020	926
Other equity	1,400	1,753	1,156	1,357
Total	$17,627	$17,677	$15,914	$15,515
________________________________________

(1)The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest or dividends.

(2)First lien senior secured loans include certain loans that the Company classifies as “unitranche” loans. The total amortized cost and fair value of the loans that the Company classified as “unitranche” loans were $4,439 and $4,389, respectively, as of September 30, 2021, and $2,909 and $2,793, respectively, as of December 31, 2020.

(3)The proceeds from these certificates were applied to co-investments with Varagon and its clients to fund first lien senior secured loans to 17 and 23 different borrowers as of September 30, 2021 and December 31, 2020, respectively.

The Company uses Global Industry Classification Standards for classifying the industry groupings of its portfolio companies. The industrial and geographic compositions of the Company’s portfolio at fair value as of September 30, 2021 and December 31, 2020 were as follows:

	As of
	September 30, 2021	December 31, 2020
Industry
Software & Services	19.3%	15.1%
Healthcare Services	12.0	17.3
Commercial & Professional Services	10.1	8.0
Insurance Services	6.5	4.0
Diversified Financials	6.0	6.0
Investment Funds and Vehicles(1)	5.5	7.5
Capital Goods	5.2	5.1
Consumer Durables & Apparel	4.8	6.3
Automobiles & Components	4.7	5.5
Power Generation	4.7	5.2
Consumer Services	4.3	7.1
Energy	2.5	2.5
Media & Entertainment	2.4	0.5
Retailing and Distribution	2.3	1.9
Food & Beverage	2.2	2.2
Other	7.5	5.8
Total	100.0%	100.0%
________________________________________

(1)Includes the Company’s investment in the SDLP, which had made first lien senior secured loans to 17 and 23 different borrowers as of September 30, 2021 and December 31, 2020, respectively. The portfolio companies in the SDLP are in industries similar to the companies in the Company’s portfolio.

	As of
	September 30, 2021	December 31, 2020
Geographic Region
Midwest	29.7%	26.0%
West (1)	28.0	24.9
Southeast	19.4	22.6
Mid Atlantic	14.5	16.7
Northeast	4.4	7.1
International	4.0	2.7
Total	100.0%	100.0%
________________________________________

(1)Includes the Company’s investment in the SDLP, which represented 5.3% and 7.2% of the total investment portfolio at fair value as of September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021, loans on non-accrual status represented 1.7% and 1.0% of the total investments at amortized cost and at fair value, respectively. As of December 31, 2020, loans on non-accrual status represented 3.3% and 2.0% of the total investments at amortized cost and at fair value, respectively.

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

The Company provides capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. As of September 30, 2021 and December 31, 2020, the Company and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates.

As of September 30, 2021 and December 31, 2020, the Company and Varagon and its clients had agreed to make capital available to the SDLP of $6,150 and $6,150, respectively, in the aggregate, of which $1,444 and $1,444, respectively, is to be made available from the Company. The Company will continue to provide capital to the SDLP in the form of SDLP Certificates, and Varagon and its clients will provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP as discussed above. Below is a summary of the funded capital and unfunded capital commitments of the SDLP.

	As of
	September 30, 2021	December 31, 2020
Total capital funded to the SDLP(1)	$3,691	$4,772
Total capital funded to the SDLP by the Company(1)	$932	$1,123
Total unfunded capital commitments to the SDLP(2)	$194	$152
Total unfunded capital commitments to the SDLP by the Company(2)	$49	$37
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

The amortized cost and fair value of the SDLP Certificates held by the Company were $932 and $932, respectively, as of September 30, 2021 and $1,123 and $1,123, respectively, as of December 31, 2020. The Company’s yield on its investment in the SDLP Certificates at amortized cost and fair value was 13.5% and 13.5%, respectively, as of September 30, 2021 and 13.5% and 13.5%, respectively, as of December 31, 2020. For the three and nine months ended September 30, 2021, the Company earned interest income of $33 and $106, respectively, from its investment in the SDLP Certificates. For the three and nine months ended September 30, 2020, the Company earned interest income of $32 and $92, respectively, from its investment in the SDLP Certificates. The Company is also entitled to certain fees in connection with the SDLP. For the three and nine months ended September 30, 2021, in connection with the SDLP, the Company earned capital structuring service and other fees totaling $7 and $13, respectively. For the three and nine months ended September 30, 2020, in connection with the SDLP, the Company earned capital structuring service and other fees totaling $1 and $3, respectively.

As of September 30, 2021 and December 31, 2020, the SDLP’s portfolio was comprised entirely of first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in the Company’s portfolio. As of September 30, 2021 and December 31, 2020, none of the loans were on non-accrual status. Below is a summary of the SDLP’s portfolio.

	As of
	September 30, 2021	December 31, 2020
Total first lien senior secured loans(1) (2)	$3,711	$4,483
Largest loan to a single borrower(1)	$343	$345
Total of five largest loans to borrowers(1)	$1,541	$1,565
Number of borrowers in the SDLP	17	23
Commitments to fund delayed draw loans(3)	$194	$152
___________________________________________________________________________
1.At principal amount.

2.First lien senior secured loans include certain loans that the SDLP classifies as “unitranche” loans. As of September 30, 2021 and December 31, 2020, the total principal amount of loans in the SDLP portfolio that the SDLP classified as “unitranche” loans was $2,753 and $3,551, respectively.

3.As discussed above, these commitments have been approved by the investment committee of the SDLP.

Selected financial information for the SDLP as of September 30, 2021 and December 31, 2020 and for the nine months ended September 30, 2021 and 2020, was as follows:

	As of
	September 30, 2021	December 31, 2020
Selected Balance Sheet Information:
Investments at fair value (amortized cost of $3,710 and $4,483, respectively)	$3,657	$4,345
Other assets	86	400
Total assets	$3,743	$4,745

Senior notes	$2,528	$3,364
Intermediate funding notes	97	124
Other liabilities	50	52
Total liabilities	2,675	3,540
Subordinated certificates and members’ capital	1,068	1,205
Total liabilities and members’ capital	$3,743	$4,745

	For the Nine Months Ended September 30,
	2021	2020
Selected Statement of Operations Information:
Total investment income	$213	$226
Interest expense	69	89
Other expenses	13	12
Total expenses	82	101
Net investment income	131	125
Net realized and unrealized gains (losses) on investments	84	(91)
Net increase in members’ capital resulting from operations	$215	$34

Ivy Hill Asset Management, L.P.

Ivy Hill Asset Management, L.P. (“IHAM”) is an asset management services company and an SEC-registered investment adviser. The Company has made investments in IHAM, its wholly-owned portfolio company, and previously made investments in certain vehicles managed by IHAM. As of September 30, 2021, IHAM had assets under management of approximately $6.6 billion. As of September 30, 2021, IHAM managed 19 vehicles and served as the sub-manager/sub-servicer for two other vehicles (these vehicles managed or sub-managed/sub-serviced by IHAM are collectively referred to as the “IHAM Vehicles”). IHAM earns fee income from managing the IHAM Vehicles and has also invested in certain of these vehicles as part of its business strategy. The amortized cost of IHAM’s total investments as of September 30, 2021 and December 31, 2020 was $624 and $671, respectively. For the three and nine months ended September 30, 2021, IHAM had management and incentive fee income of $8 and $23, respectively, and other investment-related income of $22 and $64, respectively. For the three and nine months ended September 30, 2020, IHAM had management and incentive fee income of $8 and $21, respectively, and other investment-related income of $18 and $48, respectively.

The amortized cost and fair value of the Company’s investment in IHAM was $485 and $620, respectively, as of September 30, 2021, which comprised of an equity investment of $469 and $604, respectively, and a debt investment of $16 and $16, respectively. The amortized cost and fair value of the Company’s investment in IHAM was $541 and $628, respectively, as of December 31, 2020, which was comprised of an equity investment of $469 and $556, respectively, and a debt investment of $72 and $72, respectively. For the three and nine months ended September 30, 2021, the Company received distributions from IHAM of $23 and $65, respectively. For the three and nine months ended September 30, 2021, the Company earned interest income of $0 and $2, respectively, from its investment in IHAM. For the three and nine months ended September 30, 2020, the Company received distributions from IHAM of $19 and $54, respectively. For the three and nine months ended September 30, 2020, the Company earned interest income of $3 and $4, respectively, from its investment in IHAM.

 From time to time, IHAM or certain IHAM Vehicles may purchase investments from, or sell investments to, the Company. For any such sales or purchases by the IHAM Vehicles to or from the Company, the IHAM Vehicles must obtain approval from third parties unaffiliated with the Company or IHAM, as applicable. During the nine months ended September 30, 2021 and 2020, IHAM or certain of the IHAM Vehicles purchased $1,049 and $798, respectively, of loans from the Company. For the three and nine months ended September 30, 2021, the Company recognized $1 and $5, respectively, of net realized losses from these sales. For the three and nine months ended September 30, 2020, the Company recognized $0 and $21, respectively, of net realized losses from these sales.

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

5.     DEBT

In accordance with the Investment Company Act, the Company is allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 150% after such borrowing. The Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150% effective June 21, 2019. As of September 30, 2021, the aggregate principal amount outstanding of the senior securities issued by the Company was $9,928 and the Company’s asset coverage was 185%.

The Company’s outstanding debt as of September 30, 2021 and December 31, 2020 was as follows:

	As of
	September 30, 2021					December 31, 2020
	Total Aggregate Principal Amount Committed/ Outstanding(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding(1)		Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$4,232	(2)	$874	$874		$3,617	(2)	$1,180	$1,180
Revolving Funding Facility	1,525		763	763		1,525		1,028	1,028
SMBC Funding Facility	800	(3)	—	—		725	(3)	453	453
BNP Funding Facility	300		—	—		300		150	150
2022 Convertible Notes	388		388	386	(4)	388		388	383	(4)
2024 Convertible Notes	403		403	394	(4)	403		403	392	(4)
2022 Notes	600		600	600	(5)	600		600	598	(5)
2023 Notes	750		750	748	(6)	750		750	747	(6)
2024 Notes	900		900	897	(7)	900		900	896	(7)
March 2025 Notes	600		600	596	(8)	600		600	595	(8)
July 2025 Notes	1,250		1,250	1,261	(9)	750		750	742	(9)
January 2026 Notes	1,150		1,150	1,142	(10)	1,150		1,150	1,141	(10)
July 2026 Notes	1,000		1,000	988	(11)	—		—	—
2028 Notes	1,250		1,250	1,246	(12)	—		—	—
2047 Notes	—		—	—	(13)	230		230	186	(13)
Total	$15,148		$9,928	$9,895		$11,938		$8,582	$8,491
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

(4)Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes (as defined below). As of September 30, 2021, the total unamortized debt issuance costs and the unaccreted discount for the 2022 Convertible Notes and the 2024 Convertible Notes (each as defined below) were $2 and $9, respectively. As of December 31, 2020, the total unamortized debt issuance costs and the unaccreted discount for the 2022 Convertible Notes and the 2024 Convertible Notes were $5 and $11, respectively.

(5)Represents the aggregate principal amount outstanding of the 2022 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2022 Notes. As of September 30, 2021 and December 31, 2020, the total unamortized debt issuance costs and the unaccreted discount was $0 and $2, respectively.

(6)Represents the aggregate principal amount outstanding of the 2023 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2023 Notes. As of September 30, 2021 and December 31, 2020, the total unamortized debt issuance costs and the unaccreted discount was $2 and $3, respectively.

(7)Represents the aggregate principal amount outstanding of the 2024 Notes (as defined below), less unamortized debt issuance costs and the net unaccreted discount recorded upon the issuance of the 2024 Notes. As of September 30,

2021 and December 31, 2020, the total unamortized debt issuance costs and the net unaccreted discount was $3 and $4, respectively.

(8)Represents the aggregate principal amount outstanding of the March 2025 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the March 2025 Notes. As of September 30, 2021 and December 31, 2020, the total unamortized debt issuance costs and the unaccreted discount was $4 and $5, respectively.

(9)Represents the aggregate principal amount outstanding of the July 2025 Notes (as defined below), less unamortized debt issuance costs and the net unaccreted premium recorded upon the issuance of the July 2025 Notes. As of September 30, 2021, the total unamortized debt issuance costs and the net unaccreted premium was $11. As of December 31, 2020, the total unamortized debt issuance costs and the unaccreted discount was $8.

(10)Represents the aggregate principal amount outstanding of the January 2026 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the January 2026 Notes. As of September 30, 2021 and December 31, 2020, the total unamortized debt issuance costs and the unaccreted discount was $8 and $9, respectively.

(11)Represents the aggregate principal amount outstanding of the July 2026 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the July 2026 Notes. As of September 30, 2021, the total unamortized debt issuance costs and the unaccreted discount was $12.

(12)Represents the aggregate principal amount outstanding of the 2028 Notes (as defined below), less unamortized debt issuance costs and the net unaccreted discount recorded upon the issuance of the 2028 Notes. As of September 30, 2021, the total unamortized debt issuance costs and the net unaccreted discount was $4.

(13)Represents the aggregate principal amount outstanding of the 2047 Notes (as defined below), less the unaccreted purchased discount recorded in connection with the Allied Acquisition (as defined below). As of December 31, 2020, the total unaccreted purchased discount was $44. See below for more information on the early redemption of the 2047 Notes.

The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all the Company’s outstanding debt as of September 30, 2021 were 3.2% and 3.6 years, respectively, and as of December 31, 2020 were 3.4% and 4.2 years, respectively.

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

Under the Revolving Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets (less total liabilities not representing indebtedness) to total indebtedness of the Company and its consolidated subsidiaries (subject to certain exceptions) of not less than 1.5:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Credit Facility. Amounts available to borrow under the Revolving Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets (based on their value as determined pursuant to the Revolving Credit Facility) that are pledged as collateral. As of September 30, 2021, the Company was in compliance in all material respects with the terms of the Revolving Credit Facility.

As of September 30, 2021 and December 31, 2020, there was $874 and $1,180 outstanding, respectively, under the Revolving Credit Facility. The Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $250 with the ability to increase by an incremental $50 on an uncommitted basis. As of September 30, 2021 and December 31, 2020, the Company had $77 and $90, respectively, in letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued. As of September 30, 2021, there was $3,281 available for borrowing (net of letters of credit issued) under the Revolving Credit Facility, subject to borrowing base restrictions.

The interest rate charged on the Revolving Credit Facility is based on an applicable spread of either 1.75% or 1.875% over LIBOR or 0.75% or 0.875% over an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility), in each case, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. The Revolving Credit Facility allows for borrowings to be made using one, two, three or six month LIBOR. As of September 30, 2021, the one, two, three and six month LIBOR was 0.08%, 0.11%, 0.13% and 0.16%, respectively. As of September 30, 2021, the interest rate in effect was LIBOR plus 1.75%. As of December 31, 2020, the one, two, three and six month LIBOR was 0.14%, 0.19%, 0.24% and 0.26%, respectively. As of December 31, 2020, the interest rate in effect was LIBOR plus 1.75%. In addition to the stated interest expense on the Revolving Credit Facility, the Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. The Company is also required to pay a letter of credit fee of either 2.00% or 2.125% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility.

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

For the three and nine months ended September 30, 2021 and 2020, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Stated interest expense	$4	$6	$14	$36
Credit facility fees	4	2	11	5
Amortization of debt issuance costs	2	2	4	5
Total interest and credit facility fees expense	$10	$10	$29	$46
Cash paid for interest expense	$4	$7	$14	$35
Average stated interest rate	1.97%	2.46%	2.09%	2.74%
Average outstanding balance	$889	$1,136	$922	$1,693

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

Amounts available to borrow under the Revolving Funding Facility are subject to a borrowing base that applies different advance rates to different types of assets held by Ares Capital CP. Ares Capital CP is also subject to limitations with respect to the loans securing the Revolving Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests and loans with fixed rates, as well as restrictions on portfolio company leverage, all of which may also affect the borrowing base and therefore amounts available to borrow. The Company and Ares Capital CP are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the agreements governing the Revolving Funding Facility. As of September 30, 2021, the Company and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

As of September 30, 2021 and December 31, 2020, there was $763 and $1,028 outstanding, respectively, under the Revolving Funding Facility. The interest rate charged on the Revolving Funding Facility is based on one month LIBOR plus 2.00% per annum or a “base rate” (as defined in the agreements governing the Revolving Funding Facility) plus 1.00% per annum. Ares Capital CP is also required to pay a commitment fee of between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility.

For the three and nine months ended September 30, 2021 and 2020, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Funding Facility were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Stated interest expense	$2	$4	$12	$15
Credit facility fees	2	1	5	4
Amortization of debt issuance costs	1	1	3	3
Total interest and credit facility fees expense	$5	$6	$20	$22
Cash paid for interest expense	$3	$4	$11	$15
Average stated interest rate	2.69%	2.28%	2.35%	2.67%
Average outstanding balance	$368	$700	$602	$737

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

Amounts available to borrow under the SMBC Funding Facility are subject to a borrowing base that applies an advance rate to assets held by ACJB. ACJB is also subject to limitations with respect to the loans securing the SMBC Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests and loans with fixed rates, as well as restrictions on portfolio company leverage, all of which may also affect the borrowing base and therefore amounts available to borrow. The Company and ACJB are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the SMBC Funding Facility. As of September 30, 2021, the Company and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

As of September 30, 2021, there were no amounts outstanding under the SMBC Funding Facility. As of December 31, 2020, there was $453 outstanding under the SMBC Funding Facility. The interest rate charged on the SMBC Funding Facility is based on an applicable spread of either 1.75% or 2.00% over one month LIBOR or 0.75% or 1.00% over a “base rate” (as defined in the agreements governing the SMBC Funding Facility), in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. As of September 30, 2021 and December 31, 2020, the

interest rate in effect was one month LIBOR plus 1.75%. ACJB is required to pay a commitment fee of between 0.50% and 1.00% per annum depending on the size of the unused portion of the SMBC Funding Facility.

For the three and nine months ended September 30, 2021 and 2020, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SMBC Funding Facility were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Stated interest expense	$—	$2	$2	$8
Credit facility fees	2	1	4	1
Amortization of debt issuance costs	1	1	2	2
Total interest and credit facility fees expense	$3	$4	$8	$11
Cash paid for interest expense	$—	$2	$3	$8
Average stated interest rate	2.36%	1.95%	2.00%	2.52%
Average outstanding balance	$9	$368	$155	$398

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

Amounts available to borrow under the BNP Funding Facility are subject to a borrowing base that applies an advance rate to assets held by AFB. AFB is also subject to limitations with respect to the loans securing the BNP Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests and loans with fixed rates, as well as restrictions on portfolio company leverage, all of which may also affect the borrowing base and therefore amounts available to borrow. The Company and AFB are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the BNP Funding Facility. As of September 30, 2021, the Company and AFB were in compliance in all material respects with the terms of the BNP Funding Facility.

As of September 30, 2021, there were no amounts outstanding under the BNP Funding Facility. As of December 31, 2020, there was $150 outstanding under the BNP Funding Facility. Since June 29, 2021, the interest rate charged on the BNP Funding Facility is based on three month LIBOR (subject to a floor of 0.00%), or a “base rate” (as defined in the agreements governing the BNP Funding Facility) plus a margin of (i) 1.80% during the reinvestment period and (ii) 2.30% following the reinvestment period. Prior to June 29, 2021, the interest rate charged on the BNP Funding Facility was based on three month LIBOR (subject to a floor of 0.45%), or a “base rate” (as defined in the agreements governing the BNP Funding Facility) plus a margin that generally ranged between 2.65% and 3.15% (depending on the types of assets such advances relate to), with a weighted average margin floor for all classes of advances of (i) 2.75% during the reinvestment period and (ii) 3.25% following the reinvestment period. As of December 31, 2020, the interest rate in effect was LIBOR plus 2.88%. Beginning on December 11, 2020, AFB is required to pay a commitment fee of between 0.00% and 1.25% per annum depending on the size of the unused portion of the BNP Funding Facility. Prior to December 11, 2020, there was no commitment fee required to be paid.

For the three and nine months ended September 30, 2021, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the BNP Funding Facility were as follows:

	For the Three and Nine Months Ended September 30, 2021
Stated interest expense	$—	$1
Credit facility fees	1	3
Amortization of debt issuance costs	—	—
Total interest and credit facility fees expense	$1	$4
Cash paid for interest expense	$—	$1
Average stated interest rate	—%	—%
Average outstanding balance	$—	$20

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

In certain circumstances, assuming the respective conversion date below has not already passed, the Convertible Unsecured Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of its common stock, at the Company’s election, at their respective conversion rates (listed below as of September 30, 2021) subject to customary anti-dilution adjustments and the requirements of their respective indenture (the “Convertible Unsecured Notes Indentures”). To the extent the 2022 Convertible Notes are converted, the Company has elected to settle in cash for all conversion dates after August 1, 2021. Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Unsecured Notes only under certain circumstances set forth in the Convertible Unsecured Notes Indentures. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding the maturity date for the 2022 Convertible Notes and the second scheduled trading day immediately preceding the maturity date for the 2024 Convertible Notes, holders may convert their Convertible Unsecured Notes at any time. In addition, if the Company engages in certain corporate events as described in their respective Convertible Unsecured Notes Indenture, holders of the Convertible Unsecured Notes may require the Company to repurchase for cash all or part of the Convertible Unsecured Notes at a repurchase price equal to 100% of the principal amount of the Convertible Unsecured Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

Certain key terms related to the convertible features for each of the Convertible Unsecured Notes as of September 30, 2021 are listed below.

	2022 Convertible Notes	2024 Convertible Notes
Conversion premium	15.0%	15.0%
Closing stock price at issuance	$16.86	$17.29
Closing stock price date	January 23, 2017	March 5, 2019
Conversion price(1)	$19.02	$19.88
Conversion rate (shares per one thousand dollar principal amount)(1)	52.5674	50.2930
Conversion dates	August 1, 2021	December 1, 2023
________________________________________

(1)Represents conversion price and conversion rate, as applicable, as of September 30, 2021, taking into account any applicable de minimis adjustments that will be made on the conversion date.

As of September 30, 2021, the principal amounts of each series of the Convertible Unsecured Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

The Convertible Unsecured Notes Indentures contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a) of the Investment Company Act, or any successor provisions, and to provide financial information to the holders of the Convertible Unsecured Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Unsecured Notes Indentures. As of September 30, 2021, the Company was in compliance in all material respects with the terms of the Convertible Unsecured Notes Indentures.

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

(1)At time of issuance.

(2)At time of issuance and as of September 30, 2021.

In addition to the original issue discount equal to the equity component of the 2024 Convertible Notes, the 2024 Convertible Notes were issued at a discount. The Company records interest expense comprised of both stated interest expense as well as accretion of any original issue discount.

As of September 30, 2021, the components of the carrying value of the Convertible Unsecured Notes, the stated interest rate and the effective interest rate were as follows:

	2022 Convertible Notes	2024 Convertible Notes
Principal amount of debt	$388	$403
Original issue discount, net of accretion	—	(7)
Debt issuance costs	(2)	(2)
Carrying value of debt	$386	$394
Stated interest rate	3.750%	4.630%
Effective interest rate(1)	4.60%	5.20%
________________________________________

(1)The effective interest rate of the debt component of the Convertible Unsecured Notes is equal to the stated interest rate plus the accretion of original issue discount.

For the three and nine months ended September 30, 2021 and 2020, the components of interest expense and cash paid for interest expense for the Convertible Unsecured Notes, as well as any other convertible notes outstanding during the periods presented were as follows.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Stated interest expense	$8	$8	$25	$25
Amortization of debt issuance costs	1	1	2	2
Accretion of original issue discount	1	1	4	4
Total interest expense	$10	$10	$31	$31
Cash paid for interest expense	$17	$16	$34	$33

Unsecured Notes

The Company has issued certain unsecured notes (each issuance of which is referred to herein using the “defined term” set forth under the “Unsecured Notes” column of the table below and collectively referred to as the “Unsecured Notes”), that pay interest semi-annually, and all principal amounts are due upon maturity. Each of the Unsecured Notes may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indentures governing each of the Unsecured Notes, plus any accrued and unpaid interest. Certain key terms related to the features for the Unsecured Notes as of September 30, 2021 are listed below.

Unsecured Notes	Aggregate Principal Amount Issued	Interest Rate	Original Issuance Date	Maturity Date
2022 Notes	$600	3.625%	September 19, 2016	January 19, 2022
2023 Notes	$750	3.500%	August 10, 2017	February 10, 2023
2024 Notes	$900	4.200%	June 10, 2019	June 10, 2024
March 2025 Notes	$600	4.250%	January 11, 2018	March 1, 2025
July 2025 Notes	$1,250	3.250%	January 15, 2020	July 15, 2025
January 2026 Notes	$1,150	3.875%	July 15, 2020	January 15, 2026
July 2026 Notes	$1,000	2.150%	January 13, 2021	July 15, 2026
2028 Notes	$1,250	2.875%	June 10, 2021	June 15, 2028

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

For the three and nine months ended September 30, 2021 and 2020, the components of interest expense and cash paid for interest expense for the Unsecured Notes and the 2047 Notes during the periods presented are listed below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Stated interest expense	$62	$44	$168	$119
Amortization of debt issuance costs	4	2	8	4
Net accretion (discount) of original issue discount	(1)	1	(1)	1
Accretion of purchase discount	—	—	—	1
Total interest expense	$65	$47	$175	$125
Cash paid for interest expense	$90	$53	$187	$117

The Unsecured Notes contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a) of the Investment Company Act, or any successor provisions, and to provide financial information to the holders of such notes under certain circumstances. These covenants are subject to important limitations and exceptions set forth in the indentures governing such notes. As of September 30, 2021, the Company was in compliance in all material respects with the terms of the respective indentures governing each of the Unsecured Notes.

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

6.     DERIVATIVE INSTRUMENTS

The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. As of September 30, 2021 the counterparty to these forward currency contracts was Truist Financial Corporation. As of December 31, 2020, the counterparty to these forward currency contracts was Bank of Montreal.

In December 2017, in connection with $395 of the term loan tranche of the Revolving Credit Facility, the Company entered into a three-year interest rate swap agreement to mitigate its exposure to adverse fluctuations in interest rates for a total notional amount of $395, which matured January 4, 2021. Under the interest rate swap agreement, the Company paid a fixed interest rate of 2.06% and received a floating rate based on the prevailing one month LIBOR. As of December 31, 2020, the one month LIBOR rate in effect was 0.19%.

In November 2020, the SEC adopted a rulemaking regarding the ability of a BDC to use derivatives and other transactions that create future payment or delivery obligations. The Company is evaluating the impact of the rulemaking on its financial statements.

Certain information related to the Company’s derivative instruments as of September 30, 2021 and December 31, 2020 is presented below.

	As of September 30, 2021
Derivative Instrument	Notional Amount		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	CAD	213	10/28/2021	$168	$(168)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	209	10/19/2021	164	(164)	Accounts payable and other liabilities
Foreign currency forward contract		€128	10/28/2021	149	(148)	Other assets
Foreign currency forward contract		£97	10/28/2021	133	(131)	Other assets
Total				$614	$(611)

	As of December 31, 2020
Derivative Instrument	Notional Amount		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap		$395	1/4/2021	$—	$(1)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	142	1/21/2021	112	(112)	Accounts payable and other liabilities
Foreign currency forward contract		£75	1/21/2021	102	(103)	Accounts payable and other liabilities
Total				$214	$(216)
Net realized gains (losses) on derivative instruments recognized by the Company for the three and nine months ended September 30, 2021 and 2020 is in the following location in the consolidated statements of operations:

Derivative Instrument	Statement Location	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2021	2020	2021	2020
Interest rate swap	Net realized gains (losses) from foreign currency and other transactions	$—	$(2)	$—	$(4)
Foreign currency forward contracts	Net realized gains (losses) from foreign currency and other transactions	17	—	9	—
Total		$17	$(2)	$9	$(4)

Net unrealized gains (losses) on derivative instruments recognized by the Company for the three and nine months ended September 30, 2021 and 2020 is in the following location in the consolidated statements of operations:

Derivative Instrument	Statement Location	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2021	2020	2021	2020
Interest rate swap	Net unrealized gains (losses) from foreign currency and other transactions	$—	$2	$1	$(1)
Foreign currency forward contracts	Net unrealized gains (losses) from foreign currency and other transactions	(2)	—	3	—
Total		$(2)	$2	$4	$(1)

7.     COMMITMENTS AND CONTINGENCIES

Investment Commitments

The Company has various commitments to fund investments in its portfolio as described below. As of September 30, 2021 and December 31, 2020, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) the Company’s discretion:

	As of
	September 30, 2021	December 31, 2020
Total revolving and delayed draw loan commitments	$2,785	$2,020
Less: funded commitments	(302)	(409)
Total unfunded commitments	2,483	1,611
Less: commitments substantially at discretion of the Company	—	(29)
Less: unavailable commitments due to borrowing base or other covenant restrictions	(7)	(8)
Total net adjusted unfunded revolving and delayed draw loan commitments	$2,476	$1,574

Included within the total revolving and delayed draw loan commitments as of September 30, 2021 and December 31, 2020 were delayed draw loan commitments totaling $1,409 and $652, respectively. The Company’s commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels).

Also included within the total revolving loan commitments as of September 30, 2021 were commitments to issue up to $344 in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2021, the Company had $77 in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For all these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $5 expire in 2021 and $72 expire in 2022. As of September 30, 2021, none of the letters of credit issued and outstanding were recorded as a liability on the Company’s balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

The Company also has commitments to co-invest in the SDLP for the Company’s portion of the SDLP’s commitments to fund delayed draw loans to certain portfolio companies of the SDLP. See Note 4 for more information.

As of September 30, 2021 and December 31, 2020, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

	As of
	September 30, 2021	December 31, 2020
Total private equity commitments	$110	$111
Less: funded private equity commitments	(67)	(68)
Total unfunded private equity commitments	43	43
Less: private equity commitments substantially at discretion of the Company	(43)	(43)
Total net adjusted unfunded private equity commitments	$—	$—

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

The components of operating lease expense for the three and nine months ended September 30, 2021 and 2020 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease costs	$3	$5	$8	$14
Less: sublease income	(3)	(5)	(8)	(13)
Total operating lease costs (1)	$—	$—	$—	$1
________________________________________

(1)Total operating lease costs are incurred from office leases assumed as part of the Company’s acquisition of American Capital, Ltd. (“American Capital”) (the “American Capital Acquisition”).

Supplemental cash flow information related to operating leases for the three and nine months ended September 30, 2021 and 2020 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$4	$6	$12	$18
Operating ROU assets obtained in exchange for operating lease liabilities	$2	$4	$6	$12

Supplemental balance sheet information as of September 30, 2021 and December 31, 2020 related to operating leases were as follows:

	As of
	September 30, 2021	December 31, 2020
Operating lease ROU assets	$31	$38
Operating lease liabilities	$48	$59
Weighted average remaining lease term	3.9 years	4.6 years
Weighted average discount rate	3.2%	3.3%

The following table shows future minimum lease payments under the Company’s operating leases and a reconciliation to the operating lease liability as of September 30, 2021:

Amount
2021	$4
2022	15
2023	16
2024	6
2025	6
Thereafter	6
Total lease payments	53
Less imputed interest	(5)
Total operating lease liability	$48

The following table shows future expected rental payments to be received under the Company’s subleases where the Company is the sublessor as of September 30, 2021:

Amount
2021	$2
2022	9
2023	9
2024	4
2025	4
Thereafter	3
Total	$31

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

The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of September 30, 2021 and December 31, 2020. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of September 30, 2021
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average(1)
First lien senior secured loans	$8,653	Yield analysis	Market yield	1.5% - 25.3%	7.8%
Second lien senior secured loans	4,071	Yield analysis	Market yield	7.1% - 21.8%	9.8%
Subordinated certificates of the SDLP	932	Discounted cash flow analysis	Discount rate	8.7% - 9.4%	9.3%
Senior subordinated loans	975	Yield analysis	Market yield	8.8% - 21.0%	11.1%
Preferred equity	1,272	EV market multiple analysis	EBITDA multiple	3.6x - 35.0x	16.0x
Ivy Hill Asset Management, L.P.	620	Discounted cash flow analysis	Discount rate	8.8% - 28.0%	16.6%
Other equity	1,143	EV market multiple analysis	EBITDA multiple	2.6x - 33.7x	13.6x
Total investments	$17,666
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

The following table presents fair value measurements of cash and cash equivalents, restricted cash, investments, derivatives and unfunded revolving and delayed draw loan commitments as of September 30, 2021:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,193	$1,193	$—	$—
Restricted cash	$20	$20	$—	$—
Investments not measured at net asset value	$17,671	$—	$5	$17,666
Investments measured at net asset value (1)	$6
Total investments	$17,677
Derivatives	$3	$—	$3	$—
Unfunded revolving and delayed draw loan commitments (2)	$(18)	$—	$—	$(18)
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

The following tables present changes in investments that use Level 3 inputs as of and for the three and nine months ended September 30, 2021:

As of and For the Three Months Ended September 30, 2021
Balance as of June 30, 2021	$17,089
Net realized gains	123
Net unrealized gains	11
Purchases	2,517
Sales	(860)
Repayments	(1,328)
PIK interest and dividends	65
Net accretion of discount on securities	5
Net transfers into Level 3(1)	44
Balance as of September 30, 2021	$17,666

As of and For the Nine Months Ended September 30, 2021
Balance as of December 31, 2020	$15,506
Net realized gains	258
Net unrealized gains	455
Purchases	8,124
Sales	(3,375)
Repayments	(3,537)
PIK interest and dividends	180
Net accretion of discount on securities	11
Net transfers into Level 3(1)	44
Balance as of September 30, 2021	$17,666

For the three and nine months ended September 30, 2021, transfers into and out of Level 3 were as a result of changes in the observability of significant inputs or available market data for certain portfolio companies.

As of September 30, 2021, the net unrealized appreciation on the investments that use Level 3 inputs was $23.

For the three and nine months ended September 30, 2021, the total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the Company’s Level 3 assets still held as of September 30, 2021, and reported within the net unrealized gains (losses) on investments, foreign currency and other transactions in the Company’s consolidated statement of operations was $107 and $570, respectively.

The following tables present changes in investments that use Level 3 inputs as of and for the three and nine months ended September 30, 2020:

As of and For the Three Months Ended September 30, 2020
Balance as of June 30, 2020	$13,799
Net realized losses	(26)
Net unrealized gains	309
Purchases	629
Sales	(74)
Repayments	(379)
PIK interest and dividends	68
Net accretion of discount on securities	2
Net transfers into Level 3	—
Balance as of September 30, 2020	$14,328

As of and For the Nine Months Ended September 30, 2020
Balance as of December 31, 2019	$14,348
Net realized gains	13
Net unrealized losses	(439)
Purchases	3,325
Sales	(1,267)
Repayments	(1,811)
PIK interest and dividends	153
Net accretion of discount on securities	5
Net transfers into Level 3(1)	1
Balance as of September 30, 2020	$14,328
________________________________________

(1)For the nine months ended September 30, 2020, transfers into Level 3 from Level 2 were as a result of changes in the observability of significant inputs or available market data for certain portfolio companies.

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

The following are the carrying and fair values of the Company’s debt obligations as of September 30, 2021 and December 31, 2020. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	September 30, 2021			December 31, 2020
	Carrying value(1)		Fair value	Carrying value(1)		Fair value
Revolving Credit Facility	$874		$874	$1,180		$1,180
Revolving Funding Facility	763		763	1,028		1,018
SMBC Funding Facility	—		—	453		445
BNP Funding Facility	—		—	150		153
2022 Convertible Notes (principal amount outstanding of $388)	386	(2)	419	383	(2)	398
2024 Convertible Notes (principal amount outstanding of $403)	394	(2)	446	392	(2)	425
2022 Notes (principal amount outstanding of $600)	600	(2)	604	598	(2)	617
2023 Notes (principal amount outstanding of $750)	748	(2)	776	747	(2)	794
2024 Notes (principal amount outstanding of $900)	897	(2)	966	896	(2)	983
March 2025 Notes (principal amount outstanding of $600)	596	(2)	645	595	(2)	653
July 2025 Notes (principal amount outstanding of $1,250 and $750, respectively)	1,261	(3)	1,315	742	(3)	795
January 2026 Notes (principal amount outstanding of $1,150)	1,142	(2)	1,232	1,141	(2)	1,248
July 2026 Notes (principal amount outstanding of $1,000 and $0, respectively)	988	(2)	1,003	—		—
2028 Notes (principal amount outstanding of $1,250 and $0, respectively)	1,246	(2)	1,269	—		—
2047 Notes (principal amount outstanding of $0 and $230, respectively)	—	(4)	—	186	(4)	243
Total	$9,895	(5)	$10,312	$8,491	(5)	$8,952
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

(5)Total principal amount of debt outstanding totaled $9,928 and $8,582 as of September 30, 2021 and December 31, 2020, respectively.

The following table presents fair value measurements of the Company’s debt obligations as of September 30, 2021 and December 31, 2020:

	As of
Fair Value Measurements Using	September 30, 2021	December 31, 2020
Level 1	$—	$243
Level 2	10,312	8,709
Total	$10,312	$8,952

9.     STOCKHOLDERS’ EQUITY

The Company may from time to time issue and sell shares of its common stock through public or “at the market” offerings. In connection with the issuance of its common stock, the Company issued and sold the following shares of common stock during the nine months ended September 30, 2021:

Issuances of Common Stock	Number of Shares Issued	Gross Proceeds	Underwriting/Offering Expenses	Net Proceeds	Average Offering Price
Public offerings	26.5	$513.8	$19.0	$494.8	$18.71	(1)
“At the market” offerings	9.9	$195.7	$3.3	$192.4	$19.72
Total	36.4	$709.5	$22.3	$687.2
________________________________________

(1)    14.0 and 12.5 of the shares were sold to the underwriters for a price of $17.85 per share and $19.67 per share, respectively, which the underwriters were then permitted to sell at variable prices to the public.

“At The Market” Offerings

As of the start of the third quarter of 2021, the Company was party to amended and restated equity distribution agreements with two sales agents (the “Equity Distribution Agreements”), pursuant to which the Company may from time to time issue and sell, by means of “at the market” offerings, up to $500 shares of its common stock. Subject to the terms and conditions of the Equity Distribution Agreements, sales of common stock, if any, may be made in transactions that are deemed to be an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. During the three months ended September 30, 2021, the Company issued and sold approximately 2.9 shares of common stock under the existing Equity Distribution Agreements, with net proceeds totaling $58.0, after giving effect to sales agents’ commissions and certain offering expenses of approximately $0.9. As of September 30, 2021, common stock with an aggregate offering amount of $441 remained available for issuance under the Equity Distribution Agreements. See Note 14 for a subsequent event relating to the Company’s “at the market” offerings.

See Note 11 for information regarding shares of common stock issued or purchased in accordance with the Company’s dividend reinvestment plan.

Stock Repurchase Program

The Company is authorized under its stock repurchase program to purchase up to $500 in the aggregate of its outstanding common stock in the open market at certain thresholds below its net asset value per share, in accordance with the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its sole discretion, based upon an evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The stock repurchase program does not require the Company to repurchase any specific number of shares of common stock or any shares of common stock at all. Consequently, the Company cannot assure stockholders that any specific number of shares of common stock, if any, will be repurchased under the stock repurchase program. The expiration date of the stock repurchase program is February 15, 2022. The program may be suspended, extended, modified or discontinued at any time. As of September 30, 2021, there was $500 available for additional repurchases under the program.

During the nine months ended September 30, 2021, the Company did not repurchase any shares of its common stock in the open market under the stock repurchase program. During the nine months ended September 30, 2020, the Company repurchased a total of 8.5 shares of its common stock in the open market under the stock repurchase program for $100. The shares were repurchased at an average price of $11.83 per share, including commissions paid.

10.     EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted net increase in stockholders’ equity resulting from operations per share for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net increase in stockholders’ equity resulting from operations available to common stockholders	$334	$441	$1,185	$106
Weighted average shares of common stock outstanding—basic and diluted	453	423	441	425
Basic and diluted net increase in stockholders’ equity resulting from operations per share	$0.73	$1.04	$2.68	$0.25

For the purpose of calculating diluted net increase in stockholders’ equity resulting from operations per share, the average closing price of the Company’s common stock for the three months ended September 30, 2021 was more than the conversion price for each of the Convertible Unsecured Notes outstanding as of September 30, 2021. For the nine months ended September 30, 2021, the average closing price of the Company’s common stock was more than the conversion price for the 2022 Convertible Notes outstanding as of September 30, 2021. For the nine months ended September 30, 2021, the average closing price of the Company’s common stock was less than the conversion price for the 2024 Convertible Notes outstanding as of September 30, 2021. For the three and nine months ended September 30, 2020, the average closing price of the Company’s common stock was less than the conversion price for each of the Convertible Unsecured Notes outstanding as of September 30, 2020, as well as any other convertible unsecured notes outstanding during the period. For all periods presented in the financial statements, the underlying shares for the intrinsic value of the embedded options in the Convertible Unsecured Notes and any other convertible unsecured notes outstanding during the periods presented had no material impact on the computation of diluted net increase in stockholders’ equity resulting from operations per share.

11.     DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared and payable during the nine months ended September 30, 2021 and 2020:

Date declared	Record date	Payment date	Per share amount	Total amount
July 28, 2021	September 15, 2021	September 30, 2021	$0.41	$189
April 28, 2021	June 15, 2021	June 30, 2021	0.40	177
February 10, 2021	March 15, 2021	March 31, 2021	0.40	175
Total dividends declared and payable for the nine months ended September 30, 2021			$1.21	$541

August 4, 2020	September 15, 2020	September 30, 2020	$0.40	$169
May 5, 2020	June 15, 2020	June 30, 2020	0.40	169
February 12, 2020	March 16, 2020	March 31, 2020	0.40	172
Total dividends declared and payable for the nine months ended September 30, 2020			$1.20	$510

The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. When the Company issues new shares in connection with the dividend reinvestment plan, the issue price is equal to the closing price of its common stock on the dividend payment date. Dividend reinvestment plan activity for the nine months ended September 30, 2021 and 2020, was as follows:

	For the Nine Months Ended September 30,
	2021	2020
Shares issued	1.5	—
Average issue price per share	$19.52	$—
Shares purchased by plan agent to satisfy dividends declared and payable during the period for stockholders	—	2.1	(1)
Average purchase price per share	$—	$12.97
___________________________________________________________________________
(1)Shares were purchased in April 2020, July 2020 and October 2020.

12.     RELATED PARTY TRANSACTIONS

In accordance with the investment advisory and management agreement, the Company bears all costs and expenses of the operation of the Company and reimburses its investment adviser or its affiliates for certain of such costs and expenses paid for by the investment adviser or its affiliates on behalf of the Company. For the three and nine months ended September 30, 2021, the Company’s investment adviser or its affiliates incurred, and the Company reimbursed such expenses totaling $1 and $4, respectively. For the three and nine months ended September 30, 2020, the Company’s investment adviser or its affiliates incurred, and the Company reimbursed such expenses totaling $2 and $6, respectively.

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

The Company has also entered into agreements with Ares Management LLC and IHAM, pursuant to which Ares Management LLC and IHAM are entitled to use the Company’s proprietary portfolio management software. For the three and nine months ended September 30, 2021, amounts payable to the Company under these agreements totaled $0 and $0, respectively. For the three and nine months ended September 30, 2020, amounts payable to the Company under these agreements totaled $0 and $0, respectively.

See Notes 3 and 4 for descriptions of other related party transactions.

13.     FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights as of and for the nine months ended September 30, 2021 and 2020:

	As of and For the Nine Months Ended September 30,
Per Share Data:	2021	2020
Net asset value, beginning of period(1)	$16.97	$17.32
Issuances of common stock	0.07	—
Repurchases of common stock	—	0.11
Net investment income for period(2)	1.13	1.33
Net realized and unrealized gains (losses) for period(2)	1.56	(1.08)
Net increase in stockholders’ equity	2.76	0.36
Total distributions to stockholders	(1.21)	(1.20)
Net asset value at end of period(1)	$18.52	$16.48
Per share market value at end of period	$20.33	$13.95
Total return based on market value(3)	27.53%	(18.77)%
Total return based on net asset value(4)	20.87%	0.09%
Shares outstanding at end of period	461	423
Ratio/Supplemental Data:
Net assets at end of period	$8,537	$6,963
Ratio of operating expenses to average net assets(5)(6)	4.32%	9.50%
Ratio of net investment income to average net assets(5)(7)	3.13%	10.88%
Portfolio turnover rate(5)	54%	29%
_______________________________________________________________________________

(1)The net assets used equals the total stockholders’ equity on the consolidated balance sheet.

(2)Weighted average basic per share data.

(3)For the nine months ended September 30, 2021, the total return based on market value equaled the increase of the ending market value at September 30, 2021 of $20.33 per share from the ending market value at December 31, 2020 of $16.89 per share plus the declared and payable dividends of $1.21 per share for the nine months ended September 30, 2021, divided by the market value at December 31, 2020. For the nine months ended September 30, 2020, the total return based on market value equaled the decrease of the ending market value at September 30, 2020 of $13.95 per share from the ending market value at December 31, 2019 of $18.65 per share plus the declared and payable dividends of $1.20 per share for the nine months ended September 30, 2020, divided by the market value at December 31, 2019. The Company’s shares fluctuate in value. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(4)For the nine months ended September 30, 2021, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.21 per share for the nine months ended September 30, 2021, divided by the beginning net asset value for the period. For the nine months ended September 30, 2020, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.20 per share for the nine months ended September 30, 2020, divided by the beginning net asset value for the period. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan, the issuance of common stock in connection with any equity offerings and the equity components of any convertible notes issued during the period. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5)The ratios reflect an annualized amount.

(6)For the nine months ended September 30, 2021 and 2020, the ratio of operating expenses to average net assets consisted of the following:

	For the Nine Months Ended September 30,
	2021	2020
Base management fees	1.11%	3.09%
Income based fees and capital gains incentive fees	1.42%	1.32%
Cost of borrowing	1.60%	4.52%
Other operating expenses	0.19%	0.57%
Total operating expenses	4.32%	9.50%

(7)The ratio of net investment income to average net assets excludes income taxes related to realized gains and losses.

14.     SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2021, except as discussed below.

In October 2021, the Company’s board of directors authorized the Company to (a) enter into an equity distribution agreement with an additional sales agent and (b) amend and restate the Company’s existing Equity Distribution Agreements with each of Truist Securities, Inc. and Regions Securities LLC, in each case, to provide that the Company may from time to time issue and sell shares of common stock by means of “at the market” offerings having an aggregate offering price of up to $500 through such sales agents. There can be no assurance that the Company will issue a specific amount of shares of its common stock, if any, through these “at the market” offerings.

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
•the impact of the elimination of the London Interbank Offered Rate (“LIBOR”) and implementation of alternatives to LIBOR on our operating results;
•the impact of fluctuations in interest rates on our business;
•the impact of changes in laws or regulations (including the interpretation thereof), including the tax laws, the Coronavirus Aid, Relief and Economic Security Act of 2020 and the American Rescue Plan Act of 2021, governing our operations or the operations of our portfolio companies or the operations of our competitors;
•the March 2022 expiration of the Securities and Exchange Commission’s (“the SEC”) temporary no action position with respect to allowing co-investments with certain other funds managed by the investment adviser or its affiliates;
•the valuation of our investments in portfolio companies, particularly those having no liquid trading market;
•our ability to recover unrealized losses;
•market conditions and our ability to access alternative debt markets and additional debt and equity capital and our ability to manage our capital resources effectively;
•our contractual arrangements and relationships with third parties;
•the state of the general economy;
•the impact of supply chain constraints on our portfolio companies and the global economy;
•the elevating levels of inflation, and its impact on our portfolio companies and on the industries in which we invest;
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

Since our initial public offering (“IPO”) on October 8, 2004 through September 30, 2021, our exited investments resulted in an asset level realized gross internal rate of return to us of approximately 14% (based on original cash invested, net of syndications, of approximately $34.7 billion and total proceeds from such exited investments of approximately $44.5 billion). Internal rate of return is the discount rate that makes the net present value of all cash flows related to a particular investment equal to zero. Internal rate of return is gross of expenses related to investments as these expenses are not allocable to specific investments. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of a debt investment or sale of an investment or through the determination that no further consideration was collectible and, thus, a loss may have been realized. Approximately 58% of these exited investments resulted in an asset level realized gross internal rate of return to us of 10% or greater.

Additionally, since our IPO on October 8, 2004 through September 30, 2021, our realized gains have exceeded our realized losses by approximately $1.0 billion (excluding a one time gain on the acquisition of Allied Capital Corporation (“Allied Capital”) in April 2010 (the “Allied Acquisition”) and realized gains/losses from the extinguishment of debt and other transactions). For this same time period, our average annualized net realized gain rate was approximately 1.0% (excluding a one-time gain on the acquisition of Allied Capital and realized gains/losses from the extinguishment of debt and other transactions). Net realized gain/loss rates for a particular period are the amount of net realized gains/losses during such period divided by the average quarterly investments at amortized cost in such period.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our investment activity for the three months ended September 30, 2021 and 2020 is presented below.

	For the Three Months Ended September 30,
(dollar amounts in millions)	2021	2020
New investment commitments(1):
New portfolio companies	$1,215	$414
Existing portfolio companies	1,895	292
Total new investment commitments(2)	$3,110	$706
Less:
Investment commitments exited(3)	(2,263)	(352)
Net investment commitments	$847	$354
Principal amount of investments funded:
First lien senior secured loans(4)	$1,912	$589
Second lien senior secured loans	111	1
Subordinated certificates of the SDLP(5)	96	—
Senior subordinated loans	131	1
Preferred equity	188	31
Other equity	93	10
Total	$2,531	$632
Principal amount of investments sold or repaid:
First lien senior secured loans(4)	$1,446	$332
Second lien senior secured loans	247	125
Subordinated certificates of the SDLP(5)	125	4
Senior subordinated loans	113	9
Preferred equity	130	5
Other equity	16	6
Total	$2,077	$481
Number of new investment commitments(6)	47	24
Average new investment commitment amount	$66	$29
Weighted average term for new investment commitments (in months)	77	58
Percentage of new investment commitments at floating rates	90%	90%
Percentage of new investment commitments at fixed rates	7%	7%
Weighted average yield of debt and other income producing securities(7):
Funded during the period at amortized cost	7.7%	8.1%
Funded during the period at fair value(8)	7.8%	8.2%
Exited or repaid during the period at amortized cost	8.6%	8.2%
Exited or repaid during the period at fair value(8)	8.7%	8.1%

_______________________________________________________________________________

(1)New investment commitments include new agreements to fund revolving loans or delayed draw loans. See “Off Balance Sheet Arrangements” as well as Note 7 to our consolidated financial statements for the three and nine months ended September 30, 2021, for more information on our commitments to fund revolving loans or delayed draw loans.

(2)Includes both funded and unfunded commitments. Of these new investment commitments, we funded $2.2 billion and $0.4 billion, respectively, for the three months ended September 30, 2021 and 2020.

(3)Includes both funded and unfunded commitments. For the three months ended September 30, 2021 and 2020, investment commitments exited included exits of unfunded commitments of $274 million and $39 million, respectively.

(4)For the three months ended September 30, 2021 and 2020, net repayments of first lien secured revolving loans were $15 million and $153 million, respectively.

(5)See “Senior Direct Lending Program” below and Note 4 to our consolidated financial statements for the three and nine months ended September 30, 2021 for more information on the SDLP (as defined below).

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

(8)Represents fair value for investments in the portfolio as of the most recent prior quarter end, if applicable.

As of September 30, 2021 and December 31, 2020, our investments consisted of the following:

	As of
	September 30, 2021		December 31, 2020
(in millions)	Amortized Cost	Fair Value(1)	Amortized Cost	Fair Value
First lien senior secured loans(2)	$8,788	$8,656	$7,224	$6,987
Second lien senior secured loans	4,158	4,071	4,386	4,171
Subordinated certificates of the SDLP(3)	932	932	1,123	1,123
Senior subordinated loans	1,053	993	1,005	951
Preferred equity	1,296	1,272	1,020	926
Other equity	1,400	1,753	1,156	1,357
Total	$17,627	$17,677	$15,914	$15,515

_______________________________________________________________________________

(1)As of September 30, 2021 and December 31, 2020, the fair value of certain of our investments was negatively impacted by the uncertainty surrounding the impact of the COVID-19 pandemic. For more information, see “Results of Operations - Net Unrealized Gains/Losses.”

(2)First lien senior secured loans include certain loans that we classify as “unitranche” loans. The total amortized cost and fair value of the loans that we classified as “unitranche” loans were $4,439 million and $4,389 million, respectively, as of September 30, 2021, and $2,909 million and $2,793 million, respectively, as of December 31, 2020.

(3)The proceeds from these certificates were applied to co-investments with Varagon Capital Partners (“Varagon”) and its clients to fund first lien senior secured loans to 17 and 23 different borrowers as of September 30, 2021 and December 31, 2020, respectively.

The weighted average yields at amortized cost and fair value of the following portions of our portfolio as of September 30, 2021 and December 31, 2020 were as follows:

	As of
	September 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and other income producing securities(1)	8.6%	8.6%	9.1%	9.2%
Total portfolio(2)	7.7%	7.6%	8.0%	8.2%
First lien senior secured loans(2)	7.3%	7.4%	7.7%	8.0%
Second lien senior secured loans(2)	8.9%	9.1%	8.7%	9.1%
Subordinated certificates of the SDLP(2)(3)	13.5%	13.5%	13.5%	13.5%
Senior subordinated loans(2)	9.0%	9.6%	9.0%	9.5%
Income producing equity securities(2)	10.6%	10.1%	11.2%	10.8%
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

Set forth below is the grade distribution of our portfolio companies as of September 30, 2021 and December 31, 2020:

	As of
	September 30, 2021				December 31, 2020
(dollar amounts in millions)	Fair Value	%	Number of Companies	%	Fair Value	%	Number of Companies	%
Grade 1	$95	0.5%	19	5.1%	$117	0.7%	25	7.1%
Grade 2	1,116	6.3%	25	6.7%	2,046	13.2%	47	13.4%
Grade 3	14,451	81.8%	284	76.6%	11,756	75.8%	244	69.8%
Grade 4	2,015	11.4%	43	11.6%	1,596	10.3%	34	9.7%
Total	$17,677	100.0%	371	100.0%	$15,515	100.0%	350	100.0%

As of September 30, 2021 and December 31, 2020, the weighted average grade of the investments in our portfolio at fair value was 3.0 and 3.0, respectively. The increase in the fair value of investments graded 4 was primarily due to recognition of unrealized appreciation in certain of our equity investments. As of December 31, 2020, investments graded 1 and 2 included certain of our portfolio investments with an increased risk due to the COVID-19 pandemic and the continuing uncertainty surrounding its full duration and impact. For more information, see “Results of Operations - Net Unrealized Gains/Losses.”

As of September 30, 2021, loans on non-accrual status represented 1.7% and 1.0% of the total investments at amortized cost and at fair value, respectively. As of December 31, 2020, loans on non-accrual status represented 3.3% and 2.0% of the total investments at amortized cost and at fair value, respectively.

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

We provide capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. As of September 30, 2021, we and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates.

As of September 30, 2021 and December 31, 2020, we and Varagon and its clients had agreed to make capital available to the SDLP of $6.2 billion and $6.2 billion, respectively, in the aggregate, of which $1.4 billion and $1.4 billion, respectively, is to be made available from us. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP. Below is a summary of the funded capital and unfunded capital commitments of the SDLP.

	As of
(in millions)	September 30, 2021	December 31, 2020
Total capital funded to the SDLP(1)	$3,691	$4,772
Total capital funded to the SDLP by the Company(1)	$932	$1,123
Total unfunded capital commitments to the SDLP(2)	$194	$152
Total unfunded capital commitments to the SDLP by the Company(2)	$49	$37
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

The amortized cost and fair value of our SDLP Certificates were $0.9 billion and $0.9 billion, respectively, as of September 30, 2021 and $1.1 billion and $1.1 billion, respectively, as of December 31, 2020. Our yield on our investment in the SDLP Certificates at amortized cost and fair value was 13.5% and 13.5%, respectively, as of September 30, 2021 and 13.5% and 13.5%, respectively, as of December 31, 2020. For the three and nine months ended September 30, 2021, we earned interest income of $33 million and $106 million, respectively, from our investment in the SDLP Certificates. For the three and nine months ended September 30, 2020, we earned interest income of $32 million and $92 million, respectively, from our investment in the SDLP Certificates. We are also entitled to certain fees in connection with the SDLP. For the three and nine months ended September 30, 2021, in connection with the SDLP, we earned capital structuring service and other fees totaling $7 million and $13 million, respectively. For the three and nine months ended September 30, 2020, we earned capital structuring service and other fees totaling $1 million and $3 million, respectively.

As of September 30, 2021 and December 31, 2020, the SDLP’s portfolio was comprised entirely of first lien senior secured loans primarily to U.S. middle-market companies and were in industries similar to the companies in our portfolio. As of September 30, 2021 and December 31, 2020, none of the loans were on non-accrual status. Below is a summary of the SDLP’s portfolio:

	As of
(dollar amounts in millions)	September 30, 2021	December 31, 2020
Total first lien senior secured loans(1)(2)	$3,711	$4,483
Weighted average yield on first lien senior secured loans(3)	6.8%	6.9%
Largest loan to a single borrower(1)	$343	$345
Total of five largest loans to borrowers(1)	$1,541	$1,565
Number of borrowers in the SDLP	17	23
Commitments to fund delayed draw loans (4)	$194	$152
_______________________________________________________________________________

(1)At principal amount.

(2)First lien senior secured loans include certain loans that the SDLP classifies as “unitranche” loans. As of September 30, 2021 and December 31, 2020, the total principal amount of loans in the SDLP portfolio that the SDLP classified as “unitranche” loans was $2,753 million and $3,551 million, respectively.

(3)Computed as (a) the annual stated interest rate on accruing first lien senior secured loans, divided by (b) total first lien senior secured loans at principal amount.

(4)As discussed above, these commitments have been approved by the investment committee of the SDLP.

Selected financial information for the SDLP as of September 30, 2021 and December 31, 2020 and for the nine months ended September 30, 2021 and 2020, was as follows:

	As of
(in millions)	September 30, 2021	December 31, 2020
Selected Balance Sheet Information:
Investments at fair value (amortized cost of $3,710 and $4,483, respectively)	$3,657	$4,345
Other assets	86	400
Total assets	$3,743	$4,745

Senior notes	$2,528	$3,364
Intermediate funding notes	97	124
Other liabilities	50	52
Total liabilities	2,675	3,540
Subordinated certificates and members’ capital	1,068	1,205
Total liabilities and members’ capital	$3,743	$4,745

	For the Nine Months Ended September 30,
(in millions)	2021	2020
Selected Statement of Operations Information:
Total investment income	$213	$226
Interest expense	69	89
Other expenses	13	12
Total expenses	82	101
Net investment income	131	125
Net realized and unrealized gains (losses) on investments	84	(91)
Net increase in members’ capital resulting from operations	$215	$34

SDLP Loan Portfolio as of September 30, 2021

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount	Fair Value(2)
Arrowhead Holdco Company (3)(4)	Distributor of non-discretionary, mission critical aftermarket replacement parts	8/2028	5.3%	$222.6	$220.4
Benecon Midco II LLC (3)(4)	Employee benefits provider for small and mid-size employers	12/2026	6.5%	174.1	174.1
Center for Autism and Related Disorders, LLC (3)	Autism treatment and services provider specializing in applied behavior analysis therapy	11/2024	6.8%	139.4	133.8
Emergency Communications Network, LLC (3)	Provider of mission critical emergency mass notification solutions	6/2023	8.8%	226.8	213.2
EP Purchaser, LLC and Entertainment Partners Canada ULC (3)(4)	Provider of entertainment workforce and production management solutions	5/2026	5.9%	342.1	342.1
Excelligence Learning Corporation (3)	Developer, manufacturer and retailer of educational products	4/2023	7.5%	153.9	143.1
FS Squared Holding Corp. (3)(4)	Provider of on-site vending and micro-market solutions to employers	3/2025	5.3%	244.9	245.0
Manna Pro Products, LLC (3)	Manufacturer and supplier of specialty nutrition and care products for animals	12/2026	7.0%	225.5	225.5
n2y Holding, LLC (3)	Developer of cloud-based special education platform	11/2026	7.0%	195.9	195.9
NCWS Intermediate, Inc. (3)(4)	Manufacturer and supplier of car wash equipment, parts and supplies to the conveyorized car wash market	12/2026	7.5%	250.7	250.7
North Haven Falcon Buyer, LLC (3)(4)	Manufacturer of aftermarket golf cart parts and accessories	5/2027	7.0%	188.4	186.5
Pegasus Global Enterprise Holdings, LLC (3)(4)	Provider of plant maintenance and scheduling software	5/2025	6.8%	342.8	342.8
Penn Detroit Diesel Allison, LLC	Distributor of aftermarket parts to the heavy-duty truck industry	12/2023	8.0%	62.9	62.9
Precinmac (US) Holdings Inc. and Trimaster Manufacturing Inc. (3)(4)	Manufacturer of high-tolerance precision machined components and assemblies for the aerospace and defense industry	8/2027	7.0%	203.3	201.2
THG Acquisition, LLC (3)	Multi-line insurance broker	12/2026	6.8%	292.8	292.8
Towne Holdings, Inc.	Parking management and hospitality services provider	5/2022	9.8%	131.9	114.8
Walnut Parent, Inc. (3)	Manufacturer of natural solution pest and animal control products	11/2027	6.5%	312.6	312.6
				$3,710.6	$3,657.4
_______________________________________________________________________________

(1)Represents the weighted average annual stated interest rate as of September 30, 2021. All stated interest rates are payable in cash, except for portions of the stated interest rates which are payment-in-kind for investments in Center for Autism and Related Disorders, LLC, Emergency Communications Network, LLC, Excelligence Learning Corporation and Towne Holdings, Inc.

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

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2021 and 2020

Operating results for the three and nine months ended September 30, 2021 and 2020 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Total investment income	$442	$352	$1,291	$1,071
Total expenses	253	182	771	494
Net investment income before income taxes	189	170	520	577
Income tax expense, including excise tax	5	4	21	12
Net investment income	184	166	499	565
Net realized gains (losses) on investments, foreign currency and other transactions	149	(25)	267	17
Net unrealized gains (losses) on investments, foreign currency and other transactions	1	300	462	(476)
Realized loss on extinguishment of debt	—	—	(43)	—
Net increase in stockholders’ equity resulting from operations	$334	$441	$1,185	$106

Net income can vary substantially from period to period due to various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net increase in stockholders’ equity resulting from operations may not be meaningful.

Investment Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Interest income from investments	$317	$280	$911	$865
Capital structuring service fees	59	12	190	56
Dividend income	54	37	158	109
Other income	12	23	32	41
Total investment income	$442	$352	$1,291	$1,071

Interest income from investments for the three and nine months ended September 30, 2021 increased from the comparable periods in 2020 primarily as a result of the increase in the average size of our portfolio. The increase in interest income for the nine months ended September 30, 2021 as compared to the same period in 2020 was partially offset against a decrease in the weighted average yield of our portfolio. The decline in the weighted average yield for the nine months ended September 30, 2021, as compared to the same period in 2020 was primarily due to the portfolio rotation into lower yielding senior secured loans and the decline in LIBOR. The average three-month LIBOR during the three and nine months ended September 30, 2021 was 0.10% and 0.15%, respectively, compared to 0.25% and 0.80%, respectively, during the comparable periods in 2020. Despite the decline in LIBOR, the impact on our portfolio was not as significant given the majority of our floating rate investments have LIBOR floors. The average size and weighted average yield of our portfolio at amortized cost for the three and nine months ended September 30, 2021 and 2020 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Average size of portfolio	$17,362	$14,976	$16,498	$15,082
Weighted average yield on portfolio	8.0%	7.9%	8.0%	8.1%

Capital structuring service fees for the three and nine months ended September 30, 2021 increased from the comparable periods in 2020 primarily due to an increase in new investment commitments during the three and nine months ended September 30, 2021, compared to the same periods in 2020. The new investment commitments and weighted average capital structuring service fee percentages for the three and nine months ended September 30, 2021 and 2020 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
New investment commitments	$3,110	$706	$9,707	$2,836
Weighted average capital structuring service fee percentages	1.9%	1.8%	2.0%	2.0%

Dividend income for the three and nine months ended September 30, 2021 and 2020 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Dividend income received from IHAM	$23	$19	$65	$54
Recurring dividends	30	17	75	53
Non-recurring dividends	1	1	18	2
Total dividend income	$54	$37	$158	$109

Recurring dividend income for the three and nine months ended September 30, 2021 increased from comparable periods in 2020 primarily due to an increase in yielding preferred equity investments.

Operating Expenses

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Interest and credit facility fees	$94	$77	$267	$235
Base management fees	65	53	184	161
Income based fees	53	42	158	127
Capital gains incentive fees(1)	30	—	133	(58)
Administrative fees	4	3	11	10
Other general and administrative	7	7	18	19
Total expenses	$253	$182	$771	$494
_______________________________________________________________________________

(1)Calculated in accordance with U.S. generally accepted accounting principles (”GAAP”) as discussed below.

Interest and credit facility fees for the three and nine months ended September 30, 2021 and 2020 were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Stated interest expense	$76	$64	$222	$203
Credit facility fees	9	4	23	10
Amortization of debt issuance costs	9	7	19	16
Net accretion of discount on notes payable	—	2	3	6
Total interest and credit facility fees	$94	$77	$267	$235

Stated interest expense for the three and nine months ended September 30, 2021 increased from the comparable periods in 2020 primarily due to the increase in the average principal amount of debt outstanding. Our debt to equity ratio increased to 1.17x as of September 30, 2021 from 1.10x as of September 30, 2020 primarily as a result of an increase in the total debt outstanding, which increased our interest expense. The increase in our weighted average stated interest rate for the three months ended September 30, 2021 from the comparable period in 2020 was primarily due to the lower utilization of our lower cost revolving facilities. The decrease in our weighted average stated interest rate for the nine months ended September 30, 2021 from the comparable period in 2020 was primarily due to the issuance of lower cost unsecured notes as well as the decline in LIBOR, which lowered the interest rate on our revolving facilities. Average debt outstanding and weighted average stated interest rate on our debt outstanding for the three and nine months ended September 30, 2021 and 2020 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Average debt outstanding	$9,409	$7,495	$8,869	$7,635
Weighted average stated interest rate on debt	3.3%	3.5%	3.3%	3.5%

Credit facility fees for the three and nine months ended September 30, 2021 were higher from the comparable periods in 2020 primarily due to the lower utilization of our revolving facilities resulting in higher unused commitment fees.

Base management fees for the three and nine months ended September 30, 2021 increased from the comparable periods in 2020 primarily due to the increase in the average size of our portfolio for the three and nine months ended September 30, 2021 as compared to the comparable periods in 2020.

Income based fees for the three and nine months ended September 30, 2021 increased from the comparable periods in 2020 primarily due to the pre-incentive fee net investment income, as defined in the investment advisory and management agreement, for the three and nine months ended September 30, 2021 being higher than in the comparable periods in 2020.

For the three and nine months ended September 30, 2021, the capital gains incentive fee calculated in accordance with GAAP was $30 million and $133 million, respectively. For the three months ended September 30, 2020, there was no capital gains incentive fee calculated in accordance with GAAP. For the nine months ended September 30, 2020, the reduction in the capital gains incentive fee expense calculated in accordance with GAAP was $58 million. The capital gains incentive fee accrual for the nine months ended September 30, 2021 changed from the comparable period in 2020 primarily due to net gains on investments, foreign currency, other transactions and the extinguishment of debt of $686 million compared to net losses of $459 million for the nine months ended September 30, 2020. The capital gains incentive fee accrued under GAAP includes an accrual related to unrealized capital appreciation, whereas the capital gains incentive fee actually payable under our investment advisory and management agreement does not. There can be no assurance that such unrealized capital appreciation will be realized in the future. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. As of September 30, 2021, there was $133 million of capital gains incentive fee accrued in accordance with GAAP. As of September 30, 2021, there was no capital gains incentive fee actually payable under our investment advisory and management agreement. See Note 3 to our consolidated financial statements for the three and nine months ended September 30, 2021, for more information on the base management fees, income based fees and capital gains incentive fees.

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

Administrative fees represent fees paid to Ares Operations for our allocable portion of overhead and other expenses incurred by Ares Operations in performing its obligations under the administration agreement, including our allocable portion of the compensation, rent and other expenses of certain of our corporate officers and their respective staffs. See Note 3 to our consolidated financial statements for the three and nine months ended September 30, 2021, for more information on the administrative fees.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three and nine months ended September 30, 2021, we recorded a net expense of $7 million and $19 million, respectively, for U.S. federal excise tax. For the three and nine months ended September 30, 2020, we recorded a net expense of $4 million and $11 million, respectively, for U.S. federal excise tax.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three and nine months ended September 30, 2021, we recorded a net tax (benefit) expense of $(1) million and $3 million, respectively, for these subsidiaries. For the three and nine months ended September 30, 2020, we recorded a net tax expense of $1 million and $1 million, respectively, for these subsidiaries. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of realized gains from the exits of investments held by such taxable subsidiaries during the respective period.

Net Realized Gains/Losses

The net realized gains (losses) from the sales, repayments or exits of investments during the three and nine months ended September 30, 2021 and 2020 were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Sales, repayments or exits of investments(1)	$2,185	$448	$6,904	$3,124
Net realized gains on investments:
Gross realized gains	233	9	395	87
Gross realized losses	(110)	(32)	(137)	(65)
Total net realized gains (losses) on investments	$123	$(23)	$258	$22
_______________________________________________________________________________

(1)Includes $201 million and $1,049 million of loans sold to IHAM and certain vehicles managed by IHAM during the three and nine months ended September 30, 2021, respectively, and $19 million and $798 million during the comparable periods in 2020, respectively. Net realized losses of $1 million and $5 million were recognized on these transactions with IHAM during the three and nine months ended September 30, 2021, respectively. Net realized losses of $0 million and $21 million were recognized on these transactions with IHAM during the three and nine months ended September 30, 2020, respectively. See Note 4 to our consolidated financial statements for the three and nine months ended September 30, 2021 for more information on IHAM and its managed vehicles.

The net realized gains on investments during the three months ended September 30, 2021 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
SVP-Singer Holdings Inc. and SVP-Singer Holdings LP	$110
RMCF III CIV XXIX, L.P	30
GB Auto Service, Inc. and GB Auto Service Holdings, LLC	29
ChargePoint Holdings, Inc.	17
PERC Holdings 1 LLC	11
NECCO Holdings, Inc. and New England Confectionery Company, Inc.	(12)
Garden Fresh Restaurant Corp. and GFRC Holdings LLC	(24)
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc.	(58)
Other, net	20
Total	$123

During the three months ended September 30, 2021, we also recognized net realized gains on foreign currency and other transactions of $26 million.

The net realized losses on investments during the three months ended September 30, 2020 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Nodality, Inc.	$(12)
Other, net	(11)
Total	$(23)

During the three months ended September 30, 2020, we also recognized net realized losses on foreign currency and other transactions of $2 million.

The net realized gains on investments during the nine months ended September 30, 2021 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
SVP-Singer Holdings Inc. and SVP-Singer Holdings LP	$110
Blue Angel Buyer 1, LLC and Blue Angel Holdco, LLC	46
RMCF III CIV XXIX, L.P	30
GB Auto Service, Inc. and GB Auto Service Holdings, LLC	29
Evolent Health LLC and Evolent Health, Inc.	21
BW Landco LLC	21
Mavis Tire Express Services Topco Corp., Metis HoldCo, Inc., and Metis TopCo, LP	18
ChargePoint Holdings, Inc.	17
Crown Health Care Laundry Services, LLC and Crown Laundry Holdings, LLC	11
PERC Holdings 1 LLC	11
NECCO Holdings, Inc. and New England Confectionery Company, Inc.	(12)
Garden Fresh Restaurant Corp. and GFRC Holdings LLC	(24)
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc.	(58)
Other, net	38
Total	$258

During the nine months ended September 30, 2021, we also recognized net realized gains on foreign currency transactions of $9 million.

During the nine months ended September 30, 2021, we redeemed the entire $230 million in aggregate principal amount outstanding of the unsecured notes that were scheduled to mature on April 15, 2047 (the “2047 Notes”) in accordance with the terms of the indenture governing the 2047 Notes. The 2047 Notes were redeemed at par plus accrued and unpaid interest for a total redemption price of approximately $233 million, which resulted in a realized loss on the extinguishment of debt of $43 million. The $186 million carrying value of the 2047 Notes at the time of redemption represented the aggregate principal amount of the 2047 Notes less the unaccreted purchased discount recorded in connection with the Allied Acquisition.

The net realized gains on investments during the nine months ended September 30, 2020 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
UL Holding Co., LLC	$21
PERC Holdings 1 LLC	16
Dynatrace, Inc.	11
Nodality, Inc.	(12)
Other, net	(14)
Total	$22

During the nine months ended September 30, 2020, we also recognized net realized losses on foreign currency transactions of $5 million.

Net Unrealized Gains/Losses

We value our portfolio investments quarterly and the changes in value are recorded as unrealized gains or losses in our consolidated statement of operations. Net unrealized gains and losses on investments for the three and nine months ended September 30, 2021 and 2020 were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Unrealized appreciation	$230	$375	$612	$271
Unrealized depreciation	(127)	(104)	(118)	(783)
Net unrealized (appreciation) depreciation reversed related to net realized gains or losses(1)	(91)	35	(37)	36
Total net unrealized gains (losses) on investments	$12	$306	$457	$(476)
_______________________________________________________________________________

(1)The net unrealized (appreciation) depreciation reversed related to net realized gains or losses represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior period.

During the nine months ended September 30, 2020, our operating results were negatively impacted by the uncertainty surrounding the COVID-19 pandemic, which caused severe disruptions in the global economy and negatively impacted the fair value and performance of certain portfolio companies in our investment portfolio. For the nine months ended September 30, 2020, the net unrealized losses recorded on investments were primarily due to the impact of the COVID-19 pandemic, including from business shutdowns, government restrictions and/or possible additional liquidity needs of certain of our portfolio companies. For the nine months ended September 30, 2021, the net unrealized gains on investments were primarily due to the reversal of net unrealized depreciation recorded during 2020 as a result of the COVID-19 pandemic as values recovered in 2021, as well as an increase in the fair value of certain of our portfolio company investments.

The changes in net unrealized appreciation and depreciation on investments during the three months ended September 30, 2021 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Ivy Hill Asset Management, L.P.	$19
CoreLogic, Inc. and T-VIII Celestial Co-Invest LP	14
OTG Management, LLC	11
Other, net	59
Total	$103
During the three months ended September 30, 2021, we also recognized net unrealized losses on foreign currency and other transactions of $11 million.

The changes in net unrealized appreciation and depreciation on investments during the three months ended September 30, 2020 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
SVP-Singer Holdings Inc. and SVP-Singer Holdings LP	$70
Senior Direct Lending Program, LLC	46
Ivy Hill Asset Management, L.P.	23
Evolent Health LLC and Evolent Health, Inc.	12
Production Resource Group, L.L.C.	(16)
OTG Management, LLC	(22)
Other, net	158
Total	$271

During the three months ended September 30, 2020, we also recognized net unrealized losses on foreign currency and other transactions of $6 million.

The changes in net unrealized appreciation and depreciation on investments during the nine months ended September 30, 2021 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Ivy Hill Asset Management, L.P.	$47
Sundance Energy, Inc.	38
Heelstone Renewable Energy, LLC	26
OTG Management, LLC	26
ADG, LLC and RC IV GEDC Investor LLC	22
Microstar Logistics LLC, Microstar Global Asset Management LLC, MStar Holding Corporation and Kegstar USA Inc.	14
CoreLogic, Inc. and T-VIII Celestial Co-Invest LP	13
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	12
T1 Power Holdings LLC	12
Athenahealth, Inc., VVC Holding Corp., Virence Intermediate Holding Corp., and Virence Holdings LLC	12
Cheyenne Petroleum Company Limited Partnership, CPC 2001 LLC and Mill Shoals LLC	11
North American Science Associates, LLC, Cardinal Purchaser LLC and Cardinal Topco Holdings, L.P.	11
Reef Lifestyle, LLC	11
Visual Edge Technology, Inc.	(11)
QC Supply, LLC	(16)
Other, net	266
Total	$494

During the nine months ended September 30, 2021, we also recognized net unrealized gains on foreign currency and other transactions of $5 million.

The changes in net unrealized appreciation and depreciation on investments during the nine months ended September 30, 2020 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
SVP-Singer Holdings Inc. and SVP-Singer Holdings LP	$107
Teasdale Foods, Inc. and Familia Group Holdings Inc.	12
Absolute Dental Group LLC and Absolute Dental Equity, LLC	11
MW Dental Holding Corp.	(11)
Cipriani USA, Inc.	(12)
FWR Holding Corporation	(12)
Alcami Corporation and ACM Holdings I, LLC	(12)
Cheyenne Petroleum Company Limited Partnership	(13)
Sundance Energy, Inc.	(14)
Implus Footcare, LLC	(14)
Birch Permian, LLC	(19)
Varsity Brands Holding Co., Inc.	(20)
Centric Brands Inc.	(21)
Penn Virginia Holding Corp.	(23)
Garden Fresh Restaurant Corp.	(24)
Microstar Logistics LLC	(25)
VPROP Operating, LLC and Vista Proppants and Logistics, LLC	(50)
Production Resource Group, L.L.C.	(56)
OTG Management, LLC	(107)
Other, net	(209)
Total	$(512)

During the nine months ended September 30, 2020, we did not recognize any net unrealized gains or losses on foreign currency and other transactions.

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

In accordance with the Investment Company Act, we are allowed to borrow amounts such that our asset coverage, calculated pursuant to the Investment Company Act, is at least 150% after such borrowings (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). As of September 30, 2021, we had $1,193 million in cash and cash equivalents and $9.9 billion in total aggregate principal amount of debt outstanding ($9.9 billion at carrying value) and our asset coverage was 185%. Subject to borrowing base and other restrictions, we had approximately $5.1 billion available for additional borrowings under the Facilities as of September 30, 2021.

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

Equity Capital Activities

As of September 30, 2021 and December 31, 2020, our total equity market capitalization was $9.4 billion and $7.1 billion, respectively.

We may from time to time issue and sell shares of our common stock through public or “at the market” offerings. In connection with the issuance of our common stock, we issued and sold the following shares of common stock during the nine months ended September 30, 2021:

(in millions, except per share amount) Issuances of Common Stock	Number of Shares Issued	Gross Proceeds	Underwriting Fees/Offering Expenses	Net Proceeds	Average Offering Price Per Share
Public offerings	26.5	$513.8	$19.0	$494.8	$18.71	(1)
“At the market” offerings	9.9	$195.7	$3.3	$192.4	$19.72
Total	36.4	$709.5	$22.3	$687.2
________________________________________

(1)    14.0 million and 12.5 million shares were sold to the underwriters for a price of $17.85 per share and $18.75 per share, respectively, which the underwriters were then permitted to sell at variable prices to the public.

“At the Market” Offerings

As of the start of the third quarter of 2021, we were party to amended and restated equity distribution agreements with two sales agents (the “Equity Distribution Agreements”), pursuant to which we may from time to time issue and sell, by means of “at the market” offerings, up to $500 million shares of our common stock. Subject to the terms and conditions of the Equity Distribution Agreements, sales of common stock, if any, may be made in transactions that are deemed to be an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. During the three months ended September 30, 2021, we issued and sold approximately 2.9 million shares of common stock under the existing Equity Distribution Agreements, with net proceeds totaling $58.0 million, after giving effect to sales agents’ commissions and certain offering expenses of approximately $0.9 million. As of September 30, 2021, common stock with an aggregate offering amount of $441 million remained available for issuance under the Equity Distribution Agreements. See “Recent Developments,” as well as Note 14 to our consolidated financial statements for the three and nine months ended September 30, 2021 for a subsequent event relating to our “at the market” offerings.

Stock Repurchase Program

We are authorized under our stock repurchase program to purchase up to $500 million in the aggregate of our outstanding common stock in the open market at certain thresholds below our net asset value per share, in accordance with the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any share repurchases will be determined by us, in our sole discretion, based upon an evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The stock repurchase program does not require us to repurchase any specific number of shares of common stock or any shares of common stock at all. Consequently, we cannot assure stockholders that any specific number of shares of common stock, if any, will be repurchased under the stock repurchase program. The expiration date of the stock repurchase program is February 15, 2022. The program may be suspended, extended, modified or discontinued at any time. As of September 30, 2021, there was $500 million available for additional repurchases under the program.

During the nine months ended September 30, 2021, we did not repurchase any shares of our common stock in the open market under the stock repurchase program. During the nine months ended September 30, 2020, we repurchased a total of 8.5 million shares of our common stock in the open market under the stock repurchase program for $100 million. The shares were repurchased at an average price of $11.83 per share, including commissions paid.

Price Range of Common Stock

The following table sets forth, for the first three quarters of the year ending December 31, 2021 and each fiscal quarter for the fiscal years ended December 31, 2020 and 2019, the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock, the closing sales price as a premium (discount) to net asset value and the dividends or distributions declared by us. On October 22, 2021, the last reported closing sales price of our common stock on The NASDAQ Global Select Market was $21.26 per share, which represented a premium of approximately 14.79% to the net asset value per share reported by us as of September 30, 2021.

	Net Asset Value(1)	Price Range		High Sales Price Premium (Discount) to Net Asset Value(2)	Low Sales Price Premium (Discount) to Net Asset Value(2)	Cash Dividend Per Share(3)
		High	Low
Year ended December 31, 2019
First Quarter	$17.21	$17.48	$15.28	1.57%	(11.21)%	$0.48	(4)
Second Quarter	$17.27	$18.12	$17.22	4.92%	(0.29)%	$0.40
Third Quarter	$17.26	$19.19	$17.99	11.18%	4.23%	$0.40
Fourth Quarter	$17.32	$19.02	$18.10	9.82%	4.50%	$0.40
Year ended December 31, 2020
First Quarter	$15.58	$19.23	$8.08	23.43%	(48.14)%	$0.40
Second Quarter	$15.83	$16.20	$9.13	2.34%	(42.32)%	$0.40
Third Quarter	$16.48	$15.02	$13.27	(8.86)%	(19.48)%	$0.40
Fourth Quarter	$16.97	$17.28	$13.82	1.83%	(18.56)%	$0.40
Year ending December 31, 2021
First Quarter	$17.45	$19.23	$16.51	10.20%	(5.39)%	$0.40
Second Quarter	$18.16	$19.97	$18.29	9.97%	0.72%	$0.40
Third Quarter	$18.52	$20.43	$19.52	10.31%	5.40%	$0.41
Fourth Quarter (through October 22, 2021)	*	$21.26	$20.63	*	*	$0.41
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

Debt Capital Activities

Our debt obligations consisted of the following as of September 30, 2021 and December 31, 2020:

	As of
	September 30, 2021					December 31, 2020
(in millions)	Total Aggregate Principal Amount Available/ Outstanding(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Available/ Outstanding(1)		Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$4,232	(2)	$874	$874		$3,617	(2)	$1,180	$1,180
Revolving Funding Facility	1,525		763	763		1,525		1,028	1,028
SMBC Funding Facility	800	(3)	—	—		725	(3)	453	453
BNP Funding Facility	300		—	—		300		150	150
2022 Convertible Notes	388		388	386	(4)	388		388	383	(4)
2024 Convertible Notes	403		403	394	(4)	403		403	392	(4)
2022 Notes	600		600	600	(4)	600		600	598	(4)
2023 Notes	750		750	748	(4)	750		750	747	(4)
2024 Notes	900		900	897	(4)	900		900	896	(4)
March 2025 Notes	600		600	596	(4)	600		600	595	(4)
July 2025 Notes	1,250		1,250	1,261	(5)	750		750	742	(5)
January 2026 Notes	1,150		1,150	1,142	(4)	1,150		1,150	1,141	(4)
July 2026 Notes	1,000		1,000	988	(4)	—		—	—	(4)
2028 Notes	1,250		1,250	1,246	(4)	—		—	—	(4)
2047 Notes	—		—	—	(6)	230		230	186	(6)
Total	$15,148		$9,928	$9,895		$11,938		$8,582	$8,491
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

The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all our debt outstanding as of September 30, 2021 were 3.2% and 3.6 years, respectively, and as of December 31, 2020 were 3.4% and 4.2 years, respectively.

The ratio of total principal amount of debt outstanding to stockholders’ equity as of September 30, 2021 was 1.17:1.00 compared to 1.20:1.00 as of December 31, 2020.

Revolving Credit Facility

We are party to a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), that allows us to borrow up to $4.2 billion at any one time outstanding. The Revolving Credit Facility consists of a $874 million term loan tranche and a $3.4 billion revolving tranche. For $824 million of the term loan tranche, the stated maturity date is March 31, 2026. For the remaining $50 million of the term loan tranche, the stated maturity date is March 30, 2025. For $3.2 billion of the revolving tranche, the end of the revolving period and the stated maturity date are March 31, 2025 and March 31, 2026, respectively. For the remaining $150 million of the revolving tranche, the end of the revolving period and the stated maturity date are March 30, 2024 and March 30, 2025, respectively. The Revolving Credit Facility also provides for a feature that allows us, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of $5.9 billion. The interest rate charged on the Revolving Credit Facility is based on an applicable spread of either 1.75% or 1.875% over LIBOR or 0.75% or 0.875% over an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility), in each case, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of September 30, 2021, the interest rate in effect was LIBOR plus 1.75%. We are also required to pay a letter of credit fee of either 2.00% or 2.125% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. Additionally, we are required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. As of September 30, 2021, there was $874 million outstanding under the Revolving Credit Facility and we were in compliance in all material respects with the terms of the Revolving Credit Facility.

Revolving Funding Facility

We and our consolidated subsidiary, Ares Capital CP Funding LLC (“Ares Capital CP”), are party to a revolving funding facility (as amended, the “Revolving Funding Facility”), that allows Ares Capital CP to borrow up to $1.5 billion at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility are January 31, 2023 and January 31, 2025, respectively. The interest rate charged on the Revolving Funding Facility is based on LIBOR plus 2.00% per annum or a “base rate” (as defined in the agreements governing the Revolving Funding Facility) plus 1.00% per annum. Ares Capital CP is also required to pay a commitment fee of between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility. As of September 30, 2021, there was $763 million outstanding under the Revolving Funding Facility and we and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

SMBC Funding Facility

We and our consolidated subsidiary, Ares Capital JB Funding LLC (“ACJB”), are party to a revolving funding facility (as amended, the “SMBC Funding Facility”), with ACJB, as the borrower, and Sumitomo Mitsui Banking Corporation, as the administrative agent and collateral agent, that allows ACJB to borrow up to $800 million at any one time outstanding. The SMBC Funding Facility also provides for a feature that allows ACJB, subject to receiving certain consents, to increase the overall size of the SMBC Funding Facility to $1.0 billion. The SMBC Funding Facility is secured by all of the assets held by ACJB. The end of the reinvestment period and the stated maturity date for the SMBC Funding Facility are May 28, 2024 and May 28, 2026, respectively. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement. The interest rate charged on the SMBC Funding Facility is based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over a “base rate” (as defined in the agreements governing the SMBC Funding Facility), in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. As of September 30, 2021, the interest rate in effect was LIBOR plus 1.75%. ACJB is also required to pay a commitment fee of between 0.50% and 1.00% per annum depending on the size of the unused portion of the SMBC Funding Facility. As of September 30, 2021, there were no amounts outstanding under the SMBC Funding Facility and we and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

BNP Funding Facility

We and our consolidated subsidiary, ARCC FB Funding LLC (“AFB”), are party to a revolving funding facility (as amended, the “BNP Funding Facility”) with AFB, as the borrower, and BNP Paribas, as the administrative agent and lender, that allows AFB to borrow up to $300 million at any one time outstanding. The BNP Funding Facility is secured by all of the assets held by AFB. The end of the reinvestment period and the stated maturity date for the BNP Funding Facility are June 11, 2023 and June 11, 2025, respectively. The reinvestment period and the stated maturity date are both subject to a one-year extension by mutual agreement. The interest rate charged on the BNP Funding Facility is based on three month LIBOR (subject to a floor of 0.00%), or a “base rate” (as defined in the agreements governing the BNP Funding Facility) plus a margin of (i) 1.80% during the reinvestment period and (ii) 2.30% following the reinvestment period. Beginning on December 11, 2020, AFB is required to pay a commitment fee of between 0.00% and 1.25% per annum depending on the size of the unused portion of the BNP Funding Facility. As of September 30, 2021, there were no amounts outstanding under the BNP Funding Facility and we and AFB were in compliance in all material respects with the terms of the BNP Funding Facility.

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

In certain circumstances, assuming the respective conversion date below has not already passed, the Convertible Unsecured Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at their respective conversion rates (listed below as of September 30, 2021) subject to customary anti-dilution adjustments and the requirements of their respective indenture (the “Convertible Unsecured Notes Indentures”).To the extent the 2022 Convertible Notes are converted, we have elected to settle in cash for all conversion dates after August 1, 2021. Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Unsecured Notes only under certain circumstances set forth in the Convertible Unsecured Notes Indentures. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding the maturity date for the 2022 Convertible Notes and the second scheduled trading day immediately preceding the maturity date for the 2024 Convertible Notes, holders may convert their Convertible Unsecured Notes at any time. In addition, if we engage in certain corporate events as described in their respective Convertible Unsecured Notes Indenture, holders of the Convertible Unsecured Notes may require us to repurchase for cash all or part of the Convertible Unsecured Notes at a repurchase price equal to 100% of the principal amount of the Convertible Unsecured Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

Certain key terms related to the convertible features for each of the Convertible Unsecured Notes as of September 30, 2021 are listed below.

	2022 Convertible Notes	2024 Convertible Notes
Conversion premium	15.0%	15.0%
Closing stock price at issuance	$16.86	$17.29
Closing stock price date	January 23, 2017	March 5, 2019
Conversion price(1)	$19.02	$19.88
Conversion rate (shares per one thousand dollar principal amount)(1)	52.5674	50.2930
Conversion dates	August 1, 2021	December 1, 2023
________________________________________

(1) Represents conversion price and conversion rate, as applicable, as of September 30, 2021, taking into account any applicable de minimis adjustments that will be made on the conversion date.

Unsecured Notes

We issued certain unsecured notes (each issuance of which is referred to herein using the “defined term” set forth under the “Unsecured Notes” column of the table below and collectively referred to as the “Unsecured Notes”), that pay interest semi-annually, and all principal amounts are due upon maturity. Each of the Unsecured Notes may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indentures governing each of the Unsecured Notes, plus any accrued and unpaid interest. Certain key terms related to the features for the Unsecured Notes as of September 30, 2021 are listed below.

(dollar amounts in millions) Unsecured Notes	Aggregate Principal Amount Issued	Interest Rate	Original Issuance Date	Maturity Date
2022 Notes	$600	3.625%	September 19, 2016	January 19, 2022
2023 Notes	$750	3.500%	August 10, 2017	February 10, 2023
2024 Notes	$900	4.200%	June 10, 2019	June 10, 2024
March 2025 Notes	$600	4.250%	January 11, 2018	March 1, 2025
July 2025 Notes	$1,250	3.250%	January 15, 2020	July 15, 2025
January 2026 Notes	$1,150	3.875%	July 15, 2020	January 15, 2026
July 2026 Notes	$1,000	2.150%	January 13, 2021	July 15, 2026
2028 Notes	$1,250	2.875%	June 10, 2021	June 15, 2028

As of September 30, 2021, we were in compliance in all material respects with the terms of the Convertible Unsecured Notes Indentures and the indentures governing the Unsecured Notes.

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

See Note 5 to our consolidated financial statements for the three and nine months ended September 30, 2021 for more information on our debt obligations.

OFF BALANCE SHEET ARRANGEMENTS

We have various commitments to fund investments in our portfolio, as described below.

As of September 30, 2021 and December 31, 2020, we had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) our discretion:

	As of
(in millions)	September 30, 2021	December 31, 2020
Total revolving and delayed draw loan commitments	$2,785	$2,020
Less: funded commitments	(302)	(409)
Total unfunded commitments	2,483	1,611
Less: commitments substantially at our discretion	—	(29)
Less: unavailable commitments due to borrowing base or other covenant restrictions	(7)	(8)
Total net adjusted unfunded revolving and delayed draw loan commitments	$2,476	$1,574

Included within the total revolving and delayed draw loan commitments as of September 30, 2021 and December 31, 2020 were delayed draw loan commitments totaling $1.4 billion and $652 million, respectively. Our commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels).

Also included within the total revolving loan commitments as of September 30, 2021 were commitments to issue up to $344 million in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2021, we had $77 million in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For all these letters of credit issued and outstanding, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $5 million expire in 2021 and $72 million expire in 2022. As of September 30, 2021, none of the letters of credit issued and outstanding were recorded as a liability on our balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

We also have commitments to co-invest in the SDLP for our portion of the SDLP’s commitments to fund delayed draw loans to certain portfolio companies of the SDLP. See “Senior Direct Lending Program” above and Note 4 to our consolidated financial statements for the three and nine months ended September 30, 2021 for more information.

As of September 30, 2021 and December 31, 2020, we were party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

	As of
(in millions)	September 30, 2021	December 31, 2020
Total private equity commitments	$110	$111
Less: funded private equity commitments	(67)	(68)
Total unfunded private equity commitments	43	43
Less: private equity commitments substantially our discretion	(43)	(43)
Total net adjusted unfunded private equity commitments	$—	$—

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

RECENT DEVELOPMENTS

In October 2021, our board of directors authorized us to (a) enter into an equity distribution agreement with an additional sales agent and (b) amend and restate our existing Equity Distribution Agreements with each of Truist Securities, Inc. and Regions Securities LLC, in each case, to provide that we may from time to time issue and sell shares of common stock by means of “at the market” offerings having an aggregate offering price of up to $500 million through such sales agents. There can be no assurance that we will issue a specific amount of shares of our common stock, if any, through these, “at the market” offerings.

From October 1, 2021 through October 20, 2021, we made new investment commitments of approximately $1.5 billion, of which $1.3 billion were funded. Of these new commitments, 48% were in first lien senior secured loans, 30% were in second lien senior secured loans, 14% were in preferred equity and 8% were in other equity. Of the approximately $1.5 billion of new investment commitments, 82% were floating rate, 10% were fixed rate and 8% were non-income producing. The weighted average yield of debt and other income producing securities funded during the period at amortized cost was 7.5% and the weighted average yield on total investments funded during the period at amortized cost was 6.9%. We may seek to sell all or a portion of these new investment commitments, although there can be no assurance that we will be able to do so.

From October 1, 2021 through October 20, 2021, we exited approximately $415 million of investment commitments. Of the total investment commitments exited, 63% were first lien senior secured loans, 33% were second lien senior secured loans and 4% were subordinated certificates of the SDLP. All of the approximately $415 million of exited investment commitments were floating rate. The weighted average yield of debt and other income producing securities exited or repaid during the period at amortized cost was 8.1% and the weighted average yield on total investments exited or repaid during the period at amortized cost was 8.1%. On the approximately $415 million of investment commitments exited from October 1, 2021 through October 20, 2021, we recognized total net realized gains of approximately $5 million.

In addition, as of October 20, 2021, we had an investment backlog and pipeline of approximately $1.9 billion and $149 million, respectively. Investment backlog includes transactions approved by our investment adviser’s investment committee and/or for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore we believe are likely to close. Investment pipeline includes transactions where due diligence and analysis are in process, but no formal mandate, letter of intent or signed commitment have been issued. The consummation of any of the investments in this backlog and pipeline depends upon, among other things, one or more of the following: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. In addition, we may sell all or a portion of these investments and certain of these investments may result in the repayment of existing investments. We cannot assure you that we will make any of these investments or that we will sell all or any portion of these investments.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in conjunction with our risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in this Quarterly Report. See Note 2 to our consolidated financial statements for the three and nine months ended September 30, 2021, for more information on our critical accounting policies.

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

See Note 8 to our consolidated financial statements for the three and nine months ended September 30, 2021 for more information on our valuation process.

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

Investment valuation risk

Because there is not a readily available market value for most of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board of directors based on, among other things, the input of our management and audit committee and independent third-party valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12-month period (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” as well as Notes 2 and 8 to our consolidated financial statements for the three and nine months ended September 30, 2021 for more information relating to our investment valuation.

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

As of September 30, 2021, 80% of the investments at fair value in our portfolio bore interest at variable rates (including our investment in the SDLP Certificates which accounted for 5% of our total investments at fair value), 10% were non-interest earning, 9% bore interest at fixed rates and 1% were on non-accrual status. Additionally, excluding our investment in the SDLP Certificates, 91% of the remaining variable rate investments at fair value contained interest rate floors. The Revolving Credit Facility, the Revolving Funding Facility, the SMBC Funding Facility and the BNP Funding Facility bear interest at variable rates with no interest rate floors. The Unsecured Notes and the Convertible Unsecured Notes bear interest at fixed rates.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our September 30, 2021 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$309	$49	$260
Up 200 basis points	$167	$33	$134
Up 100 basis points	$29	$16	$13
Down 100 basis points	$—	$(2)	$2
Down 200 basis points	$—	$(2)	$2
Down 300 basis points	$—	$(2)	$2
________________________________________

(1)Excludes the impact of income based fees. See Note 3 to our consolidated financial statements for the three and nine months ended September 30, 2021 for more information on the income based fees.

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
________________________________________

(1)Excludes the impact of income based fees. See Note 3 to our consolidated financial statements for the three and nine months ended September 30, 2021 for more information on the income based fees.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2021, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

We are not subject to any material pending legal proceedings, and no such proceedings are known to be contemplated.

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

The COVID-19 pandemic (including the restrictive measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies. The COVID-19 pandemic is having a particularly adverse impact on industries in which certain of our portfolio companies operate, including energy, hospitality, travel, retail and restaurants. Certain of our portfolio companies in other industries have also been significantly impacted. The COVID-19 pandemic is continuing as of the filing date of this Quarterly Report, and its extended duration may have further adverse impacts on our portfolio companies after September 30, 2021, including for the reasons described below. Although the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020, which contains provisions intended to mitigate the adverse economic effects of the COVID-19 pandemic, and a second and third stimulus package on December 27, 2020 and March 11, 2021, respectively, which provided $900 billion and $1.9 trillion, respectively, in resources to small businesses and individuals as well as certain industries and state and local governments that have been adversely affected by the COVID-19 pandemic, it is uncertain whether, or how much, our portfolio companies have benefited or may benefit from such legislation or any other subsequent legislation intended to provide financial relief or assistance. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have drawn, particularly in the beginning of the COVID-19 pandemic, on a higher percentage of the available revolving loans made available by us. While the levels of draw on available revolving loans have generally returned to pre-COVID-19 pandemic levels, some of our portfolio companies with such available revolving loans may draw or continue to draw on such loans at a higher level than before the COVID-19 pandemic, subject to availability under the terms of such loans.

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

The COVID-19 pandemic has adversely impacted the fair value of certain of our investments, including those reported as of September 30, 2021, and the values reported may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the COVID-19 pandemic may not yet be fully reflected in the fair value of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often from a time period earlier, generally two to three months, than the quarter for which we are reporting. Additionally, we may not have yet received information or certifications from our portfolio companies that indicate the full and ongoing extent of declining performance or non-compliance with debt covenants, as applicable, as a result of the COVID-19 pandemic. As a result, our valuations, including those reported as of September 30, 2021, may not show the complete or continuing impact of the COVID-19 pandemic and the resulting restrictive measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may incur additional net unrealized or realized losses after September 30, 2021, which could have a material adverse effect on our business, financial condition and results of operations.

Despite actions of the U.S. federal government and foreign governments, the uncertainty surrounding the COVID-19 pandemic, including uncertainty regarding new variants of COVID-19 that have emerged in the United Kingdom, South Africa, and Brazil, and other factors have contributed to significant volatility in the global public equity markets and global debt capital markets, including the market price of shares of our common stock and the trading prices of our issued debt securities. Market conditions may make it difficult for us to raise equity capital because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. Pursuant to approval granted at a special meeting of stockholders, held on August 13, 2021, we are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. This stockholder approval expires on August 13, 2022. Moreover, these market conditions may make it difficult to access or obtain new indebtedness with similar terms to our existing indebtedness or otherwise have a negative effect on our cost of capital. See “Risk Factors-Risks Relating to Our Business-The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business and operations” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 10, 2021.

In response to the COVID-19 pandemic, Ares Management, the indirect owner of our investment adviser, instituted a work from home policy until it is deemed safe to return to the office. Such a policy of an extended period of remote working by our investment adviser and/or its affiliate’s employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts, that seek to exploit the COVID-19 pandemic.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Dividend Reinvestment Plan

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.

During the quarter ended September 30, 2021, as part of our dividend reinvestment plan for our common stockholders, we did not purchase any shares of our common stock in the open market in order to satisfy the reinvestment portion of our dividends.

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

During the quarter ended September 30, 2021, there were no repurchases of our common stock under our stock repurchase program. As of September 30, 2021, the approximate dollar value of shares that may yet be purchased under the program was $500 million.

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

Subsequent to completion of the Ares funds’ investment in Daisy, in connection with Ares’ routine quarterly survey of its investment funds’ portfolio companies, Daisy informed the Ares funds that it has customer contracts with Melli Bank Plc, Persia International Bank Plc and Bank Saderat PLC. Melli Bank Plc, Persia International Bank Plc and Bank Saderat PLC have been designated by the Office of Foreign Assets Control within the U.S. Department of Treasury pursuant to Executive Order 13324. Daisy generated a total of £84,806 in annual revenues (less than 0.02% of Daisy’s annual revenues) from its dealings with Melli Bank Plc, Persia International Bank Plc and Bank Saderat PLC and de minimis net profits. Daisy entered into the customer contracts with Melli Bank Plc, Persia International Bank Plc and Bank Saderat PLC prior to the Ares funds’ investment in Daisy.

Daisy has given notice of termination of the contracts to Melli Bank Plc, Persia International Bank Plc and Bank Saderat PLC. Following termination of the contracts, Daisy does not intend to engage in any further dealings or transactions with Melli Bank Plc, Persia International Bank Plc or Bank Saderat PLC.

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

ARES CAPITAL CORPORATION

Date: October 26, 2021	By	/s/ R. KIPP DEVEER
R. Kipp deVeer Chief Executive Officer

Date: October 26, 2021	By	/s/ PENNI F. ROLL
Penni F. Roll Chief Financial Officer

Date: October 26, 2021	By	/s/ SCOTT C. LEM
Scott C. Lem Chief Accounting Officer, Vice President and Treasurer