Form 10-K
period 2021-12-31
ARES CAPITAL CORP
filed 2022-02-09
CIK 1287750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2021, based on the closing price on that date of $19.59 on The NASDAQ Global Select Market, was approximately $8,659,785,910. As of February 2, 2022, there were 478,883,014 shares of the registrant’s common stock outstanding.

Portions of the registrant’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

ARES CAPITAL CORPORATION

PART I

Item 1.    Business

GENERAL

Ares Capital Corporation

Ares Capital Corporation, a Maryland corporation (together with its subsidiaries, where applicable, “Ares Capital” or the “Company,” which may also be referred to as “we,” “us” or “our”), is a specialty finance company that is a closed-end, non-diversified management investment company. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended, and the rules and regulations promulgated thereunder, the “Investment Company Act.” We were founded on April 16, 2004, were initially funded on June 23, 2004 and completed our initial public offering (“IPO”) on October 8, 2004. As of December 31, 2021, we were the largest publicly traded BDC by market capitalization in the United States with approximately $20.8 billion of total assets.

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

We invest primarily in first lien senior secured loans (including “unitranche” loans, which are loans that combine both senior and subordinated debt, generally in a first lien position), and second lien senior secured loans. In addition to senior secured loans, we also invest in subordinated debt (sometimes referred to as mezzanine debt), which in some cases includes an equity component, and preferred equity. First and second lien senior secured loans generally are senior debt instruments that rank ahead of subordinated debt of a given portfolio company. Subordinated debt and preferred equity are subordinated to senior loans and are generally unsecured. Our investments in corporate borrowers generally range between $30 million and $500 million each. However, the investment sizes may be more or less than these ranges and may vary based on, among other things, our capital availability, the composition of our portfolio and general micro- and macro-economic factors.

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

We believe that our investment adviser, Ares Capital Management, is able to leverage the current investment platform, resources and existing relationships of Ares Management with financial sponsors, financial institutions, hedge funds and other investment firms to provide us with attractive investment opportunities. For purposes of this document, we refer to Ares Management and its affiliated companies (other than portfolio companies of its affiliated funds) as “Ares.” In addition to deal flow, the Ares investment platform assists our investment adviser in analyzing, structuring and monitoring investments. Ares has been in existence for over 20 years and its partners have an average of approximately 25 years of experience in leveraged finance, private equity, distressed debt, commercial real estate finance, investment banking and capital markets. We have access to Ares’ investment professionals and administrative professionals, who provide assistance in accounting, finance, legal, compliance, operations, information technology and investor relations. As of December 31, 2021, Ares had over 750 investment professionals and over 1,350 administrative professionals.

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
Ares Management Corporation

Ares is a publicly traded, leading global alternative investment manager. As of December 31, 2021, Ares had over 2,100 employees in over 40 offices in more than 15 countries. Since its inception in 1997, Ares has adhered to a disciplined investment philosophy that focuses on delivering strong risk-adjusted investment returns throughout market cycles. Ares believes each of its distinct but complementary investment groups in credit, private equity, real estate, secondary solutions and strategic initiatives is a market leader based on assets under management and investment performance. Ares was built upon the fundamental principle that each group benefits from being part of the greater whole.

Ares Capital Management LLC

Ares Capital Management, our investment adviser, is served by an origination, investment and portfolio management team of approximately 145 U.S.-based investment professionals as of December 31, 2021 and led by certain partners of the Ares Credit Group: Kipp deVeer, Mitchell Goldstein and Michael Smith. Ares Capital Management leverages off of Ares’ investment platform and benefits from the significant capital markets, trading and research expertise of Ares’ investment professionals. Ares Capital Management’s investment committee has nine members primarily comprised of certain of the U.S.-based partners of the Ares Credit Group.

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

COMPETITIVE ADVANTAGES

We believe that we have the following competitive advantages over other capital providers to middle-market companies:

The Ares Platform

Ares operates integrated groups across credit, private equity, real estate, secondary solutions and strategic initiatives. We believe our affiliation with Ares provides a distinct competitive advantage through Ares’ originations, due diligence and marketing activities. In particular, we believe that the Ares platform provides us with an advantage through its deal flow generation and investment evaluation process. Ares’ asset management platform also provides additional market information, company knowledge and industry insight that benefit our investment and due diligence process. Ares’ professionals maintain extensive financial sponsor and intermediary relationships, which provide valuable insight and access to transactions and information.

Seasoned Investment Team

The investment professionals in the Ares Credit Group and members of our investment adviser’s investment committee have significant experience investing across market cycles. This experience provides us with a competitive advantage in identifying, originating, investing in and managing a portfolio of investments in middle-market companies.

Broad Origination Strategy

We focus on self-originating most of our investments by pursuing a broad array of investment opportunities in middle-market companies. We also leverage off of the extensive relationships of the broader Ares platform, including relationships with the portfolio companies in the IHAM Vehicles (as defined below), to identify investment opportunities. Additionally, our size and scale provide the opportunity to source attractive investments in some of our existing portfolio companies. Collectively, we believe these advantages allow for enhanced asset selectivity as we believe there is a significant relationship between proprietary deal origination and credit performance. We believe that this allows for asset selectivity and that there is a significant relationship between proprietary deal origination and credit performance. We believe that our focus on generating proprietary deal flow and lead investing also gives us greater control over capital structure, deal terms, pricing and documentation and enables us to actively manage our portfolio investments. Moreover, by leading the investment process, we are often able to secure controlling positions in credit tranches, thereby providing additional control in investment outcomes. We also have originated substantial proprietary deal flow from middle-market intermediaries, which often allows us to act as the sole or principal source of institutional capital to the borrower.

Scale and Flexible Transaction Structuring

We believe that being one of the largest BDCs makes us a more desirable and flexible capital provider, especially in competitive markets. We are flexible with the types of investments we make and the terms associated with those investments. We believe this approach and experience enables our investment adviser to identify attractive investment opportunities throughout economic cycles and across a company’s capital structure so we can make investments consistent with our stated investment objective and preserve principal while seeking appropriate risk adjusted returns. In addition, we have the flexibility to provide “one stop” financing with the ability to invest capital across the balance sheet and syndicate and hold larger investments than many of our competitors. We believe that the ability to underwrite, syndicate and hold larger investments benefits our stockholders by (a) potentially increasing net income and earnings through leadership of the investment process and making commitments in excess of our final investment, (b) increasing originated deal flow flexibility, (c) broadening market relationships and deal flow, (d) allowing us to optimize our portfolio composition and (e) allowing us to provide capital to a broader spectrum of middle-market companies, which we believe currently have limited access to capital from traditional lending sources. In addition, we believe that the ability to provide capital at every level of the balance sheet provides a strong value proposition to middle-market borrowers which supports meaningful deal sourcing and relative value analysis capabilities.

Experience with and Focus on Middle-Market Companies

Ares has historically focused on investments in middle-market companies and we benefit from this experience. In sourcing and analyzing deals, our investment adviser benefits from Ares’ extensive network of relationships focused on middle-market companies, including management teams, members of the investment banking community, private equity groups and other investment firms with whom Ares has had long-term relationships. We believe this network enables us to identify well-positioned prospective portfolio company investments. The Ares Credit Group works closely with Ares’ other investment professionals. As of December 31, 2021, Ares oversaw a portfolio of investments in over 3,100 companies, over 925 alternative credit investments and over 470 properties across over 60 industries, which provides access to an extensive network of relationships and insights into industry trends and the state of the capital markets.

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

Extensive Industry Focus

We seek to concentrate our investing activities in industries with a history of predictable and dependable cash flows and in which the Ares investment professionals have had extensive investment experience. Ares investment professionals have developed long-term relationships with management teams and management consultants in over 60 industries, and have accumulated substantial information and identified potential trends within these industries. In turn, we benefit from these relationships, information and identification of potential trends in making investments.

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

We have elected to be regulated as a BDC under the Investment Company Act and have elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). As with other companies regulated by the Investment Company Act, we are required to comply with certain substantive regulatory requirements. For example, we are not generally permitted to co-invest in any portfolio company in which a fund managed by

Ares or any of its downstream affiliates (other than us and our downstream affiliates) is also co-investing. On January 18, 2017, we received an order from the Securities and Exchange Commission (the “SEC”) that permits us and other BDCs and registered closed-end management investment companies managed by Ares to co-invest in portfolio companies with each other and with affiliated investment funds (the “Co-investment Exemptive Order”). Co-investments made under the Co-investment Exemptive Order are subject to compliance with certain conditions and other requirements, which could limit our ability to participate in a co-investment transaction. In addition, we are relying on a conditional exemptive order issued by the SEC on April 8, 2020 (the “Exemptive Relief”) that permits a BDC with an effective Co-investment Exemptive Order to allow an affiliated investment fund to participate in a follow-on investment in a portfolio company where such affiliated investment fund is not already invested. Although this relief expired on December 31, 2020, on January 5, 2021, the SEC stated that until March 31, 2022, it will not recommend enforcement action against any BDC with an existing co-investment order that relies on the Exemptive Relief. We may also otherwise co-invest with funds managed by Ares or any of its downstream affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures. There can be no guarantee that the Co- investment Exemptive Order will be further extended.

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

As of December 31, 2021, our asset coverage was 179%.

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

Our debt investments in corporate borrowers generally range between $30 million and $500 million each. However, the sizes of our investments may be more or less than these ranges and may vary based on, among other things, our capital availability, the composition of our portfolio and general micro- and macro-economic factors.

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

Structurally, subordinated debt usually ranks junior in priority of payment to senior secured loans and is often unsecured. However, subordinated debt ranks senior to preferred and common equity in a borrower’s capital structure. Subordinated debt investments generally offer lenders fixed returns in the form of interest payments and will often provide lenders an opportunity to participate in the capital appreciation of a borrower, if any, through an equity interest. This equity interest typically takes the form of preferred equity, an equity co-investment and/or warrants. The preferred equity, equity co-investment and warrants (if any) associated with a subordinated debt investment typically allow lenders to receive repayment of their debt principal on an agreed upon amortization schedule or at maturity while retaining their equity interest in the borrower. Equity issued in connection with subordinated debt also may include a “put” feature, which permits the holder to sell its equity interest back to the borrower at a price determined through an agreed formula.

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

We provide capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. As of December 31, 2021, we and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates. The SDLP Certificates pay a coupon equal to London Interbank Offered Rate (“LIBOR”) plus a stated spread and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, which may result in a return to the holders of the SDLP Certificates that is greater than the stated coupon. The SDLP Certificates are junior in right of payment to the senior notes and intermediate funding notes.

As of December 31, 2021, we and Varagon and its clients had agreed to make capital available to the SDLP of $6.2 billion in the aggregate, of which $1.4 billion is to be made available from us. We will continue to provide capital to the SDLP in the form of SDLP Certificates, and Varagon and its clients will provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP as discussed above.
For more information on the SDLP, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity—Senior Direct Lending Program” and Note 4 to our consolidated financial statements for the year ended December 31, 2021.

Ivy Hill Asset Management, L.P.

As of December 31, 2021, our portfolio company, Ivy Hill Asset Management, L.P. (“IHAM”), an asset management services company and an SEC-registered investment adviser, managed 20 vehicles and served as the sub-manager/sub-servicer for one other vehicle (such vehicles are collectively referred to as the “IHAM Vehicles”). As of December 31, 2021, IHAM had assets under management of approximately $9.5 billion. As of December 31, 2021, the amortized cost and fair value of our investment in IHAM was $781 million and $936 million, respectively. In connection with IHAM’s registration as a registered investment adviser, on March 30, 2012, we received exemptive relief from the SEC allowing us to, subject to certain conditions, own directly or indirectly up to 100% of IHAM’s outstanding equity interests and make additional investments in IHAM. From time to time, IHAM or certain IHAM Vehicles may purchase investments from us or sell investments to us, in each case for a price equal to the fair market value of such investments determined at the time of such transactions.

Industry Composition

We generally seek to invest in companies in the industries in which Ares’ investment professionals have direct expertise. The industries in the table listed below are where we have focused our investing activities; however, we may invest in other industries if we are presented with attractive opportunities.

The industrial and geographic compositions of our portfolio at fair value as of December 31, 2021 and 2020 were as follows:

	As of December 31,
	2021	2020
Industry
Software & Services	21.9%	15.1%
Health Care Services	10.8	17.3
Commercial & Professional Services	9.2	8.0
Diversified Financials	7.5	6.0
Insurance Services	5.8	4.0
Investment Funds and Vehicles(1)	5.2	7.5
Capital Goods	4.8	5.1
Automobiles & Components	4.6	5.5
Power Generation	4.5	5.2
Consumer Durables & Apparel	4.4	6.3
Consumer Services	3.9	7.1
Retailing and Distribution	2.8	1.9
Media & Entertainment	2.2	0.5
Food & Beverage	2.2	2.2
Materials	2.0	1.7
Other	8.2	6.6
Check	100.0%	100.0%
_______________________________________________________________________________

(1)Includes our investment in the SDLP, which had made first lien senior secured loans to 19 and 23 different borrowers as of December 31, 2021 and 2020, respectively. The portfolio companies in the SDLP are in industries similar to the companies in our portfolio.

	As of December 31,
	2021	2020
Geographic Region
West(1)	31.2%	24.9%
Midwest	27.9	26.0
Southeast	17.2	22.6
Mid-Atlantic	14.5	16.7
Northeast	4.8	7.1
International	4.4	2.7
Total	100.0%	100.0%
_______________________________________________________________________________

(1)Includes our investment in the SDLP, which represented 4.9% and 7.2% of the total investment portfolio at fair value as of December 31, 2021 and 2020, respectively.

As of December 31, 2021, loans on non-accrual status represented 0.8% and 0.5% of the total investments at amortized cost and at fair value, respectively. As of December 31, 2020, loans on non-accrual status represented 3.3% and 2.0% of the total investments at amortized cost and at fair value, respectively.

Since our IPO on October 8, 2004 through December 31, 2021, our exited investments resulted in an asset level realized gross internal rate of return to us of approximately 14% (based on original cash invested, net of syndications, of approximately $36.6 billion and total proceeds from such exited investments of approximately $46.9 billion). Internal rate of return is the discount rate that makes the net present value of all cash flows related to a particular investment equal to zero. Internal rate of return is gross of expenses related to investments as these expenses are not allocable to specific investments. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of a debt investment or sale of an investment or through the determination that no further consideration was collectible and, thus, a loss may have been realized. Approximately 57% of these exited investments resulted in an asset level realized gross internal rate of return to us of 10% or greater.

Additionally, since our IPO on October 8, 2004 through December 31, 2021, our realized gains have exceeded our realized losses by approximately $1.0 billion (excluding a one-time gain on the acquisition of Allied Capital Corporation (“Allied Capital”) in April 2010 (the “Allied Acquisition”) and realized gains/losses from the extinguishment of debt and other assets). For the same time period, our average annualized net realized gain rate was approximately 1.0% (excluding a one-time gain on the Allied Acquisition and realized gains/losses from the extinguishment of debt and other assets). Net realized gain/loss rates for a particular period are the amount of net realized gains/losses during such period divided by the average quarterly investments at amortized cost in such period.

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

In some cases, our debt and preferred equity investments may provide for a portion of the interest or dividends payable to be payment-in-kind (“PIK”). To the extent interest or dividends are PIK, they will be payable through the increase of the principal amount of the loan or preferred equity by the amount of interest or dividend due on the then-outstanding aggregate principal amount of such loan or preferred equity and is generally collected upon repayment of the outstanding principal or redemption of the equity, as applicable.

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

•incorporating call protection and interest rate floors for floating rate loans into the investment structure; and

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

ON-GOING RELATIONSHIPS WITH AND MONITORING OF PORTFOLIO COMPANIES

We closely monitor each investment we make, maintain a regular dialogue with both the management team and other stakeholders and seek specifically tailored financial reporting. In addition, senior investment professionals may take board seats or obtain board observation rights in connection with our portfolio companies. As of December 31, 2021, of our 387 portfolio companies, we were entitled to board seats or board observation rights on 22% of these companies and these companies represented approximately 33% of our portfolio at fair value.

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

Our investment adviser employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our investment adviser grades the credit risk of all investments on a scale of 1 to 4 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of origination or acquisition), although it may also take into account under certain circumstances the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The grade of a portfolio investment may be reduced or increased over time. The following is a description of each investment grade:

Investment grade	Description
4	Involves the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit.
3	Involves a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and the risk factors to our ability to ultimately recoup the cost of our investment are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a grade of 3.
2	Indicates that the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not more than 120 days past due. For investments graded 2, our investment adviser enhances its level of scrutiny over the monitoring of such portfolio company.
1	Indicates that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 1, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 1, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit. For investments graded 1, our investment adviser enhances its level of scrutiny over the monitoring of such portfolio company.

As of December 31, 2021, the weighted average grade of our portfolio at fair value was 3.1. For more information on our portfolio investment grades, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity.”

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

COMPETITION

Our primary competitors include public and private funds, commercial and investment banks, commercial finance companies, other BDCs and private equity funds, each of which we compete with for financing opportunities. Some of our competitors are substantially larger and have considerably greater financial and marketing resources than we do. For example, some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider more investments and establish more relationships than we do. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC. For more information concerning the competitive risks we face, see “Risk Factors—Risks Relating to Our Business—We operate in a highly competitive market for investment opportunities.”

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

STAFFING

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees or affiliates of our investment adviser, Ares Capital Management, and our administrator, Ares Operations, each of which is a subsidiary of Ares Management, pursuant to the terms of our investment advisory and management agreement and our administration agreement, respectively, each as described below. Each of our executive officers is an employee or affiliate of our investment adviser or our administrator. Our day-to-day investment activities are managed by our investment adviser. Most of the services necessary for the origination of our investment portfolio are provided by investment professionals employed by Ares Capital Management. Ares Capital Management had approximately 145 U.S.-based investment professionals as of December 31, 2021 who focus on origination, transaction development, investment and the ongoing monitoring of our investments. See “Investment Advisory and Management Agreement” below. We reimburse both our investment adviser and our administrator for a certain portion of expenses incurred in connection with such staffing, as described in more detail below. Because we have no employees, Ares Capital does not have a formal employee relations policy.

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
Notwithstanding the foregoing, if we are required by GAAP to record an investment at its fair value as of the time of acquisition instead of at the actual amount paid for such investment by us (including, for example, as a result of the application of the asset acquisition method of accounting), then solely for the purposes of calculating the capital gains incentive fee, the “accreted or amortized cost basis” of an investment shall be an amount (the “Contractual Cost Basis”) equal to (1) (x) the actual amount paid by us for such investment plus (y) any amounts recorded in our financial statements as required by GAAP that are attributable to the accretion of such investment plus (z) any other adjustments made to the cost basis included in our financial statements, including PIK interest or additional amounts funded (net of repayments) minus (2) any amounts recorded in our financial statements as required by GAAP that are attributable to the amortization of such investment, whether such calculated Contractual Cost Basis is higher or lower than the fair value of such investment (as determined in accordance with GAAP) at the time of acquisition.
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

Payment of Our Expenses

The services of all investment professionals and staff of our investment adviser, when and to the extent engaged in providing investment advisory and management services to us and routine overhead expenses of such personnel allocable to such services, are provided and paid for by our investment adviser. Under the investment advisory and management agreement, we bear all other costs and expenses of our operations and transactions, including, but not limited to, those relating to: organization; calculation of our net asset value (including, but not limited to, the cost and expenses of any independent valuation firm); expenses incurred by our investment adviser payable to third parties, including agents, consultants or other advisers, in monitoring our financial and legal affairs and in monitoring our investments (including the cost of consultants hired to develop information technology systems designed to monitor our investments) and performing due diligence on our prospective portfolio companies; interest payable on indebtedness, if any, incurred to finance our investments (including payments to third party vendors for financial information services); cost of rating agencies; offerings of our common stock and other securities; investment advisory and management fees; administration fees; fees payable to third parties, including agents, attorneys, consultants or other advisers, relating to, or associated with, evaluating, negotiating with and making investments in portfolio companies, regardless of whether such transactions are ultimately consummated; transfer agent and custodial fees; registration fees; listing fees; taxes; independent directors’ fees and expenses; costs of preparing and filing reports or other documents with the SEC; the costs of any reports, proxy statements or other notices to stockholders, including printing costs; to the extent we are covered by any joint insurance policies, our allocable portion of the insurance premiums for such policies; direct costs and expenses of administration, including auditor and legal costs; and all other expenses incurred by us or our administrator in connection with administering our business as described in more detail under “—Administration Agreement” below.

Duration, Termination and Amendment

At a meeting of our board of directors on May 26, 2021, our board of directors, including a majority of the directors who are not “interested persons” of the Company as defined in the Investment Company Act, voted to approve the continuation of our investment advisory and management agreement, which extended the terms of the agreement until June 6, 2022. Such meeting was held via videoconference pursuant to the exemptive relief granted under SEC Release No. 33897, dated June 19, 2020. Our board of directors ratified the approval of the continuation of our investment advisory and management agreement during an in-person meeting on October 21, 2021. See “Regulation.”

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

(iv)    the costs of the services provided by our investment adviser (including the base management fee, the income based fee and the capital gains incentive fee (including the applicable hurdle rates and conditions for the deferral of fee payments) and expense ratios) under the investment advisory and management agreement and comparative data based on publicly available information;

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

•Investment Performance. Our board of directors reviewed the long-term and short-term investment performance of the Company and our investment adviser, as well as comparative data based on publicly available information with respect to the long-term and short-term investment performance of other externally managed BDCs and their investment advisers. Our board of directors noted the longevity and consistency of the Company’s investment performance and determined that our investment adviser was delivering results consistent with the investment objective of the Company and that the Company’s investment performance was generally above average when compared to comparable BDCs, including based on one, three and five year time periods. Our board of directors further determined that in light of the performance history of the Company, our investment adviser’s extensive experience with our particular investment objectives and policies and our investment adviser’s commitment to the Company, our investment adviser was well-positioned to manage our investment performance, including through the volatile market conditions caused by the novel Coronavirus (“COVID-19”) pandemic, supply chain disruptions and inflationary pressures, with the approval of the investment advisory and management agreement.

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

ADMINISTRATION AGREEMENT

We are also party to an administration agreement, referred to herein as the “administration agreement”, with our administrator, Ares Operations. Our board of directors approved the continuation of our administration agreement on May 26, 2021, which extended the term of the agreement until June 1, 2022. Pursuant to the administration agreement, Ares Operations furnishes us with office equipment and clerical, bookkeeping and record keeping services at our office facilities. Under the administration agreement, Ares Operations also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology and investor relations, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Ares Operations assists us in determining and publishing our net asset value, assists us in providing managerial assistance to our portfolio companies, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the administration agreement are equal to an amount based upon our allocable portion of Ares Operations’ overhead and other expenses (including travel expenses) incurred by Ares Operations in performing its obligations under the administration agreement, including our allocable portion of the compensation, rent and other expenses of certain of our officers (including our chief compliance officer, chief financial officer, chief accounting officer, general counsel, secretary, treasurer and assistant treasurer) and their respective staffs. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

For the years ended December 31, 2021 and 2020, we incurred $15 million and $13 million, respectively, in administrative fees. As of December 31, 2021 and 2020, $4 million and $3 million, respectively, of the administrative fees were unpaid and included in “accounts payable and other liabilities” in the accompanying consolidated balance sheets.

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

The amount of leverage that we employ at any particular time will depend on our investment adviser’s and our board of directors’ assessments of market and other factors at the time of any proposed borrowing. As of February 2, 2022, we had $10.6 billion in total aggregate principal amount of debt outstanding under the various debt instruments. See “Risk Factors—Risks Relating to Our Business—We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing with us.” For more information on our debt, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” as well as Note 5 and Note 15 to our consolidated financial statements for the year ended December 31, 2021.

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

REGULATION

We have elected to be regulated as a BDC under the Investment Company Act and have elected to be treated as a RIC under the Code. As with other companies regulated by the Investment Company Act, a BDC must adhere to certain substantive regulatory requirements. The Investment Company Act contains prohibitions and restrictions relating to certain transactions between BDCs and certain affiliates (including any investment advisers or sub-advisers), principal underwriters and certain affiliates of those affiliates or underwriters. Among other things, we generally cannot co-invest in any portfolio company in which a fund managed by Ares or any of its downstream affiliates other than us and our downstream affiliates) is also co-investing. On January 18, 2017, we received the Co-investment Exemptive Order from the SEC that permits us and other business development companies and registered closed-end management investment companies managed by Ares to co-invest in portfolio companies with each other and with affiliated investment funds. Co-investments made under the Co-investment Exemptive Order are subject to compliance with certain conditions and other requirements contained in the Co-investment Exemptive Order, which could limit our ability to participate in a co-investment transaction. In addition, we are relying on the Exemptive Relief that permits a BDC with an effective Co-investment Exemptive Order to allow an affiliated investment fund to participate in a follow-on investment in a portfolio company where such affiliated investment fund is not already invested. Although this relief expired on December 31, 2020, on January 5, 2021, the SEC stated that, until March 31, 2022, it will not recommend enforcement action against any BDC with an existing co-investment order that relies on the Exemptive Relief. We may also co-invest with funds managed by Ares or any of its downstream affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures. There can be no guarantee that the Co-investment Exemptive Order will be further extended.

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

Under the Investment Company Act, we are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value per share of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. Pursuant to approval granted at a special meeting of stockholders held on August 13, 2021, we currently are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on August 13, 2022.

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

•The capital markets may experience periods of disruption and instability, including supply chain disruption and inflation. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business and operations.

•The COVID-19 pandemic has caused severe disruptions in the global economy, including supply chain disruptions, which have had, and may continue to have, a negative impact on our portfolio companies and our business and operations.

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

•We are exposed to risks associated with changes in interest rates, including the transition away from LIBOR and the adoption of alternative reference rates.

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

•Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.

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

Equity capital may be difficult to raise during such periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. We generally seek approval from our stockholders so that we have the flexibility to issue up to 25% of our then outstanding shares of our common stock at a price below net asset value. Pursuant to approval granted at a special meeting of stockholders held on August 13, 2021, we are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on August 13, 2022.

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

The COVID-19 pandemic has caused severe disruptions in the global economy, including supply chain disruptions, which have had, and may continue to have, a negative impact on our portfolio companies and our business and operations.

The COVID-19 pandemic has adversely impacted global commercial activity and contributed to significant volatility in the equity and debt markets. The COVID-19 pandemic and restrictive measures taken during the course of the pandemic to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, or the re-introduction of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions, labor shortages, increased inflationary pressure and overall economic and financial market instability both globally and in the United States. Many states, including those in which we and our portfolio companies operate, have issued orders requiring the closure of, or certain restrictions on the operation of certain businesses. Such actions and effects remain ongoing and the ultimate duration and severity of the COVID-19 pandemic, including COVID-19 variants, such as the recent Delta and Omicron variants, remain uncertain. While several countries, as well as certain states, counties and cities in the United States, relaxed the public health restrictions throughout 2021 partly as a result of the introduction of vaccines, recurring COVID-19 outbreaks caused by different virus variants continue to lead to the re-introduction of certain restrictions in certain states in the United States and globally. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and our business and operations, as well as the business and operations of our portfolio companies, could be materially adversely affected by a prolonged recession in the U.S. and other major markets.

The COVID-19 pandemic (including the restrictive measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies. The COVID-19 pandemic is having a particularly adverse impact on industries in which certain of our portfolio companies operate, including energy, hospitality, travel, retail and restaurants. As a result of the COVID-19 pandemic and other factors, supply chains worldwide have been, and continue to be, interrupted, slowed or rendered inoperable, which have also adversely impacted certain of our portfolio companies’ operating results. Certain of our portfolio companies in other industries have also been significantly impacted. The COVID-19 pandemic is continuing as of the filing date of this Annual Report, and its extended duration may have further adverse impacts on our portfolio companies after December 31, 2021, including for the reasons described below. Although the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020, which contains provisions intended to mitigate the adverse economic effects of the COVID-19 pandemic, and a second and third stimulus package on December 27, 2020 and March 11, 2021, respectively, which provided $900 billion and $1.9 trillion, respectively, in resources to small businesses and individuals as well as certain industries and state and local governments that have been adversely affected by the COVID-19 pandemic, it is uncertain whether, or how much, our portfolio companies have benefited or may benefit from such legislation or any other subsequent legislation intended to provide financial relief or assistance. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies, particularly in the beginning of the COVID-19 pandemic, drew on a higher percentage of the available revolving loans made available by us. While the levels of draw on available revolving loans have generally returned to pre-COVID-19 pandemic levels, some of our portfolio companies with such available revolving loans may draw or continue to draw on such loans at a higher level than before the COVID-19 pandemic, subject to availability under the terms of such loans.

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

The COVID-19 pandemic has adversely impacted the fair value of certain of our investments, including those reported as of December 31, 2021, and the values reported may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the COVID-19 pandemic may not yet be fully reflected in the fair value of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often from a time period earlier, generally two to three months, than the quarter for which we are reporting. Additionally, we may not have yet received information or certifications from our portfolio companies that indicate the full and ongoing extent of declining performance or non-compliance with debt covenants, as applicable, as a result of the COVID-19 pandemic. As a result, our valuations, including those reported as of December 31, 2021, may not show the complete or continuing impact of the COVID-19 pandemic and the resulting restrictive measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may incur additional net unrealized or realized losses after December 31, 2021, which could have a material adverse effect on our business, financial condition and results of operations.

Despite actions of the U.S. federal government and foreign governments, the uncertainty surrounding the COVID-19 pandemic, including uncertainty regarding existing or future variants and other factors, has contributed to significant volatility in the global public equity markets and global debt capital markets, including the market price of shares of our common stock and the trading prices of our issued debt securities. Market conditions may make it difficult for us to raise equity capital because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. Pursuant to approval granted at a special meeting of stockholders, held on August 13, 2021, we are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. This stockholder approval expires on August 13, 2022. Moreover, these market conditions may make it difficult to access or obtain new indebtedness with similar terms to our existing indebtedness or otherwise have a negative effect on our cost of capital. See “Risk Factors-Risks Relating to Our Business-The capital markets may experience periods of disruption and instability.

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

We depend on the diligence, skill, judgment, network of business contacts and personal reputations of certain key personnel of the Ares Credit Group and our future success depends on their continued service. We also depend, to a significant extent, on access to the investment professionals of other groups within Ares, the information and deal flow generated by Ares’ investment professionals in the course of their investment and portfolio management activities, as well as the support of senior business operations professionals of Ares.

The departure or misconduct of any of these individuals, or of a significant number of the investment professionals or partners of Ares, could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure you that Ares Capital Management will remain our investment adviser or that we will continue to have access to Ares’ investment professionals or its information and deal flow. Further, there can be no assurance that Ares Capital will replicate its own or Ares’ historical success, and we caution you that our investment returns could be substantially lower than the returns achieved by other Ares-managed funds.

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

We may issue senior securities or borrow money from banks or other financial institutions, up to the maximum amount permitted by the Investment Company Act. As a BDC, we are currently permitted to incur indebtedness or issue senior securities only in amounts such that our asset coverage, as calculated pursuant to the Investment Company Act, equals at least 150% after each such incurrence or issuance (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from paying dividends and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing shares of our common stock. In addition, our inability to satisfy this test could cause an event of default under our existing indebtedness. If we cannot satisfy this test, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous and, depending on the nature of our leverage, repay a portion of our indebtedness. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2021, our asset coverage calculated in accordance with the Investment Company Act was 179%. Also, to generate cash for funding new investments, we may in the future seek to issue additional debt or to securitize certain of our loans. The Investment Company Act may impose restrictions on the structure of any such securitization.

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

Pursuant to approval granted at a special meeting of stockholders held on August 13, 2021, we are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on August 13, 2022.

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

As of December 31, 2021, we had approximately $2.7 billion of outstanding borrowings under the Facilities, approximately $791 million aggregate principal amount of unsecured convertible notes outstanding comprised of $388 million aggregate principal amount of unsecured convertible notes that mature on February 1, 2022 (the “2022 Convertible Notes”) and $403 million aggregate principal amount of unsecured convertible notes that mature on March 1, 2024 (the “2024 Convertible Notes” and together with the 2022 Convertible Notes, the “Convertible Unsecured Notes”) and approximately $7.6 billion in aggregate principal amount outstanding of senior unsecured notes comprised of $750 million in aggregate principal amount of senior unsecured notes that mature on February 10, 2023 and bear interest at a rate of 3.500% (the “2023 Notes”), $900 million in aggregate principal amount of senior unsecured notes that mature on June 10, 2024 and bear interest at a rate of 4.200% (the “2024 Notes”), $600 million in aggregate principal amount of senior unsecured notes that mature on March 1, 2025 and bear interest at a rate of 4.250% (the “March 2025 Notes”), $1,250 million in aggregate principal amount of senior unsecured notes that mature on July 15, 2025 and bear interest at a rate of 3.250% (the “July 2025 Notes”), $1,150 million in aggregate principal amount of senior unsecured notes that mature on January 15, 2026 and bear interest at a rate of 3.875% (the “January 2026 Notes”), $1,000 million in aggregate principal amount of senior unsecured notes that mature on July 15, 2026 and bear interest at a rate of 2.150% (the “July 2026 Notes”), $500 million in aggregate principal amount of senior unsecured notes that mature on June 15, 2027 and bear interest at a rate of 2.875% (the “2027 Notes”), $1,250 million in aggregate principal amount of senior unsecured notes that mature on June 15, 2028 and bear interest at a rate of 2.875% (the “2028 Notes”) and $700 million in aggregate principal amount of senior unsecured notes that mature on November 15, 2031 and bear interest at a rate of 3.200% (the “2031 Notes” and together with the 2023 Notes, the 2024 Notes, the March 2025 Notes, the July 2025 Notes, the January 2026 Notes, the July 2026 Notes, the 2028 Notes, the “Unsecured Notes”). In order for us to cover our annual interest payments on our outstanding indebtedness at December 31, 2021, we must achieve annual returns on our December 31, 2021 total assets of at least 1.6%. The weighted average stated interest rate charged on our principal amount of outstanding indebtedness as of December 31, 2021 was 3.1%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments,” as well as Note 15 to our consolidated financial statements for the year ended December 31, 2021 for subsequent events relating to the Unsecured Notes and the 2022 Convertible Notes. We intend to continue borrowing under the Facilities in the future and we may increase the size of the Facilities or issue additional debt securities or other evidences of indebtedness (although there can be no assurance that we will be successful in doing so). For more information on our indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.” Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our investment adviser’s and our board of directors’ assessments of market and other factors at the time of any proposed borrowing. We are currently allowed to borrow amounts such that our asset coverage, as calculated pursuant to the Investment Company Act, equals at least 150% after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us).

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

The following table illustrates the effect on return to a holder of our common stock of the leverage created by our use of borrowing at the weighted average stated interest rate of 3.1% as of December 31, 2021, together with (a) our total value of net assets as of December 31, 2021; (b) approximately $11.1 billion in aggregate principal amount of indebtedness outstanding as of December 31, 2021 and (c) hypothetical annual returns on our portfolio of minus 15% to plus 15%.

Assumed Return on Portfolio (Net of Expenses)(1)	-15.00%	-10.00%	-5.00%	—%	5.00%	10.00%	15.00%
Corresponding Return to Common Stockholders(2)	-39.11%	-27.36%	-15.60%	-3.85%	7.90%	19.65%	31.41%
_______________________________________________________________________________

(1)The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2021. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2021.

(2)In order to compute the “Corresponding Return to Common Stockholders,” the “Assumed Return on Portfolio” is multiplied by the total value of our assets at December 31, 2021 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 3.1% by the approximately $11.1 billion of principal debt outstanding) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of December 31, 2021 to determine the “Corresponding Return to Common Stockholders.”

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

Our business (including that of our portfolio companies) faces increasing public scrutiny related to ESG activities, which are increasingly considered to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.

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

Additionally, new regulatory initiatives related to ESG that are applicable to us and our portfolio companies could adversely affect our business. For example, in May 2018, the European Commission adopted an “action plan on financing sustainable growth.” The action plan is, among other things, designed to define and reorient investment toward sustainability. The action plan contemplates: establishing EU labels for green financial products; increasing disclosure requirements in the financial services sector around ESG and strengthening the transparency of companies on their ESG policies and introducing a ‘green supporting factor’ in the EU prudential rules for banks and insurance companies to incorporate climate risks into banks’ and insurance companies’ risk management policies. There is a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, e.g., their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We and our portfolio companies are subject to the risk that similar measures might be introduced in other jurisdictions in the future. In addition, the SEC has announced that it may require disclosure of certain ESG-related matters. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

Changes in laws or regulations governing our operations or the operations of our portfolio companies, changes in the interpretation thereof or enacted laws or regulations, such as the Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the Small Business Credit Availability Act (the “SBCAA”), could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

We and our portfolio companies are subject to regulation by laws and regulations at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, may be changed from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or enacted laws or regulations could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

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

Additionally, legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by legislators and by the Internal Revenue Service (“IRS”) and the U.S. Treasury Department. At the end of 2021, the Build Back Better Act included proposals that, if adopted, would have changed the corporate statutory and effective tax rate. While there are no immediate prospects for the Build Back Better Act to become law, future tax acts tend to draw upon earlier proposals. We are unable to predict the content or timing of adoption of any such proposal. Previously, the Tax Cuts and Jobs Act of 2017 significantly changed U.S. tax law and tax rates. We cannot predict how future tax proposals and changes in the Tax Cuts and Jobs Act, or regulations or other guidance issued under it, might affect us, our business, our stockholders, or our portfolio companies in the long-term. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

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

The discontinuation of LIBOR may adversely affect the value of the LIBOR‑indexed, floating‑rate debt securities in our portfolio or the cost of our borrowings.

National and international regulators and law enforcement agencies have conducted investigations into a number of rates or indices that are deemed to be “reference rates.” Actions by such regulators and law enforcement agencies may result in changes to the manner in which certain reference rates are determined, their discontinuance, or the establishment of alternative reference rates. In particular, on July 27, 2017, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR tenors, with the support of the U.S. Federal Reserve and the FCA, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one-week and two-month USD LIBOR, and on June 30, 2023 for all other USD LIBOR tenors. The U.S. Federal Reserve concurrently issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. On March 5, 2021, the IBA confirmed its intention to cease publication of (i) one-week and two-month USD LIBOR tenors after December 31, 2021 and (ii) remaining USD LIBOR tenors after June 30, 2023.

On the same day, the FCA, as supervisor of IBA, made its announcement on the future cessation and loss of representativeness of the LIBOR benchmarks. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is expected to replace U.S. dollar LIBOR with a new index calculated by short‑term repurchase agreements, backed by Treasury securities (the “Secured Overnight Financing Rate,” or “SOFR”), plus a recommended spread adjustment as LIBOR’s replacement. Although there have been certain issuances utilizing SOFR or the Sterling Over Night Index Average (an alternative reference rate that is based on transactions), it is unknown whether SOFR or any other alternative reference rates will attain market acceptance as replacements for LIBOR.

Given the inherent differences between LIBOR and SOFR, or any other alternative reference rates that may be established, the transition from LIBOR may disrupt the overall financial markets and adversely affect the market for LIBOR‑based securities, including our portfolio of LIBOR‑indexed, floating‑rate debt securities, or the cost of our borrowings. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR‑based securities, including the value and/or transferability of the LIBOR‑indexed, floating‑rate debt securities in our portfolio, or the cost of our borrowings. Additionally, if as currently expected LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond June 30, 2023, with our credit facility lenders and our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with SOFR or other alternative reference rates, The transition from LIBOR to SOFR or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business. We are assessing the impact of a transition from LIBOR; however, we cannot reasonably estimate the impact of the transition at this time.

Additionally, the phase-out or replacement of LIBOR may decrease the demand for floating-rate loans, which could adversely impact our business and financial condition. We may need to renegotiate the credit agreements extending beyond June 30, 2023 with our credit facility lenders and our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with SOFR or other alternative reference rates, which could require us to incur significant expense and may subject us to disputes or litigation over the appropriateness or comparability to the relevant replacement reference index. The transition from LIBOR to SOFR or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business. We are assessing the impact of a transition from LIBOR; however, we cannot reasonably estimate the impact of the transition at this time.

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

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies are in industries that may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.

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

Some of the loans in which we may invest may be “covenant-lite” loans, which means the loans contain fewer covenants than other loans (in some cases, none) and may not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. An investment by us in a covenant-lite loan may potentially hinder the ability to reprice credit risk associated with the issuer and reduce the ability to restructure a problematic loan and mitigate potential loss. We may also experience delays in enforcing our rights under covenant-lite loans. As a result of these risks, our exposure to losses may be increased, which could result in an adverse impact on our net income and net asset value.

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

Additionally, when we invest in first lien senior secured loans (including “unitranche” loans, which are loans that combine both senior and subordinated debt, generally in a first lien position), second lien senior secured loans or subordinated debt, we may acquire warrants or other equity securities as well. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

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

In November 2020, the SEC adopted a rulemaking regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (except reverse repurchase agreements and similar financing transactions). Under the newly adopted rules, BDCs that use derivatives will be subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements will apply unless the BDC qualifies as a “limited derivatives user,” as defined under the adopted rules. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

RISKS RELATING TO OUR COMMON STOCK AND PUBLICLY TRADED NOTES

Our shares of common stock have traded at a discount from net asset value and may do so again, which could limit our ability to raise additional equity capital.

Shares of closed‑end investment companies frequently trade at a market price that is less than the net asset value that is attributable to those shares. This characteristic of closed‑end investment companies is separate and distinct from the risk that our net asset value per share may decline. It is not possible to accurately predict whether any shares of our common stock will trade at, above, or below net asset value. In the recent past (including during much of 2020), the stocks of BDCs as an industry, including at times shares of our common stock, have traded below net asset value and during much of 2009 traded at near historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. See “Risk Factors—Risks Relating to Our Business—The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business and operations.” When our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors. Pursuant to approval granted at a special meeting of stockholders held on August 13, 2021, we currently are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on August 13, 2022.

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

The capital and credit markets have experienced periods of extreme volatility and disruption over the past several years (including throughout much of 2020 and 2021 as a result of the COVID-19 pandemic). The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

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
At a special meeting of stockholders held on August 13, 2021, subject to certain determinations required to be made by our board of directors, our stockholders approved our ability to sell or otherwise issue shares of our common stock, in an amount not exceeding 25% of our then outstanding common stock, at a price below the then current net asset value per share during a period that began on August 13, 2021 and expires on August 13, 2022.
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
As of December 31, 2021, the 2022 Convertible Notes are convertible into shares of our common stock beginning on August 1, 2021 and the 2024 Convertible Notes are convertible into shares of our common stock beginning on December 1, 2023 or, under certain circumstances, earlier. To the extent the 2022 Convertible Notes are converted, the Company has elected to settle in cash for all conversion dates after August 1, 2021. As of December 31, 2021, the conversion price of the 2022 Convertible Notes was effectively $18.99 per share and the conversion price of the 2024 Convertible Notes was effectively $19.88 per share, in each case taking into account certain de minimis adjustments that will be made on the conversion date and subject to further adjustment in certain circumstances. If we elect to deliver shares of common stock upon a conversion at the time our tangible book value per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of common stock upon our issuance of common stock in connection with the conversion of the Convertible Unsecured Notes and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance.
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

Deterioration in the economic conditions in the Eurozone and other regions or countries globally and the resulting instability in global financial markets may pose a risk to our business. Financial markets have been affected at times by a number of global macroeconomic events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non‑performing loans on the balance sheets of European banks, the effect of the United Kingdom (the “U.K.”) leaving the European Union (the “EU”), instability in the Chinese capital markets and the COVID-19 pandemic. Global market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations. We cannot assure you that market disruptions in Europe and other regions or countries, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe or elsewhere negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected. Moreover, there is a risk of both sector-specific and broad-based corrections and/or downturns in the equity and credit markets. Any of the foregoing could have a significant impact on the markets in which we operate and could have a material adverse impact on our business prospects and financial condition.

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Such events, including rising trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries, escalating border tensions between Russia and Ukraine, and the COVID-19 pandemic, could adversely affect our business, financial condition or results of operations. These market and economic disruptions could negatively impact the operating results of our portfolio companies.

Additionally, the Federal Reserve may raise, or may announce its intention to raise, the Federal Funds Rate in 2022. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility and the impacts of COVID-19, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets and capital markets on favorable terms.

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We and our investment adviser’s employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of potentially malicious or otherwise negatively impacting activities. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to business relationships.

The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by Ares Management and third-party service providers, and the information systems of our portfolio companies. Ares Management has implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us and our service providers to entirely mitigate this risk. Cybersecurity risks require continuous and increasing attention and other resources from us to, among other actions, identify and quantify these risks, upgrade and expand our technologies, systems and processes to adequately address such risks. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective.

In addition, cybersecurity has become a top priority for global lawmakers and regulators, and some jurisdictions have proposed or enacted laws requiring companies to notify regulators and individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant and increasing complex laws and regulations, we could suffer financial losses, a disruption of our business, liability to investors, regulatory intervention or reputational damage.

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
The following table sets forth, for each fiscal quarter for the fiscal years ended December 31, 2021, 2020 and 2019, the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock, the closing sales price as a premium (discount) to net asset value and the dividends or distributions declared by us.

	Net Asset	Price Range		High Sales Price Premium (Discount) to Net Asset	Low Sales Price Premium (Discount) to Net Asset	Cash Dividend Per
	Value(1)	High	Low	Value(2)	Value(2)	Share(3)
Year ended December 31, 2019
First Quarter	$17.21	$17.48	$15.28	1.57%	(11.21)%	$0.48	(4)
Second Quarter	$17.27	$18.12	$17.22	4.92%	(0.29)%	$0.40
Third Quarter	$17.26	$19.19	$17.99	11.18%	4.23%	$0.40
Fourth Quarter	$17.32	$19.02	$18.10	9.82%	4.50%	$0.40
Year ended December 31, 2020
First Quarter	$15.58	$19.23	$8.08	23.43%	(48.14)%	$0.40
Second Quarter	$15.83	$16.20	$9.13	2.34%	(42.32)%	$0.40
Third Quarter	$16.48	$15.02	$13.27	(8.86)%	(19.48)%	$0.40
Fourth Quarter	$16.97	$17.28	$13.82	1.83%	(18.56)%	$0.40
Year ended December 31, 2021
First Quarter	$17.45	$19.23	$16.51	10.20%	(5.39)%	$0.40
Second Quarter	$18.16	$19.97	$18.29	9.97%	0.72%	$0.40
Third Quarter	$18.52	$20.43	$19.52	10.31%	5.40%	$0.41
Fourth Quarter	$18.96	$21.70	$19.66	14.45%	3.69%	$0.41

_______________________________________________________________________________

(1)Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of the relevant quarter.

(2)Calculated as the respective high or low closing sales price less net asset value, divided by net asset value (in each case, as of the applicable quarter).

(3)Represents the dividend or distribution declared in the relevant quarter.
(4)Consists of a quarterly dividend of $0.40 per share and additional quarterly dividends of $0.02 per share, all of which were declared in the first quarter of 2019 and paid on March 29, 2019, June 28, 2019, September 30, 2019 and December 27, 2019 to stockholders of record as of March 15, 2019, June 14, 2019, September 16, 2019 and December 16, 2019, respectively.

On February 2, 2022, the last reported closing sales price of our common stock on The NASDAQ Global Select Market was $22.22 per share, which represented a premium of approximately 17.19% to the net asset value per share reported by us as of December 31, 2021.

HOLDERS

As of February 2, 2022, there were 1,183 holders of record of our common stock (including Cede & Co.).

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

To maintain our RIC status under the Code, we must timely distribute an amount equal to at least 90% of our investment company taxable income (as defined by the Code, which generally includes net ordinary income and net short term capital gains) to our stockholders. In addition, we generally will be required to pay an excise tax equal to 4% on certain undistributed taxable income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our ordinary income recognized during a calendar year and (ii) 98.2% of our capital gain net income, as defined by the Code, recognized during a calendar year and (iii) any income recognized, but not distributed, in preceding years. The taxable income on which we pay excise tax is generally distributed to our stockholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income for distribution in the following year, and pay any applicable excise tax. For the years ended December 31, 2021, 2020 and 2019, we recorded a net excise tax expense of $24 million, $17 million and $15 million, respectively. We cannot assure you that we will achieve results that will permit the payment of any cash distributions. We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a cash dividend, stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically opt out of the dividend reinvestment plan so as to receive cash dividends. See “Dividend Reinvestment Plan.”

RECENT SALES OF UNREGISTERED EQUITY SECURITIES

We did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act of 1933, as amended.

ISSUER PURCHASES OF EQUITY SECURITIES

Dividend Reinvestment Plan

During the quarter ended December 31, 2021, as a part of our dividend reinvestment plan for our common stockholders, we did not purchase any shares of our common stock in the open market in order to satisfy the reinvestment portion of our dividends.

Stock Repurchase Program

In February 2021, our board of directors authorized an amendment to our stock repurchase program to extend the expiration date of the program from February 15, 2021 to February 15, 2022. Under the stock repurchase program, we may repurchase up to $500 million in the aggregate of our outstanding common stock in the open market at certain thresholds below its net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any share repurchases will be determined by us, in our sole discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The stock repurchase program will be in effect through February 15, 2022, unless extended or until the approved dollar amount has been used to repurchase shares. The stock repurchase program does not require us to repurchase any specific number of shares of common stock or any shares of common stock at all. Consequently, we cannot assure stockholders that any specific number of shares of common stock, if any, will be repurchased under the stock repurchase program. The stock repurchase program may be suspended, extended, modified or discontinued at any time. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments,” as well as Note 15 to our consolidated financial statements for the year ended December 31, 2021 for a subsequent event relating to our stock repurchase program.

During the quarter ended December 31, 2021, there were no repurchases of our common stock under our stock repurchase program. As of December 31, 2021, the approximate dollar value of shares that may yet be purchased under the program was $500 million.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG ARES CAPITAL
CORPORATION, S&P 500 INDEX AND SNL US INVESTMENT COMPANY INDEX

Total Return Performance

240
220
200
180
160
140
120
100
80
Index Value
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Ares Capital
S&P 500 Index
SNL US Investment Company Index

SOURCE:    S&P Global Market Intelligence
NOTES:    Assumes $100 invested on December 31, 2016 in Ares Capital, the S&P 500 Index and the SNL US Investment Company Index. Assumes all dividends are reinvested on the respective dividend payment dates without commissions.

	Dec-16	Dec-17	Dec-18	Dec-19	Dec-20	Dec-21
Ares Capital	100.00	104.53	113.71	149.24	150.20	204.54
S&P 500 Index	100.00	121.83	116.49	153.17	181.35	233.41
SNL US Investment Company Index	100.00	123.36	138.31	132.94	162.04	133.69

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

Stockholder transaction expenses (as a percentage of offering price):
Sales load	—	(1)
Offering expenses	—	(2)
Dividend reinvestment plan expenses	Up to $15 Transaction Fee	(3)
Total stockholder transaction expenses paid	—	(4)
Annual expenses (as a percentage of consolidated net assets attributable to common stock)(5):
Base management fees	3.24%	(6)
Income based fees and capital gains incentive fees	4.80%	(7)
Interest payments on borrowed funds	4.61%	(8)
Other expenses	0.87%	(9)
Acquired fund fees and expenses	1.28%	(10)
Total annual expenses	14.80%	(11)
_______________________________________________________________________________

(1)In the event that shares of our common stock are sold to or through underwriters, the applicable prospectus or prospectus supplement will disclose the applicable sales load (underwriting discount or commission). Purchases of shares of our common stock on the secondary market are not subject to sales charges but may be subject to brokerage commissions or other charges. The table does not include any sales load that stockholders may have paid in connection with their purchase of shares of our common stock.

(2)The applicable prospectus or prospectus supplement will disclose the estimated amount of offering expenses, the offering price and the offering expenses borne by us as a percentage of the offering price.

(3)The expenses of the dividend reinvestment plan are included in “Other expenses.” The plan administrator’s fees under the plan are paid by us. If a participant elects by notice to the plan administrator in advance of termination to have the plan administrator sell part or all of the shares held by the plan administrator in the participant’s account and remit the proceeds to the participant, the plan administrator is authorized to deduct a transaction fee of up to $15 plus a $0.12 per share fee from the proceeds. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Issuer Purchases of Equity Securities—Dividend Reinvestment Plan” for more information.

(4)The applicable prospectus or prospectus supplement will disclose the offering price and the total stockholder transaction expenses as a percentage of the offering price.

(5)The "consolidated net assets attributable to common stock" used to calculate the percentages in this table is our average net assets of $8.1 billion for the year ended December 31, 2021.

(6)Our base management fee is calculated at an annual rate of 1.5% based on the average value of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) at the end of the two most recently completed calendar quarters; provided, however, the base management fee is calculated at an annual rate of 1.0% on the average value of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) that exceeds the product of (A) 200% and (B) our net asset value at the end of the most recently completed calendar quarter. See “Business—Investment Advisory and Management Agreement.”

(7)This item represents our investment adviser’s income based fees and capital gains incentive fees based on actual income based fees for the year ended December 31, 2021 and the capital gains incentive fee expense accrued in accordance with GAAP for the year ended December 31, 2021, even though the capital gains incentive fee actually payable under the investment advisory and management agreement as of December 31, 2021 was $26 million.

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

For purposes of this table, we have assumed that these fees will be payable (in the case of the capital gains incentive fee) and that they will remain constant, although they are based on our performance and will not be paid unless we achieve certain goals. We expect to invest or otherwise utilize all of the net proceeds from securities registered under our registration statement pursuant to a particular prospectus supplement within three months of the date of the offering pursuant to such prospectus supplement and may have capital gains and interest income that could result in the payment of these fees to our investment adviser in the first year after completion of such offerings. Since our IPO through December 31, 2021, the average quarterly fees accrued related to income based fees and capital gains incentive fees (including capital gains incentive fees accrued under GAAP even though they may not be payable) have been approximately 0.68% of our weighted average net assets for such period (2.72% on an annualized basis). For more detailed information about income based fees and capital gains incentive fees previously incurred by us, please see Note 3 to our consolidated financial statements for the year ended December 31, 2021.

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
See “Business—Investment Advisory and Management Agreement.”

(8)“Interest payments on borrowed funds” represents our interest expenses estimated based on our actual interest and credit facility expenses incurred for the year ended December 31, 2021. During the year ended December 31, 2021, our average outstanding borrowings were approximately $9.4 billion and cash paid for interest expense was $310 million. We had outstanding borrowings of approximately $11.1 billion (with a carrying value of approximately $11.0 billion) as of December 31, 2021. This item is based on the assumption that our borrowings and interest costs after an offering will remain similar to those prior to such offering. The amount of leverage that we may employ at any particular time will depend on, among other things, our investment adviser’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. See “Risk Factors—Risks Relating to Our Business—We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing with us.” We are currently allowed to borrow amounts such that our asset coverage, as calculated pursuant to the Investment Company Act, equals at least 150% after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”

(9)Includes our overhead expenses, including payments under our administration agreement based on our allocable portion of overhead and other expenses incurred by Ares Operations in performing its obligations under the administration agreement, and income taxes. Such expenses are estimated based on actual “Other expenses” for the year ended December 31, 2021. The holders of shares of our common stock (and not the holders of our debt securities or preferred stock, if any) indirectly bear the cost associated with our annual expenses. See “Business—Administration Agreement.”

(10)Our stockholders indirectly bear the expenses of underlying funds or other investment vehicles that would be investment companies under section 3(a) of the Investment Company Act but for the exceptions to that definition provided for in sections 3(c)(1) and 3(c)(7) of the Investment Company Act (“Acquired Funds”) in which we invest. This amount is estimated based on the estimated annual fees and operating expenses of Acquired Funds in which the Company is invested as of December 31, 2021. Certain of these Acquired Funds are subject to management fees, which generally range from 1% to 2.5% of total net assets, or incentive fees, which generally range between 15% and 25% of net profits. When applicable, fees and operating expenses estimates are based on historic fees and operating expenses for the Acquired Funds. For those Acquired Funds with little or no operating history, fees and operating expenses are estimates based on expected fees and operating expenses stated in the Acquired Funds’ offering memorandum, private placement memorandum or other similar communication without giving effect to any performance. Future fees and operating expenses for these Acquired Funds may be substantially higher or lower because certain fees and operating expenses are based on the performance of the Acquired Funds, which may fluctuate over time. Also included with the amount is an estimate of the annual fees and operating expenses of the SDLP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity—Senior Direct Lending Program” and Note 4 to our consolidated financial statements for the year ended December 31, 2021 for more information on the SDLP. The annual fees and operating expenses of the SDLP were estimated based on the funded portfolio of the SDLP as of December 31, 2021 and include interest payments on the senior notes and intermediate funding notes provided by Varagon and its clients, which represent 83% of such expenses.

(11)Total annual expenses as a percentage of consolidated net assets attributable to common stock are higher than the total annual expenses percentage would be for a company that is not leveraged. We borrow money to leverage and increase our total assets. The SEC requires that the “Total annual expenses” percentage be calculated as a percentage of net assets (defined as total assets less indebtedness and before taking into account any income based fees or capital gains incentive fees accrued during the period), rather than the total assets, including assets that have been funded with borrowed monies.

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

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return (none of which is subject to the capital gains incentive fee)(1)	($102)	($292)	($461)	($814)
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return resulting entirely from net realized capital gains (all of which is subject to the capital gains incentive fee)(2)	($112)	($319)	($502)	($876)
_______________________________________________________________________________

(1)Assumes that we will not realize any capital gains computed net of all realized capital losses and unrealized capital depreciation.
(2)Assumes no unrealized capital depreciation and a 5% annual return resulting entirely from net realized capital gains and not otherwise deferrable under the terms of the investment advisory and management agreement and therefore subject to the capital gains incentive fee.
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

SENIOR SECURITIES
(dollar amounts in millions, except per unit data)
Information about our senior securities (including preferred stock, debt securities and other indebtedness) is shown in the following tables as of the end of the last ten fiscal years. The report of our independent registered public accounting firm, KPMG LLP, on the senior securities table as of December 31, 2021, is attached as an exhibit to this annual report on Form 10-K. The “-” indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2021	$1,507	$1,792	$—	N/A
Fiscal 2020	1,180	1,824	—	N/A
Fiscal 2019	2,250	2,042	—	N/A
Fiscal 2018	1,064	2,362	—	N/A
Fiscal 2017	395	2,415	—	N/A
Fiscal 2016	571	2,296	—	N/A
Fiscal 2015	515	2,213	—	N/A
Fiscal 2014	170	2,292	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	—	—	—	N/A
Revolving Funding Facility
Fiscal 2021	$762	$1,792	$—	N/A
Fiscal 2020	1,027	1,824	—	N/A
Fiscal 2019	638	2,042	—	N/A
Fiscal 2018	520	2,362	—	N/A
Fiscal 2017	600	2,415	—	N/A
Fiscal 2016	155	2,296	—	N/A
Fiscal 2015	250	2,213	—	N/A
Fiscal 2014	324	2,292	—	N/A
Fiscal 2013	185	2,547	—	N/A
Fiscal 2012	300	2,721	—	N/A
SMBC Funding Facility
Fiscal 2021	$401	$1,792	$—	N/A
Fiscal 2020	453	1,824	—	N/A
Fiscal 2019	301	2,042	—	N/A
Fiscal 2018	245	2,362	—	N/A
Fiscal 2017	60	2,415	—	N/A
Fiscal 2016	105	2,296	—	N/A
Fiscal 2015	110	2,213	—	N/A
Fiscal 2014	62	2,292	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	—	—	—	N/A
BNP Funding Facility
Fiscal 2021	$—	$1,792	$—	N/A
Fiscal 2020	150	1,824	—	N/A
SBA Debentures
Fiscal 2017	$—	$—	$—	N/A
Fiscal 2016	25	2,296	—	N/A

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Fiscal 2015	22	2,213	—	N/A
February 2016 Convertible Notes
Fiscal 2015	$575	$2,213	$—	N/A
Fiscal 2014	575	2,292	—	N/A
Fiscal 2013	575	2,547	—	N/A
Fiscal 2012	575	2,721	—	N/A
June 2016 Convertible Notes
Fiscal 2015	$230	$2,213	$—	N/A
Fiscal 2014	230	2,292	—	N/A
Fiscal 2013	230	2,547	—	N/A
Fiscal 2012	230	2,721	—	N/A
2017 Convertible Notes
Fiscal 2016	$163	$2,296	$—	N/A
Fiscal 2015	163	2,213	—	N/A
Fiscal 2014	163	2,292	—	N/A
Fiscal 2013	163	2,547	—	N/A
Fiscal 2012	163	2,721	—	N/A
2018 Convertible Notes
Fiscal 2017	$270	$2,415	$—	N/A
Fiscal 2016	270	2,296	—	N/A
Fiscal 2015	270	2,213	—	N/A
Fiscal 2014	270	2,292	—	N/A
Fiscal 2013	270	2,547	—	N/A
Fiscal 2012	270	2,721	—	N/A
2019 Convertible Notes
Fiscal 2018	$300	$2,362	$—	N/A
Fiscal 2017	300	2,415	—	N/A
Fiscal 2016	300	2,296	—	N/A
Fiscal 2015	300	2,213	—	N/A
Fiscal 2014	300	2,292	—	N/A
Fiscal 2013	300	2,547	—	N/A
2022 Convertible Notes
Fiscal 2021	$388	$1,792	$—	N/A
Fiscal 2020	388	1,824	—	N/A
Fiscal 2019	388	2,042	—	N/A
Fiscal 2018	388	2,362	—	N/A
Fiscal 2017	388	2,415	—	N/A
2024 Convertible Notes
Fiscal 2021	$403	$1,792	$—	N/A
Fiscal 2020	403	1,824	—	N/A
Fiscal 2019	403	2,042	—	N/A
2018 Notes
Fiscal 2017	$750	$2,415	$—	N/A
Fiscal 2016	750	2,296	—	N/A
Fiscal 2015	750	2,213	—	N/A

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Fiscal 2014	750	2,292	—	N/A
Fiscal 2013	600	2,547	—	N/A
2020 Notes
Fiscal 2018	$600	$2,362	$—	N/A
Fiscal 2017	600	2,415	—	N/A
Fiscal 2016	600	2,296	—	N/A
Fiscal 2015	600	2,213	—	N/A
Fiscal 2014	400	2,292	—	N/A
2022 Notes
Fiscal 2020	$600	$1,824	$—	N/A
Fiscal 2019	600	2,042	—	N/A
Fiscal 2018	600	2,362	—	N/A
Fiscal 2017	600	2,415	—	N/A
Fiscal 2016	600	2,296	—	N/A
February 2022 Notes
Fiscal 2014	$144	$2,292	$—	$1,024
Fiscal 2013	144	2,547	—	1,043
Fiscal 2012	144	2,721	—	1,035
October 2022 Notes
Fiscal 2016	$183	$2,296	$—	$1,017
Fiscal 2015	183	2,213	—	1,011
Fiscal 2014	183	2,292	—	1,013
Fiscal 2013	183	2,547	—	993
Fiscal 2012	183	2,721	—	986
2040 Notes
Fiscal 2014	$200	$2,292	$—	$1,040
Fiscal 2013	200	2,547	—	1,038
Fiscal 2012	200	2,721	—	1,041
2023 Notes
Fiscal 2021	$750	$1,792	$—	N/A
Fiscal 2020	750	1,824	—	N/A
Fiscal 2019	750	2,042	—	N/A
Fiscal 2018	750	2,362	—	N/A
Fiscal 2017	750	2,415	—	N/A
2024 Notes
Fiscal 2021	$900	$1,792	$—	N/A
Fiscal 2020	900	1,824	—	N/A
Fiscal 2019	900	2,042	—	N/A
March 2025 Notes
Fiscal 2021	$600	$1,792	$—	N/A
Fiscal 2020	600	1,824	—	N/A
Fiscal 2019	600	2,042	—	N/A
Fiscal 2018	600	2,362	—	N/A
July 2025 Notes
Fiscal 2021	$1,250	$1,792	$—	N/A

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Fiscal 2020	750	1,824	—	N/A
January 2026 Notes
Fiscal 2021	$1,150	$1,792	$—	N/A
Fiscal 2020	1,150	1,824	—	N/A
July 2026 Notes
Fiscal 2021	$1,000	$1,792	$—	N/A
2028 Notes
Fiscal 2021	$1,250	$1,792	$—	N/A
2031 Notes
Fiscal 2021	$700	$1,792	$—	N/A
2047 Notes
Fiscal 2020	$230	$1,824	$—	$1,013
Fiscal 2019	230	2,042	—	1,033
Fiscal 2018	230	2,362	—	1,013
Fiscal 2017	230	2,415	—	1,021
Fiscal 2016	230	2,296	—	1,015
Fiscal 2015	230	2,213	—	1,011
Fiscal 2014	230	2,292	—	985
Fiscal 2013	230	2,547	—	972
Fiscal 2012	230	2,721	—	978
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

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Annual Report. In addition, some of the statements in this Annual Report (including in the following discussion) constitute forward- looking statements, which relate to future events or the future performance or financial condition of Ares Capital Corporation (the “Company,” “Ares Capital,” “we,” “us,” or “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

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

•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks;

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

Since our initial public offering (“IPO”) on October 8, 2004 through December 31, 2021, our exited investments resulted in an asset level realized gross internal rate of return to us of approximately 14% (based on original cash invested, net of syndications, of approximately $36.6 billion and total proceeds from such exited investments of approximately $46.9 billion). Internal rate of return is the discount rate that makes the net present value of all cash flows related to a particular investment equal to zero. Internal rate of return is gross of expenses related to investments as these expenses are not allocable to specific investments. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of a debt investment or sale of an investment or through the determination that no further consideration was collectible and, thus, a loss may have been realized. Approximately 57% of these exited investments resulted in an asset level realized gross internal rate of return to us of 10% or greater.

Additionally, since our IPO on October 8, 2004 through December 31, 2021, our realized gains have exceeded our realized losses by approximately $1.0 billion (excluding a one-time gain on the acquisition of Allied Capital Corporation (“Allied Capital”) in April 2010 (the “Allied Acquisition”) and realized gains/losses from the extinguishment of debt and other transactions). For this same time period, our average annualized net realized gain rate was approximately 1.0% (excluding a one-time gain on the acquisition of Allied Capital and realized gains/losses from the extinguishment of debt and other transactions). Net realized gain/loss rates for a particular period are the amount of net realized gains/losses during such period divided by the average quarterly investments at amortized cost in such period.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our investment activity for the years ended December 31, 2021 and 2020 is presented below.

	For the Years Ended December 31,
(dollar amounts in millions)	2021	2020
New investment commitments(1):
New portfolio companies	$7,540	$3,070
Existing portfolio companies	8,033	3,633
Total new investment commitments(2)	15,573	6,703
Less:
Investment commitments exited(3)	(11,195)	(5,786)
Net investment commitments	$4,378	$917
Principal amount of investments funded:
First lien senior secured loans(4)	$8,835	$4,966
Second lien senior secured loans	2,497	819
Subordinated certificates of the SDLP(5)	232	308
Senior subordinated loans	445	269
Preferred equity	930	219
Other equity	949	160
Total	$13,888	$6,741
Principal amount of investments sold or repaid:
First lien senior secured loans(4)	$6,503	$4,503
Second lien senior secured loans	2,318	903
Subordinated certificates of the SDLP(5)	368	94
Senior subordinated loans	442	142
Collateralized loan obligations	—	39
Preferred equity	474	65
Other equity	148	112
Total	$10,253	$5,858
Number of new investment commitments(6)	242	142
Average new investment commitment amount	$64	$47
Weighted average term for new investment commitments (in months)	76	71
Percentage of new investment commitments at floating rates	86%	93%
Percentage of new investment commitments at fixed rates	8%	4%
Weighted average yield of debt and other income producing securities(7):
Funded during the period at amortized cost	7.8%	7.8%
Funded during the period at fair value(8)	7.9%	7.9%
Exited or repaid during the period at amortized cost	8.0%	7.8%
Exited or repaid during the period at fair value(8)	8.0%	7.8%

_______________________________________________________________________________

(1)New investment commitments include new agreements to fund revolving loans or delayed draw loans. See Note 7 to our consolidated financial statements for the year ended December 31, 2021, for more information on our commitments to fund revolving loans or delayed draw loans.

(2)Includes both funded and unfunded commitments. Of these new investment commitments, we funded $12.5 billion and $5.6 billion for the years ended December 31, 2021 and 2020, respectively.

(3)Includes both funded and unfunded commitments. For the years ended December 31, 2021 and 2020, investment commitments exited included exits of unfunded commitments of $1.2 billion and $798 million, respectively.

(4)For the year ended December 31, 2021, net fundings of first lien secured revolving loans were $59 million. For the year ended December 31, 2020, net repayments of first lien secured revolving loans were $29 million.

(5)See “Senior Direct Lending Program” below and Note 4 to our consolidated financial statements for the year ended December 31, 2021 for more information on the SDLP (as defined below).

(6)Number of new investment commitments represents each commitment to a particular portfolio company or a commitment to multiple companies as part of an individual transaction (e.g., the purchase of a portfolio of investments).

(7)“Weighted average yield of debt and other income producing securities” is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on accruing debt and other income producing securities (including the annualized amount of the dividend received by us related to our equity investment in IHAM during the most recent quarter end, as applicable), divided by (b) the total accruing debt and other income producing securities at amortized cost or at fair value (including the amortized cost or fair value of our equity investment in IHAM as applicable), as applicable.

(8)Represents fair value for investments in the portfolio as of the most recent prior quarter end, if applicable.

As of December 31, 2021 and 2020, our investments consisted of the following:

	As of December 31,
	2021		2020
(in millions)	Amortized Cost	Fair Value(1)	Amortized Cost	Fair Value(1)
First lien senior secured loans(2)	$9,583	$9,459	$7,224	$6,987
Second lien senior secured loans	4,614	4,524	4,386	4,171
Subordinated certificates of the SDLP(3)	987	987	1,123	1,123
Senior subordinated loans	912	906	1,005	951
Preferred equity	1,547	1,561	1,020	926
Other equity	2,167	2,572	1,156	1,357
Total	$19,810	$20,009	$15,914	$15,515
_______________________________________________________________________________

(1)As of December 31, 2021 and 2020, the fair value of certain of our investments was negatively impacted by the uncertainty surrounding the impact of the COVID-19 pandemic. For more information, see “Results of Operations - Net Unrealized Gains/Losses.”

(2)First lien senior secured loans include certain loans that we classify as “unitranche” loans. The total amortized cost and fair value of the loans that we classified as “unitranche” loans were $5.2 billion and $5.2 billion, respectively, as of December 31, 2021, and $2.9 billion and $2.8 billion, respectively, as of December 31, 2020.

(3)The proceeds from these certificates were applied to co-investments with Varagon Capital Partners (“Varagon”) and its clients to fund first lien senior secured loans to 19 and 23 different borrowers as of December 31, 2021 and 2020, respectively.

We have commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) our discretion. Our commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels). We are also party to subscription agreements to fund equity investments in private equity investment partnerships. See Note 7 to our consolidated financial statements for the year ended December 31, 2021 for more information on our unfunded commitments, including commitments to issue letters of credit, related to certain of our portfolio companies.

The weighted average yields at amortized cost and fair value of the following portions of our portfolio as of December 31, 2021 and 2020 were as follows:

	As of December 31,
	2021		2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and other income producing securities(1)	8.7%	8.7%	9.3%	9.4%
Total portfolio(2)	7.9%	7.9%	8.5%	8.7%
First lien senior secured loans(3)	7.2%	7.3%	7.7%	8.0%
Second lien senior secured loans(3)	8.6%	8.8%	8.7%	9.1%
Subordinated certificates of the SDLP(3)(5)	13.5%	13.5%	13.5%	13.5%
Senior subordinated loans(3)	10.2%	10.3%	9.0%	9.5%
Income producing equity securities(4)	12.0%	10.8%	13.4%	12.2%
_______________________________________________________________________________

(1)“Weighted average yield on debt and other income producing securities” is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on accruing debt and other income producing securities (including the annualized amount of the dividend received by us related to our equity investment in IHAM during the most recent quarter end), divided by (b) the total accruing debt and other income producing securities at amortized cost or at fair value (including the amortized cost or fair value of our equity investment in IHAM as applicable), as applicable.

(2)“Weighted average yield on total portfolio” is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on accruing debt and other income producing securities (including the annualized amount of the dividend received by us related to our equity investment in IHAM during the most recent quarter end), divided by (b) total investments at amortized cost or at fair value, as applicable.

(3)“Weighted average yields” are computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on the relevant accruing investments, divided by (b) the total relevant investments at amortized cost or at fair value, as applicable.

(4)“Weighted average yield on income producing equity securities” is computed as (a) the yield earned on the relevant income producing equity securities (including the annualized amount of the dividend received by us related to our equity investment in IHAM during the most recent quarter end), divided by (b) the total relevant income producing equity securities at amortized cost or fair value (including amortized cost or fair value of our equity investment in IHAM), as applicable.

(5)The proceeds from these certificates were applied to co-investments with Varagon and its clients to fund first lien senior secured loans.

Ares Capital Management employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our investment adviser grades the credit risk of all investments on a scale of 1 to 4 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of origination or acquisition), although it may also take into account under certain circumstances the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The grade of a portfolio investment may be reduced or increased over time. The following is a description of each investment grade:

Investment grade	Description
4	Involves the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit.
3	Involves a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and the risk factors to our ability to ultimately recoup the cost of our investment are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a grade of 3.
2	Indicates that the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not more than 120 days past due. For investments graded 2, our investment adviser enhances its level of scrutiny over the monitoring of such portfolio company.
1	Indicates that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 1, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 1, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit. For investments graded 1, our investment adviser enhances its level of scrutiny over the monitoring of such portfolio company.

Set forth below is the grade distribution of our portfolio companies as of December 31, 2021 and 2020:

	As of December 31,
	2021				2020
(dollar amounts in millions)	Fair Value	%	Number of Companies	%	Fair Value	%	Number of Companies	%
Grade 4	$3,422	17.1%	49	12.7%	$1,596	10.3%	34	9.7%
Grade 3	15,529	77.6	294	76.0	11,756	75.8	244	69.8
Grade 2	910	4.5	24	6.1	2,046	13.2	47	13.4
Grade 1	148	0.8	20	5.2	117	0.7	25	7.1
Total	$20,009	100.0%	387	100.0%	$15,515	100.0%	350	100.0%

As of December 31, 2021 and 2020, the weighted average grade of the investments in our portfolio at fair value was 3.1 and 3.0, respectively. The increase in the fair value of investments graded 4 was primarily due to recognition of unrealized appreciation in certain of our equity investments. As of December 31, 2021, investments graded 1 and 2 included certain of our portfolio investments which had increased risk due to supply chain disruptions, inflationary pressures and the COVID-19 pandemic and the continuing uncertainty surrounding its full duration and impact. For more information, see “Results of Operations - Net Unrealized Gains/Losses.”

As of December 31, 2021, loans on non-accrual status represented 0.8% and 0.5% of the total investments at amortized cost and at fair value, respectively. As of December 31, 2020, loans on non-accrual status represented 3.3% and 2.0% of the total investments at amortized cost and at fair value, respectively.

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

We provide capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. As of December 31, 2021, we and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates.

    As of December 31, 2021 and 2020, we and Varagon and its clients had agreed to make capital available to the SDLP of $6.2 billion and $6.2 billion, respectively, in the aggregate, of which $1.4 billion and $1.4 billion, respectively, is to be made available from us. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP. Below is a summary of the funded capital and unfunded capital commitments of the SDLP.

	As of December 31,
(in millions)	2021	2020
Total capital funded to the SDLP(1)	$4,168	$4,772
Total capital funded to the SDLP by the Company(1)	$987	$1,123
Total unfunded capital commitments to the SDLP(2)	$262	$152
Total unfunded capital commitments to the SDLP by the Company(2)	$62	$37
___________________________________________________________________________
(1) At principal amount.

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

The amortized cost and fair value of our SDLP Certificates were $1.0 billion and $1.0 billion, respectively, as of December 31, 2021 and $1.1 billion and $1.1 billion, respectively, as of December 31, 2020. Our yield on our investment in the SDLP Certificates at amortized cost and fair value was 13.5% and 13.5%, respectively, as of December 31, 2021 and 13.5% and 13.5%, respectively, as of December 31, 2020. For the years ended December 31, 2021, 2020 and 2019, we earned interest income of $138 million, $127 million and $122 million, respectively, from our investment in the SDLP Certificates. We are also entitled to certain fees in connection with the SDLP. For the years ended December 31, 2021, 2020 and 2019, in connection with the SDLP, we earned capital structuring service and other fees totaling $22 million, $23 million and $25 million, respectively.

As of December 31, 2021 and 2020, the SDLP portfolio was comprised entirely of first lien senior secured loans primarily to U.S. middle-market companies and were in industries similar to the companies in our portfolio. As of December 31, 2021 and 2020, none of the loans were on non-accrual status. Below is a summary of the SDLP’s portfolio as of December 31, 2021 and 2020:

	As of December 31,
(dollar amounts in millions)	2021	2020
Total first lien senior secured loans(1)(2)	$4,194	$4,483
Weighted average yield on first lien senior secured loans(3)	6.7%	6.9%
Largest loan to a single borrower(1)	$342	$345
Total of five largest loans to borrowers(1)	$1,540	$1,565
Number of borrowers in the SDLP	19	23
Commitments to fund delayed draw loans(4)	$262	$152
_______________________________________________________________________________

(1)At principal amount.

(2)First lien senior secured loans include certain loans that the SDLP classifies as “unitranche” loans. As of December 31, 2021 and 2020, the total principal amount of loans in the SDLP portfolio that the SDLP classified as “unitranche” loans was $2,908 million and $3,551 million, respectively.

(3) Computed as (a) the annual stated interest rate on accruing first lien senior secured loans, divided by (b) total first lien senior secured loans at principal amount.

(4)As discussed above, these commitments have been approved by the investment committee of the SDLP.

RESULTS OF OPERATIONS

For the years ended December 31, 2021 and 2020

Operating results for the years ended December 31, 2021 and 2020 were as follows:

	For the Years Ended December 31,
(in millions)	2021	2020
Total investment income	$1,820	$1,511
Total expenses	1,050	698
Net investment income before income taxes	770	813
Income tax expense, including excise tax	29	19
Net investment income	741	794
Net realized gains (losses) on investments, foreign currency and other transactions	240	(166)
Net unrealized gains (losses) on investments, foreign currency and other transactions	586	(144)
Net increase in stockholders’ equity resulting from operations	$1,567	$484

Net income can vary substantially from period to period due to various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net increase in stockholders’ equity resulting from operations may not be meaningful.

Investment Income

	For the Years Ended December 31,
(in millions)	2021	2020
Interest income from investments	$1,247	$1,159
Capital structuring service fees	306	149
Dividend income	222	149
Other income	45	54
Total investment income	$1,820	$1,511

Interest income from investments for the year ended December 31, 2021 increased from the comparable period in 2020 primarily as a result of the increase in the average size of our portfolio. This increase in interest income from the increase in the average size of our portfolio was partially offset against a decrease in the weighted average yield of our portfolio. The decline in the weighted average yield of our portfolio for the year ended December 31, 2021, as compared to the same period in 2020, was primarily due to the portfolio rotation into lower yielding senior secured loans. The average size and weighted average yield of our portfolio at amortized cost for the years ended December 31, 2021 and 2020 were as follows:

	For the Years Ended December 31,
(in millions)	2021	2020
Average size of portfolio	$17,053	$15,187
Weighted average yield on portfolio	8.5%	8.6%

Capital structuring service fees for the year ended December 31, 2021 increased from the comparable period in 2020 primarily due to an increase in new investment commitments during the year ended December 31, 2021. The new investment commitments and weighted average capital structuring service fee percentages for the years ended December 31, 2021 and 2020 were as follows:

	For the Years Ended December 31,
(in millions)	2021	2020
New investment commitments	$15,573	$6,703
Weighted average capital structuring service fee percentages	2.0%	2.2%

Dividend income for the years ended December 31, 2021 and 2020 were as follows:

	For the Years Ended December 31,
(in millions)	2021	2020
Dividend income received from IHAM	$93	$74
Recurring dividends	110	73
Non-recurring dividends	19	2
Total dividend income	$222	$149

Recurring dividend income for the year ended December 31, 2021 increased from the comparable period in 2020 primarily due to an increase in yielding preferred equity investments.

Operating Expenses

	For the Years Ended December 31,
(in millions)	2021	2020
Interest and credit facility fees	$372	$317
Base management fees	253	217
Income based fees	225	184
Capital gains incentive fees(1)	161	(58)
Administrative fees	15	13
Other general and administrative	24	25
Total expenses	$1,050	$698
_______________________________________________________________________________

(1)Calculated in accordance with U.S. generally accepted accounting principles (“GAAP”) as discussed below.

Interest and credit facility fees for the years ended December 31, 2021 and 2020, were comprised of the following:

	For the Years Ended December 31,
(in millions)	2021	2020
Stated interest expense	$308	$274
Credit facility fees	33	13
Amortization of debt issuance costs	29	23
Net accretion of discount on notes payable	2	7
Total interest and credit facility fees	$372	$317

Stated interest expense for the year ended December 31, 2021 increased from the comparable period in 2020 primarily due to the increase in the average principal amount of debt outstanding. The decrease in our weighted average stated interest rate for the year ended December 31, 2021 from the comparable period in 2020 was primarily due to the issuance of lower cost unsecured notes as well as the decline in LIBOR, which lowered the stated interest rate on our revolving credit facilities. Average debt outstanding and weighted average stated interest rate on our debt outstanding for the years ended December 31, 2021 and 2020 were as follows:

	For the Years Ended December 31,
(in millions)	2021	2020
Average debt outstanding	$9,411	$7,781
Weighted average stated interest rate on debt	3.3%	3.5%

Credit facility fees for the year ended December 31, 2021 were higher from the comparable period in 2020 primarily due to the lower utilization of our revolving facilities resulting in higher unused commitment fees.

Base management fees for the year ended December 31, 2021 increased from the comparable period in 2020 primarily due to the increase in the average size of our portfolio for the year ended December 31, 2021 as compared to the comparable period in 2020.

Income based fees for the year ended December 31, 2021 increased from the comparable period in 2020 primarily due to the pre-incentive fee net investment income, as defined in the investment advisory and management agreement, for the year ended December 31, 2021 being higher than in the comparable period in 2020.

For the year ended December 31, 2021, the capital gains incentive fee calculated in accordance with GAAP was $161 million. For the year ended December 31, 2020, the reduction in the capital gains incentive fee calculated in accordance with GAAP was $58 million. The capital gains incentive fee accrual for the year ended December 31, 2021 changed from the comparable period in 2020 primarily due to net gains on investments, foreign currency, other transactions and the extinguishment of debt of $826 million compared to net losses of $310 million for the year ended December 31, 2020. The capital gains incentive fee accrued under GAAP includes an accrual related to unrealized capital appreciation, whereas the capital gains incentive fee actually payable under our investment advisory and management agreement does not. There can be no assurance that such unrealized capital appreciation will be realized in the future. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. As of December 31, 2021, there was $161 million of capital gains incentive fees accrued in accordance with GAAP. As of December 31, 2021, the capital gains incentive fee actually payable under our investment advisory and management agreement was $26 million. See Note 3 to our consolidated financial statements for the year ended December 31, 2021, for more information on the base management fees, income based fees and capital gains incentive fees.

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

Administrative fees represent fees paid to Ares Operations for our allocable portion of overhead and other expenses incurred by Ares Operations in performing its obligations under the administration agreement, including our allocable portion of the compensation, rent and other expenses of certain of our corporate officers and their respective staffs. See Note 3 to our consolidated financial statements for the year ended December 31, 2021, for more information on the administrative fees.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the years ended December 31, 2021 and 2020, we recorded a net expense of $24 million and $17 million, respectively, for U.S. federal excise tax.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the years ended December 31, 2021 and 2020, we recorded a net tax expense of $6 million and $2 million, respectively, for these subsidiaries. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.

Net Realized Gains/Losses

The net realized gains (losses) from the sales, repayments or exits of investments during the years ended December 31, 2021 and 2020 were comprised of the following:

	For the Years Ended December 31,
(in millions)	2021	2020
Sales, repayments or exits of investments(1)	$10,473	$5,586
Net realized gains (losses) on investments:
Gross realized gains	$442	$122
Gross realized losses	(184)	(270)
Total net realized gains (losses) on investments	$258	$(148)
_______________________________________________________________________________

(1)Includes $2.4 billion and $940 million of loans sold to IHAM and certain vehicles managed by IHAM during the years ended December 31, 2021 and 2020, respectively. Net realized losses of $7 million and $21 million, respectively, were recorded on these transactions with IHAM during the years ended December 31, 2021 and 2020. See Note 4 to our consolidated financial statements for the year ended December 31, 2021 for more information on IHAM and its managed vehicles.

The net realized gains on investments during the year ended December 31, 2021 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
SVP-Singer Holdings Inc. and SVP-Singer Holdings LP	$110
Blue Angel Buyer 1, LLC and Blue Angel Holdco, LLC	46
GB Auto Service, Inc. and GB Auto Service Holdings, LLC	32
RMCF III CIV XXIX, L.P	30
Evolent Health LLC and Evolent Health, Inc.	21
BW Landco LLC	21
Mavis Tire Express Services Topco Corp., Metis HoldCo, Inc., and Metis TopCo, LP	18
ChargePoint Holdings, Inc.	17
PERC Holdings 1 LLC	11
Crown Health Care Laundry Services, LLC and Crown Laundry Holdings, LLC	11
NECCO Holdings, Inc. and New England Confectionery Company, Inc.	(12)
QC Supply, LLC	(21)
Green Energy Partners, Stonewall LLC, Panda Stonewall Intermediate Holdings II LLC and Potomac Intermediate Holdings II LLC	(21)
Garden Fresh Restaurant Corp. and GFRC Holdings LLC	(24)
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc.	(57)
Other, net	76
Total	$258

During the year ended December 31, 2021, we also recognized net realized gains on foreign currency and other transactions of $25 million.

During the year ended December 31, 2021, we redeemed the entire $230 million in aggregate principal amount outstanding of the unsecured notes that were scheduled to mature on April 15, 2047 (the “2047 Notes”) in accordance with the terms of the indenture governing the 2047 Notes. The 2047 Notes were redeemed at par plus accrued and unpaid interest for a total redemption price of approximately $233 million, which resulted in a realized loss on the extinguishment of debt of $43 million. The $186 million carrying value of the 2047 Notes at the time of redemption represented the aggregate principal amount of the 2047 Notes less the unaccreted purchased discount recorded in connection with the Allied Acquisition.

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

Net Unrealized Gains/Losses

We value our portfolio investments quarterly and the changes in value are recorded as unrealized gains or losses in our consolidated statement of operations. Net unrealized gains and losses on investments for the years ended December 31, 2021 and 2020, were comprised of the following:

	For the Years Ended December 31,
(in millions)	2021	2020
Unrealized appreciation	$660	$388
Unrealized depreciation	(344)	(620)
Net unrealized depreciation reversed related to net realized gains or losses(1)	286	88
Total net unrealized gains (losses) on investments	$602	$(144)
_______________________________________________________________________________

(1)The net unrealized depreciation reversed related to net realized gains or losses represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior period.

During the year ended December 31, 2020, our operating results were negatively impacted by the uncertainty surrounding the COVID-19 pandemic, which caused severe disruptions in the global economy and negatively impacted the fair value and performance of certain portfolio companies in our investment portfolio. For the year ended December 31, 2020, the net unrealized losses recorded on investments were primarily due to the impact of the COVID-19 pandemic, including from business shutdowns, government restrictions and/or possible additional liquidity needs of certain of our portfolio companies. For the year ended December 31, 2021, the net unrealized gains on investments were primarily due to the reversal of net unrealized depreciation recorded during 2020 as a result of the COVID-19 pandemic as values recovered in 2021, as well as an increase in the fair value of certain of our portfolio company investments. For additional information concerning the COVID-19 pandemic and its potential impact on our business and our operating results, see “Risk Factors—The COVID-19 pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations.”

The changes in net unrealized appreciation and depreciation on investments during the year ended December 31, 2021 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Ivy Hill Asset Management, L.P.	$67
Athenahealth, Inc., VVC Holding Corp., Virence Intermediate Holding Corp., and Virence Holdings LLC	35
OTG Management, LLC	28
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	24
Sundance Group Holdings, Inc.	21
Microstar Logistics LLC, Microstar Global Asset Management LLC, MStar Holding Corporation and Kegstar USA Inc.	20
ADG, LLC and RC IV GEDC Investor LLC	19
CoreLogic, Inc. and T-VIII Celestial Co-Invest LP	18
High Street Buyer, Inc. and High Street Holdco LLC	17
GHX Ultimate Parent Corporation, Commerce Parent, Inc. and Commerce Topco, LLC	15
Essential Services Holding Corporation and OMERS Mahomes Investment Holdings LLC	15
Centric Brands LLC and Centric Brands GP LLC	14
Primrose Holding Corporation	13
Alcami Corporation and ACM Holdings I, LLC	11
Cheyenne Petroleum Company Limited Partnership, CPC 2001 LLC and Mill Shoals LLC	11
Navisun LLC and Navisun Holdings LLC	11
Visual Edge Technology, Inc.	(12)
SiroMed Physician Services, Inc. and SiroMed Equity Holdings, LLC	(14)
Kellermeyer Bergensons Services, LLC	(14)
Implus Footcare, LLC	(20)
Elemica Parent, Inc. & EZ Elemica Holdings, Inc.	(20)
HAI Acquisition Corporation and Aloha Topco, LLC	(20)
Redwood Services, LLC and Redwood Services Holdco, LLC	(25)
Laboratories Bidco LLC and Laboratories Topco LLC	(31)
Pegasus Global Enterprise Holdings, LLC, Mekone Blocker Acquisition, Inc. and Mekone Parent, LLC	(35)
Other, net	168
Total	$316

During the year ended December 31, 2021, we also recognized net unrealized losses on foreign currency and other transactions of $16 million.

The changes in net unrealized appreciation and depreciation on investments during the year ended December 31, 2020 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
SVP-Singer Holdings Inc. and SVP-Singer Holdings LP	$102
Blue Angel Buyer 1, LLC and Blue Angel Holdco, LLC	18
Evolent Health LLC and Evolent Health, Inc.	16
Absolute Dental Group LLC and Absolute Dental Equity, LLC	11
BW Landco LLC	11
Ivy Hill Asset Management, L.P.	11
OUTFRONT Media Inc.	11
Alcami Corporation and ACM Holdings I, LLC	(13)
Implus Footcare, LLC	(14)
Varsity Brands Holding Co., Inc.	(15)
Centric Brands LLC and Centric Brands GP LLC	(18)
Cipriani USA, Inc.	(18)
Sundance Energy, Inc.	(22)
Garden Fresh Restaurant Corp.	(24)
Microstar Logistics LLC	(27)
Teligent, Inc.	(30)
Green Energy Partners, Stonewall LLC, Panda Stonewall Intermediate Holdings II LLC and Potomac Intermediate Holdings II LLC	(35)
OTG Management, LLC	(111)
Other, net	(85)
Total	$(232)

During the year ended December 31, 2020, we did not recognize any net unrealized gains or losses on foreign currency and other transactions.

For the years ended December 31, 2020 and 2019

The comparison of the fiscal years ended December 31, 2020 and 2019 can be found in our annual report on Form 10-K for the fiscal year ended December 31, 2020 located within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein by reference.

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

In accordance with the Investment Company Act, we are allowed to borrow amounts such that our asset coverage calculated pursuant to the Investment Company Act, is at least 150% after such borrowings (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). As of December 31, 2021, we had $372 million in cash and cash equivalents and $11.1 billion in total aggregate principal amount of debt outstanding ($11.0 billion at carrying value) and our asset coverage was 179%. Subject to borrowing base and other restrictions, we had approximately $4.1 billion available for additional borrowings under the Facilities as of December 31, 2021.

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
Equity Capital Activities

As of December 31, 2021 and 2020, our total equity market capitalization was $9.9 billion and $7.1 billion, respectively.

We may from time to time issue and sell shares of our common stock through public or “at the market” offerings. In connection with the issuance of our common stock, we issued and sold the following shares of common stock during the year ended December 31, 2021:

(in millions, except per share amount) Issuances of Common Stock	Number of Shares Issued	Gross Proceeds	Underwriting Fees/Offering Expenses	Net Proceeds	Average Offering Price Per Share(1)
Public offerings	26.5	$513.8	$19.0	$494.8	$19.39	(2)
“At the market” offerings	16.4	$329.3	$5.2	$324.1	$20.07
Total	42.9	$843.1	$24.2	$818.9
________________________________________

(1)    Represents the gross offering price per share before deducting underwriting discounts and commissions and estimated offering expenses.

(2)    14.0 million shares and 12.5 million shares were sold to the underwriters for a price of $17.85 per share and $19.67 per share, respectively, which the underwriters were then permitted to sell at variable prices to the public. See “Recent Developments,” as well as Note 15 to our consolidated financial statements for the year ended December 31, 2021 for a subsequent event relating to our public offerings.

“At the Market” Offerings

We have entered into equity distribution agreements with several banks (the “Equity Distribution Agreements”). The Equity Distribution Agreements provide that we may from time to time issue and sell, by means of “at the market” offerings, up to $500 million shares of our common stock. Subject to the terms and conditions of the Equity Distribution Agreements, sales of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Under the currently effective Equity Distribution Agreements, common stock with an aggregate offering amount of $366 million remained available for issuance as of December 31, 2021.

Stock Repurchase Program

We are authorized under our stock repurchase program to purchase up to $500 million in the aggregate of our outstanding common stock in the open market at certain thresholds below our net asset value per share, in accordance with the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any share repurchases will be determined by us, in our sole discretion, based upon an evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The stock repurchase program does not require us to repurchase any specific number of shares of common stock or any shares of common stock at all. Consequently, we cannot assure stockholders that any specific number of shares of common stock, if any, will be repurchased under the stock repurchase program. As of December 31, 2021, the expiration date of the stock repurchase program is February 15, 2022. The program may be suspended, extended, modified or discontinued at any time. As of December 31, 2021, there was $500 million available for additional repurchases under the program.

During the year ended December 31, 2021, we did not repurchase any shares of our common stock in the open market under the stock repurchase program. During the year ended December 31, 2020, we repurchased a total of 8.5 million shares of our common stock in the open market under the stock repurchase program for $100 million. The shares were repurchased at an average price of $11.83 per share, including commissions paid.

See “Recent Developments,” as well as Note 15 to our consolidated financial statements for the year ended December 31, 2021 for a subsequent event relating to our stock repurchase program.

Debt Capital Activities

Our debt obligations consisted of the following as of December 31, 2021 and 2020:

	As of December 31,
	2021					2020
(in millions)	Total Aggregate Principal Amount Available/ Outstanding(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Available/ Outstanding(1)		Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$4,232	(2)	$1,507	$1,507		$3,617	(2)	$1,180	$1,180
Revolving Funding Facility	1,525		762	762		1,525		1,028	1,028
SMBC Funding Facility	800	(3)	401	401		725	(3)	453	453
BNP Funding Facility	300		—	—		300		150	150
2022 Convertible Notes	388		388	388	(4)	388		388	383	(4)
2024 Convertible Notes	403		403	395	(4)	403		403	392	(4)
2022 Notes	—		—	—	(4)	600		600	598	(4)
2023 Notes	750		750	748	(4)	750		750	747	(4)
2024 Notes	900		900	897	(4)	900		900	896	(4)
March 2025 Notes	600		600	596	(4)	600		600	595	(4)
July 2025 Notes	1,250		1,250	1,260	(4)	750		750	742	(4)
January 2026 Notes	1,150		1,150	1,143	(4)	1,150		1,150	1,141	(4)
July 2026 Notes	1,000		1,000	988	(4)	—		—	—
2028 Notes	1,250		1,250	1,246	(5)	—		—	—
2031 Notes	700		700	689	(4)	—		—	—
2047 Notes	—		—	—	(5)	230		230	186	(5)
Total	$15,248		$11,061	$11,020		$11,938		$8,582	$8,491
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

(4)Represents the aggregate principal amount outstanding, less unamortized debt issuance costs and the net unaccreted/amortized discount or premium recorded upon issuance. In December 2021, the 2022 Notes were redeemed at par plus accrued and unpaid interest for a total redemption price of approximately $609 million. See “Recent Developments,” as well as Note 15 to our consolidated financial statements for the year ended December 31, 2021 for subsequent events relating to the 2022 Convertible Notes.

(5)Represents the aggregate principal amount outstanding of the 2047 Notes, less the unaccreted purchased discount recorded in connection with the Allied Acquisition. In March 2021, the 2047 Notes were redeemed at par plus accrued and unpaid interest for a total redemption price of approximately $233 million, which resulted in a realized loss on the extinguishment of debt of $43 million.

 The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all our debt outstanding as of December 31, 2021 were 3.1% and 4.2 years, respectively, and as of December 31, 2020 were 3.4% and 4.2 years, respectively.

The ratio of total principal amount of debt outstanding to stockholders’ equity as of December 31, 2021 was 1.26:1.00 compared to 1.20:1.00 as of December 31, 2020.

Revolving Credit Facility

We are party to a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), that allows us to borrow up to $4.2 billion at any one time outstanding. The Revolving Credit Facility consists of a $874 million term loan tranche and a $3.4 billion revolving tranche. For $824 million of the term loan tranche, the stated maturity date is March 31, 2026. For the remaining $50 million of the term loan tranche, the stated maturity date is March 30, 2025. For $3.2 billion of the revolving tranche, the end of the revolving period and the stated maturity date are March 31, 2025 and March 31, 2026, respectively. For the remaining $150 million of the revolving tranche, the end of the revolving period and the stated
maturity date are March 30, 2024 and March 30, 2025, respectively. The Revolving Credit Facility also provides for a feature that allows us, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of $5.9 billion. The interest rate charged on the Revolving Credit Facility is based on LIBOR (or an alternative rate of interest for certain loans, commitments and/or other extensions of credit denominated in Sterling, Canadian Dollars, Euros and certain other foreign currencies) plus an applicable spread of either 1.75% or 1.875% or an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility) plus an applicable spread of either 0.75% or 0.875%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving exposure and term loans outstanding under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of December 31, 2021, the interest rate in effect was LIBOR plus 1.75%. We are also required to pay a letter of credit fee of either 2.00% or 2.125% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. Additionally, we are required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. As of December 31, 2021, there was $1.5 billion outstanding under the Revolving Credit Facility and we were in compliance in all material respects with the terms of the Revolving Credit Facility.

Revolving Funding Facility

We and our consolidated subsidiary, Ares Capital CP Funding LLC (“Ares Capital CP”), are party to a revolving funding facility (as amended, the “Revolving Funding Facility”), that allows Ares Capital CP to borrow up to $1.5 billion at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility are December 29, 2024 and December 29, 2026, respectively. The interest rate charged on the Revolving Funding Facility is based on LIBOR plus 1.90% per annum or a “base rate” (as defined in the agreements governing the Revolving Funding Facility) plus 1.00% per annum. Ares Capital CP is also required to pay a commitment fee of between 0.50% and 1.25% per annum depending on the size of the unused portion of the Revolving Funding Facility. As of December 31, 2021, there was $762 million outstanding under the Revolving Funding Facility and we and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

SMBC Funding Facility

We and our consolidated subsidiary, Ares Capital JB Funding LLC (“ACJB”), are party to a revolving funding facility (as amended, the “SMBC Funding Facility”), with ACJB, as the borrower, and Sumitomo Mitsui Banking Corporation, as the administrative agent and collateral agent, that allows ACJB to borrow up to $800 million at any one time outstanding. The SMBC Funding Facility also provides for a feature that allows ACJB, subject to receiving certain consents, to increase the overall size of the SMBC Funding Facility to $1.0 billion. The SMBC Funding Facility is secured by all of the assets held by ACJB. The end of the reinvestment period and the stated maturity date for the SMBC Funding Facility are May 28, 2024 and May 28, 2026, respectively. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement. The interest rate charged on the SMBC Funding Facility is based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over a “base rate” (as defined in the agreements governing the SMBC Funding Facility), in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. As of December 31, 2021, the interest rate in effect was LIBOR plus 1.75%. ACJB is also required to pay a commitment fee of between 0.50% and 1.00% per annum depending on the size of the unused portion of the SMBC Funding Facility. As of December 31, 2021, there was $401 million outstanding under the SMBC Funding Facility and we and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

BNP Funding Facility

We and our consolidated subsidiary, ARCC FB Funding LLC (“AFB”), are party to a revolving funding facility (as amended, the “BNP Funding Facility”) with AFB, as the borrower, and BNP Paribas, as the administrative agent and lender, that allows AFB to borrow up to $300 million at any one time outstanding. The BNP Funding Facility is secured by all of the assets held by AFB. The end of the reinvestment period and the stated maturity date for the BNP Funding Facility are June 11, 2023 and June 11, 2025, respectively. The reinvestment period and the stated maturity date are both subject to a one-year extension by mutual agreement. The interest rate charged on the BNP Funding Facility is based on three month LIBOR, or a “base rate” (as defined in the agreements governing the BNP Funding Facility) plus a margin of (i) 1.80% during the reinvestment period and (ii) 2.30% following the reinvestment period. Beginning on December 11, 2020, AFB is required to pay a commitment fee of between 0.00% and 1.25% per annum depending on the size of the unused portion of the BNP Funding Facility. As of December 31, 2021, there were no amounts outstanding under the BNP Funding Facility and we and AFB were in compliance in all material respects with the terms of the BNP Funding Facility.

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

In certain circumstances, assuming the respective conversion date below has not already passed, the Convertible Unsecured Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at their respective conversion rates (listed below as of December 31, 2021) subject to customary anti-dilution adjustments and the requirements of their respective indenture (the “Convertible Unsecured Notes Indentures”). To the extent the 2022 Convertible Notes are converted, we have elected to settle in cash for all conversion dates after August 1, 2021. Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Unsecured Notes only under certain circumstances set forth in the Convertible Unsecured Notes Indentures. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding the maturity date for the 2022 Convertible Notes and the second scheduled trading day immediately preceding the maturity date for the 2024 Convertible Notes, holders may convert their Convertible Unsecured Notes at any time. In addition, if we engage in certain corporate events as described in their respective Convertible Unsecured Notes Indenture, holders of the Convertible Unsecured Notes may require us to repurchase for cash all or part of the Convertible Unsecured Notes at a repurchase price equal to 100% of the principal amount of the Convertible Unsecured Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

Certain key terms related to the convertible features for each of the Convertible Unsecured Notes as of December 31, 2021 are listed below.

	2022 Convertible Notes	2024 Convertible Notes
Conversion premium	15.0%	15.0%
Closing stock price at issuance	$16.86	$17.29
Closing stock price date	January 23, 2017	March 5, 2019
Conversion price(1)	$18.99	$19.88
Conversion rate (shares per one thousand dollar principal amount)(1)	52.6455	50.2930
Conversion dates	August 1, 2021	December 1, 2023
________________________________________

(1)Represents conversion price and conversion rate, as applicable, as of December 31, 2021, taking into account any applicable de minimis adjustments that will be made on the conversion date.

See “Recent Developments,” as well as Note 15 to our consolidated financial statements for the year ended December 31, 2021 for a subsequent event relating to the 2022 Convertible Notes.

    Unsecured Notes

We issued certain unsecured notes (each issuance of which is referred to herein using the “defined term” set forth under the “Unsecured Notes” column of the table below and collectively referred to as the “Unsecured Notes”), that pay interest semi-annually and all principal amounts are due upon maturity. Each of the Unsecured Notes may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indentures governing each of the Unsecured Notes, plus any accrued and unpaid interest. Certain key terms related to the features for the Unsecured Notes as of December 31, 2021 are listed below.

(dollar amounts in millions) Unsecured Notes	Aggregate Principal Amount Issued	Interest Rate	Original Issuance Date	Maturity Date
2023 Notes	$750	3.500%	August 10, 2017	February 10, 2023
2024 Notes	$900	4.200%	June 10, 2019	June 10, 2024
March 2025 Notes	$600	4.250%	January 11, 2018	March 1, 2025
July 2025 Notes	$1,250	3.250%	January 15, 2020	July 15, 2025
January 2026 Notes	$1,150	3.875%	July 15, 2020	January 15, 2026
July 2026 Notes	$1,000	2.150%	January 13, 2021	July 15, 2026
2028 Notes	$1,250	2.875%	June 10, 2021	June 15, 2028
2031 Notes	$700	3.200%	November 4, 2021	November 15, 2031

See Note 5 to our consolidated financial statements for the year ended December 31, 2021 for more information on our debt obligations. See “Recent Developments,” as well as Note 15 to our consolidated financial statements for the year ended December 31, 2021 for a subsequent event relating to an additional issuance of unsecured notes.

As of December 31, 2021, we were in compliance in all material respects with the terms of the Convertible Unsecured Notes Indentures and the indentures governing the Unsecured Notes.

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

RECENT DEVELOPMENTS

In January 2022, we issued $500 million in aggregate principal amount of unsecured notes, which bear interest at a rate of 2.875% per annum and mature on June 15, 2027 (the ‘‘2027 Notes’’). The 2027 Notes pay interest semi-annually and all principal is due upon maturity. The 2027 Notes may be redeemed in whole or in part at any time at our option at the redemption price determined pursuant to the indenture governing the 2027 Notes, and any accrued and unpaid interest. The 2027 Notes were issued at a discount to the principal amount.

In February 2022, we repaid in full the 2022 Convertible Notes upon their maturity, resulting in a realized loss on the extinguishment of debt of $48 million.

In January 2022, we completed a public equity offering pursuant to which we sold 11.2 million shares of common stock at a price of $21.06 per share to the participating underwriters, with net proceeds totaling $235.5 million, after giving effect to estimated offering expenses.

In February 2022, our board of directors authorized an amendment to our existing stock repurchase program to extend the expiration date of the program from February 15, 2022 to February 15, 2023. Under the stock repurchase program, we may repurchase up to $500 million in the aggregate of our outstanding common stock in the open market at a price per share that meets certain thresholds below our net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors.

From January 1, 2022 through February 2, 2022, we made new investment commitments of approximately $607 million, including $179 million of new investment commitments to IHAM, of which $385 million were funded. Of these new commitments, 68% were in first lien senior secured loans, 31% were in other equity and 1% were in preferred equity. Of the approximately $607 million of new investment commitments, 68% were floating rate, 2% were non-income producing, 1% were fixed rate and the remaining 29% was our equity investment in IHAM which generally pays a quarterly dividend. The weighted average yield of debt and other income producing securities funded during the period at amortized cost was 9.6% and the weighted average yield on total investments funded during the period at amortized cost was 9.3%. We may seek to sell all or a portion of these new investment commitments, although there can be no assurance that we will be able to do so.

From January 1, 2022 through February 2, 2022, we exited approximately $956 million of investment commitments, including $529 million of loans sold to IHAM or certain vehicles managed by IHAM. Of the total investment commitments exited, 89% were first lien senior secured loans, 8% were second lien senior secured loans, 2% were preferred equity and 1% were subordinated certificates of the SDLP. Of the approximately $956 million of exited investment commitments, 88% were floating rate, 11% were fixed rate and 1% were non-income producing. The weighted average yield of debt and other income producing securities exited or repaid during the period at amortized cost was 7.3% and the weighted average yield on total investments exited or repaid during the period at amortized cost was 7.2%. Of the approximately $956 million of investment commitments exited from January 1, 2022 through February 2, 2022, we recognized total net realized gains of approximately $20 million, including approximately $2 million of realized losses recognized from the sale of loans to IHAM or certain vehicles managed by IHAM.

In addition, as of February 2, 2022, we had an investment backlog and pipeline of approximately $1.2 billion and $125 million, respectively. Investment backlog includes transactions approved by our investment adviser’s investment committee and/or for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore we believe are likely to close. Investment pipeline includes transactions where due diligence and analysis are in process, but no formal mandate, letter of intent or signed commitment have been issued. The consummation of any of the investments in this backlog and pipeline depends upon, among other things, one or more of the following: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. In addition, we may sell all or a portion of these investments and certain of these investments may result in the repayment of existing investments. We cannot assure you that we will make any of these investments or that we will sell all or any portion of these investments.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. The critical accounting estimates should be read in conjunction with our risk factors as disclosed in “Item 1A. Risk Factors.” See Note 2 to our consolidated financial statements for the year ended December 31, 2021 for more information on our critical accounting policies.

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

See Note 8 to our consolidated financial statements for the year ended December 31, 2021 for more information on our valuation process.

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

Investment valuation risk

Because there is not a readily available market value for most of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board of directors based on, among other things, the input of our management and audit committee and independent third-party valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12-month period (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” as well as Notes 2 and 8 to our consolidated financial statements for the year ended December 31, 2021 for more information relating to our investment valuation.

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

In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks had previously reduced certain interest rates and LIBOR has decreased. In addition, in a prolonged low interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net income as indicated per the table below.

As of December 31, 2021, 77% of the investments at fair value in our portfolio bore interest and dividends at variable rates (including our investment in the SDLP Certificates which accounted for 5% of our total investments at fair value), 10% bore interest at fixed rates, 8% were non-income producing and the remaining 5% was our equity investment in IHAM which generally pays a quarterly dividend. Additionally, excluding our investment in the SDLP Certificates, 93% of the remaining variable rate investments at fair value contained interest rate floors. The Revolving Credit Facility, the Revolving Funding Facility, the SMBC Funding Facility and the BNP Funding Facility bear interest at variable rates with no interest rate floors. The Unsecured Notes and the Convertible Unsecured Notes bear interest at fixed rates.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our December 31, 2021 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest and Dividend Income	Interest Expense	Net Income(1)
Up 300 basis points	$347	$80	$267
Up 200 basis points	$195	$53	$142
Up 100 basis points	$45	$27	$18
Down 100 basis points	$5	$(4)	$9
Down 200 basis points	$4	$(4)	$8
Down 300 basis points	$6	$(4)	$10
________________________________________

(1)Excludes the impact of income based fees. See Note 3 to our consolidated financial statements for the year ended December 31, 2021 for more information on the income based fees.

Based on our December 31, 2020 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest and Dividend Income	Interest Expense(1)	Net Income(2)
Up 300 basis points	$291	$72	$219
Up 200 basis points	$160	$48	$112
Up 100 basis points	$34	$24	$10
Down 100 basis points	$4	$(6)	$10
Down 200 basis points	$4	$(6)	$10
Down 300 basis points	$3	$(6)	$9
_______________________________________________________________________________

(1)Includes the impact of an interest rate swap as a result of changes in interest rates.

(2)Excludes the impact of income based fees. See Note 3 to our consolidated financial statements for the year ended December 31, 2021 for more information on the income based fees.

Item 8.    Financial Statements and Supplementary Data

See the Index to Consolidated Financial Statements.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.    We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2021. The Company's independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of the Company's internal control over financial reporting.

(c)    Attestation Report of the Registered Public Accounting Firm.    Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting which is set forth under the heading “Report of Independent Registered Public Accounting Firm” on page F-2.

(d)    Changes in Internal Control over Financial Reporting.    There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 31, 2019, funds and accounts managed by Ares Management’s European direct lending strategy (together, the “Ares funds”) collectively acquired a 32% equity stake in Daisy Group Limited (“Daisy”). Daisy is a provider of communication services to businesses based in the United Kingdom. The Ares funds do not hold a majority equity interest in Daisy and do not have the right to appoint a majority of directors to Daisy’s board of directors.

Subsequent to completion of the Ares funds’ investment in Daisy, in connection with Ares’s routine quarterly survey of its investment funds’ portfolio companies, Daisy informed the Ares funds that it has customer contracts with Melli Bank Plc, Persia International Bank Plc and Bank Saderat Plc. Melli Bank Plc, Persia International Bank Plc and Bank Saderat Plc have been designated by the Office of Foreign Assets Control within the U.S. Department of Treasury pursuant to Executive Order 13324. Daisy generated a total of £84,806 in annual revenues in 2021 (less than 0.02% of Daisy’s annual revenues) from its dealings with Melli Bank Plc, Persia International Bank Plc and Bank Saderat Plc and de minimis net profits. Daisy entered into the customer contracts with Melli Bank Plc, Persia International Bank Plc and Bank Saderat Plc prior to the Ares funds’ investment in Daisy.

Daisy terminated its contract with Bank Saderat Plc on November 24, 2021 and terminated its contract with Persia International Bank Plc on December 31, 2021. Daisy has given notice of termination of its contracts with Melli Bank Plc, and such contract is expected to terminate on February 26, 2022. Following termination of the contracts, Daisy has not and does not intend to engage in any further dealings or transactions with Melli Bank Plc, Persia International Bank Plc or Bank Saderat Plc.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2022 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2022 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2022 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2022 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2022 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

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

3.    Exhibits.

Number	Document
3.1	Articles of Amendment and Restatement, as amended(1)
3.2	Third Amended and Restated Bylaws, as amended(2)
4.1	Form of Stock Certificate(3)
4.2	Form of Subscription Certificate(4)
4.3	Indenture, dated as of October 21, 2010, between Ares Capital Corporation and U.S. Bank National Association, as trustee(5)
4.4	Seventh Supplemental Indenture, dated as of August 10, 2017, relating to the 3.500% Notes due 2023, between Ares Capital Corporation and U.S. Bank National Association, as trustee(9)
4.5	Form of 3.500% Notes due 2023(9)
4.6	Eighth Supplemental Indenture, dated as of January 11, 2018, relating to the 4.250% Notes due 2025, between Ares Capital Corporation and U.S. Bank National Association, as trustee(7)
4.7	Form of 4.250% Notes due 2025(7)
4.8	Ninth Supplemental Indenture, dated as of March 8, 2019, relating to the 4.625% Convertible Notes due 2024, between Ares Capital Corporation and U.S. Bank National Association, as trustee(8)
4.9	Form of 4.625% Convertible Senior Notes due 2024(8)
4.10	Tenth Supplemental Indenture, dated as of June 10, 2019, relating to the 4.200% Notes due 2024, between Ares Capital Corporation and U.S. Bank National Association, as trustee(9)
4.11	Form of 4.200% Notes due 2024(9)
4.12	Eleventh Supplemental Indenture, dated as of January 15, 2020, relating to the 3.250% Notes due 2025, between the Company and U.S. Bank National Association, as trustee(10)
4.13	Form of 3.250% Notes due 2025(10)
4.14	Twelfth Supplemental Indenture, dated as of July 15, 2020, relating to the 3.875% Notes due 2026, between the Company and U.S. Bank National Association, as trustee(11)
4.15	Form of 3.875% Notes due 2026 (11)
4.16	Thirteenth Supplemental Indenture, dated as of January 13, 2021, relating to the 2.150% Notes due 2026, between the Company and U.S. Bank National Association, as trustee(12)
4.17	Form of 2.150% Notes due 2026(12)
4.18	Fourteenth Supplemental Indenture, dated as of June 10, 2021, relating to the 2.875% Notes due 2028, between the Company and U.S. Bank National Association, as trustee(13)
4.19	Form of 2.875% Notes due 2028(13)
4.20	Fifteenth Supplemental Indenture, dated as of November 4, 2021, relating to the 3.200% Notes due 2031, between the Company and U.S. Bank National Association, as trustee(14)
4.21	Form of 3.200% Notes due 2031(14)
4.22	Sixteenth Supplemental Indenture, dated as of January 13, 2022, relating to the 2.875% Notes due 2027, between the Company and U.S. Bank National Association, as trustee (15)
4.23	Form of 2.875% due 2027(15)
4.24	Indenture, dated as of January 27, 2017, between Ares Capital Corporation and U.S. Bank National Association, as trustee(16)
4.25	Form of 3.75% Convertible Senior Notes due 2022(16)
4.26	Description of Securities(17)

Number	Document
10.1	Dividend Reinvestment Plan of Ares Capital Corporation(18)
10.2	Second Amendment Restated Investment Advisory and Management Agreement between Ares Capital Corporation and Ares Capital Management LLC, dated as of June 6, 2019(19)
10.3	Amended and Restated Administration Agreement, dated as of June 1, 2007, between Ares Capital Corporation and Ares Operations LLC(20)
10.4	Amended and Restated Custodian Agreement, dated as of May 15, 2009, between Ares Capital Corporation and U.S. Bank National Association(21)
10.5	Amendment No. 1, dated as of December 19, 2014, to the Amended and Restated Custodian Agreement dated as of May 15, 2009, by and among Ares Capital Corporation and U.S. Bank National Association(22)
10.6	Trademark License Agreement between Ares Capital Corporation and Ares Management LLC(23)
10.7	Form of Indemnification Agreement between Ares Capital Corporation and directors and certain officers(24)
10.8	Form of Indemnification Agreement between Ares Capital Corporation and members of Ares Capital Management LLC investment committee(24)
10.9	Amended and Restated Purchase and Sale Agreement, dated as of January 22, 2010, among Ares Capital Corporation, as seller, and Ares Capital CP Funding Holdings LLC, as purchaser(25)
10.10	Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated as of June 7, 2012, among Ares Capital Corporation, as seller, and Ares Capital CP Funding Holdings LLC, as purchaser(26)
10.11	Second Tier Purchase and Sale Agreement, dated as of January 22, 2010, among Ares Capital CP Funding Holdings LLC, as seller, and Ares Capital CP Funding LLC, as purchaser(27)
10.12	Amendment No. 1 to Second Tier Purchase and Sale Agreement, dated as of June 7, 2012, among Ares Capital CP Funding Holdings LLC, as seller, and Ares Capital CP Funding LLC, as purchaser(26)
10.13
Amended and Restated Sale and Servicing Agreement, dated as of January 22, 2010, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer, Wachovia Bank, National Association, as note purchaser, U.S. Bank National Association, as trustee and collateral custodian, and Wells Fargo Securities, LLC, as agent(25)

10.14
Amendment No. 1 to the Amended and Restated Sale and Servicing Agreement, dated as of May 6, 2010, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer, Wells Fargo Bank, National Association, as successor by merger to Wachovia Bank as note purchaser, U.S. Bank, National Association, as trustee and collateral custodian, and Wells Fargo Securities LLC, as agent(27)

10.15	Amendment No. 2 to the Amended and Restated Sale and Servicing Agreement, dated as of January 18, 2011, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer, Wells Fargo Bank, National Association, as successor by merger to Wachovia Bank as note purchaser, U.S. Bank National Association, as trustee and collateral custodian, and Wells Fargo Securities, LLC, as agent(28)
10.16
Amendment No. 3 to the Amended and Restated Sale and Servicing Agreement, dated as of October 13, 2011, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and as transferor, Wells Fargo Bank, National Association (as successor by merger to Wachovia Bank, National Association), as note purchaser, U.S. Bank National Association, as trustee, collateral custodian and bank and Wells Fargo Securities, LLC, as agent(29)

10.17
Amendment No. 4 to the Amended and Restated Sale and Servicing Agreement, dated as of January 18, 2012, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Wells Fargo Bank, National Association (as successor by merger to Wachovia Bank, National Association), as note purchaser, Wells Fargo Securities, LLC, as agent, and U.S. Bank National Association, as collateral custodian, trustee and bank(30)

10.18
Amendment No. 5 to the Amended and Restated Sale and Servicing Agreement, dated as of June 7, 2012, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Wells Fargo Bank, National Association (as successor by merger to Wachovia Bank, National Association), as note purchaser, Wells Fargo Securities, LLC, as agent, and U.S. Bank National Association, as collateral custodian, trustee and bank(26)

10.19
Amendment No. 6 to Loan and Servicing Agreement, dated as of January 25, 2013, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Wells Fargo Securities, LLC, as agent, Wells Fargo Bank, National Association, as swingline lender, and the other lenders party thereto (31)

10.20
Omnibus Amendment, dated as of May 14, 2014, among Ares Capital CP Funding LLC, Ares Capital CP Funding Holdings LLC, Ares Capital Corporation, Wells Fargo Bank, National Association, as swingline lender and as a lender, Wells Fargo Securities, LLC, as agent, and U.S. Bank National Association, as trustee, bank and collateral custodian (amending the Loan and Servicing Agreement, dated as of January 22, 2010, the Amended and Restated Purchase and Sale Agreement, dated as of January 22, 2010, and the Second Tier Purchase and Sale Agreement, dated as of January 22, 2010)(32)

Number	Document
10.21
Amendment No. 8 to the Loan and Servicing Agreement, dated as of January 3, 2017, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Wells Fargo Securities, LLC, as agent, and Wells Fargo Bank, National Association, as swingline lender, and the other lenders party thereto(33)

10.22
Amendment No. 9 to Loan and Servicing Agreement, dated as of January 3, 2017, among Ares Capital CP Funding LLC, as borrower, the Company, as servicer, Wells Fargo Bank, National Association, as swingline lender, as a lender and as a successor agent, Wells Fargo Securities, LLC, as the resigning agent, Bank of America, N.A. as a lender, U.S. Bank National Association as collateral custodian, trustee and bank, and the other lenders party thereto*

10.23
Amendment No. 10 to Loan and Servicing Agreement, dated as of October 2, 2018, among Ares Capital CP Funding LLC, Ares Capital Corporation, Wells Fargo Bank National Association, as the agent and Wells Fargo Bank, National Association, as a lender and Bank of America, N.A.(34)

10.24
Amendment No. 11 to Loan and Servicing Agreement, dated as of December 14, 2018, among Ares Capital CP Funding LLC, Ares Capital Corporation, Wells Fargo Bank National Association, as the agent and Wells Fargo Bank, National Association, as a lender and Bank of America, N.A.(35)

10.25
Amendment No. 12 to Loan and Servicing Agreement, dated as of June 18, 2019, among Ares Capital CP Funding LLC, as the borrower, Ares Capital Corporation, as the servicer, Wells Fargo Bank, National Association, as the agent, Wells Fargo Bank, National Association, as a lender, Bank of America, N.A, as a lender and U.S. Bank National Association, as trustee, bank and collateral custodian(36)

10.26
Amendment No. 13 to Loan and Servicing Agreement, dated as of January 31, 2020, among Ares Capital CP Funding LLC, as the borrower, Ares Capital Corporation, as the servicer, Wells Fargo Bank, National Association, as the agent, Wells Fargo Bank, National Association, as a lender, Bank of America, N.A, as a lender, TIAA, FSB, as a lender, Sampension Livsforsikring A/S, as a lender, Arkitekternes Pensionskasse, as a lender, Pensionskassen for Jordbrugsakademikere og Dyrlæger, as a lender and U.S. Bank National Association, as trustee, bank and collateral custodian (37)

10.27
Amendment No. 14 to Loan and Servicing Agreement, dated as of November 13, 2020, among Ares Capital CP Funding LLC, as borrower, the Company, as servicer, Wells Fargo Bank, National Association, as agent, Wells Fargo Bank, National Association, as a lender, and Bank of America, N.A., as a lender, and U.S. Bank National Association, as trustee, bank and collateral custodian*

10.28
Amendment No. 15 to Loan and Servicing Agreement, dated as of December 29, 2021, among Ares Capital CP Funding LLC, as borrower, the Company as servicer, Wells Fargo Bank, National Association, as agent, the lenders named therein, and U.S. Bank National Association, as trustee, bank and collateral custodian(38)

10.29
Twelfth Amended and Restated Senior Secured Revolving Credit Agreement, dated as of March 31, 2021, among Ares Capital Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent(39)

10.30
Amendment No. 1 to the Twelfth Amended and Restated Senior Secured Credit Agreement, dated as of December 29, 2021, among Ares Capital Corporation, as the borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent(38)

10.31	Loan and Servicing Agreement, dated as of January 20, 2012, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, collateral agent and lender, and U.S. Bank National Association, as collateral custodian and bank(40)
10.32	Purchase and Sale Agreement, dated as of January 20, 2012, between Ares Capital JB Funding LLC, as purchaser, and Ares Capital Corporation, as seller(40)
10.33
Revolving Credit and Security Agreement, dated as of June 11, 2020, among ARCC FB Funding LLC, as the borrower, BNP Paribas, as the administrative agent, Ares Capital Corporation as equity holder and servicer, and U.S. Bank National Association as collateral agent(41)

10.34	Purchase and Sale Agreement, dated as of June 11, 2020, between ARCC FB Funding LLC, as the purchaser and Ares Capital Corporation, as the seller(41)
10.35
Amendment No. 1, dated as of December 21, 2020, among ARCC FB Funding LLC, as the borrower, BNP Paribas, as the administrative agent, Ares Capital Corporation as equity holder and servicer, and U.S. Bank National Association as collateral agent(42)

10.36
Second Amendment to the Revolving Credit and Security Agreement, dated as of June 29, 2021, among ARCC FB Funding LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, Ares Capital Corporation, as equityholder and servicer, and U.S. Bank National Association, as collateral agent(43)

10.37
Omnibus Amendment No. 1, dated as of September 14, 2012, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012, and the Purchase and Sale Agreement, dated as of January 20, 2012)(44)

Number	Document
10.38
Omnibus Amendment No. 2, dated as of December 20, 2013, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012, and the Purchase and Sale Agreement, dated as of January 20, 2012)(45)

10.39
Omnibus Amendment No. 3, dated as of June 30, 2015, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012, and the Purchase and Sale Agreement, dated as of January 20, 2012)(46)

10.40
Omnibus Amendment No. 4, dated as of August 24, 2017, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012)(47)

10.41
Omnibus Amendment No. 5, dated as of September 12, 2018, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012)(48)

10.42
Omnibus Amendment No. 6, dated as of September 10, 2019, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012 and the Purchase and Sale Agreement, dated as of January 20, 2012)(49)

10.43	Omnibus Amendment No. 7, dated as of December 31, 2019, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012 and the Purchase and Sale Agreement, dated as of January 20, 2012)(50)
10.44	Amendment No. 8, dated as of May 28, 2021, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012)(51)
10.45	Amended and Restated Equity Distribution Agreement, dated as of October 26, 2021, among Ares Capital Corporation, Ares Capital Management LLC, Ares Operations LLC and Truist Securities, Inc.(52)
10.46	Amended and Restated Equity Distribution Agreement, dated as of October 26, 2021, among Ares Capital Corporation, Ares Capital Management LLC, Ares Operations LLC and Regions Securities LLC(52)
10.47	Equity Distribution Agreement, dated as of October 26, 2021, among Ares Capital Corporation, Ares Capital Management LLC, Ares Operations LLC and SMBC Nikko Securities America, Inc.(52)
11.1	Statement of Computation of Per Share Earnings(53)
14.1	Code of Ethics(54)
21.1	Subsidiaries of Ares Capital Corporation*
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	Report of Independent Registered Public Accounting Firm on Supplemental Information*
________________________________________

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q (File No. 814-00663), for the quarter ended September 30, 2020, filed on October 27, 2020.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2018, filed on February 12, 2019..

(3)	Incorporated by reference to Exhibit (d) to the Company’s pre effective Amendment No. 2 to the Registration Statement under the Securities Act of 1933, as amended, on Form N 2 (File No. 333 114656), filed on September 28, 2004.
(4)	Incorporated by reference to Exhibit (d)(4) to the Company’s pre effective Amendment No. 2 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-149139), filed on April 9, 2008.
(5)	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8 K (File No. 814 00663), filed on October 22, 2010.
(6)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on August 10, 2017.
(7)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on January 11, 2018.
(8)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8 K (File No. 814 00663), filed on March 8, 2019.
(9)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8 K (File No. 814 00663), filed on June 10, 2019.
(10)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8 K (File No. 814 00663), filed on January 15, 2020.
(11)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed July 15, 2020.
(12)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8 K (File No. 814-00663), filed on January 13, 2021.
(13)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on June 10, 2021.
(14)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on November 4, 2021.
(15)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on January 13, 2022.
(16)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8 K (File No. 814-00663), filed on January 27, 2017.
(17)	Incorporated by reference to Exhibit 4.23 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2019, filed on February 12, 2020.
(18)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2018, filed on February 12, 2019.
(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on June 7, 2019.
(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 814-00663) for the quarter ended June 30, 2007, filed on August 9, 2007.
(21)	Incorporated by reference to Exhibit (j) to the Company’s pre effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-158211), filed on May 28, 2009.
(22)	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2014, filed on February 26, 2015.
(23)	Incorporated by reference to Exhibit 99(K)(3) to the Company’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-114656), filed on September 17, 2004.
(24)	Incorporated by reference to Exhibits (k)(3) and (k)(4), as applicable, to the Company’s Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-188175), filed on April 26, 2013.
(25)	Incorporated by reference to Exhibits 10.2 through 10.4, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on January 25, 2010.
(26)	Incorporated by reference to Exhibits 10.1 through 10.3, as applicable, to the Company’s Form 8-K (File No. 814-0663), filed on June 8, 2012.
(27)	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q (File No. 814-00663) for the quarter ended March 30, 2010, filed on May 10, 2010.
(28)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 19, 2011.
(29)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on October 14, 2011.
(30)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 19, 2012.
(31)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 28, 2013.
(32)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on May 15, 2014.

(33)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 4, 2017.
(34)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on October 3, 2018.
(35)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on December 17, 2018.
(36)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on June 19, 2019.
(37)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on February 3, 2020.
(38)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8‑K (File No. 814‑00663), filed on January 3, 2022.
(39)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on April 1, 2021.
(40)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on January 24, 2012.
(41)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on June 16, 2020.
(42)	Incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K (File No. 814-00663), for the year ended December 30, 2020, filed on February 10, 2021.
(43)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on July 1, 2021.
(44)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on September 17, 2012.
(45)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on December 23, 2013.
(46)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on July 1, 2015.
(47)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on August 28, 2017.
(48)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on September 13, 2018.
(49)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on September 10, 2019.
(50)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 2, 2020.
(51)	Incorporated by reference to Exhibit 10.1 and 10.2 to the Company’s Form 8-K (File No. 814-00663), filed on May 28, 2021.
(52)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 to the Company’s Form 8‑K (File No. 814‑00663), filed on October 26, 2021.
(53)	Included in Note 10 to the Company’s Notes to Consolidated Financial Statements filed herewith.
(54)	Incorporated by reference to Exhibit (r) to the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-212142), filed on June 14, 2017.

Item 16.    Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm
To the stockholders and board of directors
Ares Capital Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ares Capital Corporation and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 9, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of investments owned as of December 31, 2021 and 2020 by correspondence with custodians, portfolio companies, agents, or other appropriate audit procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
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
February 9, 2022

Report of Independent Registered Public Accounting Firm
To the stockholders and board of directors
Ares Capital Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Ares Capital Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company, including the consolidated schedules of investments, as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 9, 2022, expressed an unqualified opinion on those consolidated financial statements.

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
February 9, 2022

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions, except per share data)

	As of December 31,
	2021	2020
ASSETS
Investments at fair value
Non-controlled/non-affiliate company investments	$17,056	$12,780
Non-controlled affiliate company investments	373	296
Controlled affiliate company investments	2,580	2,439
Total investments at fair value (amortized cost of $19,810 and $15,914, respectively)	20,009	15,515
Cash and cash equivalents	372	254
Restricted cash	114	72
Interest receivable	142	112
Receivable from participants	—	38
Receivable for open trades	80	73
Other assets	99	94
Operating lease right-of-use asset	27	38
Total assets	$20,843	$16,196
LIABILITIES
Debt	$11,020	$8,491
Base management fees payable	69	56
Income based fees payable	67	140
Capital gains incentive fees payable	161	—
Interest and facility fees payable	100	83
Payable to participants	114	72
Payable for open trades	216	6
Accounts payable and other liabilities	111	90
Secured borrowings	74	23
Operating lease liabilities	43	59
Total liabilities	11,975	9,020
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share, 600 common shares authorized; 468 and 423 common shares issued and outstanding, respectively	—	—
Capital in excess of par value	8,553	7,656
Accumulated undistributed (overdistributed) earnings	315	(480)
Total stockholders’ equity	8,868	7,176
Total liabilities and stockholders’ equity	$20,843	$16,196
NET ASSETS PER SHARE	$18.96	$16.97

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)

	For the Years Ended December 31,
	2021	2020	2019
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest income (excluding payment-in-kind (“PIK”) interest income)	$911	$844	$941
PIK interest income	133	116	57
Capital structuring service fees	285	128	138
Dividend income	122	74	75
Other income	40	50	28
Total investment income from non-controlled/non-affiliate company investments	1,491	1,212	1,239
From non-controlled affiliate company investments:
Interest income (excluding PIK interest income)	7	9	13
PIK interest income	4	3	5
Capital structuring service fees	—	1	2
Dividend income	—	—	8
Other income	1	—	—
Total investment income from non-controlled affiliate company investments	12	13	28
From controlled affiliate company investments:
Interest income (excluding PIK interest income)	164	156	147
PIK interest income	28	31	17
Capital structuring service fees	21	20	22
Dividend income	100	75	69
Other income	4	4	6
Total investment income from controlled affiliate company investments	317	286	261
Total investment income	1,820	1,511	1,528
EXPENSES:
Interest and credit facility fees	372	317	291
Base management fees	253	217	205
Income based fees	225	184	194
Capital gains incentive fees	161	(58)	(4)
Administrative fees	15	13	14
Other general and administrative	24	25	31
Total expenses	1,050	698	731
Waiver of income based fees	—	—	(30)
Total expenses, net of waiver of income based fees	1,050	698	701
NET INVESTMENT INCOME BEFORE INCOME TAXES	770	813	827
Income tax expense, including excise tax	29	19	16
NET INVESTMENT INCOME	741	794	811
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS, FOREIGN CURRENCY AND OTHER TRANSACTIONS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	129	(159)	(113)
Non-controlled affiliate company investments	68	16	(34)
Controlled affiliate company investments	61	(5)	20
Foreign currency and other transactions	25	(18)	62
Net realized gains (losses)	283	(166)	(65)
Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	556	(284)	17
Non-controlled affiliate company investments	(16)	(2)	41
Controlled affiliate company investments	62	142	3
Foreign currency and other transactions	(16)	—	(14)
Net unrealized gains (losses)	586	(144)	47
Net realized and unrealized gains (losses) on investments, foreign currency and other transactions	869	(310)	(18)
REALIZED LOSS ON EXTINGUISHMENT OF DEBT	(43)	—	—
NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$1,567	$484	$793
BASIC AND DILUTED NET INCOME PER COMMON SHARE (see Note 10)	$3.51	$1.14	$1.86
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING (see Note 10)	446	424	427

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Software & Services
2U, Inc.	Provider of course design and learning management system to educational institutions	First lien senior secured loan ($55.0 par due 12/2024)	6.50% (Libor + 5.75%/M)	6/28/2021	$54.1	$55.0	(2)(6)(12)
AffiniPay Midco, LLC and AffiniPay Intermediate Holdings, LLC (16)	Payment processing solution provider	First lien senior secured loan ($64.0 par due 3/2026)	6.25% (Libor + 5.00%/Q)	2/28/2020	64.0	64.0	(12)
		Senior subordinated loan ($27.5 par due 2/2028)	12.75% PIK	2/28/2020	27.5	27.5	(2)
					91.5	91.5
Anaqua Parent Holdings, Inc. & Astorg VII Co-Invest Anaqua (16)	Provider of intellectual property management lifecycle software	First lien senior secured loan ($4.7 par due 4/2026)	6.25% (Euribor + 6.25%/Q)	4/10/2019	4.6	4.7
		First lien senior secured loan ($16.0 par due 4/2026)	7.00% (Libor + 6.00%/Q)	6/24/2021	16.0	16.0	(2)(12)
		Limited partnership units (4,400,000 units)		6/13/2019	4.2	7.6	(2)(6)
					24.8	28.3
APG Intermediate Holdings Corporation and APG Holdings, LLC (4)(16)	Aircraft performance software provider	First lien senior secured loan ($13.5 par due 1/2025)	6.75% (Libor + 5.25%/Q)	1/3/2020	13.5	13.5	(2)(12)
		Class A membership units (9,750,000 units)		1/3/2020	9.8	11.5	(2)
					23.3	25.0
Appriss Health, LLC and Appriss Health Intermediate Holdings, Inc. (16)	Software platform for identification, prevention and management of substance use disorder	First lien senior secured loan ($13.4 par due 5/2027)	8.25% (Libor + 7.25%/Q)	5/6/2021	13.4	13.4	(2)(12)
		Series A preferred shares (32,236 shares)	11.00% PIK	5/6/2021	34.6	34.6	(2)
					48.0	48.0
Apptio, Inc. (16)	Provider of cloud-based technology business management solutions	First lien senior secured revolving loan ($1.7 par due 1/2025)	8.25% (Libor + 7.25%/Q)	1/10/2019	1.7	1.7	(2)(12)
		First lien senior secured loan ($62.2 par due 1/2025)	8.25% (Libor + 7.25%/Q)	1/10/2019	62.2	62.2	(12)
					63.9	63.9
Avetta, LLC (16)	Supply chain risk management SaaS platform for global enterprise clients	First lien senior secured loan ($11.8 par due 4/2024)	7.25% (Libor + 6.25%/Q)	7/15/2021	11.8	11.8	(2)(12)
AxiomSL Group, Inc. and Calypso Group, Inc. (16)	Provider of risk data management and regulatory reporting software	First lien senior secured loan ($21.4 par due 12/2027)	7.00% (Libor + 6.00%/Q)	7/21/2021	21.0	21.2	(2)(12)
Banyan Software Holdings, LLC and Banyan Software, LP (16)	Vertical software businesses holding company	First lien senior secured loan ($6.7 par due 10/2026)	7.75% (Libor + 6.75%/Q)	12/16/2021	6.7	6.7	(2)(12)
		First lien senior secured loan ($7.7 par due 10/2026)	7.75% (Libor + 6.75%/Q)	10/30/2020	7.7	7.7	(2)(12)
		First lien senior secured loan ($5.0 par due 10/2026)	8.50% (Libor + 7.50%/Q)	10/30/2020	5.0	5.0	(2)(12)
					19.4	19.4
Borrower R365 Holdings LLC (16)	Provider of restaurant ERP systems	First lien senior secured loan ($15.5 par due 6/2027)	7.50% (Libor + 3.50% Cash + 3.00% PIK/Q)	6/10/2021	15.2	15.5	(2)(12)
Businessolver.com, Inc. (16)	Provider of SaaS-based benefits solutions for employers and employees	First lien senior secured loan ($70.2 par due 12/2027)	6.50% (Libor + 5.75%/M)	12/1/2021	70.2	69.5	(2)(12)
CallMiner, Inc.	Provider of cloud-based conversational analytics solutions	Warrant to purchase up to 2,350,636 shares of Series 1 preferred stock (expires 7/2024)		7/23/2014	—	—	(2)
Cardinal Parent, Inc. and Packers Software Intermediate Holdings, Inc. (16)	Provider of software and technology-enabled content and analytical solutions to insurance brokers	First lien senior secured revolving loan ($0.6 par due 11/2025)	6.75% (Base Rate + 3.50%/Q)	11/12/2020	0.6	0.6	(2)(12)
		Second lien senior secured loan ($59.9 par due 11/2028)	8.50% (Libor + 7.75%/Q)	11/12/2020	59.9	59.9	(2)(12)
		Series A-2 preferred shares (8,963 shares)	11.25% PIK (Libor + 11.00%/Q)	12/23/2020	10.0	10.1	(2)
		Series A-3 preferred shares (11,952 shares)	11.00% PIK	11/24/2021	12.1	13.4	(2)
		Series A preferred shares (24,898 shares)	11.21% PIK (Libor + 11.00%/Q)	11/12/2020	28.3	28.0	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					110.9	112.0
Consilio Midco Limited and Consilio Investment Holdings, L.P. (16)	Provider of sales software for the interior design industry	First lien senior secured loan ($27.8 par due 5/2028)	6.25% (Euribor + 6.25%/Q)	11/30/2021	27.7	27.5	(2)(6)
		First lien senior secured loan ($32.9 par due 5/2028)	6.75% (Libor + 5.75%/Q)	5/28/2021	32.9	32.6	(2)(6)(12)
		First lien senior secured loan ($3.9 par due 5/2028)	8.00% (Base Rate + 4.75%/Q)	5/28/2021	3.9	3.8	(2)(6)(12)
		First lien senior secured loan ($11.3 par due 5/2028)	6.75% (Libor + 5.75%/Q)	5/28/2021	11.3	11.2	(2)(6)(12)
		Common units (4,799,000 units)		5/28/2021	4.8	6.0	(2)(6)
					80.6	81.1
CoreLogic, Inc. and T-VIII Celestial Co-Invest LP (16)	Provider of information, insight, analytics, software and other outsourced services primarily to the mortgage, real estate and insurance sectors	Second lien senior secured loan ($155.7 par due 6/2029)	7.00% (Libor + 6.50%/M)	6/3/2021	155.7	155.7	(2)(12)
		Limited partnership units (59,665,989 units)		4/29/2021	59.7	77.9	(2)
					215.4	233.6
Cority Software Inc., IQS, Inc. and Cority Parent, Inc. (16)	Provider of environmental, health and safety software to track compliance data	First lien senior secured loan ($6.3 par due 7/2026)	6.00% (Libor + 5.00%/Q)	7/2/2019	6.3	6.3	(6)(12)
		First lien senior secured loan ($4.4 par due 7/2026)	6.00% (Libor + 5.00%/Q)	10/15/2019	4.4	4.4	(6)(12)
		First lien senior secured loan ($1.1 par due 7/2026)	8.00% (Libor + 7.00%/Q)	9/3/2020	1.1	1.1	(2)(6)(12)
		Preferred equity (198 shares)	9.00% PIK	7/2/2019	0.2	0.6	(2)(6)
		Common equity (190,143 shares)		7/2/2019	—	—	(2)(6)
					12.0	12.4
Cornerstone OnDemand, Inc. and Sunshine Software Holdings, Inc. (16)	Provider of a cloud-based, SaaS platform for talent management	First lien senior secured revolving loan	—%	10/15/2021	—	—	(14)
		Second lien senior secured loan ($137.5 par due 10/2029)	7.00% (Libor + 6.50%/Q)	10/15/2021	137.5	135.4	(12)
		Series A preferred shares (116,413 shares)	10.50% PIK	10/15/2021	119.0	119.0	(2)
		Class A-1 common stock (1,360,100 shares)		10/15/2021	13.6	13.3	(2)
					270.1	267.7
Datix Bidco Limited	Global healthcare software company that provides software solutions for patient safety and risk management	First lien senior secured loan ($0.1 par due 4/2025)	4.18% (Libor + 4.00%/Q)	10/7/2019	—	0.1	(2)(6)
DCert Preferred Holdings, Inc. and Destiny Digital Holdings, L.P.	Provider of internet security tools and solutions	Series A preferred shares (129,822 shares)	10.50% PIK	5/25/2021	138.1	138.1	(2)
		Series A units (817,194 units)		5/27/2021	13.3	13.4	(2)
					151.4	151.5
Denali Holdco LLC and Denali Topco LLC (16)	Provider of cybersecurity audit and assessment services	First lien senior secured loan ($37.3 par due 9/2027)	7.00% (Libor + 6.00%/Q)	9/15/2021	37.3	36.9	(2)(12)
		Class A units (2,549,000)		9/15/2021	2.5	2.5	(2)
					39.8	39.4
Diligent Corporation and Diligent Preferred Issuer, Inc. (16)	Provider of secure SaaS solutions for board and leadership team documents	First lien senior secured revolving loan	—%	8/4/2020	—	—	(14)
		First lien senior secured loan ($33.0 par due 8/2025)	7.25% (Libor + 6.25%/Q)	8/4/2020	32.4	33.0	(12)
		First lien senior secured loan ($8.9 par due 8/2025)	6.75% (Libor + 5.75%/Q)	3/4/2021	8.9	8.9	(2)(12)
		First lien senior secured loan ($11.4 par due 8/2025)	6.75% (Libor + 5.75%/Q)	4/6/2021	11.3	11.4	(2)(12)
		First lien senior secured loan ($2.0 par due 8/2025)	7.25% (Libor + 6.25%/Q)	7/30/2021	2.0	2.0	(2)(12)
		Preferred stock (13,140 shares)	10.50% PIK	4/6/2021	13.5	13.8	(2)
					68.1	69.1

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Drilling Info Holdings, Inc. and Titan DI Preferred Holdings, Inc.	SaaS based business analytics company focused on oil and gas industry	Second lien senior secured loan ($25.0 par due 7/2026)	8.35% (Libor + 8.25%/M)	2/11/2020	25.0	25.0
		Preferred stock (29.53 shares)	13.50% PIK	2/11/2020	37.0	37.9	(2)
					62.0	62.9
DS Admiral Bidco, LLC (16)	Tax return software provider for government institutions	First lien senior secured loan ($11.9 par due 3/2028)	6.75% (Libor + 5.75%/Q)	3/16/2021	11.6	11.9	(2)(12)
Dye & Durham Corporation (16)	Provider of cloud-based software and technology solutions for the legal industry	First lien senior secured loan ($72.0 par due 12/2027)	6.50% (CDOR + 5.75%/Q)	12/3/2021	70.9	70.9	(2)(6)(12)
Elemica Parent, Inc. & EZ Elemica Holdings, Inc. (16)	SaaS based supply chain management software provider focused on chemical markets	First lien senior secured revolving loan ($2.3 par due 9/2025)	6.50% (Libor + 5.50%/Q)	9/18/2019	2.3	2.3	(2)(12)
		First lien senior secured loan ($62.0 par due 9/2025)	6.50% (Libor + 5.50%/Q)	9/18/2019	61.9	61.9	(12)
		First lien senior secured loan ($20.5 par due 9/2025)	6.50% (Libor + 5.50%/Q)	12/15/2020	20.5	20.5	(2)(12)
		Preferred equity (4,599 shares)		9/18/2019	4.6	5.5
					89.3	90.2
EP Purchaser, LLC and TPG VIII EP Co-Invest II, L.P.	Provider of entertainment workforce and production management solutions	Second lien senior secured loan ($177.9 par due 11/2029)	7.00% (Libor + 6.50%/Q)	11/4/2021	177.9	176.1	(2)(12)
		Partnership units (5,034,483 units)		5/10/2019	3.2	9.8	(2)(6)
					181.1	185.9
EpiServer Inc. and Episerver Sweden Holdings AB (16)	Provider of web content management and digital commerce solutions	First lien senior secured loan ($4.6 par due 4/2026)	6.50% (Libor + 5.50%/Q)	12/21/2021	4.6	4.6	(2)(12)
		First lien senior secured loan ($6.0 par due 4/2026)	5.75% (Euribor + 5.75%/Q)	3/22/2019	6.0	6.0	(2)
		First lien senior secured loan ($0.1 par due 4/2026)	6.50% (Libor + 5.50%/Q)	10/9/2018	0.1	0.1	(2)(12)
					10.7	10.7
eResearch Technology, Inc. and Astorg VII Co-Invest ERT (16)	Provider of mission-critical, software-enabled clinical research solutions	Second lien senior secured loan ($22.5 par due 2/2028)	8.50% (Libor + 8.00%/M)	2/4/2020	22.0	22.4	(12)
		Second lien senior secured loan ($30.6 par due 2/2028)	8.50% (Libor + 8.00%/M)	4/27/2021	29.6	30.6	(2)(12)
		Limited partnership interest (3,988,000 shares)		1/31/2020	4.5	5.4	(2)(6)
					56.1	58.4
ExtraHop Networks, Inc. (16)	Provider of real-time wire data analytics solutions for application and infrastructure monitoring	First lien senior secured loan ($16.6 par due 7/2027)	8.50% (Libor + 7.50%/Q)	7/22/2021	16.6	16.4	(2)(12)
		First lien senior secured loan ($1.1 par due 7/2027)	8.50% (Libor + 7.50%/Q)	7/20/2021	1.1	1.0	(2)(12)
					17.7	17.4
First Insight, Inc.	Software company providing merchandising and pricing solutions to companies worldwide	Warrant to purchase up to 122,827 units of Series C preferred stock (expires 3/2024)		3/20/2014	—	—	(2)
FM:Systems Group, LLC (16)	Provider of facilities and space management software solutions	First lien senior secured revolving loan ($1.5 par due 12/2024)	7.50% (Libor + 6.50%/Q)	2/8/2018	1.5	1.5	(2)(12)
		First lien senior secured loan ($3.2 par due 12/2024)	7.50% (Libor + 6.50%/Q)	12/2/2019	3.2	3.2	(2)(12)
		First lien senior secured loan ($1.4 par due 12/2024)	7.50% (Libor + 6.50%/Q)	6/15/2021	1.4	1.4	(2)(12)
					6.1	6.1
Forescout Technologies, Inc. (16)	Network access control solutions provider	First lien senior secured loan ($18.7 par due 8/2026)	10.50% PIK (Libor + 9.50%/Q)	8/17/2020	18.4	18.5	(2)(12)
Frontline Technologies Group Holding LLC, Frontline Technologies Blocker Buyer, Inc., Frontline Technologies Holdings, LLC and Frontline Technologies Parent, LLC	Provider of human capital management and SaaS-based software solutions to employees and administrators of K-12 school organizations	First lien senior secured loan ($14.9 par due 9/2023)	6.25% (Libor + 5.25%/Q)	12/30/2020	14.9	14.9	(12)
		First lien senior secured loan ($0.1 par due 9/2023)	6.25% (Libor + 5.25%/Q)	6/15/2021	0.1	0.1	(2)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Class A preferred units (4,574 units)	9.00% PIK	9/18/2017	6.2	6.7
		Class B common units (499,050 units)		9/18/2017	—	7.9
					21.2	29.6
Genesis Acquisition Co. and Genesis Ultimate Holding Co. (16)	Child care management software and services provider	First lien senior secured revolving loan ($1.5 par due 7/2024)	4.22% (Libor + 4.00%/Q)	7/31/2018	1.5	1.5	(2)
		First lien senior secured loan ($9.1 par due 7/2024)	5.25% (Libor + 4.50%/Q)	11/16/2021	9.1	9.0	(2)(12)
		First lien senior secured loan ($0.2 par due 7/2024)	4.22% (Libor + 4.00%/Q)	7/31/2018	0.2	0.2	(2)
		Second lien senior secured loan ($21.1 par due 7/2025)	8.25% (Libor + 7.50%/Q)	11/16/2021	21.1	20.7	(2)(12)
		Second lien senior secured loan ($32.4 par due 7/2025)	7.63% (Libor + 7.50%/Q)	7/31/2018	32.4	31.4	(2)
		Second lien senior secured loan ($7.5 par due 7/2025)	7.70% (Libor + 7.50%/Q)	6/9/2021	7.5	7.3	(2)
		Class A common stock (8.39 shares)		7/31/2018	0.8	0.9	(2)
					72.6	71.0
GI Ranger Intermediate LLC (16)	Provider of payment processing services and software to healthcare providers	First lien senior secured loan ($35.1 par due 10/2028)	6.75% (Libor + 6.00%/Q)	10/29/2021	35.1	34.8	(2)(12)
Heavy Construction Systems Specialists, LLC (16)	Provider of construction software	First lien senior secured loan ($40.9 par due 11/2028)	6.50% (Libor + 5.75%/Q)	11/16/2021	40.9	40.5	(2)(12)
Huskies Parent, Inc., GI Insurity Parent LLC, and GI Insurity Topco LP (16)	Insurance software provider	First lien senior secured revolving loan ($1.6 par due 11/2027)	6.25% (Libor + 5.50%/Q)	11/3/2021	1.6	1.4	(2)(12)
		First lien senior secured loan ($105.8 par due 11/2028)	6.25% (Libor + 5.50%/Q)	11/3/2021	105.8	104.8	(2)(12)
		Senior subordinated loan ($90.2 par due 11/2031)	10.00% PIK	11/3/2021	90.2	88.8	(2)
		Company units (4,243,657 units)		11/3/2021	8.8	8.8	(2)
					206.4	203.8
IfByPhone Inc.	Voice-based marketing automation software provider	Warrant to purchase up to 124,300 shares of Series C preferred stock (expires 10/2022)		10/15/2012	0.1	—	(2)
Inmar	Technology-driven solutions provider for retailers, wholesalers and manufacturers	Second lien senior secured loan ($28.3 par due 5/2025)	9.00% (Libor + 8.00%/Q)	4/25/2017	28.1	28.3	(2)(12)
Insightful Science	Provider of data analysis, statistics, and visualization software solutions for scientific research applications	First lien senior secured loan ($0.5 par due 4/2027)	7.00% (Libor + 6.00%/Q)	12/21/2017	0.5	0.5	(2)(12)
		First lien senior secured loan ($16.2 par due 4/2027)	6.50% (Libor + 5.50%/Q)	4/28/2021	16.2	16.0	(2)(12)
		First lien senior secured loan ($7.9 par due 4/2027)	6.50% (Libor + 5.50%/Q)	10/14/2021	7.9	7.9	(2)(12)
		First lien senior secured loan ($7.6 par due 4/2027)	6.50% (Libor + 5.50%/Q)	11/29/2021	7.6	7.5	(2)(12)
		Senior subordinated loan ($39.2 par due 4/2032)	10.50% PIK	4/28/2021	39.2	38.8	(2)
		Preferred units (1,828,645 units)	14.00% PIK	4/28/2021	50.5	50.5
					121.9	121.2
IV Rollover Holdings, LLC	Provider of cloud based IT solutions, infrastructure and services	Class B units (170,490 units)		5/31/2017	—	0.1	(2)
		Class X units (5,000,000 units)		5/31/2017	2.1	2.2	(2)
					2.1	2.3
Majesco and Magic Topco, L.P. (16)	Insurance software provider	First lien senior secured loan ($42.2 par due 9/2027)	8.25% (Libor + 7.25%/Q)	9/21/2020	42.2	42.2	(2)(12)
		Class A units (2,539 units)	9.00% PIK	9/21/2020	2.8	4.0	(2)
		Class B units (570,625 units)		9/21/2020	—	—	(2)
					45.0	46.2
Ministry Brands Holdings, LLC and RCP MB Investments B, L.P. (16)	Software and payment services provider to faith-based institutions	First lien senior secured loan ($72.7 par due 12/2028)	6.25% (Libor + 5.50%/Q)	12/30/2021	72.7	72.0	(2)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Limited partner interests (9,574,000 interests)		12/30/2021	9.6	9.6	(2)
					82.3	81.6
Ministry Brands, LLC and MB Parent HoldCo, L.P. (dba Community Brands) (16)	Software and payment services provider to non-profit institutions	First lien senior secured revolving loan ($5.0 par due 12/2022)	7.25% (Base Rate + 4.00%/Q)	12/2/2016	5.0	5.0	(12)
		First lien senior secured loan ($9.2 par due 12/2022)	5.00% (Libor + 4.00%/M)	4/6/2017	9.2	9.2	(12)
		First lien senior secured loan ($4.7 par due 12/2022)	5.00% (Libor + 4.00%/M)	8/22/2017	4.7	4.7	(12)
		Second lien senior secured loan ($106.6 par due 6/2023)	10.25% (Libor + 9.25%/M)	12/2/2016	106.4	106.6	(12)
		Second lien senior secured loan ($13.9 par due 6/2023)	10.25% (Libor + 9.25%/M)	4/6/2017	13.9	13.9	(2)(12)
		Second lien senior secured loan ($17.9 par due 6/2023)	10.25% (Libor + 9.25%/M)	8/22/2017	17.9	17.9	(2)(12)
		Second lien senior secured loan ($48.9 par due 6/2023)	9.00% (Libor + 8.00%/M)	4/18/2018	48.9	48.9	(2)(12)
		Class A units (500,000 units)		12/2/2016	5.0	7.2	(2)
					211.0	213.4
Mitchell International, Inc.	Provider of technology, connectivity, and information solutions to the property and casualty insurance industry	Second lien senior secured loan ($91.2 par due 10/2029)	7.00% (Libor + 6.50%/M)	10/1/2021	90.3	91.6	(2)(12)(19)
MMIT Holdings, LLC (16)	Provider of market intelligence and analysis for the pharmaceutical industry	First lien senior secured revolving loan ($0.6 par due 9/2027)	7.25% (Libor + 6.25%/Q)	9/15/2021	0.6	0.6	(2)(12)
		First lien senior secured loan ($18.2 par due 9/2027)	7.25% (Libor + 6.25%/Q)	9/15/2021	18.2	18.0	(2)(12)
		First lien senior secured loan ($13.7 par due 9/2027)	7.25% (Libor + 6.25%/Q)	10/21/2021	13.7	13.6	(2)(12)
					32.5	32.2
MRI Software LLC (16)	Provider of real estate and investment management software	First lien senior secured loan ($51.5 par due 2/2026)	6.50% (Libor + 5.50%/Q)	2/10/2020	51.5	51.5	(12)
		First lien senior secured loan ($4.5 par due 2/2026)	6.50% (Libor + 5.50%/Q)	8/28/2020	4.5	4.5	(2)(12)
					56.0	56.0
OpenMarket Inc.	Provider of cloud-based mobile engagement platform	First lien senior secured loan ($50.7 par due 9/2026)	7.00% (Libor + 6.25%/Q)	9/17/2021	50.7	50.1	(2)(6)(12)
Paya, Inc and GTCR-Ultra Holdings LLC (16)	Provider of payment processing and merchant acquiring solutions	Class B units (2,878,372 units)		8/1/2017	—	2.1	(2)
PayNearMe, Inc.	Electronic cash payment system provider	Warrant to purchase up to 195,726 shares of Series E preferred stock (expires 3/2023)		3/11/2016	0.2	—	(2)
PDI TA Holdings, Inc., Peachtree Parent, Inc. and Insight PDI Holdings, LLC (16)	Provider of enterprise management software for the convenience retail and petroleum wholesale market	First lien senior secured loan ($53.5 par due 10/2024)	5.50% (Libor + 4.50%/Q)	3/19/2019	53.5	53.5	(12)
		Second lien senior secured loan ($7.2 par due 10/2025)	9.50% (Libor + 8.50%/Q)	12/7/2021	7.2	7.2	(2)(12)
		Second lien senior secured loan ($70.1 par due 10/2025)	9.50% (Libor + 8.50%/Q)	3/19/2019	70.1	70.1	(2)(12)
		Second lien senior secured loan ($8.3 par due 10/2025)	9.50% (Libor + 8.50%/Q)	12/17/2020	8.3	8.3	(2)(12)
		Second lien senior secured loan ($8.7 par due 10/2025)	9.50% (Libor + 8.50%/B)	4/27/2021	8.7	8.7	(2)(12)
		Series A preferred stock (13,656 shares)	13.25% PIK	3/19/2019	19.5	19.7	(2)
		Class A units (2,062,493 units)		3/19/2019	2.1	2.9	(2)
					169.4	170.4
Pegasus Global Enterprise Holdings, LLC, Mekone Blocker Acquisition, Inc. and Mekone Parent, LLC (16)	Provider of plant maintenance and scheduling software	First lien senior secured loan ($0.2 par due 5/2025)	6.25% (Libor + 5.25%/Q)	5/29/2019	0.2	0.2	(2)(12)
		First lien senior secured loan ($0.1 par due 5/2025)	6.75% (Libor + 5.75%/Q)	6/24/2020	0.1	0.1	(2)(12)
		First lien senior secured loan ($29.9 par due 5/2025)	6.75% (Libor + 5.75%/Q)	10/16/2020	29.9	29.9	(2)(12)
		Class A units (5,000 units)		5/29/2019	5.0	12.3
					35.2	42.5

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Pluralsight, Inc. (16)	Online education learning platform	First lien senior secured loan ($117.7 par due 4/2027)	9.00% (Libor + 8.00%/Q)	4/6/2021	117.7	117.7	(2)(12)
Poplicus Incorporated	Business intelligence and market analytics platform for companies that sell to the public sector	Warrant to purchase up to 2,402,991 shares of Series C preferred stock (expires 6/2025)		6/25/2015	0.1	—	(2)
PracticeTek Purchaser, LLC and GSV PracticeTek Holdings, LLC	Software provider for medical practitioners	Class A units (11,804,000 units)	8.00% PIK	3/31/2021	—	8.2	(2)
ProfitSolv Purchaser, Inc. and PS Co-Invest, L.P. (16)	Provider of practice management software to law firms	First lien senior secured loan ($3.9 par due 3/2027)	6.25% (Libor + 5.25%/M)	3/5/2021	3.9	3.9	(2)(12)
		Limited partnership units (1,624,000 units)		3/5/2021	1.6	1.6	(2)
					5.5	5.5
Project Alpha Intermediate Holding, Inc. and Qlik Parent, Inc.	Provider of data visualization software for data analytics	Class A common stock (7,445 shares)		8/22/2016	7.4	16.8	(2)
		Class B common stock (1,841,609 shares)		8/22/2016	0.1	0.2	(2)
					7.5	17.0
Project Essential Bidco, Inc. and Project Essential Super Parent, Inc. (16)	Saas provider of automated crew callout and scheduling software for the utility industry	First lien senior secured loan ($36.6 par due 4/2028)	6.75% (Libor + 5.75%/Q)	4/20/2021	36.6	35.8	(2)(12)
		Preferred shares (26,436 shares)	10.50% PIK (Libor + 9.50%/Q)	4/20/2021	28.5	28.5	(2)(12)
					65.1	64.3
Project Potter Buyer, LLC and Project Potter Parent, L.P. (16)	Software solutions provider to the ready-mix concrete industry	First lien senior secured revolving loan ($0.8 par due 4/2026)	10.50% (Base Rate + 7.25%/Q)	4/23/2020	0.7	0.8	(2)(12)(15)
		First lien senior secured loan ($44.1 par due 4/2027)	9.25% (Libor + 8.25%/M)	4/23/2020	44.1	44.1	(12)
		First lien senior secured loan ($12.9 par due 4/2027)	9.25% (Libor + 8.25%/M)	10/30/2020	12.9	12.9	(2)(12)
		First lien senior secured loan ($19.4 par due 4/2027)	9.25% (Libor + 8.25%/M)	11/18/2020	19.4	19.4	(2)(12)
		Class A units (1,599 units)	9.00% PIK	4/23/2020	1.9	1.9	(2)
		Class B units (588,636 units)		4/23/2020	—	0.8	(2)
					79.0	79.9
Proofpoint, Inc. (16)	Cybersecurity solutions provider	First lien senior secured loan ($1.0 par due 8/2028)	3.75% (Libor + 3.25%/Q)	6/9/2021	1.0	1.0	(2)(12)(19)
		Second lien senior secured loan ($34.6 par due 8/2029)	6.75% (Libor + 6.25%/Q)	6/9/2021	34.4	34.6	(2)(12)
					35.4	35.6
QF Holdings, Inc. (16)	SaaS based electronic health record software provider	First lien senior secured loan ($8.1 par due 12/2027)	7.25% (Libor + 6.25%/Q)	12/15/2021	8.1	8.1	(2)(12)
		First lien senior secured loan ($15.5 par due 12/2027)	7.50% (Libor + 6.50%/Q)	9/19/2019	15.5	15.5	(2)(12)
					23.6	23.6
Raptor Technologies, LLC, Sycamore Bidco LTD and Rocket Parent, LLC (16)	Provider of SaaS-based safety and security software to the K-12 school market	First lien senior secured loan ($28.5 par due 10/2028)	7.00% (Libor + 6.00%/Q)	10/5/2021	28.5	28.2	(2)(6)(12)
		Class A common units (2,880,582 units)		12/17/2018	3.5	4.8
					32.0	33.0
RealPage, Inc.	Provider of enterprise software solutions to the residential real estate industry	Second lien senior secured loan ($84.1 par due 4/2029)	7.25% (Libor + 6.50%/M)	4/22/2021	82.9	84.1	(2)(12)
Regent Education, Inc.	Provider of software solutions designed to optimize the financial aid and enrollment processes	Warrant to purchase up to 5,393,194 shares of common stock (expires 12/2026)		12/23/2016	—	—	(2)
		Warrant to purchase up to 987 shares of common stock (expires 12/2026)		12/23/2016	—	—	(2)
					—	—
Relativity ODA LLC (16)	Electronic discovery document review software platform for use in litigations and investigations	First lien senior secured loan ($59.8 par due 5/2027)	8.50% PIK (Libor + 7.50%/M)	5/12/2021	59.8	59.8	(2)(12)
RMS Holdco II, LLC & RMS Group Holdings, Inc. (16)	Developer of revenue cycle management solutions, process automation, analytics and integration for the healthcare industry	First lien senior secured loan ($23.5 par due 12/2027)	6.50% (Libor + 5.75%/Q)	12/16/2021	23.5	23.3	(2)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Class A common stock (464.9 shares)		12/16/2021	4.6	4.6	(2)
					28.1	27.9
Smarsh Inc., MobileGuard, LLC, Actiance, Inc. and Skywalker TopCo, LLC	SaaS based communication archival service provider	First lien senior secured loan ($13.3 par due 11/2025)	9.25% (Libor + 8.25%/M)	11/20/2020	13.3	13.3	(2)(12)
		Common units (1,432,835 units)		11/20/2020	4.8	5.1	(2)
					18.1	18.4
SocialFlow, Inc.	Social media optimization platform provider	Warrant to purchase up to 215,331 shares of Series C preferred stock (expires 1/2026)		1/13/2016	—	—	(2)
Sophia, L.P.	Provider of ERP software and services for higher education institutions	Second lien senior secured loan ($105.9 par due 10/2028)	9.00% (Libor + 8.00%/Q)	10/7/2020	105.9	105.9	(2)(12)
SoundCloud Limited	Platform for receiving, sending, and distributing music	Common stock (73,422 shares)		8/15/2017	0.4	0.7	(2)(6)
Stamps.com Inc.	Provider of mailing and shipping solutions	First lien senior secured loan ($197.9 par due 10/2028)	6.50% (Libor + 5.75%/Q)	10/5/2021	197.9	193.9	(2)(12)
Storable, Inc. and EQT IX Co-Investment (E) SCSP	PMS solutions and web services for the self-storage industry	Second lien senior secured loan ($42.8 par due 4/2029)	7.50% (Libor + 6.75%/Q)	4/16/2021	42.8	42.8	(2)(12)
		Limited partnership interests (614,950 interests)		4/16/2021	6.2	6.8	(2)(6)
					49.0	49.6
Sundance Group Holdings, Inc. (16)	Provider of cloud-based document management and collaboration solutions	First lien senior secured revolving loan ($0.9 par due 7/2027)	7.75% (Libor + 6.75%/Q)	7/2/2021	0.8	0.9	(2)(12)
		First lien senior secured loan ($15.4 par due 7/2027)	7.75% (Libor + 6.75%/Q)	7/2/2021	15.2	15.3	(2)(12)
					16.0	16.2
TCP Hawker Intermediate LLC (16)	Workforce management solutions provider	First lien senior secured loan ($6.6 par due 8/2026)	6.50% (Libor + 5.50%/Q)	12/1/2020	6.6	6.6	(12)
		First lien senior secured loan ($4.0 par due 8/2026)	6.50% (Libor + 5.50%/Q)	10/19/2021	4.0	4.0	(2)(12)
		First lien senior secured loan ($34.8 par due 8/2026)	6.50% (Libor + 5.50%/Q)	8/30/2019	34.8	34.8	(12)
					45.4	45.4
The Ultimate Software Group, Inc. and H&F Unite Partners, L.P. (16)	Provider of cloud based HCM solutions for businesses	First lien senior secured revolving loan	—%	5/3/2019	—	—	(6)(14)
		Limited partnership interests (12,583,556 interests)		5/3/2019	12.6	15.1	(2)(6)
					12.6	15.1
Verscend Holding Corp. (16)	Healthcare analytics solutions provider	First lien senior secured revolving loan	—%	8/27/2018	—	—	(14)
WebPT, Inc. (16)	Electronic medical record software provider	First lien senior secured loan ($48.1 par due 8/2024)	7.75% (Libor + 6.75%/Q)	8/28/2019	48.1	48.1	(2)(12)
Wellness AcquisitionCo, Inc. (16)	Provider of retail consumer insights and analytics for manufacturers and retailers in the natural, organic and specialty products industry	First lien senior secured loan ($0.1 par due 1/2027)	6.50% (Libor + 5.50%/Q)	1/20/2021	0.1	0.1	(2)(12)
WorkWave Intermediate II, LLC (16)	Provider of cloud-based field services and fleet management solutions	First lien senior secured loan ($61.6 par due 6/2027)	8.00% PIK (Libor + 7.25%/Q)	6/29/2021	61.6	61.6	(2)(12)

					4,308.2	4,378.1		49.37%
Health Care Services
Absolute Dental Group LLC and Absolute Dental Equity, LLC (5)(16)	Dental services provider	First lien senior secured revolving loan ($4.0 par due 6/2024)	11.25% (Base rate + 3.00% Cash + 5.00% PIK/Q)	6/1/2021	4.0	4.0	(2)(12)
		First lien senior secured loan ($49.5 par due 6/2024)	10.00% (Libor + 4.00% Cash, 5.00% PIK/Q)	6/1/2021	49.5	49.5	(2)(12)
		Class A common units (7,617,280 units)		6/1/2021	4.7	10.4	(2)
					58.2	63.9
ADG, LLC and RC IV GEDC Investor LLC (16)	Dental services provider	First lien senior secured revolving loan ($9.6 par due 9/2022)	7.50% (Base rate + 3.75% Cash + .50% PIK/A)	9/28/2016	9.6	9.5	(2)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured revolving loan ($2.3 par due 9/2022)	5.75% (Libor + 4.25% Cash, 0.50% PIK/Q)	9/28/2016	2.3	2.3	(2)(12)
		Second lien senior secured loan ($115.3 par due 3/2024)	11.00% PIK (Libor + 10.00%/Q)	9/28/2016	95.2	103.7	(2)(12)
		Membership units (3,000,000 units)		9/28/2016	3.0	—	(2)
					110.1	115.5
Alteon Health, LLC	Provider of physician management services	First lien senior secured loan ($2.8 par due 9/2023)	7.50% (Libor + 6.50%/Q)	5/15/2017	2.8	2.8	(2)(12)
Athenahealth, Inc., VVC Holding Corp., Virence Intermediate Holding Corp., and Virence Holdings LLC (16)	Revenue cycle management provider to the physician practices and acute care hospitals	Class A interests (0.39% interest)		2/11/2019	9.0	49.3	(2)
Bambino Group Holdings, LLC	Dental services provider	Class A preferred units (1,000,000 units)		12/21/2016	1.0	1.1	(2)
Bearcat Buyer, Inc. and Bearcat Parent, Inc. (16)	Provider of central institutional review boards over clinical trials	Second lien senior secured loan ($69.5 par due 7/2027)	9.25% (Libor + 8.25%/Q)	7/9/2019	69.5	69.5	(2)(12)
		Second lien senior secured loan ($12.7 par due 7/2027)	9.25% (Libor + 8.25%/Q)	9/10/2019	12.7	12.7	(2)(12)
		Class B common units (4,211 units)		7/9/2019	4.2	10.8	(2)
					86.4	93.0
CCS-CMGC Holdings, Inc. (16)	Correctional facility healthcare operator	First lien senior secured revolving loan	—%	10/1/2018	—	—	(14)
		First lien senior secured loan ($34.0 par due 10/2025)	5.63% (Libor + 5.50%/Q)	9/25/2018	33.8	33.3
					33.8	33.3
Center for Autism and Related Disorders, LLC (16)	Autism treatment and services provider specializing in applied behavior analysis therapy	First lien senior secured revolving loan ($6.8 par due 11/2023)	5.65% (Libor + 5.50%/Q)	11/21/2018	6.8	6.2	(2)(15)
Comprehensive EyeCare Partners, LLC (16)	Vision care practice management company	First lien senior secured revolving loan ($0.3 par due 2/2024)	7.00% (Libor + 5.75%/Q)	2/14/2018	0.3	0.3	(2)(12)
		First lien senior secured loan ($2.6 par due 2/2024)	7.00% (Libor + 5.75%/Q)	2/14/2018	2.6	2.6	(2)(12)
		First lien senior secured loan ($0.1 par due 2/2024)	8.00% (Base Rate + 4.75%/Q)	4/19/2021	0.1	0.1	(2)(12)
		First lien senior secured loan ($0.6 par due 2/2024)	7.00% (Libor + 5.75%/Q)	4/19/2021	0.6	0.6	(2)(12)
					3.6	3.6
Convey Health Solutions, Inc.	Healthcare workforce management software provider	First lien senior secured loan ($2.7 par due 9/2026)	5.50% (Libor + 4.75%/M)	9/4/2019	2.7	2.7	(12)
CVP Holdco, Inc. and OMERS Wildcats Investment Holdings LLC (16)	Veterinary hospital operator	First lien senior secured revolving loan ($0.4 par due 10/2024)	8.00% (Base Rate + 4.75%/Q)	10/31/2019	0.4	0.4	(2)(12)(15)
		First lien senior secured loan ($39.4 par due 10/2025)	6.25% (Libor + 5.25%/Q)	10/31/2019	39.4	39.4	(12)
		First lien senior secured loan ($49.2 par due 10/2025)	6.75% (Libor + 5.75%/Q)	4/26/2021	49.2	49.2	(2)(12)
		Common stock (32,429 shares)		10/31/2019	10.0	15.9	(2)
					99.0	104.9
GHX Ultimate Parent Corporation, Commerce Parent, Inc. and Commerce Topco, LLC	On-demand supply chain automation solutions provider to the healthcare industry	Second lien senior secured loan ($114.0 par due 5/2029)	7.50% (Libor + 6.75%/Q)	5/26/2021	114.0	114.0	(2)(12)
		Class A units (14,013,303 units)		6/30/2017	14.0	32.2	(2)
					128.0	146.2
Global Medical Response, Inc. and GMR Buyer Corp.	Emergency air medical services provider	Second lien senior secured loan ($95.4 par due 12/2029)	7.50% (Libor + 6.75%/Q)	12/17/2021	95.4	94.5	(2)(12)
		Warrant to purchase up to 115,733 units of common stock (expires 3/2028)		3/14/2018	0.9	3.0	(2)
		Warrant to purchase up to 1,926.57 units of common stock (expires 12/2031)		12/17/2021	0.1	—	(2)
					96.4	97.5

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
HealthEdge Software, Inc. (16)	Provider of financial, administrative and clinical software platforms to the healthcare industry	First lien senior secured revolving loan	—%	12/16/2021	—	—	(14)
		First lien senior secured loan ($79.2 par due 4/2026)	7.25% (Libor + 6.25%/Q)	12/16/2021	79.2	79.2	(2)(12)
					79.2	79.2
Honor Technology, Inc.	Nursing and home care provider	First lien senior secured loan ($2.5 par due 8/2026)	11.00% (Libor + 10.00%/M)	8/6/2021	2.4	2.5	(2)(12)
		Warrant to purchase up to 133,333 shares of series D-2 preferred stock (expires 8/2031)		8/6/2021	0.1	0.1	(2)
					2.5	2.6
JDC Healthcare Management, LLC (16)	Dental services provider	First lien senior secured revolving loan ($4.4 par due 4/2022)		4/10/2017	3.8	3.1	(2)(11)
		First lien senior secured loan ($37.2 par due 4/2023)		4/10/2017	31.7	26.5	(2)(11)
					35.5	29.6
KBHS Acquisition, LLC (d/b/a Alita Care, LLC) (16)	Provider of behavioral health services	First lien senior secured revolving loan ($0.8 par due 3/2024)	6% (Libor + 4.00% Cash + 1% PIK/M)	3/17/2017	0.8	0.8	(2)(12)
MCH Holdings, Inc., MC Acquisition Holdings I, LLC and Privia Health Group, Inc.	Healthcare professional provider	First lien senior secured loan ($110.2 par due 7/2022)	8.50% (Libor + 7.00%/M)	7/26/2017	110.2	110.2	(12)
		Class A units (1,438,643 shares)		1/17/2014	—	0.6	(2)
					110.2	110.8
Napa Management Services Corporation and ASP NAPA Holdings, LLC	Anesthesia management services provider	Second lien senior secured loan ($72.8 par due 10/2023)	11.00% (Libor + 10.00%/Q)	4/19/2016	72.8	72.8	(2)(12)
		Preferred units (1,842 units)	15.00% PIK	6/29/2020	0.1	0.1	(2)
		Senior preferred units (5,320 units)	8.00% PIK	6/29/2020	0.3	0.3	(2)
		Class A units (25,277 units)		4/19/2016	2.5	4.1	(2)
					75.7	77.3
NMN Holdings III Corp. and NMN Holdings LP (16)	Provider of complex rehabilitation technology solutions for patients with mobility loss	First lien senior secured revolving loan	—%	11/13/2018	—	—	(14)
		Partnership units (30,000 units)		11/13/2018	3.0	2.8	(2)
					3.0	2.8
NueHealth Performance, LLC (16)	Developer, builder and manager of specialty surgical hospitals and ambulatory surgery centers	First lien senior secured revolving loan ($3.3 par due 9/2023)	8.25% (Libor + 7.25%/M)	9/27/2018	3.3	3.3	(2)(12)
		First lien senior secured loan ($12.4 par due 9/2023)	8.25% (Libor + 7.25%/M)	9/27/2018	12.4	12.4	(12)
		First lien senior secured loan ($3.0 par due 9/2023)	8.25% (Libor + 7.25%/M)	2/1/2020	3.0	3.0	(2)(12)
					18.7	18.7
Olympia Acquisition, Inc. and Olympia TopCo, L.P. (16)	Behavioral health and special education platform provider	First lien senior secured revolving loan ($10.1 par due 9/2024)	8.50% (Libor + 5.50% Cash + 2.00% PIK/M)	9/24/2019	10.1	8.3	(2)(12)
		First lien senior secured revolving loan ($0.2 par due 9/2024)	8.50% (Libor + 5.50% Cash + 2.00% PIK/M)	12/17/2020	0.2	0.2	(2)(12)
		First lien senior secured loan ($42.1 par due 9/2026)	8.50% (Libor + 5.50% Cash + 2.00% PIK/M)	9/24/2019	42.1	34.5	(12)
		First lien senior secured loan ($0.9 par due 9/2026)	8.50% (Libor + 5.50% Cash + 2.00% PIK/M)	12/31/2020	0.9	0.8	(12)
		Preferred units (417,189)	15.00% PIK	7/28/2021	0.3	0.3	(2)
		Class A common units (9,549,000 units)		9/24/2019	9.5	—	(2)
					63.1	44.1
OMH-HealthEdge Holdings, LLC	Revenue cycle management provider to the healthcare industry	First lien senior secured loan ($26.1 par due 10/2025)	6.50% (Libor + 5.50%/Q)	10/24/2019	26.1	26.1	(12)
		First lien senior secured loan ($15.4 par due 10/2025)	6.50% (Libor + 5.50%/Q)	3/10/2021	15.4	15.4	(12)
					41.5	41.5

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Pathway Vet Alliance LLC and Jedi Group Holdings LLC (16)	Veterinary hospital operator	First lien senior secured revolving loan	—%	3/31/2020	—	—	(14)
		Second lien senior secured loan ($76.3 par due 3/2028)	8.75% (Libor + 7.75%/M)	3/31/2020	76.3	76.3	(2)(12)
		Class R common units (6,004,768 units)		3/31/2020	6.0	7.9	(2)
					82.3	84.2
PhyMED Management LLC	Provider of anesthesia services	Second lien senior secured loan ($55.7 par due 9/2022)	15% (Libor + 3.51% Cash + 10.49% PIK/Q)	12/18/2015	55.6	52.4	(2)(12)
Premise Health Holding Corp. and OMERS Bluejay Investment Holdings LP (16)	Provider of employer-sponsored onsite health and wellness clinics and pharmacies	First lien senior secured revolving loan ($12.0 par due 7/2023)	3.41% (Libor + 3.25%/Q)	7/10/2018	12.0	12.0	(2)(15)
		First lien senior secured loan ($8.6 par due 7/2025)	3.72% (Libor + 3.50%/Q)	7/10/2018	8.6	8.6
		Second lien senior secured loan ($67.1 par due 7/2026)	7.72% (Libor + 7.50%/Q)	7/10/2018	66.7	67.1	(2)
		Class A units (9,775 units)		7/10/2018	9.8	17.5	(2)
					97.1	105.2
Project Ruby Ultimate Parent Corp. (dba Wellsky)	Provider of care coordination and transition management software solutions	Second lien senior secured loan ($193.1 par due 3/2029)	7.25% (Libor + 6.50%/M)	3/10/2021	193.1	193.1	(2)(12)
Respicardia, Inc.	Developer of implantable therapies to improve cardiovascular health	Warrant to purchase up to 99,094 shares of Series C preferred stock (expires 6/2022)		6/28/2012	—	—	(2)
RTI Surgical, Inc. and Pioneer Surgical Technology, Inc. (16)	Manufacturer of biologic, metal and synthetic implants/devices	First lien senior secured revolving loan ($5.0 par due 7/2026)	8.25% (Libor + 6.75%/M)	7/20/2020	5.0	5.0	(2)(12)
		First lien senior secured loan ($28.5 par due 7/2026)	8.25% (Libor + 6.75%/Q)	7/20/2020	28.5	28.5	(12)
					33.5	33.5
SiroMed Physician Services, Inc. and SiroMed Equity Holdings, LLC (16)	Outsourced anesthesia provider	First lien senior secured loan ($11.5 par due 3/2024)	5.75% (Libor + 4.75%/M)	3/26/2018	11.5	9.9	(12)
		Common units (684,854 units)		3/26/2018	4.8	0.7	(2)
					16.3	10.6
SM Wellness Holdings, Inc. and SM Holdco, Inc. (16)	Breast cancer screening provider	Series A units (8,041 units)		8/1/2018	8.0	9.6	(2)
		Series B units (804,142 units)		8/1/2018	—	—	(2)
					8.0	9.6
Symplr Software Inc. and Symplr Software Intermediate Holdings, Inc. (16)	SaaS based healthcare compliance platform provider	Second lien senior secured loan ($69.9 par due 12/2028)	8.63% (Libor + 7.88%/Q)	12/22/2020	69.9	69.9	(2)(12)
		Series C-1 preferred shares (75,939 shares)	11.00% PIK	6/18/2021	85.0	85.0	(2)
		Series C-2 preferred shares (40,115 shares)	11.00% PIK	6/18/2021	42.6	42.6	(2)
		Series C-3 preferred shares (16,201 shares)	11.00% PIK	10/12/2021	16.6	16.6	(2)
					214.1	214.1
Synergy HomeCare Franchising, LLC and NP/Synergy Holdings, LLC (16)	Franchisor of private pay home care for the elderly	First lien senior secured loan ($15.3 par due 4/2024)	6.75% (Libor + 5.75%/Q)	4/2/2018	15.3	15.3	(12)
		Common units (550 units)		4/2/2018	0.5	1.0
					15.8	16.3
Teligent, Inc (16)	Pharmaceutical company that develops, manufactures and markets injectable pharmaceutical products	Second lien senior secured loan ($8.8 par due 1/2022)		10/15/2021	8.1	8.8	(2)(11)
		Second lien senior secured loan ($1.4 par due 12/2022)		1/27/2021	1.3	0.5	(2)(11)
		Second lien senior secured loan ($77.8 par due 12/2022)		12/13/2018	67.6	29.5	(2)(11)
		Series D preferred stock (77,725 shares)		1/27/2021	—	—	(2)
		Warrant to purchase up to 490,492 shares of common stock (expires 4/2025)		4/6/2020	—	—	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Warrant to purchase up to 122,548 shares of common stock (expires 7/2025)		7/20/2020	—	—	(2)
					77.0	38.8
Therapy Brands Holdings LLC (16)	Provider of software solutions for the mental and behavioral health market segments	Second lien senior secured loan ($20.5 par due 5/2029)	7.50% (Libor + 6.75%/Q)	6/2/2021	20.3	20.5	(2)(12)
Touchstone Acquisition, Inc. and Touchstone Holding, L.P.	Manufacturer of consumable products in the dental, medical, cosmetic and consumer/industrial end-markets	Class A preferred units (2,149 units)	8.00% PIK	11/15/2018	2.7	2.8	(2)
U.S. Anesthesia Partners, Inc. & U.S. Anesthesia Partners Holdings, Inc.	Anesthesiology service provider	Second lien senior secured loan ($147.8 par due 10/2029)	8.00% (Libor + 7.50%/Q)	10/1/2021	147.8	146.3	(2)(12)
		Common stock (3,671,429 shares)		12/3/2021	12.9	12.9	(2)
					160.7	159.2
VPP Intermediate Holdings, LLC and VPP Group Holdings, L.P. (16)	Veterinary hospital operator	First lien senior secured loan ($6.4 par due 12/2027)	6.75% (Libor + 5.75%/Q)	12/1/2021	6.4	6.4	(2)(12)
		Class A-2 units (7,524 units)		12/1/2021	7.5	7.5	(2)
					13.9	13.9
WSHP FC Acquisition LLC (16)	Provider of biospecimen products for pharma research	First lien senior secured revolving loan ($1.5 par due 3/2027)	7.00% (Libor + 6.00%/Q)	3/30/2018	1.5	1.5	(2)(12)
		First lien senior secured loan ($4.9 par due 3/2027)	7.00% (Libor + 6.00%/Q)	10/14/2021	4.9	4.9	(2)(12)
		First lien senior secured loan ($33.4 par due 3/2027)	7.00% (Libor + 6.00%/Q)	3/30/2018	33.4	33.4	(12)
		First lien senior secured loan ($4.5 par due 3/2027)	7.00% (Libor + 6.00%/Q)	2/11/2019	4.5	4.5	(12)
		First lien senior secured loan ($11.4 par due 3/2027)	7.00% (Libor + 6.00%/M)	8/30/2019	11.4	11.4	(12)
		First lien senior secured loan ($10.8 par due 3/2027)	7.00% (Libor + 6.00%/Q)	10/31/2019	10.8	10.8	(12)
		First lien senior secured loan ($9.0 par due 3/2027)	7.00% (Libor + 6.00%/Q)	11/23/2021	9.0	9.0	(2)(12)
					75.5	75.5

					2,133.9	2,157.1		24.33%
Commercial & Professional Services
Accommodations Plus Technologies LLC and Accommodations Plus Technologies Holdings LLC (16)	Provider of outsourced crew accommodations and logistics management solutions to the airline industry	First lien senior secured revolving loan ($4.1 par due 5/2023)	10.00% (Libor + 9.00%/Q)	5/11/2018	4.1	3.9	(2)(12)
		Class A common units (236,358 units)		5/11/2018	4.3	4.0
					8.4	7.9
Aero Operating LLC	Provider of snow removal and melting service for airports and marine terminals	First lien senior secured loan ($36.6 par due 2/2026)	8.00% (Libor + 6.50%/M)	2/7/2020	36.6	36.6	(12)
		First lien senior secured loan ($1.2 par due 2/2026)	8.00% (Libor + 6.50%/Q)	12/31/2021	1.2	1.2	(2)(12)
					37.8	37.8
Argenbright Holdings V, LLC	Provider of outsourced security guard services, outsourced facilities management and outsourced aviation services	First lien senior secured loan ($21.1 par due 11/2026)	7.00% (Libor + 6.00%/M)	11/30/2021	21.1	20.9	(2)(12)
Capstone Acquisition Holdings, Inc. and Capstone Parent Holdings, LP (16)	Outsourced supply chain solutions provider to operators of distribution centers	First lien senior secured revolving loan ($2.3 par due 11/2025)	7.00% (Base Rate + 3.75%/Q)	11/12/2020	2.3	2.3	(2)(12)(15)
		First lien senior secured loan ($0.3 par due 11/2027)	5.75% (Libor + 4.75%/M)	11/12/2020	0.3	0.3	(2)(12)
		Second lien senior secured loan ($68.3 par due 11/2028)	9.75% (Libor + 8.75%/M)	11/12/2020	68.3	68.3	(2)(12)
		Class A units (10,581 units)		11/12/2020	10.6	14.4	(2)
					81.5	85.3
Cozzini Bros., Inc. and BH-Sharp Holdings LP (16)	Provider of commercial knife sharpening and cutlery services in the restaurant industry	First lien senior secured loan ($12.4 par due 3/2023)	8.5% (Libor + 3.00% Cash + 4.50% PIK/Q)	3/10/2017	12.4	11.4	(2)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Common units (2,950,000 units)		3/10/2017	3.0	1.4	(2)
					15.4	12.8
DTI Holdco, Inc. and OPE DTI Holdings, Inc. (16)	Provider of legal process outsourcing and managed services	First lien senior secured revolving loan ($0.3 par due 6/2023)	6.75% (Base Rate + 3.50%/Q)	9/23/2016	0.3	0.3	(2)(15)
		First lien senior secured revolving loan ($4.8 par due 6/2023)	4.65% (Libor + 4.50%/Q)	9/23/2016	4.8	4.8	(2)(15)
		Class A common stock (7,500 shares)		8/19/2014	7.5	4.2	(2)
		Class B common stock (7,500 shares)		8/19/2014	—	—	(2)
					12.6	9.3
Elevation Services Parent Holdings, LLC	Elevator service platform	First lien senior secured loan ($8.7 par due 12/2026)	7.00% (Libor + 6.00%/Q)	12/18/2020	8.7	8.7	(2)(12)
		First lien senior secured loan ($0.3 par due 12/2026)	6.50% (Libor + 5.50%/Q)	12/18/2020	0.3	0.3	(2)(12)
		First lien senior secured loan ($5.2 par due 12/2026)	7.00% (Libor + 6.00%/Q)	12/18/2020	5.2	5.2	(2)(12)
					14.2	14.2
HAI Acquisition Corporation and Aloha Topco, LLC (16)	Professional employer organization offering human resources, compliance and risk management services	First lien senior secured loan ($61.0 par due 11/2025)	6.00% (Libor + 5.25%/M)	11/1/2017	61.0	61.0	(12)
		First lien senior secured loan ($0.1 par due 11/2025)	6.00% (Libor + 5.25%/Q)	9/28/2021	0.1	0.1	(2)(12)
		Class A units (16,980 units)		11/1/2017	1.7	2.3	(2)
					62.8	63.4
HH-Stella, Inc. and Bedrock Parent Holdings, LP (16)	Provider of municipal solid waste transfer management services	First lien senior secured revolving loan ($0.5 par due 4/2027)	6.50% (Libor + 5.50%/M)	4/22/2021	0.5	0.5	(2)(12)
		First lien senior secured loan ($2.6 par due 4/2028)	6.50% (Libor + 5.50%/M)	4/22/2021	2.6	2.6	(2)(12)
		Class A units (25,490 units)		4/22/2021	2.5	2.9	(2)
					5.6	6.0
IRI Holdings, Inc., IRI Group Holdings, Inc. and IRI Parent, L.P.	Market research company focused on the consumer packaged goods industry	First lien senior secured loan ($42.3 par due 12/2025)	4.35% (Libor + 4.25%/M)	11/30/2018	41.9	42.3
		Second lien senior secured loan ($86.8 par due 11/2026)	8.10% (Libor + 8.00%/M)	11/30/2018	85.9	86.8	(2)
		Series A-1 preferred shares (46,900 shares)	11.50% PIK (Libor + 10.50%/M)	11/30/2018	65.3	66.0	(2)(12)
		Class A-1 common units (90,500 units)		11/30/2018	9.1	26.1	(2)
					202.2	221.2
Kellermeyer Bergensons Services, LLC (16)	Provider of janitorial and facilities management services	First lien senior secured loan ($60.8 par due 11/2026)	6.75% (Libor + 5.75%/A)	11/7/2019	60.5	60.8	(2)(12)
		First lien senior secured loan ($21.1 par due 11/2026)	6.75% (Libor + 5.75%/Q)	7/2/2021	21.1	21.1	(2)(12)
					81.6	81.9
KPS Global LLC and Cool Group LLC	Manufacturer of walk-in cooler and freezer systems	First lien senior secured loan ($12.6 par due 4/2024)	7.00% (Libor + 6.00%/M)	4/5/2017	12.6	12.3	(12)
		First lien senior secured loan ($3.4 par due 4/2024)	7.00% (Libor + 6.00%/M)	11/16/2018	3.4	3.3	(12)
		Class A units (13,292 units)		9/21/2018	1.1	0.9
					17.1	16.5
Laboratories Bidco LLC and Laboratories Topco LLC (16)	Lab testing services for nicotine containing products	First lien senior secured loan ($21.6 par due 7/2027)	6.75% (Libor + 5.75%/Q)	10/4/2019	21.6	21.6	(12)
		First lien senior secured loan ($25.5 par due 7/2027)	6.75% (Libor + 5.75%/Q)	10/4/2019	24.3	25.5	(12)
		First lien senior secured loan ($0.1 par due 7/2027)	6.75% (Libor + 5.75%/Q)	10/30/2020	0.1	0.1	(2)(12)
		First lien senior secured loan ($10.7 par due 7/2027)	6.75% (Libor + 5.75%/Q)	7/23/2021	10.7	10.7	(2)(12)
		Class A units (3,099,335 units)		7/23/2021	4.6	4.1	(2)
					61.3	62.0

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Lakers Buyer, Inc. and Lakers Parent LLC (16)	Provider of fire safety and life safety services	First lien senior secured revolving loan ($3.6 par due 3/2027)	6.75% (Libor + 5.75%/Q)	3/22/2021	3.6	3.6	(2)(12)
		First lien senior secured loan ($51.2 par due 3/2027)	6.75% PIK (Libor + 5.75%/Q)	3/22/2021	51.2	51.2	(2)(12)
		Second lien senior secured loan ($40.1 par due 9/2027)	11.75% PIK (Libor + 10.75%/Q)	3/22/2021	40.1	40.1	(2)(12)
		Common units (46,990 units)		3/22/2021	4.7	6.2	(2)
					99.6	101.1
Marmic Purchaser, LLC and Marmic Topco, L.P.	Provider of recurring fire protection services	First lien senior secured loan ($34.4 par due 3/2027)	7.00% (Libor + 6.00%/Q)	3/5/2021	34.4	34.4	(2)(12)
		Limited partnership units (1,929,237 units)	8.00% PIK	3/5/2021	2.1	2.4	(2)
					36.5	36.8
Microstar Logistics LLC, Microstar Global Asset Management LLC, MStar Holding Corporation and Kegstar USA Inc.	Keg management solutions provider	Second lien senior secured loan ($153.5 par due 7/2023)	10.00% PIK (Libor + 9.00%/Q)	8/13/2020	153.5	150.4	(12)
		Series A preferred stock (1,507 shares)		8/13/2020	1.5	2.0	(2)
		Common stock (54,710 shares)		12/14/2012	4.9	4.5	(2)
					159.9	156.9
NAS, LLC and Nationwide Marketing Group, LLC (16)	Buying and marketing services organization for appliance, furniture and consumer electronics dealers	First lien senior secured revolving loan ($0.6 par due 6/2024)	8.75% (Base Rate + 5.50%/Q)	11/3/2020	0.6	0.6	(2)(12)
		First lien senior secured loan ($2.4 par due 6/2024)	7.50% (Libor + 6.50%/Q)	12/17/2021	2.4	2.4	(2)(12)
		First lien senior secured loan ($6.4 par due 6/2024)	7.00% (Libor + 6.00%/B)	11/3/2020	6.4	6.4	(2)(12)
					9.4	9.4
Nest Topco Borrower Inc., KKR Nest Co-Invest L.P., and NBLY 2021-1 (16)	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan ($119.1 par due 8/2029)	9.00% (Libor + 8.50%/Q)	9/1/2021	119.1	117.9	(2)(12)
		Limited partner interest (9,725,000 interests)		9/28/2021	9.7	9.7	(2)
					128.8	127.6
NM GRC Holdco, LLC	Regulatory compliance services provider to financial institutions	First lien senior secured loan ($45.4 par due 2/2024)	8.5% (Libor + 6.00% Cash + 1.50% PIK/M)	2/9/2018	45.2	45.4	(12)
North American Fire Holdings, LLC and North American Fire Ultimate Holdings, LLC (16)	Provider of fire safety and life safety services	First lien senior secured loan ($20.1 par due 5/2027)	7.00% (Libor + 6.00%/Q)	5/19/2021	20.1	20.1	(12)
		Common units (884,916 units)		5/19/2021	0.9	1.2	(2)
					21.0	21.3
North Haven Stack Buyer, LLC (16)	Provider of environmental testing services	First lien senior secured loan ($11.1 par due 7/2027)	6.50% (Libor + 5.50%/Q)	7/15/2021	10.8	11.0	(2)(12)
Petroleum Service Group LLC (16)	Provider of operational services for US petrochemical and refining companies	First lien senior secured revolving loan ($2.2 par due 7/2025)	7.00% (Libor + 6.00%/Q)	7/23/2019	2.2	2.2	(2)(12)(15)
		First lien senior secured loan ($8.1 par due 7/2025)	7.00% (Libor + 6.00%/Q)	12/3/2021	8.1	8.1	(2)(12)
		First lien senior secured loan ($0.2 par due 7/2025)	1.00% (Libor + 0.00%/Q)	12/3/2021	0.2	0.2	(2)(12)
		First lien senior secured loan ($34.2 par due 7/2025)	7.00% (Libor + 6.00%/Q)	7/23/2019	34.2	34.2	(12)
		First lien senior secured loan ($0.7 par due 7/2025)	7.00% (Libor + 6.00%/Q)	7/23/2019	0.7	0.7	(2)(12)
					45.4	45.4
Pritchard Industries, LLC and LJ Pritchard TopCo Holdings, LLC	Provider of janitorial and facilities management services	First lien senior secured loan ($93.8 par due 10/2027)	6.25% (Libor + 5.50%/Q)	10/13/2021	93.8	92.8	(2)(12)
		Class A units (7,900,000 units)		10/13/2021	7.9	7.9	(2)
					101.7	100.7
PS Operating Company LLC and PS OP Holdings LLC (fka QC Supply, LLC) (5)(16)	Specialty distributor and solutions provider to the swine and poultry markets	First lien senior secured revolving loan ($2.8 par due 12/2024)	7.00% (Libor + 6.00%/Q)	12/21/2021	2.8	2.8	(2)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($14.9 par due 12/2024)	7.00% (Libor + 6.00%/Q)	12/21/2021	14.9	14.9	(2)(12)
		Common unit (279,200 units)		12/21/2021	7.4	7.4	(2)
					25.1	25.1
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	0.2	0.5	(2)
RC V Tecmo Investor LLC	Technology based aggregator for facility maintenance services	Common member units (9,624,000 units)		8/14/2020	8.3	19.3	(2)
RE Community Holdings GP, LLC and RE Community Holdings, LP	Operator of municipal recycling facilities	Limited partnership interest (2.86% interest)		3/1/2011	—	—	(2)
		Limited partnership interest (2.49% interest)		3/1/2011	—	—	(2)
					—	—
Registrar Intermediate, LLC and PSP Registrar Co-Investment Fund, L.P. (16)	Provider of FDA registration and consulting services	First lien senior secured loan ($37.9 par due 8/2027)	6.50% (Libor + 5.50%/Q)	8/26/2021	37.9	37.5	(2)(12)
		Limited partner interests (1.13% interest)		8/26/2021	2.7	2.6	(2)
					40.6	40.1
Rodeo AcquisitionCo LLC (16)	Provider of food inspection and recovery services	First lien senior secured revolving loan ($0.4 par due 7/2027)	7.00% (Libor + 6.00%/Q)	7/26/2021	0.4	0.3	(2)(12)
		First lien senior secured loan ($17.1 par due 7/2027)	7.00% (Libor + 6.00%/Q)	7/26/2021	17.1	16.9	(2)(12)
					17.5	17.2
Schill Landscaping and Lawn Care Services LLC and Landscape Parallel Partners, L.P. (16)	Provider of landscape design and planning, and snow removal services	First lien senior secured loan ($5.8 par due 12/2027)	6.75% (Libor + 5.75%/Q)	12/16/2021	5.8	5.8	(2)(12)
		Class A units (3,840.5 units)		12/16/2021	9.5	9.5	(2)
					15.3	15.3
SSE Buyer, Inc., Supply Source Enterprises, Inc., Impact Products LLC, The Safety Zone, LLC and SSE Parent, LP	Manufacturer and distributor of personal protection equipment, commercial cleaning, maintenance and safety products	First lien senior secured loan ($21.4 par due 6/2026)	10.22% (Libor + 9.22%/Q)	6/30/2020	21.4	19.9	(2)(12)
		Limited partnership class A-1 units (2,173 units)		6/30/2020	1.1	0.6	(2)
		Limited partnership class A-2 units (2,173 units)		6/30/2020	1.1	0.6	(2)
					23.6	21.1
Startec Equity, LLC (5)	Communication services	Member interest		4/1/2010	—	—
Stealth Holding LLC and UCIT Online Security Inc. (16)	Live video monitoring solutions provider	First lien senior secured loan ($50.5 par due 3/2026)	7.75% (Libor + 6.75%/Q)	3/1/2021	50.5	50.5	(6)(12)
		First lien senior secured loan ($0.8 par due 3/2026)	9.00% (Base Rate + 5.75%/Q)	3/1/2021	0.8	0.8	(2)(6)(12)
					51.3	51.3
Thermostat Purchaser III, Inc. (16)	Provider of commercial HVAC equipment maintenance and repair services	Second lien senior secured loan ($23.0 par due 8/2029)	8.00% (Libor + 7.25%/M)	8/31/2021	23.0	22.8	(2)(12)
Tyden Group Holding Corp.	Producer and marketer of global cargo security, product identification and traceability products and utility meter products	Preferred stock (46,276 shares)		1/3/2017	0.4	0.4	(6)
		Common stock (5,521,203 shares)		1/3/2017	2.0	3.9	(6)
					2.4	4.3
Visual Edge Technology, Inc.	Provider of outsourced office solutions with a focus on printer and copier equipment and other parts and supplies	First lien senior secured loan ($32.5 par due 8/2022)	9.75% (Libor + 7.00% Cash + 1.25% PIK/Q)	8/31/2017	32.5	30.9	(2)(12)
		Senior subordinated loan ($88.6 par due 9/2024)	12.50% PIK	8/31/2017	86.1	79.7	(2)
		Warrant to purchase up to 10,358,572 shares of common stock (expires 8/2027)		8/31/2017	3.9	—	(2)
					122.5	110.6

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
VLS Recovery Services, LLC (16)	Provider of commercial and industrial waste processing and disposal services	First lien senior secured revolving loan ($1.3 par due 10/2024)	6.50% (Libor + 5.50%/M)	10/17/2017	1.3	1.3	(2)(12)(15)
		First lien senior secured loan ($8.8 par due 10/2024)	6.50% (Libor + 5.50%/Q)	7/1/2019	8.8	8.8	(2)(12)
		First lien senior secured loan ($5.2 par due 10/2024)	6.50% (Libor + 5.50%/Q)	8/31/2021	5.2	5.2	(2)(12)
					15.3	15.3
Wash Encore Holdings, LLC	Provider of outsourced healthcare linen management solutions	First lien senior secured loan ($135.6 par due 7/2027)	6.75% (Libor + 5.75%/Q)	7/30/2021	135.6	134.2	(2)(12)
XIFIN, Inc. and ACP Charger Co-Invest LLC (16)	Revenue cycle management provider to labs	First lien senior secured revolving loan ($1.1 par due 2/2026)	6.75% (Libor + 5.75%/M)	2/6/2020	1.1	1.1	(2)(12)
		First lien senior secured loan ($16.3 par due 2/2026)	6.75% (Libor + 5.75%/Q)	7/20/2021	16.3	16.1	(2)(12)
		First lien senior secured loan ($39.3 par due 2/2026)	6.75% (Libor + 5.75%/M)	12/8/2021	39.3	39.0	(2)(12)
		Class A units (180,000 units)		2/6/2020	1.8	4.2	(2)
		Class B units (46,363.16 units)		12/8/2021	0.9	1.1	(2)
					59.4	61.5

					1,820.0	1,833.4		20.68%
Diversified Financials
BCC Blueprint Holdings I, LLC and BCC Blueprint Investments, LLC	Provider of comprehensive suite of investment management and wealth planning solutions	First lien senior secured loan ($0.2 par due 9/2027)	7.00% (Libor + 6.25%/Q)	9/15/2021	0.2	0.2	(2)(12)
		Senior subordinated loan ($4.5 par due 9/2026)	9.30% PIK	9/15/2021	4.5	4.5	(2)
		Common units (4,220,159 units)		9/15/2021	4.2	4.1	(2)
					8.9	8.8
Beacon Pointe Harmony, LLC (16)	Provider of comprehensive wealth management services	First lien senior secured loan ($14.5 par due 12/2028)	6.00% (Libor + 5.25%/Q)	12/29/2021	14.5	14.4	(6)(12)
CrossCountry Mortgage, LLC (16)	Mortgage company originating loans in the retail and consumer direct channels	First lien senior secured loan ($93.8 par due 11/2027)	7.50% (Libor + 7.00%/Q)	11/10/2021	93.8	92.8	(2)(12)
DFC Global Facility Borrower III LLC (16)	Non-bank provider of alternative financial services	First lien senior secured revolving loan ($146.4 par due 6/2026)	8.50% (CDOR + 8.00%/B)	6/10/2021	149.9	146.4	(2)(6)(10)(12)
eCapital Finance Corp.	Consolidator of commercial finance businesses	Senior subordinated loan ($56.0 par due 1/2025)	9.00% (Libor + 7.50%/M)	1/31/2020	56.0	56.0	(2)(12)
		Senior subordinated loan ($5.4 par due 1/2025)	9.00% (Libor + 7.50%/M)	11/24/2020	5.4	5.4	(2)(12)
					61.4	61.4
EP Wealth Advisors, LLC (16)	Wealth management and financial planning firm	First lien senior secured revolving loan ($0.2 par due 9/2026)	5.50% (Libor + 4.50%/Q)	9/4/2020	0.2	0.2	(2)(12)
		First lien senior secured loan ($0.2 par due 9/2026)	5.50% (Libor + 4.50%/Q)	9/4/2020	0.2	0.2	(2)(12)
		First lien senior secured loan ($0.3 par due 9/2026)	6.25% (Libor + 5.25%/Q)	11/19/2021	0.3	0.3	(2)(12)
					0.7	0.7
Green Street Parent, LLC and Green Street Intermediate Holdings, LLC (16)	Provider of REIT research data and analytics	First lien senior secured loan ($23.7 par due 8/2026)	6.50% (Libor + 5.75%/Q)	12/14/2021	23.7	23.7	(2)(12)
Ivy Hill Asset Management, L.P. (5)	Asset management services	Senior subordinated loan ($16.0 par due 5/2023)	7.25% (Libor + 6.50%/M)	2/8/2018	16.0	16.0	(6)(12)
		Member interest (100.00% interest)		6/15/2009	765.0	919.8	(6)
					781.0	935.8
Javlin Three LLC, Javlin Four LLC, and Javlin Five LLC	Asset-backed financial services company	First lien senior secured loan ($15.7 par due 6/2017)		6/24/2014	12.6	0.4	(2)(6)(11)
Joyce Lane Capital LLC and Joyce Lane Financing SPV LLC (fka Ciena Capital LLC) (5)(16)	Specialty finance company	First lien senior secured loan ($0.3 par due 12/2022)	4.13% (Libor + 4.00%/Q)	12/27/2018	0.3	0.3	(2)(6)
		Equity interests		11/29/2010	—	—	(2)(6)
					0.3	0.3

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
LS DE LLC and LM LSQ Investors LLC	Asset based lender	Senior subordinated loan ($37.0 par due 3/2024)	10.50%	6/25/2015	37.0	37.0	(2)(6)
		Senior subordinated loan ($3.0 par due 6/2021)	10.50%	6/15/2017	3.0	3.0	(2)(6)
		Membership units (3,275,000 units)		6/25/2015	3.3	3.5	(6)
					43.3	43.5
Monica Holdco (US) Inc. (16)	Investment technology and advisory firm	First lien senior secured revolving loan	—%	1/8/2021	—	—	(14)
		First lien senior secured loan ($2.6 par due 1/2028)	7.25% (Libor + 6.25%/Q)	1/8/2021	2.6	2.6	(2)(12)
					2.6	2.6
Priority Holdings, LLC and Priority Technology Holdings, Inc.	Provider of merchant acquiring and payment processing solutions	First lien senior secured loan ($35.8 par due 4/2027)	6.75% (Libor + 5.75%/M)	4/27/2021	35.8	35.8	(2)(6)(12)
		Senior preferred stock (65,761 shares)	13.00% PIK (Libor + 12.00%/Q)	4/27/2021	64.4	68.3	(2)(6)(12)
		Warrant to purchase up to 527,226 shares of common stock (expires 4/2031)		4/27/2021	4.0	3.4	(2)(6)
					104.2	107.5
Rialto Management Group, LLC (16)	Investment and asset management platform focused on real estate	First lien senior secured revolving loan	—%	11/30/2018	—	—	(6)(14)
		First lien senior secured loan ($9.5 par due 12/2025)	6.50% (Libor + 5.75%/Q)	12/22/2021	9.5	9.5	(2)(6)(12)
		First lien senior secured loan ($0.7 par due 12/2025)	4.34% (Libor + 4.25%/M)	11/30/2018	0.7	0.7	(6)
		First lien senior secured loan ($7.7 par due 12/2025)	4.35% (Libor + 4.25%/M)	4/30/2021	7.7	7.7	(2)(6)
					17.9	17.9
TA/WEG Holdings, LLC (16)	Wealth management and financial planning firm	First lien senior secured revolving loan ($0.8 par due 10/2027)	6.75% (Libor + 5.75%/Q)	10/2/2019	0.8	0.8	(2)(12)(15)
		First lien senior secured loan ($0.1 par due 10/2027)	6.75% (Libor + 5.75%/Q)	10/2/2019	0.1	0.1	(2)(12)
		First lien senior secured loan ($0.1 par due 10/2027)	6.75% (Libor + 5.75%/Q)	11/6/2020	0.1	0.1	(2)(12)
		First lien senior secured loan ($0.1 par due 10/2027)	6.75% (Libor + 5.75%/B)	6/3/2021	0.1	0.1	(2)(12)
		First lien senior secured loan ($8.3 par due 10/2027)	6.75% (Libor + 5.75%/Q)	8/13/2021	8.3	8.3	(2)(12)
					9.4	9.4
The Ultimus Group Midco, LLC, The Ultimus Group, LLC, and The Ultimus Group Aggregator, LP (16)	Provider of asset-servicing capabilities for fund managers	First lien senior secured loan ($37.8 par due 2/2026)	5.75% (Libor + 4.75%/Q)	2/1/2019	37.8	37.8	(12)
		Class A units (1,443 units)		9/16/2019	1.6	1.9
		Class A units (245 units)		2/1/2019	0.2	—
		Class B units (2,167,424 units)		2/1/2019	—	—
		Class B units (245,194 units)		2/1/2019	—	—
					39.6	39.7

					1,363.8	1,505.3		16.98%
Insurance Services
Alera Group, Inc. (16)	Insurance service provider	First lien senior secured loan ($96.6 par due 10/2028)	6.25% (Libor + 5.50%/M)	9/30/2021	96.6	95.6	(2)(12)
Amynta Agency Borrower Inc. and Amynta Warranty Borrower Inc.	Insurance service provider	First lien senior secured loan ($1.0 par due 2/2025)	4.60% (Libor + 4.50%/M)	12/21/2018	1.0	1.0	(2)
AQ Sunshine, Inc. (16)	Specialized insurance broker	First lien senior secured revolving loan ($0.3 par due 4/2024)	7.00% (Libor + 6.00%/Q)	4/15/2019	0.3	0.3	(2)(12)(15)
		First lien senior secured loan ($8.6 par due 4/2025)	7.00% (Libor + 6.00%/Q)	4/15/2019	8.6	8.6	(12)
		First lien senior secured loan ($13.3 par due 4/2025)	7.00% (Libor + 6.00%/Q)	10/29/2020	13.3	13.3	(2)(12)
		First lien senior secured loan ($20.2 par due 4/2025)	7.00% (Libor + 6.00%/Q)	6/28/2021	20.2	20.2	(2)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					42.4	42.4
Ardonagh Midco 2 plc and Ardonagh Midco 3 plc	Insurance broker and underwriting servicer	First lien senior secured loan ($69.5 par due 7/2026)	8.21% (GBP Libor + 7.46%/Q)	6/26/2020	64.8	69.5	(2)(6)(12)
		First lien senior secured loan ($14.5 par due 7/2026)	7.50% (GBP Libor + 6.75%/Q)	6/26/2020	14.8	14.5	(2)(6)(12)
		First lien senior secured loan ($7.5 par due 7/2026)	7.75% (Euribor + 6.75%/Q)	6/26/2020	7.5	7.5	(2)(6)(12)
		First lien senior secured loan ($111.2 par due 7/2026)	6.75% (Libor + 6.00%/Q)	8/19/2021	111.2	111.2	(2)(6)(12)
		Senior subordinated loan ($1.3 par due 1/2027)	11.50% PIK	6/26/2020	1.2	1.4	(2)(6)(19)
					199.5	204.1
Benecon Midco II LLC and Locutus Holdco LLC (16)	Employee benefits provider for small and mid-size employers	Common units (9,803,682 units)		12/4/2020	10.0	15.5
Benefytt Technologies, Inc.	Health insurance sales platform provider	First lien senior secured loan ($23.4 par due 8/2027)	6.75% (Libor + 6.00%/Q)	8/12/2021	23.4	23.2	(2)(12)
Foundation Risk Partners, Corp. (16)	Full service independent insurance agency	First lien senior secured loan ($169.5 par due 10/2028)	6.50% (Libor + 5.75%/Q)	10/29/2021	169.5	167.7	(2)(12)
Galway Borrower LLC (16)	Insurance service provider	First lien senior secured revolving loan	—%	9/30/2021	—	—	(14)
		First lien senior secured loan ($59.1 par due 9/2028)	6.00% (Libor + 5.25%/Q)	9/30/2021	59.1	58.5	(2)(12)
					59.1	58.5
High Street Buyer, Inc. and High Street Holdco LLC (16)	Insurance brokerage platform	First lien senior secured loan ($55.0 par due 4/2028)	6.75% (Libor + 6.00%/Q)	4/16/2021	55.0	54.5	(2)(12)
		First lien senior secured loan ($10.4 par due 4/2028)	6.75% (Libor + 6.00%/Q)	8/11/2021	10.4	10.3	(2)(12)
		Series A preferred units (96,763,329 units)	10.00% PIK	4/16/2021	101.1	101.2	(2)
		Series A common units (4,649,000 units)	10.00% PIK	4/16/2021	5.0	11.1	(2)
		Series C common units (4,979,318 units)	10.00% PIK	4/16/2021	0.2	11.9	(2)
					171.7	189.0
K2 Insurance Services, LLC and K2 Holdco LP (16)	Specialty insurance and managing general agency	First lien senior secured revolving loan	—%	7/1/2019	—	—	(14)
		First lien senior secured loan ($0.6 par due 7/2026)	6.00% (Libor + 5.00%/Q)	12/29/2021	0.6	0.6	(2)(12)
		First lien senior secured loan ($51.0 par due 7/2026)	6.00% (Libor + 5.00%/Q)	7/1/2019	51.0	51.0	(12)
		First lien senior secured loan ($0.2 par due 7/2026)	6.00% (Libor + 5.00%/Q)	8/16/2021	0.2	0.2	(2)(12)
		Common units (799,000 units)		7/1/2019	0.8	1.6	(2)
					52.6	53.4
NSM Insurance Group, LLC (16)	Insurance program administrator	First lien senior secured revolving loan ($0.5 par due 11/2025)	7.00% (Base Rate + 3.75%/Q)	6/2/2021	0.5	0.5	(2)(12)(15)
		First lien senior secured loan ($12.8 par due 5/2026)	6.00% (Libor + 4.75%/M)	5/11/2018	12.8	12.8	(12)
					13.3	13.3
OneDigital Holdings, Achilles Holdco (16)	Benefits broker and outsourced workflow automation platform provider for brokers	First lien senior secured revolving loan	—%	11/16/2020	—	—	(14)
Patriot Growth Insurance Services, LLC (16)	National retail insurance agency	First lien senior secured loan ($11.6 par due 10/2028)	6.25% (Libor + 5.50%/Q)	10/14/2021	11.4	11.5	(2)(12)
People Corporation (16)	Provider of group benefits, group retirement and human resources services	First lien senior secured revolving loan ($2.9 par due 2/2027)	7.25% (CDOR + 6.25%/Q)	2/18/2021	2.8	2.9	(2)(6)(12)
		First lien senior secured loan ($1.4 par due 2/2028)	6.25% (CDOR + 5.50%/B)	9/8/2021	1.3	1.4	(2)(6)(12)
		First lien senior secured loan ($44.3 par due 2/2028)	7.25% (CDOR + 6.25%/Q)	2/18/2021	44.1	44.3	(2)(6)(12)
		First lien senior secured loan ($13.8 par due 2/2028)	7.25% (CDOR + 6.25%/Q)	2/18/2021	14.1	13.8	(6)(12)
					62.3	62.4
RSC Acquisition, Inc. and RSC Insurance Brokerage, Inc. (16)	Insurance broker	First lien senior secured revolving loan ($0.3 par due 10/2026)	7.75% (Base Rate + 4.50%/Q)	11/1/2019	0.3	0.3	(2)(12)(15)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($33.1 par due 10/2026)	6.25% (Libor + 5.50%/Q)	11/1/2019	33.1	33.1	(12)
					33.4	33.4
SCM Insurance Services Inc. (16)	Provider of claims management, claims investigation & support and risk management solutions for the Canadian property and casualty insurance industry	First lien senior secured loan ($20.4 par due 8/2024)	6.00% (CDOR + 5.00%/M)	8/29/2017	20.6	20.4	(2)(6)(12)
		Second lien senior secured loan ($60.0 par due 3/2025)	10.00% (CDOR + 9.00%/M)	8/29/2017	60.5	60.0	(2)(6)(12)
					81.1	80.4
SelectQuote, Inc.	Direct to consumer insurance distribution platform	First lien senior secured loan ($22.6 par due 11/2024)	5.75% (Libor + 5.00%/M)	11/5/2019	22.6	22.6	(2)(12)
SG Acquisition, Inc.	Provider of insurance solutions for car sales	First lien senior secured loan ($35.6 par due 1/2027)	5.50% (Libor + 5.00%/M)	1/27/2020	35.6	35.6	(12)
Spring Insurance Solutions, LLC (16)	Technology-based direct to consumer sales and marketing platform for insurance products	First lien senior secured loan ($19.7 par due 11/2025)	7.50% (Libor + 6.50%/Q)	11/23/2020	19.7	18.9	(12)
THG Acquisition, LLC (16)	Multi-line insurance broker	First lien senior secured revolving loan	—%	12/2/2019	—	—	(14)
		First lien senior secured loan ($0.6 par due 12/2026)	6.25% (Libor + 5.50%/Q)	12/10/2021	0.6	0.6	(2)(12)
		First lien senior secured loan ($0.1 par due 12/2026)	6.75% (Libor + 5.75%/Q)	12/2/2019	0.1	0.1	(2)(12)
		First lien senior secured loan ($23.2 par due 12/2026)	6.50% (Libor + 5.75%/Q)	12/15/2020	23.2	23.2	(2)(12)
		First lien senior secured loan ($14.9 par due 12/2026)	6.50% (Libor + 5.75%/Q)	12/15/2020	14.9	14.9	(12)
					38.8	38.8

					1,144.0	1,167.3		13.16%
Investment Funds and Vehicles
ACAS Equity Holdings Corporation (5)	Investment company	Common stock (589 shares)		1/3/2017	0.4	0.4	(6)
Ares IIIR/IVR CLO Ltd.	Investment vehicle	Subordinated notes ($20.0 par due 4/2021)		1/3/2017	—	—	(6)
Blue Wolf Capital Fund II, L.P. (4)	Investment partnership	Limited partnership interest (8.50% interest)		1/3/2017	—	0.2	(6)(19)
CoLTs 2005-1 Ltd. (5)	Investment vehicle	Preferred shares (360 shares)		1/3/2017	—	—	(6)
CREST Exeter Street Solar 2004-1	Investment vehicle	Preferred shares (3,500,000 shares)		1/3/2017	—	—	(6)
European Capital UK SME Debt LP (4)	Investment partnership	Limited partnership interest (45% interest)		1/3/2017	18.8	26.9	(6)(17)
HCI Equity, LLC (5)	Investment company	Member interest (100.00% interest)		4/1/2010	—	—	(6)(19)
Partnership Capital Growth Investors III, L.P.	Investment partnership	Limited partnership interest (2.50% interest)		10/5/2011	1.8	3.6	(6)(19)
PCG-Ares Sidecar Investment II, L.P. (4)	Investment partnership	Limited partnership interest (100.00% interest)		10/31/2014	7.0	11.1	(2)(6)(17)
PCG-Ares Sidecar Investment, L.P. (4)	Investment partnership	Limited partnership interest (100.00% interest)		5/22/2014	4.3	1.3	(6)(17)
Piper Jaffray Merchant Banking Fund I, L.P.	Investment partnership	Limited partnership interest (2.00% interest)		8/16/2012	0.1	1.0	(6)(19)
Senior Direct Lending Program, LLC (5)(18)	Co-investment vehicle	Subordinated certificates ($987.3 par due 12/2036)	8.21% (Libor + 8.00%/Q)(13)	7/27/2016	987.3	987.3	(6)
		Member interest (87.50% interest)		7/27/2016	—	—	(6)
					987.3	987.3
VSC Investors LLC	Investment company	Membership interest (1.95% interest)		1/24/2008	0.3	0.6	(2)(6)(19)

					1,020.0	1,032.4		11.64%
Capital Goods
AI Aqua Merger Sub, Inc.	End to end provider of water solutions to a wide range of customer bases	First lien senior secured loan ($0.9 par due 7/2028)	4.50% (Libor + 4.00%/M)	6/17/2021	0.9	0.9	(2)(12)(19)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Arrowhead Holdco Company and Arrowhead GS Holdings, Inc. (16)	Distributor of non-discretionary, mission-critical aftermarket replacement parts	First lien senior secured revolving loan ($3.7 par due 8/2027)	5.25% (Libor + 4.50%/Q)	8/31/2021	3.7	3.6	(2)(12)(15)
		First lien senior secured loan ($27.6 par due 8/2028)	5.25% (Libor + 4.50%/M)	8/31/2021	27.6	27.2	(2)(12)
		Common stock (4,900 shares)		8/31/2021	4.9	6.7	(2)
					36.2	37.5
Cadence Aerospace, LLC (16)	Aerospace precision components manufacturer	First lien senior secured revolving loan ($7.9 par due 11/2022)	9.50% (Libor + 3.25% Cash + 5.25% PIK/Q)	11/14/2017	7.9	7.6	(2)(12)(15)
		First lien senior secured revolving loan ($3.0 par due 11/2022)	8.75% (Base Rate + 5.50%/Q)	11/14/2017	3.0	2.9	(12)
		First lien senior secured revolving loan ($0.7 par due 11/2023)	9.50% (Libor + 3.25% Cash + 5.25% PIK/Q)	7/22/2020	0.7	0.7	(2)(12)
		First lien senior secured loan ($31.4 par due 11/2023)	9.50% (Libor + 3.25% Cash + 5.25% PIK/Q)	11/14/2017	31.3	30.5	(12)
		First lien senior secured loan ($9.8 par due 11/2023)	9.50% (Libor + 3.25% Cash + 5.25% PIK/Q)	7/5/2018	9.8	9.5	(2)(12)
		First lien senior secured loan ($12.0 par due 11/2023)	9.50% (Libor + 3.25% Cash + 5.25% PIK/Q)	10/31/2019	12.0	11.6	(2)(12)
		First lien senior secured loan ($7.9 par due 11/2023)	9.50% (Libor + 3.25% Cash + 5.25% PIK/Q)	2/12/2020	7.9	7.6	(2)(12)
		First lien senior secured loan ($4.0 par due 11/2023)	9.50% (Libor + 3.25% Cash + 5.25% PIK/Q)	7/31/2020	3.7	3.9	(12)
					76.3	74.3
DFS Holding Company, Inc.	Distributor of maintenance, repair, and operations parts, supplies, and equipment to the foodservice industry	First lien senior secured loan ($166.7 par due 8/2023)	8.50% (Libor + 6.00% Cash + 1.50% PIK/M)	7/26/2017	166.7	158.4	(12)
		First lien senior secured loan ($4.3 par due 8/2023)	8.50% (Libor + 6.00% Cash + 1.50% PIK/M)	3/1/2017	4.3	4.1	(2)(12)
		First lien senior secured loan ($5.0 par due 8/2023)	8.50% (Libor + 6.00% Cash + 1.50% PIK/M)	5/22/2020	5.0	4.7	(12)
		First lien senior secured loan ($0.7 par due 2/2022)	8.50% (Libor + 6.00% Cash + 1.50% PIK/M)	5/22/2020	0.7	0.6	(12)
					176.7	167.8
Dynamic NC Aerospace Holdings, LLC and Dynamic NC Investment Holdings, LP (16)	Provider of aerospace technology and equipment	First lien senior secured loan ($25.7 par due 12/2026)	7.50% (Libor + 6.50%/Q)	12/30/2020	25.7	25.4	(12)
		Common units (9,773,000 units)		12/30/2020	9.8	8.6
					35.5	34.0
EPS NASS Parent, Inc. (16)	Provider of maintenance and engineering services for electrical infrastructure	First lien senior secured revolving loan ($0.9 par due 4/2026)	6.75% (Libor + 5.75%/M)	4/19/2021	0.9	0.9	(2)(12)(15)
		First lien senior secured loan ($30.5 par due 4/2028)	6.75% (Libor + 5.75%/Q)	4/19/2021	30.5	30.5	(2)(12)
					31.4	31.4
ESCP PPG Holdings, LLC (4)	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	Class A units (3,500,000 units)		12/14/2016	3.5	2.8	(2)
Flow Control Solutions, Inc. (16)	Distributor and manufacturer of flow control systems components	First lien senior secured loan ($10.8 par due 11/2024)	6.50% (Libor + 5.50%/Q)	11/21/2018	10.8	10.8	(12)
Harvey Tool Company, LLC (16)	Manufacturer of cutting tools used in the metalworking industry	First lien senior secured revolving loan ($5.9 par due 10/2027)	6.25% (Libor + 5.50%/Q)	10/26/2021	5.9	5.8	(2)(12)(15)
		First lien senior secured loan ($22.7 par due 10/2027)	6.25% (Libor + 5.50%/Q)	10/26/2021	22.7	22.5	(2)(12)
					28.6	28.3

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation (5)	Provider of high-speed intelligent document scanning hardware and software	Senior subordinated loan ($16.6 par due 6/2022)	14.00%	1/3/2017	16.6	16.6	(2)
		Series A preferred stock (73,804,135 shares)		1/3/2017	1.2	34.8
		Class A common stock (48,082 shares)		1/3/2017	—	0.2
		Class B common stock (431,055 shares)		1/3/2017	0.1	1.4
					17.9	53.0
Kene Acquisition, Inc. and Kene Holdings, L.P. (16)	National utility services firm providing engineering and consulting services to natural gas, electric power and other energy and industrial end markets	First lien senior secured revolving loan	—%	8/8/2019	—	—	(14)
		First lien senior secured loan ($41.1 par due 8/2026)	5.25% (Libor + 4.25%/Q)	8/8/2019	41.1	41.1	(12)
		Class A units (4,549,000 units)		8/8/2019	4.5	5.3	(2)
					45.6	46.4
LTG Acquisition, Inc.	Designer and manufacturer of display, lighting and passenger communication systems for mass transportation markets	Class A membership units (5,000 units)		1/3/2017	5.1	—
Maverick Acquisition, Inc. (16)	Manufacturer of precision machined components for defense and high-tech industrial platforms	First lien senior secured loan ($57.8 par due 6/2027)	7.00% (Libor + 6.00%/Q)	6/1/2021	57.8	57.3	(2)(12)
MB Aerospace Holdings II Corp.	Aerospace engine components manufacturer	First lien senior secured loan ($11.7 par due 1/2025)	4.50% (Libor + 3.50%/Q)	6/24/2021	11.0	10.9	(2)(12)
		Second lien senior secured loan ($68.5 par due 1/2026)	10.00% (Libor + 9.00%/Q)	1/22/2018	68.5	61.6	(2)(12)
		Second lien senior secured loan ($23.6 par due 1/2026)	10.00% (Libor + 9.00%/Q)	5/28/2019	23.6	21.3	(2)(12)
					103.1	93.8
NCWS Intermediate, Inc. and NCWS Holdings LP (16)	Manufacturer and supplier of car wash equipment, parts and supplies to the conveyorized car wash market	First lien senior secured loan ($12.1 par due 12/2026)	6.75% (Libor + 6.00%/Q)	12/29/2020	12.1	12.0	(2)(12)
		First lien senior secured loan ($176.4 par due 12/2026)	6.75% (Libor + 6.00%/Q)	11/4/2021	176.4	174.7	(2)(12)
		Class A-2 common units (12,296,000 units)		12/29/2020	12.9	18.5	(2)
					201.4	205.2
Osmose Utilities Services, Inc. and Pine Intermediate Holding LLC	Provider of structural integrity management services to transmission and distribution infrastructure	Second lien senior secured loan ($55.3 par due 6/2029)	7.25% (Libor + 6.75%/M)	6/23/2021	55.3	54.7	(2)(12)
Precinmac (US) Holdings Inc., Trimaster Manufacturing Inc. and Blade Group Holdings, LP. (16)	Manufacturer of high-tolerance precision machined components and assemblies for the aerospace and defense industry	First lien senior secured loan ($45.8 par due 8/2027)	7.00% (Libor + 6.00%/M)	8/31/2021	45.8	45.4	(2)(6)(12)
		Class A units (88,420 units)		8/31/2021	13.4	13.4	(2)
					59.2	58.8
Sunk Rock Foundry Partners LP, Hatteras Electrical Manufacturing Holding Company and Sigma Electric Manufacturing Corporation, Diecast Beacon (16)	Manufacturer of metal castings, precision machined components and sub-assemblies in the electrical products, power transmission and distribution and general industrial markets	First lien senior secured revolving loan	—%	10/31/2017	—	—	(14)

					945.3	957.0		10.79%
Automobiles & Components
Automotive Keys Group, LLC and Automotive Keys Investor, LLC	Provider of replacement wireless keys for automotive market	First lien senior secured loan ($10.0 par due 11/2025)	6.00% (Libor + 5.00%/Q)	12/17/2021	10.0	10.0	(2)(12)
		Preferred units (4,113,113 units)	9.00% PIK	11/6/2020	4.5	4.5
		Class A common units (4,113,113 units)		11/6/2020	—	0.6	(2)
					14.5	15.1

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Continental Acquisition Holdings, Inc.	Distributor of aftermarket batteries to the electric utility vehicle, automotive, commercial, marine and industrial markets	First lien senior secured loan ($36.5 par due 1/2027)	7.75% (Libor + 6.75%/Q)	1/20/2021	36.5	36.5	(2)(12)
		First lien senior secured loan ($33.2 par due 1/2027)	7.75% (Libor + 6.75%/Q)	12/22/2021	33.2	33.2	(2)(12)
					69.7	69.7
Eckler Industries, Inc. and Eckler Purchaser LLC (5)(16)	Restoration parts and accessories provider for classic automobiles	First lien senior secured revolving loan ($6.7 par due 5/2022)		7/12/2012	6.5	4.7	(2)(11)
		First lien senior secured loan ($26.3 par due 5/2022)		7/12/2012	25.5	18.4	(2)(11)
		Class A common units (67,972 units)		7/12/2012	16.4	—	(2)
					48.4	23.1
Faraday&Future Inc., FF Inc., Faraday SPE, LLC and Faraday Future Intelligent Electric Inc.	Electric vehicle manufacturer	Second lien senior secured loan ($80.3 par due 3/2022)	14.00% PIK	3/1/2021	79.9	80.3	(2)
		Warrant to purchase up to 633,008 shares of Class A common stock (expires 8/2027)		8/5/2021	2.3	1.2	(2)
					82.2	81.5
Highline Aftermarket Acquisition, LLC, Highline Aftermarket SC Acquisition, Inc. and Highline PPC Blocker LLC (16)	Manufacturer and distributor of automotive fluids	First lien senior secured revolving loan ($5.9 par due 11/2025)	3.85% (Libor + 3.75%/M)	11/9/2020	5.9	5.8	(2)(15)
		Second lien senior secured loan ($70.4 par due 11/2028)	8.75% (Libor + 8.00%/Q)	11/9/2020	70.4	66.1	(2)(12)
		Co-invest units (59,230 units)		11/4/2020	5.9	3.5	(2)
					82.2	75.4
Mac Lean-Fogg Company and MacLean-Fogg Holdings, L.L.C.	Manufacturer and supplier for the power utility and automotive markets worldwide	First lien senior secured loan ($123.8 par due 12/2025)	5.88% (Libor + 5.25%/M)	12/21/2018	123.5	123.8	(12)
		First lien senior secured loan ($19.1 par due 12/2025)	5.88% (Libor + 5.25%/M)	12/21/2018	19.1	19.1	(2)(12)
		Preferred units (59,453 units)	13.75% (4.50% Cash + 9.25% PIK)	10/9/2015	75.0	75.0
					217.6	217.9
Mavis Tire Express Services Topco Corp., Metis HoldCo, Inc., and Metis TopCo, LP (16)	Auto parts retailer	First lien senior secured revolving loan ($15.6 par due 5/2026)	3.85% (Libor + 3.75%/M)	5/4/2021	15.6	15.3	(2)(15)
		Series A preferred stock (68,601 shares)	7.00% PIK	5/4/2021	71.8	71.8	(2)
		Class A-1 units (24,586 units)		5/4/2021	24.6	26.8	(2)
					112.0	113.9
McLaren Group Limited	Automobile manufacturer and retailer	Senior preference shares (200,000 shares)	12.5% PIK	8/2/2021	20.7	27.1	(2)(6)
		Warrant to purchase up to 49,181 ordinary shares (expires 8/2028)		8/2/2021	5.5	5.1	(2)(6)
		Warrant to purchase up to 13,776 ordinary shares (expires 8/2028)		8/2/2021	1.6	1.4	(2)(6)
					27.8	33.6
SK SPV IV, LLC	Collision repair site operator	Series A common stock (12,500 units)		8/18/2014	0.6	—	(2)
		Series B common stock (12,500 units)		8/18/2014	0.6	—	(2)
					1.2	—
Sun Acquirer Corp. and Sun TopCo, LP (16)	Automotive parts and repair services retailer	First lien senior secured loan ($17.4 par due 9/2028)	6.50% (Libor + 5.75%/Q)	11/18/2021	17.4	17.2	(2)(12)
		First lien senior secured loan ($74.4 par due 9/2028)	6.50% (Libor + 5.75%/Q)	9/8/2021	74.4	73.7	(2)(12)
		Class A units (74,896 units)		9/8/2021	7.5	9.2	(2)
					99.3	100.1

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Wand Newco 3, Inc.	Collision repair company	Second lien senior secured loan ($180.2 par due 2/2027)	7.43% (Libor + 7.25%/Q)	2/5/2019	178.2	180.2	(2)

					933.1	910.5		10.27%
Power Generation
Apex Clean Energy TopCo, LLC (4)	Developer, builder and owner of utility-scale wind and solar power facilities	Class A common units (1,335,609.89 units)		11/17/2021	80.5	79.1
Ferrellgas, L.P.	Distributor of propane and related accessories	Senior preferred units (55,708 units)	8.96%	3/30/2021	55.7	55.7
Heelstone Renewable Energy, LLC (5)	Provider of cloud based IT solutions, infrastructure and services	First lien senior secured loan ($39.0 par due 4/2024)	8.00% (Libor + 7.00%/Q)	4/14/2021	39.0	39.0	(2)(12)
		Class A1 units (100 units)		4/14/2021	23.5	30.4
					62.5	69.4
Navisun LLC and Navisun Holdings LLC (5)	Owner and operater of commercial and industrial solar projects	First lien senior secured loan ($54.4 par due 11/2023)	8.00% PIK	11/15/2017	54.4	54.4	(2)
		First lien senior secured loan ($15.2 par due 11/2023)	9.00% PIK	3/7/2019	15.2	15.2	(2)
		First lien senior secured loan ($46.5 par due 11/2023)	8% (5.00% Cash + 3.00%PIK/Q)	8/15/2019	46.5	46.5	(2)
		Series A preferred units (1,000 units)	10.50% PIK	11/15/2017	14.7	15.8
		Class A units (550 units)		11/15/2017	—	11.8
					130.8	143.7
Opal Fuels LLC	Owner of natural gas facilities	Senior subordinated loan ($52.7 par due 12/2026)	8.00% PIK	5/1/2021	43.8	47.8
PosiGen, Inc.	Seller and leaser of solar power systems for residential and commercial customers	Warrant to purchase up to 101,555 shares of series D-1 preferred stock (expires 6/2028)		6/10/2021	—	—	(2)
		Warrant to purchase up to 1,112,022 shares of common stock (expires 1/2027)		1/29/2020	—	—	(2)
					—	—
Potomac Intermediate Holdings II LLC (5)	Gas turbine power generation facilities operator	Series A units (220,884,442 units)		11/9/2021	179.7	179.7
Riverview Power LLC	Operator of natural gas and oil fired power generation facilities	First lien senior secured loan ($54.2 par due 6/2024)	10.00% (Libor + 9.00%/Q)	8/30/2021	53.7	54.2	(2)(12)
SE1 Generation, LLC	Solar power developer	Senior subordinated loan ($58.8 par due 12/2022)	10.25% (4.75% Cash + 5.50% PIK/Q)	12/17/2019	58.8	57.0	(2)
Sunrun Atlas Depositor 2019-2, LLC and Sunrun Atlas Holdings 2019-2, LLC	Residential solar energy provider	First lien senior secured loan ($0.1 par due 2/2055)	3.61%	10/28/2019	0.1	0.1	(2)
		Senior subordinated loan ($142.5 par due 11/2025)	8.75% (Libor + 2.75% Cash + 4.00% PIK/Q)	11/26/2019	142.5	142.5	(2)(12)
					142.6	142.6
Sunrun Xanadu Issuer 2019-1, LLC and Sunrun Xanadu Holdings 2019-1, LLC	Residential solar energy provider	First lien senior secured loan ($0.4 par due 6/2054)	3.98%	6/7/2019	0.4	0.4	(2)
		Senior subordinated loan ($69.3 par due 7/2030)	8.75% (Libor + 3.98% Cash + 2.77% PIK/Q)	6/27/2019	69.3	69.3	(12)
					69.7	69.7

					877.8	898.9		10.14%
Consumer Durables & Apparel
Badger Sportswear Acquisition, Inc.	Provider of team uniforms and athletic wear	Second lien senior secured loan ($56.8 par due 3/2024)	10.25% (Libor + 9.00%/Q)	9/6/2016	56.8	56.8	(2)(12)
Bowhunter Holdings, LLC	Provider of branded archery and bowhunting accessories	Common units (421 units)		4/24/2014	4.2	—
Centric Brands LLC and Centric Brands GP LLC (16)	Designer, marketer and distributor of licensed and owned apparel	First lien senior secured revolving loan ($2.3 par due 10/2024)	6.50% (Libor + 5.50%/Q)	5/20/2020	2.3	2.3	(2)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($67.9 par due 10/2025)	10% PIK (Libor + 9%/Q)	10/29/2018	67.8	67.3	(2)(12)
		Membership interests (279,392 interests)		10/29/2018	2.9	11.5	(2)
					73.0	81.1
DRS Holdings III, Inc. and DRS Holdings I, Inc. (16)	Footwear and orthopedic foot-care brand	First lien senior secured loan ($29.8 par due 11/2025)	6.75% (Libor + 5.75%/Q)	11/1/2019	29.8	29.8	(12)
		First lien senior secured loan ($46.7 par due 11/2025)	6.75% (Libor + 5.75%/Q)	6/1/2021	46.7	46.7	(12)
		Common stock (8,549 shares)		11/1/2019	8.5	11.3	(2)
					85.0	87.8
Implus Footcare, LLC	Provider of footwear and other accessories	First lien senior secured loan ($103.3 par due 4/2024)	8.75% (Libor + 7.75%/Q)	6/1/2017	103.3	95.1	(2)(12)
		First lien senior secured loan ($14.1 par due 4/2024)	8.75% (Libor + 7.75%/Q)	6/1/2017	14.1	13.0	(2)(12)
		First lien senior secured loan ($1.3 par due 4/2024)	8.75% (Libor + 7.75%/Q)	6/30/2016	1.3	1.2	(2)(12)
		First lien senior secured loan ($5.0 par due 4/2024)	8.75% (Libor + 7.75%/Q)	7/17/2018	5.0	4.6	(2)(12)
					123.7	113.9
Lew's Intermediate Holdings, LLC (16)	Outdoor brand holding company	First lien senior secured revolving loan ($1.8 par due 2/2026)	4.14% (Libor + 4.00%/Q)	2/11/2021	1.8	1.8	(2)
		First lien senior secured loan ($1.0 par due 2/2028)	5.75% (Libor + 5.00%/Q)	2/11/2021	1.0	1.0	(2)(12)
					2.8	2.8
Pelican Products, Inc. (16)	Flashlights manufacturer	Second lien senior secured loan ($60.0 par due 12/2029)	8.25% (Libor + 7.75%/Q)	12/31/2021	60.0	59.4	(2)(12)
Rawlings Sporting Goods Company, Inc. and Easton Diamond Sports, LLC	Sports equipment manufacturing company	First lien senior secured loan ($93.2 par due 12/2026)	7.75% (Libor + 6.75%/Q)	12/31/2020	93.2	93.2	(2)(12)
		First lien senior secured loan ($8.8 par due 12/2026)	7.75% (Libor + 6.75%/Q)	11/3/2021	8.8	8.8	(2)(12)
					102.0	102.0
Reef Lifestyle, LLC (16)	Apparel retailer	First lien senior secured revolving loan ($12.1 par due 10/2024)	8.5% (Libor + 5.50% Cash + 2.00% PIK/M)	10/26/2018	12.1	12.1	(2)(12)(15)
		First lien senior secured revolving loan ($0.6 par due 10/2024)	8.5% (Libor + 5.50% Cash + 2.00% PIK/M)	7/31/2020	0.6	0.6	(2)(12)
		First lien senior secured loan ($25.0 par due 10/2024)	8.5% (Libor + 5.50% Cash + 2.00% PIK/Q)	10/26/2018	25.0	25.0	(12)
		First lien senior secured loan ($1.1 par due 10/2024)	8.50% (Libor + 7.50%/Q)	7/31/2020	1.1	1.1	(12)
					38.8	38.8
S Toys Holdings LLC (fka The Step2 Company, LLC) (5)	Toy manufacturer	Class B common units (126,278,000 units)		10/30/2014	—	0.2
		Common units (1,116,879 units)		4/1/2011	—	—
		Warrant to purchase up to 3,157,895 units		4/1/2010	—	—
					—	0.2
SHO Holding I Corporation	Manufacturer and distributor of slip resistant footwear	Second lien senior secured loan ($116.2 par due 10/2024)	9.54% PIK (Libor + 8.54%/M)	10/27/2015	115.6	98.9	(2)(12)
Shock Doctor, Inc. and Shock Doctor Holdings, LLC (4)(16)	Developer, marketer and distributor of sports protection equipment and accessories	First lien senior secured revolving loan ($1.1 par due 5/2024)	7.25% (Base Rate + 4.00%/M)	5/21/2019	1.1	1.1	(2)(12)(15)
		First lien senior secured revolving loan ($0.1 par due 5/2024)	6.50% (Libor + 5.50%/M)	5/21/2019	0.1	0.1	(2)(12)(15)
		First lien senior secured loan ($19.2 par due 5/2024)	6.00% (Libor + 5.00%/Q)	5/21/2019	19.1	19.1	(2)(12)
		Class A preferred units (50,000 units)		3/14/2014	5.0	0.4	(2)
		Class C preferred units (50,000 units)		4/22/2015	5.0	0.4	(2)
		Preferred units (14,591 units)		5/14/2019	1.6	2.0	(2)
					31.9	23.1

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
SVP-Singer Holdings Inc. and SVP-Singer Holdings LP	Manufacturer of consumer sewing machines	First lien senior secured loan ($44.9 par due 7/2028)	7.50% (Libor + 6.75%/Q)	7/30/2021	43.7	42.3	(2)(12)
		Class A common units (6,264,706 units)		7/30/2021	26.1	24.5	(2)
					69.8	66.8
Totes Isotoner Corporation and Totes Ultimate Holdco, Inc. (4)	Designer, marketer, and distributor of rain and cold weather products	First lien senior secured loan ($2.2 par due 12/2024)	7.00% (Libor + 6.00%/Q)	12/23/2019	2.2	1.9	(2)(12)
		First lien senior secured loan ($1.6 par due 6/2024)	5.00% (Libor + 4.00%/Q)	12/23/2019	1.6	1.6	(2)(12)
		Common stock (861,000 shares)		12/23/2019	6.0	0.4	(2)
					9.8	3.9
Varsity Brands Holding Co., Inc. and BCPE Hercules Holdings, LP	Leading manufacturer and distributor of textiles, apparel & luxury goods	Second lien senior secured loan ($21.1 par due 12/2025)	9.25% (Libor + 8.25%/M)	7/30/2018	21.1	20.3	(2)(12)
		Second lien senior secured loan ($122.7 par due 12/2025)	9.25% (Libor + 8.25%/M)	12/15/2017	122.8	117.9	(12)
		Class A units (1,400 units)		7/30/2018	1.4	0.7	(2)
					145.3	138.9

					918.7	874.4		9.86%
Consumer Services
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc. (5)	Restaurant owner and operator	First lien senior secured loan ($111.4 par due 12/2022)		11/27/2006	—	—	(2)(11)
Aimbridge Acquisition Co., Inc.	Hotel operator	Second lien senior secured loan ($22.5 par due 2/2027)	7.60% (Libor + 7.50%/M)	2/1/2019	22.2	21.4	(2)
American Residential Services L.L.C. and Aragorn Parent Holdings LP (16)	Heating, ventilation and air conditioning services provider	Second lien senior secured loan ($56.4 par due 10/2028)	9.50% (Libor + 8.50%/Q)	10/15/2020	56.4	56.4	(2)(12)
		Series A preferred units (2,531,500 units)	10.00% PIK	10/15/2020	2.8	3.7	(2)
					59.2	60.1
ATI Restoration, LLC (16)	Provider of disaster recovery services	First lien senior secured revolving loan ($8.1 par due 7/2026)	6.00% (Libor + 5.00%/Q)	7/31/2020	8.1	8.1	(2)(12)(15)
		First lien senior secured revolving loan ($2.5 par due 7/2026)	7.25% (Base Rate + 4.00%/Q)	7/31/2020	2.5	2.5	(12)
		First lien senior secured loan ($33.3 par due 7/2026)	6.00% (Libor + 5.00%/Q)	7/31/2020	33.3	33.3	(12)
					43.9	43.9
Belfor Holdings, Inc. (16)	Disaster recovery services provider	First lien senior secured revolving loan ($0.0 par due 4/2024)	5.50% (Base Rate + 2.25%/Q)	4/4/2019	—	—	(2)(15)
Cipriani USA, Inc. and Cipriani Group Holding S.A.R.L.	Manager and operator of banquet facilities, restaurants, hotels and other leisure properties	First lien senior secured loan ($68.2 par due 5/2023)	11.75% (Libor + 10.75%/Q)	5/30/2018	67.4	61.4	(2)(12)
		First lien senior secured loan ($15.2 par due 5/2023)	11.75% (Libor + 10.75%/Q)	11/5/2018	15.2	13.6	(2)(12)
		First lien senior secured loan ($15.5 par due 5/2023)	11.75% PIK (Libor + 10.75%/M)	7/3/2019	15.3	13.9	(2)(12)
		First lien senior secured loan ($20.0 par due 5/2023)	11.75% (Libor + 10.75%/Q)	12/27/2019	18.9	18.0	(2)(12)
		First lien senior secured loan ($3.0 par due 5/2023)	11.75% (Libor + 10.75%/Q)	8/20/2018	3.0	2.7	(2)(12)
		First lien senior secured loan ($4.9 par due 5/2023)	11.75% (Libor + 10.75%/Q)	6/30/2020	4.9	4.4	(2)(12)
		First lien senior secured loan ($30.0 par due 5/2023)	11.75% PIK (Libor + 10.75%/Q)	12/22/2020	28.8	27.0	(2)(12)
		Warrant to purchase up to 718.66 shares (expires 3/2041)		3/21/2021	2.1	3.4	(2)(6)
					155.6	144.4
Concert Golf Partners Holdco LLC (16)	Golf club owner and operator	First lien senior secured revolving loan ($0.1 par due 8/2025)	5.50% (Libor + 4.50%/Q)	8/20/2019	0.1	0.1	(2)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Essential Services Holding Corporation and OMERS Mahomes Investment Holdings LLC (16)	Provider of plumbing and HVAC services	First lien senior secured revolving loan	—%	11/16/2020	—	—	(14)
		First lien senior secured loan ($72.7 par due 11/2026)	6.75% (Libor + 5.75%/Q)	11/16/2020	72.7	72.7	(2)(12)
		First lien senior secured loan ($80.4 par due 11/2026)	6.75% (Libor + 5.75%/Q)	4/2/2021	80.4	80.4	(2)(12)
		Class A units (6,099 units)		11/16/2020	20.9	34.4	(2)
					174.0	187.5
Garden Fresh Restaurant Corp. and GFRC Holdings LLC (16)	Restaurant owner and operator	First lien senior secured revolving loan ($7.5 par due 2/2022)		2/1/2017	—	—	(2)(11)
		First lien senior secured loan ($21.6 par due 2/2022)		2/1/2017	—	—	(2)(11)
					—	—
Jenny C Acquisition, Inc.	Health club franchisor	Senior subordinated loan ($1.4 par due 4/2025)	8.00% PIK	4/5/2019	1.4	1.4	(2)
Jim N Nicks Management, LLC (16)	Restaurant owner and operator	First lien senior secured revolving loan ($2.8 par due 7/2023)	6.25% (Libor + 5.25%/Q)	7/10/2017	2.8	2.8	(2)(12)
		First lien senior secured loan ($14.7 par due 7/2023)	6.25% (Libor + 5.25%/Q)	7/10/2017	14.7	14.7	(12)
					17.5	17.5
KeyStone Sub-debt HoldCo, LLC	Planet Fitness franchisee	Senior subordinated loan ($54.3 par due 1/2027)	10.00% PIK	1/20/2021	51.2	52.7	(2)
		Senior subordinated loan ($7.2 par due 1/2027)	10.00% PIK	9/30/2021	7.2	7.0	(2)
		Warrant to purchase up to 24.7581 Class C interests (expires 1/2027)		1/20/2021	3.6	4.2	(2)
					62.0	63.9
Len the Plumber, LLC, LTP Neffsville, LLC, LTP of NJ, LLC, and LTP LSI, LLC	Provider of plumbing services	First lien senior secured loan ($9.1 par due 2/2026)	7.00% (Libor + 6.00%/Q)	10/14/2021	9.1	9.0	(2)(12)
LSP Holdco, LLC and ZBS Mechanical Group Co-Invest Fund 2, LLC (16)	Provider of residential HVAC and plumbing services	First lien senior secured loan ($6.9 par due 10/2026)	7.00% (Libor + 6.00%/Q)	10/7/2021	6.9	6.8	(2)(12)
		Membership interest (2,771,000 interests)		10/7/2021	2.8	2.8
					9.7	9.6
ME Equity LLC	Franchisor in the massage industry	Common stock (3,000,000 shares)		9/27/2012	3.0	3.1	(2)
Movati Athletic (Group) Inc.	Premier health club operator	First lien senior secured loan ($0.2 par due 10/2024)	7.45% (Base rate + 3.70% Cash + .50% PIK/Q)	10/5/2017	0.2	0.2	(2)(6)(12)
		First lien senior secured loan ($2.9 par due 10/2024)	7.50% (CDOR + 5.50% Cash, 0.50% PIK/Q)	10/5/2017	3.0	2.7	(2)(6)(12)
		First lien senior secured loan ($2.3 par due 10/2024)	7.50% (CDOR + 5.50% Cash + .50% PIK/Q)	10/5/2017	2.2	2.1	(6)(12)
					5.4	5.0
OTG Management, LLC	Airport restaurant operator	Class A preferred units (3,000,000 units)		8/26/2016	25.3	15.8
		Common units (3,000,000 units)		1/5/2011	3.0	—
		Warrant to purchase up to 7.73% of common units		6/19/2008	0.1	—
					28.4	15.8
Pyramid Management Advisors, LLC and Pyramid Investors, LLC (16)	Hotel operator	First lien senior secured revolving loan ($9.6 par due 7/2023)	8% (Libor + 5.75% Cash + 1.25% PIK/Q)	4/12/2018	9.6	8.8	(2)(12)(15)
		First lien senior secured loan ($18.2 par due 7/2023)	8% (Libor + 5.75% Cash + 1.25% PIK/Q)	4/12/2018	18.2	16.8	(12)
		First lien senior secured loan ($6.4 par due 7/2023)	8% (Libor + 5.75% Cash + 1.25% PIK/Q)	12/27/2019	6.4	5.8	(2)(12)
		Preferred membership units (996,833 units)		7/15/2016	1.0	0.5
					35.2	31.9

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Redwood Services, LLC and Redwood Services Holdco, LLC (16)	Provider of residential HVAC and plumbing services	First lien senior secured loan ($1.0 par due 12/2025)	8.00% (Libor + 7.00%/Q)	12/22/2021	1.0	1.0	(2)(12)
		First lien senior secured loan ($12.5 par due 12/2025)	8.00% (Libor + 7.00%/Q)	12/31/2020	12.5	12.5	(2)(12)
		Series D units (5,291,723 units)	8.00% PIK	12/31/2020	5.7	11.6
					19.2	25.1
Safe Home Security, Inc., Security Systems Inc., Safe Home Monitoring, Inc., National Protective Services, Inc., Bright Integrations LLC and Medguard Alert, Inc.	Provider of safety systems for business and residential customers	First lien senior secured loan ($46.2 par due 8/2024)	8.25% (Libor + 7.25%/M)	8/4/2020	46.2	46.2	(2)(12)
SV-Burton Holdings, LLC & LBC Breeze Holdings LLC (16)	Provider of HVAC and plumbing services to residential and commercial customers	First lien senior secured loan ($11.0 par due 12/2027)	6.50% (Libor + 5.50%/Q)	12/6/2021	11.0	10.9	(2)(12)
		Class A units (4,296 units)		12/6/2021	4.3	4.3
					15.3	15.2
Taymax Group, L.P., Taymax Group G.P., LLC, PF Salem Canada ULC and TCP Fit Parent, L.P. (16)	Planet Fitness franchisee	First lien senior secured revolving loan ($0.5 par due 7/2024)	6.75% (Libor + 5.25% Cash + .50 PIK/Q)	7/31/2018	0.5	0.5	(2)(12)
		First lien senior secured loan ($1.1 par due 7/2025)	6.25% (Libor + 4.75% Cash + .50 PIK/Q)	3/5/2020	1.1	1.1	(2)(12)
		Class A units (37,020 units)		7/31/2018	3.8	2.0
					5.4	3.6
The Alaska Club Partners, LLC, Athletic Club Partners LLC and The Alaska Club, Inc. (16)	Premier health club operator	First lien senior secured loan ($15.5 par due 12/2024)	10.25% (Base rate + 5.00% Cash + 2.00% PIK/Q)	12/16/2019	15.5	14.1	(2)(12)
The Arcticom Group, LLC and AMCP Mechanical Holdings, LP (16)	Refrigeration, heating, ventilation and air conditioning services provider	First lien senior secured revolving loan ($2.0 par due 12/2027)	8.25% (Base Rate + 5.00%/Q)	12/22/2021	2.0	2.0	(2)(12)
		First lien senior secured loan ($47.2 par due 12/2027)	6.75% (Libor + 6.00%/Q)	12/22/2021	47.2	46.7	(2)(12)
		Class A units (4,897,000 units)		12/22/2021	4.9	4.9
					54.1	53.6
YE Brands Holdings, LLC (16)	Sports camp operator	First lien senior secured loan ($8.0 par due 10/2027)	6.25% (Libor + 5.50%/Q)	10/18/2021	8.0	7.9	(2)(12)

					790.4	780.3		8.80%
Retailing and Distribution
Atlas Intermediate III, L.L.C. (16)	Specialty chemicals distributor	First lien senior secured loan ($0.2 par due 4/2025)	6.50% (Libor + 5.50%/Q)	3/31/2021	0.2	0.2	(2)(12)
		First lien senior secured loan ($2.1 par due 4/2025)	6.50% (Libor + 5.50%/Q)	11/19/2021	2.1	2.1	(2)(12)
					2.3	2.3
Bamboo Purchaser, Inc. (16)	Provider of nursery, garden, and greenhouse products	First lien senior secured loan ($39.1 par due 11/2027)	6.75% (Libor + 6.00%/Q)	11/5/2021	39.1	38.6	(2)(12)
Display Holding Company, Inc., Saldon Holdings, Inc. and Fastsigns Holdings Inc. (16)	Provider of visual communications solutions	First lien senior secured loan ($16.0 par due 3/2025)	6.65% (Libor + 5.65%/M)	3/13/2019	16.0	16.0	(12)
		First lien senior secured loan ($0.1 par due 3/2025)	6.65% (Libor + 5.65%/M)	8/27/2019	0.1	0.1	(2)(12)
		First lien senior secured loan ($0.1 par due 3/2025)	6.65% (Libor + 5.65%/M)	6/25/2021	0.1	0.1	(2)(12)
		Common units (600 units)		3/13/2019	0.6	1.0	(2)
					16.8	17.2
GPM Investments, LLC and ARKO Corp.	Convenience store operator	Common stock (2,088,478 shares)		12/22/2020	19.8	18.3
		Warrant to purchase up to 1,088,780 common stock (expires 12/2025)		12/22/2020	1.6	1.9	(2)
					21.4	20.2
Marcone Yellowstone Buyer Inc. and Marcone Yellowstone Holdings, LLC	Distributor of OEM appliance aftermarket parts	First lien senior secured loan ($18.7 par due 6/2028)	6.25% (Libor + 5.50%/Q)	6/23/2021	18.7	18.5	(2)(12)
		First lien senior secured loan ($2.1 par due 6/2028)	6.25% (Libor + 5.50%/Q)	12/31/2021	2.1	2.1	(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($6.6 par due 6/2028)	6.00% (Libor + 5.25%/Q)	12/31/2021	6.6	6.5	(12)
		First lien senior secured loan ($35.0 par due 6/2028)	6.25% (Libor + 5.50%/Q)	6/23/2021	35.0	34.6	(2)(12)
		Class A common units (5,578 units)		6/23/2021	5.8	9.3	(2)
					68.2	71.0
McKenzie Creative Brands, LLC (16)	Designer, manufacturer and distributor of hunting-related supplies	First lien senior secured loan ($84.5 par due 9/2023)	6.75% (Libor + 5.75%/Q)	9/18/2014	84.5	84.5	(8)(12)
		First lien senior secured loan ($5.5 par due 9/2023)	6.75% (Libor + 5.75%/A)	9/18/2014	5.5	5.5	(12)
					90.0	90.0
Moon Valley Nursery of Arizona Retail, LLC, Moon Valley Nursery Farm Holdings, LLC, Moon Valley Nursery RE Holdings LLC, and Stonecourt IV Partners, LP (16)	Operator of retail and wholesale tree and plant nurseries	First lien senior secured loan ($79.0 par due 10/2027)	6.75% (Libor + 5.75%/Q)	10/8/2021	79.0	78.2	(12)
		Limited partnership interests (96,939,151.71 interests)		10/8/2021	96.9	96.9
					175.9	175.1
North Haven Falcon Buyer, LLC and North Haven Falcon Holding Company, LLC (16)	Manufacturer of aftermarket golf cart parts and accessories	First lien senior secured loan ($22.3 par due 5/2027)	7.00% (Libor + 6.00%/Q)	5/19/2021	22.3	22.1	(2)(12)
		Class A units (50,000 units)		5/19/2021	5.0	4.1
					27.3	26.2
Reddy Ice LLC (16)	Packaged ice manufacturer and distributor	First lien senior secured revolving loan	—%	7/1/2019	—	—	(14)
		First lien senior secured loan ($61.9 par due 7/2025)	7.50% (Libor + 6.50%/Q)	7/1/2019	61.9	61.9	(12)
		First lien senior secured loan ($4.3 par due 7/2025)	7.50% (Libor + 6.50%/B)	11/16/2020	4.3	4.3	(2)(12)
		First lien senior secured loan ($13.0 par due 7/2025)	7.50% (Libor + 6.50%/B)	10/20/2021	13.0	13.0	(2)(12)
					79.2	79.2
SCIH Salt Holdings Inc. (16)	Salt and packaged ice melt manufacturer and distributor	First lien senior secured revolving loan ($2.1 par due 3/2025)	5.00% (Libor + 4.00%/M)	3/16/2020	2.0	1.9	(2)(12)(15)
US Salt Investors, LLC and Emerald Lake Pearl Acquisition-A, L.P. (16)	Producer and packager of compressed, household, and packaged salt	First lien senior secured loan ($40.1 par due 7/2028)	6.25% (Libor + 5.50%/Q)	7/19/2021	40.1	39.7	(2)(12)
		Limited partner interests (0.4% interest)		7/19/2021	0.8	0.8	(2)
					40.9	40.5

					563.1	562.2		6.34%
Media & Entertainment
Aventine Intermediate LLC & Aventine Holdings II LLC (16)	Media and production company	First lien senior secured loan ($6.6 par due 6/2027)	6.75% (Libor + 6.00%/Q)	12/22/2021	6.6	6.5	(2)(12)
		Senior subordinated loan ($35.6 par due 12/2030)	10.25%	12/22/2021	35.6	35.3	(2)
					42.2	41.8
CMW Parent LLC (fka Black Arrow, Inc.)	Multiplatform media firm	Series A units (32 units)		9/11/2015	—	—	(2)
Global Music Rights, LLC (16)	Music right management company	First lien senior secured loan ($22.3 par due 8/2028)	6.50% (Libor + 5.75%/Q)	8/27/2021	22.3	22.1	(2)(12)
Miami Beckham United LLC	American professional soccer club	Class A preferred units (85,000 units)	8.50% PIK	9/17/2021	87.1	87.1
MMax Investment Partners, Inc. (d/b/a Professional Fighters League) and PFL MMA, Inc.	Mixed martial arts league	First lien senior secured loan ($15.4 par due 1/2026)	10.00% PIK	1/20/2021	14.0	13.9	(2)
		Warrant to purchase up to 3,223,122 shares of common stock (expires 1/2027)		1/20/2021	1.7	1.9	(2)
					15.7	15.8
OUTFRONT Media Inc.	Provider of out-of-home advertising	Series A convertible perpetual preferred stock(25,000 shares)	7.00%	4/20/2020	25.0	44.4	(2)(6)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Padres L.P. (16)	Sports and entertainment	First lien senior secured loan ($92.8 par due 3/2027)	6.00% (Libor + 5.00%/M)	3/18/2021	92.8	92.8	(2)(12)
Production Resource Group, L.L.C. and PRG III, LLC (4)	Provider of rental equipment, labor, production management, scenery, and other products to various entertainment end-markets	First lien senior secured loan ($15.0 par due 8/2024)	6% (Libor + 1.90% Cash + 3.10% PIK/Q)	7/31/2020	14.9	15.0	(2)(12)
		First lien senior secured loan ($34.9 par due 8/2024)	9.75% PIK (Libor + 8.5%/Q)	8/21/2018	34.9	34.9	(2)(12)
		First lien senior secured loan ($0.8 par due 8/2024)	8.5% (Libor + 5.00% Cash + 2.50% PIK/Q)	6/22/2021	0.8	0.8	(2)(12)
		First lien senior secured loan ($5.0 par due 8/2024)	6% PIK (Libor + 5%/Q)	8/5/2021	5.0	5.0	(2)(12)
		Class A units (113,617 units)		10/6/2020	4.9	0.6	(2)
					60.5	56.3
Storm Investment S.a.r.l.	Spanish soccer club	First lien senior secured loan ($70.2 par due 6/2029)	3.88% (Euribor + 3.75%/A)	6/24/2021	73.6	70.3	(2)(6)
		Class A redeemable shares (3,297,791 shares)		6/24/2021	1.6	1.5	(2)(6)
		Class B redeemable shares (3,297,791 shares)		6/24/2021	1.6	1.5	(2)(6)
		Class C redeemable shares (3,297,791 shares)		6/24/2021	1.6	1.5	(2)(6)
		Class D redeemable shares (3,297,791 shares)		6/24/2021	1.6	1.5	(2)(6)
		Class E redeemable shares (3,297,791 shares)		6/24/2021	1.6	1.5	(2)(6)
		Class F redeemable shares (3,297,791 shares)		6/24/2021	1.6	1.5	(2)(6)
		Class G redeemable shares (3,297,791 shares)		6/24/2021	1.6	1.5	(2)(6)
		Class H redeemable shares (3,297,791 shares)		6/24/2021	1.6	1.5	(2)(6)
		Class I redeemable shares (3,297,791 shares)		6/24/2021	1.6	1.5	(2)(6)
		Ordinary shares (3,958 shares)		6/24/2021	—	—	(2)(6)
					88.0	83.8
The Teaching Company Holdings, Inc.	Education publications provider	Preferred stock (10,663 shares)		9/29/2006	1.1	2.9	(2)
		Common stock (15,393 shares)		9/29/2006	—	1.2	(2)
					1.1	4.1

					434.7	448.2		5.05%
Food and Beverage
American Seafoods Group LLC and American Seafoods Partners LLC	Harvester and processor of seafood	Class A units (77,922 units)		8/19/2015	0.1	0.2	(2)
		Warrant to purchase up to 7,422,078 Class A units (expires 8/2035)		8/19/2015	7.4	18.9	(2)
					7.5	19.1
Berner Food & Beverage, LLC (16)	Supplier of dairy-based food and beverage products	First lien senior secured revolving loan ($0.4 par due 7/2026)	8.75% (Base Rate + 5.50%/Q)	7/30/2021	0.4	0.4	(2)(12)
		First lien senior secured revolving loan ($0.3 par due 7/2026)	7.50% (Libor + 6.50%/Q)	7/30/2021	0.3	0.3	(2)(12)
					0.7	0.7
Bragg Live Food Products, LLC and SPC Investment Co., L.P. (4)(16)	Health food company	First lien senior secured revolving loan ($1.7 par due 12/2025)	7.25% (Libor + 6.25%/Q)	3/11/2019	1.7	1.6	(2)(12)
		First lien senior secured loan ($39.4 par due 12/2025)	7.25% (Libor + 6.25%/Q)	12/28/2020	39.4	37.4	(12)
		Common units (14,850 units)		3/11/2019	11.5	8.8	(2)
					52.6	47.8
CHG PPC Parent LLC & PPC CHG Blocker LLC	Diversified food products manufacturer	Second lien senior secured loan ($94.6 par due 12/2029)	7.25% (Libor + 6.75%/M)	12/8/2021	94.6	93.7	(2)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Common units (58.56 units)		12/10/2021	3.0	3.0	(2)
					97.6	96.7
Florida Food Products, LLC	Provider of plant extracts and juices	First lien senior secured loan ($4.3 par due 10/2028)	5.75% (Libor + 5.00%/M)	10/18/2021	4.3	4.3	(2)(12)
		Second lien senior secured loan ($71.8 par due 10/2029)	8.75% (Libor + 8.00%/Q)	10/18/2021	71.8	71.1	(2)(12)
					76.1	75.4
Gehl Foods, LLC and GF Parent LLC	Producer of low-acid, aseptic food and beverage products	Class A preferred units (2,940 units)		5/13/2015	2.9	—	(2)
		Class A common units (60,000 units)		5/13/2015	0.1	—	(2)
		Class B common units (0.26 units)		5/13/2015	—	—	(2)
					3.0	—
KC Culinarte Intermediate, LLC	Manufacturer of fresh refrigerated and frozen food products	First lien senior secured loan ($29.1 par due 8/2025)	4.75% (Libor + 3.75%/M)	1/24/2020	28.9	27.6	(12)
		Second lien senior secured loan ($35.7 par due 8/2026)	8.75% (Libor + 7.75%/M)	8/24/2018	35.7	32.0	(2)(12)
					64.6	59.6
Manna Pro Products, LLC (16)	Manufacturer and supplier of specialty nutrition and care products for animals	First lien senior secured revolving loan ($1.9 par due 12/2026)	7.00% (Libor + 6.00%/M)	12/10/2020	1.9	1.9	(2)(12)
RF HP SCF Investor, LLC	Branded specialty food company	Membership interest (10.08% interest)		12/22/2016	12.5	19.0	(2)(6)
Teasdale Foods, Inc. and Familia Group Holdings Inc.	Provider of beans, sauces and hominy to the retail, foodservice and wholesale channels	First lien senior secured loan ($78.3 par due 12/2025)	8.00% (Libor + 6.60% Cash + .40 PIK/Q)	12/18/2020	78.3	73.6	(2)(12)
		Warrant to purchase up to 57,827 shares of common stock (expires 2/2034)		2/4/2019	—	—	(2)
					78.3	73.6
Triton Water Holdings, Inc.	Producer and provider of bottled water brands	First lien senior secured loan ($1.0 par due 3/2028)	4.00% (Libor + 3.50%/Q)	3/17/2021	1.0	1.0	(2)(12)(19)
		Senior subordinated loan ($0.1 par due 4/2029)	6.25%	3/17/2021	0.1	0.1	(2)(19)
					1.1	1.1
Watermill Express, LLC and Watermill Express Holdings, LLC (16)	Owner and operator of self-service water and ice stations	First lien senior secured revolving loan	—%	4/20/2021	—	—	(14)
		First lien senior secured loan ($19.4 par due 4/2027)	6.25% (Libor + 5.25%/Q)	4/20/2021	19.4	19.4	(12)
		Class A units (282,200 units)	8.00% PIK	4/20/2021	3.0	2.7
					22.4	22.1
Winebow Holdings, Inc. and The Vintner Group, Inc.	Importer and distributor of wine	First lien senior secured loan ($28.3 par due 7/2025)	7.25% (Libor + 6.25%/M)	4/19/2021	28.3	28.3	(12)

					446.6	445.3		5.02%
Materials
ASP-r-pac Acquisition Co LLC and ASP-r-pac Holdings LP (16)	Manufacturer and supplier of printed packaging and trimmings	First lien senior secured revolving loan ($1.2 par due 12/2027)	6.75% (Libor + 6.00%/Q)	12/29/2021	1.2	1.2	(2)(12)
		First lien senior secured loan ($46.3 par due 12/2027)	6.75% (Libor + 6.00%/Q)	12/29/2021	46.3	45.8	(2)(12)
		Class A units (195,990 units)		12/29/2021	19.6	19.6	(2)
					67.1	66.6
Genomatica, Inc.	Developer of a biotechnology platform for the production of chemical products	Warrant to purchase 322,422 shares of Series D preferred stock (expires 3/2023)		3/28/2013	—	—
Halex Holdings, Inc. (5)	Manufacturer of flooring installation products	Common stock (51,853 shares)		1/3/2017	—	—
H-Food Holdings, LLC and Matterhorn Parent, LLC	Food contract manufacturer	First lien senior secured loan ($75.0 par due 5/2025)	6.00% (Libor + 5.00%/M)	12/29/2021	74.6	75.0	(2)(12)
		Second lien senior secured loan ($73.0 par due 3/2026)	7.10% (Libor + 7.00%/M)	11/25/2018	73.0	73.0	(2)
		Common units (5,827 units)		11/25/2018	5.8	6.8
					153.4	154.8
IntraPac International LLC and IntraPac Canada Corporation (16)	Manufacturer of diversified packaging solutions and plastic injection molded products	First lien senior secured revolving loan ($6.2 par due 1/2025)	6.25% (Libor + 5.50%/Q)	1/11/2019	6.2	6.2	(2)(6)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($14.8 par due 1/2026)	6.25% (Libor + 5.50%/Q)	1/11/2019	14.8	14.8	(6)(12)
		First lien senior secured loan ($10.8 par due 1/2026)	6.25% (Libor + 5.50%/Q)	6/4/2021	10.8	10.8	(2)(6)(12)
					31.8	31.8
Nelipak Holding Company, Nelipak European Holdings Cooperatief U.A., KNPAK Holdings, LP and PAKNK Netherlands Treasury B.V. (16)	Manufacturer of thermoformed packaging for medical devices	First lien senior secured revolving loan ($0.2 par due 7/2024)	5.25% (Libor + 4.25%/Q)	7/2/2019	0.2	0.2	(2)(6)(12)
		First lien senior secured loan ($15.0 par due 7/2026)	5.25% (Libor + 4.25%/Q)	7/2/2019	15.0	15.0	(6)(12)
		First lien senior secured loan ($5.2 par due 7/2026)	4.50% (Euribor + 4.50%/Q)	7/2/2019	5.1	5.2	(2)(6)
		First lien senior secured loan ($24.4 par due 7/2026)	4.50% (Euribor + 4.50%/Q)	8/8/2019	24.0	24.4	(2)(6)
		Class A units (6,762,668 units)		7/2/2019	6.8	7.1	(2)(6)
					51.1	51.9
Novipax Buyer, L.L.C. and Novipax Parent Holding Company, L.L.C.	Developer and manufacturer of absorbent pads for food products	First lien senior secured loan ($23.9 par due 12/2026)	6.75% (Libor + 5.75%/Q)	12/1/2020	23.9	23.9	(12)
		Class A preferred units (4,772 units)	10.00% PIK	12/1/2020	5.2	6.3	(2)
		Class C units (4,772 units)		12/1/2020	—	—	(2)
					29.1	30.2
Plaskolite PPC Intermediate II LLC and Plaskolite PPC Blocker LLC	Manufacturer of specialized acrylic and polycarbonate sheets	Second lien senior secured loan ($55.0 par due 12/2026)	8.00% (Libor + 7.00%/Q)	12/14/2018	55.0	55.0	(2)(12)
		Co-Invest units (5,969 units)		12/14/2018	0.6	0.9	(2)
					55.6	55.9
SCI PH Parent, Inc.	Industrial container manufacturer, reconditioner and servicer	Series B shares (11.4764 shares)		8/24/2018	1.1	1.2	(2)

					389.2	392.4		4.43%
Pharmaceuticals, Biotechnology & Life Sciences
Abzena Holdings, Inc. and Astro Group Holdings Ltd. (16)	Organization providing discovery, development and manufacturing services to the pharmaceutical and biotechnology industries	First lien senior secured loan ($13.7 par due 5/2026)	10.50% (Libor + 9.50%/Q)	5/7/2021	13.7	13.7	(2)(12)
		First lien senior secured loan ($30.5 par due 5/2026)	11.50% (Libor + 4.75% Cash + 5.75% PIK/Q)	5/7/2021	30.5	30.5	(2)(12)
		Class A ordinary shares (1,237,500 shares)		5/7/2021	2.5	2.8	(2)
					46.7	47.0
Alcami Corporation and ACM Holdings I, LLC (16)	Outsourced drug development services provider	First lien senior secured loan ($29.2 par due 7/2025)	4.39% (Libor + 4.25%/B)	7/12/2018	29.1	28.0
		Second lien senior secured loan ($77.5 par due 7/2026)	8.14% (Libor + 8.00%/B)	7/12/2018	77.1	69.0	(2)
		Common units (3,663,533 units)		7/12/2018	35.0	19.5	(2)
					141.2	116.5
Cobalt Buyer Sub, Inc., Cobalt Holdings I, LP, and Cobalt Intermediate I, Inc. (16)	Provider of biological products to life science and pharmaceutical companies	First lien senior secured revolving loan ($0.6 par due 10/2027)	6.00% (Libor + 5.25%/M)	10/1/2021	0.6	0.6	(2)(12)
		First lien senior secured loan ($29.1 par due 10/2028)	6.00% (Libor + 5.25%/Q)	10/1/2021	29.1	28.8	(2)(12)
		Series A preferred shares (60,235.91 shares)	10.75% (Libor + 10.00%/Q)	10/1/2021	60.2	60.2	(2)(12)
		Preferred units (3,019.50 units)	8.00% PIK	10/1/2021	3.1	0.3	(2)
		Class A common units (30,500 units)		10/1/2021	—	2.8	(2)
					93.0	92.7

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
NMC Skincare Intermediate Holdings II, LLC (16)	Developer, manufacturer and marketer of skincare products	First lien senior secured revolving loan ($6.2 par due 10/2024)	6.00% (Libor + 5.00%/M)	10/31/2018	6.2	6.1	(2)(12)
		First lien senior secured loan ($24.2 par due 10/2024)	6.00% (Libor + 5.00%/M)	10/31/2018	24.2	23.9	(12)
		First lien senior secured loan ($8.1 par due 10/2024)	6.00% (Libor + 5.00%/M)	10/31/2018	8.1	8.1	(12)
					38.5	38.1
North American Science Associates, LLC, Cardinal Purchaser LLC and Cardinal Topco Holdings, L.P. (16)	Contract research organization providing research and development and testing of medical devices	First lien senior secured loan ($48.0 par due 9/2027)	6.50% (Libor + 5.75%/Q)	9/15/2020	48.0	48.0	(12)
		First lien senior secured loan ($2.6 par due 9/2027)	6.50% (Libor + 5.75%/Q)	2/26/2021	2.6	2.6	(12)
		First lien senior secured loan ($0.1 par due 9/2027)	6.50% (Libor + 5.75%/Q)	9/13/2021	0.1	0.1	(2)(12)
		Class A preferred units (13,528 units)	8.00% PIK	9/15/2020	14.9	32.8	(2)
					65.6	83.5
TerSera Therapeutics LLC (16)	Acquirer and developer of specialty therapeutic pharmaceutical products	First lien senior secured revolving loan	—%	11/20/2019	—	—	(14)
		First lien senior secured loan ($5.1 par due 3/2025)	6.60% (Libor + 5.60%/Q)	5/3/2017	5.0	5.1	(12)
		First lien senior secured loan ($2.1 par due 3/2025)	6.60% (Libor + 5.60%/Q)	9/27/2018	2.1	2.1	(12)
		First lien senior secured loan ($1.8 par due 3/2025)	6.60% (Libor + 5.60%/Q)	4/1/2019	1.8	1.8	(12)
					8.9	9.0
Vertice Pharma UK Parent Limited	Manufacturer and distributor of generic pharmaceutical products	Preferred shares (40,662 shares)		12/21/2015	0.3	—	(6)

					394.2	386.8		4.36%
Energy
Birch Permian, LLC	Operator of private exploration oil and production company	Second lien senior secured loan ($75.7 par due 4/2023)	9.50% (Libor + 8.00%/Q)	4/12/2019	75.5	75.7	(2)(12)
Cheyenne Petroleum Company Limited Partnership, CPC 2001 LLC and Mill Shoals LLC	Private oil exploration and production company	Second lien senior secured loan ($63.1 par due 1/2024)	10.00% (Libor + 9.00%/Q)	7/10/2019	63.1	63.1	(2)(12)
Halcon Holdings, LLC (16)	Operator of development, exploration, and production oil company	First lien senior secured loan ($19.0 par due 11/2025)	7.17% (Libor + 7.00%/M)	11/24/2021	18.7	18.9	(2)
Murchison Oil and Gas, LLC and Murchison Holdings, LLC	Exploration and production company	First lien senior secured loan ($2.7 par due 10/2023)	11.00% (Libor + 9.00%/Q)	9/19/2019	2.7	2.7	(2)(12)
		First lien senior secured loan ($38.3 par due 10/2023)	10.00% (Libor + 8.00%/Q)	9/19/2019	38.3	38.3	(2)(12)
		Preferred units (21,667 units)	0.08	10/26/2018	24.9	27.4
					65.9	68.4
Sundance Energy Inc. (4)	Oil and gas producer	Common stock (157,970 shares)		4/23/2021	69.8	68.6	(2)
VPROP Operating, LLC and V SandCo, LLC (5)(16)	Sand-based proppant producer and distributor to the oil and natural gas industry	First lien senior secured loan ($7.0 par due 11/2024)	11.00% PIK (Libor + 9.50%/M)	11/6/2020	7.0	7.0	(2)(12)
		First lien senior secured loan ($5.5 par due 11/2024)	11.00% PIK (Libor + 9.50%/M)	6/12/2020	5.5	5.5	(2)(12)
		First lien senior secured loan ($25.1 par due 11/2024)	11.00% PIK (Libor + 9.50%/M)	3/1/2017	25.1	25.1	(2)(12)
		Class A units (347,900 units)		11/6/2020	32.8	39.9	(2)
					70.4	77.5

					363.4	372.2		4.20%
Food & Staples Retailing
Balrog Acquisition, Inc., Balrog Topco, Inc. and Balrog Parent, L.P.	Manufacturer and distributor of specialty bakery ingredients	Second lien senior secured loan ($29.5 par due 9/2029)	7.50% (Libor + 7.00%/Q)	9/3/2021	29.5	29.4	(2)(12)
		Class A preferred units (5,484 units)	8.00% PIK	9/3/2021	5.6	5.5	(2)
		Series A preferred shares (21,921 shares)	11.00% PIK	9/3/2021	22.7	22.7	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					57.8	57.6
Continental Cafe, LLC and Infinity Ovation Yacht Charters, LLC (16)	Diversified contract food service provider	First lien senior secured loan ($15.7 par due 11/2027)	8.00% (Libor + 7.00%/Q)	11/30/2021	15.7	15.5	(2)(12)
DecoPac, Inc. and KCAKE Holdings Inc. (16)	Supplier of cake decorating solutions and products to in-store bakeries	First lien senior secured revolving loan ($2.4 par due 5/2026)	7.00% (Libor + 6.00%/M)	5/14/2021	2.4	2.4	(2)(12)
		First lien senior secured loan ($148.5 par due 5/2028)	9.00% (Libor + 6.00% Cash + 2.00% PIK/Q)	5/14/2021	148.5	148.5	(2)(12)
		Common stock (9,599 shares)		5/14/2021	9.6	10.0	(2)
					160.5	160.9
FS Squared Holding Corp. and FS Squared, LLC (16)	Provider of on-site vending and micro market solutions	First lien senior secured revolving loan	—%	3/28/2019	—	—	(14)
		First lien senior secured loan ($0.1 par due 3/2025)	5.36% (Libor + 5.25%/M)	3/28/2019	0.1	0.1	(2)
		Class A units (113,219 units)		3/28/2019	11.1	19.2	(2)
					11.2	19.3
JWC/KI Holdings, LLC	Foodservice sales and marketing agency	Membership units (5,000 units)		11/16/2015	5.0	7.7	(2)
SFE Intermediate Holdco LLC (16)	Provider of outsourced foodservice to K-12 school districts	First lien senior secured loan ($10.1 par due 7/2024)	5.75% (Libor + 4.75%/Q)	9/5/2018	10.1	10.1	(12)
		First lien senior secured loan ($6.3 par due 7/2024)	5.75% (Libor + 4.75%/Q)	7/31/2017	6.3	6.3	(12)
					16.4	16.4
VCP-EDC Co-Invest, LLC	Distributor of foodservice equipment and supplies	Membership units (2,970,000 units)		6/9/2017	2.8	0.4

					269.4	277.8		3.13%
Technology Hardware & Equipment
Chariot Buyer LLC (16)	Provider of smart access solutions across residential and commercial properties	First lien senior secured revolving loan ($0.2 par due 11/2026)	5.75% (Base Rate + 2.50%/M)	11/3/2021	0.2	0.2	(2)
		First lien senior secured revolving loan ($2.5 par due 11/2026)	3.60% (Libor + 3.50%/M)	11/3/2021	2.5	2.5	(2)
		Second lien senior secured loan ($134.4 par due 11/2029)	7.50% (Libor + 6.75%/M)	11/3/2021	134.4	133.0	(2)(12)
					137.1	135.7
Everspin Technologies, Inc.	Designer and manufacturer of computer memory solutions	Warrant to purchase up to 18,461 shares of common stock (expires 10/2026)		10/7/2016	0.4	—	(2)
Micromeritics Instrument Corp. (16)	Scientific instrument manufacturer	First lien senior secured revolving loan	—%	12/18/2019	—	—	(14)
		First lien senior secured loan ($32.0 par due 12/2025)	6.00% (Libor + 5.00%/Q)	12/18/2019	32.0	32.0	(12)
					32.0	32.0
Repairify, Inc. and Repairify Holdings, LLC (16)	Provider of automotive diagnostics scans and solutions	Class A common units (163,820 units)		6/14/2021	4.9	4.8	(2)
Wildcat BuyerCo, Inc. and Wildcat Parent, LP (16)	Provider and supplier of electrical components for commercial and industrial applications	First lien senior secured loan ($18.2 par due 2/2026)	6.75% (Libor + 5.75%/Q)	2/27/2020	18.2	18.2	(12)
		First lien senior secured loan ($9.5 par due 2/2026)	6.75% (Libor + 5.75%/Q)	11/18/2021	9.5	9.5	(2)(12)
		Limited partnership interests (17,655 interests)		2/27/2020	1.8	2.8	(2)
					29.5	30.5

					203.9	203.0		2.29%
Transportation
Commercial Trailer Leasing, Inc. (16)	Trailer leasing company	First lien senior secured loan ($92.8 par due 1/2026)	7.25% (Libor + 6.25%/Q)	1/19/2021	92.8	92.8	(2)(12)
		Second lien senior secured loan ($19.9 par due 1/2027)	13.00%	1/19/2021	19.9	19.9	(2)
					112.7	112.7

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Shur-Co Acquisition, Inc. and Shur-Co HoldCo, Inc. (16)	Provider of tarp systems and accessories for trucks, trailers, carts, and specialty equipment used in the agriculture, construction and flatbed markets	First lien senior secured revolving loan ($1.0 par due 6/2027)	7.00% (Libor + 6.00%/Q)	6/30/2021	1.0	1.0	(2)(12)
		First lien senior secured loan ($27.0 par due 6/2027)	7.00% (Libor + 6.00%/Q)	6/30/2021	27.0	27.0	(12)
		Common stock (7,598,999 shares)		6/30/2021	7.6	8.9	(2)
					35.6	36.9

					148.3	149.6		1.69%
Household & Personal Products
CDI Holdings III Corp. and CDI Holdings I Corp. (16)	Provider of personal care appliances	First lien senior secured loan ($3.8 par due 12/2027)	6.75% (Libor + 5.75%/Q)	12/22/2021	3.8	3.8	(2)(12)
		Common stock (6,149 shares)		12/22/2021	6.1	6.1	(2)
					9.9	9.9
Foundation Consumer Brands, LLC	Pharmaceutical holding company of over the counter brands	First lien senior secured loan ($24.9 par due 10/2026)	7.38% (Libor + 6.38%/Q)	2/12/2021	24.4	24.8	(12)
Premier Specialties, Inc. and RMCF V CIV XLIV, L.P. (16)	Manufacturer and supplier of natural fragrance materials and cosmeceuticals	First lien senior secured loan ($27.5 par due 8/2027)	6.75% (Libor + 5.75%/M)	8/20/2021	27.5	27.3	(2)(12)
		Limited partner interests (4.58% interest)		8/20/2021	4.7	4.1	(2)
					32.2	31.4
Rug Doctor, LLC and RD Holdco Inc. (5)	Manufacturer and marketer of carpet cleaning machines	Second lien senior secured loan ($22.0 par due 5/2023)	11.25% PIK (Libor + 9.75%/M)	1/3/2017	22.0	21.0	(2)(12)
		Common stock (458,596 shares)		1/3/2017	14.0	—
		Warrant to purchase up to 56,372 shares of common stock (expires 12/2023)		1/3/2017	—	—
					36.0	21.0
Walnut Parent, Inc.	Manufacturer of natural solution pest and animal control products	First lien senior secured loan ($14.9 par due 11/2027)	6.50% (Libor + 5.50%/M)	11/9/2020	14.9	14.9	(12)
		First lien senior secured loan ($19.9 par due 11/2027)	6.50% (Libor + 5.50%/Q)	11/22/2021	19.9	19.9	(2)(12)
					34.8	34.8

					137.3	121.9		1.37%
Education
Excelligence Holdings Corp.	Developer, manufacturer and retailer of educational products	First lien senior secured loan ($9.6 par due 4/2023)	7% (Libor + 1.50% Cash + 4.50% PIK/Q)	4/17/2017	9.6	9.3	(2)(12)
Flinn Scientific, Inc. and WCI-Quantum Holdings, Inc. (16)	Distributor of instructional products, services and resources	First lien senior secured revolving loan ($4.9 par due 8/2023)	5.50% (Libor + 4.75%/A)	8/31/2018	4.9	4.8	(2)(12)
		First lien senior secured loan ($30.0 par due 8/2023)	5.50% (Libor + 4.75%/Q)	7/26/2017	30.0	29.3	(12)
		First lien senior secured loan ($1.1 par due 8/2023)	5.50% (Libor + 4.75%/Q)	8/31/2018	1.1	1.1	(12)
		Series A preferred stock (1,272 shares)		10/24/2014	0.7	1.1	(2)
					36.7	36.3
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	Private school operator	First lien senior secured loan ($4.0 par due 10/2022)	10.50% (Libor + 9.00%/Q)	3/12/2020	4.0	4.0	(2)(12)
		Senior preferred series A-1 shares (151,056 shares)		10/31/2015	98.2	36.4	(2)
		Series B preferred stock (348,615 shares)		8/5/2010	1.0	—	(2)
		Series B preferred stock (1,401,385 shares)		8/5/2010	4.0	—	(2)
		Series C preferred stock (517,942 shares)		6/7/2010	0.1	—	(2)
		Series C preferred stock (1,994,644 shares)		6/7/2010	0.5	—	(2)
		Common stock (4 shares)		6/7/2010	—	—	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Interest(3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Common stock (16 shares)		6/7/2010	—	—	(2)
					107.8	40.4
Primrose Holding Corporation (4)	Franchisor of education-based early childhood centers	Common stock (7,227 shares)		1/3/2017	4.6	27.0

					158.7	113.0		1.27%
Telecommunication Services
Emergency Communications Network, LLC (16)	Provider of mission critical emergency mass notification solutions	First lien senior secured loan ($46.0 par due 6/2023)	8.75% (Libor + 2.63% Cash + 5.12% PIK/Q)	6/1/2017	46.0	42.4	(2)(12)

					46.0	42.4		0.48%

Total Investments					$19,810.0	$20,009.5		225.65%

Derivative Instruments

Forward currency contracts

Description	Notional Amount to be Purchased	Notional Amount to be sold		Counterparty	Settlement Date	Unrealized Appreciation / (Depreciation)
Forward currency contract	$240	CAD	309	Truist Financial Corporation	January 28, 2022	$(5)
Forward currency contract	$163	CAD	209	Truist Financial Corporation	January 19, 2022	(2)
Forward currency contract	$172		€153	Truist Financial Corporation	January 28, 2022	(2)
Forward currency contract	$126		£95	Truist Financial Corporation	January 28, 2022	(3)
Forward currency contract	$1	CAD	2	Truist Financial Corporation	January 28, 2022	—
Total						$(12)
______________________________________________

(1)Other than the Company’s investments listed in footnote 5 below (subject to the limitations set forth therein), the Company does not “Control” any of its portfolio companies, for the purposes of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In general, under the Investment Company Act, the Company would “Control” a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. All of the Company’s portfolio company investments, which as of December 31, 2021 represented 226% of the Company’s net assets or 96% of the Company’s total assets, are subject to legal restrictions on sales.

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

(4)As defined in the Investment Company Act, the Company is deemed to be an “Affiliated Person” because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the year ended December 31, 2021 in which the issuer was an Affiliated Person of the Company (but not a portfolio company that the Company is deemed to Control) are as follows:

For the Year Ended December 31, 2021										As of December 31, 2021
(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)	Fair Value
Apex Clean Energy TopCo, LLC	$80.5	$—	$—	$—	$—	$—	$—	$—	$(1.4)	$79.1
APG Intermediate Holdings Corporation and APG Holdings, LLC	$—	$0.1	$—	$1.0	$—	$—	$—	$—	$(1.1)	$25.0
Blue Angel Buyer 1, LLC and Blue Angel Holdco, LLC	$—	$—	$9.7	$—	$—	$—	$—	$46.3	$(18.4)	$—
Blue Wolf Capital Fund II, L.P.	$—	$—	$—	$—	$—	$—	$—	$0.5	$—	$0.2
Bragg Live Food Products, LLC and SPC Investment Co., L.P.	$4.6	$7.8	$—	$3.1	$—	$0.2	$0.1	$—	$(4.4)	$47.8
Crown Health Care Laundry Services, LLC and Crown Laundry Holdings, LLC	$—	$27.2	$4.5	$(0.5)	$—	$—	$0.9	$10.7	$(8.0)	$—
ESCP PPG Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(0.3)	$2.8
European Capital UK SME Debt LP	$—	$7.7	$—	$—	$—	$0.4	$—	$—	$4.9	$26.9
Panda Temple Power, LLC and T1 Power Holdings LLC	$—	$19.6	$—	$0.2	$—	$—	$—	$9.8	$0.9	$—
PCG-Ares Sidecar Investment II, L.P.	$0.1	$—	$—	$—	$—	$—	$—	$—	$0.8	$11.1
PCG-Ares Sidecar Investment, L.P.	$—	$0.6	$—	$—	$—	$—	$—	$—	$1.5	$1.3
Primrose Holding Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$12.9	$27.0
Production Resource Group, L.L.C. and PRG III, LLC	$11.5	$0.1	$—	$4.8	$0.3	$—	$—	$0.1	$(4.3)	$56.3
Shock Doctor, Inc. and Shock Doctor Holdings, LLC	$0.8	$1.4	$—	$1.4	$—	$—	$—	$0.1	$4.3	$23.1
Sundance Energy Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$(1.1)	$68.6
Totes Isotoner Corporation and Totes Ultimate Holdco, Inc.	$—	$—	$—	$0.3	$—	$—	$—	$—	$(1.5)	$3.9
	$97.5	$64.5	$14.2	$10.3	$0.3	$0.6	$1.0	$67.5	$(15.2)	$373.1

(5)As defined in the Investment Company Act, the Company is deemed to be both an “Affiliated Person” and “Control” this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the year ended December 31, 2021 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control are as follows:

For the Year Ended December 31, 2021										As of December 31, 2021
(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)	Fair Value
Absolute Dental Group LLC and Absolute Dental Equity, LLC	$50.5	$26.4	$—	$4.1	$1.6	$—	$0.1	$—	$5.0	$63.9
ACAS Equity Holdings Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$0.4	$0.4
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc.	$—	$58.4	$—	$—	$—	$—	$—	$(57.2)	$58.4	$—
BW Landco LLC	$—	$—	$20.9	$—	$—	$—	$—	$20.8	$(16.0)	$—
CoLTs 2005-1 Ltd.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
CoLTs 2005-2 Ltd.	$—	$—	$—	$—	$—	$—	$—	$0.2	$—	$—
Eckler Industries, Inc. and Eckler Purchaser LLC	$3.5	$—	$—	$2.5	$—	$—	$—	$—	$(8.1)	$23.1
Halex Holdings, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
HCI Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(0.1)	$—
Heelstone Renewable Energy, LLC	$41.7	$8.5	$—	$1.5	$0.7	$0.4	$—	$0.2	$9.3	$69.4
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation	$—	$—	$—	$2.4	$—	$—	$0.6	$—	$8.4	$53.0
Ivy Hill Asset Management, L.P.	$347.5	$70.5	$37.0	$2.9	$—	$93.0	$—	$—	$67.3	$935.8
Joyce Lane Capital LLC and Joyce Lane Financing SPV LLC (fka Ciena Capital LLC)	$—	$0.3	$—	$—	$—	$—	$—	$—	$—	$0.3
Navisun LLC and Navisun Holdings LLC	$6.6	$—	$—	$8.9	$0.1	$0.4	$0.1	$—	$12.6	$143.7
NECCO Holdings, Inc. and New England Confectionery Company, Inc.	$1.9	$14.5	$—	$—	$—	$—	$—	$(12.4)	$8.0	$—
NECCO Realty Investments LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Potomac Intermediate Holdings II LLC	$68.4	$—	$—	$—	$—	$—	$—	$—	$—	$179.7
PS Operating Company LLC and PS Op Holdings LLC	$3.9	$1.2	$—	$—	$—	$—	$—	$—	$—	$25.1
Rug Doctor, LLC and RD Holdco Inc.	$—	$—	$—	$2.4	$—	$—	$—	$—	$(1.1)	$21.0
S Toys Holdings LLC (fka The Step2 Company, LLC)	$—	$—	$—	$—	$—	$—	$—	$—	$(0.3)	$0.2
Senior Direct Lending Program, LLC	$232.2	$367.7	$—	$138.0	$18.6	$—	$3.8	$—	$—	$987.3
Singer Sewing Company, SVP-Singer Holdings, LLC and SVP-Singer Holdings LP	$—	$234.2	$—	$25.4	$1.9	$6.7	$0.5	$109.7	$(87.8)	$—
Startec Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
VPROP Operating, LLC and V SandCo, LLC	$0.9	$—	$—	$4.0	$—	$—	$—	$—	$5.4	$77.5
	$757.1	$781.7	$57.9	$192.1	$22.9	$100.5	$5.1	$61.3	$61.4	$2,580.4
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

(6)    This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets. Pursuant to Section 55(a) of the Investment Company Act, 16% of the Company's total assets are represented by investments at fair value and other assets that are considered "non-qualifying assets" as of December 31, 2021.

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

(8)In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.00% on $46.9 in aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(9)The Company sold a participating interest of approximately $0.6 in aggregate principal amount of the portfolio company’s first lien senior secured delayed draw term loan. As the transaction did not qualify as a “true sale” in accordance with U.S. generally accepted accounting principles (“GAAP”), the Company recorded a corresponding $0.2 secured borrowing, at fair value, included in “secured borrowings” in the accompanying consolidated balance sheet. As of December 31, 2021, the interest rate in effect for the secured borrowing was 14.50%.

(10)The Company sold a participating interest of approximately $75.0 in aggregate principal amount outstanding of the portfolio company’s first lien senior secured revolving loan. As the transaction did not qualify as a “true sale” in accordance with GAAP, the Company recorded a corresponding $73.2 secured borrowing, at fair value, included in “secured borrowings” in the accompanying consolidated balance sheet. As of December 31, 2021, the interest rate in effect for the secured borrowing was 8.50%.

(11)    Loan was on non-accrual status as of December 31, 2021.

(12)    Loan includes interest rate floor feature.

(13)    In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from the SDLP’s loan portfolio, after expenses, which may result in a return to the Company greater than the contractual stated interest rate.

(14)    As of December 31, 2021, no amounts were funded by the Company under this first lien senior secured revolving loan; however, there were letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 for further information on letters of credit commitments related to certain portfolio companies.

(15)    As of December 31, 2021, in addition to the amounts funded by the Company under this first lien senior secured revolving loan, there were also letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 for further information on letters of credit commitments related to certain portfolio companies.

(16)    As of December 31, 2021, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 7 for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
A.U.L. Corp.	$1.2	$—	$1.2	$—	$—	$1.2
Absolute Dental Group LLC and Absolute Dental Equity, LLC	7.0	(4.0)	3.0	—	—	3.0
Abzena Holdings, Inc. and Astro Group Holdings Ltd.	13.7	—	13.7	—	—	13.7
Accommodations Plus Technologies LLC and Accommodations Plus Technologies Holdings LLC	4.1	(4.1)	—	—	—	—
ADG, LLC and RC IV GEDC Investor LLC	13.7	(11.9)	1.8	—	—	1.8
AffiniPay Midco, LLC and AffiniPay Intermediate Holdings, LLC	9.0	—	9.0	—	—	9.0
AI Aqua Merger Sub, Inc.	0.1	—	0.1	—	—	0.1
Alcami Corporation and ACM Holdings I, LLC	29.0	—	29.0	—	—	29.0
Alera Group, Inc.	1.0	—	1.0	—	—	1.0
American Residential Services L.L.C. and Aragorn Parent Holdings LP	4.5	—	4.5	—	—	4.5
Anaqua Parent Holdings, Inc. & Astorg VII Co-Invest Anaqua	4.3	—	4.3	—	—	4.3
APG Intermediate Holdings Corporation and APG Holdings, LLC	0.1	—	0.1	—	—	0.1
Appriss Health, LLC and Appriss Health Intermediate Holdings, Inc.	0.1	—	0.1	—	—	0.1
Apptio, Inc.	4.2	(1.7)	2.5	—	—	2.5
AQ Sunshine, Inc.	1.8	(0.3)	1.5	—	—	1.5
Argenbright Holdings V, LLC	1.3	—	1.3	—	—	1.3
Arrowhead Holdco Company and Arrowhead GS Holdings, Inc.	20.0	(5.0)	15.0	—	—	15.0
ASP-r-pac Acquisition CO LLC and ASP-r-pac Holdings LP	6.2	(1.2)	5.0	—	—	5.0
Athenahealth, Inc., VVC Holding Corp., Virence Intermediate Holding Corp., and Virence Holdings LLC	33.1	—	33.1	—	—	33.1
ATI Restoration, LLC	12.5	(11.4)	1.1	—	—	1.1
Atlas Intermediate III, L.L.C.	0.4	—	0.4	—	—	0.4
Aventine Intermediate LLC and Aventine Holdings II LLC	2.6	—	2.6	—	—	2.6
Avetta, LLC	4.2	—	4.2	—	—	4.2
AxiomSL Group, Inc. and Calypso Group, Inc.	3.9	—	3.9	—	—	3.9
Bamboo Purchaser, Inc.	4.1	—	4.1	—	—	4.1
Banyan Software Holdings, LLC	33.8	—	33.8	—	—	33.8
Beacon Pointe Harmony, LLC	9.0	—	9.0	—	—	9.0
Bearcat Buyer, Inc. and Bearcat Parent, Inc.	32.8	—	32.8	—	—	32.8
Belfor Holdings, Inc.	25.0	(4.0)	21.0	—	—	21.0
Benecon Midco II LLC and Locutus Holdco LLC	4.5	—	4.5	—	—	4.5
Benefytt Technologies, Inc.	5.9	—	5.9	—	—	5.9
Berner Food & Beverage, LLC	1.7	(0.7)	1.0	—	—	1.0
Borrower R365 Holdings LLC	1.5	—	1.5	—	—	1.5
Bragg Live Food Products, LLC and SPC Investment Co., L.P.	4.4	(1.7)	2.7	—	—	2.7
Businessolver.com, Inc.	18.9	—	18.9	—	—	18.9
Cadence Aerospace, LLC	15.1	(11.7)	3.4	—	—	3.4
Capstone Acquisition Holdings, Inc. and Capstone Parent Holdings, LP	27.3	(11.2)	16.1	—	—	16.1
Cardinal Parent, Inc. and Packers Software Intermediate Holdings, Inc.	5.0	(0.6)	4.4	—	—	4.4
CCS-CMGC Holdings, Inc.	12.0	(3.0)	9.0	—	—	9.0
CDI Holdings III Corp. and CDI Holdings I Corp.	0.9	—	0.9	—	—	0.9
Center for Autism and Related Disorders, LLC	8.5	(8.3)	0.2	—	—	0.2
Centric Brands LLC and Centric Brands GP LLC	7.9	(2.3)	5.6	—	—	5.6
Chariot Buyer LLC	12.3	(2.8)	9.5	—	—	9.5
Cobalt Buyer Sub, Inc., Cobalt Holdings I, LP, and Cobalt Intermediate I, Inc.	23.7	(0.6)	23.1	—	—	23.1
Commercial Trailer Leasing, Inc.	3.3	—	3.3	—	—	3.3

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Comprehensive EyeCare Partners, LLC	1.9	(0.3)	1.6	—	—	1.6
Concert Golf Partners Holdco LLC	0.6	(0.1)	0.5	—	—	0.5
Consilio Midco Limited and Consilio Investment Holdings, L.P.	20.0	—	20.0	—	0	20.0
Continental Café, LLC and Infinity Ovation Yacht Charters, LLC	8.0	—	8.0	—	—	8.0
CoreLogic, Inc. and T-VIII Celestial Co-Invest LP	38.9	—	38.9	—	—	38.9
Cority Software Inc., IQS, Inc. and Cority Parent, Inc.	0.1	—	0.1	—	—	0.1
Cornerstone OnDemand, Inc. and Sunshine Software Holdings, Inc.	38.7	(0.1)	38.6	—	—	38.6
Cozzini Bros., Inc. and BH-Sharp Holdings LP	15.0	—	15.0	—	—	15.0
CrossCountry Mortgage, LLC	56.3	—	56.3	—	—	56.3
CST Buyer Company (d/b/a Intoxalock)	6.1	—	6.1	—	—	6.1
CVP Holdco, Inc. and OMERS Wildcats Investment Holdings LLC	19.7	(0.4)	19.3	—	—	19.3
DecoPac, Inc. and KCAKE Holdings Inc.	16.5	(2.4)	14.1	—	—	14.1
Denali Holdco LLC and Denali Topco LLC	5.4	—	5.4	—	—	5.4
DFC Global Facility Borrower III LLC	103.5	(73.2)	30.3	—	—	30.3
Diligent Corporation and Diligent Preferred Issuer, Inc.	9.7	—	9.7	—	—	9.7
Display Holding Company, Inc., Saldon Holdings, Inc. and Fastsigns Holdings Inc.	2.3	—	2.3	—	—	2.3
DRS Holdings III, Inc. and DRS Holdings I, Inc.	10.8	—	10.8	—	—	10.8
DS Admiral Bidco, LLC	0.1	—	0.1	—	—	0.1
DTI Holdco, Inc. and OPE DTI Holdings, Inc.	6.6	(5.2)	1.4	—	—	1.4
Dye & Durham Corporation	19.5	—	19.5	—	—	19.5
Dynamic NC Aerospace Holdings, LLC and Dynamic NC Investment Holdings, LP	7.1	—	7.1	—	—	7.1
Eckler Industries, Inc. and Eckler Purchaser LLC	6.9	(6.7)	0.2	—	(0.2)	—
Elemica Parent, Inc. & EZ Elemica Holdings, Inc.	4.1	(2.3)	1.8	—	—	1.8
Emergency Communications Network, LLC	6.5	—	6.5	—	—	6.5
EP Wealth Advisors, LLC	2.8	(0.2)	2.6	—	—	2.6
EpiServer Inc. and Episerver Sweden Holdings AB	14.5	—	14.5	—	—	14.5
EPS NASS Parent, Inc.	6.6	(0.9)	5.7	—	—	5.7
eResearch Technology, Inc. and Astorg VII Co-Invest ERT	2.5	—	2.5	—	—	2.5
Essential Services Holding Corporation and OMERS Mahomes Investment Holdings LLC	53.3	(1.0)	52.3	—	—	52.3
Extrahop Networks, Inc.	8.5	—	8.5	—	—	8.5
FL Hawk Intermediate Holdings, Inc.	0.5	—	0.5	—	—	0.5
Flinn Scientific, Inc. and WCI-Quantum Holdings, Inc.	10.0	(4.9)	5.1	—	—	5.1
Flow Control Solutions, Inc.	6.0	—	6.0	—	—	6.0
FM:Systems Group, LLC	1.5	(1.5)	—	—	—	—
Forescout Technologies, Inc.	0.1	—	0.1	—	—	0.1
Foundation Risk Partners, Corp.	38.1	—	38.1	—	—	38.1
FS Squared Holding Corp. and FS Squared, LLC	9.6	(0.5)	9.1	—	—	9.1
Galway Borrower LLC	23.3	(0.4)	22.9	—	—	22.9
Garden Fresh Restaurant Corp. and GFRC Holdings LLC	7.5	(7.5)	—	—	—	—
Genesis Acquisition Co. and Genesis Ultimate Holding Co.	1.5	(1.5)	—	—	—	—
GHX Ultimate Parent Corporation, Commerce Parent, Inc. and Commerce Topco, LLC	47.5	—	47.5	—	—	47.5
GI Ranger Intermediate LLC	9.0	—	9.0	—	—	9.0
Global Music Rights, LLC	4.3	—	4.3	—	—	4.3
GraphPAD Software, LLC, Insightful Science Intermediate I, LLC and Insightful Science Holdings, LLC	5.0	—	5.0	—	—	5.0
Green Street Parent, LLC and Green Street Intermediate Holdings, LLC	0.3	—	0.3	—	—	0.3
HAI Acquisition Corporation and Aloha Topco, LLC	19.0	—	19.0	—	—	19.0

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Halcon Holdings, LLC	6.8	—	6.8	—	—	6.8
Harvey Tool Company, LLC	29.5	(5.9)	23.6	—	—	23.6
HealthEdge Software, Inc.	42.3	(0.3)	42.0	—	—	42.0
Heavy Construction Systems Specialists, LLC	4.0	—	4.0	—	—	4.0
Heelstone Renewable Energy, LLC	51.0	—	51.0	—	—	51.0
Help/Systems Holdings, Inc.	7.5	—	7.5	—	—	7.5
HH-Stella, Inc. and Bedrock Parent Holdings, LP	18.1	(0.5)	17.6	—	—	17.6
High Street Buyer, Inc. and High Street Holdco LLC	8.0	—	8.0	—	—	8.0
Highline Aftermarket Acquisition, LLC, Highline Aftermarket SC Acquisition, Inc. and Highline PPC Blocker LLC	9.5	(5.9)	3.6	—	—	3.6
Hometown Food Company	3.9	—	3.9	—	—	3.9
Huskies Parent, Inc., GI Insurity Parent LLC and GI Insurity TopCo LP	22.6	(1.6)	21.0	—	—	21.0
IntraPac International LLC and IntraPac Canada Corporation	19.2	(6.2)	13.0	—	—	13.0
JDC Healthcare Management, LLC	4.4	(4.4)	—	—	—	—
Jim N Nicks Management, LLC	4.8	(2.8)	2.0	—	—	2.0
Joyce Lane Capital LLC and Joyce Lane Financing SPV LLC (fka Ciena Capital LLC)	1.4	—	1.4	—	—	1.4
K2 Insurance Services, LLC and K2 Holdco LP	10.9	—	10.9	—	—	10.9
KBHS Acquisition, LLC (d/b/a Alita Care, LLC)	5.0	(0.8)	4.2	—	—	4.2
Kellermeyer Bergensons Services, LLC	23.0	—	23.0	—	—	23.0
Kene Acquisition, Inc. and Kene Holdings, L.P.	8.9	(0.2)	8.7	—	—	8.7
Laboratories Bidco LLC and Laboratories Topco LLC	44.6	—	44.6	—	—	44.6
Lakers Buyer, Inc. and Lakers Parent LLC	11.1	(3.6)	7.5	—	—	7.5
Lew's Intermediate Holdings, LLC	2.3	(1.8)	0.5	—	—	0.5
Lido Advisors, LLC	0.8	—	0.8	—	—	0.8
LSP Holdco, LLC and ZBS Mechanical Group Co-Invest Fund 2, LLC	16.2	—	16.2	—	—	16.2
Majesco and Magic Topco, L.P.	2.0	—	2.0	—	—	2.0
Manna Pro Products, LLC	7.0	(1.9)	5.1	—	—	5.1
Maverick Acquisition, Inc.	17.2	—	17.2	—	—	17.2
Mavis Tire Express Services Topco Corp., Metis Holdco, Inc. and Metis Topco, LP	32.9	(23.4)	9.5	—	—	9.5
McKenzie Creative Brands, LLC	4.5	—	4.5	—	—	4.5
Medline Borrower, LP	6.9	—	6.9	—	—	6.9
Micromeritics Instrument Corp.	4.1	(0.1)	4.0	—	—	4.0
Ministry Brands Holdings, LLC and RCP MB Investments B, L.P.	31.3	—	31.3	—	—	31.3
Ministry Brands, LLC and MB Parent HoldCo, L.P. (dba Community Brands)	10.9	(5.0)	5.9	—	—	5.9
MMIT Holdings, LLC	4.6	(0.6)	4.0	—	—	4.0
Monica Holdco (US) Inc.	3.6	—	3.6	—	—	3.6
Moon Valley Nursery of Arizona Retail, LLC, Moon Valley Nursery Farm Holdings, LLC, Moon Valley Nursery RE Holdings LLC, and Stonecourt IV Partners, LP	15.2	—	15.2	—	—	15.2
MRI Software LLC	10.2	—	10.2	—	—	10.2
n2y Holding, LLC	0.1	—	0.1	—	—	0.1
NAS, LLC and Nationwide Marketing Group, LLC	3.0	(0.6)	2.4	—	—	2.4
National Intergovernmental Purchasing Alliance Company	9.0	—	9.0	—	—	9.0
NCWS Intermediate, Inc. and NCWS Holdings LP	28.3	—	28.3	—	—	28.3
Nelipak Holding Company, Nelipak European Holdings Cooperatief U.A., KNPAK Holdings, LP and PAKNK Netherlands Treasury B.V.	0.6	(0.2)	0.4	—	—	0.4
Nest Topco Borrower Inc., KKR Nest Co-Invest L.P., and NBLY 2021-1	119.1	—	119.1	—	—	119.1
NMC Skincare Intermediate Holdings II, LLC	9.1	(6.2)	2.9	—	—	2.9
NMN Holdings III Corp. and NMN Holdings LP	12.5	(1.1)	11.4	—	—	11.4
North American Fire Holdings, LLC and North American Fire Ultimate Holdings, LLC	23.9	—	23.9	—	—	23.9

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
North American Science Associates, LLC, Cardinal Purchaser LLC and Cardinal Topco Holdings, L.P.	6.0	—	6.0	—	—	6.0
North Haven Falcon Buyer, LLC and North Haven Falcon Holding Company, LLC	6.7	—	6.7	—	—	6.7
North Haven Stack Buyer, LLC	10.0	—	10.0	—	—	10.0
NSM Insurance Group, LLC	6.0	(0.7)	5.3	—	—	5.3
NueHealth Performance, LLC	6.2	(3.3)	2.9	—	—	2.9
Olympia Acquisition, Inc. and Olympia TopCo, L.P.	11.0	(10.3)	0.7	—	—	0.7
OneDigital Borrower LLC	7.5	—	7.5	—	—	7.5
Padres L.P.	64.2	—	64.2	—	—	64.2
Pathway Vet Alliance LLC and Jedi Group Holdings LLC	1.9	—	1.9	—	—	1.9
Patriot Growth Insurance Services, LLC	6.7	—	6.7	—	—	6.7
Paya, Inc and GTCR-Ultra Holdings LLC	4.5	—	4.5	—	—	4.5
PDI TA Holdings, Inc., Peachtree Parent, Inc. and Insight PDI Holdings, LLC	7.6	—	7.6	—	—	7.6
Pegasus Global Enterprise Holdings, LLC, Mekone Blocker Acquisition, Inc. and Mekone Parent, LLC	45.9	—	45.9	—	—	45.9
Pelican Products, Inc.	2.3	—	2.3	—	—	2.3
People Corporation	29.4	(2.9)	26.5	—	—	26.5
Perforce Software, Inc.	0.5	—	0.5	—	—	0.5
Petroleum Service Group LLC	16.9	(3.8)	13.1	—	—	13.1
Pluralsight, Inc.	0.3	—	0.3	—	0	0.3
Precinmac (US) Holdings Inc., Trimaster Manufacturing Inc. and Blade Group Holdings, LP.	15.5	—	15.5	—	—	15.5
Premier Specialties, Inc. and RMCF V CIV XLIV, L.P.	11.0	—	11.0	—	—	11.0
Premise Health Holding Corp. and OMERS Bluejay Investment Holdings LP	36.0	(12.6)	23.4	—	—	23.4
Pritchard Industries, LLC and LJ Pritchard TopCo Holdings, LLC	29.7	—	29.7	—	—	29.7
Production Resource Group, L.L.C. and PRG III, LLC	2.5	—	2.5	—	—	2.5
ProfitSolv Purchaser, Inc. and PS Co-Invest, L.P.	15.0	—	15.0	—	—	15.0
Project Essential Bidco, Inc. and Project Essential Super Parent, Inc.	1.1	—	1.1	—	—	1.1
Project Potter Buyer, LLC and Project Potter Parent, L.P.	43.8	(0.9)	42.9	—	—	42.9
Proofpoint, Inc.	3.1	—	3.1	—	—	3.1
PS Operating Company LLC and PS Op Holdings LLC	5.9	(2.8)	3.1	—	—	3.1
Pyramid Management Advisors, LLC and Pyramid Investors, LLC	9.7	(9.7)	—	—	0	—
QF Holdings, Inc.	6.0	—	6.0	—	—	6.0
Radius Aerospace, Inc. and Radius Aerospace Europe Limited	2.9	—	2.9	—	—	2.9
Raptor Technologies, LLC, Sycamore Bidco LTD and Rocket Parent, LLC	4.4	—	4.4	—	—	4.4
Reddy Ice LLC	0.3	—	0.3	—	—	0.3
Redwood Services, LLC and Redwood Services Holdco, LLC	4.7	—	4.7	—	—	4.7
Reef Lifestyle, LLC	32.8	(13.2)	19.6	—	—	19.6
Registrar Intermediate, LLC and PSP Registrar Co-Investment Fund, L.P.	28.0	—	28.0	—	—	28.0
Relativity ODA LLC	3.8	—	3.8	—	—	3.8
Repairify, Inc. and Repairify Holdings, LLC	7.3	—	7.3	—	—	7.3
Rialto Management Group, LLC	1.3	(0.2)	1.1	—	—	1.1
RMS HoldCo II, LLC and RMS Group Holdings, Inc.	2.9	—	2.9	—	—	2.9
Rodeo AcquisitionCo LLC	6.2	(0.4)	5.8	—	—	5.8
RSC Acquisition, Inc. and RSC Insurance Brokerage, Inc.	0.6	(0.3)	0.3	—	—	0.3
RTI Surgical, Inc. and Pioneer Surgical Technology, Inc.	15.9	(5.0)	10.9	—	—	10.9

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Safe Home Security, Inc., Security Systems Inc., Safe Home Monitoring, Inc., National Protective Services, Inc., Bright Integrations LLC and Medguard Alert, Inc.	8.5	—	8.5	—	—	8.5
Schill Landscaping and Lawn Care Services, LLC and Landscape Parallel Partners, LP	5.1	—	5.1	—	—	5.1
SCIH Salt Holdings Inc.	7.5	(6.2)	1.3	—	—	1.3
SCM Insurance Services Inc.	4.3	—	4.3	—	—	4.3
SFE Intermediate Holdco LLC	10.2	—	10.2	—	—	10.2
Shock Doctor, Inc. and Shock Doctor Holdings, LLC	2.5	(1.2)	1.3	—	—	1.3
Shur-Co Acquisition, Inc. and Shur-Co Holdco, Inc.	5.0	(1.0)	4.0	—	—	4.0
SiroMed Physician Services, Inc. and SiroMed Equity Holdings, LLC	7.1	—	7.1	—	—	7.1
SM Wellness Holdings, Inc. and SM Holdco, Inc.	3.8	—	3.8	—	—	3.8
Spring Insurance Solutions, LLC	5.6	—	5.6	—	—	5.6
Star US Bidco LLC	8.5	—	8.5	—	—	8.5
Stealth Holding LLC and UCIT Online Security Inc.	2.9	—	2.9	—	—	2.9
Sun Acquirer Corp. and Sun TopCo, LP	26.8	—	26.8	—	—	26.8
Sundance Group Holdings, Inc.	7.6	(0.9)	6.7	—	—	6.7
Sunk Rock Foundry Partners LP, Hatteras Electrical Manufacturing Holding Company and Sigma Electric Manufacturing Corporation, Diecast Beacon	7.5	(0.6)	6.9	—	—	6.9
Sunshine Sub, LLC	5.8	—	5.8	—	—	5.8
SV-Burton Holdings, LLC and LBC Breeze Holdings LLC	7.3	—	7.3	—	—	7.3
Symplr Software Inc. and Symplr Software Intermediate Holdings, Inc.	7.0	—	7.0	—	—	7.0
Synergy HomeCare Franchising, LLC and NP/Synergy Holdings, LLC	4.2	—	4.2	—	—	4.2
TA/WEG Holdings, LLC	9.3	(0.8)	8.5	—	—	8.5
Taymax Group, L.P., Taymax Group G.P., LLC, PF Salem Canada ULC and TCP Fit Parent, L.P.	1.9	(0.5)	1.4	—	(0.3)	1.1
TCP Hawker Intermediate LLC	5.3	—	5.3	—	—	5.3
Teligent, Inc.	3.4	—	3.4	—	(3.4)	—
TerSera Therapeutics LLC	0.1	—	0.1	—	—	0.1
The Alaska Club Partners, LLC, Athletic Club Partners LLC and The Alaska Club, Inc.	1.1	—	1.1	—	—	1.1
The Arcticom Group, LLC and AMCP Mechanical Holdings, LP	29.5	(2.0)	27.5	—	—	27.5
The Ultimate Software Group, Inc. and H&F Unite Partners, L.P.	10.0	(0.1)	9.9	—	—	9.9
The Ultimus Group Midco, LLC, The Ultimus Group, LLC, and The Ultimus Group Aggregator, LP	6.9	—	6.9	—	—	6.9
Therapy Brands Holdings LLC	8.6	—	8.6	—	—	8.6
Thermostat Purchaser III, Inc.	11.7	—	11.7	—	—	11.7
THG Acquisition, LLC	34.8	—	34.8	—	—	34.8
United Digestive MSO Parent, LLC	8.4	—	8.4	—	—	8.4
US Salt Investors, LLC and Emerald Lake Pearl Acquisition-A, L.P.	9.9	—	9.9	—	—	9.9
Verscend Holding Corp.	22.5	(0.1)	22.4	—	—	22.4
VLS Recovery Services, LLC	23.8	(1.5)	22.3	—	—	22.3
VPP Intermediate Holdings, LLC and VPP Group Holdings, L.P.	6.2	—	6.2	—	—	6.2
VPROP Operating, LLC and V SandCo, LLC	7.1	—	7.1	—	—	7.1
VS Buyer, LLC	8.1	—	8.1	—	—	8.1
Watchfire Enterprises, Inc.	2.0	—	2.0	—	—	2.0
Watermill Express, LLC and Watermill Express Holdings, LLC	1.9	—	1.9	—	—	1.9
WebPT, Inc.	0.1	—	0.1	—	—	0.1
Wellness AcquisitionCo, Inc.	0.1	—	0.1	—	—	0.1
Wildcat BuyerCo, Inc. and Wildcat Parent, LP	9.9	—	9.9	—	0	9.9
WorkWave Intermediate II, LLC	5.2	—	5.2	—	—	5.2
WSHP FC Acquisition LLC	10.3	(1.5)	8.8	—	—	8.8

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
XIFIN, Inc. and ACP Charger Co-Invest LLC	8.9	(1.1)	7.8	—	—	7.8
YE Brands Holdings, LLC	1.2	—	1.2	—	—	1.2
	$2,732.5	$(352.3)	$2,380.2	$—	$(3.9)	$2,376.3

(17)    As of December 31, 2021, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

(in millions) Company	Total private equity commitments	Less: funded private equity commitments	Total unfunded private equity commitments	Less: private equity commitments substantially at the discretion of the Company	Total net adjusted unfunded private equity commitments
PCG-Ares Sidecar Investment, L.P. and PCG-Ares Sidecar Investment II, L.P.	$50.0	$(12.5)	$37.5	$(37.5)	$—
European Capital UK SME Debt LP	60.9	(55.1)	5.8	(5.8)	—
	$110.9	$(67.6)	$43.3	$(43.3)	$—

(18)    As of December 31, 2021, the Company had commitments to co-invest in the SDLP for its portion of the SDLP’s commitment to fund delayed draw loans of up to $62. See Note 4 to the consolidated financial statements for more information on the SDLP.

(19)    Other than the investments noted by this footnote, the fair value of the Company’s investments is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 8 to the consolidated financial statements for more information regarding the fair value of the Company’s investments.

(20)    As of December 31, 2021, the estimated net unrealized gain for federal tax purposes was $0.1 billion based on a tax cost basis of $19.9. As of December 31, 2021, the estimated aggregate gross unrealized loss for federal income tax purposes was $0.7 billion and the estimated aggregate gross unrealized gain for federal income tax purposes was $0.8 billion.

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

_____________________________________________________________________

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions, except per share data)

	Common Stock		Capital in Excess of Par Value	Accumulated Undistributed (Overdistributed) Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	426	$—	$7,173	$127	$7,300
Issuance of common stock, net of offering and underwriting costs	4	—	64	—	64
Shares issued in connection with dividend reinvestment plan	1	—	24	—	24
Issuance of Convertible Unsecured Notes (See Note 5)	—	—	4	—	4
Net investment income	—	—	—	811	811
Net realized losses on investments, foreign currency and other transactions	—	—	—	(65)	(65)
Net unrealized gains on investments, foreign currency and other transactions	—	—	—	47	47
Dividends declared and payable ($1.68 per share)	—	—	—	(718)	(718)
Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	495	(495)	—
Balance at December 31, 2019	431	$—	$7,760	$(293)	$7,467
Issuance of common stock, net of offering and underwriting costs	—	—	4	—	4
Repurchases of common stock	(8)	—	(100)	—	(100)
Net investment income	—	—	—	794	794
Net realized losses on investments, foreign currency and other transactions	—	—	—	(166)	(166)
Net unrealized losses on investments, foreign currency and other transactions	—	—	—	(144)	(144)
Dividends declared and payable ($1.60 per share)	—	—	—	(679)	(679)
Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	(8)	8	—
Balance at December 31, 2020	423	$—	$7,656	$(480)	$7,176
Issuance of common stock, net of offering and underwriting costs	42	—	819	—	819
Shares issued in connection with dividend reinvestment plan	3	—	38	—	38
Net investment income	—	—	—	741	741
Net realized gains on investments, foreign currency and other transactions	—	—	—	240	240
Net unrealized gains on investments, foreign currency and other transactions	—	—	—	586	586
Dividends declared and payable ($1.62 per share)	—	—	—	(732)	(732)
Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	40	(40)	—
Balance at December 31, 2021	468	$—	$8,553	$315	$8,868

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$1,567	$484	793
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Net realized (gains) losses on investments, foreign currency and other transactions	(283)	166	65
Net unrealized (gains) losses on investments, foreign currency and other transactions	(586)	144	(47)
Realized loss on extinguishment of debt	43	—	—
Net accretion of discount on investments	(16)	(8)	(12)
PIK interest	(164)	(150)	(79)
Collections of PIK interest	104	55	35
PIK dividends	(91)	(67)	(61)
Collections of PIK dividends	122	1	—
Amortization of debt issuance costs	29	23	18
Net accretion of discount on notes payable	2	8	8
Proceeds from sales and repayments of investments and other transactions	10,250	5,468	4,905
Purchases of investments	(13,644)	(6,759)	(6,796)
Changes in operating assets and liabilities:
Interest receivable	(24)	12	(26)
Receivable from participants	38	(38)	—
Other assets	10	(21)	9
Operating lease right-of-use asset	12	56	(94)
Base management fees payable	13	1	9
Income based fees payable	(72)	92	12
Capital gains incentive fees payable	161	(58)	(54)
Interest and facility fees payable	17	29	(10)
Payable to participants	42	63	9
Accounts payable and other liabilities	27	(20)	(7)
Operating lease liabilities	(16)	(61)	88
Net cash used in provided by operating activities	(2,459)	(580)	(1,235)
FINANCING ACTIVITIES:
Borrowings on debt	19,336	8,256	13,176
Repayments and repurchases of debt	(16,829)	(6,737)	(11,422)
Debt issuance costs	(64)	(37)	(34)
Net proceeds from issuance of common stock	819	4	64
Dividends paid	(694)	(679)	(694)
Repurchases of common stock	—	(100)	—
Secured borrowings, net	51	23	25
Net cash provided by financing activities	2,619	730	1,115
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	160	150	(120)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	326	176	296
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$486	$326	$176
Supplemental Information:
Interest paid during the period	$310	243	$264
Taxes, including excise tax, paid during the period	$26	16	$18
Dividends declared and payable during the period	$732	$679	$718
See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2021
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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include funds from time to time deposited with financial institutions and short-term, liquid investments in a money market account. Cash and cash equivalents are carried at cost which approximates fair value. As of December 31, 2021 and 2020, there was $62 and $13, respectively, of cash denominated in foreign currencies included within “cash and cash equivalents” in the accompanying consolidated balance sheet.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated balance sheet to the total amount shown at the end of the applicable period in the consolidated statement of cash flows:

	As of December 31,
	2021	2020
Cash and cash equivalents	$372	$254
Restricted cash	114	72
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$486	$326

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

Foreign Currency Translation

The Company’s books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars on the following basis:

(1)Fair value of investment securities, other assets and liabilities—at the exchange rates prevailing at the end of the period.

(2)Purchases and sales of investment securities, income and expenses—at the exchange rates prevailing on the respective dates of such transactions, income or expenses.

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

In August 2020, the FASB issued ASU No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, after adoption, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 and can be adopted on either a fully retrospective or modified retrospective basis. The application of this guidance will not have a material impact on the Company’s consolidated financial statements.

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

The base management fees, income based fees and capital gains incentive fees for the years ended December 31, 2021, 2020 and 2019 were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Base management fees	$253	$217	$205

Income based fees	$225	$184	$194
Waiver of income based fees	—	—	(30)
Income based fees, net of Fee Waiver	$225	$184	$164

Capital gains incentive fees(1)	$161	$(58)	$(4)
________________________________________

(1)Calculated in accordance with GAAP as discussed below.

The capital gains incentive fee payable to the Company’s investment adviser as calculated under the investment advisory and management agreement for the year ended December 31, 2021 was $26. There was no capital gains incentive fee payable to the Company’s investment adviser as calculated under the investment advisory and management agreement for the years ended December 31, 2020 and 2019. In addition, in accordance with GAAP, the Company had cumulatively accrued a capital gains incentive fee of $161 as of December 31, 2021, of which $135 is not currently due under the investment advisory and management agreement. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation, net of any expense associated with cumulative unrealized capital depreciation or appreciation. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 20% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods. As of December 31, 2021, the Company has paid capital gains incentive fees since inception totaling $108, excluding the $26 payable for the year ended December 31, 2021 that will be paid in the first quarter of 2022. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

Cash payment of any income based fees and capital gains incentive fees otherwise earned by the Company’s investment adviser is deferred if during the most recent four full calendar quarter period ending on or prior to the date such payment is to be made the sum of (a) the aggregate distributions to the Company’s stockholders and (b) the change in net assets (defined as total assets less indebtedness and before taking into account any income based fees and capital gains incentive fees payable during the period) is less than 7.0% of the Company’s net assets (defined as total assets less indebtedness) at the beginning of such period. These calculations will be adjusted for any share issuances or repurchases. Any income based fees and capital gains incentive fees deferred for payment are carried over for payment in subsequent calculation periods to the extent such fees are payable under the terms of the investment advisory and management agreement. As of December 31, 2020, income based fees payable of $140 in the accompanying consolidated balance sheet included $83 earned by the Company’s investment adviser that were previously deferred. These deferred income based fees were paid in the first quarter of 2021 pursuant to the terms of the investment advisory and management agreement.

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

For the years ended December 31, 2021, 2020 and 2019, the Company incurred $15, $13 and $14, respectively, in administrative fees. As of December 31, 2021 and 2020, a total of $4 and $3, respectively, in administrative fees were unpaid and included in “accounts payable and other liabilities” in the accompanying consolidated balance sheet.

4.     INVESTMENTS

As of December 31, 2021 and 2020, investments consisted of the following:

	As of December 31,
	2021		2020
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans(2)	$9,583	$9,459	$7,224	$6,987
Second lien senior secured loans	4,614	4,524	4,386	4,171
Subordinated certificates of the SDLP(3)	987	987	1,123	1,123
Senior subordinated loans	912	906	1,005	951
Preferred equity	1,547	1,561	1,020	926
Other equity	2,167	2,572	1,156	1,357
Total	$19,810	$20,009	$15,914	$15,515
________________________________________

(1)The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest or dividends.

(2)First lien senior secured loans include certain loans that the Company classifies as “unitranche” loans. The total amortized cost and fair value of the loans that the Company classified as “unitranche” loans were $5,210 and $5,163, respectively, as of December 31, 2021, and $2,909 and $2,793, respectively, as of December 31, 2020.

(3)The proceeds from these certificates were applied to co-investments with Varagon and its clients to fund first lien senior secured loans to 19 and 23 different borrowers as of December 31, 2021 and 2020, respectively.

The Company uses Global Industry Classification Standards for classifying the industry groupings of its portfolio companies. The industrial and geographic compositions of the Company’s portfolio at fair value as of December 31, 2021 and 2020 were as follows:

	As of December 31,
	2021	2020
Industry
Software & Services	21.9%	15.1%
Health Care Services	10.8	17.3
Commercial & Professional Services	9.2	8.0
Diversified Financials	7.5	6.0
Insurance Services	5.8	4.0
Investment Funds and Vehicles(1)	5.2	7.5
Capital Goods	4.8	5.1
Automobiles & Components	4.6	5.5
Power Generation	4.5	5.2
Consumer Durables & Apparel	4.4	6.3
Consumer Services	3.9	7.1
Retailing and Distribution	2.8	1.9
Media & Entertainment	2.2	0.5
Food & Beverage	2.2	2.2
Materials	2.0	1.7
Other	8.2	6.6
Total	100.0%	100.0%
________________________________________

(1)Includes the Company’s investment in the SDLP, which had made first lien senior secured loans to 19 and 23 different borrowers as of December 31, 2021 and 2020, respectively. The portfolio companies in the SDLP are in industries similar to the companies in the Company’s portfolio.

	As of December 31,
	2021	2020
Geographic Region
West(1)	31.2%	24.9%
Midwest	27.9	26.0
Southeast	17.2	22.6
Mid-Atlantic	14.5	16.7
Northeast	4.8	7.1
International	4.4	2.7
Total	100.0%	100.0%
________________________________________

(1)Includes the Company’s investment in the SDLP, which represented 4.9% and 7.2% of the total investment portfolio at fair value as of December 31, 2021 and 2020, respectively.

As of December 31, 2021, loans on non-accrual status represented 0.8% and 0.5% of the total investments at amortized cost and at fair value, respectively. As of December 31, 2020, loans on non-accrual status represented 3.3% and 2.0% of the total investments at amortized cost and at fair value, respectively.

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

The Company provides capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. As of December 31, 2021 and 2020, the Company and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates.

As of December 31, 2021 and 2020, the Company and Varagon and its clients had agreed to make capital available to the SDLP of $6,150 and $6,150, respectively, in the aggregate, of which $1,444 and $1,444, respectively, is to be made available from the Company. The Company will continue to provide capital to the SDLP in the form of SDLP Certificates, and Varagon and its clients will provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP as discussed above. Below is a summary of the funded capital and unfunded capital commitments of the SDLP.

	As of December 31,
	2021	2020
Total capital funded to the SDLP(1)	$4,168	$4,772
Total capital funded to the SDLP by the Company(1)	$987	$1,123
Total unfunded capital commitments to the SDLP(2)	$262	$152
Total unfunded capital commitments to the SDLP by the Company(2)	$62	$37
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

The amortized cost and fair value of the SDLP Certificates held by the Company were $987 and $987, respectively, as of December 31, 2021 and $1,123 and $1,123, respectively, as of December 31, 2020. The Company’s yield on its investment in the SDLP Certificates at amortized cost and fair value was 13.5% and 13.5%, respectively, as of December 31, 2021, and 13.5% and 13.5%, respectively, as of December 31, 2020. For the years ended December 31, 2021, 2020 and 2019, the Company earned interest income of $138, $127 and $122, respectively, from its investment in the SDLP Certificates. The Company is also entitled to certain fees in connection with the SDLP. For the years ended December 31, 2021, 2020 and 2019, in connection with the SDLP, the Company earned capital structuring service and other fees totaling $22, $23 and $25, respectively.

As of December 31, 2021 and 2020, the SDLP’s portfolio was comprised entirely of first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in the Company’s portfolio. As of December 31, 2021 and 2020, none of the loans were on non-accrual status. Below is a summary of the SDLP’s portfolio.

	As of December 31,
	2021	2020
Total first lien senior secured loans(1)(2)	$4,194	$4,483
Largest loan to a single borrower(1)	$342	$345
Total of five largest loans to borrowers(1)	$1,540	$1,565
Number of borrowers in the SDLP	19	23
Commitments to fund delayed draw loans(3)	$262	$152
___________________________________________________________________________

(1)At principal amount.

(2)First lien senior secured loans include certain loans that the SDLP classifies as “unitranche” loans. As of December 31, 2021 and 2020, the total principal amount of loans in the SDLP portfolio that the SDLP classified as “unitranche” loans was $2,908 and $3,551, respectively.

(3)As discussed above, these commitments have been approved by the investment committee of the SDLP.

Selected financial information for the SDLP as of and for the years ended December 31, 2021 and 2020, was as follows:

	As of December 31,
	2021	2020
Selected Balance Sheet Information:
Investments at fair value (amortized cost of $4,193 and $4,483, respectively)	$4,127	$4,345
Other assets	84	400
Total assets	$4,211	$4,745

Senior notes	$2,939	$3,364
Intermediate funding notes	101	124
Other liabilities	51	52
Total liabilities	3,091	3,540
Subordinated certificates and members’ capital	1,120	1,205
Total liabilities and members’ capital	$4,211	$4,745

	For the Years Ended December 31,
	2021	2020
Selected Statement of Operations Information:
Total investment income	$282	$302
Interest expense	91	113
Other expenses	17	16
Total expenses	108	129
Net investment income	174	173
Net realized and unrealized gains (losses) on investments	69	(64)
Net increase in members’ capital resulting from operations	$243	$109

Ivy Hill Asset Management, L.P.

Ivy Hill Asset Management, L.P. (“IHAM”) is an asset management services company and an SEC-registered investment adviser. The Company has made investments in IHAM, its wholly owned portfolio company, and previously made investments in certain vehicles managed by IHAM. As of December 31, 2021, IHAM had assets under management of approximately $9.5 billion. As of December 31, 2021, IHAM managed 20 vehicles and served as the sub-manager/sub-servicer for one other vehicle (these vehicles managed or sub-managed/sub-serviced by IHAM are referred to as the “IHAM Vehicles”). IHAM earns fee income from managing the IHAM Vehicles and has also invested in certain of these vehicles as part of its business strategy. The amortized cost of IHAM’s total investments as of December 31, 2021 and 2020 was $966 and $671, respectively. For the years ended December 31, 2021, 2020 and 2019, IHAM had management and incentive fee income of $31, $28 and $27, respectively, and other investment-related income of $91, $75 and $61, respectively.

 The amortized cost and fair value of the Company’s investment in IHAM was $781 and $936, respectively, as of December 31, 2021, which was comprised of an equity investment of $765 and $920, respectively, and a debt investment of $16 and $16, respectively. The amortized cost and fair value of the Company’s investment in IHAM was $541 and $628, respectively, as of December 31, 2020, which was comprised of an equity investment of $469 and $556, respectively, and a debt investment of $72 and $72, respectively. For the years ended December 31, 2021, 2020 and 2019, the Company received distributions from IHAM of $93, $74 and $68, respectively. For the years ended December 31, 2021 and 2020, the Company earned interest income of $3 and $6, respectively, from its investment in IHAM.

From time to time, IHAM or certain IHAM Vehicles may purchase investments from, or sell investments to, the Company. For any such sales or purchases by the IHAM Vehicles to or from the Company, the IHAM Vehicle must obtain approval from third parties unaffiliated with the Company or IHAM, as applicable. During the years ended December 31, 2021, 2020 and 2019, IHAM or certain of the IHAM Vehicles purchased $2,407, $940 and $1,141, respectively, of loans from the Company. For the years ended December 31, 2021, 2020 and 2019, the Company recognized $7, $21 and $2, respectively, of net realized losses from these sales. During the years ended December 31, 2021 and 2020, $108 and $78, respectively, of investment commitments were repaid to the Company by IHAM.

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

5.     DEBT

In accordance with the Investment Company Act, the Company is allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 150% after such borrowing. The Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150% effective June 21, 2019. As of December 31, 2021, the aggregate principal amount outstanding of the senior securities issued by the Company was $11,061 and the Company’s asset coverage was 179%.

The Company’s outstanding debt as of December 31, 2021 and 2020 was as follows:

	As of December 31,
	2021					2020
	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$4,232	(2)	$1,507	$1,507		$3,617	(2)	$1,180	$1,180
Revolving Funding Facility	1,525		762	762		1,525		1,028	1,028
SMBC Funding Facility	800	(3)	401	401		725	(3)	453	453
BNP Funding Facility	300		—	—		300		150	150
2022 Convertible Notes	388		388	388	(4)	388		388	383	(4)
2024 Convertible Notes	403		403	395	(4)	403		403	392	(4)
2022 Notes	—		—	—		600		600	598	(5)
2023 Notes	750		750	748	(6)	750		750	747	(6)
2024 Notes	900		900	897	(7)	900		900	896	(7)
March 2025 Notes	600		600	596	(8)	600		600	595	(8)
July 2025 Notes	1,250		1,250	1,260	(9)	750		750	742	(9)
January 2026 Notes	1,150		1,150	1,143	(10)	1,150		1,150	1,141	(10)
July 2026 Notes	1,000		1,000	988	(11)	—		—	—
2028 Notes	1,250		1,250	1,246	(12)	—		—	—
2031 Notes	700		700	689	(13)	—		—	—
2047 Notes	—		—	—		230		230	186	(14)
Total	$15,248		$11,061	$11,020		$11,938		$8,582	$8,491
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

(4)Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes (as defined below). As of December 31, 2021, the total unamortized debt issuance costs and the unaccreted discount for the 2022 Convertible Notes and the 2024 Convertible Notes (each as defined below) were $0 and $8, respectively. As of December 31, 2020, the total unamortized debt issuance costs and the unaccreted discount for the 2022 Convertible Notes and the 2024 Convertible Notes were $5 and $11, respectively. In February 2022, the Company repaid in full the 2022 Convertible Notes upon their maturity. See Note 15 for this subsequent event relating to the 2022 Convertible Notes.

(5)Represents the aggregate principal amount outstanding of the 2022 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2022 Notes. As of December 31, 2020, the total unamortized debt issuance costs and the unaccreted discount was $2. In December 2021, the 2022 Notes were redeemed at par plus accrued and unpaid interest for a total redemption price of approximately $609.

(6)Represents the aggregate principal amount outstanding of the 2023 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2023 Notes. As of December 31, 2021 and 2020, the total unamortized debt issuance costs and the unaccreted discount was $2 and $3, respectively.

(7)Represents the aggregate principal amount outstanding of the 2024 Notes (as defined below), less unamortized debt issuance costs and the net unaccreted discount recorded upon the issuance of the 2024 Notes. As of December 31, 2021 and 2020, the total unamortized debt issuance costs and the net unaccreted discount was $3 and $4, respectively.

(8)Represents the aggregate principal amount outstanding of the March 2025 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the March 2025 Notes. As of December 31, 2021 and 2020, the total unamortized debt issuance costs and the unaccreted discount was $4 and $5, respectively.

(9)Represents the aggregate principal amount outstanding of the July 2025 Notes (as defined below), less unamortized debt issuance costs and the net unaccreted premium recorded upon the issuance of the July 2025 Notes. As of December 31, 2021, the total unamortized debt issuance costs and the net unaccreted premium was $10. As of December 31, 2020, the total unamortized debt issuance costs and the unaccreted discount was $8.

(10)Represents the aggregate principal amount outstanding of the January 2026 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the January 2026 Notes. As of December 31, 2021 and 2020, the total unamortized debt issuance costs and the unaccreted discount was $7 and $9, respectively.

(11)Represents the aggregate principal amount outstanding of the July 2026 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the July 2026 Notes. As of December 31, 2021, the total unamortized debt issuance costs and the unaccreted discount was $12.

(12)Represents the aggregate principal amount outstanding of the 2028 Notes (as defined below), less unamortized debt issuance costs and the net unaccreted discount recorded upon the issuance of the 2028 Notes. As of December 31, 2021, the total unamortized debt issuance costs and the net unaccreted discount was $4.

(13)Represents the aggregate principal amount outstanding of the 2031 Notes (as defined below), less unamortized debt issuance costs and the unaccreted discount recorded upon the issuance of the 2031 Notes. As of December 31, 2021, the total unamortized debt issuance costs and the unaccreted discount was $11.

(14)Represents the aggregate principal amount outstanding of the entire $230 in aggregate principal amount outstanding of the unsecured notes that were scheduled to mature on April 15, 2047 (the “2047 Notes”), less the unaccreted purchased discount recorded in connection with the Allied Acquisition (as defined below). As of December 31, 2020, the total unaccreted purchased discount was $44. In March 2021, the Company redeemed the entire $230 in aggregate principal amount of the 2047 Notes, which resulted in a realized loss on the extinguishment of debt of $43.

 The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all the Company’s outstanding debt as of December 31, 2021 were 3.1% and 4.2 years, respectively, and as of December 31, 2020 were 3.4% and 4.2 years, respectively.

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

Under the Revolving Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets (less total liabilities not representing indebtedness) to total indebtedness of the Company and its consolidated subsidiaries (subject to certain exceptions) of not less than 1.5:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Credit Facility. Amounts available to borrow under the Revolving Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets (based on their value as determined pursuant to the Revolving Credit Facility) that are pledged as collateral. As of December 31, 2021, the Company was in compliance in all material respects with the terms of the Revolving Credit Facility.

As of December 31, 2021 and 2020, there was $1,507 and $1,180 outstanding, respectively, under the Revolving Credit Facility. The Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $250 with the ability to increase by an incremental $50 on an uncommitted basis. As of December 31, 2021 and 2020, the Company had $68 and $90, respectively, in letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued. As of December 31, 2021, there was $2,657 available for borrowing (net of letters of credit issued) under the Revolving Credit Facility, subject to borrowing base restrictions.

The interest rate charged on the Revolving Credit Facility is based on LIBOR (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in Sterling, Canadian Dollars, Euros and certain other foreign currencies) plus an applicable spread of either 1.75% or 1.875% or an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility) plus an applicable spread of 0.75% or 0.875%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving exposure and term loans outstanding under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. The Revolving Credit Facility allows for borrowings to be made using one, three or six month LIBOR. As of December 31, 2021, the one, three and six month LIBOR was 0.10%, 0.21% and 0.34%, respectively. As of December 31, 2021, the interest rate in effect was LIBOR plus 1.75%. In addition to the stated interest expense on the Revolving Credit Facility, the Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. The Company is also required to pay a letter of credit fee of either 2.00% or 2.125% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility.

In December 2017, in connection with $395 of the term loan tranche of the Revolving Credit Facility, the Company entered into a three-year interest rate swap agreement to mitigate its exposure to adverse fluctuations in interest rates for a total notional amount of $395, which matured on January 4, 2021.

The Revolving Credit Facility is secured by certain assets in the Company’s portfolio and excludes investments held by Ares Capital CP under the Revolving Funding Facility, those held by ACJB under the SMBC Funding Facility and those held by AFB under the BNP Funding Facility, each as described below, and certain other investments.

For the years ended December 31, 2021, 2020 and 2019, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Stated interest expense	$21	$43	$59
Credit facility fees	17	7	7
Amortization of debt issuance costs	7	7	6
Total interest and credit facility fees expense	$45	$57	$72
Cash paid for interest expense	$20	$41	$58
Average stated interest rate	2.14%	2.58%	3.96%
Average outstanding balance	$1,014	$1,576	$1,478

Revolving Funding Facility

The Company and the Company’s consolidated subsidiary, Ares Capital CP Funding LLC (“Ares Capital CP”), are party to a revolving funding facility (as amended, the “Revolving Funding Facility”), that allows Ares Capital CP to borrow up to $1,525 at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility are December 29, 2024 and December 29, 2026, respectively.

Amounts available to borrow under the Revolving Funding Facility are subject to a borrowing base that applies different advance rates to different types of assets held by Ares Capital CP. Ares Capital CP is also subject to limitations with respect to the loans securing the Revolving Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests and loans with fixed rates, as well as restrictions on portfolio company leverage, all of which may also affect the borrowing base and therefore amounts available to borrow. The Company and Ares Capital CP are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the agreements governing the Revolving Funding Facility. As of December 31, 2021, the Company and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

As of December 31, 2021 and 2020, there was $762 and $1,028 outstanding, respectively, under the Revolving Funding Facility. Since December 29, 2021, the interest rate charged on the Revolving Funding Facility is based on one month LIBOR plus 1.90% per annum or a “base rate” (as defined in the agreements governing the Revolving Funding Facility) plus 1.00% per annum. Prior to December 29, 2021, the interest rate charged on the Revolving Funding Facility was based on one month LIBOR plus 2.00% per annum or a “base rate” plus 1.00% per annum. Since December 29, 2021, Ares Capital CP is also required to pay a commitment fee of between 0.50% and 1.25% per annum depending on the size of the unused portion of the Revolving Funding Facility. Prior to and including December 29, 2021, Ares Capital CP was required to pay a commitment fee of between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility.

For the years ended December 31, 2021, 2020 and 2019, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Funding Facility were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Stated interest expense	$15	$20	$25
Credit facility fees	6	5	4
Amortization of debt issuance costs	4	4	3
Total interest and credit facility fees expense	$25	$29	$32
Cash paid for interest expense	$17	$19	$26
Average stated interest rate	2.33%	2.54%	4.26%
Average outstanding balance	$643	$761	$576

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

Amounts available to borrow under the SMBC Funding Facility are subject to a borrowing base that applies an advance rate to assets held by ACJB. ACJB is also subject to limitations with respect to the loans securing the SMBC Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests and loans with fixed rates, as well as restrictions on portfolio company leverage, all of which may also affect the borrowing base and therefore amounts available to borrow. The Company and ACJB are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the SMBC Funding Facility. As of December 31, 2021, the Company and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

As of December 31, 2021 and 2020, there was $401 and $453 outstanding, respectively, under the SMBC Funding Facility. The interest rate charged on the SMBC Funding Facility is based on an applicable spread of either 1.75% or 2.00% over one month LIBOR or 0.75% or 1.00% over a “base rate” (as defined in the agreements governing the SMBC Funding Facility), in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. As of December 31, 2021, the interest rate in effect was one month LIBOR plus 1.75%. Since September 10, 2019, ACJB is required to pay a commitment fee of between 0.50% and 1.00% per annum depending on the size of the unused portion of the SMBC Funding Facility. Prior to and including September 10, 2019, ACJB was required to pay a commitment fee of between 0.35% and 0.875% per annum depending on the size of the unused portion of the SMBC Funding Facility.

For the years ended December 31, 2021, 2020 and 2019, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SMBC Funding Facility were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Stated interest expense	$4	$10	$9
Credit facility fees	6	1	1
Amortization of debt issuance costs	3	3	1
Total interest and credit facility fees expense	$13	$14	$11
Cash paid for interest expense	$4	$10	$9
Average stated interest rate	2.05%	2.36%	4.05%
Average outstanding balance	$191	$390	$227

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

Amounts available to borrow under the BNP Funding Facility are subject to a borrowing base that applies an advance rate to assets held by AFB. AFB is also subject to limitations with respect to the loans securing the BNP Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests and loans with fixed rates, as well as restrictions on portfolio company leverage, all of which may also affect the borrowing base and therefore amounts available to borrow. The Company and AFB are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the BNP Funding Facility. As of December 31, 2021, the Company and AFB were in compliance in all material respects with the terms of the BNP Funding Facility.

As of December 31, 2021, there were no amounts outstanding under the BNP Funding Facility. As of December 31, 2020, there was $150 outstanding under the BNP Funding Facility. Since June 29, 2021, the interest rate charged on the BNP Funding Facility is based on three month LIBOR, or a “base rate” (as defined in the agreements governing the BNP Funding Facility) plus a margin of (i) 1.80% during the reinvestment period and (ii) 2.30% following the reinvestment period. Prior to June 29, 2021, the interest rate charged on the BNP Funding Facility was based on three month LIBOR (subject to a floor of 0.45%), or a “base rate” (as defined in the agreements governing the BNP Funding Facility) plus a margin that generally ranged between 2.65% and 3.15% (depending on the types of assets such advances relate to), with a weighted average margin floor for all classes of advances of (i) 2.75% during the reinvestment period and (ii) 3.25% following the reinvestment period. As of December 31, 2021, the interest rate in effect was LIBOR plus 1.80%. Beginning on December 11, 2020, AFB is required to pay a commitment fee of between 0.00% and 1.25% per annum depending on the size of the unused portion of the BNP Funding Facility. Prior to December 11, 2020, there was no commitment fee required to be paid.

For the year ended December 31, 2021, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the BNP Funding Facility were as follows:

For the Year Ended December 31, 2021
Stated interest expense	$1
Credit facility fees	4
Amortization of debt issuance costs	1
Total interest and credit facility fees expense	$6
Cash paid for interest expense	1
Average stated interest rate	3.46%
Average outstanding balance	15

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

In certain circumstances, assuming the respective conversion date below has not already passed, the Convertible Unsecured Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of its common stock, at the Company’s election, at their respective conversion rates (listed below as of December 31, 2021) subject to customary anti-dilution adjustments and the requirements of their respective indenture (the “Convertible Unsecured Notes Indentures”). To the extent the 2022 Convertible Notes are converted, the Company has elected to settle in cash for all conversion dates after August 1, 2021. Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Unsecured Notes only under certain circumstances set forth in the Convertible Unsecured Notes Indentures. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding the maturity date for the 2022 Convertible Notes and the second scheduled trading day immediately preceding the maturity date for the 2024 Convertible Notes, holders may convert their Convertible Unsecured Notes at any time. In addition, if the Company engages in certain corporate events as described in their respective Convertible Unsecured Notes Indenture, holders of the Convertible Unsecured Notes may require the Company to repurchase for cash all or part of the Convertible Unsecured Notes at a repurchase price equal to 100% of the principal amount of the Convertible Unsecured Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

Certain key terms related to the convertible features for each of the Convertible Unsecured Notes as of December 31, 2021 are listed below.

	2022 Convertible Notes	2024 Convertible Notes
Conversion premium	15.0%	15.0%
Closing stock price at issuance	$16.86	$17.29
Closing stock price date	January 23, 2017	March 5, 2019
Conversion price (1)	$18.99	$19.88
Conversion rate (shares per one thousand dollar principal amount)(1)	52.6455	50.2930
Conversion dates	August 1, 2021	December 1, 2023
________________________________________

(1)Represents conversion price and conversion rate, as applicable, as of December 31, 2021, taking into account any applicable de minimis adjustments that will be made on the conversion date.

As of December 31, 2021, the principal amounts of each series of the Convertible Unsecured Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

The Convertible Unsecured Notes Indentures contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a) of the Investment Company Act, or any successor provisions, and to provide financial information to the holders of the Convertible Unsecured Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Unsecured Notes Indentures. As of December 31, 2021, the Company was in compliance in all material respects with the terms of the Convertible Unsecured Notes Indentures.

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

(1)At time of issuance.

(2)At time of issuance and as of December 31, 2021.

In addition to the original issue discount equal to the equity component of the 2024 Convertible Notes, the 2024 Convertible Notes were issued at a discount. The Company records interest expense comprised of both stated interest expense as well as accretion of any original issue discount.

As of December 31, 2021, the components of the carrying value of the Convertible Unsecured Notes, the stated interest rate and the effective interest rate were as follows:

	2022 Convertible Notes	2024 Convertible Notes
Principal amount of debt	$388	$403
Original issue discount, net of accretion	2	(6)
Debt issuance costs	(2)	(2)
Carrying value of debt	$388	$395
Stated interest rate	3.75%	4.63%
Effective interest rate(1)	4.60%	5.30%
________________________________________

(1)The effective interest rate of the debt component of the Convertible Unsecured Notes is equal to the stated interest rate plus the accretion of original issue discount.

For the years ended December 31, 2021, 2020 and 2019, the components of interest expense and cash paid for interest expense for the Convertible Unsecured Notes, as well as any other convertible notes outstanding during the periods presented were as follows.

	For the Years Ended December 31,
	2021	2020	2019
Stated interest expense	$33	$33	$30
Amortization of debt issuance costs	3	3	3
Accretion of original issue discount	6	5	5
Total interest expense	$42	$41	$38
Cash paid for interest expense	$34	$33	$30

See Note 15 for a subsequent event relating to the 2022 Convertible Notes.

Unsecured Notes

The Company has issued certain unsecured notes (each issuance of which is referred to herein using the “defined term” set forth under the “Unsecured Notes” column of the table below and collectively referred to as the “Unsecured Notes”), that pay interest semi-annually and all principal amounts are due upon maturity. Each of the Unsecured Notes may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indentures governing each of the Unsecured Notes, plus any accrued and unpaid interest. Certain key terms related to the features for the Unsecured Notes as of December 31, 2021 are listed below.

Unsecured Notes	Aggregate Principal Amount Issued	Interest Rate	Original Issuance Date	Maturity Date
2023 Notes	$750	3.500%	August 10, 2017	February 10, 2023
2024 Notes	$900	4.200%	June 10, 2019	June 10, 2024
March 2025 Notes	$600	4.250%	January 11, 2018	March 1, 2025
July 2025 Notes	$1,250	3.250%	January 15, 2020	July 15, 2025
January 2026 Notes	$1,150	3.875%	July 15, 2020	January 15, 2026
July 2026 Notes	$1,000	2.150%	January 13, 2021	July 15, 2026
2028 Notes	$1,250	2.875%	June 10, 2021	June 15, 2028
2031 Notes	$700	3.200%	November 4, 2021	November 15, 2031

See Note 15 for a subsequent event relating to an additional issuance of unsecured notes.

For the years ended December 31, 2021, 2020 and 2019, the components of interest expense and cash paid for interest expense for the Unsecured Notes, as well as any other unsecured notes outstanding during the periods presented are listed below.

	For the Years Ended December 31,
	2021	2020	2019
Stated interest expense	$234	$168	$130
Amortization of debt issuance costs	11	6	5
Net (amortization) accretion of original issue premium/discount	(4)	1	1
Accretion of purchase discount	—	1	2
Total interest expense	$241	$176	$138
Cash paid for interest expense	$234	$140	$141

The Unsecured Notes contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a) of the Investment Company Act, or any successor provisions, and to provide financial information to the holders of such notes under certain circumstances. These covenants are subject to important limitations and exceptions set forth in the indentures governing such notes. As of December 31, 2021, the Company was in compliance in all material respects with the terms of the respective indentures governing each of the Unsecured Notes.

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

6.     DERIVATIVE INSTRUMENTS

The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. As of December 31, 2021, the counterparty to these forward currency contracts was Truist Financial Corporation. As of December 31, 2020, the counterparty to these forward currency contracts was Bank of Montreal.

In December 2017, in connection with $395 of the term loan tranche of the Revolving Credit Facility, the Company entered into a three-year interest rate swap agreement to mitigate its exposure to adverse fluctuations in interest rates for a total notional amount of $395, which matured on January 4, 2021. Under the interest rate swap agreement, the Company paid a fixed interest rate of 2.06% and received a floating rate based on the prevailing one-month LIBOR plus a spread of 1.75%. As of December 31, 2020, the one month LIBOR rate in effect was 0.19%.

Certain information related to the Company’s derivative instruments as of December 31, 2021 and 2020 is presented below.`

	As of December 31, 2021
Derivative Instrument	Notional Amount		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	CAD	309	1/28/2022	240	(245)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	209	1/19/2022	163	(165)	Accounts payable and other liabilities
Foreign currency forward contract		€153	1/28/2022	172	(174)	Accounts payable and other liabilities
Foreign currency forward contract		£95	1/28/2022	126	(129)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	2	1/28/2022	1	(1)	Accounts payable and other liabilities
Total				$702	$(714)

	As of December 31, 2020
Derivative Instrument	Notional Amount		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap		$395	1/4/2021	$—	$(1)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	142	1/21/2021	112	(112)	Accounts payable and other liabilities
Foreign currency forward contract		£75	1/21/2021	102	(103)	Accounts payable and other liabilities
Total				$214	$(216)

Net realized gains (losses) on derivative instruments recognized by the Company for the years ended December 31, 2021, 2020 and 2019 is in the following location in the consolidated statements of operations:

Derivative Instrument	Statement Location	For the Years Ended December 31,
		2021	2020	2019
Interest rate swap	Net realized gains (losses) from foreign currency and other transactions	$—	$(6)	$1
Foreign currency forward contract	Net realized gains (losses) from foreign currency and other transactions	13	(9)	—
Total		$13	$(15)	$1

Net unrealized gains (losses) on derivative instruments recognized by the Company for the years ended December 31, 2021, 2020 and 2019 is in the following location in the consolidated statements of operations:

Derivative Instrument	Statement Location	For the Years Ended December 31,
		2021	2020	2019
Interest rate swap	Net unrealized gains (losses) from foreign currency and other transactions	$—	$1	$(6)
Foreign currency forward contract	Net unrealized gains (losses) from foreign currency and other transactions	(14)	(1)	—
Total		$(14)	$—	$(6)

7.     COMMITMENTS AND CONTINGENCIES

Investment Commitments

The Company has various commitments to fund investments in its portfolio as described below. As of December 31, 2021 and 2020, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) the Company’s discretion:

	As of December 31,
	2021	2020
Total revolving and delayed draw loan commitments	$2,733	$2,020
Less: funded commitments	(352)	(409)
Total unfunded commitments	2,381	1,611
Less: commitments substantially at discretion of the Company	—	(29)
Less: unavailable commitments due to borrowing base or other covenant restrictions	(4)	(8)
Total net adjusted unfunded revolving and delayed draw loan commitments	$2,377	$1,574

Included within the total revolving and delayed draw loan commitments as of December 31, 2021 and 2020 were delayed draw loan commitments totaling $1,273 and $652, respectively. The Company’s commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels).

Also included within the total revolving loan commitments as of December 31, 2021 were commitments to issue up to $314 in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2021, the Company had $68 in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For all these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $59 expire in 2022 and $9 expire in 2023.

The Company also has commitments to co-invest in the SDLP for the Company’s portion of the SDLP’s commitments to fund delayed draw loans to certain portfolio companies of the SDLP. See Note 4 for more information.

As of December 31, 2021 and 2020, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

	As of December 31,
	2021	2020
Total private equity commitments	$111	$111
Less: funded private equity commitments	(68)	(68)
Total unfunded private equity commitments	43	43
Less: private equity commitments substantially at discretion of the Company	(43)	(43)
Total net adjusted unfunded private equity commitments	$—	$—

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

The components of operating lease expense for the years ended December 31, 2021, 2020 and 2019 were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Operating lease costs	$10	$17	$19
Less: sublease income	(9)	(16)	(17)
Total operating lease costs (1)	$1	$1	$2

(1)Total operating lease costs are incurred from office leases assumed as part of the American Capital Acquisition.

Supplemental cash flow information related to operating leases for the years ended December 31, 2021 and 2020 were as follows:

	For the Years Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$16	$23
Operating ROU assets obtained in exchange for operating lease liabilities	$11	$14

Supplemental balance sheet information as of December 31, 2021 and 2020 related to operating leases were as follows:

	For the Years Ended December 31,
	2021	2020
Operating lease ROU assets	$27	$38
Operating lease liabilities	$43	$59
Weighted average remaining lease term	3.7 years	4.6 years
Weighted average discount rate	3.1%	3.3%

The following table shows future minimum lease payments under the Company’s operating leases and a reconciliation to the operating lease liability as of December 31, 2021:

Amount
2022	$15
2023	16
2024	6
2025	6
2026	6
Total lease payments	49
Less imputed interest	(6)
Total operating lease liabilities	$43

The following table shows future expected rental payments to be received under the Company’s subleases where the Company is the sublessor as of December 31, 2021:

Amount
2022	$9
2023	9
2024	4
2025	4
2026	4
Total	$30

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

The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of December 31, 2021 and 2020. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of December 31, 2021
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average(1)
First lien senior secured loans	$9,456	Yield analysis	Market yield	2.0% - 16.5%	7.6%
Second lien senior secured loans	4,432	Yield analysis	Market yield	6.8% - 22.9%	9.5%
Subordinated certificates of the SDLP	987	Discounted cash flow analysis	Discount rate	8.8% - 9.7%	9.3%
Senior subordinated loans	889	Yield analysis	Market yield	7.1% - 27.8%	11.5%
Preferred equity	1,561	EV market multiple analysis	EBITDA multiple	3.2x - 64.4x	16.5x
Ivy Hill Asset Management, L.P.	936	Discounted cash flow analysis	Discount rate	9.9% - 27.9%	16.3%
Other equity	1,647	EV market multiple analysis	EBITDA multiple	4.9x - 32.1x	14.9x
Total investments	$19,908
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

The following table presents fair value measurements of cash and cash equivalents, restricted cash, investments, derivatives and unfunded revolving and delayed draw loan commitments as of December 31, 2021:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$372	$372	$—	$—
Restricted cash	$114	$114	$—	$—
Investments not measured at net asset value	$20,004	$—	$96	$19,908
Investments measured at net asset value(1)	5
Total investments	$20,009
Derivatives	$(12)	$—	$(12)	$—
Unfunded revolving and delayed draw loan commitments(2)	$(20)	$—	$—	$(20)
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

The following table presents fair value measurements of cash and cash equivalents, restricted cash, investments, derivatives and unfunded revolving and delayed draw loan commitments as of December 31, 2020:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$254	$254	$—	$—
Restricted cash	$72	$72	$—	$—
Investments not measured at net asset value	$15,509	$—	$3	$15,506
Investments measured at net asset value (1)	6
Total investments	$15,515
Derivatives	$(2)	$—	$(2)	$—
Unfunded revolving and delayed draw loan commitments(2)	$(27)	$—	$—	$(27)
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

The following table presents changes in investments that use Level 3 inputs as of and for the year ended December 31, 2021:

As of and For the Year Ended December 31, 2021
Balance as of December 31, 2020	$15,506
Net realized gains	258
Net unrealized gains	597
Purchases	13,704
Sales	(5,573)
Repayments	(4,894)
PIK interest and dividends	250
Net accretion of discount on securities	16
Net transfers into Level 3(1)	45
Net transfers out of Level 3(1)	(1)
Balance as of December 31, 2021	$19,908
________________________________________

(1)For the year ended December 31, 2021, transfers into Level 3 from Level 2 were as a result of changes in the observability of significant inputs for certain portfolio companies. For the year ended December 31, 2021, transfers out of Level 3 to Level 2 were as a result of changes in the observability of significant inputs for certain portfolio companies.

As of December 31, 2021, the net unrealized appreciation on the investments that use Level 3 inputs was $165.

For the year ended December 31, 2021, the total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the Company’s Level 3 assets still held as of December 31, 2021, and reported within the net unrealized gains (losses) on investments, foreign currency and other transactions in the Company’s consolidated statement of operations was $649.

The following table presents changes in investments that use Level 3 inputs as of and for the year ended December 31, 2020:

As of and For the Year Ended December 31, 2019
Balance as of December 31, 2019	$14,348
Net realized losses	(179)
Net unrealized losses	(86)
Purchases	6,718
Sales	(2,494)
Repayments	(3,019)
PIK interest and dividends	211
Net accretion of discount on securities	7
Net transfers into Level 3(1)	1
Net transfers out of Level 3(1)	(1)
Balance as of December 31, 2020	$15,506

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

The following are the carrying and fair values of the Company’s debt obligations as of December 31, 2021 and 2020. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of December 31,
	2021			2020
	Carrying value(1)		Fair value	Carrying value(1)		Fair value
Revolving Credit Facility	$1,507		$1,507	$1,180		$1,180
Revolving Funding Facility	762		762	1,028		1,018
SMBC Funding Facility	401		401	453		445
BNP Funding Facility	—		—	150		153
2022 Convertible Notes (principal amount outstanding of $388)	388	(2)	433	383	(2)	398
2024 Convertible Notes (principal amount outstanding of $403)	395	(2)	457	392	(2)	425
2022 Notes (principal amount outstanding of $0 and $600, respectively)	—		—	598	(2)	617
2023 Notes (principal amount outstanding of $750)	748	(2)	768	747	(2)	794
2024 Notes (principal amount outstanding of $900)	897	(3)	952	896	(3)	983
March 2025 Notes (principal amount outstanding of $600)	596	(2)	637	595	(2)	653
July 2025 Notes (principal amount outstanding of $1,250 and $750, respectively)	1,260	(3)	1,297	742	(3)	795
January 2026 Notes (principal amount outstanding of $1,150)	1,143	(2)	1,213	1,141	(2)	1,248
July 2026 Notes (principal amount outstanding of $1,000 and $0, respectively)	988	(2)	989	—		—
2028 Notes (principal amount outstanding of $1,250 and $0, respectively)	1,246	(3)	1,248	—		—
2031 Notes (principal amount outstanding of $700 and $0, respectively)	689	(2)	687	—		—
2047 Notes (principal amount outstanding of $0 and $230, respectively)	—		—	186	(4)	243
Total	$11,020	(5)	$11,351	$8,491	(5)	$8,952
________________________________________

(1)The Revolving Credit Facility, the Revolving Funding Facility, the SMBC Funding Facility and the BNP Funding Facility carrying values are the same as the principal amounts outstanding.

(2)Represents the aggregate principal amount outstanding, less unamortized debt issuance costs and the unaccreted discount recorded upon issuance. In December 2021, the Company redeemed the entire aggregate principal amount of the 2022 Notes at par plus accrued and unpaid interest.

(3)Represents the aggregate principal amount outstanding, less unamortized debt issuance costs and the net unaccreted/amortized discount or premium recorded upon issuance.

(4)Represents the aggregate principal amount outstanding of the 2047 Notes, less the unaccreted purchased discount recorded in connection with the Allied Acquisition. In March 2021, the Company redeemed the entire aggregate principal amount of the 2047 Notes at par plus accrued and unpaid interest.

(5)Total principal amount of debt outstanding totaled $11,061 and $8,582 as of December 31, 2021 and 2020, respectively.

The following table presents fair value measurements of the Company’s debt obligations as of December 31, 2021 and 2020:

	As of December 31,
Fair Value Measurements Using	2021	2020
Level 1	$—	$243
Level 2	11,351	8,709
Total	$11,351	$8,952

9.     STOCKHOLDERS’ EQUITY

The Company may from time to time issue and sell shares of its common stock through public or “at the market” offerings. In connection with the issuance of its common stock, the Company issued and sold the following shares of common stock during the year ended December 31, 2021:

Issuances of Common Stock	Number of Shares Issued	Gross Proceeds	Underwriting Fees/Offering Expenses	Net Proceeds		Average Offering Price Per Share(1)
Public offerings	26.5	$513.8	$19.0	$494.8	18.7	$19.39	(2)
“At the market” offerings	16.4	$329.3	$5.2	$324.1		$20.07
Total	42.9	$843.1	$24.2	$818.9
________________________________________

(1)    Represents the gross offering price per share before deducting underwriting discounts and commissions and estimated offering expenses.

(2)    14.0 shares and 12.5 shares were sold to the underwriters for a price of $17.85 per share and $19.67 per share, respectively, which the underwriters were then permitted to sell at variable prices to the public. See Note 15 for a subsequent event relating to the Company’s public offerings.

“At the Market” Offerings

The Company has entered into equity distribution agreements with several banks (the “Equity Distribution Agreements”). The Equity Distribution Agreements provide that the Company may from time to time issue and sell, by means of “at the market” offerings, up to $500 shares of its common stock. Subject to the terms and conditions of the Equity Distribution Agreements, sales of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Under the currently effective Equity Distribution Agreements, common stock with an aggregate offering amount of $366 remained available for issuance as of December 31, 2021.

See Note 12 for information regarding shares of common stock issued or purchased in accordance with the Company’s dividend reinvestment plan.

Stock Repurchase Program

The Company is authorized under its stock repurchase program to purchase up to $500 in the aggregate of its outstanding common stock in the open market at certain thresholds below its net asset value per share, in accordance with the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its sole discretion, based upon an evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The stock repurchase program does not require the Company to repurchase any specific number of shares of common stock or any shares of common stock at all. Consequently, the Company cannot assure stockholders that any specific number of shares of common stock, if any, will be repurchased under the stock repurchase program. As of December 31, 2021, the expiration date of the stock repurchase program is February 15, 2022. The program may be suspended, extended, modified or discontinued at any time. As of December 31, 2021, there was $500 available for additional repurchases under the stock repurchase program.

During the year ended December 31, 2021, the Company did not repurchase any shares of the Company’s common stock under the stock repurchase program. During the year ended December 31, 2020, the Company repurchased a total of 8.5 shares of its common stock in the open market under the stock repurchase program for $100. The shares were repurchased at an average price of $11.83 per share, including commissions paid. During the year ended December 31, 2019, the Company did not repurchase any shares of the Company’s common stock under the stock repurchase program.

See Note 15 for a subsequent event relating to the Company’s stock repurchase program.

10.     EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted net increase in stockholders’ equity resulting from operations per share for the years ended December 31, 2021, 2020 and 2019:

	For the Years Ended December 31,
	2021	2020	2019
Net increase in stockholders’ equity resulting from operations available to common stockholders	$1,567	$484	$793
Weighted average shares of common stock outstanding—basic and diluted	446	424	427
Basic and diluted net increase in stockholders’ equity resulting from operations per share	$3.51	$1.14	$1.86

For the purpose of calculating diluted net increase in stockholders’ equity resulting from operations per share, the average closing price of the Company’s common stock for the year ended December 31, 2021 was more than the conversion price for the 2022 Convertible Notes outstanding as of December 31, 2021. For the year ended December 31, 2021, the average closing price of the Company’s common stock was less than the conversion price for the 2024 Convertible Notes outstanding as of December 31, 2021. For each of the years ended December 31, 2020 and 2019, the average closing price of the Company’s common stock was less than the conversion price for each of the Convertible Unsecured Notes outstanding as of December 31, 2020 and 2019, respectively, as well as any other convertible unsecured notes outstanding during the period. For all periods presented in the financial statements, the underlying shares for the intrinsic value of the embedded options in the Convertible Unsecured Notes and any other convertible unsecured notes outstanding during the periods presented had no material impact on the computation of diluted net increase in stockholders’ equity resulting from operations per share.

11.   INCOME AND EXCISE TAXES

For U.S. federal income tax purposes, amounts distributed to the Company’s stockholders as dividends are reported as ordinary income, capital gains, or a combination thereof. Dividends paid per common share for the years ended December 31, 2021, 2020 and 2019 were taxable as follows (unaudited):

	For the Years Ended December 31,
	2021	2020	2019
Ordinary income(1)	$1.62	$1.60	$1.68
Capital gains	—	—	—
Total(2)	$1.62	$1.60	$1.68
_______________________________________________________________________________

(1)For the years ended December 31, 2021 and 2020, ordinary income included dividend income of approximately $0.0461, $0.0157 per share and $0.0064 per share, respectively, that qualified to be taxed at the maximum capital gains rate and, in the case of certain eligible corporate shareholders, dividends that were eligible for the dividends received deduction.

(2)For the years ended December 31, 2021, 2020 and 2019, the percentage of total dividends paid that constituted interest-related dividends were 84.6%, 88.4% and 86.8%, respectively.

The following reconciles net increase in stockholders’ equity resulting from operations to taxable income for the years ended December 31, 2021, 2020 and 2019:

	For the Years Ended December 31,
	2021	2020	2019
	(Estimated)(1)
Net increase in stockholders’ equity resulting from operations	$1,567	$484	$793
Adjustments:
Net unrealized losses (gains) on investments, foreign currency and other transactions	(587)	145	(47)
Income not currently taxable(2)	(223)	(147)	(150)
Income for tax but not book	162	133	89
Expenses not currently deductible	165	19	13
Expenses for tax but not book	—	(59)	—
Realized gain/loss differences(3)	(198)	148	86
Taxable income	$886	$723	$784
_______________________________________________________________________________

(1)The calculation of estimated 2021 U.S. federal taxable income is based on certain estimated amounts, including information received from third parties and, as a result, actual 2021 U.S. federal taxable income will not be finally determined until the Company’s 2021 U.S. federal tax return is filed in 2022 (and, therefore, such estimate is subject to change).

(2)Includes a reduction for dividend income from preferred equity that is not taxable until collected totaling $91, $67 and $61, respectively, net of dividend income collected of $122, $1 and $0, respectively, for the years ended December 31, 2021, 2020 and 2019, respectively.

(3)Certain realized gain/loss differences are the result of the realization of certain tax only capital losses on the investments and liabilities acquired in the acquisition of Allied Capital Corporation in April 2010 (the “Allied Acquisition”). Because the Allied Acquisition was a “tax-free” reorganization under the Code, realized losses for tax purposes can differ from GAAP. Note that unlike the Allied Acquisition, the American Capital Acquisition was treated as a taxable purchase of the American Capital assets for purposes of the Company’s taxable income calculations; therefore, realized gains or losses for tax purposes are generally consistent with realized gains or losses under GAAP.

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

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. As of December 31, 2021, the Company estimates that it will have a capital loss carryforward of approximately $121 available for use in later tax years. While the Company’s ability to utilize losses in the future depends on a variety of factors that cannot be known in advance, these capital loss carryforwards will be subject to limitations under Section 382 of the Code. The unused balance will be carried forward and utilized as gains are realized, subject to such limitations.

For the year ended December 31, 2021, the Company estimated U.S. federal taxable income exceeded its distributions made from such taxable income during the year; consequently, the Company has elected to carry forward the excess for distribution to shareholders in 2022. The amount carried forward to 2022 is estimated to be approximately $625, substantially all of which is expected to be ordinary income, although these amounts will not be finalized until the 2021 tax returns are filed in 2022. For the years ended December 31, 2020 and 2019, the Company had taxable income in excess of the distributions made from such taxable income during the year, and therefore, the Company elected to carry forward the excess for distribution to shareholders in 2021 and 2020, respectively. The amounts carried forward to 2021 and 2020 were $471 and $410, respectively. To the extent that the Company determines that its estimated current year annual taxable income will exceed its estimated current year dividends from such taxable income, the Company accrues excise tax on estimated excess taxable income. For the years ended December 31, 2021, 2020 and 2019, a net expense of $24, $17 and $15, respectively, was recorded for U.S. federal excise tax. The net expense for the years ended December 31, 2021 and 2020 each included a reduction in expense related to an expected refund request arising from the overpayment of the prior year’s excise tax of $1 and $1, respectively.

As of December 31, 2021, the estimated cost basis of investments for U.S. federal tax purposes was $19.9 billion resulting in estimated gross unrealized gains and losses of $0.8 billion and $0.7 billion, respectively. As of December 31, 2020, the estimated cost basis of investments for U.S. federal tax purposes was $15.9 billion resulting in estimated gross unrealized gains and losses of $0.5 billion and $0.9 billion, respectively. As of December 31, 2021 and 2020, the cost of investments for U.S. federal tax purposes was greater than the amortized cost of investments for book purposes of $19.8 billion and $15.9 billion, respectively, primarily as a result of the carryover of tax basis in excess of the related GAAP basis in connection with the Allied Acquisition. The Allied Acquisition qualified as a “tax-free” reorganization under the Code, which resulted in the assets acquired by the Company retaining Allied Capital’s tax cost basis at the merger date.

The Company may adjust the classification of stockholders’ equity as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes (including excise taxes), among other items. These adjustments are reclassifications among the individual components of stockholders’ equity and have no effect on total stockholders’ equity. For the year ended December 31, 2021, the Company increased capital in excess of par value by $40 and decreased accumulated undistributed earnings by $40 in the consolidated statement of stockholders’ equity. After adjusting for these reclassifications, the capital in excess of par value, accumulated undistributed net investment income, accumulated net realized losses and accumulated net unrealized gains were $8,553, $253, $(88) and $150, respectively. The adjustments made for the year ended December 31, 2021 are based on certain estimated amounts and assumptions and, as a result, such adjustments are subject to change until the Company’s 2021 U.S. federal tax return is filed in 2022. For the year ended December 31, 2020, the Company decreased capital in excess of par value by $8 and increased accumulated overdistributed earnings by $8 in the consolidated statement of stockholders’ equity. After adjusting for these reclassifications, the capital in excess of par value, accumulated undistributed net investment income, accumulated net realized losses and accumulated net unrealized losses were $7,656, $233, $(276) and $(437), respectively.

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. For the years ended December 31, 2021, 2020 and 2019, the Company recorded a net tax expense of approximately $6, $2 and $1, respectively, for these subsidiaries.

12.   DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared and payable during the years ended December 31, 2021, 2020 and 2019:

Date declared	Record date	Payment date	Per share amount		Total amount
October 26, 2021	December 15, 2021	December 30, 2021	$0.41		$191
July 28, 2021	September 15, 2021	September 30, 2021	0.41		189
April 28, 2021	June 15, 2021	June 30, 2021	0.40		177
February 10, 2021	March 15, 2021	March 31, 2021	0.40		175
Total dividends declared and payable for the year ended December 31, 2021			$1.62		$732

October 27, 2020	December 15, 2020	December 30, 2020	$0.40		$169
August 4, 2020	September 15, 2020	September 30, 2020	0.40		169
May 5, 2020	June 15, 2020	June 30, 2020	0.40		169
February 12, 2020	March 16, 2020	March 31, 2020	0.40		172
Total dividends declared and payable for the year ended December 31, 2020			$1.60		$679

October 30, 2019	December 16, 2019	December 30, 2019	$0.40		$172
February 12, 2019	December 16, 2019	December 27, 2019	0.02	(1)	9
July 30, 2019	September 16, 2019	September 30, 2019	0.40		170
February 12, 2019	September 16, 2019	September 30, 2019	0.02	(1)	9
April 30, 2019	June 14, 2019	June 28, 2019	0.40		170
February 12, 2019	June 14, 2019	June 28, 2019	0.02	(1)	9
February 12, 2019	March 15, 2019	March 29, 2019	0.40		170
February 12, 2019	March 15, 2019	March 29, 2019	0.02	(1)	9
Total dividends declared and payable for the year ended December 31, 2019			$1.68		$718
___________________________________________________________________________
(1)Represents an additional dividend.

The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. When the Company issues new shares in connection with the dividend reinvestment plan, the issue price is equal to the closing price of its common stock on the dividend payment date. Dividend reinvestment plan activity for the years ended December 31, 2021, 2020 and 2019, was as follows:

	For the Years Ended December 31,
	2021	2020		2019
Shares issued	1.9	—		1.3
Average issue price per share	$19.86	$—		$18.39
Shares purchased by plan agent to satisfy dividends declared and payable during the period for stockholders	—	2.6	(1)	0.5	(2)
Average purchase price per share	$—	$13.76		$17.42
_______________________________________________________________________________

(1)Shares were purchased in April 2020, July 2020, October 2020 and January 2021.

(2)Shares were purchased in April 2019.

13.   RELATED PARTY TRANSACTIONS

In accordance with the investment advisory and management agreement, the Company bears all costs and expenses of the operation of the Company and reimburses its investment adviser or its affiliates for certain of such costs and expenses paid for by the investment adviser or its affiliates on behalf of the Company. For the years ended December 31, 2021, 2020 and 2019, the Company’s investment adviser or its affiliates incurred and the Company reimbursed such expenses totaling $5, $7 and $7, respectively.

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

The Company has also entered into agreements with Ares Management LLC and IHAM, pursuant to which Ares Management LLC and IHAM are entitled to use the Company’s proprietary portfolio management software. For the years ended December 31, 2021, 2020 and 2019, amounts payable to the Company under these agreements totaled $0, $0 and $0, respectively.

See Notes 3 and 4 for descriptions of other related party transactions.

14.   FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights as of and for the years ended December 31, 2021, 2020, 2019, 2018, 2017, 2016, 2015, 2014, 2013 and 2012:

	As of and For the Years Ended December 31,
Per Share Data:	2021	2020	2019	2018	2017
Net asset value, beginning of period(1)	$16.97	$17.32	$17.12	$16.65	$16.45
Issuances of common stock	0.11	—	0.02	—	(0.01)
Repurchases of common stock	—	0.11	—	—	—
Deemed contribution from Ares Capital Management	—	—	—	—	0.13
Issuances of convertible notes	—	—	—	—	0.04
Net investment income for period(2)	1.66	1.87	1.90	1.63	1.20
Net realized and unrealized gains (losses) for period(2)	1.84	(0.73)	(0.04)	0.38	0.36
Net increase in stockholders’ equity	3.61	1.25	1.88	2.01	1.72
Total distributions to stockholders(3)	(1.62)	(1.60)	(1.68)	(1.54)	(1.52)
Net asset value at end of period(1)	$18.96	$16.97	$17.32	$17.12	$16.65
Per share market value at end of period	$21.19	$16.89	$18.65	$15.58	$15.72
Total return based on market value(4)	36.18%	(0.86)%	30.49%	8.91%	4.55%
Total return based on net asset value(5)	21.97%	5.20%	12.14%	12.10%	10.53%
Shares outstanding at end of period	468	423	431	426	426
Ratio/Supplemental Data:
Net assets at end of period	$8,868	$7,176	$7,467	$7,300	$7,098
Ratio of operating expenses to average net assets(6)(7)	13.05%	10.27%	9.92%	8.63%	9.45%
Ratio of net investment income to average net assets(6)(8)	9.19%	11.39%	11.01%	9.60%	7.65%
Portfolio turnover rate(6)	60%	40%	38%	54%	51%

	As of and For the Years Ended December 31,
Per Share Data:	2016	2015	2014	2013	2012
Net asset value, beginning of period(1)	$16.46	$16.82	$16.46	$16.04	$15.34
Issuances of common stock	—	0.01	—	0.16	0.05
Repurchases of common stock	—	(0.01)	—	—	—
Deemed contribution from Ares Capital Management	—	—	—	—	—
Issuances of convertible notes	—	—	—	—	0.04
Net investment income for period(2)	1.57	1.62	1.43	1.61	1.52
Net realized and unrealized gains (losses) for period(2)	(0.06)	(0.41)	0.50	0.22	0.69
Net increase in stockholders’ equity	1.51	1.21	1.93	1.99	2.30
Total distributions to stockholders(3)	(1.52)	(1.57)	(1.57)	(1.57)	(1.60)
Net asset value at end of period(1)	$16.45	$16.46	$16.82	$16.46	$16.04
Per share market value at end of period	$16.49	$14.25	$15.61	$17.77	$17.50
Total return based on market value(4)	26.39%	1.35%	(3.32)%	10.51%	23.62%
Total return based on net asset value(5)	9.15%	7.16%	11.79%	11.41%	14.34%
Shares outstanding at end of period	314	314	314	298	249
Ratio/Supplemental Data:
Net assets at end of period	$5,165	$5,173	$5,284	$4,904	$3,988
Ratio of operating expenses to average net assets(6)(7)	9.59%	9.51%	10.46%	10.03%	10.70%
Ratio of net investment income to average net assets(6)(8)	9.58%	9.75%	8.71%	9.86%	9.62%
Portfolio turnover rate(6)	39%	42%	39%	27%	45%
_______________________________________________________________________________

(1)The net assets used equals the total stockholders’ equity on the consolidated balance sheet.

(2)Weighted average basic per share data.

(3)Includes additional dividends of (a) $0.08 per share for the year ended December 31, 2019, (b) $0.05 per share for the year ended December 31, 2015, (c) $0.05 per share for the year ended December 31, 2014, (d) $0.05 per share for the year ended December 31, 2013 and (e) $0.10 per share for the year ended December 31, 2012.

(4)For the year ended December 31, 2021, the total return based on market value equaled the increase of the ending market value at December 31, 2021 of $21.19 per share from the ending market value at December 31, 2020 of $16.89 per share plus the declared and payable dividends of $1.62 per share for the year ended December 31, 2021, divided by the market value at December 31, 2020. For the year ended December 31, 2020, the total return based on market value equaled the decrease of the ending market value at December 31, 2020 of $16.89 per share from the ending market value at December 31, 2019 of $18.65 per share plus the declared and payable dividends of $1.60 per share for the year ended December 31, 2020, divided by the market value at December 31, 2019. For the year ended December 31, 2019, the total return based on market value equaled the increase of the ending market value at December 31, 2019 of $18.65 per share from the ending market value at December 31, 2018 of $15.58 per share plus the declared and payable dividends of $1.68 per share for the year ended December 31, 2019, divided by the market value at December 31, 2018. For the year ended December 31, 2018, the total return based on market value equaled the decrease of the ending market value at December 31, 2018 of $15.58 per share from the ending market value at December 31, 2017 of $15.72 per share plus the declared and payable dividends of $1.54 per share for the year ended December 31, 2018, divided by the market value at December 31, 2017. For the year ended December 31, 2017, the total return based on market value equaled the decrease of the ending market value at December 31, 2017 of $15.72 per share from the ending market value at December 31, 2016 of $16.49 per share plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2017, divided by the market value at December 31, 2016. For the year ended December 31, 2016, the total return based on market value equaled the increase of the ending market value at December 31, 2016 of $16.49 per share from the ending market value at December 31, 2015 of $14.25 per share plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2016, divided by the market value at December 31, 2015. For the year ended December 31, 2015, the total return based on market value equaled the decrease of the ending market value at December 31, 2015 of $14.25 per share from the ending market value at December 31, 2014 of $15.61 per share plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2015, divided by the market value at December 31, 2014. For the year ended December 31, 2014, the total return based on market value equaled the decrease of the ending market value at December 31, 2014 of $15.61 per share from the ending market value at December 31, 2013 of $17.77 per share plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2014, divided by the market value at December 31, 2013. For the year ended December 31, 2013, the total return based on market value equaled the increase of the ending market value at December 31, 2013 of $17.77 per share from the ending market value at December 31, 2012 of $17.50 per share plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2013, divided by the market value at December 31, 2012. For the year ended December 31, 2012, the total return based on market value equaled the increase of the ending market value at December 31, 2012 of $17.50 per share from the ending market value at December 31, 2011 of $15.45 per share plus the declared and payable dividends of $1.60 per share for the year ended December 31, 2012, divided by the market value at December 31, 2011. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5)For the year ended December 31, 2021, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.62 per share for the year ended December 31, 2021, divided by the beginning net asset value for the period. For the year ended December 31, 2020, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.60 per share for the year ended December 31, 2020, divided by the beginning net asset value for the period. For the year ended December 31, 2019, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.68 per share for the year ended December 31, 2019, divided by the beginning net asset value for the period. For the year ended December 31, 2018, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.54 per share for the year ended December 31, 2018, divided by the beginning net asset value for the period. For the year ended December 31, 2017, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2017, divided by the beginning net asset value for the period. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan, the issuance of common stock in connection with any equity offerings and the equity components of any convertible notes issued during the period. For the year ended December 31, 2016, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2016, divided by the beginning net asset value for the period. For the year ended December 31, 2015, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2015, divided by the beginning net asset value for the period. For the year ended December 31, 2014, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2014, divided by the beginning net asset value for the period. For the year ended December 31, 2013, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2013, divided by the beginning net asset value for the period. For the year ended December 31, 2012, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.60 per share for the year ended December 31, 2012 divided by the beginning net asset value for the period. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(6)The ratios reflect an annualized amount.

(7)For the years ended December 31, 2021, 2020, 2019, 2018, 2017, 2016, 2015, 2014, 2013 and 2012, the ratio of operating expenses to average net assets consisted of the following:

	For the Years Ended December 31,
	2021	2020	2019	2018	2017
Base management fees	3.14%	3.10%	2.78%	2.49%	2.57%
Income based fees and capital gains incentive fees, net of the Fee Waiver	4.80%	1.80%	2.23%	2.24%	2.18%
Income based fees and capital gains incentive fees excluding the Fee Waiver	4.80%	1.80%	2.64%	2.79%	2.32%
Cost of borrowing	4.61%	4.54%	3.94%	3.33%	3.37%
Other operating expenses	0.50%	0.83%	0.97%	0.57%	1.33%

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
Base management fees	2.64%	2.55%	2.51%	2.40%	2.38%
Income based fees and capital gains incentive fees	2.29%	2.31%	2.90%	2.80%	3.50%
Cost of borrowing	3.58%	4.32%	4.24%	3.94%	3.94%
Other operating expenses	1.08%	0.33%	0.81%	0.89%	0.88%

(8)The ratio of net investment income to average net assets excludes income taxes related to realized gains and losses.

15.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2021, except as discussed below.

In January 2022, the Company issued $500 in aggregate principal amount of unsecured notes, which bear interest at a rate of 2.875% per annum and mature on June 15, 2027 (the ‘‘2027 Notes’’). The 2027 Notes pay interest semi-annually and all principal is due upon maturity. The 2027 Notes may be redeemed in whole or in part at any time at the Company’s option at the redemption price determined pursuant to the indenture governing the 2027 Notes, and any accrued and unpaid interest. The 2027 Notes were issued at a discount to the principal amount.

In February 2022, the Company repaid in full the 2022 Convertible Notes upon their maturity, resulting in a realized loss on the extinguishment of debt of $48.

In January 2022, the Company completed a public equity offering pursuant to which it sold an aggregate of 11.2 shares of common stock at a price of $21.06 per share to the participating underwriters, with net proceeds totaling $235.5, after giving effect to estimated offering expenses.

In February 2022, the Company’s board of directors authorized an amendment to the Company’s existing stock repurchase program to extend the expiration date of the program from February 15, 2022 to February 15, 2023. Under the program, the Company may repurchase up to $500 in the aggregate of its outstanding common stock in the open market at a price per share that meets certain thresholds below its net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARES CAPITAL CORPORATION

By:	/s/ R. KIPP DEVEER
R. Kipp deVeer Chief Executive Officer and Director
Date: February 9, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ R. KIPP DEVEER
R. Kipp deVeer Chief Executive Officer (principal executive officer) and Director
Date: February 9, 2022

By:	/s/ PENNI F. ROLL
Penni F. Roll Chief Financial Officer (principal financial officer)
Date: February 9, 2022

By:	/s/ SCOTT C. LEM
Scott C. Lem Chief Accounting Officer (principal accounting officer)
Date: February 9, 2022

By:	/s/ MICHAEL J AROUGHETI
Michael J Arougheti Director
Date: February 9, 2022

By:	/s/ ANN TORRE BATES
Ann Torre Bates Director
Date: February 9, 2022

By:	/s/ DANIEL KELLY, JR.
Daniel Kelly, Jr. Director
Date: February 9, 2022

By:	/s/ STEVEN B. MCKEEVER
Steven B. McKeever Director
Date: February 9, 2022

By:	/s/ MICHAEL PARKS
Michael Parks Director
Date: February 9, 2022

By:	/s/ ROBERT L. ROSEN
Robert L. Rosen Director
Date: February 9, 2022

By:	/s/ BENNETT ROSENTHAL
Bennett Rosenthal Director
Date: February 9, 2022

By:	/s/ ERIC B. SIEGEL
Eric B. Siegel Director
Date: February 9, 2022