Form 10-Q
period 2022-06-30
ARES CAPITAL CORP
filed 2022-07-26
CIK 1287750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2022
Common stock, $0.001 par value	496,238,392

ARES CAPITAL CORPORATION

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions, except per share data)

	As of
	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliate company investments	$17,323	$17,056
Non-controlled affiliate company investments	347	373
Controlled affiliate company investments	3,500	2,580
Total investments at fair value (amortized cost of $21,112 and $19,810, respectively)	21,170	20,009
Cash and cash equivalents	204	372
Restricted cash	57	114
Interest receivable	134	142
Receivable for open trades	101	80
Other assets	108	99
Operating lease right-of-use asset	23	27
Total assets	$21,797	$20,843
LIABILITIES
Debt	$11,728	$11,020
Base management fees payable	75	69
Income based fees payable	57	67
Capital gains incentive fees payable	108	161
Interest and facility fees payable	89	100
Payable to participants	57	114
Payable for open trades	131	216
Accounts payable and other liabilities	102	111
Secured borrowings	78	74
Operating lease liabilities	37	43
Total liabilities	12,462	11,975
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share, 700 and 600 common shares authorized, respectively; 496 and 468 common shares issued and outstanding, respectively	—	—
Capital in excess of par value	9,139	8,553
Accumulated undistributed earnings	196	315
Total stockholders’ equity	9,335	8,868
Total liabilities and stockholders’ equity	$21,797	$20,843
NET ASSETS PER SHARE	$18.81	$18.96

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest income (excluding payment-in-kind (“PIK”) interest income)	$244	$220	$486	$426
PIK interest income	29	27	56	53
Capital structuring service fees	29	88	55	126
Dividend income	47	31	88	55
Other income	8	8	18	17
Total investment income from non-controlled/non-affiliate company investments	357	374	703	677
From non-controlled affiliate company investments:
Interest income (excluding PIK interest income)	2	1	3	3
PIK interest income	1	1	2	2
Dividend income	1	—	1	—
Other income	—	—	—	1
Total investment income from non-controlled affiliate company investments	4	2	6	6
From controlled affiliate company investments:
Interest income (excluding PIK interest income)	40	45	77	90
PIK interest income	3	11	5	20
Capital structuring service fees	3	5	7	5
Dividend income	71	21	118	49
Other income	1	1	3	2
Total investment income from controlled affiliate company investments	118	83	210	166
Total investment income	479	459	919	849
EXPENSES:
Interest and credit facility fees	101	87	194	173
Base management fees	75	61	148	119
Income based fees	57	59	108	105
Capital gains incentive fees	(29)	61	(27)	103
Administrative fees	2	3	6	7
Other general and administrative	6	6	12	11
Total expenses	212	277	441	518
NET INVESTMENT INCOME BEFORE INCOME TAXES	267	182	478	331
Income tax expense, including excise tax	10	11	23	16
NET INVESTMENT INCOME	257	171	455	315
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS, FOREIGN CURRENCY AND OTHER TRANSACTIONS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	(1)	22	49	57
Non-controlled affiliate company investments	(23)	46	(23)	57
Controlled affiliate company investments	—	—	19	21
Foreign currency and other transactions	21	(9)	10	(17)
Net realized gains (losses)	(3)	59	55	118
Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	(194)	189	(201)	353
Non-controlled affiliate company investments	33	(1)	32	7
Controlled affiliate company investments	10	52	8	85
Foreign currency and other transactions	8	8	21	16
Net unrealized gains (losses)	(143)	248	(140)	461
Net realized and unrealized gains (losses) on investments, foreign currency and other transactions	(146)	307	(85)	579
REALIZED LOSS ON EXTINGUISHMENT OF DEBT	—	—	(48)	(43)
NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$111	$478	$322	$851
NET INCOME PER COMMON SHARE (see Note 10)
Basic	$0.22	$1.09	$0.66	$1.96
Diluted	$0.22	$1.09	$0.65	$1.96
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING (see Note 10)
Basic	494	440	487	435
Diluted	514	440	507	435

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Interest (3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Software & Services
2U, Inc.	Provider of course design and learning management system to educational institutions	First lien senior secured loan ($54.7 par due 12/2024)	8.00% (LIBOR + 5.75%/Q)	6/28/2021	$54.0	$54.7	(2)(6)(12)
AffiniPay Midco, LLC and AffiniPay Intermediate Holdings, LLC (16)	Payment processing solution provider	First lien senior secured loan ($287.1 par due 06/2028)	7.40% (SOFR + 5.75%/Q)	6/9/2022	281.4	281.4	(2)(12)
		First lien senior secured loan ($63.7 par due 06/2028)	7.28% (SOFR + 5.75%/M)	2/28/2020	63.7	62.4	(2)(12)
		Senior subordinated loan ($29.2 par due 06/2030)	12.75% PIK	2/28/2020	29.2	29.2	(2)
		Senior subordinated loan ($25.0 par due 06/2030)	11.50% PIK (LIBOR + 10.00%/Q)	2/28/2020	25.0	25.0	(2)(12)
					399.3	398.0
Anaplan, Inc. (16)	Provider of cloud-based connected planning platforms for business analytics	First lien senior secured loan ($21.8 par due 06/2029)	7.25% (SOFR + 6.50%/Q)	6/21/2022	21.8	21.4	(2)(12)
Anaqua Parent Holdings, Inc. & Astorg VII Co-Invest Anaqua (16)	Provider of intellectual property management lifecycle software	First lien senior secured loan ($9.6 par due 04/2026)	7.01% (LIBOR + 5.50%/S)	6/24/2021	9.6	9.6	(2)(12)
		First lien senior secured loan ($4.3 par due 04/2026)	5.75% (Euribor + 5.75%/S)	4/10/2019	4.6	4.3	(2)
		Limited partnership units (4,400,000 units)		6/13/2019	4.2	8.1	(2)(6)
					18.4	22.0
APG Intermediate Holdings Corporation and APG Holdings, LLC (4)(16)	Aircraft performance software provider	First lien senior secured loan ($13.4 par due 01/2025)	8.05% (LIBOR + 5.25%/S)	1/3/2020	13.4	13.4	(2)(12)
		Class A membership units (9,750,000 units)		1/3/2020	9.8	9.9	(2)
					23.2	23.3
Appriss Health, LLC and Appriss Health Intermediate Holdings, Inc. (16)	Software platform for identification, prevention and management of substance use disorder	First lien senior secured loan ($5.7 par due 05/2027)	8.25% (LIBOR + 7.25%/Q)	5/6/2021	5.7	5.7	(2)(12)
		Series A preferred shares (32,236 shares)	11.00% PIK	5/6/2021	36.6	36.6	(2)
					42.3	42.3
Apptio, Inc. (16)	Provider of cloud-based technology business management solutions	First lien senior secured revolving loan ($1.7 par due 01/2025)	7.25% (LIBOR + 6.00%/M)	1/10/2019	1.7	1.7	(2)(12)
		First lien senior secured loan ($62.2 par due 01/2025)	7.25% (LIBOR + 6.00%/M)	1/10/2019	62.2	62.2	(2)(12)
					63.9	63.9
Avetta, LLC (16)	Supply chain risk management SaaS platform for global enterprise clients	First lien senior secured loan ($0.2 par due 04/2024)	6.99% (LIBOR + 5.75%/Q)	7/15/2021	0.2	0.2	(2)(12)
AxiomSL Group, Inc. and Calypso Group, Inc. (16)	Provider of risk data management and regulatory reporting software	First lien senior secured loan ($21.3 par due 12/2027)	7.67% (LIBOR + 6.00%/M)	7/21/2021	20.9	21.3	(2)(12)
Banyan Software Holdings, LLC and Banyan Software, LP (16)	Vertical software businesses holding company	First lien senior secured revolving loan ($0.9 par due 10/2025)	9.00% (LIBOR + 6.75%/Q)	10/30/2020	0.9	0.9	(2)(12)
		First lien senior secured loan ($11.5 par due 10/2026)	9.00% (LIBOR + 6.75%/Q)	10/30/2020	11.5	11.5	(2)(12)
		First lien senior secured loan ($12.6 par due 10/2026)	9.00% (LIBOR + 6.75%/Q)	12/16/2021	12.6	12.6	(2)(12)
		Preferred units (120,999 units)		1/7/2022	4.1	4.8	(2)
					29.1	29.8

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Interest (3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Borrower R365 Holdings LLC (16)	Provider of restaurant enterprise resource planning systems	First lien senior secured loan ($15.7 par due 06/2027)	8.76% (LIBOR + 3.50% Cash + 3.00% PIK/Q)	6/10/2021	15.5	15.7	(2)(12)
		First lien senior secured loan ($1.4 par due 06/2027)	8.76% (LIBOR + 3.50% Cash + 3.00% PIK/Q)	1/13/2022	1.4	1.4	(2)(12)
					16.9	17.1
Bottomline Technologies, Inc. (16)	Provider of payment automation solutions	First lien senior secured loan ($53.0 par due 05/2029)	6.74% (SOFR + 5.50%/M)	5/13/2022	53.0	52.0	(2)(12)
Businessolver.com, Inc. (16)	Provider of SaaS-based benefits solutions for employers and employees	First lien senior secured loan ($14.4 par due 12/2027)	8.00% (LIBOR + 5.75%/Q)	12/1/2021	14.4	14.4	(2)(12)
CallMiner, Inc.	Provider of cloud-based conversational analytics solutions	Warrant to purchase up to 2,350,636 shares of Series 1 preferred stock (expires 7/2024)		7/23/2014	—	—
Cardinal Parent, Inc. and Packers Software Intermediate Holdings, Inc. (16)	Provider of software and technology-enabled content and analytical solutions to insurance brokers	Second lien senior secured loan ($64.3 par due 11/2028)	9.37% (LIBOR + 7.75%/Q)	11/12/2020	64.3	61.7	(2)(12)
		Series A preferred shares (24,898 shares)	12.79% PIK (LIBOR + 10.50%/Q)	11/12/2020	29.9	29.9	(2)
		Series A-2 preferred shares (8,963 shares)	12.79% PIK (LIBOR + 10.50%/Q)	12/23/2020	10.6	10.6	(2)
		Series A-3 preferred shares (11,952 shares)	11.00% PIK	11/24/2021	12.8	12.8	(2)
					117.6	115.0
Community Brands ParentCo, LLC (16)	Software and payment services provider to non-profit institutions	First lien senior secured loan ($10.7 par due 02/2028)	7.38% (SOFR + 5.75%/M)	2/24/2022	10.7	10.6	(2)(12)
		Class A units (500,000 units)		12/2/2016	5.0	6.9	(2)
					15.7	17.5
Consilio Midco Limited, Compusoft US LLC, and Consilio Investment Holdings, L.P. (16)	Provider of sales software for the interior design industry	First lien senior secured loan ($75.2 par due 05/2028)	8.01% (SOFR + 5.75%/Q)	5/28/2021	75.2	74.5	(2)(6)(12)
		First lien senior secured loan ($25.5 par due 05/2028)	6.00% (Euribor + 6.00%/Q)	11/30/2021	27.5	25.2	(2)(6)
		First lien senior secured loan ($11.8 par due 05/2028)	7.80% (SOFR + 5.75%/Q)	6/30/2022	11.8	11.7	(2)(6)(12)
		Common units (4,799,000 units)		5/28/2021	4.8	6.5	(2)(6)
					119.3	117.9
CoreLogic, Inc. and T-VIII Celestial Co-Invest LP (16)	Provider of information, insight, analytics, software and other outsourced services primarily to the mortgage, real estate and insurance sectors	Second lien senior secured loan ($155.7 par due 06/2029)	8.19% (LIBOR + 6.50%/M)	6/3/2021	155.7	133.9	(2)(12)
		Limited partnership units (59,665,989 units)		4/29/2021	59.7	74.9	(2)
					215.4	208.8
Cority Software Inc., IQS, Inc. and Cority Parent, Inc. (16)	Provider of environmental, health and safety software to track compliance data	First lien senior secured loan ($6.3 par due 07/2026)	6.00% (LIBOR + 5.00%/Q)	7/2/2019	6.3	6.3	(2)(6)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Interest (3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($4.4 par due 07/2026)	6.00% (LIBOR + 5.00%/Q)	10/15/2019	4.4	4.4	(2)(6)(12)
		First lien senior secured loan ($1.1 par due 07/2026)	8.00% (LIBOR + 7.00%/Q)	9/3/2020	1.1	1.1	(2)(6)(12)
		Preferred equity (198 shares)	9.00% PIK	7/2/2019	0.3	0.7	(2)(6)
		Common equity (190,143 shares)		7/2/2019	—	—	(2)(6)
					12.1	12.5
Cornerstone OnDemand, Inc. and Sunshine Software Holdings, Inc. (16)	Provider of a cloud-based, SaaS platform for talent management	Second lien senior secured loan ($137.5 par due 10/2029)	8.17% (LIBOR + 6.50%/M)	10/15/2021	137.5	125.1	(2)(12)
		Series A preferred shares (116,413 shares)	10.50% PIK	10/15/2021	125.2	117.6	(2)
		Class A-1 common stock (1,360,100 shares)		10/15/2021	13.6	15.3	(2)
					276.3	258.0
Datix Bidco Limited	Global healthcare software company that provides software solutions for patient safety and risk management	First lien senior secured loan ($0.1 par due 04/2025)	6.01% (SOFR + 4.50%/S)	10/7/2019	—	0.1	(2)(6)
Dcert Buyer, Inc., DCert Preferred Holdings, Inc. and Destiny Digital Holdings, L.P.	Provider of internet security tools and solutions	Second lien senior secured loan ($1.3 par due 02/2029)	8.67% (LIBOR + 7.00%/M)	5/26/2022	1.3	1.3	(2)
		Series A preferred shares (129,822 shares)	10.50% PIK	5/25/2021	145.3	138.0	(2)
		Series A units (817,194 units)		5/27/2021	13.3	13.0	(2)
					159.9	152.3
Denali Holdco LLC and Denali Apexco LP (16)	Provider of cybersecurity audit and assessment services	First lien senior secured loan ($37.1 par due 09/2027)	6.63% (LIBOR + 5.50%/S)	9/15/2021	37.1	37.1	(2)(12)
		Class A units (2,549,000 units)		2/22/2022	2.5	2.7	(2)
					39.6	39.8
Diligent Corporation and Diligent Preferred Issuer, Inc. (16)	Provider of secure SaaS solutions for board and leadership team documents	First lien senior secured revolving loan ($1.1 par due 08/2025)	8.49% (LIBOR + 6.25%/Q)	8/4/2020	1.1	1.1	(2)(12)(15)
		First lien senior secured loan ($32.9 par due 08/2025)	9.13% (LIBOR + 6.25%/Q)	8/4/2020	32.3	32.9	(2)(12)
		First lien senior secured loan ($3.2 par due 08/2025)	9.13% (LIBOR + 6.25%/Q)	8/4/2020	3.2	3.2	(2)(12)
		First lien senior secured loan ($2.0 par due 08/2025)	9.13% (LIBOR + 6.25%/Q)	7/30/2021	2.0	2.0	(2)(12)
		First lien senior secured loan ($0.1 par due 08/2025)	8.63% (LIBOR + 5.75%/Q)	3/4/2021	0.1	0.1	(2)(12)
		First lien senior secured loan ($0.1 par due 08/2025)	8.63% (LIBOR + 5.75%/Q)	4/6/2021	0.1	0.1	(2)(12)
		Preferred stock (13,140 shares)	10.50% PIK	4/6/2021	14.2	14.6	(2)
					53.0	54.0
Drilling Info Holdings, Inc. and Titan DI Preferred Holdings, Inc.	SaaS based business analytics company focused on oil and gas industry	Second lien senior secured loan ($25.0 par due 07/2026)	9.92% (LIBOR + 8.25%/M)	2/11/2020	25.0	24.8	(2)
		Preferred stock (29.53 shares)	13.50% PIK	2/11/2020	39.6	40.5	(2)
					64.6	65.3

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Interest (3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
DS Admiral Bidco, LLC (16)	Tax return software provider for government institutions	First lien senior secured loan ($0.1 par due 03/2028)	6.99% (LIBOR + 5.75%/Q)	3/16/2021	0.1	0.1	(2)(12)
Dye & Durham Corporation (16)	Provider of cloud-based software and technology solutions for the legal industry	First lien senior secured loan ($42.1 par due 12/2027)	7.06% (CDOR + 5.75%/Q)	12/3/2021	42.2	42.1	(2)(6)(12)
Elemica Parent, Inc. & EZ Elemica Holdings, Inc. (16)	SaaS based supply chain management software provider focused on chemical markets	First lien senior secured revolving loan ($2.0 par due 09/2025)	7.04% (LIBOR + 5.50%/M)	9/18/2019	2.0	2.0	(2)(12)
		First lien senior secured revolving loan ($1.2 par due 09/2025)	10.25% (Base Rate + 5.50%/Q)	9/18/2019	1.2	1.2	(12)
		First lien senior secured loan ($50.3 par due 09/2025)	7.56% (LIBOR + 5.50%/Q)	9/18/2019	50.3	50.3	(2)(12)
		First lien senior secured loan ($20.4 par due 09/2025)	7.17% (LIBOR + 5.50%/Q)	12/15/2020	20.4	20.4	(2)(12)
		First lien senior secured loan ($11.4 par due 09/2025)	7.33% (LIBOR + 5.50%/Q)	9/18/2019	11.4	11.4	(2)(12)
		Preferred equity (4,599 shares)		9/18/2019	4.6	6.5	(2)
					89.9	91.8
EP Purchaser, LLC and TPG VIII EP Co-Invest II, L.P.	Provider of entertainment workforce and production management solutions	Second lien senior secured loan ($177.9 par due 11/2029)	8.75% (LIBOR + 6.50%/Q)	11/4/2021	177.9	176.1	(2)(12)
		Partnership units (5,034,483 units)		5/10/2019	3.2	11.8	(2)(6)
					181.1	187.9
EpiServer Inc. and Episerver Sweden Holdings AB (16)	Provider of web content management and digital commerce solutions	First lien senior secured loan ($5.5 par due 04/2026)	5.50% (Euribor + 5.50%/M)	3/22/2019	5.9	5.5	(2)
		First lien senior secured loan ($0.1 par due 04/2026)	7.50% (LIBOR + 5.25%/Q)	12/21/2021	0.1	0.1	(2)(12)
		First lien senior secured loan ($0.1 par due 04/2026)	7.50% (LIBOR + 5.25%/Q)	10/9/2018	0.1	0.1	(2)(12)
					6.1	5.7
eResearch Technology, Inc. and Astorg VII Co-Invest ERT (16)	Provider of mission-critical, software-enabled clinical research solutions	Second lien senior secured loan ($30.6 par due 02/2028)	9.67% (LIBOR + 8.00%/M)	4/27/2021	29.7	29.1	(2)(12)
		Second lien senior secured loan ($14.6 par due 02/2028)	9.67% (LIBOR + 8.00%/M)	2/4/2020	14.4	13.9	(2)(12)
		Second lien senior secured loan ($2.5 par due 02/2028)	9.67% (LIBOR + 8.00%/M)	2/4/2020	2.5	2.4	(2)(12)
		Limited partnership interest (3,988,000 shares)		1/31/2020	4.5	3.7	(2)(6)
					51.1	49.1
ESHA Research, LLC and RMCF VI CIV XLVIII, L.P. (16)	Provider of nutritional information and software as a services (SaaS) compliance solutions	First lien senior secured loan ($6.8 par due 06/2028)	7.26% (SOFR + 6.00%/M)	6/8/2022	6.8	6.7	(2)(12)
		Limited partner interests (4,818,000 interests)		6/8/2022	4.8	4.8
					11.6	11.5
Extrahop Networks, Inc. (16)	Provider of real-time wire data analytics solutions for application and infrastructure monitoring	First lien senior secured loan ($16.6 par due 07/2027)	9.75% (LIBOR + 7.50%/Q)	7/22/2021	16.6	16.6	(2)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Interest (3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($2.3 par due 07/2027)	9.75% (LIBOR + 7.50%/Q)	7/20/2021	2.3	2.3	(2)(12)
					18.9	18.9
First Insight, Inc.	Software company providing merchandising and pricing solutions to companies worldwide	Warrant to purchase up to 122,827 units of Series C preferred stock (expires 3/2024)		3/20/2014	—	—
FM:Systems Group, LLC (16)	Provider of facilities and space management software solutions	First lien senior secured loan ($3.2 par due 12/2024)	8.17% (LIBOR + 6.50%/M)	12/2/2019	3.2	3.2	(2)(12)
		First lien senior secured loan ($1.4 par due 12/2024)	7.83% (LIBOR + 6.50%/M)	6/15/2021	1.4	1.4	(2)(12)
					4.6	4.6
Forescout Technologies, Inc. (16)	Network access control solutions provider	First lien senior secured loan ($22.7 par due 08/2026)	11.75% PIK (LIBOR + 9.50%/M)	8/17/2020	22.4	22.7	(2)(12)
Frontline Technologies Group Holding LLC, Frontline Technologies Blocker Buyer, Inc., Frontline Technologies Holdings, LLC and Frontline Technologies Parent, LLC	Provider of human capital management and SaaS-based software solutions to employees and administrators of K-12 school organizations	First lien senior secured loan ($14.7 par due 09/2023)	6.49% (LIBOR + 5.25%/Q)	12/30/2020	14.7	14.7	(2)(12)
		First lien senior secured loan ($0.1 par due 09/2023)	6.49% (LIBOR + 5.25%/Q)	6/15/2021	0.1	0.1	(2)(12)
		Class A preferred units (4,574 units)	9.00% PIK	9/18/2017	6.5	7.0
		Class B common units (499,050 units)		9/18/2017	—	6.4
					21.3	28.2
Genesis Acquisition Co. and Genesis Ultimate Holding Co. (16)	Child care management software and services provider	First lien senior secured revolving loan ($1.5 par due 07/2024)	6.25% (LIBOR + 4.00%/Q)	7/31/2018	1.5	1.5	(2)
		First lien senior secured loan ($9.0 par due 07/2024)	6.75% (LIBOR + 4.50%/Q)	11/16/2021	9.0	8.9	(2)(12)
		First lien senior secured loan ($0.2 par due 07/2024)	6.25% (LIBOR + 4.00%/Q)	7/31/2018	0.2	0.2	(2)
		Second lien senior secured loan ($32.4 par due 07/2025)	8.46% (LIBOR + 7.50%/Q)	7/31/2018	32.4	31.7	(2)
		Second lien senior secured loan ($21.1 par due 07/2025)	8.46% (LIBOR + 7.50%/Q)	11/16/2021	21.1	20.7	(2)(12)
		Second lien senior secured loan ($7.5 par due 07/2025)	8.46% (LIBOR + 7.50%/Q)	6/9/2021	7.5	7.4	(2)
		Class A common stock (8.39 shares)		7/31/2018	0.8	1.2	(2)
					72.5	71.6
GI Ranger Intermediate LLC (16)	Provider of payment processing services and software to healthcare providers	First lien senior secured revolving loan ($0.4 par due 10/2027)	7.55% (SOFR + 6.00%/Q)	10/29/2021	0.4	0.4	(2)(12)
		First lien senior secured loan ($40.3 par due 10/2028)	7.62% (SOFR + 6.00%/Q)	10/29/2021	40.3	40.3	(2)(12)
					40.7	40.7
GraphPAD Software, LLC, Insightful Science Intermediate I, LLC and Insightful Science Holdings, LLC (16)	Provider of data analysis, statistics, and visualization software solutions for scientific research applications	First lien senior secured loan ($16.1 par due 04/2027)	7.17% (LIBOR + 5.50%/M)	4/28/2021	16.1	16.1	(2)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Interest (3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($7.9 par due 04/2027)	6.50% (LIBOR + 5.50%/A)	10/14/2021	7.9	7.9	(2)(12)
		First lien senior secured loan ($7.6 par due 04/2027)	6.50% (LIBOR + 5.50%/A)	11/29/2021	7.6	7.6	(2)(12)
		First lien senior secured loan ($0.5 par due 04/2027)	7.00% (LIBOR + 6.00%/A)	12/21/2017	0.5	0.5	(2)(12)
		Senior subordinated loan ($41.3 par due 04/2032)	10.50% PIK	4/28/2021	41.3	41.3	(2)
		Preferred units (1,828,644 units)	14.00% PIK	4/28/2021	57.6	57.6
					131.0	131.0
Heavy Construction Systems Specialists, LLC (16)	Provider of construction software	First lien senior secured loan ($15.9 par due 11/2028)	7.42% (LIBOR + 5.75%/M)	11/16/2021	15.9	15.9	(2)(12)
Huskies Parent, Inc., GI Insurity Parent LLC and GI Insurity TopCo LP (16)	Insurance software provider	First lien senior secured revolving loan ($5.5 par due 11/2027)	6.58% (LIBOR + 5.50%/Q)	11/3/2021	5.5	5.1	(2)(12)
		First lien senior secured revolving loan ($1.6 par due 11/2027)	9.25% (Base Rate + 4.50%/M)	11/3/2021	1.6	1.5	(2)(12)
		First lien senior secured loan ($60.7 par due 11/2028)	7.11% (LIBOR + 5.50%/Q)	11/3/2021	60.7	57.0	(2)(12)
		Senior subordinated loan ($94.7 par due 11/2031)	10.00% PIK	11/3/2021	94.7	91.9	(2)
		Common units (4,243,657 units)		11/3/2021	8.8	6.6	(2)
					171.3	162.1
IfByPhone Inc.	Voice-based marketing automation software provider	Warrant to purchase up to 124,300 shares of Series C preferred stock (expires 10/2022)		10/15/2012	0.1	—
Imprivata, Inc.	Provider of identity and access management solutions to the healthcare industry	Second lien senior secured loan ($16.1 par due 12/2028)	7.78% (SOFR + 6.25%/M)	4/8/2022	15.9	15.9	(2)(12)
Inmar, Inc.	Technology-driven solutions provider for retailers, wholesalers and manufacturers	Second lien senior secured loan ($28.3 par due 05/2025)	9.67% (LIBOR + 8.00%/M)	4/25/2017	28.2	27.4	(2)(12)
IQN Holding Corp. (16)	Provider of extended workforce management software	First lien senior secured loan ($23.6 par due 05/2029)	6.90% (SOFR + 5.50%/Q)	5/2/2022	23.6	23.3	(2)(12)
IV Rollover Holdings, LLC	Provider of cloud based IT solutions, infrastructure and services	Class B units (170,490 units)		5/31/2017	—	—
		Class X units (5,000,000 units)		5/31/2017	2.1	2.1	(2)
					2.1	2.1
Kaseya Inc. and Knockout Intermediate Holdings I Inc. (16)	Provider of cloud-based software and technology solutions for small and medium sized businesses	First lien senior secured loan ($244.2 par due 06/2029)	8.29% (SOFR + 5.75%/S)	6/22/2022	244.2	239.3	(2)(12)
		Preferred stock (47,132 shares)	11.75% PIK	6/22/2022	47.1	47.1	(2)
					291.3	286.4
Magnesium BorrowerCo, Inc. and Magnesium Co-Invest SCSp (16)	Cybersecurity solutions provider	First lien senior secured loan ($152.4 par due 05/2029)	7.36% (SOFR + 5.75%/M)	5/19/2022	152.4	149.3	(2)(6)(12)
		First lien senior secured loan ($35.2 par due 05/2029)	6.94% (SONIA + 5.75%/Q)	5/19/2022	35.7	34.5	(2)(6)(12)
		Limited partnership interests (3,974 interests)		5/6/2022	38.8	38.8	(2)(6)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Interest (3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					226.9	222.6
Majesco and Magic Topco, L.P. (16)	Insurance software provider	First lien senior secured loan ($30.5 par due 09/2027)	9.51% (LIBOR + 7.25%/Q)	9/21/2020	30.5	30.5	(2)(12)
		Class A units (2,539 units)	9.00% PIK	9/21/2020	3.0	3.5	(2)
		Class B units (570,625 units)		9/21/2020	—	—
					33.5	34.0
Ministry Brands Holdings, LLC and RCP MB Investments B, L.P. (16)	Software and payment services provider to faith-based institutions	First lien senior secured loan ($32.7 par due 12/2028)	7.75% (LIBOR + 5.50%/Q)	12/30/2021	32.7	32.0	(2)(12)
		Limited partner interests (9,574,000 interests)		12/30/2021	9.6	10.0	(2)
					42.3	42.0
Mitchell International, Inc.	Provider of technology, connectivity, and information solutions to the property and casualty insurance industry	Second lien senior secured loan ($91.2 par due 10/2029)	8.10% (LIBOR + 6.50%/M)	10/1/2021	90.4	85.5	(2)(12)(19)
MMIT Holdings, LLC (16)	Provider of market intelligence and analysis for the pharmaceutical industry	First lien senior secured loan ($13.6 par due 09/2027)	8.50% (LIBOR + 6.25%/Q)	10/21/2021	13.6	13.7	(2)(12)
		First lien senior secured loan ($2.8 par due 09/2027)	8.50% (LIBOR + 6.25%/Q)	9/15/2021	2.8	2.9	(2)(12)
					16.4	16.6
MRI Software LLC (16)	Provider of real estate and investment management software	First lien senior secured loan ($47.3 par due 02/2026)	7.75% (LIBOR + 5.50%/Q)	2/10/2020	47.3	46.8	(2)(12)
		First lien senior secured loan ($11.1 par due 02/2026)	7.75% (LIBOR + 5.50%/Q)	8/28/2020	11.1	11.0	(2)(12)
					58.4	57.8
n2y Holding, LLC (16)	Developer of cloud-based special education platform	First lien senior secured revolving loan ($0.1 par due 11/2025)	7.34% (LIBOR + 5.75%/M)	11/15/2019	0.1	0.1	(2)(12)
Netsmart, Inc. and Netsmart Technologies, Inc.	Developer and operator of health care software and technology solutions	First lien senior secured loan ($2.0 par due 10/2027)	6.23% (LIBOR + 4.00%/M)	6/28/2022	2.0	1.9	(12)
OpenMarket Inc.	Provider of cloud-based mobile engagement platform	First lien senior secured loan ($51.8 par due 09/2026)	8.50% (LIBOR + 6.25%/Q)	9/17/2021	51.8	51.8	(2)(6)(12)
Paya, Inc and GTCR-Ultra Holdings LLC (16)	Provider of payment processing and merchant acquiring solutions	Class B units (2,878,372 units)		8/1/2017	—	2.1	(2)
PayNearMe, Inc.	Electronic cash payment system provider	Warrant to purchase up to 195,726 shares of Series E preferred stock (expires 3/2023)		3/11/2016	0.2	—
PDI TA Holdings, Inc., Peachtree Parent, Inc. and Insight PDI Holdings, LLC (16)	Provider of enterprise management software for the convenience retail and petroleum wholesale market	First lien senior secured revolving loan ($1.9 par due 10/2024)	5.54% (LIBOR + 4.50%/Q)	3/19/2019	1.9	1.9	(2)(12)
		First lien senior secured loan ($53.2 par due 10/2024)	5.54% (LIBOR + 4.50%/Q)	3/19/2019	53.2	52.7	(2)(12)
		Second lien senior secured loan ($70.1 par due 10/2025)	9.57% (LIBOR + 8.50%/Q)	3/19/2019	70.1	70.1	(2)(12)
		Second lien senior secured loan ($8.7 par due 10/2025)	9.54% (LIBOR + 8.50%/Q)	4/27/2021	8.7	8.7	(2)(12)
		Second lien senior secured loan ($8.3 par due 10/2025)	9.57% (LIBOR + 8.50%/Q)	12/17/2020	8.3	8.3	(2)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Interest (3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Second lien senior secured loan ($7.2 par due 10/2025)	9.50% (LIBOR + 8.50%/Q)	12/7/2021	7.2	7.2	(2)(12)
		Series A preferred stock (13,656 shares)	13.25% PIK	3/19/2019	20.8	21.1	(2)
		Class A units (2,062,493 units)		3/19/2019	2.1	3.0	(2)
					172.3	173.0
Pegasus Global Enterprise Holdings, LLC, Mekone Blocker Acquisition, Inc. and Mekone Parent, LLC (16)	Provider of plant maintenance and scheduling software	First lien senior secured loan ($22.7 par due 05/2025)	8.00% (LIBOR + 5.75%/Q)	10/16/2020	22.7	22.7	(2)(12)
		First lien senior secured loan ($0.1 par due 05/2025)	8.00% (LIBOR + 5.75%/Q)	6/24/2020	0.1	0.1	(2)(12)
		First lien senior secured loan ($0.2 par due 05/2025)	7.50% (LIBOR + 5.25%/Q)	5/29/2019	0.2	0.2	(2)(12)
		Class A units (5,000 units)		5/29/2019	5.0	14.5
					28.0	37.5
Petvisor Holdings, LLC (16)	Provider of veterinarian-focused SaaS solutions	First lien senior secured loan ($13.9 par due 06/2028)	8.01% (SOFR + 5.50%/S)	6/22/2022	29.0	28.4	(2)(12)
Pluralsight, Inc. (16)	Online education learning platform	First lien senior secured loan ($106.2 par due 04/2027)	9.00% (LIBOR + 8.00%/Q)	4/6/2021	106.2	106.2	(2)(12)
Poplicus Incorporated	Business intelligence and market analytics platform for companies that sell to the public sector	Warrant to purchase up to 2,402,991 shares of Series C preferred stock (expires 6/2025)		6/25/2015	0.1	—
PracticeTek Purchaser, LLC and GSV PracticeTek Holdings, LLC	Software provider for medical practitioners	Class A units (11,804,000 units)	8.00% PIK	3/31/2021	—	10.1	(2)
ProfitSolv Purchaser, Inc. and PS Co-Invest, L.P. (16)	Provider of practice management software to law firms	First lien senior secured loan ($3.9 par due 03/2027)	6.92% (LIBOR + 5.25%/M)	3/5/2021	3.9	3.9	(2)(12)
		Limited partnership units (1,624,000 units)		3/5/2021	1.6	1.6	(2)
					5.5	5.5
Project Alpha Intermediate Holding, Inc. and Qlik Parent, Inc.	Provider of data visualization software for data analytics	First lien senior secured loan ($0.2 par due 04/2024)	6.25% (LIBOR + 4.00%/Q)	6/30/2022	0.2	0.2
		Class A common stock (7,445 shares)		8/22/2016	7.4	15.0	(2)
		Class B common stock (1,841,609 shares)		8/22/2016	0.1	0.2	(2)
					7.7	15.4
Project Essential Bidco, Inc. and Project Essential Super Parent, Inc. (16)	Saas provider of automated crew callout and scheduling software for the utility industry	First lien senior secured loan ($36.4 par due 04/2028)	6.75% (LIBOR + 5.75%/Q)	4/20/2021	36.4	35.6	(2)(12)
		Preferred shares (26,436 shares)	11.79% PIK (LIBOR + 9.50%/Q)	4/20/2021	30.0	28.6	(2)(12)
					66.4	64.2
Project Potter Buyer, LLC and Project Potter Parent, L.P. (16)	Software solutions provider to the ready-mix concrete industry	First lien senior secured loan ($43.9 par due 04/2027)	8.67% (LIBOR + 7.00%/M)	4/23/2020	43.9	43.9	(2)(12)
		First lien senior secured loan ($14.4 par due 04/2027)	8.67% (LIBOR + 7.00%/M)	11/18/2020	14.4	14.4	(2)(12)
		First lien senior secured loan ($12.8 par due 04/2027)	8.67% (LIBOR + 7.00%/M)	10/30/2020	12.8	12.8	(2)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Interest (3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($4.9 par due 04/2027)	8.67% (LIBOR + 7.00%/M)	11/18/2020	4.9	4.9	(2)(12)
		Class B units (588,636 units)		4/23/2020	—	1.5	(2)
					76.0	77.5
Proofpoint, Inc. (16)	Cybersecurity solutions provider	First lien senior secured loan ($1.0 par due 08/2028)	4.82% (LIBOR + 3.25%/Q)	6/9/2021	0.9	0.9	(2)(12)(19)
		Second lien senior secured loan ($34.6 par due 08/2029)	7.82% (LIBOR + 6.25%/Q)	6/9/2021	34.4	33.9	(2)(12)
					35.3	34.8
QF Holdings, Inc. (16)	SaaS based electronic health record software provider	First lien senior secured loan ($8.1 par due 12/2027)	8.76% (LIBOR + 6.25%/Q)	12/15/2021	8.1	8.1	(2)(12)
		First lien senior secured loan ($6.8 par due 12/2027)	7.54% (LIBOR + 6.25%/S)	9/19/2019	6.8	6.8	(2)(12)
					14.9	14.9
Raptor Technologies, LLC, Sycamore Bidco LTD and Rocket Parent, LLC (16)	Provider of SaaS-based safety and security software to the K-12 school market	First lien senior secured loan ($8.5 par due 10/2028)	8.25% (LIBOR + 6.00%/Q)	10/5/2021	8.5	8.5	(2)(6)(12)
		Class A common units (2,880,582 units)		12/17/2018	3.5	5.6
					12.0	14.1
RealPage, Inc.	Provider of enterprise software solutions to the residential real estate industry	Second lien senior secured loan ($84.1 par due 04/2029)	8.17% (LIBOR + 6.50%/M)	4/22/2021	83.0	84.1	(2)(12)
Regent Education, Inc.	Provider of software solutions designed to optimize the financial aid and enrollment processes	Warrant to purchase up to 5,393,194 shares of common stock (expires 12/2026)		12/23/2016	—	—
		Warrant to purchase up to 987 shares of common stock (expires 12/2026)		12/23/2016	—	—
					—	—
Relativity ODA LLC (16)	Electronic discovery document review software platform for use in litigations and investigations	First lien senior secured loan ($21.3 par due 05/2027)	9.15% (LIBOR + 4.00% Cash + 4.00% PIK/M)	5/12/2021	21.3	21.3	(2)(12)
Revalize, Inc. (16)	Develops and operates software providing configuration, price and quote capabilities for sales teams	First lien senior secured revolving loan ($0.6 par due 04/2027)	8.00% (LIBOR + 5.75%/Q)	5/26/2022	0.5	0.6	(2)(12)
		First lien senior secured loan ($0.7 par due 04/2027)	8.00% (LIBOR + 5.75%/Q)	5/26/2022	0.7	0.7	(2)(12)
					1.2	1.3
RMS HoldCo II, LLC & RMS Group Holdings, Inc. (16)	Developer of revenue cycle management solutions, process automation, analytics and integration for the healthcare industry	First lien senior secured loan ($23.4 par due 12/2027)	8.00% (LIBOR + 5.75%/M)	12/16/2021	23.4	23.4	(2)(12)
		Class A common stock (464.9 shares)		12/16/2021	4.6	5.1	(2)
					28.0	28.5
Smarsh Inc. and Skywalker TopCo, LLC (16)	SaaS based communication archival service provider	First lien senior secured loan ($10.6 par due 02/2029)	6.98% (SOFR + 6.50%/Q)	2/18/2022	10.6	10.5	(2)(12)
		Common units (1,742,623 units)		11/20/2020	6.3	8.8	(2)
					16.9	19.3

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Interest (3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
SocialFlow, Inc.	Social media optimization platform provider	Warrant to purchase up to 215,331 shares of Series C preferred stock (expires 1/2026)		1/13/2016	—	—
Sophia, L.P.	Provider of ERP software and services for higher education institutions	Second lien senior secured loan ($105.9 par due 10/2028)	10.25% (LIBOR + 8.00%/Q)	10/7/2020	105.9	105.9	(2)(12)
SoundCloud Limited	Platform for receiving, sending, and distributing music	Common stock (73,422 shares)		8/15/2017	0.4	0.7	(2)(6)
Stamps.com Inc.	Provider of mailing and shipping solutions	First lien senior secured loan ($147.5 par due 10/2028)	6.87% (LIBOR + 5.75%/M)	10/5/2021	147.5	143.1	(2)(12)
Storable, Inc. and EQT IX Co-Investment (E) SCSP	PMS solutions and web services for the self-storage industry	Second lien senior secured loan ($42.8 par due 04/2029)	9.33% (SOFR + 6.75%/S)	4/16/2021	42.8	41.9	(2)(12)
		Second lien senior secured loan ($10.3 par due 04/2029)	9.33% (SOFR + 6.75%/S)	3/2/2022	10.3	10.1	(2)(12)
		Limited partnership interests (614,950 interests)		4/16/2021	6.2	7.4	(2)(6)
					59.3	59.4
Sundance Group Holdings, Inc. (16)	Provider of cloud-based document management and collaboration solutions	First lien senior secured revolving loan ($1.6 par due 07/2027)	8.14% (LIBOR + 6.25%/Q)	7/2/2021	1.5	1.6	(2)(12)
		First lien senior secured loan ($15.4 par due 07/2027)	7.25% (LIBOR + 6.25%/Q)	7/2/2021	15.2	15.4	(2)(12)
					16.7	17.0
Tamarack Intermediate, L.L.C. and Tamarack Parent, L.L.C. (16)	Provider of environment, health, safety, and sustainability software	First lien senior secured loan ($35.3 par due 03/2028)	6.50% (SOFR + 5.75%/Q)	3/11/2022	35.3	35.0	(2)(12)
		Class A-2 units (4,849 units)		3/11/2022	4.8	4.8
					40.1	39.8
TCP Hawker Intermediate LLC (16)	Workforce management solutions provider	First lien senior secured revolving loan ($0.1 par due 08/2025)	7.67% (LIBOR + 5.50%/Q)	8/30/2019	0.1	0.1	(2)(12)
		First lien senior secured loan ($34.6 par due 08/2026)	7.00% (LIBOR + 5.50%/Q)	8/30/2019	34.6	34.3	(2)(12)
		First lien senior secured loan ($6.6 par due 08/2026)	6.50% (LIBOR + 5.50%/S)	12/1/2020	6.6	6.5	(2)(12)
					41.3	40.9
The Ultimate Software Group, Inc. and H&F Unite Partners, L.P. (16)	Provider of cloud based HCM solutions for businesses	First lien senior secured revolving loan ($0.9 par due 05/2024)	5.42% (LIBOR + 3.75%/M)	5/3/2019	0.9	0.9	(2)(6)(15)
		Limited partnership interests (12,583,556 interests)		5/3/2019	12.6	14.0	(2)(6)
					13.5	14.9
Verscend Holding Corp. (16)	Healthcare analytics solutions provider	First lien senior secured revolving loan		8/27/2018	—	—	(14)
VS Buyer, LLC (16)	Provider of software-based data protection solutions	First lien senior secured revolving loan		2/19/2020	—	—	(19)
WebPT, Inc. (16)	Electronic medical record software provider	First lien senior secured revolving loan ($0.2 par due 01/2028)	8.07% (LIBOR + 6.75%/M)	8/28/2019	0.2	0.2	(2)(12)
		First lien senior secured loan ($48.1 par due 01/2028)	8.32% (LIBOR + 6.75%/Q)	8/28/2019	48.1	48.1	(2)(12)
					48.3	48.3

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Interest (3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Wellness AcquisitionCo, Inc. (16)	Provider of retail consumer insights and analytics for manufacturers and retailers in the natural, organic and specialty products industry	First lien senior secured loan ($0.1 par due 01/2027)	6.50% (LIBOR + 5.50%/Q)	1/20/2021	0.1	0.1	(2)(12)
WorkWave Intermediate II, LLC (16)	Provider of cloud-based field services and fleet management solutions	First lien senior secured loan ($64.0 par due 06/2027)	9.38% PIK (SOFR + 7.25%/Q)	6/29/2021	64.0	64.0	(2)(12)

					4,835.7	4,825.2		51.70%
Diversified Financials
BCC Blueprint Holdings I, LLC and BCC Blueprint Investments, LLC	Provider of comprehensive suite of investment management and wealth planning solutions	First lien senior secured loan ($0.2 par due 09/2027)	8.08% (LIBOR + 6.25%/Q)	9/15/2021	0.2	0.2	(2)(12)
		Senior subordinated loan ($4.7 par due 09/2026)	9.30% PIK	9/15/2021	4.7	4.7	(2)
		Common units (4,397,705 units)		9/15/2021	4.4	4.0	(2)
					9.3	8.9
Beacon Pointe Harmony, LLC (16)	Provider of comprehensive wealth management services	First lien senior secured loan ($14.5 par due 12/2028)	6.70% (LIBOR + 5.25%/Q)	12/29/2021	14.5	14.3	(2)(6)(12)
		First lien senior secured loan ($1.4 par due 12/2028)	7.43% (LIBOR + 5.25%/Q)	12/29/2021	1.4	1.4	(2)(6)(12)
					15.9	15.7
Convera International Holdings Limited and Convera International Financial S.A R.L. (16)	Provider of international payment and FX risk management solutions	First lien senior secured loan ($63.1 par due 03/2028)	7.80% (SOFR + 5.75%/Q)	3/1/2022	63.1	62.5	(2)(12)
CrossCountry Mortgage, LLC (16)	Mortgage company originating loans in the retail and consumer direct channels	First lien senior secured loan ($93.8 par due 11/2027)	8.57% (LIBOR + 7.00%/Q)	11/10/2021	93.8	92.8	(2)(12)
DFC Global Facility Borrower III LLC (16)	Non-bank provider of alternative financial services	First lien senior secured revolving loan ($156.2 par due 06/2026)	8.56% (LIBOR + 7.50%/M)	6/10/2021	162.4	156.2	(2)(6)(10)(12)
eCapital Finance Corp.	Consolidator of commercial finance businesses	Senior subordinated loan ($55.8 par due 12/2025)	8.90% (SOFR + 7.75%/M)	4/28/2022	55.8	55.8	(2)(12)
		Senior subordinated loan ($56.0 par due 12/2025)	8.90% (SOFR + 7.75%/M)	1/31/2020	56.0	56.0	(2)(12)
		Senior subordinated loan ($24.3 par due 12/2025)	8.90% (SOFR + 7.75%/M)	1/13/2022	24.3	24.3	(2)(12)
		Senior subordinated loan ($5.4 par due 12/2025)	8.90% (SOFR + 7.75%/M)	11/24/2020	5.4	5.4	(2)(12)
					141.5	141.5
EP Wealth Advisors, LLC (16)	Wealth management and financial planning firm	First lien senior secured revolving loan ($0.7 par due 09/2026)	6.75% (LIBOR + 4.50%/Q)	9/4/2020	0.7	0.7	(2)(12)
		First lien senior secured loan ($0.7 par due 09/2026)	6.31% (LIBOR + 4.50%/Q)	11/19/2021	0.7	0.7	(2)(12)
		First lien senior secured loan ($0.2 par due 09/2026)	6.75% (LIBOR + 4.50%/Q)	9/4/2020	0.2	0.2	(2)(12)
					1.6	1.6
Green Street Parent, LLC and Green Street Intermediate Holdings, LLC (16)	Provider of REIT research data and analytics	First lien senior secured loan ($0.1 par due 08/2026)	7.32% (LIBOR + 5.75%/Q)	12/14/2021	0.1	0.1	(2)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Interest (3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
HighTower Holding, LLC	Provider of investment, financial and retirement planning services	Senior subordinated loan ($6.0 par due 04/2029)	6.75%	6/8/2022	4.9	4.5	(2)(6)(19)
Ivy Hill Asset Management, L.P. (5)	Asset management services	Senior subordinated loan ($438.2 par due 1/2030)	8.07% (SOFR + 6.50%/Q)	2/8/2018	438.2	438.2	(6)(12)
		Member interest (100.00% interest)		6/15/2009	1,217.3	1,367.1	(6)
					1,655.5	1,805.3
Javlin Three LLC, Javlin Four LLC, and Javlin Five LLC	Asset-backed financial services company	First lien senior secured loan ($15.5 par due 11/2018)		6/24/2014	12.5	—	(2)(6)(11)
Joyce Lane Capital LLC and Joyce Lane Financing SPV LLC (fka Ciena Capital LLC) (5)(16)	Specialty finance company	Equity interests		11/29/2010	—	—	(6)
Lido Advisors, LLC (16)	Wealth management and financial planning firm	First lien senior secured revolving loan ($0.3 par due 06/2027)	6.02% (LIBOR + 4.50%/M)	6/15/2021	0.3	0.3	(2)(12)
LS DE LLC and LM LSQ Investors LLC	Asset based lender	Senior subordinated loan ($3.0 par due 06/2021)	10.50%	6/15/2017	3.0	3.0	(2)(6)
		Senior subordinated loan ($37.0 par due 03/2024)	10.50%	6/25/2015	37.0	37.0	(2)(6)
		Membership units (3,275,000 units)		6/25/2015	3.3	3.7	(6)
					43.3	43.7
Monica Holdco (US) Inc. (16)	Investment technology and advisory firm	First lien senior secured loan ($2.6 par due 01/2028)	8.50% (LIBOR + 6.25%/Q)	1/8/2021	2.6	2.6	(2)(12)
Priority Holdings, LLC and Priority Technology Holdings, Inc.	Provider of merchant acquiring and payment processing solutions	First lien senior secured loan ($6.7 par due 04/2027)	7.32% (LIBOR + 5.75%/Q)	4/27/2021	6.7	6.5	(2)(6)(12)
		Senior preferred stock (65,761 shares)	13.02% (LIBOR + 5.00% Cash + 7.00% PIK/Q)	4/27/2021	66.7	70.7	(2)(6)(12)
		Warrant to purchase up to 527,226 shares of common stock (expires 4/2031)		4/27/2021	4.0	1.7	(2)(6)
					77.4	78.9
Rialto Management Group, LLC (16)	Investment and asset management platform focused on real estate	First lien senior secured revolving loan		11/30/2018	—	—	(14)
		First lien senior secured loan ($0.1 par due 12/2025)	7.42% (LIBOR + 5.75%/M)	12/22/2021	0.1	0.1	(2)(6)(12)
		First lien senior secured loan ($0.1 par due 12/2025)	7.42% (LIBOR + 5.75%/M)	4/30/2021	0.1	0.1	(2)(6)(12)
		First lien senior secured loan ($0.3 par due 12/2025)	7.42% (LIBOR + 5.75%/M)	11/30/2018	0.3	0.3	(2)(6)(12)
					0.5	0.5
TA/WEG Holdings, LLC (16)	Wealth management and financial planning firm	First lien senior secured revolving loan ($0.7 par due 10/2027)	7.00% (LIBOR + 6.00%/S)	10/2/2019	0.7	0.7	(2)(12)(15)
		First lien senior secured loan ($8.3 par due 10/2027)	7.13% (SOFR + 6.00%/S)	8/13/2021	8.3	8.3	(2)(12)
		First lien senior secured loan ($0.1 par due 10/2027)	7.52% (SOFR + 6.00%/S)	6/3/2021	0.1	0.1	(2)(12)
		First lien senior secured loan ($0.1 par due 10/2027)	7.00% (LIBOR + 6.00%/S)	11/6/2020	0.1	0.1	(2)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Interest (3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($0.1 par due 10/2027)	7.67% (SOFR + 6.00%/S)	10/2/2019	0.1	0.1	(2)(12)
					9.3	9.3
The Mather Group, LLC, TVG-TMG Topco, Inc., and TVG-TMG Holdings, LLC (16)	Provider of comprehensive wealth management services	First lien senior secured loan ($2.8 par due 03/2028)	8.33% (SOFR + 5.75%/Q)	3/31/2022	2.8	2.8	(2)(6)(12)
		Senior subordinated loan ($2.8 par due 03/2029)	12.00% PIK	3/31/2022	2.8	2.8	(2)(6)
		Series A preferred units (7,199 units)		3/31/2022	7.2	7.2	(2)(6)
		Common units (7,199 units)		3/31/2022	—	—	(6)
					12.8	12.8
The Ultimus Group Midco, LLC, The Ultimus Group, LLC, and The Ultimus Group Aggregator, LP (16)	Provider of asset-servicing capabilities for fund managers	First lien senior secured loan ($37.6 par due 02/2026)	6.75% (LIBOR + 4.50%/Q)	2/1/2019	37.6	37.6	(2)(12)
		Class A units (1,443 units)		9/16/2019	1.6	2.2
		Class A units (245 units)		2/1/2019	0.2	—
		Class B units (245,194 units)		2/1/2019	—	—
		Class B units (2,167,424 units)		2/1/2019	—	—
					39.4	39.8
WA Asset Management, LLC (16)	Wealth management and financial planning firm	First lien senior secured loan ($4.0 par due 03/2028)	7.64% (SOFR + 5.50%/Q)	3/1/2022	4.0	4.0	(2)(6)(12)

					2,350.2	2,481.0		26.58%
Health Care Services
Absolute Dental Group LLC and Absolute Dental Equity, LLC (5)(16)	Dental services provider	First lien senior secured revolving loan ($4.1 par due 06/2024)	12.75% (Base Rate + 3.00% Cash + 5.00% PIK/Q)	6/1/2021	4.1	4.1	(2)(12)
		First lien senior secured loan ($50.8 par due 06/2024)	11.26% (LIBOR + 4.00% Cash + 5.00% PIK/Q)	6/1/2021	50.8	50.8	(2)(12)
		Class A common units (7,617,280 units)		6/1/2021	4.7	12.1	(2)
					59.6	67.0
ADG, LLC and RC IV GEDC Investor LLC (16)	Dental services provider	First lien senior secured revolving loan ($10.9 par due 09/2023)	6.44% (LIBOR + 4.25% Cash + 0.50% PIK/M)	9/28/2016	10.9	10.8	(2)(12)
		First lien senior secured revolving loan ($1.2 par due 09/2023)	8.50% (Base Rate + 3.25% Cash + 0.50% PIK/Q)	9/28/2016	1.2	1.2	(2)(12)
		Second lien senior secured loan ($121.8 par due 03/2024)	11.69% PIK (LIBOR + 10.00%/M)	9/28/2016	101.7	109.6	(2)(12)
		Membership units (3,000,000 units)		9/28/2016	3.0	—
					116.8	121.6
AthenaHealth Group Inc., Minerva Holdco, Inc. and BCPE Co-Invest (A), LP (16)	Revenue cycle management provider to the physician practices and acute care hospitals	Series A preferred stock (198,504 shares)	10.75% PIK	2/15/2022	206.6	206.6	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Interest (3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Class A units (10,487,950 units)		2/15/2022	10.5	10.5	(2)
					217.1	217.1
BAART Programs, Inc., MedMark Services, Inc., and Canadian Addiction Treatment Centres LP (16)	Opiod treatment provider	First lien senior secured loan ($5.7 par due 06/2027)	6.35% (LIBOR + 5.00%/M)	5/26/2022	5.8	5.7	(2)(12)
Bambino Group Holdings, LLC	Dental services provider	Class A preferred units (1,000,000 units)		12/21/2016	1.0	1.1	(2)
Bearcat Buyer, Inc. and Bearcat Parent, Inc. (16)	Provider of central institutional review boards over clinical trials	Second lien senior secured loan ($69.4 par due 07/2027)	10.50% (LIBOR + 8.25%/Q)	7/9/2019	69.4	69.4	(2)(12)
		Second lien senior secured loan ($12.7 par due 07/2027)	10.50% (LIBOR + 8.25%/Q)	9/10/2019	12.7	12.7	(2)(12)
		Class B common units (4,211 units)		7/9/2019	4.2	19.7	(2)
					86.3	101.8
CCS-CMGC Holdings, Inc. (16)	Correctional facility healthcare operator	First lien senior secured revolving loan		9/25/2018	—	—	(14)
		First lien senior secured loan ($33.8 par due 10/2025)	7.07% (LIBOR + 5.50%/Q)	9/25/2018	33.6	32.4	(2)
Center for Autism and Related Disorders, LLC (16)	Autism treatment and services provider specializing in applied behavior analysis therapy	First lien senior secured revolving loan ($6.8 par due 11/2023)	8.50% (LIBOR + 6.25%/Q)	11/21/2018	6.8	6.0	(2)(15)
		First lien senior secured revolving loan ($0.2 par due 11/2023)	8.50% PIK (LIBOR + 6.25%/Q)	1/10/2022	0.2	0.2	(2)
					7.0	6.2
Comprehensive EyeCare Partners, LLC (16)	Vision care practice management company	First lien senior secured revolving loan ($0.3 par due 02/2024)	8.13% (SOFR + 5.75%/Q)	2/14/2018	0.3	0.3	(2)(12)
		First lien senior secured loan ($0.3 par due 02/2024)	8.13% (SOFR + 5.75%/Q)	2/14/2018	0.3	0.3	(2)(12)
					0.6	0.6
Convey Health Solutions, Inc.	Healthcare workforce management software provider	First lien senior secured loan ($7.1 par due 09/2026)	6.42% (LIBOR + 4.75%/M)	2/1/2022	7.1	7.1	(2)(6)(12)
		First lien senior secured loan ($2.7 par due 09/2026)	6.42% (LIBOR + 4.75%/M)	9/4/2019	2.7	2.7	(2)(6)(12)
					9.8	9.8
Crown CT Parent Inc., Crown CT HoldCo Inc. and Crown CT Management LLC (16)	Provider of medical devices and services for the treatment of positional plagiocephaly	First lien senior secured loan ($24.6 par due 03/2029)	7.17% (LIBOR + 5.50%/Q)	3/8/2022	24.6	24.4	(2)(12)
		Class A shares (176 shares)		3/8/2022	1.8	1.8	(2)
		Common units (28.46 units)		3/8/2022	0.3	0.3	(2)
					26.7	26.5
CVP Holdco, Inc. and OMERS Wildcats Investment Holdings LLC (16)	Veterinary hospital operator	First lien senior secured loan ($66.3 par due 10/2025)	7.35% (LIBOR + 5.75%/Q)	4/26/2021	66.3	66.3	(2)(12)
		First lien senior secured loan ($39.1 par due 10/2025)	6.75% (LIBOR + 5.75%/S)	10/31/2019	39.1	39.1	(2)(12)
		First lien senior secured loan ($20.3 par due 10/2025)	7.42% (LIBOR + 5.75%/M)	1/10/2022	20.3	20.3	(2)(12)
		Common stock (36,254 shares)		10/31/2019	11.9	18.5	(2)
					137.6	144.2

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Interest (3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Ensemble RCM, LLC	Provider of technology-enabled revenue cycle management services to the health care industry	First lien senior secured loan ($2.6 par due 08/2026)	6.24% (LIBOR + 5.00%/Q)	4/15/2022	2.5	2.5	(2)(12)
Explorer Investor, Inc (16)	Provider of outsourced employee staffing services to the life sciences and healthcare industries	First lien senior secured loan ($1.2 par due 06/2029)	8.01% (SOFR + 6.00%/Q)	6/28/2022	1.1	1.1	(12)
GHX Ultimate Parent Corporation, Commerce Parent, Inc. and Commerce Topco, LLC (16)	On-demand supply chain automation solutions provider to the healthcare industry	Second lien senior secured loan ($114.0 par due 05/2029)	9.63% (LIBOR + 6.75%/Q)	5/26/2021	114.0	111.8	(2)(12)
		Class A units (14,853,569 units)		6/30/2017	15.7	33.3	(2)
					129.7	145.1
Global Medical Response, Inc. and GMR Buyer Corp.	Emergency air medical services provider	First lien senior secured loan ($7.4 par due 03/2025)	5.92% (SOFR + 4.25%/M)	6/21/2022	7.0	6.9	(12)(19)
		First lien senior secured loan ($14.6 par due 10/2025)	6.30% (LIBOR + 4.25%/M)	6/6/2022	13.8	13.6	(2)(12)(19)
		Second lien senior secured loan ($95.4 par due 12/2029)	8.81% (LIBOR + 6.75%/Q)	12/17/2021	95.4	90.7	(2)(12)
		Warrant to purchase up to 115,733 units of common stock (expires 3/2028)		3/14/2018	0.9	3.0	(2)
		Warrant to purchase up to 1,926.57 units of common stock (expires 12/2031)		12/17/2021	0.1	—	(2)
					117.2	114.2
HealthEdge Software, Inc. (16)	Provider of financial, administrative and clinical software platforms to the healthcare industry	First lien senior secured revolving loan		12/16/2021	—	—	(14)
		First lien senior secured loan ($82.7 par due 04/2026)	8.98% (LIBOR + 7.00%/Q)	12/16/2021	82.7	82.7	(2)(12)
Honor Technology, Inc.	Nursing and home care provider	First lien senior secured loan ($2.5 par due 08/2026)	11.00% (LIBOR + 10.00%/M)	8/6/2021	2.4	2.5	(2)(12)
		Warrant to purchase up to 133,333 shares of series D-2 preferred stock (expires 8/2031)		8/6/2021	0.1	—	(2)
					2.5	2.5
JDC Healthcare Management, LLC (16)	Dental services provider	First lien senior secured revolving loan ($4.5 par due 04/2024)		4/10/2017	3.7	2.9	(2)(11)
		First lien senior secured loan ($38.7 par due 04/2024)		4/10/2017	31.4	24.8	(2)(11)
					35.1	27.7
KBHS Acquisition, LLC (d/b/a Alita Care, LLC) (16)	Provider of behavioral health services	First lien senior secured revolving loan ($1.2 par due 03/2024)	7.10% (LIBOR + 4.00% Cash + 1.00% PIK/Q)	3/17/2017	1.2	1.2	(2)(12)
Lifescan Global Corporation	Provider of blood glucose monitoring systems for home and hospital use	First lien senior secured loan ($15.0 par due 10/2024)	6.96% (LIBOR + 6.00%/Q)	5/26/2022	14.3	14.3	(19)
		Second lien senior secured loan ($0.2 par due 10/2025)	10.46% (LIBOR + 9.50%/Q)	5/26/2022	0.2	0.2	(19)
					14.5	14.5

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Interest (3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Medline Borrower, LP (16)	Manufacturer and distributor of medical supplies	First lien senior secured revolving loan		10/21/2021	—	—	(14)
Napa Management Services Corporation and ASP NAPA Holdings, LLC	Anesthesia management services provider	Senior preferred units (5,320 units)	8.00% PIK	6/29/2020	0.3	0.3	(2)
		Preferred units (1,842 units)	15.00% PIK	6/29/2020	0.2	0.2	(2)
		Class A units (25,277 units)		4/19/2016	2.5	4.0	(2)
					3.0	4.5
NMN Holdings III Corp. and NMN Holdings LP (16)	Provider of complex rehabilitation technology solutions for patients with mobility loss	First lien senior secured revolving loan ($0.5 par due 11/2023)	7.50% (Base Rate + 2.75%/Q)	11/13/2018	0.5	0.5	(2)(15)
		Partnership units (30,000 units)		11/13/2018	3.0	3.1	(2)
					3.5	3.6
NueHealth Performance, LLC (16)	Developer, builder and manager of specialty surgical hospitals and ambulatory surgery centers	First lien senior secured revolving loan ($3.3 par due 09/2023)	9.67% (LIBOR + 8.00%/M)	9/27/2018	3.3	3.3	(2)(12)
		First lien senior secured loan ($3.6 par due 09/2023)	9.67% (LIBOR + 8.00%/M)	9/27/2018	3.6	3.7	(2)(12)
					6.9	7.0
Olympia Acquisition, Inc., Olympia TopCo, L.P., and Asclepius Holdings LLC (5)(16)	Behavioral health and special education platform provider	First lien senior secured loan ($47.9 par due 02/2027)	10.53% PIK (SOFR + 9.00%/M)	9/24/2019	47.9	47.9	(2)(12)
		First lien senior secured loan ($3.4 par due 02/2027)	10.63% PIK (SOFR + 9.00%/M)	2/28/2022	3.4	3.4	(2)(12)
		Preferred stock (7,983 shares)		2/28/2022	3.1	0.9	(2)
		Preferred units (417,189)		7/28/2021	0.3	—
		Common units (7,584 units)		2/28/2022	—	—
		Class A common units (9,549,000 units)		9/24/2019	9.5	—
					64.2	52.2
OMH-HealthEdge Holdings, LLC	Revenue cycle management provider to the healthcare industry	First lien senior secured loan ($26.0 par due 10/2025)	7.00% (LIBOR + 5.50%/S)	10/24/2019	26.0	26.0	(2)(12)
		First lien senior secured loan ($15.3 par due 10/2025)	7.50% (LIBOR + 5.50%/S)	3/10/2021	15.3	15.3	(2)(12)
		First lien senior secured loan ($7.4 par due 10/2025)	7.50% (LIBOR + 6.00%/S)	3/8/2022	7.4	7.4	(2)(12)
					48.7	48.7
Pathway Vet Alliance LLC and Jedi Group Holdings LLC (16)	Veterinary hospital operator	Second lien senior secured loan ($76.3 par due 03/2028)	9.42% (LIBOR + 7.75%/M)	3/31/2020	76.3	73.3	(2)(12)
		Class R common units (6,004,768 units)		3/31/2020	6.0	7.1	(2)
					82.3	80.4
PetVet Care Centers, LLC	Veterinary hospital operator	First lien senior secured loan ($5.3 par due 02/2025)	6.51% (SOFR + 5.00%/Q)	6/27/2022	5.1	5.2	(12)
PhyMED Management LLC	Provider of anesthesia services	Second lien senior secured loan ($59.7 par due 09/2022)		12/18/2015	55.8	1.2	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Interest (3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Premise Health Holding Corp. and OMERS Bluejay Investment Holdings LP (16)	Provider of employer-sponsored onsite health and wellness clinics and pharmacies	First lien senior secured revolving loan		7/10/2018	—	—	(14)
		First lien senior secured loan ($8.6 par due 07/2025)	5.75% (LIBOR + 3.50%/Q)	7/10/2018	8.6	8.3	(2)
		Second lien senior secured loan ($67.1 par due 07/2026)	9.75% (LIBOR + 7.50%/Q)	7/10/2018	66.8	65.8	(2)
		Class A units (9,775 units)		7/10/2018	9.8	14.1	(2)
					85.2	88.2
Project Ruby Ultimate Parent Corp.	Provider of care coordination and transition management software solutions	Second lien senior secured loan ($193.1 par due 03/2029)	8.17% (LIBOR + 6.50%/M)	3/10/2021	193.1	187.3	(2)(12)
RTI Surgical, Inc. and Pioneer Surgical Technology, Inc. (16)	Manufacturer of biologic, metal and synthetic implants/devices	First lien senior secured revolving loan ($7.7 par due 07/2026)	8.25% (LIBOR + 6.75%/S)	7/20/2020	7.7	7.6	(2)(12)
		First lien senior secured loan ($22.6 par due 07/2026)	8.25% (LIBOR + 6.75%/S)	7/20/2020	22.6	22.4	(2)(12)
					30.3	30.0
SiroMed Physician Services, Inc. and SiroMed Equity Holdings, LLC (16)	Outsourced anesthesia provider	First lien senior secured loan ($10.3 par due 03/2024)	7.01% (LIBOR + 4.75%/Q)	3/26/2018	10.3	9.8	(2)(12)
		Common units (684,854 units)		3/26/2018	4.8	0.8	(2)
					15.1	10.6
SM Wellness Holdings, Inc. and SM Holdco, Inc. (16)	Breast cancer screening provider	Series A units (8,041 units)		8/1/2018	8.0	0.1	(2)
		Series B units (804,142 units)		8/1/2018	—	10.0	(2)
					8.0	10.1
Symplr Software Inc. and Symplr Software Intermediate Holdings, Inc. (16)	SaaS based healthcare compliance platform provider	First lien senior secured revolving loan ($2.7 par due 12/2025)	7.50% (Base Rate + 2.75%/Q)	12/22/2020	2.7	2.6	(2)
		First lien senior secured loan ($12.4 par due 12/2027)	6.65% (SOFR + 4.50%/Q)	2/8/2022	12.4	11.9	(2)(12)
		Second lien senior secured loan ($76.2 par due 12/2028)	9.93% (SOFR + 7.88%/Q)	12/22/2020	76.2	74.7	(2)(12)
		Series C-1 preferred shares (75,939 shares)	11.00% PIK	6/18/2021	89.8	87.1	(2)
		Series C-2 preferred shares (40,115 shares)	11.00% PIK	6/18/2021	44.9	43.6	(2)
		Series C-3 preferred shares (16,201 shares)	11.00% PIK	10/12/2021	17.6	17.0	(2)
					243.6	236.9
Synergy HomeCare Franchising, LLC and NP/Synergy Holdings, LLC (16)	Franchisor of private-pay home care for the elderly	First lien senior secured loan ($15.3 par due 04/2024)	8.00% (LIBOR + 5.75%/Q)	4/2/2018	15.3	15.3	(2)(12)
		Common units (550 units)		4/2/2018	0.5	0.9
					15.8	16.2
Teligent, Inc.	Pharmaceutical company that develops, manufactures and markets injectable pharmaceutical products	Second lien senior secured loan ($83.7 par due 12/2022)		12/13/2018	67.5	38.5	(2)(11)
		Second lien senior secured loan ($1.0 par due 12/2022)		1/27/2021	0.8	0.5	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Interest (3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Second lien senior secured loan ($0.6 par due 12/2022)		1/27/2021	0.5	0.3	(9)(11)
		Series D preferred stock (77,725 shares)		1/27/2021	—	—
		Warrant to purchase up to 490,492 shares of common stock (expires 4/2025)		4/6/2020	—	—
		Warrant to purchase up to 122,548 shares of common stock (expires 7/2025)		7/20/2020	—	—
					68.8	39.3
Therapy Brands Holdings LLC (16)	Provider of software solutions for the mental and behavioral health market segments	Second lien senior secured loan ($20.5 par due 05/2029)	7.54% (LIBOR + 6.75%/Q)	6/2/2021	20.3	20.0	(2)(12)
Touchstone Acquisition, Inc. and Touchstone Holding, L.P.	Manufacturer of consumable products in the dental, medical, cosmetic and consumer/industrial end-markets	Class A preferred units (2,149 units)	8.00% PIK	11/15/2018	2.9	2.1	(2)
U.S. Anesthesia Partners, Inc. & U.S. Anesthesia Partners Holdings, Inc.	Anesthesiology service provider	Second lien senior secured loan ($147.8 par due 10/2029)	8.56% (LIBOR + 7.50%/M)	10/1/2021	147.8	143.3	(2)(12)
		Common stock (3,671,429 shares)		12/3/2021	12.9	14.4	(2)
					160.7	157.7
VPP Intermediate Holdings, LLC and VPP Group Holdings, L.P. (16)	Veterinary hospital operator	First lien senior secured loan ($3.5 par due 12/2027)	7.33% (LIBOR + 5.75%/M)	12/1/2021	3.5	3.4	(2)(12)
		Class A-2 units (7,524 units)		12/1/2021	7.5	6.8	(2)
					11.0	10.2
WSHP FC Acquisition LLC (16)	Provider of biospecimen products for pharma research	First lien senior secured revolving loan ($5.1 par due 03/2027)	7.67% (LIBOR + 6.00%/M)	3/30/2018	5.1	5.1	(2)(12)
		First lien senior secured loan ($33.2 par due 03/2027)	8.25% (LIBOR + 6.00%/Q)	3/30/2018	33.2	33.2	(2)(12)
		First lien senior secured loan ($10.8 par due 03/2027)	8.25% (LIBOR + 6.00%/Q)	10/31/2019	10.8	10.8	(2)(12)
		First lien senior secured loan ($4.9 par due 03/2027)	8.25% (LIBOR + 6.00%/Q)	10/14/2021	4.9	4.9	(2)(12)
		First lien senior secured loan ($4.5 par due 03/2027)	8.25% (LIBOR + 6.00%/Q)	2/11/2019	4.5	4.5	(2)(12)
		First lien senior secured loan ($3.0 par due 03/2027)	8.25% (LIBOR + 6.00%/Q)	11/23/2021	3.0	3.0	(2)(12)
		First lien senior secured loan ($2.8 par due 03/2027)	8.25% (LIBOR + 6.00%/Q)	8/30/2019	2.8	2.8	(2)(12)
		First lien senior secured loan ($8.5 par due 03/2027)	7.01% (LIBOR + 6.00%/Q)	8/30/2019	8.5	8.5	(2)(12)
					72.8	72.8

					2,285.5	2,209.7		23.67%
Commercial & Professional Services

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Interest (3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Accommodations Plus Technologies LLC and Accommodations Plus Technologies Holdings LLC (16)	Provider of outsourced crew accommodations and logistics management solutions to the airline industry	First lien senior secured revolving loan ($4.1 par due 05/2023)	10.75% (LIBOR + 8.50%/Q)	5/11/2018	4.1	4.0	(2)(12)
		Class A common units (236,358 units)		5/11/2018	4.3	4.3
					8.4	8.3
Aero Operating LLC	Provider of snow removal and melting service for airports and marine terminals	First lien senior secured loan ($36.4 par due 02/2026)	8.50% (LIBOR + 7.00%/Q)	2/7/2020	36.4	35.7	(2)(12)
		First lien senior secured loan ($1.2 par due 02/2026)	8.50% (LIBOR + 7.00%/Q)	12/31/2021	1.2	1.1	(2)(12)
					37.6	36.8
AI Fire Buyer, Inc. and AI Fire Parent LLC (16)	Provider of fire safety and life safety services	First lien senior secured revolving loan ($3.2 par due 03/2027)	7.96% (SOFR + 6.00%/Q)	3/22/2021	3.2	3.1	(2)(12)
		First lien senior secured loan ($23.6 par due 03/2027)	7.21% (LIBOR + 6.00%/Q)	3/22/2021	23.6	23.3	(2)(12)
		First lien senior secured loan ($3.4 par due 03/2027)	8.20% (SOFR + 6.00%/Q)	3/22/2021	3.4	3.4	(2)(12)
		Second lien senior secured loan ($42.6 par due 09/2027)	13.20% PIK (SOFR + 11.00%/Q)	3/22/2021	42.6	41.7	(2)(12)
		Second lien senior secured loan ($9.6 par due 09/2027)	13.20% PIK (SOFR + 11.00%/Q)	5/27/2022	9.6	9.4	(2)(12)
		Second lien senior secured loan ($9.3 par due 09/2027)	13.20% PIK (SOFR + 11.00%/Q)	6/30/2022	9.3	9.1	(2)(12)
		Common units (46,990 units)		3/22/2021	4.7	4.6	(2)
					96.4	94.6
Applied Technical Services, LLC (16)	Provider engineering, testing, and inspection services to various industrial, commercial and consumer customers	First lien senior secured revolving loan ($1.3 par due 12/2026)	9.50% (Base Rate + 4.75%/Q)	5/26/2022	1.1	1.3	(2)(12)
		First lien senior secured loan ($0.8 par due 12/2026)	7.78% (LIBOR + 5.75%/Q)	5/26/2022	0.8	0.7	(2)(12)
					1.9	2.0
Argenbright Holdings V, LLC (16)	Provider of outsourced security guard services, outsourced facilities management and outsourced aviation services	First lien senior secured loan ($21.0 par due 11/2026)	7.67% (LIBOR + 6.00%/M)	11/30/2021	21.0	21.0	(2)(12)
Capstone Acquisition Holdings, Inc. and Capstone Parent Holdings, LP (16)	Outsourced supply chain solutions provider to operators of distribution centers	First lien senior secured revolving loan		11/12/2020	—	—	(14)
		First lien senior secured loan ($0.3 par due 11/2027)	6.42% (LIBOR + 4.75%/M)	11/12/2020	0.3	0.3	(2)(12)
		Second lien senior secured loan ($68.3 par due 11/2028)	10.42% (LIBOR + 8.75%/M)	11/12/2020	68.3	68.3	(2)(12)
		Class A units (10,581 units)		11/12/2020	10.6	18.1	(2)
					79.2	86.7

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Interest (3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Compex Legal Services, Inc. (16)	Provider of outsourced litgated and non-litigated medical records retrieval services	First lien senior secured revolving loan ($2.2 par due 02/2025)	7.50% (LIBOR + 5.25%/Q)	5/26/2022	2.0	2.2	(2)(12)
Cozzini Bros., Inc. and BH-Sharp Holdings LP (16)	Provider of commercial knife sharpening and cutlery services in the restaurant industry	First lien senior secured loan ($12.6 par due 03/2023)	9.17% (LIBOR + 3.00% Cash + 4.50% PIK/M)	3/10/2017	12.6	12.6	(2)(12)
		Common units (2,950,000 units)		3/10/2017	3.0	1.0	(2)
					15.6	13.6
DTI Holdco, Inc. and OPE DTI Holdings, Inc.	Provider of legal process outsourcing and managed services	Class A common stock (7,500 shares)		8/19/2014	7.5	7.1	(2)
		Class B common stock (7,500 shares)		8/19/2014	—	—	(2)
					7.5	7.1
Elevation Services Parent Holdings, LLC (16)	Elevator service platform	First lien senior secured revolving loan ($5.0 par due 12/2026)	9.25% (Base Rate + 4.50%/Q)	12/18/2020	5.0	5.0	(12)(15)
		First lien senior secured revolving loan ($0.7 par due 12/2026)	8.75% (LIBOR + 6.00%/Q)	12/18/2020	0.7	0.7	(2)(12)(15)
		First lien senior secured loan ($8.9 par due 12/2026)	7.37% (LIBOR + 6.00%/Q)	5/9/2022	8.9	8.9	(2)(12)
		First lien senior secured loan ($8.6 par due 12/2026)	8.75% (LIBOR + 6.00%/Q)	12/18/2020	8.6	8.6	(2)(12)
		First lien senior secured loan ($1.6 par due 12/2026)	7.00% (LIBOR + 6.00%/S)	12/18/2020	1.6	1.6	(2)(12)
					24.8	24.8
HAI Acquisition Corporation and Aloha Topco, LLC (16)	Professional employer organization offering human resources, compliance and risk management services	First lien senior secured loan ($60.9 par due 11/2025)	6.92% (LIBOR + 5.25%/M)	11/1/2017	60.9	60.9	(2)(12)
		First lien senior secured loan ($0.1 par due 11/2025)	6.92% (LIBOR + 5.25%/M)	9/28/2021	0.1	0.1	(2)(12)
		Class A units (16,980 units)		11/1/2017	1.7	2.5	(2)
					62.7	63.5
HH-Stella, Inc. and Bedrock Parent Holdings, LP (16)	Provider of municipal solid waste transfer management services	First lien senior secured revolving loan ($2.3 par due 04/2027)	7.19% (LIBOR + 5.50%/M)	4/22/2021	2.3	2.2	(2)(12)
		First lien senior secured loan ($3.7 par due 04/2028)	7.73% (LIBOR + 5.50%/Q)	4/22/2021	3.7	3.6	(2)(12)
		Class A units (25,490 units)		4/22/2021	2.5	2.2	(2)
					8.5	8.0
IRI Holdings, Inc., IRI Group Holdings, Inc. and IRI Parent, L.P.	Market research company focused on the consumer packaged goods industry	First lien senior secured loan ($42.1 par due 12/2025)	5.92% (LIBOR + 4.25%/M)	11/30/2018	41.7	42.1	(2)
		Second lien senior secured loan ($86.8 par due 11/2026)	9.67% (LIBOR + 8.00%/M)	11/30/2018	86.0	86.8	(2)
		Series A-1 preferred shares (27,139 shares)	12.97% PIK (LIBOR + 11.50%/S)	11/30/2018	40.0	40.4	(2)(12)
		Class A-1 common units (90,500 units)		11/30/2018	9.1	35.2	(2)
					176.8	204.5

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Interest (3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Kellermeyer Bergensons Services, LLC (16)	Provider of janitorial and facilities management services	First lien senior secured loan ($45.4 par due 11/2026)	7.67% (LIBOR + 6.00%/M)	11/7/2019	45.4	45.4	(2)(12)
		First lien senior secured loan ($36.0 par due 11/2026)	7.67% (LIBOR + 6.00%/M)	11/7/2019	35.8	36.0	(2)(12)
		First lien senior secured loan ($0.1 par due 11/2026)	7.67% (LIBOR + 6.00%/M)	7/2/2021	0.1	0.1	(2)(12)
					81.3	81.5
KPS Global LLC and Cool Group LLC	Manufacturer of walk-in cooler and freezer systems	First lien senior secured loan ($12.6 par due 04/2024)	7.63% (SOFR + 6.00%/M)	4/5/2017	12.6	12.6	(2)(12)
		First lien senior secured loan ($3.4 par due 04/2024)	7.63% (SOFR + 6.00%/M)	11/16/2018	3.4	3.4	(2)(12)
		Class A units (13,292 units)		9/21/2018	1.1	2.4
					17.1	18.4
Laboratories Bidco LLC and Laboratories Topco LLC (16)	Lab testing services for nicotine containing products	First lien senior secured revolving loan ($2.6 par due 07/2027)	9.50% (Base Rate + 4.75%/Q)	7/23/2021	2.6	2.6	(2)(12)
		First lien senior secured loan ($41.7 par due 07/2027)	6.94% (LIBOR + 5.75%/Q)	10/4/2019	40.9	41.7	(2)(12)
		First lien senior secured loan ($1.6 par due 07/2027)	7.09% (LIBOR + 5.75%/Q)	7/23/2021	1.6	1.6	(2)(12)
		First lien senior secured loan ($0.1 par due 07/2027)	6.78% (LIBOR + 5.75%/Q)	10/30/2020	0.1	0.1	(2)(12)
		Class A units (3,099,335 units)		7/23/2021	4.6	4.8	(2)
					49.8	50.8
Management Consulting & Research LLC (16)	Provider of systems engineering and technical assistance to the US DoD	First lien senior secured loan ($1.0 par due 08/2027)	8.83% (SOFR + 6.00%/S)	5/26/2022	1.0	1.0	(2)(12)
Marmic Purchaser, LLC and Marmic Topco, L.P. (16)	Provider of recurring fire protection services	First lien senior secured loan ($28.3 par due 03/2027)	8.14% (SOFR + 6.00%/Q)	3/5/2021	28.3	28.0	(2)(12)
		First lien senior secured loan ($0.4 par due 03/2027)	7.80% (SOFR + 5.75%/Q)	2/11/2022	0.4	0.4	(2)(12)
		Limited partnership units (1,929,237 units)	8.00% PIK	3/5/2021	2.2	2.4	(2)
					30.9	30.8
Microstar Logistics LLC, Microstar Global Asset Management LLC, MStar Holding Corporation and Kegstar USA Inc.	Keg management solutions provider	Second lien senior secured loan ($153.5 par due 07/2023)	11.26% PIK (LIBOR + 9.00%/Q)	8/13/2020	153.5	153.5	(2)(12)
		Series A preferred stock (1,507 shares)		8/13/2020	1.5	2.3	(2)
		Common stock (54,710 shares)		12/14/2012	4.9	6.1	(2)
					159.9	161.9
NAS, LLC and Nationwide Marketing Group, LLC (16)	Buying and marketing services organization for appliance, furniture and consumer electronics dealers	First lien senior secured revolving loan ($0.6 par due 06/2024)	8.13% (SOFR + 6.50%/M)	11/3/2020	0.6	0.6	(2)(12)
		First lien senior secured loan ($6.3 par due 06/2024)	8.03% (SOFR + 6.50%/M)	11/3/2020	6.3	6.3	(2)(12)
		First lien senior secured loan ($2.3 par due 06/2024)	8.29% (SOFR + 6.50%/M)	12/17/2021	2.3	2.3	(2)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Interest (3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($1.3 par due 06/2024)	8.29% (SOFR + 6.50%/M)	5/31/2022	1.3	1.3	(2)(12)
					10.5	10.5
Nest Topco Borrower Inc., KKR Nest Co-Invest L.P., and NBLY 2021-1 (16)	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan ($119.1 par due 08/2029)	10.10% (LIBOR + 8.50%/Q)	9/1/2021	119.1	119.1	(2)(12)
		Limited partner interest (9,725,000 interests)		9/28/2021	9.7	9.8	(2)
					128.8	128.9
North American Fire Holdings, LLC and North American Fire Ultimate Holdings, LLC (16)	Provider of fire safety and life safety services	First lien senior secured loan ($20.0 par due 05/2027)	7.80% (SOFR + 5.75%/Q)	5/19/2021	20.0	20.0	(2)(12)
		First lien senior secured loan ($18.9 par due 05/2027)	7.42% (SOFR + 5.75%/Q)	5/19/2021	18.9	18.9	(2)(12)
		First lien senior secured loan ($2.9 par due 05/2027)	7.11% (SOFR + 5.75%/Q)	3/28/2022	2.9	2.9	(2)(12)
		Common units (884,916 units)		5/19/2021	0.9	2.6	(2)
					42.7	44.4
North Haven Stack Buyer, LLC (16)	Provider of environmental testing services	First lien senior secured revolving loan ($0.6 par due 07/2027)	7.17% (LIBOR + 5.50%/M)	7/15/2021	0.6	0.6	(2)(12)
		First lien senior secured loan ($4.6 par due 07/2027)	6.94% (LIBOR + 5.50%/M)	7/15/2021	4.5	4.6	(2)(12)
					5.1	5.2
Petroleum Service Group LLC (16)	Provider of operational services for US petrochemical and refining companies	First lien senior secured revolving loan ($3.6 par due 07/2025)	7.25% (LIBOR + 6.00%/Q)	7/23/2019	3.6	3.6	(2)(12)(15)
		First lien senior secured loan ($34.0 par due 07/2025)	7.24% (LIBOR + 6.00%/Q)	7/23/2019	34.0	34.0	(2)(12)
		First lien senior secured loan ($11.3 par due 07/2025)	7.78% (LIBOR + 6.00%/Q)	12/3/2021	11.3	11.3	(2)(12)
		First lien senior secured loan ($0.7 par due 07/2025)	8.18% (LIBOR + 6.00%/Q)	7/23/2019	0.7	0.7	(2)(12)
					49.6	49.6
Pritchard Industries, LLC and LJ Pritchard TopCo Holdings, LLC (16)	Provider of janitorial and facilities management services	First lien senior secured loan ($93.2 par due 10/2027)	7.75% (LIBOR + 5.50%/Q)	10/13/2021	93.2	91.3	(2)(12)
		Class A units (7,900,000 units)		10/13/2021	7.9	8.6	(2)
					101.1	99.9
PS Operating Company LLC and PS Op Holdings LLC (5)(16)	Specialty distributor and solutions provider to the swine and poultry markets	First lien senior secured revolving loan ($4.3 par due 12/2024)	8.25% (LIBOR + 6.00%/Q)	12/21/2021	4.3	4.3	(2)(12)
		First lien senior secured loan ($14.9 par due 12/2024)	8.25% (LIBOR + 6.00%/Q)	12/21/2021	14.9	14.9	(2)(12)
		Common unit (279,199 units)		12/21/2021	7.4	6.5	(2)
					26.6	25.7
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	0.2	0.2	(2)
RC V Tecmo Investor LLC	Technology based aggregator for facility maintenance services	Common member units (9,624,000 units)		8/14/2020	8.3	21.0	(2)
RE Community Holdings GP, LLC and RE Community Holdings, LP	Operator of municipal recycling facilities	Limited partnership interest (2.86% interest)		3/1/2011	—	—

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Interest (3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Limited partnership interest (2.49% interest)		3/1/2011	—	—
					—	—
Registrar Intermediate, LLC and PSP Registrar Co-Investment Fund, L.P. (16)	Provider of FDA registration and consulting services	First lien senior secured loan ($28.7 par due 08/2027)	6.67% (LIBOR + 5.00%/M)	8/26/2021	28.7	28.7	(2)(12)
		Limited partner interests (1.13% interest)		8/26/2021	2.7	2.8	(2)
					31.4	31.5
Rodeo AcquisitionCo LLC (16)	Provider of food inspection and recovery services	First lien senior secured revolving loan ($0.9 par due 07/2027)	7.39% (LIBOR + 6.00%/S)	7/26/2021	0.9	0.9	(2)(12)
		First lien senior secured loan ($17.0 par due 07/2027)	7.67% (LIBOR + 6.00%/M)	7/26/2021	17.0	16.7	(2)(12)
					17.9	17.6
Schill Landscaping and Lawn Care Services, LLC and Landscape Parallel Partners, LP (16)	Provider of landscape design and planning, and snow removal services	First lien senior secured revolving loan ($0.5 par due 12/2027)	7.38% (LIBOR + 5.75%/M)	12/16/2021	0.5	0.5	(2)(12)
		First lien senior secured loan ($6.3 par due 12/2027)	7.35% (LIBOR + 5.75%/M)	12/16/2021	6.3	6.3	(2)(12)
		Class A units (4,502 units)		12/16/2021	11.1	12.3	(2)
					17.9	19.1
Shermco Intermediate Holdings, Inc. (16)	Provider of electrician services	First lien senior secured revolving loan ($3.7 par due 06/2023)	8.25% (Base Rate + 3.50%/Q)	5/26/2022	3.5	3.7	(2)
SSE Buyer, Inc., Supply Source Enterprises, Inc., Impact Products LLC, The Safety Zone, LLC and SSE Parent, LP	Manufacturer and distributor of personal protection equipment, commercial cleaning, maintenance and safety products	First lien senior secured loan ($21.0 par due 06/2026)	10.22% (LIBOR + 9.22%/S)	6/30/2020	21.0	18.1	(2)(12)
		Limited partnership class A-1 units (2,173 units)		6/30/2020	1.1	0.3	(2)
		Limited partnership class A-2 units (2,173 units)		6/30/2020	1.1	0.3	(2)
					23.2	18.7
Startec Equity, LLC (5)	Communication services	Member interest		4/1/2010	—	—
Stealth Holding LLC and UCIT Online Security Inc. (16)	Live video monitoring solutions provider	First lien senior secured loan ($26.2 par due 03/2026)	7.75% (SOFR + 6.75%/Q)	3/1/2021	26.2	26.2	(2)(6)(12)
		First lien senior secured loan ($27.1 par due 03/2026)	7.85% (LIBOR + 6.75%/Q)	3/1/2021	27.1	27.1	(2)(6)(12)
		First lien senior secured loan ($2.3 par due 03/2026)	8.25% (SOFR + 6.75%/Q)	3/14/2022	2.3	2.3	(2)(6)(12)
		First lien senior secured loan ($0.8 par due 03/2026)	10.50% (Base Rate + 5.75%/Q)	3/1/2021	0.8	0.8	(2)(6)(12)
					56.4	56.4
Thermostat Purchaser III, Inc. (16)	Provider of commercial HVAC equipment maintenance and repair services	First lien senior secured revolving loan ($0.2 par due 08/2026)	7.75% (Base Rate + 3.00%/Q)	8/31/2021	0.2	0.2	(2)
		Second lien senior secured loan ($23.0 par due 08/2029)	8.82% (LIBOR + 7.25%/Q)	8/31/2021	23.0	22.1	(2)(12)
					23.2	22.3
Tyden Group Holding Corp.	Producer and marketer of global cargo security, product identification and traceability products and utility meter products	Preferred stock (46,276 shares)		1/3/2017	0.4	0.4	(6)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Interest (3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Common stock (5,521,203 shares)		1/3/2017	2.0	4.2	(6)
					2.4	4.6
Visual Edge Technology, Inc.	Provider of outsourced office solutions with a focus on printer and copier equipment and other parts and supplies	First lien senior secured loan ($32.6 par due 08/2022)	8.58% (LIBOR + 5.75% Cash + 1.25% PIK/Q)	8/31/2017	32.6	30.9	(2)(12)
		Senior subordinated loan ($95.8 par due 09/2024)		8/31/2017	87.5	73.0	(2)(11)
		Warrant to purchase up to 10,358,572 shares of common stock (expires 8/2027)		8/31/2017	3.9	—
					124.0	103.9
VLS Environmental Solutions, LLC (16)	Provider of commercial and industrial waste processing and disposal services	First lien senior secured revolving loan		10/17/2017	—	—	(14)
		First lien senior secured loan ($5.8 par due 10/2024)	6.50% (LIBOR + 5.50%/Q)	7/1/2019	5.8	5.8	(2)(12)
		First lien senior secured loan ($5.8 par due 10/2024)	6.51% (LIBOR + 5.50%/Q)	8/31/2021	5.8	5.8	(2)(12)
					11.6	11.6
VRC Companies, LLC (16)	Provider of records and information management services	First lien senior secured revolving loan ($1.3 par due 06/2027)	9.25% (Base Rate + 4.50%/Q)	5/26/2022	1.1	1.3	(2)(12)(15)
		First lien senior secured loan ($0.0 par due 06/2027)	7.86% (LIBOR + 5.50%/M)	5/26/2022	0.1	0.1	(2)(12)
		Senior subordinated loan ($5.0 par due 06/2028)	12.00%	5/26/2022	5.0	5.0	(2)
					6.2	6.4
Wash Encore Holdings, LLC	Provider of outsourced healthcare linen management solutions	First lien senior secured loan ($98.9 par due 07/2027)	6.75% (LIBOR + 5.75%/Q)	7/30/2021	98.9	97.9	(2)(12)
		First lien senior secured loan ($36.1 par due 07/2027)	7.86% (LIBOR + 5.75%/Q)	7/30/2021	36.1	35.7	(2)(12)
					135.0	133.6
XIFIN, Inc. and ACP Charger Co-Invest LLC (16)	Revenue cycle management provider to labs	First lien senior secured loan ($37.2 par due 02/2026)	7.42% (LIBOR + 5.75%/M)	12/8/2021	37.2	37.2	(2)(12)
		First lien senior secured loan ($16.3 par due 02/2026)	7.42% (LIBOR + 5.75%/M)	7/20/2021	16.3	16.3	(2)(12)
		Class A units (180,000 units)		2/6/2020	1.8	4.7	(2)
		Class B units (46,363 units)		12/8/2021	0.9	1.2	(2)
					56.2	59.4

					1,764.2	1,791.7		19.20%
Insurance Services
Alera Group, Inc. (16)	Insurance service provider	First lien senior secured loan ($47.1 par due 10/2028)	7.17% (LIBOR + 5.50%/M)	9/30/2021	47.1	46.6	(2)(12)
		First lien senior secured loan ($27.9 par due 10/2028)	7.17% (LIBOR + 5.50%/M)	9/30/2021	27.9	27.6	(2)(12)
					75.0	74.2
Amynta Agency Borrower Inc. and Amynta Warranty Borrower Inc.	Insurance service provider	First lien senior secured loan ($1.0 par due 02/2025)	6.17% (LIBOR + 4.50%/M)	12/21/2018	1.0	0.9	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Interest (3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
AQ Sunshine, Inc. (16)	Specialized insurance broker	First lien senior secured revolving loan ($0.9 par due 04/2024)	8.50% (LIBOR + 6.25%/Q)	4/15/2019	0.9	0.9	(2)(12)(15)
		First lien senior secured loan ($19.4 par due 04/2025)	8.61% (LIBOR + 6.25%/Q)	1/14/2022	19.4	19.4	(2)(12)
		First lien senior secured loan ($14.9 par due 04/2025)	8.50% (LIBOR + 6.25%/Q)	6/28/2021	14.9	14.9	(2)(12)
		First lien senior secured loan ($8.5 par due 04/2025)	8.50% (LIBOR + 6.25%/Q)	4/15/2019	8.5	8.5	(2)(12)
		First lien senior secured loan ($5.6 par due 04/2025)	8.50% (LIBOR + 6.25%/Q)	10/29/2020	5.6	5.6	(2)(12)
					49.3	49.3
Ardonagh Midco 2 plc and Ardonagh Midco 3 plc	Insurance broker and underwriting servicer	First lien senior secured loan ($90.0 par due 07/2026)	6.50% (LIBOR + 5.75%/S)	8/19/2021	90.0	90.0	(2)(6)(12)
		First lien senior secured loan ($62.6 par due 07/2026)	8.47% (LIBOR + 7.00%/S)	6/26/2020	64.7	62.6	(2)(6)(12)
		First lien senior secured loan ($13.1 par due 07/2026)	7.93% (SONIA + 7.00%/Q)	6/26/2020	14.8	13.1	(2)(6)(12)
		First lien senior secured loan ($6.9 par due 07/2026)	8.00% (Euribor + 7.00%/S)	6/26/2020	7.5	6.9	(2)(6)(12)
		Senior subordinated loan ($1.3 par due 01/2027)	11.50% PIK	6/26/2020	1.3	1.3	(2)(6)(19)
					178.3	173.9
Benecon Midco II LLC and Locutus Holdco LLC (16)	Employee benefits provider for small and mid-size employers	Common units (9,803,682 units)		12/4/2020	10.0	18.0
Benefytt Technologies, Inc. (16)	Health insurance sales platform provider	First lien senior secured loan ($23.3 par due 08/2027)	8.00% (LIBOR + 6.00%/Q)	8/12/2021	23.3	20.3	(2)(12)
Foundation Risk Partners, Corp. (16)	Full service independent insurance agency	First lien senior secured loan ($113.2 par due 10/2028)	7.75% (LIBOR + 5.50%/Q)	10/29/2021	113.2	113.2	(2)(12)
		First lien senior secured loan ($40.1 par due 10/2028)	7.75% (LIBOR + 5.50%/Q)	10/29/2021	40.1	40.1	(2)(12)
		First lien senior secured loan ($20.8 par due 10/2028)	7.75% (LIBOR + 5.50%/Q)	4/14/2022	20.8	20.8	(2)(12)
					174.1	174.1
Galway Borrower LLC (16)	Insurance service provider	First lien senior secured loan ($31.2 par due 09/2028)	7.50% (LIBOR + 4.25% Cash + 1.00% PIK/Q)	9/30/2021	31.2	30.9	(2)(12)
High Street Buyer, Inc. and High Street Holdco LLC (16)	Insurance brokerage platform	First lien senior secured loan ($34.7 par due 04/2028)	7.67% (LIBOR + 6.00%/M)	4/16/2021	34.7	34.7	(2)(12)
		First lien senior secured loan ($12.3 par due 04/2028)	7.67% (LIBOR + 6.00%/M)	8/11/2021	12.3	12.3	(2)(12)
		First lien senior secured loan ($2.8 par due 04/2028)	6.86% (LIBOR + 5.75%/S)	2/4/2022	2.8	2.8	(2)(12)
		Series A preferred units (96,763,329 units)	10.00% PIK	4/16/2021	106.2	106.2	(2)
		Series A common units (4,649,000 units)	10.00% PIK	4/16/2021	5.0	7.3	(2)
		Series C common units (4,979,318 units)	10.00% PIK	4/16/2021	0.2	7.8	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Interest (3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					161.2	171.1
K2 Insurance Services, LLC and K2 Holdco LP (16)	Specialty insurance and managing general agency	First lien senior secured loan ($50.7 par due 07/2026)	7.25% (LIBOR + 5.00%/Q)	7/1/2019	50.7	50.7	(2)(12)
		First lien senior secured loan ($0.6 par due 07/2026)	7.25% (LIBOR + 5.00%/Q)	12/29/2021	0.6	0.6	(2)(12)
		First lien senior secured loan ($0.2 par due 07/2026)	6.76% (LIBOR + 5.00%/Q)	8/16/2021	0.2	0.2	(2)(12)
		Common units (799,000 units)		7/1/2019	0.8	2.6	(2)
					52.3	54.1
NSM Insurance Group, LLC (16)	Insurance program administrator	First lien senior secured loan ($12.7 par due 05/2026)	6.17% (LIBOR + 4.50%/M)	5/11/2018	12.7	12.8	(2)(12)
OneDigital Borrower LLC (16)	Benefits broker and outsourced workflow automation platform provider for brokers	First lien senior secured revolving loan		11/16/2020	—	—	(14)
Patriot Growth Insurance Services, LLC (16)	National retail insurance agency	First lien senior secured loan ($13.8 par due 10/2028)	6.39% (LIBOR + 5.25%/Q)	10/14/2021	13.6	13.6	(2)(12)
People Corporation (16)	Provider of group benefits, group retirement and human resources services	First lien senior secured revolving loan ($3.9 par due 02/2027)	7.96% (CDOR + 6.25%/Q)	2/18/2021	3.9	3.9	(2)(6)(12)
		First lien senior secured loan ($43.3 par due 02/2028)	8.23% (LIBOR + 6.25%/Q)	2/18/2021	43.9	43.3	(2)(6)(12)
		First lien senior secured loan ($13.5 par due 02/2028)	8.23% (CDOR + 6.25%/Q)	2/18/2021	14.0	13.5	(2)(6)(12)
		First lien senior secured loan ($5.8 par due 02/2028)	6.84% (LIBOR + 5.50%/Q)	9/8/2021	5.9	5.8	(2)(6)(12)
					67.7	66.5
RSC Acquisition, Inc. and RSC Insurance Brokerage, Inc. (16)	Insurance broker	First lien senior secured loan ($33.0 par due 10/2026)	6.83% (LIBOR + 5.50%/Q)	11/1/2019	33.0	32.6	(2)(12)
SageSure Holdings, LLC & Insight Catastrophe Group, LLC (16)	Insurance service provider	First lien senior secured revolving loan ($3.5 par due 01/2028)	7.42% (LIBOR + 5.75%/M)	1/28/2022	3.5	3.4	(2)(12)
		First lien senior secured loan ($13.5 par due 01/2028)	7.42% (LIBOR + 4.13% Cash + 1.63% PIK/M)	1/28/2022	13.5	13.4	(2)(12)
		Series A units (732 units)		2/18/2022	15.6	16.1
					32.6	32.9
SCM Insurance Services Inc. (16)	Provider of claims management, claims investigation & support and risk management solutions for the Canadian property and casualty insurance industry	First lien senior secured loan ($64.5 par due 08/2024)	9.00% (CDOR + 6.25%/Q)	6/30/2022	64.5	64.5	(2)(6)(12)
SelectQuote, Inc.	Direct to consumer insurance distribution platform	First lien senior secured loan ($22.5 par due 11/2024)	6.67% (LIBOR + 5.00%/M)	11/5/2019	22.5	21.1	(2)(12)
SG Acquisition, Inc.	Provider of insurance solutions for car sales	First lien senior secured loan ($34.8 par due 01/2027)	7.25% (LIBOR + 5.00%/Q)	1/27/2020	34.8	34.8	(2)(12)
Spring Insurance Solutions, LLC (16)	Technology-based direct to consumer sales and marketing platform for insurance products	First lien senior secured loan ($19.6 par due 11/2025)	8.75% (LIBOR + 6.50%/Q)	11/23/2020	19.6	18.8	(2)(12)
THG Acquisition, LLC (16)	Multi-line insurance broker	First lien senior secured loan ($14.8 par due 12/2026)	8.00% (LIBOR + 5.75%/Q)	12/15/2020	14.8	14.8	(2)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Interest (3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($5.0 par due 12/2026)	7.75% (LIBOR + 5.50%/Q)	12/10/2021	5.0	5.0	(2)(12)
		First lien senior secured loan ($0.1 par due 12/2026)	8.00% (LIBOR + 5.75%/Q)	12/15/2020	0.1	0.1	(2)(12)
		First lien senior secured loan ($0.1 par due 12/2026)	8.00% (LIBOR + 5.75%/Q)	12/2/2019	0.1	0.1	(2)(12)
					20.0	20.0

					1,076.7	1,084.4		11.62%
Investment Funds and Vehicles
ACAS Equity Holdings Corporation (5)	Investment company	Common stock (589 shares)		1/3/2017	0.4	0.4	(6)
ARES 2007-3R	Investment vehicle	Subordinated notes		1/3/2017	—	—	(6)
Blue Wolf Capital Fund II, L.P. (4)	Investment partnership	Limited partnership interest (8.50% interest)		1/3/2017	—	0.1	(6)(19)
CoLTs 2005-1 Ltd. (5)	Investment vehicle	Preferred shares (360 shares)		1/3/2017	—	—	(6)
CREST Exeter Street Solar 2004-1	Investment vehicle	Preferred shares (3,500,000 shares)		1/3/2017	—	—	(6)
European Capital UK SME Debt LP (4)(17)	Investment partnership	Limited partnership interest (45% interest)		1/3/2017	18.0	26.0	(6)
HCI Equity, LLC (5)	Investment company	Member interest (100.00% interest)		4/1/2010	—	—	(6)(19)
Partnership Capital Growth Investors III, L.P.	Investment partnership	Limited partnership interest (2.50% interest)		10/5/2011	1.8	4.0	(2)(6)(19)
PCG-Ares Sidecar Investment II, L.P. (4)(17)	Investment partnership	Limited partnership interest (100.00% interest)		10/31/2014	7.1	15.5	(2)(6)
PCG-Ares Sidecar Investment, L.P. (4)(17)	Investment partnership	Limited partnership interest (100.00% interest)		5/22/2014	4.3	0.8	(6)
Piper Jaffray Merchant Banking Fund I, L.P.	Investment partnership	Limited partnership interest (2.00% interest)		8/16/2012	0.1	0.5	(6)(19)
Senior Direct Lending Program, LLC (5)(18)	Co-investment vehicle	Subordinated certificates ($1,023 par due 12/2036)	10.26% (LIBOR + 8.00%/Q)(13)	7/27/2016	1,023.0	1,023.0	(6)
		Membership interest (87.50% interest)			—	—	(6)
					1,023.0	1,023.0
VSC Investors LLC	Investment company	Membership interest (1.95% interest)		1/24/2008	0.2	0.5	(2)(6)(19)

					1,054.9	1,070.8		11.47%
Power Generation
Apex Clean Energy TopCo, LLC (4)	Developer, builder and owner of utility-scale wind and solar power facilities	Class A common units (1,335,609.89 units)		11/17/2021	89.6	88.2
Ferrellgas, L.P.	Distributor of propane and related accessories	Senior preferred units (55,708 units)	8.96%	3/30/2021	55.7	55.7
Heelstone Renewable Energy, LLC and Heelstone Renewable Energy Investors, LLC (5)(16)	Developer of utility scale solar systems	First lien senior secured loan ($96.4 par due 04/2024)	8.20% (LIBOR + 7.00%/M)	4/14/2021	96.4	96.4	(2)(12)
		Class A1 units (100 units)		4/14/2021	37.6	58.3
		Class A2 units (3,296,184 units)		3/11/2022	3.8	2.9
					137.8	157.6

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Interest (3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Opal Fuels LLC	Owner of natural gas facilities	Senior subordinated loan ($54.8 par due 12/2026)	8.00% PIK	5/1/2021	46.5	54.8
PosiGen, Inc.	Seller and leaser of solar power systems for residential and commercial customers	Warrant to purchase up to 101,555 shares of series D-1 preferred stock (expires 6/2028)		6/10/2021	—	—
		Warrant to purchase up to 1,112,022 shares of common stock (expires 1/2027)		1/29/2020	—	—
					—	—
Potomac Intermediate Holdings II LLC (5)	Gas turbine power generation facilities operator	Series A units (220,884,442 units)		11/9/2021	179.7	181.6
Riverview Power LLC	Operator of natural gas and oil fired power generation facilities	First lien senior secured loan ($51.5 par due 06/2024)	11.26% (LIBOR + 9.00%/Q)	8/30/2021	51.1	51.5	(2)(12)
SE1 Generation, LLC	Solar power developer	Senior subordinated loan ($60.7 par due 12/2022)	10.25% (4.75% Cash + 5.50 PIK)	12/17/2019	60.7	59.5	(2)
Sunrun Atlas Depositor 2019-2, LLC and Sunrun Atlas Holdings 2019-2, LLC	Residential solar energy provider	First lien senior secured loan ($0.1 par due 02/2055)	3.61%	10/28/2019	0.1	0.1	(2)
		Senior subordinated loan ($144.9 par due 11/2025)	8.75% (LIBOR + 2.75% Cash + 4.00% PIK/Q)	11/26/2019	144.9	138.7	(2)(12)
					145.0	138.8
Sunrun Luna Holdco 2021, LLC (16)	Residential solar energy provider	Senior subordinated revolving loan ($34.9 par due 04/2024)	4.84% (SOFR + 3.50%/Q)	3/23/2022	34.9	34.9	(2)(6)
		Senior subordinated revolving loan ($23.3 par due 04/2024)	9.21% (SOFR + 7.88%/Q)	3/23/2022	23.3	23.3	(2)(6)
					58.2	58.2
Sunrun Xanadu Issuer 2019-1, LLC and Sunrun Xanadu Holdings 2019-1, LLC	Residential solar energy provider	First lien senior secured loan ($0.4 par due 06/2054)	3.98%	6/7/2019	0.4	0.3	(2)
		Senior subordinated loan ($70.7 par due 07/2030)	8.75% (LIBOR + 3.98% Cash + 2.77% PIK/M)	6/27/2019	70.7	68.2	(2)(12)
					71.1	68.5

					895.4	914.4		9.80%
Capital Goods
AI Aqua Merger Sub, Inc.	End to end provider of water solutions to a wide range of customer bases	First lien senior secured loan ($1.0 par due 07/2028)	4.83% (SOFR + 3.75%/M)	6/17/2021	1.0	0.9	(2)(12)(19)
API Commercial Inc., API Military Inc., and API Space Intermediate, Inc.	Provider of military aircraft aftermarket parts and distribution, repair and logistics services	First lien senior secured loan ($7.5 par due 08/2025)		5/26/2022	3.8	3.8	(11)
Arrowhead Holdco Company and Arrowhead GS Holdings, Inc. (16)	Distributor of non-discretionary, mission-critical aftermarket replacement parts	First lien senior secured revolving loan ($13.7 par due 08/2027)	6.17% (LIBOR + 4.50%/M)	8/31/2021	13.7	13.6	(2)(12)(15)
		First lien senior secured loan ($0.1 par due 08/2028)	5.64% (LIBOR + 4.50%/Q)	8/31/2021	0.1	0.1	(2)(12)
		Common stock (5,054 shares)		8/31/2021	5.1	7.5	(2)
					18.9	21.2

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Interest (3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
BlueHalo Financing Holdings, LLC, BlueHalo Global Holdings, LLC, and BlueHalo, LLC (16)	Provides products and services to the Department of Defense and Intelligence Community	First lien senior secured revolving loan ($1.4 par due 10/2025)	7.67% (LIBOR + 6.00%/M)	5/26/2022	1.2	1.4	(2)(12)
		First lien senior secured loan ($1.0 par due 10/2025)	8.25% (LIBOR + 6.00%/Q)	5/26/2022	1.0	1.0	(2)(12)
					2.2	2.4
Cadence Aerospace, LLC (16)	Aerospace precision components manufacturer	First lien senior secured revolving loan ($9.5 par due 11/2022)	9.67% (LIBOR + 6.50% Cash + 2.00% PIK/Q)	11/14/2017	9.5	9.2	(2)(12)(15)
		First lien senior secured revolving loan ($2.1 par due 11/2022)	9.67% (LIBOR + 6.50% Cash + 2.00% PIK/Q)	11/14/2017	2.1	2.1	(2)(12)(15)
		First lien senior secured revolving loan ($0.8 par due 11/2023)	9.53% (LIBOR + 6.50% Cash + 2.00% PIK/M)	7/22/2020	0.8	0.8	(2)(12)
		First lien senior secured loan ($31.3 par due 11/2023)	9.74% (LIBOR + 6.50% Cash + 2.00% PIK/M)	11/14/2017	31.2	30.3	(2)(12)
		First lien senior secured loan ($11.9 par due 11/2023)	9.74% (LIBOR + 6.50% Cash + 2.00% PIK/M)	10/31/2019	11.9	11.5	(2)(12)
		First lien senior secured loan ($9.7 par due 11/2023)	9.74% (LIBOR + 6.50% Cash + 2.00% PIK/M)	7/5/2018	9.7	9.4	(2)(12)
		First lien senior secured loan ($7.8 par due 11/2023)	9.53% (LIBOR + 6.50% Cash + 2.00% PIK/M)	2/12/2020	7.8	7.6	(2)(12)
		First lien senior secured loan ($4.7 par due 11/2023)	9.74% (LIBOR + 6.50% Cash + 2.00% PIK/M)	7/31/2020	4.4	4.5	(2)(12)
					77.4	75.4
DFS Holding Company, Inc.	Distributor of maintenance, repair, and operations parts, supplies, and equipment to the foodservice industry	First lien senior secured loan ($165.8 par due 08/2023)	9.17% (LIBOR + 6.00% Cash + 1.50% PIK/M)	7/26/2017	165.8	165.8	(2)(12)
		First lien senior secured loan ($6.3 par due 08/2023)	9.17% (LIBOR + 6.00% Cash + 1.50% PIK/M)	5/22/2020	6.3	6.3	(2)(12)
		First lien senior secured loan ($4.3 par due 08/2023)	9.17% (LIBOR + 6.00% Cash + 1.50% PIK/M)	3/1/2017	4.3	4.3	(2)(12)
					176.4	176.4
Dynamic NC Aerospace Holdings, LLC and Dynamic NC Investment Holdings, LP (16)	Provider of aerospace technology and equipment	First lien senior secured loan ($25.7 par due 12/2026)	7.50% (LIBOR + 6.50%/S)	12/30/2020	25.7	25.4	(2)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Interest (3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Common units (9,773,000 units)		12/30/2020	9.8	9.2
					35.5	34.6
EPS NASS Parent, Inc. (16)	Provider of maintenance and engineering services for electrical infrastructure	First lien senior secured revolving loan ($3.0 par due 04/2026)	9.50% (Base Rate + 4.75%/Q)	4/19/2021	3.0	3.0	(12)
		First lien senior secured revolving loan ($0.2 par due 04/2026)	8.00% (LIBOR + 5.75%/M)	4/19/2021	0.2	0.2	(2)(12)(15)
		First lien senior secured loan ($3.0 par due 04/2028)	8.00% (LIBOR + 5.75%/Q)	4/19/2021	3.0	3.0	(2)(12)
					6.2	6.2
ESCP PPG Holdings, LLC (4)	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	Class A units (3,500,000 units)		12/14/2016	3.5	—
Harvey Tool Company, LLC (16)	Manufacturer of cutting tools used in the metalworking industry	First lien senior secured loan ($23.6 par due 10/2027)	7.74% (LIBOR + 5.50%/Q)	10/26/2021	23.6	23.3	(2)(12)
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation (5)	Provider of high-speed intelligent document scanning hardware and software	Senior subordinated loan ($16.6 par due 12/2023)	14.00%	1/3/2017	16.5	16.6	(2)
		Series A preferred stock (73,804,135 shares)	8.00% PIK	1/3/2017	1.3	37.6
		Class A common stock (48,082 shares)		1/3/2017	—	0.2
		Class B common stock (431,055 shares)		1/3/2017	0.1	1.8
					17.9	56.2
Kene Acquisition, Inc. and Kene Holdings, L.P. (16)	National utility services firm providing engineering and consulting services to natural gas, electric power and other energy and industrial end markets	First lien senior secured revolving loan ($3.6 par due 08/2024)	6.50% (LIBOR + 4.25%/Q)	8/8/2019	3.6	3.5	(2)(12)(15)
		First lien senior secured loan ($40.8 par due 08/2026)	6.50% (LIBOR + 4.25%/Q)	8/8/2019	40.8	40.4	(2)(12)
		Class A units (4,549,000 units)		8/8/2019	4.5	5.5	(2)
					48.9	49.4
Lower ACS, Inc. (16)	Provider of commercial HVAC equipment and services	First lien senior secured loan ($24.7 par due 01/2028)	8.00% (LIBOR + 5.75%/Q)	1/7/2022	24.7	24.4	(2)(12)
LTG Acquisition, Inc.	Designer and manufacturer of display, lighting and passenger communication systems for mass transportation markets	Class A membership units (5,000 units)		1/3/2017	5.1	—
Maverick Acquisition, Inc. (16)	Manufacturer of precision machined components for defense and high-tech industrial platforms	First lien senior secured loan ($27.7 par due 06/2027)	8.25% (LIBOR + 6.00%/Q)	6/1/2021	27.7	26.3	(2)(12)
MB Aerospace Holdings II Corp.	Aerospace engine components manufacturer	First lien senior secured loan ($11.6 par due 01/2025)	5.75% (LIBOR + 3.50%/Q)	6/24/2021	11.0	10.6	(2)(12)
		Second lien senior secured loan ($68.4 par due 01/2026)	11.25% (LIBOR + 9.00%/Q)	1/22/2018	68.4	63.6	(2)(12)
		Second lien senior secured loan ($23.6 par due 01/2026)	11.25% (LIBOR + 9.00%/Q)	5/28/2019	23.6	22.0	(2)(12)
					103.0	96.2

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Interest (3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
NCWS Intermediate, Inc. and NCWS Holdings LP (16)	Manufacturer and supplier of car wash equipment, parts and supplies to the conveyorized car wash market	First lien senior secured loan ($147.6 par due 12/2026)	7.67% (LIBOR + 6.00%/M)	11/4/2021	147.6	147.6	(2)(12)
		First lien senior secured loan ($0.2 par due 12/2026)	7.67% (LIBOR + 6.00%/M)	12/29/2020	0.2	0.2	(2)(12)
		Class A-2 common units (12,296,000 units)		12/29/2020	12.9	20.4	(2)
					160.7	168.2
Noble Aerospace, LLC (16)	Provider of metal finishing services to the aerospace, military and defense sectors	First lien senior secured revolving loan		5/26/2022	—	—
Osmose Utilities Services, Inc. and Pine Intermediate Holding LLC	Provider of structural integrity management services to transmission and distribution infrastructure	Second lien senior secured loan ($55.3 par due 06/2029)	8.42% (LIBOR + 6.75%/M)	6/23/2021	55.3	50.8	(2)(12)
Precinmac (US) Holdings Inc., Trimaster Manufacturing Inc. and Blade Group Holdings, LP.	Manufacturer of high-tolerance precision machined components and assemblies for the aerospace and defense industry	First lien senior secured loan ($47.7 par due 08/2027)	7.59% (SOFR + 6.00%/M)	8/31/2021	47.7	47.7	(2)(6)(12)
		First lien senior secured loan ($4.0 par due 08/2027)	7.63% (SOFR + 6.00%/M)	4/1/2022	4.0	4.0	(2)(6)(12)
		Class A units (88,420 units)		8/31/2021	13.4	23.6	(2)(6)
					65.1	75.3
Prime Buyer, L.L.C. (16)	Provider of track systems, cabs, hulls, doors, and various armored components for defense/military vehicle applications	First lien senior secured revolving loan ($2.7 par due 12/2026)	7.30% (SOFR + 5.25%/Q)	5/26/2022	1.9	2.6	(2)(12)
Radius Aerospace, Inc. and Radius Aerospace Europe Limited (16)	Metal fabricator in the aerospace industry	First lien senior secured revolving loan ($0.5 par due 03/2025)	7.60% (SOFR + 5.75%/Q)	3/29/2019	0.5	0.5	(2)(6)(12)
Sunk Rock Foundry Partners LP, Hatteras Electrical Manufacturing Holding Company and Sigma Electric Manufacturing Corporation, Diecast Beacon (16)	Manufacturer of metal castings, precision machined components and sub-assemblies in the electrical products, power transmission and distribution and general industrial markets	First lien senior secured revolving loan		10/31/2017	—	—	(14)
					859.3	894.1		9.58%
Consumer Durables & Apparel
Badger Sportswear Acquisition, Inc.	Provider of team uniforms and athletic wear	Second lien senior secured loan ($56.8 par due 03/2024)	10.67% (LIBOR + 9.00%/Q)	9/6/2016	56.8	56.8	(2)(12)
Bowhunter Holdings, LLC	Provider of branded archery and bowhunting accessories	Common units (421 units)		4/24/2014	4.2	—
Centric Brands LLC and Centric Brands GP LLC (16)	Designer, marketer and distributor of licensed and owned apparel	First lien senior secured revolving loan ($6.7 par due 10/2024)	6.67% (LIBOR + 5.50%/Q)	5/20/2020	6.7	6.7	(2)(12)(15)
		First lien senior secured loan ($71.4 par due 10/2025)	10.01% PIK (LIBOR + 9.00%/Q)	10/29/2018	71.3	71.4	(2)(12)
		Membership interests (279,392 interests)		10/29/2018	2.9	9.9	(2)
					80.9	88.0
DRS Holdings III, Inc. and DRS Holdings I, Inc. (16)	Footwear and orthopedic foot-care brand	First lien senior secured loan ($29.0 par due 11/2025)	7.42% (LIBOR + 5.75%/M)	11/1/2019	29.0	28.7	(2)(12)
		First lien senior secured loan ($26.8 par due 11/2025)	7.42% (LIBOR + 5.75%/M)	6/1/2021	26.8	26.5	(2)(12)
		Common stock (8,549 shares)		11/1/2019	8.5	10.1	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Interest (3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					64.3	65.3
Implus Footcare, LLC	Provider of footwear and other accessories	First lien senior secured loan ($117.2 par due 04/2024)	10.25% (LIBOR + 7.75% Cash + 0.25% PIK/Q)	6/1/2017	117.2	105.5	(2)(12)
		First lien senior secured loan ($5.0 par due 04/2024)	10.25% (LIBOR + 7.75% Cash + 0.25% PIK/Q)	7/17/2018	5.0	4.5	(2)(12)
		First lien senior secured loan ($1.3 par due 04/2024)	10.25% (LIBOR + 7.75% Cash + 0.25% PIK/Q)	6/30/2016	1.3	1.1	(2)(12)
					123.5	111.1
Johnnie-O Inc. and Johnnie-O Holdings Inc.	Apparel retailer	First lien senior secured loan ($19.2 par due 03/2027)	8.33% (SOFR + 2.00% Cash + 4.50% PIK/Q)	3/16/2022	18.2	18.2	(2)(12)
		Series A convertible preferred stock (144,211 shares)		3/16/2022	4.2	4.2	(2)
		Warrant to purchase up to 76,491 shares of common stock (expires 3/2032)		3/16/2022	1.0	1.0	(2)
					23.4	23.4
Lew's Intermediate Holdings, LLC (16)	Outdoor brand holding company	First lien senior secured revolving loan ($1.3 par due 02/2026)	5.35% (SOFR + 4.00%/Q)	2/11/2021	1.3	1.3	(2)
		First lien senior secured loan ($1.0 par due 02/2028)	6.40% (SOFR + 5.00%/Q)	2/11/2021	1.0	1.0	(2)(12)
					2.3	2.3
New Era Cap, LLC	Sports apparel manufacturing company	First lien senior secured loan ($28.5 par due 07/2027)	6.75% (LIBOR + 6.00%/Q)	1/13/2022	28.5	28.2	(2)(12)
Pelican Products, Inc. (16)	Flashlights manufacturer	Second lien senior secured loan ($60.0 par due 12/2029)	10.00% (LIBOR + 7.75%/Q)	12/31/2021	60.0	58.2	(2)(12)
Rawlings Sporting Goods Company, Inc. and Easton Diamond Sports, LLC	Sports equipment manufacturing company	First lien senior secured loan ($52.8 par due 12/2026)	9.00% (LIBOR + 6.75%/Q)	12/31/2020	52.8	52.8	(2)(12)
		First lien senior secured loan ($8.8 par due 12/2026)	9.00% (LIBOR + 6.75%/Q)	11/3/2021	8.8	8.8	(2)(12)
					61.6	61.6
Reef Lifestyle, LLC (16)	Apparel retailer	First lien senior secured revolving loan ($34.5 par due 10/2024)	7.56% (LIBOR + 4.50% Cash + 2.00% PIK/M)	10/26/2018	34.5	34.5	(2)(12)(15)
		First lien senior secured revolving loan ($0.7 par due 10/2024)	7.56% (LIBOR + 4.50% Cash + 2.00% PIK/M)	7/31/2020	0.7	0.7	(2)(12)
		First lien senior secured loan ($24.3 par due 10/2024)	7.56% (LIBOR + 4.50% Cash + 2.00% PIK/M)	10/26/2018	24.3	24.3	(2)(12)
		First lien senior secured loan ($1.2 par due 10/2024)	8.08% (LIBOR + 4.50% Cash + 2.00% PIK/Q)	7/31/2020	1.2	1.2	(2)(12)
					60.7	60.7

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Interest (3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
S Toys Holdings LLC (fka The Step2 Company, LLC) (5)	Toy manufacturer	Class B common units (126,278,000 units)		10/30/2014	—	—
		Common units (1,116,879 units)		4/1/2011	—	—
		Warrant to purchase up to 3,157,895 units		4/1/2010	—	—
					—	—
SHO Holding I Corporation	Manufacturer and distributor of slip resistant footwear	Second lien senior secured loan ($121.9 par due 10/2024)	9.54% PIK (LIBOR + 8.54%/M)	10/27/2015	121.3	100.0	(2)(12)
Shock Doctor, Inc. and Shock Doctor Holdings, LLC (4)(16)	Developer, marketer and distributor of sports protection equipment and accessories	First lien senior secured revolving loan ($0.7 par due 05/2024)	8.50% (Base Rate + 3.75%/Q)	5/21/2019	0.7	0.7	(2)(12)(15)
		First lien senior secured loan ($19.1 par due 05/2024)	7.07% (SOFR + 4.75%/Q)	5/21/2019	19.1	19.1	(2)(12)
		Class A preferred units (50,000 units)		3/14/2014	5.0	3.3	(2)
		Class C preferred units (50,000 units)		4/22/2015	5.0	3.3	(2)
		Preferred units (14,591 units)		5/14/2019	1.6	2.2	(2)
					31.4	28.6
SVP-Singer Holdings Inc. and SVP-Singer Holdings LP	Manufacturer of consumer sewing machines	First lien senior secured loan ($44.7 par due 07/2028)	9.00% (LIBOR + 6.75%/Q)	7/30/2021	43.6	41.1	(2)(12)
		Class A common units (6,264,706 units)		7/30/2021	26.1	20.1	(2)
					69.7	61.2
Totes Isotoner Corporation and Totes Ultimate Holdco, Inc. (4)	Designer, marketer, and distributor of rain and cold weather products	First lien senior secured loan ($2.2 par due 12/2024)	7.65% (LIBOR + 6.00%/M)	12/23/2019	2.2	1.8	(2)(12)
		First lien senior secured loan ($1.6 par due 06/2024)	5.65% (LIBOR + 4.00%/M)	12/23/2019	1.6	1.5	(2)(12)
		Common stock (861,000 shares)		12/23/2019	6.0	—
					9.8	3.3
Varsity Brands Holding Co., Inc. and BCPE Hercules Holdings, LP	Leading manufacturer and distributor of textiles, apparel & luxury goods	Second lien senior secured loan ($122.7 par due 12/2025)	9.92% (LIBOR + 8.25%/M)	12/15/2017	122.7	120.3	(2)(12)
		Second lien senior secured loan ($21.1 par due 12/2025)	9.92% (LIBOR + 8.25%/M)	7/30/2018	21.1	20.7	(2)(12)
		Class A Units (1,400 units)		7/30/2018	1.4	0.9	(2)
					145.2	141.9

					943.6	890.6		9.54%
Consumer Services
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc. (5)	Restaurant owner and operator	First lien senior secured loan (115.1 par due 12/2018)		11/27/2006	—	—	(2)(11)
Aimbridge Acquisition Co., Inc.	Hotel operator	Second lien senior secured loan ($22.5 par due 02/2027)	8.56% (LIBOR + 7.50%/M)	2/1/2019	22.2	21.2	(2)
American Residential Services L.L.C. and Aragorn Parent Holdings LP (16)	Heating, ventilation and air conditioning services provider	First lien senior secured revolving loan ($1.4 par due 10/2025)	7.00% (Base Rate + 2.25%/Q)	10/15/2020	1.4	1.4	(2)
		Second lien senior secured loan ($56.4 par due 10/2028)	10.75% (LIBOR + 8.50%/Q)	10/15/2020	56.4	56.4	(2)(12)
		Series A preferred units (2,531,500 units)	10.00% PIK	10/15/2020	2.8	4.4	(2)
					60.6	62.2

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Interest (3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
ATI Restoration, LLC (16)	Provider of disaster recovery services	First lien senior secured revolving loan		7/31/2020	—	—	(14)
		First lien senior secured loan ($33.2 par due 07/2026)	6.33% (SOFR + 5.00%/Q)	7/31/2020	33.2	33.2	(2)(12)
		First lien senior secured loan ($14.9 par due 07/2026)	6.42% (SOFR + 5.00%/Q)	5/6/2022	14.9	14.9	(2)(12)
					48.1	48.1
Belfor Holdings, Inc. (16)	Disaster recovery services provider	First lien senior secured revolving loan ($2.1 par due 04/2024)	3.25% (Euribor + 3.25%/Q)	4/4/2019	2.3	2.1	(2)(15)
		First lien senior secured revolving loan ($0.7 par due 04/2024)	7.00% (Base Rate + 2.25%/Q)	4/4/2019	0.7	0.7	(2)(15)
					3.0	2.8
Cipriani USA, Inc. and Cipriani Group Holding S.A.R.L.	Manager and operator of banquet facilities, restaurants, hotels and other leisure properties	First lien senior secured loan ($68.2 par due 05/2023)	13.01% (LIBOR + 10.75%/Q)	5/30/2018	67.7	63.4	(2)(12)
		First lien senior secured loan ($30.0 par due 05/2023)	13.01% (LIBOR + 10.75%/Q)	12/22/2020	29.2	27.9	(2)(12)
		First lien senior secured loan ($20.0 par due 05/2023)	13.01% (LIBOR + 10.75%/Q)	12/27/2019	19.3	18.6	(2)(12)
		First lien senior secured loan ($15.5 par due 05/2023)	13.01% (LIBOR + 10.75%/Q)	7/3/2019	15.3	14.4	(2)(12)
		First lien senior secured loan ($15.2 par due 05/2023)	13.01% (LIBOR + 10.75%/Q)	11/5/2018	15.2	14.1	(2)(12)
		First lien senior secured loan ($4.9 par due 05/2023)	13.01% (LIBOR + 10.75%/Q)	6/30/2020	4.9	4.5	(2)(12)
		First lien senior secured loan ($3.0 par due 05/2023)	13.01% (LIBOR + 10.75%/Q)	8/20/2018	3.0	2.8	(2)(12)
		Warrant to purchase up to 718.66 shares (expires 3/2041)		3/21/2021	2.1	5.1	(2)(6)
					156.7	150.8
CMG HoldCo, LLC and CMG Buyer Holdings, Inc. (16)	Provider of commercial HVAC equipment maintenance and repair services	First lien senior secured loan ($13.4 par due 05/2028)	6.55% (SOFR + 5.25%/Q)	5/19/2022	13.4	13.1	(2)(12)
		Common stock (289 shares)		5/19/2022	2.9	2.9	(2)
					16.3	16.0
Concert Golf Partners Holdco LLC (16)	Golf club owner and operator	First lien senior secured revolving loan ($0.4 par due 03/2028)	7.80% (SOFR + 5.75%/Q)	3/31/2022	0.4	0.4	(2)(12)
Essential Services Holding Corporation and OMERS Mahomes Investment Holdings LLC (16)	Provider of plumbing and HVAC services	First lien senior secured revolving loan		11/16/2020	—	—	(14)
		First lien senior secured loan ($80.0 par due 11/2026)	6.75% (LIBOR + 5.75%/Q)	4/2/2021	80.0	80.0	(2)(12)
		First lien senior secured loan ($48.4 par due 11/2026)	6.75% (LIBOR + 5.75%/Q)	11/16/2020	48.4	48.4	(2)(12)
		First lien senior secured loan ($12.1 par due 11/2026)	7.12% (LIBOR + 5.75%/Q)	11/24/2021	12.1	12.1	(2)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Interest (3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Class A units (6,447 units)		11/16/2020	22.9	37.0	(2)
					163.4	177.5
Garden Fresh Restaurant Corp. and GFRC Holdings LLC (16)	Restaurant owner and operator	First lien senior secured revolving loan ($7.5 par due 02/2022)		2/1/2017	—	—	(2)(11)
Jenny C Acquisition, Inc.	Health club franchisor	Senior subordinated loan ($1.5 par due 04/2025)	8.00% PIK	4/5/2019	1.5	1.5	(2)
Jim N Nicks Management, LLC (16)	Restaurant owner and operator	First lien senior secured revolving loan ($1.8 par due 07/2023)	7.50% (LIBOR + 5.25%/Q)	7/10/2017	1.8	1.8	(2)(12)
		First lien senior secured loan ($13.5 par due 07/2023)	7.50% (LIBOR + 5.25%/Q)	7/10/2017	13.5	13.5	(2)(12)
		First lien senior secured loan ($1.1 par due 07/2023)	7.50% (LIBOR + 5.25%/Q)	7/10/2017	1.1	1.1	(2)(12)
					16.4	16.4
KeyStone Sub-debt HoldCo, LLC	Planet Fitness franchisee	Senior subordinated loan ($7.6 par due 01/2027)	10.00% PIK	9/30/2021	7.6	7.6	(2)
		Senior subordinated loan ($57.1 par due 01/2027)	10.00% PIK	1/20/2021	54.3	57.1	(2)
		Warrant to purchase up to 24.7581 Class C interests (expires 1/2027)		1/20/2021	3.6	6.0	(2)
					65.5	70.7
LSP Holdco, LLC and ZBS Mechanical Group Co-Invest Fund 2, LLC (16)	Provider of residential HVAC and plumbing services	First lien senior secured loan ($12.7 par due 10/2026)	7.33% (SOFR + 6.00%/Q)	10/7/2021	12.7	12.6	(2)(12)
		First lien senior secured loan ($6.5 par due 10/2026)	7.00% (LIBOR + 6.00%/Q)	10/7/2021	6.5	6.4	(2)(12)
		First lien senior secured loan ($3.1 par due 10/2026)	7.47% (SOFR + 6.00%/Q)	4/29/2022	3.1	3.1	(2)(12)
		Membership interest (2,771,000 interests)		10/7/2021	2.8	12.4
					25.1	34.5
ME Equity LLC	Franchisor in the massage industry	Common stock (3,000,000 shares)		9/27/2012	3.0	4.3	(2)
Movati Athletic (Group) Inc.	Premier health club operator	First lien senior secured loan ($5.2 par due 10/2024)	8.76% (CIBOR + 5.50% Cash + 0.50% PIK/Q)	10/5/2017	5.2	4.9	(2)(6)(12)
		First lien senior secured loan ($0.2 par due 10/2024)	7.50% (Base Rate + 2.25% Cash + 0.50% PIK/Q)	10/5/2017	0.2	0.2	(2)(6)(12)
					5.4	5.1
OTG Management, LLC	Airport restaurant operator	Class A preferred units (3,000,000 units)		8/26/2016	25.3	13.1	(2)
		Common units (3,000,000 units)		1/5/2011	3.0	—
		Warrant to purchase up to 7.73% of common units		6/19/2008	0.1	—
					28.4	13.1
Pyramid Management Advisors, LLC and Pyramid Investors, LLC (16)	Hotel operator	First lien senior secured revolving loan ($9.7 par due 07/2023)	9.03% (LIBOR + 5.75% Cash + 1.25% PIK/Q)	4/12/2018	9.7	9.4	(2)(12)(15)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Interest (3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($16.8 par due 07/2023)	8.67% (LIBOR + 5.75% Cash + 1.25% PIK/M)	4/12/2018	16.8	16.3	(2)(12)
		First lien senior secured loan ($6.4 par due 07/2023)	8.67% (LIBOR + 5.75% Cash + 1.25% PIK/M)	12/27/2019	6.4	6.2	(2)(12)
		First lien senior secured loan ($1.5 par due 07/2023)	8.01% (LIBOR + 4.50% Cash + 1.25% PIK/Q)	4/12/2018	1.5	1.5	(2)(12)
		Preferred membership units (996,833 units)		7/15/2016	1.0	0.9
					35.4	34.3
Redwood Services, LLC and Redwood Services Holdco, LLC (16)	Provider of residential HVAC and plumbing services	First lien senior secured loan ($3.3 par due 12/2025)	8.67% (LIBOR + 7.00%/M)	12/22/2021	3.3	3.3	(2)(12)
		First lien senior secured loan ($12.5 par due 12/2025)	8.67% (LIBOR + 7.00%/M)	12/31/2020	12.5	12.5	(2)(12)
		Series D units (9,210,087 units)	8.00% PIK	12/31/2020	9.6	16.7
					25.4	32.5
Safe Home Security, Inc., Security Systems Inc., Safe Home Monitoring, Inc., National Protective Services, Inc., Bright Integrations LLC and Medguard Alert, Inc.	Provider of safety systems for business and residential customers	First lien senior secured loan ($48.1 par due 08/2024)	8.92% (LIBOR + 7.25%/M)	8/4/2020	48.1	48.1	(2)(12)
SV-Burton Holdings, LLC and LBC Breeze Holdings LLC (16)	Provider of HVAC and plumbing services to residential and commercial customers	First lien senior secured loan ($9.0 par due 12/2027)	7.17% (LIBOR + 5.50%/M)	12/6/2021	9.0	9.0	(2)(12)
		Class A units (4,296 units)		12/6/2021	4.3	4.5
					13.3	13.5
Taymax Group, L.P., Taymax Group G.P., LLC, PF Salem Canada ULC and TCP Fit Parent, L.P. (16)	Planet Fitness franchisee	First lien senior secured revolving loan ($0.9 par due 07/2024)	6.25% (LIBOR + 4.25% Cash + 0.50% PIK/M)	7/31/2018	0.9	0.9	(2)(12)
		First lien senior secured loan ($1.0 par due 07/2025)	6.83% (LIBOR + 4.75% Cash + 0.50% PIK/M)	3/5/2020	1.0	1.0	(2)(12)
		First lien senior secured loan ($0.3 par due 07/2025)	6.75% (LIBOR + 4.25% Cash + 0.50% PIK/M)	3/5/2020	0.3	0.3	(2)(12)
		Class A units (37,020 units)		7/31/2018	3.8	3.0
					6.0	5.2
The Alaska Club Partners, LLC, Athletic Club Partners LLC and The Alaska Club, Inc. (16)	Premier health club operator	First lien senior secured loan ($12.6 par due 12/2024)	11.25% (Base Rate + 4.50% Cash + 2.00% PIK/Q)	12/16/2019	12.6	11.9	(2)(12)
The Arcticom Group, LLC and AMCP Mechanical Holdings, LP (16)	Refrigeration, heating, ventilation and air conditioning services provider	First lien senior secured revolving loan ($3.0 par due 12/2027)	6.75% (LIBOR + 6.00%/S)	12/22/2021	3.0	2.9	(2)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Interest (3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured revolving loan ($2.0 par due 12/2027)	9.75% (Base Rate + 5.00%/Q)	12/22/2021	2.0	1.9	(2)(12)
		First lien senior secured loan ($26.7 par due 12/2027)	8.40% (LIBOR + 6.00%/S)	12/22/2021	26.7	26.4	(2)(12)
		Class A units (5,259,802 units)		12/22/2021	5.3	6.5
					37.0	37.7
YE Brands Holdings, LLC (16)	Sports camp operator	First lien senior secured loan ($8.2 par due 10/2027)	6.93% (SOFR + 5.75%/M)	6/6/2022	8.2	8.1	(2)(12)
		First lien senior secured loan ($8.0 par due 10/2027)	7.54% (SOFR + 5.50%/Q)	10/18/2021	8.0	7.8	(2)(12)
					16.2	15.9

					810.0	823.7		8.83%
Automobiles & Components
Automotive Keys Group, LLC and Automotive Keys Investor, LLC	Provider of replacement wireless keys for automotive market	First lien senior secured loan ($0.1 par due 11/2025)	7.25% (LIBOR + 5.00%/Q)	12/17/2021	0.1	0.1	(2)(12)
		Preferred units (4,113,113 units)	9.00% PIK	11/6/2020	4.7	2.9	(2)
		Class A common units (4,113,113 units)		11/6/2020	—	—
					4.8	3.0
Continental Acquisition Holdings, Inc.	Distributor of aftermarket batteries to the electric utility vehicle, automotive, commercial, marine and industrial markets	First lien senior secured loan ($26.5 par due 01/2027)	9.00% (LIBOR + 6.75%/Q)	1/20/2021	26.5	26.5	(2)(12)
		First lien senior secured loan ($5.4 par due 01/2027)	9.00% (LIBOR + 6.75%/Q)	12/22/2021	5.4	5.4	(2)(12)
		First lien senior secured loan ($9.8 par due 01/2027)	9.00% (LIBOR + 6.75%/Q)	1/20/2021	9.8	9.8	(2)(12)
					41.7	41.7
Eckler Industries, Inc. and Eckler Purchaser LLC (5)(16)	Restoration parts and accessories provider for classic automobiles	First lien senior secured revolving loan ($11.7 par due 08/2022)		7/12/2012	10.9	5.6	(2)(11)
		First lien senior secured loan ($27.9 par due 08/2022)		7/12/2012	25.5	13.4	(2)(11)
		Class A common units (67,972 units)		7/12/2012	16.4	—
					52.8	19.0
Faraday&Future Inc., FF Inc., Faraday SPE, LLC and Faraday Future Intelligent Electric Inc.	Electric vehicle manufacturer	Warrant to purchase up to 633,008 shares of Class A common stock (expires 8/2027)		8/5/2021	2.3	0.4	(2)
Highline Aftermarket Acquisition, LLC, Highline Aftermarket SC Acquisition, Inc. and Highline PPC Blocker LLC (16)	Manufacturer and distributor of automotive fluids	First lien senior secured revolving loan ($1.6 par due 11/2025)	7.50% (Base Rate + 2.75%/M)	11/9/2020	1.6	1.4	(2)(15)
		First lien senior secured revolving loan ($1.5 par due 11/2025)	5.42% (LIBOR + 3.75%/M)	11/9/2020	1.5	1.3	(2)(15)
		First lien senior secured loan ($12.0 par due 11/2027)	6.17% (LIBOR + 4.50%/M)	3/30/2022	11.3	10.5	(2)(12)(19)
		Second lien senior secured loan ($70.4 par due 11/2028)	10.24% (LIBOR + 8.00%/Q)	11/9/2020	70.4	64.0	(2)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Interest (3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Co-invest units (59,230 units)		11/4/2020	5.9	4.0	(2)
					90.7	81.2
Mac Lean-Fogg Company and MacLean-Fogg Holdings, L.L.C.	Manufacturer and supplier for the power utility and automotive markets worldwide	First lien senior secured loan ($66.1 par due 12/2025)	6.67% (LIBOR + 5.00%/M)	12/21/2018	65.9	66.1	(2)(12)
		First lien senior secured loan ($19.0 par due 12/2025)	6.67% (LIBOR + 5.00%/M)	12/21/2018	19.0	19.0	(2)(12)
		Preferred units (59,453 units)	13.25% (4.00% Cash + 9.25 PIK)	10/9/2015	76.4	76.4	(2)
					161.3	161.5
Mavis Tire Express Services Topco Corp., Metis Holdco, Inc. and Metis Topco, LP (16)	Auto parts retailer	First lien senior secured revolving loan		5/4/2021	—	—	(14)
		Series A preferred stock (68,601 shares)	7.00% PIK	5/4/2021	74.3	74.2	(2)
		Class A-1 units (24,586 units)		5/4/2021	24.6	30.5	(2)
					98.9	104.7
McLaren Group Limited	Automobile manufacturer and retailer	Senior preference shares (200,000 shares)	12.50% PIK	8/2/2021	22.1	25.6	(2)(6)
		Warrant to purchase up to 49,181 ordinary shares (expires 8/2028)		8/2/2021	5.5	4.0	(2)(6)
		Warrant to purchase up to 13,776 ordinary shares (expires 8/2028)		8/2/2021	1.6	1.1	(2)(6)
					29.2	30.7
SK SPV IV, LLC	Collision repair site operator	Series A common stock (12,500 units)		8/18/2014	0.6	—
		Series B common stock (12,500 units)		8/18/2014	0.6	—
					1.2	—
Sun Acquirer Corp. and Sun TopCo, LP (16)	Automotive parts and repair services retailer	First lien senior secured revolving loan ($0.9 par due 09/2027)	9.50% (Base Rate + 4.75%/Q)	9/8/2021	0.9	0.9	(2)(12)(15)
		First lien senior secured loan ($33.1 par due 09/2028)	7.42% (LIBOR + 5.75%/M)	9/8/2021	33.1	33.1	(2)(12)
		First lien senior secured loan ($22.1 par due 09/2028)	7.42% (LIBOR + 5.75%/M)	9/8/2021	22.1	22.1	(2)(12)
		First lien senior secured loan ($17.3 par due 09/2028)	7.42% (LIBOR + 5.75%/M)	11/18/2021	17.3	17.3	(2)(12)
		Class A units (74,896 units)		9/8/2021	7.5	9.2	(2)
					80.9	82.6
Wand Newco 3, Inc.	Collision repair company	Second lien senior secured loan ($180.2 par due 02/2027)	8.92% (LIBOR + 7.25%/M)	2/5/2019	178.4	176.6	(2)

					742.2	701.4		7.51%
Food & Beverage
American Seafoods Group LLC and American Seafoods Partners LLC	Harvester and processor of seafood	Class A units (77,922 units)		8/19/2015	0.1	0.3	(2)
		Warrant to purchase up to 7,422,078 Class A units (expires 8/2035)		8/19/2015	7.4	23.9	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Interest (3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					7.5	24.2
Berner Food & Beverage, LLC (16)	Supplier of dairy-based food and beverage products	First lien senior secured revolving loan ($0.8 par due 07/2026)	8.94% (LIBOR + 5.50%/S)	7/30/2021	0.8	0.8	(2)(12)
		First lien senior secured revolving loan ($0.3 par due 07/2026)	10.25% (Base Rate + 5.50%/S)	7/30/2021	0.3	0.3	(2)(12)
					1.1	1.1
Bragg Live Food Products, LLC and SPC Investment Co., L.P. (4)(16)	Health food company	First lien senior secured revolving loan ($2.3 par due 12/2025)	8.50% (LIBOR + 6.25%/Q)	3/11/2019	2.3	2.2	(2)(12)
		First lien senior secured loan ($39.2 par due 12/2025)	7.25% (LIBOR + 6.25%/M)	12/28/2020	39.2	37.6	(2)(12)
		Common units (14,850 units)		3/11/2019	11.5	10.6	(2)
					53.0	50.4
CHG PPC Parent LLC & PPC CHG Blocker LLC	Diversified food products manufacturer	Second lien senior secured loan ($94.6 par due 12/2029)	8.42% (LIBOR + 6.75%/M)	12/8/2021	94.6	91.8	(2)(12)
		Common units (58.56 units)		12/10/2021	3.0	2.9	(2)
					97.6	94.7
Florida Food Products, LLC	Provider of plant extracts and juices	First lien senior secured loan ($14.3 par due 10/2028)	6.67% (LIBOR + 5.00%/M)	10/18/2021	14.1	13.9	(2)(12)
		First lien senior secured loan ($32.2 par due 10/2028)	6.50% (SOFR + 5.00%/Q)	6/9/2022	30.3	31.3	(12)
		Second lien senior secured loan ($71.8 par due 10/2029)	9.67% (LIBOR + 8.00%/M)	10/18/2021	71.8	69.6	(2)(12)
					116.2	114.8
Gehl Foods, LLC and GF Parent LLC	Producer of low-acid, aseptic food and beverage products	Class A preferred units (2,940 units)		5/13/2015	2.9	—
		Class A common units (60,000 units)		5/13/2015	0.1	—
		Class B common units (0.26 units)		5/13/2015	—	—
					3.0	—
Gotham Greens Holdings, PBC (16)	Producer of vegetables and culinary herbs for restaurants and retailers	First lien senior secured loan ($17.7 par due 12/2026)	10.18% (SOFR + 7.38%/Q)	6/29/2022	17.7	17.4	(2)(12)
		Series E-1 preferred stock (166,059 shares)		6/29/2022	14.2	14.2	(2)
		Warrant to purchase up to 43,154 shares of Series E-1 preferred stock (expires 06/2032)		6/29/2022	—	—
					31.9	31.6
Hometown Food Company (16)	Food distributor	First lien senior secured revolving loan		8/31/2018	—	—	(14)
KC Culinarte Intermediate, LLC	Manufacturer of fresh refrigerated and frozen food products	First lien senior secured loan ($29.0 par due 08/2025)	5.42% (LIBOR + 3.75%/M)	1/24/2020	28.7	27.8	(2)(12)
		Second lien senior secured loan ($35.7 par due 08/2026)	9.42% (LIBOR + 7.75%/M)	8/24/2018	35.7	33.2	(2)(12)
					64.4	61.0
KNPC HoldCo, LLC	Producer of trail mix and mixed nut snack products	First lien senior secured loan ($5.6 par due 04/2028)	5.43% (SOFR + 4.00%/Q)	4/22/2022	5.6	5.5	(2)(12)
Manna Pro Products, LLC (16)	Manufacturer and supplier of specialty nutrition and care products for animals	First lien senior secured revolving loan ($4.6 par due 12/2026)	7.52% (LIBOR + 6.00%/Q)	12/10/2020	4.6	4.5	(2)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Interest (3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
RB Holdings InterCo, LLC (16)	Manufacturer of pet food and treats	First lien senior secured revolving loan ($0.7 par due 05/2028)	6.61% (SOFR + 5.00%/Q)	5/4/2022	0.7	0.7	(2)(12)
		First lien senior secured revolving loan ($0.4 par due 05/2028)	8.75% (Base Rate + 4.00%/Q)	5/4/2022	0.4	0.3	(2)(12)
		First lien senior secured loan ($11.5 par due 05/2028)	6.30% (SOFR + 5.00%/Q)	5/4/2022	11.5	11.3	(2)(12)
					12.6	12.3
RF HP SCF Investor, LLC	Branded specialty food company	Membership interest (10.08% interest)		12/22/2016	12.5	21.9	(2)(6)
Teasdale Foods, Inc. and Familia Group Holdings Inc.	Provider of beans, sauces and hominy to the retail, foodservice and wholesale channels	First lien senior secured loan ($75.5 par due 12/2025)	9.88% (LIBOR + 6.60% Cash + 0.40% PIK/S)	12/18/2020	75.5	65.0	(2)(12)
		Warrant to purchase up to 57,827 shares of common stock (expires 2/2034)		2/4/2019	—	—
					75.5	65.0
Triton Water Holdings, Inc.	Producer and provider of bottled water brands	First lien senior secured loan ($1.0 par due 03/2028)	5.75% (LIBOR + 3.50%/Q)	3/17/2021	1.0	0.9	(2)(12)(19)
		Senior subordinated loan ($0.1 par due 04/2029)	6.25%	3/17/2021	0.1	0.1	(2)(19)
					1.1	1.0
Watermill Express, LLC and Watermill Express Holdings, LLC (16)	Owner and operator of self-service water and ice stations	First lien senior secured loan ($19.4 par due 04/2027)	7.75% (LIBOR + 5.50%/Q)	4/20/2021	19.4	19.2	(2)(12)
		Class A units (282,200 units)	8.00% PIK	4/20/2021	3.1	2.5
					22.5	21.7
Winebow Holdings, Inc. and The Vintner Group, Inc.	Importer and distributor of wine	First lien senior secured loan ($28.2 par due 07/2025)	7.92% (LIBOR + 6.25%/M)	4/19/2021	28.2	28.2	(2)(12)

					537.3	537.9		5.76%
Retailing and Distribution
Atlas Intermediate III, L.L.C. (16)	Specialty chemicals distributor	First lien senior secured revolving loan ($0.1 par due 04/2025)	7.01% (LIBOR + 5.50%/M)	4/29/2019	0.1	0.1	(2)(12)
		First lien senior secured loan ($0.1 par due 04/2025)	7.32% (LIBOR + 5.75%/Q)	3/1/2022	0.1	0.1	(2)(12)
		First lien senior secured loan ($0.1 par due 04/2025)	7.07% (LIBOR + 5.50%/Q)	11/19/2021	0.1	0.1	(2)(12)
		First lien senior secured loan ($0.2 par due 04/2025)	7.07% (LIBOR + 5.50%/Q)	3/31/2021	0.2	0.2	(2)(12)
					0.5	0.5
Bamboo Purchaser, Inc.	Provider of nursery, garden, and greenhouse products	First lien senior secured loan ($43.0 par due 11/2027)	8.11% (LIBOR + 6.00%/Q)	11/5/2021	43.0	43.0	(2)(12)
Display Holding Company, Inc., Saldon Holdings, Inc. and Fastsigns Holdings Inc. (16)	Provider of visual communications solutions	First lien senior secured loan ($15.9 par due 03/2025)	7.32% (LIBOR + 5.65%/M)	3/13/2019	15.9	15.9	(2)(12)
		First lien senior secured loan ($0.1 par due 03/2025)	7.32% (LIBOR + 5.65%/M)	6/25/2021	0.1	0.1	(2)(12)
		First lien senior secured loan ($0.1 par due 03/2025)	7.32% (LIBOR + 5.65%/M)	8/27/2019	0.1	0.1	(2)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Interest (3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Common units (600 units)		3/13/2019	0.6	1.1	(2)
					16.7	17.2
GPM Investments, LLC and ARKO Corp.	Convenience store operator	Common stock (2,088,478 shares)		12/22/2020	19.8	24.9
		Warrant to purchase up to 1,088,780 common stock (expires 12/2025)		12/22/2020	1.6	1.7	(2)
					21.4	26.6
Marcone Yellowstone Buyer Inc. and Marcone Yellowstone Holdings, LLC (16)	Distributor of OEM appliance aftermarket parts	First lien senior secured loan ($30.9 par due 06/2028)	7.62% (LIBOR + 5.50%/Q)	6/23/2021	30.9	30.6	(2)(12)
		First lien senior secured loan ($7.1 par due 06/2028)	7.70% (LIBOR + 5.50%/Q)	12/31/2021	7.1	7.0	(2)(12)
		Class A common units (5,578 units)		6/23/2021	5.8	11.1	(2)
					43.8	48.7
McKenzie Creative Brands, LLC (16)	Designer, manufacturer and distributor of hunting-related supplies	First lien senior secured loan ($84.5 par due 09/2023)	8.01% (LIBOR + 5.75%/Q)	9/18/2014	84.5	84.5	(2)(8)(12)
		First lien senior secured loan ($5.5 par due 09/2023)	8.01% (LIBOR + 5.75%/Q)	9/18/2014	5.5	5.5	(2)(12)
					90.0	90.0
Monolith Brands Group, Inc.	E-commerce platform focused on consolidating DTC branded businesses	Series A-1 preferred stock (701,255 shares)		4/14/2022	15.5	15.5	(2)
Moon Valley Nursery of Arizona Retail, LLC, Moon Valley Nursery Farm Holdings, LLC, Moon Valley Nursery RE Holdings LLC, and Stonecourt IV Partners, LP (16)	Operator of retail and wholesale tree and plant nurseries	First lien senior secured loan ($75.7 par due 10/2027)	7.42% (LIBOR + 5.75%/M)	10/8/2021	75.7	75.7	(2)(12)
		First lien senior secured loan ($2.9 par due 10/2027)	7.42% (LIBOR + 5.75%/M)	10/8/2021	2.9	2.9	(2)(12)
		Limited partnership interests (21,939,151 interests)		10/8/2021	21.9	21.9
					100.5	100.5
North Haven Falcon Buyer, LLC and North Haven Falcon Holding Company, LLC (16)	Manufacturer of aftermarket golf cart parts and accessories	First lien senior secured loan ($25.4 par due 05/2027)	8.03% (LIBOR + 6.00%/S)	5/19/2021	25.4	24.9	(2)(12)
		Class A units (50,000 units)		5/19/2021	5.0	5.1
					30.4	30.0
Reddy Ice LLC (16)	Packaged ice manufacturer and distributor	First lien senior secured revolving loan ($2.2 par due 07/2024)	10.25% (Base Rate + 5.50%/Q)	7/1/2019	2.2	2.2	(12)(15)
		First lien senior secured loan ($56.3 par due 07/2025)	7.50% (LIBOR + 6.50%/Q)	7/1/2019	56.3	55.7	(2)(12)
		First lien senior secured loan ($13.0 par due 07/2025)	7.50% (LIBOR + 6.50%/Q)	10/20/2021	13.0	12.8	(2)(12)
		First lien senior secured loan ($5.3 par due 07/2025)	7.50% (LIBOR + 6.50%/Q)	7/1/2019	5.3	5.3	(2)(12)
		First lien senior secured loan ($4.3 par due 07/2025)	7.50% (LIBOR + 6.50%/Q)	11/16/2020	4.3	4.2	(2)(12)
					81.1	80.2
SCIH Salt Holdings Inc. (16)	Salt and packaged ice melt manufacturer and distributor	First lien senior secured revolving loan		3/16/2020	—	—	(14)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Interest (3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
US Salt Investors, LLC and Emerald Lake Pearl Acquisition-A, L.P. (16)	Producer and packager of compressed, household, and packaged salt	First lien senior secured loan ($26.5 par due 07/2028)	7.75% (LIBOR + 5.50%/Q)	7/19/2021	26.5	26.0	(2)(12)
		Limited partner interests (0.4% interest)		7/19/2021	0.8	0.6	(2)
					27.3	26.6

					470.2	478.8		5.13%
Media & Entertainment
Aventine Intermediate LLC & Aventine Holdings II LLC (16)	Media and production company	First lien senior secured loan ($9.1 par due 06/2027)	7.60% (LIBOR + 2.00% Cash + 4.00% PIK/M)	12/22/2021	9.1	9.0	(2)(12)
		Senior subordinated loan ($37.5 par due 12/2030)	10.25% PIK	12/22/2021	37.5	37.1	(2)
					46.6	46.1
Axiomatic, LLC	Premiere e-sports and video game investment platform	Class A-1 units (500,000 units)		5/2/2022	5.0	5.0
CMW Parent LLC (fka Black Arrow, Inc.)	Multiplatform media firm	Series A units (32 units)		9/11/2015	—	—
Global Music Rights, LLC (16)	Music right management company	First lien senior secured loan ($7.9 par due 08/2028)	7.75% (LIBOR + 5.50%/Q)	8/27/2021	7.9	7.9	(2)(12)
MailSouth, Inc.	Provider of shared mail marketing services	First lien senior secured loan ($8.9 par due 04/2024)		5/26/2022	6.0	6.4	(11)
Miami Beckham United LLC	American professional soccer club	Class A preferred units (85,000 units)	8.50% PIK	9/17/2021	90.8	90.8
OUTFRONT Media Inc.	Provider of out-of-home advertising	Series A convertible perpetual preferred stock(25,000 shares)	7.00%	4/20/2020	25.0	35.3	(2)(6)
Padres L.P. (16)	Sports and entertainment	First lien senior secured loan ($92.8 par due 03/2027)	6.19% (LIBOR + 5.00%/Q)	3/18/2021	92.8	92.8	(2)(12)
Production Resource Group, L.L.C. and PRG III, LLC (4)(16)	Provider of rental equipment, labor, production management, scenery, and other products to various entertainment end-markets	First lien senior secured loan ($36.7 par due 08/2024)	10.54% (LIBOR + 3.00% Cash + 6.50% PIK/Q)	8/21/2018	36.7	36.7	(2)(12)
		First lien senior secured loan ($15.2 par due 08/2024)	6.04% PIK (LIBOR + 5.00%/Q)	7/31/2020	15.1	15.2	(2)(12)
		First lien senior secured loan ($6.5 par due 08/2024)	9.75% (LIBOR + 1.50% Cash + 6.00% PIK/Q)	8/5/2021	6.5	6.5	(2)(12)
		First lien senior secured loan ($0.8 par due 08/2024)	9.75% (LIBOR + 5.00% Cash + 2.50% PIK/M)	6/22/2021	0.8	0.8	(2)(12)
		Class A units (113,617 units)		10/6/2020	4.9	18.2	(2)
					64.0	77.4
Professional Fighters League, LLC and PFL MMA, Inc.	Mixed martial arts league	First lien senior secured loan ($16.2 par due 01/2026)	10.00% PIK	1/20/2021	15.0	15.0	(2)
		Series E preferred stock (219,035 shares)		4/26/2022	0.7	0.7	(2)
		Warrant to purchase up to 3,223,122 shares of common stock (expires 1/2027)		1/20/2021	1.7	2.0	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Interest (3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					17.4	17.7
Storm Investment S.a.r.l.	Spanish soccer club	First lien senior secured loan ($64.6 par due 06/2029)	3.75%	6/24/2021	73.6	64.6	(2)(6)
		Class A redeemable shares (3,297,791 shares)		6/24/2021	1.6	1.8	(2)(6)
		Class B redeemable shares (3,297,791 shares)		6/24/2021	1.6	1.8	(2)(6)
		Class C redeemable shares (3,297,791 shares)		6/24/2021	1.6	1.8	(2)(6)
		Class D redeemable shares (3,297,791 shares)		6/24/2021	1.6	1.8	(2)(6)
		Class E redeemable shares (3,297,791 shares)		6/24/2021	1.6	1.8	(2)(6)
		Class F redeemable shares (3,297,791 shares)		6/24/2021	1.6	1.8	(2)(6)
		Class G redeemable shares (3,297,791 shares)		6/24/2021	1.6	1.8	(2)(6)
		Class H redeemable shares (3,297,791 shares)		6/24/2021	1.6	1.8	(2)(6)
		Class I redeemable shares (3,297,791 shares)		6/24/2021	1.6	1.8	(2)(6)
		Ordinary shares (3,958 shares)		6/24/2021	—	—	(2)(6)
					88.0	80.8
The Teaching Company Holdings, Inc.	Education publications provider	Preferred stock (10,663 shares)		9/29/2006	1.1	3.1	(2)
		Common stock (15,393 shares)		9/29/2006	—	0.1	(2)
					1.1	3.2

					444.6	463.4		4.97%
Pharmaceuticals, Biotechnology & Life Sciences
Abzena Holdings, Inc. and Astro Group Holdings Ltd. (16)	Organization providing discovery, development and manufacturing services to the pharmaceutical and biotechnology industries	First lien senior secured loan ($45.4 par due 05/2026)	12.02% (LIBOR + 4.75% Cash + 5.75% PIK/M)	5/7/2021	45.4	45.4	(2)(12)
		First lien senior secured loan ($13.7 par due 05/2026)	10.50% (LIBOR + 9.50%/Q)	5/7/2021	13.7	13.7	(2)(12)
		A ordinary shares (2,185,775 shares)		5/7/2021	4.9	6.2	(2)
					64.0	65.3
Alcami Corporation and ACM Holdings I, LLC (16)	Outsourced drug development services provider	First lien senior secured loan ($29.0 par due 07/2025)	5.82% (LIBOR + 4.25%/Q)	7/12/2018	29.0	28.2	(2)
		Second lien senior secured loan ($77.5 par due 07/2026)	9.57% (LIBOR + 8.00%/Q)	7/12/2018	77.1	71.3	(2)
		Common units (4,347,590 units)		7/12/2018	41.3	27.1	(2)
					147.4	126.6
Amryt Pharmaceuticals, Inc.	Biopharmaceutical company dedicated to acquiring, developing and commercializing novel therapeutics	First lien senior secured loan ($12.7 par due 02/2027)	8.59% (SOFR + 6.00%/S)	2/18/2022	12.7	12.6	(2)(6)(12)
Athyrium Buffalo LP (17)	Biotechnology company engaging in the development, manufacture, and commercialization of novel neuromodulators	Limited partnership interests (7,628,966 interests)		6/17/2022	7.8	7.7	(2)(6)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Interest (3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Cobalt Buyer Sub, Inc., Cobalt Holdings I, LP, and Cobalt Intermediate I, Inc. (16)	Provider of biological products to life science and pharmaceutical companies	First lien senior secured revolving loan ($2.5 par due 10/2027)	6.89% (LIBOR + 5.25%/M)	10/1/2021	2.5	2.5	(2)(12)
		First lien senior secured loan ($14.6 par due 10/2028)	6.92% (LIBOR + 5.25%/M)	10/1/2021	14.6	14.4	(2)(12)
		Series A preferred shares (60,236 shares)	12.29% PIK (LIBOR + 10.00%/Q)	10/1/2021	65.3	65.3	(2)(12)
		Preferred units (3,020 units)	8.00% PIK	10/1/2021	3.2	0.3	(2)
		Class A common units (30,500 units)		10/1/2021	—	3.3	(2)
					85.6	85.8
Covaris Intermediate 3, LLC & Covaris Parent, LLC (16)	Provider of advanced pre-analytical sample preparation technologies for life and analytical science	First lien senior secured loan ($8.7 par due 01/2028)	6.35% (LIBOR + 5.25%/Q)	1/21/2022	8.7	8.6	(2)(12)
		Class A-2 units (4,772 units)		1/21/2022	4.8	5.6
					13.5	14.2
NMC Skincare Intermediate Holdings II, LLC (16)	Developer, manufacturer and marketer of skincare products	First lien senior secured revolving loan ($1.0 par due 10/2024)	6.67% (LIBOR + 5.00%/M)	10/31/2018	1.0	1.0	(2)(12)
		First lien senior secured loan ($32.1 par due 10/2024)	6.67% (LIBOR + 5.00%/M)	10/31/2018	32.1	31.8	(2)(12)
		First lien senior secured loan ($4.7 par due 10/2024)	7.07% (LIBOR + 5.00%/Q)	5/26/2022	4.7	4.7	(2)(12)
					37.8	37.5
North American Science Associates, LLC, Cardinal Purchaser LLC and Cardinal Topco Holdings, L.P. (16)	Contract research organization providing research and development and testing of medical devices	First lien senior secured loan ($47.7 par due 09/2027)	7.50% (SOFR + 5.75%/Q)	9/15/2020	47.7	47.7	(2)(12)
		First lien senior secured loan ($2.6 par due 09/2027)	7.50% (SOFR + 5.75%/Q)	2/26/2021	2.6	2.6	(2)(12)
		First lien senior secured loan ($0.1 par due 09/2027)	7.50% (SOFR + 5.75%/Q)	9/13/2021	0.1	0.1	(2)(12)
		First lien senior secured loan ($0.1 par due 09/2027)	7.50% (SOFR + 5.75%/Q)	9/15/2020	0.1	0.1	(2)(12)
		First lien senior secured loan ($4.8 par due 09/2027)	7.78% (SOFR + 5.75%/Q)	12/29/2020	4.8	4.8	(2)(12)
		Class A preferred units (13,528 units)	8.00% PIK	9/15/2020	15.5	36.5	(2)
					70.8	91.8
TerSera Therapeutics LLC (16)	Acquirer and developer of specialty therapeutic pharmaceutical products	First lien senior secured loan ($5.0 par due 03/2025)	7.85% (LIBOR + 5.60%/Q)	5/3/2017	5.0	5.0	(2)(12)
		First lien senior secured loan ($2.1 par due 03/2025)	7.85% (LIBOR + 5.60%/Q)	9/27/2018	2.1	2.1	(2)(12)
		First lien senior secured loan ($1.8 par due 03/2025)	7.85% (LIBOR + 5.60%/Q)	4/1/2019	1.8	1.8	(2)(12)
					8.9	8.9
Verista, Inc. (16)	Provides systems consulting for compliance, automation, validation, and packaging solutions to the healthcare sector	First lien senior secured revolving loan ($1.1 par due 02/2027)	7.00% (LIBOR + 6.00%/M)	5/26/2022	0.7	1.1	(2)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Interest (3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($0.7 par due 02/2027)	7.00% (LIBOR + 6.00%/M)	5/26/2022	0.7	0.7	(2)(12)
		First lien senior secured loan ($0.1 par due 02/2027)	9.75% (Base Rate + 5.00%/S)	5/26/2022	0.1	0.1	(2)(12)
					1.5	1.9
Vertice Pharma UK Parent Limited	Manufacturer and distributor of generic pharmaceutical products	Preferred shares (40,662 shares)		12/21/2015	0.3	—	(6)

					450.3	452.3		4.85%
Energy
Cheyenne Petroleum Company Limited Partnership, CPC 2001 LLC and Mill Shoals LLC	Private oil exploration and production company	Second lien senior secured loan ($63.1 par due 01/2024)	11.25% (LIBOR + 9.00%/Q)	7/10/2019	63.1	63.1	(2)(12)
GNZ Energy Bidco Limited and Galileo Co-Investment (16)	Independent fuel provider in New Zealand	First lien senior secured loan ($0.0 par due 07/2027)		5/27/2022	—	—	(2)(6)
Halcon Holdings, LLC (16)	Operator of development, exploration, and production oil company	First lien senior secured loan ($10.5 par due 11/2025)	9.25% (LIBOR + 7.00%/Q)	11/24/2021	10.2	10.5	(2)
Murchison Oil and Gas, LLC and Murchison Holdings, LLC (16)	Exploration and production company	First lien senior secured loan ($75.5 par due 06/2026)	10.70% (SOFR + 8.50%/Q)	6/30/2022	75.5	74.0	(2)(12)
		Preferred units (41,000 units)	8.00% PIK	6/30/2022	41.0	41.0
					116.5	115.0
SilverBow Resources, Inc.	Oil and gas producer	Common stock (1,015,215 shares)		6/30/2022	28.8	28.8	(2)(6)
VPROP Operating, LLC and V SandCo, LLC (5)	Sand-based proppant producer and distributor to the oil and natural gas industry	First lien senior secured loan ($26.5 par due 11/2024)	11.00% PIK (LIBOR + 9.50%/Q)	3/1/2017	26.5	26.5	(2)(12)
		First lien senior secured loan ($13.5 par due 11/2024)	11.00% PIK (LIBOR + 9.50%/Q)	11/6/2020	13.4	13.5	(2)(12)
		First lien senior secured loan ($5.8 par due 11/2024)	11.00% PIK (LIBOR + 9.50%/Q)	6/12/2020	5.8	5.8	(2)(12)
		Class A units (347,900 units)		11/6/2020	32.8	56.2	(2)
					78.5	102.0

					297.1	319.4		3.42%
Food & Staples Retailing
Balrog Acquisition, Inc., Balrog Topco, Inc. and Balrog Parent, L.P.	Manufacturer and distributor of specialty bakery ingredients	Second lien senior secured loan ($29.5 par due 09/2029)	8.57% (LIBOR + 7.00%/Q)	9/3/2021	29.5	29.2	(2)(12)
		Class A preferred units (5,484 units)	8.00% PIK	9/3/2021	5.9	6.1	(2)
		Series A preferred shares (21,921 shares)	11.00% PIK	9/3/2021	24.0	24.0	(2)
					59.4	59.3
Cardenas Markets LLC	Grocery store retailer	First lien senior secured loan ($1.0 par due 06/2027)	7.25% (LIBOR + 6.25%/Q)	5/26/2022	1.0	1.0	(2)(12)
Continental Café, LLC and Infinity Ovation Yacht Charters, LLC (16)	Diversified contract food service provider	First lien senior secured loan ($15.6 par due 11/2027)	8.67% (LIBOR + 7.00%/M)	11/30/2021	15.6	15.6	(2)(12)
DecoPac, Inc. and KCAKE Holdings Inc. (16)	Supplier of cake decorating solutions and products to in-store bakeries	First lien senior secured revolving loan ($8.5 par due 05/2026)	7.90% (LIBOR + 6.00%/M)	5/14/2021	8.5	8.5	(2)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Interest (3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($149.0 par due 05/2028)	8.75% (LIBOR + 4.50% Cash + 2.00% PIK/M)	5/14/2021	149.0	149.0	(2)(12)
		Common stock (9,599 shares)		5/14/2021	9.6	10.8	(2)
					167.1	168.3
FS Squared Holding Corp. and FS Squared, LLC (16)	Provider of on-site vending and micro market solutions	First lien senior secured revolving loan		3/28/2019	—	—	(14)
		First lien senior secured loan ($0.1 par due 03/2025)	6.92% (LIBOR + 5.25%/M)	3/28/2019	0.1	0.1	(2)
		Class A units (113,219 units)		3/28/2019	11.1	24.2	(2)
					11.2	24.3
JWC/KI Holdings, LLC	Foodservice sales and marketing agency	Membership units (5,000 units)		11/16/2015	5.0	7.0	(2)
SFE Intermediate Holdco LLC (16)	Provider of outsourced foodservice to K-12 school districts	First lien senior secured loan ($10.1 par due 07/2026)	6.95% (SOFR + 4.75%/Q)	9/5/2018	10.1	10.1	(2)(12)
		First lien senior secured loan ($6.3 par due 07/2026)	6.95% (SOFR + 4.75%/Q)	7/31/2017	6.2	6.3	(2)(12)
		First lien senior secured loan ($0.4 par due 07/2026)	6.95% (SOFR + 4.75%/Q)	3/22/2022	0.4	0.4	(2)(12)
					16.7	16.8
VCP-EDC Co-Invest, LLC	Distributor of foodservice equipment and supplies	Membership units (2,970,000 units)		6/9/2017	2.8	3.3
ZB Holdco LLC & ZB Parent LLC (16)	Distributor of Mediterranean food and beverages	First lien senior secured revolving loan		2/9/2022	—	—	(14)
		First lien senior secured loan ($1.4 par due 02/2028)	7.63% (LIBOR + 4.75%/Q)	2/9/2022	1.4	1.4	(2)(12)
		Series A units (4,699 units)		2/9/2022	4.7	4.8
					6.1	6.2

					284.9	301.8		3.23%
Materials
ASP-r-pac Acquisition CO LLC and ASP-r-pac Holdings LP (16)	Manufacturer and supplier of printed packaging and trimmings	First lien senior secured loan ($6.3 par due 12/2027)	7.67% (LIBOR + 6.00%/M)	12/29/2021	6.3	6.3	(2)(12)
		Class A units (195,990 units)		12/29/2021	19.6	20.8	(2)
					25.9	27.1
Coyote Buyer, LLC (16)	Provider of specialty chemicals used in solid rocket motors for space launch and military missiles	First lien senior secured revolving loan ($2.5 par due 02/2025)	7.54% (LIBOR + 6.00%/Q)	5/26/2022	2.1	2.3	(2)(12)
		First lien senior secured loan ($0.8 par due 02/2026)	7.00% (LIBOR + 6.00%/S)	5/26/2022	0.8	0.7	(2)(12)
		First lien senior secured loan ($0.2 par due 08/2026)	10.25% (LIBOR + 8.00%/Q)	5/26/2022	0.2	0.2	(2)(12)
					3.1	3.2
Genomatica, Inc.	Developer of a biotechnology platform for the production of chemical products	Warrant to purchase 322,422 shares of Series D preferred stock (expires 3/2023)		3/28/2013	—	—

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Interest (3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Halex Holdings, Inc. (5)	Manufacturer of flooring installation products	Common stock (51,853 shares)		1/3/2017	—	—
H-Food Holdings, LLC and Matterhorn Parent, LLC	Food contract manufacturer	First lien senior secured loan ($4.9 par due 05/2025)	5.94% (LIBOR + 3.69%/M)	6/27/2022	4.5	4.4	(19)
		First lien senior secured loan ($0.1 par due 05/2025)	6.67% (LIBOR + 5.00%/M)	12/29/2021	0.1	0.1	(2)(12)
		Second lien senior secured loan ($73.0 par due 03/2026)	8.67% (LIBOR + 7.00%/M)	11/25/2018	73.0	67.9	(2)
		Common units (5,827 units)		11/25/2018	5.8	5.1
					83.4	77.5
Nelipak Holding Company, Nelipak European Holdings Cooperatief U.A., KNPAK Holdings, LP and PAKNK Netherlands Treasury B.V. (16)	Manufacturer of thermoformed packaging for medical devices	First lien senior secured revolving loan ($0.3 par due 07/2024)	6.12% (LIBOR + 4.25%/M)	7/2/2019	0.3	0.3	(2)(6)(12)
		First lien senior secured loan ($4.7 par due 07/2026)	4.50% (Euribor + 4.50%/Q)	7/2/2019	5.1	4.6	(2)(6)
		First lien senior secured loan ($14.9 par due 07/2026)	6.50% (LIBOR + 4.25%/Q)	7/2/2019	14.9	14.8	(2)(6)(12)
		First lien senior secured loan ($1.5 par due 07/2026)	4.50% (Euribor + 4.50%/Q)	8/8/2019	1.6	1.4	(2)(6)
		Class A units (6,762,668 units)		7/2/2019	6.8	6.8	(2)(6)
					28.7	27.9
Novipax Buyer, L.L.C. and Novipax Parent Holding Company, L.L.C.	Developer and manufacturer of absorbent pads for food products	First lien senior secured loan ($23.5 par due 12/2026)	6.75% (LIBOR + 5.25%/S)	12/1/2020	23.5	23.5	(2)(12)
		Class A preferred units (4,772 units)	10.00% PIK	12/1/2020	5.2	8.2	(2)
		Class C units (4,772 units)		12/1/2020	—	—
					28.7	31.7
Plaskolite PPC Intermediate II LLC and Plaskolite PPC Blocker LLC	Manufacturer of specialized acrylic and polycarbonate sheets	First lien senior secured loan ($21.6 par due 12/2025)	5.67% (LIBOR + 4.00%/M)	12/14/2018	20.3	20.1	(2)(12)
		Second lien senior secured loan ($55.0 par due 12/2026)	8.25% (LIBOR + 7.25%/A)	12/14/2018	55.0	52.2	(2)(12)
		Co-Invest units (5,969 units)		12/14/2018	0.6	0.7	(2)
					75.9	73.0
Precision Concepts International LLC and Precision Concepts Canada Corporation (16)	Manufacturer of diversified packaging solutions and plastic injection molded products	First lien senior secured revolving loan ($6.2 par due 01/2025)	7.65% (SOFR + 5.50%/Q)	1/11/2019	6.2	6.2	(2)(6)(12)
		First lien senior secured loan ($14.7 par due 01/2026)	7.55% (SOFR + 5.50%/Q)	1/11/2019	14.7	14.7	(2)(6)(12)
		First lien senior secured loan ($13.2 par due 01/2026)	7.15% (SOFR + 5.75%/Q)	5/31/2022	13.2	13.2	(2)(6)(12)
		First lien senior secured loan ($0.1 par due 01/2026)	7.55% (SOFR + 5.50%/Q)	6/4/2021	0.1	0.1	(2)(6)(12)
					34.2	34.2
SCI PH Parent, Inc.	Industrial container manufacturer, reconditioner and servicer	Series B shares (11.4764 shares)		8/24/2018	1.1	3.1	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Interest (3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					281.0	277.7		2.98%
Technology Hardware & Equipment
Chariot Buyer LLC (16)	Provider of smart access solutions across residential and commercial properties	First lien senior secured revolving loan ($4.3 par due 11/2026)	5.12% (LIBOR + 3.50%/M)	11/3/2021	4.3	3.9	(2)
		Second lien senior secured loan ($134.4 par due 11/2029)	9.00% (LIBOR + 6.75%/Q)	11/3/2021	134.4	126.3	(2)(12)
					138.7	130.2
Everspin Technologies, Inc.	Designer and manufacturer of computer memory solutions	Warrant to purchase up to 18,461 shares of common stock (expires 10/2026)		10/7/2016	0.4	—
FL Hawk Intermediate Holdings, Inc. (16)	Provider of variable data labeling for the apparel industry	First lien senior secured revolving loan		2/22/2021	—	—
ITI Holdings, Inc. (16)	Provider of innovative software and equipment for motor vehicle agencies	First lien senior secured loan ($38.3 par due 03/2028)	7.08% (SOFR + 5.50%/Q)	3/3/2022	38.3	37.9	(2)(12)
Micromeritics Instrument Corp. (16)	Scientific instrument manufacturer	First lien senior secured loan ($26.0 par due 12/2025)	7.38% (LIBOR + 4.50%/Q)	12/18/2019	26.0	26.0	(2)(12)
Repairify, Inc. and Repairify Holdings, LLC (16)	Provider of automotive diagnostics scans and solutions	Class A common units (163,820 units)		6/14/2021	4.9	4.7	(2)
Watchfire Enterprises, Inc. (16)	Manufacturer of LED electronic message centers and digital billboards	First lien senior secured revolving loan		2/8/2018	—	—
Wildcat BuyerCo, Inc. and Wildcat Parent, LP (16)	Provider and supplier of electrical components for commercial and industrial applications	First lien senior secured revolving loan ($0.5 par due 02/2026)	6.99% (SOFR + 5.75%/M)	2/27/2020	0.5	0.5	(2)(12)(15)
		First lien senior secured loan ($18.1 par due 02/2026)	7.95% (SOFR + 5.75%/M)	2/27/2020	18.1	18.1	(2)(12)
		First lien senior secured loan ($4.0 par due 02/2026)	7.59% (SOFR + 5.75%/Q)	5/12/2022	4.0	4.0	(2)(12)
		First lien senior secured loan ($2.6 par due 02/2026)	7.42% (LIBOR + 5.75%/Q)	11/18/2021	2.6	2.6	(2)(12)
		First lien senior secured loan ($0.7 par due 02/2026)	3.05% (LIBOR + 2.05%/M)	11/18/2021	0.7	0.7	(2)(12)
		First lien senior secured loan ($0.1 par due 02/2026)	7.80% (SOFR + 5.75%/Q)	11/18/2021	0.1	0.1	(2)(12)
		Limited partnership interests (17,655 interests)		2/27/2020	1.8	4.0	(2)
					27.8	30.0

					236.1	228.8		2.45%
Transportation
Commercial Trailer Leasing, Inc. (16)	Trailer leasing company	First lien senior secured loan ($63.5 par due 01/2026)	7.26% (SOFR + 6.25%/Q)	1/19/2021	63.5	63.5	(2)(12)
		First lien senior secured loan ($13.0 par due 01/2026)	7.25% (SOFR + 6.25%/Q)	1/19/2021	13.0	13.0	(2)(12)
		Second lien senior secured loan ($19.9 par due 01/2027)	13.00%	1/19/2021	19.9	19.9	(2)
					96.4	96.4

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Interest (3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Shur-Co Acquisition, Inc. and Shur-Co Holdco, Inc. (16)	Provider of tarp systems and accessories for trucks, trailers, carts, and specialty equipment used in the agriculture, construction and flatbed markets	First lien senior secured loan ($26.9 par due 06/2027)	8.26% (LIBOR + 6.00%/Q)	6/30/2021	26.9	26.9	(2)(12)
		First lien senior secured loan ($2.9 par due 06/2027)	8.20% (LIBOR + 6.00%/Q)	6/27/2022	2.9	2.9	(2)(12)
		Common stock (7,599,000 shares)		6/30/2021	7.6	12.0	(2)
					37.4	41.8

					133.8	138.2		1.48%
Education
Excelligence Holdings Corp.	Developer, manufacturer and retailer of educational products	First lien senior secured loan ($9.6 par due 04/2023)	8.25% (LIBOR + 1.50% Cash + 4.50% PIK/Q)	4/17/2017	9.6	9.5	(2)(12)
Flinn Scientific, Inc. and WCI-Quantum Holdings, Inc. (16)	Distributor of instructional products, services and resources	First lien senior secured revolving loan ($7.7 par due 08/2024)	6.78% (LIBOR + 5.50%/M)	8/31/2018	7.7	7.7	(2)(12)(15)
		First lien senior secured revolving loan ($1.2 par due 08/2024)	5.50% (LIBOR + 4.75%/M)	8/31/2018	1.2	1.2	(2)(12)(15)
		First lien senior secured loan ($29.8 par due 08/2024)	7.17% (LIBOR + 5.50%/Q)	7/26/2017	29.8	29.8	(2)(12)
		First lien senior secured loan ($1.1 par due 08/2024)	6.25% (LIBOR + 5.50%/M)	8/31/2018	1.1	1.1	(2)(12)
		Series A preferred stock (1,272 shares)		10/24/2014	0.7	1.0	(2)
					40.5	40.8
National College of Business and Technology Inc. & Leeds IV Advisors, Inc.	Private school operator	First lien senior secured loan ($3.6 par due 10/2024)	10.50% (LIBOR + 9.00%/Q)	3/12/2020	3.6	3.6	(2)(12)
		Senior preferred series A-1 shares (151,056 shares)		10/31/2015	98.1	36.3	(2)
		Series B preferred stock (348,615 shares)		8/5/2010	1.0	—
		Series B preferred stock (1,401,385 shares)		8/5/2010	4.0	—
		Series C preferred stock (517,942 shares)		6/7/2010	0.1	—
		Series C preferred stock (1,994,644 shares)		6/7/2010	0.5	—
		Common stock (4 shares)		6/7/2010	—	—
		Common stock (16 shares)		6/7/2010	—	—
					107.3	39.9
Primrose Holding Corporation (4)	Franchisor of education-based early childhood centers	Common stock (7,227 shares)		1/3/2017	4.6	33.6

					162.0	123.8		1.33%
Household & Personal Products
CDI Holdings III Corp. and CDI Holdings I Corp. (16)	Provider of personal care appliances	First lien senior secured loan ($3.8 par due 12/2027)	8.00% (LIBOR + 5.75%/Q)	12/22/2021	3.8	3.7	(2)(12)
		Common stock (6,149 shares)		12/22/2021	6.1	6.3	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Interest (3)(7)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					9.9	10.0
Foundation Consumer Brands, LLC	Pharmaceutical holding company of over the counter brands	First lien senior secured loan ($23.7 par due 10/2026)	6.92% (LIBOR + 5.50%/Q)	2/12/2021	23.2	23.7	(2)(12)
Premier Specialties, Inc. and RMCF V CIV XLIV, L.P. (16)	Manufacturer and supplier of natural fragrance materials and cosmeceuticals	First lien senior secured revolving loan ($1.3 par due 08/2027)	7.67% (LIBOR + 6.00%/M)	8/20/2021	1.3	1.2	(2)(12)
		First lien senior secured loan ($27.4 par due 08/2027)	7.67% (LIBOR + 6.00%/M)	8/20/2021	27.4	26.3	(2)(12)
		Limited partner interests (4.58% interest)		8/20/2021	4.7	3.2	(2)
					33.4	30.7
Rug Doctor, LLC and RD Holdco Inc. (5)	Manufacturer and marketer of carpet cleaning machines	Second lien senior secured loan ($23.2 par due 05/2023)		1/3/2017	22.1	9.5	(2)(11)
		Common stock (458,596 shares)		1/3/2017	14.0	—
		Warrant to purchase up to 56,372 shares of common stock (expires 12/2023)		1/3/2017	—	—
					36.1	9.5
Walnut Parent, Inc.	Manufacturer of natural solution pest and animal control products	First lien senior secured loan ($16.8 par due 11/2027)	6.50% (LIBOR + 5.50%/Q)	4/26/2022	16.8	16.8	(2)(12)
		First lien senior secured loan ($14.7 par due 11/2027)	7.17% (LIBOR + 5.50%/M)	11/9/2020	14.7	14.7	(2)(12)
					31.5	31.5

					134.1	105.4		1.13%
Telecommunication Services
Aventiv Technologies, LLC and Securus Technologies Holdings, Inc.	Provider of inmate telecom solutions to corrections and law enforcement agencies	First lien senior secured loan ($9.2 par due 11/2024)	5.50% (LIBOR + 4.50%/Q)	5/26/2022	8.8	8.3	(12)(19)
		Second lien senior secured loan ($0.2 par due 11/2025)	9.25% (LIBOR + 8.25%/Q)	5/26/2022	0.2	0.2	(12)(19)
					9.0	8.5
Emergency Communications Network, LLC (16)	Provider of mission critical emergency mass notification solutions	First lien senior secured revolving loan ($6.6 par due 07/2022)	8.75% (LIBOR + 2.63% Cash + 5.13% PIK/M)	6/1/2017	6.6	5.8	(2)(12)
		First lien senior secured loan ($47.0 par due 06/2023)	8.99% (LIBOR + 2.63% Cash + 5.13% PIK/Q)	6/1/2017	47.0	41.4	(2)(12)
					53.6	47.2

					62.6	55.7		0.60%
Grand Total					21,111.7	21,170.2		226.82%

Derivative Instruments

Forward currency contracts

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Appreciation / (Depreciation)
Forward currency contract	$214	CAD	274	Royal Bank of Canada	July 28, 2022	$1
Forward currency contract	$169	CAD	219	Royal Bank of Canada	July 19, 2022	(1)
Forward currency contract	$145		€135	Royal Bank of Canada	July 28, 2022	3
Forward currency contract	$121		£95	Royal Bank of Canada	July 28, 2022	5
Forward currency contract	$36		£29	Royal Bank of Canada	July 28, 2022	—
Forward currency contract	$23	CAD	30	Royal Bank of Canada	July 8, 2022	—
Forward currency contract	$13		$13	Royal Bank of Canada	July 28, 2022	—
Forward currency contract	$11	NZD	18	Royal Bank of Canada	July 28, 2022
Forward currency contract	$4	CAD	5	Royal Bank of Canada	July 19, 2022	—
Forward currency contract	$3	CAD	4	Royal Bank of Canada	July 28, 2022	—
Forward currency contract	$2	CAD	3	Royal Bank of Canada	July 19, 2022	—
Total						$8
______________________________________________

(1)Other than the Company’s investments listed in footnote 5 below (subject to the limitations set forth therein), the Company does not “Control” any of its portfolio companies, for the purposes of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In general, under the Investment Company Act, the Company would “Control” a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. All of the Company’s portfolio company investments, which as of June 30, 2022 represented 227% of the Company’s net assets or 97% of the Company’s total assets, are subject to legal restrictions on sales.

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

(4)As defined in the Investment Company Act, the Company is deemed to be an “Affiliated Person” because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the six months ended June 30, 2022 in which the issuer was an Affiliated Person of the Company (but not a portfolio company that the Company is deemed to Control) are as follows:

For the Six Months Ended June 30, 2022										As of June 30, 2022
(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)	Fair Value
Apex Clean Energy TopCo, LLC	$9.1	$—	$—	$—	$—	$—	$—	$—	$—	$88.2
APG Intermediate Holdings Corporation and APG Holdings, LLC	$—	$—	$—	$0.5	$—	$—	$—	$—	$(1.6)	$23.3
Blue Wolf Capital Fund II, L.P.	$—	$—	$—	$—	$—	$—	$—	$—	$(0.2)	$0.1
Bragg Live Food Products, LLC and SPC Investment Co., L.P.	$2.5	$1.9	$—	$1.5	$—	$—	$—	$—	$2.2	$50.4
ESCP PPG Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(2.7)	$0.1
European Capital UK SME Debt LP	$—	$0.8	$—	$—	$—	$0.6	$—	$—	$—	$26.0
PCG-Ares Sidecar Investment, L.P.	$—	$—	$—	$—	$—	$—	$—	$—	$(0.6)	$0.8
PCG-Ares Sidecar Investment II, L.P.	$—	$—	$—	$—	$—	$—	$—	$—	$4.3	$15.5
Primrose Holding Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$6.6	$33.6
Production Resource Group, L.L.C. and PRG III, LLC	$1.5	$0.1	$—	$2.8	$0.1	$—	$—	$—	$17.5	$77.4
Shock Doctor, Inc. and Shock Doctor Holdings, LLC	$2.2	$2.7	$—	$0.6	$—	$—	$0.1	$—	$5.9	$28.6
Sundance Energy Inc.	$—	$41.0	$—	$—	$—	$—	$—	$(22.6)	$1.2	$—
Totes Isotoner Corporation and Totes Ultimate Holdco, Inc.	$—	$—	$—	$0.1	$—	$—	$—	$—	$(0.6)	$3.4
	$15.3	$46.5	$—	$5.5	$0.1	$0.6	$0.1	$(22.6)	$32.0	$347.4

(5)As defined in the Investment Company Act, the Company is deemed to be both an “Affiliated Person” and “Control” this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the six months ended June 30, 2022 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control are as follows:

For the Six Months Ended June 30, 2022										As of June 30, 2022
(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)	Fair Value
Absolute Dental Group LLC and Absolute Dental Equity, LLC	$—	$—	$—	$2.7	$—	$—	$—	$—	$1.7	$67.0
ACAS Equity Holdings Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—	$0.4
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
CoLTs 2005-1 Ltd.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Eckler Industries, Inc. and Eckler Purchaser LLC	$4.5	$—	$—	$—	$—	$—	$—	$—	$(8.7)	$19.0
Halex Holdings, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
HCI Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Heelstone Renewable Energy, LLC and Heelstone Renewable Energy Investors, LLC	$75.1	$—	$—	$2.6	$1.4	$—	$—	$—	$19.1	$157.5
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation	$—	$3.9	$—	$1.2	$0.6	$22.8	$0.3	$—	$3.3	$56.2
Ivy Hill Asset Management, L.P.	$918.6	$44.0	$—	$3.3	$—	$95.0	$—	$—	$(5.0)	$1,805.3
Joyce Lane Capital LLC and Joyce Lane Financing SPV LLC (fka Ciena Capital LLC)	$—	$0.3	$—	$0.1	$—	$—	$—	$—	$—	$—
Navisun LLC and Navisun Holdings LLC	$—	$131.0	$—	$0.4	$—	$—	$—	$19.0	$(10.3)	$—
Olympia Acquisition, Inc., Olympia TopCo, L.P. and Asclepius Holdings LLC	$3.3	$—	$—	$1.7	$0.1	$—	$—	$—	$2.2	$52.2
Potomac Intermediate Holdings II LLC	$—	$—	$—	$—	$—	$—	$—	$—	$1.9	$181.6
PS Operating Company LLC and PS Op Holdings LLC	$3.0	$1.4	$—	$0.6	$—	$—	$0.1	$—	$(1.0)	$25.7
Rug Doctor, LLC and RD Holdco Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$(11.4)	$9.6
S Toys Holdings LLC (fka The Step2 Company, LLC)	$—	$—	$—	$—	$—	$—	$—	$—	$(0.2)	$—
Senior Direct Lending Program, LLC	$63.2	$27.5	$—	$67.3	$4.9	$—	$3.0	$—	$—	$1,023.0
Startec Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
VPROP Operating, LLC and V SandCo, LLC	$6.0	$—	$—	$2.2	$0.2	$—	$—	$—	$16.3	$102.0
	$1,073.7	$208.1	$—	$82.1	$7.2	$117.8	$3.4	$19.0	$7.9	$3,499.5
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

(6)    This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets. Pursuant to Section 55(a) of the Investment Company Act, 21% of the Company's total assets are represented by investments at fair value and other assets that are considered "non-qualifying assets" as of June 30, 2022.

(7)Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR”), the Secured Overnight Financing Rate (“SOFR”), or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually (A), semi-annually (S), quarterly (Q), bi-monthly (B), monthly (M) or daily (D). For each such loan, the Company has provided the interest rate in effect on the date presented. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.

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

(9)The Company sold a participating interest of approximately $0.6 in aggregate principal amount of the portfolio company’s first lien senior secured delayed draw term loan. As the transaction did not qualify as a “true sale” in accordance with U.S. generally accepted accounting principles (“GAAP”), the Company recorded a corresponding $0.6 secured borrowing, at fair value, included in “secured borrowings” in the accompanying consolidated balance sheet. As of June 30, 2022, the interest rate in effect for the secured borrowing was 14.74%.

(10)The Company sold a participating interest of approximately $77.9 in aggregate principal amount outstanding of the portfolio company’s first lien senior secured revolving loan. As the transaction did not qualify as a “true sale” in accordance with GAAP, the Company recorded a corresponding $77.9 secured borrowing, at fair value, included in “secured borrowings” in the accompanying consolidated balance sheet. As of June 30, 2022, the interest rate in effect for the secured borrowing was 8.56%.

(11)Loan was on non-accrual status as of June 30, 2022.

(12)Loan includes interest rate floor feature.

(13)In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from the SDLP’s loan portfolio, after expenses, which may result in a return to the Company greater than the contractual stated interest rate.

(14)As of June 30, 2022, no amounts were funded by the Company under this first lien senior secured revolving loan; however, there were letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 for further information on letters of credit commitments related to certain portfolio companies.

(15)As of June 30, 2022, in addition to the amounts funded by the Company under this first lien senior secured revolving loan, there were also letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 for further information on letters of credit commitments related to certain portfolio companies.

(16)As of June 30, 2022, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 7 for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Absolute Dental Group LLC and Absolute Dental Equity, LLC	$7.1	$(4.1)	$3.0	$—	$—	$3.0
Abzena Holdings, Inc. and Astro Group Holdings Ltd.	0.1	—	0.1	—	—	0.1
Accommodations Plus Technologies LLC and Accommodations Plus Technologies Holdings LLC	4.1	(4.1)	—	—	—	—
ADG, LLC and RC IV GEDC Investor LLC	13.7	(12.1)	1.6	—	—	1.6
AffiniPay Midco, LLC and AffiniPay Intermediate Holdings, LLC	69.4	—	69.4	—	—	69.4
AI Fire Buyer, Inc. and AI Fire Parent LLC	28.9	(3.2)	25.7	—	—	25.7
AIM Acquisition, LLC	1.8	—	1.8	—	—	1.8
Alcami Corporation and ACM Holdings I, LLC	29.0	—	29.0	—	—	29.0
Alera Group, Inc.	1.0	—	1.0	—	—	1.0
American Residential Services L.L.C. and Aragorn Parent Holdings LP	4.5	(1.4)	3.1	—	—	3.1
Anaplan, Inc.	1.4	—	1.4	—	—	1.4
Anaqua Parent Holdings, Inc. & Astorg VII Co-Invest Anaqua	3.6	—	3.6	—	—	3.6
APG Intermediate Holdings Corporation and APG Holdings, LLC	0.1	—	0.1	—	—	0.1
Applied Technical Services, LLC	3.9	(1.3)	2.6	—	—	2.6
Appriss Health, LLC and Appriss Health Intermediate Holdings, Inc.	0.1	—	0.1	—	—	0.1
Apptio, Inc.	4.2	(1.7)	2.5	—	—	2.5
AQ Sage Buyer, LLC	8.2	—	8.2	—	—	8.2
AQ Sunshine, Inc.	15.0	(1.0)	14.0	—	—	14.0
Argenbright Holdings V, LLC	1.3	—	1.3	—	—	1.3
Arrowhead Holdco Company and Arrowhead GS Holdings, Inc.	20.0	(15.2)	4.8	—	—	4.8
ASP-r-pac Acquisition CO LLC and ASP-r-pac Holdings LP	6.2	—	6.2	—	—	6.2
AthenaHealth Group Inc., Minerva Holdco, Inc. and BCPE Co-Invest (A), LP	9.0	—	9.0	—	—	9.0
ATI Restoration, LLC	90.3	(0.8)	89.5	—	—	89.5
Atlas Intermediate III, L.L.C.	0.4	(0.1)	0.3	—	—	0.3
Aventine Intermediate LLC & Aventine Holdings II LLC	0.3	—	0.3	—	—	0.3
Avetta, LLC	4.2	—	4.2	—	—	4.2
AxiomSL Group, Inc. and Calypso Group, Inc.	3.9	—	3.9	—	—	3.9
BAART Programs, Inc., MedMark Services, Inc., and Canadian Addiction Treatment Centres LP	2.3	—	2.3	—	—	2.3
Banyan Software Holdings, LLC and Banyan Software, LP	22.3	(0.9)	21.4	—	—	21.4
Beacon Pointe Harmony, LLC	7.6	—	7.6	—	—	7.6
Bearcat Buyer, Inc. and Bearcat Parent, Inc.	21.5	—	21.5	—	—	21.5
Belfor Holdings, Inc.	25.0	(6.8)	18.2	—	—	18.2
Benecon Midco II LLC and Locutus Holdco LLC	4.5	—	4.5	—	—	4.5
Benefytt Technologies, Inc.	5.9	—	5.9	—	—	5.9
Berner Food & Beverage, LLC	1.7	(1.1)	0.6	—	—	0.6
BlueHalo Financing Holdings, LLC, BlueHalo Global Holdings, LLC, and BlueHalo, LLC	3.0	(1.4)	1.6	—	—	1.6
Borrower R365 Holdings LLC	2.9	—	2.9	—	—	2.9
Bottomline Technologies, Inc.	5.3	—	5.3	—	—	5.3
Bragg Live Food Products, LLC and SPC Investment Co., L.P.	4.4	(2.3)	2.1	—	—	2.1
Businessolver.com, Inc.	3.9	—	3.9	—	—	3.9
Cadence Aerospace, LLC	15.2	(12.5)	2.7	—	—	2.7
Capstone Acquisition Holdings, Inc. and Capstone Parent Holdings, LP	15.3	(8.8)	6.5	—	—	6.5
Cardinal Parent, Inc. and Packers Software Intermediate Holdings, Inc.	5.0	—	5.0	—	—	5.0
CCS-CMGC Holdings, Inc.	12.0	(3.7)	8.3	—	—	8.3

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
CDI Holdings III Corp. and CDI Holdings I Corp.	0.9	—	0.9	—	—	0.9
Center for Autism and Related Disorders, LLC	8.7	(8.5)	0.2	—	—	0.2
Centric Brands LLC and Centric Brands GP LLC	7.9	(6.7)	1.2	—	—	1.2
Chariot Buyer LLC	12.3	(4.3)	8.0	—	—	8.0
CMG HoldCo, LLC and CMG Buyer Holdings, Inc.	22.4	—	22.4	—	—	22.4
Cobalt Buyer Sub, Inc., Cobalt Holdings I, LP, and Cobalt Intermediate I, Inc.	23.7	(2.5)	21.2	—	—	21.2
Commercial Trailer Leasing, Inc.	0.6	—	0.6	—	—	0.6
Community Brands ParentCo, LLC	7.2	—	7.2	—	—	7.2
Compex Legal Services, Inc.	3.6	(2.2)	1.4	—	—	1.4
Comprehensive EyeCare Partners, LLC	1.9	(0.3)	1.6	—	—	1.6
Concert Golf Partners Holdco LLC	3.1	(0.4)	2.7	—	—	2.7
Consilio Midco Limited, Compusoft US LLC, and Consilio Investment Holdings, L.P.	15.1	—	15.1	—	—	15.1
Continental Café, LLC and Infinity Ovation Yacht Charters, LLC	8.0	—	8.0	—	—	8.0
Convera International Holdings Limited and Convera International Financial S.A R.L.	2.3	—	2.3	—	—	2.3
CoreLogic, Inc. and T-VIII Celestial Co-Invest LP	38.9	—	38.9	—	—	38.9
Cority Software Inc., IQS, Inc. and Cority Parent, Inc.	0.1	—	0.1	—	—	0.1
Cornerstone OnDemand, Inc. and Sunshine Software Holdings, Inc.	38.7	(0.7)	38.0	—	—	38.0
Covaris Intermediate 3, LLC & Covaris Parent, LLC	22.2	—	22.2	—	—	22.2
Coyote Buyer, LLC	8.3	(2.5)	5.8	—	—	5.8
Cozzini Bros., Inc. and BH-Sharp Holdings LP	15.0	—	15.0	—	—	15.0
CrossCountry Mortgage, LLC	56.3	—	56.3	—	—	56.3
Crown CT Parent Inc., Crown CT HoldCo Inc. and Crown CT Management LLC	3.2	—	3.2	—	—	3.2
CST Buyer Company (d/b/a Intoxalock)	6.1	—	6.1	—	—	6.1
CVP Holdco, Inc. and OMERS Wildcats Investment Holdings LLC	36.9	—	36.9	—	—	36.9
DecoPac, Inc. and KCAKE Holdings Inc.	16.5	(8.5)	8.0	—	—	8.0
Denali Holdco LLC and Denali Apexco LP	5.4	—	5.4	—	—	5.4
DFC Global Facility Borrower III LLC	101.7	(78.1)	23.6	—	—	23.6
Diligent Corporation and Diligent Preferred Issuer, Inc.	2.2	(1.2)	1.0	—	—	1.0
Display Holding Company, Inc., Saldon Holdings, Inc. and Fastsigns Holdings Inc.	2.3	—	2.3	—	—	2.3
DRS Holdings III, Inc. and DRS Holdings I, Inc.	10.8	—	10.8	—	—	10.8
DS Admiral Bidco, LLC	0.1	—	0.1	—	—	0.1
Dye & Durham Corporation	19.1	—	19.1	—	—	19.1
Dynamic NC Aerospace Holdings, LLC and Dynamic NC Investment Holdings, LP	7.1	—	7.1	—	—	7.1
Eckler Industries, Inc. and Eckler Purchaser LLC	11.9	(11.7)	0.2	—	—	0.2
Elemica Parent, Inc. & EZ Elemica Holdings, Inc.	4.1	(3.2)	0.9	—	—	0.9
Elevation Services Parent Holdings, LLC	21.7	(5.7)	16.0	—	—	16.0
Emergency Communications Network, LLC	6.6	(6.6)	—	—	—	—
EP Wealth Advisors, LLC	2.4	(0.7)	1.7	—	—	1.7
EpiServer Inc. and Episerver Sweden Holdings AB	14.5	—	14.5	—	—	14.5
EPS NASS Parent, Inc.	8.4	(3.2)	5.2	—	—	5.2
eResearch Technology, Inc. and Astorg VII Co-Invest ERT	2.5	—	2.5	—	—	2.5
ESHA Research, LLC and RMCF VI CIV XLVIII, L.P.	1.1	—	1.1	—	—	1.1
Essential Services Holding Corporation and OMERS Mahomes Investment Holdings LLC	41.2	(6.2)	35.0	—	—	35.0
Explorer Investor, Inc	0.3	—	0.3	—	—	0.3
Extrahop Networks, Inc.	7.2	—	7.2	—	—	7.2
FL Hawk Intermediate Holdings, Inc.	0.5	—	0.5	—	—	0.5

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Flinn Scientific, Inc. and WCI-Quantum Holdings, Inc.	14.5	(8.9)	5.6	—	—	5.6
FM:Systems Group, LLC	1.5	—	1.5	—	—	1.5
Forescout Technologies, Inc.	0.1	—	0.1	—	—	0.1
Foundation Risk Partners, Corp.	61.2	—	61.2	—	—	61.2
FS Squared Holding Corp. and FS Squared, LLC	9.6	(0.5)	9.1	—	—	9.1
Galway Borrower LLC	19.0	(0.4)	18.6	—	—	18.6
Garden Fresh Restaurant Corp. and GFRC Holdings LLC	7.5	(7.5)	—	—	—	—
Genesis Acquisition Co. and Genesis Ultimate Holding Co.	1.5	(1.5)	—	—	—	—
GHX Ultimate Parent Corporation, Commerce Parent, Inc. and Commerce Topco, LLC	47.5	—	47.5	—	—	47.5
GI Ranger Intermediate LLC	11.0	(0.4)	10.6	—	—	10.6
Global Music Rights, LLC	4.3	—	4.3	—	—	4.3
GNZ Energy Bidco Limited and Galileo Co-Investment	37.1	—	37.1	—	—	37.1
Gotham Greens Holdings, PBC	33.8	—	33.8	—	—	33.8
GraphPAD Software, LLC, Insightful Science Intermediate I, LLC and Insightful Science Holdings, LLC	5.0	—	5.0	—	—	5.0
Green Street Parent, LLC and Green Street Intermediate Holdings, LLC	0.3	—	0.3	—	—	0.3
HAI Acquisition Corporation and Aloha Topco, LLC	19.0	—	19.0	—	—	19.0
Halcon Holdings, LLC	2.9	—	2.9	—	—	2.9
Harvey Tool Company, LLC	28.5	—	28.5	—	—	28.5
HealthEdge Software, Inc.	38.8	(0.3)	38.5	—	—	38.5
Heavy Construction Systems Specialists, LLC	4.0	—	4.0	—	—	4.0
Heelstone Renewable Energy, LLC and Heelstone Renewable Energy Investors, LLC	8.6	—	8.6	—	—	8.6
Help/Systems Holdings, Inc.	7.5	—	7.5	—	—	7.5
HGC Holdings, LLC	7.5	—	7.5	—	—	7.5
HH-Stella, Inc. and Bedrock Parent Holdings, LP	17.0	(2.3)	14.7	—	—	14.7
High Street Buyer, Inc. and High Street Holdco LLC	37.4	—	37.4	—	—	37.4
Highline Aftermarket Acquisition, LLC, Highline Aftermarket SC Acquisition, Inc. and Highline PPC Blocker LLC	9.5	(3.2)	6.3	—	—	6.3
Hometown Food Company	3.9	—	3.9	—	—	3.9
Huskies Parent, Inc., GI Insurity Parent LLC and GI Insurity TopCo LP	22.6	(7.0)	15.6	—	—	15.6
IQN Holding Corp.	7.2	—	7.2	—	—	7.2
ITI Holdings, Inc.	5.7	—	5.7	—	—	5.7
JDC Healthcare Management, LLC	4.5	(4.5)	—	—	—	—
Jim N Nicks Management, LLC	4.8	(1.8)	3.0	—	—	3.0
Joyce Lane Capital LLC and Joyce Lane Financing SPV LLC (fka Ciena Capital LLC)	1.4	—	1.4	—	—	1.4
K2 Insurance Services, LLC and K2 Holdco LP	10.9	—	10.9	—	—	10.9
Kaseya Inc. and Knockout Intermediate Holdings I Inc.	34.0	—	34.0	—	—	34.0
KBHS Acquisition, LLC (d/b/a Alita Care, LLC)	5.0	(1.2)	3.8	—	—	3.8
Kellermeyer Bergensons Services, LLC	0.7	—	0.7	—	—	0.7
Kene Acquisition, Inc. and Kene Holdings, L.P.	8.9	(3.8)	5.1	—	—	5.1
Laboratories Bidco LLC and Laboratories Topco LLC	44.1	(2.6)	41.5	—	—	41.5
Lew's Intermediate Holdings, LLC	2.3	(1.3)	1.0	—	—	1.0
Lido Advisors, LLC	0.8	(0.3)	0.5	—	—	0.5
Lower ACS, Inc.	26.6	—	26.6	—	—	26.6
LSP Holdco, LLC and ZBS Mechanical Group Co-Invest Fund 2, LLC	7.1	—	7.1	—	—	7.1
Magnesium BorrowerCo, Inc. and Magnesium Co-Invest SCSp	15.1	—	15.1	—	—	15.1
Majesco and Magic Topco, L.P.	2.0	—	2.0	—	—	2.0
Management Consulting & Research LLC	4.0	—	4.0	—	—	4.0
Manna Pro Products, LLC	7.0	(4.6)	2.4	—	—	2.4

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Marcone Yellowstone Buyer Inc. and Marcone Yellowstone Holdings, LLC	1.6	—	1.6	—	—	1.6
Marmic Purchaser, LLC and Marmic Topco, L.P.	7.2	—	7.2	—	—	7.2
Maverick Acquisition, Inc.	17.2	—	17.2	—	—	17.2
Mavis Tire Express Services Topco Corp., Metis Holdco, Inc. and Metis Topco, LP	32.9	(7.3)	25.6	—	—	25.6
McKenzie Creative Brands, LLC	4.5	—	4.5	—	—	4.5
Medline Borrower, LP	6.9	(0.2)	6.7	—	—	6.7
Micromeritics Instrument Corp.	4.1	—	4.1	—	—	4.1
Ministry Brands Holdings, LLC and RCP MB Investments B, L.P.	31.3	—	31.3	—	—	31.3
MMIT Holdings, LLC	4.6	—	4.6	—	—	4.6
Monica Holdco (US) Inc.	3.6	—	3.6	—	—	3.6
Moon Valley Nursery of Arizona Retail, LLC, Moon Valley Nursery Farm Holdings, LLC, Moon Valley Nursery RE Holdings LLC, and Stonecourt IV Partners, LP	15.2	—	15.2	—	—	15.2
MRI Software LLC	17.0	—	17.0	—	—	17.0
Murchison Oil and Gas, LLC and Murchison Holdings, LLC	27.5	—	27.5	—	—	27.5
n2y Holding, LLC	0.1	(0.1)	—	—	—	—
NAS, LLC and Nationwide Marketing Group, LLC	3.0	(0.6)	2.4	—	—	2.4
National Intergovernmental Purchasing Alliance Company	9.0	—	9.0	—	—	9.0
NCWS Intermediate, Inc. and NCWS Holdings LP	28.3	—	28.3	—	—	28.3
Nelipak Holding Company, Nelipak European Holdings Cooperatief U.A., KNPAK Holdings, LP and PAKNK Netherlands Treasury B.V.	0.6	(0.4)	0.2	—	—	0.2
Nest Topco Borrower Inc., KKR Nest Co-Invest L.P., and NBLY 2021-1	119.1	—	119.1	—	—	119.1
NMC Skincare Intermediate Holdings II, LLC	12.7	(1.0)	11.7	—	—	11.7
NMN Holdings III Corp. and NMN Holdings LP	12.5	(1.3)	11.2	—	—	11.2
Noble Aerospace, LLC	5.6	—	5.6	—	—	5.6
North American Fire Holdings, LLC and North American Fire Ultimate Holdings, LLC	10.4	—	10.4	—	—	10.4
North American Science Associates, LLC, Cardinal Purchaser LLC and Cardinal Topco Holdings, L.P.	1.2	—	1.2	—	—	1.2
North Haven Falcon Buyer, LLC and North Haven Falcon Holding Company, LLC	3.5	—	3.5	—	—	3.5
North Haven Stack Buyer, LLC	7.4	(0.6)	6.8	—	—	6.8
NSM Insurance Group, LLC	6.0	(0.1)	5.9	—	—	5.9
NueHealth Performance, LLC	6.2	(3.3)	2.9	—	—	2.9
Offen, Inc.	7.0	—	7.0	—	—	7.0
Olympia Acquisition, Inc., Olympia TopCo, L.P., and Asclepius Holdings LLC	6.6	—	6.6	—	—	6.6
OneDigital Borrower LLC	7.5	(0.3)	7.2	—	—	7.2
Padres L.P.	64.2	—	64.2	—	—	64.2
Pathway Vet Alliance LLC and Jedi Group Holdings LLC	1.9	—	1.9	—	—	1.9
Patriot Growth Insurance Services, LLC	4.5	—	4.5	—	—	4.5
Paya, Inc and GTCR-Ultra Holdings LLC	4.5	—	4.5	—	—	4.5
PDI TA Holdings, Inc., Peachtree Parent, Inc. and Insight PDI Holdings, LLC	7.6	(1.9)	5.7	—	—	5.7
Pegasus Global Enterprise Holdings, LLC, Mekone Blocker Acquisition, Inc. and Mekone Parent, LLC	34.0	—	34.0	—	—	34.0
Pelican Products, Inc.	2.3	—	2.3	—	—	2.3
People Corporation	24.4	(3.9)	20.5	—	—	20.5
Perforce Software, Inc.	0.5	—	0.5	—	—	0.5
Petroleum Service Group LLC	17.9	(5.0)	12.9	—	—	12.9
Petvisor Holdings, LLC	40.1	—	40.1	—	—	40.1
Pluralsight, Inc.	0.3	—	0.3	—	—	0.3
Precision Concepts International LLC and Precision Concepts Canada Corporation	19.2	(6.2)	13.0	—	—	13.0

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Premier Specialties, Inc. and RMCF V CIV XLIV, L.P.	11.0	(1.3)	9.7	—	—	9.7
Premise Health Holding Corp. and OMERS Bluejay Investment Holdings LP	36.0	(0.6)	35.4	—	—	35.4
Prime Buyer, L.L.C.	15.9	(2.7)	13.2	—	—	13.2
Pritchard Industries, LLC and LJ Pritchard TopCo Holdings, LLC	10.6	—	10.6	—	—	10.6
Production Resource Group, L.L.C. and PRG III, LLC	1.0	—	1.0	—	—	1.0
ProfitSolv Purchaser, Inc. and PS Co-Invest, L.P.	15.0	—	15.0	—	—	15.0
Project Essential Bidco, Inc. and Project Essential Super Parent, Inc.	1.1	—	1.1	—	—	1.1
Project Potter Buyer, LLC and Project Potter Parent, L.P.	5.5	—	5.5	—	—	5.5
Proofpoint, Inc.	3.1	—	3.1	—	—	3.1
PS Operating Company LLC and PS Op Holdings LLC	5.9	(4.3)	1.6	—	—	1.6
Pyramid Management Advisors, LLC and Pyramid Investors, LLC	9.7	(9.7)	—	—	—	—
QF Holdings, Inc.	6.0	—	6.0	—	—	6.0
Radius Aerospace, Inc. and Radius Aerospace Europe Limited	2.8	(0.5)	2.3	—	—	2.3
Raptor Technologies, LLC, Sycamore Bidco LTD and Rocket Parent, LLC	4.4	—	4.4	—	—	4.4
RB Holdings InterCo, LLC	5.6	(1.1)	4.5	—	—	4.5
Reddy Ice LLC	5.2	(2.3)	2.9	—	—	2.9
Redwood Services, LLC and Redwood Services Holdco, LLC	2.4	—	2.4	—	—	2.4
Reef Lifestyle, LLC	44.1	(35.6)	8.5	—	—	8.5
Registrar Intermediate, LLC and PSP Registrar Co-Investment Fund, L.P.	28.0	—	28.0	—	—	28.0
Relativity ODA LLC	3.8	—	3.8	—	—	3.8
Repairify, Inc. and Repairify Holdings, LLC	7.3	—	7.3	—	—	7.3
Revalize, Inc.	1.2	(0.6)	0.6	—	—	0.6
Rialto Management Group, LLC	1.3	(0.2)	1.1	—	—	1.1
RMS HoldCo II, LLC & RMS Group Holdings, Inc.	2.9	—	2.9	—	—	2.9
Rodeo AcquisitionCo LLC	6.2	(0.9)	5.3	—	—	5.3
RSC Acquisition, Inc. and RSC Insurance Brokerage, Inc.	0.6	—	0.6	—	—	0.6
RTI Surgical, Inc. and Pioneer Surgical Technology, Inc.	15.9	(7.7)	8.2	—	—	8.2
SageSure Holdings, LLC & Insight Catastrophe Group, LLC	11.1	(3.5)	7.6	—	—	7.6
Schill Landscaping and Lawn Care Services, LLC and Landscape Parallel Partners, LP	4.6	(0.5)	4.1	—	—	4.1
SCIH Salt Holdings Inc.	7.5	(0.3)	7.2	—	—	7.2
SCM Insurance Services Inc.	4.2	—	4.2	—	—	4.2
SFE Intermediate Holdco LLC	15.2	—	15.2	—	—	15.2
Shermco Intermediate Holdings, Inc.	4.0	(3.7)	0.3	—	—	0.3
Shock Doctor, Inc. and Shock Doctor Holdings, LLC	2.5	(0.8)	1.7	—	—	1.7
Shur-Co Acquisition, Inc. and Shur-Co Holdco, Inc.	5.0	—	5.0	—	—	5.0
SiroMed Physician Services, Inc. and SiroMed Equity Holdings, LLC	7.1	—	7.1	—	—	7.1
SM Wellness Holdings, Inc. and SM Holdco, Inc.	3.8	—	3.8	—	—	3.8
Smarsh Inc. and Skywalker TopCo, LLC	3.3	—	3.3	—	—	3.3
Spring Insurance Solutions, LLC	5.6	—	5.6	—	—	5.6
Star US Bidco LLC	8.5	—	8.5	—	—	8.5
Stealth Holding LLC and UCIT Online Security Inc.	2.9	—	2.9	—	—	2.9
Sun Acquirer Corp. and Sun TopCo, LP	36.7	(1.0)	35.7	—	—	35.7
Sundance Group Holdings, Inc.	7.6	(1.6)	6.0	—	—	6.0
Sunk Rock Foundry Partners LP, Hatteras Electrical Manufacturing Holding Company and Sigma Electric Manufacturing Corporation, Diecast Beacon	7.5	(0.6)	6.9	—	—	6.9

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Sunrun Luna Holdco 2021, LLC	75.0	(58.2)	16.8	—	—	16.8
SV-Burton Holdings, LLC and LBC Breeze Holdings LLC	4.6	—	4.6	—	—	4.6
Symplr Software Inc. and Symplr Software Intermediate Holdings, Inc.	7.0	(2.7)	4.3	—	—	4.3
Synergy HomeCare Franchising, LLC and NP/Synergy Holdings, LLC	4.2	—	4.2	—	—	4.2
TA/WEG Holdings, LLC	3.7	(0.7)	3.0	—	—	3.0
Tamarack Intermediate, L.L.C. and Tamarack Parent, L.L.C.	7.5	—	7.5	—	—	7.5
Taymax Group, L.P., Taymax Group G.P., LLC, PF Salem Canada ULC and TCP Fit Parent, L.P.	1.7	(0.9)	0.8	—	—	0.8
TCP Hawker Intermediate LLC	0.3	(0.1)	0.2	—	—	0.2
TerSera Therapeutics LLC	0.1	—	0.1	—	—	0.1
The Alaska Club Partners, LLC, Athletic Club Partners LLC and The Alaska Club, Inc.	1.1	—	1.1	—	—	1.1
The Arcticom Group, LLC and AMCP Mechanical Holdings, LP	14.9	(4.9)	10.0	—	—	10.0
The Mather Group, LLC, TVG-TMG Topco, Inc., and TVG-TMG Holdings, LLC	2.4	—	2.4	—	—	2.4
The Ultimate Software Group, Inc. and H&F Unite Partners, L.P.	10.0	(1.0)	9.0	—	—	9.0
The Ultimus Group Midco, LLC, The Ultimus Group, LLC, and The Ultimus Group Aggregator, LP	6.9	—	6.9	—	—	6.9
Therapy Brands Holdings LLC	8.6	—	8.6	—	—	8.6
Thermostat Purchaser III, Inc.	11.7	(0.2)	11.5	—	—	11.5
THG Acquisition, LLC	30.3	—	30.3	—	—	30.3
Two Six Labs, LLC	10.2	—	10.2	—	—	10.2
United Digestive MSO Parent, LLC	19.4	—	19.4	—	—	19.4
US Salt Investors, LLC and Emerald Lake Pearl Acquisition-A, L.P.	9.9	—	9.9	—	—	9.9
Verista, Inc.	8.2	(1.1)	7.1	—	—	7.1
Verscend Holding Corp.	22.5	—	22.5	—	—	22.5
VLS Environmental Solutions, LLC	23.2	(0.3)	22.9	—	—	22.9
VPP Intermediate Holdings, LLC and VPP Group Holdings, L.P.	5.3	—	5.3	—	—	5.3
VRC Companies, LLC	5.4	(1.6)	3.8	—	—	3.8
VS Buyer, LLC	8.1	—	8.1	—	—	8.1
WA Asset Management, LLC	0.8	—	0.8	—	—	0.8
Watchfire Enterprises, Inc.	2.0	—	2.0	—	—	2.0
Watermill Express, LLC and Watermill Express Holdings, LLC	1.9	—	1.9	—	—	1.9
WebPT, Inc.	0.9	(0.2)	0.7	—	—	0.7
Wellness AcquisitionCo, Inc.	3.9	—	3.9	—	—	3.9
Wildcat BuyerCo, Inc. and Wildcat Parent, LP	7.8	(0.7)	7.1	—	—	7.1
WorkWave Intermediate II, LLC	22.6	—	22.6	—	—	22.6
WSHP FC Acquisition LLC	10.3	(5.1)	5.2	—	—	5.2
XIFIN, Inc. and ACP Charger Co-Invest LLC	8.9	—	8.9	—	—	8.9
YE Brands Holdings, LLC	2.2	—	2.2	—	—	2.2
ZB Holdco LLC & ZB Parent LLC	21.5	(0.1)	21.4	—	—	21.4
	$3,190.0	$(477.3)	$2,712.7	$—	$—	$2,712.7

(17)As of June 30, 2022, the Company was party to subscription agreements to fund equity investments in private equity     investment partnerships as follows:

(in millions) Company	Total private equity commitments	Less: funded private equity commitments	Total unfunded private equity commitments	Less: private equity commitments substantially at the discretion of the Company	Total net adjusted unfunded private equity commitments
Athyrium Buffalo LP	$15.5	$(7.6)	$7.9	$(7.9)	$—
PCG-Ares Sidecar Investment, L.P. and PCG-Ares Sidecar Investment II, L.P.	50.0	(12.5)	37.5	(37.5)	—
European Capital UK SME Debt LP	54.8	(49.6)	5.2	(5.2)	—
	$120.3	$(69.7)	$50.6	$(50.6)	$—

(18)As of June 30, 2022, the Company had commitments to co-invest in the SDLP for its portion of the SDLP’s commitment to fund delayed draw loans of up to $60. See Note 4 to the consolidated financial statements for more information on the SDLP.

(19)Other than the investments noted by this footnote, the fair value of the Company’s investments is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 8 to the consolidated financial statements for more information regarding the fair value of the Company’s investments.

(20)As of June 30, 2022, the estimated net unrealized gain for federal tax purposes was $0.2 billion based on a tax cost basis of $20.9 billion. As of June 30, 2022, the estimated aggregate gross unrealized loss for federal income tax purposes was $1.1 billion and the estimated aggregate gross unrealized gain for federal income tax purposes was $0.9 billion.

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
F-66

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions, except per share data)
(unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Undistributed (Overdistributed) Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	423	$—	$7,656	$(480)	$7,176
Issuances of common stock (net of offering and underwriting costs)	14	—	249	—	249
Shares issued in connection with dividend reinvestment plan	—	—	9	—	9
Net investment income	—	—	—	144	144
Net realized gains on investments, foreign currency, extinguishment of debt and other transactions	—	—	—	16	16
Net unrealized gains on investments, foreign currency and other transactions	—	—	—	213	213
Dividends declared and payable ($0.40 per share)	—	—	—	(175)	(175)
Balance at March 31, 2021	437	$—	$7,914	$(282)	$7,632
Issuances of common stock (net of offering and underwriting costs)	7	—	135	—	135
Shares issued in connection with dividend reinvestment plan	1	—	10	—	10
Net investment income	—	—	—	171	171
Net realized gains on investments, foreign currency, extinguishment of debt and other transactions	—	—	—	59	59
Net unrealized gains on investments, foreign currency and other transactions	—	—	—	248	248
Dividends declared and payable ($0.40 per share)	—	—	—	(177)	(177)
Balance at June 30, 2021	445	$—	$8,059	$19	$8,078
Issuances of common stock (net of offering and underwriting costs)	15	—	304	—	304
Shares issued in connection with dividend reinvestment plan	1	—	10	—	10
Net investment income	—	—	—	184	184
Net realized gains on investments, foreign currency, extinguishment of debt and other transactions	—	—	—	149	149
Net unrealized gains on investments, foreign currency and other transactions	—	—	—	1	1
Dividends declared and payable ($0.41 per share)	—	—	—	(189)	(189)
Balance at September 30, 2021	461	$—	$8,373	$164	$8,537
Issuances of common stock (net of offering and underwriting costs)	6	—	131	—	131
Shares issued in connection with dividend reinvestment plan	1	—	9	—	9
Net investment income	—	—	—	242	242
Net realized gains on investments, foreign currency, extinguishment of debt and other transactions	—	—	—	16	16
Net unrealized gains on investments, foreign currency and other transactions	—	—	—	124	124
Dividends declared and payable ($0.41 per share)	—	—	—	(191)	(191)
Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	40	(40)	—
Balance at December 31, 2021	468	$—	$8,553	$315	$8,868
Issuances of common stock (net of offering and underwriting costs)	25	—	510	—	510
Shares issued in connection with dividend reinvestment plan	—	—	12	—	12
Net investment income	—	—	—	198	198
Net realized gains on investments, foreign currency, extinguishment of debt and other transactions	—	—	—	10	10
Net unrealized gains on investments, foreign currency and other transactions	—	—	—	3	3
Dividends declared and payable ($0.45 per share)	—	—	—	(220)	(220)
Cumulative effect of adjustment for the adoption of ASU 2020-06 (Note 2)	—	—	(4)	2	(2)
Balance at March 31, 2022	493	$—	$9,071	$308	$9,379
Issuances of common stock (net of offering and underwriting costs)	3	—	68	—	68
Net investment income	—	—	—	257	257
Net realized losses on investments, foreign currency, extinguishment of debt and other transactions	—	—	—	(3)	(3)
Net unrealized losses on investments, foreign currency and other transactions	—	—	—	(143)	(143)
Dividends declared and payable ($0.45 per share)	—	—	—	(223)	(223)
Balance at June 30, 2022	496	$—	$9,139	$196	$9,335

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(unaudited)

	For the Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$322	$851
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Net realized gains on investments, foreign currency and other transactions	(55)	(118)
Net unrealized losses (gains) on investments, foreign currency and other transactions	140	(461)
Realized loss on extinguishment of debt	48	43
Net accretion of discount on investments	(5)	(6)
PIK interest	(63)	(75)
Collections of PIK interest	28	26
PIK dividends	(82)	(37)
Collections of PIK dividends	4	81
Amortization of debt issuance costs	15	10
Net amortization of discount (premium) on notes payable	(3)	3
Proceeds from sales and repayments of investments and other transactions	3,608	4,516
Purchases of investments	(4,849)	(5,545)
Changes in operating assets and liabilities:
Interest receivable	7	(2)
Receivable from participants	—	9
Other assets	27	(7)
Operating lease right-of-use asset	3	4
Base management fees payable	6	5
Income based fees payable	(10)	(82)
Capital gains incentive fees payable	(53)	103
Interest and facility fees payable	(11)	14
Payable to participants	(57)	(14)
Accounts payable and other liabilities	(33)	(8)
Operating lease liabilities	(6)	(7)
Net cash used in operating activities	(1,019)	(697)
FINANCING ACTIVITIES:
Borrowings on debt	3,550	8,190
Repayments and repurchases of debt	(2,893)	(7,472)
Debt issuance costs	(15)	(41)
Net proceeds from issuance of common stock	579	384
Dividends paid	(431)	(333)
Secured borrowings, net	4	77
Net cash provided by financing activities	794	805
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(225)	108
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	486	326
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$261	$434
Supplemental Information:
Interest paid during the period	$182	$136
Taxes, including excise tax, paid during the period	$54	$22
Dividends declared and payable during the period	$443	$352

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2022
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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include funds from time to time deposited with financial institutions and short-term, liquid investments in a money market account. Cash and cash equivalents are carried at cost which approximates fair value. As of June 30, 2022 and December 31, 2021, there was $43 and $62, respectively, of cash denominated in foreign currencies included within “cash and cash equivalents” in the accompanying consolidated balance sheet.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated balance sheet to the total amount shown at the end of the applicable period in the consolidated statement of cash flows:

	As of
	June 30, 2022	December 31, 2021
Cash and cash equivalents	$204	$372
Restricted cash	57	114
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$261	$486

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

The base management fees, income based fees and capital gains incentive fees for the three and six months ended June 30, 2022 and 2021 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Base management fees	$75	$61	$148	$119
Income based fees	$57	$59	$108	$105
Capital gains incentive fees(1)	$(29)	$61	$(27)	$103
________________________________________

(1)Calculated in accordance with GAAP as discussed below.

There was no capital gains incentive fee payable to the Company’s investment adviser as calculated under the investment advisory and management agreement for the three and six months ended June 30, 2022 and 2021. In addition, in accordance with GAAP, the Company had cumulatively accrued a capital gains incentive fee of $108 as of June 30, 2022. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation, net of any expense associated with cumulative unrealized capital depreciation or appreciation. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 20% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods. As of June 30, 2022, the Company has paid capital gains incentive fees since inception totaling $133. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

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

For the three and six months ended June 30, 2022, the Company incurred $2 and $6, respectively, in administrative fees, and $3 and $7, respectively, for the comparable periods in 2021. As of June 30, 2022 and December 31, 2021, a total of $3 and $4, respectively, in administrative fees were unpaid and included in “accounts payable and other liabilities” in the accompanying consolidated balance sheet.

4. INVESTMENTS

As of June 30, 2022 and December 31, 2021, investments consisted of the following:

	As of
	June 30, 2022		December 31, 2021
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans(2)	$9,823	$9,657	$9,583	$9,459
Second lien senior secured loans	4,198	3,962	4,614	4,524
Subordinated certificates of the SDLP(3)	1,023	1,023	987	987
Senior subordinated loans	1,096	1,079	896	890
Preferred equity	1,893	1,898	1,547	1,561
Ivy Hill Asset Management, L.P.(4)	1,655	1,805	781	936
Other equity	1,424	1,746	1,402	1,652
Total	$21,112	$21,170	$19,810	$20,009
________________________________________

(1)The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest or dividends.

(2)First lien senior secured loans include certain loans that the Company classifies as “unitranche” loans. The total amortized cost and fair value of the loans that the Company classified as “unitranche” loans were $5,477 and $5,407, respectively, as of June 30, 2022, and $5,210 and $5,163, respectively, as of December 31, 2021.

(3)The proceeds from these certificates were applied to co-investments with Varagon and its clients to fund first lien senior secured loans to 20 and 19 different borrowers as of June 30, 2022 and December 31, 2021, respectively.

(4)Includes the Company’s equity and subordinated loan investments in IHAM, as applicable.

The Company uses Global Industry Classification Standards for classifying the industry groupings of its portfolio companies. The industrial and geographic compositions of the Company’s portfolio at fair value as of June 30, 2022 and December 31, 2021 were as follows:

	As of
	June 30, 2022	December 31, 2021
Industry
Software & Services	22.8%	21.9%
Diversified Financials(1)	11.7	7.5
Health Care Services	10.4	10.8
Commercial & Professional Services	8.5	9.2
Insurance Services	5.1	5.8
Investment Funds and Vehicles(2)	5.1	5.2
Power Generation	4.3	4.5
Capital Goods	4.2	4.8
Consumer Durables & Apparel	4.2	4.4
Consumer Services	3.9	3.9
Automobiles & Components	3.3	4.6
Food & Beverage	2.5	2.2
Retailing and Distribution	2.3	2.8
Media & Entertainment	2.2	2.2
Pharmaceuticals, Biotechnology & Life Sciences	2.1	1.9
Other	7.4	8.3
Total	100.0%	100.0%
________________________________________

(1)Includes the Company’s investment in IHAM.

(2)Includes the Company’s investment in the SDLP, which had made first lien senior secured loans to 20 and 19 different borrowers as of June 30, 2022 and December 31, 2021, respectively. The portfolio companies in the SDLP are in industries similar to the companies in the Company’s portfolio.

	As of
	June 30, 2022	December 31, 2021
Geographic Region
West(1)	33.8%	31.2%
Midwest	25.4	27.9
Southeast	17.3	17.2
Mid-Atlantic	13.8	14.5
Northeast	5.0	4.8
International	4.7	4.4
Total	100.0%	100.0%
________________________________________

(1)Includes the Company’s investment in the SDLP, which represented 4.8% and 4.9% of the total investment portfolio at fair value as of June 30, 2022 and December 31, 2021, respectively.

As of June 30, 2022 and December 31, 2021, loans on non-accrual status represented 1.6% of the total investments at amortized cost (or 0.9% at fair value) and 0.8% at amortized cost (or 0.5% at fair value), respectively.

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

The Company provides capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. As of June 30, 2022 and December 31, 2021, the Company and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates.

As of June 30, 2022 and December 31, 2021, the Company and Varagon and its clients had agreed to make capital available to the SDLP of $6,150 and $6,150, respectively, in the aggregate, of which $1,444 and $1,444, respectively, is to be made available from the Company. The Company will continue to provide capital to the SDLP in the form of SDLP Certificates, and Varagon and its clients will provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP as discussed above. Below is a summary of the funded capital and unfunded capital commitments of the SDLP.

	As of
	June 30, 2022	December 31, 2021
Total capital funded to the SDLP(1)	$4,437	$4,168
Total capital funded to the SDLP by the Company(1)	$1,023	$987
Total unfunded capital commitments to the SDLP(2)	$261	$262
Total unfunded capital commitments to the SDLP by the Company(2)	$60	$62
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

The amortized cost and fair value of the SDLP Certificates held by the Company were 1,023 and 1,023, respectively, as of June 30, 2022 and $987 and $987, respectively, as of December 31, 2021. The Company’s yield on its investment in the SDLP Certificates at amortized cost and fair value was 13.5% and 13.5%, respectively, as of June 30, 2022, and 13.5% and 13.5%, respectively, as of December 31, 2021. For the three and six months ended June 30, 2022, the Company earned interest income of $34 and $67, respectively, from its investment in the SDLP Certificates. For the three and six months ended June 30, 2021, the Company earned interest income of $37 and $73, respectively, from its investment in the SDLP Certificates. The Company is also entitled to certain fees in connection with the SDLP. For the three and six months ended June 30, 2022, in connection with the SDLP, the Company earned capital structuring service and other fees totaling $3 and $8, respectively. For the three and six months ended June 30, 2021, in connection with the SDLP, the Company earned capital structuring service and other fees totaling $5 and $6, respectively.

As of June 30, 2022 and December 31, 2021, the SDLP’s portfolio was comprised entirely of first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in the Company’s portfolio. As of June 30, 2022 and December 31, 2021, none of the loans were on non-accrual status. Below is a summary of the SDLP’s portfolio.

	As of
	June 30, 2022	December 31, 2021
Total first lien senior secured loans(1)(2)	$4,473	$4,194
Largest loan to a single borrower(1)	$380	$342
Total of five largest loans to borrowers(1)	$1,580	$1,540
Number of borrowers in the SDLP	20	19
Commitments to fund delayed draw loans(3)	$261	$262
___________________________________________________________________________

(1)At principal amount.

(2)First lien senior secured loans include certain loans that the SDLP classifies as “unitranche” loans. As of June 30, 2022 and December 31, 2021, the total principal amount of loans in the SDLP portfolio that the SDLP classified as “unitranche” loans was $3,410 and $2,908, respectively.

(3)As discussed above, these commitments have been approved by the investment committee of the SDLP.

Ivy Hill Asset Management, L.P.

Ivy Hill Asset Management, L.P. (“IHAM”) is an asset management services company and an SEC-registered investment adviser. The Company has made investments in IHAM, its wholly owned portfolio company, and previously made investments in certain vehicles managed by IHAM. As of June 30, 2022, IHAM had assets under management of approximately $11.0 billion. As of June 30, 2022, IHAM managed 21 vehicles and served as the sub-manager/sub-servicer for one other vehicle (these vehicles managed or sub-managed/sub-serviced by IHAM are referred to as the “IHAM Vehicles”). IHAM earns fee income from managing the IHAM Vehicles and has also invested in certain of these vehicles as part of its business strategy. The amortized cost of IHAM’s total investments as of June 30, 2022 and December 31, 2021 was $1,834 and $966, respectively. For the three and six months ended June 30, 2022, IHAM had management and incentive fee income of $12 and $21, respectively, and other investment-related income of $37 and $61, respectively. For the three and six months ended June 30, 2021, IHAM had management and incentive fee income of $7 and $15, respectively, and other investment-related income of $16 and $42, respectively.

 The amortized cost and fair value of the Company’s investment in IHAM was $1,655 and $1,805, respectively, as of June 30, 2022, which was comprised of an equity investment of $1,217 and $1,367, respectively, and a debt investment of $438 and $438, respectively. The amortized cost and fair value of the Company’s investment in IHAM was $781 and $936, respectively, as of December 31, 2021, which was comprised of an equity investment of $765 and $920, respectively, and a debt investment of $16 and $16, respectively. For the three and six months ended June 30, 2022, the Company received distributions from its equity investment in IHAM of $52 and $95, respectively. For the three and six months ended June 30, 2022, the Company earned interest income of $3 and $3, respectively, from its debt investment in IHAM. For the three and six months ended June 30, 2021, the Company received distributions from its equity investment in IHAM of $21 and $42, respectively. For the three and six months ended June 30, 2021, the Company earned interest income of $1 and $2, respectively, from its debt investment in IHAM.

From time to time, IHAM or certain IHAM Vehicles may purchase investments from, or sell investments to, the Company. For any such sales or purchases by the IHAM Vehicles to or from the Company, the IHAM Vehicle must obtain approval from third parties unaffiliated with the Company or IHAM, as applicable. During the six months ended June 30, 2022 and 2021, IHAM or certain of the IHAM Vehicles purchased $1,555 and $848, respectively, of loans from the Company. For the six months ended June 30, 2022 and 2021, the Company recognized $7 and $4, respectively, of net realized losses from these sales. During the six months ended June 30, 2022, $44 of investment commitments were repaid to the Company by IHAM. During the six months ended June 30, 2021, no investment commitments were repaid to the Company by IHAM. During the six months ended June 30, 2022, the Company purchased $27 of investments from certain IHAM Vehicles.

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

5. DEBT

In accordance with the Investment Company Act, the Company is allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 150% after such borrowing. The Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150% effective June 21, 2019. As of June 30, 2022, the aggregate principal amount outstanding of the senior securities issued by the Company was $11,768 and the Company’s asset coverage was 178%.

The Company’s outstanding debt as of June 30, 2022 and December 31, 2021 was as follows:

	As of
	June 30, 2022					December 31, 2021
	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$4,843	(2)	$1,787	$1,787		$4,232	(2)	$1,507	$1,507
Revolving Funding Facility	1,775		962	962		1,525		762	762
SMBC Funding Facility	800	(3)	401	401		800	(3)	401	401
BNP Funding Facility	300		115	115		300		—	—
2022 Convertible Notes	—		—	—		388		388	388	(4)
2024 Convertible Notes	403		403	398	(4)	403		403	395	(4)
2023 Notes	750		750	749	(5)	750		750	748	(5)
2024 Notes	900		900	898	(6)	900		900	897	(6)
March 2025 Notes	600		600	597	(7)	600		600	596	(7)
July 2025 Notes	1,250		1,250	1,259	(8)	1,250		1,250	1,260	(8)
January 2026 Notes	1,150		1,150	1,143	(9)	1,150		1,150	1,143	(9)
July 2026 Notes	1,000		1,000	989	(10)	1,000		1,000	988	(10)
2027 Notes	500		500	494	(11)	—		—	—
2028 Notes	1,250		1,250	1,246	(12)	1,250		1,250	1,246	(12)
2031 Notes	700		700	690	(13)	700		700	689	(13)
Total	$16,221		$11,768	$11,728		$15,248		$11,061	$11,020
________________________________________

(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument. Borrowings under the committed Revolving Credit Facility, Revolving Funding Facility, SMBC Funding Facility and BNP Funding Facility (each as defined below) are subject to borrowing base and other restrictions.

(2)Provides for a feature that allows the Company, under certain circumstances, to increase the size of the Revolving Credit Facility (as defined below) to a maximum of $7,265.

(3)Provides for a feature that allows ACJB (as defined below), under certain circumstances, to increase the size of the SMBC Funding Facility (as defined below) to a maximum of $1,000.

(4)Represents the aggregate principal amount outstanding of the 2024 Convertible Notes (as defined below). As of June 30, 2022, the total unamortized debt issuance costs and the unamortized discount for the 2024 Convertible Notes (as defined below) was $5. As of December 31, 2021, the total unamortized debt issuance costs and the unamortized discount for the 2022 Convertible Notes and the 2024 Convertible Notes (each as defined below) were $0 and $8, respectively. In February 2022, the Company repaid in full the 2022 Convertible Notes upon their maturity.

(5)Represents the aggregate principal amount outstanding of the 2023 Notes (as defined below), less unamortized debt issuance costs and the unamortized discount recorded upon the issuance of the 2023 Notes. As of June 30, 2022 and December 31, 2021, the total unamortized debt issuance costs and the unamortized discount was $1 and $2, respectively.

(6)Represents the aggregate principal amount outstanding of the 2024 Notes (as defined below), less unamortized debt issuance costs and the net unamortized discount recorded upon the issuance of the 2024 Notes. As of June 30, 2022 and December 31, 2021, the total unamortized debt issuance costs and the net unamortized discount was $2 and $3, respectively.

(7)Represents the aggregate principal amount outstanding of the March 2025 Notes (as defined below), less unamortized debt issuance costs and the unamortized discount recorded upon the issuance of the March 2025 Notes. As of June 30, 2022 and December 31, 2021, the total unamortized debt issuance costs and the unamortized discount was $3 and $4, respectively.

(8)Represents the aggregate principal amount outstanding of the July 2025 Notes (as defined below), less unamortized debt issuance costs and the net unaccreted premium recorded upon the issuance of the July 2025 Notes. As of June 30, 2022 and December 31, 2021, the total unamortized debt issuance costs and the net unaccreted premium was $9 and $10, respectively.

(9)Represents the aggregate principal amount outstanding of the January 2026 Notes (as defined below), less unamortized debt issuance costs and the unamortized discount recorded upon the issuance of the January 2026 Notes. As of June 30, 2022 and December 31, 2021, the total unamortized debt issuance costs and the unamortized discount was $7 and $7, respectively.

(10)Represents the aggregate principal amount outstanding of the July 2026 Notes (as defined below), less unamortized debt issuance costs and the unamortized discount recorded upon the issuance of the July 2026 Notes. As of June 30, 2022 and December 31, 2021, the total unamortized debt issuance costs and the unamortized discount was $11 and $12, respectively.

(11)Represents the aggregate principal amount outstanding of the 2027 Notes (as defined below), less unamortized debt issuance costs and the net unamortized discount recorded upon the issuance of the 2027 Notes. As of June 30, 2022, the total unamortized debt issuance costs and the net unamortized discount was $6.

(12)Represents the aggregate principal amount outstanding of the 2028 Notes (as defined below), less unamortized debt issuance costs and the net unamortized discount recorded upon the issuance of the 2028 Notes. As of June 30, 2022 and December 31, 2021, the total unamortized debt issuance costs and the net unamortized discount was $4 and $4, respectively.

(13)Represents the aggregate principal amount outstanding of the 2031 Notes (as defined below), less unamortized debt issuance costs and the unamortized discount recorded upon the issuance of the 2031 Notes. As of June 30, 2022 and December 31, 2021, the total unamortized debt issuance costs and the unamortized discount was $10 and $11, respectively.

 The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all the Company’s outstanding debt as of June 30, 2022 were 3.5% and 4.1 years, respectively, and as of December 31, 2021 were 3.1% and 4.2 years, respectively.

Revolving Credit Facility

The Company is party to a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), that allows the Company to borrow up to $4,843 at any one time outstanding. The Revolving Credit Facility consists of a $1,087 term loan tranche and a $3,756 revolving tranche. For $1,009 of the term loan tranche, the stated maturity date is

March 31, 2027. For $28 of the term loan tranche, the stated maturity date is March 31, 2026. For the remaining $50 of the term loan tranche, the stated maturity date is March 30, 2025. For $3,499 of the revolving tranche, the end of the revolving period and the stated maturity date are March 31, 2026 and March 31, 2027, respectively. For $107 of the revolving tranche, the end of the revolving period and the stated maturity date are March 31, 2025 and March 31, 2026, respectively. For the remaining $150 of the revolving tranche, the end of the revolving period and the stated maturity date are March 30, 2024 and March 30, 2025, respectively. The Revolving Credit Facility also provides for a feature that allows the Company, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of $7,265. The Revolving Credit Facility generally requires payments of interest at the end of each SOFR interest period, but no less frequently than quarterly, on SOFR based loans, and monthly payments of interest on other loans. Subsequent to the end of the respective revolving periods and prior to the respective stated maturity dates, the Company is required to repay the relevant outstanding principal amounts under both the term loan tranche and revolving tranche on a monthly basis in an amount equal to 1/12th of the outstanding principal amount at the end of the respective revolving periods.

Under the Revolving Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets (less total liabilities not representing indebtedness) to total indebtedness of the Company and its consolidated subsidiaries (subject to certain exceptions) of not less than 1.5:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Credit Facility. Amounts available to borrow under the Revolving Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets (based on their value as determined pursuant to the Revolving Credit Facility) that are pledged as collateral. As of June 30, 2022, the Company was in compliance in all material respects with the terms of the Revolving Credit Facility.

As of June 30, 2022 and December 31, 2021, there was $1,787 and $1,507 outstanding, respectively, under the Revolving Credit Facility. The Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $250 with the ability to increase by an incremental $50 on an uncommitted basis. As of June 30, 2022 and December 31, 2021, the Company had $88 and $68, respectively, in letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued. As of June 30, 2022, there was $2,968 available for borrowing (net of letters of credit issued) under the Revolving Credit Facility, subject to borrowing base restrictions.

Since March 31, 2022, the interest rate charged on the Revolving Credit Facility is based on SOFR plus a credit spread adjustment of 0.10% (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in Sterling, Canadian Dollars, Euros and certain other foreign currencies plus a spread adjustment, if applicable) and an applicable spread of either 1.75% or 1.875% or an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility) plus an applicable spread of 0.75% or 0.875%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving exposure and term loans outstanding under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. The Revolving Credit Facility allows for borrowings to be made using one, three or six month SOFR. Prior to March 31, 2022, the interest rate charged on the Revolving Credit Facility was based on LIBOR (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in Sterling, Canadian Dollars, Euros and certain other foreign currencies) plus an applicable spread of either 1.75% or 1.875% or an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility) plus an applicable spread of 0.75% or 0.875%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving exposure and term loans outstanding under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of June 30, 2022, the one, three and six month SOFR was 1.69%, 2.12% and 2.63%, respectively. As of June 30, 2022, the applicable spread in effect was 1.75%. In addition to the stated interest expense on the Revolving Credit Facility, the Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. The Company is also required to pay a letter of credit fee of either 2.00% or 2.125% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility.

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

For the three and six months ended June 30, 2022 and 2021, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Stated interest expense	$9	$5	$14	$10
Credit facility fees	3	3	4	7
Amortization of debt issuance costs	2	1	4	2
Total interest and credit facility fees expense	$14	$9	$22	$19
Cash paid for interest expense	$7	$5	$16	$10
Average stated interest rate	2.65%	2.04%	2.52%	2.15%
Average outstanding balance	$1,242	$1,000	$1,161	$939

Revolving Funding Facility

The Company and the Company’s consolidated subsidiary, Ares Capital CP Funding LLC (“Ares Capital CP”), are party to a revolving funding facility (as amended, the “Revolving Funding Facility”), that allows Ares Capital CP to borrow up to $1,775 at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility are December 29, 2024 and December 29, 2026, respectively.

Amounts available to borrow under the Revolving Funding Facility are subject to a borrowing base that applies different advance rates to different types of assets held by Ares Capital CP. Ares Capital CP is also subject to limitations with respect to the loans securing the Revolving Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests and loans with fixed rates, as well as restrictions on portfolio company leverage, all of which may also affect the borrowing base and therefore amounts available to borrow. The Company and Ares Capital CP are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the agreements governing the Revolving Funding Facility. As of June 30, 2022, the Company and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

As of June 30, 2022 and December 31, 2021, there was $962 and $762 outstanding, respectively, under the Revolving Funding Facility. Since June 30, 2022, the interest rate charged on the Revolving Funding Facility is based on SOFR plus a credit spread adjustment of 0.10% or a “base rate” (as defined in the agreements governing the Revolving Funding Facility) plus an applicable spread of 1.90% per annum. From December 29, 2021 to June 29, 2022, the interest rate charged on the Revolving Funding Facility is based on one month LIBOR plus 1.90% per annum or a “base rate” (as defined in the agreements governing the Revolving Funding Facility) plus 1.00% per annum. Prior to December 29, 2021, the interest rate charged on the Revolving Funding Facility was based on one month LIBOR plus 2.00% per annum or a “base rate” plus 1.00% per annum. Since December 29, 2021, Ares Capital CP is also required to pay a commitment fee of between 0.50% and 1.25% per annum depending on the size of the unused portion of the Revolving Funding Facility. Prior to and including December 29, 2021, Ares Capital CP was required to pay a commitment fee of between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility.

For the three and six months ended June 30, 2022 and 2021, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Funding Facility were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Stated interest expense	$5	$6	$9	$10
Credit facility fees	1	2	2	3
Amortization of debt issuance costs	1	1	2	2
Total interest and credit facility fees expense	$7	$9	$13	$15
Cash paid for interest expense	$7	$4	$10	$8
Average stated interest rate	2.82%	2.33%	2.40%	2.27%
Average outstanding balance	$703	$796	$734	$721

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

Amounts available to borrow under the SMBC Funding Facility are subject to a borrowing base that applies an advance rate to assets held by ACJB. ACJB is also subject to limitations with respect to the loans securing the SMBC Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests and loans with fixed rates, as well as restrictions on portfolio company leverage, all of which may also affect the borrowing base and therefore amounts available to borrow. The Company and ACJB are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the SMBC Funding Facility. As of June 30, 2022, the Company and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

As of June 30, 2022 and December 31, 2021, there was $401 and $401 outstanding, respectively, under the SMBC Funding Facility. The interest rate charged on the SMBC Funding Facility is based on an applicable spread of either 1.75% or 2.00% over one month LIBOR or 0.75% or 1.00% over a “base rate” (as defined in the agreements governing the SMBC Funding Facility), in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. As of June 30, 2022, the applicable spread in effect was 1.75%. ACJB is required to pay a commitment fee of between 0.50% and 1.00% per annum depending on the size of the unused portion of the SMBC Funding Facility.

For the three and six months ended June 30, 2022 and 2021, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SMBC Funding Facility were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Stated interest expense	$2	$1	$5	$2
Credit facility fees	1	1	1	2
Amortization of debt issuance costs	1	—	1	1
Total interest and credit facility fees expense	$4	$2	$7	$5
Cash paid for interest expense	$3	$1	$5	$3
Average stated interest rate	2.47%	2.12%	2.37%	1.99%
Average outstanding balance	$401	$202	$403	$229

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

Amounts available to borrow under the BNP Funding Facility are subject to a borrowing base that applies an advance rate to assets held by AFB. AFB is also subject to limitations with respect to the loans securing the BNP Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests and loans with fixed rates, as well as restrictions on portfolio company leverage, all of which may also affect the borrowing base and therefore amounts available to borrow. The Company and AFB are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the BNP Funding Facility. As of June 30, 2022, the Company and AFB were in compliance in all material respects with the terms of the BNP Funding Facility.

As of June 30, 2022, there was $115 outstanding under the BNP Funding Facility. As of December 31, 2021, there were no amounts outstanding under the BNP Funding Facility. Since June 29, 2021, the interest rate charged on the BNP Funding Facility is based on three month LIBOR, or a “base rate” (as defined in the agreements governing the BNP Funding Facility) plus a margin of (i) 1.80% during the reinvestment period and (ii) 2.30% following the reinvestment period. Prior to June 29, 2021, the interest rate charged on the BNP Funding Facility was based on three month LIBOR (subject to a floor of 0.45%), or a “base rate” (as defined in the agreements governing the BNP Funding Facility) plus a margin that generally ranged between 2.65% and 3.15% (depending on the types of assets such advances relate to), with a weighted average margin floor for all classes of advances of (i) 2.75% during the reinvestment period and (ii) 3.25% following the reinvestment period. As of June 30, 2022, the applicable spread in effect was 1.80%. AFB is required to pay a commitment fee of between 0.00% and 1.25% per annum depending on the size of the unused portion of the BNP Funding Facility.

For the three and six months ended June 30, 2022 and 2021, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the BNP Funding Facility were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Stated interest expense	$1	$—	$1	$1
Credit facility fees	1	1	1	2
Amortization of debt issuance costs	—	—	—	—
Total interest and credit facility fees expense	$2	$1	$2	$3
Cash paid for interest expense	$—	$—	$—	$1
Average stated interest rate	2.83%	—%	3.39%	3.44%
Average outstanding balance	$54	$—	$49	$31

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

In certain circumstances, assuming the conversion date below has not already passed, the 2024 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of its common stock, at the Company’s election, at the conversion rate (listed below as of June 30, 2022) subject to customary anti-dilution adjustments and the requirements of the indenture (the “Convertible Unsecured Notes Indenture”). Prior to the close of business on the business day immediately preceding the conversion date (listed below), holders may convert their 2024 Convertible Notes only under certain circumstances set forth in the Convertible Unsecured Notes Indenture. On or after the conversion date until the close of business on the second scheduled trading day immediately preceding the maturity date for the 2024 Convertible Notes, holders may convert their 2024 Convertible Notes at any time. In addition, if the Company engages in certain corporate events as described in the Convertible Unsecured Notes Indenture, holders of the 2024 Convertible Notes may require the Company to repurchase for cash all or part of the 2024 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2024 Convertible Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

Certain key terms related to the convertible features for the 2024 Convertible Notes as of June 30, 2022 are listed below.

2024 Convertible Notes
Conversion premium	15.0%
Closing stock price at issuance	$17.29
Closing stock price date	March 5, 2019
Conversion price (1)	$19.82
Conversion rate (shares per one thousand dollar principal amount)(1)	50.4514
Conversion date	December 1, 2023
________________________________________

(1)Represents conversion price and conversion rate, as applicable, as of June 30, 2022, taking into account any applicable de minimis adjustments that will be made on the conversion date.

As of June 30, 2022, the principal amount of the 2024 Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

The Convertible Unsecured Notes Indenture contains certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a) of the Investment Company Act, or any successor provisions, and to provide financial information to the holders of the 2024 Convertible Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Unsecured Notes Indenture. As of June 30, 2022, the Company was in compliance in all material respects with the terms of the Convertible Unsecured Notes Indenture.

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

As of June 30, 2022, the components of the carrying value of the 2024 Convertible Notes, the stated interest rate and the effective interest rate were as follows:

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

For the three and six months ended June 30, 2022 and 2021, the components of interest expense and cash paid for interest expense for the 2024 Convertible Notes, as well as any other convertible notes outstanding during the periods presented were as follows.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Stated interest expense	$5	$9	$11	$17
Amortization of debt issuance costs	—	—	—	1
Accretion of original issue discount	—	1	1	3
Total interest expense	$5	$10	$12	$21
Cash paid for interest expense	$—	$—	$17	$17

Unsecured Notes

The Company has issued certain unsecured notes (each issuance of which is referred to herein using the “defined term” set forth under the “Unsecured Notes” column of the table below and collectively referred to as the “Unsecured Notes”), that pay interest semi-annually and all principal amounts are due upon maturity. Each of the Unsecured Notes may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indentures governing each of the Unsecured Notes, plus any accrued and unpaid interest. Certain key terms related to the features for the Unsecured Notes as of June 30, 2022 are listed below.

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

For the three and six months ended June 30, 2022 and 2021, the components of interest expense and cash paid for interest expense for the Unsecured Notes, as well as any other unsecured notes outstanding during the periods presented are listed below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Stated interest expense	$67	$54	$134	$106
Amortization of debt issuance costs	4	2	8	4
Net (amortization) accretion of original issue premium/discount	(2)	—	(4)	—
Total interest expense	$69	$56	$138	$110
Cash paid for interest expense	$55	$19	$134	$97

The Unsecured Notes contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a) of the Investment Company Act, or any successor provisions, and to provide financial information to the holders of such notes under certain circumstances. These covenants are subject to important limitations and exceptions set forth in the indentures governing such notes. As of June 30, 2022, the Company was in compliance in all material respects with the terms of the respective indentures governing each of the Unsecured Notes.

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

6. DERIVATIVE INSTRUMENTS

The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. As of June 30, 2022 and December 31, 2021, the counterparty to these forward currency contracts was Royal Bank of Canada and Truist Financial Corporation, respectively.

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

Certain information related to the Company’s derivative instruments as of June 30, 2022 and December 31, 2021 is presented below.

	As of June 30, 2022
Derivative Instrument	Notional Amount		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	CAD	274	7/28/2022	$214	$(213)	Other Assets
Foreign currency forward contract	CAD	219	7/19/2022	169	(170)	Accounts payable and other liabilities
Foreign currency forward contract		€135	7/28/2022	145	(142)	Other Assets
Foreign currency forward contract		£95	7/28/2022	121	(116)	Other Assets
Foreign currency forward contract	CAD	30	7/8/2022	23	(23)	Accounts payable and other liabilities
Foreign currency forward contract		£29	7/28/2022	36	(36)	Accounts payable and other liabilities
Foreign currency forward contract	NZD	18	7/28/2022	11	(11)	Accounts payable and other liabilities
Foreign currency forward contract		$13	7/28/2022	13	(13)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	5	7/19/2022	4	(4)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	4	7/28/2022	3	(3)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	3	7/19/2022	2	(2)	Accounts payable and other liabilities
Total				$741	$(733)

	As of December 31, 2021
Derivative Instrument	Notional Amount		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	CAD	309	1/28/2022	$240	$(245)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	209	1/19/2022	163	(165)	Accounts payable and other liabilities
Foreign currency forward contract		€153	1/28/2022	172	(174)	Accounts payable and other liabilities
Foreign currency forward contract		£95	1/28/2022	126	(129)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	2	1/28/2022	1	(1)	Accounts payable and other liabilities
Total				$702	$(714)

Net realized gains (losses) on derivative instruments recognized by the Company for the three and six months ended June 30, 2022 and 2021 is in the following location in the consolidated statements of operations:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Derivative Instrument	Statement Location	2022	2021	2022	2021
Interest rate swap	Net realized gains (losses) from foreign currency and other transactions	$—	$—	$—	$—
Foreign currency forward contract	Net realized gains (losses) from foreign currency and other transactions	24	(5)	14	(8)
Total		$24	$(5)	$14	$(8)

Net unrealized gains (losses) on derivative instruments recognized by the Company for the three and six months ended June 30, 2022 and 2021 is in the following location in the consolidated statements of operations:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Derivative Instrument	Statement Location	2022	2021	2022	2021
Interest rate swap	Net unrealized gains (losses) from foreign currency and other transactions	$—	$—	$—	$1
Foreign currency forward contract	Net unrealized gains (losses) from foreign currency and other transactions	7	5	21	5
Total		$7	$5	$21	$6

7. COMMITMENTS AND CONTINGENCIES

Investment Commitments

The Company has various commitments to fund investments in its portfolio as described below. As of June 30, 2022 and December 31, 2021, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) the Company’s discretion:

	As of
	June 30, 2022	December 31, 2021
Total revolving and delayed draw loan commitments	$3,190	$2,733
Less: funded commitments	(477)	(352)
Total unfunded commitments	2,713	2,381
Less: commitments substantially at discretion of the Company	—	—
Less: unavailable commitments due to borrowing base or other covenant restrictions	—	(4)
Total net adjusted unfunded revolving and delayed draw loan commitments	$2,713	$2,377

Included within the total revolving and delayed draw loan commitments as of June 30, 2022 and December 31, 2021 were delayed draw loan commitments totaling $1,473 and $1,273, respectively. The Company’s commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels).

Also included within the total revolving loan commitments as of June 30, 2022 were commitments to issue up to $310 in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2022, the Company had $38 in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For all these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $18 expire in 2022 and $20 expire in 2023.

The Company also has commitments to co-invest in the SDLP for the Company’s portion of the SDLP’s commitments to fund delayed draw loans to certain portfolio companies of the SDLP. See Note 4 for more information.

As of June 30, 2022 and December 31, 2021, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

	As of
	June 30, 2022	December 31, 2021
Total private equity commitments	$121	$111
Less: funded private equity commitments	(70)	(68)
Total unfunded private equity commitments	51	43
Less: private equity commitments substantially at discretion of the Company	(51)	(43)
Total net adjusted unfunded private equity commitments	$—	$—

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

Lease Commitments

The Company is obligated under a number of operating leases pursuant to which it is leasing office facilities from third parties with remaining terms ranging from approximately two to five years. For certain of its operating leases, the Company had previously entered into subleases. The components of operating lease expense for the three and six months ended June 30, 2022 and 2021 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease costs	$2	$3	$4	$5
Less: sublease income	(2)	(3)	(4)	(5)
Total operating lease costs (1)	$—	$—	$—	$—

________________________________________
(1)Total operating lease costs are incurred from office leases assumed as part of the Company’s acquisition of American Capital, Ltd.

Supplemental cash flow information related to operating leases for the three and six months ended June 30, 2022 and 2021 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$4	$4	$8	$8
Operating ROU assets obtained in exchange for operating lease liabilities	$2	$2	$4	$4

Supplemental balance sheet information as of June 30, 2022 and December 31, 2022 related to operating leases were as follows:

	As of
	June 30, 2022	December 31, 2021
Operating lease ROU assets	$23	$27
Operating lease liabilities	$37	$43
Weighted average remaining lease term	3.4 years	3.7 years
Weighted average discount rate	3.5%	3.1%

The following table shows future minimum lease payments under the Company’s operating leases and a reconciliation to the operating lease liability as of June 30, 2022:

Amount
2022	$8
2023	16
2024	6
2025	6
2026	6
Total lease payments	42
Less imputed interest	(5)
Total operating lease liabilities	$37

The following table shows future expected rental payments to be received under the Company’s subleases where the Company is the sublessor as of June 30, 2022:

Amount
2022	$4
2023	9
2024	4
2025	4
2026	4
Total	$25

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

The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of June 30, 2022 and December 31, 2021. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of June 30, 2022
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average(1)
First lien senior secured loans	$9,596	Yield analysis	Market yield	4.0% - 17.6%	8.7%
Second lien senior secured loans	3,876	Yield analysis	Market yield	7.1% - 23.1%	11.6%
Subordinated certificates of the SDLP	1,023	Discounted cash flow analysis	Discount rate	11.3% - 12.4%	11.5%
Senior subordinated loans	1,073	Yield analysis	Market yield	3.5% - 14.0%	9.9%
Preferred equity	1,898	EV market multiple analysis	EBITDA multiple	3.1x - 63.4x	16.4x
Ivy Hill Asset Management, L.P.(2)	1,805	Discounted cash flow analysis	Discount rate	11.3% - 21.3%	12.8%
Other equity	1,741	EV market multiple analysis	EBITDA multiple	3.1x - 39.5x	14.4x
Total investments	$21,012
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

The following table presents fair value measurements of cash and cash equivalents, restricted cash, investments, derivatives and unfunded revolving and delayed draw loan commitments as of June 30, 2022:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$204	$204	$—	$—
Restricted cash	$57	$57	$—	$—
Investments not measured at net asset value	$21,165	$—	$153	$21,012
Investments measured at net asset value(1)	5
Total investments	$21,170
Derivatives	$8	$—	$8	$—
Unfunded revolving and delayed draw loan commitments(2)	$(36)	$—	$—	$(36)
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

The following table presents changes in investments that use Level 3 inputs as of and for the three and six months ended June 30, 2022:

As of and For the Three Months Ended June 30, 2022
Balance as of March 31, 2022	$19,375
Net realized loss	(24)
Net unrealized losses	(145)
Purchases	2,817
Sales	(659)
Repayments	(434)
PIK interest and dividends	80
Net accretion of discount on securities	2
Net transfers in and/or out of Level 3	—
Balance as of June 30, 2022	$21,012

As of and For the Six Months Ended June 30, 2022
Balance as of December 31, 2021	$19,908
Net realized gains	45
Net unrealized losses	(152)
Purchases	4,671
Sales	(2,206)
Repayments	(1,406)
PIK interest and dividends	147
Net accretion of discount on securities	5
Net transfers in and/or out of Level 3	—
Balance as of June 30, 2022	$21,012

As of June 30, 2022, the net unrealized appreciation on the investments that use Level 3 inputs was $13.

For the three and six months ended June 30, 2022, the total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the Company’s Level 3 assets still held as of June 30, 2022, and reported within the net unrealized gains (losses) on investments, foreign currency and other transactions in the Company’s consolidated statement of operations was $(157) and $(104), respectively.

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

The following are the carrying and fair values of the Company’s debt obligations as of June 30, 2022 and December 31, 2021. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	June 30, 2022			December 31, 2021
	Carrying value(1)		Fair value(4)	Carrying value(1)		Fair value(4)
Revolving Credit Facility	$1,787		$1,787	$1,507		$1,507
Revolving Funding Facility	962		962	762		762
SMBC Funding Facility	401		401	401		401
BNP Funding Facility	115		115	—		—
2022 Convertible Notes (principal amount outstanding of $0 and $388, respectively)	—		—	388	(2)	433
2024 Convertible Notes (principal amount outstanding of $403)	398	(2)	421	395	(2)	457
2023 Notes (principal amount outstanding of $750)	749	(2)	747	748	(2)	768
2024 Notes (principal amount outstanding of $900)	898	(2)	886	897	(2)	952
March 2025 Notes (principal amount outstanding of $600)	597	(2)	574	596	(2)	637
July 2025 Notes (principal amount outstanding of $1,250)	1,259	(2)	1,157	1,260	(2)	1,297
January 2026 Notes (principal amount outstanding of $1,150)	1,143	(2)	1,059	1,143	(2)	1,213
July 2026 Notes (principal amount outstanding of $1,000)	989	(2)	840	988	(2)	989
2027 Notes (principal amount outstanding of $500 and $0, respectively)	494	(2)	419	—	(2)	—
2028 Notes (principal amount outstanding of $1,250)	1,246	(2)	998	1,246	(2)	1,248
2031 Notes (principal amount outstanding of $700)	690	(2)	510	689	(2)	687
Total	$11,728	(3)	$10,876	$11,020	(3)	$11,351

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

(3)Total principal amount of debt outstanding totaled $11,768 and $11,061 as of June 30, 2022 and December 31, 2021, respectively.

(4)The fair value of these debt obligations would be categorized as Level 2 under ASC 820-10.

9. STOCKHOLDERS’ EQUITY

The Company may from time to time issue and sell shares of its common stock through public or “at the market” offerings. In connection with the issuance of its common stock, the Company issued and sold the following shares of common stock during the six months ended June 30, 2022:

Issuances of Common Stock	Number of Shares Issued	Gross Proceeds	Underwriting Fees/Offering Expenses	Net Proceeds	Average Offering Price Per Share(1)
Public offerings	11.2	$247.0	$11.5	$235.5	$21.06	(2)
“At the market” offerings	16.8	347.3	4.0	343.3	$20.45
Total	28.0	$594.3	$15.5	$578.8

________________________________________

(1)    Represents the gross offering price per share before deducting underwriting discounts and commissions and offering expenses.

(2)    Shares were sold to the underwriters for a price of $21.06 per share which the underwriters were then permitted to sell at variable prices to the public.

“At the Market” Offerings

The Company has entered into equity distribution agreements with several banks (the “Equity Distribution Agreements”). In connection with entering into the currently effective Equity Distribution Agreements, Ares Capital and each of the banks terminated the equity distribution agreements, each dated October 26, 2021, previously entered into with each of the several banks in accordance with their respective terms. The Equity Distribution Agreements provide that the Company may from time to time issue and sell, by means of “at the market” offerings, up to $500 shares of its common stock. Subject to the terms and conditions of the Equity Distribution Agreements, sales of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Under the currently effective Equity Distribution Agreements, common stock with an aggregate offering amount of $469 remained available for issuance as of June 30, 2022.

See Note 11 for information regarding shares of common stock issued or purchased in accordance with the Company’s dividend reinvestment plan.

Stock Repurchase Program

The Company is authorized under its stock repurchase program to purchase up to $500 in the aggregate of its outstanding common stock in the open market at certain thresholds below its net asset value per share, in accordance with the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its sole discretion, based upon an evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The stock repurchase program does not require the Company to repurchase any specific number of shares of common stock or any shares of common stock at all. Consequently, the Company cannot assure stockholders that any specific number of shares of common stock, if any, will be repurchased under the stock repurchase program. The expiration date of the stock repurchase program is February 15, 2023. The program may be suspended, extended, modified or discontinued at any time. As of June 30, 2022, there was $500 available for repurchases under the stock repurchase program.

During the six months ended June 30, 2022 and 2021, the Company did not repurchase any shares of the Company’s common stock under the stock repurchase program.

10. EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted net increase in stockholders’ equity resulting from operations per share for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net increase in stockholders’ equity resulting from operations—basic	$111	$478	$322	$851
Adjustment for interest expense on 2024 Convertible Notes(1)	4	—	8	—
Net increase in stockholders’ equity resulting from operations—diluted	$115	$478	$330	$851

Weighted average shares of common stock outstanding—basic	494	440	487	435
Assumed conversion of 2024 Convertible Notes	20	—	20	—
Weighted average shares of common stock outstanding—diluted	514	440	507	435
Net increase in stockholders’ equity resulting from operations per share—basic	$0.22	$1.09	$0.66	$1.96
Net increase in stockholders’ equity resulting from operations per share—diluted	$0.22	$1.09	$0.65	$1.96
________________________________________

(1)    Includes the impact of income based fees.

Subsequent to the adoption of ASU 2020-06 on January 1, 2022, for the purpose of calculating diluted net increase in stockholders’ equity resulting from operations per share for the three and six months ended June 30, 2022, the Company utilized the if-converted method which assumes full share settlement for the aggregate value of the 2024 Convertible Notes. Under the allowed modified retrospective method, diluted net increase in stockholders’ equity resulting from operations per share for prior periods were not restated to reflect the impact of ASU 2020-06. Prior to the adoption of ASU 2020-06, for the purpose of calculating diluted net increase in stockholders’ equity resulting from operations per share, the average closing price of the Company’s common stock for the three and six months ended June 30, 2021 was less than the conversion price for each of the Convertible Unsecured Notes outstanding as of June 30, 2021. Therefore, the underlying shares for the intrinsic value of the embedded options in the Convertible Unsecured Notes outstanding during the three and six months ended June 30, 2021 had no impact on the computation of diluted net increase in stockholders’ equity resulting from operations per share.

11. DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared and payable during the six months ended June 30, 2022 and 2021:

Date declared	Record date	Payment date	Per share amount		Total amount
April 26, 2022	June 15, 2022	June 30, 2022	$0.42		$208
February 9, 2022	June 15, 2022	June 30, 2022	0.03	(1)	15
February 9, 2022	March 15, 2022	March 31, 2022	0.42		205
February 9, 2022	March 15, 2022	March 31, 2022	0.03	(1)	15
Total dividends declared and payable for the six months ended June 30, 2022			$0.90		$443

April 28, 2021	June 15, 2021	June 30, 2021	$0.40		$177
February 10, 2021	March 15, 2021	March 31, 2021	0.40		175
Total dividends declared and payable for the six months ended June 30, 2021			$0.80		$352
___________________________________________________________________________
(1)Represents an additional dividend.

The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. When the Company issues new shares in connection with the dividend reinvestment plan, the issue price is equal to the closing price of its common stock on the dividend payment date. Dividend reinvestment plan activity for the six months ended June 30, 2022 and 2021, was as follows:

	For the Six Months Ended June 30,
	2022	2021
Shares issued	0.6	1.0
Average issue price per share	$20.95	$19.15
Shares purchased by plan agent to satisfy dividends declared and payable during the period for stockholders	0.7	—
Average purchase price per share	$18.60	$—

12. RELATED PARTY TRANSACTIONS

In accordance with the investment advisory and management agreement, the Company bears all costs and expenses of the operation of the Company and reimburses its investment adviser or its affiliates for certain of such costs and expenses paid for by the investment adviser or its affiliates on behalf of the Company. For the three and six months ended June 30, 2022, the Company’s investment adviser or its affiliates incurred and the Company reimbursed such expenses totaling $1 and $2, respectively. For the three and six months ended June 30, 2021, the Company’s investment adviser or its affiliates incurred and the Company reimbursed such expenses totaling $1 and $3, respectively.

The Company has entered into agreements with Ares Management LLC and IHAM, pursuant to which Ares Management LLC and IHAM are entitled to use the Company’s proprietary portfolio management software. For the three and six months ended June 30, 2022, amounts payable to the Company under these agreements totaled $0 and $0, respectively. For the three and six months ended June 30, 2021, amounts payable to the Company under these agreements totaled $0 and $0, respectively.

See Notes 3 and 4 for descriptions of other related party transactions.

13. FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights as of and for the six months ended June 30, 2022 and 2021:

	As of and For the Six Months Ended June 30,
Per Share Data:	2022	2021
Net asset value, beginning of period(1)	$18.96	$16.97
Issuances of common stock	0.10	0.03
Net investment income for period(2)	0.93	0.73
Net realized and unrealized gains (losses) for period(2)	(0.28)	1.23
Net increase in stockholders’ equity	0.75	1.99
Total distributions to stockholders(3)	(0.90)	(0.80)
Net asset value at end of period(1)	$18.81	$18.16
Per share market value at end of period	$17.93	$19.59
Total return based on market value(4)	(13.45)%	20.72%
Total return based on net asset value(5)	2.74%	14.13%
Shares outstanding at end of period	496	445
Ratio/Supplemental Data:
Net assets at end of period	$9,335	$8,078
Ratio of operating expenses to average net assets(6)(7)	9.67%	7.31%
Ratio of net investment income to average net assets(6)(8)	9.97%	4.55%
Portfolio turnover rate(6)	36%	58%
_______________________________________________________________________________

(1)The net assets used equals the total stockholders’ equity on the consolidated balance sheet.

(2)Weighted average basic per share data.

(3)Includes additional dividend of $0.06 per share for the six months ended June 30, 2022.

(4)For the six months ended June 30, 2022, the total return based on market value equaled the decrease of the ending market value at June 30, 2022 of $17.93 per share from the ending market value at December 31, 2021 of $21.19 per share plus the declared and payable dividends of $0.90 per share for the six months ended June 30, 2022, divided by the market value at December 31, 2021. For the six months ended June 30, 2021, the total return based on market value equaled the increase of the ending market value at June 30, 2021 of $19.59 per share from the ending market value at December 31, 2020 of $16.89 per share plus the declared and payable dividends of $0.80 per share for the six months ended June 30, 2021, divided by the market value at December 31, 2020 The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5)For the six months ended June 30, 2022, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $0.90 per share for the six months ended June 30, 2022, divided by the beginning net asset value for the period. For the six months ended June 30, 2021, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $0.80 per share for the six months ended June 30, 2021, divided by the beginning net asset value for the period. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(6)The ratios reflect an annualized amount.

(7)For the six months ended June 30, 2022 and 2021, the ratio of operating expenses to average net assets consisted of the following:

	For the Six Months Ended June 30,
	2022	2021
Base management fees	3.25%	1.61%
Income based fees and capital gains incentive fees	1.76%	3.16%
Cost of borrowing	4.25%	2.29%
Other operating expenses	0.41%	0.25%
Total operating expenses	9.67%	7.31%
(8)The ratio of net investment income to average net assets excludes income taxes related to realized gains and losses.

14. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2022.

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

•the status of our application to request that the Securities and Exchange Commission (the “SEC”) permanently authorize co-investments with certain other funds managed by the investment adviser or its affiliates;

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

•the elevating levels of inflation, and its impact on us, on our portfolio companies and on the industries in which we invest;

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

Since our initial public offering (“IPO”) on October 8, 2004 through June 30, 2022, our exited investments resulted in an asset level realized gross internal rate of return to us of approximately 14% (based on original cash invested, net of syndications, of approximately $37.4 billion and total proceeds from such exited investments of approximately $48.1 billion). Internal rate of return is the discount rate that makes the net present value of all cash flows related to a particular investment equal to zero. Internal rate of return is gross of expenses related to investments as these expenses are not allocable to specific investments. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of a debt investment or sale of an investment or through the determination that no further consideration was collectible and, thus, a loss may have been realized. Approximately 57% of these exited investments resulted in an asset level realized gross internal rate of return to us of 10% or greater.

Additionally, since our IPO on October 8, 2004 through June 30, 2022, our realized gains have exceeded our realized losses by approximately $1.1 billion (excluding a one-time gain on the acquisition of Allied Capital Corporation (“Allied Capital”) in April 2010 (the “Allied Acquisition”) and realized gains/losses from the extinguishment of debt and other transactions). For this same time period, our average annualized net realized gain rate was approximately 1.0% (excluding a one-time gain on the acquisition of Allied Capital and realized gains/losses from the extinguishment of debt and other transactions). Net realized gain/loss rates for a particular period are the amount of net realized gains/losses during such period divided by the average quarterly investments at amortized cost in such period.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our investment activity for the three months ended June 30, 2022 and 2021 is presented below.

	For the Three Months Ended June 30,
(dollar amounts in millions)	2022	2021
New investment commitments(1):
New portfolio companies	$1,211	$2,354
Existing portfolio companies	1,898	2,493
Total new investment commitments(2)	$3,109	$4,847
Less:
Investment commitments exited(3)	(1,085)	(2,925)
Net investment commitments	$2,024	$1,922
Principal amount of investments funded:
First lien senior secured loans(4)	$1,950	$2,221
Second lien senior secured loans	41	1,133
Subordinated certificates of the SDLP(5)	52	14
Senior subordinated loans	100	87
Preferred equity	94	444
Ivy Hill Asset Management, L.P.(6)	570	52
Other equity	88	172
Total	$2,895	$4,123
Principal amount of investments sold or repaid:
First lien senior secured loans(4)	$957	$1,392
Second lien senior secured loans	60	896
Subordinated certificates of the SDLP(5)	2	111
Senior subordinated loans	25	9
Preferred equity	36	158
Ivy Hill Asset Management, L.P.(6)	28	71
Other equity	42	61
Total	$1,150	$2,698
Number of new investment commitments(7)	52	70
Average new investment commitment amount	$60	$69
Weighted average term for new investment commitments (in months)	65	75
Percentage of new investment commitments at floating rates	89%	86%
Percentage of new investment commitments at fixed rates	3%	10%
Weighted average yield of debt and other income producing securities(8):
Funded during the period at amortized cost	8.2%	7.8%
Funded during the period at fair value(9)	8.2%	7.9%
Exited or repaid during the period at amortized cost	7.0%	7.8%
Exited or repaid during the period at fair value(9)	7.1%	7.8%

_______________________________________________________________________________

(1)New investment commitments include new agreements to fund revolving loans or delayed draw loans. See Note 7 to our consolidated financial statements for the three and six months ended June 30, 2022, for more information on our commitments to fund revolving loans or delayed draw loans.

(2)Includes both funded and unfunded commitments. Of these new investment commitments, we funded $2.6 billion and $3.9 billion for the three months ended June 30, 2022 and 2021, respectively.

(3)Includes both funded and unfunded commitments. For the three months ended June 30, 2022 and 2021, investment commitments exited included exits of unfunded commitments of $115 million and $316 million, respectively.

(4)For the three months ended June 30, 2022 and 2021, net repayments of first lien secured revolving loans were $17 million and $7 million, respectively.

(5)See “Senior Direct Lending Program” below and Note 4 to our consolidated financial statements for the three and six months ended June 30, 2022 for more information on the SDLP (as defined below).

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

(9)Represents fair value for investments in the portfolio as of the most recent prior quarter end, if applicable.

As of June 30, 2022 and December 31, 2021, our investments consisted of the following:

	As of
	June 30, 2022		December 31, 2021
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured loans(1)	$9,823	$9,657	$9,583	$9,459
Second lien senior secured loans	4,198	3,962	4,614	4,524
Subordinated certificates of the SDLP(2)	1,023	1,023	987	987
Senior subordinated loans	1,096	1,079	912	906
Preferred equity	1,893	1,898	1,547	1,561
Ivy Hill Asset Management, L.P.(3)	1,655	1,805	781	936
Other equity	1,424	1,746	2,167	2,572
Total	$21,112	$21,170	$19,810	$20,009
_______________________________________________________________________________

(1)First lien senior secured loans include certain loans that we classify as “unitranche” loans. The total amortized cost and fair value of the loans that we classified as “unitranche” loans were $5.5 billion and $5.4 billion, respectively, as of June 30, 2022, and $5.2 billion and $5.2 billion, respectively, as of December 31, 2021.

(2)The proceeds from these certificates were applied to co-investments with Varagon Capital Partners (“Varagon”) and its clients to fund first lien senior secured loans to 20 and 19 different borrowers as of June 30, 2022 and December 31, 2021, respectively.

(3)Includes our equity and subordinated loan investments in IHAM, as applicable.

We have commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) our discretion. Our commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels). We are also party to subscription agreements to fund equity investments in private equity investment partnerships. See Note 7 to our consolidated financial statements for the three and six months ended June 30, 2022 for more information on our unfunded commitments, including commitments to issue letters of credit, related to certain of our portfolio companies.

The weighted average yields at amortized cost and fair value of the following portions of our portfolio as of June 30, 2022 and December 31, 2021 were as follows:

	As of
	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and other income producing securities(1)	9.5%	9.6%	8.7%	8.7%
Total portfolio(2)	8.7%	8.6%	7.9%	7.9%
First lien senior secured loans(3)	7.9%	8.1%	7.2%	7.3%
Second lien senior secured loans(3)	9.2%	9.8%	8.6%	8.8%
Subordinated certificates of the SDLP(3)(6)	13.5%	13.5%	13.5%	13.5%
Senior subordinated loans(3)	8.7%	8.8%	10.2%	10.3%
Ivy Hill Asset Management L.P.(4)	17.1%	15.2%	14.6%	12.2%
Other income producing equity securities(5)	10.8%	10.3%	10.6%	10.0%
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

Investment grade	Description
4	Involves the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit.
3	Involves a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and the risk factors to our ability to ultimately recoup the cost of our investment are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a grade of 3.
2	Indicates that the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not more than 120 days past due. For investments graded 2, our investment adviser enhances its level of scrutiny over the monitoring of such portfolio company.
1	Indicates that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 1, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 1, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit. For investments graded 1, our investment adviser enhances its level of scrutiny over the monitoring of such portfolio company.

Set forth below is the grade distribution of our portfolio companies as of June 30, 2022 and December 31, 2021:

	As of
	June 30, 2022				December 31, 2021
(dollar amounts in millions)	Fair Value	%	Number of Companies	%	Fair Value	%	Number of Companies	%
Grade 4	$4,289	20.3%	61	13.5%	$3,422	17.1%	49	12.7%
Grade 3	15,982	75.5	351	77.6	15,529	77.6	294	76.0
Grade 2	789	3.7	18	4.0	910	4.5	24	6.1
Grade 1	110	0.5	22	4.9	148	0.8	20	5.2
Total	$21,170	100.0%	452	100.0%	$20,009	100.0%	387	100.0%

As of June 30, 2022 and December 31, 2021, the weighted average grade of the investments in our portfolio at fair value was 3.2 and 3.1, respectively.

As of June 30, 2022 and December 31, 2021, loans on non-accrual status represented 1.6% of the total investments at amortized cost (or 0.9% at fair value) and 0.8% at amortized cost (or 0.5% at fair value), respectively.

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

We provide capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. As of June 30, 2022, we and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates.

    As of June 30, 2022 and December 31, 2021, we and Varagon and its clients had agreed to make capital available to the SDLP of $6.2 billion and $6.2 billion, respectively, in the aggregate, of which $1.4 billion and $1.4 billion, respectively, is to be made available from us. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP. Below is a summary of the funded capital and unfunded capital commitments of the SDLP.

	As of
(in millions)	June 30, 2022	December 31, 2021
Total capital funded to the SDLP(1)	$4,437	$4,168
Total capital funded to the SDLP by the Company(1)	$1,023	$987
Total unfunded capital commitments to the SDLP(2)	$261	$262
Total unfunded capital commitments to the SDLP by the Company(2)	$60	$62
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

The amortized cost and fair value of our SDLP Certificates were $1.0 billion and $1.0 billion, respectively, as of June 30, 2022 and $1.0 billion and $1.0 billion, respectively, as of December 31, 2021. Our yield on our investment in the SDLP Certificates at amortized cost and fair value was 13.5% and 13.5%, respectively, as of June 30, 2022 and 13.5% and 13.5%, respectively, as of December 31, 2021. For three and six months ended June 30, 2022, we earned interest income of $34 million and $67 million, respectively, from our investment in the SDLP Certificates. For three and six months ended June 30, 2021, we earned interest income of $37 million and $73 million, respectively, from our investment in the SDLP Certificates. We are also entitled to certain fees in connection with the SDLP. For the three and six months ended June 30, 2022, in connection with the SDLP, we earned capital structuring service and other fees totaling $3 million and $8 million, respectively. For the three and six months ended June 30, 2021, in connection with the SDLP, we earned capital structuring service and other fees totaling $5 million and $6 million, respectively.

As of June 30, 2022 and December 31, 2021, the SDLP portfolio was comprised entirely of first lien senior secured loans primarily to U.S. middle-market companies and were in industries similar to the companies in our portfolio. As of June 30, 2022 and December 31, 2021, none of the loans were on non-accrual status. Below is a summary of the SDLP’s portfolio as of June 30, 2022 and December 31, 2021:

	As of
(dollar amounts in millions)	June 30, 2022	December 31, 2021
Total first lien senior secured loans(1)(2)	$4,473	$4,194
Weighted average yield on first lien senior secured loans(3)	7.6%	6.7%
Largest loan to a single borrower(1)	$380	$342
Total of five largest loans to borrowers(1)	$1,580	$1,540
Number of borrowers in the SDLP	20	19
Commitments to fund delayed draw loans(4)	$261	$262
_______________________________________________________________________________

(1)At principal amount.

(2)First lien senior secured loans include certain loans that the SDLP classifies as “unitranche” loans. As of June 30, 2022 and December 31, 2021, the total principal amount of loans in the SDLP portfolio that the SDLP classified as “unitranche” loans was $3,410 million and $2,908 million, respectively.

(3) Computed as (a) the annual stated interest rate on accruing first lien senior secured loans, divided by (b) total first lien senior secured loans at principal amount.

(4)As discussed above, these commitments have been approved by the investment committee of the SDLP.

RESULTS OF OPERATIONS

For the three and six months ended June 30, 2022 and 2021

Operating results for the three and six months ended June 30, 2022 and 2021 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Total investment income	$479	$459	$919	$849
Total expenses	212	277	441	518
Net investment income before income taxes	267	182	478	331
Income tax expense, including excise tax	10	11	23	16
Net investment income	257	171	455	315
Net realized gains (losses) on investments, foreign currency and other transactions	(3)	59	55	118
Net unrealized gains (losses) on investments, foreign currency and other transactions	(143)	248	(140)	461
Realized loss on extinguishment of debt	—	—	(48)	(43)
Net increase in stockholders’ equity resulting from operations	$111	$478	$322	$851

Net income can vary substantially from period to period due to various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net increase in stockholders’ equity resulting from operations may not be meaningful.

Investment Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Interest income from investments	$319	$305	$629	$594
Capital structuring service fees	32	93	62	131
Dividend income	119	52	207	104
Other income	9	9	21	20
Total investment income	$479	$459	$919	$849

Interest income from investments for the three and six months ended June 30, 2022 increased from the comparable periods in 2021 primarily as a result of the increase in the average size of our portfolio. The average size and weighted average yield of our portfolio at amortized cost for the three and six months ended June 30, 2022 and 2021 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Average size of portfolio	$20,210	$16,362	$19,884	$16,067
Weighted average yield on portfolio	8.2%	8.1%	8.2%	8.0%

Capital structuring service fees for the three and six months ended June 30, 2022 decreased from the comparable periods in 2021 primarily due to a decrease in the weighted average capital structuring service fee percentage and a decrease in new investment commitments during the three and six months ended June 30, 2022. During the three and six months ended June 30, 2021, we experienced higher fee opportunities as compared to the comparable periods in 2022 primarily due to a higher number of transactions in new portfolio companies. The new investment commitments and weighted average capital structuring service fee percentages for the three and six months ended June 30, 2022 and 2021 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
New investment commitments	$3,109	$4,847	$5,110	$6,597
Weighted average capital structuring service fee percentages (1)	1.0%	1.9%	1.2%	2.0%

_______________________________________________________________________________

(1)    Excluding $570 and $919 million of investment commitments to IHAM for the three and six months ended June 30, 2022, respectively, the weighted average capital structuring service fee percentage was 1.3% and 1.5%, respectively. Excluding $52 million of investment commitments to IHAM for the three and six months ended June 30, 2021, the weighted average capital structuring service fee percentage was 2.0% and 2.0%, respectively.

Dividend income for the three and six months ended June 30, 2022 and 2021 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Dividend income received from IHAM	$52	$21	$95	$42
Recurring dividends	45	24	84	45
Non-recurring dividends	22	7	28	17
Total dividend income	$119	$52	$207	$104

Dividend income received from IHAM for the three and six months ended June 30, 2022 increased from the comparable periods primarily due to the continued increase in IHAM’s assets under management, which has been supported by our additional investments in IHAM. Recurring dividend income for the three and six months ended June 30, 2022 increased from the comparable periods in 2021 primarily due to an increase in yielding preferred equity investments.

Operating Expenses

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Interest and credit facility fees	$101	$87	$194	$173
Base management fees	75	61	148	119
Income based fees	57	59	108	105
Capital gains incentive fees(1)	(29)	61	(27)	103
Administrative fees	2	3	6	7
Other general and administrative	6	6	12	11
Total expenses	$212	$277	$441	$518
_______________________________________________________________________________

(1)Calculated in accordance with U.S. generally accepted accounting principles (“GAAP”) as discussed below.

Interest and credit facility fees for the three and six months ended June 30, 2022 and 2021, were comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Stated interest expense	$89	$75	$174	$146
Credit facility fees	6	7	8	14
Amortization of debt issuance costs	8	4	15	10
Net (amortization) accretion of discount on notes payable	(2)	1	(3)	3
Total interest and credit facility fees	$101	$87	$194	$173

Stated interest expense for the three and six months ended June 30, 2022 increased from the comparable periods in 2021 primarily due to the increase in the average principal amount of debt outstanding. Our weighted average stated interest rate for the three and six months ended June 30, 2022 remained steady from the comparable periods in 2021. Average debt outstanding and weighted average stated interest rate on our debt outstanding for the three and six months ended June 30, 2022 and 2021 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Average debt outstanding	$10,902	$8,922	$10,816	$8,595
Weighted average stated interest rate on debt	3.2%	3.2%	3.2%	3.3%

Credit facility fees for the three and six months ended June 30, 2022 were lower from the comparable periods in 2021 primarily due to the higher utilization of our revolving facilities resulting in lower unused commitment fees.

Base management fees for the three and six months ended June 30, 2022 increased from the comparable periods in 2021 primarily due to the increase in the average size of our portfolio for the three and six months ended June 30, 2022 as compared to the comparable periods in 2021.

Income based fees for the three months ended June 30, 2022 decreased from the comparable period in 2021 primarily due to the pre-incentive fee net investment income, as defined in the investment advisory and management agreement, for the three months ended June 30, 2022 being lower than in the comparable period in 2021. Income based fees for the six months ended June 30, 2022 increased from the comparable period in 2021 primarily due to the pre-incentive fee net investment income, as defined in the investment advisory and management agreement, for the six months ended June 30, 2022 being higher than in the comparable period in 2021.

For the three and six months ended June 30, 2022, the reduction in the capital gains incentive fee calculated in accordance with GAAP was $29 million and $27 million, respectively. For the three and six months ended June 30, 2021, the capital gains incentive fee calculated in accordance with GAAP was $61 million and $103 million, respectively. The capital gains incentive fee accrual for the six months ended June 30, 2022 changed from the comparable period in 2021 primarily due to net losses on investments, foreign currency, other transactions and the extinguishment of debt of $146 million compared to net gains of $536 million for the six months ended June 30, 2021. The capital gains incentive fee accrued under GAAP includes an accrual related to unrealized capital appreciation, whereas the capital gains incentive fee actually payable under our investment advisory and management agreement does not. There can be no assurance that such unrealized capital appreciation will be realized in the future. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. As of June 30, 2022, there was $108 million of capital gains incentive fees accrued in accordance with GAAP. As of June 30, 2022, there was no capital gains incentive fee actually payable under our investment advisory and management agreement. See Note 3 to our consolidated financial statements for the three and six months ended June 30, 2022, for more information on the base management fees, income based fees and capital gains incentive fees.

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

Administrative fees represent fees paid to Ares Operations for our allocable portion of overhead and other expenses incurred by Ares Operations in performing its obligations under the administration agreement, including our allocable portion of the compensation, rent and other expenses of certain of our corporate officers and their respective staffs. See Note 3 to our consolidated financial statements for the three and six months ended June 30, 2022, for more information on the administrative fees.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three and six months ended June 30, 2022, we recorded a net expense of $7 million and $16 million, respectively, for U.S. federal excise tax. For the three and six months ended June 30, 2021, we recorded a net expense of $8 million and $12 million, respectively, for U.S. federal excise tax.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three and six months ended June 30, 2022, we recorded a net tax expense of $3 million and $7 million, respectively, for these subsidiaries. For the three and six months ended June 30, 2021, we recorded a net tax expense of $3 million and $4 million, respectively, for these subsidiaries. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.

Net Realized Gains/Losses

The net realized gains (losses) from the sales, repayments or exits of investments during the three and six months ended June 30, 2022 and 2021 were comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Sales, repayments or exits of investments(1)	$1,125	$2,764	$3,646	$4,719
Net realized gains (losses) on investments:
Gross realized gains	$2	$79	$82	$159
Gross realized losses	(26)	(11)	(37)	(24)
Total net realized gains (losses) on investments	$(24)	$68	$45	$135
_______________________________________________________________________________

(1)Includes $379 million and $1.6 billion of loans sold to IHAM and certain vehicles managed by IHAM during the three and six months ended June 30, 2022, respectively, and $566 million and $848 million during the comparable periods in 2021, respectively. Net realized losses of $1 million and $7 million, respectively, were recorded on these transactions with IHAM during the three and six months ended June 30, 2022. Net realized losses of $3 million and $4 million were recognized on these transactions with IHAM during the three and six months ended June 30, 2021, respectively. See Note 4 to our consolidated financial statements for the three and six months ended June 30, 2022 for more information on IHAM and its managed vehicles.

The net realized losses on investments during the three months ended June 30, 2022 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Sundance Energy Inc.	$(23)
Other, net	(1)
Total	$(24)

During the three months ended June 30, 2022, we also recognized net realized gains on foreign currency and other transactions of $21 million.

The net realized gains on investments during the three months ended June 30, 2021 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Blue Angel Buyer 1, LLC and Blue Angel Holdco, LLC	$46
Mavis Tire Express Services Topco Corp., Metis HoldCo, Inc., and Metis TopCo, LP	17
Other, net	5
Total	$68
During the three months ended June 30, 2021, we also recognized net realized losses on foreign currency and other transactions of $9 million.

The net realized gains on investments during the six months ended June 30, 2022 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Athenahealth, Inc., VVC Holding Corp., Virence Intermediate Holding Corp., and Virence Holdings LLC	$38
Navisun LLC and Navisun Holdings LLC	19
Sundance Energy Inc.	(23)
Other, net	11
Total	$45

During the six months ended June 30, 2022, we also recognized net realized gains on foreign currency and other transactions of $10 million.

During the six months ended June 30, 2022, we repaid in full the $388 million in aggregate principal amount of unsecured convertible notes (the “2022 Convertible Notes”) upon their maturity at a premium in accordance with the terms of the indenture governing the 2022 Convertible Notes, resulting in a realized loss on the extinguishment of debt of $48 million.

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

Net Unrealized Gains/Losses

We value our portfolio investments quarterly and the changes in value are recorded as unrealized gains or losses in our consolidated statement of operations. Net unrealized gains and losses on investments for the three and six months ended June 30, 2022 and 2021, were comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Unrealized appreciation	$187	$358	$277	$594
Unrealized depreciation	(343)	(78)	(402)	(91)
Net unrealized appreciation reversed related to net realized gains or losses(1)	5	(40)	(36)	(58)
Total net unrealized gains (losses) on investments	$(151)	$240	$(161)	$445
_______________________________________________________________________________

(1)The net unrealized depreciation reversed related to net realized gains or losses represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior period.

The changes in net unrealized appreciation and depreciation on investments during the three months ended June 30, 2022 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Heelstone Renewable Energy, LLC and Heelstone Renewable Energy Investors, LLC	$19
VPROP Operating, LLC and V SandCo, LLC	18
Production Resource Group, L.L.C. and PRG III, LLC	16
PhyMED Management LLC	(13)
Cornerstone OnDemand, Inc. and Sunshine Software Holdings, Inc.	(18)
CoreLogic, Inc. and T-VIII Celestial Co-Invest LP	(34)
Other, net	(144)
Total	$(156)

During the three months ended June 30, 2022, we also recognized net unrealized gains on foreign currency and other transactions of $8 million.

The changes in net unrealized appreciation and depreciation on investments during the three months ended June 30, 2021 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
OTG Management, LLC	$36
Sundance Energy, Inc.	24
GB Auto Service, Inc. and GB Auto Service Holdings, LLC	16
MCH Holdings, Inc., MC Acquisition Holdings I, LLC and Privia Health Group, Inc.	15
Singer Sewing Company, SVP-Singer Holdings, LLC and SVP-Singer Holdings LP	14
ChargePoint Holdings, Inc.	13
GHX Ultimate Parent Corporation, Commerce Parent, Inc. and Commerce Topco, LLC	11
Other, net	151
Total	$280

During the three months ended June 30, 2021, we also recognized net unrealized gains on foreign currency and other transactions of $8 million.

The changes in net unrealized appreciation and depreciation on investments during the six months ended June 30, 2022 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Heelstone Renewable Energy, LLC and Heelstone Renewable Energy Investors, LLC	$19
Production Resource Group, L.L.C. and PRG III, LLC	18
VPROP Operating, LLC and V SandCo, LLC	16
Precinmac (US) Holdings Inc., Trimaster Manufacturing Inc. and Blade Group Holdings, LP.	11
Rug Doctor, LLC and RD Holdco Inc.	(11)
Cornerstone OnDemand, Inc. and Sunshine Software Holdings, Inc.	(16)
CoreLogic, Inc. and T-VIII Celestial Co-Invest LP	(31)
PhyMED Management LLC	(51)
Other, net	(80)
Total	$(125)

During the six months ended June 30, 2022, we also recognized net unrealized gains on foreign currency and other transactions of $21 million.

The changes in net unrealized appreciation and depreciation on investments during the six months ended June 30, 2021 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
OTG Management, LLC	$36
Sundance Energy, Inc.	34
Ivy Hill Asset Management, L.P.	28
ChargePoint Holdings, Inc.	25
Singer Sewing Company, SVP-Singer Holdings, LLC and SVP-Singer Holdings LP	24
Heelstone Renewable Energy, LLC	21
ADG, LLC and RC IV GEDC Investor LLC	17
GB Auto Service, Inc. and GB Auto Service Holdings, LLC	17
RMCF III CIV XXIX, L.P	16
MCH Holdings, Inc., MC Acquisition Holdings I, LLC and Privia Health Group, Inc.	15
VPROP Operating, LLC and V SandCo, LLC	13
Other, net	257
Total	$503

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

In accordance with the Investment Company Act, we are allowed to borrow amounts such that our asset coverage calculated pursuant to the Investment Company Act, is at least 150% after such borrowings (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). As of June 30, 2022, we had $204 million in cash and cash equivalents and $11.8 billion in total aggregate principal amount of debt outstanding ($11.7 billion at carrying value) and our asset coverage was 178%. Subject to borrowing base and other restrictions, we had approximately $4.4 billion available for additional borrowings under the Facilities as of June 30, 2022.

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
Equity Capital Activities

As of June 30, 2022 and December 31, 2021, our total equity market capitalization was $8.9 billion and $9.9 billion, respectively.

We may from time to time issue and sell shares of our common stock through public or “at the market” offerings. In connection with the issuance of our common stock, we issued and sold the following shares of common stock during the six months ended June 30, 2022:

(in millions, except per share amount) Issuances of Common Stock	Number of Shares Issued	Gross Proceeds	Underwriting Fees/Offering Expenses	Net Proceeds	Average Offering Price Per Share(1)
Public offerings	11.2	$247.0	$11.5	$235.5	$21.06	(2)
“At the market” offerings	16.8	347.3	4.0	343.3	$20.45
Total	28.0	$594.3	$15.5	$578.8
________________________________________

(1)    Represents the gross offering price per share before deducting underwriting discounts and commissions and offering expenses.

(2)    Shares were sold to the underwriters for a price of $21.06 per share which the underwriters were then permitted to sell at variable prices to the public.

“At the Market” Offerings

We have entered into equity distribution agreements with several banks (the “Equity Distribution Agreements”). The Equity Distribution Agreements provide that we may from time to time issue and sell, by means of “at the market” offerings, up to $500 million shares of our common stock. Subject to the terms and conditions of the Equity Distribution Agreements, sales of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Under the currently effective Equity Distribution Agreements, common stock with an aggregate offering amount of $469 million remained available for issuance as of June 30, 2022.

Stock Repurchase Program

We are authorized under our stock repurchase program to purchase up to $500 million in the aggregate of our outstanding common stock in the open market at certain thresholds below our net asset value per share, in accordance with the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any share repurchases will be determined by us, in our sole discretion, based upon an evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The stock repurchase program does not require us to repurchase any specific number of shares of common stock or any shares of common stock at all. Consequently, we cannot assure stockholders that any specific number of shares of common stock, if any, will be repurchased under the stock repurchase program. The expiration date of the stock repurchase program is February 15, 2023. The program may be suspended, extended, modified or discontinued at any time. As of June 30, 2022, there was $500 million available for additional repurchases under the program.

During the six months ended June 30, 2022 and 2021, we did not repurchase any shares of our common stock in the open market under the stock repurchase program.

Price Range of Common Stock

The following table sets forth, for the first two quarters of the year ending December 31, 2022 and each fiscal quarter for the fiscal years ended December 31, 2021 and 2020, the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock, the closing sales price as a premium (discount) to net asset value and the dividends or distributions declared by us. On July 20, 2022, the last reported closing sales price of our common stock on The NASDAQ Global Select Market was $19.62 per share, which represented a premium of approximately 4.31% to the net asset value per share reported by us as of June 30, 2022.

	Net Asset Value(1)	Price Range		High Sales Price Premium (Discount) to Net Asset Value(2)	Low Sales Price Premium (Discount) to Net Asset Value(2)	Cash Dividend Per Share(3)
		High	Low
Year ended December 31, 2020
First Quarter	$15.58	$19.23	$8.08	23.43%	(48.14)%	$0.40
Second Quarter	$15.83	$16.20	$9.13	2.34%	(42.32)%	$0.40
Third Quarter	$16.48	$15.02	$13.27	(8.86)%	(19.48)%	$0.40
Fourth Quarter	$16.97	$17.28	$13.82	1.83%	(18.56)%	$0.40
Year ended December 31, 2021
First Quarter	$17.45	$19.23	$16.51	10.20%	(5.39)%	$0.40
Second Quarter	$18.16	$19.97	$18.29	9.97%	0.72%	$0.40
Third Quarter	$18.52	$20.43	$19.52	10.31%	5.40%	$0.41
Fourth Quarter	$18.96	$21.70	$19.66	14.45%	3.69%	$0.41
Year ending December 31, 2022
First Quarter	$19.03	$22.58	$19.70	18.65%	3.52%	$0.54	(4)
Second Quarter	$18.81	$22.44	$17.12	19.30%	(8.98)%	$0.42
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

(4)    Consists of a quarterly dividend of $0.42 per share and additional quarterly dividends totaling $0.12 per share, all of which were declared in the first quarter of 2022, payable March 31, 2022, June 30, 2022, September 30, 2022 and December 29, 2022, subject to the satisfaction of certain Maryland law requirements.
Debt Capital Activities

Our debt obligations consisted of the following as of June 30, 2022 and December 31, 2021:

	As of
	June 30, 2022					December 31, 2021
(in millions)	Total Aggregate Principal Amount Available/ Outstanding(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Available/ Outstanding(1)		Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$4,843	(2)	$1,787	$1,787		$4,232	(2)	$1,507	$1,507
Revolving Funding Facility	1,775		962	962		1,525		762	762
SMBC Funding Facility	800	(3)	401	401		800	(3)	401	401
BNP Funding Facility	300		115	115		300		—	—
2022 Convertible Notes	—		—	—		388		388	388	(4)
2024 Convertible Notes	403		403	398	(4)	403		403	395	(4)
2023 Notes	750		750	749	(4)	750		750	748	(4)
2024 Notes	900		900	898	(4)	900		900	897	(4)
March 2025 Notes	600		600	597	(4)	600		600	596	(4)
July 2025 Notes	1,250		1,250	1,259	(4)	1,250		1,250	1,260	(4)
January 2026 Notes	1,150		1,150	1,143	(4)	1,150		1,150	1,143	(4)
July 2026 Notes	1,000		1,000	989	(4)	1,000		1,000	988	(4)
2027 Notes	500		500	494	(4)	—		—	—
2028 Notes	1,250		1,250	1,246	(4)	1,250		1,250	1,246	(4)
2031 Notes	700		700	690	(4)	700		700	689	(4)
Total	$16,221		$11,768	$11,728		$15,248		$11,061	$11,020
________________________________________

(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument. Borrowings under the committed Revolving Credit Facility, Revolving Funding Facility, SMBC Funding Facility and BNP Funding Facility (each as defined below) are subject to borrowing base and other restrictions.

(2)Provides for a feature that allows us, under certain circumstances, to increase the size of the Revolving Credit Facility (as defined below) to a maximum of $7.3 billion.

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

 The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all our debt outstanding as of June 30, 2022 were 3.5% and 4.1 years, respectively, and as of December 31, 2021 were 3.1% and 4.2 years, respectively.

The ratio of total principal amount of debt outstanding to stockholders’ equity as of June 30, 2022 was 1.27:1.00 compared to 1.26:1.00 as of December 31, 2021.

Revolving Credit Facility

We are party to a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), that allows us to borrow up to $4.8 billion at any one time outstanding. The Revolving Credit Facility consists of a $1.1 billion term loan tranche and a $3.7 billion revolving tranche. For $1.0 billion of the term loan tranche, the stated maturity date is March 31, 2027. For $28 million of the term loan tranche, the stated maturity date is March 31, 2026. For the remaining $50 million of the term loan tranche, the stated maturity date is March 30, 2025. For $3.5 billion of the revolving tranche, the end of the revolving period and the stated maturity date are March 31, 2026 and March 31, 2027, respectively. For $107 million of the revolving tranche, the end of the revolving period and the stated maturity date are March 31, 2025 and March 31, 2026, respectively. For the remaining $150 million of the revolving tranche, the end of the revolving period and the stated maturity date are March 30, 2024 and March 30, 2025, respectively. The Revolving Credit Facility also provides for a feature that allows us, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of $7.3 billion. The interest rate charged on the Revolving Credit Facility is based on SOFR (or an alternative rate of interest for certain loans, commitments and/or other extensions of credit denominated in Sterling, Canadian Dollars, Euros and certain other foreign currencies) plus a credit spread adjustment of 0.10% and an applicable spread of either 1.75% or 1.875% or an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility) plus a credit spread adjustment of 0.10% and an applicable spread of either 0.75% or 0.875%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving exposure and term loans outstanding under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of June 30, 2022, the applicable spread in effect was 1.75%. We are also required to pay a letter of credit fee of either 2.00% or 2.125% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. Additionally, we are required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. As of June 30, 2022, there was $1.8 billion outstanding under the Revolving Credit Facility and we were in compliance in all material respects with the terms of the Revolving Credit Facility.

Revolving Funding Facility

We and our consolidated subsidiary, Ares Capital CP Funding LLC (“Ares Capital CP”), are party to a revolving funding facility (as amended, the “Revolving Funding Facility”), that allows Ares Capital CP to borrow up to $1.8 billion at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility are December 29, 2024 and December 29, 2026, respectively. The interest rate charged on the Revolving Funding Facility is based on SOFR plus a credit spread adjustment of 0.10% or a “base rate” (as defined in the agreements governing the Revolving Funding Facility) plus an applicable spread of 1.90% per annum. Ares Capital CP is also required to pay a commitment fee of between 0.50% and 1.25% per annum depending on the size of the unused portion of the Revolving Funding Facility. As of June 30, 2022, there was $962 million outstanding under the Revolving Funding Facility and we and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

SMBC Funding Facility

We and our consolidated subsidiary, Ares Capital JB Funding LLC (“ACJB”), are party to a revolving funding facility (as amended, the “SMBC Funding Facility”), with ACJB, as the borrower, and Sumitomo Mitsui Banking Corporation, as the administrative agent and collateral agent, that allows ACJB to borrow up to $800 million at any one time outstanding. The SMBC Funding Facility also provides for a feature that allows ACJB, subject to receiving certain consents, to increase the overall size of the SMBC Funding Facility to $1.0 billion. The SMBC Funding Facility is secured by all of the assets held by ACJB. The end of the reinvestment period and the stated maturity date for the SMBC Funding Facility are May 28, 2024 and May 28, 2026, respectively. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement. The interest rate charged on the SMBC Funding Facility is based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over a “base rate” (as defined in the agreements governing the SMBC Funding Facility), in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. As of June 30, 2022, the applicable spread in effect was 1.75%. ACJB is also required to pay a commitment fee of between 0.50% and 1.00% per annum depending on the size of the unused portion of the SMBC Funding Facility. As of June 30, 2022, there was $401 million outstanding under the SMBC Funding Facility and we and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

BNP Funding Facility

We and our consolidated subsidiary, ARCC FB Funding LLC (“AFB”), are party to a revolving funding facility (as amended, the “BNP Funding Facility”) with AFB, as the borrower, and BNP Paribas, as the administrative agent and lender, that allows AFB to borrow up to $300 million at any one time outstanding. The BNP Funding Facility is secured by all of the assets held by AFB. The end of the reinvestment period and the stated maturity date for the BNP Funding Facility are June 11, 2023 and June 11, 2025, respectively. The reinvestment period and the stated maturity date are both subject to a one-year extension by mutual agreement. The interest rate charged on the BNP Funding Facility is based on three month LIBOR, or a “base rate” (as defined in the agreements governing the BNP Funding Facility) plus a margin of (i) 1.80% during the reinvestment period and (ii) 2.30% following the reinvestment period. Beginning on December 11, 2020, AFB is required to pay a commitment fee of between 0.00% and 1.25% per annum depending on the size of the unused portion of the BNP Funding Facility. As of June 30, 2022, there was $115 million outstanding under the BNP Funding Facility and we and AFB were in compliance in all material respects with the terms of the BNP Funding Facility.

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

In certain circumstances, assuming the conversion date below has not already passed, the 2024 Convertible Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at the conversion rate (listed below as of June 30, 2022) subject to customary anti-dilution adjustments and the requirements of the indenture (the “Convertible Unsecured Notes Indenture”). Prior to the close of business on the business day immediately preceding the conversion date (listed below), holders may convert their 2024 Convertible Notes only under certain circumstances set forth in the Convertible Unsecured Notes Indenture. On or after the conversion date until the close of business on the second scheduled trading day immediately preceding the maturity date for the 2024 Convertible Notes, holders may convert their 2024 Convertible Notes at any time. In addition, if we engage in certain corporate events as described in the Convertible Unsecured Notes Indenture, holders of the 2024 Convertible Notes may require us to repurchase for cash all or part of the 2024 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2024 Convertible Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

Certain key terms related to the convertible features for the 2024 Convertible Notes as of June 30, 2022 are listed below.

2024 Convertible Notes
Conversion premium	15.0%
Closing stock price at issuance	$17.29
Closing stock price date	March 5, 2019
Conversion price(1)	$19.82
Conversion rate (shares per one thousand dollar principal amount)(1)	50.4514
Conversion date	December 1, 2023
________________________________________

(1)Represents conversion price and conversion rate, as applicable, as of June 30, 2022, taking into account any applicable de minimis adjustments that will be made on the conversion date.

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

Unsecured Notes

We issued certain unsecured notes (each issuance of which is referred to herein using the “defined term” set forth under the “Unsecured Notes” column of the table below and collectively referred to as the “Unsecured Notes”), that pay interest semi-annually and all principal amounts are due upon maturity. Each of the Unsecured Notes may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indentures governing each of the Unsecured Notes, plus any accrued and unpaid interest. Certain key terms related to the features for the Unsecured Notes as of June 30, 2022 are listed below.

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

See Note 5 to our consolidated financial statements for the three and six months ended June 30, 2022 for more information on our debt obligations.

As of June 30, 2022, we were in compliance in all material respects with the terms of the 2024 Convertible Unsecured Notes Indentures and the indentures governing the Unsecured Notes.

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

RECENT DEVELOPMENTS

From July 1, 2022 through July 20, 2022, we made new investment commitments of approximately $245 million, of which $142 million were funded. Of these new investment commitments, 93% were in first lien senior secured loans and 7% were in other equity. Of the approximately $245 million of new investment commitments, 92% were floating rate, 7% were non-income producing and 1% was on non-accrual. The weighted average yield of debt and other income producing securities funded during the period at amortized cost was 8.9% and the weighted average yield on total investments funded during the period at amortized cost was 8.1%. We may seek to sell all or a portion of these new investment commitments, although there can be no assurance that we will be able to do so.

From July 1, 2022 through July 20, 2022, we exited approximately $379 million of investment commitments, including $155 million of loans sold to IHAM or certain vehicles managed by IHAM. Of the total investment commitments exited, 55% were first lien senior secured loans, 40% were our subordinated loan investment in IHAM and 5% were second lien senior secured loans. Of the approximately $379 million of exited investment commitments, all were floating rate. The weighted average yield of debt and other income producing securities exited or repaid during the period at amortized cost was

7.7% and the weighted average yield on total investments exited or repaid during the period at amortized cost was 7.7%. Of the approximately $379 million of investment commitments exited from July 1, 2022 through July 20, 2022, we recognized total net realized losses of approximately $1 million, including approximately $1 million of net realized losses recognized from the sale of loans to IHAM or certain vehicles managed by IHAM.

In addition, as of July 20, 2022, we had an investment backlog and pipeline of approximately $1.7 billion and $45 million, respectively. Investment backlog includes transactions approved by our investment adviser’s investment committee and/or for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore we believe are likely to close. Investment pipeline includes transactions where due diligence and analysis are in process, but no formal mandate, letter of intent or signed commitment have been issued. The consummation of any of the investments in this backlog and pipeline depends upon, among other things, one or more of the following: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. In addition, we may sell all or a portion of these investments and certain of these investments may result in the repayment of existing investments. We cannot assure you that we will make any of these investments or that we will sell all or any portion of these investments.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. The critical accounting estimates should be read in conjunction with our risk factors as disclosed in “Item 1A. Risk Factors.” See Note 2 to our consolidated financial statements for three and six months ended June 30, 2022 for more information on our critical accounting policies.

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

See Note 8 to our consolidated financial statements for the three and six months ended June 30, 2022 for more information on our valuation process.

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

Investment valuation risk

Because there is not a readily available market value for most of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board of directors based on, among other things, the input of our management and audit committee and independent third-party valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12-month period (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” as well as Notes 2 and 8 to our consolidated financial statements for the three and six months ended June 30, 2022 for more information relating to our investment valuation.

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

As of June 30, 2022, 74% of the investments at fair value in our portfolio bore interest and dividends at variable rates (including our investment in the SDLP Certificates which accounted for 5% of our total investments at fair value), 10% bore interest at fixed rates, 9% were non-income producing, 1% were on non-accrual status and 6% was our equity investment in IHAM which generally pays a quarterly dividend. Additionally, excluding our investment in the SDLP Certificates, 94% of the remaining variable rate investments at fair value contained interest rate floors. The Revolving Credit Facility, the Revolving Funding Facility, the SMBC Funding Facility and the BNP Funding Facility bear interest at variable rates with no interest rate floors. The Unsecured Notes and the 2024 Convertible Notes bear interest at fixed rates.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our June 30, 2022 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest and Dividend Income	Interest Expense	Net Income(1)
Up 300 basis points	$534	$90	$444
Up 200 basis points	$374	$57	$317
Up 100 basis points	$215	$24	$191
Down 100 basis points	$(119)	$(32)	$(87)
Down 200 basis points	$(134)	$(62)	$(72)
Down 300 basis points	$(127)	$(62)	$(65)
________________________________________

(1)Excludes the impact of income based fees. See Note 3 to our consolidated financial statements for the three and six months ended June 30, 2022 for more information on the income based fees.

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

(2)Excludes the impact of income based fees. See Note 3 to our consolidated financial statements for the three and six months ended June 30, 2022 for more information on the income based fees.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 24, 2022, the President of Russia, Vladimir Putin, announced a military invasion of Ukraine. In response, countries worldwide, including the United States, have imposed sanctions against Russia on certain businesses and individuals, including, but not limited to, those in the banking, import and export sectors. This invasion has led, is currently leading, and for an unknown period of time will continue to lead to disruptions in local, regional, national, and global markets and economies affected thereby. These disruptions caused by the invasion have included, and may continue to include, political, social, and economic disruptions and uncertainties and material increases in certain commodity prices that may affect our business operations or the business operations of our portfolio companies.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Dividend Reinvestment Plan

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.

During the quarter ended June 30, 2022, as part of our dividend reinvestment plan for our common stockholders, we did not purchase any shares of our common stock in the open market in order to satisfy the reinvestment portion of our dividends.

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

During the quarter ended June 30, 2022, there were no repurchases of our common stock under our stock repurchase program. As of June 30, 2022, the approximate dollar value of shares that may yet be purchased under the program was $500 million.

Item 3.     Defaults Upon Senior Securities.

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.     Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Amendment and Restatement, as amended(1)
3.2	Third Amended and Restated Bylaws, as amended(2)
10.1	Thirteenth Amended and Restated Senior Secured Revolving Credit Agreement, dated as of March 31, 2022, among Ares Capital Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent(3)
10.2	Amendment No. 16 to Loan and Servicing Agreement, dated as of June 30, 2022, among Ares Capital CP Funding LLC, as the borrower, Ares Capital Corporation, as the servicer, Wells Fargo Bank, National Association, as the agent, Wells Fargo Bank, National Association, as a lender, Bank of America, N.A, as a lender, Sampension Livsforsikring A/S, as a lender, Arkitekternes Pensionskasse, as a lender, Pensionskassen for Jordbrugsakademikere og Dyrlæger, as a lender, Canadian Imperial Bank of Commerce, as a lender, U.S. Bank Trust Company, National Association, as trustee and U.S. Bank National Association, as bank and collateral custodian.(4)
10.3	Equity Distribution Agreement, dated as of May 27, 2022, among Ares Capital Corporation, Ares Capital Management LLC, Ares Operations LLC and Regions Securities LLC(5)
10.4	Equity Distribution Agreement, dated as of May 27, 2022, among Ares Capital Corporation, Ares Capital Management LLC, Ares Operations LLC and Truist Securities, Inc.(5)
10.5	Equity Distribution Agreement, dated as of May 27, 2022, among Ares Capital Corporation, Ares Capital Management LLC, Ares Operations LLC and SMBC Nikko Securities America, Inc.(5)
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
 ________________________________________

*    Filed herewith
(1)Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q (File No. 814-00663) for the quarter ended March 31, 2022, filed on April 26, 2022.
(2)Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2018, filed on February 12, 2019.
(3)Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on April 5, 2022.
(4)Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on July 1, 2022.
(5)Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 to the Company’s Form 8‑K (File No. 814‑00663), filed on May 27, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES CAPITAL CORPORATION

Date: July 26, 2022	By	/s/ R. KIPP DEVEER
R. Kipp deVeer Chief Executive Officer

Date: July 26, 2022	By	/s/ PENNI F. ROLL
Penni F. Roll Chief Financial Officer

Date: July 26, 2022	By	/s/ SCOTT C. LEM
Scott C. Lem Chief Accounting Officer, Vice President and Treasurer