Form 10-Q
period 2022-09-30
ARES CAPITAL CORP
filed 2022-10-25
CIK 1287750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2022
Common stock, $0.001 par value	508,259,293

ARES CAPITAL CORPORATION

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions, except per share data)

	As of
	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliate company investments	$17,227	$17,056
Non-controlled affiliate company investments	358	373
Controlled affiliate company investments	3,754	2,580
Total investments at fair value (amortized cost of $21,469 and $19,810, respectively)	21,339	20,009
Cash and cash equivalents	257	372
Restricted cash	105	114
Interest receivable	160	142
Receivable for open trades	21	80
Other assets	135	99
Operating lease right-of-use asset	21	27
Total assets	$22,038	$20,843
LIABILITIES
Debt	$11,816	$11,020
Base management fees payable	78	69
Income based fees payable	63	67
Capital gains incentive fees payable	72	161
Interest and facility fees payable	76	100
Payable to participants	105	114
Payable for open trades	141	216
Accounts payable and other liabilities	139	111
Secured borrowings	79	74
Operating lease liabilities	33	43
Total liabilities	12,602	11,975
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share, 700 and 600 common shares authorized, respectively; 508 and 468 common shares issued and outstanding, respectively	—	—
Capital in excess of par value	9,370	8,553
Accumulated undistributed earnings	66	315
Total stockholders’ equity	9,436	8,868
Total liabilities and stockholders’ equity	$22,038	$20,843
NET ASSETS PER SHARE	$18.56	$18.96

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest income (excluding payment-in-kind (“PIK”) interest income)	$300	$230	$786	$656
PIK interest income	28	42	84	95
Capital structuring service fees	26	53	81	179
Dividend income	52	31	140	86
Other income	11	11	29	28
Total investment income from non-controlled/non-affiliate company investments	417	367	1,120	1,044
From non-controlled affiliate company investments:
Interest income (excluding PIK interest income)	2	2	5	5
PIK interest income	2	1	4	3
Dividend income	—	—	1	—
Other income	—	—	—	1
Total investment income from non-controlled affiliate company investments	4	3	10	9
From controlled affiliate company investments:
Interest income (excluding PIK interest income)	49	39	126	129
PIK interest income	4	3	9	23
Capital structuring service fees	6	6	13	11
Dividend income	55	23	173	72
Other income	2	1	5	3
Total investment income from controlled affiliate company investments	116	72	326	238
Total investment income	537	442	1,456	1,291
EXPENSES:
Interest and credit facility fees	120	94	314	267
Base management fees	78	65	226	184
Income based fees	63	53	171	158
Capital gains incentive fees	(37)	30	(64)	133
Administrative fees	3	4	9	11
Other general and administrative	8	7	20	18
Total expenses	235	253	676	771
NET INVESTMENT INCOME BEFORE INCOME TAXES	302	189	780	520
Income tax expense, including excise tax	14	5	37	21
NET INVESTMENT INCOME	288	184	743	499
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS, FOREIGN CURRENCY AND OTHER TRANSACTIONS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	(51)	82	(2)	139
Non-controlled affiliate company investments	29	1	6	58
Controlled affiliate company investments	—	40	19	61
Foreign currency and other transactions	22	26	32	9
Net realized gains	—	149	55	267
Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	(225)	35	(426)	388
Non-controlled affiliate company investments	30	6	62	13
Controlled affiliate company investments	(18)	(29)	(10)	56
Foreign currency and other transactions	29	(11)	50	5
Net unrealized gains (losses)	(184)	1	(324)	462
Net realized and unrealized gains (losses) on investments, foreign currency and other transactions	(184)	150	(269)	729
REALIZED LOSS ON EXTINGUISHMENT OF DEBT	—	—	(48)	(43)
NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$104	$334	$426	$1,185
NET INCOME PER COMMON SHARE (see Note 10)
Basic	$0.21	$0.73	$0.86	$2.68
Diluted	$0.21	$0.73	$0.86	$2.68
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING (see Note 10)
Basic	503	453	492	441
Diluted	523	453	512	441

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Software & Services
2U, Inc.	Provider of course design and learning management system to educational institutions	First lien senior secured loan	8.87%	LIBOR (M)	5.75%	6/2021	12/2024		$54.6	$54.0	$54.6	(2)(6)(11)
AffiniPay Midco, LLC and AffiniPay Intermediate Holdings, LLC (15)	Payment processing solution provider	First lien senior secured loan	8.81%	SOFR (Q)	5.75%	6/2022	6/2028		120.9	118.6	118.4	(2)(11)
		First lien senior secured loan	8.33%	LIBOR (Q)	5.75%	2/2020	6/2028		63.5	63.5	62.2	(2)(11)
		Senior subordinated loan	12.58% PIK	SOFR (Q)	10.00%	2/2020	6/2030		55.0	55.0	54.4	(2)(11)
										237.1	235.0
Anaplan, Inc. (15)	Provider of cloud-based connected planning platforms for business analytics	First lien senior secured loan	9.53%	SOFR (M)	6.50%	6/2022	6/2029		21.8	21.8	21.4	(2)(11)
Anaqua Parent Holdings, Inc. & Astorg VII Co-Invest Anaqua (15)	Provider of intellectual property management lifecycle software	First lien senior secured loan	5.60%	Euribor (S)	5.50%	4/2019	4/2026		4.0	4.6	4.0	(2)
		First lien senior secured loan	8.81%	LIBOR (S)	5.25%	6/2021	4/2026		1.0	1.0	1.0	(2)(11)
		Limited partnership units				6/2019		4,400,000		4.2	7.1	(2)(6)
										9.8	12.1
APG Intermediate Holdings Corporation and APG Holdings, LLC (4)(15)	Aircraft performance software provider	First lien senior secured loan	8.15%	LIBOR (Q)	5.25%	1/2020	1/2025		13.3	13.3	13.2	(2)(11)
		Class A membership units				1/2020		9,750,000		9.8	8.4	(2)
										23.1	21.6
Appriss Health, LLC and Appriss Health Intermediate Holdings, Inc. (15)	Software platform for identification, prevention and management of substance use disorder	First lien senior secured loan	9.93%	LIBOR (M)	7.25%	5/2021	5/2027		5.7	5.7	5.7	(2)(11)
		Series A preferred shares	11.00% PIK			5/2021		32,236		37.6	37.6	(2)
										43.3	43.3
Apptio, Inc. (15)	Provider of cloud-based technology business management solutions	First lien senior secured revolving loan	8.46%	LIBOR (Q)	6.00%	1/2019	1/2025		1.7	1.7	1.7	(2)(11)
		First lien senior secured loan	8.46%	LIBOR (Q)	6.00%	1/2019	1/2025		42.2	42.2	41.8	(2)(11)
										43.9	43.5
Avetta, LLC (15)	Supply chain risk management SaaS platform for global enterprise clients	First lien senior secured loan	8.56%	LIBOR (Q)	5.75%	7/2021	4/2024		0.2	0.2	0.1	(2)(11)
AxiomSL Group, Inc. and Calypso Group, Inc. (15)	Provider of risk data management and regulatory reporting software	First lien senior secured revolving loan	9.12%	LIBOR (M)	6.00%	7/2021	12/2027		21.2	20.9	21.2	(2)(11)
Banyan Software Holdings, LLC and Banyan Software, LP (15)	Vertical software businesses holding company	First lien senior secured revolving loan	10.17%	LIBOR (Q)	6.50%	10/2020	10/2025		0.9	0.9	0.9	(2)(11)
		First lien senior secured loan	10.17%	LIBOR (Q)	6.50%	12/2021	10/2026		9.1	9.1	9.1	(2)(11)
		First lien senior secured loan	10.17%	LIBOR (Q)	6.50%	10/2020	10/2026		1.0	1.0	1.0	(2)(11)
		Preferred units				1/2022		120,999		4.1	5.1	(2)
										15.1	16.1

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Borrower R365 Holdings LLC (15)	Provider of restaurant enterprise resource planning systems	First lien senior secured loan	9.68% (3.00% PIK)	LIBOR (Q)	6.00%	6/2021	6/2027		15.9	15.6	15.9	(2)(11)
		First lien senior secured loan	9.68% (3.00% PIK)	LIBOR (Q)	6.00%	1/2022	6/2027		1.4	1.4	1.4	(2)(11)
										17.0	17.3
Bottomline Technologies, Inc. (15)	Provider of payment automation solutions	First lien senior secured loan	8.35%	SOFR (M)	5.50%	5/2022	5/2029		33.0	33.0	32.4	(2)(11)
Businessolver.com, Inc. (15)	Provider of SaaS-based benefits solutions for employers and employees	First lien senior secured loan	9.17%	LIBOR (Q)	5.50%	12/2021	12/2027		14.4	14.4	14.2	(2)(11)
CallMiner, Inc.	Provider of cloud-based conversational analytics solutions	Warrant to purchase shares of Series 1 preferred stock				7/2014	7/2024	2,350,636		—	—
Cardinal Parent, Inc. and Packers Software Intermediate Holdings, Inc. (15)	Provider of software and technology-enabled content and analytical solutions to insurance brokers	First lien senior secured revolving loan	9.75%	Base Rate (Q)	3.50%	11/2020	11/2025		2.2	2.2	2.1	(2)(11)
		Second lien senior secured loan	11.40%	LIBOR (Q)	7.75%	11/2020	11/2028		64.3	64.3	61.5	(2)(11)
		Series A preferred shares	14.75% PIK	LIBOR (Q)	11.00%	11/2020		24,898		31.0	27.9	(2)
		Series A-2 preferred shares	14.75% PIK	LIBOR (Q)	11.00%	12/2020		8,963		11.0	9.9	(2)
		Series A-3 preferred shares	11.00% PIK			11/2021		11,952		13.2	11.8	(2)
										121.7	113.2
Community Brands ParentCo, LLC (15)	Software and payment services provider to non-profit institutions	First lien senior secured loan	8.88%	SOFR (M)	5.75%	2/2022	2/2028		10.7	10.7	10.4	(2)(11)
		Class A units				12/2016		500,000		5.0	7.0	(2)
										15.7	17.4
Conservice Midco, LLC	Provider of outsourced utility management software and billing solutions	Second lien senior secured loan	10.87%	LIBOR (M)	7.75%	5/2022	5/2028		—	—	—	(2)
Consilio Midco Limited, Compusoft US LLC, and Consilio Investment Holdings, L.P. (15)	Provider of sales software for the interior design industry	First lien senior secured loan	9.45%	SOFR (Q)	5.75%	6/2022	5/2028		11.7	11.7	11.5	(2)(6)(11)
		First lien senior secured loan	9.42%	SOFR (Q)	5.75%	5/2021	5/2028		15.0	15.0	14.7	(2)(6)(11)
		First lien senior secured loan	7.55%	Euribor (Q)	6.25%	11/2021	5/2028		24.7	28.4	24.2	(2)(6)
		First lien senior secured loan	9.45%	SOFR (Q)	5.75%	5/2021	5/2028		60.0	60.0	58.8	(2)(6)(11)
		Common units				5/2021		4,799,000		4.8	7.1	(2)(6)
		Series A common units				9/2022		23,340		0.2	—	(2)(6)
										120.1	116.3
CoreLogic, Inc. and T-VIII Celestial Co-Invest LP (15)	Provider of information, insight, analytics, software and other outsourced services primarily to the mortgage, real estate and insurance sectors	First lien senior secured loan	6.63%	LIBOR (M)	3.50%	6/2022	6/2028		4.1	3.3	3.3	(2)(11)
		Second lien senior secured loan	9.63%	LIBOR (M)	6.50%	6/2021	6/2029		155.7	155.7	132.3	(2)(11)
		Limited partnership units				4/2021		59,665,989		59.7	62.4	(2)
										218.7	198.0

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Cority Software Inc., Cority Software (USA) Inc., and Cority Parent, Inc. (15)	Provider of environmental, health and safety software to track compliance data	First lien senior secured loan	8.81%	SOFR (Q)	6.00%	9/2022	7/2026		16.5	16.5	16.5	(2)(6)(11)
		First lien senior secured loan	7.28%	LIBOR (Q)	5.00%	10/2019	7/2026		4.4	4.4	4.4	(2)(6)(11)
		First lien senior secured loan	9.28%	LIBOR (Q)	7.00%	9/2020	7/2026		1.1	1.1	1.1	(2)(6)(11)
		First lien senior secured loan	7.28%	LIBOR (Q)	5.00%	7/2019	7/2026		6.3	6.3	6.3	(2)(6)(11)
		Preferred equity	9.00% PIK			7/2019		198		0.3	0.6	(2)(6)
		Common equity				7/2019		190,143		—	—	(2)(6)
										28.6	28.9
Cornerstone OnDemand, Inc. and Sunshine Software Holdings, Inc. (16)	Provider of a cloud-based, SaaS platform for talent management	First lien senior secured revolving loan	6.21%	LIBOR (M)	3.50%	10/2021	10/2026		21.9	21.9	20.2	(2)(14)
		Second lien senior secured loan	9.62%	LIBOR (M)	6.50%	10/2021	10/2029		137.5	137.5	125.1	(2)(11)
		Series A preferred shares	10.50% PIK			10/2021		116,413		125.2	111.4	(2)
		Class A-1 common stock				10/2021		1,360,100		13.6	15.1	(2)
										298.2	271.8
Datix Bidco Limited	Global healthcare software company that provides software solutions for patient safety and risk management	First lien senior secured loan	6.01%	LIBOR (S)	4.50%	10/2019	4/2025		0.1	—	—	(2)(6)
Dcert Buyer, Inc., DCert Preferred Holdings, Inc. and Destiny Digital Holdings, L.P.	Provider of internet security tools and solutions	Second lien senior secured loan	9.90%	LIBOR (Q)	7.00%	5/2022	2/2029		8.8	8.2	8.5	(2)
		Series A preferred shares	10.50% PIK			5/2021		129,822		145.3	132.9	(2)
		Series A units				5/2021		817,194		13.3	12.4	(2)
										166.8	153.8
Denali Holdco LLC and Denali Apexco LP (15)	Provider of cybersecurity audit and assessment services	First lien senior secured loan	8.79%	LIBOR (Q)	5.50%	7/2022	9/2027		1.2	1.2	1.2	(2)(11)
		First lien senior secured loan	8.79%	LIBOR (Q)	5.50%	9/2021	9/2027		0.1	0.1	0.1	(2)(11)
		Class A units				2/2022		2,549,000		2.5	2.5	(2)
										3.8	3.8
Diligent Corporation and Diligent Preferred Issuer, Inc. (15)	Provider of secure SaaS solutions for board and leadership team documents	First lien senior secured revolving loan	8.49%	LIBOR (Q)	6.25%	8/2020	12/2022		1.1	1.1	1.1	(2)(11) (14)
		First lien senior secured loan	9.13%	LIBOR (Q)	6.25%	8/2020	8/2025		36.0	35.5	35.3	(2)(11)
		First lien senior secured loan	9.13%	LIBOR (Q)	6.25%	7/2021	8/2025		2.0	2.0	2.0	(2)(11)
		First lien senior secured loan	8.63%	LIBOR (Q)	5.75%	4/2021	8/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	8.63%	LIBOR (Q)	5.75%	3/2021	8/2025		0.1	0.1	0.1	(2)(11)
		Preferred stock	10.50% PIK			4/2021		13,140		15.0	14.3	(2)
										53.8	52.9
Drilling Info Holdings, Inc. and Titan DI Preferred Holdings, Inc.	SaaS based business analytics company focused on oil and gas industry	Second lien senior secured loan	11.37%	LIBOR (M)	8.25%	2/2020	7/2026		25.0	25.0	24.5	(2)
		Preferred stock	13.50% PIK			2/2020		29.53		41.0	40.6	(2)
										66.0	65.1

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
DS Admiral Bidco, LLC (15)	Tax return software provider for government institutions	First lien senior secured loan	8.56%	LIBOR (Q)	5.75%	3/2021	3/2028		0.1	0.1	0.1	(2)(11)
Dye & Durham Corporation (15)	Provider of cloud-based software and technology solutions for the legal industry	First lien senior secured loan	8.62%	CDOR (Q)	5.75%	12/2021	12/2027		39.2	42.2	39.2	(2)(6)(11)
Elemica Parent, Inc. & EZ Elemica Holdings, Inc. (15)	SaaS based supply chain management software provider focused on chemical markets	First lien senior secured revolving loan	8.57%	LIBOR (Q)	5.50%	9/2019	9/2025		3.1	3.1	3.0	(2)(11)
		First lien senior secured revolving loan	10.75%	Base Rate (Q)	4.50%	9/2019	9/2025		1.0	1.0	1.0	(11)
		First lien senior secured loan	9.01%	LIBOR (Q)	5.50%	9/2019	9/2025		61.5	61.5	60.3	(2)(11)
		First lien senior secured loan	8.79%	LIBOR (Q)	5.50%	12/2020	9/2025		5.8	5.8	5.6	(2)(11)
		Preferred equity				9/2019		4,599		4.6	6.0	(2)
										76.0	75.9
EP Purchaser, LLC and TPG VIII EP Co-Invest II, L.P.	Provider of entertainment workforce and production management solutions	Second lien senior secured loan	10.17%	LIBOR (Q)	6.50%	11/2021	11/2029		177.9	177.9	174.3	(2)(11)
		Partnership units				5/2019		5,034,483		3.2	11.6	(2)(6)
										181.1	185.9
EpiServer Inc. and Episerver Sweden Holdings AB (15)	Provider of web content management and digital commerce solutions	First lien senior secured loan	7.19%	Euribor (Q)	6.00%	3/2019	4/2026		5.2	5.9	5.1	(2)
		First lien senior secured loan	9.42%	LIBOR (Q)	5.75%	12/2021	4/2026		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	9.42%	LIBOR (Q)	5.75%	10/2018	4/2026		0.1	0.1	0.1	(2)(11)
										6.1	5.3
eResearch Technology, Inc. and Astorg VII Co-Invest ERT (15)	Provider of mission-critical, software-enabled clinical research solutions	Second lien senior secured loan	11.12%	LIBOR (M)	8.00%	4/2021	2/2028		30.6	29.7	29.1	(2)(11)
		Second lien senior secured loan	11.12%	LIBOR (M)	8.00%	2/2020	2/2028		17.2	16.9	16.3	(2)(11)
		Limited partnership interest				1/2020		3,988,000		4.5	3.2	(2)(6)
										51.1	48.6
ESHA Research, LLC and RMCF VI CIV XLVIII, L.P. (15)	Provider of nutritional information and software as a services (SaaS) compliance solutions	First lien senior secured loan	8.96%	SOFR (Q)	6.25%	6/2022	6/2028		6.8	6.8	6.7	(2)(11)
		Limited partner interests				6/2022		4,818,000		4.8	4.8
										11.6	11.5
Extrahop Networks, Inc. (15)	Provider of real-time wire data analytics solutions for application and infrastructure monitoring	First lien senior secured loan	11.17%	LIBOR (Q)	7.50%	7/2021	7/2027		16.6	16.6	16.6	(2)(11)
		First lien senior secured loan	11.17%	LIBOR (Q)	7.50%	7/2021	7/2027		3.0	3.0	3.0	(2)(11)
										19.6	19.6
First Insight, Inc.	Software company providing merchandising and pricing solutions to companies worldwide	Warrant to purchase units of Series C preferred stock				3/2014	3/2024	122,827		—	—

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
FM:Systems Group, LLC (15)	Provider of facilities and space management software solutions	First lien senior secured loan	9.13%	LIBOR (S)	5.75%	12/2019	12/2024		3.2	3.2	3.2	(2)(11)
		First lien senior secured loan	9.05%	LIBOR (Q)	5.75%	6/2021	12/2024		1.4	1.4	1.4	(2)(11)
										4.6	4.6
Forescout Technologies, Inc. (15)	Network access control solutions provider	First lien senior secured loan	13.13% PIK	LIBOR (Q)	9.50%	8/2020	8/2026		23.2	22.9	23.2	(2)(11)
		First lien senior secured loan	12.67% PIK	LIBOR (Q)	9.00%	7/2022	8/2026		12.3	12.3	12.3	(2)(11)
										35.2	35.5
Frontline Technologies Group Holding LLC, Frontline Technologies Blocker Buyer, Inc., Frontline Technologies Holdings, LLC and Frontline Technologies Parent, LLC	Provider of human capital management and SaaS-based software solutions to employees and administrators of K-12 school organizations	First lien senior secured loan	11.00%	Base Rate (Q)	4.75%	12/2020	9/2023		14.7	14.7	14.7	(2)(11)
		First lien senior secured loan	11.00%	Base Rate (Q)	4.75%	6/2021	9/2023		0.1	0.1	0.1	(2)(11)
		Class A preferred units	9.00% PIK			9/2017		4,574		6.7	7.2
		Class B common units				9/2017		499,050		—	8.4
										21.5	30.4
Genesis Acquisition Co. and Genesis Ultimate Holding Co. (15)	Child care management software and services provider	First lien senior secured revolving loan	7.92%	LIBOR (Q)	3.75%	7/2018	7/2024		1.5	1.5	1.5	(2)
		First lien senior secured loan	8.42%	LIBOR (Q)	4.25%	11/2021	7/2024		9.0	9.0	9.0	(2)(11)
		First lien senior secured loan	7.92%	LIBOR (Q)	3.75%	7/2018	7/2024		0.2	0.2	0.2	(2)
		Second lien senior secured loan	9.79%	LIBOR (Q)	7.50%	7/2018	7/2025		32.4	32.4	32.0	(2)
		Second lien senior secured loan	9.79%	LIBOR (Q)	7.50%	11/2021	7/2025		21.1	21.1	20.9	(2)(11)
		Second lien senior secured loan	9.79%	LIBOR (Q)	7.50%	6/2021	7/2025		7.5	7.5	7.4	(2)
		Class A common stock				7/2018		8.39		0.8	1.4	(2)
										72.5	72.4
GI Ranger Intermediate LLC (15)	Provider of payment processing services and software to healthcare providers	First lien senior secured revolving loan	9.70%	SOFR (Q)	6.00%	10/2021	10/2027		0.4	0.4	0.4	(2)(11)
		First lien senior secured loan	9.70%	SOFR (Q)	6.00%	10/2021	10/2028		40.2	40.2	39.8	(2)(11)
										40.6	40.2
GraphPAD Software, LLC, Insightful Science Intermediate I, LLC and Insightful Science Holdings, LLC (15)	Provider of data analysis, statistics, and visualization software solutions for scientific research applications	First lien senior secured loan	7.00%	LIBOR (A)	6.00%	12/2017	4/2027		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	9.17%	LIBOR (Q)	5.50%	11/2021	4/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	9.17%	LIBOR (Q)	5.50%	10/2021	4/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	8.31%	LIBOR (Q)	5.50%	4/2021	4/2027		0.1	0.1	0.1	(2)(11)
		Senior subordinated loan	10.50% PIK			4/2021	4/2032		43.5	43.5	41.6	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Preferred units	14.00% PIK			4/2021		1,828,644		57.5	57.5
										101.5	99.6
GSV PracticeTek Holdings, LLC	Software provider for medical practitioners	Class A units	8.00% PIK			3/2021		12,429,675		0.7	13.6	(2)
Heavy Construction Systems Specialists, LLC (15)	Provider of construction software	First lien senior secured loan	8.02%	LIBOR (M)	5.50%	11/2021	11/2028		0.1	0.1	0.1	(2)(11)
Huskies Parent, Inc., GI Insurity Parent LLC and GI Insurity TopCo LP (15)	Insurance software provider	First lien senior secured revolving loan	9.17%	LIBOR (Q)	5.50%	11/2021	11/2027		7.0	7.0	6.5	(2)(11)
		First lien senior secured loan	8.64%	LIBOR (Q)	5.50%	11/2021	11/2028		60.5	60.5	56.3	(2)(11)
		Senior subordinated loan	10.00% PIK			11/2021	11/2031		97.1	97.1	86.4	(2)
		Common units				11/2021		4,243,657		8.8	6.1	(2)
										173.4	155.3
IfByPhone Inc.	Voice-based marketing automation software provider	Warrant to purchase units of Series C preferred stock				10/2012	10/2022	124,300		0.1	—
Imprivata, Inc.	Provider of identity and access management solutions to the healthcare industry	Second lien senior secured loan	9.28%	SOFR (M)	6.25%	4/2022	12/2028		16.1	15.9	15.3	(2)(11)
Inmar, Inc.	Technology-driven solutions provider for retailers, wholesalers and manufacturers	Second lien senior secured loan	11.12%	LIBOR (M)	8.00%	4/2017	5/2025		28.3	28.1	27.7	(2)(11)
IQN Holding Corp. (15)	Provider of extended workforce management software	First lien senior secured loan	8.41%	SOFR (Q)	5.50%	5/2022	5/2029		23.6	23.6	23.3	(2)(11)
IV Rollover Holdings, LLC	Provider of cloud based IT solutions, infrastructure and services	Class B units				5/2017		170,490		—	—
		Class X units				5/2017		5,000,000		2.1	2.1	(2)
										2.1	2.1
Kaseya Inc. and Knockout Intermediate Holdings I Inc. (15)	Provider of cloud-based software and technology solutions for small and medium sized businesses	First lien senior secured loan	8.29%	SOFR (S)	5.75%	6/2022	6/2029		167.0	167.0	163.7	(2)(11)
		Preferred stock	11.75% PIK			6/2022		38,797		38.8	38.0	(2)
										205.8	201.7
LeanTaaS Holdings, Inc. (15)	Provider of SaaS tools to optimize healthcare asset utilization	First lien senior secured loan	11.05%	SOFR (Q)	7.50%	7/2022	7/2028		30.5	30.5	29.9	(2)(11)
Magnesium BorrowerCo, Inc. and Magnesium Co-Invest SCSp (15)	Cybersecurity solutions provider	First lien senior secured loan	8.70%	SOFR (Q)	5.75%	5/2022	5/2029		169.7	173.1	166.3	(2)(6)(11)
		Limited partnership interest				5/2022		3,974		38.8	40.4	(2)(6)
										211.9	206.7
Majesco and Magic Topco, L.P. (15)	Insurance software provider	First lien senior secured loan	10.93%	LIBOR (Q)	7.25%	9/2020	9/2027		30.4	30.4	30.4	(2)(11)
		Class A units	9.00% PIK			9/2020		2,539		3.0	3.5	(2)
		Class B units				9/2020		570,625		—	—
										33.4	33.9
Ministry Brands Holdings, LLC and RCP MB Investments B, L.P. (15)	Software and payment services provider to faith-based institutions	First lien senior secured revolving loan				12/2021	12/2027			—	—	(13)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	9.17%	LIBOR (Q)	5.50%	12/2021	12/2028		32.6	32.6	31.6	(2)(11)
		Limited partner interests				12/2021		9,574,000		9.6	9.1	(2)
										42.2	40.7
Mitchell International, Inc.	Provider of technology, connectivity, and information solutions to the property and casualty insurance industry	Second lien senior secured loan	9.57%	LIBOR (Q)	6.50%	10/2021	10/2029		91.2	90.4	85.2	(2)(11)(18)
MMIT Holdings, LLC (15)	Provider of market intelligence and analysis for the pharmaceutical industry	First lien senior secured revolving loan	9.50%	LIBOR (Q)	6.25%	9/2021	9/2027		0.8	0.8	0.8	(11)
		First lien senior secured loan	9.92%	LIBOR (Q)	6.25%	10/2021	9/2027		13.6	13.6	13.7	(2)(11)
		First lien senior secured loan	9.92%	LIBOR (Q)	6.25%	9/2021	9/2027		2.8	2.8	2.8	(2)(11)
										17.2	17.3
Moonraker AcquisitionCo LLC and Moonraker HoldCo LLC (15)	Leading technology solution provider for casing and auditioning to the entertainment industry	First lien senior secured loan	9.03%	SOFR (M)	6.00%	8/2022	8/2028		26.7	26.7	26.2	(2)(11)
		Class A units	8.00% PIK			8/2022		45,320		4.5	4.5
										31.2	30.7
MRI Software LLC (15)	Provider of real estate and investment management software	First lien senior secured loan	9.17%	LIBOR (Q)	5.50%	2/2020	2/2026		47.2	47.2	45.8	(11)
		First lien senior secured loan	9.17%	LIBOR (Q)	5.50%	8/2020	2/2026		15.4	15.4	14.9	(2)(11)
										62.6	60.7
OpenMarket Inc.	Provider of cloud-based mobile engagement platform	First lien senior secured loan	9.92%	LIBOR (Q)	6.25%	9/2021	9/2026		51.7	51.7	51.2	(2)(6)(11)
Paya, Inc and GTCR-Ultra Holdings LLC (15)	Provider of payment processing and merchant acquiring solutions	Class B units				8/2017		2,878,372		—	2.0	(2)
PayNearMe, Inc.	Electronic cash payment system provider	Warrant to purchase shares of Series E preferred stock				3/2016	3/2023	195,726		0.2	—
PDDS HoldCo, Inc. (15)	Provider of cloud-based dental practice management software	First lien senior secured loan	9.89%	SOFR (S)	6.75%	7/2022	7/2028		9.0	9.0	8.8	(2)(11)
PDI TA Holdings, Inc., Peachtree Parent, Inc. and Insight PDI Holdings, LLC (15)	Provider of enterprise management software for the convenience retail and petroleum wholesale market	First lien senior secured revolving loan	7.21%	LIBOR (Q)	4.50%	3/2019	10/2024		4.7	4.7	4.6	(2)(11)
		First lien senior secured loan	7.16%	LIBOR (M)	4.50%	3/2019	10/2024		53.1	53.1	52.0	(2)(11)
		Second lien senior secured loan	11.49%	LIBOR (Q)	8.50%	3/2019	10/2025		70.2	70.2	69.5	(2)(11)
		Second lien senior secured loan	11.49%	LIBOR (Q)	8.50%	4/2021	10/2025		8.7	8.7	8.7	(2)(11)
		Second lien senior secured loan	11.49%	LIBOR (Q)	8.50%	12/2020	10/2025		8.3	8.3	8.2	(2)(11)
		Second lien senior secured loan	11.49%	LIBOR (Q)	8.50%	12/2021	10/2025		7.2	7.2	7.1	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Series A preferred stock	13.25% PIK			3/2019		13,656		21.5	21.1	(2)
		Class A units				3/2019		2,062,493		2.1	2.8	(2)
										175.8	174.0
Pegasus Global Enterprise Holdings, LLC, Mekone Blocker Acquisition, Inc. and Mekone Parent, LLC (15)	Provider of plant maintenance and scheduling software	First lien senior secured loan	9.42%	LIBOR (Q)	5.75%	10/2020	5/2025		13.7	13.7	13.7	(2)(11)
		First lien senior secured loan	9.42%	LIBOR (Q)	5.75%	6/2020	5/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	8.92%	LIBOR (Q)	5.25%	5/2019	5/2025		0.2	0.2	0.2	(2)(11)
		Class A units				5/2019		5,000		5.0	15.1
										19.0	29.1
Perforce Software, Inc. (15)	Developer of software used for application development	First lien senior secured revolving loan				7/2019	7/2024			—	—
Petvisor Holdings, LLC (15)	Provider of veterinarian-focused SaaS solutions	First lien senior secured loan	7.43%	SOFR (S)	5.50%	6/2022	6/2028		19.0	19.0	18.6	(2)(11)
Pluralsight, Inc. (15)	Online education learning platform	First lien senior secured loan	10.68%	LIBOR (M)	8.00%	4/2021	4/2027		106.2	106.2	106.2	(2)(11)
Poplicus Incorporated	Business intelligence and market analytics platform for companies that sell to the public sector	Warrant to purchase shares of Series C preferred stock				6/2015	6/2025	2,402,991		0.1	—
ProfitSolv Purchaser, Inc. and PS Co-Invest, L.P. (15)	Provider of practice management software to law firms	First lien senior secured loan	9.17%	LIBOR (Q)	5.50%	3/2021	3/2027		5.5	5.5	5.5	(2)(11)
		Limited partnership units				3/2021		1,624,000		1.6	1.5	(2)
										7.1	7.0
Project Alpha Intermediate Holding, Inc. and Qlik Parent, Inc.	Provider of data visualization software for data analytics	First lien senior secured loan	7.12%	LIBOR (M)	4.00%	6/2022	4/2024		2.9	2.8	2.7	(2)(18)
		Class A common stock				8/2016		7,445		7.4	13.4	(2)
		Class B common stock				8/2016		1,841,609		0.1	0.1	(2)
										10.3	16.2
Project Essential Bidco, Inc. and Project Essential Super Parent, Inc. (15)	Saas provider of automated crew callout and scheduling software for the utility industry	First lien senior secured loan	6.75%	LIBOR (S)	5.75%	4/2021	4/2028		36.3	36.3	34.8	(2)(11)
		Preferred shares	13.25% PIK	LIBOR (Q)	9.50%	4/2021		26,436		30.9	29.4	(2)
										67.2	64.2
Project Potter Buyer, LLC and Project Potter Parent, L.P. (15)	Software solutions provider to the ready-mix concrete industry	First lien senior secured revolving loan	10.27%	LIBOR (M)	7.75%	4/2020	4/2026		2.1	2.1	2.1	(2)(11)(14)
		First lien senior secured loan	10.28%	LIBOR (M)	7.75%	4/2020	4/2027		43.8	43.8	43.8	(2)(11)
		First lien senior secured loan	10.78%	LIBOR (M)	7.75%	11/2020	4/2027		19.2	19.2	19.2	(2)(11)
		First lien senior secured loan	10.78%	LIBOR (M)	7.75%	10/2020	4/2027		12.8	12.8	12.8	(2)(11)
		Class B units				4/2020		588,636		—	5.1	(2)
										77.9	83.0
Proofpoint, Inc. (15)	Cybersecurity solutions provider	First lien senior secured loan	6.32%	LIBOR (Q)	3.25%	6/2021	8/2028		1.0	0.9	0.9	(2)(11)(18)
		Second lien senior secured loan	9.32%	LIBOR (Q)	6.25%	6/2021	8/2029		34.6	34.5	34.6	(2)(11)
										35.4	35.5

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
QF Holdings, Inc. (15)	SaaS based electronic health record software provider	First lien senior secured loan	8.76%	LIBOR (Q)	6.25%	12/2021	12/2027		8.1	8.1	8.1	(2)(11)
		First lien senior secured loan	10.43%	LIBOR (Q)	6.25%	9/2019	12/2027		6.8	6.8	6.8	(2)(11)
										14.9	14.9
Raptor Technologies, LLC, Sycamore Bidco LTD and Rocket Parent, LLC (15)	Provider of SaaS-based safety and security software to the K-12 school market	First lien senior secured loan	8.92%	LIBOR (Q)	6.00%	10/2021	10/2028		8.5	8.5	8.4	(2)(6)(11)
		Class A common units				12/2018		2,880,582		3.5	5.4
										12.0	13.8
RealPage, Inc.	Provider of enterprise software solutions to the residential real estate industry	Second lien senior secured loan	9.62%	LIBOR (M)	6.50%	4/2021	4/2029		84.1	83.0	83.2	(2)(11)
Regent Education, Inc.	Provider of software solutions designed to optimize the financial aid and enrollment processes	Warrant to purchase units of common stock				12/2016	12/2026	5,393,194		—	—
		Warrant to purchase units of common stock				12/2016	12/2026	987		—	—
										—	—
Relativity ODA LLC (15)	Electronic discovery document review software platform for use in litigations and investigations	First lien senior secured loan	10.59% (4.00% PIK)	LIBOR (M)	8.00%	5/2021	5/2027		21.9	21.9	21.9	(2)(11)
Revalize, Inc. (15)	Develops and operates software providing configuration, price and quote capabilities for sales teams	First lien senior secured revolving loan	9.19%	LIBOR (Q)	5.75%	5/2022	4/2027		0.9	0.9	0.9	(2)(11)
		First lien senior secured loan	9.42%	LIBOR (Q)	5.75%	5/2022	4/2027		0.7	0.7	0.6	(2)(11)
										1.6	1.5
RMS HoldCo II, LLC & RMS Group Holdings, Inc. (15)	Developer of revenue cycle management solutions, process automation, analytics and integration for the healthcare industry	First lien senior secured loan	9.95%	SOFR (Q)	6.25%	8/2022	12/2027		40.2	40.2	39.4	(2)(11)
		First lien senior secured loan	9.42%	LIBOR (Q)	5.75%	12/2021	12/2027		0.1	0.1	0.1	(2)(11)
		Class A common stock				12/2021		464.90		4.6	5.5	(2)
										44.9	45.0
Smarsh Inc. and Skywalker TopCo, LLC (15)	SaaS based communication archival service provider	First lien senior secured loan	10.05%	SOFR (Q)	6.50%	2/2022	2/2029		10.6	10.6	10.5	(2)(11)
		Common units				11/2020		1,742,623		6.3	8.4	(2)
										16.9	18.9
SocialFlow, Inc.	Social media optimization platform provider	Warrant to purchase units of Series C preferred stock				1/2016	1/2026	215,331		—	—
Sophia, L.P.	Provider of ERP software and services for higher education institutions	Second lien senior secured loan	11.67%	LIBOR (Q)	8.00%	10/2020	10/2028		105.9	105.9	103.8	(2)(11)
SoundCloud Limited	Platform for receiving, sending, and distributing music	Common stock				8/2017		73,422		0.4	0.7	(2)(6)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Spirit RR Holdings, Inc. and Winterfell Co-Invest SCSp (15)	Provider of data, analytics, news, and workflow tools to customers in the counter-cyclical distressed debt space	First lien senior secured loan	9.38%	SOFR (M)	6.50%	9/2022	9/2028		11.4	11.4	11.2	(2)(11)
		Limited partner interests				9/2022		982		10.0	9.8	(2)
										21.4	21.0
Stamps.com Inc.	Provider of mailing and shipping solutions	First lien senior secured loan	8.38%	LIBOR (M)	5.75%	10/2021	10/2028		147.1	147.1	142.7	(2)(11)
Storable, Inc. and EQT IX Co-Investment (E) SCSP	PMS solutions and web services for the self-storage industry	Second lien senior secured loan	9.33%	LIBOR (S)	6.75%	4/2021	4/2029		42.8	42.8	41.1	(2)(11)
		Second lien senior secured loan	9.33%	SOFR (S)	6.75%	3/2022	4/2029		10.3	10.3	9.9	(2)(11)
		Limited partnership interests				4/2021		614,950		6.2	7.2	(2)(6)
										59.3	58.2
Sundance Group Holdings, Inc. (15)	Provider of cloud-based document management and collaboration solutions	First lien senior secured revolving loan	9.40%	LIBOR (Q)	6.25%	7/2021	7/2027		2.0	2.0	2.0	(2)(11)
		First lien senior secured loan	8.54%	LIBOR (Q)	6.25%	7/2021	7/2027		15.4	15.2	15.3	(2)(11)
										17.2	17.3
Tamarack Intermediate, L.L.C. and Tamarack Parent, L.L.C. (15)	Provider of environment, health, safety, and sustainability software	First lien senior secured loan	9.23%	SOFR (S)	5.50%	3/2022	3/2028		35.2	35.2	34.9	(11)
		Class A-2 units				3/2022		4,849		4.8	5.4
										40.0	40.3
TCP Hawker Intermediate LLC (15)	Workforce management solutions provider	First lien senior secured revolving loan	8.09%	LIBOR (Q)	5.50%	8/2019	8/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	9.18%	LIBOR (Q)	5.50%	8/2019	8/2026		34.6	34.6	34.2	(2)(11)
		First lien senior secured loan	9.17%	LIBOR (Q)	5.50%	12/2020	8/2026		6.5	6.5	6.5	(2)(11)
										41.2	40.8
The Ultimate Software Group, Inc. and H&F Unite Partners, L.P. (15)	Provider of cloud based HCM solutions for businesses	First lien senior secured revolving loan	6.87%	LIBOR (M)	3.75%	5/2019	5/2024		0.9	0.9	0.9	(2)(6)(14)
		Limited partnership interests				5/2019		12,583,556		12.6	13.5	(2)(6)
										13.5	14.4
TibCo Software Inc., Picard Parent, Inc., Picard MidCo, Inc., Picard HoldCo, LLC and Elliott Alto Co-Investor Aggregator L.P. (15)	Provider of server, application and desktop virtualization, networking, software as a service, and cloud computing technologies	Senior secured notes	6.50%			9/2022	3/2029		88.9	86.4	75.0	(2)(18)
		First lien senior secured loan	8.05%	SOFR (Q)	4.50%	9/2022	3/2029		10.9	10.4	9.7	(2)(11)(18)
		Second lien senior secured loan	12.05%	SOFR (Q)	8.50%	9/2022	9/2029		85.3	83.9	70.8	(2)(11)
		Series A preferred stock	15.55% PIK	SOFR (Q)	12.00%	9/2022		141,928		137.8	134.8	(2)
		Limited partnership interests				9/2022		12,250,000		12.3	10.9	(2)
										330.8	301.2
Verscend Holding Corp. (15)	Healthcare analytics solutions provider	First lien senior secured revolving loan				8/2018	8/2023			—	—	(13)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
WebPT, Inc. (15)	Electronic medical record software provider	First lien senior secured revolving loan	8.38%	LIBOR (S)	6.75%	8/2019	1/2028		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	9.82%	LIBOR (Q)	6.75%	8/2019	1/2028		48.1	48.1	48.1	(2)(11)
										48.3	48.3
Wellness AcquisitionCo, Inc. (15)	Provider of retail consumer insights and analytics for manufacturers and retailers in the natural, organic and specialty products industry	First lien senior secured revolving loan				1/2021	1/2027			—	—	(13)
		First lien senior secured loan	8.62%	LIBOR (M)	5.50%	1/2021	1/2027		0.1	0.1	0.1	(2)(11)
										0.1	0.1
WorkWave Intermediate II, LLC (15)	Provider of cloud-based field services and fleet management solutions	First lien senior secured loan	10.90% PIK	SOFR (Q)	7.25%	6/2021	6/2027		65.6	65.6	65.6	(2)(11)

										4,924.8	4,816.4		51.05%
Diversified Financials
BCC Blueprint Holdings I, LLC and BCC Blueprint Investments, LLC	Provider of comprehensive suite of investment management and wealth planning solutions	First lien senior secured loan	9.54%	LIBOR (Q)	6.25%	9/2021	9/2027		0.2	0.2	0.2	(2)(11)
		Senior subordinated loan	10.05% PIK			9/2021	9/2026		4.9	4.9	4.9	(2)
		Common units				9/2021		4,497,860		4.5	3.8	(2)
										9.6	8.9
Beacon Pointe Harmony, LLC (15)	Provider of comprehensive wealth management services	First lien senior secured loan	8.37%	LIBOR (M)	5.25%	12/2021	12/2028		16.6	16.6	16.4	(2)(6)(11)
Convera International Holdings Limited and Convera International Financial S.A R.L. (15)	Provider of B2B international payment and FX risk management solutions	First lien senior secured loan	9.30%	SOFR (Q)	5.75%	3/2022	3/2028		63.0	63.0	63.0	(2)(6)(11)
CrossCountry Mortgage, LLC (15)	Mortgage company originating loans in the retail and consumer direct channels	First lien senior secured loan	10.07%	LIBOR (Q)	7.00%	11/2021	11/2027		93.8	93.8	92.8	(2)(11)
DFC Global Facility Borrower III LLC (15)	Non-bank provider of alternative financial services	First lien senior secured revolving loan	10.06%	LIBOR (M)	7.50%	6/2021	6/2026		152.0	169.4	152.0	(2)(6)(9)(11)
eCapital Finance Corp.	Consolidator of commercial finance businesses	Senior subordinated loan	10.36%	SOFR (M)	7.75%	4/2022	12/2025		55.8	55.8	55.2	(2)(11)
		Senior subordinated loan	10.36%	SOFR (M)	7.75%	1/2020	12/2025		56.0	56.0	55.4	(2)(11)
		Senior subordinated loan	10.36%	LIBOR (M)	7.75%	1/2022	12/2025		24.3	24.3	24.1	(2)(11)
		Senior subordinated loan	10.36%	SOFR (M)	7.75%	11/2020	12/2025		5.4	5.4	5.3	(2)(11)
										141.5	140.0
EP Wealth Advisors, LLC (15)	Wealth management and financial planning firm	First lien senior secured revolving loan	8.17%	LIBOR (Q)	4.50%	9/2020	9/2026		0.7	0.7	0.7	(2)(11)
		First lien senior secured loan	7.93%	LIBOR (Q)	4.50%	11/2021	9/2026		1.5	1.5	1.5	(2)(11)
		First lien senior secured loan	8.17%	LIBOR (Q)	4.50%	9/2020	9/2026		0.2	0.2	0.2	(2)(11)
										2.4	2.4

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Green Street Parent, LLC and Green Street Intermediate Holdings, LLC (15)	Provider of REIT research data and analytics	First lien senior secured loan	8.62%	LIBOR (M)	5.50%	12/2021	8/2026		0.1	0.1	0.1	(2)(11)
HighTower Holding, LLC	Provider of investment, financial and retirement planning services	Senior subordinated loan	6.75%			6/2022	4/2029		8.1	6.7	6.6	(2)(6)(18)
Ivy Hill Asset Management, L.P. (5)	Asset management services	Senior subordinated loan	9.56%	SOFR (Q)	6.50%	2/2018	5/2023		436.1	436.1	436.1	(6)(11)
		Member interest				6/2009		100.00%		1,372.5	1,522.1	(6)
										1,808.6	1,958.2
Javlin Three LLC, Javlin Four LLC, and Javlin Five LLC	Asset-backed financial services company	First lien senior secured loan				6/2014	11/2018		15.4	12.4	—	(2)(6)(10)
Joyce Lane Capital LLC and Joyce Lane Financing SPV LLC (fka Ciena Capital LLC) (5)	Specialty finance company	Equity interests				11/2010				—	—	(6)
Lido Advisors, LLC (15)	Wealth management and financial planning firm	First lien senior secured revolving loan	7.44%	LIBOR (M)	4.50%	6/2021	6/2027		0.2	0.2	0.2	(11)
LS DE LLC and LM LSQ Investors LLC	Asset based lender	Senior subordinated loan	10.50%			6/2017	6/2021		3.0	3.0	3.0	(2)(6)
		Senior subordinated loan	10.50%			6/2015	3/2024		37.0	37.0	37.0	(2)(6)
		Membership units				6/2015		3,275,000		3.3	3.2	(6)
										43.3	43.2
Monica Holdco (US) Inc. (15)	Investment technology and advisory firm	First lien senior secured revolving loan				1/2021	1/2026			—	—	(13)
		First lien senior secured loan	9.92%	LIBOR (Q)	6.25%	1/2021	1/2028		2.6	2.6	2.6	(2)(11)
										2.6	2.6
Priority Holdings, LLC and Priority Technology Holdings, Inc.	Provider of merchant acquiring and payment processing solutions	First lien senior secured loan	8.27%	LIBOR (Q)	5.75%	4/2021	4/2027		6.7	6.7	6.5	(2)(6)(11)
		Senior preferred stock	15.75% (7.00% PIK)	LIBOR (Q)	12.00%	4/2021		65,761		68.0	72.0	(2)(6)
		Warrant to purchase units of common stock				4/2021	4/2031	527,226		4.0	2.4	(2)(6)
										78.7	80.9
Rialto Management Group, LLC (15)	Investment and asset management platform focused on real estate	First lien senior secured revolving loan				11/2018	12/2025			—	—	(6)(13)
		First lien senior secured loan	8.62%	LIBOR (M)	5.50%	11/2018	12/2025		0.3	0.3	0.3	(2)(6)(11)
		First lien senior secured loan	8.62%	LIBOR (M)	5.50%	12/2021	12/2025		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	8.62%	LIBOR (M)	5.50%	4/2021	12/2025		0.1	0.1	0.1	(2)(6)(11)
										0.5	0.5
TA/WEG Holdings, LLC (15)	Wealth management and financial planning firm	First lien senior secured revolving loan				10/2019	10/2027			—	—	(13)
		First lien senior secured loan	8.45%	LIBOR (S)	6.00%	8/2021	10/2027		1.6	1.6	1.6	(2)(11)
		First lien senior secured loan	8.02%	LIBOR (S)	6.00%	6/2021	3/2023		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	9.31%	LIBOR (S)	6.00%	11/2020	10/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	7.57%	LIBOR (S)	6.00%	10/2019	10/2027		0.1	0.1	0.1	(2)(11)
										1.9	1.9

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
The Edelman Financial Center, LLC	Provider of investment, financial and retirement planning services	Second lien senior secured loan	9.87%	LIBOR (Q)	6.75%	9/2022	7/2026		5.4	4.7	4.8	(2)(6)
The Mather Group, LLC, TVG-TMG Topco, Inc., and TVG-TMG Holdings, LLC (15)	Provider of comprehensive wealth management services	First lien senior secured loan	8.41%	SOFR (S)	5.75%	3/2022	3/2028		3.3	3.3	3.3	(2)(6)(11)
		Senior subordinated loan	12.00% PIK			3/2022	3/2029		2.9	2.9	2.8	(2)(6)
		Series A preferred units				3/2022		7,199		7.2	7.2	(2)(6)
		Common units				3/2022		7,199		—	—	(6)
										13.4	13.3
The Ultimus Group Midco, LLC, The Ultimus Group, LLC, and The Ultimus Group Aggregator, LP (15)	Provider of asset-servicing capabilities for fund managers	First lien senior secured loan	8.17%	LIBOR (Q)	4.50%	2/2019	2/2026		37.5	37.5	37.1	(2)(11)
		Class A units				9/2019		1,443		1.6	2.4
		Class A units				2/2019		245		0.2	—
		Class B units				2/2019		245,194		—	—
		Class B units				2/2019		2,167,424		—	—
										39.3	39.5
WA Asset Management, LLC (15)	Wealth management and financial planning firm	First lien senior secured loan	9.20%	SOFR (Q)	5.50%	3/2022	3/2028		4.0	4.0	4.0	(2)(6)(11)

										2,512.7	2,631.3		27.89%
Health Care Services
Absolute Dental Group LLC and Absolute Dental Equity, LLC (5)(15)	Dental services provider	First lien senior secured revolving loan	14.25% (5.00% PIK)	Base Rate (Q)	8.00%	6/2021	6/2024		1.7	1.7	1.7	(2)(11)
		First lien senior secured loan	12.68% (5.00% PIK)	LIBOR (Q)	9.00%	6/2021	6/2024		51.4	51.4	51.4	(2)(11)
		Class A common units				6/2021		7,617,280		4.7	14.3	(2)
										57.8	67.4
ADG, LLC and RC IV GEDC Investor LLC (15)	Dental services provider	First lien senior secured revolving loan	7.81% (0.50% PIK)	LIBOR (Q)	5.25%	9/2016	10/2022		9.0	9.0	8.7	(2)(11)
		First lien senior secured revolving loan	10.00% (0.50% PIK)	Base Rate (Q)	3.75%	9/2016	10/2022		3.9	3.9	3.8	(2)(11)
		Second lien senior secured loan	6.56% PIK	LIBOR (M)	3.44%	9/2016	3/2024		125.6	103.6	106.8	(2)
		Membership units				9/2016		3,000,000		3.0	—
										119.5	119.3
Advarra Holdings, Inc. (15)	Provider of central institutional review boards over clinical trials	First lien senior secured loan	8.12%	SOFR (Q)	5.75%	8/2022	8/2029		4.1	4.1	4.0	(2)(11)
AHR Funding Holdings, Inc. and AHR Parent Holdings, LP	Provider of Revenue Cycle Management solutions to hospitals	Series A preferred shares	12.75% PIK			7/2022	7/2028	35,000		35.8	35.5	(2)
		Preferred units	8.00% PIK			7/2022		9,900		10.0	9.9	(2)
		Class B common units				7/2022		100,000		0.1	0.1	(2)
										45.9	45.5
AthenaHealth Group Inc., Minerva Holdco, Inc. and BCPE Co-Invest (A), LP (15)	Revenue cycle management provider to the physician practices and acute care hospitals	Series A preferred stock	10.75% PIK			2/2022		198,504		212.3	197.4	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Class A units				2/2022		10,487,950		10.5	10.2	(2)
										222.8	207.6
BAART Programs, Inc., MedMark Services, Inc., and Canadian Addiction Treatment Centres LP (15)	Opiod treatment provider	First lien senior secured loan	7.83%	LIBOR (M)	5.00%	5/2022	6/2027		6.0	6.4	6.0	(2)(11)
Bambino Group Holdings, LLC	Dental services provider	Class A preferred units				12/2016		1,000,000		1.1	1.2	(2)
CCS-CMGC Holdings, Inc. (15)	Correctional facility healthcare operator	First lien senior secured revolving loan				9/2018				—	—	(13)
		First lien senior secured loan	8.62%	LIBOR (M)	5.50%	9/2018	10/2025		33.7	33.6	31.1	(2)(18)
										33.6	31.1
Center for Autism and Related Disorders, LLC (15)	Autism treatment and services provider specializing in applied behavior analysis therapy	First lien senior secured revolving loan				11/2018	11/2023		6.8	6.9	3.4	(2)(10)(14)
		First lien senior secured revolving loan				1/2022	11/2023		0.2	0.2	0.1	(2)(10)
										7.1	3.5
Comprehensive EyeCare Partners, LLC (15)	Vision care practice management company	First lien senior secured revolving loan	9.30%	LIBOR (Q)	5.75%	2/2018	2/2024		0.3	0.3	0.3	(2)(11)
		First lien senior secured loan	9.30%	LIBOR (Q)	5.75%	2/2018	2/2024		0.3	0.3	0.3	(2)(11)
										0.6	0.6
Convey Health Solutions, Inc.	Healthcare workforce management software provider	First lien senior secured loan	7.87%	LIBOR (M)	4.75%	9/2019	9/2026		2.7	2.7	2.7	(2)(6)(11)
		First lien senior secured loan	7.87%	LIBOR (M)	4.75%	2/2022	9/2026		0.1	0.1	0.1	(2)(6)(11)
										2.8	2.8
Crown CT Parent Inc., Crown CT HoldCo Inc. and Crown CT Management LLC (15)	Provider of medical devices and services for the treatment of positional plagiocephaly	First lien senior secured loan	8.67%	LIBOR (Q)	5.50%	3/2022	3/2029		24.6	24.6	24.6	(2)(11)
		Class A shares				3/2022		176		1.8	2.0	(2)
		Common units				3/2022		28		0.3	0.3	(2)
										26.7	26.9
CVP Holdco, Inc. and OMERS Wildcats Investment Holdings LLC (15)	Veterinary hospital operator	First lien senior secured revolving loan				10/2019	10/2024			—	—	(13)
		First lien senior secured loan	8.87%	LIBOR (M)	5.75%	10/2019	10/2025		39.0	39.0	39.0	(2)(11)
		First lien senior secured loan	8.86%	LIBOR (M)	5.75%	1/2022	10/2025		26.6	26.6	26.6	(2)(11)
		First lien senior secured loan	8.87%	LIBOR (M)	5.75%	4/2021	10/2025		0.1	0.1	0.1	(2)(11)
		Common stock				10/2019		36,254		11.9	17.8	(2)
										77.6	83.5
Ensemble RCM, LLC	Provider of technology-enabled revenue cycle management services to the health care industry	First lien senior secured loan	7.81%	LIBOR (Q)	5.00%	4/2022	8/2026		2.5	2.5	2.5	(11)
Evolent Health LLC	Medical technology company focused on value based care services and payment solutions	First lien senior secured loan	9.20%	SOFR (Q)	5.50%	8/2022	8/2027		7.8	7.8	7.7	(2)(6)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Explorer Investor, Inc (15)	Provider of outsourced employee staffing services to the life sciences and healthcare industries	First lien senior secured loan	9.03%	SOFR (M)	6.00%	6/2022	6/2029		1.2	1.1	1.1	(2)(11)
GHX Ultimate Parent Corporation, Commerce Parent, Inc. and Commerce Topco, LLC (15)	On-demand supply chain automation solutions provider to the healthcare industry	Second lien senior secured loan	9.63%	LIBOR (Q)	6.75%	5/2021	5/2029		114.1	114.1	110.7	(2)(11)
		Class A units				6/2017		14,853,569		15.7	28.5	(2)
										129.8	139.2
Global Medical Response, Inc. and GMR Buyer Corp.	Emergency air medical services provider	First lien senior secured loan	7.37%	LIBOR (M)	4.25%	6/2022	3/2025		10.8	10.1	9.3	(2)(11)(18)
		First lien senior secured loan	6.81%	LIBOR (Q)	4.25%	6/2022	10/2025		25.2	23.3	21.8	(2)(11)(18)
		Second lien senior secured loan	9.76%	LIBOR (M)	6.75%	12/2021	12/2029		95.4	95.4	83.0	(2)(11)
		Warrant to purchase units of common stock				3/2018	3/2028	115,733		0.9	2.2	(2)
		Warrant to purchase units of common stock				12/2021	12/2031	1,926.57		0.1	—	(2)
										129.8	116.3
HealthEdge Software, Inc. (15)	Provider of financial, administrative and clinical software platforms to the healthcare industry	First lien senior secured revolving loan				12/2021	4/2026			—	—	(13)
		First lien senior secured loan	10.48%	LIBOR (Q)	7.00%	12/2021	4/2026		84.8	84.8	84.8	(2)(11)
										84.8	84.8
Honor Technology, Inc.	Nursing and home care provider	First lien senior secured loan	12.63%	LIBOR (M)	10.00%	8/2021	8/2026		2.5	2.4	2.4	(2)(11)
		Warrant to purchase units of series D-2 preferred stock				8/2021	8/2031	133,333		0.1	—	(2)
										2.5	2.4
JDC Healthcare Management, LLC (15)	Dental services provider	First lien senior secured revolving loan				4/2017	4/2024		4.7	3.7	2.6	(2)(10)
		First lien senior secured loan				4/2017	4/2024		39.7	31.4	22.2	(2)(10)
										35.1	24.8
KBHS Acquisition, LLC (d/b/a Alita Care, LLC) (15)	Provider of behavioral health services	First lien senior secured revolving loan	7.88% (1.00% PIK)	LIBOR (M)	5.00%	3/2017	3/2024		1.8	1.8	1.8	(2)(11)
Lifescan Global Corporation	Provider of blood glucose monitoring systems for home and hospital use	First lien senior secured loan	8.29%	LIBOR (Q)	6.00%	5/2022	10/2024		14.7	14.0	12.3	(2)
		Second lien senior secured loan	11.79%	LIBOR (Q)	9.50%	5/2022	10/2025		0.2	0.2	0.2	(2)
										14.2	12.5
Medline Borrower, LP (15)	Manufacturer and distributor of medical supplies	First lien senior secured revolving loan				10/2021	10/2026			—	—	(13)
Napa Management Services Corporation and ASP NAPA Holdings, LLC	Anesthesia management services provider	Senior preferred units	8.00% PIK			6/2020		5,320		0.3	0.3	(2)
		Preferred units	15.00% PIK			6/2020		1,842		0.2	0.2	(2)
		Class A units				4/2016		25,277		2.5	4.4	(2)
										3.0	4.9
National Spine and Pain Centers, LLC	Acute and chronic pain treatment provider	First lien senior secured loan	7.31%	LIBOR (Q)	4.50%	5/2022	6/2024		—	—	—	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
NMN Holdings III Corp. and NMN Holdings LP (15)	Provider of complex rehabilitation technology solutions for patients with mobility loss	First lien senior secured revolving loan	9.00%	Base Rate (Q)	2.75%	11/2018	11/2023		2.0	2.0	1.9	(2)(14)
		Partnership units				11/2018		30,000		3.0	2.5	(2)
										5.0	4.4
Olympia Acquisition, Inc., Olympia TopCo, L.P., and Asclepius Holdings LLC (5)(15)	Behavioral health and special education platform provider	First lien senior secured loan	12.13% PIK	SOFR (M)	9.00%	9/2019	2/2027		49.3	49.3	45.3	(11)
		First lien senior secured loan	12.13% PIK	SOFR (M)	9.00%	2/2022	2/2027		3.5	3.5	3.3	(2)(11)
		Preferred stock				2/2022		7,983		3.1	—
		Preferred units				7/2021	4/2024	417,189		0.3	—
		Common units				2/2022		7,584		—	—
		Class A common units				9/2019		9,549,000		9.5	—
										65.7	48.6
OMH-HealthEdge Holdings, LLC	Revenue cycle management provider to the healthcare industry	First lien senior secured loan	10.02%	LIBOR (S)	5.25%	10/2019	10/2025		25.9	25.9	25.9	(2)(11)
		First lien senior secured loan	10.02%	LIBOR (S)	5.25%	3/2021	10/2025		15.3	15.3	15.3	(2)(11)
		First lien senior secured loan	9.42%	LIBOR (Q)	5.25%	3/2022	10/2025		0.1	0.1	0.1	(2)(11)
										41.3	41.3
Pathway Vet Alliance LLC and Jedi Group Holdings LLC (15)	Veterinary hospital operator	First lien senior secured revolving loan				3/2020	3/2025			—	—	(13)
		Second lien senior secured loan	10.87%	LIBOR (M)	7.75%	3/2020	3/2028		76.3	76.3	72.5	(2)(11)
		Class R common units				3/2020		6,004,768		6.0	6.5	(2)
										82.3	79.0
PetVet Care Centers, LLC	Veterinary hospital operator	First lien senior secured loan	8.13%	SOFR (M)	5.00%	6/2022	2/2025		5.3	5.1	5.3	(2)(11)
Premise Health Holding Corp. and OMERS Bluejay Investment Holdings LP (15)	Provider of employer-sponsored onsite health and wellness clinics and pharmacies	First lien senior secured revolving loan				7/2018	4/2025			—	—	(13)
		First lien senior secured loan	7.92%	LIBOR (Q)	3.75%	7/2018	7/2025		8.6	8.6	8.2	(2)(11)
		Second lien senior secured loan	11.67%	LIBOR (Q)	7.50%	7/2018	7/2026		67.1	66.8	65.1	(2)
		Class A units				7/2018		9,775		9.8	13.8	(2)
										85.2	87.1
Project Ruby Ultimate Parent Corp.	Provider of care coordination and transition management software solutions	Second lien senior secured loan	9.62%	LIBOR (M)	6.50%	3/2021	3/2029		193.1	193.1	185.3	(2)(11)
RTI Surgical, Inc. and Pioneer Surgical Technology, Inc. (15)	Manufacturer of biologic, metal and synthetic implants/devices	First lien senior secured revolving loan	9.57%	LIBOR (M)	6.75%	7/2020	7/2026		9.8	9.8	9.6	(2)(11)
		First lien senior secured loan	10.02%	LIBOR (Q)	6.75%	7/2020	7/2026		22.6	22.6	22.1	(2)(11)
										32.4	31.7
SiroMed Physician Services, Inc. and SiroMed Equity Holdings, LLC (15)	Outsourced anesthesia provider	First lien senior secured loan	8.43%	LIBOR (Q)	4.75%	3/2018	3/2024		10.3	10.3	10.3	(2)(11)
		Common units				3/2018		684,854		4.8	1.1	(2)
										15.1	11.4

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
SM Wellness Holdings, Inc. and SM Holdco, Inc. (15)	Breast cancer screening provider	Series A units				8/2018		8,041		8.0	0.1	(2)
		Series B units				8/2018		804,142		—	9.7	(2)
										8.0	9.8
SOC Telemed, Inc. and PSC Spark Holdings, LP (15)	Provider of acute care telemedicine	First lien senior secured loan	11.31% PIK	SOFR (M)	7.50%	8/2022	8/2027		59.4	54.8	54.7	(2)(11)
		Class A-2 units				8/2022		4,812		4.9	4.8	(2)
		Warrant to purchase Class A-2 units				8/2022	8/2028	6,118		4.7	4.7	(2)
										64.4	64.2
Symplr Software Inc. and Symplr Software Intermediate Holdings, Inc. (15)	SaaS based healthcare compliance platform provider	First lien senior secured revolving loan	9.00%	Base Rate (Q)	2.75%	12/2020	12/2025		3.0	3.0	2.9	(2)
		First lien senior secured loan	7.63%	SOFR (M)	4.50%	2/2022	12/2027		12.4	12.4	11.8	(2)(11)
		Second lien senior secured loan	9.93%	LIBOR (Q)	7.88%	12/2020	12/2028		76.2	76.2	72.4	(2)(11)
		Series C-1 preferred shares	11.00%PIK			6/2021		75,939		92.3	84.0	(2)
		Series C-2 preferred shares	11.00% PIK			6/2021		40,115		46.2	42.0	(2)
		Series C-3 preferred shares	11.00% PIK			10/2021		16,201		18.0	16.4	(2)
										248.1	229.5
Synergy HomeCare Franchising, LLC and NP/Synergy Holdings, LLC (15)	Franchisor of private-pay home care for the elderly	First lien senior secured loan	9.42%	LIBOR (Q)	5.75%	4/2018	4/2026		13.1	13.1	13.1	(2)(11)
		Common units				4/2018		550		0.5	0.9
										13.6	14.0
Tempus Labs, Inc.	Provider of technology enabled precision medicine solutions	First lien senior secured loan	10.49%	LIBOR (Q)	7.00%	9/2022	9/2027		71.4	71.4	69.6	(2)(11)
Therapy Brands Holdings LLC (15)	Provider of software solutions for the mental and behavioral health market segments	Second lien senior secured loan	9.74%	LIBOR (M)	6.75%	6/2021	5/2029		20.5	20.3	19.4	(2)(11)
Touchstone Acquisition, Inc. and Touchstone Holding, L.P.	Manufacturer of consumable products in the dental, medical, cosmetic and consumer/industrial end-markets	Class A preferred units	8.00% PIK			11/2018		2,149		2.9	2.1	(2)
U.S. Anesthesia Partners, Inc. & U.S. Anesthesia Partners Holdings, Inc.	Anesthesiology service provider	Second lien senior secured loan	10.06%	LIBOR (M)	7.50%	10/2021	10/2029		147.8	147.8	143.3	(2)(11)
		Common stock				12/2021		3,671,429		12.9	14.4	(2)
										160.7	157.7
United Digestive MSO Parent, LLC (15)	Gastroenterology physician group	First lien senior secured loan	8.07%	LIBOR (Q)	5.00%	2/2022	12/2024		1.0	1.0	1.0	(2)(11)
Viant Medical Holdings, Inc.	Manufacturer of plastic and rubber components for health care equipment	First lien senior secured loan	6.87%	LIBOR (M)	3.75%	5/2022	7/2025		0.3	0.3	0.3	(2)(18)
VPP Intermediate Holdings, LLC and VPP Group Holdings, L.P. (15)	Veterinary hospital operator	First lien senior secured revolving loan	11.50%	Base Rate (Q)	5.25%	12/2021	12/2027		0.1	0.1	0.1	(11)(14)
		First lien senior secured loan	9.13%	LIBOR (M)	6.25%	12/2021	10/2022		3.3	3.3	3.3	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	9.37%	LIBOR (M)	6.25%	12/2021	12/2027		2.5	2.5	2.5	(2)(11)
		First lien senior secured loan	8.57%	LIBOR (M)	6.50%	8/2022	12/2027		0.5	0.5	0.5	(11)
		Class A-2 units				12/2021		7,524		7.5	7.4	(2)
										13.9	13.8
WSHP FC Acquisition LLC and WSHP FC Holdings LLC (15)	Provider of biospecimen products for pharma research	First lien senior secured revolving loan	9.55%	SOFR (Q)	6.25%	3/2018	3/2028		4.5	4.5	4.4	(2)(11)(14)
		First lien senior secured loan	9.95%	SOFR (Q)	6.25%	3/2018	3/2028		33.2	33.2	32.8	(2)(11)
		First lien senior secured loan	9.95%	SOFR (Q)	6.25%	7/2022	3/2028		14.6	14.6	14.4	(2)(11)
		First lien senior secured loan	9.95%	SOFR (Q)	6.25%	10/2019	3/2028		10.7	10.7	10.6	(2)(11)
		First lien senior secured loan	9.95%	SOFR (Q)	6.25%	8/2019	3/2028		11.3	11.3	11.2	(2)(11)
		First lien senior secured loan	9.95%	SOFR (Q)	6.25%	2/2019	3/2028		4.5	4.5	4.5	(2)(11)
		First lien senior secured loan	9.80%	LIBOR (Q)	6.25%	10/2021	3/2028		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	9.80%	LIBOR (Q)	6.25%	11/2021	3/2028		0.1	0.1	0.1	(2)(11)
		Common units				7/2022		33,293		4.7	4.8
										83.7	82.9

										2,231.9	2,155.8		22.85%
Commercial & Professional Services
Accommodations Plus Technologies LLC and Accommodations Plus Technologies Holdings LLC (15)	Provider of outsourced crew accommodations and logistics management solutions to the airline industry	First lien senior secured revolving loan	12.17%	LIBOR (Q)	8.50%	5/2018	5/2023		4.1	4.1	4.1	(2)(11)
		Class A common units				5/2018		236,358		4.3	5.1
										8.4	9.2
Aero Operating LLC	Provider of snow removal and melting service for airports and marine terminals	First lien senior secured loan	9.57%	LIBOR (M)	7.00%	2/2020	2/2026		36.3	36.3	34.1	(2)(11)
		First lien senior secured loan	9.57%	LIBOR (M)	7.00%	12/2021	2/2026		1.2	1.2	1.1	(2)(11)
										37.5	35.2
AI Fire Buyer, Inc. and AI Fire Parent LLC (15)	Provider of fire safety and life safety services	First lien senior secured revolving loan	9.17%	LIBOR (Q)	6.00%	3/2021	3/2027		0.4	0.4	0.4	(2)(11)
		First lien senior secured loan	8.67%	LIBOR (Q)	6.00%	3/2021	3/2027		26.9	26.9	26.9	(2)(11)
		Second lien senior secured loan	14.70% PIK	SOFR (Q)	11.00%	3/2021	9/2027		44.0	44.0	44.0	(2)(11)
		Second lien senior secured loan	14.70% PIK	SOFR (Q)	11.00%	5/2022	9/2027		9.9	9.9	9.9	(2)(11)
		Second lien senior secured loan	14.70% PIK	SOFR (Q)	11.00%	6/2022	9/2027		9.6	9.6	9.6	(2)(11)
		Common units				3/2021		46,990		4.7	5.0	(2)
										95.5	95.8
Applied Technical Services, LLC (15)	Provider engineering, testing, and inspection services to various industrial, commercial and consumer customers	First lien senior secured revolving loan	11.00%	Base Rate (Q)	4.75%	5/2022	12/2026		0.7	0.6	0.7	(11)
		First lien senior secured loan	9.42%	LIBOR (Q)	5.75%	5/2022	12/2026		0.8	0.8	0.8	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										1.4	1.5
Argenbright Holdings V, LLC and Amberstone Security Group Limited (15)	Provider of outsourced security guard services, outsourced facilities management and outsourced aviation services	First lien senior secured loan	9.98%	LIBOR (Q)	7.25%	11/2021	11/2026		21.0	21.0	21.0	(2)(6)(11)
		First lien senior secured loan	9.98%	SONIA (Q)	7.25%	8/2022	11/2026		4.4	4.8	4.4	(2)(6)(11)
										25.8	25.4
BH-Sharp Holdings LP	Provider of commercial knife sharpening and cutlery services in the restaurant industry	Common units				3/2017		2,950,000		3.0	1.2	(2)
Capstone Acquisition Holdings, Inc. and Capstone Parent Holdings, LP (15)	Outsourced supply chain solutions provider to operators of distribution centers	First lien senior secured revolving loan				11/2020	11/2025			—	—	(13)
		First lien senior secured loan	7.87%	LIBOR (M)	4.75%	11/2020	11/2027		0.3	0.3	0.3	(2)(11)
		Second lien senior secured loan	11.87%	LIBOR (M)	8.75%	11/2020	11/2028		68.3	68.3	68.3	(2)(11)
		Class A units				11/2020		10,581		10.6	19.8	(2)
										79.2	88.4
Compex Legal Services, Inc. (15)	Provider of outsourced litigated and non-litigated medical records retrieval services	First lien senior secured revolving loan	8.92%	LIBOR (Q)	5.25%	5/2022	2/2025		2.0	1.8	2.0	(2)(11)
DTI Holdco, Inc. and OPE DTI Holdings, Inc.	Provider of legal process outsourcing and managed services	Class A common stock				8/2014		7,500		7.5	6.5	(2)
		Class B common stock				8/2014		7,500		—	—	(2)
										7.5	6.5
Elevation Services Parent Holdings, LLC (15)	Elevator service platform	First lien senior secured revolving loan	9.16%	LIBOR (S)	6.00%	12/2020	12/2026		1.4	1.4	1.4	(2)(11)(14)
		First lien senior secured loan	9.43%	LIBOR (Q)	6.00%	5/2022	12/2026		8.8	8.8	8.8	(2)(11)
		First lien senior secured loan	8.84%	LIBOR (Q)	6.00%	12/2020	12/2026		10.3	10.3	10.3	(2)(11)
										20.5	20.5
HAI Acquisition Corporation and Aloha Topco, LLC (15)	Professional employer organization offering human resources, compliance and risk management services	First lien senior secured loan	8.37%	LIBOR (M)	5.25%	11/2017	11/2025		60.7	60.7	60.7	(2)(11)
		First lien senior secured loan	8.37%	LIBOR (M)	5.25%	9/2021	11/2025		0.1	0.1	0.1	(2)(11)
		Class A units				11/2017		16,980		1.7	2.5	(2)
										62.5	63.3
HH-Stella, Inc. and Bedrock Parent Holdings, LP (15)	Provider of municipal solid waste transfer management services	First lien senior secured revolving loan	8.63%	LIBOR (M)	5.50%	4/2021	4/2027		2.3	2.3	2.2	(2)(11)
		First lien senior secured loan	9.00%	LIBOR (Q)	5.50%	4/2021	4/2028		4.7	4.7	4.6	(2)(11)
		Class A units				4/2021		25,490		2.5	2.3	(2)
										9.5	9.1
ISQ Hawkeye Holdco, Inc. and ISQ Hawkeye Holdings, LLC (15)	Provider of commercial and industrial waste processing and disposal services	First lien senior secured loan	9.31%	SOFR (M)	6.25%	8/2022	8/2029		12.5	12.5	12.3	(2)(11)
		Class A units				9/2022		10,000		10.0	10.0	(2)
										22.5	22.3

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Kellermeyer Bergensons Services, LLC	Provider of janitorial and facilities management services	First lien senior secured loan	8.81%	LIBOR (Q)	6.00%	11/2019	11/2026		81.9	81.7	78.6	(2)(11)
		First lien senior secured loan	8.81%	LIBOR (Q)	6.00%	7/2021	11/2026		0.1	0.1	0.1	(2)(11)
										81.8	78.7
KPS Global LLC and Cool Group LLC	Manufacturer of walk-in cooler and freezer systems	First lien senior secured loan	8.53%	LIBOR (M)	5.50%	4/2017	10/2022		12.6	12.6	12.6	(2)(11)
		First lien senior secured loan	8.53%	LIBOR (M)	5.50%	11/2018	4/2024		3.4	3.4	3.4	(2)(11)
		Class A units				9/2018		13,292		1.1	3.3
										17.1	19.3
Laboratories Bidco LLC and Laboratories Topco LLC (15)	Lab testing services for nicotine containing products	First lien senior secured revolving loan	11.00%	Base Rate (Q)	4.75%	7/2021	7/2027		3.9	3.9	3.8	(2)(11)
		First lien senior secured loan	8.49%	LIBOR (Q)	5.75%	10/2019	7/2027		23.2	24.1	22.5	(2)(11)
		First lien senior secured loan	8.70%	LIBOR (Q)	5.75%	10/2019	7/2027		16.7	16.7	16.2	(11)
		First lien senior secured loan	8.81%	LIBOR (Q)	5.75%	7/2021	7/2027		4.4	4.4	4.3	(2)(11)
		First lien senior secured loan	8.70%	LIBOR (Q)	5.75%	10/2020	7/2027		0.1	0.1	0.1	(2)(11)
		Class A units				7/2021		3,099,335		4.6	4.7	(2)
										53.8	51.6
LJP Purchaser, Inc. and LJP Topco, LP (15)	Provider of non-hazardous solid waste and recycling services	First lien senior secured loan	9.16%	SOFR (M)	6.25%	9/2022	9/2028		8.5	8.5	8.3	(2)(11)
		Class A units	8.00% PIK			9/2022		5,098,000		5.1	5.1	(2)
										13.6	13.4
Management Consulting & Research LLC (15)	Provider of systems engineering and technical assistance to the US DoD	First lien senior secured loan	8.73%	SOFR (S)	6.00%	5/2022	8/2027		1.0	1.0	1.0	(2)(11)
Marmic Purchaser, LLC and Marmic Topco, L.P. (15)	Provider of recurring fire protection services	First lien senior secured loan	9.55%	LIBOR (Q)	6.00%	3/2021	3/2027		28.2	28.2	27.9	(2)(11)
		First lien senior secured loan	9.70%	LIBOR (Q)	6.00%	2/2022	3/2027		0.4	0.4	0.4	(2)(11)
		First lien senior secured loan	8.33%	LIBOR (Q)	5.75%	2/2022	3/2027		0.2	0.2	0.2	(2)(11)
		Limited partnership units	8.00% PIK			3/2021		1,929,237		2.2	2.5	(2)
										31.0	31.0
Microstar Logistics LLC, Microstar Global Asset Management LLC, MStar Holding Corporation and Kegstar USA Inc.	Keg management solutions provider	Second lien senior secured loan	12.67% PIK	LIBOR (Q)	9.00%	8/2020	7/2023		153.5	153.5	153.5	(11)
		Series A preferred stock				8/2020		1,507		1.5	2.6	(2)
		Common stock				12/2012		54,710		4.9	6.1	(2)
										159.9	162.2
NAS, LLC and Nationwide Marketing Group, LLC (15)	Buying and marketing services organization for appliance, furniture and consumer electronics dealers	First lien senior secured revolving loan	9.53%	LIBOR (M)	6.50%	11/2020	6/2024		0.6	0.6	0.6	(2)(11)
		First lien senior secured loan	10.20%	SOFR (Q)	6.50%	11/2020	6/2024		6.3	6.3	6.3	(2)(11)
		First lien senior secured loan	10.20%	SOFR (Q)	6.50%	12/2021	6/2024		2.3	2.3	2.3	(2)(11)
		First lien senior secured loan	10.20%	SOFR (Q)	6.50%	5/2022	6/2024		1.3	1.3	1.3	(2)(11)
										10.5	10.5

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Nest Topco Borrower Inc., KKR Nest Co-Invest L.P., and NBLY 2021-1 (15)	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan	11.58%	LIBOR (Q)	8.50%	9/2021	8/2029		119.1	119.1	117.9	(2)(11)
		Limited partner interest				9/2021		9,725,000		9.7	9.5	(2)
										128.8	127.4
North American Fire Holdings, LLC and North American Fire Ultimate Holdings, LLC (15)	Provider of fire safety and life safety services	First lien senior secured loan	9.45%	SOFR (Q)	5.75%	5/2021	5/2027		20.0	20.0	20.0	(2)(11)
		First lien senior secured loan	8.91%	SOFR (Q)	5.75%	3/2022	5/2027		2.9	2.9	2.9	(2)(11)
		Common units				5/2021		884,916		0.9	2.7	(2)
										23.8	25.6
North Haven Stack Buyer, LLC (15)	Provider of environmental testing services	First lien senior secured revolving loan	7.96%	LIBOR (M)	5.50%	7/2021	7/2027		0.4	0.4	0.4	(2)(11)
		First lien senior secured revolving loan	10.75%	Base Rate (M)	4.50%	7/2021	7/2027		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	8.63%	SOFR (M)	5.50%	7/2021	7/2027		4.8	4.7	4.6	(2)(11)
		First lien senior secured loan	8.63%	SOFR (M)	5.50%	7/2021	7/2027		1.7	1.7	1.7	(2)(11)
										7.0	6.9
Petroleum Service Group LLC (15)	Provider of operational services for US petrochemical and refining companies	First lien senior secured revolving loan	8.76%	LIBOR (Q)	6.00%	7/2019	7/2025		1.8	1.8	1.8	(2)(11)(14)
		First lien senior secured loan	8.82%	LIBOR (Q)	6.00%	7/2019	7/2025		34.6	34.6	34.6	(2)(11)
		First lien senior secured loan	9.14%	LIBOR (Q)	6.00%	12/2021	7/2025		8.0	8.0	8.0	(2)(11)
		First lien senior secured loan	9.50%	LIBOR (Q)	6.00%	12/2021	7/2025		3.5	3.5	3.5	(2)(11)
										47.9	47.9
Pritchard Industries, LLC and LJ Pritchard TopCo Holdings, LLC (15)	Provider of janitorial and facilities management services	First lien senior secured loan	9.13%	LIBOR (Q)	5.50%	10/2021	10/2027		97.6	97.6	95.7	(2)(11)
		Class A units				10/2021		7,900,000		7.9	9.0	(2)
										105.5	104.7
PS Operating Company LLC and PS Op Holdings LLC (5)(15)	Specialty distributor and solutions provider to the swine and poultry markets	First lien senior secured revolving loan	9.67%	LIBOR (Q)	6.00%	12/2021	12/2024		4.3	4.3	4.3	(2)(11)
		First lien senior secured loan	9.67%	LIBOR (Q)	6.00%	12/2021	12/2024		14.9	14.9	14.9	(2)(11)
		Common unit				12/2021		279,199		7.5	6.2	(2)
										26.7	25.4
R2 Acquisition Corp.	Marketing services	Common stock				5/2007		250,000		0.2	0.2	(2)
RC V Tecmo Investor LLC	Technology based aggregator for facility maintenance services	Common member units				8/2020		9,624,000		8.3	22.6	(2)
RE Community Holdings GP, LLC and RE Community Holdings, LP	Operator of municipal recycling facilities	Limited partnership interest				3/2011		2.86%		—	—
		Limited partnership interest				3/2011		2.49%		—	—
										—	—
Registrar Intermediate, LLC and PSP Registrar Co-Investment Fund, L.P. (15)	Provider of FDA registration and consulting services	First lien senior secured loan	8.12%	LIBOR (M)	5.00%	8/2021	8/2027		8.7	8.7	8.7	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Limited partner interests				8/2021		1.13%		2.7	2.8	(2)
										11.4	11.5
Rodeo AcquisitionCo LLC (15)	Provider of food inspection and recovery services	First lien senior secured revolving loan	8.82%	LIBOR (Q)	6.00%	7/2021	7/2027		0.9	0.9	0.9	(2)(11)
		First lien senior secured loan	8.81%	LIBOR (M)	6.00%	7/2021	7/2027		17.0	17.0	16.5	(2)(11)
										17.9	17.4
Schill Landscaping and Lawn Care Services LLC, Tender Lawn Care ULC and Landscape Parallel Partners, L.P. (15)	Provider of landscape design and planning, and snow removal services	First lien senior secured revolving loan	8.83%	LIBOR (M)	5.75%	12/2021	12/2027		0.5	0.5	0.5	(2)(11)
		First lien senior secured loan	8.83%	LIBOR (M)	5.75%	12/2021	12/2027		0.6	0.6	0.6	(2)(11)
		Class A units				12/2021		4,502		11.1	14.9	(2)
										12.2	16.0
Shermco Intermediate Holdings, Inc. (15)	Provider of electrician services	First lien senior secured revolving loan	9.75%	Base Rate (Q)	3.50%	5/2022	6/2024		3.1	2.9	3.1	(2)
SSE Buyer, Inc., Supply Source Enterprises, Inc., Impact Products LLC, The Safety Zone, LLC and SSE Parent, LP	Manufacturer and distributor of personal protection equipment, commercial cleaning, maintenance and safety products	First lien senior secured loan	12.89%	LIBOR (Q)	9.22%	6/2020	6/2026		20.9	20.9	17.9	(2)(11)
		Limited partnership class A-1 units				6/2020		2,173		1.1	0.2	(2)
		Limited partnership class A-2 units				6/2020		2,173		1.1	0.2	(2)
										23.1	18.3
Startec Equity, LLC (5)	Communication services	Member interest				4/2010				—	—
Stealth Holding LLC and UCIT Online Security Inc. (15)	Live video monitoring solutions provider	First lien senior secured loan	9.10%	LIBOR (Q)	6.75%	3/2021	3/2026		52.3	52.3	52.3	(2)(6)(11)
		First lien senior secured loan	9.85%	SOFR (Q)	6.75%	3/2022	3/2026		4.0	4.0	4.0	(2)(6)(11)
		First lien senior secured loan	9.96%	SOFR (Q)	6.75%	3/2021	3/2026		1.7	1.7	1.7	(2)(6)(11)
										58.0	58.0
The NPD Group, L.P., IRI Group Holdings, Inc., Information Resources, Inc. and IRI-NPD Co-Invest Aggregator, L.P. (15)	Market research company focused on the consumer packaged goods industry	First lien senior secured loan	8.76% (2.51% PIK)	SOFR (M)	6.25%	8/2022	12/2028		212.0	212.0	207.7	(2)(11)
		Class A units				8/2022		10,744		11.3	11.3	(2)
										223.3	219.0
Thermostat Purchaser III, Inc. (15)	Provider of commercial HVAC equipment maintenance and repair services	Second lien senior secured loan	10.32%	LIBOR (Q)	7.25%	8/2021	8/2029		23.0	23.0	21.8	(2)(11)
Visual Edge Technology, Inc.	Provider of outsourced office solutions with a focus on printer and copier equipment and other parts and supplies	First lien senior secured loan	10.07% (1.25% PIK)	LIBOR (Q)	7.00%	8/2017	8/2022		32.6	32.6	30.0	(2)(11)
		Senior subordinated loan				8/2017	9/2024		99.8	87.5	62.4	(2)(10)
		Warrant to purchase units of common stock				8/2017	8/2027	10,358,572		3.9	—
										124.0	92.4

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
VRC Companies, LLC (15)	Provider of records and information management services	First lien senior secured revolving loan	10.75%	Base Rate (Q)	4.50%	5/2022	6/2027		0.8	0.6	0.8	(11)
		First lien senior secured loan	8.42%	LIBOR (Q)	5.50%	5/2022	6/2027		0.1	0.1	0.1	(2)(11)
		Senior subordinated loan	12.00% (2.00% PIK)			5/2022	6/2028		5.0	5.1	5.0	(2)
										5.8	5.9
Wash Encore Holdings, LLC	Provider of outsourced healthcare linen management solutions	First lien senior secured loan	8.78%	LIBOR (Q)	5.75%	7/2021	7/2027		134.6	134.6	131.9	(2)(11)
XIFIN, Inc. and ACP Charger Co-Invest LLC (15)	Revenue cycle management provider to labs	First lien senior secured revolving loan	11.00%	Base Rate (Q)	4.75%	2/2020	2/2026		0.2	0.2	0.2	(11)
		First lien senior secured loan	8.87%	LIBOR (M)	5.75%	12/2021	10/2022		37.1	37.1	36.7	(11)
		First lien senior secured loan	8.87%	LIBOR (M)	5.75%	7/2021	2/2026		0.1	0.1	0.1	(2)(11)
		Class A units				2/2020		180,000		1.8	4.5	(2)
		Class B units				12/2021		46,363		0.9	1.2	(2)
										40.1	42.7

										1,768.3	1,746.8		18.52%
Investment Funds and Vehicles
ACAS Equity Holdings Corporation (5)	Investment company	Common stock				1/2017		589		0.4	0.4	(6)
ARES 2007-3R	Investment vehicle	Subordinated notes				1/2017	4/2021		20.0	—	0.1	(6)
Blue Wolf Capital Fund II, L.P. (4)	Investment partnership	Limited partnership interest				1/2017		8.50%		—	0.1	(6)(18)
CoLTs 2005-1 Ltd. (5)	Investment vehicle	Preferred shares				1/2017	3/2015	360		—	—	(6)
CREST Exeter Street Solar 2004-1	Investment vehicle	Preferred shares				1/2017	6/2039	3,500,000		—	—	(6)
European Capital UK SME Debt LP (4)(16)	Investment partnership	Limited partnership interest				1/2017		45.00%		18.0	23.7	(6)
HCI Equity, LLC (5)	Investment company	Member interest				4/2010		100.00%		—	—	(6)(18)
Partnership Capital Growth Investors III, L.P.	Investment partnership	Limited partnership interest				10/2011		2.50%		1.8	3.9	(2)(6)(18)
PCG-Ares Sidecar Investment II, L.P. (4)(16)	Investment partnership	Limited partnership interest				10/2014		100.00%		7.1	15.3	(2)(6)
PCG-Ares Sidecar Investment, L.P. (16)	Investment partnership	Limited partnership interest				5/2014		100.00%		4.3	0.7	(6)
Piper Jaffray Merchant Banking Fund I, L.P.	Investment partnership	Limited partnership interest				8/2012		2.00%		0.1	0.5	(6)(18)
Senior Direct Lending Program, LLC (5)(17)	Co-investment vehicle	Subordinated certificates	11.75%	LIBOR (Q)	8.00%	7/2016	12/2036		269,806.0	1,121.0	1,121.0	(6)(13)
		Membership interest						87.50%		—	—	(6)
										1,121.0	1,121.0
VSC Investors LLC	Investment company	Membership interest				1/2008		1.95%		0.2	0.5	(2)(6)(18)

										1,152.9	1,166.2		12.36%
Insurance Services
Acrisure, LLC and Acrisure Finance , Inc.	Independent property and casualty insurance brokerage	Senior subordinated loan	7.00%			7/2022	11/2025		0.5	0.5	0.5	(2)(18)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Alera Group, Inc.	Insurance service provider	First lien senior secured loan	9.05%	LIBOR (Q)	6.00%	9/2021	10/2028		75.8	75.8	75.0	(2)(11)
Amynta Agency Borrower Inc. and Amynta Warranty Borrower Inc.	Insurance service provider	First lien senior secured loan	7.62%	LIBOR (M)	4.50%	12/2018	2/2025		2.3	2.3	2.2	(2)
AQ Sunshine, Inc. (15)	Specialized insurance broker	First lien senior secured revolving loan	10.42%	LIBOR (Q)	6.25%	4/2019	4/2024		1.4	1.4	1.4	(2)(11)(14)
		First lien senior secured loan	10.20%	LIBOR (Q)	6.25%	1/2022	4/2025		19.3	19.3	19.3	(2)(11)
		First lien senior secured loan	10.42%	LIBOR (Q)	6.25%	6/2021	4/2025		14.8	14.8	14.8	(2)(11)
		First lien senior secured loan	10.42%	LIBOR (Q)	6.25%	4/2019	4/2025		8.5	8.5	8.5	(2)(11)
		First lien senior secured loan	10.42%	LIBOR (S)	6.25%	10/2020	4/2025		5.6	5.6	5.6	(2)(11)
										49.6	49.6
Ardonagh Midco 2 plc and Ardonagh Midco 3 plc (15)	Insurance broker and underwriting servicer	First lien senior secured loan	8.81%	LIBOR (S)	5.75%	8/2021	7/2026		90.0	90.0	89.1	(2)(6)(11)
		First lien senior secured loan	8.46%	SONIA (S)	7.00%	6/2020	7/2026		69.4	79.5	69.4	(2)(6)(11)
		First lien senior secured loan	8.00%	Euribor (S)	7.00%	6/2020	7/2026		6.4	7.5	6.4	(2)(6)(11)
		Senior subordinated loan	11.50% PIK			6/2020	1/2027		1.4	1.4	1.4	(2)(6)(18)
										178.4	166.3
Benecon Midco II LLC and Locutus Holdco LLC (15)	Employee benefits provider for small and mid-size employers	Common units				12/2020		9,803,682		10.0	19.7
Benefytt Technologies, Inc. (15)	Health insurance sales platform provider	First lien senior secured loan	12.09% (11.09% PIK)	SOFR (Q)	8.75%	8/2021	8/2027		23.8	23.8	19.5	(2)(11)
		First lien senior secured loan	10.58%	SOFR (S)	7.50%	8/2021	8/2027		5.0	5.0	4.1	(2)(11)
										28.8	23.6
Captive Resources Midco, LLC (15)	Provider of independent consulting services to member-owned group captives	First lien senior secured loan	8.53%	SOFR (M)	5.50%	7/2022	7/2029		14.1	14.1	13.8	(2)(11)
Foundation Risk Partners, Corp. (15)	Full service independent insurance agency	First lien senior secured revolving loan	8.74%	LIBOR (M)	5.75%	10/2021	10/2027		1.1	1.1	1.1	(11)
		First lien senior secured loan	9.17%	LIBOR (Q)	5.50%	10/2021	10/2028		133.0	133.0	133.0	(2)(11)
		First lien senior secured loan	8.75%	LIBOR (Q)	5.50%	4/2022	10/2028		33.2	33.2	33.2	(2)(11)
										167.3	167.3
Galway Borrower LLC (15)	Insurance service provider	First lien senior secured revolving loan				9/2021	9/2027			—	—	(13)
		First lien senior secured loan	8.92% (1.00% PIK)	LIBOR (Q)	5.25%	9/2021	9/2028		31.7	31.7	31.0	(2)(11)
		First lien senior secured loan	8.92% (1.00% PIK)	LIBOR (Q)	5.25%	9/2021	9/2028		4.2	4.2	4.1	(11)
										35.9	35.1
High Street Buyer, Inc. and High Street Holdco LLC (15)	Insurance brokerage platform	First lien senior secured loan	8.81%	LIBOR (Q)	6.00%	4/2021	4/2028		34.6	34.6	34.2	(2)(11)
		First lien senior secured loan	8.83%	LIBOR (Q)	6.00%	8/2021	10/2022		12.3	12.3	12.2	(2)(11)
		First lien senior secured loan	8.21%	LIBOR (Q)	5.75%	2/2022	4/2028		6.9	6.9	6.8	(2)(11)
		Series A preferred units	10.00% PIK			4/2021		96,763,324		108.8	102.5	(2)
		Series A common units	10.00% PIK			4/2021		4,649,000		5.0	7.0	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Series C common units	10.00%PIK			4/2021		4,979,318		0.2	7.5	(2)
										167.8	170.2
K2 Insurance Services, LLC and K2 Holdco LP (15)	Specialty insurance and managing general agency	First lien senior secured revolving loan				7/2019	7/2026			—	—	(13)
		First lien senior secured loan	8.67%	LIBOR (Q)	5.00%	7/2019	7/2026		50.6	50.6	50.6	(2)(11)
		First lien senior secured loan	8.67%	LIBOR (Q)	5.00%	12/2021	7/2026		2.3	2.3	2.3	(2)(11)
		First lien senior secured loan	8.27%	LIBOR (Q)	5.00%	8/2021	7/2026		0.2	0.2	0.2	(2)(11)
		Common units				7/2019		799,000		0.8	2.8	(2)
										53.9	55.9
OneDigital Borrower LLC (15)	Benefits broker and outsourced workflow automation platform provider for brokers	First lien senior secured revolving loan				11/2020	11/2025			—	—	(13)
Patriot Growth Insurance Services, LLC (15)	National retail insurance agency	First lien senior secured loan	8.65%	LIBOR (Q)	5.50%	10/2021	10/2028		13.7	13.5	13.3	(2)(11)
		First lien senior secured loan	9.31%	LIBOR (S)	5.50%	10/2021	10/2028		0.9	0.9	0.9	(11)
										14.4	14.2
People Corporation (15)	Provider of group benefits, group retirement and human resources services	First lien senior secured revolving loan	9.92%	LIBOR (Q)	6.25%	2/2021	2/2027		5.1	5.5	5.1	(2)(6)(11)
		First lien senior secured loan	9.87%	LIBOR (Q)	6.25%	2/2021	2/2028		40.2	43.8	39.8	(2)(6)(11)
		First lien senior secured loan	9.87%	CDOR (Q)	6.25%	2/2021	2/2028		12.6	14.0	12.4	(2)(6)(11)
		First lien senior secured loan	9.13%	LIBOR (Q)	5.50%	9/2021	2/2028		6.2	6.7	6.0	(2)(6)(11)
										70.0	63.3
Riser Merger Sub, Inc. (15)	Insurance program administrator	First lien senior secured loan	8.62%	SOFR (Q)	5.75%	8/2022	8/2028		5.9	5.9	5.8	(2)(11)
RSC Acquisition, Inc. and RSC Insurance Brokerage, Inc. (15)	Insurance broker	First lien senior secured loan	8.30%	LIBOR (Q)	5.50%	11/2019	10/2026		32.9	32.9	31.9	(2)(11)
SageSure Holdings, LLC & Insight Catastrophe Group, LLC (15)	Insurance service provider	First lien senior secured loan	8.87% (1.63% PIK)	LIBOR (M)	5.75%	1/2022	1/2028		14.1	14.1	14.1	(2)(11)
		Series A units				2/2022		732		15.6	18.2
										29.7	32.3
SCM Insurance Services Inc. (15)	Provider of claims management, claims investigation & support and risk management solutions for the Canadian property and casualty insurance industry	First lien senior secured loan	10.45%	CDOR (Q)	6.25%	6/2022	8/2024		60.0	64.4	60.0	(2)(6)(11)
SelectQuote, Inc.	Direct to consumer insurance distribution platform	First lien senior secured loan	11.03% (2.00% PIK)	LIBOR (M)	8.00%	11/2019	11/2024		22.2	22.2	19.6	(2)(11)
SG Acquisition, Inc.	Provider of insurance solutions for car sales	First lien senior secured loan	9.17%	LIBOR (S)	5.00%	1/2020	1/2027		33.8	33.8	33.8	(2)(11)
Spring Insurance Solutions, LLC	Technology-based direct to consumer sales and marketing platform for insurance products	First lien senior secured loan	10.05%	LIBOR (Q)	6.50%	11/2020	11/2025		22.1	22.1	19.7	(2)(11)
THG Acquisition, LLC (15)	Multi-line insurance broker	First lien senior secured revolving loan				12/2019	12/2025			—	—	(13)
		First lien senior secured loan	8.87%	LIBOR (M)	5.75%	12/2020	12/2026		14.9	14.9	14.9	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	8.62%	LIBOR (M)	5.50%	12/2021	12/2026		6.5	6.5	6.5	(2)(11)
		First lien senior secured loan	8.87%	LIBOR (M)	5.75%	12/2019	12/2026		0.1	0.1	0.1	(2)(11)
										21.5	21.5

										1,101.3	1,081.3		11.46%
Power Generation
Apex Clean Energy TopCo, LLC (4)	Developer, builder and owner of utility-scale wind and solar power facilities	Class A common units				11/2021		1,335,610		89.6	134.9
Ferrellgas, L.P. and Ferrellgas Partners, L.P.	Distributor of propane and related accessories	Senior preferred units	8.96%			3/2021		59,422		59.5	60.0
		Class B units				9/2022		59,428		14.9	14.9
										74.4	74.9
Heelstone Renewable Energy, LLC and Heelstone Renewable Energy Investors, LLC (5)(15)	Developer of utility scale solar systems	First lien senior secured loan	10.75%	LIBOR (Q)	7.00%	4/2021	4/2024		106.5	106.5	106.5	(2)(11)
		Class A1 units				4/2021		100		47.7	81.0
		Class A2 units				3/2022		3,296,184		3.8	4.0
										158.0	191.5
Opal Fuels LLC and Opal Fuels Inc.	Owner of natural gas facilities	Senior subordinated loan	8.00% PIK			7/2022	12/2026		28.0	24.0	28.0	(6)
		Class A common stock				7/2022		3,059,533		23.3	25.3	(6)(18)
										47.3	53.3
PosiGen, Inc.	Seller and leaser of solar power systems for residential and commercial customers	Warrant to purchase units of series D-1 preferred stock				6/2021	6/2028	101,555		—	—
		Warrant to purchase units of common stock				1/2020	1/2027	1,112,022		—	—
										—	—
Potomac Intermediate Holdings II LLC (5)	Gas turbine power generation facilities operator	Series A units				11/2021		220,884,442		179.7	163.8
Riverview Power LLC	Operator of natural gas and oil fired power generation facilities	First lien senior secured loan	12.68%	LIBOR (Q)	9.00%	8/2021	6/2024		50.1	49.8	50.1	(2)(11)
SE1 Generation, LLC	Solar power developer	Senior subordinated loan	10.25% (5.50% PIK)			12/2019	12/2022		61.6	61.6	60.4	(2)
Sunrun Atlas Depositor 2019-2, LLC and Sunrun Atlas Holdings 2019-2, LLC	Residential solar energy provider	First lien senior secured loan	3.61%			10/2019	2/2055		0.1	0.1	0.1	(2)
		Senior subordinated loan	9.53% (4.00% PIK)	LIBOR (Q)	6.75%	11/2019	11/2025		146.3	146.3	136.1	(2)(11)
										146.4	136.2
Sunrun Luna Holdco 2021, LLC (15)	Residential solar energy provider	Senior subordinated revolving loan	6.29%	SOFR (Q)	3.50%	3/2022	4/2024		44.9	44.9	44.9	(2)(6)
		Senior subordinated revolving loan	10.66%	SOFR (Q)	7.88%	3/2022	4/2024		29.8	29.8	29.8	(2)(6)
										74.7	74.7
Sunrun Xanadu Issuer 2019-1, LLC and Sunrun Xanadu Holdings 2019-1, LLC	Residential solar energy provider	First lien senior secured loan	3.98%			6/2019	6/2054		0.4	0.4	0.3	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Senior subordinated loan	10.43% (2.77% PIK)	LIBOR (Q)	6.75%	6/2019	7/2030		71.3	71.3	67.1	(2)(11)
										71.7	67.4

										953.2	1,007.2		10.68%
Consumer Services
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc. (5)	Restaurant owner and operator	First lien senior secured loan				12/2016	8/2022		7.6	—	—	(2)(10)
Aimbridge Acquisition Co., Inc.	Hotel operator	Second lien senior secured loan	10.06%	LIBOR (M)	7.50%	2/2019	2/2027		22.5	22.3	21.6	(2)
American Residential Services L.L.C. and Aragorn Parent Holdings LP (15)	Heating, ventilation and air conditioning services provider	Second lien senior secured loan	12.17%	LIBOR (Q)	8.50%	10/2020	10/2028		56.4	56.4	56.4	(2)(11)
		Series A preferred units	10.00% PIK			10/2020		2,531,500		2.8	5.5	(2)
										59.2	61.9
ATI Restoration, LLC (15)	Provider of disaster recovery services	First lien senior secured revolving loan	10.25%	Base Rate (Q)	4.00%	7/2020	7/2026		1.1	1.1	1.1	(2)(11)(14)
		First lien senior secured loan	7.79%	LIBOR (Q)	5.00%	7/2020	7/2026		33.1	33.1	33.1	(2)(11)
		First lien senior secured loan	8.37%	SOFR (Q)	5.00%	5/2022	7/2026		3.2	3.2	3.2	(2)(11)
										37.4	37.4
Belfor Holdings, Inc. (15)	Disaster recovery services provider	First lien senior secured revolving loan	4.44%	Euribor (Q)	3.75%	4/2019	4/2024		4.3	4.4	4.3	(2)(14)
		First lien senior secured revolving loan	9.00%	Base Rate (Q)	2.75%	4/2019	4/2024		2.8	2.8	2.8	(2)(14)
										7.2	7.1
Cipriani USA, Inc. and Cipriani Group Holding S.A.R.L.	Manager and operator of banquet facilities, restaurants, hotels and other leisure properties	First lien senior secured loan	14.43%	LIBOR (Q)	10.75%	5/2018	5/2023		68.2	67.8	65.5	(2)(11)
		First lien senior secured loan	14.43%	LIBOR (Q)	10.75%	12/2020	5/2023		30.0	29.4	28.8	(2)(11)
		First lien senior secured loan	14.43%	LIBOR (Q)	10.75%	12/2019	5/2023		20.0	19.5	19.2	(2)(11)
		First lien senior secured loan	14.43%	LIBOR (Q)	10.75%	7/2019	5/2023		15.5	15.4	14.8	(2)(11)
		First lien senior secured loan	14.43%	LIBOR (Q)	10.75%	11/2018	5/2023		15.2	15.2	14.6	(2)(11)
		First lien senior secured loan	14.43%	LIBOR (Q)	10.75%	6/2020	5/2023		4.9	4.9	4.7	(2)(11)
		First lien senior secured loan	14.43%	LIBOR (Q)	10.75%	8/2018	5/2023		3.0	3.0	2.9	(2)(11)
		Warrant to purchase units of shares				3/2021	3/2041	718.66		2.1	6.9	(2)(6)
										157.3	157.4
CMG HoldCo, LLC and CMG Buyer Holdings, Inc. (15)	Provider of commercial HVAC equipment maintenance and repair services	First lien senior secured revolving loan	8.31%	SOFR (Q)	5.25%	5/2022	5/2028		0.9	0.9	0.9	(11)
		First lien senior secured loan	8.02%	SOFR (Q)	5.25%	5/2022	5/2028		24.6	24.6	24.1	(2)(11)
		Common stock				5/2022		289		2.9	2.9	(2)
										28.4	27.9
Concert Golf Partners Holdco LLC (15)	Golf club owner and operator	First lien senior secured revolving loan	9.30%	SOFR (Q)	5.75%	3/2022	3/2028		0.4	0.4	0.4	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Essential Services Holding Corporation and OMERS Mahomes Investment Holdings LLC (15)	Provider of plumbing and HVAC services	First lien senior secured revolving loan				11/2020	11/2025			—	—	(13)
		First lien senior secured loan	8.03%	LIBOR (Q)	5.75%	4/2021	10/2022		78.3	78.3	77.5	(2)(11)
		First lien senior secured loan	8.03%	LIBOR (Q)	5.75%	11/2020	11/2026		48.3	48.3	47.8	(2)(11)
		First lien senior secured loan	8.07%	LIBOR (Q)	5.75%	11/2021	11/2026		13.8	13.8	13.7	(2)(11)
		Class A units				11/2020		6,447		22.9	37.8	(2)
										163.3	176.8
Jenny C Acquisition, Inc.	Health club franchisor	Senior subordinated loan	8.00% PIK			4/2019	4/2025		1.5	1.5	1.5	(2)
KeyStone Sub-debt HoldCo, LLC	Planet Fitness franchisee	Senior subordinated loan	10.00% PIK			1/2021	1/2027		58.5	55.9	58.5	(2)
		Senior subordinated loan	10.00% PIK			9/2021	1/2027		7.8	7.8	7.8	(2)
		Warrant to purchase units of Class C interests				1/2021	1/2027	24.7581		3.6	8.6	(2)
										67.3	74.9
LSP Holdco, LLC and ZBS Mechanical Group Co-Invest Fund 2, LLC (15)	Provider of residential HVAC and plumbing services	First lien senior secured loan	8.80%	LIBOR (Q)	6.00%	10/2021	11/2022		12.7	12.7	12.5	(2)(11)
		First lien senior secured loan	8.26%	LIBOR (Q)	6.00%	10/2021	10/2026		6.3	6.3	6.2	(2)(11)
		First lien senior secured loan	8.81%	SOFR (Q)	6.00%	4/2022	10/2026		5.0	5.0	4.9	(2)(11)
		Membership interest				10/2021		2,771,000		2.8	14.4
										26.8	38.0
ME Equity LLC	Franchisor in the massage industry	Common stock				9/2012		3,000,000		3.0	4.3	(2)
Movati Athletic (Group) Inc.	Premier health club operator	First lien senior secured loan	8.76% (0.50% PIK)	CDOR (Q)	6.00%	10/2017	10/2024		4.6	5.0	4.5	(2)(6)(11)
OTG Management, LLC	Airport restaurant operator	Class A preferred units				8/2016		3,000,000		25.3	13.1	(2)
		Common units				1/2011		3,000,000		3.0	—
		Warrant to purchase a percentage of common units				6/2008	6/2028	7.73%		0.1	—
										28.4	13.1
Pueblo Mechanical and Controls, LLC and OMERS PMC Investment Holdings LLC (15)	Provider of commercial HVAC services	First lien senior secured loan	8.78%	SOFR (Q)	6.00%	8/2022	8/2028		4.9	4.9	4.8	(2)(11)
		Class A units				8/2022		1,001		9.7	9.7	(2)
										14.6	14.5
Pyramid Management Advisors, LLC and Pyramid Investors, LLC (15)	Hotel operator	First lien senior secured revolving loan	9.99% (1.25%PIK)	LIBOR (M)	7.00%	4/2018	7/2023		9.7	9.7	9.7	(2)(11)(14)
		First lien senior secured loan	10.12% (1.25% PIK)	LIBOR (M)	7.00%	4/2018	7/2023		18.3	18.3	18.3	(2)(11)
		First lien senior secured loan	10.12% (1.25% PIK)	LIBOR (M)	7.00%	12/2019	7/2023		6.4	6.4	6.4	(2)(11)
		Preferred membership units				7/2016		996,833		1.0	0.9
										35.4	35.3
Redwood Services, LLC and Redwood Services Holdco, LLC (15)	Provider of residential HVAC and plumbing services	First lien senior secured loan	9.87%	LIBOR (M)	6.75%	12/2021	12/2025		5.6	5.6	5.6	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	9.78%	SOFR (M)	6.75%	9/2022	12/2025		0.8	0.8	0.8	(2)(11)
		First lien senior secured loan	9.87%	LIBOR (M)	6.75%	12/2020	12/2025		0.2	0.2	0.2	(2)(11)
		Series D units	8.00% PIK			12/2020		9,210,087		9.6	20.4
										16.2	27.0
Safe Home Security, Inc., Security Systems Inc., Safe Home Monitoring, Inc., National Protective Services, Inc., Bright Integrations LLC and Medguard Alert, Inc.	Provider of safety systems for business and residential customers	First lien senior secured loan	10.37%	LIBOR (M)	7.25%	8/2020	8/2024		48.0	48.0	48.0	(2)(11)
SV-Burton Holdings, LLC and LBC Breeze Holdings LLC (15)	Provider of HVAC and plumbing services to residential and commercial customers	First lien senior secured loan	8.31%	LIBOR (M)	5.50%	12/2021	12/2027		9.0	9.0	8.9	(2)(11)
		Class A units				12/2021		4,296		4.3	4.7
										13.3	13.6
Taymax Group, L.P., Taymax Group G.P., LLC, PF Salem Canada ULC and TCP Fit Parent, L.P. (15)	Planet Fitness franchisee	First lien senior secured revolving loan	8.92% (0.50% PIK)	LIBOR (S)	4.75%	7/2018	7/2024		0.8	0.8	0.8	(2)(11)
		First lien senior secured loan	8.92% (0.50% PIK)	LIBOR (Q)	4.75%	3/2020	7/2025		1.4	1.4	1.4	(2)(11)
		Class A units				7/2018		37,020		3.8	3.4
										6.0	5.6
The Alaska Club Partners, LLC, Athletic Club Partners LLC and The Alaska Club, Inc. (15)	Premier health club operator	First lien senior secured loan	12.75% (2.00% PIK)	Base Rate (Q)	6.50%	12/2019	12/2024		12.6	12.6	12.6	(2)(11)
The Arcticom Group, LLC and AMCP Mechanical Holdings, LP (15)	Refrigeration, heating, ventilation and air conditioning services provider	First lien senior secured revolving loan	11.25%	Base Rate (Q)	5.00%	12/2021	12/2027		5.4	5.4	5.4	(2)(11)
		First lien senior secured revolving loan	9.15%	LIBOR (Q)	6.00%	12/2021	12/2027		4.6	4.6	4.6	(2)(11)
		First lien senior secured loan	8.49%	LIBOR (S)	6.00%	12/2021	12/2027		28.9	28.9	28.6	(2)(11)
		First lien senior secured loan	9.57%	LIBOR (Q)	6.00%	8/2022	12/2027		11.5	11.5	11.4	(2)(11)
		Class A units				12/2021		5,667,160		5.7	8.3
										56.1	58.3
YE Brands Holdings, LLC (15)	Sports camp operator	First lien senior secured loan	7.96%	SOFR (Q)	5.75%	6/2022	10/2022		8.2	8.2	8.1	(2)(11)
		First lien senior secured loan	8.97%	LIBOR (Q)	5.50%	10/2021	10/2027		8.0	8.0	7.8	(2)(11)
										16.2	15.9

										825.9	857.6		9.09%
Capital Goods
AI Aqua Merger Sub, Inc.	End to end provider of water solutions to a wide range of customer bases	First lien senior secured loan	6.35%	LIBOR (M)	3.75%	6/2021	7/2028		1.0	1.0	0.9	(2)(11)(18)
API Commercial Inc., API Military Inc., and API Space Intermediate, Inc.	Provider of military aircraft aftermarket parts and distribution, repair and logistics services	First lien senior secured loan				5/2022	8/2025		7.4	3.6	3.7	(2)(10)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Arrowhead Holdco Company and Arrowhead GS Holdings, Inc. (15)	Distributor of non-discretionary, mission-critical aftermarket replacement parts	First lien senior secured revolving loan	7.62%	LIBOR (M)	4.50%	8/2021	8/2027		13.7	13.8	13.4	(2)(11)(14)
		First lien senior secured loan	7.29%	LIBOR (Q)	4.50%	8/2021	8/2028		0.1	0.1	0.1	(2)(11)
		Common stock				8/2021		5,054		5.1	7.0	(2)
										19.0	20.5
BlueHalo Financing Holdings, LLC, BlueHalo Global Holdings, LLC, and BlueHalo, LLC (15)	Provides products and services to the Department of Defense and Intelligence Community	First lien senior secured revolving loan	8.55%	LIBOR (M)	6.00%	5/2022	10/2025		1.7	1.5	1.6	(2)(11)
		First lien senior secured loan	8.34%	LIBOR (Q)	6.00%	5/2022	10/2025		1.0	1.0	1.0	(2)(11)
										2.5	2.6
Burgess Point Purchaser Corporation	Remanufacturer of mission-critical and non-discretionary aftermarket vehicle, industrial, energy storage, and solar replacement parts	First lien senior secured loan	8.41%	SOFR (M)	5.25%	7/2022	7/2029		4.8	4.4	4.4	(2)(11)(18)
Cadence Aerospace, LLC (15)	Aerospace precision components manufacturer	First lien senior secured revolving loan	11.31% (2.00% PIK)	SOFR (Q)	8.50%	11/2017	11/2022		11.6	11.6	11.4	(2)(11)(14)
		First lien senior secured revolving loan	11.31% (2.00% PIK)	LIBOR (Q)	8.50%	7/2020	11/2023		0.9	0.9	0.9	(2)(11)
		First lien senior secured loan	11.31% (2.00% PIK)	LIBOR (Q)	8.50%	11/2017	11/2023		31.2	31.1	30.6	(2)(11)
		First lien senior secured loan	11.74% (2.00% PIK)	LIBOR (Q)	8.50%	10/2019	11/2023		11.9	11.9	11.6	(2)(11)
		First lien senior secured loan	11.31% (2.00% PIK)	LIBOR (Q)	8.50%	7/2018	11/2023		9.7	9.7	9.5	(2)(11)
		First lien senior secured loan	12.18% (2.00% PIK)	LIBOR (Q)	8.50%	2/2020	11/2023		7.8	7.8	7.6	(2)(11)
		First lien senior secured loan	11.31% (2.00% PIK)	LIBOR (Q)	8.50%	7/2020	11/2023		5.0	4.8	4.9	(2)(11)
										77.8	76.5
DFS Holding Company, Inc.	Distributor of maintenance, repair, and operations parts, supplies, and equipment to the foodservice industry	First lien senior secured loan	10.62% (1.50% PIK)	LIBOR (M)	7.50%	7/2017	8/2023		165.3	165.3	165.3	(11)
		First lien senior secured loan	10.62% (1.50% PIK)	LIBOR (M)	7.50%	5/2020	8/2023		6.5	6.5	6.5	(2)(11)
		First lien senior secured loan	10.62% (1.50% PIK)	LIBOR (M)	7.50%	3/2017	8/2023		4.3	4.3	4.3	(2)(11)
										176.1	176.1
Dynamic NC Aerospace Holdings, LLC and Dynamic NC Investment Holdings, LP (15)	Provider of aerospace technology and equipment	First lien senior secured revolving loan	9.06%	LIBOR (M)	6.50%	12/2020	12/2025		1.4	1.4	1.4	(2)(11)
		First lien senior secured loan	10.17%	LIBOR (Q)	6.50%	12/2020	12/2026		25.7	25.7	25.4	(2)(11)
		Common units				12/2020		9,773,000		9.8	8.3
										36.9	35.1
EPS NASS Parent, Inc. (15)	Provider of maintenance and engineering services for electrical infrastructure	First lien senior secured revolving loan	9.40%	LIBOR (Q)	5.75%	4/2021	4/2026		0.6	0.6	0.6	(2)(11)(14)
		First lien senior secured loan	9.42%	LIBOR (Q)	5.75%	4/2021	4/2028		0.2	0.2	0.2	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										0.8	0.8
ESCP PPG Holdings, LLC (4)	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	Class A-1 units				8/2022		96,897		2.3	2.3	(2)
		Class A-2 units				12/2016		3,500		3.5	0.1
										5.8	2.4
Harvey Tool Company, LLC (15)	Manufacturer of cutting tools used in the metalworking industry	First lien senior secured revolving loan				10/2021	10/2027			—	—	(13)
		First lien senior secured loan	9.11%	LIBOR (Q)	5.50%	10/2021	10/2027		23.5	23.5	23.3	(2)(11)
										23.5	23.3
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation (5)	Provider of high-speed intelligent document scanning hardware and software	Senior subordinated loan	14.00%			1/2017	12/2023		16.6	16.5	16.6	(2)
		Series A preferred stock	8.00% PIK			1/2017		73,804,135		1.3	39.1
		Class A common stock				1/2017		48,082		—	0.2
		Class B common stock				1/2017		431,055		0.1	1.9
										17.9	57.8
Kene Acquisition, Inc. and Kene Holdings, L.P. (15)	National utility services firm providing engineering and consulting services to natural gas, electric power and other energy and industrial end markets	First lien senior secured revolving loan				8/2019	8/2024			—	—	(13)
		First lien senior secured loan	7.92%	LIBOR (Q)	4.25%	8/2019	8/2026		40.7	40.7	40.3	(2)(11)
		Class A units				8/2019		4,549,000		4.5	5.7	(2)
										45.2	46.0
Lower ACS, Inc. (15)	Provider of commercial HVAC equipment and services	First lien senior secured loan	8.87%	LIBOR (M)	5.75%	1/2022	1/2028		5.4	5.4	5.4	(2)(11)
LTG Acquisition, Inc.	Designer and manufacturer of display, lighting and passenger communication systems for mass transportation markets	Class A membership units				1/2017		5,000		5.1	—
Maverick Acquisition, Inc. (15)	Manufacturer of precision machined components for defense and high-tech industrial platforms	First lien senior secured loan	9.92%	LIBOR (Q)	6.25%	6/2021	6/2027		27.7	27.7	25.7	(2)(11)
MB Aerospace Holdings II Corp.	Aerospace engine components manufacturer	First lien senior secured loan	7.17%	LIBOR (Q)	3.50%	6/2021	1/2025		12.1	11.5	11.1	(2)(11)
		Second lien senior secured loan	12.67%	LIBOR (Q)	9.00%	1/2018	1/2026		68.4	68.4	65.7	(2)(11)
		Second lien senior secured loan	12.67%	LIBOR (Q)	9.00%	5/2019	1/2026		23.6	23.6	22.7	(2)(11)
										103.5	99.5
NCWS Intermediate, Inc. and NCWS Holdings LP (15)	Manufacturer and supplier of car wash equipment, parts and supplies to the conveyorized car wash market	First lien senior secured loan	9.12%	LIBOR (M)	6.00%	11/2021	12/2026		147.2	147.2	145.8	(2)(11)
		First lien senior secured loan	9.12%	LIBOR (M)	6.00%	12/2020	12/2026		0.2	0.2	0.2	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Class A-2 common units				12/2020		12,296,000		12.9	17.5	(2)
										160.3	163.5
Osmose Utilities Services, Inc. and Pine Intermediate Holding LLC	Provider of structural integrity management services to transmission and distribution infrastructure	Second lien senior secured loan	9.87%	LIBOR (M)	6.75%	6/2021	6/2029		55.3	55.3	51.9	(2)(11)
Precinmac (US) Holdings Inc., Trimaster Manufacturing Inc. and Blade Group Holdings, LP.	Manufacturer of high-tolerance precision machined components and assemblies for the aerospace and defense industry	First lien senior secured loan	9.03%	LIBOR (M)	6.00%	8/2021	8/2027		13.8	13.8	13.6	(2)(6)(11)
		First lien senior secured loan	9.03%	SOFR (M)	6.00%	4/2022	8/2027		4.0	4.0	4.0	(2)(6)(11)
		First lien senior secured loan	9.03%	LIBOR (M)	6.00%	8/2021	10/2022		13.8	13.8	13.7	(2)(6)(11)
		Class A units				8/2021		88,420		13.4	23.8	(2)
										45.0	55.1
Prime Buyer, L.L.C. (15)	Provider of track systems, cabs, hulls, doors, and various armored components for defense/military vehicle applications	First lien senior secured revolving loan	10.50%	Base Rate (Q)	4.25%	5/2022	12/2026		1.3	0.8	1.3	(2)(11)
		First lien senior secured revolving loan	7.40%	SOFR (Q)	5.25%	5/2022	12/2026		0.7	0.4	0.6	(2)(11)
										1.2	1.9
Radius Aerospace, Inc. and Radius Aerospace Europe Limited (15)	Metal fabricator in the aerospace industry	First lien senior secured revolving loan	7.94%	LIBOR (M)	5.75%	11/2019	3/2025		0.2	0.2	0.2	(2)(6)(11)
		First lien senior secured revolving loan	8.80%	LIBOR (M)	5.75%	3/2019	3/2025		0.7	0.7	0.7	(2)(6)(11)
										0.9	0.9
Sunk Rock Foundry Partners LP, Hatteras Electrical Manufacturing Holding Company and Sigma Electric Manufacturing Corporation, Diecast Beacon (15)	Manufacturer of metal castings, precision machined components and sub-assemblies in the electrical products, power transmission and distribution and general industrial markets	First lien senior secured revolving loan				10/2017	10/2022			—	—	(13)

										818.9	854.0		9.05%
Consumer Durables & Apparel
Badger Sportswear Acquisition, Inc.	Provider of team uniforms and athletic wear	Second lien senior secured loan	12.12%	LIBOR (M)	9.00%	9/2016	3/2024		56.8	56.8	56.8	(2)(11)
Bowhunter Holdings, LLC	Provider of branded archery and bowhunting accessories	Common units				4/2014		421		4.2	—
Centric Brands LLC and Centric Brands GP LLC (15)	Designer, marketer and distributor of licensed and owned apparel	First lien senior secured revolving loan	8.63%	LIBOR (Q)	5.75%	5/2020	10/2024		7.4	7.4	7.1	(2)(11)
		First lien senior secured loan	11.80% PIK	SOFR (Q)	9.00%	10/2018	10/2025		74.2	74.1	71.2	(2)(11)
		Membership interests				10/2018		279,392		2.9	6.1	(2)
										84.4	84.4
DRS Holdings III, Inc. and DRS Holdings I, Inc. (15)	Footwear and orthopedic foot-care brand	First lien senior secured loan	8.87%	LIBOR (M)	5.75%	11/2019	11/2025		28.9	28.9	28.1	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	8.87%	LIBOR (M)	5.75%	6/2021	11/2025		26.7	26.7	25.9	(2)(11)
		Common stock				11/2019		8,549		8.5	8.4	(2)
										64.1	62.4
Implus Footcare, LLC	Provider of footwear and other accessories	First lien senior secured loan	11.67% (0.25% PIK)	LIBOR (Q)	8.00%	6/2017	4/2024		117.0	117.0	105.3	(2)(11)
		First lien senior secured loan	11.67% (0.25% PIK)	LIBOR (Q)	8.00%	7/2018	4/2024		5.0	5.0	4.5	(2)(11)
		First lien senior secured loan	11.67% (0.25% PIK)	LIBOR (Q)	8.00%	6/2016	4/2024		1.3	1.3	1.1	(2)(11)
										123.3	110.9
Johnnie-O Inc. and Johnnie-O Holdings Inc.	Apparel retailer	First lien senior secured loan	9.99% (4.50% PIK)	SOFR (Q)	6.50%	3/2022	3/2027		19.2	18.3	18.6	(2)(11)
		Series A convertible preferred stock				3/2022		144,211		4.2	4.5	(2)
		Warrant to purchase units of common stock				3/2022	3/2032	76,491		1.0	2.2	(2)
										23.5	25.3
Lew's Intermediate Holdings, LLC (15)	Outdoor brand holding company	First lien senior secured revolving loan	7.13%	LIBOR (M)	4.25%	2/2021	2/2026		1.3	1.3	1.2	(2)
		First lien senior secured loan	7.90%	LIBOR (Q)	5.00%	2/2021	2/2028		1.0	1.0	0.9	(2)(11)
										2.3	2.1
New Era Cap, LLC	Sports apparel manufacturing company	First lien senior secured loan	8.46%	LIBOR (Q)	6.00%	1/2022	7/2027		28.1	28.1	28.1	(2)(11)
Pelican Products, Inc. (15)	Flashlights manufacturer	Second lien senior secured loan	11.92%	LIBOR (S)	7.75%	12/2021	12/2029		60.0	60.0	56.4	(2)(11)
Rawlings Sporting Goods Company, Inc. and Easton Diamond Sports, LLC	Sports equipment manufacturing company	First lien senior secured loan	10.42%	LIBOR (Q)	6.75%	12/2020	12/2026		49.8	49.8	49.8	(2)(11)
		First lien senior secured loan	10.42%	LIBOR (Q)	6.75%	11/2021	12/2026		0.1	0.1	0.1	(2)(11)
										49.9	49.9
Reef Lifestyle, LLC (15)	Apparel retailer	First lien senior secured revolving loan	9.48% (2.00% PIK)	LIBOR (M)	6.50%	10/2018	9/2022		33.4	33.4	32.8	(2)(11)(14)
		First lien senior secured revolving loan	9.62% (2.00% PIK)	LIBOR (M)	6.50%	7/2020	10/2024		0.8	0.7	0.8	(2)(11)
		First lien senior secured loan	9.57% (2.00% PIK)	LIBOR (Q)	6.50%	10/2018	10/2024		24.0	24.0	23.5	(2)(11)
		First lien senior secured loan	9.62% (2.00% PIK)	LIBOR (Q)	6.50%	7/2020	10/2024		1.2	1.2	1.2	(2)(11)
										59.3	58.3
S Toys Holdings LLC (fka The Step2 Company, LLC) (5)	Toy manufacturer	Class B common units				10/2014		126,278,000		—	0.2
		Common units				4/2011		1,116,879		—	—
		Warrant to purchase units				4/2010	12/2050	3,157,895		—	—
										—	0.2
SHO Holding I Corporation	Manufacturer and distributor of slip resistant footwear	Second lien senior secured loan				10/2015	10/2024		124.9	124.3	82.4	(2)(10)
Shock Doctor, Inc. and Shock Doctor Holdings, LLC (4)(15)	Developer, marketer and distributor of sports protection equipment and accessories	First lien senior secured revolving loan	10.25%	Base Rate (Q)	4.00%	5/2019	5/2024		0.2	0.2	0.2	(2)(11)(14)
		First lien senior secured loan	8.55%	LIBOR (Q)	5.00%	5/2019	5/2024		0.1	0.1	0.1	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Class A preferred units				3/2014		50,000		5.0	3.1	(2)
		Class C preferred units				4/2015		50,000		5.0	3.1	(2)
		Preferred units				5/2019		14,591		1.6	2.3
										11.9	8.8
SVP-Singer Holdings Inc. and SVP-Singer Holdings LP	Manufacturer of consumer sewing machines	First lien senior secured loan	10.42%	LIBOR (Q)	6.75%	7/2021	7/2028		44.6	43.5	39.2	(2)(11)
		Class A common units				7/2021		6,264,706		26.1	17.8	(2)
										69.6	57.0
Totes Isotoner Corporation and Totes Ultimate Holdco, Inc. (4)	Designer, marketer, and distributor of rain and cold weather products	First lien senior secured loan	9.12%	LIBOR (M)	6.00%	12/2019	12/2024		2.2	2.2	1.8	(2)(11)
		First lien senior secured loan	7.12%	LIBOR (M)	4.00%	12/2019	6/2024		1.6	1.6	1.5	(2)(11)
		Common stock				12/2019		861,000		6.0	—
										9.8	3.3
Varsity Brands Holding Co., Inc. and BCPE Hercules Holdings, LP	Leading manufacturer and distributor of textiles, apparel & luxury goods	First lien senior secured loan	6.62%	LIBOR (M)	3.50%	4/2020	12/2024		9.7	9.1	9.0	(2)(11)(18)
		Second lien senior secured loan	11.37%	LIBOR (M)	8.25%	12/2017	12/2025		122.7	122.7	121.5	(2)(11)
		Second lien senior secured loan	11.37%	LIBOR (M)	8.25%	7/2018	12/2025		21.1	21.1	20.9	(2)(11)
		Class A units				7/2018		1,400		1.4	1.1	(2)
										154.3	152.5

										925.8	838.8		8.89%
Automobiles & Components
Automotive Keys Group, LLC and Automotive Keys Investor, LLC	Provider of replacement wireless keys for automotive market	First lien senior secured loan	8.67%	LIBOR (Q)	5.00%	12/2021	12/2022		0.1	0.1	0.1	(2)(11)
		Preferred units	9.00% PIK			11/2020		4,113,113		4.9	3.2	(2)
		Class A common units				11/2020		4,113,113		—	—
										5.0	3.3
Continental Acquisition Holdings, Inc.	Distributor of aftermarket batteries to the electric utility vehicle, automotive, commercial, marine and industrial markets	First lien senior secured loan	10.42%	LIBOR (Q)	6.75%	1/2021	1/2027		36.2	36.2	35.5	(2)(11)
		First lien senior secured loan	10.42%	LIBOR (Q)	6.75%	12/2021	1/2027		5.4	5.4	5.3	(2)(11)
										41.6	40.8
Eckler Industries, Inc. and Eckler Purchaser LLC (5)(15)	Restoration parts and accessories provider for classic automobiles	First lien senior secured revolving loan				7/2012	11/2022		15.9	14.5	0.8	(2)(10)
		First lien senior secured loan				7/2012	11/2022		28.8	25.5	1.5	(2)(10)
		Class A common units				7/2012		67,972		16.4	—
										56.4	2.3
Faraday&Future Inc., FF Inc., Faraday SPE, LLC and Faraday Future Intelligent Electric Inc.	Electric vehicle manufacturer	Warrant to purchase units of Class A common stock				8/2021	8/2027	633,008		2.3	0.2	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Highline Aftermarket Acquisition, LLC, Highline Aftermarket SC Acquisition, Inc. and Highline PPC Blocker LLC (15)	Manufacturer and distributor of automotive fluids	First lien senior secured revolving loan	6.87%	LIBOR (M)	3.75%	11/2020	11/2025		1.0	1.0	0.9	(2)(14)
		First lien senior secured loan	7.62%	LIBOR (M)	4.50%	3/2022	11/2027		12.0	11.3	10.7	(2)(11)(18)
		Second lien senior secured loan	10.24%	LIBOR (Q)	8.00%	11/2020	11/2028		70.4	70.4	62.6	(2)(11)
		Co-invest units				11/2020		59,230		5.9	3.6	(2)
										88.6	77.8
Mac Lean-Fogg Company and MacLean-Fogg Holdings, L.L.C.	Manufacturer and supplier for the power utility and automotive markets worldwide	First lien senior secured loan	7.87%	LIBOR (M)	4.75%	12/2018	12/2025		84.9	84.8	84.9	(2)(11)
		Preferred units	13.75% (9.25% PIK)			10/2015		59,453		77.1	77.1	(2)
										161.9	162.0
Mavis Tire Express Services Topco Corp., Metis Holdco, Inc. and Metis Topco, LP (15)	Auto parts retailer	First lien senior secured revolving loan				5/2021	5/2026			—	—	(13)
		Series A preferred stock	7.00% PIK			5/2021		68,601		75.6	75.6	(2)
		Class A-1 units				5/2021		24,586		24.6	37.1	(2)
										100.2	112.7
McLaren Group Limited	Automobile manufacturer and retailer	Senior preference shares	12.50% PIK			8/2021	8/2028	200,000		23.7	25.0	(2)(6)
		Warrant to purchase units of ordinary shares				8/2021	8/2100	49,181		5.5	3.4	(2)(6)
		Warrant to purchase units of ordinary shares				8/2021	8/2100	13,776		1.6	0.9	(2)(6)
										30.8	29.3
SK SPV IV, LLC	Collision repair site operator	Series A common stock				8/2014		12,500		0.6	—
		Series B common stock				8/2014		12,500		0.6	—
										1.2	—
Sun Acquirer Corp. and Sun TopCo, LP (15)	Automotive parts and repair services retailer	First lien senior secured revolving loan	11.00%	Base Rate (Q)	4.75%	9/2021	9/2027		1.0	1.0	1.0	(2)(11)(14)
		First lien senior secured loan	8.57%	LIBOR (Q)	5.75%	9/2021	9/2028		43.3	43.3	42.0	(2)(11)
		First lien senior secured loan	8.56%	LIBOR (Q)	5.75%	11/2021	9/2028		15.3	15.3	14.9	(2)(11)
		Class A units				9/2021		79,687		8.0	9.3	(2)
										67.6	67.2
Wand Newco 3, Inc.	Collision repair company	Second lien senior secured loan	10.37%	LIBOR (M)	7.25%	2/2019	2/2027		182.6	180.8	178.9	(2)

										736.4	674.5		7.15%
Food & Beverage
American Seafoods Group LLC and American Seafoods Partners LLC	Harvester and processor of seafood	Class A units				8/2015		77,922		0.1	0.2	(2)
		Warrant to purchase units of Class A units				8/2015	8/2035	7,422,078		7.4	23.6	(2)
										7.5	23.8

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Berner Food & Beverage, LLC (15)	Supplier of dairy-based food and beverage products	First lien senior secured revolving loan	10.75%	Base Rate (Q)	4.50%	7/2021	9/2023		0.9	0.9	0.9	(2)(11)
Bragg Live Food Products, LLC and SPC Investment Co., L.P. (4)(15)	Health food company	First lien senior secured revolving loan	9.74%	LIBOR (Q)	7.00%	3/2019	12/2025		2.3	2.3	2.3	(2)(11)
		First lien senior secured loan	10.67%	LIBOR (Q)	7.00%	12/2020	12/2025		38.9	38.9	38.2	(2)(11)
		Common units				3/2019		14,850		11.5	9.9	(2)
										52.7	50.4
CHG PPC Parent LLC & PPC CHG Blocker LLC	Diversified food products manufacturer	Second lien senior secured loan	9.87%	LIBOR (M)	6.75%	12/2021	12/2029		94.6	94.6	89.9	(2)(11)
		Common units				12/2021		59		3.0	2.9	(2)
										97.6	92.8
Florida Food Products, LLC	Provider of plant extracts and juices	First lien senior secured loan	8.12%	LIBOR (M)	5.00%	10/2021	10/2028		14.3	14.0	13.8	(2)(11)
		First lien senior secured loan	8.03%	SOFR (M)	5.00%	6/2022	10/2028		0.4	0.4	0.4	(2)(11)
		Second lien senior secured loan	11.12%	LIBOR (M)	8.00%	10/2021	10/2029		71.8	71.8	69.6	(2)(11)
										86.2	83.8
GF Parent LLC	Producer of low-acid, aseptic food and beverage products	Class A preferred units				5/2015		2,940		2.9	—
		Class A common units				5/2015		60,000		0.1	—
		Class B common units				5/2015		0.26		—	—
										3.0	—
Gotham Greens Holdings, PBC (15)	Producer of vegetables and culinary herbs for restaurants and retailers	First lien senior secured loan	10.18%	SOFR (Q)	7.38%	6/2022	12/2026		17.7	17.7	17.5	(2)(11)
		Series E-1 preferred stock	6.00% PIK			6/2022		166,059		14.2	14.2	(2)
		Warrant to purchase shares of Series E-1 preferred stock				6/2022	6/2032	43,154		—	—
										31.9	31.7
Hometown Food Company (15)	Food distributor	First lien senior secured revolving loan	8.12%	LIBOR (M)	5.00%	8/2018	8/2023		0.7	0.7	0.7	(2)(11)(14)
KC Culinarte Intermediate, LLC	Manufacturer of fresh refrigerated and frozen food products	First lien senior secured loan	6.87%	LIBOR (M)	3.75%	1/2020	8/2025		28.9	28.7	27.4	(11)
		Second lien senior secured loan	10.87%	LIBOR (M)	7.75%	8/2018	8/2026		35.7	35.7	32.8	(2)(11)
										64.4	60.2
KNPC HoldCo, LLC	Producer of trail mix and mixed nut snack products	First lien senior secured loan	8.47%	SOFR (Q)	5.50%	4/2022	4/2028		5.6	5.6	5.5	(11)
Manna Pro Products, LLC (15)	Manufacturer and supplier of specialty nutrition and care products for animals	First lien senior secured revolving loan	9.02%	LIBOR (M)	6.00%	12/2020	12/2026		5.1	5.1	4.9	(2)(11)
RB Holdings InterCo, LLC (15)	Manufacturer of pet food and treats	First lien senior secured revolving loan	7.83%	SOFR (Q)	5.00%	5/2022	5/2028		1.4	1.4	1.4	(2)(11)
		First lien senior secured loan	7.71%	SOFR (Q)	5.00%	5/2022	5/2028		11.5	11.5	11.3	(2)(11)
										12.9	12.7
RF HP SCF Investor, LLC	Branded specialty food company	Membership interest				12/2016		10.08%		12.5	25.3	(2)(6)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Teasdale Foods, Inc. and Familia Group Holdings Inc.	Provider of beans, sauces and hominy to the retail, foodservice and wholesale channels	First lien senior secured loan	9.88% (0.40% PIK)	LIBOR (Q)	7.00%	12/2020	12/2025		75.8	75.8	65.1	(2)(11)
		Warrant to purchase units of common stock				2/2019	2/2034	57,827		—	—
										75.8	65.1
Triton Water Holdings, Inc.	Producer and provider of bottled water brands	First lien senior secured loan	7.17%	LIBOR (Q)	3.50%	3/2021	3/2028		1.0	1.0	0.9	(2)(11)(18)
		Senior subordinated loan	6.25%			3/2021	4/2029		0.1	0.1	0.1	(2)(18)
										1.1	1.0
Watermill Express, LLC and Watermill Express Holdings, LLC (15)	Owner and operator of self-service water and ice stations	First lien senior secured revolving loan				4/2021	4/2027			—	—	(13)
		First lien senior secured loan	9.17%	LIBOR (Q)	5.50%	4/2021	4/2027		19.3	19.3	19.3	(2)(11)
		Class A units	8.00% PIK			4/2021		282,200		3.2	2.9
										22.5	22.2
Winebow Holdings, Inc. and The Vintner Group, Inc.	Importer and distributor of wine	First lien senior secured loan	9.37%	LIBOR (M)	6.25%	4/2021	7/2025		28.1	28.1	27.8	(2)(11)

										508.5	508.8		5.39%
Pharmaceuticals, Biotechnology & Life Sciences
Abzena Holdings, Inc. and Astro Group Holdings Ltd. (15)	Organization providing discovery, development and manufacturing services to the pharmaceutical and biotechnology industries	First lien senior secured loan	13.69% (5.75% PIK)	LIBOR (Q)	10.50%	5/2021	5/2026		46.2	46.2	46.2	(2)(6)(11)
		First lien senior secured loan	11.01% (5.51% PIK)	LIBOR (Q)	9.50%	5/2021	5/2026		13.9	13.9	13.9	(2)(6)(11)
		A ordinary shares				5/2021		2,476,744		5.7	6.5	(2)(6)
										65.8	66.6
Alcami Corporation and ACM Holdings I, LLC (15)	Outsourced drug development services provider	First lien senior secured loan	7.37%	LIBOR (M)	4.25%	7/2018	7/2025		29.0	28.9	29.0	(2)
		Second lien senior secured loan	11.12%	LIBOR (M)	8.00%	7/2018	7/2026		77.5	77.1	77.5	(2)
		Common units				7/2018		4,347,590		41.3	44.9	(2)
										147.3	151.4
Amryt Pharmaceuticals, Inc.	Biopharmaceutical company dedicated to acquiring, developing and commercializing novel therapeutics	First lien senior secured loan	8.98%	SOFR (Q)	6.75%	2/2022	2/2027		12.7	12.7	12.7	(2)(6)(11)
Athyrium Buffalo LP	Biotechnology company engaging in the development, manufacture, and commercialization of novel neuromodulators	Limited partnership interests				6/2022		7,628,966		7.7	7.7	(2)(6)
Cobalt Buyer Sub, Inc., Cobalt Holdings I, LP, and Cobalt Intermediate I, Inc. (15)	Provider of biological products to life science and pharmaceutical companies	First lien senior secured revolving loan	8.37%	LIBOR (M)	5.25%	10/2021	10/2027		2.5	2.5	2.4	(2)(11)
		First lien senior secured loan	8.37%	LIBOR (M)	5.25%	10/2021	10/2028		15.8	15.8	15.3	(11)
		First lien senior secured loan	8.37%	LIBOR (M)	5.25%	10/2021	10/2028		14.5	14.5	14.1	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Preferred units	8.00% PIK			10/2021	10/2051	3,020		3.3	0.3	(2)
		Series A preferred shares	13.75% PIK	LIBOR (Q)	10.00%	10/2021		60,236		67.3	67.3	(2)
		Class A common units				10/2021		30,500		—	3.5	(2)
										103.4	102.9
Covaris Intermediate 3, LLC & Covaris Parent, LLC (15)	Provider of advanced pre-analytical sample preparation technologies for life and analytical science	First lien senior secured revolving loan	8.37%	LIBOR (M)	5.25%	1/2022	1/2028		1.5	1.5	1.5	(2)(11)
		First lien senior secured loan	7.56%	LIBOR (Q)	4.75%	1/2022	1/2028		8.7	8.7	8.7	(2)(11)
		Class A-2 units				1/2022		4,772		4.8	5.8
										15.0	16.0
NMC Skincare Intermediate Holdings II, LLC (15)	Developer, manufacturer and marketer of skincare products	First lien senior secured loan	7.81%	LIBOR (Q)	5.00%	10/2018	10/2024		32.0	32.0	31.1	(2)(11)
		First lien senior secured loan	7.07%	LIBOR (Q)	5.00%	5/2022	11/2022		4.7	4.7	4.6	(2)(11)
										36.7	35.7
North American Science Associates, LLC, Cardinal Purchaser LLC and Cardinal Topco Holdings, L.P.	Contract research organization providing research and development and testing of medical devices	First lien senior secured loan	9.11%	LIBOR (Q)	5.75%	9/2020	9/2027		47.7	47.7	47.7	(2)(11)
		First lien senior secured loan	9.11%	LIBOR (Q)	5.75%	2/2021	9/2027		2.5	2.5	2.5	(2)(11)
		First lien senior secured loan	9.11%	LIBOR (Q)	5.75%	12/2020	9/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	9.11%	LIBOR (Q)	5.75%	9/2021	9/2027		0.1	0.1	0.1	(2)(11)
		Class A preferred units	8.00% PIK			9/2020		13,528		15.9	35.9	(2)
										66.3	86.3
TerSera Therapeutics LLC (15)	Acquirer and developer of specialty therapeutic pharmaceutical products	First lien senior secured loan	9.27%	LIBOR (Q)	5.60%	5/2017	3/2025		5.0	5.0	5.0	(2)(11)
		First lien senior secured loan	7.85%	LIBOR (Q)	5.60%	9/2018	3/2025		2.1	2.1	2.1	(2)(11)
		First lien senior secured loan	9.27%	LIBOR (Q)	5.60%	4/2019	3/2025		1.8	1.8	1.8	(2)(11)
										8.9	8.9
Verista, Inc. (15)	Provides systems consulting for compliance, automation, validation, and packaging solutions to the healthcare sector	First lien senior secured revolving loan	9.24%	LIBOR (Q)	6.00%	5/2022	2/2027		1.1	0.7	1.1	(2)(11)
		First lien senior secured loan	8.74%	LIBOR (Q)	6.00%	5/2022	2/2027		0.8	0.8	0.8	(2)(11)
										1.5	1.9
Vertice Pharma UK Parent Limited	Manufacturer and distributor of generic pharmaceutical products	Preferred shares				12/2015		40,662		—	—	(6)

										465.3	490.1		5.19%
Retailing and Distribution
Atlas Intermediate III, L.L.C. (15)	Specialty chemicals distributor	First lien senior secured revolving loan	8.49%	LIBOR (M)	5.50%	4/2019	4/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	8.57%	LIBOR (Q)	5.50%	3/2022	4/2025		0.1	0.1	0.1	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	8.57%	LIBOR (Q)	5.50%	11/2021	4/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	8.57%	LIBOR (Q)	5.50%	3/2021	4/2025		0.2	0.2	0.2	(2)(11)
										0.5	0.5
Bamboo Purchaser, Inc.	Provider of nursery, garden, and greenhouse products	First lien senior secured loan	9.50%	LIBOR (Q)	6.00%	11/2021	11/2027		42.9	42.9	42.5	(2)(11)
Display Holding Company, Inc., Saldon Holdings, Inc. and Fastsigns Holdings Inc. (15)	Provider of visual communications solutions	First lien senior secured loan	8.77%	LIBOR (M)	5.65%	3/2019	3/2025		15.9	15.9	15.9	(2)(11)
		First lien senior secured loan	8.77%	LIBOR (M)	5.65%	6/2021	3/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	8.77%	LIBOR (M)	5.65%	8/2019	3/2025		0.1	0.1	0.1	(2)(11)
		Common units				3/2019		600		0.6	1.1	(2)
										16.7	17.2
GPM Investments, LLC and ARKO Corp.	Convenience store operator	Common stock				12/2020		2,088,478		19.8	25.5
		Warrant to purchase units of common stock				12/2020	12/2025	1,088,780		1.6	1.9	(2)
										21.4	27.4
Marcone Yellowstone Buyer Inc. and Marcone Yellowstone Holdings, LLC (15)	Distributor of OEM appliance aftermarket parts	First lien senior secured loan	9.08%	LIBOR (Q)	5.50%	6/2021	6/2028		30.9	30.9	30.5	(2)(11)
		First lien senior secured loan	9.14%	LIBOR (Q)	5.50%	12/2021	6/2028		7.4	7.4	7.3	(2)(11)
		Class A common units				6/2021		5,578		5.8	11.8	(2)
										44.1	49.6
McKenzie Creative Brands, LLC (15)	Designer, manufacturer and distributor of hunting-related supplies	First lien senior secured revolving loan	8.79%	LIBOR (M)	5.75%	9/2014	9/2023		1.9	1.9	1.9	(2)(11)
		First lien senior secured loan	9.43%	LIBOR (Q)	5.75%	9/2014	9/2023		84.5	84.5	83.7	(2)(8)(11)
		First lien senior secured loan	9.43%	LIBOR (Q)	5.75%	9/2014	9/2023		5.5	5.5	5.4	(2)(11)
										91.9	91.0
Monolith Brands Group, Inc.	E-commerce platform focused on consolidating DTC branded businesses	Series A-1 preferred stock				4/2022		701,255		15.5	15.5	(2)
Moon Valley Nursery of Arizona Retail, LLC, Moon Valley Nursery Farm Holdings, LLC, Moon Valley Nursery RE Holdings LLC, and Stonecourt IV Partners, LP (15)	Operator of retail and wholesale tree and plant nurseries	First lien senior secured loan	8.87%	LIBOR (M)	5.75%	10/2021	10/2027		77.4	77.4	77.4	(2)(11)
		Limited partnership interests				10/2021		21,939,151		21.1	24.0
										98.5	101.4
North Haven Falcon Buyer, LLC and North Haven Falcon Holding Company, LLC (15)	Manufacturer of aftermarket golf cart parts and accessories	First lien senior secured loan	8.01%	LIBOR (S)	6.00%	5/2021	5/2027		21.7	21.7	20.9	(2)(11)
		First lien senior secured loan	8.67%	LIBOR (Q)	6.50%	5/2021	5/2027		3.6	3.6	3.5	(2)(11)
		Class A units				5/2021		50,000		5.0	3.0
										30.3	27.4

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Reddy Ice LLC (15)	Packaged ice manufacturer and distributor	First lien senior secured revolving loan				7/2019	7/2024			—	—	(13)
		First lien senior secured loan	8.79%	LIBOR (Q)	6.50%	7/2019	7/2025		61.4	61.4	60.8	(2)(11)
		First lien senior secured loan	8.79%	LIBOR (Q)	6.50%	10/2021	7/2025		12.9	12.9	12.8	(2)(11)
		First lien senior secured loan	8.79%	LIBOR (Q)	6.50%	11/2020	7/2025		4.3	4.3	4.2	(2)(11)
										78.6	77.8
SCIH Salt Holdings Inc. (15)	Salt and packaged ice melt manufacturer and distributor	First lien senior secured revolving loan				3/2020	3/2025			—	—	(13)
US Salt Investors, LLC and Emerald Lake Pearl Acquisition-A, L.P. (15)	Producer and packager of compressed, household, and packaged salt	First lien senior secured loan	9.17%	LIBOR (Q)	5.50%	7/2021	7/2028		26.4	26.4	25.4	(2)(11)
		Limited partner interests				7/2021		0.40%		0.8	0.5	(2)
										27.2	25.9

										467.6	476.2		5.05%
Media & Entertainment
Aventine Intermediate LLC & Aventine Holdings II LLC (15)	Media and production company	First lien senior secured loan	9.04% (4.00% PIK)	LIBOR (M)	6.00%	12/2021	6/2027		9.3	9.3	9.2	(2)(11)
		Senior subordinated loan	10.25% PIK			12/2021	12/2030		37.5	37.5	36.4	(2)
										46.8	45.6
Axiomatic, LLC	Premiere e-sports and video game investment platform	Class A-1 units				5/2022		500,000		5.0	5.0
CMW Parent LLC (fka Black Arrow, Inc.)	Multiplatform media firm	Series A units				9/2015		32		—	—
Global Music Rights, LLC (15)	Music right management company	First lien senior secured loan	9.17%	LIBOR (Q)	5.50%	8/2021	8/2028		0.1	0.1	0.1	(2)(11)
MailSouth, Inc.	Provider of shared mail marketing services	First lien senior secured loan				5/2022	4/2024		8.8	5.9	4.5	(2)(10)
Miami Beckham United LLC	American professional soccer club	Class A preferred units	8.50% PIK			9/2021		85,000		92.7	92.7
OUTFRONT Media Inc.	Provider of out-of-home advertising	Series A convertible perpetual preferred stock	7.00%			4/2020		25,000		25.1	32.6	(2)(6)
Padres L.P. (15)	Sports and entertainment	First lien senior secured loan	8.06%	LIBOR (M)	5.00%	3/2021	3/2027		92.8	92.8	92.8	(2)(11)
Production Resource Group, L.L.C. and PRG III, LLC (4)	Provider of rental equipment, labor, production management, scenery, and other products to various entertainment end-markets	First lien senior secured loan	11.49% (6.50% PIK)	LIBOR (M)	8.50%	8/2018	8/2024		38.3	38.3	38.3	(2)(11)
		First lien senior secured loan	10.49% (6.04% PIK)	LIBOR (M)	7.50%	7/2020	8/2024		15.3	15.2	15.3	(2)(11)
		First lien senior secured loan	11.10% (6.00% PIK)	LIBOR (Q)	7.50%	8/2021	8/2024		7.5	7.5	7.5	(2)(11)
		First lien senior secured loan	11.17% (2.50% PIK)	LIBOR (Q)	7.50%	6/2021	8/2024		0.8	0.8	0.8	(2)(11)
		Class A units				10/2020		113,617		4.9	34.6	(2)
										66.7	96.5

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Professional Fighters League, LLC and PFL MMA, Inc.	Mixed martial arts league	First lien senior secured loan	12.00% PIK			1/2021	1/2026		16.6	15.5	15.8	(2)
		Series E preferred stock				4/2022		219,035		0.7	0.7	(2)
		Warrant to purchase shares of common stock				1/2021	1/2027	3,223,122		1.8	2.7	(2)
										18.0	19.2
Storm Investment S.a.r.l.	Spanish futbol club	First lien senior secured loan	3.75%			6/2021	6/2029		60.5	73.6	60.5	(2)(6)
		Class A redeemable shares				6/2021		3,297,791		1.6	1.8	(2)(6)
		Class B redeemable shares				6/2021		3,297,791		1.6	1.8	(2)(6)
		Class C redeemable shares				6/2021		3,297,791		1.6	1.8	(2)(6)
		Class D redeemable shares				6/2021		3,297,791		1.6	1.8	(2)(6)
		Class E redeemable shares				6/2021		3,297,791		1.6	1.8	(2)(6)
		Class F redeemable shares				6/2021		3,297,791		1.6	1.8	(2)(6)
		Class G redeemable shares				6/2021		3,297,791		1.6	1.8	(2)(6)
		Class H redeemable shares				6/2021		3,297,791		1.6	1.8	(2)(6)
		Class I redeemable shares				6/2021		3,297,791		1.6	1.8	(2)(6)
		Ordinary shares				6/2021		3,958		—	—	(2)(6)
										88.0	76.7
The Teaching Company Holdings, Inc.	Education publications provider	Preferred stock				9/2006		10,663		1.1	3.1	(2)
		Common stock				9/2006		15,393		—	—
										1.1	3.1

										442.2	468.8		4.97%
Energy
Calyx Energy III, LLC	Oil and gas exploration company	First lien senior secured loan	11.15%	SOFR (M)	8.11%	8/2022	1/2027		60.6	60.6	60.6	(2)(11)
Cheyenne Petroleum Company Limited Partnership, CPC 2001 LLC and Mill Shoals LLC	Private oil exploration and production company	Second lien senior secured loan	12.67%	LIBOR (Q)	9.00%	7/2019	1/2024		63.1	63.1	63.1	(2)(11)
GNZ Energy Bidco Limited and Galileo Co-investment Trust I (15)	Independent fuel provider in New Zealand	First lien senior secured loan	10.65%	BBSY (Q)	6.75%	5/2022	7/2027		27.3	30.5	26.8	(2)(6)(11)
		Common units				7/2022		17,616,667		10.9	9.9	(2)(6)
										41.4	36.7
Halcon Holdings, LLC (15)	Operator of development, exploration, and production oil company	First lien senior secured loan	10.67%	LIBOR (Q)	7.00%	11/2021	11/2025		10.5	10.2	10.5	(2)
Murchison Oil and Gas, LLC and Murchison Holdings, LLC (15)	Exploration and production company	First lien senior secured loan	12.20%	SOFR (Q)	8.50%	6/2022	6/2026		75.5	75.5	75.5	(2)(11)
		Preferred units	8.00% PIK			6/2022		41,000		41.0	45.1

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										116.5	120.6
Offen, Inc. (15)	Distributor of fuel, lubricants, diesel exhaust fluid, and premium additives	First lien senior secured loan	8.50%	LIBOR (S)	5.00%	5/2022	6/2026		1.4	1.5	1.4	(2)
SilverBow Resources, Inc.	Oil and gas producer	Common stock				6/2022		1,015,215		28.8	27.3	(2)(6)(18)
VPROP Operating, LLC and V SandCo, LLC (5)	Sand-based proppant producer and distributor to the oil and natural gas industry	First lien senior secured loan	12.06% PIK	LIBOR (M)	9.50%	3/2017	11/2024		27.3	27.3	27.3	(2)(11)
		First lien senior secured loan	12.06% PIK	LIBOR (M)	9.50%	11/2020	11/2024		9.4	9.4	9.4	(2)(11)
		First lien senior secured loan	12.06% PIK	LIBOR (M)	9.50%	6/2020	11/2024		6.0	6.0	6.0	(2)(11)
		Class A units				11/2020		347,900		32.8	64.3	(2)
										75.5	107.0

										397.6	427.2		4.53%
Food & Staples Retailing
Balrog Acquisition, Inc., Balrog Topco, Inc. and Balrog Parent, L.P.	Manufacturer and distributor of specialty bakery ingredients	Second lien senior secured loan	10.07%	LIBOR (Q)	7.00%	9/2021	9/2029		29.5	29.5	28.9	(2)(11)
		Class A preferred units	8.00% PIK			9/2021	8/2051	5,484		6.0	8.0	(2)
		Series A preferred shares	11.00% PIK			9/2021	8/2051	21,921		24.7	23.2	(2)
										60.2	60.1
Continental Café, LLC and Infinity Ovation Yacht Charters, LLC (15)	Diversified contract food service provider	First lien senior secured loan	10.12%	LIBOR (M)	7.00%	11/2021	11/2027		0.1	0.1	0.1	(2)(11)
DecoPac, Inc. and KCAKE Holdings Inc. (15)	Supplier of cake decorating solutions and products to in-store bakeries	First lien senior secured revolving loan	9.67%	LIBOR (Q)	6.00%	5/2021	5/2026		14.1	14.1	14.0	(2)(11)
		First lien senior secured loan	10.17% (0.50% PIK)	LIBOR (Q)	6.50%	5/2021	5/2028		148.9	148.9	147.3	(2)(11)
		Common stock				5/2021		9,599		9.6	9.3	(2)
										172.6	170.6
FS Squared Holding Corp. and FS Squared, LLC (15)	Provider of on-site vending and micro market solutions	First lien senior secured revolving loan				3/2019	3/2024			—	—	(13)
		First lien senior secured loan	8.28%	LIBOR (M)	5.25%	3/2019	3/2025		0.1	0.1	0.1	(2)(11)
		Class A units				3/2019		113,219		11.1	28.2	(2)
										11.2	28.3
JWC/KI Holdings, LLC	Foodservice sales and marketing agency	Membership units				11/2015		5,000		5.0	7.7	(2)
SFE Intermediate Holdco LLC (15)	Provider of outsourced foodservice to K-12 school districts	First lien senior secured revolving loan	7.90%	SOFR (M)	4.75%	7/2017	7/2025		6.4	6.4	6.4	(11)
		First lien senior secured loan	8.45%	SOFR (Q)	4.75%	9/2018	7/2026		10.1	10.1	10.1	(2)(11)
		First lien senior secured loan	8.45%	SOFR (Q)	4.75%	7/2017	7/2026		6.2	6.2	6.2	(2)(11)
		First lien senior secured loan	8.30%	SOFR (Q)	4.75%	3/2022	7/2026		0.4	0.4	0.4	(2)(11)
										23.1	23.1
VCP-EDC Co-Invest, LLC	Distributor of foodservice equipment and supplies	Membership units				6/2017		2,970,000		2.8	3.5

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
ZB Holdco LLC & ZB Parent LLC (15)	Distributor of Mediterranean food and beverages	First lien senior secured revolving loan				2/2022	2/2028			—	—	(13)
		First lien senior secured loan	7.63%	LIBOR (Q)	4.75%	2/2022	2/2028		1.4	1.4	1.4	(2)(11)
		Series A units				2/2022		4,699		4.7	5.3
										6.1	6.7

										281.1	300.1		3.18%
Materials
ASP-r-pac Acquisition CO LLC and ASP-r-pac Holdings LP (15)	Manufacturer and supplier of printed packaging and trimmings	First lien senior secured loan	9.67%	LIBOR (Q)	6.00%	12/2021	12/2027		0.1	0.1	0.1	(2)(11)
		Class A units				12/2021		195,990		19.6	18.6	(2)
										19.7	18.7
Coyote Buyer, LLC (15)	Provider of specialty chemicals used in solid rocket motors for space launch and military missiles	First lien senior secured loan	8.81%	LIBOR (Q)	6.00%	5/2022	2/2026		0.8	0.8	0.7	(2)(11)
		First lien senior secured loan	11.67%	LIBOR (Q)	8.00%	5/2022	8/2026		0.2	0.2	0.2	(2)(11)
										1.0	0.9
Genomatica, Inc.	Developer of a biotechnology platform for the production of chemical products	Warrant to purchase units of Series D preferred stock				3/2013	3/2023	322,422		—	—
Halex Holdings, Inc. (5)	Manufacturer of flooring installation products	Common stock				1/2017		51,853		—	—
H-Food Holdings, LLC and Matterhorn Parent, LLC	Food contract manufacturer	First lien senior secured loan	6.21%	LIBOR (M)	3.69%	6/2022	5/2025		26.4	23.7	20.5	(2)(18)
		First lien senior secured loan	6.52%	LIBOR (M)	4.00%	7/2022	5/2025		3.3	3.0	2.6	(2)(18)
		First lien senior secured loan	7.52%	LIBOR (M)	5.00%	12/2021	5/2025		0.1	0.1	0.1	(2)(11)(18)
		Second lien senior secured loan	10.12%	LIBOR (M)	7.00%	11/2018	3/2026		73.0	73.0	61.3	(2)
		Common units				11/2018		5,827		5.8	3.9
										105.6	88.4
Nelipak Holding Company, Nelipak European Holdings Cooperatief U.A., KNPAK Holdings, LP and PAKNK Netherlands Treasury B.V. (15)	Manufacturer of thermoformed packaging for medical devices	First lien senior secured revolving loan	7.33%	LIBOR (M)	4.25%	7/2019	7/2024		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	4.50%	Euribor (Q)	4.50%	7/2019	7/2026		4.4	5.1	4.3	(2)(6)
		First lien senior secured loan	7.37%	LIBOR (M)	4.25%	7/2019	7/2026		14.9	14.9	14.6	(2)(6)(11)
		First lien senior secured loan	4.50%	Euribor (Q)	4.50%	8/2019	7/2026		1.4	1.6	1.4	(2)(6)
		Class A preferred units				7/2019		6,762,668		6.8	7.6	(2)(6)
										28.5	28.0
Novipax Buyer, L.L.C. and Novipax Parent Holding Company, L.L.C.	Developer and manufacturer of absorbent pads for food products	First lien senior secured loan	8.37%	LIBOR (Q)	5.25%	12/2020	12/2026		23.5	23.5	23.5	(2)(11)
		Class A preferred units	10.00% PIK			12/2020		4,772		5.2	9.9	(2)
		Class C units				12/2020		4,772		—	—
										28.7	33.4

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Plaskolite PPC Intermediate II LLC and Plaskolite PPC Blocker LLC	Manufacturer of specialized acrylic and polycarbonate sheets	First lien senior secured loan	6.81%	SOFR (Q)	4.00%	12/2018	12/2025		22.7	21.4	21.3	(2)(11)
		Second lien senior secured loan	10.16%	LIBOR (Q)	7.25%	12/2018	12/2026		55.0	55.0	51.7	(2)(11)
		Co-Invest units				12/2018		5,969		0.6	0.6	(2)
										77.0	73.6
Precision Concepts International LLC and Precision Concepts Canada Corporation (15)	Manufacturer of diversified packaging solutions and plastic injection molded products	First lien senior secured revolving loan	9.15%	LIBOR (Q)	5.50%	1/2019	1/2025		6.2	6.2	6.2	(2)(6)(11)
		First lien senior secured loan	9.15%	LIBOR (Q)	5.50%	1/2019	1/2026		14.7	14.7	14.7	(2)(6)(11)
		First lien senior secured loan	8.78%	SOFR (M)	5.75%	5/2022	1/2026		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	9.05%	LIBOR (Q)	5.50%	6/2021	1/2026		0.1	0.1	0.1	(2)(6)(11)
										21.1	21.1
SCI PH Parent, Inc.	Industrial container manufacturer, reconditioner and servicer	Series B shares				8/2018		11.4764		1.1	3.7	(2)

										282.7	267.8		2.84%
Technology Hardware & Equipment
Chariot Buyer LLC (15)	Provider of smart access solutions across residential and commercial properties	First lien senior secured revolving loan	6.62%	LIBOR (M)	3.50%	11/2021	11/2026		3.5	3.5	3.1	(2)
		Second lien senior secured loan	10.42%	LIBOR (Q)	6.75%	11/2021	11/2029		134.4	134.4	126.3	(2)(11)
										137.9	129.4
Everspin Technologies, Inc.	Designer and manufacturer of computer memory solutions	Warrant to purchase units of common stock				10/2016	10/2026	18,461		0.4	—
ITI Holdings, Inc. (15)	Provider of innovative software and equipment for motor vehicle agencies	First lien senior secured revolving loan	8.25%	SOFR (M)	5.50%	3/2022	3/2028		1.1	1.1	1.1	(2)(11)
		First lien senior secured revolving loan	10.75%	Base Rate (Q)	4.50%	3/2022	3/2028		0.7	0.7	0.7	(11)
		First lien senior secured loan	8.52%	SOFR (Q)	5.50%	3/2022	3/2028		38.2	38.2	37.9	(2)(11)
										40.0	39.7
Micromeritics Instrument Corp. (15)	Scientific instrument manufacturer	First lien senior secured revolving loan				12/2019	12/2025			—	—	(13)
		First lien senior secured loan	7.38%	LIBOR (Q)	4.50%	12/2019	12/2025		24.0	24.0	24.0	(2)(11)
										24.0	24.0
Repairify, Inc. and Repairify Holdings, LLC (15)	Provider of automotive diagnostics scans and solutions	Class A common units				6/2021		163,820		4.9	4.5	(2)
Wildcat BuyerCo, Inc. and Wildcat Parent, LP (15)	Provider and supplier of electrical components for commercial and industrial applications	First lien senior secured revolving loan				2/2020	2/2026			—	—	(13)
		First lien senior secured loan	9.30%	LIBOR (Q)	5.75%	2/2020	2/2026		18.0	18.0	18.0	(2)(11)
		First lien senior secured loan	8.91%	LIBOR (Q)	5.75%	5/2022	2/2026		0.2	0.2	0.2	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	9.38%	LIBOR (Q)	5.75%	11/2021	2/2026		0.2	0.2	0.2	(2)(11)
		Limited partnership interests				2/2020		17,655		1.8	4.7	(2)
										20.2	23.1

										227.4	220.7		2.34%
Transportation
Commercial Trailer Leasing, Inc. (15)	Trailer leasing company	First lien senior secured loan	8.90%	SOFR (Q)	6.25%	1/2021	1/2026		66.0	66.0	66.0	(2)(11)
		Second lien senior secured loan	13.00%			1/2021	1/2027		19.9	19.9	19.7	(2)
										85.9	85.7
Shur-Co Acquisition, Inc. and Shur-Co Holdco, Inc. (15)	Provider of tarp systems and accessories for trucks, trailers, carts, and specialty equipment used in the agriculture, construction and flatbed markets	First lien senior secured revolving loan	9.63%	LIBOR (Q)	6.00%	6/2021	6/2027		2.8	2.8	2.8	(11)
		First lien senior secured loan	9.68%	LIBOR (Q)	6.00%	6/2021	6/2027		26.8	26.8	26.8	(2)(11)
		First lien senior secured loan	9.68%	LIBOR (Q)	6.00%	6/2022	6/2027		0.1	0.1	0.1	(2)(11)
		Common stock				6/2021		7,599,000		7.6	12.7	(2)
										37.3	42.4

										123.2	128.1		1.36%
Education
ASP Dream Acquisition Co LLC	Provider of academic intervention and behavioral health services for children	First lien senior secured loan	7.38%	SOFR (M)	4.25%	5/2022	12/2028		—	—	—	(2)(11)
Excelligence Holdings Corp.	Developer, manufacturer and retailer of educational products	First lien senior secured loan	9.67% (4.50% PIK)	LIBOR (Q)	6.00%	4/2017	4/2023		9.1	9.1	9.1	(2)(11)
Flinn Scientific, Inc. and WCI-Quantum Holdings, Inc. (15)	Distributor of instructional products, services and resources	First lien senior secured revolving loan	8.30%	LIBOR (M)	5.50%	8/2018	8/2024		6.1	6.1	6.1	(2)(11)(14)
		First lien senior secured loan	8.02%	LIBOR (M)	5.50%	7/2017	8/2024		29.7	29.7	29.7	(2)(11)
		First lien senior secured loan	8.02%	LIBOR (M)	5.50%	8/2018	8/2024		1.1	1.1	1.1	(2)(11)
		Series A preferred stock				10/2014		1,272		0.7	1.4	(2)
										37.6	38.3
National College of Business and Technology Inc. & Leeds IV Advisors, Inc.	Private school operator	Senior preferred series A-1 shares				10/2015		151,056		98.1	40.9	(2)
		Series B preferred stock				8/2010		348,615		1.0	—
		Series B preferred stock				8/2010		1,401,385		4.0	—
		Series C preferred stock				6/2010		517,942		0.1	—
		Series C preferred stock				6/2010		1,994,644		0.5	—
		Common stock				6/2010		16		—	—
										103.7	40.9

										150.4	88.3		0.94%

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2022
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Household & Personal Products
CDI Holdings III Corp. and CDI Holdings I Corp. (15)	Provider of personal care appliances	First lien senior secured loan	9.42%	LIBOR (Q)	5.75%	12/2021	12/2027		3.8	3.8	3.7	(2)(11)
		Common stock				12/2021		6,149		6.1	4.6	(2)
										9.9	8.3
Foundation Consumer Brands, LLC	Pharmaceutical holding company of over the counter brands	First lien senior secured loan	8.43%	LIBOR (Q)	5.50%	2/2021	10/2026		13.0	12.8	13.0	(2)(11)
Premier Specialties, Inc. and RMCF V CIV XLIV, L.P. (15)	Manufacturer and supplier of natural fragrance materials and cosmeceuticals	First lien senior secured revolving loan	9.12%	LIBOR (M)	6.00%	8/2021	8/2027		1.4	1.4	1.3	(2)(11)
		First lien senior secured loan	9.12%	LIBOR (M)	6.00%	8/2021	8/2027		27.3	27.3	25.7	(2)(11)
		Limited partner interests				8/2021		4.58%		4.7	2.4	(2)
										33.4	29.4
Rug Doctor, LLC and RD Holdco Inc. (5)	Manufacturer and marketer of carpet cleaning machines	Second lien senior secured loan				1/2017	10/2026		23.9	22.1	9.9	(2)(10)
		Common stock				1/2017		458,596		14.0	—
		Warrant to purchase units of common stock				1/2017	12/2023	56,372		—	—
										36.1	9.9
Walnut Parent, Inc.	Manufacturer of natural solution pest and animal control products	First lien senior secured loan	8.56%	LIBOR (M)	5.50%	11/2020	11/2027		14.7	14.7	14.5	(2)(11)
		First lien senior secured loan	8.56%	LIBOR (M)	5.50%	4/2022	11/2027		0.1	0.1	0.1	(2)(11)
										14.8	14.6

										107.0	75.2		0.80%
Telecommunication Services
Aventiv Technologies, LLC and Securus Technologies Holdings, Inc.	Provider of inmate telecom solutions to corrections and law enforcement agencies	First lien senior secured loan	8.17%	LIBOR (Q)	4.50%	5/2022	11/2024		9.2	8.8	8.0	(2)(11)(18)
		Second lien senior secured loan	11.06%	LIBOR (Q)	8.25%	5/2022	11/2025		0.2	0.2	0.2	(2)(11)
										9.0	8.2
Emergency Communications Network, LLC (15)	Provider of mission critical emergency mass notification solutions	First lien senior secured revolving loan	10.70% (5.13% PIK)	SOFR (Q)	7.75%	6/2017	6/2024		6.7	6.7	6.1	(2)(11)
		First lien senior secured loan	10.33% (5.13% PIK)	LIBOR (Q)	7.75%	6/2017	6/2024		47.8	47.7	43.0	(2)(11)
										54.4	49.1

										63.4	57.3		0.61%

Total Investments										$21,468.5	$21,338.5		226.18%

Derivative Instruments

Forward currency contracts

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Appreciation / (Depreciation)
Forward currency contract	$203	CAD	262	Royal Bank of Canada	October 28, 2022	$13
Forward currency contract	$178	CAD	237	Royal Bank of Canada	October 19, 2022	7
Forward currency contract	$148		£123	Royal Bank of Canada	October 28, 2022	11
Forward currency contract	$137		€135	Royal Bank of Canada	October 28, 2022	5
Forward currency contract	$45	NZD	72	Royal Bank of Canada	October 28, 2022	4
Forward currency contract	$2	CAD	2	Royal Bank of Canada	October 28, 2022	—
Forward currency contract	$1		€1	Royal Bank of Canada	October 28, 2022	—
Total						$40
______________________________________________

(1)Other than the Company’s investments listed in footnote 5 below (subject to the limitations set forth therein), the Company does not “Control” any of its portfolio companies, for the purposes of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In general, under the Investment Company Act, the Company would “Control” a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. All of the Company’s portfolio company investments, which as of September 30, 2022 represented 226% of the Company’s net assets or 97% of the Company’s total assets, are subject to legal restrictions on sales.

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

(4)As defined in the Investment Company Act, the Company is deemed to be an “Affiliated Person” because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the nine months ended September 30, 2022 in which the issuer was an Affiliated Person of the Company (but not a portfolio company that the Company is deemed to Control) are as follows:

For the Nine Months Ended September 30, 2022										As of September 30, 2022
(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)	Fair Value
Apex Clean Energy TopCo, LLC	$9.1	$—	$—	$—	$—	$—	$—	$—	$46.7	$134.9
APG Intermediate Holdings Corporation and APG Holdings, LLC	—	0.1	—	0.7	—	—	—	—	(3.2)	21.6
Blue Wolf Capital Fund II, L.P.	—	—	—	—	—	—	—	—	(0.2)	0.1
Bragg Live Food Products, LLC and SPC Investment Co., L.P.	3.3	3.0	—	2.4	—	—	0.2	—	2.4	50.4
ESCP PPG Holdings, LLC	2.3	—	—	—	—	—	—	—	(2.6)	2.4
European Capital UK SME Debt LP	—	0.8	—	—	—	0.8	—	—	(2.4)	23.7
PCG-Ares Sidecar Investment, L.P.	—	—	—	—	—	—	—	—	(0.6)	0.7
PCG-Ares Sidecar Investment II, L.P.	—	—	—	—	—	—	—	—	4.2	15.3
Primrose Holding Corporation	—	—	4.6	—	—	—	—	28.9	(22.4)	—
Production Resource Group, L.L.C. and PRG III, LLC	2.5	0.2	—	4.5	0.1	—	—	—	33.8	96.5
Shock Doctor, Inc. and Shock Doctor Holdings, LLC	2.7	3.9	18.9	0.7	—	—	0.1	—	5.6	8.8
Sundance Energy Inc.	—	40.9	—	—	—	—	—	(22.6)	1.2	—
Totes Isotoner Corporation and Totes Ultimate Holdco, Inc.	—	—	—	0.1	—	—	—	—	(0.6)	3.3
	$19.9	$48.9	$23.5	$8.4	$0.1	$0.8	$0.3	$6.3	$61.9	$357.7

(5)As defined in the Investment Company Act, the Company is deemed to be both an “Affiliated Person” and “Control” this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the nine months ended September 30, 2022 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control are as follows:

For the Nine Months Ended September 30, 2022										As of September 30, 2022
(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)	Fair Value
Absolute Dental Group LLC and Absolute Dental Equity, LLC	$0.5	$3.0	$—	$4.3	$—	$—	$—	$—	$4.0	$67.4
ACAS Equity Holdings Corporation	—	—	—	—	—	—	—	—	—	0.4
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc.	—	—	—	—	—	—	—	—	—	—
CoLTs 2005-1 Ltd.	—	—	—	—	—	—	—	—	—	—
Eckler Industries, Inc. and Eckler Purchaser LLC	8.2	—	—	—	—	—	—	0.1	(29.1)	2.3
Halex Holdings, Inc.	—	—	—	—	—	—	—	—	—	—
HCI Equity, LLC	—	—	—	—	—	—	—	—	—	—
Heelstone Renewable Energy, LLC and Heelstone Renewable Energy Investors, LLC	95.4	—	—	5.0	1.7	—	—	—	32.6	191.5
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation	—	3.9	—	1.8	0.6	22.9	0.4	—	4.7	57.8
Ivy Hill Asset Management, L.P.	1,260.9	233.2	—	11.0	—	150.0	—	—	(5.2)	1,958.2
Joyce Lane Capital LLC and Joyce Lane Financing SPV LLC (fka Ciena Capital LLC)	—	0.3	—	0.1	—	—	—	—	—	—
Navisun LLC and Navisun Holdings LLC	—	131.0	—	0.4	—	0.1	—	19.0	(10.8)	—
Olympia Acquisition, Inc., Olympia TopCo, L.P. and Asclepius Holdings LLC	3.3	—	—	3.2	0.1	—	0.1	—	(3.4)	48.6
Potomac Intermediate Holdings II LLC	—	—	—	—	—	—	—	—	(15.9)	163.8
PS Operating Company LLC and PS Op Holdings LLC	4.3	2.7	—	1.0	—	—	0.1	—	(1.2)	25.4
Rug Doctor, LLC and RD Holdco Inc.	—	—	—	—	—	—	—	—	(11.2)	9.9
S Toys Holdings LLC (fka The Step2 Company, LLC)	—	—	—	—	—	—	—	—	0.7	0.2
Senior Direct Lending Program, LLC	163.0	29.3	—	104.5	10.3	—	4.5	—	—	1,121.0
Startec Equity, LLC	—	—	—	—	—	—	—	—	—	—
VPROP Operating, LLC and V SandCo, LLC	6.0	4.5	—	3.6	0.2	—	—	—	24.4	107.0
	$1,541.6	$407.9	$—	$134.9	$12.9	$173.0	$5.1	$19.1	$(10.4)	$3,753.5
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

(6)    This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets. Pursuant to Section 55(a) of the

Investment Company Act, 23% of the Company's total assets are represented by investments at fair value and other assets that are considered "non-qualifying assets" as of September 30, 2022.

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

(9)The Company sold a participating interest of approximately $79.3 in aggregate principal amount outstanding of the portfolio company’s first lien senior secured revolving loan. As the transaction did not qualify as a “true sale” in accordance with GAAP, the Company recorded a corresponding $79.3 secured borrowing, at fair value, included in “secured borrowings” in the accompanying consolidated balance sheet. As of September 30, 2022, the interest rate in effect for the secured borrowing was 10.06%.

(10)Loan was on non-accrual status as of September 30, 2022.

(11)Loan includes interest rate floor feature.

(12)In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from the SDLP’s loan portfolio, after expenses, which may result in a return to the Company greater than the contractual stated interest rate.

(13)As of September 30, 2022, no amounts were funded by the Company under this first lien senior secured revolving loan; however, there were letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 for further information on letters of credit commitments related to certain portfolio companies.

(14)As of September 30, 2022, in addition to the amounts funded by the Company under this first lien senior secured revolving loan, there were also letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 for further information on letters of credit commitments related to certain portfolio companies.

(15)As of September 30, 2022, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 7 for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Absolute Dental Group LLC and Absolute Dental Equity, LLC	$7.1	$(1.6)	$5.5	$—	$—	$5.5
Abzena Holdings, Inc. and Astro Group Holdings Ltd.	0.1	—	0.1	—	—	0.1
Accommodations Plus Technologies LLC and Accommodations Plus Technologies Holdings LLC	4.1	(4.1)	—	—	—	—
ADG, LLC and RC IV GEDC Investor LLC	13.7	(12.8)	0.9	—	—	0.9
Advarra Holdings, Inc.	0.4	—	0.4	—	—	0.4
AffiniPay Midco, LLC and AffiniPay Intermediate Holdings, LLC	45.6	—	45.6	—	—	45.6
AI Fire Buyer, Inc. and AI Fire Parent LLC	28.9	(0.4)	28.5	—	—	28.5
AIM Acquisition, LLC	1.8	—	1.8	—	—	1.8
Alcami Corporation and ACM Holdings I, LLC	29.0	—	29.0	—	—	29.0
American Residential Services L.L.C. and Aragorn Parent Holdings LP	4.5	—	4.5	—	—	4.5
Anaplan, Inc.	1.4	—	1.4	—	—	1.4
Anaqua Parent Holdings, Inc. & Astorg VII Co-Invest Anaqua	3.4	—	3.4	—	—	3.4
APG Intermediate Holdings Corporation and APG Holdings, LLC	0.1	—	0.1	—	—	0.1
Applied Technical Services, LLC	3.8	(0.7)	3.1	—	—	3.1
Appriss Health, LLC and Appriss Health Intermediate Holdings, Inc.	0.1	—	0.1	—	—	0.1
Apptio, Inc.	4.2	(1.7)	2.5	—	—	2.5
AQ Sage Buyer, LLC	8.2	—	8.2	—	—	8.2
AQ Sunshine, Inc.	15.0	(1.4)	13.6	—	—	13.6
Ardonagh Midco 2 plc and Ardonagh Midco 3 plc	61.3	—	61.3	—	—	61.3
Argenbright Holdings V, LLC and Amberstone Security Group Limited	3.7	—	3.7	—	—	3.7
Arrowhead Holdco Company and Arrowhead GS Holdings, Inc.	20.0	(15.0)	5.0	—	—	5.0
ASP-r-pac Acquisition CO LLC and ASP-r-pac Holdings LP	6.2	—	6.2	—	—	6.2
AthenaHealth Group Inc., Minerva Holdco, Inc. and BCPE Co-Invest (A), LP	9.0	—	9.0	—	—	9.0
ATI Restoration, LLC	88.8	(1.9)	86.9	—	—	86.9
Atlas Intermediate III, L.L.C.	0.4	(0.1)	0.3	—	—	0.3
Aventine Intermediate LLC & Aventine Holdings II LLC	0.2	—	0.2	—	—	0.2
Avetta, LLC	4.2	—	4.2	—	—	4.2
AxiomSL Group, Inc. and Calypso Group, Inc.	3.9	—	3.9	—	—	3.9
BAART Programs, Inc., MedMark Services, Inc., and Canadian Addiction Treatment Centres LP	2.2	—	2.2	—	—	2.2
Banyan Software Holdings, LLC and Banyan Software, LP	19.3	(0.9)	18.4	—	—	18.4
Beacon Pointe Harmony, LLC	6.8	—	6.8	—	—	6.8
Belfor Holdings, Inc.	25.0	(11.1)	13.9	—	—	13.9
Benecon Midco II LLC and Locutus Holdco LLC	4.5	—	4.5	—	—	4.5
Benefytt Technologies, Inc.	0.9	—	0.9	—	—	0.9
Berner Food & Beverage, LLC	1.7	(0.9)	0.8	—	—	0.8
BlueHalo Financing Holdings, LLC, BlueHalo Global Holdings, LLC, and BlueHalo, LLC	3.0	(1.7)	1.3	—	—	1.3
Borrower R365 Holdings LLC	2.9	—	2.9	—	—	2.9
Bottomline Technologies, Inc.	2.3	—	2.3	—	—	2.3
Bragg Live Food Products, LLC and SPC Investment Co., L.P.	4.4	(2.3)	2.1	—	—	2.1
Businessolver.com, Inc.	3.9	—	3.9	—	—	3.9
Cadence Aerospace, LLC	15.3	(12.6)	2.7	—	—	2.7
Capstone Acquisition Holdings, Inc. and Capstone Parent Holdings, LP	15.3	(8.8)	6.5	—	—	6.5
Captive Resources Midco, LLC	1.2	—	1.2	—	—	1.2
Cardinal Parent, Inc. and Packers Software Intermediate Holdings, Inc.	5.0	(2.2)	2.8	—	—	2.8

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
CCS-CMGC Holdings, Inc.	12.0	(3.7)	8.3	—	—	8.3
CDI Holdings III Corp. and CDI Holdings I Corp.	0.9	—	0.9	—	—	0.9
Center for Autism and Related Disorders, LLC	8.7	(8.7)	—	—	—	—
Centric Brands LLC and Centric Brands GP LLC	8.6	(7.4)	1.2	—	—	1.2
Chariot Buyer LLC	12.3	(3.5)	8.8	—	—	8.8
CMG HoldCo, LLC and CMG Buyer Holdings, Inc.	11.2	(0.9)	10.3	—	—	10.3
Cobalt Buyer Sub, Inc., Cobalt Holdings I, LP, and Cobalt Intermediate I, Inc.	7.8	(2.5)	5.3	—	—	5.3
Commercial Trailer Leasing, Inc.	0.6	—	0.6	—	—	0.6
Community Brands ParentCo, LLC	7.2	—	7.2	—	—	7.2
Compex Legal Services, Inc.	3.6	(2.0)	1.6	—	—	1.6
Comprehensive EyeCare Partners, LLC	1.9	(0.3)	1.6	—	—	1.6
Concert Golf Partners Holdco LLC	3.1	(0.4)	2.7	—	—	2.7
Consilio Midco Limited, Compusoft US LLC, and Consilio Investment Holdings, L.P.	13.9	—	13.9	—	—	13.9
Continental Café, LLC and Infinity Ovation Yacht Charters, LLC	8.0	—	8.0	—	—	8.0
Convera International Holdings Limited and Convera International Financial S.A R.L.	2.3	—	2.3	—	—	2.3
CoreLogic, Inc. and T-VIII Celestial Co-Invest LP	38.9	—	38.9	—	—	38.9
Cority Software Inc., Cority Software (USA) Inc., and Cority Parent, Inc.	6.2	—	6.2	—	—	6.2
Cornerstone OnDemand, Inc. and Sunshine Software Holdings, Inc.	38.7	(22.7)	16.0	—	—	16.0
Covaris Intermediate 3, LLC & Covaris Parent, LLC	22.2	(1.5)	20.7	—	—	20.7
Coyote Buyer, LLC	8.3	—	8.3	—	—	8.3
CrossCountry Mortgage, LLC	56.3	—	56.3	—	—	56.3
Crown CT Parent Inc., Crown CT HoldCo Inc. and Crown CT Management LLC	3.2	—	3.2	—	—	3.2
CST Buyer Company (d/b/a Intoxalock)	6.1	—	6.1	—	—	6.1
CVP Holdco, Inc. and OMERS Wildcats Investment Holdings LLC	30.5	—	30.5	—	—	30.5
DecoPac, Inc. and KCAKE Holdings Inc.	16.5	(14.1)	2.4	—	—	2.4
Denali Holdco LLC and Denali Apexco LP	11.4	—	11.4	—	—	11.4
DFC Global Facility Borrower III LLC	94.7	(76.0)	18.7	—	—	18.7
Diligent Corporation and Diligent Preferred Issuer, Inc.	2.2	(1.2)	1.0	—	—	1.0
Display Holding Company, Inc., Saldon Holdings, Inc. and Fastsigns Holdings Inc.	2.3	—	2.3	—	—	2.3
DRS Holdings III, Inc. and DRS Holdings I, Inc.	10.8	—	10.8	—	—	10.8
DS Admiral Bidco, LLC	0.1	—	0.1	—	—	0.1
Dye & Durham Corporation	17.8	—	17.8	—	—	17.8
Dynamic NC Aerospace Holdings, LLC and Dynamic NC Investment Holdings, LP	7.1	(1.4)	5.7	—	—	5.7
Eckler Industries, Inc. and Eckler Purchaser LLC	16.4	(15.9)	0.5	—	—	0.5
Elemica Parent, Inc. & EZ Elemica Holdings, Inc.	8.1	(4.1)	4.0	—	—	4.0
Elevation Services Parent Holdings, LLC	17.4	(1.4)	16.0	—	—	16.0
Emergency Communications Network, LLC	6.7	(6.7)	—	—	—	—
EP Wealth Advisors, LLC	1.6	(0.7)	0.9	—	—	0.9
EpiServer Inc. and Episerver Sweden Holdings AB	14.5	—	14.5	—	—	14.5
EPS NASS Parent, Inc.	1.5	(0.6)	0.9	—	—	0.9
eResearch Technology, Inc. and Astorg VII Co-Invest ERT	2.5	—	2.5	—	—	2.5
ESHA Research, LLC and RMCF VI CIV XLVIII, L.P.	1.1	—	1.1	—	—	1.1
Essential Services Holding Corporation and OMERS Mahomes Investment Holdings LLC	39.4	(6.2)	33.2	—	—	33.2
Explorer Investor, Inc	0.3	—	0.3	—	—	0.3
Extrahop Networks, Inc.	6.6	—	6.6	—	—	6.6
FL Hawk Intermediate Holdings, Inc.	0.5	—	0.5	—	—	0.5

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Flinn Scientific, Inc. and WCI-Quantum Holdings, Inc.	14.5	(6.2)	8.3	—	—	8.3
FM:Systems Group, LLC	1.5	—	1.5	—	—	1.5
Forescout Technologies, Inc.	14.2	—	14.2	—	—	14.2
Foundation Risk Partners, Corp.	48.7	(1.1)	47.6	—	—	47.6
FS Squared Holding Corp. and FS Squared, LLC	9.6	(0.5)	9.1	—	—	9.1
Galway Borrower LLC	14.2	(0.4)	13.8	—	—	13.8
Genesis Acquisition Co. and Genesis Ultimate Holding Co.	1.5	(1.5)	—	—	—	—
GHX Ultimate Parent Corporation, Commerce Parent, Inc. and Commerce Topco, LLC	47.5	—	47.5	—	—	47.5
GI Ranger Intermediate LLC	11.0	(0.4)	10.6	—	—	10.6
Global Music Rights, LLC	4.3	—	4.3	—	—	4.3
GNZ Energy Bidco Limited and Galileo Co-investment Trust I	2.8	—	2.8	—	—	2.8
Gotham Greens Holdings, PBC	33.8	—	33.8	—	—	33.8
GraphPAD Software, LLC, Insightful Science Intermediate I, LLC and Insightful Science Holdings, LLC	5.0	—	5.0	—	—	5.0
Green Street Parent, LLC and Green Street Intermediate Holdings, LLC	0.3	—	0.3	—	—	0.3
HAI Acquisition Corporation and Aloha Topco, LLC	19.0	—	19.0	—	—	19.0
Halcon Holdings, LLC	2.9	—	2.9	—	—	2.9
Harvey Tool Company, LLC	28.5	—	28.5	—	—	28.5
HealthEdge Software, Inc.	36.7	(0.3)	36.4	—	—	36.4
Heavy Construction Systems Specialists, LLC	4.0	—	4.0	—	—	4.0
Heelstone Renewable Energy, LLC and Heelstone Renewable Energy Investors, LLC	8.5	—	8.5	—	—	8.5
Help/Systems Holdings, Inc.	7.5	—	7.5	—	—	7.5
HGC Holdings, LLC	7.5	—	7.5	—	—	7.5
HH-Stella, Inc. and Bedrock Parent Holdings, LP	15.9	(2.3)	13.6	—	—	13.6
High Street Buyer, Inc. and High Street Holdco LLC	33.3	—	33.3	—	—	33.3
Highline Aftermarket Acquisition, LLC, Highline Aftermarket SC Acquisition, Inc. and Highline PPC Blocker LLC	9.5	(1.2)	8.3	—	—	8.3
Hometown Food Company	3.9	(0.7)	3.2	—	—	3.2
Huskies Parent, Inc., GI Insurity Parent LLC and GI Insurity TopCo LP	22.6	(7.0)	15.6	—	—	15.6
IQN Holding Corp.	7.2	—	7.2	—	—	7.2
ISQ Hawkeye Holdco, Inc.	12.8	—	12.8	—	—	12.8
ITI Holdings, Inc.	5.7	(1.8)	3.9	—	—	3.9
JDC Healthcare Management, LLC	4.7	(4.7)	—	—	—	—
K2 Insurance Services, LLC and K2 Holdco LP	9.1	—	9.1	—	—	9.1
Kaseya Inc. and Knockout Intermediate Holdings I Inc.	31.2	—	31.2	—	—	31.2
KBHS Acquisition, LLC (d/b/a Alita Care, LLC)	5.0	(1.8)	3.2	—	—	3.2
Kene Acquisition, Inc. and Kene Holdings, L.P.	8.9	(0.2)	8.7	—	—	8.7
Laboratories Bidco LLC and Laboratories Topco LLC	41.3	(3.9)	37.4	—	—	37.4
LeanTaaS Holdings, Inc.	55.3	—	55.3	—	—	55.3
Lew's Intermediate Holdings, LLC	2.3	(1.3)	1.0	—	—	1.0
Lido Advisors, LLC	0.8	(0.2)	0.6	—	—	0.6
LJP Purchaser, Inc. and LJP Topco, LP	4.4	—	4.4	—	—	4.4
Lower ACS, Inc.	25.9	—	25.9	—	—	25.9
LSP Holdco, LLC and ZBS Mechanical Group Co-Invest Fund 2, LLC	19.1	—	19.1	—	—	19.1
Magnesium BorrowerCo, Inc. and Magnesium Co-Invest SCSp	15.1	—	15.1	—	—	15.1
Majesco and Magic Topco, L.P.	2.0	—	2.0	—	—	2.0
Management Consulting & Research LLC	4.0	—	4.0	—	—	4.0
Manna Pro Products, LLC	7.0	(5.1)	1.9	—	—	1.9
Marcone Yellowstone Buyer Inc. and Marcone Yellowstone Holdings, LLC	1.2	—	1.2	—	—	1.2
Marmic Purchaser, LLC and Marmic Topco, L.P.	7.0	—	7.0	—	—	7.0

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Maverick Acquisition, Inc.	17.2	—	17.2	—	—	17.2
Mavis Tire Express Services Topco Corp., Metis Holdco, Inc. and Metis Topco, LP	32.9	(7.3)	25.6	—	—	25.6
McKenzie Creative Brands, LLC	4.5	(1.9)	2.6	—	—	2.6
Medline Borrower, LP	6.9	(0.2)	6.7	—	—	6.7
Micromeritics Instrument Corp.	4.1	—	4.1	—	—	4.1
Ministry Brands Holdings, LLC and RCP MB Investments B, L.P.	31.3	—	31.3	—	—	31.3
MMIT Holdings, LLC	4.6	(0.8)	3.8	—	—	3.8
Monica Holdco (US) Inc.	3.6	—	3.6	—	—	3.6
Moon Valley Nursery of Arizona Retail, LLC, Moon Valley Nursery Farm Holdings, LLC, Moon Valley Nursery RE Holdings LLC, and Stonecourt IV Partners, LP	15.2	—	15.2	—	—	15.2
Moonraker AcquisitionCo LLC and Moonraker HoldCo LLC	19.0	—	19.0	—	—	19.0
MRI Software LLC	12.7	—	12.7	—	—	12.7
Murchison Oil and Gas, LLC and Murchison Holdings, LLC	27.5	—	27.5	—	—	27.5
n2y Holding, LLC	0.1	—	0.1	—	—	0.1
NAS, LLC and Nationwide Marketing Group, LLC	3.0	(0.6)	2.4	—	—	2.4
National Intergovernmental Purchasing Alliance Company	9.0	—	9.0	—	—	9.0
NCWS Intermediate, Inc. and NCWS Holdings LP	28.3	—	28.3	—	—	28.3
Nelipak Holding Company, Nelipak European Holdings Cooperatief U.A., KNPAK Holdings, LP and PAKNK Netherlands Treasury B.V.	0.6	(0.1)	0.5	—	—	0.5
Nest Topco Borrower Inc., KKR Nest Co-Invest L.P., and NBLY 2021-1	119.1	—	119.1	—	—	119.1
NMC Skincare Intermediate Holdings II, LLC	12.7	—	12.7	—	—	12.7
NMN Holdings III Corp. and NMN Holdings LP	12.5	(2.8)	9.7	—	—	9.7
Noble Aerospace, LLC	5.6	—	5.6	—	—	5.6
North American Fire Holdings, LLC and North American Fire Ultimate Holdings, LLC	8.1	—	8.1	—	—	8.1
North Haven Falcon Buyer, LLC and North Haven Falcon Holding Company, LLC	3.5	—	3.5	—	—	3.5
North Haven Stack Buyer, LLC	5.5	(0.6)	4.9	—	—	4.9
Offen, Inc.	5.6	—	5.6	—	—	5.6
Olympia Acquisition, Inc., Olympia TopCo, L.P., and Asclepius Holdings LLC	6.6	—	6.6	—	—	6.6
OneDigital Borrower LLC	7.5	(0.4)	7.1	—	—	7.1
Padres L.P.	64.2	—	64.2	—	—	64.2
Pathway Vet Alliance LLC and Jedi Group Holdings LLC	1.9	—	1.9	—	—	1.9
Patriot Growth Insurance Services, LLC	3.6	—	3.6	—	—	3.6
Paya, Inc and GTCR-Ultra Holdings LLC	4.5	—	4.5	—	—	4.5
PDDS HoldCo, Inc.	2.6	—	2.6	—	—	2.6
PDI TA Holdings, Inc., Peachtree Parent, Inc. and Insight PDI Holdings, LLC	7.6	(4.7)	2.9	—	—	2.9
Pegasus Global Enterprise Holdings, LLC, Mekone Blocker Acquisition, Inc. and Mekone Parent, LLC	34.0	—	34.0	—	—	34.0
Pelican Products, Inc.	2.3	—	2.3	—	—	2.3
People Corporation	21.9	(5.1)	16.8	—	—	16.8
Perforce Software, Inc.	0.5	—	0.5	—	—	0.5
Petroleum Service Group LLC	17.6	(3.2)	14.4	—	—	14.4
Petvisor Holdings, LLC	40.1	—	40.1	—	—	40.1
Pluralsight, Inc.	0.3	—	0.3	—	—	0.3
Precision Concepts International LLC and Precision Concepts Canada Corporation	19.2	(6.2)	13.0	—	—	13.0
Premier Specialties, Inc. and RMCF V CIV XLIV, L.P.	11.0	(1.4)	9.6	—	—	9.6
Premise Health Holding Corp. and OMERS Bluejay Investment Holdings LP	36.0	(0.6)	35.4	—	—	35.4
Prime Buyer, L.L.C.	15.9	(2.0)	13.9	—	—	13.9

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Pritchard Industries, LLC and LJ Pritchard TopCo Holdings, LLC	5.9	—	5.9	—	—	5.9
ProfitSolv Purchaser, Inc. and PS Co-Invest, L.P.	13.3	—	13.3	—	—	13.3
Project Essential Bidco, Inc. and Project Essential Super Parent, Inc.	1.1	—	1.1	—	—	1.1
Project Potter Buyer, LLC and Project Potter Parent, L.P.	5.5	(2.1)	3.4	—	—	3.4
Proofpoint, Inc.	3.1	—	3.1	—	—	3.1
PS Operating Company LLC and PS Op Holdings LLC	5.9	(4.3)	1.6	—	—	1.6
Pueblo Mechanical and Controls, LLC and OMERS PMC Investment Holdings LLC	4.9	—	4.9	—	—	4.9
Pyramid Management Advisors, LLC and Pyramid Investors, LLC	9.7	(9.7)	—	—	—	—
QF Holdings, Inc.	6.0	—	6.0	—	—	6.0
Radius Aerospace, Inc. and Radius Aerospace Europe Limited	2.7	(0.9)	1.8	—	—	1.8
Raptor Technologies, LLC, Sycamore Bidco LTD and Rocket Parent, LLC	4.4	—	4.4	—	—	4.4
RB Holdings InterCo, LLC	5.6	(1.4)	4.2	—	—	4.2
Reddy Ice LLC	0.2	—	0.2	—	—	0.2
Redwood Services, LLC and Redwood Services Holdco, LLC	9.5	—	9.5	—	—	9.5
Reef Lifestyle, LLC	44.1	(34.6)	9.5	—	—	9.5
Registrar Intermediate, LLC and PSP Registrar Co-Investment Fund, L.P.	28.0	—	28.0	—	—	28.0
Relativity ODA LLC	3.8	—	3.8	—	—	3.8
Repairify, Inc. and Repairify Holdings, LLC	7.3	—	7.3	—	—	7.3
Revalize, Inc.	1.2	(0.9)	0.3	—	—	0.3
Rialto Management Group, LLC	1.3	(0.2)	1.1	—	—	1.1
Riser Merger Sub, Inc.	2.8	—	2.8	—	—	2.8
RMS HoldCo II, LLC & RMS Group Holdings, Inc.	2.9	—	2.9	—	—	2.9
Rodeo AcquisitionCo LLC	6.2	(0.9)	5.3	—	—	5.3
RSC Acquisition, Inc. and RSC Insurance Brokerage, Inc.	0.6	—	0.6	—	—	0.6
RTI Surgical, Inc. and Pioneer Surgical Technology, Inc.	15.9	(9.8)	6.1	—	—	6.1
SageSure Holdings, LLC & Insight Catastrophe Group, LLC	10.5	—	10.5	—	—	10.5
Schill Landscaping and Lawn Care Services LLC, Tender Lawn Care ULC and Landscape Parallel Partners, L.P.	4.6	(0.5)	4.1	—	—	4.1
SCIH Salt Holdings Inc.	7.5	(0.3)	7.2	—	—	7.2
SCM Insurance Services Inc.	3.9	—	3.9	—	—	3.9
SFE Intermediate Holdco LLC	15.2	(6.4)	8.8	—	—	8.8
Shermco Intermediate Holdings, Inc.	4.0	(3.1)	0.9	—	—	0.9
Shock Doctor, Inc. and Shock Doctor Holdings, LLC	2.5	(0.3)	2.2	—	—	2.2
Shur-Co Acquisition, Inc. and Shur-Co Holdco, Inc.	5.0	(2.8)	2.2	—	—	2.2
SiroMed Physician Services, Inc. and SiroMed Equity Holdings, LLC	7.1	—	7.1	—	—	7.1
SM Wellness Holdings, Inc. and SM Holdco, Inc.	3.8	—	3.8	—	—	3.8
Smarsh Inc. and Skywalker TopCo, LLC	3.3	—	3.3	—	—	3.3
SOC Telemed, Inc. and PSC Spark Holdings, LP	22.7	—	22.7	—	—	22.7
Spirit RR Holdings, Inc. and Winterfell Co-Invest SCSp	10.2	—	10.2	—	—	10.2
Star US Bidco LLC	8.5	—	8.5	—	—	8.5
Stealth Holding LLC and UCIT Online Security Inc.	1.2	—	1.2	—	—	1.2
Sun Acquirer Corp. and Sun TopCo, LP	30.4	(1.2)	29.2	—	—	29.2
Sundance Group Holdings, Inc.	7.6	(2.0)	5.6	—	—	5.6
Sunk Rock Foundry Partners LP, Hatteras Electrical Manufacturing Holding Company and Sigma Electric Manufacturing Corporation, Diecast Beacon	7.5	(0.6)	6.9	—	—	6.9
Sunrun Luna Holdco 2021, LLC	75.0	(74.7)	0.3	—	—	0.3

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
SV-Burton Holdings, LLC and LBC Breeze Holdings LLC	4.6	—	4.6	—	—	4.6
Symplr Software Inc. and Symplr Software Intermediate Holdings, Inc.	7.0	(3.0)	4.0	—	—	4.0
Synergy HomeCare Franchising, LLC and NP/Synergy Holdings, LLC	4.2	—	4.2	—	—	4.2
TA/WEG Holdings, LLC	2.0	—	2.0	—	—	2.0
Tamarack Intermediate, L.L.C. and Tamarack Parent, L.L.C.	7.5	—	7.5	—	—	7.5
Taymax Group, L.P., Taymax Group G.P., LLC, PF Salem Canada ULC and TCP Fit Parent, L.P.	1.7	(0.8)	0.9	—	—	0.9
TCP Hawker Intermediate LLC	0.3	(0.1)	0.2	—	—	0.2
TerSera Therapeutics LLC	0.1	—	0.1	—	—	0.1
The Alaska Club Partners, LLC, Athletic Club Partners LLC and The Alaska Club, Inc.	1.1	—	1.1	—	—	1.1
The Arcticom Group, LLC and AMCP Mechanical Holdings, LP	12.6	(10.1)	2.5	—	—	2.5
The Mather Group, LLC, TVG-TMG Topco, Inc., and TVG-TMG Holdings, LLC	1.9	—	1.9	—	—	1.9
The NPD Group, L.P., IRI Group Holdings, Inc., Information Resources, Inc. and IRI-NPD Co-Invest Aggregator, L.P.	14.4	—	14.4	—	—	14.4
The Ultimate Software Group, Inc. and H&F Unite Partners, L.P.	10.0	(1.0)	9.0	—	—	9.0
The Ultimus Group Midco, LLC, The Ultimus Group, LLC, and The Ultimus Group Aggregator, LP	6.9	—	6.9	—	—	6.9
Therapy Brands Holdings LLC	8.6	—	8.6	—	—	8.6
Thermostat Purchaser III, Inc.	11.7	—	11.7	—	—	11.7
THG Acquisition, LLC	28.8	—	28.8	—	—	28.8
TibCo Software Inc., Picard Parent, Inc., Picard MidCo, Inc., Picard HoldCo, LLC and Elliott Alto Co-Investor Aggregator L.P.	19.0	—	19.0	—	—	19.0
Two Six Labs, LLC	10.3	—	10.3	—	—	10.3
United Digestive MSO Parent, LLC	18.4	—	18.4	—	—	18.4
US Salt Investors, LLC and Emerald Lake Pearl Acquisition-A, L.P.	9.9	—	9.9	—	—	9.9
Verista, Inc.	8.2	(1.1)	7.1	—	—	7.1
Verscend Holding Corp.	22.5	—	22.5	—	—	22.5
VPP Intermediate Holdings, LLC and VPP Group Holdings, L.P.	11.7	(0.2)	11.5	—	—	11.5
VRC Companies, LLC	5.4	(0.8)	4.6	—	—	4.6
VS Buyer, LLC	8.1	—	8.1	—	—	8.1
WA Asset Management, LLC	0.8	—	0.8	—	—	0.8
Watermill Express, LLC and Watermill Express Holdings, LLC	1.9	—	1.9	—	—	1.9
WebPT, Inc.	0.9	(0.2)	0.7	—	—	0.7
Wellness AcquisitionCo, Inc.	3.9	—	3.9	—	—	3.9
Wildcat BuyerCo, Inc. and Wildcat Parent, LP	4.1	(0.2)	3.9	—	—	3.9
WorkWave Intermediate II, LLC	22.6	—	22.6	—	—	22.6
WSHP FC Acquisition LLC and WSHP FC Holdings LLC	35.4	(5.2)	30.2	—	—	30.2
XIFIN, Inc. and ACP Charger Co-Invest LLC	8.9	(0.2)	8.7	—	—	8.7
YE Brands Holdings, LLC	2.2	—	2.2	—	—	2.2
ZB Holdco LLC & ZB Parent LLC	21.5	(0.1)	21.4	—	—	21.4
	$3,205.4	$(520.3)	$2,685.1	$—	$—	$2,685.1

(16)As of September 30, 2022, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

(in millions) Company	Total private equity commitments	Less: funded private equity commitments	Total unfunded private equity commitments	Less: private equity commitments substantially at the discretion of the Company	Total net adjusted unfunded private equity commitments
Athyrium Buffalo LP	$15.5	$(7.6)	$7.9	$(7.9)	$—
European Capital UK SME Debt LP	50.3	(45.5)	4.8	(4.8)	—
PCG-Ares Sidecar Investment, L.P. and PCG-Ares Sidecar Investment II, L.P.	50.0	(12.5)	37.5	(37.5)	—
	$115.8	$(65.6)	$50.2	$(50.2)	$—

(17)As of September 30, 2022, the Company had commitments to co-invest in the SDLP for its portion of the SDLP’s commitment to fund delayed draw loans of up to $73. See Note 4 to the consolidated financial statements for more information on the SDLP.

(18)Other than the investments noted by this footnote, the fair value of the Company’s investments is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 8 to the consolidated financial statements for more information regarding the fair value of the Company’s investments.

(19)As of September 30, 2022, the estimated net unrealized loss for federal tax purposes was $0.5 billion based on a tax cost basis of $21.3 billion. As of September 30, 2022, the estimated aggregate gross unrealized loss for federal income tax purposes was $1.3 billion and the estimated aggregate gross unrealized gain for federal income tax purposes was $0.8 billion.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Coupon(3)	Reference(7)	Spread(3)	Acquisition Date	Maturity Date	Shares	Principal	Amortized Cost	Fair Value		% of Net Assets
Software & Services
2U, Inc.	Provider of course design and learning management system to educational institutions	First lien senior secured loan	6.50%	Libor (M)	5.75%	06/2021	12/2024		$55.0	$54.1	$55.0	(2)(6)(12)
AffiniPay Midco, LLC and AffiniPay Intermediate Holdings, LLC (16)	Payment processing solution provider	First lien senior secured loan	6.25%	Libor (Q)	5.00%	02/2020	03/2026		64.0	64.0	64.0	(12)
		Senior subordinated loan	12.75% PIK			02/2020	02/2028		27.5	27.5	27.5	(2)
										91.5	91.5
Anaqua Parent Holdings, Inc. & Astorg VII Co-Invest Anaqua (16)	Provider of intellectual property management lifecycle software	First lien senior secured loan	6.25%	Euribor (Q)	6.25%	04/2019	04/2026		4.7	4.6	4.7
		First lien senior secured loan	7.00%	Libor (Q)	6.00%	06/2021	04/2026		16.0	16.0	16.0	(2)(12)
		Limited partnership units				06/2019		4,400,000		4.2	7.6	(2)(6)
										24.8	28.3
APG Intermediate Holdings Corporation and APG Holdings, LLC (4)(16)	Aircraft performance software provider	First lien senior secured loan	6.75%	Libor (Q)	5.25%	01/2020	01/2025		13.5	13.5	13.5	(2)(12)
		Class A membership units				01/2020		9,750,000		9.8	11.5	(2)
										23.3	25.0
Appriss Health, LLC and Appriss Health Intermediate Holdings, Inc. (16)	Software platform for identification, prevention and management of substance use disorder	First lien senior secured loan	8.25%	Libor (Q)	7.25%	05/2021	05/2027		13.4	13.4	13.4	(2)(12)
		Series A preferred shares	11.00% PIK			05/2021		32,236		34.6	34.6	(2)
										48.0	48.0
Apptio, Inc. (16)	Provider of cloud-based technology business management solutions	First lien senior secured revolving loan	8.25%	Libor (Q)	7.25%	01/2019	01/2025		1.7	1.7	1.7	(2)(12)
		First lien senior secured loan	8.25%	Libor (Q)	7.25%	01/2019	01/2025		62.2	62.2	62.2	(12)
										63.9	63.9
Avetta, LLC (16)	Supply chain risk management SaaS platform for global enterprise clients	First lien senior secured loan	7.25%	Libor (Q)	6.25%	07/2021	04/2024		11.8	11.8	11.8	(2)(12)
AxiomSL Group, Inc. and Calypso Group, Inc. (16)	Provider of risk data management and regulatory reporting software	First lien senior secured loan	7.00%	Libor (Q)	6.00%	07/2021	12/2027		21.4	21.0	21.2	(2)(12)
Banyan Software Holdings, LLC and Banyan Software, LP (16)	Vertical software businesses holding company	First lien senior secured loan	7.75%	Libor (Q)	6.75%	12/2021	10/2026		6.7	6.7	6.7	(2)(12)
		First lien senior secured loan	7.75%	Libor (Q)	6.75%	10/2020	10/2026		7.7	7.7	7.7	(2)(12)
		First lien senior secured loan	8.50%	Libor (Q)	7.50%	10/2020	10/2026		5.0	5.0	5.0	(2)(12)
										19.4	19.4
Borrower R365 Holdings LLC (16)	Provider of restaurant ERP systems	First lien senior secured loan	7.50% (3.00% PIK)	Libor (Q)	6.50%	06/2021	06/2027		15.5	15.2	15.5	(2)(12)
Businessolver.com, Inc. (16)	Provider of SaaS-based benefits solutions for employers and employees	First lien senior secured loan	6.50%	Libor (M)	5.75%	12/2021	12/2027		70.2	70.2	69.5	(2)(12)
CallMiner, Inc.	Provider of cloud-based conversational analytics solutions	Warrant to purchase shares of Series 1 preferred stock				07/2014	07/2024	2,350,636		—	—	(2)
F-62

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Coupon(3)	Reference(7)	Spread(3)	Acquisition Date	Maturity Date	Shares	Principal	Amortized Cost	Fair Value		% of Net Assets
Cardinal Parent, Inc. and Packers Software Intermediate Holdings, Inc. (16)	Provider of software and technology-enabled content and analytical solutions to insurance brokers	First lien senior secured revolving loan	6.75%	Base Rate (Q)	3.50%	11/2020	11/2025		0.6	0.6	0.6	(2)(12)
		Second lien senior secured loan	8.50%	Libor (Q)	7.75%	11/2020	11/2028		59.9	59.9	59.9	(2)(12)
		Series A-2 preferred shares	11.25%PIK	Libor (Q)	11.00%	12/2020		8,963		10.0	10.1	(2)
		Series A-3 preferred shares	11.00%PIK			11/2021		11,952		12.1	13.4	(2)
		Series A preferred shares	11.21%PIK	Libor (Q)	11.00%	11/2020		24,898		28.3	28.0	(2)
										110.9	112.0
Consilio Midco Limited and Consilio Investment Holdings, L.P. (16)	Provider of sales software for the interior design industry	First lien senior secured loan	6.25%	Euribor (Q)	6.25%	11/2021	05/2028		27.8	27.7	27.5	(2)(6)
		First lien senior secured loan	6.75%	Libor (Q)	5.75%	05/2021	05/2028		32.9	32.9	32.6	(2)(6)(12)
		First lien senior secured loan	8.00%	Base Rate (Q)	4.75%	05/2021	05/2028		3.9	3.9	3.8	(2)(6)(12)
		First lien senior secured loan	6.75%	Libor (Q)	5.75%	05/2021	05/2028		11.3	11.3	11.2	(2)(6)(12)
		Common units				05/2021		4,799,000		4.8	6.0	(2)(6)
										80.6	81.1
CoreLogic, Inc. and T-VIII Celestial Co-Invest LP (16)	Provider of information, insight, analytics, software and other outsourced services primarily to the mortgage, real estate and insurance sectors	Second lien senior secured loan	7.00%	Libor (M)	6.50%	06/2021	06/2029		155.7	155.7	155.7	(2)(12)
		Limited partnership units				04/2021		59,665,989		59.7	77.9	(2)
										215.4	233.6
Cority Software Inc., IQS, Inc. and Cority Parent, Inc. (16)	Provider of environmental, health and safety software to track compliance data	First lien senior secured loan	6.00%	Libor (Q)	5.00%	07/2019	07/2026		6.3	6.3	6.3	(6)(12)
		First lien senior secured loan	6.00%	Libor (Q)	5.00%	10/2019	07/2026		4.4	4.4	4.4	(6)(12)
		First lien senior secured loan	8.00%	Libor (Q)	7.00%	09/2020	07/2026		1.1	1.1	1.1	(2)(6)(12)
		Preferred equity	9.00% PIK			07/2019		198		0.2	0.6	(2)(6)
		Common equity				07/2019		190,143		—	—	(2)(6)
										12.0	12.4
Cornerstone OnDemand, Inc. and Sunshine Software Holdings, Inc. (16)	Provider of a cloud-based, SaaS platform for talent management	First lien senior secured revolving loan	—%			10/2021				—	—	(14)
		Second lien senior secured loan	7.00%	Libor (Q)	6.50%	10/2021	10/2029		137.5	137.5	135.4	(12)
		Series A preferred shares	10.50% PIK			10/2021		116,413		119.0	119.0	(2)
		Class A-1 common stock				10/2021		1,360,100		13.6	13.3	(2)
										270.1	267.7
Datix Bidco Limited	Global healthcare software company that provides software solutions for patient safety and risk management	First lien senior secured loan	4.18%	Libor (Q)	4.00%	10/2019	04/2025		0.1	—	0.1	(2)(6)
DCert Preferred Holdings, Inc. and Destiny Digital Holdings, L.P.	Provider of internet security tools and solutions	Series A preferred shares	10.50% PIK			05/2021		129,822		138.1	138.1	(2)
		Series A units				05/2021		817,194		13.3	13.4	(2)
										151.4	151.5

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Coupon(3)	Reference(7)	Spread(3)	Acquisition Date	Maturity Date	Shares	Principal	Amortized Cost	Fair Value		% of Net Assets
Denali Holdco LLC and Denali Topco LLC (16)	Provider of cybersecurity audit and assessment services	First lien senior secured loan	7.00%	Libor (Q)	6.00%	09/2021	09/2027		37.3	37.3	36.9	(2)(12)
		Class A units				09/2021		2,549,000		2.5	2.5	(2)
										39.8	39.4
Diligent Corporation and Diligent Preferred Issuer, Inc. (16)	Provider of secure SaaS solutions for board and leadership team documents	First lien senior secured revolving loan	—%			08/2020				—	—	(14)
		First lien senior secured loan	7.25%	Libor (Q)	6.25%	08/2020	08/2025		33.0	32.4	33.0	(12)
		First lien senior secured loan	6.75%	Libor (Q)	5.75%	03/2021	08/2025		8.9	8.9	8.9	(2)(12)
		First lien senior secured loan	6.75%	Libor (Q)	5.75%	04/2021	08/2025		11.4	11.3	11.4	(2)(12)
		First lien senior secured loan	7.25%	Libor (Q)	6.25%	07/2021	08/2025		2.0	2.0	2.0	(2)(12)
		Preferred stock	10.50%PIK			04/2021		13,140		13.5	13.8	(2)
										68.1	69.1
Drilling Info Holdings, Inc. and Titan DI Preferred Holdings, Inc.	SaaS based business analytics company focused on oil and gas industry	Second lien senior secured loan	8.35%	Libor (M)	8.25%	02/2020	07/2026		25.0	25.0	25.0
		Preferred stock	13.50%PIK			02/2020		29.53		37.0	37.9	(2)
										62.0	62.9
DS Admiral Bidco, LLC (16)	Tax return software provider for government institutions	First lien senior secured loan	6.75%	Libor (Q)	5.75%	03/2021	03/2028		11.9	11.6	11.9	(2)(12)
Dye & Durham Corporation (16)	Provider of cloud-based software and technology solutions for the legal industry	First lien senior secured loan	6.50%	CDOR (Q)	5.75%	12/2021	12/2027		72.0	70.9	70.9	(2)(6)(12)
Elemica Parent, Inc. & EZ Elemica Holdings, Inc. (16)	SaaS based supply chain management software provider focused on chemical markets	First lien senior secured revolving loan	6.50%	Libor (Q)	5.50%	09/2019	09/2025		2.3	2.3	2.3	(2)(12)
		First lien senior secured loan	6.50%	Libor (Q)	5.50%	09/2019	09/2025		62.0	61.9	61.9	(12)
		First lien senior secured loan	6.50%	Libor (Q)	5.50%	12/2020	09/2025		20.5	20.5	20.5	(2)(12)
		Preferred equity				09/2019		4,599		4.6	5.5
										89.3	90.2
EP Purchaser, LLC and TPG VIII EP Co-Invest II, L.P.	Provider of entertainment workforce and production management solutions	Second lien senior secured loan	7.00%	Libor (Q)	6.50%	11/2021	11/2029		177.9	177.9	176.1	(2)(12)
		Partnership units				05/2019		5,034,483		3.2	9.8	(2)(6)
										181.1	185.9
EpiServer Inc. and Episerver Sweden Holdings AB (16)	Provider of web content management and digital commerce solutions	First lien senior secured loan	6.50%	Libor (Q)	5.50%	12/2021	04/2026		4.6	4.6	4.6	(2)(12)
		First lien senior secured loan	5.75%	Euribor (Q)	5.75%	03/2019	04/2026		6.0	6.0	6.0	(2)
		First lien senior secured loan	6.50%	Libor (Q)	5.50%	10/2018	04/2026		0.1	0.1	0.1	(2)(12)
										10.7	10.7
eResearch Technology, Inc. and Astorg VII Co-Invest ERT (16)	Provider of mission-critical, software-enabled clinical research solutions	Second lien senior secured loan	8.50%	Libor (M)	8.00%	02/2020	02/2028		22.5	22.0	22.4	(12)
		Second lien senior secured loan	8.50%	Libor (M)	8.00%	04/2021	02/2028		30.6	29.6	30.6	(2)(12)
		Limited partnership interest				01/2020		3,988,000		4.5	5.4	(2)(6)
										56.1	58.4

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Coupon(3)	Reference(7)	Spread(3)	Acquisition Date	Maturity Date	Shares	Principal	Amortized Cost	Fair Value		% of Net Assets
ExtraHop Networks, Inc. (16)	Provider of real-time wire data analytics solutions for application and infrastructure monitoring	First lien senior secured loan	8.50%	Libor (Q)	7.50%	07/2021	07/2027		16.6	16.6	16.4	(2)(12)
		First lien senior secured loan	8.50%	Libor (Q)	7.50%	07/2021	07/2027		1.1	1.1	1.0	(2)(12)
										17.7	17.4
First Insight, Inc.	Software company providing merchandising and pricing solutions to companies worldwide	Warrant to purchase units of Series C preferred stock				03/2014	03/2024	122,827		—	—	(2)
FM:Systems Group, LLC (16)	Provider of facilities and space management software solutions	First lien senior secured revolving loan	7.50%	Libor (Q)	6.50%	02/2018	12/2024		1.5	1.5	1.5	(2)(12)
		First lien senior secured loan	7.50%	Libor (Q)	6.50%	12/2019	12/2024		3.2	3.2	3.2	(2)(12)
		First lien senior secured loan	7.50%	Libor (Q)	6.50%	06/2021	12/2024		1.4	1.4	1.4	(2)(12)
										6.1	6.1
Forescout Technologies, Inc. (16)	Network access control solutions provider	First lien senior secured loan	10.50%PIK	Libor (Q)	9.50%	08/2020	08/2026		18.7	18.4	18.5	(2)(12)
Frontline Technologies Group Holding LLC, Frontline Technologies Blocker Buyer, Inc., Frontline Technologies Holdings, LLC and Frontline Technologies Parent, LLC	Provider of human capital management and SaaS-based software solutions to employees and administrators of K-12 school organizations	First lien senior secured loan	6.25%	Libor (Q)	5.25%	12/2020	09/2023		14.9	14.9	14.9	(12)
		First lien senior secured loan	6.25%	Libor (Q)	5.25%	06/2021	09/2023		0.1	0.1	0.1	(2)(12)
		Class A preferred units	9.00% PIK			09/2017		4,574		6.2	6.7
		Class B common units				09/2017		499,050		—	7.9
										21.2	29.6
Genesis Acquisition Co. and Genesis Ultimate Holding Co. (16)	Child care management software and services provider	First lien senior secured revolving loan	4.22%	Libor (Q)	4.00%	07/2018	07/2024		1.5	1.5	1.5	(2)
		First lien senior secured loan	5.25%	Libor (Q)	4.50%	11/2021	07/2024		9.1	9.1	9.0	(2)(12)
		First lien senior secured loan	4.22%	Libor (Q)	4.00%	07/2018	07/2024		0.2	0.2	0.2	(2)
		Second lien senior secured loan	8.25%	Libor (Q)	7.50%	11/2021	07/2025		21.1	21.1	20.7	(2)(12)
		Second lien senior secured loan	7.63%	Libor (Q)	7.50%	07/2018	07/2025		32.4	32.4	31.4	(2)
		Second lien senior secured loan	7.70%	Libor (Q)	7.50%	06/2021	07/2025		7.5	7.5	7.3	(2)
		Class A common stock				07/2018		8.39		0.8	0.9	(2)
										72.6	71.0
GI Ranger Intermediate LLC (16)	Provider of payment processing services and software to healthcare providers	First lien senior secured loan	6.75%	Libor (Q)	6.00%	10/2021	10/2028		35.1	35.1	34.8	(2)(12)
Heavy Construction Systems Specialists, LLC (16)	Provider of construction software	First lien senior secured loan	6.50%	Libor (Q)	5.75%	11/2021	11/2028		40.9	40.9	40.5	(2)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Coupon(3)	Reference(7)	Spread(3)	Acquisition Date	Maturity Date	Shares	Principal	Amortized Cost	Fair Value		% of Net Assets
Huskies Parent, Inc., GI Insurity Parent LLC, and GI Insurity Topco LP (16)	Insurance software provider	First lien senior secured revolving loan	6.25%	Libor (Q)	5.50%	11/2021	11/2027		1.6	1.6	1.4	(2)(12)
		First lien senior secured loan	6.25%	Libor (Q)	5.50%	11/2021	11/2028		105.8	105.8	104.8	(2)(12)
		Senior subordinated loan	10.00%PIK			11/2021	11/2031		90.2	90.2	88.8	(2)
		Company units				11/2021		4,243,657		8.8	8.8	(2)
										206.4	203.8
IfByPhone Inc.	Voice-based marketing automation software provider	Warrant to purchase shares of Series C preferred stock				10/2012	10/2022	124,300		0.1	—	(2)
Inmar	Technology-driven solutions provider for retailers, wholesalers and manufacturers	Second lien senior secured loan	9.00%	Libor (Q)	8.00%	04/2017	05/2025		28.3	28.1	28.3	(2)(12)
Insightful Science	Provider of data analysis, statistics, and visualization software solutions for scientific research applications	First lien senior secured loan	7.00%	Libor (Q)	6.00%	12/2017	04/2027		0.5	0.5	0.5	(2)(12)
		First lien senior secured loan	6.50%	Libor (Q)	5.50%	04/2021	04/2027		16.2	16.2	16.0	(2)(12)
		First lien senior secured loan	6.50%	Libor (Q)	5.50%	10/2021	04/2027		7.9	7.9	7.9	(2)(12)
		First lien senior secured loan	6.50%	Libor (Q)	5.50%	11/2021	04/2027		7.6	7.6	7.5	(2)(12)
		Senior subordinated loan	10.50%PIK			04/2021	04/2032		39.2	39.2	38.8	(2)
		Preferred units	14.00% PIK			04/2021		1,828,645		50.5	50.5
										121.9	121.2
IV Rollover Holdings, LLC	Provider of cloud based IT solutions, infrastructure and services	Class B units				05/2017		170,490		—	0.1	(2)
		Class X units				05/2017		5,000,000		2.1	2.2	(2)
										2.1	2.3
Majesco and Magic Topco, L.P. (16)	Insurance software provider	First lien senior secured loan	8.25%	Libor (Q)	7.25%	09/2020	09/2027		42.2	42.2	42.2	(2)(12)
		Class A units	9.00% PIK			09/2020		2,539		2.8	4.0	(2)
		Class B units				09/2020		570,625		—	—	(2)
										45.0	46.2
Ministry Brands Holdings, LLC and RCP MB Investments B, L.P. (16)	Software and payment services provider to faith-based institutions	First lien senior secured loan	6.25%	Libor (Q)	5.50%	12/2021	12/2028		72.7	72.7	72.0	(2)(12)
		Limited partner interests				12/2021		9,574,000		9.6	9.6	(2)
										82.3	81.6
Ministry Brands, LLC and MB Parent HoldCo, L.P. (dba Community Brands) (16)	Software and payment services provider to non-profit institutions	First lien senior secured revolving loan	7.25%	Base Rate (Q)	4.00%	12/2016	12/2022		5.0	5.0	5.0	(12)
		First lien senior secured loan	5.00%	Libor (M)	4.00%	04/2017	12/2022		9.2	9.2	9.2	(12)
		First lien senior secured loan	5.00%	Libor (M)	4.00%	08/2017	12/2022		4.7	4.7	4.7	(12)
		Second lien senior secured loan	10.25%	Libor (M)	9.25%	12/2016	06/2023		106.6	106.4	106.6	(12)
		Second lien senior secured loan	10.25%	Libor (M)	9.25%	04/2017	06/2023		13.9	13.9	13.9	(2)(12)
		Second lien senior secured loan	10.25%	Libor (M)	9.25%	08/2017	06/2023		17.9	17.9	17.9	(2)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Coupon(3)	Reference(7)	Spread(3)	Acquisition Date	Maturity Date	Shares	Principal	Amortized Cost	Fair Value		% of Net Assets
		Second lien senior secured loan	9.00%	Libor (M)	8.00%	04/2018	06/2023		48.9	48.9	48.9	(2)(12)
		Class A units				12/2016		500,000		5.0	7.2	(2)
										211.0	213.4
Mitchell International, Inc.	Provider of technology, connectivity, and information solutions to the property and casualty insurance industry	Second lien senior secured loan	7.00%	Libor (M)	6.50%	10/2021	10/2029		91.2	90.3	91.6	(2)(12)(19)
MMIT Holdings, LLC (16)	Provider of market intelligence and analysis for the pharmaceutical industry	First lien senior secured revolving loan	7.25%	Libor (Q)	6.25%	09/2021	09/2027		0.6	0.6	0.6	(2)(12)
		First lien senior secured loan	7.25%	Libor (Q)	6.25%	09/2021	09/2027		18.2	18.2	18.0	(2)(12)
		First lien senior secured loan	7.25%	Libor (Q)	6.25%	10/2021	09/2027		13.7	13.7	13.6	(2)(12)
										32.5	32.2
MRI Software LLC (16)	Provider of real estate and investment management software	First lien senior secured loan	6.50%	Libor (Q)	5.50%	02/2020	02/2026		51.5	51.5	51.5	(12)
		First lien senior secured loan	6.50%	Libor (Q)	5.50%	08/2020	02/2026		4.5	4.5	4.5	(2)(12)
										56.0	56.0
OpenMarket Inc.	Provider of cloud-based mobile engagement platform	First lien senior secured loan	7.00%	Libor (Q)	6.25%	09/2021	09/2026		50.7	50.7	50.1	(2)(6)(12)
Paya, Inc and GTCR-Ultra Holdings LLC (16)	Provider of payment processing and merchant acquiring solutions	Class B units				08/2017		2,878,372		—	2.1	(2)
PayNearMe, Inc.	Electronic cash payment system provider	Warrant to purchase shares of Series E preferred stock				03/2016	03/2023	195,726		0.2	—	(2)
PDI TA Holdings, Inc., Peachtree Parent, Inc. and Insight PDI Holdings, LLC (16)	Provider of enterprise management software for the convenience retail and petroleum wholesale market	First lien senior secured loan	5.50%	Libor (Q)	4.50%	03/2019	10/2024		53.5	53.5	53.5	(12)
		Second lien senior secured loan	9.50%	Libor (Q)	8.50%	12/2021	10/2025		7.2	7.2	7.2	(2)(12)
		Second lien senior secured loan	9.50%	Libor (Q)	8.50%	03/2019	10/2025		70.1	70.1	70.1	(2)(12)
		Second lien senior secured loan	9.50%	Libor (Q)	8.50%	12/2020	10/2025		8.3	8.3	8.3	(2)(12)
		Second lien senior secured loan	9.50%	Libor (B)	8.50%	04/2021	10/2025		8.7	8.7	8.7	(2)(12)
		Series A preferred stock	13.25% PIK			03/2019		13,656		19.5	19.7	(2)
		Class A units				03/2019		2,062,493		2.1	2.9	(2)
										169.4	170.4
Pegasus Global Enterprise Holdings, LLC, Mekone Blocker Acquisition, Inc. and Mekone Parent, LLC (16)	Provider of plant maintenance and scheduling software	First lien senior secured loan	6.25%	Libor (Q)	5.25%	05/2019	05/2025		0.2	0.2	0.2	(2)(12)
		First lien senior secured loan	6.75%	Libor (Q)	5.75%	06/2020	05/2025		0.1	0.1	0.1	(2)(12)
		First lien senior secured loan	6.75%	Libor (Q)	5.75%	10/2020	05/2025		29.9	29.9	29.9	(2)(12)
		Class A units				05/2019		5,000		5.0	12.3
										35.2	42.5
Pluralsight, Inc. (16)	Online education learning platform	First lien senior secured loan	9.00%	Libor (Q)	8.00%	04/2021	04/2027		117.7	117.7	117.7	(2)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Coupon(3)	Reference(7)	Spread(3)	Acquisition Date	Maturity Date	Shares	Principal	Amortized Cost	Fair Value		% of Net Assets
Poplicus Incorporated	Business intelligence and market analytics platform for companies that sell to the public sector	Warrant to purchase shares of Series C preferred stock				06/2015	06/2025	2,402,991		0.1	—	(2)
PracticeTek Purchaser, LLC and GSV PracticeTek Holdings, LLC	Software provider for medical practitioners	Class A units	8.00% PIK			03/2021		11,804,000		—	8.2	(2)
ProfitSolv Purchaser, Inc. and PS Co-Invest, L.P. (16)	Provider of practice management software to law firms	First lien senior secured loan	6.25%	Libor (M)	5.25%	03/2021	03/2027		3.9	3.9	3.9	(2)(12)
		Limited partnership units				03/2021		1,624,000		1.6	1.6	(2)
										5.5	5.5
Project Alpha Intermediate Holding, Inc. and Qlik Parent, Inc.	Provider of data visualization software for data analytics	Class A common stock				08/2016		7,445		7.4	16.8	(2)
		Class B common stock				08/2016		1,841,609		0.1	0.2	(2)
										7.5	17.0
Project Essential Bidco, Inc. and Project Essential Super Parent, Inc. (16)	Saas provider of automated crew callout and scheduling software for the utility industry	First lien senior secured loan	6.75%	Libor (Q)	5.75%	04/2021	04/2028		36.6	36.6	35.8	(2)(12)
		Preferred shares	10.50%PIK	Libor (Q)	9.50%	04/2021		26,436		28.5	28.5	(2)(12)
										65.1	64.3
Project Potter Buyer, LLC and Project Potter Parent, L.P. (16)	Software solutions provider to the ready-mix concrete industry	First lien senior secured revolving loan	10.50%	Base Rate (Q)	7.25%	04/2020	04/2026		0.8	0.7	0.8	(2)(12)(15)
		First lien senior secured loan	9.25%	Libor (M)	8.25%	04/2020	04/2027		44.1	44.1	44.1	(12)
		First lien senior secured loan	9.25%	Libor (M)	8.25%	10/2020	04/2027		12.9	12.9	12.9	(2)(12)
		First lien senior secured loan	9.25%	Libor (M)	8.25%	11/2020	04/2027		19.4	19.4	19.4	(2)(12)
		Class A units	9.00% PIK			04/2020		1,599		1.9	1.9	(2)
		Class B units				04/2020		588,636		—	0.8	(2)
										79.0	79.9
Proofpoint, Inc. (16)	Cybersecurity solutions provider	First lien senior secured loan	3.75%	Libor (Q)	3.25%	06/2021	08/2028		1.0	1.0	1.0	(2)(12)(19)
		Second lien senior secured loan	6.75%	Libor (Q)	6.25%	06/2021	08/2029		34.6	34.4	34.6	(2)(12)
										35.4	35.6
QF Holdings, Inc. (16)	SaaS based electronic health record software provider	First lien senior secured loan	7.25%	Libor (Q)	6.25%	12/2021	12/2027		8.1	8.1	8.1	(2)(12)
		First lien senior secured loan	7.50%	Libor (Q)	6.50%	09/2019	12/2027		15.5	15.5	15.5	(2)(12)
										23.6	23.6
Raptor Technologies, LLC, Sycamore Bidco LTD and Rocket Parent, LLC (16)	Provider of SaaS-based safety and security software to the K-12 school market	First lien senior secured loan	7.00%	Libor (Q)	6.00%	10/2021	10/2028		28.5	28.5	28.2	(2)(6)(12)
		Class A common units				12/2018		2,880,582		3.5	4.8
										32.0	33.0
RealPage, Inc.	Provider of enterprise software solutions to the residential real estate industry	Second lien senior secured loan	7.25%	Libor (M)	6.50%	04/2021	04/2029		84.1	82.9	84.1	(2)(12)
Regent Education, Inc.	Provider of software solutions designed to optimize the financial aid and enrollment processes	Warrant to purchase shares of common stock				12/2016	12/2026	5,393,194		—	—	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Coupon(3)	Reference(7)	Spread(3)	Acquisition Date	Maturity Date	Shares	Principal	Amortized Cost	Fair Value		% of Net Assets
		Warrant to purchase shares of common stock				12/2016	12/2026	987		—	—	(2)
										—	—
Relativity ODA LLC (16)	Electronic discovery document review software platform for use in litigations and investigations	First lien senior secured loan	8.50% PIK	Libor (M)	7.50%	05/2021	05/2027		59.8	59.8	59.8	(2)(12)
RMS Holdco II, LLC & RMS Group Holdings, Inc. (16)	Developer of revenue cycle management solutions, process automation, analytics and integration for the healthcare industry	First lien senior secured loan	6.50%	Libor (Q)	5.75%	12/2021	12/2027		23.5	23.5	23.3	(2)(12)
		Class A common stock				12/2021		464.9		4.6	4.6	(2)
										28.1	27.9
Smarsh Inc., MobileGuard, LLC, Actiance, Inc. and Skywalker TopCo, LLC	SaaS based communication archival service provider	First lien senior secured loan	9.25%	Libor (M)	8.25%	11/2020	11/2025		13.3	13.3	13.3	(2)(12)
		Common units				11/2020		1,432,835		4.8	5.1	(2)
										18.1	18.4
SocialFlow, Inc.	Social media optimization platform provider	Warrant to purchase shares of Series C preferred stock				01/2016	01/2026	215,331		—	—	(2)
Sophia, L.P.	Provider of ERP software and services for higher education institutions	Second lien senior secured loan	9.00%	Libor (Q)	8.00%	10/2020	10/2028		105.9	105.9	105.9	(2)(12)
SoundCloud Limited	Platform for receiving, sending, and distributing music	Common stock				08/2017		73,422		0.4	0.7	(2)(6)
Stamps.com Inc.	Provider of mailing and shipping solutions	First lien senior secured loan	6.50%	Libor (Q)	5.75%	10/2021	10/2028		197.9	197.9	193.9	(2)(12)
Storable, Inc. and EQT IX Co-Investment (E) SCSP	PMS solutions and web services for the self-storage industry	Second lien senior secured loan	7.50%	Libor (Q)	6.75%	04/2021	04/2029		42.8	42.8	42.8	(2)(12)
		Limited partnership interests				04/2021		614,950		6.2	6.8	(2)(6)
										49.0	49.6
Sundance Group Holdings, Inc. (16)	Provider of cloud-based document management and collaboration solutions	First lien senior secured revolving loan	7.75%	Libor (Q)	6.75%	07/2021	07/2027		0.9	0.8	0.9	(2)(12)
		First lien senior secured loan	7.75%	Libor (Q)	6.75%	07/2021	07/2027		15.4	15.2	15.3	(2)(12)
										16.0	16.2
TCP Hawker Intermediate LLC (16)	Workforce management solutions provider	First lien senior secured loan	6.50%	Libor (Q)	5.50%	12/2020	08/2026		6.6	6.6	6.6	(12)
		First lien senior secured loan	6.50%	Libor (Q)	5.50%	10/2021	08/2026		4.0	4.0	4.0	(2)(12)
		First lien senior secured loan	6.50%	Libor (Q)	5.50%	08/2019	08/2026		34.8	34.8	34.8	(12)
										45.4	45.4
The Ultimate Software Group, Inc. and H&F Unite Partners, L.P. (16)	Provider of cloud based HCM solutions for businesses	First lien senior secured revolving loan	—%			05/2019				—	—	(6)(14)
		Limited partnership interests				05/2019		12,583,556		12.6	15.1	(2)(6)
										12.6	15.1
Verscend Holding Corp. (16)	Healthcare analytics solutions provider	First lien senior secured revolving loan	—%			08/2018				—	—	(14)
WebPT, Inc. (16)	Electronic medical record software provider	First lien senior secured loan	7.75%	Libor (Q)	6.75%	08/2019	08/2024		48.1	48.1	48.1	(2)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Coupon(3)	Reference(7)	Spread(3)	Acquisition Date	Maturity Date	Shares	Principal	Amortized Cost	Fair Value		% of Net Assets
Wellness AcquisitionCo, Inc. (16)	Provider of retail consumer insights and analytics for manufacturers and retailers in the natural, organic and specialty products industry	First lien senior secured loan	6.50%	Libor (Q)	5.50%	01/2021	01/2027		0.1	0.1	0.1	(2)(12)
WorkWave Intermediate II, LLC (16)	Provider of cloud-based field services and fleet management solutions	First lien senior secured loan	8.00% PIK	Libor (Q)	7.25%	06/2021	06/2027		61.6	61.6	61.6	(2)(12)

										4,308.2	4,378.1		49.37%
Health Care Services
Absolute Dental Group LLC and Absolute Dental Equity, LLC (5)(16)	Dental services provider	First lien senior secured revolving loan	11.25% (5.00% PIK)	Base rate (Q)	8.00%	06/2021	06/2024		4.0	4.0	4.0	(2)(12)
		First lien senior secured loan	10.00% (5.00% PIK)	Libor (Q)	9.00%	06/2021	06/2024		49.5	49.5	49.5	(2)(12)
		Class A common units				06/2021		7,617,280		4.7	10.4	(2)
										58.2	63.9
ADG, LLC and RC IV GEDC Investor LLC (16)	Dental services provider	First lien senior secured revolving loan	7.50% (0.50%PIK)	Base rate (A)	4.25%	09/2016	09/2022		9.6	9.6	9.5	(2)(12)
		First lien senior secured revolving loan	5.75% (0.50%PIK)	Libor (Q)	4.75%	09/2016	09/2022		2.3	2.3	2.3	(2)(12)
		Second lien senior secured loan	11.00% PIK	Libor (Q)	10.00%	09/2016	03/2024		115.3	95.2	103.7	(2)(12)
		Membership units				09/2016		3,000,000		3.0	—	(2)
										110.1	115.5
Alteon Health, LLC	Provider of physician management services	First lien senior secured loan	7.50%	Libor (Q)	6.50%	05/2017	09/2023		2.8	2.8	2.8	(2)(12)
Athenahealth, Inc., VVC Holding Corp., Virence Intermediate Holding Corp., and Virence Holdings LLC (16)	Revenue cycle management provider to the physician practices and acute care hospitals	Class A interests				02/2019		0.39%		9.0	49.3	(2)
Bambino Group Holdings, LLC	Dental services provider	Class A preferred units				12/2016		1,000,000		1.0	1.1	(2)
Bearcat Buyer, Inc. and Bearcat Parent, Inc. (16)	Provider of central institutional review boards over clinical trials	Second lien senior secured loan	9.25%	Libor (Q)	8.25%	07/2019	07/2027		69.5	69.5	69.5	(2)(12)
		Second lien senior secured loan	9.25%	Libor (Q)	8.25%	09/2019	07/2027		12.7	12.7	12.7	(2)(12)
		Class B common units				07/2019		4,211		4.2	10.8	(2)
										86.4	93.0
CCS-CMGC Holdings, Inc. (16)	Correctional facility healthcare operator	First lien senior secured revolving loan	—%			10/2018				—	—	(14)
		First lien senior secured loan	5.63%	Libor (Q)	5.50%	09/2018	10/2025		34.0	33.8	33.3
										33.8	33.3
Center for Autism and Related Disorders, LLC (16)	Autism treatment and services provider specializing in applied behavior analysis therapy	First lien senior secured revolving loan	5.65%	Libor (Q)	5.50%	11/2018	11/2023		6.8	6.8	6.2	(2)(15)
Comprehensive EyeCare Partners, LLC (16)	Vision care practice management company	First lien senior secured revolving loan	7.00%	Libor (Q)	5.75%	02/2018	02/2024		0.3	0.3	0.3	(2)(12)
		First lien senior secured loan	7.00%	Libor (Q)	5.75%	02/2018	02/2024		2.6	2.6	2.6	(2)(12)
		First lien senior secured loan	8.00%	Base Rate (Q)	4.75%	04/2021	02/2024		0.1	0.1	0.1	(2)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Coupon(3)	Reference(7)	Spread(3)	Acquisition Date	Maturity Date	Shares	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	7.00%	Libor (Q)	5.75%	04/2021	02/2024		0.6	0.6	0.6	(2)(12)
										3.6	3.6
Convey Health Solutions, Inc.	Healthcare workforce management software provider	First lien senior secured loan	5.50%	Libor (M)	4.75%	09/2019	09/2026		2.7	2.7	2.7	(12)
CVP Holdco, Inc. and OMERS Wildcats Investment Holdings LLC (16)	Veterinary hospital operator	First lien senior secured revolving loan	8.00%	Base Rate (Q)	4.75%	10/2019	10/2024		0.4	0.4	0.4	(2)(12)(15)
		First lien senior secured loan	6.25%	Libor (Q)	5.25%	10/2019	10/2025		39.4	39.4	39.4	(12)
		First lien senior secured loan	6.75%	Libor (Q)	5.75%	04/2021	10/2025		49.2	49.2	49.2	(2)(12)
		Common stock				10/2019		32,429		10.0	15.9	(2)
										99.0	104.9
GHX Ultimate Parent Corporation, Commerce Parent, Inc. and Commerce Topco, LLC	On-demand supply chain automation solutions provider to the healthcare industry	Second lien senior secured loan	7.50%	Libor (Q)	6.75%	05/2021	05/2029		114.0	114.0	114.0	(2)(12)
		Class A units				06/2017		14,013,303		14.0	32.2	(2)
										128.0	146.2
Global Medical Response, Inc. and GMR Buyer Corp.	Emergency air medical services provider	Second lien senior secured loan	7.50%	Libor (Q)	6.75%	12/2021	12/2029		95.4	95.4	94.5	(2)(12)
		Warrant to purchase units of common stock				03/2018	03/2028	115,733		0.9	3.0	(2)
		Warrant to purchase units of common stock				12/2021	12/2031	1,926.57		0.1	—	(2)
										96.4	97.5
HealthEdge Software, Inc. (16)	Provider of financial, administrative and clinical software platforms to the healthcare industry	First lien senior secured revolving loan	—%			12/2021				—	—	(14)
		First lien senior secured loan	7.25%	Libor (Q)	6.25%	12/2021	04/2026		79.2	79.2	79.2	(2)(12)
										79.2	79.2
Honor Technology, Inc.	Nursing and home care provider	First lien senior secured loan	11.00%	Libor (M)	10.00%	08/2021	08/2026		2.5	2.4	2.5	(2)(12)
		Warrant to purchase shares of series D-2 preferred stock				08/2021	08/2031	133,333		0.1	0.1	(2)
										2.5	2.6
JDC Healthcare Management, LLC (16)	Dental services provider	First lien senior secured revolving loan				04/2017	04/2022		4.4	3.8	3.1	(2)(11)
		First lien senior secured loan				04/2017	04/2023		37.2	31.7	26.5	(2)(11)
										35.5	29.6
KBHS Acquisition, LLC (d/b/a Alita Care, LLC) (16)	Provider of behavioral health services	First lien senior secured revolving loan	6.00% (1.00% PIK)	Libor (M)	5.00%	03/2017	03/2024		0.8	0.8	0.8	(2)(12)
MCH Holdings, Inc., MC Acquisition Holdings I, LLC and Privia Health Group, Inc.	Healthcare professional provider	First lien senior secured loan	8.50%	Libor (M)	7.00%	07/2017	07/2022		110.2	110.2	110.2	(12)
		Class A units				01/2014		1,438,643		—	0.6	(2)
										110.2	110.8
Napa Management Services Corporation and ASP NAPA Holdings, LLC	Anesthesia management services provider	Second lien senior secured loan	11.00%	Libor (Q)	10.00%	04/2016	10/2023		72.8	72.8	72.8	(2)(12)
		Preferred units	15.00% PIK			06/2020		1,842		0.1	0.1	(2)
		Senior preferred units	8.00% PIK			06/2020		5,320		0.3	0.3	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Coupon(3)	Reference(7)	Spread(3)	Acquisition Date	Maturity Date	Shares	Principal	Amortized Cost	Fair Value		% of Net Assets
		Class A units				04/2016		25,277		2.5	4.1	(2)
										75.7	77.3
NMN Holdings III Corp. and NMN Holdings LP (16)	Provider of complex rehabilitation technology solutions for patients with mobility loss	First lien senior secured revolving loan	—%			11/2018				—	—	(14)
		Partnership units				11/2018		30,000		3.0	2.8	(2)
										3.0	2.8
NueHealth Performance, LLC (16)	Developer, builder and manager of specialty surgical hospitals and ambulatory surgery centers	First lien senior secured revolving loan	8.25%	Libor (M)	7.25%	09/2018	09/2023		3.3	3.3	3.3	(2)(12)
		First lien senior secured loan	8.25%	Libor (M)	7.25%	09/2018	09/2023		12.4	12.4	12.4	(12)
		First lien senior secured loan	8.25%	Libor (M)	7.25%	02/2020	09/2023		3.0	3.0	3.0	(2)(12)
										18.7	18.7
Olympia Acquisition, Inc. and Olympia TopCo, L.P. (16)	Behavioral health and special education platform provider	First lien senior secured revolving loan	8.50% (2.00%PIK)	Libor (M)	7.50%	09/2019	09/2024		10.1	10.1	8.3	(2)(12)
		First lien senior secured revolving loan	8.50% (2.00% PIK)	Libor (M)	7.50%	12/2020	09/2024		0.2	0.2	0.2	(2)(12)
		First lien senior secured loan	8.50% (2.00% PIK)	Libor (M)	7.50%	09/2019	09/2026		42.1	42.1	34.5	(12)
		First lien senior secured loan	8.50% (2.00% PIK)	Libor (M)	7.50%	12/2020	09/2026		0.9	0.9	0.8	(12)
		Preferred units	15.00% PIK			07/2021		417,189		0.3	0.3	(2)
		Class A common units				09/2019		9,549,000		9.5	—	(2)
										63.1	44.1
OMH-HealthEdge Holdings, LLC	Revenue cycle management provider to the healthcare industry	First lien senior secured loan	6.50%	Libor (Q)	5.50%	10/2019	10/2025		26.1	26.1	26.1	(12)
		First lien senior secured loan	6.50%	Libor (Q)	5.50%	03/2021	10/2025		15.4	15.4	15.4	(12)
										41.5	41.5
Pathway Vet Alliance LLC and Jedi Group Holdings LLC (16)	Veterinary hospital operator	First lien senior secured revolving loan	—%			03/2020				—	—	(14)
		Second lien senior secured loan	8.75%	Libor (M)	7.75%	03/2020	03/2028		76.3	76.3	76.3	(2)(12)
		Class R common units				03/2020		6,004,768		6.0	7.9	(2)
										82.3	84.2
PhyMED Management LLC	Provider of anesthesia services	Second lien senior secured loan	15.00% (10.49% PIK)	Libor (Q)	14.00%	12/2015	09/2022		55.7	55.6	52.4	(2)(12)
Premise Health Holding Corp. and OMERS Bluejay Investment Holdings LP (16)	Provider of employer-sponsored onsite health and wellness clinics and pharmacies	First lien senior secured revolving loan	3.41%	Libor (Q)	3.25%	07/2018	07/2023		12.0	12.0	12.0	(2)(15)
		First lien senior secured loan	3.72%	Libor (Q)	3.50%	07/2018	07/2025		8.6	8.6	8.6
		Second lien senior secured loan	7.72%	Libor (Q)	7.50%	07/2018	07/2026		67.1	66.7	67.1	(2)
		Class A units				07/2018		9,775		9.8	17.5	(2)
										97.1	105.2
Project Ruby Ultimate Parent Corp. (dba Wellsky)	Provider of care coordination and transition management software solutions	Second lien senior secured loan	7.25%	Libor (M)	6.50%	03/2021	03/2029		193.1	193.1	193.1	(2)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Coupon(3)	Reference(7)	Spread(3)	Acquisition Date	Maturity Date	Shares	Principal	Amortized Cost	Fair Value		% of Net Assets
Respicardia, Inc.	Developer of implantable therapies to improve cardiovascular health	Warrant to purchase shares of Series C preferred stock				06/2012	06/2022	99,094		—	—	(2)
RTI Surgical, Inc. and Pioneer Surgical Technology, Inc. (16)	Manufacturer of biologic, metal and synthetic implants/devices	First lien senior secured revolving loan	8.25%	Libor (M)	6.75%	07/2020	07/2026		5.0	5.0	5.0	(2)(12)
		First lien senior secured loan	8.25%	Libor (Q)	6.75%	07/2020	07/2026		28.5	28.5	28.5	(12)
										33.5	33.5
SiroMed Physician Services, Inc. and SiroMed Equity Holdings, LLC (16)	Outsourced anesthesia provider	First lien senior secured loan	5.75%	Libor (M)	4.75%	03/2018	03/2024		11.5	11.5	9.9	(12)
		Common units				03/2018		684,854		4.8	0.7	(2)
										16.3	10.6
SM Wellness Holdings, Inc. and SM Holdco, Inc. (16)	Breast cancer screening provider	Series A units				08/2018		8,041		8.0	9.6	(2)
		Series B units				08/2018		804,142		—	—	(2)
										8.0	9.6
Symplr Software Inc. and Symplr Software Intermediate Holdings, Inc. (16)	SaaS based healthcare compliance platform provider	Second lien senior secured loan	8.63%	Libor (Q)	7.88%	12/2020	12/2028		69.9	69.9	69.9	(2)(12)
		Series C-1 preferred shares	11.00% PIK			06/2021		75,939		85.0	85.0	(2)
		Series C-2 preferred shares	11.00% PIK			06/2021		40,115		42.6	42.6	(2)
		Series C-3 preferred shares	11.00%PIK			10/2021		16,201		16.6	16.6	(2)
										214.1	214.1
Synergy HomeCare Franchising, LLC and NP/Synergy Holdings, LLC (16)	Franchisor of private pay home care for the elderly	First lien senior secured loan	6.75%	Libor (Q)	5.75%	04/2018	04/2024		15.3	15.3	15.3	(12)
		Common units				04/2018		550		0.5	1.0
										15.8	16.3
Teligent, Inc (16)	Pharmaceutical company that develops, manufactures and markets injectable pharmaceutical products	Second lien senior secured loan				10/2021	01/2022		8.8	8.1	8.8	(2)(11)
		Second lien senior secured loan				01/2021	12/2022		1.4	1.3	0.5	(2)(11)
		Second lien senior secured loan				12/2018	12/2022		77.8	67.6	29.5	(2)(11)
		Series D preferred stock				01/2021		77,725		—	—	(2)
		Warrant to purchase shares of common stock				04/2020	04/2025	490,492		—	—	(2)
		Warrant to purchase shares of common stock				07/2020	07/2025	122,548		—	—	(2)
										77.0	38.8
Therapy Brands Holdings LLC (16)	Provider of software solutions for the mental and behavioral health market segments	Second lien senior secured loan	7.50%	Libor (Q)	6.75%	06/2021	05/2029		20.5	20.3	20.5	(2)(12)
Touchstone Acquisition, Inc. and Touchstone Holding, L.P.	Manufacturer of consumable products in the dental, medical, cosmetic and consumer/industrial end-markets	Class A preferred units	8.00% PIK			11/2018		2,149		2.7	2.8	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Coupon(3)	Reference(7)	Spread(3)	Acquisition Date	Maturity Date	Shares	Principal	Amortized Cost	Fair Value		% of Net Assets
U.S. Anesthesia Partners, Inc. & U.S. Anesthesia Partners Holdings, Inc.	Anesthesiology service provider	Second lien senior secured loan	8.00%	Libor (Q)	7.50%	10/2021	10/2029		147.8	147.8	146.3	(2)(12)
		Common stock				12/2021		3,671,429		12.9	12.9	(2)
										160.7	159.2
VPP Intermediate Holdings, LLC and VPP Group Holdings, L.P. (16)	Veterinary hospital operator	First lien senior secured loan	6.75%	Libor (Q)	5.75%	12/2021	12/2027		6.4	6.4	6.4	(2)(12)
		Class A-2 units				12/2021		7,524		7.5	7.5	(2)
										13.9	13.9
WSHP FC Acquisition LLC (16)	Provider of biospecimen products for pharma research	First lien senior secured revolving loan	7.00%	Libor (Q)	6.00%	03/2018	03/2027		1.5	1.5	1.5	(2)(12)
		First lien senior secured loan	7.00%	Libor (Q)	6.00%	10/2021	03/2027		4.9	4.9	4.9	(2)(12)
		First lien senior secured loan	7.00%	Libor (Q)	6.00%	03/2018	03/2027		33.4	33.4	33.4	(12)
		First lien senior secured loan	7.00%	Libor (Q)	6.00%	02/2019	03/2027		4.5	4.5	4.5	(12)
		First lien senior secured loan	7.00%	Libor (M)	6.00%	08/2019	03/2027		11.4	11.4	11.4	(12)
		First lien senior secured loan	7.00%	Libor (Q)	6.00%	10/2019	03/2027		10.8	10.8	10.8	(12)
		First lien senior secured loan	7.00%	Libor (Q)	6.00%	11/2021	03/2027		9.0	9.0	9.0	(2)(12)
										75.5	75.5

										2,133.9	2,157.1		24.33%
Commercial & Professional Services
Accommodations Plus Technologies LLC and Accommodations Plus Technologies Holdings LLC (16)	Provider of outsourced crew accommodations and logistics management solutions to the airline industry	First lien senior secured revolving loan	10.00%	Libor (Q)	9.00%	05/2018	05/2023		4.1	4.1	3.9	(2)(12)
		Class A common units				05/2018		236,358		4.3	4.0
										8.4	7.9
Aero Operating LLC	Provider of snow removal and melting service for airports and marine terminals	First lien senior secured loan	8.00%	Libor (M)	6.50%	02/2020	02/2026		36.6	36.6	36.6	(12)
		First lien senior secured loan	8.00%	Libor (Q)	6.50%	12/2021	02/2026		1.2	1.2	1.2	(2)(12)
										37.8	37.8
Argenbright Holdings V, LLC	Provider of outsourced security guard services, outsourced facilities management and outsourced aviation services	First lien senior secured loan	7.00%	Libor (M)	6.00%	11/2021	11/2026		21.1	21.1	20.9	(2)(12)
Capstone Acquisition Holdings, Inc. and Capstone Parent Holdings, LP (16)	Outsourced supply chain solutions provider to operators of distribution centers	First lien senior secured revolving loan	7.00%	Base Rate (Q)	3.75%	11/2020	11/2025		2.3	2.3	2.3	(2)(12)(15)
		First lien senior secured loan	5.75%	Libor (M)	4.75%	11/2020	11/2027		0.3	0.3	0.3	(2)(12)
		Second lien senior secured loan	9.75%	Libor (M)	8.75%	11/2020	11/2028		68.3	68.3	68.3	(2)(12)
		Class A units				11/2020		10,581		10.6	14.4	(2)
										81.5	85.3
Cozzini Bros., Inc. and BH-Sharp Holdings LP (16)	Provider of commercial knife sharpening and cutlery services in the restaurant industry	First lien senior secured loan	8.50% (4.50% PIK)	Libor (Q)	7.50%	03/2017	03/2023		12.4	12.4	11.4	(2)(12)
		Common units				03/2017		2,950,000		3.0	1.4	(2)
										15.4	12.8

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Coupon(3)	Reference(7)	Spread(3)	Acquisition Date	Maturity Date	Shares	Principal	Amortized Cost	Fair Value		% of Net Assets
DTI Holdco, Inc. and OPE DTI Holdings, Inc. (16)	Provider of legal process outsourcing and managed services	First lien senior secured revolving loan	6.75%	Base Rate (Q)	3.50%	09/2016	06/2023		0.3	0.3	0.3	(2)(15)
		First lien senior secured revolving loan	4.65%	Libor (Q)	4.50%	09/2016	06/2023		4.8	4.8	4.8	(2)(15)
		Class A common stock				08/2014		7,500		7.5	4.2	(2)
		Class B common stock				08/2014		7,500		—	—	(2)
										12.6	9.3
Elevation Services Parent Holdings, LLC	Elevator service platform	First lien senior secured loan	7.00%	Libor (Q)	6.00%	12/2020	12/2026		8.7	8.7	8.7	(2)(12)
		First lien senior secured loan	6.50%	Libor (Q)	5.50%	12/2020	12/2026		0.3	0.3	0.3	(2)(12)
		First lien senior secured loan	7.00%	Libor (Q)	6.00%	12/2020	12/2026		5.2	5.2	5.2	(2)(12)
										14.2	14.2
HAI Acquisition Corporation and Aloha Topco, LLC (16)	Professional employer organization offering human resources, compliance and risk management services	First lien senior secured loan	6.00%	Libor (M)	5.25%	11/2017	11/2025		61.0	61.0	61.0	(12)
		First lien senior secured loan	6.00%	Libor (Q)	5.25%	09/2021	11/2025		0.1	0.1	0.1	(2)(12)
		Class A units				11/2017		16,980		1.7	2.3	(2)
										62.8	63.4
HH-Stella, Inc. and Bedrock Parent Holdings, LP (16)	Provider of municipal solid waste transfer management services	First lien senior secured revolving loan	6.50%	Libor (M)	5.50%	04/2021	04/2027		0.5	0.5	0.5	(2)(12)
		First lien senior secured loan	6.50%	Libor (M)	5.50%	04/2021	04/2028		2.6	2.6	2.6	(2)(12)
		Class A units				04/2021		25,490		2.5	2.9	(2)
										5.6	6.0
IRI Holdings, Inc., IRI Group Holdings, Inc. and IRI Parent, L.P.	Market research company focused on the consumer packaged goods industry	First lien senior secured loan	4.35%	Libor (M)	4.25%	11/2018	12/2025		42.3	41.9	42.3
		Second lien senior secured loan	8.10%	Libor (M)	8.00%	11/2018	11/2026		86.8	85.9	86.8	(2)
		Series A-1 preferred shares	11.50% PIK	Libor (M)	10.50%	11/2018		46,900		65.3	66.0	(2)(12)
		Class A-1 common units				11/2018		90,500		9.1	26.1	(2)
										202.2	221.2
Kellermeyer Bergensons Services, LLC (16)	Provider of janitorial and facilities management services	First lien senior secured loan	6.75%	Libor (A)	5.75%	11/2019	11/2026		60.8	60.5	60.8	(2)(12)
		First lien senior secured loan	6.75%	Libor (Q)	5.75%	07/2021	11/2026		21.1	21.1	21.1	(2)(12)
										81.6	81.9
KPS Global LLC and Cool Group LLC	Manufacturer of walk-in cooler and freezer systems	First lien senior secured loan	7.00%	Libor (M)	6.00%	04/2017	04/2024		12.6	12.6	12.3	(12)
		First lien senior secured loan	7.00%	Libor (M)	6.00%	11/2018	04/2024		3.4	3.4	3.3	(12)
		Class A units				09/2018		13,292		1.1	0.9
										17.1	16.5
Laboratories Bidco LLC and Laboratories Topco LLC (16)	Lab testing services for nicotine containing products	First lien senior secured loan	6.75%	Libor (Q)	5.75%	10/2019	07/2027		21.6	21.6	21.6	(12)
		First lien senior secured loan	6.75%	Libor (Q)	5.75%	10/2019	07/2027		25.5	24.3	25.5	(12)
		First lien senior secured loan	6.75%	Libor (Q)	5.75%	10/2020	07/2027		0.1	0.1	0.1	(2)(12)
		First lien senior secured loan	6.75%	Libor (Q)	5.75%	07/2021	07/2027		10.7	10.7	10.7	(2)(12)
		Class A units				07/2021		3,099,335		4.6	4.1	(2)
										61.3	62.0

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Coupon(3)	Reference(7)	Spread(3)	Acquisition Date	Maturity Date	Shares	Principal	Amortized Cost	Fair Value		% of Net Assets
Lakers Buyer, Inc. and Lakers Parent LLC (16)	Provider of fire safety and life safety services	First lien senior secured revolving loan	6.75%	Libor (Q)	5.75%	03/2021	03/2027		3.6	3.6	3.6	(2)(12)
		First lien senior secured loan	6.75% PIK	Libor (Q)	5.75%	03/2021	03/2027		51.2	51.2	51.2	(2)(12)
		Second lien senior secured loan	11.75% PIK	Libor (Q)	10.75%	03/2021	09/2027		40.1	40.1	40.1	(2)(12)
		Common units				03/2021		46,990		4.7	6.2	(2)
										99.6	101.1
Marmic Purchaser, LLC and Marmic Topco, L.P.	Provider of recurring fire protection services	First lien senior secured loan	7.00%	Libor (Q)	6.00%	03/2021	03/2027		34.4	34.4	34.4	(2)(12)
		Limited partnership units	8.00% PIK			03/2021		1,929,237		2.1	2.4	(2)
										36.5	36.8
Microstar Logistics LLC, Microstar Global Asset Management LLC, MStar Holding Corporation and Kegstar USA Inc.	Keg management solutions provider	Second lien senior secured loan	10.00%PIK	Libor (Q)	9.00%	08/2020	07/2023		153.5	153.5	150.4	(12)
		Series A preferred stock				08/2020		1,507		1.5	2.0	(2)
		Common stock				12/2012		54,710		4.9	4.5	(2)
										159.9	156.9
NAS, LLC and Nationwide Marketing Group, LLC (16)	Buying and marketing services organization for appliance, furniture and consumer electronics dealers	First lien senior secured revolving loan	8.75%	Base Rate (Q)	5.50%	11/2020	06/2024		0.6	0.6	0.6	(2)(12)
		First lien senior secured loan	7.50%	Libor (Q)	6.50%	12/2021	06/2024		2.4	2.4	2.4	(2)(12)
		First lien senior secured loan	7.00%	Libor (B)	6.00%	11/2020	06/2024		6.4	6.4	6.4	(2)(12)
										9.4	9.4
Nest Topco Borrower Inc., KKR Nest Co-Invest L.P., and NBLY 2021-1 (16)	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan	9.00%	Libor (Q)	8.50%	09/2021	08/2029		119.1	119.1	117.9	(2)(12)
		Limited partner interest				09/2021		9,725,000		9.7	9.7	(2)
										128.8	127.6
NM GRC Holdco, LLC	Regulatory compliance services provider to financial institutions	First lien senior secured loan	8.50% (1.50% PIK)	Libor (M)	7.50%	02/2018	02/2024		45.4	45.2	45.4	(12)
North American Fire Holdings, LLC and North American Fire Ultimate Holdings, LLC (16)	Provider of fire safety and life safety services	First lien senior secured loan	7.00%	Libor (Q)	6.00%	05/2021	05/2027		20.1	20.1	20.1	(12)
		Common units				05/2021		884,916		0.9	1.2	(2)
										21.0	21.3
North Haven Stack Buyer, LLC (16)	Provider of environmental testing services	First lien senior secured loan	6.50%	Libor (Q)	5.50%	07/2021	07/2027		11.1	10.8	11.0	(2)(12)
Petroleum Service Group LLC (16)	Provider of operational services for US petrochemical and refining companies	First lien senior secured revolving loan	7.00%	Libor (Q)	6.00%	07/2019	07/2025		2.2	2.2	2.2	(2)(12)(15)
		First lien senior secured loan	7.00%	Libor (Q)	6.00%	12/2021	07/2025		8.1	8.1	8.1	(2)(12)
		First lien senior secured loan	1.00%	Libor (Q)	—%	12/2021	07/2025		0.2	0.2	0.2	(2)(12)
		First lien senior secured loan	7.00%	Libor (Q)	6.00%	07/2019	07/2025		34.2	34.2	34.2	(12)
		First lien senior secured loan	7.00%	Libor (Q)	6.00%	07/2019	07/2025		0.7	0.7	0.7	(2)(12)
										45.4	45.4

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Coupon(3)	Reference(7)	Spread(3)	Acquisition Date	Maturity Date	Shares	Principal	Amortized Cost	Fair Value		% of Net Assets
Pritchard Industries, LLC and LJ Pritchard TopCo Holdings, LLC	Provider of janitorial and facilities management services	First lien senior secured loan	6.25%	Libor (Q)	5.50%	10/2021	10/2027		93.8	93.8	92.8	(2)(12)
		Class A units				10/2021		7,900,000		7.9	7.9	(2)
										101.7	100.7
PS Operating Company LLC and PS OP Holdings LLC (fka QC Supply, LLC) (5)(16)	Specialty distributor and solutions provider to the swine and poultry markets	First lien senior secured revolving loan	7.00%	Libor (Q)	6.00%	12/2021	12/2024		2.8	2.8	2.8	(2)(12)
		First lien senior secured loan	7.00%	Libor (Q)	6.00%	12/2021	12/2024		14.9	14.9	14.9	(2)(12)
		Common unit				12/2021		279,200		7.4	7.4	(2)
										25.1	25.1
R2 Acquisition Corp.	Marketing services	Common stock				05/2007		250,000		0.2	0.5	(2)
RC V Tecmo Investor LLC	Technology based aggregator for facility maintenance services	Common member units				08/2020		9,624,000		8.3	19.3	(2)
RE Community Holdings GP, LLC and RE Community Holdings, LP	Operator of municipal recycling facilities	Limited partnership interest				03/2011		2.86%		—	—	(2)
		Limited partnership interest				03/2011		2.49%		—	—	(2)
										—	—
Registrar Intermediate, LLC and PSP Registrar Co-Investment Fund, L.P. (16)	Provider of FDA registration and consulting services	First lien senior secured loan	6.50%	Libor (Q)	5.50%	08/2021	08/2027		37.9	37.9	37.5	(2)(12)
		Limited partner interests				08/2021		1.13%		2.7	2.6	(2)
										40.6	40.1
Rodeo AcquisitionCo LLC (16)	Provider of food inspection and recovery services	First lien senior secured revolving loan	7.00%	Libor (Q)	6.00%	07/2021	07/2027		0.4	0.4	0.3	(2)(12)
		First lien senior secured loan	7.00%	Libor (Q)	6.00%	07/2021	07/2027		17.1	17.1	16.9	(2)(12)
										17.5	17.2
Schill Landscaping and Lawn Care Services LLC and Landscape Parallel Partners, L.P. (16)	Provider of landscape design and planning, and snow removal services	First lien senior secured loan	6.75%	Libor (Q)	5.75%	12/2021	12/2027		5.8	5.8	5.8	(2)(12)
		Class A units				12/2021		3,841		9.5	9.5	(2)
										15.3	15.3
SSE Buyer, Inc., Supply Source Enterprises, Inc., Impact Products LLC, The Safety Zone, LLC and SSE Parent, LP	Manufacturer and distributor of personal protection equipment, commercial cleaning, maintenance and safety products	First lien senior secured loan	10.22%	Libor (Q)	9.22%	06/2020	06/2026		21.4	21.4	19.9	(2)(12)
		Limited partnership class A-1 units				06/2020		2,173		1.1	0.6	(2)
		Limited partnership class A-2 units				06/2020		2,173		1.1	0.6	(2)
										23.6	21.1
Startec Equity, LLC (5)	Communication services	Member interest				04/2010				—	—
Stealth Holding LLC and UCIT Online Security Inc. (16)	Live video monitoring solutions provider	First lien senior secured loan	7.75%	Libor (Q)	6.75%	03/2021	03/2026		50.5	50.5	50.5	(6)(12)
		First lien senior secured loan	9.00%	Base Rate (Q)	5.75%	03/2021	03/2026		0.8	0.8	0.8	(2)(6)(12)
										51.3	51.3

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Coupon(3)	Reference(7)	Spread(3)	Acquisition Date	Maturity Date	Shares	Principal	Amortized Cost	Fair Value		% of Net Assets
Thermostat Purchaser III, Inc. (16)	Provider of commercial HVAC equipment maintenance and repair services	Second lien senior secured loan	8.00%	Libor (M)	7.25%	08/2021	08/2029		23.0	23.0	22.8	(2)(12)
Tyden Group Holding Corp.	Producer and marketer of global cargo security, product identification and traceability products and utility meter products	Preferred stock				01/2017		46,276		0.4	0.4	(6)
		Common stock				01/2017		5,521,203		2.0	3.9	(6)
										2.4	4.3
Visual Edge Technology, Inc.	Provider of outsourced office solutions with a focus on printer and copier equipment and other parts and supplies	First lien senior secured loan	9.75% (1.25% PIK)	Libor (Q)	8.25%	08/2017	08/2022		32.5	32.5	30.9	(2)(12)
		Senior subordinated loan	12.50% PIK			08/2017	09/2024		88.6	86.1	79.7	(2)
		Warrant to purchase shares of common stock				08/2017	08/2027	10,358,572		3.9	—	(2)
										122.5	110.6
VLS Recovery Services, LLC (16)	Provider of commercial and industrial waste processing and disposal services	First lien senior secured revolving loan	6.50%	Libor (M)	5.50%	10/2017	10/2024		1.3	1.3	1.3	(2)(12)(15)
		First lien senior secured loan	6.50%	Libor (Q)	5.50%	07/2019	10/2024		8.8	8.8	8.8	(2)(12)
		First lien senior secured loan	6.50%	Libor (Q)	5.50%	08/2021	10/2024		5.2	5.2	5.2	(2)(12)
										15.3	15.3
Wash Encore Holdings, LLC	Provider of outsourced healthcare linen management solutions	First lien senior secured loan	6.75%	Libor (Q)	5.75%	07/2021	07/2027		135.6	135.6	134.2	(2)(12)
XIFIN, Inc. and ACP Charger Co-Invest LLC (16)	Revenue cycle management provider to labs	First lien senior secured revolving loan	6.75%	Libor (M)	5.75%	02/2020	02/2026		1.1	1.1	1.1	(2)(12)
		First lien senior secured loan	6.75%	Libor (Q)	5.75%	07/2021	02/2026		16.3	16.3	16.1	(2)(12)
		First lien senior secured loan	6.75%	Libor (M)	5.75%	12/2021	02/2026		39.3	39.3	39.0	(2)(12)
		Class A units				02/2020		180,000		1.8	4.2	(2)
		Class B units				12/2021		46,363.16		0.9	1.1	(2)
										59.4	61.5

										1,820.0	1,833.4		20.68%
Diversified Financials
BCC Blueprint Holdings I, LLC and BCC Blueprint Investments, LLC	Provider of comprehensive suite of investment management and wealth planning solutions	First lien senior secured loan	7.00%	Libor (Q)	6.25%	09/2021	09/2027		0.2	0.2	0.2	(2)(12)
		Senior subordinated loan	9.30% PIK			09/2021	09/2026		4.5	4.5	4.5	(2)
		Common units				09/2021		4,220,159		4.2	4.1	(2)
										8.9	8.8
Beacon Pointe Harmony, LLC (16)	Provider of comprehensive wealth management services	First lien senior secured loan	6.00%	Libor (Q)	5.25%	12/2021	12/2028		14.5	14.5	14.4	(6)(12)
CrossCountry Mortgage, LLC (16)	Mortgage company originating loans in the retail and consumer direct channels	First lien senior secured loan	7.50%	Libor (Q)	7.00%	11/2021	11/2027		93.8	93.8	92.8	(2)(12)
DFC Global Facility Borrower III LLC (16)	Non-bank provider of alternative financial services	First lien senior secured revolving loan	8.50%	CDOR (B)	8.00%	06/2021	06/2026		146.4	149.9	146.4	(2)(6)(10)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Coupon(3)	Reference(7)	Spread(3)	Acquisition Date	Maturity Date	Shares	Principal	Amortized Cost	Fair Value		% of Net Assets
eCapital Finance Corp.	Consolidator of commercial finance businesses	Senior subordinated loan	9.00%	Libor (M)	7.50%	01/2020	01/2025		56.0	56.0	56.0	(2)(12)
		Senior subordinated loan	9.00%	Libor (M)	7.50%	11/2020	01/2025		5.4	5.4	5.4	(2)(12)
										61.4	61.4
EP Wealth Advisors, LLC (16)	Wealth management and financial planning firm	First lien senior secured revolving loan	5.50%	Libor (Q)	4.50%	09/2020	09/2026		0.2	0.2	0.2	(2)(12)
		First lien senior secured loan	5.50%	Libor (Q)	4.50%	09/2020	09/2026		0.2	0.2	0.2	(2)(12)
		First lien senior secured loan	6.25%	Libor (Q)	5.25%	11/2021	09/2026		0.3	0.3	0.3	(2)(12)
										0.7	0.7
Green Street Parent, LLC and Green Street Intermediate Holdings, LLC (16)	Provider of REIT research data and analytics	First lien senior secured loan	6.50%	Libor (Q)	5.75%	12/2021	08/2026		23.7	23.7	23.7	(2)(12)
Ivy Hill Asset Management, L.P. (5)	Asset management services	Senior subordinated loan	7.25%	Libor (M)	6.50%	02/2018	05/2023		16.0	16.0	16.0	(6)(12)
		Member interest				06/2009		100.00%		765.0	919.8	(6)
										781.0	935.8
Javlin Three LLC, Javlin Four LLC, and Javlin Five LLC	Asset-backed financial services company	First lien senior secured loan				06/2014	06/2017		15.7	12.6	0.4	(2)(6)(11)
Joyce Lane Capital LLC and Joyce Lane Financing SPV LLC (fka Ciena Capital LLC) (5)(16)	Specialty finance company	First lien senior secured loan	4.13%	Libor (Q)	4.00%	12/2018	12/2022		0.3	0.3	0.3	(2)(6)
		Equity interests				11/2010				—	—	(2)(6)
										0.3	0.3
LS DE LLC and LM LSQ Investors LLC	Asset based lender	Senior subordinated loan	10.50%			06/2015	03/2024		37.0	37.0	37.0	(2)(6)
		Senior subordinated loan	10.50%			06/2017	06/2021		3.0	3.0	3.0	(2)(6)
		Membership units				06/2015		3,275,000		3.3	3.5	(6)
										43.3	43.5
Monica Holdco (US) Inc. (16)	Investment technology and advisory firm	First lien senior secured revolving loan	—%			01/2021				—	—	(14)
		First lien senior secured loan	7.25%	Libor (Q)	6.25%	01/2021	01/2028		2.6	2.6	2.6	(2)(12)
										2.6	2.6
Priority Holdings, LLC and Priority Technology Holdings, Inc.	Provider of merchant acquiring and payment processing solutions	First lien senior secured loan	6.75%	Libor (M)	5.75%	04/2021	04/2027		35.8	35.8	35.8	(2)(6)(12)
		Senior preferred stock	13.00% PIK	Libor (Q)	12.00%	04/2021		65,761		64.4	68.3	(2)(6)(12)
		Warrant to purchase shares of common stock				04/2021	04/2031	527,226		4.0	3.4	(2)(6)
										104.2	107.5
Rialto Management Group, LLC (16)	Investment and asset management platform focused on real estate	First lien senior secured revolving loan	—%			11/2018				—	—	(6)(14)
		First lien senior secured loan	6.50%	Libor (Q)	5.75%	12/2021	12/2025		9.5	9.5	9.5	(2)(6)(12)
		First lien senior secured loan	4.34%	Libor (M)	4.25%	11/2018	12/2025		0.7	0.7	0.7	(6)
		First lien senior secured loan	4.35%	Libor (M)	4.25%	04/2021	12/2025		7.7	7.7	7.7	(2)(6)
										17.9	17.9
TA/WEG Holdings, LLC (16)	Wealth management and financial planning firm	First lien senior secured revolving loan	6.75%	Libor (Q)	5.75%	10/2019	10/2027		0.8	0.8	0.8	(2)(12)(15)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Coupon(3)	Reference(7)	Spread(3)	Acquisition Date	Maturity Date	Shares	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	6.75%	Libor (Q)	5.75%	10/2019	10/2027		0.1	0.1	0.1	(2)(12)
		First lien senior secured loan	6.75%	Libor (Q)	5.75%	11/2020	10/2027		0.1	0.1	0.1	(2)(12)
		First lien senior secured loan	6.75%	Libor (B)	5.75%	06/2021	10/2027		0.1	0.1	0.1	(2)(12)
		First lien senior secured loan	6.75%	Libor (Q)	5.75%	08/2021	10/2027		8.3	8.3	8.3	(2)(12)
										9.4	9.4
The Ultimus Group Midco, LLC, The Ultimus Group, LLC, and The Ultimus Group Aggregator, LP (16)	Provider of asset-servicing capabilities for fund managers	First lien senior secured loan	5.75%	Libor (Q)	4.75%	02/2019	02/2026		37.8	37.8	37.8	(12)
		Class A units				09/2019		1,443		1.6	1.9
		Class A units				02/2019		245		0.2	—
		Class B units				02/2019		2,167,424		—	—
		Class B units				02/2019		245,194		—	—
										39.6	39.7

										1,363.8	1,505.3		16.98%
Insurance Services
Alera Group, Inc. (16)	Insurance service provider	First lien senior secured loan	6.25%	Libor (M)	5.50%	09/2021	10/2028		96.6	96.6	95.6	(2)(12)
Amynta Agency Borrower Inc. and Amynta Warranty Borrower Inc.	Insurance service provider	First lien senior secured loan	4.60%	Libor (M)	4.50%	12/2018	02/2025		1.0	1.0	1.0	(2)
AQ Sunshine, Inc. (16)	Specialized insurance broker	First lien senior secured revolving loan	7.00%	Libor (Q)	6.00%	04/2019	04/2024		0.3	0.3	0.3	(2)(12)(15)
		First lien senior secured loan	7.00%	Libor (Q)	6.00%	04/2019	04/2025		8.6	8.6	8.6	(12)
		First lien senior secured loan	7.00%	Libor (Q)	6.00%	10/2020	04/2025		13.3	13.3	13.3	(2)(12)
		First lien senior secured loan	7.00%	Libor (Q)	6.00%	06/2021	04/2025		20.2	20.2	20.2	(2)(12)
										42.4	42.4
Ardonagh Midco 2 plc and Ardonagh Midco 3 plc	Insurance broker and underwriting servicer	First lien senior secured loan	8.21%	GBP Libor (Q)	7.46%	06/2020	07/2026		69.5	64.8	69.5	(2)(6)(12)
		First lien senior secured loan	7.50%	GBP Libor (Q)	6.75%	06/2020	07/2026		14.5	14.8	14.5	(2)(6)(12)
		First lien senior secured loan	7.75%	Euribor (Q)	6.75%	06/2020	07/2026		7.5	7.5	7.5	(2)(6)(12)
		First lien senior secured loan	6.75%	Libor (Q)	6.00%	08/2021	07/2026		111.2	111.2	111.2	(2)(6)(12)
		Senior subordinated loan	11.50% PIK			06/2020	01/2027		1.3	1.2	1.4	(2)(6)(19)
										199.5	204.1
Benecon Midco II LLC and Locutus Holdco LLC (16)	Employee benefits provider for small and mid-size employers	Common units				12/2020		9,803,682		10.0	15.5
Benefytt Technologies, Inc.	Health insurance sales platform provider	First lien senior secured loan	6.75%	Libor (Q)	6.00%	08/2021	08/2027		23.4	23.4	23.2	(2)(12)
Foundation Risk Partners, Corp. (16)	Full service independent insurance agency	First lien senior secured loan	6.50%	Libor (Q)	5.75%	10/2021	10/2028		169.5	169.5	167.7	(2)(12)
Galway Borrower LLC (16)	Insurance service provider	First lien senior secured revolving loan	—%			09/2021				—	—	(14)
		First lien senior secured loan	6.00%	Libor (Q)	5.25%	09/2021	09/2028		59.1	59.1	58.5	(2)(12)
										59.1	58.5
High Street Buyer, Inc. and High Street Holdco LLC (16)	Insurance brokerage platform	First lien senior secured loan	6.75%	Libor (Q)	6.00%	04/2021	04/2028		55.0	55.0	54.5	(2)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Coupon(3)	Reference(7)	Spread(3)	Acquisition Date	Maturity Date	Shares	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	6.75%	Libor (Q)	6.00%	08/2021	04/2028		10.4	10.4	10.3	(2)(12)
		Series A preferred units	10.00% PIK			04/2021		96,763,329		101.1	101.2	(2)
		Series A common units	10.00% PIK			04/2021		4,649,000		5.0	11.1	(2)
		Series C common units	10.00% PIK			04/2021		4,979,318		0.2	11.9	(2)
										171.7	189.0
K2 Insurance Services, LLC and K2 Holdco LP (16)	Specialty insurance and managing general agency	First lien senior secured revolving loan	—%			07/2019				—	—	(14)
		First lien senior secured loan	6.00%	Libor (Q)	5.00%	12/2021	07/2026		0.6	0.6	0.6	(2)(12)
		First lien senior secured loan	6.00%	Libor (Q)	5.00%	07/2019	07/2026		51.0	51.0	51.0	(12)
		First lien senior secured loan	6.00%	Libor (Q)	5.00%	08/2021	07/2026		0.2	0.2	0.2	(2)(12)
		Common units				07/2019		799,000		0.8	1.6	(2)
										52.6	53.4
NSM Insurance Group, LLC (16)	Insurance program administrator	First lien senior secured revolving loan	7.00%	Base Rate (Q)	3.75%	06/2021	11/2025		0.5	0.5	0.5	(2)(12)(15)
		First lien senior secured loan	6.00%	Libor (M)	4.75%	05/2018	05/2026		12.8	12.8	12.8	(12)
										13.3	13.3
OneDigital Holdings, Achilles Holdco (16)	Benefits broker and outsourced workflow automation platform provider for brokers	First lien senior secured revolving loan	—%			11/2020				—	—	(14)
Patriot Growth Insurance Services, LLC (16)	National retail insurance agency	First lien senior secured loan	6.25%	Libor (Q)	5.50%	10/2021	10/2028		11.6	11.4	11.5	(2)(12)
People Corporation (16)	Provider of group benefits, group retirement and human resources services	First lien senior secured revolving loan	7.25%	CDOR (Q)	6.25%	02/2021	02/2027		2.9	2.8	2.9	(2)(6)(12)
		First lien senior secured loan	6.25%	CDOR (B)	5.50%	09/2021	02/2028		1.4	1.3	1.4	(2)(6)(12)
		First lien senior secured loan	7.25%	CDOR (Q)	6.25%	02/2021	02/2028		44.3	44.1	44.3	(2)(6)(12)
		First lien senior secured loan	7.25%	CDOR (Q)	6.25%	02/2021	02/2028		13.8	14.1	13.8	(6)(12)
										62.3	62.4
RSC Acquisition, Inc. and RSC Insurance Brokerage, Inc. (16)	Insurance broker	First lien senior secured revolving loan	7.75%	Base Rate (Q)	4.50%	11/2019	10/2026		0.3	0.3	0.3	(2)(12)(15)
		First lien senior secured loan	6.25%	Libor (Q)	5.50%	11/2019	10/2026		33.1	33.1	33.1	(12)
										33.4	33.4
SCM Insurance Services Inc. (16)	Provider of claims management, claims investigation & support and risk management solutions for the Canadian property and casualty insurance industry	First lien senior secured loan	6.00%	CDOR (M)	5.00%	08/2017	08/2024		20.4	20.6	20.4	(2)(6)(12)
		Second lien senior secured loan	10.00%	CDOR (M)	9.00%	08/2017	03/2025		60.0	60.5	60.0	(2)(6)(12)
										81.1	80.4
SelectQuote, Inc.	Direct to consumer insurance distribution platform	First lien senior secured loan	5.75%	Libor (M)	5.00%	11/2019	11/2024		22.6	22.6	22.6	(2)(12)
SG Acquisition, Inc.	Provider of insurance solutions for car sales	First lien senior secured loan	5.50%	Libor (M)	5.00%	01/2020	01/2027		35.6	35.6	35.6	(12)
Spring Insurance Solutions, LLC (16)	Technology-based direct to consumer sales and marketing platform for insurance products	First lien senior secured loan	7.50%	Libor (Q)	6.50%	11/2020	11/2025		19.7	19.7	18.9	(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Coupon(3)	Reference(7)	Spread(3)	Acquisition Date	Maturity Date	Shares	Principal	Amortized Cost	Fair Value		% of Net Assets
THG Acquisition, LLC (16)	Multi-line insurance broker	First lien senior secured revolving loan	—%			12/2019				—	—	(14)
		First lien senior secured loan	6.25%	Libor (Q)	5.50%	12/2021	12/2026		0.6	0.6	0.6	(2)(12)
		First lien senior secured loan	6.75%	Libor (Q)	5.75%	12/2019	12/2026		0.1	0.1	0.1	(2)(12)
		First lien senior secured loan	6.50%	Libor (Q)	5.75%	12/2020	12/2026		23.2	23.2	23.2	(2)(12)
		First lien senior secured loan	6.50%	Libor (Q)	5.75%	12/2020	12/2026		14.9	14.9	14.9	(12)
										38.8	38.8

										1,144.0	1,167.3		13.16%
Investment Funds and Vehicles
ACAS Equity Holdings Corporation (5)	Investment company	Common stock				01/2017		589		0.4	0.4	(6)
Ares IIIR/IVR CLO Ltd.	Investment vehicle	Subordinated notes				01/2017	04/2021		20.0	—	—	(6)
Blue Wolf Capital Fund II, L.P. (4)	Investment partnership	Limited partnership interest				01/2017		8.50%		—	0.2	(6)(19)
CoLTs 2005-1 Ltd. (5)	Investment vehicle	Preferred shares				01/2017		360		—	—	(6)
CREST Exeter Street Solar 2004-1	Investment vehicle	Preferred shares				01/2017		3,500,000		—	—	(6)
European Capital UK SME Debt LP (4)	Investment partnership	Limited partnership interest				01/2017		45.00%		18.8	26.9	(6)(17)
HCI Equity, LLC (5)	Investment company	Member interest				04/2010		100.00%		—	—	(6)(19)
Partnership Capital Growth Investors III, L.P.	Investment partnership	Limited partnership interest				10/2011		2.50%		1.8	3.6	(6)(19)
PCG-Ares Sidecar Investment II, L.P. (4)	Investment partnership	Limited partnership interest				10/2014		100.00%		7.0	11.1	(2)(6)(17)
PCG-Ares Sidecar Investment, L.P. (4)	Investment partnership	Limited partnership interest				05/2014		100.00%		4.3	1.3	(6)(17)
Piper Jaffray Merchant Banking Fund I, L.P.	Investment partnership	Limited partnership interest				08/2012		2.00%		0.1	1.0	(6)(19)
Senior Direct Lending Program, LLC (5)(18)	Co-investment vehicle	Subordinated certificates	8.21%	Libor (Q)	8.00%	07/2016	12/2036		987.3	987.3	987.3	(6)
		Member interest				07/2016		87.50%		—	—	(6)
										987.3	987.3
VSC Investors LLC	Investment company	Membership interest				01/2008		1.95%		0.3	0.6	(2)(6)(19)

										1,020.0	1,032.4		11.64%
Capital Goods
AI Aqua Merger Sub, Inc.	End to end provider of water solutions to a wide range of customer bases	First lien senior secured loan	4.50%	Libor (M)	4.00%	06/2021	07/2028		0.9	0.9	0.9	(2)(12)(19)
Arrowhead Holdco Company and Arrowhead GS Holdings, Inc. (16)	Distributor of non-discretionary, mission-critical aftermarket replacement parts	First lien senior secured revolving loan	5.25%	Libor (Q)	4.50%	08/2021	08/2027		3.7	3.7	3.6	(2)(12)(15)
		First lien senior secured loan	5.25%	Libor (M)	4.50%	08/2021	08/2028		27.6	27.6	27.2	(2)(12)
		Common stock				08/2021		4,900		4.9	6.7	(2)
										36.2	37.5
Cadence Aerospace, LLC (16)	Aerospace precision components manufacturer	First lien senior secured revolving loan	9.50% (5.25% PIK)	Libor (Q)	8.50%	11/2017	11/2022		7.9	7.9	7.6	(2)(12)(15)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Coupon(3)	Reference(7)	Spread(3)	Acquisition Date	Maturity Date	Shares	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured revolving loan	8.75%	Base Rate (Q)	5.50%	11/2017	11/2022		3.0	3.0	2.9	(12)
		First lien senior secured revolving loan	9.50% (5.25% PIK)	Libor (Q)	8.50%	07/2020	11/2023		0.7	0.7	0.7	(2)(12)
		First lien senior secured loan	9.50% (5.25% PIK)	Libor (Q)	8.50%	11/2017	11/2023		31.4	31.3	30.5	(12)
		First lien senior secured loan	9.50% (5.25% PIK)	Libor (Q)	8.50%	07/2018	11/2023		9.8	9.8	9.5	(2)(12)
		First lien senior secured loan	9.50% (5.25% PIK)	Libor (Q)	8.50%	10/2019	11/2023		12.0	12.0	11.6	(2)(12)
		First lien senior secured loan	9.50% (5.25% PIK)	Libor (Q)	8.50%	02/2020	11/2023		7.9	7.9	7.6	(2)(12)
		First lien senior secured loan	9.50% (5.25% PIK)	Libor (Q)	8.50%	07/2020	11/2023		4.0	3.7	3.9	(12)
										76.3	74.3
DFS Holding Company, Inc.	Distributor of maintenance, repair, and operations parts, supplies, and equipment to the foodservice industry	First lien senior secured loan	8.50% (1.50% PIK)	Libor (M)	7.50%	07/2017	08/2023		166.7	166.7	158.4	(12)
		First lien senior secured loan	8.50% (1.50% PIK)	Libor (M)	7.50%	03/2017	08/2023		4.3	4.3	4.1	(2)(12)
		First lien senior secured loan	8.50% (1.50% PIK)	Libor (M)	7.50%	05/2020	08/2023		5.0	5.0	4.7	(12)
		First lien senior secured loan	8.50% (1.50% PIK)	Libor (M)	7.50%	05/2020	02/2022		0.7	0.7	0.6	(12)
										176.7	167.8
Dynamic NC Aerospace Holdings, LLC and Dynamic NC Investment Holdings, LP (16)	Provider of aerospace technology and equipment	First lien senior secured loan	7.50%	Libor (Q)	6.50%	12/2020	12/2026		25.7	25.7	25.4	(12)
		Common units				12/2020		9,773,000		9.8	8.6
										35.5	34.0
EPS NASS Parent, Inc. (16)	Provider of maintenance and engineering services for electrical infrastructure	First lien senior secured revolving loan	6.75%	Libor (M)	5.75%	04/2021	04/2026		0.9	0.9	0.9	(2)(12)(15)
		First lien senior secured loan	6.75%	Libor (Q)	5.75%	04/2021	04/2028		30.5	30.5	30.5	(2)(12)
										31.4	31.4
ESCP PPG Holdings, LLC (4)	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	Class A units				12/2016		3,500,000		3.5	2.8	(2)
Flow Control Solutions, Inc. (16)	Distributor and manufacturer of flow control systems components	First lien senior secured loan	6.50%	Libor (Q)	5.50%	11/2018	11/2024		10.8	10.8	10.8	(12)
Harvey Tool Company, LLC (16)	Manufacturer of cutting tools used in the metalworking industry	First lien senior secured revolving loan	6.25%	Libor (Q)	5.50%	10/2021	10/2027		5.9	5.9	5.8	(2)(12)(15)
		First lien senior secured loan	6.25%	Libor (Q)	5.50%	10/2021	10/2027		22.7	22.7	22.5	(2)(12)
										28.6	28.3
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation (5)	Provider of high-speed intelligent document scanning hardware and software	Senior subordinated loan	14.00%			01/2017	06/2022		16.6	16.6	16.6	(2)
		Series A preferred stock				01/2017		73,804,135		1.2	34.8

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Coupon(3)	Reference(7)	Spread(3)	Acquisition Date	Maturity Date	Shares	Principal	Amortized Cost	Fair Value		% of Net Assets
		Class A common stock				01/2017		48,082		—	0.2
		Class B common stock				01/2017		431,055		0.1	1.4
										17.9	53.0
Kene Acquisition, Inc. and Kene Holdings, L.P. (16)	National utility services firm providing engineering and consulting services to natural gas, electric power and other energy and industrial end markets	First lien senior secured revolving loan	—%			08/2019				—	—	(14)
		First lien senior secured loan	5.25%	Libor (Q)	4.25%	08/2019	08/2026		41.1	41.1	41.1	(12)
		Class A units				08/2019		4,549,000		4.5	5.3	(2)
										45.6	46.4
LTG Acquisition, Inc.	Designer and manufacturer of display, lighting and passenger communication systems for mass transportation markets	Class A membership units				01/2017		5,000		5.1	—
Maverick Acquisition, Inc. (16)	Manufacturer of precision machined components for defense and high-tech industrial platforms	First lien senior secured loan	7.00%	Libor (Q)	6.00%	06/2021	06/2027		57.8	57.8	57.3	(2)(12)
MB Aerospace Holdings II Corp.	Aerospace engine components manufacturer	First lien senior secured loan	4.50%	Libor (Q)	3.50%	06/2021	01/2025		11.7	11.0	10.9	(2)(12)
		Second lien senior secured loan	10.00%	Libor (Q)	9.00%	01/2018	01/2026		68.5	68.5	61.6	(2)(12)
		Second lien senior secured loan	10.00%	Libor (Q)	9.00%	05/2019	01/2026		23.6	23.6	21.3	(2)(12)
										103.1	93.8
NCWS Intermediate, Inc. and NCWS Holdings LP (16)	Manufacturer and supplier of car wash equipment, parts and supplies to the conveyorized car wash market	First lien senior secured loan	6.75%	Libor (Q)	6.00%	12/2020	12/2026		12.1	12.1	12.0	(2)(12)
		First lien senior secured loan	6.75%	Libor (Q)	6.00%	11/2021	12/2026		176.4	176.4	174.7	(2)(12)
		Class A-2 common units				12/2020		12,296,000		12.9	18.5	(2)
										201.4	205.2
Osmose Utilities Services, Inc. and Pine Intermediate Holding LLC	Provider of structural integrity management services to transmission and distribution infrastructure	Second lien senior secured loan	7.25%	Libor (M)	6.75%	06/2021	06/2029		55.3	55.3	54.7	(2)(12)
Precinmac (US) Holdings Inc., Trimaster Manufacturing Inc. and Blade Group Holdings, LP. (16)	Manufacturer of high-tolerance precision machined components and assemblies for the aerospace and defense industry	First lien senior secured loan	7.00%	Libor (M)	6.00%	08/2021	08/2027		45.8	45.8	45.4	(2)(6)(12)
		Class A units				08/2021		88,420		13.4	13.4	(2)
										59.2	58.8
Sunk Rock Foundry Partners LP, Hatteras Electrical Manufacturing Holding Company and Sigma Electric Manufacturing Corporation, Diecast Beacon (16)	Manufacturer of metal castings, precision machined components and sub-assemblies in the electrical products, power transmission and distribution and general industrial markets	First lien senior secured revolving loan	—%			10/2017				—	—	(14)

										945.3	957.0		10.79%

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Coupon(3)	Reference(7)	Spread(3)	Acquisition Date	Maturity Date	Shares	Principal	Amortized Cost	Fair Value		% of Net Assets
Automobiles & Components
Automotive Keys Group, LLC and Automotive Keys Investor, LLC	Provider of replacement wireless keys for automotive market	First lien senior secured loan	6.00%	Libor (Q)	5.00%	12/2021	11/2025		10.0	10.0	10.0	(2)(12)
		Preferred units	9.00% PIK			11/2020		4,113,113		4.5	4.5
		Class A common units				11/2020		4,113,113		—	0.6	(2)
										14.5	15.1
Continental Acquisition Holdings, Inc.	Distributor of aftermarket batteries to the electric utility vehicle, automotive, commercial, marine and industrial markets	First lien senior secured loan	7.75%	Libor (Q)	6.75%	01/2021	01/2027		36.5	36.5	36.5	(2)(12)
		First lien senior secured loan	7.75%	Libor (Q)	6.75%	12/2021	01/2027		33.2	33.2	33.2	(2)(12)
										69.7	69.7
Eckler Industries, Inc. and Eckler Purchaser LLC (5)(16)	Restoration parts and accessories provider for classic automobiles	First lien senior secured revolving loan				07/2012	05/2022		6.7	6.5	4.7	(2)(11)
		First lien senior secured loan				07/2012	05/2022		26.3	25.5	18.4	(2)(11)
		Class A common units				07/2012		67,972		16.4	—	(2)
										48.4	23.1
Faraday&Future Inc., FF Inc., Faraday SPE, LLC and Faraday Future Intelligent Electric Inc.	Electric vehicle manufacturer	Second lien senior secured loan	14.00%PIK			03/2021	03/2022		80.3	79.9	80.3	(2)
		Warrant to purchase shares of Class A common stock				08/2021	08/2027	633,008		2.3	1.2	(2)
										82.2	81.5
Highline Aftermarket Acquisition, LLC, Highline Aftermarket SC Acquisition, Inc. and Highline PPC Blocker LLC (16)	Manufacturer and distributor of automotive fluids	First lien senior secured revolving loan	3.85%	Libor (M)	3.75%	11/2020	11/2025		5.9	5.9	5.8	(2)(15)
		Second lien senior secured loan	8.75%	Libor (Q)	8.00%	11/2020	11/2028		70.4	70.4	66.1	(2)(12)
		Co-invest units				11/2020		59,230		5.9	3.5	(2)
										82.2	75.4
Mac Lean-Fogg Company and MacLean-Fogg Holdings, L.L.C.	Manufacturer and supplier for the power utility and automotive markets worldwide	First lien senior secured loan	5.88%	Libor (M)	5.25%	12/2018	12/2025		123.8	123.5	123.8	(12)
		First lien senior secured loan	5.88%	Libor (M)	5.25%	12/2018	12/2025		19.1	19.1	19.1	(2)(12)
		Preferred units	13.75% (9.25% PIK)			10/2015		59,453		75.0	75.0
										217.6	217.9
Mavis Tire Express Services Topco Corp., Metis HoldCo, Inc., and Metis TopCo, LP (16)	Auto parts retailer	First lien senior secured revolving loan	3.85%	Libor (M)	3.75%	05/2021	05/2026		15.6	15.6	15.3	(2)(15)
		Series A preferred stock	7.00% PIK			05/2021		68,601		71.8	71.8	(2)
		Class A-1 units				05/2021		24,586		24.6	26.8	(2)
										112.0	113.9
McLaren Group Limited	Automobile manufacturer and retailer	Senior preference shares	12.50%PIK			08/2021		200,000		20.7	27.1	(2)(6)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Coupon(3)	Reference(7)	Spread(3)	Acquisition Date	Maturity Date	Shares	Principal	Amortized Cost	Fair Value		% of Net Assets
		Warrant to purchase ordinary shares				08/2021	08/2028	49,181		5.5	5.1	(2)(6)
		Warrant to purchase ordinary shares				08/2021	08/2028	13,776		1.6	1.4	(2)(6)
										27.8	33.6
SK SPV IV, LLC	Collision repair site operator	Series A common stock				08/2014		12,500		0.6	—	(2)
		Series B common stock				08/2014		12,500		0.6	—	(2)
										1.2	—
Sun Acquirer Corp. and Sun TopCo, LP (16)	Automotive parts and repair services retailer	First lien senior secured loan	6.50%	Libor (Q)	5.75%	11/2021	09/2028		17.4	17.4	17.2	(2)(12)
		First lien senior secured loan	6.50%	Libor (Q)	5.75%	09/2021	09/2028		74.4	74.4	73.7	(2)(12)
		Class A units				09/2021		74,896		7.5	9.2	(2)
										99.3	100.1
Wand Newco 3, Inc.	Collision repair company	Second lien senior secured loan	7.43%	Libor (Q)	7.25%	02/2019	02/2027		180.2	178.2	180.2	(2)

										933.1	910.5		10.27%
Power Generation
Apex Clean Energy TopCo, LLC (4)	Developer, builder and owner of utility-scale wind and solar power facilities	Class A common units				11/2021		1,335,610		80.5	79.1
Ferrellgas, L.P.	Distributor of propane and related accessories	Senior preferred units	8.96%			03/2021		55,708		55.7	55.7
Heelstone Renewable Energy, LLC (5)	Provider of cloud based IT solutions, infrastructure and services	First lien senior secured loan	8.00%	Libor (Q)	7.00%	04/2021	04/2024		39.0	39.0	39.0	(2)(12)
		Class A1 units				04/2021		100		23.5	30.4
										62.5	69.4
Navisun LLC and Navisun Holdings LLC (5)	Owner and operator of commercial and industrial solar projects	First lien senior secured loan	8.00% PIK			11/2017	11/2023		54.4	54.4	54.4	(2)
		First lien senior secured loan	9.00% PIK			03/2019	11/2023		15.2	15.2	15.2	(2)
		First lien senior secured loan	8.00% (3.00% PIK)			08/2019	11/2023		46.5	46.5	46.5	(2)
		Series A preferred units	10.50% PIK			11/2017		1,000		14.7	15.8
		Class A units				11/2017		550		—	11.8
										130.8	143.7
Opal Fuels LLC	Owner of natural gas facilities	Senior subordinated loan	8.00% PIK			05/2021	12/2026		52.7	43.8	47.8
PosiGen, Inc.	Seller and leaser of solar power systems for residential and commercial customers	Warrant to purchase shares of series D-1 preferred stock				06/2021	06/2028	101,555		—	—	(2)
		Warrant to purchase shares of common stock				01/2020	01/2027	1,112,022		—	—	(2)
										—	—
Potomac Intermediate Holdings II LLC (5)	Gas turbine power generation facilities operator	Series A units				11/2021		220,884,442		179.7	179.7
Riverview Power LLC	Operator of natural gas and oil fired power generation facilities	First lien senior secured loan	10.00%	Libor (Q)	9.00%	08/2021	06/2024		54.2	53.7	54.2	(2)(12)
SE1 Generation, LLC	Solar power developer	Senior subordinated loan	10.25% (5.50% PIK)			12/2019	12/2022		58.8	58.8	57.0	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Coupon(3)	Reference(7)	Spread(3)	Acquisition Date	Maturity Date	Shares	Principal	Amortized Cost	Fair Value		% of Net Assets
Sunrun Atlas Depositor 2019-2, LLC and Sunrun Atlas Holdings 2019-2, LLC	Residential solar energy provider	First lien senior secured loan	3.61%			10/2019	02/2055		0.1	0.1	0.1	(2)
		Senior subordinated loan	8.75% (4.00% PIK)	Libor (Q)	6.75%	11/2019	11/2025		142.5	142.5	142.5	(2)(12)
										142.6	142.6
Sunrun Xanadu Issuer 2019-1, LLC and Sunrun Xanadu Holdings 2019-1, LLC	Residential solar energy provider	First lien senior secured loan	3.98%			06/2019	06/2054		0.4	0.4	0.4	(2)
		Senior subordinated loan	8.75% (2.77% PIK)	Libor (Q)	6.75%	06/2019	07/2030		69.3	69.3	69.3	(12)
										69.7	69.7

										877.8	898.9		10.14%
Consumer Durables & Apparel
Badger Sportswear Acquisition, Inc.	Provider of team uniforms and athletic wear	Second lien senior secured loan	10.25%	Libor (Q)	9.00%	09/2016	03/2024		56.8	56.8	56.8	(2)(12)
Bowhunter Holdings, LLC	Provider of branded archery and bowhunting accessories	Common units				04/2014		421		4.2	—
Centric Brands LLC and Centric Brands GP LLC (16)	Designer, marketer and distributor of licensed and owned apparel	First lien senior secured revolving loan	6.50%	Libor (Q)	5.50%	05/2020	10/2024		2.3	2.3	2.3	(2)(12)
		First lien senior secured loan	10.00% PIK	Libor (Q)	9.00%	10/2018	10/2025		67.9	67.8	67.3	(2)(12)
		Membership interests				10/2018		279,392		2.9	11.5	(2)
										73.0	81.1
DRS Holdings III, Inc. and DRS Holdings I, Inc. (16)	Footwear and orthopedic foot-care brand	First lien senior secured loan	6.75%	Libor (Q)	5.75%	11/2019	11/2025		29.8	29.8	29.8	(12)
		First lien senior secured loan	6.75%	Libor (Q)	5.75%	06/2021	11/2025		46.7	46.7	46.7	(12)
		Common stock				11/2019		8,549		8.5	11.3	(2)
										85.0	87.8
Implus Footcare, LLC	Provider of footwear and other accessories	First lien senior secured loan	8.75%	Libor (Q)	7.75%	06/2017	04/2024		103.3	103.3	95.1	(2)(12)
		First lien senior secured loan	8.75%	Libor (Q)	7.75%	06/2017	04/2024		14.1	14.1	13.0	(2)(12)
		First lien senior secured loan	8.75%	Libor (Q)	7.75%	06/2016	04/2024		1.3	1.3	1.2	(2)(12)
		First lien senior secured loan	8.75%	Libor (Q)	7.75%	07/2018	04/2024		5.0	5.0	4.6	(2)(12)
										123.7	113.9
Lew's Intermediate Holdings, LLC (16)	Outdoor brand holding company	First lien senior secured revolving loan	4.14%	Libor (Q)	4.00%	02/2021	02/2026		1.8	1.8	1.8	(2)
		First lien senior secured loan	5.75%	Libor (Q)	5.00%	02/2021	02/2028		1.0	1.0	1.0	(2)(12)
										2.8	2.8
Pelican Products, Inc. (16)	Flashlights manufacturer	Second lien senior secured loan	8.25%	Libor (Q)	7.75%	12/2021	12/2029		60.0	60.0	59.4	(2)(12)
Rawlings Sporting Goods Company, Inc. and Easton Diamond Sports, LLC	Sports equipment manufacturing company	First lien senior secured loan	7.75%	Libor (Q)	6.75%	12/2020	12/2026		93.2	93.2	93.2	(2)(12)
		First lien senior secured loan	7.75%	Libor (Q)	6.75%	11/2021	12/2026		8.8	8.8	8.8	(2)(12)
										102.0	102.0

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Coupon(3)	Reference(7)	Spread(3)	Acquisition Date	Maturity Date	Shares	Principal	Amortized Cost	Fair Value		% of Net Assets
Reef Lifestyle, LLC (16)	Apparel retailer	First lien senior secured revolving loan	8.50% (2.00% PIK)	Libor (M)	7.50%	10/2018	10/2024		12.1	12.1	12.1	(2)(12)(15)
		First lien senior secured revolving loan	8.50% (2.00% PIK)	Libor (M)	7.50%	07/2020	10/2024		0.6	0.6	0.6	(2)(12)
		First lien senior secured loan	8.50% (2.00% PIK)	Libor (Q)	7.50%	10/2018	10/2024		25.0	25.0	25.0	(12)
		First lien senior secured loan	8.50%	Libor (Q)	7.50%	07/2020	10/2024		1.1	1.1	1.1	(12)
										38.8	38.8
S Toys Holdings LLC (fka The Step2 Company, LLC) (5)	Toy manufacturer	Class B common units				10/2014		126,278,000		—	0.2
		Common units				04/2011		1,116,879		—	—
		Warrant to purchase units				04/2010		3,157,895		—	—
										—	0.2
SHO Holding I Corporation	Manufacturer and distributor of slip resistant footwear	Second lien senior secured loan	9.54% PIK	Libor (M)	8.54%	10/2015	10/2024		116.2	115.6	98.9	(2)(12)
Shock Doctor, Inc. and Shock Doctor Holdings, LLC (4)(16)	Developer, marketer and distributor of sports protection equipment and accessories	First lien senior secured revolving loan	7.25%	Base Rate (M)	4.00%	05/2019	05/2024		1.1	1.1	1.1	(2)(12)(15)
		First lien senior secured revolving loan	6.50%	Libor (M)	5.50%	05/2019	05/2024		0.1	0.1	0.1	(2)(12)(15)
		First lien senior secured loan	6.00%	Libor (Q)	5.00%	05/2019	05/2024		19.2	19.1	19.1	(2)(12)
		Class A preferred units				03/2014		50,000		5.0	0.4	(2)
		Class C preferred units				04/2015		50,000		5.0	0.4	(2)
		Preferred units				05/2019		14,591		1.6	2.0	(2)
										31.9	23.1
SVP-Singer Holdings Inc. and SVP-Singer Holdings LP	Manufacturer of consumer sewing machines	First lien senior secured loan	7.50%	Libor (Q)	6.75%	07/2021	07/2028		44.9	43.7	42.3	(2)(12)
		Class A common units				07/2021		6,264,706		26.1	24.5	(2)
										69.8	66.8
Totes Isotoner Corporation and Totes Ultimate Holdco, Inc. (4)	Designer, marketer, and distributor of rain and cold weather products	First lien senior secured loan	7.00%	Libor (Q)	6.00%	12/2019	12/2024		2.2	2.2	1.9	(2)(12)
		First lien senior secured loan	5.00%	Libor (Q)	4.00%	12/2019	06/2024		1.6	1.6	1.6	(2)(12)
		Common stock				12/2019		861,000		6.0	0.4	(2)
										9.8	3.9
Varsity Brands Holding Co., Inc. and BCPE Hercules Holdings, LP	Leading manufacturer and distributor of textiles, apparel & luxury goods	Second lien senior secured loan	9.25%	Libor (M)	8.25%	07/2018	12/2025		21.1	21.1	20.3	(2)(12)
		Second lien senior secured loan	9.25%	Libor (M)	8.25%	12/2017	12/2025		122.7	122.8	117.9	(12)
		Class A units				07/2018		1,400		1.4	0.7	(2)
										145.3	138.9

										918.7	874.4		9.86%
Consumer Services
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc. (5)	Restaurant owner and operator	First lien senior secured loan				11/2006	12/2022		111.4	—	—	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Coupon(3)	Reference(7)	Spread(3)	Acquisition Date	Maturity Date	Shares	Principal	Amortized Cost	Fair Value		% of Net Assets
Aimbridge Acquisition Co., Inc.	Hotel operator	Second lien senior secured loan	7.60%	Libor (M)	7.50%	02/2019	02/2027		22.5	22.2	21.4	(2)
American Residential Services L.L.C. and Aragorn Parent Holdings LP (16)	Heating, ventilation and air conditioning services provider	Second lien senior secured loan	9.50%	Libor (Q)	8.50%	10/2020	10/2028		56.4	56.4	56.4	(2)(12)
		Series A preferred units	10.00% PIK			10/2020		2,531,500		2.8	3.7	(2)
										59.2	60.1
ATI Restoration, LLC (16)	Provider of disaster recovery services	First lien senior secured revolving loan	6.00%	Libor (Q)	5.00%	07/2020	07/2026		8.1	8.1	8.1	(2)(12)(15)
		First lien senior secured revolving loan	7.25%	Base Rate (Q)	4.00%	07/2020	07/2026		2.5	2.5	2.5	(12)
		First lien senior secured loan	6.00%	Libor (Q)	5.00%	07/2020	07/2026		33.3	33.3	33.3	(12)
										43.9	43.9
Belfor Holdings, Inc. (16)	Disaster recovery services provider	First lien senior secured revolving loan	5.50%	Base Rate (Q)	2.25%	04/2019	04/2024		—	—	—	(2)(15)
Cipriani USA, Inc. and Cipriani Group Holding S.A.R.L.	Manager and operator of banquet facilities, restaurants, hotels and other leisure properties	First lien senior secured loan	11.75%	Libor (Q)	10.75%	05/2018	05/2023		68.2	67.4	61.4	(2)(12)
		First lien senior secured loan	11.75%	Libor (Q)	10.75%	11/2018	05/2023		15.2	15.2	13.6	(2)(12)
		First lien senior secured loan	11.75% PIK	Libor (M)	10.75%	07/2019	05/2023		15.5	15.3	13.9	(2)(12)
		First lien senior secured loan	11.75%	Libor (Q)	10.75%	12/2019	05/2023		20.0	18.9	18.0	(2)(12)
		First lien senior secured loan	11.75%	Libor (Q)	10.75%	08/2018	05/2023		3.0	3.0	2.7	(2)(12)
		First lien senior secured loan	11.75%	Libor (Q)	10.75%	06/2020	05/2023		4.9	4.9	4.4	(2)(12)
		First lien senior secured loan	11.75% PIK	Libor (Q)	10.75%	12/2020	05/2023		30.0	28.8	27.0	(2)(12)
		Warrant				03/2021	03/2041	718.66		2.1	3.4	(2)(6)
										155.6	144.4
Concert Golf Partners Holdco LLC (16)	Golf club owner and operator	First lien senior secured revolving loan	5.50%	Libor (Q)	4.50%	08/2019	08/2025		0.1	0.1	0.1	(2)(12)
Essential Services Holding Corporation and OMERS Mahomes Investment Holdings LLC (16)	Provider of plumbing and HVAC services	First lien senior secured revolving loan	—%			11/2020				—	—	(14)
		First lien senior secured loan	6.75%	Libor (Q)	5.75%	11/2020	11/2026		72.7	72.7	72.7	(2)(12)
		First lien senior secured loan	6.75%	Libor (Q)	5.75%	04/2021	11/2026		80.4	80.4	80.4	(2)(12)
		Class A units				11/2020		6,099		20.9	34.4	(2)
										174.0	187.5
Garden Fresh Restaurant Corp. and GFRC Holdings LLC (16)	Restaurant owner and operator	First lien senior secured revolving loan				02/2017	02/2022		7.5	—	—	(2)(11)
		First lien senior secured loan				02/2017	02/2022		21.6	—	—	(2)(11)
										—	—
Jenny C Acquisition, Inc.	Health club franchisor	Senior subordinated loan	8.00% PIK			04/2019	04/2025		1.4	1.4	1.4	(2)
Jim N Nicks Management, LLC (16)	Restaurant owner and operator	First lien senior secured revolving loan	6.25%	Libor (Q)	5.25%	07/2017	07/2023		2.8	2.8	2.8	(2)(12)
		First lien senior secured loan	6.25%	Libor (Q)	5.25%	07/2017	07/2023		14.7	14.7	14.7	(12)
										17.5	17.5
KeyStone Sub-debt HoldCo, LLC	Planet Fitness franchisee	Senior subordinated loan	10.00% PIK			01/2021	01/2027		54.3	51.2	52.7	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Coupon(3)	Reference(7)	Spread(3)	Acquisition Date	Maturity Date	Shares	Principal	Amortized Cost	Fair Value		% of Net Assets
		Senior subordinated loan	10.00% PIK			09/2021	01/2027		7.2	7.2	7.0	(2)
		Warrant to purchase Class C interests				01/2021	01/2027	24.7581		3.6	4.2	(2)
										62.0	63.9
Len the Plumber, LLC, LTP Neffsville, LLC, LTP of NJ, LLC, and LTP LSI, LLC	Provider of plumbing services	First lien senior secured loan	7.00%	Libor (Q)	6.00%	10/2021	02/2026		9.1	9.1	9.0	(2)(12)
LSP Holdco, LLC and ZBS Mechanical Group Co-Invest Fund 2, LLC (16)	Provider of residential HVAC and plumbing services	First lien senior secured loan	7.00%	Libor (Q)	6.00%	10/2021	10/2026		6.9	6.9	6.8	(2)(12)
		Membership interest				10/2021		2,771,000		2.8	2.8
										9.7	9.6
ME Equity LLC	Franchisor in the massage industry	Common stock				09/2012		3,000,000		3.0	3.1	(2)
Movati Athletic (Group) Inc.	Premier health club operator	First lien senior secured loan	7.45% (0.50% PIK)	Base rate (Q)	4.20%	10/2017	10/2024		0.2	0.2	0.2	(2)(6)(12)
		First lien senior secured loan	7.50% (0.50% PIK)	CDOR (Q)	6.00%	10/2017	10/2024		2.9	3.0	2.7	(2)(6)(12)
		First lien senior secured loan	7.50% (0.50% PIK)	CDOR (Q)	6.00%	10/2017	10/2024		2.3	2.2	2.1	(6)(12)
										5.4	5.0
OTG Management, LLC	Airport restaurant operator	Class A preferred units				08/2016		3,000,000		25.3	15.8
		Common units				01/2011		3,000,000		3.0	—
		Warrant to purchase common units				06/2008		7.73%		0.1	—
										28.4	15.8
Pyramid Management Advisors, LLC and Pyramid Investors, LLC (16)	Hotel operator	First lien senior secured revolving loan	8.00% (1.25% PIK)	Libor (Q)	7.00%	04/2018	07/2023		9.6	9.6	8.8	(2)(12)(15)
		First lien senior secured loan	8.00% (1.25% PIK)	Libor (Q)	7.00%	04/2018	07/2023		18.2	18.2	16.8	(12)
		First lien senior secured loan	8.00% (1.25% PIK)	Libor (Q)	7.00%	12/2019	07/2023		6.4	6.4	5.8	(2)(12)
		Preferred membership units				07/2016		996,833		1.0	0.5
										35.2	31.9
Redwood Services, LLC and Redwood Services Holdco, LLC (16)	Provider of residential HVAC and plumbing services	First lien senior secured loan	8.00%	Libor (Q)	7.00%	12/2021	12/2025		1.0	1.0	1.0	(2)(12)
		First lien senior secured loan	8.00%	Libor (Q)	7.00%	12/2020	12/2025		12.5	12.5	12.5	(2)(12)
		Series D units	8.00% PIK			12/2020		5,291,723		5.7	11.6
										19.2	25.1
Safe Home Security, Inc., Security Systems Inc., Safe Home Monitoring, Inc., National Protective Services, Inc., Bright Integrations LLC and Medguard Alert, Inc.	Provider of safety systems for business and residential customers	First lien senior secured loan	8.25%	Libor (M)	7.25%	08/2020	08/2024		46.2	46.2	46.2	(2)(12)
SV-Burton Holdings, LLC & LBC Breeze Holdings LLC (16)	Provider of HVAC and plumbing services to residential and commercial customers	First lien senior secured loan	6.50%	Libor (Q)	5.50%	12/2021	12/2027		11.0	11.0	10.9	(2)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Coupon(3)	Reference(7)	Spread(3)	Acquisition Date	Maturity Date	Shares	Principal	Amortized Cost	Fair Value		% of Net Assets
		Class A units				12/2021		4,296		4.3	4.3
										15.3	15.2
Taymax Group, L.P., Taymax Group G.P., LLC, PF Salem Canada ULC and TCP Fit Parent, L.P. (16)	Planet Fitness franchisee	First lien senior secured revolving loan	6.75% (0.50% PIK)	Libor (Q)	5.75%	07/2018	07/2024		0.5	0.5	0.5	(2)(12)
		First lien senior secured loan	6.25% (0.50% PIK)	Libor (Q)	5.25%	03/2020	07/2025		1.1	1.1	1.1	(2)(12)
		Class A units				07/2018		37,020		3.8	2.0
										5.4	3.6
The Alaska Club Partners, LLC, Athletic Club Partners LLC and The Alaska Club, Inc. (16)	Premier health club operator	First lien senior secured loan	10.25% (2.00% PIK)	Base rate (Q)	7.00%	12/2019	12/2024		15.5	15.5	14.1	(2)(12)
The Arcticom Group, LLC and AMCP Mechanical Holdings, LP (16)	Refrigeration, heating, ventilation and air conditioning services provider	First lien senior secured revolving loan	8.25%	Base Rate (Q)	5.00%	12/2021	12/2027		2.0	2.0	2.0	(2)(12)
		First lien senior secured loan	6.75%	Libor (Q)	6.00%	12/2021	12/2027		47.2	47.2	46.7	(2)(12)
		Class A units				12/2021		4,897,000		4.9	4.9
										54.1	53.6
YE Brands Holdings, LLC (16)	Sports camp operator	First lien senior secured loan	6.25%	Libor (Q)	5.50%	10/2021	10/2027		8.0	8.0	7.9	(2)(12)

										790.4	780.3		8.80%
Retailing and Distribution
Atlas Intermediate III, L.L.C. (16)	Specialty chemicals distributor	First lien senior secured loan	6.50%	Libor (Q)	5.50%	03/2021	04/2025		0.2	0.2	0.2	(2)(12)
		First lien senior secured loan	6.50%	Libor (Q)	5.50%	11/2021	04/2025		2.1	2.1	2.1	(2)(12)
										2.3	2.3
Bamboo Purchaser, Inc. (16)	Provider of nursery, garden, and greenhouse products	First lien senior secured loan	6.75%	Libor (Q)	6.00%	11/2021	11/2027		39.1	39.1	38.6	(2)(12)
Display Holding Company, Inc., Saldon Holdings, Inc. and Fastsigns Holdings Inc. (16)	Provider of visual communications solutions	First lien senior secured loan	6.65%	Libor (M)	5.65%	03/2019	03/2025		16.0	16.0	16.0	(12)
		First lien senior secured loan	6.65%	Libor (M)	5.65%	08/2019	03/2025		0.1	0.1	0.1	(2)(12)
		First lien senior secured loan	6.65%	Libor (M)	5.65%	06/2021	03/2025		0.1	0.1	0.1	(2)(12)
		Common units				03/2019			600.0	0.6	1.0	(2)
										16.8	17.2
GPM Investments, LLC and ARKO Corp.	Convenience store operator	Common stock				12/2020		2,088,478		19.8	18.3
		Warrant to purchase common stock				12/2020	12/2025	1,088,780		1.6	1.9	(2)
										21.4	20.2
Marcone Yellowstone Buyer Inc. and Marcone Yellowstone Holdings, LLC	Distributor of OEM appliance aftermarket parts	First lien senior secured loan	6.25%	Libor (Q)	5.50%	06/2021	06/2028		18.7	18.7	18.5	(2)(12)
		First lien senior secured loan	6.25%	Libor (Q)	5.50%	12/2021	06/2028		2.1	2.1	2.1	(12)
		First lien senior secured loan	6.00%	Libor (Q)	5.25%	12/2021	06/2028		6.6	6.6	6.5	(12)
		First lien senior secured loan	6.25%	Libor (Q)	5.50%	06/2021	06/2028		35.0	35.0	34.6	(2)(12)
		Class A common units				06/2021		5,578		5.8	9.3	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Coupon(3)	Reference(7)	Spread(3)	Acquisition Date	Maturity Date	Shares	Principal	Amortized Cost	Fair Value		% of Net Assets
										68.2	71.0
McKenzie Creative Brands, LLC (16)	Designer, manufacturer and distributor of hunting-related supplies	First lien senior secured loan	6.75%	Libor (Q)	5.75%	09/2014	09/2023		84.5	84.5	84.5	(8)(12)
		First lien senior secured loan	6.75%	Libor (A)	5.75%	09/2014	09/2023		5.5	5.5	5.5	(12)
										90.0	90.0
Moon Valley Nursery of Arizona Retail, LLC, Moon Valley Nursery Farm Holdings, LLC, Moon Valley Nursery RE Holdings LLC, and Stonecourt IV Partners, LP (16)	Operator of retail and wholesale tree and plant nurseries	First lien senior secured loan	6.75%	Libor (Q)	5.75%	10/2021	10/2027		79.0	79.0	78.2	(12)
		Limited partnership interests				10/2021		96,939,152		96.9	96.9
										175.9	175.1
North Haven Falcon Buyer, LLC and North Haven Falcon Holding Company, LLC (16)	Manufacturer of aftermarket golf cart parts and accessories	First lien senior secured loan	7.00%	Libor (Q)	6.00%	05/2021	05/2027		22.3	22.3	22.1	(2)(12)
		Class A units				05/2021		50,000		5.0	4.1
										27.3	26.2
Reddy Ice LLC (16)	Packaged ice manufacturer and distributor	First lien senior secured revolving loan	—%			07/2019				—	—	(14)
		First lien senior secured loan	7.50%	Libor (Q)	6.50%	07/2019	07/2025		61.9	61.9	61.9	(12)
		First lien senior secured loan	7.50%	Libor (B)	6.50%	11/2020	07/2025		4.3	4.3	4.3	(2)(12)
		First lien senior secured loan	7.50%	Libor (B)	6.50%	10/2021	07/2025		13.0	13.0	13.0	(2)(12)
										79.2	79.2
SCIH Salt Holdings Inc. (16)	Salt and packaged ice melt manufacturer and distributor	First lien senior secured revolving loan	5.00%	Libor (M)	4.00%	03/2020	03/2025		2.1	2.0	1.9	(2)(12)(15)
US Salt Investors, LLC and Emerald Lake Pearl Acquisition-A, L.P. (16)	Producer and packager of compressed, household, and packaged salt	First lien senior secured loan	6.25%	Libor (Q)	5.50%	07/2021	07/2028		40.1	40.1	39.7	(2)(12)
		Limited partner interests				07/2021		0.40%		0.8	0.8	(2)
										40.9	40.5

										563.1	562.2		6.34%
Media & Entertainment
Aventine Intermediate LLC & Aventine Holdings II LLC (16)	Media and production company	First lien senior secured loan	6.75%	Libor (Q)	6.00%	12/2021	06/2027		6.6	6.6	6.5	(2)(12)
		Senior subordinated loan	10.25%			12/2021	12/2030		35.6	35.6	35.3	(2)
										42.2	41.8
CMW Parent LLC (fka Black Arrow, Inc.)	Multiplatform media firm	Series A units				09/2015		32		—	—	(2)
Global Music Rights, LLC (16)	Music right management company	First lien senior secured loan	6.50%	Libor (Q)	5.75%	08/2021	08/2028		22.3	22.3	22.1	(2)(12)
Miami Beckham United LLC	American professional soccer club	Class A preferred units	8.50% PIK			09/2021		85,000		87.1	87.1

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Coupon(3)	Reference(7)	Spread(3)	Acquisition Date	Maturity Date	Shares	Principal	Amortized Cost	Fair Value		% of Net Assets
MMax Investment Partners, Inc. (d/b/a Professional Fighters League) and PFL MMA, Inc.	Mixed martial arts league	First lien senior secured loan	10.00% PIK			01/2021	01/2026		15.4	14.0	13.9	(2)
		Warrant to purchase shares of common stock				01/2021	01/2027	3,223,122		1.7	1.9	(2)
										15.7	15.8
OUTFRONT Media Inc.	Provider of out-of-home advertising	Series A convertible perpetual preferred stock	7.00%			04/2020		25,000		25.0	44.4	(2)(6)
Padres L.P. (16)	Sports and entertainment	First lien senior secured loan	6.00%	Libor (M)	5.00%	03/2021	03/2027		92.8	92.8	92.8	(2)(12)
Production Resource Group, L.L.C. and PRG III, LLC (4)	Provider of rental equipment, labor, production management, scenery, and other products to various entertainment end-markets	First lien senior secured loan	6.00% (3.10% PIK)	Libor (Q)	5.00%	07/2020	08/2024		15.0	14.9	15.0	(2)(12)
		First lien senior secured loan	9.75% PIK	Libor (Q)	8.50%	08/2018	08/2024		34.9	34.9	34.9	(2)(12)
		First lien senior secured loan	8.50% (2.50% PIK)	Libor (Q)	7.50%	06/2021	08/2024		0.8	0.8	0.8	(2)(12)
		First lien senior secured loan	6.00% PIK	Libor (Q)	5.00%	08/2021	08/2024		5.0	5.0	5.0	(2)(12)
		Class A units				10/2020		113,617		4.9	0.6	(2)
										60.5	56.3
Storm Investment S.a.r.l.	Spanish soccer club	First lien senior secured loan	3.88%	Euribor (A)	3.75%	06/2021	06/2029		70.2	73.6	70.3	(2)(6)
		Class A redeemable shares				06/2021		3,297,791		1.6	1.5	(2)(6)
		Class B redeemable shares				06/2021		3,297,791		1.6	1.5	(2)(6)
		Class C redeemable shares				06/2021		3,297,791		1.6	1.5	(2)(6)
		Class D redeemable shares				06/2021		3,297,791		1.6	1.5	(2)(6)
		Class E redeemable shares				06/2021		3,297,791		1.6	1.5	(2)(6)
		Class F redeemable shares				06/2021		3,297,791		1.6	1.5	(2)(6)
		Class G redeemable shares				06/2021		3,297,791		1.6	1.5	(2)(6)
		Class H redeemable shares				06/2021		3,297,791		1.6	1.5	(2)(6)
		Class I redeemable shares				06/2021		3,297,791		1.6	1.5	(2)(6)
		Ordinary shares				06/2021		3,958		—	—	(2)(6)
										88.0	83.8
The Teaching Company Holdings, Inc.	Education publications provider	Preferred stock				09/2006		10,663		1.1	2.9	(2)
		Common stock				09/2006		15,393		—	1.2	(2)
										1.1	4.1

										434.7	448.2		5.05%
Food and Beverage

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Coupon(3)	Reference(7)	Spread(3)	Acquisition Date	Maturity Date	Shares	Principal	Amortized Cost	Fair Value		% of Net Assets
American Seafoods Group LLC and American Seafoods Partners LLC	Harvester and processor of seafood	Class A units				08/2015		77,922		0.1	0.2	(2)
		Warrant to purchase Class A units				08/2015	08/2035	7,422,078		7.4	18.9	(2)
										7.5	19.1
Berner Food & Beverage, LLC (16)	Supplier of dairy-based food and beverage products	First lien senior secured revolving loan	8.75%	Base Rate (Q)	5.50%	07/2021	07/2026		0.4	0.4	0.4	(2)(12)
		First lien senior secured revolving loan	7.50%	Libor (Q)	6.50%	07/2021	07/2026		0.3	0.3	0.3	(2)(12)
										0.7	0.7
Bragg Live Food Products, LLC and SPC Investment Co., L.P. (4)(16)	Health food company	First lien senior secured revolving loan	7.25%	Libor (Q)	6.25%	03/2019	12/2025		1.7	1.7	1.6	(2)(12)
		First lien senior secured loan	7.25%	Libor (Q)	6.25%	12/2020	12/2025		39.4	39.4	37.4	(12)
		Common units				03/2019		14,850		11.5	8.8	(2)
										52.6	47.8
CHG PPC Parent LLC & PPC CHG Blocker LLC	Diversified food products manufacturer	Second lien senior secured loan	7.25%	Libor (M)	6.75%	12/2021	12/2029		94.6	94.6	93.7	(2)(12)
		Common units				12/2021		58.56		3.0	3.0	(2)
										97.6	96.7
Florida Food Products, LLC	Provider of plant extracts and juices	First lien senior secured loan	5.75%	Libor (M)	5.00%	10/2021	10/2028		4.3	4.3	4.3	(2)(12)
		Second lien senior secured loan	8.75%	Libor (Q)	8.00%	10/2021	10/2029		71.8	71.8	71.1	(2)(12)
										76.1	75.4
Gehl Foods, LLC and GF Parent LLC	Producer of low-acid, aseptic food and beverage products	Class A preferred units				05/2015		2,940		2.9	—	(2)
		Class A common units				05/2015		60,000		0.1	—	(2)
		Class B common units				05/2015		0.26		—	—	(2)
										3.0	—
KC Culinarte Intermediate, LLC	Manufacturer of fresh refrigerated and frozen food products	First lien senior secured loan	4.75%	Libor (M)	3.75%	01/2020	08/2025		29.1	28.9	27.6	(12)
		Second lien senior secured loan	8.75%	Libor (M)	7.75%	08/2018	08/2026		35.7	35.7	32.0	(2)(12)
										64.6	59.6
Manna Pro Products, LLC (16)	Manufacturer and supplier of specialty nutrition and care products for animals	First lien senior secured revolving loan	7.00%	Libor (M)	6.00%	12/2020	12/2026		1.9	1.9	1.9	(2)(12)
RF HP SCF Investor, LLC	Branded specialty food company	Membership interest				12/2016		10.08%		12.5	19.0	(2)(6)
Teasdale Foods, Inc. and Familia Group Holdings Inc.	Provider of beans, sauces and hominy to the retail, foodservice and wholesale channels	First lien senior secured loan	8.00% (0.40% PIK)	Libor (Q)	7.00%	12/2020	12/2025		78.3	78.3	73.6	(2)(12)
		Warrant to purchase shares of common stock				02/2019	02/2034	57,827		—	—	(2)
										78.3	73.6
Triton Water Holdings, Inc.	Producer and provider of bottled water brands	First lien senior secured loan	4.00%	Libor (Q)	3.50%	03/2021	03/2028		1.0	1.0	1.0	(2)(12)(19)
		Senior subordinated loan	6.25%			03/2021	04/2029		0.1	0.1	0.1	(2)(19)
										1.1	1.1
Watermill Express, LLC and Watermill Express Holdings, LLC (16)	Owner and operator of self-service water and ice stations	First lien senior secured revolving loan	—%			04/2021				—	—	(14)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Coupon(3)	Reference(7)	Spread(3)	Acquisition Date	Maturity Date	Shares	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	6.25%	Libor (Q)	5.25%	04/2021	04/2027		19.4	19.4	19.4	(12)
		Class A units	8.00% PIK			04/2021		282,200		3.0	2.7
										22.4	22.1
Winebow Holdings, Inc. and The Vintner Group, Inc.	Importer and distributor of wine	First lien senior secured loan	7.25%	Libor (M)	6.25%	04/2021	07/2025		28.3	28.3	28.3	(12)

										446.6	445.3		5.02%
Materials
ASP-r-pac Acquisition Co LLC and ASP-r-pac Holdings LP (16)	Manufacturer and supplier of printed packaging and trimmings	First lien senior secured revolving loan	6.75%	Libor (Q)	6.00%	12/2021	12/2027		1.2	1.2	1.2	(2)(12)
		First lien senior secured loan	6.75%	Libor (Q)	6.00%	12/2021	12/2027		46.3	46.3	45.8	(2)(12)
		Class A units				12/2021		195,990		19.6	19.6	(2)
										67.1	66.6
Genomatica, Inc.	Developer of a biotechnology platform for the production of chemical products	Warrant to purchase shares of Series D preferred stock				03/2013	03/2023	322,422		—	—
Halex Holdings, Inc. (5)	Manufacturer of flooring installation products	Common stock				01/2017		51,853		—	—
H-Food Holdings, LLC and Matterhorn Parent, LLC	Food contract manufacturer	First lien senior secured loan	6.00%	Libor (M)	5.00%	12/2021	05/2025		75.0	74.6	75.0	(2)(12)
		Second lien senior secured loan	7.10%	Libor (M)	7.00%	11/2018	03/2026		73.0	73.0	73.0	(2)
		Common units				11/2018		5,827		5.8	6.8
										153.4	154.8
IntraPac International LLC and IntraPac Canada Corporation (16)	Manufacturer of diversified packaging solutions and plastic injection molded products	First lien senior secured revolving loan	6.25%	Libor (Q)	5.50%	01/2019	01/2025		6.2	6.2	6.2	(2)(6)(12)
		First lien senior secured loan	6.25%	Libor (Q)	5.50%	01/2019	01/2026		14.8	14.8	14.8	(6)(12)
		First lien senior secured loan	6.25%	Libor (Q)	5.50%	06/2021	01/2026		10.8	10.8	10.8	(2)(6)(12)
										31.8	31.8
Nelipak Holding Company, Nelipak European Holdings Cooperatief U.A., KNPAK Holdings, LP and PAKNK Netherlands Treasury B.V. (16)	Manufacturer of thermoformed packaging for medical devices	First lien senior secured revolving loan	5.25%	Libor (Q)	4.25%	07/2019	07/2024		0.2	0.2	0.2	(2)(6)(12)
		First lien senior secured loan	5.25%	Libor (Q)	4.25%	07/2019	07/2026		15.0	15.0	15.0	(6)(12)
		First lien senior secured loan	4.50%	Euribor (Q)	4.50%	07/2019	07/2026		5.2	5.1	5.2	(2)(6)
		First lien senior secured loan	4.50%	Euribor (Q)	4.50%	08/2019	07/2026		24.4	24.0	24.4	(2)(6)
		Class A units				07/2019		6,762,668		6.8	7.1	(2)(6)
										51.1	51.9
Novipax Buyer, L.L.C. and Novipax Parent Holding Company, L.L.C.	Developer and manufacturer of absorbent pads for food products	First lien senior secured loan	6.75%	Libor (Q)	5.75%	12/2020	12/2026		23.9	23.9	23.9	(12)
		Class A preferred units	10.00% PIK			12/2020		4,772		5.2	6.3	(2)
		Class C units				12/2020		4,772		—	—	(2)
										29.1	30.2

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Coupon(3)	Reference(7)	Spread(3)	Acquisition Date	Maturity Date	Shares	Principal	Amortized Cost	Fair Value		% of Net Assets
Plaskolite PPC Intermediate II LLC and Plaskolite PPC Blocker LLC	Manufacturer of specialized acrylic and polycarbonate sheets	Second lien senior secured loan	8.00%	Libor (Q)	7.00%	12/2018	12/2026		55.0	55.0	55.0	(2)(12)
		Co-Invest units				12/2018		5,969		0.6	0.9	(2)
										55.6	55.9
SCI PH Parent, Inc.	Industrial container manufacturer, reconditioner and servicer	Series B shares				08/2018		11.4764		1.1	1.2	(2)

										389.2	392.4		4.43%
Pharmaceuticals, Biotechnology & Life Sciences
Abzena Holdings, Inc. and Astro Group Holdings Ltd. (16)	Organization providing discovery, development and manufacturing services to the pharmaceutical and biotechnology industries	First lien senior secured loan	10.50%	Libor (Q)	9.50%	05/2021	05/2026		13.7	13.7	13.7	(2)(12)
		First lien senior secured loan	11.50% (5.75% PIK)	Libor (Q)	10.50%	05/2021	05/2026		30.5	30.5	30.5	(2)(12)
		Class A ordinary shares				05/2021		1,237,500		2.5	2.8	(2)
										46.7	47.0
Alcami Corporation and ACM Holdings I, LLC (16)	Outsourced drug development services provider	First lien senior secured loan	4.39%	Libor (B)	4.25%	07/2018	07/2025		29.2	29.1	28.0
		Second lien senior secured loan	8.14%	Libor (B)	8.00%	07/2018	07/2026		77.5	77.1	69.0	(2)
		Common units				07/2018		3,663,533		35.0	19.5	(2)
										141.2	116.5
Cobalt Buyer Sub, Inc., Cobalt Holdings I, LP, and Cobalt Intermediate I, Inc. (16)	Provider of biological products to life science and pharmaceutical companies	First lien senior secured revolving loan	6.00%	Libor (M)	5.25%	10/2021	10/2027		0.6	0.6	0.6	(2)(12)
		First lien senior secured loan	6.00%	Libor (Q)	5.25%	10/2021	10/2028		29.1	29.1	28.8	(2)(12)
		Series A preferred shares	10.75%	Libor (Q)	10.00%	10/2021		60,236		60.2	60.2	(2)(12)
		Preferred units	8.00% PIK			10/2021		3,020		3.1	0.3	(2)
		Class A common units				10/2021		30,500		—	2.8	(2)
										93.0	92.7
NMC Skincare Intermediate Holdings II, LLC (16)	Developer, manufacturer and marketer of skincare products	First lien senior secured revolving loan	6.00%	Libor (M)	5.00%	10/2018	10/2024		6.2	6.2	6.1	(2)(12)
		First lien senior secured loan	6.00%	Libor (M)	5.00%	10/2018	10/2024		24.2	24.2	23.9	(12)
		First lien senior secured loan	6.00%	Libor (M)	5.00%	10/2018	10/2024		8.1	8.1	8.1	(12)
										38.5	38.1
North American Science Associates, LLC, Cardinal Purchaser LLC and Cardinal Topco Holdings, L.P. (16)	Contract research organization providing research and development and testing of medical devices	First lien senior secured loan	6.50%	Libor (Q)	5.75%	09/2020	09/2027		48.0	48.0	48.0	(12)
		First lien senior secured loan	6.50%	Libor (Q)	5.75%	02/2021	09/2027		2.6	2.6	2.6	(12)
		First lien senior secured loan	6.50%	Libor (Q)	5.75%	09/2021	09/2027		0.1	0.1	0.1	(2)(12)
		Class A preferred units	8.00% PIK			09/2020		13,528		14.9	32.8	(2)
										65.6	83.5

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Coupon(3)	Reference(7)	Spread(3)	Acquisition Date	Maturity Date	Shares	Principal	Amortized Cost	Fair Value		% of Net Assets
TerSera Therapeutics LLC (16)	Acquirer and developer of specialty therapeutic pharmaceutical products	First lien senior secured revolving loan	—%			11/2019				—	—	(14)
		First lien senior secured loan	6.60%	Libor (Q)	5.60%	05/2017	03/2025		5.1	5.0	5.1	(12)
		First lien senior secured loan	6.60%	Libor (Q)	5.60%	09/2018	03/2025		2.1	2.1	2.1	(12)
		First lien senior secured loan	6.60%	Libor (Q)	5.60%	04/2019	03/2025		1.8	1.8	1.8	(12)
										8.9	9.0
Vertice Pharma UK Parent Limited	Manufacturer and distributor of generic pharmaceutical products	Preferred shares				12/2015		40,662		0.3	—	(6)

										394.2	386.8		4.36%
Energy
Birch Permian, LLC	Operator of private exploration oil and production company	Second lien senior secured loan	9.50%	Libor (Q)	8.00%	04/2019	04/2023		75.7	75.5	75.7	(2)(12)
Cheyenne Petroleum Company Limited Partnership, CPC 2001 LLC and Mill Shoals LLC	Private oil exploration and production company	Second lien senior secured loan	10.00%	Libor (Q)	9.00%	07/2019	01/2024		63.1	63.1	63.1	(2)(12)
Halcon Holdings, LLC (16)	Operator of development, exploration, and production oil company	First lien senior secured loan	7.17%	Libor (M)	7.00%	11/2021	11/2025		19.0	18.7	18.9	(2)
Murchison Oil and Gas, LLC and Murchison Holdings, LLC	Exploration and production company	First lien senior secured loan	11.00%	Libor (Q)	9.00%	09/2019	10/2023		2.7	2.7	2.7	(2)(12)
		First lien senior secured loan	10.00%	Libor (Q)	8.00%	09/2019	10/2023		38.3	38.3	38.3	(2)(12)
		Preferred units	8.00%			10/2018		21,667		24.9	27.4
										65.9	68.4
Sundance Energy Inc. (4)	Oil and gas producer	Common stock				04/2021		157,970		69.8	68.6	(2)
VPROP Operating, LLC and V SandCo, LLC (5)(16)	Sand-based proppant producer and distributor to the oil and natural gas industry	First lien senior secured loan	11.00% PIK	Libor (M)	9.50%	11/2020	11/2024		7.0	7.0	7.0	(2)(12)
		First lien senior secured loan	11.00% PIK	Libor (M)	9.50%	06/2020	11/2024		5.5	5.5	5.5	(2)(12)
		First lien senior secured loan	11.00% PIK	Libor (M)	9.50%	03/2017	11/2024		25.1	25.1	25.1	(2)(12)
		Class A units				11/2020		347,900		32.8	39.9	(2)
										70.4	77.5

										363.4	372.2		4.20%
Food & Staples Retailing
Balrog Acquisition, Inc., Balrog Topco, Inc. and Balrog Parent, L.P.	Manufacturer and distributor of specialty bakery ingredients	Second lien senior secured loan	7.50%	Libor (Q)	7.00%	09/2021	09/2029		29.5	29.5	29.4	(2)(12)
		Class A preferred units	8.00% PIK			09/2021		5,484		5.6	5.5	(2)
		Series A preferred shares	11.00% PIK			09/2021		21,921		22.7	22.7	(2)
										57.8	57.6
Continental Cafe, LLC and Infinity Ovation Yacht Charters, LLC (16)	Diversified contract food service provider	First lien senior secured loan	8.00%	Libor (Q)	7.00%	11/2021	11/2027		15.7	15.7	15.5	(2)(12)
DecoPac, Inc. and KCAKE Holdings Inc. (16)	Supplier of cake decorating solutions and products to in-store bakeries	First lien senior secured revolving loan	7.00%	Libor (M)	6.00%	05/2021	05/2026		2.4	2.4	2.4	(2)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Coupon(3)	Reference(7)	Spread(3)	Acquisition Date	Maturity Date	Shares	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	9.00% (2.00% PIK)	Libor (Q)	8.00%	05/2021	05/2028		148.5	148.5	148.5	(2)(12)
		Common stock				05/2021		9,599		9.6	10.0	(2)
										160.5	160.9
FS Squared Holding Corp. and FS Squared, LLC (16)	Provider of on-site vending and micro market solutions	First lien senior secured revolving loan	—%			03/2019				—	—	(14)
		First lien senior secured loan	5.36%	Libor (M)	5.25%	03/2019	03/2025		0.1	0.1	0.1	(2)
		Class A units				03/2019		113,219		11.1	19.2	(2)
										11.2	19.3
JWC/KI Holdings, LLC	Foodservice sales and marketing agency	Membership units				11/2015		5,000		5.0	7.7	(2)
SFE Intermediate Holdco LLC (16)	Provider of outsourced foodservice to K-12 school districts	First lien senior secured loan	5.75%	Libor (Q)	4.75%	09/2018	07/2024		10.1	10.1	10.1	(12)
		First lien senior secured loan	5.75%	Libor (Q)	4.75%	07/2017	07/2024		6.3	6.3	6.3	(12)
										16.4	16.4
VCP-EDC Co-Invest, LLC	Distributor of foodservice equipment and supplies	Membership units				06/2017		2,970,000		2.8	0.4

										269.4	277.8		3.13%
Technology Hardware & Equipment
Chariot Buyer LLC (16)	Provider of smart access solutions across residential and commercial properties	First lien senior secured revolving loan	5.75%	Base Rate (M)	2.50%	11/2021	11/2026		0.2	0.2	0.2	(2)
		First lien senior secured revolving loan	3.60%	Libor (M)	3.50%	11/2021	11/2026		2.5	2.5	2.5	(2)
		Second lien senior secured loan	7.50%	Libor (M)	6.75%	11/2021	11/2029		134.4	134.4	133.0	(2)(12)
										137.1	135.7
Everspin Technologies, Inc.	Designer and manufacturer of computer memory solutions	Warrant to purchase shares of common stock				10/2016	10/2026	18,461		0.4	—	(2)
Micromeritics Instrument Corp. (16)	Scientific instrument manufacturer	First lien senior secured revolving loan	—%			12/2019				—	—	(14)
		First lien senior secured loan	6.00%	Libor (Q)	5.00%	12/2019	12/2025		32.0	32.0	32.0	(12)
										32.0	32.0
Repairify, Inc. and Repairify Holdings, LLC (16)	Provider of automotive diagnostics scans and solutions	Class A common units				06/2021		163,820		4.9	4.8	(2)
Wildcat BuyerCo, Inc. and Wildcat Parent, LP (16)	Provider and supplier of electrical components for commercial and industrial applications	First lien senior secured loan	6.75%	Libor (Q)	5.75%	02/2020	02/2026		18.2	18.2	18.2	(12)
		First lien senior secured loan	6.75%	Libor (Q)	5.75%	11/2021	02/2026		9.5	9.5	9.5	(2)(12)
		Limited partnership interests				02/2020		17,655		1.8	2.8	(2)
										29.5	30.5

										203.9	203.0		2.29%
Transportation
Commercial Trailer Leasing, Inc. (16)	Trailer leasing company	First lien senior secured loan	7.25%	Libor (Q)	6.25%	01/2021	01/2026		92.8	92.8	92.8	(2)(12)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Coupon(3)	Reference(7)	Spread(3)	Acquisition Date	Maturity Date	Shares	Principal	Amortized Cost	Fair Value		% of Net Assets
		Second lien senior secured loan	13.00%			01/2021	01/2027		19.9	19.9	19.9	(2)
										112.7	112.7
Shur-Co Acquisition, Inc. and Shur-Co HoldCo, Inc. (16)	Provider of tarp systems and accessories for trucks, trailers, carts, and specialty equipment used in the agriculture, construction and flatbed markets	First lien senior secured revolving loan	7.00%	Libor (Q)	6.00%	06/2021	06/2027		1.0	1.0	1.0	(2)(12)
		First lien senior secured loan	7.00%	Libor (Q)	6.00%	06/2021	06/2027		27.0	27.0	27.0	(12)
		Common stock				06/2021		7,598,999		7.6	8.9	(2)
										35.6	36.9

										148.3	149.6		1.69%
Household & Personal Products
CDI Holdings III Corp. and CDI Holdings I Corp. (16)	Provider of personal care appliances	First lien senior secured loan	6.75%	Libor (Q)	5.75%	12/2021	12/2027		3.8	3.8	3.8	(2)(12)
		Common stock				12/2021		6,149		6.1	6.1	(2)
										9.9	9.9
Foundation Consumer Brands, LLC	Pharmaceutical holding company of over the counter brands	First lien senior secured loan	7.38%	Libor (Q)	6.38%	02/2021	10/2026		24.9	24.4	24.8	(12)
Premier Specialties, Inc. and RMCF V CIV XLIV, L.P. (16)	Manufacturer and supplier of natural fragrance materials and cosmeceuticals	First lien senior secured loan	6.75%	Libor (M)	5.75%	08/2021	08/2027		27.5	27.5	27.3	(2)(12)
		Limited partner interests				08/2021		4.58%		4.7	4.1	(2)
										32.2	31.4
Rug Doctor, LLC and RD Holdco Inc. (5)	Manufacturer and marketer of carpet cleaning machines	Second lien senior secured loan	11.25% PIK	Libor (M)	9.75%	01/2017	05/2023		22.0	22.0	21.0	(2)(12)
		Common stock				01/2017		458,596		14.0	—
		Warrant to purchase shares of common stock				01/2017	12/2023	56,372		—	—
										36.0	21.0
Walnut Parent, Inc.	Manufacturer of natural solution pest and animal control products	First lien senior secured loan	6.50%	Libor (M)	5.50%	11/2020	11/2027		14.9	14.9	14.9	(12)
		First lien senior secured loan	6.50%	Libor (Q)	5.50%	11/2021	11/2027		19.9	19.9	19.9	(2)(12)
										34.8	34.8

										137.3	121.9		1.37%
Education
Excelligence Holdings Corp.	Developer, manufacturer and retailer of educational products	First lien senior secured loan	7.00% (4.50% PIK)	Libor (Q)	6.00%	04/2017	04/2023		9.6	9.6	9.3	(2)(12)
Flinn Scientific, Inc. and WCI-Quantum Holdings, Inc. (16)	Distributor of instructional products, services and resources	First lien senior secured revolving loan	5.50%	Libor (A)	4.75%	08/2018	08/2023		4.9	4.9	4.8	(2)(12)
		First lien senior secured loan	5.50%	Libor (Q)	4.75%	07/2017	08/2023		30.0	30.0	29.3	(12)
		First lien senior secured loan	5.50%	Libor (Q)	4.75%	08/2018	08/2023		1.1	1.1	1.1	(12)
		Series A preferred stock				10/2014		1,272		0.7	1.1	(2)
										36.7	36.3

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in millions)

Company(1)	Business Description	Investment	Coupon(3)	Reference(7)	Spread(3)	Acquisition Date	Maturity Date	Shares	Principal	Amortized Cost	Fair Value		% of Net Assets
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	Private school operator	First lien senior secured loan	10.50%	Libor (Q)	9.00%	03/2020	10/2022		4.0	4.0	4.0	(2)(12)
		Senior preferred series A-1 shares				10/2015		151,056		98.2	36.4	(2)
		Series B preferred stock				08/2010		348,615		1.0	—	(2)
		Series B preferred stock				08/2010		1,401,385		4.0	—	(2)
		Series C preferred stock				06/2010		517,942		0.1	—	(2)
		Series C preferred stock				06/2010		1,994,644		0.5	—	(2)
		Common stock				06/2010		4		—	—	(2)
		Common stock				06/2010		16		—	—	(2)
										107.8	40.4
Primrose Holding Corporation (4)	Franchisor of education-based early childhood centers	Common stock				01/2017		7,227		4.6	27.0

										158.7	113.0		1.27%
Telecommunication Services
Emergency Communications Network, LLC (16)	Provider of mission critical emergency mass notification solutions	First lien senior secured loan	8.75% (5.12% PIK)	Libor (Q)	7.75%	06/2017	06/2023		46.0	46.0	42.4	(2)(12)

										46.0	42.4		0.48%

Total Investments										$19,810.0	$20,009.5		225.65%

Derivative Instruments

Forward currency contracts

Description	Notional Amount to be Purchased	Notional Amount to be sold		Counterparty	Settlement Date	Unrealized Appreciation / (Depreciation)
Forward currency contract	$240	CAD	309	Truist Financial Corporation	January 28, 2022	$(5)
Forward currency contract	$163	CAD	209	Truist Financial Corporation	January 19, 2022	(2)
Forward currency contract	$172		€153	Truist Financial Corporation	January 28, 2022	(2)
Forward currency contract	$126		£95	Truist Financial Corporation	January 28, 2022	(3)
Forward currency contract	$1	CAD	2	Truist Financial Corporation	January 28, 2022	—
Total						$(12)
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

For the Year Ended December 31, 2021										As of December 31, 2021
(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)	Fair Value
Apex Clean Energy TopCo, LLC	$80.5	$—	$—	$—	$—	$—	$—	$—	$(1.4)	$79.1
APG Intermediate Holdings Corporation and APG Holdings, LLC	—	0.1	—	1.0	—	—	—	—	(1.1)	25.0
Blue Angel Buyer 1, LLC and Blue Angel Holdco, LLC	—	—	9.7	—	—	—	—	46.3	(18.4)	—
Blue Wolf Capital Fund II, L.P.	—	—	—	—	—	—	—	0.5	—	0.2
Bragg Live Food Products, LLC and SPC Investment Co., L.P.	4.6	7.8	—	3.1	—	0.2	0.1	—	(4.4)	47.8
Crown Health Care Laundry Services, LLC and Crown Laundry Holdings, LLC	—	27.2	4.5	(0.5)	—	—	0.9	10.7	(8.0)	—
ESCP PPG Holdings, LLC	—	—	—	—	—	—	—	—	(0.3)	2.8
European Capital UK SME Debt LP	—	7.7	—	—	—	0.4	—	—	4.9	26.9
Panda Temple Power, LLC and T1 Power Holdings LLC	—	19.6	—	0.2	—	—	—	9.8	0.9	—
PCG-Ares Sidecar Investment II, L.P.	0.1	—	—	—	—	—	—	—	0.8	11.1
PCG-Ares Sidecar Investment, L.P.	—	0.6	—	—	—	—	—	—	1.5	1.3
Primrose Holding Corporation	—	—	—	—	—	—	—	—	12.9	27.0
Production Resource Group, L.L.C. and PRG III, LLC	11.5	0.1	—	4.8	0.3	—	—	0.1	(4.3)	56.3
Shock Doctor, Inc. and Shock Doctor Holdings, LLC	0.8	1.4	—	1.4	—	—	—	0.1	4.3	23.1
Sundance Energy Inc.	—	—	—	—	—	—	—	—	(1.1)	68.6
Totes Isotoner Corporation and Totes Ultimate Holdco, Inc.	—	—	—	0.3	—	—	—	—	(1.5)	3.9
	$97.5	$64.5	$14.2	$10.3	$0.3	$0.6	$1.0	$67.5	$(15.2)	$373.1

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

For the Year Ended December 31, 2021										As of December 31, 2021
(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)	Fair Value
Absolute Dental Group LLC and Absolute Dental Equity, LLC	$50.5	$26.4	$—	$4.1	$1.6	$—	$0.1	$—	$5.0	$63.9
ACAS Equity Holdings Corporation	—	—	—	—	—	—	—	—	0.4	0.4
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc.	—	58.4	—	—	—	—	—	(57.2)	58.4	—
BW Landco LLC	—	—	20.9	—	—	—	—	20.8	(16.0)	—
CoLTs 2005-1 Ltd.	—	—	—	—	—	—	—	—	—	—
CoLTs 2005-2 Ltd.	—	—	—	—	—	—	—	0.2	—	—
Eckler Industries, Inc. and Eckler Purchaser LLC	3.5	—	—	2.5	—	—	—	—	(8.1)	23.1
Halex Holdings, Inc.	—	—	—	—	—	—	—	—	—	—
HCI Equity, LLC	—	—	—	—	—	—	—	—	(0.1)	—
Heelstone Renewable Energy, LLC	41.7	8.5	—	1.5	0.7	0.4	—	0.2	9.3	69.4
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation	—	—	—	2.4	—	—	0.6	—	8.4	53.0
Ivy Hill Asset Management, L.P.	347.5	70.5	37.0	2.9	—	93.0	—	—	67.3	935.8
Joyce Lane Capital LLC and Joyce Lane Financing SPV LLC (fka Ciena Capital LLC)	—	0.3	—	—	—	—	—	—	—	0.3
Navisun LLC and Navisun Holdings LLC	6.6	—	—	8.9	0.1	0.4	0.1	—	12.6	143.7
NECCO Holdings, Inc. and New England Confectionery Company, Inc.	1.9	14.5	—	—	—	—	—	(12.4)	8.0	—
NECCO Realty Investments LLC	—	—	—	—	—	—	—	—	—	—
Potomac Intermediate Holdings II LLC	68.4	—	—	—	—	—	—	—	—	179.7
PS Operating Company LLC and PS Op Holdings LLC	3.9	1.2	—	—	—	—	—	—	—	25.1
Rug Doctor, LLC and RD Holdco Inc.	—	—	—	2.4	—	—	—	—	(1.1)	21.0
S Toys Holdings LLC (fka The Step2 Company, LLC)	—	—	—	—	—	—	—	—	(0.3)	0.2
Senior Direct Lending Program, LLC	232.2	367.7	—	138.0	18.6	—	3.8	—	—	987.3
Singer Sewing Company, SVP-Singer Holdings, LLC and SVP-Singer Holdings LP	—	234.2	—	25.4	1.9	6.7	0.5	109.7	(87.8)	—
Startec Equity, LLC	—	—	—	—	—	—	—	—	—	—
VPROP Operating, LLC and V SandCo, LLC	0.9	—	—	4.0	—	—	—	—	5.4	77.5
	$757.1	$781.7	$57.9	$192.1	$22.9	$100.5	$5.1	$61.3	$61.4	$2,580.4
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

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
A.U.L. Corp.	$1.2	$—	$1.2	$—	$—	$1.2
Absolute Dental Group LLC and Absolute Dental Equity, LLC	7.0	(4.0)	3.0	—	—	3.0
Abzena Holdings, Inc. and Astro Group Holdings Ltd.	13.7	—	13.7	—	—	13.7
Accommodations Plus Technologies LLC and Accommodations Plus Technologies Holdings LLC	4.1	(4.1)	—	—	—	—
ADG, LLC and RC IV GEDC Investor LLC	13.7	(11.9)	1.8	—	—	1.8
AffiniPay Midco, LLC and AffiniPay Intermediate Holdings, LLC	9.0	—	9.0	—	—	9.0
AI Aqua Merger Sub, Inc.	0.1	—	0.1	—	—	0.1
Alcami Corporation and ACM Holdings I, LLC	29.0	—	29.0	—	—	29.0
Alera Group, Inc.	1.0	—	1.0	—	—	1.0
American Residential Services L.L.C. and Aragorn Parent Holdings LP	4.5	—	4.5	—	—	4.5
Anaqua Parent Holdings, Inc. & Astorg VII Co-Invest Anaqua	4.3	—	4.3	—	—	4.3
APG Intermediate Holdings Corporation and APG Holdings, LLC	0.1	—	0.1	—	—	0.1
Appriss Health, LLC and Appriss Health Intermediate Holdings, Inc.	0.1	—	0.1	—	—	0.1
Apptio, Inc.	4.2	(1.7)	2.5	—	—	2.5
AQ Sunshine, Inc.	1.8	(0.3)	1.5	—	—	1.5
Argenbright Holdings V, LLC	1.3	—	1.3	—	—	1.3
Arrowhead Holdco Company and Arrowhead GS Holdings, Inc.	20.0	(5.0)	15.0	—	—	15.0
ASP-r-pac Acquisition CO LLC and ASP-r-pac Holdings LP	6.2	(1.2)	5.0	—	—	5.0
Athenahealth, Inc., VVC Holding Corp., Virence Intermediate Holding Corp., and Virence Holdings LLC	33.1	—	33.1	—	—	33.1
ATI Restoration, LLC	12.5	(11.4)	1.1	—	—	1.1
Atlas Intermediate III, L.L.C.	0.4	—	0.4	—	—	0.4
Aventine Intermediate LLC and Aventine Holdings II LLC	2.6	—	2.6	—	—	2.6
Avetta, LLC	4.2	—	4.2	—	—	4.2
AxiomSL Group, Inc. and Calypso Group, Inc.	3.9	—	3.9	—	—	3.9
Bamboo Purchaser, Inc.	4.1	—	4.1	—	—	4.1
Banyan Software Holdings, LLC	33.8	—	33.8	—	—	33.8
Beacon Pointe Harmony, LLC	9.0	—	9.0	—	—	9.0
Bearcat Buyer, Inc. and Bearcat Parent, Inc.	32.8	—	32.8	—	—	32.8
Belfor Holdings, Inc.	25.0	(4.0)	21.0	—	—	21.0
Benecon Midco II LLC and Locutus Holdco LLC	4.5	—	4.5	—	—	4.5
Benefytt Technologies, Inc.	5.9	—	5.9	—	—	5.9
Berner Food & Beverage, LLC	1.7	(0.7)	1.0	—	—	1.0
Borrower R365 Holdings LLC	1.5	—	1.5	—	—	1.5
Bragg Live Food Products, LLC and SPC Investment Co., L.P.	4.4	(1.7)	2.7	—	—	2.7
Businessolver.com, Inc.	18.9	—	18.9	—	—	18.9
Cadence Aerospace, LLC	15.1	(11.7)	3.4	—	—	3.4
Capstone Acquisition Holdings, Inc. and Capstone Parent Holdings, LP	27.3	(11.2)	16.1	—	—	16.1
Cardinal Parent, Inc. and Packers Software Intermediate Holdings, Inc.	5.0	(0.6)	4.4	—	—	4.4
CCS-CMGC Holdings, Inc.	12.0	(3.0)	9.0	—	—	9.0
CDI Holdings III Corp. and CDI Holdings I Corp.	0.9	—	0.9	—	—	0.9
Center for Autism and Related Disorders, LLC	8.5	(8.3)	0.2	—	—	0.2
Centric Brands LLC and Centric Brands GP LLC	7.9	(2.3)	5.6	—	—	5.6
Chariot Buyer LLC	12.3	(2.8)	9.5	—	—	9.5
Cobalt Buyer Sub, Inc., Cobalt Holdings I, LP, and Cobalt Intermediate I, Inc.	23.7	(0.6)	23.1	—	—	23.1
Commercial Trailer Leasing, Inc.	3.3	—	3.3	—	—	3.3
Comprehensive EyeCare Partners, LLC	1.9	(0.3)	1.6	—	—	1.6

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Concert Golf Partners Holdco LLC	0.6	(0.1)	0.5	—	—	0.5
Consilio Midco Limited and Consilio Investment Holdings, L.P.	20.0	—	20.0	—	0	20.0
Continental Café, LLC and Infinity Ovation Yacht Charters, LLC	8.0	—	8.0	—	—	8.0
CoreLogic, Inc. and T-VIII Celestial Co-Invest LP	38.9	—	38.9	—	—	38.9
Cority Software Inc., IQS, Inc. and Cority Parent, Inc.	0.1	—	0.1	—	—	0.1
Cornerstone OnDemand, Inc. and Sunshine Software Holdings, Inc.	38.7	(0.1)	38.6	—	—	38.6
Cozzini Bros., Inc. and BH-Sharp Holdings LP	15.0	—	15.0	—	—	15.0
CrossCountry Mortgage, LLC	56.3	—	56.3	—	—	56.3
CST Buyer Company (d/b/a Intoxalock)	6.1	—	6.1	—	—	6.1
CVP Holdco, Inc. and OMERS Wildcats Investment Holdings LLC	19.7	(0.4)	19.3	—	—	19.3
DecoPac, Inc. and KCAKE Holdings Inc.	16.5	(2.4)	14.1	—	—	14.1
Denali Holdco LLC and Denali Topco LLC	5.4	—	5.4	—	—	5.4
DFC Global Facility Borrower III LLC	103.5	(73.2)	30.3	—	—	30.3
Diligent Corporation and Diligent Preferred Issuer, Inc.	9.7	—	9.7	—	—	9.7
Display Holding Company, Inc., Saldon Holdings, Inc. and Fastsigns Holdings Inc.	2.3	—	2.3	—	—	2.3
DRS Holdings III, Inc. and DRS Holdings I, Inc.	10.8	—	10.8	—	—	10.8
DS Admiral Bidco, LLC	0.1	—	0.1	—	—	0.1
DTI Holdco, Inc. and OPE DTI Holdings, Inc.	6.6	(5.2)	1.4	—	—	1.4
Dye & Durham Corporation	19.5	—	19.5	—	—	19.5
Dynamic NC Aerospace Holdings, LLC and Dynamic NC Investment Holdings, LP	7.1	—	7.1	—	—	7.1
Eckler Industries, Inc. and Eckler Purchaser LLC	6.9	(6.7)	0.2	—	(0.2)	—
Elemica Parent, Inc. & EZ Elemica Holdings, Inc.	4.1	(2.3)	1.8	—	—	1.8
Emergency Communications Network, LLC	6.5	—	6.5	—	—	6.5
EP Wealth Advisors, LLC	2.8	(0.2)	2.6	—	—	2.6
EpiServer Inc. and Episerver Sweden Holdings AB	14.5	—	14.5	—	—	14.5
EPS NASS Parent, Inc.	6.6	(0.9)	5.7	—	—	5.7
eResearch Technology, Inc. and Astorg VII Co-Invest ERT	2.5	—	2.5	—	—	2.5
Essential Services Holding Corporation and OMERS Mahomes Investment Holdings LLC	53.3	(1.0)	52.3	—	—	52.3
Extrahop Networks, Inc.	8.5	—	8.5	—	—	8.5
FL Hawk Intermediate Holdings, Inc.	0.5	—	0.5	—	—	0.5
Flinn Scientific, Inc. and WCI-Quantum Holdings, Inc.	10.0	(4.9)	5.1	—	—	5.1
Flow Control Solutions, Inc.	6.0	—	6.0	—	—	6.0
FM:Systems Group, LLC	1.5	(1.5)	—	—	—	—
Forescout Technologies, Inc.	0.1	—	0.1	—	—	0.1
Foundation Risk Partners, Corp.	38.1	—	38.1	—	—	38.1
FS Squared Holding Corp. and FS Squared, LLC	9.6	(0.5)	9.1	—	—	9.1
Galway Borrower LLC	23.3	(0.4)	22.9	—	—	22.9
Garden Fresh Restaurant Corp. and GFRC Holdings LLC	7.5	(7.5)	—	—	—	—
Genesis Acquisition Co. and Genesis Ultimate Holding Co.	1.5	(1.5)	—	—	—	—
GHX Ultimate Parent Corporation, Commerce Parent, Inc. and Commerce Topco, LLC	47.5	—	47.5	—	—	47.5
GI Ranger Intermediate LLC	9.0	—	9.0	—	—	9.0
Global Music Rights, LLC	4.3	—	4.3	—	—	4.3
GraphPAD Software, LLC, Insightful Science Intermediate I, LLC and Insightful Science Holdings, LLC	5.0	—	5.0	—	—	5.0
Green Street Parent, LLC and Green Street Intermediate Holdings, LLC	0.3	—	0.3	—	—	0.3
HAI Acquisition Corporation and Aloha Topco, LLC	19.0	—	19.0	—	—	19.0
Halcon Holdings, LLC	6.8	—	6.8	—	—	6.8

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Harvey Tool Company, LLC	29.5	(5.9)	23.6	—	—	23.6
HealthEdge Software, Inc.	42.3	(0.3)	42.0	—	—	42.0
Heavy Construction Systems Specialists, LLC	4.0	—	4.0	—	—	4.0
Heelstone Renewable Energy, LLC	51.0	—	51.0	—	—	51.0
Help/Systems Holdings, Inc.	7.5	—	7.5	—	—	7.5
HH-Stella, Inc. and Bedrock Parent Holdings, LP	18.1	(0.5)	17.6	—	—	17.6
High Street Buyer, Inc. and High Street Holdco LLC	8.0	—	8.0	—	—	8.0
Highline Aftermarket Acquisition, LLC, Highline Aftermarket SC Acquisition, Inc. and Highline PPC Blocker LLC	9.5	(5.9)	3.6	—	—	3.6
Hometown Food Company	3.9	—	3.9	—	—	3.9
Huskies Parent, Inc., GI Insurity Parent LLC and GI Insurity TopCo LP	22.6	(1.6)	21.0	—	—	21.0
IntraPac International LLC and IntraPac Canada Corporation	19.2	(6.2)	13.0	—	—	13.0
JDC Healthcare Management, LLC	4.4	(4.4)	—	—	—	—
Jim N Nicks Management, LLC	4.8	(2.8)	2.0	—	—	2.0
Joyce Lane Capital LLC and Joyce Lane Financing SPV LLC (fka Ciena Capital LLC)	1.4	—	1.4	—	—	1.4
K2 Insurance Services, LLC and K2 Holdco LP	10.9	—	10.9	—	—	10.9
KBHS Acquisition, LLC (d/b/a Alita Care, LLC)	5.0	(0.8)	4.2	—	—	4.2
Kellermeyer Bergensons Services, LLC	23.0	—	23.0	—	—	23.0
Kene Acquisition, Inc. and Kene Holdings, L.P.	8.9	(0.2)	8.7	—	—	8.7
Laboratories Bidco LLC and Laboratories Topco LLC	44.6	—	44.6	—	—	44.6
Lakers Buyer, Inc. and Lakers Parent LLC	11.1	(3.6)	7.5	—	—	7.5
Lew's Intermediate Holdings, LLC	2.3	(1.8)	0.5	—	—	0.5
Lido Advisors, LLC	0.8	—	0.8	—	—	0.8
LSP Holdco, LLC and ZBS Mechanical Group Co-Invest Fund 2, LLC	16.2	—	16.2	—	—	16.2
Majesco and Magic Topco, L.P.	2.0	—	2.0	—	—	2.0
Manna Pro Products, LLC	7.0	(1.9)	5.1	—	—	5.1
Maverick Acquisition, Inc.	17.2	—	17.2	—	—	17.2
Mavis Tire Express Services Topco Corp., Metis Holdco, Inc. and Metis Topco, LP	32.9	(23.4)	9.5	—	—	9.5
McKenzie Creative Brands, LLC	4.5	—	4.5	—	—	4.5
Medline Borrower, LP	6.9	—	6.9	—	—	6.9
Micromeritics Instrument Corp.	4.1	(0.1)	4.0	—	—	4.0
Ministry Brands Holdings, LLC and RCP MB Investments B, L.P.	31.3	—	31.3	—	—	31.3
Ministry Brands, LLC and MB Parent HoldCo, L.P. (dba Community Brands)	10.9	(5.0)	5.9	—	—	5.9
MMIT Holdings, LLC	4.6	(0.6)	4.0	—	—	4.0
Monica Holdco (US) Inc.	3.6	—	3.6	—	—	3.6
Moon Valley Nursery of Arizona Retail, LLC, Moon Valley Nursery Farm Holdings, LLC, Moon Valley Nursery RE Holdings LLC, and Stonecourt IV Partners, LP	15.2	—	15.2	—	—	15.2
MRI Software LLC	10.2	—	10.2	—	—	10.2
n2y Holding, LLC	0.1	—	0.1	—	—	0.1
NAS, LLC and Nationwide Marketing Group, LLC	3.0	(0.6)	2.4	—	—	2.4
National Intergovernmental Purchasing Alliance Company	9.0	—	9.0	—	—	9.0
NCWS Intermediate, Inc. and NCWS Holdings LP	28.3	—	28.3	—	—	28.3
Nelipak Holding Company, Nelipak European Holdings Cooperatief U.A., KNPAK Holdings, LP and PAKNK Netherlands Treasury B.V.	0.6	(0.2)	0.4	—	—	0.4
Nest Topco Borrower Inc., KKR Nest Co-Invest L.P., and NBLY 2021-1	119.1	—	119.1	—	—	119.1
NMC Skincare Intermediate Holdings II, LLC	9.1	(6.2)	2.9	—	—	2.9
NMN Holdings III Corp. and NMN Holdings LP	12.5	(1.1)	11.4	—	—	11.4
North American Fire Holdings, LLC and North American Fire Ultimate Holdings, LLC	23.9	—	23.9	—	—	23.9

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
North American Science Associates, LLC, Cardinal Purchaser LLC and Cardinal Topco Holdings, L.P.	6.0	—	6.0	—	—	6.0
North Haven Falcon Buyer, LLC and North Haven Falcon Holding Company, LLC	6.7	—	6.7	—	—	6.7
North Haven Stack Buyer, LLC	10.0	—	10.0	—	—	10.0
NSM Insurance Group, LLC	6.0	(0.7)	5.3	—	—	5.3
NueHealth Performance, LLC	6.2	(3.3)	2.9	—	—	2.9
Olympia Acquisition, Inc. and Olympia TopCo, L.P.	11.0	(10.3)	0.7	—	—	0.7
OneDigital Borrower LLC	7.5	—	7.5	—	—	7.5
Padres L.P.	64.2	—	64.2	—	—	64.2
Pathway Vet Alliance LLC and Jedi Group Holdings LLC	1.9	—	1.9	—	—	1.9
Patriot Growth Insurance Services, LLC	6.7	—	6.7	—	—	6.7
Paya, Inc and GTCR-Ultra Holdings LLC	4.5	—	4.5	—	—	4.5
PDI TA Holdings, Inc., Peachtree Parent, Inc. and Insight PDI Holdings, LLC	7.6	—	7.6	—	—	7.6
Pegasus Global Enterprise Holdings, LLC, Mekone Blocker Acquisition, Inc. and Mekone Parent, LLC	45.9	—	45.9	—	—	45.9
Pelican Products, Inc.	2.3	—	2.3	—	—	2.3
People Corporation	29.4	(2.9)	26.5	—	—	26.5
Perforce Software, Inc.	0.5	—	0.5	—	—	0.5
Petroleum Service Group LLC	16.9	(3.8)	13.1	—	—	13.1
Pluralsight, Inc.	0.3	—	0.3	—	0	0.3
Precinmac (US) Holdings Inc., Trimaster Manufacturing Inc. and Blade Group Holdings, LP.	15.5	—	15.5	—	—	15.5
Premier Specialties, Inc. and RMCF V CIV XLIV, L.P.	11.0	—	11.0	—	—	11.0
Premise Health Holding Corp. and OMERS Bluejay Investment Holdings LP	36.0	(12.6)	23.4	—	—	23.4
Pritchard Industries, LLC and LJ Pritchard TopCo Holdings, LLC	29.7	—	29.7	—	—	29.7
Production Resource Group, L.L.C. and PRG III, LLC	2.5	—	2.5	—	—	2.5
ProfitSolv Purchaser, Inc. and PS Co-Invest, L.P.	15.0	—	15.0	—	—	15.0
Project Essential Bidco, Inc. and Project Essential Super Parent, Inc.	1.1	—	1.1	—	—	1.1
Project Potter Buyer, LLC and Project Potter Parent, L.P.	43.8	(0.9)	42.9	—	—	42.9
Proofpoint, Inc.	3.1	—	3.1	—	—	3.1
PS Operating Company LLC and PS Op Holdings LLC	5.9	(2.8)	3.1	—	—	3.1
Pyramid Management Advisors, LLC and Pyramid Investors, LLC	9.7	(9.7)	—	—	0	—
QF Holdings, Inc.	6.0	—	6.0	—	—	6.0
Radius Aerospace, Inc. and Radius Aerospace Europe Limited	2.9	—	2.9	—	—	2.9
Raptor Technologies, LLC, Sycamore Bidco LTD and Rocket Parent, LLC	4.4	—	4.4	—	—	4.4
Reddy Ice LLC	0.3	—	0.3	—	—	0.3
Redwood Services, LLC and Redwood Services Holdco, LLC	4.7	—	4.7	—	—	4.7
Reef Lifestyle, LLC	32.8	(13.2)	19.6	—	—	19.6
Registrar Intermediate, LLC and PSP Registrar Co-Investment Fund, L.P.	28.0	—	28.0	—	—	28.0
Relativity ODA LLC	3.8	—	3.8	—	—	3.8
Repairify, Inc. and Repairify Holdings, LLC	7.3	—	7.3	—	—	7.3
Rialto Management Group, LLC	1.3	(0.2)	1.1	—	—	1.1
RMS HoldCo II, LLC and RMS Group Holdings, Inc.	2.9	—	2.9	—	—	2.9
Rodeo AcquisitionCo LLC	6.2	(0.4)	5.8	—	—	5.8
RSC Acquisition, Inc. and RSC Insurance Brokerage, Inc.	0.6	(0.3)	0.3	—	—	0.3
RTI Surgical, Inc. and Pioneer Surgical Technology, Inc.	15.9	(5.0)	10.9	—	—	10.9

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Safe Home Security, Inc., Security Systems Inc., Safe Home Monitoring, Inc., National Protective Services, Inc., Bright Integrations LLC and Medguard Alert, Inc.	8.5	—	8.5	—	—	8.5
Schill Landscaping and Lawn Care Services, LLC and Landscape Parallel Partners, LP	5.1	—	5.1	—	—	5.1
SCIH Salt Holdings Inc.	7.5	(6.2)	1.3	—	—	1.3
SCM Insurance Services Inc.	4.3	—	4.3	—	—	4.3
SFE Intermediate Holdco LLC	10.2	—	10.2	—	—	10.2
Shock Doctor, Inc. and Shock Doctor Holdings, LLC	2.5	(1.2)	1.3	—	—	1.3
Shur-Co Acquisition, Inc. and Shur-Co Holdco, Inc.	5.0	(1.0)	4.0	—	—	4.0
SiroMed Physician Services, Inc. and SiroMed Equity Holdings, LLC	7.1	—	7.1	—	—	7.1
SM Wellness Holdings, Inc. and SM Holdco, Inc.	3.8	—	3.8	—	—	3.8
Spring Insurance Solutions, LLC	5.6	—	5.6	—	—	5.6
Star US Bidco LLC	8.5	—	8.5	—	—	8.5
Stealth Holding LLC and UCIT Online Security Inc.	2.9	—	2.9	—	—	2.9
Sun Acquirer Corp. and Sun TopCo, LP	26.8	—	26.8	—	—	26.8
Sundance Group Holdings, Inc.	7.6	(0.9)	6.7	—	—	6.7
Sunk Rock Foundry Partners LP, Hatteras Electrical Manufacturing Holding Company and Sigma Electric Manufacturing Corporation, Diecast Beacon	7.5	(0.6)	6.9	—	—	6.9
Sunshine Sub, LLC	5.8	—	5.8	—	—	5.8
SV-Burton Holdings, LLC and LBC Breeze Holdings LLC	7.3	—	7.3	—	—	7.3
Symplr Software Inc. and Symplr Software Intermediate Holdings, Inc.	7.0	—	7.0	—	—	7.0
Synergy HomeCare Franchising, LLC and NP/Synergy Holdings, LLC	4.2	—	4.2	—	—	4.2
TA/WEG Holdings, LLC	9.3	(0.8)	8.5	—	—	8.5
Taymax Group, L.P., Taymax Group G.P., LLC, PF Salem Canada ULC and TCP Fit Parent, L.P.	1.9	(0.5)	1.4	—	(0.3)	1.1
TCP Hawker Intermediate LLC	5.3	—	5.3	—	—	5.3
Teligent, Inc.	3.4	—	3.4	—	(3.4)	—
TerSera Therapeutics LLC	0.1	—	0.1	—	—	0.1
The Alaska Club Partners, LLC, Athletic Club Partners LLC and The Alaska Club, Inc.	1.1	—	1.1	—	—	1.1
The Arcticom Group, LLC and AMCP Mechanical Holdings, LP	29.5	(2.0)	27.5	—	—	27.5
The Ultimate Software Group, Inc. and H&F Unite Partners, L.P.	10.0	(0.1)	9.9	—	—	9.9
The Ultimus Group Midco, LLC, The Ultimus Group, LLC, and The Ultimus Group Aggregator, LP	6.9	—	6.9	—	—	6.9
Therapy Brands Holdings LLC	8.6	—	8.6	—	—	8.6
Thermostat Purchaser III, Inc.	11.7	—	11.7	—	—	11.7
THG Acquisition, LLC	34.8	—	34.8	—	—	34.8
United Digestive MSO Parent, LLC	8.4	—	8.4	—	—	8.4
US Salt Investors, LLC and Emerald Lake Pearl Acquisition-A, L.P.	9.9	—	9.9	—	—	9.9
Verscend Holding Corp.	22.5	(0.1)	22.4	—	—	22.4
VLS Recovery Services, LLC	23.8	(1.5)	22.3	—	—	22.3
VPP Intermediate Holdings, LLC and VPP Group Holdings, L.P.	6.2	—	6.2	—	—	6.2
VPROP Operating, LLC and V SandCo, LLC	7.1	—	7.1	—	—	7.1
VS Buyer, LLC	8.1	—	8.1	—	—	8.1
Watchfire Enterprises, Inc.	2.0	—	2.0	—	—	2.0
Watermill Express, LLC and Watermill Express Holdings, LLC	1.9	—	1.9	—	—	1.9
WebPT, Inc.	0.1	—	0.1	—	—	0.1
Wellness AcquisitionCo, Inc.	0.1	—	0.1	—	—	0.1
Wildcat BuyerCo, Inc. and Wildcat Parent, LP	9.9	—	9.9	—	0	9.9
WorkWave Intermediate II, LLC	5.2	—	5.2	—	—	5.2
WSHP FC Acquisition LLC	10.3	(1.5)	8.8	—	—	8.8

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
XIFIN, Inc. and ACP Charger Co-Invest LLC	8.9	(1.1)	7.8	—	—	7.8
YE Brands Holdings, LLC	1.2	—	1.2	—	—	1.2
	$2,732.5	$(352.3)	$2,380.2	$—	$(3.9)	$2,376.3

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions, except per share data)
(unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Undistributed (Overdistributed) Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	423	$—	$7,656	$(480)	$7,176
Issuances of common stock (net of offering and underwriting costs)	14	—	249	—	249
Shares issued in connection with dividend reinvestment plan	—	—	9	—	9
Net investment income	—	—	—	144	144
Net realized gains on investments, foreign currency, extinguishment of debt and other transactions	—	—	—	16	16
Net unrealized gains on investments, foreign currency and other transactions	—	—	—	213	213
Dividends declared and payable ($0.40 per share)	—	—	—	(175)	(175)
Balance at March 31, 2021	437	$—	$7,914	$(282)	$7,632
Issuances of common stock (net of offering and underwriting costs)	7	—	135	—	135
Shares issued in connection with dividend reinvestment plan	1	—	10	—	10
Net investment income	—	—	—	171	171
Net realized gains on investments, foreign currency, extinguishment of debt and other transactions	—	—	—	59	59
Net unrealized gains on investments, foreign currency and other transactions	—	—	—	248	248
Dividends declared and payable ($0.40 per share)	—	—	—	(177)	(177)
Balance at June 30, 2021	445	$—	$8,059	$19	$8,078
Issuances of common stock (net of offering and underwriting costs)	15	—	304	—	304
Shares issued in connection with dividend reinvestment plan	1	—	10	—	10
Net investment income	—	—	—	184	184
Net realized gains on investments, foreign currency, extinguishment of debt and other transactions	—	—	—	149	149
Net unrealized gains on investments, foreign currency and other transactions	—	—	—	1	1
Dividends declared and payable ($0.41 per share)	—	—	—	(189)	(189)
Balance at September 30, 2021	461	$—	$8,373	$164	$8,537
Issuances of common stock (net of offering and underwriting costs)	6	—	131	—	131
Shares issued in connection with dividend reinvestment plan	1	—	9	—	9
Net investment income	—	—	—	242	242
Net realized gains on investments, foreign currency, extinguishment of debt and other transactions	—	—	—	16	16
Net unrealized gains on investments, foreign currency and other transactions	—	—	—	124	124
Dividends declared and payable ($0.41 per share)	—	—	—	(191)	(191)
Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	40	(40)	—
Balance at December 31, 2021	468	$—	$8,553	$315	$8,868
Issuances of common stock (net of offering and underwriting costs)	25	—	510	—	510
Shares issued in connection with dividend reinvestment plan	—	—	12	—	12
Net investment income	—	—	—	198	198
Net realized gains on investments, foreign currency, extinguishment of debt and other transactions	—	—	—	10	10
Net unrealized gains on investments, foreign currency and other transactions	—	—	—	3	3
Dividends declared and payable ($0.45 per share)	—	—	—	(220)	(220)
Cumulative effect of adjustment for the adoption of ASU 2020-06 (Note 2)	—	—	(4)	2	(2)
Balance at March 31, 2022	493	$—	$9,071	$308	$9,379
Issuances of common stock (net of offering and underwriting costs)	3	—	68	—	68
Net investment income	—	—	—	257	257
Net realized losses on investments, foreign currency, extinguishment of debt and other transactions	—	—	—	(3)	(3)
Net unrealized losses on investments, foreign currency and other transactions	—	—	—	(143)	(143)
Dividends declared and payable ($0.45 per share)	—	—	—	(223)	(223)
Balance at June 30, 2022	496	$—	$9,139	$196	$9,335
Issuances of common stock (net of offering and underwriting costs)	12	—	231	—	231
Net investment income	—	—	—	288	288
Net realized gains on investments, foreign currency, extinguishment of debt and other transactions	—	—	—	—	—
Net unrealized losses on investments, foreign currency and other transactions	—	—	—	(184)	(184)
Dividends declared and payable ($0.46 per share)	—	—	—	(234)	(234)
Balance at September 30, 2022	508	$—	$9,370	$66	$9,436

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(unaudited)

	For the Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$426	$1,185
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Net realized gains on investments, foreign currency and other transactions	(55)	(267)
Net unrealized losses (gains) on investments, foreign currency and other transactions	324	(462)
Realized loss on extinguishment of debt	48	43
Net accretion of discount on investments	(8)	(11)
PIK interest	(97)	(121)
Collections of PIK interest	30	101
PIK dividends	(126)	(61)
Collections of PIK dividends	27	122
Amortization of debt issuance costs	22	19
Net amortization of discount (premium) on notes payable	(3)	3
Proceeds from sales and repayments of investments and other transactions	5,565	6,738
Purchases of investments	(7,048)	(8,026)
Changes in operating assets and liabilities:
Interest receivable	(12)	3
Receivable from participants	—	38
Other assets	48	14
Operating lease right-of-use asset	6	8
Base management fees payable	9	9
Income based fees payable	(4)	(87)
Capital gains incentive fees payable	(89)	133
Interest and facility fees payable	(24)	(17)
Payable to participants	(9)	(52)
Accounts payable and other liabilities	(19)	7
Operating lease liabilities	(10)	(11)
Net cash used in operating activities	(999)	(692)
FINANCING ACTIVITIES:
Borrowings on debt	4,990	12,131
Repayments and repurchases of debt	(4,248)	(10,752)
Debt issuance costs	(15)	(49)
Net proceeds from issuance of common stock	808	687
Dividends paid	(665)	(512)
Secured borrowings, net	5	74
Net cash provided by financing activities	875	1,579
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(124)	887
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	486	326
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$362	$1,213
Supplemental Information:
Interest paid during the period	$303	$250
Taxes, including excise tax, paid during the period	$33	$23
Dividends declared and payable during the period	$677	$541

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2022
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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include funds from time to time deposited with financial institutions and short-term, liquid investments in a money market account. Cash and cash equivalents are carried at cost which approximates fair value. As of September 30, 2022 and December 31, 2021, there was $29 and $62, respectively, of cash denominated in foreign currencies included within “cash and cash equivalents” or “restricted cash” in the accompanying consolidated balance sheet.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated balance sheet to the total amount shown at the end of the applicable period in the consolidated statement of cash flows:

	As of
	September 30, 2022	December 31, 2021
Cash and cash equivalents	$257	$372
Restricted cash	105	114
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$362	$486

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

 Leases

The Company is obligated under a number of operating leases pursuant to which it is leasing office facilities from third parties with remaining terms ranging from approximately one to four years. Such operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the accompanying consolidated balance sheets. The Company does not have any finance leases.

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

Income Taxes

The Company has elected to be treated as a RIC under the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must, among other requirements, meet certain source-of- income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income, as defined by the Code, for each year. The Company has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal corporate-level income taxes.

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

The base management fees, income based fees and capital gains incentive fees for the three and nine months ended September 30, 2022 and 2021 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Base management fees	$78	$65	$226	$184
Income based fees	$63	$53	$171	$158
Capital gains incentive fees(1)	$(37)	$30	$(64)	$133
________________________________________

(1)Calculated in accordance with GAAP as discussed below.

There was no capital gains incentive fee payable to the Company’s investment adviser as calculated under the investment advisory and management agreement for the three and nine months ended September 30, 2022 and 2021. In addition, in accordance with GAAP, the Company had cumulatively accrued a capital gains incentive fee of $72 as of September 30, 2022. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation, net of any expense associated with cumulative unrealized capital depreciation or appreciation. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 20% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods. As of September 30, 2022, the Company has paid capital gains incentive fees since inception totaling $133. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

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

For the three and nine months ended September 30, 2022, the Company incurred $3 and $9, respectively, in administrative fees, and $4 and $11, respectively, for the comparable periods in 2021. As of September 30, 2022 and December 31, 2021, a total of $3 and $4, respectively, in administrative fees were unpaid and included in “accounts payable and other liabilities” in the accompanying consolidated balance sheet.

4. INVESTMENTS

As of September 30, 2022 and December 31, 2021, investments consisted of the following:

	As of
	September 30, 2022		December 31, 2021
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans(2)	$9,821	$9,509	$9,583	$9,459
Second lien senior secured loans	4,011	3,797	4,614	4,524
Subordinated certificates of the SDLP(3)	1,121	1,121	987	987
Senior subordinated loans	1,102	1,051	896	890
Preferred equity	2,071	2,052	1,547	1,561
Ivy Hill Asset Management, L.P.(4)	1,809	1,958	781	936
Other equity	1,534	1,851	1,402	1,652
Total	$21,469	$21,339	$19,810	$20,009
________________________________________

(1)The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest or dividends.

(2)First lien senior secured loans include certain loans that the Company classifies as “unitranche” loans. The total amortized cost and fair value of the loans that the Company classified as “unitranche” loans were $5,127 and $4,998, respectively, as of September 30, 2022, and $5,210 and $5,163, respectively, as of December 31, 2021.

(3)The proceeds from these certificates were applied to co-investments with Varagon and its clients to fund first lien senior secured loans to 21 and 19 different borrowers as of September 30, 2022 and December 31, 2021, respectively.

(4)Includes the Company’s equity and subordinated loan investments in IHAM, as applicable.

The Company uses Global Industry Classification Standards for classifying the industry groupings of its portfolio companies. The industrial and geographic compositions of the Company’s portfolio at fair value as of September 30, 2022 and December 31, 2021 were as follows:

	As of
	September 30, 2022	December 31, 2021
Industry
Software & Services	22.5%	21.9%
Diversified Financials(1)	12.3	7.5
Health Care Services	10.1	10.8
Commercial & Professional Services	8.2	9.2
Investment Funds and Vehicles(2)	5.5	5.2
Insurance Services	5.1	5.8
Power Generation	4.7	4.5
Consumer Services	4.0	3.9
Capital Goods	4.0	4.8
Consumer Durables & Apparel	3.9	4.4
Automobiles & Components	3.2	4.6
Food & Beverage	2.4	2.2
Pharmaceuticals, Biotechnology & Life Sciences	2.3	1.9
Retailing and Distribution	2.2	2.8
Media & Entertainment	2.2	2.2
Other	7.4	8.3
Total	100.0%	100.0%
________________________________________

(1)Includes the Company’s investment in IHAM.

(2)Includes the Company’s investment in the SDLP, which had made first lien senior secured loans to 21 and 19 different borrowers as of September 30, 2022 and December 31, 2021, respectively. The portfolio companies in the SDLP are in industries similar to the companies in the Company’s portfolio.

	As of
	September 30, 2022	December 31, 2021
Geographic Region
West(1)	34.5%	31.2%
Midwest	25.0	27.9
Southeast	17.8	17.2
Mid-Atlantic	13.1	14.5
Northeast	4.6	4.8
International	5.0	4.4
Total	100.0%	100.0%
________________________________________

(1)Includes the Company’s investment in the SDLP, which represented 5.3% and 4.9% of the total investment portfolio at fair value as of September 30, 2022 and December 31, 2021, respectively.

As of September 30, 2022 and December 31, 2021, loans on non-accrual status represented 1.6% of the total investments at amortized cost (or 0.9% at fair value) and 0.8% at amortized cost (or 0.5% at fair value), respectively.

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

The Company provides capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. As of September 30, 2022 and December 31, 2021, the Company and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates.

As of September 30, 2022 and December 31, 2021, the Company and Varagon and its clients had agreed to make capital available to the SDLP of $6,150 and $6,150, respectively, in the aggregate, of which $1,444 and $1,444, respectively, is to be made available from the Company. The Company will continue to provide capital to the SDLP in the form of SDLP Certificates, and Varagon and its clients will provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP as discussed above. Below is a summary of the funded capital and unfunded capital commitments of the SDLP.

	As of
	September 30, 2022	December 31, 2021
Total capital funded to the SDLP(1)	$4,772	$4,168
Total capital funded to the SDLP by the Company(1)	$1,121	$987
Total unfunded capital commitments to the SDLP(2)	$311	$262
Total unfunded capital commitments to the SDLP by the Company(2)	$73	$62
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

The amortized cost and fair value of the SDLP Certificates held by the Company were $1,121 and $1,121, respectively, as of September 30, 2022 and $987 and $987, respectively, as of December 31, 2021. The Company’s yield on its investment in the SDLP Certificates at amortized cost and fair value was 13.5% and 13.5%, respectively, as of September 30, 2022, and 13.5% and 13.5%, respectively, as of December 31, 2021. The interest income from the Company’s investment in the SDLP Certificates and capital structuring service and other fees earned for the three and nine months ended September 30, 2022 and 2021 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income	$37	$33	$105	$106
Capital structuring service and other fees	$7	$7	$15	$13

As of September 30, 2022 and December 31, 2021, the SDLP’s portfolio was comprised entirely of first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in the Company’s portfolio. As of September 30, 2022, one of the loans was on non-accrual status. As of December 31, 2021, none of the loans were on non-accrual status. Below is a summary of the SDLP’s portfolio.

	As of
	September 30, 2022	December 31, 2021
Total first lien senior secured loans(1)(2)	$4,798	$4,194
Largest loan to a single borrower(1)	$380	$342
Total of five largest loans to borrowers(1)	$1,616	$1,540
Number of borrowers in the SDLP	21	19
Commitments to fund delayed draw loans(3)	$311	$262
___________________________________________________________________________

(1)At principal amount.

(2)First lien senior secured loans include certain loans that the SDLP classifies as “unitranche” loans. As of September 30, 2022 and December 31, 2021, the total principal amount of loans in the SDLP portfolio that the SDLP classified as “unitranche” loans was $3,737 and $2,908, respectively.

(3)As discussed above, these commitments have been approved by the investment committee of the SDLP.

Ivy Hill Asset Management, L.P.

Ivy Hill Asset Management, L.P. (“IHAM”) is an asset management services company and an SEC-registered investment adviser. The Company has made investments in IHAM, its wholly owned portfolio company, and previously made investments in certain vehicles managed by IHAM. As of September 30, 2022, IHAM had assets under management of approximately $12.5 billion. As of September 30, 2022, IHAM managed 21 vehicles and served as the sub-manager/sub-servicer for one other vehicle (these vehicles managed or sub-managed/sub-serviced by IHAM are referred to as the “IHAM Vehicles”). IHAM earns fee income from managing the IHAM Vehicles and has also invested in certain of these vehicles as part of its business strategy. The amortized cost of IHAM’s total investments as of September 30, 2022 and December 31, 2021 was 2,133 and $966, respectively. For the three and nine months ended September 30, 2022, IHAM had management and incentive fee income of $13 and $34, respectively, and other investment-related income of $42 and $103, respectively. For the three and nine months ended September 30, 2021, IHAM had management and incentive fee income of $8 and $23, respectively, and other investment-related income of $22 and $64, respectively.

 The amortized cost and fair value of the Company’s investment in IHAM was $1,809 and $1,958, respectively, as of September 30, 2022, which was comprised of an equity investment of $1,373 and $1,522, respectively, and a debt investment of $436 and $436, respectively. The amortized cost and fair value of the Company’s investment in IHAM was $781 and $936, respectively, as of December 31, 2021, which was comprised of an equity investment of $765 and $920, respectively, and a debt investment of $16 and $16, respectively. The dividend income received and interest income earned from IHAM for the three and nine months ended September 30, 2022 and 2021 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Dividend income	$55	$23	$150	$65
Interest income	$8	$—	$11	$2

From time to time, IHAM or certain IHAM Vehicles may purchase investments from, or sell investments to, the Company. For any such sales or purchases by the IHAM Vehicles to or from the Company, the IHAM Vehicle must obtain approval from third parties unaffiliated with the Company or IHAM, as applicable. During the nine months ended September 30, 2022 and 2021, IHAM or certain of the IHAM Vehicles purchased $2,415 and $1,049, respectively, of loans from the Company. For the nine months ended September 30, 2022 and 2021, the Company recognized $10 and $5, respectively, of net realized losses from these sales. During the nine months ended September 30, 2022 and 2021, $233 and $108, respectively, of investment commitments were repaid to the Company by IHAM. During the nine months ended September 30, 2022, the Company purchased $27 of investments from certain IHAM Vehicles.

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

5. DEBT

In accordance with the Investment Company Act, the Company is allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 150% after such borrowing. The Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150% effective June 21, 2019. As of September 30, 2022, the aggregate principal amount outstanding of the senior securities issued by the Company was $11,853 and the Company’s asset coverage was 179%.

The Company’s outstanding debt as of September 30, 2022 and December 31, 2021 was as follows:

	As of
	September 30, 2022					December 31, 2021
	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$4,843	(2)	$1,787	$1,787		$4,232	(2)	$1,507	$1,507
Revolving Funding Facility	1,775		932	932		1,525		762	762
SMBC Funding Facility	800	(3)	456	456		800	(3)	401	401
BNP Funding Facility	300		175	175		300		—	—
2022 Convertible Notes	—		—	—		388		388	388	(4)
2024 Convertible Notes	403		403	399	(4)	403		403	395	(4)
2023 Notes	750		750	750	(5)	750		750	748	(5)
2024 Notes	900		900	898	(6)	900		900	897	(6)
March 2025 Notes	600		600	597	(7)	600		600	596	(7)
July 2025 Notes	1,250		1,250	1,258	(8)	1,250		1,250	1,260	(8)
January 2026 Notes	1,150		1,150	1,144	(9)	1,150		1,150	1,143	(9)
July 2026 Notes	1,000		1,000	990	(10)	1,000		1,000	988	(10)
2027 Notes	500		500	494	(11)	—		—	—
2028 Notes	1,250		1,250	1,246	(12)	1,250		1,250	1,246	(12)
2031 Notes	700		700	690	(13)	700		700	689	(13)
Total	$16,221		$11,853	$11,816		$15,248		$11,061	$11,020
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

(4)Represents the aggregate principal amount outstanding of the 2024 Convertible Notes (as defined below). As of September 30, 2022, the total unamortized debt issuance costs and the unamortized discount for the 2024 Convertible Notes (as defined below) was $4. As of December 31, 2021, the total unamortized debt issuance costs and the unamortized discount for the 2022 Convertible Notes and the 2024 Convertible Notes (each as defined below) were $0 and $8, respectively. In February 2022, the Company repaid in full the 2022 Convertible Notes upon their maturity.

(5)Represents the aggregate principal amount outstanding of the 2023 Notes (as defined below), less unamortized debt issuance costs and the unamortized discount recorded upon the issuance of the 2023 Notes. As of September 30, 2022 and December 31, 2021, the total unamortized debt issuance costs and the unamortized discount was $0 and $2, respectively.

(6)Represents the aggregate principal amount outstanding of the 2024 Notes (as defined below), less unamortized debt issuance costs and the net unamortized discount recorded upon the issuance of the 2024 Notes. As of September 30, 2022 and December 31, 2021, the total unamortized debt issuance costs and the net unamortized discount was $2 and $3, respectively.

(7)Represents the aggregate principal amount outstanding of the March 2025 Notes (as defined below), less unamortized debt issuance costs and the unamortized discount recorded upon the issuance of the March 2025 Notes. As of September 30, 2022 and December 31, 2021, the total unamortized debt issuance costs and the unamortized discount was $3 and $4, respectively.

(8)Represents the aggregate principal amount outstanding of the July 2025 Notes (as defined below), less unamortized debt issuance costs and the net unaccreted premium recorded upon the issuance of the July 2025 Notes. As of September 30, 2022 and December 31, 2021, the total unamortized debt issuance costs and the net unaccreted premium was $8 and $10, respectively.

(9)Represents the aggregate principal amount outstanding of the January 2026 Notes (as defined below), less unamortized debt issuance costs and the unamortized discount recorded upon the issuance of the January 2026 Notes. As of September 30, 2022 and December 31, 2021, the total unamortized debt issuance costs and the unamortized discount was $6 and $7, respectively.

(10)Represents the aggregate principal amount outstanding of the July 2026 Notes (as defined below), less unamortized debt issuance costs and the unamortized discount recorded upon the issuance of the July 2026 Notes. As of September 30, 2022 and December 31, 2021, the total unamortized debt issuance costs and the unamortized discount was $10 and $12, respectively.

(11)Represents the aggregate principal amount outstanding of the 2027 Notes (as defined below), less unamortized debt issuance costs and the net unamortized discount recorded upon the issuance of the 2027 Notes. As of September 30, 2022, the total unamortized debt issuance costs and the net unamortized discount was $6.

(12)Represents the aggregate principal amount outstanding of the 2028 Notes (as defined below), less unamortized debt issuance costs and the net unamortized discount recorded upon the issuance of the 2028 Notes. As of September 30, 2022 and December 31, 2021, the total unamortized debt issuance costs and the net unamortized discount was $4 and $4, respectively.

(13)Represents the aggregate principal amount outstanding of the 2031 Notes (as defined below), less unamortized debt issuance costs and the unamortized discount recorded upon the issuance of the 2031 Notes. As of September 30, 2022 and December 31, 2021, the total unamortized debt issuance costs and the unamortized discount was $10 and $11, respectively.

 The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all the Company’s outstanding debt as of September 30, 2022 were 3.8% and 3.8 years, respectively, and as of December 31, 2021 were 3.1% and 4.2 years, respectively.

Revolving Credit Facility

The Company is party to a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), that allows the Company to borrow up to $4,843 at any one time outstanding. The Revolving Credit Facility consists of a $1,087 term loan tranche and a $3,756 revolving tranche. For $1,009 of the term loan tranche, the stated maturity date is March 31, 2027. For $28 of the term loan tranche, the stated maturity date is March 31, 2026. For the remaining $50 of the term loan tranche, the stated maturity date is March 30, 2025. For $3,499 of the revolving tranche, the end of the revolving period and the stated maturity date are March 31, 2026 and March 31, 2027, respectively. For $107 of the revolving tranche, the end of the revolving period and the stated maturity date are March 31, 2025 and March 31, 2026, respectively. For the remaining $150 of the revolving tranche, the end of the revolving period and the stated maturity date are March 30, 2024 and March 30, 2025, respectively. The Revolving Credit Facility also provides for a feature that allows the Company, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of $7,265. The Revolving Credit Facility generally requires payments of interest at the end of each Secured Overnight Financing Rate (“SOFR”) interest period, but no less frequently than quarterly, on SOFR based loans, and monthly payments of interest on other loans. Subsequent to the end of the respective revolving periods and prior to the respective stated maturity dates, the Company is required to repay the relevant outstanding principal amounts under both the term loan tranche and revolving tranche on a monthly basis in an amount equal to 1/12th of the outstanding principal amount at the end of the respective revolving periods.

Under the Revolving Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets (less total liabilities not representing indebtedness) to total indebtedness of the Company and its consolidated subsidiaries (subject to certain exceptions) of not less than 1.5:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Credit Facility. Amounts available to borrow under the Revolving Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets (based on their value as determined pursuant to the Revolving Credit Facility) that are pledged as collateral. As of September 30, 2022, the Company was in compliance in all material respects with the terms of the Revolving Credit Facility.

As of September 30, 2022 and December 31, 2021, there was $1,787 and $1,507 outstanding, respectively, under the Revolving Credit Facility. The Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $250 with the ability to increase by an incremental $50 on an uncommitted basis. As of September 30, 2022 and December 31, 2021, the Company had $95 and $68, respectively, in letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued. As of September 30, 2022, there was $2,961 available for borrowing (net of letters of credit issued) under the Revolving Credit Facility, subject to borrowing base restrictions.

Since March 31, 2022, the interest rate charged on the Revolving Credit Facility is based on SOFR plus a credit spread adjustment of 0.10% (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in Sterling, Canadian Dollars, Euros and certain other foreign currencies plus a spread adjustment, if applicable) and an applicable spread of either 1.75% or 1.875% or an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility) plus an applicable spread of 0.75% or 0.875%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving exposure and term loans outstanding under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. The Revolving Credit Facility allows for borrowings to be made using one, three or six month SOFR. Prior to March 31, 2022, the interest rate charged on the Revolving Credit Facility was based on LIBOR (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in Sterling, Canadian Dollars, Euros and certain other foreign currencies) plus an applicable spread of either 1.75% or 1.875% or an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility) plus an applicable spread of 0.75% or 0.875%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving exposure and term loans outstanding under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of September 30, 2022, the one, three and six month SOFR was 3.04%, 3.59% and 3.99%, respectively. As of September 30, 2022, the applicable spread in effect was 1.75%. In addition to the stated interest expense on the Revolving Credit Facility, the Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. The Company is also required to pay a letter of credit fee of either 2.00% or 2.125% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility.

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

For the three and nine months ended September 30, 2022 and 2021, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Stated interest expense	$19	$4	$34	$14
Credit facility fees	5	4	7	11
Amortization of debt issuance costs	2	2	5	4
Total interest and credit facility fees expense	$26	$10	$46	$29
Cash paid for interest expense	$19	$4	$35	$14
Average stated interest rate	3.95%	1.97%	3.15%	2.09%
Average outstanding balance	$1,875	$889	$1,402	$922

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

Amounts available to borrow under the Revolving Funding Facility are subject to a borrowing base that applies different advance rates to different types of assets held by Ares Capital CP. Ares Capital CP is also subject to limitations with respect to the loans securing the Revolving Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests and loans with fixed rates, as well as restrictions on portfolio company leverage, all of which may also affect the borrowing base and therefore amounts available to borrow. The Company and Ares Capital CP are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the agreements governing the Revolving Funding Facility. As of September 30, 2022, the Company and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

As of September 30, 2022 and December 31, 2021, there was $932 and $762 outstanding, respectively, under the Revolving Funding Facility. Since June 30, 2022, the interest rate charged on the Revolving Funding Facility is based on SOFR plus a credit spread adjustment of 0.10% or a “base rate” (as defined in the agreements governing the Revolving Funding Facility) plus an applicable spread of 1.90% per annum. From December 29, 2021 to June 29, 2022, the interest rate charged on the Revolving Funding Facility is based on one month LIBOR plus 1.90% per annum or a “base rate” (as defined in the agreements governing the Revolving Funding Facility) plus 1.00% per annum. Prior to December 29, 2021, the interest rate charged on the Revolving Funding Facility was based on one month LIBOR plus 2.00% per annum or a “base rate” plus 1.00% per annum. Since December 29, 2021, Ares Capital CP is also required to pay a commitment fee of between 0.50% and 1.25% per annum depending on the size of the unused portion of the Revolving Funding Facility. Prior to and including December 29, 2021, Ares Capital CP was required to pay a commitment fee of between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility.

For the three and nine months ended September 30, 2022 and 2021, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Funding Facility were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Stated interest expense	$10	$2	$19	$12
Credit facility fees	1	2	3	5
Amortization of debt issuance costs	1	1	2	3
Total interest and credit facility fees expense	$12	$5	$24	$20
Cash paid for interest expense	$9	$3	$19	$11
Average stated interest rate	4.38%	2.69%	3.17%	2.35%
Average outstanding balance	$944	$368	$805	$602

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

Amounts available to borrow under the SMBC Funding Facility are subject to a borrowing base that applies an advance rate to assets held by ACJB. ACJB is also subject to limitations with respect to the loans securing the SMBC Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests and loans with fixed rates, as well as restrictions on portfolio company leverage, all of which may also affect the borrowing base and therefore amounts available to borrow. The Company and ACJB are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the SMBC Funding Facility. As of September 30, 2022, the Company and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

As of September 30, 2022 and December 31, 2021, there was $456 and $401 outstanding, respectively, under the SMBC Funding Facility. The interest rate charged on the SMBC Funding Facility is based on an applicable spread of either 1.75% or 2.00% over one month LIBOR or 0.75% or 1.00% over a “base rate” (as defined in the agreements governing the SMBC Funding Facility), in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. As of September 30, 2022, the applicable spread in effect was 1.75%. ACJB is required to pay a commitment fee of between 0.50% and 1.00% per annum depending on the size of the unused portion of the SMBC Funding Facility.

For the three and nine months ended September 30, 2022 and 2021, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SMBC Funding Facility were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Stated interest expense	$4	$—	$9	$2
Credit facility fees	1	2	2	4
Amortization of debt issuance costs	1	1	2	2
Total interest and credit facility fees expense	$6	$3	$13	$8
Cash paid for interest expense	$4	$—	$9	$3
Average stated interest rate	4.27%	2.36%	3.00%	2.00%
Average outstanding balance	$402	$9	$403	$155

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

Amounts available to borrow under the BNP Funding Facility are subject to a borrowing base that applies an advance rate to assets held by AFB. AFB is also subject to limitations with respect to the loans securing the BNP Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests and loans with fixed rates, as well as restrictions on portfolio company leverage, all of which may also affect the borrowing base and therefore amounts available to borrow. The Company and AFB are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the BNP Funding Facility. As of September 30, 2022, the Company and AFB were in compliance in all material respects with the terms of the BNP Funding Facility.

As of September 30, 2022, there was $175 outstanding under the BNP Funding Facility. As of December 31, 2021, there were no amounts outstanding under the BNP Funding Facility. Since June 29, 2021, the interest rate charged on the BNP Funding Facility is based on three month LIBOR, or a “base rate” (as defined in the agreements governing the BNP Funding Facility) plus a margin of (i) 1.80% during the reinvestment period and (ii) 2.30% following the reinvestment period. Prior to June 29, 2021, the interest rate charged on the BNP Funding Facility was based on three month LIBOR (subject to a floor of 0.45%), or a “base rate” (as defined in the agreements governing the BNP Funding Facility) plus a margin that generally ranged between 2.65% and 3.15% (depending on the types of assets such advances relate to), with a weighted average margin floor for all classes of advances of (i) 2.75% during the reinvestment period and (ii) 3.25% following the reinvestment period. As of September 30, 2022, the applicable spread in effect was 1.80%. AFB is required to pay a commitment fee of between 0.00% and 1.25% per annum depending on the size of the unused portion of the BNP Funding Facility.

For the three and nine months ended September 30, 2022 and 2021, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the BNP Funding Facility were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Stated interest expense	$2	$—	$3	$1
Credit facility fees	—	1	1	3
Amortization of debt issuance costs	—	—	1	—
Total interest and credit facility fees expense	$2	$1	$5	$4
Cash paid for interest expense	$1	$—	$1	$1
Average stated interest rate	4.35%	—%	3.95%	3.45%
Average outstanding balance	$143	$—	$81	$20

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

In certain circumstances, assuming the conversion date below has not already passed, the 2024 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of its common stock, at the Company’s election, at the conversion rate (listed below as of September 30, 2022) subject to customary anti-dilution adjustments and the requirements of the indenture (the “Convertible Unsecured Notes Indenture”). Prior to the close of business on the business day immediately preceding the conversion date (listed below), holders may convert their 2024 Convertible

Notes only under certain circumstances set forth in the Convertible Unsecured Notes Indenture. On or after the conversion date until the close of business on the second scheduled trading day immediately preceding the maturity date for the 2024 Convertible Notes, holders may convert their 2024 Convertible Notes at any time. In addition, if the Company engages in certain corporate events as described in the Convertible Unsecured Notes Indenture, holders of the 2024 Convertible Notes may require the Company to repurchase for cash all or part of the 2024 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2024 Convertible Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

Certain key terms related to the convertible features for the 2024 Convertible Notes as of September 30, 2022 are listed below.

2024 Convertible Notes
Conversion premium	15.0%
Closing stock price at issuance	$17.29
Closing stock price date	March 5, 2019
Conversion price (1)	$19.78
Conversion rate (shares per one thousand dollar principal amount)(1)	50.5549
Conversion date	December 1, 2023
________________________________________

(1)Represents conversion price and conversion rate, as applicable, as of September 30, 2022, taking into account any applicable de minimis adjustments that will be made on the conversion date.

As of September 30, 2022, the principal amount of the 2024 Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

The Convertible Unsecured Notes Indenture contains certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a) of the Investment Company Act, or any successor provisions, and to provide financial information to the holders of the 2024 Convertible Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Unsecured Notes Indenture. As of September 30, 2022, the Company was in compliance in all material respects with the terms of the Convertible Unsecured Notes Indenture.

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

As of September 30, 2022, the components of the carrying value of the 2024 Convertible Notes, the stated interest rate and the effective interest rate were as follows:

2024 Convertible Notes
Principal amount of debt	$403
Original issue discount, net of accretion	(1)
Debt issuance costs, net of amortization	(3)
Carrying value of debt	$399
Stated interest rate	4.625%
Effective interest rate(1)	5.10%
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

For the three and nine months ended September 30, 2022 and 2021, the components of interest expense and cash paid for interest expense for the 2024 Convertible Notes, as well as any other convertible notes outstanding during the periods presented were as follows.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Stated interest expense	$5	$8	$15	$25
Amortization of debt issuance costs	—	1	1	2
Accretion of original issue discount	—	1	2	4
Total interest expense	$5	$10	$18	$31
Cash paid for interest expense	$9	$17	$26	$34

Unsecured Notes

The Company has issued certain unsecured notes (each issuance of which is referred to herein using the “defined term” set forth under the “Unsecured Notes” column of the table below and collectively referred to as the “Unsecured Notes”), that pay interest semi-annually and all principal amounts are due upon maturity. Each of the Unsecured Notes may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indentures governing each of the Unsecured Notes, plus any accrued and unpaid interest. Certain key terms related to the features for the Unsecured Notes as of September 30, 2022 are listed below.

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

For the three and nine months ended September 30, 2022 and 2021, the components of interest expense and cash paid for interest expense for the Unsecured Notes, as well as any other unsecured notes outstanding during the periods presented are listed below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Stated interest expense	$67	$62	$202	$168
Amortization of debt issuance costs	4	4	11	8
Net (amortization) accretion of original issue premium/discount	(2)	(1)	(5)	(1)
Total interest expense	$69	$65	$208	$175
Cash paid for interest expense	$79	$90	$213	$187

The Unsecured Notes contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a) of the Investment Company Act, or any successor provisions, and to provide financial information to the holders of such notes under certain circumstances. These covenants are subject to important limitations and exceptions set forth in the indentures governing such notes. As of September 30, 2022, the Company was in compliance in all material respects with the terms of the respective indentures governing each of the Unsecured Notes.

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

6. DERIVATIVE INSTRUMENTS

The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. As of September 30, 2022 and December 31, 2021, the counterparty to these forward currency contracts was Royal Bank of Canada and Truist Financial Corporation, respectively.

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

Certain information related to the Company’s derivative instruments as of September 30, 2022 and December 31, 2021 is presented below.

	As of September 30, 2022
Derivative Instrument	Notional Amount		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	CAD	262	10/28/2022	$203	$(190)	Other assets
Foreign currency forward contract	CAD	237	10/19/2022	178	(171)	Other assets
Foreign currency forward contract		€135	10/28/2022	137	(132)	Other assets
Foreign currency forward contract		£123	10/28/2022	148	(137)	Other assets
Foreign currency forward contract	NZD	72	10/28/2022	45	(41)	Other assets
Foreign currency forward contract	CAD	2	10/28/2022	2	(2)	Other assets
Foreign currency forward contract		€1	10/28/2022	1	(1)	Other assets
Total				$714	$(674)

	As of December 31, 2021
Derivative Instrument	Notional Amount		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	CAD	309	1/28/2022	$240	$(245)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	209	1/19/2022	163	(165)	Accounts payable and other liabilities
Foreign currency forward contract		€153	1/28/2022	172	(174)	Accounts payable and other liabilities
Foreign currency forward contract		£95	1/28/2022	126	(129)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	2	1/28/2022	1	(1)	Accounts payable and other liabilities
Total				$702	$(714)

Net realized gains (losses) on derivative instruments recognized by the Company for the three and nine months ended September 30, 2022 and 2021 is in the following location in the consolidated statements of operations:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivative Instrument	Statement Location	2022	2021	2022	2021
Interest rate swap	Net realized gains (losses) from foreign currency and other transactions	$—	$—	$—	$—
Foreign currency forward contract	Net realized gains (losses) from foreign currency and other transactions	22	17	36	9
Total		$22	$17	$36	$9

Net unrealized gains (losses) on derivative instruments recognized by the Company for the three and nine months ended September 30, 2022 and 2021 is in the following location in the consolidated statements of operations:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivative Instrument	Statement Location	2022	2021	2022	2021
Interest rate swap	Net unrealized gains (losses) from foreign currency and other transactions	$—	$—	$—	$1
Foreign currency forward contract	Net unrealized gains (losses) from foreign currency and other transactions	31	(2)	52	3
Total		$31	$(2)	$52	$4

7. COMMITMENTS AND CONTINGENCIES

Investment Commitments

The Company has various commitments to fund investments in its portfolio as described below. As of September 30, 2022 and December 31, 2021, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) the Company’s discretion:

	As of
	September 30, 2022	December 31, 2021
Total revolving and delayed draw loan commitments	$3,205	$2,733
Less: funded commitments	(520)	(352)
Total unfunded commitments	2,685	2,381
Less: commitments substantially at discretion of the Company	—	—
Less: unavailable commitments due to borrowing base or other covenant restrictions	—	(4)
Total net adjusted unfunded revolving and delayed draw loan commitments	$2,685	$2,377

Included within the total revolving and delayed draw loan commitments as of September 30, 2022 and December 31, 2021 were delayed draw loan commitments totaling $1,490 and $1,273, respectively. The Company’s commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels).

Also included within the total revolving loan commitments as of September 30, 2022 were commitments to issue up to $352 in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2022, the Company had $41 in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For all these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $9 expire in 2022 and $32 expire in 2023.

The Company also has commitments to co-invest in the SDLP for the Company’s portion of the SDLP’s commitments to fund delayed draw loans to certain portfolio companies of the SDLP. See Note 4 for more information.

As of September 30, 2022 and December 31, 2021, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

	As of
	September 30, 2022	December 31, 2021
Total private equity commitments	$116	$111
Less: funded private equity commitments	(66)	(68)
Total unfunded private equity commitments	50	43
Less: private equity commitments substantially at discretion of the Company	(50)	(43)
Total net adjusted unfunded private equity commitments	$—	$—

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

Lease Commitments

The Company is obligated under a number of operating leases pursuant to which it is leasing office facilities from third parties with remaining terms ranging from approximately one to four years. For certain of its operating leases, the Company had previously entered into subleases. The components of operating lease expense for the three and nine months ended September 30, 2022 and 2021 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease costs	$2	$3	$7	$8
Less: sublease income	(2)	(3)	(7)	(8)
Total operating lease costs (1)	$—	$—	$—	$—

________________________________________

(1)Total operating lease costs are incurred from office leases assumed as part of the Company’s acquisition of American Capital, Ltd.

Supplemental cash flow information related to operating leases for the three and nine months ended September 30, 2022 and 2021 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$4	$4	$12	$12
Operating ROU assets obtained in exchange for operating lease liabilities	$3	$2	$6	$6

Supplemental balance sheet information as of September 30, 2022 and December 31, 2022 related to operating leases were as follows:

	As of
	September 30, 2022	December 31, 2021
Operating lease ROU assets	$21	$27
Operating lease liabilities	$33	$43
Weighted average remaining lease term	3.2 years	3.7 years
Weighted average discount rate	3.8%	3.1%

The following table shows future minimum lease payments under the Company’s operating leases and a reconciliation to the operating lease liability as of September 30, 2022:

Amount
2022	$4
2023	16
2024	6
2025	6
2026	6
Total lease payments	38
Less imputed interest	(5)
Total operating lease liabilities	$33

The following table shows future expected rental payments to be received under the Company’s subleases where the Company is the sublessor as of September 30, 2022:

Amount
2022	$2
2023	9
2024	4
2025	4
2026	4
Total	$23

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

The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of September 30, 2022 and December 31, 2021. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of September 30, 2022
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average(1)
First lien senior secured loans	$9,301	Yield analysis	Market yield	5.6% - 23.5%	10.8%
Second lien senior secured loans	3,711	Yield analysis	Market yield	10.0% - 23.4%	13.4%
Subordinated certificates of the SDLP	1,121	Discounted cash flow analysis	Discount rate	11.0% - 13.4%	12.0%
Senior subordinated loans	1,043	Yield analysis	Market yield	7.1% - 14.6%	12.1%
Preferred equity	2,052	EV market multiple analysis	EBITDA multiple	2.9x - 40.6x	16.1x
Ivy Hill Asset Management, L.P.(2)	1,958	Discounted cash flow analysis	Discount rate	11.1% - 23.7%	13.4%
Other equity	1,791	EV market multiple analysis	EBITDA multiple	2.3x - 55.9x	15.2x
Total investments	$20,977
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

The following table presents fair value measurements of cash and cash equivalents, restricted cash, investments, derivatives and unfunded revolving and delayed draw loan commitments as of September 30, 2022:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$257	$257	$—	$—
Restricted cash	$105	$105	$—	$—
Investments not measured at net asset value	$21,334	$55	$302	$20,977
Investments measured at net asset value(1)	5
Total investments	$21,339
Derivatives	$40	$—	$40	$—
Unfunded revolving and delayed draw loan commitments(2)	$(54)	$—	$—	$(54)
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

The following table presents changes in investments that use Level 3 inputs as of and for the three and nine months ended September 30, 2022:

As of and For the Three Months Ended September 30, 2022
Balance as of June 30, 2022	$21,012
Net realized loss	(22)
Net unrealized losses	(194)
Purchases	2,059
Sales	(1,099)
Repayments	(777)
PIK interest and dividends	71
Net accretion of discount on securities	3
Net transfers in and/or out of Level 3	(76)
Balance as of September 30, 2022	$20,977

As of and For the Nine Months Ended September 30, 2022
Balance as of December 31, 2021	$19,908
Net realized gains	23
Net unrealized losses	(346)
Purchases	6,730
Sales	(3,305)
Repayments	(2,183)
PIK interest and dividends	218
Net accretion of discount on securities	8
Net transfers in and/or out of Level 3	(76)
Balance as of September 30, 2022	$20,977

Investments were transferred into and out of Level 3 during the three and nine months ended September 30, 2022. Transfers into and out of Level 3 were generally as a result of changes in the observability of significant inputs or available market data for certain portfolio companies.

As of September 30, 2022, the net unrealized depreciation on the investments that use Level 3 inputs was $179.

For the three and nine months ended September 30, 2022, the total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the Company’s Level 3 assets still held as of September 30, 2022, and reported within the net unrealized gains (losses) on investments, foreign currency and other transactions in the Company’s consolidated statement of operations was $(197) and $(302), respectively.

The following table presents changes in investments that use Level 3 inputs as of and for the three and nine months ended September 30, 2021:

As of and For the Three Months Ended September 30, 2021
Balance as of June 30, 2021	$17,089
Net realized gains	123
Net unrealized gains	11
Purchases	2,517
Sales	(860)
Repayments	(1,328)
PIK interest and dividends	65
Net accretion of discount on securities	5
Net transfers in and/or out of Level 3	44
Balance as of September 30, 2021	$17,666

As of and For the Nine Months Ended September 30, 2021
Balance as of December 31, 2020	$15,506
Net realized gains	258
Net unrealized gains	455
Purchases	8,124
Sales	(3,375)
Repayments	(3,537)
PIK interest and dividends	180
Net accretion of discount on securities	11
Net transfers in and/or out of Level 3	44
Balance as of September 30, 2021	$17,666

Investments were transferred into and out of Level 3 during the three and nine months ended September 30, 2021. Transfers into and out of Level 3 were generally as a result of changes in the observability of significant inputs or available market data for certain portfolio companies.

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

The following are the carrying and fair values of the Company’s debt obligations as of September 30, 2022 and December 31, 2021. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	September 30, 2022			December 31, 2021
	Carrying value(1)		Fair value(4)	Carrying value(1)		Fair value(4)
Revolving Credit Facility	$1,787		$1,787	$1,507		$1,507
Revolving Funding Facility	932		932	762		762
SMBC Funding Facility	456		456	401		401
BNP Funding Facility	175		175	—		—
2022 Convertible Notes (principal amount outstanding of $0 and $388, respectively)	—		—	388	(2)	433
2024 Convertible Notes (principal amount outstanding of $403)	399	(2)	412	395	(2)	457
2023 Notes (principal amount outstanding of $750)	750	(2)	747	748	(2)	768
2024 Notes (principal amount outstanding of $900)	898	(2)	872	897	(2)	952
March 2025 Notes (principal amount outstanding of $600)	597	(2)	567	596	(2)	637
July 2025 Notes (principal amount outstanding of $1,250)	1,258	(2)	1,143	1,260	(2)	1,297
January 2026 Notes (principal amount outstanding of $1,150)	1,144	(2)	1,048	1,143	(2)	1,213
July 2026 Notes (principal amount outstanding of $1,000)	990	(2)	839	988	(2)	989
2027 Notes (principal amount outstanding of $500 and $0, respectively)	494	(2)	419	—	(2)	—
2028 Notes (principal amount outstanding of $1,250)	1,246	(2)	985	1,246	(2)	1,248
2031 Notes (principal amount outstanding of $700)	690	(2)	500	689	(2)	687
Total	$11,816	(3)	$10,882	$11,020	(3)	$11,351
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

(3)Total principal amount of debt outstanding totaled $11,853 and $11,061 as of September 30, 2022 and December 31, 2021, respectively.

(4)The fair value of these debt obligations would be categorized as Level 2 under ASC 820-10.

9. STOCKHOLDERS’ EQUITY

The Company may from time to time issue and sell shares of its common stock through public or “at the market” offerings. In connection with the issuance of its common stock, the Company issued and sold the following shares of common stock during the nine months ended September 30, 2022:

Issuances of Common Stock	Number of Shares Issued	Gross Proceeds	Underwriting Fees/Offering Expenses	Net Proceeds	Average Offering Price Per Share(1)
Public offerings	20.4	$432.0	$22.0	$410.0	$20.13	(2)
“At the market” offerings	19.6	403.4	4.6	398.8	$20.57
Total	40.0	$835.4	$26.6	$808.8

________________________________________

(1)    Represents the gross offering price per share before deducting underwriting discounts and commissions and offering expenses.

(2)    11.2 and 9.2 of the shares were sold to the underwriters for a price of $21.06 per share and $19.00 per share, respectively, which the underwriters were then permitted to sell at variable prices to the public.

“At the Market” Offerings

The Company has entered into equity distribution agreements with several banks (the “Equity Distribution Agreements”). In connection with entering into the currently effective Equity Distribution Agreements, Ares Capital and each of the banks terminated the equity distribution agreements, each dated October 26, 2021, previously entered into with each of the several banks in accordance with their respective terms. The Equity Distribution Agreements provide that the Company may from time to time issue and sell, by means of “at the market” offerings, up to $500 shares of its common stock. Subject to the terms and conditions of the Equity Distribution Agreements, sales of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Under the currently effective Equity Distribution Agreements, common stock with an aggregate offering amount of $413 remained available for issuance as of September 30, 2022.

See Note 11 for information regarding shares of common stock issued or purchased in accordance with the Company’s dividend reinvestment plan.

Stock Repurchase Program

The Company is authorized under its stock repurchase program to purchase up to $500 in the aggregate of its outstanding common stock in the open market at certain thresholds below its net asset value per share, in accordance with the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its sole discretion, based upon an evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The stock repurchase program does not require the Company to repurchase any specific number of shares of common stock or any shares of common stock at all. Consequently, the Company cannot assure stockholders that any specific number of shares of common stock, if any, will be repurchased under the stock repurchase program. The expiration date of the stock repurchase program is February 15, 2023. The program may be suspended, extended, modified or discontinued at any time. As of September 30, 2022, there was $500 available for repurchases under the stock repurchase program.

During the nine months ended September 30, 2022 and 2021, the Company did not repurchase any shares of the Company’s common stock under the stock repurchase program.

10. EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted net increase in stockholders’ equity resulting from operations per share for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net increase in stockholders’ equity resulting from operations—basic	$104	$334	$426	$1,185
Adjustment for interest expense on 2024 Convertible Notes(1)	4	—	13	—
Net increase in stockholders’ equity resulting from operations—diluted	$108	$334	$439	$1,185

Weighted average shares of common stock outstanding—basic	503	453	492	441
Assumed conversion of 2024 Convertible Notes	20	—	20	—
Weighted average shares of common stock outstanding—diluted	523	453	512	441
Net increase in stockholders’ equity resulting from operations per share—basic	$0.21	$0.73	$0.86	$2.68
Net increase in stockholders’ equity resulting from operations per share—diluted	$0.21	$0.73	$0.86	$2.68
________________________________________

(1)    Includes the impact of income based fees.

Subsequent to the adoption of ASU 2020-06 on January 1, 2022, for the purpose of calculating diluted net increase in stockholders’ equity resulting from operations per share for the three and nine months ended September 30, 2022, the Company utilized the if-converted method which assumes full share settlement for the aggregate value of the 2024 Convertible Notes. Under the allowed modified retrospective method, diluted net increase in stockholders’ equity resulting from operations per share for prior periods were not restated to reflect the impact of ASU 2020-06. Prior to the adoption of ASU 2020-06, for the purpose of calculating diluted net increase in stockholders’ equity resulting from operations per share, the average closing price of the Company’s common stock for the three and nine months ended September 30, 2021 was more than the conversion price for each of the Convertible Unsecured Notes outstanding as of September 30, 2021. Therefore, the underlying shares for the intrinsic value of the embedded options in the Convertible Unsecured Notes outstanding during the three and nine months ended September 30, 2021 had no impact on the computation of diluted net increase in stockholders’ equity resulting from operations per share.

11. DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared and payable during the nine months ended September 30, 2022 and 2021:

Date declared	Record date	Payment date	Per share amount		Total amount
July 26, 2022	September 15, 2022	September 30, 2022	$0.43		$219
February 9, 2022	September 15, 2022	September 30, 2022	0.03	(1)	15
April 26, 2022	June 15, 2022	June 30, 2022	0.42		208
February 9, 2022	June 15, 2022	June 30, 2022	0.03	(1)	15
February 9, 2022	March 15, 2022	March 31, 2022	0.42		205
February 9, 2022	March 15, 2022	March 31, 2022	0.03	(1)	15
Total dividends declared and payable for the nine months ended September 30, 2022			$1.36		$677

July 28, 2021	September 15, 2021	September 30, 2021	$0.41		$189
April 28, 2021	June 15, 2021	June 30, 2021	0.40		177
February 10, 2021	March 15, 2021	March 31, 2021	0.40		175
Total dividends declared and payable for the nine months ended September 30, 2021			$1.21		$541
___________________________________________________________________________
(1)Represents an additional dividend.

The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. When the Company issues new shares in connection with the dividend reinvestment plan, the issue price is equal to the closing price of its common stock on the dividend payment date. Dividend reinvestment plan activity for the nine months ended September 30, 2022 and 2021, was as follows:

	For the Nine Months Ended September 30,
	2022	2021
Shares issued	0.6	1.5
Average issue price per share	$20.95	$19.52
Shares purchased by plan agent to satisfy dividends declared and payable during the period for stockholders	1.6	—
Average purchase price per share	$17.85	$—
12. RELATED PARTY TRANSACTIONS

In accordance with the investment advisory and management agreement, the Company bears all costs and expenses of the operation of the Company and reimburses its investment adviser or its affiliates for certain of such costs and expenses paid for by the investment adviser or its affiliates on behalf of the Company. For the three and nine months ended September 30, 2022, the Company’s investment adviser or its affiliates incurred and the Company reimbursed such expenses totaling $1 and $3, respectively. For the three and nine months ended September 30, 2021, the Company’s investment adviser or its affiliates incurred and the Company reimbursed such expenses totaling $1 and $4, respectively.

The Company has entered into agreements with Ares Management LLC and IHAM, pursuant to which Ares Management LLC and IHAM are entitled to use the Company’s proprietary portfolio management software. For the three and nine months ended September 30, 2022, amounts payable to the Company under these agreements totaled $0 and $0, respectively. For the three and nine months ended September 30, 2021, amounts payable to the Company under these agreements totaled $0 and $0, respectively.

See Notes 3 and 4 for descriptions of other related party transactions.

13. FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights as of and for the nine months ended September 30, 2022 and 2021:

	As of and For the Nine Months Ended September 30,
Per Share Data:	2022	2021
Net asset value, beginning of period(1)	$18.96	$16.97
Issuances of common stock	0.10	0.07
Net investment income for period(2)	1.51	1.13
Net realized and unrealized gains (losses) for period(2)	(0.65)	1.56
Net increase in stockholders’ equity	0.96	2.76
Total distributions to stockholders(3)	(1.36)	(1.21)
Net asset value at end of period(1)	$18.56	$18.52
Per share market value at end of period	$16.88	$20.33
Total return based on market value(4)	(14.44)%	27.53%
Total return based on net asset value(5)	2.74%	20.87%
Shares outstanding at end of period	508	461
Ratio/Supplemental Data:
Net assets at end of period	$9,436	$8,537
Ratio of operating expenses to average net assets(6)(7)	9.77%	4.32%
Ratio of net investment income to average net assets(6)(8)	10.73%	3.13%
Portfolio turnover rate(6)	36%	54%
_______________________________________________________________________________

(1)The net assets used equals the total stockholders’ equity on the consolidated balance sheet.

(2)Weighted average basic per share data.

(3)Includes additional dividend of $0.09 per share for the nine months ended September 30, 2022.

(4)For the nine months ended September 30, 2022, the total return based on market value equaled the decrease of the ending market value at September 30, 2022 of $16.88 per share from the ending market value at December 31, 2021 of $21.19 per share plus the declared and payable dividends of $1.36 per share for the nine months ended September 30, 2022, divided by the market value at December 31, 2021. For the nine months ended September 30, 2021, the total return based on market value equaled the increase of the ending market value at September 30, 2021 of $20.33 per share from the ending market value at December 31, 2020 of $16.89 per share plus the declared and payable dividends of $1.21 per share for the nine months ended September 30, 2021, divided by the market value at December 31, 2020. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5)For the nine months ended September 30, 2022, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.36 per share for the nine months ended September 30, 2022, divided by the beginning net asset value for the period. For the nine months ended September 30, 2021, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.21 per share for the nine months ended September 30, 2021, divided by the beginning net asset value for the period. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(6)The ratios reflect an annualized amount.

(7)For the nine months ended September 30, 2022 and 2021, the ratio of operating expenses to average net assets consisted of the following:

	For the Nine Months Ended September 30,
	2022	2021
Base management fees	3.26%	1.11%
Income based fees and capital gains incentive fees	1.54%	1.42%
Cost of borrowing	4.54%	1.60%
Other operating expenses	0.43%	0.19%
Total operating expenses	9.77%	4.32%
(8)The ratio of net investment income to average net assets excludes income taxes related to realized gains and losses.

14. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2022.

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

•the impact of global health crises, such as the ongoing coronavirus (“COVID-19”) pandemic, on our or our portfolio companies’ business and the U.S. and global economy;

•the impact of a protracted decline in the liquidity of credit markets on our business;

•the impact of the elimination of the London Interbank Offered Rate (“LIBOR”) and implementation of alternatives to LIBOR on our operating results;

•changes in the general economy, slowing economy, rising inflation and risk of recession;

•the impact of changes in laws or regulations (including the interpretation thereof), including tax laws, such as the recently announced Inflation Reduction Act of 2022, the Coronavirus Aid, Relief and Economic Security Act of 2020 and the American Rescue Plan Act of 2021, governing our operations or the operations of our portfolio companies or the operations of our competitors;

•the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•our ability to recover unrealized losses;

•market conditions and our ability to access different debt markets and additional debt and equity capital and our ability to manage our capital resources effectively;

•our contractual arrangements and relationships with third parties;

•the state of the general economy;

•the impact of supply chain constraints on our portfolio companies and the global economy;

•uncertainty surrounding global financial stability;

•the social, geopolitical, financial, trade and legal implications of Brexit;

•the war in Ukraine and Russia and the potential for volatility in energy prices and other commodities and their impact on the industries in which we invest;

•the financial condition of our current and prospective portfolio companies and their ability to achieve their objectives;

•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks;

•our ability to raise capital in the private and public debt markets;

•our ability to anticipate and identify evolving market expectations with respect to environmental, social and governance matters, including the environmental impacts of our portfolio companies' supply chain and operations;

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

Since our initial public offering (“IPO”) on October 8, 2004 through September 30, 2022, our exited investments resulted in an asset level realized gross internal rate of return to us of approximately 14% (based on original cash invested, net of syndications, of approximately $38.2 billion and total proceeds from such exited investments of approximately $49.1 billion). Internal rate of return is the discount rate that makes the net present value of all cash flows related to a particular investment equal to zero. Internal rate of return is gross of expenses related to investments as these expenses are not allocable to specific investments. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of a debt investment or sale of an investment or through the determination that no further consideration was collectible and, thus, a loss may have been realized. Approximately 58% of these exited investments resulted in an asset level realized gross internal rate of return to us of 10% or greater.

Additionally, since our IPO on October 8, 2004 through September 30, 2022, our realized gains have exceeded our realized losses by approximately $1.1 billion (excluding a one-time gain on the acquisition of Allied Capital Corporation (“Allied Capital”) in April 2010 (the “Allied Acquisition”) and realized gains/losses from the extinguishment of debt and other transactions). For this same time period, our average annualized net realized gain rate was approximately 1.0% (excluding a one-time gain on the acquisition of Allied Capital and realized gains/losses from the extinguishment of debt and other transactions). Net realized gain/loss rates for a particular period are the amount of net realized gains/losses during such period divided by the average quarterly investments at amortized cost in such period.

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

We have elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”), and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, we must, among other requirements, meet certain source-of-income and asset diversification requirements and timely distribute to our stockholders generally at least 90% of our investment company taxable income, as defined by the Code, for each year. Pursuant to this election, we generally will not have to pay U.S. federal corporate-level taxes on any income that we distribute to our stockholders provided that we satisfy those requirements.

MACRO-ECONOMIC ENVIRONMENT

Credit markets continued to be under pressure during the first half of 2022 amid a risk-off environment and sustained macro-economic uncertainty due to record-high inflation, tighter financial conditions and growing recession risk. Central banks have remained focused on restoring price stability by raising interest rates and have signaled that growth may be hindered until inflation comes under control.

PORTFOLIO AND INVESTMENT ACTIVITY

Our investment activity for the three months ended September 30, 2022 and 2021 is presented below.

	For the Three Months Ended September 30,
(dollar amounts in millions)	2022	2021
New investment commitments(1):
New portfolio companies	$1,041	$1,215
Existing portfolio companies	1,201	1,895
Total new investment commitments(2)	$2,242	$3,110
Less:
Investment commitments exited(3)	(1,996)	(2,263)
Net investment commitments	$246	$847
Principal amount of investments funded:
First lien senior secured loans(4)	$1,362	$1,912
Second lien senior secured loans	100	111
Subordinated certificates of the SDLP(5)	100	96
Senior subordinated loans	19	131
Preferred equity	193	188
Ivy Hill Asset Management, L.P.(6)	342	—
Other equity	107	93
Total	$2,223	$2,531
Principal amount of investments sold or repaid:
First lien senior secured loans(4)	$1,376	$1,446
Second lien senior secured loans	305	247
Subordinated certificates of the SDLP(5)	2	125
Senior subordinated loans	1	113
Preferred equity	50	130
Ivy Hill Asset Management, L.P.(6)	189	—
Other equity	21	16
Total	$1,944	$2,077
Number of new investment commitments(7)	40	47
Average new investment commitment amount	$56	$66
Weighted average term for new investment commitments (in months)	66	77
Percentage of new investment commitments at floating rates	81%	90%
Percentage of new investment commitments at fixed rates	7%	7%
Weighted average yield of debt and other income producing securities(8):
Funded during the period at amortized cost	9.5%	7.7%
Funded during the period at fair value(9)	9.5%	7.8%
Exited or repaid during the period at amortized cost	8.3%	8.6%
Exited or repaid during the period at fair value(9)	8.3%	8.7%

_______________________________________________________________________________

(1)New investment commitments include new agreements to fund revolving loans or delayed draw loans. See Note 7 to our consolidated financial statements for the three and nine months ended September 30, 2022, for more information on our commitments to fund revolving loans or delayed draw loans.

(2)Includes both funded and unfunded commitments. Of these new investment commitments, we funded $1.9 billion and $2.2 billion for the three months ended September 30, 2022 and 2021, respectively.

(3)Includes both funded and unfunded commitments. For the three months ended September 30, 2022 and 2021, investment commitments exited included exits of unfunded commitments of $115 million and $274 million, respectively.

(4)For the three months ended September 30, 2022, net fundings of first lien secured revolving loans were $60 million. For the three months ended September 30, 2021, net repayments of first lien secured revolving loans were $15 million.

(5)See “Senior Direct Lending Program” below and Note 4 to our consolidated financial statements for the three and nine months ended September 30, 2022 for more information on the SDLP (as defined below).

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

(9)Represents fair value for investments in the portfolio as of the most recent prior quarter end, if applicable.

As of September 30, 2022 and December 31, 2021, our investments consisted of the following:

	As of
	September 30, 2022		December 31, 2021
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured loans(1)	$9,821	$9,509	$9,583	$9,459
Second lien senior secured loans	4,011	3,797	4,614	4,524
Subordinated certificates of the SDLP(2)	1,121	1,121	987	987
Senior subordinated loans	1,102	1,051	912	906
Preferred equity	2,071	2,052	1,547	1,561
Ivy Hill Asset Management, L.P.(3)	1,809	1,958	781	936
Other equity	1,534	1,851	2,167	2,572
Total	$21,469	$21,339	$19,810	$20,009
_______________________________________________________________________________

(1)First lien senior secured loans include certain loans that we classify as “unitranche” loans. The total amortized cost and fair value of the loans that we classified as “unitranche” loans were $5.1 billion and $5.0 billion, respectively, as of September 30, 2022, and $5.2 billion and $5.2 billion, respectively, as of December 31, 2021.

(2)The proceeds from these certificates were applied to co-investments with Varagon Capital Partners (“Varagon”) and its clients to fund first lien senior secured loans to 21 and 19 different borrowers as of September 30, 2022 and December 31, 2021, respectively.

(3)Includes our equity and subordinated loan investments in IHAM, as applicable.

We have commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) our discretion. Our commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels). We are also party to subscription agreements to fund equity investments in private equity investment partnerships. See Note 7 to our consolidated financial statements for the three and nine months ended September 30, 2022 for more information on our unfunded commitments, including commitments to issue letters of credit, related to certain of our portfolio companies.

The weighted average yields at amortized cost and fair value of the following portions of our portfolio as of September 30, 2022 and December 31, 2021 were as follows:

	As of
	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and other income producing securities(1)	10.7%	10.8%	8.7%	8.7%
Total portfolio(2)	9.6%	9.7%	7.9%	7.9%
First lien senior secured loans(3)	9.4%	9.7%	7.2%	7.3%
Second lien senior secured loans(3)	10.3%	10.9%	8.6%	8.8%
Subordinated certificates of the SDLP(3)(6)	13.5%	13.5%	13.5%	13.5%
Senior subordinated loans(3)	9.6%	10.0%	10.2%	10.3%
Ivy Hill Asset Management L.P.(4)	16.0%	14.5%	14.6%	12.2%
Other income producing equity securities(5)	11.3%	11.1%	10.6%	10.0%
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

Investment grade	Description
4	Involves the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit.
3	Involves a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and the risk factors to our ability to ultimately recoup the cost of our investment are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a grade of 3.
2	Indicates that the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not more than 120 days past due. For investments graded 2, our investment adviser enhances its level of scrutiny over the monitoring of such portfolio company.
1	Indicates that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 1, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 1, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit. For investments graded 1, our investment adviser enhances its level of scrutiny over the monitoring of such portfolio company.

Set forth below is the grade distribution of our portfolio companies as of September 30, 2022 and December 31, 2021:

	As of
	September 30, 2022				December 31, 2021
(dollar amounts in millions)	Fair Value	%	Number of Companies	%	Fair Value	%	Number of Companies	%
Grade 4	$4,332	20.3%	67	15.0%	$3,422	17.1%	49	12.7%
Grade 3	15,982	74.9	344	75.0	15,529	77.6	294	76.0
Grade 2	968	4.5	28	6.0	910	4.5	24	6.1
Grade 1	57	0.3	19	4.0	148	0.8	20	5.2
Total	$21,339	100.0%	458	100.0%	$20,009	100.0%	387	100.0%

As of September 30, 2022 and December 31, 2021, the weighted average grade of the investments in our portfolio at fair value was 3.2 and 3.1, respectively.

As of September 30, 2022 and December 31, 2021, loans on non-accrual status represented 1.6% of the total investments at amortized cost (or 0.9% at fair value) and 0.8% at amortized cost (or 0.5% at fair value), respectively.

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

We provide capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. As of September 30, 2022, we and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates.

    As of September 30, 2022 and December 31, 2021, we and Varagon and its clients had agreed to make capital available to the SDLP of $6.2 billion and $6.2 billion, respectively, in the aggregate, of which $1.4 billion and $1.4 billion, respectively, is to be made available from us. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP. Below is a summary of the funded capital and unfunded capital commitments of the SDLP.

	As of
(in millions)	September 30, 2022	December 31, 2021
Total capital funded to the SDLP(1)	$4,772	$4,168
Total capital funded to the SDLP by the Company(1)	$1,121	$987
Total unfunded capital commitments to the SDLP(2)	$311	$262
Total unfunded capital commitments to the SDLP by the Company(2)	$73	$62
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

The amortized cost and fair value of our SDLP Certificates were $1.1 billion and $1.1 billion, respectively, as of September 30, 2022 and $1.0 billion and $1.0 billion, respectively, as of December 31, 2021. Our yield on our investment in the SDLP Certificates at amortized cost and fair value was 13.5% and 13.5%, respectively, as of September 30, 2022 and 13.5% and 13.5%, respectively, as of December 31, 2021. The interest income from our investment in the SDLP Certificates and capital structuring service and other fees earned for the three and nine months ended September 30, 2022 and 2021 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Interest income	$37	$33	$105	$106
Capital structuring service and other fees	$7	$7	$15	$13

As of September 30, 2022 and December 31, 2021, the SDLP portfolio was comprised entirely of first lien senior secured loans primarily to U.S. middle-market companies and were in industries similar to the companies in our portfolio. As of September 30, 2022, one of the loans was on non-accrual status. As of December 31, 2021, none of the loans were on non-accrual status. Below is a summary of the SDLP’s portfolio as of September 30, 2022 and December 31, 2021:

	As of
(dollar amounts in millions)	September 30, 2022	December 31, 2021
Total first lien senior secured loans(1)(2)	$4,798	$4,194
Weighted average yield on first lien senior secured loans(3)	8.7%	6.7%
Largest loan to a single borrower(1)	$380	$342
Total of five largest loans to borrowers(1)	$1,616	$1,540
Number of borrowers in the SDLP	21	19
Commitments to fund delayed draw loans(4)	$311	$262
_______________________________________________________________________________

(1)At principal amount.

(2)First lien senior secured loans include certain loans that the SDLP classifies as “unitranche” loans. As of September 30, 2022 and December 31, 2021, the total principal amount of loans in the SDLP portfolio that the SDLP classified as “unitranche” loans was $3,737 million and $2,908 million, respectively.

(3) Computed as (a) the annual stated interest rate on accruing first lien senior secured loans, divided by (b) total first lien senior secured loans at principal amount.

(4)As discussed above, these commitments have been approved by the investment committee of the SDLP.

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2022 and 2021

Operating results for the three and nine months ended September 30, 2022 and 2021 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Total investment income	$537	$442	$1,456	$1,291
Total expenses	235	253	676	771
Net investment income before income taxes	772	189	2,132	520
Income tax expense, including excise tax	14	5	37	21
Net investment income	758	184	2,095	499
Net realized gains on investments, foreign currency and other transactions	—	149	55	267
Net unrealized gains (losses) on investments, foreign currency and other transactions	(184)	1	(324)	462
Realized loss on extinguishment of debt	—	—	(48)	(43)
Net increase in stockholders’ equity resulting from operations	$574	$334	$1,778	$1,185

Net income can vary substantially from period to period due to various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net increase in stockholders’ equity resulting from operations may not be meaningful.

Investment Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Interest income from investments	$385	$317	$1,014	$911
Capital structuring service fees	32	59	94	190
Dividend income	107	54	314	158
Other income	13	12	34	32
Total investment income	$537	$442	$1,456	$1,291

Interest income from investments for the three and nine months ended September 30, 2022 increased from the comparable periods in 2021 primarily as a result of an increase in the average size of our portfolio as well as the impact of rising interest rates. The average size and weighted average yield of our portfolio at amortized cost for the three and nine months ended September 30, 2022 and 2021 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Average size of portfolio	$21,291	$17,362	$20,353	$16,498
Weighted average yield on portfolio	9.2%	8.0%	8.5%	8.0%

Capital structuring service fees for the three and nine months ended September 30, 2022 decreased from the comparable periods in 2021 primarily due to a decrease in the weighted average capital structuring service fee percentage and a decrease in new investment commitments during the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, we experienced higher fee opportunities as compared to the comparable periods in 2022 primarily due to a higher number of transactions in new portfolio companies. The new investment commitments and weighted average capital structuring service fee percentages for the three and nine months ended September 30, 2022 and 2021 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
New investment commitments	$2,242	$3,110	$7,352	$9,707
Weighted average capital structuring service fee percentages(1)	1.4%	1.9%	1.3%	2.0%

_______________________________________________________________________________

(1)    Excluding $342 and $1,261 million of investment commitments to IHAM for the three and nine months ended September 30, 2022, respectively, the weighted average capital structuring service fee percentage was 1.7% and 1.5%, respectively. Excluding $52 million of investment commitments to IHAM for the three and nine months ended September 30, 2021, the weighted average capital structuring service fee percentage was 2.0% and 2.0%, respectively.

Dividend income for the three and nine months ended September 30, 2022 and 2021 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Dividend income received from IHAM	$55	$23	$150	$65
Recurring dividends	51	30	135	75
Non-recurring dividends	1	1	29	18
Total dividend income	$107	$54	$314	$158

Dividend income received from IHAM for the three and nine months ended September 30, 2022 increased from the comparable periods primarily due to the continued increase in IHAM’s assets under management, which generally has been supported by our additional investments in IHAM. Recurring dividend income for the three and nine months ended September 30, 2022 increased from the comparable periods in 2021 primarily due to an increase in yielding preferred equity investments.

Operating Expenses

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Interest and credit facility fees	$120	$94	$314	$267
Base management fees	78	65	226	184
Income based fees	63	53	171	158
Capital gains incentive fees(1)	(37)	30	(64)	133
Administrative fees	3	4	9	11
Other general and administrative	8	7	20	18
Total expenses	$235	$253	$676	$771
_______________________________________________________________________________

(1)Calculated in accordance with U.S. generally accepted accounting principles (“GAAP”) as discussed below.

Interest and credit facility fees for the three and nine months ended September 30, 2022 and 2021, were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Stated interest expense	$107	$76	$282	$222
Credit facility fees	7	9	13	23
Amortization of debt issuance costs	8	9	22	19
Net (amortization) accretion of discount on notes payable	(2)	—	(3)	3
Total interest and credit facility fees	$120	$94	$314	$267

Stated interest expense for the three and nine months ended September 30, 2022 increased from the comparable periods in 2021 primarily due to the increase in the average principal amount of debt outstanding. Our weighted average stated interest rate for the three months ended September 30, 2022 increased for the comparable period in 2021 due to the higher utilization of our floating rate revolving facilities and the impact of rising interest rates. Our weighted average stated interest rate for the nine months ended September 30, 2022 remained steady from the comparable period in 2021. Average debt outstanding and weighted average stated interest rate on our debt outstanding for the three and nine months ended September 30, 2022 and 2021 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Average debt outstanding	$11,867	$9,409	$11,170	$8,869
Weighted average stated interest rate on debt	3.6%	3.3%	3.3%	3.3%

Credit facility fees for the three and nine months ended September 30, 2022 were lower from the comparable periods in 2021 primarily due to the higher utilization of our revolving facilities resulting in lower unused commitment fees.

Base management fees for the three and nine months ended September 30, 2022 increased from the comparable periods in 2021 primarily due to the increase in the average size of our portfolio for the three and nine months ended September 30, 2022 as compared to the comparable periods in 2021.

Income based fees for the three and nine months ended September 30, 2022 increased from the comparable periods in 2021 primarily due to the pre-incentive fee net investment income, as defined in the investment advisory and management agreement, for the nine months ended September 30, 2022 being higher than in the comparable period in 2021.

For the three and nine months ended September 30, 2022, the reduction in the capital gains incentive fee calculated in accordance with GAAP was $37 million and $64 million, respectively. For the three and nine months ended September 30, 2021, the capital gains incentive fee calculated in accordance with GAAP was $30 million and $133 million, respectively. The capital gains incentive fee accrual for the nine months ended September 30, 2022 changed from the comparable period in 2021 primarily due to net losses on investments, foreign currency, other transactions and the extinguishment of debt of $184 million compared to net gains of $686 million for the nine months ended September 30, 2021. The capital gains incentive fee accrued under GAAP includes an accrual related to unrealized capital appreciation, whereas the capital gains incentive fee actually payable under our investment advisory and management agreement does not. There can be no assurance that such unrealized capital appreciation will be realized in the future. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. As of September 30, 2022, there was $72 million of capital gains incentive fees accrued in accordance with GAAP. As of September 30, 2022, there was no capital gains incentive fee actually payable under our investment advisory and management agreement. See Note 3 to our consolidated financial statements for the three and nine months ended September 30, 2022, for more information on the base management fees, income based fees and capital gains incentive fees.

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

Administrative fees represent fees paid to Ares Operations for our allocable portion of overhead and other expenses incurred by Ares Operations in performing its obligations under the administration agreement, including our allocable portion of the compensation, rent and other expenses of certain of our corporate officers and their respective staffs. See Note 3 to our consolidated financial statements for the three and nine months ended September 30, 2022, for more information on the administrative fees.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three and nine months ended September 30, 2022, we recorded an expense of $8 million and $24 million, respectively, for U.S. federal excise tax. For the three and nine months ended September 30, 2021, we recorded a net expense of $7 million and $19 million, respectively, for U.S. federal excise tax.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three and nine months ended September 30, 2022, we recorded a net tax expense of $6 million and $13 million, respectively, for these subsidiaries. For the three and nine months ended September 30, 2021, we recorded a net tax (benefit) expense of $(1) million and $3 million, respectively, for these subsidiaries. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.

Net Realized Gains/Losses

The net realized gains (losses) from the sales, repayments or exits of investments during the three and nine months ended September 30, 2022 and 2021 were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Sales, repayments or exits of investments(1)	$1,903	$2,185	$5,549	$6,904
Net realized gains (losses) on investments:
Gross realized gains	$71	$233	$153	$395
Gross realized losses	(93)	(110)	(130)	(137)
Total net realized gains (losses) on investments	$(22)	$123	$23	$258
_______________________________________________________________________________

(1)Includes $860 million and $2.4 billion of loans sold to IHAM and certain vehicles managed by IHAM during the three and nine months ended September 30, 2022, respectively, and $201 million and $1.0 billion during the comparable periods in 2021, respectively. Net realized losses of $4 million and $10 million, respectively, were recorded on these transactions with IHAM during the three and nine months ended September 30, 2022. Net realized losses of $1 million and $5 million were recognized on these transactions with IHAM during the three and nine months ended September 30, 2021, respectively. See Note 4 to our consolidated financial statements for the three and nine months ended September 30, 2022 for more information on IHAM and its managed vehicles.

The net realized losses on investments during the three months ended September 30, 2022 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Primrose Holding Corporation	$29
IRI Holdings, Inc., IRI Group Holdings, Inc. and IRI Parent, L.P.	21
Bearcat Buyer, Inc. and Bearcat Parent, Inc.	16
Teligent, Inc	(31)
PhyMED Management LLC	(55)
Other, net	(2)
Total	$(22)

During the three months ended September 30, 2022, we also recognized net realized gains on foreign currency and other transactions of $22 million.

The net realized gains on investments during the three months ended September 30, 2021 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
SVP-Singer Holdings Inc. and SVP-Singer Holdings LP	$110
RMCF III CIV XXIX, L.P	30
GB Auto Service, Inc. and GB Auto Service Holdings, LLC	29
ChargePoint Holdings, Inc.	17
PERC Holdings 1 LLC	11
NECCO Holdings, Inc. and New England Confectionery Company, Inc.	(12)
Garden Fresh Restaurant Corp. and GFRC Holdings LLC	(24)
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc.	(58)
Other, net	20
Total	$123

During the three months ended September 30, 2021, we also recognized net realized gains on foreign currency and other transactions of $26 million.

The net realized gains on investments during the nine months ended September 30, 2022 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Athenahealth, Inc., VVC Holding Corp., Virence Intermediate Holding Corp., and Virence Holdings LLC	$38
Primrose Holding Corporation	29
IRI Holdings, Inc., IRI Group Holdings, Inc. and IRI Parent, L.P.	22
Navisun LLC and Navisun Holdings LLC	19
Bearcat Buyer, Inc. and Bearcat Parent, Inc.	16
Sundance Energy Inc.	(23)
Teligent, Inc	(30)
PhyMED Management LLC	(55)
Other, net	7
Total	$23

During the nine months ended September 30, 2022, we also recognized net realized gains on foreign currency and other transactions of $32 million.

During the nine months ended September 30, 2022, we repaid in full the $388 million in aggregate principal amount of unsecured convertible notes (the “2022 Convertible Notes”) upon their maturity at a premium in accordance with the terms of the indenture governing the 2022 Convertible Notes, resulting in a realized loss on the extinguishment of debt of $48 million.

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

Net Unrealized Gains/Losses

We value our portfolio investments quarterly and the changes in value are recorded as unrealized gains or losses in our consolidated statement of operations. Net unrealized gains and losses on investments for the three and nine months ended September 30, 2022 and 2021, were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Unrealized appreciation	$213	$230	$405	$612
Unrealized depreciation	(439)	(127)	(757)	(118)
Net unrealized (appreciation) depreciation reversed related to net realized gains or losses(1)	12	(91)	(23)	(37)
Total net unrealized gains (losses) on investments	$(214)	$12	$(375)	$457
_______________________________________________________________________________

(1)The net unrealized depreciation reversed related to net realized gains or losses represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior period.

For the three and nine months ended September 30, 2022, the net unrealized losses recorded on investments were largely due to declining prices in the credit and equity markets as market participants expected a higher return on similar investments as a result of the higher rate environment.

The changes in net unrealized appreciation and depreciation on investments during the three months ended September 30, 2022 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Apex Clean Energy TopCo, LLC	$47
Alcami Corporation and ACM Holdings I, LLC	25
Production Resource Group, L.L.C. and PRG III, LLC	16
Heelstone Renewable Energy, LLC and Heelstone Renewable Energy Investors, LLC	14
Global Medical Response, Inc. and GMR Buyer Corp.	(11)
DFC Global Facility Borrower III LLC	(11)
H-Food Holdings, LLC and Matterhorn Parent, LLC	(11)
Visual Edge Technology, Inc.	(12)
Symplr Software Inc. and Symplr Software Intermediate Holdings, Inc.	(12)
CoreLogic, Inc. and T-VIII Celestial Co-Invest LP	(15)
AthenaHealth Group Inc., Minerva Holdco, Inc. and BCPE Co-Invest (A), LP	(16)
Potomac Intermediate Holdings II LLC	(18)
Eckler Industries, Inc. and Eckler Purchaser LLC	(20)
SHO Holding I Corporation	(21)
TibCo Software Inc., Picard Parent, Inc., Picard MidCo, Inc., Picard HoldCo, LLC and Elliott Alto Co-Investor Aggregator L.P.	(31)
Other, net	(150)
Total	$(226)

During the three months ended September 30, 2022, we also recognized net unrealized gains on foreign currency and other transactions of $29 million.

The changes in net unrealized appreciation and depreciation on investments during the three months ended September 30, 2021 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Ivy Hill Asset Management, L.P.	$19
CoreLogic, Inc. and T-VIII Celestial Co-Invest LP	14
OTG Management, LLC	11
Other, net	59
Total	$103

During the three months ended September 30, 2021, we also recognized net unrealized losses on foreign currency and other transactions of $11 million.

The changes in net unrealized appreciation and depreciation on investments during the nine months ended September 30, 2022 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Apex Clean Energy TopCo, LLC	$47
Production Resource Group, L.L.C. and PRG III, LLC	34
Heelstone Renewable Energy, LLC and Heelstone Renewable Energy Investors, LLC	33
Alcami Corporation and ACM Holdings I, LLC	29
VPROP Operating, LLC and V SandCo, LLC	24
LSP Holdco, LLC and ZBS Mechanical Group Co-Invest Fund 2, LLC	11
Cipriani USA, Inc. and Cipriani Group Holding S.A.R.L.	11
Mavis Tire Express Services Topco Corp., Metis Holdco, Inc. and Metis Topco, LP	11
Rug Doctor, LLC and RD Holdco Inc.	(11)
OUTFRONT Media Inc.	(12)
Dcert Buyer, Inc., DCert Preferred Holdings, Inc. and Destiny Digital Holdings, L.P.	(13)
OTG Management, LLC	(14)
DFC Global Facility Borrower III LLC	(14)
Global Medical Response, Inc. and GMR Buyer Corp.	(15)
High Street Buyer, Inc. and High Street Holdco LLC	(16)
Potomac Intermediate Holdings II LLC	(16)
Huskies Parent, Inc., GI Insurity Parent LLC and GI Insurity TopCo LP	(16)
AthenaHealth Group Inc., Minerva Holdco, Inc. and BCPE Co-Invest (A), LP	(16)
Ardonagh Midco 2 plc and Ardonagh Midco 3 plc	(17)
H-Food Holdings, LLC and Matterhorn Parent, LLC	(18)
Symplr Software Inc. and Symplr Software Intermediate Holdings, Inc.	(19)
Visual Edge Technology, Inc.	(20)
SCM Insurance Services Inc.	(21)
Cornerstone OnDemand, Inc. and Sunshine Software Holdings, Inc.	(22)
SHO Holding I Corporation	(25)
Eckler Industries, Inc. and Eckler Purchaser LLC	(29)
TibCo Software Inc., Picard Parent, Inc., Picard MidCo, Inc., Picard HoldCo, LLC and Elliott Alto Co-Investor Aggregator L.P.	(31)
CoreLogic, Inc. and T-VIII Celestial Co-Invest LP	(46)
Other, net	(161)
Total	$(352)

During the nine months ended September 30, 2022, we also recognized net unrealized gains on foreign currency and other transactions of $50 million.

The changes in net unrealized appreciation and depreciation on investments during the nine months ended September 30, 2021 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Ivy Hill Asset Management, L.P.	$47
Sundance Energy, Inc.	38
Heelstone Renewable Energy, LLC	26
OTG Management, LLC	26
ADG, LLC and RC IV GEDC Investor LLC	22
Microstar Logistics LLC, Microstar Global Asset Management LLC, MStar Holding Corporation and Kegstar USA Inc.	14
CoreLogic, Inc. and T-VIII Celestial Co-Invest LP	13
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	12
T1 Power Holdings LLC	12
Athenahealth, Inc., VVC Holding Corp., Virence Intermediate Holding Corp., and Virence Holdings LLC	12
Cheyenne Petroleum Company Limited Partnership, CPC 2001 LLC and Mill Shoals LLC	11
North American Science Associates, LLC, Cardinal Purchaser LLC and Cardinal Topco Holdings, L.P.	11
Reef Lifestyle, LLC	11
Visual Edge Technology, Inc.	(11)
QC Supply, LLC	(16)
Other, net	266
Total	$494

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

In accordance with the Investment Company Act, we are allowed to borrow amounts such that our asset coverage calculated pursuant to the Investment Company Act, is at least 150% after such borrowings (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). As of September 30, 2022, we had $257 million in cash and cash equivalents and $11.9 billion in total aggregate principal amount of debt outstanding ($11.8 billion at carrying value) and our asset coverage was 179%. Subject to borrowing base and other restrictions, we had approximately $4.3 billion available for additional borrowings under the Facilities as of September 30, 2022.

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

Equity Capital Activities

As of September 30, 2022 and December 31, 2021, our total equity market capitalization was $8.6 billion and $9.9 billion, respectively.

We may from time to time issue and sell shares of our common stock through public or “at the market” offerings. In connection with the issuance of our common stock, we issued and sold the following shares of common stock during the nine months ended September 30, 2022:

(in millions, except per share amount) Issuances of Common Stock	Number of Shares Issued	Gross Proceeds	Underwriting Fees/Offering Expenses	Net Proceeds	Average Offering Price Per Share(1)
Public offerings	20.4	$432.0	$22.0	$410.0	$20.13	(2)
“At the market” offerings	19.6	403.4	4.6	398.8	$20.57
Total	40.0	$835.4	$26.6	$808.8
________________________________________

(1)    Represents the gross offering price per share before deducting underwriting discounts and commissions and offering expenses.

(2)    11.2 million and 9.2 million of the shares were sold to the underwriters for a price of $21.06 per share and $19.00 per share, respectively, which the underwriters were then permitted to sell at variable prices to the public.

“At the Market” Offerings

We have entered into equity distribution agreements with several banks (the “Equity Distribution Agreements”). The Equity Distribution Agreements provide that we may from time to time issue and sell, by means of “at the market” offerings, up to $500 million shares of our common stock. Subject to the terms and conditions of the Equity Distribution Agreements, sales of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Under the currently effective Equity Distribution Agreements, common stock with an aggregate offering amount of $413 million remained available for issuance as of September 30, 2022.

Stock Repurchase Program

We are authorized under our stock repurchase program to purchase up to $500 million in the aggregate of our outstanding common stock in the open market at certain thresholds below our net asset value per share, in accordance with the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any share repurchases will be determined by us, in our sole discretion, based upon an evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The stock repurchase program does not require us to repurchase any specific number of shares of common stock or any shares of common stock at all. Consequently, we cannot assure stockholders that any specific number of shares of common stock, if any, will be repurchased under the stock repurchase program. The expiration date of the stock repurchase program is February 15, 2023. The program may be suspended, extended, modified or discontinued at any time. As of September 30, 2022, there was $500 million available for additional repurchases under the program.

During the nine months ended September 30, 2022 and 2021, we did not repurchase any shares of our common stock in the open market under the stock repurchase program.

Price Range of Common Stock

The following table sets forth, for the first two quarters of the year ending December 31, 2022 and each fiscal quarter for the fiscal years ended December 31, 2021 and 2020, the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock, the closing sales price as a premium (discount) to net asset value and the dividends or distributions declared by us. On October 20, 2022, the last reported closing sales price of our common stock on The NASDAQ Global Select Market was $17.90 per share, which represented a discount of approximately 3.56% to the net asset value per share reported by us as of September 30, 2022.

	Net Asset Value(1)	Price Range		High Sales Price Premium (Discount) to Net Asset Value(2)	Low Sales Price Premium (Discount) to Net Asset Value(2)	Cash Dividend Per Share(3)
		High	Low
Year ended December 31, 2020
First Quarter	$15.58	$19.23	$8.08	23.43%	(48.14)%	$0.40
Second Quarter	$15.83	$16.20	$9.13	2.34%	(42.32)%	$0.40
Third Quarter	$16.48	$15.02	$13.27	(8.86)%	(19.48)%	$0.40
Fourth Quarter	$16.97	$17.28	$13.82	1.83%	(18.56)%	$0.40
Year ended December 31, 2021
First Quarter	$17.45	$19.23	$16.51	10.20%	(5.39)%	$0.40
Second Quarter	$18.16	$19.97	$18.29	9.97%	0.72%	$0.40
Third Quarter	$18.52	$20.43	$19.52	10.31%	5.40%	$0.41
Fourth Quarter	$18.96	$21.70	$19.66	14.45%	3.69%	$0.41
Year ending December 31, 2022
First Quarter	$19.03	$22.58	$19.70	18.65%	3.52%	$0.54	(4)
Second Quarter	$18.81	$22.44	$17.12	19.30%	(8.98)%	$0.42
Third Quarter	$18.56	$20.70	$16.84	11.53%	(9.27)%	$0.43
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

Debt Capital Activities

Our debt obligations consisted of the following as of September 30, 2022 and December 31, 2021:

	As of
	September 30, 2022					December 31, 2021
(in millions)	Total Aggregate Principal Amount Available/ Outstanding(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Available/ Outstanding(1)		Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$4,843	(2)	$1,787	$1,787		$4,232	(2)	$1,507	$1,507
Revolving Funding Facility	1,775		932	932		1,525		762	762
SMBC Funding Facility	800	(3)	456	456		800	(3)	401	401
BNP Funding Facility	300		175	175		300		—	—
2022 Convertible Notes	—		—	—		388		388	388	(4)
2024 Convertible Notes	403		403	399	(4)	403		403	395	(4)
2023 Notes	750		750	750	(4)	750		750	748	(4)
2024 Notes	900		900	898	(4)	900		900	897	(4)
March 2025 Notes	600		600	597	(4)	600		600	596	(4)
July 2025 Notes	1,250		1,250	1,258	(4)	1,250		1,250	1,260	(4)
January 2026 Notes	1,150		1,150	1,144	(4)	1,150		1,150	1,143	(4)
July 2026 Notes	1,000		1,000	990	(4)	1,000		1,000	988	(4)
2027 Notes	500		500	494	(4)	—		—	—
2028 Notes	1,250		1,250	1,246	(4)	1,250		1,250	1,246	(4)
2031 Notes	700		700	690	(4)	700		700	689	(4)
Total	$16,221		$11,853	$11,816		$15,248		$11,061	$11,020
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

 The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all our debt outstanding as of September 30, 2022 were 3.8% and 3.8 years, respectively, and as of December 31, 2021 were 3.1% and 4.2 years, respectively.

The ratio of total principal amount of debt outstanding to stockholders’ equity as of September 30, 2022 was 1.27:1.00 compared to 1.26:1.00 as of December 31, 2021.

Revolving Credit Facility

We are party to a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), that allows us to borrow up to $4.8 billion at any one time outstanding. The Revolving Credit Facility consists of a $1.1 billion term loan tranche and a $3.7 billion revolving tranche. For $1.0 billion of the term loan tranche, the stated maturity date is March 31, 2027. For $28 million of the term loan tranche, the stated maturity date is March 31, 2026. For the remaining $50 million of the term loan tranche, the stated maturity date is March 30, 2025. For $3.5 billion of the revolving tranche, the end of the revolving period and the stated maturity date are March 31, 2026 and March 31, 2027, respectively. For $107 million of the revolving tranche, the end of the revolving period and the stated maturity date are March 31, 2025 and March 31, 2026, respectively. For the remaining $150 million of the revolving tranche, the end of the revolving period and the stated maturity date are March 30, 2024 and March 30, 2025, respectively. The Revolving Credit Facility also provides for a feature that allows us, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of $7.3 billion. The interest rate charged on the Revolving Credit Facility is based on Secured Overnight Financing Rate (“SOFR”) (or an alternative rate of interest for certain loans, commitments and/or other extensions of credit denominated in Sterling, Canadian Dollars, Euros and certain other foreign currencies) plus a credit spread adjustment of 0.10% and an applicable spread of either 1.75% or 1.875% or an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility) plus a credit spread adjustment of 0.10% and an applicable spread of either 0.75% or 0.875%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving exposure and term loans outstanding under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of September 30, 2022, the applicable spread in effect was 1.75%. We are also required to pay a letter of credit fee of either 2.00% or 2.125% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. Additionally, we are required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. As of September 30, 2022, there was $1.8 billion outstanding under the Revolving Credit Facility and we were in compliance in all material respects with the terms of the Revolving Credit Facility.

Revolving Funding Facility

We and our consolidated subsidiary, Ares Capital CP Funding LLC (“Ares Capital CP”), are party to a revolving funding facility (as amended, the “Revolving Funding Facility”), that allows Ares Capital CP to borrow up to $1.8 billion at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility are December 29, 2024 and December 29, 2026, respectively. The interest rate charged on the Revolving Funding Facility is based on SOFR plus a credit spread adjustment of 0.10% or a “base rate” (as defined in the agreements governing the Revolving Funding Facility) plus an applicable spread of 1.90% per annum. Ares Capital CP is also required to pay a commitment fee of between 0.50% and 1.25% per annum depending on the size of the unused portion of the Revolving Funding Facility. As of September 30, 2022, there was $932 million outstanding under the Revolving Funding Facility and we and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

SMBC Funding Facility

We and our consolidated subsidiary, Ares Capital JB Funding LLC (“ACJB”), are party to a revolving funding facility (as amended, the “SMBC Funding Facility”), with ACJB, as the borrower, and Sumitomo Mitsui Banking Corporation, as the administrative agent and collateral agent, that allows ACJB to borrow up to $800 million at any one time outstanding. The SMBC Funding Facility also provides for a feature that allows ACJB, subject to receiving certain consents, to increase the overall size of the SMBC Funding Facility to $1.0 billion. The SMBC Funding Facility is secured by all of the assets held by ACJB. The end of the reinvestment period and the stated maturity date for the SMBC Funding Facility are May 28, 2024 and May 28, 2026, respectively. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement. The interest rate charged on the SMBC Funding Facility is based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over a “base rate” (as defined in the agreements governing the SMBC Funding Facility), in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. As of September 30, 2022, the applicable spread in effect was 1.75%. ACJB is also required to pay a commitment fee of between 0.50% and 1.00% per annum depending on the size of the unused portion of the SMBC Funding Facility. As of September 30, 2022, there was $456 million outstanding under the SMBC Funding Facility and we and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

BNP Funding Facility

We and our consolidated subsidiary, ARCC FB Funding LLC (“AFB”), are party to a revolving funding facility (as amended, the “BNP Funding Facility”) with AFB, as the borrower, and BNP Paribas, as the administrative agent and lender, that allows AFB to borrow up to $300 million at any one time outstanding. The BNP Funding Facility is secured by all of the assets held by AFB. The end of the reinvestment period and the stated maturity date for the BNP Funding Facility are June 11, 2023 and June 11, 2025, respectively. The reinvestment period and the stated maturity date are both subject to a one-year extension by mutual agreement. The interest rate charged on the BNP Funding Facility is based on three month LIBOR, or a “base rate” (as defined in the agreements governing the BNP Funding Facility) plus a margin of (i) 1.80% during the reinvestment period and (ii) 2.30% following the reinvestment period. Beginning on December 11, 2020, AFB is required to pay a commitment fee of between 0.00% and 1.25% per annum depending on the size of the unused portion of the BNP Funding Facility. As of September 30, 2022, there was $175 million outstanding under the BNP Funding Facility and we and AFB were in compliance in all material respects with the terms of the BNP Funding Facility.

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

In certain circumstances, assuming the conversion date below has not already passed, the 2024 Convertible Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at the conversion rate (listed below as of September 30, 2022) subject to customary anti-dilution adjustments and the requirements of the indenture (the “Convertible Unsecured Notes Indenture”). Prior to the close of business on the business day immediately preceding the conversion date (listed below), holders may convert their 2024 Convertible Notes only under certain circumstances set forth in the Convertible Unsecured Notes Indenture. On or after the conversion date until the close of business on the second scheduled trading day immediately preceding the maturity date for the 2024 Convertible Notes, holders may convert their 2024 Convertible Notes at any time. In addition, if we engage in certain corporate events as described in the Convertible Unsecured Notes Indenture, holders of the 2024 Convertible Notes may require us to repurchase for cash all or part of the 2024 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2024 Convertible Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

Certain key terms related to the convertible features for the 2024 Convertible Notes as of September 30, 2022 are listed below.

2024 Convertible Notes
Conversion premium	15.0%
Closing stock price at issuance	$17.29
Closing stock price date	March 5, 2019
Conversion price(1)	$19.78
Conversion rate (shares per one thousand dollar principal amount)(1)	50.5549
Conversion date	December 1, 2023
________________________________________

(1)Represents conversion price and conversion rate, as applicable, as of September 30, 2022, taking into account any applicable de minimis adjustments that will be made on the conversion date.

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

Unsecured Notes

We issued certain unsecured notes (each issuance of which is referred to herein using the “defined term” set forth under the “Unsecured Notes” column of the table below and collectively referred to as the “Unsecured Notes”), that pay interest semi-annually and all principal amounts are due upon maturity. Each of the Unsecured Notes may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indentures governing each of the Unsecured Notes, plus any accrued and unpaid interest. Certain key terms related to the features for the Unsecured Notes as of September 30, 2022 are listed below.

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

See Note 5 to our consolidated financial statements for the three and nine months ended September 30, 2022 for more information on our debt obligations.

As of September 30, 2022, we were in compliance in all material respects with the terms of the 2024 Convertible Unsecured Notes Indentures and the indentures governing the Unsecured Notes.

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

RECENT DEVELOPMENTS

From October 1, 2022 through October 20, 2022, we made new investment commitments of approximately $1.1 billion, of which $1.0 billion were funded. Of these new investment commitments, 68% were in first lien senior secured loans, 31% were in second lien senior secured loans and 1% were in other equity. Of the approximately $1.1 billion of new investment commitments, 98% were floating rate, 1% were non-income producing and 1% were on non-accrual status. The weighted average yield of debt and other income producing securities funded during the period at amortized cost was 11.0% and the weighted average yield on total investments funded during the period at amortized cost was 10.9%. We may seek to sell all or a portion of these new investment commitments, although there can be no assurance that we will be able to do so.

From October 1, 2022 through October 20, 2022, we exited approximately $418 million of investment commitments, including $6 million of loans sold to IHAM or certain vehicles managed by IHAM. Of the total investment commitments exited, 77% were first lien senior secured loans, 20% were preferred equity and 3% were second lien senior secured loans. Of the approximately $418 million of exited investment commitments, 80% were floating rate and 20% were fixed rate. The weighted average yield of debt and other income producing securities exited or repaid during the period at amortized cost was

10.0% and the weighted average yield on total investments exited or repaid during the period at amortized cost was 10.0%. Of the approximately $418 million of investment commitments exited from October 1, 2022 through October 20, 2022, we recognized total net realized gains of approximately $8 million, with no realized gains or losses recognized from the sale of loans to IHAM or certain vehicles managed by IHAM.

In addition, as of October 20, 2022, we had an investment backlog and pipeline of approximately $605 million and $0, respectively. Investment backlog includes transactions approved by our investment adviser’s investment committee and/or for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore we believe are likely to close. Investment pipeline includes transactions where due diligence and analysis are in process, but no formal mandate, letter of intent or signed commitment have been issued. The consummation of any of the investments in this backlog and pipeline depends upon, among other things, one or more of the following: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. In addition, we may sell all or a portion of these investments and certain of these investments may result in the repayment of existing investments. We cannot assure you that we will make any of these investments or that we will sell all or any portion of these investments.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. The critical accounting estimates should be read in conjunction with our risk factors as disclosed in “Item 1A. Risk Factors.” See Note 2 to our consolidated financial statements for three and nine months ended September 30, 2022 for more information on our critical accounting policies.

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

For other portfolio investments such as investments in the SDLP Certificates and IHAM, discounted cash flow analysis is the primary technique utilized to determine fair value. Expected future cash flows associated with the investment are discounted to determine a present value using a discount rate that reflects estimated market return requirements.

In December 2020, the SEC adopted new Rule 2a-5 under the 1940 Act. Rule 2a-5 permits boards of directors of registered investment companies and BDCs to either (i) choose to continue to determine fair value in good faith, or (ii) designate its investment adviser as the valuation designee tasked with determining fair value in good faith, subject to the board’s oversight. Our board of directors has designated our investment adviser to serve as our valuation designee effective October 1, 2022.

See Note 8 to our consolidated financial statements for the three and nine months ended September 30, 2022 for more information on our valuation process.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the economic effects of rising interest rates in response to inflation, the war in Russia and Ukraine and the ongoing COVID-19 pandemic introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below. For additional information concerning these risks and their potential impact on our business and our operating results, see “Risk Factors—General Risk Factors—Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations” and “Risk Factors—Risks Relating to Our Investments—Economic recessions or downturns could impair our portfolio companies and harm our operating results.” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 9, 2022 and “Risk Factors—Risks Relating to Our Investments—Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies” in this Form 10-Q.

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board of directors based on, among other things, the input of our management and audit committee and independent third-party valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12-month period (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” as well as Notes 2 and 8 to our consolidated financial statements for the three and nine months ended September 30, 2022 for more information relating to our investment valuation.

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

As of September 30, 2022, 73% of the investments at fair value in our portfolio bore interest and dividends at variable rates (including our investment in the SDLP Certificates which accounted for 5% of our total investments at fair value), 10% bore interest at fixed rates, 9% were non-income producing, 1% were on non-accrual status and 7% was our equity investment in IHAM which generally pays a quarterly dividend. Additionally, excluding our investment in the SDLP Certificates, 92% of the remaining variable rate investments at fair value contained interest rate floors. The Revolving Credit Facility, the Revolving Funding Facility, the SMBC Funding Facility and the BNP Funding Facility bear interest at variable rates with no interest rate floors. The Unsecured Notes and the 2024 Convertible Notes bear interest at fixed rates.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our September 30, 2022 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest and Dividend Income	Interest Expense	Net Income(1)
Up 300 basis points	$513	$100	$413
Up 200 basis points	$358	$66	$292
Up 100 basis points	$206	$33	$173
Down 100 basis points	$(154)	$(34)	$(120)
Down 200 basis points	$(295)	$(67)	$(228)
Down 300 basis points	$(359)	$(98)	$(261)
________________________________________

(1)Excludes the impact of income based fees. See Note 3 to our consolidated financial statements for the three and nine months ended September 30, 2022 for more information on the income based fees.

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

(2)Excludes the impact of income based fees. See Note 3 to our consolidated financial statements for the three and nine months ended September 30, 2022 for more information on the income based fees.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2022, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.

General interest rate fluctuations may have a substantial negative impact on our investments and our investment returns and, accordingly, may have a material adverse effect on our investment objective and our net investment income.

Because we borrow money and may issue debt securities or preferred stock to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In this period of rising interest rates, our interest income will increase as the majority of our portfolio bears interest at variable rates while our cost of funds will also increase, to a lesser extent, given the majority of our indebtedness bears interest at fixed rates, with the net impact being an increase to our net investment income, see “Item 3. Qualitative and Quantitative Disclosures About Market Risk.” Conversely, if interest rates decrease we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, resulting in lower net investment income. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates. In the past, we have entered into certain hedging transactions, such as interest rate swap agreements, to mitigate our exposure to adverse fluctuations in interest rates, and we may do so again in the future. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Our portfolio primarily consists of fixed and floating rate investments. Market prices tend to fluctuate more for fixed-rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of up to 10 years. Market prices for debt that pays a fixed rate of return tend to decline as interest rates rise. This means that we are subject to greater risk (other things being equal) than a fund invested solely in shorter-term, fixed-rate securities. Market prices for floating rate investments may also fluctuate in rising rate environments with prices tending to decline when credit spreads widen. A decline in the prices of the debt we own could adversely affect our net assets resulting from operations and the market price of our common stock.

Rising interest rates may also increase the cost of debt for our underlying portfolio companies, which could adversely impact their financial performance and ability to meet ongoing obligations to us. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to pay dividends at a level that provides a similar return, which could reduce the value of our common stock.

Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies are in industries that have been impacted by inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised, and has indicated its intent to continue raising, certain benchmark interest rates in an effort to combat inflation. See “—We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.”

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Dividend Reinvestment Plan

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.

During the quarter ended September 30, 2022, as part of our dividend reinvestment plan for our common stockholders, we purchased shares of our common stock in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines such purchases of our common stock during the quarter ended September 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2022 through July 31, 2022	724,236	$18.60	—	$—
August 1, 2022 through August 31, 2022	—	—	—	—
September 1, 2022 through September 30, 2022	—	—	—	—
Total	724,236	$18.60	—	$—

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

During the quarter ended September 30, 2022, there were no repurchases of our common stock under our stock repurchase program. As of September 30, 2022, the approximate dollar value of shares that may yet be purchased under the program was $500 million.

Item 3.     Defaults Upon Senior Securities.

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.     Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Amendment and Restatement, as amended(1)
3.2	Third Amended and Restated Bylaws, as amended(2)
10.1	Third Amendment to the Revolving Credit and Security Agreement, dated as of August 17, 2022, among ARCC FB Funding LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, Ares Capital Corporation, as equityholder and servicer, and U.S. Bank Trust Company, National Association, as collateral agent*
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
 ________________________________________

*    Filed herewith
**    This certification is not deemed filed by the SEC and is not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
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

ARES CAPITAL CORPORATION

Date: October 25, 2022	By	/s/ R. KIPP DEVEER
R. Kipp deVeer Chief Executive Officer

Date: October 25, 2022	By	/s/ PENNI F. ROLL
Penni F. Roll Chief Financial Officer

Date: October 25, 2022	By	/s/ SCOTT C. LEM
Scott C. Lem Chief Accounting Officer, Vice President and Treasurer