Form 10-K
period 2022-12-31
ARES CAPITAL CORP
filed 2023-02-07
CIK 1287750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒    No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2022, based on the closing price on that date of $17.93 on The NASDAQ Global Select Market, was approximately $8,839,437,115. As of February 1, 2023, there were 531,369,291 shares of the registrant’s common stock outstanding.

Portions of the registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

ARES CAPITAL CORPORATION

PART I

Item 1.    Business

GENERAL

Ares Capital Corporation

Ares Capital Corporation, a Maryland corporation (together with its subsidiaries, where applicable, “Ares Capital” or the “Company,” which may also be referred to as “we,” “us” or “our”), is a specialty finance company that is a closed-end, non-diversified management investment company. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended, and the rules and regulations promulgated thereunder, the “Investment Company Act.” We were founded on April 16, 2004, were initially funded on June 23, 2004 and completed our initial public offering (“IPO”) on October 8, 2004. As of December 31, 2022, we were the largest publicly traded BDC by market capitalization in the United States with approximately $22.4 billion of total assets.

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

We believe that our investment adviser, Ares Capital Management, is able to leverage the current investment platform, resources and existing relationships of Ares Management with financial sponsors, financial institutions, hedge funds and other investment firms to provide us with attractive investment opportunities. For purposes of this document, we refer to Ares Management and its affiliated companies (other than portfolio companies of its affiliated funds) as “Ares.” In addition to deal flow, the Ares investment platform assists our investment adviser in analyzing, structuring and monitoring investments. Ares has been in existence for over 25 years and its partners have an average of approximately 25 years of experience in leveraged finance, private equity, distressed debt, commercial real estate finance, investment banking and capital markets. We have access to Ares’ investment professionals and administrative professionals, who provide assistance in accounting, finance, legal, compliance, operations, information technology and investor relations. As of December 31, 2022, Ares had over 900 investment professionals and over 1,650 administrative professionals.

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
Ares Management Corporation

Ares is a publicly traded, leading global alternative investment manager. As of December 31, 2022, Ares had over 2,550 employees in over 30 offices in more than 15 countries. Since its inception in 1997, Ares has adhered to a disciplined investment philosophy that focuses on delivering strong risk-adjusted investment returns throughout market cycles. Ares believes each of its distinct but complementary investment groups in credit, private equity, real estate, secondary solutions and strategic initiatives is a market leader based on assets under management and investment performance. Ares was built upon the fundamental principle that each group benefits from being part of the greater whole.

Ares Capital Management LLC

Ares Capital Management, our investment adviser, is served by an origination, investment and portfolio management team of approximately 150 U.S.-based investment professionals as of December 31, 2022 and led by certain partners of the Ares Credit Group: Kipp deVeer, Mitchell Goldstein and Michael Smith. Ares Capital Management leverages off of Ares’ investment platform and benefits from the significant capital markets, trading and research expertise of Ares’ investment professionals. Ares Capital Management’s investment committee has nine members primarily comprised of certain of the U.S.-based partners of the Ares Credit Group.

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

COMPETITIVE ADVANTAGES

We believe that we have the following competitive advantages over other capital providers to middle-market companies:

The Ares Platform

Ares operates integrated groups across credit, private equity, real assets, secondaries and strategic initiatives. We believe our affiliation with Ares provides a distinct competitive advantage through Ares’ originations, due diligence and marketing activities. In particular, we believe that the Ares platform provides us with an advantage through its deal flow generation and investment evaluation process. Ares’ asset management platform also provides additional market information, company knowledge and industry insight that benefit our investment and due diligence process. Ares’ professionals maintain extensive financial sponsor and intermediary relationships, which provide valuable insight and access to transactions and information.

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

Experience with and Focus on Middle-Market Companies

Ares has historically focused on investments in middle-market companies and we benefit from this experience. In sourcing and analyzing deals, our investment adviser benefits from Ares’ extensive network of relationships focused on middle-market companies, including management teams, members of the investment banking community, private equity groups and other investment firms with whom Ares has had long-term relationships. We believe this network enables us to identify well-positioned prospective portfolio company investments. The Ares Credit Group works closely with Ares’ other investment professionals. As of December 31, 2022, Ares oversaw a portfolio of investments in over 1,750 companies, over 1,100 alternative credit investments and over 510 properties across over 55 industries, which provides access to an extensive network of relationships and insights into industry trends and the state of the capital markets.

Disciplined Investment Philosophy

In making its investment decisions, our investment adviser has adopted Ares’ long-standing, consistent, credit-based investment approach that was developed over 25 years ago by its founders. Specifically, our investment adviser’s investment philosophy, portfolio construction and portfolio management involve an assessment of the overall macroeconomic environment and financial markets and company-specific research and analysis. Its investment approach emphasizes capital preservation, low volatility and minimization of downside risk. In addition to engaging in extensive due diligence from the perspective of a long-term investor, our investment adviser’s approach seeks to reduce risk in investments by focusing on:

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

We have elected to be regulated as a BDC under the Investment Company Act and have elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). As with other companies regulated by the Investment Company Act, we are required to comply with certain substantive regulatory requirements. For example, we are not generally permitted to co-invest in any portfolio company in which a fund managed by

Ares or any of its downstream affiliates (other than us and our downstream affiliates) is also co-investing. We, our investment adviser and certain of our affiliates have received an order from the Securities and Exchange Commission (the “SEC”) that permits us and other BDCs and registered closed-end management investment companies managed by Ares to co-invest in portfolio companies with each other and with affiliated investment funds (the “Co-Investment Exemptive Order”). Co-investments made under the Co-Investment Exemptive Order are subject to compliance with certain conditions and other requirements, which could limit our ability to participate in a co-investment transaction. We may also otherwise co-invest with funds managed by Ares or any of its downstream affiliates, subject to compliance with an existing regulatory guidance, applicable regulations and our allocation procedures.

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

As of December 31, 2022, our asset coverage was 177%.

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

Senior Direct Lending Program

We have established a joint venture with Varagon Capital Partners (“Varagon”) to make certain first lien senior secured loans, including certain stretch senior and unitranche loans, primarily to U.S. middle-market companies. Varagon was formed in 2013 as a lending platform by American International Group, Inc. and other partners. The joint venture is called the Senior Direct Lending Program, LLC (d/b/a the “Senior Direct Lending Program” or the “SDLP”). In July 2016, we and Varagon and its clients completed the initial funding of the SDLP. The SDLP may generally commit and hold individual loans of up to $450 million. We may directly co‑invest with the SDLP to accommodate larger transactions. The SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SDLP must be approved by an investment committee of the SDLP consisting of representatives of ours and Varagon (with approval from a representative of each required).

We provide capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. As of December 31, 2022, we and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates. The SDLP Certificates pay a coupon equal to London Interbank Offered Rate (“LIBOR”) plus a stated spread and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, which may result in a return to the holders of the SDLP Certificates that is greater than the stated coupon. The SDLP Certificates are junior in right of payment to the senior notes and intermediate funding notes.

As of December 31, 2022, we and Varagon and its clients had agreed to make capital available to the SDLP of $6.2 billion in the aggregate, of which $1.4 billion is to be made available from us. We will continue to provide capital to the SDLP in the form of SDLP Certificates, and Varagon and its clients will provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP as discussed above.
For more information on the SDLP, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity—Senior Direct Lending Program” and Note 4 to our consolidated financial statements for the year ended December 31, 2022.

Ivy Hill Asset Management, L.P.

As of December 31, 2022, our portfolio company, Ivy Hill Asset Management, L.P. (“IHAM”), an asset management services company and an SEC-registered investment adviser, managed 21 vehicles and served as the sub-manager/sub-servicer for one other vehicle (such vehicles are collectively referred to as the “IHAM Vehicles”). As of December 31, 2022, IHAM had assets under management of approximately $13.1 billion. As of December 31, 2022, the amortized cost and fair value of our investment in IHAM was $2.0 billion and $2.2 billion, respectively. In connection with IHAM’s registration as a registered investment adviser, on March 30, 2012, we received exemptive relief from the SEC allowing us to, subject to certain conditions, own directly or indirectly up to 100% of IHAM’s outstanding equity interests and make additional investments in IHAM. From time to time, IHAM or certain IHAM Vehicles may purchase investments from us or sell investments to us, in each case for a price equal to the fair market value of such investments determined at the time of such transactions.

For more information on IHAM, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity—Ivy Hill Asset Management, L.P.” and Note 4 to our consolidated financial statements for the year ended December 31, 2022.

Industry Composition

We generally seek to invest in companies in the industries in which Ares’ investment professionals have direct expertise. The industries in the table listed below are where we have focused our investing activities; however, we may invest in other industries if we are presented with attractive opportunities.

The industrial and geographic compositions of our portfolio at fair value as of December 31, 2022 were as follows:

As of December 31, 2022
Industry
Software & Services	21.9%
Diversified Financials(1)	13.3%
Health Care Services	10.8%
Commercial & Professional Services	9.5%
Investment Funds and Vehicles(2)	6.0%
Insurance Services	5.2%
Power Generation	4.5%
Consumer Services	4.2%
Consumer Durables & Apparel	3.7%
Capital Goods	3.6%
Automobiles & Components	2.6%
Media & Entertainment	2.1%
Food & Beverage	2.0%
Energy	2.0%
Pharmaceuticals, Biotechnology & Life Sciences	1.7%
Other	6.9%
Total	100.0%
_______________________________________________________________________________

(1)Includes our investment in IHAM.

(2)Includes our investment in the SDLP, which had made first lien senior secured loans to 22 different borrowers as of December 31, 2022. The portfolio companies in the SDLP are in industries similar to the companies in our portfolio.

As of December 31, 2022
Geographic Region
West(1)	24.5%
Midwest	23.9
Southeast	17.1
Mid-Atlantic	14.9
Northeast(2)	14.0
International	5.6
Total	100.0%
_______________________________________________________________________________

(1)Includes our investment in the SDLP, which represented 5.7% of the total investment portfolio at fair value as of December 31, 2022.

(2)Includes our investment in IHAM, which represented 10.1% of the total investment portfolio at fair value as of December 31, 2022.

As of December 31, 2022, loans on non-accrual status represented 1.7% of the total investments at amortized cost (or 1.1% at fair value).

Since our IPO on October 8, 2004 through December 31, 2022, our exited investments resulted in an asset level realized gross internal rate of return to us of approximately 14% (based on original cash invested, net of syndications, of approximately $39.2 billion and total proceeds from such exited investments of approximately $50.4 billion). Internal rate of return is the discount rate that makes the net present value of all cash flows related to a particular investment equal to zero. Internal rate of return is gross of expenses related to investments as these expenses are not allocable to specific investments. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of a debt investment or sale of an investment or through the determination that no further consideration was collectible and, thus, a loss may have been realized. Approximately 58% of these exited investments resulted in an asset level realized gross internal rate of return to us of 10% or greater.

Additionally, since our IPO on October 8, 2004 through December 31, 2022, our realized gains have exceeded our realized losses by approximately $1.1 billion (excluding a one-time gain on the acquisition of Allied Capital Corporation (“Allied Capital”) in April 2010 (the “Allied Acquisition”) and realized gains/losses from the extinguishment of debt and other assets). For the same time period, our average annualized net realized gain rate was approximately 1.0% (excluding a one-time gain on the Allied Acquisition and realized gains/losses from the extinguishment of debt and other assets). Net realized gain/loss rates for a particular period are the amount of net realized gains/losses during such period divided by the average quarterly investments at amortized cost in such period.

Information included herein regarding internal rates of return, realized gains and losses and annualized net realized gain rates are historical results relating to our past performance and are not necessarily indicative of future results, the achievement of which cannot be assured.

INVESTMENT SELECTION

Ares’ investment philosophy was developed over 25 years ago and has remained consistent and relevant throughout a number of economic cycles. We are managed using a similar investment philosophy used by the investment professionals of Ares in respect of its other investment funds.

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

ON-GOING RELATIONSHIPS WITH AND MONITORING OF PORTFOLIO COMPANIES

We closely monitor each investment we make, maintain a regular dialogue with both the management team and other stakeholders and seek specifically tailored financial reporting. In addition, senior investment professionals may take board seats or obtain board observation rights in connection with our portfolio companies. As of December 31, 2022, of our 466 portfolio companies, we were entitled to board seats or board observation rights on 18% of these companies and these companies represented approximately 34% of our portfolio at fair value.

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

As of December 31, 2022, the weighted average grade of our portfolio at fair value was 3.2. For more information on our portfolio investment grades, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity.”

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

COMPETITION

Our primary competitors include public and private funds, commercial and investment banks, commercial finance companies, other BDCs and private equity funds, each of which we compete with for financing opportunities. Some of our competitors are substantially larger and have considerably greater financial and marketing resources than we do. For example, some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wide variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC. In addition, new competitors frequently enter the financing markets in which we operate. For more information concerning the competitive risks we face, see “Risk Factors—Risks Relating to Our Business—We operate in a highly competitive market for investment opportunities.”

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

STAFFING

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees or affiliates of our investment adviser, Ares Capital Management, and our administrator, Ares Operations, each of which is a subsidiary of Ares Management, pursuant to the terms of our investment advisory and management agreement and our administration agreement, respectively, each as described below. Each of our executive officers is an employee or affiliate of our investment adviser or our administrator. Our day-to-day investment activities are managed by our investment adviser. Most of the services necessary for the origination of our investment portfolio are provided by investment professionals employed by Ares Capital Management. Ares Capital Management had approximately 150 U.S.-based investment professionals as of December 31, 2022 who focus on origination, transaction development, investment and the ongoing monitoring of our investments. See “Investment Advisory and Management Agreement” below. We reimburse both our investment adviser and our administrator for a certain portion of expenses incurred in connection with such staffing, as described in more detail below. Because we have no employees, Ares Capital does not have a formal employee relations policy.

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

•determines the fair value of debt and equity securities that are not publicly traded or whose market prices are not readily available, subject to the oversight of our board of directors; and

•provides us with such other investment advisory and research and related services as we may from time to time reasonably require.

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

Duration, Termination and Amendment

At an in-person meeting of our board of directors on May 17, 2022, our board of directors, including a majority of the directors who are not “interested persons” of the Company as defined in the Investment Company Act, voted to approve the continuation of our investment advisory and management agreement, which extended the terms of the agreement until June 6, 2023.

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

•Investment Performance. Our board of directors reviewed the long-term and short-term investment performance of the Company and our investment adviser, as well as comparative data based on publicly available information with respect to the long-term and short-term investment performance of other externally managed BDCs and their investment advisers. Our board of directors noted the longevity and consistency of the Company’s investment performance and determined that our investment adviser was delivering results consistent with the investment objective of the Company and that the Company’s investment performance was generally above average when compared to comparable BDCs, including based on one, three and five year time periods. Our board of directors further determined that in light of the performance history of the Company, our investment adviser’s extensive experience with our particular investment objectives and policies and our investment adviser’s commitment to the Company, our investment adviser was well-positioned to manage our investment performance, including through volatile market conditions caused by supply chain disruptions and inflationary pressures, with the approval of the investment advisory and management agreement.

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

ADMINISTRATION AGREEMENT

We are also party to an administration agreement, referred to herein as the “administration agreement”, with our administrator, Ares Operations. Our board of directors approved the continuation of our administration agreement on May 17, 2022, which extended the term of the agreement until June 1, 2023. Pursuant to the administration agreement, Ares Operations furnishes us with office equipment and clerical, bookkeeping and record keeping services at our office facilities. Under the administration agreement, Ares Operations also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology and investor relations, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Ares Operations assists us in determining and publishing our net asset value, assists us in providing managerial assistance to our portfolio companies, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the administration agreement are equal to an amount based upon our allocable portion of Ares Operations’ overhead and other expenses (including travel expenses) incurred by Ares Operations in performing its obligations under the administration agreement, including our allocable portion of the compensation, rent and other expenses of certain of our officers (including our chief compliance officer, chief financial officer, chief accounting officer, general counsel, secretary, treasurer and assistant treasurer) and their respective staffs. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

For the year ended December 31, 2022, we incurred $11 million in administrative fees. As of December 31, 2022, $2 million of the administrative fees were unpaid and included in “accounts payable and other liabilities” in the accompanying consolidated balance sheets.

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

The amount of leverage that we employ at any particular time will depend on our investment adviser’s and our board of directors’ assessments of market and other factors at the time of any proposed borrowing. As of February 1, 2023, we had $12.1 billion in total aggregate principal amount of debt outstanding under the various debt instruments. See “Risk Factors—Risks Relating to Our Business—We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing with us.” For more information on our debt, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” as well as Note 5 and Note 15 to our consolidated financial statements for the year ended December 31, 2022.

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

REGULATION

We have elected to be regulated as a BDC under the Investment Company Act and have elected to be treated as a RIC under the Code. As with other companies regulated by the Investment Company Act, a BDC must adhere to certain substantive regulatory requirements. The Investment Company Act contains prohibitions and restrictions relating to certain transactions between BDCs and certain affiliates (including any investment advisers or sub-advisers), principal underwriters and certain affiliates of those affiliates or underwriters. Among other things, we generally cannot co-invest in any portfolio company in which a fund managed by Ares or any of its downstream affiliates other than us and our downstream affiliates) is also co-investing. We, our investment adviser and certain of our affiliates have received the Co-Investment Exemptive Order from the SEC that permits us and other BDCs and registered closed-end management investment companies managed by Ares to co-invest in portfolio companies with each other and with affiliated investment funds. Co-investments made under the Co-Investment Exemptive Order are subject to compliance with certain conditions and other requirements, which could limit our ability to participate in co-investment transactions. We may also otherwise co-invest with funds managed by Ares or any of its downstream affiliates, subject to compliance with an existing regulatory guidance, applicable regulations and our allocation procedures.

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

Under the Investment Company Act, we are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value per share of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. Pursuant to approval granted at a special meeting of stockholders held on August 4, 2022, we currently are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on August 4, 2023.

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

•Economic recessions or downturns could impair our portfolio companies and harm our operating results.

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

From time to time, capital markets may experience periods of disruption and instability, including during portions of the past three fiscal years. In addition, between 2008 and 2009, the global capital markets were unstable as evidenced by periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance these market conditions will not continue or worsen in the future, including as a result of inflation and rising interest rates, the war in Ukraine and Russia, and health epidemics and pandemics, as discussed below.

Equity capital may be difficult to raise during such periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. We generally seek approval from our stockholders so that we have the flexibility to issue up to 25% of our then outstanding shares of our common stock at a price below net asset value. Pursuant to approval granted at a special meeting of stockholders held on August 4, 2022, we are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on August 4, 2023.

Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. The reappearance of market conditions similar to those experienced during portions of the past three fiscal years and from 2008 through 2009 for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost, including as a result of the current rising interest rate environment, and on less favorable terms and conditions than what we have historically experienced. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.

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

General interest rate fluctuations may have a negative impact on our investments and our investment returns and, accordingly, may have a material adverse effect on our investment objective and our net investment income.

In an effort to combat inflation, the U.S. Federal Reserve has increased the federal funds rate in 2022 and is widely expected to further increase the federal funds rate in 2023. Because we borrow money and may issue debt securities or preferred stock to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In this period of rising interest rates, our interest income will increase as the majority of our portfolio bears interest at variable rates while our cost of funds will also increase, to a lesser extent, given the majority of our indebtedness bears interest at fixed rates, with the net impact being an increase to our net investment income, see “Item 7A. Qualitative and Quantitative Disclosures About Market Risk.” Conversely, if interest rates decrease, we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, resulting in lower net investment income. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates. In the past, we have entered into certain hedging transactions, such as interest rate swap agreements, to mitigate our exposure to adverse fluctuations in interest rates, and we may do so again in the future. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Our portfolio primarily consists of floating rate investments as opposed to fixed rate investments. Market prices tend to fluctuate more for fixed-rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of up to 10 years. Market prices for debt that pays a fixed rate of return tend to decline as interest rates rise. This means that we are subject to greater risk (other things being equal) than a fund invested solely in shorter-term, fixed-rate securities. Market prices for floating rate investments may also fluctuate in rising rate environments with prices tending to decline when credit spreads widen. A decline in the prices of the debt we own could adversely affect our net assets resulting from operations and the market price of our common stock.

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

The war in Ukraine and Russia may continue to have a material adverse impact on us and our portfolio companies.

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

Accomplishing this result on a cost-effective basis is largely a function of the structuring of our investment process and the ability of our investment adviser to provide competent, attentive and efficient services to us. Our executive officers and the members of our investment adviser’s investment committee have substantial responsibilities in connection with their roles at Ares and with the other Ares funds, including Ares Strategic Income Fund (“ASIF”), a non-traded BDC managed by our investment adviser, as well as responsibilities under the investment advisory and management agreement. They may also be called upon to provide significant managerial assistance to certain of our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order for us to grow, Ares will need to hire, train, supervise, manage and retain new employees. However, we cannot assure you that Ares will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Our ability to grow depends on our ability to raise capital.

We will need to periodically access the capital markets to raise cash to fund new investments in excess of our repayments, and we may also need to access the capital markets to refinance existing debt obligations to the extent such maturing obligations are not repaid with availability under our revolving credit facilities or cash flows from operations. We have elected to be treated as a RIC and operate in a manner so as to qualify for the U.S. federal income tax treatment applicable to RICs. Among other things, in order to maintain our RIC status, we must distribute to our stockholders on a timely basis generally an amount equal to at least 90% of our investment company taxable income, and, as a result, such distributions will not be available to fund investment originations or repay maturing debt. We must continue to borrow from financial institutions and issue additional securities to fund our growth. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets may limit our ability to refinance our existing debt obligations as they come due and/or to fully execute our business strategy and could limit our ability to grow or cause us to have to shrink the size of our business, which could decrease our earnings, if any. See “—The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business and operations.”

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

We may issue senior securities or borrow money from banks or other financial institutions, up to the maximum amount permitted by the Investment Company Act. As a BDC, we are currently permitted to incur indebtedness or issue senior securities only in amounts such that our asset coverage, as calculated pursuant to the Investment Company Act, equals at least 150% after each such incurrence or issuance (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from paying dividends and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing shares of our common stock. In addition, our inability to satisfy this test could cause an event of default under our existing indebtedness. If we cannot satisfy this test, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous and, depending on the nature of our leverage, repay a portion of our indebtedness. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2022, our asset coverage calculated in accordance with the Investment Company Act was 177%. Also, to generate cash for funding new investments, we may in the future seek to issue additional debt or to securitize certain of our loans. The Investment Company Act may impose restrictions on the structure of any such securitization.

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

Pursuant to approval granted at a special meeting of stockholders held on August 4, 2022, we are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on August 4, 2023.
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

As of December 31, 2022, we had approximately $3.7 billion of outstanding borrowings under the Facilities, approximately $403 million aggregate principal amount of unsecured convertible notes that mature on March 1, 2024 (the “2024 Convertible Notes”) and approximately $8.1 billion in aggregate principal amount outstanding of senior unsecured notes comprised of $750 million in aggregate principal amount of senior unsecured notes that mature on February 10, 2023 and bear interest at a rate of 3.500% (the “2023 Notes”), $900 million in aggregate principal amount of senior unsecured notes that mature on June 10, 2024 and bear interest at a rate of 4.200% (the “2024 Notes”), $600 million in aggregate principal amount of senior unsecured notes that mature on March 1, 2025 and bear interest at a rate of 4.250% (the “March 2025 Notes”), $1,250 million in aggregate principal amount of senior unsecured notes that mature on July 15, 2025 and bear interest at a rate of

3.250% (the “July 2025 Notes”), $1,150 million in aggregate principal amount of senior unsecured notes that mature on January 15, 2026 and bear interest at a rate of 3.875% (the “January 2026 Notes”), $1,000 million in aggregate principal amount of senior unsecured notes that mature on July 15, 2026 and bear interest at a rate of 2.150% (the “July 2026 Notes”), $500 million in aggregate principal amount of senior unsecured notes that mature on June 15, 2027 and bear interest at a rate of 2.875% (the “2027 Notes”), $1,250 million in aggregate principal amount of senior unsecured notes that mature on June 15, 2028 and bear interest at a rate of 2.875% (the “2028 Notes”) and $700 million in aggregate principal amount of senior unsecured notes that mature on November 15, 2031 and bear interest at a rate of 3.200% (the “2031 Notes” and together with the 2023 Notes, the 2024 Notes, the March 2025 Notes, the July 2025 Notes, the January 2026 Notes, the July 2026 Notes, the 2027 Notes, the 2028 Notes, the “Unsecured Notes”). In order for us to cover our annual interest payments on our outstanding indebtedness at December 31, 2022, we must achieve annual returns on our December 31, 2022 total assets of at least 2.3%. The weighted average stated interest rate charged on our principal amount of outstanding indebtedness as of December 31, 2022 was 4.2%. We intend to continue borrowing under the Facilities in the future and we may increase the size of the Facilities or issue additional debt securities or other evidences of indebtedness (although there can be no assurance that we will be successful in doing so). For more information on our indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.” Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our investment adviser’s and our board of directors’ assessments of market and other factors at the time of any proposed borrowing. We are currently allowed to borrow amounts such that our asset coverage, as calculated pursuant to the Investment Company Act, equals at least 150% after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us).

The Facilities, the 2024 Convertible Notes and the Unsecured Notes impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC. A failure to renew the Facilities or to add new or replacement debt facilities or to issue additional debt securities or other evidences of indebtedness could have a material adverse effect on our business, financial condition and results of operations.

The following table illustrates the effect on return to a holder of our common stock of the leverage created by our use of borrowing at the weighted average stated interest rate of 4.2% as of December 31, 2022, together with (a) our total value of net assets as of December 31, 2022; (b) approximately $12.2 billion in aggregate principal amount of indebtedness outstanding as of December 31, 2022 and (c) hypothetical annual returns on our portfolio of minus 15% to plus 15%.

Assumed Return on Portfolio (Net of Expenses)(1)	-15.00%	-10.00%	-5.00%	—%	5.00%	10.00%	15.00%
Corresponding Return to Common Stockholders(2)	-40.51%	-28.79%	-17.07%	-5.35%	6.37%	18.10%	29.82%
_______________________________________________________________________________

(1)The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2022. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2022.

(2)In order to compute the “Corresponding Return to Common Stockholders,” the “Assumed Return on Portfolio” is multiplied by the total value of our assets at December 31, 2022 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 4.2% by the approximately $12.2 billion of principal debt outstanding) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of December 31, 2022 to determine the “Corresponding Return to Common Stockholders.”

In addition to regulatory requirements that restrict our ability to raise capital, the Facilities, the 2024 Convertible Notes and the Unsecured Notes contain various covenants that, if not complied with, could accelerate repayment under the Facilities, the 2024 Convertible Notes and the Unsecured Notes, thereby materially and adversely affecting our liquidity, financial condition and results of operations.
The agreements governing the Facilities, the 2024 Convertible Notes and the Unsecured Notes require us to comply with certain financial and operational covenants. These covenants may include, among other things:

•restrictions on the level of indebtedness that we are permitted to incur in relation to the value of our assets;

•restrictions on our ability to incur liens; and

•maintenance of a minimum level of stockholders’ equity.

As of the date of this Annual Report, we are in compliance in all material respects with the covenants of the Facilities, the 2024 Convertible Notes and the Unsecured Notes. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. For example, depending on the condition of the public debt and equity markets and pricing levels, unrealized depreciation in our portfolio may increase in the future. Any such increase could result in our inability to comply with our obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of stockholders’ equity.

Accordingly, although we believe we will continue to be in compliance, there are no assurances that we will continue to comply with the covenants in the Facilities, the 2024 Convertible Notes and the Unsecured Notes. Failure to comply with these covenants could result in a default under the Facilities, the 2024 Convertible Notes or the Unsecured Notes, that, if we were unable to obtain a waiver from the lenders or holders of such indebtedness, as applicable, such lenders or holders could accelerate repayment under such indebtedness and thereby have a material adverse impact on our business, financial condition and results of operations.

We operate in a highly competitive market for investment opportunities.

A number of entities compete with us to make the types of investments that we make in middle-market companies. We compete with other BDCs, public and private funds, commercial and investment banks, commercial financing companies, insurance companies, hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Some of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we do. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC and that the Code imposes on us as a RIC. In addition, new competitors frequently enter the financing markets in which we operate. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to pursue attractive investment opportunities from time to time.

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

Conflicts may arise in allocating and structuring investments, time, services, expenses or resources among the investment activities of Ares funds (including ASIF), Ares, other Ares-affiliated entities and the employees of Ares. Certain of our executive officers and directors, and members of the investment committee of our investment adviser, serve or may serve as officers, directors or principals of other entities and affiliates of our investment adviser and investment funds managed by our investment adviser or its affiliates, including ASIF. These officers and directors will devote such portion of their time to our affairs as is required for the performance of their duties, but they are not required to devote all of their time to us. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders’ best interests or may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. Members of our investment adviser’s investment committee may have significant responsibilities for other Ares funds, including ASIF. Similarly, although the professional staff of our investment adviser will devote as much time to the management of us as appropriate to enable our investment adviser to perform its duties in accordance with the investment advisory and management agreement, the investment professionals of our investment adviser may have conflicts in allocating their time and services among us, on the one hand, and investment vehicles managed by our investment adviser or one or more of its affiliates, on the other hand. These activities could be viewed as creating a conflict of interest insofar as the time and effort of the professional staff of our investment adviser and its officers and employees will not be devoted exclusively to our business but will instead be allocated between our business and the management of these other investment vehicles.

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

As a result of the arrangements described above, there may be times when the management team of Ares Management (including those members of management focused primarily on managing Ares Capital) has interests that differ from those of our stockholders, giving rise to a conflict. Additionally, the members of management focused on managing us will also manage other Ares funds, including ASIF, and, consequently, will need to devote significant attention and time to managing other Ares funds, in addition to us.

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

For U.S. federal income tax purposes, we may be required to include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise, for example, if we receive warrants in connection with the making of a loan, or PIK interest representing contractual interest added to the loan principal balance and due at the end of the loan term. Such original issue discount or PIK interest is included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash, including, for example, amounts attributable to hedging and foreign currency transactions.

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

A large percentage of our portfolio investments are not publicly traded. The fair value of investments that are not publicly traded may not be readily determinable. We value these investments quarterly at fair value as determined in good faith by our investment adviser, as the valuation designee, subject to the oversight of our board of directors, based on, among other things, the input of independent third-party valuation firms that have been engaged to support the valuation of such portfolio investments at least once during a trailing 12-month period (with certain de minimis exceptions). The valuation process is conducted at the end of each fiscal quarter by our investment adviser, and a portion of our investment portfolio at fair value is subject to review by an independent third-party valuation firm each quarter. However, we may use these independent valuation firms to review the value of our investments more frequently, including in connection with the occurrence of significant events or changes in value affecting a particular investment. In addition, our independent registered public accounting firm obtains an understanding of, and performs select procedures relating to, our valuation process within the context of performing our integrated audit.

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

Our investment portfolio includes our investment in IHAM, a wholly owned portfolio company, which as of December 31, 2022, represented 10.1% of our total portfolio at fair value. In addition, for the year ended December 31, 2022, approximately 10.9% of our total investment income was earned from our investment in IHAM. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity—Ivy Hill Asset Management, L.P.” and Note 4 to our consolidated financial statements for the year ended December 31, 2022.

We are subject to risks related to corporate social responsibility.

Our business (including that of our portfolio companies) faces increasing public scrutiny related to ESG activities, which are increasingly considered to contribute to reducing a company’s operational risk, market risk and reputational risk, which may in turn impact the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.

We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, including, but not limited to diversity, equity and inclusion, human rights, climate change and environmental stewardship, corporate governance and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, our relationship with existing and future portfolio companies, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.

However, regional and investor specific sentiment may differ in what constitutes a material positive or negative ESG corporate practice. There is no guarantee that Ares’ corporate social responsibility practices will uniformly fit every investor’s definition of best practices for all environmental, social and governance considerations across geographies and investor types.

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

There is also a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims. In addition, in 2021 the SEC established an enforcement task force to look into ESG practices and disclosures by public companies and investment managers and has started to bring enforcement actions based on ESG disclosures not matching actual investment processes.

In addition, the SEC has announced that it is working on proposals for mandatory disclosure of certain ESG-related matters, including with respect to corporate and fund carbon emissions, board diversity and human capital management. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

We and our investment adviser could be the target of litigation or regulatory investigations.

We as well as our investment adviser and its affiliates participate in a highly regulated industry and are each subject to regulatory examinations in the ordinary course of business. There can be no assurance that we and our investment adviser and/or any of its affiliates will avoid regulatory investigation and possible enforcement actions stemming therefrom. Our investment adviser is a registered investment adviser and, as such, is subject to the provisions of the Advisers Act. We and our investment adviser are each, from time to time, subject to formal and informal examinations, investigations, inquiries, audits and reviews from numerous regulatory authorities both in response to issues and questions raised in such examinations or investigations and in connection with the changing priorities of the applicable regulatory authorities across the market in general.

Our investment adviser, its affiliates and/or any of their respective principals and employees could also be named as defendants in, or otherwise become involved in, litigation. Litigation and regulatory actions can be time-consuming and expensive and can lead to unexpected losses, which expenses and losses are often subject to indemnification by us. Legal proceedings could continue without resolution for long periods of time and their outcomes, which could materially and adversely affect the value of us or the ability of our investment adviser to manage us, are often impossible to anticipate. our investment adviser would likely be required to expend significant resources responding to any litigation or regulatory action related to it, and these actions could be a distraction to the activities of our investment adviser.

Our investment activities are subject to the normal risks of becoming involved in litigation by third parties. This risk would be somewhat greater if we were to exercise control or significant influence over a portfolio company’s direction. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would, absent willful misfeasance, bad faith, gross negligence, or reckless disregard of the duties involved by our investment adviser, our administrator, or any of our officers, be borne by us and would reduce our net assets. Our investment adviser and others are indemnified by us in connection with such litigation, subject to certain conditions.

Changes in laws or regulations governing our operations or the operations of our portfolio companies, changes in the interpretation thereof or enacted laws or regulations could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

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

National and international regulators and law enforcement agencies have conducted investigations into a number of rates or indices that are deemed to be “reference rates.” Actions by such regulators and law enforcement agencies may result in changes to the manner in which certain reference rates are determined, their discontinuance, or the establishment of alternative reference rates. In particular, on July 27, 2017, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. As of the date of this Annual Report, USD LIBOR is available in five settings (overnight, one-month, three-month, six-month and 12-month). The ICE Benchmark Administration (“IBA”) has stated that it will cease to publish all remaining USD LIBOR settings immediately following their publication on June 30, 2023, absent subsequent action by the relevant authorities. As of January 1, 2022, all non-USD LIBOR reference rates in all settings ceased to be published. There can be no assurance that non USD synthetic LIBOR or USD LIBOR will remain available in the future.

The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee (the “ARRC”), a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. On December 6, 2021, the ARRC released a statement selecting and recommending forms of SOFR, along with associated spread adjustments and conforming changes, to replace references to 1-week and 2-month USD LIBOR. We expect that a substantial portion of our future floating rate investments will be linked to SOFR. At this time, it is not possible to predict the effect of the transition to SOFR. Although there have been an increasing number of issuances utilizing SOFR or the Sterling Over Night Index Average (“SONIA”) (the GBP-LIBOR nominated replacement alternative reference rate that is based on transactions), it is unknown whether SOFR or any other alternative reference rates will attain market acceptance as replacements for LIBOR.

Given the inherent differences between LIBOR and SOFR, or any other alternative reference rates that may be established, the transition from LIBOR may disrupt the overall financial markets and adversely affect the market for LIBOR‑based securities, including our portfolio of LIBOR‑indexed, floating‑rate debt securities, or the cost of our borrowings. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR‑based securities, including the value and/or transferability of the LIBOR‑indexed, floating‑rate debt securities in our portfolio, or the cost of our borrowings. Additionally, if as currently expected LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond June 30, 2023, with our credit facility lenders and our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with SOFR or other alternative reference rates, which could require us to incur significant time and expense and may subject us to disputes or litigation over the appropriateness or comparability to the relevant replacement reference index. The transition from LIBOR to SOFR or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business. We are in the process of transitioning our investments and our borrowings from LIBOR to SOFR and we do not expect that the transition will have a material impact on our business, financial condition or results of operations.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our investment adviser, as the valuation designee, subject to the oversight of our board of directors. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. We may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to similar publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments would trade in their principal markets and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can also adversely affect our investment valuations. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. The effect of all of these factors on our portfolio can reduce our net asset value (and, as a result our asset coverage calculation) by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized and/or unrealized losses, which could have a material adverse effect on our business, financial condition or results of operations.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

The current macroeconomic environment is characterized by record-high inflation, supply chain challenges, labor shortages, high interest rates, foreign currency exchange volatility, volatility in global capital markets and growing recession risk. The risks associated with our and our portfolio companies’ businesses are more severe during periods of economic slowdown or recession.

Many of our portfolio companies may be susceptible to economic downturns or recessions and may be unable to repay our loans during these periods. Therefore, during these periods our non-performing assets may increase and the value of our portfolio may decrease if we are required to write down the values of our investments. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results. We experienced to some extent such effects as a result of the economic downturn that occurred throughout portions of the past three fiscal years and from 2008 through 2009 and may experience such effects again in any future downturn or recession.

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

Our investments in foreign companies or investments denominated in foreign currencies may involve significant risks in addition to the risks inherent in U.S. and U.S. denominated investments.

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

Certain of our portfolio companies’ businesses could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic, which has had, and may continue to have, a negative impact on our and our portfolio companies’ businesses and operations.

Certain of our portfolio companies’ businesses could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 global pandemic, the evolution of which continues to be uncertain. Recurring COVID-19 outbreaks around the world have heightened concerns relating to new and potentially more dangerous virus variants, which, if transmitted around the globe could lead to the re-introduction of restrictions that were in place in 2020, 2021, and to a lesser extent in 2022, or even the adoption of other more strict measures to combat outbreaks. Another severe outbreak of COVID-19 or another pandemic can disrupt our and our portfolio companies’ businesses and materially and adversely impact our and/or their financial results.

The COVID-19 pandemic contributed to certain conditions associated with the current macroeconomic environment and caused significant disruptions and instabilities in the global and U.S. financial markets or deteriorations in credit and financing conditions. A resurgence of COVID-19 or another pandemic with effects similar to those of COVID-19 may adversely affect our and our portfolio companies’ liquidity positions.

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

The success of our hedging transactions will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. See also “Risk Factors—Risks Relating to Our Business—We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.”

In August 2022, Rule 18f-4 under the Investment Company Act, regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (except reverse repurchase agreements and similar financing transactions), became effective. Under the new rule, BDCs that make significant use of derivatives are required to operate subject to a value-at-risk leverage limit, adopt a derivatives risk management program and appoint a derivatives risk manager, and comply with various testing and board reporting requirements. These new requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined under the adopted rules. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. We currently operate as a “limited derivatives user” which may limit our ability to use derivatives and/or enter into certain other financial contracts.

RISKS RELATING TO OUR COMMON STOCK AND PUBLICLY TRADED NOTES
Our shares of common stock have traded at a discount from net asset value and may do so again, which could limit our ability to raise additional equity capital.

Shares of closed‑end investment companies frequently trade at a market price that is less than the net asset value that is attributable to those shares. This characteristic of closed‑end investment companies is separate and distinct from the risk that our net asset value per share may decline. It is not possible to accurately predict whether any shares of our common stock will trade at, above, or below net asset value. In the recent past (including during portions of 2022 and much of 2020), the stocks of BDCs as an industry, including at times shares of our common stock, have traded below net asset value and during much of 2009 traded at near historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. See “Risk Factors—Risks Relating to Our Business—The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business and operations.” When our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors. Pursuant to approval granted at a special meeting of stockholders held on August 4, 2022, we currently are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on August 4, 2023.

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

The capital and credit markets have experienced periods of extreme volatility and disruption over the past several years (including throughout much of the past three fiscal years). The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

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

•future sales of our securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities, including the 2024 Convertible Notes;

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
At a special meeting of stockholders held on August 4, 2022, subject to certain determinations required to be made by our board of directors, our stockholders approved our ability to sell or otherwise issue shares of our common stock, in an amount not exceeding 25% of our then outstanding common stock, at a price below the then current net asset value per share during a period that began on August 4, 2022 and expires on August 4, 2023.
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

Our stockholders may experience dilution upon the conversion of the 2024 Convertible Notes.
As of December 31, 2022, the 2024 Convertible Notes are convertible into shares of our common stock beginning on December 1, 2023 or, under certain circumstances, earlier. As of December 31, 2022, the conversion price of the 2024 Convertible Notes was effectively $19.68 per share, in each case taking into account certain de minimis adjustments that will be made on the conversion date and subject to further adjustment in certain circumstances. If we elect to deliver shares of common stock upon a conversion at the time our tangible book value per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of common stock upon our issuance of common stock in connection with the conversion of the 2024 Convertible Notes and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance.
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

Sales of substantial amounts of our common stock, or the availability of such common stock for sale (including as a result of the conversion of our 2024 Convertible Notes into common stock), could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

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

Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns or a recession in the United States.

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

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics or outbreaks of infectious diseases), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Such events, including rising trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries, the war in Ukraine and Russia, and health epidemics and pandemics, could adversely affect our business, financial condition or results of operations. These market and economic disruptions could negatively impact the operating results of our portfolio companies.

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. The efficient operation of our business is dependent on computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, all of which are potentially vulnerable to security breaches and cyber incidents or other data security breaches.

These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We and our investment adviser’s employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of potentially malicious or otherwise negatively impacting activities and attempts to gain unauthorized access to confidential, personal or other sensitive information. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, fines or penalties, investigations, increased cybersecurity protection and insurance costs, litigation, and damage to business relationships and reputations causing our business and results of operations to suffer.

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

In addition, cybersecurity has become a top priority for global lawmakers and regulators, and some jurisdictions have proposed or enacted laws requiring companies to notify regulators and individuals of data security breaches involving certain types of personal data. In particular, state and federal laws and regulations related to cybersecurity compliance continue to evolve and change, which may require substantial investments in new technology, software and personnel, which could affect our profitability. These changes may also result in enhanced and unforeseen consequences for cyber-related breaches and incidents, which may further adversely affect our profitability. If we fail to comply with the relevant and increasing complex laws and regulations, we could suffer financial losses, a disruption of our business, liability to investors, regulatory intervention or reputational damage.

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

Item 3.    Legal Proceedings

    We are subject to certain legal proceedings, from time to time, in the ordinary course of business. From time to time, we, our executive officers, directors and our investment adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in our portfolio companies and may, as a result, incur significant costs and expenses in connection with such litigation. We and our investment adviser are also subject to extensive regulation, which may result in regulatory proceedings or investigations against us or our investment adviser, respectively. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, neither us nor our investment adviser expect that any such future proceedings will have a material effect upon our financial condition or results of operations.

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
The following table sets forth, for each fiscal quarter for the fiscal years ended December 31, 2022 and 2021, the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock, the closing sales price as a premium (discount) to net asset value and the dividends or distributions declared by us.

	Net Asset	Price Range		High Sales Price Premium (Discount) to Net Asset	Low Sales Price Premium (Discount) to Net Asset	Cash Dividend Per
	Value(1)	High	Low	Value(2)	Value(2)	Share(3)
Year ended December 31, 2021
First Quarter	$17.45	$19.23	$16.51	10.20%	(5.39)%	$0.40
Second Quarter	$18.16	$19.97	$18.29	9.97%	0.72%	$0.40
Third Quarter	$18.52	$20.43	$19.52	10.31%	5.40%	$0.41
Fourth Quarter	$18.96	$21.70	$19.66	14.45%	3.69%	$0.41
Year ended December 31, 2022
First Quarter	$19.03	$22.58	$19.70	18.65%	3.52%	$0.54	(4)
Second Quarter	$18.81	$22.44	$17.12	19.30%	(8.98)%	$0.42
Third Quarter	$18.56	$20.70	$16.84	11.53%	(9.27)%	$0.43
Fourth Quarter	$18.40	$19.76	$17.30	7.39%	(5.98)%	$0.48

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
(4)Consists of a quarterly dividend of $0.42 per share and additional quarterly dividends totaling $0.12 per share, all of which were declared in the first quarter of 2022 and paid on March 31, 2022, June 30, 2022, September 30, 2022 and December 29, 2022.

On February 1, 2023, the last reported closing sales price of our common stock on The NASDAQ Global Select Market was $19.68 per share, which represented a premium of approximately 6.96% to the net asset value per share reported by us as of December 31, 2022.

HOLDERS

As of February 1, 2023, there were 1,127 holders of record of our common stock (including Cede & Co.).

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

To maintain our RIC status under the Code, we must timely distribute an amount equal to at least 90% of our investment company taxable income (as defined by the Code, which generally includes net ordinary income and net short term capital gains) to our stockholders. In addition, we generally will be required to pay an excise tax equal to 4% on certain undistributed taxable income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our ordinary income recognized during a calendar year and (ii) 98.2% of our capital gain net income, as defined by the Code, recognized during a calendar year and (iii) any income recognized, but not distributed, in preceding years. The taxable income on which we pay excise tax is generally distributed to our stockholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income for distribution in the following year, and pay any applicable excise tax. For the years ended December 31, 2022, 2021 and 2020, we recorded a net excise tax expense of $30 million, $24 million and $17 million, respectively. We cannot assure you that we will achieve results that will permit the payment of any cash distributions. We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a cash dividend, stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically opt out of the dividend reinvestment plan so as to receive cash dividends. See “Dividend Reinvestment Plan.”

RECENT SALES OF UNREGISTERED EQUITY SECURITIES

We did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act of 1933, as amended.

ISSUER PURCHASES OF EQUITY SECURITIES

Dividend Reinvestment Plan

During the year ended December 31, 2022, as a part of our dividend reinvestment plan for our common stockholders, we purchased shares of our common stock in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines such purchases of our common stock during the fourth quarter of 2022:

(dollars in millions, except per share data) Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2022 through October 31, 2022	831,320	$17.20	—	—
November 1, 2022 through November 30, 2022	—	—	—	—
December 1, 2022 through December 31, 2022	—	—	—	—
Total	831,320	$17.20	—	$—

Stock Repurchase Program

In February 2022, our board of directors authorized an amendment to our stock repurchase program to extend the expiration date of the program from February 15, 2022 to February 15, 2023. Under the stock repurchase program, we may repurchase up to $500 million in the aggregate of our outstanding common stock in the open market at certain thresholds below its net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any share repurchases will be determined by us, in our sole discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The stock repurchase program will be in effect through February 15, 2023, unless extended or until the approved dollar amount has been used to repurchase shares. The stock repurchase program does not require us to repurchase any specific number of shares of common stock or any shares of common stock at all. Consequently, we cannot assure stockholders that any specific number of shares of common stock, if any, will be repurchased under the stock repurchase program. The stock repurchase program may be suspended, extended, modified or discontinued at any time. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments,” as well as Note 15 to our consolidated financial statements for the year ended December 31, 2022 for a subsequent event relating to our stock repurchase program.

During the year ended December 31, 2022, there were no repurchases of our common stock under our stock repurchase program. As of December 31, 2022, the approximate dollar value of shares that may yet be purchased under the program was $500 million.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG ARES CAPITAL
CORPORATION, S&P 500 INDEX AND S&P BDC INDEX

Total Return Performance

200
180
160
140
120
100
80
Index Value
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Ares Capital
S&P 500 Index
S&P BDC Index

SOURCE:    Bloomberg
NOTES:    Assumes $100 invested on December 31, 2017 in Ares Capital, the S&P 500 Index and the S&P BDC Index. Assumes all dividends are reinvested on the respective dividend payment dates without commissions.

	Dec-17	Dec-18	Dec-19	Dec-20	Dec-21	Dec-22
Ares Capital	100.00	108.79	142.78	143.69	195.68	188.19
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.88
S&P BDC Index	100.00	92.99	119.18	108.64	149.29	135.27

The SNL US Investment Company Index has been discontinued. As a result, we elected to replace the SNL US Investment Company Index with the S&P BDC Index, the S&P proposed replacement, for disclosure purposes.

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

Stockholder transaction expenses (as a percentage of offering price):
Sales load	—	(1)
Offering expenses	—	(2)
Dividend reinvestment plan expenses	Up to $15 Transaction Fee	(3)
Total stockholder transaction expenses paid	—	(4)
Annual expenses (as a percentage of consolidated net assets attributable to common stock)(5):
Base management fees	3.36%	(6)
Income based fees and capital gains incentive fees	1.65%	(7)
Interest payments on borrowed funds	4.99%	(8)
Other expenses	1.03%	(9)
Acquired fund fees and expenses	1.74%	(10)
Total annual expenses	12.77%	(11)
_______________________________________________________________________________

(1)If shares of our common stock are sold to or through underwriters, the applicable prospectus or prospectus supplement will disclose the applicable sales load (underwriting discount or commission). Purchases of shares of our common stock on the secondary market are not subject to sales charges but may be subject to brokerage commissions or other charges. The table does not include any sales load that stockholders may have paid in connection with their purchase of shares of our common stock.

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

(5)The "consolidated net assets attributable to common stock" used to calculate the percentages in this table is our average net assets of $9.1 billion for the year ended December 31, 2022.

(6)Our base management fee is calculated at an annual rate of 1.5% based on the average value of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) at the end of the two most recently completed calendar quarters; provided, however, the base management fee is calculated at an annual rate of 1.0% on the average value of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) that exceeds the product of (A) 200% and (B) our net asset value at the end of the most recently completed calendar quarter. The 3.36% reflected on the table is higher than 1.5% because it is calculated on our average net assets (rather than our average total assets) for the year ended December 31, 2022. See “Business—Investment Advisory and Management Agreement.”

(7)This item represents our investment adviser’s income based fees and capital gains incentive fees based on actual income based fees for the year ended December 31, 2022, and adding the capital gains incentive fee expense accrued in accordance with GAAP for the year ended December 31, 2022, even though there was no capital gains incentive fee actually payable under the investment advisory and management agreement as of December 31, 2022.

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

For purposes of this table, we have assumed that these fees will be payable (in the case of the capital gains incentive fee) and that they will remain constant, although they are based on our performance and will not be paid unless we achieve certain goals. We expect to invest or otherwise utilize all of the net proceeds from securities registered under our registration statement pursuant to a particular prospectus supplement within three months of the date of the offering pursuant to such prospectus supplement and may have capital gains and interest income that could result in the payment of these fees to our investment adviser in the first year after completion of such offerings. Since our IPO through December 31, 2022, the average quarterly fees accrued related to income based fees and capital gains incentive fees (including capital gains incentive fees accrued under GAAP even though they may not be payable) have been approximately 0.65% of our weighted average net assets for such period (2.58% on an annualized basis). For more detailed information about income based fees and capital gains incentive fees previously incurred by us, please see Note 3 to our consolidated financial statements for the year ended December 31, 2022.

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
See “Business—Investment Advisory and Management Agreement.”

(8)“Interest payments on borrowed funds” represents our interest expenses estimated based on our actual interest and credit facility expenses incurred for the year ended December 31, 2022. During the year ended December 31, 2022, our average outstanding borrowings were approximately $11.5 billion and cash paid for interest expense was $402 million. We had outstanding borrowings of approximately $12.2 billion (with a carrying value of approximately $12.2 billion) as of December 31, 2022. This item is based on the assumption that our borrowings and interest costs after an offering will remain similar to those prior to such offering. The amount of leverage that we may employ at any particular time will depend on, among other things, our investment adviser’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. See “Risk Factors—Risks Relating to Our Business—We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing with us.” We are currently allowed to borrow amounts such that our asset coverage, as calculated pursuant to the Investment Company Act, equals at least 150% after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”

(9)Includes our overhead expenses, including payments under our administration agreement based on our allocable portion of overhead and other expenses incurred by Ares Operations in performing its obligations under the administration agreement, and income taxes. Such expenses are estimated based on actual “Other expenses” for the year ended December 31, 2022. The holders of shares of our common stock (and not the holders of our debt securities or preferred stock, if any) indirectly bear the cost associated with our annual expenses. See “Business—Administration Agreement.”

(10)Our stockholders indirectly bear the expenses of underlying funds or other investment vehicles that would be investment companies under section 3(a) of the Investment Company Act but for the exceptions to that definition provided for in sections 3(c)(1) and 3(c)(7) of the Investment Company Act (“Acquired Funds”) in which we invest. This amount is estimated based on the estimated annual fees and operating expenses of Acquired Funds in which the Company is invested as of December 31, 2022. Certain of these Acquired Funds are subject to management fees, which generally range from 1% to 2.5% of total net assets, or incentive fees, which generally range between 15% and 25% of net profits. When applicable, fees and operating expenses estimates are based on historic fees and operating expenses for the Acquired Funds. For those Acquired Funds with little or no operating history, fees and operating expenses are estimates based on expected fees and operating expenses stated in the Acquired Funds’ offering memorandum, private placement memorandum or other similar communication without giving effect to any performance. Future fees and operating expenses for these Acquired Funds may be substantially higher or lower because certain fees and operating expenses are based on the performance of the Acquired Funds, which may fluctuate over time. Also included with the amount is an estimate of the annual fees and operating expenses of the SDLP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity—Senior Direct Lending Program” and Note 4 to our consolidated financial statements for the year ended December 31, 2022 for more information on the SDLP. The annual fees and operating expenses of the SDLP were estimated based on the funded portfolio of the SDLP as of December 31, 2022 and include interest payments on the senior notes and intermediate funding notes provided by Varagon and its clients, which represent 88% of such expenses.

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

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return (none of which is subject to the capital gains incentive fee)(1)	$(164)	$(359)	$(530)	$(870)
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return resulting entirely from net realized capital gains (all of which is subject to the capital gains incentive fee)(2)	$(174)	$(384)	$(567)	$(925)
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

SENIOR SECURITIES
(dollar amounts in millions, except per unit data)
Information about our senior securities (including preferred stock, debt securities and other indebtedness) is shown in the following tables as of the end of the last ten fiscal years. The report of our independent registered public accounting firm, KPMG LLP, on the senior securities table as of December 31, 2022, is attached as an exhibit to this annual report on Form 10-K. The “-” indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2022	$2,246	$1,772	$—	N/A
Fiscal 2021	1,507	1,792	—	N/A
Fiscal 2020	1,180	1,824	—	N/A
Fiscal 2019	2,250	2,042	—	N/A
Fiscal 2018	1,064	2,362	—	N/A
Fiscal 2017	395	2,415	—	N/A
Fiscal 2016	571	2,296	—	N/A
Fiscal 2015	515	2,213	—	N/A
Fiscal 2014	170	2,292	—	N/A
Fiscal 2013	—	—	—	N/A
Revolving Funding Facility
Fiscal 2022	$800	$1,772	$—	N/A
Fiscal 2021	762	1,792	—	N/A
Fiscal 2020	1,027	1,824	—	N/A
Fiscal 2019	638	2,042	—	N/A
Fiscal 2018	520	2,362	—	N/A
Fiscal 2017	600	2,415	—	N/A
Fiscal 2016	155	2,296	—	N/A
Fiscal 2015	250	2,213	—	N/A
Fiscal 2014	324	2,292	—	N/A
Fiscal 2013	185	2,547	—	N/A
SMBC Funding Facility
Fiscal 2022	$451	$1,772	$—	N/A
Fiscal 2021	401	1,792	—	N/A
Fiscal 2020	453	1,824	—	N/A
Fiscal 2019	301	2,042	—	N/A
Fiscal 2018	245	2,362	—	N/A
Fiscal 2017	60	2,415	—	N/A
Fiscal 2016	105	2,296	—	N/A
Fiscal 2015	110	2,213	—	N/A
Fiscal 2014	62	2,292	—	N/A
Fiscal 2013	—	—	—	N/A
BNP Funding Facility
Fiscal 2022	$245	$1,772	$—	N/A
Fiscal 2021	—	1,792	—	N/A
Fiscal 2020	150	1,824	—	N/A
SBA Debentures
Fiscal 2017	$—	$—	$—	N/A

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Fiscal 2016	25	2,296	—	N/A
Fiscal 2015	22	2,213	—	N/A
February 2016 Convertible Notes
Fiscal 2015	$575	$2,213	$—	N/A
Fiscal 2014	575	2,292	—	N/A
Fiscal 2013	575	2,547	—	N/A
June 2016 Convertible Notes
Fiscal 2015	$230	$2,213	$—	N/A
Fiscal 2014	230	2,292	—	N/A
Fiscal 2013	230	2,547	—	N/A
2017 Convertible Notes
Fiscal 2016	$163	$2,296	$—	N/A
Fiscal 2015	163	2,213	—	N/A
Fiscal 2014	163	2,292	—	N/A
Fiscal 2013	163	2,547	—	N/A
2018 Convertible Notes
Fiscal 2017	$270	$2,415	$—	N/A
Fiscal 2016	270	2,296	—	N/A
Fiscal 2015	270	2,213	—	N/A
Fiscal 2014	270	2,292	—	N/A
Fiscal 2013	270	2,547	—	N/A
2019 Convertible Notes
Fiscal 2018	$300	$2,362	$—	N/A
Fiscal 2017	300	2,415	—	N/A
Fiscal 2016	300	2,296	—	N/A
Fiscal 2015	300	2,213	—	N/A
Fiscal 2014	300	2,292	—	N/A
Fiscal 2013	300	2,547	—	N/A
2022 Convertible Notes
Fiscal 2021	$388	$1,792	$—	N/A
Fiscal 2020	388	1,824	—	N/A
Fiscal 2019	388	2,042	—	N/A
Fiscal 2018	388	2,362	—	N/A
Fiscal 2017	388	2,415	—	N/A
2024 Convertible Notes
Fiscal 2022	$403	$1,772	$—	N/A
Fiscal 2021	403	1,792	—	N/A
Fiscal 2020	403	1,824	—	N/A
Fiscal 2019	403	2,042	—	N/A
2018 Notes
Fiscal 2017	$750	$2,415	$—	N/A
Fiscal 2016	750	2,296	—	N/A
Fiscal 2015	750	2,213	—	N/A
Fiscal 2014	750	2,292	—	N/A
Fiscal 2013	600	2,547	—	N/A

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
2020 Notes
Fiscal 2018	$600	$2,362	$—	N/A
Fiscal 2017	600	2,415	—	N/A
Fiscal 2016	600	2,296	—	N/A
Fiscal 2015	600	2,213	—	N/A
Fiscal 2014	400	2,292	—	N/A
2022 Notes
Fiscal 2020	$600	$1,824	$—	N/A
Fiscal 2019	600	2,042	—	N/A
Fiscal 2018	600	2,362	—	N/A
Fiscal 2017	600	2,415	—	N/A
Fiscal 2016	600	2,296	—	N/A
February 2022 Notes
Fiscal 2014	$144	$2,292	$—	$1,024
Fiscal 2013	144	2,547	—	1,043
October 2022 Notes
Fiscal 2016	$183	$2,296	$—	$1,017
Fiscal 2015	183	2,213	—	1,011
Fiscal 2014	183	2,292	—	1,013
Fiscal 2013	183	2,547	—	993
2040 Notes
Fiscal 2014	$200	$2,292	$—	$1,040
Fiscal 2013	200	2,547	—	1,038
2023 Notes
Fiscal 2022	$750	$1,772	$—	N/A
Fiscal 2021	750	1,792	—	N/A
Fiscal 2020	750	1,824	—	N/A
Fiscal 2019	750	2,042	—	N/A
Fiscal 2018	750	2,362	—	N/A
Fiscal 2017	750	2,415	—	N/A
2024 Notes
Fiscal 2022	$900	$1,772	$—	N/A
Fiscal 2021	900	1,792	—	N/A
Fiscal 2020	900	1,824	—	N/A
Fiscal 2019	900	2,042	—	N/A
March 2025 Notes
Fiscal 2022	$600	$1,772	$—	N/A
Fiscal 2021	600	1,792	—	N/A
Fiscal 2020	600	1,824	—	N/A
Fiscal 2019	600	2,042	—	N/A
Fiscal 2018	600	2,362	—	N/A
July 2025 Notes
Fiscal 2022	$1,250	$1,772	$—	N/A
Fiscal 2021	1,250	1,792	—	N/A
Fiscal 2020	750	1,824	—	N/A

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
January 2026 Notes
Fiscal 2022	$1,150	$1,772	$—	N/A
Fiscal 2021	1,150	1,792	—	N/A
Fiscal 2020	1,150	1,824	—	N/A
July 2026 Notes
Fiscal 2022	$1,000	$1,772	$—	N/A
Fiscal 2021	1,000	1,792	—	N/A
2027 Notes
Fiscal 2022	$500	$1,772	$—	N/A
2028 Notes
Fiscal 2022	$1,250	$1,772	$—	N/A
Fiscal 2021	1,250	1,792	—	N/A
2031 Notes
Fiscal 2022	$700	$1,772	$—	N/A
Fiscal 2021	700	1,792	—	N/A
2047 Notes
Fiscal 2020	$230	$1,824	$—	$1,013
Fiscal 2019	230	2,042	—	1,033
Fiscal 2018	230	2,362	—	1,013
Fiscal 2017	230	2,415	—	1,021
Fiscal 2016	230	2,296	—	1,015
Fiscal 2015	230	2,213	—	1,011
Fiscal 2014	230	2,292	—	985
Fiscal 2013	230	2,547	—	972
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

•the impact of global health crises on our or our portfolio companies’ business and the U.S. and global economy;

•the impact of a protracted decline in the liquidity of credit markets on our business;

•the impact of the elimination of the London Interbank Offered Rate (“LIBOR”) and implementation of alternatives to LIBOR on our operating results;

•changes in the general economy, slowing economy, rising inflation, risk of recession and risks in respect of a failure to increase the U.S. debt ceiling;

•the impact of changes in laws or regulations (including the interpretation thereof), including tax laws, governing our operations or the operations of our portfolio companies or the operations of our competitors;

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

•our ability to raise capital in the private and public debt and equity markets;

•our ability to anticipate and identify evolving market expectations with respect to environmental, social and governance matters, including the environmental impacts of our portfolio companies' supply chain and operations;

•our ability to successfully complete and integrate any acquisitions;

•the outcome and impact of any litigation or regulatory proceeding;

•the adequacy of our cash resources and working capital;

•the timing, form and amount of any dividend distributions;

•the timing of cash flows, if any, from the operations of our portfolio companies; and

•the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “project,” “estimates,” “will,” “should,” “could,” “would,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” and the other information included in this Annual Report.

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

Since our initial public offering (“IPO”) on October 8, 2004 through December 31, 2022, our exited investments resulted in an asset level realized gross internal rate of return to us of approximately 14% (based on original cash invested, net of syndications, of approximately $39.2 billion and total proceeds from such exited investments of approximately $50.4 billion). Internal rate of return is the discount rate that makes the net present value of all cash flows related to a particular investment equal to zero. Internal rate of return is gross of expenses related to investments as these expenses are not allocable to specific investments. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of a debt investment or sale of an investment or through the determination that no further consideration was collectible and, thus, a loss may have been realized. Approximately 58% of these exited investments resulted in an asset level realized gross internal rate of return to us of 10% or greater.

Additionally, since our IPO on October 8, 2004 through December 31, 2022, our realized gains have exceeded our realized losses by approximately $1.1 billion (excluding a one-time gain on the acquisition of Allied Capital Corporation (“Allied Capital”) in April 2010 (the “Allied Acquisition”) and realized gains/losses from the extinguishment of debt and other transactions). For this same time period, our average annualized net realized gain rate was approximately 1.0% (excluding a one-time gain on the acquisition of Allied Capital and realized gains/losses from the extinguishment of debt and other transactions). Net realized gain/loss rates for a particular period are the amount of net realized gains/losses during such period divided by the average quarterly investments at amortized cost in such period.

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

MACROECONOMIC ENVIRONMENT

Credit markets continued to be under pressure during 2022 amid a risk-off environment and sustained macro-economic uncertainty due to record-high inflation, tighter financial conditions and growing recession risk. Central banks have remained focused on restoring price stability by raising interest rates and have signaled that growth may be hindered until inflation comes under control.

PORTFOLIO AND INVESTMENT ACTIVITY

Our investment activity for the years ended December 31, 2022 and 2021 is presented below.

	For the Years Ended December 31,
(dollar amounts in millions)	2022	2021
New investment commitments(1):
New portfolio companies	$4,629	$7,540
Existing portfolio companies	5,241	8,033
Total new investment commitments(2)	$9,870	$15,573
Less:
Investment commitments exited(3)	(7,953)	(11,195)
Net investment commitments	$1,917	$4,378
Principal amount of investments funded:
First lien senior secured loans(4)	$6,141	$8,835
Second lien senior secured loans	536	2,497
Subordinated certificates of the SDLP(5)	318	232
Senior subordinated loans	308	393
Preferred equity	558	930
Ivy Hill Asset Management, L.P.(6)	1,544	348
Other equity	317	653
Total	$9,722	$13,888
Principal amount of investments sold or repaid:
First lien senior secured loans(4)	$6,014	$6,503
Second lien senior secured loans	996	2,318
Subordinated certificates of the SDLP(5)	31	368
Senior subordinated loans	65	334
Preferred equity	188	474
Ivy Hill Asset Management, L.P.(6)	277	108
Other equity	209	148
Total	$7,780	$10,253
Number of new investment commitments(7)	183	242
Average new investment commitment amount	$54	$64
Weighted average term for new investment commitments (in months)	65	76
Percentage of new investment commitments at floating rates	82%	86%
Percentage of new investment commitments at fixed rates	6%	8%
Weighted average yield of debt and other income producing securities(8):
Funded during the period at amortized cost	9.7%	7.8%
Funded during the period at fair value(9)	9.7%	7.9%
Exited or repaid during the period at amortized cost	8.4%	8.0%
Exited or repaid during the period at fair value(9)	8.4%	8.0%

_______________________________________________________________________________

(1)New investment commitments include new agreements to fund revolving loans or delayed draw loans. See Note 7 to our consolidated financial statements for the year ended December 31, 2022 for more information on our commitments to fund revolving loans or delayed draw loans.

(2)Includes both funded and unfunded commitments. Of these new investment commitments, we funded $8.7 billion and $12.5 billion for the years ended December 31, 2022 and 2021, respectively.

(3)Includes both funded and unfunded commitments. For the years ended December 31, 2022 and 2021, investment commitments exited included exits of unfunded commitments of $757 million and $1.2 billion, respectively.

(4)For the years ended December 31, 2022 and 2021, net fundings of first lien secured revolving loans were $275 million and $59 million, respectively.

(5)See “Senior Direct Lending Program” below and Note 4 to our consolidated financial statements for the year ended December 31, 2022 for more information on the SDLP (as defined below).

(6)Includes our equity and subordinated loan investments in IHAM (as defined below), as applicable. See “Ivy Hill Asset Management, L.P.” below and Note 4 to our consolidated financial statements for the year ended December 31, 2022 for more information on IHAM.

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

(9)Represents fair value for investments in the portfolio as of the most recent prior quarter end, if applicable.

As of December 31, 2022 and 2021, our investments consisted of the following:

	As of December 31,
	2022		2021
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured loans(1)	$9,684	$9,373	$9,583	$9,459
Second lien senior secured loans	4,218	3,934	4,614	4,524
Subordinated certificates of the SDLP(2)	1,274	1,249	987	987
Senior subordinated loans	1,163	1,079	896	890
Preferred equity	2,095	2,027	1,547	1,561
Ivy Hill Asset Management, L.P.(3)	2,048	2,201	781	936
Other equity	1,561	1,917	1,402	1,652
Total	$22,043	$21,780	$19,810	$20,009
_______________________________________________________________________________

(1)First lien senior secured loans include certain loans that we classify as “unitranche” loans. The total amortized cost and fair value of the loans that we classified as “unitranche” loans were $5.0 billion and $4.8 billion, respectively, as of December 31, 2022, and $5.2 billion and $5.2 billion, respectively, as of December 31, 2021.

(2)The proceeds from these certificates were applied to co-investments with Varagon Capital Partners (“Varagon”) and its clients to fund first lien senior secured loans to 22 and 19 different borrowers as of December 31, 2022 and 2021, respectively.

(3)Includes our equity and subordinated loan investments in IHAM, as applicable.

We have commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) our discretion. Our commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels). We are also party to subscription agreements to fund equity investments in private equity investment partnerships. See Note 7 to our consolidated financial statements for the year ended December 31, 2022 for more information on our unfunded commitments, including commitments to issue letters of credit, related to certain of our portfolio companies.

The weighted average yields at amortized cost and fair value of the following portions of our portfolio as of December 31, 2022 and 2021 were as follows:

	As of December 31,
	2022		2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and other income producing securities(1)	11.6%	11.9%	8.7%	8.7%
Total portfolio(2)	10.5%	10.6%	7.9%	7.9%
First lien senior secured loans(3)	10.7%	11.1%	7.2%	7.3%
Second lien senior secured loans(3)	11.6%	12.5%	8.6%	8.8%
Subordinated certificates of the SDLP(3)(6)	13.5%	13.8%	13.5%	13.5%
Senior subordinated loans(3)	10.8%	11.3%	10.2%	10.3%
Ivy Hill Asset Management L.P.(4)	14.2%	12.9%	14.6%	12.2%
Other income producing equity securities(5)	11.4%	11.4%	10.6%	10.0%
_______________________________________________________________________________

(1)“Weighted average yields on debt and other income producing securities” are computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on accruing debt and other income producing securities (including the annualized amount of the dividend received by us related to our equity investment in IHAM during the most recent quarter end), divided by (b) the total accruing debt and other income producing securities at amortized cost or at fair value (including the amortized cost or fair value of our equity investment in IHAM as applicable), as applicable.

(2)“Weighted average yields on total portfolio” are computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on accruing debt and other income producing securities (including the annualized amount of the dividend received by us related to our equity investment in IHAM during the most recent quarter end), divided by (b) total investments at amortized cost or at fair value, as applicable.

(3)“Weighted average yields” are computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on the relevant accruing investments, divided by (b) the total relevant investments at amortized cost or at fair value, as applicable.

(4)Represents the yield on our equity investment in IHAM, which is computed as (a) the annualized amount of the dividend received by us related to our equity investment in IHAM during the most recent quarter end, divided by (b) the amortized cost or fair value of our equity investment in IHAM, as applicable.

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

Investment grade	Description
4	Involves the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit.
3	Involves a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and the risk factors to our ability to ultimately recoup the cost of our investment are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a grade of 3.
2	Indicates that the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not more than 120 days past due. For investments graded 2, our investment adviser enhances its level of scrutiny over the monitoring of such portfolio company.
1	Indicates that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 1, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 1, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit. For investments graded 1, our investment adviser enhances its level of scrutiny over the monitoring of such portfolio company.

Set forth below is the grade distribution of our portfolio companies as of December 31, 2022 and 2021:

	As of December 31,
	2022				2021
(dollar amounts in millions)	Fair Value	%	Number of Companies	%	Fair Value	%	Number of Companies	%
Grade 4	$5,051	23.2%	80	17.1%	$3,422	17.1%	49	12.7%
Grade 3	15,279	70.1	327	70.2	15,529	77.6	294	76.0
Grade 2	1,342	6.2	40	8.6	910	4.5	24	6.1
Grade 1	108	0.5	19	4.1	148	0.8	20	5.2
Total	$21,780	100.0%	466	100.0%	$20,009	100.0%	387	100.0%

As of December 31, 2022 and 2021, the weighted average grade of the investments in our portfolio at fair value was 3.2 and 3.1, respectively.

As of December 31, 2022 and 2021, loans on non-accrual status represented 1.7% of the total investments at amortized cost (or 1.1% at fair value) and 0.8% at amortized cost (or 0.5% at fair value), respectively.

Senior Direct Lending Program

We have established a joint venture with Varagon to make certain first lien senior secured loans, including certain stretch senior and unitranche loans, primarily to U.S. middle-market companies. Varagon was formed in 2013 as a lending platform by American International Group, Inc. and other partners. The joint venture is called the Senior Direct Lending Program, LLC (d/b/a the “Senior Direct Lending Program” or the “SDLP”). In July 2016, we and Varagon and its clients completed the initial funding of the SDLP. The SDLP may generally commit and hold individual loans of up to $450 million. The SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SDLP must be approved by an investment committee of the SDLP consisting of representatives of ours and Varagon (with approval from a representative of each required).

We provide capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. As of December 31, 2022, we and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates.

    As of December 31, 2022 and 2021, we and Varagon and its clients had agreed to make capital available to the SDLP of $6.2 billion and $6.2 billion, respectively, in the aggregate, of which $1.4 billion and $1.4 billion, respectively, is to be made available from us. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP. Below is a summary of the funded capital and unfunded capital commitments of the SDLP.

	As of December 31,
(in millions)	2022	2021
Total capital funded to the SDLP(1)	$5,127	$4,168
Total capital funded to the SDLP by the Company(1)	$1,274	$987
Total unfunded capital commitments to the SDLP(2)	$294	$262
Total unfunded capital commitments to the SDLP by the Company(2)	$68	$62
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

The amortized cost and fair value of our SDLP Certificates were $1.3 billion and $1.2 billion, respectively, as of December 31, 2022 and $1.0 billion and $1.0 billion, respectively, as of December 31, 2021. Our yield on our investment in the SDLP Certificates at amortized cost and fair value was 13.5% and 13.8%, respectively, as of December 31, 2022 and 13.5% and 13.5%, respectively, as of December 31, 2021. The interest income from our investment in the SDLP Certificates and capital structuring service and other fees earned for the years ended December 31, 2022 and 2021 were as follows:

	For the Years Ended December 31,
(in millions)	2022	2021
Interest income	$146	$138
Capital structuring service and other fees	$22	$22

As of December 31, 2022 and 2021, the SDLP portfolio was comprised entirely of first lien senior secured loans primarily to U.S. middle-market companies and were in industries similar to the companies in our portfolio. As of December 31, 2022, one of the loans was on non-accrual status. As of December 31, 2021, none of the loans were on non-accrual status. Below is a summary of the SDLP’s portfolio as of December 31, 2022 and 2021:

	As of December 31,
(dollar amounts in millions)	2022	2021
Total first lien senior secured loans(1)(2)	$5,174	$4,194
Weighted average yield on first lien senior secured loans(3)	10.1%	6.7%
Largest loan to a single borrower(1)	$377	$342
Total of five largest loans to borrowers(1)	$1,631	$1,540
Number of borrowers in the SDLP	22	19
Commitments to fund delayed draw loans(4)	$294	$262
_______________________________________________________________________________

(1)At principal amount.

(2)First lien senior secured loans include certain loans that the SDLP classifies as “unitranche” loans. As of December 31, 2022 and 2021, the total principal amount of loans in the SDLP portfolio that the SDLP classified as “unitranche” loans was $4,108 million and $2,908 million, respectively.

(3) Computed as (a) the annual stated interest rate on accruing first lien senior secured loans, divided by (b) total first lien senior secured loans at principal amount.

(4)As discussed above, these commitments have been approved by the investment committee of the SDLP.

Selected financial information for the SDLP as of and for the years ended December 31, 2022 and 2021, was as follows:

	As of December 31,
(in millions)	2022	2021
Selected Balance Sheet Information:
Investments at fair value (amortized cost of $5,166 and $4,193, respectively)	$4,958	$4,127
Other assets	150	84
Total assets	$5,108	$4,211

Senior notes	$3,538	$2,939
Intermediate funding notes	132	101
Other liabilities	110	51
Total liabilities	3,780	3,091
Subordinated certificates and members’ capital	1,328	1,120
Total liabilities and members’ capital	$5,108	$4,211

	For the Years Ended December 31,
(in millions)	2022	2021
Selected Statement of Operations Information:
Total investment income	$365	$282
Interest expense	155	91
Other expenses	20	18
Total expenses	175	109
Net investment income	190	173
Net realized and unrealized gains (losses) on investments	(147)	70
Net increase in members’ capital resulting from operations	$43	$243

SDLP Loan Portfolio as of December 31, 2022

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount	Fair Value(2)
Arrowhead Holdco Company (3)(4)	Distributor of non-discretionary, mission-critical aftermarket replacement parts	8/2028	8.9%	$274.3	$260.6
Benecon Midco II LLC (3)(4)	Employee benefits provider for small and mid-size employers	12/2026	10.0%	171.9	171.9
Center for Autism and Related Disorders, LLC (3)(5)	Autism treatment and services provider specializing in applied behavior analysis therapy	11/2024		148.0	65.2
Concert Golf Partners Holdco LLC (3)	Golf club owner and operator	4/2029	10.2%	255.3	255.3
Emergency Communications Network, LLC (3)	Provider of mission critical emergency mass notification solutions	6/2024	11.8%	238.8	214.9
Excelligence Holdings Corp. (3)	Developer, manufacturer and retailer of educational products	1/2024	10.7%	146.3	146.3
FS Squared Holding Corp. (3)(4)	Provider of on-site vending and micro market solutions	3/2025	9.6%	308.0	308.0
Harvey Tool Company, LLC (3)	Manufacturer of cutting tools used in the metalworking industry	10/2027	10.2%	233.6	231.3
HGC Holdings, LLC (3)	Operator of golf facilities	6/2026	9.5%	141.4	141.4
ISQ Hawkeye Holdco, Inc. (3)(4)	Provider of commercial and industrial waste processing and disposal services	8/2029	10.6%	286.5	280.8
Manna Pro Products, LLC (3)	Manufacturer and supplier of specialty nutrition and care products for animals	12/2026	10.1%	270.3	251.4
n2y Holding, LLC (3)	Developer of cloud-based special education platform	11/2026	10.1%	193.5	191.5
NCWS Intermediate, Inc. (3)(4)	Manufacturer and supplier of car wash equipment, parts and supplies to the conveyorized car wash market	12/2026	10.4%	269.8	264.5
North Haven Falcon Buyer, LLC (3)(4)	Manufacturer of aftermarket golf cart parts and accessories	5/2027	11.2%	217.2	202.0
Pegasus Global Enterprise Holdings, LLC (3)(4)	Provider of plant maintenance and scheduling software	5/2025	10.0%	338.4	338.4
Penn Detroit Diesel Allison, LLC	Distributor of aftermarket parts to the heavy-duty truck industry	12/2027	11.4%	49.6	49.6
Precinmac (US) Holdings Inc. and Trimaster Manufacturing Inc. (3)(4)	Manufacturer of high-tolerance precision machined components and assemblies for the aerospace and defense industry	8/2027	10.4%	258.7	253.5
Pritchard Industries, LLC (3)(4)	Provider of janitorial and facilities management services	10/2027	10.5%	242.3	235.0
Qnnect, LLC (3)(4)	Manufacturer of highly engineered hermetic packaging products	11/2029	11.1%	277.3	268.9
THG Acquisition, LLC (3)	Multi-line insurance broker	12/2026	10.1%	321.2	317.9
Towne Holdings, Inc.	Parking management and hospitality services provider	8/2023	13.8%	146.9	143.9
Walnut Parent, Inc. (3)	Manufacturer of natural solution pest and animal control products	11/2027	10.2%	377.0	365.8
				$5,166.3	$4,958.1
____________________________________________________________________________

(1)Represents the weighted average annual stated interest rate as of December 31, 2022. All interest rates are payable in cash, except for portions of the stated interest rates which are payment-in-kind for investments in Emergency Communications Network, LLC and Towne Holdings, Inc.

(2)Represents the fair value in accordance with Accounting Standards Codification 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”). The determination of such fair value is not included in our valuation process described elsewhere herein.

(3)We also hold a portion of this company’s first lien senior secured loan.

(4)We hold an equity investment in this company.

(5)Loan was on non-accrual status as of December 31, 2022.

SDLP Loan Portfolio as of December 31, 2021

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount	Fair Value(2)
Arrowhead Holdco Company (3)(4)	Distributor of non-discretionary, mission critical aftermarket replacement parts	8/2028	5.3%	$274.8	$272.0
Benecon Midco II LLC (3)(4)	Employee benefits provider for small and mid-size employers	12/2026	6.3%	173.7	173.7
Center for Autism and Related Disorders, LLC (3)	Autism treatment and services provider specializing in applied behavior analysis therapy	11/2024	7.5%	145.1	132.0
Concert Golf Partners Holdco LLC (3)	Golf club owner and operator	8/2025	6.0%	223.2	221.0
Emergency Communications Network, LLC (3)	Provider of mission critical emergency mass notification solutions	6/2023	8.8%	227.1	209.0
Excelligence Holdings Corp. (3)	Developer, manufacturer and retailer of educational products	4/2023	7.0%	154.3	149.6
FS Squared Holding Corp. (3)(4)	Provider of on-site vending and micro-market solutions to employers	3/2025	5.4%	244.3	244.3
Harvey Tool Company, LLC (3)	Manufacturer of cutting tools used in the metalworking industry	10/2027	6.3%	226.1	223.9
Manna Pro Products, LLC (3)	Manufacturer and supplier of specialty nutrition and care products for animals	12/2026	7.0%	273.0	273.0
n2y Holding, LLC (3)	Developer of cloud-based special education platform	11/2026	6.8%	195.4	195.4
NCWS Intermediate, Inc. (3)(4)	Manufacturer and supplier of car wash equipment, parts and supplies to the conveyorized car wash market	12/2026	6.8%	272.6	269.9
North Haven Falcon Buyer, LLC (3)(4)	Manufacturer of aftermarket golf cart parts and accessories	5/2027	7.0%	191.6	189.7
Pegasus Global Enterprise Holdings, LLC (3)(4)	Provider of plant maintenance and scheduling software	5/2025	6.3%	341.9	341.9
Penn Detroit Diesel Allison, LLC	Distributor of aftermarket parts to the heavy-duty truck industry	12/2023	8.0%	62.9	62.9
Precinmac (US) Holdings Inc. and Trimaster Manufacturing Inc. (3)(4)	Manufacturer of high-tolerance precision machined components and assemblies for the aerospace and defense industry	8/2027	7.0%	202.8	200.7
Pritchard Industries, LLC (3)(4)	Provider of janitorial and facilities management services	10/2027	6.3%	201.9	199.9
THG Acquisition, LLC (3)	Multi-line insurance broker	12/2026	6.7%	310.3	310.3
Towne Holdings, Inc.	Parking management and hospitality services provider	5/2022	9.8%	132.6	118.0
Walnut Parent, Inc. (3)	Manufacturer of natural solution pest and animal control products	11/2027	6.5%	339.9	339.9
				$4,193.5	$4,127.1
____________________________________________________________________________

(1)Represents the weighted average annual stated interest rate as of December 31, 2021. All interest rates are payable in cash, except for portions of the stated interest rates which are payment-in-kind for investments in Center for Autism and Related Disorders, LLC, Emergency Communications Network, LLC and Towne Holdings, Inc.

(2)Represents the fair value in accordance with Accounting Standards Codification 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”). The determination of such fair value is not included in our valuation process described elsewhere herein.

(3)We also hold a portion of this company’s first lien senior secured loan.

(4)We hold an equity investment in this company.

Ivy Hill Asset Management, L.P.

Ivy Hill Asset Management, L.P. (“IHAM”), our wholly owned portfolio company, is an asset management services company and an SEC-registered investment adviser. As of December 31, 2022, IHAM had assets under management of approximately $13.1 billion. As of December 31, 2022, IHAM managed 21 vehicles and served as the sub-manager/sub-servicer for one other vehicle (these vehicles managed or sub-managed/sub-serviced by IHAM are referred to as the “IHAM Vehicles”). IHAM earns fee income from managing the IHAM Vehicles and has also invested in certain of these vehicles as part of its business strategy. The amortized cost of IHAM’s total investments as of December 31, 2022 and 2021 was $2,370 million and $966 million, respectively. For the years ended December 31, 2022 and 2021, IHAM had management and incentive fee income of $48 million and $31 million, respectively, and other investment-related income of $189 million and $91 million, respectively.

 The amortized cost and fair value of our investments in IHAM as of December 31, 2022 and 2021 were as follows:

	As of December 31,
	2022		2021
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated debt	$500	$500	$16	$16
Equity investment	1,548	1,701	765	920
Total investments in IHAM	$2,048	$2,201	$781	$936

The interest income and dividend income that we earned from IHAM for the years ended December 31, 2022 and 2021 were as follows:

	For the Years Ended December 31,
(in millions)	2022	2021
Interest income	$23	$3
Dividend income	$205	$93

From time to time, IHAM or certain IHAM Vehicles may purchase investments from, or sell investments to us. For any such sales or purchases by the IHAM Vehicles to or from us, the IHAM Vehicle must obtain approval from third parties unaffiliated with us or IHAM, as applicable. During the years ended December 31, 2022 and 2021, IHAM or certain of the IHAM Vehicles purchased $3.4 billion and $2.4 billion, respectively, of loans from us. For the years ended December 31, 2022 and 2021, we recognized $20 million and $7 million, respectively, of net realized losses from these sales. During the year ended December 31, 2022, we purchased $27 million of investments from certain IHAM Vehicles.

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

Selected Financial Information

Pursuant to Rule 4-08(g) of Regulation S-X, selected financial information of IHAM, in conformity with GAAP, as of and for the years ended December 31, 2022 and 2021 is presented below.

In conformity with GAAP, IHAM is required to consolidate entities in which IHAM has a direct or indirect controlling financial interest based on either a variable interest model or voting interest model, which include certain of the IHAM Vehicles (the “Consolidated IHAM Vehicles”). As such, for GAAP purposes only, IHAM consolidates (a) entities in which it holds a majority voting interest or has majority ownership and control over the operational, financial and investing decisions of that entity and (b) entities that it concludes are variable interest entities in which IHAM has more than insignificant economic interest and power to direct the activities that most significantly impact the entities, and for which IHAM is deemed to be the primary beneficiary.

When IHAM consolidates an IHAM Vehicle for GAAP purposes only, IHAM reflects the assets, liabilities, revenues and expenses of the Consolidated IHAM Vehicles on a gross basis, including the economic interests held by third-party investors in the Consolidated IHAM Vehicles as debt obligations, subordinated notes or non-controlling interests, in the consolidated IHAM financials below. All of the revenues earned by IHAM as the investment manager of the IHAM Consolidated Vehicles are eliminated in GAAP consolidation. However, because the eliminated amounts are earned from and funded by third-party investors, the GAAP consolidation of an IHAM Vehicle does not impact the net income or loss attributable to IHAM. As a result, we believe an assessment of IHAM's business and the impact to our investment in IHAM is best viewed on a stand-alone basis as reflected in the first column in the tables below.

	As of December 31, 2022
(in millions)	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Balance Sheet Information:
Assets
Investments at fair value(2)	$2,340	$8,973	$(2,315)	$8,998
Cash and cash equivalents	5	499	—	504
Other assets	55	94	(51)	98
Total assets	$2,400	$9,566	$(2,366)	$9,600

Liabilities
Debt	$308	$6,968	$—	$7,276
Subordinated note from ARCC	500	—	—	500
Subordinated notes(3)	—	1,374	(1,093)	281
Other liabilities	17	129	(15)	131
Total liabilities	825	8,471	(1,108)	8,188
Equity
Contributed capital	1,547	—	—	1,547
Accumulated earnings	61	—	—	61
Net unrealized losses on investments and foreign currency transactions	(33)	—	—	(33)
Non-controlling interests in Consolidated IHAM Vehicles(4)	—	1,095	(1,258)	(163)
Total equity	1,575	1,095	(1,258)	1,412
Total liabilities and equity	$2,400	$9,566	$(2,366)	$9,600

	As of December 31, 2021
(in millions)	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Balance Sheet Information:
Assets
Investments at fair value(2)	$966	$5,510	$(927)	$5,549
Cash and cash equivalents	8	416	—	424
Other assets	12	79	(8)	83
Total assets	$986	$6,005	$(935)	$6,056

Liabilities
Debt	$125	$4,656	$—	$4,781
Subordinated note from ARCC	16	—	—	16
Subordinated notes(3)	—	983	(700)	283
Other liabilities	2	98	(9)	91
Total liabilities	143	5,737	(709)	5,171
Equity
Contributed capital	765	—	—	765
Accumulated earnings	78	—	—	78
Net unrealized gains on investments and foreign currency transactions	—	—	—	—
Non-controlling interests in Consolidated IHAM Vehicles(4)	—	268	(226)	42
Total equity	843	268	(226)	885
Total liabilities and equity	$986	$6,005	$(935)	$6,056
________________________________________

(1)Consolidated for GAAP purposes only.

(2)The determination of such fair value is determined in accordance with IHAM’s valuation procedures (separate and apart from our valuation process described elsewhere herein). The amortized cost of IHAM’s total investments as of December 31, 2022 and 2021 was $2,370 million and $966 million, respectively. The amortized cost of the total investments of IHAM on a consolidated basis as of December 31, 2022 and 2021 was $9,306 million and $5,588 million, respectively.

(3)Subordinated notes generally represent the most junior capital in certain of the Consolidated IHAM Vehicles and effectively represent equity in such vehicles.

(4)Non-controlling interests in Consolidated IHAM Vehicles includes net unrealized depreciation in the Consolidated IHAM Vehicles of $309 million and $30 million as of December 31, 2022 and 2021, respectively.

	For the Year Ended December 31, 2022
(in millions)	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Statement of Operations Information:
Revenues
Investment income	$188	$594	$(185)	$597
Management fees and other income	49	7	(46)	10
Total revenues	237	601	(231)	607
Expenses
Interest expense	35	261	—	296
Distributions to subordinated notes	—	130	(95)	35
Management fees and other expenses	14	56	(46)	24
Total expenses	49	447	(141)	355
Net operating income	188	154	(90)	252
Net realized losses on investments and other transactions	—	(12)	—	(12)
Net unrealized losses on investments and other transactions	(33)	(279)	31	(281)
Total net realized and unrealized losses on investments and other transactions	(33)	(291)	31	(293)
Net income (loss)	155	(137)	(59)	(41)
Less: Net income (loss) attributable to non-controlling interests in Consolidated IHAM Vehicles	—	(137)	(59)	(196)
Net income attributable to Ivy Hill Asset Management, L.P.	$155	$—	$—	$155

	For the Year Ended December 31, 2021
(in millions)	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Statement of Operations Information:
Revenues
Investment income	$97	$285	$(93)	$289
Management fees and other income	31	7	(27)	11
Total revenues	128	292	(120)	300
Expenses
Interest expense	5	99	—	104
Distributions to subordinated notes	—	135	(101)	34
Management fees and other expenses	12	38	(27)	23
Total expenses	17	272	(128)	161
Net operating income	111	20	8	139
Net realized gains (losses) on investments and other transactions	(6)	80	(28)	46
Net unrealized gains on investments and other transactions	18	91	(15)	94
Total net realized and unrealized gains on investments and other transactions	12	171	(43)	140
Net income	123	191	(35)	279
Less: Net income attributable to non-controlling interests in Consolidated IHAM Vehicles	—	191	(35)	156
Net income attributable to Ivy Hill Asset Management, L.P.	$123	$—	$—	$123
________________________________________
(1)Consolidated for GAAP purposes only.

RESULTS OF OPERATIONS

For the years ended December 31, 2022 and 2021

Operating results for the years ended December 31, 2022 and 2021 were as follows:

	For the Years Ended December 31,
(in millions)	2022	2021
Total investment income	$2,096	$1,820
Total expenses	949	1,050
Net investment income before income taxes	1,147	770
Income tax expense, including excise tax	55	29
Net investment income	1,092	741
Net realized gains on investments, foreign currency and other transactions	81	283
Net unrealized (losses) gains on investments, foreign currency and other transactions	(525)	586
Realized loss on extinguishment of debt	(48)	(43)
Net increase in stockholders’ equity resulting from operations	$600	$1,567

Net income can vary substantially from period to period due to various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net increase in stockholders’ equity resulting from operations may not be meaningful.

Investment Income

	For the Years Ended December 31,
(in millions)	2022	2021
Interest income from investments	$1,470	$1,247
Capital structuring service fees	153	306
Dividend income	424	222
Other income	49	45
Total investment income	$2,096	$1,820

Interest income from investments for the year ended December 31, 2022 increased from the comparable period in 2021 primarily as a result of an increase in the average size of our portfolio as well as the impact of rising interest rates. The average size and weighted average yield of our portfolio at amortized cost for the years ended December 31, 2022 and 2021 were as follows:

	For the Years Ended December 31,
(dollar amounts in millions)	2022	2021
Average size of portfolio	$20,704	$17,053
Weighted average yield on portfolio	9.0%	8.5%

Capital structuring service fees for the year ended December 31, 2022 decreased from the comparable period in 2021 primarily due to a decrease in new investment commitments and a decrease in the weighted average capital structuring service fee percentage during the year ended December 31, 2022. The higher weighted average capital structuring service fee percentage during the year ended December 31, 2021 as compared to the comparable period in 2022 was primarily due to a higher number of transactions in new portfolio companies. The new investment commitments and weighted average capital structuring service fee percentages for the years ended December 31, 2022 and 2021 were as follows:

	For the Years Ended December 31,
(dollar amounts in millions)	2022	2021
New investment commitments	$9,870	$15,573
Weighted average capital structuring service fee percentages(1)	1.5%	2.0%

_______________________________________________________________________________

(1)    Excluding $1,544 million and $348 million of investment commitments to IHAM for the years ended December 31, 2022 and 2021, respectively, the weighted average capital structuring service fee percentage was 1.8% and 2.0%, respectively.

Dividend income for the years ended December 31, 2022 and 2021 were as follows:

	For the Years Ended December 31,
(in millions)	2022	2021
Dividend income received from IHAM	$205	$93
Recurring dividend income	208	110
Non-recurring dividend income	11	19
Total dividend income	$424	$222

Dividend income received from IHAM for the year ended December 31, 2022 increased from the comparable period in 2021 primarily due to the continued increase in IHAM’s assets under management, which generally has been supported by our additional investments in IHAM. Recurring dividend income for the year ended December 31, 2022 increased from the comparable period in 2021 primarily due to an increase in yielding preferred equity investments.

Operating Expenses

	For the Years Ended December 31,
(in millions)	2022	2021
Interest and credit facility fees	$455	$372
Base management fees	305	253
Income based fees	252	225
Capital gains incentive fees(1)	(101)	161
Administrative fees	11	15
Other general and administrative	27	24
Total expenses	$949	$1,050
_______________________________________________________________________________

(1)Calculated in accordance with GAAP as discussed below.

Interest and credit facility fees for the years ended December 31, 2022 and 2021, were comprised of the following:

	For the Years Ended December 31,
(in millions)	2022	2021
Stated interest expense	$411	$308
Credit facility fees	18	33
Amortization of debt issuance costs	30	29
Net (amortization) accretion of discount on notes payable	(4)	2
Total interest and credit facility fees	$455	$372

Stated interest expense for the year ended December 31, 2022 increased from the comparable period in 2021 primarily due to the increase in the average principal amount of debt outstanding and the rising interest rates on our floating rate revolving facilities. Our weighted average stated interest rate for the year ended December 31, 2022 increased from the comparable period in 2021 due to the higher utilization of our floating rate revolving facilities and the impact of rising interest rates. Average debt outstanding and weighted average stated interest rate on our debt outstanding for the years ended December 31, 2022 and 2021 were as follows:

	For the Years Ended December 31,
(dollar amounts in millions)	2022	2021
Average debt outstanding	$11,530	$9,411
Weighted average stated interest rate on debt	3.6%	3.3%

Credit facility fees for the year ended December 31, 2022 were lower from the comparable period in 2021 primarily due to the higher utilization of our revolving facilities resulting in lower unused commitment fees.

Base management fees for the year ended December 31, 2022 increased from the comparable period in 2021 primarily due to the increase in the average size of our portfolio for the year ended December 31, 2022 as compared to the comparable period in 2021.

Income based fees for the year ended December 31, 2022 increased from the comparable period in 2021 primarily due to the pre-incentive fee net investment income, as defined in the investment advisory and management agreement for the year ended December 31, 2022 being higher than in the comparable period in 2021.

For the year ended December 31, 2022, the reduction in the capital gains incentive fee calculated in accordance with GAAP was $101 million. For the year ended December 31, 2021, the capital gains incentive fee calculated in accordance with GAAP was $161 million. The capital gains incentive fee accrual for the year ended December 31, 2022 changed from the comparable period in 2021 primarily due to net losses on investments, foreign currency, other transactions and the extinguishment of debt of $492 million compared to net gains of $826 million for the year ended December 31, 2021. The capital gains incentive fee accrued under GAAP includes an accrual related to unrealized capital appreciation, whereas the capital gains incentive fee actually payable under our investment advisory and management agreement does not. There can be no assurance that such unrealized capital appreciation will be realized in the future. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. As of December 31, 2022, there was $35 million of capital gains incentive fees accrued in accordance with GAAP. As of December 31, 2022, there was no capital gains incentive fee actually payable under our investment advisory and management agreement. See Note 3 to our consolidated financial statements for the year ended December 31, 2022, for more information on the base management fees, income based fees and capital gains incentive fees.

Cash payment of any income based fees and capital gains incentive fees otherwise earned by our investment adviser is deferred if during the most recent four full calendar quarter period ending on or prior to the date such payment is to be made the sum of (a) the aggregate distributions to our stockholders and (b) the change in net assets (defined as total assets less indebtedness and before taking into account any income based fees and capital gains incentive fees payable during the period) is less than 7.0% of our net assets (defined as total assets less indebtedness) at the beginning of such period. These calculations will be adjusted for any share issuances or repurchases. Any income based fees and capital gains incentive fees deferred for payment are carried over for payment in subsequent calculation periods to the extent such fees are payable under the terms of the investment advisory and management agreement. Pursuant to these terms, payment of $81 million of the income based fees earned by our investment adviser for the year ended December 31, 2022 has been deferred. See Note 3 to our consolidated financial statements for the year ended December 31, 2022, for more information on the related deferral terms.

Administrative fees represent fees paid to Ares Operations for our allocable portion of overhead and other expenses incurred by Ares Operations in performing its obligations under the administration agreement, including our allocable portion of the compensation, rent and other expenses of certain of our corporate officers and their respective staffs. See Note 3 to our consolidated financial statements for the year ended December 31, 2022, for more information on the administrative fees.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the years ended December 31, 2022 and 2021, we recorded an expense of $30 million and $24 million, respectively, for U.S. federal excise tax.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the years ended December 31, 2022 and 2021, we recorded a net tax expense of $25 million and $6 million, respectively, for these subsidiaries. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.

Net Realized Gains/Losses

The net realized gains (losses) from the sales, repayments or exits of investments during the years ended December 31, 2022 and 2021 were comprised of the following:

	For the Years Ended December 31,
(in millions)	2022	2021
Sales, repayments or exits of investments(1)	$7,757	$10,473
Net realized gains (losses) on investments:
Gross realized gains	$235	$442
Gross realized losses	(211)	(184)
Total net realized gains on investments	$24	$258
_______________________________________________________________________________

(1)Includes $3.4 billion and $2.4 billion of loans sold to IHAM and certain vehicles managed by IHAM during the years ended December 31, 2022 and 2021, respectively. Net realized losses of $20 million and $7 million, respectively, were recorded on these transactions with IHAM during the years ended December 31, 2022 and 2021. See Note 4 to our consolidated financial statements for the year ended December 31, 2022 for more information on IHAM and its managed vehicles.

The net realized gains on investments during the year ended December 31, 2022 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Alcami Corporation and ACM Note Holdings, LLC	$66
Athenahealth, Inc., VVC Holding Corp., Virence Intermediate Holding Corp., and Virence Holdings LLC	38
Primrose Holding Corporation	29
IRI Holdings, Inc., IRI Group Holdings, Inc. and IRI Parent, L.P.	22
Navisun LLC and Navisun Holdings LLC	19
Bearcat Buyer, Inc. and Bearcat Parent, Inc.	16
Sundance Energy Inc.	(23)
Teligent, Inc	(30)
PhyMED Management LLC	(55)
Eckler Industries, Inc. and Eckler Purchaser LLC	(57)
Other, net	(1)
Total	$24

During the year ended December 31, 2022, we also recognized net realized gains on foreign currency and other transactions of $57 million.

During the year ended December 31, 2022, we repaid in full the $388 million in aggregate principal amount of unsecured convertible notes (the “2022 Convertible Notes”) upon their maturity at a premium in accordance with the terms of the indenture governing the 2022 Convertible Notes, resulting in a realized loss on the extinguishment of debt of $48 million.

The net realized gains on investments during the year ended December 31, 2021 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
SVP-Singer Holdings Inc. and SVP-Singer Holdings LP	$110
Blue Angel Buyer 1, LLC and Blue Angel Holdco, LLC	46
GB Auto Service, Inc. and GB Auto Service Holdings, LLC	32
RMCF III CIV XXIX, L.P	30
Evolent Health LLC and Evolent Health, Inc.	21
BW Landco LLC	21
Mavis Tire Express Services Topco Corp., Metis HoldCo, Inc., and Metis TopCo, LP	18
ChargePoint Holdings, Inc.	17
QC Supply, LLC	(21)
Green Energy Partners, Stonewall LLC, Panda Stonewall Intermediate Holdings II LLC and Potomac Intermediate Holdings II LLC	(21)
Garden Fresh Restaurant Corp. and GFRC Holdings LLC	(24)
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc.	(57)
Other, net	86
Total	$258

During the year ended December 31, 2021, we also recognized net realized gains on foreign currency transactions of $25 million.

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

Net Unrealized Gains/Losses

We value our portfolio investments quarterly and the changes in value are recorded as unrealized gains or losses in our consolidated statement of operations. Net unrealized gains and losses on investments for the years ended December 31, 2022 and 2021, were comprised of the following:

	For the Years Ended December 31,
(in millions)	2022	2021
Unrealized appreciation	460	$660
Unrealized depreciation	(997)	(344)
Net unrealized (appreciation) depreciation reversed related to net realized gains or losses(1)	24	286
Total net unrealized gains (losses) on investments	$(513)	$602
_______________________________________________________________________________

(1)The net unrealized depreciation reversed related to net realized gains or losses represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior period.

For the year ended December 31, 2022, the net unrealized losses recorded on investments were largely due to declining prices in the credit and equity markets as market participants expected a higher return on similar investments as a result of the higher rate environment.

The changes in net unrealized appreciation and depreciation on investments during the year ended December 31, 2022 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Apex Clean Energy TopCo, LLC	$53
Heelstone Renewable Energy, LLC and Heelstone Renewable Energy Investors, LLC	43
Production Resource Group, L.L.C. and PRG III, LLC	34
VPROP Operating, LLC and V SandCo, LLC	33
Moon Valley Nursery of Arizona Retail, LLC, Moon Valley Nursery Farm Holdings, LLC, Moon Valley Nursery RE Holdings LLC, and Stonecourt IV Partners, LP	16
Cipriani USA, Inc. and Cipriani Group Holding S.A.R.L.	16
Mitchell International, Inc.	(16)
Olympia Acquisition, Inc., Olympia TopCo, L.P., and Asclepius Holdings LLC	(17)
Cardinal Parent, Inc. and Packers Software Intermediate Holdings, Inc.	(18)
Dcert Buyer, Inc., DCert Preferred Holdings, Inc. and Destiny Digital Holdings, L.P.	(19)
SHO Holding I Corporation	(21)
AthenaHealth Group Inc., Minerva Holdco, Inc. and BCPE Co-Invest (A), LP	(21)
High Street Buyer, Inc. and High Street Holdco LLC	(22)
Huskies Parent, Inc., GI Insurity Parent LLC and GI Insurity TopCo LP	(23)
Senior Direct Lending Program, LLC	(25)
SVP-Singer Holdings Inc. and SVP-Singer Holdings LP	(26)
TibCo Software Inc., Picard Parent, Inc., Picard MidCo, Inc., Picard HoldCo, LLC and Elliott Alto Co-Investor Aggregator L.P.	(32)
Cornerstone OnDemand, Inc. and Sunshine Software Holdings, Inc.	(32)
Global Medical Response, Inc. and GMR Buyer Corp.	(33)
Visual Edge Technology, Inc.	(34)
Potomac Intermediate Holdings II LLC	(43)
Symplr Software Inc. and Symplr Software Intermediate Holdings, Inc.	(51)
CoreLogic, Inc. and T-VIII Celestial Co-Invest LP	(62)
Other, net	(237)
Total	$(537)

During the year ended December 31, 2022, we also recognized net unrealized losses on foreign currency and other transactions of $12 million.

The changes in net unrealized appreciation and depreciation on investments during the year ended December 31, 2021 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Ivy Hill Asset Management, L.P.	$67
Athenahealth, Inc., VVC Holding Corp., Virence Intermediate Holding Corp., and Virence Holdings LLC	35
OTG Management, LLC	28
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	24
Sundance Group Holdings, Inc.	21
Microstar Logistics LLC, Microstar Global Asset Management LLC, MStar Holding Corporation and Kegstar USA Inc.	20
ADG, LLC and RC IV GEDC Investor LLC	19
CoreLogic, Inc. and T-VIII Celestial Co-Invest LP	18
High Street Buyer, Inc. and High Street Holdco LLC	17
GHX Ultimate Parent Corporation, Commerce Parent, Inc. and Commerce Topco, LLC	15
Essential Services Holding Corporation and OMERS Mahomes Investment Holdings LLC	15
Implus Footcare, LLC	(20)
Elemica Parent, Inc. & EZ Elemica Holdings, Inc.	(20)
HAI Acquisition Corporation and Aloha Topco, LLC	(20)
Redwood Services, LLC and Redwood Services Holdco, LLC	(25)
Laboratories Bidco LLC and Laboratories Topco LLC	(31)
Pegasus Global Enterprise Holdings, LLC, Mekone Blocker Acquisition, Inc. and Mekone Parent, LLC	(35)
Other, net	188
Total	$316

During the year ended December 31, 2021, we also recognized net unrealized losses on foreign currency and other transactions of $16 million.

For the years ended December 31, 2021 and 2020

The comparison of the fiscal years ended December 31, 2021 and 2020 can be found in our annual report on Form 10-K for the fiscal year ended December 31, 2021 located within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein by reference.

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

In accordance with the Investment Company Act, we are allowed to borrow amounts such that our asset coverage calculated pursuant to the Investment Company Act, is at least 150% after such borrowings (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). As of December 31, 2022, we had $303 million in cash and cash equivalents and $12.2 billion in total aggregate principal amount of debt outstanding ($12.2 billion at carrying value) and our asset coverage was 177%. Subject to borrowing base and other restrictions, we had approximately $3.9 billion available for additional borrowings under the Facilities as of December 31, 2022.

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
Equity Capital Activities

As of December 31, 2022 and 2021, our total equity market capitalization was $9.6 billion and $9.9 billion, respectively.

We may from time to time issue and sell shares of our common stock through public or “at the market” offerings. In connection with the issuance of our common stock, we issued and sold the following shares of common stock during the year ended December 31, 2022:

(in millions, except per share amount) Issuances of Common Stock	Number of Shares Issued	Gross Proceeds	Underwriting Fees/Offering Expenses	Net Proceeds	Average Offering Price Per Share(1)
Public offerings	29.6	$613.5	$29.2	$584.3	$19.74	(2)
“At the market” offerings	20.6	421.8	4.8	417.0	$20.52
Total	50.2	$1,035.3	$34.0	$1,001.3
________________________________________

(1)    Represents the gross offering price per share before deducting underwriting discounts and commissions and offering expenses.

(2)    11.2 million, 9.2 million and 9.2 million of the shares were sold to the underwriters for a price of $21.06 per share, $19.00 per share and $18.87 per share, respectively, which the underwriters were then permitted to sell at variable prices to the public. See “Recent Developments,” as well as Note 15 to our consolidated financial statements for the year ended December 31, 2022 for a subsequent event relating to our public equity offerings.

“At the Market” Offerings

We are a party to equity distribution agreements with several banks (the “Equity Distribution Agreements”). The Equity Distribution Agreements provide that we may from time to time issue and sell, by means of “at the market” offerings, up to $500 million shares of our common stock. Subject to the terms and conditions of the Equity Distribution Agreements, sales of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Under the currently effective Equity Distribution Agreements, common stock with an aggregate offering amount of $394 million remained available for issuance as of December 31, 2022.

Stock Repurchase Program

We are authorized under our stock repurchase program to purchase up to $500 million in the aggregate of our outstanding common stock in the open market at certain thresholds below our net asset value per share, in accordance with the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any share repurchases will be determined by us, in our sole discretion, based upon an evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The stock repurchase program does not require us to repurchase any specific number of shares of common stock or any shares of common stock at all. Consequently, we cannot assure stockholders that any specific number of shares of common stock, if any, will be repurchased under the stock repurchase program. As of December 31, 2022, the expiration date of the stock repurchase program is February 15, 2023. The program may be suspended, extended, modified or discontinued at any time. As of December 31, 2022, there was $500 million available for additional repurchases under the program.

During the years ended December 31, 2022 and 2021, we did not repurchase any shares of our common stock in the open market under the stock repurchase program.

See “Recent Developments,” as well as Note 15 to our consolidated financial statements for the year ended December
31, 2022 for a subsequent event relating to our stock repurchase program.

Debt Capital Activities

Our debt obligations consisted of the following as of December 31, 2022 and 2021:

	As of December 31,
	2022					2021
(in millions)	Total Aggregate Principal Amount Available/ Outstanding(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Available/ Outstanding(1)		Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$4,843	(2)	$2,246	$2,246		$4,232	(2)	$1,507	$1,507
Revolving Funding Facility	1,775		800	800		1,525		762	762
SMBC Funding Facility	800	(3)	451	451		800	(3)	401	401
BNP Funding Facility	300		245	245		300		—	—
2022 Convertible Notes	—		—	—		388		388	388	(4)
2024 Convertible Notes	403		403	399	(4)	403		403	395	(4)
2023 Notes	750		750	750	(4)	750		750	748	(4)
2024 Notes	900		900	898	(4)	900		900	897	(4)
March 2025 Notes	600		600	597	(4)	600		600	596	(4)
July 2025 Notes	1,250		1,250	1,258	(4)	1,250		1,250	1,260	(4)
January 2026 Notes	1,150		1,150	1,144	(4)	1,150		1,150	1,143	(4)
July 2026 Notes	1,000		1,000	991	(4)	1,000		1,000	988	(4)
2027 Notes	500		500	494	(4)	—		—	—
2028 Notes	1,250		1,250	1,247	(4)	1,250		1,250	1,246	(4)
2031 Notes	700		700	690	(4)	700		700	689	(4)
Total	$16,221		$12,245	$12,210		$15,248		$11,061	$11,020
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

 The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all our debt outstanding as of December 31, 2022 were 4.2% and 3.6 years, respectively, and as of December 31, 2021 were 3.1% and 4.2 years, respectively.

The ratio of total principal amount of debt outstanding to stockholders’ equity as of December 31, 2022 was 1.29:1.00 compared to 1.26:1.00 as of December 31, 2021.

Revolving Credit Facility

We are party to a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), that allows us to borrow up to $4.8 billion at any one time outstanding. The Revolving Credit Facility consists of a $1.1 billion term loan tranche and a $3.7 billion revolving tranche. For $1.0 billion of the term loan tranche, the stated maturity date is March 31, 2027. For $28 million of the term loan tranche, the stated maturity date is March 31, 2026. For the remaining $50 million of the term loan tranche, the stated maturity date is March 30, 2025. For $3.5 billion of the revolving tranche, the end of the revolving period and the stated maturity date are March 31, 2026 and March 31, 2027, respectively. For $107 million of the revolving tranche, the end of the revolving period and the stated maturity date are March 31, 2025 and March 31, 2026, respectively. For the remaining $150 million of the revolving tranche, the end of the revolving period and the stated maturity date are March 30, 2024 and March 30, 2025, respectively. The Revolving Credit Facility also provides for a feature that allows us, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of $7.3 billion. The interest rate charged on the Revolving Credit Facility is based on Secured Overnight Financing Rate (“SOFR”) (or an alternative rate of interest for certain loans, commitments and/or other extensions of credit denominated in Sterling, Canadian Dollars, Euros and certain other foreign currencies) plus a credit spread adjustment of 0.10% and an applicable spread of either 1.75% or 1.875% or an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility) plus a credit spread adjustment of 0.10% and an applicable spread of either 0.75% or 0.875%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving exposure and term loans outstanding under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of December 31, 2022, the applicable spread in effect was 1.75%. We are also required to pay a letter of credit fee of either 2.00% or 2.125% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. Additionally, we are required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. As of December 31, 2022, there was $2.2 billion outstanding under the Revolving Credit Facility and we were in compliance in all material respects with the terms of the Revolving Credit Facility.

Revolving Funding Facility

We and our consolidated subsidiary, Ares Capital CP Funding LLC (“Ares Capital CP”), are party to a revolving funding facility (as amended, the “Revolving Funding Facility”), that allows Ares Capital CP to borrow up to $1.8 billion at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility are December 29, 2024 and December 29, 2026, respectively. The interest rate charged on the Revolving Funding Facility is based on SOFR plus a credit spread adjustment of 0.10% or a “base rate” (as defined in the agreements governing the Revolving Funding Facility) plus an applicable spread of 1.90% per annum. Ares Capital CP is also required to pay a commitment fee of between 0.50% and 1.25% per annum depending on the size of the unused portion of the Revolving Funding Facility. As of December 31, 2022, there was $800 million outstanding under the Revolving Funding Facility and we and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

SMBC Funding Facility

We and our consolidated subsidiary, Ares Capital JB Funding LLC (“ACJB”), are party to a revolving funding facility (as amended, the “SMBC Funding Facility”), with ACJB, as the borrower, and Sumitomo Mitsui Banking Corporation, as the administrative agent and collateral agent, that allows ACJB to borrow up to $800 million at any one time outstanding. The SMBC Funding Facility also provides for a feature that allows ACJB, subject to receiving certain consents, to increase the overall size of the SMBC Funding Facility to $1.0 billion. The SMBC Funding Facility is secured by all of the assets held by ACJB. The end of the reinvestment period and the stated maturity date for the SMBC Funding Facility are May 28, 2024 and May 28, 2026, respectively. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement. The interest rate charged on the SMBC Funding Facility is based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over a “base rate” (as defined in the agreements governing the SMBC Funding Facility), in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. As of December 31, 2022, the applicable spread in effect was 1.75%. ACJB is also required to pay a commitment fee of between 0.50% and 1.00% per annum depending on the size of the unused portion of the SMBC Funding Facility. As of December 31, 2022, there was $451 million outstanding under the SMBC Funding Facility and we and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

BNP Funding Facility

We and our consolidated subsidiary, ARCC FB Funding LLC (“AFB”), are party to a revolving funding facility (as amended, the “BNP Funding Facility”) with AFB, as the borrower, and BNP Paribas, as the administrative agent and lender, that allows AFB to borrow up to $300 million at any one time outstanding. The BNP Funding Facility is secured by all of the assets held by AFB. The end of the reinvestment period and the stated maturity date for the BNP Funding Facility are June 11, 2023 and June 11, 2025, respectively. The reinvestment period and the stated maturity date are both subject to a one-year extension by mutual agreement. As of December 31, 2022, the interest rate charged on the BNP Funding Facility was based on three month LIBOR, or a “base rate” (as defined in the agreements governing the BNP Funding Facility) plus a margin of (i) 1.80% during the reinvestment period and (ii) 2.30% following the reinvestment period. Beginning on December 11, 2020, AFB is required to pay a commitment fee of between 0.00% and 1.25% per annum depending on the size of the unused portion of the BNP Funding Facility. As of December 31, 2022, there was $245 million outstanding under the BNP Funding Facility and we and AFB were in compliance in all material respects with the terms of the BNP Funding Facility. See “Recent Developments,” as well as Note 15 to our consolidated financial statements for the year ended December 31, 2022 for a subsequent event relating to the BNP Funding Facility.

Convertible Unsecured Notes

We have issued $403 million in aggregate principal amount of unsecured convertible notes that mature on March 1, 2024 (the “2024 Convertible Notes”) unless previously converted or repurchased in accordance with its terms. We do not have the right to redeem the 2024 Convertible Notes prior to maturity. The 2024 Convertible Notes bear interest at a rate of 4.625% per annum, payable semi-annually.

In certain circumstances, assuming the conversion date below has not already passed, the 2024 Convertible Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at the conversion rate (listed below as of December 31, 2022) subject to customary anti-dilution adjustments and the requirements of the indenture (the “2024 Convertible Notes Indenture”). Prior to the close of business on the business day immediately preceding the conversion date (listed below), holders may convert their 2024 Convertible Notes only under certain circumstances set forth in the 2024 Convertible Notes Indenture. On or after the conversion date until the close of business on the second scheduled trading day immediately preceding the maturity date for the 2024 Convertible Notes, holders may convert their 2024 Convertible Notes at any time. In addition, if we engage in certain corporate events as described in the 2024 Convertible Notes Indenture, holders of the 2024 Convertible Notes may require us to repurchase for cash all or part of the 2024 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2024 Convertible Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

Certain key terms related to the convertible features for the 2024 Convertible Notes as of December 31, 2022 are listed below.

2024 Convertible Notes
Conversion premium	15.0%
Closing stock price at issuance	$17.29
Closing stock price date	March 5, 2019
Conversion price(1)	$19.68
Conversion rate (shares per one thousand dollar principal amount)(1)	50.8028
Conversion date	December 1, 2023
________________________________________

(1)Represents conversion price and conversion rate, as applicable, as of December 31, 2022, taking into account any applicable de minimis adjustments that will be made on the conversion date.

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

Unsecured Notes

We issued certain unsecured notes (each issuance of which is referred to herein using the “defined term” set forth under the “Unsecured Notes” column of the table below and collectively referred to as the “Unsecured Notes”), that pay interest semi-annually and all principal amounts are due upon maturity. Each of the Unsecured Notes may be redeemed in whole or in part at any time at our option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indentures governing each of the Unsecured Notes, plus any accrued and unpaid interest. Certain key terms related to the features for the Unsecured Notes as of December 31, 2022 are listed below.

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

See Note 5 to our consolidated financial statements for the year ended December 31, 2022 for more information on our debt obligations.

As of December 31, 2022, we were in compliance in all material respects with the terms of the 2024 Convertible Notes Indenture and the indentures governing the Unsecured Notes.

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

RECENT DEVELOPMENTS

In January 2023, we and AFB, a wholly owned subsidiary of Ares Capital, entered into an agreement to amend AFB’s BNP Funding Facility. The amendment, among other things, (a) increased the commitments under the facility from $300 million to $500 million and (b) adjusted the interest rate charged on the BNP Funding Facility from an applicable LIBOR (subject to a floor of 0.00%) or a “base rate” plus a margin of (i) 1.80% during the reinvestment period and (ii) 2.30% following the reinvestment period to an applicable SOFR (subject to a floor of 0.00%) plus a credit spread adjustment of 0.10% or a “base rate” plus a margin of (i) 2.30% during the reinvestment period and (ii) 2.80% following the reinvestment period.

In January 2023, we completed a public equity offering pursuant to which we sold approximately 12.1 million shares of common stock at a price of $18.53 per share to the participating underwriters, with net proceeds totaling approximately $223.4 million, after giving effect to underwriting fees and estimated offering expenses.
In February 2023, our board of directors authorized an amendment to our existing stock repurchase program to extend the expiration date of the program from February 15, 2023 to February 15, 2024. Under the stock repurchase program, we may repurchase up to $500 million in the aggregate of our outstanding common stock in the open market at a price per share that meets certain thresholds below our net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors.

From January 1, 2023 through February 1, 2023, we made new investment commitments of approximately $226 million, of which $158 million were funded. Of these new investment commitments, 90% were in first lien senior secured loans, 6% were in preferred equity and 4% were in other equity. Of the approximately $226 million of new investment commitments, 90% were floating rate, 4% were fixed rate, 4% were non-income producing and 2% were on non-accrual status. The weighted average yield of debt and other income producing securities funded during the period at amortized cost was 11.4% and the weighted average yield on total investments funded during the period at amortized cost was 10.4%. We may seek to sell all or a portion of these new investment commitments, although there can be no assurance that we will be able to do so.

From January 1, 2023 through February 1, 2023, we exited approximately $372 million of investment commitments, including $23 million of loans sold to IHAM or certain vehicles managed by IHAM. Of the total investment commitments exited, 89% were first lien senior secured loans and 11% were subordinated certificates of the SDLP. All of the approximately $372 million of exited investment commitments were floating rate. The weighted average yield of debt and other income producing securities exited or repaid during the period at amortized cost was 10.9% and the weighted average yield on total investments exited or repaid during the period at amortized cost was 10.9%. Of the approximately $372 million of investment commitments exited from January 1, 2023 through February 1, 2023, we recognized total net realized gains of approximately $1 million, with no realized gains or losses recognized from the sale of loans to IHAM or certain vehicles managed by IHAM.

In addition, as of February 1, 2023, we had an investment backlog and pipeline of approximately $210 million and $55 million, respectively. Investment backlog includes transactions approved by our investment adviser’s investment committee and/or for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore we believe are likely to close. Investment pipeline includes transactions where due diligence and analysis are in process, but no formal mandate, letter of intent or signed commitment have been issued. The consummation of any of the investments in this backlog and pipeline depends upon, among other things, one or more of the following: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. In addition, we may sell all or a portion of these investments and certain of these investments may result in the repayment of existing investments. We cannot assure you that we will make any of these investments or that we will sell all or any portion of these investments.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. The critical accounting estimates should be read in conjunction with our risk factors as disclosed in “Item 1A. Risk Factors.” See Note 2 to our consolidated financial statements for the year ended December 31, 2022 for more information on our critical accounting policies.

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

Effective October 1, 2022, pursuant to Rule 2a-5 under the 1940 Act, our board of directors selected our investment adviser as our valuation designee to perform the fair value determinations for investments held by us without readily available market quotations.

Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, we look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available (i.e., substantially all of our investments) are valued at fair value as determined in good faith by our investment adviser, as the valuation designee, subject to the oversight of our board of directors, based on, among other things, the input of independent third‑party valuation firms that have been engaged to support the valuation of such portfolio investments at least once during a trailing 12‑month period (with certain de minimis exceptions) and under a valuation policy and a consistently applied valuation process. The valuation process is conducted at the end of each fiscal quarter by our investment adviser, and a portion of our investment portfolio at fair value is subject to review by an independent third-party valuation firm each quarter. In addition, our independent registered public accounting firm obtains an understanding of, and performs select procedures relating to, our valuation process within the context of performing our integrated audit.

As part of the valuation process, our investment adviser may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, changes in the interest rate environment and the credit markets, which may affect the price at which similar investments would trade in their principal markets and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, our investment adviser considers the pricing indicated by the external event to corroborate the valuation.

Because there is not a readily available market value for most of the investments in our portfolio, substantially all of our portfolio investments are valued at fair value as determined in good faith by our investment adviser, as the valuation designee, as described herein. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

Our investment adviser, as the valuation designee, subject to the oversight of our board of directors, undertakes a multi‑step valuation process each quarter, as described below:

•Our quarterly valuation process begins with a preliminary valuation being prepared by the investment professionals responsible for the portfolio investment in conjunction with our portfolio management and valuation team.

•Preliminary valuations are reviewed and discussed by our investment adviser’s valuation committee.

•Our investment adviser’s valuation committee determines the fair value of each investment in our portfolio without a readily available market quotation in good faith based on, among other things, the input of the independent third‑party valuation firms, where applicable.

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

In addition to using the above inputs in investment valuations, we continue to employ the net asset valuation policy approved by our board of directors that is consistent with ASC 820-10. Consistent with our valuation policy, our investment adviser evaluates the source of inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. Our valuation policy considers the fact that because there is not a readily available market value for most of the investments in our portfolio, the fair value of the investments must typically be determined using unobservable inputs.

Our portfolio investments (other than as described below in the following paragraph) are typically valued using two different valuation techniques. The first valuation technique is an analysis of the enterprise value (“EV”) of the portfolio company. Enterprise value means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The primary method for determining EV uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s EBITDA (generally defined as net income before net interest expense, income tax expense, depreciation and amortization). EBITDA multiples are typically determined based upon review of market comparable transactions and publicly traded comparable companies, if any. Our investment adviser also may employ other valuation multiples to determine EV, such as revenues or, in the case of certain portfolio companies in the power generation industry, kilowatt capacity. The second method for determining EV uses a discounted cash flow analysis whereby future expected cash flows of the portfolio company are discounted to determine a present value using estimated discount rates (typically a weighted average cost of capital based on costs of debt and equity consistent with current market conditions). The EV analysis is performed to determine the value of equity investments, the value of debt investments in portfolio companies where we have control or could gain control through an option or warrant security, and to determine if there is credit impairment for debt investments. If debt investments are credit impaired, an EV analysis may be used to value such debt investments; however, in addition to the methods outlined above, other methods such as a liquidation or wind-down analysis may be utilized to estimate enterprise value. The second valuation technique is a yield analysis, which is typically performed for non-credit impaired debt investments in portfolio companies where we do not own a controlling equity position. To determine fair value using a yield analysis, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk. In the yield analysis, our investment adviser considers the current contractual interest rate, the maturity and other terms of the investment relative to the risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the enterprise value of the portfolio company. As debt investments held by us are substantially illiquid with no active transaction market, our investment adviser, as the valuation designee, depends on primary market data, including newly funded transactions, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.

For other portfolio investments such as investments in the SDLP Certificates and IHAM, discounted cash flow analysis is the primary technique utilized to determine fair value. Expected future cash flows associated with the investment are discounted to determine a present value using a discount rate that reflects estimated market return requirements.

See Note 8 to our consolidated financial statements for the year ended December 31, 2022 for more information on our valuation process.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the rising interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling, the war in Ukraine and Russia and health epidemics and pandemics introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below. For additional information concerning these risks and their potential impact on our business and our operating results, see “Risk Factors—General Risk Factors—Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations”, “Risk Factors—Risks Relating to Our Investments—Economic recessions or downturns could impair our portfolio companies and harm our operating results” and “Risk Factors—Risks Relating to Our Business—Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies”.

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, substantially all of our portfolio investments are valued at fair value as determined in good faith by our investment adviser, as the valuation designee, subject to the oversight of our board of directors based on, among other things, the input of the independent third-party valuation firms that have been engaged to support the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12-month period (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” as well as Notes 2 and 8 to our consolidated financial statements for the year ended December 31, 2022 for more information relating to our investment valuation.

Interest Rate Risk

Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. See “Risk Factors—Risks Relating to Our Business—We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.”

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

As of December 31, 2022, 71% of the investments at fair value in our portfolio bore interest and dividends at variable rates (including our investment in the SDLP Certificates which accounted for 6% of our total investments at fair value), 11% bore interest at fixed rates, 9% were non-income producing, 1% were on non-accrual status and 8% was our equity investment in IHAM which generally pays a quarterly dividend. Additionally, excluding our investment in the SDLP Certificates, 92% of the remaining variable rate investments at fair value contained interest rate floors. The Revolving Credit Facility, the Revolving Funding Facility, the SMBC Funding Facility and the BNP Funding Facility bear interest at variable rates with no interest rate floors. The Unsecured Notes and the 2024 Convertible Notes bear interest at fixed rates.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our December 31, 2022 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest and Dividend Income	Interest Expense	Net Income(1)
Up 300 basis points	$499	$112	$387
Up 200 basis points	$343	$75	$268
Up 100 basis points	$187	$37	$150
Down 100 basis points	$(155)	$(37)	$(118)
Down 200 basis points	$(308)	$(75)	$(233)
Down 300 basis points	$(454)	$(112)	$(342)
________________________________________

(1)Excludes the impact of income based fees. See Note 3 to our consolidated financial statements for the year ended December 31, 2022 for more information on the income based fees.

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

(2)Excludes the impact of income based fees. See Note 3 to our consolidated financial statements for the year ended December 31, 2022 for more information on the income based fees.

Item 8.    Financial Statements and Supplementary Data

See the Index to Consolidated Financial Statements.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.    We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2022. The Company's independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of the Company's internal control over financial reporting.

(c)    Attestation Report of the Registered Public Accounting Firm.    Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting which is set forth under the heading “Report of Independent Registered Public Accounting Firm” on page F-4.

(d)    Changes in Internal Control over Financial Reporting.    There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Subsequent to completion of the Ares funds’ investment in Daisy, in connection with Ares’s routine quarterly survey of its investment funds’ portfolio companies, Daisy informed the Ares funds that it has customer contracts with Melli Bank Plc. Melli Bank Plc has been designated by the Office of Foreign Assets Control within the U.S. Department of Treasury pursuant to Executive Order 13324. Daisy generated a total of £41,546 in annual revenues in 2021 (less than 0.01% of Daisy’s annual revenues) from its dealings with Melli Bank Plc and de minimis net profits. Daisy entered into the customer contracts with Melli Bank Plc prior to the Ares funds’ investment in Daisy.

Daisy terminated its contract with Melli Blank Plc on February 26, 2022. Following termination of the contracts, Daisy has not and does not intend to engage in any further dealings or transactions with Melli Bank Plc.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2023 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2023 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2023 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2023 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2023 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

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

3.    Exhibits.

Number	Document
3.1	Articles of Amendment and Restatement, as amended(1)
3.2	Third Amended and Restated Bylaws, as amended(2)
4.1	Form of Stock Certificate(3)
4.2	Form of Subscription Certificate(4)
4.3	Indenture, dated as of October 21, 2010, between Ares Capital Corporation and U.S. Bank National Association, as trustee(5)
4.4	Seventh Supplemental Indenture, dated as of August 10, 2017, relating to the 3.500% Notes due 2023, between Ares Capital Corporation and U.S. Bank National Association, as trustee(9)
4.5	Form of 3.500% Notes due 2023(9)
4.6	Eighth Supplemental Indenture, dated as of January 11, 2018, relating to the 4.250% Notes due 2025, between Ares Capital Corporation and U.S. Bank National Association, as trustee(7)
4.7	Form of 4.250% Notes due 2025(7)
4.8	Ninth Supplemental Indenture, dated as of March 8, 2019, relating to the 4.625% Convertible Notes due 2024, between Ares Capital Corporation and U.S. Bank National Association, as trustee(8)
4.9	Form of 4.625% Convertible Senior Notes due 2024(8)
4.10	Tenth Supplemental Indenture, dated as of June 10, 2019, relating to the 4.200% Notes due 2024, between Ares Capital Corporation and U.S. Bank National Association, as trustee(9)
4.11	Form of 4.200% Notes due 2024(9)
4.12	Eleventh Supplemental Indenture, dated as of January 15, 2020, relating to the 3.250% Notes due 2025, between the Company and U.S. Bank National Association, as trustee(10)
4.13	Form of 3.250% Notes due 2025(10)
4.14	Twelfth Supplemental Indenture, dated as of July 15, 2020, relating to the 3.875% Notes due 2026, between the Company and U.S. Bank National Association, as trustee(11)
4.15	Form of 3.875% Notes due 2026 (11)
4.16	Thirteenth Supplemental Indenture, dated as of January 13, 2021, relating to the 2.150% Notes due 2026, between the Company and U.S. Bank National Association, as trustee(12)
4.17	Form of 2.150% Notes due 2026(12)
4.18	Fourteenth Supplemental Indenture, dated as of June 10, 2021, relating to the 2.875% Notes due 2028, between the Company and U.S. Bank National Association, as trustee(13)
4.19	Form of 2.875% Notes due 2028(13)
4.20	Fifteenth Supplemental Indenture, dated as of November 4, 2021, relating to the 3.200% Notes due 2031, between the Company and U.S. Bank National Association, as trustee(14)
4.21	Form of 3.200% Notes due 2031(14)
4.22	Sixteenth Supplemental Indenture, dated as of January 13, 2022, relating to the 2.875% Notes due 2027, between the Company and U.S. Bank National Association, as trustee (15)
4.23	Form of 2.875% due 2027(15)
4.24	Description of Securities(16)
10.1	Dividend Reinvestment Plan of Ares Capital Corporation(17)
10.2	Second Amendment Restated Investment Advisory and Management Agreement between Ares Capital Corporation and Ares Capital Management LLC, dated as of June 6, 2019(19)

Number	Document
10.3	Amended and Restated Administration Agreement, dated as of June 1, 2007, between Ares Capital Corporation and Ares Operations LLC(19)
10.4	Amended and Restated Custodian Agreement, dated as of May 15, 2009, between Ares Capital Corporation and U.S. Bank National Association(20)
10.5	Amendment No. 1, dated as of December 19, 2014, to the Amended and Restated Custodian Agreement dated as of May 15, 2009, by and among Ares Capital Corporation and U.S. Bank National Association(21)
10.6	Trademark License Agreement between Ares Capital Corporation and Ares Management LLC(22)
10.7	Form of Indemnification Agreement between Ares Capital Corporation and directors and certain officers(23)
10.8	Form of Indemnification Agreement between Ares Capital Corporation and members of Ares Capital Management LLC investment committee(23)
10.9	Amended and Restated Purchase and Sale Agreement, dated as of January 22, 2010, among Ares Capital Corporation, as seller, and Ares Capital CP Funding Holdings LLC, as purchaser(24)
10.10	Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated as of June 7, 2012, among Ares Capital Corporation, as seller, and Ares Capital CP Funding Holdings LLC, as purchaser(25)
10.11	Second Tier Purchase and Sale Agreement, dated as of January 22, 2010, among Ares Capital CP Funding Holdings LLC, as seller, and Ares Capital CP Funding LLC, as purchaser(26)
10.12	Amendment No. 1 to Second Tier Purchase and Sale Agreement, dated as of June 7, 2012, among Ares Capital CP Funding Holdings LLC, as seller, and Ares Capital CP Funding LLC, as purchaser(25)
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

Number	Document
10.22
Amendment No. 9 to Loan and Servicing Agreement, dated as of October 2, 2017, among Ares Capital CP Funding LLC, as borrower, the Company, as servicer, Wells Fargo Bank, National Association, as swingline lender, as a lender and as a successor agent, Wells Fargo Securities, LLC, as the resigning agent, Bank of America, N.A. as a lender, U.S. Bank National Association as collateral custodian, trustee and bank, and the other lenders party thereto(33)

10.23
Amendment No. 10 to Loan and Servicing Agreement, dated as of October 2, 2018, among Ares Capital CP Funding LLC, Ares Capital Corporation, Wells Fargo Bank National Association, as the agent and Wells Fargo Bank, National Association, as a lender and Bank of America, N.A.(34)

10.24
Amendment No. 11 to Loan and Servicing Agreement, dated as of December 14, 2018, among Ares Capital CP Funding LLC, Ares Capital Corporation, Wells Fargo Bank National Association, as the agent and Wells Fargo Bank, National Association, as a lender and Bank of America, N.A.(35)

10.25
Amendment No. 12 to Loan and Servicing Agreement, dated as of June 18, 2019, among Ares Capital CP Funding LLC, as the borrower, Ares Capital Corporation, as the servicer, Wells Fargo Bank, National Association, as the agent, Wells Fargo Bank, National Association, as a lender, Bank of America, N.A, as a lender and U.S. Bank National Association, as trustee, bank and collateral custodian(36)

10.26
Amendment No. 13 to Loan and Servicing Agreement, dated as of January 31, 2020, among Ares Capital CP Funding LLC, as the borrower, Ares Capital Corporation, as the servicer, Wells Fargo Bank, National Association, as the agent, Wells Fargo Bank, National Association, as a lender, Bank of America, N.A, as a lender, TIAA, FSB, as a lender, Sampension Livsforsikring A/S, as a lender, Arkitekternes Pensionskasse, as a lender, Pensionskassen for Jordbrugsakademikere og Dyrlæger, as a lender and U.S. Bank National Association, as trustee, bank and collateral custodian(37)

10.27
Amendment No. 14 to Loan and Servicing Agreement, dated as of November 13, 2020, among Ares Capital CP Funding LLC, as borrower, the Company, as servicer, Wells Fargo Bank, National Association, as agent, Wells Fargo Bank, National Association, as a lender, and Bank of America, N.A., as a lender, and U.S. Bank National Association, as trustee, bank and collateral custodian(33)

10.28
Amendment No. 15 to Loan and Servicing Agreement, dated as of December 29, 2021, among Ares Capital CP Funding LLC, as borrower, the Company as servicer, Wells Fargo Bank, National Association, as agent, the lenders named therein, and U.S. Bank National Association, as trustee, bank and collateral custodian(38)

10.29	Amendment No. 16 to Loan and Servicing Agreement, dated as of June 30, 2022, among Ares Capital CP Funding LLC, as the borrower, Ares Capital Corporation, as the servicer, Wells Fargo Bank, National Association, as the agent, Wells Fargo Bank, National Association, as a lender, Bank of America, N.A, as a lender, Sampension Livsforsikring A/S, as a lender, Arkitekternes Pensionskasse, as a lender, Pensionskassen for Jordbrugsakademikere og Dyrlæger, as a lender, Canadian Imperial Bank of Commerce, as a lender, U.S. Bank Trust Company, National Association, as trustee and U.S. Bank National Association, as bank and collateral custodian(39)
10.30
Thirteenth Amended and Restated Senior Secured Revolving Credit Agreement, dated as of March 31, 2022, among Ares Capital Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent(40)

10.31	Loan and Servicing Agreement, dated as of January 20, 2012, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, collateral agent and lender, and U.S. Bank National Association, as collateral custodian and bank(41)
10.32	Purchase and Sale Agreement, dated as of January 20, 2012, between Ares Capital JB Funding LLC, as purchaser, and Ares Capital Corporation, as seller(41)
10.33
Revolving Credit and Security Agreement, dated as of June 11, 2020, among ARCC FB Funding LLC, as the borrower, BNP Paribas, as the administrative agent, Ares Capital Corporation as equity holder and servicer, and U.S. Bank National Association as collateral agent(42)

10.34	Purchase and Sale Agreement, dated as of June 11, 2020, between ARCC FB Funding LLC, as the purchaser and Ares Capital Corporation, as the seller(42)
10.35
Amendment No. 1, dated as of December 21, 2020, among ARCC FB Funding LLC, as the borrower, BNP Paribas, as the administrative agent, Ares Capital Corporation as equity holder and servicer, and U.S. Bank National Association as collateral agent(43)

10.36
Second Amendment to the Revolving Credit and Security Agreement, dated as of June 29, 2021, among ARCC FB Funding LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, Ares Capital Corporation, as equityholder and servicer, and U.S. Bank National Association, as collateral agent(44)

Number	Document
10.37	Third Amendment to the Revolving Credit and Security Agreement, dated as of August 17, 2022, among ARCC FB Funding LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, Ares Capital Corporation, as equityholder and servicer, and U.S. Bank Trust Company, National Association, as collateral agent*
10.38	Fourth Amendment to the Revolving Credit and Security Agreement, dated as of January 9, 2023, among ARCC FB Funding LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, Ares Capital Corporation, as equityholder and servicer, and U.S. Bank National Association, as collateral agent*
10.39
Omnibus Amendment No. 1, dated as of September 14, 2012, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012, and the Purchase and Sale Agreement, dated as of January 20, 2012)(45)

10.40
Omnibus Amendment No. 2, dated as of December 20, 2013, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012, and the Purchase and Sale Agreement, dated as of January 20, 2012)(46)

10.41
Omnibus Amendment No. 3, dated as of June 30, 2015, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012, and the Purchase and Sale Agreement, dated as of January 20, 2012)(47)

10.42
Omnibus Amendment No. 4, dated as of August 24, 2017, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012)(48)

10.43
Omnibus Amendment No. 5, dated as of September 12, 2018, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012)(49)

10.44
Omnibus Amendment No. 6, dated as of September 10, 2019, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012 and the Purchase and Sale Agreement, dated as of January 20, 2012)(50)

10.45	Omnibus Amendment No. 7, dated as of December 31, 2019, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012 and the Purchase and Sale Agreement, dated as of January 20, 2012)(51)
10.46	Amendment No. 8, dated as of May 28, 2021, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012)(52)
10.47	Equity Distribution Agreement, dated as of May 27, 2022, among Ares Capital Corporation, Ares Capital Management LLC, Ares Operations LLC and Regions Securities LLC(53)
10.48	Equity Distribution Agreement, dated as of May 27, 2022, among Ares Capital Corporation, Ares Capital Management LLC, Ares Operations LLC and Truist Securities, Inc.(53)
10.49	Equity Distribution Agreement, dated as of May 27, 2022, among Ares Capital Corporation, Ares Capital Management LLC, Ares Operations LLC and SMBC Nikko Securities America, Inc.(53)
11.1	Statement of Computation of Per Share Earnings(54)
14.1	Code of Ethics(55)
21.1	Subsidiaries of Ares Capital Corporation*
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Number	Document
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	Report of Independent Registered Public Accounting Firm on Supplemental Information*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
________________________________________

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q (File No. 814-00663), for the quarter ended March 31, 2022 filed on April 26, 2022.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2018, filed on February 12, 2019.
(3)	Incorporated by reference to Exhibit (d) to the Company’s pre effective Amendment No. 2 to the Registration Statement under the Securities Act of 1933, as amended, on Form N 2 (File No. 333 114656), filed on September 28, 2004.
(4)	Incorporated by reference to Exhibit (d)(4) to the Company’s pre effective Amendment No. 2 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-149139), filed on April 9, 2008.
(5)	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8 K (File No. 814 00663), filed on October 22, 2010.
(6)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on August 10, 2017.
(7)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on January 11, 2018.
(8)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8 K (File No. 814 00663), filed on March 8, 2019.
(9)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8 K (File No. 814 00663), filed on June 10, 2019.
(10)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8 K (File No. 814 00663), filed on January 15, 2020.
(11)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed July 15, 2020.
(12)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8 K (File No. 814-00663), filed on January 13, 2021.
(13)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on June 10, 2021.
(14)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on November 4, 2021.
(15)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on January 13, 2022.
(16)	Incorporated by reference to Exhibit 4.23 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2019, filed on February 12, 2020.
(17)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2018, filed on February 12, 2019.
(18)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on June 7, 2019.
(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 814-00663) for the quarter ended June 30, 2007, filed on August 9, 2007.
(20)	Incorporated by reference to Exhibit (j) to the Company’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-158211), filed on May 28, 2009.

(21)	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2014, filed on February 26, 2015.
(22)	Incorporated by reference to Exhibit 99(K)(3) to the Company’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-114656), filed on September 17, 2004.
(23)	Incorporated by reference to Exhibits (k)(3) and (k)(4), as applicable, to the Company’s Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-188175), filed on April 26, 2013.
(24)	Incorporated by reference to Exhibits 10.2 through 10.4, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on January 25, 2010.
(25)	Incorporated by reference to Exhibits 10.1 through 10.3, as applicable, to the Company’s Form 8-K (File No. 814-0663), filed on June 8, 2012.
(26)	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q (File No. 814-00663) for the quarter ended March 30, 2010, filed on May 10, 2010.
(27)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 19, 2011.
(28)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on October 14, 2011.
(29)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 19, 2012.
(30)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 28, 2013.
(31)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on May 15, 2014.
(32)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 4, 2017.
(33)	Incorporated by reference to Exhibits 10.22 and 10.27 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2021, filed on February 9, 2022.
(34)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on October 3, 2018.
(35)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on December 17, 2018.
(36)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on June 19, 2019.
(37)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on February 3, 2020.
(38)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8‑K (File No. 814‑00663), filed on January 3, 2022.
(39)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on July 1, 2022.
(40)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on April 5, 2022.
(41)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on January 24, 2012.
(42)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on June 16, 2020.
(43)	Incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K (File No. 814-00663), for the year ended December 30, 2020, filed on February 10, 2021.
(44)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on July 1, 2021.
(45)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on September 17, 2012.
(46)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on December 23, 2013.
(47)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on July 1, 2015.
(48)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on August 28, 2017.
(49)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on September 13, 2018.
(50)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on September 10, 2019.
(51)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 2, 2020.
(52)	Incorporated by reference to Exhibit 10.1 and 10.2 to the Company’s Form 8-K (File No. 814-00663), filed on May 28, 2021.

(53)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 to the Company’s Form 8‑K (File No. 814‑00663), filed on May 27, 2022.
(54)	Included in Note 10 to the Company’s Notes to Consolidated Financial Statements filed herewith.
(55)	Incorporated by reference to Exhibit (r) to the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-212142), filed on June 14, 2017.

Item 16.    Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Ares Capital Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ares Capital Corporation and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 7, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of investments owned as of December 31, 2022 and 2021 by correspondence with custodians, portfolio companies, agents, or other appropriate audit procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
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
February 7, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Ares Capital Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Ares Capital Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company, including the consolidated schedules of investments, as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 7, 2023, expressed an unqualified opinion on those consolidated financial statements.

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
February 7, 2023

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions, except per share data)

	As of December 31,
	2022	2021
ASSETS
Investments at fair value
Non-controlled/non-affiliate company investments	$17,296	$17,056
Non-controlled affiliate company investments	364	373
Controlled affiliate company investments	4,120	2,580
Total investments at fair value (amortized cost of $22,043 and $19,810, respectively)	21,780	20,009
Cash and cash equivalents	303	372
Restricted cash	34	114
Interest receivable	176	142
Receivable for open trades	4	80
Other assets	81	99
Operating lease right-of-use asset	20	27
Total assets	$22,398	$20,843
LIABILITIES
Debt	$12,210	$11,020
Base management fees payable	79	69
Income based fees payable	81	67
Capital gains incentive fees payable	35	161
Interest and facility fees payable	105	100
Payable to participants	34	114
Payable for open trades	22	216
Accounts payable and other liabilities	167	111
Secured borrowings	79	74
Operating lease liabilities	31	43
Total liabilities	12,843	11,975
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share, 700 and 600 common shares authorized, respectively; 519 and 468 common shares issued and outstanding, respectively	1	—
Capital in excess of par value	9,556	8,553
Accumulated (overdistributed) undistributed earnings	(2)	315
Total stockholders’ equity	9,555	8,868
Total liabilities and stockholders’ equity	$22,398	$20,843
NET ASSETS PER SHARE	$18.40	$18.96

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)

	For the Years Ended December 31,
	2022	2021	2020

INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest income (excluding payment-in-kind (“PIK”) interest income)	$1,141	$911	$844
PIK interest income	121	133	116
Capital structuring service fees	133	285	128
Dividend income	194	122	74
Other income	43	40	50
Total investment income from non-controlled/non-affiliate company investments	1,632	1,491	1,212
From non-controlled affiliate company investments:
Interest income (excluding PIK interest income)	8	7	9
PIK interest income	5	4	3
Capital structuring service fees	—	—	1
Dividend income	2	—	—
Other income	—	1	—
Total investment income from non-controlled affiliate company investments	15	12	13
From controlled affiliate company investments:
Interest income (excluding PIK interest income)	183	164	156
PIK interest income	12	28	31
Capital structuring service fees	20	21	20
Dividend income	228	100	75
Other income	6	4	4
Total investment income from controlled affiliate company investments	449	317	286
Total investment income	2,096	1,820	1,511
EXPENSES:
Interest and credit facility fees	455	372	317
Base management fees	305	253	217
Income based fees	252	225	184
Capital gains incentive fees	(101)	161	(58)
Administrative fees	11	15	13
Other general and administrative	27	24	25
Total expenses	949	1,050	698
NET INVESTMENT INCOME BEFORE INCOME TAXES	1,147	770	813
Income tax expense, including excise tax	55	29	19
NET INVESTMENT INCOME	1,092	741	794
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS, FOREIGN CURRENCY AND OTHER TRANSACTIONS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	56	129	(159)
Non-controlled affiliate company investments	6	68	16
Controlled affiliate company investments	(38)	61	(5)
Foreign currency and other transactions	57	25	(18)
Net realized gains (losses)	81	283	(166)
Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	(585)	556	(284)
Non-controlled affiliate company investments	71	(16)	(2)
Controlled affiliate company investments	1	62	142
Foreign currency and other transactions	(12)	(16)	—
Net unrealized gains (losses)	(525)	586	(144)
Net realized and unrealized gains (losses) on investments, foreign currency and other transactions	(444)	869	(310)
REALIZED LOSS ON EXTINGUISHMENT OF DEBT	(48)	(43)	—
NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$600	$1,567	$484
NET INCOME PER COMMON SHARE (see Note 10)
Basic	$1.21	$3.51	$1.14
Diluted	$1.19	$3.51	$1.14
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING (see Note 10)
Basic	498	446	424
Diluted	518	446	424
See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Software & Services
2U, Inc.	Provider of course design and learning management system to educational institutions	First lien senior secured loan	10.16%	LIBOR (Q)	5.75%	6/2021	12/2024		$14.6	$14.4	$14.3	(2)(6)(11)
AffiniPay Midco, LLC and AffiniPay Intermediate Holdings, LLC (15)	Payment processing solution provider	First lien senior secured loan	10.64%	SOFR (A)	5.75%	6/2022	6/2028		120.6	118.4	115.7	(2)(11)
		First lien senior secured loan	10.45%	SOFR (A)	5.75%	2/2020	6/2028		63.3	63.3	60.8	(2)(11)
		Senior subordinated loan	14.70% PIK	SOFR (Q)	10.00%	2/2020	6/2030		56.8	56.8	54.4	(2)(11)
										238.5	230.9
Anaplan, Inc. (15)	Provider of cloud-based connected planning platforms for business analytics	First lien senior secured loan	10.82%	SOFR (M)	6.50%	6/2022	6/2029		1.8	1.8	1.7	(2)(11)
Anaqua Parent Holdings, Inc. & Astorg VII Co-Invest Anaqua (15)	Provider of intellectual property management lifecycle software	First lien senior secured loan	7.52%	Euribor (S)	5.50%	4/2019	4/2026		4.4	4.6	4.4	(2)
		First lien senior secured loan	9.11%	LIBOR (S)	5.25%	6/2021	4/2026		1.0	1.0	1.0	(2)(11)
		Limited partnership units				6/2019		4,400,000		4.2	8.3	(2)(6)
										9.8	13.7
APG Intermediate Holdings Corporation and APG Holdings, LLC (4)(15)	Aircraft performance software provider	First lien senior secured loan	10.36%	LIBOR (S)	5.25%	1/2020	1/2025		13.3	13.3	13.2	(2)(11)
		Class A membership Units				1/2020		9,750,000		9.8	8.6	(2)
										23.1	21.8
Appriss Health, LLC and Appriss Health Intermediate Holdings, Inc. (15)	Software platform for identification, prevention and management of substance use disorder	First lien senior secured loan	11.54%	LIBOR (M)	7.25%	5/2021	5/2027		5.7	5.7	5.7	(2)(11)
		Series A preferred shares	11.00% PIK			5/2021		32,236		38.7	35.6	(2)
										44.4	41.3
Apptio, Inc. (15)	Provider of cloud-based technology business management solutions	First lien senior secured revolving loan	9.93%	LIBOR (Q)	6.00%	1/2019	1/2025		2.5	2.5	2.5	(2)(11)
		First lien senior secured loan	9.94%	LIBOR (Q)	6.00%	1/2019	1/2025		15.1	15.1	15.1	(2)(11)
										17.6	17.6
Avalara, Inc. (15)	Provider of cloud-based solutions for transaction tax compliance worldwide	First lien senior secured loan	11.83%	SOFR (Q)	7.25%	10/2022	10/2028		72.2	72.2	70.4	(2)(11)
Avetta, LLC (15)	Supply chain risk management SaaS platform for global enterprise clients	First lien senior secured loan	10.16%	LIBOR (Q)	5.75%	7/2021	4/2024		0.2	0.2	0.1	(2)(11)
AxiomSL Group, Inc. and Calypso Group, Inc. (15)	Provider of risk data management and regulatory reporting software	First lien senior secured loan	10.13%	LIBOR (M)	5.75%	7/2021	12/2027		21.2	20.8	21.2	(2)(11)
Banyan Software Holdings, LLC and Banyan Software, LP (15)	Vertical software businesses holding company	First lien senior secured revolving loan	10.88%	LIBOR (Q)	6.50%	10/2020	10/2025		0.9	0.9	0.9	(2)(11)
		First lien senior secured loan	11.23%	LIBOR (Q)	6.50%	12/2021	10/2026		20.3	20.3	20.3	(2)(11)
7

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	11.23%	LIBOR (Q)	6.50%	10/2020	10/2026		1.0	1.0	1.0	(2)(11)
		Preferred units				1/2022		120,999		4.1	5.4	(2)
										26.3	27.6
Borrower R365 Holdings LLC (15)	Provider of restaurant enterprise resource planning systems	First lien senior secured loan	8.23% (3.00% PIK)	LIBOR (Q)	3.50%	6/2021	6/2027		15.9	15.7	15.9	(2)(11)
		First lien senior secured loan	8.23% (3.00% PIK)	LIBOR (Q)	3.50%	1/2022	6/2027		1.4	1.4	1.4	(2)(11)
										17.1	17.3
Bottomline Technologies, Inc. (15)	Provider of payment automation solutions	First lien senior secured loan	9.82%	SOFR (M)	5.50%	5/2022	5/2029		18.0	18.0	17.6	(2)(11)
Businessolver.com, Inc. (15)	Provider of SaaS-based benefits solutions for employers and employees	First lien senior secured loan	9.67%	LIBOR (S)	5.50%	12/2021	12/2027		14.7	14.7	14.5	(2)(11)
CallMiner, Inc.	Provider of cloud-based conversational analytics solutions	Warrant to purchase shares of Series 1 preferred stock				7/2014	7/2024	2,350,636		—	—
Cardinal Parent, Inc. and Packers Software Intermediate Holdings, Inc. (15)	Provider of software and technology-enabled content and analytical solutions to insurance brokers	First lien senior secured revolving loan	11.00%	Base Rate (Q)	3.50%	11/2020	11/2025		3.4	3.4	3.0	(2)(11)
		Second lien senior secured loan	12.46%	LIBOR (Q)	7.75%	11/2020	11/2028		64.3	64.3	57.8	(2)(11)
		Series A preferred shares	15.73% PIK	LIBOR (Q)	11.00%	11/2020		24,898		32.1	26.3	(2)
		Series A-2 preferred shares	15.73% PIK	LIBOR (Q)	11.00%	12/2020		8,963		11.4	9.4	(2)
		Series A-3 preferred shares	11.00% PIK			11/2021		11,952		13.5	11.1	(2)
										124.7	107.6
Community Brands ParentCo, LLC (15)	Software and payment services provider to non-profit institutions	First lien senior secured loan	10.17%	SOFR (M)	5.75%	2/2022	2/2028		10.6	10.6	10.4	(2)(11)
		Class A units				12/2016		500,000		5.0	6.4	(2)
										15.6	16.8
Computer Services, Inc.	Infrastructure software provider to community banks	First lien senior secured loan	11.15%	SOFR (Q)	6.75%	11/2022	11/2029		34.1	34.1	33.0	(2)(11)
Consilio Midco Limited, Compusoft US LLC, and Consilio Investment Holdings, L.P. (15)	Provider of sales software for the interior design industry	First lien senior secured revolving loan	8.32%	EURIBOR (Q)	6.25%	11/2021	5/2028		0.8	0.8	0.8	(2)(6)(11)
		First lien senior secured loan	10.48%	SOFR (Q)	5.75%	6/2022	5/2028		11.7	11.7	11.4	(2)(6)(11)
		First lien senior secured loan	10.48%	SOFR (Q)	5.75%	5/2021	5/2028		74.8	74.8	72.6	(2)(6)(11)
		First lien senior secured loan	8.39%	Euribor (Q)	6.25%	11/2021	5/2028		26.9	28.3	26.1	(2)(6)
		Common units				5/2021		4,799,000		4.8	6.5	(2)(6)
		Series A common units				9/2022		23,340		0.2	—	(2)(6)
										120.6	117.4
CoreLogic, Inc. and T-VIII Celestial Co-Invest LP (15)	Provider of information, insight, analytics, software and other outsourced services primarily to the mortgage, real estate and insurance sectors	Second lien senior secured loan	10.94%	LIBOR (M)	6.50%	6/2021	6/2029		155.7	155.7	129.2	(2)(11)
		Limited partnership units				4/2021		59,665,989		59.7	48.8	(2)
										215.4	178.0

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Cority Software Inc., Cority Software (USA) Inc., and Cority Parent, Inc. (15)	Provider of environmental, health and safety software to track compliance data	First lien senior secured loan	10.31%	SOFR (Q)	6.00%	9/2022	7/2026		6.2	6.2	6.2	(2)(6)(11)
		First lien senior secured loan	9.06%	SOFR (Q)	5.50%	10/2019	7/2026		4.4	4.4	4.3	(2)(6)(11)
		First lien senior secured loan	11.06%	SOFR (Q)	7.50%	9/2020	7/2026		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	9.06%	SOFR (Q)	5.50%	7/2019	7/2026		6.3	6.3	6.2	(2)(6)(11)
		Preferred equity	9.00% PIK			7/2019		198		0.3	0.7	(2)(6)
		Common equity				7/2019		190,143		—	—	(2)(6)
										17.3	17.5
Cornerstone OnDemand, Inc. and Sunshine Software Holdings, Inc. (15)	Provider of a cloud-based, SaaS platform for talent management	First lien senior secured revolving loan	7.51%	LIBOR (M)	3.25%	10/2021	10/2026		21.9	21.9	19.7	(2)(14)
		Second lien senior secured loan	10.88%	LIBOR (M)	6.50%	10/2021	10/2029		137.5	137.5	123.7	(2)(11)
		Series A preferred shares	10.50% PIK			10/2021		116,413		131.8	109.4	(2)
		Class A-1 common stock				10/2021		1,360,100		13.6	15.2	(2)
										304.8	268.0
Datix Bidco Limited	Global healthcare software company that provides software solutions for patient safety and risk management	First lien senior secured loan	8.95%	SOFR (S)	4.50%	11/2022	4/2025		4.3	4.2	4.2	(2)(6)
		Second lien senior secured loan	12.20%	SOFR (S)	7.75%	11/2022	4/2026		0.7	0.7	0.7	(2)(6)
										4.9	4.9
Dcert Buyer, Inc., DCert Preferred Holdings, Inc. and Destiny Digital Holdings, L.P.	Provider of internet security tools and solutions	First lien senior secured loan	8.70%	SOFR (S)	4.00%	5/2022	10/2026		1.0	1.0	0.9	(2)
		Second lien senior secured loan	11.70%	SOFR (S)	7.00%	5/2022	2/2029		11.0	10.3	10.7	(2)
		Series A preferred shares	10.50% PIK			5/2021		129,822		153.0	134.6	(2)
		Series A units				5/2021		817,194		13.3	12.5	(2)
										177.6	158.7
Denali Holdco LLC and Denali Apexco LP (15)	Provider of cybersecurity audit and assessment services	First lien senior secured loan	10.52%	LIBOR (Q)	5.75%	7/2022	9/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.52%	LIBOR (Q)	5.75%	9/2021	9/2027		0.1	0.1	0.1	(2)(11)
		Class A units				2/2022		2,549,000		2.5	2.4	(2)
										2.7	2.6
Diligent Corporation and Diligent Preferred Issuer, Inc. (15)	Provider of secure SaaS solutions for board and leadership team documents	First lien senior secured revolving loan	10.63%	LIBOR (M)	6.25%	8/2020	8/2025		0.7	0.6	0.7	(2)(11)(14)
		First lien senior secured loan	10.63%	LIBOR (M)	6.25%	8/2020	8/2025		35.9	35.4	35.2	(2)(11)
		First lien senior secured loan	10.63%	LIBOR (M)	6.25%	7/2021	8/2025		2.0	2.0	2.0	(2)(11)
		First lien senior secured loan	10.13%	LIBOR (M)	5.75%	3/2021	8/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.13%	LIBOR (M)	5.75%	4/2021	8/2025		0.1	0.1	0.1	(2)(11)
		Preferred stock	10.50% PIK			4/2021		13,140		15.0	13.8	(2)
										53.2	51.9

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Drilling Info Holdings, Inc. and Titan DI Preferred Holdings, Inc.	SaaS based business analytics company focused on oil and gas industry	Second lien senior secured loan	12.63%	LIBOR (M)	8.25%	2/2020	7/2026		25.0	25.0	24.8	(2)
		Preferred stock	13.50% PIK			2/2020		29.53		42.4	41.6	(2)
										67.4	66.4
DS Admiral Bidco, LLC (15)	Tax return software provider for government institutions	First lien senior secured loan	10.16%	LIBOR (Q)	5.75%	3/2021	3/2028		0.1	0.1	0.1	(2)(11)
Dye & Durham Corporation (15)	Provider of cloud-based software and technology solutions for the legal industry	First lien senior secured revolving loan	11.20%	CDOR (M)	4.75%	12/2021	12/2026		5.0	5.0	5.0	(2)(6)(11)
		First lien senior secured loan	10.69%	CDOR (Q)	5.75%	12/2021	12/2027		40.0	42.2	40.0	(2)(6)(11)
										47.2	45.0
Elemica Parent, Inc. & EZ Elemica Holdings, Inc. (15)	SaaS based supply chain management software provider focused on chemical markets	First lien senior secured revolving loan	10.51%	SOFR (Q)	6.00%	9/2019	9/2025		4.1	4.1	4.0	(2)(11)
		First lien senior secured loan	10.74%	LIBOR (Q)	6.00%	9/2019	9/2025		50.0	50.0	48.5	(2)(11)
		First lien senior secured loan	10.68%	SOFR (Q)	6.00%	9/2019	9/2025		11.3	11.3	11.0	(2)(11)
		First lien senior secured loan	10.68%	SOFR (Q)	6.00%	12/2020	9/2025		5.7	5.7	5.6	(2)(11)
		Preferred equity				9/2019		4,599		4.6	5.3	(2)
										75.7	74.4
EP Purchaser, LLC and TPG VIII EP Co-Invest II, L.P.	Provider of entertainment workforce and production management solutions	Second lien senior secured loan	11.23%	LIBOR (Q)	6.50%	11/2021	11/2029		177.9	177.9	176.1	(2)(11)
		Partnership units				5/2019		5,034,483		3.2	11.7	(2)(6)
										181.1	187.8
EpiServer Inc. and Episerver Sweden Holdings AB (15)	Provider of web content management and digital commerce solutions	First lien senior secured loan	6.69%	Euribor (Q)	5.50%	3/2019	4/2026		5.6	5.9	5.5	(2)(6)
		First lien senior secured loan	9.98%	LIBOR (Q)	5.25%	12/2021	4/2026		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	9.98%	LIBOR (Q)	5.25%	10/2018	4/2026		0.1	0.1	0.1	(2)(6)(11)
										6.1	5.7
eResearch Technology, Inc. and Astorg VII Co-Invest ERT (15)	Provider of mission-critical, software-enabled clinical research solutions	Second lien senior secured loan	12.07%	LIBOR (M)	8.00%	4/2021	2/2028		30.6	29.8	27.2	(2)(11)
		Second lien senior secured loan	12.38%	LIBOR (M)	8.00%	2/2020	2/2028		17.2	16.9	15.3	(2)(11)
		Limited partnership interest				1/2020		3,988,000		4.5	3.7	(2)(6)
										51.2	46.2
ESHA Research, LLC and RMCF VI CIV XLVIII, L.P. (15)	Provider of nutritional information and software as a services (SaaS) compliance solutions	First lien senior secured loan	10.07%	SOFR (Q)	6.25%	6/2022	6/2028		6.8	6.8	6.7	(2)(11)
		Limited partner interests				6/2022		6,046,628		6.0	6.0
										12.8	12.7
Extrahop Networks, Inc. (15)	Provider of real-time wire data analytics solutions for application and infrastructure monitoring	First lien senior secured loan	12.23%	LIBOR (Q)	7.50%	7/2021	7/2027		20.2	20.2	20.2	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
First Insight, Inc.	Software company providing merchandising and pricing solutions to companies worldwide	Warrant to purchase units of Series C preferred stock				3/2014	3/2024	122,827		—	—
FM:Systems Group, LLC (15)	Provider of facilities and space management software solutions	First lien senior secured loan	9.13%	LIBOR (S)	5.75%	12/2019	12/2024		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.96%	LIBOR (S)	5.75%	6/2021	12/2024		0.1	0.1	0.1	(2)(11)
										0.2	0.2
Forescout Technologies, Inc. (15)	Network access control solutions provider	First lien senior secured loan	14.23% (9.50% PIK)	LIBOR (Q)	9.50%	8/2020	8/2026		23.8	23.5	23.8	(2)(11)
		First lien senior secured loan	13.73% PIK	LIBOR (Q)	9.00%	7/2022	8/2026		12.6	12.6	12.6	(2)(11)
										36.1	36.4
Genesis Acquisition Co. and Genesis Ultimate Holding Co. (15)	Child care management software and services provider	First lien senior secured revolving loan	7.92%	LIBOR (S)	3.75%	7/2018	7/2024		1.5	1.5	1.5	(2)
		First lien senior secured loan	7.92%	LIBOR (S)	3.75%	7/2018	7/2024		0.2	0.2	0.2	(2)
		First lien senior secured loan	8.42%	LIBOR (Q)	4.25%	11/2021	7/2024		0.1	0.1	0.1	(2)(11)
		Second lien senior secured loan	11.24%	LIBOR (Q)	7.50%	7/2018	7/2025		32.4	32.4	31.7	(2)
		Second lien senior secured loan	11.24%	LIBOR (Q)	7.50%	11/2021	7/2025		21.1	21.1	20.7	(2)(11)
		Second lien senior secured loan	11.24%	LIBOR (Q)	7.50%	6/2021	7/2025		7.5	7.5	7.4	(2)
		Class A common stock				7/2018		8.39		0.8	1.4	(2)
										63.6	63.0
GI Ranger Intermediate LLC (15)	Provider of payment processing services and software to healthcare providers	First lien senior secured revolving loan	10.73%	SOFR (Q)	6.00%	10/2021	10/2027		0.4	0.4	0.4	(2)(11)
		First lien senior secured loan	10.73%	SOFR (Q)	6.00%	10/2021	10/2028		10.2	10.2	10.0	(2)(11)
		First lien senior secured loan	10.73%	SOFR (Q)	6.00%	3/2022	10/2028		1.8	1.8	1.7	(2)(11)
										12.4	12.1
GraphPAD Software, LLC, Insightful Science Intermediate I, LLC and Insightful Science Holdings, LLC (15)	Provider of data analysis, statistics, and visualization software solutions for scientific research applications	First lien senior secured loan	10.73%	LIBOR (Q)	6.00%	12/2017	4/2027		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	10.23%	LIBOR (Q)	5.50%	11/2021	4/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.23%	LIBOR (Q)	5.50%	10/2021	4/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.43%	LIBOR (Q)	5.50%	4/2021	4/2027		0.1	0.1	0.1	(2)(11)
		Senior subordinated loan	10.50% PIK			4/2021	4/2032		43.5	43.5	40.0	(2)
		Preferred units	14.00% PIK			4/2021		1,828,644		57.5	57.5
										101.5	98.0
GSV PracticeTek Holdings, LLC	Software provider for medical practitioners	Class A units	8.00% PIK			3/2021		12,827,482		1.1	14.0	(2)
Heavy Construction Systems Specialists, LLC (15)	Provider of construction software	First lien senior secured loan	9.88%	LIBOR (M)	5.50%	11/2021	11/2028		0.1	0.1	0.1	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Huskies Parent, Inc., GI Insurity Parent LLC and GI Insurity TopCo LP (15)	Insurance software provider	First lien senior secured revolving loan	10.23%	LIBOR (Q)	5.50%	11/2021	11/2027		9.4	9.4	8.7	(2)(11)
		First lien senior secured loan	10.23%	LIBOR (Q)	5.50%	11/2021	11/2028		60.4	60.4	56.1	(2)(11)
		Senior subordinated loan	10.00% PIK			11/2021	11/2031		99.5	99.5	82.6	(2)
		Common units				11/2021		4,243,657		8.8	5.5	(2)
										178.1	152.9
Imprivata, Inc.	Provider of identity and access management solutions to the healthcare industry	Second lien senior secured loan	10.57%	SOFR (M)	6.25%	4/2022	12/2028		16.1	15.9	15.1	(2)(11)
Inmar, Inc.	Technology-driven solutions provider for retailers, wholesalers and manufacturers	Second lien senior secured loan	12.38%	LIBOR (M)	8.00%	4/2017	5/2025		28.3	28.2	26.6	(2)(11)
IQN Holding Corp. (15)	Provider of extended workforce management software	First lien senior secured loan	9.65%	SOFR (Q)	5.25%	5/2022	5/2029		23.5	23.5	23.3	(2)(11)
		First lien senior secured loan	9.71%	SOFR (Q)	5.50%	5/2022	5/2029		0.4	0.4	0.4	(2)(11)
										23.9	23.7
IV Rollover Holdings, LLC	Provider of cloud based IT solutions, infrastructure and services	Class B units				5/2017		170,490		—	—
		Class X units				5/2017		5,000,000		2.0	2.1	(2)
										2.0	2.1
Kaseya Inc. and Knockout Intermediate Holdings I Inc. (15)	Provider of cloud-based software and technology solutions for small and medium sized businesses	First lien senior secured loan	10.33%	SOFR (Q)	5.75%	6/2022	6/2029		167.0	167.0	162.0	(2)(11)
		Preferred stock	11.75% PIK			6/2022		38,797		41.2	40.0	(2)
										208.2	202.0
LeanTaaS Holdings, Inc. (15)	Provider of SaaS tools to optimize healthcare asset utilization	First lien senior secured loan	12.08%	SOFR (Q)	7.50%	7/2022	7/2028		31.8	31.8	31.2	(2)(11)
Majesco and Magic Topco, L.P. (15)	Insurance software provider	First lien senior secured loan	11.98%	LIBOR (Q)	7.25%	9/2020	9/2027		30.3	30.3	30.3	(2)(11)
		Class A units	9.00% PIK			9/2020		2,539		3.1	3.6	(2)
		Class B units				9/2020		570,625		—	—
										33.4	33.9
Mimecast Borrowerco, Inc. and Magnesium Co- Invest SCSp (15)	Cybersecurity solutions provider	First lien senior secured loan	10.17%	SOFR (M)	5.75%	5/2022	5/2029		102.1	102.1	99.1	(2)(6)(11)
		First lien senior secured loan	9.18%	SONIA (Q)	5.75%	5/2022	5/2029		34.8	35.6	33.7	(2)(6)(11)
		Limited partnership interest				5/2022		3,974		38.8	39.4	(2)(6)
										176.5	172.2
Ministry Brands Holdings, LLC and RCP MB Investments B, L.P. (15)	Software and payment services provider to faith-based institutions	First lien senior secured revolving loan	9.88%	LIBOR (M)	5.50%	12/2021	12/2027		4.0	4.0	3.8	(2)(11)(14)
		First lien senior secured loan	9.88%	LIBOR (M)	5.50%	12/2021	12/2028		32.5	32.5	30.9	(2)(11)
		Limited partner interests				12/2021		9,574,000		9.6	8.8	(2)
										46.1	43.5

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Mitchell International, Inc.	Provider of technology, connectivity, and information solutions to the property and casualty insurance industry	Second lien senior secured loan	11.23%	LIBOR (Q)	6.50%	10/2021	10/2029		98.1	96.1	81.0	(2)(11)(18)
Moonraker AcquisitionCo LLC and Moonraker HoldCo LLC (15)	Leading technology solution provider for casing and auditioning to the entertainment industry	First lien senior secured loan	10.32%	SOFR (M)	6.00%	8/2022	8/2028		25.1	25.1	24.6	(2)(11)
		Class A units	8.00% PIK			8/2022		45,320		4.5	4.5
										29.6	29.1
MRI Software LLC (15)	Provider of real estate and investment management software	First lien senior secured loan	10.23%	LIBOR (Q)	5.50%	2/2020	2/2026		47.1	47.1	45.6	(11)
		First lien senior secured loan	10.23%	LIBOR (Q)	5.50%	8/2020	2/2026		17.4	17.4	16.8	(2)(11)
										64.5	62.4
OpenMarket Inc.	Provider of cloud-based mobile engagement platform	First lien senior secured loan	10.98%	LIBOR (Q)	6.25%	9/2021	9/2026		51.6	51.6	51.1	(2)(6)(11)
Paya, Inc and GTCR-Ultra Holdings LLC (15)	Provider of payment processing and merchant acquiring solutions	Class B units				8/2017		2,878,372		—	2.6	(2)
PayNearMe, Inc.	Electronic cash payment system provider	Warrant to purchase shares of Series E preferred stock				3/2016	3/2023	195,726		0.2	—
PDDS HoldCo, Inc. (15)	Provider of cloud-based dental practice management software	First lien senior secured loan	12.30%	SOFR (Q)	7.50%	7/2022	7/2028		9.4	9.4	9.2	(2)(11)
PDI TA Holdings, Inc., Peachtree Parent, Inc. and Insight PDI Holdings, LLC (15)	Provider of enterprise management software for the convenience retail and petroleum wholesale market	First lien senior secured revolving loan	8.82%	LIBOR (Q)	4.50%	3/2019	10/2024		6.1	6.1	6.0	(2)(11)
		First lien senior secured loan	8.73%	LIBOR (Q)	4.50%	3/2019	10/2024		52.9	52.9	51.9	(2)(11)
		Second lien senior secured loan	13.18%	LIBOR (Q)	8.50%	3/2019	10/2025		70.1	70.1	68.7	(2)(11)
		Second lien senior secured loan	13.18%	LIBOR (Q)	8.50%	4/2021	10/2025		8.7	8.7	8.6	(2)(11)
		Second lien senior secured loan	13.18%	LIBOR (Q)	8.50%	12/2020	10/2025		8.3	8.3	8.1	(2)(11)
		Second lien senior secured loan	13.18%	LIBOR (Q)	8.50%	12/2021	10/2025		7.2	7.2	7.1	(2)(11)
		Series A preferred stock	13.25% PIK			3/2019		13,656		22.3	21.2	(2)
		Class A units				3/2019		2,062,493		2.1	2.7	(2)
										177.7	174.3
Pegasus Global Enterprise Holdings, LLC, Mekone Blocker Acquisition, Inc. and Mekone Parent, LLC (15)	Provider of plant maintenance and scheduling software	First lien senior secured loan	10.48%	LIBOR (Q)	5.75%	10/2020	5/2025		13.7	13.7	13.7	(2)(11)
		First lien senior secured loan	10.48%	LIBOR (Q)	5.75%	6/2020	5/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	9.98%	LIBOR (Q)	5.25%	5/2019	5/2025		0.2	0.2	0.2	(2)(11)
		Class A units				5/2019		5,000		5.0	14.3
										19.0	28.3

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Petvisor Holdings, LLC (15)	Provider of veterinarian-focused SaaS solutions	First lien senior secured loan	10.21%	SOFR (S)	5.50%	6/2022	6/2028		21.5	21.5	21.5	(2)(11)
Ping Identity Holding Corp. (15)	Provider of identity and access management solutions	First lien senior secured loan	11.32%	SOFR (M)	7.00%	10/2022	10/2029		11.3	11.3	11.0	(2)(11)
Pluralsight, Inc. (15)	Online education learning platform	First lien senior secured revolving loan	12.36%	LIBOR (M)	8.00%	4/2021	4/2027		0.2	0.2	0.1	(2)(11)
		First lien senior secured loan	11.83%	LIBOR (Q)	8.00%	4/2021	4/2027		106.2	106.2	104.0	(2)(11)
										106.4	104.1
Poplicus Incorporated	Business intelligence and market analytics platform for companies that sell to the public sector	Warrant to purchase shares of Series C preferred stock				6/2015	6/2025	2,402,991		0.1	—
ProfitSolv Purchaser, Inc. and PS Co-Invest, L.P. (15)	Provider of practice management software to law firms	First lien senior secured loan	10.23%	LIBOR (Q)	5.50%	3/2021	3/2027		5.5	5.5	5.4	(2)(11)
		Limited partnership units				3/2021		1,624,000		1.6	1.5	(2)
										7.1	6.9
Project Alpha Intermediate Holding, Inc. and Qlik Parent, Inc.	Provider of data visualization software for data analytics	First lien senior secured loan	8.39%	LIBOR (M)	4.00%	6/2022	4/2024		2.8	2.8	2.8	(2)(18)
		Class A common stock				8/2016		7,445		7.4	14.4	(2)
		Class B common stock				8/2016		1,841,609		0.1	0.1	(2)
										10.3	17.3
Project Essential Bidco, Inc. and Project Essential Super Parent, Inc. (15)	Saas provider of automated crew callout and scheduling software for the utility industry	First lien senior secured loan	9.99%	LIBOR (Q)	5.75%	4/2021	4/2028		36.2	36.2	34.7	(2)(11)
		Preferred shares	14.23% PIK	LIBOR (Q)	9.50%	4/2021		26,436		31.9	30.2	(2)
										68.1	64.9
Project Potter Buyer, LLC and Project Potter Parent, L.P. (15)	Software solutions provider to the ready-mix concrete industry	First lien senior secured revolving loan	12.07%	SOFR (M)	7.75%	4/2020	4/2026		2.1	2.0	2.1	(2)(11)(14)
		First lien senior secured loan	12.07%	SOFR (M)	7.75%	4/2020	4/2027		43.6	43.6	43.6	(2)(11)
		First lien senior secured loan	12.07%	SOFR (M)	7.75%	11/2020	4/2027		14.3	14.3	14.3	(2)(11)
		First lien senior secured loan	12.07%	SOFR (M)	7.75%	10/2020	4/2027		12.8	12.8	12.8	(2)(11)
		First lien senior secured loan	12.07%	SOFR (M)	7.75%	11/2020	4/2027		4.9	4.9	4.9	(2)(11)
		Class B units				4/2020		588,636		—	9.3	(2)
										77.6	87.0
Proofpoint, Inc. (15)	Cybersecurity solutions provider	First lien senior secured loan	7.98%	LIBOR (Q)	3.25%	6/2021	8/2028		1.0	0.9	0.9	(2)(11)(18)
		Second lien senior secured loan	10.98%	LIBOR (Q)	6.25%	6/2021	8/2029		34.6	34.4	34.6	(2)(11)
										35.3	35.5
QF Holdings, Inc. (15)	SaaS based electronic health record software provider	First lien senior secured loan	11.02%	LIBOR (Q)	6.25%	12/2021	12/2027		8.1	8.1	8.1	(2)(11)
		First lien senior secured loan	10.43%	LIBOR (S)	6.25%	9/2019	12/2027		6.8	6.8	6.8	(2)(11)
		First lien senior secured loan	10.64%	LIBOR (M)	6.25%	8/2020	12/2027		3.7	3.7	3.7	(2)(11)
										18.6	18.6

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Raptor Technologies, LLC, Sycamore Bidco LTD and Rocket Parent, LLC (15)	Provider of SaaS-based safety and security software to the K-12 school market	First lien senior secured loan	10.23%	LIBOR (Q)	5.50%	10/2021	10/2028		8.5	8.5	8.2	(2)(6)(11)
		Class A common units				12/2018		2,880,582		3.5	5.9
										12.0	14.1
RealPage, Inc.	Provider of enterprise software solutions to the residential real estate industry	Second lien senior secured loan	10.88%	LIBOR (M)	6.50%	4/2021	4/2029		84.1	83.1	82.4	(2)(11)
Regent Education, Inc.	Provider of software solutions designed to optimize the financial aid and enrollment processes	Warrant to purchase shares of common stock				12/2016	12/2026	5,393,194		—	—
		Warrant to purchase shares of common stock				12/2016	12/2026	987		—	—
										—	—
Relativity ODA LLC (15)	Electronic discovery document review software platform for use in litigations and investigations	First lien senior secured loan	11.89% PIK	LIBOR (M)	7.50%	5/2021	5/2027		22.5	22.5	22.5	(2)(11)
Revalize, Inc. (15)	Develops and operates software providing configuration, price and quote capabilities for sales teams	First lien senior secured loan	10.48%	SOFR (Q)	5.75%	5/2022	4/2027		0.7	0.7	0.6	(2)(11)
		First lien senior secured loan	10.46%	SOFR (Q)	5.75%	5/2022	4/2027		0.1	0.1	—	(2)
										0.8	0.6
RMS HoldCo II, LLC & RMS Group Holdings, Inc. (15)	Developer of revenue cycle management solutions, process automation, analytics and integration for the healthcare industry	First lien senior secured loan	10.98%	SOFR (Q)	6.25%	8/2022	12/2027		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	10.48%	LIBOR (Q)	5.75%	12/2021	12/2027		0.1	0.1	0.1	(2)(11)
		Class A common stock				12/2021		464.90		4.6	5.5	(2)
										4.9	5.8
Smarsh Inc. and Skywalker TopCo, LLC (15)	SaaS based communication archival service provider	First lien senior secured loan	11.29%	SOFR (S)	6.50%	2/2022	2/2029		11.9	11.9	11.9	(2)(11)
		Common units				11/2020		1,742,623		6.3	8.6	(2)
										18.2	20.5
SocialFlow, Inc.	Social media optimization platform provider	Warrant to purchase shares of Series C preferred stock				1/2016	1/2026	215,331		—	—
Sophia, L.P.	Provider of ERP software and services for higher education institutions	Second lien senior secured loan	12.73%	LIBOR (Q)	8.00%	10/2020	10/2028		105.9	105.9	103.8	(2)(11)
SoundCloud Limited	Platform for receiving, sending, and distributing music	Common stock				8/2017		73,422		0.4	0.7	(2)(6)
Spirit RR Holdings, Inc. and Winterfell Co-Invest SCSp (15)	Provider of data, analytics, news, and workflow tools to customers in the counter-cyclical distressed debt space	First lien senior secured loan	11.18%	SOFR (Q)	6.50%	9/2022	9/2028		2.6	2.6	2.5	(2)(11)
		Limited partner interests				9/2022		1,010		10.2	10.5	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										12.8	13.0
Stamps.com Inc.	Provider of mailing and shipping solutions	First lien senior secured loan	10.13%	LIBOR (M)	5.75%	10/2021	10/2028		146.8	146.8	140.9	(2)(11)
Storable, Inc. and EQT IX Co-Investment (E) SCSP	PMS solutions and web services for the self-storage industry	Second lien senior secured loan	11.54%	SOFR (S)	6.75%	4/2021	4/2029		42.8	42.8	41.1	(2)(11)
		Second lien senior secured loan	11.54%	SOFR (S)	6.75%	3/2022	4/2029		10.3	10.3	9.9	(2)(11)
		Limited partnership interests				4/2021		614,950		6.2	7.0	(2)(6)
										59.3	58.0
Sundance Group Holdings, Inc. (15)	Provider of cloud-based document management and collaboration solutions	First lien senior secured loan	10.75%	SOFR (Q)	6.25%	7/2021	7/2027		20.1	19.8	19.9	(2)(11)
		First lien senior secured loan	10.93%	SOFR (Q)	6.25%	11/2022	7/2027		0.8	0.8	0.8	(2)(11)
										20.6	20.7
Tamarack Intermediate, L.L.C. and Tamarack Parent, L.L.C. (15)	Provider of environment, health, safety, and sustainability software	First lien senior secured revolving loan	10.17%	SOFR (M)	5.75%	3/2022	3/2028		1.3	1.3	1.3	(2)(11)
		First lien senior secured loan	9.48%	SOFR (S)	5.75%	3/2022	3/2028		35.1	35.1	35.1	(11)
		Class A-2 units				3/2022		4,849		4.8	5.9
										41.2	42.3
TCP Hawker Intermediate LLC (15)	Workforce management solutions provider	First lien senior secured revolving loan	9.57%	LIBOR (M)	5.25%	8/2019	8/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	9.98%	LIBOR (Q)	5.25%	8/2019	8/2026		34.4	34.4	34.4	(2)(11)
		First lien senior secured loan	9.98%	LIBOR (Q)	5.25%	12/2020	8/2026		6.5	6.5	6.5	(2)(11)
										41.0	41.0
TibCo Software Inc., Picard Parent, Inc., Picard MidCo, Inc., Picard HoldCo, LLC and Elliott Alto Co-Investor Aggregator L.P. (15)	Provider of server, application and desktop virtualization, networking, software as a service, and cloud computing technologies	First lien senior secured notes	6.50%			9/2022	3/2029		88.9	86.5	74.9	(2)(18)
		First lien senior secured loan	9.18%	SOFR (Q)	4.50%	9/2022	3/2029		10.9	10.4	9.7	(2)(11)(18)
		Second lien senior secured loan	9.00%	SOFR (Q)	7.00%	9/2022	9/2029		85.3	83.9	69.9	(2)(11)
		Series A preferred stock	16.59% PIK	SOFR (Q)	12.00%	9/2022		141,928		143.4	143.1	(2)
		Limited partnership interests				9/2022		12,250,000		12.3	10.7	(2)
										336.5	308.3
UKG Inc. and H&F Unite Partners, L.P. (15)	Provider of cloud based HCM solutions for businesses	First lien senior secured revolving loan	8.06%	LIBOR (M)	3.75%	5/2019	2/2026		10.6	10.6	10.6	(2)(6)(14)
		Limited partnership interests				5/2019		12,583,556		12.6	14.4	(2)(6)
										23.2	25.0
WebPT, Inc. (15)	Electronic medical record software provider	First lien senior secured revolving loan	11.26%	LIBOR (Q)	6.75%	8/2019	1/2028		0.3	0.3	0.3	(2)(11)
		First lien senior secured loan	11.48%	LIBOR (Q)	6.75%	8/2019	1/2028		48.1	48.1	48.1	(2)(11)
										48.4	48.4

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Wellness AcquisitionCo, Inc. (15)	Provider of retail consumer insights and analytics for manufacturers and retailers in the natural, organic and specialty products industry	First lien senior secured loan	9.91%	LIBOR (Q)	5.50%	1/2021	1/2027		0.1	0.1	0.1	(2)(11)
WorkWave Intermediate II, LLC (15)	Provider of cloud-based field services and fleet management solutions	First lien senior secured loan	11.93% PIK	SOFR (Q)	7.25%	6/2021	6/2027		67.4	67.4	67.4	(2)(11)
		First lien senior secured loan	11.44%	SOFR (Q)	7.25%	2/2022	6/2027		17.3	17.3	17.3	(2)(11)
										84.7	84.7
ZenDesk, Inc., Zoro TopCo, Inc. and Zoro TopCo, LP (15)	Provider of cloud-based customer support solutions	First lien senior secured loan	11.04%	SOFR (Q)	6.50%	12/2022	11/2028		42.4	42.4	41.6	(2)(11)
		Series A preferred stock	12.50% PIK			11/2022		27,226		27.6	26.8	(2)
		Class A common units				11/2022		269,100		2.7	2.7	(2)
										72.7	71.1

										4,950.2	4,760.6		49.83%
Diversified Financials
AQ Sage Buyer, LLC (15)	Provider of actuarial consulting and comprehensive wealth management services	First lien senior secured loan	10.70%	SOFR (S)	5.75%	5/2022	1/2027		1.9	1.9	1.8	(2)(6)(11)
BCC Blueprint Holdings I, LLC and BCC Blueprint Investments, LLC	Provider of comprehensive suite of investment management and wealth planning solutions	First lien senior secured loan	11.02%	LIBOR (Q)	6.25%	9/2021	9/2027		0.2	0.2	0.2	(2)(11)
		Senior subordinated loan	9.30% PIK			9/2021	9/2026		5.0	5.0	4.9	(2)
		Common units				9/2021		4,666,301		4.7	3.9	(2)
										9.9	9.0
Beacon Pointe Harmony, LLC (15)	Provider of comprehensive wealth management services	First lien senior secured loan	9.39%	SOFR (Q)	5.25%	12/2021	12/2028		17.9	17.9	17.7	(2)(6)(11)
Convera International Holdings Limited and Convera International Financial S.A R.L. (15)	Provider of B2B international payment and FX risk management solutions	First lien senior secured loan	10.33%	SOFR (Q)	5.75%	3/2022	3/2028		62.8	62.8	62.8	(2)(6)(11)
CrossCountry Mortgage, LLC (15)	Mortgage company originating loans in the retail and consumer direct channels	First lien senior secured loan	11.73%	LIBOR (Q)	7.00%	11/2021	11/2027		93.8	93.8	92.8	(2)(11)
DFC Global Facility Borrower III LLC (15)	Non-bank provider of alternative financial services	First lien senior secured revolving loan	11.62%	LIBOR (M)	7.50%	6/2021	6/2026		158.6	172.8	158.6	(2)(6)(9)(11)
eCapital Finance Corp.	Consolidator of commercial finance businesses	Senior subordinated loan	11.97%	SOFR (M)	7.75%	4/2022	12/2025		55.8	55.8	55.2	(2)(11)
		Senior subordinated loan	11.97%	SOFR (M)	7.75%	1/2020	12/2025		56.0	56.0	55.4	(2)(11)
		Senior subordinated loan	11.97%	SOFR (M)	7.75%	1/2022	12/2025		24.3	24.3	24.1	(2)(11)
		Senior subordinated loan	11.97%	SOFR (M)	7.75%	11/2020	12/2025		5.4	5.4	5.3	(2)(11)
										141.5	140.0
EP Wealth Advisors, LLC (15)	Wealth management and financial planning firm	First lien senior secured loan	10.01%	SOFR (Q)	5.75%	11/2022	9/2026		5.6	5.6	5.6	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	10.23%	SOFR (Q)	5.50%	11/2021	9/2026		0.4	0.4	0.4	(2)(11)
		First lien senior secured loan	10.23%	SOFR (Q)	5.50%	9/2020	9/2026		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.11%	SOFR (Q)	5.38%	9/2020	9/2026		0.1	0.1	0.1	(2)(11)
										6.2	6.2
HighTower Holding, LLC	Provider of investment, financial and retirement planning services	Senior subordinated loan	6.75%			6/2022	4/2029		8.1	6.7	6.7	(2)(6)(18)
Ivy Hill Asset Management, L.P. (5)	Asset management services	Subordinated revolving loan	11.01%	SOFR (Q)	6.50%	2/2018	1/2030		500.0	500.0	500.0	(6)(11)
		Member interest				6/2009		100.00%		1,547.5	1,701.1	(6)
										2,047.5	2,201.1
Lido Advisors, LLC (15)	Wealth management and financial planning firm	First lien senior secured revolving loan	9.05%	LIBOR (Q)	4.50%	6/2021	6/2027		0.4	0.4	0.4	(2)(11)
LS DE LLC and LM LSQ Investors LLC	Asset based lender	Senior subordinated loan	10.50%			6/2017	6/2021		3.0	3.0	3.0	(2)(6)
		Senior subordinated loan	10.50%			6/2015	3/2024		37.0	37.0	36.6	(2)(6)
		Membership units				6/2015		3,275,000		3.3	3.0	(6)
										43.3	42.6
Monica Holdco (US) Inc. (15)	Investment technology and advisory firm	First lien senior secured revolving loan	10.99%	LIBOR (Q)	6.25%	1/2021	1/2026		2.4	2.4	2.3	(2)(11)(14)
		First lien senior secured loan	11.48%	LIBOR (Q)	6.75%	1/2021	1/2028		2.6	2.6	2.5	(2)(11)
										5.0	4.8
Petrus Buyer, Inc. (15)	Provider of REIT research data and analytics	First lien senior secured loan	10.70%	SOFR (Q)	6.50%	11/2022	10/2029		5.1	5.1	4.9	(2)(11)
Priority Holdings, LLC and Priority Technology Holdings, Inc.	Provider of merchant acquiring and payment processing solutions	First lien senior secured loan	10.48%	LIBOR (Q)	5.75%	4/2021	4/2027		0.7	0.7	0.7	(2)(6)(11)
		Senior preferred stock	16.73% (7.00% PIK)	LIBOR (Q)	12.00%	4/2021		65,761		69.2	73.2	(2)(6)
		Warrant to purchase shares of common stock				4/2021	4/2031	527,226		4.0	2.8	(2)(6)(18)
										73.9	76.7
Rialto Management Group, LLC (15)	Investment and asset management platform focused on real estate	First lien senior secured revolving loan				11/2018	12/2025		—	—	—	(6)(13)
		First lien senior secured loan	9.88%	LIBOR (M)	5.50%	11/2018	12/2025		0.3	0.3	0.3	(2)(6)(11)
		First lien senior secured loan	9.88%	LIBOR (M)	5.50%	12/2021	12/2025		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	9.88%	LIBOR (M)	5.50%	4/2021	12/2025		0.1	0.1	0.1	(2)(6)(11)
										0.5	0.5
TA/WEG Holdings, LLC (15)	Wealth management and financial planning firm	First lien senior secured loan	9.98%	SOFR (A)	6.00%	8/2021	10/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	9.41%	SOFR (S)	6.00%	11/2020	10/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.75%	SOFR (A)	6.00%	10/2019	10/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.46%	SOFR (A)	6.00%	6/2021	10/2027		0.1	0.1	0.1	(2)(11)
										0.4	0.4
The Edelman Financial Center, LLC	Provider of investment, financial and retirement planning services	Second lien senior secured loan	11.13%	LIBOR (M)	6.75%	9/2022	7/2026		13.4	11.8	12.0	(2)(6)(18)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
The Mather Group, LLC, TVG-TMG Topco, Inc., and TVG-TMG Holdings, LLC (15)	Provider of comprehensive wealth management services	First lien senior secured revolving loan	12.00%	Base Rate (M)	4.50%	3/2022	3/2028		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	10.51%	SOFR (S)	5.50%	3/2022	3/2028		3.5	3.5	3.4	(2)(6)(11)
		Senior subordinated loan	12.00% PIK			3/2022	3/2029		3.0	3.0	2.9	(2)(6)
		Series A preferred units				3/2022		7,199		7.2	4.8	(2)(6)
		Common units				3/2022		7,199		—	—	(6)
										13.8	11.2
The Ultimus Group Midco, LLC, The Ultimus Group, LLC, and The Ultimus Group Aggregator, LP (15)	Provider of asset-servicing capabilities for fund managers	First lien senior secured loan	9.23%	LIBOR (Q)	4.50%	2/2019	2/2026		37.4	37.4	36.7	(2)(11)
		Class A units	8.00% PIK			9/2019		1,443		1.9	3.1
		Class A units				2/2019		245		0.2	—
		Class B units				2/2019		245,194		—	—
		Class B units				2/2019		2,167,424		—	—
										39.5	39.8
Waverly Advisors, LLC (15)	Wealth management and financial planning firm	First lien senior secured loan	10.23%	SOFR (Q)	5.50%	3/2022	3/2028		0.6	0.6	0.6	(2)(6)(11)

										2,755.3	2,890.6		30.26%
Health Care Services
Absolute Dental Group LLC and Absolute Dental Equity, LLC (5)(15)	Dental services provider	First lien senior secured revolving loan	15.50% (5.00% PIK)	Base Rate (Q)	8.00%	6/2021	6/2024		2.2	2.2	2.2	(2)(11)
		First lien senior secured revolving loan	13.77% (5.00% PIK)	LIBOR (Q)	9.00%	6/2021	6/2024		1.0	1.0	1.0	(2)(11)
		First lien senior secured loan	13.73% (5.41% PIK)	LIBOR (Q)	9.00%	6/2021	6/2024		52.1	52.1	52.1	(2)(11)
		Class A common units				6/2021		7,617,280		4.7	14.9	(2)
										60.0	70.2
ADG, LLC and RC IV GEDC Investor LLC (15)	Dental services provider	First lien senior secured revolving loan	9.19% (0.52% PIK)	LIBOR (M)	4.75%	9/2016	9/2023		9.8	9.8	9.3	(2)(11)
		First lien senior secured revolving loan	11.25% (0.52% PIK)	Base Rate (M)	3.75%	9/2016	9/2023		4.3	4.3	4.1	(2)(11)
		Second lien senior secured loan	7.19% PIK	LIBOR (M)	2.80%	9/2016	3/2024		130.0	105.8	104.0	(2)(11)
		Membership units				9/2016		3,000,000		3.0	—
										122.9	117.4
Advarra Holdings, Inc. (15)	Provider of central institutional review boards over clinical trials	First lien senior secured loan	10.15%	SOFR (Q)	5.75%	8/2022	8/2029		4.1	4.1	3.9	(2)(11)
AHR Funding Holdings, Inc. and AHR Parent Holdings, LP	Provider of revenue cycle management solutions to hospitals	Series A preferred shares	12.75% PIK			7/2022	7/2028	35,000		36.9	35.8	(2)
		Preferred units	8.00% PIK			7/2022		9,900		10.2	10.2	(2)
		Class B common units				7/2022		100,000		0.1	0.1	(2)
										47.2	46.1

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
AthenaHealth Group Inc., Minerva Holdco, Inc. and BCPE Co-Invest (A), LP (15)	Revenue cycle management provider to the physician practices and acute care hospitals	Series A preferred stock	10.75% PIK			2/2022		198,504		218.1	198.5	(2)
		Class A units				2/2022		10,487,950		10.5	9.5	(2)
										228.6	208.0
BAART Programs, Inc., MedMark Services, Inc., and Canadian Addiction Treatment Centres LP (15)	Opiod treatment provider	First lien senior secured loan	9.73%	LIBOR (Q)	5.00%	5/2022	6/2027		6.0	6.1	5.9	(2)(11)
Bambino Group Holdings, LLC	Dental services provider	Class A preferred units				12/2016		1,000,000		1.0	0.9	(2)
CCS-CMGC Holdings, Inc. (15)	Correctional facility healthcare operator	First lien senior secured revolving loan				10/2018	10/2023		—	—	—	(13)
		First lien senior secured loan	9.91%	LIBOR (Q)	5.50%	9/2018	10/2025		33.6	33.5	26.2	(2)(18)
										33.5	26.2
Center for Autism and Related Disorders, LLC (15)	Autism treatment and services provider specializing in applied behavior analysis therapy	First lien senior secured revolving loan				11/2018	11/2023		6.8	6.8	2.9	(2)(10)(14)
		First lien senior secured revolving loan				1/2022	11/2023		0.6	0.2	0.2	(2)(10)(14)
		First lien senior secured loan				10/2022	10/2023		9.5	9.3	4.0	(2)(10)
		First lien senior secured loan				12/2022	10/2023		2.1	2.7	0.9	(2)(10)
										19.0	8.0
Color Intermediate, LLC	Provider of pre-payment integrity software solution	First lien senior secured loan	10.08%	SOFR (Q)	5.50%	10/2022	10/2029		20.3	20.3	19.5	(2)(11)
Comprehensive EyeCare Partners, LLC (15)	Vision care practice management company	First lien senior secured revolving loan	10.58%	SOFR (Q)	5.75%	2/2018	2/2024		0.8	0.8	0.7	(2)(11)
		First lien senior secured loan	10.59%	SOFR (Q)	5.75%	2/2018	2/2024		0.3	0.3	0.3	(2)(11)
										1.1	1.0
Convey Health Solutions, Inc.	Healthcare workforce management software provider	First lien senior secured loan	9.48%	LIBOR (Q)	4.75%	9/2019	9/2026		2.7	2.7	2.6	(2)(6)(11)
		First lien senior secured loan	9.83%	SOFR (Q)	5.25%	10/2022	9/2026		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	9.93%	SOFR (Q)	5.25%	2/2022	9/2026		0.1	0.1	0.1	(2)(6)(11)
										2.9	2.8
Crown CT Parent Inc., Crown CT HoldCo Inc. and Crown CT Management LLC (15)	Provider of medical devices and services for the treatment of positional plagiocephaly	First lien senior secured loan	10.11%	SOFR (Q)	5.50%	3/2022	3/2029		24.5	24.5	24.5	(2)(11)
		Class A shares				3/2022		176		1.8	1.9	(2)
		Common units				3/2022		28		0.3	0.3	(2)
										26.6	26.7
CVP Holdco, Inc. and OMERS Wildcats Investment Holdings LLC (15)	Veterinary hospital operator	First lien senior secured loan	11.13%	LIBOR (Q)	6.40%	1/2022	10/2025		49.5	49.5	49.0	(2)(11)
		First lien senior secured loan	11.13%	LIBOR (Q)	6.40%	10/2019	10/2025		38.9	38.9	38.5	(2)(11)
		First lien senior secured loan	10.98%	LIBOR (Q)	6.25%	10/2022	10/2025		1.7	1.7	1.6	(2)(11)
		First lien senior secured loan	11.13%	LIBOR (Q)	6.40%	4/2021	10/2025		0.1	0.1	0.1	(2)(11)
		Common stock				10/2019		41,443		14.5	22.7	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										104.7	111.9
Ensemble RCM, LLC	Provider of technology-enabled revenue cycle management services to the health care industry	First lien senior secured loan	9.19%	SOFR (Q)	5.00%	4/2022	8/2026		2.5	2.5	2.5	(2)(11)
Evolent Health LLC	Medical technology company focused on value based care services and payment solutions	First lien senior secured loan	10.23%	SOFR (Q)	5.50%	8/2022	8/2027		7.8	7.8	7.7	(2)(6)(11)
Explorer Investor, Inc (15)	Provider of outsourced employee staffing services to the life sciences and healthcare industries	First lien senior secured loan	10.15%	SOFR (Q)	5.75%	6/2022	6/2029		1.0	1.0	0.9	(2)(11)
GHX Ultimate Parent Corporation, Commerce Parent, Inc. and Commerce Topco, LLC (15)	On-demand supply chain automation solutions provider to the healthcare industry	Second lien senior secured loan	11.48%	LIBOR (Q)	6.75%	5/2021	5/2029		114.0	114.0	111.8	(2)(11)
		Class A units				6/2017		14,853,569		15.7	27.8	(2)
										129.7	139.6
Global Medical Response, Inc. and GMR Buyer Corp.	Emergency air medical services provider	First lien senior secured loan	8.63%	LIBOR (M)	4.25%	6/2022	3/2025		12.1	11.3	8.5	(2)(11)(18)
		First lien senior secured loan	8.42%	LIBOR (M)	4.25%	6/2022	10/2025		25.7	23.8	17.9	(2)(11)(18)
		Second lien senior secured loan	11.10%	LIBOR (M)	6.75%	12/2021	12/2029		95.4	95.4	71.6	(2)(11)
		Warrant to purchase units of common stock				3/2018	3/2028	115,733		0.9	1.8	(2)
		Warrant to purchase units of common stock				12/2021	12/2031	1,927		0.1	—	(2)
										131.5	99.8
Hanger, Inc.	Provider of orthotic and prosthetic equipment and services	First lien senior secured loan	10.43%	SOFR (M)	6.25%	10/2022	10/2028		54.2	54.2	53.2	(2)(11)
		Second lien senior secured loan	13.93%	SOFR (M)	9.75%	10/2022	10/2029		110.6	110.6	106.8	(2)(11)
										164.8	160.0
HealthEdge Software, Inc. (15)	Provider of financial, administrative and clinical software platforms to the healthcare industry	First lien senior secured revolving loan				12/2021	4/2026		—	—	—	(13)
		First lien senior secured loan	11.74%	LIBOR (Q)	7.00%	12/2021	4/2026		87.2	87.2	87.2	(2)(11)
										87.2	87.2
Honor Technology, Inc.	Nursing and home care provider	First lien senior secured loan	14.38%	LIBOR (M)	10.00%	8/2021	8/2026		2.5	2.4	2.3	(2)(11)
		Warrant to purchase shares of series D-2 preferred stock				8/2021	8/2031	133,333		0.1	—	(2)
										2.5	2.3
JDC Healthcare Management, LLC (15)	Dental services provider	First lien senior secured revolving loan				4/2017	4/2024		4.8	3.7	2.6	(2)(10)
		First lien senior secured loan				4/2017	4/2024		40.9	31.4	22.1	(2)(10)
										35.1	24.7
KBHS Acquisition, LLC (d/b/a Alita Care, LLC) (15)	Provider of behavioral health services	First lien senior secured revolving loan	9.72% (1.00% PIK)	LIBOR (Q)	5.00%	3/2017	3/2024		3.2	3.2	3.1	(2)(11)
Lifescan Global Corporation	Provider of blood glucose monitoring systems for home and hospital use	First lien senior secured loan	9.74%	LIBOR (Q)	6.00%	5/2022	10/2024		14.3	13.7	10.3	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Second lien senior secured loan	13.24%	LIBOR (Q)	9.50%	5/2022	10/2025		0.2	0.2	0.2	(2)
										13.9	10.5
Medline Borrower, LP (15)	Manufacturer and distributor of medical supplies	First lien senior secured revolving loan				10/2021	10/2026		—	—	—	(13)
Napa Management Services Corporation and ASP NAPA Holdings, LLC	Anesthesia management services provider	Senior preferred units	8.00% PIK			6/2020		5,320		0.3	0.3	(2)
		Preferred units	15.00% PIK			6/2020		1,842		0.2	0.2	(2)
		Class A units				4/2016		25,277		2.5	3.6	(2)
										3.0	4.1
NMN Holdings III Corp. and NMN Holdings LP (15)	Provider of complex rehabilitation technology solutions for patients with mobility loss	First lien senior secured revolving loan	8.13%	LIBOR (M)	3.75%	11/2018	11/2023		2.3	2.3	2.1	(2)(14)
		Partnership units				11/2018		30,000		3.0	2.0	(2)
										5.3	4.1
Olympia Acquisition, Inc., Olympia TopCo, L.P., and Asclepius Holdings LLC (5)(15)	Behavioral health and special education platform provider	First lien senior secured loan				9/2019	2/2027		50.9	49.3	38.1	(10)
		First lien senior secured loan				2/2022	2/2027		8.7	8.5	6.6	(2)(10)
		Preferred stock				2/2022		7,983		3.1	—
		Preferred units				7/2021	4/2024	417,189		0.3	—
		Common units				2/2022		7,584		—	—
		Class A common units				9/2019		9,549,000		9.5	—
										70.7	44.7
OMH-HealthEdge Holdings, LLC	Revenue cycle management provider to the healthcare industry	First lien senior secured loan	10.02%	LIBOR (Q)	5.25%	10/2019	10/2025		25.9	25.9	25.9	(2)(11)
		First lien senior secured loan	10.02%	LIBOR (Q)	5.25%	3/2021	10/2025		15.2	15.2	15.2	(2)(11)
		First lien senior secured loan	10.02%	LIBOR (Q)	5.25%	3/2022	10/2025		0.1	0.1	0.1	(2)(11)
										41.2	41.2
Pathway Vet Alliance LLC and Jedi Group Holdings LLC (15)	Veterinary hospital operator	Second lien senior secured loan	12.13%	LIBOR (M)	7.75%	3/2020	3/2028		76.3	76.3	65.6	(2)(11)
		Class R common units				3/2020		6,004,768		6.0	5.5	(2)
										82.3	71.1
PetVet Care Centers, LLC	Veterinary hospital operator	First lien senior secured loan	9.38%	SOFR (M)	5.00%	6/2022	2/2025		5.3	5.1	5.0	(2)(11)
Premise Health Holding Corp. and OMERS Bluejay Investment Holdings LP (15)	Provider of employer-sponsored onsite health and wellness clinics and pharmacies	First lien senior secured revolving loan				7/2018	4/2025		—	—	—	(13)
		First lien senior secured loan	7.92%	LIBOR (Q)	3.75%	7/2018	7/2025		8.6	8.5	8.1	(2)(11)
		Second lien senior secured loan	11.67%	LIBOR (S)	7.50%	7/2018	7/2026		67.1	66.8	64.4	(2)
		Class A units				7/2018		9,775		9.8	12.8	(2)
										85.1	85.3
Project Ruby Ultimate Parent Corp.	Provider of care coordination and transition management software solutions	Second lien senior secured loan	10.88%	LIBOR (M)	6.50%	3/2021	3/2029		193.1	193.1	181.5	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
RTI Surgical, Inc. and Pioneer Surgical Technology, Inc. (15)	Manufacturer of biologic, metal and synthetic implants/devices	First lien senior secured revolving loan	11.09%	LIBOR (M)	6.75%	7/2020	7/2026		9.8	9.8	9.7	(2)(11)
		First lien senior secured loan	10.02%	LIBOR (S)	6.75%	7/2020	7/2026		22.5	22.5	22.3	(2)(11)
										32.3	32.0
SiroMed Physician Services, Inc. and SiroMed Equity Holdings, LLC (15)	Outsourced anesthesia provider	First lien senior secured loan	9.48%	LIBOR (Q)	4.75%	3/2018	3/2024		10.3	10.3	10.3	(2)(11)
		Common units				3/2018		684,854		4.8	1.2	(2)
										15.1	11.5
SM Wellness Holdings, Inc. and SM Holdco, Inc. (15)	Breast cancer screening provider	Series A units				8/2018		8,041		8.0	0.1	(2)
		Series B units				8/2018		804,142		—	9.3	(2)
										8.0	9.4
SOC Telemed, Inc. and PSC Spark Holdings, LP	Provider of acute care telemedicine	First lien senior secured loan	12.34% PIK	SOFR (Q)	7.50%	8/2022	8/2027		61.1	56.7	56.2	(2)(11)
		First lien senior secured loan	12.19%	SOFR (Q)	7.50%	8/2022	8/2027		22.7	22.7	20.9	(2)(11)
		Class A-2 units				8/2022		4,812		4.9	4.8	(2)
		Warrant to purchase Class A-2 units				8/2022	8/2029	6,118		4.7	4.7	(2)
										89.0	86.6
Symplr Software Inc. and Symplr Software Intermediate Holdings, Inc. (15)	SaaS based healthcare compliance platform provider	First lien senior secured revolving loan	10.25%	Base Rate (Q)	2.75%	12/2020	12/2025		3.1	3.1	2.6	(2)
		First lien senior secured loan	8.69%	SOFR (Q)	4.50%	2/2022	12/2027		12.4	12.4	10.5	(2)(11)
		Second lien senior secured loan	12.07%	SOFR (Q)	7.88%	12/2020	12/2028		76.2	76.2	64.8	(2)(11)
		Series C-1 preferred shares	11.00% PIK			6/2021		75,939		94.9	73.1	(2)
		Series C-2 preferred shares	11.00% PIK			6/2021		40,115		47.5	36.6	(2)
		Series C-3 preferred shares	11.00% PIK			10/2021		16,201		18.5	14.3	(2)
										252.6	201.9
Synergy HomeCare Franchising, LLC and NP/Synergy Holdings, LLC (15)	Franchisor of private-pay home care for the elderly	First lien senior secured loan	10.48%	SOFR (Q)	5.75%	4/2018	4/2026		13.1	13.1	13.1	(2)(11)
		Common units				4/2018		550		0.5	1.0
										13.6	14.1
Tempus Labs, Inc.	Provider of technology enabled precision medicine solutions	First lien senior secured loan	10.49%	SOFR (Q)	7.00%	9/2022	9/2027		71.4	71.4	69.6	(2)(11)
Therapy Brands Holdings LLC	Provider of software solutions for the mental and behavioral health market segments	Second lien senior secured loan	11.10%	LIBOR (M)	6.75%	6/2021	5/2029		29.1	28.9	27.9	(2)(11)
Touchstone Acquisition, Inc. and Touchstone Holding, L.P.	Manufacturer of consumable products in the dental, medical, cosmetic and consumer/industrial end-markets	Class A preferred units	8.00% PIK			11/2018		2,149		3.0	2.1	(2)
U.S. Anesthesia Partners, Inc. & U.S. Anesthesia Partners Holdings, Inc.	Anesthesiology service provider	Second lien senior secured loan	11.62%	LIBOR (M)	7.50%	10/2021	10/2029		147.8	147.8	143.3	(2)(11)
		Common stock				12/2021		3,671,429		12.9	12.7	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										160.7	156.0
United Digestive MSO Parent, LLC (15)	Gastroenterology physician group	First lien senior secured loan	9.38%	LIBOR (M)	5.00%	2/2022	12/2024		1.0	1.0	1.0	(2)(11)
Viant Medical Holdings, Inc.	Manufacturer of plastic and rubber components for health care equipment	First lien senior secured loan	8.13%	LIBOR (M)	3.75%	5/2022	7/2025		3.2	2.9	2.8	(2)(18)
VPP Intermediate Holdings, LLC and VPP Group Holdings, L.P. (15)	Veterinary hospital operator	First lien senior secured loan	10.60%	LIBOR (M)	6.25%	12/2021	12/2027		6.2	6.2	6.0	(2)(11)
		First lien senior secured loan	10.52%	LIBOR (M)	6.50%	8/2022	12/2027		3.1	3.1	3.1	(2)(11)
		Class A-2 units				12/2021		7,524		7.5	8.6	(2)
										16.8	17.7
WSHP FC Acquisition LLC and WSHP FC Holdings LLC (15)	Provider of biospecimen products for pharma research	First lien senior secured revolving loan	10.32%	SOFR (Q)	6.25%	3/2018	3/2028		8.6	8.6	8.4	(2)(11)(14)
		First lien senior secured loan	10.98%	SOFR (Q)	6.25%	3/2018	3/2028		33.1	33.1	32.4	(2)(11)
		First lien senior secured loan	10.98%	SOFR (Q)	6.25%	7/2022	3/2028		14.5	14.5	14.2	(2)(11)
		First lien senior secured loan	10.98%	SOFR (Q)	6.25%	8/2019	3/2028		11.3	11.3	11.0	(2)(11)
		First lien senior secured loan	10.98%	SOFR (Q)	6.25%	10/2019	3/2028		10.7	10.7	10.5	(2)(11)
		First lien senior secured loan	10.98%	SOFR (Q)	6.25%	2/2019	3/2028		4.5	4.5	4.4	(2)(11)
		First lien senior secured loan	10.98%	SOFR (Q)	6.25%	10/2021	3/2028		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.98%	SOFR (Q)	6.25%	11/2021	3/2028		0.1	0.1	0.1	(2)(11)
		Common units				7/2022		33,293		4.7	4.4
										87.6	85.5

										2,525.9	2,341.9		24.51%
Commercial & Professional Services
Accommodations Plus Technologies LLC and Accommodations Plus Technologies Holdings LLC (15)	Provider of outsourced crew accommodations and logistics management solutions to the airline industry	First lien senior secured revolving loan	12.48% (0.60% PIK)	SOFR (Q)	7.75%	5/2018	5/2024		4.1	4.1	4.1	(2)(11)
		Class A common units				5/2018		236,358		4.3	6.6
										8.4	10.7
Aero Operating LLC	Provider of snow removal and melting service for airports and marine terminals	First lien senior secured loan	13.24%	SOFR (Q)	9.00%	2/2020	2/2026		36.2	36.2	35.1	(2)(11)
		First lien senior secured loan	13.24%	SOFR (Q)	9.00%	12/2021	2/2026		1.1	1.1	1.1	(2)(11)
										37.3	36.2
AI Fire Buyer, Inc. and AI Fire Parent LLC (15)	Provider of fire safety and life safety services	First lien senior secured revolving loan	10.61%	SOFR (Q)	6.00%	3/2021	3/2027		0.4	0.4	0.4	(2)(11)
		First lien senior secured loan	10.22%	SOFR (Q)	6.00%	3/2021	3/2027		26.8	26.8	26.8	(2)(11)
		Second lien senior secured loan	15.73% PIK	SOFR (Q)	11.00%	3/2021	9/2027		45.6	45.6	45.6	(2)(11)
		Second lien senior secured loan	15.73% PIK	SOFR (Q)	11.00%	5/2022	9/2027		10.3	10.3	10.3	(2)(11)
		Second lien senior secured loan	15.73% PIK	SOFR (Q)	11.00%	6/2022	9/2027		10.0	10.0	10.0	(2)(11)
		Common units				3/2021		46,990		4.7	5.7	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										97.8	98.8
Applied Technical Services, LLC (15)	Provider engineering, testing, and inspection services to various industrial, commercial and consumer customers	First lien senior secured revolving loan	12.25%	Base Rate (Q)	4.75%	5/2022	12/2026		1.1	0.9	1.1	(2)(11)
		First lien senior secured loan	10.48%	LIBOR (Q)	5.75%	5/2022	12/2026		0.8	0.8	0.8	(2)(11)
										1.7	1.9
Argenbright Holdings V, LLC and Amberstone Security Group Limited (15)	Provider of outsourced security guard services, outsourced facilities management and outsourced aviation services	First lien senior secured loan	11.49%	SOFR (Q)	7.25%	11/2021	11/2026		20.9	20.9	20.7	(2)(6)(11)
		First lien senior secured loan	11.53%	SOFR (Q)	7.25%	8/2022	11/2026		5.9	5.9	5.8	(2)(6)(11)
										26.8	26.5
BH-Sharp Holdings LP	Provider of commercial knife sharpening and cutlery services in the restaurant industry	Common units				3/2017		2,950,000		3.0	2.3	(2)
Capstone Acquisition Holdings, Inc. and Capstone Parent Holdings, LP (15)	Outsourced supply chain solutions provider to operators of distribution centers	First lien senior secured revolving loan				11/2020	11/2025		—	—	—	(13)
		First lien senior secured loan	9.13%	LIBOR (M)	4.75%	11/2020	11/2027		0.2	0.2	0.2	(2)(11)
		Second lien senior secured loan	13.13%	LIBOR (M)	8.75%	11/2020	11/2028		68.3	68.3	68.3	(2)(11)
		Class A units				11/2020		10,581		10.6	20.1	(2)
										79.1	88.6
Compex Legal Services, Inc. (15)	Provider of outsourced litigated and non-litigated medical records retrieval services	First lien senior secured revolving loan	9.51%	LIBOR (Q)	5.25%	5/2022	2/2025		1.8	1.7	1.8	(2)(11)
DTI Holdco, Inc. and OPE DTI Holdings, Inc.	Provider of legal process outsourcing and managed services	Class A common stock				8/2014		7,500		7.5	6.3	(2)
		Class B common stock				8/2014		7,500		—	—	(2)
										7.5	6.3
Elevation Services Parent Holdings, LLC (15)	Elevator service platform	First lien senior secured revolving loan	10.36%	LIBOR (S)	6.00%	12/2020	12/2026		1.4	1.4	1.4	(2)(11)(14)
		First lien senior secured loan	10.86%	LIBOR (S)	6.00%	12/2020	12/2026		10.2	10.2	10.0	(2)(11)
		First lien senior secured loan	9.47%	LIBOR (S)	6.00%	5/2022	12/2026		9.1	9.1	9.0	(2)(11)
										20.7	20.4
HAI Acquisition Corporation and Aloha Topco, LLC (15)	Professional employer organization offering human resources, compliance and risk management services	First lien senior secured loan	10.42%	SOFR (M)	6.00%	11/2017	11/2025		60.5	60.5	60.5	(2)(11)
		First lien senior secured loan	11.41%	SOFR (Q)	6.75%	12/2022	11/2025		7.8	7.8	7.8	(2)(11)
		First lien senior secured loan	10.42%	SOFR (M)	6.00%	9/2021	11/2025		0.1	0.1	0.1	(2)(11)
		Class A units				11/2017		16,980		1.7	3.1	(2)
										70.1	71.5
HH-Stella, Inc. and Bedrock Parent Holdings, LP (15)	Provider of municipal solid waste transfer management services	First lien senior secured revolving loan	9.94%	LIBOR (M)	5.50%	4/2021	4/2027		2.8	2.8	2.7	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	10.19%	LIBOR (Q)	5.50%	4/2021	4/2028		5.8	5.8	5.7	(2)(11)
		Class A units				4/2021		25,490		2.5	2.2	(2)
										11.1	10.6
ISQ Hawkeye Holdco, Inc. and ISQ Hawkeye Holdings, L.P. (15)	Provider of commercial and industrial waste processing and disposal services	First lien senior secured revolving loan				8/2022	8/2028		—	—	—	(13)
		First lien senior secured loan	10.63%	SOFR (M)	6.25%	8/2022	8/2029		3.5	3.5	3.5	(2)(11)
		Class A units				9/2022		10,000		10.0	12.5	(2)
										13.5	16.0
Kellermeyer Bergensons Services, LLC	Provider of janitorial and facilities management services	First lien senior secured loan	10.41%	LIBOR (Q)	6.00%	11/2019	11/2026		56.8	56.6	51.1	(2)(11)
		First lien senior secured loan	10.41%	LIBOR (Q)	6.00%	7/2021	11/2026		0.1	0.1	0.1	(2)(11)
										56.7	51.2
KPS Global LLC and Cool Group LLC	Manufacturer of walk-in cooler and freezer systems	First lien senior secured loan	9.92%	SOFR (M)	5.50%	4/2017	4/2024		12.6	12.6	12.6	(2)(11)
		First lien senior secured loan	9.92%	SOFR (M)	5.50%	11/2018	4/2024		3.3	3.3	3.3	(2)(11)
		Class A units				9/2018		13,292		1.1	5.2
										17.0	21.1
Laboratories Bidco LLC and Laboratories Topco LLC (15)	Lab testing services for nicotine containing products	First lien senior secured revolving loan	12.25%	Base Rate (Q)	4.75%	7/2021	7/2027		8.8	8.8	8.4	(2)(11)
		First lien senior secured loan	9.98%	LIBOR (Q)	5.75%	10/2019	7/2027		23.6	24.1	22.7	(2)(11)
		First lien senior secured loan	8.73%	LIBOR (Q)	5.75%	10/2019	7/2027		16.7	16.7	16.0	(11)
		First lien senior secured loan	9.55%	LIBOR (S)	5.75%	7/2021	7/2027		4.4	4.4	4.2	(2)(11)
		First lien senior secured loan	8.73%	LIBOR (S)	5.75%	10/2020	7/2027		0.1	0.1	0.1	(2)(11)
		Class A units				7/2021		3,099,335		4.6	4.5	(2)
										58.7	55.9
LJP Purchaser, Inc. and LJP Topco, LP (15)	Provider of non-hazardous solid waste and recycling services	First lien senior secured loan	10.44%	SOFR (Q)	6.25%	9/2022	9/2028		8.5	8.5	8.3	(2)(11)
		Class A units	8.00% PIK			9/2022		5,098,000		5.2	5.4	(2)
										13.7	13.7
Management Consulting & Research LLC (15)	Provider of systems engineering and technical assistance to the US DoD	First lien senior secured loan	10.94%	SOFR (S)	6.00%	5/2022	8/2027		1.0	1.0	1.0	(2)(11)
Marmic Purchaser, LLC and Marmic Topco, L.P. (15)	Provider of recurring fire protection services	First lien senior secured loan	10.80%	SOFR (S)	6.00%	2/2022	3/2027		0.7	0.7	0.7	(2)(11)
		First lien senior secured loan	11.04%	SOFR (S)	6.00%	3/2021	3/2027		0.2	0.2	0.2	(2)(11)
		Limited partnership units	8.00% PIK			3/2021		1,929,237		2.3	2.6	(2)
										3.2	3.5
Microstar Logistics LLC, Microstar Global Asset Management LLC, MStar Holding Corporation and Kegstar USA Inc.	Keg management solutions provider	Second lien senior secured loan	15.58% (11.00% PIK)	SOFR (Q)	11.00%	8/2020	7/2025		159.3	159.3	159.3	(11)
		Series A preferred stock				8/2020		1,507		1.5	2.6	(2)
		Common stock				12/2012		54,710		4.9	6.6	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										165.7	168.5
NAS, LLC and Nationwide Marketing Group, LLC (15)	Buying and marketing services organization for appliance, furniture and consumer electronics dealers	First lien senior secured revolving loan	11.23%	SOFR (Q)	6.50%	11/2020	6/2024		0.6	0.6	0.6	(2)(11)
		First lien senior secured loan	11.23%	SOFR (Q)	6.50%	11/2020	6/2024		6.3	6.3	6.3	(2)(11)
		First lien senior secured loan	11.23%	SOFR (Q)	6.50%	12/2021	6/2024		2.3	2.3	2.3	(2)(11)
		First lien senior secured loan	11.23%	SOFR (Q)	6.50%	5/2022	6/2024		1.3	1.3	1.3	(2)(11)
										10.5	10.5
National Intergovernmental Purchasing Alliance Company (15)	Leading group purchasing organization (“GPO”) for public agencies and educational institutions in the U.S	First lien senior secured revolving loan	7.12%	SOFR (M)	3.00%	5/2018	5/2026		1.2	1.2	1.2	(2)
Neptune Bidco US Inc. and Elliott Metron Co-Investor Aggregator L.P. (15)	Provider of audience insights, data and analytics to entertainment industry	First lien senior secured loan	8.82%	SOFR (Q)	5.00%	10/2022	4/2029		99.3	90.4	88.4	(2)(11)
		First lien senior secured loan	8.57%	SOFR (Q)	4.75%	10/2022	10/2028		74.0	68.5	65.9	(2)(11)
		First lien senior secured notes	9.29%			11/2022			52.8	51.4	49.8	(2)(18)
		First lien senior secured loan	6.25%	Euribor (Q)	5.00%	10/2022	4/2029		16.2	13.5	14.4	(2)
		Second lien senior secured loan	13.57%	SOFR (Q)	9.75%	10/2022	10/2029		221.3	221.3	214.7	(2)(11)
		Limited partnership interests				10/2022		4,040,000		4.0	4.0	(2)
										449.1	437.2
Nest Topco Borrower Inc., KKR Nest Co-Invest L.P., and NBLY 2021-1 (15)	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan	13.26%	LIBOR (Q)	8.50%	9/2021	8/2029		119.1	119.1	117.9	(2)(11)
		Limited partner interest				9/2021		9,725,000		9.7	10.2	(2)
										128.8	128.1
North American Fire Holdings, LLC and North American Fire Ultimate Holdings, LLC (15)	Provider of fire safety and life safety services	First lien senior secured loan	10.23%	SOFR (Q)	5.50%	5/2021	5/2027		20.0	20.0	20.0	(2)(11)
		First lien senior secured loan	10.08%	SOFR (Q)	5.50%	3/2022	5/2027		2.9	2.9	2.9	(2)(11)
		Common units				5/2021		884,916		0.9	2.9	(2)
										23.8	25.8
North Haven Fairway Buyer, LLC, Fairway Lawns, LLC and Command Pest Control, LLC (15)	Provider of lawncare services	First lien senior secured loan	11.05%	SOFR (Q)	6.50%	12/2022	5/2028		6.4	6.3	6.2	(2)(11)
North Haven Stack Buyer, LLC (15)	Provider of environmental testing services	First lien senior secured revolving loan	9.92%	SOFR (M)	5.50%	7/2021	7/2027		0.8	0.8	0.8	(2)(11)
		First lien senior secured loan	9.90%	SOFR (M)	5.50%	7/2021	7/2027		6.9	6.8	6.7	(2)(11)
										7.6	7.5
Petroleum Service Group LLC (15)	Provider of operational services for US petrochemical and refining companies	First lien senior secured revolving loan	9.71%	LIBOR (Q)	6.00%	7/2019	7/2025		2.5	2.5	2.5	(2)(11)(14)
		First lien senior secured loan	10.42%	LIBOR (Q)	6.00%	7/2019	7/2025		34.5	34.5	34.5	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	10.72%	LIBOR (Q)	6.00%	12/2021	7/2025		11.6	11.6	11.6	(2)(11)
										48.6	48.6
Pritchard Industries, LLC and LJ Pritchard TopCo Holdings, LLC (15)	Provider of janitorial and facilities management services	First lien senior secured loan	10.47%	SOFR (S)	5.50%	10/2021	10/2027		65.0	65.0	63.1	(2)(11)
		Class A units				10/2021		7,900,000		7.9	8.4	(2)
										72.9	71.5
PS Operating Company LLC and PS Op Holdings LLC (5)(15)	Specialty distributor and solutions provider to the swine and poultry markets	First lien senior secured revolving loan	10.73%	LIBOR (Q)	6.00%	12/2021	12/2024		4.5	4.5	4.5	(2)(11)
		First lien senior secured loan	10.73%	LIBOR (Q)	6.00%	12/2021	12/2024		14.9	14.9	14.9	(2)(11)
		Common unit				12/2021		279,199		7.4	8.3	(2)
										26.8	27.7
R2 Acquisition Corp.	Marketing services	Common stock				5/2007		250,000		0.2	0.1	(2)
RC V Tecmo Investor LLC	Technology based aggregator for facility maintenance services	Common member units				8/2020		9,624,000		8.3	22.9	(2)
RE Community Holdings GP, LLC and RE Community Holdings, LP	Operator of municipal recycling facilities	Limited partnership interest				3/2011		2.86%		—	—
		Limited partnership interest				3/2011		2.49%		—	—
										—	—
Registrar Intermediate, LLC and PSP Registrar Co-Investment Fund, L.P. (15)	Provider of FDA registration and consulting services	First lien senior secured loan	9.38%	LIBOR (M)	5.00%	8/2021	8/2027		2.7	2.7	2.7	(2)(11)
		Limited partner interests				8/2021		1.13%		2.7	2.6	(2)
										5.4	5.3
Rodeo AcquisitionCo LLC (15)	Provider of food inspection and recovery services	First lien senior secured revolving loan	10.38%	LIBOR (M)	6.00%	7/2021	7/2027		1.3	1.3	1.2	(2)(11)
		First lien senior secured loan	10.38%	LIBOR (M)	6.00%	7/2021	7/2027		16.9	16.9	16.1	(2)(11)
										18.2	17.3
Schill Landscaping and Lawn Care Services LLC, Tender Lawn Care ULC and Landscape Parallel Partners, L.P. (15)	Provider of landscape design and planning, and snow removal services	First lien senior secured revolving loan	10.14%	LIBOR (M)	5.75%	12/2021	12/2027		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	10.14%	LIBOR (M)	5.75%	12/2021	12/2027		0.6	0.6	0.6	(2)(11)
		Class A units				12/2021		4,502		11.1	14.7	(2)
										11.9	15.5
Service Logic Acquisition, Inc. and MSHC, Inc.	Heating, ventilation and air conditioning services provider	First lien senior secured loan	9.59%	SOFR (Q)	5.50%	10/2022	10/2027		0.1	0.1	0.1	(2)(11)
Shermco Intermediate Holdings, Inc. (15)	Provider of electrician services	First lien senior secured revolving loan	10.82%	SOFR (M)	6.50%	5/2022	6/2024		2.7	2.6	2.7	(2)
SSE Buyer, Inc., Supply Source Enterprises, Inc., Impact Products LLC, The Safety Zone, LLC and SSE Parent, LP	Manufacturer and distributor of personal protection equipment, commercial cleaning, maintenance and safety products	Second lien senior secured loan				6/2020	6/2030		21.0	21.0	14.3	(2)(10)
		Limited partnership class A-1 units				6/2020		2,173		1.1	—	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Limited partnership class A-2 units				6/2020		2,173		1.1	—	(2)
										23.2	14.3
Startec Equity, LLC (5)	Communication services	Member interest				4/2010				—	—
Stealth Holding LLC and UCIT Online Security Inc.	Live video monitoring solutions provider	First lien senior secured loan	10.54%	SOFR (Q)	6.75%	3/2021	3/2026		51.3	51.3	50.3	(2)(6)(11)
		First lien senior secured loan	11.08%	SOFR (Q)	6.75%	3/2022	3/2026		5.2	5.2	5.1	(2)(6)(11)
		First lien senior secured loan	13.75%	Base Rate (Q)	6.25%	3/2021	3/2026		2.5	2.5	2.4	(2)(6)(11)
										59.0	57.8
The NPD Group, L.P., IRI Group Holdings, Inc., Information Resources, Inc. and IRI-NPD Co-Invest Aggregator, L.P. (15)	Market research company focused on the consumer packaged goods industry	First lien senior secured revolving loan	10.07%	SOFR (M)	5.75%	8/2022	12/2027		1.7	1.7	1.7	(2)(11)(14)
		First lien senior secured loan	10.43% (2.75% PIK)	SOFR (M)	6.25%	8/2022	12/2028		213.5	213.5	209.3	(2)(11)
		Class A units				8/2022		10,744		11.3	15.7	(2)
										226.5	226.7
Thermostat Purchaser III, Inc. (15)	Provider of commercial HVAC equipment maintenance and repair services	Second lien senior secured loan	11.98%	LIBOR (Q)	7.25%	8/2021	8/2029		23.0	23.0	22.1	(2)(11)
Visual Edge Technology, Inc.	Provider of outsourced office solutions with a focus on printer and copier equipment and other parts and supplies	First lien senior secured loan	11.74% (1.25% PIK)	LIBOR (Q)	7.00%	8/2017	8/2022		32.6	32.6	29.3	(2)(11)
		Senior subordinated loan				8/2017	9/2024		103.8	87.5	48.8	(2)(10)
		Warrant to purchase shares of common stock				8/2017	8/2027	10,358,572		3.9	—
										124.0	78.1
VRC Companies, LLC (15)	Provider of records and information management services	First lien senior secured loan	10.97%	SOFR (S)	5.75%	5/2022	6/2027		—	0.1	—	(2)(11)
		Senior subordinated loan	12.00% (2.00% PIK)			5/2022	6/2028		5.0	5.1	4.7	(2)
										5.2	4.7
Wash Encore Holdings, LLC	Provider of outsourced healthcare linen management solutions	First lien senior secured loan	9.12%	LIBOR (S)	5.75%	7/2021	7/2027		98.5	98.5	96.5	(2)(11)
XIFIN, Inc. and ACP Charger Co-Invest LLC (15)	Revenue cycle management provider to labs	First lien senior secured revolving loan	12.25%	Base Rate (M)	4.75%	2/2020	2/2026		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	10.13%	LIBOR (M)	5.75%	12/2021	2/2026		37.0	37.0	36.6	(11)
		First lien senior secured loan	10.13%	LIBOR (M)	5.75%	7/2021	2/2026		0.1	0.1	0.1	(2)(11)
		Class A units				2/2020		180,000		1.8	4.2	(2)
		Class B units				12/2021		46,363		0.9	1.1	(2)
										40.0	42.2

										2116.4	2077.1		21.74%
Investment Funds and Vehicles

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
ACAS Equity Holdings Corporation (5)	Investment company	Common stock				1/2017		589		0.4	0.4	(6)
ARES 2007-3R	Investment vehicle	Subordinated notes				1/2017	4/2021	20.0		—	0.1	(6)
Blue Wolf Capital Fund II, L.P. (4)	Investment partnership	Limited partnership interest				1/2017		8.50%		—	0.1	(6)(18)
CoLTs 2005-1 Ltd. (5)	Investment vehicle	Preferred shares				1/2017		360		—	—	(6)
CREST Exeter Street Solar 2004-1	Investment vehicle	Preferred shares				1/2017		3,500,000		—	—	(6)
European Capital UK SME Debt LP (4)(16)	Investment partnership	Limited partnership interest				1/2017		45.00%		18.0	26.5	(6)
HCI Equity, LLC (5)	Investment company	Member interest				4/2010		100.00%		—	—	(6)(18)
Partnership Capital Growth Investors III, L.P.	Investment partnership	Limited partnership interest				10/2011		2.50%		1.8	3.9	(2)(6)(18)
PCG-Ares Sidecar Investment II, L.P. (4)(16)	Investment partnership	Limited partnership interest				10/2014		100.00%		7.1	15.5	(2)(6)
PCG-Ares Sidecar Investment, L.P. (4)	Investment partnership	Limited partnership interest				5/2014		100.00%		4.3	0.7	(6)
Piper Jaffray Merchant Banking Fund I, L.P.	Investment partnership	Limited partnership interest				8/2012		2.00%		0.1	0.5	(6)(18)
Senior Direct Lending Program, LLC (5)(17)	Co-investment vehicle	Subordinated certificates	12.77%	LIBOR (Q)	8.00%	7/2016	12/2036		1,274.1	1,274.1	1,248.6	(6)(12)
		Membership interest						87.50%		—	—	(6)
										1,274.1	1,248.6
VSC Investors LLC	Investment company	Membership interest				1/2008		1.95%		—	0.5	(2)(6)(18)

										1305.8	1296.8		13.57%
Insurance Services
Acrisure, LLC and Acrisure Finance, Inc.	Independent property and casualty insurance brokerage	Senior subordinated loan	7.00%			7/2022	11/2025		0.5	0.5	0.5	(2)(18)
Alera Group, Inc.	Insurance service provider	First lien senior secured loan	10.42%	SOFR (M)	6.00%	9/2021	10/2028		60.6	60.6	58.8	(2)(11)
Amynta Agency Borrower Inc. and Amynta Warranty Borrower Inc.	Insurance service provider	First lien senior secured loan	9.58%	SOFR (Q)	5.00%	11/2022	2/2025		14.6	13.9	14.0	(2)
		First lien senior secured loan	8.88%	LIBOR (M)	4.50%	12/2018	2/2025		2.3	2.3	2.2	(2)
										16.2	16.2
AQ Sunshine, Inc. (15)	Specialized insurance broker	First lien senior secured revolving loan	10.42%	LIBOR (S)	6.25%	4/2019	4/2024		1.4	1.4	1.4	(2)(11)(14)
		First lien senior secured loan	10.42%	LIBOR (S)	6.25%	1/2022	4/2025		8.9	8.9	8.8	(2)(11)
		First lien senior secured loan	10.42%	LIBOR (S)	6.25%	4/2019	4/2025		8.5	8.5	8.3	(2)(11)
		First lien senior secured loan	10.42%	LIBOR (S)	6.25%	10/2020	4/2025		5.6	5.6	5.5	(2)(11)
		First lien senior secured loan	10.98%	LIBOR (Q)	6.25%	5/2022	4/2025		1.0	1.0	1.0	(2)(11)
		First lien senior secured loan	10.42%	LIBOR (S)	6.25%	6/2021	4/2025		0.1	0.1	0.1	(2)(11)
										25.5	25.1
Ardonagh Midco 2 plc and Ardonagh Midco 3 plc	Insurance broker and underwriting servicer	First lien senior secured loan	8.81%	LIBOR (S)	5.75%	8/2021	7/2026		90.0	90.0	89.1	(2)(6)(11)
		First lien senior secured loan	8.19%	Euribor (Q)	6.50%	8/2022	7/2026		66.8	64.5	66.8	(2)(6)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	8.19%	SONIA (S)	7.00%	6/2020	7/2026		75.0	79.4	75.0	(2)(6)(11)
		First lien senior secured loan	8.00%	Euribor (S)	7.00%	6/2020	7/2026		7.0	7.5	7.0	(2)(6)(11)
		Senior subordinated loan	11.50% PIK			6/2020	1/2027		1.4	1.4	1.4	(2)(6)(18)
										242.8	239.3
Benecon Midco II LLC and Locutus Holdco LLC (15)	Employee benefits provider for small and mid-size employers	Common units				12/2020		9,803,682		10.0	22.1
Benefytt Technologies, Inc. (15)	Health insurance sales platform provider	First lien senior secured loan	13.16% (9.18% PIK)	SOFR (S)	8.75%	8/2021	8/2027		29.1	29.1	23.9	(2)(11)
Captive Resources Midco, LLC (15)	Provider of independent consulting services to member-owned group captives	First lien senior secured loan	7.20%	SOFR (M)	2.88%	7/2022	7/2029		0.1	0.1	0.1	(2)(11)
Foundation Risk Partners, Corp. (15)	Full service independent insurance agency	First lien senior secured revolving loan	10.32%	SOFR (M)	6.00%	10/2021	10/2027		8.6	8.6	8.5	(2)(11)
		First lien senior secured loan	10.68%	SOFR (Q)	6.00%	10/2021	10/2028		112.6	112.6	111.5	(2)(11)
		First lien senior secured loan	10.68%	SOFR (Q)	6.00%	4/2022	10/2028		30.3	30.3	30.0	(2)(11)
		First lien senior secured loan	10.68%	SOFR (Q)	6.00%	10/2021	10/2028		1.1	1.1	1.1	(2)(11)
										152.6	151.1
Galway Borrower LLC (15)	Insurance service provider	First lien senior secured revolving loan				9/2021	9/2027		—	—	—	(13)
		First lien senior secured loan	9.98%	LIBOR (Q)	5.25%	9/2021	9/2028		34.2	34.2	32.8	(2)(11)
										34.2	32.8
High Street Buyer, Inc. and High Street Holdco LLC (15)	Insurance brokerage platform	First lien senior secured loan	10.73%	LIBOR (Q)	6.00%	4/2021	4/2028		22.8	22.8	22.6	(2)(11)
		First lien senior secured loan	9.99%	LIBOR (Q)	5.75%	2/2022	4/2028		14.7	14.7	14.4	(2)(11)
		First lien senior secured loan	10.73%	LIBOR (Q)	6.00%	8/2021	4/2028		12.3	12.3	12.1	(2)(11)
		Series A preferred units	10.00% PIK			4/2021		110,561,971		125.5	112.9	(2)
		Series A common units	10.00% PIK			4/2021		4,649,000		5.5	7.1	(2)
		Series C common units	10.00% PIK			4/2021		5,666,050		0.7	8.6	(2)
										181.5	177.7
Inszone Mid, LLC and INSZ Holdings, LLC (15)	Insurance brokerage firm	First lien senior secured loan	11.33%	SOFR (M)	7.00%	11/2022	11/2028		17.6	17.6	17.1	(2)(11)
		Limited partnership interests				11/2022		246,143		1.7	1.7
										19.3	18.8
K2 Insurance Services, LLC and K2 Holdco LP (15)	Specialty insurance and managing general agency	First lien senior secured loan	9.73%	LIBOR (Q)	5.00%	7/2019	7/2026		50.4	50.4	50.4	(2)(11)
		First lien senior secured loan	9.73%	LIBOR (Q)	5.00%	12/2021	7/2026		2.3	2.3	2.3	(2)(11)
		First lien senior secured loan	9.54%	LIBOR (Q)	5.00%	8/2021	7/2026		0.2	0.2	0.2	(2)(11)
		Common units				7/2019		799,000		0.8	2.3	(2)
										53.7	55.2
OneDigital Borrower LLC (15)	Benefits broker and outsourced workflow automation platform provider for brokers	First lien senior secured revolving loan				11/2020	11/2025		—	—	—	(13)
Patriot Growth Insurance Services, LLC (15)	National retail insurance agency	First lien senior secured loan	8.87%	LIBOR (Q)	5.50%	10/2021	10/2028		16.0	15.8	15.5	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
People Corporation (15)	Provider of group benefits, group retirement and human resources services	First lien senior secured revolving loan	10.99%	CDOR (Q)	6.25%	2/2021	2/2027		1.3	1.3	1.3	(2)(6)(11)
		First lien senior secured loan	10.91%	LIBOR (Q)	6.25%	2/2021	2/2028		40.9	43.7	40.5	(2)(6)(11)
		First lien senior secured loan	10.91%	CDOR (Q)	6.25%	2/2021	2/2028		12.8	14.0	12.6	(2)(6)(11)
		First lien senior secured loan	10.17%	CDOR (Q)	5.50%	9/2021	2/2028		8.1	8.4	7.8	(2)(6)(11)
										67.4	62.2
Riser Merger Sub, Inc. (15)	Insurance program administrator	First lien senior secured loan	9.33%	SOFR (Q)	5.75%	8/2022	8/2028		0.7	0.8	0.7	(2)(11)
RSC Acquisition, Inc. and RSC Insurance Brokerage, Inc. (15)	Insurance broker	First lien senior secured loan	9.79%	SOFR (Q)	5.50%	11/2019	10/2026		32.8	32.8	31.8	(2)(11)
SageSure Holdings, LLC & Insight Catastrophe Group, LLC (15)	Insurance service provider	First lien senior secured revolving loan	10.14%	LIBOR (M)	5.75%	1/2022	1/2028		5.9	5.9	5.9	(2)(11)
		First lien senior secured loan	10.13% (1.63% PIK)	LIBOR (M)	5.75%	1/2022	1/2028		14.0	14.0	13.9	(2)(11)
		Series A units				2/2022		732		15.6	16.0
										35.5	35.8
SCM Insurance Services Inc. (15)	Provider of claims management, claims investigation & support and risk management solutions for the Canadian property and casualty insurance industry	First lien senior secured loan	11.16%	CDOR (Q)	6.25%	6/2022	8/2024		61.1	64.2	61.1	(2)(6)(11)
SelectQuote, Inc.	Direct to consumer insurance distribution platform	First lien senior secured loan	12.42% (2.00% PIK)	SOFR (M)	8.00%	11/2019	11/2024		22.2	22.2	19.5	(2)(11)
SG Acquisition, Inc.	Provider of insurance solutions for car sales	First lien senior secured loan	9.17%	LIBOR (Q)	5.00%	1/2020	1/2027		33.8	33.8	33.5	(2)(11)
Spring Insurance Solutions, LLC	Technology-based direct to consumer sales and marketing platform for insurance products	First lien senior secured loan	11.23%	LIBOR (Q)	6.50%	11/2020	11/2025		22.0	22.0	19.6	(2)(11)
THG Acquisition, LLC (15)	Multi-line insurance broker	First lien senior secured loan	9.88%	LIBOR (M)	5.50%	12/2021	12/2026		17.0	17.0	16.7	(2)(11)
		First lien senior secured loan	10.13%	LIBOR (M)	5.75%	12/2020	12/2026		14.9	14.9	14.7	(2)(11)
		First lien senior secured loan	10.13%	LIBOR (M)	5.75%	12/2019	12/2026		0.1	0.1	0.1	(2)(11)
										32.0	31.5

										1,152.6	1,132.8		11.86%
Power Generation
Apex Clean Energy TopCo, LLC (4)	Developer, builder and owner of utility-scale wind and solar power facilities	Class A common units				11/2021		1,335,610		98.7	150.6
Ferrellgas, L.P. and Ferrellgas Partners, L.P.	Distributor of propane and related accessories	Senior preferred units	8.96%			3/2021		59,422		59.5	60.0
		Class B units				9/2022		59,428		14.9	14.9
										74.4	74.9
Heelstone Renewable Energy, LLC and Heelstone Renewable Energy Investors, LLC (5)	Developer of utility scale solar systems	First lien senior secured loan	11.00% (8.54% PIK)			4/2021	4/2024		79.3	79.3	79.3	(2)
		Class A1 units				4/2021		76,446,352		77.1	124.0
		Class A2 units				3/2022		4,072,278		3.8	6.3

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										160.2	209.6
Opal Fuels LLC and Opal Fuels Inc.	Owner of natural gas facilities	Senior subordinated loan	8.00% PIK			7/2022	12/2026		28.5	24.8	28.5	(6)
		Class A common stock				7/2022		3,059,533		23.3	22.3	(6)(18)
										48.1	50.8
PosiGen, Inc.	Seller and leaser of solar power systems for residential and commercial customers	Warrant to purchase shares of series D-1 preferred stock				6/2021	6/2028	101,555		—	—
		Warrant to purchase shares of common stock				1/2020	1/2027	1,112,022		—	—
										—	—
Potomac Intermediate Holdings II LLC (5)	Gas turbine power generation facilities operator	Series A units				11/2021		226,884,442		185.7	143.2
Riverview Power LLC (15)	Operator of natural gas and oil fired power generation facilities	First lien senior secured loan	13.73%	LIBOR (Q)	9.00%	8/2021	6/2024		57.6	56.7	57.6	(2)(11)
SE1 Generation, LLC	Solar power developer	Senior subordinated loan	12.25% (5.50% PIK)			12/2019	5/2023		57.5	57.5	57.5	(2)
Sunrun Atlas Depositor 2019-2, LLC and Sunrun Atlas Holdings 2019-2, LLC	Residential solar energy provider	First lien senior secured loan	3.61%			10/2019	2/2055		0.1	0.1	0.1	(2)
		Senior subordinated loan	11.16% (5.01% PIK)	LIBOR (Q)	6.75%	11/2019	11/2025		147.9	147.9	136.1	(2)(11)
										148.0	136.2
Sunrun Luna Holdco 2021, LLC (15)	Residential solar energy provider	Senior subordinated revolving loan	7.86%	SOFR (Q)	3.50%	3/2022	4/2024		24.4	24.4	24.2	(2)(6)
		Senior subordinated revolving loan	8.95%	SOFR (Q)	7.88%	3/2022	4/2024		16.3	16.3	16.1	(2)(6)
										40.7	40.3
Sunrun Xanadu Issuer 2019-1, LLC and Sunrun Xanadu Holdings 2019-1, LLC	Residential solar energy provider	First lien senior secured loan	3.98%			6/2019	6/2054		0.3	0.3	0.3	(2)
		Senior subordinated loan	10.00% (6.00% PIK)	LIBOR (Q)	6.75%	6/2019	7/2030		72.5	72.5	67.3	(2)(11)
										72.8	67.6

										942.8	988.3		10.34%
Consumer Services
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc. (5)	Restaurant owner and operator	First lien senior secured loan				12/2016	8/2022		8.3	—	—	(2)(10)
Aimbridge Acquisition Co., Inc.	Hotel operator	Second lien senior secured loan	11.62%	LIBOR (M)	7.50%	2/2019	2/2027		22.5	22.3	21.8	(2)
American Residential Services L.L.C. and Aragorn Parent Holdings LP (15)	Heating, ventilation and air conditioning services provider	First lien senior secured revolving loan	7.14%	LIBOR (M)	2.75%	10/2020	10/2025		0.6	0.6	0.6	(2)
		First lien senior secured revolving loan	9.25%	Base Rate (M)	1.75%	10/2020	10/2025		0.3	0.3	0.3	(2)
		Second lien senior secured loan	13.23%	LIBOR (Q)	8.50%	10/2020	10/2028		56.4	56.4	56.4	(2)(11)
		Series A preferred units	10.00% PIK			10/2020		2,531,500		3.2	6.5	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										60.5	63.8
ATI Restoration, LLC (15)	Provider of disaster recovery services	First lien senior secured revolving loan	11.50%	Base Rate (Q)	4.00%	7/2020	7/2026		4.7	4.7	4.7	(2)(11)(14)
		First lien senior secured loan	9.36%	SOFR (Q)	5.00%	7/2020	7/2026		33.0	33.0	33.0	(2)(11)
		First lien senior secured loan	9.65%	SOFR (Q)	5.00%	5/2022	7/2026		8.2	8.2	8.2	(2)(11)
										45.9	45.9
Belfor Holdings, Inc. (15)	Disaster recovery services provider	First lien senior secured revolving loan	7.25%	LIBOR (M)	3.75%	4/2019	4/2024		11.6	12.1	12.1	(2)(14)
		First lien senior secured revolving loan	10.25%	Base Rate (M)	2.75%	4/2019	4/2024		1.4	1.5	1.4	(2)(14)
										13.6	13.5
Cipriani USA, Inc. and Cipriani Group Holding S.A.R.L.	Manager and operator of banquet facilities, restaurants, hotels and other leisure properties	First lien senior secured loan	15.48%	LIBOR (Q)	10.75%	5/2018	5/2023		68.2	68.0	66.9	(2)(11)
		First lien senior secured loan	15.48%	LIBOR (Q)	10.75%	12/2020	5/2023		30.0	29.7	29.4	(2)(11)
		First lien senior secured loan	15.48%	LIBOR (Q)	10.75%	12/2019	5/2023		20.0	19.7	19.6	(2)(11)
		First lien senior secured loan	15.48%	LIBOR (Q)	10.75%	7/2019	5/2023		15.5	15.4	15.2	(2)(11)
		First lien senior secured loan	15.23%	LIBOR (Q)	10.50%	11/2018	5/2023		12.2	12.2	11.9	(2)(11)
		First lien senior secured loan	15.48%	LIBOR (Q)	10.75%	6/2020	5/2023		4.9	4.9	4.8	(2)(11)
		First lien senior secured loan	15.48%	LIBOR (Q)	10.75%	8/2018	5/2023		3.0	3.0	3.0	(2)(11)
		First lien senior secured loan	15.48%	LIBOR (Q)	10.75%	11/2018	5/2023		3.0	3.0	3.0	(2)(11)
		Warrant to purchase units of shares				3/2021	3/2041	718.66		2.1	8.8	(2)(6)
										158.0	162.6
CMG HoldCo, LLC and CMG Buyer Holdings, Inc. (15)	Provider of commercial HVAC equipment maintenance and repair services	First lien senior secured revolving loan	9.47%	SOFR (Q)	5.00%	5/2022	5/2028		0.4	0.4	0.4	(2)(11)
		First lien senior secured loan	9.52%	SOFR (Q)	5.25%	5/2022	5/2028		21.8	21.8	21.4	(2)(11)
		First lien senior secured loan	9.40%	SOFR (Q)	5.00%	5/2022	5/2028		3.8	3.8	3.7	(2)(11)
		Common stock				5/2022		289		2.9	4.6	(2)
										28.9	30.1
CST Holding Company (15)	Provider of ignition interlock devices	First lien senior secured revolving loan	10.97%	SOFR (M)	6.75%	11/2022	11/2028		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	10.97%	SOFR (M)	6.75%	11/2022	11/2028		11.8	11.8	11.4	(2)(11)
										12.0	11.6
Essential Services Holding Corporation and OMERS Mahomes Investment Holdings LLC (15)	Provider of plumbing and HVAC services	First lien senior secured revolving loan				11/2020	11/2025		—	—	—	(13)
		First lien senior secured loan	9.49%	LIBOR (Q)	5.75%	4/2021	11/2026		78.1	78.1	76.5	(2)(11)
		First lien senior secured loan	9.49%	LIBOR (Q)	5.75%	11/2020	11/2026		48.2	48.2	47.2	(2)(11)
		First lien senior secured loan	9.71%	LIBOR (Q)	5.75%	11/2021	11/2026		19.6	19.6	19.2	(2)(11)
		First lien senior secured loan	14.94%	LIBOR (Q)	10.19%	11/2021	11/2026		5.6	5.6	5.5	(2)(11)
		Class A units				11/2020		6,447		22.9	42.0	(2)
										174.4	190.4

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Infinity Home Services HoldCo, Inc. and IHS Parent Holdings, L.P. (15)	Provider of residential roofing and exterior repair and replacement services	First lien senior secured loan	11.40%	SOFR (Q)	6.75%	12/2022	12/2028		11.4	11.4	11.1	(2)(11)
		Class A units				12/2022		9,524,000		9.5	9.5	(2)
										20.9	20.6
Jenny C Acquisition, Inc.	Health club franchisor	Senior subordinated loan	8.00% PIK			4/2019	4/2025		1.6	1.6	1.6	(2)
KeyStone Sub-debt HoldCo, LLC	Planet Fitness franchisee	Senior subordinated loan	10.00% PIK			1/2021	1/2027		60.0	57.6	58.8	(2)
		Senior subordinated loan	10.00% PIK			9/2021	1/2027		8.0	8.0	7.8	(2)
		Warrant to purchase Class C interests				1/2021	1/2027	24.7581		3.6	8.3	(2)
										69.2	74.9
Leviathan Intermediate Holdco, LLC and Leviathan Holdings, L.P. (15)	Franchising platform offering adolescent development programs	First lien senior secured revolving loan	12.54%	SOFR (S)	7.50%	12/2022	12/2027		0.7	0.7	0.7	(2)(11)
		First lien senior secured loan	12.54%	SOFR (S)	7.50%	12/2022	12/2027		16.2	16.2	15.8	(2)(11)
		Limited partnership interests				12/2022		1,972,732		2.0	2.0
										18.9	18.5
LSP Holdco, LLC and ZBS Mechanical Group Co-Invest Fund 2, LLC (15)	Provider of residential HVAC and plumbing services	First lien senior secured loan	10.59%	SOFR (Q)	6.38%	10/2021	10/2026		21.2	21.2	21.6	(2)(11)
		First lien senior secured loan	10.89%	SOFR (Q)	6.38%	4/2022	10/2026		6.7	6.7	6.8	(2)(11)
		First lien senior secured loan	10.42%	SOFR (Q)	6.38%	9/2022	10/2026		6.1	6.1	6.2	(2)(11)
		Membership interest				10/2021		2,771,000		2.8	15.5
										36.8	50.1
ME Equity LLC	Franchisor in the massage industry	Common stock				9/2012		3,000,000		3.0	4.5	(2)
Movati Athletic (Group) Inc.	Premier health club operator	First lien senior secured loan	10.18% (0.50% PIK)	CDOR (Q)	6.00%	10/2017	10/2024		4.7	4.9	4.6	(2)(6)(11)
OTG Management, LLC	Airport restaurant operator	Class A preferred units				8/2016		3,000,000		25.3	13.1	(2)
		Common units				1/2011		3,000,000		3.0	—
		Warrant to purchase of common units				6/2008	6/2028	7.73%		0.1	—
										28.4	13.1
Pueblo Mechanical and Controls, LLC and OMERS PMC Investment Holdings LLC (15)	Provider of commercial HVAC services	First lien senior secured loan	10.47%	SOFR (Q)	6.00%	8/2022	8/2028		1.4	1.4	1.4	(2)(11)
		Class A units				8/2022		1,001		9.7	11.0	(2)
										11.1	12.4
Pyramid Management Advisors, LLC and Pyramid Investors, LLC (15)	Hotel operator	First lien senior secured revolving loan	11.60% (1.25% PIK)	LIBOR (M)	7.25%	4/2018	7/2023		9.7	9.7	9.7	(2)(11)(14)
		First lien senior secured loan	11.63% (1.25% PIK)	LIBOR (M)	7.25%	4/2018	7/2023		16.9	16.9	16.9	(2)(11)
		First lien senior secured loan	11.63% (1.25% PIK)	LIBOR (M)	7.25%	12/2019	7/2023		0.1	0.1	0.1	(2)(11)
		Preferred membership units				7/2016		996,833		1.0	0.9
										27.7	27.6

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Redwood Services, LLC and Redwood Services Holdco, LLC (15)	Provider of residential HVAC and plumbing services	First lien senior secured loan	11.17%	SOFR (M)	6.75%	9/2022	12/2025		0.8	0.8	0.8	(2)(11)
		First lien senior secured loan	11.17%	SOFR (M)	6.75%	12/2021	12/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.17%	SOFR (M)	6.75%	12/2020	12/2025		0.2	0.2	0.2	(2)(11)
		Series D units	8.00% PIK			12/2020		19,592,999		20.5	33.9
										21.6	35.0
Safe Home Security, Inc., Security Systems Inc., Safe Home Monitoring, Inc., National Protective Services, Inc., Bright Integrations LLC and Medguard Alert, Inc.	Provider of safety systems for business and residential customers	First lien senior secured loan	11.63%	LIBOR (M)	7.25%	8/2020	8/2024		47.9	47.9	47.9	(2)(11)
SV-Burton Holdings, LLC and LBC Breeze Holdings LLC (15)	Provider of HVAC and plumbing services to residential and commercial customers	First lien senior secured loan	9.93%	LIBOR (Q)	5.50%	12/2021	12/2027		1.3	1.3	1.3	(2)(11)
		Class A units				12/2021		4,296		4.3	4.8
										5.6	6.1
Taymax Group, L.P., Taymax Group G.P., LLC, PF Salem Canada ULC and TCP Fit Parent, L.P. (15)	Planet Fitness franchisee	First lien senior secured revolving loan	9.51% (0.50% PIK)	LIBOR (S)	4.75%	7/2018	7/2025		0.4	0.4	0.4	(2)(11)
		First lien senior secured revolving loan	10.05% (0.50% PIK)	SOFR (M)	5.63%	7/2018	7/2025		0.4	0.4	0.4	(2)(11)
		First lien senior secured loan	8.92% (0.50% PIK)	LIBOR (S)	4.75%	3/2020	7/2025		1.4	1.4	1.4	(2)(11)
		Class A units				7/2018		37,020		3.8	4.6
										6.0	6.8
The Alaska Club Partners, LLC, Athletic Club Partners LLC and The Alaska Club, Inc. (15)	Premier health club operator	First lien senior secured loan	14.00% (2.00% PIK)	Base Rate (Q)	6.50%	12/2019	12/2024		12.5	12.5	12.5	(2)(11)
The Arcticom Group, LLC and AMCP Mechanical Holdings, LP (15)	Refrigeration, heating, ventilation and air conditioning services provider	First lien senior secured revolving loan	10.10%	LIBOR (M)	6.00%	12/2021	12/2027		8.9	8.9	8.8	(2)(11)
		First lien senior secured revolving loan	12.50%	Base Rate (M)	5.00%	12/2021	12/2027		2.5	2.5	2.5	(2)(11)
		First lien senior secured loan	9.57%	LIBOR (S)	6.00%	8/2022	12/2027		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	11.08%	LIBOR (Q)	6.00%	12/2021	12/2027		0.2	0.2	0.2	(2)(11)
		Class A units				12/2021		5,667,160		5.7	8.5
										17.5	20.2
YE Brands Holdings, LLC (15)	Sports camp operator	First lien senior secured revolving loan	9.47%	SOFR (Q)	5.00%	10/2021	10/2027		1.5	1.5	1.5	(2)(11)
		First lien senior secured loan	9.93%	SOFR (Q)	5.25%	6/2022	10/2027		8.2	8.2	8.2	(2)(11)
		First lien senior secured loan	9.68%	SOFR (Q)	5.00%	10/2021	10/2027		0.1	0.1	0.1	(2)(11)
										9.8	9.8

										859.0	905.9		9.48%

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Consumer Durables & Apparel
Badger Sportswear Acquisition, Inc.	Provider of team uniforms and athletic wear	Second lien senior secured loan	13.57%	LIBOR (Q)	9.00%	9/2016	6/2024		56.8	56.8	56.8	(2)(11)
Bowhunter Holdings, LLC	Provider of branded archery and bowhunting accessories	Common units				4/2014		421		4.2	—
Centric Brands LLC and Centric Brands GP LLC (15)	Designer, marketer and distributor of licensed and owned apparel	First lien senior secured revolving loan	9.70%	SOFR (Q)	5.75%	5/2020	10/2024		5.0	5.0	4.7	(2)(11)
		First lien senior secured loan	13.30% (7.33% PIK)	SOFR (Q)	9.00%	10/2018	10/2025		75.4	75.3	70.9	(2)(11)
		Membership interests				10/2018		279,392		2.9	2.9	(2)
										83.2	78.5
DRS Holdings III, Inc. and DRS Holdings I, Inc. (15)	Footwear and orthopedic foot-care brand	First lien senior secured loan	10.47%	LIBOR (Q)	5.75%	11/2019	11/2025		28.0	28.0	26.8	(2)(11)
		First lien senior secured loan	10.47%	LIBOR (Q)	5.75%	6/2021	11/2025		25.8	25.8	24.8	(11)
		Common stock				11/2019		8,549		8.5	7.2	(2)
										62.3	58.8
Implus Footcare, LLC	Provider of footwear and other accessories	First lien senior secured loan	13.98% (1.50% PIK)	SOFR (Q)	9.25%	6/2017	4/2024		102.7	102.7	92.4	(2)(11)
		First lien senior secured loan	12.48% (0.27% PIK)	SOFR (Q)	7.75%	6/2017	4/2024		14.1	14.1	12.6	(2)(11)
		First lien senior secured loan	12.48% (0.27% PIK)	SOFR (Q)	7.75%	7/2018	4/2024		5.0	5.0	4.5	(2)(11)
		First lien senior secured loan	13.98% (0.30% PIK)	SOFR (Q)	9.25%	6/2016	4/2024		1.3	1.3	1.1	(2)(11)
										123.1	110.6
Johnnie-O Inc. and Johnnie-O Holdings Inc.	Apparel retailer	First lien senior secured loan	10.65% (4.50% PIK)	SOFR (Q)	6.00%	3/2022	3/2027		19.2	18.3	18.8	(2)(11)
		Series A convertible preferred stock				3/2022		144,211		4.3	5.5	(2)
		Warrant to purchase shares of common stock				3/2022	3/2032	76,491		1.0	1.3	(2)
										23.6	25.6
Lew's Intermediate Holdings, LLC (15)	Outdoor brand holding company	First lien senior secured loan	9.40%	SOFR (Q)	5.00%	2/2021	2/2028		1.0	1.0	0.9	(2)(11)
New Era Cap, LLC	Sports apparel manufacturing company	First lien senior secured loan	9.94%	LIBOR (Q)	6.00%	1/2022	7/2027		27.8	27.8	27.8	(2)(11)
Pelican Products, Inc. (15)	Flashlights manufacturer	Second lien senior secured loan	12.20%	LIBOR (Q)	7.75%	12/2021	12/2029		60.0	60.0	55.8	(2)(11)
Rawlings Sporting Goods Company, Inc. and Easton Diamond Sports, LLC	Sports equipment manufacturing company	First lien senior secured loan	11.48%	LIBOR (Q)	6.75%	12/2020	12/2026		49.7	49.7	49.7	(2)(11)
		First lien senior secured loan	11.48%	LIBOR (Q)	6.75%	11/2021	12/2026		0.1	0.1	0.1	(2)(11)
										49.8	49.8
Reef Lifestyle, LLC (15)	Apparel retailer	First lien senior secured revolving loan	14.50% (2.00% PIK)	SOFR (Q)	10.00%	10/2018	10/2024		35.5	35.5	34.4	(2)(11)(14)
		First lien senior secured revolving loan	14.32% (4.96% PIK)	SOFR (M)	10.00%	7/2020	10/2024		1.0	0.9	1.0	(2)(11)(14)
		First lien senior secured loan	12.74% (2.00% PIK)	LIBOR (Q)	8.00%	10/2018	10/2024		23.7	23.7	22.9	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	10.15% (2.00% PIK)	LIBOR (Q)	5.75%	7/2020	10/2024		1.3	1.3	1.3	(2)(11)
										61.4	59.6
S Toys Holdings LLC (fka The Step2 Company, LLC) (5)	Toy manufacturer	Class B common units				10/2014		126,278,000		—	—
		Common units				4/2011		1,116,879		—	—
		Warrant to purchase units				4/2010		3,157,895		—	—
										—	—
SHO Holding I Corporation	Manufacturer and distributor of slip resistant footwear	Second lien senior secured loan				10/2015	10/2024		124.9	120.4	82.4	(2)(10)
Shock Doctor, Inc. and Shock Doctor Holdings, LLC (4)(15)	Developer, marketer and distributor of sports protection equipment and accessories	First lien senior secured loan	9.84%	SOFR (Q)	5.00%	5/2019	5/2024		0.1	0.1	0.1	(2)(11)
		Class A preferred units				3/2014		50,000		5.0	1.8	(2)
		Class C preferred units				4/2015		50,000		5.0	1.8	(2)
		Preferred units				5/2019		14,591		1.6	2.3	(2)
										11.7	6.0
SVP-Singer Holdings Inc. and SVP-Singer Holdings LP	Manufacturer of consumer sewing machines	First lien senior secured loan	11.48%	LIBOR (Q)	6.75%	7/2021	7/2028		44.4	43.5	36.4	(2)(11)
		Class A common units				7/2021		6,264,706		26.1	4.0	(2)
										69.6	40.4
Totes Isotoner Corporation and Totes Ultimate Holdco, Inc. (4)	Designer, marketer, and distributor of rain and cold weather products	First lien senior secured loan	10.38%	LIBOR (M)	6.00%	12/2019	12/2024		2.2	2.2	1.9	(2)(11)
		First lien senior secured loan	8.38%	LIBOR (M)	4.00%	12/2019	6/2024		1.6	1.6	1.6	(2)(11)
		Common stock				12/2019		861,000		6.0	0.2	(2)
										9.8	3.7
Varsity Brands Holding Co., Inc. and BCPE Hercules Holdings, LP	Leading manufacturer and distributor of textiles, apparel & luxury goods	First lien senior secured loan	7.88%	LIBOR (M)	3.50%	4/2020	12/2024		14.8	14.0	14.2	(2)(11)(18)
		Second lien senior secured loan	12.63%	LIBOR (M)	8.25%	12/2017	12/2025		122.7	122.7	121.5	(2)(11)
		Second lien senior secured loan	12.63%	LIBOR (M)	8.25%	7/2018	12/2025		21.1	21.1	20.9	(2)(11)
		Class A Units				7/2018		1,400		1.4	1.0	(2)
										159.2	157.6

										923.9	814.3		8.52%
Capital Goods
AI Aqua Merger Sub, Inc.	End to end provider of water solutions to a wide range of customer bases	First lien senior secured loan	7.97%	SOFR (M)	3.75%	6/2021	7/2028		1.0	1.0	0.9	(2)(11)(18)
API Commercial Inc., API Military Inc., and API Space Intermediate, Inc.	Provider of military aircraft aftermarket parts and distribution, repair and logistics services	First lien senior secured loan				5/2022	8/2025		7.3	3.6	3.6	(2)(10)
Arrowhead Holdco Company and Arrowhead GS Holdings, Inc.	Distributor of non-discretionary, mission-critical aftermarket replacement parts	First lien senior secured loan	8.68%	SOFR (Q)	4.50%	8/2021	8/2028		0.1	0.1	0.1	(2)(11)
		Common stock				8/2021		5,054		5.1	6.4	(2)
										5.2	6.5

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
BlueHalo Financing Holdings, LLC, BlueHalo Global Holdings, LLC, and BlueHalo, LLC (15)	Provides products and services to the Department of Defense and Intelligence Community	First lien senior secured revolving loan	10.72%	LIBOR (Q)	6.00%	5/2022	10/2025		2.8	2.7	2.7	(2)(11)
		First lien senior secured loan	10.70%	LIBOR (Q)	6.00%	5/2022	10/2025		1.0	1.0	1.0	(2)(11)
										3.7	3.7
Burgess Point Purchaser Corporation	Remanufacturer of mission-critical and non-discretionary aftermarket vehicle, industrial, energy storage, and solar replacement parts	First lien senior secured loan	9.67%	SOFR (M)	5.25%	7/2022	7/2029		4.8	4.4	4.3	(2)(11)(18)
Cadence Aerospace, LLC (15)	Aerospace precision components manufacturer	First lien senior secured revolving loan	12.92% (2.00% PIK)	LIBOR (Q)	8.50%	11/2017	8/2023		13.7	13.7	13.4	(2)(11)(14)
		First lien senior secured revolving loan	12.92% (2.00% PIK)	LIBOR (Q)	8.50%	7/2020	11/2023		1.0	1.0	1.0	(2)(11)(14)
		First lien senior secured loan	12.92% (2.00% PIK)	LIBOR (Q)	8.50%	11/2017	11/2023		31.1	31.1	30.5	(2)(11)
		First lien senior secured loan	12.92% (2.00% PIK)	LIBOR (Q)	8.50%	10/2019	11/2023		11.9	11.9	11.6	(2)(11)
		First lien senior secured loan	12.92% (2.00% PIK)	LIBOR (Q)	8.50%	7/2018	11/2023		9.7	9.7	9.5	(2)(11)
		First lien senior secured loan	13.23% (2.00% PIK)	LIBOR (Q)	8.50%	2/2020	11/2023		7.8	7.8	7.6	(2)(11)
		First lien senior secured loan	12.92% (2.00% PIK)	LIBOR (Q)	8.50%	7/2020	11/2023		5.3	5.2	5.2	(2)(11)
										80.4	78.8
DFS Holding Company, Inc.	Distributor of maintenance, repair, and operations parts, supplies, and equipment to the foodservice industry	First lien senior secured loan	9.44%	LIBOR (M)	6.00%	7/2017	8/2023		164.9	164.9	164.9	(2)(11)
		First lien senior secured loan	10.38%	LIBOR (M)	6.00%	5/2020	8/2023		6.5	6.5	6.5	(2)(11)
		First lien senior secured loan	10.38%	LIBOR (M)	6.00%	3/2017	8/2023		4.3	4.3	4.3	(2)(11)
										175.7	175.7
Dynamic NC Aerospace Holdings, LLC and Dynamic NC Investment Holdings, LP (15)	Provider of aerospace technology and equipment	First lien senior secured loan	11.65%	SOFR (Q)	7.00%	12/2020	12/2026		23.2	23.2	23.2	(2)(11)
		Common units				12/2020		9,773,000		9.8	9.0
										33.0	32.2
EPS NASS Parent, Inc. (15)	Provider of maintenance and engineering services for electrical infrastructure	First lien senior secured revolving loan	10.48%	LIBOR (Q)	5.75%	4/2021	4/2026		0.8	0.8	0.8	(2)(11)(14)
		First lien senior secured loan	10.48%	LIBOR (Q)	5.75%	4/2021	4/2028		0.2	0.2	0.2	(2)(11)
										1.0	1.0
ESCP PPG Holdings, LLC (4)	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	Class A-1 units				8/2022		96,897		2.3	3.0	(2)
		Class A-2 units				12/2016		3,500		3.5	0.1	(2)
										5.8	3.1
Harvey Tool Company, LLC (15)	Manufacturer of cutting tools used in the metalworking industry	First lien senior secured loan	10.64%	LIBOR (S)	5.50%	10/2021	10/2027		1.1	1.1	1.1	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation (5)	Provider of high-speed intelligent document scanning hardware and software	Senior subordinated loan	14.00%			1/2017	12/2023		16.6	16.5	16.6	(2)
		Series A preferred stock	8.00% PIK			1/2017		73,804,135		1.5	29.8
		Class A common stock				1/2017		48,082		—	0.1
		Class B common stock				1/2017		431,055		0.1	1.3
										18.1	47.8
Kene Acquisition, Inc. and Kene Holdings, L.P. (15)	National utility services firm providing engineering and consulting services to natural gas, electric power and other energy and industrial end markets	First lien senior secured revolving loan				8/2019	8/2024		—	—	—	(13)
		First lien senior secured loan	8.98%	LIBOR (Q)	4.25%	8/2019	8/2026		40.6	40.6	39.8	(2)(11)
		Class A units				8/2019		4,549,000		4.5	7.0	(2)
										45.1	46.8
Lower ACS, Inc. (15)	Provider of commercial HVAC equipment and services	First lien senior secured loan	10.13%	LIBOR (M)	5.75%	1/2022	1/2028		5.4	5.4	5.4	(2)(11)
LTG Acquisition, Inc.	Designer and manufacturer of display, lighting and passenger communication systems for mass transportation markets	Class A membership units				1/2017		5,000		5.1	—
Maverick Acquisition, Inc.	Manufacturer of precision machined components for defense and high-tech industrial platforms	First lien senior secured loan	10.98%	LIBOR (Q)	6.25%	6/2021	6/2027		27.6	27.6	25.4	(2)(11)
MB Aerospace Holdings II Corp.	Aerospace engine components manufacturer	First lien senior secured loan	8.23%	LIBOR (Q)	3.50%	6/2021	1/2025		14.3	13.4	12.5	(2)(11)
		Second lien senior secured loan	13.73%	LIBOR (Q)	9.00%	1/2018	1/2026		68.4	68.4	63.6	(2)(11)
		Second lien senior secured loan	13.73%	LIBOR (Q)	9.00%	5/2019	1/2026		23.6	23.6	22.0	(2)(11)
										105.4	98.1
NCWS Intermediate, Inc. and NCWS Holdings LP (15)	Manufacturer and supplier of car wash equipment, parts and supplies to the conveyorized car wash market	First lien senior secured loan	10.38%	LIBOR (M)	6.00%	11/2021	12/2026		97.0	97.0	95.1	(2)(11)
		First lien senior secured loan	10.38%	LIBOR (M)	6.00%	12/2020	12/2026		0.2	0.2	0.2	(2)(11)
		Class A-2 common units				12/2020		12,296,000		12.9	18.5	(2)
										110.1	113.8
Noble Aerospace, LLC (15)	Provider of metal finishing services to the aerospace, military and defense sectors	First lien senior secured revolving loan				5/2022	9/2023		—	—	—	(13)
Osmose Utilities Services, Inc. and Pine Intermediate Holding LLC	Provider of structural integrity management services to transmission and distribution infrastructure	Second lien senior secured loan	11.13%	LIBOR (M)	6.75%	6/2021	6/2029		55.3	55.3	51.4	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Precinmac (US) Holdings Inc., Trimaster Manufacturing Inc. and Blade Group Holdings, LP.	Manufacturer of high-tolerance precision machined components and assemblies for the aerospace and defense industry	First lien senior secured loan	10.42%	SOFR (M)	6.00%	8/2021	8/2027		11.7	11.7	11.4	(2)(6)(11)
		First lien senior secured loan	10.42%	SOFR (M)	6.00%	4/2022	8/2027		4.0	4.0	3.9	(2)(6)(11)
		Class A units				8/2021		88,420		13.4	26.5	(2)
										29.1	41.8
Prime Buyer, L.L.C. (15)	Provider of track systems, cabs, hulls, doors, and various armored components for defense/military vehicle applications	First lien senior secured revolving loan	9.88%	SOFR (Q)	5.25%	5/2022	12/2026		2.7	2.0	2.6	(2)(11)
Qnnect, LLC and Connector TopCo, LP (15)	Manufacturer of highly engineered hermetic packaging products	First lien senior secured loan	11.11%	SOFR (Q)	7.00%	11/2022	11/2029		10.6	10.6	10.3	(2)(11)
		Limited partnership interests				11/2022		992,500		9.9	9.9	(2)
										20.5	20.2
Radius Aerospace, Inc. and Radius Aerospace Europe Limited (15)	Metal fabricator in the aerospace industry	First lien senior secured revolving loan	8.68%	SONIA (M)	5.75%	11/2019	3/2025		0.4	0.4	0.4	(2)(6)(11)
		First lien senior secured revolving loan	10.08%	SOFR (M)	5.75%	3/2019	3/2025		0.4	0.4	0.4	(2)(6)(11)
										0.8	0.8
Radwell Parent, LLC (15)	Distributor of maintenance, repair, and operations parts	First lien senior secured loan	11.33%	SOFR (Q)	6.75%	12/2022	4/2029		19.5	18.9	18.9	(2)(11)
Sunk Rock Foundry Partners LP, Hatteras Electrical Manufacturing Holding Company and Sigma Electric Manufacturing Corporation, Diecast Beacon (15)	Manufacturer of metal castings, precision machined components and sub-assemblies in the electrical products, power transmission and distribution and general industrial markets	First lien senior secured revolving loan				10/2017	10/2024		—	—	—	(13)

										758.3	783.9		8.21%
Automobiles & Components
Automotive Keys Group, LLC and Automotive Keys Investor, LLC	Provider of replacement wireless keys for automotive market	First lien senior secured loan	10.93%	SOFR (Q)	6.25%	12/2022	11/2025		5.3	5.3	5.3	(2)(11)
		First lien senior secured loan	9.73%	LIBOR (Q)	5.00%	12/2021	11/2025		0.1	0.1	0.1	(2)(11)
		Preferred units	9.00% PIK			11/2020		5,208,159		6.1	5.2	(2)
		Class A common units				11/2020		5,208,159		—	—
										11.5	10.6
Continental Acquisition Holdings, Inc.	Distributor of aftermarket batteries to the electric utility vehicle, automotive, commercial, marine and industrial markets	First lien senior secured loan	11.48%	LIBOR (Q)	6.75%	1/2021	1/2027		36.2	36.2	33.3	(2)(11)
		First lien senior secured loan	11.48%	LIBOR (Q)	6.75%	12/2021	1/2027		5.4	5.4	4.9	(2)(11)
										41.6	38.2
Eckler Purchaser LLC (5)	Restoration parts and accessories provider for classic automobiles	Class A common units				7/2012		67,972		—	—

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Faraday Buyer, LLC (15)	Manufacturer and supplier for the power utility and automotive markets worldwide	First lien senior secured loan	11.32%	SOFR (M)	7.00%	10/2022	10/2028		52.2	52.2	50.6	(2)(11)
Faraday&Future Inc., FF Inc., Faraday SPE, LLC and Faraday Future Intelligent Electric Inc.	Electric vehicle manufacturer	Warrant to purchase shares of Class A common stock				8/2021	8/2027	633,008		2.3	—	(2)
Highline Aftermarket Acquisition, LLC, Highline Aftermarket SC Acquisition, Inc. and Highline PPC Blocker LLC (15)	Manufacturer and distributor of automotive fluids	First lien senior secured revolving loan	8.13%	LIBOR (M)	3.75%	11/2020	11/2025		1.0	1.0	0.9	(2)(14)
		First lien senior secured loan	8.88%	LIBOR (M)	4.50%	3/2022	11/2027		11.9	11.3	10.9	(2)(11)(18)
		Second lien senior secured loan	12.72%	LIBOR (Q)	8.00%	11/2020	11/2028		70.4	70.4	64.0	(2)(11)
		Co-invest units				11/2020		59,230		5.9	3.8	(2)
										88.6	79.6
Mavis Tire Express Services Topco Corp., Metis Holdco, Inc. and Metis Topco, LP (15)	Auto parts retailer	First lien senior secured revolving loan				5/2021	5/2026		—	—	—	(13)
		Series A preferred stock	7.00% PIK			5/2021		68,601		77.0	76.6	(2)
		Class A-1 units				5/2021		24,586		24.6	33.1	(2)
										101.6	109.7
McLaren Group Limited	Automobile manufacturer and retailer	Senior preference shares	12.50% PIK			8/2021	8/2028	200,000		23.7	26.2	(2)(6)
		Warrant to purchase units of ordinary shares				8/2021	8/2100	49,181		5.5	2.8	(2)(6)
		Warrant to purchase units of ordinary shares				8/2021	8/2100	13,776		1.6	0.8	(2)(6)
										30.8	29.8
Sun Acquirer Corp. and Sun TopCo, LP (15)	Automotive parts and repair services retailer	First lien senior secured revolving loan				9/2021	9/2027		—	—	—	(13)
		First lien senior secured loan	10.13%	LIBOR (M)	5.75%	9/2021	9/2028		52.0	52.0	50.4	(2)(11)
		First lien senior secured loan	10.13%	LIBOR (M)	5.75%	11/2021	9/2028		5.3	5.3	5.2	(2)(11)
		Class A units				9/2021		79,687		8.0	9.3	(2)
										65.3	64.9
Wand Newco 3, Inc.	Collision repair company	Second lien senior secured loan	11.63%	LIBOR (M)	7.25%	2/2019	2/2027		182.6	180.9	178.9	(2)

										574.8	562.3		5.89%
Media & Entertainment
Aventine Intermediate LLC & Aventine Holdings II LLC (15)	Media and production company	First lien senior secured loan	10.38% (4.12% PIK)	LIBOR (M)	6.00%	12/2021	6/2027		9.4	9.4	9.3	(2)(11)
		Senior subordinated loan	10.25% PIK			12/2021	12/2030		39.4	39.4	36.2	(2)
										48.8	45.5
Axiomatic, LLC	Premiere e-sports and video game investment platform	Class A-1 units				5/2022		500,000		5.0	5.3
CMW Parent LLC (fka Black Arrow, Inc.)	Multiplatform media firm	Series A units				9/2015		32		—	—

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Eagle Football Holdings BidCo Limited	Multi-club sports platform	Senior subordinated loan	15.00% PIK			12/2022	12/2028		25.5	25.5	23.9	(2)(6)
		Senior subordinated loan	12.30%			12/2022	12/2028		41.7	41.7	40.5	(2)(6)
										67.2	64.4
Global Music Rights, LLC (15)	Music right management company	First lien senior secured loan	10.23%	LIBOR (Q)	5.50%	8/2021	8/2028		0.1	0.1	0.1	(2)(11)
MailSouth, Inc.	Provider of shared mail marketing services	First lien senior secured loan				5/2022	4/2024		8.7	5.8	3.9	(2)(10)
Miami Beckham United LLC	American professional soccer club	Class A preferred units	8.50% PIK			9/2021		85,000		94.7	94.7
OUTFRONT Media Inc.	Provider of out-of-home advertising	Series A convertible perpetual preferred stock	7.00%			4/2020		25,000		25.0	33.6	(2)(6)
Production Resource Group, L.L.C. and PRG III, LLC (4)	Provider of rental equipment, labor, production management, scenery, and other products to various entertainment end-markets	First lien senior secured loan	12.85% (9.85% PIK)	LIBOR (M)	8.50%	8/2018	8/2024		39.1	39.1	39.1	(2)(11)
		First lien senior secured loan	11.85% (2.59% PIK)	LIBOR (M)	7.50%	7/2020	8/2024		15.4	15.4	15.4	(2)(11)
		First lien senior secured loan	11.88% (2.57% PIK)	LIBOR (M)	7.50%	8/2021	8/2024		7.6	7.6	7.6	(2)(11)
		First lien senior secured loan	11.88% (2.57% PIK)	LIBOR (M)	7.50%	6/2021	8/2024		0.9	0.9	0.9	(2)(11)
		Class A units				10/2020		113,617		4.9	34.3	(2)
										67.9	97.3
Professional Fighters League, LLC and PFL MMA, Inc. (15)	Mixed martial arts league	First lien senior secured loan	12.00% PIK			1/2021	1/2026		17.1	16.1	17.1	(2)
		Second lien senior secured loan	14.00%			11/2022	1/2026		0.1	—	0.1	(2)
		Series E preferred stock				4/2022		219,035		0.7	0.6	(2)
		Warrant to purchase shares of common stock				1/2021	1/2027	3,223,122		1.7	0.8	(2)
		Warrant to purchase shares of common stock				11/2022	11/2029	57,322		0.2	0.2	(2)
										18.7	18.8
Storm Investment S.a.r.l.	Spanish futbol club	First lien senior secured loan	3.75%			6/2021	6/2029		66.0	73.6	66.0	(2)(6)
		Class A redeemable shares				6/2021		3,297,791		1.6	2.2	(2)(6)
		Class B redeemable shares				6/2021		3,297,791		1.6	2.2	(2)(6)
		Class C redeemable shares				6/2021		3,297,791		1.6	2.2	(2)(6)
		Class D redeemable shares				6/2021		3,297,791		1.6	2.2	(2)(6)
		Class E redeemable shares				6/2021		3,297,791		1.6	2.2	(2)(6)
		Class F redeemable shares				6/2021		3,297,791		1.6	2.2	(2)(6)
		Class G redeemable shares				6/2021		3,297,791		1.6	2.2	(2)(6)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Class H redeemable shares				6/2021		3,297,791		1.6	2.2	(2)(6)
		Class I redeemable shares				6/2021		3,297,791		1.6	2.2	(2)(6)
		Ordinary shares				6/2021		3,958		—	0.2	(2)(6)
										88.0	86.0
The Teaching Company Holdings, Inc.	Education publications provider	Preferred stock				9/2006		10,663		1.1	2.5	(2)
		Common stock				9/2006		15,393		—	—
										1.1	2.5

										422.3	452.1		4.73%
Food & Beverage
American Seafoods Group LLC and American Seafoods Partners LLC	Harvester and processor of seafood	Class A units				8/2015		77,922		0.1	0.3	(2)
		Warrant to purchase Class A units				8/2015	8/2035	7,422,078		7.4	28.0	(2)
										7.5	28.3
Berner Food & Beverage, LLC (15)	Supplier of dairy-based food and beverage products	First lien senior secured revolving loan	12.00%	Base Rate (Q)	4.50%	7/2021	7/2026		0.4	0.4	0.4	(2)(11)
		First lien senior secured revolving loan	9.91%	LIBOR (Q)	5.50%	7/2021	7/2026		0.1	0.1	0.1	(2)(11)
										0.5	0.5
Bragg Live Food Products, LLC and SPC Investment Co., L.P. (4)(15)	Health food company	First lien senior secured loan	11.58%	SOFR (Q)	7.00%	12/2020	12/2025		28.9	28.9	28.3	(2)(11)
		Common units				3/2019		14,850		11.5	10.8	(2)
										40.4	39.1
CHG PPC Parent LLC & PPC CHG Blocker LLC	Diversified food products manufacturer	Second lien senior secured loan	11.13%	LIBOR (M)	6.75%	12/2021	12/2029		94.6	94.6	89.9	(2)(11)
		Common units				12/2021		59		3.0	2.9	(2)
										97.6	92.8
Florida Food Products, LLC	Provider of plant extracts and juices	First lien senior secured loan	9.32%	SOFR (M)	5.00%	6/2022	10/2028		0.4	0.4	0.4	(2)(11)
		First lien senior secured loan	9.38%	LIBOR (M)	5.00%	10/2021	10/2028		0.1	0.1	0.1	(2)(11)
		Second lien senior secured loan	12.38%	LIBOR (M)	8.00%	10/2021	10/2029		71.8	71.8	70.4	(2)(11)
										72.3	70.9
GF Parent LLC	Producer of low-acid, aseptic food and beverage products	Class A preferred units				5/2015		2,940		2.9	—
		Class A common units				5/2015		60,000		0.1	—
		Class B common units				5/2015		0.26		—	—
										3.0	—
Gotham Greens Holdings, PBC (15)	Producer of vegetables and culinary herbs for restaurants and retailers	First lien senior secured loan	11.80%	SOFR (Q)	7.38%	6/2022	12/2026		17.7	17.7	17.4	(2)(11)
		Series E-1 preferred stock	6.00% PIK			6/2022		166,059		14.2	14.2	(2)
		Warrant to purchase shares of Series E-1 preferred stock				6/2022	6/2032	43,154		—	—
										31.9	31.6

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Hometown Food Company (15)	Food distributor	First lien senior secured revolving loan	9.39%	LIBOR (M)	5.00%	8/2018	8/2023		0.8	0.8	0.8	(2)(11)(14)
KNPC HoldCo, LLC	Producer of trail mix and mixed nut snack products	First lien senior secured loan	9.92%	SOFR (M)	5.50%	4/2022	10/2028		5.6	5.6	5.5	(11)
		First lien senior secured loan	11.42%	SOFR (M)	7.00%	12/2022	10/2028		1.3	1.3	1.3	(2)(11)
										6.9	6.8
Manna Pro Products, LLC (15)	Manufacturer and supplier of specialty nutrition and care products for animals	First lien senior secured revolving loan	10.14%	LIBOR (M)	6.00%	12/2020	12/2026		5.1	5.1	4.7	(2)(11)
RB Holdings InterCo, LLC (15)	Manufacturer of pet food and treats	First lien senior secured revolving loan	9.28%	SOFR (Q)	5.00%	5/2022	5/2028		1.8	1.8	1.7	(2)(11)
		First lien senior secured loan	9.32%	SOFR (Q)	5.00%	5/2022	5/2028		11.5	11.5	11.2	(2)(11)
										13.3	12.9
RF HP SCF Investor, LLC	Branded specialty food company	Membership interest				12/2016		10.08%		12.5	25.9	(2)(6)
Teasdale Foods, Inc. and Familia Group Holdings Inc.	Provider of beans, sauces and hominy to the retail, foodservice and wholesale channels	First lien senior secured loan	12.29% (1.00% PIK)	SOFR (S)	7.25%	12/2020	12/2025		75.9	75.9	65.3	(2)(11)
		Warrant to purchase shares of common stock				2/2019	2/2034	57,827		—	—
										75.9	65.3
Triton Water Holdings, Inc.	Producer and provider of bottled water brands	First lien senior secured loan	8.23%	LIBOR (Q)	3.50%	3/2021	3/2028		1.0	1.0	0.9	(2)(11)(18)
		Senior subordinated loan	6.25%			3/2021	4/2029		0.1	0.1	0.1	(2)(18)
										1.1	1.0
Watermill Express, LLC and Watermill Express Holdings, LLC (15)	Owner and operator of self-service water and ice stations	First lien senior secured loan	10.23%	LIBOR (Q)	5.50%	4/2021	4/2027		20.4	20.4	20.4	(2)(11)
		Class A units	8.00% PIK			4/2021		282,200		3.2	3.2
										23.6	23.6
Winebow Holdings, Inc. and The Vintner Group, Inc.	Importer and distributor of wine	First lien senior secured loan	10.63%	LIBOR (M)	6.25%	4/2021	7/2025		28.0	28.0	27.5	(2)(11)

										420.4	431.7		4.52%
Energy
Calyx Energy III, LLC	Oil and gas exploration company	First lien senior secured loan	12.37%	SOFR (M)	8.00%	8/2022	1/2027		57.0	57.0	57.0	(2)(11)
Cheyenne Petroleum Company Limited Partnership, CPC 2001 LLC and Mill Shoals LLC (15)	Private oil exploration and production company	First lien senior secured loan	13.69%	SOFR (Q)	9.00%	11/2022	11/2026		49.3	49.3	47.8	(2)(11)
GNZ Energy Bidco Limited and Galileo Co-investment Trust I (15)	Independent fuel provider in New Zealand	First lien senior secured loan	10.65%	BBSY (M)	6.75%	5/2022	7/2027		30.8	30.5	30.8	(2)(6)(11)
		Common units				7/2022		13,736,365		8.3	8.7	(2)(6)
										38.8	39.5
Halcon Holdings, LLC	Operator of development, exploration, and production oil company	First lien senior secured loan	12.20%	SOFR (Q)	7.50%	11/2021	11/2025		13.4	13.2	13.4	(2)
Murchison Oil and Gas, LLC and Murchison Holdings, LLC (15)	Exploration and production company	First lien senior secured loan	13.08%	SOFR (Q)	8.50%	6/2022	6/2026		75.5	75.5	75.5	(2)(11)
		Preferred units	8.00% PIK			6/2022		41,000		41.0	45.9

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										116.5	121.4
Offen, Inc. (15)	Distributor of fuel, lubricants, diesel exhaust fluid, and premium additives	First lien senior secured loan	8.51%	LIBOR (S)	5.00%	5/2022	6/2026		1.4	1.5	1.4	(2)
SilverBow Resources, Inc.	Oil and gas producer	Common stock				6/2022		1,015,215		28.8	28.7	(2)(6)(18)
VPROP Operating, LLC and V SandCo, LLC (5)	Sand-based proppant producer and distributor to the oil and natural gas industry	First lien senior secured loan	13.62%	LIBOR (M)	9.50%	3/2017	11/2024		27.3	27.3	27.3	(2)(11)
		First lien senior secured loan	13.62%	LIBOR (M)	9.50%	11/2020	11/2024		9.4	9.4	9.4	(2)(11)
		First lien senior secured loan	13.62%	LIBOR (M)	9.50%	6/2020	11/2024		6.0	6.0	6.0	(2)(11)
		Class A units				11/2020		347,900		32.8	73.4	(2)
										75.5	116.1

										380.6	425.3		4.45%
Pharmaceuticals, Biotechnology & Life Sciences
Abzena Holdings, Inc. and Astro Group Holdings Ltd. (15)	Organization providing discovery, development and manufacturing services to the pharmaceutical and biotechnology industries	First lien senior secured loan	14.54% (6.97% PIK)	LIBOR (Q)	10.50%	5/2021	5/2026		61.0	61.0	59.8	(2)(6)(11)
		A ordinary shares				5/2021		2,476,744		5.7	6.5	(2)(6)
										66.7	66.3
Alcami Corporation and ACM Note Holdings, LLC (15)	Outsourced drug development services provider	First lien senior secured loan	11.42%	SOFR (M)	7.00%	12/2022	12/2028		9.5	9.5	9.0	(2)(11)
		Senior subordinated loan	8.00% PIK			12/2022	6/2029		19.5	19.5	19.5	(2)
										29.0	28.5
Amryt Pharmaceuticals, Inc.	Biopharmaceutical company dedicated to acquiring, developing and commercializing novel therapeutics	First lien senior secured loan	10.46%	SOFR (Q)	6.75%	2/2022	2/2027		12.7	12.7	12.7	(2)(6)(11)
Athyrium Buffalo LP (16)	Biotechnology company engaging in the development, manufacture, and commercialization of novel neuromodulators	Limited partnership interests				6/2022		7,628,966		7.6	7.5	(2)(6)
Caerus Midco 3 S.à r.l.	Provider of market intelligence and analysis for the pharmaceutical industry	First lien senior secured loan	9.83%	SOFR (Q)	5.75%	10/2022	5/2029		5.4	5.3	5.3	(2)(6)(11)
Cobalt Buyer Sub, Inc., Cobalt Holdings I, LP, and Cobalt Intermediate I, Inc. (15)	Provider of biological products to life science and pharmaceutical companies	First lien senior secured revolving loan	9.63%	LIBOR (M)	5.25%	10/2021	10/2027		2.5	2.5	2.4	(2)(11)
		First lien senior secured loan	9.63%	LIBOR (M)	5.25%	10/2021	10/2028		30.2	30.2	29.0	(2)(11)
		Preferred units	8.00% PIK			10/2021	10/2051	3,020		3.3	4.0	(2)
		Series A preferred shares	14.73% PIK	LIBOR (Q)	10.00%	10/2021		60,236		69.7	69.7	(2)
		Class A common units				10/2021		30,500		—	—	(2)
										105.7	105.1

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Covaris Intermediate 3, LLC & Covaris Parent, LLC (15)	Provider of advanced pre-analytical sample preparation technologies for life and analytical science	First lien senior secured revolving loan	9.66%	LIBOR (Q)	5.25%	1/2022	1/2028		1.5	1.5	1.5	(2)(11)
		First lien senior secured loan	9.16%	LIBOR (Q)	4.75%	1/2022	1/2028		0.1	0.1	0.1	(2)(11)
		Class A-2 units				1/2022		4,772		4.8	5.5
										6.4	7.1
NMC Skincare Intermediate Holdings II, LLC (15)	Developer, manufacturer and marketer of skincare products	First lien senior secured loan	9.38%	LIBOR (M)	5.00%	10/2018	10/2024		32.0	32.0	30.7	(2)(11)
		First lien senior secured loan	9.38%	LIBOR (M)	5.00%	5/2022	10/2024		4.7	4.7	4.5	(2)(11)
										36.7	35.2
North American Science Associates, LLC, Cardinal Purchaser LLC and Cardinal Topco Holdings, L.P.	Contract research organization providing research and development and testing of medical devices	First lien senior secured loan	10.18%	SOFR (Q)	5.50%	9/2020	9/2027		47.5	47.5	47.5	(2)(11)
		First lien senior secured loan	10.18%	SOFR (Q)	5.50%	2/2021	9/2027		2.6	2.6	2.6	(2)(11)
		First lien senior secured loan	10.18%	SOFR (Q)	5.50%	12/2020	9/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.18%	SOFR (Q)	5.50%	9/2021	9/2027		0.1	0.1	0.1	(2)(11)
		Class A preferred units	8.00% PIK			9/2020		13,528		16.2	38.8	(2)
										66.5	89.1
TerSera Therapeutics LLC (15)	Acquirer and developer of specialty therapeutic pharmaceutical products	First lien senior secured loan	9.98%	LIBOR (M)	5.60%	5/2017	3/2025		5.0	5.0	5.0	(2)(11)
		First lien senior secured loan	9.98%	LIBOR (M)	5.60%	9/2018	3/2025		2.0	2.0	2.0	(2)(11)
		First lien senior secured loan	9.98%	LIBOR (M)	5.60%	4/2019	3/2025		1.8	1.8	1.8	(2)(11)
										8.8	8.8
Verista, Inc. (15)	Provides systems consulting for compliance, automation, validation, and packaging solutions to the healthcare sector	First lien senior secured revolving loan	10.27%	LIBOR (M)	6.00%	5/2022	2/2027		1.1	0.7	1.1	(2)(11)
		First lien senior secured loan	10.19%	LIBOR (Q)	6.00%	5/2022	2/2027		0.8	0.8	0.8	(2)(11)
										1.5	1.9
Vertice Pharma UK Parent Limited	Manufacturer and distributor of generic pharmaceutical products	Preferred shares				12/2015		40,662		—	—	(6)

										346.9	367.5		3.85%
Retailing and Distribution
Atlas Intermediate III, L.L.C. (15)	Specialty chemicals distributor	First lien senior secured revolving loan	10.10%	LIBOR (M)	5.75%	4/2019	4/2025		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	10.48%	LIBOR (Q)	5.75%	10/2022	4/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.48%	LIBOR (Q)	5.75%	3/2022	4/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.48%	LIBOR (Q)	5.75%	11/2021	4/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.48%	LIBOR (Q)	5.75%	3/2021	4/2025		0.2	0.2	0.2	(2)(11)
										0.7	0.7

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Bamboo Purchaser, Inc.	Provider of nursery, garden, and greenhouse products	First lien senior secured loan	10.73%	LIBOR (Q)	6.00%	11/2021	11/2027		17.9	17.9	17.4	(2)(11)
Display Holding Company, Inc., Saldon Holdings, Inc. and Fastsigns Holdings Inc. (15)	Provider of visual communications solutions	First lien senior secured loan	10.03%	LIBOR (M)	5.65%	3/2019	3/2025		15.8	15.8	15.8	(2)(11)
		First lien senior secured loan	10.03%	LIBOR (M)	5.65%	6/2021	3/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.03%	LIBOR (M)	5.65%	8/2019	3/2025		0.1	0.1	0.1	(2)(11)
		Common units				3/2019		600		0.6	1.2	(2)
										16.6	17.2
GPM Investments, LLC and ARKO Corp.	Convenience store operator	Common stock				12/2020		2,088,478		19.8	26.1
		Warrant to purchase units of common stock				12/2020	12/2025	1,088,780		1.6	1.9	(2)
										21.4	28.0
Marcone Yellowstone Buyer Inc. and Marcone Yellowstone Holdings, LLC	Distributor of OEM appliance aftermarket parts	First lien senior secured loan	10.98%	LIBOR (Q)	6.25%	12/2021	6/2028		6.5	6.5	6.5	(2)(11)
		First lien senior secured loan	10.91%	SOFR (Q)	6.25%	6/2021	6/2028		2.6	2.6	2.5	(2)(11)
		First lien senior secured loan	10.94%	SOFR (Q)	6.25%	12/2021	6/2028		2.1	2.1	2.1	(2)(11)
		First lien senior secured loan	10.98%	LIBOR (Q)	6.25%	6/2021	6/2028		0.3	0.3	0.3	(2)(11)
		Class A common units				6/2021		5,578		6.1	10.2	(2)
										17.6	21.6
McKenzie Creative Brands, LLC (15)	Designer, manufacturer and distributor of hunting-related supplies	First lien senior secured revolving loan	10.12%	LIBOR (M)	5.75%	9/2014	9/2023		1.9	1.9	1.9	(2)(11)
		First lien senior secured loan	9.43%	LIBOR (Q)	5.75%	9/2014	9/2023		84.5	84.5	84.5	(2)(8)(11)
		First lien senior secured loan	10.14%	LIBOR (M)	5.75%	9/2014	9/2023		5.5	5.5	5.5	(2)(11)
										91.9	91.9
Monolith Brands Group, Inc.	E-commerce platform focused on consolidating DTC branded businesses	Series A-1 preferred stock				4/2022		701,255		15.5	15.5	(2)
Moon Valley Nursery of Arizona Retail, LLC, Moon Valley Nursery Farm Holdings, LLC, Moon Valley Nursery RE Holdings LLC, and Stonecourt IV Partners, LP	Operator of retail and wholesale tree and plant nurseries	Limited partnership interests				10/2021		21,939,151		20.8	42.9
North Haven Falcon Buyer, LLC and North Haven Falcon Holding Company, LLC (15)	Manufacturer of aftermarket golf cart parts and accessories	First lien senior secured loan	11.19%	LIBOR (Q)	6.50%	5/2021	5/2027		25.3	25.3	23.5	(2)(11)
		Class A units				5/2021		50,000		5.0	1.8
										30.3	25.3
Reddy Ice LLC (15)	Packaged ice manufacturer and distributor	First lien senior secured loan	10.24%	LIBOR (Q)	6.50%	7/2019	7/2025		61.3	61.3	60.0	(2)(11)
		First lien senior secured loan	10.24%	LIBOR (Q)	6.50%	11/2020	7/2025		4.2	4.2	4.2	(2)(11)
		First lien senior secured loan	10.24%	LIBOR (Q)	6.50%	10/2021	7/2025		0.9	0.9	0.9	(2)(11)
										66.4	65.1

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
SCIH Salt Holdings Inc. (15)	Salt and packaged ice melt manufacturer and distributor	First lien senior secured revolving loan	8.15%	LIBOR (Q)	4.00%	3/2020	3/2025		2.3	2.2	2.2	(2)(11)(14)
Trader Corporation and Project Auto Finco Corp. (15)	Digital Automotive marketplace and software solution provider to automotive industry	First lien senior secured loan	11.40%	CDOR (M)	6.75%	12/2022	12/2029		12.2	12.2	11.9	(2)(6)(11)
US Salt Investors, LLC and Emerald Lake Pearl Acquisition-A, L.P. (15)	Producer and packager of compressed, household, and packaged salt	First lien senior secured loan	10.23%	LIBOR (Q)	5.50%	7/2021	7/2028		26.4	26.4	25.3	(2)(11)
		Limited partner interests				7/2021		0.40%		0.8	0.5	(2)
										27.2	25.8

										340.7	365.5		3.83%
Food & Staples Retailing
Balrog Acquisition, Inc., Balrog Topco, Inc. and Balrog Parent, L.P.	Manufacturer and distributor of specialty bakery ingredients	Second lien senior secured loan	11.73%	LIBOR (Q)	7.00%	9/2021	9/2029		29.5	29.5	29.5	(2)(11)
		Class A preferred units	8.00% PIK			9/2021		5,484		6.1	10.5	(2)
		Series A preferred shares	11.00% PIK			9/2021		21,921		25.4	25.4	(2)
										61.0	65.4
Continental Café, LLC and Infinity Ovation Yacht Charters, LLC (15)	Diversified contract food service provider	First lien senior secured revolving loan	13.50%	Base Rate (Q)	6.00%	11/2021	11/2027		0.7	0.7	0.7	(2)(11)
		First lien senior secured loan	11.38%	LIBOR (M)	7.00%	11/2021	11/2027		0.1	0.1	0.1	(2)(11)
										0.8	0.8
DecoPac, Inc. and KCAKE Holdings Inc. (15)	Supplier of cake decorating solutions and products to in-store bakeries	First lien senior secured revolving loan	10.73%	LIBOR (Q)	6.00%	5/2021	5/2026		6.6	6.6	6.5	(2)(11)
		First lien senior secured loan	10.73% (0.27% PIK)	LIBOR (Q)	6.00%	5/2021	5/2028		148.6	148.6	145.6	(2)(11)
		Common stock				5/2021		9,599		9.6	9.4	(2)
										164.8	161.5
FS Squared Holding Corp. and FS Squared, LLC (15)	Provider of on-site vending and micro market solutions	First lien senior secured revolving loan				3/2019	3/2024		—	—	—	(13)
		First lien senior secured loan	9.49%	SOFR (Q)	5.25%	3/2019	3/2025		0.1	0.1	0.1	(2)(11)
		Class A units				3/2019		113,219		11.1	31.2	(2)
										11.2	31.3
JWC/KI Holdings, LLC	Foodservice sales and marketing agency	Membership units				11/2015		5,000		5.0	9.0	(2)
LJ Perimeter Buyer, Inc. and LJ Perimeter Co-Invest, L.P. (15)	Distributor of specialty foods	First lien senior secured loan	10.73%	SOFR (Q)	6.50%	10/2022	10/2028		35.7	35.7	34.6	(2)(11)
		Limited partnership interests				10/2022		9,674,000		9.7	9.7	(2)
										45.4	44.3
SFE Intermediate Holdco LLC (15)	Provider of outsourced foodservice to K-12 school districts	First lien senior secured revolving loan	9.48%	SOFR (Q)	4.75%	7/2017	7/2025		8.3	8.3	8.1	(2)(11)
		First lien senior secured loan	9.48%	SOFR (Q)	4.75%	9/2018	7/2026		10.0	10.0	9.8	(2)(11)
		First lien senior secured loan	9.48%	SOFR (Q)	4.75%	7/2017	7/2026		6.2	6.2	6.1	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	9.48%	SOFR (Q)	4.75%	3/2022	7/2026		0.4	0.4	0.4	(2)(11)
										24.9	24.4
VCP-EDC Co-Invest, LLC	Distributor of foodservice equipment and supplies	Membership units				6/2017		2,970,000		2.8	4.2
ZB Holdco LLC & ZB Parent LLC (15)	Distributor of Mediterranean food and beverages	First lien senior secured revolving loan				2/2022	2/2028		—	—	—	(13)
		First lien senior secured loan	9.48%	LIBOR (Q)	4.75%	2/2022	2/2028		0.1	0.1	0.1	(2)(11)
		Series A units				2/2022		4,699		4.7	5.5
										4.8	5.6

										320.7	346.5		3.63%
Materials
ASP-r-pac Acquisition CO LLC and ASP-r-pac Holdings LP (15)	Manufacturer and supplier of printed packaging and trimmings	First lien senior secured loan	10.38%	LIBOR (M)	6.00%	12/2021	12/2027		0.1	0.1	0.1	(2)(11)
		Class A units				12/2021		195,990		19.6	19.2	(2)
										19.7	19.3
Genomatica, Inc.	Developer of a biotechnology platform for the production of chemical products	Warrant to purchase shares of Series D preferred stock				3/2013	3/2023	322,422		—	—
Halex Holdings, Inc. (5)	Manufacturer of flooring installation products	Common stock				1/2017		51,853		—	—
H-Food Holdings, LLC and Matterhorn Parent, LLC	Food contract manufacturer	First lien senior secured loan	8.07%	LIBOR (M)	3.69%	6/2022	5/2025		26.4	23.8	23.3	(2)(18)
		First lien senior secured loan	8.38%	LIBOR (M)	4.00%	7/2022	5/2025		3.3	3.1	3.0	(2)(18)
		First lien senior secured loan	9.38%	LIBOR (M)	5.00%	12/2021	5/2025		0.1	0.1	0.1	(2)(11)(18)
		Second lien senior secured loan	11.38%	LIBOR (M)	7.00%	11/2018	3/2026		73.0	73.0	62.8	(2)
		Common units				11/2018		5,827		5.8	3.5
										105.8	92.7
Nelipak Holding Company, Nelipak European Holdings Cooperatief U.A., KNPAK Holdings, LP and PAKNK Netherlands Treasury B.V. (15)	Manufacturer of thermoformed packaging for medical devices	First lien senior secured revolving loan	8.66%	LIBOR (Q)	4.25%	7/2019	7/2024		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	8.66%	LIBOR (Q)	4.25%	7/2019	7/2026		14.9	14.9	14.6	(2)(6)(11)
		First lien senior secured loan	6.11%	Euribor (Q)	4.50%	7/2019	7/2026		4.8	5.1	4.7	(2)(6)
		First lien senior secured loan	6.11%	Euribor (Q)	4.50%	8/2019	7/2026		1.5	1.6	1.5	(2)(6)
		Class A units				7/2019		6,762,668		6.8	7.5	(2)(6)
										28.5	28.4
Novipax Buyer, L.L.C. and Novipax Parent Holding Company, L.L.C.	Developer and manufacturer of absorbent pads for food products	First lien senior secured loan	11.17%	SOFR (Q)	6.75%	12/2020	12/2026		23.5	23.5	23.5	(2)(11)
		First lien senior secured loan	11.17%	SOFR (M)	6.75%	12/2022	12/2026		6.3	6.3	6.3	(2)(11)
		Class A preferred units	10.00% PIK			12/2020		4,772		4.2	9.2	(2)
		Class C units				12/2020		4,772		—	—
										34.0	39.0

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Plaskolite PPC Intermediate II LLC and Plaskolite PPC Blocker LLC	Manufacturer of specialized acrylic and polycarbonate sheets	First lien senior secured loan	8.41%	LIBOR (Q)	4.00%	12/2018	12/2025		22.6	21.5	20.1	(2)(11)
		Second lien senior secured loan	11.98%	LIBOR (Q)	7.25%	12/2018	12/2026		55.0	55.0	48.9	(2)(11)
		Co-Invest units				12/2018		5,969		0.6	0.5	(2)
										77.1	69.5
Polymer Solutions Group, LLC	Manufacturer of chemical formulations that improve the processing and efficacy of rubber, resin, and engineered wood based end-products	First lien senior secured loan	8.92%	LIBOR (Q)	4.75%	5/2022	11/2026		—	—	—	(2)(11)
Precision Concepts International LLC and Precision Concepts Canada Corporation (15)	Manufacturer of diversified packaging solutions and plastic injection molded products	First lien senior secured revolving loan	10.18%	SOFR (Q)	5.50%	1/2019	1/2025		6.2	6.2	6.2	(2)(6)(11)
		First lien senior secured loan	10.18%	SOFR (Q)	5.50%	1/2019	1/2026		14.7	14.7	14.7	(2)(6)(11)
		First lien senior secured loan	10.43%	SOFR (Q)	5.75%	5/2022	1/2026		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	10.18%	SOFR (Q)	5.50%	6/2021	1/2026		0.1	0.1	0.1	(2)(6)(11)
										21.1	21.1
SCI PH Parent, Inc.	Industrial container manufacturer, reconditioner and servicer	Series B shares				8/2018		11.4764		1.1	4.2	(2)

										287.3	274.2		2.87%
Technology Hardware & Equipment
Chariot Buyer LLC (15)	Provider of smart access solutions across residential and commercial properties	First lien senior secured revolving loan	7.38%	LIBOR (M)	3.00%	11/2021	11/2026		3.5	3.5	3.2	(2)
		Second lien senior secured loan	11.13%	LIBOR (M)	6.75%	11/2021	11/2029		134.4	134.4	126.3	(2)(11)
										137.9	129.5
Everspin Technologies, Inc.	Designer and manufacturer of computer memory solutions	Warrant to purchase shares of common stock				10/2016	10/2026	18,461		0.4	—
ITI Holdings, Inc. (15)	Provider of innovative software and equipment for motor vehicle agencies	First lien senior secured revolving loan	12.00%	Base Rate (Q)	4.50%	3/2022	3/2028		3.0	3.0	2.9	(2)(11)
		First lien senior secured revolving loan	9.88%	SOFR (M)	5.50%	3/2022	3/2028		1.1	1.1	1.1	(2)(11)
		First lien senior secured revolving loan	12.00%	Base Rate (M)	4.50%	3/2022	3/2028		0.8	0.8	0.8	(2)(11)
		First lien senior secured loan	10.08%	SOFR (Q)	5.50%	3/2022	3/2028		35.0	35.0	34.7	(2)(11)
										39.9	39.5
Micromeritics Instrument Corp. (15)	Scientific instrument manufacturer	First lien senior secured loan	9.65%	LIBOR (S)	4.50%	12/2019	12/2025		20.7	20.7	20.7	(2)(11)
Repairify, Inc. and Repairify Holdings, LLC (15)	Provider of automotive diagnostics scans and solutions	Class A common units				6/2021		163,820		4.9	4.4	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Wildcat BuyerCo, Inc. and Wildcat Parent, LP (15)	Provider and supplier of electrical components for commercial and industrial applications	First lien senior secured revolving loan	10.09%	SOFR (M)	5.75%	2/2020	2/2026		0.8	0.8	0.8	(2)(11)(14)
		First lien senior secured loan	10.48%	SOFR (Q)	5.75%	2/2020	2/2026		18.0	18.0	17.8	(2)(11)
		First lien senior secured loan	10.48%	SOFR (Q)	5.75%	5/2022	2/2026		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	10.48%	SOFR (Q)	5.75%	11/2021	2/2026		0.2	0.2	0.2	(2)(11)
		Limited partnership interests				2/2020		17,655		1.8	5.1	(2)
										21.0	24.1

										224.8	218.2		2.28%
Household & Personal Products
CDI Holdings III Corp. and CDI Holdings I Corp. (15)	Provider of personal care appliances	First lien senior secured loan	10.13%	LIBOR (M)	5.75%	12/2021	12/2027		3.8	3.8	3.6	(2)(11)
		Common stock				12/2021		6,149		6.1	4.4	(2)
										9.9	8.0
Foundation Consumer Brands, LLC	Pharmaceutical holding company of over the counter brands	First lien senior secured loan	10.15%	LIBOR (Q)	5.50%	2/2021	10/2026		12.8	12.6	12.8	(2)(11)
LifeStyles Bidco Ltd., Lifestyles Intermediate Holdco Ltd. and LifeStyles Parent, L.P.	Provider of intimate wellness products	First lien senior secured loan	11.15%	SOFR (Q)	6.75%	11/2022	11/2028		18.6	18.6	18.2	(2)(6)(11)
		Preferred units	8.00% PIK			11/2022		3,178		3.2	3.2	(2)(6)
		Class B common units				11/2022		32,105		—	—	(2)(6)
										21.8	21.4
Premier Specialties, Inc. and RMCF V CIV XLIV, L.P. (15)	Manufacturer and supplier of natural fragrance materials and cosmeceuticals	First lien senior secured revolving loan	10.38%	LIBOR (M)	6.00%	8/2021	8/2027		2.3	2.3	2.2	(2)(11)
		First lien senior secured loan	10.38%	LIBOR (M)	6.00%	8/2021	8/2027		27.3	27.3	25.6	(2)(11)
		Limited partner interests				8/2021		4.58%		4.7	2.8	(2)
										34.3	30.6
RD Holdco Inc. (5)	Manufacturer and marketer of carpet cleaning machines	Second lien senior secured loan				1/2017	10/2026		24.2	22.0	10.2	(2)(10)
		Common stock				1/2017		458,596		14.0	—
		Warrant to purchase shares of common stock				1/2017	12/2023	56,372		—	—
										36.0	10.2
Walnut Parent, Inc.	Manufacturer of natural solution pest and animal control products	First lien senior secured loan	10.24%	LIBOR (Q)	5.50%	11/2020	11/2027		14.7	14.7	14.2	(2)(11)
		First lien senior secured loan	10.24%	LIBOR (Q)	5.50%	4/2022	11/2027		0.1	0.1	0.1	(2)(11)
										14.8	14.3

										129.4	97.3		1.02%
Transportation
Commercial Trailer Leasing, Inc. (15)	Trailer leasing company	First lien senior secured loan	10.33%	SOFR (Q)	6.25%	1/2021	1/2026		33.3	33.3	33.3	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Second lien senior secured loan	13.00%			1/2021	1/2027		19.9	19.9	19.5	(2)
										53.2	52.8
Shur-Co Acquisition, Inc. and Shur-Co Holdco, Inc. (15)	Provider of tarp systems and accessories for trucks, trailers, carts, and specialty equipment used in the agriculture, construction and flatbed markets	First lien senior secured revolving loan	10.59%	SOFR (Q)	6.00%	6/2021	6/2027		1.8	1.8	1.8	(2)(11)
		First lien senior secured loan	10.90%	SOFR (A)	6.00%	6/2021	6/2027		26.8	26.8	26.8	(2)(11)
		First lien senior secured loan	10.90%	SOFR (A)	6.00%	6/2022	6/2027		0.1	0.1	0.1	(2)(11)
		Common stock				6/2021		7,599,000		7.6	13.9	(2)
										36.3	42.6

										89.5	95.4		1.00%
Education
Excelligence Holdings Corp.	Developer, manufacturer and retailer of educational products	First lien senior secured loan	10.73%	SOFR (Q)	6.00%	4/2017	1/2024		9.2	9.2	9.2	(2)(11)
Flinn Scientific, Inc. and WCI-Quantum Holdings, Inc. (15)	Distributor of instructional products, services and resources	First lien senior secured revolving loan	9.88%	LIBOR (M)	5.50%	8/2018	8/2024		6.5	6.5	6.5	(2)(11)(14)
		First lien senior secured revolving loan	11.50%	Base Rate (M)	4.50%	8/2018	8/2024		0.5	0.5	0.5	(2)(11)(14)
		First lien senior secured loan	9.88%	LIBOR (M)	5.50%	7/2017	8/2024		29.6	29.6	29.6	(2)(11)
		First lien senior secured loan	9.88%	LIBOR (M)	5.50%	8/2018	8/2024		1.1	1.1	1.1	(2)(11)
		Series A preferred stock				10/2014		1,272		0.7	1.5	(2)
										38.4	39.2
National College of Business and Technology Inc. & Leeds IV Advisors, Inc.	Private school operator	Senior preferred series A-1 shares				10/2015		151,056		98.1	46.5	(2)
		Series B preferred stock				8/2010		348,615		1.0	—
		Series B preferred stock				8/2010		757,505		4.0	—
		Series C preferred stock				6/2010		517,942		0.1	—
		Series C preferred stock				6/2010		1,994,644		0.5	—
		Common stock				6/2010		4		—	—
		Common stock				6/2010		16		—	—
										103.7	46.5

										151.3	94.9		0.99%
Telecommunication Services
Aventiv Technologies, LLC and Securus Technologies Holdings, Inc.	Provider of inmate telecom solutions to corrections and law enforcement agencies	First lien senior secured loan	9.23%	LIBOR (Q)	4.50%	5/2022	11/2024		9.1	8.8	6.8	(2)(11)(18)
		Second lien senior secured loan	12.66%	LIBOR (Q)	8.25%	5/2022	11/2025		0.2	0.2	0.2	(2)(11)
										9.0	7.0

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Emergency Communications Network, LLC (15)	Provider of mission critical emergency mass notification solutions	First lien senior secured revolving loan	12.15% (5.97% PIK)	SOFR (Q)	7.75%	6/2017	6/2024		6.8	6.8	6.1	(2)(11)
		First lien senior secured loan	11.84% (6.02% PIK)	SOFR (Q)	7.75%	6/2017	6/2024		48.4	48.3	43.6	(2)(11)
										55.1	49.7

										64.1	56.7		0.59%

Total Investments										$22,043.0	$21,779.8		227.97%

Derivative Instruments

Forward currency contracts

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Appreciation / (Depreciation)
Forward currency contract	$195	CAD	264	Royal Bank of Canada	January 27, 2023	$(1)
Forward currency contract	$178	CAD	242	Royal Bank of Canada	January 18, 2023	(1)
Forward currency contract	$159		€158	Royal Bank of Canada	January 27, 2023	(10)
Forward currency contract	$145		£125	Royal Bank of Canada	January 27, 2023	(6)
Forward currency contract	$34	NZD	59	Royal Bank of Canada	January 27, 2023	(3)
Forward currency contract	$12	CAD	17	Royal Bank of Canada	January 27, 2023	—
Total						$(21)
______________________________________________

(1)Other than the Company’s investments listed in footnote 5 below (subject to the limitations set forth therein), the Company does not “Control” any of its portfolio companies, for the purposes of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In general, under the Investment Company Act, the Company would “Control” a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. All of the Company’s portfolio company investments, which as of December 31, 2022 represented 228% of the Company’s net assets or 97% of the Company’s total assets, are subject to legal restrictions on sales.

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

(4)As defined in the Investment Company Act, the Company is deemed to be an “Affiliated Person” because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the year ended December 31, 2022 in which the issuer was an Affiliated Person of the Company (but not a portfolio company that the Company is deemed to Control) are as follows:

For the Year Ended December 31, 2022										As of December 31, 2022
(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)	Fair Value
Apex Clean Energy TopCo, LLC	$18.1	$—	$—	$—	$—	$—	$—	$—	$53.4	$150.6
APG Intermediate Holdings Corporation and APG Holdings, LLC	—	0.1	—	1.0	—	—	—	—	(3.0)	21.8
Blue Wolf Capital Fund II, L.P.	—	—	—	—	—	—	—	—	(0.2)	0.1
Bragg Live Food Products, LLC and SPC Investment Co., L.P.	3.3	5.7	9.8	3.4	—	—	0.2	(0.2)	3.5	39.1
ESCP PPG Holdings, LLC	2.3	—	—	—	—	—	—	—	(1.9)	3.1
European Capital UK SME Debt LP	—	0.8	—	—	—	2.0	—	—	0.4	26.5
PCG-Ares Sidecar Investment, L.P.	—	—	—	—	—	—	—	—	(0.6)	0.7
PCG-Ares Sidecar Investment II, L.P.	0.1	—	—	—	—	—	—	—	4.2	15.5
Primrose Holding Corporation	—	—	4.6	—	—	—	—	28.9	(22.4)	—
Production Resource Group, L.L.C. and PRG III, LLC	2.5	0.3	—	7.0	0.1	—	—	—	33.6	97.3
Shock Doctor, Inc. and Shock Doctor Holdings, LLC	3.2	4.5	18.9	0.8	—	—	0.1	—	3.0	6.0
Sundance Energy Inc.	—	41.0	—	—	—	—	—	(22.6)	1.2	—
Totes Isotoner Corporation and Totes Ultimate Holdco, Inc.	—	—	—	0.3	—	—	—	—	(0.2)	3.7
	$29.5	$52.4	$33.3	$12.5	$0.1	$2.0	$0.3	$6.1	$71.0	$364.4

(5)As defined in the Investment Company Act, the Company is deemed to be both an “Affiliated Person” and “Control” this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the year ended December 31, 2022 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control are as follows:

For the Year Ended December 31, 2022										As of December 31, 2022
(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)	Fair Value
Absolute Dental Group LLC and Absolute Dental Equity, LLC	$2.0	$3.0	$—	$6.0	$—	$—	$—	$—	$4.6	$70.2
ACAS Equity Holdings Corporation	—	—	—	—	—	—	—	—	—	0.4
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc.	—	—	—	—	—	—	—	—	—	—
CoLTs 2005-1 Ltd.	—	—	—	—	—	—	—	—	—	—
Eckler Industries, Inc. and Eckler Purchaser LLC	8.8	57.0	—	—	—	—	—	(57.0)	25.1	—
Halex Holdings, Inc.	—	—	—	—	—	—	—	—	—	—
HCI Equity, LLC	—	—	—	—	—	—	—	—	—	—
Heelstone Renewable Energy, LLC and Heelstone Renewable Energy Investors, LLC	95.4	—	—	7.1	1.9	—	—	—	42.6	209.6
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation	—	3.9	—	2.4	0.7	23.1	0.5	—	(5.4)	47.8
Ivy Hill Asset Management, L.P.	1,544.2	277.6	—	22.5	—	205.0	—	—	(1.0)	2,201.1
Joyce Lane Capital LLC and Joyce Lane Financing SPV LLC (fka Ciena Capital LLC)	—	0.3	—	0.1	—	—	—	0.5	0.1	—
Navisun LLC and Navisun Holdings LLC	—	131.0	—	0.4	—	0.1	—	19.0	(9.4)	—
Olympia Acquisition, Inc., Olympia TopCo, L.P., and Asclepius Holdings LLC	8.3	—	—	3.2	0.3	—	—	—	(11.7)	44.7
Potomac Intermediate Holdings II LLC	6.0	—	—	—	—	—	—	—	(42.4)	143.2
PS Operating Company LLC and PS Op Holdings LLC	6.3	4.6	—	1.5	—	—	—	—	1.0	27.7
RD Holdco Inc.	—	0.1	—	—	—	—	—	—	(10.6)	10.3
S Toys Holdings LLC (fka The Step2 Company, LLC)	—	—	—	—	—	—	—	—	(0.1)	—
Senior Direct Lending Program, LLC	317.8	31.1	—	146.3	16.9	—	5.5	—	(25.3)	1,248.6
Startec Equity, LLC	—	—	—	—	—	—	—	—	—	—
VPROP Operating, LLC and V SandCo, LLC	6.0	4.5	—	5.0	0.2	—	—	—	33.5	116.1
	$1,994.8	$513.1	$—	$194.5	$20.0	$228.2	$6.0	$(37.5)	$1.0	$4,119.7
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

(6)    This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets. Pursuant to Section 55(a) of the Investment Company Act, 25% of the Company's total assets are represented by investments at fair value and other assets that are considered "non-qualifying assets" as of December 31, 2022.

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

(9)The Company sold a participating interest of approximately $79.0 in aggregate principal amount outstanding of the portfolio company’s first lien senior secured revolving loan. As the transaction did not qualify as a “true sale” in accordance with GAAP, the Company recorded a corresponding $79.0 secured borrowing, at fair value, included in “secured borrowings” in the accompanying consolidated balance sheet. As of December 31, 2022, the interest rate in effect for the secured borrowing was 11.62%.

(10)Loan was on non-accrual status as of December 31, 2022.

(11)Loan includes interest rate floor feature.

(12)In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from the SDLP’s loan portfolio, after expenses, which may result in a return to the Company greater than the contractual stated interest rate.

(13)As of December 31, 2022, no amounts were funded by the Company under this first lien senior secured revolving loan; however, there were letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 for further information on letters of credit commitments related to certain portfolio companies.

(14)As of December 31, 2022, in addition to the amounts funded by the Company under this first lien senior secured revolving loan, there were also letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 for further information on letters of credit commitments related to certain portfolio companies.

(15)As of December 31, 2022, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 7 for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Absolute Dental Group LLC and Absolute Dental Equity, LLC	$7.1	$(3.2)	$3.9	$—	$—	$3.9
Abzena Holdings, Inc. and Astro Group Holdings Ltd.	0.1	—	0.1	—	—	0.1
Accommodations Plus Technologies LLC and Accommodations Plus Technologies Holdings LLC	4.1	(4.1)	—	—	—	—
ADG, LLC and RC IV GEDC Investor LLC	14.1	(14.1)	—	—	—	—
Advarra Holdings, Inc.	0.4	—	0.4	—	—	0.4
AffiniPay Midco, LLC and AffiniPay Intermediate Holdings, LLC	45.6	—	45.6	—	—	45.6
AI Fire Buyer, Inc. and AI Fire Parent LLC	28.9	(0.4)	28.5	—	—	28.5
AIM Acquisition, LLC	1.8	—	1.8	—	—	1.8
Alcami Corporation and ACM Note Holdings, LLC	6.6	—	6.6	—	—	6.6
American Residential Services L.L.C. and Aragorn Parent Holdings LP	4.5	(0.9)	3.6	—	—	3.6
Anaplan, Inc.	1.4	—	1.4	—	—	1.4
Anaqua Parent Holdings, Inc. & Astorg VII Co-Invest Anaqua	3.4	—	3.4	—	—	3.4
APG Intermediate Holdings Corporation and APG Holdings, LLC	0.1	—	0.1	—	—	0.1
Applied Technical Services, LLC	3.8	(1.1)	2.7	—	—	2.7
Appriss Health, LLC and Appriss Health Intermediate Holdings, Inc.	0.1	—	0.1	—	—	0.1
Apptio, Inc.	4.2	(2.5)	1.7	—	—	1.7
AQ Sage Buyer, LLC	6.4	—	6.4	—	—	6.4
AQ Sunshine, Inc.	12.4	(1.4)	11.0	—	—	11.0
Argenbright Holdings V, LLC and Amberstone Security Group Limited	2.5	—	2.5	—	—	2.5
ASP-r-pac Acquisition CO LLC and ASP-r-pac Holdings LP	6.2	—	6.2	—	—	6.2
AthenaHealth Group Inc., Minerva Holdco, Inc. and BCPE Co-Invest (A), LP	9.0	—	9.0	—	—	9.0
ATI Restoration, LLC	83.7	(5.8)	77.9	—	—	77.9
Atlas Intermediate III, L.L.C.	0.8	(0.2)	0.6	—	—	0.6
Avalara, Inc.	2.7	—	2.7	—	—	2.7
Aventine Intermediate LLC & Aventine Holdings II LLC	0.2	—	0.2	—	—	0.2
Avetta, LLC	4.2	—	4.2	—	—	4.2
AxiomSL Group, Inc. and Calypso Group, Inc.	3.9	—	3.9	—	—	3.9
BAART Programs, Inc., MedMark Services, Inc., and Canadian Addiction Treatment Centres LP	2.0	—	2.0	—	—	2.0
Banyan Software Holdings, LLC and Banyan Software, LP	8.0	(0.9)	7.1	—	—	7.1
Beacon Pointe Harmony, LLC	5.5	—	5.5	—	—	5.5
Belfor Holdings, Inc.	25.0	(17.0)	8.0	—	—	8.0
Benecon Midco II LLC and Locutus Holdco LLC	4.5	—	4.5	—	—	4.5
Benefytt Technologies, Inc.	0.9	—	0.9	—	—	0.9
Berner Food & Beverage, LLC	1.7	(0.5)	1.2	—	—	1.2
BlueHalo Financing Holdings, LLC, BlueHalo Global Holdings, LLC, and BlueHalo, LLC	3.0	(2.8)	0.2	—	—	0.2
Borrower R365 Holdings LLC	2.9	—	2.9	—	—	2.9
Bottomline Technologies, Inc.	2.3	—	2.3	—	—	2.3
Bragg Live Food Products, LLC and SPC Investment Co., L.P.	4.4	—	4.4	—	—	4.4
Businessolver.com, Inc.	3.6	—	3.6	—	—	3.6
Cadence Aerospace, LLC	15.3	(14.8)	0.5	—	—	0.5
Caerus Midco 3 S.Ã r.l.	4.1	—	4.1	—	—	4.1
Capstone Acquisition Holdings, Inc. and Capstone Parent Holdings, LP	15.3	(8.8)	6.5	—	—	6.5
Captive Resources Midco, LLC	1.2	—	1.2	—	—	1.2
Cardinal Parent, Inc. and Packers Software Intermediate Holdings, Inc.	5.0	(3.4)	1.6	—	—	1.6
CCS-CMGC Holdings, Inc.	12.0	(3.7)	8.3	—	—	8.3
CDI Holdings III Corp. and CDI Holdings I Corp.	0.9	—	0.9	—	—	0.9
Center for Autism and Related Disorders, LLC	20.4	(9.0)	11.4	—	(11.4)	—
Centric Brands LLC and Centric Brands GP LLC	8.6	(5.0)	3.6	—	—	3.6
Chariot Buyer LLC	12.3	(3.5)	8.8	—	—	8.8
Cheyenne Petroleum Company Limited Partnership, CPC 2001 LLC and Mill Shoals LLC	9.5	—	9.5	—	—	9.5
CMG HoldCo, LLC and CMG Buyer Holdings, Inc.	10.2	(0.4)	9.8	—	—	9.8
Cobalt Buyer Sub, Inc., Cobalt Holdings I, LP, and Cobalt Intermediate I, Inc.	7.8	(2.5)	5.3	—	—	5.3

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Commercial Trailer Leasing, Inc.	0.6	—	0.6	—	—	0.6
Community Brands ParentCo, LLC	7.2	—	7.2	—	—	7.2
Compex Legal Services, Inc.	3.6	(1.8)	1.8	—	—	1.8
Comprehensive EyeCare Partners, LLC	1.9	(0.8)	1.1	—	—	1.1
Concert Golf Partners Holdco LLC	3.1	—	3.1	—	—	3.1
Consilio Midco Limited, Compusoft US LLC, and Consilio Investment Holdings, L.P.	14.2	(0.8)	13.4	—	—	13.4
Continental Café, LLC and Infinity Ovation Yacht Charters, LLC	8.0	(0.7)	7.3	—	—	7.3
Convera International Holdings Limited and Convera International Financial S.A R.L.	2.3	—	2.3	—	—	2.3
CoreLogic, Inc. and T-VIII Celestial Co-Invest LP	38.9	—	38.9	—	—	38.9
Cority Software Inc., Cority Software (USA) Inc., and Cority Parent, Inc.	0.1	—	0.1	—	—	0.1
Cornerstone OnDemand, Inc. and Sunshine Software Holdings, Inc.	38.7	(22.7)	16.0	—	—	16.0
Covaris Intermediate 3, LLC & Covaris Parent, LLC	22.2	(1.5)	20.7	—	—	20.7
Coyote Buyer, LLC	5.8	—	5.8	—	—	5.8
CrossCountry Mortgage, LLC	56.3	—	56.3	—	—	56.3
Crown CT Parent Inc., Crown CT HoldCo Inc. and Crown CT Management LLC	3.2	—	3.2	—	—	3.2
CST Holding Company	1.9	(0.2)	1.7	—	—	1.7
CVP Holdco, Inc. and OMERS Wildcats Investment Holdings LLC	25.8	—	25.8	—	—	25.8
DecoPac, Inc. and KCAKE Holdings Inc.	16.5	(6.6)	9.9	—	—	9.9
Denali Holdco LLC and Denali Apexco LP	11.4	—	11.4	—	—	11.4
DFC Global Facility Borrower III LLC	96.7	(79.3)	17.4	—	—	17.4
Diligent Corporation and Diligent Preferred Issuer, Inc.	2.2	(0.7)	1.5	—	—	1.5
Display Holding Company, Inc., Saldon Holdings, Inc. and Fastsigns Holdings Inc.	2.3	—	2.3	—	—	2.3
DRS Holdings III, Inc. and DRS Holdings I, Inc.	10.8	—	10.8	—	—	10.8
DS Admiral Bidco, LLC	0.1	—	0.1	—	—	0.1
Dye & Durham Corporation	18.2	(5.0)	13.2	—	—	13.2
Dynamic NC Aerospace Holdings, LLC and Dynamic NC Investment Holdings, LP	7.1	—	7.1	—	—	7.1
Elemica Parent, Inc. & EZ Elemica Holdings, Inc.	4.1	(4.1)	—	—	—	—
Elevation Services Parent Holdings, LLC	17.1	(1.5)	15.6	—	—	15.6
Emergency Communications Network, LLC	6.8	(6.8)	—	—	—	—
EP Wealth Advisors, LLC	14.1	—	14.1	—	—	14.1
EpiServer Inc. and Episerver Sweden Holdings AB	14.5	—	14.5	—	—	14.5
EPS NASS Parent, Inc.	1.5	(0.8)	0.7	—	—	0.7
eResearch Technology, Inc. and Astorg VII Co-Invest ERT	2.5	—	2.5	—	—	2.5
ESHA Research, LLC and RMCF VI CIV XLVIII, L.P.	1.1	—	1.1	—	—	1.1
Essential Services Holding Corporation and OMERS Mahomes Investment Holdings LLC	28.0	(6.2)	21.8	—	—	21.8
Explorer Investor, Inc	0.2	—	0.2	—	—	0.2
Extrahop Networks, Inc.	5.9	—	5.9	—	—	5.9
Faraday Buyer, LLC	4.7	—	4.7	—	—	4.7
FL Hawk Intermediate Holdings, Inc.	0.5	—	0.5	—	—	0.5
Flinn Scientific, Inc. and WCI-Quantum Holdings, Inc.	14.5	(7.1)	7.4	—	—	7.4
FM:Systems Group, LLC	1.5	—	1.5	—	—	1.5
Forescout Technologies, Inc.	14.2	—	14.2	—	—	14.2
Foundation Risk Partners, Corp.	40.5	(8.6)	31.9	—	—	31.9
FS Squared Holding Corp. and FS Squared, LLC	9.6	(0.5)	9.1	—	—	9.1
Galway Borrower LLC	9.8	(0.4)	9.4	—	—	9.4
Genesis Acquisition Co. and Genesis Ultimate Holding Co.	1.5	(1.5)	—	—	—	—
GHX Ultimate Parent Corporation, Commerce Parent, Inc. and Commerce Topco, LLC	47.5	—	47.5	—	—	47.5
GI Ranger Intermediate LLC	9.2	(0.4)	8.8	—	—	8.8
Global Music Rights, LLC	4.3	—	4.3	—	—	4.3
GNZ Energy Bidco Limited and Galileo Co-investment Trust I	3.1	—	3.1	—	—	3.1
Gotham Greens Holdings, PBC	33.8	—	33.8	—	—	33.8
GraphPAD Software, LLC, Insightful Science Intermediate I, LLC and Insightful Science Holdings, LLC	5.0	—	5.0	—	—	5.0

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
HAI Acquisition Corporation and Aloha Topco, LLC	19.0	—	19.0	—	—	19.0
Harvey Tool Company, LLC	28.5	—	28.5	—	—	28.5
HealthEdge Software, Inc.	36.2	(0.3)	35.9	—	—	35.9
Heavy Construction Systems Specialists, LLC	4.0	—	4.0	—	—	4.0
Help/Systems Holdings, Inc.	7.5	—	7.5	—	—	7.5
HGC Holdings, LLC	7.5	—	7.5	—	—	7.5
HH-Stella, Inc. and Bedrock Parent Holdings, LP	14.8	(2.8)	12.0	—	—	12.0
High Street Buyer, Inc. and High Street Holdco LLC	25.5	—	25.5	—	—	25.5
Highline Aftermarket Acquisition, LLC, Highline Aftermarket SC Acquisition, Inc. and Highline PPC Blocker LLC	9.5	(1.1)	8.4	—	—	8.4
Hometown Food Company	3.9	(0.8)	3.1	—	—	3.1
Huskies Parent, Inc., GI Insurity Parent LLC and GI Insurity TopCo LP	22.6	(9.4)	13.2	—	—	13.2
Infinity Home Services HoldCo, Inc. and IHS Parent Holdings, L.P.	13.0	—	13.0	—	—	13.0
Inszone Mid, LLC and INSZ Holdings, LLC	17.2	—	17.2	—	—	17.2
IQN Holding Corp.	6.8	—	6.8	—	—	6.8
ISQ Hawkeye Holdco, Inc. and ISQ Hawkeye Holdings, LLC	9.8	(0.2)	9.6	—	—	9.6
ITI Holdings, Inc.	5.7	(2.0)	3.7	—	—	3.7
JDC Healthcare Management, LLC	4.8	(4.8)	—	—	—	—
K2 Insurance Services, LLC and K2 Holdco LP	9.1	—	9.1	—	—	9.1
Kaseya Inc. and Knockout Intermediate Holdings I Inc.	31.2	—	31.2	—	—	31.2
KBHS Acquisition, LLC (d/b/a Alita Care, LLC)	5.0	(3.2)	1.8	—	—	1.8
Kene Acquisition, Inc. and Kene Holdings, L.P.	8.9	(0.2)	8.7	—	—	8.7
Laboratories Bidco LLC and Laboratories Topco LLC	41.3	(8.8)	32.5	—	—	32.5
LeanTaaS Holdings, Inc.	54.0	—	54.0	—	—	54.0
Leviathan Intermediate Holdco, LLC and Leviathan Holdings, L.P.	5.5	(0.7)	4.8	—	—	4.8
Lew's Intermediate Holdings, LLC	2.3	—	2.3	—	—	2.3
Lido Advisors, LLC	0.8	(0.4)	0.4	—	—	0.4
LJ Perimeter Buyer, Inc. and LJ Perimeter Co-Invest, L.P.	10.1	—	10.1	—	—	10.1
LJP Purchaser, Inc. and LJP Topco, LP	4.4	—	4.4	—	—	4.4
Lower ACS, Inc.	25.9	—	25.9	—	—	25.9
LSP Holdco, LLC and ZBS Mechanical Group Co-Invest Fund 2, LLC	3.9	—	3.9	—	—	3.9
Majesco and Magic Topco, L.P.	2.0	—	2.0	—	—	2.0
Management Consulting & Research LLC	4.0	—	4.0	—	—	4.0
Manna Pro Products, LLC	7.0	(5.1)	1.9	—	—	1.9
Marmic Purchaser, LLC and Marmic Topco, L.P.	6.9	—	6.9	—	—	6.9
Mavis Tire Express Services Topco Corp., Metis Holdco, Inc. and Metis Topco, LP	32.9	(7.3)	25.6	—	—	25.6
McKenzie Creative Brands, LLC	4.5	(1.9)	2.6	—	—	2.6
Medline Borrower, LP	6.9	(0.2)	6.7	—	—	6.7
Micromeritics Instrument Corp.	4.1	—	4.1	—	—	4.1
Mimecast Borrowerco, Inc. and Magnesium Co- Invest SCSp	15.1	—	15.1	—	—	15.1
Ministry Brands Holdings, LLC and RCP MB Investments B, L.P.	31.3	(4.0)	27.3	—	—	27.3
Monica Holdco (US) Inc.	3.6	(2.4)	1.2	—	—	1.2
Moonraker AcquisitionCo LLC and Moonraker HoldCo LLC	19.0	—	19.0	—	—	19.0
MRI Software LLC	10.6	—	10.6	—	—	10.6
Murchison Oil and Gas, LLC and Murchison Holdings, LLC	27.5	—	27.5	—	—	27.5
n2y Holding, LLC	0.1	—	0.1	—	—	0.1
NAS, LLC and Nationwide Marketing Group, LLC	3.0	(0.6)	2.4	—	—	2.4
National Intergovernmental Purchasing Alliance Company	9.0	(1.2)	7.8	—	—	7.8
NCWS Intermediate, Inc. and NCWS Holdings LP	28.1	—	28.1	—	—	28.1
Nelipak Holding Company, Nelipak European Holdings Cooperatief U.A., KNPAK Holdings, LP and PAKNK Netherlands Treasury B.V.	0.6	(0.1)	0.5	—	—	0.5
Neptune Bidco US Inc. and Elliott Metron Co-Investor Aggregator L.P.	12.6	—	12.6	—	—	12.6
Nest Topco Borrower Inc., KKR Nest Co-Invest L.P., and NBLY 2021-1	119.1	—	119.1	—	—	119.1
NMC Skincare Intermediate Holdings II, LLC	12.7	—	12.7	—	—	12.7
NMN Holdings III Corp. and NMN Holdings LP	12.5	(3.1)	9.4	—	—	9.4
Noble Aerospace, LLC	5.6	(2.2)	3.4	—	—	3.4
North American Fire Holdings, LLC and North American Fire Ultimate Holdings, LLC	8.1	—	8.1	—	—	8.1

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
North Haven Fairway Buyer, LLC, Fairway Lawns, LLC and Command Pest Control, LLC	22.5	—	22.5	—	—	22.5
North Haven Falcon Buyer, LLC and North Haven Falcon Holding Company, LLC	3.5	—	3.5	—	—	3.5
North Haven Stack Buyer, LLC	5.1	(0.8)	4.3	—	—	4.3
Offen, Inc.	5.6	—	5.6	—	—	5.6
Olympia Acquisition, Inc., Olympia TopCo, L.P., and Asclepius Holdings LLC	1.6	—	1.6	—	(1.6)	—
OneDigital Borrower LLC	7.5	(0.4)	7.1	—	—	7.1
Pathway Vet Alliance LLC and Jedi Group Holdings LLC	1.9	—	1.9	—	—	1.9
Patriot Growth Insurance Services, LLC	2.2	—	2.2	—	—	2.2
Paya, Inc and GTCR-Ultra Holdings LLC	4.5	—	4.5	—	—	4.5
PDDS HoldCo, Inc.	2.1	—	2.1	—	—	2.1
PDI TA Holdings, Inc., Peachtree Parent, Inc. and Insight PDI Holdings, LLC	7.6	(6.1)	1.5	—	—	1.5
Pegasus Global Enterprise Holdings, LLC, Mekone Blocker Acquisition, Inc. and Mekone Parent, LLC	20.6	—	20.6	—	—	20.6
Pelican Products, Inc.	2.3	—	2.3	—	—	2.3
People Corporation	20.6	(1.3)	19.3	—	—	19.3
Perforce Software, Inc.	0.5	—	0.5	—	—	0.5
Petroleum Service Group LLC	17.5	(4.4)	13.1	—	—	13.1
Petrus Buyer, Inc.	2.7	—	2.7	—	—	2.7
Petvisor Holdings, LLC	37.6	—	37.6	—	—	37.6
Ping Identity Holding Corp.	0.2	—	0.2	—	—	0.2
Pluralsight, Inc.	0.3	(0.2)	0.1	—	—	0.1
Precision Concepts International LLC and Precision Concepts Canada Corporation	19.2	(6.2)	13.0	—	—	13.0
Premier Specialties, Inc. and RMCF V CIV XLIV, L.P.	11.0	(2.3)	8.7	—	—	8.7
Premise Health Holding Corp. and OMERS Bluejay Investment Holdings LP	36.0	(0.6)	35.4	—	—	35.4
Prime Buyer, L.L.C.	15.9	(2.7)	13.2	—	—	13.2
Pritchard Industries, LLC and LJ Pritchard TopCo Holdings, LLC	3.3	—	3.3	—	—	3.3
Professional Fighters League, LLC and PFL MMA, Inc.	0.1	—	0.1	—	—	0.1
ProfitSolv Purchaser, Inc. and PS Co-Invest, L.P.	13.3	—	13.3	—	—	13.3
Project Essential Bidco, Inc. and Project Essential Super Parent, Inc.	1.1	—	1.1	—	—	1.1
Project Potter Buyer, LLC and Project Potter Parent, L.P.	5.5	(2.1)	3.4	—	—	3.4
Proofpoint, Inc.	3.1	—	3.1	—	—	3.1
PS Operating Company LLC and PS Op Holdings LLC	5.9	(4.5)	1.4	—	—	1.4
Pueblo Mechanical and Controls, LLC and OMERS PMC Investment Holdings LLC	3.6	—	3.6	—	—	3.6
Pyramid Management Advisors, LLC and Pyramid Investors, LLC	9.8	(9.8)	—	—	—	—
QF Holdings, Inc.	2.3	—	2.3	—	—	2.3
Qnnect, LLC and Connector TopCo, LP	2.8	—	2.8	—	—	2.8
Radius Aerospace, Inc. and Radius Aerospace Europe Limited	2.8	(0.7)	2.1	—	—	2.1
Radwell Parent, LLC	4.4	—	4.4	—	—	4.4
Raptor Technologies, LLC, Sycamore Bidco LTD and Rocket Parent, LLC	4.4	—	4.4	—	—	4.4
RB Holdings InterCo, LLC	5.6	(1.8)	3.8	—	—	3.8
Reddy Ice LLC	0.2	—	0.2	—	—	0.2
Redwood Services, LLC and Redwood Services Holdco, LLC	4.5	—	4.5	—	—	4.5
Reef Lifestyle, LLC	37.7	(37.7)	—	—	—	—
Registrar Intermediate, LLC and PSP Registrar Co-Investment Fund, L.P.	28.0	—	28.0	—	—	28.0
Relativity ODA LLC	3.8	—	3.8	—	—	3.8
Repairify, Inc. and Repairify Holdings, LLC	7.3	—	7.3	—	—	7.3
Revalize, Inc.	0.9	—	0.9	—	—	0.9
Rialto Management Group, LLC	1.3	(0.2)	1.1	—	—	1.1
Riser Merger Sub, Inc.	2.8	—	2.8	—	—	2.8
Riverview Power LLC	8.9	—	8.9	—	—	8.9
RMS HoldCo II, LLC & RMS Group Holdings, Inc.	2.9	—	2.9	—	—	2.9
Rodeo AcquisitionCo LLC	6.2	(1.3)	4.9	—	—	4.9

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
RSC Acquisition, Inc. and RSC Insurance Brokerage, Inc.	0.6	—	0.6	—	—	0.6
RTI Surgical, Inc. and Pioneer Surgical Technology, Inc.	15.9	(9.8)	6.1	—	—	6.1
SageSure Holdings, LLC & Insight Catastrophe Group, LLC	10.5	(5.9)	4.6	—	—	4.6
Schill Landscaping and Lawn Care Services LLC, Tender Lawn Care ULC and Landscape Parallel Partners, L.P.	4.6	(0.2)	4.4	—	—	4.4
SCIH Salt Holdings Inc.	7.5	(2.6)	4.9	—	—	4.9
SCM Insurance Services Inc.	4.0	—	4.0	—	—	4.0
SFE Intermediate Holdco LLC	15.2	(8.3)	6.9	—	—	6.9
Shermco Intermediate Holdings, Inc.	4.0	(2.7)	1.3	—	—	1.3
Shock Doctor, Inc. and Shock Doctor Holdings, LLC	2.5	—	2.5	—	—	2.5
Shur-Co Acquisition, Inc. and Shur-Co Holdco, Inc.	5.0	(1.8)	3.2	—	—	3.2
SiroMed Physician Services, Inc. and SiroMed Equity Holdings, LLC	7.1	—	7.1	—	—	7.1
SM Wellness Holdings, Inc. and SM Holdco, Inc.	3.8	—	3.8	—	—	3.8
Smarsh Inc. and Skywalker TopCo, LLC	2.0	—	2.0	—	—	2.0
Spirit RR Holdings, Inc. and Winterfell Co-Invest SCSp	1.7	—	1.7	—	—	1.7
Star US Bidco LLC	8.5	—	8.5	—	—	8.5
Sun Acquirer Corp. and Sun TopCo, LP	21.6	(0.4)	21.2	—	—	21.2
Sundance Group Holdings, Inc.	3.0	—	3.0	—	—	3.0
Sunk Rock Foundry Partners LP, Hatteras Electrical Manufacturing Holding Company and Sigma Electric Manufacturing Corporation, Diecast Beacon	6.0	(0.6)	5.4	—	—	5.4
Sunrun Luna Holdco 2021, LLC	75.0	(40.7)	34.3	—	—	34.3
SV-Burton Holdings, LLC and LBC Breeze Holdings LLC	3.3	—	3.3	—	—	3.3
Symplr Software Inc. and Symplr Software Intermediate Holdings, Inc.	7.0	(3.1)	3.9	—	—	3.9
Synergy HomeCare Franchising, LLC and NP/Synergy Holdings, LLC	4.2	—	4.2	—	—	4.2
TA/WEG Holdings, LLC	2.0	—	2.0	—	—	2.0
Tamarack Intermediate, L.L.C. and Tamarack Parent, L.L.C.	7.5	(1.3)	6.2	—	—	6.2
Taymax Group, L.P., Taymax Group G.P., LLC, PF Salem Canada ULC and TCP Fit Parent, L.P.	1.7	(0.8)	0.9	—	—	0.9
TCP Hawker Intermediate LLC	0.3	(0.1)	0.2	—	—	0.2
TerSera Therapeutics LLC	0.1	—	0.1	—	—	0.1
The Alaska Club Partners, LLC, Athletic Club Partners LLC and The Alaska Club, Inc.	1.1	—	1.1	—	—	1.1
The Arcticom Group, LLC and AMCP Mechanical Holdings, LP	12.6	(11.5)	1.1	—	—	1.1
The Mather Group, LLC, TVG-TMG Topco, Inc., and TVG-TMG Holdings, LLC	1.7	(0.1)	1.6	—	—	1.6
The NPD Group, L.P., IRI Group Holdings, Inc., Information Resources, Inc. and IRI-NPD Co-Invest Aggregator, L.P.	14.4	(1.8)	12.6	—	—	12.6
The Ultimus Group Midco, LLC, The Ultimus Group, LLC, and The Ultimus Group Aggregator, LP	6.9	—	6.9	—	—	6.9
Thermostat Purchaser III, Inc.	11.7	—	11.7	—	—	11.7
THG Acquisition, LLC	18.2	—	18.2	—	—	18.2
TibCo Software Inc., Picard Parent, Inc., Picard MidCo, Inc., Picard HoldCo, LLC and Elliott Alto Co-Investor Aggregator L.P.	19.0	—	19.0	—	—	19.0
Trader Corporation and Project Auto Finco Corp.	3.6	—	3.6	—	—	3.6
Two Six Labs, LLC	10.3	—	10.3	—	—	10.3
UKG Inc. and H&F Unite Partners, L.P.	25.0	(10.8)	14.2	—	—	14.2
United Digestive MSO Parent, LLC	18.4	—	18.4	—	—	18.4
US Salt Investors, LLC and Emerald Lake Pearl Acquisition-A, L.P.	9.9	—	9.9	—	—	9.9
Verista, Inc.	8.2	(1.1)	7.1	—	—	7.1
Verscend Holding Corp.	22.5	—	22.5	—	—	22.5
VPP Intermediate Holdings, LLC and VPP Group Holdings, L.P.	8.7	—	8.7	—	—	8.7
VRC Companies, LLC	5.4	—	5.4	—	—	5.4
VS Buyer, LLC	8.1	—	8.1	—	—	8.1
Watermill Express, LLC and Watermill Express Holdings, LLC	0.7	—	0.7	—	—	0.7
Waverly Advisors, LLC	0.2	—	0.2	—	—	0.2
WebPT, Inc.	0.9	(0.3)	0.6	—	—	0.6
Wellness AcquisitionCo, Inc.	3.9	—	3.9	—	—	3.9
Wildcat BuyerCo, Inc. and Wildcat Parent, LP	4.1	(1.0)	3.1	—	—	3.1
WorkWave Intermediate II, LLC	5.2	—	5.2	—	—	5.2
WSHP FC Acquisition LLC and WSHP FC Holdings LLC	35.4	(9.6)	25.8	—	—	25.8

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
XIFIN, Inc. and ACP Charger Co-Invest LLC	8.9	(0.2)	8.7	—	—	8.7
YE Brands Holdings, LLC	2.2	(1.5)	0.7	—	—	0.7
ZB Holdco LLC & ZB Parent LLC	21.5	(0.1)	21.4	—	—	21.4
ZenDesk, Inc., Zoro TopCo, Inc. and Zoro TopCo, LP	16.8	—	16.8	—	—	16.8
	$2,915.8	$(526.2)	$2,389.6	$—	$(13.0)	$2,376.6

(16)As of December 31, 2022, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

(in millions) Company	Total private equity commitments	Less: funded private equity commitments	Total unfunded private equity commitments	Less: private equity commitments substantially at the discretion of the Company	Total net adjusted unfunded private equity commitments
PCG-Ares Sidecar Investment, L.P. and PCG-Ares Sidecar Investment II, L.P.	$50.0	$(12.5)	$37.5	$(37.5)	$—
Athyrium Buffalo LP	15.5	(7.6)	7.9	(7.9)	—
European Capital UK SME Debt LP	54.3	(49.1)	5.2	(5.2)	—
	$119.8	$(69.2)	$50.6	$(50.6)	$—

(17)As of December 31, 2022, the Company had commitments to co-invest in the SDLP for its portion of the SDLP’s commitment to fund delayed draw loans of up to $68. See Note 4 to the consolidated financial statements for more information on the SDLP.

(18)Other than the investments noted by this footnote, the fair value of the Company’s investments is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 8 to the consolidated financial statements for more information regarding the fair value of the Company’s investments.

(19)As of December 31, 2022, the estimated net unrealized loss for federal tax purposes was $0.2 billion based on a tax cost basis of $22.0 billion. As of December 31, 2022, the estimated aggregate gross unrealized loss for federal income tax purposes was $1.2 billion and the estimated aggregate gross unrealized gain for federal income tax purposes was $1.0 billion.

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

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
A.U.L. Corp.	$1.2	$—	$1.2	$—	$—	$1.2
Absolute Dental Group LLC and Absolute Dental Equity, LLC	7.0	(4.0)	3.0	—	—	3.0
Abzena Holdings, Inc. and Astro Group Holdings Ltd.	13.7	—	13.7	—	—	13.7
Accommodations Plus Technologies LLC and Accommodations Plus Technologies Holdings LLC	4.1	(4.1)	—	—	—	—
ADG, LLC and RC IV GEDC Investor LLC	13.7	(11.9)	1.8	—	—	1.8
AffiniPay Midco, LLC and AffiniPay Intermediate Holdings, LLC	9.0	—	9.0	—	—	9.0
AI Aqua Merger Sub, Inc.	0.1	—	0.1	—	—	0.1
Alcami Corporation and ACM Holdings I, LLC	29.0	—	29.0	—	—	29.0
Alera Group, Inc.	1.0	—	1.0	—	—	1.0
American Residential Services L.L.C. and Aragorn Parent Holdings LP	4.5	—	4.5	—	—	4.5
Anaqua Parent Holdings, Inc. & Astorg VII Co-Invest Anaqua	4.3	—	4.3	—	—	4.3
APG Intermediate Holdings Corporation and APG Holdings, LLC	0.1	—	0.1	—	—	0.1
Appriss Health, LLC and Appriss Health Intermediate Holdings, Inc.	0.1	—	0.1	—	—	0.1
Apptio, Inc.	4.2	(1.7)	2.5	—	—	2.5
AQ Sunshine, Inc.	1.8	(0.3)	1.5	—	—	1.5
Argenbright Holdings V, LLC	1.3	—	1.3	—	—	1.3
Arrowhead Holdco Company and Arrowhead GS Holdings, Inc.	20.0	(5.0)	15.0	—	—	15.0
ASP-r-pac Acquisition CO LLC and ASP-r-pac Holdings LP	6.2	(1.2)	5.0	—	—	5.0
Athenahealth, Inc., VVC Holding Corp., Virence Intermediate Holding Corp., and Virence Holdings LLC	33.1	—	33.1	—	—	33.1
ATI Restoration, LLC	12.5	(11.4)	1.1	—	—	1.1
Atlas Intermediate III, L.L.C.	0.4	—	0.4	—	—	0.4
Aventine Intermediate LLC and Aventine Holdings II LLC	2.6	—	2.6	—	—	2.6
Avetta, LLC	4.2	—	4.2	—	—	4.2
AxiomSL Group, Inc. and Calypso Group, Inc.	3.9	—	3.9	—	—	3.9
Bamboo Purchaser, Inc.	4.1	—	4.1	—	—	4.1
Banyan Software Holdings, LLC	33.8	—	33.8	—	—	33.8
Beacon Pointe Harmony, LLC	9.0	—	9.0	—	—	9.0
Bearcat Buyer, Inc. and Bearcat Parent, Inc.	32.8	—	32.8	—	—	32.8
Belfor Holdings, Inc.	25.0	(4.0)	21.0	—	—	21.0
Benecon Midco II LLC and Locutus Holdco LLC	4.5	—	4.5	—	—	4.5
Benefytt Technologies, Inc.	5.9	—	5.9	—	—	5.9
Berner Food & Beverage, LLC	1.7	(0.7)	1.0	—	—	1.0
Borrower R365 Holdings LLC	1.5	—	1.5	—	—	1.5
Bragg Live Food Products, LLC and SPC Investment Co., L.P.	4.4	(1.7)	2.7	—	—	2.7
Businessolver.com, Inc.	18.9	—	18.9	—	—	18.9
Cadence Aerospace, LLC	15.1	(11.7)	3.4	—	—	3.4
Capstone Acquisition Holdings, Inc. and Capstone Parent Holdings, LP	27.3	(11.2)	16.1	—	—	16.1
Cardinal Parent, Inc. and Packers Software Intermediate Holdings, Inc.	5.0	(0.6)	4.4	—	—	4.4
CCS-CMGC Holdings, Inc.	12.0	(3.0)	9.0	—	—	9.0
CDI Holdings III Corp. and CDI Holdings I Corp.	0.9	—	0.9	—	—	0.9
Center for Autism and Related Disorders, LLC	8.5	(8.3)	0.2	—	—	0.2
Centric Brands LLC and Centric Brands GP LLC	7.9	(2.3)	5.6	—	—	5.6
Chariot Buyer LLC	12.3	(2.8)	9.5	—	—	9.5
Cobalt Buyer Sub, Inc., Cobalt Holdings I, LP, and Cobalt Intermediate I, Inc.	23.7	(0.6)	23.1	—	—	23.1
Commercial Trailer Leasing, Inc.	3.3	—	3.3	—	—	3.3
Comprehensive EyeCare Partners, LLC	1.9	(0.3)	1.6	—	—	1.6

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Concert Golf Partners Holdco LLC	0.6	(0.1)	0.5	—	—	0.5
Consilio Midco Limited and Consilio Investment Holdings, L.P.	20.0	—	20.0	—	0	20.0
Continental Café, LLC and Infinity Ovation Yacht Charters, LLC	8.0	—	8.0	—	—	8.0
CoreLogic, Inc. and T-VIII Celestial Co-Invest LP	38.9	—	38.9	—	—	38.9
Cority Software Inc., IQS, Inc. and Cority Parent, Inc.	0.1	—	0.1	—	—	0.1
Cornerstone OnDemand, Inc. and Sunshine Software Holdings, Inc.	38.7	(0.1)	38.6	—	—	38.6
Cozzini Bros., Inc. and BH-Sharp Holdings LP	15.0	—	15.0	—	—	15.0
CrossCountry Mortgage, LLC	56.3	—	56.3	—	—	56.3
CST Buyer Company (d/b/a Intoxalock)	6.1	—	6.1	—	—	6.1
CVP Holdco, Inc. and OMERS Wildcats Investment Holdings LLC	19.7	(0.4)	19.3	—	—	19.3
DecoPac, Inc. and KCAKE Holdings Inc.	16.5	(2.4)	14.1	—	—	14.1
Denali Holdco LLC and Denali Topco LLC	5.4	—	5.4	—	—	5.4
DFC Global Facility Borrower III LLC	103.5	(73.2)	30.3	—	—	30.3
Diligent Corporation and Diligent Preferred Issuer, Inc.	9.7	—	9.7	—	—	9.7
Display Holding Company, Inc., Saldon Holdings, Inc. and Fastsigns Holdings Inc.	2.3	—	2.3	—	—	2.3
DRS Holdings III, Inc. and DRS Holdings I, Inc.	10.8	—	10.8	—	—	10.8
DS Admiral Bidco, LLC	0.1	—	0.1	—	—	0.1
DTI Holdco, Inc. and OPE DTI Holdings, Inc.	6.6	(5.2)	1.4	—	—	1.4
Dye & Durham Corporation	19.5	—	19.5	—	—	19.5
Dynamic NC Aerospace Holdings, LLC and Dynamic NC Investment Holdings, LP	7.1	—	7.1	—	—	7.1
Eckler Industries, Inc. and Eckler Purchaser LLC	6.9	(6.7)	0.2	—	(0.2)	—
Elemica Parent, Inc. & EZ Elemica Holdings, Inc.	4.1	(2.3)	1.8	—	—	1.8
Emergency Communications Network, LLC	6.5	—	6.5	—	—	6.5
EP Wealth Advisors, LLC	2.8	(0.2)	2.6	—	—	2.6
EpiServer Inc. and Episerver Sweden Holdings AB	14.5	—	14.5	—	—	14.5
EPS NASS Parent, Inc.	6.6	(0.9)	5.7	—	—	5.7
eResearch Technology, Inc. and Astorg VII Co-Invest ERT	2.5	—	2.5	—	—	2.5
Essential Services Holding Corporation and OMERS Mahomes Investment Holdings LLC	53.3	(1.0)	52.3	—	—	52.3
Extrahop Networks, Inc.	8.5	—	8.5	—	—	8.5
FL Hawk Intermediate Holdings, Inc.	0.5	—	0.5	—	—	0.5
Flinn Scientific, Inc. and WCI-Quantum Holdings, Inc.	10.0	(4.9)	5.1	—	—	5.1
Flow Control Solutions, Inc.	6.0	—	6.0	—	—	6.0
FM:Systems Group, LLC	1.5	(1.5)	—	—	—	—
Forescout Technologies, Inc.	0.1	—	0.1	—	—	0.1
Foundation Risk Partners, Corp.	38.1	—	38.1	—	—	38.1
FS Squared Holding Corp. and FS Squared, LLC	9.6	(0.5)	9.1	—	—	9.1
Galway Borrower LLC	23.3	(0.4)	22.9	—	—	22.9
Garden Fresh Restaurant Corp. and GFRC Holdings LLC	7.5	(7.5)	—	—	—	—
Genesis Acquisition Co. and Genesis Ultimate Holding Co.	1.5	(1.5)	—	—	—	—
GHX Ultimate Parent Corporation, Commerce Parent, Inc. and Commerce Topco, LLC	47.5	—	47.5	—	—	47.5
GI Ranger Intermediate LLC	9.0	—	9.0	—	—	9.0
Global Music Rights, LLC	4.3	—	4.3	—	—	4.3
GraphPAD Software, LLC, Insightful Science Intermediate I, LLC and Insightful Science Holdings, LLC	5.0	—	5.0	—	—	5.0
Green Street Parent, LLC and Green Street Intermediate Holdings, LLC	0.3	—	0.3	—	—	0.3
HAI Acquisition Corporation and Aloha Topco, LLC	19.0	—	19.0	—	—	19.0
Halcon Holdings, LLC	6.8	—	6.8	—	—	6.8

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Harvey Tool Company, LLC	29.5	(5.9)	23.6	—	—	23.6
HealthEdge Software, Inc.	42.3	(0.3)	42.0	—	—	42.0
Heavy Construction Systems Specialists, LLC	4.0	—	4.0	—	—	4.0
Heelstone Renewable Energy, LLC	51.0	—	51.0	—	—	51.0
Help/Systems Holdings, Inc.	7.5	—	7.5	—	—	7.5
HH-Stella, Inc. and Bedrock Parent Holdings, LP	18.1	(0.5)	17.6	—	—	17.6
High Street Buyer, Inc. and High Street Holdco LLC	8.0	—	8.0	—	—	8.0
Highline Aftermarket Acquisition, LLC, Highline Aftermarket SC Acquisition, Inc. and Highline PPC Blocker LLC	9.5	(5.9)	3.6	—	—	3.6
Hometown Food Company	3.9	—	3.9	—	—	3.9
Huskies Parent, Inc., GI Insurity Parent LLC and GI Insurity TopCo LP	22.6	(1.6)	21.0	—	—	21.0
IntraPac International LLC and IntraPac Canada Corporation	19.2	(6.2)	13.0	—	—	13.0
JDC Healthcare Management, LLC	4.4	(4.4)	—	—	—	—
Jim N Nicks Management, LLC	4.8	(2.8)	2.0	—	—	2.0
Joyce Lane Capital LLC and Joyce Lane Financing SPV LLC (fka Ciena Capital LLC)	1.4	—	1.4	—	—	1.4
K2 Insurance Services, LLC and K2 Holdco LP	10.9	—	10.9	—	—	10.9
KBHS Acquisition, LLC (d/b/a Alita Care, LLC)	5.0	(0.8)	4.2	—	—	4.2
Kellermeyer Bergensons Services, LLC	23.0	—	23.0	—	—	23.0
Kene Acquisition, Inc. and Kene Holdings, L.P.	8.9	(0.2)	8.7	—	—	8.7
Laboratories Bidco LLC and Laboratories Topco LLC	44.6	—	44.6	—	—	44.6
Lakers Buyer, Inc. and Lakers Parent LLC	11.1	(3.6)	7.5	—	—	7.5
Lew's Intermediate Holdings, LLC	2.3	(1.8)	0.5	—	—	0.5
Lido Advisors, LLC	0.8	—	0.8	—	—	0.8
LSP Holdco, LLC and ZBS Mechanical Group Co-Invest Fund 2, LLC	16.2	—	16.2	—	—	16.2
Majesco and Magic Topco, L.P.	2.0	—	2.0	—	—	2.0
Manna Pro Products, LLC	7.0	(1.9)	5.1	—	—	5.1
Maverick Acquisition, Inc.	17.2	—	17.2	—	—	17.2
Mavis Tire Express Services Topco Corp., Metis Holdco, Inc. and Metis Topco, LP	32.9	(23.4)	9.5	—	—	9.5
McKenzie Creative Brands, LLC	4.5	—	4.5	—	—	4.5
Medline Borrower, LP	6.9	—	6.9	—	—	6.9
Micromeritics Instrument Corp.	4.1	(0.1)	4.0	—	—	4.0
Ministry Brands Holdings, LLC and RCP MB Investments B, L.P.	31.3	—	31.3	—	—	31.3
Ministry Brands, LLC and MB Parent HoldCo, L.P. (dba Community Brands)	10.9	(5.0)	5.9	—	—	5.9
MMIT Holdings, LLC	4.6	(0.6)	4.0	—	—	4.0
Monica Holdco (US) Inc.	3.6	—	3.6	—	—	3.6
Moon Valley Nursery of Arizona Retail, LLC, Moon Valley Nursery Farm Holdings, LLC, Moon Valley Nursery RE Holdings LLC, and Stonecourt IV Partners, LP	15.2	—	15.2	—	—	15.2
MRI Software LLC	10.2	—	10.2	—	—	10.2
n2y Holding, LLC	0.1	—	0.1	—	—	0.1
NAS, LLC and Nationwide Marketing Group, LLC	3.0	(0.6)	2.4	—	—	2.4
National Intergovernmental Purchasing Alliance Company	9.0	—	9.0	—	—	9.0
NCWS Intermediate, Inc. and NCWS Holdings LP	28.3	—	28.3	—	—	28.3
Nelipak Holding Company, Nelipak European Holdings Cooperatief U.A., KNPAK Holdings, LP and PAKNK Netherlands Treasury B.V.	0.6	(0.2)	0.4	—	—	0.4
Nest Topco Borrower Inc., KKR Nest Co-Invest L.P., and NBLY 2021-1	119.1	—	119.1	—	—	119.1
NMC Skincare Intermediate Holdings II, LLC	9.1	(6.2)	2.9	—	—	2.9
NMN Holdings III Corp. and NMN Holdings LP	12.5	(1.1)	11.4	—	—	11.4
North American Fire Holdings, LLC and North American Fire Ultimate Holdings, LLC	23.9	—	23.9	—	—	23.9

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
North American Science Associates, LLC, Cardinal Purchaser LLC and Cardinal Topco Holdings, L.P.	6.0	—	6.0	—	—	6.0
North Haven Falcon Buyer, LLC and North Haven Falcon Holding Company, LLC	6.7	—	6.7	—	—	6.7
North Haven Stack Buyer, LLC	10.0	—	10.0	—	—	10.0
NSM Insurance Group, LLC	6.0	(0.7)	5.3	—	—	5.3
NueHealth Performance, LLC	6.2	(3.3)	2.9	—	—	2.9
Olympia Acquisition, Inc. and Olympia TopCo, L.P.	11.0	(10.3)	0.7	—	—	0.7
OneDigital Borrower LLC	7.5	—	7.5	—	—	7.5
Padres L.P.	64.2	—	64.2	—	—	64.2
Pathway Vet Alliance LLC and Jedi Group Holdings LLC	1.9	—	1.9	—	—	1.9
Patriot Growth Insurance Services, LLC	6.7	—	6.7	—	—	6.7
Paya, Inc and GTCR-Ultra Holdings LLC	4.5	—	4.5	—	—	4.5
PDI TA Holdings, Inc., Peachtree Parent, Inc. and Insight PDI Holdings, LLC	7.6	—	7.6	—	—	7.6
Pegasus Global Enterprise Holdings, LLC, Mekone Blocker Acquisition, Inc. and Mekone Parent, LLC	45.9	—	45.9	—	—	45.9
Pelican Products, Inc.	2.3	—	2.3	—	—	2.3
People Corporation	29.4	(2.9)	26.5	—	—	26.5
Perforce Software, Inc.	0.5	—	0.5	—	—	0.5
Petroleum Service Group LLC	16.9	(3.8)	13.1	—	—	13.1
Pluralsight, Inc.	0.3	—	0.3	—	0	0.3
Precinmac (US) Holdings Inc., Trimaster Manufacturing Inc. and Blade Group Holdings, LP.	15.5	—	15.5	—	—	15.5
Premier Specialties, Inc. and RMCF V CIV XLIV, L.P.	11.0	—	11.0	—	—	11.0
Premise Health Holding Corp. and OMERS Bluejay Investment Holdings LP	36.0	(12.6)	23.4	—	—	23.4
Pritchard Industries, LLC and LJ Pritchard TopCo Holdings, LLC	29.7	—	29.7	—	—	29.7
Production Resource Group, L.L.C. and PRG III, LLC	2.5	—	2.5	—	—	2.5
ProfitSolv Purchaser, Inc. and PS Co-Invest, L.P.	15.0	—	15.0	—	—	15.0
Project Essential Bidco, Inc. and Project Essential Super Parent, Inc.	1.1	—	1.1	—	—	1.1
Project Potter Buyer, LLC and Project Potter Parent, L.P.	43.8	(0.9)	42.9	—	—	42.9
Proofpoint, Inc.	3.1	—	3.1	—	—	3.1
PS Operating Company LLC and PS Op Holdings LLC	5.9	(2.8)	3.1	—	—	3.1
Pyramid Management Advisors, LLC and Pyramid Investors, LLC	9.7	(9.7)	—	—	0	—
QF Holdings, Inc.	6.0	—	6.0	—	—	6.0
Radius Aerospace, Inc. and Radius Aerospace Europe Limited	2.9	—	2.9	—	—	2.9
Raptor Technologies, LLC, Sycamore Bidco LTD and Rocket Parent, LLC	4.4	—	4.4	—	—	4.4
Reddy Ice LLC	0.3	—	0.3	—	—	0.3
Redwood Services, LLC and Redwood Services Holdco, LLC	4.7	—	4.7	—	—	4.7
Reef Lifestyle, LLC	32.8	(13.2)	19.6	—	—	19.6
Registrar Intermediate, LLC and PSP Registrar Co-Investment Fund, L.P.	28.0	—	28.0	—	—	28.0
Relativity ODA LLC	3.8	—	3.8	—	—	3.8
Repairify, Inc. and Repairify Holdings, LLC	7.3	—	7.3	—	—	7.3
Rialto Management Group, LLC	1.3	(0.2)	1.1	—	—	1.1
RMS HoldCo II, LLC and RMS Group Holdings, Inc.	2.9	—	2.9	—	—	2.9
Rodeo AcquisitionCo LLC	6.2	(0.4)	5.8	—	—	5.8
RSC Acquisition, Inc. and RSC Insurance Brokerage, Inc.	0.6	(0.3)	0.3	—	—	0.3
RTI Surgical, Inc. and Pioneer Surgical Technology, Inc.	15.9	(5.0)	10.9	—	—	10.9

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Safe Home Security, Inc., Security Systems Inc., Safe Home Monitoring, Inc., National Protective Services, Inc., Bright Integrations LLC and Medguard Alert, Inc.	8.5	—	8.5	—	—	8.5
Schill Landscaping and Lawn Care Services, LLC and Landscape Parallel Partners, LP	5.1	—	5.1	—	—	5.1
SCIH Salt Holdings Inc.	7.5	(6.2)	1.3	—	—	1.3
SCM Insurance Services Inc.	4.3	—	4.3	—	—	4.3
SFE Intermediate Holdco LLC	10.2	—	10.2	—	—	10.2
Shock Doctor, Inc. and Shock Doctor Holdings, LLC	2.5	(1.2)	1.3	—	—	1.3
Shur-Co Acquisition, Inc. and Shur-Co Holdco, Inc.	5.0	(1.0)	4.0	—	—	4.0
SiroMed Physician Services, Inc. and SiroMed Equity Holdings, LLC	7.1	—	7.1	—	—	7.1
SM Wellness Holdings, Inc. and SM Holdco, Inc.	3.8	—	3.8	—	—	3.8
Spring Insurance Solutions, LLC	5.6	—	5.6	—	—	5.6
Star US Bidco LLC	8.5	—	8.5	—	—	8.5
Stealth Holding LLC and UCIT Online Security Inc.	2.9	—	2.9	—	—	2.9
Sun Acquirer Corp. and Sun TopCo, LP	26.8	—	26.8	—	—	26.8
Sundance Group Holdings, Inc.	7.6	(0.9)	6.7	—	—	6.7
Sunk Rock Foundry Partners LP, Hatteras Electrical Manufacturing Holding Company and Sigma Electric Manufacturing Corporation, Diecast Beacon	7.5	(0.6)	6.9	—	—	6.9
Sunshine Sub, LLC	5.8	—	5.8	—	—	5.8
SV-Burton Holdings, LLC and LBC Breeze Holdings LLC	7.3	—	7.3	—	—	7.3
Symplr Software Inc. and Symplr Software Intermediate Holdings, Inc.	7.0	—	7.0	—	—	7.0
Synergy HomeCare Franchising, LLC and NP/Synergy Holdings, LLC	4.2	—	4.2	—	—	4.2
TA/WEG Holdings, LLC	9.3	(0.8)	8.5	—	—	8.5
Taymax Group, L.P., Taymax Group G.P., LLC, PF Salem Canada ULC and TCP Fit Parent, L.P.	1.9	(0.5)	1.4	—	(0.3)	1.1
TCP Hawker Intermediate LLC	5.3	—	5.3	—	—	5.3
Teligent, Inc.	3.4	—	3.4	—	(3.4)	—
TerSera Therapeutics LLC	0.1	—	0.1	—	—	0.1
The Alaska Club Partners, LLC, Athletic Club Partners LLC and The Alaska Club, Inc.	1.1	—	1.1	—	—	1.1
The Arcticom Group, LLC and AMCP Mechanical Holdings, LP	29.5	(2.0)	27.5	—	—	27.5
The Ultimate Software Group, Inc. and H&F Unite Partners, L.P.	10.0	(0.1)	9.9	—	—	9.9
The Ultimus Group Midco, LLC, The Ultimus Group, LLC, and The Ultimus Group Aggregator, LP	6.9	—	6.9	—	—	6.9
Therapy Brands Holdings LLC	8.6	—	8.6	—	—	8.6
Thermostat Purchaser III, Inc.	11.7	—	11.7	—	—	11.7
THG Acquisition, LLC	34.8	—	34.8	—	—	34.8
United Digestive MSO Parent, LLC	8.4	—	8.4	—	—	8.4
US Salt Investors, LLC and Emerald Lake Pearl Acquisition-A, L.P.	9.9	—	9.9	—	—	9.9
Verscend Holding Corp.	22.5	(0.1)	22.4	—	—	22.4
VLS Recovery Services, LLC	23.8	(1.5)	22.3	—	—	22.3
VPP Intermediate Holdings, LLC and VPP Group Holdings, L.P.	6.2	—	6.2	—	—	6.2
VPROP Operating, LLC and V SandCo, LLC	7.1	—	7.1	—	—	7.1
VS Buyer, LLC	8.1	—	8.1	—	—	8.1
Watchfire Enterprises, Inc.	2.0	—	2.0	—	—	2.0
Watermill Express, LLC and Watermill Express Holdings, LLC	1.9	—	1.9	—	—	1.9
WebPT, Inc.	0.1	—	0.1	—	—	0.1
Wellness AcquisitionCo, Inc.	0.1	—	0.1	—	—	0.1
Wildcat BuyerCo, Inc. and Wildcat Parent, LP	9.9	—	9.9	—	—	9.9
WorkWave Intermediate II, LLC	5.2	—	5.2	—	—	5.2
WSHP FC Acquisition LLC	10.3	(1.5)	8.8	—	—	8.8

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
XIFIN, Inc. and ACP Charger Co-Invest LLC	8.9	(1.1)	7.8	—	—	7.8
YE Brands Holdings, LLC	1.2	—	1.2	—	—	1.2
	$2,732.5	$(352.3)	$2,380.2	$—	$(3.9)	$2,376.3

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions, except per share data)

	Common Stock		Capital in Excess of Par Value	Accumulated Undistributed (Overdistributed) Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	431	$—	$7,760	$(293)	$7,467
Issuance of common stock, net of offering and underwriting costs	—	—	4	—	4
Repurchases of common stock	(8)	—	(100)	—	(100)
Net investment income	—	—	—	794	794
Net realized losses on investments, foreign currency and other transactions	—	—	—	(166)	(166)
Net unrealized losses on investments, foreign currency and other transactions	—	—	—	(144)	(144)
Dividends declared and payable ($1.60 per share)	—	—	—	(679)	(679)
Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	(8)	8	—
Balance at December 31, 2020	423	$—	$7,656	$(480)	$7,176
Issuance of common stock, net of offering and underwriting costs	42	—	819	—	819
Shares issued in connection with dividend reinvestment plan	3	—	38	—	38
Net investment income	—	—	—	741	741
Net realized gains on investments, foreign currency, extinguishment of debt and other transactions	—	—	—	240	240
Net unrealized gains on investments, foreign currency and other transactions	—	—	—	586	586
Dividends declared and payable ($1.62 per share)	—	—	—	(732)	(732)
Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	40	(40)	—
Balance at December 31, 2021	468	$—	$8,553	$315	$8,868
Issuance of common stock, net of offering and underwriting costs	50	1	1,000	—	1,001
Shares issued in connection with dividend reinvestment plan	1	—	29	—	29
Net investment income	—	—	—	1,092	1,092
Net realized gains on investments, foreign currency, extinguishment of debt and other transactions	—	—	—	33	33
Net unrealized losses on investments, foreign currency and other transactions	—	—	—	(525)	(525)
Dividends declared and payable ($1.87 per share)	—	—	—	(941)	(941)
Cumulative effect of adjustment for the adoption of ASU 2020-06 (Note 2)	—	—	(4)	2	(2)
Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	(22)	22	—
Balance at December 31, 2022	519	$1	$9,556	$(2)	$9,555

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$600	$1,567	$484
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Net realized (gains) losses on investments, foreign currency and other transactions	(81)	(283)	166
Net unrealized losses (gains) on investments, foreign currency and other transactions	525	(586)	144
Realized loss on extinguishment of debt	48	43	—
Net accretion of discount on investments	(13)	(16)	(8)
PIK interest	(138)	(164)	(150)
Collections of PIK interest	30	104	55
PIK dividends	(175)	(91)	(67)
Collections of PIK dividends	71	122	1
Amortization of debt issuance costs	30	29	23
Net amortization of discount (premium) on notes payable	(4)	2	8
Proceeds from sales and repayments of investments and other transactions	7,747	10,250	5,468
Purchases of investments	(9,852)	(13,644)	(6,759)
Changes in operating assets and liabilities:
Interest receivable	(34)	(24)	12
Receivable from participants	—	38	(38)
Other assets	58	10	(21)
Operating lease right-of-use asset	7	12	56
Base management fees payable	10	13	1
Income based fees payable	14	(72)	92
Capital gains incentive fees payable	(126)	161	(58)
Interest and facility fees payable	5	17	29
Payable to participants	(80)	42	63
Accounts payable and other liabilities	11	27	(20)
Operating lease liabilities	(12)	(16)	(61)
Net cash used in operating activities	(1,359)	(2,459)	(580)
FINANCING ACTIVITIES:
Borrowings on debt	7,950	19,336	8,256
Repayments and repurchases of debt	(6,818)	(16,829)	(6,737)
Debt issuance costs	(16)	(64)	(37)
Net proceeds from issuance of common stock	1,001	819	4
Dividends paid	(912)	(694)	(679)
Repurchases of common stock	—	—	(100)
Secured borrowings, net	5	51	23
Net cash provided by financing activities	1,210	2,619	730
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(149)	160	150
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	486	326	176
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$337	$486	$326
Supplemental Information:
Interest paid during the period	$402	$310	$243
Taxes, including excise tax, paid during the period	$39	$26	$16
Dividends declared and payable during the period	$941	$732	$679

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2022
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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include funds from time to time deposited with financial institutions and short-term, liquid investments in a money market account. Cash and cash equivalents are carried at cost which approximates fair value. As of December 31, 2022 and 2021, there was $12 and $62, respectively, of cash denominated in foreign currencies included within “cash and cash equivalents” or “restricted cash” in the accompanying consolidated balance sheet.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated balance sheet to the total amount shown at the end of the applicable period in the consolidated statement of cash flows:

	As of December 31,
	2022	2021
Cash and cash equivalents	$303	$372
Restricted cash	34	114
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$337	$486

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

Effective October 1, 2022, pursuant to Rule 2a-5 under the 1940 Act, the Company’s board of directors selected the Company’s investment adviser as the Company’s valuation designee to perform the fair value determinations for investments held by the Company without readily available market quotations.

Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, the Company looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available (i.e., substantially all of the Company’s investments) are valued at fair value as determined in good faith by the Company’s investment adviser, as the valuation designee, subject to the oversight of its board of directors, based on, among other things, the input of the Company’s independent third-party valuation firms that have been engaged to support the valuation of such portfolio investments at least once during a trailing 12-month period (with certain de minimis exceptions) and under a valuation policy and a consistently applied valuation process. The valuation process is conducted at the end of each fiscal quarter by the Company’s investment adviser, and a portion of the Company’s investment portfolio at fair value is subject to review by an independent third-party valuation firm each quarter. In addition, the Company’s independent registered public accounting firm obtains an understanding of, and performs select procedures relating to, the Company’s valuation process within the context of performing the integrated audit.

As part of the valuation process, the Company’s investment adviser may take into account the following types of factors, if relevant, in determining the fair value of the Company’s investments: the enterprise value of a portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, changes in the interest rate environment and the credit markets, which may affect the price at which similar investments would trade in their principal markets and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent sale occurs, the Company’s investment adviser considers the pricing indicated by the external event to corroborate the valuation.

Because there is not a readily available market value for most of the investments in its portfolio, substantially all of the Company’s portfolio investments are valued at fair value as determined in good faith by its investment adviser, as the valuation designee, as described herein. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, the Company could realize significantly less than the value at which the Company has recorded it.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

The Company’s investment adviser, as the valuation designee, subject to the oversight of its board of directors undertakes a multi-step valuation process each quarter, as described below:

•The Company’s quarterly valuation process begins with a preliminary valuation being prepared by the investment professionals responsible for the portfolio investment in conjunction with the Company’s portfolio management and valuation team.

•Preliminary valuations are reviewed and discussed by the valuation committee of the Company’s investment adviser.

•The valuation committee of the Company’s investment adviser determines the fair value of each investment in the Company’s portfolio without a readily available market quotation in good faith based on, among other things, the input of the independent third-party valuation firms, where applicable.

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

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

The base management fees, income based fees and capital gains incentive fees for the years ended December 31, 2022, 2021 and 2020 were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Base management fees	$305	$253	$217
Income based fees	$252	$225	$184
Capital gains incentive fees(1)	$(101)	$161	$(58)
________________________________________

(1)Calculated in accordance with GAAP as discussed below.

There was no capital gains incentive fee payable to the Company’s investment adviser as calculated under the investment advisory and management agreement for the years ended December 31, 2022 and 2020. The capital gains incentive fee payable to the Company’s investment adviser as calculated under the investment advisory and management agreement for the year ended December 31, 2021 was $26. In addition, in accordance with GAAP, the Company had cumulatively accrued a capital gains incentive fee of $35 as of December 31, 2022. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation, net of any expense associated with cumulative unrealized capital depreciation or appreciation. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 20% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods. As of December 31, 2022, the Company has paid capital gains incentive fees since inception totaling $133. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

Cash payment of any income based fees and capital gains incentive fees otherwise earned by the Company’s investment adviser is deferred if during the most recent four full calendar quarter period ending on or prior to the date such payment is to be made the sum of (a) the aggregate distributions to the Company’s stockholders and (b) the change in net assets (defined as total assets less indebtedness and before taking into account any income based fees and capital gains incentive fees payable during the period) is less than 7.0% of the Company’s net assets (defined as total assets less indebtedness) at the beginning of such period. These calculations will be adjusted for any share issuances or repurchases. Any income based fees and capital gains incentive fees deferred for payment are carried over for payment in subsequent calculation periods to the extent such fees are payable under the terms of the investment advisory and management agreement. Pursuant to the terms under the investment advisory and management agreement, as of December 31, 2022, payment of $81 of the income based fees earned by the Company’s investment adviser during the year ended December 31, 2022 has been deferred.

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

For the years ended December 31, 2022, 2021 and 2020, the Company incurred $11, $15 and $13, respectively, in administrative fees. As of December 31, 2022 and 2021, $2 and $4, respectively, in administrative fees were unpaid and included in “accounts payable and other liabilities” in the accompanying consolidated balance sheet.

4. INVESTMENTS

As of December 31, 2022 and 2021, investments consisted of the following:

	As of December 31,
	2022		2021
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans(2)	$9,684	$9,373	$9,583	$9,459
Second lien senior secured loans	4,218	3,934	4,614	4,524
Subordinated certificates of the SDLP(3)	1,274	1,249	987	987
Senior subordinated loans	1,163	1,079	896	890
Preferred equity	2,095	2,027	1,547	1,561
Ivy Hill Asset Management, L.P.(4)	2,048	2,201	781	936
Other equity	1,561	1,917	1,402	1,652
Total	$22,043	$21,780	$19,810	$20,009
________________________________________

(1)The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest or dividends.

(2)First lien senior secured loans include certain loans that the Company classifies as “unitranche” loans. The total amortized cost and fair value of the loans that the Company classified as “unitranche” loans were $4,983 and $4,841 respectively, as of December 31, 2022, and $5,210 and $5,163, respectively, as of December 31, 2021.

(3)The proceeds from these certificates were applied to co-investments with Varagon and its clients to fund first lien senior secured loans to 22 and 19 different borrowers as of December 31, 2022 and 2021, respectively.

(4)Includes the Company’s equity and subordinated loan investments in IHAM, as applicable.

The Company uses Global Industry Classification Standards for classifying the industry groupings of its portfolio companies. The industrial and geographic compositions of the Company’s portfolio at fair value as of December 31, 2022 and 2021 were as follows:

	As of December 31,
	2022	2021
Industry
Software & Services	21.9%	21.9%
Diversified Financials(1)	13.3	7.5
Health Care Services	10.8	10.8
Commercial & Professional Services	9.5	9.2
Investment Funds and Vehicles(2)	6.0	5.2
Insurance Services	5.2	5.8
Power Generation	4.5	4.5
Consumer Services	4.2	3.9
Consumer Durables & Apparel	3.7	4.4
Capital Goods	3.6	4.8
Automobiles & Components	2.6	4.6
Media & Entertainment	2.1	2.2
Food & Beverage	2.0	2.2
Energy	2.0	1.9
Pharmaceuticals, Biotechnology & Life Sciences	1.7	1.9
Other	6.9	9.2
Total	100.0%	100.0%
________________________________________

(1)Includes the Company’s investment in IHAM.

(2)Includes the Company’s investment in the SDLP, which had made first lien senior secured loans to 22 and 19 different borrowers as of December 31, 2022 and 2021, respectively. The portfolio companies in the SDLP are in industries similar to the companies in the Company’s portfolio.

	As of December 31,
	2022	2021
Geographic Region
West(1)	24.5%	26.6%
Midwest	23.9	27.9
Southeast	17.1	17.2
Mid-Atlantic	14.9	14.5
Northeast(2)	14.0	9.4
International	5.6	4.4
Total	100.0%	100.0%
________________________________________

(1)Includes the Company’s investment in the SDLP, which represented 5.7% and 4.9% of the total investment portfolio at fair value as of December 31, 2022 and 2021, respectively.

(2)Includes the Company’s investment in IHAM, which represented 10.1% and 4.7% of the total investment portfolio at fair value as of December 31, 2022 and 2021, respectively.

As of December 31, 2022 and 2021, loans on non-accrual status represented 1.7% of the total investments at amortized cost (or 1.1% at fair value) and 0.8% at amortized cost (or 0.5% at fair value), respectively.

Senior Direct Lending Program

The Company has established a joint venture with Varagon to make certain first lien senior secured loans, including certain stretch senior and unitranche loans, primarily to U.S. middle-market companies. Varagon was formed in 2013 as a lending platform by American International Group, Inc. and other partners. The joint venture is called the SDLP. In July 2016, the Company and Varagon and its clients completed the initial funding of the SDLP. The SDLP may generally commit and hold individual loans of up to $450. The Company and other accounts managed by the Company’s investment adviser and its affiliates may directly co-invest with the SDLP to accommodate larger transactions. The SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SDLP must be approved by an investment committee of the SDLP consisting of representatives of the Company and Varagon (with approval from a representative of each required).

The Company provides capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. As of December 31, 2022 and 2021, the Company and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates.

As of December 31, 2022 and 2021, the Company and Varagon and its clients had agreed to make capital available to the SDLP of $6,150 and $6,150, respectively, in the aggregate, of which $1,444 and $1,444, respectively, is to be made available from the Company. The Company will continue to provide capital to the SDLP in the form of SDLP Certificates, and Varagon and its clients will provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP as discussed above. Below is a summary of the funded capital and unfunded capital commitments of the SDLP.

	As of December 31,
	2022	2021
Total capital funded to the SDLP(1)	$5,127	$4,168
Total capital funded to the SDLP by the Company(1)	$1,274	$987
Total unfunded capital commitments to the SDLP(2)	$294	$262
Total unfunded capital commitments to the SDLP by the Company(2)	$68	$62
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

The amortized cost and fair value of the SDLP Certificates held by the Company were $1,274 and $1,249, respectively, as of December 31, 2022 and $987 and $987, respectively, as of December 31, 2021. The Company’s yield on its investment in the SDLP Certificates at amortized cost and fair value was 13.5% and 13.8%, respectively, as of December 31, 2022, and 13.5% and 13.5%, respectively, as of December 31, 2021. The interest income from the Company’s investment in the SDLP Certificates and capital structuring service and other fees earned for the years ended December 31, 2022, 2021 and 2020 were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Interest income	$146	$138	$127
Capital structuring service and other fees	$22	$22	$23

As of December 31, 2022 and 2021, the SDLP’s portfolio was comprised entirely of first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in the Company’s portfolio. As of December 31, 2022, one of the loans was on non-accrual status. As of December 31, 2021, none of the loans were on non-accrual status. Below is a summary of the SDLP’s portfolio.

	As of December 31,
	2022	2021
Total first lien senior secured loans(1)(2)	$5,174	$4,194
Largest loan to a single borrower(1)	$377	$342
Total of five largest loans to borrowers(1)	$1,631	$1,540
Number of borrowers in the SDLP	22	19
Commitments to fund delayed draw loans(3)	$294	$262
___________________________________________________________________________

(1)At principal amount.

(2)First lien senior secured loans include certain loans that the SDLP classifies as “unitranche” loans. As of December 31, 2022 and 2021, the total principal amount of loans in the SDLP portfolio that the SDLP classified as “unitranche” loans was $4,108 and $2,908, respectively.

(3)As discussed above, these commitments have been approved by the investment committee of the SDLP.

Pursuant to Rule 4-08(g) of Regulation S-X, selected financial information of the SDLP, in conformity with GAAP, as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020 are presented below:

	As of December 31,
	2022	2021
Selected Balance Sheet Information:
Investments at fair value (amortized cost of $5,166 and $4,193, respectively)	$4,958	$4,127
Other assets	150	84
Total assets	$5,108	$4,211

Senior notes	$3,538	$2,939
Intermediate funding notes	132	101
Other liabilities	110	51
Total liabilities	3,780	3,091
Subordinated certificates and members’ capital	1,328	1,120
Total liabilities and members’ capital	$5,108	$4,211

	For the Years Ended December 31,
	2022	2021	2020
Selected Statement of Operations Information:
Total investment income	$365	$282	$302
Interest expense	155	91	113
Other expenses	20	18	16
Total expenses	175	109	129
Net investment income	190	173	173
Net realized and unrealized gains (losses) on investments	(147)	70	(64)
Net increase in members’ capital resulting from operations	$43	$243	$109

Ivy Hill Asset Management, L.P.

Ivy Hill Asset Management, L.P. (“IHAM”), a wholly owned portfolio company of the Company, is an asset management services company and an SEC-registered investment adviser. As of December 31, 2022, IHAM had assets under management of approximately $13.1 billion. As of December 31, 2022, IHAM managed 21 vehicles and served as the sub-manager/sub-servicer for one other vehicle (these vehicles managed or sub-managed/sub-serviced by IHAM are referred to as the “IHAM Vehicles”). IHAM earns fee income from managing the IHAM Vehicles and has also invested in certain of these vehicles as part of its business strategy. The amortized cost of IHAM’s total investments as of December 31, 2022 and 2021 was $2,370 and $966, respectively. For the years ended December 31, 2022, 2021 and 2020, IHAM had management and incentive fee income of $48, $31 and $28, respectively, and other investment-related income of $189, $91 and $75, respectively.

 The amortized cost and fair value of the Company’s investment in IHAM as of December 31, 2022 and 2021 were as follows:

	As of December 31,
	2022		2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated debt	$500	$500	$16	$16
Equity investment	1,548	1,701	765	920
Total Company’s investment in IHAM	$2,048	$2,201	$781	$936

The interest income and dividend income that the Company earned from IHAM for the years ended December 31, 2022, 2021 and 2020 were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Interest income	$23	$3	$6
Dividend income	$205	$93	$74

From time to time, IHAM or certain IHAM Vehicles may purchase investments from, or sell investments to, the Company. For any such sales or purchases by the IHAM Vehicles to or from the Company, the IHAM Vehicle must obtain approval from third parties unaffiliated with the Company or IHAM, as applicable. During the year ended December 31, 2022, 2021 and 2020, IHAM or certain of the IHAM Vehicles purchased $3,358, $2,407 and $940, respectively, of loans from the Company. For the years ended December 31, 2022, 2021 and 2020, the Company recognized $20, $7 and $21, respectively, of net realized losses from these sales. During the year ended December 31, 2022, the Company purchased $27 of investments from certain IHAM Vehicles.

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

Selected Financial Information

Pursuant to Rule 4-08(g) of Regulation S-X, selected financial information of IHAM, in conformity with GAAP, as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020 are presented below.

In conformity with GAAP, IHAM is required to consolidate entities in which IHAM has a direct or indirect controlling financial interest based on either a variable interest model or voting interest model, which include certain of the IHAM Vehicles (the “Consolidated IHAM Vehicles”). As such, for GAAP purposes only, IHAM consolidates (a) entities in which it holds a majority voting interest or has majority ownership and control over the operational, financial and investing decisions of that entity and (b) entities that it concludes are variable interest entities in which IHAM has more than insignificant economic interest and power to direct the activities that most significantly impact the entities, and for which IHAM is deemed to be the primary beneficiary.

When IHAM consolidates an IHAM Vehicle for GAAP purposes only, IHAM reflects the assets, liabilities, revenues and expenses of the Consolidated IHAM Vehicles on a gross basis, including the economic interests held by third-party investors in the Consolidated IHAM Vehicles as debt obligations, subordinated notes or non-controlling interests, in the consolidated IHAM financials below. All of the revenues earned by IHAM as the investment manager of the IHAM Consolidated Vehicles are eliminated in GAAP consolidation. However, because the eliminated amounts are earned from and funded by third-party investors, the GAAP consolidation of an IHAM Vehicle does not impact the net income or loss attributable to IHAM. As a result, the Company believes an assessment of IHAM's business and the impact to the Company’s investment in IHAM is best viewed on a stand-alone basis as reflected in the first column in the tables below.

	As of December 31, 2022
	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Balance Sheet Information:
Assets
Investments at fair value(2)	$2,340	$8,973	$(2,315)	$8,998
Cash and cash equivalents	5	499	—	504
Other assets	55	94	(51)	98
Total assets	$2,400	$9,566	$(2,366)	$9,600

Liabilities
Debt	$308	$6,968	$—	$7,276
Subordinated note from ARCC	500	—	—	500
Subordinated notes(3)	—	1,374	(1,093)	281
Other liabilities	17	129	(15)	131
Total liabilities	825	8,471	(1,108)	8,188
Equity
Contributed capital	1,547	—	—	1,547
Accumulated earnings	61	—	—	61
Net unrealized losses on investments and foreign currency transactions	(33)	—	—	(33)
Non-controlling interests in Consolidated IHAM Vehicles(4)	—	1,095	(1,258)	(163)
Total equity	1,575	1,095	(1,258)	1,412
Total liabilities and equity	$2,400	$9,566	$(2,366)	$9,600

	As of December 31, 2021
	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Balance Sheet Information:
Assets
Investments at fair value(2)	$966	$5,510	$(927)	$5,549
Cash and cash equivalents	8	416	—	424
Other assets	12	79	(8)	83
Total assets	$986	$6,005	$(935)	$6,056

Liabilities
Debt	$125	$4,656	$—	$4,781
Subordinated note from ARCC	16	—	—	16
Subordinated notes(3)	—	983	(700)	283
Other liabilities	2	98	(9)	91
Total liabilities	143	5,737	(709)	5,171
Equity
Contributed capital	765	—	—	765
Accumulated earnings	78	—	—	78
Net unrealized gains on investments and foreign currency transactions	—	—	—	—
Non-controlling interests in Consolidated IHAM Vehicles(4)	—	268	(226)	42
Total equity	843	268	(226)	885
Total liabilities and equity	$986	$6,005	$(935)	$6,056
________________________________________

(1)Consolidated for GAAP purposes only.

(2)The determination of such fair value is determined in accordance with IHAM’s valuation procedures (separate and apart from the Company’s valuation process described elsewhere herein). The amortized cost of IHAM’s total investments as of December 31, 2022 and 2021 was $2,370 and $966, respectively. The amortized cost of the total investments of IHAM on a consolidated basis as of December 31, 2022 and 2021 was $9,306 and $5,588, respectively.

(3)Subordinated notes generally represent the most junior capital in certain of the Consolidated IHAM Vehicles and effectively represent equity in such vehicles.

(4)Non-controlling interests in Consolidated IHAM Vehicles includes net unrealized depreciation in the Consolidated IHAM Vehicles of $309 and $30 as of December 31, 2022 and 2021, respectively.

	For the Year Ended December 31, 2022
	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Statement of Operations Information:
Revenues
Investment income	$188	$594	$(185)	$597
Management fees and other income	49	7	(46)	10
Total revenues	237	601	(231)	607
Expenses
Interest expense	35	261	—	296
Distributions to subordinated notes	—	130	(95)	35
Management fees and other expenses	14	56	(46)	24
Total expenses	49	447	(141)	355
Net operating income	188	154	(90)	252
Net realized losses on investments and other transactions	—	(12)	—	(12)
Net unrealized losses on investments and other transactions	(33)	(279)	31	(281)
Total net realized and unrealized losses on investments and other transactions	(33)	(291)	31	(293)
Net income (loss)	155	(137)	(59)	(41)
Less: Net income (loss) attributable to non-controlling interests in Consolidated IHAM Vehicles	—	(137)	(59)	(196)
Net income attributable to Ivy Hill Asset Management, L.P.	$155	$—	$—	$155

	For the Year Ended December 31, 2021
	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Statement of Operations Information:
Revenues
Investment income	$97	$285	$(93)	$289
Management fees and other income	31	7	(27)	11
Total revenues	128	292	(120)	300
Expenses
Interest expense	5	99	—	104
Distributions to subordinated notes	—	135	(101)	34
Management fees and other expenses	12	38	(27)	23
Total expenses	17	272	(128)	161
Net operating income	111	20	8	139
Net realized gains (losses) on investments and other transactions	(6)	80	(28)	46
Net unrealized gains on investments and other transactions	18	91	(15)	94
Total net realized and unrealized gains on investments and other transactions	12	171	(43)	140
Net income	123	191	(35)	279
Less: Net income attributable to non-controlling interests in Consolidated IHAM Vehicles	—	191	(35)	156
Net income attributable to Ivy Hill Asset Management, L.P.	$123	$—	$—	$123

	For the Year Ended December 31, 2020
	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Statement of Operations Information:
Revenues
Investment income	$79	$288	$(78)	$289
Management fees and other income	28	7	(26)	9
Total revenues	107	295	(104)	298
Expenses
Interest expense	8	119	—	127
Distributions to subordinated notes	—	113	(79)	34
Management fees and other expenses	12	33	(26)	19
Total expenses	20	265	(105)	180
Net operating income	87	30	1	118
Net realized gains (losses) on investments and other transactions	(4)	50	—	46
Net unrealized losses on investments and other transactions	(7)	(26)	6	(27)
Total net realized and unrealized gains (losses) on investments and other transactions	(11)	24	6	19
Net income	76	54	7	137
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	54	7	61
Net income attributable to Ivy Hill Asset Management, L.P.	$76	$—	$—	$76
________________________________________

(1)Consolidated for GAAP purposes only.

5. DEBT

In accordance with the Investment Company Act, the Company is allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 150% after such borrowing. The Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150% effective June 21, 2019. As of December 31, 2022, the aggregate principal amount outstanding of the senior securities issued by the Company was $12,245 and the Company’s asset coverage was 177%.

The Company’s outstanding debt as of December 31, 2022 and 2021 was as follows:

	As of December 31,
	2022					2021
	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$4,843	(2)	$2,246	$2,246		$4,232	(2)	$1,507	$1,507
Revolving Funding Facility	1,775		800	800		1,525		762	762
SMBC Funding Facility	800	(3)	451	451		800	(3)	401	401
BNP Funding Facility	300		245	245		300		—	—
2022 Convertible Notes	—		—	—		388		388	388	(4)
2024 Convertible Notes	403		403	399	(4)	403		403	395	(4)
2023 Notes	750		750	750	(5)	750		750	748	(5)
2024 Notes	900		900	898	(6)	900		900	897	(6)
March 2025 Notes	600		600	597	(7)	600		600	596	(7)
July 2025 Notes	1,250		1,250	1,258	(8)	1,250		1,250	1,260	(8)
January 2026 Notes	1,150		1,150	1,144	(9)	1,150		1,150	1,143	(9)
July 2026 Notes	1,000		1,000	991	(10)	1,000		1,000	988	(10)
2027 Notes	500		500	494	(11)	—		—	—
2028 Notes	1,250		1,250	1,247	(12)	1,250		1,250	1,246	(12)
2031 Notes	700		700	690	(13)	700		700	689	(13)
Total	$16,221		$12,245	$12,210		$15,248		$11,061	$11,020

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

(4)Represents the aggregate principal amount outstanding of the 2024 Convertible Notes (as defined below). As of December 31, 2022, the total unamortized debt issuance costs and the unamortized discount for the 2024 Convertible Notes (as defined below) was $4. As of December 31, 2021, the total unamortized debt issuance costs and the unamortized discount for the 2022 Convertible Notes and the 2024 Convertible Notes (each as defined below) were $0 and $8, respectively. In February 2022, the Company repaid in full the 2022 Convertible Notes upon their maturity.

(5)Represents the aggregate principal amount outstanding of the 2023 Notes (as defined below), less unamortized debt issuance costs and the unamortized discount recorded upon the issuance of the 2023 Notes. As of December 31, 2022 and 2021, the total unamortized debt issuance costs and the unamortized discount was $0 and $2, respectively.

(6)Represents the aggregate principal amount outstanding of the 2024 Notes (as defined below), less unamortized debt issuance costs and the net unamortized discount recorded upon the issuance of the 2024 Notes. As of December 31, 2022 and 2021, the total unamortized debt issuance costs and the net unamortized discount was $2 and $3, respectively.

(7)Represents the aggregate principal amount outstanding of the March 2025 Notes (as defined below), less unamortized debt issuance costs and the unamortized discount recorded upon the issuance of the March 2025 Notes. As of

December 31, 2022 and 2021, the total unamortized debt issuance costs and the unamortized discount was $3 and $4, respectively.

(8)Represents the aggregate principal amount outstanding of the July 2025 Notes (as defined below), less unamortized debt issuance costs and the net unaccreted premium recorded upon the issuance of the July 2025 Notes. As of December 31, 2022 and 2021, the total unamortized debt issuance costs and the net unaccreted premium was $8 and $10, respectively.

(9)Represents the aggregate principal amount outstanding of the January 2026 Notes (as defined below), less unamortized debt issuance costs and the unamortized discount recorded upon the issuance of the January 2026 Notes. As of December 31, 2022 and 2021, the total unamortized debt issuance costs and the unamortized discount was $6 and $7, respectively.

(10)Represents the aggregate principal amount outstanding of the July 2026 Notes (as defined below), less unamortized debt issuance costs and the unamortized discount recorded upon the issuance of the July 2026 Notes. As of December 31, 2022 and 2021, the total unamortized debt issuance costs and the unamortized discount was $9 and $12, respectively.

(11)Represents the aggregate principal amount outstanding of the 2027 Notes (as defined below), less unamortized debt issuance costs and the net unamortized discount recorded upon the issuance of the 2027 Notes. As of December 31, 2022, the total unamortized debt issuance costs and the net unamortized discount was $6.

(12)Represents the aggregate principal amount outstanding of the 2028 Notes (as defined below), less unamortized debt issuance costs and the net unamortized discount recorded upon the issuance of the 2028 Notes. As of December 31, 2022 and 2021, the total unamortized debt issuance costs and the net unamortized discount was $3 and $4, respectively.

(13)Represents the aggregate principal amount outstanding of the 2031 Notes (as defined below), less unamortized debt issuance costs and the unamortized discount recorded upon the issuance of the 2031 Notes. As of December 31, 2022 and 2021, the total unamortized debt issuance costs and the unamortized discount was $10 and $11, respectively.

 The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all the Company’s outstanding debt as of December 31, 2022 were 4.2% and 3.6 years, respectively, and as of December 31, 2021 were 3.1% and 4.2 years, respectively.

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

Under the Revolving Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets (less total liabilities not representing indebtedness) to total indebtedness of the Company and its consolidated subsidiaries (subject to certain exceptions) of not less than 1.5:1.0, (f) limitations on pledging certain unencumbered assets, and

(g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Credit Facility. Amounts available to borrow under the Revolving Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets (based on their value as determined pursuant to the Revolving Credit Facility) that are pledged as collateral. As of December 31, 2022, the Company was in compliance in all material respects with the terms of the Revolving Credit Facility.

As of December 31, 2022 and 2021, there was $2,246 and $1,507 outstanding, respectively, under the Revolving Credit Facility. The Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $250 with the ability to increase by an incremental $50 on an uncommitted basis. As of December 31, 2022 and 2021, the Company had $86 and $68, respectively, in letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued. As of December 31, 2022, there was $2,511 available for borrowing (net of letters of credit issued) under the Revolving Credit Facility, subject to borrowing base restrictions.

Since March 31, 2022, the interest rate charged on the Revolving Credit Facility is based on SOFR plus a credit spread adjustment of 0.10% (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in Sterling, Canadian Dollars, Euros and certain other foreign currencies plus a spread adjustment, if applicable) and an applicable spread of either 1.75% or 1.875% or an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility) plus an applicable spread of 0.75% or 0.875%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving exposure and term loans outstanding under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. The Revolving Credit Facility allows for borrowings to be made using one, three or six month SOFR. Prior to March 31, 2022, the interest rate charged on the Revolving Credit Facility was based on LIBOR (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in Sterling, Canadian Dollars, Euros and certain other foreign currencies) plus an applicable spread of either 1.75% or 1.875% or an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility) plus an applicable spread of 0.75% or 0.875%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving exposure and term loans outstanding under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of December 31, 2022, the one, three and six month SOFR was 4.36%, 4.59% and 4.78%, respectively. As of December 31, 2022, the applicable spread in effect was 1.75%. In addition to the stated interest expense on the Revolving Credit Facility, the Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. The Company is also required to pay a letter of credit fee of either 2.00% or 2.125% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility.

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

For the years ended December 31, 2022, 2021 and 2020, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Stated interest expense	$71	$21	$43
Credit facility fees	10	17	7
Amortization of debt issuance costs	8	7	7
Total interest and credit facility fees expense	$89	$45	$57
Cash paid for interest expense	$62	$20	$41
Average stated interest rate	4.11%	2.14%	2.58%
Average outstanding balance	$1,701	$1,014	$1,576

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

Amounts available to borrow under the Revolving Funding Facility are subject to a borrowing base that applies different advance rates to different types of assets held by Ares Capital CP. Ares Capital CP is also subject to limitations with respect to the loans securing the Revolving Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests and loans with fixed rates, as well as restrictions on portfolio company leverage, all of which may also affect the borrowing base and therefore amounts available to borrow. The Company and Ares Capital CP are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the agreements governing the Revolving Funding Facility. As of December 31, 2022, the Company and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

As of December 31, 2022 and 2021, there was $800 and $762 outstanding, respectively, under the Revolving Funding Facility. Since June 30, 2022, the interest rate charged on the Revolving Funding Facility is based on SOFR plus a credit spread adjustment of 0.10% or a “base rate” (as defined in the agreements governing the Revolving Funding Facility) plus an applicable spread of 1.90% per annum. From December 29, 2021 to June 29, 2022, the interest rate charged on the Revolving Funding Facility is based on one month LIBOR plus 1.90% per annum or a “base rate” (as defined in the agreements governing the Revolving Funding Facility) plus 1.00% per annum. Prior to December 29, 2021, the interest rate charged on the Revolving Funding Facility was based on one month LIBOR plus 2.00% per annum or a “base rate” plus 1.00% per annum. Since December 29, 2021, Ares Capital CP is also required to pay a commitment fee of between 0.50% and 1.25% per annum depending on the size of the unused portion of the Revolving Funding Facility. Prior to and including December 29, 2021, Ares Capital CP was required to pay a commitment fee of between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility.

For the years ended December 31, 2022, 2021 and 2020, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Funding Facility were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Stated interest expense	$31	$15	$20
Credit facility fees	5	6	5
Amortization of debt issuance costs	3	4	4
Total interest and credit facility fees expense	$39	$25	$29
Cash paid for interest expense	$29	$17	$19
Average stated interest rate	3.81%	2.33%	2.54%
Average outstanding balance	$820	$643	$761

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

Amounts available to borrow under the SMBC Funding Facility are subject to a borrowing base that applies an advance rate to assets held by ACJB. ACJB is also subject to limitations with respect to the loans securing the SMBC Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests and loans with fixed rates, as well as restrictions on portfolio company leverage, all of which may also affect the borrowing base and therefore amounts available to borrow. The Company and ACJB are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the SMBC Funding Facility. As of December 31, 2022, the Company and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

As of December 31, 2022 and 2021, there was $451 and $401 outstanding, respectively, under the SMBC Funding Facility. The interest rate charged on the SMBC Funding Facility is based on an applicable spread of either 1.75% or 2.00% over one month LIBOR or 0.75% or 1.00% over a “base rate” (as defined in the agreements governing the SMBC Funding Facility), in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. As of December 31, 2022, the applicable spread in effect was 1.75%. ACJB is required to pay a commitment fee of between 0.50% and 1.00% per annum depending on the size of the unused portion of the SMBC Funding Facility.

For the years ended December 31, 2022, 2021 and 2020, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SMBC Funding Facility were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Stated interest expense	$15	$4	$10
Credit facility fees	2	6	1
Amortization of debt issuance costs	2	3	3
Total interest and credit facility fees expense	$19	$13	$14
Cash paid for interest expense	$14	$4	$10
Average stated interest rate	3.58%	2.05%	2.36%
Average outstanding balance	$414	$191	$390

BNP Funding Facility

The Company and the Company’s consolidated subsidiary, ARCC FB Funding LLC (“AFB”), are party to a revolving funding facility (as amended, the “BNP Funding Facility”) with AFB, as the borrower, and BNP Paribas, as the administrative agent and lender, that allows AFB to borrow up to $300 at any one time outstanding. The BNP Funding Facility is secured by all of the assets held by AFB. The end of the reinvestment period and the stated maturity date for the BNP Funding Facility are June 11, 2023 and June 11, 2025, respectively. The reinvestment period and the stated maturity date are both subject to a one-year extension by mutual agreement. See Note 15 for a subsequent event relating to the BNP Funding Facility.

Amounts available to borrow under the BNP Funding Facility are subject to a borrowing base that applies an advance rate to assets held by AFB. AFB is also subject to limitations with respect to the loans securing the BNP Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests and loans with fixed rates, as well as restrictions on portfolio company leverage, all of which may also affect the borrowing base and therefore amounts available to borrow. The Company and AFB are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the BNP Funding Facility. As of December 31, 2022, the Company and AFB were in compliance in all material respects with the terms of the BNP Funding Facility.

As of December 31, 2022, there was $245 outstanding under the BNP Funding Facility. As of December 31, 2021, there were no amounts outstanding under the BNP Funding Facility. Since June 29, 2021, the interest rate charged on the BNP Funding Facility is based on three month LIBOR, or a “base rate” (as defined in the agreements governing the BNP Funding Facility) plus a margin of (i) 1.80% during the reinvestment period and (ii) 2.30% following the reinvestment period. Prior to June 29, 2021, the interest rate charged on the BNP Funding Facility was based on three month LIBOR (subject to a floor of 0.45%), or a “base rate” (as defined in the agreements governing the BNP Funding Facility) plus a margin that generally ranged between 2.65% and 3.15% (depending on the types of assets such advances relate to), with a weighted average margin floor for all classes of advances of (i) 2.75% during the reinvestment period and (ii) 3.25% following the reinvestment period. As of December 31, 2022, the applicable spread in effect was 1.80%. AFB is required to pay a commitment fee of between 0.00% and 1.25% per annum depending on the size of the unused portion of the BNP Funding Facility.

For the years ended December 31, 2022 and 2021, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the BNP Funding Facility were as follows:

	For the Years Ended December 31,
	2022	2021
Stated interest expense	$5	$1
Credit facility fees	1	4
Amortization of debt issuance costs	1	1
Total interest and credit facility fees expense	$7	$6
Cash paid for interest expense	$3	$1
Average stated interest rate	4.71%	3.46%
Average outstanding balance	$110	$15

Convertible Unsecured Notes

The Company has issued $403 in aggregate principal amount of unsecured convertible notes that mature on March 1, 2024 (the “2024 Convertible Notes”) unless previously converted or repurchased in accordance with its terms. The Company does not have the right to redeem the 2024 Convertible Notes prior to maturity. The 2024 Convertible Notes bear interest at a rate of 4.625% per annum, payable semi-annually.

In certain circumstances, assuming the conversion date below has not already passed, the 2024 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of its common stock, at the Company’s election, at the conversion rate (listed below as of December 31, 2022) subject to customary anti-dilution adjustments and the requirements of the indenture (the “2024 Convertible Notes Indenture”). Prior to the close of business on the business day immediately preceding the conversion date (listed below), holders may convert their 2024 Convertible Notes only under certain circumstances set forth in the 2024 Convertible Notes Indenture. On or after the conversion date until the close of business on the second scheduled trading day immediately preceding the maturity date for the 2024 Convertible Notes, holders may convert their 2024 Convertible Notes at any time. In addition, if the Company engages in certain corporate events as described in the 2024 Convertible Notes Indenture, holders of the 2024 Convertible Notes may require the Company to repurchase for cash all or part of the 2024 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2024 Convertible Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

Certain key terms related to the convertible features for the 2024 Convertible Notes as of December 31, 2022 are listed below.

2024 Convertible Notes
Conversion premium	15.0%
Closing stock price at issuance	$17.29
Closing stock price date	March 5, 2019
Conversion price (1)	$19.68
Conversion rate (shares per one thousand dollar principal amount)(1)	50.8028
Conversion date	December 1, 2023
________________________________________

(1)Represents conversion price and conversion rate, as applicable, as of December 31, 2022, taking into account any applicable de minimis adjustments that will be made on the conversion date.

As of December 31, 2022, the principal amount of the 2024 Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

The 2024 Convertible Notes Indenture contains certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a) of the Investment Company Act, or any successor provisions, and to provide financial information to the holders of the 2024 Convertible Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the 2024 Convertible Notes Indenture. As of December 31, 2022, the Company was in compliance in all material respects with the terms of the 2024 Convertible Notes Indenture.

The 2024 Convertible Notes as well as any other convertible notes outstanding during the periods presented (collectively referred to as the “Convertible Unsecured Notes”) are accounted for in accordance with ASC 470-20, Debt. Upon conversion of the 2024 Convertible Notes, the Company intends to pay the outstanding principal amount in cash and to the extent that the conversion value exceeds the principal amount, the Company has the option to pay in cash or shares of the Company’s common stock (or a combination of cash and shares) in respect of the excess amount, subject to the requirements of the 2024 Convertible Notes Indenture. The Company has determined that the embedded conversion options in the 2024 Convertible Notes are not required to be separately accounted for as a derivative under GAAP. In accounting for the Convertible Unsecured Notes, the Company estimated at the time of issuance separate debt and equity components for the Convertible Unsecured Notes. An original issue discount equal to the equity components of the Convertible Unsecured Notes was recorded in “capital in excess of par value” in the accompanying consolidated balance sheet. Additionally, the issuance costs associated with the Convertible Unsecured Notes were allocated to the debt and equity components in proportion to the allocation of the proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. As a result of adopting ASU 2020-06 on January 1, 2022, the Company is no longer separating the 2024 Convertible Notes into debt and equity components, and is instead accounting for the 2024 Convertible Notes entirely as debt.

In connection with the issuance of the 2024 Convertible Notes, the Company incurred debt issuance costs of $4. The 2024 Convertible Notes were issued at a discount. The Company records interest expense comprised of both stated interest expense as well as accretion of any original issue discount or debt issuance costs.

As of December 31, 2022, the components of the carrying value of the 2024 Convertible Notes, the stated interest rate and the effective interest rate were as follows:

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

For the years ended December 31, 2022, 2021 and 2020, the components of interest expense and cash paid for interest expense for the 2024 Convertible Notes, as well as any other convertible notes outstanding during the periods presented were as follows.

	For the Years Ended December 31,
	2022	2021	2020
Stated interest expense	$20	$33	$33
Amortization of debt issuance costs	1	3	3
Accretion of original issue discount	2	6	5
Total interest expense	$23	$42	$41
Cash paid for interest expense	$26	$34	$33

Unsecured Notes

The Company has issued certain unsecured notes (each issuance of which is referred to herein using the “defined term” set forth under the “Unsecured Notes” column of the table below and collectively referred to as the “Unsecured Notes”), that pay interest semi-annually and all principal amounts are due upon maturity. Each of the Unsecured Notes may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indentures governing each of the Unsecured Notes, plus any accrued and unpaid interest. Certain key terms related to the features for the Unsecured Notes as of December 31, 2022 are listed below.

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

For the years ended December 31, 2022, 2021 and 2020, the components of interest expense and cash paid for interest expense for the Unsecured Notes, as well as any other unsecured notes outstanding during the periods presented are listed below.

	For the Years Ended December 31,
	2022	2021	2020
Stated interest expense	$269	$234	$168
Amortization of debt issuance costs	15	11	6
Net (amortization) accretion of original issue premium/discount	(6)	(4)	1
Accretion of purchase discount	—	—	1
Total interest expense	$278	$241	$176
Cash paid for interest expense	$268	$234	$140

The Unsecured Notes contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a) of the Investment Company Act, or any successor provisions, and to provide financial information to the holders of such notes under certain circumstances. These covenants are subject to important limitations and exceptions set forth in the indentures governing such notes. As of December 31, 2022, the Company was in compliance in all material respects with the terms of the respective indentures governing each of the Unsecured Notes.

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

6. DERIVATIVE INSTRUMENTS

The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. As of December 31, 2022 and 2021, the counterparty to these forward currency contracts was Royal Bank of Canada and Truist Financial Corporation, respectively.

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

Certain information related to the Company’s derivative instruments as of December 31, 2022 and 2021 is presented below.

	As of December 31, 2022
Derivative Instrument	Notional Amount		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	CAD	264	1/27/2023	$195	$(196)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	242	1/18/2023	178	(179)	Accounts payable and other liabilities
Foreign currency forward contract		€158	1/27/2023	159	(169)	Accounts payable and other liabilities
Foreign currency forward contract		£125	1/27/2023	145	(151)	Accounts payable and other liabilities
Foreign currency forward contract	NZD	59	1/27/2023	34	(37)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	17	1/27/2023	12	(12)	Accounts payable and other liabilities
Total				$723	$(744)

	As of December 31, 2021
Derivative Instrument	Notional Amount		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	CAD	309	1/28/2022	$240	$(245)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	209	1/19/2022	163	(165)	Accounts payable and other liabilities
Foreign currency forward contract		€153	1/28/2022	172	(174)	Accounts payable and other liabilities
Foreign currency forward contract		£95	1/28/2022	126	(129)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	2	1/28/2022	1	(1)	Accounts payable and other liabilities
Total				$702	$(714)

Net realized gains (losses) on derivative instruments recognized by the Company for the years ended December 31, 2022, 2021 and 2020 is in the following location in the consolidated statements of operations:

		For the Years Ended December 31,
Derivative Instrument	Statement Location	2022	2021	2020
Interest rate swap	Net realized gains (losses) from foreign currency and other transactions	$—	$—	$(6)
Foreign currency forward contract	Net realized gains (losses) from foreign currency and other transactions	62	13	(9)
Total		$62	$13	$(15)

Net unrealized gains (losses) on derivative instruments recognized by the Company for the years ended December 31, 2022, 2021 and 2020 is in the following location in the consolidated statements of operations:

		For the Years Ended December 31,
Derivative Instrument	Statement Location	2022	2021	2020
Interest rate swap	Net unrealized gains (losses) from foreign currency and other transactions	$—	$—	$1
Foreign currency forward contract	Net unrealized gains (losses) from foreign currency and other transactions	(9)	(14)	(1)
Total		$(9)	$(14)	$—

7. COMMITMENTS AND CONTINGENCIES

Investment Commitments

The Company has various commitments to fund investments in its portfolio as described below. As of December 31, 2022 and 2021, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) the Company’s discretion:

	As of December 31,
	2022	2021
Total revolving and delayed draw loan commitments	$2,916	$2,733
Less: funded commitments	(526)	(352)
Total unfunded commitments	2,390	2,381
Less: commitments substantially at discretion of the Company	—	—
Less: unavailable commitments due to borrowing base or other covenant restrictions	(13)	(4)
Total net adjusted unfunded revolving and delayed draw loan commitments	$2,377	$2,377

Included within the total revolving and delayed draw loan commitments as of December 31, 2022 and 2021 were delayed draw loan commitments totaling $1,229 and $1,273, respectively. The Company’s commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels).

Also included within the total revolving loan commitments as of December 31, 2022 were commitments to issue up to $366 in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2022, the Company had $46 in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For all these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. All of the $46 in letters of credit are due to expire in 2023.

The Company also has commitments to co-invest in the SDLP for the Company’s portion of the SDLP’s commitments to fund delayed draw loans to certain portfolio companies of the SDLP. See Note 4 for more information.

As of December 31, 2022 and 2021, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

	As of December 31,
	2022	2021
Total private equity commitments	$120	$111
Less: funded private equity commitments	(69)	(68)
Total unfunded private equity commitments	51	43
Less: private equity commitments substantially at discretion of the Company	(51)	(43)
Total net adjusted unfunded private equity commitments	$—	$—

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

Lease Commitments

The Company is obligated under a number of operating leases pursuant to which it is leasing office facilities from third parties with remaining terms ranging from approximately one to four years. For certain of its operating leases, the Company had previously entered into subleases. The components of operating lease expense for the years ended December 31, 2022, 2021 and 2020 were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Operating lease costs	$9	$10	$17
Less: sublease income	(9)	(9)	(16)
Total operating lease costs (1)	$—	$1	$1

________________________________________

(1)Total operating lease costs are incurred from office leases assumed as part of the Company’s acquisition of American Capital, Ltd.

Supplemental cash flow information related to operating leases for the years ended December 31, 2022 and 2021 were as follows:

	For the Years Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$16	$16
Operating ROU assets obtained in exchange for operating lease liabilities	$9	$11

Supplemental balance sheet information as of December 31, 2022 and 2021 related to operating leases were as follows:

	As of December 31,
	2022	2021
Operating lease ROU assets	$20	$27
Operating lease liabilities	$31	$43
Weighted average remaining lease term	3.1 years	3.7 years
Weighted average discount rate	4.2%	3.1%

The following table shows future minimum lease payments under the Company’s operating leases and a reconciliation to the operating lease liability as of December 31, 2022:

Amount
2023	$16
2024	6
2025	6
2026	6
Total lease payments	34
Less imputed interest	(3)
Total operating lease liabilities	$31

The following table shows future expected rental payments to be received under the Company’s subleases where the Company is the sublessor as of December 31, 2022:

Amount
2023	$9
2024	4
2025	4
2026	4
Total	$21

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

In addition to using the above inputs in investment valuations, the Company continues to employ the net asset valuation policy approved by the Company’s board of directors that is consistent with ASC 820-10 (see Note 2 for more information). Consistent with the Company’s valuation policy, the Company’s investment adviser evaluates the source of inputs, including any markets in which the Company’s investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. The Company’s valuation policy considers the fact that because there is not a readily available market value for most of the investments in the Company’s portfolio, the fair value of the investments must typically be determined using unobservable inputs.

    The Company’s portfolio investments (other than as described below in the following paragraph) are typically valued using two different valuation techniques. The first valuation technique is an analysis of the enterprise value (“EV”) of the portfolio company. Enterprise value means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The primary method for determining EV uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s EBITDA (generally defined as net income before net interest expense, income tax expense, depreciation and amortization). EBITDA multiples are typically determined based upon review of market comparable transactions and publicly traded comparable companies, if any. The Company’s investment adviser also may employ other valuation multiples to determine EV, such as revenues or, in the case of certain portfolio companies in the power generation industry, kilowatt capacity. The second method for determining EV uses a discounted cash flow analysis whereby future expected cash flows of the portfolio company are discounted to determine a present value using estimated discount rates (typically a weighted average cost of capital based on costs of debt and equity consistent with current market conditions). The EV analysis is performed to determine the value of equity investments, the value of debt investments in portfolio companies where the Company has control or could gain control through an option or warrant security, and to determine if there is credit impairment for debt investments. If debt investments are credit impaired, an EV analysis may be used to value such debt investments; however, in addition to the methods outlined above, other methods such as a liquidation or wind-down analysis may be utilized to estimate enterprise value. The second valuation technique is a yield analysis, which is typically performed for non-credit impaired debt investments in portfolio companies where the Company does not own a controlling equity position. To determine fair value using a yield analysis, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk. In the yield analysis, the investment adviser considers the current contractual interest rate, the maturity and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the enterprise value of the portfolio company. As debt investments held by the Company are substantially illiquid with no active transaction market, the Company’s investment adviser depends on primary market data, including newly funded transactions, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.

For other portfolio investments such as investments in the SDLP Certificates and IHAM, discounted cash flow analysis is the primary technique utilized to determine fair value. Expected future cash flows associated with the investment are discounted to determine a present value using a discount rate that reflects estimated market return requirements.

The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of December 31, 2022 and 2021. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of December 31, 2022
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average(1)
First lien senior secured loans	$9,165	Yield analysis	Market yield	7.6% - 26.1%	12.3%
Second lien senior secured loans	3,841	Yield analysis	Market yield	11.0% - 32.4%	14.9%
Subordinated certificates of the SDLP	1,249	Discounted cash flow analysis	Discount rate	12.4% - 14.8%	13.5%
Senior subordinated loans	1,021	Yield analysis	Market yield	8.0% - 16.3%	12.9%
Preferred equity	2,023	EV market multiple analysis	EBITDA multiple	2.6x - 40.6x	15.7x
Ivy Hill Asset Management, L.P.(2)	2,201	Discounted cash flow analysis	Discount rate	12.9% - 25.7%	14.2%
Other equity	1,861	EV market multiple analysis	EBITDA multiple	2.1x - 52.1x	15.6x
Total investments	$21,361
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

The following table presents fair value measurements of cash and cash equivalents, restricted cash, investments, derivatives and unfunded revolving and delayed draw loan commitments as of December 31, 2022:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$303	$303	$—	$—
Restricted cash	$34	$34	$—	$—
Investments not measured at net asset value	$21,775	$54	$360	$21,361
Investments measured at net asset value(1)	5
Total investments	$21,780
Derivatives	$(21)	$—	$(21)	$—
Unfunded revolving and delayed draw loan commitments(2)	$(57)	$—	$—	$(57)
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

The following table presents changes in investments that use Level 3 inputs as of and for the year ended December 31, 2022:

As of and For the Year Ended December 31, 2022
Balance as of December 31, 2021	$19,908
Net realized gains	24
Net unrealized losses	(461)
Purchases	9,341
Sales	(4,685)
Repayments	(3,009)
PIK interest and dividends	312
Net accretion of discount on securities	12
Net transfers in and/or out of Level 3	(81)
Balance as of December 31, 2022	$21,361

Investments were transferred into and out of Level 3 during the year ended December 31, 2022. Transfers into and out of Level 3 were generally as a result of changes in the observability of significant inputs or available market data for certain portfolio companies.

As of December 31, 2022, the net unrealized depreciation on the investments that use Level 3 inputs was $216.

For the year ended December 31, 2022, the total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the Company’s Level 3 assets still held as of December 31, 2022, and reported within the net unrealized gains (losses) on investments, foreign currency and other transactions in the Company’s consolidated statement of operations was $(471).

The following table presents changes in investments that use Level 3 inputs as of and for the year ended December 31, 2021:

As of and For the Year Ended December 31, 2021
Balance as of December 31, 2020	$15,506
Net realized gains	258
Net unrealized gains	597
Purchases	13,704
Sales	(5,573)
Repayments	(4,894)
PIK interest and dividends	250
Net accretion of discount on securities	16
Net transfers in and/or out of Level 3	44
Balance as of December 31, 2021	$19,908

Investments were transferred into and out of Level 3 during the year ended December 31, 2021. Transfers into and out of Level 3 were generally as a result of changes in the observability of significant inputs or available market data for certain portfolio companies.

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

The following are the carrying and fair values of the Company’s debt obligations as of December 31, 2022 and 2021. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of December 31,
	2022			2021
	Carrying value(1)		Fair value(4)	Carrying value(1)		Fair value(4)
Revolving Credit Facility	$2,246		$2,246	$1,507		$1,507
Revolving Funding Facility	800		800	762		762
SMBC Funding Facility	451		451	401		401
BNP Funding Facility	245		245	—		—
2022 Convertible Notes (principal amount outstanding of $0 and $388, respectively)	—		—	388	(2)	433
2024 Convertible Notes (principal amount outstanding of $403)	399	(2)	428	395	(2)	457
2023 Notes (principal amount outstanding of $750)	750	(2)	749	748	(2)	768
2024 Notes (principal amount outstanding of $900)	898	(2)	873	897	(2)	952
March 2025 Notes (principal amount outstanding of $600)	597	(2)	570	596	(2)	637
July 2025 Notes (principal amount outstanding of $1,250)	1,258	(2)	1,157	1,260	(2)	1,297
January 2026 Notes (principal amount outstanding of $1,150)	1,144	(2)	1,059	1,143	(2)	1,213
July 2026 Notes (principal amount outstanding of $1,000)	991	(2)	850	988	(2)	989
2027 Notes (principal amount outstanding of $500 and $0, respectively)	494	(2)	427	—	(2)	—
2028 Notes (principal amount outstanding of $1,250)	1,247	(2)	1,007	1,246	(2)	1,248
2031 Notes (principal amount outstanding of $700)	690	(2)	516	689	(2)	687
Total	$12,210	(3)	$11,378	$11,020	(3)	$11,351
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

(3)Total principal amount of debt outstanding totaled $12,245 and $11,061 as of December 31, 2022 and 2021, respectively.

(4)The fair value of these debt obligations would be categorized as Level 2 under ASC 820-10.

9. STOCKHOLDERS’ EQUITY

The Company may from time to time issue and sell shares of its common stock through public or “at the market” offerings. In connection with the issuance of its common stock, the Company issued and sold the following shares of common stock during the year ended December 31, 2022:

Issuances of Common Stock	Number of Shares Issued	Gross Proceeds	Underwriting Fees/Offering Expenses	Net Proceeds	Average Offering Price Per Share(1)
Public offerings	29.6	$613.5	$29.2	$584.3	$19.74	(2)
“At the market” offerings	20.6	421.8	4.8	417.0	$20.52
Total	50.2	$1,035.3	$34.0	$1,001.3

________________________________________

(1)    Represents the gross offering price per share before deducting underwriting discounts and commissions and offering expenses.

(2)    11.2, 9.2 and 9.2 of the shares were sold to the underwriters for a price of $21.06 per share, $19.00 per share and $18.87 per share, respectively, which the underwriters were then permitted to sell at variable prices to the public. See Note 15 for a subsequent event relating to the Company’s public equity offerings.

“At the Market” Offerings

The Company is party to equity distribution agreements with several banks (the “Equity Distribution Agreements”). The Equity Distribution Agreements provide that the Company may from time to time issue and sell, by means of “at the market” offerings, up to $500 shares of its common stock. Subject to the terms and conditions of the Equity Distribution Agreements, sales of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Under the Equity Distribution Agreements, common stock with an aggregate offering amount of $394 remained available for issuance as of December 31, 2022.

See Note 12 for information regarding shares of common stock issued or purchased in accordance with the Company’s dividend reinvestment plan.

Stock Repurchase Program

The Company is authorized under its stock repurchase program to purchase up to $500 in the aggregate of its outstanding common stock in the open market at certain thresholds below its net asset value per share, in accordance with the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its sole discretion, based upon an evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The stock repurchase program does not require the Company to repurchase any specific number of shares of common stock or any shares of common stock at all. Consequently, the Company cannot assure stockholders that any specific number of shares of common stock, if any, will be repurchased under the stock repurchase program. As of December 31, 2022, the expiration date of the stock repurchase program is February 15, 2023. The program may be suspended, extended, modified or discontinued at any time. As of December 31, 2022, there was $500 available for repurchases under the stock repurchase program.

During the years ended December 31, 2022 and 2021, the Company did not repurchase any shares of the Company’s common stock under the stock repurchase program.

10. EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted net increase in stockholders’ equity resulting from operations per share for the years ended December 31, 2022, 2021 and 2020:

	For the Years Ended December 31,
	2022	2021	2020
Net increase in stockholders’ equity resulting from operations—basic	$600	$1,567	$484
Adjustment for interest expense on 2024 Convertible Notes(1)	17	—	—
Net increase in stockholders’ equity resulting from operations—diluted	$617	$1,567	$484

Weighted average shares of common stock outstanding—basic	498	446	424
Assumed conversion of 2024 Convertible Notes	20	—	—
Weighted average shares of common stock outstanding—diluted	518	446	424
Net increase in stockholders’ equity resulting from operations per share—basic	$1.21	$3.51	$1.14
Net increase in stockholders’ equity resulting from operations per share—diluted	$1.19	$3.51	$1.14
________________________________________

(1)    Includes the impact of income based fees.

Subsequent to the adoption of ASU 2020-06 on January 1, 2022, for the purpose of calculating diluted net increase in stockholders’ equity resulting from operations per share for the year ended December 31, 2022, the Company utilized the if-converted method which assumes full share settlement for the aggregate value of the 2024 Convertible Notes. Under the allowed modified retrospective method, diluted net increase in stockholders’ equity resulting from operations per share for prior periods were not restated to reflect the impact of ASU 2020-06. Prior to the adoption of ASU 2020-06, for the purpose of calculating diluted net increase in stockholders’ equity resulting from operations per share, the average closing price of the Company’s common stock for the year ended December 31, 2021 was more than the conversion price for the 2022 Convertible Notes outstanding as of December 31, 2021. For the year ended December 31, 2021, the average closing price of the Company’s common stock was less than the conversion price for the 2024 Convertible Notes outstanding as of December 31, 2021. For the year ended December 31, 2020, the average closing price of the Company’s common stock was less than the conversion price for all of the Convertible Unsecured Notes outstanding as of December 31, 2020. Therefore, the underlying shares for the intrinsic value of the embedded options in the Convertible Unsecured Notes outstanding during the year ended December 31, 2021 and 2020 had no impact on the computation of diluted net increase in stockholders’ equity resulting from operations per share.

11. INCOME AND EXCISE TAXES

For U.S. federal income tax purposes, amounts distributed to the Company’s stockholders as dividends are reported as ordinary income, capital gains, or a combination thereof. Dividends paid per common share for the years ended December 31, 2022, 2021 and 2020 were taxable as follows (unaudited):

	For the Years Ended December 31,
	2022	2021	2020
Ordinary income(1)	$1.80	$1.62	$1.60
Capital gains	0.07	—	—
Total(2)	$1.87	$1.62	$1.60
_______________________________________________________________________________

(1)For the years ended December 31, 2022, 2021 and 2020, ordinary income included dividend income of approximately $0.0582, $0.0461 and $0.0157 per share, respectively, that qualified to be taxed at the maximum capital gains rate and, in the case of certain eligible corporate shareholders, dividends that were eligible for the dividends received deduction.

(2)For the years ended December 31, 2022, 2021 and 2020, the percentage of total dividends paid that constituted interest-related dividends were 76.6%, 84.6% and 88.4%, respectively.

The following reconciles net increase in stockholders’ equity resulting from operations to taxable income for the years ended December 31, 2022, 2021 and 2020:

	For the Years Ended December 31,
	2022	2021	2020
	(Estimated)(1)
Net increase in stockholders’ equity resulting from operations	$600	$1,567	$484
Adjustments:
Net unrealized losses (gains) on investments, foreign currency and other transactions	525	(586)	144
Income not currently taxable(2)	(232)	(223)	(147)
Income for tax but not book	90	162	133
Expenses not currently deductible	56	165	19
Expenses for tax but not book	—	—	(59)
Realized gain/loss differences(3)	(101)	(199)	149
Taxable income	$938	$886	$723
_______________________________________________________________________________

(1)The calculation of estimated 2022 U.S. federal taxable income is based on certain estimated amounts, including information received from third parties and, as a result, actual 2022 U.S. federal taxable income will not be finally determined until the Company’s 2022 U.S. federal tax return is filed in 2023 (and, therefore, such estimate is subject to change).

(2)Includes a reduction for dividend income from preferred equity that is not taxable until collected totaling $175, $91 and $67, respectively, net of dividend income collected of $71, $122 and $1, respectively, for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. As of December 31, 2022, the Company estimates that it will have a capital loss carryforward of approximately $92 available for use in later tax years. While the Company’s ability to utilize losses in the future depends on a variety of factors that cannot be known in advance, approximately $92 of the capital loss carryforwards will be subject to limitations under Section 382 of the Code. The unused balance will be carried forward and utilized as gains are realized, subject to such limitations.

For the year ended December 31, 2022, the Company estimated U.S. federal taxable income exceeded its distributions made from such taxable income during the year; consequently, the Company has elected to carry forward the excess for distribution to shareholders in 2023. The amount carried forward to 2023 is estimated to be approximately $675, substantially all of which is expected to be ordinary income, although these amounts will not be finalized until the 2022 tax returns are filed in 2023. For the years ended December 31, 2021 and 2020, the Company had taxable income in excess of the distributions made from such taxable income during the year, and therefore, the Company elected to carry forward the excess for distribution to shareholders in 2022 and 2021, respectively. The amounts carried forward to 2022 and 2021 were $679 and $471, respectively. To the extent that the Company determines that its estimated current year annual taxable income will exceed its estimated current year dividends from such taxable income, the Company accrues excise tax on estimated excess taxable income. For the years ended December 31, 2022, 2021 and 2020, a net expense of $30, $24 and $17, respectively, was recorded for U.S. federal excise tax. The net expense for the years ended December 31, 2021 and 2020 each included a reduction in expense related to an expected refund request arising from the overpayment of the prior year’s excise tax of $1and $1, respectively.

As of December 31, 2022, the estimated cost basis of investments for U.S. federal tax purposes was $22 billion resulting in estimated gross unrealized gains and losses of $1.0 billion and $(1.2) billion, respectively. As of December 31, 2021, the estimated cost basis of investments for U.S. federal tax purposes was $19.9 billion resulting in estimated gross unrealized gains and losses of $0.8 billion and $0.7 billion, respectively. As of December 31, 2022, the cost of investments for U.S. federal tax purposes was less than the amortized cost of investments for book purposes of $22.0 billion. As of December 31, 2021, the cost of investments for U.S federal tax purposes was greater than the amortized book cost of $19.8 billion primarily as a result of tax versus book basis differences in connection with the Allied Acquisition. The Allied Acquisition qualified as a “tax-free” reorganization under the Code, which resulted in the assets acquired by the Company retaining Allied Capital’s tax cost basis at the merger date.

The Company may adjust the classification of stockholders’ equity as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes (including excise taxes), among other items. These adjustments are reclassifications among the individual components of stockholders’ equity and have no effect on total stockholders’ equity. For the year ended December 31, 2022, the Company decreased capital in excess of par value by $22 and increased accumulated undistributed/(overdistributed) earnings by $22 in the consolidated statement of stockholders’ equity. After adjusting for these reclassifications, the capital in excess of par value, accumulated undistributed net investment income, accumulated net realized losses and accumulated net unrealized gains were $9,556, $519, $(146) and $(375), respectively. The adjustments made for the year ended December 31, 2022 are based on certain estimated amounts and assumptions and, as a result, such adjustments are subject to change until the Company’s 2022 U.S. federal tax return is filed in 2023. For the year ended December 31, 2021, the Company increased capital in excess of par value by $40 and decreased accumulated undistributed/(overdistributed) earnings by $40 in the consolidated statement of stockholders’ equity. After adjusting for these reclassifications, the capital in excess of par value, accumulated undistributed net investment income, accumulated net realized losses and accumulated net unrealized gains were $8,553, $253, $(88) and $150, respectively.

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. For the years ended December 31, 2022, 2021 and 2020, the Company recorded a net tax expense of approximately $25, $6 and $2, respectively, for these subsidiaries.

12. DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared and payable during the years ended December 31, 2022, 2021 and 2020:

Date declared	Record date	Payment date	Per share amount		Total amount
October 25, 2022	December 15, 2022	December 29, 2022	$0.48		$249
February 9, 2022	December 15, 2022	December 29, 2022	0.03	(1)	15
July 26, 2022	September 15, 2022	September 30, 2022	0.43		219
February 9, 2022	September 15, 2022	September 30, 2022	0.03	(1)	15
April 26, 2022	June 15, 2022	June 30, 2022	0.42		208
February 9, 2022	June 15, 2022	June 30, 2022	0.03	(1)	15
February 9, 2022	March 15, 2022	March 31, 2022	0.42		205
February 9, 2022	March 15, 2022	March 31, 2022	0.03	(1)	15
Total dividends declared and payable for the year ended December 31, 2022			$1.87		$941

October 26, 2021	December 15, 2021	December 30, 2021	$0.41		$191
July 28, 2021	September 15, 2021	September 30, 2021	0.41		189
April 28, 2021	June 15, 2021	June 30, 2021	0.40		177
February 10, 2021	March 15, 2021	March 31, 2021	0.40		175
Total dividends declared and payable for the year ended December 31, 2021			$1.62		$732

October 27, 2020	December 15, 2020	December 30, 2020	$0.40		$169
August 4, 2020	September 15, 2020	September 30, 2020	0.40		169
May 5, 2020	June 15, 2020	June 30, 2020	0.40		169
February 12, 2020	March 16, 2020	March 31, 2020	0.40		172
Total dividends declared and payable for the year ended December 31, 2020			$1.60		$679

___________________________________________________________________________
(1)Represents an additional dividend.

The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. When the Company issues new shares in connection with the dividend reinvestment plan, the issue price is equal to the closing price of its common stock on the dividend payment date. Dividend reinvestment plan activity for the years ended December 31, 2022, 2021 and 2020, was as follows:

	For the Years Ended December 31,
	2022		2021	2020
Shares issued	1.5		1.9	—
Average issue price per share	$19.58		$19.86	$—
Shares purchased by plan agent to satisfy dividends declared and payable during the period for stockholders	1.6	(1)	—	2.6	(2)
Average purchase price per share	$17.85		$—	$13.76
___________________________________________________________________________

(1)Shares were purchased in July 2022 and October 2022.

(2)Shares were purchased in April 2020, July 2020, October 2020 and January 2021.

13. RELATED PARTY TRANSACTIONS

In accordance with the investment advisory and management agreement, the Company bears all costs and expenses of the operation of the Company and reimburses its investment adviser or its affiliates for certain of such costs and expenses paid for by the investment adviser or its affiliates on behalf of the Company. For the years ended December 31, 2022, 2021 and 2020, the Company’s investment adviser or its affiliates incurred and the Company reimbursed such expenses totaling $5, $5 and $7, respectively.

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

The Company has also entered into agreements with Ares Management LLC and IHAM, pursuant to which Ares Management LLC and IHAM are entitled to use the Company’s proprietary portfolio management software. For the years ended December 31, 2022, 2021 and 2020, amounts payable to the Company under these agreements totaled $0, $0 and $0, respectively.

In November 2022, the Company completed a public underwritten equity offering. In connection with this offering, Ares Capital Management LLC paid the underwriters approximately $2, or $0.24 per share. This payment is not subject to reimbursement by the Company. See Note 9 for additional information on the Company’s public offering during the year ended December 31, 2022.

See Notes 3 and 4 for descriptions of other related party transactions.

14. FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights as of and for the years ended December 31, 2022, 2021, 2020, 2019, 2018, 2017, 2016, 2015, 2014 and 2013:

	As of and For the Years Ended December 31,
Per Share Data:	2022	2021	2020	2019	2018
Net asset value, beginning of period(1)	$18.96	$16.97	$17.32	$17.12	$16.65
Issuances of common stock	0.10	0.11	—	0.02	—
Repurchases of common stock	—	—	0.11	—	—
Net investment income for period(2)	2.19	1.66	1.87	1.90	1.63
Net realized and unrealized gains (losses) for period(2)	(0.98)	1.84	(0.73)	(0.04)	0.38
Net increase in stockholders’ equity	1.31	3.61	1.25	1.88	2.01
Total distributions to stockholders(3)	(1.87)	(1.62)	(1.60)	(1.68)	(1.54)
Net asset value at end of period(1)	$18.40	$18.96	$16.97	$17.32	$17.12
Per share market value at end of period	$18.47	$21.19	$16.89	$18.65	$15.58
Total return based on market value(4)	(3.83)%	36.18%	(0.86)%	30.49%	8.91%
Total return based on net asset value(5)	7.13%	21.97%	5.20%	12.14%	12.10%
Shares outstanding at end of period	519	468	423	431	426
Ratio/Supplemental Data:
Net assets at end of period	$9,555	$8,868	$7,176	$7,467	$7,300
Ratio of operating expenses to average net assets(6)(7)	10.19%	13.05%	10.27%	9.92%	8.63%
Ratio of net investment income to average net assets(6)(8)	11.73%	9.19%	11.39%	11.01%	9.60%
Portfolio turnover rate(6)	37%	60%	40%	38%	54%

	As of and For the Years Ended December 31,
Per Share Data:	2017	2016	2015	2014	2013
Net asset value, beginning of period(1)	$16.45	$16.46	$16.82	$16.46	$16.04
Issuances of common stock	(0.01)	—	0.01	—	0.16
Repurchases of common stock	—	—	(0.01)	—	—
Deemed contribution from Ares Capital Management	0.13	—	—	—	—
Issuances of convertible notes	0.04	—	—	—	—
Net investment income for period(2)	1.20	1.57	1.62	1.43	1.61
Net realized and unrealized gains (losses) for period(2)	0.36	(0.06)	(0.41)	0.50	0.22
Net increase in stockholders’ equity	1.72	1.51	1.21	1.93	1.99
Total distributions to stockholders(3)	(1.52)	(1.52)	(1.57)	(1.57)	(1.57)
Net asset value at end of period(1)	$16.65	$16.45	$16.46	$16.82	$16.46
Per share market value at end of period	$15.72	$16.49	$14.25	$15.61	$17.77
Total return based on market value(4)	4.55%	26.39%	1.35%	(3.32)%	10.51%
Total return based on net asset value(5)	10.53%	9.15%	7.16%	11.79%	11.41%
Shares outstanding at end of period	426	314	314	314	298
Ratio/Supplemental Data:
Net assets at end of period	$7,098	$5,165	$5,173	$5,284	$4,904
Ratio of operating expenses to average net assets(6)(7)	9.45%	9.59%	9.51%	10.46%	10.03%
Ratio of net investment income to average net assets(6)(8)	7.65%	9.58%	9.75%	8.71%	9.86%
Portfolio turnover rate(6)	51%	39%	42%	39%	27%
_____________________________________________________________________

(1)The net assets used equals the total stockholders’ equity on the consolidated balance sheet.

(2)Weighted average basic per share data.

(3)Includes additional dividend of (a) $0.12 per share for the year ended December 31, 2022, (b) $0.08 per share for the year ended December 31, 2019, (c) $0.05 per share for the year ended December 31, 2015, (d) $0.05 per share for the year ended December 31, 2014 and (e) $0.05 per share for the year ended December 31, 2013.

(4)For the year ended December 31, 2022, the total return based on market value equaled the decrease of the ending market value at December 31, 2022 of $18.47 per share from the ending market value at December 31, 2021 of $21.19 per share plus the declared and payable dividends of $1.87 per share for the year ended December 31, 2022, divided by the market value at December 31, 2021. For the year ended December 31, 2021, the total return based on market value equaled the increase of the ending market value at December 31, 2021 of $21.19 per share from the ending market value at December 31, 2020 of $16.89 per share plus the declared and payable dividends of $1.62 per share for the year ended December 31, 2021, divided by the market value at December 31, 2020. For the year ended December 31, 2020, the total return based on market value equaled the decrease of the ending market value at December 31, 2020 of $16.89 per share from the ending market value at December 31, 2019 of $18.65 per share plus the declared and payable dividends of $1.60 per share for the year ended December 31, 2020, divided by the market value at December 31, 2019. For the year ended December 31, 2019, the total return based on market value equaled the increase of the ending market value at December 31, 2019 of $18.65 per share from the ending market value at December 31, 2018 of $15.58 per share plus the declared and payable dividends of $1.68 per share for the year ended December 31, 2019, divided by the market value at December 31, 2018. For the year ended December 31, 2018, the total return based on market value equaled the decrease of the ending market value at December 31, 2018 of $15.58 per share from the ending market value at December 31, 2017 of $15.72 per share plus the declared and payable dividends of $1.54 per share for the year ended December 31, 2018, divided by the market value at December 31, 2017. For the year ended December 31, 2017, the total return based on market value equaled the decrease of the ending market value at December 31, 2017 of $15.72 per share from the ending market value at December 31, 2016 of $16.49 per share plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2017, divided by the market value at December 31, 2016. For the year ended December 31, 2016, the total return based on market value equaled the increase of the ending market value at December 31, 2016 of $16.49 per share from the ending market value at December 31, 2015 of $14.25 per share plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2016, divided by the market value at December 31, 2015. For the year ended December 31, 2015, the total return based on market value equaled the decrease of the ending market value at December 31, 2015 of $14.25 per share from the ending market value at December 31, 2014 of $15.61 per share plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2015, divided by the market value at December 31, 2014. For the year ended December 31, 2014, the total return based on market value equaled the decrease of the ending market value at December 31, 2014 of $15.61 per share from the ending market value at December 31, 2013 of $17.77 per share plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2014, divided by the market value at December 31, 2013. For the year ended December 31, 2013, the total return based on market value equaled the increase of the ending market value at December 31, 2013 of $17.77 per share from the ending market value at December 31, 2012 of $17.50 per share plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2013, divided by the market value at December 31, 2012. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5)For the year ended December 31, 2022, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.87 per share for the year ended December 31, 2022, divided by the beginning net asset value for the period. For the year ended December 31, 2021, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.62 per share for the year ended December 31, 2021, divided by the beginning net asset value for the period. For the year ended December 31, 2020, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of$1.60 per share for the year ended December 31, 2020, divided by the beginning net asset value for the period. For the year ended December 31, 2019, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.68 per share for the year ended December 31, 2019, divided by the beginning net asset value for the period. For the year ended December 31, 2018, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.54 per share for the year ended December 31, 2018, divided by the beginning net asset value for the period. For the year ended December 31, 2017, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2017, divided by the beginning net asset value for the period. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan, the issuance of common stock in connection with any equity offerings and the equity components of any convertible notes issued during the period. For the year ended December 31, 2016, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2016, divided by the beginning net asset value for the period. For the year ended December 31, 2015, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2015, divided by the beginning net asset value for the period. For the year ended December 31, 2014, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2014, divided by the beginning net asset value for the period. For the year ended December 31, 2013, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2013, divided by the beginning net asset value for the period. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(6)The ratios reflect an annualized amount.

(7)For the years ended December 31, 2022, 2021, 2020, 2019, 2018, 2017, 2016, 2015, 2014 and 2013 the ratio of operating expenses to average net assets consisted of the following:

	For the Years Ended December 31,
	2022	2021	2020	2019	2018
Base management fees	3.27%	3.14%	3.10%	2.78%	2.49%
Income based fees and capital gains incentive fees, net of the fee waiver	1.61%	4.80%	1.80%	2.23%	2.24%
Income based fees and capital gains incentive fees excluding the fee waiver	1.61%	4.80%	1.80%	2.64%	2.79%
Cost of borrowing	4.89%	4.61%	4.54%	3.94%	3.33%
Other operating expenses	0.42%	0.50%	0.83%	0.97%	0.57%

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
Base management fees	2.57%	2.64%	2.55%	2.51%	2.40%
Income based fees and capital gains incentive fees, net of the fee waiver	2.18%	2.29%	2.31%	2.90%	2.80%
Income based fees and capital gains incentive fees excluding the fee waiver	2.32%	2.29%	2.31%	2.90%	2.80%
Cost of borrowing	3.37%	3.58%	4.32%	4.24%	3.94%
Other operating expenses	1.33%	1.08%	0.33%	0.81%	0.89%

(8)The ratio of net investment income to average net assets excludes income taxes related to realized gains and losses.

15. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2022, except as discussed below.

In January 2023, the Company and AFB, a wholly owned subsidiary of Ares Capital, entered into an agreement to amend the BNP Funding Facility. The amendment, among other things, (a) increased the commitments under the facility from $300 to $500 and (b) adjusted the interest rate charged on the BNP Funding Facility from an applicable LIBOR (subject to a floor of 0.00%) or a “base rate” plus a margin of (i) 1.80% during the reinvestment period and (ii) 2.30% following the reinvestment period to an applicable SOFR (subject to a floor of 0.00%) plus a credit spread adjustment of 0.10% or a “base rate” plus a margin of (i) 2.30% during the reinvestment period and (ii) 2.80% following the reinvestment period.

In January 2023, the Company completed a public equity offering pursuant to which it sold approximately 12.1 shares of common stock at a price of $18.53 per share to the participating underwriters, with net proceeds totaling approximately $223.4, after giving effect to underwriting fees and estimated offering expenses.

In February 2023, the Company’s board of directors authorized an amendment to the Company’s existing stock repurchase program to extend the expiration date of the program from February 15, 2023 to February 15, 2024. Under the program, the Company may repurchase up to $500 in the aggregate of its outstanding common stock in the open market at a price per share that meets certain thresholds below its net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARES CAPITAL CORPORATION

By:	/s/ R. KIPP DEVEER
R. Kipp deVeer Chief Executive Officer and Director
Date: February 7, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ R. KIPP DEVEER
R. Kipp deVeer Chief Executive Officer (principal executive officer) and Director
Date: February 7, 2023

By:	/s/ PENNI F. ROLL
Penni F. Roll Chief Financial Officer (principal financial officer)
Date: February 7, 2023

By:	/s/ SCOTT C. LEM
Scott C. Lem Chief Accounting Officer (principal accounting officer)
Date: February 7, 2023

By:	/s/ MICHAEL J AROUGHETI
Michael J Arougheti Director
Date: February 7, 2023

By:	/s/ ANN TORRE BATES
Ann Torre Bates Director
Date: February 7, 2023

By:	/s/ MARY BETH HENSON
Mary Beth Henson Director
Date: February 7, 2023

By:	/s/ DANIEL KELLY, JR.
Daniel Kelly, Jr. Director
Date: February 7, 2023

By:	/s/ STEVEN B. MCKEEVER
Steven B. McKeever Director
Date: February 7, 2023

By:	/s/ MICHAEL PARKS
Michael Parks Director
Date: February 7, 2023

By:	/s/ ROBERT L. ROSEN
Robert L. Rosen Director
Date: February 7, 2023

By:	/s/ BENNETT ROSENTHAL
Bennett Rosenthal Director
Date: February 7, 2023

By:	/s/ ERIC B. SIEGEL
Eric B. Siegel Director
Date: February 7, 2023

By:	/s/ MICHAEL SMITH
Michael Smith Director
Date: February 7, 2023