Form 10-K/A
period 2022-12-31
ARES CAPITAL CORP
filed 2023-03-31
CIK 1287750

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2022, based on the closing price on that date of $17.93 on The NASDAQ Global Select Market, was approximately $8,839,437,115. As of March 30, 2023, there were 544,581,080 shares of the registrant’s common stock outstanding.

Portions of the registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year are incorporated by reference into Part III of the Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

EXPLANATORY NOTE

Ares Capital Corporation, a Maryland corporation, (together with its subsidiaries, where applicable, “Ares Capital or the “Company”, which may also be referred to as “we”, “us” or “our”), is filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the Securities and Exchange Commission (“SEC”) on February 7, 2023 (the “Form 10-K”), to include the audited financial statements of Ivy Hill Asset Management, L.P. (“IHAM”), our unconsolidated, wholly owned portfolio company, for the year ended December 31, 2022. IHAM consolidated financial statements for the year ended December 31, 2022 (Exhibit 99.2) are included in Part IV, Item 15 of this filing.

We have determined that IHAM has met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X for which we are required, pursuant to Rule 3-09 of Regulation S-X, to attach separate audited financial statements as an exhibit to our Form 10-K. In accordance with Rule 3-09(b), the separate audited financial statements of IHAM are being filed as an amendment to the Form 10-K within 90 days after the end of IHAM’s fiscal year, December 31, 2022.

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

PART III

Item 14.    Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP, Los Angeles, CA, Auditor Firm ID: 185.

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2023 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

The following documents are filed as part of this Annual Report:

1.    Financial Statements

The following financial statements and related notes were filed as part of the Annual Report on Form 10-K filed with the SEC on February 7, 2023:

Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020
Consolidated Schedule of Investments as of December 31, 2022 and 2021
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020

The following financial statements and related notes of Ivy Hill Asset Management, L.P. are included in the Amendment No. 1 on Form 10-K/A pursuant to Rule 3-09 of Regulation S-X:

Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Changes in Equity for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020

2.    Financial Statement Schedules—None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

3.    Exhibits.

Number	Document
3.1	Articles of Amendment and Restatement, as amended(1)
3.2	Third Amended and Restated Bylaws, as amended(2)
4.1	Form of Stock Certificate(3)
4.2	Form of Subscription Certificate(4)
4.3	Indenture, dated as of October 21, 2010, between Ares Capital Corporation and U.S. Bank National Association, as trustee(5)
4.4	Seventh Supplemental Indenture, dated as of August 10, 2017, relating to the 3.500% Notes due 2023, between Ares Capital Corporation and U.S. Bank National Association, as trustee(9)
4.5	Form of 3.500% Notes due 2023(9)
4.6	Eighth Supplemental Indenture, dated as of January 11, 2018, relating to the 4.250% Notes due 2025, between Ares Capital Corporation and U.S. Bank National Association, as trustee(7)
4.7	Form of 4.250% Notes due 2025(7)
4.8	Ninth Supplemental Indenture, dated as of March 8, 2019, relating to the 4.625% Convertible Notes due 2024, between Ares Capital Corporation and U.S. Bank National Association, as trustee(8)
4.9	Form of 4.625% Convertible Senior Notes due 2024(8)
4.10	Tenth Supplemental Indenture, dated as of June 10, 2019, relating to the 4.200% Notes due 2024, between Ares Capital Corporation and U.S. Bank National Association, as trustee(9)
4.11	Form of 4.200% Notes due 2024(9)
4.12	Eleventh Supplemental Indenture, dated as of January 15, 2020, relating to the 3.250% Notes due 2025, between the Company and U.S. Bank National Association, as trustee(10)
4.13	Form of 3.250% Notes due 2025(10)

Number	Document
4.14	Twelfth Supplemental Indenture, dated as of July 15, 2020, relating to the 3.875% Notes due 2026, between the Company and U.S. Bank National Association, as trustee(11)
4.15	Form of 3.875% Notes due 2026 (11)
4.16	Thirteenth Supplemental Indenture, dated as of January 13, 2021, relating to the 2.150% Notes due 2026, between the Company and U.S. Bank National Association, as trustee(12)
4.17	Form of 2.150% Notes due 2026(12)
4.18	Fourteenth Supplemental Indenture, dated as of June 10, 2021, relating to the 2.875% Notes due 2028, between the Company and U.S. Bank National Association, as trustee(13)
4.19	Form of 2.875% Notes due 2028(13)
4.20	Fifteenth Supplemental Indenture, dated as of November 4, 2021, relating to the 3.200% Notes due 2031, between the Company and U.S. Bank National Association, as trustee(14)
4.21	Form of 3.200% Notes due 2031(14)
4.22	Sixteenth Supplemental Indenture, dated as of January 13, 2022, relating to the 2.875% Notes due 2027, between the Company and U.S. Bank National Association, as trustee (15)
4.23	Form of 2.875% due 2027(15)
4.24	Description of Securities(16)
10.1	Dividend Reinvestment Plan of Ares Capital Corporation(17)
10.2	Second Amendment Restated Investment Advisory and Management Agreement between Ares Capital Corporation and Ares Capital Management LLC, dated as of June 6, 2019(19)
10.3	Amended and Restated Administration Agreement, dated as of June 1, 2007, between Ares Capital Corporation and Ares Operations LLC(19)
10.4	Amended and Restated Custodian Agreement, dated as of May 15, 2009, between Ares Capital Corporation and U.S. Bank National Association(20)
10.5	Amendment No. 1, dated as of December 19, 2014, to the Amended and Restated Custodian Agreement dated as of May 15, 2009, by and among Ares Capital Corporation and U.S. Bank National Association(21)
10.6	Trademark License Agreement between Ares Capital Corporation and Ares Management LLC(22)
10.7	Form of Indemnification Agreement between Ares Capital Corporation and directors and certain officers(23)
10.8	Form of Indemnification Agreement between Ares Capital Corporation and members of Ares Capital Management LLC investment committee(23)
10.9	Amended and Restated Purchase and Sale Agreement, dated as of January 22, 2010, among Ares Capital Corporation, as seller, and Ares Capital CP Funding Holdings LLC, as purchaser(24)
10.10	Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated as of June 7, 2012, among Ares Capital Corporation, as seller, and Ares Capital CP Funding Holdings LLC, as purchaser(25)
10.11	Second Tier Purchase and Sale Agreement, dated as of January 22, 2010, among Ares Capital CP Funding Holdings LLC, as seller, and Ares Capital CP Funding LLC, as purchaser(26)
10.12	Amendment No. 1 to Second Tier Purchase and Sale Agreement, dated as of June 7, 2012, among Ares Capital CP Funding Holdings LLC, as seller, and Ares Capital CP Funding LLC, as purchaser(25)
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

10.29	Amendment No. 16 to Loan and Servicing Agreement, dated as of June 30, 2022, among Ares Capital CP Funding LLC, as the borrower, Ares Capital Corporation, as the servicer, Wells Fargo Bank, National Association, as the agent, Wells Fargo Bank, National Association, as a lender, Bank of America, N.A, as a lender, Sampension Livsforsikring A/S, as a lender, Arkitekternes Pensionskasse, as a lender, Pensionskassen for Jordbrugsakademikere og Dyrlæger, as a lender, Canadian Imperial Bank of Commerce, as a lender, U.S. Bank Trust Company, National Association, as trustee and U.S. Bank National Association, as bank and collateral custodian(39)

Number	Document
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

Number	Document
10.45	Omnibus Amendment No. 7, dated as of December 31, 2019, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012 and the Purchase and Sale Agreement, dated as of January 20, 2012)(51)
10.46	Amendment No. 8, dated as of May 28, 2021, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012)(52)
10.47	Equity Distribution Agreement, dated as of May 27, 2022, among Ares Capital Corporation, Ares Capital Management LLC, Ares Operations LLC and Regions Securities LLC(53)
10.48	Equity Distribution Agreement, dated as of May 27, 2022, among Ares Capital Corporation, Ares Capital Management LLC, Ares Operations LLC and Truist Securities, Inc.(53)
10.49	Equity Distribution Agreement, dated as of May 27, 2022, among Ares Capital Corporation, Ares Capital Management LLC, Ares Operations LLC and SMBC Nikko Securities America, Inc.(53)
11.1	Statement of Computation of Per Share Earnings(54)
14.1	Code of Ethics(55)
21.1	Subsidiaries of Ares Capital Corporation(56)
23.1	Consent of Independent Registered Public Accounting Firm(56)
23.2	Consent of Independent Auditors*
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	Report of Independent Registered Public Accounting Firm on Supplemental Information(56)
99.2	Audited Consolidated Financial Statements of Ivy Hill Asset Management, L.P. for the year ended December 31, 2022*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
________________________________________

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q (File No. 814-00663), for the quarter ended March 31, 2022 filed on April 26, 2022.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2018, filed on February 12, 2019.
(3)	Incorporated by reference to Exhibit (d) to the Company’s pre effective Amendment No. 2 to the Registration Statement under the Securities Act of 1933, as amended, on Form N 2 (File No. 333 114656), filed on September 28, 2004.
(4)	Incorporated by reference to Exhibit (d)(4) to the Company’s pre effective Amendment No. 2 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-149139), filed on April 9, 2008.
(5)	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8 K (File No. 814 00663), filed on October 22, 2010.
(6)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on August 10, 2017.
(7)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on January 11, 2018.
(8)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8 K (File No. 814 00663), filed on March 8, 2019.
(9)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8 K (File No. 814 00663), filed on June 10, 2019.
(10)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8 K (File No. 814 00663), filed on January 15, 2020.

(11)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed July 15, 2020.
(12)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8 K (File No. 814-00663), filed on January 13, 2021.
(13)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on June 10, 2021.
(14)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on November 4, 2021.
(15)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on January 13, 2022.
(16)	Incorporated by reference to Exhibit 4.23 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2019, filed on February 12, 2020.
(17)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2018, filed on February 12, 2019.
(18)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on June 7, 2019.
(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 814-00663) for the quarter ended June 30, 2007, filed on August 9, 2007.
(20)	Incorporated by reference to Exhibit (j) to the Company’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-158211), filed on May 28, 2009.
(21)	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2014, filed on February 26, 2015.
(22)	Incorporated by reference to Exhibit 99(K)(3) to the Company’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-114656), filed on September 17, 2004.
(23)	Incorporated by reference to Exhibits (k)(3) and (k)(4), as applicable, to the Company’s Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-188175), filed on April 26, 2013.
(24)	Incorporated by reference to Exhibits 10.2 through 10.4, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on January 25, 2010.
(25)	Incorporated by reference to Exhibits 10.1 through 10.3, as applicable, to the Company’s Form 8-K (File No. 814-0663), filed on June 8, 2012.
(26)	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q (File No. 814-00663) for the quarter ended March 30, 2010, filed on May 10, 2010.
(27)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 19, 2011.
(28)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on October 14, 2011.
(29)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 19, 2012.
(30)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 28, 2013.
(31)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on May 15, 2014.
(32)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 4, 2017.
(33)	Incorporated by reference to Exhibits 10.22 and 10.27 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2021, filed on February 9, 2022.
(34)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on October 3, 2018.
(35)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on December 17, 2018.
(36)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on June 19, 2019.
(37)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on February 3, 2020.
(38)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8‑K (File No. 814‑00663), filed on January 3, 2022.
(39)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on July 1, 2022.
(40)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on April 5, 2022.
(41)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on January 24, 2012.
(42)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on June 16, 2020.

(43)	Incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K (File No. 814-00663), for the year ended December 30, 2020, filed on February 10, 2021.
(44)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on July 1, 2021.
(45)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on September 17, 2012.
(46)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on December 23, 2013.
(47)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on July 1, 2015.
(48)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on August 28, 2017.
(49)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on September 13, 2018.
(50)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on September 10, 2019.
(51)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 2, 2020.
(52)	Incorporated by reference to Exhibit 10.1 and 10.2 to the Company’s Form 8-K (File No. 814-00663), filed on May 28, 2021.
(53)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 to the Company’s Form 8‑K (File No. 814‑00663), filed on May 27, 2022.
(54)	Included in Note 10 to the Company’s Notes to Consolidated Financial Statements filed herewith.
(55)	Incorporated by reference to Exhibit (r) to the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-212142), filed on June 14, 2017.
(56)	Incorporated by reference to Exhibits 21.1, 23.1 and 99.1, as applicable, to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2022, filed on February 7, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES CAPITAL CORPORATION

Date: March 31, 2023	By:	/s/ R. KIPP DEVEER
R. Kipp deVeer Chief Executive Officer (principal executive officer) and Director

Date: March 31, 2023	By:	/s/ PENNI F. ROLL
Penni F. Roll Chief Financial Officer (principal financial officer)

Date: March 31, 2023	By:	/s/ SCOTT C. LEM
Scott C. Lem Chief Accounting Officer (principal accounting officer)