Form 10-Q
period 2023-03-31
ARES CAPITAL CORP
filed 2023-04-25
CIK 1287750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2023
Common stock, $0.001 par value	544,581,080

ARES CAPITAL CORPORATION

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions, except per share data)

	As of
	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliate company investments	$16,572	$17,296
Non-controlled affiliate company investments	381	364
Controlled affiliate company investments	4,195	4,120
Total investments at fair value (amortized cost of $21,430 and $22,043, respectively)	21,148	21,780
Cash and cash equivalents	359	303
Restricted cash	18	34
Interest receivable	187	176
Receivable for open trades	7	4
Other assets	75	81
Operating lease right-of-use asset	18	20
Total assets	$21,812	$22,398
LIABILITIES
Debt	$11,164	$12,210
Base management fees payable	79	79
Income based fees payable	157	81
Capital gains incentive fees payable	29	35
Interest and facility fees payable	84	105
Payable to participants	18	34
Payable for open trades	7	22
Accounts payable and other liabilities	117	167
Secured borrowings	80	79
Operating lease liabilities	28	31
Total liabilities	11,763	12,843
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share, 700 common shares authorized; 545 and 519 common shares issued and outstanding, respectively	1	1
Capital in excess of par value	10,033	9,556
Accumulated undistributed (overdistributed) earnings	15	(2)
Total stockholders’ equity	10,049	9,555
Total liabilities and stockholders’ equity	$21,812	$22,398
NET ASSETS PER SHARE	$18.45	$18.40

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2023	2022
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest income (excluding payment-in-kind (“PIK”) interest income)	$367	$242
PIK interest income	37	27
Capital structuring service fees	10	26
Dividend income	57	41
Other income	16	10
Total investment income from non-controlled/non-affiliate company investments	487	346
From non-controlled affiliate company investments:
Interest income (excluding PIK interest income)	3	1
PIK interest income	1	1
Total investment income from non-controlled affiliate company investments	4	2
From controlled affiliate company investments:
Interest income (excluding PIK interest income)	59	37
PIK interest income	3	2
Capital structuring service fees	—	4
Dividend income	64	47
Other income	1	2
Total investment income from controlled affiliate company investments	127	92
Total investment income	618	440
EXPENSES:
Interest and credit facility fees	139	93
Base management fees	79	73
Income based fees	76	51
Capital gains incentive fees	(6)	2
Administrative fees	3	4
Other general and administrative	7	6
Total expenses	298	229
NET INVESTMENT INCOME BEFORE INCOME TAXES	320	211
Income tax expense, including excise tax	2	13
NET INVESTMENT INCOME	318	198
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS, FOREIGN CURRENCY AND OTHER TRANSACTIONS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	(20)	50
Controlled affiliate company investments	—	19
Foreign currency and other transactions	(30)	(11)
Net realized (losses) gains	(50)	58
Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	3	(7)
Non-controlled affiliate company investments	14	(1)
Controlled affiliate company investments	(32)	(2)
Foreign currency and other transactions	25	13
Net unrealized gains	10	3
Net realized and unrealized (losses) gains on investments, foreign currency and other transactions	(40)	61
REALIZED LOSS ON EXTINGUISHMENT OF DEBT	—	(48)
NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$278	$211
NET INCOME PER COMMON SHARE (see Note 10)
Basic	$0.52	$0.44
Diluted	$0.51	$0.43
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING (see Note 10)
Basic	534	479
Diluted	555	500
See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Software and Services
2U, Inc.	Provider of course design and learning management system to educational institutions	First lien senior secured loan	11.32%	SOFR (S)	6.50%	01/2023	12/2026		5.1	4.8	4.8	(2)(6)(11)
AffiniPay Midco, LLC and AffiniPay Intermediate Holdings, LLC (15)	Payment processing solution provider	First lien senior secured revolving loan				02/2020	06/2028		—	—	—
		First lien senior secured loan	10.64%	SOFR (A)	5.75%	06/2022	06/2028		120.3	118.2	114.2	(2)(11)
		First lien senior secured loan	10.45%	SOFR (A)	5.75%	02/2020	06/2028		63.2	63.2	60.0	(2)(11)
		Senior subordinated loan	14.83% PIK			02/2020	06/2030		32.7	32.7	31.1	(2)
		Senior subordinated loan	14.83% PIK			02/2020	06/2030		27.3	27.3	25.9	(2)
										241.4	231.2
Anaplan, Inc. (15)	Provider of cloud-based connected planning platforms for business analytics	First lien senior secured loan	11.31%	SOFR (M)	6.50%	06/2022	06/2029		1.8	1.8	1.7	(2)(11)
Anaqua Parent Holdings, Inc. & Astorg VII Co-Invest Anaqua (15)	Provider of intellectual property management lifecycle software	First lien senior secured revolving loan	10.19%	LIBOR (Q)	5.25%	04/2019	10/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	7.58%	Euribor (S)	5.50%	04/2019	04/2026		4.4	4.6	4.4	(2)
		First lien senior secured loan	10.19%	LIBOR (S)	5.25%	06/2021	04/2026		1.0	1.0	1.0	(2)(11)
		Limited partnership units				06/2019		4,400,000		4.2	7.7	(2)(6)
										9.9	13.2
APG Intermediate Holdings Corporation and APG Holdings, LLC (4)(15)	Aircraft performance software provider	First lien senior secured loan	10.39%	LIBOR (Q)	5.25%	01/2020	01/2025		13.3	13.3	13.3	(2)(11)
		Class A membership Units				01/2020		9,750,000		9.8	10.6	(2)
										23.1	23.9
Appriss Health, LLC and Appriss Health Intermediate Holdings, Inc. (15)	Software platform for identification, prevention and management of substance use disorder	First lien senior secured loan	11.96%	LIBOR (M)	7.25%	05/2021	05/2027		5.6	5.6	5.6	(2)(11)
		Series A preferred shares	11.00% PIK			05/2021		32,236		39.8	36.2	(2)
										45.4	41.8
Apptio, Inc. (15)	Provider of cloud-based technology business management solutions	First lien senior secured revolving loan	10.80%	LIBOR (Q)	6.00%	01/2019	01/2025		3.8	3.8	3.8	(2)(11)
		First lien senior secured loan	9.81%	LIBOR (Q)	5.00%	01/2019	01/2025		15.1	15.1	15.1	(2)(11)
										18.9	18.9
Auctane, Inc. (fka Stamps.com Inc.)	Provider of mailing and shipping solutions	First lien senior secured loan	10.59%	LIBOR (M)	5.75%	10/2021	10/2028		146.4	146.4	140.5	(2)(11)
Avalara, Inc. (15)	Provider of cloud-based solutions for transaction tax compliance worldwide	First lien senior secured loan	12.15%	SOFR (Q)	7.25%	10/2022	10/2028		72.2	72.2	70.4	(2)(11)
Avetta, LLC (15)	Supply chain risk management SaaS platform for global enterprise clients	First lien senior secured loan	10.58%	LIBOR (Q)	5.75%	07/2021	04/2024		0.2	0.2	0.1	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
AxiomSL Group, Inc. and Calypso Group, Inc. (15)	Provider of risk data management and regulatory reporting software	First lien senior secured loan	10.59%	LIBOR (M)	5.75%	07/2021	12/2027		0.1	0.1	0.1	(2)(11)
Banyan Software Holdings, LLC and Banyan Software, LP (15)	Vertical software businesses holding company	First lien senior secured revolving loan	10.32%	SOFR (Q)	5.50%	01/2023	10/2025		1.0	1.0	1.0	(2)(6)(11)
		First lien senior secured loan	11.91%	LIBOR (M)	7.00%	10/2020	10/2026		1.0	1.0	1.0	(2)(6)(11)
		First lien senior secured loan	11.91%	LIBOR (M)	7.00%	12/2021	10/2026		0.2	0.2	0.2	(2)(6)(11)
		Preferred units				01/2022		120,999		4.1	7.8	(2)(6)
										6.3	10.0
Borrower R365 Holdings LLC (15)	Provider of restaurant enterprise resource planning systems	First lien senior secured loan	8.66% (3.00% PIK)	LIBOR (Q)	3.50%	06/2021	06/2027		16.0	15.8	16.0	(2)(11)
		First lien senior secured loan	8.66% (3.00% PIK)	LIBOR (Q)	3.50%	01/2022	06/2027		2.0	1.9	2.0	(2)(11)
										17.7	18.0
Bottomline Technologies, Inc. and Legal Spend Holdings, LLC (15)	Provider of payment automation solutions	First lien senior secured loan	10.26%	SOFR (M)	5.50%	05/2022	05/2029		18.0	18.0	17.6	(2)(11)
Businessolver.com, Inc. (15)	Provider of SaaS-based benefits solutions for employers and employees	First lien senior secured loan	10.06%	LIBOR (S)	5.50%	12/2021	12/2027		0.4	0.4	0.4	(2)(11)
CallMiner, Inc.	Provider of cloud-based conversational analytics solutions	Warrant to purchase shares of Series 1 preferred stock				07/2014	07/2024	2,350,636		—	—
Cardinal Parent, Inc. and Packers Software Intermediate Holdings, Inc. (15)	Provider of software and technology-enabled content and analytical solutions to insurance brokers	First lien senior secured revolving loan	11.50%	Base Rate (Q)	3.50%	11/2020	11/2025		5.0	5.0	4.7	(2)(11)
		Second lien senior secured loan	12.90%	LIBOR (Q)	7.75%	11/2020	11/2028		64.3	64.3	61.0	(2)(11)
		Series A preferred shares	16.19% PIK	LIBOR (Q)	11.00%	11/2020		24,898		33.4	29.0	(2)
		Series A-2 preferred shares	16.19% PIK	LIBOR (Q)	11.00%	12/2020		8,963		11.9	10.3	(2)
		Series A-3 preferred shares	11.00% PIK			11/2021		11,952		13.9	12.1	(2)
										128.5	117.1
Community Brands ParentCo, LLC (15)	Software and payment services provider to non-profit institutions	First lien senior secured loan	10.66%	SOFR (M)	5.75%	02/2022	02/2028		10.6	10.6	10.4	(2)(11)
		Class A units				12/2016		500,000		5.0	6.0	(2)
										15.6	16.4
Computer Services, Inc.	Infrastructure software provider to community banks	First lien senior secured loan	11.66%	SOFR (Q)	6.75%	11/2022	11/2029		34.1	34.1	33.0	(2)(11)
Consilio Midco Limited, Compusoft US LLC, and Consilio Investment Holdings, L.P. (15)	Provider of sales software for the interior design industry	First lien senior secured revolving loan	10.72%	SOFR (Q)	5.75%	11/2021	05/2028		0.7	0.7	0.7	(2)(6)(11)
		First lien senior secured revolving loan	9.07%	Euribor (Q)	6.25%	11/2021	05/2028		0.2	0.2	0.2	(2)(6)(11)
		First lien senior secured loan	10.80%	SOFR (Q)	5.75%	06/2022	05/2028		11.7	11.7	11.3	(2)(6)(11)
		First lien senior secured loan	10.79%	SOFR (Q)	5.75%	05/2021	05/2028		74.6	74.6	72.4	(2)(6)(11)
		First lien senior secured loan	9.24%	Euribor (Q)	6.25%	11/2021	05/2028		28.0	29.0	27.1	(2)(6)
		Common units				05/2021		4,799,000		4.8	7.2	(2)(6)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Series A common units				09/2022		23,340		0.2	—	(2)(6)
										121.2	118.9
CoreLogic, Inc. and T-VIII Celestial Co-Invest LP (15)	Provider of information, insight, analytics, software and other outsourced services primarily to the mortgage, real estate and insurance sectors	Second lien senior secured loan	11.38%	LIBOR (M)	6.50%	06/2021	06/2029		155.7	155.7	132.3	(2)(11)
		Limited partnership units				04/2021		59,665,989		59.7	48.8	(2)
										215.4	181.1
Cority Software Inc., Cority Software (USA) Inc., and Cority Parent, Inc. (15)	Provider of environmental, health and safety software to track compliance data	First lien senior secured loan	10.09%	SOFR (Q)	5.50%	10/2019	07/2026		4.4	4.4	4.3	(2)(6)(11)
		First lien senior secured loan	10.59%	SOFR (Q)	6.00%	09/2022	07/2026		0.2	0.2	0.2	(2)(6)(11)
		First lien senior secured loan	12.09%	SOFR (Q)	7.50%	09/2020	07/2026		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	10.09%	SOFR (Q)	5.50%	07/2019	07/2026		6.3	6.3	6.2	(2)(6)(11)
		Preferred equity	9.00% PIK			07/2019		198		0.3	0.7	(2)(6)
		Common equity				07/2019		190,143		—	—	(2)(6)
										11.3	11.5
Cornerstone OnDemand, Inc. and Sunshine Software Holdings, Inc. (15)	Provider of a cloud-based, SaaS platform for talent management	First lien senior secured revolving loan	7.96%	LIBOR (M)	3.25%	10/2021	10/2026		23.8	23.8	21.7	(2)(14)
		Second lien senior secured loan	11.34%	LIBOR (M)	6.50%	10/2021	10/2029		137.5	137.5	127.9	(2)(11)
		Series A preferred shares	10.50% PIK			10/2021		116,413		131.8	112.0	(2)
		Class A-1 common stock				10/2021		1,360,100		13.6	17.4	(2)
										306.7	279.0
Coupa Holdings, LLC and Coupa Software Incorporated (15)	Provider of business spend management software	First lien senior secured loan	12.29%	SOFR (M)	7.50%	03/2023	02/2030		9.0	9.0	8.8	(2)(11)
Datix Bidco Limited	Global healthcare software company that provides software solutions for patient safety and risk management	First lien senior secured loan	9.00%	SOFR (S)	4.50%	11/2022	04/2025		4.3	4.2	4.2	(2)(6)
		Second lien senior secured loan	12.68%	SOFR (S)	7.75%	11/2022	04/2026		0.7	0.7	0.7	(2)(6)
										4.9	4.9
Dcert Buyer, Inc., DCert Preferred Holdings, Inc. and Destiny Digital Holdings, L.P.	Provider of internet security tools and solutions	Second lien senior secured loan	11.70%	SOFR (S)	7.00%	05/2022	02/2029		11.0	10.3	10.8	(2)
		Series A preferred shares	10.50% PIK			05/2021		129,822		153.0	137.7	(2)
		Series A units				05/2021		817,194		13.3	12.2	(2)
										176.6	160.7
Denali Holdco LLC and Denali Apexco LP (15)	Provider of cybersecurity audit and assessment services	First lien senior secured revolving loan	12.50%	Base Rate (Q)	4.50%	09/2021	09/2027		2.1	2.1	2.1	(2)(11)
		First lien senior secured revolving loan	10.53%	LIBOR (Q)	5.50%	09/2021	09/2027		1.8	1.8	1.8	(2)(11)
		First lien senior secured loan	10.62%	LIBOR (Q)	5.75%	07/2022	09/2027		0.1	0.1	0.1	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	10.62%	LIBOR (Q)	5.75%	09/2021	09/2027		0.1	0.1	0.1	(2)(11)
		Class A units				02/2022		2,549,000		2.5	2.7	(2)
										6.6	6.8
Diligent Corporation and Diligent Preferred Issuer, Inc. (15)	Provider of secure SaaS solutions for board and leadership team documents	First lien senior secured revolving loan	11.09%	LIBOR (M)	6.25%	08/2020	08/2025		0.7	0.6	0.7	(2)(11)
		First lien senior secured loan	11.06%	LIBOR (M)	6.25%	08/2020	08/2025		14.9	14.7	14.6	(2)(11)
		First lien senior secured loan	11.09%	LIBOR (M)	6.25%	07/2021	08/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.59%	LIBOR (M)	5.75%	03/2021	08/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.59%	LIBOR (M)	5.75%	04/2021	08/2025		0.1	0.1	0.1	(2)(11)
		Preferred stock	10.50% PIK			04/2021		13,140		15.8	14.5	(2)
										31.4	30.1
Drilling Info Holdings, Inc. and Titan DI Preferred Holdings, Inc.	SaaS based business analytics company focused on oil and gas industry	Second lien senior secured loan	13.09%	LIBOR (M)	8.25%	02/2020	07/2026		25.0	25.0	24.8	(2)
		Preferred stock	13.50% PIK			02/2020		30		43.9	42.5	(2)
										68.9	67.3
DS Admiral Bidco, LLC (15)	Tax return software provider for government institutions	First lien senior secured loan	11.40%	LIBOR (Q)	6.50%	03/2021	03/2028		0.1	0.1	0.1	(2)(11)
Dye & Durham Corporation (15)	Provider of cloud-based software and technology solutions for the legal industry	First lien senior secured revolving loan	10.78%	CDOR (Q)	5.75%	12/2021	12/2026		5.0	5.0	5.0	(2)(6)(11)
		First lien senior secured loan	10.78%	CDOR (Q)	5.75%	12/2021	12/2027		3.2	3.2	3.2	(2)(6)(11)
										8.2	8.2
Elemica Parent, Inc. & EZ Elemica Holdings, Inc. (15)	SaaS based supply chain management software provider focused on chemical markets	First lien senior secured revolving loan	10.86%	SOFR (M)	6.00%	09/2019	09/2025		3.4	3.4	3.3	(2)(11)
		First lien senior secured loan	11.00%	LIBOR (Q)	6.00%	09/2019	09/2025		49.9	49.9	48.9	(2)(11)
		First lien senior secured loan	11.18%	SOFR (Q)	6.00%	09/2019	09/2025		11.3	11.3	11.1	(2)(11)
		First lien senior secured loan	11.18%	SOFR (Q)	6.00%	12/2020	09/2025		5.7	5.7	5.6	(2)(11)
		Preferred equity				09/2019		4,599		4.6	6.3
										74.9	75.2
EP Purchaser, LLC and TPG VIII EP Co-Invest II, L.P.	Provider of entertainment workforce and production management solutions	Second lien senior secured loan	11.66%	LIBOR (Q)	6.50%	11/2021	11/2029		177.9	177.9	177.9	(2)(11)
		Partnership units				05/2019		5,034,483		3.2	12.7	(2)(6)
										181.1	190.6
EpiServer Inc. and Episerver Sweden Holdings AB (15)	Provider of web content management and digital commerce solutions	First lien senior secured loan	8.99%	Euribor (Q)	6.00%	03/2019	04/2026		5.7	5.9	5.5	(2)(6)
		First lien senior secured loan	10.91%	LIBOR (Q)	5.75%	12/2021	04/2026		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	10.91%	LIBOR (Q)	5.75%	10/2018	04/2026		0.1	0.1	0.1	(2)(6)(11)
										6.1	5.7

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
eResearch Technology, Inc. and Astorg VII Co-Invest ERT (15)	Provider of mission-critical, software-enabled clinical research solutions	Second lien senior secured loan	12.84%	LIBOR (M)	8.00%	04/2021	02/2028		30.6	29.8	28.8	(2)
		Second lien senior secured loan	12.84%	LIBOR (M)	8.00%	02/2020	02/2028		17.2	16.9	16.1	(2)
		Limited partnership interest				01/2020		3,988,000		4.5	4.2	(2)(6)
										51.2	49.1
ESHA Research, LLC and RMCF VI CIV XLVIII, L.P. (15)	Provider of nutritional information and software as a services (SaaS) compliance solutions	First lien senior secured loan	10.99%	SOFR (Q)	6.25%	06/2022	06/2028		6.8	6.8	6.7	(2)(11)
		Limited partner interests				06/2022		6,046,628		6.0	6.5
										12.8	13.2
Extrahop Networks, Inc. (15)	Provider of real-time wire data analytics solutions for application and infrastructure monitoring	First lien senior secured loan	12.41%	LIBOR (M)	7.50%	07/2021	07/2027		16.6	16.6	16.6	(2)(11)
		First lien senior secured loan	12.41%	LIBOR (M)	7.50%	07/2021	07/2027		4.3	4.3	4.3	(2)(11)
		First lien senior secured loan	12.41%	SOFR (M)	7.50%	03/2023	07/2027		3.9	3.9	3.8	(2)(11)
										24.8	24.7
First Insight, Inc.	Software company providing merchandising and pricing solutions to companies worldwide	Warrant to purchase shares of Series C preferred stock				03/2014	03/2024	122,827		—	—
FM:Systems Group, LLC (15)	Provider of facilities and space management software solutions	First lien senior secured loan	10.96%	LIBOR (Q)	5.75%	06/2021	12/2024		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.60%	LIBOR (M)	5.75%	12/2019	12/2024		0.1	0.1	0.1	(2)(11)
										0.2	0.2
Forescout Technologies, Inc. (15)	Network access control solutions provider	First lien senior secured revolving loan	13.44%	LIBOR (Q)	8.50%	08/2020	08/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	14.66% (9.50% PIK)	LIBOR (Q)	9.50%	08/2020	08/2026		24.3	24.1	24.3	(2)(11)
		First lien senior secured loan	14.16% PIK	LIBOR (Q)	9.00%	07/2022	08/2026		12.9	12.9	12.9	(2)(11)
										37.1	37.3
Genesis Acquisition Co. and Genesis Ultimate Holding Co. (15)	Child care management software and services provider	First lien senior secured revolving loan	8.96%	LIBOR (Q)	3.75%	07/2018	07/2024		1.5	1.5	1.5	(2)
		First lien senior secured loan	8.96%	LIBOR (Q)	3.75%	07/2018	07/2024		0.2	0.2	0.2	(2)
		First lien senior secured loan	9.46%	LIBOR (Q)	4.25%	11/2021	07/2024		0.1	0.1	0.1	(2)(11)
		Second lien senior secured loan	12.25%	LIBOR (Q)	7.50%	07/2018	07/2025		32.4	32.4	31.7	(2)
		Second lien senior secured loan	12.25%	LIBOR (Q)	7.50%	11/2021	07/2025		21.1	21.1	20.7	(2)(11)
		Second lien senior secured loan	12.25%	LIBOR (Q)	7.50%	06/2021	07/2025		7.5	7.5	7.4	(2)
		Class A common stock				07/2018		8		0.8	1.3	(2)
										63.6	62.9

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
GI Ranger Intermediate LLC (15)	Provider of payment processing services and software to healthcare providers	First lien senior secured revolving loan	11.05%	SOFR (Q)	6.00%	10/2021	10/2027		0.4	0.4	0.4	(2)(11)
		First lien senior secured loan	11.05%	SOFR (Q)	6.00%	10/2021	10/2028		10.1	10.1	9.9	(2)(11)
		First lien senior secured loan	11.05%	SOFR (Q)	6.00%	03/2022	10/2028		1.8	1.8	1.7	(2)(11)
										12.3	12.0
GraphPAD Software, LLC, Insightful Science Intermediate I, LLC and Insightful Science Holdings, LLC (15)	Provider of data analysis, statistics, and visualization software solutions for scientific research applications	First lien senior secured loan	11.21%	LIBOR (Q)	6.00%	12/2017	04/2027		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	10.71%	LIBOR (Q)	5.50%	11/2021	04/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.71%	LIBOR (Q)	5.50%	10/2021	04/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.43%	LIBOR (Q)	5.50%	04/2021	04/2027		0.1	0.1	0.1	(2)(11)
		Senior subordinated loan	10.50% PIK			04/2021	04/2032		45.8	45.8	41.7	(2)
		Preferred units	14.00% PIK			04/2021		1,828,645		57.6	57.6
										103.9	99.8
GSV PracticeTek Holdings, LLC	Software provider for medical practitioners	Class A units	8.00% PIK			03/2021		12,827,482		1.1	9.0	(2)
Heavy Construction Systems Specialists, LLC (15)	Provider of construction software	First lien senior secured loan	10.34%	LIBOR (M)	5.50%	11/2021	11/2028		0.1	0.1	0.1	(2)(11)
Huskies Parent, Inc., GI Insurity Parent LLC and GI Insurity TopCo LP (15)	Insurance software provider	First lien senior secured revolving loan	10.66%	LIBOR (Q)	5.50%	11/2021	11/2027		9.4	9.4	8.8	(2)(11)
		First lien senior secured loan	10.49%	LIBOR (Q)	5.50%	11/2021	11/2028		60.2	60.2	56.6	(2)(11)
		Senior subordinated loan	10.00% PIK			11/2021	11/2031		102.0	102.0	85.7	(2)
		Company units				11/2021		4,243,657		8.8	7.6	(2)
										180.4	158.7
Imprivata, Inc.	Provider of identity and access management solutions to the healthcare industry	Second lien senior secured loan	11.06%	SOFR (M)	6.25%	04/2022	12/2028		16.1	16.0	15.0	(2)(11)
Inmar, Inc.	Technology-driven solutions provider for retailers, wholesalers and manufacturers	Second lien senior secured loan	12.84%	LIBOR (M)	8.00%	04/2017	05/2025		28.3	28.2	27.7	(2)(11)
IQN Holding Corp. (15)	Provider of extended workforce management software	First lien senior secured loan	10.38%	SOFR (S)	5.25%	05/2022	05/2029		0.5	0.5	0.5	(2)(11)
IV Rollover Holdings, LLC	Provider of cloud based IT solutions, infrastructure and services	Class B units				05/2017		170,490		—	—	(2)
		Class X units				05/2017		5,000,000		2.0	2.1	(2)
										2.0	2.1
Kaseya Inc. and Knockout Intermediate Holdings I Inc. (15)	Provider of cloud-based software and technology solutions for small and medium sized businesses	First lien senior secured revolving loan				06/2022	06/2029		—	—	—	(13)
		First lien senior secured loan	10.65%	SOFR (Q)	5.75%	06/2022	06/2029		167.0	167.0	162.0	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Perpetual preferred stock	11.75% PIK			06/2022		38,798		41.2	40.0	(2)
										208.2	202.0
LeanTaaS Holdings, Inc. (15)	Provider of SaaS tools to optimize healthcare asset utilization	First lien senior secured loan	12.40%	SOFR (Q)	7.50%	07/2022	07/2028		37.2	37.2	37.2	(2)(11)
Majesco and Magic Topco, L.P. (15)	Insurance software provider	First lien senior secured loan	12.41%	LIBOR (Q)	7.25%	09/2020	09/2027		0.1	0.1	0.1	(2)(11)
		Class A units	9.00% PIK			09/2020		2,539		3.2	4.3	(2)
		Class B units				09/2020		570,625		—	—	(2)
										3.3	4.4
Mimecast Borrowerco, Inc. and Magnesium Co- Invest SCSp (15)(16)	Cybersecurity solutions provider	First lien senior secured loan	10.66%	SOFR (M)	5.75%	05/2022	05/2029		101.9	101.9	98.8	(2)(6)(11)
		First lien senior secured loan	9.93%	SONIA (Q)	5.75%	05/2022	05/2029		35.4	35.5	34.4	(2)(6)(11)
		Limited partnership interest				05/2022		3,975		38.8	40.0	(2)(6)
										176.2	173.2
Ministry Brands Holdings, LLC and RCP MB Investments B, L.P. (15)	Software and payment services provider to faith-based institutions	First lien senior secured revolving loan	10.30%	LIBOR (M)	5.50%	12/2021	12/2027		2.0	2.0	1.9	(2)(11)
		First lien senior secured loan	10.52%	LIBOR (Q)	5.50%	12/2021	12/2028		35.4	35.4	33.6	(2)(11)
		Limited partner interests				12/2021		9,574,000		9.6	8.7	(2)
										47.0	44.2
Mitchell International, Inc.	Provider of technology, connectivity, and information solutions to the property and casualty insurance industry	Second lien senior secured loan	11.34%	LIBOR (M)	6.50%	10/2021	10/2029		98.1	96.1	84.8	(2)(11)(18)
Moonraker AcquisitionCo LLC and Moonraker HoldCo LLC (15)	Leading technology solution provider for casing and auditioning to the entertainment industry	First lien senior secured loan	10.63%	SOFR (Q)	5.75%	08/2022	08/2028		25.0	25.0	25.0	(2)(11)
		Class A units	8.00% PIK			08/2022		45,320		4.5	4.5
										29.5	29.5
MRI Software LLC (15)	Provider of real estate and investment management software	First lien senior secured loan	10.66%	LIBOR (Q)	5.50%	02/2020	02/2026		47.0	47.0	45.5	(2)(11)
		First lien senior secured loan	10.66%	LIBOR (Q)	5.50%	08/2020	02/2026		20.0	20.0	19.4	(2)(11)
										67.0	64.9
n2y Holding, LLC (15)	Developer of cloud-based special education platform	First lien senior secured revolving loan	10.60%	LIBOR (M)	5.75%	11/2019	11/2025		0.1	0.1	0.1	(2)(11)
OpenMarket Inc.	Provider of cloud-based mobile engagement platform	First lien senior secured loan	11.41%	LIBOR (Q)	6.25%	09/2021	09/2026		14.9	14.9	14.8	(2)(6)(11)
PDDS HoldCo, Inc. (15)	Provider of cloud-based dental practice management software	First lien senior secured loan	12.54%	SOFR (S)	7.50%	07/2022	07/2028		9.5	9.5	9.5	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
PDI TA Holdings, Inc., Peachtree Parent, Inc. and Insight PDI Holdings, LLC (15)	Provider of enterprise management software for the convenience retail and petroleum wholesale market	First lien senior secured revolving loan	9.29%	LIBOR (Q)	4.50%	03/2019	10/2024		3.8	3.8	3.8	(2)(11)
		First lien senior secured loan	9.30%	LIBOR (Q)	4.50%	03/2019	10/2024		52.8	52.8	52.2	(2)(11)
		Second lien senior secured loan	13.41%	LIBOR (Q)	8.50%	03/2019	10/2025		70.1	70.1	69.4	(2)(11)
		Second lien senior secured loan	13.41%	LIBOR (Q)	8.50%	04/2021	10/2025		8.7	8.7	8.7	(2)(11)
		Second lien senior secured loan	13.41%	LIBOR (Q)	8.50%	12/2020	10/2025		8.3	8.3	8.2	(2)(11)
		Second lien senior secured loan	13.41%	LIBOR (Q)	8.50%	12/2021	10/2025		7.2	7.2	7.1	(2)(11)
		Series A preferred stock	13.25% PIK			03/2019		13,656		23.0	23.3	(2)
		Class A units				03/2019		2,062,493		2.1	3.5	(2)
										176.0	176.2
Pegasus Global Enterprise Holdings, LLC, Mekone Blocker Acquisition, Inc. and Mekone Parent, LLC (15)	Provider of plant maintenance and scheduling software	First lien senior secured revolving loan	10.41%	LIBOR (Q)	5.25%	05/2019	05/2025		3.9	3.9	3.9	(2)(11)
		First lien senior secured loan	10.87%	LIBOR (Q)	5.75%	10/2020	05/2025		0.3	0.3	0.3	(2)(11)
		First lien senior secured loan	10.91%	LIBOR (Q)	5.75%	06/2020	05/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.41%	LIBOR (Q)	5.25%	05/2019	05/2025		0.2	0.2	0.2	(2)(11)
		Class A units				05/2019		5,000		5.0	12.7
										9.5	17.2
Petvisor Holdings, LLC (15)	Provider of veterinarian-focused SaaS solutions	First lien senior secured loan	10.69%	SOFR (S)	5.50%	06/2022	06/2028		6.0	6.0	6.0	(2)(11)
Ping Identity Holding Corp. (15)	Provider of identity and access management solutions	First lien senior secured loan	11.76%	SOFR (M)	7.00%	10/2022	10/2029		11.3	11.3	11.0	(2)(11)
Pluralsight, Inc. (15)	Online education learning platform	First lien senior secured revolving loan	12.78%	LIBOR (Q)	8.00%	04/2021	04/2027		0.2	0.2	0.1	(2)(11)
		First lien senior secured loan	12.78%	LIBOR (Q)	8.00%	04/2021	04/2027		106.2	106.2	104.0	(2)(11)
										106.4	104.1
Poplicus Incorporated	Business intelligence and market analytics platform for companies that sell to the public sector	Warrant to purchase shares of Series C preferred stock				06/2015	06/2025	2,402,991		0.1	—
ProfitSolv Purchaser, Inc. and PS Co-Invest, L.P. (15)	Provider of practice management software to law firms	First lien senior secured loan	10.33%	LIBOR (M)	5.50%	03/2021	03/2027		9.9	9.9	9.6	(2)(11)
		Limited partnership units				03/2021		1,624,000		1.6	1.5	(2)
										11.5	11.1
Project Alpha Intermediate Holding, Inc. and Qlik Parent, Inc.	Provider of data visualization software for data analytics	First lien senior secured loan	8.85%	LIBOR (M)	4.00%	06/2022	04/2024		2.8	2.8	2.8	(2)(18)
		Class A common stock				08/2016		7,445		7.4	18.1	(2)
		Class B common stock				08/2016		1,841,609		0.1	0.2	(2)
										10.3	21.1

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Project Essential Bidco, Inc. and Project Essential Super Parent, Inc. (15)	Saas provider of automated crew callout and scheduling software for the utility industry	First lien senior secured loan	10.56%	LIBOR (Q)	5.75%	04/2021	04/2028		36.1	36.1	35.0	(2)(11)
		Preferred shares	14.69% PIK	LIBOR (Q)	9.50%	04/2021		26,436		33.1	31.4	(2)(11)
										69.2	66.4
Project Potter Buyer, LLC and Project Potter Parent, L.P. (15)	Software solutions provider to the ready-mix concrete industry	First lien senior secured revolving loan	12.56%	SOFR (M)	7.75%	04/2020	04/2026		2.1	2.0	2.1	(2)(11)
		First lien senior secured loan	12.56%	SOFR (M)	7.75%	04/2020	04/2027		43.5	43.5	43.5	(2)(11)
		First lien senior secured loan	12.56%	SOFR (M)	7.75%	11/2020	04/2027		12.0	12.0	12.0	(2)(11)
		First lien senior secured loan	12.56%	SOFR (M)	7.75%	10/2020	04/2027		0.1	0.1	0.1	(2)(11)
		Class B units				04/2020		588,636		—	5.1	(2)
										57.6	62.8
Proofpoint, Inc. (15)	Cybersecurity solutions provider	First lien senior secured loan	8.09%	LIBOR (M)	3.25%	06/2021	08/2028		1.0	0.9	1.0	(2)(11)(18)
		Second lien senior secured loan	11.09%	LIBOR (M)	6.25%	06/2021	08/2029		34.6	34.4	34.6	(2)(11)
										35.3	35.6
QF Holdings, Inc. (15)	SaaS based electronic health record software provider	First lien senior secured revolving loan	11.06%	SOFR (M)	6.25%	09/2019	12/2027		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	11.16%	LIBOR (M)	6.25%	12/2021	12/2027		8.1	8.1	8.1	(2)(11)
		First lien senior secured loan	11.12%	LIBOR (M)	6.25%	08/2020	12/2027		4.9	4.9	4.9	(2)(11)
		First lien senior secured loan	11.16%	LIBOR (M)	6.25%	09/2019	12/2027		6.8	6.8	6.8	(2)(11)
										20.0	20.0
Raptor Technologies, LLC, Sycamore Bidco LTD and Rocket Parent, LLC (15)	Provider of SaaS-based safety and security software to the K-12 school market	First lien senior secured loan	10.66%	LIBOR (Q)	5.50%	10/2021	10/2028		8.5	8.5	8.4	(2)(6)(11)
		Class A common units				12/2018		2,880,582		3.5	6.7
										12.0	15.1
RealPage, Inc.	Provider of enterprise software solutions to the residential real estate industry	Second lien senior secured loan	11.34%	LIBOR (M)	6.50%	04/2021	04/2029		84.1	83.1	79.9	(2)(11)
Regent Education, Inc.	Provider of software solutions designed to optimize the financial aid and enrollment processes	Warrant to purchase shares of common stock				12/2016	12/2026	987		—	—
		Warrant to purchase shares of common stock				12/2016	12/2026	5,393,194		—	—
										—	—
Relativity ODA LLC (15)	Electronic discovery document review software platform for use in litigations and investigations	First lien senior secured loan	12.35% PIK	LIBOR (M)	7.50%	05/2021	05/2027		22.8	22.8	22.8	(2)(11)
Revalize, Inc. (15)	Developer and operator of software providing configuration, price and quote capabilities	First lien senior secured loan	10.66%	SOFR (M)	5.75%	05/2022	04/2027		0.7	0.7	0.7	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
RMS HoldCo II, LLC & RMS Group Holdings, Inc. (15)	Developer of revenue cycle management solutions, process automation, analytics and integration for the healthcare industry	First lien senior secured loan	11.30%	SOFR (Q)	6.25%	08/2022	12/2027		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	10.91%	LIBOR (Q)	5.75%	12/2021	12/2027		0.1	0.1	0.1	(2)(11)
		Class A common stock				12/2021		465		4.6	5.5	(2)
										4.9	5.8
Smarsh Inc. and Skywalker TopCo, LLC (15)	SaaS based communication archival service provider	First lien senior secured revolving loan	11.40%	SOFR (Q)	6.50%	02/2022	02/2029		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.29%	SOFR (S)	6.50%	02/2022	02/2029		11.9	11.9	11.9	(2)(11)
		Common units				11/2020		1,742,623		6.3	9.8	(2)
										18.3	21.8
SocialFlow, Inc.	Social media optimization platform provider	Warrant to purchase shares of Series C preferred stock				01/2016	01/2026	215,331		—	—
Sophia, L.P.	Provider of ERP software and services for higher education institutions	Second lien senior secured loan	13.16%	LIBOR (Q)	8.00%	10/2020	10/2028		105.9	105.9	102.7	(2)(11)
SoundCloud Limited	Platform for receiving, sending, and distributing music	Common stock				08/2017		73,422		0.4	0.7	(2)(6)
Spirit RR Holdings, Inc. and Winterfell Co-Invest SCSp (15)	Provider of data, analytics, news, and workflow tools to customers in the counter-cyclical distressed debt space	First lien senior secured loan	11.50%	SOFR (Q)	6.50%	09/2022	09/2028		2.6	2.6	2.5	(2)(11)
		Limited partner interests				09/2022		1,010		10.2	10.7	(2)
										12.8	13.2
Storable, Inc. and EQT IX Co-Investment (E) SCSP	PMS solutions and web services for the self-storage industry	Second lien senior secured loan	11.54%	SOFR (S)	6.75%	04/2021	04/2029		42.8	42.8	41.5	(2)(11)
		Second lien senior secured loan	11.54%	SOFR (S)	6.75%	03/2022	04/2029		10.3	10.3	10.0	(2)(11)
		Limited partnership interests				04/2021		614,950		6.2	8.1	(2)(6)
										59.3	59.6
Sundance Group Holdings, Inc. (15)	Provider of cloud-based document management and collaboration solutions	First lien senior secured revolving loan	11.18%	LIBOR (M)	6.25%	07/2021	07/2027		0.3	0.3	0.3	(2)(11)
		First lien senior secured loan	10.99%	SOFR (M)	6.25%	07/2021	07/2027		20.1	19.8	19.9	(2)(11)
		First lien senior secured loan	11.16%	SOFR (M)	6.25%	11/2022	07/2027		0.8	0.8	0.8	(2)(11)
										20.9	21.0
Tamarack Intermediate, L.L.C. and Tamarack Parent, L.L.C. (15)	Provider of environment, health, safety, and sustainability software	First lien senior secured revolving loan	10.37%	SOFR (M)	5.50%	03/2022	03/2028		1.2	1.2	1.2	(2)(11)
		First lien senior secured loan	10.76%	SOFR (Q)	5.50%	03/2022	03/2028		35.0	35.0	35.0	(2)(11)
		Class A-2 units				03/2022		4,849		4.8	5.8
										41.0	42.0

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
TCP Hawker Intermediate LLC (15)	Workforce management solutions provider	First lien senior secured loan	10.41%	LIBOR (Q)	5.25%	08/2019	08/2026		34.3	34.3	34.3	(2)(11)
		First lien senior secured loan	10.41%	LIBOR (Q)	5.25%	12/2020	08/2026		6.5	6.5	6.5	(2)(11)
		First lien senior secured loan	10.38%	LIBOR (Q)	5.25%	10/2021	08/2026		0.1	0.1	0.1	(2)(11)
										40.9	40.9
TibCo Software Inc., Picard Parent, Inc., Picard MidCo, Inc., Picard HoldCo, LLC and Elliott Alto Co-Investor Aggregator L.P. (15)	Provider of server, application and desktop virtualization, networking, software as a service, and cloud computing technologies	First lien senior secured notes	6.50%			09/2022	03/2029		88.9	86.6	78.4	(2)(18)
		First lien senior secured loan	9.50%	SOFR (Q)	4.50%	09/2022	03/2029		10.9	10.4	9.8	(2)(11)(18)
		Second lien senior secured loan	9.00%	SOFR (Q)	7.00%	09/2022	09/2029		85.3	84.0	68.2	(2)(11)
		Series A preferred stock	16.91% PIK	SOFR (Q)	12.00%	09/2022		141,928		149.6	153.7	(2)(11)
		Limited partnership interests				09/2022		12,250,000		12.3	12.6	(2)
										342.9	322.7
UKG Inc. and H&F Unite Partners, L.P. (15)	Provider of cloud based HCM solutions for businesses	First lien senior secured revolving loan	8.56%	LIBOR (M)	3.75%	05/2019	02/2026		10.9	10.9	10.6	(2)(6)(14)
		Limited partnership interests				05/2019		12,583,556		12.6	15.4	(2)(6)
										23.5	26.0
UserZoom Technologies, Inc.	User experience research automation software	First lien senior secured loan	11.63%	SOFR (S)	7.00%	02/2023	04/2029		5.8	5.7	5.7	(2)(11)
WebPT, Inc. (15)	Electronic medical record software provider	First lien senior secured revolving loan	11.62%	LIBOR (Q)	6.75%	08/2019	01/2028		0.6	0.6	0.6	(2)(11)
		First lien senior secured loan	11.74%	LIBOR (Q)	6.75%	08/2019	01/2028		0.1	0.1	0.1	(2)(11)
										0.7	0.7
Wellness AcquisitionCo, Inc. (15)	Provider of retail consumer insights and analytics for manufacturers and retailers in the natural, organic and specialty products industry	First lien senior secured loan	10.49%	LIBOR (Q)	5.50%	01/2021	01/2027		0.1	0.1	0.1	(2)(11)
WorkWave Intermediate II, LLC (15)	Provider of cloud-based field services and fleet management solutions	First lien senior secured loan	12.25% PIK	SOFR (Q)	7.25%	06/2021	06/2027		69.5	69.5	69.5	(2)(11)
		First lien senior secured loan	12.25% PIK	SOFR (Q)	7.25%	02/2022	06/2027		18.2	18.2	18.2	(2)(11)
										87.7	87.7
ZenDesk, Inc., Zoro TopCo, Inc. and Zoro TopCo, LP (15)	Provider of cloud-based customer support solutions	First lien senior secured loan	11.88%	SOFR (Q)	7.00%	12/2022	11/2028		42.4	42.4	41.6	(2)(11)
		Series A preferred stock	12.50% PIK			11/2022		27,226		28.5	27.6	(2)
		Class A common units				11/2022		269,100		2.7	3.0	(2)
										73.6	72.2

										4,700.8	4,557.7		45.35%
Financial Services

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
AQ Sage Buyer, LLC (15)	Provider of actuarial consulting and comprehensive wealth management services	First lien senior secured loan	11.38%	SOFR (S)	6.00%	05/2022	01/2027		1.9	1.9	1.8	(2)(6)(11)
BCC Blueprint Holdings I, LLC and BCC Blueprint Investments, LLC	Provider of comprehensive suite of investment management and wealth planning solutions	First lien senior secured loan	11.12%	LIBOR (Q)	6.25%	09/2021	09/2027		0.2	0.2	0.2	(2)(11)
		Senior subordinated loan	9.30% PIK			09/2021	09/2026		5.1	5.1	5.1	(2)
		Common units				09/2021		4,857,506		4.9	4.3	(2)
										10.2	9.6
Beacon Pointe Harmony, LLC (15)	Provider of comprehensive wealth management services	First lien senior secured loan	9.92%	SOFR (M)	5.25%	12/2021	12/2028		18.8	18.8	18.6	(2)(6)(11)
Convera International Holdings Limited and Convera International Financial S.A R.L. (15)	Provider of B2B international payment and FX risk management solutions	First lien senior secured loan	10.65%	SOFR (Q)	5.75%	03/2022	03/2028		0.1	0.1	0.1	(2)(6)(11)
CrossCountry Mortgage, LLC	Mortgage company originating loans in the retail and consumer direct channels	First lien senior secured loan	11.95%	LIBOR (Q)	7.00%	11/2021	11/2027		93.8	93.8	92.8	(2)(11)
DFC Global Facility Borrower III LLC (15)	Non-bank provider of alternative financial services	First lien senior secured revolving loan	12.16%	LIBOR (M)	7.50%	06/2021	06/2026		162.0	176.2	162.0	(2)(6)(9)(11)
eCapital Finance Corp.	Consolidator of commercial finance businesses	Senior subordinated loan	12.52%	SOFR (M)	7.75%	04/2022	12/2025		55.8	55.8	55.2	(2)(11)
		Senior subordinated loan	12.52%	SOFR (M)	7.75%	01/2020	12/2025		56.0	56.0	55.4	(2)(11)
		Senior subordinated loan	12.52%	SOFR (M)	7.75%	01/2022	12/2025		24.3	24.3	24.1	(2)(11)
		Senior subordinated loan	12.52%	SOFR (M)	7.75%	11/2020	12/2025		5.4	5.4	5.3	(2)(11)
										141.5	140.0
EP Wealth Advisors, LLC (15)	Wealth management and financial planning firm	First lien senior secured loan	10.73%	SOFR (Q)	5.75%	11/2022	09/2026		4.2	4.2	4.2	(2)(11)
		First lien senior secured loan	10.55%	SOFR (Q)	5.50%	11/2021	09/2026		0.4	0.4	0.4	(2)(11)
		First lien senior secured loan	10.55%	SOFR (Q)	5.50%	09/2020	09/2026		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.42%	SOFR (Q)	5.38%	09/2020	09/2026		0.1	0.1	0.1	(2)(11)
										4.8	4.8
HighTower Holding, LLC	Provider of investment, financial and retirement planning services	Senior subordinated loan	6.75%			06/2022	04/2029		8.1	6.8	6.8	(2)(6)(18)
Ivy Hill Asset Management, L.P. (5)	Asset management services	Subordinated revolving loan	11.55%	SOFR (Q)	6.50%	02/2018	01/2030		438.0	438.0	438.0	(6)(11)
		Member interest				06/2009		100%		1,700.5	1,857.4	(6)
										2,138.5	2,295.4
Lido Advisors, LLC (15)	Wealth management and financial planning firm	First lien senior secured revolving loan	9.34%	LIBOR (M)	4.50%	06/2021	06/2027		0.6	0.6	0.6	(2)(11)
LS DE LLC and LM LSQ Investors LLC	Asset based lender	Senior subordinated loan	10.50%			06/2017	06/2021		3.0	3.0	2.9	(2)(6)
		Senior subordinated loan	10.50%			06/2015	03/2024		37.0	37.0	36.3	(2)(6)
		Membership units				06/2015		3,275,000		3.3	2.6	(6)
										43.3	41.8

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Monica Holdco (US) Inc. (15)	Investment technology and advisory firm	First lien senior secured revolving loan	11.69%	LIBOR (Q)	6.75%	01/2021	01/2026		3.6	3.6	3.5	(2)(11)
		First lien senior secured loan	11.91%	LIBOR (Q)	6.75%	01/2021	01/2028		2.6	2.6	2.5	(2)(11)
										6.2	6.0
Petrus Buyer, Inc. (15)	Provider of REIT research data and analytics	First lien senior secured loan	11.18%	SOFR (Q)	6.50%	11/2022	10/2029		5.1	5.1	4.9	(2)(11)
Priority Holdings, LLC and Priority Technology Holdings, Inc.	Provider of merchant acquiring and payment processing solutions	First lien senior secured loan	10.70%	LIBOR (Q)	5.75%	04/2021	04/2027		0.7	0.7	0.7	(2)(6)(11)
		Senior preferred stock	17.19% (8.06% PIK)	LIBOR (Q)	12.00%	04/2021		65,761		70.5	74.5	(2)(6)(11)
		Warrant to purchase shares of common stock				04/2021	04/2031	527,226		4.0	1.9	(2)(6)(18)
										75.2	77.1
Rialto Management Group, LLC (15)	Investment and asset management platform focused on real estate	First lien senior secured revolving loan				11/2018	12/2025		—	—	—	(13)
		First lien senior secured loan	10.34%	LIBOR (M)	5.50%	11/2018	12/2025		0.3	0.3	0.3	(2)(6)(11)
		First lien senior secured loan	10.34%	LIBOR (M)	5.50%	12/2021	12/2025		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	10.34%	LIBOR (M)	5.50%	04/2021	12/2025		0.1	0.1	0.1	(2)(6)(11)
										0.5	0.5
TA/WEG Holdings, LLC (15)	Wealth management and financial planning firm	First lien senior secured loan	10.81%	SOFR (A)	6.00%	06/2021	10/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.26%	SOFR (Q)	6.25%	11/2020	10/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.00%	SOFR (A)	6.25%	10/2019	10/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.10%	SOFR (A)	6.25%	08/2021	10/2027		0.1	0.1	0.1	(2)(11)
										0.4	0.4
The Edelman Financial Center, LLC	Provider of investment, financial and retirement planning services	First lien senior secured loan	8.59%	LIBOR (M)	3.75%	03/2023	04/2028		0.5	0.4	0.5	(2)(6)(11)
		Second lien senior secured loan	11.59%	LIBOR (M)	6.75%	09/2022	07/2026		15.8	14.1	14.7	(2)(6)
										14.5	15.2
The Mather Group, LLC, TVG-TMG Topco, Inc., and TVG-TMG Holdings, LLC (15)	Provider of comprehensive wealth management services	First lien senior secured loan	10.53%	SOFR (S)	5.50%	03/2022	03/2028		3.7	3.7	3.7	(2)(6)(11)
		Senior subordinated loan	12.00% PIK			03/2022	03/2029		3.1	3.1	2.9	(2)(6)
		Series A preferred units				03/2022		7,199		7.2	4.3	(2)(6)
		Common units				03/2022		7,199		—	—	(2)(6)
										14.0	10.9
The Ultimus Group Midco, LLC, The Ultimus Group, LLC, and The Ultimus Group Aggregator, LP (15)	Provider of asset-servicing capabilities for fund managers	First lien senior secured loan	9.75%	LIBOR (Q)	4.50%	02/2019	02/2026		37.3	37.3	36.6	(2)(11)
		Class A units	8.00% PIK			09/2019		1,443		2.0	3.2
		Class A units				02/2019		245		0.2	—
		Class B units				02/2019		245,194		—	—

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Class B units				02/2019		2,167,424		—	—
										39.5	39.8
Waverly Advisors, LLC (15)	Wealth management and financial planning firm	First lien senior secured loan	10.80%	SOFR (Q)	5.75%	03/2022	03/2028		0.6	0.6	0.6	(2)(6)(11)

										2,792.5	2,929.7		29.15%
Health Care Services
Absolute Dental Group LLC and Absolute Dental Equity, LLC (5)(15)	Dental services provider	First lien senior secured revolving loan	14.16% (5.00% PIK)	LIBOR (Q)	9.00%	06/2021	06/2024		6.9	6.9	6.9	(2)(11)
		First lien senior secured loan	14.16% (5.00% PIK)	LIBOR (Q)	9.00%	06/2021	06/2024		52.8	52.8	52.8	(2)(11)
		Class A common units				06/2021		7,617,280		4.7	14.2	(2)
										64.4	73.9
ADG, LLC and RC IV GEDC Investor LLC (15)	Dental services provider	First lien senior secured revolving loan	12.25% (0.51% PIK)	Base Rate (M)	4.25%	09/2016	09/2023		12.6	12.6	10.5	(2)(11)
		First lien senior secured loan	12.25% (0.51% PIK)	Base Rate (Q)	4.25%	03/2023	09/2023		7.9	7.9	6.5	(2)(11)
		Second lien senior secured loan				09/2016	03/2024		131.7	105.8	52.7	(2)(10)
		Membership units				09/2016		3,000,000		3.0	—	(2)
										129.3	69.7
Advarra Holdings, Inc. (15)	Provider of central institutional review boards over clinical trials	First lien senior secured loan	10.56%	SOFR (M)	5.75%	08/2022	08/2029		4.1	4.1	3.9	(2)(11)
AHR Funding Holdings, Inc. and AHR Parent Holdings, LP	Provider of revenue cycle management solutions to hospitals	Series A preferred shares	12.75% PIK			07/2022	07/2028	35,000		38.1	37.8	(2)
		Preferred units	8.00% PIK			07/2022		9,900		10.5	10.6	(2)
		Class B common units				07/2022		100,000		0.1	0.1	(2)
										48.7	48.5
AthenaHealth Group Inc., Minerva Holdco, Inc. and BCPE Co-Invest (A), LP (15)(16)	Revenue cycle management provider to the physician practices and acute care hospitals	Series A preferred stock	10.75% PIK			02/2022		198,505		224.0	201.6	(2)
		Class A units				02/2022		10,487,951		10.5	9.5	(2)
										234.5	211.1
BAART Programs, Inc., MedMark Services, Inc., and Canadian Addiction Treatment Centres LP	Opiod treatment provider	First lien senior secured loan	10.16%	LIBOR (Q)	5.00%	05/2022	06/2027		6.0	6.1	5.9	(2)(11)
Bambino Group Holdings, LLC	Dental services provider	Class A preferred units				12/2016		1,000,000		1.0	0.8	(2)
CCS-CMGC Holdings, Inc. (15)	Correctional facility healthcare operator	First lien senior secured revolving loan	10.24%	LIBOR (M)	5.50%	10/2018	10/2023		4.2	4.2	3.7	(2)(14)(18)
		First lien senior secured loan	10.33%	LIBOR (Q)	5.50%	09/2018	10/2025		33.5	33.4	22.0	(2)(18)
										37.6	25.7
Center for Autism and Related Disorders, LLC (15)	Autism treatment and services provider specializing in applied behavior analysis therapy	First lien senior secured revolving loan				11/2018	11/2023		6.8	6.8	0.5	(2)(10)(14)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured revolving loan				01/2022	11/2023		0.8	0.2	0.1	(2)(10)(14)
		First lien senior secured loan	15.15% PIK	SOFR (Q)	10.00%	12/2022	10/2023		12.2	12.8	12.2	(2)(11)
		First lien senior secured loan	15.16% PIK	SOFR (Q)	10.00%	10/2022	10/2023		9.9	10.1	9.9	(2)(11)
										29.9	22.7
Color Intermediate, LLC	Provider of pre-payment integrity software solution	First lien senior secured loan	10.50%	SOFR (Q)	5.50%	10/2022	10/2029		20.3	20.3	19.9	(2)(11)
Comprehensive EyeCare Partners, LLC (15)	Vision care practice management company	First lien senior secured revolving loan	11.44%	SOFR (M)	6.50%	02/2018	02/2024		1.9	1.9	1.8	(2)(11)
		First lien senior secured loan	11.66%	SOFR (Q)	6.50%	02/2018	02/2024		0.3	0.3	0.3	(2)(11)
										2.2	2.1
Convey Health Solutions, Inc.	Healthcare workforce management software provider	First lien senior secured loan	10.25%	SOFR (Q)	5.25%	09/2019	09/2026		2.7	2.7	2.6	(2)(6)(11)
		First lien senior secured loan	10.25%	SOFR (Q)	5.25%	10/2022	09/2026		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	10.25%	SOFR (Q)	5.25%	02/2022	09/2026		0.1	0.1	0.1	(2)(6)(11)
										2.9	2.8
Crown CT Parent Inc., Crown CT HoldCo Inc. and Crown CT Management LLC (15)	Provider of medical devices and services for the treatment of positional plagiocephaly	First lien senior secured loan	10.59%	SOFR (Q)	5.50%	03/2022	03/2029		24.5	24.5	24.2	(2)(11)
		Class A shares				03/2022		176		1.8	1.8	(2)
		Common units				03/2022		28		0.3	0.3	(2)
										26.6	26.3
CVP Holdco, Inc. and OMERS Wildcats Investment Holdings LLC (15)	Veterinary hospital operator	First lien senior secured loan	11.24%	LIBOR (M)	6.40%	01/2022	10/2025		40.4	40.4	40.4	(2)(11)
		First lien senior secured loan	11.24%	LIBOR (M)	6.40%	10/2019	10/2025		38.8	38.8	38.8	(2)(11)
		First lien senior secured loan	11.08%	LIBOR (M)	6.25%	10/2022	10/2025		4.9	4.9	4.9	(2)(11)
		First lien senior secured loan	11.24%	LIBOR (M)	6.40%	04/2021	10/2025		0.1	0.1	0.1	(2)(11)
		Common stock				10/2019		41,443		14.5	24.6	(2)
										98.7	108.8
Ensemble RCM, LLC	Provider of technology-enabled revenue cycle management services to the health care industry	First lien senior secured loan	9.78%	SOFR (Q)	5.00%	04/2022	08/2026		2.5	2.5	2.5	(2)(11)
Evolent Health LLC and Evolent Health, Inc.	Medical technology company focused on value based care services and payment solutions	First lien senior secured loan	10.79%	SOFR (Q)	6.00%	01/2023	01/2029		34.0	34.0	33.0	(2)(6)(11)
		First lien senior secured loan	11.04%	SOFR (Q)	6.00%	08/2022	01/2029		7.8	7.8	7.6	(2)(6)(11)
		Series A preferred shares	11.06%	SOFR (Q)	6.00%	01/2023	01/2029	3,834		3.8	4.3	(2)(6)(11)
										45.6	44.9
GHX Ultimate Parent Corporation, Commerce Parent, Inc. and Commerce Topco, LLC (15)	On-demand supply chain automation solutions provider to the healthcare industry	Second lien senior secured loan	11.59%	LIBOR (M)	6.75%	05/2021	05/2029		114.0	114.0	112.9	(2)(11)
		Class A units				06/2017		14,853,570		15.7	29.5	(2)
										129.7	142.4
Global Medical Response, Inc. and GMR Buyer Corp.	Emergency air medical services provider	First lien senior secured loan	9.20%	LIBOR (Q)	4.25%	06/2022	03/2025		12.4	11.6	8.7	(2)(11)(18)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	9.24%	LIBOR (Q)	4.25%	06/2022	10/2025		26.0	24.2	18.1	(2)(11)(18)
		Second lien senior secured loan	11.59%	LIBOR (M)	6.75%	12/2021	12/2029		95.4	95.4	66.8	(2)(11)
		Warrant to purchase units of common stock				03/2018	03/2028	115,733		0.9	1.8	(2)
		Warrant to purchase units of common stock				12/2021	12/2031	1,927		0.1	—	(2)
										132.2	95.4
Hanger, Inc.	Provider of orthotic and prosthetic equipment and services	First lien senior secured loan	10.95%	SOFR (M)	6.25%	10/2022	10/2028		54.2	54.2	52.3	(2)(11)
		Second lien senior secured loan	14.45%	SOFR (M)	9.75%	10/2022	10/2029		110.6	110.6	106.8	(2)(11)
										164.8	159.1
HealthEdge Software, Inc. (15)	Provider of financial, administrative and clinical software platforms to the healthcare industry	First lien senior secured revolving loan	14.00%	Base Rate (Q)	6.00%	12/2021	04/2026		2.4	2.4	2.4	(2)(11)(14)
		First lien senior secured loan	11.94%	LIBOR (Q)	7.00%	12/2021	04/2026		87.2	87.2	87.2	(2)(11)
		First lien senior secured loan	11.94%	LIBOR (Q)	7.00%	12/2022	04/2026		2.8	2.8	2.8	(2)(11)
										92.4	92.4
Honor Technology, Inc.	Nursing and home care provider	First lien senior secured loan	14.67%	LIBOR (M)	10.00%	08/2021	08/2026		2.5	2.4	2.3	(2)(11)
		Warrant to purchase shares of Series D-2 preferred stock				08/2021	08/2031	133,333		0.1	—	(2)
										2.5	2.3
JDC Healthcare Management, LLC (15)	Dental services provider	First lien senior secured revolving loan				04/2017	04/2024		4.9	3.7	2.3	(2)(10)
		First lien senior secured loan				04/2017	04/2024		41.4	31.4	19.9	(2)(10)
										35.1	22.2
KBHS Acquisition, LLC (d/b/a Alita Care, LLC) (15)	Provider of behavioral health services	First lien senior secured revolving loan	9.85% (1.24% PIK)	LIBOR (M)	5.00%	03/2017	03/2024		4.2	4.2	4.1	(2)(11)
		First lien senior secured revolving loan	12.00% (1.24% PIK)	Base Rate (M)	4.00%	03/2017	03/2024		0.1	0.1	0.1	(2)(11)
										4.3	4.2
Lifescan Global Corporation	Provider of blood glucose monitoring systems for home and hospital use	First lien senior secured loan	10.75%	LIBOR (Q)	6.00%	05/2022	10/2024		14.0	13.5	10.4	(2)(18)
		Second lien senior secured loan	14.25%	LIBOR (Q)	9.50%	05/2022	10/2025		0.2	0.2	0.2	(2)(18)
										13.7	10.6
Medline Borrower, LP (15)	Manufacturer and distributor of medical supplies	First lien senior secured revolving loan				10/2021	10/2026		—	—	—	(13)
Napa Management Services Corporation and ASP NAPA Holdings, LLC	Anesthesia management services provider	Senior preferred units	8.00% PIK			06/2020		5,320		0.3	0.3	(2)
		Preferred units	15.00% PIK			06/2020		1,842		0.2	0.2	(2)
		Class A units				04/2016		25,277		2.5	3.6	(2)
										3.0	4.1

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
NMN Holdings III Corp. and NMN Holdings LP (15)	Provider of complex rehabilitation technology solutions for patients with mobility loss	First lien senior secured revolving loan	8.59%	LIBOR (M)	3.75%	11/2018	11/2023		5.3	5.3	4.9	(2)(14)
		Partnership units				11/2018		30,000		3.0	2.3	(2)
										8.3	7.2
NSPC Intermediate Corp. and NSPC Holdings, LLC	Acute and chronic pain treatment provider	Common units				02/2023		1,182		—	—	(2)
Olympia Acquisition, Inc., Olympia TopCo, L.P., and Asclepius Holdings LLC (5)(15)	Behavioral health and special education platform provider	First lien senior secured loan				09/2019	02/2027		52.2	49.3	31.4	(2)(10)
		First lien senior secured loan				02/2022	02/2027		10.2	9.7	6.1	(2)(10)
		Preferred stock				02/2022		7,983		3.1	—	(2)
		Preferred units				07/2021	04/2024	417,189		0.3	—	(2)
		Common units				02/2022		7,584		—	—	(2)
		Class A common units				09/2019		9,549,000		9.5	—	(2)
										71.9	37.5
OMH-HealthEdge Holdings, LLC	Revenue cycle management provider to the healthcare industry	First lien senior secured loan	10.03%	LIBOR (Q)	5.25%	10/2019	10/2025		25.7	25.7	25.7	(2)(11)
		First lien senior secured loan	10.02%	LIBOR (Q)	5.25%	03/2021	10/2025		15.2	15.2	15.2	(2)(11)
		First lien senior secured loan	10.03%	LIBOR (A)	5.25%	03/2022	10/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.05%	LIBOR (Q)	6.00%	10/2019	10/2025		0.1	0.1	0.1	(2)(11)
										41.1	41.1
Pathway Vet Alliance LLC and Jedi Group Holdings LLC (15)	Veterinary hospital operator	Second lien senior secured loan	12.59%	LIBOR (M)	7.75%	03/2020	03/2028		76.3	76.3	66.4	(2)(11)
		Class R common units				03/2020		6,004,768		6.0	4.6	(2)
										82.3	71.0
PetVet Care Centers, LLC	Veterinary hospital operator	First lien senior secured loan	9.81%	SOFR (M)	5.00%	06/2022	02/2025		5.3	5.1	5.1	(2)(11)(18)
Premise Health Holding Corp. and OMERS Bluejay Investment Holdings LP (15)	Provider of employer-sponsored onsite health and wellness clinics and pharmacies	First lien senior secured revolving loan				07/2018	04/2025		—	—	—	(13)
		First lien senior secured loan	8.91%	LIBOR (Q)	3.75%	07/2018	07/2025		8.5	8.5	8.0	(2)(11)
		Second lien senior secured loan	12.66%	LIBOR (Q)	7.50%	07/2018	07/2026		67.1	66.8	63.7	(2)
		Class A units				07/2018		9,775		9.8	11.8	(2)
										85.1	83.5
Project Ruby Ultimate Parent Corp.	Provider of care coordination and transition management software solutions	Second lien senior secured loan	11.34%	LIBOR (M)	6.50%	03/2021	03/2029		193.1	193.1	181.5	(2)(11)
RTI Surgical, Inc. and Pioneer Surgical Technology, Inc. (15)	Manufacturer of biologic, metal and synthetic implants/devices	First lien senior secured revolving loan	11.53%	LIBOR (M)	6.75%	07/2020	07/2026		6.1	6.1	6.1	(2)(11)
		First lien senior secured loan	11.86%	LIBOR (Q)	6.75%	07/2020	07/2026		22.4	22.4	22.4	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										28.5	28.5
SiroMed Physician Services, Inc. and SiroMed Equity Holdings, LLC (15)	Outsourced anesthesia provider	First lien senior secured loan	9.91%	LIBOR (Q)	4.75%	03/2018	03/2024		9.2	9.2	9.2	(2)(11)
		Common units				03/2018		684,854		4.8	1.0	(2)
										14.0	10.2
SM Wellness Holdings, Inc. and SM Holdco, LLC (15)	Breast cancer screening provider	Series D units	8.00% PIK			03/2023		565		0.6	0.7	(2)
		Series A units				08/2018		8,041		8.0	10.3	(2)
		Series B units				08/2018		860,643		—	—	(2)
										8.6	11.0
SOC Telemed, Inc. and PSC Spark Holdings, LP	Provider of acute care telemedicine	First lien senior secured loan	13.18% PIK	SOFR (Q)	8.50%	08/2022	08/2027		84.7	80.5	80.4	(2)(11)
		Class A-2 units				08/2022		4,812		4.9	5.0	(2)
		Warrant to purchase units of common stock				08/2022	08/2029	6,118		4.7	4.2	(2)
										90.1	89.6
Symplr Software Inc. and Symplr Software Intermediate Holdings, Inc. (15)	SaaS based healthcare compliance platform provider	First lien senior secured loan	9.28%	SOFR (Q)	4.50%	02/2022	12/2027		12.3	12.3	11.0	(2)(11)(18)
		Second lien senior secured loan	12.65%	SOFR (Q)	7.88%	12/2020	12/2028		76.2	76.2	68.6	(2)(11)
		Series C-1 preferred shares	11.00% PIK			06/2021		75,939		97.5	79.0	(2)
		Series C-2 preferred shares	11.00% PIK			06/2021		40,115		48.8	39.6	(2)
		Series C-3 preferred shares	11.00% PIK			10/2021		16,201		19.0	15.4	(2)
										253.8	213.6
Synergy HomeCare Franchising, LLC and NP/Synergy Holdings, LLC (15)	Franchisor of private-pay home care for the elderly	First lien senior secured loan	10.80%	SOFR (Q)	5.75%	04/2018	04/2026		13.1	13.1	13.1	(2)(11)
		Common units				04/2018		550		0.5	1.0
										13.6	14.1
Tempus Labs, Inc.	Provider of technology enabled precision medicine solutions	First lien senior secured loan	11.59%	SOFR (Q)	7.00%	09/2022	09/2027		71.4	71.4	71.4	(2)(11)
Therapy Brands Holdings LLC	Provider of software solutions for the mental and behavioral health market segments	Second lien senior secured loan	11.53%	LIBOR (M)	6.75%	06/2021	05/2029		29.1	28.9	27.9	(2)(11)
Touchstone Acquisition, Inc. and Touchstone Holding, L.P.	Manufacturer of consumable products in the dental, medical, cosmetic and consumer/industrial end-markets	Class A preferred units	8.00% PIK			11/2018		2,149		3.0	2.4	(2)
U.S. Anesthesia Partners, Inc. & U.S. Anesthesia Partners Holdings, Inc.	Anesthesiology service provider	Second lien senior secured loan	12.16%	LIBOR (M)	7.50%	10/2021	10/2029		147.8	147.8	141.9	(2)(11)
		Common stock				12/2021		3,671,429		12.9	12.7	(2)
										160.7	154.6
United Digestive MSO Parent, LLC and Koln Co-Invest Unblocked, LP (15)	Gastroenterology physician group	First lien senior secured loan	11.64%	SOFR (Q)	6.75%	03/2023	03/2029		10.4	10.4	10.1	(2)(11)
		Class A interests				03/2023		4,623		4.6	4.6	(2)
										15.0	14.7

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Viant Medical Holdings, Inc.	Manufacturer of plastic and rubber components for health care equipment	First lien senior secured loan	8.59%	LIBOR (M)	3.75%	05/2022	07/2025		5.8	5.2	5.4	(2)(18)
VPP Intermediate Holdings, LLC and VPP Group Holdings, L.P. (15)	Veterinary hospital operator	First lien senior secured revolving loan	13.25%	Base Rate (Q)	5.25%	12/2021	12/2027		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	11.30%	LIBOR (M)	6.50%	08/2022	12/2027		4.2	4.2	4.1	(2)(11)
		First lien senior secured loan	11.06%	LIBOR (M)	6.25%	12/2021	12/2027		6.2	6.2	6.1	(2)(11)
		Class A-2 units				12/2021		7,524		7.5	8.2	(2)
		Class A-2 units				03/2023		45		0.1	—	(2)
										18.2	18.6
WSHP FC Acquisition LLC and WSHP FC Holdings LLC (15)	Provider of biospecimen products for pharma research	First lien senior secured revolving loan	11.28%	SOFR (Q)	6.25%	03/2018	03/2028		12.7	12.7	12.4	(2)(11)(14)
		First lien senior secured loan	11.30%	SOFR (Q)	6.25%	03/2018	03/2028		33.0	33.0	32.3	(2)(11)
		First lien senior secured loan	11.30%	SOFR (Q)	6.25%	07/2022	03/2028		14.5	14.5	14.2	(2)(11)
		First lien senior secured loan	11.30%	SOFR (Q)	6.25%	10/2019	03/2028		10.7	10.7	10.5	(2)(11)
		First lien senior secured loan	11.29%	SOFR (Q)	6.25%	08/2019	03/2028		12.9	12.9	12.6	(2)(11)
		First lien senior secured loan	11.30%	SOFR (Q)	6.25%	02/2019	03/2028		4.5	4.5	4.4	(2)(11)
		First lien senior secured loan	11.30%	SOFR (Q)	6.25%	10/2021	03/2028		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.30%	SOFR (Q)	6.25%	11/2021	03/2028		0.1	0.1	0.1	(2)(11)
		Common units				07/2022		33,293		4.7	4.9
										93.2	91.5

										2,623.2	2,382.6		23.71%
Commercial and Professional Services
Accommodations Plus Technologies LLC and Accommodations Plus Technologies Holdings LLC (15)	Provider of outsourced crew accommodations and logistics management solutions to the airline industry	First lien senior secured revolving loan	12.80%	SOFR (Q)	7.75%	05/2018	05/2024		4.1	4.1	4.1	(2)(11)
		Class A common units				05/2018		236,358		4.3	7.5
										8.4	11.6
Aero Operating LLC	Provider of snow removal and melting service for airports and marine terminals	First lien senior secured loan	13.74%	SOFR (Q)	9.00%	02/2020	02/2026		36.1	36.1	33.9	(2)(11)
		First lien senior secured loan	13.74%	SOFR (Q)	9.00%	12/2021	02/2026		1.1	1.1	1.1	(2)(11)
										37.2	35.0
AI Fire Buyer, Inc. and AI Fire Parent LLC (15)	Provider of fire safety and life safety services	First lien senior secured revolving loan	11.26%	SOFR (S)	6.00%	03/2021	03/2027		1.9	1.9	1.9	(2)(11)
		First lien senior secured loan	11.13%	SOFR (S)	6.00%	03/2021	03/2027		30.6	30.6	30.6	(2)(11)
		First lien senior secured loan	11.57%	SOFR (S)	6.00%	06/2022	03/2027		3.4	3.4	3.4	(2)(11)
		Second lien senior secured loan	16.11% PIK	SOFR (S)	11.00%	03/2021	09/2027		47.4	47.4	47.4	(2)(11)
		Second lien senior secured loan	16.11% PIK	SOFR (S)	11.00%	05/2022	09/2027		10.7	10.7	10.7	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Second lien senior secured loan	16.11% PIK	SOFR (S)	11.00%	06/2022	09/2027		10.4	10.4	10.4	(2)(11)
		Common units				03/2021		46,990		4.7	6.0	(2)
										109.1	110.4
Applied Technical Services, LLC (15)	Provider engineering, testing, and inspection services to various industrial, commercial and consumer customers	First lien senior secured revolving loan	12.75%	Base Rate (Q)	4.75%	05/2022	12/2026		2.6	2.5	2.6	(2)(11)
		First lien senior secured loan	10.91%	LIBOR (Q)	5.75%	05/2022	12/2026		0.9	0.9	0.9	(2)(11)
										3.4	3.5
Argenbright Holdings V, LLC and Amberstone Security Group Limited (15)	Provider of outsourced security guard services, outsourced facilities management and outsourced aviation services	First lien senior secured loan	12.09%	SOFR (Q)	7.25%	08/2022	11/2026		6.0	5.9	6.0	(2)(6)(11)
		First lien senior secured loan	12.08%	SOFR (Q)	7.25%	11/2021	11/2026		0.1	0.1	0.1	(2)(6)(11)
										6.0	6.1
BH-Sharp Holdings LP	Provider of commercial knife sharpening and cutlery services in the restaurant industry	Common units				03/2017		2,950,000		3.0	2.9	(2)
Capstone Acquisition Holdings, Inc. and Capstone Parent Holdings, LP (15)	Outsourced supply chain solutions provider to operators of distribution centers	First lien senior secured revolving loan				11/2020	11/2025		—	—	—	(13)
		First lien senior secured loan	9.66%	LIBOR (M)	4.75%	11/2020	11/2027		0.2	0.2	0.2	(2)(11)
		Second lien senior secured loan	13.66%	LIBOR (M)	8.75%	11/2020	11/2028		68.3	68.3	68.3	(2)(11)
		Class A units				11/2020		10,581		10.6	19.6	(2)
										79.1	88.1
Compex Legal Services, Inc. (15)	Provider of outsourced litgated and non-litigated medical records retrieval services	First lien senior secured revolving loan	10.45%	SOFR (Q)	5.45%	05/2022	02/2025		2.0	1.9	2.0	(2)(11)
		First lien senior secured revolving loan	10.20%	LIBOR (Q)	5.25%	05/2022	02/2025		0.2	0.2	0.2	(2)(11)
										2.1	2.2
DTI Holdco, Inc. and OPE DTI Holdings, Inc.	Provider of legal process outsourcing and managed services	Class A common stock				08/2014		7,500		7.5	6.3	(2)
		Class B common stock				08/2014		7,500		—	—	(2)
										7.5	6.3
Elevation Services Parent Holdings, LLC (15)	Elevator service platform	First lien senior secured revolving loan	11.40%	LIBOR (Q)	6.25%	12/2020	12/2026		1.4	1.4	1.3	(2)(11)(14)
		First lien senior secured loan	11.38%	LIBOR (Q)	6.25%	05/2022	12/2026		9.1	9.1	8.7	(2)(11)
		First lien senior secured loan	11.39%	LIBOR (Q)	6.25%	12/2020	12/2026		10.2	10.2	9.7	(2)(11)
										20.7	19.7

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
HAI Acquisition Corporation and Aloha Topco, LLC (15)	Professional employer organization offering human resources, compliance and risk management services	First lien senior secured loan	10.91%	SOFR (M)	6.00%	11/2017	11/2025		60.4	60.4	60.4	(2)(11)
		First lien senior secured loan	11.66%	SOFR (M)	6.75%	12/2022	11/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.91%	SOFR (M)	6.00%	09/2021	11/2025		0.1	0.1	0.1	(2)(11)
		Class A units				11/2017		16,980		1.7	3.1	(2)
										62.3	63.7
HH-Stella, Inc. and Bedrock Parent Holdings, LP (15)	Provider of municipal solid waste transfer management services	First lien senior secured revolving loan	10.38%	LIBOR (M)	5.50%	04/2021	04/2027		2.8	2.8	2.6	(2)(11)
		First lien senior secured loan	10.63%	LIBOR (Q)	5.50%	04/2021	04/2028		8.9	8.9	8.6	(2)(11)
		Class A units				04/2021		25,490		2.5	1.8	(2)
										14.2	13.0
ISQ Hawkeye Holdco, Inc. and ISQ Hawkeye Holdings, L.P. (15)	Provider of commercial and industrial waste processing and disposal services	First lien senior secured revolving loan	13.25%	Base Rate (Q)	5.25%	08/2022	08/2028		3.5	3.5	3.5	(2)(11)(14)
		First lien senior secured loan	11.01%	SOFR (M)	6.25%	08/2022	08/2029		3.5	3.5	3.4	(2)(11)
		Class A units				09/2022		12,501		12.5	13.1	(2)
										19.5	20.0
Kellermeyer Bergensons Services, LLC	Provider of janitorial and facilities management services	First lien senior secured loan	10.83%	LIBOR (Q)	6.00%	11/2019	11/2026		56.6	56.5	49.3	(2)(11)
		First lien senior secured loan	10.83%	LIBOR (Q)	6.00%	07/2021	11/2026		0.1	0.1	0.1	(2)(11)
										56.6	49.4
KPS Global LLC and Cool Group LLC	Manufacturer of walk-in cooler and freezer systems	First lien senior secured loan	10.41%	SOFR (M)	5.50%	04/2017	04/2024		11.7	11.7	11.7	(2)(11)
		First lien senior secured loan	10.41%	SOFR (M)	5.50%	11/2018	04/2024		3.1	3.1	3.1	(2)(11)
		Class A units				09/2018		13,292		1.1	5.4
										15.9	20.2
Laboratories Bidco LLC and Laboratories Topco LLC (15)	Lab testing services for nicotine containing products	First lien senior secured revolving loan	10.59%	LIBOR (M)	5.75%	07/2021	07/2027		13.4	13.4	12.7	(2)(11)
		First lien senior secured loan	10.78%	LIBOR (Q)	5.75%	10/2019	07/2027		40.2	40.6	38.2	(2)(11)
		First lien senior secured loan	10.88%	LIBOR (Q)	5.75%	07/2021	07/2027		4.4	4.4	4.2	(2)(11)
		First lien senior secured loan	10.89%	LIBOR (Q)	5.75%	10/2020	07/2027		0.1	0.1	0.1	(2)(11)
		Class A units				07/2021		3,099,335		4.6	4.4	(2)
										63.1	59.6
LJP Purchaser, Inc. and LJP Topco, LP (15)	Provider of non-hazardous solid waste and recycling services	First lien senior secured loan	11.25%	SOFR (Q)	6.25%	09/2022	09/2028		8.5	8.5	8.4	(2)(11)
		Class A units	8.00% PIK			09/2022		5,098,000		5.3	5.2	(2)
										13.8	13.6
Marmic Purchaser, LLC and Marmic Topco, L.P. (15)	Provider of recurring fire protection services	First lien senior secured loan	11.80%	SOFR (S)	6.00%	02/2022	03/2027		1.2	1.2	1.2	(2)(11)
		First lien senior secured loan	11.04%	SOFR (S)	6.00%	03/2021	03/2027		0.2	0.2	0.2	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Limited partnership units	8.00% PIK			03/2021		1,929,237		2.3	3.1	(2)
										3.7	4.5
Microstar Logistics LLC, Microstar Global Asset Management LLC, MStar Holding Corporation and Kegstar USA Inc.	Keg management solutions provider	Second lien senior secured loan	15.86% (11.20% PIK)	SOFR (S)	11.00%	08/2020	07/2025		163.7	163.7	163.7	(2)(11)
		Series A preferred stock				08/2020		1,507		1.5	2.9	(2)
		Common stock				12/2012		54,710		4.9	8.3	(2)
										170.1	174.9
NAS, LLC and Nationwide Marketing Group, LLC (15)	Buying and marketing services organization for appliance, furniture and consumer electronics dealers	First lien senior secured revolving loan	11.55%	SOFR (Q)	6.50%	11/2020	06/2024		0.6	0.6	0.6	(2)(11)
		First lien senior secured loan	11.55%	SOFR (Q)	6.50%	11/2020	06/2024		6.3	6.3	6.3	(2)(11)
		First lien senior secured loan	11.55%	SOFR (Q)	6.50%	12/2021	06/2024		2.3	2.3	2.3	(2)(11)
		First lien senior secured loan	11.55%	SOFR (Q)	6.50%	05/2022	06/2024		1.3	1.3	1.3	(2)(11)
										10.5	10.5
Neptune Bidco US Inc. and Elliott Metron Co-Investor Aggregator L.P. (15)	Provider of audience insights, data and analytics to entertainment industry	First lien senior secured loan	9.74%	SOFR (Q)	5.00%	10/2022	04/2029		99.3	90.8	89.1	(2)(11)
		First lien senior secured loan	9.49%	SOFR (Q)	4.75%	10/2022	10/2028		74.0	68.7	64.4	(2)(11)
		First lien senior secured note	9.29%			11/2022	04/2029		52.8	51.4	49.0	(2)(18)
		First lien senior secured loan	7.27%	Euribor (Q)	5.00%	10/2022	04/2029		16.4	13.5	13.9	(2)
		Second lien senior secured loan	14.49%	SOFR (Q)	9.75%	10/2022	10/2029		221.3	221.3	201.4	(2)(11)
		Limited partnership interests				10/2022		4,040,000		4.0	4.0	(2)
										449.7	421.8
Nest Topco Borrower Inc., KKR Nest Co-Invest L.P., and NBLY 2021-1	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan	13.46%	LIBOR (Q)	8.50%	09/2021	08/2029		119.1	119.1	117.9	(2)(11)
		Limited partner interest				09/2021		9,725,000		9.7	10.2	(2)
										128.8	128.1
North American Fire Holdings, LLC and North American Fire Ultimate Holdings, LLC (15)	Provider of fire safety and life safety services	First lien senior secured loan	10.55%	SOFR (Q)	5.50%	05/2021	05/2027		19.9	19.9	19.9	(2)(11)
		First lien senior secured loan	10.55%	SOFR (Q)	5.50%	03/2022	05/2027		2.8	2.8	2.8	(2)(11)
		Common units				05/2021		884,916		0.9	2.8	(2)
										23.6	25.5
North Haven Fairway Buyer, LLC, Fairway Lawns, LLC and Command Pest Control, LLC (15)	Provider of lawncare services	First lien senior secured loan	11.32%	SOFR (Q)	6.50%	12/2022	05/2028		11.1	11.0	10.7	(2)(11)
North Haven Stack Buyer, LLC (15)	Provider of environmental testing services	First lien senior secured revolving loan	10.37%	SOFR (Q)	5.50%	07/2021	07/2027		1.0	1.0	1.0	(2)(11)
		First lien senior secured loan	10.35%	SOFR (Q)	5.50%	07/2021	07/2027		7.7	7.6	7.4	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										8.6	8.4
Petroleum Service Group LLC (15)	Provider of operational services for US petrochemical and refining companies	First lien senior secured revolving loan	11.06%	LIBOR (Q)	6.00%	07/2019	07/2025		1.6	1.6	1.6	(2)(11)(14)
		First lien senior secured loan	10.83%	LIBOR (Q)	6.00%	07/2019	07/2025		34.4	34.4	34.4	(2)(11)
		First lien senior secured loan	10.99%	LIBOR (Q)	6.00%	12/2021	07/2025		11.4	11.4	11.4	(2)(11)
		First lien senior secured loan	9.75%	LIBOR (Q)	4.75%	12/2021	07/2025		0.1	0.1	0.1	(2)(11)
										47.5	47.5
Pritchard Industries, LLC and LJ Pritchard TopCo Holdings, LLC	Provider of janitorial and facilities management services	First lien senior secured loan	10.52%	SOFR (S)	5.50%	10/2021	10/2027		68.2	68.2	65.5	(2)(11)
		Class A units				10/2021		7,900,000		7.9	6.5	(2)
										76.1	72.0
PS Operating Company LLC and PS Op Holdings LLC (5)(15)	Specialty distributor and solutions provider to the swine and poultry markets	First lien senior secured revolving loan	11.16%	LIBOR (Q)	6.00%	12/2021	12/2024		4.5	4.5	4.5	(2)(11)
		First lien senior secured loan	11.16%	LIBOR (Q)	6.00%	12/2021	12/2024		14.9	14.9	14.9	(2)(11)
		Common unit				12/2021		279,200		7.4	7.5	(2)
										26.8	26.9
R2 Acquisition Corp.	Marketing services	Common stock				05/2007		250,000		0.2	0.2	(2)
RC V Tecmo Investor LLC	Technology based aggregator for facility maintenance services	Common member units				08/2020		9,624,000		8.3	22.8	(2)
RE Community Holdings GP, LLC and RE Community Holdings, LP	Operator of municipal recycling facilities	Limited partnership interest				03/2011		2.86%		—	—	(2)
		Limited partnership interest				03/2011		2.49%		—	—	(2)
										—	—
Registrar Intermediate, LLC and PSP Registrar Co-Investment Fund, L.P. (15)	Provider of FDA registration and consulting services	First lien senior secured loan	9.84%	LIBOR (M)	5.00%	08/2021	08/2027		2.7	2.7	2.7	(2)(11)
		Limited partner interests				08/2021		1.13%		2.7	3.2	(2)
										5.4	5.9
Rodeo AcquisitionCo LLC (15)	Provider of food inspection and recovery services	First lien senior secured revolving loan	10.94%	LIBOR (Q)	6.00%	07/2021	07/2027		1.7	1.7	1.6	(2)(11)
		First lien senior secured loan	10.95%	LIBOR (Q)	6.00%	07/2021	07/2027		16.9	16.9	16.0	(2)(11)
										18.6	17.6
Schill Landscaping and Lawn Care Services LLC, Tender Lawn Care ULC and Landscape Parallel Partners, L.P. (15)	Provider of landscape design and planning, and snow removal services	First lien senior secured revolving loan	10.59%	LIBOR (M)	5.75%	12/2021	12/2027		0.5	0.5	0.5	(2)(11)
		First lien senior secured loan	10.59%	LIBOR (M)	5.75%	12/2021	12/2027		1.9	1.9	1.9	(2)(11)
		Class A units				12/2021		5,154		12.9	17.9	(2)
										15.3	20.3
Shermco Intermediate Holdings, Inc. (15)	Provider of electrician services	First lien senior secured revolving loan	11.31%	SOFR (M)	6.50%	05/2022	06/2024		1.6	1.5	1.6	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
SSE Buyer, Inc., Supply Source Enterprises, Inc., Impact Products LLC, The Safety Zone, LLC and SSE Parent, LP	Manufacturer and distributor of personal protection equipment, commercial cleaning, maintenance and safety products	Second lien senior secured loan				06/2020	06/2026		22.5	21.0	11.2	(2)(10)
		Limited partnership class A-1 units				06/2020		2,173		1.1	—	(2)
		Limited partnership class A-2 units				06/2020		2,173		1.1	—	(2)
										23.2	11.2
Startec Equity, LLC (5)	Communication services	Member interest				04/2010		190,581		—	—
Stealth Holding LLC and UCIT Online Security Inc.	Live video monitoring solutions provider	First lien senior secured loan	11.53%	SOFR (Q)	6.75%	03/2021	03/2026		52.8	52.8	52.3	(2)(6)(11)
		First lien senior secured loan	11.59%	SOFR (Q)	6.75%	03/2022	03/2026		5.2	5.2	5.1	(2)(6)(11)
		First lien senior secured loan	13.75%	Base Rate (Q)	5.75%	03/2021	03/2026		0.8	0.8	0.8	(2)(6)(11)
										58.8	58.2
Systems Planning and Analysis, Inc. (15)	Provider of systems engineering and technical assistance to the US Department of Defense	First lien senior secured revolving loan	11.10%	SOFR (Q)	5.75%	05/2022	08/2027		1.1	1.0	1.1	(2)(11)
		First lien senior secured loan	10.76%	SOFR (Q)	5.75%	05/2022	08/2027		1.0	1.0	1.0	(2)(11)
										2.0	2.1
The NPD Group, L.P., IRI Group Holdings, Inc., Information Resources, Inc. and IRI-NPD Co-Invest Aggregator, L.P. (15)	Market research company focused on the consumer packaged goods industry	First lien senior secured revolving loan	10.49%	SOFR (M)	5.75%	08/2022	12/2027		2.0	2.0	2.0	(2)(11)(14)
		First lien senior secured loan	10.95% (2.85% PIK)	SOFR (M)	6.25%	08/2022	12/2028		214.5	214.5	210.2	(2)(11)
		Class A units				08/2022		11,242		11.6	15.7	(2)
										228.1	227.9
Thermostat Purchaser III, Inc. (15)	Provider of commercial HVAC equipment maintenance and repair services	First lien senior secured revolving loan				08/2021	08/2026		—	—	—	(13)
		Second lien senior secured loan	12.20%	LIBOR (Q)	7.25%	08/2021	08/2029		23.0	23.0	22.1	(2)(11)
										23.0	22.1
Visual Edge Technology, Inc.	Provider of outsourced office solutions with a focus on printer and copier equipment and other parts and supplies	First lien senior secured loan	11.96% (1.25% PIK)	LIBOR (Q)	7.00%	08/2017	08/2022		32.6	32.6	29.4	(2)(11)
		Senior subordinated loan				08/2017	09/2024		108.0	87.5	48.5	(2)(10)
		Warrant to purchase shares of common stock				08/2017	08/2027	10,358,572		3.9	—	(2)
										124.0	77.9
VRC Companies, LLC (15)	Provider of records and information management services	Senior subordinated loan	12.00% (2.00% PIK)			05/2022	06/2028		5.1	5.1	4.8	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Wash Encore Holdings, LLC	Provider of outsourced healthcare linen management solutions	First lien senior secured loan	10.85%	LIBOR (S)	5.75%	07/2021	07/2027		98.3	98.3	96.3	(2)(11)
XIFIN, Inc. and ACP Charger Co-Invest LLC (15)	Revenue cycle management provider to labs	First lien senior secured revolving loan	10.74%	LIBOR (Q)	5.75%	02/2020	02/2026		2.2	2.2	2.2	(2)(11)
		First lien senior secured loan	10.91%	LIBOR (Q)	5.75%	12/2021	02/2026		36.9	36.9	36.1	(2)(11)
		First lien senior secured loan	10.91%	LIBOR (Q)	5.75%	07/2021	02/2026		0.1	0.1	0.1	(2)(11)
		Class A units				02/2020		180,000		1.8	3.5	(2)
		Class B units				12/2021		46,363		0.9	0.9	(2)
										41.9	42.8

										2,132.0	2,067.8		20.58%
Investment Funds and Vehicles
ACAS Equity Holdings Corporation (5)	Investment company	Common stock				01/2017		589		0.4	0.4	(6)
ARES 2007-3R	Investment vehicle	Subordinated notes				01/2017	04/2021	20,000,000		—	0.1	(6)
Blue Wolf Capital Fund II, L.P. (4)	Investment partnership	Limited partnership interest				01/2017		8.50%		—	0.1	(6)(18)
CoLTs 2005-1 Ltd. (5)	Investment vehicle	Preferred shares				01/2017	03/2015	360		—	—	(6)
CREST Exeter Street Solar 2004-1	Investment vehicle	Preferred shares				01/2017	06/2039	3,500,000		—	—	(6)
European Capital UK SME Debt LP (4)(16)	Investment partnership	Limited partnership interest				01/2017		45.00%		18.0	27.1	(6)
HCI Equity, LLC (5)	Investment company	Member interest				04/2010		100.00%		—	—	(6)(18)
Partnership Capital Growth Investors III, L.P.	Investment partnership	Limited partnership interest				10/2011		2.50%		1.8	4.0	(2)(6)(18)
PCG-Ares Sidecar Investment II, L.P. (4)(16)	Investment partnership	Limited partnership interest				10/2014		100.00%		7.1	16.6	(2)(6)
PCG-Ares Sidecar Investment, L.P. (4)(16)	Investment partnership	Limited partnership interest				05/2014		100.00%		4.3	0.7	(6)
Piper Jaffray Merchant Banking Fund I, L.P.	Investment partnership	Limited partnership interest				08/2012		2.00%		0.1	0.5	(6)(18)
Senior Direct Lending Program, LLC (5)(17)	Co-investment vehicle	Subordinated certificates	13.19%	LIBOR (Q)	8.00%	07/2016	12/2036		1,281.7	1,281.7	1,230.4	(6)(12)
		Membership interest						87.50%		—	—	(6)
										1,281.7	1,230.4
VSC Investors LLC	Investment company	Membership interest				01/2008		1.95%		—	0.5	(2)(6)(18)

										1,313.4	1,280.4		12.74%
Insurance Services
Alera Group, Inc.	Insurance service provider	First lien senior secured loan	10.91%	SOFR (M)	6.00%	09/2021	10/2028		60.5	60.5	59.3	(2)(11)
Amynta Agency Borrower Inc. and Amynta Warranty Borrower Inc.	Insurance service provider	First lien senior secured loan	9.89%	SOFR (Q)	5.00%	02/2023	02/2028		1.0	1.0	1.0	(2)(18)
AQ Sunshine, Inc. (15)	Specialized insurance broker	First lien senior secured revolving loan	11.22%	LIBOR (Q)	6.25%	04/2019	04/2024		3.0	3.0	2.9	(2)(11)
		First lien senior secured loan	11.41%	LIBOR (Q)	6.25%	01/2022	04/2025		8.9	8.9	8.6	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	11.41%	LIBOR (Q)	6.25%	04/2019	04/2025		8.5	8.5	8.1	(2)(11)
		First lien senior secured loan	11.41%	LIBOR (Q)	6.25%	10/2020	04/2025		5.6	5.6	5.3	(2)(11)
		First lien senior secured loan	11.41%	LIBOR (Q)	6.25%	05/2022	04/2025		1.0	1.0	1.0	(2)(11)
		First lien senior secured loan	11.41%	LIBOR (Q)	6.25%	06/2021	04/2025		0.1	0.1	0.1	(2)(11)
										27.1	26.0
Ardonagh Midco 2 plc and Ardonagh Midco 3 plc (15)	Insurance broker and underwriting servicer	First lien senior secured loan	11.25%	LIBOR (S)	6.00%	08/2021	07/2026		90.0	90.0	89.1	(2)(6)(11)
		First lien senior secured loan	9.57%	Euribor (S)	6.75%	08/2022	07/2026		67.8	64.5	67.8	(2)(6)(11)
		First lien senior secured loan	11.74%	SONIA (S)	7.25%	06/2020	07/2026		76.6	79.4	76.6	(2)(6)(11)
		First lien senior secured loan	12.22%	SOFR (S)	7.00%	08/2022	07/2026		15.6	15.6	15.6	(2)(6)(11)
		First lien senior secured loan	10.07%	Euribor (S)	7.25%	06/2020	07/2026		7.1	7.5	7.1	(2)(6)(11)
		Senior subordinated loan	11.50% PIK			06/2020	01/2027		1.4	1.4	1.3	(2)(6)(18)
										258.4	257.5
Benecon Midco II LLC and Locutus Holdco LLC (15)	Employee benefits provider for small and mid-size employers	Common units				12/2020		9,803,682		10.0	24.5
Benefytt Technologies, Inc. (15)	Health insurance sales platform provider	First lien senior secured loan				08/2021	08/2027		29.7	29.0	14.8	(2)(10)
Captive Resources Midco, LLC (15)	Provider of independent consulting services to member-owned group captives	First lien senior secured loan	7.43%	SOFR (M)	2.63%	07/2022	07/2029		0.1	0.1	0.1	(2)(11)
Foundation Risk Partners, Corp. (15)	Full service independent insurance agency	First lien senior secured loan	11.00%	SOFR (Q)	6.00%	10/2021	10/2028		104.4	104.4	102.3	(2)(11)
		First lien senior secured loan	11.00%	SOFR (Q)	6.00%	04/2022	10/2028		30.2	30.2	29.6	(2)(11)
										134.6	131.9
Galway Borrower LLC (15)	Insurance service provider	First lien senior secured revolving loan	10.41%	LIBOR (Q)	5.25%	09/2021	09/2027		1.9	1.9	1.8	(2)(11)(14)
		First lien senior secured loan	10.15%	LIBOR (Q)	5.25%	09/2021	09/2028		34.1	34.1	33.1	(2)(11)
										36.0	34.9
High Street Buyer, Inc. and High Street Holdco LLC (15)(16)	Insurance brokerage platform	First lien senior secured loan	11.05%	LIBOR (Q)	6.00%	04/2021	04/2028		22.7	22.7	22.5	(2)(11)
		First lien senior secured loan	10.80%	LIBOR (Q)	5.75%	02/2022	04/2028		14.7	14.7	14.4	(2)(11)
		First lien senior secured loan	11.05%	LIBOR (Q)	6.00%	08/2021	04/2028		12.2	12.2	12.1	(2)(11)
		Series A preferred units	10.00% PIK			04/2021		119,432,528		137.6	125.3	(2)
		Series A common units				04/2021		4,649,000		5.5	6.7	(2)
		Series C common units				04/2021		6,107,521		0.7	8.8	(2)
										193.4	189.8
Inszone Mid, LLC and INSZ Holdings, LLC (15)	Insurance brokerage firm	First lien senior secured loan	11.91%	SOFR (M)	7.00%	11/2022	11/2028		19.1	19.1	18.5	(2)(11)
		Limited partnership interests				11/2022		265,285		1.7	1.8
										20.8	20.3
K2 Insurance Services, LLC and K2 Holdco LP (15)	Specialty insurance and managing general agency	First lien senior secured loan	10.16%	LIBOR (Q)	5.00%	07/2019	07/2026		50.3	50.3	50.3	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	10.16%	LIBOR (Q)	5.00%	12/2021	07/2026		3.2	3.2	3.2	(2)(11)
		First lien senior secured loan	10.01%	LIBOR (Q)	5.00%	08/2021	07/2026		0.2	0.2	0.2	(2)(11)
		Common units				07/2019		799,000		0.8	2.9	(2)
										54.5	56.6
OneDigital Borrower LLC (15)	Benefits broker and outsourced workflow automation platform provider for brokers	First lien senior secured revolving loan				11/2020	11/2025			—	—	(2)(13)
Patriot Growth Insurance Services, LLC (15)	National retail insurance agency	First lien senior secured loan	10.35%	LIBOR (Q)	5.50%	10/2021	10/2028		15.9	15.7	15.3	(2)(11)
People Corporation (15)	Provider of group benefits, group retirement and human resources services	First lien senior secured revolving loan	11.28%	CDOR (Q)	6.25%	02/2021	02/2027		1.3	1.3	1.3	(2)(6)(11)
		First lien senior secured loan	11.24%	LIBOR (Q)	6.25%	02/2021	02/2028		26.1	27.8	26.1	(2)(6)(11)
		First lien senior secured loan	11.24%	CDOR (Q)	6.25%	02/2021	02/2028		12.7	13.9	12.7	(2)(6)(11)
		First lien senior secured loan	10.49%	CDOR (Q)	5.50%	09/2021	02/2028		8.5	8.9	8.3	(2)(6)(11)
										51.9	48.4
Riser Merger Sub, Inc. (15)	Insurance program administrator	First lien senior secured revolving loan	12.75%	Base Rate (Q)	4.75%	08/2022	08/2028		0.4	0.4	0.4	(2)(11)
		First lien senior secured loan	10.65%	SOFR (Q)	5.75%	08/2022	08/2028		1.5	1.5	1.5	(2)(11)
		First lien senior secured loan	9.93%	SONIA (Q)	5.75%	08/2022	08/2028		0.7	0.7	0.6	(2)(11)
										2.6	2.5
RSC Acquisition, Inc. and RSC Insurance Brokerage, Inc. (15)	Insurance broker	First lien senior secured revolving loan	10.68%	LIBOR (Q)	5.50%	11/2019	10/2026		0.3	0.3	0.3	(2)(11)
		First lien senior secured loan	10.35%	SOFR (Q)	5.50%	11/2019	10/2026		32.7	32.7	31.7	(2)(11)
										33.0	32.0
SageSure Holdings, LLC & Insight Catastrophe Group, LLC (15)	Insurance service provider	Second lien senior secured loan	10.67%	SOFR (M)	5.75%	01/2022	01/2028		0.7	0.7	0.7	(2)(11)
		Series A units				02/2022		732		15.6	18.3
										16.3	19.0
SCM Insurance Services Inc. (15)	Provider of claims management, claims investigation & support and risk management solutions for the Canadian property and casualty insurance industry	First lien senior secured loan	11.27%	CDOR (Q)	6.25%	06/2022	08/2024		0.1	0.1	0.1	(2)(6)(11)
SelectQuote, Inc.	Direct to consumer insurance distribution platform	First lien senior secured loan	12.91% (2.08% PIK)	SOFR (M)	8.00%	11/2019	11/2024		22.2	22.2	19.5	(2)(11)
SG Acquisition, Inc.	Provider of insurance solutions for car sales	First lien senior secured loan	9.84%	LIBOR (M)	5.00%	01/2020	01/2027		33.8	33.8	33.5	(2)(11)
Spring Insurance Solutions, LLC	Technology-based direct to consumer sales and marketing platform for insurance products	First lien senior secured loan	11.66%	LIBOR (Q)	6.50%	11/2020	11/2025		22.0	22.0	19.3	(2)(11)
THG Acquisition, LLC (15)	Multi-line insurance broker	First lien senior secured revolving loan	10.59%	LIBOR (M)	5.75%	12/2019	12/2025		1.0	1.0	1.0	(2)(11)
		First lien senior secured loan	10.34%	LIBOR (M)	5.50%	12/2021	12/2026		20.4	20.4	20.0	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	10.59%	LIBOR (M)	5.75%	12/2020	12/2026		14.8	14.8	14.7	(2)(11)
		First lien senior secured loan	10.59%	LIBOR (M)	5.75%	12/2019	12/2026		0.1	0.1	0.1	(2)(11)
										36.3	35.8

										1,059.3	1,042.1		10.37%
Power Generation
Apex Clean Energy TopCo, LLC (4)(16)	Developer, builder and owner of utility-scale wind and solar power facilities	Class A common units				11/2021		1,335,610		98.7	150.6
Ferrellgas, L.P. and Ferrellgas Partners, L.P.	Distributor of propane and related accessories	Senior preferred units	8.96%			03/2021		59,422		59.5	60.0
		Class B units				09/2022		59,428		14.9	14.9	(2)
										74.4	74.9
Heelstone Renewable Energy, LLC and Heelstone Renewable Energy Investors, LLC (5)	Developer of utility scale solar systems	First lien senior secured loan	11.00% (8.54% PIK)			04/2021	04/2024		81.5	81.5	81.5	(2)
		Class A1 units				04/2021		76,446,352		77.1	134.4
		Class A2 units				03/2022		4,072,278		3.8	7.2
										162.4	223.1
Opal Fuels LLC and Opal Fuels Inc.	Owner of natural gas facilities	Senior subordinated loan	8.00% PIK			07/2022	12/2026		29.1	25.5	29.1	(6)
		Class A common stock				07/2022		3,059,533		23.3	21.3	(6)(18)
										48.8	50.4
PosiGen, Inc.	Seller and leaser of solar power systems for residential and commercial customers	Warrant to purchase shares of series D-1 preferred stock				06/2021	06/2028	101,555		—	—	(2)
		Warrant to purchase shares of common stock				01/2020	01/2027	1,112,022		—	—	(2)
										—	—
Potomac Intermediate Holdings II LLC (5)	Gas turbine power generation facilities operator	Series A units				11/2021		226,884,442		185.7	134.0
Riverview Power LLC	Operator of natural gas and oil fired power generation facilities	First lien senior secured loan	14.16%	LIBOR (Q)	9.00%	08/2021	06/2024		42.4	41.8	42.4	(2)(11)
SE1 Generation, LLC	Solar power developer	Senior subordinated loan	12.25% (9.70% PIK)			12/2019	05/2023		55.9	55.9	55.9	(2)
Sunrun Atlas Depositor 2019-2, LLC and Sunrun Atlas Holdings 2019-2, LLC	Residential solar energy provider	First lien senior secured loan	3.61%			10/2019	02/2055		0.1	0.1	0.1	(2)
		Senior subordinated loan	11.55% (6.70% PIK)	LIBOR (Q)	6.75%	11/2019	11/2025		150.3	150.3	138.3	(2)(11)
										150.4	138.4
Sunrun Luna Holdco 2021, LLC (15)	Residential solar energy provider	Senior subordinated revolving loan	10.15%	SOFR (Q)	5.25%	03/2022	04/2024		65.3	65.3	64.0	(2)(6)
Sunrun Xanadu Issuer 2019-1, LLC and Sunrun Xanadu Holdings 2019-1, LLC	Residential solar energy provider	First lien senior secured loan	3.98%			06/2019	06/2054		0.3	0.3	0.3	(2)
		Senior subordinated loan	10.00% (5.50% PIK)	LIBOR (Q)	6.75%	06/2019	07/2030		73.7	73.7	68.6	(2)(11)
										74.0	68.9

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										957.4	1002.6		9.98%
Consumer Durables and Apparel
Badger Sportswear Acquisition, Inc.	Provider of team uniforms and athletic wear	Second lien senior secured loan	13.89%	LIBOR (Q)	9.00%	09/2016	06/2024		56.8	56.8	56.8	(2)(11)
Bowhunter Holdings, LLC	Provider of branded archery and bowhunting accessories	Common units				04/2014		421		4.2	—
Centric Brands LLC and Centric Brands GP LLC (15)	Designer, marketer and distributor of licensed and owned apparel	First lien senior secured revolving loan	10.39%	SOFR (Q)	5.75%	05/2020	10/2024		5.4	5.4	5.2	(2)(11)
		First lien senior secured loan	13.81% (6.70% PIK)	SOFR (Q)	9.00%	10/2018	10/2025		76.7	76.6	69.0	(2)(11)
		Membership interests				10/2018		279,392		2.9	—	(2)
										84.9	74.2
DRS Holdings III, Inc. and DRS Holdings I, Inc. (15)	Footwear and orthopedic foot-care brand	First lien senior secured loan	10.90%	LIBOR (Q)	5.75%	11/2019	11/2025		27.9	27.9	26.2	(2)(11)
		First lien senior secured loan	10.90%	LIBOR (Q)	5.75%	06/2021	11/2025		25.7	25.7	24.2	(2)(11)
		Common stock				11/2019		8,549		8.5	7.2	(2)
										62.1	57.6
Implus Footcare, LLC	Provider of footwear and other accessories	First lien senior secured loan	14.30% (1.50% PIK)	SOFR (Q)	9.25%	06/2017	04/2024		116.9	116.9	99.4	(2)(11)
		First lien senior secured loan	14.30% (0.25% PIK)	SOFR (Q)	9.25%	07/2018	04/2024		5.0	5.0	4.3	(2)(11)
		First lien senior secured loan	14.30% (0.25% PIK)	SOFR (Q)	9.25%	06/2016	04/2024		1.3	1.3	1.1	(2)(11)
										123.2	104.8
Johnnie-O Inc. and Johnnie-O Holdings Inc.	Apparel retailer	First lien senior secured loan	11.14% (4.71% PIK)	SOFR (Q)	6.25%	03/2022	03/2027		19.2	18.4	19.2	(2)(11)
		First lien senior secured loan	11.21%	SOFR (Q)	6.25%	02/2023	03/2027		4.0	3.5	4.0	(2)(11)
		Series A convertible preferred stock				03/2022		144,210		4.2	4.1	(2)
		Warrant to purchase shares of common stock				03/2022	03/2032	93,577		1.5	2.7	(2)
										27.6	30.0
Lew's Intermediate Holdings, LLC (15)	Outdoor brand holding company	First lien senior secured loan	9.89%	SOFR (Q)	5.00%	02/2021	02/2028		1.0	1.0	0.9	(2)(11)
New Era Cap, LLC	Sports apparel manufacturing company	First lien senior secured loan	10.82%	LIBOR (Q)	6.00%	01/2022	07/2027		27.4	27.4	27.4	(2)(11)
Pelican Products, Inc. (15)	Flashlights manufacturer	Second lien senior secured loan	12.91%	LIBOR (Q)	7.75%	12/2021	12/2029		60.0	60.0	54.6	(2)(11)
Rawlings Sporting Goods Company, Inc. and Easton Diamond Sports, LLC	Sports equipment manufacturing company	First lien senior secured loan	11.91%	LIBOR (Q)	6.75%	12/2020	12/2026		49.6	49.6	49.6	(2)(11)
		First lien senior secured loan	11.91%	LIBOR (Q)	6.75%	11/2021	12/2026		0.1	0.1	0.1	(2)(11)
										49.7	49.7
Reef Lifestyle, LLC	Apparel retailer	First lien senior secured revolving loan	14.82% (2.00% PIK)	SOFR (Q)	10.00%	10/2018	02/2025		50.2	50.2	47.7	(2)(11)(14)
		First lien senior secured revolving loan	14.81% PIK	SOFR (M)	10.00%	07/2020	02/2025		1.4	1.4	1.4	(2)(11)(14)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	14.89% (2.00% PIK)	LIBOR (Q)	10.00%	10/2018	10/2024		23.3	23.3	22.2	(2)(11)
		First lien senior secured loan	14.89% PIK	LIBOR (Q)	5.75%	07/2020	10/2024		1.6	1.6	1.5	(2)(11)
										76.5	72.8
S Toys Holdings LLC (fka The Step2 Company, LLC) (5)	Toy manufacturer	Class B common units				10/2014		126,278,000		—	—
		Common units				04/2011		1,116,879		—	—
		Warrant to purchase units				04/2010	12/2050	3,157,895		—	—
										—	—
SHO Holding I Corporation	Manufacturer and distributor of slip resistant footwear	Second lien senior secured loan				10/2015	10/2024		128.6	120.4	70.7	(2)(10)
Shock Doctor, Inc. and Shock Doctor Holdings, LLC (4)(15)	Developer, marketer and distributor of sports protection equipment and accessories	First lien senior secured revolving loan	12.00%	Base Rate (Q)	4.00%	05/2019	05/2024		1.7	1.7	1.7	(2)(11)
		First lien senior secured loan	10.41%	SOFR (Q)	5.25%	05/2019	05/2024		0.1	0.1	0.1	(2)(11)
		Class A preferred units				03/2014		50,000		5.0	0.8	(2)
		Class C preferred units				04/2015		50,000		5.0	0.8	(2)
		Preferred units				05/2019		14,591		1.6	2.4	(2)
										13.4	5.8
SVP-Singer Holdings Inc. and SVP-Singer Holdings LP	Manufacturer of consumer sewing machines	First lien senior secured loan	11.91%	LIBOR (Q)	6.75%	07/2021	07/2028		44.3	43.4	34.2	(2)(11)
		Class A common units				07/2021		6,264,706		26.1	—	(2)
										69.5	34.2
Totes Isotoner Corporation and Totes Ultimate Holdco, Inc. (4)	Designer, marketer, and distributor of rain and cold weather products	First lien senior secured loan	10.84%	LIBOR (M)	6.00%	12/2019	12/2024		2.2	2.2	1.9	(2)(11)
		First lien senior secured loan	8.84%	LIBOR (M)	4.00%	12/2019	06/2024		1.6	1.6	1.6	(2)(11)
		Common stock				12/2019		861,000		6.0	0.3	(2)
										9.8	3.8
Varsity Brands Holding Co., Inc., Hercules Achievement, Inc. and BCPE Hercules Holdings, LP	Leading manufacturer and distributor of textiles, apparel & luxury goods	First lien senior secured loan	9.87%	SOFR (M)	5.00%	12/2017	12/2026		14.7	14.1	13.7	(2)(11)(18)
		Second lien senior secured loan	15.17% (2.03% PIK)	SOFR (M)	10.25%	07/2018	04/2027		144.1	144.1	141.3	(2)(11)
		Class A Units				07/2018		1,400		1.4	1.0	(2)
										159.6	156.0

										946.1	799.3		7.95%
Consumer Services
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc. (5)	Restaurant owner and operator	First lien senior secured loan				12/2016	08/2022		8.7	—	—	(2)(10)
Aimbridge Acquisition Co., Inc.	Hotel operator	Second lien senior secured loan	12.16%	LIBOR (M)	7.50%	02/2019	02/2027		22.5	22.3	21.8	(2)
American Residential Services L.L.C. and Aragorn Parent Holdings LP (15)	Heating, ventilation and air conditioning services provider	First lien senior secured revolving loan	9.75%	Base Rate (M)	1.75%	10/2020	10/2025		1.1	1.1	1.1	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured revolving loan	7.56%	LIBOR (M)	2.75%	10/2020	10/2025		1.0	1.0	1.0	(2)
		Second lien senior secured loan	13.66%	LIBOR (Q)	8.50%	10/2020	10/2028		56.4	56.4	56.4	(2)(11)
		Series A preferred units	10.00% PIK			10/2020		2,531,500		3.1	6.6	(2)
										61.6	65.1
Apex Service Partners, LLC (15)	Provider of residential HVAC, plumbing, and electrical maintenance and repair services	First lien senior secured loan	10.26%	SOFR (Q)	5.50%	01/2023	07/2025		24.7	22.8	23.2	(2)(11)
ATI Restoration, LLC (15)	Provider of disaster recovery services	First lien senior secured revolving loan	12.00%	Base Rate (Q)	4.00%	07/2020	07/2026		4.7	4.7	4.7	(2)(11)(14)
		First lien senior secured loan	10.03%	SOFR (Q)	5.00%	05/2022	07/2026		45.3	45.3	45.3	(2)(11)
		First lien senior secured loan	9.86%	SOFR (Q)	5.00%	07/2020	07/2026		32.9	32.9	32.9	(2)(11)
										82.9	82.9
Belfor Holdings, Inc. (15)	Disaster recovery services provider	First lien senior secured revolving loan	8.38%	LIBOR (M)	3.75%	04/2019	04/2024		16.6	17.3	17.1	(2)(14)
CMG HoldCo, LLC and CMG Buyer Holdings, Inc. (15)	Provider of commercial HVAC equipment maintenance and repair services	First lien senior secured revolving loan	10.05%	SOFR (Q)	5.00%	05/2022	05/2028		0.8	0.8	0.8	(2)(11)
		First lien senior secured loan	9.80%	SOFR (Q)	5.00%	05/2022	05/2028		25.5	25.5	25.0	(2)(11)
		Common stock				05/2022		290		2.9	4.4	(2)
										29.2	30.2
CST Holding Company (15)	Provider of ignition interlock devices	First lien senior secured revolving loan	11.66%	SOFR (M)	6.75%	11/2022	11/2028		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	11.66%	SOFR (M)	6.75%	11/2022	11/2028		11.7	11.7	11.4	(2)(11)
										11.9	11.6
Essential Services Holding Corporation and OMERS Mahomes Investment Holdings LLC (15)	Provider of plumbing and HVAC services	First lien senior secured revolving loan	10.59%	LIBOR (Q)	5.75%	11/2020	11/2025		2.8	2.8	2.7	(2)(11)(14)
		First lien senior secured loan	10.50%	LIBOR (Q)	5.75%	04/2021	11/2026		77.9	77.9	76.4	(2)(11)
		First lien senior secured loan	10.50%	LIBOR (Q)	5.75%	11/2020	11/2026		48.1	48.1	47.1	(2)(11)
		First lien senior secured loan	10.50%	LIBOR (Q)	5.75%	11/2021	11/2026		25.1	25.1	24.7	(2)(11)
		Class A units				11/2020		6,447		22.9	43.7	(2)
										176.8	194.6
GroundWorks, LLC (15)	Provider of residential foundation repair and water management services	First lien senior secured loan	11.36%	SOFR (M)	6.50%	03/2023	03/2030		10.0	9.7	9.7	(2)(11)
Infinity Home Services HoldCo, Inc. and IHS Parent Holdings, L.P. (15)	Provider of residential roofing and exterior repair and replacement services	First lien senior secured revolving loan	13.75%	Base Rate (Q)	5.75%	12/2022	12/2028		0.4	0.4	0.4	(2)(11)
		First lien senior secured loan	11.73%	SOFR (Q)	6.75%	12/2022	12/2028		12.0	12.0	11.6	(2)(11)
		Class A units				12/2022		9,524,000		9.5	9.5	(2)
										21.9	21.5
Jenny C Acquisition, Inc.	Health club franchisor	Senior subordinated loan	8.00% PIK			04/2019	04/2025		1.6	1.6	1.6	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Leviathan Intermediate Holdco, LLC and Leviathan Holdings, L.P. (15)	Franchising platform offering adolescent development programs	First lien senior secured revolving loan	12.54%	SOFR (S)	7.50%	12/2022	12/2027		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	12.54%	SOFR (S)	7.50%	12/2022	12/2027		16.2	16.2	15.7	(2)(11)
		Limited partnership interests				12/2022		1,972,732		2.0	1.6
										18.4	17.5
ME Equity LLC	Franchisor in the massage industry	Common stock				09/2012		3,000,000		3.0	4.3	(2)
Movati Athletic (Group) Inc.	Premier health club operator	First lien senior secured loan	10.91% (0.50% PIK)	CDOR (Q)	6.00%	10/2017	10/2024		4.7	4.9	4.7	(2)(6)(11)
OTG Management, LLC	Airport restaurant operator	Class A preferred units				08/2016		3,000,000		25.3	13.1	(2)
		Common units				01/2011		3,000,000		3.0	—
		Warrant to purchase common units				06/2008	06/2028	7.73%		0.1	—	(2)
										28.4	13.1
PestCo Holdings, LLC and PestCo, LLC (15)	Provider of pest control services to the residential and commercial markets	First lien senior secured loan	11.86%	SOFR (S)	6.75%	02/2023	02/2028		1.7	1.7	1.6	(2)(11)
		Class A units				01/2023		134		1.7	1.7
										3.4	3.3
Pueblo Mechanical and Controls, LLC and OMERS PMC Investment Holdings LLC (15)	Provider of commercial HVAC services	First lien senior secured revolving loan	13.00%	Base Rate (Q)	5.00%	08/2022	08/2027		0.4	0.4	0.4	(2)(11)
		First lien senior secured loan	10.78%	SOFR (Q)	6.00%	08/2022	08/2028		2.8	2.8	2.8	(2)(11)
		Class A units				08/2022		1,001		9.7	11.8	(2)
										12.9	15.0
Pyramid-BMC IntermediateCo I, LLC and Pyramid Investors, LLC (15)	Hotel operator	First lien senior secured loan	12.85%	SOFR (Q)	8.00%	01/2023	01/2027		7.7	7.7	7.5	(2)(11)
		Preferred membership units				07/2016		996,833		1.0	1.0
										8.7	8.5
Redwood Services, LLC and Redwood Services Holdco, LLC (15)	Provider of residential HVAC and plumbing services	First lien senior secured loan	11.66%	SOFR (M)	6.75%	09/2022	12/2025		1.4	1.4	1.4	(2)(11)
		First lien senior secured loan	11.66%	SOFR (M)	6.75%	12/2021	12/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.66%	SOFR (M)	6.75%	12/2020	12/2025		0.2	0.2	0.2	(2)(11)
		Series D units	8.00% PIK			12/2020		19,592,999		20.8	42.2
										22.5	43.9
Safe Home Security, Inc., Security Systems Inc., Safe Home Monitoring, Inc., National Protective Services, Inc., Bright Integrations LLC and Medguard Alert, Inc.	Provider of safety systems for business and residential customers	First lien senior secured loan	12.09%	LIBOR (M)	7.25%	08/2020	08/2024		47.7	47.7	47.7	(2)(11)
Service Logic Acquisition, Inc. and MSHC, Inc.	Provider of aftermarket maintenance, repair, and replacement services for commercial HVAC equipments	First lien senior secured loan	10.18%	SOFR (Q)	5.50%	10/2022	10/2027		0.1	0.1	0.1	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
SV-Burton Holdings, LLC and LBC Breeze Holdings LLC (15)	Provider of HVAC and plumbing services to residential and commercial customers	First lien senior secured revolving loan	11.38%	LIBOR (M)	6.50%	12/2021	12/2027		0.4	0.4	0.4	(2)(11)
		First lien senior secured loan	11.33%	LIBOR (M)	6.50%	12/2021	12/2027		2.1	2.1	2.1	(2)(11)
		First lien senior secured loan	11.78%	SOFR (Q)	6.75%	03/2023	12/2027		1.6	1.6	1.6	(2)(11)
		First lien senior secured loan	10.36%	LIBOR (M)	5.50%	12/2021	12/2027		1.1	1.1	1.1	(2)(11)
		Class A units				12/2021		4,296		4.3	7.5
										9.5	12.7
Taymax Group, L.P., Taymax Group G.P., LLC, PF Salem Canada ULC and TCP Fit Parent, L.P. (15)	Planet Fitness franchisee	First lien senior secured revolving loan	10.64%	SOFR (Q)	5.63%	07/2018	07/2025		1.1	1.1	1.1	(2)(11)
		First lien senior secured loan	10.67%	SOFR (Q)	5.63%	03/2020	07/2025		1.0	1.0	1.0	(2)(11)
		First lien senior secured loan	10.63%	SOFR (Q)	5.58%	03/2020	07/2025		0.3	0.3	0.3	(2)(11)
		Class A units				07/2018		37,020		3.8	5.7
										6.2	8.1
The Alaska Club Partners, LLC, Athletic Club Partners LLC and The Alaska Club, Inc. (15)	Premier health club operator	First lien senior secured loan	13.50% (2.63% PIK)	Base Rate (Q)	5.50%	12/2019	12/2024		12.5	12.5	12.5	(2)(11)
The Arcticom Group, LLC and AMCP Mechanical Holdings, LP (15)	Refrigeration, heating, ventilation and air conditioning services provider	First lien senior secured revolving loan	11.14%	LIBOR (S)	6.00%	12/2021	12/2027		3.3	3.3	3.3	(2)(11)
		First lien senior secured revolving loan	11.36%	LIBOR (S)	6.25%	12/2021	12/2027		2.7	2.7	2.7	(2)(11)
		First lien senior secured revolving loan	13.25%	Base Rate (S)	5.25%	12/2021	12/2027		1.4	1.4	1.4	(2)(11)
		First lien senior secured loan	11.15%	LIBOR (Q)	6.00%	08/2022	12/2027		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	11.19%	LIBOR (Q)	6.00%	12/2021	12/2027		0.2	0.2	0.2	(2)(11)
		Class A units				12/2021		6,308,866		6.3	10.5
		Class C units				03/2023		333,510		—	0.6	(2)
										14.1	18.9
YE Brands Holdings, LLC (15)	Sports camp operator	First lien senior secured loan	10.25%	SOFR (Q)	5.25%	06/2022	10/2027		8.1	8.1	8.1	(2)(11)
		First lien senior secured loan	10.00%	SOFR (Q)	5.00%	10/2021	10/2027		0.1	0.1	0.1	(2)(11)
										8.2	8.2
ZBS Mechanical Group Co-Invest Fund 2, LLC	Provider of residential HVAC and plumbing services	Membership interest				10/2021		2,771,000		1.4	9.1

										659.9	706.9		7.03%
Capital Goods
AI Aqua Merger Sub, Inc.	End to end provider of water solutions to a wide range of customer bases	First lien senior secured loan	8.48%	SOFR (M)	3.75%	06/2021	07/2028		1.0	1.0	1.0	(2)(11)(18)
API Commercial Inc., API Military Inc., and API Space Intermediate, Inc.	Provider of military aircraft aftermarket parts and distribution, repair and logistics services	First lien senior secured loan				05/2022	08/2025		7.2	3.2	3.6	(2)(10)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Arrowhead Holdco Company and Arrowhead GS Holdings, Inc.	Distributor of non-discretionary, mission-critical aftermarket replacement parts	First lien senior secured loan	9.33%	SOFR (Q)	4.50%	08/2021	08/2028		0.1	0.1	0.1	(2)(11)
		Common stock				08/2021		5,054		5.1	3.4	(2)
										5.2	3.5
BlueHalo Financing Holdings, LLC, BlueHalo Global Holdings, LLC, and BlueHalo, LLC (15)	Provides products and services to the Department of Defense and Intelligence Community	First lien senior secured revolving loan	11.62%	LIBOR (Q)	6.50%	05/2022	10/2025		0.4	0.3	0.4	(2)(11)
		First lien senior secured loan	11.59%	LIBOR (Q)	6.50%	05/2022	10/2025		1.0	1.0	1.0	(2)(11)
										1.3	1.4
Burgess Point Purchaser Corporation	Remanufacturer of mission-critical and non-discretionary aftermarket vehicle, industrial, energy storage, and solar replacement parts	First lien senior secured loan	10.16%	SOFR (M)	5.25%	07/2022	07/2029		4.7	4.3	4.4	(2)(11)(18)
Cadence Aerospace, LLC (15)	Aerospace precision components manufacturer	First lien senior secured revolving loan	13.33% (2.00% PIK)	LIBOR (Q)	8.50%	11/2017	08/2023		14.2	14.2	14.2	(2)(11)(14)
		First lien senior secured revolving loan	13.33% (2.00% PIK)	LIBOR (Q)	8.50%	07/2020	11/2023		1.0	1.0	1.0	(2)(11)(14)
		First lien senior secured loan	13.33% (2.00% PIK)	LIBOR (Q)	8.50%	11/2017	11/2023		31.0	31.0	31.0	(2)(11)
		First lien senior secured loan	13.33% (2.00% PIK)	LIBOR (Q)	8.50%	10/2019	11/2023		11.8	11.8	11.8	(2)(11)
		First lien senior secured loan	13.33% (2.00% PIK)	LIBOR (Q)	8.50%	07/2018	11/2023		9.7	9.7	9.7	(2)(11)
		First lien senior secured loan	13.35% (2.00% PIK)	LIBOR (Q)	8.50%	02/2020	11/2023		7.8	7.8	7.8	(2)(11)
		First lien senior secured loan	13.33% (2.00% PIK)	LIBOR (Q)	8.50%	07/2020	11/2023		5.7	5.6	5.7	(2)(11)
										81.1	81.2
DFS Holding Company, Inc. (15)	Distributor of maintenance, repair, and operations parts, supplies, and equipment to the foodservice industry	First lien senior secured loan	11.78%	SOFR (Q)	7.00%	01/2023	01/2029		2.0	1.9	1.9	(2)(11)
Dynamic NC Aerospace Holdings, LLC and Dynamic NC Investment Holdings, LP (15)	Provider of aerospace technology and equipment	First lien senior secured revolving loan	12.05%	LIBOR (Q)	7.00%	12/2020	12/2025		0.9	0.9	0.9	(2)(11)
		First lien senior secured loan	11.65%	SOFR (Q)	7.00%	12/2020	12/2026		23.2	23.2	23.2	(2)(11)
		Common units				12/2020		9,773,000		9.8	7.1
										33.9	31.2
EPS NASS Parent, Inc. (15)	Provider of maintenance and engineering services for electrical infrastructure	First lien senior secured revolving loan	10.91%	LIBOR (Q)	5.75%	04/2021	04/2026		1.0	1.0	0.9	(2)(11)
		First lien senior secured loan	10.91%	LIBOR (Q)	5.75%	04/2021	04/2028		0.2	0.2	0.2	(2)(11)
										1.2	1.1
ESCP PPG Holdings, LLC (4)	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	Class A-1 units				08/2022		96,897		2.3	4.3	(2)
		Class A-2 units				12/2016		3,500		3.5	0.2	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										5.8	4.5
Harvey Tool Company, LLC (15)	Manufacturer of cutting tools used in the metalworking industry	First lien senior secured revolving loan	10.48%	LIBOR (Q)	5.50%	10/2021	10/2027		5.2	5.2	5.1	(2)(11)
		First lien senior secured loan	10.68%	LIBOR (Q)	5.50%	10/2021	10/2027		1.1	1.1	1.1	(2)(11)
										6.3	6.2
Helix Acquisition Holdings, Inc.	Manufacturer of springs, fasteners and custom components	First lien senior secured loan	12.00%	SOFR (Q)	7.00%	03/2023	03/2030		12.6	12.6	12.2	(2)(11)
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation (5)	Provider of high-speed intelligent document scanning hardware and software	Senior subordinated loan	14.00%			01/2017	12/2023		16.6	16.6	16.6	(2)
		Series A preferred stock	8.00% PIK			01/2017		73,804,135		1.6	33.2
		Class A common stock				01/2017		48,082		—	0.2
		Class B common stock				01/2017		431,055		0.1	1.5
										18.3	51.5
Kene Acquisition, Inc. and Kene Holdings, L.P. (15)	National utility services firm providing engineering and consulting services to natural gas, electric power and other energy and industrial end markets	First lien senior secured revolving loan				08/2019	08/2024		—	—	—	(13)
		First lien senior secured loan	9.41%	LIBOR (Q)	4.25%	08/2019	08/2026		40.5	40.5	40.1	(2)(11)
		Class A units				08/2019		4,549,000		4.5	7.8	(2)
										45.0	47.9
Lower ACS, Inc. (15)	Provider of commercial HVAC equipment and services	First lien senior secured loan	10.34%	LIBOR (M)	5.50%	01/2022	01/2028		0.8	0.8	0.8	(2)(11)
LTG Acquisition, Inc.	Designer and manufacturer of display, lighting and passenger communication systems for mass transportation markets	Class A membership units				01/2017		5,000		5.1	—
Maverick Acquisition, Inc.	Manufacturer of precision machined components for defense and high-tech industrial platforms	First lien senior secured loan	11.41%	LIBOR (Q)	6.25%	06/2021	06/2027		27.5	27.5	24.5	(2)(11)
MB Aerospace Holdings II Corp.	Aerospace engine components manufacturer	First lien senior secured loan	8.66%	LIBOR (Q)	3.50%	06/2021	01/2025		15.2	14.4	13.4	(2)(11)(18)
		Second lien senior secured loan	14.16%	LIBOR (Q)	9.00%	01/2018	01/2026		68.4	68.4	65.7	(2)(11)
		Second lien senior secured loan	14.16%	LIBOR (Q)	9.00%	05/2019	01/2026		23.6	23.7	22.7	(2)(11)
										106.5	101.8
NCWS Intermediate, Inc. and NCWS Holdings LP (15)	Manufacturer and supplier of car wash equipment, parts and supplies to the conveyorized car wash market	First lien senior secured loan	10.84%	LIBOR (M)	6.00%	11/2021	12/2026		96.7	96.7	93.8	(2)(11)
		First lien senior secured loan	10.84%	LIBOR (M)	6.00%	12/2020	12/2026		0.2	0.2	0.1	(2)(11)
		Class A-2 common units				12/2020		12,296,000		12.9	19.4	(2)
										109.8	113.3

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Noble Aerospace, LLC (15)	Provider of metal finishing services to the aerospace, military and defense sectors	First lien senior secured revolving loan				05/2022	09/2023			—	—	(2)(13)
Osmose Utilities Services, Inc. and Pine Intermediate Holding LLC	Provider of structural integrity management services to transmission and distribution infrastructure	Second lien senior secured loan	11.59%	LIBOR (M)	6.75%	06/2021	06/2029		55.3	55.3	51.9	(2)(11)
Precinmac (US) Holdings Inc., Trimaster Manufacturing Inc. and Blade Group Holdings, LP.	Manufacturer of high-tolerance precision machined components and assemblies for the aerospace and defense industry	First lien senior secured loan	10.91%	SOFR (M)	6.00%	08/2021	08/2027		11.6	11.6	11.4	(2)(6)(11)
		First lien senior secured loan	10.91%	SOFR (M)	6.00%	04/2022	08/2027		4.0	4.0	3.9	(2)(6)(11)
		Class A units				08/2021		88,420		13.4	27.9	(2)
										29.0	43.2
Prime Buyer, L.L.C. (15)	Provider of track systems, cabs, hulls, doors, and various armored components for defense/military vehicle applications	First lien senior secured revolving loan	10.16%	SOFR (M)	5.25%	05/2022	12/2026		0.7	0.1	0.6	(2)(11)
Qnnect, LLC and Connector TopCo, LP (15)	Manufacturer of highly engineered hermetic packaging products	First lien senior secured loan	11.69%	SOFR (Q)	7.00%	11/2022	11/2029		10.7	10.7	10.4	(2)(11)
		Limited partnership interests				11/2022		992,500		9.9	9.9	(2)
										20.6	20.3
Radius Aerospace, Inc. and Radius Aerospace Europe Limited (15)	Metal fabricator in the aerospace industry	First lien senior secured revolving loan	9.93%	SONIA (M)	5.75%	11/2019	03/2025		0.3	0.3	0.3	(2)(6)(11)
		First lien senior secured revolving loan	10.70%	SOFR (Q)	5.75%	03/2019	03/2025		0.3	0.3	0.3	(2)(6)(11)
										0.6	0.6
Radwell Parent, LLC (15)	Distributor of maintenance, repair, and operations parts	First lien senior secured revolving loan	11.56%	SOFR (M)	6.75%	12/2022	04/2028		0.6	0.5	0.6	(2)(11)
		First lien senior secured loan	11.65%	SOFR (Q)	6.75%	12/2022	04/2029		0.1	0.1	0.1	(2)(11)
										0.6	0.7
Sunk Rock Foundry Partners LP, Hatteras Electrical Manufacturing Holding Company and Sigma Electric Manufacturing Corporation, Diecast Beacon (15)	Manufacturer of metal castings, precision machined components and sub-assemblies in the electrical products, power transmission and distribution and general industrial markets	First lien senior secured revolving loan				10/2017	10/2024			—	—	(13)

										577.0	609.3		6.06%
Media and Entertainment
Aventine Intermediate LLC & Aventine Holdings II LLC (15)	Media and production company	First lien senior secured loan	10.84% (4.18% PIK)	LIBOR (M)	6.00%	12/2021	06/2027		9.5	9.5	9.5	(2)(11)
		Senior subordinated loan	10.25% PIK			12/2021	12/2030		39.4	39.4	36.7	(2)
										48.9	46.2

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Axiomatic, LLC	Premiere e-sports and video game investment platform	Class A-1 units				05/2022		500,000		5.0	5.4
CMW Parent LLC (fka Black Arrow, Inc.)	Multiplatform media firm	Series A units				09/2015		32		—	—
Eagle Football Holdings BidCo Limited and Eagle Football Holdings Limited	Multi-club sports platform	Senior subordinated loan	12.83%			12/2022	12/2028		43.1	43.1	39.6	(2)(6)
		Senior subordinated loan	15.00% PIK			12/2022	12/2028		21.8	21.8	21.2	(2)(6)
		Senior subordinated loan	15.00% PIK			12/2022	12/2028		4.5	4.5	4.3	(2)(6)
		Warrant to purchase shares of ordinary shares				12/2022	11/2028	180		—	3.4	(2)(6)
		Warrant to purchase shares of ordinary shares				12/2022	11/2028	199		—	0.6	(2)(6)
		Warrant to purchase shares of ordinary shares				12/2022	11/2028	494		—	—	(2)(6)
										69.4	69.1
Global Music Rights, LLC (15)	Music right management company	First lien senior secured loan	10.66%	LIBOR (Q)	5.50%	08/2021	08/2028		0.1	0.1	0.1	(2)(11)
MailSouth, Inc.	Provider of shared mail marketing services	First lien senior secured loan				05/2022	04/2024		8.7	5.8	3.5	(2)(10)
Miami Beckham United LLC	American professional soccer club	Class A preferred units	8.50% PIK			09/2021		85,000		96.7	96.7
OUTFRONT Media Inc.	Provider of out-of-home advertising	Series A convertible perpetual preferred stock	7.00%			04/2020		25,000		25.0	32.6	(2)(6)
Production Resource Group, L.L.C. and PRG III, LLC (4)	Provider of rental equipment, labor, production management, scenery, and other products to various entertainment end-markets	First lien senior secured loan	13.36% (1.00% PIK)	LIBOR (M)	8.50%	08/2018	08/2024		40.1	40.1	40.1	(2)(11)
		First lien senior secured loan	12.36% (2.50% PIK)	LIBOR (M)	7.50%	07/2020	08/2024		15.3	15.3	15.3	(2)(11)
		First lien senior secured loan	12.41% (2.50% PIK)	LIBOR (M)	7.50%	08/2021	08/2024		7.6	7.6	7.6	(2)(11)
		First lien senior secured loan	12.41% (2.50% PIK)	LIBOR (M)	7.50%	06/2021	08/2024		0.9	0.9	0.9	(2)(11)
		Class A units				10/2020		113,617		4.9	45.2	(2)
										68.8	109.1
Professional Fighters League, LLC and PFL MMA, Inc.	Mixed martial arts league	First lien senior secured loan	12.00% PIK			01/2021	01/2026		17.7	16.7	17.7	(2)
		Second lien senior secured loan	14.00% PIK			11/2022	01/2026		0.2	—	0.1	(2)
		Series E preferred stock				04/2022		219,035		0.7	0.7	(2)
		Warrant to purchase shares of common stock				01/2021	01/2027	3,223,122		1.7	1.5	(2)
		Warrant to purchase shares of common stock				11/2022	11/2029	57,322		0.2	0.2	(2)
										19.3	20.2
Storm Investment S.a.r.l.	Spanish futbol club	First lien senior secured loan	3.75%			06/2021	06/2029		67.0	73.6	67.0	(2)(6)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Class A redeemable shares				06/2021		3,297,791		1.6	2.4	(2)(6)
		Class B redeemable shares				06/2021		3,297,791		1.6	2.4	(2)(6)
		Class C redeemable shares				06/2021		3,297,791		1.6	2.4	(2)(6)
		Class D redeemable shares				06/2021		3,297,791		1.6	2.4	(2)(6)
		Class E redeemable shares				06/2021		3,297,791		1.6	2.4	(2)(6)
		Class F redeemable shares				06/2021		3,297,791		1.6	2.4	(2)(6)
		Class G redeemable shares				06/2021		3,297,791		1.6	2.4	(2)(6)
		Class H redeemable shares				06/2021		3,297,791		1.6	2.4	(2)(6)
		Class I redeemable shares				06/2021		3,297,791		1.6	2.4	(2)(6)
		Ordinary shares				06/2021		3,958		—	0.2	(2)(6)
										88.0	88.8
The Teaching Company Holdings, Inc.	Education publications provider	Preferred stock				09/2006		10,663		1.1	0.4	(2)
		Common stock				09/2006		15,393		—	—	(2)
										1.1	0.4

										428.1	472.1		4.70%
Retailing and Distribution
Atlas Intermediate III, L.L.C. (15)	Specialty chemicals distributor	First lien senior secured revolving loan	10.53%	LIBOR (M)	5.75%	04/2019	04/2025		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	10.74%	LIBOR (Q)	5.75%	10/2022	04/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.74%	LIBOR (Q)	5.75%	03/2022	04/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.74%	LIBOR (Q)	5.75%	11/2021	04/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.74%	LIBOR (Q)	5.75%	03/2021	04/2025		0.2	0.2	0.2	(2)(11)
										0.7	0.7
Bamboo Purchaser, Inc.	Provider of nursery, garden, and greenhouse products	First lien senior secured loan	12.05%	LIBOR (Q)	7.00%	11/2021	11/2027		17.9	17.9	17.0	(2)(11)
Display Holding Company, Inc., Saldon Holdings, Inc. and Fastsigns Holdings Inc. (15)	Provider of visual communications solutions	First lien senior secured loan	10.56%	LIBOR (M)	5.65%	03/2019	03/2025		15.8	15.8	15.8	(2)(11)
		First lien senior secured loan	10.56%	LIBOR (M)	5.65%	06/2021	03/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.56%	LIBOR (M)	5.65%	08/2019	03/2025		0.1	0.1	0.1	(2)(11)
		Common units				03/2019		600		0.6	1.3	(2)
										16.6	17.3
GPM Investments, LLC and ARKO Corp.	Convenience store operator	Common stock				12/2020		2,088,478		19.8	27.0
		Warrant to purchase common stock				12/2020	12/2025	1,088,780		1.6	1.7	(2)
										21.4	28.7

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Marcone Yellowstone Buyer Inc. and Marcone Yellowstone Holdings, LLC	Distributor of OEM appliance aftermarket parts	First lien senior secured loan	11.29%	LIBOR (Q)	6.25%	06/2021	06/2028		0.3	0.3	0.3	(2)(11)
		First lien senior secured loan	11.29%	LIBOR (Q)	6.25%	12/2021	06/2028		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.16%	SOFR (Q)	6.25%	06/2021	06/2028		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.28%	SOFR (Q)	6.25%	12/2021	06/2028		0.1	0.1	0.1	(2)(11)
		Class A common units				06/2021		5,796		6.1	10.1	(2)
										6.7	10.7
Mavis Tire Express Services Topco Corp., Metis Holdco, Inc. and Metis Topco, LP (15)	Auto parts retailer	First lien senior secured revolving loan	8.65%	LIBOR (M)	3.75%	05/2021	05/2026		9.0	9.0	9.0	(2)(14)
		First lien senior secured revolving loan	7.65%	LIBOR (M)	2.75%	05/2021	05/2026		2.6	2.6	2.6	(2)(14)
		Series A preferred stock	7.00% PIK			05/2021		68,601		78.3	78.3	(2)
		Class A-1 units				05/2021		24,586		24.6	33.9	(2)
										114.5	123.8
McKenzie Creative Brands, LLC (15)	Designer, manufacturer and distributor of hunting-related supplies	First lien senior secured loan	10.60%	LIBOR (M)	5.75%	09/2014	09/2023		84.5	84.5	84.5	(2)(8)(11)
		First lien senior secured loan	10.60%	LIBOR (M)	5.75%	09/2014	09/2023		5.5	5.5	5.5	(2)(11)
										90.0	90.0
Monolith Brands Group, Inc.	E-commerce platform focused on consolidating DTC branded businesses	Series A-1 preferred stock				04/2022		701,255		15.5	15.5	(2)
Moon Valley Nursery of Arizona Retail, LLC, Moon Valley Nursery Farm Holdings, LLC, Moon Valley Nursery RE Holdings LLC, and Stonecourt IV Partners, LP	Operator of retail and wholesale tree and plant nurseries	Limited partnership interests				10/2021		21,939,152		20.8	34.9
North Haven Falcon Buyer, LLC and North Haven Falcon Holding Company, LLC	Manufacturer of aftermarket golf cart parts and accessories	First lien senior secured loan	12.18% (3.75% PIK)	SOFR (Q)	8.00%	05/2021	05/2027		25.6	25.6	24.3	(2)(11)
		Class A units				05/2021		50,000		5.0	1.1
										30.6	25.4
Reddy Ice LLC (15)	Packaged ice manufacturer and distributor	First lien senior secured revolving loan	11.16%	LIBOR (Q)	6.00%	07/2019	07/2024		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.79%	LIBOR (Q)	6.00%	07/2019	07/2025		61.1	61.1	59.9	(2)(11)
		First lien senior secured loan	10.79%	LIBOR (Q)	6.00%	11/2020	07/2025		4.2	4.2	4.1	(2)(11)
		First lien senior secured loan	10.79%	LIBOR (Q)	6.00%	10/2021	07/2025		0.9	0.9	0.9	(2)(11)
										66.3	65.0
Trader Corporation and Project Auto Finco Corp. (15)	Digital Automotive marketplace and software solution provider to automotive industry	First lien senior secured loan	11.68%	CDOR (M)	6.75%	12/2022	12/2029		12.2	12.2	11.9	(2)(6)(11)
US Salt Investors, LLC and Emerald Lake Pearl Acquisition-A, L.P. (15)	Producer and packager of compressed, household, and packaged salt	First lien senior secured loan	10.34%	LIBOR (M)	5.50%	07/2021	07/2028		26.3	26.3	25.0	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Limited partner interests				07/2021		0.40%		0.8	0.5	(2)
										27.1	25.5

										440.3	466.4		4.64%
Automobiles and Components
Automotive Keys Group, LLC and Automotive Keys Investor, LLC	Provider of replacement wireless keys for automotive market	First lien senior secured loan	11.43%	SOFR (Q)	6.25%	12/2022	11/2025		5.3	5.3	5.3	(2)(11)
		First lien senior secured loan	11.30%	LIBOR (Q)	6.25%	12/2021	11/2025		0.1	0.1	0.1	(2)(11)
		Preferred units	9.00% PIK			11/2020		4,113,113		5.1	3.9	(2)
		Preferred units	15.00% PIK			11/2020		1,095,046		1.1	1.0	(2)
		Class A common units				11/2020		5,208,159		—	—	(2)
										11.6	10.3
Continental Acquisition Holdings, Inc.	Distributor of aftermarket batteries to the electric utility vehicle, automotive, commercial, marine and industrial markets	First lien senior secured loan	11.51%	LIBOR (Q)	6.50%	01/2021	01/2027		36.1	36.1	33.2	(2)(11)
		First lien senior secured loan	11.55%	LIBOR (Q)	6.50%	12/2021	01/2027		5.4	5.4	4.9	(2)(11)
										41.5	38.1
Eckler Purchaser LLC (5)	Restoration parts and accessories provider for classic automobiles	Class A common units				07/2012		67,972		—	—	(2)
Faraday Buyer, LLC (15)	Manufacturer and supplier for the power utility and automotive markets worldwide	First lien senior secured loan	11.86%	SOFR (M)	7.00%	10/2022	10/2028		52.2	52.2	52.2	(2)(11)
Faraday&Future Inc., FF Inc., Faraday SPE, LLC and Faraday Future Intelligent Electric Inc.	Electric vehicle manufacturer	Warrant to purchase shares of Class A common stock				08/2021	08/2027	633,008		2.3	—	(2)
Highline Aftermarket Acquisition, LLC, Highline Aftermarket SC Acquisition, Inc. and Highline PPC Blocker LLC (15)	Manufacturer and distributor of automotive fluids	First lien senior secured revolving loan				11/2020	11/2025		—	—	—	(13)
		First lien senior secured loan	9.34%	LIBOR (M)	4.50%	03/2022	11/2027		9.8	9.3	9.4	(2)(11)(18)
		Second lien senior secured loan	13.03%	LIBOR (Q)	8.00%	11/2020	11/2028		70.4	70.4	65.4	(2)(11)
		Co-invest units				11/2020		59,230		5.9	3.8	(2)
										85.6	78.6
McLaren Group Limited	Automobile manufacturer and retailer	Senior preference shares	12.50% PIK			08/2021	08/2028	200,000		25.4	28.5	(2)(6)
		Warrant to purchase units of ordinary shares				08/2021	08/2028	49,181		5.5	2.6	(2)(6)
		Warrant to purchase units of ordinary shares				08/2021	08/2028	13,776		1.6	0.7	(2)(6)
										32.5	31.8
Sun Acquirer Corp. and Sun TopCo, LP (15)	Automotive parts and repair services retailer	First lien senior secured revolving loan	12.75%	Base Rate (Q)	4.75%	09/2021	09/2027		1.2	1.2	1.2	(2)(11)(14)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	10.59%	LIBOR (M)	5.75%	09/2021	09/2028		52.2	52.2	50.6	(2)(11)
		First lien senior secured loan	10.59%	LIBOR (M)	5.75%	11/2021	09/2028		5.3	5.3	5.2	(2)(11)
		Class A units				09/2021		79,688		8.0	8.9	(2)
										66.7	65.9
Wand Newco 3, Inc.	Collision repair company	Second lien senior secured loan	12.09%	LIBOR (M)	7.25%	02/2019	02/2027		182.6	181.0	182.6	(2)

										473.4	459.5		4.57%
Food and Beverage
American Seafoods Group LLC and American Seafoods Partners LLC	Harvester and processor of seafood	Class A units				08/2015		77,922		0.1	0.3	(2)
		Warrant to purchase units of Class A units				08/2015	08/2035	7,422,078		7.4	25.3	(2)
										7.5	25.6
Berner Food & Beverage, LLC (15)	Supplier of dairy-based food and beverage products	First lien senior secured revolving loan	10.33%	LIBOR (Q)	5.50%	07/2021	07/2026		0.5	0.5	0.5	(2)(11)
		First lien senior secured revolving loan	12.50%	Base Rate (Q)	4.50%	07/2021	07/2026		0.4	0.4	0.4	(2)(11)
										0.9	0.9
Bragg Live Food Products, LLC and SPC Investment Co., L.P. (4)(15)	Health food company	First lien senior secured revolving loan	12.00%	LIBOR (Q)	7.00%	03/2019	12/2025		0.7	0.7	0.7	(2)(11)
		First lien senior secured loan	12.00%	SOFR (Q)	7.00%	12/2020	12/2025		28.8	28.8	28.2	(2)(11)
		Common units				03/2019		14,850		11.6	10.5	(2)
										41.1	39.4
CHG PPC Parent LLC & PPC CHG Blocker LLC	Diversified food products manufacturer	Second lien senior secured loan	11.59%	LIBOR (M)	6.75%	12/2021	12/2029		94.6	94.6	91.8	(2)(11)
		Common units				12/2021		59		3.0	2.9	(2)
										97.6	94.7
Florida Food Products, LLC	Provider of plant extracts and juices	First lien senior secured loan	9.84%	LIBOR (M)	5.00%	10/2021	10/2028		0.5	0.4	0.4	(2)(11)
		First lien senior secured loan	9.81%	SOFR (M)	5.00%	06/2022	10/2028		0.4	0.4	0.4	(2)(11)
		Second lien senior secured loan	12.84%	LIBOR (M)	8.00%	10/2021	10/2029		71.8	71.8	67.5	(2)(11)
										72.6	68.3
GF Parent LLC	Producer of low-acid, aseptic food and beverage products	Class A preferred units				05/2015		2,940		2.9	—	(2)
		Class A common units				05/2015		60,000		0.1	—	(2)
										3.0	—
Gotham Greens Holdings, PBC (15)	Producer of vegetables and culinary herbs for restaurants and retailers	First lien senior secured loan	12.22%	SOFR (M)	7.38%	06/2022	12/2026		27.6	27.6	26.2	(2)(11)
		Series E-1 preferred stock	6.00% PIK			06/2022		166,059		14.2	14.2	(2)
		Warrant to purchase shares of Series E-1 preferred stock				06/2022	06/2032	62,034		—	—	(2)
										41.8	40.4
KNPC HoldCo, LLC	Producer of trail mix and mixed nut snack products	First lien senior secured loan	9.92%	SOFR (M)	5.50%	04/2022	10/2028		5.6	5.6	5.5	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	11.42%	SOFR (M)	7.00%	12/2022	10/2028		1.3	1.3	1.3	(2)(11)
										6.9	6.8
Manna Pro Products, LLC (15)	Manufacturer and supplier of specialty nutrition and care products for animals	First lien senior secured revolving loan	10.81%	LIBOR (M)	6.00%	12/2020	12/2026		5.1	5.1	4.6	(2)(11)
RB Holdings InterCo, LLC (15)	Manufacturer of pet food and treats	First lien senior secured revolving loan	9.92%	SOFR (Q)	5.00%	05/2022	05/2028		1.8	1.8	1.8	(2)(11)
		First lien senior secured loan	9.85%	SOFR (Q)	5.00%	05/2022	05/2028		11.5	11.5	11.3	(2)(11)
										13.3	13.1
RF HP SCF Investor, LLC	Branded specialty food company	Membership interest				12/2016		10.08%		12.5	26.9	(2)(6)
Teasdale Foods, Inc. and Familia Group Holdings Inc.	Provider of beans, sauces and hominy to the retail, foodservice and wholesale channels	First lien senior secured loan	12.29% (0.40% PIK)	SOFR (S)	7.25%	12/2020	12/2025		76.1	76.1	68.5	(2)(11)
		Warrant to purchase shares of common stock				02/2019	02/2034	57,827		—	1.5	(2)
										76.1	70.0
Triton Water Holdings, Inc.	Producer and provider of bottled water brands	First lien senior secured loan	8.66%	LIBOR (Q)	3.50%	03/2021	03/2028		1.0	1.0	0.9	(2)(11)(18)
		Senior subordinated loan	6.25%			03/2021	04/2029		0.1	0.1	0.1	(2)(18)
										1.1	1.0
Watermill Express, LLC and Watermill Express Holdings, LLC	Owner and operator of self-service water and ice stations	First lien senior secured loan	10.41%	LIBOR (Q)	5.25%	04/2021	04/2027		21.1	21.1	21.1	(2)(11)
		Class A units	8.00% PIK			04/2021		282,200		3.3	3.6
										24.4	24.7
Winebow Holdings, Inc. and The Vintner Group, Inc.	Importer and distributor of wine	First lien senior secured loan	11.09%	LIBOR (M)	6.25%	04/2021	07/2025		27.9	27.9	27.4	(2)(11)

										431.8	443.8		4.42%
Energy
Calyx Energy III, LLC	Oil and gas exploration company	First lien senior secured loan	12.92%	SOFR (M)	8.00%	08/2022	01/2027		53.4	53.4	53.4	(2)(11)
Cheyenne Petroleum Company Limited Partnership, CPC 2001 LLC and Mill Shoals LLC (15)	Private oil exploration and production company	First lien senior secured loan	14.00%	SOFR (Q)	9.00%	11/2022	11/2026		49.3	49.3	49.3	(2)(11)
GNZ Energy Bidco Limited and Galileo Co-investment Trust I (15)	Independent fuel provider in New Zealand	First lien senior secured loan	11.69%	BBSY (M)	6.75%	05/2022	07/2027		30.4	30.5	30.4	(2)(6)(11)
		Common units				07/2022		13,736,365		8.3	11.0	(2)(6)
										38.8	41.4
Halcon Holdings, LLC	Operator of development, exploration, and production oil company	First lien senior secured loan	12.55%	SOFR (Q)	7.50%	11/2021	11/2025		13.1	12.9	13.1	(2)
Murchison Oil and Gas, LLC and Murchison Holdings, LLC (15)	Exploration and production company	First lien senior secured loan	13.55%	SOFR (Q)	8.50%	06/2022	06/2026		93.8	93.8	93.8	(2)(11)
		Preferred units	8.00%			06/2022		41,000		41.0	45.7
										134.8	139.5
Offen, Inc.	Distributor of fuel, lubricants, diesel exhaust fluid, and premium additives	First lien senior secured loan	9.92%	LIBOR (M)	5.00%	05/2022	06/2026		0.1	0.1	0.1	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
SilverBow Resources, Inc.	Oil and gas producer	Common stock				06/2022		1,015,215		28.8	23.2	(2)(6)(18)
VPROP Operating, LLC and V SandCo, LLC (5)	Sand-based proppant producer and distributor to the oil and natural gas industry	First lien senior secured loan	14.16%	LIBOR (M)	9.50%	03/2017	11/2024		27.3	27.3	27.3	(2)(11)
		First lien senior secured loan	14.16%	LIBOR (M)	9.50%	11/2020	11/2024		9.4	9.4	9.4	(2)(11)
		First lien senior secured loan	14.16%	LIBOR (M)	9.50%	06/2020	11/2024		6.0	6.0	6.0	(2)(11)
		Class A units				11/2020		347,900		32.9	68.0	(2)
										75.6	110.7

										393.7	430.7		4.29%
Consumer Staples Distribution and Retail
Balrog Acquisition, Inc., Balrog Topco, Inc. and Balrog Parent, L.P.	Manufacturer and distributor of specialty bakery ingredients	Second lien senior secured loan	11.95%	LIBOR (Q)	7.00%	09/2021	09/2029		29.5	29.5	29.5	(2)(11)
		Class A preferred units	8.00% PIK			09/2021	08/2051	5,484		6.2	12.1	(2)
		Series A preferred shares	11.00% PIK			09/2021	08/2051	21,921		26.1	26.1	(2)
										61.8	67.7
Continental Café, LLC and Infinity Ovation Yacht Charters, LLC (15)	Diversified contract food service provider	First lien senior secured revolving loan	14.00%	Base Rate (Q)	6.00%	11/2021	11/2027		0.9	0.9	0.9	(2)(11)
		First lien senior secured loan	11.90%	LIBOR (Q)	7.00%	11/2021	11/2027		0.1	0.1	0.1	(2)(11)
										1.0	1.0
DecoPac, Inc. and KCAKE Holdings Inc. (15)	Supplier of cake decorating solutions and products to in-store bakeries	First lien senior secured revolving loan	10.79%	LIBOR (Q)	6.00%	05/2021	05/2026		4.7	4.7	4.6	(2)(11)
		First lien senior secured loan	11.05%	LIBOR (Q)	6.00%	05/2021	05/2028		148.2	148.2	145.3	(2)(11)
		Common stock				05/2021		9,599		9.6	9.3	(2)
										162.5	159.2
FS Squared Holding Corp. and FS Squared, LLC (15)	Provider of on-site vending and micro market solutions	First lien senior secured revolving loan				03/2019	03/2024		—	—	—	(13)
		First lien senior secured loan	10.30%	SOFR (Q)	5.25%	03/2019	03/2025		0.1	0.1	0.1	(2)(11)
		Class A units				03/2019		113,219		11.1	33.8	(2)
										11.2	33.9
JWC/KI Holdings, LLC	Foodservice sales and marketing agency	Membership units				11/2015		5,000		5.0	10.1	(2)
LJ Perimeter Buyer, Inc. and LJ Perimeter Co-Invest, L.P. (15)(16)	Distributor of specialty foods	First lien senior secured loan	11.33%	SOFR (Q)	6.50%	10/2022	10/2028		36.2	36.2	35.8	(2)(11)
		Limited partnership interests				10/2022		9,682,047		9.7	10.4	(2)
										45.9	46.2
SFE Intermediate Holdco LLC (15)	Provider of outsourced foodservice to K-12 school districts	First lien senior secured revolving loan	10.30%	SOFR (Q)	5.25%	07/2017	07/2025		8.3	8.3	8.0	(2)(11)
		First lien senior secured loan	10.30%	SOFR (Q)	5.25%	09/2018	07/2026		10.0	10.0	9.7	(2)(11)
		First lien senior secured loan	10.30%	SOFR (Q)	5.25%	07/2017	07/2026		6.2	6.2	6.0	(2)(11)
		First lien senior secured loan	10.30%	SOFR (Q)	5.25%	03/2022	07/2026		0.4	0.4	0.4	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										24.9	24.1
VCP-EDC Co-Invest, LLC	Distributor of foodservice equipment and supplies	Membership units				06/2017		2,970,000		2.8	4.2
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P. (15)(16)	Fresh and specialty food distributor	First lien senior secured revolving loan	10.94%	SOFR (Q)	6.25%	02/2023	01/2029		0.7	0.7	0.6	(2)(11)(14)
		First lien senior secured loan	10.93%	SOFR (Q)	6.25%	02/2023	01/2029		7.5	7.5	7.3	(2)(11)
		Common units				01/2023		1,673,000		1.7	1.7
										9.9	9.6
ZB Holdco LLC & ZB Parent LLC (15)	Distributor of Mediterranean food and beverages	First lien senior secured revolving loan				02/2022	02/2028		—	—	—	(13)
		First lien senior secured loan	9.85%	LIBOR (Q)	4.75%	02/2022	02/2028		13.3	13.3	13.3	(2)(11)
		Series A units				02/2022		4,699		4.7	6.7
										18.0	20.0

										343.0	376.0		3.74%
Pharmaceuticals, Biotechnology and Life Sciences
Abzena Holdings, Inc. and Astro Group Holdings Ltd.	Organization providing discovery, development and manufacturing services to the pharmaceutical and biotechnology industries	Ordinary A shares				05/2021		2,476,744		5.7	5.7	(2)(6)
Alcami Corporation and ACM Note Holdings, LLC (15)	Outsourced drug development services provider	First lien senior secured loan	11.91%	SOFR (M)	7.00%	12/2022	12/2028		9.5	9.5	9.1	(2)(11)
		Senior subordinated loan	8.00% PIK			12/2022	06/2029		19.9	19.9	19.9	(2)
										29.4	29.0
Amryt Pharmaceuticals, Inc.	Biopharmaceutical company dedicated to acquiring, developing and commercializing novel therapeutics	First lien senior secured loan	11.49%	SOFR (Q)	6.75%	02/2022	02/2027		12.7	12.7	13.4	(2)(6)(11)
Athyrium Buffalo LP (16)	Biotechnology company engaging in the development, manufacture, and commercialization of novel neuromodulators	Limited partnership interests				06/2022		7,628,966		7.6	7.5	(2)(6)
Caerus Midco 3 S.à r.l.	Provider of market intelligence and analysis for the pharmaceutical industry	First lien senior secured loan	10.65%	SOFR (Q)	5.75%	10/2022	05/2029		5.4	5.3	5.4	(2)(6)(11)
Cobalt Buyer Sub, Inc., Cobalt Holdings I, LP, and Cobalt Intermediate I, Inc. (15)	Provider of biological products to life science and pharmaceutical companies	First lien senior secured revolving loan	10.17%	LIBOR (M)	5.25%	10/2021	10/2027		2.5	2.5	2.4	(2)(11)
		First lien senior secured loan	10.17%	LIBOR (M)	5.25%	10/2021	10/2028		30.1	30.1	28.6	(2)(11)
		Preferred units	8.00% PIK			10/2021	10/2051	3,020		3.4	4.2	(2)
		Series A preferred shares	15.19% PIK	LIBOR (Q)	10.00%	10/2021		60,236		72.3	72.3	(2)
		Class A common units				10/2021		30,500		—	—	(2)
										108.3	107.5

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Covaris Intermediate 3, LLC & Covaris Parent, LLC (15)	Provider of advanced pre-analytical sample preparation technologies for life and analytical science	First lien senior secured revolving loan	9.91%	LIBOR (Q)	4.75%	01/2022	01/2028		1.5	1.5	1.5	(2)(11)
		First lien senior secured loan	9.91%	LIBOR (Q)	4.75%	01/2022	01/2028		0.1	0.1	0.1	(2)(11)
		Class A-2 units				01/2022		4,772		4.8	5.1
										6.4	6.7
NMC Skincare Intermediate Holdings II, LLC (15)	Developer, manufacturer and marketer of skincare products	First lien senior secured loan	9.66%	LIBOR (M)	5.00%	10/2018	10/2024		31.9	31.9	30.0	(2)(11)
		First lien senior secured loan	9.66%	LIBOR (M)	5.00%	05/2022	10/2024		4.7	4.7	4.4	(2)(11)
										36.6	34.4
North American Science Associates, LLC, Cardinal Purchaser LLC and Cardinal Topco Holdings, L.P.	Contract research organization providing research and development and testing of medical devices	First lien senior secured loan	10.68%	SOFR (Q)	5.50%	09/2020	09/2027		47.4	47.4	47.4	(2)(11)
		First lien senior secured loan	10.68%	SOFR (Q)	5.50%	02/2021	09/2027		2.5	2.5	2.5	(2)(11)
		First lien senior secured loan	10.68%	SOFR (Q)	5.50%	12/2020	09/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.68%	SOFR (Q)	5.50%	09/2021	09/2027		0.1	0.1	0.1	(2)(11)
		Senior subordinated loan	11.25%			03/2023	03/2025		1.4	1.3	1.3	(2)
		Class A preferred units	8.00% PIK			09/2020		13,528		16.5	38.9	(2)
										67.9	90.3
TerSera Therapeutics LLC (15)	Acquirer and developer of specialty therapeutic pharmaceutical products	First lien senior secured loan	10.44%	LIBOR (M)	5.60%	05/2017	03/2025		5.0	5.0	5.0	(2)(11)
		First lien senior secured loan	10.44%	LIBOR (M)	5.60%	09/2018	03/2025		2.0	2.0	2.0	(2)(11)
		First lien senior secured loan	10.44%	LIBOR (Q)	5.60%	04/2019	03/2025		1.8	1.8	1.8	(2)(11)
										8.8	8.8
Verista, Inc. (15)	Provides systems consulting for compliance, automation, validation, and packaging solutions to the healthcare sector	First lien senior secured revolving loan	10.75%	LIBOR (M)	6.00%	05/2022	02/2027		2.4	2.1	2.4	(2)(11)
		First lien senior secured loan	10.89%	LIBOR (Q)	6.00%	05/2022	02/2027		0.8	0.8	0.8	(2)(11)
										2.9	3.2
Vertice Pharma UK Parent Limited	Manufacturer and distributor of generic pharmaceutical products	Preferred shares				12/2015		40,662		—	—	(6)

										291.6	311.9		3.10%
Materials
ASP-r-pac Acquisition CO LLC and ASP-r-pac Holdings LP (15)	Manufacturer and supplier of printed packaging and trimmings	First lien senior secured loan	10.83%	LIBOR (Q)	6.00%	12/2021	12/2027		0.1	0.1	0.1	(2)(11)
		Class A units				12/2021		195,990		19.6	16.5	(2)
										19.7	16.6
Halex Holdings, Inc. (5)	Manufacturer of flooring installation products	Common stock				01/2017		51,853		—	—

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
H-Food Holdings, LLC and Matterhorn Parent, LLC	Food contract manufacturer	First lien senior secured loan	8.53%	LIBOR (M)	3.69%	06/2022	05/2025		26.3	24.0	22.4	(2)(18)
		First lien senior secured loan	8.84%	LIBOR (M)	4.00%	07/2022	05/2025		3.3	3.1	2.9	(2)(18)
		First lien senior secured loan	9.84%	LIBOR (M)	5.00%	12/2021	05/2025		0.1	0.1	0.1	(2)(11)(18)
		Second lien senior secured loan	11.84%	LIBOR (M)	7.00%	11/2018	03/2026		73.0	73.0	62.1	(2)
		Common units				11/2018		5,827		5.8	3.1
										106.0	90.6
Nelipak Holding Company, Nelipak European Holdings Cooperatief U.A., KNPAK Holdings, LP and PAKNK Netherlands Treasury B.V. (15)	Manufacturer of thermoformed packaging for medical devices	First lien senior secured revolving loan	9.09%	LIBOR (M)	4.25%	07/2019	07/2024		0.2	0.2	0.2	(2)(6)(11)
		First lien senior secured loan	6.99%	Euribor (Q)	4.50%	07/2019	07/2026		4.9	5.1	4.7	(2)(6)
		First lien senior secured loan	9.08%	LIBOR (Q)	4.25%	07/2019	07/2026		14.8	14.8	14.5	(2)(6)(11)
		First lien senior secured loan	6.99%	Euribor (Q)	4.50%	08/2019	07/2026		1.5	1.6	1.5	(2)(6)
		Class A units				07/2019		6,762,668		6.8	8.4	(2)(6)
										28.5	29.3
Novipax Buyer, L.L.C. and Novipax Parent Holding Company, L.L.C.	Developer and manufacturer of absorbent pads for food products	First lien senior secured loan	11.66%	SOFR (M)	6.75%	12/2020	12/2026		22.8	22.8	22.8	(2)(11)
		First lien senior secured loan	11.66%	SOFR (M)	6.75%	12/2022	12/2026		0.3	0.3	0.3	(2)(11)
		Class A preferred units	10.00% PIK			12/2020		4,772		4.2	8.9	(2)
		Class C units				12/2020		4,772		—	—	(2)
										27.3	32.0
Plaskolite PPC Intermediate II LLC and Plaskolite PPC Blocker LLC	Manufacturer of specialized acrylic and polycarbonate sheets	First lien senior secured loan	8.83%	LIBOR (Q)	4.00%	12/2018	12/2025		22.5	21.5	19.9	(2)(11)(18)
		Second lien senior secured loan	12.11%	LIBOR (Q)	7.25%	12/2018	12/2026		55.0	55.0	48.9	(2)(11)
		Co-Invest units				12/2018		5,969		0.6	0.4	(2)
										77.1	69.2
Precision Concepts International LLC and Precision Concepts Canada Corporation (15)	Manufacturer of diversified packaging solutions and plastic injection molded products	First lien senior secured revolving loan	10.48%	SOFR (Q)	5.50%	01/2019	06/2023		8.2	8.2	8.2	(2)(6)(11)
		First lien senior secured loan	10.50%	SOFR (Q)	5.50%	01/2019	01/2026		14.6	14.6	14.6	(2)(6)(11)
		First lien senior secured loan	10.75%	SOFR (Q)	5.75%	05/2022	01/2026		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	10.50%	SOFR (Q)	5.50%	06/2021	01/2026		0.1	0.1	0.1	(2)(6)(11)
										23.0	23.0
SCI PH Parent, Inc.	Industrial container manufacturer, reconditioner and servicer	Series B shares				08/2018		11		1.1	1.8	(2)

										282.7	262.5		2.61%
Technology Hardware and Equipment

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Chariot Buyer LLC (15)	Provider of smart access solutions across residential and commercial properties	First lien senior secured revolving loan	7.84%	LIBOR (M)	3.00%	11/2021	11/2026		3.2	3.2	3.0	(2)
		Second lien senior secured loan	11.91%	LIBOR (Q)	6.75%	11/2021	11/2029		134.4	134.4	127.7	(2)(11)
										137.6	130.7
Everspin Technologies, Inc.	Designer and manufacturer of computer memory solutions	Warrant to purchase shares of common stock				10/2016	10/2026	18,461		0.4	—
ITI Holdings, Inc. (15)	Provider of innovative software and equipment for motor vehicle agencies	First lien senior secured revolving loan	12.50%	Base Rate (Q)	4.50%	03/2022	03/2028		4.0	4.0	3.9	(11)
		First lien senior secured revolving loan	12.50%	Base Rate (M)	4.50%	03/2022	03/2028		3.0	3.0	2.9	(2)(11)
		First lien senior secured revolving loan	10.45%	SOFR (M)	5.50%	03/2022	03/2028		0.6	0.6	0.6	(2)(11)
		First lien senior secured loan	10.58%	SOFR (Q)	5.50%	03/2022	03/2028		34.9	34.9	33.9	(2)(11)
										42.5	41.3
Micromeritics Instrument Corp. (15)	Scientific instrument manufacturer	First lien senior secured loan	9.65%	LIBOR (Q)	4.50%	12/2019	12/2025		19.7	19.7	19.7	(2)(11)
PerkinElmer U.S. LLC and NM Polaris Co-Invest, L.P.	Provider of analytical instrumentation and testing equipment and services	First lien senior secured loan	11.86%	SOFR (Q)	6.75%	03/2023	03/2029		17.5	17.5	17.0	(2)(11)
		Limited partnership interests				03/2023		0.62%		9.9	9.8	(2)
										27.4	26.8
Repairify, Inc. and Repairify Holdings, LLC (15)	Provider of automotive diagnostics scans and solutions	First lien senior secured revolving loan	10.03%	SOFR (S)	5.00%	06/2021	06/2027		1.2	1.2	1.2	(2)(11)
		Class A common units				06/2021		163,820		4.9	4.4	(2)
										6.1	5.6
Wildcat BuyerCo, Inc. and Wildcat Parent, LP (15)	Provider and supplier of electrical components for commercial and industrial applications	First lien senior secured revolving loan	12.75%	Base Rate (Q)	4.75%	02/2020	02/2026		0.7	0.7	0.7	(2)(11)(14)
		First lien senior secured loan	10.80%	SOFR (Q)	5.75%	02/2020	02/2026		17.9	17.9	17.8	(2)(11)
		First lien senior secured loan	10.80%	SOFR (Q)	5.75%	05/2022	02/2026		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	10.80%	SOFR (Q)	5.75%	11/2021	02/2026		0.2	0.2	0.2	(2)(11)
		Limited partnership interests				02/2020		17,655		1.8	5.3	(2)
										20.8	24.2

										254.5	248.3		2.47%
Household and Personal Products
CDI Holdings III Corp. and CDI Holdings I Corp. (15)	Provider of personal care appliances	First lien senior secured loan	10.59%	LIBOR (M)	5.75%	12/2021	12/2027		3.8	3.8	3.7	(2)(11)
		Common stock				12/2021		6,149		6.1	5.2	(2)
										9.9	8.9

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Foundation Consumer Brands, LLC	Pharmaceutical holding company of over the counter brands	First lien senior secured loan	10.38%	LIBOR (Q)	5.50%	02/2021	02/2027		13.6	13.3	13.6	(2)(11)
LifeStyles Bidco Ltd., Lifestyles Intermediate Holdco Ltd. and LifeStyles Parent, L.P.	Provider of intimate wellness products	First lien senior secured loan	11.65%	SOFR (Q)	6.75%	11/2022	11/2028		18.6	18.6	18.2	(2)(6)(11)
		Preferred units	8.00% PIK			11/2022		3,178		3.3	3.3	(2)(6)
		Class B common units				11/2022		32,105		—	—	(2)(6)
										21.9	21.5
Premier Specialties, Inc. and RMCF V CIV XLIV, L.P. (15)	Manufacturer and supplier of natural fragrance materials and cosmeceuticals	First lien senior secured revolving loan	10.84%	LIBOR (M)	6.00%	08/2021	08/2027		2.3	2.3	2.1	(2)(11)
		First lien senior secured loan	10.84%	LIBOR (M)	6.00%	08/2021	08/2027		27.2	27.2	25.3	(2)(11)
		Limited partner interests				08/2021		4.58%		5.0	3.0	(2)
										34.5	30.4
RD Holdco Inc. (5)	Manufacturer and marketer of carpet cleaning machines	Second lien senior secured loan				01/2017	10/2026		25.1	22.4	11.6	(2)(10)
		Common stock				01/2017		458,596		14.0	—
		Warrant to purchase shares of common stock				01/2017	12/2023	56,372		—	—
										36.4	11.6
Walnut Parent, Inc.	Manufacturer of natural solution pest and animal control products	First lien senior secured loan	10.46%	LIBOR (Q)	5.50%	11/2020	11/2027		14.6	14.6	14.2	(2)(11)
		First lien senior secured loan	10.46%	LIBOR (Q)	5.50%	04/2022	11/2027		0.1	0.1	0.1	(2)(11)
										14.7	14.3

										130.7	100.3		1.00%
Transportation
Commercial Trailer Leasing, Inc. (15)	Trailer leasing company	First lien senior secured loan	11.04%	SOFR (Q)	6.25%	01/2021	01/2026		24.9	24.9	24.9	(2)(11)
		Second lien senior secured loan	13.00%			01/2021	01/2027		19.9	19.9	19.5	(2)
										44.8	44.4
Shur-Co Acquisition, Inc. and Shur-Co Holdco, Inc. (15)	Provider of tarp systems and accessories for trucks, trailers, carts, and specialty equipment used in the agriculture, construction and flatbed markets	First lien senior secured loan	10.90%	SOFR (A)	6.00%	06/2021	06/2027		26.7	26.7	26.7	(2)(11)
		First lien senior secured loan	11.45%	SOFR (Q)	6.55%	03/2023	06/2027		6.2	6.2	6.2	(2)(11)
		First lien senior secured loan	10.90%	SOFR (A)	6.00%	06/2022	06/2027		0.1	0.1	0.1	(2)(11)
		Common stock				06/2021		75,990		7.6	14.8	(2)
										40.6	47.8

										85.4	92.2		0.92%
Telecommunication Services
Aventiv Technologies, LLC and Securus Technologies Holdings, Inc.	Provider of inmate telecom solutions to corrections and law enforcement agencies	First lien senior secured loan	9.66%	LIBOR (Q)	4.50%	05/2022	11/2024		9.1	8.8	6.5	(2)(11)(18)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Second lien senior secured loan	13.08%	LIBOR (Q)	8.25%	05/2022	11/2025		0.2	0.2	0.2	(2)(11)
										9.0	6.7
Emergency Communications Network, LLC (15)	Provider of mission critical emergency mass notification solutions	First lien senior secured revolving loan	12.66% (5.25% PIK)	SOFR (Q)	7.75%	06/2017	06/2024		6.9	6.9	6.2	(2)(11)
		First lien senior secured loan	12.43% (5.25% PIK)	SOFR (Q)	7.75%	06/2017	06/2024		49.1	49.0	44.2	(2)(11)
										55.9	50.4

										64.9	57.1		0.57%
Education
Excelligence Holdings Corp.	Developer, manufacturer and retailer of educational products	First lien senior secured loan	11.09%	SOFR (Q)	6.00%	04/2017	01/2024		9.2	9.2	9.2	(2)(11)
Flinn Scientific, Inc. and WCI-Quantum Holdings, Inc. (15)	Distributor of instructional products, services and resources	First lien senior secured revolving loan	10.34%	LIBOR (M)	5.50%	08/2018	08/2024		6.5	6.5	6.5	(2)(11)
		First lien senior secured revolving loan	12.50%	Base Rate (M)	4.50%	08/2018	08/2024		0.8	0.8	0.8	(2)(11)
		First lien senior secured loan	10.34%	LIBOR (M)	5.50%	07/2017	08/2024		29.6	29.6	29.6	(2)(11)
		First lien senior secured loan	10.34%	LIBOR (M)	5.50%	08/2018	08/2024		1.1	1.1	1.1	(2)(11)
		Series A preferred stock				10/2014		1,272		0.7	1.6	(2)
										38.7	39.6

										47.9	48.8		0.49%

Total Investments										21,429.6	21,148.0		210.44%

Derivative Instruments

Forward currency contracts

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Appreciation / (Depreciation)
Forward currency contract	$240		€219	Royal Bank of Canada	April 28, 2023	$2
Forward currency contract	$218	CAD	292	Royal Bank of Canada	April 28, 2023	2
Forward currency contract	$181	CAD	247	Royal Bank of Canada	April 19, 2023	(2)
Forward currency contract	$159		£128	Royal Bank of Canada	April 28, 2023	1
Forward currency contract	$156		$114	Royal Bank of Canada	April 28, 2023	1
Forward currency contract	$37	NZD	58	Royal Bank of Canada	April 28, 2023	1
Forward currency contract	$3	CAD	4	Canadian Imperial Bank of Commerce	April 28, 2023	—
Forward currency contract	$2	CAD	2	Royal Bank of Canada	April 28, 2023	—
Forward currency contract	$—	CAD	1	Royal Bank of Canada	April 28, 2023	—
Total						$5
______________________________________________

(1)Other than the Company’s investments listed in footnote 5 below (subject to the limitations set forth therein), the Company does not “Control” any of its portfolio companies, for the purposes of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In general, under the Investment Company Act, the Company would “Control” a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. All of the Company’s portfolio company investments, which as of March 31, 2023 represented 210% of the Company’s net assets or 97% of the Company’s total assets, are subject to legal restrictions on sales.

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

(4)As defined in the Investment Company Act, the Company is deemed to be an “Affiliated Person” because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the three months ended March 31, 2023 in which the issuer was an Affiliated Person of the Company (but not a portfolio company that the Company is deemed to Control) are as follows:

For the Three Months Ended March 31, 2023										As of March 31, 2023
(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)	Fair Value
Apex Clean Energy TopCo, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—	$150.6
APG Intermediate Holdings Corporation and APG Holdings, LLC	—	—	—	0.4	—	—	—	—	2.1	23.9
Blue Wolf Capital Fund II, L.P.	—	—	—	—	—	—	—	—	—	0.1
Bragg Live Food Products, LLC and SPC Investment Co., L.P.	1.6	0.9	—	0.9	—	—	—	—	(0.3)	39.4
ESCP PPG Holdings, LLC	—	—	—	—	—	—	—	—	1.3	4.4
European Capital UK SME Debt LP	—	—	—	—	—	0.4	—	—	0.6	27.1
PCG-Ares Sidecar Investment, L.P.	—	—	—	—	—	—	—	—	—	0.7
PCG-Ares Sidecar Investment II, L.P.	—	—	—	—	—	—	—	—	1.1	16.6
Production Resource Group, L.L.C. and PRG III, LLC	—	0.4	—	2.4	—	—	—	—	10.9	109.1
Shock Doctor, Inc. and Shock Doctor Holdings, LLC	1.6	—	—	—	—	—	—	—	(1.9)	5.7
Totes Isotoner Corporation and Totes Ultimate Holdco, Inc.	—	—	—	0.1	—	—	—	—	0.1	3.8
	$3.2	$1.3	$—	$3.8	$—	$0.4	$—	$—	$13.9	$381.4

(5)As defined in the Investment Company Act, the Company is deemed to be both an “Affiliated Person” and “Control” this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the three months ended March 31, 2023 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control are as follows:

For the Three Months Ended March 31, 2023										As of March 31, 2023
(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)	Fair Value
Absolute Dental Group LLC and Absolute Dental Equity, LLC	$3.7	$—	$—	$2.0	$—	$—	$—	$—	$(0.7)	$73.9
ACAS Equity Holdings Corporation	—	—	—	—	—	—	—	—	—	0.4
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc.	—	—	—	—	—	—	—	—	—	—
CoLTs 2005-1 Ltd.	—	—	—	—	—	—	—	—	—	—
Eckler Industries, Inc. and Eckler Purchaser LLC	—	—	—	—	—	—	—	—	—	—
Halex Holdings, Inc.	—	—	—	—	—	—	—	—	—	—
HCI Equity, LLC	—	—	—	—	—	—	—	—	—	—
Heelstone Renewable Energy, LLC and Heelstone Renewable Energy Investors, LLC	—	—	—	2.2	—	—	—	—	11.3	223.1
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation	—	—	—	0.6	—	0.1	0.2	—	3.5	51.5
Ivy Hill Asset Management, L.P.	283.1	192.0	—	12.7	—	57.0	—	—	3.3	2,295.4
Olympia Acquisition, Inc., Olympia TopCo, L.P., and Asclepius Holdings LLC	1.3	0.1	—	—	—	—	—	—	(8.5)	37.5
Potomac Intermediate Holdings II LLC	—	—	—	—	—	—	—	—	(9.3)	134.0
PS Operating Company LLC and PS Op Holdings LLC	—	—	—	0.5	—	—	—	—	(0.9)	26.9
Rug Doctor, LLC and RD Holdco Inc.	—	—	—	—	—	—	—	—	0.9	11.6
S Toys Holdings LLC (fka The Step2 Company, LLC)	—	—	—	—	—	—	—	—	—	—
Senior Direct Lending Program, LLC	49.0	41.4	—	42.4	0.2	—	1.1	—	(25.8)	1,230.4
Startec Equity, LLC	—	—	—	—	—	—	—	—	—	—
VPROP Operating, LLC and V SandCo, LLC	—	—	—	1.5	—	6.7	—	—	(5.4)	110.7
	$337.1	$233.5	$—	$61.9	$0.2	$63.8	$1.3	$—	$(31.6)	$4,195.4
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

(6)    This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets. Pursuant to Section 55(a) of the Investment Company Act, 25% of the Company's total assets are represented by investments at fair value and other assets that are considered "non-qualifying assets" as of March 31, 2023.

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

(9)The Company sold a participating interest of approximately $80.4 in aggregate principal amount outstanding of the portfolio company’s first lien senior secured revolving loan. As the transaction did not qualify as a “true sale” in accordance with GAAP, the Company recorded a corresponding $80.4 secured borrowing, at fair value, included in “secured borrowings” in the accompanying consolidated balance sheet. As of March 31, 2023, the interest rate in effect for the secured borrowing was 12.16%.

(10)Loan was on non-accrual status as of March 31, 2023.

(11)Loan includes interest rate floor feature.

(12)In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from the SDLP’s loan portfolio, after expenses, which may result in a return to the Company greater than the contractual stated interest rate.

(13)As of March 31, 2023, no amounts were funded by the Company under this first lien senior secured revolving loan; however, there were letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 for further information on letters of credit commitments related to certain portfolio companies.

(14)As of March 31, 2023, in addition to the amounts funded by the Company under this first lien senior secured revolving loan, there were also letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 for further information on letters of credit commitments related to certain portfolio companies.

(15)As of March 31, 2023, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 7 for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Absolute Dental Group LLC and Absolute Dental Equity, LLC	$7.1	$(6.9)	$0.2	$—	$—	$0.2
Accommodations Plus Technologies LLC and Accommodations Plus Technologies Holdings LLC	4.1	(4.1)	—	—	—	—
ADG, LLC and RC IV GEDC Investor LLC	20.5	(12.6)	7.9	—	—	7.9
Advarra Holdings, Inc.	0.4	—	0.4	—	—	0.4
AffiniPay Midco, LLC and AffiniPay Intermediate Holdings, LLC	45.6	—	45.6	—	—	45.6
AI Fire Buyer, Inc. and AI Fire Parent LLC	21.7	(1.9)	19.8	—	—	19.8
AIM Acquisition, LLC	1.8	—	1.8	—	—	1.8
Alcami Corporation and ACM Note Holdings, LLC	2.6	—	2.6	—	—	2.6
American Residential Services L.L.C. and Aragorn Parent Holdings LP	4.5	(2.1)	2.4	—	—	2.4
Anaplan, Inc.	1.4	—	1.4	—	—	1.4
Anaqua Parent Holdings, Inc. & Astorg VII Co-Invest Anaqua	3.4	(0.1)	3.3	—	—	3.3
Apex Service Partners, LLC	8.5	—	8.5	—	—	8.5
APG Intermediate Holdings Corporation and APG Holdings, LLC	0.1	—	0.1	—	—	0.1
Applied Technical Services, LLC	3.7	(2.6)	1.1	—	—	1.1
Appriss Health, LLC and Appriss Health Intermediate Holdings, Inc.	0.1	—	0.1	—	—	0.1
Apptio, Inc.	4.2	(3.8)	0.4	—	—	0.4
AQ Sage Buyer, LLC	6.4	—	6.4	—	—	6.4
AQ Sunshine, Inc.	12.4	(3.0)	9.4	—	—	9.4
Ardonagh Midco 2 plc and Ardonagh Midco 3 plc	15.6	—	15.6	—	—	15.6
Argenbright Holdings V, LLC and Amberstone Security Group Limited	2.5	—	2.5	—	—	2.5
ASP-r-pac Acquisition CO LLC and ASP-r-pac Holdings LP	6.2	—	6.2	—	—	6.2
AthenaHealth Group Inc., Minerva Holdco, Inc. and BCPE Co-Invest (A), LP	9.0	—	9.0	—	—	9.0
ATI Restoration, LLC	46.6	(5.8)	40.8	—	—	40.8
Atlas Intermediate III, L.L.C.	0.8	(0.2)	0.6	—	—	0.6
Avalara, Inc.	2.7	—	2.7	—	—	2.7
Aventine Intermediate LLC & Aventine Holdings II LLC	0.2	—	0.2	—	—	0.2
Avetta, LLC	4.2	—	4.2	—	—	4.2
AxiomSL Group, Inc. and Calypso Group, Inc.	3.9	—	3.9	—	—	3.9
Banyan Software Holdings, LLC and Banyan Software, LP	12.6	(1.0)	11.6	—	—	11.6
Beacon Pointe Harmony, LLC	4.5	—	4.5	—	—	4.5
Belfor Holdings, Inc.	25.0	(21.4)	3.6	—	—	3.6
Benecon Midco II LLC and Locutus Holdco LLC	4.5	—	4.5	—	—	4.5
Benefytt Technologies, Inc.	0.9	—	0.9	—	(0.9)	—
Berner Food & Beverage, LLC	1.7	(0.9)	0.8	—	—	0.8
BlueHalo Financing Holdings, LLC, BlueHalo Global Holdings, LLC, and BlueHalo, LLC	3.0	(0.4)	2.6	—	—	2.6
Borrower R365 Holdings LLC	2.3	—	2.3	—	—	2.3
Bottomline Technologies, Inc. and Legal Spend Holdings, LLC	2.3	—	2.3	—	—	2.3
Bragg Live Food Products, LLC and SPC Investment Co., L.P.	4.4	(0.7)	3.7	—	—	3.7
Businessolver.com, Inc.	3.6	—	3.6	—	—	3.6
Cadence Aerospace, LLC	15.4	(15.4)	—	—	—	—
Caerus Midco 3 S.Ã r.l.	4.1	—	4.1	—	—	4.1
Capstone Acquisition Holdings, Inc. and Capstone Parent Holdings, LP	15.3	(8.8)	6.5	—	—	6.5
Captive Resources Midco, LLC	1.2	—	1.2	—	—	1.2
Cardinal Parent, Inc. and Packers Software Intermediate Holdings, Inc.	5.0	(5.0)	—	—	—	—
CCS-CMGC Holdings, Inc.	12.0	(5.5)	6.5	—	—	6.5
CDI Holdings III Corp. and CDI Holdings I Corp.	0.9	—	0.9	—	—	0.9
Center for Autism and Related Disorders, LLC	10.5	(9.2)	1.3	—	(1.3)	—
Centric Brands LLC and Centric Brands GP LLC	8.6	(5.4)	3.2	—	—	3.2
Chariot Buyer LLC	12.3	(3.2)	9.1	—	—	9.1
Cheyenne Petroleum Company Limited Partnership, CPC 2001 LLC and Mill Shoals LLC	9.5	—	9.5	—	—	9.5
CMG HoldCo, LLC and CMG Buyer Holdings, Inc.	10.2	(0.8)	9.4	—	—	9.4
Cobalt Buyer Sub, Inc., Cobalt Holdings I, LP, and Cobalt Intermediate I, Inc.	7.8	(2.5)	5.3	—	—	5.3
Commercial Trailer Leasing, Inc.	0.6	—	0.6	—	—	0.6

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Community Brands ParentCo, LLC	7.2	—	7.2	—	—	7.2
Compex Legal Services, Inc.	3.6	(2.2)	1.4	—	—	1.4
Comprehensive EyeCare Partners, LLC	1.9	(1.9)	—	—	—	—
Concert Golf Partners Holdco LLC	3.1	—	3.1	—	—	3.1
Consilio Midco Limited, Compusoft US LLC, and Consilio Investment Holdings, L.P.	13.5	(0.9)	12.6	—	—	12.6
Continental Café, LLC and Infinity Ovation Yacht Charters, LLC	8.0	(0.9)	7.1	—	—	7.1
Convera International Holdings Limited and Convera International Financial S.A R.L.	2.3	—	2.3	—	—	2.3
CoreLogic, Inc. and T-VIII Celestial Co-Invest LP	38.9	—	38.9	—	—	38.9
Cority Software Inc., Cority Software (USA) Inc., and Cority Parent, Inc.	0.1	—	0.1	—	—	0.1
Cornerstone OnDemand, Inc. and Sunshine Software Holdings, Inc.	38.7	(24.5)	14.2	—	—	14.2
Coupa Holdings, LLC and Coupa Software Incorporated	0.9	—	0.9	—	—	0.9
Covaris Intermediate 3, LLC & Covaris Parent, LLC	22.2	(1.5)	20.7	—	—	20.7
Coyote Buyer, LLC	5.8	—	5.8	—	—	5.8
Crown CT Parent Inc., Crown CT HoldCo Inc. and Crown CT Management LLC	3.2	—	3.2	—	—	3.2
CST Holding Company	1.9	(0.2)	1.7	—	—	1.7
CVP Holdco, Inc. and OMERS Wildcats Investment Holdings LLC	22.6	—	22.6	—	—	22.6
DecoPac, Inc. and KCAKE Holdings Inc.	16.5	(4.7)	11.8	—	—	11.8
Denali Holdco LLC and Denali Apexco LP	11.4	(3.9)	7.5	—	—	7.5
DFC Global Facility Borrower III LLC	96.7	(81.0)	15.7	—	—	15.7
DFS Holding Company, Inc.	0.4	—	0.4	—	—	0.4
Diligent Corporation and Diligent Preferred Issuer, Inc.	2.2	(0.7)	1.5	—	—	1.5
Display Holding Company, Inc., Saldon Holdings, Inc. and Fastsigns Holdings Inc.	2.3	—	2.3	—	—	2.3
DRS Holdings III, Inc. and DRS Holdings I, Inc.	10.8	—	10.8	—	—	10.8
DS Admiral Bidco, LLC	0.1	—	0.1	—	—	0.1
Dye & Durham Corporation	15.1	(5.0)	10.1	—	—	10.1
Dynamic NC Aerospace Holdings, LLC and Dynamic NC Investment Holdings, LP	7.1	(0.9)	6.2	—	—	6.2
Elemica Parent, Inc. & EZ Elemica Holdings, Inc.	4.1	(3.4)	0.7	—	—	0.7
Elevation Services Parent Holdings, LLC	17.1	(1.5)	15.6	—	—	15.6
Emergency Communications Network, LLC	6.9	(6.9)	—	—	—	—
EP Wealth Advisors, LLC	10.0	—	10.0	—	—	10.0
EpiServer Inc. and Episerver Sweden Holdings AB	14.5	—	14.5	—	—	14.5
EPS NASS Parent, Inc.	1.5	(1.0)	0.5	—	—	0.5
eResearch Technology, Inc. and Astorg VII Co-Invest ERT	2.5	—	2.5	—	—	2.5
ESHA Research, LLC and RMCF VI CIV XLVIII, L.P.	1.1	—	1.1	—	—	1.1
Essential Services Holding Corporation and OMERS Mahomes Investment Holdings LLC	28.0	(11.6)	16.4	—	—	16.4
Extrahop Networks, Inc.	13.0	—	13.0	—	—	13.0
Faraday Buyer, LLC	4.7	—	4.7	—	—	4.7
FL Hawk Intermediate Holdings, Inc.	0.5	—	0.5	—	—	0.5
Flinn Scientific, Inc. and WCI-Quantum Holdings, Inc.	14.5	(7.4)	7.1	—	—	7.1
FM:Systems Group, LLC	1.5	—	1.5	—	—	1.5
Forescout Technologies, Inc.	14.2	(0.1)	14.1	—	—	14.1
Foundation Risk Partners, Corp.	40.5	—	40.5	—	—	40.5
FS Squared Holding Corp. and FS Squared, LLC	9.6	(0.5)	9.1	—	—	9.1
Galway Borrower LLC	9.8	(2.3)	7.5	—	—	7.5
Genesis Acquisition Co. and Genesis Ultimate Holding Co.	1.5	(1.5)	—	—	—	—
GHX Ultimate Parent Corporation, Commerce Parent, Inc. and Commerce Topco, LLC	47.5	—	47.5	—	—	47.5
GI Ranger Intermediate LLC	9.2	(0.4)	8.8	—	—	8.8
Global Music Rights, LLC	4.3	—	4.3	—	—	4.3
GNZ Energy Bidco Limited and Galileo Co-investment Trust I	3.1	—	3.1	—	—	3.1
Gotham Greens Holdings, PBC	22.5	—	22.5	—	(12.9)	9.6
GraphPAD Software, LLC, Insightful Science Intermediate I, LLC and Insightful Science Holdings, LLC	5.0	—	5.0	—	—	5.0
GroundWorks, LLC	1.9	—	1.9	—	—	1.9

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
HAI Acquisition Corporation and Aloha Topco, LLC	19.0	—	19.0	—	—	19.0
Harvey Tool Company, LLC	28.5	(5.2)	23.3	—	—	23.3
HealthEdge Software, Inc.	33.5	(2.7)	30.8	—	—	30.8
Heavy Construction Systems Specialists, LLC	4.0	—	4.0	—	—	4.0
Help/Systems Holdings, Inc.	7.5	—	7.5	—	—	7.5
HGC Holdings, LLC	7.5	—	7.5	—	—	7.5
HH-Stella, Inc. and Bedrock Parent Holdings, LP	11.7	(2.8)	8.9	—	—	8.9
High Street Buyer, Inc. and High Street Holdco LLC	25.5	—	25.5	—	—	25.5
Highline Aftermarket Acquisition, LLC, Highline Aftermarket SC Acquisition, Inc. and Highline PPC Blocker LLC	9.5	(0.3)	9.2	—	—	9.2
Hometown Food Company	3.9	—	3.9	—	—	3.9
Huskies Parent, Inc., GI Insurity Parent LLC and GI Insurity TopCo LP	22.6	(9.4)	13.2	—	—	13.2
Infinity Home Services HoldCo, Inc. and IHS Parent Holdings, L.P.	8.4	(0.4)	8.0	—	—	8.0
Inszone Mid, LLC and INSZ Holdings, LLC	15.8	—	15.8	—	—	15.8
IQN Holding Corp.	6.8	—	6.8	—	—	6.8
ISQ Hawkeye Holdco, Inc. and ISQ Hawkeye Holdings, L.P.	9.8	(3.7)	6.1	—	—	6.1
ITI Holdings, Inc.	7.6	(7.6)	—	—	—	—
JDC Healthcare Management, LLC	4.9	(4.9)	—	—	—	—
K2 Insurance Services, LLC and K2 Holdco LP	8.2	—	8.2	—	—	8.2
Kaseya Inc. and Knockout Intermediate Holdings I Inc.	31.2	(1.3)	29.9	—	—	29.9
KBHS Acquisition, LLC (d/b/a Alita Care, LLC)	5.0	(4.3)	0.7	—	—	0.7
Kene Acquisition, Inc. and Kene Holdings, L.P.	8.9	(0.2)	8.7	—	—	8.7
Laboratories Bidco LLC and Laboratories Topco LLC	41.3	(13.4)	27.9	—	—	27.9
LeanTaaS Holdings, Inc.	48.6	—	48.6	—	—	48.6
Leviathan Intermediate Holdco, LLC and Leviathan Holdings, L.P.	1.5	(0.2)	1.3	—	—	1.3
Lew's Intermediate Holdings, LLC	2.3	—	2.3	—	—	2.3
Lido Advisors, LLC	0.8	(0.6)	0.2	—	—	0.2
LJ Perimeter Buyer, Inc. and LJ Perimeter Co-Invest, L.P.	9.6	—	9.6	—	—	9.6
LJP Purchaser, Inc. and LJP Topco, LP	4.4	—	4.4	—	—	4.4
Lower ACS, Inc.	25.9	—	25.9	—	—	25.9
Majesco and Magic Topco, L.P.	2.0	—	2.0	—	—	2.0
Manna Pro Products, LLC	7.0	(5.1)	1.9	—	—	1.9
Marmic Purchaser, LLC and Marmic Topco, L.P.	6.4	—	6.4	—	—	6.4
Mavis Tire Express Services Topco Corp., Metis Holdco, Inc. and Metis Topco, LP	32.9	(19.0)	13.9	—	—	13.9
McKenzie Creative Brands, LLC	4.5	—	4.5	—	—	4.5
Medline Borrower, LP	6.9	(0.1)	6.8	—	—	6.8
Micromeritics Instrument Corp.	4.1	—	4.1	—	—	4.1
Mimecast Borrowerco, Inc. and Magnesium Co- Invest SCSp	15.1	—	15.1	—	—	15.1
Ministry Brands Holdings, LLC and RCP MB Investments B, L.P.	28.4	(2.0)	26.4	—	—	26.4
Monica Holdco (US) Inc.	3.6	(3.6)	—	—	—	—
Moonraker AcquisitionCo LLC and Moonraker HoldCo LLC	19.0	—	19.0	—	—	19.0
MRI Software LLC	7.9	—	7.9	—	—	7.9
Murchison Oil and Gas, LLC and Murchison Holdings, LLC	9.2	—	9.2	—	—	9.2
n2y Holding, LLC	0.1	(0.1)	—	—	—	—
NAS, LLC and Nationwide Marketing Group, LLC	3.0	(0.6)	2.4	—	—	2.4
National Intergovernmental Purchasing Alliance Company	9.0	—	9.0	—	—	9.0
NCWS Intermediate, Inc. and NCWS Holdings LP	28.1	—	28.1	—	—	28.1
Nelipak Holding Company, Nelipak European Holdings Cooperatief U.A., KNPAK Holdings, LP and PAKNK Netherlands Treasury B.V.	0.6	(0.2)	0.4	—	—	0.4
Neptune Bidco US Inc. and Elliott Metron Co-Investor Aggregator L.P.	12.6	—	12.6	—	—	12.6
NMC Skincare Intermediate Holdings II, LLC	12.7	—	12.7	—	—	12.7
NMN Holdings III Corp. and NMN Holdings LP	12.5	(6.1)	6.4	—	—	6.4
Noble Aerospace, LLC	5.6	(2.2)	3.4	—	—	3.4
North American Fire Holdings, LLC and North American Fire Ultimate Holdings, LLC	8.1	—	8.1	—	—	8.1
North Haven Fairway Buyer, LLC, Fairway Lawns, LLC and Command Pest Control, LLC	13.8	—	13.8	—	—	13.8
North Haven Stack Buyer, LLC	4.3	(1.0)	3.3	—	—	3.3

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Olympia Acquisition, Inc., Olympia TopCo, L.P., and Asclepius Holdings LLC	5.2	—	5.2	—	(0.5)	4.7
OneDigital Borrower LLC	7.5	(0.4)	7.1	—	—	7.1
Pathway Vet Alliance LLC and Jedi Group Holdings LLC	1.9	—	1.9	—	—	1.9
Patriot Growth Insurance Services, LLC	2.2	—	2.2	—	—	2.2
PDDS HoldCo, Inc.	2.1	—	2.1	—	—	2.1
PDI TA Holdings, Inc., Peachtree Parent, Inc. and Insight PDI Holdings, LLC	7.6	(3.8)	3.8	—	—	3.8
Pegasus Global Enterprise Holdings, LLC, Mekone Blocker Acquisition, Inc. and Mekone Parent, LLC	11.6	(3.9)	7.7	—	—	7.7
Pelican Products, Inc.	2.3	—	2.3	—	—	2.3
People Corporation	20.2	(1.3)	18.9	—	—	18.9
Perforce Software, Inc.	0.5	—	0.5	—	—	0.5
PestCo Holdings, LLC and PestCo, LLC	0.9	—	0.9	—	—	0.9
Petroleum Service Group LLC	17.5	(3.5)	14.0	—	—	14.0
Petrus Buyer, Inc.	2.7	—	2.7	—	—	2.7
Petvisor Holdings, LLC	31.8	—	31.8	—	—	31.8
Ping Identity Holding Corp.	0.2	—	0.2	—	—	0.2
Pluralsight, Inc.	0.3	(0.2)	0.1	—	—	0.1
Precision Concepts International LLC and Precision Concepts Canada Corporation	19.2	(8.2)	11.0	—	—	11.0
Premier Specialties, Inc. and RMCF V CIV XLIV, L.P.	11.0	(2.3)	8.7	—	—	8.7
Premise Health Holding Corp. and OMERS Bluejay Investment Holdings LP	36.0	(0.6)	35.4	—	—	35.4
Prime Buyer, L.L.C.	15.9	(0.7)	15.2	—	—	15.2
ProfitSolv Purchaser, Inc. and PS Co-Invest, L.P.	0.1	—	0.1	—	—	0.1
Project Essential Bidco, Inc. and Project Essential Super Parent, Inc.	1.1	—	1.1	—	—	1.1
Project Potter Buyer, LLC and Project Potter Parent, L.P.	5.5	(2.1)	3.4	—	—	3.4
Proofpoint, Inc.	3.1	—	3.1	—	—	3.1
PS Operating Company LLC and PS Op Holdings LLC	5.9	(4.5)	1.4	—	—	1.4
Pueblo Mechanical and Controls, LLC and OMERS PMC Investment Holdings LLC	2.2	(0.4)	1.8	—	—	1.8
Pyramid-BMC IntermediateCo I, LLC and Pyramid Investors, LLC	1.6	—	1.6	—	—	1.6
QF Holdings, Inc.	1.1	(0.2)	0.9	—	—	0.9
Qnnect, LLC and Connector TopCo, LP	2.7	—	2.7	—	—	2.7
Radius Aerospace, Inc. and Radius Aerospace Europe Limited	2.8	(0.6)	2.2	—	—	2.2
Radwell Parent, LLC	4.4	(0.6)	3.8	—	—	3.8
Raptor Technologies, LLC, Sycamore Bidco LTD and Rocket Parent, LLC	4.4	—	4.4	—	—	4.4
RB Holdings InterCo, LLC	5.6	(1.8)	3.8	—	—	3.8
Reddy Ice LLC	0.2	(0.1)	0.1	—	—	0.1
Redwood Services, LLC and Redwood Services Holdco, LLC	3.8	—	3.8	—	—	3.8
Reef Lifestyle, LLC	53.0	(53.0)	—	—	—	—
Registrar Intermediate, LLC and PSP Registrar Co-Investment Fund, L.P.	28.0	—	28.0	—	—	28.0
Relativity ODA LLC	3.8	—	3.8	—	—	3.8
Repairify, Inc. and Repairify Holdings, LLC	7.3	(1.2)	6.1	—	—	6.1
Revalize, Inc.	0.9	—	0.9	—	—	0.9
Rialto Management Group, LLC	1.3	(0.3)	1.0	—	—	1.0
Riser Merger Sub, Inc.	1.4	(0.4)	1.0	—	—	1.0
RMS HoldCo II, LLC & RMS Group Holdings, Inc.	2.9	—	2.9	—	—	2.9
Rodeo AcquisitionCo LLC	6.2	(1.7)	4.5	—	—	4.5
RSC Acquisition, Inc. and RSC Insurance Brokerage, Inc.	0.6	(0.3)	0.3	—	—	0.3
RTI Surgical, Inc. and Pioneer Surgical Technology, Inc.	15.9	(6.1)	9.8	—	—	9.8
SageSure Holdings, LLC & Insight Catastrophe Group, LLC	3.1	—	3.1	—	—	3.1
Schill Landscaping and Lawn Care Services LLC, Tender Lawn Care ULC and Landscape Parallel Partners, L.P.	3.3	(0.5)	2.8	—	—	2.8
SCIH Salt Holdings Inc.	7.5	—	7.5	—	—	7.5
SCM Insurance Services Inc.	4.0	—	4.0	—	—	4.0
SFE Intermediate Holdco LLC	15.2	(8.3)	6.9	—	—	6.9
Shermco Intermediate Holdings, Inc.	4.0	(1.6)	2.4	—	—	2.4

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Shock Doctor, Inc. and Shock Doctor Holdings, LLC	2.5	(1.7)	0.8	—	—	0.8
Shur-Co Acquisition, Inc. and Shur-Co Holdco, Inc.	5.0	—	5.0	—	—	5.0
SiroMed Physician Services, Inc. and SiroMed Equity Holdings, LLC	7.1	—	7.1	—	—	7.1
SM Wellness Holdings, Inc. and SM Holdco, LLC	3.8	—	3.8	—	—	3.8
Smarsh Inc. and Skywalker TopCo, LLC	2.0	(0.1)	1.9	—	—	1.9
Spirit RR Holdings, Inc. and Winterfell Co-Invest SCSp	1.7	—	1.7	—	—	1.7
Star US Bidco LLC	8.5	—	8.5	—	—	8.5
Sun Acquirer Corp. and Sun TopCo, LP	21.3	(1.6)	19.7	—	—	19.7
Sundance Group Holdings, Inc.	3.0	(0.3)	2.7	—	—	2.7
Sunk Rock Foundry Partners LP, Hatteras Electrical Manufacturing Holding Company and Sigma Electric Manufacturing Corporation, Diecast Beacon	6.0	(0.3)	5.7	—	—	5.7
Sunrun Luna Holdco 2021, LLC	75.0	(65.3)	9.7	—	—	9.7
SV-Burton Holdings, LLC and LBC Breeze Holdings LLC	12.5	(0.4)	12.1	—	—	12.1
Symplr Software Inc. and Symplr Software Intermediate Holdings, Inc.	7.0	—	7.0	—	—	7.0
Synergy HomeCare Franchising, LLC and NP/Synergy Holdings, LLC	4.2	—	4.2	—	—	4.2
Systems Planning and Analysis, Inc.	4.0	(1.1)	2.9	—	—	2.9
TA/WEG Holdings, LLC	2.0	—	2.0	—	—	2.0
Tamarack Intermediate, L.L.C. and Tamarack Parent, L.L.C.	7.5	(1.2)	6.3	—	—	6.3
Taymax Group, L.P., Taymax Group G.P., LLC, PF Salem Canada ULC and TCP Fit Parent, L.P.	1.7	(1.1)	0.6	—	—	0.6
TCP Hawker Intermediate LLC	0.2	—	0.2	—	—	0.2
TerSera Therapeutics LLC	0.1	—	0.1	—	—	0.1
The Alaska Club Partners, LLC, Athletic Club Partners LLC and The Alaska Club, Inc.	1.1	—	1.1	—	—	1.1
The Arcticom Group, LLC and AMCP Mechanical Holdings, LP	12.6	(7.5)	5.1	—	—	5.1
The Mather Group, LLC, TVG-TMG Topco, Inc., and TVG-TMG Holdings, LLC	1.5	—	1.5	—	—	1.5
The NPD Group, L.P., IRI Group Holdings, Inc., Information Resources, Inc. and IRI-NPD Co-Invest Aggregator, L.P.	14.4	(2.1)	12.3	—	—	12.3
The Ultimus Group Midco, LLC, The Ultimus Group, LLC, and The Ultimus Group Aggregator, LP	6.9	—	6.9	—	—	6.9
Thermostat Purchaser III, Inc.	11.7	(0.2)	11.5	—	—	11.5
THG Acquisition, LLC	14.9	(1.0)	13.9	—	—	13.9
TibCo Software Inc., Picard Parent, Inc., Picard MidCo, Inc., Picard HoldCo, LLC and Elliott Alto Co-Investor Aggregator L.P.	19.0	—	19.0	—	—	19.0
Trader Corporation and Project Auto Finco Corp.	0.6	—	0.6	—	—	0.6
Two Six Labs, LLC	10.3	—	10.3	—	—	10.3
UKG Inc. and H&F Unite Partners, L.P.	25.0	(11.0)	14.0	—	—	14.0
United Digestive MSO Parent, LLC and Koln Co-Invest Unblocked, LP	8.6	—	8.6	—	—	8.6
US Salt Investors, LLC and Emerald Lake Pearl Acquisition-A, L.P.	9.9	—	9.9	—	—	9.9
Verista, Inc.	8.2	(2.4)	5.8	—	—	5.8
Verscend Holding Corp.	22.5	—	22.5	—	—	22.5
VPP Intermediate Holdings, LLC and VPP Group Holdings, L.P.	7.6	(0.2)	7.4	—	—	7.4
VRC Companies, LLC	5.4	—	5.4	—	—	5.4
VS Buyer, LLC	8.1	—	8.1	—	—	8.1
Waverly Advisors, LLC	0.2	—	0.2	—	—	0.2
WebPT, Inc.	0.9	(0.6)	0.3	—	—	0.3
Wellness AcquisitionCo, Inc.	3.9	—	3.9	—	—	3.9
Wildcat BuyerCo, Inc. and Wildcat Parent, LP	4.1	(0.8)	3.3	—	—	3.3
WorkWave Intermediate II, LLC	5.2	—	5.2	—	—	5.2
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P.	4.0	(0.7)	3.3	—	—	3.3
WSHP FC Acquisition LLC and WSHP FC Holdings LLC	33.8	(13.7)	20.1	—	—	20.1
XIFIN, Inc. and ACP Charger Co-Invest LLC	5.6	(2.2)	3.4	—	—	3.4
YE Brands Holdings, LLC	2.2	—	2.2	—	—	2.2
ZB Holdco LLC & ZB Parent LLC	8.3	(0.1)	8.2	—	—	8.2
ZenDesk, Inc., Zoro TopCo, Inc. and Zoro TopCo, LP	12.8	—	12.8	—	—	12.8
	$2,559.4	$(609.4)	$1,950.0	$—	$(15.6)	$1,934.4

(16)As of March 31, 2023, the Company was party to agreements to fund equity investment commitments as follows:

(in millions) Company	Total equity commitments	Less: funded equity commitments	Total unfunded equity commitments	Less: equity commitments substantially at the discretion of the Company	Total net adjusted unfunded equity commitments
Apex Clean Energy TopCo, LLC	$36.2	$—	$36.2	$—	$36.2
AthenaHealth Group Inc., Minerva Holdco, Inc. and BCPE Co-Invest (A), LP	1.2	—	1.2	—	1.2
Athyrium Buffalo LP	7.9	—	7.9	(7.9)	—
European Capital UK SME Debt LP	55.6	(50.3)	5.3	(5.3)	—
High Street Buyer, Inc. and High Street Holdco LLC	13.5	—	13.5	—	13.5
LJ Perimeter Buyer, Inc. and LJ Perimeter Co-Invest, L.P.	1.9	—	1.9	—	1.9
Mimecast Borrowerco, Inc. and Magnesium Co- Invest SCSp	1.0	—	1.0	—	1.0
PCG-Ares Sidecar Investment, L.P. and PCG-Ares Sidecar Investment II, L.P.	50.0	(12.4)	37.6	(37.6)	—
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P.	0.2	—	0.2	—	0.2
	$167.5	$(62.7)	$104.8	$(50.8)	$54.0

(17)As of March 31, 2023, the Company had commitments to co-invest in the SDLP for its portion of the SDLP’s commitment to fund delayed draw loans of up to $50. See Note 4 to the consolidated financial statements for more information on the SDLP.

(18)Other than the investments noted by this footnote, the fair value of the Company’s investments is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 8 to the consolidated financial statements for more information regarding the fair value of the Company’s investments.

(19)As of March 31, 2023, the estimated net unrealized loss for federal tax purposes was $0.3 billion based on a tax cost basis of $21.5 billion. As of March 31, 2023, the estimated aggregate gross unrealized loss for federal income tax purposes was $1.4 billion and the estimated aggregate gross unrealized gain for federal income tax purposes was $1.1 billion.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Software and Services
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
Financial Services
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

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

										160.7	156.0
United Digestive MSO Parent, LLC (15)	Gastroenterology physician group	First lien senior secured loan	9.38%	LIBOR (M)	5.00%	2/2022	12/2024		1.0	1.0	1.0	(2)(11)
Viant Medical Holdings, Inc.	Manufacturer of plastic and rubber components for health care equipment	First lien senior secured loan	8.13%	LIBOR (M)	3.75%	5/2022	7/2025		3.2	2.9	2.8	(2)(18)
VPP Intermediate Holdings, LLC and VPP Group Holdings, L.P. (15)	Veterinary hospital operator	First lien senior secured loan	10.60%	LIBOR (M)	6.25%	12/2021	12/2027		6.2	6.2	6.0	(2)(11)
		First lien senior secured loan	10.52%	LIBOR (M)	6.50%	8/2022	12/2027		3.1	3.1	3.1	(2)(11)
		Class A-2 units				12/2021		7,524		7.5	8.6	(2)
										16.8	17.7
WSHP FC Acquisition LLC and WSHP FC Holdings LLC (15)	Provider of biospecimen products for pharma research	First lien senior secured revolving loan	10.32%	SOFR (Q)	6.25%	3/2018	3/2028		8.6	8.6	8.4	(2)(11)(14)
		First lien senior secured loan	10.98%	SOFR (Q)	6.25%	3/2018	3/2028		33.1	33.1	32.4	(2)(11)
		First lien senior secured loan	10.98%	SOFR (Q)	6.25%	7/2022	3/2028		14.5	14.5	14.2	(2)(11)
		First lien senior secured loan	10.98%	SOFR (Q)	6.25%	8/2019	3/2028		11.3	11.3	11.0	(2)(11)
		First lien senior secured loan	10.98%	SOFR (Q)	6.25%	10/2019	3/2028		10.7	10.7	10.5	(2)(11)
		First lien senior secured loan	10.98%	SOFR (Q)	6.25%	2/2019	3/2028		4.5	4.5	4.4	(2)(11)
		First lien senior secured loan	10.98%	SOFR (Q)	6.25%	10/2021	3/2028		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.98%	SOFR (Q)	6.25%	11/2021	3/2028		0.1	0.1	0.1	(2)(11)
		Common units				7/2022		33,293		4.7	4.4
										87.6	85.5

										2,525.9	2,341.9		24.51%
Commercial and Professional Services
Accommodations Plus Technologies LLC and Accommodations Plus Technologies Holdings LLC (15)	Provider of outsourced crew accommodations and logistics management solutions to the airline industry	First lien senior secured revolving loan	12.48% (0.60% PIK)	SOFR (Q)	7.75%	5/2018	5/2024		4.1	4.1	4.1	(2)(11)
		Class A common units				5/2018		236,358		4.3	6.6
										8.4	10.7
Aero Operating LLC	Provider of snow removal and melting service for airports and marine terminals	First lien senior secured loan	13.24%	SOFR (Q)	9.00%	2/2020	2/2026		36.2	36.2	35.1	(2)(11)
		First lien senior secured loan	13.24%	SOFR (Q)	9.00%	12/2021	2/2026		1.1	1.1	1.1	(2)(11)
										37.3	36.2
AI Fire Buyer, Inc. and AI Fire Parent LLC (15)	Provider of fire safety and life safety services	First lien senior secured revolving loan	10.61%	SOFR (Q)	6.00%	3/2021	3/2027		0.4	0.4	0.4	(2)(11)
		First lien senior secured loan	10.22%	SOFR (Q)	6.00%	3/2021	3/2027		26.8	26.8	26.8	(2)(11)
		Second lien senior secured loan	15.73% PIK	SOFR (Q)	11.00%	3/2021	9/2027		45.6	45.6	45.6	(2)(11)
		Second lien senior secured loan	15.73% PIK	SOFR (Q)	11.00%	5/2022	9/2027		10.3	10.3	10.3	(2)(11)
		Second lien senior secured loan	15.73% PIK	SOFR (Q)	11.00%	6/2022	9/2027		10.0	10.0	10.0	(2)(11)
		Common units				3/2021		46,990		4.7	5.7	(2)
										97.8	98.8

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

		First lien senior secured loan	10.43% (2.75% PIK)	SOFR (M)	6.25%	8/2022	12/2028		213.5	213.5	209.3	(2)(11)
		Class A units				8/2022		10,744		11.3	15.7	(2)
										226.5	226.7
Thermostat Purchaser III, Inc. (15)	Provider of commercial HVAC equipment maintenance and repair services	Second lien senior secured loan	11.98%	LIBOR (Q)	7.25%	8/2021	8/2029		23.0	23.0	22.1	(2)(11)
Visual Edge Technology, Inc.	Provider of outsourced office solutions with a focus on printer and copier equipment and other parts and supplies	First lien senior secured loan	11.74% (1.25% PIK)	LIBOR (Q)	7.00%	8/2017	8/2022		32.6	32.6	29.3	(2)(11)
		Senior subordinated loan				8/2017	9/2024		103.8	87.5	48.8	(2)(10)
		Warrant to purchase shares of common stock				8/2017	8/2027	10,358,572		3.9	—
										124.0	78.1
VRC Companies, LLC (15)	Provider of records and information management services	First lien senior secured loan	10.97%	SOFR (S)	5.75%	5/2022	6/2027		—	0.1	—	(2)(11)
		Senior subordinated loan	12.00% (2.00% PIK)			5/2022	6/2028		5.0	5.1	4.7	(2)
										5.2	4.7
Wash Encore Holdings, LLC	Provider of outsourced healthcare linen management solutions	First lien senior secured loan	9.12%	LIBOR (S)	5.75%	7/2021	7/2027		98.5	98.5	96.5	(2)(11)
XIFIN, Inc. and ACP Charger Co-Invest LLC (15)	Revenue cycle management provider to labs	First lien senior secured revolving loan	12.25%	Base Rate (M)	4.75%	2/2020	2/2026		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	10.13%	LIBOR (M)	5.75%	12/2021	2/2026		37.0	37.0	36.6	(11)
		First lien senior secured loan	10.13%	LIBOR (M)	5.75%	7/2021	2/2026		0.1	0.1	0.1	(2)(11)
		Class A units				2/2020		180,000		1.8	4.2	(2)
		Class B units				12/2021		46,363		0.9	1.1	(2)
										40.0	42.2

										2116.3	2077.0		21.74%
Investment Funds and Vehicles
ACAS Equity Holdings Corporation (5)	Investment company	Common stock				1/2017		589		0.4	0.4	(6)
ARES 2007-3R	Investment vehicle	Subordinated notes				1/2017	4/2021	20.0		—	0.1	(6)
Blue Wolf Capital Fund II, L.P. (4)	Investment partnership	Limited partnership interest				1/2017		8.50%		—	0.1	(6)(18)
CoLTs 2005-1 Ltd. (5)	Investment vehicle	Preferred shares				1/2017		360		—	—	(6)
CREST Exeter Street Solar 2004-1	Investment vehicle	Preferred shares				1/2017		3,500,000		—	—	(6)
European Capital UK SME Debt LP (4)(16)	Investment partnership	Limited partnership interest				1/2017		45.00%		18.0	26.5	(6)
HCI Equity, LLC (5)	Investment company	Member interest				4/2010		100.00%		—	—	(6)(18)
Partnership Capital Growth Investors III, L.P.	Investment partnership	Limited partnership interest				10/2011		2.50%		1.8	3.9	(2)(6)(18)
PCG-Ares Sidecar Investment II, L.P. (4)(16)	Investment partnership	Limited partnership interest				10/2014		100.00%		7.1	15.5	(2)(6)
PCG-Ares Sidecar Investment, L.P. (4)	Investment partnership	Limited partnership interest				5/2014		100.00%		4.3	0.7	(6)
Piper Jaffray Merchant Banking Fund I, L.P.	Investment partnership	Limited partnership interest				8/2012		2.00%		0.1	0.5	(6)(18)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Senior Direct Lending Program, LLC (5)(17)	Co-investment vehicle	Subordinated certificates	12.77%	LIBOR (Q)	8.00%	7/2016	12/2036		1,274.1	1,274.1	1,248.6	(6)(12)
		Membership interest						87.50%		—	—	(6)
										1,274.1	1,248.6
VSC Investors LLC	Investment company	Membership interest				1/2008		1.95%		—	0.5	(2)(6)(18)

										1,305.8	1,296.8		13.57%
Insurance Services
Acrisure, LLC and Acrisure Finance, Inc.	Independent property and casualty insurance brokerage	Senior subordinated loan	7.00%			7/2022	11/2025		0.5	0.5	0.5	(2)(18)
Alera Group, Inc.	Insurance service provider	First lien senior secured loan	10.42%	SOFR (M)	6.00%	9/2021	10/2028		60.6	60.6	58.8	(2)(11)
Amynta Agency Borrower Inc. and Amynta Warranty Borrower Inc.	Insurance service provider	First lien senior secured loan	9.58%	SOFR (Q)	5.00%	11/2022	2/2025		14.6	13.9	14.0	(2)
		First lien senior secured loan	8.88%	LIBOR (M)	4.50%	12/2018	2/2025		2.3	2.3	2.2	(2)
										16.2	16.2
AQ Sunshine, Inc. (15)	Specialized insurance broker	First lien senior secured revolving loan	10.42%	LIBOR (S)	6.25%	4/2019	4/2024		1.4	1.4	1.4	(2)(11)(14)
		First lien senior secured loan	10.42%	LIBOR (S)	6.25%	1/2022	4/2025		8.9	8.9	8.8	(2)(11)
		First lien senior secured loan	10.42%	LIBOR (S)	6.25%	4/2019	4/2025		8.5	8.5	8.3	(2)(11)
		First lien senior secured loan	10.42%	LIBOR (S)	6.25%	10/2020	4/2025		5.6	5.6	5.5	(2)(11)
		First lien senior secured loan	10.98%	LIBOR (Q)	6.25%	5/2022	4/2025		1.0	1.0	1.0	(2)(11)
		First lien senior secured loan	10.42%	LIBOR (S)	6.25%	6/2021	4/2025		0.1	0.1	0.1	(2)(11)
										25.5	25.1
Ardonagh Midco 2 plc and Ardonagh Midco 3 plc	Insurance broker and underwriting servicer	First lien senior secured loan	8.81%	LIBOR (S)	5.75%	8/2021	7/2026		90.0	90.0	89.1	(2)(6)(11)
		First lien senior secured loan	8.19%	Euribor (Q)	6.50%	8/2022	7/2026		66.8	64.5	66.8	(2)(6)(11)
		First lien senior secured loan	8.19%	SONIA (S)	7.00%	6/2020	7/2026		75.0	79.4	75.0	(2)(6)(11)
		First lien senior secured loan	8.00%	Euribor (S)	7.00%	6/2020	7/2026		7.0	7.5	7.0	(2)(6)(11)
		Senior subordinated loan	11.50% PIK			6/2020	1/2027		1.4	1.4	1.4	(2)(6)(18)
										242.8	239.3
Benecon Midco II LLC and Locutus Holdco LLC (15)	Employee benefits provider for small and mid-size employers	Common units				12/2020		9,803,682		10.0	22.1
Benefytt Technologies, Inc. (15)	Health insurance sales platform provider	First lien senior secured loan	13.16% (9.18% PIK)	SOFR (S)	8.75%	8/2021	8/2027		29.1	29.1	23.9	(2)(11)
Captive Resources Midco, LLC (15)	Provider of independent consulting services to member-owned group captives	First lien senior secured loan	7.20%	SOFR (M)	2.88%	7/2022	7/2029		0.1	0.1	0.1	(2)(11)
Foundation Risk Partners, Corp. (15)	Full service independent insurance agency	First lien senior secured revolving loan	10.32%	SOFR (M)	6.00%	10/2021	10/2027		8.6	8.6	8.5	(2)(11)
		First lien senior secured loan	10.68%	SOFR (Q)	6.00%	10/2021	10/2028		112.6	112.6	111.5	(2)(11)
		First lien senior secured loan	10.68%	SOFR (Q)	6.00%	4/2022	10/2028		30.3	30.3	30.0	(2)(11)
		First lien senior secured loan	10.68%	SOFR (Q)	6.00%	10/2021	10/2028		1.1	1.1	1.1	(2)(11)
										152.6	151.1
Galway Borrower LLC (15)	Insurance service provider	First lien senior secured revolving loan				9/2021	9/2027		—	—	—	(13)

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

		First lien senior secured revolving loan	12.50%	Base Rate (M)	5.00%	12/2021	12/2027		2.5	2.5	2.5	(2)(11)
		First lien senior secured loan	9.57%	LIBOR (S)	6.00%	8/2022	12/2027		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	11.08%	LIBOR (Q)	6.00%	12/2021	12/2027		0.2	0.2	0.2	(2)(11)
		Class A units				12/2021		5,667,160		5.7	8.5
										17.5	20.2
YE Brands Holdings, LLC (15)	Sports camp operator	First lien senior secured revolving loan	9.47%	SOFR (Q)	5.00%	10/2021	10/2027		1.5	1.5	1.5	(2)(11)
		First lien senior secured loan	9.93%	SOFR (Q)	5.25%	6/2022	10/2027		8.2	8.2	8.2	(2)(11)
		First lien senior secured loan	9.68%	SOFR (Q)	5.00%	10/2021	10/2027		0.1	0.1	0.1	(2)(11)
										9.8	9.8

										859.1	906.0		9.48%
Consumer Durables and Apparel
Badger Sportswear Acquisition, Inc.	Provider of team uniforms and athletic wear	Second lien senior secured loan	13.57%	LIBOR (Q)	9.00%	9/2016	6/2024		56.8	56.8	56.8	(2)(11)
Bowhunter Holdings, LLC	Provider of branded archery and bowhunting accessories	Common units				4/2014		421		4.2	—
Centric Brands LLC and Centric Brands GP LLC (15)	Designer, marketer and distributor of licensed and owned apparel	First lien senior secured revolving loan	9.70%	SOFR (Q)	5.75%	5/2020	10/2024		5.0	5.0	4.7	(2)(11)
		First lien senior secured loan	13.30% (7.33% PIK)	SOFR (Q)	9.00%	10/2018	10/2025		75.4	75.3	70.9	(2)(11)
		Membership interests				10/2018		279,392		2.9	2.9	(2)
										83.2	78.5
DRS Holdings III, Inc. and DRS Holdings I, Inc. (15)	Footwear and orthopedic foot-care brand	First lien senior secured loan	10.47%	LIBOR (Q)	5.75%	11/2019	11/2025		28.0	28.0	26.8	(2)(11)
		First lien senior secured loan	10.47%	LIBOR (Q)	5.75%	6/2021	11/2025		25.8	25.8	24.8	(11)
		Common stock				11/2019		8,549		8.5	7.2	(2)
										62.3	58.8
Implus Footcare, LLC	Provider of footwear and other accessories	First lien senior secured loan	13.98% (1.50% PIK)	SOFR (Q)	9.25%	6/2017	4/2024		102.7	102.7	92.4	(2)(11)
		First lien senior secured loan	12.48% (0.27% PIK)	SOFR (Q)	7.75%	6/2017	4/2024		14.1	14.1	12.6	(2)(11)
		First lien senior secured loan	12.48% (0.27% PIK)	SOFR (Q)	7.75%	7/2018	4/2024		5.0	5.0	4.5	(2)(11)
		First lien senior secured loan	13.98% (0.30% PIK)	SOFR (Q)	9.25%	6/2016	4/2024		1.3	1.3	1.1	(2)(11)
										123.1	110.6
Johnnie-O Inc. and Johnnie-O Holdings Inc.	Apparel retailer	First lien senior secured loan	10.65% (4.50% PIK)	SOFR (Q)	6.00%	3/2022	3/2027		19.2	18.3	18.8	(2)(11)
		Series A convertible preferred stock				3/2022		144,211		4.3	5.5	(2)
		Warrant to purchase shares of common stock				3/2022	3/2032	76,491		1.0	1.3	(2)
										23.6	25.6
Lew's Intermediate Holdings, LLC (15)	Outdoor brand holding company	First lien senior secured loan	9.40%	SOFR (Q)	5.00%	2/2021	2/2028		1.0	1.0	0.9	(2)(11)
New Era Cap, LLC	Sports apparel manufacturing company	First lien senior secured loan	9.94%	LIBOR (Q)	6.00%	1/2022	7/2027		27.8	27.8	27.8	(2)(11)
Pelican Products, Inc. (15)	Flashlights manufacturer	Second lien senior secured loan	12.20%	LIBOR (Q)	7.75%	12/2021	12/2029		60.0	60.0	55.8	(2)(11)

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
Automobiles and Components
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

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Faraday Buyer, LLC (15)	Manufacturer and supplier for the power utility and automotive markets worldwide	First lien senior secured loan	11.32%	SOFR (M)	7.00%	10/2022	10/2028		52.2	52.2	50.6	(2)(11)
Faraday&Future Inc., FF Inc., Faraday SPE, LLC and Faraday Future Intelligent Electric Inc.	Electric vehicle manufacturer	Warrant to purchase shares of Class A common stock				8/2021	8/2027	633,008		2.3	—	(2)
Highline Aftermarket Acquisition, LLC, Highline Aftermarket SC Acquisition, Inc. and Highline PPC Blocker LLC (15)	Manufacturer and distributor of automotive fluids	First lien senior secured revolving loan	8.13%	LIBOR (M)	3.75%	11/2020	11/2025		1.0	1.0	0.9	(2)(14)
		First lien senior secured loan	8.88%	LIBOR (M)	4.50%	3/2022	11/2027		11.9	11.3	10.9	(2)(11)(18)
		Second lien senior secured loan	12.72%	LIBOR (Q)	8.00%	11/2020	11/2028		70.4	70.4	64.0	(2)(11)
		Co-invest units				11/2020		59,230		5.9	3.8	(2)
										88.6	79.6
McLaren Group Limited	Automobile manufacturer and retailer	Senior preference shares	12.50% PIK			8/2021	8/2028	200,000		23.7	26.2	(2)(6)
		Warrant to purchase units of ordinary shares				8/2021	8/2100	49,181		5.5	2.8	(2)(6)
		Warrant to purchase units of ordinary shares				8/2021	8/2100	13,776		1.6	0.8	(2)(6)
										30.8	29.8
Sun Acquirer Corp. and Sun TopCo, LP (15)	Automotive parts and repair services retailer	First lien senior secured revolving loan				9/2021	9/2027		—	—	—	(13)
		First lien senior secured loan	10.13%	LIBOR (M)	5.75%	9/2021	9/2028		52.0	52.0	50.4	(2)(11)
		First lien senior secured loan	10.13%	LIBOR (M)	5.75%	11/2021	9/2028		5.3	5.3	5.2	(2)(11)
		Class A units				9/2021		79,687		8.0	9.3	(2)
										65.3	64.9
Wand Newco 3, Inc.	Collision repair company	Second lien senior secured loan	11.63%	LIBOR (M)	7.25%	2/2019	2/2027		182.6	180.9	178.9	(2)

										473.2	452.6		4.74%
Media and Entertainment
Aventine Intermediate LLC & Aventine Holdings II LLC (15)	Media and production company	First lien senior secured loan	10.38% (4.12% PIK)	LIBOR (M)	6.00%	12/2021	6/2027		9.4	9.4	9.3	(2)(11)
		Senior subordinated loan	10.25% PIK			12/2021	12/2030		39.4	39.4	36.2	(2)
										48.8	45.5
Axiomatic, LLC	Premiere e-sports and video game investment platform	Class A-1 units				5/2022		500,000		5.0	5.3
CMW Parent LLC (fka Black Arrow, Inc.)	Multiplatform media firm	Series A units				9/2015		32		—	—
Eagle Football Holdings BidCo Limited	Multi-club sports platform	Senior subordinated loan	15.00% PIK			12/2022	12/2028		25.5	25.5	23.9	(2)(6)
		Senior subordinated loan	12.30%			12/2022	12/2028		41.7	41.7	40.5	(2)(6)
										67.2	64.4
Global Music Rights, LLC (15)	Music right management company	First lien senior secured loan	10.23%	LIBOR (Q)	5.50%	8/2021	8/2028		0.1	0.1	0.1	(2)(11)
MailSouth, Inc.	Provider of shared mail marketing services	First lien senior secured loan				5/2022	4/2024		8.7	5.8	3.9	(2)(10)

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
Pharmaceuticals, Biotechnology and Life Sciences

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Mavis Tire Express Services Topco Corp., Metis Holdco, Inc. and Metis Topco, LP (15)	Auto parts retailer	First lien senior secured revolving loan				5/2021	5/2026		—	—	—	(13)
		Series A preferred stock	7.00% PIK			5/2021		68,601		77.0	76.6	(2)
		Class A-1 units				5/2021		24,586		24.6	33.1	(2)
										101.6	109.7
McKenzie Creative Brands, LLC (15)	Designer, manufacturer and distributor of hunting-related supplies	First lien senior secured revolving loan	10.12%	LIBOR (M)	5.75%	9/2014	9/2023		1.9	1.9	1.9	(2)(11)
		First lien senior secured loan	9.43%	LIBOR (Q)	5.75%	9/2014	9/2023		84.5	84.5	84.5	(2)(8)(11)
		First lien senior secured loan	10.14%	LIBOR (M)	5.75%	9/2014	9/2023		5.5	5.5	5.5	(2)(11)
										91.9	91.9
Monolith Brands Group, Inc.	E-commerce platform focused on consolidating DTC branded businesses	Series A-1 preferred stock				4/2022		701,255		15.5	15.5	(2)
Moon Valley Nursery of Arizona Retail, LLC, Moon Valley Nursery Farm Holdings, LLC, Moon Valley Nursery RE Holdings LLC, and Stonecourt IV Partners, LP	Operator of retail and wholesale tree and plant nurseries	Limited partnership interests				10/2021		21,939,151		20.8	42.9
North Haven Falcon Buyer, LLC and North Haven Falcon Holding Company, LLC (15)	Manufacturer of aftermarket golf cart parts and accessories	First lien senior secured loan	11.19%	LIBOR (Q)	6.50%	5/2021	5/2027		25.3	25.3	23.5	(2)(11)
		Class A units				5/2021		50,000		5.0	1.8
										30.3	25.3
Reddy Ice LLC (15)	Packaged ice manufacturer and distributor	First lien senior secured loan	10.24%	LIBOR (Q)	6.50%	7/2019	7/2025		61.3	61.3	60.0	(2)(11)
		First lien senior secured loan	10.24%	LIBOR (Q)	6.50%	11/2020	7/2025		4.2	4.2	4.2	(2)(11)
		First lien senior secured loan	10.24%	LIBOR (Q)	6.50%	10/2021	7/2025		0.9	0.9	0.9	(2)(11)
										66.4	65.1
SCIH Salt Holdings Inc. (15)	Salt and packaged ice melt manufacturer and distributor	First lien senior secured revolving loan	8.15%	LIBOR (Q)	4.00%	3/2020	3/2025		2.3	2.2	2.2	(2)(11)(14)
Trader Corporation and Project Auto Finco Corp. (15)	Digital Automotive marketplace and software solution provider to automotive industry	First lien senior secured loan	11.40%	CDOR (M)	6.75%	12/2022	12/2029		12.2	12.2	11.9	(2)(6)(11)
US Salt Investors, LLC and Emerald Lake Pearl Acquisition-A, L.P. (15)	Producer and packager of compressed, household, and packaged salt	First lien senior secured loan	10.23%	LIBOR (Q)	5.50%	7/2021	7/2028		26.4	26.4	25.3	(2)(11)
		Limited partner interests				7/2021		0.40%		0.8	0.5	(2)
										27.2	25.8

										442.3	475.2		4.98%
Consumer Staples Distribution and Retail
Balrog Acquisition, Inc., Balrog Topco, Inc. and Balrog Parent, L.P.	Manufacturer and distributor of specialty bakery ingredients	Second lien senior secured loan	11.73%	LIBOR (Q)	7.00%	9/2021	9/2029		29.5	29.5	29.5	(2)(11)
		Class A preferred units	8.00% PIK			9/2021		5,484		6.1	10.5	(2)
		Series A preferred shares	11.00% PIK			9/2021		21,921		25.4	25.4	(2)
										61.0	65.4

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
Technology Hardware and Equipment

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
Household and Personal Products
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

(9)The Company sold a participating interest of approximately $79.0 in aggregate principal amount outstanding of the portfolio company’s first lien senior secured revolving loan. As the transaction did not qualify as a “true sale” in accordance with U.S. generally accepted accounting principles (“GAAP”), the Company recorded a corresponding $79.0 secured borrowing, at fair value, included in “secured borrowings” in the accompanying consolidated balance sheet. As of December 31, 2022, the interest rate in effect for the secured borrowing was 11.62%.

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

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Absolute Dental Group LLC and Absolute Dental Equity, LLC	$7.1	$(3.2)	$3.9	$—	$—	$3.9
Abzena Holdings, Inc. and Astro Group Holdings Ltd.	0.1	—	0.1	—	—	0.1
Accommodations Plus Technologies LLC and Accommodations Plus Technologies Holdings LLC	4.1	(4.1)	—	—	—	—
ADG, LLC and RC IV GEDC Investor LLC	14.1	(14.1)	—	—	—	—
Advarra Holdings, Inc.	0.4	—	0.4	—	—	0.4
AffiniPay Midco, LLC and AffiniPay Intermediate Holdings, LLC	45.6	—	45.6	—	—	45.6
AI Fire Buyer, Inc. and AI Fire Parent LLC	28.9	(0.4)	28.5	—	—	28.5
AIM Acquisition, LLC	1.8	—	1.8	—	—	1.8
Alcami Corporation and ACM Note Holdings, LLC	6.6	—	6.6	—	—	6.6
American Residential Services L.L.C. and Aragorn Parent Holdings LP	4.5	(0.9)	3.6	—	—	3.6
Anaplan, Inc.	1.4	—	1.4	—	—	1.4
Anaqua Parent Holdings, Inc. & Astorg VII Co-Invest Anaqua	3.4	—	3.4	—	—	3.4
APG Intermediate Holdings Corporation and APG Holdings, LLC	0.1	—	0.1	—	—	0.1
Applied Technical Services, LLC	3.8	(1.1)	2.7	—	—	2.7
Appriss Health, LLC and Appriss Health Intermediate Holdings, Inc.	0.1	—	0.1	—	—	0.1
Apptio, Inc.	4.2	(2.5)	1.7	—	—	1.7
AQ Sage Buyer, LLC	6.4	—	6.4	—	—	6.4
AQ Sunshine, Inc.	12.4	(1.4)	11.0	—	—	11.0
Argenbright Holdings V, LLC and Amberstone Security Group Limited	2.5	—	2.5	—	—	2.5
ASP-r-pac Acquisition CO LLC and ASP-r-pac Holdings LP	6.2	—	6.2	—	—	6.2
AthenaHealth Group Inc., Minerva Holdco, Inc. and BCPE Co-Invest (A), LP	9.0	—	9.0	—	—	9.0
ATI Restoration, LLC	83.7	(5.8)	77.9	—	—	77.9
Atlas Intermediate III, L.L.C.	0.8	(0.2)	0.6	—	—	0.6
Avalara, Inc.	2.7	—	2.7	—	—	2.7
Aventine Intermediate LLC & Aventine Holdings II LLC	0.2	—	0.2	—	—	0.2
Avetta, LLC	4.2	—	4.2	—	—	4.2
AxiomSL Group, Inc. and Calypso Group, Inc.	3.9	—	3.9	—	—	3.9
BAART Programs, Inc., MedMark Services, Inc., and Canadian Addiction Treatment Centres LP	2.0	—	2.0	—	—	2.0
Banyan Software Holdings, LLC and Banyan Software, LP	8.0	(0.9)	7.1	—	—	7.1
Beacon Pointe Harmony, LLC	5.5	—	5.5	—	—	5.5
Belfor Holdings, Inc.	25.0	(17.0)	8.0	—	—	8.0
Benecon Midco II LLC and Locutus Holdco LLC	4.5	—	4.5	—	—	4.5
Benefytt Technologies, Inc.	0.9	—	0.9	—	—	0.9
Berner Food & Beverage, LLC	1.7	(0.5)	1.2	—	—	1.2
BlueHalo Financing Holdings, LLC, BlueHalo Global Holdings, LLC, and BlueHalo, LLC	3.0	(2.8)	0.2	—	—	0.2
Borrower R365 Holdings LLC	2.9	—	2.9	—	—	2.9
Bottomline Technologies, Inc.	2.3	—	2.3	—	—	2.3
Bragg Live Food Products, LLC and SPC Investment Co., L.P.	4.4	—	4.4	—	—	4.4
Businessolver.com, Inc.	3.6	—	3.6	—	—	3.6
Cadence Aerospace, LLC	15.3	(14.8)	0.5	—	—	0.5
Caerus Midco 3 S.Ã r.l.	4.1	—	4.1	—	—	4.1
Capstone Acquisition Holdings, Inc. and Capstone Parent Holdings, LP	15.3	(8.8)	6.5	—	—	6.5
Captive Resources Midco, LLC	1.2	—	1.2	—	—	1.2
Cardinal Parent, Inc. and Packers Software Intermediate Holdings, Inc.	5.0	(3.4)	1.6	—	—	1.6
CCS-CMGC Holdings, Inc.	12.0	(3.7)	8.3	—	—	8.3
CDI Holdings III Corp. and CDI Holdings I Corp.	0.9	—	0.9	—	—	0.9
Center for Autism and Related Disorders, LLC	20.4	(9.0)	11.4	—	(11.4)	—
Centric Brands LLC and Centric Brands GP LLC	8.6	(5.0)	3.6	—	—	3.6
Chariot Buyer LLC	12.3	(3.5)	8.8	—	—	8.8
Cheyenne Petroleum Company Limited Partnership, CPC 2001 LLC and Mill Shoals LLC	9.5	—	9.5	—	—	9.5
CMG HoldCo, LLC and CMG Buyer Holdings, Inc.	10.2	(0.4)	9.8	—	—	9.8
Cobalt Buyer Sub, Inc., Cobalt Holdings I, LP, and Cobalt Intermediate I, Inc.	7.8	(2.5)	5.3	—	—	5.3

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Commercial Trailer Leasing, Inc.	0.6	—	0.6	—	—	0.6
Community Brands ParentCo, LLC	7.2	—	7.2	—	—	7.2
Compex Legal Services, Inc.	3.6	(1.8)	1.8	—	—	1.8
Comprehensive EyeCare Partners, LLC	1.9	(0.8)	1.1	—	—	1.1
Concert Golf Partners Holdco LLC	3.1	—	3.1	—	—	3.1
Consilio Midco Limited, Compusoft US LLC, and Consilio Investment Holdings, L.P.	14.2	(0.8)	13.4	—	—	13.4
Continental Café, LLC and Infinity Ovation Yacht Charters, LLC	8.0	(0.7)	7.3	—	—	7.3
Convera International Holdings Limited and Convera International Financial S.A R.L.	2.3	—	2.3	—	—	2.3
CoreLogic, Inc. and T-VIII Celestial Co-Invest LP	38.9	—	38.9	—	—	38.9
Cority Software Inc., Cority Software (USA) Inc., and Cority Parent, Inc.	0.1	—	0.1	—	—	0.1
Cornerstone OnDemand, Inc. and Sunshine Software Holdings, Inc.	38.7	(22.7)	16.0	—	—	16.0
Covaris Intermediate 3, LLC & Covaris Parent, LLC	22.2	(1.5)	20.7	—	—	20.7
Coyote Buyer, LLC	5.8	—	5.8	—	—	5.8
CrossCountry Mortgage, LLC	56.3	—	56.3	—	—	56.3
Crown CT Parent Inc., Crown CT HoldCo Inc. and Crown CT Management LLC	3.2	—	3.2	—	—	3.2
CST Holding Company	1.9	(0.2)	1.7	—	—	1.7
CVP Holdco, Inc. and OMERS Wildcats Investment Holdings LLC	25.8	—	25.8	—	—	25.8
DecoPac, Inc. and KCAKE Holdings Inc.	16.5	(6.6)	9.9	—	—	9.9
Denali Holdco LLC and Denali Apexco LP	11.4	—	11.4	—	—	11.4
DFC Global Facility Borrower III LLC	96.7	(79.3)	17.4	—	—	17.4
Diligent Corporation and Diligent Preferred Issuer, Inc.	2.2	(0.7)	1.5	—	—	1.5
Display Holding Company, Inc., Saldon Holdings, Inc. and Fastsigns Holdings Inc.	2.3	—	2.3	—	—	2.3
DRS Holdings III, Inc. and DRS Holdings I, Inc.	10.8	—	10.8	—	—	10.8
DS Admiral Bidco, LLC	0.1	—	0.1	—	—	0.1
Dye & Durham Corporation	18.2	(5.0)	13.2	—	—	13.2
Dynamic NC Aerospace Holdings, LLC and Dynamic NC Investment Holdings, LP	7.1	—	7.1	—	—	7.1
Elemica Parent, Inc. & EZ Elemica Holdings, Inc.	4.1	(4.1)	—	—	—	—
Elevation Services Parent Holdings, LLC	17.1	(1.5)	15.6	—	—	15.6
Emergency Communications Network, LLC	6.8	(6.8)	—	—	—	—
EP Wealth Advisors, LLC	14.1	—	14.1	—	—	14.1
EpiServer Inc. and Episerver Sweden Holdings AB	14.5	—	14.5	—	—	14.5
EPS NASS Parent, Inc.	1.5	(0.8)	0.7	—	—	0.7
eResearch Technology, Inc. and Astorg VII Co-Invest ERT	2.5	—	2.5	—	—	2.5
ESHA Research, LLC and RMCF VI CIV XLVIII, L.P.	1.1	—	1.1	—	—	1.1
Essential Services Holding Corporation and OMERS Mahomes Investment Holdings LLC	28.0	(6.2)	21.8	—	—	21.8
Explorer Investor, Inc	0.2	—	0.2	—	—	0.2
Extrahop Networks, Inc.	5.9	—	5.9	—	—	5.9
Faraday Buyer, LLC	4.7	—	4.7	—	—	4.7
FL Hawk Intermediate Holdings, Inc.	0.5	—	0.5	—	—	0.5
Flinn Scientific, Inc. and WCI-Quantum Holdings, Inc.	14.5	(7.1)	7.4	—	—	7.4
FM:Systems Group, LLC	1.5	—	1.5	—	—	1.5
Forescout Technologies, Inc.	14.2	—	14.2	—	—	14.2
Foundation Risk Partners, Corp.	40.5	(8.6)	31.9	—	—	31.9
FS Squared Holding Corp. and FS Squared, LLC	9.6	(0.5)	9.1	—	—	9.1
Galway Borrower LLC	9.8	(0.4)	9.4	—	—	9.4
Genesis Acquisition Co. and Genesis Ultimate Holding Co.	1.5	(1.5)	—	—	—	—
GHX Ultimate Parent Corporation, Commerce Parent, Inc. and Commerce Topco, LLC	47.5	—	47.5	—	—	47.5
GI Ranger Intermediate LLC	9.2	(0.4)	8.8	—	—	8.8
Global Music Rights, LLC	4.3	—	4.3	—	—	4.3
GNZ Energy Bidco Limited and Galileo Co-investment Trust I	3.1	—	3.1	—	—	3.1
Gotham Greens Holdings, PBC	33.8	—	33.8	—	—	33.8
GraphPAD Software, LLC, Insightful Science Intermediate I, LLC and Insightful Science Holdings, LLC	5.0	—	5.0	—	—	5.0

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
HAI Acquisition Corporation and Aloha Topco, LLC	19.0	—	19.0	—	—	19.0
Harvey Tool Company, LLC	28.5	—	28.5	—	—	28.5
HealthEdge Software, Inc.	36.2	(0.3)	35.9	—	—	35.9
Heavy Construction Systems Specialists, LLC	4.0	—	4.0	—	—	4.0
Help/Systems Holdings, Inc.	7.5	—	7.5	—	—	7.5
HGC Holdings, LLC	7.5	—	7.5	—	—	7.5
HH-Stella, Inc. and Bedrock Parent Holdings, LP	14.8	(2.8)	12.0	—	—	12.0
High Street Buyer, Inc. and High Street Holdco LLC	25.5	—	25.5	—	—	25.5
Highline Aftermarket Acquisition, LLC, Highline Aftermarket SC Acquisition, Inc. and Highline PPC Blocker LLC	9.5	(1.1)	8.4	—	—	8.4
Hometown Food Company	3.9	(0.8)	3.1	—	—	3.1
Huskies Parent, Inc., GI Insurity Parent LLC and GI Insurity TopCo LP	22.6	(9.4)	13.2	—	—	13.2
Infinity Home Services HoldCo, Inc. and IHS Parent Holdings, L.P.	13.0	—	13.0	—	—	13.0
Inszone Mid, LLC and INSZ Holdings, LLC	17.2	—	17.2	—	—	17.2
IQN Holding Corp.	6.8	—	6.8	—	—	6.8
ISQ Hawkeye Holdco, Inc. and ISQ Hawkeye Holdings, LLC	9.8	(0.2)	9.6	—	—	9.6
ITI Holdings, Inc.	5.7	(2.0)	3.7	—	—	3.7
JDC Healthcare Management, LLC	4.8	(4.8)	—	—	—	—
K2 Insurance Services, LLC and K2 Holdco LP	9.1	—	9.1	—	—	9.1
Kaseya Inc. and Knockout Intermediate Holdings I Inc.	31.2	—	31.2	—	—	31.2
KBHS Acquisition, LLC (d/b/a Alita Care, LLC)	5.0	(3.2)	1.8	—	—	1.8
Kene Acquisition, Inc. and Kene Holdings, L.P.	8.9	(0.2)	8.7	—	—	8.7
Laboratories Bidco LLC and Laboratories Topco LLC	41.3	(8.8)	32.5	—	—	32.5
LeanTaaS Holdings, Inc.	54.0	—	54.0	—	—	54.0
Leviathan Intermediate Holdco, LLC and Leviathan Holdings, L.P.	5.5	(0.7)	4.8	—	—	4.8
Lew's Intermediate Holdings, LLC	2.3	—	2.3	—	—	2.3
Lido Advisors, LLC	0.8	(0.4)	0.4	—	—	0.4
LJ Perimeter Buyer, Inc. and LJ Perimeter Co-Invest, L.P.	10.1	—	10.1	—	—	10.1
LJP Purchaser, Inc. and LJP Topco, LP	4.4	—	4.4	—	—	4.4
Lower ACS, Inc.	25.9	—	25.9	—	—	25.9
LSP Holdco, LLC and ZBS Mechanical Group Co-Invest Fund 2, LLC	3.9	—	3.9	—	—	3.9
Majesco and Magic Topco, L.P.	2.0	—	2.0	—	—	2.0
Management Consulting & Research LLC	4.0	—	4.0	—	—	4.0
Manna Pro Products, LLC	7.0	(5.1)	1.9	—	—	1.9
Marmic Purchaser, LLC and Marmic Topco, L.P.	6.9	—	6.9	—	—	6.9
Mavis Tire Express Services Topco Corp., Metis Holdco, Inc. and Metis Topco, LP	32.9	(7.3)	25.6	—	—	25.6
McKenzie Creative Brands, LLC	4.5	(1.9)	2.6	—	—	2.6
Medline Borrower, LP	6.9	(0.2)	6.7	—	—	6.7
Micromeritics Instrument Corp.	4.1	—	4.1	—	—	4.1
Mimecast Borrowerco, Inc. and Magnesium Co- Invest SCSp	15.1	—	15.1	—	—	15.1
Ministry Brands Holdings, LLC and RCP MB Investments B, L.P.	31.3	(4.0)	27.3	—	—	27.3
Monica Holdco (US) Inc.	3.6	(2.4)	1.2	—	—	1.2
Moonraker AcquisitionCo LLC and Moonraker HoldCo LLC	19.0	—	19.0	—	—	19.0
MRI Software LLC	10.6	—	10.6	—	—	10.6
Murchison Oil and Gas, LLC and Murchison Holdings, LLC	27.5	—	27.5	—	—	27.5
n2y Holding, LLC	0.1	—	0.1	—	—	0.1
NAS, LLC and Nationwide Marketing Group, LLC	3.0	(0.6)	2.4	—	—	2.4
National Intergovernmental Purchasing Alliance Company	9.0	(1.2)	7.8	—	—	7.8
NCWS Intermediate, Inc. and NCWS Holdings LP	28.1	—	28.1	—	—	28.1
Nelipak Holding Company, Nelipak European Holdings Cooperatief U.A., KNPAK Holdings, LP and PAKNK Netherlands Treasury B.V.	0.6	(0.1)	0.5	—	—	0.5
Neptune Bidco US Inc. and Elliott Metron Co-Investor Aggregator L.P.	12.6	—	12.6	—	—	12.6
Nest Topco Borrower Inc., KKR Nest Co-Invest L.P., and NBLY 2021-1	119.1	—	119.1	—	—	119.1
NMC Skincare Intermediate Holdings II, LLC	12.7	—	12.7	—	—	12.7
NMN Holdings III Corp. and NMN Holdings LP	12.5	(3.1)	9.4	—	—	9.4
Noble Aerospace, LLC	5.6	(2.2)	3.4	—	—	3.4
North American Fire Holdings, LLC and North American Fire Ultimate Holdings, LLC	8.1	—	8.1	—	—	8.1

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
North Haven Fairway Buyer, LLC, Fairway Lawns, LLC and Command Pest Control, LLC	22.5	—	22.5	—	—	22.5
North Haven Falcon Buyer, LLC and North Haven Falcon Holding Company, LLC	3.5	—	3.5	—	—	3.5
North Haven Stack Buyer, LLC	5.1	(0.8)	4.3	—	—	4.3
Offen, Inc.	5.6	—	5.6	—	—	5.6
Olympia Acquisition, Inc., Olympia TopCo, L.P., and Asclepius Holdings LLC	1.6	—	1.6	—	(1.6)	—
OneDigital Borrower LLC	7.5	(0.4)	7.1	—	—	7.1
Pathway Vet Alliance LLC and Jedi Group Holdings LLC	1.9	—	1.9	—	—	1.9
Patriot Growth Insurance Services, LLC	2.2	—	2.2	—	—	2.2
Paya, Inc and GTCR-Ultra Holdings LLC	4.5	—	4.5	—	—	4.5
PDDS HoldCo, Inc.	2.1	—	2.1	—	—	2.1
PDI TA Holdings, Inc., Peachtree Parent, Inc. and Insight PDI Holdings, LLC	7.6	(6.1)	1.5	—	—	1.5
Pegasus Global Enterprise Holdings, LLC, Mekone Blocker Acquisition, Inc. and Mekone Parent, LLC	20.6	—	20.6	—	—	20.6
Pelican Products, Inc.	2.3	—	2.3	—	—	2.3
People Corporation	20.6	(1.3)	19.3	—	—	19.3
Perforce Software, Inc.	0.5	—	0.5	—	—	0.5
Petroleum Service Group LLC	17.5	(4.4)	13.1	—	—	13.1
Petrus Buyer, Inc.	2.7	—	2.7	—	—	2.7
Petvisor Holdings, LLC	37.6	—	37.6	—	—	37.6
Ping Identity Holding Corp.	0.2	—	0.2	—	—	0.2
Pluralsight, Inc.	0.3	(0.2)	0.1	—	—	0.1
Precision Concepts International LLC and Precision Concepts Canada Corporation	19.2	(6.2)	13.0	—	—	13.0
Premier Specialties, Inc. and RMCF V CIV XLIV, L.P.	11.0	(2.3)	8.7	—	—	8.7
Premise Health Holding Corp. and OMERS Bluejay Investment Holdings LP	36.0	(0.6)	35.4	—	—	35.4
Prime Buyer, L.L.C.	15.9	(2.7)	13.2	—	—	13.2
Pritchard Industries, LLC and LJ Pritchard TopCo Holdings, LLC	3.3	—	3.3	—	—	3.3
Professional Fighters League, LLC and PFL MMA, Inc.	0.1	—	0.1	—	—	0.1
ProfitSolv Purchaser, Inc. and PS Co-Invest, L.P.	13.3	—	13.3	—	—	13.3
Project Essential Bidco, Inc. and Project Essential Super Parent, Inc.	1.1	—	1.1	—	—	1.1
Project Potter Buyer, LLC and Project Potter Parent, L.P.	5.5	(2.1)	3.4	—	—	3.4
Proofpoint, Inc.	3.1	—	3.1	—	—	3.1
PS Operating Company LLC and PS Op Holdings LLC	5.9	(4.5)	1.4	—	—	1.4
Pueblo Mechanical and Controls, LLC and OMERS PMC Investment Holdings LLC	3.6	—	3.6	—	—	3.6
Pyramid Management Advisors, LLC and Pyramid Investors, LLC	9.8	(9.8)	—	—	—	—
QF Holdings, Inc.	2.3	—	2.3	—	—	2.3
Qnnect, LLC and Connector TopCo, LP	2.8	—	2.8	—	—	2.8
Radius Aerospace, Inc. and Radius Aerospace Europe Limited	2.8	(0.7)	2.1	—	—	2.1
Radwell Parent, LLC	4.4	—	4.4	—	—	4.4
Raptor Technologies, LLC, Sycamore Bidco LTD and Rocket Parent, LLC	4.4	—	4.4	—	—	4.4
RB Holdings InterCo, LLC	5.6	(1.8)	3.8	—	—	3.8
Reddy Ice LLC	0.2	—	0.2	—	—	0.2
Redwood Services, LLC and Redwood Services Holdco, LLC	4.5	—	4.5	—	—	4.5
Reef Lifestyle, LLC	37.7	(37.7)	—	—	—	—
Registrar Intermediate, LLC and PSP Registrar Co-Investment Fund, L.P.	28.0	—	28.0	—	—	28.0
Relativity ODA LLC	3.8	—	3.8	—	—	3.8
Repairify, Inc. and Repairify Holdings, LLC	7.3	—	7.3	—	—	7.3
Revalize, Inc.	0.9	—	0.9	—	—	0.9
Rialto Management Group, LLC	1.3	(0.2)	1.1	—	—	1.1
Riser Merger Sub, Inc.	2.8	—	2.8	—	—	2.8
Riverview Power LLC	8.9	—	8.9	—	—	8.9
RMS HoldCo II, LLC & RMS Group Holdings, Inc.	2.9	—	2.9	—	—	2.9
Rodeo AcquisitionCo LLC	6.2	(1.3)	4.9	—	—	4.9

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
RSC Acquisition, Inc. and RSC Insurance Brokerage, Inc.	0.6	—	0.6	—	—	0.6
RTI Surgical, Inc. and Pioneer Surgical Technology, Inc.	15.9	(9.8)	6.1	—	—	6.1
SageSure Holdings, LLC & Insight Catastrophe Group, LLC	10.5	(5.9)	4.6	—	—	4.6
Schill Landscaping and Lawn Care Services LLC, Tender Lawn Care ULC and Landscape Parallel Partners, L.P.	4.6	(0.2)	4.4	—	—	4.4
SCIH Salt Holdings Inc.	7.5	(2.6)	4.9	—	—	4.9
SCM Insurance Services Inc.	4.0	—	4.0	—	—	4.0
SFE Intermediate Holdco LLC	15.2	(8.3)	6.9	—	—	6.9
Shermco Intermediate Holdings, Inc.	4.0	(2.7)	1.3	—	—	1.3
Shock Doctor, Inc. and Shock Doctor Holdings, LLC	2.5	—	2.5	—	—	2.5
Shur-Co Acquisition, Inc. and Shur-Co Holdco, Inc.	5.0	(1.8)	3.2	—	—	3.2
SiroMed Physician Services, Inc. and SiroMed Equity Holdings, LLC	7.1	—	7.1	—	—	7.1
SM Wellness Holdings, Inc. and SM Holdco, Inc.	3.8	—	3.8	—	—	3.8
Smarsh Inc. and Skywalker TopCo, LLC	2.0	—	2.0	—	—	2.0
Spirit RR Holdings, Inc. and Winterfell Co-Invest SCSp	1.7	—	1.7	—	—	1.7
Star US Bidco LLC	8.5	—	8.5	—	—	8.5
Sun Acquirer Corp. and Sun TopCo, LP	21.6	(0.4)	21.2	—	—	21.2
Sundance Group Holdings, Inc.	3.0	—	3.0	—	—	3.0
Sunk Rock Foundry Partners LP, Hatteras Electrical Manufacturing Holding Company and Sigma Electric Manufacturing Corporation, Diecast Beacon	6.0	(0.6)	5.4	—	—	5.4
Sunrun Luna Holdco 2021, LLC	75.0	(40.7)	34.3	—	—	34.3
SV-Burton Holdings, LLC and LBC Breeze Holdings LLC	3.3	—	3.3	—	—	3.3
Symplr Software Inc. and Symplr Software Intermediate Holdings, Inc.	7.0	(3.1)	3.9	—	—	3.9
Synergy HomeCare Franchising, LLC and NP/Synergy Holdings, LLC	4.2	—	4.2	—	—	4.2
TA/WEG Holdings, LLC	2.0	—	2.0	—	—	2.0
Tamarack Intermediate, L.L.C. and Tamarack Parent, L.L.C.	7.5	(1.3)	6.2	—	—	6.2
Taymax Group, L.P., Taymax Group G.P., LLC, PF Salem Canada ULC and TCP Fit Parent, L.P.	1.7	(0.8)	0.9	—	—	0.9
TCP Hawker Intermediate LLC	0.3	(0.1)	0.2	—	—	0.2
TerSera Therapeutics LLC	0.1	—	0.1	—	—	0.1
The Alaska Club Partners, LLC, Athletic Club Partners LLC and The Alaska Club, Inc.	1.1	—	1.1	—	—	1.1
The Arcticom Group, LLC and AMCP Mechanical Holdings, LP	12.6	(11.5)	1.1	—	—	1.1
The Mather Group, LLC, TVG-TMG Topco, Inc., and TVG-TMG Holdings, LLC	1.7	(0.1)	1.6	—	—	1.6
The NPD Group, L.P., IRI Group Holdings, Inc., Information Resources, Inc. and IRI-NPD Co-Invest Aggregator, L.P.	14.4	(1.8)	12.6	—	—	12.6
The Ultimus Group Midco, LLC, The Ultimus Group, LLC, and The Ultimus Group Aggregator, LP	6.9	—	6.9	—	—	6.9
Thermostat Purchaser III, Inc.	11.7	—	11.7	—	—	11.7
THG Acquisition, LLC	18.2	—	18.2	—	—	18.2
TibCo Software Inc., Picard Parent, Inc., Picard MidCo, Inc., Picard HoldCo, LLC and Elliott Alto Co-Investor Aggregator L.P.	19.0	—	19.0	—	—	19.0
Trader Corporation and Project Auto Finco Corp.	3.6	—	3.6	—	—	3.6
Two Six Labs, LLC	10.3	—	10.3	—	—	10.3
UKG Inc. and H&F Unite Partners, L.P.	25.0	(10.8)	14.2	—	—	14.2
United Digestive MSO Parent, LLC	18.4	—	18.4	—	—	18.4
US Salt Investors, LLC and Emerald Lake Pearl Acquisition-A, L.P.	9.9	—	9.9	—	—	9.9
Verista, Inc.	8.2	(1.1)	7.1	—	—	7.1
Verscend Holding Corp.	22.5	—	22.5	—	—	22.5
VPP Intermediate Holdings, LLC and VPP Group Holdings, L.P.	8.7	—	8.7	—	—	8.7
VRC Companies, LLC	5.4	—	5.4	—	—	5.4
VS Buyer, LLC	8.1	—	8.1	—	—	8.1
Watermill Express, LLC and Watermill Express Holdings, LLC	0.7	—	0.7	—	—	0.7
Waverly Advisors, LLC	0.2	—	0.2	—	—	0.2
WebPT, Inc.	0.9	(0.3)	0.6	—	—	0.6
Wellness AcquisitionCo, Inc.	3.9	—	3.9	—	—	3.9
Wildcat BuyerCo, Inc. and Wildcat Parent, LP	4.1	(1.0)	3.1	—	—	3.1
WorkWave Intermediate II, LLC	5.2	—	5.2	—	—	5.2
WSHP FC Acquisition LLC and WSHP FC Holdings LLC	35.4	(9.6)	25.8	—	—	25.8

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
XIFIN, Inc. and ACP Charger Co-Invest LLC	8.9	(0.2)	8.7	—	—	8.7
YE Brands Holdings, LLC	2.2	(1.5)	0.7	—	—	0.7
ZB Holdco LLC & ZB Parent LLC	21.5	(0.1)	21.4	—	—	21.4
ZenDesk, Inc., Zoro TopCo, Inc. and Zoro TopCo, LP	16.8	—	16.8	—	—	16.8
	$2,915.8	$(526.2)	$2,389.6	$—	$(13.0)	$2,376.6

(16)As of December 31, 2022, the Company was party to agreements to fund equity investments as follows:

(in millions) Company	Total equity commitments	Less: funded equity commitments	Total unfunded equity commitments	Less: equity commitments substantially at the discretion of the Company	Total net adjusted unfunded equity commitments
PCG-Ares Sidecar Investment, L.P. and PCG-Ares Sidecar Investment II, L.P.	$50.0	$(12.5)	$37.5	$(37.5)	$—
Athyrium Buffalo LP	15.5	(7.6)	7.9	(7.9)	—
European Capital UK SME Debt LP	54.3	(49.1)	5.2	(5.2)	—
	$119.8	$(69.2)	$50.6	$(50.6)	$—

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

(19)As of December 31, 2022, the estimated net unrealized gain for federal tax purposes was $0.2 billion based on a tax cost basis of $22.0 billion. As of December 31, 2022, the estimated aggregate gross unrealized loss for federal income tax purposes was $1.2 billion and the estimated aggregate gross unrealized gain for federal income tax purposes was $1.0 billion.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions, except per share data)
(unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Undistributed (Overdistributed) Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	468	$—	$8,553	$315	$8,868
Issuances of common stock (net of offering and underwriting costs)	25	—	510	—	510
Shares issued in connection with dividend reinvestment plan	—	—	12	—	12
Net investment income	—	—	—	198	198
Net realized gains on investments, foreign currency, extinguishment of debt and other transactions	—	—	—	10	10
Net unrealized gains on investments, foreign currency and other transactions	—	—	—	3	3
Dividends declared and payable ($0.45 per share)	—	—	—	(220)	(220)
Cumulative effect of adjustment for the adoption of ASU 2020-06 (Note 2)	—	—	(4)	2	(2)
Balance at March 31, 2022	493	$—	$9,071	$308	$9,379
Issuances of common stock (net of offering and underwriting costs)	3	—	68	—	68
Net investment income	—	—	—	257	257
Net realized losses on investments, foreign currency, extinguishment of debt and other transactions	—	—	—	(3)	(3)
Net unrealized losses on investments, foreign currency and other transactions	—	—	—	(143)	(143)
Dividends declared and payable ($0.45 per share)	—	—	—	(223)	(223)
Balance at June 30, 2022	496	$—	$9,139	$196	$9,335
Issuances of common stock (net of offering and underwriting costs)	12	—	231	—	231
Net investment income	—	—	—	288	288
Net unrealized losses on investments, foreign currency and other transactions	—	—	—	(184)	(184)
Dividends declared and payable ($0.46 per share)	—	—	—	(234)	(234)
Balance at September 30, 2022	508	$—	$9,370	$66	$9,436
Issuances of common stock (net of offering and underwriting costs)	10	1	191	—	192
Shares issued in connection with dividend reinvestment plan	1	—	17	—	17
Net investment income	—	—	—	349	349
Net realized gains on investments, foreign currency, extinguishment of debt and other transactions	—	—	—	26	26
Net unrealized losses on investments, foreign currency and other transactions	—	—	—	(201)	(201)
Dividends declared and payable ($0.51 per share)	—	—	—	(264)	(264)
Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	(22)	22	—
Balance at December 31, 2022	519	$1	$9,556	$(2)	$9,555
Issuances of common stock (net of offering and underwriting costs)	26	—	477	—	477
Net investment income	—	—	—	318	318
Net realized losses on investments, foreign currency, extinguishment of debt and other transactions	—	—	—	(50)	(50)
Net unrealized gains on investments, foreign currency and other transactions	—	—	—	10	10
Dividends declared and payable ($0.48 per share)	—	—	—	(261)	(261)
Balance at March 31, 2023	545	$1	$10,033	$15	$10,049

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(unaudited)

	For the Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$278	$211
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Net realized losses (gains) on investments, foreign currency and other transactions	50	(58)
Net unrealized gains on investments, foreign currency and other transactions	(10)	(3)
Realized loss on extinguishment of debt	—	48
Net accretion of discount on investments	(5)	(3)
PIK interest	(41)	(30)
Collections of PIK interest	26	27
PIK dividends	(51)	(41)
Collections of PIK dividends	—	3
Amortization of debt issuance costs	7	7
Net amortization of premium on notes payable	(1)	(1)
Proceeds from sales and repayments of investments and other transactions	1,759	2,579
Purchases of investments	(1,121)	(2,077)
Changes in operating assets and liabilities:
Interest receivable	(1)	18
Other assets	(4)	6
Operating lease right-of-use asset	2	2
Base management fees payable	—	4
Income based fees payable	76	(16)
Capital gains incentive fees payable	(6)	(23)
Interest and facility fees payable	(21)	(32)
Payable to participants	(16)	(95)
Accounts payable and other liabilities	(46)	(41)
Operating lease liabilities	(3)	(4)
Net cash generated by operating activities	872	481
FINANCING ACTIVITIES:
Borrowings on debt	1,014	1,752
Repayments and repurchases of debt	(2,063)	(2,293)
Debt issuance costs	—	(14)
Net proceeds from issuance of common stock	477	510
Dividends paid	(261)	(208)
Secured borrowings, net	1	—
Net cash used in financing activities	(832)	(253)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	40	228
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	337	486
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$377	$714
Supplemental Information:
Interest paid during the period	$145	$110
Taxes, including excise tax, paid during the period	$28	$25
Dividends declared and payable during the period	$261	$220

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2023
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

Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2023.

The Company reclassified certain industry groupings of its portfolio companies presented in the accompanying consolidated financial statements as of December 31, 2022 to align with the recently updated Global Industry Classification Standards (“GICS”), where applicable. These reclassifications had no impact on the prior period’s consolidated balance sheet.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include funds from time to time deposited with financial institutions and short-term, liquid investments in a money market account. Cash and cash equivalents are carried at cost which approximates fair value. As of March 31, 2023 and December 31, 2022, there was $23 and $12, respectively, of cash denominated in foreign currencies included within “cash and cash equivalents” or “restricted cash” in the accompanying consolidated balance sheet.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated balance sheet to the total amount shown at the end of the applicable period in the consolidated statement of cash flows:

	As of
	March 31, 2023	December 31, 2022
Cash and cash equivalents	$359	$303
Restricted cash	18	34
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$377	$337

Concentration of Credit Risk

The Company places its cash and cash equivalents with financial institutions and, at times, cash held in depository or money market accounts may exceed the Federal Deposit Insurance Corporation insured limits.

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

Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, the Company’s investment adviser, as the valuation designee, looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available (i.e., substantially all of the Company’s investments) are valued at fair value as determined in good faith by the Company’s investment adviser, as the valuation designee, subject to the oversight of the Company’s board of directors, based on, among other things, the input of the Company’s independent third-party valuation firms that have been engaged to support the valuation of such portfolio investments at least once during a trailing 12-month period (with certain de minimis exceptions) and under a valuation policy and a consistently applied valuation process. The valuation process is conducted at the end of each fiscal quarter by the Company’s investment adviser, and a portion of the Company’s investment portfolio at fair value is subject to review by an independent third-party valuation firm each quarter. In addition, the Company’s independent registered public accounting firm obtains an understanding of, and performs select procedures relating to, the Company’s valuation process within the context of performing the Company’s integrated audit.

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

Because there is not a readily available market value for most of the investments in the Company’s portfolio, substantially all of the Company’s portfolio investments are valued at fair value as determined in good faith by its investment adviser, as the valuation designee, as described herein. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, the Company could realize significantly less than the value at which the Company has recorded it.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

The Company’s investment adviser, as the valuation designee, subject to the oversight of the Company’s board of directors undertakes a multi-step valuation process each quarter, as described below:

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

Interest Income Recognition

Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective yield method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rate specified in each applicable agreement, is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. To maintain the Company’s tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest.

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

Secured Borrowings

The Company follows the guidance in ASC Topic 860, Transfers and Servicing (“ASC Topic 860”), when accounting for participations and other partial loan sales. Certain loan sales do not qualify for sale accounting under ASC Topic 860 because these sales do not meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest or which are not eligible for sale accounting remain as an investment on the consolidated balance sheet as required under GAAP and the proceeds are recorded as a secured borrowing. Secured borrowings are carried at fair value.

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

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848) (“ASU 2020-04”),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848) (“ASU 2020-01”), which expanded the scope of ASU 2020-04 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset of this guidance to December 31, 2024. The Company has concluded that this guidance will not have a material impact on its consolidated financial statements.

3. AGREEMENTS

Investment Advisory and Management Agreement

The Company is party to an investment advisory and management agreement (the “investment advisory and management agreement”), with its investment adviser, Ares Capital Management. Subject to the overall supervision of the Company’s board of directors and in accordance with the Investment Company Act, Ares Capital Management provides investment advisory and management services to the Company. For providing these services, Ares Capital Management receives fees from the Company consisting of a base management fee, a fee based on the Company’s net investment income (“income based fee”) and a fee based on the Company’s net capital gains (“capital gains incentive fee”). The investment advisory and management agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

The income based fee is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income, as defined in the investment advisory and management agreement, for the quarter. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the administration agreement, and any interest expense and dividends paid on any outstanding preferred stock, but excluding the income based fee and capital gains incentive fee accrued under GAAP). Pre-incentive fee net investment income includes, in the case of investments with a deferred income feature (such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities), accrued income that the Company has not yet received in cash. The Company’s investment adviser is not under any obligation to reimburse the Company for any part of the income based fees it received that was based on accrued income that the Company never actually received.

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

The base management fees, income based fees and capital gains incentive fees for the three months ended March 31, 2023 and 2022 were as follows:

	For the Three Months Ended March 31,
	2023	2022
Base management fees	$79	$73
Income based fees	$76	$51
Capital gains incentive fees(1)	$(6)	$2
________________________________________

(1)Calculated in accordance with GAAP as discussed below.

There was no capital gains incentive fee payable to the Company’s investment adviser as calculated under the investment advisory and management agreement for the three months ended March 31, 2023 and 2022. In addition, in accordance with GAAP, the Company had cumulatively accrued a capital gains incentive fee of $29 as of March 31, 2023. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation, net of any expense associated with cumulative unrealized capital depreciation or appreciation. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 20% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods. As of March 31, 2023, the Company has paid capital gains incentive fees since inception totaling $133. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

Cash payment of any income based fees and capital gains incentive fees otherwise earned by the Company’s investment adviser is deferred if during the most recent four full calendar quarter period ending on or prior to the date such payment is to be made the sum of (a) the aggregate distributions to the Company’s stockholders and (b) the change in net assets (defined as total assets less indebtedness and before taking into account any income based fees and capital gains incentive fees payable during the period) is less than 7.0% of the Company’s net assets (defined as total assets less indebtedness) at the beginning of such period. These calculations will be adjusted for any share issuances or repurchases. Any income based fees and capital gains incentive fees deferred for payment are carried over for payment in subsequent calculation periods to the extent such fees are payable under the terms of the investment advisory and management agreement. Pursuant to the terms under the investment advisory and management agreement, as of March 31, 2023, payment of $81 of the income based fees earned by the Company’s investment adviser for the fourth quarter of 2022 had been previously deferred. As of March 31, 2023, such deferred income based fees were payable under the terms of the investment advisory management agreement.

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

Administration Agreement

The Company is party to an administration agreement (the “administration agreement”) with its administrator, Ares Operations. Pursuant to the administration agreement, Ares Operations furnishes the Company with office equipment and clerical, bookkeeping and record keeping services at the Company’s office facilities. Under the administration agreement, Ares Operations also performs, or oversees the performance of, the Company’s required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology and investor relations, being responsible for the financial records that the Company is required to maintain and preparing reports to its stockholders and reports filed with the SEC. In addition, Ares Operations assists the Company in determining and publishing its net asset value, assists the Company in providing managerial assistance to its portfolio companies, oversees the preparation and filing of the Company’s tax returns and the printing and dissemination of reports to its stockholders, and generally oversees the payment of its expenses and the performance of administrative and professional services rendered to the Company by others. Payments under the administration agreement are equal to an amount based upon its allocable portion of Ares Operations’ overhead and other expenses (including travel expenses) incurred by Ares Operations in performing its obligations under the administration agreement, including the Company’s allocable portion of the compensation, rent and other expenses of certain of its officers (including the Company’s chief compliance officer, chief financial officer, chief accounting officer, general counsel, secretary, treasurer and assistant treasurer) and their respective staffs. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

For the three months ended March 31, 2023 and 2022, the Company incurred $3 and $4, respectively, in administrative fees. As of March 31, 2023 and December 31, 2022, $3 and $2, respectively, in administrative fees were unpaid and included in “accounts payable and other liabilities” in the accompanying consolidated balance sheet.

4. INVESTMENTS

As of March 31, 2023 and December 31, 2022, investments consisted of the following:

	As of
	March 31, 2023		December 31, 2022
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans(2)	$9,020	$8,689	$9,684	$9,373
Second lien senior secured loans	4,230	3,887	4,218	3,934
Subordinated certificates of the SDLP(3)	1,282	1,231	1,274	1,249
Senior subordinated loans	1,136	1,048	1,163	1,079
Preferred equity	2,045	2,069	2,095	2,027
Ivy Hill Asset Management, L.P.(4)	2,139	2,295	2,048	2,201
Other equity	1,578	1,929	1,561	1,917
Total	$21,430	$21,148	$22,043	$21,780

________________________________________

(1)The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest or dividends.

(2)First lien senior secured loans include certain loans that the Company classifies as “unitranche” loans. The total amortized cost and fair value of the loans that the Company classified as “unitranche” loans were $4,721 and $4,575 respectively, as of March 31, 2023, and $4,983 and $4,841, respectively, as of December 31, 2022.

(3)The proceeds from these certificates were applied to co-investments with Varagon and its clients to fund first lien senior secured loans to 22 and 22 different borrowers as of March 31, 2023 and December 31, 2022, respectively.

(4)Includes the Company’s subordinated loan and equity investments in IHAM, as applicable.

The Company uses GICS for classifying the industry groupings of its portfolio companies. The industrial and geographic compositions of the Company’s portfolio at fair value as of March 31, 2023 and December 31, 2022 were as follows:

	As of
	March 31, 2023	December 31, 2022
Industry
Software and Services	21.6%	21.9%
Financial Services(1)	13.8	13.3
Health Care Services	11.3	10.8
Commercial and Professional Services	9.8	9.5
Investment Funds and Vehicles(2)	6.1	6.0
Insurance Services	4.9	5.2
Power Generation	4.7	4.5
Consumer Durables and Apparel	3.8	3.7
Consumer Services	3.3	4.2
Capital Goods	2.9	3.6
Media and Entertainment	2.2	2.1
Retailing and Distribution	2.2	2.2
Automobiles and Components	2.2	2.1
Food and Beverage	2.1	2.0
Energy	2.0	2.0
Other	7.1	6.9
Total	100.0%	100.0%
________________________________________

(1)Includes the Company’s investment in IHAM.

(2)Includes the Company’s investment in the SDLP, which had made first lien senior secured loans to 22 and 22 different borrowers as of March 31, 2023 and December 31, 2022, respectively. The portfolio companies in the SDLP are in industries similar to the companies in the Company’s portfolio.

	As of
	March 31, 2023	December 31, 2022
Geographic Region
West(1)	25.3%	24.5%
Midwest	23.8	23.9
Southeast	17.3	17.1
Northeast(2)	15.0	14.0
Mid-Atlantic	13.8	14.9
International	4.8	5.6
Total	100.0%	100.0%
________________________________________

(1)Includes the Company’s investment in the SDLP, which represented 5.8% and 5.7% of the total investment portfolio at fair value as of March 31, 2023 and December 31, 2022, respectively.

(2)Includes the Company’s investment in IHAM, which represented 10.9% and 10.1% of the total investment portfolio at fair value as of March 31, 2023 and December 31, 2022, respectively.

As of March 31, 2023 and December 31, 2022, loans on non-accrual status represented 2.3% of the total investments at amortized cost (or 1.3% at fair value) and 1.7% at amortized cost (or 1.1% at fair value), respectively.

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

The Company provides capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. As of March 31, 2023 and December 31, 2022, the Company and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates.

As of March 31, 2023 and December 31, 2022, the Company and Varagon and its clients had agreed to make capital available to the SDLP of $6,150 and $6,150, respectively, in the aggregate, of which $1,444 and $1,444, respectively, is to be made available from the Company. The Company will continue to provide capital to the SDLP in the form of SDLP Certificates, and Varagon and its clients will provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP as discussed above. Below is a summary of the funded capital and unfunded capital commitments of the SDLP.

	As of
	March 31, 2023	December 31, 2022
Total capital funded to the SDLP(1)	$5,160	$5,127
Total capital funded to the SDLP by the Company(1)	$1,282	$1,274
Total unfunded capital commitments to the SDLP(2)	$217	$294
Total unfunded capital commitments to the SDLP by the Company(2)	$50	$68
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

The amortized cost and fair value of the SDLP Certificates held by the Company as of March 31, 2023 and December 31, 2022 were as follows:

	As of
	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated certificates of the SDLP	$1,282	$1,231	$1,274	$1,249

The Company’s yield on its investment in the SDLP Certificates at amortized cost and fair value as of March 31, 2023 and December 31, 2022 were as follows:

	As of
	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Yield on subordinated certificates of the SDLP	13.5%	14.1%	13.5%	13.8%

The interest income from the Company’s investment in the SDLP Certificates and capital structuring service and other fees earned for the three months ended March 31, 2023 and 2022 were as follows:

	For the Three Months Ended March 31,
	2023	2022
Interest income	$43	$33
Capital structuring service and other fees	$1	$5

As of March 31, 2023 and December 31, 2022, the SDLP’s portfolio was comprised entirely of first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in the Company’s portfolio. As of March 31, 2023 and December 31, 2022, one of the loans was on non-accrual status. Below is a summary of the SDLP’s portfolio.

	As of
	March 31, 2023	December 31, 2022
Total first lien senior secured loans(1)(2)	$5,222	$5,174
Largest loan to a single borrower(1)	$374	$377
Total of five largest loans to borrowers(1)	$1,644	$1,631
Number of borrowers in the SDLP	22	22
Commitments to fund delayed draw loans(3)	$217	$294
___________________________________________________________________________

(1)At principal amount.

(2)First lien senior secured loans include certain loans that the SDLP classifies as “unitranche” loans. As of March 31, 2023 and December 31, 2022, the total principal amount of loans in the SDLP portfolio that the SDLP classified as “unitranche” loans was $4,154 and $4,108, respectively.

(3)As discussed above, these commitments have been approved by the investment committee of the SDLP.

Pursuant to Rule 4-08(g) of Regulation S-X, selected financial information of the SDLP, in conformity with GAAP, as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and 2022 are presented below:

	As of
	March 31, 2023	December 31, 2022
Selected Balance Sheet Information:
Investments at fair value (amortized cost of $5,210 and $5,166, respectively)	$4,932	$4,958
Other assets	176	150
Total assets	$5,108	$5,108

Senior notes	$3,562	$3,538
Intermediate funding notes	133	132
Other liabilities	130	110
Total liabilities	3,825	3,780
Subordinated certificates and members’ capital	1,283	1,328
Total liabilities and members’ capital	$5,108	$5,108

	For the Three Months Ended March 31,
	2023	2022
Selected Statement of Operations Information:
Total investment income	$136	$72
Interest expense	69	24
Other expenses	6	5
Total expenses	75	29
Net investment income	61	43
Net realized and unrealized losses on investments	(68)	(3)
Net (decrease) increase in members’ capital resulting from operations	$(7)	$40

Ivy Hill Asset Management, L.P.

Ivy Hill Asset Management, L.P. (“IHAM”), a wholly owned portfolio company of the Company, is an asset management services company and an SEC-registered investment adviser. As of March 31, 2023, IHAM had assets under management of approximately $13.5 billion. As of March 31, 2023, IHAM managed 22 vehicles and served as the sub-manager/sub-servicer for one other vehicle (these vehicles managed or sub-managed/sub-serviced by IHAM are referred to as the “IHAM Vehicles”). IHAM earns fee income from managing the IHAM Vehicles and has also invested in certain of these vehicles as part of its business strategy. The amortized cost of IHAM’s total investments as of March 31, 2023 and December 31, 2022 was $2,444 and $2,370, respectively. For the three months ended March 31, 2023 and 2022, IHAM had management and incentive fee income of $14 and $10, respectively. For the three months ended March 31, 2023 and 2022, IHAM also had other investment-related income of $61 and $34, respectively, which included net realized gains or losses on investments and other transactions.

 The amortized cost and fair value of the Company’s investment in IHAM as of March 31, 2023 and December 31, 2022 were as follows:

	As of
	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated loan	$438	$438	$500	$500
Equity	1,701	1,857	1,548	1,701
Total Company’s investment in IHAM	$2,139	$2,295	$2,048	$2,201

The interest income and dividend income that the Company earned from IHAM for the three months ended March 31, 2023 and 2022 were as follows:

	For the Three Months Ended March 31,
	2023	2022
Interest income	$13	$—
Dividend income	$57	$43

From time to time, IHAM or certain IHAM Vehicles may purchase investments from, or sell investments to, the Company. For any such sales or purchases by the IHAM Vehicles to or from the Company, the IHAM Vehicle must obtain approval from third parties unaffiliated with the Company or IHAM, as applicable. During the three months ended March 31, 2023 and 2022, IHAM or certain of the IHAM Vehicles purchased $652 and $1,176, respectively, of loans from the Company. For the three months ended March 31, 2023 and 2022, the Company recognized $10 and $6, respectively, of net realized losses from these sales. During the three months ended March 31, 2023, the Company did not purchase investments from IHAM or the IHAM Vehicles. During the three months ended March 31, 2022, the Company purchased $27 of investments from certain IHAM Vehicles.

The yields at amortized cost and fair value of the Company’s investments in IHAM as of March 31, 2023 and December 31, 2022 were as follows:

	As of
	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated loan	11.6%	11.6%	11.0%	11.0%
Equity(1)	13.4%	12.3%	14.2%	12.9%
_______________________________________________________________________________

(1)Represents the yield on the Company’s equity investment in IHAM, which is computed as (a) the annualized amount of the dividend received by the Company related to the Company’s equity investment in IHAM during the most recent quarter end, divided by (b) the amortized cost or fair value of the Company’s equity investment in IHAM, as applicable.

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

Selected Financial Information

Pursuant to Rule 4-08(g) of Regulation S-X, selected financial information of IHAM, in conformity with GAAP, as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and 2022 are presented below.

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

	As of March 31, 2023
	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Balance Sheet Information:
Assets
Investments at fair value(2)	$2,426	$9,524	$(2,401)	$9,549
Cash and cash equivalents	9	579	—	588
Other assets	64	98	(59)	103
Total assets	$2,499	$10,201	$(2,460)	$10,240

Liabilities
Debt	$313	$7,267	$—	$7,580
Subordinated note from ARCC	438	—	—	438
Subordinated notes(3)	—	1,296	(1,014)	282
Other liabilities	10	347	(14)	343
Total liabilities	761	8,910	(1,028)	8,643
Equity
Contributed capital	1,701	—	—	1,701
Accumulated earnings	56	—	—	56
Net unrealized losses on investments and foreign currency transactions	(19)	—	—	(19)
Non-controlling interests in Consolidated IHAM Vehicles(4)	—	1,291	(1,432)	(141)
Total equity	1,738	1,291	(1,432)	1,597
Total liabilities and equity	$2,499	$10,201	$(2,460)	$10,240

	As of December 31, 2022
	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Balance Sheet Information:
Assets
Investments at fair value(2)	$2,340	$8,973	$(2,315)	$8,998
Cash and cash equivalents	5	499	—	504
Other assets	56	94	(51)	99
Total assets	$2,401	$9,566	$(2,366)	$9,601

Liabilities
Debt	$308	$6,968	$—	$7,276
Subordinated note from ARCC	500	—	—	500
Subordinated notes(3)	—	1,374	(1,093)	281
Other liabilities	18	129	(15)	132
Total liabilities	826	8,471	(1,108)	8,189
Equity
Contributed capital	1,547	—	—	1,547
Accumulated earnings	61	—	—	61
Net unrealized losses on investments and foreign currency transactions	(33)	—	—	(33)
Non-controlling interests in Consolidated IHAM Vehicles(4)	—	1,095	(1,258)	(163)
Total equity	1,575	1,095	(1,258)	1,412
Total liabilities and equity	$2,401	$9,566	$(2,366)	$9,601
________________________________________

(1)Consolidated for GAAP purposes only.

(2)The determination of such fair value is determined in accordance with IHAM’s valuation procedures (separate and apart from the Company’s valuation process described elsewhere herein). The amortized cost of IHAM’s total investments as of March 31, 2023 and December 31, 2022 was $2,444 and $2,370, respectively. The amortized cost of the total investments of IHAM on a consolidated basis as of March 31, 2023 and December 31, 2022 was $9,839 and $9,306, respectively.

(3)Subordinated notes generally represent the most junior capital in certain of the Consolidated IHAM Vehicles and effectively represent equity in such vehicles.

(4)Non-controlling interests in Consolidated IHAM Vehicles includes net unrealized depreciation in the Consolidated IHAM Vehicles of $290 and $309 as of March 31, 2023 and December 31, 2022, respectively.

	For the Three Months Ended March 31, 2023
	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Statement of Operations Information:
Revenues
Investment income	$71	$255	$(70)	$256
Management fees and other income	14	1	(13)	2
Total revenues	85	256	(83)	258
Expenses
Interest expense	19	129	—	148
Distributions to subordinated notes	—	32	(24)	8
Management fees and other expenses	4	18	(13)	9
Total expenses	23	179	(37)	165
Net operating income	62	77	(46)	93
Net realized losses on investments and other transactions	(10)	(17)	—	(27)
Net unrealized gains on investments and other transactions	14	22	(13)	23
Total net realized and unrealized gains (losses) on investments and other transactions	4	5	(13)	(4)
Net income	66	82	(59)	89
Less: Net income attributable to non-controlling interests in Consolidated IHAM Vehicles	—	82	(59)	23
Net income attributable to Ivy Hill Asset Management, L.P.	$66	$—	$—	$66

	For the Three Months Ended March 31, 2022
	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Statement of Operations Information:
Revenues
Investment income	$33	$97	$(33)	$97
Management fees and other income	10	1	(9)	2
Total revenues	43	98	(42)	99
Expenses
Interest expense	1	29	—	30
Distributions to subordinated notes	—	31	(23)	8
Management fees and other expenses	4	13	(9)	8
Total expenses	5	73	(32)	46
Net operating income	38	25	(10)	53
Net realized gains on investments and other transactions	1	—	—	1
Net unrealized losses on investments and other transactions	(11)	(34)	10	(35)
Total net realized and unrealized losses on investments and other transactions	(10)	(34)	10	(34)
Net income (loss)	28	(9)	—	19
Less: Net loss attributable to non-controlling interests in Consolidated IHAM Vehicles	—	(9)	—	(9)
Net income attributable to Ivy Hill Asset Management, L.P.	$28	$—	$—	$28
________________________________________

(1)Consolidated for GAAP purposes only.

5. DEBT

In accordance with the Investment Company Act, the Company is allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 150% after such borrowing. The Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150% effective June 21, 2019. As of March 31, 2023, the aggregate principal amount outstanding of the senior securities issued by the Company was $11,196 and the Company’s asset coverage was 189%.

The Company’s outstanding debt as of March 31, 2023 and December 31, 2022 was as follows:

	As of
	March 31, 2023					December 31, 2022
	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$4,843	(2)	$1,872	$1,872		$4,843	(2)	$2,246	$2,246
Revolving Funding Facility	1,775		850	850		1,775		800	800
SMBC Funding Facility	800	(3)	401	401		800	(3)	451	451
BNP Funding Facility	500		320	320		300		245	245
2024 Convertible Notes	403		403	400	(4)	403		403	399	(4)
2023 Notes	—		—	—		750		750	750	(5)
2024 Notes	900		900	899	(6)	900		900	898	(6)
March 2025 Notes	600		600	598	(7)	600		600	597	(7)
July 2025 Notes	1,250		1,250	1,257	(8)	1,250		1,250	1,258	(8)
January 2026 Notes	1,150		1,150	1,145	(9)	1,150		1,150	1,144	(9)
July 2026 Notes	1,000		1,000	991	(10)	1,000		1,000	991	(10)
2027 Notes	500		500	494	(11)	500		500	494	(11)
2028 Notes	1,250		1,250	1,247	(12)	1,250		1,250	1,247	(12)
2031 Notes	700		700	690	(13)	700		700	690	(13)
Total	$15,671		$11,196	$11,164		$16,221		$12,245	$12,210

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

(4)Represents the aggregate principal amount outstanding of the 2024 Convertible Notes (as defined below). As of March 31, 2023 and December 31, 2022, the total unamortized debt issuance costs and the unamortized discount for the 2024 Convertible Notes (as defined below) was $3 and $4, respectively.

(5)Represents the aggregate principal amount outstanding of the 2023 Notes (as defined below), less unamortized debt issuance costs and the unamortized discount recorded upon the issuance of the 2023 Notes. As of December 31, 2022, the total unamortized debt issuance costs and the unamortized discount was $0. In February 2023, the Company repaid in full the 2023 Notes (as defined below) upon their maturity.

(6)Represents the aggregate principal amount outstanding of the 2024 Notes (as defined below), less unamortized debt issuance costs and the net unamortized discount recorded upon the issuance of the 2024 Notes. As of March 31, 2023 and December 31, 2022, the total unamortized debt issuance costs and the net unamortized discount was $1 and $2, respectively.

(7)Represents the aggregate principal amount outstanding of the March 2025 Notes (as defined below), less unamortized debt issuance costs and the unamortized discount recorded upon the issuance of the March 2025 Notes. As of March 31, 2023 and December 31, 2022, the total unamortized debt issuance costs and the unamortized discount was $2 and $3, respectively.

(8)Represents the aggregate principal amount outstanding of the July 2025 Notes (as defined below), less unamortized debt issuance costs and the net unaccreted premium recorded upon the issuance of the July 2025 Notes. As of March 31, 2023 and December 31, 2022, the total unamortized debt issuance costs and the net unaccreted premium was $7 and $8, respectively.

(9)Represents the aggregate principal amount outstanding of the January 2026 Notes (as defined below), less unamortized debt issuance costs and the unamortized discount recorded upon the issuance of the January 2026 Notes. As of March 31, 2023 and December 31, 2022, the total unamortized debt issuance costs and the unamortized discount was $5 and $6, respectively.

(10)Represents the aggregate principal amount outstanding of the July 2026 Notes (as defined below), less unamortized debt issuance costs and the unamortized discount recorded upon the issuance of the July 2026 Notes. As of March 31, 2023 and December 31, 2022, the total unamortized debt issuance costs and the unamortized discount was $9 and $9, respectively.

(11)Represents the aggregate principal amount outstanding of the 2027 Notes (as defined below), less unamortized debt issuance costs and the net unamortized discount recorded upon the issuance of the 2027 Notes. As of March 31, 2023 and December 31, 2022, the total unamortized debt issuance costs and the net unamortized discount was $6 and $6, respectively.

(12)Represents the aggregate principal amount outstanding of the 2028 Notes (as defined below), less unamortized debt issuance costs and the net unamortized discount recorded upon the issuance of the 2028 Notes. As of March 31, 2023 and December 31, 2022, the total unamortized debt issuance costs and the net unamortized discount was $3 and $3, respectively.

(13)Represents the aggregate principal amount outstanding of the 2031 Notes (as defined below), less unamortized debt issuance costs and the unamortized discount recorded upon the issuance of the 2031 Notes. As of March 31, 2023 and December 31, 2022, the total unamortized debt issuance costs and the unamortized discount was $10 and $10, respectively.

 The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all the Company’s outstanding debt as of March 31, 2023 were 4.4% and 3.5 years, respectively, and as of December 31, 2022 were 4.2% and 3.6 years, respectively.

Revolving Credit Facility

The Company is party to a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), that allows the Company to borrow up to $4,843 at any one time outstanding. The Revolving Credit Facility consists of a $1,087 term loan tranche and a $3,756 revolving tranche. For $1,009 of the term loan tranche, the stated maturity date is March 31, 2027. For $28 of the term loan tranche, the stated maturity date is March 31, 2026. For the remaining $50 of the term loan tranche, the stated maturity date is March 30, 2025. For $3,499 of the revolving tranche, the end of the revolving period and the stated maturity date are March 31, 2026 and March 31, 2027, respectively. For $107 of the revolving tranche, the end of the revolving period and the stated maturity date are March 31, 2025 and March 31, 2026, respectively. For the remaining $150 of the revolving tranche, the end of the revolving period and the stated maturity date are March 30, 2024 and March 30, 2025, respectively. The Revolving Credit Facility also provides for a feature that allows the Company, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of $7,265. The Revolving Credit Facility generally requires payments of interest at the end of each Secured Overnight Financing Rate (“SOFR”) interest period, but no less frequently than quarterly, on SOFR based loans, and monthly payments of interest on other loans. Subsequent to the end of the respective revolving periods and prior to the respective stated maturity dates, the Company is required to repay the relevant outstanding principal amounts under both the term loan tranche and revolving tranche on a monthly basis in an amount equal to 1/12th of the outstanding principal amount at the end of the respective revolving periods. See Note 14 for a subsequent event relating to the Revolving Credit Facility.

Under the Revolving Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets (less total liabilities not representing indebtedness) to total indebtedness of the Company and its consolidated subsidiaries (subject to certain exceptions) of not less than 1.5:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Credit Facility. Amounts available to borrow under the Revolving Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets (based on their value as determined pursuant to the Revolving Credit Facility) that are pledged as collateral. As of March 31, 2023, the Company was in compliance in all material respects with the terms of the Revolving Credit Facility.

As of March 31, 2023 and December 31, 2022, there was $1,872 and $2,246 outstanding, respectively, under the Revolving Credit Facility. The Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $297.5 with the ability to increase by an incremental $102.5 on an uncommitted basis. As of March 31, 2023 and December 31, 2022, the Company had $93 and $86, respectively, in letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued. As of March 31, 2023, there was $2,878 available for borrowing (net of letters of credit issued) under the Revolving Credit Facility, subject to borrowing base restrictions.

Since March 31, 2022, the interest rate charged on the Revolving Credit Facility is based on SOFR plus a credit spread adjustment of 0.10% (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in Sterling, Canadian Dollars, Euros and certain other foreign currencies plus a spread adjustment, if applicable) and an applicable spread of either 1.75% or 1.875% or an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility) plus an applicable spread of 0.75% or 0.875%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving exposure and term loans outstanding under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. The Revolving Credit Facility allows for borrowings to be made using one, three or six month SOFR. Prior to March 31, 2022, the interest rate charged on the Revolving Credit Facility was based on LIBOR (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in Sterling, Canadian Dollars, Euros and certain other foreign currencies) plus an applicable spread of either 1.75% or 1.875% or an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility) plus an applicable spread of 0.75% or 0.875%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving exposure and term loans outstanding under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of March 31, 2023, the one, three and six month SOFR was 4.81%, 4.91% and 4.90%, respectively. As of March 31, 2023, the applicable spread in effect was 1.75%. In addition to the stated interest expense on the

Revolving Credit Facility, the Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. The Company is also required to pay a letter of credit fee of either 2.00% or 2.125% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility.

The Revolving Credit Facility is secured by certain assets in the Company’s portfolio and excludes investments held by Ares Capital CP under the Revolving Funding Facility, those held by ACJB under the SMBC Funding Facility and those held by AFB under the BNP Funding Facility, each as described below, and certain other investments.

For the three months ended March 31, 2023 and 2022, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the Three Months Ended March 31,
	2023	2022
Stated interest expense	$34	$6
Credit facility fees	3	2
Amortization of debt issuance costs	2	1
Total interest and credit facility fees expense	$39	$9
Cash paid for interest expense	$32	$9
Average stated interest rate	6.35%	2.36%
Average outstanding balance	$2,117	$1,078

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

Amounts available to borrow under the Revolving Funding Facility are subject to a borrowing base that applies different advance rates to different types of assets held by Ares Capital CP. Ares Capital CP is also subject to limitations with respect to the loans securing the Revolving Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests and loans with fixed rates, as well as restrictions on portfolio company leverage, all of which may also affect the borrowing base and therefore amounts available to borrow. The Company and Ares Capital CP are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the agreements governing the Revolving Funding Facility. As of March 31, 2023, the Company and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

As of March 31, 2023 and December 31, 2022, there was $850 and $800 outstanding, respectively, under the Revolving Funding Facility. Since June 30, 2022, the interest rate charged on the Revolving Funding Facility is based on SOFR plus a credit spread adjustment of 0.10% or a “base rate” (as defined in the agreements governing the Revolving Funding Facility) plus an applicable spread of 1.90% per annum. From December 29, 2021 to June 29, 2022, the interest rate charged on the Revolving Funding Facility is based on one month LIBOR plus 1.90% per annum or a “base rate” (as defined in the agreements governing the Revolving Funding Facility) plus 1.00% per annum.

For the three months ended March 31, 2023 and 2022, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Funding Facility were as follows:

	For the Three Months Ended March 31,
	2023	2022
Stated interest expense	$13	$3
Credit facility fees	1	1
Amortization of debt issuance costs	1	1
Total interest and credit facility fees expense	$15	$5
Cash paid for interest expense	$12	$3
Average stated interest rate	6.46%	2.01%
Average outstanding balance	$812	$766

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

Amounts available to borrow under the SMBC Funding Facility are subject to a borrowing base that applies an advance rate to assets held by ACJB. ACJB is also subject to limitations with respect to the loans securing the SMBC Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests and loans with fixed rates, as well as restrictions on portfolio company leverage, all of which may also affect the borrowing base and therefore amounts available to borrow. The Company and ACJB are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the SMBC Funding Facility. As of March 31, 2023, the Company and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

As of March 31, 2023 and December 31, 2022, there was $401 and $451 outstanding, respectively, under the SMBC Funding Facility. The interest rate charged on the SMBC Funding Facility is based on an applicable spread of either 1.75% or 2.00% over one month LIBOR or 0.75% or 1.00% over a “base rate” (as defined in the agreements governing the SMBC Funding Facility), in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. As of March 31, 2023, the applicable spread in effect was 1.75%. ACJB is required to pay a commitment fee of between 0.50% and 1.00% per annum depending on the size of the unused portion of the SMBC Funding Facility.

For the three months ended March 31, 2023 and 2022, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SMBC Funding Facility were as follows:

	For the Three Months Ended March 31,
	2023	2022
Stated interest expense	$7	$2
Credit facility fees	1	—
Amortization of debt issuance costs	1	1
Total interest and credit facility fees expense	$9	$3
Cash paid for interest expense	$7	$2
Average stated interest rate	6.27%	2.26%
Average outstanding balance	$427	$405

BNP Funding Facility

The Company and the Company’s consolidated subsidiary, ARCC FB Funding LLC (“AFB”), are party to a revolving funding facility (as amended, the “BNP Funding Facility”) with AFB, as the borrower, and BNP Paribas, as the administrative agent and lender, that allows AFB to borrow up to $500 at any one time outstanding. The BNP Funding Facility is secured by all of the assets held by AFB. The end of the reinvestment period and the stated maturity date for the BNP Funding Facility are June 11, 2023 and June 11, 2025, respectively. The reinvestment period and the stated maturity date are both subject to a one-year extension by mutual agreement. See Note 14 for a subsequent event relating to the BNP Funding Facility.

Amounts available to borrow under the BNP Funding Facility are subject to a borrowing base that applies an advance rate to assets held by AFB. AFB is also subject to limitations with respect to the loans securing the BNP Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests and loans with fixed rates, as well as restrictions on portfolio company leverage, all of which may also affect the borrowing base and therefore amounts available to borrow. The Company and AFB are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the BNP Funding Facility. As of March 31, 2023, the Company and AFB were in compliance in all material respects with the terms of the BNP Funding Facility.

As of March 31, 2023 and December 31, 2022, there was $320 and $245, respectively, outstanding under the BNP Funding Facility. Since January 9, 2023, the interest rate charged on the BNP Funding Facility was based on an applicable SOFR or a “base rate” plus a margin of (i) 2.30% during the reinvestment period and (ii) 2.80% following the reinvestment period. Prior to January 9, 2023, the interest rate charged on the BNP Funding Facility was based on three month LIBOR, or a “base rate” (as defined in the agreements governing the BNP Funding Facility) plus a margin of (i) 1.80% during the reinvestment period and (ii) 2.30% following the reinvestment period. As of March 31, 2023, the applicable spread in effect was 2.30%. AFB is required to pay a commitment fee of between 0.00% and 1.25% per annum depending on the size of the unused portion of the BNP Funding Facility. See Note 14 for a subsequent event relating to the BNP Funding Facility.

For the three months ended March 31, 2023 and 2022, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the BNP Funding Facility were as follows:

	For the Three Months Ended March 31,
	2023	2022
Stated interest expense	$5	$—
Credit facility fees	—	—
Amortization of debt issuance costs	—	—
Total interest and credit facility fees expense	$5	$—
Cash paid for interest expense	$5	$—
Average stated interest rate	6.80%	1.94%
Average outstanding balance	$314	$46

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

In certain circumstances, assuming the conversion date below has not already passed, the 2024 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of its common stock, at the Company’s election, at the conversion rate (listed below as of March 31, 2023) subject to customary anti-dilution adjustments and the requirements of the indenture (the “2024 Convertible Notes Indenture”). Prior to the close of business on the business day immediately preceding the conversion date (listed below), holders may convert their 2024 Convertible Notes only under certain circumstances set forth in the 2024 Convertible Notes Indenture. On or after the conversion date until the close of business on the second scheduled trading day immediately preceding the maturity date for the 2024 Convertible Notes, holders may convert their 2024 Convertible Notes at any time. In addition, if the Company engages in certain corporate events as described in the 2024 Convertible Notes Indenture, holders of the 2024 Convertible Notes may require the Company to repurchase for cash all or part of the 2024 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2024 Convertible Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

Certain key terms related to the convertible features for the 2024 Convertible Notes as of March 31, 2023 are listed below.

2024 Convertible Notes
Conversion premium	15.0%
Closing stock price at issuance	$17.29
Closing stock price date	March 5, 2019
Conversion price (1)	$19.62
Conversion rate (shares per one thousand dollar principal amount)(1)	50.9784
Conversion date	December 1, 2023
________________________________________

(1)Represents conversion price and conversion rate, as applicable, as of March 31, 2023, taking into account any applicable de minimis adjustments that will be made on the conversion date.

As of March 31, 2023, the principal amount of the 2024 Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

The 2024 Convertible Notes Indenture contains certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a) of the Investment Company Act, or any successor provisions, and to provide financial information to the holders of the 2024 Convertible Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the 2024 Convertible Notes Indenture. As of March 31, 2023, the Company was in compliance in all material respects with the terms of the 2024 Convertible Notes Indenture.

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

As of March 31, 2023, the components of the carrying value of the 2024 Convertible Notes, the stated interest rate and the effective interest rate were as follows:

2024 Convertible Notes
Principal amount of debt	$403
Original issue discount, net of accretion	—
Debt issuance costs, net of amortization	(3)
Carrying value of debt	$400
Stated interest rate	4.625%
Effective interest rate(1)	5.10%
________________________________________

(1)The effective interest rate of the 2024 Convertible Notes is equal to the stated interest rate plus the accretion of original issue discount and amortization of debt issuance costs.

For the three months ended March 31, 2023 and 2022, the components of interest expense and cash paid for interest expense for the 2024 Convertible Notes, as well as any other convertible notes outstanding during the periods presented were as follows.

	For the Three Months Ended March 31,
	2023	2022
Stated interest expense	$5	$6
Accretion of original issue discount	1	1
Total interest expense	$6	$7
Cash paid for interest expense	$9	$17

Unsecured Notes

The Company has issued certain unsecured notes (each issuance of which is referred to herein using the “defined term” set forth under the “Unsecured Notes” column of the table below and collectively referred to as the “Unsecured Notes”), that pay interest semi-annually and all principal amounts are due upon maturity. Each of the Unsecured Notes may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indentures governing each of the Unsecured Notes, plus any accrued and unpaid interest. Certain key terms related to the features for the Unsecured Notes as of March 31, 2023 are listed below.

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

In February 2023, the Company repaid in full the $750 in aggregate principal amount outstanding of unsecured notes (the “2023 Notes”) upon their maturity. The 2023 Notes bore interest at a rate of 3.500% per annum, payable semi-annually.

For the three months ended March 31, 2023 and 2022, the components of interest expense and cash paid for interest expense for the Unsecured Notes, as well as any other unsecured notes outstanding during the periods presented are listed below.

	For the Three Months Ended March 31,
	2023	2022
Stated interest expense	$64	$67
Amortization of debt issuance costs	3	4
Net amortization of original issue premium/discount	(2)	(2)
Total interest expense	$65	$69
Cash paid for interest expense	$79	$79

The Unsecured Notes contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a) of the Investment Company Act, or any successor provisions, and to provide financial information to the holders of such notes under certain circumstances. These covenants are subject to important limitations and exceptions set forth in the indentures governing such notes. As of March 31, 2023, the Company was in compliance in all material respects with the terms of the respective indentures governing each of the Unsecured Notes.

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

6. DERIVATIVE INSTRUMENTS

The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. As of March 31, 2023, the counterparties to these forward currency contracts were Canadian Imperial Bank of Commerce and Royal Bank of Canada. As of December 31, 2022, the counterparty to these forward currency contracts were Royal Bank of Canada.

Certain information related to the Company’s derivative instruments as of March 31, 2023 and December 31, 2022 is presented below.

	As of March 31, 2023
Derivative Instrument	Notional Amount		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	CAD	292	4/28/2023	$218	$(216)	Other assets
Foreign currency forward contract	CAD	247	4/19/2023	181	(183)	Accounts payable and other liabilities
Foreign currency forward contract		€219	4/28/2023	240	(238)	Other assets
Foreign currency forward contract		£128	4/28/2023	159	(158)	Other assets
Foreign currency forward contract		$114	4/28/2023	156	(155)	Other assets
Foreign currency forward contract	NZD	58	4/28/2023	37	(36)	Other assets
Foreign currency forward contract	CAD	4	4/28/2023	3	(3)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	2	4/28/2023	2	(2)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	1	4/28/2023	—	—	Accounts payable and other liabilities
Total				$996	$(991)

	As of December 31, 2022
Derivative Instrument	Notional Amount		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	CAD	264	1/27/2023	$195	$(196)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	242	1/18/2023	178	(179)	Accounts payable and other liabilities
Foreign currency forward contract		€158	1/27/2023	159	(169)	Accounts payable and other liabilities
Foreign currency forward contract		£125	1/27/2023	145	(151)	Accounts payable and other liabilities
Foreign currency forward contract	NZD	59	1/27/2023	34	(37)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	17	1/27/2023	12	(12)	Accounts payable and other liabilities
Total				$723	$(744)

Net realized gains (losses) on derivative instruments recognized by the Company for the three months ended March 31, 2023 and 2022 is in the following location in the consolidated statements of operations:

		For the Three Months Ended March 31,
Derivative Instrument	Statement Location	2023	2022
Foreign currency forward contract	Net realized gains (losses) from foreign currency and other transactions	$(29)	$(4)
Total		$(29)	$(4)

Net unrealized gains (losses) on derivative instruments recognized by the Company for the three months ended March 31, 2023 and 2022 is in the following location in the consolidated statements of operations:

		For the Three Months Ended March 31,
Derivative Instrument	Statement Location	2023	2022
Foreign currency forward contract	Net unrealized gains (losses) from foreign currency and other transactions	$26	$14
Total		$26	$14

7. COMMITMENTS AND CONTINGENCIES

Investment Commitments

The Company has various commitments to fund investments in its portfolio as described below. As of March 31, 2023 and December 31, 2022, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) the Company’s discretion:

	As of
	March 31, 2023	December 31, 2022
Total revolving and delayed draw loan commitments	$2,559	$2,916
Less: funded commitments	(609)	(526)
Total unfunded commitments	1,950	2,390
Less: commitments substantially at discretion of the Company	—	—
Less: unavailable commitments due to borrowing base or other covenant restrictions	(16)	(13)
Total net adjusted unfunded revolving and delayed draw loan commitments	$1,934	$2,377

Included within the total revolving and delayed draw loan commitments as of March 31, 2023 and December 31, 2022 were delayed draw loan commitments totaling $908 and $1,229, respectively. The Company’s commitment to fund delayed draw loans is generally triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels).

Also included within the total revolving loan commitments as of March 31, 2023 were commitments to issue up to $351 in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of March 31, 2023, the Company had $49 in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For all these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $42 expire in 2023 and $7 expire in 2024.

The Company also has commitments to co-invest in the SDLP for the Company’s portion of the SDLP’s commitments to fund delayed draw loans to certain portfolio companies of the SDLP. See Note 4 for more information.

As of March 31, 2023 and December 31, 2022, the Company was party to agreements to fund equity investment commitments as follows:

	As of
	March 31, 2023	December 31, 2022
Total equity commitments	$168	$120
Less: funded equity commitments	(63)	(69)
Total unfunded equity commitments	105	51
Less: equity commitments substantially at discretion of the Company	(51)	(51)
Total net adjusted unfunded equity commitments	$54	$—

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

Lease Commitments

The Company is obligated under a number of operating leases pursuant to which it is leasing office facilities from third parties with remaining terms ranging from approximately one to four years. For certain of its operating leases, the Company had previously entered into subleases. The components of operating lease expense for the three months ended March 31, 2023 and 2022 were as follows:

	For the Three Months Ended March 31,
	2023	2022
Operating lease costs	$2	$2
Less: sublease income	(2)	(2)
Total operating lease costs (1)	$—	$—

________________________________________

(1)Total operating lease costs are incurred from office leases assumed as part of the Company’s acquisition of American Capital, Ltd.

Supplemental cash flow information related to operating leases for the three months ended March 31, 2023 and 2022 were as follows:

	For the Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$4	$4
Operating ROU assets obtained in exchange for operating lease liabilities	$2	$2

Supplemental balance sheet information as of March 31, 2023 and December 31, 2022 related to operating leases were as follows:

	As of
	March 31, 2023	December 31, 2022
Operating lease ROU assets	$18	$20
Operating lease liabilities	$28	$31
Weighted average remaining lease term (in years)	2.9	3.1
Weighted average discount rate	4.4%	4.2%

The following table shows future minimum lease payments under the Company’s operating leases and a reconciliation to the operating lease liability as of March 31, 2023:

Amount
2023	$12
2024	6
2025	6
2026	6
Total lease payments	30
Less imputed interest	(2)
Total operating lease liabilities	$28

The following table shows future expected rental payments to be received under the Company’s subleases where the Company is the sublessor as of March 31, 2023:

Amount
2023	$7
2024	4
2025	4
2026	4
Total	$19

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows ASC 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASC 825-10”), which provides companies the option to report selected financial assets and liabilities at fair value. ASC 825-10 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and a better understanding of the effect of the company’s choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. The Company has not elected the ASC 825-10 option to report selected financial assets and liabilities at fair value. With the exception of the line items entitled “other assets” and “debt,” which are reported at amortized cost, the carrying value of all other assets and liabilities approximate fair value.

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

    The Company’s portfolio investments (other than as described below in the following paragraph) are typically valued using two different valuation techniques. The first valuation technique is an analysis of the enterprise value (“EV”) of the portfolio company. Enterprise value means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The primary method for determining EV uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s EBITDA (generally defined as net income before net interest expense, income tax expense, depreciation and amortization). EBITDA multiples are typically determined based upon review of market comparable transactions and publicly traded comparable companies, if any. The Company’s investment adviser may also employ other valuation multiples to determine EV, such as revenues or, in the case of certain portfolio companies in the power generation industry, kilowatt capacity. The second method for determining EV uses a discounted cash flow analysis whereby future expected cash flows of the portfolio company are discounted to determine a present value using estimated discount rates (typically a weighted average cost of capital based on costs of debt and equity consistent with current market conditions). The EV analysis is performed to determine the value of equity investments, the value of debt investments in portfolio companies where the Company has control or could gain control through an option or warrant security, and to determine if there is credit impairment for debt investments. If debt investments are credit impaired, an EV analysis may be used to value such debt investments; however, in addition to the methods outlined above, other methods such as a liquidation or wind-down analysis may be utilized to estimate enterprise value. The second valuation technique is a yield analysis, which is typically performed for non-credit impaired debt investments in portfolio companies where the Company does not own a controlling equity position. To determine fair value using a yield analysis, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk. In the yield analysis, the Company’s investment adviser considers the current contractual interest rate, the maturity and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the enterprise value of the portfolio company. As debt investments held by the Company are substantially illiquid with no active transaction market, the Company’s investment adviser depends on primary market data, including newly funded transactions, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.

For other portfolio investments such as investments in the SDLP Certificates and IHAM, discounted cash flow analysis is the primary technique utilized to determine fair value. Expected future cash flows associated with the investment are discounted to determine a present value using a discount rate that reflects estimated market return requirements.

The following table presents fair value measurements of cash and cash equivalents, restricted cash, investments, derivatives and unfunded revolving and delayed draw loan commitments as of March 31, 2023:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$359	$359	$—	$—
Restricted cash	$18	$18	$—	$—
Investments not measured at net asset value	$21,143	$46	$414	$20,683
Investments measured at net asset value(1)	5
Total investments	$21,148
Derivatives	$5	$—	$5	$—
Unfunded revolving and delayed draw loan commitments(2)	$(50)	$—	$—	$(50)
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

The following table presents fair value measurements of cash and cash equivalents, restricted cash, investments, derivatives and unfunded revolving and delayed draw loan commitments as of December 31, 2022:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$303	$303	$—	$—
Restricted cash	$34	$34	$—	$—
Investments not measured at net asset value	$21,775	$54	$360	$21,361
Investments measured at net asset value (1)	5
Total investments	$21,780
Derivatives	$(21)	$—	$(21)	$—
Unfunded revolving and delayed draw loan commitments(2)	$(57)	$—	$—	$(57)
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

The following tables summarize the significant unobservable inputs the Company’s investment adviser used to value the majority of the Company’s investments categorized within Level 3 as of March 31, 2023 and December 31, 2022. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of March 31, 2023
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average(1)
First lien senior secured loans	$8,368	Yield analysis	Market yield	3.7% - 29.5%	12.6%
Second lien senior secured loans	3,802	Yield analysis	Market yield	11.4% - 42.9%	15.2%
Subordinated certificates of the SDLP	1,231	Discounted cash flow analysis	Discount rate	12.8% - 15.0%	13.5%
Senior subordinated loans	1,040	Yield analysis	Market yield	9.5% - 17.6%	14.1%
Preferred equity	2,069	EV market multiple analysis	EBITDA multiple	2.5x - 40.0x	16.0x
Ivy Hill Asset Management, L.P.(2)	2,295	Discounted cash flow analysis	Discount rate	13.1% - 20.6%	14.8%
Other equity	1,878	EV market multiple analysis	EBITDA multiple	2.4% - 51.9x	17.4x
Total investments	$20,683
________________________________________

(1)Unobservable inputs were weighted by the relative fair value of the investments.

(2)Includes the Company’s subordinated loan and equity investments in IHAM, as applicable.

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

(2)Includes the Company’s subordinated loan and equity investments in IHAM, as applicable.

Changes in market yields, discount rates or EBITDA multiples, each in isolation, may change the fair value of certain of the Company’s investments. Generally, an increase in market yields or discount rates or a decrease in EBITDA multiples may result in a decrease in the fair value of certain of the Company’s investments.

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

The following table presents changes in investments that use Level 3 inputs as of and for the three months ended March 31, 2023:

As of and For the Three Months Ended March 31, 2023
Balance as of December 31, 2022	$21,361
Net realized losses	(20)
Net unrealized losses	(11)
Purchases	1,072
Sales	(697)
Repayments	(1,063)
PIK interest and dividends	81
Net accretion of discount on securities	4
Net transfers in and/or out of Level 3	(44)
Balance as of March 31, 2023	$20,683

Investments were transferred into and out of Level 3 during the three months ended March 31, 2023. Transfers into and out of Level 3 were generally as a result of changes in the observability of significant inputs or available market data for certain portfolio companies.

As of March 31, 2023, the net unrealized depreciation on the investments that use Level 3 inputs was $212.

For the three months ended March 31, 2023, the total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the Company’s Level 3 assets still held as of March 31, 2023, and reported within the net unrealized gains (losses) on investments, foreign currency and other transactions in the Company’s consolidated statement of operations was $59.

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

The following are the carrying and fair values of the Company’s debt obligations as of March 31, 2023 and December 31, 2022. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	March 31, 2023			December 31, 2022
	Carrying value(1)		Fair value(4)	Carrying value(1)		Fair value(4)
Revolving Credit Facility	$1,872		$1,872	$2,246		$2,246
Revolving Funding Facility	850		850	800		800
SMBC Funding Facility	401		401	451		451
BNP Funding Facility	320		320	245		245
2024 Convertible Notes (principal amount outstanding of $403)	400	(2)	400	399	(2)	428
2023 Notes (principal amount outstanding of $0 and $750, respectively)	—		—	750	(2)	749
2024 Notes (principal amount outstanding of $900)	899	(2)	873	898	(2)	873
March 2025 Notes (principal amount outstanding of $600)	598	(2)	569	597	(2)	570
July 2025 Notes (principal amount outstanding of $1,250)	1,257	(2)	1,150	1,258	(2)	1,157
January 2026 Notes (principal amount outstanding of $1,150)	1,145	(2)	1,061	1,144	(2)	1,059
July 2026 Notes (principal amount outstanding of $1,000)	991	(2)	866	991	(2)	850
2027 Notes (principal amount outstanding of $500)	494	(2)	432	494	(2)	427
2028 Notes (principal amount outstanding of $1,250)	1,247	(2)	1,035	1,247	(2)	1,007
2031 Notes (principal amount outstanding of $700)	690	(2)	536	690	(2)	516
Total	$11,164	(3)	$10,365	$12,210	(3)	$11,378
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

(3)Total principal amount of debt outstanding totaled $11,196 and $12,245 as of March 31, 2023 and December 31, 2022, respectively.

(4)The fair value of these debt obligations would be categorized as Level 2 under ASC 820-10.

9. STOCKHOLDERS’ EQUITY

The Company may from time to time issue and sell shares of its common stock through public or “at the market” offerings. In connection with the issuance of its common stock, the Company issued and sold the following shares of common stock during the three months ended March 31, 2023:

Issuances of Common Stock	Number of Shares Issued	Gross Proceeds	Underwriting Fees/Offering Expenses	Net Proceeds	Average Offering Price Per Share(1)
Public offerings	12.1	$236.8	$13.4	$223.4	$19.61	(2)
“At the market” offerings	13.2	257.3	3.7	253.6	$19.48
Total	25.3	$494.1	$17.1	$477.0

________________________________________

(1)    Represents the gross offering price per share before deducting underwriting discounts and commissions and offering expenses.

(2)    12.1 of the shares were sold to the underwriters for a price of $18.53 per share which the underwriters were then permitted to sell at variable prices to the public.

“At the Market” Offerings

The Company is party to equity distribution agreements with several banks (the “Equity Distribution Agreements”). The Equity Distribution Agreements provide that the Company may from time to time issue and sell, by means of “at the market” offerings, up to $500 shares of its common stock. Subject to the terms and conditions of the Equity Distribution Agreements, sales of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Under the Equity Distribution Agreements, common stock with an aggregate offering amount of $137 remained available for issuance as of March 31, 2023.

See Note 11 for information regarding shares of common stock issued or purchased in accordance with the Company’s dividend reinvestment plan.

Stock Repurchase Program

The Company is authorized under its stock repurchase program to purchase up to $500 in the aggregate of its outstanding common stock in the open market at certain thresholds below its net asset value per share, in accordance with the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its sole discretion, based upon an evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The stock repurchase program does not require the Company to repurchase any specific number of shares of common stock or any shares of common stock at all. Consequently, the Company cannot assure stockholders that any specific number of shares of common stock, if any, will be repurchased under the stock repurchase program. As of March 31, 2023, the expiration date of the stock repurchase program is February 15, 2024. The program may be suspended, extended, modified or discontinued at any time. As of March 31, 2023, there was $500 available for repurchases under the stock repurchase program. See Note 14 for a subsequent event relating to the Company’s stock repurchase program.

During the three months ended March 31, 2023 and 2022, the Company did not repurchase any shares of the Company’s common stock under the stock repurchase program.

10. EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted net increase in stockholders’ equity resulting from operations per share for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
Net increase in stockholders’ equity resulting from operations—basic	$278	$211
Adjustment for interest expense on 2024 Convertible Notes(1)	4	4
Net increase in stockholders’ equity resulting from operations—diluted	$282	$215

Weighted average shares of common stock outstanding—basic	534	479
Assumed conversion of 2024 Convertible Notes	21	21
Weighted average shares of common stock outstanding—diluted	555	500
Net increase in stockholders’ equity resulting from operations per share—basic	$0.52	$0.44
Net increase in stockholders’ equity resulting from operations per share—diluted	$0.51	$0.43
________________________________________

(1)    Includes the impact of income based fees.

For the purpose of calculating diluted net increase in stockholders’ equity resulting from operations per share for the three months ended March 31, 2023 and 2022, the Company utilized the if-converted method which assumes full share settlement for the aggregate value of the 2024 Convertible Notes.

11. DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared and payable during the three months ended March 31, 2023 and 2022:

Date declared	Record date	Payment date	Per share amount		Total amount
February 7, 2023	March 15, 2023	March 31, 2023	$0.48		$261
Total dividends declared and payable for the three months ended March 31, 2023			$0.48		$261

February 9, 2022	March 15, 2022	March 31, 2022	0.42		205
February 9, 2022	March 15, 2022	March 31, 2022	0.03	(1)	15
Total dividends declared and payable for the three months ended March 31, 2022			$0.45		$220
___________________________________________________________________________
(1)Represents an additional dividend.

The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. When the Company issues new shares in connection with the dividend reinvestment plan, the issue price is equal to the closing price of its common stock on the dividend payment date. Dividend reinvestment plan activity for the three months ended March 31, 2023 and 2022, was as follows:

	For the Three Months Ended March 31,
	2023	2022
Shares issued	—	0.6
Average issue price per share	$—	$20.95
Shares purchased by plan agent to satisfy dividends declared and payable during the period for stockholders	0.8	—
Average purchase price per share	$18.35	$—

12. RELATED PARTY TRANSACTIONS

In accordance with the investment advisory and management agreement, the Company bears all costs and expenses of the operation of the Company and reimburses its investment adviser or its affiliates for certain of such costs and expenses paid for by the investment adviser or its affiliates on behalf of the Company. For the three months ended March 31, 2023 and 2022, the Company’s investment adviser or its affiliates incurred and the Company reimbursed such expenses totaling $1, and $1, respectively.

The Company has entered into agreements with Ares Management LLC and IHAM, pursuant to which Ares Management LLC and IHAM are entitled to use the Company’s proprietary portfolio management software. For the three months ended March 31, 2023 and 2022, amounts payable to the Company under these agreements totaled $0, and $0, respectively.

See Notes 3 and 4 for descriptions of other related party transactions.

13. FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights as of and for the three months ended March 31, 2023 and 2022:

	As of and For the Three Months Ended March 31,
Per Share Data:	2023	2022
Net asset value, beginning of period(1)	$18.40	$18.96
Issuances of common stock	—	0.08
Net investment income for period(2)	0.60	0.41
Net realized and unrealized gains (losses) for period(2)	(0.07)	0.03
Net increase in stockholders’ equity	0.53	0.52
Total distributions to stockholders(3)	(0.48)	(0.45)
Net asset value at end of period(1)	$18.45	$19.03
Per share market value at end of period	$18.27	$20.95
Total return based on market value(4)	1.58%	1.12%
Total return based on net asset value(5)	2.88%	2.74%
Shares outstanding at end of period	545	493
Ratio/Supplemental Data:
Net assets at end of period	$10,049	$9,379
Ratio of operating expenses to average net assets(6)(7)	12.31%	10.17%
Ratio of net investment income to average net assets(6)(8)	12.74%	8.80%
Portfolio turnover rate(6)	21%	39%

_________________________________________________________________________________

(1)The net assets used equals the total stockholders’ equity on the consolidated balance sheet.

(2)Weighted average basic per share data.

(3)Includes additional dividend of $0.03 per share for the three months ended March 31, 2022.

(4)For the three months ended March 31, 2023, the total return based on market value equaled the decrease of the ending market value at March 31, 2023 of $18.27 per share from the ending market value at December 31, 2022 of $18.47 per share plus the declared and payable dividends of $0.48 per share for the three months ended March 31, 2023, divided by the market value at December 31, 2022. For the three months ended March 31, 2022, the total return based on market value equaled the decrease of the ending market value at March 31, 2022 of $20.95 per share from the ending market value at December 31, 2021 of $21.19 per share plus the declared and payable dividends of $0.45 per share for the three months ended March 31, 2022, divided by the market value at December 31, 2021. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5)For the three months ended March 31, 2023, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $0.48 per share for the three months ended March 31, 2023, divided by the beginning net asset value for the period. For the three months ended March 31, 2022, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $0.45 per share for the three months ended March 31, 2022, divided by the beginning net asset value for the period. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(6)The ratios reflect an annualized amount.

(7)For the three months ended March 31, 2023 and 2022, the ratio of operating expenses to average net assets consisted of the following:

	For the Three Months Ended March 31,
	2023	2022
Base management fees	3.27%	3.24%
Income based fees and capital gains incentive fees	2.88%	2.35%
Cost of borrowing	5.77%	4.15%
Other operating expenses	0.39%	0.43%

(8)The ratio of net investment income to average net assets excludes income taxes related to realized gains and losses.

14. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2023, except as discussed below.

In April 2023, the Company amended its Revolving Credit Facility. The amendment, among other things, (a) extended the expiration of the revolving period for lenders electing to extend their revolving commitments in an amount equal to approximately $2,905 from March 31, 2026 to April 19, 2027, during which period the Company, subject to certain conditions, may make borrowings under the Revolving Credit Facility, (b) extended the stated maturity date for lenders electing to extend their revolving commitments in an amount equal to approximately $2,905 from March 31, 2027 to April 19, 2028 and (c) extended the stated maturity date for $908 of the lenders electing to extend their term loan commitments from March 31, 2027 to April 19, 2028. Lenders who elected not to extend their revolving commitments in an amount equal to approximately $150, $107 and $494 will remain subject to a revolving period expiration of March 30, 2024, March 31, 2025 and March 31, 2026, respectively, and stated maturity dates of March 30, 2025, March 31, 2026 and March 31, 2027, respectively. Lenders who elected not to extend their term loan commitments in an amount equal to $50, $28 and $116 will remain subject to maturity dates of March 30, 2025, March 31, 2026 and March 31, 2027, respectively.

In April 2023, the Company and AFB entered into an amendment to the BNP Funding Facility. The amendment among other things, (a) increased the commitments under the BNP Funding Facility from $500 to $790, (b) extended the end of the reinvestment period from June 11, 2023 to April 20, 2026, (c) extended the stated maturity date from June 11, 2025 to April 20, 2028 and (d) adjusted the interest rate charged on the BNP Funding Facility from an applicable SOFR or a "base rate" (as defined in the BNP Funding Facility) plus a margin of (i) 2.30% during the reinvestment period and (ii) 2.80% following the reinvestment period to an applicable SOFR or a "base rate" plus a margin of (i) 2.80% during the reinvestment period and (ii) 3.30% following the reinvestment period.

In April 2023, the Company's board of directors authorized an amendment to its stock repurchase program to increase the total authorization from $500 to $1,000. Under the stock repurchase program, the Company may repurchase up to $1,000 in the aggregate of its outstanding common stock in the open market at a price per share that meets certain thresholds below its net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report. In addition, some of the statements in this Quarterly Report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of Ares Capital Corporation (the “Company,” “Ares Capital,” “we,” “us,” or “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

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

•uncertainty surrounding global financial stability, including the liquidity of certain banks;

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “project,” “estimates,” “will,” “should,” “could,” “would,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in this Quarterly Report.

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

Since our initial public offering (“IPO”) on October 8, 2004 through March 31, 2023, our exited investments resulted in an asset level realized gross internal rate of return to us of approximately 14% (based on original cash invested, net of syndications, of approximately $40.1 billion and total proceeds from such exited investments of approximately $51.6 billion). Internal rate of return is the discount rate that makes the net present value of all cash flows related to a particular investment equal to zero. Internal rate of return is gross of expenses related to investments as these expenses are not allocable to specific investments. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of a debt investment or sale of an investment or through the determination that no further consideration was collectible and, thus, a loss may have been realized. Approximately 58% of these exited investments resulted in an asset level realized gross internal rate of return to us of 10% or greater.

Additionally, since our IPO on October 8, 2004 through March 31, 2023, our realized gains have exceeded our realized losses by approximately $1.1 billion (excluding a one-time gain on the acquisition of Allied Capital Corporation (“Allied Capital”) in April 2010 (the “Allied Acquisition”) and realized gains/losses from the extinguishment of debt and other transactions). For this same time period, our average annualized net realized gain rate was approximately 1.0% (excluding a one-time gain on the acquisition of Allied Capital and realized gains/losses from the extinguishment of debt and other transactions). Net realized gain/loss rates for a particular period are the amount of net realized gains/losses during such period divided by the average quarterly investments at amortized cost in such period.

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

MACROECONOMIC ENVIRONMENT

Credit markets continued to be under pressure during the first quarter of 2023 amid a risk-off environment and sustained macro-economic uncertainty due to record-high inflation, tighter financial conditions, financial market instability and growing recession risk. Central banks have remained focused on restoring price stability by raising interest rates and have signaled that growth may be hindered until inflation comes under control.

PORTFOLIO AND INVESTMENT ACTIVITY

Our investment activity for the three months ended March 31, 2023 and 2022 is presented below.

	For the Three Months Ended March 31,
(dollar amounts in millions)	2023	2022
New investment commitments(1):
New portfolio companies	$131	$660
Existing portfolio companies	635	1,341
Total new investment commitments(2)	$766	2,001
Less:
Investment commitments exited(3)	(1,884)	(2,551)
Net investment commitments	$(1,118)	$(550)
Principal amount of investments funded:
First lien senior secured loans(4)	$697	$1,127
Second lien senior secured loans	2	27
Subordinated certificates of the SDLP(5)	49	11
Senior subordinated loans	26	103
Preferred equity	13	218
Ivy Hill Asset Management, L.P.(6)	283	349
Other equity	20	59
Total	$1,090	$1,894
Principal amount of investments sold or repaid:
First lien senior secured loans(4)	$1,373	$1,884
Second lien senior secured loans	—	441
Subordinated certificates of the SDLP(5)	41	25
Senior subordinated loans	72	—
Preferred equity	104	16
Ivy Hill Asset Management, L.P.(6)	192	16
Other equity	7	84
Total	$1,789	$2,466
Number of new investment commitments(7)	32	49
Average new investment commitment amount	$24	$41
Weighted average term for new investment commitments (in months)	72	61
Percentage of new investment commitments at floating rates	73%	70%
Percentage of new investment commitments at fixed rates	—%	10%
Weighted average yield of debt and other income producing securities(8):
Funded during the period at amortized cost	11.3%	8.6%
Funded during the period at fair value(9)	11.5%	8.7%
Exited or repaid during the period at amortized cost	11.7%	7.6%
Exited or repaid during the period at fair value(9)	12.0%	7.7%

_______________________________________________________________________________

(1)New investment commitments include new agreements to fund revolving loans or delayed draw loans. See Note 7 to our consolidated financial statements for the three months ended March 31, 2023 for more information on our commitments to fund revolving loans or delayed draw loans.

(2)Includes both funded and unfunded commitments. Of these new investment commitments, we funded $0.6 billion and $1.7 billion for the three months ended March 31, 2023 and 2022, respectively.

(3)Includes both funded and unfunded commitments. For the three months ended March 31, 2023 and 2022, investment commitments exited included exits of unfunded commitments of $316 million and $171 million, respectively.

(4)For the three months ended March 31, 2023 and 2022, net fundings of first lien secured revolving loans were $80 million and $78 million, respectively.

(5)See “Senior Direct Lending Program” below and Note 4 to our consolidated financial statements for the three months ended March 31, 2023 for more information on the SDLP (as defined below).

(6)Includes our subordinated loan and equity investments in IHAM (as defined below), as applicable. See “Ivy Hill Asset Management, L.P.” below and Note 4 to our consolidated financial statements for the three months ended March 31, 2023 for more information on IHAM.

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

(9)Represents fair value for investments in the portfolio as of the most recent prior quarter end, if applicable.

As of March 31, 2023 and December 31, 2022, our investments consisted of the following:

	As of
	March 31, 2023		December 31, 2022
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured loans(1)	$9,020	$8,689	$9,684	$9,373
Second lien senior secured loans	4,230	3,887	4,218	3,934
Subordinated certificates of the SDLP(2)	1,282	1,231	1,274	1,249
Senior subordinated loans	1,136	1,048	1,163	1,079
Preferred equity	2,045	2,069	2,095	2,027
Ivy Hill Asset Management, L.P.(3)	2,139	2,295	2,048	2,201
Other equity	1,578	1,929	1,561	1,917
Total	$21,430	$21,148	$22,043	$21,780
_______________________________________________________________________________

(1)First lien senior secured loans include certain loans that we classify as “unitranche” loans. The total amortized cost and fair value of the loans that we classified as “unitranche” loans were $4.7 billion and $4.6 billion, respectively, as of March 31, 2023, and $5.0 billion and $4.8 billion, respectively, as of December 31, 2022.

(2)The proceeds from these certificates were applied to co-investments with Varagon Capital Partners (“Varagon”) and its clients to fund first lien senior secured loans to 22 and 22 different borrowers as of March 31, 2023 and December 31, 2022, respectively.

(3)Includes our subordinated loan and equity investments in IHAM, as applicable.

We have commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) our discretion. Our commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels). We are also party to subscription agreements to fund equity investments in private equity investment partnerships. See Note 7 to our consolidated financial statements for the three months ended March 31, 2023 for more information on our unfunded commitments, including commitments to issue letters of credit, related to certain of our portfolio companies.

The weighted average yields at amortized cost and fair value of the following portions of our portfolio as of March 31, 2023 and December 31, 2022 were as follows:

	As of
	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and other income producing securities(1)	12.0%	12.2%	11.6%	11.9%
Total portfolio(2)	10.8%	10.9%	10.5%	10.6%
First lien senior secured loans(3)	11.1%	11.5%	10.7%	11.1%
Second lien senior secured loans(3)	11.9%	13.0%	11.6%	12.5%
Subordinated certificates of the SDLP(3)(6)	13.5%	14.1%	13.5%	13.8%
Senior subordinated loans(3)	11.0%	11.7%	10.8%	11.3%
Ivy Hill Asset Management L.P.(4)	13.4%	12.3%	14.2%	12.9%
Other income producing equity securities(5)	11.5%	11.4%	11.4%	11.4%
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

Investment grade	Description
4	Involves the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit.
3	Involves a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and the risk factors to our ability to ultimately recoup the cost of our investment are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a grade of 3.
2	Indicates that the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not more than 120 days past due. For investments graded 2, our investment adviser enhances its level of scrutiny over the monitoring of such portfolio company.
1	Indicates that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 1, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 1, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit. For investments graded 1, our investment adviser enhances its level of scrutiny over the monitoring of such portfolio company.

Set forth below is the grade distribution of our portfolio companies as of March 31, 2023 and December 31, 2022:

	As of
	March 31, 2023				December 31, 2022
(dollar amounts in millions)	Fair Value	%	Number of Companies	%	Fair Value	%	Number of Companies	%
Grade 4	$5,009	23.7%	74	15.8%	$5,051	23.2%	80	17.1%
Grade 3	14,514	68.6	329	70.6	15,279	70.1	327	70.2
Grade 2	1,282	6.1	41	8.8	1,342	6.2	40	8.6
Grade 1	343	1.6	22	4.8	108	0.5	19	4.1
Total	$21,148	100.0%	466	100.0%	$21,780	100.0%	466	100.0%

As of March 31, 2023 and December 31, 2022, the weighted average grade of the investments in our portfolio at fair value was 3.1 and 3.2, respectively.

As of March 31, 2023 and December 31, 2022, loans on non-accrual status represented 2.3% of the total investments at amortized cost (or 1.3% at fair value) and 1.7% at amortized cost (or 1.1% at fair value), respectively.

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

We provide capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. As of March 31, 2023, we and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates.

    As of March 31, 2023 and December 31, 2022, we and Varagon and its clients had agreed to make capital available to the SDLP of $6.2 billion and $6.2 billion, respectively, in the aggregate, of which $1.4 billion and $1.4 billion, respectively, is to be made available from us. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP. Below is a summary of the funded capital and unfunded capital commitments of the SDLP.

	As of
(in millions)	March 31, 2023	December 31, 2022
Total capital funded to the SDLP(1)	$5,160	$5,127
Total capital funded to the SDLP by the Company(1)	$1,282	$1,274
Total unfunded capital commitments to the SDLP(2)	$217	$294
Total unfunded capital commitments to the SDLP by the Company(2)	$50	$68
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

The amortized cost and fair value of our SDLP Certificates as of March 31, 2023 and December 31, 2022 were as follows:

	As of
	March 31, 2023		December 31, 2022
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated certificates of the SDLP	$1,282	$1,231	$1,274	$1,249

Our yield on our investment in the SDLP Certificates at amortized cost and fair value as of March 31, 2023 and December 31, 2022 were as follows:

	As of
	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Yield on subordinated certificates of the SDLP	13.5%	14.1%	13.5%	13.8%

The interest income from our investment in the SDLP Certificates and capital structuring service and other fees earned for the three months ended March 31, 2023 and 2022 were as follows:

	For the Three Months Ended March 31,
(in millions)	2023	2022
Interest income	$43	$33
Capital structuring service and other fees	$1	$5

As of March 31, 2023 and December 31, 2022, the SDLP portfolio was comprised entirely of first lien senior secured loans primarily to U.S. middle-market companies and were in industries similar to the companies in our portfolio. As of March 31, 2023 and December 31, 2022, one of the loans was on non-accrual status. Below is a summary of the SDLP’s portfolio as of March 31, 2023 and December 31, 2022:

	As of
(dollar amounts in millions)	March 31, 2023	December 31, 2022
Total first lien senior secured loans(1)(2)	$5,222	$5,174
Weighted average yield on first lien senior secured loans(3)	10.6%	10.1%
Largest loan to a single borrower(1)	$374	$377
Total of five largest loans to borrowers(1)	$1,644	$1,631
Number of borrowers in the SDLP	22	22
Commitments to fund delayed draw loans(4)	$217	$294
_______________________________________________________________________________

(1)At principal amount.

(2)First lien senior secured loans include certain loans that the SDLP classifies as “unitranche” loans. As of March 31, 2023 and December 31, 2022, the total principal amount of loans in the SDLP portfolio that the SDLP classified as “unitranche” loans was $4,154 million and $4,108 million, respectively.

(3) Computed as (a) the annual stated interest rate on accruing first lien senior secured loans, divided by (b) total first lien senior secured loans at principal amount.

(4)As discussed above, these commitments have been approved by the investment committee of the SDLP.

Pursuant to Rule 4-08(g) of Regulation S-X, selected financial information of the SDLP, in conformity with GAAP, as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and 2022 are presented below:

	As of
(in millions)	March 31, 2023	December 31, 2022
Selected Balance Sheet Information:
Investments at fair value (amortized cost of $5,210 and $5,166, respectively)	$4,932	$4,958
Other assets	176	150
Total assets	$5,108	$5,108

Senior notes	$3,562	$3,538
Intermediate funding notes	133	132
Other liabilities	130	110
Total liabilities	3,825	3,780
Subordinated certificates and members’ capital	1,283	1,328
Total liabilities and members’ capital	$5,108	$5,108

	For the Three Months Ended March 31,
(in millions)	2023	2022
Selected Statement of Operations Information:
Total investment income	$136	$72
Interest expense	69	24
Other expenses	6	5
Total expenses	75	29
Net investment income	61	43
Net realized and unrealized losses on investments	(68)	(3)
Net (decrease) increase in members’ capital resulting from operations	$(7)	$40

SDLP Loan Portfolio as of March 31, 2023

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount	Fair Value(2)
Arrowhead Holdco Company (3)(4)	Distributor of non-discretionary, mission-critical aftermarket replacement parts	8/2028	9.4%	$273.6	$254.5
Benecon Midco II LLC (3)(4)	Employee benefits provider for small and mid-size employers	12/2026	10.2%	171.5	171.5
Center for Autism and Related Disorders, LLC (3)(5)	Autism treatment and services provider specializing in applied behavior analysis therapy	11/2024		148.0	11.2
Concert Golf Partners Holdco LLC (3)	Golf club owner and operator	4/2029	17.5%	254.7	254.7
Emergency Communications Network, LLC (3)	Provider of mission critical emergency mass notification solutions	6/2024	7.2%	242.0	217.8
Excelligence Holdings Corp. (3)	Developer, manufacturer and retailer of educational products	1/2024	11.1%	146.3	146.3
FS Squared Holding Corp. (3)(4)	Provider of on-site vending and micro market solutions	3/2025	15.9%	323.2	323.2
Harvey Tool Company, LLC (3)	Manufacturer of cutting tools used in the metalworking industry	10/2027	10.7%	233.0	228.4
HGC Holdings, LLC (3)	Operator of golf facilities	6/2026	10.0%	161.1	161.1
ISQ Hawkeye Holdco, Inc. (3)(4)	Provider of commercial and industrial waste processing and disposal services	8/2029	11.1%	285.8	280.1
Manna Pro Products, LLC (3)	Manufacturer and supplier of specialty nutrition and care products for animals	12/2026	10.8%	269.7	242.7
n2y Holding, LLC (3)	Developer of cloud-based special education platform	11/2026	10.6%	193.0	193.0
NCWS Intermediate, Inc. (3)(4)	Manufacturer and supplier of car wash equipment, parts and supplies to the conveyorized car wash market	12/2026	10.8%	269.2	261.1
North Haven Falcon Buyer, LLC (3)(4)	Manufacturer of aftermarket golf cart parts and accessories	5/2027	8.9%	219.8	208.8
Pegasus Global Enterprise Holdings, LLC (3)(4)	Provider of plant maintenance and scheduling software	5/2025	10.4%	337.5	337.5
Penn Detroit Diesel Allison, LLC	Distributor of aftermarket parts to the heavy-duty truck industry	12/2027	11.9%	49.6	49.6
Precinmac (US) Holdings Inc. and Trimaster Manufacturing Inc. (3)(4)	Manufacturer of high-tolerance precision machined components and assemblies for the aerospace and defense industry	8/2027	11.0%	258.0	252.9
Pritchard Industries, LLC (3)(4)	Provider of janitorial and facilities management services	10/2027	10.8%	247.1	237.2
Qnnect, LLC (3)(4)	Manufacturer of highly engineered hermetic packaging products	11/2029	11.7%	280.5	272.0
THG Acquisition, LLC (3)	Multi-line insurance broker	12/2026	10.6%	323.2	319.8
Towne Holdings, Inc.	Parking management and hospitality services provider	8/2023	10.8%	149.2	146.2
Walnut Parent, Inc. (3)	Manufacturer of natural solution pest and animal control products	11/2027	10.5%	374.1	362.8
				$5,210.1	$4,932.4
____________________________________________________________________________

(1)Represents the weighted average annual stated interest rate as of March 31, 2023. All interest rates are payable in cash, except for portions of the stated interest rates which are payment-in-kind for investments in Emergency Communications Network, LLC and Towne Holdings, Inc.

(2)Represents the fair value in accordance with Accounting Standards Codification 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”). The determination of such fair value is not included in our valuation process described elsewhere herein.

(3)We also hold a portion of this company’s first lien senior secured loan.

(4)We hold an equity investment in this company.

(5)Loan was on non-accrual status as of March 31, 2023.

SDLP Loan Portfolio as of December 31, 2022

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount	Fair Value(2)
Arrowhead Holdco Company (3)(4)	Distributor of non-discretionary, mission-critical aftermarket replacement parts	8/2028	8.9%	$274.3	$260.6
Benecon Midco II LLC (3)(4)	Employee benefits provider for small and mid-size employers	12/2026	10.0%	171.9	171.9
Center for Autism and Related Disorders, LLC (3)(5)	Autism treatment and services provider specializing in applied behavior analysis therapy	11/2024		148.0	65.2
Concert Golf Partners Holdco LLC (3)	Golf club owner and operator	4/2029	10.2%	255.3	255.3
Emergency Communications Network, LLC (3)	Provider of mission critical emergency mass notification solutions	6/2024	11.8%	238.8	214.9
Excelligence Holdings Corp. (3)	Developer, manufacturer and retailer of educational products	1/2024	10.7%	146.3	146.3
FS Squared Holding Corp. (3)(4)	Provider of on-site vending and micro market solutions	3/2025	9.6%	308.0	308.0
Harvey Tool Company, LLC (3)	Manufacturer of cutting tools used in the metalworking industry	10/2027	10.2%	233.6	231.3
HGC Holdings, LLC (3)	Operator of golf facilities	6/2026	9.5%	141.4	141.4
ISQ Hawkeye Holdco, Inc. (3)(4)	Provider of commercial and industrial waste processing and disposal services	8/2029	10.6%	286.5	280.8
Manna Pro Products, LLC (3)	Manufacturer and supplier of specialty nutrition and care products for animals	12/2026	10.4%	270.3	251.4
n2y Holding, LLC (3)	Developer of cloud-based special education platform	11/2026	10.1%	193.5	191.5
NCWS Intermediate, Inc. (3)(4)	Manufacturer and supplier of car wash equipment, parts and supplies to the conveyorized car wash market	12/2026	10.4%	269.8	264.5
North Haven Falcon Buyer, LLC (3)(4)	Manufacturer of aftermarket golf cart parts and accessories	5/2027	11.2%	217.2	202.0
Pegasus Global Enterprise Holdings, LLC (3)(4)	Provider of plant maintenance and scheduling software	5/2025	10.0%	338.4	338.4
Penn Detroit Diesel Allison, LLC	Distributor of aftermarket parts to the heavy-duty truck industry	12/2027	11.4%	49.6	49.6
Precinmac (US) Holdings Inc. and Trimaster Manufacturing Inc. (3)(4)	Manufacturer of high-tolerance precision machined components and assemblies for the aerospace and defense industry	8/2027	10.4%	258.7	253.5
Pritchard Industries, LLC (3)(4)	Provider of janitorial and facilities management services	10/2027	10.5%	242.3	235.0
Qnnect, LLC (3)(4)	Manufacturer of highly engineered hermetic packaging products	11/2029	11.1%	277.3	268.9
THG Acquisition, LLC (3)	Multi-line insurance broker	12/2026	10.1%	321.2	317.9
Towne Holdings, Inc.	Parking management and hospitality services provider	8/2023	13.8%	146.9	143.9
Walnut Parent, Inc. (3)	Manufacturer of natural solution pest and animal control products	11/2027	10.2%	377.0	365.8
				$5,166.3	$4,958.1
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

Ivy Hill Asset Management, L.P.

Ivy Hill Asset Management, L.P. (“IHAM”), our wholly owned portfolio company, is an asset management services company and an SEC-registered investment adviser. As of March 31, 2023, IHAM had assets under management of approximately $13.5 billion. As of March 31, 2023, IHAM managed 22 vehicles and served as the sub-manager/sub-servicer for one other vehicle (these vehicles managed or sub-managed/sub-serviced by IHAM are referred to as the “IHAM Vehicles”). IHAM earns fee income from managing the IHAM Vehicles and has also invested in certain of these vehicles as part of its business strategy. The amortized cost of IHAM’s total investments as of March 31, 2023 and December 31, 2022 was $2,444 million and $2,370 million, respectively. For the three months ended March 31, 2023 and 2022, IHAM had management and incentive fee income of $14 million and $10 million, respectively. For the three months ended March 31, 2023 and 2022, IHAM also had other investment-related income of $61 million and $34 million, respectively, which included net realized gains or losses on investments and other transactions.

 The amortized cost and fair value of our investments in IHAM as of March 31, 2023 and December 31, 2022 were as follows:

	As of
	March 31, 2023		December 31, 2022
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated loan	$438	$438	$500	$500
Equity	1,701	1,857	1,548	1,701
Total Company’s investment in IHAM	$2,139	$2,295	$2,048	$2,201

The interest income and dividend income that we earned from IHAM for the three months ended March 31, 2023 and 2022 were as follows:

	For the Three Months Ended March 31,
(in millions)	2023	2022
Interest income	$13	$—
Dividend income	$57	$43

From time to time, IHAM or certain IHAM Vehicles may purchase investments from, or sell investments to us. For any such sales or purchases by the IHAM Vehicles to or from us, the IHAM Vehicle must obtain approval from third parties unaffiliated with us or IHAM, as applicable. During the three months ended March 31, 2023 and 2022, IHAM or certain of the IHAM Vehicles purchased $652 million and $1,176 million, respectively, of loans from us. For the three months ended March 31, 2023 and 2022, we recognized $10 million and $6 million, respectively, of net realized losses from these sales. During the three months ended March 31, 2023, we did not purchase investments from IHAM or the IHAM Vehicles. During the three months ended March 31, 2022, we purchased $27 million of investments from certain IHAM Vehicles.

The yields at amortized cost and fair value of our investments in IHAM as of March 31, 2023 and December 31, 2022 were as follows:

	As of
	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated loan	11.6%	11.6%	11.0%	11.0%
Equity(1)	13.4%	12.3%	14.2%	12.9%
_______________________________________________________________________________

(1)Represents the yield on our equity investment in IHAM, which is computed as (a) the annualized amount of the dividend received by us related to our equity investment in IHAM during the most recent quarter end, divided by (b) the amortized cost or fair value of our equity investment in IHAM, as applicable.

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

Selected Financial Information

Pursuant to Rule 4-08(g) of Regulation S-X, selected financial information of IHAM, in conformity with GAAP, as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and 2022 are presented below.

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

	As of March 31, 2023
(in millions)	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Balance Sheet Information:
Assets
Investments at fair value(2)	$2,426	$9,524	$(2,401)	$9,549
Cash and cash equivalents	9	579	—	588
Other assets	64	98	(59)	103
Total assets	$2,499	$10,201	$(2,460)	$10,240

Liabilities
Debt	$313	$7,267	$—	$7,580
Subordinated note from ARCC	438	—	—	438
Subordinated notes(3)	—	1,296	(1,014)	282
Other liabilities	10	347	(14)	343
Total liabilities	761	8,910	(1,028)	8,643
Equity
Contributed capital	1,701	—	—	1,701
Accumulated earnings	56	—	—	56
Net unrealized losses on investments and foreign currency transactions	(19)	—	—	(19)
Non-controlling interests in Consolidated IHAM Vehicles(4)	—	1,291	(1,432)	(141)
Total equity	1,738	1,291	(1,432)	1,597
Total liabilities and equity	$2,499	$10,201	$(2,460)	$10,240

	As of December 31, 2022
(in millions)	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Balance Sheet Information:
Assets
Investments at fair value(2)	$2,340	$8,973	$(2,315)	$8,998
Cash and cash equivalents	5	499	—	504
Other assets	56	94	(51)	99
Total assets	$2,401	$9,566	$(2,366)	$9,601

Liabilities
Debt	$308	$6,968	$—	$7,276
Subordinated note from ARCC	500	—	—	500
Subordinated notes(3)	—	1,374	(1,093)	281
Other liabilities	18	129	(15)	132
Total liabilities	826	8,471	(1,108)	8,189
Equity
Contributed capital	1,547	—	—	1,547
Accumulated earnings	61	—	—	61
Net unrealized losses on investments and foreign currency transactions	(33)	—	—	(33)
Non-controlling interests in Consolidated IHAM Vehicles(4)	—	1,095	(1,258)	(163)
Total equity	1,575	1,095	(1,258)	1,412
Total liabilities and equity	$2,401	$9,566	$(2,366)	$9,601
________________________________________

(1)Consolidated for GAAP purposes only.

(2)The determination of such fair value is determined in accordance with IHAM’s valuation procedures (separate and apart from our valuation process described elsewhere herein). The amortized cost of IHAM’s total investments as of March 31, 2023 and December 31, 2022 was $2,444 million and $2,370 million, respectively. The amortized cost of the total investments of IHAM on a consolidated basis as of March 31, 2023 and December 31, 2022 was $9,839 million and $9,306 million, respectively.

(3)Subordinated notes generally represent the most junior capital in certain of the Consolidated IHAM Vehicles and effectively represent equity in such vehicles.

(4)Non-controlling interests in Consolidated IHAM Vehicles includes net unrealized depreciation in the Consolidated IHAM Vehicles of $290 million and $309 million as of March 31, 2023 and December 31, 2022, respectively.

	For the Three Months Ended March 31, 2023
(in millions)	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Statement of Operations Information:
Revenues
Investment income	$71	$255	$(70)	$256
Management fees and other income	14	1	(13)	2
Total revenues	85	256	(83)	258
Expenses
Interest expense	19	129	—	148
Distributions to subordinated notes	—	32	(24)	8
Management fees and other expenses	4	18	(13)	9
Total expenses	23	179	(37)	165
Net operating income	62	77	(46)	93
Net realized losses on investments and other transactions	(10)	(17)	—	(27)
Net unrealized gains on investments and other transactions	14	22	(13)	23
Total net realized and unrealized gains (losses) on investments and other transactions	4	5	(13)	(4)
Net income	66	82	(59)	89
Less: Net income attributable to non-controlling interests in Consolidated IHAM Vehicles	—	82	(59)	23
Net income attributable to Ivy Hill Asset Management, L.P.	$66	$—	$—	$66

	For the Three Months Ended March 31, 2022
(in millions)	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Statement of Operations Information:
Revenues
Investment income	$33	$97	$(33)	$97
Management fees and other income	10	1	(9)	2
Total revenues	43	98	(42)	99
Expenses
Interest expense	1	29	—	30
Distributions to subordinated notes	—	31	(23)	8
Management fees and other expenses	4	13	(9)	8
Total expenses	5	73	(32)	46
Net operating income	38	25	(10)	53
Net realized gains on investments and other transactions	1	—	—	1
Net unrealized losses on investments and other transactions	(11)	(34)	10	(35)
Total net realized and unrealized losses on investments and other transactions	(10)	(34)	10	(34)
Net income (loss)	28	(9)	—	19
Less: Net loss attributable to non-controlling interests in Consolidated IHAM Vehicles	—	(9)	—	(9)
Net income attributable to Ivy Hill Asset Management, L.P.	$28	$—	$—	$28
________________________________________
(1)Consolidated for GAAP purposes only.

RESULTS OF OPERATIONS

For the three months ended March 31, 2023 and 2022

Operating results for the three months ended March 31, 2023 and 2022 were as follows:

	For the Three Months Ended March 31,
(in millions)	2023	2022
Total investment income	$618	$440
Total expenses	298	229
Net investment income before income taxes	320	211
Income tax expense, including excise tax	2	13
Net investment income	318	198
Net realized (losses) gains on investments, foreign currency and other transactions	(50)	58
Net unrealized gains on investments, foreign currency and other transactions	10	3
Realized loss on extinguishment of debt	—	(48)
Net increase in stockholders’ equity resulting from operations	$278	$211

Net income can vary substantially from period to period due to various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net increase in stockholders’ equity resulting from operations may not be meaningful.

Investment Income

	For the Three Months Ended March 31,
(in millions)	2023	2022
Interest income from investments	$470	$310
Capital structuring service fees	10	30
Dividend income	121	88
Other income	17	12
Total investment income	$618	$440

Interest income from investments for the three months ended March 31, 2023 increased from the comparable period in 2022 primarily as a result of the impact of rising interest rates as well as an increase in the average size of our portfolio. The average size and weighted average yield of our portfolio at amortized cost for the three months ended March 31, 2023 and 2022 were as follows:

	For the Three Months Ended March 31,
(dollar amounts in millions)	2023	2022
Average size of portfolio	$21,736	$19,559
Weighted average yield on portfolio	10.9%	8.1%

Capital structuring service fees for the three months ended March 31, 2023 decreased from the comparable period in 2022 primarily due to a decrease in new investment commitments and a decrease in the weighted average capital structuring service fee percentage during the three months ended March 31, 2023. Excluding investment commitments to IHAM, the higher weighted average capital structuring service fee percentage during the three months ended March 31, 2023 was primarily due to higher fee opportunities as compared to the comparable period in 2022. The new investment commitments and weighted average capital structuring service fee percentages for the three months ended March 31, 2023 and 2022 were as follows:

	For the Three Months Ended March 31,
(dollar amounts in millions)	2023	2022
New investment commitments	$766	$2,001
Weighted average capital structuring service fee percentages(1)	1.3%	1.5%

_______________________________________________________________________________

(1)    Excluding $283 million and $349 million of investment commitments to IHAM for the three months ended March 31, 2023 and 2022, respectively, the weighted average capital structuring service fee percentage was 2.0% and 1.8%, respectively.

Dividend income for the three months ended March 31, 2023 and 2022 were as follows:

	For the Three Months Ended March 31,
(in millions)	2023	2022
Dividend income received from IHAM	$57	$43
Recurring dividend income	55	39
Non-recurring dividend income	9	6
Total dividend income	$121	$88

Dividend income received from IHAM for the three months ended March 31, 2023 increased from the comparable period in 2022 primarily due to the continued increase in IHAM’s assets under management, which generally has been supported by our additional investments in IHAM. Recurring dividend income for the three months ended March 31, 2023 increased from the comparable period in 2022 primarily due to an increase in yielding preferred equity investments.

Operating Expenses

	For the Three Months Ended March 31,
(in millions)	2023	2022
Interest and credit facility fees	$139	$93
Base management fees	79	73
Income based fees	76	51
Capital gains incentive fees(1)	(6)	2
Administrative fees	3	4
Other general and administrative	7	6
Total expenses	$298	$229
_______________________________________________________________________________

(1)Calculated in accordance with GAAP as discussed below.

Interest and credit facility fees for the three months ended March 31, 2023 and 2022, were comprised of the following:

	For the Three Months Ended March 31,
(in millions)	2023	2022
Stated interest expense	$128	$84
Credit facility fees	5	3
Amortization of debt issuance costs	7	7
Net amortization of premium on notes payable	(1)	(1)
Total interest and credit facility fees	$139	$93

Stated interest expense for the three months ended March 31, 2023 increased from the comparable period in 2022 primarily due to the increase in the average principal amount of debt outstanding and the rising interest rates on our floating rate revolving facilities. Our weighted average stated interest rate for the three months ended March 31, 2023 increased from the comparable period in 2022 due to the higher utilization of our floating rate revolving facilities and the impact of rising interest rates. Average debt outstanding and weighted average stated interest rate on our debt outstanding for the three months ended March 31, 2023 and 2022 were as follows:

	For the Three Months Ended March 31,
(dollar amounts in millions)	2023	2022
Average debt outstanding	$11,422	$10,731
Weighted average stated interest rate on debt	4.4%	3.2%

Credit facility fees for the three months ended March 31, 2023 were higher from the comparable period in 2022 primarily due to the lower utilization of our revolving facilities as a result of the commitment increases during 2023, resulting in higher unused commitment fees.

Base management fees for the three months ended March 31, 2023 increased from the comparable period in 2022 primarily due to the increase in the average size of our portfolio for the three months ended March 31, 2023 as compared to the comparable period in 2022.

Income based fees for the three months ended March 31, 2023 increased from the comparable period in 2022 primarily due to the pre-incentive fee net investment income, as defined in the investment advisory and management agreement for the three months ended March 31, 2023 being higher than in the comparable period in 2022.

For the three months ended March 31, 2023, the reduction in the capital gains incentive fee calculated in accordance with GAAP was $6 million. For the three months ended March 31, 2022, the capital gains incentive fee calculated in accordance with GAAP was $2 million. The capital gains incentive fee accrual for the three months ended March 31, 2023 changed from the comparable period in 2022 primarily due to net losses on investments, foreign currency, other transactions and the extinguishment of debt of $40 million compared to net gains of $13 million for the three months ended March 31, 2022. The capital gains incentive fee accrued under GAAP includes an accrual related to unrealized capital appreciation, whereas the capital gains incentive fee actually payable under our investment advisory and management agreement does not. There can be no assurance that such unrealized capital appreciation will be realized in the future. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. As of March 31, 2023, there was $29 million of capital gains incentive fees accrued in accordance with GAAP. As of March 31, 2023, there was no capital gains incentive fee actually payable under our investment advisory and management agreement. See Note 3 to our consolidated financial statements for the three months ended March 31, 2023, for more information on the base management fees, income based fees and capital gains incentive fees.

Cash payment of any income based fees and capital gains incentive fees otherwise earned by our investment adviser is deferred if during the most recent four full calendar quarter period ending on or prior to the date such payment is to be made the sum of (a) the aggregate distributions to our stockholders and (b) the change in net assets (defined as total assets less indebtedness and before taking into account any income based fees and capital gains incentive fees payable during the period) is less than 7.0% of our net assets (defined as total assets less indebtedness) at the beginning of such period. These calculations will be adjusted for any share issuances or repurchases. Any income based fees and capital gains incentive fees deferred for payment are carried over for payment in subsequent calculation periods to the extent such fees are payable under the terms of the investment advisory and management agreement. Pursuant to these terms, payment of $81 million of the income based fees earned by our investment adviser for the fourth quarter of 2022 had been previously deferred. As of March 31, 2023, such deferred income based fees were payable under the terms of the investment advisory and management agreement. See Note 3 to our consolidated financial statements for the three months ended March 31, 2023, for more information on the related deferral terms.

Administrative fees represent fees paid to Ares Operations for our allocable portion of overhead and other expenses incurred by Ares Operations in performing its obligations under the administration agreement, including our allocable portion of the compensation, rent and other expenses of certain of our corporate officers and their respective staffs. See Note 3 to our consolidated financial statements for the three months ended March 31, 2023, for more information on the administrative fees.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three months ended March 31, 2023 and 2022, we recorded an expense of $9 million and $9 million, respectively, for U.S. federal excise tax.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three months ended March 31, 2023 and 2022, we recorded a net tax (benefit) expense of $(7) million and $3 million, respectively, for these subsidiaries. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.

Net Realized Gains/Losses

The net realized gains (losses) from the sales, repayments or exits of investments during the three months ended March 31, 2023 and 2022 were comprised of the following:

	For the Three Months Ended March 31,
(in millions)	2023	2022
Sales, repayments or exits of investments(1)	$1,771	$2,521
Net realized gains (losses) on investments:
Gross realized gains	$41	$81
Gross realized losses	(61)	(12)
Total net realized (losses) gains on investments	$(20)	$69
_______________________________________________________________________________

(1)Includes $0.7 billion and $1.2 billion of loans sold to IHAM and certain vehicles managed by IHAM during the three months ended March 31, 2023 and 2022, respectively. Net realized losses of $10 million and $6 million, respectively, were recorded on these transactions with IHAM during the three months ended March 31, 2023 and 2022. See Note 4 to our consolidated financial statements for the three months ended March 31, 2023 for more information on IHAM and its managed vehicles.

The net realized losses on investments during the three months ended March 31, 2023 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Cipriani USA, Inc. and Cipriani Group Holding S.A.R.L.	18
National College of Business and Technology Inc. & Leeds IV Advisors, Inc.	(50)
Other, net	12
Total	$(20)

During the three months ended March 31, 2023, we also recognized net realized losses on foreign currency and other transactions of $30 million.

The net realized gains on investments during the three months ended March 31, 2022 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Athenahealth, Inc., VVC Holding Corp., Virence Intermediate Holding Corp., and Virence Holdings LLC	$37
Navisun LLC and Navisun Holdings LLC	19
Other, net	13
Total	$69

During the three months ended March 31, 2022, we also recognized net realized losses on foreign currency transactions of $11 million.

During the three months ended March 31, 2022, we repaid in full the $388 million in aggregate principal amount of unsecured convertible notes (the “2022 Convertible Notes”) upon their maturity at a premium in accordance with the terms of the indenture governing the 2022 Convertible Notes, resulting in a realized loss on the extinguishment of debt of $48 million.

Net Unrealized Gains/Losses

We value our portfolio investments quarterly and the changes in value are recorded as unrealized gains or losses in our consolidated statement of operations. Net unrealized gains and losses on investments for the three months ended March 31, 2023 and 2022, were comprised of the following:

	For the Three Months Ended March 31,
(in millions)	2023	2022
Unrealized appreciation	$224	$169
Unrealized depreciation	(287)	(139)
Net unrealized depreciation (appreciation) reversed related to net realized gains or losses(1)	48	(40)
Total net unrealized losses on investments	$(15)	$(10)
_______________________________________________________________________________

(1)The net unrealized depreciation reversed related to net realized gains or losses represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior period.

For the three months ended March 31, 2023, the net unrealized losses recorded on investments were largely due to declining prices in the credit and equity markets as market participants expected a higher return on similar investments as a result of the higher rate environment.

The changes in net unrealized appreciation and depreciation on investments during the three months ended March 31, 2023 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Heelstone Renewable Energy, LLC and Heelstone Renewable Energy Investors, LLC	$11
Production Resource Group, L.L.C. and PRG III, LLC	11
SHO Holding I Corporation	(12)
Neptune Bidco US Inc. and Elliott Metron Co-Investor Aggregator L.P.	(15)
Senior Direct Lending Program, LLC	(26)
ADG, LLC and RC IV GEDC Investor LLC	(55)
Other, net	23
Total	$(63)

During the three months ended March 31, 2023, we also recognized net unrealized gains on foreign currency and other transactions of $25 million.

The changes in net unrealized appreciation and depreciation on investments during the three months ended March 31, 2022 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation	$13
PhyMED Management LLC	(38)
Other, net	55
Total	$30

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

In accordance with the Investment Company Act, we are allowed to borrow amounts such that our asset coverage, calculated pursuant to the Investment Company Act, is at least 150% after such borrowings (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). As of March 31, 2023, we had $359 million in cash and cash equivalents and $11.2 billion in total aggregate principal amount of debt outstanding ($11.2 billion at carrying value) and our asset coverage was 189%. Subject to borrowing base and other restrictions, we had approximately $4.4 billion available for additional borrowings under the Facilities as of March 31, 2023.

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
Equity Capital Activities

As of March 31, 2023 and December 31, 2022, our total equity market capitalization was $9.9 billion and $9.6 billion, respectively.

We may from time to time issue and sell shares of our common stock through public or “at the market” offerings. In connection with the issuance of our common stock, we issued and sold the following shares of common stock during the three months ended March 31, 2023:

(in millions, except per share amount) Issuances of Common Stock	Number of Shares Issued	Gross Proceeds	Underwriting Fees/Offering Expenses	Net Proceeds	Average Offering Price Per Share(1)
Public offerings	12.1	$236.8	$13.4	$223.4	$19.61	(2)
“At the market” offerings	13.2	257.3	3.7	253.6	$19.48
Total	25.3	$494.1	$17.1	$477.0
________________________________________

(1)    Represents the gross offering price per share before deducting underwriting discounts and commissions and offering expenses.

(2)    12.1 million of the shares were sold to the underwriters for a price of $18.53 per share which the underwriters were then permitted to sell at variable prices to the public.

“At the Market” Offerings

We are a party to equity distribution agreements with several banks (the “Equity Distribution Agreements”). The Equity Distribution Agreements provide that we may from time to time issue and sell, by means of “at the market” offerings, up to $500 million shares of our common stock. Subject to the terms and conditions of the Equity Distribution Agreements, sales of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Under the currently effective Equity Distribution Agreements, common stock with an aggregate offering amount of $137 million remained available for issuance as of March 31, 2023.

Stock Repurchase Program

We are authorized under our stock repurchase program to purchase up to $500 million in the aggregate of our outstanding common stock in the open market at certain thresholds below our net asset value per share, in accordance with the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any share repurchases will be determined by us, in our sole discretion, based upon an evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The stock repurchase program does not require us to repurchase any specific number of shares of common stock or any shares of common stock at all. Consequently, we cannot assure stockholders that any specific number of shares of common stock, if any, will be repurchased under the stock repurchase program. As of March 31, 2023, the expiration date of the stock repurchase program is February 15, 2024. The program may be suspended, extended, modified or discontinued at any time. As of March 31, 2023, there was $500 million available for additional repurchases under the program. See “Recent Developments,” as well as Note 14 to our consolidated financial statements for the three months ended March 31, 2023 for a subsequent event relating to our stock repurchase program.

During the three months ended March 31, 2023 and 2022, we did not repurchase any shares of our common stock in the open market under the stock repurchase program.

Price Range of Common Stock

The following table sets forth, for the first quarter of the year ending December 31, 2023 and each fiscal quarter for the fiscal years ended December 31, 2022 and 2021, the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock, the closing sales price as a premium (discount) to net asset value and the dividends or distributions declared by us. On April 19, 2023, the last reported closing sales price of our common stock on the NASDAQ Global Select Market was $18.40 per share, which represented a discount of approximately 0.27% to the net asset value per share reported by us as of March 31, 2023.

	Net Asset Value(1)	Price Range		High Sales Price Premium (Discount) to Net Asset Value(2)	Low Sales Price Premium (Discount) to Net Asset Value(2)	Cash Dividend Per Share(3)
		High	Low
Year ended December 31, 2021
First Quarter	$17.45	$19.23	$16.51	10.20%	(5.39)%	$0.40
Second Quarter	$18.16	$19.97	$18.29	9.97%	0.72%	$0.40
Third Quarter	$18.52	$20.43	$19.52	10.31%	5.40%	$0.41
Fourth Quarter	$18.96	$21.70	$19.66	14.45%	3.69%	$0.41
Year ended December 31, 2022
First Quarter	$19.03	$22.58	$19.70	18.65%	3.52%	$0.54	(4)
Second Quarter	$18.81	$22.44	$17.12	19.30%	(8.98)%	$0.42
Third Quarter	$18.56	$20.70	$16.84	11.53%	(9.27)%	$0.43
Fourth Quarter	$18.40	$19.76	$17.30	7.39%	(5.98)%	$0.48
Year ending December 31, 2023
First Quarter	$18.45	$20.04	$17.19	8.62%	(6.83)%	$0.48
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

Debt Capital Activities

Our debt obligations consisted of the following as of March 31, 2023 and December 31, 2022:

	As of
	March 31, 2023					December 31, 2022
(in millions)	Total Aggregate Principal Amount Available/ Outstanding(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Available/ Outstanding(1)		Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$4,843	(2)	$1,872	$1,872		$4,843	(2)	$2,246	$2,246
Revolving Funding Facility	1,775		850	850		1,775		800	800
SMBC Funding Facility	800	(3)	401	401		800	(3)	451	451
BNP Funding Facility	500		320	320		300		245	245
2024 Convertible Notes	403		403	400	(4)	403		403	399	(4)
2023 Notes	—		—	—		750		750	750	(4)
2024 Notes	900		900	899	(4)	900		900	898	(4)
March 2025 Notes	600		600	598	(4)	600		600	597	(4)
July 2025 Notes	1,250		1,250	1,257	(4)	1,250		1,250	1,258	(4)
January 2026 Notes	1,150		1,150	1,145	(4)	1,150		1,150	1,144	(4)
July 2026 Notes	1,000		1,000	991	(4)	1,000		1,000	991	(4)
2027 Notes	500		500	494	(4)	500		500	494	(4)
2028 Notes	1,250		1,250	1,247	(4)	1,250		1,250	1,247	(4)
2031 Notes	700		700	690	(4)	700		700	690	(4)
Total	$15,671		$11,196	$11,164		$16,221		$12,245	$12,210
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

(4)Represents the aggregate principal amount outstanding, less unamortized debt issuance costs and the net unaccreted/amortized discount or premium recorded upon issuance. In February 2023, we repaid in full the 2023 Notes (as defined below) upon their maturity.

 The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all our debt outstanding as of March 31, 2023 were 4.4% and 3.5 years, respectively, and as of December 31, 2022 were 4.2% and 3.6 years, respectively.

The ratio of total principal amount of debt outstanding to stockholders’ equity as of March 31, 2023 was 1.12:1.00 compared to 1.29:1.00 as of December 31, 2022.

Revolving Credit Facility

We are party to a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), that allows us to borrow up to $4.8 billion at any one time outstanding. The Revolving Credit Facility consists of a $1.1 billion term loan tranche and a $3.7 billion revolving tranche. For $1.0 billion of the term loan tranche, the stated maturity date is March 31, 2027. For $28 million of the term loan tranche, the stated maturity date is March 31, 2026. For the remaining $50 million of the term loan tranche, the stated maturity date is March 30, 2025. For $3.5 billion of the revolving tranche, the end of the revolving period and the stated maturity date are March 31, 2026 and March 31, 2027, respectively. For $107 million of the revolving tranche, the end of the revolving period and the stated maturity date are March 31, 2025 and March 31, 2026, respectively. For the remaining $150 million of the revolving tranche, the end of the revolving period and the stated maturity date are March 30, 2024 and March 30, 2025, respectively. The Revolving Credit Facility also provides for a feature that allows us, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of $7.3 billion. The interest rate charged on the Revolving Credit Facility is based on Secured Overnight Financing Rate (“SOFR”) (or an alternative rate of interest for certain loans, commitments and/or other extensions of credit denominated in Sterling, Canadian Dollars, Euros and certain other foreign currencies) plus a credit spread adjustment of 0.10% and an applicable spread of either 1.75% or 1.875% or an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility) plus a credit spread adjustment of 0.10% and an applicable spread of either 0.75% or 0.875%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving exposure and term loans outstanding under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of March 31, 2023, the applicable spread in effect was 1.75%. We are also required to pay a letter of credit fee of either 2.00% or 2.125% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. Additionally, we are required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. As of March 31, 2023, there was $1.9 billion outstanding under the Revolving Credit Facility and we were in compliance in all material respects with the terms of the Revolving Credit Facility. See “Recent Developments,” as well as Note 14 to our consolidated financial statements for the three months ended March 31, 2023 for a subsequent event relating to the Revolving Credit Facility.

Revolving Funding Facility

We and our consolidated subsidiary, Ares Capital CP Funding LLC (“Ares Capital CP”), are party to a revolving funding facility (as amended, the “Revolving Funding Facility”), that allows Ares Capital CP to borrow up to $1.8 billion at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility are December 29, 2024 and December 29, 2026, respectively. The interest rate charged on the Revolving Funding Facility is based on SOFR plus a credit spread adjustment of 0.10% or a “base rate” (as defined in the agreements governing the Revolving Funding Facility) plus an applicable spread of 1.90% per annum. Ares Capital CP is also required to pay a commitment fee of between 0.50% and 1.25% per annum depending on the size of the unused portion of the Revolving Funding Facility. As of March 31, 2023, there was $850 million outstanding under the Revolving Funding Facility and we and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

SMBC Funding Facility

We and our consolidated subsidiary, Ares Capital JB Funding LLC (“ACJB”), are party to a revolving funding facility (as amended, the “SMBC Funding Facility”), with ACJB, as the borrower, and Sumitomo Mitsui Banking Corporation, as the administrative agent and collateral agent, that allows ACJB to borrow up to $800 million at any one time outstanding. The SMBC Funding Facility also provides for a feature that allows ACJB, subject to receiving certain consents, to increase the overall size of the SMBC Funding Facility to $1.0 billion. The SMBC Funding Facility is secured by all of the assets held by ACJB. The end of the reinvestment period and the stated maturity date for the SMBC Funding Facility are May 28, 2024 and May 28, 2026, respectively. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement. The interest rate charged on the SMBC Funding Facility is based on an applicable spread of either 1.75% or 2.00% over LIBOR or 0.75% or 1.00% over a “base rate” (as defined in the agreements governing the SMBC Funding Facility), in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. As of March 31, 2023, the applicable spread in effect was 1.75%. ACJB is also required to pay a commitment fee of between 0.50% and 1.00% per annum depending on the size of the unused portion of the SMBC Funding Facility. As of March 31, 2023, there was $401 million outstanding under the SMBC Funding Facility and we and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

BNP Funding Facility

We and our consolidated subsidiary, ARCC FB Funding LLC (“AFB”), are party to a revolving funding facility (as amended, the “BNP Funding Facility”) with AFB, as the borrower, and BNP Paribas, as the administrative agent and lender, that allows AFB to borrow up to $500 million at any one time outstanding. The BNP Funding Facility is secured by all of the assets held by AFB. The end of the reinvestment period and the stated maturity date for the BNP Funding Facility are June 11, 2023 and June 11, 2025, respectively. The reinvestment period and the stated maturity date are both subject to a one-year extension by mutual agreement. As of March 31, 2023, the interest rate charged on the BNP Funding Facility was based on three month LIBOR, or a “base rate” (as defined in the agreements governing the BNP Funding Facility) plus a margin of (i) 1.80% during the reinvestment period and (ii) 2.30% following the reinvestment period. Beginning on December 11, 2020, AFB is required to pay a commitment fee of between 0.00% and 1.25% per annum depending on the size of the unused portion of the BNP Funding Facility. As of March 31, 2023, there was $320 million outstanding under the BNP Funding Facility and we and AFB were in compliance in all material respects with the terms of the BNP Funding Facility. See “Recent Developments,” as well as Note 14 to our consolidated financial statements for the three months ended March 31, 2023 for a subsequent event relating to the BNP Funding Facility.

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

In certain circumstances, assuming the conversion date below has not already passed, the 2024 Convertible Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at the conversion rate (listed below as of March 31, 2023) subject to customary anti-dilution adjustments and the requirements of the indenture (the “2024 Convertible Notes Indenture”). Prior to the close of business on the business day immediately preceding the conversion date (listed below), holders may convert their 2024 Convertible Notes only under certain circumstances set forth in the 2024 Convertible Notes Indenture. On or after the conversion date until the close of business on the second scheduled trading day immediately preceding the maturity date for the 2024 Convertible Notes, holders may convert their 2024 Convertible Notes at any time. In addition, if we engage in certain corporate events as described in the 2024 Convertible Notes Indenture, holders of the 2024 Convertible Notes may require us to repurchase for cash all or part of the 2024 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2024 Convertible Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

Certain key terms related to the convertible features for the 2024 Convertible Notes as of March 31, 2023 are listed below.

2024 Convertible Notes
Conversion premium	15.0%
Closing stock price at issuance	$17.29
Closing stock price date	March 5, 2019
Conversion price(1)	$19.62
Conversion rate (shares per one thousand dollar principal amount)(1)	50.9784
Conversion date	December 1, 2023
________________________________________

(1)Represents conversion price and conversion rate, as applicable, as of March 31, 2023, taking into account any applicable de minimis adjustments that will be made on the conversion date.

Unsecured Notes

We issued certain unsecured notes (each issuance of which is referred to herein using the “defined term” set forth under the “Unsecured Notes” column of the table below and collectively referred to as the “Unsecured Notes”), that pay interest semi-annually and all principal amounts are due upon maturity. Each of the Unsecured Notes may be redeemed in whole or in part at any time at our option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indentures governing each of the Unsecured Notes, plus any accrued and unpaid interest. Certain key terms related to the features for the Unsecured Notes as of March 31, 2023 are listed below.

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

In February 2023, the $750 million in aggregate principal amount of unsecured notes that matured on February 10, 2023 (the “2023 Notes”) were redeemed at par plus accrued and unpaid interest for a total redemption price of approximately $763 million. The 2023 Notes bore interest at a rate of 3.500% per annum, payable semi-annually.

See Note 5 to our consolidated financial statements for the three months ended March 31, 2023 for more information on our debt obligations.

As of March 31, 2023, we were in compliance in all material respects with the terms of the 2024 Convertible Notes Indenture and the indentures governing the Unsecured Notes.

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

RECENT DEVELOPMENTS

In April 2023, we amended our Revolving Credit Facility. The amendment, among other things, (a) extended the expiration of the revolving period for lenders electing to extend their revolving commitments in an amount equal to approximately $2.9 billion from March 31, 2026 to April 19, 2027, during which period we, subject to certain conditions, may make borrowings under the Revolving Credit Facility, (b) extended the stated maturity date for lenders electing to extend their revolving commitments in an amount equal to approximately $2.9 billion from March 31, 2027 to April 19, 2028 and (c) extended the stated maturity date for $908 million of the lenders electing to extend their term loan commitments from March 31, 2027 to April 19, 2028. Lenders who elected not to extend their revolving commitments in an amount equal to approximately $150 million, $107 million and $494 million will remain subject to a revolving period expiration of March 30, 2024, March 31, 2025 and March 31, 2026, respectively, and stated maturity dates of March 30, 2025, March 31, 2026 and March 31, 2027, respectively. Lenders who elected not to extend their term loan commitments in an amount equal to $50 million, $28 million and $116 million will remain subject to maturity dates of March 30, 2025, March 31, 2026 and March 31, 2027, respectively.

In April 2023, we and our consolidated subsidiary, AFB, entered into an amendment to the BNP Funding Facility. The amendment among other things, (a) increased the commitments under the BNP Funding Facility from $500 million to $790 million, (b) extended the end of the reinvestment period and the stated maturity date from June 11, 2023 and June 11, 2025 to April 20, 2026 and April 20, 2028, respectively and (c) adjusted the interest rate charged on the BNP Funding Facility from an applicable SOFR or a "base rate" (as defined in the BNP Funding Facility) plus a margin of (i) 2.30% during the reinvestment period and (ii) 2.80% following the reinvestment period to an applicable SOFR or a "base rate" plus a margin of (i) 2.80% during the reinvestment period and (ii) 3.30% following the reinvestment period.

In April 2023, our board of directors authorized an amendment to our stock repurchase program to increase the total authorization from $500 million to $1.0 billion. Under the stock repurchase program, we may repurchase up to $1.0 billion in the aggregate of our outstanding common stock in the open market at a price per share that meets certain thresholds below our net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors.

From April 1, 2023 through April 19, 2023, we made new investment commitments of approximately $369 million, of which $311 million were funded. Of these new investment commitments, 66% were in first lien senior secured loans and 34% were in second lien senior secured loans. Of the approximately $369 million of new investment commitments, 67% were floating rate and 33% were fixed rate. The weighted average yield of debt and other income producing securities funded during the period at amortized cost was 11.4% and the weighted average yield on total investments funded during the period at amortized cost was 11.3%. We may seek to sell all or a portion of these new investment commitments, although there can be no assurance that we will be able to do so.

From April 1, 2023 through April 19, 2023, we exited approximately $397 million of investment commitments, including $4 million of loans sold to IHAM or certain vehicles managed by IHAM. Of the total investment commitments exited, 78% were first lien senior secured loans, 21% were second lien senior secured loans and 1% were senior subordinated loans. Of the approximately $397 million of exited investment commitments, 99% were floating rate and 1% were fixed rate. The weighted average yield of debt and other income producing securities exited or repaid during the period at amortized cost was 10.8% and the weighted average yield on total investments exited or repaid during the period at amortized cost was 10.8%. Of the approximately $397 million of investment commitments exited from April 1, 2023 through April 19, 2023, we recognized total net realized losses of approximately $1 million, with no realized gains or losses recognized from the sale of loans to IHAM or certain vehicles managed by IHAM.

In addition, as of April 19, 2023, we had an investment backlog and pipeline of approximately $310 million and $190 million, respectively. Investment backlog includes transactions approved by our investment adviser’s investment committee and/or for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore we believe are likely to close. Investment pipeline includes transactions where due diligence and analysis are in process, but no formal mandate, letter of intent or signed commitment have been issued. The consummation of any of the investments in this backlog and pipeline depends upon, among other things, one or more of the following: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. In addition, we may sell all or a portion of these investments and certain of these investments may result in the repayment of existing investments. We cannot assure you that we will make any of these investments or that we will sell all or any portion of these investments.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. The critical accounting estimates should be read in conjunction with our risk factors as disclosed in “Item 1A. Risk Factors.” See Note 2 to our consolidated financial statements for the three months ended March 31, 2023 for more information on our critical accounting policies.

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

Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, our investment adviser, as the valuation designee, looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available (i.e., substantially all of our investments) are valued at fair value as determined in good faith by our investment adviser, as the valuation designee, subject to the oversight of our board of directors, based on, among other things, the input of independent third‑party valuation firms that have been engaged to support the valuation of such portfolio investments at least once during a trailing 12‑month period (with certain de minimis exceptions) and under a valuation policy and a consistently applied valuation process. The valuation process is conducted at the end of each fiscal quarter by our investment adviser, and a portion of our investment portfolio at fair value is subject to review by an independent third-party valuation firm each quarter. In addition, our independent registered public accounting firm obtains an understanding of, and performs select procedures relating to, our valuation process within the context of performing our integrated audit.

As part of the valuation process, our investment adviser may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, changes in the interest rate environment and the credit markets, which may affect the price at which similar investments would trade in their principal markets and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent sale occurs, our investment adviser considers the pricing indicated by the external event to corroborate the valuation.

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

Fair Value of Financial Instruments

We follow ASC 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASC 825-10”), which provides companies the option to report selected financial assets and liabilities at fair value. ASC 825-10 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and a better understanding of the effect of our choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. We have not elected the ASC 825-10 option to report selected financial assets and liabilities at fair value. With the exception of the line items entitled “other assets” and “debt,” which are reported at amortized cost, the carrying value of all other assets and liabilities approximate fair value.

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

Our portfolio investments (other than as described below in the following paragraph) are typically valued using two different valuation techniques. The first valuation technique is an analysis of the enterprise value (“EV”) of the portfolio company. Enterprise value means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The primary method for determining EV uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s EBITDA (generally defined as net income before net interest expense, income tax expense, depreciation and amortization). EBITDA multiples are typically determined based upon review of market comparable transactions and publicly traded comparable companies, if any. Our investment adviser may also employ other valuation multiples to determine EV, such as revenues or, in the case of certain portfolio companies in the power generation industry, kilowatt capacity. The second method for determining EV uses a discounted cash flow analysis whereby future expected cash flows of the portfolio company are discounted to determine a present value using estimated discount rates (typically a weighted average cost of capital based on costs of debt and equity consistent with current market conditions). The EV analysis is performed to determine the value of equity investments, the value of debt investments in portfolio companies where we have control or could gain control through an option or warrant security, and to determine if there is credit impairment for debt investments. If debt investments are credit impaired, an EV analysis may be used to value such debt investments; however, in addition to the methods outlined above, other methods such as a liquidation or wind-down analysis may be utilized to estimate enterprise value. The second valuation technique is a yield analysis, which is typically performed for non-credit impaired debt investments in portfolio companies where we do not own a controlling equity position. To determine fair value using a yield analysis, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk. In the yield analysis, our investment adviser considers the current contractual interest rate, the maturity and other terms of the investment relative to the risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the enterprise value of the portfolio company. As debt investments held by us are substantially illiquid with no active transaction market, our investment adviser, as the valuation designee, depends on primary market data, including newly funded transactions, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.

For other portfolio investments such as investments in the SDLP Certificates and IHAM, discounted cash flow analysis is the primary technique utilized to determine fair value. Expected future cash flows associated with the investment are discounted to determine a present value using a discount rate that reflects estimated market return requirements.

See Note 8 to our consolidated financial statements for the three months ended March 31, 2023 for more information on our valuation process.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the rising interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling, the war in Ukraine and Russia and the failure of major financial institutions introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below. For additional information concerning these risks and their potential impact on our business and our operating results, see “Risk Factors—General Risk Factors—Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations”, “Risk Factors—Risks Relating to Our Investments—Economic recessions or downturns could impair our portfolio companies and harm our operating results” and “Risk Factors—Risks Relating to Our Business—Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 7, 2023.

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, substantially all of our portfolio investments are valued at fair value as determined in good faith by our investment adviser, as the valuation designee, subject to the oversight of our board of directors based on, among other things, the input of the independent third-party valuation firms that have been engaged to support the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12-month period (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” as well as Notes 2 and 8 to our consolidated financial statements for the three months ended March 31, 2023 for more information relating to our investment valuation.

Interest Rate Risk

Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. See “Risk Factors—Risks Relating to Our Business—We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 7, 2023.

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

As of March 31, 2023, 69% of the investments at fair value in our portfolio bore interest and dividends at variable rates (including our investment in the SDLP Certificates which accounted for 6% of our total investments at fair value), 11% bore interest at fixed rates, 10% were non-income producing, 1% were on non-accrual status and 9% was our equity investment in IHAM which generally pays a quarterly dividend. Additionally, excluding our investment in the SDLP Certificates, 94% of the remaining variable rate investments at fair value contained interest rate floors. The Revolving Credit Facility, the Revolving Funding Facility, the SMBC Funding Facility and the BNP Funding Facility bear interest at variable rates with no interest rate floors. The Unsecured Notes and the 2024 Convertible Notes bear interest at fixed rates.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our March 31, 2023 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest and Dividend Income	Interest Expense	Net Income(1)
Up 300 basis points	$463	$103	$360
Up 200 basis points	$313	$69	$244
Up 100 basis points	$163	$34	$129
Down 100 basis points	$(133)	$(34)	$(99)
Down 200 basis points	$(278)	$(69)	$(209)
Down 300 basis points	$(415)	$(103)	$(312)
________________________________________

(1)Excludes the impact of income based fees. See Note 3 to our consolidated financial statements for the three months ended March 31, 2023 for more information on the income based fees.

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
_______________________________________________________________________________

(1)Excludes the impact of income based fees. See Note 3 to our consolidated financial statements for the three months ended March 31, 2023 for more information on the income based fees.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.     Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors described below and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and those set forth under the caption “Risk Factors” in our Form N-2, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and in the Form N-2 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Our business is dependent on bank relationships and recent strain on the banking system may adversely impact us.

The financial markets recently have encountered volatility associated with concerns about the balance sheets of banks, especially small and regional banks who may have significant losses associated with investments that make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government has announced measures to assist these banks and protect depositors, some banks have already been impacted and others may be materially and adversely impacted. Our business is dependent on bank relationships and we are proactively monitoring the financial health of such bank relationships. Continued strain on the banking system may adversely impact our business, financial condition and results of operations.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Dividend Reinvestment Plan

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.

During the quarter ended March 31, 2023, as part of our dividend reinvestment plan for our common stockholders, we did not purchase shares of our common stock in the open market in order to satisfy the reinvestment portion of our dividends.

Stock Repurchase Program

In February 2023, our board of directors authorized an amendment to our existing stock repurchase program to (a) extend the expiration date of the program from February 15, 2023 to February 15, 2024 and (b) increase the amount of the stock repurchase program to a full $500 million. Under the program, we may repurchase up to $500 million in the aggregate of our outstanding common stock in the open market at certain thresholds below our net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any share repurchases will be determined by us, in our sole discretion, based upon an evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The stock repurchase program will be in effect through February 15, 2024, unless extended or until the approved dollar amount has been used to repurchase shares. The stock repurchase program does not require us to repurchase any specific number of shares of common stock or any shares of common stock at all. Consequently, we cannot assure stockholders that any specific number of shares of common stock, if any, will be repurchased under the stock repurchase program. The program may be suspended, extended, modified or discontinued at any time. See “Recent Developments,” as well as Note 14 to our consolidated financial statements for the three months ended March 31, 2023 for a subsequent event relating to our stock repurchase program.

During the quarter ended March 31, 2023, there were no repurchases of our common stock under our stock repurchase program. As of March 31, 2023, the approximate dollar value of shares that may yet be purchased under the program was $500 million.

Item 3.     Defaults Upon Senior Securities.

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Effective as of April 19, 2023, the Company amended its Revolving Credit Facility. The amendment, among other things, (a) extended the expiration of the revolving period for lenders electing to extend their revolving commitments in an amount equal to approximately $2.9 billion from March 31, 2026 to April 19, 2027, during which period the Company, subject to certain conditions, may make borrowings under the Revolving Credit Facility, (b) extended the stated maturity date for lenders electing to extend their revolving commitments in an amount equal to approximately $2.9 billion from March 31, 2027 to April 19, 2028 and (c) extended the stated maturity date for $908 million of the lenders electing to extend their term loan commitments from March 31, 2027 to April 19, 2028. Lenders who elected not to extend their revolving commitments in an amount equal to approximately $150 million, $107 million and $494 million will remain subject to a revolving period expiration of March 30, 2024, March 31, 2025 and March 31, 2026, respectively, and stated maturity dates of March 30, 2025, March 31, 2026 and March 31, 2027, respectively. Lenders who elected not to extend their term loan commitments in an amount equal to $50 million, $28 million and $116 million will remain subject to maturity dates of March 30, 2025, March 31, 2026 and March 31, 2027, respectively.

A copy of the Revolving Credit Facility, as amended, is filed as Exhibit 10.1 to this report and incorporated herein by reference.

Effective as of April 20, 2023, the Company and its consolidated subsidiary, AFB, entered into an amendment to the BNP Funding Facility. The amendment among other things, (a) increased the commitments under the BNP Funding Facility from $500 million to $790 million, (b) extended the end of the reinvestment period and the stated maturity date from June 11, 2023 and June 11, 2025 to April 20, 2026 and April 20, 2028, respectively and (c) adjusted the interest rate charged on the BNP Funding Facility from an applicable SOFR or a "base rate" (as defined in the BNP Funding Facility) plus a margin of (i) 2.30% during the reinvestment period and (ii) 2.80% following the reinvestment period to an applicable SOFR or a "base rate" plus a margin of (i) 2.80% during the reinvestment period and (ii) 3.30% following the reinvestment period.

A copy of the BNP Funding Facility, as amended, is filed as Exhibit 10.3 to this report and incorporated herein by reference.

Effective as of April 24, 2023, the Company amended its charter to increase the number of shares of common stock it is authorized to issue from 700,000,000 to 1,000,000,000. The Company effected the increase by filing Articles of Amendment (the "Amendment") with the State Department of Assessments and Taxation of Maryland.

A copy of our Articles of Amendment and Restatement, as further amended by the Amendment, is filed as Exhibit 3.1 to this report and incorporated herein by reference.

Item 6.     Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Amendment and Restatement, as amended*
3.2	Third Amended and Restated Bylaws, as amended(1)
10.1
Fourteenth Amended and Restated Senior Secured Revolving Credit Agreement, dated as of April 19, 2023, among Ares Capital Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent*

10.2	Fourth Amendment to the Revolving Credit and Security Agreement, dated as of January 9, 2023, among ARCC FB Funding LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, Ares Capital Corporation, as equityholder and servicer, and U.S. Bank National Association, as collateral agent(2)
10.3	Fifth Amendment to the Revolving Credit and Security Agreement, dated as of April 20, 2023, among ARCC FB Funding LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, Ares Capital Corporation, as equityholder and servicer, and U.S. Bank National Association, as collateral agent*
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
(2)Incorporated by reference to Exhibit 10.38 to the Company's Form 10-K (File No. 814-00663) for the year ended December 31, 2022, filed on February 7, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES CAPITAL CORPORATION

Date: April 25, 2023	By	/s/ R. KIPP DEVEER
R. Kipp deVeer Chief Executive Officer

Date: April 25, 2023	By	/s/ PENNI F. ROLL
Penni F. Roll Chief Financial Officer

Date: April 25, 2023	By	/s/ SCOTT C. LEM
Scott C. Lem Chief Accounting Officer, Vice President and Treasurer