Form 10-Q
period 2023-09-30
ARES CAPITAL CORP
filed 2023-10-24
CIK 1287750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2023
Common stock, $0.001 par value	569,436,640

ARES CAPITAL CORPORATION

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions, except per share data)

	As of
	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliate company investments	$17,372	$17,296
Non-controlled affiliate company investments	421	364
Controlled affiliate company investments	4,136	4,120
Total investments at fair value (amortized cost of $21,864 and $22,043, respectively)	21,929	21,780
Cash and cash equivalents	527	303
Restricted cash	78	34
Interest receivable	215	176
Receivable for open trades	44	4
Other assets	114	81
Operating lease right-of-use asset	13	20
Total assets	$22,920	$22,398
LIABILITIES
Debt	$11,517	$12,210
Base management fees payable	81	79
Income based fees payable	83	81
Capital gains incentive fees payable	75	35
Interest and facility fees payable	85	105
Payable to participants	77	34
Payable for open trades	1	22
Accounts payable and other liabilities	132	167
Secured borrowings	34	79
Operating lease liabilities	20	31
Total liabilities	12,105	12,843
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share, 1,000 and 700 common shares authorized, respectively; 569 and 519 common shares issued and outstanding, respectively	1	1
Capital in excess of par value	10,505	9,556
Accumulated undistributed (overdistributed) earnings	309	(2)
Total stockholders’ equity	10,815	9,555
Total liabilities and stockholders’ equity	$22,920	$22,398
NET ASSETS PER SHARE	$18.99	$18.40

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest income (excluding payment-in-kind (“PIK”) interest income)	$401	$300	$1,144	$786
PIK interest income	32	28	104	84
Capital structuring service fees	20	26	46	81
Dividend income	64	52	178	140
Other income	11	11	40	29
Total investment income from non-controlled/non-affiliate company investments	528	417	1,512	1,120
From non-controlled affiliate company investments:
Interest income (excluding PIK interest income)	3	2	9	5
PIK interest income	1	2	3	4
Dividend income	1	—	7	1
Total investment income from non-controlled affiliate company investments	5	4	19	10
From controlled affiliate company investments:
Interest income (excluding PIK interest income)	53	49	169	126
PIK interest income	5	4	12	9
Capital structuring service fees	—	6	5	13
Dividend income	63	55	187	173
Other income	1	2	3	5
Total investment income from controlled affiliate company investments	122	116	376	326
Total investment income	655	537	1,907	1,456
EXPENSES:
Interest and credit facility fees	145	120	425	314
Base management fees	81	78	239	226
Income based fees	83	63	238	171
Capital gains incentive fees	42	(37)	40	(64)
Administrative and other fees	4	3	10	9
Other general and administrative	8	8	23	20
Total expenses	363	235	975	676
NET INVESTMENT INCOME BEFORE INCOME TAXES	292	302	932	780
Income tax expense, including excise tax	3	14	11	37
NET INVESTMENT INCOME	289	288	921	743
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS, FOREIGN CURRENCY AND OTHER TRANSACTIONS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	(72)	(51)	(160)	(2)
Non-controlled affiliate company investments	—	29	—	6
Controlled affiliate company investments	—	—	—	19
Foreign currency and other transactions	(4)	22	(47)	32
Net realized (losses) gains	(76)	—	(207)	55
Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	255	(225)	324	(426)
Non-controlled affiliate company investments	5	30	19	62
Controlled affiliate company investments	—	(18)	(1)	(10)
Foreign currency and other transactions	27	29	53	50
Net unrealized gains (losses)	287	(184)	395	(324)
Net realized and unrealized gains (losses) on investments, foreign currency and other transactions	211	(184)	188	(269)
REALIZED LOSS ON EXTINGUISHMENT OF DEBT	—	—	—	(48)
NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$500	$104	$1,109	$426
NET INCOME PER COMMON SHARE (see Note 10)
Basic	$0.89	$0.21	$2.03	$0.86
Diluted	$0.87	$0.21	$1.98	$0.86
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING (see Note 10)
Basic	562	503	548	492
Diluted	582	523	568	512
See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Software and Services
2U, Inc.	Provider of course design and learning management system to educational institutions	First lien senior secured loan	11.95%	SOFR (Q)	6.50%	01/2023	12/2026		$4.7	$4.4	$4.3	(2)(6)(11)
Activate Holdings (US) Corp. (15)	Provider of software services that support the management and security of computing devices, applications, data, and networks	First lien senior secured loan	12.14%	SOFR (Q)	6.75%	07/2023	07/2030		43.1	43.1	42.6	(2)(6)(11)
AffiniPay Midco, LLC and AffiniPay Intermediate Holdings, LLC (15)	Payment processing solution provider	First lien senior secured loan	10.20%	SOFR (Q)	5.50%	02/2020	06/2028		62.9	62.9	62.9	(2)(11)
		First lien senior secured loan	10.39%	SOFR (A)	5.50%	06/2022	06/2028		119.7	117.8	119.7	(2)(11)
		Senior subordinated loan	14.70% PIK	SOFR (A)	10.00%	02/2020	06/2030		63.3	63.3	63.3	(2)(11)
										244.0	245.9
Anaplan, Inc. (15)	Provider of cloud-based connected planning platforms for business analytics	First lien senior secured loan	11.82%	SOFR (M)	6.50%	06/2022	06/2029		1.8	1.8	1.8	(2)(11)
Anaqua Parent Holdings, Inc. & Astorg VII Co-Invest Anaqua (15)	Provider of intellectual property management lifecycle software	First lien senior secured loan	8.90%	Euribor (S)	5.50%	04/2019	04/2026		4.3	4.6	4.3	(2)
		First lien senior secured loan	10.86%	SOFR (S)	5.25%	06/2021	04/2026		2.3	2.3	2.3	(2)(11)
		First lien senior secured loan	10.60%	LIBOR (S)	5.25%	06/2021	04/2026		0.1	0.1	0.1	(2)(11)
		Limited partnership units				06/2019		4,400,000		4.2	8.9	(2)(6)
										11.2	15.6
APG Intermediate Holdings Corporation and APG Holdings, LLC (4)(15)	Aircraft performance software provider	First lien senior secured loan	10.84%	SOFR (Q)	5.25%	01/2020	01/2025		12.9	12.9	12.9	(2)(11)
		First lien senior secured loan	10.68%	LIBOR (Q)	5.25%	01/2020	01/2025		0.3	0.3	0.3	(2)(11)
		Class A membership units				01/2020		9,750,000		9.8	11.7	(2)
										23.0	24.9
Appriss Health, LLC and Appriss Health Intermediate Holdings, Inc.	Software platform for identification, prevention and management of substance use disorder	First lien senior secured loan	12.23%	SOFR (Q)	6.75%	05/2021	05/2027		5.6	5.6	5.6	(2)(11)
		Series A preferred shares	11.00% PIK			05/2021		32,236		42.0	40.8	(2)
										47.6	46.4
Aptean, Inc. and Aptean Acquiror Inc.	Provider of CRM, ERP and supply chain software application	First lien senior secured loan	9.67%	SOFR (M)	4.25%	05/2022	04/2026		7.1	7.0	7.1	(2)(18)
Auctane, Inc.	Provider of mailing and shipping solutions	First lien senior secured loan	11.17%	SOFR (M)	5.75%	10/2021	10/2028		145.7	145.7	139.8	(2)(11)
Avalara, Inc. (15)	Provider of cloud-based solutions for transaction tax compliance worldwide	First lien senior secured loan	12.64%	SOFR (Q)	7.25%	10/2022	10/2028		72.2	72.2	72.2	(2)(11)
Avetta, LLC (15)	Supply chain risk management SaaS platform for global enterprise clients	First lien senior secured loan	10.72%	SOFR (Q)	5.25%	07/2021	04/2024		0.1	0.1	0.1	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
AxiomSL Group, Inc. and Calypso Group, Inc. (15)	Provider of risk data management and regulatory reporting software	First lien senior secured loan	11.18%	SOFR (M)	5.75%	07/2021	12/2027		0.1	0.1	0.1	(2)(11)
Banyan Software Holdings, LLC and Banyan Software, LP (15)	Vertical software businesses holding company	First lien senior secured revolving loan	10.92%	SOFR (M)	5.50%	01/2023	10/2025		1.0	1.0	1.0	(2)(6)(11)
		First lien senior secured loan	12.42%	SOFR (M)	7.00%	10/2020	10/2026		1.0	1.0	1.0	(2)(6)(11)
		First lien senior secured loan	12.42%	SOFR (M)	7.00%	12/2021	10/2026		0.2	0.2	0.2	(2)(6)(11)
		Preferred units				01/2022		120,999		4.1	8.3	(2)(6)
										6.3	10.5
BCTO Ignition Purchaser, Inc.	Enterprise software provider	First lien senior secured loan	14.31% PIK	SOFR (Q)	9.00%	04/2023	10/2030		3.4	3.4	3.3	(2)(6)(11)
Bobcat Purchaser, LLC and Bobcat Topco, L.P. (15)	Healthcare software provider	First lien senior secured loan	11.64%	SOFR (Q)	6.25%	06/2023	06/2030		11.8	11.8	11.5	(2)(11)
		Class A-1 units				06/2023		1,523,000		1.5	1.5
										13.3	13.0
Borrower R365 Holdings LLC (15)	Provider of restaurant enterprise resource planning systems	First lien senior secured loan	12.04%	SOFR (Q)	6.50%	06/2021	06/2027		16.1	15.9	16.1	(2)(11)
		First lien senior secured loan	12.01%	SOFR (Q)	6.50%	01/2022	06/2027		2.0	1.9	2.0	(2)(11)
										17.8	18.1
Bottomline Technologies, Inc. and Legal Spend Holdings, LLC (15)	Provider of payment automation solutions	First lien senior secured loan	10.57%	SOFR (M)	5.25%	05/2022	05/2029		17.9	17.9	17.9	(2)(11)
Businessolver.com, Inc. (15)	Provider of SaaS-based benefits solutions for employers and employees	First lien senior secured loan	10.99%	SOFR (Q)	5.50%	12/2021	12/2027		0.4	0.4	0.4	(2)(11)
CallMiner, Inc.	Provider of cloud-based conversational analytics solutions	Warrant to purchase shares of Series 1 preferred stock				07/2014	07/2024	2,350,636		—	—
Cardinal Parent, Inc. and Packers Software Intermediate Holdings, Inc. (15)	Provider of software and technology-enabled content and analytical solutions to insurance brokers	First lien senior secured revolving loan	12.00%	Base Rate (Q)	3.50%	11/2020	11/2025		4.9	4.9	4.7	(2)(11)
		Second lien senior secured loan	13.29%	SOFR (Q)	7.75%	11/2020	11/2028		64.3	64.3	61.0	(2)(11)
		Series A preferred shares	11.00% PIK			11/2020		24,898		34.2	29.7	(2)
		Series A-2 preferred shares	11.00% PIK			12/2020		8,963		12.2	10.6	(2)
		Series A-3 preferred shares	11.00% PIK			11/2021		11,952		14.7	12.8	(2)
										130.3	118.8
Cloud Software Group, Inc., Picard Parent, Inc., Cloud Software Group Holdings, Inc., Picard HoldCo, LLC and Elliott Alto Co-Investor Aggregator L.P. (15)	Provider of server, application and desktop virtualization, networking, software as a service, and cloud computing technologies	First lien senior secured notes	6.50%			09/2022	03/2029		88.9	86.7	78.6	(2)(18)
		First lien senior secured loan	9.99%	SOFR (M)	4.50%	09/2022	03/2029		10.8	10.4	10.4	(2)(11)(18)
		Second lien senior secured notes	9.00%			04/2023	09/2029		121.0	112.2	105.1	(2)(18)
		Series A preferred stock	17.47% PIK	SOFR (Q)	12.00%	09/2022		118,077		123.8	127.9	(2)(11)
		Limited partnership interests				09/2022		12,250,000		12.3	17.5	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										345.4	339.5
Community Brands ParentCo, LLC (15)	Software and payment services provider to non-profit institutions	First lien senior secured loan	11.02%	SOFR (Q)	5.50%	02/2022	02/2028		10.5	10.5	10.3	(2)(11)
		Class A units				12/2016		500,000		5.0	6.2	(2)
										15.5	16.5
Computer Services, Inc.	Infrastructure software provider to community banks	First lien senior secured loan	12.16%	SOFR (Q)	6.75%	11/2022	11/2029		33.9	33.9	33.9	(2)(11)
Consilio Midco Limited, Compusoft US LLC, and Consilio Investment Holdings, L.P. (15)	Provider of sales software for the interior design industry	First lien senior secured revolving loan	11.29%	SOFR (Q)	5.75%	05/2021	05/2028		8.7	8.7	8.5	(2)(6)(11)
		First lien senior secured revolving loan	10.20%	Euribor (Q)	6.25%	11/2021	05/2028		0.2	0.2	0.2	(2)(6)(11)
		First lien senior secured revolving loan	11.29%	SOFR (Q)	5.75%	11/2021	05/2028		0.2	0.2	0.2	(2)(6)(11)
		First lien senior secured loan	11.29%	SOFR (Q)	5.75%	05/2021	05/2028		74.3	74.3	72.1	(2)(6)(11)
		First lien senior secured loan	10.19%	Euribor (S)	6.25%	11/2021	05/2028		28.7	30.4	27.9	(2)(6)
		First lien senior secured loan	11.29%	SOFR (Q)	5.75%	06/2022	05/2028		11.6	11.6	11.3	(2)(6)(11)
		Common units				05/2021		4,799,000		4.8	7.7	(2)(6)
		Series A common units				09/2022		23,340		0.2	—	(2)(6)
										130.4	127.9
CoreLogic, Inc. and T-VIII Celestial Co-Invest LP (15)	Provider of information, insight, analytics, software and other outsourced services primarily to the mortgage, real estate and insurance sectors	Second lien senior secured loan	11.93%	SOFR (M)	6.50%	06/2021	06/2029		155.7	155.7	140.1	(2)(11)
		Limited partnership units				04/2021		59,665,989		59.7	38.4	(2)
										215.4	178.5
Cority Software Inc., Cority Software (USA) Inc., and Cority Parent, Inc. (15)	Provider of environmental, health and safety software to track compliance data	First lien senior secured loan	10.25%	SOFR (Q)	5.00%	07/2019	07/2026		6.2	6.2	6.2	(2)(6)(11)
		First lien senior secured loan	10.25%	SOFR (Q)	5.00%	10/2019	07/2026		4.3	4.3	4.3	(2)(6)(11)
		First lien senior secured loan	12.25%	SOFR (Q)	7.00%	09/2020	07/2026		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	11.25%	SOFR (Q)	6.00%	09/2022	07/2026		0.2	0.2	0.2	(2)(6)(11)
		First lien senior secured loan	11.25%	SOFR (Q)	6.00%	04/2023	07/2026		7.7	7.7	7.7	(2)(6)(11)
		Preferred equity	9.00% PIK			07/2019		198		0.3	0.8	(2)(6)
		Common equity				07/2019		190,143		—	—	(2)(6)
										18.8	19.3
Cornerstone OnDemand, Inc. and Sunshine Software Holdings, Inc. (15)	Provider of a cloud-based, SaaS platform for talent management	First lien senior secured revolving loan				10/2021	10/2026		—	—	—	(13)
		Second lien senior secured loan	11.93%	SOFR (M)	6.50%	10/2021	10/2029		137.5	137.5	130.6	(2)(11)
		Series A preferred shares	10.50% PIK			10/2021		116,413		138.7	119.3	(2)
		Class A-1 common stock				10/2021		1,360,100		13.6	16.8	(2)
										289.8	266.7

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Coupa Holdings, LLC and Coupa Software Incorporated (15)	Provider of Business Spend Management software	First lien senior secured loan	12.82%	SOFR (M)	7.50%	03/2023	02/2030		9.0	9.0	9.0	(2)(11)
Datix Bidco Limited	Global healthcare software company that provides software solutions for patient safety and risk management	First lien senior secured loan	9.53%	SOFR (S)	4.50%	11/2022	04/2025		4.3	4.2	4.2	(2)(6)
		Second lien senior secured loan	12.78%	SOFR (S)	7.75%	11/2022	04/2026		0.7	0.7	0.7	(2)(6)
										4.9	4.9
Dcert Buyer, Inc., DCert Preferred Holdings, Inc. and Destiny Digital Holdings, L.P.	Provider of internet security tools and solutions	Second lien senior secured loan	12.32%	SOFR (M)	7.00%	05/2022	02/2029		11.0	10.4	10.9	(2)
		Series A preferred shares	10.50% PIK			05/2021		129,822		161.0	143.3	(2)
		Series A units				05/2021		817,194		13.3	9.0	(2)
										184.7	163.2
Denali Holdco LLC and Denali Apexco LP (15)	Provider of cybersecurity audit and assessment services	First lien senior secured revolving loan	11.05%	SOFR (Q)	5.50%	09/2021	09/2027		1.8	1.8	1.8	(2)(11)
		First lien senior secured revolving loan	13.50%	Base Rate (Q)	5.00%	09/2021	09/2027		1.1	1.1	1.1	(2)(11)
		First lien senior secured loan	11.56%	SOFR (Q)	6.00%	09/2021	09/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.56%	SOFR (Q)	6.00%	07/2022	09/2027		0.1	0.1	0.1	(2)(11)
		Class A units				02/2022		2,549,000		2.5	2.4	(2)
										5.6	5.5
Diligent Corporation and Diligent Preferred Issuer, Inc. (15)	Provider of secure SaaS solutions for board and leadership team documents	First lien senior secured revolving loan	11.77%	SOFR (Q)	6.25%	08/2020	08/2025		0.9	0.9	0.9	(2)(11)(14)
		First lien senior secured loan	11.77%	SOFR (Q)	6.25%	08/2020	08/2025		14.7	14.6	14.7	(2)(11)
		First lien senior secured loan	11.27%	SOFR (Q)	5.75%	03/2021	08/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.27%	SOFR (Q)	5.75%	04/2021	08/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.77%	SOFR (Q)	6.25%	07/2021	08/2025		0.1	0.1	0.1	(2)(11)
		Preferred stock	10.50% PIK			04/2021		13,140		16.7	15.5	(2)
										32.5	31.4
Drilling Info Holdings, Inc. and Titan DI Preferred Holdings, Inc.	SaaS based business analytics company focused on oil and gas industry	Second lien senior secured loan	13.67%	SOFR (M)	8.25%	02/2020	07/2026		25.0	25.0	25.0	(2)
		Preferred stock	13.50% PIK			02/2020		30		46.9	46.9	(2)
										71.9	71.9
DS Admiral Bidco, LLC (15)	Tax return software provider for government institutions	First lien senior secured loan	11.89%	SOFR (Q)	6.50%	03/2021	03/2028		0.1	0.1	0.1	(2)(11)
Dye & Durham Corporation (15)	Provider of cloud-based software and technology solutions for the legal industry	First lien senior secured revolving loan	11.26%	CDOR (Q)	5.75%	12/2021	12/2026		3.7	3.8	3.7	(2)(6)(11)
		First lien senior secured loan	11.24%	CDOR (Q)	5.75%	12/2021	12/2027		7.2	7.2	7.2	(2)(6)(11)
										11.0	10.9

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Elemica Parent, Inc. & EZ Elemica Holdings, Inc. (15)	SaaS based supply chain management software provider focused on chemical markets	First lien senior secured revolving loan	10.88%	SOFR (Q)	5.50%	09/2019	09/2025		4.1	4.1	4.0	(2)(11)
		First lien senior secured loan	11.09%	SOFR (Q)	5.50%	09/2019	09/2025		49.6	49.6	48.2	(2)(11)
		First lien senior secured loan	10.54%	SOFR (S)	5.50%	09/2019	09/2025		11.2	11.2	10.9	(2)(11)
		First lien senior secured loan	10.55%	SOFR (Q)	5.50%	12/2020	09/2025		5.7	5.7	5.5	(2)(11)
		Preferred equity				09/2019		4,599		4.6	6.2	(2)
										75.2	74.8
EP Purchaser, LLC and TPG VIII EP Co-Invest II, L.P.	Provider of entertainment workforce and production management solutions	First lien senior secured loan	10.15%	SOFR (Q)	4.50%	06/2023	11/2028		8.4	8.1	8.3	(2)(11)
		Second lien senior secured loan	11.93%	SOFR (M)	6.50%	11/2021	11/2029		177.9	177.9	169.0	(2)(11)
		Partnership units				05/2019		5,034,483		3.2	11.6	(2)(6)
										189.2	188.9
EpiServer Inc. and Episerver Sweden Holdings AB (15)	Provider of web content management and digital commerce solutions	First lien senior secured loan	11.04%	SOFR (Q)	5.50%	10/2018	04/2026		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	9.69%	Euribor (Q)	5.75%	03/2019	04/2026		5.5	5.9	5.4	(2)(6)
		First lien senior secured loan	11.04%	SOFR (Q)	5.50%	12/2021	04/2026		0.1	0.1	0.1	(2)(6)(11)
										6.1	5.6
eResearch Technology, Inc. and Astorg VII Co-Invest ERT	Provider of mission-critical, software-enabled clinical research solutions	Second lien senior secured loan	13.42%	SOFR (M)	8.00%	02/2020	02/2028		17.2	16.9	16.8	(2)
		Second lien senior secured loan	13.42%	SOFR (M)	8.00%	04/2021	02/2028		30.6	29.9	30.0	(2)
		Limited partnership interest				01/2020		3,988,000		4.5	4.9	(2)(6)
										51.3	51.7
ESHA Research, LLC and RMCF VI CIV XLVIII, L.P. (15)	Provider of nutritional information and software as a services (SaaS) compliance solutions	First lien senior secured revolving loan	11.69%	SOFR (Q)	6.25%	06/2022	06/2028		0.4	0.4	0.4	(2)(11)
		First lien senior secured loan	11.16%	SOFR (Q)	6.25%	06/2022	06/2028		6.8	6.8	6.8	(2)(11)
		Limited partner interests				06/2022		6,246,801		6.2	7.9
										13.4	15.1
Extrahop Networks, Inc. (15)	Provider of real-time wire data analytics solutions for application and infrastructure monitoring	First lien senior secured loan	12.92%	SOFR (M)	7.50%	07/2021	07/2027		22.2	22.2	22.2	(2)(11)
		First lien senior secured loan	12.92%	SOFR (M)	7.50%	03/2023	07/2027		3.9	3.9	3.9	(2)(11)
										26.1	26.1
Finastra USA, Inc., DH Corporation/Societe DH, and Finastra Europe S.A R.L. (15)	Provider of back-office software services for the banking sector	First lien senior secured loan	12.71%	SOFR (Q)	7.25%	09/2023	09/2029		190.5	186.7	188.6	(2)(6)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
First Insight, Inc.	Software company providing merchandising and pricing solutions to companies worldwide	Warrant to purchase shares of Series C preferred stock				03/2014	03/2024	122,827		—	—
Forescout Technologies, Inc. (15)	Network access control solutions provider	First lien senior secured loan	14.49% (9.00% PIK)	SOFR (Q)	9.00%	08/2020	08/2026		9.4	9.3	9.4	(2)(11)
		First lien senior secured loan	14.49% (9.00% PIK)	SOFR (Q)	9.00%	07/2022	08/2026		13.5	13.5	13.5	(2)(11)
										22.8	22.9
Genesis Acquisition Co. and Genesis Ultimate Holding Co. (15)	Child care management software and services provider	First lien senior secured revolving loan	10.39%	SOFR (Q)	5.00%	07/2018	07/2025		1.5	1.5	1.5	(2)(11)
		First lien senior secured loan	10.39%	SOFR (Q)	5.00%	07/2018	07/2025		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	10.39%	SOFR (Q)	5.00%	11/2021	07/2025		0.1	0.1	0.1	(2)(11)
		Second lien senior secured loan	14.47%	SOFR (Q)	9.00%	07/2018	07/2026		32.4	32.4	32.4	(2)(11)
		Second lien senior secured loan	14.47%	SOFR (Q)	9.00%	06/2021	07/2026		7.5	7.5	7.5	(2)(11)
		Second lien senior secured loan	14.47%	SOFR (Q)	9.00%	11/2021	07/2026		21.1	21.1	21.1	(2)(11)
		Class A common stock				07/2018		8		0.8	1.8	(2)
										63.6	64.6
GI Ranger Intermediate LLC (15)	Provider of payment processing services and software to healthcare providers	First lien senior secured revolving loan	11.29%	SOFR (Q)	5.75%	10/2021	10/2027		1.4	1.4	1.4	(2)(11)
		First lien senior secured loan	11.29%	SOFR (Q)	5.75%	10/2021	10/2028		10.1	10.1	10.0	(2)(11)
		First lien senior secured loan	11.29%	SOFR (Q)	5.75%	03/2022	10/2028		1.8	1.8	1.7	(2)(11)
										13.3	13.1
GraphPAD Software, LLC, Insightful Science Intermediate I, LLC and Insightful Science Holdings, LLC (15)	Provider of data analysis, statistics, and visualization software solutions for scientific research applications	First lien senior secured revolving loan	13.50%	Base Rate (Q)	5.00%	12/2017	04/2027		0.6	0.6	0.6	(2)(11)
		First lien senior secured loan	11.72%	SOFR (Q)	6.00%	12/2017	04/2027		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	10.87%	LIBOR (S)	5.50%	04/2021	04/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.22%	SOFR (Q)	5.50%	10/2021	04/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.22%	SOFR (Q)	5.50%	11/2021	04/2027		0.1	0.1	0.1	(2)(11)
		Senior subordinated loan	10.50% PIK			04/2021	04/2032		48.3	48.3	44.4	(2)
		Preferred units	14.00% PIK			04/2021		1,828,645		65.6	65.6
										115.0	111.1
Heavy Construction Systems Specialists, LLC (15)	Provider of construction software	First lien senior secured loan	10.82%	SOFR (M)	5.50%	11/2021	11/2028		0.1	0.1	0.1	(2)(11)
Huskies Parent, Inc., GI Insurity Parent LLC and GI Insurity TopCo LP (15)	Insurance software provider	First lien senior secured revolving loan	11.04%	SOFR (Q)	5.50%	11/2021	11/2027		13.3	13.3	12.2	(2)(11)
		First lien senior secured loan	11.04%	SOFR (Q)	5.50%	11/2021	11/2028		59.9	59.9	55.1	(2)(11)
		Senior subordinated loan	10.00% PIK			11/2021	11/2031		107.2	107.2	87.9	(2)
		Company units				11/2021		4,246,457		8.8	5.7	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										189.2	160.9
Hyland Software, Inc. (15)	Enterprise content management software provider	First lien senior secured loan	11.32%	SOFR (M)	6.00%	09/2023	09/2030		97.5	96.1	96.1	(2)(11)
Imprivata, Inc.	Provider of identity and access management solutions to the healthcare industry	Second lien senior secured loan	11.57%	SOFR (M)	6.25%	04/2022	12/2028		16.1	16.0	15.5	(2)(11)
Inmar, Inc.	Technology-driven solutions provider for retailers, wholesalers and manufacturers	First lien senior secured loan	10.86%	SOFR (M)	5.50%	06/2023	05/2026		14.5	13.9	14.4	(2)(11)
IQN Holding Corp. (15)	Provider of extended workforce management software	First lien senior secured loan	10.67%	SOFR (Q)	5.25%	05/2022	05/2029		1.4	1.4	1.4	(2)(11)
IV Rollover Holdings, LLC	Provider of cloud based IT solutions, infrastructure and services	Class B units				05/2017		170,490		—	—	(2)
		Class X units				05/2017		5,000,000		2.0	2.1	(2)
										2.0	2.1
Kaseya Inc. and Knockout Intermediate Holdings I Inc. (15)	Provider of cloud-based software and technology solutions for small and medium sized businesses	First lien senior secured revolving loan	11.57% (2.50% PIK)	SOFR (M)	6.25%	06/2022	06/2029		4.9	4.9	4.8	(2)(11)(14)
		First lien senior secured loan	11.62% (2.50% PIK)	SOFR (Q)	6.25%	06/2022	06/2029		168.1	167.8	164.7	(2)(11)
		Preferred stock	11.75% PIK			06/2022		38,798		43.6	42.7	(2)
										216.3	212.2
LeanTaaS Holdings, Inc. (15)	Provider of SaaS tools to optimize healthcare asset utilization	First lien senior secured loan	12.89%	SOFR (Q)	7.50%	07/2022	07/2028		40.5	40.5	40.5	(2)(11)
Majesco and Magic Topco, L.P. (15)	Insurance software provider	First lien senior secured loan	12.77%	SOFR (Q)	7.38%	09/2020	09/2027		0.1	0.1	0.1	(2)(11)
		Class A units	9.00% PIK			09/2020		2,539		3.3	5.2	(2)
		Class B units				09/2020		570,625		—	—	(2)
										3.4	5.3
Mimecast Borrowerco, Inc. and Magnesium Co- Invest SCSp (15)(16)	Cybersecurity solutions provider	First lien senior secured loan	10.94%	SONIA (Q)	5.75%	05/2022	05/2029		34.9	35.3	34.9	(2)(6)(11)
		First lien senior secured loan	11.17%	SOFR (M)	5.75%	05/2022	05/2029		101.4	101.4	101.4	(2)(6)(11)
		Limited partnership interest				05/2022		3,975		38.8	43.2	(2)(6)
										175.5	179.5
Ministry Brands Holdings, LLC and RCP MB Investments B, L.P. (15)	Software and payment services provider to faith-based institutions	First lien senior secured revolving loan	10.92%	SOFR (M)	5.50%	12/2021	12/2027		3.6	3.6	3.4	(2)(11)(14)
		First lien senior secured loan	10.92%	SOFR (M)	5.50%	12/2021	12/2028		36.0	36.0	34.2	(2)(11)
		Limited partner interests				12/2021		9,574,000		9.6	7.9	(2)
										49.2	45.5
Mitchell International, Inc.	Provider of technology, connectivity, and information solutions to the property and casualty insurance industry	First lien senior secured loan	9.18%	SOFR (M)	3.75%	06/2023	10/2028		0.7	0.7	0.7	(2)(11)(18)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Second lien senior secured loan	11.93%	SOFR (M)	6.50%	10/2021	10/2029		98.1	96.3	89.8	(2)(11)(18)
										97.0	90.5
Moonraker AcquisitionCo LLC and Moonraker HoldCo LLC (15)	Leading technology solution provider for casing and auditioning to the entertainment industry	First lien senior secured revolving loan	11.15%	SOFR (Q)	5.75%	08/2022	08/2028		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.08%	SOFR (S)	5.75%	08/2022	08/2028		24.9	24.9	24.9	(2)(11)
		Class A units	8.00% PIK			08/2022		45,320		4.9	4.5
										29.9	29.5
MRI Software LLC (15)	Provider of real estate and investment management software	First lien senior secured loan	10.99%	SOFR (Q)	5.50%	02/2020	02/2026		46.7	46.7	45.3	(2)(11)
		First lien senior secured loan	10.99%	SOFR (Q)	5.50%	08/2020	02/2026		24.2	24.2	23.5	(2)(11)
										70.9	68.8
Netsmart, Inc. and Netsmart Technologies, Inc.	Developer and operator of health care software and technology solutions	First lien senior secured loan	9.43%	SOFR (M)	4.00%	07/2023	10/2027		0.2	0.2	0.2	(2)(11)(18)
OpenMarket Inc.	Provider of cloud-based mobile engagement platform	First lien senior secured loan	11.90%	SOFR (Q)	6.25%	09/2021	09/2026		14.8	14.8	14.8	(2)(6)(11)
PDDS HoldCo, Inc. (15)	Provider of cloud-based dental practice management software	First lien senior secured loan	13.03%	SOFR (Q)	7.50%	07/2022	07/2028		10.5	10.5	10.5	(2)(11)
PDI TA Holdings, Inc., Peachtree Parent, Inc. and Insight PDI Holdings, LLC (15)	Provider of enterprise management software for the convenience retail and petroleum wholesale market	First lien senior secured revolving loan	9.97%	SOFR (Q)	4.50%	03/2019	10/2024		7.6	7.6	7.5	(2)(11)
		First lien senior secured loan	9.98%	SOFR (Q)	4.50%	03/2019	10/2024		52.5	52.5	52.0	(2)(11)
		Second lien senior secured loan	14.03%	SOFR (Q)	8.50%	03/2019	10/2025		70.1	70.1	69.4	(2)(11)
		Second lien senior secured loan	14.03%	SOFR (Q)	8.50%	12/2020	10/2025		8.3	8.3	8.2	(2)(11)
		Second lien senior secured loan	14.06%	SOFR (Q)	8.53%	04/2021	10/2025		8.7	8.7	8.7	(2)(11)
		Second lien senior secured loan	14.24%	SOFR (Q)	8.71%	12/2021	10/2025		7.2	7.2	7.1	(2)(11)
		Second lien senior secured loan	14.03%	SOFR (Q)	8.50%	08/2023	10/2025		6.9	6.9	6.8	(2)(11)
		Series A preferred stock	13.25% PIK			03/2019		13,656		24.6	24.9	(2)
		Class A units				03/2019		2,062,493		2.1	3.2	(2)
										188.0	187.8
Pegasus Global Enterprise Holdings, LLC, Mekone Blocker Acquisition, Inc. and Mekone Parent, LLC (15)	Provider of plant maintenance and scheduling software	First lien senior secured loan	10.79%	SOFR (Q)	5.25%	05/2019	05/2025		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	11.40%	SOFR (Q)	5.75%	06/2020	05/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.29%	SOFR (Q)	5.75%	10/2020	05/2025		0.3	0.3	0.3	(2)(11)
		Class A units				05/2019		5,000		5.0	12.1

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										5.6	12.7
Perforce Software, Inc. (15)	Developer of software used for application development	First lien senior secured revolving loan	9.82%	SOFR (M)	4.50%	07/2019	07/2026		1.0	1.0	1.0	(2)(14)
Petvisor Holdings, LLC (15)	Provider of veterinarian-focused SaaS solutions	First lien senior secured revolving loan	13.00%	Base Rate (Q)	4.50%	06/2022	06/2028		1.2	1.2	1.2	(2)(11)
		First lien senior secured loan	10.89%	SOFR (S)	5.50%	06/2022	06/2028		5.9	5.9	5.9	(2)(11)
		First lien senior secured loan	11.90% PIK	SOFR (Q)	6.50%	06/2022	06/2028		0.1	0.1	0.1	(2)(11)
										7.2	7.2
Ping Identity Holding Corp. (15)	Provider of identity and access management solutions	First lien senior secured loan	12.32%	SOFR (M)	7.00%	10/2022	10/2029		11.3	11.3	11.3	(2)(11)
Pluralsight, Inc. (15)	Online education learning platform	First lien senior secured revolving loan	13.47%	SOFR (Q)	8.00%	04/2021	04/2027		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	13.45%	SOFR (Q)	8.00%	04/2021	04/2027		106.2	106.2	99.8	(2)(11)
										106.4	100.0
Poplicus Incorporated	Business intelligence and market analytics platform for companies that sell to the public sector	Warrant to purchase shares of Series C preferred stock				06/2015	06/2025	2,402,991		0.1	—
PracticeTek Purchaser, LLC, PracticeTek MidCo, LLC and GSV PracticeTek Holdings, LLC (15)	Software provider for medical practitioners	First lien senior secured revolving loan	9.82%	SOFR (M)	4.50%	08/2023	08/2029		0.5	0.5	0.5	(2)(11)
		First lien senior secured loan	11.32%	SOFR (M)	6.00%	08/2023	08/2029		36.5	36.5	35.6	(2)(11)
		Senior subordinated loan	14.00% PIK			08/2023	08/2030		39.2	39.2	38.0	(2)
		Class A units	8.00% PIK			03/2021		33,220,282		23.5	31.4	(2)
										99.7	105.5
ProfitSolv Purchaser, Inc. and PS Co-Invest, L.P. (15)	Provider of practice management software to law firms	First lien senior secured loan	10.92%	SOFR (M)	5.50%	03/2021	03/2027		9.8	9.8	9.7	(2)(11)
		Limited partnership units				03/2021		1,624,000		1.6	1.6	(2)
										11.4	11.3
Project Alpha Intermediate Holding, Inc. and Qlik Parent, Inc.	Provider of data visualization software for data analytics	Class A common stock				08/2016		7,445		7.4	21.4	(2)
		Class B common stock				08/2016		1,841,609		0.1	0.2	(2)
										7.5	21.6
Project Essential Bidco, Inc. and Project Essential Super Parent, Inc. (15)	Saas provider of automated crew callout and scheduling software for the utility industry	First lien senior secured loan	11.78% (3.25% PIK)	SOFR (Q)	6.25%	04/2021	04/2028		36.3	36.3	34.9	(2)(11)
		Preferred shares	14.90% PIK			04/2021		26,436		35.6	33.8	(2)
										71.9	68.7
Project Potter Buyer, LLC and Project Potter Parent, L.P. (15)	Software solutions provider to the ready-mix concrete industry	First lien senior secured revolving loan	12.07%	SOFR (M)	6.75%	04/2020	04/2026		2.1	2.0	2.1	(2)(11)(14)
		First lien senior secured loan	12.07%	SOFR (M)	6.75%	04/2020	04/2027		43.3	43.3	43.3	(2)(11)
		First lien senior secured loan	12.07%	SOFR (M)	6.75%	10/2020	04/2027		0.1	0.1	0.1	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	12.07%	SOFR (M)	6.75%	11/2020	04/2027		11.9	11.9	11.9	(2)(11)
		Class B units				04/2020		588,636		—	5.1	(2)
										57.3	62.5
Proofpoint, Inc. (15)	Cybersecurity solutions provider	First lien senior secured loan	8.68%	SOFR (M)	3.25%	06/2021	08/2028		1.0	0.9	1.0	(2)(11)(18)
		Second lien senior secured loan	11.68%	SOFR (M)	6.25%	06/2021	08/2029		34.6	34.5	34.6	(2)(11)
										35.4	35.6
PushPay USA Inc. (15)	Provider of software and integrated payment solutions	First lien senior secured loan	12.27%	SOFR (Q)	6.75%	05/2023	05/2030		12.7	12.7	12.4	(2)(11)
QF Holdings, Inc. (15)	SaaS based electronic health record software provider	First lien senior secured revolving loan	11.72%	SOFR (Q)	6.25%	09/2019	12/2027		0.4	0.4	0.4	(2)(11)
		First lien senior secured loan	11.72%	SOFR (Q)	6.25%	09/2019	12/2027		6.8	6.8	6.8	(2)(11)
		First lien senior secured loan	11.72%	SOFR (Q)	6.25%	08/2020	12/2027		4.9	4.9	4.9	(2)(11)
		First lien senior secured loan	11.72%	SOFR (Q)	6.25%	12/2021	12/2027		8.1	8.1	8.1	(2)(11)
										20.2	20.2
Raptor Technologies, LLC, Sycamore Bidco LTD and Rocket Parent, LLC (15)	Provider of SaaS-based safety and security software to the K-12 school market	First lien senior secured loan	11.52%	SOFR (Q)	6.13%	10/2021	10/2028		8.5	8.5	8.5	(2)(11)
		First lien senior secured loan	11.52%	SOFR (Q)	6.13%	04/2023	10/2028		11.7	11.7	11.7	(2)(11)
		Class A common units				12/2018		2,880,582		3.5	6.9
										23.7	27.1
RealPage, Inc.	Provider of enterprise software solutions to the residential real estate industry	Second lien senior secured loan	11.93%	SOFR (M)	6.50%	04/2021	04/2029		84.1	83.2	84.1	(2)(11)
Regent Education, Inc.	Provider of software solutions designed to optimize the financial aid and enrollment processes	Warrant to purchase shares of common stock				12/2016	12/2026	5,393,194		—	—
		Warrant to purchase shares of common stock				12/2016	12/2026	987		—	—
										—	—
Relativity ODA LLC (15)	Electronic discovery document review software platform for use in litigations and investigations	First lien senior secured loan	11.92%	SOFR (M)	6.50%	05/2021	05/2027		23.0	23.0	23.0	(2)(11)
Revalize, Inc. (15)	Developer and operator of software providing configuration, price and quote capabilities	First lien senior secured revolving loan	11.30%	SOFR (Q)	5.75%	05/2022	04/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.29%	SOFR (Q)	5.75%	05/2022	04/2027		0.7	0.7	0.7	(2)(11)
										0.8	0.8
RMS HoldCo II, LLC & RMS Group Holdings, Inc. (15)	Developer of revenue cycle management solutions, process automation, analytics and integration for the healthcare industry	First lien senior secured loan	11.79%	SOFR (Q)	6.25%	12/2021	12/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.79%	SOFR (Q)	6.25%	08/2022	12/2027		0.2	0.2	0.2	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Class A common stock				12/2021		465		4.6	5.1	(2)
										4.9	5.4
Smarsh Inc. and Skywalker TopCo, LLC (15)	SaaS based communication archival service provider	First lien senior secured loan	11.84%	SOFR (S)	6.50%	02/2022	02/2029		1.4	1.4	1.4	(2)(11)
		Common units				11/2020		1,742,623		6.3	10.2	(2)
										7.7	11.6
SocialFlow, Inc.	Social media optimization platform provider	Warrant to purchase shares of Series C preferred stock				01/2016	01/2026	215,331		—	—
Sophia, L.P.	Provider of ERP software and services for higher education institutions	Second lien senior secured loan	13.42%	SOFR (M)	8.00%	10/2020	10/2028		105.9	105.9	105.9	(2)(11)
SoundCloud Limited	Platform for receiving, sending, and distributing music	Common stock				08/2017		73,422		0.4	0.7	(2)(6)(18)
Spirit RR Holdings, Inc. and Winterfell Co-Invest SCSp (15)	Provider of data, analytics, news, and workflow tools to customers in the counter-cyclical distressed debt space	First lien senior secured revolving loan	11.92%	SOFR (M)	6.50%	09/2022	09/2028		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	11.91%	SOFR (Q)	6.50%	09/2022	09/2028		2.6	2.6	2.6	(2)(11)
		Limited partner interests				09/2022		1,010		10.2	11.1	(2)
										13.0	13.9
Storable, Inc. and EQT IX Co-Investment (E) SCSP	Payment management system solutions and web services for the self-storage industry	Second lien senior secured loan	12.09%	SOFR (Q)	6.75%	04/2021	04/2029		42.8	42.8	41.9	(2)(11)
		Second lien senior secured loan	12.09%	SOFR (Q)	6.75%	03/2022	04/2029		10.3	10.3	10.1	(2)(11)
		Limited partnership interests				04/2021		614,950		6.2	9.0	(2)(6)
										59.3	61.0
Sundance Group Holdings, Inc. (15)	Provider of cloud-based document management and collaboration solutions	First lien senior secured revolving loan	11.71%	SOFR (Q)	6.25%	07/2021	07/2027		1.6	1.5	1.6	(2)(11)
		First lien senior secured loan	11.72%	SOFR (Q)	6.25%	07/2021	07/2027		20.1	19.9	20.1	(2)(11)
		First lien senior secured loan	11.77%	SOFR (Q)	6.25%	11/2022	07/2027		0.8	0.8	0.8	(2)(11)
										22.2	22.5
Tamarack Intermediate, L.L.C. and Tamarack Parent, L.L.C. (15)	Provider of environment, health, safety, and sustainability software	First lien senior secured revolving loan	11.31%	SOFR (Q)	5.75%	03/2022	03/2028		1.2	1.2	1.2	(2)(11)
		First lien senior secured loan	11.31%	SOFR (Q)	5.75%	03/2022	03/2028		34.9	34.9	34.5	(2)(11)
		Class A-2 units				03/2022		4,849		4.8	5.4
										40.9	41.1
TCP Hawker Intermediate LLC (15)	Workforce management solutions provider	First lien senior secured loan	10.79%	SOFR (Q)	5.25%	08/2019	08/2026		34.2	34.2	34.2	(2)(11)
		First lien senior secured loan	10.79%	SOFR (Q)	5.25%	12/2020	08/2026		6.5	6.5	6.5	(2)(11)
		First lien senior secured loan	10.79%	SOFR (Q)	5.25%	10/2021	08/2026		0.1	0.1	0.1	(2)(11)
										40.8	40.8

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
UKG Inc. and H&F Unite Partners, L.P. (15)	Provider of cloud based HCM solutions for businesses	First lien senior secured revolving loan				05/2019	02/2026		—	—	—	(13)
		Limited partnership interests				05/2019		12,583,556		12.6	19.3	(2)(6)
										12.6	19.3
UserZoom Technologies, Inc.	User experience research automation software	First lien senior secured loan	12.42%	SOFR (Q)	7.50%	02/2023	04/2029		5.8	5.7	5.8	(2)(11)
WebPT, Inc. (15)	Electronic medical record software provider	First lien senior secured revolving loan	12.30%	SOFR (Q)	6.75%	08/2019	01/2028		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	12.27%	SOFR (Q)	6.75%	08/2019	01/2028		0.1	0.1	0.1	(2)(11)
										0.2	0.2
Wellness AcquisitionCo, Inc. (15)	Provider of retail consumer insights and analytics for manufacturers and retailers in the natural, organic and specialty products industry	First lien senior secured loan	11.02%	SOFR (Q)	5.50%	01/2021	01/2027		0.1	0.1	0.1	(2)(11)
WorkWave Intermediate II, LLC (15)	Provider of cloud-based field services and fleet management solutions	First lien senior secured loan	11.99%	SOFR (Q)	6.50%	06/2021	06/2027		51.6	51.6	51.6	(2)(11)
		First lien senior secured loan	11.99%	SOFR (Q)	6.50%	02/2022	06/2027		18.8	18.8	18.8	(2)(11)
										70.4	70.4
ZenDesk, Inc., Zoro TopCo, Inc. and Zoro TopCo, LP (15)	Provider of cloud-based customer support solutions	First lien senior secured loan	12.15% (3.25% PIK)	SOFR (Q)	6.75%	12/2022	11/2028		43.2	43.2	43.2	(2)(11)
		Series A preferred stock	12.50% PIK			11/2022		27,226		30.3	29.7	(2)
		Class A common units				11/2022		269,100		2.7	2.8	(2)
										76.2	75.7

										5,174.8	5,079.5		46.96%
Financial Services
AQ Sage Buyer, LLC (15)	Provider of actuarial consulting and comprehensive wealth management services	First lien senior secured loan	11.56%	SOFR (Q)	6.00%	05/2022	01/2027		2.9	2.9	2.8	(2)(6)(11)
BCC Blueprint Holdings I, LLC and BCC Blueprint Investments, LLC	Provider of comprehensive suite of investment management and wealth planning solutions	First lien senior secured loan	12.31%	SOFR (Q)	6.75%	09/2021	09/2027		0.2	0.2	0.2	(2)(11)
		Senior subordinated loan	9.30% PIK			09/2021	09/2026		5.4	5.4	5.4	(2)
		Common units				09/2021		5,280,887		5.3	4.4	(2)
										10.9	10.0
Beacon Pointe Harmony, LLC (15)	Provider of comprehensive wealth management services	First lien senior secured loan	11.07%	SOFR (M)	5.75%	12/2021	12/2028		19.9	19.9	19.9	(2)(6)(11)
		First lien senior secured loan	11.07%	SOFR (M)	5.75%	07/2023	12/2028		1.0	1.0	1.0	(2)(6)(11)
										20.9	20.9
Convera International Holdings Limited and Convera International Financial S.A R.L. (15)	Provider of B2B international payment and FX risk management solutions	First lien senior secured loan	11.54%	SOFR (Q)	6.00%	03/2022	03/2028		0.1	0.1	0.1	(2)(6)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	11.54%	SOFR (Q)	6.00%	06/2023	03/2028		0.1	0.1	0.1	(2)(6)(11)
										0.2	0.2
Corient Holdings, Inc.	Global wealth management firm	Series A preferred stock				05/2023		41,427		41.4	41.4	(2)
CrossCountry Mortgage, LLC	Mortgage company originating loans in the retail and consumer direct channels	First lien senior secured loan	12.42%	SOFR (M)	7.00%	11/2021	11/2027		93.8	93.8	94.7	(2)(11)
DFC Global Facility Borrower III LLC (15)	Non-bank provider of alternative financial services	First lien senior secured revolving loan	12.93%	SOFR (M)	7.50%	04/2023	04/2028		96.9	98.3	96.9	(2)(6)(9)(11)
eCapital Finance Corp.	Consolidator of commercial finance businesses	Senior subordinated loan	13.18%	SOFR (M)	7.75%	01/2020	12/2025		56.0	56.0	56.0	(2)(11)
		Senior subordinated loan	13.18%	SOFR (M)	7.75%	11/2020	12/2025		5.4	5.4	5.4	(2)(11)
		Senior subordinated loan	13.18%	SOFR (M)	7.75%	01/2022	12/2025		24.3	24.3	24.3	(2)(11)
		Senior subordinated loan	13.18%	SOFR (M)	7.75%	04/2022	12/2025		55.8	55.8	55.8	(2)(11)
										141.5	141.5
EP Wealth Advisors, LLC (15)	Wealth management and financial planning firm	First lien senior secured revolving loan	10.74%	SOFR (Q)	5.38%	09/2020	09/2026		0.4	0.4	0.4	(2)(11)
		First lien senior secured loan	10.92%	SOFR (Q)	5.38%	09/2020	09/2026		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.04%	SOFR (Q)	5.50%	09/2020	09/2026		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.04%	SOFR (Q)	5.50%	11/2021	09/2026		0.4	0.4	0.4	(2)(11)
		First lien senior secured loan	11.29%	SOFR (Q)	5.75%	11/2022	09/2026		4.2	4.2	4.2	(2)(11)
										5.2	5.2
GTCR F Buyer Corp. and GTCR (D) Investors LP (15)(16)	Provider of end-to-end tech-enabled administrative services to private foundations	First lien senior secured loan	11.40%	SOFR (S)	6.00%	09/2023	09/2030		4.3	4.3	4.2	(2)(11)
		Limited partnership interests				09/2023		4,588,148		4.6	4.6	(2)
										8.9	8.8
HighTower Holding, LLC	Provider of investment, financial and retirement planning services	Senior subordinated loan	6.75%			06/2022	04/2029		8.1	6.8	6.9	(2)(6)(18)
Ivy Hill Asset Management, L.P. (5)	Asset management services	Subordinated revolving loan	12.03%	SOFR (Q)	6.50%	02/2018	01/2030		124.6	124.6	124.6	(6)(11)
		Member interest				06/2009		100.00%		1,700.5	1,895.4	(6)
										1,825.1	2,020.0
Lido Advisors, LLC (15)	Wealth management and financial planning firm	First lien senior secured revolving loan	11.45%	SOFR (Q)	6.00%	06/2021	06/2027		0.6	0.6	0.5	(2)(11)
		First lien senior secured loan	11.56%	SOFR (Q)	6.00%	06/2023	06/2027		1.0	1.0	1.0	(2)(11)
										1.6	1.5
LS DE LLC and LM LSQ Investors LLC	Asset based lender	Senior subordinated loan	11.00% (0.50% PIK)			06/2015	03/2024		37.1	37.1	35.6	(2)(6)
		Senior subordinated loan	11.00% (0.50% PIK)			06/2017	09/2023		3.0	3.0	2.9	(2)(6)
		Membership units				06/2015		3,275,000		3.3	2.1	(6)
										43.4	40.6
Monica Holdco (US) Inc. (15)	Investment technology and advisory firm	First lien senior secured revolving loan	12.16%	SOFR (Q)	6.75%	01/2021	01/2026		3.6	3.6	3.5	(2)(11)(14)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	12.29%	SOFR (Q)	6.75%	01/2021	01/2028		2.6	2.6	2.5	(2)(11)
										6.2	6.0
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P. (15)(16)	Provider of comprehensive wealth management services and registered investment advisor	First lien senior secured loan	12.17%	SOFR (M)	6.75%	05/2023	05/2029		3.9	3.9	3.9	(2)(6)(11)
		First lien senior secured loan	12.18%	SOFR (S)	6.75%	09/2023	05/2029		8.1	8.1	8.0	(2)(6)(11)
		Limited partnership interests				09/2023		1,636,800		1.6	1.6	(6)
										13.6	13.5
PCIA SPV-3, LLC and ASE Royal Aggregator, LLC (15)	Provider of comprehensive wealth management services	First lien senior secured loan	11.62%	SOFR (Q)	6.25%	08/2023	08/2029		5.9	5.9	5.7	(2)(6)(11)
		Preferred units				07/2023		6,431,667		6.5	6.4	(6)
										12.4	12.1
Petrus Buyer, Inc. (15)	Provider of REIT research data and analytics	First lien senior secured loan	11.59%	SOFR (Q)	6.50%	11/2022	10/2029		5.0	5.0	5.0	(2)(11)
Priority Holdings, LLC and Priority Technology Holdings, Inc.	Provider of merchant acquiring and payment processing solutions	First lien senior secured loan	11.43%	SOFR (Q)	5.75%	04/2021	04/2027		0.7	0.7	0.7	(2)(6)(11)
		Senior preferred stock	17.47% (7.00% PIK)	SOFR (Q)	12.00%	04/2021		65,761		73.1	77.1	(2)(6)(11)
		Warrant to purchase shares of common stock				04/2021	04/2031	527,226		4.0	1.7	(2)(6)(18)
										77.8	79.5
Rialto Management Group, LLC (15)	Investment and asset management platform focused on real estate	First lien senior secured revolving loan				11/2018	12/2025		—	—	—	(13)
		First lien senior secured loan	10.92%	SOFR (M)	5.50%	11/2018	12/2025		0.3	0.3	0.3	(2)(6)(11)
		First lien senior secured loan	10.92%	SOFR (M)	5.50%	04/2021	12/2025		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	10.92%	SOFR (M)	5.50%	12/2021	12/2025		0.1	0.1	0.1	(2)(6)(11)
										0.5	0.5
TA/WEG Holdings, LLC (15)	Wealth management and financial planning firm	First lien senior secured loan	10.50%	SOFR (A)	5.75%	10/2019	10/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.26%	SOFR (Q)	5.75%	11/2020	10/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.67%	SOFR (Q)	5.75%	06/2021	10/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.79%	SOFR (A)	5.75%	08/2021	10/2027		0.1	0.1	0.1	(2)(11)
										0.4	0.4
The Edelman Financial Center, LLC	Provider of investment, financial and retirement planning services	Second lien senior secured loan	12.18%	SOFR (M)	6.75%	09/2022	07/2026		19.3	17.7	19.2	(2)(6)(18)
The Mather Group, LLC, TVG-TMG Topco, Inc., and TVG-TMG Holdings, LLC (15)	Provider of comprehensive wealth management services	First lien senior secured revolving loan	13.50%	Base Rate (Q)	5.00%	03/2022	03/2028		0.5	0.5	0.4	(2)(6)(11)
		First lien senior secured loan	11.59%	SOFR (Q)	6.00%	03/2022	03/2028		3.7	3.7	3.6	(2)(6)(11)
		Senior subordinated loan	12.00% PIK			03/2022	03/2029		3.3	3.3	3.1	(2)(6)
		Series A preferred units				03/2022		7,199		7.2	3.5	(2)(6)
		Common units				03/2022		7,199		—	—	(2)(6)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										14.7	10.6
The Ultimus Group Midco, LLC, The Ultimus Group, LLC, and The Ultimus Group Aggregator, LP (15)	Provider of asset-servicing capabilities for fund managers	First lien senior secured revolving loan	10.42%	SOFR (Q)	5.00%	02/2019	02/2026		0.8	0.8	0.8	(2)(11)
		First lien senior secured loan	9.99%	SOFR (Q)	4.50%	02/2019	02/2026		37.1	37.1	36.4	(2)(11)
		Class A units	8.00% PIK			09/2019		1,443		2.1	2.7
		Class A units				02/2019		245		0.2	—
		Class B units				02/2019		2,167,424		—	—
		Class B units				02/2019		245,194		—	—
										40.2	39.9
Waverly Advisors, LLC and WAAM Topco, LLC (15)	Wealth management and financial planning firm	First lien senior secured loan	11.29%	SOFR (Q)	5.75%	03/2022	03/2028		0.6	0.6	0.6	(2)(6)(11)
		Class A units				06/2023		1,432,867		1.7	1.6	(6)
										2.3	2.2

										2,491.7	2,680.3		24.78%
Health Care Services
Absolute Dental Group LLC and Absolute Dental Equity, LLC (5)(15)	Dental services provider	First lien senior secured revolving loan	14.65% (5.00% PIK)	SOFR (M)	9.00%	06/2021	06/2024		5.0	5.0	5.0	(2)(11)
		First lien senior secured loan	14.65% (5.00% PIK)	SOFR (Q)	9.00%	06/2021	06/2024		54.1	54.1	54.1	(2)(11)
		Class A common units				06/2021		7,617,280		4.7	13.4	(2)
										63.8	72.5
ADG, LLC, GEDC Equity, LLC and RC IV GEDC Investor LLC (5)(15)	Dental services provider	First lien senior secured loan	9.39% (4.00% PIK)	SOFR (Q)	4.00%	09/2016	09/2026		14.9	14.9	14.9	(2)(11)
		Second lien senior secured loan	10.00% PIK			06/2023	03/2027		31.1	31.1	31.1	(2)
		Membership units				09/2016		3,000,000		—	—	(2)
		Class A common units				06/2023		10,000,000		29.4	23.9	(2)
										75.4	69.9
Advarra Holdings, Inc. (15)	Provider of central institutional review boards over clinical trials	First lien senior secured loan	10.57%	SOFR (M)	5.25%	08/2022	08/2029		4.0	4.0	4.0	(2)(11)
AHR Funding Holdings, Inc. and AHR Parent Holdings, LP	Provider of revenue cycle management solutions to hospitals	Series A preferred shares	12.75% PIK			07/2022	07/2028	35,000		40.6	40.6	(2)
	Provider of Revenue Cycle Management solutions to hospitals	Preferred units	8.00% PIK			07/2022		9,900		10.9	12.7	(2)
		Class B common units				07/2022		100,000		0.1	0.1	(2)
										51.6	53.4
AthenaHealth Group Inc., Minerva Holdco, Inc. and BCPE Co-Invest (A), LP (15)(16)	Revenue cycle management provider to the physician practices and acute care hospitals	First lien senior secured loan	8.57%	SOFR (M)	3.25%	07/2023	02/2029		0.1	0.1	0.1	(2)(11)(18)
		Series A preferred stock	10.75% PIK			02/2022		198,505		236.3	224.5	(2)
		Class A units				02/2022		10,487,951		10.5	12.7	(2)
										246.9	237.3

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
BAART Programs, Inc., MedMark Services, Inc., and Canadian Addiction Treatment Centres LP	Opiod treatment provider	First lien senior secured loan	10.65%	SOFR (Q)	5.00%	05/2022	06/2027		6.0	6.0	5.8	(2)(11)
Bambino Group Holdings, LLC	Dental services provider	Class A preferred units				12/2016		1,000,000		1.0	0.9	(2)
Center for Autism and Related Disorders, LLC (15)	Autism treatment and services provider specializing in applied behavior analysis therapy	First lien senior secured revolving loan				11/2018	11/2023		6.8	—	—	(2)(10)(14)
		First lien senior secured revolving loan				01/2022	11/2023		1.0	—	—	(2)(10)(14)
		First lien senior secured loan				06/2023	08/2023		2.9	—	—	(2)(10)
										—	—
Color Intermediate, LLC	Provider of pre-payment integrity software solution	First lien senior secured loan	10.99%	SOFR (Q)	5.50%	10/2022	10/2029		20.2	20.2	20.2	(2)(11)
Comprehensive EyeCare Partners, LLC (15)	Vision care practice management company	First lien senior secured revolving loan	12.15% (2.50% PIK)	SOFR (Q)	6.50%	02/2018	02/2025		1.9	1.9	1.8	(2)(11)
		First lien senior secured loan	12.15% (2.50% PIK)	SOFR (Q)	6.50%	02/2018	02/2025		0.3	0.3	0.3	(2)(11)
										2.2	2.1
Convey Health Solutions, Inc.	Healthcare workforce management software provider	First lien senior secured loan	10.74%	SOFR (Q)	5.25%	09/2019	09/2026		2.7	2.7	2.4	(2)(6)(11)
		First lien senior secured loan	10.74%	SOFR (Q)	5.25%	02/2022	09/2026		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	10.74%	SOFR (Q)	5.25%	10/2022	09/2026		0.1	0.1	0.1	(2)(6)(11)
										2.9	2.6
Crown CT Parent Inc., Crown CT HoldCo Inc. and Crown CT Management LLC (15)	Provider of medical devices and services for the treatment of positional plagiocephaly	First lien senior secured loan	11.04%	SOFR (Q)	5.50%	03/2022	03/2029		24.3	24.3	23.4	(2)(11)
		Class A shares				03/2022		192		1.9	1.5	(2)
		Common units				03/2022		31		0.3	0.2	(2)
										26.5	25.1
CVP Holdco, Inc. and OMERS Wildcats Investment Holdings LLC (15)	Veterinary hospital operator	First lien senior secured loan	11.82%	SOFR (M)	6.40%	10/2019	10/2025		38.6	38.6	38.6	(2)(11)
		First lien senior secured loan	11.82%	SOFR (M)	6.40%	04/2021	10/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.82%	SOFR (M)	6.40%	01/2022	10/2025		40.2	40.2	40.2	(2)(11)
		First lien senior secured loan	12.17%	SOFR (M)	6.75%	10/2022	10/2025		7.4	7.4	7.4	(2)(11)
		Class A preferred units	15.00% PIK			08/2023		1,508		0.9	0.8	(2)
		Common stock				10/2019		41,443		14.5	22.7	(2)
										101.7	109.8
Evolent Health LLC and Evolent Health, Inc.	Medical technology company focused on value based care services and payment solutions	First lien senior secured loan	11.54%	SOFR (Q)	6.00%	08/2022	01/2029		7.4	7.4	7.4	(2)(6)(11)
		First lien senior secured loan	11.54%	SOFR (Q)	6.00%	01/2023	01/2029		14.0	14.0	14.0	(2)(6)(11)
		Series A preferred shares	11.40%	SOFR (Q)	6.00%	01/2023	01/2029	3,834		3.8	4.3	(2)(6)(11)
										25.2	25.7

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
GHX Ultimate Parent Corporation, Commerce Parent, Inc. and Commerce Topco, LLC	On-demand supply chain automation solutions provider to the healthcare industry	Second lien senior secured loan	12.29%	SOFR (Q)	6.75%	05/2021	05/2029		114.0	114.0	112.9	(2)(11)
		Class A units				06/2017		15,706,534		17.4	30.2	(2)
										131.4	143.1
Global Medical Response, Inc. and GMR Buyer Corp.	Emergency air medical services provider	First lien senior secured loan	9.78%	SOFR (Q)	4.25%	06/2022	10/2025		28.8	26.5	20.0	(2)(11)(18)
		First lien senior secured loan	9.88%	SOFR (Q)	4.25%	06/2022	03/2025		12.4	11.8	8.6	(2)(11)(18)
		Second lien senior secured loan	12.17%	SOFR (Q)	6.75%	12/2021	12/2029		95.4	95.4	67.8	(2)(11)
		Warrant to purchase units of common stock				03/2018	03/2028	115,733		0.9	0.6	(2)
		Warrant to purchase units of common stock				12/2021	12/2031	1,927		0.1	—	(2)
										134.7	97.0
Hanger, Inc. (15)	Provider of orthotic and prosthetic equipment and services	First lien senior secured loan	11.58%	SOFR (M)	6.25%	10/2022	10/2028		54.0	54.0	54.0	(2)(11)
		First lien senior secured loan	11.58%	SOFR (M)	6.25%	07/2023	10/2028		16.7	16.7	16.7	(2)(11)
		Second lien senior secured loan	15.08%	SOFR (M)	9.75%	10/2022	10/2029		110.6	110.6	110.6	(2)(11)
		Second lien senior secured loan	15.08%	SOFR (M)	9.75%	07/2023	10/2029		15.4	15.4	15.4	(2)(11)
										196.7	196.7
HealthEdge Software, Inc. (15)	Provider of financial, administrative and clinical software platforms to the healthcare industry	First lien senior secured revolving loan				12/2021	04/2026		—	—	—	(2)(13)
		First lien senior secured loan	12.43%	SOFR (M)	7.00%	12/2021	04/2026		87.2	87.2	87.2	(2)(11)
		First lien senior secured loan	12.43%	SOFR (M)	7.00%	12/2022	04/2026		5.3	5.3	5.3	(2)(11)
										92.5	92.5
Honor Technology, Inc.	Nursing and home care provider	First lien senior secured loan	15.43%	SOFR (M)	10.00%	08/2021	08/2026		2.5	2.4	2.3	(2)(11)
		Warrant to purchase shares of Series D-2 preferred stock				08/2021	08/2031	133,333		0.1	—	(2)
										2.5	2.3
JDC Healthcare Management, LLC	Dental services provider	Senior subordinated loan				09/2023	09/2029		12.2	0.7	0.7	(2)(10)
KBHS Acquisition, LLC (d/b/a Alita Care, LLC) (15)	Provider of behavioral health services	First lien senior secured revolving loan	12.50% (1.25% PIK)	Base Rate (Q)	4.00%	03/2017	03/2026		0.4	0.4	0.4	(2)(11)
		First lien senior secured revolving loan	10.53% (1.25% PIK)	SOFR (Q)	5.00%	03/2017	03/2026		3.0	3.0	2.9	(2)(11)
										3.4	3.3
Lifescan Global Corporation	Provider of blood glucose monitoring systems for home and hospital use	First lien senior secured loan	11.25%	SOFR (S)	6.00%	05/2022	12/2026		12.9	12.3	10.1	(2)(11)(18)
		Second lien senior secured loan				05/2022	03/2027		0.2	0.2	0.1	(2)(10)(18)
										12.5	10.2
Medline Borrower, LP (15)	Manufacturer and distributor of medical supplies	First lien senior secured revolving loan				10/2021	10/2026		—	—	—	(13)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Napa Management Services Corporation and ASP NAPA Holdings, LLC	Anesthesia management services provider	Preferred units	15.00% PIK			06/2020		1,842		0.2	0.2	(2)
		Senior preferred units	8.00% PIK			06/2020		5,320		0.3	0.3	(2)
		Class A units				04/2016		25,277		2.5	3.5	(2)
										3.0	4.0
NMN Holdings III Corp. and NMN Holdings LP (15)	Provider of complex rehabilitation technology solutions for patients with mobility loss	First lien senior secured revolving loan	9.18%	SOFR (M)	3.75%	11/2018	08/2025		3.8	3.8	3.6	(2)(14)
		Partnership units				11/2018		30,000		3.0	3.9	(2)
										6.8	7.5
Nomi Health, Inc.	Provider of software payment services for healthcare industry	First lien senior secured loan	13.84%	SOFR (S)	8.25%	07/2023	07/2028		11.4	11.4	11.1	(2)(11)
		Warrant to purchase shares of Series B preferred stock				07/2023	07/2033	9,941		—	—	(2)
										11.4	11.1
NSPC Intermediate Corp. and NSPC Holdings, LLC	Acute and chronic pain treatment provider	Common units				02/2023		1,182		—	—	(2)
Olympia Acquisition, Inc., Olympia TopCo, L.P., and Asclepius Holdings LLC (5)(15)	Behavioral health and special education platform provider	First lien senior secured loan	13.05% (2.00% PIK)	SOFR (Q)	7.50%	01/2023	02/2027		2.4	2.4	2.4	(2)(11)
		First lien senior secured loan				09/2019	02/2027		55.1	49.3	33.0	(2)(10)
		First lien senior secured loan				02/2022	02/2027		11.2	10.2	6.7	(2)(10)
		Preferred units				07/2021	04/2024	417,189		0.3	—	(2)
		Preferred stock				02/2022		7,983		3.1	—	(2)
		Class A common units				09/2019		9,549,000		9.5	—	(2)
		Common units				02/2022		7,584		—	—	(2)
										74.8	42.1
OMH-HealthEdge Holdings, LLC	Revenue cycle management provider to the healthcare industry	First lien senior secured loan	12.75%	Base Rate (Q)	4.25%	10/2019	10/2025		25.7	25.7	25.7	(2)(11)
		First lien senior secured loan	12.75%	Base Rate (Q)	4.25%	03/2021	10/2025		15.1	15.1	15.1	(2)(11)
		First lien senior secured loan	12.75%	Base Rate (Q)	4.25%	03/2022	10/2025		0.1	0.1	0.1	(2)(11)
										40.9	40.9
Pathway Vet Alliance LLC and Jedi Group Holdings LLC (15)	Veterinary hospital operator	Second lien senior secured loan	13.18%	SOFR (M)	7.75%	03/2020	03/2028		76.3	76.3	67.9	(2)(11)
		Class R common units				03/2020		6,004,768		6.0	3.0	(2)
										82.3	70.9
PetVet Care Centers, LLC	Veterinary hospital operator	First lien senior secured loan	10.42%	SOFR (M)	5.00%	06/2022	02/2025		5.3	5.2	5.3	(2)(11)
Premise Health Holding Corp. and OMERS Bluejay Investment Holdings LP (15)	Provider of employer-sponsored onsite health and wellness clinics and pharmacies	First lien senior secured revolving loan				07/2018	04/2025		—	—	—	(13)
		First lien senior secured loan	9.34%	SOFR (S)	3.75%	07/2018	07/2025		8.5	8.5	8.2	(2)(11)
		Second lien senior secured loan	13.09%	SOFR (S)	7.50%	07/2018	07/2026		67.1	66.9	65.1	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Class A units				07/2018		9,775		9.8	12.7	(2)
										85.2	86.0
Project Ruby Ultimate Parent Corp.	Provider of care coordination and transition management software solutions	Second lien senior secured loan	11.93%	SOFR (M)	6.50%	03/2021	03/2029		193.1	193.1	189.2	(2)(11)
RTI Surgical, Inc. and Pioneer Surgical Technology, Inc. (15)	Manufacturer of biologic, metal and synthetic implants/devices	First lien senior secured revolving loan	12.17%	SOFR (M)	6.75%	07/2020	07/2026		12.4	12.4	12.4	(2)(11)
		First lien senior secured loan	12.40%	SOFR (Q)	6.75%	07/2020	07/2026		22.3	22.3	22.3	(2)(11)
										34.7	34.7
SiroMed Physician Services, Inc. and SiroMed Equity Holdings, LLC (15)	Outsourced anesthesia provider	First lien senior secured loan	10.14%	SOFR (Q)	4.75%	03/2018	03/2025		8.2	8.2	8.2	(2)(11)
		Common units				03/2018		684,854		4.8	1.2	(2)
										13.0	9.4
SM Wellness Holdings, Inc. and SM Holdco, LLC (15)	Breast cancer screening provider	Series D units	8.00% PIK			03/2023		846		0.9	1.2	(2)
		Series A units				08/2018		8,041		8.0	11.2	(2)
		Series B units				08/2018		888,756		—	—	(2)
										8.9	12.4
SOC Telemed, Inc. and PSC Spark Holdings, LP	Provider of acute care telemedicine	First lien senior secured loan	13.90% PIK	SOFR (Q)	8.50%	08/2022	08/2027		92.7	89.1	89.0	(2)(11)
		Class A-2 units				08/2022		4,812		4.9	4.8	(2)
		Warrant to purchase units of common stock				08/2022	08/2029	6,118		4.7	3.3	(2)
										98.7	97.1
Symplr Software Inc. and Symplr Software Intermediate Holdings, Inc. (15)	SaaS based healthcare compliance platform provider	First lien senior secured revolving loan	11.25%	Base Rate (Q)	2.75%	12/2020	12/2025		0.5	0.5	0.4	(2)
		First lien senior secured loan	9.97%	SOFR (Q)	4.50%	02/2022	12/2027		12.3	12.3	10.9	(2)(11)(18)
		Second lien senior secured loan	13.34%	SOFR (Q)	7.88%	12/2020	12/2028		76.2	76.2	69.4	(2)(11)
		Series C-1 preferred shares	11.00% PIK			06/2021		75,939		103.0	84.5	(2)
		Series C-2 preferred shares	11.00% PIK			06/2021		40,115		51.6	42.3	(2)
		Series C-3 preferred shares	11.00% PIK			10/2021		16,201		20.1	16.5	(2)
										263.7	224.0
Synergy HomeCare Franchising, LLC and NP/Synergy Holdings, LLC (15)	Franchisor of private-pay home care for the elderly	First lien senior secured loan	11.29%	SOFR (Q)	5.75%	04/2018	04/2026		13.1	13.1	13.1	(2)(11)
		Common units				04/2018		550		0.5	1.1
										13.6	14.2
Tempus Labs, Inc.	Provider of technology enabled precision medicine solutions	First lien senior secured loan	13.50% (3.25% PIK)	SOFR (Q)	8.25%	09/2022	09/2027		72.0	72.0	72.0	(2)(11)
		First lien senior secured loan	13.64% (3.25% PIK)	SOFR (Q)	8.25%	04/2023	09/2027		21.1	21.1	21.1	(2)(11)
										93.1	93.1
Therapy Brands Holdings LLC	Provider of software solutions for the mental and behavioral health market segments	Second lien senior secured loan	12.18%	SOFR (M)	6.75%	06/2021	05/2029		29.1	28.9	27.3	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Touchstone Acquisition, Inc. and Touchstone Holding, L.P.	Manufacturer of consumable products in the dental, medical, cosmetic and consumer/industrial end-markets	Class A preferred units	8.00% PIK			11/2018		2,149		3.2	4.3	(2)
U.S. Anesthesia Partners, Inc. & U.S. Anesthesia Partners Holdings, Inc.	Anesthesiology service provider	Second lien senior secured loan	12.94%	SOFR (M)	7.50%	10/2021	10/2029		147.8	147.8	136.0	(2)(11)
		Common stock				12/2021		3,671,429		12.9	10.0	(2)
										160.7	146.0
United Digestive MSO Parent, LLC and Koln Co-Invest Unblocked, LP (15)	Gastroenterology physician group	First lien senior secured loan	12.29%	SOFR (Q)	6.75%	03/2023	03/2029		10.4	10.4	10.4	(2)(11)
		Class A interests				03/2023		4,623		4.6	4.5
										15.0	14.9
Viant Medical Holdings, Inc.	Manufacturer of plastic and rubber components for health care equipment	First lien senior secured loan	9.18%	SOFR (M)	3.75%	05/2022	07/2025		6.9	6.4	6.7	(2)(18)
VPP Intermediate Holdings, LLC and VPP Group Holdings, L.P. (15)	Veterinary hospital operator	First lien senior secured revolving loan	13.75%	Base Rate (Q)	5.25%	12/2021	12/2027		0.2	0.2	0.2	(2)(11)(14)
		First lien senior secured loan	11.67%	SOFR (M)	6.25%	12/2021	12/2027		6.2	6.2	6.2	(2)(11)
		First lien senior secured loan	11.92%	SOFR (M)	6.50%	08/2022	12/2027		9.2	9.2	9.2	(2)(11)
		Class A-2 units				12/2021		7,524		7.5	10.9	(2)
		Class A-2 units				03/2023		45		0.1	0.1	(2)
										23.2	26.6
Wellpath Holdings, Inc. (15)	Correctional facility healthcare operator	First lien senior secured revolving loan	10.68%	SOFR (M)	5.25%	10/2018	10/2024		6.2	6.2	5.0	(2)(14)
		First lien senior secured loan	11.18%	SOFR (Q)	5.50%	09/2018	10/2025		33.3	33.2	26.8	(2)(18)
										39.4	31.8
WSHP FC Acquisition LLC and WSHP FC Holdings LLC (15)	Provider of biospecimen products for pharma research	First lien senior secured revolving loan	11.79%	SOFR (Q)	6.25%	03/2018	03/2028		15.3	15.3	14.7	(2)(11)(14)
		First lien senior secured loan	11.79%	SOFR (Q)	6.25%	03/2018	03/2028		32.8	32.8	31.5	(2)(11)
		First lien senior secured loan	11.79%	SOFR (Q)	6.25%	02/2019	03/2028		4.5	4.5	4.3	(2)(11)
		First lien senior secured loan	11.79%	SOFR (Q)	6.25%	08/2019	03/2028		13.8	13.8	13.2	(2)(11)
		First lien senior secured loan	11.79%	SOFR (Q)	6.25%	10/2019	03/2028		10.6	10.6	10.2	(2)(11)
		First lien senior secured loan	11.79%	SOFR (Q)	6.25%	10/2021	03/2028		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.79%	SOFR (Q)	6.25%	11/2021	03/2028		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.79%	SOFR (Q)	6.25%	07/2022	03/2028		30.9	30.9	29.6	(2)(11)
		Common units				07/2022		33,583		4.8	4.5
										112.9	108.2

										2,619.9	2,482.8		22.95%
Commercial and Professional Services

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Accommodations Plus Technologies LLC and Accommodations Plus Technologies Holdings LLC (15)	Provider of outsourced crew accommodations and logistics management solutions to the airline industry	First lien senior secured revolving loan	12.29%	SOFR (Q)	6.75%	05/2018	05/2025		4.1	4.1	4.1	(2)(11)
		Class A common units				05/2018		236,358		4.3	10.5
										8.4	14.6
Aero Operating LLC	Provider of snow removal and melting service for airports and marine terminals	First lien senior secured loan	14.40%	SOFR (Q)	9.00%	02/2020	02/2026		35.9	35.9	30.9	(2)(11)
		First lien senior secured loan	14.40%	SOFR (Q)	9.00%	12/2021	02/2026		1.1	1.1	1.0	(2)(11)
										37.0	31.9
AI Fire Buyer, Inc. and AI Fire Parent LLC (15)	Provider of fire safety and life safety services	First lien senior secured revolving loan	11.18%	SOFR (Q)	5.50%	03/2021	03/2027		1.9	1.9	1.9	(2)(11)
		First lien senior secured revolving loan	13.25%	Base Rate (Q)	4.75%	03/2021	03/2027		0.8	0.8	0.8	(2)(11)
		First lien senior secured loan	11.08%	SOFR (S)	5.50%	03/2021	03/2027		30.5	30.5	30.5	(2)(11)
		First lien senior secured loan	10.87%	SOFR (Q)	5.50%	06/2022	03/2027		13.7	13.7	13.7	(2)(11)
		Second lien senior secured loan	16.47% PIK	SOFR (Q)	10.75%	03/2021	09/2027		51.3	51.3	51.3	(2)(11)
		Second lien senior secured loan	16.47% PIK	SOFR (Q)	10.75%	05/2022	09/2027		11.6	11.6	11.6	(2)(11)
		Second lien senior secured loan	16.47% PIK	SOFR (Q)	10.75%	06/2022	09/2027		11.2	11.2	11.2	(2)(11)
		Common units				03/2021		46,990		4.7	7.4	(2)
										125.7	128.4
Applied Technical Services, LLC (15)	Provider engineering, testing, and inspection services to various industrial, commercial and consumer customers	First lien senior secured revolving loan	13.50%	Base Rate (Q)	5.00%	05/2022	12/2026		1.5	1.3	1.5	(2)(11)
		First lien senior secured loan	11.54%	SOFR (Q)	6.00%	05/2022	12/2026		1.0	1.0	1.0	(2)(11)
		First lien senior secured loan	11.54%	SOFR (Q)	6.00%	09/2023	12/2026		1.4	1.4	1.4	(2)(11)
										3.7	3.9
Argenbright Holdings V, LLC and Amberstone Security Group Limited (15)	Provider of outsourced security guard services, outsourced facilities management and outsourced aviation services	First lien senior secured loan	12.77%	SOFR (Q)	7.25%	11/2021	11/2026		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	12.77%	SOFR (Q)	7.25%	08/2022	11/2026		6.0	5.9	5.9	(2)(6)(11)
										6.0	6.0
BH-Sharp Holdings LP	Provider of commercial knife sharpening and cutlery services in the restaurant industry	Common units				03/2017		2,950,000		3.0	2.6	(2)
Capstone Acquisition Holdings, Inc. and Capstone Parent Holdings, LP (15)	Outsourced supply chain solutions provider to operators of distribution centers	First lien senior secured revolving loan				11/2020	11/2025		—	—	—	(13)
		First lien senior secured loan	10.17%	SOFR (M)	4.75%	11/2020	11/2027		0.2	0.2	0.2	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Second lien senior secured loan	14.17%	SOFR (M)	8.75%	11/2020	11/2028		68.3	68.3	68.3	(2)(11)
		Class A units				11/2020		10,581		10.6	18.2	(2)
										79.1	86.7
Compex Legal Services, Inc. (15)	Provider of outsourced litgated and non-litigated medical records retrieval services	First lien senior secured revolving loan	10.94%	SOFR (Q)	5.45%	05/2022	02/2025		0.4	0.3	0.4	(2)(11)
		First lien senior secured loan	11.45%	SOFR (Q)	6.00%	07/2023	02/2026		2.0	2.0	2.0	(2)(11)
										2.3	2.4
DTI Holdco, Inc. and OPE DTI Holdings, Inc.	Provider of legal process outsourcing and managed services	Class A common stock				08/2014		7,500		7.5	7.4	(2)
		Class B common stock				08/2014		7,500		—	—	(2)
										7.5	7.4
Elevation Services Parent Holdings, LLC (15)	Elevator service platform	First lien senior secured revolving loan	11.52%	SOFR (Q)	6.00%	12/2020	12/2026		2.6	2.6	2.5	(2)(11)(14)
		First lien senior secured loan	11.54%	SOFR (Q)	6.00%	12/2020	12/2026		10.1	10.1	9.8	(2)(11)
		First lien senior secured loan	11.52%	SOFR (Q)	6.00%	05/2022	12/2026		9.1	9.1	8.8	(2)(11)
										21.8	21.1
FlyWheel Acquireco, Inc. (15)	Professional employer organization offering human resources, compliance and risk management services	First lien senior secured revolving loan	11.83%	SOFR (M)	6.50%	05/2023	05/2028		5.5	5.5	5.4	(2)(11)
		First lien senior secured loan	11.83%	SOFR (M)	6.50%	05/2023	05/2030		52.6	52.6	51.6	(2)(11)
										58.1	57.0
HH-Stella, Inc. and Bedrock Parent Holdings, LP (15)	Provider of municipal solid waste transfer management services	First lien senior secured revolving loan				04/2021	04/2027		—	—	—	(13)
		First lien senior secured loan	11.54%	SOFR (Q)	6.00%	04/2021	04/2028		8.9	8.9	8.9	(2)(11)
		Class A units				04/2021		32,982		3.3	2.6	(2)
										12.2	11.5
ISQ Hawkeye Holdco, Inc. and ISQ Hawkeye Holdings, L.P. (15)	Provider of commercial and industrial waste processing and disposal services	First lien senior secured revolving loan				08/2022	08/2028		—	—	—	(13)
		First lien senior secured loan	11.38%	SOFR (M)	6.00%	08/2022	08/2029		4.1	4.1	4.1	(2)(11)
		Class A units				09/2022		12,501		12.5	18.4	(2)
										16.6	22.5
Kellermeyer Bergensons Services, LLC	Provider of janitorial and facilities management services	First lien senior secured loan	11.52%	SOFR (Q)	6.00%	11/2019	11/2026		56.3	56.2	49.0	(2)(11)
		First lien senior secured loan	11.52%	SOFR (Q)	6.00%	07/2021	11/2026		0.1	0.1	0.1	(2)(11)
										56.3	49.1
Kings Buyer, LLC (15)	Provider of comprehensive outsourced waste management consolidation services	First lien senior secured loan	12.00%	SOFR (S)	6.50%	09/2023	10/2027		16.5	16.5	16.2	(2)(11)
KPS Global LLC and Cool Group LLC	Manufacturer of walk-in cooler and freezer systems	First lien senior secured loan	11.40%	SOFR (M)	5.99%	04/2017	04/2024		7.6	7.6	7.6	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	11.40%	SOFR (M)	5.99%	11/2018	04/2024		2.0	2.0	2.0	(2)(11)
		Class A units				09/2018		13,292		1.1	4.9
										10.7	14.5
Laboratories Bidco LLC and Laboratories Topco LLC (15)	Lab testing services for nicotine containing products	First lien senior secured revolving loan	12.32% (2.75% PIK)	SOFR (Q)	6.75%	07/2021	07/2027		0.6	0.6	0.6	(2)(11)
		First lien senior secured revolving loan	15.25% (2.75% PIK)	Base Rate (Q)	6.75%	07/2021	07/2027		4.6	4.6	4.2	(2)(11)
		First lien senior secured loan	12.15% (2.75% PIK)	CDOR (Q)	6.75%	10/2019	07/2027		23.4	23.9	21.5	(2)(11)
		First lien senior secured loan	12.17% (2.75% PIK)	SOFR (Q)	6.75%	10/2019	07/2027		16.6	16.6	15.2	(2)(11)
		First lien senior secured loan	12.17% (2.75% PIK)	SOFR (Q)	6.75%	10/2020	07/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	12.27% (2.75% PIK)	SOFR (Q)	6.75%	07/2021	07/2027		4.4	4.4	4.0	(2)(11)
		Class A units				07/2021		3,099,335		4.6	2.9	(2)
										54.8	48.5
Lightbeam Bidco, Inc. (15)	Provider of yard management services	First lien senior secured revolving loan	11.71%	SOFR (Q)	6.25%	05/2023	05/2029		0.1	0.1	0.1	(2)(11)(14)
		First lien senior secured loan	11.72%	SOFR (Q)	6.25%	05/2023	05/2030		4.6	4.6	4.5	(2)(11)
										4.7	4.6
LJP Purchaser, Inc. and LJP Topco, LP (15)	Provider of non-hazardous solid waste and recycling services	First lien senior secured loan	11.73%	SOFR (M)	6.25%	09/2022	09/2028		9.7	9.7	9.6	(2)(11)
		Class A units	8.00% PIK			09/2022		5,098,000		5.5	5.8	(2)
										15.2	15.4
Marmic Purchaser, LLC and Marmic Topco, L.P. (15)	Provider of recurring fire protection services	First lien senior secured loan	11.29%	SOFR (Q)	5.75%	03/2021	03/2027		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	11.86%	SOFR (Q)	6.25%	02/2022	03/2027		0.8	0.8	0.8	(2)(11)
		First lien senior secured loan	11.29%	SOFR (Q)	5.75%	02/2022	03/2027		1.6	1.6	1.6	(2)(11)
		First lien senior secured loan	11.65%	SOFR (S)	6.00%	02/2022	03/2027		0.9	0.9	0.9	(2)(11)
		Limited partnership units	8.00% PIK			03/2021		1,929,237		2.4	4.4	(2)
										5.9	7.9
Microstar Logistics LLC, Microstar Global Asset Management LLC, MStar Holding Corporation and Kegstar USA Inc.	Keg management solutions provider	Second lien senior secured loan	14.39%	SOFR (Q)	9.00%	08/2020	07/2025		168.3	168.3	168.3	(2)(11)
		Second lien senior secured loan	14.39%	SOFR (Q)	9.00%	08/2023	07/2025		8.6	8.6	8.6	(2)(11)
		Series A preferred stock				08/2020		1,507		1.5	3.3	(2)
		Series B preferred stock	19.00% PIK			09/2023		12,000		12.0	12.0	(2)
		Common stock				12/2012		54,710		4.9	5.1	(2)
										195.3	197.3
NAS, LLC and Nationwide Marketing Group, LLC (15)	Buying and marketing services organization for appliance, furniture and consumer electronics dealers	First lien senior secured revolving loan	12.04%	SOFR (Q)	6.50%	11/2020	06/2024		0.6	0.6	0.6	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	12.04%	SOFR (Q)	6.50%	11/2020	06/2024		6.2	6.2	6.2	(2)(11)
		First lien senior secured loan	12.04%	SOFR (Q)	6.50%	12/2021	06/2024		2.3	2.3	2.3	(2)(11)
		First lien senior secured loan	12.04%	SOFR (Q)	6.50%	05/2022	06/2024		1.3	1.3	1.3	(2)(11)
										10.4	10.4
Neptune Bidco US Inc. and Elliott Metron Co-Investor Aggregator L.P. (15)	Provider of audience insights, data and analytics to entertainment industry	First lien senior secured loan	10.15%	SOFR (Q)	4.75%	10/2022	10/2028		81.7	75.9	73.5	(2)(11)
		First lien senior secured loan	8.64%	Euribor (Q)	5.00%	10/2022	04/2029		9.8	8.3	9.3	(2)(18)
		First lien senior secured loan	10.40%	SOFR (Q)	5.00%	10/2022	04/2029		99.0	91.2	88.9	(2)(11)(18)
		First lien senior secured note	9.29%			11/2022	04/2029		52.8	51.5	47.9	(2)(18)
		Second lien senior secured loan	15.15%	SOFR (Q)	9.75%	10/2022	10/2029		221.3	221.3	208.0	(2)(11)
		Limited partnership interests				10/2022		4,040,000		4.1	4.6	(2)
										452.3	432.2
Nest Topco Borrower Inc., KKR Nest Co-Invest L.P., and NBLY 2021-1	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan	16.00%	Base Rate (Q)	7.50%	09/2021	08/2029		119.1	119.1	119.1	(2)(11)
		Limited partner interest				09/2021		9,725,000		9.7	10.0	(2)
										128.8	129.1
North American Fire Holdings, LLC and North American Fire Ultimate Holdings, LLC (15)	Provider of fire safety and life safety services	First lien senior secured revolving loan	10.96%	SOFR (Q)	5.50%	05/2021	05/2027		0.5	0.5	0.5	(2)(11)
		First lien senior secured loan	11.04%	SOFR (Q)	5.50%	05/2021	05/2027		19.8	19.8	19.8	(2)(11)
		First lien senior secured loan	11.03%	SOFR (Q)	5.50%	03/2022	05/2027		6.8	6.8	6.8	(2)(11)
		Common units				05/2021		884,916		0.9	3.8	(2)
										28.0	30.9
North Haven Fairway Buyer, LLC, Fairway Lawns, LLC and Command Pest Control, LLC (15)	Provider of lawncare services	First lien senior secured loan	11.88%	SOFR (Q)	6.50%	12/2022	05/2028		14.4	14.3	14.4	(2)(11)
North Haven Stack Buyer, LLC (15)	Provider of environmental testing services	First lien senior secured revolving loan	11.03%	SOFR (Q)	5.50%	07/2021	07/2027		0.9	0.9	0.9	(2)(11)
		First lien senior secured revolving loan	13.00%	Base Rate (Q)	4.50%	07/2021	07/2027		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	11.02%	SOFR (Q)	5.50%	07/2021	07/2027		7.9	7.8	7.9	(2)(11)
										8.9	9.0
Priority Waste Holdings LLC, Priority Waste Holdings Indiana LLC and Priority Waste Super Holdings, LLC (15)	Solid waste services provider	First lien senior secured loan	13.39% (4.00% PIK)	SOFR (M)	8.00%	08/2023	08/2029		20.9	20.5	20.5	(2)(11)
		Warrant to purchase units of Class A common units				08/2023	08/2036	31,736		0.6	0.6	(2)
										21.1	21.1

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Pritchard Industries, LLC and LJ Pritchard TopCo Holdings, LLC	Provider of janitorial and facilities management services	First lien senior secured loan	11.09%	SOFR (Q)	5.50%	10/2021	10/2027		67.9	67.9	65.8	(2)(11)
		Class A units				10/2021		7,900,000		7.9	5.7	(2)
										75.8	71.5
PS Operating Company LLC and PS Op Holdings LLC (5)(15)	Specialty distributor and solutions provider to the swine and poultry markets	First lien senior secured revolving loan	11.65%	SOFR (Q)	6.00%	12/2021	12/2024		4.3	4.3	4.3	(2)(11)
		First lien senior secured loan	11.65%	SOFR (Q)	6.00%	12/2021	12/2024		14.9	14.9	14.9	(2)(11)
		Common unit				12/2021		279,200		7.4	5.7	(2)
										26.6	24.9
PSC Group LLC (15)	Provider of operational services for US petrochemical and refining companies	First lien senior secured revolving loan				07/2019	07/2025		—	—	—	(13)
		First lien senior secured loan	11.52%	SOFR (Q)	6.00%	07/2019	07/2025		33.6	33.6	33.6	(2)(11)
		First lien senior secured loan	11.29%	SOFR (Q)	5.75%	07/2019	07/2025		0.7	0.7	0.7	(2)(11)
		First lien senior secured loan	11.17%	LIBOR (Q)	5.50%	12/2021	07/2025		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	11.30%	SOFR (Q)	5.75%	12/2021	07/2025		2.9	2.9	2.9	(2)(11)
		First lien senior secured loan	11.46%	SOFR (Q)	6.00%	12/2021	07/2025		0.4	0.4	0.4	(2)(11)
		First lien senior secured loan	11.05%	SOFR (Q)	5.50%	12/2021	07/2025		7.9	7.9	7.9	(2)(11)
		First lien senior secured loan	11.52%	SOFR (Q)	6.00%	04/2022	07/2025		2.4	2.4	2.4	(2)(11)
										48.1	48.1
R2 Acquisition Corp.	Marketing services	Common stock				05/2007		250,000		0.2	0.2	(2)
RC V Tecmo Investor LLC	Technology based aggregator for facility maintenance services	Common member units				08/2020		9,624,000		8.3	19.2	(2)
RE Community Holdings GP, LLC and RE Community Holdings, LP	Operator of municipal recycling facilities	Limited partnership interest				03/2011		2.86%		—	—	(2)
		Limited partnership interest				03/2011		2.49%		—	—	(2)
										—	—
Registrar Intermediate, LLC and PSP Registrar Co-Investment Fund, L.P. (15)	Provider of FDA registration and consulting services	First lien senior secured revolving loan	10.93%	SOFR (M)	5.50%	08/2021	08/2027		1.4	1.4	1.3	(2)(11)
		First lien senior secured loan	11.05%	SOFR (S)	5.50%	08/2021	08/2027		2.7	2.7	2.6	(2)(11)
		Limited partner interests				08/2021		1.13%		2.7	1.8	(2)
										6.8	5.7
Rodeo AcquisitionCo LLC (15)	Provider of food inspection and recovery services	First lien senior secured revolving loan	11.56%	SOFR (Q)	6.00%	07/2021	07/2027		1.9	1.9	1.9	(2)(11)
		First lien senior secured loan	11.57%	SOFR (Q)	6.00%	07/2021	07/2027		16.8	16.8	16.5	(2)(11)
										18.7	18.4
Saturn Purchaser Corp.	Private aviation management company	First lien senior secured loan	10.92%	SOFR (M)	5.60%	07/2023	07/2029		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.01%	SOFR (Q)	5.50%	07/2023	07/2029		1.7	1.7	1.7	(2)(11)
										1.8	1.8

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Schill Landscaping and Lawn Care Services LLC, Tender Lawn Care ULC and Landscape Parallel Partners, L.P. (15)	Provider of landscape design and planning, and snow removal services	First lien senior secured revolving loan	11.17%	SOFR (M)	5.75%	12/2021	12/2027		0.8	0.8	0.8	(2)(11)
		First lien senior secured loan	11.17%	SOFR (M)	5.75%	12/2021	12/2027		1.9	1.9	1.9	(2)(11)
		Class A units				12/2021		5,154		12.9	16.6	(2)
										15.6	19.3
Shermco Intermediate Holdings, Inc. (15)	Provider of electrician services	First lien senior secured revolving loan	13.00%	Base Rate (Q)	4.50%	05/2022	06/2026		0.7	0.6	0.7	(2)
		First lien senior secured loan	10.82% (1.00% PIK)	SOFR (M)	5.50%	05/2022	06/2026		5.2	5.2	5.2	(2)(11)
		First lien senior secured loan	10.95% (1.00% PIK)	SOFR (Q)	5.50%	09/2023	06/2026		0.4	0.4	0.4	(2)(11)
										6.2	6.3
SSE Buyer, Inc., Supply Source Enterprises, Inc., Impact Products LLC, The Safety Zone, LLC and SSE Parent, LP	Manufacturer and distributor of personal protection equipment, commercial cleaning, maintenance and safety products	Second lien senior secured loan				06/2020	06/2026		24.3	21.0	4.0	(2)(10)
		Limited partnership class A-1 units				06/2020		2,173		1.1	—	(2)
		Limited partnership class A-2 units				06/2020		2,173		1.1	—	(2)
										23.2	4.0
Startec Equity, LLC (5)	Communication services	Member interest				04/2010		190,581		—	—
Stealth Holding LLC and UCIT Online Security Inc. (15)	Live video monitoring solutions provider	First lien senior secured loan	12.17%	SOFR (Q)	6.75%	03/2021	03/2026		52.6	52.6	52.6	(2)(6)(11)
		First lien senior secured loan	14.25%	Base Rate (Q)	5.75%	03/2021	03/2026		0.8	0.8	0.8	(2)(6)(11)
		First lien senior secured loan	12.22%	SOFR (Q)	6.75%	03/2022	03/2026		5.1	5.1	5.1	(2)(6)(11)
		First lien senior secured loan	12.26%	SOFR (Q)	6.75%	06/2023	03/2026		7.7	7.7	7.7	(2)(6)(11)
										66.2	66.2
Systems Planning and Analysis, Inc. (15)	Provider of systems engineering and technical assistance to the US DoD	First lien senior secured loan	11.49%	SOFR (S)	6.00%	05/2022	08/2027		1.0	1.0	1.0	(2)(11)
The NPD Group, L.P., IRI Group Holdings, Inc., Information Resources, Inc. and IRI-NPD Co-Invest Aggregator, L.P. (15)	Market research company focused on the consumer packaged goods industry	First lien senior secured revolving loan	11.08%	SOFR (M)	5.75%	08/2022	12/2027		1.4	1.4	1.4	(2)(11)(14)
		First lien senior secured revolving loan	13.25%	Base Rate (Q)	4.75%	08/2022	12/2027		1.2	1.2	1.2	(2)(11)(14)
		First lien senior secured loan	11.58% (2.75% PIK)	SOFR (M)	6.25%	08/2022	12/2028		216.6	216.6	216.6	(2)(11)
		Class A units				08/2022		11,242		11.6	15.0	(2)
										230.8	234.2
Thermostat Purchaser III, Inc. (15)	Provider of commercial HVAC equipment maintenance and repair services	First lien senior secured revolving loan				08/2021	08/2026		—	—	—	(13)
		Second lien senior secured loan	12.82%	SOFR (Q)	7.25%	08/2021	08/2029		23.0	23.0	22.3	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										23.0	22.3
Visual Edge Technology, Inc. (5)(15)	Provider of outsourced office solutions with a focus on printer and copier equipment and other parts and supplies	First lien senior secured loan	12.55% (1.25% PIK)	SOFR (Q)	7.00%	07/2023	12/2025		33.4	32.7	33.4	(2)(11)
		Senior preferred stock	10.00% PIK			07/2023		4,737		40.9	45.5	(2)
		Junior preferred stock				07/2023		6,600		—	—	(2)
		Warrant to purchase shares of common stock				08/2017	08/2030	10,358,572		3.9	—	(2)
										77.5	78.9
VRC Companies, LLC (15)	Provider of records and information management services	Senior subordinated loan	12.00% (2.00% PIK)			05/2022	06/2028		5.1	5.2	4.8	(2)
Wash Encore Holdings, LLC	Provider of outsourced healthcare linen management solutions	First lien senior secured loan	11.45%	SOFR (Q)	5.75%	07/2021	07/2027		97.8	97.8	95.8	(2)(11)
XIFIN, Inc. and ACP Charger Co-Invest LLC (15)	Revenue cycle management provider to labs	First lien senior secured revolving loan	11.29%	SOFR (Q)	5.75%	02/2020	02/2026		4.9	4.9	4.7	(2)(11)
		First lien senior secured revolving loan	13.25%	Base Rate (Q)	4.75%	02/2020	02/2026		0.7	0.7	0.6	(2)(11)
		First lien senior secured loan	11.29%	SOFR (Q)	5.75%	07/2021	02/2026		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.29%	SOFR (Q)	5.75%	12/2021	02/2026		36.7	36.7	35.2	(2)(11)
		Class A units				02/2020		180,000		1.8	2.8	(2)
		Class B units				12/2021		46,363		0.9	0.7	(2)
										45.1	44.1

										2,182.5	2,163.3		20.00%
Investment Funds and Vehicles
ACAS Equity Holdings Corporation (5)	Investment company	Common stock				01/2017		589		0.4	0.4	(6)
ARES 2007-3R	Investment vehicle	Subordinated notes				01/2017	04/2021	20,000,000		—	0.1	(6)
Blue Wolf Capital Fund II, L.P. (4)	Investment partnership	Limited partnership interest				01/2017		8.50%		—	0.1	(6)(18)
CoLTs 2005-1 Ltd. (5)	Investment vehicle	Preferred shares				01/2017	03/2015	360		—	—	(6)
CREST Exeter Street Solar 2004-1	Investment vehicle	Preferred shares				01/2017	06/2039	3,500,000		—	—	(6)
European Capital UK SME Debt LP (4)(16)	Investment partnership	Limited partnership interest				01/2017		45.00%		8.2	15.7	(6)
HCI Equity, LLC (5)	Investment company	Member interest				04/2010		100.00%		—	—	(6)(18)
Partnership Capital Growth Investors III, L.P.	Investment partnership	Limited partnership interest				10/2011		2.50%		1.8	4.8	(2)(6)(18)
PCG-Ares Sidecar Investment II, L.P. (4)(16)	Investment partnership	Limited partnership interest				10/2014		100.00%		7.2	17.4	(2)(6)
PCG-Ares Sidecar Investment, L.P. (4)(16)	Investment partnership	Limited partnership interest				05/2014		100.00%		4.3	0.7	(6)
Piper Jaffray Merchant Banking Fund I, L.P.	Investment partnership	Limited partnership interest				08/2012		2.00%		0.1	0.5	(6)(18)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Senior Direct Lending Program, LLC (5)(17)	Co-investment vehicle	Subordinated certificates	13.44%	SOFR (Q)	8.00%	07/2016	12/2036		1,266	1,258.6	1,215.7	(6)(12)
		Membership interest						87.50%		—	—	(6)
										1,258.6	1,215.7
VSC Investors LLC	Investment company	Membership interest				01/2008		1.95%		—	—	(2)(6)(18)

										1,280.6	1,255.4		11.61%
Insurance Services
Accession Risk Management Group, Inc. and RSC Insurance Brokerage, Inc. (15)	Insurance broker	First lien senior secured loan	11.02%	SOFR (Q)	5.50%	11/2019	10/2026		32.6	32.6	31.6	(2)(11)
Acrisure, LLC	Independent property and casualty insurance brokerage	First lien senior secured loan	11.12%	SOFR (Q)	5.75%	05/2023	02/2027		0.2	0.2	0.2	(2)(11)(18)
Alera Group, Inc.	Insurance service provider	First lien senior secured loan	11.42%	SOFR (M)	6.00%	09/2021	10/2028		60.2	60.2	60.2	(2)(11)
Amynta Agency Borrower Inc. and Amynta Warranty Borrower Inc.	Insurance service provider	First lien senior secured loan	10.42%	SOFR (M)	5.00%	02/2023	02/2028		1.0	1.0	1.0	(2)(18)
AQ Sunshine, Inc. (15)	Specialized insurance broker	First lien senior secured revolving loan	11.79%	SOFR (Q)	6.25%	04/2019	04/2024		3.2	3.2	3.1	(2)(11)(14)
		First lien senior secured loan	11.79%	SOFR (Q)	6.25%	04/2019	04/2025		8.4	8.4	8.2	(2)(11)
		First lien senior secured loan	11.79%	SOFR (Q)	6.25%	10/2020	04/2025		5.5	5.5	5.4	(2)(11)
		First lien senior secured loan	11.79%	SOFR (Q)	6.25%	06/2021	04/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.79%	SOFR (Q)	6.25%	01/2022	04/2025		8.9	8.9	8.6	(2)(11)
		First lien senior secured loan	11.79%	SOFR (Q)	6.25%	05/2022	04/2025		1.0	1.0	1.0	(2)(11)
										27.1	26.4
Ardonagh Midco 2 plc and Ardonagh Midco 3 plc (15)	Insurance broker and underwriting servicer	First lien senior secured loan	12.51%	SONIA (S)	7.00%	06/2020	07/2026		75.8	79.4	75.8	(2)(6)(11)
		First lien senior secured loan	10.95%	Euribor (S)	7.00%	06/2020	07/2026		6.9	7.5	6.9	(2)(6)(11)
		First lien senior secured loan	11.14%	SOFR (S)	5.75%	08/2021	07/2026		90.0	90.0	89.1	(2)(6)(11)
		First lien senior secured loan	12.57%	SOFR (S)	6.75%	08/2022	07/2026		15.6	15.6	15.6	(2)(6)(11)
		First lien senior secured loan	10.45%	Euribor (S)	6.50%	08/2022	07/2026		66.1	64.5	66.1	(2)(6)(11)
		Senior subordinated loan	11.50%			06/2020	01/2027		1.4	1.4	1.4	(2)(6)(18)
										258.4	254.9
Benecon Midco II LLC and Locutus Holdco LLC (15)	Employee benefits provider for small and mid-size employers	Common units				12/2020		9,803,682		10.0	31.0
Captive Resources Midco, LLC (15)	Provider of independent consulting services to member-owned group captives	First lien senior secured loan	11.07% (2.88% PIK)	SOFR (M)	5.75%	07/2022	07/2029		0.1	0.1	0.1	(2)(11)
Daylight Beta Parent LLC and CFCo, LLC (4)	Health insurance sales platform provider	First lien senior secured loan	10.00% PIK			09/2023	09/2033		11.7	11.6	11.7	(2)
		First lien senior secured loan				09/2023	09/2038		20.8	0.4	0.4	(2)
		Class B units				09/2023		32,391,330		—	—	(2)
										12.0	12.1

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Foundation Risk Partners, Corp. (15)	Full service independent insurance agency	First lien senior secured loan	11.49%	SOFR (Q)	6.00%	10/2021	10/2028		103.9	103.9	103.9	(2)(11)
		First lien senior secured loan	11.49%	SOFR (Q)	6.00%	04/2022	10/2028		36.2	36.2	36.2	(2)(11)
										140.1	140.1
Galway Borrower LLC (15)	Insurance service provider	First lien senior secured revolving loan				09/2021	9/1/2027		—	—	—	(13)
		First lien senior secured loan	10.64%	SOFR (Q)	5.25%	09/2021	09/2028		34.9	34.9	34.2	(2)(11)
										34.9	34.2
High Street Buyer, Inc. and High Street Holdco LLC (15)(16)	Insurance brokerage platform	First lien senior secured loan	11.54%	SOFR (Q)	6.00%	04/2021	04/2028		22.6	22.6	22.6	(2)(11)
		First lien senior secured loan	11.54%	SOFR (Q)	6.00%	08/2021	04/2028		12.2	12.2	12.2	(2)(11)
		First lien senior secured loan	11.29%	SOFR (M)	5.75%	02/2022	04/2028		18.6	18.6	18.6	(2)(11)
		Series A preferred units	10.00% PIK			04/2021		172,211,694		198.6	180.7	(2)
		Series A common units	10.00% PIK			04/2021		4,649,000		5.5	9.6	(2)
		Series C common units	10.00% PIK			04/2021		8,743,368		0.7	18.1	(2)
										258.2	261.8
Inszone Mid, LLC and INSZ Holdings, LLC (15)	Insurance brokerage firm	First lien senior secured revolving loan	12.17%	SOFR (M)	6.75%	11/2022	11/2028		1.2	1.2	1.2	(2)(11)
		First lien senior secured loan	12.17%	SOFR (M)	6.75%	11/2022	11/2028		26.5	26.5	26.5	(2)(11)
		Limited partnership interests				11/2022		265,285		1.7	2.4
										29.4	30.1
OneDigital Borrower LLC (15)	Benefits broker and outsourced workflow automation platform provider for brokers	First lien senior secured revolving loan	11.25%	Base Rate (Q)	2.75%	11/2020	11/2025		1.3	1.2	1.3	(2)(14)
Patriot Growth Insurance Services, LLC (15)	National retail insurance agency	First lien senior secured loan	11.28%	SOFR (Q)	5.75%	10/2021	10/2028		15.9	15.7	15.4	(2)(11)
People Corporation (15)	Provider of group benefits, group retirement and human resources services	First lien senior secured revolving loan	13.75%	Base Rate (Q)	5.25%	02/2021	02/2027		3.7	3.7	3.7	(6)(11)
		First lien senior secured loan	11.75%	CDOR (Q)	6.25%	02/2021	02/2028		38.6	41.6	38.6	(2)(6)(11)
		First lien senior secured loan	11.22%	CDOR (Q)	5.75%	09/2021	02/2028		22.3	22.8	22.3	(2)(6)(11)
		First lien senior secured loan	11.44%	CDOR (M)	6.00%	09/2023	02/2028		0.5	0.5	0.5	(2)(6)(11)
										68.6	65.1
Riser Merger Sub, Inc. (15)	Insurance program administrator	First lien senior secured loan	11.27%	SOFR (Q)	5.88%	08/2022	08/2028		1.7	1.7	1.7	(2)(11)
		First lien senior secured loan	11.06%	SONIA (Q)	5.88%	08/2022	08/2028		0.6	0.7	0.6	(2)(11)
		First lien senior secured loan	11.87%	SOFR (Q)	6.50%	05/2023	08/2028		0.6	0.6	0.6	(2)(11)
										3.0	2.9
SageSure Holdings, LLC and SageSure LLC (15)	Insurance service provider	Second lien senior secured loan	11.36%	SOFR (Q)	5.75%	01/2022	01/2028		0.7	0.7	0.7	(2)(11)
		Series A units				02/2022		886		19.6	29.2
										20.3	29.9

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
SCM Insurance Services Inc. (15)	Provider of claims management, claims investigation & support and risk management solutions for the Canadian property and casualty insurance industry	First lien senior secured loan	11.76%	CDOR (Q)	6.25%	06/2022	08/2025		0.1	0.1	0.1	(2)(6)(11)
SelectQuote, Inc.	Direct to consumer insurance distribution platform	First lien senior secured loan	13.42% (2.00% PIK)	SOFR (M)	8.00%	11/2019	11/2024		22.1	22.1	19.9	(2)(11)
SG Acquisition, Inc.	Provider of insurance solutions for car sales	First lien senior secured loan	10.92%	SOFR (M)	5.50%	01/2020	01/2027		33.8	33.8	33.5	(2)(11)
Spring Insurance Solutions, LLC	Technology-based direct to consumer sales and marketing platform for insurance products	First lien senior secured loan	12.22%	SOFR (S)	6.50%	11/2020	11/2025		21.9	21.9	19.5	(2)(11)
THG Acquisition, LLC (15)	Multi-line insurance broker	First lien senior secured revolving loan	11.17%	SOFR (M)	5.75%	12/2019	12/2025		1.3	1.3	1.3	(2)(11)(14)
		First lien senior secured loan	11.17%	SOFR (M)	5.75%	12/2019	12/2026		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.17%	SOFR (M)	5.75%	12/2020	12/2026		14.8	14.8	14.8	(2)(11)
		First lien senior secured loan	10.92%	SOFR (M)	5.50%	12/2021	12/2026		23.9	23.9	23.7	(2)(11)
										40.1	39.9

										1,091.0	1,111.2		10.27%
Power Generation
Apex Clean Energy TopCo, LLC (4)(16)	Developer, builder and owner of utility-scale wind and solar power facilities	Class A common units				11/2021		1,335,610		131.7	183.7
Ferrellgas, L.P. and Ferrellgas Partners, L.P.	Distributor of propane and related accessories	Senior preferred units	8.96%			03/2021		59,422		59.5	60.0
		Class B units				09/2022		59,428		12.6	12.6	(2)
										72.1	72.6
Heelstone Renewable Energy, LLC and Heelstone Renewable Energy Investors, LLC (5)	Developer of utility scale solar systems	First lien senior secured loan	11.00% PIK			04/2021	04/2024		86.2	86.2	86.2	(2)
		Class A1 units				04/2021		76,446,352		77.1	153.3
		Class A2 units				03/2022		4,072,278		3.8	8.2
										167.1	247.7
Opal Fuels Intermediate HoldCo LLC, and Opal Fuels Inc. (15)	Owner of natural gas facilities	Class A common stock				07/2022		3,059,533		23.3	25.1	(6)(18)
PosiGen, Inc.	Seller and leaser of solar power systems for residential and commercial customers	Warrant to purchase shares of series D-1 preferred stock				06/2021	06/2028	101,555		—	—	(2)
		Warrant to purchase shares of common stock				01/2020	01/2027	1,112,022		—	—	(2)
										—	—
Potomac Intermediate Holdings II LLC (5)	Gas turbine power generation facilities operator	Series A units				11/2021		226,884,442		185.7	123.9
Riverview Power LLC	Operator of natural gas and oil fired power generation facilities	First lien senior secured loan	14.54%	SOFR (Q)	9.00%	08/2021	06/2024		35.1	34.8	35.1	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Sunrun Atlas Depositor 2019-2, LLC and Sunrun Atlas Holdings 2019-2, LLC	Residential solar energy provider	First lien senior secured loan	3.61%			10/2019	02/2055		0.1	0.1	0.1	(2)
		Senior subordinated loan	12.27% (2.00% PIK)	SOFR (Q)	6.90%	11/2019	11/2025		156.1	156.1	149.9	(2)(11)
										156.2	150.0
Sunrun Luna Holdco 2021, LLC (15)	Residential solar energy provider	Senior subordinated revolving loan	9.13%	SOFR (S)	3.50%	03/2022	04/2024		36.7	36.7	36.0	(2)(6)
		Senior subordinated revolving loan	13.51%	SOFR (Q)	7.88%	03/2022	04/2024		24.5	24.5	24.0	(2)(6)
										61.2	60.0
Sunrun Xanadu Issuer 2019-1, LLC and Sunrun Xanadu Holdings 2019-1, LLC	Residential solar energy provider	First lien senior secured loan	3.98%			06/2019	06/2054		0.3	0.3	0.3	(2)
		Senior subordinated loan	10.00% (6.00% PIK)	SOFR (Q)	6.90%	06/2019	07/2030		75.4	75.4	69.4	(2)(11)
										75.7	69.7

										907.8	967.8		8.95%
Consumer Services
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc. (5)	Restaurant owner and operator	First lien senior secured loan				12/2016	08/2022		9.8	—	—	(2)(10)
Aimbridge Acquisition Co., Inc.	Hotel operator	Second lien senior secured loan	12.94%	SOFR (M)	7.50%	02/2019	02/2027		22.5	22.3	22.1	(2)
American Residential Services L.L.C. and Aragorn Parent Holdings LP (15)	Heating, ventilation and air conditioning services provider	First lien senior secured revolving loan	10.75%	Base Rate (Q)	2.25%	10/2020	10/2025		1.0	1.0	1.0	(2)
		Second lien senior secured loan	14.15%	SOFR (Q)	8.50%	10/2020	10/2028		56.4	56.4	56.4	(2)(11)
		Series A preferred units	10.00% PIK			10/2020		2,531,500		3.1	5.9	(2)
										60.5	63.3
Apex Service Partners, LLC	Provider of residential HVAC, plumbing, and electrical maintenance and repair services	First lien senior secured loan	10.85%	SOFR (Q)	5.50%	01/2023	07/2025		33.0	31.6	32.2	(2)(11)
		First lien senior secured loan	10.81%	SOFR (Q)	5.50%	04/2023	07/2025		28.1	28.1	27.4	(2)(11)
										59.7	59.6
ATI Restoration, LLC (15)	Provider of disaster recovery services	First lien senior secured revolving loan	12.50%	Base Rate (Q)	4.00%	07/2020	07/2026		2.3	2.3	2.3	(2)(11)(14)
		First lien senior secured loan	10.52%	SOFR (Q)	5.00%	07/2020	07/2026		32.7	32.7	32.7	(2)(11)
		First lien senior secured loan	10.55%	SOFR (M)	5.00%	05/2022	07/2026		76.8	76.8	76.8	(2)(11)
		First lien senior secured loan	10.57%	SOFR (Q)	5.00%	09/2023	07/2026		1.5	1.5	1.5	(2)(11)
										113.3	113.3
Belfor Holdings, Inc. (15)	Disaster recovery services provider	First lien senior secured revolving loan	7.49%	Euribor (M)	3.75%	04/2019	01/2026		2.6	3.0	2.5	(2)(14)
Clarion Home Services Group, LLC and LBC Breeze Holdings LLC (15)	Provider of HVAC and plumbing services to residential and commercial customers	First lien senior secured revolving loan	11.46%	SOFR (Q)	6.00%	12/2021	12/2027		0.9	0.9	0.9	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	11.93%	SOFR (Q)	6.50%	12/2021	12/2027		3.2	3.2	3.1	(2)(11)
		First lien senior secured loan	12.25%	SOFR (Q)	6.75%	03/2023	12/2027		6.1	6.1	5.9	(2)(11)
		Class A units				12/2021		4,296		4.3	6.0
										14.5	15.9
CMG HoldCo, LLC and CMG Buyer Holdings, Inc. (15)	Provider of commercial HVAC equipment maintenance and repair services	First lien senior secured revolving loan	10.39%	SOFR (Q)	5.00%	05/2022	05/2028		0.5	0.5	0.5	(2)(11)
		First lien senior secured revolving loan	12.50%	Base Rate (Q)	4.00%	05/2022	05/2028		3.7	3.7	3.7	(11)
		First lien senior secured loan	10.38%	SOFR (Q)	5.00%	05/2022	05/2028		25.4	25.4	25.4	(2)(11)
		Common stock				05/2022		290		2.9	6.9	(2)
										32.5	36.5
CST Holding Company (15)	Provider of ignition interlock devices	First lien senior secured loan	11.92%	SOFR (M)	6.50%	11/2022	11/2028		11.7	11.7	11.7	(2)(11)
Essential Services Holding Corporation and OMERS Mahomes Investment Holdings LLC (15)	Provider of plumbing and HVAC services	First lien senior secured revolving loan				11/2020	11/2025		—	—	—	(13)
		First lien senior secured loan	11.15%	SOFR (Q)	5.75%	11/2020	11/2026		47.8	47.8	47.4	(2)(11)
		First lien senior secured loan	11.15%	SOFR (Q)	5.75%	04/2021	11/2026		77.5	77.5	76.7	(2)(11)
		First lien senior secured loan	11.15%	SOFR (Q)	5.75%	11/2021	11/2026		25.0	25.0	24.8	(2)(11)
		Preferred units	15.00% PIK			07/2023		231		2.7	2.7	(2)
		Class A units				11/2020		6,447		22.9	43.3	(2)
										175.9	194.9
Excel Fitness Consolidator LLC (15)	Fitness facility operator	First lien senior secured loan	10.89%	SOFR (Q)	5.50%	08/2023	04/2029		3.6	3.6	3.6	(2)(11)
Flint OpCo, LLC (15)	Provider of residential HVAC and plumbing services	First lien senior secured loan	10.67%	SOFR (S)	5.25%	08/2023	08/2030		5.0	5.0	4.8	(2)(11)
GroundWorks, LLC (15)	Provider of residential foundation repair and water management services	First lien senior secured loan	11.81%	SOFR (Q)	6.50%	03/2023	03/2030		10.5	10.2	10.5	(2)(11)
GS SEER Group Borrower LLC and GS SEER Group Holdings LLC (15)	Provider of commercial and residential HVAC, electrical, and plumbing services	First lien senior secured loan	12.14%	SOFR (Q)	6.75%	04/2023	04/2030		18.2	18.2	17.7	(2)(11)
		Class A common units				04/2023		4,424		4.4	4.4	(2)
										22.6	22.1
Helios Service Partners, LLC and Astra Service Partners, LLC (15)	Critical HVAC, refrigeration, and plumbing services for commercial businesses	First lien senior secured revolving loan	11.66%	SOFR (Q)	6.00%	08/2023	03/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.88%	SOFR (Q)	6.25%	08/2023	03/2027		3.8	3.8	3.7	(2)(11)
										3.9	3.8
Infinity Home Services HoldCo, Inc. and IHS Parent Holdings, L.P. (15)	Provider of residential roofing and exterior repair and replacement services	First lien senior secured loan	12.24%	SOFR (Q)	6.75%	12/2022	12/2028		13.8	13.8	13.8	(2)(11)
		Class A units				12/2022		9,524,000		9.5	11.9	(2)
										23.3	25.7
Jenny C Acquisition, Inc.	Health club franchisor	Senior subordinated loan	8.00% PIK			04/2019	04/2025		1.6	1.6	1.6	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Leviathan Intermediate Holdco, LLC and Leviathan Holdings, L.P. (15)	Franchising platform offering adolescent development programs	First lien senior secured loan	13.04%	SOFR (Q)	7.50%	12/2022	12/2027		16.1	16.1	16.1	(2)(11)
		Limited partnership interests				12/2022		1,972,732		2.0	2.0
										18.1	18.1
ME Equity LLC	Franchisor in the massage industry	Common stock				09/2012		3,000,000		3.0	4.4	(2)
Modigent, LLC and OMERS PMC Investment Holdings LLC (15)	Provider of commercial HVAC services	First lien senior secured revolving loan	13.50%	Base Rate (Q)	5.00%	08/2022	08/2027		2.2	2.2	2.2	(2)(11)
		First lien senior secured loan	11.39%	SOFR (Q)	6.00%	08/2022	08/2028		2.8	2.8	2.8	(2)(11)
		Class A units				08/2022		1,001		9.7	14.3	(2)
										14.7	19.3
Movati Athletic (Group) Inc.	Premier health club operator	First lien senior secured loan	11.39%	CDOR (Q)	6.00%	10/2017	10/2024		4.6	4.9	4.6	(2)(6)(11)
Northwinds Holding, Inc. and Northwinds Services Group LLC (15)	Provider of HVAC and plumbing services	First lien senior secured loan	11.81%	SOFR (Q)	6.50%	05/2023	05/2029		21.5	21.5	20.9	(2)(11)
		Common units				05/2023		1,845,385		2.4	2.9	(2)
										23.9	23.8
OTG Management, LLC	Airport restaurant operator	Class A preferred units				08/2016		3,000,000		25.3	9.9	(2)
		Common units				01/2011		3,000,000		3.0	—	(2)
		Warrant to purchase common units				06/2008	06/2028	7.73%		0.1	—	(2)
										28.4	9.9
PestCo Holdings, LLC and PestCo, LLC (15)	Provider of pest control services to the residential and commercial markets	First lien senior secured loan	11.92%	SOFR (M)	6.50%	02/2023	02/2028		1.7	1.7	1.7	(2)(11)
		Class A units				01/2023		134		1.7	2.0
										3.4	3.7
Pyramid-BMC IntermediateCo I, LLC and Pyramid Investors, LLC (15)	Hotel operator	First lien senior secured loan	13.33%	SOFR (Q)	8.00%	01/2023	01/2027		7.7	7.7	7.7	(2)(11)
		Preferred membership units				07/2016		996,833		1.0	1.0
										8.7	8.7
Radiant Intermediate Holding, LLC	Provider of HVAC, plumbing and electrical services	First lien senior secured loan	11.27%	SOFR (Q)	5.75%	04/2023	11/2026		2.1	2.0	2.0	(2)(11)
Redwood Services, LLC and Redwood Services Holdco, LLC (15)	Provider of residential HVAC and plumbing services	First lien senior secured loan	11.92%	SOFR (M)	6.50%	12/2020	12/2025		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	11.92%	SOFR (M)	6.50%	12/2021	12/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.92%	SOFR (M)	6.50%	09/2022	12/2025		1.6	1.6	1.6	(2)(11)
		Series D units	8.00% PIK			12/2020		19,592,999		20.8	42.6
										22.7	44.5
Safe Home Security, Inc., Security Systems Inc., Safe Home Monitoring, Inc., National Protective Services, Inc., Bright Integrations LLC and Medguard Alert, Inc.	Provider of safety systems for business and residential customers	First lien senior secured loan	12.68%	SOFR (M)	7.25%	08/2020	08/2024		47.5	47.5	47.5	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Service Logic Acquisition, Inc. and MSHC, Inc.	Provider of aftermarket maintenance, repair, and replacement services for commercial HVAC equipments	First lien senior secured loan	10.87%	SOFR (Q)	5.50%	10/2022	10/2027		3.4	3.4	3.4	(2)(11)
Taymax Group, L.P., Taymax Group G.P., LLC, PF Salem Canada ULC and TCP Fit Parent, L.P. (15)	Planet Fitness franchisee	First lien senior secured revolving loan	10.89%	CDOR (Q)	5.38%	07/2018	07/2025		0.6	0.6	0.6	(2)(11)
		First lien senior secured revolving loan	11.02%	SOFR (Q)	5.38%	07/2018	07/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.92%	SOFR (Q)	5.33%	03/2020	07/2025		0.3	0.3	0.3	(2)(11)
		First lien senior secured loan	10.92%	SOFR (Q)	5.38%	03/2020	07/2025		1.0	1.0	1.0	(2)(11)
		Class A units				07/2018		37,020		3.8	7.4
										5.8	9.4
The Alaska Club Partners, LLC, Athletic Club Partners LLC and The Alaska Club, Inc. (15)	Premier health club operator	First lien senior secured loan	11.98%	SOFR (Q)	6.50%	12/2019	12/2024		12.4	12.4	12.4	(2)(11)
The Arcticom Group, LLC and AMCP Mechanical Holdings, LP (15)	Refrigeration, heating, ventilation and air conditioning services provider	First lien senior secured revolving loan	11.79%	SOFR (Q)	6.25%	12/2021	12/2027		3.5	3.5	3.5	(2)(11)
		First lien senior secured revolving loan	13.75%	Base Rate (Q)	5.25%	12/2021	12/2027		5.3	5.3	5.3	(2)(11)
		First lien senior secured loan	11.81%	SOFR (Q)	6.25%	12/2021	12/2027		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	11.93%	SOFR (Q)	6.25%	08/2022	12/2027		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	12.29%	SOFR (Q)	6.75%	04/2023	12/2027		1.6	1.6	1.6	(2)(11)
		Class A units				12/2021		7,036,928		7.0	11.7
		Class C units				03/2023		333,510		—	0.6
										17.8	23.1
Triwizard Holdings, Inc. and Triwizard Parent, LP (15)	Parking management and hospitality services provider	Class A-2 common units				06/2023		30,000		3.0	3.0	(2)
TSS Buyer, LLC (15)	Provider of outsourced testing, inspection, certification, and compliance services to healthcare and life sciences end markets	First lien senior secured loan	11.04%	SOFR (S)	5.50%	07/2023	06/2029		1.4	1.3	1.4	(2)(11)
YE Brands Holdings, LLC (15)	Sports camp operator	First lien senior secured loan	10.99%	SOFR (Q)	5.50%	10/2021	10/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.24%	SOFR (Q)	5.75%	06/2022	10/2027		8.1	8.1	8.1	(2)(11)
		First lien senior secured loan	11.18%	SOFR (M)	5.75%	09/2023	10/2027		3.7	3.7	3.7	(2)(11)
										11.9	11.9
ZBS Mechanical Group Co-Invest Fund 2, LLC	Provider of residential HVAC and plumbing services	Membership interest				10/2021		2,771,000		1.4	11.0

										797.9	854.0		7.90%
Consumer Durables and Apparel
Badger Sportswear Acquisition, LLC	Provider of team uniforms and athletic wear	Second lien senior secured loan	14.57%	SOFR (Q)	9.00%	09/2016	06/2024		28.4	28.4	27.8	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Second lien senior secured loan	15.27%	SOFR (Q)	9.75%	09/2016	06/2024		28.4	28.4	27.8	(2)(11)
										56.8	55.6
Bowhunter Holdings, LLC	Provider of branded archery and bowhunting accessories	Common units				04/2014		421		4.2	—
Centric Brands LLC and Centric Brands GP LLC (15)	Designer, marketer and distributor of licensed and owned apparel	First lien senior secured revolving loan	11.10%	SOFR (Q)	5.75%	05/2020	10/2024		6.3	6.3	6.3	(2)(11)
		First lien senior secured loan	12.38%	SOFR (Q)	7.00%	10/2018	10/2025		79.2	76.6	76.0	(2)(11)
		Membership interests				10/2018		279,392		2.9	—	(2)
										85.8	82.3
DRS Holdings III, Inc. and DRS Holdings I, Inc. (15)	Footwear and orthopedic foot-care brand	First lien senior secured loan	11.79%	SOFR (M)	6.25%	11/2019	11/2025		27.5	27.5	26.4	(2)(11)
		First lien senior secured loan	11.79%	SOFR (M)	6.25%	06/2021	11/2025		25.4	25.4	24.4	(2)(11)
		Common stock				11/2019		8,549		8.5	8.5	(2)
										61.4	59.3
Implus Footcare, LLC	Provider of footwear and other accessories	First lien senior secured loan	12.80%	SOFR (Q)	7.25%	06/2016	07/2024		1.3	1.3	1.1	(2)(11)
		First lien senior secured loan	12.80%	SOFR (Q)	7.25%	06/2017	07/2024		117.1	116.3	104.2	(2)(11)
		First lien senior secured loan	12.80%	SOFR (Q)	7.25%	07/2018	07/2024		5.0	5.0	4.5	(2)(11)
										122.6	109.8
Johnnie-O Inc. and Johnnie-O Holdings Inc.	Apparel retailer	First lien senior secured loan	11.62%	SOFR (Q)	6.25%	03/2022	03/2027		19.1	18.4	19.1	(2)(11)
		First lien senior secured loan	11.62%	SOFR (Q)	6.25%	02/2023	03/2027		4.0	3.6	4.0	(2)(11)
		Series A convertible preferred stock				03/2022		144,210		4.2	4.2	(2)
		Warrant to purchase shares of common stock				03/2022	03/2032	93,577		1.5	2.7	(2)
										27.7	30.0
Lew's Intermediate Holdings, LLC (15)	Outdoor brand holding company	First lien senior secured loan	10.42%	SOFR (Q)	5.00%	02/2021	02/2028		1.0	1.0	0.9	(2)(11)
Pelican Products, Inc. (15)	Flashlights manufacturer	Second lien senior secured loan	13.40%	SOFR (Q)	7.75%	12/2021	12/2029		60.0	60.0	57.0	(2)(11)
Rawlings Sporting Goods Company, Inc. and Easton Diamond Sports, LLC	Sports equipment manufacturing company	First lien senior secured loan	11.79%	SOFR (Q)	6.25%	12/2020	12/2026		49.3	49.3	49.3	(2)(11)
		First lien senior secured loan	11.79%	SOFR (Q)	6.25%	11/2021	12/2026		0.1	0.1	0.1	(2)(11)
										49.4	49.4
Reef Lifestyle, LLC (15)	Apparel retailer	First lien senior secured revolving loan	15.39% (4.25% PIK)	SOFR (Q)	10.00%	10/2018	10/2027		27.3	27.3	23.5	(2)(11)(14)
		First lien senior secured revolving loan	15.42% (4.25% PIK)	SOFR (Q)	10.00%	07/2020	10/2027		2.4	2.4	2.1	(2)(11)(14)
		First lien senior secured loan	15.42% (4.25% PIK)	SOFR (Q)	10.00%	10/2018	10/2027		22.7	22.7	19.5	(2)(11)
		First lien senior secured loan	15.42% (4.25% PIK)	SOFR (Q)	10.00%	07/2020	10/2027		2.2	2.2	1.9	(2)(11)
										54.6	47.0
S Toys Holdings LLC (fka The Step2 Company, LLC) (5)	Toy manufacturer	Common units				04/2011		1,116,879		—	—

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Class B common units				10/2014		126,278,000		—	0.1
		Warrant to purchase units				04/2010	12/2050	3,157,895		—	—
										—	0.1
SHO Holding I Corporation, Shoes For Crews (Europe) Limited and Never Slip TopCo, Inc. (5)	Manufacturer and distributor of slip resistant footwear	First lien senior secured loan	10.81% PIK	SOFR (Q)	5.25%	05/2023	04/2024		18.7	18.7	15.8	(2)(6)(11)
		Second lien senior secured loan				10/2015	10/2024		129.8	112.5	44.1	(2)(10)
		Series A preferred stock				05/2023		9,800		—	—	(2)
		Common stock				05/2023		481,918		—	—	(2)
		Warrant to purchase shares of common stock				05/2023	04/2024	9,800		—	—	(2)
										131.2	59.9
Shock Doctor, Inc. and Shock Doctor Holdings, LLC (4)(15)	Developer, marketer and distributor of sports protection equipment and accessories	First lien senior secured revolving loan	13.00%	Base Rate (Q)	4.50%	05/2019	05/2024		1.5	1.5	1.5	(2)(11)(14)
		First lien senior secured loan	11.15%	SOFR (Q)	5.50%	05/2019	05/2024		0.1	0.1	0.1	(2)(11)
		Class A preferred units				03/2014		50,000		5.0	—	(2)
		Class C preferred units				04/2015		50,000		5.0	—	(2)
		Preferred units				05/2019		14,591		1.6	2.2	(2)
										13.2	3.8
SVP-Singer Holdings Inc. and SVP-Singer Holdings LP	Manufacturer of consumer sewing machines	First lien senior secured loan				07/2021	07/2028		44.1	40.5	30.0	(2)(10)
		Class A common units				07/2021		6,264,706		26.1	—	(2)
										66.6	30.0
Totes Isotoner Corporation and Totes Ultimate Holdco, Inc. (4)	Designer, marketer, and distributor of rain and cold weather products	First lien senior secured loan	9.43%	SOFR (M)	4.00%	12/2019	06/2024		1.6	1.6	1.6	(2)(11)
		First lien senior secured loan	11.45%	SOFR (M)	6.00%	12/2019	12/2024		2.2	2.2	1.9	(2)(11)
		Common stock				12/2019		861,000		6.0	—	(2)
										9.8	3.5
Varsity Brands Holding Co., Inc., Hercules Achievement, Inc. and BCPE Hercules Holdings, LP	Leading manufacturer and distributor of textiles, apparel & luxury goods	First lien senior secured loan	10.43%	SOFR (M)	5.00%	12/2017	12/2026		14.7	14.1	14.3	(2)(11)(18)
		Second lien senior secured loan	15.68% (2.00% PIK)	SOFR (M)	10.25%	07/2018	04/2027		145.6	145.6	145.6	(2)(11)
		Class A units				07/2018		1,400		1.4	1.5	(2)
										161.1	161.4

										905.4	750.0		6.93%
Media and Entertainment
22 HoldCo Limited (15)	Sports and entertainment platform	Senior subordinated loan	12.96% PIK	SONIA (S)	7.50%	08/2023	08/2033		30.3	31.6	29.4	(2)(6)(11)
Aventine Intermediate LLC & Aventine Holdings II LLC	Media and production company	First lien senior secured loan	11.49% (4.00% PIK)	SOFR (Q)	6.00%	12/2021	06/2027		9.9	9.9	9.5	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Senior subordinated loan	10.25% PIK			12/2021	12/2030		41.4	41.4	33.9	(2)
										51.3	43.4
Axiomatic, LLC	Premiere e-sports and video game investment platform	Class A-1 units				05/2022		500,000		5.0	5.6
CFC Funding LLC	SME-related SPV	Loan instrument units	9.75% PIK			07/2023		16,680		16.7	16.2	(6)
CMW Parent LLC (fka Black Arrow, Inc.)	Multiplatform media firm	Series A units				09/2015		32		—	—
Eagle Football Holdings BidCo Limited and Eagle Football Holdings Limited	Multi-club sports platform	Senior subordinated loan	13.27% (8.00% PIK)	SOFR (Q)	8.00%	12/2022	12/2028		45.9	45.9	43.6	(2)(6)(11)
		Senior subordinated loan	16.00% PIK			12/2022	12/2028		23.4	23.4	23.2	(2)(6)
		Senior subordinated loan	16.00% PIK			12/2022	12/2028		0.5	0.5	0.5	(2)(6)
		Ordinary shares				09/2023		494		4.4	4.3	(2)(6)
		Warrant to purchase shares of ordinary shares				12/2022	11/2028	180		—	3.3	(2)(6)
		Warrant to purchase shares of ordinary shares				12/2022	11/2028	199		—	0.6	(2)(6)
										74.2	75.5
Global Music Rights, LLC (15)	Music right management company	First lien senior secured loan	11.24%	SOFR (Q)	5.75%	08/2021	08/2028		0.1	0.1	0.1	(2)(11)
League One Volleyball, Inc.	Operator of youth volleyball clubs	Series B preferred stock				07/2023		194		—	—	(2)
LiveBarn Inc.	Provider of live & on demand broadcasting of amateur and youth sporting events	Preferred stock				08/2023		4,902,988		17.3	17.3	(2)(6)
MailSouth, Inc.	Provider of shared mail marketing services	First lien senior secured loan				05/2022	04/2024		8.7	5.8	0.9	(2)(10)
Miami Beckham United LLC	American professional soccer club	Class A preferred units	9.50% PIK			09/2021		85,000		101.0	101.0
		Class B preferred units	9.50% PIK			06/2023		42,500		43.5	43.5
										144.5	144.5
OUTFRONT Media Inc.	Provider of out-of-home advertising	Series A convertible perpetual preferred stock	7.00%			04/2020		25,000		25.0	26.3	(2)(6)
Production Resource Group, L.L.C. and PRG III, LLC (4)	Provider of rental equipment, labor, production management, scenery, and other products to various entertainment end-markets	First lien senior secured loan	13.92% (5.50% PIK)	SOFR (M)	8.50%	08/2018	08/2024		42.2	42.2	42.2	(2)(11)
		First lien senior secured loan	12.82% (2.50% PIK)	SOFR (M)	7.50%	07/2020	08/2024		15.2	15.2	15.2	(2)(11)
		First lien senior secured loan	12.92% (2.50% PIK)	SOFR (M)	7.50%	06/2021	08/2024		0.8	0.8	0.8	(2)(11)
		First lien senior secured loan	12.92% (2.50% PIK)	SOFR (M)	7.50%	08/2021	08/2024		7.5	7.5	7.5	(2)(11)
		Class A units				10/2020		113,617		4.9	46.1	(2)
										70.6	111.8
Professional Fighters League, LLC and PFL MMA, Inc.	Mixed martial arts league	First lien senior secured loan	12.00% PIK			01/2021	01/2026		18.7	17.9	18.7	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Second lien senior secured loan	14.00% PIK			11/2022	01/2026		0.2	0.1	0.2	(2)
		Series E preferred stock				04/2022		219,035		0.7	0.7	(2)
		Warrant to purchase shares of common stock				01/2021	01/2027	3,223,122		1.7	1.3	(2)
		Warrant to purchase shares of common stock				11/2022	11/2029	68,787		0.2	0.2	(2)
										20.6	21.1
Storm Investment S.a.r.l.	Spanish futbol club	First lien senior secured loan	3.75%			06/2021	06/2029		65.2	73.6	65.2	(2)(6)
		Ordinary shares				06/2021		3,958		—	0.2	(2)(6)
		Class A redeemable shares				06/2021		3,297,791		1.6	4.6	(2)(6)
		Class B redeemable shares				06/2021		3,297,791		1.6	4.6	(2)(6)
		Class C redeemable shares				06/2021		3,297,791		1.6	4.6	(2)(6)
		Class D redeemable shares				06/2021		3,297,791		1.6	4.6	(2)(6)
		Class E redeemable shares				06/2021		3,297,791		1.6	4.6	(2)(6)
		Class F redeemable shares				06/2021		3,297,791		1.6	4.6	(2)(6)
		Class G redeemable shares				06/2021		3,297,791		1.6	4.6	(2)(6)
		Class H redeemable shares				06/2021		3,297,791		1.6	4.6	(2)(6)
		Class I redeemable shares				06/2021		3,297,791		1.6	4.6	(2)(6)
										88.0	106.8
The Teaching Company Holdings, Inc.	Education publications provider	Preferred stock				09/2006		10,663		1.1	3.7	(2)
		Common stock				09/2006		15,393		—	0.2	(2)
										1.1	3.9

										551.8	602.8		5.57%
Capital Goods
AI Aqua Merger Sub, Inc.	End to end provider of water solutions to a wide range of customer bases	First lien senior secured loan	9.08%	SOFR (M)	3.75%	06/2021	07/2028		1.0	1.0	1.0	(2)(11)(18)
AIM Acquisition, LLC (15)	Manufacturer of component repair materials, consumables and engine components for the aerospace sector	First lien senior secured revolving loan	10.50%	SOFR (Q)	5.00%	05/2022	12/2025		0.2	0.1	0.2	(2)(11)
API Commercial Inc., API Military Inc., and API Space Intermediate, Inc.	Provider of military aircraft aftermarket parts and distribution, repair and logistics services	First lien senior secured loan				05/2022	08/2025		6.9	2.7	4.0	(2)(10)
Arrowhead Holdco Company and Arrowhead GS Holdings, Inc.	Distributor of non-discretionary, mission-critical aftermarket replacement parts	First lien senior secured loan	9.82%	SOFR (S)	4.50%	08/2021	08/2028		0.1	0.1	0.1	(2)(11)
		Common stock				08/2021		5,054		5.1	0.4	(2)
										5.2	0.5

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
BlueHalo Financing Holdings, LLC, BlueHalo Global Holdings, LLC, and BlueHalo, LLC (15)	Provides products and services to the Department of Defense and Intelligence Community	First lien senior secured revolving loan	12.04%	SOFR (Q)	6.50%	05/2022	10/2025		0.9	0.8	0.9	(2)(11)(14)
		First lien senior secured loan	12.04%	SOFR (Q)	6.50%	05/2022	10/2025		1.0	1.0	1.0	(2)(11)
										1.8	1.9
Burgess Point Purchaser Corporation	Remanufacturer of mission-critical and non-discretionary aftermarket vehicle, industrial, energy storage, and solar replacement parts	First lien senior secured loan	10.67%	SOFR (M)	5.25%	07/2022	07/2029		22.1	20.7	20.8	(2)(11)(18)
Cadence Aerospace, LLC (15)	Aerospace precision components manufacturer	First lien senior secured revolving loan				11/2017	08/2024		—	—	—	(13)
		First lien senior secured loan	12.07%	SOFR (Q)	6.50%	11/2017	11/2024		10.9	10.9	10.9	(2)(11)
		First lien senior secured loan	12.07%	SOFR (Q)	6.50%	07/2018	11/2024		3.4	3.4	3.4	(2)(11)
		First lien senior secured loan	12.07%	SOFR (Q)	6.50%	10/2019	11/2024		4.1	4.1	4.1	(2)(11)
		First lien senior secured loan	12.07%	SOFR (Q)	6.50%	02/2020	11/2024		2.7	2.7	2.7	(2)(11)
		First lien senior secured loan	12.07%	SOFR (Q)	6.50%	07/2020	11/2024		0.1	0.1	0.1	(2)(11)
										21.2	21.2
CPIG Holdco Inc.	Distributor of engineered fluid power and complex machined solutions	First lien senior secured loan	12.35%	SOFR (Q)	7.00%	04/2023	04/2028		14.7	14.7	14.3	(2)(11)
DFS Holding Company, Inc. (15)	Distributor of maintenance, repair, and operations parts, supplies, and equipment to the foodservice industry	First lien senior secured loan	12.42%	SOFR (M)	7.00%	01/2023	01/2029		2.1	2.0	2.1	(2)(11)
Dynamic NC Aerospace Holdings, LLC and Dynamic NC Investment Holdings, LP (15)	Provider of aerospace technology and equipment	First lien senior secured revolving loan	12.45%	SOFR (Q)	7.00%	12/2020	12/2025		1.7	1.7	1.7	(2)(11)
		First lien senior secured loan	12.40%	SOFR (Q)	7.00%	12/2020	12/2026		21.7	21.7	21.7	(2)(11)
		Common units				12/2020		9,773,000		9.8	10.1
										33.2	33.5
EPS NASS Parent, Inc. (15)	Provider of maintenance and engineering services for electrical infrastructure	First lien senior secured revolving loan	11.29%	SOFR (Q)	5.75%	04/2021	04/2026		1.2	1.2	1.2	(2)(11)(14)
		First lien senior secured loan	11.29%	SOFR (Q)	5.75%	04/2021	04/2028		0.2	0.2	0.2	(2)(11)
										1.4	1.4
ESCP PPG Holdings, LLC (4)	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	Class A-1 units				08/2022		96,897		2.3	5.5	(2)
		Class A-2 units				12/2016		3,500		3.5	—	(2)
										5.8	5.5
Harvey Tool Company, LLC (15)	Manufacturer of cutting tools used in the metalworking industry	First lien senior secured revolving loan	11.00%	SOFR (Q)	5.50%	10/2021	10/2027		2.7	2.7	2.7	(2)(11)(14)
		First lien senior secured loan	11.13%	SOFR (Q)	5.50%	10/2021	10/2027		3.6	3.6	3.6	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										6.3	6.3
Helix Acquisition Holdings, Inc.	Manufacturer of springs, fasteners and custom components	First lien senior secured loan	12.49%	SOFR (Q)	7.00%	03/2023	03/2030		12.6	12.6	12.6	(2)(11)
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation (5)	Provider of high-speed intelligent document scanning hardware and software	Senior subordinated loan	14.00% (7.00% PIK)			01/2017	12/2028		16.9	16.7	16.9	(2)
		Class A common stock				01/2017		48,544		13.5	47.2
										30.2	64.1
Kene Acquisition, Inc. and Kene Holdings, L.P. (15)	National utility services firm providing engineering and consulting services to natural gas, electric power and other energy and industrial end markets	First lien senior secured revolving loan				08/2019	08/2024		—	—	—	(13)
		First lien senior secured loan	9.79%	SOFR (Q)	4.25%	08/2019	08/2026		40.3	40.3	40.3	(2)(11)
		Class A units				08/2019		4,549,000		0.5	8.6	(2)
										40.8	48.9
Lower ACS, Inc. (15)	Provider of commercial HVAC equipment and services	First lien senior secured loan	10.92%	SOFR (M)	5.50%	01/2022	01/2028		0.8	0.8	0.8	(2)(11)
LTG Acquisition, Inc.	Designer and manufacturer of display, lighting and passenger communication systems for mass transportation markets	Class A membership units				01/2017		5,000		5.1	—
Maverick Acquisition, Inc.	Manufacturer of precision machined components for defense and high-tech industrial platforms	First lien senior secured loan	11.64%	SOFR (Q)	6.25%	06/2021	06/2027		27.4	27.4	23.0	(2)(11)
NCWS Intermediate, Inc. and NCWS Holdings LP (15)	Manufacturer and supplier of car wash equipment, parts and supplies to the conveyorized car wash market	First lien senior secured loan	11.52%	SOFR (Q)	6.00%	12/2020	12/2026		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	11.52%	SOFR (Q)	6.00%	11/2021	12/2026		96.3	96.3	96.3	(2)(11)
		First lien senior secured loan	12.02%	SOFR (Q)	6.50%	12/2021	12/2026		8.3	8.3	8.3	(2)(11)
		Class A-2 common units				12/2020		12,296,000		12.9	27.4	(2)
										117.7	132.2
Osmose Utilities Services, Inc. and Pine Intermediate Holding LLC	Provider of structural integrity management services to transmission and distribution infrastructure	Second lien senior secured loan	12.20%	SOFR (M)	6.75%	06/2021	06/2029		55.3	55.3	54.7	(2)(11)
Precinmac (US) Holdings Inc., Trimaster Manufacturing Inc. and Blade Group Holdings, LP.	Manufacturer of high-tolerance precision machined components and assemblies for the aerospace and defense industry	First lien senior secured loan	11.42%	SOFR (M)	6.00%	08/2021	08/2027		11.6	11.6	11.3	(2)(6)(11)
		First lien senior secured loan	11.42%	SOFR (M)	6.00%	04/2022	08/2027		4.0	4.0	3.9	(2)(6)(11)
		Class A units				08/2021		88,420		13.4	22.7	(2)
										29.0	37.9

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Prime Buyer, L.L.C. (15)	Provider of track systems, cabs, hulls, doors, and various armored components for defense/military vehicle applications	First lien senior secured revolving loan	10.68%	SOFR (M)	5.25%	05/2022	12/2026		0.8	0.2	0.7	(2)(11)
Qnnect, LLC and Connector TopCo, LP (15)	Manufacturer of highly engineered hermetic packaging products	First lien senior secured loan	12.08%	SOFR (Q)	7.00%	11/2022	11/2029		10.7	10.7	10.7	(2)(11)
		Limited partnership interests				11/2022		992,500		9.9	11.1	(2)
										20.6	21.8
Radius Aerospace, Inc. and Radius Aerospace Europe Limited (15)	Metal fabricator in the aerospace industry	First lien senior secured revolving loan	11.29%	SOFR (Q)	5.75%	03/2019	03/2025		0.5	0.5	0.5	(2)(6)(11)
		First lien senior secured revolving loan	10.94%	SONIA (M)	5.75%	11/2019	03/2025		0.8	0.8	0.8	(2)(6)(11)
										1.3	1.3
Radwell Parent, LLC (15)	Distributor of maintenance, repair, and operations parts	First lien senior secured revolving loan	12.14%	SOFR (Q)	6.75%	12/2022	04/2028		0.9	0.8	0.9	(2)(11)
		First lien senior secured loan	12.14%	SOFR (Q)	6.75%	12/2022	04/2029		0.1	0.1	0.1	(2)(11)
										0.9	1.0
Sunk Rock Foundry Partners LP, Hatteras Electrical Manufacturing Holding Company and Sigma Electric Manufacturing Corporation, Diecast Beacon (15)	Manufacturer of metal castings, precision machined components and sub-assemblies in the electrical products, power transmission and distribution and general industrial markets	First lien senior secured revolving loan				10/2017	10/2024		—	—	—	(2)(13)

										458.0	511.7		4.73%
Energy
Calyx Energy III, LLC	Oil and gas exploration company	First lien senior secured loan	13.43%	SOFR (M)	8.00%	08/2022	01/2027		46.9	46.9	46.9	(2)(11)
		First lien senior secured loan	16.43%	SOFR (M)	11.00%	06/2023	01/2027		5.0	4.9	5.0	(2)(11)
		First lien senior secured loan	16.43%	SOFR (M)	11.00%	08/2023	01/2027		10.1	9.8	10.1	(2)(11)
										61.6	62.0
Cheyenne Petroleum Company Limited Partnership, CPC 2001 LLC and Mill Shoals LLC (15)	Private oil exploration and production company	First lien senior secured loan	14.49%	SOFR (Q)	9.00%	11/2022	11/2026		49.3	49.3	49.3	(2)(11)
GNZ Energy Bidco Limited and Galileo Co-investment Trust I (15)	Independent fuel provider in New Zealand	First lien senior secured loan	12.47%	BKBM (Q)	6.75%	05/2022	07/2027		29.2	30.5	29.2	(2)(6)(11)
		Common units				07/2022		17,616,667		8.2	13.4	(2)(6)
										38.7	42.6
Halcon Holdings, LLC	Operator of development, exploration, and production oil company	First lien senior secured loan	12.89%	SOFR (Q)	7.50%	11/2021	11/2025		12.0	11.8	12.0	(2)
HighPeak Energy, Inc.	Oil and gas exploration and production company	First lien senior secured loan	13.06%	SOFR (A)	7.50%	09/2023	09/2026		91.9	89.6	91.0	(2)(6)(11)
Murchison Oil and Gas, LLC and Murchison Holdings, LLC (15)	Exploration and production company	First lien senior secured loan	14.04%	SOFR (Q)	8.50%	06/2022	06/2026		82.9	82.9	82.9	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Preferred units	8.00%			06/2022		41,000		41.0	53.1
										123.9	136.0
Offen, Inc.	Distributor of fuel, lubricants, diesel exhaust fluid, and premium additives	First lien senior secured loan	10.46%	SOFR (Q)	5.43%	05/2022	06/2026		0.1	0.1	0.1	(2)
SilverBow Resources, Inc.	Oil and gas producer	Common stock				06/2022		369,760		10.1	13.2	(2)(6)(18)
VPROP Operating, LLC and V SandCo, LLC (5)	Sand-based proppant producer and distributor to the oil and natural gas industry	First lien senior secured loan	15.09%	SOFR (M)	9.50%	03/2017	11/2024		27.3	27.3	27.3	(2)(11)
		First lien senior secured loan	15.09%	SOFR (M)	9.50%	06/2020	11/2024		6.0	6.0	6.0	(2)(11)
		First lien senior secured loan	15.09%	SOFR (M)	9.50%	11/2020	11/2024		5.0	4.9	5.0	(2)(11)
		Class A units				11/2020		347,900		32.8	65.1	(2)
										71.0	103.4

										456.1	509.6		4.71%
Food and Beverage
American Seafoods Group LLC and American Seafoods Partners LLC	Harvester and processor of seafood	Class A units				08/2015		77,922		0.1	0.2	(2)
		Warrant to purchase units of Class A units				08/2015	08/2035	7,422,078		7.4	21.2	(2)
										7.5	21.4
Berner Food & Beverage, LLC (15)	Supplier of dairy-based food and beverage products	First lien senior secured revolving loan	13.00%	Base Rate (Q)	4.50%	07/2021	07/2026		0.7	0.7	0.7	(2)(11)
		First lien senior secured revolving loan	11.02%	SOFR (Q)	5.50%	07/2021	07/2026		0.3	0.3	0.3	(2)(11)
										1.0	1.0
Bragg Live Food Products, LLC and SPC Investment Co., L.P. (4)(15)	Health food company	First lien senior secured loan	12.49%	SOFR (Q)	7.00%	12/2020	12/2025		27.1	27.1	27.1	(2)(11)
		Common units				03/2019		14,850		11.5	14.7	(2)
										38.6	41.8
CHG PPC Parent LLC & PPC CHG Blocker LLC	Diversified food products manufacturer	Second lien senior secured loan	12.18%	SOFR (M)	6.75%	12/2021	12/2029		94.6	94.6	93.7	(2)(11)
		Common units				12/2021		59		3.0	3.6	(2)
										97.6	97.3
Florida Food Products, LLC	Provider of plant extracts and juices	First lien senior secured loan	10.43%	SOFR (M)	5.00%	10/2021	10/2028		0.5	0.4	0.4	(2)(11)
		First lien senior secured loan	10.32%	SOFR (M)	5.00%	06/2022	10/2028		0.4	0.4	0.4	(2)(11)
		Second lien senior secured loan	13.43%	SOFR (M)	8.00%	10/2021	10/2029		71.8	71.8	66.0	(2)(11)
										72.6	66.8
GF Parent LLC	Producer of low-acid, aseptic food and beverage products	Class A preferred units				05/2015		2,940		2.9	—	(2)
		Class A common units				05/2015		60,000		0.1	—	(2)
										3.0	—
Gotham Greens Holdings, PBC (15)	Producer of vegetables and culinary herbs for restaurants and retailers	First lien senior secured loan	14.29% (1.50% PIK)	SOFR (M)	8.88%	06/2022	12/2026		35.4	35.4	34.8	(2)(11)
		Series E-1 preferred stock	6.00% PIK			06/2022		172,501		14.2	14.2	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Series E-1 preferred stock				06/2022		16,104		—	—	(2)
		Warrant to purchase shares of Series E-1 preferred stock				06/2022	06/2032	74,912		—	0.6	(2)
										49.6	49.6
KNPC HoldCo, LLC	Producer of trail mix and mixed nut snack products	First lien senior secured loan	10.70%	SOFR (S)	5.50%	04/2022	10/2028		5.6	5.6	5.6	(2)(11)
		First lien senior secured loan	11.95%	SOFR (S)	6.75%	12/2022	10/2028		1.3	1.3	1.3	(2)(11)
										6.9	6.9
Manna Pro Products, LLC (15)	Manufacturer and supplier of specialty nutrition and care products for animals	First lien senior secured revolving loan	11.42%	SOFR (M)	6.00%	12/2020	12/2026		5.1	5.1	4.7	(2)(11)
RB Holdings InterCo, LLC (15)	Manufacturer of pet food and treats	First lien senior secured revolving loan	10.51%	SOFR (Q)	5.00%	05/2022	05/2028		1.8	1.8	1.8	(2)(11)
		First lien senior secured loan	10.52%	SOFR (Q)	5.00%	05/2022	05/2028		11.4	11.4	11.4	(2)(11)
										13.2	13.2
RF HP SCF Investor, LLC	Branded specialty food company	Membership interest				12/2016		10.08%		12.5	28.6	(2)(6)
Teasdale Foods, Inc. and Familia Group Holdings Inc.	Provider of beans, sauces and hominy to the retail, foodservice and wholesale channels	First lien senior secured loan	12.84% (1.00% PIK)	SOFR (Q)	7.25%	12/2020	12/2025		76.1	76.1	68.5	(2)(11)
		Warrant to purchase shares of common stock				02/2019	02/2034	57,827		—	—	(2)
										76.1	68.5
Triton Water Holdings, Inc.	Producer and provider of bottled water brands	First lien senior secured loan	8.90%	SOFR (Q)	3.25%	03/2021	03/2028		1.0	1.0	1.0	(2)(11)(18)
		Senior subordinated loan	6.25%			03/2021	04/2029		0.1	0.1	0.1	(2)(18)
										1.1	1.1
Watermill Express, LLC and Watermill Express Holdings, LLC	Owner and operator of self-service water and ice stations	First lien senior secured loan	10.54%	SOFR (Q)	5.00%	04/2021	04/2027		21.0	21.0	21.0	(2)(11)
		Class A units	8.00% PIK			04/2021		282,200		3.4	4.1
										24.4	25.1
Winebow Holdings, Inc. and The Vintner Group, Inc.	Importer and distributor of wine	First lien senior secured loan	11.67%	SOFR (M)	6.25%	04/2021	07/2025		27.8	27.8	27.0	(2)(11)

										437.0	453.0		4.19%
Retailing and Distribution
Atlas Intermediate III, L.L.C. (15)	Specialty chemicals distributor	First lien senior secured revolving loan	11.17%	SOFR (M)	5.75%	04/2019	04/2025		0.5	0.5	0.5	(2)(11)
		First lien senior secured loan	11.27%	SOFR (Q)	5.75%	03/2021	04/2025		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	11.27%	SOFR (Q)	5.75%	11/2021	04/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.27%	SOFR (Q)	5.75%	03/2022	04/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.27%	SOFR (Q)	5.75%	10/2022	04/2025		0.1	0.1	0.1	(2)(11)
										1.0	1.0
Bamboo Purchaser, Inc.	Provider of nursery, garden, and greenhouse products	First lien senior secured loan	12.04%	SOFR (Q)	6.50%	11/2021	11/2027		17.8	17.8	17.3	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Display Holding Company, Inc., Saldon Holdings, Inc. and Fastsigns Holdings Inc. (15)	Provider of visual communications solutions	First lien senior secured loan	11.07%	SOFR (M)	5.65%	03/2019	03/2025		15.6	15.6	15.6	(2)(11)
		First lien senior secured loan	11.07%	SOFR (M)	5.65%	08/2019	03/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.07%	SOFR (M)	5.65%	06/2021	03/2025		0.1	0.1	0.1	(2)(11)
		Common units				03/2019		600		0.6	1.4	(2)
										16.4	17.2
GPM Investments, LLC and ARKO Corp.	Convenience store operator	Common stock				12/2020		2,088,478		19.8	14.9	(2)(18)
		Warrant to purchase common stock				12/2020	12/2025	1,088,780		1.6	1.2	(2)(18)
										21.4	16.1
Marcone Yellowstone Buyer Inc. and Marcone Yellowstone Holdings, LLC	Distributor of OEM appliance aftermarket parts	First lien senior secured loan	11.79%	SOFR (Q)	6.25%	06/2021	06/2028		0.4	0.4	0.4	(2)(11)
		First lien senior secured loan	11.79%	SOFR (Q)	6.25%	12/2021	06/2028		0.2	0.2	0.2	(2)(11)
		Class A common units				06/2021		5,796		6.1	8.0	(2)
										6.7	8.6
Mavis Tire Express Services Topco Corp., Metis Holdco, Inc. and Metis Topco, LP (15)	Auto parts retailer	First lien senior secured revolving loan	9.03%	SOFR (Q)	3.75%	05/2021	05/2026		1.6	1.6	1.6	(2)(14)
		Series A preferred stock	7.00% PIK			05/2021		68,601		81.1	81.1	(2)
		Class A-1 units				05/2021		24,586		24.6	34.5	(2)
										107.3	117.2
McKenzie Creative Brands, LLC (15)	Designer, manufacturer and distributor of hunting-related supplies	First lien senior secured revolving loan	12.18%	SOFR (M)	6.75%	09/2014	09/2025		1.4	1.4	1.4	(2)(11)
		First lien senior secured loan	12.22%	SOFR (Q)	6.75%	09/2014	09/2025		84.5	84.5	84.5	(2)(8)(11)
		First lien senior secured loan	12.22%	SOFR (Q)	6.75%	09/2014	09/2025		5.5	5.5	5.5	(2)(11)
										91.4	91.4
Monolith Brands Group, Inc.	E-commerce platform focused on consolidating DTC branded businesses	Series A-1 preferred stock				04/2022		701,255		15.5	15.5	(2)
Moon Valley Nursery of Arizona Retail, LLC, Moon Valley Nursery Farm Holdings, LLC, Moon Valley Nursery RE Holdings LLC, and Stonecourt IV Partners, LP	Operator of retail and wholesale tree and plant nurseries	Limited partnership interests				10/2021		21,939,152		20.8	29.9
North Haven Falcon Buyer, LLC and North Haven Falcon Holding Company, LLC	Manufacturer of aftermarket golf cart parts and accessories	First lien senior secured loan	13.54% (3.75% PIK)	SOFR (Q)	8.00%	05/2021	05/2027		26.0	26.0	22.6	(2)(11)
		Class A units				05/2021		50,000		5.0	0.3
										31.0	22.9
Reddy Ice LLC (15)	Packaged ice manufacturer and distributor	First lien senior secured loan	11.42%	SOFR (Q)	6.00%	07/2019	07/2025		60.8	60.8	60.8	(2)(11)
		First lien senior secured loan	11.42%	SOFR (Q)	6.00%	11/2020	07/2025		4.2	4.2	4.2	(2)(11)
		First lien senior secured loan	11.42%	SOFR (Q)	6.00%	10/2021	07/2025		0.9	0.9	0.9	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										65.9	65.9
SCIH Salt Holdings Inc. (15)	Salt and packaged ice melt manufacturer and distributor	First lien senior secured revolving loan				03/2020	03/2025		—	—	—	(13)
Trader Corporation and Project Auto Finco Corp. (15)	Digital Automotive marketplace and software solution provider to automotive industry	First lien senior secured loan	12.13%	CDOR (M)	6.75%	12/2022	12/2029		12.2	12.1	12.2	(2)(6)(11)
US Salt Investors, LLC and Emerald Lake Pearl Acquisition-A, L.P. (15)	Producer and packager of compressed, household, and packaged salt	First lien senior secured loan	11.04%	SOFR (Q)	5.50%	07/2021	07/2028		26.2	26.2	25.9	(2)(11)
		Limited partner interests				07/2021		0.40%		0.8	0.8	(2)
										27.0	26.7

										434.3	441.9		4.09%
Consumer Staples Distribution and Retail
Balrog Acquisition, Inc., Balrog Topco, Inc. and Balrog Parent, L.P.	Manufacturer and distributor of specialty bakery ingredients	First lien senior secured loan	9.93%	SOFR (M)	4.50%	07/2023	09/2028		16.5	16.5	16.5	(2)(11)
		Second lien senior secured loan	12.43%	SOFR (M)	7.00%	09/2021	09/2029		29.5	29.5	29.5	(2)(11)
		Class A preferred units	8.00% PIK			09/2021	08/2051	5,484		6.5	13.9	(2)
		Series A preferred shares	11.00% PIK			09/2021	08/2051	21,921		27.5	27.5	(2)
										80.0	87.4
City Line Distributors LLC and City Line Investments LLC (15)	Specialty food distributor	First lien senior secured loan	11.65%	SOFR (Q)	6.00%	08/2023	08/2028		3.2	3.2	3.1	(2)(11)
		Class A units	8.00% PIK			08/2023		3,473,000		3.5	3.5	(2)
										6.7	6.6
Continental Café, LLC and Infinity Ovation Yacht Charters, LLC (15)	Diversified contract food service provider	First lien senior secured revolving loan	13.50%	Base Rate (Q)	5.00%	11/2021	11/2027		0.2	0.2	0.2	(2)(11)
		First lien senior secured revolving loan	11.42%	SOFR (M)	6.00%	11/2021	11/2027		0.5	0.5	0.5	(2)(11)
		First lien senior secured revolving loan	13.50%	Base Rate (Q)	5.00%	11/2021	11/2027		1.0	1.0	1.0	(11)
		First lien senior secured loan	11.42%	SOFR (M)	6.00%	11/2021	11/2027		6.4	6.4	6.4	(2)(11)
		First lien senior secured loan	11.40%	SOFR (Q)	6.00%	04/2023	11/2027		1.3	1.3	1.3	(2)(11)
		First lien senior secured loan	11.67%	SOFR (M)	6.25%	06/2023	11/2027		1.6	1.6	1.6	(2)(11)
										11.0	11.0
DecoPac, Inc. and KCAKE Holdings Inc. (15)	Supplier of cake decorating solutions and products to in-store bakeries	First lien senior secured revolving loan	11.42%	SOFR (M)	6.00%	05/2021	05/2026		5.7	5.7	5.6	(2)(11)
		First lien senior secured loan	11.54%	SOFR (Q)	6.00%	05/2021	05/2028		147.5	147.5	146.0	(2)(11)
		Common stock				05/2021		9,599		9.6	9.7	(2)
										162.8	161.3
FS Squared Holding Corp. and FS Squared, LLC (15)	Provider of on-site vending and micro market solutions	First lien senior secured revolving loan	10.67%	SOFR (M)	5.25%	03/2019	03/2024		1.4	1.4	1.4	(2)(14)
		First lien senior secured loan	10.67%	SOFR (M)	5.25%	03/2019	03/2025		0.1	0.1	0.1	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Class A units				03/2019		113,219		11.1	33.9	(2)
										12.6	35.4
JWC/KI Holdings, LLC	Foodservice sales and marketing agency	Membership units				11/2015		5,000		5.0	11.1	(2)
LJ Perimeter Buyer, Inc. and LJ Perimeter Co-Invest, L.P. (15)(16)	Distributor of specialty foods	First lien senior secured loan	12.02%	SOFR (Q)	6.50%	10/2022	10/2028		40.0	40.0	40.0	(2)(11)
		Limited partnership interests				10/2022		9,682,047		9.7	11.2	(2)
										49.7	51.2
Mr. Greens Intermediate, LLC, Florida Veg Investments LLC, MRG Texas, LLC and Restaurant Produce and Services Blocker, LLC (15)	Produce distribution platform	First lien senior secured revolving loan				05/2023	05/2029		—	—	—	(13)
		First lien senior secured loan	11.68%	SOFR (M)	6.25%	05/2023	05/2029		9.7	9.7	9.5	(2)(11)
		Class B limited liability company interest				05/2023		17.71%		9.6	10.5	(2)
										19.3	20.0
SFE Intermediate Holdco LLC	Provider of outsourced foodservice to K-12 school districts	First lien senior secured loan	11.54%	SOFR (Q)	6.00%	07/2017	07/2026		6.2	6.2	6.1	(2)(11)
		First lien senior secured loan	11.54%	SOFR (Q)	6.00%	09/2018	07/2026		9.9	9.9	9.8	(2)(11)
		First lien senior secured loan	11.54%	SOFR (Q)	6.00%	03/2022	07/2026		0.4	0.4	0.4	(2)(11)
										16.5	16.3
VCP-EDC Co-Invest, LLC	Distributor of foodservice equipment and supplies	Membership units				06/2017		2,970,000		2.8	7.4
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P. (15)(16)	Fresh and specialty food distributor	First lien senior secured revolving loan	11.64%	SOFR (Q)	6.25%	02/2023	01/2029		0.5	0.5	0.5	(2)(11)(14)
		First lien senior secured loan	11.64%	SOFR (Q)	6.25%	02/2023	01/2029		7.4	7.4	7.4	(2)(11)
		Common units				01/2023		1,673,000		1.7	1.9
										9.6	9.8
ZB Holdco LLC and ZB TopCo LLC (15)	Distributor of Mediterranean food and beverages	First lien senior secured revolving loan	11.55%	SOFR (Q)	6.00%	02/2022	02/2028		0.3	0.3	0.3	(2)(11)(14)
		First lien senior secured loan	11.54%	SOFR (Q)	6.00%	02/2022	02/2028		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	11.54%	SOFR (M)	6.00%	08/2023	02/2028		3.9	3.9	3.9	(2)(11)
		Series A units				06/2023		4,699		4.0	4.6	(2)
										8.4	9.0

										384.4	426.5		3.94%
Pharmaceuticals, Biotechnology and Life Sciences
Abzena Holdings, Inc. and Astro Group Holdings Ltd.	Organization providing discovery, development and manufacturing services to the pharmaceutical and biotechnology industries	A ordinary shares				05/2021		2,476,744		5.7	4.6	(2)(6)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Alcami Corporation and ACM Note Holdings, LLC (15)	Outsourced drug development services provider	First lien senior secured loan	12.42%	SOFR (M)	7.00%	12/2022	12/2028		9.4	9.4	9.4	(2)(11)
		Senior subordinated loan	8.00% PIK			12/2022	06/2029		20.7	20.7	20.7	(2)
										30.1	30.1
Athyrium Buffalo LP (16)	Biotechnology company engaging in the development, manufacture, and commercialization of novel neuromodulators	Limited partnership interests				06/2022		7,628,966		7.6	7.4	(2)(6)
		Limited partnership interests				08/2023		3,756,395		3.8	3.6	(2)(6)
										11.4	11.0
Bamboo US BidCo LLC (15)	Biopharmaceutical company	First lien senior secured loan	9.86%	Euribor (M)	6.00%	09/2023	09/2030		43.7	43.7	42.4	(2)(11)
		First lien senior secured loan	11.32%	SOFR (M)	6.00%	09/2023	09/2030		62.0	62.0	60.2	(2)(11)
										105.7	102.6
Caerus Midco 3 S.à r.l. (15)	Provider of market intelligence and analysis for the pharmaceutical industry	First lien senior secured loan	11.16%	SOFR (Q)	5.75%	10/2022	05/2029		7.2	7.0	7.1	(2)(6)(11)
Cobalt Buyer Sub, Inc., Cobalt Holdings I, LP, and Cobalt Intermediate I, Inc. (15)	Provider of biological products to life science and pharmaceutical companies	First lien senior secured revolving loan	11.43%	SOFR (M)	6.00%	10/2021	10/2027		0.8	0.8	0.8	(2)(11)
		First lien senior secured loan	11.43%	SOFR (M)	6.00%	10/2021	10/2028		31.5	31.5	31.2	(2)(11)
		First lien senior secured loan	11.43%	SOFR (M)	6.00%	06/2023	10/2028		11.6	11.6	11.5	(2)(11)
		Series A preferred shares	15.51% PIK	SOFR (Q)	10.00%	10/2021		60,236		78.0	78.0	(2)(11)
		Preferred units	8.00% PIK			10/2021	10/2051	3,020		3.5	4.4	(2)
		Class A common units				10/2021		30,500		—	—	(2)
										125.4	125.9
Covaris Intermediate 3, LLC & Covaris Parent, LLC (15)	Provider of advanced pre-analytical sample preparation technologies for life and analytical science	First lien senior secured loan	10.79%	SOFR (Q)	5.25%	01/2022	01/2028		2.6	2.6	2.6	(2)(11)
		Class A-2 units				01/2022		4,772		4.8	4.9
										7.4	7.5
NMC Skincare Intermediate Holdings II, LLC (15)	Developer, manufacturer and marketer of skincare products	First lien senior secured revolving loan	10.42%	SOFR (M)	5.00%	10/2018	10/2024		1.3	1.3	1.2	(2)(11)
		First lien senior secured loan	10.43%	SOFR (M)	5.00%	10/2018	10/2024		31.7	31.7	29.5	(2)(11)
		First lien senior secured loan	10.43%	SOFR (M)	5.00%	05/2022	10/2024		4.7	4.7	4.3	(2)(11)
										37.7	35.0
North American Science Associates, LLC, Cardinal Purchaser LLC and Cardinal Topco Holdings, L.P.	Contract research organization providing research and development and testing of medical devices	First lien senior secured loan	11.06%	SOFR (Q)	5.50%	09/2020	09/2027		47.2	47.2	47.2	(2)(11)
		First lien senior secured loan	11.06%	SOFR (Q)	5.50%	12/2020	09/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.06%	SOFR (Q)	5.50%	02/2021	09/2027		2.5	2.5	2.5	(2)(11)
		First lien senior secured loan	11.06%	SOFR (Q)	5.50%	09/2021	09/2027		0.1	0.1	0.1	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Senior subordinated loan	11.00% PIK			03/2023	03/2025		1.5	1.4	1.5	(2)
		Class A preferred units	8.00% PIK			09/2020		13,528		17.2	38.3	(2)
										68.5	89.7
Verista, Inc. (15)	Provides systems consulting for compliance, automation, validation, and packaging solutions to the healthcare sector	First lien senior secured revolving loan	13.50%	Base Rate (Q)	5.00%	05/2022	02/2027		1.6	1.3	1.6	(2)(11)
		First lien senior secured loan	11.38%	LIBOR (Q)	6.00%	05/2022	02/2027		0.8	0.8	0.8	(2)(11)
										2.1	2.4
Vertice Pharma UK Parent Limited	Manufacturer and distributor of generic pharmaceutical products	Preferred shares				12/2015		40,662		—	—	(6)

										401.0	415.9		3.85%
Automobiles and Components
Automotive Keys Group, LLC and Automotive Keys Investor, LLC	Provider of replacement wireless keys for automotive market	First lien senior secured loan	11.79%	SOFR (Q)	6.25%	12/2021	11/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.79%	SOFR (Q)	6.25%	12/2022	11/2025		5.1	5.1	5.0	(2)(11)
		Preferred units				11/2020		4,113,113		5.1	3.1	(2)
		Preferred units				11/2020		1,095,046		1.1	0.8	(2)
		Class A common units				11/2020		5,208,159		—	—	(2)
										11.4	9.0
Continental Acquisition Holdings, Inc.	Distributor of aftermarket batteries to the electric utility vehicle, automotive, commercial, marine and industrial markets	First lien senior secured loan	12.04%	SOFR (Q)	6.50%	01/2021	01/2027		35.9	35.9	30.5	(2)(11)
		First lien senior secured loan	12.04%	SOFR (Q)	6.50%	12/2021	01/2027		5.3	5.3	4.5	(2)(11)
										41.2	35.0
Eckler Purchaser LLC (5)	Restoration parts and accessories provider for classic automobiles	Class A common units				07/2012		67,972		—	—	(2)
Faraday Buyer, LLC (15)	Manufacturer and supplier for the power utility and automotive markets worldwide	First lien senior secured loan	12.37%	SOFR (Q)	7.00%	10/2022	10/2028		55.6	55.6	55.6	(2)(11)
Faraday&Future Inc., FF Inc., Faraday SPE, LLC and Faraday Future Intelligent Electric Inc.	Electric vehicle manufacturer	Warrant to purchase shares of Class A common stock				08/2021	08/2027	27,824,527		2.3	—	(2)
Highline Aftermarket Acquisition, LLC, Highline Aftermarket SC Acquisition, Inc. and Highline PPC Blocker LLC (15)	Manufacturer and distributor of automotive fluids	First lien senior secured revolving loan				11/2020	11/2025		—	—	—	(13)
		First lien senior secured loan	9.92%	SOFR (M)	4.50%	03/2022	11/2027		7.1	6.7	7.0	(2)(11)(18)
		Second lien senior secured loan	13.56%	SOFR (Q)	8.00%	11/2020	11/2028		70.4	70.4	69.0	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Co-invest units				11/2020		59,230		5.9	4.5	(2)
										83.0	80.5
Sun Acquirer Corp. and Sun TopCo, LP (15)	Automotive parts and repair services retailer	First lien senior secured revolving loan				09/2021	09/2027		—	—	—	(13)
		First lien senior secured loan	11.18%	SOFR (M)	5.75%	09/2021	09/2028		51.9	51.9	50.9	(2)(11)
		First lien senior secured loan	11.18%	SOFR (M)	5.75%	11/2021	09/2028		5.3	5.3	5.2	(2)(11)
		Class A units				09/2021		79,688		8.0	8.3	(2)
										65.2	64.4
Wand Newco 3, Inc.	Collision repair company	Second lien senior secured loan	12.67%	SOFR (M)	7.25%	02/2019	02/2027		121.7	120.8	121.7	(2)

										379.5	366.2		3.39%
Materials
ASP-r-pac Acquisition CO LLC and ASP-r-pac Holdings LP (15)	Manufacturer and supplier of printed packaging and trimmings	First lien senior secured loan	11.63%	SOFR (Q)	6.00%	12/2021	12/2027		0.1	0.1	0.1	(2)(11)
		Class A units				12/2021		195,990		19.6	9.9	(2)
										19.7	10.0
Coyote Buyer, LLC (15)	Provider of specialty chemicals used in solid rocket motors for space launch and military missiles	First lien senior secured revolving loan	11.50%	SOFR (Q)	6.00%	05/2022	02/2025		4.0	3.9	3.8	(2)(11)
Halex Holdings, Inc. (5)	Manufacturer of flooring installation products	Common stock				01/2017		51,853		—	—
H-Food Holdings, LLC and Matterhorn Parent, LLC	Food contract manufacturer	First lien senior secured loan	10.58%	LIBOR (S)	5.00%	12/2021	05/2025		0.1	0.1	0.1	(2)(11)(18)
		First lien senior secured loan	9.27%	LIBOR (S)	3.69%	06/2022	05/2025		26.2	24.4	22.7	(2)(18)
		First lien senior secured loan	9.58%	LIBOR (S)	4.00%	07/2022	05/2025		3.3	3.1	2.9	(2)(18)
		Second lien senior secured loan	12.58%	LIBOR (Q)	7.00%	11/2018	03/2026		73.0	73.0	62.8	(2)
		Common units				11/2018		5,827		5.8	3.9
										106.4	92.4
Nelipak Holding Company, Nelipak European Holdings Cooperatief U.A., KNPAK Holdings, LP and PAKNK Netherlands Treasury B.V. (15)	Manufacturer of thermoformed packaging for medical devices	First lien senior secured loan	8.21%	Euribor (Q)	4.50%	07/2019	07/2026		4.7	5.0	4.7	(2)(6)
		First lien senior secured loan	9.77%	SOFR (Q)	4.25%	07/2019	07/2026		14.8	14.8	14.8	(2)(6)(11)
		First lien senior secured loan	8.21%	Euribor (Q)	4.50%	08/2019	07/2026		1.5	1.6	1.5	(2)(6)
		Class A units				07/2019		6,762,668		6.8	9.1	(2)(6)
										28.2	30.1
Novipax Buyer, L.L.C. and Novipax Parent Holding Company, L.L.C.	Developer and manufacturer of absorbent pads for food products	First lien senior secured loan	12.17%	SOFR (M)	6.75%	12/2020	12/2026		22.8	22.8	22.5	(2)(11)
		First lien senior secured loan	12.17%	SOFR (M)	6.75%	12/2022	12/2026		0.3	0.3	0.3	(2)(11)
		Class A preferred units	10.00% PIK			12/2020		4,772		4.2	5.8	(2)
		Class C units				12/2020		4,772		—	—	(2)
										27.3	28.6

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Plaskolite PPC Intermediate II LLC and Plaskolite PPC Blocker LLC	Manufacturer of specialized acrylic and polycarbonate sheets	First lien senior secured loan	9.63%	SOFR (Q)	4.00%	12/2018	12/2025		22.4	21.6	21.4	(2)(11)(18)
		Second lien senior secured loan	12.88%	SOFR (Q)	7.25%	12/2018	12/2026		55.0	55.0	52.2	(2)(11)
		Co-Invest units				12/2018		5,969		0.6	0.3	(2)
										77.2	73.9
Precision Concepts International LLC and Precision Concepts Canada Corporation (15)	Manufacturer of diversified packaging solutions and plastic injection molded products	First lien senior secured loan	11.74%	SOFR (Q)	6.25%	01/2019	01/2026		11.6	11.6	11.6	(2)(6)(11)
		First lien senior secured loan	11.74%	SOFR (Q)	6.25%	06/2021	01/2026		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	11.74%	SOFR (Q)	6.25%	05/2022	01/2026		0.1	0.1	0.1	(2)(6)(11)
										11.8	11.8
SCI PH Parent, Inc.	Industrial container manufacturer, reconditioner and servicer	Series B shares				08/2018		11		1.1	1.9	(2)
Vobev, LLC and Vobev Holdings, LLC (15)	Producer and filler of aluminum beverage cans	First lien senior secured loan	13.18% (4.00% PIK)	SOFR (Q)	7.75%	04/2023	04/2028		50.1	50.1	47.6	(2)(11)
		Warrant to purchase shares of ordinary shares				04/2023	04/2028	4,378		—	—	(2)
										50.1	47.6

										325.7	300.1		2.77%
Technology Hardware and Equipment
Chariot Buyer LLC (15)	Provider of smart access solutions across residential and commercial properties	Second lien senior secured loan	12.17%	SOFR (M)	6.75%	11/2021	11/2029		134.4	134.4	133.0	(2)(11)
Everspin Technologies, Inc.	Designer and manufacturer of computer memory solutions	Warrant to purchase shares of common stock				10/2016	10/2026	18,461		0.4	—
ITI Holdings, Inc. (15)	Provider of innovative software and equipment for motor vehicle agencies	First lien senior secured revolving loan	13.00%	Base Rate (Q)	4.50%	03/2022	03/2028		1.5	1.5	1.4	(11)
		First lien senior secured revolving loan	10.93%	SOFR (M)	5.50%	03/2022	03/2028		2.0	2.0	1.9	(2)(11)
		First lien senior secured revolving loan	13.00%	Base Rate (Q)	4.50%	03/2022	03/2028		2.3	2.3	2.3	(2)(11)
		First lien senior secured loan	11.06%	SOFR (Q)	5.50%	03/2022	03/2028		34.7	34.7	33.4	(2)(11)
										40.5	39.0
Micromeritics Instrument Corp. (15)	Scientific instrument manufacturer	First lien senior secured loan	10.09%	SOFR (Q)	4.50%	12/2019	12/2025		19.6	19.6	19.6	(2)(11)
PerkinElmer U.S. LLC and NM Polaris Co-Invest, L.P.	Provider of analytical instrumentation and testing equipment and services	First lien senior secured loan	12.16%	SOFR (Q)	6.75%	03/2023	03/2029		17.4	17.4	17.3	(2)(11)
		Limited partnership interests				03/2023		0.62%		9.9	10.5	(2)
										27.3	27.8
Repairify, Inc. and Repairify Holdings, LLC (15)	Provider of automotive diagnostics scans and solutions	First lien senior secured revolving loan	10.43%	SOFR (Q)	5.00%	06/2021	06/2027		4.8	4.8	4.7	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Class A common units				06/2021		163,820		4.9	4.3	(2)
										9.7	9.0
Wildcat BuyerCo, Inc. and Wildcat Parent, LP (15)	Provider and supplier of electrical components for commercial and industrial applications	First lien senior secured revolving loan				02/2020	02/2026		—	—	—	(13)
		First lien senior secured loan	10.54%	SOFR (Q)	5.00%	02/2020	02/2026		17.8	17.8	17.8	(2)(11)
		First lien senior secured loan	10.54%	SOFR (Q)	5.00%	11/2021	02/2026		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	10.54%	SOFR (Q)	5.00%	05/2022	02/2026		0.2	0.2	0.2	(2)(11)
		Limited partnership interests				02/2020		17,655		1.8	6.4	(2)
										20.0	24.6

										251.9	253.0		2.34%
Household and Personal Products
Beacon Wellness Brands, Inc. and CDI Holdings I Corp. (15)	Provider of personal care appliances	First lien senior secured loan	11.17%	SOFR (M)	5.75%	12/2021	12/2027		3.7	3.7	3.6	(2)(11)
		Common stock				12/2021		6,149		6.1	4.6	(2)
										9.8	8.2
Foundation Consumer Brands, LLC	Pharmaceutical holding company of over the counter brands	First lien senior secured loan	11.77%	SOFR (Q)	6.25%	02/2021	02/2027		13.4	13.1	13.4	(2)(11)
		First lien senior secured loan	11.79%	SOFR (Q)	6.25%	06/2023	02/2027		15.4	15.0	15.4	(2)(11)
										28.1	28.8
LifeStyles Bidco Ltd., Lifestyles Intermediate Holdco Ltd. and LifeStyles Parent, L.P.	Provider of intimate wellness products	First lien senior secured loan	12.14%	SOFR (Q)	6.75%	11/2022	11/2028		18.5	18.5	18.5	(2)(6)(11)
		Preferred units	8.00% PIK			11/2022		3,178		3.4	3.4	(2)(6)
		Class B common units				11/2022		32,105		—	1.1	(2)(6)
										21.9	23.0
Premier Specialties, Inc. and RMCF V CIV XLIV, L.P. (15)	Manufacturer and supplier of natural fragrance materials and cosmeceuticals	First lien senior secured revolving loan	11.42%	SOFR (M)	6.00%	08/2021	08/2027		3.5	3.5	3.0	(2)(11)
		First lien senior secured loan	11.42%	SOFR (M)	6.00%	08/2021	08/2027		27.1	27.1	23.5	(2)(11)
		Limited partner interests				08/2021		4.58%		5.0	1.4	(2)
										35.6	27.9
RD Holdco Inc. (5)	Manufacturer and marketer of carpet cleaning machines	Second lien senior secured loan				01/2017	10/2026		27.0	23.3	12.1	(2)(10)
		Second lien senior secured loan	15.31% PIK	SOFR (Q)	9.75%	04/2023	10/2026		1.0	1.0	0.4	(2)(11)
		Common stock				01/2017		458,596		14.0	—
		Warrant to purchase shares of common stock				01/2017	12/2023	56,372		—	—
										38.3	12.5
Silk Holdings III Corp. and Silk Holdings I Corp. (15)	Producer of personal care products	First lien senior secured revolving loan	11.39%	SOFR (Q)	6.00%	05/2023	05/2029		0.1	0.1	—	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	13.14%	SOFR (Q)	7.75%	05/2023	05/2029		16.7	16.7	16.2	(2)(11)
		Common stock				05/2023		14,199		14.2	15.9	(2)
										31.0	32.1
Walnut Parent, Inc.	Manufacturer of natural solution pest and animal control products	First lien senior secured loan	10.92%	SOFR (M)	5.50%	11/2020	11/2027		14.4	14.4	13.9	(2)(11)
		First lien senior secured loan	10.92%	SOFR (M)	5.50%	04/2022	11/2027		0.1	0.1	0.1	(2)(11)
										14.5	14.0

										179.2	146.5		1.35%
Telecommunication Services
Aventiv Technologies, LLC and Securus Technologies Holdings, Inc.	Provider of inmate telecom solutions to corrections and law enforcement agencies	First lien senior secured loan	10.23%	LIBOR (Q)	4.50%	05/2022	11/2024		9.1	8.9	8.1	(2)(11)(18)
		Second lien senior secured loan	13.98%	LIBOR (Q)	8.25%	05/2022	11/2025		0.2	0.2	0.2	(2)(11)
										9.1	8.3
Emergency Communications Network, LLC (15)	Provider of mission critical emergency mass notification solutions	First lien senior secured revolving loan	13.66% (5.75% PIK)	SOFR (Q)	8.25%	06/2017	06/2024		7.1	7.1	6.4	(2)(11)
		First lien senior secured loan	14.12% (5.75% PIK)	SOFR (Q)	8.75%	06/2017	06/2024		50.4	50.4	45.4	(2)(11)
										57.5	51.8

										66.6	60.1		0.56%
Transportation
Shur-Co Acquisition, Inc. and Shur-Co Holdco, Inc.	Provider of tarp systems and accessories for trucks, trailers, carts, and specialty equipment used in the agriculture, construction and flatbed markets	First lien senior secured loan	10.95%	SOFR (A)	6.05%	06/2021	06/2027		26.6	26.6	26.6	(2)(11)
		First lien senior secured loan	10.95%	SOFR (A)	6.05%	06/2022	06/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.39%	SOFR (Q)	6.05%	03/2023	06/2027		6.2	6.2	6.2	(2)(11)
		Common stock				06/2021		75,990		7.6	16.9	(2)
										40.5	49.8

										40.5	49.8		0.46%
Education
Excelligence Holdings Corp.	Developer, manufacturer and retailer of educational products	First lien senior secured loan	11.54%	SOFR (Q)	6.00%	04/2017	01/2024		9.1	9.1	9.1	(2)(11)
Flinn Scientific, Inc. and WCI-Quantum Holdings, Inc. (15)	Distributor of instructional products, services and resources	First lien senior secured revolving loan	10.93%	SOFR (M)	5.50%	08/2018	08/2024		5.4	5.4	5.4	(2)(11)(14)
		First lien senior secured revolving loan	13.00%	Base Rate (Q)	4.50%	08/2018	08/2024		0.7	0.7	0.7	(2)(11)(14)
		First lien senior secured loan	11.15%	SOFR (Q)	5.50%	07/2017	08/2024		29.4	29.4	29.4	(2)(11)
		First lien senior secured loan	11.15%	SOFR (Q)	5.50%	08/2018	08/2024		1.1	1.1	1.1	(2)(11)
		Series A preferred stock				10/2014		1,272		0.7	1.4	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value	% of Net Assets
										37.3	38.0

										46.4	47.1	0.44%

Total Investments										$21,864.0	$21,928.5	202.74%

Derivative Instruments

Forward currency contracts

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Appreciation / (Depreciation)
Foreign currency forward contract	$186		€167	ROYAL BANK OF CANADA	10/27/2023	9
Foreign currency forward contract	$145		£112	ROYAL BANK OF CANADA	10/27/2023	8
Foreign currency forward contract	$129	CAD	172	ROYAL BANK OF CANADA	10/27/2023	3
Foreign currency forward contract	$113	CAD	153	ROYAL BANK OF CANADA	10/19/2023	1
Foreign currency forward contract	$42	NZD	68	ROYAL BANK OF CANADA	10/27/2023	1
Foreign currency forward contract	$31		£25	ROYAL BANK OF CANADA	8/21/2026	1
Foreign currency forward contract	$13		€12	ROYAL BANK OF CANADA	1/26/2024	—
Foreign currency forward contract	$11		€10	ROYAL BANK OF CANADA	10/6/2023	—
Foreign currency forward contract	$10	CAD	13	ROYAL BANK OF CANADA	10/10/2023	—
Foreign currency forward contract	$—	CAD	1	CIBC - TORONTO	10/27/2023	—
Total						$23
Interest rate swap

Description	Hedged Item	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation / (Depreciation)
Interest rate swap	January 2027 Notes	7.000%	SOFR +2.585%	Wells Fargo Bank, N.A.	1/15/2027	$600	$(5)	$—	$(5)
______________________________________________

(1)Other than the Company’s investments listed in footnote 5 below (subject to the limitations set forth therein), the Company does not “Control” any of its portfolio companies, for the purposes of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In general, under the Investment Company Act, the Company would “Control” a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. All of the Company’s portfolio company investments, which as of September 30, 2023 represented 203% of the Company’s net assets or 96% of the Company’s total assets, are subject to legal restrictions on sales.

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

(4)As defined in the Investment Company Act, the Company is deemed to be an “Affiliated Person” because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the nine months ended September 30, 2023 in which the issuer was an Affiliated Person of the Company (but not a portfolio company that the Company is deemed to Control) are as follows:

For the Nine Months Ended September 30, 2023										As of September 30, 2023
(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)	Fair Value
Apex Clean Energy TopCo, LLC	$33.1	$—	$—	$—	$—	$—	$—	$—	$—	$183.7
APG Intermediate Holdings Corporation and APG Holdings, LLC	—	0.1	—	1.1	—	—	—	—	3.2	24.9
Blue Wolf Capital Fund II, L.P.	—	—	—	—	—	—	—	—	—	0.1
Bragg Live Food Products, LLC and SPC Investment Co., L.P.	1.5	3.4	—	2.6	—	—	—	—	4.6	41.8
Daylight Beta Parent LLC and CFCo, LLC	—	—	—	—	—	—	—	—	—	12.1
ESCP PPG Holdings, LLC	—	—	—	—	—	—	—	—	2.3	5.5
European Capital UK SME Debt LP	—	9.8	—	—	—	7.0	—	—	(1.0)	15.7
PCG-Ares Sidecar Investment, L.P.	—	—	—	—	—	—	—	—	—	0.7
PCG-Ares Sidecar Investment II, L.P.	—	—	—	—	—	—	—	—	1.8	17.4
Production Resource Group, L.L.C. and PRG III, LLC	—	1.1	—	8.0	—	—	—	—	11.7	111.8
Shock Doctor, Inc. and Shock Doctor Holdings, LLC	2.7	1.2	—	0.1	—	—	—	—	(3.5)	3.8
Totes Isotoner Corporation and Totes Ultimate Holdco, Inc.	—	—	—	0.2	—	—	—	—	(0.1)	3.5
	$37.3	$15.6	$—	$12.0	$—	$7.0	$—	$—	$19.0	$421.0

(5)As defined in the Investment Company Act, the Company is deemed to be both an “Affiliated Person” and “Control” this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the nine months ended September 30, 2023 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control are as follows:

For the Nine Months Ended September 30, 2023										As of September 30, 2023
(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)	Fair Value
Absolute Dental Group LLC and Absolute Dental Equity, LLC	$13.2	$11.4	$—	$6.3	$—	$—	$0.1	$—	$(1.5)	$72.5
ACAS Equity Holdings Corporation	—	—	—	—	—	—	—	—	—	0.4
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc.	—	—	—	—	—	—	—	—	—	—
ADG, LLC, GEDC Equity, LLC and RC IV GEDC Investor LLC	25.3	0.1	—	1.1	—	—	—	—	(5.5)	69.9
CoLTs 2005-1 Ltd.	—	—	—	—	—	—	—	—	—	—
Eckler Industries, Inc. and Eckler Purchaser LLC	—	—	—	—	—	—	—	—	—	—
Halex Holdings, Inc.	—	—	—	—	—	—	—	—	—	—
HCI Equity, LLC	—	—	—	—	—	—	—	—	—	—
Heelstone Renewable Energy, LLC and Heelstone Renewable Energy Investors, LLC	—	—	—	6.8	—	—	—	—	31.2	247.7
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation	11.5	—	—	1.7	—	0.3	—	—	4.1	64.1
Ivy Hill Asset Management, L.P.	405.2	627.4	—	27.8	—	179.0	—	—	41.2	2,020.0
Olympia Acquisition, Inc., Olympia TopCo, L.P., and Asclepius Holdings LLC	4.2	0.1	—	—	—	—	—	—	(6.7)	42.1
Potomac Intermediate Holdings II LLC	—	—	—	—	—	—	—	—	(19.3)	123.9
PS Operating Company LLC and PS Op Holdings LLC	—	0.2	—	1.6	—	—	—	—	(2.8)	24.9
RD Holdco Inc.	0.9	—	—	0.1	—	—	—	—	—	12.5
S Toys Holdings LLC (fka The Step2 Company, LLC)	—	—	—	—	—	—	—	—	—	0.1
Senior Direct Lending Program, LLC	110.6	126.0	—	129.3	5.0	—	2.9	—	(17.4)	1,215.7
SHO Holding I Corporation, Shoes For Crews (Europe) Limited and Never Slip TopCo, Inc.	18.0	8.0	—	0.7	—	—	—	—	(21.4)	59.9
Startec Equity, LLC	—	—	—	—	—	—	—	—	—	—
Visual Edge Technology, Inc.	—	—	—	1.0	—	1.0	—	—	5.3	78.9
VPROP Operating, LLC and V SandCo, LLC	—	4.5	—	4.6	—	6.7	—	—	(8.2)	103.4
	$588.9	$777.7	$—	$181.0	$5.0	$187.0	$3.0	$—	$(1.0)	$4,136.0
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

(6)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets. Pursuant to Section 55(a) of the Investment Company Act, 24% of the Company's total assets are represented by investments at fair value and other assets that are considered "non-qualifying assets" as of September 30, 2023.

(7)Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”), the London Interbank Offered Rate (“LIBOR”), or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually (A), semi-annually (S), quarterly (Q), bi-monthly (B), monthly (M) or daily (D). For each such loan, the Company has provided the interest rate in effect on the date presented. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.

(8)In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.00% on $40.5 in aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(9)The Company sold a participating interest of approximately $34.2 in aggregate principal amount outstanding of the portfolio company’s first lien senior secured revolving loan. As the transaction did not qualify as a “true sale” in accordance with U.S. generally accepted accounting principles (“GAAP”), the Company recorded a corresponding $34.2 secured borrowing, at fair value, included in “secured borrowings” in the accompanying consolidated balance sheet. As of September 30, 2023, the interest rate in effect for the secured borrowing was 12.93%.

(10)Loan was on non-accrual status as of September 30, 2023.

(11)Loan includes interest rate floor feature.

(12)In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from the SDLP’s loan portfolio, after expenses, which may result in a return to the Company greater than the contractual stated interest rate.

(13)As of September 30, 2023, no amounts were funded by the Company under this first lien senior secured revolving loan; however, there were letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 for further information on letters of credit commitments related to certain portfolio companies.

(14)As of September 30, 2023, in addition to the amounts funded by the Company under this first lien senior secured revolving loan, there were also letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 for further information on letters of credit commitments related to certain portfolio companies.

(15)As of September 30, 2023, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 7 for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
22 HoldCo Limited	$20.2	$—	$20.2	$—	$—	$20.2
Absolute Dental Group LLC and Absolute Dental Equity, LLC	7.1	(5.1)	2.0	—	—	2.0
Accession Risk Management Group, Inc. and RSC Insurance Brokerage, Inc.	10.9	—	10.9	—	—	10.9
Accommodations Plus Technologies LLC and Accommodations Plus Technologies Holdings LLC	4.1	(4.1)	—	—	—	—
Activate Holdings (US) Corp.	3.6	—	3.6	—	—	3.6
ADG, LLC, GEDC Equity, LLC and RC IV GEDC Investor LLC	20.0	—	20.0	—	—	20.0
Advarra Holdings, Inc.	0.3	—	0.3	—	—	0.3
AffiniPay Midco, LLC and AffiniPay Intermediate Holdings, LLC	45.6	—	45.6	—	—	45.6
AI Fire Buyer, Inc. and AI Fire Parent LLC	11.3	(2.6)	8.7	—	—	8.7
AIM Acquisition, LLC	1.7	(0.2)	1.5	—	—	1.5
Alcami Corporation and ACM Note Holdings, LLC	2.6	—	2.6	—	—	2.6
American Residential Services L.L.C. and Aragorn Parent Holdings LP	4.5	(1.0)	3.5	—	—	3.5
Anaplan, Inc.	1.4	—	1.4	—	—	1.4
Anaqua Parent Holdings, Inc. & Astorg VII Co-Invest Anaqua	0.1	—	0.1	—	—	0.1
APG Intermediate Holdings Corporation and APG Holdings, LLC	0.1	—	0.1	—	—	0.1
Applied Technical Services, LLC	5.0	(1.5)	3.5	—	—	3.5
AQ Sage Buyer, LLC	5.3	—	5.3	—	—	5.3
AQ Sunshine, Inc.	12.4	(3.3)	9.1	—	—	9.1
Ardonagh Midco 2 plc and Ardonagh Midco 3 plc	15.6	—	15.6	—	—	15.6
Argenbright Holdings V, LLC and Amberstone Security Group Limited	2.5	—	2.5	—	—	2.5
ASP-r-pac Acquisition CO LLC and ASP-r-pac Holdings LP	6.2	—	6.2	—	—	6.2
AthenaHealth Group Inc., Minerva Holdco, Inc. and BCPE Co-Invest (A), LP	9.0	—	9.0	—	—	9.0
ATI Restoration, LLC	59.3	(2.5)	56.8	—	—	56.8
Atlas Intermediate III, L.L.C.	0.8	(0.5)	0.3	—	—	0.3
Avalara, Inc.	2.7	—	2.7	—	—	2.7
Avetta, LLC	4.2	—	4.2	—	—	4.2
AxiomSL Group, Inc. and Calypso Group, Inc.	2.5	—	2.5	—	—	2.5
BAMBOO US BIDCO LLC	23.8	—	23.8	—	—	23.8
Banyan Software Holdings, LLC and Banyan Software, LP	12.6	(1.0)	11.6	—	—	11.6
Beacon Pointe Harmony, LLC	5.0	—	5.0	—	—	5.0
Beacon Wellness Brands, Inc. and CDI Holdings I Corp.	0.9	—	0.9	—	—	0.9
Belfor Holdings, Inc.	25.0	(8.8)	16.2	—	—	16.2
Benecon Midco II LLC and Locutus Holdco LLC	4.5	—	4.5	—	—	4.5
Berner Food & Beverage, LLC	1.7	(1.0)	0.7	—	—	0.7
BlueHalo Financing Holdings, LLC, BlueHalo Global Holdings, LLC, and BlueHalo, LLC	3.0	(1.0)	2.0	—	—	2.0
Bobcat Purchaser, LLC and Bobcat Topco, L.P.	6.5	—	6.5	—	—	6.5
Borrower R365 Holdings LLC	2.3	—	2.3	—	—	2.3
Bottomline Technologies, Inc. and Legal Spend Holdings, LLC	2.3	—	2.3	—	—	2.3
Bragg Live Food Products, LLC and SPC Investment Co., L.P.	4.4	—	4.4	—	—	4.4
Businessolver.com, Inc.	3.6	—	3.6	—	—	3.6
Cadence Aerospace, LLC	7.9	(0.1)	7.8	—	—	7.8
Caerus Midco 3 S.à r.l.	2.3	—	2.3	—	—	2.3
Capstone Acquisition Holdings, Inc. and Capstone Parent Holdings, LP	15.2	(7.6)	7.6	—	—	7.6
Captive Resources Midco, LLC	1.2	—	1.2	—	—	1.2
Cardinal Parent, Inc. and Packers Software Intermediate Holdings, Inc.	5.0	(4.9)	0.1	—	—	0.1
Center for Autism and Related Disorders, LLC	9.5	(9.5)	—	—	—	—
Centric Brands LLC and Centric Brands GP LLC	8.6	(6.3)	2.3	—	—	2.3
Chariot Buyer LLC	12.3	—	12.3	—	—	12.3
Cheyenne Petroleum Company Limited Partnership, CPC 2001 LLC and Mill Shoals LLC	9.5	—	9.5	—	—	9.5
City Line Distributors LLC and City Line Investments LLC	1.7	—	1.7	—	—	1.7
Clarion Home Services Group, LLC and LBC Breeze Holdings LLC	8.0	(0.9)	7.1	—	—	7.1

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Cloud Software Group, Inc., Picard Parent, Inc., Cloud Software Group Holdings, Inc., Picard HoldCo, LLC and Elliott Alto Co-Investor Aggregator L.P.	19.0	—	19.0	—	—	19.0
CMG HoldCo, LLC and CMG Buyer Holdings, Inc.	10.2	(0.5)	9.7	—	—	9.7
Cobalt Buyer Sub, Inc., Cobalt Holdings I, LP, and Cobalt Intermediate I, Inc.	6.3	(0.8)	5.5	—	—	5.5
Community Brands ParentCo, LLC	7.2	—	7.2	—	—	7.2
Compex Legal Services, Inc.	3.6	(0.4)	3.2	—	—	3.2
Comprehensive EyeCare Partners, LLC	1.9	(1.9)	—	—	—	—
Concert Golf Partners Holdco LLC	3.1	—	3.1	—	—	3.1
Consilio Midco Limited, Compusoft US LLC, and Consilio Investment Holdings, L.P.	11.8	(9.2)	2.6	—	—	2.6
Continental Café, LLC and Infinity Ovation Yacht Charters, LLC	1.8	(0.7)	1.1	—	—	1.1
Convera International Holdings Limited and Convera International Financial S.A R.L.	2.3	—	2.3	—	—	2.3
CoreLogic, Inc. and T-VIII Celestial Co-Invest LP	38.9	—	38.9	—	—	38.9
Cority Software Inc., Cority Software (USA) Inc., and Cority Parent, Inc.	0.1	—	0.1	—	—	0.1
Cornerstone OnDemand, Inc. and Sunshine Software Holdings, Inc.	38.7	(0.5)	38.2	—	—	38.2
Coupa Holdings, LLC and Coupa Software Incorporated	0.9	—	0.9	—	—	0.9
Covaris Intermediate 3, LLC & Covaris Parent, LLC	19.7	—	19.7	—	—	19.7
Coyote Buyer, LLC	5.8	(4.0)	1.8	—	—	1.8
Crown CT Parent Inc., Crown CT HoldCo Inc. and Crown CT Management LLC	3.2	—	3.2	—	—	3.2
CST Holding Company	1.9	—	1.9	—	—	1.9
CVP Holdco, Inc. and OMERS Wildcats Investment Holdings LLC	20.1	—	20.1	—	—	20.1
DecoPac, Inc. and KCAKE Holdings Inc.	16.5	(5.7)	10.8	—	—	10.8
Denali Holdco LLC and Denali Apexco LP	11.4	(2.9)	8.5	—	—	8.5
DFC Global Facility Borrower III LLC	74.4	(63.0)	11.4	—	—	11.4
DFS Holding Company, Inc.	0.3	—	0.3	—	—	0.3
Diligent Corporation and Diligent Preferred Issuer, Inc.	2.2	(1.0)	1.2	—	—	1.2
Display Holding Company, Inc., Saldon Holdings, Inc. and Fastsigns Holdings Inc.	2.3	—	2.3	—	—	2.3
DRS Holdings III, Inc. and DRS Holdings I, Inc.	10.8	—	10.8	—	—	10.8
DS Admiral Bidco, LLC	0.1	—	0.1	—	—	0.1
Dye & Durham Corporation	10.7	(3.7)	7.0	—	—	7.0
Dynamic NC Aerospace Holdings, LLC and Dynamic NC Investment Holdings, LP	7.1	(1.7)	5.4	—	—	5.4
Elemica Parent, Inc. & EZ Elemica Holdings, Inc.	4.1	(4.1)	—	—	—	—
Elevation Services Parent Holdings, LLC	17.1	(2.7)	14.4	—	—	14.4
Emergency Communications Network, LLC	7.1	(7.1)	—	—	—	—
EP Wealth Advisors, LLC	9.8	(0.4)	9.4	—	—	9.4
EpiServer Inc. and Episerver Sweden Holdings AB	14.5	—	14.5	—	—	14.5
EPS NASS Parent, Inc.	1.4	(1.2)	0.2	—	—	0.2
ESHA Research, LLC and RMCF VI CIV XLVIII, L.P.	1.1	(0.4)	0.7	—	—	0.7
Essential Services Holding Corporation and OMERS Mahomes Investment Holdings LLC	28.0	(8.8)	19.2	—	—	19.2
Excel Fitness Consolidator LLC	1.8	—	1.8	—	—	1.8
Extrahop Networks, Inc.	11.7	—	11.7	—	—	11.7
Faraday Buyer, LLC	1.1	—	1.1	—	—	1.1
Finastra USA, Inc., DH Corporation/Societe DH, and Finastra Europe S.A R.L.	21.9	—	21.9	—	—	21.9
FL Hawk Intermediate Holdings, Inc.	0.5	—	0.5	—	—	0.5
Flinn Scientific, Inc. and WCI-Quantum Holdings, Inc.	14.5	(6.1)	8.4	—	—	8.4
Flint OpCo, LLC	4.1	—	4.1	—	—	4.1
FlyWheel Acquireco, Inc.	8.2	(5.5)	2.7	—	—	2.7
Forescout Technologies, Inc.	16.0	—	16.0	—	—	16.0
Foundation Risk Partners, Corp.	34.4	—	34.4	—	—	34.4
FS Squared Holding Corp. and FS Squared, LLC	9.5	(1.9)	7.6	—	—	7.6
Galway Borrower LLC	8.8	(0.4)	8.4	—	—	8.4
GC Waves Holdings, Inc.	0.1	—	0.1	—	—	0.1
Genesis Acquisition Co. and Genesis Ultimate Holding Co.	1.5	(1.5)	—	—	—	—

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
GI Ranger Intermediate LLC	9.2	(1.4)	7.8	—	—	7.8
Global Music Rights, LLC	4.3	—	4.3	—	—	4.3
GNZ Energy Bidco Limited and Galileo Co-investment Trust I	3.0	—	3.0	—	—	3.0
Gotham Greens Holdings, PBC	14.9	—	14.9	—	(12.9)	2.0
GraphPAD Software, LLC, Insightful Science Intermediate I, LLC and Insightful Science Holdings, LLC	5.0	(0.6)	4.4	—	—	4.4
GroundWorks, LLC	1.4	—	1.4	—	—	1.4
GS SEER Group Borrower LLC and GS SEER Group Holdings LLC	10.9	—	10.9	—	—	10.9
GTCR F Buyer Corp. and GTCR (D) Investors LP	1.6	—	1.6	—	—	1.6
Hanger, Inc.	27.1	—	27.1	—	—	27.1
Harvey Tool Company, LLC	25.9	(2.7)	23.2	—	—	23.2
HealthEdge Software, Inc.	30.9	(0.3)	30.6	—	—	30.6
Heavy Construction Systems Specialists, LLC	4.0	—	4.0	—	—	4.0
Helios Service Partners, LLC and Astra Service Partners, LLC	7.3	(0.1)	7.2	—	—	7.2
Help/Systems Holdings, Inc.	7.5	—	7.5	—	—	7.5
HGC Holdings, LLC	7.5	—	7.5	—	—	7.5
HH-Stella, Inc. and Bedrock Parent Holdings, LP	26.3	(0.3)	26.0	—	(10.7)	15.3
Higginbotham Insurance Agency, Inc.	5.4	—	5.4	—	—	5.4
High Street Buyer, Inc. and High Street Holdco LLC	21.5	—	21.5	—	—	21.5
Highline Aftermarket Acquisition, LLC, Highline Aftermarket SC Acquisition, Inc. and Highline PPC Blocker LLC	9.5	(0.2)	9.3	—	—	9.3
Huskies Parent, Inc., GI Insurity Parent LLC and GI Insurity TopCo LP	22.6	(13.3)	9.3	—	—	9.3
Hyland Software, Inc.	6.0	—	6.0	—	—	6.0
Infinity Home Services HoldCo, Inc. and IHS Parent Holdings, L.P.	6.5	—	6.5	—	—	6.5
Inszone Mid, LLC and INSZ Holdings, LLC	8.2	(1.2)	7.0	—	—	7.0
IQN Holding Corp.	4.8	—	4.8	—	—	4.8
ISQ Hawkeye Holdco, Inc. and ISQ Hawkeye Holdings, L.P.	9.1	(0.3)	8.8	—	—	8.8
ITI Holdings, Inc.	5.7	(4.3)	1.4	—	—	1.4
Johnnie-O Inc. and Johnnie-O Holdings Inc.	—	—	—	—	—	—
Kaseya Inc. and Knockout Intermediate Holdings I Inc.	30.5	(6.9)	23.6	—	—	23.6
KBHS Acquisition, LLC (d/b/a Alita Care, LLC)	5.0	(3.4)	1.6	—	—	1.6
Kene Acquisition, Inc. and Kene Holdings, L.P.	8.9	(0.2)	8.7	—	—	8.7
Kings Buyer, LLC	5.6	—	5.6	—	—	5.6
Laboratories Bidco LLC and Laboratories Topco LLC	19.6	(5.2)	14.4	—	—	14.4
LeanTaaS Holdings, Inc.	45.3	—	45.3	—	—	45.3
Leviathan Intermediate Holdco, LLC and Leviathan Holdings, L.P.	1.5	—	1.5	—	—	1.5
Lew's Intermediate Holdings, LLC	2.3	—	2.3	—	—	2.3
Lido Advisors, LLC	5.8	(0.6)	5.2	—	—	5.2
Lightbeam Bidco, Inc.	1.3	(0.3)	1.0	—	—	1.0
LJ Perimeter Buyer, Inc. and LJ Perimeter Co-Invest, L.P.	5.6	—	5.6	—	—	5.6
LJP Purchaser, Inc. and LJP Topco, LP	3.1	—	3.1	—	—	3.1
Lower ACS, Inc.	25.9	—	25.9	—	—	25.9
Majesco and Magic Topco, L.P.	2.0	—	2.0	—	—	2.0
Manna Pro Products, LLC	7.0	(5.1)	1.9	—	—	1.9
Marmic Purchaser, LLC and Marmic Topco, L.P.	4.2	—	4.2	—	—	4.2
Mavis Tire Express Services Topco Corp., Metis Holdco, Inc. and Metis Topco, LP	32.9	(5.3)	27.6	—	—	27.6
McKenzie Creative Brands, LLC	4.5	(1.4)	3.1	—	—	3.1
Medline Borrower, LP	6.9	(0.2)	6.7	—	—	6.7
Micromeritics Instrument Corp.	4.1	—	4.1	—	—	4.1
Mimecast Borrowerco, Inc. and Magnesium Co- Invest SCSp	15.1	—	15.1	—	—	15.1
Ministry Brands Holdings, LLC and RCP MB Investments B, L.P.	27.6	(3.6)	24.0	—	—	24.0
Modigent, LLC and OMERS PMC Investment Holdings LLC	16.2	(2.2)	14.0	—	—	14.0
Monica Holdco (US) Inc.	3.6	(3.6)	—	—	—	—
Moonraker AcquisitionCo LLC and Moonraker HoldCo LLC	10.1	(0.1)	10.0	—	—	10.0
Mr. Greens Intermediate, LLC, Florida Veg Investments LLC, MRG Texas, LLC and Restaurant Produce and Services Blocker, LLC	6.3	(0.2)	6.1	—	—	6.1
MRI Software LLC	3.5	—	3.5	—	—	3.5
Murchison Oil and Gas, LLC and Murchison Holdings, LLC	9.2	—	9.2	—	—	9.2

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
NAS, LLC and Nationwide Marketing Group, LLC	3.0	(0.6)	2.4	—	—	2.4
NCWS Intermediate, Inc. and NCWS Holdings LP	11.5	—	11.5	—	—	11.5
Nelipak Holding Company, Nelipak European Holdings Cooperatief U.A., KNPAK Holdings, LP and PAKNK Netherlands Treasury B.V.	0.6	—	0.6	—	—	0.6
Neptune Bidco US Inc. and Elliott Metron Co-Investor Aggregator L.P.	12.6	—	12.6	—	—	12.6
NMC Skincare Intermediate Holdings II, LLC	12.7	(1.3)	11.4	—	—	11.4
NMN Holdings III Corp. and NMN Holdings LP	12.5	(4.6)	7.9	—	—	7.9
North American Fire Holdings, LLC and North American Fire Ultimate Holdings, LLC	2.7	(0.5)	2.2	—	—	2.2
North Haven Fairway Buyer, LLC, Fairway Lawns, LLC and Command Pest Control, LLC	8.9	—	8.9	—	—	8.9
North Haven Stack Buyer, LLC	10.4	(1.1)	9.3	—	—	9.3
Northwinds Holding, Inc. and Northwinds Services Group LLC	12.7	—	12.7	—	—	12.7
Olympia Acquisition, Inc., Olympia TopCo, L.P., and Asclepius Holdings LLC	1.6	—	1.6	—	—	1.6
OMH-HealthEdge Holdings, LLC	—	—	—	—	—	—
OneDigital Borrower LLC	7.5	(1.8)	5.7	—	—	5.7
Opal Fuels Intermediate HoldCo LLC, and Opal Fuels Inc.	0.1	—	0.1	—	—	0.1
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P.	1.6	—	1.6	—	—	1.6
Pathway Vet Alliance LLC and Jedi Group Holdings LLC	1.9	—	1.9	—	—	1.9
Patriot Growth Insurance Services, LLC	2.2	—	2.2	—	—	2.2
PCIA SPV-3, LLC and ASE Royal Aggregator, LLC	3.5	—	3.5	—	—	3.5
PDDS HoldCo, Inc.	2.9	—	2.9	—	—	2.9
PDI TA Holdings, Inc., Peachtree Parent, Inc. and Insight PDI Holdings, LLC	7.6	(7.6)	—	—	—	—
Pegasus Global Enterprise Holdings, LLC, Mekone Blocker Acquisition, Inc. and Mekone Parent, LLC	11.6	—	11.6	—	—	11.6
Pelican Products, Inc.	2.3	—	2.3	—	—	2.3
People Corporation	19.4	—	19.4	—	—	19.4
Perforce Software, Inc.	7.5	(1.1)	6.4	—	—	6.4
PestCo Holdings, LLC and PestCo, LLC	0.9	—	0.9	—	—	0.9
Petrus Buyer, Inc.	2.7	—	2.7	—	—	2.7
Petvisor Holdings, LLC	31.8	(1.2)	30.6	—	—	30.6
Ping Identity Holding Corp.	0.2	—	0.2	—	—	0.2
Pluralsight, Inc.	0.3	(0.2)	0.1	—	—	0.1
PracticeTek Purchaser, LLC, PracticeTek MidCo, LLC and GSV PracticeTek Holdings, LLC	12.3	(0.5)	11.8	—	—	11.8
Precision Concepts International LLC and Precision Concepts Canada Corporation	14.4	—	14.4	—	—	14.4
Premier Specialties, Inc. and RMCF V CIV XLIV, L.P.	3.5	(3.5)	—	—	—	—
Premise Health Holding Corp. and OMERS Bluejay Investment Holdings LP	36.0	(0.6)	35.4	—	—	35.4
Prime Buyer, L.L.C.	15.9	(0.8)	15.1	—	—	15.1
Priority Waste Holdings LLC, Priority Waste Holdings Indiana LLC and Priority Waste Super Holdings, LLC	12.6	—	12.6	—	—	12.6
ProfitSolv Purchaser, Inc. and PS Co-Invest, L.P.	0.1	—	0.1	—	—	0.1
Project Essential Bidco, Inc. and Project Essential Super Parent, Inc.	1.1	—	1.1	—	—	1.1
Project Potter Buyer, LLC and Project Potter Parent, L.P.	5.5	(2.1)	3.4	—	—	3.4
Proofpoint, Inc.	3.1	—	3.1	—	—	3.1
PS Operating Company LLC and PS Op Holdings LLC	5.9	(4.3)	1.6	—	—	1.6
PSC Group LLC	15.1	(2.4)	12.7	—	—	12.7
PushPay USA Inc.	3.6	—	3.6	—	—	3.6
PYE-Barker Fire & Safety, LLC	14.9	—	14.9	—	—	14.9
Pyramid-BMC IntermediateCo I, LLC and Pyramid Investors, LLC	1.6	—	1.6	—	—	1.6
QF Holdings, Inc.	1.1	(0.4)	0.7	—	—	0.7
Qnnect, LLC and Connector TopCo, LP	2.7	—	2.7	—	—	2.7
Radius Aerospace, Inc. and Radius Aerospace Europe Limited	2.8	(1.4)	1.4	—	—	1.4
Radwell Parent, LLC	4.4	(0.9)	3.5	—	—	3.5
Raptor Technologies, LLC, Sycamore Bidco LTD and Rocket Parent, LLC	4.4	—	4.4	—	—	4.4
RB Holdings InterCo, LLC	5.6	(1.8)	3.8	—	—	3.8

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Reddy Ice LLC	0.2	—	0.2	—	—	0.2
Redwood Services, LLC and Redwood Services Holdco, LLC	12.3	—	12.3	—	—	12.3
Reef Lifestyle, LLC	31.9	(31.7)	0.2	—	—	0.2
Registrar Intermediate, LLC and PSP Registrar Co-Investment Fund, L.P.	6.9	(1.4)	5.5	—	—	5.5
Relativity ODA LLC	3.8	—	3.8	—	—	3.8
Repairify, Inc. and Repairify Holdings, LLC	7.3	(4.8)	2.5	—	—	2.5
Revalize, Inc.	0.9	(0.1)	0.8	—	—	0.8
Rialto Management Group, LLC	1.3	(0.3)	1.0	—	—	1.0
Riser Merger Sub, Inc.	1.8	—	1.8	—	—	1.8
RMS HoldCo II, LLC & RMS Group Holdings, Inc.	2.9	—	2.9	—	—	2.9
Rodeo AcquisitionCo LLC	2.5	(1.9)	0.6	—	—	0.6
RTI Surgical, Inc. and Pioneer Surgical Technology, Inc.	15.9	(12.4)	3.5	—	—	3.5
SageSure Holdings, LLC and SageSure LLC	3.1	—	3.1	—	—	3.1
Schill Landscaping and Lawn Care Services LLC, Tender Lawn Care ULC and Landscape Parallel Partners, L.P.	3.3	(0.8)	2.5	—	—	2.5
SCIH Salt Holdings Inc.	7.5	(0.3)	7.2	—	—	7.2
SCM Insurance Services Inc.	4.0	—	4.0	—	—	4.0
Shermco Intermediate Holdings, Inc.	6.5	(0.7)	5.8	—	—	5.8
Shock Doctor, Inc. and Shock Doctor Holdings, LLC	2.5	(1.5)	1.0	—	—	1.0
Silk Holdings III Corp. and Silk Holdings I Corp.	0.1	(0.1)	—	—	—	—
SiroMed Physician Services, Inc. and SiroMed Equity Holdings, LLC	7.1	—	7.1	—	—	7.1
SM Wellness Holdings, Inc. and SM Holdco, LLC	3.8	—	3.8	—	—	3.8
Smarsh Inc. and Skywalker TopCo, LLC	2.0	—	2.0	—	—	2.0
Spirit RR Holdings, Inc. and Winterfell Co-Invest SCSp	1.7	(0.2)	1.5	—	—	1.5
Star US Bidco LLC	8.5	—	8.5	—	—	8.5
Stealth Holding LLC and UCIT Online Security Inc.	4.7	—	4.7	—	—	4.7
Sun Acquirer Corp. and Sun TopCo, LP	19.6	(0.4)	19.2	—	—	19.2
Sundance Group Holdings, Inc.	3.0	(1.6)	1.4	—	—	1.4
Sunk Rock Foundry Partners LP, Hatteras Electrical Manufacturing Holding Company and Sigma Electric Manufacturing Corporation, Diecast Beacon	6.0	(0.6)	5.4	—	—	5.4
Sunrun Luna Holdco 2021, LLC	75.0	(61.2)	13.8	—	—	13.8
Symplr Software Inc. and Symplr Software Intermediate Holdings, Inc.	7.0	(0.5)	6.5	—	—	6.5
Synergy HomeCare Franchising, LLC and NP/Synergy Holdings, LLC	4.2	—	4.2	—	—	4.2
Systems Planning and Analysis, Inc.	4.0	—	4.0	—	—	4.0
TA/WEG Holdings, LLC	2.0	—	2.0	—	—	2.0
Tamarack Intermediate, L.L.C. and Tamarack Parent, L.L.C.	7.5	(1.2)	6.3	—	—	6.3
Taymax Group, L.P., Taymax Group G.P., LLC, PF Salem Canada ULC and TCP Fit Parent, L.P.	1.7	(0.7)	1.0	—	—	1.0
TCP Hawker Intermediate LLC	10.2	—	10.2	—	—	10.2
The Alaska Club Partners, LLC, Athletic Club Partners LLC and The Alaska Club, Inc.	1.1	—	1.1	—	—	1.1
The Arcticom Group, LLC and AMCP Mechanical Holdings, LP	13.6	(8.8)	4.8	—	—	4.8
The Mather Group, LLC, TVG-TMG Topco, Inc., and TVG-TMG Holdings, LLC	1.5	(0.4)	1.1	—	—	1.1
The NPD Group, L.P., IRI Group Holdings, Inc., Information Resources, Inc. and IRI-NPD Co-Invest Aggregator, L.P.	14.4	(2.7)	11.7	—	—	11.7
The Ultimus Group Midco, LLC, The Ultimus Group, LLC, and The Ultimus Group Aggregator, LP	6.9	(0.8)	6.1	—	—	6.1
Thermostat Purchaser III, Inc.	7.7	(0.3)	7.4	—	—	7.4
THG Acquisition, LLC	11.2	(1.3)	9.9	—	—	9.9
Trader Corporation and Project Auto Finco Corp.	0.6	—	0.6	—	—	0.6
Triwizard Holdings, Inc. and Triwizard Parent, LP	11.0	—	11.0	—	—	11.0
TSS Buyer, LLC	1.2	—	1.2	—	—	1.2
Two Six Labs, LLC	10.3	—	10.3	—	—	10.3
UKG Inc. and H&F Unite Partners, L.P.	25.0	(0.1)	24.9	—	—	24.9
United Digestive MSO Parent, LLC and Koln Co-Invest Unblocked, LP	4.6	—	4.6	—	—	4.6
US Salt Investors, LLC and Emerald Lake Pearl Acquisition-A, L.P.	9.9	—	9.9	—	—	9.9
Verista, Inc.	8.0	(1.6)	6.4	—	—	6.4
Verscend Holding Corp.	22.5	—	22.5	—	—	22.5

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Visual Edge Technology, Inc.	18.9	—	18.9	—	—	18.9
Vobev, LLC and Vobev Holdings, LLC	5.4	—	5.4	—	—	5.4
VPP Intermediate Holdings, LLC and VPP Group Holdings, L.P.	14.9	(0.2)	14.7	—	—	14.7
VRC Companies, LLC	5.4	—	5.4	—	—	5.4
VS Buyer, LLC	8.1	—	8.1	—	—	8.1
Waverly Advisors, LLC and WAAM Topco, LLC	0.2	—	0.2	—	—	0.2
WebPT, Inc.	0.9	(0.1)	0.8	—	—	0.8
Wellness AcquisitionCo, Inc.	3.9	—	3.9	—	—	3.9
Wellpath Holdings, Inc.	12.0	(7.5)	4.5	—	—	4.5
Wildcat BuyerCo, Inc. and Wildcat Parent, LP	4.1	(0.2)	3.9	—	—	3.9
WorkWave Intermediate II, LLC	5.2	—	5.2	—	—	5.2
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P.	4.0	(0.7)	3.3	—	—	3.3
WSHP FC Acquisition LLC and WSHP FC Holdings LLC	16.3	(16.3)	—	—	—	—
XIFIN, Inc. and ACP Charger Co-Invest LLC	5.6	(5.6)	—	—	—	—
YE Brands Holdings, LLC	2.3	—	2.3	—	—	2.3
ZB Holdco LLC and ZB TopCo LLC	13.1	(1.7)	11.4	—	—	11.4
ZenDesk, Inc., Zoro TopCo, Inc. and Zoro TopCo, LP	12.8	—	12.8	—	—	12.8
	$2,510.1	$(470.4)	$2,039.7	$—	$(23.6)	$2,016.1

(16)As of September 30, 2023, the Company was party to agreements to fund equity investment commitments as follows:

(in millions) Company	Total equity commitments	Less: funded equity commitments	Total unfunded equity commitments	Less: equity commitments substantially at the discretion of the Company	Total net adjusted unfunded equity commitments
Apex Clean Energy TopCo, LLC	$3.2	$—	$3.2	$—	$3.2
AthenaHealth Group Inc., Minerva Holdco, Inc. and BCPE Co-Invest (A), LP	1.2	—	1.2	—	1.2
Athyrium Buffalo LP	7.9	—	7.9	(7.9)	—
European Capital UK SME Debt LP	54.9	(49.7)	5.2	(5.2)	—
GTCR F Buyer Corp. and GTCR (D) Investors LP	1.6	—	1.6	—	1.6
High Street Buyer, Inc. and High Street Holdco LLC	64.6	—	64.6	—	64.6
LJ Perimeter Buyer, Inc. and LJ Perimeter Co-Invest, L.P.	1.9	—	1.9	—	1.9
Mimecast Borrowerco, Inc. and Magnesium Co- Invest SCSp	1.0	—	1.0	—	1.0
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P.	0.4	—	0.4	—	0.4
PCG-Ares Sidecar Investment, L.P.	50.0	(12.4)	37.6	(37.6)	—
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P.	0.2	—	0.2	—	0.2
	$186.9	$(62.1)	$124.8	$(50.7)	$74.1

(17)As of September 30, 2023, the Company had commitments to co-invest in the SDLP for its portion of the SDLP’s commitment to fund delayed draw loans of up to $53. See Note 4 to the consolidated financial statements for more information on the SDLP.

(18)Other than the investments noted by this footnote, the fair value of the Company’s investments is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 8 to the consolidated financial statements for more information regarding the fair value of the Company’s investments.

(19)As of September 30, 2023, the estimated net unrealized gain for federal tax purposes was $0.2 billion based on a tax cost basis of $21.8 billion. As of September 30, 2023, the estimated aggregate gross unrealized gain for federal income tax purposes was $1.5 billion and the estimated aggregate gross unrealized loss for federal income tax purposes was $1.3 billion.

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

(7)Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to SOFR, LIBOR, or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually (A), semi-annually (S), quarterly (Q), bi-monthly (B), monthly (M) or daily (D). For each such loan, the Company has provided the interest rate in effect on the date presented. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions, except per share data)
(unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Undistributed (Overdistributed) Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	468	$—	$8,553	$315	$8,868
Issuances of common stock (net of offering and underwriting costs)	25	—	510	—	510
Shares issued in connection with dividend reinvestment plan	—	—	12	—	12
Net investment income	—	—	—	198	198
Net realized gains on investments, foreign currency, extinguishment of debt and other transactions	—	—	—	10	10
Net unrealized gains on investments, foreign currency and other transactions	—	—	—	3	3
Dividends declared and payable ($0.45 per share)	—	—	—	(220)	(220)
Cumulative effect of adjustment for the adoption of ASU 2020-06 (Note 2)	—	—	(4)	2	(2)
Balance at March 31, 2022	493	$—	$9,071	$308	$9,379
Issuances of common stock (net of offering and underwriting costs)	3	—	68	—	68
Net investment income	—	—	—	257	257
Net realized losses on investments, foreign currency, extinguishment of debt and other transactions	—	—	—	(3)	(3)
Net unrealized losses on investments, foreign currency and other transactions	—	—	—	(143)	(143)
Dividends declared and payable ($0.45 per share)	—	—	—	(223)	(223)
Balance at June 30, 2022	496	$—	$9,139	$196	$9,335
Issuances of common stock (net of offering and underwriting costs)	12	—	231	—	231
Net investment income	—	—	—	288	288
Net unrealized losses on investments, foreign currency and other transactions	—	—	—	(184)	(184)
Dividends declared and payable ($0.46 per share)	—	—	—	(234)	(234)
Balance at September 30, 2022	508	$—	$9,370	$66	$9,436
Issuances of common stock (net of offering and underwriting costs)	10	1	191	—	192
Shares issued in connection with dividend reinvestment plan	1	—	17	—	17
Net investment income	—	—	—	349	349
Net realized gains on investments, foreign currency, extinguishment of debt and other transactions	—	—	—	26	26
Net unrealized losses on investments, foreign currency and other transactions	—	—	—	(201)	(201)
Dividends declared and payable ($0.51 per share)	—	—	—	(264)	(264)
Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	(22)	22	—
Balance at December 31, 2022	519	$1	$9,556	$(2)	$9,555
Issuances of common stock (net of offering and underwriting costs)	26	—	477	—	477
Net investment income	—	—	—	318	318
Net realized losses on investments, foreign currency, extinguishment of debt and other transactions	—	—	—	(50)	(50)
Net unrealized gains on investments, foreign currency and other transactions	—	—	—	10	10
Dividends declared and payable ($0.48 per share)	—	—	—	(261)	(261)
Balance at March 31, 2023	545	$1	$10,033	$15	$10,049
Issuances of common stock (net of offering and underwriting costs)	12	—	227	—	227
Shares issued in connection with dividend reinvestment plan	—	—	13	—	13
Net investment income	—	—	—	314	314
Net realized losses on investments, foreign currency, extinguishment of debt and other transactions	—	—	—	(81)	(81)
Net unrealized gains on investments, foreign currency and other transactions	—	—	—	98	98
Dividends declared and payable ($0.48 per share)	—	—	—	(266)	(266)
Balance at June 30, 2023	557	$1	$10,273	$80	$10,354
Issuances of common stock (net of offering and underwriting costs)	11	—	215	—	215
Shares issued in connection with dividend reinvestment plan	1	—	17	—	17
Net investment income	—	—	—	289	289
Net realized losses on investments, foreign currency, extinguishment of debt and other transactions	—	—	—	(76)	(76)
Net unrealized gains on investments, foreign currency and other transactions	—	—	—	287	287
Dividends declared and payable ($0.48 per share)	—	—	—	(271)	(271)
Balance at September 30, 2023	569	$1	$10,505	$309	$10,815

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(unaudited)

	For the Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$1,109	$426
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Net realized losses (gains) on investments, foreign currency and other transactions	207	(55)
Net unrealized (gains) losses on investments, foreign currency and other transactions	(395)	324
Realized loss on extinguishment of debt	—	48
Net accretion of discount on investments	(12)	(8)
PIK interest	(119)	(97)
Collections of PIK interest	44	30
PIK dividends	(145)	(126)
Collections of PIK dividends	11	27
Amortization of debt issuance costs	23	22
Net amortization of premium on notes payable	(3)	(3)
Proceeds from sales and repayments of investments and other transactions	4,024	5,565
Purchases of investments	(3,852)	(7,048)
Changes in operating assets and liabilities:
Interest receivable	(29)	(12)
Other assets	(29)	48
Operating lease right-of-use asset	7	6
Base management fees payable	2	9
Income based fees payable	2	(4)
Capital gains incentive fees payable	40	(89)
Interest and facility fees payable	(20)	(24)
Payable to participants	43	(9)
Accounts payable and other liabilities	(27)	(19)
Operating lease liabilities	(11)	(10)
Net cash provided by (used in) operating activities	870	(999)
FINANCING ACTIVITIES:
Borrowings on debt	3,011	4,990
Repayments and repurchases of debt	(3,702)	(4,248)
Debt issuance costs	(17)	(15)
Net proceeds from issuance of common stock	919	808
Dividends paid	(768)	(665)
Secured borrowings, net	(45)	5
Net cash (used in) provided by financing activities	(602)	875
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	268	(124)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	337	486
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$605	$362
Supplemental Information:
Interest paid during the period	$407	$303
Taxes, including excise tax, paid during the period	$29	$33
Dividends declared and payable during the period	$798	$677
See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2023
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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include funds from time to time deposited with financial institutions and short-term, liquid investments in a money market account. Cash and cash equivalents are carried at cost which approximates fair value. As of September 30, 2023 and December 31, 2022, there was $37 and $12, respectively, of cash denominated in foreign currencies included within “cash and cash equivalents” or “restricted cash” in the accompanying consolidated balance sheet.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated balance sheet to the total amount shown at the end of the applicable period in the consolidated statement of cash flows:

	As of
	September 30, 2023	December 31, 2022
Cash and cash equivalents	$527	$303
Restricted cash	78	34
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$605	$337

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

Effective October 1, 2022, pursuant to Rule 2a-5 under the Investment Company Act, the Company’s board of directors designated the Company’s investment adviser as the Company’s valuation designee to perform the fair value determinations for investments held by the Company without readily available market quotations, subject to the overall supervision of the Company’s board of directors. All investments are recorded at their fair value.

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

The Company’s investment adviser, as the valuation designee, subject to the oversight of the Company’s board of directors, undertakes a multi-step valuation process each quarter, as described below:

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

Derivative Instruments

The Company follows the guidance in ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”), when accounting for derivative instruments. The Company designated a certain interest rate swap as the hedging instrument in a qualifying fair value hedge accounting relationship, and as a result, the change in fair value of the hedging instrument and hedged item are recorded in interest expense and recognized as components of “interest and credit facility fees” in the Company’s consolidated statement of operations. The change in fair value of the interest rate swap is offset by a change in the carrying value of the corresponding fixed rate debt. See Note 6 for more information on the interest rate swap. For all other derivatives, the Company does not utilize hedge accounting and values such derivatives at fair value with the unrealized gains or losses recorded in “net unrealized gains (losses) from foreign currency and other transactions” in the Company’s consolidated statement of operations.

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

Income Taxes

The Company has elected to be treated as a RIC under the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, the Company must, among other requirements, meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income, as defined by the Code, for each year. The Company has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal corporate-level income taxes.

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

The base management fees, income based fees and capital gains incentive fees for the three and nine months ended September 30, 2023 and 2022 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Base management fees	$81	$78	$239	$226
Income based fees	$83	$63	$238	$171
Capital gains incentive fees(1)	$42	$(37)	$40	$(64)
________________________________________

(1)Calculated in accordance with GAAP as discussed below.

There was no capital gains incentive fee payable to the Company’s investment adviser as calculated under the investment advisory and management agreement for the three and nine months ended September 30, 2023 and 2022. In addition, in accordance with GAAP, the Company had cumulatively accrued a capital gains incentive fee of $75 as of September 30, 2023. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation, net of any expense associated with cumulative unrealized capital depreciation or appreciation. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 20% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods. As of September 30, 2023, the Company has paid capital gains incentive fees since inception totaling $133. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

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

For the three and nine months ended September 30, 2023, the Company incurred $4 and $10, respectively, in administrative and other fees, including certain costs that are reimbursable under the investment advisory and management agreement or administration agreement. For the three and nine months ended September 30, 2022, the Company incurred $3 and $9, respectively, in administrative and other fees, including certain costs that are reimbursable under the investment advisory and management agreement or administration agreement. As of September 30, 2023 and December 31, 2022, $5 and $2, respectively, in administrative and other fees were unpaid and included in “accounts payable and other liabilities” in the accompanying consolidated balance sheet.

4. INVESTMENTS

As of September 30, 2023 and December 31, 2022, investments consisted of the following:

	As of
	September 30, 2023		December 31, 2022
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans(2)	$9,689	$9,450	$9,684	$9,373
Second lien senior secured loans	4,023	3,775	4,218	3,934
Subordinated certificates of the SDLP(3)	1,259	1,216	1,274	1,249
Senior subordinated loans	1,057	1,006	1,163	1,079
Preferred equity	2,345	2,347	2,095	2,027
Ivy Hill Asset Management, L.P.(4)	1,825	2,020	2,048	2,201
Other equity	1,666	2,115	1,561	1,917
Total	$21,864	$21,929	$22,043	$21,780
________________________________________

(1)The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest or dividends.

(2)First lien senior secured loans include certain loans that the Company classifies as “unitranche” loans. The total amortized cost and fair value of the loans that the Company classified as “unitranche” loans were $5,254 and $5,128 respectively, as of September 30, 2023, and $4,983 and $4,841, respectively, as of December 31, 2022.

(3)The proceeds from these certificates were applied to co-investments with Varagon Capital Partners (“Varagon”) and its clients to fund first lien senior secured loans to 21 and 22 different borrowers as of September 30, 2023 and December 31, 2022, respectively.

(4)Includes the Company’s subordinated loan and equity investments in IHAM (as defined below), as applicable.

The Company uses GICS for classifying the industry groupings of its portfolio companies. The industrial and geographic compositions of the Company’s portfolio at fair value as of September 30, 2023 and December 31, 2022 were as follows:

	As of
	September 30, 2023	December 31, 2022
Industry
Software and Services	23.2%	21.9%
Financial Services(1)	12.2	13.3
Health Care Services	11.3	10.8
Commercial and Professional Services	9.9	9.5
Investment Funds and Vehicles(2)	5.7	6.0
Insurance Services	5.1	5.2
Power Generation	4.4	4.5
Consumer Services	3.9	4.2
Consumer Durables and Apparel	3.4	3.7
Media and Entertainment	2.8	2.1
Capital Goods	2.3	3.6
Energy	2.3	2.0
Food and Beverage	2.1	2.0
Retailing and Distribution	2.0	2.2
Consumer Staples Distribution and Retail	1.9	1.6
Other	7.5	7.4
Total	100.0%	100.0%
________________________________________

(1)Includes the Company’s investment in IHAM.

(2)Includes the Company’s investment in the SDLP (as defined below), which had made first lien senior secured loans to 21 and 22 different borrowers as of September 30, 2023 and December 31, 2022, respectively. The portfolio companies in the SDLP are in industries similar to the companies in the Company’s portfolio.

	As of
	September 30, 2023	December 31, 2022
Geographic Region
Midwest	25.4%	23.9%
West(1)	24.4	24.5
Southeast	17.6	17.1
Mid-Atlantic	13.6	14.9
Northeast(2)	13.0	14.0
International	6.0	5.6
Total	100.0%	100.0%
________________________________________

(1)Includes the Company’s investment in the SDLP, which represented 5.5% and 5.7% of the total investment portfolio at fair value as of September 30, 2023 and December 31, 2022, respectively.

(2)Includes the Company’s investment in IHAM, which represented 9.2% and 10.1% of the total investment portfolio at fair value as of September 30, 2023 and December 31, 2022, respectively.

As of September 30, 2023 and December 31, 2022, loans on non-accrual status represented 1.2% of the total investments at amortized cost (or 0.6% at fair value) and 1.7% at amortized cost (or 1.1% at fair value), respectively.

Ivy Hill Asset Management, L.P.

Ivy Hill Asset Management, L.P. (“IHAM”), a wholly owned portfolio company of the Company, is an asset manager and an SEC-registered investment adviser. As of September 30, 2023, IHAM had assets under management of approximately $13.9 billion. As of September 30, 2023, IHAM managed 23 vehicles and served as the sub-manager/sub-servicer for one other vehicle (these vehicles managed or sub-managed/sub-serviced by IHAM are referred to as the “IHAM Vehicles”). IHAM earns fee income from managing the IHAM Vehicles and has also invested in certain of these vehicles as part of its business strategy. The amortized cost of IHAM’s total investments as of September 30, 2023 and December 31, 2022 was $2,314 and $2,370, respectively. For the three and nine months ended September 30, 2023, IHAM had management and incentive fee income of $15 and $42, respectively, and investment-related income of $80 and $236, respectively, which included net realized gains or losses on investments and other transactions. For the three and nine months ended September 30, 2022, IHAM had management and incentive fee income of $14 and $35, respectively, and investment-related income of $51 and $130, respectively, which included net realized gains or losses on investments and other transactions.

 The amortized cost and fair value of the Company’s investment in IHAM as of September 30, 2023 and December 31, 2022 were as follows:

	As of
	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated loan	$125	$125	$500	$500
Equity	1,700	1,895	1,548	1,701
Total investment in IHAM	$1,825	$2,020	$2,048	$2,201

The interest income and dividend income that the Company earned from IHAM for the three and nine months ended September 30, 2023 and 2022 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income	$5	$8	$28	$11
Dividend income	$62	$55	$179	$150

From time to time, IHAM or certain IHAM Vehicles may purchase investments from, or sell investments to, the Company. For any such sales or purchases by the IHAM Vehicles to or from the Company, the IHAM Vehicle must obtain approval from third parties unaffiliated with the Company or IHAM, as applicable. During the nine months ended September 30, 2023 and 2022, IHAM or certain of the IHAM Vehicles purchased $842 and $2,415, respectively, of loans from the Company. For the nine months ended September 30, 2023 and 2022, the Company recognized $12 and $10, respectively, of net realized losses from these sales. During the nine months ended September 30, 2023 and 2022, the Company purchased $26 and $27, respectively, of investments from IHAM or certain IHAM Vehicles.

The yields at amortized cost and fair value of the Company’s investments in IHAM as of September 30, 2023 and December 31, 2022 were as follows:

	As of
	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated loan	12.0%	12.0%	11.0%	11.0%
Equity(1)	14.6%	13.1%	14.2%	12.9%
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

Selected Financial Information

Pursuant to Rule 4-08(g) of Regulation S-X, selected financial information of IHAM, in conformity with GAAP, as of September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022 are presented below.

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

When IHAM consolidates an IHAM Vehicle for GAAP purposes only, IHAM reflects the assets, liabilities, revenues and expenses of the Consolidated IHAM Vehicles on a gross basis, including the economic interests held by third-party investors in the Consolidated IHAM Vehicles as debt obligations, subordinated notes or non-controlling interests, in the consolidated IHAM financials below. All of the revenues earned by IHAM as the investment manager of the Consolidated IHAM Vehicles are eliminated in GAAP consolidation. However, because the eliminated amounts are earned from and funded by third-party investors, the GAAP consolidation of an IHAM Vehicle does not impact the net income or loss attributable to IHAM. As a result, the Company believes an assessment of IHAM's business and the impact to the Company’s investment in IHAM is best viewed on a stand-alone basis as reflected in the first column in the tables below.

	As of September 30, 2023
	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Balance Sheet Information:
Assets
Investments at fair value(2)	$2,308	$9,482	$(2,299)	$9,491
Cash and cash equivalents	10	618	—	628
Other assets	71	99	(64)	106
Total assets	$2,389	$10,199	$(2,363)	$10,225

Liabilities
Debt	$457	$7,260	$—	$7,717
Subordinated note from ARCC	125	—	—	125
Subordinated notes(3)	—	1,354	(1,057)	297
Other liabilities	21	367	(16)	372
Total liabilities	603	8,981	(1,073)	8,511
Equity
Contributed capital	1,701	—	—	1,701
Accumulated earnings	99	—	—	99
Net unrealized losses on investments and foreign currency transactions	(14)	—	—	(14)
Non-controlling interests in Consolidated IHAM Vehicles(4)	—	1,218	(1,290)	(72)
Total equity	1,786	1,218	(1,290)	1,714
Total liabilities and equity	$2,389	$10,199	$(2,363)	$10,225

	As of December 31, 2022
	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Balance Sheet Information:
Assets
Investments at fair value(2)	$2,340	$8,973	$(2,315)	$8,998
Cash and cash equivalents	5	499	—	504
Other assets	56	94	(51)	99
Total assets	$2,401	$9,566	$(2,366)	$9,601

Liabilities
Debt	$308	$6,968	$—	$7,276
Subordinated note from ARCC	500	—	—	500
Subordinated notes(3)	—	1,374	(1,093)	281
Other liabilities	18	129	(15)	132
Total liabilities	826	8,471	(1,108)	8,189
Equity
Contributed capital	1,547	—	—	1,547
Accumulated earnings	61	—	—	61
Net unrealized losses on investments and foreign currency transactions	(33)	—	—	(33)
Non-controlling interests in Consolidated IHAM Vehicles(4)	—	1,095	(1,258)	(163)
Total equity	1,575	1,095	(1,258)	1,412
Total liabilities and equity	$2,401	$9,566	$(2,366)	$9,601
________________________________________

(1)Consolidated for GAAP purposes only.

(2)The determination of such fair value is determined in accordance with IHAM’s valuation procedures (separate and apart from the Company’s valuation process described elsewhere herein). The amortized cost of IHAM’s total investments as of September 30, 2023 and December 31, 2022 was $2,314 and $2,370, respectively. The amortized cost of the total investments of IHAM on a consolidated basis as of September 30, 2023 and December 31, 2022 was $9,720 and $9,306, respectively.

(3)Subordinated notes generally represent the most junior capital in certain of the Consolidated IHAM Vehicles and effectively represent equity in such vehicles.

(4)Non-controlling interests in Consolidated IHAM Vehicles includes net unrealized depreciation in the Consolidated IHAM Vehicles of $229 and $309 as of September 30, 2023 and December 31, 2022, respectively.

	For the Three Months Ended September 30, 2023
	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Statement of Operations Information:
Revenues
Investment income	$87	$285	$(87)	$285
Management fees and other income	15	3	(14)	4
Total revenues	102	288	(101)	289
Expenses
Interest expense	15	152	—	167
Distributions to subordinated notes	—	52	(40)	12
Management fees and other expenses	3	19	(14)	8
Total expenses	18	223	(54)	187
Net operating income	84	65	(47)	102
Net realized losses on investments and other transactions	(7)	(16)	8	(15)
Net unrealized gains on investments and other transactions	2	46	(4)	44
Total net realized and unrealized (losses) gains on investments and other transactions	(5)	30	4	29
Net income	79	95	(43)	131
Less: Net income attributable to non-controlling interests in Consolidated IHAM Vehicles	—	95	(43)	52
Net income attributable to Ivy Hill Asset Management, L.P.	$79	$—	$—	$79

	For the Nine Months Ended September 30, 2023
	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Statement of Operations Information:
Revenues
Investment income	$253	$813	$(251)	$815
Management fees and other income	42	6	(40)	8
Total revenues	295	819	(291)	823
Expenses
Interest expense	50	424	—	474
Distributions to subordinated notes	—	141	(110)	31
Management fees and other expenses	11	55	(40)	26
Total expenses	61	620	(150)	531
Net operating income	234	199	(141)	292
Net realized losses on investments and other transactions	(17)	(26)	8	(35)
Net unrealized gains on investments and other transactions	19	76	(23)	72
Total net realized and unrealized gains on investments and other transactions	2	50	(15)	37
Net income	236	249	(156)	329
Less: Net income attributable to non-controlling interests in Consolidated IHAM Vehicles	—	249	(156)	93
Net income attributable to Ivy Hill Asset Management, L.P.	$236	$—	$—	$236

	For the Three Months Ended September 30, 2022
	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Statement of Operations Information:
Revenues
Investment income	$52	$164	$(52)	$164
Management fees and other income	14	2	(13)	3
Total revenues	66	166	(65)	167
Expenses
Interest expense	12	69	—	81
Distributions to subordinated notes	—	50	(24)	26
Management fees and other expenses	4	15	(13)	6
Total expenses	16	134	(37)	113
Net operating income	50	32	(28)	54
Net realized losses on investments and other transactions	(1)	(15)	—	(16)
Net unrealized losses on investments and other transactions	(5)	(73)	5	(73)
Total net realized and unrealized losses on investments and other transactions	(6)	(88)	5	(89)
Net income (loss)	44	(56)	(23)	(35)
Less: Net loss attributable to non-controlling interests in Consolidated IHAM Vehicles	—	(56)	(23)	(79)
Net income attributable to Ivy Hill Asset Management, L.P.	$44	$—	$—	$44

	For the Nine Months Ended September 30, 2022
	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Statement of Operations Information:
Revenues
Investment income	$130	$381	$(127)	$384
Management fees and other income	35	4	(33)	6
Total revenues	165	385	(160)	390
Expenses
Interest expense	18	147	—	165
Distributions to subordinated notes	—	124	(74)	50
Management fees and other expenses	11	40	(33)	18
Total expenses	29	311	(107)	233
Net operating income	136	74	(53)	157
Net realized losses on investments and other transactions	—	(14)	—	(14)
Net unrealized losses on investments and other transactions	(29)	(225)	28	(226)
Total net realized and unrealized losses on investments and other transactions	(29)	(239)	28	(240)
Net income (losses)	107	(165)	(25)	(83)
Less: Net loss attributable to non-controlling interests in Consolidated IHAM Vehicles	—	(165)	(25)	(190)
Net income attributable to Ivy Hill Asset Management, L.P.	$107	$—	$—	$107
____________________________________

(1)Consolidated for GAAP purposes only.

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

The Company provides capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. As of September 30, 2023 and December 31, 2022, the Company and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates.

As of September 30, 2023 and December 31, 2022, the Company and Varagon and its clients had agreed to make capital available to the SDLP of $6,150 and $6,150, respectively, in the aggregate, of which $1,444 and $1,444, respectively, is to be made available from the Company. The Company will continue to provide capital to the SDLP in the form of SDLP Certificates, and Varagon and its clients will provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP as discussed above. Below is a summary of the funded capital and unfunded capital commitments of the SDLP.

	As of
	September 30, 2023	December 31, 2022
Total capital funded to the SDLP(1)	$5,094	$5,127
Total capital funded to the SDLP by the Company(1)	$1,266	$1,274
Total unfunded capital commitments to the SDLP(2)	$229	$294
Total unfunded capital commitments to the SDLP by the Company(2)	$53	$68
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

The amortized cost and fair value of the SDLP Certificates held by the Company and the Company’s yield on its investments in the SDLP Certificates at amortized cost and fair value as of September 30, 2023 and December 31, 2022 were as follows:

	As of
	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
SDLP Certificates	$1,259	$1,216	$1,274	$1,249
Yield on the SDLP Certificates	13.6%	14.1%	13.5%	13.8%

The interest income from the Company’s investment in the SDLP Certificates and capital structuring service and other fees earned for the three and nine months ended September 30, 2023 and 2022 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income	$43	$37	$129	$105
Capital structuring service and other fees	$1	$7	$8	$15

As of September 30, 2023 and December 31, 2022, the SDLP’s portfolio was comprised entirely of first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in the Company’s portfolio. As of September 30, 2023 and December 31, 2022, one of the loans was on non-accrual status. Below is a summary of the SDLP’s portfolio.

	As of
	September 30, 2023	December 31, 2022
Total first lien senior secured loans(1)(2)	$5,155	$5,174
Largest loan to a single borrower(1)	$370	$377
Total of five largest loans to borrowers(1)	$1,651	$1,631
Number of borrowers in the SDLP	21	22
Commitments to fund delayed draw loans(3)	$229	$294
___________________________________________________________________________

(1)At principal amount.

(2)First lien senior secured loans include certain loans that the SDLP classifies as “unitranche” loans. As of September 30, 2023 and December 31, 2022, the total principal amount of loans in the SDLP portfolio that the SDLP classified as “unitranche” loans was $4,280 and $4,108, respectively.

(3)As discussed above, these commitments have been approved by the investment committee of the SDLP.

Pursuant to Rule 4-08(g) of Regulation S-X, selected financial information of the SDLP, in conformity with GAAP, as of September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022 are presented below:

	As of
	September 30, 2023	December 31, 2022
Selected Balance Sheet Information:
Investments at fair value (amortized cost of $4,991 and $5,166, respectively)	$4,848	$4,958
Other assets	186	150
Total assets	$5,034	$5,108

Senior notes	$3,526	$3,538
Intermediate funding notes	121	132
Other liabilities	134	110
Total liabilities	3,781	3,780
Subordinated certificates and members’ capital	1,253	1,328
Total liabilities and members’ capital	$5,034	$5,108

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Selected Statement of Operations Information:
Total investment income	$145	$94	$421	$243
Interest expense	76	42	217	96
Other expenses	7	6	19	15
Total expenses	83	48	236	111
Net investment income	62	46	185	132
Net realized and unrealized gains (losses) on investments	6	(83)	(79)	(98)
Net increase (decrease) in members’ capital resulting from operations	$68	$(37)	$106	$34

5. DEBT

In accordance with the Investment Company Act, the Company is allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 150% after such borrowing. The Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150% effective June 21, 2019. As of September 30, 2023, the aggregate principal amount outstanding of the senior securities issued by the Company was $11,558 and the Company’s asset coverage was 193%.

The Company’s outstanding debt as of September 30, 2023 and December 31, 2022 was as follows:

	As of
	September 30, 2023					December 31, 2022
	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$4,758	(2)	$1,392	$1,392		$4,843	(2)	$2,246	$2,246
Revolving Funding Facility	1,775		887	887		1,775		800	800
SMBC Funding Facility	800	(3)	401	401		800	(3)	451	451
BNP Funding Facility	790		525	525		300		245	245
2024 Convertible Notes	403		403	401	(4)	403		403	399	(4)
2023 Notes	—		—	—		750		750	750	(4)
2024 Notes	900		900	899	(4)	900		900	898	(4)
March 2025 Notes	600		600	598	(4)	600		600	597	(4)
July 2025 Notes	1,250		1,250	1,255	(4)	1,250		1,250	1,258	(4)
January 2026 Notes	1,150		1,150	1,146	(4)	1,150		1,150	1,144	(4)
July 2026 Notes	1,000		1,000	993	(4)	1,000		1,000	991	(4)
January 2027 Notes	600		600	587	(4)(5)	—		—	—
June 2027 Notes	500		500	495	(4)	500		500	494	(4)
2028 Notes	1,250		1,250	1,247	(4)	1,250		1,250	1,247	(4)
2031 Notes	700		700	691	(4)	700		700	690	(4)
Total	$16,476		$11,558	$11,517		$16,221		$12,245	$12,210
________________________________________

(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument. Borrowings under the committed Revolving Credit Facility, Revolving Funding Facility, SMBC Funding Facility and BNP Funding Facility (each as defined below) are subject to borrowing base and other restrictions.

(2)Provides for a feature that allows the Company, under certain circumstances, to increase the size of the Revolving Credit Facility (as defined below) to a maximum of $7,137 and $7,265, as of September 30, 2023 and December 31, 2022, respectively.

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

(5)The carrying value of the January 2027 Notes as of September 30, 2023 includes a $5 reduction as a result of an effective hedge accounting relationship. See Note 6 for additional information.

 The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all the Company’s outstanding debt as of September 30, 2023 were 4.7% and 3.2 years, respectively, and as of December 31, 2022 were 4.2% and 3.6 years, respectively. The weighted average stated interest rate of all the Company’s debt outstanding as of September 30, 2023 includes the impact of the interest rate swap. See Note 6 for additional information on the interest rate swap.

Revolving Credit Facility

The Company is party to a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), that allows the Company to borrow up to $4,758 at any one time outstanding. The Revolving Credit Facility consists of a $3,656 revolving tranche and a $1,102 term loan tranche. As of September 30, 2023, the end of the revolving periods and the stated maturity dates of the various revolving and term loan tranches of the Revolving Credit Facility were as follows:

	Total Aggregate Principal Amount Committed/ Outstanding	End of Revolving Period	Maturity Date
Revolving tranche	$2,905	April 19, 2027	April 19, 2028
	494	March 31, 2026	March 31, 2027
	107	March 31, 2025	March 31, 2026
	150	March 30, 2024	March 30, 2025
3,656
Term loan tranche	908		April 19, 2028
	116		March 31, 2027
	28		March 31, 2026
	50		March 30, 2025
1,102
$4,758

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

Under the Revolving Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets (less total liabilities not representing indebtedness) to total indebtedness of the Company and its consolidated subsidiaries (subject to certain exceptions) of not less than 1.5:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Credit Facility. Amounts available to borrow under the Revolving Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets (based on their value as determined pursuant to the Revolving Credit Facility) that are pledged as collateral. As of September 30, 2023, the Company was in compliance in all material respects with the terms of the Revolving Credit Facility.

As of September 30, 2023 and December 31, 2022, there was $1,392 and $2,246 outstanding, respectively, under the Revolving Credit Facility. The Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $250 with the ability to increase by an incremental $50 on an uncommitted basis. As of September 30, 2023 and December 31, 2022, the Company had $102 and $86, respectively, in letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued. As of September 30, 2023, there was $3,264 available for borrowing (net of letters of credit issued) under the Revolving Credit Facility, subject to borrowing base restrictions.

Since March 31, 2022, the interest rate charged on the Revolving Credit Facility is based on SOFR plus a credit spread adjustment of 0.10% (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in Sterling, Canadian Dollars, Euros and certain other foreign currencies plus a spread adjustment, if applicable) and an applicable spread of either 1.75% or 1.875% or an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility) plus an applicable spread of 0.75% or 0.875%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving exposure and term loans outstanding under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. The Revolving Credit Facility allows for borrowings to be made using one, three or six month SOFR. Prior to March 31, 2022, the interest rate charged on the Revolving Credit Facility was based on London Interbank Offered Rate (“LIBOR”) (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in Sterling, Canadian Dollars, Euros and certain other foreign currencies) plus an applicable spread of either 1.75% or 1.875% or an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility) plus an applicable spread of 0.75% or 0.875%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving exposure and term loans outstanding under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of September 30, 2023, the one, three and six month SOFR was 5.32%, 5.40% and 5.47%, respectively. As of September 30, 2023, the applicable spread in effect was 1.75%. In addition to the stated interest expense on the Revolving Credit Facility, the Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. The Company is also required to pay a letter of credit fee of either 2.00% or 2.125% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility.

The Revolving Credit Facility is secured by certain assets in the Company’s portfolio and excludes investments held by Ares Capital CP under the Revolving Funding Facility, those held by ACJB under the SMBC Funding Facility and those held by AFB under the BNP Funding Facility, each as described below, and certain other investments.

For the three and nine months ended September 30, 2023 and 2022, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Stated interest expense	$26	$19	$94	$34
Credit facility fees	3	5	9	7
Amortization of debt issuance costs	2	2	6	5
Total interest and credit facility fees expense	$31	$26	$109	$46
Cash paid for interest expense	$28	$19	$103	$35
Average stated interest rate	7.25%	3.95%	6.64%	3.15%
Average outstanding balance	$1,479	$1,875	$1,885	$1,402

Letter of Credit Facility

In May 2023, the Company and Deutsche Bank AG New York Branch (the “Issuer”) entered into an uncommitted continuing agreement (the “Letter of Credit Facility”), which allows the Issuer to issue letters of credit or demand guarantees, at the request of the Company, on behalf of certain portfolio companies. The Company is required to make payments to the Issuer if the portfolio companies were to default on their related payment obligations. The Letter of Credit Facility is secured on a pari passu basis with the Revolving Credit Facility and pursuant to substantially the same collateral as the Revolving Credit Facility. As of September 30, 2023, the Issuer had $41 in letters of credit issued under the Letter of Credit Facility.

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

Amounts available to borrow under the Revolving Funding Facility are subject to a borrowing base that applies different advance rates to different types of assets held by Ares Capital CP. Ares Capital CP is also subject to limitations with respect to the loans securing the Revolving Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests and loans with fixed rates, as well as restrictions on portfolio company leverage, all of which may also affect the borrowing base and therefore amounts available to borrow. The Company and Ares Capital CP are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the agreements governing the Revolving Funding Facility. As of September 30, 2023, the Company and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

As of September 30, 2023 and December 31, 2022, there was $887 and $800 outstanding, respectively, under the Revolving Funding Facility. Since June 30, 2022, the interest rate charged on the Revolving Funding Facility is based on SOFR plus a credit spread adjustment of 0.10% or a “base rate” (as defined in the agreements governing the Revolving Funding Facility) plus an applicable spread of 1.90% per annum. From December 29, 2021 to June 29, 2022, the interest rate charged on the Revolving Funding Facility was based on one month LIBOR plus 1.90% per annum or a “base rate” (as defined in the agreements governing the Revolving Funding Facility) plus 1.00% per annum.

For the three and nine months ended September 30, 2023 and 2022, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Funding Facility were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Stated interest expense	$16	$10	$44	$19
Credit facility fees	1	1	4	3
Amortization of debt issuance costs	1	1	3	2
Total interest and credit facility fees expense	$18	$12	$51	$24
Cash paid for interest expense	$16	$9	$43	$19
Average stated interest rate	7.46%	4.38%	6.96%	3.17%
Average outstanding balance	$863	$944	$847	$805

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

Amounts available to borrow under the SMBC Funding Facility are subject to a borrowing base that applies an advance rate to assets held by ACJB. ACJB is also subject to limitations with respect to the loans securing the SMBC Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests and loans with fixed rates, as well as restrictions on portfolio company leverage, all of which may also affect the borrowing base and therefore amounts available to borrow. The Company and ACJB are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the SMBC Funding Facility. As of September 30, 2023, the Company and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

As of September 30, 2023 and December 31, 2022, there was $401 and $451 outstanding, respectively, under the SMBC Funding Facility. Since April 28, 2023, the interest rate charged on the SMBC Funding Facility is based on an applicable spread of either (i) 1.75% or 2.00% over one month SOFR plus a credit spread adjustment of 0.10%, or (ii) 0.75% or 1.00% over a “base rate” (as defined in the agreements governing the SMBC Funding Facility), in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. Prior to April 28, 2023, the interest rate charged on the SMBC Funding Facility was based on an applicable spread of either (i) 1.75% or 2.00% over one month LIBOR or (ii) 0.75% or 1.00% over a “base rate” (as defined in the agreements governing the SMBC Funding Facility), in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC

Funding Facility. As of September 30, 2023, the applicable spread in effect was 1.75%. ACJB is required to pay a commitment fee of between 0.50% and 1.00% per annum depending on the size of the unused portion of the SMBC Funding Facility.

For the three and nine months ended September 30, 2023 and 2022, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SMBC Funding Facility were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Stated interest expense	$7	$4	$21	$9
Credit facility fees	1	1	2	2
Amortization of debt issuance costs	1	1	2	2
Total interest and credit facility fees expense	$9	$6	$25	$13
Cash paid for interest expense	$7	$4	$21	$9
Average stated interest rate	7.34%	4.27%	6.78%	3.00%
Average outstanding balance	$401	$402	$414	$403

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

Amounts available to borrow under the BNP Funding Facility are subject to a borrowing base that applies an advance rate to assets held by AFB. AFB is also subject to limitations with respect to the loans securing the BNP Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests and loans with fixed rates, as well as restrictions on portfolio company leverage, all of which may also affect the borrowing base and therefore amounts available to borrow. The Company and AFB are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the BNP Funding Facility. As of September 30, 2023, the Company and AFB were in compliance in all material respects with the terms of the BNP Funding Facility.

As of September 30, 2023 and December 31, 2022, there was $525 and $245, respectively, outstanding under the BNP Funding Facility. Since April 20, 2023, the interest rate charged on the BNP Funding Facility is based on an applicable SOFR or a “base rate” (as defined in the agreements governing the BNP Funding Facility) plus a margin of (i) 2.80% during the reinvestment period and (ii) 3.30% following the reinvestment period. From January 9, 2023 to April 19, 2023, the interest rate charged on the BNP Funding Facility was based on an applicable SOFR or a “base rate” plus a margin of (i) 2.30% during the reinvestment period and (ii) 2.80% following the reinvestment period. Prior to January 9, 2023, the interest rate charged on the BNP Funding Facility was based on three month LIBOR or a “base rate” (as defined in the agreements governing the BNP Funding Facility) plus a margin of (i) 1.80% during the reinvestment period and (ii) 2.30% following the reinvestment period. As of September 30, 2023, the applicable spread in effect was 2.80%. AFB is required to pay a commitment fee of between 0.00% and 1.25% per annum depending on the size of the unused portion of the BNP Funding Facility.

For the three and nine months ended September 30, 2023 and 2022, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the BNP Funding Facility were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Stated interest expense	$10	$2	$23	$3
Credit facility fees	—	—	1	1
Amortization of debt issuance costs	—	—	1	1
Total interest and credit facility fees expense	$10	$2	$25	$5
Cash paid for interest expense	$10	$1	$22	$1
Average stated interest rate	8.32%	4.35%	7.75%	3.95%
Average outstanding balance	$493	$143	$401	$81

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

In certain circumstances, assuming the conversion date below has not already passed, the 2024 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of its common stock, at the Company’s election, at the conversion rate (listed below as of September 30, 2023) subject to customary anti-dilution adjustments and the requirements of the indenture (the “2024 Convertible Notes Indenture”). Prior to the close of business on the business day immediately preceding the conversion date (listed below), holders may convert their 2024 Convertible Notes only under certain circumstances set forth in the 2024 Convertible Notes Indenture. On or after the conversion date until the close of business on the second scheduled trading day immediately preceding the maturity date for the 2024 Convertible Notes, holders may convert their 2024 Convertible Notes at any time. In addition, if the Company engages in certain corporate events as described in the 2024 Convertible Notes Indenture, holders of the 2024 Convertible Notes may require the Company to repurchase for cash all or part of the 2024 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2024 Convertible Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

Certain key terms related to the convertible features for the 2024 Convertible Notes as of September 30, 2023 are listed below.

2024 Convertible Notes
Conversion premium	15.0%
Closing stock price at issuance	$17.29
Closing stock price date	March 5, 2019
Conversion price(1)	$19.49
Conversion rate (shares per one thousand dollar principal amount)(1)	51.3029
Conversion date	December 1, 2023
________________________________________

(1)Represents conversion price and conversion rate, as applicable, as of September 30, 2023, taking into account any applicable de minimis adjustments that will be made on the conversion date.

As of September 30, 2023, the principal amount of the 2024 Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

The 2024 Convertible Notes Indenture contains certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a) of the Investment Company Act, or any successor provisions, and to provide financial information to the holders of the 2024 Convertible Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the 2024 Convertible Notes Indenture. As of September 30, 2023, the Company was in compliance in all material respects with the terms of the 2024 Convertible Notes Indenture.

The 2024 Convertible Notes, as well as any other convertible notes outstanding during the periods presented are accounted for in accordance with ASC 470-20, Debt. Upon conversion of the 2024 Convertible Notes, the Company intends to pay the outstanding principal amount in cash and to the extent that the conversion value exceeds the principal amount, the Company has the option to pay in cash or shares of the Company’s common stock (or a combination of cash and shares) in respect of the excess amount, subject to the requirements of the 2024 Convertible Notes Indenture. The Company has determined that the embedded conversion options in the 2024 Convertible Notes are not required to be separately accounted for as a derivative under GAAP.

In connection with the issuance of the 2024 Convertible Notes, the Company incurred debt issuance costs of $4. The 2024 Convertible Notes were issued at a discount. The Company records interest expense comprised of both stated interest expense as well as accretion of any original issue discount or debt issuance costs.

As of September 30, 2023, the components of the carrying value of the 2024 Convertible Notes, the stated interest rate and the effective interest rate were as follows:

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

For the three and nine months ended September 30, 2023 and 2022, the components of interest expense and cash paid for interest expense for the 2024 Convertible Notes, as well as any other convertible notes outstanding during the periods presented were as follows.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Stated interest expense	$5	$5	$14	$15
Amortization of debt issuance costs	—	—	—	1
Accretion of original issue discount	1	—	2	2
Total interest expense	$6	$5	$16	$18
Cash paid for interest expense	$—	$9	$9	$26

Unsecured Notes

The Company has issued certain unsecured notes (each issuance of which is referred to herein using the “defined term” set forth under the “Unsecured Notes” column of the table below and collectively referred to as the “Unsecured Notes”), that pay interest semi-annually and all principal amounts are due upon maturity. Each of the Unsecured Notes may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indentures governing each of the Unsecured Notes, plus any accrued and unpaid interest. Certain key terms related to the features for the Unsecured Notes as of September 30, 2023 are listed below.

Unsecured Notes	Aggregate Principal Amount Issued	Effective Stated Interest Rate	Original Issuance Date	Maturity Date
2024 Notes	$900	4.200%	June 10, 2019	June 10, 2024
March 2025 Notes	$600	4.250%	January 11, 2018	March 1, 2025
July 2025 Notes	$1,250	3.250%	January 15, 2020	July 15, 2025
January 2026 Notes	$1,150	3.875%	July 15, 2020	January 15, 2026
July 2026 Notes	$1,000	2.150%	January 13, 2021	July 15, 2026
January 2027 Notes(1)	$600	7.898%	August 3, 2023	January 15, 2027
June 2027 Notes	$500	2.875%	January 13, 2022	June 15, 2027
2028 Notes	$1,250	2.875%	June 10, 2021	June 15, 2028
2031 Notes	$700	3.200%	November 4, 2021	November 15, 2031
________________________________________

(1)The effective stated interest rate for the January 2027 Notes includes the impact of the interest rate swap.

In February 2023, the Company repaid in full the $750 in aggregate principal amount outstanding of unsecured notes (the “2023 Notes”) upon their maturity. The 2023 Notes bore interest at a rate of 3.500% per annum, payable semi-annually.

In connection with the January 2027 Notes, the Company entered into an interest rate swap agreement to more closely align the interest rate of such liability with its investment portfolio, which consists of primarily floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 7.000% and pays a floating interest rate of one-month SOFR plus 2.585%. The Company designated this interest rate swap and the January 2027 Notes as a qualifying hedge accounting relationship. See Note 6 for more information on the interest rate swap.

For the three and nine months ended September 30, 2023 and 2022, the components of interest expense and cash paid for interest expense for the Unsecured Notes, as well as any other unsecured notes outstanding during the periods presented are listed below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Stated interest expense(1)	$69	$67	$193	$202
Amortization of debt issuance costs	4	4	11	11
Net amortization of original issue premium/discount	(2)	(2)	(5)	(5)
Total interest expense	$71	$69	$199	$208
Cash paid for interest expense	$75	$79	$209	$213
________________________________________

(1)Includes the net interest expense related to the interest rate swap for the three and nine months ended September 30, 2023.

The Unsecured Notes contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a) of the Investment Company Act, or any successor provisions, and to provide financial information to the holders of such notes under certain circumstances. These covenants are subject to important limitations and exceptions set forth in the indentures governing such notes. As of September 30, 2023, the Company was in compliance in all material respects with the terms of the respective indentures governing each of the Unsecured Notes.

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

6. DERIVATIVE INSTRUMENTS

The Company enters into derivative instruments from time to time to help mitigate its foreign currency and interest rate risk exposures.

Foreign Currency Forward Contracts

Certain information related to the Company’s foreign currency forward derivative instruments as of September 30, 2023 and December 31, 2022 is presented below.

	As of September 30, 2023
Derivative Instrument	Notional Amount		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	CAD	172	10/27/2023	$129	$(126)	Other assets
Foreign currency forward contract		€167	10/27/2023	186	(177)	Other assets
Foreign currency forward contract	CAD	153	10/19/2023	113	(112)	Other assets
Foreign currency forward contract		£112	10/27/2023	145	(137)	Other assets
Foreign currency forward contract	NZD	68	10/27/2023	42	(41)	Other assets
Foreign currency forward contract		£25	8/21/2026	31	(30)	Other assets
Foreign currency forward contract	CAD	13	10/10/2023	10	(10)	Accounts payable and other liabilities
Foreign currency forward contract		€12	1/26/2024	13	(13)	Accounts payable and other liabilities
Foreign currency forward contract		€10	10/6/2023	11	(11)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	1	10/27/2023	—	—	Accounts payable and other liabilities
Total				$680	$(657)

	As of December 31, 2022
Derivative Instrument	Notional Amount		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	CAD	264	1/27/2023	$195	$(196)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	242	1/18/2023	178	(179)	Accounts payable and other liabilities
Foreign currency forward contract		€158	1/27/2023	159	(169)	Accounts payable and other liabilities
Foreign currency forward contract		£125	1/27/2023	145	(151)	Accounts payable and other liabilities
Foreign currency forward contract	NZD	59	1/27/2023	34	(37)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	17	1/27/2023	12	(12)	Accounts payable and other liabilities
Total				$723	$(744)

As of September 30, 2023, the counterparties to the Company’s foreign currency forward contracts were Canadian Imperial Bank of Commerce and Royal Bank of Canada. As of December 31, 2022, the counterparty to the Company’s foreign currency forward contracts was Royal Bank of Canada.

Net realized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recognized by the Company for the three and nine months ended September 30, 2023 and 2022 is in the following location in the consolidated statements of operations:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivative Instrument	Statement Location	2023	2022	2023	2022
Foreign currency forward contract	Net realized gains (losses) from foreign currency and other transactions	$(7)	$22	(39)	$36
Total		$(7)	$22	$(39)	$36

Net unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recognized by the Company for the three and nine months ended September 30, 2023 and 2022 is in the following location in the consolidated statements of operations:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivative Instrument	Statement Location	2023	2022	2023	2022
Foreign currency forward contract	Net unrealized gains (losses) from foreign currency and other transactions	$26	$31	$44	$52
Total		$26	$31	$44	$52

Interest Rate Swap

In connection with the January 2027 Notes, the Company entered into an interest rate swap agreement to more closely align the interest rate of such liability with its investment portfolio, which consists of primarily floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 7.000% and pays a floating interest rate of one-month SOFR plus 2.585%. The Company designated this interest rate swap and the January 2027 Notes as a qualifying fair value hedge accounting relationship. See Note 5 for more information on the January 2027 Notes.

As of September 30, 2023, the counterparty to the Company’s interest rate swap agreement was Wells Fargo Bank, N.A.

As a result of the Company’s designation of the interest rate swap as a hedging instrument in a qualifying fair value hedge accounting relationship, the Company is required to fair value the hedging instrument and the related hedged item, with the changes in the fair value of each being recorded in interest expense. The net gain related to the fair value hedge was $0 and $0, respectively, for the three and nine months ended September 30, 2023, which is included in “interest and credit facility fees” in the Company’s consolidated statement of operations. The balance sheet impact of fair valuing the interest rate swap as of September 30, 2023 is presented below:

	As of September 30, 2023
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Amounts
Interest rate swap(1)	$600	1/15/2027	$—	$(5)	Accounts payable and other liabilities
________________________________________

(1)The liability related to the fair value of the interest rate swap is offset by a $5 reduction to the carrying value of the January 2027 Notes.

7. COMMITMENTS AND CONTINGENCIES

Investment Commitments

The Company has various commitments to fund investments in its portfolio as described below. As of September 30, 2023 and December 31, 2022, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) the Company’s discretion:

	As of
	September 30, 2023	December 31, 2022
Total revolving and delayed draw loan commitments	$2,510	$2,916
Less: funded commitments	(470)	(526)
Total unfunded commitments	2,040	2,390
Less: commitments substantially at discretion of the Company	—	—
Less: unavailable commitments due to borrowing base or other covenant restrictions	(24)	(13)
Total net adjusted unfunded revolving and delayed draw loan commitments	$2,016	$2,377

Included within the total revolving and delayed draw loan commitments as of September 30, 2023 and December 31, 2022 were delayed draw loan commitments totaling $869 and $1,229, respectively. The Company’s commitment to fund delayed draw loans is generally triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels).

Also included within the total revolving loan commitments as of September 30, 2023 were commitments to issue up to $357 in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2023, the Company had $47 in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For all these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $21 expire in 2023, $25 expire in 2024 and $1 expires in 2025 and thereafter.

The Company also has commitments to co-invest in the SDLP for the Company’s portion of the SDLP’s commitments to fund delayed draw loans to certain portfolio companies of the SDLP. See Note 4 for more information.

As of September 30, 2023 and December 31, 2022, the Company was party to agreements to fund equity investment commitments as follows:

	As of
	September 30, 2023	December 31, 2022
Total equity commitments	$187	$120
Less: funded equity commitments	(62)	(69)
Total unfunded equity commitments	125	51
Less: equity commitments substantially at discretion of the Company	(51)	(51)
Total net adjusted unfunded equity commitments	$74	$—

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

Lease Commitments

The Company is obligated under a number of operating leases pursuant to which it is leasing office facilities from third parties with remaining terms ranging from approximately one to four years. For certain of its operating leases, the Company had previously entered into subleases. The components of operating lease expense for the three and nine months ended September 30, 2023 and 2022 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease costs	$3	$2	$7	$7
Less: sublease income	(3)	(2)	(7)	(7)
Total operating lease costs(1)	$—	$—	$—	$—

________________________________________

(1)Total operating lease costs are incurred from office leases assumed as part of the Company’s acquisition of American Capital, Ltd.

Supplemental cash flow information related to operating leases for the three and nine months ended September 30, 2023 and 2022 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$4	$4	$12	$12
Operating ROU assets obtained in exchange for operating lease liabilities	$2	$3	$6	$6

Supplemental balance sheet information as of September 30, 2023 and December 31, 2022 related to operating leases were as follows:

	As of
	September 30, 2023	December 31, 2022
Operating lease ROU assets	$13	$20
Operating lease liabilities	$20	$31
Weighted average remaining lease term (in years)	2.8	3.1
Weighted average discount rate	4.7%	4.2%

The following table shows future minimum lease payments under the Company’s operating leases and a reconciliation to the operating lease liability as of September 30, 2023:

Amount
2023	$4
2024	6
2025	6
2026	6
Total lease payments	22
Less imputed interest	(2)
Total operating lease liabilities	$20

The following table shows future expected rental payments to be received under the Company’s subleases where the Company is the sublessor as of September 30, 2023:

Amount
2023	$2
2024	4
2025	4
2026	4
Total	$14

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

The following table presents fair value measurements of cash and cash equivalents, restricted cash, investments, derivatives and unfunded revolving and delayed draw loan commitments as of September 30, 2023:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$527	$527	$—	$—
Restricted cash	$78	$78	$—	$—
Investments not measured at net asset value	$21,924	$56	$670	$21,198
Investments measured at net asset value(1)	5
Total investments	$21,929
Derivatives:
Foreign currency forward contracts	$23	$—	$23	$—
Interest rate swap	$(5)	$—	$(5)	$—
Unfunded revolving and delayed draw loan commitments(2)	$(30)	$—	$—	$(30)
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

The following table presents fair value measurements of cash and cash equivalents, restricted cash, investments, derivatives and unfunded revolving and delayed draw loan commitments as of December 31, 2022:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$303	$303	$—	$—
Restricted cash	$34	$34	$—	$—
Investments not measured at net asset value	$21,775	$54	$360	$21,361
Investments measured at net asset value(1)	5
Total investments	$21,780
Derivatives - Foreign currency forward contracts	$(21)	$—	$(21)	$—
Unfunded revolving and delayed draw loan commitments(2)	$(57)	$—	$—	$(57)
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

The following tables summarize the significant unobservable inputs the Company’s investment adviser used to value the majority of the Company’s investments categorized within Level 3 as of September 30, 2023 and December 31, 2022. The tables are not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the investment adviser’s determination of fair values.

	As of September 30, 2023
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average(1)
First lien senior secured loans	$9,003	Yield analysis	Market yield	7.4% - 25.3%	12.7%
Second lien senior secured loans	3,561	Yield analysis	Market yield	10.0% - 22.1%	14.6%
Subordinated certificates of the SDLP	1,216	Discounted cash flow analysis	Discount rate	12.6% - 14.9%	13.5%
Senior subordinated loans	997	Yield analysis	Market yield	8.0% - 18.2%	14.7%
Preferred equity	2,343	EV market multiple analysis	EBITDA multiple	4.7x - 40.0x	16.5x
Ivy Hill Asset Management, L.P.(2)	2,020	Discounted cash flow analysis	Discount rate	12.9% - 31.4%	14.6%
Other equity	2,058	EV market multiple analysis	EBITDA multiple	4.8x - 32.7x	14.3x
Total investments	$21,198
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

The following tables present changes in investments that use Level 3 inputs as of and for the three and nine months ended September 30, 2023:

As of and For the Three Months Ended September 30, 2023
Balance as of June 30, 2023	$20,757
Net realized losses	(86)
Net unrealized gains	246
Purchases	1,395
Sales	(136)
Repayments	(1,029)
PIK interest and dividends	74
Net accretion of discount on securities	1
Net transfers in and/or out of Level 3	(24)
Balance as of September 30, 2023	$21,198

As of and For the Nine Months Ended September 30, 2023
Balance as of December 31, 2022	$21,361
Net realized losses	(174)
Net unrealized gains	329
Purchases	3,634
Sales	(993)
Repayments	(3,024)
PIK interest and dividends	255
Net accretion of discount on securities	7
Net transfers in and/or out of Level 3	(197)
Balance as of September 30, 2023	$21,198

Investments were transferred into and out of Level 3 during the three and nine months ended September 30, 2023. Transfers into and out of Level 3 were generally as a result of changes in the observability of significant inputs or available market data for certain portfolio companies.

As of September 30, 2023, the net unrealized appreciation on the investments that use Level 3 inputs was $110.

For the three and nine months ended September 30, 2023, the total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the Company’s Level 3 assets still held as of September 30, 2023, and reported within the net unrealized gains (losses) on investments, foreign currency and other transactions in the Company’s consolidated statement of operations was $215 and $354, respectively.

The following tables present changes in investments that use Level 3 inputs as of and for the three and nine months ended September 30, 2022:

As of and For the Three Months Ended September 30, 2022
Balance as of June 30, 2022	$21,012
Net realized losses	(22)
Net unrealized losses	(194)
Purchases	2,059
Sales	(1,099)
Repayments	(777)
PIK interest and dividends	71
Net accretion of discount on securities	3
Net transfers in and/or out of Level 3	(76)
Balance as of September 30, 2022	$20,977

As of and For the Nine Months Ended September 30, 2022
Balance as of December 31, 2021	$19,908
Net realized gains	23
Net unrealized losses	(346)
Purchases	6,730
Sales	(3,305)
Repayments	(2,183)
PIK interest and dividends	218
Net accretion of discount on securities	8
Net transfers in and/or out of Level 3	(76)
Balance as of September 30, 2022	$20,977

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

The following are the carrying and fair values of the Company’s debt obligations as of September 30, 2023 and December 31, 2022. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	September 30, 2023			December 31, 2022
	Carrying Value(1)		Fair Value(5)	Carrying Value(1)		Fair Value(5)
Revolving Credit Facility	$1,392		$1,392	$2,246		$2,246
Revolving Funding Facility	887		887	800		800
SMBC Funding Facility	401		401	451		451
BNP Funding Facility	525		525	245		245
2024 Convertible Notes (principal amount outstanding of $403)	401	(2)	411	399	(2)	428
2023 Notes (principal amount outstanding of $0 and $750, respectively)	—		—	750	(2)	749
2024 Notes (principal amount outstanding of $900)	899	(2)	886	898	(2)	873
March 2025 Notes (principal amount outstanding of $600)	598	(2)	577	597	(2)	570
July 2025 Notes (principal amount outstanding of $1,250)	1,255	(2)	1,171	1,258	(2)	1,157
January 2026 Notes (principal amount outstanding of $1,150)	1,146	(2)	1,075	1,144	(2)	1,059
July 2026 Notes (principal amount outstanding of $1,000)	993	(2)	878	991	(2)	850
January 2027 Notes (principal amount outstanding of $600 and $0, respectively)	587	(2)(3)	601	—		—
June 2027 Notes (principal amount outstanding of $500)	495	(2)	436	494	(2)	427
2028 Notes (principal amount outstanding of $1,250)	1,247	(2)	1,046	1,247	(2)	1,007
2031 Notes (principal amount outstanding of $700)	691	(2)	535	690	(2)	516
Total	$11,517	(4)	$10,821	$12,210	(4)	$11,378
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

(3)The carrying value of the January 2027 Notes as of September 30, 2023 includes a $5 reduction as a result of an effective hedge accounting relationship. See Note 6 for additional information.

(4)Total principal amount of debt outstanding totaled $11,558 and $12,245 as of September 30, 2023 and December 31, 2022, respectively.

(5)The fair value of these debt obligations would be categorized as Level 2 under ASC 820-10.

9. STOCKHOLDERS’ EQUITY

The Company may from time to time issue and sell shares of its common stock through public or “at the market” offerings. In connection with the issuance of its common stock, the Company issued and sold the following shares of common stock during the nine months ended September 30, 2023:

Issuances of Common Stock	Number of Shares Issued	Gross Proceeds	Underwriting Fees/Offering Expenses	Net Proceeds	Average Offering Price Per Share(1)
Public offerings	12.1	$236.8	$13.4	$223.4	$19.61	(2)
“At the market” offerings	36.4	703.1	8.4	694.7	$19.31
Total	48.5	$939.9	$21.8	$918.1
________________________________________

(1)    Represents the gross offering price per share before deducting underwriting discounts and commissions and offering expenses.

(2)    12.1 of the shares were sold to the underwriters for a price of $18.53 per share, which the underwriters were then permitted to sell at variable prices to the public.

“At the Market” Offerings

The Company is party to equity distribution agreements with several banks (the “Equity Distribution Agreements”). The Equity Distribution Agreements provide that the Company may from time to time issue and sell, by means of “at the market” offerings, up to $1,000 of its common stock. Subject to the terms and conditions of the Equity Distribution Agreements, sales of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Under the Equity Distribution Agreements, common stock with an aggregate offering amount of $554 remained available for issuance as of September 30, 2023.

See Note 11 for information regarding shares of common stock issued or purchased in accordance with the Company’s dividend reinvestment plan.

Stock Repurchase Program

The Company is authorized under its stock repurchase program to purchase up to $1,000 in the aggregate of its outstanding common stock in the open market at certain thresholds below its net asset value per share, in accordance with the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its sole discretion, based upon an evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The stock repurchase program does not require the Company to repurchase any specific number of shares of common stock or any shares of common stock at all. Consequently, the Company cannot assure stockholders that any specific number of shares of common stock, if any, will be repurchased under the stock repurchase program. As of September 30, 2023, the expiration date of the stock repurchase program is February 15, 2024. The program may be suspended, extended, modified or discontinued at any time. As of September 30, 2023, there was $1,000 available for repurchases under the stock repurchase program.

During the nine months ended September 30, 2023 and 2022, the Company did not repurchase any shares of the Company’s common stock under the stock repurchase program.

10. EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted net increase in stockholders’ equity resulting from operations per share for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net increase in stockholders’ equity resulting from operations—basic	$500	$104	$1,109	$426
Adjustment for interest expense on 2024 Convertible Notes(1)	4	4	13	13
Net increase in stockholders’ equity resulting from operations—diluted	$504	$108	$1,122	$439

Weighted average shares of common stock outstanding—basic	562	503	548	492
Assumed conversion of 2024 Convertible Notes	20	20	20	20
Weighted average shares of common stock outstanding—diluted	582	523	568	512
Net increase in stockholders’ equity resulting from operations per share—basic	$0.89	$0.21	$2.03	$0.86
Net increase in stockholders’ equity resulting from operations per share—diluted	$0.87	$0.21	$1.98	$0.86
________________________________________

(1)    Includes the impact of income based fees.

For the purpose of calculating diluted net increase in stockholders’ equity resulting from operations per share for the three and nine months ended September 30, 2023 and 2022, the Company utilized the if-converted method which assumes full share settlement for the aggregate value of the 2024 Convertible Notes.

11. DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared and payable during the nine months ended September 30, 2023 and 2022:

Date declared	Record date	Payment date	Per share amount		Total amount
July 25, 2023	September 15, 2023	September 29, 2023	$0.48		$271
April 25, 2023	June 15, 2023	June 30, 2023	0.48		266
February 7, 2023	March 15, 2023	March 31, 2023	0.48		261
Total dividends declared and payable for the nine months ended September 30, 2023			$1.44		$798

July 26, 2022	September 15, 2022	September 30, 2022	$0.43		$219
February 9, 2022	September 15, 2022	September 30, 2022	0.03	(1)	15
April 26, 2022	June 15, 2022	June 30, 2022	0.42		208
February 9, 2022	June 15, 2022	June 30, 2022	0.03	(1)	15
February 9, 2022	March 15, 2022	March 31, 2022	0.42		205
February 9, 2022	March 15, 2022	March 31, 2022	0.03	(1)	15
Total dividends declared and payable for the nine months ended September 30, 2022			$1.36		$677
___________________________________________________________________________
(1)Represents an additional dividend.

The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. When the Company issues new shares in connection with the dividend reinvestment plan, the issue price is equal to the closing price of its common stock on the dividend payment date. Dividend reinvestment plan activity for the nine months ended September 30, 2023 and 2022, was as follows:

	For the Nine Months Ended September 30,
	2023	2022
Shares issued	1.7	0.6
Average issue price per share	$19.17	$20.95
Shares purchased by plan agent to satisfy dividends declared and payable during the period for stockholders	0.8	1.6
Average purchase price per share	$18.35	$17.85

12. RELATED PARTY TRANSACTIONS

In accordance with the investment advisory and management agreement, the Company bears all costs and expenses of the operation of the Company and reimburses its investment adviser or its affiliates for certain of such costs and expenses paid for by the investment adviser or its affiliates on behalf of the Company. For the three and nine months ended September 30, 2023, the Company’s investment adviser or its affiliates incurred and the Company reimbursed such expenses totaling $1 and $4, respectively. For the three and nine months ended September 30, 2022, the Company’s investment adviser or its affiliates incurred and the Company reimbursed such expenses totaling $1 and $3, respectively.

The Company has entered into agreements with Ares Management LLC and IHAM, pursuant to which Ares Management LLC and IHAM are entitled to use the Company’s proprietary portfolio management software. For the three and nine months ended September 30, 2023, amounts payable to the Company under these agreements totaled $0 and $0, respectively. For the three and nine months ended September 30, 2022, amounts payable to the Company under these agreements totaled $0 and $0, respectively.

See Notes 3, 4 and 5 for descriptions of other related party transactions.

13. FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights as of and for the nine months ended September 30, 2023 and 2022:

	As of and For the Nine Months Ended September 30,
Per Share Data:	2023	2022
Net asset value, beginning of period(1)	$18.40	$18.96
Issuances of common stock	0.01	0.10
Net investment income for period(2)	1.68	1.51
Net realized and unrealized gains (losses) for period(2)	0.34	(0.65)
Net increase in stockholders’ equity	2.03	0.96
Total distributions to stockholders(3)	(1.44)	(1.36)
Net asset value at end of period(1)	$18.99	$18.56
Per share market value at end of period	$19.47	$16.88
Total return based on market value(4)	13.81%	(14.44)%
Total return based on net asset value(5)	11.37%	5.15%
Shares outstanding at end of period	569	508
Ratio/Supplemental Data:
Net assets at end of period	$10,815	$9,436
Ratio of operating expenses to average net assets(6)(7)	12.80%	9.77%
Ratio of net investment income to average net assets(6)(8)	11.95%	10.73%
Portfolio turnover rate(6)	24%	36%

_________________________________________________________________________________

(1)The net assets used equals the total stockholders’ equity on the consolidated balance sheet.

(2)Weighted average basic per share data.

(3)Includes additional dividends of $0.09 per share for the nine months ended September 30, 2022.

(4)For the nine months ended September 30, 2023, the total return based on market value equaled the increase of the ending market value at September 30, 2023 of $19.47 per share from the ending market value at December 31, 2022 of $18.47 per share plus the declared and payable dividends of $1.44 per share for the nine months ended September 30, 2023, divided by the market value at December 31, 2022. For the nine months ended September 30, 2022, the total return based on market value equaled the decrease of the ending market value at September 30, 2022 of $16.88 per share from the ending market value at December 31, 2021 of $21.19 per share plus the declared and payable dividends of $1.36 per share for the nine months ended September 30, 2022, divided by the market value at December 31, 2021. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5)For the nine months ended September 30, 2023, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.44 per share for the nine months ended September 30, 2023, divided by the beginning net asset value for the period. For the nine months ended September 30, 2022, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.36 per share for the nine months ended September 30, 2022, divided by the beginning net asset value for the period. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(6)The ratios reflect an annualized amount.

(7)For the nine months ended September 30, 2023 and 2022, the ratio of operating expenses to average net assets consisted of the following:

	For the Nine Months Ended September 30,
	2023	2022
Base management fees	3.14%	3.26%
Income based fees and capital gains incentive fees	3.64%	1.54%
Cost of borrowing	5.59%	4.54%
Other operating expenses	0.43%	0.43%

(8)The ratio of net investment income to average net assets excludes income taxes related to realized gains and losses.

14. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2023.

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

•the impact of the elimination of the London Interbank Offered Rate (“LIBOR”) and implementation of alternatives to LIBOR (such as Secured Overnight Financing Rate (“SOFR”)) on our operating results;

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

•the escalated conflict in the Middle East;

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

Since our initial public offering (“IPO”) on October 8, 2004 through September 30, 2023, our exited investments resulted in an asset level realized gross internal rate of return to us of approximately 13% (based on original cash invested, net of syndications, of approximately $41.3 billion and total proceeds from such exited investments of approximately $52.9 billion). Internal rate of return is the discount rate that makes the net present value of all cash flows related to a particular investment equal to zero. Internal rate of return is gross of expenses related to investments as these expenses are not allocable to specific investments. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of a debt investment or sale of an investment or through the determination that no further consideration was collectible and, thus, a loss may have been realized.

Additionally, since our IPO on October 8, 2004 through September 30, 2023, our realized gains have exceeded our realized losses by approximately $0.9 billion (excluding a one-time gain on the acquisition of Allied Capital Corporation (“Allied Capital”) in April 2010 and realized gains/losses from the extinguishment of debt and other transactions). For this same time period, our average annualized net realized gain rate was approximately 0.9% (excluding a one-time gain on the acquisition of Allied Capital and realized gains/losses from the extinguishment of debt and other transactions). Net realized gain/loss rates for a particular period are the amount of net realized gains/losses during such period divided by the average quarterly investments at amortized cost in such period.

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

MACROECONOMIC ENVIRONMENT

Credit markets continued to be under pressure during the nine months ended September 30, 2023 amid a risk-off environment and sustained macro-economic uncertainty due to rising Treasury yields, record-high inflation, tighter financial conditions, financial market instability and growing recession risk. Central banks have remained focused on restoring price stability by raising interest rates and have signaled that growth may be hindered until inflation comes under control.

PORTFOLIO AND INVESTMENT ACTIVITY

Our investment activity for the three months ended September 30, 2023 and 2022 is presented below.

	For the Three Months Ended September 30,
(dollar amounts in millions)	2023	2022
New investment commitments(1):
New portfolio companies	$827	$1,041
Existing portfolio companies	771	1,201
Total new investment commitments(2)	$1,598	2,242
Less:
Investment commitments exited(3)	(1,280)	(1,984)
Net investment commitments	$318	$258
Principal amount of investments funded:
First lien senior secured loans(4)	$1,014	$1,362
Second lien senior secured loans	32	100
Subordinated certificates of the SDLP(5)	12	100
Senior subordinated loans	76	19
Preferred equity	132	193
Ivy Hill Asset Management, L.P.(6)	122	342
Other equity	32	107
Total	$1,420	$2,223
Principal amount of investments sold or repaid:
First lien senior secured loans(4)	$631	$1,376
Second lien senior secured loans	174	305
Subordinated certificates of the SDLP(5)	42	2
Senior subordinated loans	142	1
Preferred equity	26	50
Ivy Hill Asset Management, L.P.(6)	264	189
Other equity	22	21
Total	$1,301	$1,944
Number of new investment commitments(7)	50	40
Average new investment commitment amount	$32	$56
Weighted average term for new investment commitments (in months)	67	66
Percentage of new investment commitments at floating rates	84%	81%
Percentage of new investment commitments at fixed rates	12%	7%
Weighted average yield of debt and other income producing securities(8):
Funded during the period at amortized cost	12.6%	9.5%
Funded during the period at fair value(9)	12.5%	9.5%
Exited or repaid during the period at amortized cost	12.3%	8.3%
Exited or repaid during the period at fair value(9)	12.4%	8.3%

_______________________________________________________________________________

(1)New investment commitments include new agreements to fund revolving loans or delayed draw loans. See Note 7 to our consolidated financial statements for the three and nine months ended September 30, 2023 for more information on our commitments to fund revolving loans or delayed draw loans.

(2)Includes both funded and unfunded commitments. Of these new investment commitments, we funded $1.2 billion and $1.9 billion for the three months ended September 30, 2023 and 2022, respectively.

(3)Includes both funded and unfunded commitments. For the three months ended September 30, 2023 and 2022, investment commitments exited included exits of unfunded commitments of $230 million and $115 million, respectively.

(4)For the three months ended September 30, 2023, net repayments of first lien secured revolving loans were $94 million. For the three months ended September 30, 2022, net fundings of first lien secured revolving loans were $60 million.

(5)See “Senior Direct Lending Program” below and Note 4 to our consolidated financial statements for the three and nine months ended September 30, 2023 for more information on the SDLP (as defined below).

(6)Includes our subordinated loan and equity investments in IHAM (as defined below), as applicable. See “Ivy Hill Asset Management, L.P.” below and Note 4 to our consolidated financial statements for the three and nine months ended September 30, 2023 for more information on IHAM.

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

(9)Represents fair value for investments in the portfolio as of the most recent prior quarter end, if applicable.

As of September 30, 2023 and December 31, 2022, our investments consisted of the following:

	As of
	September 30, 2023		December 31, 2022
(in millions)	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans(2)	$9,689	$9,450	$9,684	$9,373
Second lien senior secured loans	4,023	3,775	4,218	3,934
Subordinated certificates of the SDLP(3)	1,259	1,216	1,274	1,249
Senior subordinated loans	1,057	1,006	1,163	1,079
Preferred equity	2,345	2,347	2,095	2,027
Ivy Hill Asset Management, L.P.(4)	1,825	2,020	2,048	2,201
Other equity	1,666	2,115	1,561	1,917
Total	$21,864	$21,929	$22,043	$21,780
_______________________________________________________________________________

(1)The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest or dividends.

(2)First lien senior secured loans include certain loans that we classify as “unitranche” loans. The total amortized cost and fair value of the loans that we classified as “unitranche” loans were $5.3 billion and $5.1 billion, respectively, as of September 30, 2023, and $5.0 billion and $4.8 billion, respectively, as of December 31, 2022.

(3)The proceeds from these certificates were applied to co-investments with Varagon Capital Partners (“Varagon”) and its clients to fund first lien senior secured loans to 21 and 22 different borrowers as of September 30, 2023 and December 31, 2022, respectively.

(4)Includes our subordinated loan and equity investments in IHAM, as applicable.

We have commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) our discretion. Our commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels). We are also party to subscription agreements to fund equity investments. See Note 7 to our consolidated financial statements for the three and nine months ended September 30, 2023 for more information on our unfunded commitments, including commitments to issue letters of credit, related to certain of our portfolio companies.

The weighted average yields at amortized cost and fair value of the following portions of our portfolio as of September 30, 2023 and December 31, 2022 were as follows:

	As of
	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and other income producing securities(1)	12.4%	12.6%	11.6%	11.9%
Total portfolio(2)	11.2%	11.2%	10.5%	10.6%
First lien senior secured loans(3)	11.7%	12.0%	10.7%	11.1%
Second lien senior secured loans(3)	12.7%	13.5%	11.6%	12.5%
Subordinated certificates of the SDLP(3)(6)	13.6%	14.1%	13.5%	13.8%
Senior subordinated loans(3)	12.4%	13.0%	10.8%	11.3%
Ivy Hill Asset Management L.P.(4)	14.6%	13.1%	14.2%	12.9%
Other income producing equity securities(5)	11.3%	11.2%	11.4%	11.4%
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

(3)“Weighted average yields” of investments are computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on the relevant accruing investments, divided by (b) the total relevant investments at amortized cost or at fair value, as applicable.

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

Investment grade	Description
4	Involves the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit.
3	Involves a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and the risk factors to our ability to ultimately recoup the cost of our investment are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a grade of 3.
2	Indicates that the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not more than 120 days past due. For investments graded 2, our investment adviser enhances its level of scrutiny over the monitoring of such portfolio company.
1	Indicates that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 1, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 1, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit. For investments graded 1, our investment adviser enhances its level of scrutiny over the monitoring of such portfolio company.

Set forth below is the grade distribution of our portfolio companies as of September 30, 2023 and December 31, 2022:

	As of
	September 30, 2023				December 31, 2022
(dollar amounts in millions)	Fair Value	%	Number of Companies	%	Fair Value	%	Number of Companies	%
Grade 4	$4,742	21.6%	76	15.5%	$5,051	23.2%	80	17.1%
Grade 3	15,761	71.9	361	73.7	15,279	70.1	327	70.2
Grade 2	1,261	5.7	30	6.1	1,342	6.2	40	8.6
Grade 1	165	0.8	23	4.7	108	0.5	19	4.1
Total	$21,929	100.0%	490	100.0%	$21,780	100.0%	466	100.0%

As of September 30, 2023 and December 31, 2022, the weighted average grade of the investments in our portfolio at fair value was 3.1 and 3.2, respectively.

As of September 30, 2023 and December 31, 2022, loans on non-accrual status represented 1.2% of the total investments at amortized cost (or 0.6% at fair value) and 1.7% at amortized cost (or 1.1% at fair value), respectively.

Ivy Hill Asset Management, L.P.

Ivy Hill Asset Management, L.P. (“IHAM”), our wholly owned portfolio company, is an asset manager and an SEC-registered investment adviser. As of September 30, 2023, IHAM had assets under management of approximately $13.9 billion. As of September 30, 2023, IHAM managed 23 vehicles and served as the sub-manager/sub-servicer for one other vehicle (these vehicles managed or sub-managed/sub-serviced by IHAM are referred to as the “IHAM Vehicles”). IHAM earns fee income from managing the IHAM Vehicles and has also invested in certain of these vehicles as part of its business strategy. The amortized cost of IHAM’s total investments as of September 30, 2023 and December 31, 2022 was $2,314 million and $2,370 million, respectively. For the three and nine months ended September 30, 2023, IHAM had management and incentive fee income of $15 million and $42 million, respectively, and other investment-related income of $80 million and $236 million, respectively, which included net realized gains or losses on investments and other transactions. For the three and nine months ended September 30, 2022, IHAM had management and incentive fee income of $14 million and $35 million, respectively, and other investment-related income of $51 million and $130 million, respectively, which included net realized gains or losses on investments and other transactions.

 The amortized cost and fair value of our investments in IHAM as of September 30, 2023 and December 31, 2022 were as follows:

	As of
	September 30, 2023		December 31, 2022
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated loan	$125	$125	$500	$500
Equity	1,700	1,895	1,548	1,701
Total investment in IHAM	$1,825	$2,020	$2,048	$2,201

The interest income and dividend income that we earned from IHAM for the three and nine months ended September 30, 2023 and 2022 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Interest income	$5	$8	$28	$11
Dividend income	$62	$55	$179	$150

From time to time, IHAM or certain IHAM Vehicles may purchase investments from, or sell investments to us. For any such sales or purchases by the IHAM Vehicles to or from us, the IHAM Vehicle must obtain approval from third parties unaffiliated with us or IHAM, as applicable. During the nine months ended September 30, 2023 and 2022, IHAM or certain of the IHAM Vehicles purchased $842 million and $2.4 billion, respectively, of loans from us. For the nine months ended September 30, 2023 and 2022, we recognized $12 million and $10 million, respectively, of net realized losses from these sales. During the nine months ended September 30, 2023 and 2022, we purchased $26 million and $27 million, respectively, of investments from IHAM or certain IHAM Vehicles.

The yields at amortized cost and fair value of our investments in IHAM as of September 30, 2023 and December 31, 2022 were as follows:

	As of
	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated loan	12.0%	12.0%	11.0%	11.0%
Equity(1)	14.6%	13.1%	14.2%	12.9%
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

Selected Financial Information

Pursuant to Rule 4-08(g) of Regulation S-X, selected financial information of IHAM, in conformity with GAAP, as of September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022 are presented below.

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

When IHAM consolidates an IHAM Vehicle for GAAP purposes only, IHAM reflects the assets, liabilities, revenues and expenses of the Consolidated IHAM Vehicles on a gross basis, including the economic interests held by third-party investors in the Consolidated IHAM Vehicles as debt obligations, subordinated notes or non-controlling interests, in the consolidated IHAM financials below. All of the revenues earned by IHAM as the investment manager of the Consolidated IHAM Vehicles are eliminated in GAAP consolidation. However, because the eliminated amounts are earned from and funded by third-party investors, the GAAP consolidation of an IHAM Vehicle does not impact the net income or loss attributable to IHAM. As a result, we believe an assessment of IHAM's business and the impact to our investment in IHAM is best viewed on a stand-alone basis as reflected in the first column in the tables below.

	As of September 30, 2023
(in millions)	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Balance Sheet Information:
Assets
Investments at fair value(2)	$2,308	$9,482	$(2,299)	$9,491
Cash and cash equivalents	10	618	—	628
Other assets	71	99	(64)	106
Total assets	$2,389	$10,199	$(2,363)	$10,225

Liabilities
Debt	$457	$7,260	$—	$7,717
Subordinated note from ARCC	125	—	—	125
Subordinated notes(3)	—	1,354	(1,057)	297
Other liabilities	21	367	(16)	372
Total liabilities	603	8,981	(1,073)	8,511
Equity
Contributed capital	1,701	—	—	1,701
Accumulated earnings	99	—	—	99
Net unrealized losses on investments and foreign currency transactions	(14)	—	—	(14)
Non-controlling interests in Consolidated IHAM Vehicles(4)	—	1,218	(1,290)	(72)
Total equity	1,786	1,218	(1,290)	1,714
Total liabilities and equity	$2,389	$10,199	$(2,363)	$10,225

	As of December 31, 2022
(in millions)	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Balance Sheet Information:
Assets
Investments at fair value(2)	$2,340	$8,973	$(2,315)	$8,998
Cash and cash equivalents	5	499	—	504
Other assets	56	94	(51)	99
Total assets	$2,401	$9,566	$(2,366)	$9,601

Liabilities
Debt	$308	$6,968	$—	$7,276
Subordinated note from ARCC	500	—	—	500
Subordinated notes(3)	—	1,374	(1,093)	281
Other liabilities	18	129	(15)	132
Total liabilities	826	8,471	(1,108)	8,189
Equity
Contributed capital	1,547	—	—	1,547
Accumulated earnings	61	—	—	61
Net unrealized losses on investments and foreign currency transactions	(33)	—	—	(33)
Non-controlling interests in Consolidated IHAM Vehicles(4)	—	1,095	(1,258)	(163)
Total equity	1,575	1,095	(1,258)	1,412
Total liabilities and equity	$2,401	$9,566	$(2,366)	$9,601

(1)Consolidated for GAAP purposes only.

(2)The determination of such fair value is determined in accordance with IHAM’s valuation procedures (separate and apart from our valuation process described elsewhere herein). The amortized cost of IHAM’s total investments as of September 30, 2023 and December 31, 2022 was $2,314 million and $2,370 million, respectively. The amortized cost of the total investments of IHAM on a consolidated basis as of September 30, 2023 and December 31, 2022 was $9,720 million and $9,306 million, respectively.

(3)Subordinated notes generally represent the most junior capital in certain of the Consolidated IHAM Vehicles and effectively represent equity in such vehicles.

(4)Non-controlling interests in Consolidated IHAM Vehicles includes net unrealized depreciation in the Consolidated IHAM Vehicles of $229 million and $309 million as of September 30, 2023 and December 31, 2022, respectively.

	For the Three Months Ended September 30, 2023
(in millions)	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Statement of Operations Information:
Revenues
Investment income	$87	$285	$(87)	$285
Management fees and other income	15	3	(14)	4
Total revenues	102	288	(101)	289
Expenses
Interest expense	15	152	—	167
Distributions to subordinated notes	—	52	(40)	12
Management fees and other expenses	3	19	(14)	8
Total expenses	18	223	(54)	187
Net operating income	84	65	(47)	102
Net realized losses on investments and other transactions	(7)	(16)	8	(15)
Net unrealized gains on investments and other transactions	2	46	(4)	44
Total net realized and unrealized (losses) gains on investments and other transactions	(5)	30	4	29
Net income	79	95	(43)	131
Less: Net income attributable to non-controlling interests in Consolidated IHAM Vehicles	—	95	(43)	52
Net income attributable to Ivy Hill Asset Management, L.P.	$79	$—	$—	$79

	For the Nine Months Ended September 30, 2023
(in millions)	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Statement of Operations Information:
Revenues
Investment income	$253	$813	$(251)	$815
Management fees and other income	42	6	(40)	8
Total revenues	295	819	(291)	823
Expenses
Interest expense	50	424	—	474
Distributions to subordinated notes	—	141	(110)	31
Management fees and other expenses	11	55	(40)	26
Total expenses	61	620	(150)	531
Net operating income	234	199	(141)	292
Net realized losses on investments and other transactions	(17)	(26)	8	(35)
Net unrealized gains on investments and other transactions	19	76	(23)	72
Total net realized and unrealized gains on investments and other transactions	2	50	(15)	37
Net income	236	249	(156)	329
Less: Net income attributable to non-controlling interests in Consolidated IHAM Vehicles	—	249	(156)	93
Net income attributable to Ivy Hill Asset Management, L.P.	$236	$—	$—	$236

	For the Three Months Ended September 30, 2022
(in millions)	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Statement of Operations Information:
Revenues
Investment income	$52	$164	$(52)	$164
Management fees and other income	14	2	(13)	3
Total revenues	66	166	(65)	167
Expenses
Interest expense	12	69	—	81
Distributions to subordinated notes	—	50	(24)	26
Management fees and other expenses	4	15	(13)	6
Total expenses	16	134	(37)	113
Net operating income	50	32	(28)	54
Net realized losses on investments and other transactions	(1)	(15)	—	(16)
Net unrealized losses on investments and other transactions	(5)	(73)	5	(73)
Total net realized and unrealized losses on investments and other transactions	(6)	(88)	5	(89)
Net income (loss)	44	(56)	(23)	(35)
Less: Net loss attributable to non-controlling interests in Consolidated IHAM Vehicles	—	(56)	(23)	(79)
Net income attributable to Ivy Hill Asset Management, L.P.	$44	$—	$—	$44

	For the Nine Months Ended September 30, 2022
(in millions)	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Statement of Operations Information:
Revenues
Investment income	$130	$381	$(127)	$384
Management fees and other income	35	4	(33)	6
Total revenues	165	385	(160)	390
Expenses
Interest expense	18	147	—	165
Distributions to subordinated notes	—	124	(74)	50
Management fees and other expenses	11	40	(33)	18
Total expenses	29	311	(107)	233
Net operating income	136	74	(53)	157
Net realized losses on investments and other transactions	—	(14)	—	(14)
Net unrealized losses on investments and other transactions	(29)	(225)	28	(226)
Total net realized and unrealized losses on investments and other transactions	(29)	(239)	28	(240)
Net income (loss)	107	(165)	(25)	(83)
Less: Net loss attributable to non-controlling interests in Consolidated IHAM Vehicles	—	(165)	(25)	(190)
Net income attributable to Ivy Hill Asset Management, L.P.	$107	$—	$—	$107
____________________________________
(1)Consolidated for GAAP purposes only.

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

We provide capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and SDLP Certificates. As of September 30, 2023, we and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates.

As of September 30, 2023 and December 31, 2022, we and Varagon and its clients had agreed to make capital available to the SDLP of $6.2 billion and $6.2 billion, respectively, in the aggregate, of which $1.4 billion and $1.4 billion, respectively, is to be made available from us. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP. Below is a summary of the funded capital and unfunded capital commitments of the SDLP.

	As of
(in millions)	September 30, 2023	December 31, 2022
Total capital funded to the SDLP(1)	$5,094	$5,127
Total capital funded to the SDLP by the Company(1)	$1,266	$1,274
Total unfunded capital commitments to the SDLP(2)	$229	$294
Total unfunded capital commitments to the SDLP by the Company(2)	$53	$68
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

The amortized cost and fair value of our SDLP Certificates and our yield on our investment in the SDLP Certificates at amortized cost and fair value as of September 30, 2023 and December 31, 2022 were as follows:

	As of
	September 30, 2023		December 31, 2022
(dollar amounts in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
SDLP Certificates	$1,259	$1,216	$1,274	$1,249
Yield on the SDLP Certificates	13.6%	14.1%	13.5%	13.8%

The interest income from our investment in the SDLP Certificates and capital structuring service and other fees earned for the three and nine months ended September 30, 2023 and 2022 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Interest income	$43	$37	$129	$105
Capital structuring service and other fees	$1	$7	$8	$15

As of September 30, 2023 and December 31, 2022, the SDLP portfolio was comprised entirely of first lien senior secured loans primarily to U.S. middle-market companies and were in industries similar to the companies in our portfolio. As of September 30, 2023 and December 31, 2022, one of the loans was on non-accrual status. Below is a summary of the SDLP’s portfolio as of September 30, 2023 and December 31, 2022:

	As of
(dollar amounts in millions)	September 30, 2023	December 31, 2022
Total first lien senior secured loans(1)(2)	$5,155	$5,174
Weighted average yield on first lien senior secured loans(3)	11.0%	10.1%
Largest loan to a single borrower(1)	$370	$377
Total of five largest loans to borrowers(1)	$1,651	$1,631
Number of borrowers in the SDLP	21	22
Commitments to fund delayed draw loans(4)	$229	$294
_______________________________________________________________________________

(1)At principal amount.

(2)First lien senior secured loans include certain loans that the SDLP classifies as “unitranche” loans. As of September 30, 2023 and December 31, 2022, the total principal amount of loans in the SDLP portfolio that the SDLP classified as “unitranche” loans was $4,280 million and $4,108 million, respectively.

(3) Computed as (a) the annual stated interest rate on accruing first lien senior secured loans, divided by (b) total first lien senior secured loans at principal amount.

(4)As discussed above, these commitments have been approved by the investment committee of the SDLP.

Pursuant to Rule 4-08(g) of Regulation S-X, selected financial information of the SDLP, in conformity with GAAP, as of September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022 are presented below:

	As of
(in millions)	September 30, 2023	December 31, 2022
Selected Balance Sheet Information:
Investments at fair value (amortized cost of $4,991 and $5,166, respectively)	$4,848	$4,958
Other assets	186	150
Total assets	$5,034	$5,108

Senior notes	$3,526	$3,538
Intermediate funding notes	121	132
Other liabilities	134	110
Total liabilities	3,781	3,780
Subordinated certificates and members’ capital	1,253	1,328
Total liabilities and members’ capital	$5,034	$5,108

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Selected Statement of Operations Information:
Total investment income	$145	$94	$421	$243
Interest expense	76	42	217	96
Other expenses	7	6	19	15
Total expenses	83	48	236	111
Net investment income	62	46	185	132
Net realized and unrealized gains (losses) on investments	6	(83)	(79)	(98)
Net increase (decrease) in members’ capital resulting from operations	$68	$(37)	$106	$34

SDLP Loan Portfolio as of September 30, 2023

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount	Fair Value(2)
Arrowhead Holdco Company (3)(4)	Distributor of non-discretionary, mission-critical aftermarket replacement parts	8/2028	9.9%	$272.3	$239.6
Benecon Midco II LLC (4)	Employee benefits provider for small and mid-size employers	12/2026	10.7%	170.6	170.6
Center for Autism and Related Disorders, LLC (3)(5)	Autism treatment and services provider specializing in applied behavior analysis therapy	11/2024		164.3	—
Concert Golf Partners Holdco LLC (3)	Golf club owner and operator	4/2029	11.2%	258.2	258.2
Emergency Communications Network, LLC (3)	Provider of mission critical emergency mass notification solutions	6/2024	13.6%	248.5	223.6
Excelligence Holdings Corp. (3)	Developer, manufacturer and retailer of educational products	1/2024	11.5%	145.4	145.4
FS Squared Holding Corp. (3)(4)	Provider of on-site vending and micro market solutions	3/2025	10.8%	324.2	324.2
Harvey Tool Company, LLC (3)	Manufacturer of cutting tools used in the metalworking industry	10/2027	11.0%	257.2	254.7
HGC Holdings, LLC	Operator of golf facilities	6/2026	11.2%	220.4	220.4
ISQ Hawkeye Holdco, Inc. (3)(4)	Provider of commercial and industrial waste processing and disposal services	8/2029	11.4%	296.3	296.3
Manna Pro Products, LLC (3)	Manufacturer and supplier of specialty nutrition and care products for animals	12/2026	11.4%	268.2	249.4
NCWS Intermediate, Inc. (3)(4)	Manufacturer and supplier of car wash equipment, parts and supplies to the conveyorized car wash market	12/2026	11.5%	275.3	275.3
North Haven Falcon Buyer, LLC (3)(4)	Manufacturer of aftermarket golf cart parts and accessories	5/2027	13.4%	222.9	193.9
Pegasus Global Enterprise Holdings, LLC (3)(4)	Provider of plant maintenance and scheduling software	5/2025	10.8%	335.8	332.4
Penn Detroit Diesel Allison, LLC	Distributor of aftermarket parts to the heavy-duty truck industry	12/2027	11.7%	49.6	49.6
Precinmac (US) Holdings Inc. and Trimaster Manufacturing Inc. (3)(4)	Manufacturer of high-tolerance precision machined components and assemblies for the aerospace and defense industry	8/2027	11.5%	256.7	251.6
Pritchard Industries, LLC (3)(4)	Provider of janitorial and facilities management services	10/2027	11.1%	245.8	238.4
Qnnect, LLC (3)(4)	Manufacturer of highly engineered hermetic packaging products	11/2029	12.1%	279.1	279.1
THG Acquisition, LLC (3)	Multi-line insurance broker	12/2026	11.2%	324.7	324.5
Triwizard Holdings, Inc. (4)	Hotel, gaming, restaurants and leisure	6/2029	11.7%	169.6	164.9
Walnut Parent, Inc. (3)	Manufacturer of natural solution pest and animal control products	11/2027	10.9%	370.2	355.4
				$5,155.3	$4,847.5
____________________________________________________________________________

(1)Represents the weighted average annual stated interest rate as of September 30, 2023. All interest rates are payable in cash, except for portions of the stated interest rates which are PIK for investments in Emergency Communications Network, LLC and North Haven Falcon Buyer, LLC.

(2)Represents the fair value in accordance with Accounting Standards Codification 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”). The determination of such fair value is not included in our valuation process described elsewhere herein.

(3)We also hold a portion of this company’s first lien senior secured loan.

(4)We hold an equity investment in this company.

(5)Loan was on non-accrual status as of September 30, 2023.

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

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2023 and 2022

Operating results for the three and nine months ended September 30, 2023 and 2022 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Total investment income	$655	$537	$1,907	$1,456
Total expenses	363	235	975	676
Net investment income before income taxes	292	302	932	780
Income tax expense, including excise tax	3	14	11	37
Net investment income	289	288	921	743
Net realized (losses) gains on investments, foreign currency and other transactions	(76)	—	(207)	55
Net unrealized gains (losses) on investments, foreign currency and other transactions	287	(184)	395	(324)
Realized loss on extinguishment of debt	—	—	—	(48)
Net increase in stockholders’ equity resulting from operations	$500	$104	$1,109	$426

Net income can vary substantially from period to period due to various factors, including acquisitions, the level of new investment commitments, the level of base interest rates and the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net increase in stockholders’ equity resulting from operations may not be meaningful.

Investment Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Interest income from investments	$495	$385	$1,441	$1,014
Capital structuring service fees	20	32	51	94
Dividend income	128	107	372	314
Other income	12	13	43	34
Total investment income	$655	$537	$1,907	$1,456

Interest income from investments for the three and nine months ended September 30, 2023 increased from the comparable periods in 2022 primarily as a result of the impact of rising interest rates as well as an increase in the average size of our portfolio. The average size and weighted average yield of our portfolio at amortized cost for the three and nine months ended September 30, 2023 and 2022 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollar amounts in millions)	2023	2022	2023	2022
Average size of portfolio(1)	$21,775	$21,291	$21,690	$20,353
Weighted average yield on portfolio	11.3%	9.2%	11.1%	8.5%

_______________________________________________________________________________

(1)    Includes non-interest earning investments.

Capital structuring service fees for the three and nine months ended September 30, 2023 decreased from the comparable periods in 2022 primarily due to a decrease in new investment commitments. The lower weighted average capital structuring service fee percentage during the three months ended September 30, 2023 was primarily due to lower fee opportunities as compared to the comparable period in 2022. The higher weighted average capital structuring service fee percentage during the nine months ended September 30, 2023 was primarily due to higher fee opportunities during the first half of 2023 as compared to the comparable period in 2022. The new investment commitments and weighted average capital structuring service fee percentages for the three and nine months ended September 30, 2023 and 2022 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollar amounts in millions)	2023	2022	2023	2022
New investment commitments(1)	$1,477	$1,899	$3,178	$6,091
Weighted average capital structuring service fee percentages(1)	1.4%	1.7%	1.6%	1.5%
_______________________________________________________________________________

(1)Excludes $122 million and $405 million of investment commitments to IHAM for the three and nine months ended September 30, 2023, respectively, and $342 million and $1,261 million, respectively for the comparable periods in 2022.

Dividend income for the three and nine months ended September 30, 2023 and 2022 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Dividend income received from IHAM	$62	$55	$179	$150
Recurring dividend income	62	51	172	135
Non-recurring dividend income	4	1	21	29
Total dividend income	$128	$107	$372	$314

Dividend income received from IHAM for the three and nine months ended September 30, 2023 increased from the comparable periods in 2022 primarily due to the continued increase in IHAM's earnings given the increase in their assets under management, which generally has been supported by our additional investments in IHAM. Recurring dividend income for the three and nine months ended September 30, 2023 increased from the comparable periods in 2022 primarily due to an increase in yielding preferred equity investments.

Operating Expenses

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Interest and credit facility fees	$145	$120	$425	$314
Base management fees	81	78	239	226
Income based fees	83	63	238	171
Capital gains incentive fees(1)	42	(37)	40	(64)
Administrative and other fees	4	3	10	9
Other general and administrative	8	8	23	20
Total expenses	$363	$235	$975	$676
_______________________________________________________________________________

(1)Calculated in accordance with GAAP as discussed below.

Interest and credit facility fees for the three and nine months ended September 30, 2023 and 2022, were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Stated interest expense(1)	$133	$107	$389	$282
Credit facility fees	5	7	16	13
Amortization of debt issuance costs	8	8	23	22
Net amortization of premium on notes payable	(1)	(2)	(3)	(3)
Total interest and credit facility fees	$145	$120	$425	$314

________________________________________

(1)Includes the net interest expense related to the interest rate swap for the three and nine months ended September 30, 2023.

Stated interest expense for the three and nine months ended September 30, 2023 increased from the comparable periods in 2022 primarily due to the impact of rising interest rates on our floating rate revolving facilities. Our weighted average stated interest rate on debt outstanding for the three and nine months ended September 30, 2023 increased from the comparable periods in 2022 due to the impact of rising interest rates and higher utilization of our floating rate revolving facilities. Average debt outstanding and weighted average stated interest rate on our debt outstanding for the three and nine months ended September 30, 2023 and 2022 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollar amounts in millions)	2023	2022	2023	2022
Average debt outstanding	$11,373	$11,867	$11,429	$11,170
Weighted average stated interest rate on debt(1)	4.7%	3.6%	4.5%	3.3%
________________________________________

(1)The weighted average stated interest rate on our debt outstanding for the three and nine months ended September 30, 2023 includes the impact of the interest rate swap. See Note 6 to our consolidated financial statements for the three and nine months ended September 30, 2023, for more information on the interest rate swap.

Base management fees for the three and nine months ended September 30, 2023 increased from the comparable periods in 2022 primarily due to the increase in the average size of our portfolio.

Income based fees for the three and nine months ended September 30, 2023 increased from the comparable periods in 2022 primarily due to the pre-incentive fee net investment income, as defined in the investment advisory and management agreement, for the three and nine months ended September 30, 2023 being higher than in the comparable periods in 2022.

For the three and nine months ended September 30, 2023, the capital gains incentive fee calculated in accordance with GAAP was $42 million and $40 million, respectively. For the three and nine months ended September 30, 2022, the reduction in the capital gains incentive fee calculated in accordance with GAAP was $37 million and $64 million, respectively. The capital gains incentive fee accrual for the nine months ended September 30, 2023 changed from the comparable period in 2022 primarily due to net gains on investments, foreign currency, other transactions and the extinguishment of debt of $188 million compared to net losses of $317 million for the nine months ended September 30, 2022. The capital gains incentive fee accrued under GAAP includes an accrual related to unrealized capital appreciation, whereas the capital gains incentive fee actually payable under our investment advisory and management agreement does not. There can be no assurance that such unrealized capital appreciation will be realized in the future. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. As of September 30, 2023, there was $75 million of capital gains incentive fees accrued in accordance with GAAP. As of September 30, 2023, there was no capital gains incentive fee actually payable under our investment advisory and management agreement. See Note 3 to our consolidated financial statements for the three and nine months ended September 30, 2023, for more information on the base management fees, income based fees and capital gains incentive fees.

Cash payment of any income based fees and capital gains incentive fees otherwise earned by our investment adviser is deferred if during the most recent four full calendar quarter period ending on or prior to the date such payment is to be made the sum of (a) the aggregate distributions to our stockholders and (b) the change in net assets (defined as total assets less indebtedness and before taking into account any income based fees and capital gains incentive fees payable during the period) is less than 7.0% of our net assets (defined as total assets less indebtedness) at the beginning of such period. These calculations will be adjusted for any share issuances or repurchases. Any income based fees and capital gains incentive fees deferred for payment are carried over for payment in subsequent calculation periods to the extent such fees are payable under the terms of the investment advisory and management agreement. Pursuant to the terms of the investment advisory and management agreement, payment of $81 million of the income based fees earned by our investment adviser for the fourth quarter of 2022 had been previously deferred. The deferred income based fees were paid in the second quarter of 2023 pursuant to the terms of the investment advisory and management agreement. See Note 3 to our consolidated financial statements for the three and nine months ended September 30, 2023, for more information on the related deferral terms.

Administrative and other fees represent fees paid to Ares Operations and our investment adviser for our allocable portion of overhead and other expenses incurred by Ares Operations and our investment adviser, in performing their obligations under the administration agreement and the investment advisory and management agreement, respectively, including our allocable portion of the compensation, rent and other expenses of certain of our corporate officers and their respective staffs. See Note 3 to our consolidated financial statements for the three and nine months ended September 30, 2023, for more information on the administrative and other fees.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three and nine months ended September 30, 2023, we recorded a net expense of $2 million and $17 million, respectively, for U.S. federal excise tax. For the three and nine months ended September 30, 2022, we recorded a net expense of $8 million and $24 million, respectively, for U.S. federal excise tax.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three and nine months ended September 30, 2023, we recorded a net tax expense (benefit) of $1 million and $(6) million, respectively, for these subsidiaries. For the three and nine months ended September 30, 2022, we recorded a net tax expense of $6 million and $13 million, respectively, for these subsidiaries. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.

Net Realized Gains/Losses

The net realized gains (losses) from the sales, repayments or exits of investments during the three and nine months ended September 30, 2023 and 2022 were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Sales, repayments or exits of investments(1)	$1,223	$1,903	$4,075	$5,549
Net realized gains (losses) on investments:
Gross realized gains	$22	$71	$89	$153
Gross realized losses	(94)	(93)	(249)	(130)
Total net realized (losses) gains on investments	$(72)	$(22)	$(160)	$23
_______________________________________________________________________________

(1)Includes $151 million and $842 million of loans sold to IHAM and certain vehicles managed by IHAM during the three and nine months ended September 30, 2023, respectively, and $860 million and $2.4 billion during the comparable periods in 2022, respectively. Net realized losses of $1 million and $12 million, respectively, were recorded on these transactions with IHAM during the three and nine months ended September 30, 2023. Net realized losses of $4 million and $10 million, respectively, were recorded on these transactions with IHAM during the three and nine months ended September 30, 2022. See Note 4 to our consolidated financial statements for the three and nine months ended September 30, 2023 for more information on IHAM and its managed vehicles.

The net realized losses on investments during the three months ended September 30, 2023 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Benefytt Technologies, Inc.	$(17)
JDC Healthcare Management, LLC	(20)
Visual Edge Technology, Inc.	(47)
Other, net	12
Total	$(72)

During the three months ended September 30, 2023, we also recognized net realized losses on foreign currency and other transactions of $4 million.

The net realized losses on investments during the three months ended September 30, 2022 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Primrose Holding Corporation	$29
IRI Holdings, Inc., IRI Group Holdings, Inc. and IRI Parent, L.P.	21
Bearcat Buyer, Inc. and Bearcat Parent, Inc.	16
Teligent, Inc	(31)
PhyMED Management LLC	(55)
Other, net	(2)
Total	$(22)

During the three months ended September 30, 2022, we also recognized net realized gains on foreign currency and other transactions of $22 million.

The net realized losses on investments during the nine months ended September 30, 2023 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Cipriani USA, Inc. and Cipriani Group Holding S.A.R.L.	18
DFC Global Facility Borrower III LLC	(12)
Benefytt Technologies, Inc.	(17)
JDC Healthcare Management, LLC	(20)
Visual Edge Technology, Inc.	(48)
National College of Business and Technology Inc. & Leeds IV Advisors, Inc.	(48)
ADG, LLC, GEDC Equity, LLC and RC IV GEDC Investor LLC	(83)
Other, net	50
Total	$(160)

During the nine months ended September 30, 2023, we also recognized net realized losses on foreign currency and other transactions of $47 million.

The net realized gains on investments during the nine months ended September 30, 2022 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Athenahealth, Inc., VVC Holding Corp., Virence Intermediate Holding Corp., and Virence Holdings LLC	$38
Primrose Holding Corporation	29
IRI Holdings, Inc., IRI Group Holdings, Inc. and IRI Parent, L.P.	22
Navisun LLC and Navisun Holdings LLC	19
Bearcat Buyer, Inc. and Bearcat Parent, Inc.	16
Sundance Energy Inc.	(23)
Teligent, Inc	(30)
PhyMED Management LLC	(55)
Other, net	7
Total	$23

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

Net Unrealized Gains/Losses

We value our portfolio investments quarterly and the changes in value are recorded as unrealized gains or losses in our consolidated statement of operations. Net unrealized gains and losses on investments for the three and nine months ended September 30, 2023 and 2022, were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Unrealized appreciation	$307	$213	$576	$405
Unrealized depreciation	(143)	(439)	(396)	(757)
Net unrealized depreciation (appreciation) reversed related to net realized gains or losses(1)	96	12	162	(23)
Total net unrealized gains (losses) on investments	$260	$(214)	$342	$(375)
_______________________________________________________________________________

(1)The net unrealized depreciation reversed related to net realized gains or losses represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior period.

The changes in net unrealized appreciation and depreciation on investments during the three months ended September 30, 2023 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Global Medical Response, Inc. and GMR Buyer Corp.	$19
Storm Investment S.a.r.l.	16
Centric Brands LLC and Centric Brands GP LLC	13
Ivy Hill Asset Management, L.P.	11
Neptune Bidco US Inc. and Elliott Metron Co-Investor Aggregator L.P.	11
SHO Holding I Corporation, Shoes For Crews (Europe) Limited and Never Slip TopCo, Inc.	(19)
Other, net	113
Total	$164

During the three months ended September 30, 2023, we also recognized net unrealized gains on foreign currency and other transactions of $27 million.

The changes in net unrealized appreciation and depreciation on investments during the three months ended September 30, 2022 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Apex Clean Energy TopCo, LLC	$47
Alcami Corporation and ACM Holdings I, LLC	25
Production Resource Group, L.L.C. and PRG III, LLC	16
Heelstone Renewable Energy, LLC and Heelstone Renewable Energy Investors, LLC	14
Global Medical Response, Inc. and GMR Buyer Corp.	(11)
DFC Global Facility Borrower III LLC	(11)
H-Food Holdings, LLC and Matterhorn Parent, LLC	(11)
Visual Edge Technology, Inc.	(12)
Symplr Software Inc. and Symplr Software Intermediate Holdings, Inc.	(12)
CoreLogic, Inc. and T-VIII Celestial Co-Invest LP	(15)
AthenaHealth Group Inc., Minerva Holdco, Inc. and BCPE Co-Invest (A), LP	(16)
Potomac Intermediate Holdings II LLC	(18)
Eckler Industries, Inc. and Eckler Purchaser LLC	(20)
SHO Holding I Corporation	(21)
TibCo Software Inc., Picard Parent, Inc., Picard MidCo, Inc., Picard HoldCo, LLC and Elliott Alto Co- Investor Aggregator L.P.	(31)
Other, net	(150)
Total	$(226)

During the three months ended September 30, 2022, we also recognized net unrealized gains on foreign currency and other transactions of $29 million.

The changes in net unrealized appreciation and depreciation on investments during the nine months ended September 30, 2023 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Ivy Hill Asset Management, L.P.	$41
Heelstone Renewable Energy, LLC and Heelstone Renewable Energy Investors, LLC	31
Cloud Software Group, Inc., Picard Parent, Inc., Cloud Software Group Holdings, Inc., Picard HoldCo, LLC and Elliott Alto Co-Investor Aggregator L.P.	25
Storm Investment S.a.r.l.	21
Cornerstone OnDemand, Inc. and Sunshine Software Holdings, Inc.	13
Production Resource Group, L.L.C. and PRG III, LLC	12
Benecon Midco II LLC and Locutus Holdco LLC	12
AthenaHealth Group Inc., Minerva Holdco, Inc. and BCPE Co-Invest (A), LP	12
Symplr Software Inc. and Symplr Software Intermediate Holdings, Inc.	11
Daylight Beta Parent LLC and CFCo, LLC	(12)
GPM Investments, LLC and ARKO Corp.	(12)
Senior Direct Lending Program, LLC	(18)
Center for Autism and Related Disorders, LLC	(19)
Potomac Intermediate Holdings II LLC	(19)
SHO Holding I Corporation, Shoes For Crews (Europe) Limited and Never Slip TopCo, Inc.	(36)
Other, net	118
Total	$180

During the nine months ended September 30, 2023, we also recognized net unrealized gains on foreign currency and other transactions of $53 million.

The changes in net unrealized appreciation and depreciation on investments during the nine months ended September 30, 2022 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Apex Clean Energy TopCo, LLC	$47
Production Resource Group, L.L.C. and PRG III	34
Heelstone Renewable Energy, LLC and Heelstone Renewable Energy Investors, LLC	33
Alcami Corporation and ACM Holdings I, LLC	29
VPROP Operating, LLC and V SandCo, LLC	24
LSP Holdco, LLC and ZBS Mechanical Group Co-Invest Fund 2, LLC	11
Cipriani USA, Inc. and Cipriani Group Holding S.A.R.L.	11
Mavis Tire Express Services Topco Corp., Metis Holdco, Inc. and Metis Topco, LP	11
Rug Doctor, LLC and RD Holdco Inc.	(11)
OUTFRONT Media Inc.	(12)
Dcert Buyer, Inc., DCert Preferred Holdings, Inc. and Destiny Digital Holdings, L.P.	(13)
OTG Management, LLC	(14)
DFC Global Facility Borrower III LLC	(14)
Global Medical Response, Inc. and GMR Buyer Corp.	(15)
High Street Buyer, Inc. and High Street Holdco LLC	(16)
Potomac Intermediate Holdings II LLC	(16)
Huskies Parent, Inc., GI Insurity Parent LLC and GI Insurity TopCo LP	(16)
AthenaHealth Group Inc., Minerva Holdco, Inc. and BCPE Co-Invest (A), LP	(16)
Ardonagh Midco 2 plc and Ardonagh Midco 3 plc	(17)
H-Food Holdings, LLC and Matterhorn Parent, LLC	(18)
Symplr Software Inc. and Symplr Software Intermediate Holdings, Inc.	(19)
Visual Edge Technology, Inc.	(20)
SCM Insurance Services Inc.	(21)
Cornerstone OnDemand, Inc. and Sunshine Software Holdings, Inc.	(22)
SHO Holding I Corporation	(25)
Eckler Industries, Inc. and Eckler Purchaser LLC	(29)
TibCo Software Inc., Picard Parent, Inc., Picard MidCo, Inc., Picard HoldCo, LLC and Elliott Alto Co- Investor Aggregator L.P.	(31)
CoreLogic, Inc. and T-VIII Celestial Co-Invest LP	(46)
Other, net	(161)
Total	$(352)

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

In accordance with the Investment Company Act, we are allowed to borrow amounts such that our asset coverage, calculated pursuant to the Investment Company Act, is at least 150% after such borrowings (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). As of September 30, 2023, we had $527 million in cash and cash equivalents and $11.6 billion in total aggregate principal amount of debt outstanding ($11.5 billion at carrying value) and our asset coverage was 193%. Subject to borrowing base and other restrictions, we had approximately $4.8 billion available for additional borrowings under the Facilities as of September 30, 2023.

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

Equity Capital Activities

As of September 30, 2023 and December 31, 2022, our total equity market capitalization was $11.1 billion and $9.6 billion, respectively.

We may from time to time issue and sell shares of our common stock through public or “at the market” offerings. In connection with the issuance of our common stock, we issued and sold the following shares of common stock during the nine months ended September 30, 2023:

(in millions, except per share amount) Issuances of Common Stock	Number of Shares Issued	Gross Proceeds	Underwriting Fees/Offering Expenses	Net Proceeds	Average Offering Price Per Share(1)
Public offerings	12.1	$236.8	$13.4	$223.4	$19.61	(2)
“At the market” offerings	36.4	703.1	8.4	694.7	$19.31
Total	48.5	$939.9	$21.8	$918.1
________________________________________

(1)    Represents the gross offering price per share before deducting underwriting discounts and commissions and offering expenses.

(2)    12.1 million of the shares were sold to the underwriters for a price of $18.53 per share, which the underwriters were then permitted to sell at variable prices to the public.

“At the Market” Offerings

We are a party to equity distribution agreements with several banks (the “Equity Distribution Agreements”). The Equity Distribution Agreements provide that we may from time to time issue and sell, by means of “at the market” offerings, up to $1.0 billion of our common stock. Subject to the terms and conditions of the Equity Distribution Agreements, sales of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended (the “Securities Act”). Under the currently effective Equity Distribution Agreements, common stock with an aggregate offering amount of $554 million remained available for issuance as of September 30, 2023.

Stock Repurchase Program

We are authorized under our stock repurchase program to purchase up to $1.0 billion in the aggregate of our outstanding common stock in the open market at certain thresholds below our net asset value per share, in accordance with the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing, manner, price and amount of any share repurchases will be determined by us, in our sole discretion, based upon an evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The stock repurchase program does not require us to repurchase any specific number of shares of common stock or any shares of common stock at all. Consequently, we cannot assure stockholders that any specific number of shares of common stock, if any, will be repurchased under the stock repurchase program. As of September 30, 2023, the expiration date of the stock repurchase program is February 15, 2024. The program may be suspended, extended, modified or discontinued at any time. As of September 30, 2023, there was $1.0 billion available for additional repurchases under the program.

During the nine months ended September 30, 2023 and 2022, we did not repurchase any shares of our common stock in the open market under the stock repurchase program.

Price Range of Common Stock

The following table sets forth, for the first three quarters of the year ending December 31, 2023 and each fiscal quarter for the fiscal years ended December 31, 2022 and 2021, the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock, the closing sales price as a premium (discount) to net asset value and the dividends or distributions declared by us. On October 18, 2023, the last reported closing sales price of our common stock on the NASDAQ Global Select Market was $19.24 per share, which represented a premium of approximately 1.32% to the net asset value per share reported by us as of September 30, 2023.

	Net Asset Value(1)	Price Range		High Sales Price Premium (Discount) to Net Asset Value(2)	Low Sales Price Premium (Discount) to Net Asset Value(2)	Cash Dividend Per Share(3)
		High	Low
Year ended December 31, 2021
First Quarter	$17.45	$19.23	$16.51	10.20%	(5.39)%	$0.40
Second Quarter	$18.16	$19.97	$18.29	9.97%	0.72%	$0.40
Third Quarter	$18.52	$20.43	$19.52	10.31%	5.40%	$0.41
Fourth Quarter	$18.96	$21.70	$19.66	14.45%	3.69%	$0.41
Year ended December 31, 2022
First Quarter	$19.03	$22.58	$19.70	18.65%	3.52%	$0.54	(4)
Second Quarter	$18.81	$22.44	$17.12	19.30%	(8.98)%	$0.42
Third Quarter	$18.56	$20.70	$16.84	11.53%	(9.27)%	$0.43
Fourth Quarter	$18.40	$19.76	$17.30	7.39%	(5.98)%	$0.48
Year ending December 31, 2023
First Quarter	$18.45	$20.04	$17.19	8.62%	(6.83)%	$0.48
Second Quarter	$18.58	$19.11	$17.65	2.85%	(5.01)%	$0.48
Third Quarter	$18.99	$19.81	$18.86	4.32%	(0.68)%	$0.48
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
Debt Capital Activities

Our debt obligations consisted of the following as of September 30, 2023 and December 31, 2022:

	As of
	September 30, 2023					December 31, 2022
(in millions)	Total Aggregate Principal Amount Available/ Outstanding(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Available/ Outstanding(1)		Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$4,758	(2)	$1,392	$1,392		$4,843	(2)	$2,246	$2,246
Revolving Funding Facility	1,775		887	887		1,775		800	800
SMBC Funding Facility	800	(3)	401	401		800	(3)	451	451
BNP Funding Facility	790		525	525		300		245	245
2024 Convertible Notes	403		403	401	(4)	403		403	399	(4)
2023 Notes	—		—	—		750		750	750	(4)
2024 Notes	900		900	899	(4)	900		900	898	(4)
March 2025 Notes	600		600	598	(4)	600		600	597	(4)
July 2025 Notes	1,250		1,250	1,255	(4)	1,250		1,250	1,258	(4)
January 2026 Notes	1,150		1,150	1,146	(4)	1,150		1,150	1,144	(4)
July 2026 Notes	1,000		1,000	993	(4)	1,000		1,000	991	(4)
January 2027 Notes	600		600	587	(4)(5)	—		—	—
June 2027 Notes	500		500	495	(4)	500		500	494	(4)
2028 Notes	1,250		1,250	1,247	(4)	1,250		1,250	1,247	(4)
2031 Notes	700		700	691	(4)	700		700	690	(4)
Total	$16,476		$11,558	$11,517		$16,221		$12,245	$12,210
________________________________________

(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument. Borrowings under the committed Revolving Credit Facility, Revolving Funding Facility, SMBC Funding Facility and BNP Funding Facility (each as defined below) are subject to borrowing base and other restrictions.

(2)Provides for a feature that allows us, under certain circumstances, to increase the size of the Revolving Credit Facility (as defined below) to a maximum of $7.1 billion and $7.3 billion, as of September 30, 2023 and December 31, 2022, respectively.

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

(5)The carrying value of the January 2027 Notes as of September 30, 2023 includes a $5 million reduction as a result of an effective hedge accounting relationship. See Note 6 to our consolidated financial statements for the three and nine months ended September 30, 2023 for more information.

 The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all our debt outstanding as of September 30, 2023 were 4.7% and 3.2 years, respectively, and as of December 31, 2022 were 4.2% and 3.6 years, respectively. The weighted average stated interest rate of all our debt outstanding as of September 30, 2023 includes the impact of the interest rate swap. See Note 6 to our consolidated financial statements for the three and nine months ended September 30, 2023 for more information on the interest rate swap.

The ratio of total principal amount of debt outstanding to stockholders’ equity as of September 30, 2023 was 1.07:1.00 compared to 1.29:1.00 as of December 31, 2022.

Revolving Credit Facility

We are party to a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), that allows us to borrow up to $4.8 billion at any one time outstanding. The Revolving Credit Facility consists of a $3.7 billion revolving tranche and a $1.1 billion term loan tranche. As of September 30, 2023, the end of the revolving periods and the stated maturity dates of the various revolving and term loan tranches of the Revolving Credit Facility were as follows:

(in millions)	Total Aggregate Principal Amount Committed/ Outstanding	End of Revolving Period	Maturity Date
Revolving tranche	$2,905	April 19, 2027	April 19, 2028
	494	March 31, 2026	March 31, 2027
	107	March 31, 2025	March 31, 2026
	150	March 30, 2024	March 30, 2025
3,656
Term loan tranche	908		April 19, 2028
	116		March 31, 2027
	28		March 31, 2026
	50		March 30, 2025
1,102
$4,758

The Revolving Credit Facility also provides for a feature that allows us, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of $7.1 billion. The interest rate charged on the Revolving Credit Facility is based on SOFR (or an alternative rate of interest for certain loans, commitments and/or other extensions of credit denominated in Sterling, Canadian Dollars, Euros and certain other foreign currencies) plus a credit spread adjustment of 0.10% and an applicable spread of either 1.75% or 1.875% or an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility) plus a credit spread adjustment of 0.10% and an applicable spread of either 0.75% or 0.875%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving exposure and term loans outstanding under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of September 30, 2023, the applicable spread in effect was 1.75%. We are also required to pay a letter of credit fee of either 2.00% or 2.125% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. Additionally, we are required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. As of September 30, 2023, there was $1.4 billion outstanding under the Revolving Credit Facility and we were in compliance in all material respects with the terms of the Revolving Credit Facility.

Revolving Funding Facility

We and our consolidated subsidiary, Ares Capital CP Funding LLC (“Ares Capital CP”), are party to a revolving funding facility (as amended, the “Revolving Funding Facility”), that allows Ares Capital CP to borrow up to $1.8 billion at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility are December 29, 2024 and December 29, 2026, respectively. The interest rate charged on the Revolving Funding Facility is based on SOFR plus a credit spread adjustment of 0.10% or a “base rate” (as defined in the agreements governing the Revolving Funding Facility) plus an applicable spread of 1.90% per annum. Ares Capital CP is also required to pay a commitment fee of between 0.50% and 1.25% per annum depending on the size of the unused portion of the Revolving Funding Facility. As of September 30, 2023, there was $887 million outstanding under the Revolving Funding Facility and we and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

SMBC Funding Facility

We and our consolidated subsidiary, Ares Capital JB Funding LLC (“ACJB”), are party to a revolving funding facility (as amended, the “SMBC Funding Facility”), with ACJB, as the borrower, and Sumitomo Mitsui Banking Corporation, as the administrative agent and collateral agent, that allows ACJB to borrow up to $800 million at any one time outstanding. The SMBC Funding Facility also provides for a feature that allows ACJB, subject to receiving certain consents, to increase the overall size of the SMBC Funding Facility to $1.0 billion. The SMBC Funding Facility is secured by all of the assets held by ACJB. The end of the reinvestment period and the stated maturity date for the SMBC Funding Facility are May 28, 2024 and May 28, 2026, respectively. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement. The interest rate charged on the SMBC Funding Facility is based on an applicable spread of either 1.75% or 2.00% over one month SOFR plus a credit spread adjustment of 0.10%, or 0.75% or 1.00% over a “base rate” (as defined in the agreements governing the SMBC Funding Facility), in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. As of September 30, 2023, the applicable spread in effect was 1.75%. ACJB is also required to pay a commitment fee of between 0.50% and 1.00% per annum depending on the size of the unused portion of the SMBC Funding Facility. As of September 30, 2023, there was $401 million outstanding under the SMBC Funding Facility and we and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

BNP Funding Facility

We and our consolidated subsidiary, ARCC FB Funding LLC (“AFB”), are party to a revolving funding facility (as amended, the “BNP Funding Facility”) with AFB, as the borrower, and BNP Paribas, as the administrative agent and lender, that allows AFB to borrow up to $790 million at any one time outstanding. The BNP Funding Facility is secured by all of the assets held by AFB. The end of the reinvestment period and the stated maturity date for the BNP Funding Facility are April 20, 2026 and April 20, 2028, respectively. The reinvestment period and the stated maturity date are both subject to a one-year extension by mutual agreement. As of September 30, 2023, the interest rate charged on the BNP Funding Facility was based on three month SOFR, or a “base rate” (as defined in the agreements governing the BNP Funding Facility) plus a margin of (i) 2.80% during the reinvestment period and (ii) 3.30% following the reinvestment period. AFB is required to pay a commitment fee of between 0.00% and 1.25% per annum depending on the size of the unused portion of the BNP Funding Facility. As of September 30, 2023, there was $525 million outstanding under the BNP Funding Facility and we and AFB were in compliance in all material respects with the terms of the BNP Funding Facility.

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

In certain circumstances, assuming the conversion date below has not already passed, the 2024 Convertible Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at the conversion rate (listed below as of September 30, 2023) subject to customary anti-dilution adjustments and the requirements of the indenture (the “2024 Convertible Notes Indenture”). Prior to the close of business on the business day immediately preceding the conversion date (listed below), holders may convert their 2024 Convertible Notes only under certain circumstances set forth in the 2024 Convertible Notes Indenture. On or after the conversion date until the close of business on the second scheduled trading day immediately preceding the maturity date for the 2024 Convertible Notes, holders may convert their 2024 Convertible Notes at any time. In addition, if we engage in certain corporate events as described in the 2024 Convertible Notes Indenture, holders of the 2024 Convertible Notes may require us to repurchase for cash all or part of the 2024 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2024 Convertible Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

Certain key terms related to the convertible features for the 2024 Convertible Notes as of September 30, 2023 are listed below.

2024 Convertible Notes
Conversion premium	15.0%
Closing stock price at issuance	$17.29
Closing stock price date	March 5, 2019
Conversion price(1)	$19.49
Conversion rate (shares per one thousand dollar principal amount)(1)	51.3029
Conversion date	December 1, 2023
________________________________________

(1)Represents conversion price and conversion rate, as applicable, as of September 30, 2023, taking into account any applicable de minimis adjustments that will be made on the conversion date.

Unsecured Notes

We issued certain unsecured notes (each issuance of which is referred to herein using the “defined term” set forth under the “Unsecured Notes” column of the table below and collectively referred to as the “Unsecured Notes”), that pay interest semi-annually and all principal amounts are due upon maturity. Each of the Unsecured Notes may be redeemed in whole or in part at any time at our option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indentures governing each of the Unsecured Notes, plus any accrued and unpaid interest. Certain key terms related to the features for the Unsecured Notes as of September 30, 2023 are listed below.

(dollar amounts in millions) Unsecured Notes	Aggregate Principal Amount Issued	Effective Stated Interest Rate	Original Issuance Date	Maturity Date
2024 Notes	$900	4.200%	June 10, 2019	June 10, 2024
March 2025 Notes	$600	4.250%	January 11, 2018	March 1, 2025
July 2025 Notes	$1,250	3.250%	January 15, 2020	July 15, 2025
January 2026 Notes	$1,150	3.875%	July 15, 2020	January 15, 2026
July 2026 Notes	$1,000	2.150%	January 13, 2021	July 15, 2026
January 2027 Notes(1)	$600	7.898%	August 3, 2023	January 15, 2027
June 2027 Notes	$500	2.875%	January 13, 2022	June 15, 2027
2028 Notes	$1,250	2.875%	June 10, 2021	June 15, 2028
2031 Notes	$700	3.200%	November 4, 2021	November 15, 2031
________________________________________

(1)The effective stated interest rate of the January 2027 Notes includes the impact of the interest rate swap.

In February 2023, the $750 million in aggregate principal amount of unsecured notes that matured on February 10, 2023 (the “2023 Notes”) were redeemed at par plus accrued and unpaid interest for a total redemption price of approximately $763 million. The 2023 Notes bore interest at a rate of 3.500% per annum, payable semi-annually.

In connection with the January 2027 Notes, we entered into an interest rate swap to more closely align the interest rate of such liability with our investment portfolio, which consists of primarily floating rate loans. Under the interest rate swap agreement, we receive a fixed interest rate of 7.000% and pay a floating interest rate of one-month SOFR plus 2.585%. We designated this interest rate swap and the related January 2027 Notes as a qualifying hedge accounting relationship. See Note 6 to our consolidated financial statements for the three and nine months ended September 30, 2023 for more information on the interest rate swap.

See Note 5 to our consolidated financial statements for the three and nine months ended September 30, 2023 for more information on our debt obligations.

As of September 30, 2023, we were in compliance in all material respects with the terms of the 2024 Convertible Notes Indenture and the indentures governing the Unsecured Notes.

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

RECENT DEVELOPMENTS

From October 1, 2023 through October 18, 2023, we made new investment commitments of approximately $410 million, of which $297 million were funded. Of these new investment commitments, 97% were in first lien senior secured loans, 2% were in preferred equity and 1% were in other equity. Of the approximately $410 million of new investment commitments, 97% were floating rate, 2% were fixed rate and 1% was non-incoming producing. The weighted average yield of debt and other income producing securities funded during the period at amortized cost was 11.5% and the weighted average yield on total investments funded during the period at amortized cost was 11.2%. We may seek to sell all or a portion of these new investment commitments, although there can be no assurance that we will be able to do so.

From October 1, 2023 through October 18, 2023, we exited approximately $158 million of investment commitments, including $4 million of loans sold to IHAM or certain vehicles managed by IHAM. Of these investment commitments exited, 93% were first lien senior secured loans, 4% were subordinated certificates of the SDLP and 3% were our subordinated loan investment in IHAM. All of the approximately $158 million of exited investment commitments were floating rate. The weighted average yield of debt and other income producing securities exited or repaid during the period at amortized cost was 11.6% and the weighted average yield on total investments exited or repaid during the period at amortized cost was 11.6%. Of the approximately $158 million of investment commitments exited from October 1, 2023 through October 18, 2023, we recognized total net realized gains of approximately $1 million, with no realized gains or losses recognized from the sale of loans to IHAM or certain vehicles managed by IHAM.

In addition, as of October 18, 2023, we had an investment backlog and pipeline of approximately $820 million and $0, respectively. Investment backlog includes transactions approved by our investment adviser’s investment committee and/or for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore we believe are likely to close. Investment pipeline includes transactions where due diligence and analysis are in process, but no formal mandate, letter of intent or signed commitment have been issued. The consummation of any of the investments in this backlog and pipeline depends upon, among other things, one or more of the following: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. In addition, we may sell all or a portion of these investments and certain of these investments may result in the repayment of existing investments. We cannot assure you that we will make any of these investments or that we will sell all or any portion of these investments.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. The critical accounting estimates should be read in conjunction with our risk factors as disclosed in “Item 1A. Risk Factors.” See Note 2 to our consolidated financial statements for the three and nine months ended September 30, 2023 for more information on our critical accounting policies.

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

Effective October 1, 2022, pursuant to Rule 2a-5 under the Investment Company Act, our board of directors designated our investment adviser as our valuation designee to perform the fair value determinations for investments held by us without readily available market quotations, subject to the overall supervision of our board of directors.

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

See Note 8 to our consolidated financial statements for the three and nine months ended September 30, 2023 for more information on our valuation process.

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

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, substantially all of our portfolio investments are valued at fair value as determined in good faith by our investment adviser, as the valuation designee, subject to the oversight of our board of directors based on, among other things, the input of the independent third-party valuation firms that have been engaged to support the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12-month period (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” as well as Notes 2 and 8 to our consolidated financial statements for the three and nine months ended September 30, 2023 for more information relating to our investment valuation.

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

As of September 30, 2023, 69% of the investments at fair value in our portfolio bore interest and dividends at variable rates (including our investment in the SDLP Certificates which accounted for 6% of our total investments at fair value), 12% bore interest at fixed rates, 10% were non-income producing, 1% were on non-accrual status and 8% was our equity investment in IHAM which generally pays a quarterly dividend. Additionally, excluding our investment in the SDLP Certificates, 96% of the remaining variable rate investments at fair value contained interest rate floors. The Facilities bear interest at variable rates with no interest rate floors. The Unsecured Notes and the 2024 Convertible Notes bear interest at fixed rates, except that the January 2027 Notes have been swapped from a fixed rate to a floating rate through an interest rate swap. See Notes 5 and 6 to our consolidated financial statements for the three and nine months ended September 30, 2023 for more information on the January 2027 Notes and the interest rate swap, respectively.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our September 30, 2023 balance sheet, the following table shows the annualized impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest and Dividend Income	Interest Expense	Net Income(1)
Up 300 basis points	$443	$114	$329
Up 200 basis points	$293	$76	$217
Up 100 basis points	$143	$38	$105
Down 100 basis points	$(158)	$(38)	$(120)
Down 200 basis points	$(309)	$(76)	$(233)
Down 300 basis points	$(458)	$(114)	$(344)
________________________________________

(1)Excludes the impact of income based fees. See Note 3 to our consolidated financial statements for the three and nine months ended September 30, 2023 for more information on the income based fees.

Based on our December 31, 2022 balance sheet, the following table shows the annualized impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

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
_______________________________________________________________________________

(1)Excludes the impact of income based fees. See Note 3 to our consolidated financial statements for the three and nine months ended September 30, 2023 for more information on the income based fees.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.

Dividend Reinvestment Plan

During the quarter ended September 30, 2023, as part of our dividend reinvestment plan for our common stockholders, we did not purchase shares of our common stock in the open market in order to satisfy the reinvestment portion of our dividends.

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

During the quarter ended September 30, 2023, there were no repurchases of our common stock under our stock repurchase program. As of September 30, 2023, the approximate dollar value of shares that may yet be purchased under the program was $1.0 billion.

Item 3.     Defaults Upon Senior Securities.

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.     Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Amendment and Restatement, as amended(1)
3.2	Third Amended and Restated Bylaws, as amended(2)
4.1	Seventeenth Supplemental Indenture, dated as of August 3, 2023, relating to the 7.000% Notes due 2027, between Ares Capital Corporation and U.S. Bank Trust Company, National Association, as trustee(3)
4.2	Form of 7.000% Notes due 2027(4)
10.1	Equity Distribution Agreement, dated as of July 25, 2023, among Ares Capital Corporation, Ares Capital Management LLC, Ares Operations LLC and Jefferies LLC(5)
10.2	Equity Distribution Agreement, dated as of July 25, 2023, among Ares Capital Corporation, Ares Capital Management LLC, Ares Operations LLC and Mizuho Securities USA LLC(6)
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
(3)Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 814-00663), filed on August 3, 2023.
(4)Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 814-00663), filed on August 3, 2023.
(5)Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on July 25, 2023.
(6)Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 814-00663), filed on July 25, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES CAPITAL CORPORATION

Date: October 24, 2023	By	/s/ R. KIPP DEVEER
R. Kipp deVeer Chief Executive Officer

Date: October 24, 2023	By	/s/ PENNI F. ROLL
Penni F. Roll Chief Financial Officer

Date: October 24, 2023	By	/s/ SCOTT C. LEM
Scott C. Lem Chief Accounting Officer, Vice President and Treasurer