Form 10-K
period 2023-12-31
ARES CAPITAL CORP
filed 2024-02-07
CIK 1287750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2023, based on the closing price on that date of $18.79 on The NASDAQ Global Select Market, was approximately $10,407,974,589. As of February 1, 2024, there were 582,311,109 shares of the registrant’s common stock outstanding.

Portions of the registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

ARES CAPITAL CORPORATION

PART I

Item 1.    Business

GENERAL

Ares Capital Corporation

Ares Capital Corporation, a Maryland corporation (together with its subsidiaries, where applicable, “Ares Capital” or the “Company,” which may also be referred to as “we,” “us” or “our”), is a specialty finance company that is a closed-end, non-diversified management investment company. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended, and the rules and regulations promulgated thereunder, the “Investment Company Act.” We were founded on April 16, 2004, were initially funded on June 23, 2004 and completed our initial public offering (“IPO”) on October 8, 2004. As of December 31, 2023, we were the largest publicly traded BDC by market capitalization and had approximately $23.8 billion of total assets.

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

The proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating. In pursuit of our investment objective, we generally seek to self-originate investments and lead the investment process.

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

We believe that our investment adviser, Ares Capital Management, is able to leverage the current investment platform, resources and existing relationships of Ares Management with financial sponsors, financial institutions, hedge funds and other investment firms to provide us with attractive investment opportunities. For purposes of this document, we refer to Ares Management and its affiliated companies (other than portfolio companies of its affiliated funds) as “Ares” and to funds or other investment vehicles managed by Ares or its affiliated companies, including our investment adviser, as “Ares funds.” In addition to deal flow, the Ares investment platform assists our investment adviser in analyzing, structuring and monitoring investments.

Ares has been in existence for over 25 years and its partners have an average of approximately 25 years of investment experience in managing, advising, underwriting and restructuring companies. We have access to Ares’ investment professionals and administrative professionals, who provide assistance in accounting, finance, legal, compliance, operations, information technology, human resources and investor relations. As of December 31, 2023, Ares had over 950 investment professionals and over 1,850 administrative professionals.

While our primary focus is to generate current income and capital appreciation through investments in first and second lien senior secured loans, subordinated debt and preferred equity and, to a lesser extent, equity securities of eligible portfolio companies, we also may invest up to 30% of our portfolio in non‑qualifying assets, as permitted by the Investment Company Act. Specifically, as part of this 30% basket, we may invest in entities that are not considered “eligible portfolio companies” (as defined in the Investment Company Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the Investment Company Act, and publicly traded entities whose public equity market capitalization exceeds the levels provided for under the Investment Company Act.
Ares Management Corporation

Ares is a publicly traded, leading global alternative investment manager. As of December 31, 2023, Ares had over 2,800 employees in over 30 offices in more than 15 countries. Since its inception in 1997, Ares has adhered to a disciplined investment philosophy that focuses on delivering strong risk-adjusted investment returns throughout market cycles. Ares believes each of its distinct but complementary investment groups in credit, private equity, real assets and secondaries is a market leader based on assets under management and investment performance. Ares was built upon the fundamental principle that each group benefits from being part of the greater whole.

Ares Capital Management LLC

Ares Capital Management, our investment adviser, is served by origination, investment and portfolio management and valuation teams of approximately 185 U.S.-based investment professionals as of December 31, 2023 and led by certain partners of the Ares Credit Group: Kipp deVeer, Mitchell Goldstein and Michael Smith. Ares Capital Management leverages off of Ares’ investment platform and benefits from the significant capital markets, trading and research expertise of Ares’ investment professionals. Ares Capital Management’s investment committee has eight members primarily comprised of certain of the U.S.-based partners of the Ares Credit Group.

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

COMPETITIVE ADVANTAGES

We believe that we have the following competitive advantages over other capital providers to middle-market companies:

The Ares Platform

Ares operates integrated groups across credit, private equity, real assets and secondaries. We believe our affiliation with Ares provides a distinct competitive advantage through Ares’ originations, due diligence and marketing activities. In particular, we believe that the Ares platform provides us with an advantage through its deal flow generation and investment evaluation process. Ares’ asset management platform also provides additional market information, company knowledge and industry insight that benefit our investment and due diligence process. Ares’ professionals maintain extensive financial sponsor and intermediary relationships, which provide valuable insight and access to transactions and information.

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

Scale and Flexible Transaction Structuring

We believe that being one of the largest BDCs makes us a more desirable and flexible capital provider, especially in competitive markets. We are flexible with the types of investments we make and the terms associated with those investments. We believe this approach and experience enables our investment adviser to identify attractive investment opportunities throughout economic cycles and across a company’s capital structure so we can make investments consistent with our stated investment objective and preserve principal while seeking appropriate risk adjusted returns. In addition, we have the flexibility to provide “one stop” financing with the ability to invest capital across the balance sheet and syndicate and hold larger investments than many of our competitors. We believe that the ability to underwrite, syndicate and hold larger investments benefits our stockholders by (a) potentially increasing net income and earnings through leadership of the investment process and making commitments in excess of our final investment, (b) increasing originated deal flow flexibility, (c) broadening market relationships and deal flow, (d) allowing us to optimize our portfolio composition and (e) allowing us to provide capital to a broader spectrum of middle-market companies, which we believe currently have limited access to capital from traditional lending sources. In addition, we believe that the ability to provide capital at every level of the balance sheet provides a strong value proposition to middle-market borrowers, which supports meaningful deal sourcing and relative value analysis capabilities.

Experience with and Focus on Middle-Market Companies

Ares has historically focused on investments in middle-market companies and we benefit from this experience. In sourcing and analyzing deals, our investment adviser benefits from Ares’ extensive network of relationships focused on middle-market companies, including management teams, members of the investment banking community, private equity groups and other investment firms with whom Ares has had long-term relationships. We believe this network enables us to identify well-positioned prospective portfolio company investments. The Ares Credit Group works closely with Ares’ other investment professionals. As of December 31, 2023, Ares oversaw a portfolio of investments in over 1,800 companies, over 1,400 alternative credit investments and over 505 properties across over 55 industries, which provides access to an extensive network of relationships and insights into industry trends and the state of the capital markets.

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

We have elected to be regulated as a BDC under the Investment Company Act and have elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). As with other companies regulated by the Investment Company Act, we are required to comply with certain substantive regulatory requirements. For example, we are generally not permitted to co-invest in any portfolio company in which a fund managed by Ares or any of its downstream affiliates (other than us and our downstream affiliates) is also co-investing. We, our investment adviser and certain of our affiliates have received an order from the Securities and Exchange Commission (the “SEC”) that permits us and other BDCs and registered closed-end management investment companies managed by Ares to co-invest in portfolio companies with each other and with affiliated investment funds (the “Co-Investment Exemptive Order”). Co-investments made under the Co-Investment Exemptive Order are subject to compliance with certain conditions and other requirements, which could limit our ability to participate in a co-investment transaction. We may also otherwise co-invest with funds managed by Ares or any of its downstream affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our investment adviser’s allocation policy.

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

As of December 31, 2023, our asset coverage was 194%.

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

The proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating. In pursuit of our investment objective, we generally seek to self-originate investments and lead the investment process, which may result in us making commitments with respect to indebtedness or securities of a potential portfolio company in excess of our expected final hold size. In such situations, while we may initially agree to fund up to a certain dollar amount of an investment, we may subsequently syndicate or sell a portion of such amount (including, without limitation, to vehicles managed by our portfolio company, IHAM (as defined below)), such that we are left with a smaller investment than what was reflected in our original commitment. In addition to originating investments, we may also acquire investments in the secondary market (including purchases of a portfolio of investments).

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

Ivy Hill Asset Management, L.P.

As of December 31, 2023, our portfolio company, Ivy Hill Asset Management, L.P. (“IHAM”), an asset manager and an SEC-registered investment adviser, managed 20 vehicles (such vehicles are collectively referred to as the “IHAM Vehicles”). As of December 31, 2023, IHAM had assets under management of approximately $13.5 billion. As of December 31, 2023, the amortized cost and fair value of our investment in IHAM was $1.8 billion and $2.0 billion, respectively. In connection with IHAM’s registration as a registered investment adviser, on March 30, 2012, we received exemptive relief from the SEC allowing us to, subject to certain conditions, own directly or indirectly up to 100% of IHAM’s outstanding equity interests and make additional investments in IHAM. From time to time, IHAM or certain IHAM Vehicles may purchase investments from us or sell investments to us, in each case for a price equal to the fair market value of such investments determined at the time of such transactions.

For more information on IHAM, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity—Ivy Hill Asset Management, L.P.” and Note 4 to our consolidated financial statements for the year ended December 31, 2023.

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

We provide capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and the SDLP Certificates. As of December 31, 2023, we and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates. The SDLP Certificates pay a coupon equal to Secured Overnight Financing Rate (“SOFR”) plus a stated spread and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, which may result in a return to the holders of the SDLP Certificates that is greater than the stated coupon. The SDLP Certificates are junior in right of payment to the senior notes and intermediate funding notes.

As of December 31, 2023, we and Varagon and its clients had agreed to make capital available to the SDLP of $6.2 billion in the aggregate, of which $1.4 billion is to be made available from us. We will continue to provide capital to the SDLP in the form of the SDLP Certificates, and Varagon and its clients will provide capital to the SDLP in the form of senior notes, intermediate funding notes and the SDLP Certificates. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP as discussed above.

For more information on the SDLP, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity—Senior Direct Lending Program” and Note 4 to our consolidated financial statements for the year ended December 31, 2023.

Industrial and Geographic Compositions

We generally seek to invest in companies in the industries in which Ares’ investment professionals have direct expertise. The industries in the table listed below are where we have focused our investing activities; however, we may invest in other industries if we are presented with attractive opportunities.

The industrial and geographic compositions of our portfolio at fair value as of December 31, 2023 were as follows:

As of December 31, 2023
Industry
Software and Services	23.2%
Health Care Services	12.1
Financial Services(1)	11.5
Commercial and Professional Services	9.8
Investment Funds and Vehicles(2)	5.8
Insurance Services	5.1
Consumer Services	4.3
Power Generation	4.2
Consumer Durables and Apparel	3.1
Media and Entertainment	2.8
Retailing and Distribution	2.5
Capital Goods	2.4
Energy	2.2
Food and Beverage	2.1
Consumer Staples Distribution and Retail	1.8
Other	7.1
Total	100.0%
_______________________________________________________________________________

(1)Includes our investment in IHAM.

(2)Includes our investment in the SDLP, which had made first lien senior secured loans to 22 different borrowers as of December 31, 2023. The portfolio companies in the SDLP are in industries similar to the companies in our portfolio.

As of December 31, 2023
Geographic Region
Midwest	24.7%
West(1)	24.3
Southeast	18.5
Mid-Atlantic	13.3
Northeast(2)	13.2
International	6.0
Total	100.0%
_______________________________________________________________________________

(1)Includes our investment in the SDLP, which represented 5.6% of the total investment portfolio at fair value as of December 31, 2023.

(2)Includes our investment in IHAM, which represented 8.7% of the total investment portfolio at fair value as of December 31, 2023.

As of December 31, 2023, loans on non-accrual status represented 1.3% of the total investments at amortized cost (or 0.6% at fair value).

Since our IPO on October 8, 2004 through December 31, 2023, our exited investments resulted in an asset level realized gross internal rate of return to us of approximately 13% (based on original cash invested, net of syndications, of approximately $42.1 billion and total proceeds from such exited investments of approximately $53.7 billion). Internal rate of return is the discount rate that makes the net present value of all cash flows related to a particular investment equal to zero. Internal rate of return is gross of expenses related to investments as these expenses are not allocable to specific investments. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of a debt investment or sale of an investment or through the determination that no further consideration was collectible and, thus, a loss may have been realized.

Additionally, since our IPO on October 8, 2004 through December 31, 2023, our realized gains have exceeded our realized losses by approximately $0.9 billion (excluding a one-time gain on the acquisition of Allied Capital Corporation in April 2010 (the “Allied Acquisition”) and realized gains/losses from the extinguishment of debt and other transactions). For the same time period, our average annualized net realized gain rate was approximately 0.9% (excluding a one-time gain on the Allied Acquisition and realized gains/losses from the extinguishment of debt and other transactions). Net realized gain/loss rates for a particular period are the amount of net realized gains/losses during such period divided by the average quarterly investments at amortized cost in such period.

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

ON-GOING RELATIONSHIPS WITH AND MONITORING OF PORTFOLIO COMPANIES

We closely monitor each investment we make, maintain a regular dialogue with both the management team and other stakeholders and seek specifically tailored financial reporting. In addition, senior investment professionals may take board seats or obtain board observation rights in connection with our portfolio companies. As of December 31, 2023, of our 505 portfolio companies, we were entitled to board seats or board observation rights on 17% of these companies and these companies represented approximately 33% of our portfolio at fair value.

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

As of December 31, 2023, the weighted average grade of our portfolio at fair value was 3.1. For more information on our portfolio investment grades, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity.”

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

STAFFING

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees or affiliates of our investment adviser, Ares Capital Management, and our administrator, Ares Operations, each of which is a subsidiary of Ares Management, pursuant to the terms of our investment advisory and management agreement and our administration agreement, respectively, each as described below. Each of our executive officers is an employee or affiliate of our investment adviser or our administrator. Our day-to-day investment activities are managed by our investment adviser. Most of the services necessary for the origination of our investment portfolio are provided by investment professionals employed by Ares Capital Management. Ares Capital Management had approximately 185 U.S.-based investment professionals as of December 31, 2023 who focus on origination, transaction development, investment and the ongoing monitoring of our investments. See “Investment Advisory and Management Agreement” below. We reimburse both our investment adviser and our administrator for a certain portion of expenses incurred in connection with such staffing, as described in more detail below. Because we have no employees, Ares Capital does not have a formal employee relations policy.

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

•determines the investments and other assets that we purchase, retain or sell; and

•provides us with such other investment advisory and research and related services as we may from time to time reasonably require, which may include, among other things, the determination of the fair value of debt and equity securities that are not publicly traded or whose market prices are not readily available, subject to the overall supervision of our board of directors.

Ares Capital Management’s services to us under the investment advisory and management agreement are not exclusive, and it is free to furnish similar services to other entities. Similarly, our investment adviser or its affiliates may directly or indirectly manage funds or other investment vehicles with an investment objective similar to ours, including other Ares funds such as Ares Strategic Income Fund (“ASIF”), a non-traded BDC managed by our investment adviser. Accordingly, we may compete with these Ares funds or other investment vehicles managed by our investment adviser and its affiliates for capital and investment opportunities. Ares Capital Management endeavors to allocate investment opportunities in a fair and equitable manner, and in any event consistent with any fiduciary duties owed to Ares Capital. Nevertheless, it is possible that we may not be given the opportunity to participate in certain investments made by investment funds or other investment vehicles managed by our investment adviser or its affiliates. See “Risk Factors—Risks Relating to Our Business—There are significant potential conflicts of interest that could impact our investment returns.”

Pursuant to the investment advisory and management agreement and subject to the overall supervision of our board of directors, our investment adviser provides investment advisory and management services to us. For providing these services, our investment adviser receives fees from us consisting of a base management fee, an income based fee and a capital gains incentive fee.
Base Management Fee
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
Income Based Fee
The income based fee is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income, as defined in the investment advisory and management agreement, for the quarter. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the administration agreement, and any interest expense and dividends paid on any outstanding preferred stock, but excluding the income based fee and capital gains incentive fee accrued under U.S. generally accepted accounting principles (“GAAP”)). Pre-incentive fee net investment income includes, in the case of investments with a deferred income feature (such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities), accrued income that we have not yet received in cash. Our investment adviser is not under any obligation to reimburse us for any part of the income based fees it received that were based on accrued income that we never actually received. See “Risk Factors—Risks Relating to Our Business—There are significant potential conflicts of interest that could impact our investment returns.” and “Risk Factors—Risks Relating to Our Business—We may be obligated to pay our investment adviser certain fees even if we incur a loss.”
Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses, unrealized capital appreciation, unrealized capital depreciation or income tax expense related to realized gains and losses. Because of the structure of the income based fee, it is possible that we may pay such fees in a quarter where we incur a loss. For example, if we earn pre-incentive fee net investment income in excess of the hurdle rate for a quarter, we will pay the applicable income based fee even if we have incurred a loss in that quarter due to realized and/or unrealized capital losses.
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
Payment of Our Expenses

The services of all investment professionals and staff of our investment adviser, when and to the extent engaged in providing investment advisory and management services to us and compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by our investment adviser. Under the investment advisory and management agreement, we bear all other costs and expenses of our operations and transactions, including, but not limited to, those relating to: organization; calculation of our net asset value (including, but not limited to, the cost and expenses of any independent valuation firm); expenses incurred by our investment adviser payable to third parties, including agents, consultants or other advisers, in monitoring our financial and legal affairs and in monitoring our investments (including the cost of consultants hired to develop information technology systems designed to monitor our investments) and performing due diligence on our prospective portfolio companies; interest payable on indebtedness, if any, incurred to finance our investments (including, but not limited to, payments to third party vendors for financial information services); offerings of our common stock and other securities (including, but not limited to, costs of rating agencies); investment advisory and management fees; administration fees payable under the administration agreement; fees payable to third parties, including agents, attorneys, consultants or other advisers, relating to, or associated with, evaluating, negotiating with and making investments in portfolio companies, regardless of whether such transactions are ultimately consummated (including, but not limited to, payments to third party vendors for financial information services); transfer agent and custodial fees; registration fees; listing fees; taxes; independent directors’ fees and expenses; costs of preparing and filing reports or other documents required by governmental bodies (including the SEC); the costs of any reports, proxy statements or other notices to stockholders, including printing costs; to the extent we are covered by any joint insurance policies, our allocable portion of the insurance premiums for such policies; direct costs and expenses of administration, including auditor and legal costs; and all other expenses incurred by us or our administrator in connection with administering our business as described in more detail under “—Administration Agreement” below.

Duration, Termination and Amendment

At an in-person meeting of our board of directors on May 17, 2023, our board of directors, including a majority of the directors who are not “interested persons” of the Company as defined in the Investment Company Act, voted to approve the continuation of our investment advisory and management agreement, which extended the terms of the agreement until June 6, 2024.

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

(vii)    additional benefits to be derived by our investment adviser and its affiliates as a result of our relationship with our investment adviser; and

(viii)    various other matters, including the alignment of interests with our stockholders.

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

•Investment Performance. Our board of directors reviewed the long-term and short-term investment performance of the Company and our investment adviser, as well as comparative data based on publicly available information with respect to the long-term and short-term investment performance of other externally managed BDCs and their investment advisers. Our board of directors noted the longevity and consistency of the Company’s investment performance and determined that our investment adviser was delivering results consistent with the investment objective of the Company and that the Company’s investment performance was generally above average when compared to comparable BDCs, including based on one, three and five year time periods. Our board of directors further determined that in light of the performance history of the Company, our investment adviser’s extensive experience with our particular investment objective and policies and our investment adviser’s commitment to the Company, our investment adviser was well-positioned to manage our investment performance, including through volatile market conditions caused by inflationary pressures, with the approval of the investment advisory and management agreement.

•Costs of the Services Provided to the Company. Our board of directors considered (i) comparative data based on publicly available information with respect to services rendered and the advisory fees (including the base management fee, income based fee and capital gains incentive fee or similar fees (including applicable hurdle rates, other payment conditions and/or fee waivers)) of other BDCs with a similar investment objective, our operating expenses and expense ratios compared to other BDCs of similar size and with a similar investment objective and (ii) the administrative services that our administrator will provide to us at cost. Further, our board of directors considered comparative information with respect to the advisory fees paid by the Company as compared to the advisory fees paid by other funds and accounts managed by our investment adviser with similar investment strategies, and considered the rationale for the differences in fees, including, but not limited to, differences in investment objective and investment strategies as well as the regulated nature of the Company.

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

ADMINISTRATION AGREEMENT

We are also party to an administration agreement, referred to herein as the “administration agreement”, with our administrator, Ares Operations. Our board of directors approved the continuation of our administration agreement on May 17, 2023, which extended the term of the agreement until June 1, 2024. Pursuant to the administration agreement, Ares Operations furnishes us with office equipment and clerical, bookkeeping and record keeping services at our office facilities. Under the administration agreement, Ares Operations also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology and investor relations, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Ares Operations assists us in determining and publishing our net asset value, assists us in providing managerial assistance to our portfolio companies, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the administration agreement are equal to an amount based upon our allocable portion of Ares Operations’ overhead and other expenses (including travel expenses) incurred by Ares Operations in performing its obligations under the administration agreement, including our allocable portion of the compensation, rent and other expenses of certain of our officers (including our chief compliance officer, chief financial officer, chief accounting officer, general counsel, secretary, treasurer and assistant treasurer) and their respective staffs. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

For the year ended December 31, 2023, we incurred $13 million in administrative fees. As of December 31, 2023, $4 million of the administrative fees were unpaid and included in “accounts payable and other liabilities” in the accompanying consolidated balance sheets.

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

The amount of leverage that we employ at any particular time will depend on our investment adviser’s and our board of directors’ assessments of market and other factors at the time of any proposed borrowing. As of February 1, 2024, we had $12.1 billion in total aggregate principal amount of debt outstanding under the various debt instruments. See “Risk Factors—Risks Relating to Our Business—We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.” For more information on our debt, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” as well as Notes 5 and 15 to our consolidated financial statements for the year ended December 31, 2023.

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

REGULATION

We have elected to be regulated as a BDC under the Investment Company Act and have elected to be treated as a RIC under the Code. As with other companies regulated by the Investment Company Act, a BDC must adhere to certain substantive regulatory requirements. The Investment Company Act contains prohibitions and restrictions relating to certain transactions between BDCs and certain affiliates (including any investment advisers or sub-advisers), principal underwriters and certain affiliates of those affiliates or underwriters. Among other things, we generally cannot co-invest in any portfolio company in which a fund managed by Ares or any of its downstream affiliates other than us and our downstream affiliates) is also co-investing. We, our investment adviser and certain of our affiliates have received the Co-Investment Exemptive Order from the SEC that permits us and other BDCs and registered closed-end management investment companies managed by Ares to co-invest in portfolio companies with each other and with affiliated investment funds. Co-investments made under the Co-Investment Exemptive Order are subject to compliance with certain conditions and other requirements, which could limit our ability to participate in co-investment transactions. We may also otherwise co-invest with funds managed by Ares or any of its downstream affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our investment adviser’s allocation policy.

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

Under the Investment Company Act, we are generally not able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value per share of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. Pursuant to approval granted at a special meeting of stockholders held on August 8, 2023, we currently are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on August 8, 2024. See “Risk Factors—Risks Relating to Our Business—Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.”

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

We are currently allowed to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” such that our asset coverage, as calculated pursuant to the Investment Company Act, equals at least 150% immediately after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). See “Risk Factors—Risks Relating to Our Business—Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.”

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

•We are dependent upon certain key systems and personnel of Ares for our success and upon their access to other Ares investment professionals.

•We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.

•We operate in a highly competitive market for investment opportunities.

•Our ability to enter into transactions with our affiliates is restricted.

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

•Our asset coverage requirement is 150%, which may increase the risk of investing in us.

•We and our portfolio companies and service providers may be subject to cybersecurity risks and our business could be adversely affected by changes to data protection laws and regulations.

RISKS RELATING TO OUR BUSINESS

The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect the debt and equity capital markets, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability. Such disruptions may result in, amongst other things, write-offs, the re-pricing of credit risk, the failure of financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance these market conditions will not occur or worsen in the future, including as a result of the Russia-Ukraine war and more recently the Israel-Hamas war, health epidemics and pandemics, rising interest rates or renewed inflationary pressure.

Equity capital may be difficult to raise during such periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. We generally seek approval from our stockholders so that we have the flexibility to issue up to 25% of our then outstanding shares of our common stock at a price below net asset value. Pursuant to approval granted at a special meeting of stockholders held on August 8, 2023, we are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on August 8, 2024.

Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. Such conditions could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that we have raised over the last year has been at higher rates than we have raised debt at in the past due to the higher interest rate environment we have been experiencing. The debt capital that will be available to us in the future, if at all, may continue to be at a higher cost, including as a result of the current interest rate environment, and on less favorable terms and conditions than what we have historically experienced. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.

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

In an effort to combat inflation, the U.S. Federal Reserve (“Federal Reserve”) increased the federal funds rate in 2023. Although the Federal Reserve left its benchmark rates steady in the fourth quarter of 2023, it has indicated that additional rate increases in the future may be necessary to mitigate inflationary pressures and there can be no assurance that the Federal Reserve will not make upwards adjustments to the federal funds rate in the future. However, there are reports that the Federal Reserve may begin to cut the benchmark rates in 2024. Because we borrow money and may issue debt securities or preferred stock to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In this period of rising interest rates, our interest income will increase as the majority of our portfolio bears interest at variable rates while our cost of funds will also increase, to a lesser extent, given the majority of our indebtedness bears interest at fixed rates, with the net impact being an increase to our net investment income, see “Item 7A. Qualitative and Quantitative Disclosures About Market Risk.” Conversely, if interest rates decrease, we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, resulting in lower net investment income. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates. We have entered into certain hedging transactions, such as interest rate swap agreements, to mitigate our exposure to adverse fluctuations in interest rates, and we may do so again in the future. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

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

Certain of our portfolio companies are in industries that have been impacted by inflation. Although the U.S. inflation rate has decreased in the fourth quarter, it remains well above the historic levels over the past several decades. Such inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised certain benchmark interest rates in an effort to combat inflation. See “—We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.”

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

The departure or misconduct of any of these individuals, or of a significant number of the investment professionals or partners of Ares, could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure you that Ares Capital Management will remain our investment adviser or that we will continue to have access to Ares’ investment professionals or its information and deal flow. Further, there can be no assurance that Ares Capital will replicate its own or Ares’ historical success, and we caution you that our investment returns could be substantially lower than the returns achieved by other Ares funds.

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

Accomplishing this result on a cost-effective basis is largely a function of the structuring of our investment process and the ability of our investment adviser to provide competent, attentive and efficient services to us. Our executive officers and the members of our investment adviser’s investment committee have substantial responsibilities in connection with their roles at Ares and with other Ares funds as well as responsibilities under the investment advisory and management agreement. They may also be called upon to provide significant managerial assistance to certain of our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order for us to grow, Ares will need to hire, train, supervise, manage and retain new employees. However, we cannot assure you that Ares will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Our ability to grow depends on our ability to raise capital.

We will need to periodically access the capital markets to raise cash to fund new investments in excess of our repayments, and we may also need to access the capital markets to refinance existing debt obligations to the extent such maturing obligations are not repaid with availability under our revolving credit facilities, which includes the Revolving Credit Facility, the Revolving Funding Facility, the SMBC Funding Facility and the BNP Funding Facility (the “Facilities”) or cash flows from operations. We have elected to be treated as a RIC and operate in a manner so as to qualify for the U.S. federal income tax treatment applicable to RICs. Among other things, in order to maintain our RIC status, we must distribute to our stockholders on a timely basis generally an amount equal to at least 90% of our investment company taxable income, and, as a result, such distributions will not be available to fund investment originations or repay maturing debt. We must continue to borrow from financial institutions and issue additional securities to fund our growth. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets may limit our ability to refinance our existing debt obligations as they come due and/or to fully execute our business strategy and could limit our ability to grow or cause us to have to shrink the size of our business, which could decrease our earnings, if any. See “—The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect the debt and equity capital markets, which may have a negative impact on our business and operations.”

In addition, we are currently allowed to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” such that our asset coverage, as calculated pursuant to the Investment Company Act, equals at least 150% immediately after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). Such requirement, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred stock. The amount of leverage that we employ will depend on our investment adviser’s and our board of directors’ assessments of market and other factors at the time of any proposed borrowing or issuance of senior securities. We cannot assure you that we will be able to maintain or increase the amount available to us under our current Facilities, obtain other lines of credit or issue senior securities at all or on terms acceptable to us.
Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.

We may issue senior securities or borrow money from banks or other financial institutions, up to the maximum amount permitted by the Investment Company Act. As a BDC, we are currently permitted to incur indebtedness or issue senior securities only in amounts such that our asset coverage, as calculated pursuant to the Investment Company Act, equals at least 150% after each such incurrence or issuance (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from paying dividends and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing shares of our common stock. In addition, our inability to satisfy this test could cause an event of default under our existing indebtedness. If we cannot satisfy this test, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous and, depending on the nature of our leverage, repay a portion of our indebtedness. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2023, our asset coverage calculated in accordance with the Investment Company Act was 194%. Also, to generate cash for funding new investments, we may in the future seek to issue additional debt or to securitize certain of our loans. The Investment Company Act may impose restrictions on the structure of any such securitization.

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

Pursuant to approval granted at a special meeting of stockholders held on August 8, 2023, we are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on August 8, 2024.
We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.

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

As of December 31, 2023, we had approximately $3.3 billion of outstanding borrowings under the Facilities, approximately $403 million in aggregate principal amount of unsecured convertible notes that mature on March 1, 2024 (the “2024 Convertible Notes”) and approximately $8.3 billion in aggregate principal amount outstanding of senior unsecured notes comprised of $900 million in aggregate principal amount of senior unsecured notes that mature on June 10, 2024 and bear interest at a rate of 4.200% (the “2024 Notes”), $600 million in aggregate principal amount of senior unsecured notes that mature on March 1, 2025 and bear interest at a rate of 4.250% (the “March 2025 Notes”), $1,250 million in aggregate principal amount of senior unsecured notes that mature on July 15, 2025 and bear interest at a rate of 3.250% (the “July 2025 Notes”), $1,150 million in aggregate principal amount of senior unsecured notes that mature on January 15, 2026 and bear interest at a rate of 3.875% (the “January 2026 Notes”), $1,000 million in aggregate principal amount of senior unsecured notes that mature on July 15, 2026 and bear interest at a rate of 2.150% (the “July 2026 Notes”), $900 million in aggregate principal amount of senior unsecured notes that mature on January 15, 2027 and bear interest at a rate of 7.000% (the “January 2027 Notes”) which was swapped from a fixed rate to a floating rate of one-month SOFR plus 2.581% under the interest rate swap agreements, $500 million in aggregate principal amount of senior unsecured notes that mature on June 15, 2027 and bear interest at a rate of 2.875% (the “June 2027 Notes”), $1,250 million in aggregate principal amount of senior unsecured notes that mature on June 15, 2028 and bear interest at a rate of 2.875% (the “2028 Notes”) and $700 million in aggregate principal amount of senior unsecured notes that mature on November 15, 2031 and bear interest at a rate of 3.200% (the “2031 Notes” and together with the 2024 Notes, the March 2025 Notes, the July 2025 Notes, the January 2026 Notes, the July 2026 Notes, the January 2027 Notes, the June 2027 Notes and the 2028 Notes, the “Unsecured Notes”). In order for us to cover our annual interest payments on our outstanding indebtedness at December 31, 2023, we must achieve annual returns on our December 31, 2023 total assets of at least 2.4%. The weighted average stated interest rate charged on our principal amount of outstanding indebtedness as of December 31, 2023 was 4.8%. We intend to continue borrowing under the Facilities in the future and we may increase the size of the Facilities or issue additional debt securities or other evidences of indebtedness (although there can be no assurance that we will be successful in doing so). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments,” as well as Note 15 to our consolidated financial statements for the year ended December 31, 2023 for a subsequent event relating to an additional issuance of unsecured notes and the BNP Funding Facility. For more information on our indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.” Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our investment adviser’s and our board of directors’ assessments of market and other factors at the time of any proposed borrowing and is subject to our compliance with our asset coverage requirement following any such borrowing.

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

The following table illustrates the effect on return to a holder of our common stock of the leverage created by our use of borrowing at the weighted average stated interest rate of 4.8% as of December 31, 2023, together with (a) our total value of net assets as of December 31, 2023; (b) approximately $11.9 billion in aggregate principal amount of indebtedness outstanding as of December 31, 2023 and (c) hypothetical annual returns on our portfolio of minus 10% to plus 10%.

Assumed Return on Portfolio (Net of Expenses)(1)	-10.00%	-5.00%	—%	5.00%	10.00%
Corresponding Return to Common Stockholders(2)	-26.36%	-15.74%	-5.12%	5.51%	16.13%
_______________________________________________________________________________

(1)The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2023. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2023.

(2)In order to compute the “Corresponding Return to Common Stockholders,” the “Assumed Return on Portfolio” is multiplied by the total value of our assets at December 31, 2023 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 4.8% by the approximately $11.9 billion of principal debt outstanding as of December 31, 2023) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of December 31, 2023 to determine the “Corresponding Return to Common Stockholders.”

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

We do not seek to compete primarily based on the interest rates we offer and we believe that some of our competitors may make loans with interest rates that are comparable to or lower than the rates we offer. Rather, we compete with our competitors based on our existing investment platform, seasoned investment professionals, experience and focus on middle-market companies, disciplined investment philosophy, extensive industry focus and flexible transaction structuring. For a more detailed discussion of these competitive advantages, see “Item 1. Business—Competitive Advantages.”

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

Our ability to enter into transactions with our affiliates is restricted.

As a BDC, we are prohibited under the Investment Company Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of our independent directors and, in some cases, of the SEC. Among other things, any person that, directly or indirectly, owns, controls or holds with the power to vote 5% or more of our outstanding voting securities is an affiliate of ours for the purposes of the Investment Company Act. We are generally prohibited from buying or selling any securities (other than our securities) from or to an affiliate. The Investment Company Act also prohibits us from participating in certain “joint” transactions with certain of our affiliates which could include investments in the same portfolio company (whether at the same or different times), without the prior approval of our independent directors and, in cases where the affiliate is presumed to control us (i.e., they own more than 25% of our voting securities), prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security (other than our securities) from or to any portfolio company of a fund managed by any affiliate of our investment adviser, or entering into joint arrangements, such as certain co-investments with these companies or funds, without the prior approval of the SEC, which may limit the scope of investment opportunities that may otherwise be available to us.

We rely on the Co-Investment Exemptive Order granted to us, our investment adviser and certain of its affiliates by the SEC that allows us to engage in co-investment transactions with other affiliated funds managed by our investment adviser, subject to certain terms and conditions. However, while the terms of the Co-Investment Exemptive Order require that we be given the opportunity to participate in certain transactions originated by our investment adviser or its affiliates, we ultimately may not participate in those transactions. In addition, based on guidelines approved by our board of directors, we may not see certain transactions originated by our investment adviser or its affiliates. This also may limit the scope of investment opportunities that may otherwise be available to us.

There are significant potential conflicts of interest that could impact our investment returns.

Conflicts may arise in allocating and structuring investments, time, services, expenses or resources among the investment activities of Ares funds, Ares, other Ares-affiliated entities and the employees of Ares. Certain of our executive officers and directors, and members of the investment committee of our investment adviser, serve or may serve as officers, directors or principals of other entities, including other Ares funds. These officers and directors will devote such portion of their time to our affairs as is required for the performance of their duties, but they are not required to devote all of their time to us. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders’ best interests or may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. Members of our investment adviser’s investment committee may have significant responsibilities for other Ares funds. Similarly, although the professional staff of our investment adviser will devote as much time to the management of us as appropriate to enable our investment adviser to perform its duties in accordance with the investment advisory and management agreement, the investment professionals of our investment adviser may have conflicts in allocating their time and services among us, on the one hand, and investment vehicles managed by our investment adviser or one or more of its affiliates, on the other hand. These activities could be viewed as creating a conflict of interest insofar as the time and effort of the professional staff of our investment adviser and its officers and employees will not be devoted exclusively to our business but will instead be allocated between our business and the management of these other investment vehicles.

In addition, certain Ares funds may have investment objectives that compete or overlap with, and may from time to time invest in asset classes similar to those targeted by, Ares Capital. Consequently, we, on the one hand, and these other entities, on the other hand, may from time to time pursue the same or similar capital and investment opportunities. Ares and our investment adviser endeavor to allocate investment opportunities in a fair and equitable manner, and in any event consistent with any fiduciary duties owed to Ares Capital. Nevertheless, it is possible that we may not be given the opportunity to participate in certain investments made by investment funds managed by investment managers affiliated with Ares (including our investment adviser) and, if given such opportunity, may not be allowed to participate in such investments without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. In addition, there may be conflicts in the allocation of investments among us and the funds managed by investment managers affiliated with Ares (including our investment adviser) or one or more of our controlled affiliates or among the funds they manage, including investments made pursuant to the Co-Investment Exemptive Order. Further, such other Ares funds may hold positions in portfolio companies in which Ares Capital has also invested. Such investments may raise potential conflicts of interest between Ares Capital and such other Ares funds, particularly if Ares Capital and such other Ares funds invest in different classes or types of securities or investments of the same underlying portfolio company. In that regard, actions may be taken by such other Ares funds that are adverse to Ares Capital’s interests, including, but not limited to, during a restructuring, bankruptcy or other insolvency proceeding or similar matter occurring at the underlying portfolio company.

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

Our investment adviser’s base management fee is based on a percentage of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) and, consequently, our investment adviser may have conflicts of interest in connection with decisions that could affect our total assets, such as decisions as to whether to incur indebtedness or to make future investments. We are currently allowed to borrow amounts subject to our compliance with our asset coverage requirement following any such borrowing. Accordingly, our investment adviser may have conflicts of interest in connection with decisions to use increased leverage permitted under our asset coverage requirement applicable to senior securities, as the incurrence of such additional indebtedness would result in an increase in the base management fees payable to our investment adviser and may also result in an increase in the income based fees and capital gains incentive fees payable to our investment adviser.

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

Our wholly owned portfolio company, IHAM, is party to an administration agreement, referred to herein as the “IHAM administration agreement,” with Ares Operations. Pursuant to the IHAM administration agreement, our administrator provides IHAM with administrative services and IHAM reimburses our administrator for all of the actual costs associated with such services, including its allocable portion of our administrator’s overhead and the cost of our administrator’s officers and respective staff in performing its obligations under the IHAM administration agreement. Prior to entering into the IHAM administration agreement, IHAM was party to a services agreement with our investment adviser, pursuant to which our investment adviser provided similar services.

As a result of the arrangements described above, there may be times when the management team of Ares Management (including those members of management focused primarily on managing Ares Capital) has interests that differ from those of our stockholders, giving rise to a conflict. Additionally, the members of management focused on managing us will also manage other Ares funds, and, consequently, will need to devote significant attention and time to managing other Ares funds, in addition to us.

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

A large percentage of our portfolio investments are not publicly traded. The fair value of investments that are not publicly traded may not be readily determinable. We value these investments quarterly at fair value as determined in good faith by our investment adviser, as the valuation designee, subject to the oversight of our board of directors, based on, among other things, the input of independent third-party valuation firms that have been engaged to support the valuation of such portfolio investments at least once during a trailing 12-month period (with certain de minimis exceptions) and subject to a valuation policy and valuation procedures. The valuation process is conducted at the end of each fiscal quarter by our investment adviser, and a portion of our investment portfolio at fair value is subject to review by an independent third-party valuation firm each quarter. However, we may use these independent valuation firms to review the value of our investments more frequently, including in connection with the occurrence of significant events or changes in value affecting a particular investment. In addition, our independent registered public accounting firm obtains an understanding of, and performs select procedures relating to, our valuation process within the context of performing our integrated audit.

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

Our investment portfolio includes our investment in IHAM, a wholly owned portfolio company, which as of December 31, 2023, represented 8.7% of our total portfolio at fair value. In addition, for the year ended December 31, 2023, approximately 10.4% of our total investment income was earned from our investment in IHAM. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity—Ivy Hill Asset Management, L.P.” and Note 4 to our consolidated financial statements for the year ended December 31, 2023.

Increasing scrutiny from stakeholders and regulators with respect to ESG matters may impose additional costs and expose us to additional risks.

Our business (including that of our portfolio companies) faces increasing public scrutiny related to Environmental, Social and Governance (“ESG”) activities, which are increasingly considered to contribute to reducing a company’s operational risk, market risk and reputational risk, which may in turn impact the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG ratings and measures to their investment decisions.

We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, including, but not limited to diversity, equity and inclusion, human rights, climate change and environmental stewardship, support for local communities, corporate governance, transparency and consideration of ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, our relationship with existing and future portfolio companies, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.

However, regional and investor specific sentiment may differ in what constitutes a material positive or negative ESG corporate practice. There is no guarantee that Ares’ ESG and sustainability practices will uniformly fit every investor’s definition of best practices for all environmental, social and governance considerations across geographies and investor types. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our investment opportunities.

Additionally, new regulatory initiatives related to ESG that are applicable to us and our portfolio companies could adversely affect our business. For example, in May 2018, the European Commission adopted an “action plan on financing sustainable growth.” The action plan is, among other things, designed to define and reorient investment toward sustainability. The action plan contemplates: establishing European Union (the “EU”) labels for green financial products; clarifying asset managers’ and institutional investors’ duties regarding sustainability in their investment decision-making processes; increasing disclosure requirements in the financial services sector around ESG and strengthening the transparency of companies on their ESG policies and introducing a ‘green supporting factor’ in the EU prudential rules for banks and insurance companies to incorporate climate risks into banks’ and insurance companies’ risk management policies. There is a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, e.g., their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We and our portfolio companies are subject to the risk that similar measures might be introduced in other jurisdictions in the future.

There is also a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims. In 2021, the SEC established an enforcement task force to look into ESG practices and disclosures by public companies and investment managers and has started to bring enforcement actions based on ESG disclosures not matching actual investment processes. Further, in 2022 the SEC issued a proposed rule regarding the enhancement and standardization of mandatory climate-related disclosures for investors that would mandate extensive disclosure of climate-related data, risks, and opportunities for certain public companies. In addition, the SEC has announced that it is working on proposals for mandatory disclosure of certain ESG-related matters, including with respect to board diversity and human capital management. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

We and/or our portfolio companies may be materially and adversely impacted by global climate change.

Climate change is widely considered to be a significant threat to the global economy. Our business operations and our portfolio companies may face risks associated with climate change, including risks related to the impact of climate-related legislation and regulation (both domestically and internationally), risks related to climate-related business trends (such as the process of transitioning to a lower-carbon economy), and risks stemming from the physical impacts of climate change, such as the increasing frequency or severity of extreme weather events and rising sea levels and temperatures.

We, our executive officers, directors, and our investment adviser, its affiliates and/or any of their respective principals and employees could be the target of litigation or regulatory investigations.

We, as well as our investment adviser and its affiliates, participate in a highly regulated industry and are each subject to regulatory examinations in the ordinary course of business. There can be no assurance that we, our executive officers, directors, and our investment adviser, its affiliates and/or any of their respective principals and employees will avoid regulatory investigation and possible enforcement actions stemming therefrom. Our investment adviser is a registered investment adviser and, as such, is subject to the provisions of the Advisers Act. We and our investment adviser are each, from time to time, subject to formal and informal examinations, investigations, inquiries, audits and reviews from numerous regulatory authorities both in response to issues and questions raised in such examinations or investigations and in connection with the changing priorities of the applicable regulatory authorities across the market in general.

We, our executive officers, directors, and our investment adviser, its affiliates and/or any of their respective principals and employees could also be named as defendants in, or otherwise become involved in, litigation. Litigation and regulatory actions can be time-consuming and expensive and can lead to unexpected losses, which expenses and losses are often subject to indemnification by us. Legal proceedings could continue without resolution for long periods of time and their outcomes, which could materially and adversely affect our value or the ability of our investment adviser to manage us, are often impossible to anticipate. our investment adviser would likely be required to expend significant resources responding to any litigation or regulatory action related to it, and these actions could be a distraction to the activities of our investment adviser.

Our investment activities are subject to the normal risks of becoming involved in litigation by third parties. These risks would be somewhat greater if we were to exercise control or significant influence over a portfolio company’s direction. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would, absent willful misfeasance, bad faith, gross negligence, or reckless disregard of the duties involved by our investment adviser, our administrator, or any of our officers, be borne by us and would reduce our net assets. Our investment adviser and others are indemnified by us in connection with such litigation, subject to certain conditions.

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

We and our portfolio companies are subject to regulation by laws and regulations at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, may be changed from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or enacted laws or regulations could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. Over the past several years, there also has been increasing regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector may be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank lending could be materially adverse to our business, financial conditions and results of operations.

Regulators are also increasing scrutiny and considering regulation of the use of artificial intelligence technologies. We cannot predict what, if any, actions may be taken or the impact such actions may have on our business and results of operations.

Additionally, legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by legislators and by the Internal Revenue Service (“IRS”) and the U.S. Treasury Department. We cannot predict how future tax proposals and changes in U.S. tax laws, rates, regulations or other guidance issued under existing tax laws, might affect us, our business, our stockholders, or our portfolio companies in the long-term. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our business or the business of our portfolio companies or could have other adverse consequences. For example, such decisions and legislation may impact our ability to qualify for tax treatment as a RIC or negatively affect the U.S. federal income tax consequences applicable to us and our stockholders as a result of such qualification. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

Our investment adviser’s liability is limited under the investment advisory and management agreement, and we are required to indemnify our investment adviser against certain liabilities, which may lead our investment adviser to act in a riskier manner on our behalf than it would when acting for its own account.

Our investment adviser has not assumed any responsibility to us other than to render the services described in the investment advisory and management agreement, and it will not be responsible for any action of our board of directors in declining to follow our investment adviser’s advice or recommendations. Pursuant to the investment advisory and management agreement, our investment adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other persons affiliated with it will not be liable to us for their acts under the investment advisory and management agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect our investment adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other persons or entities affiliated with it with respect to all damages, liabilities, costs and expenses arising out of or otherwise based upon the performance of any of our investment adviser’s duties or obligations under the investment advisory and management agreement or otherwise as an investment adviser for us, and not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties under the investment advisory and management agreement. These protections may lead our investment adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “Risk Factors—Risks Relating to Our Investments—Our investment adviser’s fee structure may induce it to make certain investments on our behalf, including speculative investments.”

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

We are highly dependent on the information systems of Ares Management and operational risks including systems failures could significantly disrupt our business, result in losses or limit our growth, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

Our business is highly dependent on communications and information systems of Ares Management, the parent of our investment adviser and our administrator. In this Annual Report, we sometimes refer to hardware, software, information and communications systems maintained by Ares Management and used by us, our investment adviser and our administrator as “our” systems. We also face operational risk from transactions and key data not being properly recorded, evaluated or accounted for with respect to our portfolio companies. In addition, we face operational risk from errors made in the execution, confirmation or settlement of transactions. In particular, our investment adviser is highly dependent on its ability to process and evaluate, on a daily basis, transactions across markets and geographies in a time-sensitive, efficient and accurate manner. Consequently, we and our investment adviser and administrator rely heavily on Ares Management’s financial, accounting and other data processing systems.

In addition, we operate in a business that is highly dependent on information systems and technology. Ares Management’s and our information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining the information systems and technology, which may be partially allocated to or borne by us, may increase from its current level. Such a failure to accommodate growth, or an increase in costs related to the information systems and technology, could have a material adverse effect on our business and results of operations.

Furthermore, a disaster or a disruption in the infrastructure that supports our businesses, including a disruption involving electronic communications, human resources systems or other services used by us, our investment adviser, our administrator or third parties with whom we conduct business could have a material adverse effect on our ability to continue to operate our businesses without interruption. Although we and Ares Management have disaster recovery programs in place, these may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for any losses as a result of such a disaster or disruption, if at all.

We and Ares Management also rely on third-party service providers for certain aspects of our respective businesses, including for certain information systems, technology and administration of our portfolio company investments and compliance matters. Operational risks could increase as vendors increasingly offer mobile and cloud-based software services rather than software services that can be operated within Ares Management’s own data centers, as certain aspects of the security of such technologies may be complex, unpredictable or beyond our or Ares Management’s control, and any failure by mobile technology or cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations and result in misappropriation, corruption or loss of confidential, proprietary or personal information. In addition, our counterparties’ information systems, technology or accounts may be the target of cyber-attacks. Any interruption or deterioration in the performance of these third parties or the service providers of our counterparties or failures or vulnerabilities of their respective information systems or technology could impair the quality of our funds’ operations and could impact our reputation, adversely affect our businesses and limit our ability to grow.

Finally, there has been significant evolution and developments in the use of artificial intelligence technologies, such as ChatGPT. We cannot fully determine the impact of such evolving technology to our business at this time.

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

The current macroeconomic environment is characterized by labor shortages, high interest rates, persistent inflation, foreign currency exchange volatility, volatility in global capital markets and growing recession risk. The risks associated with our and our portfolio companies’ businesses are more severe during periods of economic slowdown or recession.

Many of our portfolio companies may be susceptible to economic downturns or recessions and may be unable to repay our loans during these periods. Therefore, during these periods our non-performing assets may increase and the value of our portfolio may decrease if we are required to write down the values of our investments. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results. We experienced to some extent such effects as a result of the economic downturn that occurred throughout portions of the past four fiscal years and from 2008 through 2009 and may experience such effects again in any future downturn or recession.

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

•there is generally little public information about these companies. These companies and their financial information are generally not subject to the Exchange Act and other regulations that govern public companies, and we may be unable to uncover all material information about these companies, which may prevent us from making a fully informed investment decision and cause us to lose money on our investments;

•they generally have less predictable operating results and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;

•we, our executive officers, directors and our investment adviser, its affiliates and/or any of their respective principals and employees may, in the ordinary course of business, be named as defendants in litigation arising from our investments in our portfolio companies and may, as a result, incur significant costs and expenses in connection with such litigation;

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

Our investments in foreign companies or investments denominated in foreign currencies may involve significant risks in addition to the risks inherent in U.S. and U.S. dollar denominated investments.

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

As a BDC, we are permitted to enter into unfunded commitment agreements, and, if we fail to meet certain requirements, we will be required to treat such unfunded commitments as derivative transactions, subject to leverage limitations, which may limit our ability to use derivatives and/or enter into certain other financial contracts.

Under Rule 18f-4 under the Investment Company Act, BDCs that make significant use of derivatives are required to operate subject to a value-at-risk leverage limit, adopt a derivatives risk management program and appoint a derivatives risk manager, and comply with various testing and board reporting requirements. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined under the rule. We currently operate as a “limited derivatives user” which may limit our ability to use derivatives and/or enter into certain other financial contracts.

In addition, under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Unfunded commitment agreements entered into by a BDC in compliance with this condition will not be considered for purposes of computing asset coverage for purposes of compliance with the Investment Company Act with respect to our use of leverage as well as derivatives and/or other financial contracts.

Certain of our portfolio companies’ businesses could be adversely affected by the effects of health pandemics or epidemics, which could have a negative impact on our and our portfolio companies’ businesses and operations.

Certain of our portfolio companies’ businesses could be adversely affected by the effects of health pandemics or epidemics. Another severe outbreak of COVID-19 or another pandemic can disrupt our and our portfolio companies’ businesses and materially and adversely impact our and/or their financial results. The COVID-19 pandemic contributed to certain conditions associated with the current macroeconomic environment and caused significant disruptions and instabilities in the global and U.S. financial markets or deteriorations in credit and financing conditions. A resurgence of COVID-19 or another pandemic with effects similar to those of COVID-19 may adversely affect our and our portfolio companies’ liquidity positions.

RISKS RELATING TO OUR COMMON STOCK AND PUBLICLY TRADED NOTES
Our shares of common stock have traded at a discount from net asset value and may do so again, which could limit our ability to raise additional equity capital.

Shares of closed‑end investment companies frequently trade at a market price that is less than the net asset value that is attributable to those shares. This characteristic of closed‑end investment companies is separate and distinct from the risk that our net asset value per share may decline. It is not possible to accurately predict whether any shares of our common stock will trade at, above, or below net asset value. In the past five years, the stocks of BDCs as an industry, including at times shares of our common stock, have traded below net asset value and during much of 2009 traded at near historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. See “Risk Factors—Risks Relating to Our Business—The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect the debt and equity capital markets, which may have a negative impact on our business and operations.” When our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors. Pursuant to approval granted at a special meeting of stockholders held on August 8, 2023, we currently are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on August 8, 2024.

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

The Maryland General Corporation Law (the “MGCL”), our charter and our bylaws contain provisions that may discourage, delay or make more difficult a change in control of Ares Capital or the removal of our directors. We are subject to the Maryland Business Combination Act (the “Business Combination Act”), subject to any applicable requirements of the Investment Company Act. Our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board, including approval by a majority of our independent directors. If the resolution exempting business combinations is repealed or our board or independent directors do not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and may increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act (the “Control Share Acquisition Act”) acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, subject to any applicable requirements of the Investment Company Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and may increase the difficulty of consummating such an offer.

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

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that Court does not have jurisdiction, the U.S. District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf, (ii) any Internal Corporate Claim, as such term is defined in Section 1-101(p) of the MGCL, including, without limitation, (a) any action asserting a claim of breach of any duty owed by any of our directors or officers or other employees to us or to our stockholders or (b) any action asserting a claim against us or any of our directors or officers or other employees arising pursuant to any provision of the MGCL or our charter or bylaws or (iii) any action asserting a claim against us or any of our directors or officers or other employees that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our common stock shall be deemed to have notice of and to have consented and waived any objection to this exclusive forum provision of our bylaws, as the same may be amended from time to time. Our board of directors, without stockholder approval, adopted this exclusive forum provision so that we can respond to such litigation more efficiently, reduce the costs associated with our responses to such litigation, particularly litigation that might otherwise be brought in multiple forums, and make it less likely that plaintiffs’ attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements. However, this exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that such stockholder believes is favorable for disputes with us or our directors, officers or other employees, if any, and may discourage lawsuits against us and our directors, officers or other employees, if any. We believe the risk of a court declining to enforce this exclusive forum provision is remote, as the General Assembly of Maryland has specifically amended the MGCL to authorize the adoption of such provision. However, if a court were to find such provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings notwithstanding that the MGCL expressly provides that the charter or bylaws of a Maryland corporation may require that any Internal Corporate Claim be brought only in courts sitting in one or more specified jurisdictions, we may incur additional costs that we do not currently anticipate associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition and results of operations.

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

The capital and credit markets have experienced periods of extreme volatility and disruption over the past several years (including throughout portions of the past four fiscal years). The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

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

•changes in accounting guidelines governing valuation of our investments;

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
At a special meeting of stockholders held on August 8, 2023, subject to certain determinations required to be made by our board of directors, our stockholders approved our ability to sell or otherwise issue shares of our common stock, in an amount not exceeding 25% of our then outstanding common stock, at a price below the then current net asset value per share during a period that began on August 8, 2023 and expires on August 8, 2024.
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
As of December 31, 2023, the 2024 Convertible Notes are convertible into shares of our common stock. As of December 31, 2023, the conversion price of the 2024 Convertible Notes was effectively $19.43 per share, taking into account certain de minimis adjustments that will be made on the conversion date and subject to further adjustment in certain circumstances. We have elected to settle our conversion obligations in connection with the 2024 Convertible Notes with a combination of cash and shares of our common stock. If we deliver shares of common stock upon a conversion at the time our tangible book value per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of common stock upon our issuance of common stock in connection with the conversion of the 2024 Convertible Notes and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance.

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

Concerns over the United States’ debt ceiling and budget-deficit have driven downgrades by rating agencies to the U.S. government’s credit rating. Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating, any default by the U.S. government on its obligations, or any prolonged U.S. government shutdown, could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns or a recession in the United States.

Deterioration in the economic conditions in the Eurozone and other regions or countries globally and the resulting instability in global financial markets may pose a risk to our business. Financial markets have been affected at times by a number of global macroeconomic events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non‑performing loans on the balance sheets of European banks, instability in the Chinese capital markets and the COVID-19 pandemic. Global market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations. We cannot assure you that market disruptions in Europe and other regions or countries, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe or elsewhere negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected. Moreover, there is a risk of both sector-specific and broad-based corrections and/or downturns in the equity and credit markets. Any of the foregoing could have a significant impact on the markets in which we operate and could have a material adverse impact on our business prospects and financial condition.

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics or outbreaks of infectious diseases), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Such events, including trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries, the Russia-Ukraine war and more recently the Israel-Hamas war and health epidemics and pandemics, could adversely affect our business, financial condition or results of operations. These market and economic disruptions could negatively impact the operating results of our portfolio companies.

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

Cybersecurity failures and data security incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential, personal or other sensitive information and/or damage to our business relationships or reputation, any of which could negatively impact our business, financial condition and operating results.

The efficient operation of our business is dependent on computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, all of which are potentially vulnerable to security breaches and cyber-attacks or other security breaches, which may include intentional attacks or accidental losses, either of which may result in unauthorized access to, or corruption of, our hardware, software, or data processing systems, or to our confidential, personal, or other sensitive information. In addition, we, our investment adviser, our administrator, or their employees may be the target of fraudulent emails or other targeted attempts to gain unauthorized access to confidential, personal, or other sensitive information. The result of any cyber-attack or other security incidents may include disrupted operations, misstated or unreliable financial data, fraudulent transfers or requests for transfers of money, liability for stolen assets or information (including personal information), fines or penalties, investigations, increased cybersecurity protection and insurance costs, litigation, or damage to our business relationships and reputation, in each case, causing our business and results of operations to suffer. The rapid evolution and increasing prevalence of artificial intelligence technologies may also increase our cybersecurity risks.

Although we are not currently aware of any cyber-attacks or other incidents that, individually or in the aggregate, have materially affected, or would reasonably be expected to materially affect, our operations or financial condition, there has been an increase in the frequency and sophistication of the cyber and security threats that we face, with attacks ranging from those common to businesses generally to more advanced and persistent attacks. Cyber-attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside or inside parties. We or our third-party providers may face a heightened risk of a security breach or disruption with respect to confidential, personal or other sensitive information resulting from an attack by foreign governments or cyber terrorists. We may be a target for attacks because, as a specialty finance company, we hold confidential and other sensitive information, including price information, about existing and potential investments. Further, we are dependent on third-party vendors for hosting hardware, software and data processing systems that we do not control. We also rely on third-party service providers for certain aspects of our businesses, including for certain information systems, technology and administration of our funds and compliance matters. While we rely on the cybersecurity strategy and policies implemented by Ares Management, which includes the performance of risk assessments on third-party providers, our reliance on them and their potential reliance on third-party providers removes certain cybersecurity functions from outside of our immediate control, and cyber-attacks on Ares Management, on us or on our third-party service providers could adversely affect us, our business and our reputation. The costs related to cyber-attacks or other security threats or disruptions may not be fully insured or indemnified by others, including by our third-party providers.

As our reliance on computer hardware and software systems, data processing systems, and other technology has increased, so have the risks posed to such systems, both those we or Ares Management control and those provided by third-party vendors. Cyber-attacks may originate from a wide variety of sources, and while Ares Management has implemented processes, procedures and internal controls designed to mitigate cybersecurity risks and cyber-attacks, these measures do not guarantee that a cyber-attack will not occur or that our financial results, operations or confidential information, personal or other sensitive information will not be negatively impacted by such an incident, especially because the techniques of threat actors change frequently and are often not recognized until launched. Ares Management relies on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on their information systems, as well as on policies and procedures to protect against the unauthorized or unlawful disclosure of confidential, personal or other sensitive information. Although Ares Management takes protective measures and endeavors to strengthen its computer systems, software, technology assets and networks to prevent and address potential cyber-attacks, there can be no assurance that any of these measures prove effective. Ares Management expects to be required to devote increasing levels of funding and resources, which may in part be allocated to us, to comply with evolving cybersecurity and privacy laws and regulations and to continually monitor and enhance its cybersecurity procedures and controls.

Cybersecurity risks are exacerbated by the rapidly increasing volume of highly sensitive data, including our proprietary business information and intellectual property, personal information of our investment adviser’s and administrator’s employees, our investors and others and other sensitive information that Ares Management collects, processes and stores in its data centers and on its networks or those of its third-party service providers. The secure processing, maintenance and transmission of this information are critical to our operations. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of investor, employee or other personal information, proprietary business data or other sensitive information, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with applicable contractual or other legal obligations regarding such data or intellectual property or a violation of applicable privacy and security policies with respect to such data could result in significant investigation, remediation and other costs, fines, penalties, litigation or regulatory actions against us and significant reputational harm, any of which could harm our business and results of operations.

Our portfolio companies also rely on similar systems and face similar risks. A disruption or compromise of these systems could have a material adverse effect on the value of these businesses. We may invest in strategic assets having a national or regional profile or in infrastructure assets, the nature of which could expose them to a greater risk of being subject to a terrorist attack or cyber-attack than other assets or businesses. Such an event may have material adverse consequences on our investments or may require portfolio companies to increase preventative security measures or expand insurance coverage.

In addition, we operate in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. In the latter half of 2021, the SEC brought three charges, sanctioning eight companies, all of which were registered as broker dealers, investment advisory firms or both, for deficient cybersecurity policies and procedures, and settled charges in two separate actions against public companies for deficient disclosure controls and procedures violations related to a cybersecurity vulnerability that exposed sensitive customer information. More recently, the SEC proposed new rules related to cybersecurity risk management for registered investment advisers, registered investment companies and business development companies, as well as amendments to certain rules that govern investment adviser and fund disclosures. In July 2023, the SEC also adopted rules requiring public companies to disclose material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy, and governance in annual reports. The rules became effective beginning with annual reports for fiscal years ending on or after December 15, 2023 and beginning with Form 8-Ks on December 18, 2023. With the SEC particularly focused on cybersecurity, we expect increased scrutiny of our and Ares Management’s policies and systems designed to manage cybersecurity risks and related disclosures. We also may face increased costs to comply with the new SEC rules, including Ares Management’s increased costs for cybersecurity training and management, a portion of which may be allocated to us. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including, the CCPA, the New York SHIELD Act, the General Data Protection Regulation (“GDPR”) and the U.K. GDPR. In addition, the SEC has indicated in recent periods that one of its examination priorities for the Office of Compliance Inspections and Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls.

There may be substantial financial penalties or fines for breach of privacy laws (which may include insufficient security for personal or other sensitive information). For example, the maximum penalty for breach of the GDPR is the greater of 20 million Euros and 4% of group annual worldwide turnover, and fines for each violation of the CCPA are $2,500, or $7,500 per violation for intentional violations. Non-compliance with any applicable privacy or data security laws represents a serious risk to our business. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information. Breaches in security could potentially jeopardize our, our investment adviser’s or administrator’s employees’ or our investors’ or counterparties’ confidential or other information processed and stored in, or transmitted through, our or Ares Management’s computer systems and networks (or those of our third-party service providers), or otherwise cause interruptions or malfunctions in our, our investment adviser’s or administrator’s employees’, our investors’, our portfolio companies, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our investors, our portfolio companies and other counterparties, fines or penalties, litigation, regulatory intervention or reputational damage, which could also lead to loss of investors.

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

Item 1B.    Unresolved Staff Comments

None.

Item 1C.    Cybersecurity

Assessment, Identification and Management of Material Risks from Cybersecurity

We rely on the cybersecurity strategy and policies implemented by Ares Management, the parent of both our investment adviser and our administrator. Ares Management’s cybersecurity strategy prioritizes detection and analysis of and response to known, anticipated or unexpected threats, effective management of security risks and resilience against cyber incidents. Ares Management’s enterprise-wide cybersecurity program is aligned to the National Institute of Standards and Technology Cybersecurity Framework. Ares Management’s cybersecurity risk management processes include technical security controls, policy enforcement mechanisms, monitoring systems, tools and related services, which include tools and services from third-party providers, and management oversight to assess, identify and manage risks from cybersecurity threats. Ares Management has implemented and continues to implement risk-based controls designed to prevent, detect and respond to information security threats and we rely on those controls to help us protect our information, our information systems, and the information of our investors and other third parties who entrust us with their sensitive information.

Ares Management’s cybersecurity program includes physical, administrative and technical safeguards, as well as plans and procedures designed to help Ares prevent and timely and effectively respond to cybersecurity threats and incidents, including threats or incidents that may impact us, our investment adviser or our administrator. Ares Management’s cybersecurity risk management process seeks to monitor cybersecurity vulnerabilities and potential attack vectors, evaluate the potential operational and financial effects of any threat and mitigate such threats. The assessment of cybersecurity risks, including those which may impact us, our investment adviser or our administrator, is integrated into Ares Management’s Enterprise Risk Management program, which is overseen by the Ares Enterprise Risk Committee (the “Ares Management ERC”), as discussed below. In addition, Ares Management periodically engages with third-party consultants and key vendors to assist it in assessing, enhancing, implementing and monitoring its cybersecurity risk management programs and responding to incidents.

The Ares Management cybersecurity risk management and awareness programs include periodic identification and testing of vulnerabilities, regular phishing simulations and annual general cybersecurity awareness and data protection training including for employees of our investment adviser and our administrator. Ares Management also has annual certification requirements for employees, including employees who provide services to us pursuant to our investment advisory and management agreement and our administration agreement with respect to certain policies supporting the cybersecurity program including Ares Management’s Information Security and Electronic Communications policy, Data Protection policy and Privacy Policy. Ares Management undertakes periodic internal security reviews of our information systems and related controls, including systems affecting personal data and the cybersecurity risks of Ares Management’s and our critical third-party vendors and other partners. Ares Management also completes periodic external reviews of its cybersecurity program and practices, which include assessments of relevant data protection practices and targeted attack simulations.

In the event of a cybersecurity incident impacting us, our investment adviser, or our administrator, Ares Management has developed an incident response plan that provides guidelines for responding to such an incident and facilitates coordination across multiple operational functions of Ares Management, including coordinating with the relevant employees of our investment adviser and our administrator. The incident response plan includes notification to the applicable members of cybersecurity leadership, including Ares Management’s Chief Information Security Officer (“CISO”), and, as appropriate, escalation to the full Ares Management ERC and/or an internal ad-hoc group of senior employees, tasked with helping to manage the cybersecurity incident. Depending on their nature, incidents may also be reported to the audit committee or full board of directors of Ares Management, as well as to the Audit Committee (the “Audit Committee”) of our Board of Directors (the “Board”) and to our full Board, if appropriate.

Material Impact of Cybersecurity Risks

In the last three fiscal years, we have not experienced a material information security breach incident and the expenses we have incurred from information security breach incidents have been immaterial, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, future incidents could have a material impact on our business strategy, results of operations or financial condition. For additional discussion of the risks posed by cybersecurity threats, see “Item 1A. Risk Factors— General Risk Factors— Cybersecurity failures and data security incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential, personal or other sensitive information and/or damage to our business relationships or reputation, any of which could negatively impact our business, financial condition and operating results.”

Oversight of Cybersecurity Risks

Our cybersecurity program is managed by Ares Management’s dedicated internal cybersecurity team, which is responsible for enterprise-wide cybersecurity strategy, policies, standards, engineering, architecture and processes. The team is led by Ares Management’s CISO who has a Master’s degree in Cybersecurity from Brown University and over 25 years of experience advising on and managing risks from cybersecurity threats as well as developing and implementing cybersecurity policies and procedures. The Ares Management CISO is also a member of the Ares Management ERC. The Ares Management ERC is a cross-functional committee that governs and oversees the Ares Management Enterprise Risk Program, including cybersecurity. The Ares Management ERC includes members of Ares Management’s senior executive management, including its CEO, CFO, General Counsel, Global Chief Compliance Officer, Chief Information Officer, CISO, and Head of Enterprise Risk, who acts as chairperson of the Ares Management ERC. The Ares Management ERC, through regular consultation with the Ares Management internal cybersecurity team and employees of our investment adviser and administrator, assesses, discusses, and prioritizes Ares Management’s approach to high-level risks, mitigative controls and ongoing cybersecurity efforts.

The Audit Committee has primary responsibility for oversight and review of guidelines and policies with respect to risk assessment and risk management, including cybersecurity. Certain members of the Ares Management ERC periodically report to our Audit Committee as well as our full Board, as appropriate, on cybersecurity matters, primarily through presentations by the CISO and the Ares Management Head of Enterprise Risk. Such reporting includes updates on Ares Management’s cybersecurity program as it impacts us, the external threat environment, and Ares Management’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on Ares Management’s preparedness, prevention, detection, responsiveness and recovery with respect to cyber incidents.

Item 2.    Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are currently located at 245 Park Avenue, 44th Floor, New York, New York 10167. We are party to office leases pursuant to which we are leasing office facilities from third parties.

Item 3.    Legal Proceedings

    From time to time, we, our executive officers, directors and our investment adviser, its affiliates and/or any of their respective principals and employees are subject to legal proceedings in the ordinary course of business, including those arising from our investments in our portfolio companies, and we may, as a result, incur significant costs and expenses in connection with such legal proceedings. Legal proceedings may increase to the extent we find it necessary to foreclose or otherwise enforce remedies with respect to loans that are in default, which borrowers may seek to resist by asserting counterclaims and defenses against us or our investment adviser. As of December 31, 2023, we were not subject to any material pending legal proceedings.

We and our investment adviser are also subject to extensive regulation, which, from time to time, results in requests for information from us or our investment adviser or regulatory proceedings or investigations against us or our investment adviser. We may incur significant costs and expenses in connection with any such information requests, proceedings or investigations.

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
The following table sets forth, for each fiscal quarter for the fiscal years ended December 31, 2023 and 2022, the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock, the closing sales price as a premium (discount) to net asset value and the dividends or distributions declared by us.

	Net Asset	Price Range		High Sales Price Premium (Discount) to Net Asset	Low Sales Price Premium (Discount) to Net Asset	Cash Dividend Per
	Value(1)	High	Low	Value(2)	Value(2)	Share(3)
Year ended December 31, 2022
First Quarter	$19.03	$22.58	$19.70	18.65%	3.52%	$0.54	(4)
Second Quarter	$18.81	$22.44	$17.12	19.30%	(8.98)%	$0.42
Third Quarter	$18.56	$20.70	$16.84	11.53%	(9.27)%	$0.43
Fourth Quarter	$18.40	$19.76	$17.30	7.39%	(5.98)%	$0.48
Year ended December 31, 2023
First Quarter	$18.45	$20.04	$17.19	8.62%	(6.83)%	$0.48
Second Quarter	$18.58	$19.11	$17.65	2.85%	(5.01)%	$0.48
Third Quarter	$18.99	$19.81	$18.86	4.32%	(0.68)%	$0.48
Fourth Quarter	$19.24	$20.21	$18.66	5.04%	(3.01)%	$0.48

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

On February 1, 2024, the last reported closing sales price of our common stock on The NASDAQ Global Select Market was $20.08 per share, which represented a premium of approximately 4.37% to the net asset value per share reported by us as of December 31, 2023.

HOLDERS

As of February 1, 2024, there were 1,053 holders of record of our common stock (including Cede & Co.).

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

To maintain our RIC status under the Code, we must timely distribute an amount equal to at least 90% of our investment company taxable income (as defined by the Code, which generally includes net ordinary income and net short term capital gains) to our stockholders. In addition, we generally will be required to pay an excise tax equal to 4% on certain undistributed taxable income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our ordinary income recognized during a calendar year and (ii) 98.2% of our capital gain net income, as defined by the Code, recognized during a calendar year and (iii) any income recognized, but not distributed, in preceding years. The taxable income on which we pay excise tax is generally distributed to our stockholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income for distribution in the following year, and pay any applicable excise tax. For the years ended December 31, 2023, 2022 and 2021, we recorded a net excise tax expense of $23 million, $30 million and $24 million, respectively. We cannot assure you that we will achieve results that will permit the payment of any cash distributions. We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a cash dividend, stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically opt out of the dividend reinvestment plan so as to receive cash dividends. See “Dividend Reinvestment Plan.”

RECENT SALES OF UNREGISTERED EQUITY SECURITIES

We did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act of 1933, as amended.

ISSUER PURCHASES OF EQUITY SECURITIES

Dividend Reinvestment Plan

During the quarter ended December 31, 2023, as a part of our dividend reinvestment plan for our common stockholders, we did not purchase shares of our common stock in the open market in order to satisfy the reinvestment portion of our dividends.

Stock Repurchase Program

In February 2023, our board of directors authorized an amendment to our stock repurchase program to extend the expiration date of the program from February 15, 2023 to February 15, 2024. In April 2023, our board of directors authorized an amendment to increase the amount of the stock repurchase program from $500 million to $1.0 billion. Under our stock repurchase program, we may repurchase up to $1.0 billion in the aggregate of our outstanding common stock in the open market at certain thresholds below our net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any share repurchases will be determined by us, in our sole discretion, based upon an evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The stock repurchase program will be in effect through February 15, 2024, unless extended or until the approved dollar amount has been used to repurchase shares. The stock repurchase program does not require us to repurchase any specific number of shares of common stock or any shares of common stock at all. Consequently, we cannot assure stockholders that any specific number of shares of common stock, if any, will be repurchased under the stock repurchase program. As of December 31, 2023, the expiration date of our stock repurchase program was February 15, 2024. The stock repurchase program may be suspended, extended, modified or discontinued at any time. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments,” as well as Note 15 to our consolidated financial statements for the year ended December 31, 2023 for a subsequent event relating to our stock repurchase program.

During the year ended December 31, 2023, there were no repurchases of our common stock under our stock repurchase program. As of December 31, 2023, the approximate dollar value of shares that may yet be purchased under the program was $1.0 billion.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG ARES CAPITAL
CORPORATION, S&P 500 INDEX AND S&P BDC INDEX

Total Return Performance

Index Value ($)
220
200
180
160
140
120
100
80
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Ares Capital
S&P 500 Index
S&P BDC Index

SOURCE:    Bloomberg
NOTES:    Assumes $100 invested on December 31, 2018 in Ares Capital, the S&P 500 Index and the S&P BDC Index. Assumes all dividends are reinvested on the respective dividend payment dates without commissions.

	Dec-18	Dec-19	Dec-20	Dec-21	Dec-22	Dec-23
Ares Capital	100.00	131.25	132.09	179.87	172.99	207.48
S&P 500 Index	100.00	131.49	155.68	200.37	164.08	207.21
S&P BDC Index	100.00	128.16	116.83	160.54	145.47	185.58

The stock performance graph and other information above shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act, as amended. The stock price performance included in the above graph is not necessarily indicative of future stock performance.

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

Stockholder transaction expenses (as a percentage of offering price):
Sales load	—	(1)
Offering expenses	—	(2)
Dividend reinvestment plan expenses	Up to $15 Transaction Fee	(3)
Total stockholder transaction expenses paid	—	(4)
Annual expenses (as a percentage of consolidated net assets attributable to common stock)(5):
Base management fees	3.18%	(6)
Income based fees and capital gains incentive fees	3.66%	(7)
Interest payments on borrowed funds	5.60%	(8)
Other expenses	0.60%	(9)
Acquired fund fees and expenses	2.98%	(10)
Total annual expenses	16.02%	(11)
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

(5)The "consolidated net assets attributable to common stock" used to calculate the percentages in this table is our average net assets of $10.4 billion for the year ended December 31, 2023.

(6)Our base management fee is calculated at an annual rate of 1.5% based on the average value of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) at the end of the two most recently completed calendar quarters; provided, however, the base management fee is calculated at an annual rate of 1.0% on the average value of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) that exceeds the product of (A) 200% and (B) our net asset value at the end of the most recently completed calendar quarter. The 3.18% reflected on the table is higher than 1.5% because it is calculated on our average net assets (rather than our average total assets) for the year ended December 31, 2023. See “Business—Investment Advisory and Management Agreement.”

(7)This item represents our investment adviser’s income based fees and capital gains incentive fees based on actual income based fees for the year ended December 31, 2023, and adding the capital gains incentive fee expense accrued in accordance with GAAP for the year ended December 31, 2023, even though there was no capital gains incentive fee actually payable under the investment advisory and management agreement as of December 31, 2023.

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

For purposes of this table, we have assumed that these fees will be payable (in the case of the capital gains incentive fee) and that they will remain constant, although they are based on our performance and will not be paid unless we achieve certain goals. We expect to invest or otherwise utilize all of the net proceeds from securities registered under our registration statement pursuant to a particular prospectus supplement within three months of the date of the offering pursuant to such prospectus supplement and may have capital gains and interest income that could result in the payment of these fees to our investment adviser in the first year after completion of such offerings. Since our IPO through December 31, 2023, the average quarterly fees accrued related to income based fees and capital gains incentive fees (including capital gains incentive fees accrued under GAAP even though they may not be payable) have been approximately 0.66% of our weighted average net assets for such period (2.65% on an annualized basis). For more detailed information about income based fees and capital gains incentive fees previously incurred by us, please see Note 3 to our consolidated financial statements for the year ended December 31, 2023.

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
See “Business—Investment Advisory and Management Agreement.”

(8)“Interest payments on borrowed funds” represents our interest expenses estimated based on our actual interest and credit facility expenses incurred for the year ended December 31, 2023, which includes the impact of interest rate swaps. During the year ended December 31, 2023, our average outstanding borrowings were approximately $11.5 billion and cash paid for interest expense was $524 million. We had outstanding borrowings of approximately $11.9 billion (with a carrying value of approximately $11.9 billion) as of December 31, 2023. This item is based on the assumption that our borrowings and interest costs after an offering will remain similar to those prior to such offering. The amount of leverage that we may employ at any particular time will depend on, among other things, our investment adviser’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. See “Risk Factors—Risks Relating to Our Business—We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.” We are currently allowed to borrow amounts such that our asset coverage, as calculated pursuant to the Investment Company Act, equals at least 150% after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”

(9)Includes our overhead expenses, including payments under our administration agreement based on our allocable portion of overhead and other expenses incurred by Ares Operations in performing its obligations under the administration agreement, and income taxes. Such expenses are estimated based on actual “Other expenses” for the year ended December 31, 2023. The holders of shares of our common stock (and not the holders of our debt securities or preferred stock, if any) indirectly bear the cost associated with our annual expenses. See “Business—Administration Agreement.”

(10)Our stockholders indirectly bear the expenses of underlying funds or other investment vehicles that would be investment companies under section 3(a) of the Investment Company Act but for the exceptions to that definition provided for in sections 3(c)(1) and 3(c)(7) of the Investment Company Act (“Acquired Funds”) in which we invest. This amount is estimated based on the estimated annual fees and operating expenses of Acquired Funds in which the Company is invested as of December 31, 2023. Certain of these Acquired Funds are subject to management fees, which generally range from 1% to 2.5% of total net assets, or incentive fees, which generally range between 15% and 25% of net profits. When applicable, fees and operating expenses estimates are based on historic fees and operating expenses for the Acquired Funds. For those Acquired Funds with little or no operating history, fees and operating expenses are estimates based on expected fees and operating expenses stated in the Acquired Funds’ offering memorandum, private placement memorandum or other similar communication without giving effect to any performance. Future fees and operating expenses for these Acquired Funds may be substantially higher or lower because certain fees and operating expenses are based on the performance of the Acquired Funds, which may fluctuate over time. Also included with the amount is an estimate of the annual fees and operating expenses of the SDLP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity—Senior Direct Lending Program” and Note 4 to our consolidated financial statements for the year ended December 31, 2023 for more information on the SDLP. The annual fees and operating expenses of the SDLP were estimated based on the funded portfolio of the SDLP as of December 31, 2023 and include interest payments on the senior notes and intermediate funding notes provided by Varagon and its clients, which represent 92% of such expenses.

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

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return (none of which is subject to the capital gains incentive fee)(1)	$(127)	$(352)	$(543)	$(908)
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return resulting entirely from net realized capital gains (all of which is subject to the capital gains incentive fee)(2)	$(137)	$(378)	$(582)	$(964)
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

SENIOR SECURITIES
(dollar amounts in millions, except per unit data)
Information about our senior securities (including preferred stock, debt securities and other indebtedness) is shown in the following tables as of the end of the last ten fiscal years. The report of our independent registered public accounting firm, KPMG LLP, on the senior securities table as of December 31, 2023, is attached as an exhibit to this annual report on Form 10-K. The “-” indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2023	$1,413	$1,937	$—	N/A
Fiscal 2022	2,246	1,772	—	N/A
Fiscal 2021	1,507	1,792	—	N/A
Fiscal 2020	1,180	1,824	—	N/A
Fiscal 2019	2,250	2,042	—	N/A
Fiscal 2018	1,064	2,362	—	N/A
Fiscal 2017	395	2,415	—	N/A
Fiscal 2016	571	2,296	—	N/A
Fiscal 2015	515	2,213	—	N/A
Fiscal 2014	170	2,292	—	N/A
Revolving Funding Facility
Fiscal 2023	$863	$1,937	$—	N/A
Fiscal 2022	800	1,772	—	N/A
Fiscal 2021	762	1,792	—	N/A
Fiscal 2020	1,027	1,824	—	N/A
Fiscal 2019	638	2,042	—	N/A
Fiscal 2018	520	2,362	—	N/A
Fiscal 2017	600	2,415	—	N/A
Fiscal 2016	155	2,296	—	N/A
Fiscal 2015	250	2,213	—	N/A
Fiscal 2014	324	2,292	—	N/A
SMBC Funding Facility
Fiscal 2023	$401	$1,937	$—	N/A
Fiscal 2022	451	1,772	—	N/A
Fiscal 2021	401	1,792	—	N/A
Fiscal 2020	453	1,824	—	N/A
Fiscal 2019	301	2,042	—	N/A
Fiscal 2018	245	2,362	—	N/A
Fiscal 2017	60	2,415	—	N/A
Fiscal 2016	105	2,296	—	N/A
Fiscal 2015	110	2,213	—	N/A
Fiscal 2014	62	2,292	—	N/A
BNP Funding Facility
Fiscal 2023	$575	$1,937	$—	N/A
Fiscal 2022	245	1,772	—	N/A
Fiscal 2021	—	1,792	—	N/A
Fiscal 2020	150	1,824	—	N/A
SBA Debentures

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Fiscal 2017	$—	$—	$—	N/A
Fiscal 2016	25	2,296	—	N/A
Fiscal 2015	22	2,213	—	N/A
February 2016 Convertible Notes
Fiscal 2015	$575	$2,213	$—	N/A
Fiscal 2014	575	2,292	—	N/A
June 2016 Convertible Notes
Fiscal 2015	$230	$2,213	$—	N/A
Fiscal 2014	230	2,292	—	N/A
2017 Convertible Notes
Fiscal 2016	$163	$2,296	$—	N/A
Fiscal 2015	163	2,213	—	N/A
Fiscal 2014	163	2,292	—	N/A
2018 Convertible Notes
Fiscal 2017	$270	$2,415	$—	N/A
Fiscal 2016	270	2,296	—	N/A
Fiscal 2015	270	2,213	—	N/A
Fiscal 2014	270	2,292	—	N/A
2019 Convertible Notes
Fiscal 2018	$300	$2,362	$—	N/A
Fiscal 2017	300	2,415	—	N/A
Fiscal 2016	300	2,296	—	N/A
Fiscal 2015	300	2,213	—	N/A
Fiscal 2014	300	2,292	—	N/A
2022 Convertible Notes
Fiscal 2021	$388	$1,792	$—	N/A
Fiscal 2020	388	1,824	—	N/A
Fiscal 2019	388	2,042	—	N/A
Fiscal 2018	388	2,362	—	N/A
Fiscal 2017	388	2,415	—	N/A
2024 Convertible Notes
Fiscal 2023	$403	$1,937	$—	N/A
Fiscal 2022	403	1,772	—	N/A
Fiscal 2021	403	1,792	—	N/A
Fiscal 2020	403	1,824	—	N/A
Fiscal 2019	403	2,042	—	N/A
2018 Notes
Fiscal 2017	$750	$2,415	$—	N/A
Fiscal 2016	750	2,296	—	N/A
Fiscal 2015	750	2,213	—	N/A
Fiscal 2014	750	2,292	—	N/A
2020 Notes
Fiscal 2018	$600	$2,362	$—	N/A
Fiscal 2017	600	2,415	—	N/A
Fiscal 2016	600	2,296	—	N/A

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Fiscal 2015	600	2,213	—	N/A
Fiscal 2014	400	2,292	—	N/A
2022 Notes
Fiscal 2020	$600	$1,824	$—	N/A
Fiscal 2019	600	2,042	—	N/A
Fiscal 2018	600	2,362	—	N/A
Fiscal 2017	600	2,415	—	N/A
Fiscal 2016	600	2,296	—	N/A
February 2022 Notes
Fiscal 2014	$144	$2,292	$—	$1,024
October 2022 Notes
Fiscal 2016	$183	$2,296	$—	$1,017
Fiscal 2015	183	2,213	—	1,011
Fiscal 2014	183	2,292	—	1,013
2040 Notes
Fiscal 2014	$200	$2,292	$—	$1,040
2023 Notes
Fiscal 2022	$750	$1,772	$—	N/A
Fiscal 2021	750	1,792	—	N/A
Fiscal 2020	750	1,824	—	N/A
Fiscal 2019	750	2,042	—	N/A
Fiscal 2018	750	2,362	—	N/A
Fiscal 2017	750	2,415	—	N/A
2024 Notes
Fiscal 2023	$900	$1,937	$—	N/A
Fiscal 2022	900	1,772	—	N/A
Fiscal 2021	900	1,792	—	N/A
Fiscal 2020	900	1,824	—	N/A
Fiscal 2019	900	2,042	—	N/A
March 2025 Notes
Fiscal 2023	$600	$1,937	$—	N/A
Fiscal 2022	600	1,772	—	N/A
Fiscal 2021	600	1,792	—	N/A
Fiscal 2020	600	1,824	—	N/A
Fiscal 2019	600	2,042	—	N/A
Fiscal 2018	600	2,362	—	N/A
July 2025 Notes
Fiscal 2023	$1,250	$1,937	$—	N/A
Fiscal 2022	1,250	1,772	—	N/A
Fiscal 2021	1,250	1,792	—	N/A
Fiscal 2020	750	1,824	—	N/A
January 2026 Notes
Fiscal 2023	$1,150	$1,937	$—	N/A
Fiscal 2022	1,150	1,772	—	N/A
Fiscal 2021	1,150	1,792	—	N/A

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Fiscal 2020	1,150	1,824	—	N/A
July 2026 Notes
Fiscal 2023	$1,000	$1,937	$—	N/A
Fiscal 2022	1,000	1,772	—	N/A
Fiscal 2021	1,000	1,792	—	N/A
January 2027 Notes
Fiscal 2023	$900	$1,937	$—	N/A
June 2027 Notes
Fiscal 2023	$500	$1,937	$—	N/A
Fiscal 2022	500	1,772	—	N/A
2028 Notes
Fiscal 2023	$1,250	$1,937	$—	N/A
Fiscal 2022	1,250	1,772	—	N/A
Fiscal 2021	1,250	1,792	—	N/A
2031 Notes
Fiscal 2023	$700	$1.937	$—	N/A
Fiscal 2022	700	1,772	—	N/A
Fiscal 2021	700	1,792	—	N/A
2047 Notes
Fiscal 2020	$230	$1,824	$—	$1,013
Fiscal 2019	230	2,042	—	1,033
Fiscal 2018	230	2,362	—	1,013
Fiscal 2017	230	2,415	—	1,021
Fiscal 2016	230	2,296	—	1,015
Fiscal 2015	230	2,213	—	1,011
Fiscal 2014	230	2,292	—	985
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

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report. In addition, some of the statements in this Annual Report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of Ares Capital Corporation (the “Company,” “Ares Capital,” “we,” “us,” or “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

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

•the Israel-Hamas war;

•the Russia-Ukraine war and the potential for volatility in energy prices and other commodities and their impact on the industries in which we invest;

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

Since our initial public offering (“IPO”) on October 8, 2004 through December 31, 2023, our exited investments resulted in an asset level realized gross internal rate of return to us of approximately 13% (based on original cash invested, net of syndications, of approximately $42.1 billion and total proceeds from such exited investments of approximately $53.7 billion). Internal rate of return is the discount rate that makes the net present value of all cash flows related to a particular investment equal to zero. Internal rate of return is gross of expenses related to investments as these expenses are not allocable to specific investments. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of a debt investment or sale of an investment or through the determination that no further consideration was collectible and, thus, a loss may have been realized.

Additionally, since our IPO on October 8, 2004 through December 31, 2023, our realized gains have exceeded our realized losses by approximately $0.9 billion (excluding a one-time gain on the acquisition of Allied Capital Corporation in April 2010 (the “Allied Acquisition”) and realized gains/losses from the extinguishment of debt and other transactions). For the same time period, our average annualized net realized gain rate was approximately 0.9% (excluding a one-time gain on the Allied Acquisition and realized gains/losses from the extinguishment of debt and other transactions). Net realized gain/loss rates for a particular period are the amount of net realized gains/losses during such period divided by the average quarterly investments at amortized cost in such period.

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

MACROECONOMIC ENVIRONMENT

Credit markets continued to be under pressure during 2023 amid a risk-off environment and sustained macro-economic uncertainty due to rising Treasury yields, record-high inflation, tighter financial conditions, financial market instability and growing recession risk. Central banks have remained focused on restoring price stability by raising interest rates and have signaled that growth may be hindered until inflation comes under control.

PORTFOLIO AND INVESTMENT ACTIVITY

Our investment activity for the years ended December 31, 2023 and 2022 is presented below.

	For the Years Ended December 31,
(dollar amounts in millions)	2023	2022
New investment commitments(1):
New portfolio companies	$2,061	$4,629
Existing portfolio companies	3,905	5,241
Total new investment commitments(2)	$5,966	$9,870
Less:
Investment commitments exited(3)	(5,729)	(7,953)
Net investment commitments	$237	$1,917
Principal amount of investments funded:
First lien senior secured loans(4)	$4,344	$6,141
Second lien senior secured loans	176	536
Subordinated certificates of the SDLP(5)	179	318
Senior subordinated loans	202	308
Preferred equity	298	558
Ivy Hill Asset Management, L.P.(6)	470	1,544
Other equity	151	317
Total	$5,820	$9,722
Principal amount of investments sold or repaid:
First lien senior secured loans(4)	$3,782	$6,014
Second lien senior secured loans	431	996
Subordinated certificates of the SDLP(5)	137	31
Senior subordinated loans	235	65
Preferred equity	169	188
Ivy Hill Asset Management, L.P.(6)	755	277
Other equity	60	209
Total	$5,569	$7,780
Number of new investment commitments(7)	202	183
Average new investment commitment amount	$30	$54
Weighted average term for new investment commitments (in months)	69	65
Percentage of new investment commitments at floating rates	84%	82%
Percentage of new investment commitments at fixed rates	7%	6%
Weighted average yield of debt and other income producing securities(8):
Funded during the period at amortized cost	12.1%	9.7%
Funded during the period at fair value(9)	12.2%	9.7%
Exited or repaid during the period at amortized cost	11.9%	8.4%
Exited or repaid during the period at fair value(9)	12.2%	8.4%
_______________________________________________________________________________

(1)New investment commitments include new agreements to fund revolving loans or delayed draw loans. See Note 7 to our consolidated financial statements for the year ended December 31, 2023 for more information on our commitments to fund revolving loans or delayed draw loans.

(2)Includes both funded and unfunded commitments. Of these new investment commitments, we funded $4.6 billion and $8.7 billion for the years ended December 31, 2023 and 2022, respectively.

(3)Includes both funded and unfunded commitments. For the years ended December 31, 2023 and 2022, investment commitments exited included exits of unfunded commitments of $779 million and $757 million, respectively.

(4)For the year ended December 31, 2023, net repayments of first lien secured revolving loans were $327 million. For the year ended December 31, 2022, net fundings of first lien secured revolving loans were $275 million.

(5)See “Senior Direct Lending Program” below and Note 4 to our consolidated financial statements for the year ended December 31, 2023 for more information on the SDLP (as defined below).

(6)Includes our subordinated loan and equity investments in IHAM (as defined below), as applicable. See “Ivy Hill Asset Management, L.P.” below and Note 4 to our consolidated financial statements for the year ended December 31, 2023 for more information on IHAM.

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

(9)Represents fair value for investments in the portfolio as of the most recent prior quarter end, if applicable.

As of December 31, 2023 and 2022, our investments consisted of the following:

	As of December 31,
	2023		2022
(in millions)	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans(2)	$10,313	$10,081	$9,684	$9,373
Second lien senior secured loans	3,980	3,753	4,218	3,934
Subordinated certificates of the SDLP(3)	1,316	1,288	1,274	1,249
Senior subordinated loans	1,150	1,096	1,163	1,079
Preferred equity	2,457	2,460	2,095	2,027
Ivy Hill Asset Management, L.P.(4)	1,763	1,987	2,048	2,201
Other equity	1,689	2,209	1,561	1,917
Total	$22,668	$22,874	$22,043	$21,780
_______________________________________________________________________________

(1)The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest or dividends.

(2)First lien senior secured loans include certain loans that we classify as “unitranche” loans. The total amortized cost and fair value of the loans that we classified as “unitranche” loans were $5.8 billion and $5.7 billion, respectively, as of December 31, 2023, and $5.0 billion and $4.8 billion, respectively, as of December 31, 2022.

(3)The proceeds from these certificates were applied to co-investments with Varagon Capital Partners (“Varagon”) and its clients to fund first lien senior secured loans to 22 and 22 different borrowers as of December 31, 2023 and 2022, respectively.

(4)Includes our subordinated loan and equity investments in IHAM, as applicable.

We have commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) our discretion. Our commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels). We are also party to subscription agreements to fund equity investments. See Note 7 to our consolidated financial statements for the year ended December 31, 2023 for more information on our unfunded commitments, including commitments to issue letters of credit, related to certain of our portfolio companies.

The weighted average yields at amortized cost and fair value of the following portions of our portfolio as of December 31, 2023 and 2022 were as follows:

	As of December 31,
	2023		2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and other income producing securities(1)	12.5%	12.5%	11.6%	11.9%
Total portfolio(2)	11.3%	11.2%	10.5%	10.6%
First lien senior secured loans(3)	11.7%	11.9%	10.7%	11.1%
Second lien senior secured loans(3)	12.7%	13.4%	11.6%	12.5%
Subordinated certificates of the SDLP(3)(6)	13.6%	13.9%	13.5%	13.8%
Senior subordinated loans(3)	12.5%	13.1%	10.8%	11.3%
Ivy Hill Asset Management L.P.(4)	15.1%	13.3%	14.2%	12.9%
Other income producing equity securities(5)	11.3%	11.2%	11.4%	11.4%
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

Investment grade	Description
4	Involves the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit.
3	Involves a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and the risk factors to our ability to ultimately recoup the cost of our investment are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a grade of 3.
2	Indicates that the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not more than 120 days past due. For investments graded 2, our investment adviser enhances its level of scrutiny over the monitoring of such portfolio company.
1	Indicates that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 1, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 1, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit. For investments graded 1, our investment adviser enhances its level of scrutiny over the monitoring of such portfolio company.

Set forth below is the grade distribution of our portfolio companies as of December 31, 2023 and 2022:

	As of December 31,
	2023				2022
(dollar amounts in millions)	Fair Value	%	Number of Companies	%	Fair Value	%	Number of Companies	%
Grade 4	$4,222	18.5%	64	12.7%	$5,051	23.2%	80	17.1%
Grade 3	17,174	75.1	386	76.4	15,279	70.1	327	70.2
Grade 2	1,333	5.8	35	6.9	1,342	6.2	40	8.6
Grade 1	145	0.6	20	4.0	108	0.5	19	4.1
Total	$22,874	100.0%	505	100.0%	$21,780	100.0%	466	100.0%

As of December 31, 2023 and 2022, the weighted average grade of the investments in our portfolio at fair value was 3.1 and 3.2, respectively.

As of December 31, 2023 and 2022, loans on non-accrual status represented 1.3% of the total investments at amortized cost (or 0.6% at fair value) and 1.7% at amortized cost (or 1.1% at fair value), respectively.

Ivy Hill Asset Management, L.P.

Ivy Hill Asset Management, L.P. (“IHAM”), our wholly owned portfolio company, is an asset manager and an SEC-registered investment adviser. As of December 31, 2023, IHAM had assets under management of approximately $13.5 billion. As of December 31, 2023, IHAM managed 20 vehicles (the “IHAM Vehicles”). IHAM earns fee income from managing the IHAM Vehicles and has also invested in certain of these vehicles as part of its business strategy. The amortized cost of IHAM’s total investments as of December 31, 2023 and 2022 was $2,288 million and $2,370 million, respectively. For the years ended December 31, 2023 and 2022, IHAM had management and incentive fee income of $56 million and $49 million, respectively, and other investment-related income of $328 million and $188 million, respectively, which included net realized gains or losses on investments and other transactions.

 The amortized cost and fair value of our investments in IHAM as of December 31, 2023 and 2022 were as follows:

	As of December 31,
	2023		2022
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated loan	$62	$62	$500	$500
Equity	1,701	1,925	1,548	1,701
Total investment in IHAM	$1,763	$1,987	$2,048	$2,201

The interest income and dividend income that we earned from IHAM for the years ended December 31, 2023 and 2022 were as follows:

	For the Years Ended December 31,
(in millions)	2023	2022
Interest income	$29	$23
Dividend income	$243	$205

From time to time, IHAM or certain IHAM Vehicles may purchase investments from, or sell investments to, us. For any such sales or purchases by the IHAM Vehicles to or from us, the IHAM Vehicle must obtain approval from third parties unaffiliated with us or IHAM, as applicable. During the years ended December 31, 2023 and 2022, IHAM or certain of the IHAM Vehicles purchased $1.2 billion and $3.4 billion, respectively, of loans from us. For the years ended December 31, 2023 and 2022, we recognized $13 million and $20 million, respectively, of net realized losses from these sales. During the years ended December 31, 2023 and 2022, we purchased $85 million and $27 million, respectively, of investments from IHAM or certain IHAM Vehicles.

The yields at amortized cost and fair value of our investments in IHAM as of December 31, 2023 and 2022 were as follows:

	As of December 31,
	2023		2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated loan	12.0%	12.0%	11.0%	11.0%
Equity(1)	15.1%	13.3%	14.2%	12.9%
_______________________________________________________________________________

(1)Represents the yield on our equity investment in IHAM, which is computed as (a) the annualized amount of the dividend received by us related to our equity investment in IHAM during the most recent quarter end, divided by (b) the amortized cost or fair value of our equity investment in IHAM, as applicable.

Selected Financial Information

Pursuant to Rule 4-08(g) of Regulation S-X, selected financial information of IHAM, in conformity with U.S. generally accepted accounting principles (“GAAP”), as of and for the years ended December 31, 2023 and 2022 are presented below.

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

	As of December 31, 2023
(in millions)	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Balance Sheet Information:
Assets
Investments at fair value(2)	$2,274	$9,392	$(2,265)	$9,401
Cash and cash equivalents	9	707	—	716
Other assets	70	100	(68)	102
Total assets	$2,353	$10,199	$(2,333)	$10,219

Liabilities
Debt	$462	$7,459	$—	$7,921
Subordinated note from ARCC	62	—	—	62
Subordinated notes(3)	—	1,280	(992)	288
Other liabilities	17	189	(16)	190
Total liabilities	541	8,928	(1,008)	8,461
Equity
Contributed capital	1,701	—	—	1,701
Accumulated earnings	126	—	—	126
Net unrealized losses on investments and foreign currency transactions	(15)	—	—	(15)
Non-controlling interests in Consolidated IHAM Vehicles(4)	—	1,271	(1,325)	(54)
Total equity	1,812	1,271	(1,325)	1,758
Total liabilities and equity	$2,353	$10,199	$(2,333)	$10,219

	As of December 31, 2022
(in millions)	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Balance Sheet Information:
Assets
Investments at fair value(2)	$2,340	$8,973	$(2,315)	$8,998
Cash and cash equivalents	5	499	—	504
Other assets	56	94	(51)	99
Total assets	$2,401	$9,566	$(2,366)	$9,601

Liabilities
Debt	$308	$6,968	$—	$7,276
Subordinated note from ARCC	500	—	—	500
Subordinated notes(3)	—	1,374	(1,093)	281
Other liabilities	18	129	(15)	132
Total liabilities	826	8,471	(1,108)	8,189
Equity
Contributed capital	1,547	—	—	1,547
Accumulated earnings	61	—	—	61
Net unrealized losses on investments and foreign currency transactions	(33)	—	—	(33)
Non-controlling interests in Consolidated IHAM Vehicles(4)	—	1,095	(1,258)	(163)
Total equity	1,575	1,095	(1,258)	1,412
Total liabilities and equity	$2,401	$9,566	$(2,366)	$9,601

(1)Consolidated for GAAP purposes only.

(2)The determination of such fair value is determined in accordance with IHAM’s valuation procedures (separate and apart from our valuation process described elsewhere herein). The amortized cost of IHAM’s total investments as of December 31, 2023 and 2022 was $2,288 million and $2,370 million, respectively. The amortized cost of the total investments of IHAM on a consolidated basis as of December 31, 2023 and 2022 was $9,619 million and $9,306 million, respectively.

(3)Subordinated notes generally represent the most junior capital in certain of the Consolidated IHAM Vehicles and effectively represent equity in such vehicles.

(4)Non-controlling interests in Consolidated IHAM Vehicles includes net unrealized depreciation in the Consolidated IHAM Vehicles of $221 million and $309 million as of December 31, 2023 and 2022, respectively.

	For the Year Ended December 31, 2023
(in millions)	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Statement of Operations Information:
Revenues
Investment income	$347	$1,097	$(343)	$1,101
Management fees and other income	56	8	(54)	10
Total revenues	403	1,105	(397)	1,111
Expenses
Interest expense	61	580	—	641
Distributions to subordinated notes	—	193	(150)	43
Management fees and other expenses	15	75	(54)	36
Total expenses	76	848	(204)	720
Net operating income	327	257	(193)	391
Net realized (losses) gains on investments and other transactions	(19)	2	(29)	(46)
Net unrealized gains on investments and other transactions	18	93	(18)	93
Total net realized and unrealized (losses) gains on investments and other transactions	(1)	95	(47)	47
Net income	326	352	(240)	438
Less: Net income attributable to non-controlling interests in Consolidated IHAM Vehicles	—	352	(240)	112
Net income attributable to Ivy Hill Asset Management, L.P.	$326	$—	$—	$326

	For the Year Ended December 31, 2022
(in millions)	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Statement of Operations Information:
Revenues
Investment income	$188	$594	$(185)	$597
Management fees and other income	49	7	(46)	10
Total revenues	237	601	(231)	607
Expenses
Interest expense	35	264	—	299
Distributions to subordinated notes	—	127	(95)	32
Management fees and other expenses	14	56	(46)	24
Total expenses	49	447	(141)	355
Net operating income	188	154	(90)	252
Net realized losses on investments and other transactions	—	(12)	—	(12)
Net unrealized loss on investments and other transactions	(33)	(279)	31	(281)
Total net realized and unrealized losses on investments and other transactions	(33)	(291)	31	(293)
Net income (loss)	155	(137)	(59)	(41)
Less: Net loss attributable to non-controlling interests in Consolidated IHAM Vehicles	—	(137)	(59)	(196)
Net income attributable to Ivy Hill Asset Management, L.P.	$155	$—	$—	$155

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

We provide capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and the SDLP Certificates. As of December 31, 2023, we and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates.

As of December 31, 2023 and 2022, we and Varagon and its clients had agreed to make capital available to the SDLP of $6.2 billion and $6.2 billion, respectively, in the aggregate, of which $1.4 billion and $1.4 billion, respectively, is to be made available from us. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP. Below is a summary of the funded capital and unfunded capital commitments of the SDLP.

	As of December 31,
(in millions)	2023	2022
Total capital funded to the SDLP(1)	$5,361	$5,127
Total capital funded to the SDLP by the Company(1)	$1,328	$1,274
Total unfunded capital commitments to the SDLP(2)	$260	$294
Total unfunded capital commitments to the SDLP by the Company(2)	$60	$68
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

The amortized cost and fair value of our SDLP Certificates and our yield on our investment in the SDLP Certificates at amortized cost and fair value as of December 31, 2023 and 2022 were as follows:

	As of December 31,
	2023		2022
(dollar amounts in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment in the SDLP Certificates	$1,316	$1,288	$1,274	$1,249
Yield on the investment in the SDLP Certificates	13.6%	13.9%	13.5%	13.8%

The interest income from our investment in the SDLP Certificates and capital structuring service and other fees earned for the years ended December 31, 2023 and 2022 were as follows:

	For the Years Ended December 31,
(in millions)	2023	2022
Interest income	$174	$146
Capital structuring service and other fees	$13	$22

As of December 31, 2023 and 2022, the SDLP portfolio was comprised entirely of first lien senior secured loans primarily to U.S. middle-market companies and were in industries similar to the companies in our portfolio. As of December

31, 2023 and 2022, one of the loans was on non-accrual status. Below is a summary of the SDLP’s portfolio as of December 31, 2023 and 2022:

	As of
(dollar amounts in millions)	2023	2022
Total first lien senior secured loans(1)(2)	$5,431	$5,174
Weighted average yield on first lien senior secured loans(3)	10.4%	10.1%
Largest loan to a single borrower(1)	$370	$377
Total of five largest loans to borrowers(1)	$1,650	$1,631
Number of borrowers in the SDLP	22	22
Commitments to fund delayed draw loans(4)	$260	$294
_______________________________________________________________________________

(1)At principal amount.

(2)First lien senior secured loans include certain loans that the SDLP classifies as “unitranche” loans. As of December 31, 2023 and 2022, the total principal amount of loans in the SDLP portfolio that the SDLP classified as “unitranche” loans was $4,558 million and $4,108 million, respectively.

(3) Computed as (a) the annual stated interest rate on accruing first lien senior secured loans, divided by (b) total first lien senior secured loans at principal amount.

(4)As discussed above, these commitments have been approved by the investment committee of the SDLP.

Pursuant to Rule 4-08(g) of Regulation S-X, selected financial information of the SDLP, in conformity with GAAP, as of and for the years ended December 31, 2023 and 2022 are presented below:

	As of December 31,
(in millions)	2023	2022
Selected Balance Sheet Information:
Investments at fair value (amortized cost of $5,267 and $5,166, respectively)	$5,129	$4,958
Other assets	192	150
Total assets	$5,321	$5,108

Senior notes	$3,705	$3,538
Intermediate funding notes	139	132
Other liabilities	136	110
Total liabilities	3,980	3,780
Subordinated certificates and members’ capital	1,341	1,328
Total liabilities and members’ capital	$5,321	$5,108

	For the Years Ended December 31,
(in millions)	2023	2022
Selected Statement of Operations Information:
Total investment income	$570	$365
Interest expense	296	155
Other expenses	23	20
Total expenses	319	175
Net investment income	251	190
Net realized and unrealized losses on investments	(73)	(147)
Net increase in members’ capital resulting from operations	$178	$43

SDLP Loan Portfolio as of December 31, 2023

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount	Fair Value(2)
Arrowhead Holdco Company (3)(4)	Distributor of non-discretionary, mission-critical aftermarket replacement parts	08/2028	10.0%	$271.6	$244.4
Benecon Midco II LLC (3)(4)	Employee benefits provider for small and mid-size employers	12/2026	10.7%	170.2	170.2
Center for Autism and Related Disorders, LLC (3)(5)	Autism treatment and services provider specializing in applied behavior analysis therapy	11/2024		164.3	—
Concert Golf Partners Holdco LLC (3)	Golf club owner and operator	04/2029	11.2%	273.5	273.5
Emergency Communications Network, LLC (3)	Provider of mission critical emergency mass notification solutions	06/2024	14.1%	252.3	219.5
Excelligence Holdings Corp. (3)	Developer, manufacturer and retailer of educational products	01/2024	11.5%	145.4	145.4
FS Squared Holding Corp. (3)(4)	Provider of on-site vending and micro market solutions	03/2025	10.8%	323.3	323.3
Harvey Tool Company, LLC (3)	Manufacturer of cutting tools used in the metalworking industry	10/2027	11.0%	256.6	254.0
HGC Holdings, LLC (3)	Operator of golf facilities	06/2026	11.2%	232.0	232.0
ISQ Hawkeye Holdco, Inc. (3)(4)	Provider of commercial and industrial waste processing and disposal services	08/2029	11.4%	295.6	295.6
Manna Pro Products, LLC (3)	Manufacturer and supplier of specialty nutrition and care products for animals	12/2026	11.5%	267.5	251.5
NCWS Intermediate, Inc. (3)(4)	Manufacturer and supplier of car wash equipment, parts and supplies to the conveyorized car wash market	12/2026	11.6%	279.7	279.7
North Haven Falcon Buyer, LLC (3)(4)	Manufacturer of aftermarket golf cart parts and accessories	05/2027	13.5%	224.5	181.8
Pegasus Global Enterprise Holdings, LLC (3)(4)	Provider of plant maintenance and scheduling software	05/2025	10.7%	334.9	334.9
Penn Detroit Diesel Allison, LLC	Distributor of aftermarket parts to the heavy-duty truck industry	12/2027	11.7%	32.9	32.9
Precinmac (US) Holdings Inc. and Trimaster Manufacturing Inc. (3)(4)	Manufacturer of high-tolerance precision machined components and assemblies for the aerospace and defense industry	08/2027	11.5%	256.1	253.5
Pritchard Industries, LLC (3)(4)	Provider of janitorial and facilities management services	10/2027	11.0%	245.2	240.3
Qnnect, LLC (3)(4)	Manufacturer of highly engineered hermetic packaging products	11/2029	12.4%	278.3	278.3
THG Acquisition, LLC (3)	Multi-line insurance broker	12/2026	11.2%	325.5	325.3
Triwizard Holdings, Inc. (4)	Hotel, gaming, restaurants and leisure	06/2029	11.7%	169.2	169.2
Valcourt Holdings II, LLC and Jobs Holdings, Inc. (3)	Provider of window cleaning and building facade maintenance and restoration services	11/2029	11.3%	262.5	257.3
Walnut Parent, Inc. (3)	Manufacturer of natural solution pest and animal control products	11/2027	11.0%	370.2	366.5
				$5,431.3	$5,129.1
____________________________________________________________________________

(1)Represents the weighted average annual stated interest rate as of December 31, 2023. All interest rates are payable in cash, except for portions of the stated interest rates which are PIK for investments in Emergency Communications Network, LLC and North Haven Falcon Buyer, LLC.

(2)Represents the fair value in accordance with Accounting Standards Codification 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”). The determination of such fair value is not included in our valuation process described elsewhere herein.

(3)We also hold a portion of this company’s first lien senior secured loan.

(4)We hold an equity investment in this company.

(5)Loan was on non-accrual status as of December 31, 2023.

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

RESULTS OF OPERATIONS

For the years ended December 31, 2023 and 2022

Operating results for the years ended December 31, 2023 and 2022 were as follows:

	For the Years Ended December 31,
(in millions)	2023	2022
Total investment income	$2,614	$2,096
Total expenses	1,328	949
Net investment income before income taxes	1,286	1,147
Income tax expense, including excise tax	20	55
Net investment income	1,266	1,092
Net realized (losses) gains on investments, foreign currency and other transactions	(179)	81
Net unrealized gains (losses) on investments, foreign currency and other transactions	435	(525)
Realized loss on extinguishment of debt	—	(48)
Net increase in stockholders’ equity resulting from operations	$1,522	$600
Net income can vary substantially from period to period due to various factors, including acquisitions, the level of new investment commitments, the level of base interest rates and the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net increase in stockholders’ equity resulting from operations may not be meaningful.

Investment Income

	For the Years Ended December 31,
(in millions)	2023	2022
Interest income from investments	$1,962	$1,470
Capital structuring service fees	92	153
Dividend income	501	424
Other income	59	49
Total investment income	$2,614	$2,096

Interest income from investments for the year ended December 31, 2023 increased from the comparable period in 2022 primarily as a result of the impact of rising interest rates as well as an increase in the average size of our portfolio. The average size and weighted average yield of our portfolio at amortized cost for the years ended December 31, 2023 and 2022 were as follows:

	For the Years Ended December 31,
(dollar amounts in millions)	2023	2022
Average size of portfolio(1)	$21,834	$20,704
Weighted average yield on portfolio	11.2%	9.0%

_______________________________________________________________________________

(1)    Includes non-interest earning investments.

Capital structuring service fees for the year ended December 31, 2023 decreased from the comparable period in 2022 primarily due to a decrease in new investment commitments. The lower weighted average capital structuring service fee percentage during the year ended December 31, 2023 was primarily due to lower fee opportunities as compared to the comparable period in 2022. The new investment commitments and weighted average capital structuring service fee percentages for the years ended December 31, 2023 and 2022 were as follows:

	For the Years Ended December 31,
(dollar amounts in millions)	2023	2022
New investment commitments(1)	$5,496	$8,326
Weighted average capital structuring service fee percentages(1)	1.7%	1.8%
_______________________________________________________________________________

(1)Excludes $470 million and $1,544 million of investment commitments to IHAM for the years ended December 31, 2023 and 2022, respectively.

Dividend income for the years ended December 31, 2023 and 2022 were as follows:

	For the Years Ended December 31,
(in millions)	2023	2022
Dividend income received from IHAM	$243	$205
Recurring dividend income	236	189
Non-recurring dividend income	22	30
Total dividend income	$501	$424

Dividend income received from IHAM for the year ended December 31, 2023 increased from the comparable period in 2022 primarily due to the continued increase in IHAM's earnings given the increase in its assets under management, which generally has been supported by our additional investments in IHAM. Recurring dividend income for the year ended December 31, 2023 increased from the comparable period in 2022 primarily due to an increase in yielding preferred equity investments.

Operating Expenses

	For the Years Ended December 31,
(in millions)	2023	2022
Interest and credit facility fees	$582	$455
Base management fees	323	305
Income based fees	328	252
Capital gains incentive fees(1)	53	(101)
Administrative and other fees	13	11
Other general and administrative	29	27
Total expenses	$1,328	$949
_______________________________________________________________________________

(1)Calculated in accordance with GAAP as discussed below.

Interest and credit facility fees for the years ended December 31, 2023 and 2022, were comprised of the following:

	For the Years Ended December 31,
(in millions)	2023	2022
Stated interest expense(1)	$535	$411
Credit facility fees	21	18
Amortization of debt issuance costs	31	30
Net amortization of premium on notes payable	(5)	(4)
Total interest and credit facility fees	$582	$455
________________________________________

(1)Includes the net interest expense related to the interest rate swaps for the year ended December 31, 2023.

Stated interest expense for the year ended December 31, 2023 increased from the comparable period in 2022 primarily due to the impact of rising interest rates on our floating rate revolving facilities. Our weighted average stated interest rate on debt outstanding for the year ended December 31, 2023 increased from the comparable period in 2022 due to the impact of rising interest rates and higher utilization of our floating rate revolving facilities. Average debt outstanding and weighted average stated interest rate on our debt outstanding for the years ended December 31, 2023 and 2022 were as follows:

	For the Years Ended December 31,
(dollar amounts in millions)	2023	2022
Average debt outstanding	$11,537	$11,530
Weighted average stated interest rate on debt(1)	4.8%	3.6%
________________________________________

(1)The weighted average stated interest rate on our debt outstanding for the year ended December 31, 2023 includes the impact of interest rate swaps. See Note 6 to our consolidated financial statements for the year ended December 31, 2023, for more information on the interest rate swaps.

Base management fees for the year ended December 31, 2023 increased from the comparable period in 2022 primarily due to the increase in the average size of our portfolio.

Income based fees for the year ended December 31, 2023 increased from the comparable period in 2022 primarily due to the pre-incentive fee net investment income, as defined in the investment advisory and management agreement, for the year ended December 31, 2023 being higher than in the comparable period in 2022.

For the year ended December 31, 2023, the capital gains incentive fee calculated in accordance with GAAP was $53 million. For the year ended December 31, 2022, the reduction in the capital gains incentive fee calculated in accordance with GAAP was $101 million. The capital gains incentive fee accrual for the year ended December 31, 2023 changed from the comparable period in 2022 primarily due to net gains on investments, foreign currency, other transactions and the extinguishment of debt of $256 million compared to net losses of $492 million for the year ended December 31, 2022. The capital gains incentive fee accrued under GAAP includes an accrual related to unrealized capital appreciation, whereas the capital gains incentive fee actually payable under our investment advisory and management agreement does not. There can be no assurance that such unrealized capital appreciation will be realized in the future. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. As of December 31, 2023, there was $88 million of capital gains incentive fees accrued in accordance with GAAP. As of December 31, 2023, there was no capital gains incentive fee actually payable under our investment advisory and management agreement. See Note 3 to our consolidated financial statements for the year ended December 31, 2023, for more information on the base management fees, income based fees and capital gains incentive fees.

Cash payment of any income based fees and capital gains incentive fees otherwise earned by our investment adviser is deferred if during the most recent four full calendar quarter period ending on or prior to the date such payment is to be made the sum of (a) the aggregate distributions to our stockholders and (b) the change in net assets (defined as total assets less indebtedness and before taking into account any income based fees and capital gains incentive fees payable during the period) is less than 7.0% of our net assets (defined as total assets less indebtedness) at the beginning of such period. These calculations will be adjusted for any share issuances or repurchases. Any income based fees and capital gains incentive fees deferred for payment are carried over for payment in subsequent calculation periods to the extent such fees are payable under the terms of the investment advisory and management agreement. Pursuant to the terms of the investment advisory and management agreement, payment of $81 million of the income based fees earned by our investment adviser for the fourth quarter of 2022 had been previously deferred. The deferred income based fees were paid in the second quarter of 2023 pursuant to the terms of the investment advisory and management agreement. See Note 3 to our consolidated financial statements for the year ended December 31, 2023, for more information on the related deferral terms.

Administrative and other fees represent fees paid to Ares Operations and our investment adviser for our allocable portion of overhead and other expenses incurred by Ares Operations and our investment adviser in performing their obligations under the administration agreement and the investment advisory and management agreement, respectively, including our allocable portion of the compensation, rent and other expenses of certain of our corporate officers and their respective staffs. See Note 3 to our consolidated financial statements for the year ended December 31, 2023, for more information on the administrative and other fees.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the years ended December 31, 2023 and 2022, we recorded a net expense of $23 million and $30 million, respectively, for U.S. federal excise tax.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the years ended December 31, 2023 and 2022, we recorded a net tax (benefit) expense of $(3) million and $25 million, respectively, for these subsidiaries. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.

Net Realized Gains/Losses

The net realized gains (losses) from the sales, repayments or exits of investments during the years ended December 31, 2023 and 2022 were comprised of the following:

	For the Years Ended December 31,
(in millions)	2023	2022
Sales, repayments or exits of investments(1)	$5,354	$7,757
Net realized gains (losses) on investments:
Gross realized gains	$107	$235
Gross realized losses	(262)	(211)
Total net realized (losses) gains on investments	$(155)	$24
_______________________________________________________________________________

(1)Includes $1.2 billion and $3.4 billion of loans sold to IHAM and certain vehicles managed by IHAM during the years ended December 31, 2023 and 2022, respectively. Net realized losses of $13 million and $20 million, respectively, were recorded on these transactions with IHAM during the years ended December 31, 2023 and 2022. See Note 4 to our consolidated financial statements for the year ended December 31, 2023 for more information on IHAM and its managed vehicles.

The net realized losses on investments during the year ended December 31, 2023 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Cipriani USA, Inc. and Cipriani Group Holding S.A.R.L.	$18
DFC Global Facility Borrower III LLC	(12)
Benefytt Technologies, Inc.	(17)
JDC Healthcare Management, LLC	(19)
Visual Edge Technology, Inc.	(48)
National College of Business and Technology Inc. & Leeds IV Advisors, Inc.	(48)
ADG, LLC, GEDC Equity, LLC and RC IV GEDC Investor LLC	(82)
Other, net	53
Total	$(155)

During the year ended December 31, 2023, we also recognized net realized losses on foreign currency and other transactions of $24 million.

The net realized gains on investments during the year ended December 31, 2022 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Alcami Corporation and ACM Note Holdings, LLC	$66
Athenahealth, Inc., VVC Holding Corp., Virence Intermediate Holding Corp., and Virence Holdings LLC	38
Primrose Holding Corporation	29
IRI Holdings, Inc., IRI Group Holdings, Inc. and IRI Parent, L.P.	22
Navisun LLC and Navisun Holdings LLC	19
Bearcat Buyer, Inc. and Bearcat Parent, Inc.	16
Sundance Energy Inc.	(23)
Teligent, Inc	(30)
PhyMED Management LLC	(55)
Eckler Industries, Inc. and Eckler Purchaser LLC	(57)
Other, net	(1)
Total	$24

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

Net Unrealized Gains/Losses

We value our portfolio investments quarterly and the changes in value are recorded as unrealized gains or losses in our consolidated statement of operations. Net unrealized gains and losses on investments for the years ended December 31, 2023 and 2022, were comprised of the following:

	For the Years Ended December 31,
(in millions)	2023	2022
Unrealized appreciation	$798	$460
Unrealized depreciation	(506)	(997)
Net unrealized depreciation reversed related to net realized gains or losses(1)	137	24
Total net unrealized gains (losses) on investments	$429	$(513)
_______________________________________________________________________________

(1)The net unrealized depreciation reversed related to net realized gains or losses represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior period.

For the year ended December 31, 2023, the net unrealized gains recorded on investments were largely due to the reversal of net unrealized depreciation recorded during 2022, as well as an increase in the fair value of certain of our portfolio company investments. For the year ended December 31, 2022, the net unrealized losses recorded on investments were largely due to declining prices in the credit and equity markets as market participants expected a higher return on similar investments as a result of the higher rate environment.

The changes in net unrealized appreciation and depreciation on investments during the year ended December 31, 2023 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Ivy Hill Asset Management, L.P.	$70
Heelstone Renewable Energy, LLC and Heelstone Renewable Energy Investors, LLC	65
Cloud Software Group, Inc., Picard Parent, Inc., Cloud Software Group Holdings, Inc., Picard HoldCo, LLC and Elliott Alto Co-Investor Aggregator L.P.	42
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation	35
Storm Investment S.a.r.l.	33
Accommodations Plus Technologies LLC and Accommodations Plus Technologies Holdings LLC	23
Benecon Midco II LLC and Locutus Holdco LLC	22
High Street Buyer, Inc. and High Street Holdco LLC	15
Cornerstone OnDemand, Inc. and Sunshine Software Holdings, Inc.	15
Mitchell International, Inc.	15
SHO Holding I Corporation, Shoes For Crews (Europe) Limited and Never Slip TopCo, Inc.	(50)
Potomac Intermediate Holdings II LLC	(68)
Other, net	75
Total	$292

During the year ended December 31, 2023, we also recognized net unrealized gains on foreign currency and other transactions of $6 million.

The changes in net unrealized appreciation and depreciation on investments during the year ended December 31, 2022 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Apex Clean Energy TopCo, LLC	$53
Heelstone Renewable Energy, LLC and Heelstone Renewable Energy Investors, LLC	43
Production Resource Group, L.L.C. and PRG III, LLC	34
VPROP Operating, LLC and V SandCo, LLC	33
Moon Valley Nursery of Arizona Retail, LLC, Moon Valley Nursery Farm Holdings, LLC, Moon Valley Nursery RE Holdings LLC, and Stonecourt IV Partners, LP	16
Cipriani USA, Inc. and Cipriani Group Holding S.A.R.L.	16
Mitchell International, Inc.	(16)
Olympia Acquisition, Inc., Olympia TopCo, L.P., and Asclepius Holdings LLC	(17)
Cardinal Parent, Inc. and Packers Software Intermediate Holdings, Inc.	(18)
Dcert Buyer, Inc., DCert Preferred Holdings, Inc. and Destiny Digital Holdings, L.P.	(19)
SHO Holding I Corporation	(21)
AthenaHealth Group Inc., Minerva Holdco, Inc. and BCPE Co-Invest (A), LP	(21)
High Street Buyer, Inc. and High Street Holdco LLC	(22)
Huskies Parent, Inc., GI Insurity Parent LLC and GI Insurity TopCo LP	(23)
Senior Direct Lending Program, LLC	(25)
SVP-Singer Holdings Inc. and SVP-Singer Holdings LP	(26)
TibCo Software Inc., Picard Parent, Inc., Picard MidCo, Inc., Picard HoldCo, LLC and Elliott Alto Co- Investor Aggregator L.P.	(32)
Cornerstone OnDemand, Inc. and Sunshine Software Holdings, Inc.	(32)
Global Medical Response, Inc. and GMR Buyer Corp.	(33)
Visual Edge Technology, Inc.	(34)
Potomac Intermediate Holdings II LLC	(43)
Symplr Software Inc. and Symplr Software Intermediate Holdings, Inc.	(51)
CoreLogic, Inc. and T-VIII Celestial Co-Invest LP	(62)
Other, net	(237)
Total	$(537)

During the year ended December 31, 2022, we also recognized net unrealized losses on foreign currency and other transactions of $12 million.

For the years ended December 31, 2022 and 2021

The comparison of the fiscal years ended December 31, 2022 and 2021 can be found in our annual report on Form 10-
K for the fiscal year ended December 31, 2022 located within Part II, Item 7. Management's Discussion and Analysis of
Financial Condition and Results of Operations, which is incorporated herein by reference.

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

In accordance with the Investment Company Act, we are allowed to borrow amounts such that our asset coverage, calculated pursuant to the Investment Company Act, is at least 150% after such borrowings (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). As of December 31, 2023, we had $535 million in cash and cash equivalents and $11.9 billion in total aggregate principal amount of debt outstanding ($11.9 billion at carrying value) and our asset coverage was 194%. Subject to borrowing base and other restrictions, we had approximately $4.9 billion available for additional borrowings under the Facilities as of December 31, 2023.

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

Equity Capital Activities

As of December 31, 2023 and 2022, our total equity market capitalization was $11.7 billion and $9.6 billion, respectively.

We may from time to time issue and sell shares of our common stock through public or “at the market” offerings. In connection with the issuance of our common stock, we issued and sold the following shares of common stock during the year ended December 31, 2023:

(in millions, except per share amount) Issuances of Common Stock	Number of Shares Issued	Gross Proceeds	Underwriting Fees/Offering Expenses	Net Proceeds	Average Offering Price Per Share(1)
Public offerings	12.1	$236.8	$13.4	$223.4	$19.61	(2)
“At the market” offerings	48.4	941.6	10.7	930.9	$19.44
Total	60.5	$1,178.4	$24.1	$1,154.3
________________________________________

(1)    Represents the gross offering price per share before deducting underwriting discounts and commissions and offering expenses.

(2)    12.1 million of the shares were sold to the underwriters for a price of $18.53 per share, which the underwriters were then permitted to sell at variable prices to the public.

“At the Market” Offerings

We are a party to equity distribution agreements with several banks (the “Equity Distribution Agreements”). The Equity Distribution Agreements provide that we may from time to time issue and sell, by means of “at the market” offerings, up to $1.0 billion of our common stock. Subject to the terms and conditions of the Equity Distribution Agreements, sales of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended (the “Securities Act”). Under the currently effective Equity Distribution Agreements, common stock with an aggregate offering amount of $316 million remained available for issuance as of December 31, 2023.

Stock Repurchase Program

We are authorized under our stock repurchase program to purchase up to $1.0 billion in the aggregate of our outstanding common stock in the open market at certain thresholds below our net asset value per share, in accordance with the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing, manner, price and amount of any share repurchases will be determined by us, in our sole discretion, based upon an evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The stock repurchase program does not require us to repurchase any specific number of shares of common stock or any shares of common stock at all. Consequently, we cannot assure stockholders that any specific number of shares of common stock, if any, will be repurchased under the stock repurchase program. As of December 31, 2023, the expiration date of the stock repurchase program was February 15, 2024. The program may be suspended, extended, modified or discontinued at any time. As of December 31, 2023, there was $1.0 billion available for additional repurchases under the program.

During the years ended December 31, 2023 and 2022, we did not repurchase any shares of our common stock in the open market under the stock repurchase program.

See “Recent Developments,” as well as Note 15 to our consolidated financial statements for the year ended December 31, 2023 for a subsequent event relating to our stock repurchase program.

Debt Capital Activities

Our debt obligations consisted of the following as of December 31, 2023 and 2022:

	As of December 31,
	2023					2022
(in millions)	Total Aggregate Principal Amount Available/ Outstanding(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Available/ Outstanding(1)		Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$4,758	(2)	$1,413	$1,413		$4,843	(2)	$2,246	$2,246
Revolving Funding Facility	1,775		863	863		1,775		800	800
SMBC Funding Facility	800	(3)	401	401		800	(3)	451	451
BNP Funding Facility	865		575	575		300		245	245
2024 Convertible Notes	403		403	402	(4)	403		403	399	(4)
2023 Notes	—		—	—		750		750	750	(4)
2024 Notes	900		900	899	(4)	900		900	898	(4)
March 2025 Notes	600		600	599	(4)	600		600	597	(4)
July 2025 Notes	1,250		1,250	1,255	(4)	1,250		1,250	1,258	(4)
January 2026 Notes	1,150		1,150	1,146	(4)	1,150		1,150	1,144	(4)
July 2026 Notes	1,000		1,000	993	(4)	1,000		1,000	991	(4)
January 2027 Notes	900		900	905	(4)(5)	—		—	—
June 2027 Notes	500		500	495	(4)	500		500	494	(4)
2028 Notes	1,250		1,250	1,247	(4)	1,250		1,250	1,247	(4)
2031 Notes	700		700	691	(4)	700		700	690	(4)
Total	$16,851		$11,905	$11,884		$16,221		$12,245	$12,210
________________________________________

(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument. Borrowings under the committed Revolving Credit Facility, Revolving Funding Facility, SMBC Funding Facility and BNP Funding Facility (each as defined below) are subject to borrowing base and other restrictions.

(2)Provides for a feature that allows us, under certain circumstances, to increase the size of the Revolving Credit Facility (as defined below) to a maximum of $7.1 billion and $7.3 billion, as of December 31, 2023 and 2022, respectively.

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

(5)The carrying value of the January 2027 Notes (as defined below) as of December 31, 2023 includes a $15 million increase as a result of an effective hedge accounting relationship. See Note 6 to our consolidated financial statements for the year ended December 31, 2023 for more information.

 The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all our debt outstanding as of December 31, 2023 were 4.8% and 3.0 years, respectively, and as of December 31, 2022 were 4.2% and 3.6 years, respectively. The weighted average stated interest rate of all our debt outstanding as of December 31, 2023 includes the impact of interest rate swaps. See Note 6 to our consolidated financial statements for the year ended December 31, 2023 for more information on the interest rate swaps.

The ratio of total principal amount of debt outstanding to stockholders’ equity as of December 31, 2023 was 1.07:1.00 compared to 1.29:1.00 as of December 31, 2022.

Revolving Credit Facility

We are party to a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), that allows us to borrow up to $4.8 billion at any one time outstanding. The Revolving Credit Facility consists of a $3.7 billion revolving tranche and a $1.1 billion term loan tranche. As of December 31, 2023, the end of the revolving periods and the stated maturity dates of the various revolving and term loan tranches of the Revolving Credit Facility were as follows:

(in millions)	Total Aggregate Principal Amount Committed/ Outstanding	End of Revolving Period	Maturity Date
Revolving tranche	$2,905	April 19, 2027	April 19, 2028
	494	March 31, 2026	March 31, 2027
	107	March 31, 2025	March 31, 2026
	150	March 30, 2024	March 30, 2025
3,656
Term loan tranche	908		April 19, 2028
	116		March 31, 2027
	28		March 31, 2026
	50		March 30, 2025
1,102
$4,758

The Revolving Credit Facility also provides for a feature that allows us, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of $7.1 billion. The interest rate charged on the Revolving Credit Facility is based on SOFR (or an alternative rate of interest for certain loans, commitments and/or other extensions of credit denominated in Sterling, Canadian Dollars, Euros and certain other foreign currencies) plus a credit spread adjustment of 0.10% and an applicable spread of either 1.75% or 1.875% or an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility) plus a credit spread adjustment of 0.10% and an applicable spread of either 0.75% or 0.875%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving exposure and term loans outstanding under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of December 31, 2023, the applicable spread in effect was 1.75%. We are also required to pay a letter of credit fee of either 2.00% or 2.125% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. Additionally, we are required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. As of December 31, 2023, there was $1.4 billion outstanding under the Revolving Credit Facility and we were in compliance in all material respects with the terms of the Revolving Credit Facility.

Revolving Funding Facility

We and our consolidated subsidiary, Ares Capital CP Funding LLC (“Ares Capital CP”), are party to a revolving funding facility (as amended, the “Revolving Funding Facility”), that allows Ares Capital CP to borrow up to $1.8 billion at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility are December 29, 2024 and December 29, 2026, respectively. The interest rate charged on the Revolving Funding Facility is based on SOFR plus a credit spread adjustment of 0.10% or a “base rate” (as defined in the agreements governing the Revolving Funding Facility) plus an applicable spread of 1.90% per annum. Ares Capital CP is also required to pay a commitment fee of between 0.50% and 1.25% per annum depending on the size of the unused portion of the Revolving Funding Facility. As of December 31, 2023, there was $863 million outstanding under the Revolving Funding Facility and we and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

SMBC Funding Facility

We and our consolidated subsidiary, Ares Capital JB Funding LLC (“ACJB”), are party to a revolving funding facility (as amended, the “SMBC Funding Facility”), with ACJB, as the borrower, and Sumitomo Mitsui Banking Corporation, as the administrative agent and collateral agent, that allows ACJB to borrow up to $800 million at any one time outstanding. The SMBC Funding Facility also provides for a feature that allows ACJB, subject to receiving certain consents, to increase the overall size of the SMBC Funding Facility to $1.0 billion. The SMBC Funding Facility is secured by all of the assets held by ACJB. The end of the reinvestment period and the stated maturity date for the SMBC Funding Facility are May 28, 2024 and May 28, 2026, respectively. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement. The interest rate charged on the SMBC Funding Facility is based on an applicable spread of either 1.75% or 2.00% over one month SOFR plus a credit spread adjustment of 0.10%, or 0.75% or 1.00% over a “base rate” (as defined in the agreements governing the SMBC Funding Facility), in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. As of December 31, 2023, the applicable spread in effect was 1.75%. ACJB is also required to pay a commitment fee of between 0.50% and 1.00% per annum depending on the size of the unused portion of the SMBC Funding Facility. As of December 31, 2023, there was $401 million outstanding under the SMBC Funding Facility and we and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

BNP Funding Facility

We and our consolidated subsidiary, ARCC FB Funding LLC (“AFB”), are party to a revolving funding facility (as amended, the “BNP Funding Facility”) with AFB, as the borrower, and BNP Paribas, as the administrative agent and lender, that allows AFB to borrow up to $865 million at any one time outstanding. The BNP Funding Facility is secured by all of the assets held by AFB. The end of the reinvestment period and the stated maturity date for the BNP Funding Facility are April 20, 2026 and April 20, 2028, respectively. The reinvestment period and the stated maturity date are both subject to a one-year extension by mutual agreement. As of December 31, 2023, the interest rate charged on the BNP Funding Facility was based on three month SOFR, or a “base rate” (as defined in the agreements governing the BNP Funding Facility) plus a margin of (i) 2.80% during the reinvestment period and (ii) 3.30% following the reinvestment period. AFB is required to pay a commitment fee of between 0.00% and 1.25% per annum depending on the size of the unused portion of the BNP Funding Facility. As of December 31, 2023, there was $575 million outstanding under the BNP Funding Facility and we and AFB were in compliance in all material respects with the terms of the BNP Funding Facility. See “Recent Developments,” as well as Note 15 to our consolidated financial statements for the year ended December 31, 2023 for a subsequent event relating to the BNP Funding Facility.

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

In certain circumstances, the 2024 Convertible Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at the conversion rate (listed below as of December 31, 2023) subject to customary anti-dilution adjustments and the requirements of the indenture (the “2024 Convertible Notes Indenture”). We have elected to settle our conversion obligations in connection with the 2024 Convertible Notes submitted for conversion on or after December 1, 2023 with a combination of cash and shares of our common stock. In accordance with the 2024 Convertible Notes Indenture, we notified the holders of the 2024 Convertible Notes and the trustee that all 2024 Convertible Notes submitted for conversion on or after December 1, 2023 shall be settled with a specified cash amount (as defined in the 2024 Convertible Notes Indenture) of $1 per $1,000 principal amount of the 2024 Convertible Notes and any additional amounts in stock based on the applicable conversion rate as described in the 2024 Convertible Notes Indenture. In addition, if we engage in certain corporate events as described in the 2024 Convertible Notes Indenture, holders of the 2024 Convertible Notes may require us to repurchase for cash all or part of the 2024 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2024 Convertible Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

Certain key terms related to the convertible features for the 2024 Convertible Notes as of December 31, 2023 are listed below.

2024 Convertible Notes
Conversion premium	15.0%
Closing stock price at issuance	$17.29
Closing stock price date	March 5, 2019
Conversion price(1)	$19.43
Conversion rate (shares per one thousand dollar principal amount)(1)	51.4589
Conversion date	December 1, 2023
________________________________________

(1)Represents conversion price and conversion rate, as applicable, as of December 31, 2023, taking into account any applicable de minimis adjustments that will be made on the conversion date.

Unsecured Notes

We issued certain unsecured notes (each issuance of which is referred to herein using the “defined term” set forth under the “Unsecured Notes” column of the table below and collectively referred to as the “Unsecured Notes”), that pay interest semi-annually and all principal amounts are due upon maturity. Each of the Unsecured Notes may be redeemed in whole or in part at any time at our option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indentures governing each of the Unsecured Notes, plus any accrued and unpaid interest. Certain key terms related to the features for the Unsecured Notes as of December 31, 2023 are listed below.

(dollar amounts in millions) Unsecured Notes	Aggregate Principal Amount Issued	Effective Stated Interest Rate	Original Issuance Date	Maturity Date
2024 Notes	$900	4.200%	June 10, 2019	June 10, 2024
March 2025 Notes	$600	4.250%	January 11, 2018	March 1, 2025
July 2025 Notes	$1,250	3.250%	January 15, 2020	July 15, 2025
January 2026 Notes	$1,150	3.875%	July 15, 2020	January 15, 2026
July 2026 Notes	$1,000	2.150%	January 13, 2021	July 15, 2026
January 2027 Notes(1)	$900	7.943%	August 3, 2023	January 15, 2027
June 2027 Notes	$500	2.875%	January 13, 2022	June 15, 2027
2028 Notes	$1,250	2.875%	June 10, 2021	June 15, 2028
2031 Notes	$700	3.200%	November 4, 2021	November 15, 2031
________________________________________

(1)The effective stated interest rate of the January 2027 Notes includes the impact of interest rate swaps.

In February 2023, we repaid in full the $750 million in aggregate principal amount of unsecured notes (the “2023 Notes”) upon their maturity. The 2023 Notes bore interest at a rate of 3.500% per annum, payable semi-annually.

In connection with the January 2027 Notes, we entered into interest rate swaps for a total notional amount of $900 million that mature on January 15, 2027 to more closely align the interest rate of such liability with our investment portfolio, which consists of primarily floating rate loans. Under the interest rate swap agreements, we receive a fixed interest rate of 7.000% and pay a floating interest rate of one-month SOFR plus 2.581%. We designated these interest rate swaps and the related January 2027 Notes as a qualifying hedge accounting relationship. See Note 6 to our consolidated financial statements for the year ended December 31, 2023 for more information on the interest rate swaps.

See Note 5 to our consolidated financial statements for the year ended December 31, 2023 for more information on our debt obligations.

See “Recent Developments,” as well as Note 15 to our consolidated financial statements for the year ended December 31, 2023 for a subsequent event relating to an additional issuance of unsecured notes.

As of December 31, 2023, we were in compliance in all material respects with the terms of the 2024 Convertible Notes Indenture and the indentures governing the Unsecured Notes.

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

RECENT DEVELOPMENTS

In January 2024, our board of directors appointed Paul Cho as our Chief Accounting Officer, effective as of February 15, 2024. As previously announced, our Chief Accounting Officer, Vice President and Treasurer, Scott Lem, has been appointed as our new Chief Financial Officer, also effective February 15, 2024. Scott Lem will succeed Penni Roll, our current Chief Financial Officer, effective the same date. Penni Roll will remain at Ares Management in a senior leadership capacity as well as an officer of Ares Capital.

In January 2024, we issued $1.0 billion in aggregate principal amount of unsecured notes that mature on March 1, 2029 and bear interest at a rate of 5.875% per annum (the “2029 Notes”). The 2029 Notes pay interest semi-annually and all principal is due upon maturity. The 2029 Notes may be redeemed in whole or in part at any time at our option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indenture governing the 2029 Notes, and any accrued and unpaid interest. The 2029 Notes were issued at a discount to the principal amount. In connection with the 2029 Notes, we entered into an interest rate swap agreement for a total notional amount of $1.0 billion that matures on March 1, 2029. Under the interest rate swap agreement, we receive a fixed interest rate of 5.875% and pay a floating interest rate of one-month SOFR plus 2.026%.

In January 2024, our board of directors authorized an amendment to our existing stock repurchase program to extend the expiration date of the program from February 15, 2024 to February 15, 2025. Under the program, we may repurchase up to $1.0 billion in the aggregate of our outstanding common stock in the open market at a price per share that meets certain thresholds below our net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors.

In February 2024, we and our consolidated subsidiary, AFB, entered into an amendment to the BNP Funding Facility. The amendment, among other things, adjusted the interest rate charged on the BNP Funding Facility from an applicable SOFR or a “base rate” (as defined in the BNP Funding Facility) plus a margin of (i) 2.80% during the reinvestment period and (ii) 3.30% following the reinvestment period to an applicable SOFR or a “base rate” plus a margin of (i) 2.65% during the reinvestment period and (ii) 3.15% following the reinvestment period.

From January 1, 2024 through February 1, 2024, we made new investment commitments of approximately $705 million, of which $478 million were funded. Of these new investment commitments, 89% were in first lien senior secured loans, 3% were in second lien senior secured loans, 2% were in our subordinated loan investment in IHAM, 1% was in preferred equity and 5% were in other equity. Of the approximately $705 million of new investment commitments, 94% were floating rate, 1% was fixed rate and 5% was non-income producing. The weighted average yield of debt and other income producing securities funded during the period at amortized cost was 11.3% and the weighted average yield on total investments funded during the period at amortized cost was 10.7%. We may seek to sell all or a portion of these new investment commitments, although there can be no assurance that we will be able to do so.

From January 1, 2024 through February 1, 2024, we exited approximately $695 million of investment commitments, including $12 million of loans sold to IHAM or certain vehicles managed by IHAM. Of these investment commitments exited, 30% were first lien senior secured loans, 45% were second lien senior secured loans, 13% were subordinated certificates of the SDLP, 11% were our subordinated loan investment in IHAM and 1% was other equity. Of the approximately $695 million of exited investment commitments, 99% were floating rate and 1% were non-income producing. The weighted average yield of debt and other income producing securities exited or repaid during the period at amortized cost was 12.6% and the weighted average yield on total investments exited or repaid during the period at amortized cost was 12.5%. Of the approximately $695 million of investment commitments exited from January 1, 2024 through February 1, 2024, we recognized total net realized gains of approximately $19 million, with no realized gains or losses recognized from the sale of loans to IHAM or certain vehicles managed by IHAM.

In addition, as of February 1, 2024, we had an investment backlog and pipeline of approximately $770 million and $340 million, respectively. Investment backlog includes transactions approved by our investment adviser’s investment committee and/or for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore we believe are likely to close. Investment pipeline includes transactions where due diligence and analysis are in process, but no formal mandate, letter of intent or signed commitment have been issued. The consummation of any of the investments in this backlog and pipeline depends upon, among other things, one or more of the following: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. In addition, we may sell all or a portion of these investments and certain of these investments may result in the repayment of existing investments. We cannot assure you that we will make any of these investments or that we will sell all or any portion of these investments.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. The critical accounting estimates should be read in conjunction with our risk factors as disclosed in “Item 1A. Risk Factors.” See Note 2 to our consolidated financial statements for the year ended December 31, 2023 for more information on our critical accounting policies.

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

Pursuant to Rule 2a-5 under the Investment Company Act, our board of directors designated our investment adviser as our valuation designee to perform the fair value determinations for investments held by us without readily available market quotations, subject to the oversight of our board of directors.

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

In addition to using the above inputs in investment valuations, our investment adviser continues to employ the net asset valuation policy and procedures that have been reviewed by our board of directors in connection with their designation of our investment adviser as our valuation designee and are consistent with the provisions of Rule 2a-5 under the Investment Company Act and ASC 820-10. Consistent with its valuation policies and procedures, our investment adviser evaluates the source of inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. Because there is not a readily available market value for most of the investments in our portfolio, the fair value of the investments must typically be determined using unobservable inputs.

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

See Note 8 to our consolidated financial statements for the year ended December 31, 2023 for more information on our valuation process.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the rising interest rates, inflationary pressures, the Russia-Ukraine war and more recently the Israel-Hamas war and the failure of financial institutions introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below. For additional information concerning these risks and their potential impact on our business and our operating results, see “Risk Factors—General Risk Factors—Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations”, “Risk Factors—Risks Relating to Our Investments—Economic recessions or downturns could impair our portfolio companies and harm our operating results” and “Risk Factors—Risks Relating to Our Business—Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies.”

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, substantially all of our portfolio investments are valued at fair value as determined in good faith by our investment adviser, as the valuation designee, subject to the oversight of our board of directors based on, among other things, the input of the independent third-party valuation firms that have been engaged to support the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12-month period (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” as well as Notes 2 and 8 to our consolidated financial statements for the year ended December 31, 2023 for more information relating to our investment valuation.

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

As of December 31, 2023, 69% of the investments at fair value in our portfolio bore interest and dividends at variable rates (including our investment in the SDLP Certificates which accounted for 6% of our total investments at fair value), 12% bore interest at fixed rates, 10% were non-income producing, 1% were on non-accrual status and 8% was our equity investment in IHAM which generally pays a quarterly dividend. Additionally, excluding our investment in the SDLP Certificates, 96% of the remaining variable rate investments at fair value contained interest rate floors. The Facilities bear interest at variable rates with no interest rate floors. The Unsecured Notes and the 2024 Convertible Notes bear interest at fixed rates, except that the January 2027 Notes have been swapped from a fixed rate to a floating rate through interest rate swaps. See Notes 5 and 6 to our consolidated financial statements for the year ended December 31, 2023 for more information on the January 2027 Notes and the interest rate swaps, respectively.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our December 31, 2023 balance sheet, the following table shows the annualized impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest and Dividend Income	Interest Expense	Net Income(1)
Up 300 basis points	$474	$116	$358
Up 200 basis points	$316	$77	$239
Up 100 basis points	$158	$39	$119
Down 100 basis points	$(158)	$(39)	$(119)
Down 200 basis points	$(316)	$(77)	$(239)
Down 300 basis points	$(474)	$(116)	$(358)
________________________________________

(1)Excludes the impact of income based fees. See Note 3 to our consolidated financial statements for the year ended December 31, 2023 for more information on the income based fees.

Item 8.    Financial Statements and Supplementary Data

See the Index to Consolidated Financial Statements.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.    We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2023. The Company's independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of the Company's internal control over financial reporting.

(c)    Attestation Report of the Registered Public Accounting Firm.    Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting which is set forth under the heading “Report of Independent Registered Public Accounting Firm” on page F-2.

(d)    Changes in Internal Control over Financial Reporting.    There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

In February 2024, we and our consolidated subsidiary, AFB, entered into an amendment to the BNP Funding Facility. The amendment, among other things, adjusted the interest rate charged on the BNP Funding Facility from an applicable SOFR or a “base rate” (as defined in the BNP Funding Facility) plus a margin of (i) 2.80% during the reinvestment period and (ii) 3.30% following the reinvestment period to an applicable SOFR or a “base rate” plus a margin of (i) 2.65% during the reinvestment period and (ii) 3.15% following the reinvestment period.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2024 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2024 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2024 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2024 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2024 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

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

3.    Exhibits.

Number	Document
3.1	Articles of Amendment and Restatement, as amended(1)
3.2	Third Amended and Restated Bylaws, as amended(2)
4.1	Form of Stock Certificate(3)
4.2	Form of Subscription Certificate(4)
4.3	Indenture, dated as of October 21, 2010, between Ares Capital Corporation and U.S. Bank National Association, as trustee(5)
4.4	Eighth Supplemental Indenture, dated as of January 11, 2018, relating to the 4.250% Notes due 2025, between Ares Capital Corporation and U.S. Bank National Association, as trustee(6)
4.5	Form of 4.250% Notes due 2025(6)
4.6	Ninth Supplemental Indenture, dated as of March 8, 2019, relating to the 4.625% Convertible Notes due 2024, between Ares Capital Corporation and U.S. Bank National Association, as trustee(7)
4.7	Form of 4.625% Convertible Senior Notes due 2024(7)
4.8	Tenth Supplemental Indenture, dated as of June 10, 2019, relating to the 4.200% Notes due 2024, between Ares Capital Corporation and U.S. Bank National Association, as trustee(8)
4.9	Form of 4.200% Notes due 2024(8)
4.10	Eleventh Supplemental Indenture, dated as of January 15, 2020, relating to the 3.250% Notes due 2025, between the Company and U.S. Bank National Association, as trustee(9)
4.11	Form of 3.250% Notes due 2025(9)
4.12	Twelfth Supplemental Indenture, dated as of July 15, 2020, relating to the 3.875% Notes due 2026, between the Company and U.S. Bank National Association, as trustee(10)
4.13	Form of 3.875% Notes due 2026 (10)
4.14	Thirteenth Supplemental Indenture, dated as of January 13, 2021, relating to the 2.150% Notes due 2026, between the Company and U.S. Bank National Association, as trustee(11)
4.15	Form of 2.150% Notes due 2026(11)
4.16	Fourteenth Supplemental Indenture, dated as of June 10, 2021, relating to the 2.875% Notes due 2028, between the Company and U.S. Bank National Association, as trustee(12)
4.17	Form of 2.875% Notes due 2028(12)
4.18	Fifteenth Supplemental Indenture, dated as of November 4, 2021, relating to the 3.200% Notes due 2031, between the Company and U.S. Bank National Association, as trustee(13)
4.19	Form of 3.200% Notes due 2031(13)
4.20	Sixteenth Supplemental Indenture, dated as of January 13, 2022, relating to the 2.875% Notes due 2027, between the Company and U.S. Bank National Association, as trustee (14)
4.21	Form of 2.875% due 2027(14)
4.22
Seventeenth Supplemental Indenture, dated as of August 3, 2023, relating to the 7.000% Notes due 2027, between Ares Capital Corporation and U.S. Bank Trust Company, National Association, as trustee(15)

4.23	Form of 7.000% Notes due 2027(15)
4.24	Description of Securities(16)
10.1	Dividend Reinvestment Plan of Ares Capital Corporation(17)
10.2	Second Amended and Restated Investment Advisory and Management Agreement between Ares Capital Corporation and Ares Capital Management LLC, dated as of June 6, 2019(18)

Number	Document
10.3	Amended and Restated Administration Agreement, dated as of June 1, 2007, between Ares Capital Corporation and Ares Operations LLC(19)
10.4	Amended and Restated Custodian Agreement, dated as of May 15, 2009, between Ares Capital Corporation and U.S. Bank National Association(20)
10.5	Amendment No. 1, dated as of December 19, 2014, to the Amended and Restated Custodian Agreement dated as of May 15, 2009, by and among Ares Capital Corporation and U.S. Bank National Association(21)
10.6	Trademark License Agreement between Ares Capital Corporation and Ares Management LLC(22)
10.7	Form of Indemnification Agreement between Ares Capital Corporation and directors and certain officers(23)
10.8	Form of Indemnification Agreement between Ares Capital Corporation and members of Ares Capital Management LLC investment committee(23)
10.9	Amended and Restated Purchase and Sale Agreement, dated as of January 22, 2010, among Ares Capital Corporation, as seller, and Ares Capital CP Funding Holdings LLC, as purchaser(24)
10.10	Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated as of June 7, 2012, among Ares Capital Corporation, as seller, and Ares Capital CP Funding Holdings LLC, as purchaser(25)
10.11	Second Tier Purchase and Sale Agreement, dated as of January 22, 2010, among Ares Capital CP Funding Holdings LLC, as seller, and Ares Capital CP Funding LLC, as purchaser(24)
10.12	Amendment No. 1 to Second Tier Purchase and Sale Agreement, dated as of June 7, 2012, among Ares Capital CP Funding Holdings LLC, as seller, and Ares Capital CP Funding LLC, as purchaser(25)
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
10.35
First Amendment to the Revolving Credit and Security Agreement, dated as of December 21, 2020, among ARCC FB Funding LLC, as the borrower, BNP Paribas, as the administrative agent, Ares Capital Corporation as equity holder and servicer, and U.S. Bank National Association as collateral agent(42)

10.36
Second Amendment to the Revolving Credit and Security Agreement, dated as of June 29, 2021, among ARCC FB Funding LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, Ares Capital Corporation, as equityholder and servicer, and U.S. Bank National Association, as collateral agent(43)

Number	Document
10.37	Third Amendment to the Revolving Credit and Security Agreement, dated as of August 17, 2022, among ARCC FB Funding LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, Ares Capital Corporation, as equityholder and servicer, and U.S. Bank Trust Company, National Association, as collateral agent(44)
10.38	Fourth Amendment to the Revolving Credit and Security Agreement, dated as of January 9, 2023, among ARCC FB Funding LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, Ares Capital Corporation, as equityholder and servicer, and U.S. Bank National Association, as collateral agent(44)
10.39	Fifth Amendment to the Revolving Credit and Security Agreement, dated as of April 20, 2023, among ARCC FB Funding LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, Ares Capital Corporation, as equityholder and servicer, and U.S. Bank National Association, as collateral agent(1)
10.40	Sixth Amendment to the Revolving Credit and Security Agreement, dated as of December 14, 2023, among ARCC FB Funding LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, the Company, as equityholder and servicer, and U.S. Bank National Association, as collateral agent(45)
10.41
Omnibus Amendment No. 1, dated as of September 14, 2012, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012, and the Purchase and Sale Agreement, dated as of January 20, 2012)(46)

10.42
Omnibus Amendment No. 2, dated as of December 20, 2013, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012, and the Purchase and Sale Agreement, dated as of January 20, 2012)(47)

10.43
Omnibus Amendment No. 3, dated as of June 30, 2015, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012, and the Purchase and Sale Agreement, dated as of January 20, 2012)(48)

10.44
Omnibus Amendment No. 4, dated as of August 24, 2017, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012)(49)

10.45
Omnibus Amendment No. 5, dated as of September 12, 2018, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012)(50)

10.46
Omnibus Amendment No. 6, dated as of September 10, 2019, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012 and the Purchase and Sale Agreement, dated as of January 20, 2012)(51)

10.47	Omnibus Amendment No. 7, dated as of December 31, 2019, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012 and the Purchase and Sale Agreement, dated as of January 20, 2012)(52)
10.48	Amendment No. 8, dated as of May 28, 2021, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012)(53)
10.49	Amendment No. 9, dated as of April 28, 2023, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012)(54)
10.50	Uncommitted Continuing Agreement for Standby Letters of Credit and Demand Guarantees, dated as of May 11, 2023, between Ares Capital Corporation and Deutsche Bank AG New York Branch, as the issuer(55)

Number	Document
10.51	Equity Distribution Agreement, dated as of April 25, 2023, among Ares Capital Corporation, Ares Capital Management LLC, Ares Operations LLC and Regions Securities LLC(56)
10.52	Equity Distribution Agreement, dated as of April 25, 2023, among Ares Capital Corporation, Ares Capital Management LLC, Ares Operations LLC and Truist Securities, Inc.(56)
10.53	Equity Distribution Agreement, dated as of July 25, 2023, among Ares Capital Corporation, Ares Capital Management LLC, Ares Operations LLC and Jefferies LLC(57)
10.54	Equity Distribution Agreement, dated as of July 25, 2023, among Ares Capital Corporation, Ares Capital Management LLC, Ares Operations LLC and Mizuho Securities USA LLC(57)
11.1	Statement of Computation of Per Share Earnings(58)
21.1	Subsidiaries of Ares Capital Corporation*
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97.1	Clawback Policy*
99.1	Report of Independent Registered Public Accounting Firm on Supplemental Information*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
________________________________________

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to Exhibits 3.1, 10.1 and 10.3, as applicable, to the Company’s Form 10-Q (File No. 814-00663) for the quarter ended March 31, 2023 filed on April 25, 2023.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2018, filed on February 12, 2019.
(3)	Incorporated by reference to Exhibit (d) to the Company’s pre effective Amendment No. 2 to the Registration Statement under the Securities Act of 1933, as amended, on Form N 2 (File No. 333 114656), filed on September 28, 2004.
(4)	Incorporated by reference to Exhibit (d)(4) to the Company’s pre effective Amendment No. 2 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-149139), filed on April 9, 2008.
(5)	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8 K (File No. 814 00663), filed on October 22, 2010.
(6)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on January 11, 2018.
(7)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8 K (File No. 814 00663), filed on March 8, 2019.
(8)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8 K (File No. 814 00663), filed on June 10, 2019.
(9)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8 K (File No. 814 00663), filed on January 15, 2020.
(10)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed July 15, 2020.
(11)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8 K (File No. 814-00663), filed on January 13, 2021.
(12)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on June 10, 2021.

(13)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on November 4, 2021.
(14)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on January 13, 2022.
(15)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on August 3, 2023.
(16)	Incorporated by reference to Exhibit 4.23 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2019, filed on February 12, 2020.
(17)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2018, filed on February 12, 2019.
(18)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on June 7, 2019.
(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 814-00663) for the quarter ended June 30, 2007, filed on August 9, 2007.
(20)	Incorporated by reference to Exhibit (j) to the Company’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-158211), filed on May 28, 2009.
(21)	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2014, filed on February 26, 2015.
(22)	Incorporated by reference to Exhibit 99(k)(3) to the Company’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-114656), filed on September 17, 2004.
(23)	Incorporated by reference to Exhibits (k)(3) and (k)(4), as applicable, to the Company’s Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-188175), filed on April 26, 2013.
(24)	Incorporated by reference to Exhibits 10.2 through 10.4, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on January 25, 2010.
(25)	Incorporated by reference to Exhibits 10.1 through 10.3, as applicable, to the Company’s Form 8-K (File No. 814-0663), filed on June 8, 2012.
(26)	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q (File No. 814-00663) for the quarter ended March 30, 2010, filed on May 10, 2010.
(27)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 19, 2011.
(28)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on October 14, 2011.
(29)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 19, 2012.
(30)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 28, 2013.
(31)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on May 15, 2014.
(32)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 4, 2017.
(33)	Incorporated by reference to Exhibits 10.22 and 10.27, as applicable, to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2021, filed on February 9, 2022.
(34)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 814-00663), filed on October 3, 2018.
(35)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on December 17, 2018.
(36)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on June 19, 2019.
(37)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on February 3, 2020.
(38)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on January 3, 2022.
(39)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on July 1, 2022.
(40)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on January 24, 2012.
(41)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on June 16, 2020.
(42)	Incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K (File No. 814-00663), for the year ended December 30, 2020, filed on February 10, 2021.
(43)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on July 1, 2021.
(44)	Incorporated by reference to Exhibits 10.37 and 10.38, as applicable, to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2022, filed on February 7, 2023.

(45)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on December 19, 2023.
(46)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on September 17, 2012.
(47)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on December 23, 2013.
(48)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on July 1, 2015.
(49)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on August 28, 2017.
(50)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on September 13, 2018.
(51)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on September 10, 2019.
(52)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 2, 2020.
(53)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on May 28, 2021.
(54)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on May 4, 2023.
(55)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on May 17, 2023.
(56)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on April 25, 2023.
(57)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on July 25, 2023.
(58)	Included in Note 10 to the Company’s Notes to Consolidated Financial Statements filed herewith.

Item 16.    Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Ares Capital Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ares Capital Corporation and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 7, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2023 and 2022, by correspondence with the custodian or other appropriate audit procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2004.
Los Angeles, California
February 7, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Ares Capital Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Ares Capital Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company, including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 7, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Los Angeles, California
February 7, 2024

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions, except per share data)

	As of December 31,
	2023	2022

ASSETS
Investments at fair value
Non-controlled/non-affiliate company investments	$18,283	$17,296
Non-controlled affiliate company investments	424	364
Controlled affiliate company investments	4,167	4,120
Total investments at fair value (amortized cost of $22,668 and $22,043, respectively)	22,874	21,780
Cash and cash equivalents	535	303
Restricted cash	29	34
Interest receivable	245	176
Receivable for open trades	16	4
Other assets	91	81
Operating lease right-of-use asset	10	20
Total assets	$23,800	$22,398
LIABILITIES
Debt	$11,884	$12,210
Base management fees payable	84	79
Income based fees payable	90	81
Capital gains incentive fees payable	88	35
Interest and facility fees payable	132	105
Payable to participants	29	34
Payable for open trades	7	22
Accounts payable and other liabilities	234	167
Secured borrowings	34	79
Operating lease liabilities	17	31
Total liabilities	12,599	12,843
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share, 1,000 and 700 common shares authorized, respectively; 582 and 519 common shares issued and outstanding, respectively	1	1
Capital in excess of par value	10,738	9,556
Accumulated undistributed (overdistributed) earnings	462	(2)
Total stockholders’ equity	11,201	9,555
Total liabilities and stockholders’ equity	$23,800	$22,398
NET ASSETS PER SHARE	$19.24	$18.40

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)

	For the Years Ended December 31,
	2023	2022	2021
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest income (excluding payment-in-kind (“PIK”) interest income)	$1,564	$1,141	$911
PIK interest income	143	121	133
Capital structuring service fees	83	133	285
Dividend income	242	194	122
Other income	53	43	40
Total investment income from non-controlled/non-affiliate company investments	2,085	1,632	1,491
From non-controlled affiliate company investments:
Interest income (excluding PIK interest income)	12	8	7
PIK interest income	5	5	4
Dividend income	7	2	—
Other income	—	—	1
Total investment income from non-controlled affiliate company investments	24	15	12
From controlled affiliate company investments:
Interest income (excluding PIK interest income)	220	183	164
PIK interest income	18	12	28
Capital structuring service fees	9	20	21
Dividend income	252	228	100
Other income	6	6	4
Total investment income from controlled affiliate company investments	505	449	317
Total investment income	2,614	2,096	1,820
EXPENSES:
Interest and credit facility fees	582	455	372
Base management fees	323	305	253
Income based fees	328	252	225
Capital gains incentive fees	53	(101)	161
Administrative and other fees	13	11	15
Other general and administrative	29	27	24
Total expenses	1,328	949	1,050
NET INVESTMENT INCOME BEFORE INCOME TAXES	1,286	1,147	770
Income tax expense, including excise tax	20	55	29
NET INVESTMENT INCOME	1,266	1,092	741
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS, FOREIGN CURRENCY AND OTHER TRANSACTIONS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	(146)	56	129
Non-controlled affiliate company investments	(10)	6	68
Controlled affiliate company investments	1	(38)	61
Foreign currency and other transactions	(24)	57	25
Net realized (losses) gains	(179)	81	283
Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	379	(585)	556
Non-controlled affiliate company investments	34	71	(16)
Controlled affiliate company investments	16	1	62
Foreign currency and other transactions	6	(12)	(16)
Net unrealized gains (losses)	435	(525)	586
Net realized and unrealized gains (losses) on investments, foreign currency and other transactions	256	(444)	869
REALIZED LOSS ON EXTINGUISHMENT OF DEBT	—	(48)	(43)
NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$1,522	$600	$1,567
NET INCOME PER COMMON SHARE (see Note 10)
Basic	$2.75	$1.21	$3.51
Diluted	$2.68	$1.19	$3.51
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING (see Note 10)
Basic	554	498	446
Diluted	575	518	446
See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Software and Services
AffiniPay Midco, LLC and AffiniPay Intermediate Holdings, LLC (15)	Payment processing solution provider	First lien senior secured loan	10.88%	SOFR (Q)	5.50%	02/2020	06/2028		$62.7	$62.7	$62.7	(2)(11)
		First lien senior secured loan	10.87%	SOFR (M)	5.50%	06/2022	06/2028		99.5	98.2	99.5	(2)(11)
		First lien senior secured loan	10.88%	SOFR (S)	5.50%	11/2023	06/2028		2.2	2.2	2.2	(2)(11)
		Senior subordinated loan	15.39% PIK	SOFR (Q)	10.00%	02/2020	06/2030		65.7	65.7	65.7	(2)(11)
										228.8	230.1
Anaplan, Inc. (15)	Provider of cloud-based connected planning platforms for business analytics	First lien senior secured loan	11.85%	SOFR (Q)	6.50%	06/2022	06/2029		1.8	1.8	1.8	(2)(11)
Anaqua Parent Holdings, Inc. & Astorg VII Co-Invest Anaqua (15)	Provider of intellectual property management lifecycle software	First lien senior secured loan	9.45%	Euribor (Q)	5.50%	04/2019	04/2026		4.4	4.5	4.4	(2)
		First lien senior secured loan	10.88%	SOFR (S)	5.25%	06/2021	04/2026		2.3	2.3	2.3	(2)(11)
		Limited partnership units				06/2019		4,400,000		4.2	10.6	(2)(6)
										11.0	17.3
APG Intermediate Holdings Corporation and APG Holdings, LLC (4)(15)	Aircraft performance software provider	First lien senior secured loan	10.76%	SOFR (Q)	5.25%	01/2020	01/2025		13.2	13.2	13.2	(2)(11)
		Class A membership units				01/2020		9,750,000		9.8	10.5	(2)
										23.0	23.7
Appriss Health, LLC and Appriss Health Intermediate Holdings, Inc. (15)	Software platform for identification, prevention and management of substance use disorder	First lien senior secured loan	12.32%	SOFR (Q)	6.75%	05/2021	05/2027		5.6	5.6	5.6	(2)(11)
		Series A preferred shares	11.00% PIK			05/2021		32,236		43.2	39.7	(2)
										48.8	45.3
Aptean, Inc. and Aptean Acquiror Inc.	Provider of CRM, ERP and supply chain software application	First lien senior secured loan	9.71%	SOFR (M)	4.25%	05/2022	04/2026		7.1	7.0	7.1	(2)(18)
Auctane, Inc.	Provider of mailing and shipping solutions	First lien senior secured loan	11.23%	SOFR (Q)	5.75%	10/2021	10/2028		145.3	145.3	138.0	(2)(11)
Avalara, Inc. (15)	Provider of cloud-based solutions for transaction tax compliance worldwide	First lien senior secured loan	12.60%	SOFR (Q)	7.25%	10/2022	10/2028		72.2	72.2	72.2	(2)(11)
Avetta, LLC (15)	Supply chain risk management SaaS platform for global enterprise clients	First lien senior secured loan	11.15%	SOFR (Q)	5.75%	10/2023	10/2030		33.0	33.0	32.3	(2)(11)
Banyan Software Holdings, LLC and Banyan Software, LP (15)	Vertical software businesses holding company	First lien senior secured revolving loan	10.96%	SOFR (M)	5.50%	01/2023	10/2025		1.4	1.4	1.4	(2)(6)(11)
		First lien senior secured loan	12.46%	SOFR (M)	7.00%	10/2020	10/2026		1.0	1.0	1.0	(2)(6)(11)
		First lien senior secured loan	12.46%	SOFR (M)	7.00%	12/2021	10/2026		0.2	0.2	0.2	(2)(6)(11)
		First lien senior secured loan	12.71%	SOFR (M)	7.25%	01/2023	10/2026		5.2	5.2	5.2	(2)(6)(11)
		Preferred units				01/2022		120,999		4.1	8.7	(2)(6)
										11.9	16.5
BCTO Ignition Purchaser, Inc.	Enterprise software provider	First lien senior secured loan	14.40% PIK	SOFR (Q)	9.00%	04/2023	10/2030		3.5	3.5	3.4	(2)(6)(11)
7

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Bobcat Purchaser, LLC and Bobcat Topco, L.P. (15)	Healthcare software provider	First lien senior secured loan	11.59%	SOFR (Q)	6.25%	06/2023	06/2030		15.8	15.8	15.8	(2)(11)
		Class A-1 units				06/2023		1,523,000		1.5	1.5
										17.3	17.3
Borrower R365 Holdings LLC (15)	Provider of restaurant enterprise resource planning systems	First lien senior secured loan	12.00%	SOFR (Q)	6.50%	06/2021	06/2027		16.0	15.9	16.0	(2)(11)
		First lien senior secured loan	12.00%	SOFR (Q)	6.50%	01/2022	06/2027		2.0	1.9	2.0	(2)(11)
										17.8	18.0
Bottomline Technologies, Inc. and Legal Spend Holdings, LLC (15)	Provider of payment automation solutions	First lien senior secured loan	10.61%	SOFR (M)	5.25%	05/2022	05/2029		8.1	8.1	8.1	(2)(11)
		First lien senior secured loan	11.11%	SOFR (M)	5.75%	10/2023	05/2029		4.2	4.2	4.2	(2)(11)
										12.3	12.3
Businessolver.com, Inc. (15)	Provider of SaaS-based benefits solutions for employers and employees	First lien senior secured loan	10.93%	SOFR (M)	5.50%	12/2021	12/2027		0.4	0.4	0.4	(2)(11)
CallMiner, Inc.	Provider of cloud-based conversational analytics solutions	Warrant to purchase shares of Series 1 preferred stock				07/2014	07/2024	2,350,636		—	—
Cardinal Parent, Inc. and Packers Software Intermediate Holdings, Inc. (15)	Provider of software and technology-enabled content and analytical solutions to insurance brokers	First lien senior secured revolving loan	12.00%	Base Rate (Q)	3.50%	11/2020	11/2025		2.6	2.6	2.6	(2)(11)
		First lien senior secured revolving loan	9.96%	SOFR (M)	4.50%	11/2020	11/2025		1.4	1.4	1.4	(2)(11)
		Second lien senior secured loan	13.25%	SOFR (Q)	7.75%	11/2020	11/2028		64.3	64.3	63.0	(2)(11)
		Series A preferred shares	11.00% PIK			11/2020		24,898		35.2	30.9	(2)
		Series A-2 preferred shares	11.00% PIK			12/2020		8,963		12.5	10.7	(2)
		Series A-3 preferred shares	11.00% PIK			11/2021		11,952		15.1	13.3	(2)
										131.1	121.9
Cloud Software Group, Inc., Picard Parent, Inc., Cloud Software Group Holdings, Inc., Picard HoldCo, LLC and Elliott Alto Co-Investor Aggregator L.P. (15)	Provider of server, application and desktop virtualization, networking, software as a service, and cloud computing technologies	First lien senior secured notes	6.50%			09/2022	03/2029		88.9	86.8	84.7	(2)(18)
		First lien senior secured loan	9.99%	SOFR (Q)	4.50%	09/2022	03/2029		15.7	15.1	15.3	(2)(11)(18)
		Second lien senior secured notes	9.00%			04/2023	09/2029		121.0	112.5	115.2	(2)(18)
		Series A preferred stock	17.35% PIK	SOFR (Q)	12.00%	09/2022		117,813		123.5	127.6	(2)(11)
		Limited partnership interests				09/2022		12,250,000		12.3	18.7	(2)
										350.2	361.5
Community Brands ParentCo, LLC (15)	Software and payment services provider to non-profit institutions	First lien senior secured loan	10.96%	SOFR (M)	5.50%	02/2022	02/2028		10.5	10.5	10.3	(2)(11)
		Class A units				12/2016		500,000		5.0	6.1	(2)
										15.5	16.4
Computer Services, Inc.	Infrastructure software provider to community banks	First lien senior secured loan	12.13%	SOFR (Q)	6.75%	11/2022	11/2029		33.8	33.8	33.8	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Consilio Midco Limited, Compusoft US LLC, and Consilio Investment Holdings, L.P. (15)	Provider of sales software for the interior design industry	First lien senior secured revolving loan	11.25%	SOFR (Q)	5.75%	05/2021	05/2028		3.9	3.9	3.9	(2)(6)(11)
		First lien senior secured revolving loan	10.15%	Euribor (Q)	6.25%	11/2021	05/2028		0.9	0.9	0.9	(2)(6)(11)
		First lien senior secured revolving loan	11.25%	SOFR (Q)	5.75%	11/2021	05/2028		0.3	0.3	0.3	(2)(6)(11)
		First lien senior secured loan	11.25%	SOFR (Q)	5.75%	05/2021	05/2028		74.1	74.1	72.6	(2)(6)(11)
		First lien senior secured loan	10.19%	Euribor (Q)	6.25%	11/2021	05/2028		0.5	0.4	0.5	(2)(6)(11)
		First lien senior secured loan	10.19%	Euribor (Q)	6.25%	11/2021	05/2028		30.0	30.1	29.7	(2)(6)
		First lien senior secured loan	11.25%	SOFR (Q)	5.75%	06/2022	05/2028		11.6	11.6	11.4	(2)(6)(11)
		Common units				05/2021		483,584		4.8	9.0	(2)(6)
		Series A common units				09/2022		23,340		0.2	0.4	(2)(6)
										126.3	128.7
CoreLogic, Inc. and T-VIII Celestial Co-Invest LP (15)	Provider of information, insight, analytics, software and other outsourced services primarily to the mortgage, real estate and insurance sectors	Second lien senior secured loan	11.97%	SOFR (M)	6.50%	06/2021	06/2029		155.7	155.7	143.2	(2)(11)
		Limited partnership units				04/2021		59,665,989		59.7	36.2	(2)
										215.4	179.4
Cority Software Inc., Cority Software (USA) Inc., and Cority Parent, Inc. (15)	Provider of environmental, health and safety software to track compliance data	First lien senior secured loan	10.39%	SOFR (Q)	5.00%	07/2019	07/2026		6.2	6.2	6.2	(2)(6)(11)
		First lien senior secured loan	10.39%	SOFR (Q)	5.00%	10/2019	07/2026		4.3	4.3	4.3	(2)(6)(11)
		First lien senior secured loan	12.39%	SOFR (Q)	7.00%	09/2020	07/2026		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	10.83%	SOFR (Q)	5.50%	09/2022	07/2026		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	11.39%	SOFR (Q)	6.00%	09/2022	07/2026		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	11.39%	SOFR (Q)	6.00%	04/2023	07/2026		7.7	7.7	7.7	(2)(6)(11)
		Preferred equity	9.00% PIK			07/2019		198		0.3	0.8	(2)(6)
		Common equity				07/2019		190,143		—	—	(2)(6)
										18.8	19.3
Cornerstone OnDemand, Inc. and Sunshine Software Holdings, Inc. (15)	Provider of a cloud-based, SaaS platform for talent management	First lien senior secured revolving loan				10/2021	10/2026		—	—	—	(2)(13)
		Second lien senior secured loan	11.97%	SOFR (M)	6.50%	10/2021	10/2029		137.5	137.5	132.0	(2)(11)
		Series A preferred shares	10.50% PIK			10/2021		116,413		146.0	127.1	(2)
		Class A-1 common stock				10/2021		1,360,100		13.6	16.2	(2)
										297.1	275.3
Coupa Holdings, LLC and Coupa Software Incorporated (15)	Provider of Business Spend Management software	First lien senior secured loan	12.86%	SOFR (M)	7.50%	03/2023	02/2030		9.0	9.0	9.0	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Crosspoint Capital AS SPV, LP (15)	Provider of software services that support the management and security of computing devices, applications, data, and networks	First lien senior secured revolving loan	12.10%	SOFR (Q)	6.75%	07/2023	07/2029		0.7	0.7	0.7	(2)(6)(11)
		First lien senior secured loan	12.10%	SOFR (Q)	6.75%	07/2023	07/2030		42.9	42.9	42.5	(2)(6)(11)
		Limited partnership interest	8.00% PIK			10/2023		9,249,000		9.5	9.0	(2)(6)
										53.1	52.2
Datix Bidco Limited	Global healthcare software company that provides software solutions for patient safety and risk management	First lien senior secured loan	9.94%	SOFR (S)	4.50%	10/2019	04/2025		4.4	4.2	4.4	(2)(6)
		Second lien senior secured loan	13.19%	SOFR (S)	7.75%	11/2022	04/2026		0.7	0.7	0.7	(2)(6)
										4.9	5.1
Dcert Buyer, Inc., DCert Preferred Holdings, Inc. and Destiny Digital Holdings, L.P.	Provider of internet security tools and solutions	Second lien senior secured loan	12.36%	SOFR (M)	7.00%	05/2022	02/2029		11.0	10.4	10.9	(2)
		Series A preferred shares	10.50% PIK			05/2021		129,822		169.5	150.8	(2)
		Series A units				05/2021		817,194		13.3	9.1	(2)
										193.2	170.8
Denali Holdco LLC and Denali Apexco LP (15)	Provider of cybersecurity audit and assessment services	First lien senior secured loan	10.96%	SOFR (M)	5.50%	09/2021	09/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.03%	SOFR (M)	5.50%	07/2022	09/2027		1.1	1.1	1.1	(2)(11)
		Class A units				02/2022		2,549,000		2.5	3.2	(2)
										3.7	4.4
Diligent Corporation and Diligent Preferred Issuer, Inc. (15)	Provider of secure SaaS solutions for board and leadership team documents	First lien senior secured revolving loan	11.76%	SOFR (Q)	6.25%	08/2020	08/2025		1.2	1.2	1.2	(2)(11)(14)
		First lien senior secured loan	11.78%	SOFR (Q)	6.25%	08/2020	08/2025		14.6	14.5	14.6	(2)(11)
		First lien senior secured loan	11.78%	SOFR (Q)	6.25%	08/2020	08/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.28%	SOFR (Q)	5.75%	03/2021	08/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.28%	SOFR (Q)	5.75%	04/2021	08/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.78%	SOFR (Q)	6.25%	07/2021	08/2025		0.1	0.1	0.1	(2)(11)
		Preferred stock	10.50% PIK			04/2021		13,140		16.7	15.6	(2)
										32.8	31.8
DS Admiral Bidco, LLC (15)	Tax return software provider for government institutions	First lien senior secured loan	11.85%	SOFR (Q)	6.50%	03/2021	03/2028		0.1	0.1	0.1	(2)(11)
Dye & Durham Corporation (15)	Provider of cloud-based software and technology solutions for the legal industry	First lien senior secured revolving loan	11.20%	CDOR (Q)	5.75%	12/2021	12/2026		3.8	3.8	3.8	(2)(6)(11)
		First lien senior secured loan	11.21%	CDOR (Q)	5.75%	12/2021	12/2027		8.7	8.6	8.7	(2)(6)(11)
										12.4	12.5

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Echo Purchaser, Inc. (15)	Software provider of mission critical security, supply chain, and collaboration solutions for highly regulated end markets	First lien senior secured revolving loan	10.86%	SOFR (Q)	5.50%	11/2023	11/2029		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.87%	SOFR (S)	5.50%	11/2023	11/2029		10.7	10.7	10.4	(2)(11)
										10.8	10.5
Elemica Parent, Inc. & EZ Elemica Holdings, Inc. (15)	SaaS based supply chain management software provider focused on chemical markets	First lien senior secured revolving loan	11.02%	SOFR (Q)	5.50%	09/2019	09/2025		4.1	4.1	4.0	(2)(11)
		First lien senior secured loan	11.03%	SOFR (Q)	5.50%	09/2019	09/2025		60.7	60.7	58.9	(2)(11)
		First lien senior secured loan	11.03%	SOFR (Q)	5.50%	12/2020	09/2025		5.7	5.7	5.5	(2)(11)
		Preferred equity				09/2019		4,599		4.6	5.8	(2)
										75.1	74.2
Enverus Holdings, Inc. and Titan DI Preferred Holdings, Inc. (15)	SaaS based business analytics company focused on oil and gas industry	First lien senior secured loan	10.86%	SOFR (S)	5.50%	12/2023	12/2029		134.9	134.9	132.2	(2)(11)
		Preferred stock	13.50% PIK			02/2020		30		48.5	48.5	(2)
										183.4	180.7
EP Purchaser, LLC and TPG VIII EP Co-Invest II, L.P.	Provider of entertainment workforce and production management solutions	First lien senior secured loan	10.11%	SOFR (Q)	4.50%	06/2023	11/2028		8.4	8.1	8.4	(2)(11)
		Second lien senior secured loan	12.11%	SOFR (Q)	6.50%	11/2021	11/2029		177.9	177.9	172.6	(2)(11)
		Partnership units				05/2019		5,034,483		3.2	12.1	(2)(6)
										189.2	193.1
EpiServer Inc. and Episerver Sweden Holdings AB (15)	Provider of web content management and digital commerce solutions	First lien senior secured loan	10.75%	SOFR (Q)	5.25%	10/2018	04/2026		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	9.43%	Euribor (Q)	5.50%	03/2019	04/2026		5.7	5.8	5.7	(2)(6)
		First lien senior secured loan	10.75%	SOFR (Q)	5.25%	12/2021	04/2026		0.1	0.1	0.1	(2)(6)(11)
										6.0	5.9
eResearch Technology, Inc. and Astorg VII Co-Invest ERT	Provider of mission-critical, software-enabled clinical research solutions	First lien senior secured loan	9.97%	SOFR (M)	4.50%	11/2023	02/2027		1.0	1.0	1.0	(2)(11)(18)
		Second lien senior secured loan	13.46%	SOFR (M)	8.00%	02/2020	02/2028		17.2	16.9	17.2	(2)
		Second lien senior secured loan	13.46%	SOFR (M)	8.00%	04/2021	02/2028		30.6	29.9	30.6	(2)
		Limited partnership interest				01/2020		3,988,000		4.5	5.5	(2)(6)
										52.3	54.3
ESHA Research, LLC and RMCF VI CIV XLVIII, L.P. (15)	Provider of nutritional information and software as a services (SaaS) compliance solutions	First lien senior secured revolving loan	11.74%	SOFR (S)	6.25%	06/2022	06/2028		0.8	0.8	0.7	(2)(11)
		First lien senior secured loan	11.76%	SOFR (Q)	6.25%	06/2022	06/2028		6.8	6.8	6.6	(2)(11)
		Limited partner interests				06/2022		6,246,801		6.2	5.5

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										13.8	12.8
Extrahop Networks, Inc. (15)	Provider of real-time wire data analytics solutions for application and infrastructure monitoring	First lien senior secured loan	12.96%	SOFR (M)	7.50%	07/2021	07/2027		22.9	22.9	22.9	(2)(11)
		First lien senior secured loan	12.96%	SOFR (M)	7.50%	03/2023	07/2027		3.9	3.9	3.9	(2)(11)
										26.8	26.8
Finastra USA, Inc., DH Corporation/Societe DH, and Finastra Europe S.A R.L. (15)	Provider of back-office software services for the banking sector	First lien senior secured loan	12.71%	SOFR (Q)	7.25%	09/2023	09/2029		190.5	186.8	188.6	(2)(6)(11)
First Insight, Inc.	Software company providing merchandising and pricing solutions to companies worldwide	Warrant to purchase shares of Series C preferred stock				03/2014	03/2024	122,827		—	—
Forescout Technologies, Inc. (15)	Network access control solutions provider	First lien senior secured loan	13.45%	SOFR (Q)	8.00%	08/2020	08/2026		9.6	9.5	9.6	(2)(11)
		First lien senior secured loan	13.45%	SOFR (Q)	8.00%	07/2022	08/2026		13.8	13.8	13.8	(2)(11)
										23.3	23.4
Genesis Acquisition Co. and Genesis Ultimate Holding Co. (15)	Child care management software and services provider	First lien senior secured revolving loan	10.39%	SOFR (Q)	5.00%	07/2018	07/2025		1.5	1.5	1.5	(2)(11)
		First lien senior secured loan	10.39%	SOFR (Q)	5.00%	07/2018	07/2025		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	10.35%	SOFR (Q)	5.00%	11/2021	07/2025		0.1	0.1	0.1	(2)(11)
		Second lien senior secured loan	14.47%	SOFR (Q)	9.00%	07/2018	07/2026		32.4	32.4	32.4	(2)(11)
		Second lien senior secured loan	14.47%	SOFR (Q)	9.00%	06/2021	07/2026		7.5	7.5	7.5	(2)(11)
		Second lien senior secured loan	14.47%	SOFR (Q)	9.00%	11/2021	07/2026		21.1	21.1	21.1	(2)(11)
		Class A common stock				07/2018		8		0.8	2.4	(2)
										63.6	65.2
GI Ranger Intermediate LLC (15)	Provider of payment processing services and software to healthcare providers	First lien senior secured revolving loan	11.21%	SOFR (Q)	5.75%	10/2021	10/2027		2.2	2.2	2.1	(2)(11)
		First lien senior secured loan	11.25%	SOFR (Q)	5.75%	10/2021	10/2028		10.1	10.1	10.0	(2)(11)
		First lien senior secured loan	11.25%	SOFR (Q)	5.75%	03/2022	10/2028		1.8	1.8	1.7	(2)(11)
										14.1	13.8
GraphPAD Software, LLC, Insightful Science Intermediate I, LLC and Insightful Science Holdings, LLC (15)	Provider of data analysis, statistics, and visualization software solutions for scientific research applications	First lien senior secured revolving loan	13.50%	Base Rate (Q)	5.00%	12/2017	04/2027		0.6	0.6	0.6	(2)(11)
		First lien senior secured loan	11.72%	SOFR (S)	6.00%	12/2017	04/2027		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	11.19%	SOFR (Q)	5.50%	04/2021	04/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.22%	SOFR (Q)	5.50%	10/2021	04/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.13%	SOFR (Q)	5.50%	11/2021	04/2027		3.9	3.9	3.9	(2)(11)
		Senior subordinated loan	10.50% PIK			04/2021	04/2032		48.3	48.3	44.9	(2)
		Preferred units	14.00% PIK			04/2021		1,828,645		65.6	65.6

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										118.8	115.4
Guidepoint Security Holdings, LLC (15)	Cybersecurity solutions provider	First lien senior secured loan	11.38%	SOFR (Q)	6.00%	10/2023	10/2029		6.8	6.8	6.6	(2)(11)
Heavy Construction Systems Specialists, LLC (15)	Provider of construction software	First lien senior secured loan	10.86%	SOFR (M)	5.50%	11/2021	11/2028		0.1	0.1	0.1	(2)(11)
Huskies Parent, Inc., GI Insurity Parent LLC and GI Insurity TopCo LP (15)	Insurance software provider	First lien senior secured revolving loan	11.00%	SOFR (Q)	5.50%	11/2021	11/2027		13.3	13.3	12.1	(2)(11)
		First lien senior secured loan	11.00%	SOFR (Q)	5.50%	11/2021	11/2028		59.8	59.8	54.4	(2)(11)
		Senior subordinated loan	10.00% PIK			11/2021	11/2031		109.8	109.8	89.0	(2)
		Company units				11/2021		4,246,457		8.8	4.7	(2)
										191.7	160.2
Hyland Software, Inc. (15)	Enterprise content management software provider	First lien senior secured loan	11.36%	SOFR (M)	6.00%	09/2023	09/2030		97.5	96.2	96.1	(2)(11)
Imprivata, Inc.	Provider of identity and access management solutions to the healthcare industry	Second lien senior secured loan	11.60%	SOFR (Q)	6.25%	04/2022	12/2028		16.1	16.0	15.8	(2)(11)
Inmar, Inc.	Technology-driven solutions provider for retailers, wholesalers and manufacturers	First lien senior secured loan	10.85%	SOFR (M)	5.50%	06/2023	05/2026		13.4	12.9	13.2	(2)(11)(18)
IQN Holding Corp. (15)	Provider of extended workforce management software	First lien senior secured loan	10.64%	SOFR (Q)	5.25%	05/2022	05/2029		1.4	1.4	1.4	(2)(11)
IV Rollover Holdings, LLC	Provider of cloud based IT solutions, infrastructure and services	Class B units				05/2017		170,490		—	—	(2)
		Class X units				05/2017		5,000,000		1.9	2.1	(2)
										1.9	2.1
Kaseya Inc. and Knockout Intermediate Holdings I Inc. (15)	Provider of cloud-based software and technology solutions for small and medium sized businesses	First lien senior secured revolving loan	11.36% (2.50% PIK)	SOFR (M)	6.00%	06/2022	06/2029		4.9	4.9	4.9	(2)(11)(14)
		First lien senior secured loan	11.38% (2.50% PIK)	SOFR (Q)	6.00%	06/2022	06/2029		169.1	168.9	169.1	(2)(11)
		Preferred stock	11.75% PIK			06/2022		38,798		46.2	45.7	(2)
										220.0	219.7
LeanTaaS Holdings, Inc. (15)	Provider of SaaS tools to optimize healthcare asset utilization	First lien senior secured loan	12.86%	SOFR (M)	7.50%	07/2022	07/2028		42.3	42.3	42.3	(2)(11)
Majesco and Magic Topco, L.P. (15)	Insurance software provider	First lien senior secured loan	12.60%	SOFR (Q)	7.25%	09/2020	09/2027		0.1	0.1	0.1	(2)(11)
		Class A units	9.00% PIK			09/2020		2,539		3.4	5.9	(2)
		Class B units				09/2020		570,625		—	—	(2)
										3.5	6.0
Mimecast Borrowerco, Inc. and Magnesium Co- Invest SCSp (15)(16)	Cybersecurity solutions provider	First lien senior secured loan	10.94%	SONIA (Q)	5.75%	05/2022	05/2029		36.3	35.2	36.3	(2)(6)(11)
		First lien senior secured loan	11.21%	SOFR (M)	5.75%	05/2022	05/2029		79.2	79.2	79.2	(2)(6)(11)
		Limited partnership interest				05/2022		3,975		38.8	43.6	(2)(6)
										153.2	159.1

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Ministry Brands Holdings, LLC and RCP MB Investments B, L.P. (15)	Software and payment services provider to faith-based institutions	First lien senior secured revolving loan	13.00%	Base Rate (Q)	4.50%	12/2021	12/2027		0.7	0.7	0.6	(2)(11)(14)
		First lien senior secured revolving loan	10.96%	SOFR (M)	5.50%	12/2021	12/2027		3.6	3.6	3.4	(2)(11)(14)
		First lien senior secured loan	10.96%	SOFR (M)	5.50%	12/2021	12/2028		39.4	39.4	37.4	(2)(11)
		Limited partner interests				12/2021		9,574,000		9.6	7.8	(2)
										53.3	49.2
Mitchell International, Inc.	Provider of technology, connectivity, and information solutions to the property and casualty insurance industry	First lien senior secured loan	9.40%	SOFR (Q)	3.75%	06/2023	10/2028		0.1	0.1	0.1	(2)(11)(18)
		Second lien senior secured loan	12.15%	SOFR (Q)	6.50%	10/2021	10/2029		98.1	96.4	96.1	(2)(11)(18)
										96.5	96.2
Moonraker AcquisitionCo LLC and Moonraker HoldCo LLC (15)	Leading technology solution provider for casing and auditioning to the entertainment industry	First lien senior secured revolving loan	11.36%	SOFR (Q)	6.00%	08/2022	08/2028		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.36%	SOFR (M)	6.00%	08/2022	08/2028		24.9	24.9	24.9	(2)(11)
		Class A units	8.00% PIK			08/2022		45,320		4.9	3.9
										29.9	28.9
MRI Software LLC (15)	Provider of real estate and investment management software	First lien senior secured loan	10.95%	SOFR (Q)	5.50%	02/2020	02/2027		51.0	51.0	50.5	(2)(11)
		First lien senior secured loan	10.95%	SOFR (Q)	5.50%	08/2020	02/2027		24.2	24.2	23.9	(2)(11)
										75.2	74.4
Netsmart, Inc. and Netsmart Technologies, Inc.	Developer and operator of health care software and technology solutions	First lien senior secured loan	9.22%	SOFR (M)	3.75%	06/2022	10/2027		0.2	0.2	0.2	(2)(11)(18)
OpenMarket Inc.	Provider of cloud-based mobile engagement platform	First lien senior secured loan	11.86%	SOFR (Q)	6.25%	09/2021	09/2026		14.8	14.8	14.8	(2)(6)(11)
PDDS HoldCo, Inc. (15)	Provider of cloud-based dental practice management software	First lien senior secured revolving loan	13.10%	SOFR (S)	7.50%	07/2022	07/2028		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	12.96%	SOFR (S)	7.50%	07/2022	07/2028		10.8	10.8	10.8	(2)(11)
										11.0	11.0
PDI TA Holdings, Inc., Peachtree Parent, Inc. and Insight PDI Holdings, LLC (15)	Provider of enterprise management software for the convenience retail and petroleum wholesale market	First lien senior secured revolving loan	10.02%	SOFR (Q)	4.50%	03/2019	10/2024		7.6	7.6	7.5	(2)(11)
		First lien senior secured loan	10.07%	SOFR (Q)	4.50%	03/2019	10/2024		52.4	52.4	51.8	(2)(11)
		Second lien senior secured loan	14.02%	SOFR (Q)	8.50%	03/2019	10/2025		70.1	70.1	70.1	(2)(11)
		Second lien senior secured loan	14.02%	SOFR (Q)	8.50%	12/2020	10/2025		8.3	8.3	8.3	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Second lien senior secured loan	14.05%	SOFR (Q)	8.53%	04/2021	10/2025		8.7	8.7	8.7	(2)(11)
		Second lien senior secured loan	14.23%	SOFR (Q)	8.71%	12/2021	10/2025		7.2	7.2	7.2	(2)(11)
		Second lien senior secured loan	14.02%	SOFR (Q)	8.50%	08/2023	10/2025		6.9	6.9	6.9	(2)(11)
		Series A preferred stock	13.25% PIK			03/2019		13,656		25.4	24.2	(2)
		Class A units				03/2019		2,062,493		2.1	3.4	(2)
										188.7	188.1
Pegasus Global Enterprise Holdings, LLC, Mekone Blocker Acquisition, Inc. and Mekone Parent, LLC (15)	Provider of plant maintenance and scheduling software	First lien senior secured loan	10.75%	SOFR (Q)	5.25%	05/2019	05/2025		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	11.36%	SOFR (Q)	5.75%	06/2020	05/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.25%	SOFR (Q)	5.75%	10/2020	05/2025		0.3	0.3	0.3	(2)(11)
		Class A units				05/2019		5,000		5.0	12.3
										5.6	12.9
Perforce Software, Inc. (15)	Developer of software used for application development	First lien senior secured revolving loan	9.86%	SOFR (M)	4.50%	07/2019	07/2026		1.0	1.0	1.0	(2)(14)
Petvisor Holdings, LLC (15)	Provider of veterinarian-focused SaaS solutions	First lien senior secured loan	11.13%	SOFR (Q)	5.75%	06/2022	11/2029		6.0	6.0	6.0	(2)(11)
		First lien senior secured loan	11.02%	SOFR (M)	5.75%	11/2023	11/2029		3.7	3.7	3.7	(2)(11)
										9.7	9.7
Ping Identity Holding Corp. (15)	Provider of identity and access management solutions	First lien senior secured loan	12.36%	SOFR (M)	7.00%	10/2022	10/2029		11.3	11.3	11.3	(2)(11)
Pluralsight, Inc. (15)	Online education learning platform	First lien senior secured revolving loan	13.52%	SOFR (Q)	8.00%	04/2021	04/2027		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	13.56%	SOFR (Q)	8.00%	04/2021	04/2027		106.2	106.2	94.5	(2)(11)
										106.4	94.7
Poplicus Incorporated	Business intelligence and market analytics platform for companies that sell to the public sector	Warrant to purchase shares of Series C preferred stock				06/2015	06/2025	2,402,991		0.1	—
PracticeTek Purchaser, LLC, PracticeTek MidCo, LLC and GSV PracticeTek Holdings, LLC (15)	Software provider for medical practitioners	First lien senior secured revolving loan	9.86%	SOFR (M)	4.50%	08/2023	08/2029		0.5	0.5	0.5	(2)(11)
		First lien senior secured loan	11.36%	SOFR (M)	6.00%	08/2023	08/2029		36.4	36.4	35.5	(2)(11)
		Senior subordinated loan	14.00% PIK			08/2023	08/2030		40.6	40.6	39.4	(2)
		Class A units	8.00% PIK			03/2021		33,220,282		23.5	33.1	(2)
										101.0	108.5
ProfitSolv Purchaser, Inc. and PS Co-Invest, L.P. (15)	Provider of practice management software to law firms	First lien senior secured loan	10.46%	SOFR (M)	5.00%	03/2021	03/2027		9.8	9.8	9.8	(2)(11)
		Limited partnership units				03/2021		1,624,000		1.6	2.1	(2)
										11.4	11.9

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Project Alpha Intermediate Holding, Inc. and Qlik Parent, Inc.	Provider of data visualization software for data analytics	Class A common stock				08/2016		7,445		7.4	17.5	(2)
		Class B common stock				08/2016		1,841,609		0.1	0.2	(2)
										7.5	17.7
Project Essential Bidco, Inc. and Project Essential Super Parent, Inc. (15)	Saas provider of automated crew callout and scheduling software for the utility industry	First lien senior secured loan	11.78% (3.25% PIK)	SOFR (Q)	6.25%	04/2021	04/2028		36.6	36.6	33.7	(2)(11)
		Preferred shares	14.85% PIK	SOFR (Q)	9.50%	04/2021		26,436		37.0	34.0	(2)(11)
										73.6	67.7
Project Potter Buyer, LLC and Project Potter Parent, L.P. (15)	Software solutions provider to the ready-mix concrete industry	First lien senior secured revolving loan	12.11%	SOFR (M)	6.75%	04/2020	04/2026		2.1	2.0	2.1	(2)(11)(14)
		First lien senior secured loan	12.11%	SOFR (M)	6.75%	04/2020	04/2027		43.2	43.2	43.2	(2)(11)
		First lien senior secured loan	12.11%	SOFR (M)	6.75%	10/2020	04/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	12.11%	SOFR (M)	6.75%	11/2020	04/2027		11.9	11.9	11.9	(2)(11)
		Class B units				04/2020		588,636		—	3.5	(2)
										57.2	60.8
Proofpoint, Inc. (15)	Cybersecurity solutions provider	First lien senior secured loan	8.72%	SOFR (M)	3.25%	06/2021	08/2028		1.0	0.9	1.0	(2)(11)(18)
		Second lien senior secured loan	11.72%	SOFR (M)	6.25%	06/2021	08/2029		34.6	34.5	34.6	(2)(11)
										35.4	35.6
PushPay USA Inc. (15)	Provider of software and integrated payment solutions	First lien senior secured loan	12.28%	SOFR (Q)	6.75%	05/2023	05/2030		12.7	12.7	12.6	(2)(11)
QF Holdings, Inc. (15)	SaaS based electronic health record software provider	First lien senior secured loan	11.73%	SOFR (Q)	6.25%	09/2019	12/2027		6.8	6.8	6.8	(2)(11)
		First lien senior secured loan	11.73%	SOFR (Q)	6.25%	08/2020	12/2027		4.9	4.9	4.9	(2)(11)
		First lien senior secured loan	11.73%	SOFR (Q)	6.25%	12/2021	12/2027		8.1	8.1	8.1	(2)(11)
		First lien senior secured loan	11.73%	SOFR (Q)	6.25%	12/2023	12/2027		5.1	5.1	5.1	(2)(11)
										24.9	24.9
Raptor Technologies, LLC, Sycamore Bidco LTD and Rocket Parent, LLC (15)	Provider of SaaS-based safety and security software to the K-12 school market	First lien senior secured loan	10.97%	SOFR (Q)	5.63%	10/2021	10/2028		8.5	8.5	8.5	(2)(11)
		First lien senior secured loan	10.97%	SOFR (Q)	5.63%	04/2023	10/2028		0.1	0.1	0.1	(2)(11)
		Class A common units				12/2018		2,880,582		3.5	10.0
										12.1	18.6
RealPage, Inc.	Provider of enterprise software solutions to the residential real estate industry	Second lien senior secured loan	11.97%	SOFR (M)	6.50%	04/2021	04/2029		84.1	83.2	84.1	(2)(11)
Regent Education, Inc.	Provider of software solutions designed to optimize the financial aid and enrollment processes	Warrant to purchase shares of common stock				12/2016	12/2026	5,393,194		—	—
		Warrant to purchase shares of common stock				12/2016	12/2026	987		—	—
										—	—

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Relativity ODA LLC (15)	Electronic discovery document review software platform for use in litigations and investigations	First lien senior secured loan	11.96%	SOFR (M)	6.50%	05/2021	05/2027		23.0	23.0	23.0	(2)(11)
Revalize, Inc. (15)	Developer and operator of software providing configuration, price and quote capabilities	First lien senior secured revolving loan	11.23%	SOFR (M)	5.75%	05/2022	04/2027		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	11.21%	SOFR (M)	5.75%	05/2022	04/2027		0.7	0.7	0.7	(2)(11)
										0.9	0.9
RMS HoldCo II, LLC & RMS Group Holdings, Inc. (15)	Developer of revenue cycle management solutions, process automation, analytics and integration for the healthcare industry	First lien senior secured loan	11.75%	SOFR (Q)	6.25%	12/2021	12/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.60%	SOFR (Q)	6.25%	08/2022	12/2027		0.2	0.2	0.2	(2)(11)
		Class A common stock				12/2021		465		4.6	4.8	(2)
										4.9	5.1
Smarsh Inc. and Skywalker TopCo, LLC (15)	SaaS based communication archival service provider	First lien senior secured loan	11.10%	SOFR (Q)	5.75%	02/2022	02/2029		1.4	1.4	1.4	(2)(11)
		Common units				11/2020		1,742,623		6.3	10.5	(2)
										7.7	11.9
SocialFlow, Inc.	Social media optimization platform provider	Warrant to purchase shares of Series C preferred stock				01/2016	01/2026	215,331		—	—
Sophia, L.P.	Provider of ERP software and services for higher education institutions	Second lien senior secured loan	13.46%	SOFR (M)	8.00%	10/2020	10/2028		105.9	105.9	105.9	(2)(11)
SoundCloud Limited	Platform for receiving, sending, and distributing music	Common stock				08/2017		73,422		0.4	0.7	(2)(6)
Spirit RR Holdings, Inc. and Winterfell Co-Invest SCSp (15)	Provider of data, analytics, news, and workflow tools to customers in the counter-cyclical distressed debt space	First lien senior secured revolving loan	10.71%	SOFR (M)	5.25%	09/2022	09/2028		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	10.70%	SOFR (Q)	5.25%	09/2022	09/2028		2.5	2.5	2.5	(2)(11)
		Limited partner interests				09/2022		1,010		10.2	13.2	(2)
										12.9	15.9
Storable, Inc. and EQT IX Co-Investment (E) SCSP	Payment management system solutions and web services for the self-storage industry	Second lien senior secured loan	11.93%	SOFR (S)	6.75%	04/2021	04/2029		42.8	42.8	42.4	(2)(11)
		Second lien senior secured loan	11.93%	SOFR (S)	6.75%	03/2022	04/2029		10.3	10.3	10.2	(2)(11)
		Limited partnership interests				04/2021		614,950		6.2	9.0	(2)(6)
										59.3	61.6
Sundance Group Holdings, Inc. (15)	Provider of cloud-based document management and collaboration solutions	First lien senior secured revolving loan	11.73%	SOFR (Q)	6.25%	07/2021	07/2027		1.5	1.4	1.5	(2)(11)
		First lien senior secured loan	11.73%	SOFR (Q)	6.25%	07/2021	07/2027		20.1	19.9	20.1	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	11.74%	SOFR (Q)	6.25%	11/2022	07/2027		0.8	0.8	0.8	(2)(11)
										22.1	22.4
Tamarack Intermediate, L.L.C. and Tamarack Parent, L.L.C. (15)	Provider of environment, health, safety, and sustainability software	First lien senior secured loan	11.28%	SOFR (Q)	5.75%	03/2022	03/2028		34.8	34.8	34.4	(2)(11)
		First lien senior secured loan	11.27%	SOFR (Q)	5.75%	10/2023	03/2028		5.0	5.0	4.9	(2)(11)
		Class A-2 units				03/2022		5,057		5.1	4.6
										44.9	43.9
TCP Hawker Intermediate LLC (15)	Workforce management solutions provider	First lien senior secured loan	11.00%	SOFR (Q)	5.50%	08/2019	08/2026		34.1	34.1	34.1	(2)(11)
		First lien senior secured loan	11.00%	SOFR (Q)	5.50%	12/2020	08/2026		6.5	6.5	6.5	(2)(11)
		First lien senior secured loan	11.00%	SOFR (Q)	5.50%	10/2021	08/2026		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.50%	SOFR (Q)	6.00%	10/2023	08/2026		7.3	7.3	7.3	(2)(11)
										48.0	48.0
UKG Inc. and H&F Unite Partners, L.P. (15)	Provider of cloud based HCM solutions for businesses	First lien senior secured revolving loan	9.11%	SOFR (M)	3.75%	05/2019	02/2026		1.4	1.4	1.4	(2)(6)(14)
		Limited partnership interests				05/2019		12,583,556		12.6	19.3	(2)(6)
										14.0	20.7
UserZoom Technologies, Inc.	User experience research automation software	First lien senior secured loan	12.99%	SOFR (Q)	7.50%	02/2023	04/2029		5.8	5.7	5.8	(2)(11)
WebPT, Inc. (15)	Electronic medical record software provider	First lien senior secured revolving loan	12.22%	SOFR (Q)	6.75%	08/2019	01/2028		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	12.24%	SOFR (Q)	6.75%	08/2019	01/2028		0.1	0.1	0.1	(2)(11)
										0.3	0.3
Wellness AcquisitionCo, Inc. (15)	Provider of retail consumer insights and analytics for manufacturers and retailers in the natural, organic and specialty products industry	First lien senior secured loan	10.99%	SOFR (Q)	5.50%	01/2021	01/2027		0.1	0.1	0.1	(2)(11)
WorkWave Intermediate II, LLC (15)	Provider of cloud-based field services and fleet management solutions	First lien senior secured loan	11.95%	SOFR (Q)	6.50%	06/2021	06/2027		51.6	51.6	51.6	(2)(11)
		First lien senior secured loan	11.95%	SOFR (Q)	6.50%	02/2022	06/2027		18.8	18.8	18.8	(2)(11)
										70.4	70.4
ZenDesk, Inc., Zoro TopCo, Inc. and Zoro TopCo, LP (15)	Provider of cloud-based customer support solutions	First lien senior secured loan	11.61% (2.75% PIK)	SOFR (Q)	6.25%	12/2022	11/2028		43.6	43.6	43.6	(2)(11)
		Series A preferred stock	12.50% PIK			11/2022		27,226		31.2	30.6	(2)
		Class A common units				11/2022		269,100		2.7	2.8	(2)
										77.5	77.0

										5,362.2	5,293.6		47.26%
Health Care Services
Absolute Dental Group LLC and Absolute Dental Equity, LLC (5)(15)	Dental services provider	First lien senior secured revolving loan	16.50% (7.00% PIK)	Base Rate (Q)	8.00%	06/2021	06/2026		0.8	0.8	0.8	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured revolving loan	14.61% (7.00% PIK)	SOFR (Q)	9.00%	06/2021	06/2026		8.7	8.7	8.7	(2)(11)
		First lien senior secured loan	14.61% (7.00% PIK)	SOFR (Q)	9.00%	06/2021	06/2026		54.9	54.9	54.9	(2)(11)
		Class A common units				06/2021		6,580,219		4.7	7.6	(2)
										69.1	72.0
ADG, LLC, GEDC Equity, LLC and RC IV GEDC Investor LLC (5)(15)	Dental services provider	First lien senior secured loan	9.50% (3.00% PIK)	SOFR (S)	4.00%	09/2016	09/2026		15.0	15.0	15.0	(2)(11)
		Second lien senior secured loan	10.00% PIK			06/2023	03/2027		32.0	32.0	32.0	(2)
		Membership units				09/2016		3,000,000		—	—	(2)
		Class A common units				06/2023		10,000,000		29.4	18.6	(2)
										76.4	65.6
Advarra Holdings, Inc. (15)	Provider of central institutional review boards over clinical trials	First lien senior secured loan	10.61%	SOFR (M)	5.25%	08/2022	08/2029		4.0	4.0	4.0	(2)(11)
AHR Funding Holdings, Inc. and AHR Parent Holdings, LP	Provider of revenue cycle management solutions to hospitals	Series A preferred shares	12.75% PIK			07/2022	07/2028	35,000		42.0	42.0	(2)
		Preferred units	8.00% PIK			07/2022		9,900		11.1	13.3	(2)
		Class B common units				07/2022		100,000		0.1	0.1	(2)
										53.2	55.4
Amerivet Partners Management, Inc. and AVE Holdings LP (15)	Veterinary practice management platform	Subordinated loan	16.50% PIK			11/2023	12/2030		48.4	46.9	45.5	(2)
		Class C units				11/2023		7,144		1.4	1.4	(2)
										48.3	46.9
AthenaHealth Group Inc., Minerva Holdco, Inc. and BCPE Co-Invest (A), LP (15)(16)	Revenue cycle management provider to the physician practices and acute care hospitals	First lien senior secured loan	8.61%	SOFR (M)	3.25%	07/2023	02/2029		0.1	0.1	0.1	(2)(11)(18)
		Series A preferred stock	10.75% PIK			02/2022		198,505		242.8	233.1	(2)
		Class A units				02/2022		10,487,951		10.5	12.8	(2)
										253.4	246.0
BAART Programs, Inc., MedMark Services, Inc., and Canadian Addiction Treatment Centres LP	Opiod treatment provider	First lien senior secured loan	10.61%	SOFR (Q)	5.00%	05/2022	06/2027		5.9	6.0	5.8	(2)(11)
Bambino Group Holdings, LLC	Dental services provider	Class A preferred units				12/2016		1,000,000		1.0	0.9	(2)
Center for Autism and Related Disorders, LLC (15)	Autism treatment and services provider specializing in applied behavior analysis therapy	First lien senior secured revolving loan				11/2018	11/2023		6.8	—	—	(2)(10)(14)
		First lien senior secured revolving loan				01/2022	11/2023		1.0	—	—	(2)(10)(14)
		First lien senior secured loan				06/2023	08/2023		2.4	—	—	(2)(10)
										—	—
Color Intermediate, LLC	Provider of pre-payment integrity software solution	First lien senior secured loan	10.95%	SOFR (Q)	5.50%	10/2022	10/2029		20.2	20.2	20.2	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Comprehensive EyeCare Partners, LLC (15)	Vision care practice management company	First lien senior secured revolving loan	12.11% (2.50% PIK)	SOFR (Q)	6.50%	02/2018	02/2025		1.9	1.9	1.7	(2)(11)
		First lien senior secured loan	12.11% (2.50% PIK)	SOFR (Q)	6.50%	02/2018	02/2025		0.3	0.3	0.3	(2)(11)
										2.2	2.0
Convey Health Solutions, Inc.	Healthcare workforce management software provider	First lien senior secured loan	10.70%	SOFR (Q)	5.25%	09/2019	09/2026		2.7	2.7	2.3	(2)(6)(11)
		First lien senior secured loan	10.70%	SOFR (Q)	5.25%	02/2022	09/2026		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	10.70%	SOFR (Q)	5.25%	10/2022	09/2026		0.1	0.1	0.1	(2)(6)(11)
										2.9	2.5
Crown CT Parent Inc., Crown CT HoldCo Inc. and Crown CT Management LLC (15)	Provider of medical devices and services for the treatment of positional plagiocephaly	First lien senior secured loan	11.00%	SOFR (Q)	5.50%	03/2022	03/2029		24.3	24.3	23.1	(2)(11)
		Class A shares				03/2022		192		1.9	1.2	(2)
		Common units				03/2022		31		0.3	0.2	(2)
										26.5	24.5
CVP Holdco, Inc. and OMERS Wildcats Investment Holdings LLC (15)	Veterinary hospital operator	First lien senior secured loan	11.85%	SOFR (M)	6.40%	10/2019	10/2025		32.1	32.1	32.1	(2)(11)
		First lien senior secured loan	11.36%	SOFR (M)	5.90%	04/2021	10/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.36%	SOFR (M)	5.90%	01/2022	10/2025		40.1	40.1	40.1	(2)(11)
		First lien senior secured loan	11.71%	SOFR (M)	6.25%	10/2022	10/2025		9.5	9.5	9.5	(2)(11)
		Class A preferred units	15.00% PIK			08/2023		1,508		0.9	0.9	(2)
		Common stock				10/2019		41,443		14.5	24.4	(2)
										97.2	107.1
Evolent Health LLC and Evolent Health, Inc.	Medical technology company focused on value based care services and payment solutions	Series A preferred shares	11.48%	SOFR (Q)	6.00%	01/2023	01/2029	3,834		3.8	4.3	(2)(6)(11)
GHX Ultimate Parent Corporation, Commerce Parent, Inc. and Commerce Topco, LLC	On-demand supply chain automation solutions provider to the healthcare industry	Second lien senior secured loan	12.25%	SOFR (Q)	6.75%	05/2021	05/2029		114.0	114.0	112.9	(2)(11)
		Class A units				06/2017		15,706,534		17.4	31.1	(2)
										131.4	144.0
Global Medical Response, Inc. and GMR Buyer Corp.	Emergency air medical services provider	First lien senior secured loan	9.93%	SOFR (Q)	4.25%	06/2022	10/2025		28.7	26.7	22.4	(2)(11)(18)
		First lien senior secured loan	9.89%	SOFR (Q)	4.25%	06/2022	03/2025		12.4	11.9	9.6	(2)(11)(18)
		Second lien senior secured loan	12.10%	SOFR (Q)	6.75%	12/2021	12/2029		95.4	95.4	74.4	(2)(11)
		Warrant to purchase units of common stock				03/2018	03/2028	115,733		0.9	1.1	(2)
		Warrant to purchase units of common stock				12/2021	12/2031	1,927		0.1	—	(2)
										135.0	107.5
Hanger, Inc. (15)	Provider of orthotic and prosthetic equipment and services	First lien senior secured loan	11.61%	SOFR (M)	6.25%	10/2022	10/2028		53.7	53.7	53.7	(2)(11)
		First lien senior secured loan	11.61%	SOFR (M)	6.25%	10/2022	10/2028		0.1	0.1	0.1	(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	11.61%	SOFR (M)	6.25%	07/2023	10/2028		16.7	16.7	16.7	(2)(11)
		Second lien senior secured loan	15.11%	SOFR (M)	9.75%	10/2022	10/2029		110.6	110.6	110.6	(2)(11)
		Second lien senior secured loan	15.11%	SOFR (M)	9.75%	07/2023	10/2029		15.4	15.4	15.4	(2)(11)
										196.5	196.5
HealthEdge Software, Inc. (15)	Provider of financial, administrative and clinical software platforms to the healthcare industry	First lien senior secured revolving loan				12/2021	04/2026		—	—	—	(2)(13)
		First lien senior secured loan	11.71%	SOFR (M)	6.25%	12/2021	04/2026		95.5	95.5	95.5	(2)(11)
		First lien senior secured loan	11.71%	SOFR (M)	6.25%	12/2022	04/2026		6.2	6.2	6.2	(2)(11)
										101.7	101.7
Honor Technology, Inc.	Nursing and home care provider	First lien senior secured loan	15.46%	SOFR (M)	10.00%	08/2021	08/2026		2.5	2.4	2.3	(2)(11)
		Warrant to purchase shares of Series D-2 preferred stock				08/2021	08/2031	133,333		0.1	—	(2)
										2.5	2.3
JDC Healthcare Management, LLC	Dental services provider	Senior subordinated loan				09/2023	09/2029		12.2	0.7	0.4	(2)(10)
KBHS Acquisition, LLC (d/b/a Alita Care, LLC) (15)	Provider of behavioral health services	First lien senior secured revolving loan	12.02% (1.50% PIK)	SOFR (Q)	6.50%	03/2017	03/2026		3.2	3.2	2.9	(2)(11)
Lifescan Global Corporation	Provider of blood glucose monitoring systems for home and hospital use	First lien senior secured loan	11.98%	SOFR (S)	6.50%	05/2022	12/2026		12.6	12.0	9.3	(2)(11)(18)
		Second lien senior secured loan				05/2022	03/2027		0.2	0.2	0.1	(2)(10)(18)
										12.2	9.4
Medline Borrower, LP (15)	Manufacturer and distributor of medical supplies	First lien senior secured revolving loan				10/2021	10/2026		—	—	—	(2)(13)
Napa Management Services Corporation and ASP NAPA Holdings, LLC	Anesthesia management services provider	Preferred units	15.00% PIK			06/2020		1,842		0.2	0.2	(2)
		Senior preferred units	8.00% PIK			06/2020		5,320		0.4	0.4	(2)
		Class A units				04/2016		25,277		2.5	3.5	(2)
										3.1	4.1
Next Holdco, LLC (15)	Provider of electronic medical record and practice management software	First lien senior secured loan	11.37%	SOFR (M)	6.00%	11/2023	11/2030		6.5	6.5	6.4	(2)(11)
NMN Holdings III Corp. and NMN Holdings LP (15)	Provider of complex rehabilitation technology solutions for patients with mobility loss	First lien senior secured revolving loan	11.25%	Base Rate (S)	2.75%	11/2018	08/2025		1.0	1.0	1.0	(2)(14)
		Partnership units				11/2018		30,000		3.0	5.3	(2)
										4.0	6.3
Nomi Health, Inc.	Provider of software payment services for healthcare industry	First lien senior secured loan	13.64%	SOFR (S)	8.25%	07/2023	07/2028		11.4	11.4	11.1	(2)(11)
		Warrant to purchase shares of Series B preferred stock				07/2023	07/2033	9,941		—	—	(2)
										11.4	11.1

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
NSPC Intermediate Corp. and NSPC Holdings, LLC	Acute and chronic pain treatment provider	Common units				02/2023		1,182		—	—	(2)
Olympia Acquisition, Inc., Olympia TopCo, L.P., and Asclepius Holdings LLC (5)(15)	Behavioral health and special education platform provider	First lien senior secured loan				09/2019	02/2027		56.9	49.3	33.0	(2)(10)
		First lien senior secured loan				02/2022	02/2027		11.6	10.2	6.7	(2)(10)
		First lien senior secured loan	15.02% PIK	SOFR (Q)	9.50%	01/2023	02/2027		3.2	3.1	3.2	(2)(11)
		Preferred units				07/2021	04/2024	417,189		0.3	—	(2)
		Preferred stock				02/2022		7,983		3.1	—	(2)
		Class A common units				09/2019		9,549,000		9.5	—	(2)
		Common units				02/2022		7,584		—	—	(2)
										75.5	42.9
OMH-HealthEdge Holdings, LLC (15)	Revenue cycle management provider to the healthcare industry	First lien senior secured loan	11.35%	SOFR (Q)	6.00%	10/2023	10/2029		97.6	97.6	95.2	(2)(11)
Paragon 28, Inc. and Paragon Advanced Technologies, Inc. (15)	Medical device company	First lien senior secured revolving loan	9.38%	SOFR (M)	4.00%	11/2023	11/2028		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	12.13% (3.38% PIK)	SOFR (Q)	6.75%	11/2023	11/2028		24.0	24.0	23.4	(2)(6)(11)
										24.1	23.5
Pathway Vet Alliance LLC and Jedi Group Holdings LLC (15)	Veterinary hospital operator	First lien senior secured revolving loan				03/2020	03/2025		—	—	—	(2)(13)
		Second lien senior secured loan	13.22%	SOFR (M)	7.75%	03/2020	03/2028		76.3	76.3	67.9	(2)(11)
		Class R common units				03/2020		6,004,768		6.0	2.7	(2)
										82.3	70.6
PetVet Care Centers, LLC (15)	Veterinary hospital operator	First lien senior secured loan	11.36%	SOFR (M)	6.00%	11/2023	11/2030		132.8	132.8	130.1	(2)(11)
Premise Health Holding Corp. and OMERS Bluejay Investment Holdings LP (15)	Provider of employer-sponsored onsite health and wellness clinics and pharmacies	First lien senior secured revolving loan				07/2018	04/2025		—	—	—	(2)(13)
		First lien senior secured loan	9.25%	SOFR (Q)	3.75%	07/2018	07/2025		8.5	8.5	8.3	(2)(11)
		Second lien senior secured loan	13.00%	SOFR (Q)	7.50%	07/2018	07/2026		67.1	66.9	65.8	(2)
		Class A units				07/2018		9,775		9.8	15.1	(2)
										85.2	89.2
Project Ruby Ultimate Parent Corp.	Provider of care coordination and transition management software solutions	First lien senior secured loan	10.22%	SOFR (M)	4.75%	10/2023	03/2028		17.2	17.2	17.2	(2)(11)
		Second lien senior secured loan	11.97%	SOFR (M)	6.50%	03/2021	03/2029		193.1	193.1	191.1	(2)(11)
										210.3	208.3
RTI Surgical, Inc. and Pioneer Surgical Technology, Inc. (15)	Manufacturer of biologic, metal and synthetic implants/devices	First lien senior secured revolving loan	12.21%	SOFR (M)	6.75%	07/2020	07/2026		12.4	12.4	12.4	(2)(11)
		First lien senior secured loan	12.40%	SOFR (Q)	6.75%	07/2020	07/2026		22.3	22.3	22.3	(2)(11)
										34.7	34.7

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
SiroMed Physician Services, Inc. and SiroMed Equity Holdings, LLC (15)	Outsourced anesthesia provider	First lien senior secured loan	10.75%	SOFR (Q)	5.25%	03/2018	03/2025		8.2	8.2	8.2	(2)(11)
		Common units				03/2018		684,854		4.8	1.3	(2)
										13.0	9.5
SM Wellness Holdings, Inc. and SM Holdco, LLC (15)	Breast cancer screening provider	Series D units	8.00% PIK			03/2023		1,127		1.2	1.4	(2)
		Series A units				08/2018		8,041		8.0	9.9	(2)
		Series B units				08/2018		916,795		—	—	(2)
										9.2	11.3
SOC Telemed, Inc. and PSC Spark Holdings, LP	Provider of acute care telemedicine	First lien senior secured loan	13.85% PIK	SOFR (Q)	8.50%	08/2022	08/2027		96.0	92.6	92.2	(2)(11)
		Class A-2 units				08/2022		4,812		4.9	4.6	(2)
		Warrant to purchase units of common stock				08/2022	08/2029	6,118		4.7	3.3	(2)
										102.2	100.1
Symplr Software Inc. and Symplr Software Intermediate Holdings, Inc. (15)	SaaS based healthcare compliance platform provider	First lien senior secured revolving loan	9.11%	SOFR (M)	3.75%	12/2020	12/2025		2.7	2.7	2.3	(2)
		First lien senior secured loan	9.98%	SOFR (Q)	4.50%	02/2022	12/2027		12.5	12.5	11.2	(2)(11)(18)
		Second lien senior secured loan	13.36%	SOFR (Q)	7.88%	12/2020	12/2028		76.2	76.2	67.9	(2)(11)
		Series C-1 preferred shares	11.00% PIK			06/2021		75,939		105.9	84.8	(2)
		Series C-2 preferred shares	11.00% PIK			06/2021		40,115		53.0	42.4	(2)
		Series C-3 preferred shares	11.00% PIK			10/2021		16,201		20.7	16.5	(2)
										271.0	225.1
Synergy HomeCare Franchising, LLC and NP/Synergy Holdings, LLC (15)	Franchisor of private-pay home care for the elderly	First lien senior secured loan	11.25%	SOFR (Q)	5.75%	04/2018	04/2026		13.1	13.1	13.1	(2)(11)
		Common units				04/2018		550		0.5	1.2
										13.6	14.3
Tempus Labs, Inc.	Provider of technology enabled precision medicine solutions	First lien senior secured loan	13.65% (3.25% PIK)	SOFR (Q)	8.25%	09/2022	09/2027		72.6	72.6	72.6	(2)(11)
		First lien senior secured loan	13.64% (3.25% PIK)	SOFR (Q)	8.25%	04/2023	09/2027		21.1	21.1	21.1	(2)(11)
		First lien senior secured loan	13.66% (3.25% PIK)	SOFR (S)	8.25%	10/2023	09/2027		9.0	9.0	9.0	(2)(11)
		Series G-4 preferred stock				10/2023		32,282		1.8	1.8	(2)
										104.5	104.5
Therapy Brands Holdings LLC	Provider of software solutions for the mental and behavioral health market segments	Second lien senior secured loan	12.22%	SOFR (M)	6.75%	06/2021	05/2029		29.1	28.9	27.6	(2)(11)
Touchstone Acquisition, Inc. and Touchstone Holding, L.P.	Manufacturer of consumable products in the dental, medical, cosmetic and consumer/industrial end-markets	Class A preferred units	8.00% PIK			11/2018		2,149		3.2	4.3	(2)
U.S. Anesthesia Partners, Inc. & U.S. Anesthesia Partners Holdings, Inc.	Anesthesiology service provider	Second lien senior secured loan	12.96%	SOFR (M)	7.50%	10/2021	10/2029		147.8	147.8	133.0	(2)(11)
		Common stock				12/2021		3,671,429		12.9	9.6	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										160.7	142.6
United Digestive MSO Parent, LLC and Koln Co-Invest Unblocked, LP (15)	Gastroenterology physician group	First lien senior secured loan	12.25%	SOFR (Q)	6.75%	03/2023	03/2029		10.3	10.3	10.3	(2)(11)
		Class A interests				03/2023		4,623		4.6	4.5
										14.9	14.8
Viant Medical Holdings, Inc.	Manufacturer of plastic and rubber components for health care equipment	First lien senior secured loan	9.22%	SOFR (M)	3.75%	05/2022	07/2025		3.9	3.8	3.9	(2)(18)
VPP Intermediate Holdings, LLC and VPP Group Holdings, L.P. (15)	Veterinary hospital operator	First lien senior secured loan	11.71%	SOFR (M)	6.25%	12/2021	12/2027		6.1	6.1	6.1	(2)(11)
		First lien senior secured loan	11.96%	SOFR (M)	6.50%	08/2022	12/2027		9.2	9.2	9.2	(2)(11)
		First lien senior secured loan	12.10%	SOFR (M)	6.75%	08/2023	12/2027		3.0	3.0	3.0	(2)(11)
		Class A-2 units				12/2021		7,524		7.5	10.8	(2)
		Class A-2 units				03/2023		45		0.1	0.1	(2)
										25.9	29.2
Wellpath Holdings, Inc. (15)	Correctional facility healthcare operator	First lien senior secured revolving loan	11.07%	SOFR (Q)	5.25%	10/2018	10/2024		6.2	6.2	5.2	(2)(14)
		First lien senior secured loan	11.32%	SOFR (Q)	5.50%	09/2018	10/2025		30.3	30.2	25.4	(2)(18)
										36.4	30.6
WSHP FC Acquisition LLC and WSHP FC Holdings LLC (15)	Provider of biospecimen products for pharma research	First lien senior secured revolving loan	12.00%	SOFR (Q)	6.50%	03/2018	03/2028		15.3	15.3	14.5	(2)(11)(14)
		First lien senior secured loan	12.00%	SOFR (Q)	6.50%	03/2018	03/2028		32.7	32.7	31.1	(2)(11)
		First lien senior secured loan	12.00%	SOFR (Q)	6.50%	02/2019	03/2028		4.4	4.4	4.2	(2)(11)
		First lien senior secured loan	12.00%	SOFR (Q)	6.50%	08/2019	03/2028		13.7	13.7	13.0	(2)(11)
		First lien senior secured loan	12.00%	SOFR (Q)	6.50%	10/2019	03/2028		10.6	10.6	10.1	(2)(11)
		First lien senior secured loan	12.00%	SOFR (Q)	6.50%	10/2021	03/2028		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	12.00%	SOFR (Q)	6.50%	11/2021	03/2028		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	12.00%	SOFR (Q)	6.50%	07/2022	03/2028		30.8	30.8	29.2	(2)(11)
		Common units				07/2022		34,163		4.9	4.5
										112.6	106.8

										2,914.8	2,768.9		24.72%
Financial Services
AQ Sage Buyer, LLC (15)	Provider of actuarial consulting and comprehensive wealth management services	First lien senior secured loan	11.52%	SOFR (Q)	6.00%	05/2022	01/2027		3.0	3.0	2.9	(2)(6)(11)
BCC Blueprint Holdings I, LLC and BCC Blueprint Investments, LLC	Provider of comprehensive suite of investment management and wealth planning solutions	First lien senior secured loan	12.28%	SOFR (Q)	6.75%	09/2021	09/2027		0.2	0.2	0.2	(2)(11)
		Senior subordinated loan	9.30% PIK			09/2021	09/2026		5.5	5.5	5.5	(2)
		Common units				09/2021		5,503,959		5.5	4.5	(2)
										11.2	10.2
Beacon Pointe Harmony, LLC (15)	Provider of comprehensive wealth management services	First lien senior secured loan	10.86%	SOFR (M)	5.50%	12/2021	12/2028		19.8	19.8	19.8	(2)(6)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	10.86%	SOFR (M)	5.50%	07/2023	12/2028		1.0	1.0	1.0	(2)(6)(11)
		First lien senior secured loan	11.11%	SOFR (M)	5.75%	07/2023	12/2028		0.1	0.1	0.1	(2)(6)(11)
										20.9	20.9
Cliffwater LLC (15)	Provider of alternative investment advisory services	First lien senior secured loan	11.36%	SOFR (M)	6.00%	10/2023	10/2030		4.1	4.1	4.0	(2)(6)(11)
Convera International Holdings Limited and Convera International Financial S.A R.L. (15)	Provider of B2B international payment and FX risk management solutions	First lien senior secured loan	11.50%	SOFR (Q)	6.00%	03/2022	03/2028		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	11.50%	SOFR (Q)	6.00%	06/2023	03/2028		0.1	0.1	0.1	(2)(6)(11)
										0.2	0.2
Corient Holdings, Inc.	Global wealth management firm	Series A preferred stock				05/2023		41,427		41.4	45.4	(2)
CrossCountry Mortgage, LLC and CrossCountry Holdco, LLC	Mortgage company originating loans in the retail and consumer direct channels	Series D preferred units				11/2023		90,577		24.9	24.9
DFC Global Facility Borrower III LLC (15)	Non-bank provider of alternative financial services	First lien senior secured revolving loan	12.94%	SOFR (M)	7.50%	04/2023	04/2028		99.2	98.3	99.2	(2)(6)(9)(11)
eCapital Finance Corp.	Consolidator of commercial finance businesses	Senior subordinated loan	13.19%	SOFR (M)	7.75%	01/2020	12/2025		56.0	56.0	56.0	(2)(11)
		Senior subordinated loan	13.19%	SOFR (M)	7.75%	11/2020	12/2025		5.4	5.4	5.4	(2)(11)
		Senior subordinated loan	13.19%	SOFR (M)	7.75%	01/2022	12/2025		24.3	24.3	24.3	(2)(11)
		Senior subordinated loan	13.19%	SOFR (M)	7.75%	04/2022	12/2025		55.8	55.8	55.8	(2)(11)
		Senior subordinated loan	13.19%	SOFR (M)	7.75%	10/2023	12/2025		12.3	12.3	12.3	(2)(11)
										153.8	153.8
EP Wealth Advisors, LLC (15)	Wealth management and financial planning firm	First lien senior secured revolving loan	10.87%	SOFR (Q)	5.38%	09/2020	09/2026		0.4	0.4	0.4	(2)(11)
		First lien senior secured loan	10.87%	SOFR (Q)	5.38%	09/2020	09/2026		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.00%	SOFR (Q)	5.50%	09/2020	09/2026		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.00%	SOFR (Q)	5.50%	11/2021	09/2026		0.4	0.4	0.4	(2)(11)
		First lien senior secured loan	11.26%	SOFR (Q)	5.75%	11/2022	09/2026		5.7	5.7	5.7	(2)(11)
										6.7	6.7
GTCR F Buyer Corp. and GTCR (D) Investors LP (15)(16)	Provider of end-to-end tech-enabled administrative services to private foundations	First lien senior secured loan	11.36%	SOFR (M)	6.00%	09/2023	09/2030		4.3	4.3	4.2	(2)(11)
		Limited partnership interests				09/2023		4,588,148		4.6	4.8	(2)
										8.9	9.0
HighTower Holding, LLC	Provider of investment, financial and retirement planning services	Senior subordinated loan	6.75%			06/2022	04/2029		8.1	6.9	7.3	(2)(6)(18)
Ivy Hill Asset Management, L.P. (5)	Asset management services	Subordinated revolving loan	12.01%	SOFR (Q)	6.50%	02/2018	01/2030		62.0	62.0	62.0	(6)(11)
		Member interest (100.00% interest)				06/2009		100.00%		1,700.5	1,924.6	(6)
										1,762.5	1,986.6

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Lido Advisors, LLC (15)	Wealth management and financial planning firm	First lien senior secured revolving loan	11.48%	SOFR (Q)	6.00%	06/2021	06/2027		0.6	0.6	0.6	(2)(11)
		First lien senior secured loan	11.53%	SOFR (Q)	6.00%	06/2023	06/2027		1.6	1.6	1.6	(2)(11)
										2.2	2.2
LS DE LLC and LM LSQ Investors LLC	Asset based lender	Senior subordinated loan	12.00% (0.50% PIK)			06/2015	03/2025		37.1	37.1	36.4	(2)(6)
		Senior subordinated loan	12.00% (0.50% PIK)			06/2017	03/2025		3.0	3.0	3.0	(2)(6)
		Membership units				06/2015		3,275,000		3.3	2.0	(6)
										43.4	41.4
Monica Holdco (US) Inc. (15)	Investment technology and advisory firm	First lien senior secured revolving loan	12.28%	SOFR (Q)	6.75%	01/2021	01/2026		3.6	3.6	3.6	(2)(11)
		First lien senior secured loan	12.25%	SOFR (Q)	6.75%	01/2021	01/2028		2.5	2.5	2.5	(2)(11)
										6.1	6.1
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P. (15)(16)	Provider of comprehensive wealth management services and registered investment advisor	First lien senior secured loan	12.21%	SOFR (M)	6.75%	05/2023	05/2029		3.9	3.9	3.9	(2)(6)(11)
		First lien senior secured loan	12.11%	SOFR (M)	6.75%	09/2023	05/2029		8.0	8.0	8.0	(2)(6)(11)
		Limited partnership interests				09/2023		1,644,799		1.6	1.6	(6)
										13.5	13.5
PCIA SPV-3, LLC and ASE Royal Aggregator, LLC (15)	Provider of comprehensive wealth management services	First lien senior secured loan	11.62%	SOFR (Q)	6.25%	08/2023	08/2029		6.7	6.7	6.7	(2)(6)(11)
		Preferred units				07/2023		6,431,667		6.5	6.4	(6)
										13.2	13.1
Petrus Buyer, Inc. (15)	Provider of REIT research data and analytics	First lien senior secured loan	11.99%	SOFR (Q)	6.50%	11/2022	10/2029		5.0	5.0	5.0	(2)(11)
Priority Holdings, LLC and Priority Technology Holdings, Inc.	Provider of merchant acquiring and payment processing solutions	First lien senior secured loan	11.22%	SOFR (M)	5.75%	04/2021	04/2027		9.0	9.0	9.0	(2)(6)(11)
		Senior preferred stock	17.59% (7.00% PIK)	SOFR (Q)	12.00%	04/2021		65,761		74.5	78.5	(2)(6)(11)
		Warrant to purchase shares of common stock				04/2021	04/2031	527,226		4.0	1.9	(2)(6)(18)
										87.5	89.4
Rialto Management Group, LLC (15)	Investment and asset management platform focused on real estate	First lien senior secured revolving loan				11/2018	12/2025		—	—	—	(2)(6)(13)
		First lien senior secured loan	10.96%	SOFR (M)	5.50%	11/2018	12/2025		0.3	0.3	0.3	(2)(6)(11)
		First lien senior secured loan	10.96%	SOFR (M)	5.50%	04/2021	12/2025		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	10.86%	SOFR (M)	5.50%	12/2021	12/2025		0.1	0.1	0.1	(2)(6)(11)
										0.5	0.5
Steward Partners Global Advisory, LLC and Steward Partners Investment Advisory, LLC (15)	Wealth management platform	First lien senior secured loan	10.78%	SOFR (S)	5.25%	12/2023	10/2028		2.0	1.9	1.9	(2)(6)(11)
TA/WEG Holdings, LLC (15)	Wealth management and financial planning firm	First lien senior secured loan	11.23%	SOFR (Q)	5.75%	10/2019	10/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.23%	SOFR (Q)	5.75%	11/2020	10/2027		0.1	0.1	0.1	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	11.23%	SOFR (Q)	5.75%	06/2021	10/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.12%	SOFR (A)	5.75%	08/2021	10/2027		0.1	0.1	0.1	(2)(11)
										0.4	0.4
The Edelman Financial Center, LLC	Provider of investment, financial and retirement planning services	Second lien senior secured loan	12.22%	SOFR (M)	6.75%	09/2022	07/2026		19.3	17.9	19.3	(2)(6)(18)
The Mather Group, LLC, TVG-TMG Topco, Inc., and TVG-TMG Holdings, LLC (15)	Provider of comprehensive wealth management services	First lien senior secured revolving loan	13.50%	Base Rate (Q)	5.00%	03/2022	03/2028		0.2	0.2	0.2	(2)(6)(11)
		First lien senior secured loan	11.50%	SOFR (Q)	6.00%	03/2022	03/2028		3.9	3.9	3.8	(2)(6)(11)
		Senior subordinated loan	12.00% PIK			03/2022	03/2029		3.4	3.4	3.2	(2)(6)
		Series A preferred units				03/2022		7,199		7.2	4.0	(2)(6)
		Common units				03/2022		7,199		—	—	(2)(6)
										14.7	11.2
The Ultimus Group Midco, LLC, The Ultimus Group, LLC, and The Ultimus Group Aggregator, LP (15)	Provider of asset-servicing capabilities for fund managers	First lien senior secured revolving loan	10.50%	SOFR (Q)	5.00%	02/2019	02/2026		0.8	0.8	0.8	(2)(11)
		First lien senior secured loan	9.95%	SOFR (Q)	4.50%	02/2019	02/2026		37.0	37.0	36.6	(2)(11)
		Class A units	8.00% PIK			09/2019		1,443		2.1	2.8
		Class A units				02/2019		245		0.2	—
		Class B units				02/2019		2,167,424		—	—
		Class B units				02/2019		245,194		—	—
										40.1	40.2
Waverly Advisors, LLC and WAAM Topco, LLC (15)	Wealth management and financial planning firm	First lien senior secured loan	11.25%	SOFR (Q)	5.75%	03/2022	03/2028		0.7	0.7	0.7	(2)(6)(11)
		Class A units				06/2023		1,432,867		1.7	1.8	(6)
										2.4	2.5

										2,391.6	2,617.8		23.37%
Commercial and Professional Services
Accommodations Plus Technologies LLC and Accommodations Plus Technologies Holdings LLC (15)	Provider of outsourced crew accommodations and logistics management solutions to the airline industry	First lien senior secured revolving loan	12.25%	SOFR (Q)	6.75%	05/2018	05/2025		4.1	4.1	4.1	(2)(11)
		Class A common units				05/2018		236,358		4.3	35.5
										8.4	39.6
Aero Operating LLC	Provider of snow removal and melting service for airports and marine terminals	First lien senior secured loan	14.54%	SOFR (Q)	9.00%	02/2020	02/2026		35.8	35.8	30.4	(2)(11)
		First lien senior secured loan	14.54%	SOFR (Q)	9.00%	12/2021	02/2026		1.1	1.1	1.0	(2)(11)
										36.9	31.4
AI Fire Buyer, Inc. and AI Fire Parent LLC (15)	Provider of fire safety and life safety services	First lien senior secured loan	11.15%	SOFR (S)	5.50%	03/2021	03/2027		3.9	3.9	3.9	(2)(11)
		First lien senior secured loan	11.10%	SOFR (Q)	5.50%	06/2022	03/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.14%	SOFR (S)	5.75%	11/2023	03/2027		2.8	2.8	2.8	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Second lien senior secured loan	16.18% PIK	SOFR (Q)	10.75%	03/2021	09/2027		53.5	53.5	53.5	(2)(11)
		Second lien senior secured loan	16.18% PIK	SOFR (Q)	10.75%	05/2022	09/2027		12.1	12.1	12.1	(2)(11)
		Second lien senior secured loan	16.18% PIK	SOFR (Q)	10.75%	06/2022	09/2027		11.7	11.7	11.7	(2)(11)
		Common units				03/2021		46,990		4.7	9.7	(2)
										88.8	93.8
Applied Technical Services, LLC (15)	Provider engineering, testing, and inspection services to various industrial, commercial and consumer customers	First lien senior secured revolving loan	13.25%	Base Rate (Q)	4.75%	05/2022	12/2026		2.1	2.0	2.1	(2)(11)
		First lien senior secured loan	11.25%	SOFR (Q)	5.75%	05/2022	12/2026		1.0	1.0	1.0	(2)(11)
		First lien senior secured loan	11.52%	SOFR (Q)	6.00%	09/2023	12/2026		2.8	2.7	2.8	(2)(11)
										5.7	5.9
Argenbright Holdings V, LLC and Amberstone Security Group Limited (15)	Provider of outsourced security guard services, outsourced facilities management and outsourced aviation services	First lien senior secured loan	12.78%	SOFR (Q)	7.25%	11/2021	11/2026		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	12.78%	SOFR (Q)	7.25%	08/2022	11/2026		6.1	5.9	6.2	(2)(6)(11)
										6.0	6.3
BH-Sharp Holdings LP	Provider of commercial knife sharpening and cutlery services in the restaurant industry	Common units				03/2017		2,950,000		3.0	4.6	(2)
Capstone Acquisition Holdings, Inc. and Capstone Parent Holdings, LP (15)	Outsourced supply chain solutions provider to operators of distribution centers	First lien senior secured revolving loan				11/2020	11/2025		—	—	—	(2)(13)
		First lien senior secured loan	10.21%	SOFR (M)	4.75%	11/2020	11/2027		0.2	0.2	0.2	(2)(11)
		Second lien senior secured loan	14.21%	SOFR (M)	8.75%	11/2020	11/2028		68.3	68.3	68.3	(2)(11)
		Class A units				11/2020		10,581		10.6	19.0	(2)
										79.1	87.5
Compex Legal Services, Inc. (15)	Provider of outsourced litgated and non-litigated medical records retrieval services	First lien senior secured revolving loan	10.94%	SOFR (Q)	5.45%	05/2022	02/2025		1.1	1.0	1.1	(2)(11)
		First lien senior secured loan	11.50%	SOFR (Q)	6.00%	07/2023	02/2026		2.0	2.0	2.0	(2)(11)
										3.0	3.1
DTI Holdco, Inc. and OPE DTI Holdings, Inc.	Provider of legal process outsourcing and managed services	Class A common stock				08/2014		7,500		7.5	8.6	(2)
		Class B common stock				08/2014		7,500		—	—	(2)
										7.5	8.6
Elevation Services Parent Holdings, LLC (15)	Elevator service platform	First lien senior secured revolving loan	11.54%	SOFR (Q)	6.00%	12/2020	12/2026		2.6	2.6	2.5	(2)(11)(14)
		First lien senior secured loan	11.54%	SOFR (Q)	6.00%	12/2020	12/2026		10.1	10.1	9.9	(2)(11)
		First lien senior secured loan	11.53%	SOFR (Q)	6.00%	05/2022	12/2026		9.1	9.1	8.9	(2)(11)
										21.8	21.3

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
FlyWheel Acquireco, Inc. (15)	Professional employer organization offering human resources, compliance and risk management services	First lien senior secured revolving loan	11.86%	SOFR (M)	6.50%	05/2023	05/2028		5.5	5.5	5.4	(2)(11)
		First lien senior secured loan	11.86%	SOFR (M)	6.50%	05/2023	05/2030		52.5	52.5	52.0	(2)(11)
										58.0	57.4
HH-Stella, Inc. and Bedrock Parent Holdings, LP (15)	Provider of municipal solid waste transfer management services	First lien senior secured revolving loan				04/2021	04/2028		—	—	—	(2)(13)
		First lien senior secured loan	11.50%	SOFR (Q)	6.00%	04/2021	04/2028		8.9	8.9	8.9	(2)(11)
		First lien senior secured loan	11.50%	SOFR (Q)	6.00%	09/2023	04/2028		13.9	13.9	13.9	(2)(11)
		Class A units				04/2021		32,982		3.3	3.2	(2)
										26.1	26.0
HP RSS Buyer, Inc. (15)	Provider of road striping, and road safety related services	First lien senior secured loan	10.37%	SOFR (M)	5.00%	12/2023	12/2029		12.0	12.0	11.7	(2)(11)
IRI Holdings, Inc., IRI Group Holdings, Inc. and IRI Parent, L.P. (15)	Market research company focused on the consumer packaged goods industry	First lien senior secured revolving loan	11.11%	SOFR (M)	5.75%	08/2022	12/2027		1.7	1.7	1.7	(2)(11)(14)
		First lien senior secured revolving loan	13.25%	Base Rate (M)	4.75%	08/2022	12/2027		0.9	0.9	0.9	(2)(11)(14)
		First lien senior secured loan	11.61% (2.75% PIK)	SOFR (M)	6.25%	08/2022	12/2028		217.6	217.6	217.6	(2)(11)
		Class A units				08/2022		11,242		11.6	18.7	(2)
										231.8	238.9
ISQ Hawkeye Holdco, Inc. and ISQ Hawkeye Holdings, L.P. (15)	Provider of commercial and industrial waste processing and disposal services	First lien senior secured revolving loan				08/2022	08/2028		—	—	—	(2)(13)
		First lien senior secured loan	11.38%	SOFR (M)	6.00%	08/2022	08/2029		4.1	4.1	4.1	(2)(11)
		Class A units				09/2022		12,501		12.5	20.6	(2)
										16.6	24.7
Kellermeyer Bergensons Services, LLC	Provider of janitorial and facilities management services	First lien senior secured loan	11.59%	SOFR (Q)	6.00%	11/2019	11/2026		25.5	25.4	25.5	(2)(11)
		First lien senior secured loan				11/2019	11/2026		30.9	30.9	20.9	(2)(10)
										56.3	46.4
Kings Buyer, LLC (15)	Provider of comprehensive outsourced waste management consolidation services	First lien senior secured loan	11.99%	SOFR (S)	6.50%	09/2023	10/2027		16.4	16.4	16.2	(2)(11)
KPS Global LLC and Cool Group LLC	Manufacturer of walk-in cooler and freezer systems	First lien senior secured loan	11.44%	SOFR (M)	5.99%	04/2017	06/2024		5.2	5.2	5.2	(2)(11)
		First lien senior secured loan	11.44%	SOFR (M)	5.99%	11/2018	06/2024		1.4	1.4	1.4	(2)(11)
		Class A units				09/2018		13,292		1.1	5.7
										7.7	12.3
Laboratories Bidco LLC and Laboratories Topco LLC (15)	Lab testing services for nicotine containing products	First lien senior secured revolving loan	12.29% (2.75% PIK)	SOFR (Q)	6.75%	07/2021	07/2027		0.6	0.6	0.5	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured revolving loan	14.25% (2.75% PIK)	Base Rate (Q)	5.75%	07/2021	07/2027		7.6	7.6	6.6	(2)(11)
		First lien senior secured loan	12.27% (2.75% PIK)	CDOR (Q)	6.75%	10/2019	07/2027		24.0	23.9	20.9	(2)(11)
		First lien senior secured loan	12.31% (2.75% PIK)	SOFR (Q)	6.75%	10/2019	07/2027		16.6	16.6	14.4	(2)(11)
		First lien senior secured loan	12.31% (2.75% PIK)	SOFR (Q)	6.75%	10/2020	07/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	12.28% (2.75% PIK)	SOFR (Q)	6.75%	07/2021	07/2027		4.4	4.4	3.8	(2)(11)
		Class A units				07/2021		3,099,335		4.6	0.9	(2)
										57.8	47.2
Lightbeam Bidco, Inc. (15)	Provider of yard management services	First lien senior secured revolving loan				05/2023	05/2029		—	—	—	(2)(13)
		First lien senior secured loan	11.70%	SOFR (Q)	6.25%	05/2023	05/2030		5.3	5.3	5.3	(2)(11)
		First lien senior secured loan	10.86%	SOFR (S)	5.50%	11/2023	05/2030		1.8	1.8	1.8	(2)(11)
										7.1	7.1
LJP Purchaser, Inc. and LJP Topco, LP (15)	Provider of non-hazardous solid waste and recycling services	First lien senior secured loan	11.70%	SOFR (M)	6.25%	09/2022	09/2028		9.7	9.7	9.7	(2)(11)
		Class A units	8.00% PIK			09/2022		5,098,000		5.6	7.1	(2)
										15.3	16.8
Marmic Purchaser, LLC and Marmic Topco, L.P. (15)	Provider of recurring fire protection services	First lien senior secured loan	11.25%	SOFR (Q)	5.75%	03/2021	03/2027		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	11.75%	SOFR (Q)	6.25%	02/2022	03/2027		2.3	2.3	2.3	(2)(11)
		First lien senior secured loan	11.26%	SOFR (Q)	5.75%	02/2022	03/2027		2.5	2.5	2.5	(2)(11)
		Limited partnership units	8.00% PIK			03/2021		1,929,237		2.5	4.6	(2)
										7.5	9.6
Microstar Logistics LLC, Microstar Global Asset Management LLC, MStar Holding Corporation and Kegstar USA Inc.	Keg management solutions provider	Second lien senior secured loan	14.35%	SOFR (Q)	9.00%	08/2020	07/2025		168.3	168.3	168.3	(2)(11)
		Second lien senior secured loan	14.35%	SOFR (Q)	9.00%	08/2023	07/2025		8.6	8.6	8.6	(2)(11)
		Series A preferred stock	20.00% PIK			08/2020		1,507		1.5	3.3	(2)
		Series B preferred stock	19.00% PIK			09/2023		12,000		12.0	12.0	(2)
		Common stock				12/2012		54,710		4.9	6.3	(2)
										195.3	198.5
NAS, LLC and Nationwide Marketing Group, LLC (15)	Buying and marketing services organization for appliance, furniture and consumer electronics dealers	First lien senior secured revolving loan	12.00%	SOFR (Q)	6.50%	11/2020	06/2024		0.6	0.6	0.6	(2)(11)
		First lien senior secured loan	12.00%	SOFR (Q)	6.50%	11/2020	06/2024		6.2	6.2	6.2	(2)(11)
		First lien senior secured loan	12.00%	SOFR (Q)	6.50%	12/2021	06/2024		2.3	2.3	2.3	(2)(11)
		First lien senior secured loan	12.00%	SOFR (Q)	6.50%	05/2022	06/2024		1.3	1.3	1.3	(2)(11)
										10.4	10.4

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Neptune Bidco US Inc. and Elliott Metron Co-Investor Aggregator L.P. (15)	Provider of audience insights, data and analytics to entertainment industry	First lien senior secured revolving loan				10/2022	10/2027		—	—	—	(2)(13)
		First lien senior secured loan	10.26%	SOFR (Q)	4.75%	10/2022	10/2028		81.5	76.0	74.1	(2)(11)(18)
		First lien senior secured loan	10.51%	SOFR (Q)	5.00%	10/2022	04/2029		98.8	91.5	90.0	(2)(11)(18)
		First lien senior secured note	9.29%			11/2022	04/2029		52.8	51.6	49.2	(2)(18)
		Second lien senior secured loan	15.26%	SOFR (Q)	9.75%	10/2022	10/2029		221.3	221.3	210.2	(2)(11)
		Limited partnership interests				10/2022		4,040,000		4.1	5.0	(2)
										444.5	428.5
Nest Topco Borrower Inc., KKR Nest Co-Invest L.P., and NBLY 2021-1	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan	16.00%	Base Rate (Q)	7.50%	09/2021	08/2029		119.1	119.1	119.1	(2)(11)
		Limited partner interest				09/2021		9,725,000		9.7	10.5	(2)
										128.8	129.6
North American Fire Holdings, LLC and North American Fire Ultimate Holdings, LLC (15)	Provider of fire safety and life safety services	First lien senior secured revolving loan	11.27%	SOFR (Q)	5.75%	05/2021	05/2027		1.2	1.2	1.2	(2)(11)
		First lien senior secured loan	11.25%	SOFR (Q)	5.75%	05/2021	05/2027		19.8	19.8	19.8	(2)(11)
		First lien senior secured loan	11.27%	SOFR (Q)	5.75%	03/2022	05/2027		6.8	6.8	6.8	(2)(11)
		Common units				05/2021		884,916		0.9	3.9	(2)
										28.7	31.7
North Haven Fairway Buyer, LLC, Fairway Lawns, LLC and Command Pest Control, LLC (15)	Provider of lawncare services	First lien senior secured loan	11.86%	SOFR (Q)	6.50%	12/2022	05/2028		14.7	14.6	14.7	(2)(11)
North Haven Stack Buyer, LLC (15)	Provider of environmental testing services	First lien senior secured revolving loan	11.03%	SOFR (Q)	5.50%	07/2021	07/2027		1.3	1.2	1.3	(2)(11)
		First lien senior secured revolving loan	13.00%	Base Rate (Q)	4.50%	07/2021	07/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.03%	SOFR (M)	5.50%	07/2021	07/2027		9.8	9.8	9.8	(2)(11)
		First lien senior secured loan	11.01%	SOFR (Q)	5.50%	08/2023	07/2027		1.8	1.6	1.8	(2)(11)
										12.7	13.0
Priority Waste Holdings LLC, Priority Waste Holdings Indiana LLC and Priority Waste Super Holdings, LLC (15)	Solid waste services provider	First lien senior secured loan	13.39% (4.00% PIK)	SOFR (Q)	8.00%	08/2023	08/2029		25.6	25.1	25.1	(2)(11)
		Warrant to purchase units of Class A common units				08/2023	08/2036	35,347		0.6	1.1	(2)
										25.7	26.2
Pritchard Industries, LLC and LJ Pritchard TopCo Holdings, LLC (15)	Provider of janitorial and facilities management services	First lien senior secured loan	10.97%	SOFR (S)	5.50%	10/2021	10/2027		67.7	67.7	66.3	(2)(11)
		Class A units				10/2021		7,900,000		7.9	6.3	(2)
										75.6	72.6

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
PS Operating Company LLC and PS Op Holdings LLC (5)(15)	Specialty distributor and solutions provider to the swine and poultry markets	First lien senior secured revolving loan	11.61% PIK	SOFR (Q)	6.00%	12/2021	12/2026		4.5	4.5	4.5	(2)(11)
		First lien senior secured loan	11.61% PIK	SOFR (Q)	6.00%	12/2021	12/2026		15.3	15.3	15.3	(2)(11)
		Common unit				12/2021		279,200		7.4	2.1	(2)
										27.2	21.9
PSC Group LLC (15)	Provider of operational services for US petrochemical and refining companies	First lien senior secured revolving loan				07/2019	07/2025		—	—	—	(2)(13)
		First lien senior secured loan	11.53%	SOFR (Q)	6.00%	07/2019	07/2025		34.2	34.2	34.2	(2)(11)
		First lien senior secured loan	11.29%	SOFR (Q)	5.75%	12/2021	07/2025		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	11.41%	SOFR (Q)	6.00%	12/2021	07/2025		11.3	11.3	11.3	(2)(11)
		First lien senior secured loan	11.53%	SOFR (Q)	6.00%	04/2022	07/2025		2.4	2.4	2.4	(2)(11)
		First lien senior secured loan	11.54%	SOFR (Q)	6.00%	12/2023	07/2025		6.6	6.6	6.6	(2)(11)
										54.7	54.7
R2 Acquisition Corp.	Marketing services	Common stock				05/2007		250,000		0.2	0.3	(2)
RC V Tecmo Investor LLC	Technology based aggregator for facility maintenance services	Common member units				08/2020		9,624,000		8.3	19.4	(2)
RE Community Holdings GP, LLC and RE Community Holdings, LP	Operator of municipal recycling facilities	Limited partnership interest				03/2011		2.49%		—	—	(2)
		Limited partnership interest				03/2011		2.86%		—	—	(2)
										—	—
Registrar Intermediate, LLC and PSP Registrar Co-Investment Fund, L.P. (15)	Provider of FDA registration and consulting services	First lien senior secured loan	10.64%	SOFR (S)	5.00%	08/2021	08/2027		2.7	2.7	2.6	(2)(11)
		Limited partner interests				08/2021		1.13%		2.7	2.9	(2)
										5.4	5.5
Rodeo AcquisitionCo LLC (15)	Provider of food inspection and recovery services	First lien senior secured revolving loan	11.54%	SOFR (Q)	6.00%	07/2021	07/2027		1.7	1.7	1.7	(2)(11)
		First lien senior secured loan	11.54%	SOFR (Q)	6.00%	07/2021	07/2027		16.8	16.8	16.4	(2)(11)
										18.5	18.1
Saturn Purchaser Corp.	Private aviation management company	First lien senior secured loan	10.71%	SOFR (M)	5.25%	07/2023	07/2029		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.01%	SOFR (Q)	5.50%	07/2023	07/2029		1.7	1.7	1.7	(2)(11)
										1.8	1.8
Schill Landscaping and Lawn Care Services LLC, Tender Lawn Care ULC and Landscape Parallel Partners, L.P. (15)	Provider of landscape design and planning, and snow removal services	First lien senior secured revolving loan	11.21%	SOFR (M)	5.75%	12/2021	12/2027		0.6	0.6	0.6	(2)(11)
		First lien senior secured loan	11.21%	SOFR (M)	5.75%	12/2021	12/2027		3.5	3.5	3.4	(2)(11)
		Class A units				12/2021		5,868		14.8	16.8	(2)
										18.9	20.8

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Shermco Intermediate Holdings, Inc. (15)	Provider of electrician services	First lien senior secured revolving loan	10.86%	SOFR (M)	5.50%	05/2022	06/2026		0.1	—	0.1	(2)
		First lien senior secured loan	10.86%	SOFR (M)	5.50%	05/2022	06/2026		5.2	5.2	5.2	(2)(11)
		First lien senior secured loan	10.95%	SOFR (Q)	5.50%	09/2023	06/2026		0.4	0.4	0.4	(2)(11)
										5.6	5.7
SSE Buyer, Inc., Supply Source Enterprises, Inc., Impact Products LLC, The Safety Zone, LLC and SSE Parent, LP	Manufacturer and distributor of personal protection equipment, commercial cleaning, maintenance and safety products	Second lien senior secured loan				06/2020	06/2026		24.3	21.0	0.7	(2)(10)
		Limited partnership class A-1 units				06/2020		2,173		1.1	—	(2)
		Limited partnership class A-2 units				06/2020		2,173		1.1	—	(2)
										23.2	0.7
Startec Equity, LLC (5)	Communication services	Member interest				04/2010		190,581		—	—
Stealth Holding LLC and UCIT Online Security Inc.	Live video monitoring solutions provider	First lien senior secured loan	12.29%	SOFR (Q)	6.75%	03/2021	03/2026		52.4	52.4	52.4	(2)(6)(11)
		First lien senior secured loan	14.25%	Base Rate (Q)	5.75%	03/2021	03/2026		0.8	0.8	0.8	(2)(6)(11)
		First lien senior secured loan	12.29%	SOFR (Q)	6.75%	03/2022	03/2026		5.1	5.1	5.1	(2)(6)(11)
		First lien senior secured loan	12.28%	SOFR (Q)	6.75%	06/2023	03/2026		12.4	12.4	12.4	(2)(6)(11)
										70.7	70.7
Systems Planning and Analysis, Inc. (15)	Provider of systems engineering and technical assistance to the US DoD	First lien senior secured loan	11.33%	SOFR (Q)	6.00%	05/2022	08/2027		1.0	1.0	1.0	(2)(11)
Thermostat Purchaser III, Inc. (15)	Provider of commercial HVAC equipment maintenance and repair services	First lien senior secured revolving loan				08/2021	08/2026		—	—	—	(2)(13)
		Second lien senior secured loan	12.79%	SOFR (Q)	7.25%	08/2021	08/2029		23.0	23.0	22.3	(2)(11)
										23.0	22.3
Valcourt Holdings II, LLC and Jobs Holdings, Inc. (15)	Provider of window cleaning and building facade maintenance and restoration services	First lien senior secured revolving loan				11/2023	01/2029		—	—	—	(2)(13)
		First lien senior secured loan	11.27%	SOFR (S)	5.75%	11/2023	11/2029		45.0	45.0	44.1	(2)(11)
										45.0	44.1
Visual Edge Technology, Inc. (5)(15)	Provider of outsourced office solutions with a focus on printer and copier equipment and other parts and supplies	First lien senior secured loan	12.50% (1.25% PIK)	SOFR (Q)	7.00%	07/2023	12/2025		33.5	32.9	33.5	(2)(11)
		Senior preferred stock	10.00% PIK			07/2023		4,737		42.1	44.1	(2)
		Junior preferred stock				07/2023		6,600		—	—	(2)
		Warrant to purchase shares of common stock				08/2017	08/2030	10,358,572		3.9	—	(2)
										78.9	77.6
VRC Companies, LLC (15)	Provider of records and information management services	Senior subordinated loan	12.00% (2.00% PIK)			05/2022	06/2028		5.1	5.2	4.9	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Wash Encore Holdings, LLC	Provider of outsourced healthcare linen management solutions	First lien senior secured loan	11.44%	SOFR (Q)	5.75%	07/2021	07/2027		97.5	97.5	97.5	(2)(11)
XIFIN, Inc. and ACP Charger Co-Invest LLC (15)	Revenue cycle management provider to labs	First lien senior secured revolving loan	11.25%	SOFR (Q)	5.75%	02/2020	02/2026		5.6	5.6	5.3	(2)(11)
		First lien senior secured loan	11.25%	SOFR (Q)	5.75%	07/2021	02/2026		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.25%	SOFR (Q)	5.75%	12/2021	02/2026		36.5	36.5	34.7	(2)(11)
		Class A units				02/2020		180,000		1.8	2.4	(2)
		Class B units				12/2021		46,363		0.9	0.6	(2)
										44.9	43.1

										2,239.1	2,251.7		20.10%
Investment Funds and Vehicles
ACAS Equity Holdings Corporation (5)	Investment company	Common stock				01/2017		589		0.4	0.4	(6)
ARES 2007-3R	Investment vehicle	Subordinated notes				01/2017	04/2021	20,000,000		—	0.1	(6)
Blue Wolf Capital Fund II, L.P. (4)	Investment partnership	Limited partnership interest (8.50% interest)				01/2017		8.50%		—	—	(6)(18)
CoLTs 2005-1 Ltd. (5)	Investment vehicle	Preferred shares				01/2017	03/2015	360		—	—	(6)
CREST Exeter Street Solar 2004-1	Investment vehicle	Preferred shares				01/2017	06/2039	3,500,000		—	—	(6)
European Capital UK SME Debt LP (4)(16)	Investment partnership	Limited partnership interest				01/2017		45.00%		8.2	16.4	(6)
HCI Equity, LLC (5)	Investment company	Member interest				04/2010		100.00%		—	—	(6)(18)
Partnership Capital Growth Investors III, L.P.	Investment partnership	Limited partnership interest				10/2011		2.50%		1.8	4.8	(2)(6)(18)
PCG-Ares Sidecar Investment II, L.P. (4)(16)	Investment partnership	Limited partnership interest				10/2014		100.00%		7.2	18.1	(2)(6)
PCG-Ares Sidecar Investment, L.P. (4)(16)	Investment partnership	Limited partnership interest				05/2014		100.00%		4.3	0.8	(6)
Piper Jaffray Merchant Banking Fund I, L.P.	Investment partnership	Limited partnership interest				08/2012		2.00%		0.1	0.5	(6)(18)
Senior Direct Lending Program, LLC (5)(17)	Co-investment vehicle	Subordinated certificates	13.33%	SOFR (Q)	8.00%	07/2016	12/2036		1,327.9	1,316.3	1,288.1	(6)(12)
		Membership interest						87.50%		—	—	(6)
										1,316.3	1,288.1

										1,338.3	1,329.2		11.87%
Insurance Services
Accession Risk Management Group, Inc. and RSC Insurance Brokerage, Inc. (15)	Insurance broker	First lien senior secured loan	11.03%	SOFR (Q)	5.50%	11/2019	11/2029		38.0	37.9	37.2	(2)(11)
		First lien senior secured loan	11.35%	SOFR (Q)	6.00%	08/2023	11/2029		0.6	0.6	0.6	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	11.41%	SOFR (M)	6.00%	08/2023	11/2029		1.3	1.3	1.3	(2)(11)
		First lien senior secured loan	11.01%	SOFR (Q)	5.50%	11/2023	11/2029		0.3	0.3	0.3	(2)(11)
										40.1	39.4
Acrisure, LLC	Independent property and casualty insurance brokerage	First lien senior secured loan	9.89%	SOFR (Q)	4.50%	10/2023	11/2030		0.2	0.2	0.2	(2)(18)
Alera Group, Inc. (15)	Insurance service provider	First lien senior secured loan	11.46%	SOFR (M)	6.00%	09/2021	10/2028		46.5	46.5	46.5	(2)(11)
Amynta Agency Borrower Inc. and Amynta Warranty Borrower Inc.	Insurance service provider	First lien senior secured loan	9.61%	SOFR (M)	4.25%	02/2023	02/2028		1.0	1.0	1.0	(2)(18)
AQ Sunshine, Inc. (15)	Specialized insurance broker	First lien senior secured loan	11.75%	SOFR (Q)	6.25%	04/2019	04/2027		8.4	8.4	8.2	(2)(11)
		First lien senior secured loan	11.75%	SOFR (Q)	6.25%	10/2020	04/2027		5.5	5.5	5.4	(2)(11)
		First lien senior secured loan	11.75%	SOFR (Q)	6.25%	06/2021	04/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.75%	SOFR (Q)	6.25%	01/2022	04/2027		8.9	8.9	8.7	(2)(11)
		First lien senior secured loan	11.60%	SOFR (Q)	6.25%	05/2022	04/2027		1.2	1.2	1.2	(2)(11)
		First lien senior secured loan	11.71%	SOFR (S)	6.25%	12/2023	04/2027		6.5	6.5	6.3	(2)(11)
										30.6	29.9
Ardonagh Midco 2 plc and Ardonagh Midco 3 plc (15)	Insurance broker and underwriting servicer	First lien senior secured loan	12.81%	SONIA (S)	7.25%	06/2020	07/2026		79.2	79.5	79.2	(2)(6)(11)
		First lien senior secured loan	11.20%	Euribor (S)	7.25%	06/2020	07/2026		7.2	7.5	7.2	(2)(6)(11)
		First lien senior secured loan	11.90%	SOFR (S)	6.00%	08/2021	07/2026		90.0	90.0	90.0	(2)(6)(11)
		First lien senior secured loan	12.57%	SOFR (S)	6.75%	08/2022	07/2026		15.6	15.6	15.6	(2)(6)(11)
		First lien senior secured loan	10.70%	Euribor (S)	6.75%	08/2022	07/2026		68.9	64.5	68.9	(2)(6)(11)
		Senior subordinated loan	11.50%			06/2020	01/2027		1.4	1.4	1.4	(2)(6)(18)
										258.5	262.3
Benecon Midco II LLC and Locutus Holdco LLC (15)	Employee benefits provider for small and mid-size employers	Common units				12/2020		9,803,682		10.0	52.2
Captive Resources Midco, LLC (15)	Provider of independent consulting services to member-owned group captives	First lien senior secured loan	10.61% (2.63% PIK)	SOFR (M)	5.25%	07/2022	07/2029		0.1	0.1	0.1	(2)(11)
Daylight Beta Parent LLC and CFCo, LLC (4)	Health insurance sales platform provider	First lien senior secured loan	10.00% PIK			09/2023	09/2033		12.0	12.0	12.0	(2)
		First lien senior secured loan				09/2023	09/2038		20.8	0.5	0.1	(2)
		Class B units				09/2023		32,391,330		—	—	(2)
										12.5	12.1
DOXA Insurance Holdings LLC (15)	Managing general agent insurance distribution platform	First lien senior secured loan	10.87%	SOFR (S)	5.50%	12/2023	12/2030		9.0	9.0	8.8	(2)(11)
Foundation Risk Partners, Corp. (15)	Full service independent insurance agency	First lien senior secured loan	11.45%	SOFR (Q)	6.00%	10/2021	10/2028		79.5	79.5	79.5	(2)(11)
		First lien senior secured loan	11.45%	SOFR (Q)	6.00%	04/2022	10/2028		42.8	42.8	42.8	(2)(11)
										122.3	122.3
Galway Borrower LLC (15)	Insurance service provider	First lien senior secured revolving loan				09/2021	09/2027		—	—	—	(2)(13)
		First lien senior secured loan	10.70%	SOFR (Q)	5.25%	09/2021	09/2028		34.8	34.8	34.2	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										34.8	34.2
Higginbotham Insurance Agency, Inc. (15)	Independent retail insurance broker	First lien senior secured loan	10.96%	SOFR (M)	5.50%	08/2023	11/2028		3.6	3.6	3.5	(2)(11)
High Street Buyer, Inc. and High Street Holdco LLC (15)(16)	Insurance brokerage platform	First lien senior secured loan	11.25%	SOFR (Q)	5.75%	04/2021	04/2028		22.6	22.6	22.6	(2)(11)
		First lien senior secured loan	11.25%	SOFR (Q)	5.75%	08/2021	04/2028		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.00%	SOFR (M)	5.50%	02/2022	04/2028		18.5	18.5	18.5	(2)(11)
		Series A preferred units	10.00% PIK			04/2021		172,211,694		203.7	187.3	(2)
		Series A preferred units	10.00% PIK			12/2023		20,106,667		20.3	18.7	(2)
		Series A common units	10.00% PIK			04/2021		4,649,000		6.0	11.9	(2)
		Series C common units	10.00% PIK			04/2021		9,748,701		1.6	24.9	(2)
										272.8	284.0
Inszone Mid, LLC and INSZ Holdings, LLC (15)	Insurance brokerage firm	First lien senior secured loan	11.11%	SOFR (M)	5.75%	12/2023	11/2029		14.7	14.7	14.4	(2)(11)
		Limited partnership interests				11/2022		2,146,088		1.7	2.1
		Common units				11/2023		8,473,000		8.5	8.5
										24.9	25.0
Keystone Agency Partners LLC (15)	Insurance brokerage platform	First lien senior secured loan	10.96%	SOFR (S)	5.50%	12/2023	05/2027		2.8	2.7	2.7	(2)(11)
OakBridge Insurance Agency LLC and Maple Acquisition Holdings, LP (15)	Insurance brokerage platform	First lien senior secured loan	11.09%	SOFR (M)	5.75%	11/2023	11/2029		7.5	7.5	7.3	(2)(11)
		Class A2 units				11/2023		115,928		2.3	2.3	(2)
										9.8	9.6
OneDigital Borrower LLC (15)	Benefits broker and outsourced workflow automation platform provider for brokers	First lien senior secured revolving loan				11/2020	05/2027		—	—	—	(2)(13)
Patriot Growth Insurance Services, LLC (15)	National retail insurance agency	First lien senior secured loan	11.00%	SOFR (Q)	5.50%	10/2021	10/2028		15.8	15.6	15.5	(2)(11)
People Corporation (15)	Provider of group benefits, group retirement and human resources services	First lien senior secured revolving loan	11.74%	CDOR (Q)	6.25%	02/2021	02/2027		5.2	5.0	5.2	(2)(6)(11)
		First lien senior secured loan	11.75%	CDOR (Q)	6.25%	02/2021	02/2028		39.4	41.5	39.4	(2)(6)(11)
		First lien senior secured loan	11.25%	CDOR (Q)	5.75%	09/2021	02/2028		22.8	22.7	22.8	(2)(6)(11)
		First lien senior secured loan	11.50%	CDOR (Q)	6.00%	09/2023	02/2028		1.0	1.0	1.0	(2)(6)(11)
										70.2	68.4
Riser Interco, LLC (15)	Insurance program administrator	First lien senior secured loan	11.19%	SONIA (Q)	6.00%	10/2023	10/2029		1.1	1.0	1.1	(2)(11)
		First lien senior secured loan	11.35%	SOFR (Q)	6.00%	10/2023	10/2029		7.6	7.6	7.4	(2)(11)
										8.6	8.5
SageSure Holdings, LLC and SageSure LLC (15)	Insurance service provider	First lien senior secured loan	11.36%	SOFR (Q)	5.75%	01/2022	01/2028		0.3	0.3	0.3	(2)(11)
		Series A units				02/2022		886		19.6	34.2
										19.9	34.5

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
SCM Insurance Services Inc. (15)	Provider of claims management, claims investigation & support and risk management solutions for the Canadian property and casualty insurance industry	First lien senior secured loan	11.70%	CDOR (Q)	6.25%	06/2022	08/2025		0.1	0.1	0.1	(2)(6)(11)
SelectQuote, Inc.	Direct to consumer insurance distribution platform	First lien senior secured loan	14.96% (3.00% PIK)	SOFR (M)	9.50%	11/2019	11/2024		22.0	22.0	20.3	(2)(11)
SG Acquisition, Inc.	Provider of insurance solutions for car sales	First lien senior secured loan	10.98%	SOFR (Q)	5.50%	01/2020	01/2027		33.8	33.8	33.8	(2)(11)
Spring Insurance Solutions, LLC	Technology-based direct to consumer sales and marketing platform for insurance products	First lien senior secured loan	12.72%	SOFR (Q)	7.00%	11/2020	11/2025		21.8	21.8	19.4	(2)(11)
THG Acquisition, LLC (15)	Multi-line insurance broker	First lien senior secured revolving loan	11.21%	SOFR (M)	5.75%	12/2019	12/2025		1.3	1.3	1.3	(2)(11)(14)
		First lien senior secured loan	11.21%	SOFR (M)	5.75%	12/2019	12/2026		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.21%	SOFR (M)	5.75%	12/2020	12/2026		14.7	14.7	14.7	(2)(11)
		First lien senior secured loan	10.96%	SOFR (M)	5.50%	12/2021	12/2026		25.9	25.9	25.6	(2)(11)
										42.0	41.7

										1,113.4	1,176.0		10.50%
Consumer Services
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc. (5)	Restaurant owner and operator	First lien senior secured loan				12/2016	08/2022		10.4	—	—	(2)(10)
Aimbridge Acquisition Co., Inc.	Hotel operator	Second lien senior secured loan	12.96%	SOFR (M)	7.50%	02/2019	02/2027		22.5	22.3	21.4	(2)
American Residential Services L.L.C. and Aragorn Parent Holdings LP (15)	Heating, ventilation and air conditioning services provider	First lien senior secured revolving loan	8.71%	SOFR (M)	3.25%	10/2020	10/2025		0.4	0.4	0.4	(2)
		First lien senior secured revolving loan	10.75%	Base Rate (Q)	2.25%	10/2020	10/2025		1.6	1.6	1.6	(2)
		Second lien senior secured loan	14.11%	SOFR (Q)	8.50%	10/2020	10/2028		56.4	56.4	56.4	(2)(11)
		Series A preferred units	10.00% PIK			10/2020		2,531,500		3.4	5.5	(2)
										61.8	63.9
Apex Service Partners, LLC and Apex Service Partners Holdings, LLC (15)	Provider of residential HVAC, plumbing, and electrical maintenance and repair services	First lien senior secured revolving loan	14.00%	Base Rate (Q)	5.50%	10/2023	10/2029		0.3	0.3	0.3	(2)(11)
		First lien senior secured revolving loan	11.87%	SOFR (Q)	6.50%	10/2023	10/2029		0.4	0.4	0.4	(2)(11)
		First lien senior secured loan	12.40% (2.00% PIK)	SOFR (Q)	7.00%	10/2023	10/2030		148.5	148.5	144.8	(2)(11)
		Series B common units				10/2023		262,165		7.2	7.2
										156.4	152.7
ATI Restoration, LLC (15)	Provider of disaster recovery services	First lien senior secured revolving loan	12.50%	Base Rate (Q)	4.00%	07/2020	07/2026		2.3	2.3	2.3	(2)(11)(14)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured revolving loan	10.52%	SOFR (Q)	5.00%	07/2020	07/2026		5.0	5.0	5.0	(2)(11)(14)
		First lien senior secured loan	10.52%	SOFR (Q)	5.00%	07/2020	07/2026		32.7	32.7	32.7	(2)(11)
		First lien senior secured loan	10.52%	SOFR (M)	5.00%	05/2022	07/2026		48.4	48.4	48.4	(2)(11)
		First lien senior secured loan	10.54%	SOFR (Q)	5.00%	09/2023	07/2026		2.3	2.3	2.3	(2)(11)
										90.7	90.7
Belfor Holdings, Inc. (15)	Disaster recovery services provider	First lien senior secured revolving loan				11/2023	11/2028		—	—	—	(2)(13)
Clarion Home Services Group, LLC and LBC Breeze Holdings LLC (15)	Provider of HVAC and plumbing services to residential and commercial customers	First lien senior secured revolving loan	11.48%	SOFR (Q)	6.00%	12/2021	12/2027		1.4	1.4	1.2	(2)(11)
		First lien senior secured loan	11.99%	SOFR (Q)	6.50%	12/2021	12/2027		3.1	3.1	2.9	(2)(11)
		First lien senior secured loan	12.22%	SOFR (Q)	6.75%	03/2023	12/2027		6.1	6.1	5.6	(2)(11)
		Class A units				12/2021		4,296		4.3	3.8
										14.9	13.5
CMG HoldCo, LLC and CMG Buyer Holdings, Inc. (15)	Provider of commercial HVAC equipment maintenance and repair services	First lien senior secured loan	10.37%	SOFR (Q)	5.00%	05/2022	05/2028		28.0	28.0	28.0	(2)(11)
		Common stock				05/2022		290		2.9	7.7	(2)
										30.9	35.7
CST Holding Company (15)	Provider of ignition interlock devices	First lien senior secured revolving loan	11.96%	SOFR (M)	6.50%	11/2022	11/2028		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	11.96%	SOFR (M)	6.50%	11/2022	11/2028		11.6	11.6	11.6	(2)(11)
										11.8	11.8
Essential Services Holding Corporation and OMERS Mahomes Investment Holdings LLC (15)	Provider of plumbing and HVAC services	First lien senior secured revolving loan	11.28%	SOFR (Q)	5.75%	11/2020	11/2025		11.2	11.2	11.2	(2)(11)(14)
		First lien senior secured loan	11.29%	SOFR (Q)	5.75%	11/2020	11/2026		47.7	47.7	47.7	(2)(11)
		First lien senior secured loan	11.29%	SOFR (Q)	5.75%	04/2021	11/2026		77.3	77.3	77.3	(2)(11)
		First lien senior secured loan	11.29%	SOFR (Q)	5.75%	11/2021	11/2026		24.9	24.9	24.9	(2)(11)
		Preferred units	15.00% PIK			07/2023		231		2.7	2.7	(2)
		Class A units				11/2020		6,447		22.9	43.0	(2)
										186.7	206.8
Eternal Aus Bidco Pty Ltd (15)	Operator of cemetery, crematoria and funeral services	First lien senior secured loan	10.70% (2.50% PIK)	BBSY (Q)	6.25%	11/2023	10/2029		7.4	7.1	7.4	(2)(6)(11)
Excel Fitness Consolidator LLC (15)	Fitness facility operator	First lien senior secured loan	11.00%	SOFR (Q)	5.50%	08/2023	04/2029		3.6	3.5	3.5	(2)(11)
Flint OpCo, LLC (15)	Provider of residential HVAC and plumbing services	First lien senior secured loan	10.60%	SOFR (Q)	5.25%	08/2023	08/2030		5.5	5.5	5.4	(2)(11)
GroundWorks, LLC (15)	Provider of residential foundation repair and water management services	First lien senior secured loan	11.90%	SOFR (Q)	6.50%	03/2023	03/2030		11.3	11.0	11.3	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
GS SEER Group Borrower LLC and GS SEER Group Holdings LLC (15)	Provider of commercial and residential HVAC, electrical, and plumbing services	First lien senior secured loan	12.10%	SOFR (Q)	6.75%	04/2023	04/2030		19.4	19.4	19.4	(2)(11)
		Class A common units				04/2023		4,424		4.4	4.0	(2)
										23.8	23.4
Helios Service Partners, LLC and Astra Service Partners, LLC (15)	Critical HVAC, refrigeration, and plumbing services for commercial businesses	First lien senior secured revolving loan	11.62%	SOFR (Q)	6.00%	08/2023	03/2027		0.2	0.2	0.2	(2)(11)(14)
		First lien senior secured loan	11.87%	SOFR (Q)	6.25%	08/2023	03/2027		7.6	7.6	7.4	(2)(11)
										7.8	7.6
Infinity Home Services HoldCo, Inc., D&S Amalco and IHS Parent Holdings, L.P. (15)	Provider of residential roofing and exterior repair and replacement services	First lien senior secured loan	12.20%	SOFR (Q)	6.75%	12/2022	12/2028		13.8	13.8	13.8	(2)(6)(11)
		First lien senior secured loan	11.50%	CDOR (Q)	6.00%	11/2023	12/2028		1.1	1.1	1.2	(2)(6)(11)
		Class A units				12/2022		9,524,000		9.5	12.4	(2)
										24.4	27.4
Jenny C Acquisition, Inc.	Health club franchisor	Senior subordinated loan	8.00% PIK			04/2019	04/2025		1.7	1.7	1.7	(2)
Leviathan Intermediate Holdco, LLC and Leviathan Holdings, L.P. (15)	Franchising platform offering adolescent development programs	First lien senior secured loan	13.00%	SOFR (Q)	7.50%	12/2022	12/2027		16.0	16.0	16.0	(2)(11)
		Limited partnership interests				12/2022		1,972,732		2.0	1.9
										18.0	17.9
ME Equity LLC	Franchisor in the massage industry	Common stock				09/2012		3,000,000		3.0	4.5	(2)
Modigent, LLC and OMERS PMC Investment Holdings LLC (15)	Provider of commercial HVAC services	First lien senior secured revolving loan	13.75%	Base Rate (Q)	5.25%	08/2022	08/2027		2.2	2.2	2.2	(2)(11)
		First lien senior secured loan	11.63%	SOFR (Q)	6.25%	08/2022	08/2028		3.5	3.5	3.5	(2)(11)
		First lien senior secured loan	11.64%	SOFR (Q)	6.25%	09/2023	08/2028		2.9	2.9	2.9	(2)(11)
		Class A units				08/2022		1,001		9.7	13.5	(2)
										18.3	22.1
Movati Athletic (Group) Inc.	Premier health club operator	First lien senior secured loan	11.51%	CDOR (Q)	6.00%	10/2017	10/2024		4.7	4.9	4.7	(2)(6)(11)
Northwinds Holding, Inc. and Northwinds Services Group LLC (15)	Provider of HVAC and plumbing services	First lien senior secured loan	12.18%	SOFR (Q)	6.50%	05/2023	05/2029		25.1	25.1	25.1	(2)(11)
		Common units				05/2023		1,845,385		2.4	2.6	(2)
										27.5	27.7
OTG Management, LLC	Airport restaurant operator	Class A preferred units				08/2016		3,000,000		25.3	2.0	(2)
		Common units				01/2011		3,000,000		3.0	—	(2)
		Warrant to purchase common units				06/2008	06/2028	7.73%		0.1	—	(2)
										28.4	2.0
PestCo Holdings, LLC and PestCo, LLC (15)	Provider of pest control services to the residential and commercial markets	First lien senior secured loan	12.03%	SOFR (Q)	6.50%	02/2023	02/2028		1.7	1.7	1.7	(2)(11)
		Class A units				01/2023		134		1.7	2.2
										3.4	3.9

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Pyramid-BMC IntermediateCo I, LLC and Pyramid Investors, LLC (15)	Hotel operator	First lien senior secured loan	12.41%	SOFR (Q)	7.00%	01/2023	01/2027		7.7	7.7	7.7	(2)(11)
		Preferred membership units				07/2016		996,833		1.0	1.0
										8.7	8.7
Radiant Intermediate Holding, LLC	Provider of HVAC, plumbing and electrical services	First lien senior secured loan	11.24%	SOFR (Q)	5.75%	04/2023	11/2026		2.0	2.0	2.0	(2)(11)
Redwood Services, LLC and Redwood Services Holdco, LLC (15)	Provider of residential HVAC and plumbing services	First lien senior secured loan	12.14%	SOFR (Q)	6.50%	12/2020	12/2025		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	12.14%	SOFR (S)	6.50%	12/2021	12/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	12.06%	SOFR (Q)	6.50%	09/2022	12/2025		5.1	5.1	5.1	(2)(11)
		First lien senior secured loan	12.00%	SOFR (Q)	6.50%	05/2023	12/2025		2.1	2.1	2.1	(2)(11)
		Series D units	8.00% PIK			12/2020		19,592,999		22.1	52.5
										29.6	60.0
Safe Home Security, Inc., Security Systems Inc., Safe Home Monitoring, Inc., National Protective Services, Inc., Bright Integrations LLC and Medguard Alert, Inc.	Provider of safety systems for business and residential customers	First lien senior secured loan	12.72%	SOFR (M)	7.25%	08/2020	08/2024		47.0	47.4	47.4	(2)(11)
Service Logic Acquisition, Inc. and MSHC, Inc.	Provider of aftermarket maintenance, repair, and replacement services for commercial HVAC equipments	First lien senior secured loan	11.14%	SOFR (M)	5.50%	10/2022	10/1/2027		3.4	3.4	3.4	(2)(11)
Taymax Group, L.P., Taymax Group G.P., LLC, PF Salem Canada ULC and TCP Fit Parent, L.P. (15)	Planet Fitness franchisee	First lien senior secured revolving loan	10.81%	CDOR (Q)	5.38%	07/2018	7/1/2025		0.6	0.6	0.6	(2)(11)
		First lien senior secured revolving loan	10.88%	SOFR (Q)	5.38%	07/2018	07/2025		0.5	0.5	0.5	(2)(11)
		First lien senior secured loan	10.83%	SOFR (Q)	5.33%	03/2020	07/2025		1.4	1.4	1.4	(2)(11)
		Class A units				07/2018		37,020		3.8	7.7
										6.3	10.2
The Alaska Club Partners, LLC, Athletic Club Partners LLC and The Alaska Club, Inc. (15)	Premier health club operator	First lien senior secured loan	11.97%	SOFR (M)	6.50%	12/2019	12/2024		12.3	12.3	12.3	(2)(11)
The Arcticom Group, LLC and AMCP Mechanical Holdings, LP (15)	Refrigeration, heating, ventilation and air conditioning services provider	First lien senior secured revolving loan	11.78%	SOFR (S)	6.25%	12/2021	12/2027		5.9	5.9	5.9	(2)(11)
		First lien senior secured loan	11.82%	SOFR (S)	6.25%	12/2021	12/2027		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	11.93%	SOFR (Q)	6.25%	08/2022	12/2027		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	12.31%	SOFR (Q)	6.75%	04/2023	12/2027		1.6	1.6	1.6	(2)(11)
		First lien senior secured loan	11.77%	SOFR (Q)	6.25%	10/2023	12/2027		5.3	5.3	5.3	(2)(11)
		Class A units				12/2021		7,765,119		7.8	13.4
		Class C units				03/2023		333,510		—	0.6
										21.0	27.2

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Triwizard Holdings, Inc. and Triwizard Parent, LP (15)	Parking management and hospitality services provider	Class A-2 common units				06/2023		30,000		3.0	3.2	(2)
TSS Buyer, LLC (15)	Provider of outsourced testing, inspection, certification, and compliance services to healthcare and life sciences end markets	First lien senior secured loan	11.00%	SOFR (S)	5.50%	07/2023	06/2029		1.8	1.8	1.8	(2)(11)
Vertex Service Partners, LLC and Vertex Service Partners Holdings, LLC (15)	Provider of residential roofing repair & replacement	First lien senior secured loan	10.89%	SOFR (S)	5.50%	11/2023	11/2030		7.8	7.8	7.6	(2)(11)
		Class B common units				11/2023		212		0.2	0.2
										8.0	7.8
YE Brands Holdings, LLC (15)	Sports camp operator	First lien senior secured revolving loan	10.96%	SOFR (M)	5.50%	10/2021	10/2027		1.2	1.2	1.2	(2)(11)
		First lien senior secured loan	10.95%	SOFR (Q)	5.50%	10/2021	10/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.20%	SOFR (Q)	5.75%	06/2022	10/2027		8.1	8.1	8.1	(2)(11)
		First lien senior secured loan	11.20%	SOFR (Q)	5.75%	09/2023	10/2027		3.7	3.7	3.7	(2)(11)
										13.1	13.1
ZBS Mechanical Group Co-Invest Fund 2, LLC	Provider of residential HVAC and plumbing services	Membership interest				10/2021		2,771,000		1.4	11.0

										921.8	975.1		8.71%
Power Generation
Apex Clean Energy TopCo, LLC (4)(16)	Developer, builder and owner of utility-scale wind and solar power facilities	Class A common units				11/2021		1,335,610		131.6	188.0
Ferrellgas, L.P. and Ferrellgas Partners, L.P.	Distributor of propane and related accessories	Senior preferred units	8.96%			03/2021		59,422		59.5	60.0
		Class B units				09/2022		59,428		12.6	12.6	(2)
										72.1	72.6
Heelstone Renewable Energy, LLC and Heelstone Renewable Energy Investors, LLC (5)	Developer of utility scale solar systems	First lien senior secured loan	11.00% PIK			04/2021	04/2024		88.5	88.5	88.5	(2)
		Class A1 units				04/2021		80,518,630		80.9	216.9
										169.4	305.4
Opal Fuels Intermediate HoldCo LLC, and Opal Fuels Inc. (15)	Owner of natural gas facilities	Class A common stock				07/2022		3,059,533		23.3	16.9	(6)(18)
PosiGen, Inc.	Seller and leaser of solar power systems for residential and commercial customers	Warrant to purchase shares of series D-1 preferred stock				06/2021	06/2028	101,555		—	—	(2)
		Warrant to purchase shares of common stock				01/2020	01/2027	1,112,022		—	—	(2)
										—	—
Potomac Intermediate Holdings II LLC (5)	Gas turbine power generation facilities operator	Series A units				11/2021		226,884,442		185.7	75.2
Riverview Power LLC	Operator of natural gas and oil fired power generation facilities	First lien senior secured loan	14.50%	SOFR (Q)	9.00%	08/2021	06/2024		32.5	32.3	32.5	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Sunrun Atlas Depositor 2019-2, LLC and Sunrun Atlas Holdings 2019-2, LLC	Residential solar energy provider	First lien senior secured loan	3.61%			10/2019	02/2055		0.1	0.1	0.1	(2)
		Senior subordinated loan	12.29% (7.89% PIK)	SOFR (Q)	6.90%	11/2019	11/2025		159.2	159.2	159.2	(2)(11)
										159.3	159.3
Sunrun Luna Holdco 2021, LLC (15)	Residential solar energy provider	Senior subordinated revolving loan	8.92%	SOFR (S)	3.50%	03/2022	04/2024		30.0	30.0	28.2	(2)(6)
		Senior subordinated revolving loan	13.51%	SOFR (Q)	7.88%	03/2022	04/2024		20.0	20.0	18.8	(2)(6)
										50.0	47.0
Sunrun Xanadu Issuer 2019-1, LLC and Sunrun Xanadu Holdings 2019-1, LLC	Residential solar energy provider	First lien senior secured loan	3.98%			06/2019	06/2054		0.3	0.3	0.3	(2)
		Senior subordinated loan	10.00% (6.00% PIK)	SOFR (Q)	6.90%	06/2019	07/2030		75.4	75.4	73.2	(2)(11)
										75.7	73.5

										899.4	970.4		8.66%
Consumer Durables and Apparel
Badger Sportswear Acquisition, LLC	Provider of team uniforms and athletic wear	Second lien senior secured loan	14.54%	SOFR (Q)	9.00%	09/2016	06/2024		56.8	56.8	54.0	(2)(11)
Bowhunter Holdings, LLC	Provider of branded archery and bowhunting accessories	Common units				04/2014		421		4.2	—
Centric Brands LLC and Centric Brands GP LLC (15)	Designer, marketer and distributor of licensed and owned apparel	First lien senior secured loan	7.37%	SOFR (Q)	2.00%	10/2018	10/2025		80.6	76.6	79.0	(2)(11)
		Membership interests				10/2018		279,392		2.9	—	(2)
										79.5	79.0
DRS Holdings III, Inc. and DRS Holdings I, Inc. (15)	Footwear and orthopedic foot-care brand	First lien senior secured loan	11.75%	SOFR (Q)	6.25%	11/2019	11/2025		27.1	27.1	26.5	(2)(11)
		First lien senior secured loan	11.75%	SOFR (M)	6.25%	06/2021	11/2025		24.9	24.9	24.5	(2)(11)
		Common stock				11/2019		8,549		8.5	8.3	(2)
										60.5	59.3
Implus Footcare, LLC	Provider of footwear and other accessories	First lien senior secured loan	13.25%	SOFR (Q)	7.75%	06/2016	07/2024		1.3	1.3	1.2	(2)(11)
		First lien senior secured loan	13.25%	SOFR (Q)	7.75%	06/2017	07/2024		117.1	116.0	106.6	(2)(11)
		First lien senior secured loan	13.25%	SOFR (Q)	7.75%	07/2018	07/2024		5.0	5.0	4.6	(2)(11)
										122.3	112.4
Johnnie-O Inc. and Johnnie-O Holdings Inc.	Apparel retailer	First lien senior secured loan	11.79%	SOFR (Q)	6.25%	03/2022	03/2027		19.0	18.4	19.0	(2)(11)
		First lien senior secured loan	11.79%	SOFR (Q)	6.25%	02/2023	03/2027		4.0	3.6	4.0	(2)(11)
		Series A convertible preferred stock				03/2022		144,210		4.2	4.5	(2)
		Warrant to purchase shares of common stock				03/2022	03/2032	93,577		1.5	2.9	(2)
										27.7	30.4
Lew's Intermediate Holdings, LLC (15)	Outdoor brand holding company	First lien senior secured loan	10.39%	SOFR (Q)	5.00%	02/2021	02/2028		1.0	1.0	0.9	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Pelican Products, Inc. (15)	Flashlights manufacturer	First lien senior secured revolving loan	9.50%	SOFR (S)	4.00%	12/2021	12/2026		0.9	0.9	0.8	(2)(11)
		Second lien senior secured loan	13.36%	SOFR (Q)	7.75%	12/2021	12/2029		60.0	60.0	55.2	(2)(11)
										60.9	56.0
Rawlings Sporting Goods Company, Inc. and Easton Diamond Sports, LLC	Sports equipment manufacturing company	First lien senior secured loan	11.75%	SOFR (Q)	6.25%	12/2020	12/2026		49.2	49.2	49.2	(2)(11)
		First lien senior secured loan	11.75%	SOFR (Q)	6.25%	11/2021	12/2026		0.1	0.1	0.1	(2)(11)
										49.3	49.3
Reef Lifestyle, LLC (15)	Apparel retailer	First lien senior secured revolving loan	15.38% (4.25% PIK)	SOFR (M)	10.00%	10/2018	10/2027		23.6	23.6	20.3	(2)(11)(14)
		First lien senior secured revolving loan	15.39% (4.25% PIK)	SOFR (Q)	10.00%	07/2020	10/2027		2.6	2.6	2.2	(2)(11)(14)
		First lien senior secured loan	15.39% (4.25% PIK)	SOFR (Q)	10.00%	10/2018	10/2027		22.4	22.4	19.2	(2)(11)
		First lien senior secured loan	15.39% (4.25% PIK)	SOFR (Q)	10.00%	07/2020	10/2027		2.4	2.4	2.1	(2)(11)
										51.0	43.8
S Toys Holdings LLC (fka The Step2 Company, LLC) (5)	Toy manufacturer	Common units				04/2011		1,116,879		—	—
		Class B common units				10/2014		126,278,000		—	—
		Warrant to purchase units				04/2010	12/2050	3,157,895		—	—
										—	—
SHO Holding I Corporation, Shoes For Crews (Europe) Limited and Never Slip TopCo, Inc. (5)	Manufacturer and distributor of slip resistant footwear	First lien senior secured loan	10.78% PIK	SOFR (Q)	5.25%	05/2023	04/2024		19.2	19.2	15.5	(2)(6)(11)
		First lien senior secured loan	10.89% PIK	SOFR (Q)	5.25%	10/2023	04/2024		11.9	8.5	9.7	(2)(11)
		Second lien senior secured loan				10/2015	10/2024		135.5	112.5	27.1	(2)(10)
		Series A preferred stock				05/2023		9,800		—	—	(2)
		Common stock				05/2023		481,918		—	—	(2)
		Warrant to purchase shares of common stock				05/2023	04/2024	9,800		—	—	(2)
										140.2	52.3
SVP-Singer Holdings Inc. and SVP-Singer Holdings LP	Manufacturer of consumer sewing machines	First lien senior secured loan				07/2021	07/2028		44.0	39.0	27.7	(2)(10)
		Class A common units				07/2021		6,264,706		26.1	—	(2)
										65.1	27.7
Totes Isotoner Corporation and Totes Ultimate Holdco, Inc. (4)	Designer, marketer, and distributor of rain and cold weather products	First lien senior secured loan	9.47%	SOFR (M)	4.00%	12/2019	06/2024		1.6	1.6	1.6	(2)(11)
		First lien senior secured loan	11.47%	SOFR (M)	6.00%	12/2019	12/2024		2.2	2.2	2.1	(2)(11)
		Common stock				12/2019		861,000		6.0	—	(2)
										9.8	3.7
Varsity Brands Holding Co., Inc., Hercules Achievement, Inc. and BCPE Hercules Holdings, LP	Leading manufacturer and distributor of textiles, apparel & luxury goods	First lien senior secured loan	10.47%	SOFR (M)	5.00%	12/2017	12/2026		2.0	1.9	2.0	(2)(11)(18)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Second lien senior secured loan	15.72% (2.00% PIK)	SOFR (M)	10.25%	07/2018	04/2027		146.3	146.3	146.3	(2)(11)
		Class A units				07/2018		1,400		1.4	1.5	(2)
										149.6	149.8

										877.9	718.6		6.42%
Media and Entertainment
22 HoldCo Limited (15)	Sports and entertainment platform	Senior subordinated loan	12.96% PIK	SONIA (S)	7.50%	08/2023	08/2033		38.8	38.4	37.6	(2)(6)(11)
3 Step Sports LLC and 3 Step Holdings, LLC (15)	Provider of integrated youth sports solutions	First lien senior secured revolving loan	13.33%	SOFR (Q)	8.00%	10/2023	10/2028		0.4	0.4	0.4	(2)(11)
		First lien senior secured loan	13.46% (1.50% PIK)	SOFR (S)	8.00%	10/2023	10/2029		12.4	12.4	11.9	(2)(11)
		Series D preferred units				10/2023		226,110		3.7	3.7
										16.5	16.0
Aventine Intermediate LLC & Aventine Holdings II LLC	Media and production company	First lien senior secured loan	11.47% (4.00% PIK)	SOFR (Q)	6.00%	12/2021	06/2027		10.0	10.0	9.4	(2)(11)
		Senior subordinated loan	10.25% PIK			12/2021	12/2030		43.5	43.5	34.8	(2)
										53.5	44.2
Axiomatic, LLC	Premiere e-sports and video game investment platform	Class A-1 units				05/2022		500,000		5.0	5.7
CFC Funding LLC	SME-related SPV	Loan instrument units	9.75% PIK			07/2023		16,680		16.7	16.2	(6)
CMW Parent LLC (fka Black Arrow, Inc.)	Multiplatform media firm	Series A units				09/2015		32		—	—
Eagle Football Holdings BidCo Limited and Eagle Football Holdings Limited	Multi-club sports platform	Senior subordinated loan	16.00% PIK			12/2022	12/2028		0.5	0.5	0.5	(2)(6)
		Senior subordinated loan	16.00% PIK			12/2022	12/2028		24.3	24.3	24.0	(2)(6)
		Senior subordinated loan	13.33% (8.00% PIK)	SOFR (S)	8.00%	12/2022	12/2028		47.3	47.3	45.0	(2)(6)(11)
		Ordinary shares				09/2023		494		4.4	3.3	(2)(6)
		Warrant to purchase shares of ordinary shares				12/2022	11/2028	180		—	3.9	(2)(6)
		Warrant to purchase shares of ordinary shares				12/2022	11/2028	199		—	1.4	(2)(6)
										76.5	78.1
Global Music Rights, LLC (15)	Music right management company	First lien senior secured loan	11.20%	SOFR (Q)	5.75%	08/2021	08/2028		0.1	0.1	0.1	(2)(11)
League One Volleyball, Inc.	Operator of youth volleyball clubs	Series B preferred stock				07/2023		194		—	—	(2)
LiveBarn Inc.	Provider of Live & On Demand broadcasting of amateur and youth sporting events	Middle preferred shares				08/2023		4,902,988		17.3	17.3	(2)(6)
MailSouth, Inc.	Provider of shared mail marketing services	First lien senior secured loan				05/2022	04/2024		8.7	5.8	1.0	(2)(10)
Miami Beckham United LLC	American professional soccer club	Class A preferred units	9.50% PIK			09/2021		85,000		103.2	103.2
		Class B preferred units	9.50% PIK			06/2023		42,500		44.6	44.6
										147.8	147.8

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
OUTFRONT Media Inc.	Provider of out-of-home advertising	Series A convertible perpetual preferred stock	7.00%			04/2020		25,000		25.0	29.6	(2)(6)
Production Resource Group, L.L.C. and PRG III, LLC (4)	Provider of rental equipment, labor, production management, scenery, and other products to various entertainment end-markets	First lien senior secured loan	13.96% (5.50% PIK)	SOFR (M)	8.50%	08/2018	08/2024		43.2	43.2	43.2	(2)(11)
		First lien senior secured loan	12.96% (2.50% PIK)	SOFR (M)	7.50%	07/2020	08/2024		15.3	15.3	15.3	(2)(11)
		First lien senior secured loan	12.96% (2.50% PIK)	SOFR (M)	7.50%	06/2021	08/2024		0.8	0.8	0.8	(2)(11)
		First lien senior secured loan	12.96% (2.50% PIK)	SOFR (M)	7.50%	08/2021	08/2024		7.5	7.5	7.5	(2)(11)
		Class A units				10/2020		113,617		4.9	46.1	(2)
										71.7	112.9
Professional Fighters League, LLC and PFL MMA, Inc.	Mixed martial arts league	First lien senior secured loan	12.00% PIK			01/2021	01/2026		19.3	18.6	19.3	(2)
		Second lien senior secured loan	14.00% PIK			11/2022	01/2026		0.2	0.1	0.2	(2)
		Series E preferred stock				04/2022		219,035		0.7	0.7	(2)
		Warrant to purchase shares of common stock				01/2021	01/2027	3,223,122		1.7	1.7	(2)
		Warrant to purchase shares of common stock				11/2022	11/2029	68,787		0.2	0.2	(2)
										21.3	22.1
Storm Investment S.a.r.l.	Spanish futbol club	First lien senior secured loan	3.75%			06/2021	06/2029		68.1	73.6	68.1	(2)(6)
		Ordinary shares				06/2021		3,958		—	0.2	(2)(6)
		Class A redeemable shares				06/2021		3,297,791		1.6	5.6	(2)(6)
		Class B redeemable shares				06/2021		3,297,791		1.6	5.6	(2)(6)
		Class C redeemable shares				06/2021		3,297,791		1.6	5.6	(2)(6)
		Class D redeemable shares				06/2021		3,297,791		1.6	5.6	(2)(6)
		Class E redeemable shares				06/2021		3,297,791		1.6	5.6	(2)(6)
		Class F redeemable shares				06/2021		3,297,791		1.6	5.6	(2)(6)
		Class G redeemable shares				06/2021		3,297,791		1.6	5.6	(2)(6)
		Class H redeemable shares				06/2021		3,297,791		1.6	5.6	(2)(6)
		Class I redeemable shares				06/2021		3,297,791		1.6	5.6	(2)(6)
										88.0	118.7
The Teaching Company Holdings, Inc.	Education publications provider	Preferred stock				09/2006		10,663		1.1	2.3	(2)
		Common stock				09/2006		15,393		—	0.1	(2)
										1.1	2.4

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets

										584.7	649.7		5.80%
Retailing and Distribution
Bamboo Purchaser, Inc.	Provider of nursery, garden, and greenhouse products	First lien senior secured loan	12.00%	SOFR (Q)	6.50%	11/2021	11/2027		17.8	17.8	16.9	(2)(11)
BradyIFS Holdings, LLC (15)	Distributor of foodservice disposables and janitorial sanitation products	First lien senior secured loan	11.38%	SOFR (Q)	6.00%	10/2023	10/2029		123.0	123.0	120.5	(2)(11)
Display Holding Company, Inc., Saldon Holdings, Inc. and Fastsigns Holdings Inc. (15)	Provider of visual communications solutions	First lien senior secured loan	11.11%	SOFR (M)	5.65%	03/2019	03/2025		15.5	15.5	15.5	(2)(11)
		First lien senior secured loan	11.11%	SOFR (M)	5.65%	08/2019	03/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.11%	SOFR (M)	5.65%	06/2021	03/2025		0.1	0.1	0.1	(2)(11)
		Common units				03/2019		600		0.6	1.7	(2)
										16.3	17.4
GPM Investments, LLC and ARKO Corp.	Convenience store operator	Common stock				12/2020		2,088,478		19.8	17.2	(2)(18)
		Warrant to purchase common stock				12/2020	12/2025	1,088,780		1.6	1.2	(2)(18)
										21.4	18.4
Hills Distribution, Inc., Hills Intermediate FT Holdings, LLC and GMP Hills, LP (15)	Distributor of HVAC, plumbing, and water heater equipment, parts, supplies and fixtures	First lien senior secured revolving loan	9.87%	SOFR (Q)	4.50%	11/2023	11/2029		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.37%	SOFR (S)	6.00%	11/2023	11/2029		3.5	3.5	3.4	(2)(11)
		Limited partnership interest	8.00% PIK			11/2023		5,441,000		5.4	5.4	(2)
										9.0	8.9
Marcone Yellowstone Buyer Inc. and Marcone Yellowstone Holdings, LLC	Distributor of OEM appliance aftermarket parts	First lien senior secured loan	11.75%	SOFR (Q)	6.25%	06/2021	06/2028		0.4	0.4	0.4	(2)(11)
		First lien senior secured loan	11.75%	SOFR (Q)	6.25%	12/2021	06/2028		0.2	0.2	0.2	(2)(11)
		Class A common units				06/2021		5,796		6.1	6.8	(2)
										6.7	7.4
Mavis Tire Express Services Topco Corp., Metis Holdco, Inc. and Metis Topco, LP (15)	Auto parts retailer	First lien senior secured revolving loan	8.87%	SOFR (M)	3.25%	05/2021	05/2026		11.2	11.2	11.2	(2)(14)
		Series A preferred stock	7.00% PIK			05/2021		68,601		82.5	82.5	(2)
		Class A-1 units				05/2021		24,586		24.6	34.3	(2)
										118.3	128.0
McKenzie Creative Brands, LLC (15)	Designer, manufacturer and distributor of hunting-related supplies	First lien senior secured revolving loan	12.21%	SOFR (M)	6.75%	09/2014	09/2025		1.6	1.6	1.6	(2)(11)
		First lien senior secured loan	12.29%	SOFR (Q)	6.75%	09/2014	09/2025		84.5	84.5	84.5	(2)(8)(11)
		First lien senior secured loan	12.29%	SOFR (Q)	6.75%	09/2014	09/2025		5.5	5.5	5.5	(2)(11)
										91.6	91.6

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Monolith Brands Group, Inc.	E-commerce platform focused on consolidating DTC branded businesses	Series A-1 preferred stock				04/2022		701,255		15.5	10.2	(2)
Moon Valley Nursery of Arizona Retail, LLC, Moon Valley Nursery Farm Holdings, LLC, Moon Valley Nursery RE Holdings LLC, and Stonecourt IV Partners, LP	Operator of retail and wholesale tree and plant nurseries	Limited partnership interests				10/2021		21,939,152		20.8	27.6
North Haven Falcon Buyer, LLC and North Haven Falcon Holding Company, LLC	Manufacturer of aftermarket golf cart parts and accessories	First lien senior secured loan	13.52% (3.75% PIK)	SOFR (Q)	8.00%	05/2021	05/2027		26.2	26.2	21.2	(2)(11)
		Class A units				05/2021		50,000		5.0	—
										31.2	21.2
Reddy Ice LLC (15)	Packaged ice manufacturer and distributor	First lien senior secured revolving loan				07/2019	07/2025		—	—	—	(2)(13)
		First lien senior secured loan	10.57%	SOFR (Q)	5.00%	07/2019	07/2025		60.6	60.6	60.6	(2)(11)
		First lien senior secured loan	10.57%	SOFR (Q)	5.00%	11/2020	07/2025		4.2	4.2	4.2	(2)(11)
		First lien senior secured loan	10.57%	SOFR (Q)	5.00%	10/2021	07/2025		0.9	0.9	0.9	(2)(11)
		First lien senior secured loan	10.46%	SOFR (M)	5.00%	12/2023	07/2025		2.5	2.5	2.5	(2)(11)
		First lien senior secured loan	11.46%	SOFR (S)	6.00%	12/2023	07/2025		1.5	1.5	1.5	(2)(11)
										69.7	69.7
SCIH Salt Holdings Inc. (15)	Salt and packaged ice melt manufacturer and distributor	First lien senior secured revolving loan	9.46%	SOFR (M)	4.00%	03/2020	12/2026		3.7	3.6	3.7	(2)(11)(14)
Trader Corporation and Project Auto Finco Corp. (15)	Digital automotive marketplace and software solution provider to automotive industry	First lien senior secured loan	12.19%	CDOR (M)	6.75%	12/2022	12/2029		12.4	12.1	12.4	(2)(6)(11)
US Salt Investors, LLC and Emerald Lake Pearl Acquisition-A, L.P. (15)	Producer and packager of compressed, household, and packaged salt	First lien senior secured loan	11.00%	SOFR (Q)	5.50%	07/2021	07/2028		26.1	26.1	26.1	(2)(11)
		Limited partner interests				07/2021		0.40%		0.8	0.7	(2)
										26.9	26.8

										583.9	580.7		5.18%
Capital Goods
AI Aqua Merger Sub, Inc.	End to end provider of water solutions to a wide range of customer bases	First lien senior secured loan	9.09%	SOFR (M)	3.75%	06/2021	07/2028		1.0	1.0	1.0	(2)(11)(18)
Airx Climate Solutions, Inc. (15)	Provider of commercial HVAC equipment and services	First lien senior secured loan	11.68%	SOFR (Q)	6.25%	11/2023	11/2029		9.9	9.9	9.7	(2)(11)
API Commercial Inc., API Military Inc., and API Space Intermediate, Inc.	Provider of military aircraft aftermarket parts and distribution, repair and logistics services	First lien senior secured loan				05/2022	08/2025		6.8	2.5	3.9	(2)(10)
Arrowhead Holdco Company and Arrowhead GS Holdings, Inc.	Distributor of non-discretionary, mission-critical aftermarket replacement parts	First lien senior secured loan	10.05%	SOFR (Q)	4.50%	08/2021	08/2028		0.1	0.1	0.1	(2)(11)
		Common stock				08/2021		5,054		5.1	—	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										5.2	0.1
BlueHalo Financing Holdings, LLC, BlueHalo Global Holdings, LLC, and BlueHalo, LLC (15)	Provides products and services to the Department of Defense and Intelligence Community	First lien senior secured revolving loan	12.03%	SOFR (Q)	6.50%	05/2022	10/2025		1.8	1.7	1.7	(2)(11)(14)
		First lien senior secured loan	12.01%	SOFR (Q)	6.50%	05/2022	10/2025		1.0	1.0	1.0	(2)(11)
										2.7	2.7
Burgess Point Purchaser Corporation	Remanufacturer of mission-critical and non-discretionary aftermarket vehicle, industrial, energy storage, and solar replacement parts	First lien senior secured loan	10.71%	SOFR (M)	5.25%	07/2022	07/2029		22.1	20.7	20.8	(2)(11)(18)
CPIG Holdco Inc.	Distributor of engineered fluid power and complex machined solutions	First lien senior secured loan	12.49%	SOFR (Q)	7.00%	04/2023	04/2028		14.7	14.7	14.7	(2)(11)
Cube Industrials Buyer, Inc. and Cube A&D Buyer Inc. (15)	Manufacturer of pumps, valves, and fluid control components for industrial markets	First lien senior secured revolving loan				10/2023	10/2029		—	—	—	(2)(13)
		First lien senior secured loan	11.40%	SOFR (Q)	6.00%	10/2023	10/2030		38.8	38.8	37.8	(2)(11)
										38.8	37.8
DFS Holding Company, Inc. (15)	Distributor of maintenance, repair, and operations parts, supplies, and equipment to the foodservice industry	First lien senior secured loan	12.46%	SOFR (M)	7.00%	01/2023	01/2029		2.1	2.0	2.1	(2)(11)
Dynamic NC Aerospace Holdings, LLC and Dynamic NC Investment Holdings, LP (15)	Provider of aerospace technology and equipment	First lien senior secured revolving loan	12.53%	SOFR (Q)	7.00%	12/2020	12/2025		3.7	3.7	3.7	(2)(11)
		First lien senior secured loan	12.54%	SOFR (Q)	7.00%	12/2020	12/2026		21.4	21.4	21.4	(2)(11)
		Common units				12/2020		9,773,000		9.8	8.7
										34.9	33.8
EPS NASS Parent, Inc. (15)	Provider of maintenance and engineering services for electrical infrastructure	First lien senior secured revolving loan	11.25%	SOFR (Q)	5.75%	04/2021	04/2026		1.2	1.2	1.2	(2)(11)(14)
		First lien senior secured loan	11.25%	SOFR (Q)	5.75%	04/2021	04/2028		0.2	0.2	0.2	(2)(11)
										1.4	1.4
ESCP PPG Holdings, LLC (4)	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	Class A-1 units				08/2022		96,897		2.3	4.4	(2)
		Class A-2 units				12/2016		3,500		3.5	—	(2)
										5.8	4.4
Harvey Tool Company, LLC (15)	Manufacturer of cutting tools used in the metalworking industry	First lien senior secured loan	11.12%	SOFR (Q)	5.50%	10/2021	10/2027		3.6	3.6	3.6	(2)(11)
Helix Acquisition Holdings, Inc.	Manufacturer of springs, fasteners and custom components	First lien senior secured loan	12.45%	SOFR (Q)	7.00%	03/2023	03/2030		11.9	11.9	11.9	(2)(11)
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation (5)	Provider of high-speed intelligent document scanning hardware and software	Senior subordinated loan	14.00% (7.00% PIK)			01/2017	12/2028		17.2	17.0	17.2	(2)
		Class A common stock				01/2017		48,544		13.5	48.2
										30.5	65.4

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Kene Acquisition, Inc. and Kene Holdings, L.P. (15)	National utility services firm providing engineering and consulting services to natural gas, electric power and other energy and industrial end markets	First lien senior secured revolving loan				08/2019	08/2024		—	—	—	(2)(13)
		First lien senior secured loan	9.75%	SOFR (Q)	4.25%	08/2019	08/2026		40.2	40.2	40.2	(2)(11)
		Class A units				08/2019		4,549,000		0.5	8.5	(2)
										40.7	48.7
LTG Acquisition, Inc.	Designer and manufacturer of display, lighting and passenger communication systems for mass transportation markets	Class A membership units				01/2017		5,000		5.1	—
Maverick Acquisition, Inc.	Manufacturer of precision machined components for defense and high-tech industrial platforms	First lien senior secured loan	11.60%	SOFR (Q)	6.25%	06/2021	06/2027		27.3	27.3	22.1	(2)(11)
NCWS Intermediate, Inc. and NCWS Holdings LP	Manufacturer and supplier of car wash equipment, parts and supplies to the conveyorized car wash market	First lien senior secured loan	11.53%	SOFR (Q)	6.00%	12/2020	12/2026		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	11.53%	SOFR (Q)	6.00%	11/2021	12/2026		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	12.03%	SOFR (Q)	6.50%	11/2021	12/2026		96.3	96.3	96.3	(2)(11)
		First lien senior secured loan	12.03%	SOFR (Q)	6.50%	12/2021	12/2026		13.9	13.9	13.9	(2)(11)
		Class A-2 common units				12/2020		12,296,000		12.9	28.0	(2)
										123.4	138.5
Osmose Utilities Services, Inc. and Pine Intermediate Holding LLC	Provider of structural integrity management services to transmission and distribution infrastructure	Second lien senior secured loan	12.11%	SOFR (M)	6.75%	06/2021	06/2029		55.3	55.3	54.7	(2)(11)
Precinmac (US) Holdings Inc., Trimaster Manufacturing Inc. and Blade Group Holdings, LP.	Manufacturer of high-tolerance precision machined components and assemblies for the aerospace and defense industry	First lien senior secured loan	11.46%	SOFR (M)	6.00%	08/2021	08/2027		11.5	11.5	11.4	(2)(6)(11)
		First lien senior secured loan	11.46%	SOFR (M)	6.00%	04/2022	08/2027		3.9	3.9	3.9	(2)(6)(11)
		Class A units				08/2021		88,420		13.4	24.8	(2)
										28.8	40.1
Qnnect, LLC and Connector TopCo, LP (15)	Manufacturer of highly engineered hermetic packaging products	First lien senior secured loan	12.38%	SOFR (Q)	7.00%	11/2022	11/2029		10.7	10.7	10.7	(2)(11)
		Limited partnership interests				11/2022		992,500		9.9	11.4	(2)
										20.6	22.1
Radius Aerospace, Inc. and Radius Aerospace Europe Limited (15)	Metal fabricator in the aerospace industry	First lien senior secured revolving loan	11.23%	SOFR (M)	5.75%	03/2019	03/2025		0.5	0.5	0.5	(2)(6)(11)
		First lien senior secured revolving loan	10.94%	SONIA (M)	5.75%	11/2019	03/2025		0.8	0.8	0.8	(2)(6)(11)
										1.3	1.3

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Radwell Parent, LLC (15)	Distributor of maintenance, repair, and operations parts	First lien senior secured revolving loan	12.10%	SOFR (Q)	6.75%	12/2022	04/2028		0.9	0.8	0.9	(2)(11)
		First lien senior secured loan	12.10%	SOFR (Q)	6.75%	12/2022	04/2029		0.1	0.1	0.1	(2)(11)
										0.9	1.0
Sunk Rock Foundry Partners LP, Hatteras Electrical Manufacturing Holding Company and Sigma Electric Manufacturing Corporation, Diecast Beacon (15)	Manufacturer of metal castings, precision machined components and sub-assemblies in the electrical products, power transmission and distribution and general industrial markets	First lien senior secured revolving loan				10/2017	10/2024		—	—	—	(2)(11)(13)
Two Six Labs, LLC (15)	Provider of information operations, cyber, and data analytics products and services for government and defense contracts	First lien senior secured loan	11.35%	SOFR (Q)	6.00%	10/2023	08/2027		8.6	8.6	8.6	(2)(11)

										497.6	550.4		4.91%
Energy
Calyx Energy III, LLC	Oil and gas exploration company	First lien senior secured loan	13.47%	SOFR (M)	8.00%	08/2022	01/2027		43.3	43.3	43.3	(2)(11)
		First lien senior secured loan	16.47%	SOFR (M)	11.00%	06/2023	01/2027		5.0	4.9	5.0	(2)(11)
		First lien senior secured loan	16.46%	SOFR (M)	11.00%	08/2023	01/2027		10.1	9.8	10.1	(2)(11)
										58.0	58.4
Cheyenne Petroleum Company Limited Partnership, CPC 2001 LLC and Mill Shoals LLC (15)	Private oil exploration and production company	First lien senior secured loan	14.45%	SOFR (Q)	9.00%	11/2022	11/2026		49.3	49.3	49.3	(2)(11)
GNZ Energy Bidco Limited and Galileo Co-investment Trust I (15)	Independent fuel provider in New Zealand	First lien senior secured loan	11.69%	BKBM (Q)	6.00%	05/2022	07/2027		30.7	30.5	30.7	(2)(6)(11)
		Common units				07/2022		17,616,667		5.9	10.0	(2)(6)
										36.4	40.7
Halcon Holdings, LLC	Operator of development, exploration, and production oil company	First lien senior secured loan	12.94%	SOFR (Q)	7.50%	11/2021	11/2025		11.4	11.3	11.4	(2)
HighPeak Energy, Inc.	Oil and gas exploration and production company	First lien senior secured loan	13.00%	SOFR (A)	7.50%	09/2023	09/2026		91.9	89.8	91.9	(2)(6)(11)
Murchison Oil and Gas, LLC and Murchison Holdings, LLC	Exploration and production company	First lien senior secured loan	14.00%	SOFR (Q)	8.50%	06/2022	06/2026		78.3	78.3	78.3	(2)(11)
		Preferred units	8.00%			06/2022		41,000		41.0	52.0
										119.3	130.3
Offen, Inc.	Distributor of fuel, lubricants, diesel exhaust fluid, and premium additives	First lien senior secured loan	10.38%	SOFR (M)	5.00%	05/2022	06/2026		0.1	0.1	0.1	(2)
SilverBow Resources, Inc.	Oil and gas producer	Common stock				06/2022		369,760		10.1	10.8	(2)(6)(18)
VPROP Operating, LLC and V SandCo, LLC (5)	Sand-based proppant producer and distributor to the oil and natural gas industry	First lien senior secured loan	15.10%	SOFR (M)	9.50%	03/2017	11/2024		27.3	27.3	27.3	(2)(11)
		First lien senior secured loan	15.10%	SOFR (M)	9.50%	06/2020	11/2024		6.0	6.0	6.0	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	15.10%	SOFR (M)	9.50%	11/2020	11/2024		5.0	4.9	5.0	(2)(11)
		Class A units				11/2020		347,900		32.8	61.1	(2)
										71.0	99.4

										445.3	492.3		4.40%
Food and Beverage
American Seafoods Group LLC and American Seafoods Partners LLC	Harvester and processor of seafood	Class A units				08/2015		77,922		0.1	0.2	(2)
		Warrant to purchase units of Class A units				08/2015	08/2035	7,422,078		7.4	15.4	(2)
										7.5	15.6
Berner Food & Beverage, LLC (15)	Supplier of dairy-based food and beverage products	First lien senior secured revolving loan	13.00%	Base Rate (Q)	4.50%	07/2021	07/2026		0.5	0.5	0.5	(2)(11)
		First lien senior secured revolving loan	11.03%	SOFR (Q)	5.50%	07/2021	07/2026		0.3	0.3	0.3	(2)(11)
										0.8	0.8
Bragg Live Food Products, LLC and SPC Investment Co., L.P. (4)(15)	Health food company	First lien senior secured loan	11.60%	SOFR (Q)	6.25%	12/2020	12/2025		26.6	26.6	26.6	(2)(11)
		Common units				03/2019		14,850		11.5	17.3	(2)
										38.1	43.9
CHG PPC Parent LLC & PPC CHG Blocker LLC	Diversified food products manufacturer	Second lien senior secured loan	12.22%	SOFR (M)	6.75%	12/2021	12/2029		94.6	94.6	94.6	(2)(11)
		Common units				12/2021		59		3.0	3.8	(2)
										97.6	98.4
Demakes Borrower, LLC (15)	Value-added protein manufacturer	First lien senior secured loan	11.60%	SOFR (S)	6.25%	12/2023	12/2029		6.3	6.3	6.1	(2)(11)
Florida Food Products, LLC	Provider of plant extracts and juices	First lien senior secured loan	10.47%	SOFR (M)	5.00%	10/2021	10/2028		0.5	0.4	0.4	(2)(11)
		First lien senior secured loan	10.36%	SOFR (M)	5.00%	06/2022	10/2028		0.4	0.4	0.4	(2)(11)
		Second lien senior secured loan	13.47%	SOFR (M)	8.00%	10/2021	10/2029		71.8	71.8	66.0	(2)(11)
										72.6	66.8
GF Parent LLC	Producer of low-acid, aseptic food and beverage products	Class A preferred units				05/2015		2,940		2.9	—	(2)
		Class A common units				05/2015		60,000		0.1	—	(2)
										3.0	—
Gotham Greens Holdings, PBC (15)	Producer of vegetables and culinary herbs for restaurants and retailers	First lien senior secured loan	14.33% (2.00% PIK)	SOFR (M)	8.88%	06/2022	12/2026		37.5	37.5	37.5	(2)(11)
		Series E-1 preferred stock	6.00% PIK			06/2022		177,332		14.2	15.2	(2)
		Series E-1 preferred stock				06/2022		11,273		—	—	(2)
		Warrant to purchase shares of Series E-1 preferred stock				06/2022	06/2032	78,216		—	—	(2)
										51.7	52.7
KNPC HoldCo, LLC	Producer of trail mix and mixed nut snack products	First lien senior secured loan	11.00%	SOFR (Q)	5.50%	04/2022	10/2029		5.6	5.6	5.6	(2)(11)
		First lien senior secured loan	12.25%	SOFR (Q)	6.75%	12/2022	10/2029		1.3	1.3	1.3	(2)(11)
		First lien senior secured loan	11.48%	SOFR (Q)	6.00%	11/2023	10/2029		2.8	2.8	2.8	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										9.7	9.7
Manna Pro Products, LLC (15)	Manufacturer and supplier of specialty nutrition and care products for animals	First lien senior secured revolving loan	11.46%	SOFR (M)	6.00%	12/2020	12/2026		5.1	5.1	4.8	(2)(11)
Max US Bidco Inc.	Manufacturer of premium dry dog food	First lien senior secured loan	10.35%	SOFR (Q)	5.00%	10/2023	10/2030		1.0	0.9	0.9	(2)(18)
RB Holdings InterCo, LLC (15)	Manufacturer of pet food and treats	First lien senior secured revolving loan	10.53%	SOFR (Q)	5.00%	05/2022	05/2028		1.8	1.8	1.8	(2)(11)
		First lien senior secured loan	10.52%	SOFR (Q)	5.00%	05/2022	05/2028		11.4	11.4	11.3	(2)(11)
										13.2	13.1
RF HP SCF Investor, LLC	Branded specialty food company	Membership interest				12/2016		10.08%		12.5	29.5	(2)(6)
Sugar PPC Buyer LLC (15)	Manufacturer and distributor of food products	First lien senior secured loan	11.34%	SOFR (M)	6.00%	10/2023	10/2030		12.4	12.4	12.1	(2)(11)
Teasdale Foods, Inc. and Familia Group Holdings Inc.	Provider of beans, sauces and hominy to the retail, foodservice and wholesale channels	First lien senior secured loan	12.68% (1.00% PIK)	SOFR (Q)	7.25%	12/2020	12/2025		76.1	76.1	69.3	(2)(11)
		Warrant to purchase shares of common stock				02/2019	02/2034	57,827		—	—	(2)
										76.1	69.3
Triton Water Holdings, Inc.	Producer and provider of bottled water brands	First lien senior secured loan	8.86%	SOFR (Q)	3.25%	03/2021	03/2028		1.0	1.0	1.0	(2)(11)(18)
		Senior subordinated loan	6.25%			03/2021	04/2029		0.1	0.1	0.1	(2)(18)
										1.1	1.1
Watermill Express, LLC and Watermill Express Holdings, LLC	Owner and operator of self-service water and ice stations	First lien senior secured loan	10.50%	SOFR (Q)	5.00%	04/2021	04/2027		20.9	20.9	20.9	(2)(11)
		Class A units	8.00% PIK			04/2021		282,200		3.5	4.5
										24.4	25.4
Winebow Holdings, Inc. and The Vintner Group, Inc.	Importer and distributor of wine	First lien senior secured loan	11.71%	SOFR (M)	6.25%	04/2021	07/2025		27.7	27.7	26.6	(2)(11)

										460.7	476.8		4.26%
Consumer Staples Distribution and Retail
Balrog Acquisition, Inc., Balrog Topco, Inc. and Balrog Parent, L.P.	Manufacturer and distributor of specialty bakery ingredients	First lien senior secured loan	9.97%	SOFR (M)	4.50%	07/2023	09/2028		16.4	16.4	16.4	(2)(11)
		Second lien senior secured loan	12.47%	SOFR (M)	7.00%	09/2021	09/2029		29.5	29.5	29.5	(2)(11)
		Class A preferred units	8.00% PIK			09/2021	08/2051	5,484		6.6	12.9	(2)
		Series A preferred shares	11.00% PIK			09/2021	08/2051	21,921		28.3	28.3	(2)
										80.8	87.1
BR PJK Produce, LLC (15)	Specialty produce distributor	First lien senior secured loan	11.46%	SOFR (Q)	6.00%	12/2023	11/2027		1.4	1.3	1.4	(2)(11)
City Line Distributors LLC and City Line Investments LLC (15)	Specialty food distributor	First lien senior secured loan	11.46%	SOFR (M)	6.00%	08/2023	08/2028		3.2	3.2	3.1	(2)(11)
		Class A units	8.00% PIK			08/2023		3,473,000		3.5	3.8	(2)
										6.7	6.9

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Continental Café, LLC and Infinity Ovation Yacht Charters, LLC (15)	Diversified contract food service provider	First lien senior secured revolving loan	11.45%	SOFR (M)	6.00%	11/2021	11/2027		1.1	1.1	1.1	(2)(11)
		First lien senior secured loan	11.46%	SOFR (M)	6.00%	11/2021	11/2027		6.3	6.3	6.3	(2)(11)
		First lien senior secured loan	11.44%	SOFR (M)	6.00%	04/2023	11/2027		1.3	1.3	1.3	(2)(11)
		First lien senior secured loan	11.71%	SOFR (M)	6.25%	06/2023	11/2027		1.6	1.6	1.6	(2)(11)
										10.3	10.3
DecoPac, Inc. and KCAKE Holdings Inc. (15)	Supplier of cake decorating solutions and products to in-store bakeries	First lien senior secured revolving loan	11.49%	SOFR (M)	6.00%	05/2021	05/2026		4.9	4.9	4.9	(2)(11)
		First lien senior secured loan	11.50%	SOFR (Q)	6.00%	05/2021	05/2028		147.1	147.1	147.1	(2)(11)
		Common stock				05/2021		9,599		9.6	10.2	(2)
										161.6	162.2
FS Squared Holding Corp. and FS Squared, LLC (15)	Provider of on-site vending and micro market solutions	First lien senior secured revolving loan				03/2019	03/2024		—	—	—	(2)(13)
		First lien senior secured loan	10.71%	SOFR (M)	5.25%	03/2019	03/2025		0.1	0.1	0.1	(2)(11)
		Class A units				03/2019		113,219		11.1	33.1	(2)
										11.2	33.2
JWC/KI Holdings, LLC	Foodservice sales and marketing agency	Membership units				11/2015		5,000		5.0	11.4	(2)
LJ Perimeter Buyer, Inc. and LJ Perimeter Co-Invest, L.P. (15)(16)	Distributor of specialty foods	First lien senior secured loan	12.03%	SOFR (Q)	6.50%	10/2022	10/2028		39.9	39.9	39.6	(2)(11)
		Limited partnership interests				10/2022		9,683,991		9.7	9.8	(2)
										49.6	49.4
Mr. Greens Intermediate, LLC, Florida Veg Investments LLC, MRG Texas, LLC and Restaurant Produce and Services Blocker, LLC (15)	Produce distribution platform	First lien senior secured revolving loan				05/2023	05/2029		—	—	—	(2)(13)
		First lien senior secured loan	11.70%	SOFR (M)	6.25%	05/2023	05/2029		9.7	9.7	9.7	(2)(11)
		Class B limited liability company interest				05/2023		17.71%		9.6	10.0	(2)
										19.3	19.7
SFE Intermediate Holdco LLC	Provider of outsourced foodservice to K-12 school districts	First lien senior secured loan	11.50%	SOFR (Q)	6.00%	07/2017	07/2026		6.2	6.2	6.2	(2)(11)
		First lien senior secured loan	11.50%	SOFR (Q)	6.00%	09/2018	07/2026		9.9	9.9	9.9	(2)(11)
		First lien senior secured loan	11.50%	SOFR (Q)	6.00%	03/2022	07/2026		0.4	0.4	0.4	(2)(11)
										16.5	16.5
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P. (15)(16)	Fresh and specialty food distributor	First lien senior secured revolving loan	11.60%	SOFR (Q)	6.25%	02/2023	01/2029		0.8	0.8	0.8	(2)(11)(14)
		First lien senior secured loan	11.60%	SOFR (Q)	6.25%	02/2023	01/2029		7.4	7.4	7.3	(2)(11)
		Common units				01/2023		1,673,000		1.7	1.8
										9.9	9.9
ZB Holdco LLC and ZB TopCo LLC (15)	Distributor of Mediterranean food and beverages	First lien senior secured revolving loan				02/2022	02/2028		—	—	—	(2)(13)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	11.50%	SOFR (Q)	6.00%	02/2022	02/2028		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	11.50%	SOFR (Q)	6.00%	08/2023	02/2028		3.9	3.9	3.9	(2)(11)
		Series A units				06/2023		4,699		4.0	5.1	(2)
										8.1	9.2

										380.3	417.2		3.72%
Automobiles and Components
Automotive Keys Group, LLC and Automotive Keys Investor, LLC	Provider of replacement wireless keys for automotive market	First lien senior secured loan	11.75%	SOFR (Q)	6.25%	12/2021	11/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.75%	SOFR (Q)	6.25%	12/2022	11/2025		5.1	5.1	4.9	(2)(11)
		Preferred units				11/2020		4,113,113		5.1	1.8	(2)
		Preferred units				11/2020		1,095,046		1.1	0.5	(2)
		Class A common units				11/2020		5,208,159		—	—	(2)
										11.4	7.3
Continental Acquisition Holdings, Inc.	Distributor of aftermarket batteries to the electric utility vehicle, automotive, commercial, marine and industrial markets	First lien senior secured loan	12.50% (5.50% PIK)	SOFR (Q)	7.00%	01/2021	01/2027		36.2	36.2	31.2	(2)(11)
		First lien senior secured loan	12.50% PIK	SOFR (Q)	7.00%	12/2021	01/2027		5.4	5.4	4.6	(2)(11)
										41.6	35.8
Eckler Purchaser LLC (5)	Restoration parts and accessories provider for classic automobiles	Class A common units				07/2012		67,972		—	—	(2)
Faraday Buyer, LLC (15)	Manufacturer and supplier for the power utility and automotive markets worldwide	First lien senior secured loan	11.35%	SOFR (Q)	6.00%	11/2023	10/2028		63.3	63.3	62.1	(2)(11)
Faraday&Future Inc., FF Inc., Faraday SPE, LLC and Faraday Future Intelligent Electric Inc.	Electric vehicle manufacturer	Warrant to purchase shares of Class A common stock				08/2021	08/2027	27,824,527		2.3	—	(2)
Highline Aftermarket Acquisition, LLC, Highline Aftermarket SC Acquisition, Inc. and Highline PPC Blocker LLC (15)	Manufacturer and distributor of automotive fluids	First lien senior secured revolving loan				11/2020	11/2025		—	—	—	(2)(13)
		Second lien senior secured loan	13.52%	SOFR (Q)	8.00%	11/2020	11/2028		70.4	70.4	70.4	(2)(11)
		Co-invest units				11/2020		59,230		5.9	5.6	(2)
										76.3	76.0
New ChurcHill HoldCo LLC and Victory Topco, LP (15)	Operator of collision repair centers	First lien senior secured revolving loan	10.87%	SOFR (Q)	5.50%	11/2023	11/2029		0.3	0.3	0.3	(2)(11)
		First lien senior secured loan	10.87%	SOFR (Q)	5.50%	11/2023	11/2029		9.1	9.1	8.9	(2)(11)
		Class A-2 common units				11/2023		20,170		2.0	2.0	(2)
										11.4	11.2
Sun Acquirer Corp. and Sun TopCo, LP (15)	Automotive parts and repair services retailer	First lien senior secured revolving loan	11.22%	SOFR (M)	5.75%	09/2021	09/2027		1.7	1.7	1.7	(2)(11)(14)
		First lien senior secured loan	11.22%	SOFR (M)	5.75%	09/2021	09/2028		51.8	51.8	51.3	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	11.22%	SOFR (M)	5.75%	11/2021	09/2028		5.3	5.3	5.2	(2)(11)
		Class A units				09/2021		79,688		8.0	9.1	(2)
										66.8	67.3
Wand Newco 3, Inc.	Collision repair company	Second lien senior secured loan	12.71%	SOFR (M)	7.25%	02/2019	02/2027		121.8	120.8	121.8	(2)

										393.9	381.5		3.41%
Pharmaceuticals, Biotechnology and Life Sciences
Abzena Holdings, Inc. and Astro Group Holdings Ltd.	Organization providing discovery, development and manufacturing services to the pharmaceutical and biotechnology industries	A ordinary shares				05/2021		2,476,744		5.7	4.5	(2)(6)
ADMA Biologics Inc.	Biopharmaceutical company	First lien senior secured loan	11.88%	SOFR (S)	6.50%	12/2023	12/2027		6.5	6.4	6.4	(2)(6)(11)
Alcami Corporation and ACM Note Holdings, LLC (15)	Outsourced drug development services provider	First lien senior secured loan	12.46%	SOFR (M)	7.00%	12/2022	12/2028		9.4	9.4	9.4	(2)(11)
		Senior subordinated loan	10.00% PIK			12/2022	06/2029		21.0	21.0	21.0	(2)
										30.4	30.4
Athyrium Buffalo LP	Biotechnology company engaging in the development, manufacture, and commercialization of novel neuromodulators	Limited partnership interests				06/2022		7,628,966		7.6	7.4	(2)(6)
		Limited partnership interests				08/2023		3,756,395		3.8	3.6	(2)(6)
										11.4	11.0
Bamboo US BidCo LLC (15)	Biopharmaceutical company	First lien senior secured loan	11.38%	SOFR (Q)	6.00%	09/2023	09/2030		29.4	29.4	28.5	(2)(11)
Caerus Midco 3 S.à r.l. (15)	Provider of market intelligence and analysis for the pharmaceutical industry	First lien senior secured revolving loan	11.11%	SOFR (M)	5.75%	10/2022	05/2029		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	11.13%	SOFR (Q)	5.75%	10/2022	05/2029		7.1	7.0	7.1	(2)(6)(11)
										7.1	7.2
Cobalt Buyer Sub, Inc., Cobalt Holdings I, LP, and Cobalt Intermediate I, Inc. (15)	Provider of biological products to life science and pharmaceutical companies	First lien senior secured revolving loan	11.47%	SOFR (M)	6.00%	10/2021	10/2027		2.7	2.7	2.7	(2)(11)
		First lien senior secured loan	11.47%	SOFR (M)	6.00%	10/2021	10/2028		31.5	31.5	31.2	(2)(11)
		First lien senior secured loan	11.47%	SOFR (M)	6.00%	06/2023	10/2028		11.5	11.5	11.4	(2)(11)
		Series A preferred shares	15.59% PIK	SOFR (Q)	10.00%	10/2021		60,236		81.1	81.1	(2)(11)
		Preferred units	8.00% PIK			10/2021	10/2051	3,020		3.6	4.1	(2)
		Class A common units				10/2021		30,500		—	0.1	(2)
										130.4	130.6
NMC Skincare Intermediate Holdings II, LLC (15)	Developer, manufacturer and marketer of skincare products	First lien senior secured revolving loan	11.46% (1.00% PIK)	SOFR (M)	6.00%	10/2018	11/2026		1.0	1.0	0.9	(2)(11)
		First lien senior secured loan	11.44% (1.00% PIK)	SOFR (M)	6.00%	10/2018	11/2026		30.5	30.5	29.0	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	11.44% (1.00% PIK)	SOFR (M)	6.00%	05/2022	11/2026		4.6	4.6	4.4	(2)(11)
										36.1	34.3
North American Science Associates, LLC, Cardinal Purchaser LLC and Cardinal Topco Holdings, L.P.	Contract research organization providing research and development and testing of medical devices	First lien senior secured loan	11.28%	SOFR (Q)	5.75%	09/2020	09/2027		47.1	47.1	47.1	(2)(11)
		First lien senior secured loan	11.28%	SOFR (Q)	5.75%	12/2020	09/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.28%	SOFR (Q)	5.75%	02/2021	09/2027		2.5	2.5	2.5	(2)(11)
		First lien senior secured loan	11.28%	SOFR (Q)	5.75%	09/2021	09/2027		0.1	0.1	0.1	(2)(11)
		Senior subordinated loan	11.00% PIK			03/2023	03/2025		1.5	1.5	1.5	(2)
		Class A preferred units	8.00% PIK			09/2020		13,528		17.5	41.1	(2)
										68.8	92.4
Verista, Inc. (15)	Provides systems consulting for compliance, automation, validation, and packaging solutions to the healthcare sector	First lien senior secured revolving loan	11.38%	SOFR (Q)	6.00%	05/2022	02/2027		1.3	1.1	1.3	(2)(11)
		First lien senior secured loan	11.39%	SOFR (Q)	6.00%	05/2022	02/2027		0.8	0.8	0.8	(2)(11)
										1.9	2.1
Vertice Pharma UK Parent Limited	Manufacturer and distributor of generic pharmaceutical products	Preferred shares				12/2015		40,662		—	—	(6)
WCI-BXC Purchaser, LLC and WCI-BXC Investment Holdings, L.P. (15)	Manufacturer of monoclonal antibodies	First lien senior secured loan	11.64%	SOFR (S)	6.25%	11/2023	11/2030		5.0	5.0	4.9	(2)(11)
		Limited partnership interest				11/2023		1,529,000		1.5	1.5	(2)
										6.5	6.4

										334.1	353.8		3.16%
Materials
ASP-r-pac Acquisition CO LLC and ASP-r-pac Holdings LP (15)	Manufacturer and supplier of printed packaging and trimmings	First lien senior secured loan	11.64%	SOFR (Q)	6.00%	12/2021	12/2027		0.1	0.1	0.1	(2)(11)
		Class A units				12/2021		195,990		19.6	8.7	(2)
										19.7	8.8
Halex Holdings, Inc. (5)	Manufacturer of flooring installation products	Common stock				01/2017		51,853		—	—
H-Food Holdings, LLC and Matterhorn Parent, LLC	Food contract manufacturer	First lien senior secured loan	10.65%	SOFR (Q)	5.00%	12/2021	05/2025		0.1	0.1	0.1	(2)(11)(18)
		First lien senior secured loan	9.34%	SOFR (Q)	3.69%	06/2022	05/2025		26.1	24.6	20.8	(2)(18)
		First lien senior secured loan	9.65%	SOFR (Q)	4.00%	07/2022	05/2025		3.3	3.1	2.6	(2)(18)
		Second lien senior secured loan	12.54%	SOFR (Q)	7.00%	11/2018	03/2026		73.0	73.0	58.4	(2)
		Common units				11/2018		5,827		5.8	—
										106.6	81.9

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Nelipak Holding Company, Nelipak European Holdings Cooperatief U.A., KNPAK Holdings, LP and PAKNK Netherlands Treasury B.V. (15)	Manufacturer of thermoformed packaging for medical devices	First lien senior secured revolving loan	9.71%	SOFR (M)	4.25%	07/2019	07/2026		1.4	1.4	1.4	(2)(6)(11)
		First lien senior secured revolving loan	8.33%	Euribor (M)	4.50%	07/2019	07/2026		1.2	1.2	1.2	(2)(6)
		First lien senior secured loan	8.45%	Euribor (Q)	4.50%	07/2019	07/2026		4.9	5.0	4.9	(2)(6)
		First lien senior secured loan	9.78%	SOFR (Q)	4.25%	07/2019	07/2026		14.7	14.7	14.7	(2)(6)(11)
		First lien senior secured loan	8.45%	Euribor (Q)	4.50%	08/2019	07/2026		1.5	1.5	1.5	(2)(6)
		Class A units				07/2019		6,762,668		6.8	9.4	(2)(6)
										30.6	33.1
Novipax Buyer, L.L.C. and Novipax Parent Holding Company, L.L.C.	Developer and manufacturer of absorbent pads for food products	First lien senior secured loan	12.21%	SOFR (M)	6.75%	12/2020	12/2026		22.8	22.8	21.9	(2)(11)
		First lien senior secured loan	12.21%	SOFR (M)	6.75%	12/2022	12/2026		0.3	0.3	0.3	(2)(11)
		Class A preferred units	10.00% PIK			12/2020		4,772		4.6	3.3	(2)
		Class C units				12/2020		4,772		—	—	(2)
										27.7	25.5
Plaskolite PPC Intermediate II LLC and Plaskolite PPC Blocker LLC	Manufacturer of specialized acrylic and polycarbonate sheets	First lien senior secured loan	9.64%	SOFR (Q)	4.00%	12/2018	12/2025		22.4	21.6	21.3	(2)(11)(18)
		Second lien senior secured loan	12.89%	SOFR (Q)	7.25%	12/2018	12/2026		55.0	55.0	52.2	(2)(11)
		Preferred units	15.00% PIK			10/2023		841		0.1	—	(2)
		Co-Invest units				12/2018		5,969		0.6	0.3	(2)
										77.3	73.8
Precision Concepts International LLC and Precision Concepts Canada Corporation (15)	Manufacturer of diversified packaging solutions and plastic injection molded products	First lien senior secured loan	11.95%	SOFR (Q)	6.50%	01/2019	01/2026		11.6	11.6	11.5	(2)(6)(11)
		First lien senior secured loan	11.95%	SOFR (Q)	6.50%	06/2021	01/2026		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	11.95%	SOFR (Q)	6.50%	05/2022	01/2026		0.1	0.1	0.1	(2)(6)(11)
										11.8	11.7
SCI PH Parent, Inc.	Industrial container manufacturer, reconditioner and servicer	Series B shares				08/2018		11		1.1	1.9	(2)
Vobev, LLC and Vobev Holdings, LLC (15)	Producer and filler of aluminum beverage cans	First lien senior secured loan	12.48%	SOFR (M)	7.00%	04/2023	04/2028		8.9	8.9	7.3	(2)(11)
		First lien senior secured loan	13.23% (4.00% PIK)	SOFR (Q)	7.75%	04/2023	04/2028		50.7	50.7	41.6	(2)(11)
		Warrant to purchase shares of ordinary shares				04/2023	11/2033	4,378		—	—	(2)
		Warrant to purchase units of class B units				11/2023	04/2028	49,344		—	3.2	(2)
										59.6	52.1

										334.4	288.8		2.58%
Technology Hardware and Equipment

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Chariot Buyer LLC (15)	Provider of smart access solutions across residential and commercial properties	Second lien senior secured loan	12.21%	SOFR (M)	6.75%	11/2021	11/2029		135.5	135.4	134.1	(2)(11)
Everspin Technologies, Inc.	Designer and manufacturer of computer memory solutions	Warrant to purchase shares of common stock				10/2016	10/2026	18,461		0.4	—
ITI Holdings, Inc. (15)	Provider of innovative software and equipment for motor vehicle agencies	First lien senior secured revolving loan	13.00%	Base Rate (Q)	4.50%	03/2022	03/2028		1.5	1.5	1.5	(11)
		First lien senior secured revolving loan	10.96%	SOFR (M)	5.50%	03/2022	03/2028		2.0	2.0	1.9	(2)(11)
		First lien senior secured revolving loan	13.00%	Base Rate (Q)	4.50%	03/2022	03/2028		2.3	2.3	2.3	(2)(11)
		First lien senior secured loan	10.96%	SOFR (M)	5.50%	03/2022	03/2028		34.7	34.7	33.6	(2)(11)
										40.5	39.3
Micromeritics Instrument Corp. (15)	Scientific instrument manufacturer	First lien senior secured loan	9.93%	SOFR (Q)	4.50%	12/2019	12/2025		18.4	18.4	18.4	(2)(11)
PerkinElmer U.S. LLC and NM Polaris Co-Invest, L.P.	Provider of analytical instrumentation and testing equipment and services	First lien senior secured loan	12.13%	SOFR (Q)	6.75%	03/2023	03/2029		17.4	17.4	17.4	(2)(11)
		First lien senior secured loan	11.11%	SOFR (Q)	5.75%	10/2023	03/2029		2.8	2.8	2.8	(2)(11)
		Limited partnership interests				03/2023		0.62%		9.9	12.6	(2)
		Class A-2 units				01/2022		34,832		4.8	4.5
										34.9	37.3
Repairify, Inc. and Repairify Holdings, LLC (15)	Provider of automotive diagnostics scans and solutions	First lien senior secured revolving loan	10.70%	SOFR (Q)	5.00%	06/2021	06/2027		4.8	4.8	4.7	(2)(11)
		Class A common units				06/2021		163,820		4.9	4.4	(2)
										9.7	9.1
Wildcat BuyerCo, Inc. and Wildcat Parent, LP (15)	Provider and supplier of electrical components for commercial and industrial applications	First lien senior secured revolving loan				02/2020	02/2027		—	—	—	(2)(13)
		First lien senior secured loan	11.10%	SOFR (Q)	5.75%	02/2020	02/2027		18.5	18.5	18.5	(2)(11)
		First lien senior secured loan	11.10%	SOFR (Q)	5.75%	11/2021	02/2027		2.5	2.5	2.5	(2)(11)
		First lien senior secured loan	11.10%	SOFR (Q)	5.75%	05/2022	02/2027		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	11.13%	SOFR (Q)	5.75%	11/2023	02/2027		5.5	5.5	5.5	(2)(11)
		Limited partnership interests				02/2020		17,655		1.5	5.7	(2)
										28.2	32.4

										267.5	270.6		2.42%
Household and Personal Products
Beacon Wellness Brands, Inc. and CDI Holdings I Corp. (15)	Provider of personal care appliances	First lien senior secured loan	11.21%	SOFR (M)	5.75%	12/2021	12/2027		3.7	3.7	3.6	(2)(11)
		Common stock				12/2021		6,149		6.1	4.0	(2)
										9.8	7.6

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Foundation Consumer Brands, LLC	Pharmaceutical holding company of over the counter brands	First lien senior secured loan	11.79%	SOFR (Q)	6.25%	02/2021	02/2027		13.5	13.2	13.5	(2)(11)
		First lien senior secured loan	11.75%	SOFR (Q)	6.25%	06/2023	02/2027		0.2	0.2	0.2	(2)(11)
										13.4	13.7
LifeStyles Bidco Ltd., Lifestyles Intermediate Holdco Ltd. and LifeStyles Parent, L.P.	Provider of intimate wellness products	First lien senior secured loan	12.10%	SOFR (Q)	6.75%	11/2022	11/2028		18.5	18.5	18.5	(2)(6)(11)
		First lien senior secured loan	11.89%	SOFR (S)	6.50%	12/2023	11/2028		8.9	8.9	8.9	(2)(6)(11)
		Preferred units	8.00% PIK			11/2022		3,178		3.5	3.5	(2)(6)
		Class B common units				11/2022		32,105		—	1.8	(2)(6)
										30.9	32.7
Premier Specialties, Inc. and RMCF V CIV XLIV, L.P. (15)	Manufacturer and supplier of natural fragrance materials and cosmeceuticals	First lien senior secured revolving loan	12.46%	SOFR (M)	7.00%	08/2021	08/2027		0.7	0.7	0.6	(2)(11)
		First lien senior secured loan	12.46% (3.50% PIK)	SOFR (M)	7.00%	08/2021	08/2027		27.3	27.3	24.3	(2)(11)
		Limited partner interests				08/2021		4.58%		5.0	1.0	(2)
										33.0	25.9
RD Holdco Inc. (5)	Manufacturer and marketer of carpet cleaning machines	Senior subordinated loan				01/2017	10/2026		28.0	22.0	13.4	(2)(10)
		Senior subordinated loan				04/2023	10/2026		1.0	0.9	0.5	(2)(10)
		Common stock				01/2017		458,596		14.0	—
										36.9	13.9
Silk Holdings III Corp. and Silk Holdings I Corp. (15)	Producer of personal care products	First lien senior secured revolving loan	11.35%	SOFR (Q)	6.00%	05/2023	05/2029		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	13.10%	SOFR (Q)	7.75%	05/2023	05/2029		16.7	16.7	16.7	(2)(11)
		Common stock				05/2023		14,199		14.2	26.7	(2)
										31.0	43.5
Walnut Parent, Inc.	Manufacturer of natural solution pest and animal control products	First lien senior secured loan	11.00%	SOFR (Q)	5.50%	11/2020	11/2027		14.4	14.4	14.3	(2)(11)
		First lien senior secured loan	11.00%	SOFR (Q)	5.50%	04/2022	11/2027		0.1	0.1	0.1	(2)(11)
										14.5	14.4

										169.5	151.7		1.35%
Telecommunication Services
Aventiv Technologies, LLC and Securus Technologies Holdings, Inc.	Provider of inmate telecom solutions to corrections and law enforcement agencies	First lien senior secured loan	10.50%	SOFR (Q)	4.89%	05/2022	11/2024		9.1	8.9	7.0	(2)(11)(18)
		Second lien senior secured loan				05/2022	11/2025		0.2	0.2	0.1	(2)(10)
										9.1	7.1
Emergency Communications Network, LLC (15)	Provider of mission critical emergency mass notification solutions	First lien senior secured revolving loan	14.13% (6.25% PIK)	SOFR (Q)	8.75%	06/2017	06/2024		7.2	7.2	6.3	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	14.13% (6.25% PIK)	SOFR (Q)	8.75%	06/2017	06/2024		51.1	51.1	44.5	(2)(11)
										58.3	50.8

										67.4	57.9		0.52%
Transportation
Shur-Co Acquisition, Inc. and Shur-Co Holdco, Inc.	Provider of tarp systems and accessories for trucks, trailers, carts, and specialty equipment used in the agriculture, construction and flatbed markets	First lien senior secured loan	11.23%	SOFR (S)	6.05%	06/2021	06/2027		26.5	26.5	26.5	(2)(11)
		First lien senior secured loan	11.23%	SOFR (S)	6.05%	06/2022	06/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.23%	SOFR (S)	6.05%	03/2023	06/2027		6.2	6.2	6.2	(2)(11)
		Common stock				06/2021		75,990		7.6	18.3	(2)
										40.4	51.1

										40.4	51.1		0.46%
Education
Excelligence Holdings Corp.	Developer, manufacturer and retailer of educational products	First lien senior secured loan	11.50%	SOFR (Q)	6.00%	04/2017	01/2024		9.1	9.1	9.1	(2)(11)
Flinn Scientific, Inc. and WCI-Quantum Holdings, Inc. (15)	Distributor of instructional products, services and resources	First lien senior secured revolving loan	10.97%	SOFR (M)	5.50%	08/2018	08/2024		3.6	3.6	3.6	(2)(11)(14)
		First lien senior secured revolving loan	13.00%	Base Rate (Q)	4.50%	08/2018	08/2024		5.6	5.6	5.6	(2)(11)(14)
		First lien senior secured loan	11.11%	SOFR (Q)	5.50%	07/2017	08/2024		29.3	29.3	29.3	(2)(11)
		First lien senior secured loan	11.11%	SOFR (Q)	5.50%	08/2018	08/2024		1.1	1.1	1.1	(2)(11)
		Series A preferred stock				10/2014		1,272		0.7	1.2	(2)
										40.3	40.8

										49.4	49.9		0.45%

Total Investments										$22,667.6	$22,873.7		204.23%

Derivative Instruments

Forward currency contracts

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Appreciation / (Depreciation)
Foreign currency forward contract	$200		€190	ROYAL BANK OF CANADA	January 26, 2024	$(7)
Foreign currency forward contract	$140		£116	ROYAL BANK OF CANADA	January 26, 2024	(7)
Foreign currency forward contract	$120	CAD	168	ROYAL BANK OF CANADA	January 26, 2024	(4)
Foreign currency forward contract	$114	CAD	153	ROYAL BANK OF CANADA	January 18, 2024	(1)
Foreign currency forward contract	$69		£56	ROYAL BANK OF CANADA	August 21, 2026	(1)
Foreign currency forward contract	$41	NZD	71	ROYAL BANK OF CANADA	January 26, 2024	(4)
Foreign currency forward contract	$9	USD	10	ROYAL BANK OF CANADA	January 26, 2024	—
Foreign currency forward contract	$7	AUD	10	ROYAL BANK OF CANADA	November 17, 2026	—
Foreign currency forward contract	$3	CAD	4	CIBC - TORONTO	January 26, 2024	—
Total						$(24)
Interest rate swaps

Description	Hedged Item	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation / (Depreciation)
Interest rate swap	January 2027 Notes	7.000%	SOFR +2.585%	Wells Fargo Bank, N.A.	1/15/2027	$600	$10	$—	$10
Interest rate swap	January 2027 Notes	7.000%	SOFR +2.573%	Wells Fargo Bank, N.A.	1/15/2027	300	5	—	5
Total						$900	$15	$—	$15
______________________________________________

(1)Other than the Company’s investments listed in footnote 5 below (subject to the limitations set forth therein), the Company does not “Control” any of its portfolio companies, for the purposes of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In general, under the Investment Company Act, the Company would “Control” a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. All of the Company’s portfolio company investments, which as of December 31, 2023 represented 204% of the Company’s net assets or 96% of the Company’s total assets, are subject to legal restrictions on sales.

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

(4)As defined in the Investment Company Act, the Company is deemed to be an “Affiliated Person” because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the year ended December 31, 2023 in which the issuer was an Affiliated Person of the Company (but not a portfolio company that the Company is deemed to Control) are as follows:

For the Year Ended December 31, 2023										As of December 31, 2023
(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)	Fair Value
Apex Clean Energy TopCo, LLC	$33.1	$—	$—	$—	$—	$—	$—	$—	$4.5	$188.0
APG Intermediate Holdings Corporation and APG Holdings, LLC	—	0.1	—	1.4	—	—	—	—	2.0	23.7
Blue Wolf Capital Fund II, L.P.	—	—	—	—	—	—	—	—	—	—
Bragg Live Food Products, LLC and SPC Investment Co., L.P.	1.6	3.9	—	3.4	—	—	0.1	—	7.2	43.9
Daylight Beta Parent LLC and CFCo, LLC	—	—	—	0.4	—	—	—	—	(0.3)	12.1
ESCP PPG Holdings, LLC	—	—	—	—	—	—	—	—	1.3	4.4
European Capital UK SME Debt LP	—	9.8	—	—	—	7.4	—	—	(0.3)	16.4
PCG-Ares Sidecar Investment, L.P.	—	—	—	—	—	—	—	—	—	0.8
PCG-Ares Sidecar Investment II, L.P.	0.1	—	—	—	—	—	—	—	2.5	18.1
Production Resource Group, L.L.C. and PRG III, LLC	—	1.3	—	10.9	—	—	—	—	11.7	112.9
Shock Doctor, Inc. and Shock Doctor Holdings, LLC	3.3	3.4	11.6	0.2	—	—	—	(10.2)	5.7	—
Totes Isotoner Corporation and Totes Ultimate Holdco, Inc.	—	—	—	0.4	—	—	—	—	—	3.7
	$38.1	$18.5	$11.6	$16.7	$—	$7.4	$0.1	$(10.2)	$34.3	$424.0

(5)As defined in the Investment Company Act, the Company is deemed to be both an “Affiliated Person” and “Control” this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the year ended December 31, 2023 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control are as follows:

For the Year Ended December 31, 2023										As of December 31, 2023
(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)	Fair Value
Absolute Dental Group LLC and Absolute Dental Equity, LLC	$22.1	$16.0	$—	$8.6	$—	$—	$0.2	$—	$(7.4)	$72.0
ACAS Equity Holdings Corporation	—	—	—	—	—	—	—	—	—	0.4
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc.	—	—	—	—	—	—	—	—	—	—
ADG, LLC, GEDC Equity, LLC and RC IV GEDC Investor LLC	25.3	0.1	—	2.2	—	—	0.1	—	(10.7)	65.6
CoLTs 2005-1 Ltd.	—	—	—	—	—	—	—	—	—	—
Eckler Industries, Inc. and Eckler Purchaser LLC	—	—	—	—	—	—	—	—	—	—
Halex Holdings, Inc.	—	—	—	—	—	—	—	—	—	—
HCI Equity, LLC	—	—	—	—	—	—	—	—	—	—
Heelstone Renewable Energy, LLC and Heelstone Renewable Energy Investors, LLC	—	—	—	9.2	—	—	—	—	86.6	305.4
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation	11.5	—	—	2.2	—	0.3	0.7	—	5.3	65.4
Ivy Hill Asset Management, L.P.	470.2	755.1	—	29.3	—	243.0	—	—	70.4	1,986.6
Olympia Acquisition, Inc., Olympia TopCo, L.P., and Asclepius Holdings LLC	4.9	0.1	—	—	—	—	0.1	—	(6.5)	42.9
Potomac Intermediate Holdings II LLC	—	—	—	—	—	—	—	—	(68.0)	75.2
PS Operating Company LLC and PS Op Holdings LLC	—	0.2	—	2.2	—	—	0.1	—	(6.2)	21.9
RD Holdco Inc.	0.9	—	—	—	—	—	—	—	2.7	13.9
S Toys Holdings LLC (fka The Step2 Company, LLC)	—	—	—	—	—	—	—	0.5	(0.1)	—
Senior Direct Lending Program, LLC	178.9	136.7	—	173.8	8.8	—	4.5	0.1	(2.7)	1,288.1
SHO Holding I Corporation, Shoes For Crews (Europe) Limited and Never Slip TopCo, Inc.	25.6	7.9	—	2.4	—	—	—	—	(38.2)	52.3
Startec Equity, LLC	—	—	—	—	—	—	—	—	—	—
Visual Edge Technology, Inc.	—	0.1	—	2.2	—	2.2	—	—	2.6	77.6
VPROP Operating, LLC and V SandCo, LLC	—	4.5	—	6.2	—	6.7	—	—	(12.2)	99.4
	$739.4	$920.7	$—	$238.3	$8.8	$252.2	$5.7	$0.6	$15.6	$4,166.7
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

(6)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets. Pursuant to Section 55(a) of the Investment Company Act, 23% of the Company's total assets are represented by investments at fair value and other assets that are considered “non-qualifying assets” as of December 31, 2023.

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

(8)In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.00% on $40.2 in aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(9)The Company sold a participating interest of approximately $34.4 in aggregate principal amount outstanding of the portfolio company’s first lien senior secured revolving loan. As the transaction did not qualify as a “true sale” in accordance with U.S. generally accepted accounting principles (“GAAP”), the Company recorded a corresponding $34.4 secured borrowing, at fair value, included in “secured borrowings” in the accompanying consolidated balance sheet. As of December 31, 2023, the interest rate in effect for the secured borrowing was 12.94%.

(10)Loan was on non-accrual status as of December 31, 2023.

(11)Loan includes interest rate floor feature.

(12)In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from the SDLP’s loan portfolio, after expenses, which may result in a return to the Company greater than the contractual stated interest rate.

(13)As of December 31, 2023, no amounts were funded by the Company under this first lien senior secured revolving loan; however, there were letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 for further information on letters of credit commitments related to certain portfolio companies.

(14)As of December 31, 2023, in addition to the amounts funded by the Company under this first lien senior secured revolving loan, there were also letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 for further information on letters of credit commitments related to certain portfolio companies.

(15)As of December 31, 2023, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 7 for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
22 HoldCo Limited	$14.0	$—	$14.0	$—	$—	$14.0
3 Step Sports LLC	10.4	(0.4)	10.0	—	—	10.0
Absolute Dental Group LLC and Absolute Dental Equity, LLC	12.1	(9.5)	2.6	—	—	2.6
Accession Risk Management Group, Inc. and RSC Insurance Brokerage, Inc.	9.6	—	9.6	—	—	9.6
Accommodations Plus Technologies LLC and Accommodations Plus Technologies Holdings LLC	4.1	(4.1)	—	—	—	—
ADG, LLC, GEDC Equity, LLC and RC IV GEDC Investor LLC	20.0	—	20.0	—	—	20.0
Advarra Holdings, Inc.	0.4	—	0.4	—	—	0.4
AffiniPay Midco, LLC and AffiniPay Intermediate Holdings, LLC	24.5	—	24.5	—	—	24.5
AI Fire Buyer, Inc. and AI Fire Parent LLC	12.9	—	12.9	—	—	12.9
AIM Acquisition, LLC	1.8	—	1.8	—	—	1.8
Airx Climate Solutions, Inc.	5.2	—	5.2	—	—	5.2
Alcami Corporation and ACM Note Holdings, LLC	2.6	—	2.6	—	—	2.6
Alera Group, Inc.	12.0	—	12.0	—	—	12.0
American Residential Services L.L.C. and Aragorn Parent Holdings LP	4.5	(2.0)	2.5	—	—	2.5
AmeriVet Partners Management, Inc.	14.3	—	14.3	—	—	14.3
Anaplan, Inc.	1.4	—	1.4	—	—	1.4
Anaqua Parent Holdings, Inc. & Astorg VII Co-Invest Anaqua	0.1	—	0.1	—	—	0.1
Apex Service Partners, LLC and Apex Service Partners Holdings, LLC	34.8	(0.7)	34.1	—	—	34.1
APG Intermediate Holdings Corporation and APG Holdings, LLC	0.1	—	0.1	—	—	0.1
Applied Technical Services, LLC	3.6	(2.1)	1.5	—	—	1.5
Appriss Health, LLC and Appriss Health Intermediate Holdings, Inc.	0.1	—	0.1	—	—	0.1
AQ Sage Buyer, LLC	5.2	—	5.2	—	—	5.2
AQ Sunshine, Inc.	12.8	—	12.8	—	—	12.8
Ardonagh Midco 2 plc and Ardonagh Midco 3 plc	15.6	—	15.6	—	—	15.6
Argenbright Holdings V, LLC and Amberstone Security Group Limited	2.5	—	2.5	—	—	2.5
ASP-r-pac Acquisition CO LLC and ASP-r-pac Holdings LP	6.2	—	6.2	—	—	6.2
AthenaHealth Group Inc., Minerva Holdco, Inc. and BCPE Co-Invest (A), LP	9.0	—	9.0	—	—	9.0
ATI Restoration, LLC	53.7	(8.5)	45.2	—	—	45.2
Avalara, Inc.	2.7	—	2.7	—	—	2.7
Avetta, LLC	3.9	—	3.9	—	—	3.9
Bamboo US BidCo LLC	14.4	—	14.4	—	—	14.4
Banyan Software Holdings, LLC and Banyan Software, LP	7.3	(1.4)	5.9	—	—	5.9
Beacon Pointe Harmony, LLC	4.9	—	4.9	—	—	4.9
Beacon Wellness Brands, Inc. and CDI Holdings I Corp.	0.9	—	0.9	—	—	0.9
Belfor Holdings, Inc.	58.5	(6.2)	52.3	—	—	52.3
Benecon Midco II LLC and Locutus Holdco LLC	4.5	—	4.5	—	—	4.5
Berner Food & Beverage, LLC	1.7	(0.8)	0.9	—	—	0.9
BlueHalo Financing Holdings, LLC, BlueHalo Global Holdings, LLC, and BlueHalo, LLC	3.0	(1.9)	1.1	—	—	1.1
Bobcat Purchaser, LLC and Bobcat Topco, L.P.	2.5	—	2.5	—	—	2.5
Borrower R365 Holdings LLC	2.3	—	2.3	—	—	2.3
Bottomline Technologies, Inc. and Legal Spend Holdings, LLC	2.3	—	2.3	—	—	2.3
BR PJK Produce, LLC	2.7	—	2.7	—	—	2.7
BradyIFS Holdings, LLC	17.7	—	17.7	—	—	17.7
Bragg Live Food Products, LLC and SPC Investment Co., L.P.	4.4	—	4.4	—	—	4.4
Businessolver.com, Inc.	1.4	—	1.4	—	—	1.4
Caerus Midco 3 S.à r.l.	2.3	(0.1)	2.2	—	—	2.2
Capstone Acquisition Holdings, Inc. and Capstone Parent Holdings, LP	15.3	(7.6)	7.7	—	—	7.7
Captive Resources Midco, LLC	1.2	—	1.2	—	—	1.2
Cardinal Parent, Inc. and Packers Software Intermediate Holdings, Inc.	5.0	(4.0)	1.0	—	—	1.0
Center for Autism and Related Disorders, LLC	9.5	(9.5)	—	—	—	—
Centric Brands LLC and Centric Brands GP LLC	8.6	—	8.6	—	—	8.6
Chariot Buyer LLC	12.3	—	12.3	—	—	12.3
Cheyenne Petroleum Company Limited Partnership, CPC 2001 LLC and Mill Shoals LLC	9.5	—	9.5	—	—	9.5

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
City Line Distributors LLC and City Line Investments LLC	1.7	—	1.7	—	—	1.7
Clarion Home Services Group, LLC and LBC Breeze Holdings LLC	8.0	(1.4)	6.6	—	—	6.6
Cliffwater LLC	1.0	—	1.0	—	—	1.0
Cloud Software Group, Inc., Picard Parent, Inc., Cloud Software Group Holdings, Inc., Picard HoldCo, LLC and Elliott Alto Co-Investor Aggregator L.P.	19.0	—	19.0	—	—	19.0
CMG HoldCo, LLC and CMG Buyer Holdings, Inc.	24.4	—	24.4	—	—	24.4
Cobalt Buyer Sub, Inc., Cobalt Holdings I, LP, and Cobalt Intermediate I, Inc.	6.3	(2.7)	3.6	—	—	3.6
Community Brands ParentCo, LLC	7.2	—	7.2	—	—	7.2
Compex Legal Services, Inc.	3.6	(1.1)	2.5	—	—	2.5
Comprehensive EyeCare Partners, LLC	1.9	(1.9)	—	—	—	—
Concert Golf Partners Holdco LLC	3.1	—	3.1	—	—	3.1
Consilio Midco Limited, Compusoft US LLC, and Consilio Investment Holdings, L.P.	11.3	(5.1)	6.2	—	—	6.2
Continental Café, LLC and Infinity Ovation Yacht Charters, LLC	1.8	(1.1)	0.7	—	—	0.7
Convera International Holdings Limited and Convera International Financial S.A R.L.	2.3	—	2.3	—	—	2.3
CoreLogic, Inc. and T-VIII Celestial Co-Invest LP	38.9	—	38.9	—	—	38.9
Cority Software Inc., Cority Software (USA) Inc., and Cority Parent, Inc.	0.1	—	0.1	—	—	0.1
Cornerstone OnDemand, Inc. and Sunshine Software Holdings, Inc.	38.7	(0.5)	38.2	—	—	38.2
Coupa Holdings, LLC and Coupa Software Incorporated	0.9	—	0.9	—	—	0.9
Coyote Buyer, LLC	5.8	—	5.8	—	—	5.8
Crosspoint Capital AS SPV, LP	3.6	(0.7)	2.9	—	—	2.9
Crown CT Parent Inc., Crown CT HoldCo Inc. and Crown CT Management LLC	3.2	—	3.2	—	—	3.2
CST Holding Company	1.9	(0.2)	1.7	—	—	1.7
Cube Industrials Buyer, Inc. and Cube A&D Buyer Inc.	5.1	(1.1)	4.0	—	—	4.0
CVP Holdco, Inc. and OMERS Wildcats Investment Holdings LLC	18.0	—	18.0	—	—	18.0
DecoPac, Inc. and KCAKE Holdings Inc.	16.5	(4.9)	11.6	—	—	11.6
Demakes Borrower, LLC	1.8	—	1.8	—	—	1.8
Denali Holdco LLC and Denali Apexco LP	10.5	—	10.5	—	—	10.5
DFC Global Facility Borrower III LLC	76.1	(64.5)	11.6	—	—	11.6
DFS Holding Company, Inc.	0.3	—	0.3	—	—	0.3
Diligent Corporation and Diligent Preferred Issuer, Inc.	2.2	(1.2)	1.0	—	—	1.0
Display Holding Company, Inc., Saldon Holdings, Inc. and Fastsigns Holdings Inc.	2.3	—	2.3	—	—	2.3
DOXA Insurance Holdings, LLC	14.0	—	14.0	—	—	14.0
DRS Holdings III, Inc. and DRS Holdings I, Inc.	10.8	—	10.8	—	—	10.8
DS Admiral Bidco, LLC	0.1	—	0.1	—	—	0.1
Dye & Durham Corporation	9.6	(3.8)	5.8	—	—	5.8
Dynamic NC Aerospace Holdings, LLC and Dynamic NC Investment Holdings, LP	7.1	(3.7)	3.4	—	—	3.4
Echo Purchaser, Inc.	3.9	(0.1)	3.8	—	—	3.8
Elemica Parent, Inc. & EZ Elemica Holdings, Inc.	4.1	(4.1)	—	—	—	—
Elevation Services Parent Holdings, LLC	17.1	(2.7)	14.4	—	—	14.4
Emergency Communications Network, LLC	7.2	(7.2)	—	—	—	—
Enverus Holdings, Inc.	17.8	—	17.8	—	—	17.8
EP Wealth Advisors, LLC	8.3	(0.4)	7.9	—	—	7.9
EpiServer Inc. and Episerver Sweden Holdings AB	9.5	—	9.5	—	—	9.5
EPS NASS Parent, Inc.	1.4	(1.2)	0.2	—	—	0.2
ESHA Research, LLC and RMCF VI CIV XLVIII, L.P.	1.1	(0.8)	0.3	—	—	0.3
Essential Services Holding Corporation and OMERS Mahomes Investment Holdings LLC	28.0	(22.3)	5.7	—	—	5.7
Eternal Aus Bidco Pty Ltd	1.4	—	1.4	—	—	1.4
Excel Fitness Consolidator LLC	1.8	—	1.8	—	—	1.8
Extrahop Networks, Inc.	11.0	—	11.0	—	—	11.0
Faraday Buyer, LLC	5.1	—	5.1	—	—	5.1
Finastra USA, Inc., DH Corporation/Societe DH, and Finastra Europe S.A R.L.	17.9	—	17.9	—	—	17.9
FL Hawk Intermediate Holdings, Inc.	0.5	—	0.5	—	—	0.5

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
Flinn Scientific, Inc. and WCI-Quantum Holdings, Inc.	14.5	(9.2)	5.3	—	—	5.3
Flint OpCo, LLC	3.5	—	3.5	—	—	3.5
FlyWheel Acquireco, Inc.	8.2	(5.5)	2.7	—	—	2.7
Forescout Technologies, Inc.	16.0	—	16.0	—	—	16.0
Foundation Risk Partners, Corp.	45.2	—	45.2	—	—	45.2
FS Squared Holding Corp. and FS Squared, LLC	9.6	(0.5)	9.1	—	—	9.1
Galway Borrower LLC	8.8	(0.4)	8.4	—	—	8.4
GC Waves Holdings, Inc.	0.1	—	0.1	—	—	0.1
Genesis Acquisition Co. and Genesis Ultimate Holding Co.	1.5	(1.5)	—	—	—	—
GI Ranger Intermediate LLC	9.2	(2.2)	7.0	—	—	7.0
Global Music Rights, LLC	4.3	—	4.3	—	—	4.3
GNZ Energy Bidco Limited and Galileo Co-investment Trust I	3.1	—	3.1	—	—	3.1
Gotham Greens Holdings, PBC	12.9	—	12.9	—	(12.9)	—
GraphPAD Software, LLC, Insightful Science Intermediate I, LLC and Insightful Science Holdings, LLC	1.2	(0.6)	0.6	—	—	0.6
GroundWorks, LLC	0.6	—	0.6	—	—	0.6
GS SEER Group Borrower LLC and GS SEER Group Holdings LLC	9.6	—	9.6	—	—	9.6
GTCR F Buyer Corp. and GTCR (D) Investors LP	1.6	—	1.6	—	—	1.6
Guidepoint Security Holdings, LLC	3.4	—	3.4	—	—	3.4
Hanger, Inc.	27.1	—	27.1	—	—	27.1
Harvey Tool Company, LLC	24.5	—	24.5	—	—	24.5
HealthEdge Software, Inc.	7.2	(0.3)	6.9	—	—	6.9
Heavy Construction Systems Specialists, LLC	4.0	—	4.0	—	—	4.0
Helios Service Partners, LLC and Astra Service Partners, LLC	3.5	(0.2)	3.3	—	—	3.3
Help/Systems Holdings, Inc.	15.0	—	15.0	—	—	15.0
HGC Holdings, LLC	7.5	—	7.5	—	—	7.5
HH-Stella, Inc. and Bedrock Parent Holdings, LP	12.4	(0.3)	12.1	—	—	12.1
Higginbotham Insurance Agency, Inc.	1.8	—	1.8	—	—	1.8
High Street Buyer, Inc. and High Street Holdco LLC	21.5	—	21.5	—	—	21.5
Highline Aftermarket Acquisition, LLC, Highline Aftermarket SC Acquisition, Inc. and Highline PPC Blocker LLC	9.5	(0.2)	9.3	—	—	9.3
Hills Distribution, Inc.	2.2	(0.1)	2.1	—	—	2.1
HP RSS Buyer, Inc.	5.1	—	5.1	—	—	5.1
Huskies Parent, Inc., GI Insurity Parent LLC and GI Insurity TopCo LP	13.3	(13.3)	—	—	—	—
Hyland Software, Inc.	2.0	—	2.0	—	—	2.0
Infinity Home Services HoldCo, Inc. and IHS Parent Holdings, L.P.	16.3	—	16.3	—	—	16.3
Inszone Mid, LLC and INSZ Holdings, LLC	18.9	—	18.9	—	—	18.9
IQN Holding Corp.	4.8	—	4.8	—	—	4.8
IRI Holdings, Inc., IRI Group Holdings, Inc. and IRI Parent, L.P.	14.4	(2.7)	11.7	—	—	11.7
ISQ Hawkeye Holdco, Inc. and ISQ Hawkeye Holdings, L.P.	9.1	(0.3)	8.8	—	—	8.8
ITI Holdings, Inc.	5.7	(4.3)	1.4	—	—	1.4
Kaseya Inc. and Knockout Intermediate Holdings I Inc.	30.5	(6.9)	23.6	—	—	23.6
KBHS Acquisition, LLC (d/b/a Alita Care, LLC)	5.0	(3.2)	1.8	—	—	1.8
Kene Acquisition, Inc. and Kene Holdings, L.P.	18.9	(0.4)	18.5	—	—	18.5
Keystone Agency Partners LLC	10.4	—	10.4	—	—	10.4
Kings Buyer, LLC	1.6	—	1.6	—	—	1.6
Laboratories Bidco LLC and Laboratories Topco LLC	19.6	(8.2)	11.4	—	—	11.4
LeanTaaS Holdings, Inc.	43.5	—	43.5	—	—	43.5
Leviathan Intermediate Holdco, LLC and Leviathan Holdings, L.P.	1.5	—	1.5	—	—	1.5
Lew's Intermediate Holdings, LLC	2.3	—	2.3	—	—	2.3
Lido Advisors, LLC	5.2	(0.6)	4.6	—	—	4.6
Lightbeam Bidco, Inc.	5.2	(0.2)	5.0	—	—	5.0
LJ Perimeter Buyer, Inc. and LJ Perimeter Co-Invest, L.P.	5.6	—	5.6	—	—	5.6
LJP Purchaser, Inc. and LJP Topco, LP	3.1	—	3.1	—	—	3.1
Majesco and Magic Topco, L.P.	2.0	—	2.0	—	—	2.0
Manna Pro Products, LLC	7.0	(5.1)	1.9	—	—	1.9
Marmic Purchaser, LLC and Marmic Topco, L.P.	2.7	—	2.7	—	—	2.7

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
Mavis Tire Express Services Topco Corp., Metis Holdco, Inc. and Metis Topco, LP	32.9	(14.8)	18.1	—	—	18.1
McKenzie Creative Brands, LLC	4.5	(1.6)	2.9	—	—	2.9
Medline Borrower, LP	6.9	(0.2)	6.7	—	—	6.7
Micromeritics Instrument Corp.	4.1	—	4.1	—	—	4.1
Mimecast Borrowerco, Inc. and Magnesium Co- Invest SCSp	15.1	—	15.1	—	—	15.1
Ministry Brands Holdings, LLC and RCP MB Investments B, L.P.	8.0	(4.3)	3.7	—	—	3.7
Modigent, LLC and OMERS PMC Investment Holdings LLC	12.6	(2.2)	10.4	—	—	10.4
Monica Holdco (US) Inc.	3.6	(3.6)	—	—	—	—
Moonraker AcquisitionCo LLC and Moonraker HoldCo LLC	10.1	(0.1)	10.0	—	—	10.0
Mr. Greens Intermediate, LLC, Florida Veg Investments LLC, MRG Texas, LLC and Restaurant Produce and Services Blocker, LLC	6.3	(0.2)	6.1	—	—	6.1
MRI Software LLC	6.1	—	6.1	—	—	6.1
NAS, LLC and Nationwide Marketing Group, LLC	3.0	(0.6)	2.4	—	—	2.4
Nelipak Holding Company, Nelipak European Holdings Cooperatief U.A., KNPAK Holdings, LP and PAKNK Netherlands Treasury B.V.	10.4	(2.6)	7.8	—	—	7.8
Neptune Bidco US Inc. and Elliott Metron Co-Investor Aggregator L.P.	12.6	(0.2)	12.4	—	—	12.4
New Churchill Holdco LLC	15.2	(0.3)	14.9	—	—	14.9
Next Holdco, LLC	2.4	—	2.4	—	—	2.4
NMC Skincare Intermediate Holdings II, LLC	12.7	(1.0)	11.7	—	—	11.7
NMN Holdings III Corp. and NMN Holdings LP	12.5	(2.1)	10.4	—	—	10.4
North American Fire Holdings, LLC and North American Fire Ultimate Holdings, LLC	2.7	(1.2)	1.5	—	—	1.5
North Haven Fairway Buyer, LLC, Fairway Lawns, LLC and Command Pest Control, LLC	8.6	—	8.6	—	—	8.6
North Haven Stack Buyer, LLC	6.6	(1.3)	5.3	—	—	5.3
Northwinds Holding, Inc. and Northwinds Services Group LLC	9.1	—	9.1	—	—	9.1
OakBridge Insurance Agency LLC and Maple Acquisition Holdings, LP	4.8	—	4.8	—	—	4.8
Olympia Acquisition, Inc., Olympia TopCo, L.P., and Asclepius Holdings LLC	0.9	—	0.9	—	—	0.9
OMH-HealthEdge Holdings, LLC	7.2	—	7.2	—	—	7.2
OneDigital Borrower LLC	16.4	(0.7)	15.7	—	—	15.7
Opal Fuels Intermediate HoldCo LLC, and Opal Fuels Inc.	0.1	—	0.1	—	—	0.1
Paragon 28, Inc.	8.1	(0.1)	8.0	—	—	8.0
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P.	1.2	—	1.2	—	—	1.2
Pathway Vet Alliance LLC and Jedi Group Holdings LLC	1.9	(0.2)	1.7	—	—	1.7
Patriot Growth Insurance Services, LLC	2.2	—	2.2	—	—	2.2
PCIA SPV-3, LLC and ASE Royal Aggregator, LLC	2.7	—	2.7	—	—	2.7
PDDS HoldCo, Inc.	1.6	(0.2)	1.4	—	—	1.4
PDI TA Holdings, Inc., Peachtree Parent, Inc. and Insight PDI Holdings, LLC	7.6	(7.6)	—	—	—	—
Pegasus Global Enterprise Holdings, LLC, Mekone Blocker Acquisition, Inc. and Mekone Parent, LLC	11.6	—	11.6	—	—	11.6
Pelican Products, Inc.	2.3	(0.9)	1.4	—	—	1.4
People Corporation	19.3	(5.2)	14.1	—	—	14.1
Perforce Software, Inc.	7.5	(1.1)	6.4	—	—	6.4
PestCo Holdings, LLC and PestCo, LLC	0.9	—	0.9	—	—	0.9
Petrus Buyer, Inc.	2.7	—	2.7	—	—	2.7
PetVet Care Centers, LLC	49.4	—	49.4	—	—	49.4
Petvisor Holdings, LLC	57.5	—	57.5	—	—	57.5
Ping Identity Holding Corp.	0.2	—	0.2	—	—	0.2
Pluralsight, Inc.	0.3	(0.2)	0.1	—	—	0.1
PracticeTek Purchaser, LLC, PracticeTek MidCo, LLC and GSV PracticeTek Holdings, LLC	12.3	(0.5)	11.8	—	—	11.8
Precision Concepts International LLC and Precision Concepts Canada Corporation	14.4	—	14.4	—	—	14.4
Premier Specialties, Inc. and RMCF V CIV XLIV, L.P.	3.5	(0.7)	2.8	—	—	2.8
Premise Health Holding Corp. and OMERS Bluejay Investment Holdings LP	36.0	(0.6)	35.4	—	—	35.4
Prime Buyer, L.L.C.	15.9	—	15.9	—	—	15.9

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
Priority Waste Holdings LLC, Priority Waste Holdings Indiana LLC and Priority Waste Super Holdings, LLC	8.0	—	8.0	—	—	8.0
Pritchard Industries, LLC and LJ Pritchard TopCo Holdings, LLC	32.4	—	32.4	—	—	32.4
ProfitSolv Purchaser, Inc. and PS Co-Invest, L.P.	0.1	—	0.1	—	—	0.1
Project Essential Bidco, Inc. and Project Essential Super Parent, Inc.	1.1	—	1.1	—	—	1.1
Project Potter Buyer, LLC and Project Potter Parent, L.P.	5.5	(2.1)	3.4	—	—	3.4
Proofpoint, Inc.	3.1	—	3.1	—	—	3.1
PS Operating Company LLC and PS Op Holdings LLC	6.0	(4.4)	1.6	—	—	1.6
PSC Group LLC	14.8	(2.4)	12.4	—	—	12.4
PushPay USA Inc.	3.6	—	3.6	—	—	3.6
PYE-Barker Fire & Safety, LLC	14.9	—	14.9	—	—	14.9
Pyramid-BMC IntermediateCo I, LLC and Pyramid Investors, LLC	1.6	—	1.6	—	—	1.6
QF Holdings, Inc.	1.1	—	1.1	—	—	1.1
Qnnect, LLC and Connector TopCo, LP	2.7	—	2.7	—	—	2.7
Radius Aerospace, Inc. and Radius Aerospace Europe Limited	2.8	(1.3)	1.5	—	—	1.5
Radwell Parent, LLC	4.4	(0.9)	3.5	—	—	3.5
Raptor Technologies, LLC, Sycamore Bidco LTD and Rocket Parent, LLC	4.4	—	4.4	—	—	4.4
RB Holdings InterCo, LLC	2.1	(1.8)	0.3	—	—	0.3
Reddy Ice LLC	8.7	(1.5)	7.2	—	—	7.2
Redwood Services, LLC and Redwood Services Holdco, LLC	6.7	—	6.7	—	—	6.7
Reef Lifestyle, LLC	32.1	(28.1)	4.0	—	—	4.0
Registrar Intermediate, LLC and PSP Registrar Co-Investment Fund, L.P.	6.9	—	6.9	—	—	6.9
Relativity ODA LLC	3.8	—	3.8	—	—	3.8
Repairify, Inc. and Repairify Holdings, LLC	7.3	(4.8)	2.5	—	—	2.5
Revalize, Inc.	0.9	(0.2)	0.7	—	—	0.7
Rialto Management Group, LLC	1.3	(0.3)	1.0	—	—	1.0
Riser Merger Sub, Inc.	4.6	—	4.6	—	—	4.6
RMS HoldCo II, LLC & RMS Group Holdings, Inc.	2.9	—	2.9	—	—	2.9
Rodeo AcquisitionCo LLC	2.5	(1.7)	0.8	—	—	0.8
RTI Surgical, Inc. and Pioneer Surgical Technology, Inc.	15.9	(12.4)	3.5	—	—	3.5
SageSure Holdings, LLC and SageSure LLC	3.1	—	3.1	—	—	3.1
Schill Landscaping and Lawn Care Services LLC, Tender Lawn Care ULC and Landscape Parallel Partners, L.P.	1.6	(0.6)	1.0	—	—	1.0
SCIH Salt Holdings Inc.	22.5	(4.0)	18.5	—	—	18.5
SCM Insurance Services Inc.	4.1	—	4.1	—	—	4.1
Shermco Intermediate Holdings, Inc.	6.5	(0.1)	6.4	—	—	6.4
Silk Holdings III Corp. and Silk Holdings I Corp.	0.1	(0.1)	—	—	—	—
SiroMed Physician Services, Inc. and SiroMed Equity Holdings, LLC	2.1	—	2.1	—	—	2.1
SM Wellness Holdings, Inc. and SM Holdco, LLC	3.8	—	3.8	—	—	3.8
Smarsh Inc. and Skywalker TopCo, LLC	2.0	—	2.0	—	—	2.0
Spirit RR Holdings, Inc. and Winterfell Co-Invest SCSp	3.3	(0.2)	3.1	—	—	3.1
Star US Bidco LLC	15.5	—	15.5	—	—	15.5
Steward Partners Global Advisory, LLC	2.9	—	2.9	—	—	2.9
Sugar PPC Buyer LLC	3.4	—	3.4	—	—	3.4
Sun Acquirer Corp. and Sun TopCo, LP	19.6	(2.1)	17.5	—	—	17.5
Sundance Group Holdings, Inc.	3.0	(1.5)	1.5	—	—	1.5
Sunk Rock Foundry Partners LP, Hatteras Electrical Manufacturing Holding Company and Sigma Electric Manufacturing Corporation, Diecast Beacon	6.0	(0.5)	5.5	—	—	5.5
Sunrun Luna Holdco 2021, LLC	75.0	(50.0)	25.0	—	—	25.0
Symplr Software Inc. and Symplr Software Intermediate Holdings, Inc.	7.0	(2.6)	4.4	—	—	4.4
Synergy HomeCare Franchising, LLC and NP/Synergy Holdings, LLC	4.2	—	4.2	—	—	4.2
Systems Planning and Analysis, Inc.	4.0	—	4.0	—	—	4.0
TA/WEG Holdings, LLC	2.0	—	2.0	—	—	2.0
Tamarack Intermediate, L.L.C. and Tamarack Parent, L.L.C.	13.5	—	13.5	—	—	13.5
Taymax Group, L.P., Taymax Group G.P., LLC, PF Salem Canada ULC and TCP Fit Parent, L.P.	1.7	(1.1)	0.6	—	—	0.6
TCP Hawker Intermediate LLC	16.0	—	16.0	—	—	16.0

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
The Alaska Club Partners, LLC, Athletic Club Partners LLC and The Alaska Club, Inc.	1.1	—	1.1	—	—	1.1
The Arcticom Group, LLC and AMCP Mechanical Holdings, LP	13.7	(5.9)	7.8	—	—	7.8
The Mather Group, LLC, TVG-TMG Topco, Inc., and TVG-TMG Holdings, LLC	1.3	(0.2)	1.1	—	—	1.1
The Ultimus Group Midco, LLC, The Ultimus Group, LLC, and The Ultimus Group Aggregator, LP	6.9	(0.8)	6.1	—	—	6.1
Thermostat Purchaser III, Inc.	7.7	(0.3)	7.4	—	—	7.4
THG Acquisition, LLC	9.2	(1.3)	7.9	—	—	7.9
Trader Corporation and Project Auto Finco Corp.	0.6	—	0.6	—	—	0.6
Triwizard Holdings, Inc. and Triwizard Parent, LP	11.0	—	11.0	—	—	11.0
TSS Buyer, LLC	0.8	—	0.8	—	—	0.8
Two Six Labs, LLC	10.2	—	10.2	—	—	10.2
UKG Inc. and H&F Unite Partners, L.P.	25.0	(1.5)	23.5	—	—	23.5
United Digestive MSO Parent, LLC and Koln Co-Invest Unblocked, LP	4.6	—	4.6	—	—	4.6
US Salt Investors, LLC and Emerald Lake Pearl Acquisition-A, L.P.	9.9	—	9.9	—	—	9.9
Valcourt Holdings II, LLC	31.8	(0.7)	31.1	—	—	31.1
Verista, Inc.	8.0	(1.3)	6.7	—	—	6.7
Verscend Holding Corp.	22.5	—	22.5	—	—	22.5
Vertex Service Partners, LLC	9.1	—	9.1	—	—	9.1
Visual Edge Technology, Inc.	18.9	—	18.9	—	—	18.9
Vobev, LLC and Vobev Holdings, LLC	1.8	—	1.8	—	—	1.8
VPP Intermediate Holdings, LLC and VPP Group Holdings, L.P.	11.9	—	11.9	—	—	11.9
VRC Companies, LLC	5.4	—	5.4	—	—	5.4
VS Buyer, LLC	8.1	—	8.1	—	—	8.1
Waverly Advisors, LLC and WAAM Topco, LLC	0.1	—	0.1	—	—	0.1
WCI-BXC Purchaser, LLC	0.7	—	0.7	—	—	0.7
WebPT, Inc.	0.9	(0.2)	0.7	—	—	0.7
Wellness AcquisitionCo, Inc.	3.9	—	3.9	—	—	3.9
Wellpath Holdings, Inc.	12.0	(7.5)	4.5	—	—	4.5
Wildcat BuyerCo, Inc. and Wildcat Parent, LP	6.3	(0.2)	6.1	—	—	6.1
WorkWave Intermediate II, LLC	5.2	—	5.2	—	—	5.2
World Insurance Associates, LLC	13.3	—	13.3	—	—	13.3
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P.	4.0	(1.0)	3.0	—	—	3.0
WSHP FC Acquisition LLC and WSHP FC Holdings LLC	16.3	(16.3)	—	—	—	—
XIFIN, Inc. and ACP Charger Co-Invest LLC	5.6	(5.6)	—	—	—	—
YE Brands Holdings, LLC	2.3	(1.2)	1.1	—	—	1.1
ZB Holdco LLC and ZB TopCo LLC	13.1	(1.4)	11.7	—	—	11.7
ZenDesk, Inc., Zoro TopCo, Inc. and Zoro TopCo, LP	12.8	—	12.8	—	—	12.8
	$2,766.3	$(482.1)	$2,284.2	$—	$(12.9)	$2,271.3

(16)As of December 31, 2023, the Company was party to agreements to fund equity investment commitments as follows:

(in millions) Company	Total equity commitments	Less: funded equity commitments	Total unfunded equity commitments	Less: equity commitments substantially at the discretion of the Company	Total net unfunded equity commitments
Apex Clean Energy TopCo, LLC	$3.2	$—	$3.2	$—	$3.2
AthenaHealth Group Inc., Minerva Holdco, Inc. and BCPE Co-Invest (A), LP	1.2	—	1.2	—	1.2
European Capital UK SME Debt LP	57.4	(51.9)	5.5	(5.4)	0.1
GTCR F Buyer Corp. and GTCR (D) Investors LP	1.6	—	1.6	—	1.6
HFCP XI (Parallel - A), L.P.	7.5	—	7.5	—	7.5
High Street Buyer, Inc. and High Street Holdco LLC	44.5	—	44.5	—	44.5
LJ Perimeter Buyer, Inc. and LJ Perimeter Co-Invest, L.P.	1.9	—	1.9	—	1.9
Mimecast Borrowerco, Inc. and Magnesium Co- Invest SCSp	1.0	—	1.0	—	1.0
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P.	0.4	—	0.4	—	0.4
PCG-Ares Sidecar Investment, L.P. and PCG-Ares Sidecar Investment II, L.P.	50.0	(12.4)	37.6	(37.6)	—
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P.	0.2	—	0.2	—	0.2
	$168.9	$(64.3)	$104.6	$(43.0)	$61.6

(17)As of December 31, 2023, the Company had commitments to co-invest in the SDLP for its portion of the SDLP’s commitment to fund delayed draw loans of up to $60. See Note 4 to the consolidated financial statements for more information on the SDLP.

(18)Other than the investments noted by this footnote, the fair value of the Company’s investments is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 8 to the consolidated financial statements for more information regarding the fair value of the Company’s investments.

(19)As of December 31, 2023, the estimated net unrealized loss for federal tax purposes was $0.4 billion based on a tax cost basis of $22.5 billion. As of December 31, 2023, the estimated aggregate gross unrealized loss for federal income tax purposes was $1.7 billion and the estimated aggregate gross unrealized gain for federal income tax purposes was $1.3 billion.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Software and Services
2U, Inc.	Provider of course design and learning management system to educational institutions	First lien senior secured loan	10.16%	LIBOR (Q)	5.75%	06/2021	12/2024		$14.6	$14.4	$14.3	(2)(6)(11)
AffiniPay Midco, LLC and AffiniPay Intermediate Holdings, LLC (15)	Payment processing solution provider	First lien senior secured loan	10.64%	SOFR (A)	5.75%	06/2022	06/2028		120.6	118.4	115.7	(2)(11)
		First lien senior secured loan	10.45%	SOFR (A)	5.75%	02/2020	06/2028		63.3	63.3	60.8	(2)(11)
		Senior subordinated loan	14.70% PIK	SOFR (Q)	10.00%	02/2020	06/2030		56.8	56.8	54.4	(2)(11)
										238.5	230.9
Anaplan, Inc. (15)	Provider of cloud-based connected planning platforms for business analytics	First lien senior secured loan	10.82%	SOFR (M)	6.50%	06/2022	06/2029		1.8	1.8	1.7	(2)(11)
Anaqua Parent Holdings, Inc. & Astorg VII Co-Invest Anaqua (15)	Provider of intellectual property management lifecycle software	First lien senior secured loan	7.52%	Euribor (S)	5.50%	04/2019	04/2026		4.4	4.6	4.4	(2)
		First lien senior secured loan	9.11%	LIBOR (S)	5.25%	06/2021	04/2026		1.0	1.0	1.0	(2)(11)
		Limited partnership units				06/2019		4,400,000		4.2	8.3	(2)(6)
										9.8	13.7
APG Intermediate Holdings Corporation and APG Holdings, LLC (4)(15)	Aircraft performance software provider	First lien senior secured loan	10.36%	LIBOR (S)	5.25%	01/2020	01/2025		13.3	13.3	13.2	(2)(11)
		Class A membership Units				01/2020		9,750,000		9.8	8.6	(2)
										23.1	21.8
Appriss Health, LLC and Appriss Health Intermediate Holdings, Inc. (15)	Software platform for identification, prevention and management of substance use disorder	First lien senior secured loan	11.54%	LIBOR (M)	7.25%	05/2021	05/2027		5.7	5.7	5.7	(2)(11)
		Series A preferred shares	11.00% PIK			05/2021		32,236		38.7	35.6	(2)
										44.4	41.3
Apptio, Inc. (15)	Provider of cloud-based technology business management solutions	First lien senior secured revolving loan	9.93%	LIBOR (Q)	6.00%	01/2019	01/2025		2.5	2.5	2.5	(2)(11)
		First lien senior secured loan	9.94%	LIBOR (Q)	6.00%	01/2019	01/2025		15.1	15.1	15.1	(2)(11)
										17.6	17.6
Avalara, Inc. (15)	Provider of cloud-based solutions for transaction tax compliance worldwide	First lien senior secured loan	11.83%	SOFR (Q)	7.25%	10/2022	10/2028		72.2	72.2	70.4	(2)(11)
Avetta, LLC (15)	Supply chain risk management SaaS platform for global enterprise clients	First lien senior secured loan	10.16%	LIBOR (Q)	5.75%	07/2021	04/2024		0.2	0.2	0.1	(2)(11)
AxiomSL Group, Inc. and Calypso Group, Inc. (15)	Provider of risk data management and regulatory reporting software	First lien senior secured loan	10.13%	LIBOR (M)	5.75%	07/2021	12/2027		21.2	20.8	21.2	(2)(11)
Banyan Software Holdings, LLC and Banyan Software, LP (15)	Vertical software businesses holding company	First lien senior secured revolving loan	10.88%	LIBOR (Q)	6.50%	10/2020	10/2025		0.9	0.9	0.9	(2)(11)
		First lien senior secured loan	11.23%	LIBOR (Q)	6.50%	12/2021	10/2026		20.3	20.3	20.3	(2)(11)
		First lien senior secured loan	11.23%	LIBOR (Q)	6.50%	10/2020	10/2026		1.0	1.0	1.0	(2)(11)
72

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Preferred units				01/2022		120,999		4.1	5.4	(2)
										26.3	27.6
Borrower R365 Holdings LLC (15)	Provider of restaurant enterprise resource planning systems	First lien senior secured loan	8.23% (3.00% PIK)	LIBOR (Q)	3.50%	06/2021	06/2027		15.9	15.7	15.9	(2)(11)
		First lien senior secured loan	8.23% (3.00% PIK)	LIBOR (Q)	3.50%	01/2022	06/2027		1.4	1.4	1.4	(2)(11)
										17.1	17.3
Bottomline Technologies, Inc. (15)	Provider of payment automation solutions	First lien senior secured loan	9.82%	SOFR (M)	5.50%	05/2022	05/2029		18.0	18.0	17.6	(2)(11)
Businessolver.com, Inc. (15)	Provider of SaaS-based benefits solutions for employers and employees	First lien senior secured loan	9.67%	LIBOR (S)	5.50%	12/2021	12/2027		14.7	14.7	14.5	(2)(11)
CallMiner, Inc.	Provider of cloud-based conversational analytics solutions	Warrant to purchase shares of Series 1 preferred stock				07/2014	07/2024	2,350,636		—	—
Cardinal Parent, Inc. and Packers Software Intermediate Holdings, Inc. (15)	Provider of software and technology-enabled content and analytical solutions to insurance brokers	First lien senior secured revolving loan	11.00%	Base Rate (Q)	3.50%	11/2020	11/2025		3.4	3.4	3.0	(2)(11)
		Second lien senior secured loan	12.46%	LIBOR (Q)	7.75%	11/2020	11/2028		64.3	64.3	57.8	(2)(11)
		Series A preferred shares	15.73% PIK	LIBOR (Q)	11.00%	11/2020		24,898		32.1	26.3	(2)
		Series A-2 preferred shares	15.73% PIK	LIBOR (Q)	11.00%	12/2020		8,963		11.4	9.4	(2)
		Series A-3 preferred shares	11.00% PIK			11/2021		11,952		13.5	11.1	(2)
										124.7	107.6
Community Brands ParentCo, LLC (15)	Software and payment services provider to non-profit institutions	First lien senior secured loan	10.17%	SOFR (M)	5.75%	02/2022	02/2028		10.6	10.6	10.4	(2)(11)
		Class A units				12/2016		500,000		5.0	6.4	(2)
										15.6	16.8
Computer Services, Inc.	Infrastructure software provider to community banks	First lien senior secured loan	11.15%	SOFR (Q)	6.75%	11/2022	11/2029		34.1	34.1	33.0	(2)(11)
Consilio Midco Limited, Compusoft US LLC, and Consilio Investment Holdings, L.P. (15)	Provider of sales software for the interior design industry	First lien senior secured revolving loan	8.32%	EURIBOR (Q)	6.25%	11/2021	05/2028		0.8	0.8	0.8	(2)(6)(11)
		First lien senior secured loan	10.48%	SOFR (Q)	5.75%	06/2022	05/2028		11.7	11.7	11.4	(2)(6)(11)
		First lien senior secured loan	10.48%	SOFR (Q)	5.75%	05/2021	05/2028		74.8	74.8	72.6	(2)(6)(11)
		First lien senior secured loan	8.39%	Euribor (Q)	6.25%	11/2021	05/2028		26.9	28.3	26.1	(2)(6)
		Common units				05/2021		4,799,000		4.8	6.5	(2)(6)
		Series A common units				09/2022		23,340		0.2	—	(2)(6)
										120.6	117.4
CoreLogic, Inc. and T-VIII Celestial Co-Invest LP (15)	Provider of information, insight, analytics, software and other outsourced services primarily to the mortgage, real estate and insurance sectors	Second lien senior secured loan	10.94%	LIBOR (M)	6.50%	06/2021	06/2029		155.7	155.7	129.2	(2)(11)
		Limited partnership units				04/2021		59,665,989		59.7	48.8	(2)
										215.4	178.0

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Cority Software Inc., Cority Software (USA) Inc., and Cority Parent, Inc. (15)	Provider of environmental, health and safety software to track compliance data	First lien senior secured loan	10.31%	SOFR (Q)	6.00%	09/2022	07/2026		6.2	6.2	6.2	(2)(6)(11)
		First lien senior secured loan	9.06%	SOFR (Q)	5.50%	10/2019	07/2026		4.4	4.4	4.3	(2)(6)(11)
		First lien senior secured loan	11.06%	SOFR (Q)	7.50%	09/2020	07/2026		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	9.06%	SOFR (Q)	5.50%	07/2019	07/2026		6.3	6.3	6.2	(2)(6)(11)
		Preferred equity	9.00% PIK			07/2019		198		0.3	0.7	(2)(6)
		Common equity				07/2019		190,143		—	—	(2)(6)
										17.3	17.5
Cornerstone OnDemand, Inc. and Sunshine Software Holdings, Inc. (15)	Provider of a cloud-based, SaaS platform for talent management	First lien senior secured revolving loan	7.51%	LIBOR (M)	3.25%	10/2021	10/2026		21.9	21.9	19.7	(2)(14)
		Second lien senior secured loan	10.88%	LIBOR (M)	6.50%	10/2021	10/2029		137.5	137.5	123.7	(2)(11)
		Series A preferred shares	10.50% PIK			10/2021		116,413		131.8	109.4	(2)
		Class A-1 common stock				10/2021		1,360,100		13.6	15.2	(2)
										304.8	268.0
Datix Bidco Limited	Global healthcare software company that provides software solutions for patient safety and risk management	First lien senior secured loan	8.95%	SOFR (S)	4.50%	11/2022	04/2025		4.3	4.2	4.2	(2)(6)
		Second lien senior secured loan	12.20%	SOFR (S)	7.75%	11/2022	04/2026		0.7	0.7	0.7	(2)(6)
										4.9	4.9
Dcert Buyer, Inc., DCert Preferred Holdings, Inc. and Destiny Digital Holdings, L.P.	Provider of internet security tools and solutions	First lien senior secured loan	8.70%	SOFR (S)	4.00%	05/2022	10/2026		1.0	1.0	0.9	(2)
		Second lien senior secured loan	11.70%	SOFR (S)	7.00%	05/2022	02/2029		11.0	10.3	10.7	(2)
		Series A preferred shares	10.50% PIK			05/2021		129,822		153.0	134.6	(2)
		Series A units				05/2021		817,194		13.3	12.5	(2)
										177.6	158.7
Denali Holdco LLC and Denali Apexco LP (15)	Provider of cybersecurity audit and assessment services	First lien senior secured loan	10.52%	LIBOR (Q)	5.75%	07/2022	09/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.52%	LIBOR (Q)	5.75%	09/2021	09/2027		0.1	0.1	0.1	(2)(11)
		Class A units				02/2022		2,549,000		2.5	2.4	(2)
										2.7	2.6
Diligent Corporation and Diligent Preferred Issuer, Inc. (15)	Provider of secure SaaS solutions for board and leadership team documents	First lien senior secured revolving loan	10.63%	LIBOR (M)	6.25%	08/2020	08/2025		0.7	0.6	0.7	(2)(11)(14)
		First lien senior secured loan	10.63%	LIBOR (M)	6.25%	08/2020	08/2025		35.9	35.4	35.2	(2)(11)
		First lien senior secured loan	10.63%	LIBOR (M)	6.25%	07/2021	08/2025		2.0	2.0	2.0	(2)(11)
		First lien senior secured loan	10.13%	LIBOR (M)	5.75%	03/2021	08/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.13%	LIBOR (M)	5.75%	04/2021	08/2025		0.1	0.1	0.1	(2)(11)
		Preferred stock	10.50% PIK			04/2021		13,140		15.0	13.8	(2)
										53.2	51.9

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Drilling Info Holdings, Inc. and Titan DI Preferred Holdings, Inc.	SaaS based business analytics company focused on oil and gas industry	Second lien senior secured loan	12.63%	LIBOR (M)	8.25%	02/2020	07/2026		25.0	25.0	24.8	(2)
		Preferred stock	13.50% PIK			02/2020		29.53		42.4	41.6	(2)
										67.4	66.4
DS Admiral Bidco, LLC (15)	Tax return software provider for government institutions	First lien senior secured loan	10.16%	LIBOR (Q)	5.75%	03/2021	03/2028		0.1	0.1	0.1	(2)(11)
Dye & Durham Corporation (15)	Provider of cloud-based software and technology solutions for the legal industry	First lien senior secured revolving loan	11.20%	CDOR (M)	4.75%	12/2021	12/2026		5.0	5.0	5.0	(2)(6)(11)
		First lien senior secured loan	10.69%	CDOR (Q)	5.75%	12/2021	12/2027		40.0	42.2	40.0	(2)(6)(11)
										47.2	45.0
Elemica Parent, Inc. & EZ Elemica Holdings, Inc. (15)	SaaS based supply chain management software provider focused on chemical markets	First lien senior secured revolving loan	10.51%	SOFR (Q)	6.00%	09/2019	09/2025		4.1	4.1	4.0	(2)(11)
		First lien senior secured loan	10.74%	LIBOR (Q)	6.00%	09/2019	09/2025		50.0	50.0	48.5	(2)(11)
		First lien senior secured loan	10.68%	SOFR (Q)	6.00%	09/2019	09/2025		11.3	11.3	11.0	(2)(11)
		First lien senior secured loan	10.68%	SOFR (Q)	6.00%	12/2020	09/2025		5.7	5.7	5.6	(2)(11)
		Preferred equity				09/2019		4,599		4.6	5.3	(2)
										75.7	74.4
EP Purchaser, LLC and TPG VIII EP Co-Invest II, L.P.	Provider of entertainment workforce and production management solutions	Second lien senior secured loan	11.23%	LIBOR (Q)	6.50%	11/2021	11/2029		177.9	177.9	176.1	(2)(11)
		Partnership units				05/2019		5,034,483		3.2	11.7	(2)(6)
										181.1	187.8
EpiServer Inc. and Episerver Sweden Holdings AB (15)	Provider of web content management and digital commerce solutions	First lien senior secured loan	6.69%	Euribor (Q)	5.50%	03/2019	04/2026		5.6	5.9	5.5	(2)(6)
		First lien senior secured loan	9.98%	LIBOR (Q)	5.25%	12/2021	04/2026		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	9.98%	LIBOR (Q)	5.25%	10/2018	04/2026		0.1	0.1	0.1	(2)(6)(11)
										6.1	5.7
eResearch Technology, Inc. and Astorg VII Co-Invest ERT (15)	Provider of mission-critical, software-enabled clinical research solutions	Second lien senior secured loan	12.07%	LIBOR (M)	8.00%	04/2021	02/2028		30.6	29.8	27.2	(2)(11)
		Second lien senior secured loan	12.38%	LIBOR (M)	8.00%	02/2020	02/2028		17.2	16.9	15.3	(2)(11)
		Limited partnership interest				01/2020		3,988,000		4.5	3.7	(2)(6)
										51.2	46.2
ESHA Research, LLC and RMCF VI CIV XLVIII, L.P. (15)	Provider of nutritional information and software as a services (SaaS) compliance solutions	First lien senior secured loan	10.07%	SOFR (Q)	6.25%	06/2022	06/2028		6.8	6.8	6.7	(2)(11)
		Limited partner interests				06/2022		6,046,628		6.0	6.0
										12.8	12.7
Extrahop Networks, Inc. (15)	Provider of real-time wire data analytics solutions for application and infrastructure monitoring	First lien senior secured loan	12.23%	LIBOR (Q)	7.50%	07/2021	07/2027		20.2	20.2	20.2	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
First Insight, Inc.	Software company providing merchandising and pricing solutions to companies worldwide	Warrant to purchase units of Series C preferred stock				03/2014	03/2024	122,827		—	—
FM:Systems Group, LLC (15)	Provider of facilities and space management software solutions	First lien senior secured loan	9.13%	LIBOR (S)	5.75%	12/2019	12/2024		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.96%	LIBOR (S)	5.75%	06/2021	12/2024		0.1	0.1	0.1	(2)(11)
										0.2	0.2
Forescout Technologies, Inc. (15)	Network access control solutions provider	First lien senior secured loan	14.23% (9.50% PIK)	LIBOR (Q)	9.50%	08/2020	08/2026		23.8	23.5	23.8	(2)(11)
		First lien senior secured loan	13.73% PIK	LIBOR (Q)	9.00%	07/2022	08/2026		12.6	12.6	12.6	(2)(11)
										36.1	36.4
Genesis Acquisition Co. and Genesis Ultimate Holding Co. (15)	Child care management software and services provider	First lien senior secured revolving loan	7.92%	LIBOR (S)	3.75%	07/2018	07/2024		1.5	1.5	1.5	(2)
		First lien senior secured loan	7.92%	LIBOR (S)	3.75%	07/2018	07/2024		0.2	0.2	0.2	(2)
		First lien senior secured loan	8.42%	LIBOR (Q)	4.25%	11/2021	07/2024		0.1	0.1	0.1	(2)(11)
		Second lien senior secured loan	11.24%	LIBOR (Q)	7.50%	07/2018	07/2025		32.4	32.4	31.7	(2)
		Second lien senior secured loan	11.24%	LIBOR (Q)	7.50%	11/2021	07/2025		21.1	21.1	20.7	(2)(11)
		Second lien senior secured loan	11.24%	LIBOR (Q)	7.50%	06/2021	07/2025		7.5	7.5	7.4	(2)
		Class A common stock				07/2018		8.39		0.8	1.4	(2)
										63.6	63.0
GI Ranger Intermediate LLC (15)	Provider of payment processing services and software to healthcare providers	First lien senior secured revolving loan	10.73%	SOFR (Q)	6.00%	10/2021	10/2027		0.4	0.4	0.4	(2)(11)
		First lien senior secured loan	10.73%	SOFR (Q)	6.00%	10/2021	10/2028		10.2	10.2	10.0	(2)(11)
		First lien senior secured loan	10.73%	SOFR (Q)	6.00%	03/2022	10/2028		1.8	1.8	1.7	(2)(11)
										12.4	12.1
GraphPAD Software, LLC, Insightful Science Intermediate I, LLC and Insightful Science Holdings, LLC (15)	Provider of data analysis, statistics, and visualization software solutions for scientific research applications	First lien senior secured loan	10.73%	LIBOR (Q)	6.00%	12/2017	04/2027		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	10.23%	LIBOR (Q)	5.50%	11/2021	04/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.23%	LIBOR (Q)	5.50%	10/2021	04/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.43%	LIBOR (Q)	5.50%	04/2021	04/2027		0.1	0.1	0.1	(2)(11)
		Senior subordinated loan	10.50% PIK			04/2021	04/2032		43.5	43.5	40.0	(2)
		Preferred units	14.00% PIK			04/2021		1,828,644		57.5	57.5
										101.5	98.0
GSV PracticeTek Holdings, LLC	Software provider for medical practitioners	Class A units	8.00% PIK			03/2021		12,827,482		1.1	14.0	(2)
Heavy Construction Systems Specialists, LLC (15)	Provider of construction software	First lien senior secured loan	9.88%	LIBOR (M)	5.50%	11/2021	11/2028		0.1	0.1	0.1	(2)(11)
Huskies Parent, Inc., GI Insurity Parent LLC and GI Insurity TopCo LP (15)	Insurance software provider	First lien senior secured revolving loan	10.23%	LIBOR (Q)	5.50%	11/2021	11/2027		9.4	9.4	8.7	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	10.23%	LIBOR (Q)	5.50%	11/2021	11/2028		60.4	60.4	56.1	(2)(11)
		Senior subordinated loan	10.00% PIK			11/2021	11/2031		99.5	99.5	82.6	(2)
		Common units				11/2021		4,243,657		8.8	5.5	(2)
										178.1	152.9
Imprivata, Inc.	Provider of identity and access management solutions to the healthcare industry	Second lien senior secured loan	10.57%	SOFR (M)	6.25%	04/2022	12/2028		16.1	15.9	15.1	(2)(11)
Inmar, Inc.	Technology-driven solutions provider for retailers, wholesalers and manufacturers	Second lien senior secured loan	12.38%	LIBOR (M)	8.00%	04/2017	05/2025		28.3	28.2	26.6	(2)(11)
IQN Holding Corp. (15)	Provider of extended workforce management software	First lien senior secured loan	9.65%	SOFR (Q)	5.25%	05/2022	05/2029		23.5	23.5	23.3	(2)(11)
		First lien senior secured loan	9.71%	SOFR (Q)	5.50%	05/2022	05/2029		0.4	0.4	0.4	(2)(11)
										23.9	23.7
IV Rollover Holdings, LLC	Provider of cloud based IT solutions, infrastructure and services	Class B units				05/2017		170,490		—	—
		Class X units				05/2017		5,000,000		2.0	2.1	(2)
										2.0	2.1
Kaseya Inc. and Knockout Intermediate Holdings I Inc. (15)	Provider of cloud-based software and technology solutions for small and medium sized businesses	First lien senior secured loan	10.33%	SOFR (Q)	5.75%	06/2022	06/2029		167.0	167.0	162.0	(2)(11)
		Preferred stock	11.75% PIK			06/2022		38,797		41.2	40.0	(2)
										208.2	202.0
LeanTaaS Holdings, Inc. (15)	Provider of SaaS tools to optimize healthcare asset utilization	First lien senior secured loan	12.08%	SOFR (Q)	7.50%	07/2022	07/2028		31.8	31.8	31.2	(2)(11)
Majesco and Magic Topco, L.P. (15)	Insurance software provider	First lien senior secured loan	11.98%	LIBOR (Q)	7.25%	09/2020	09/2027		30.3	30.3	30.3	(2)(11)
		Class A units	9.00% PIK			09/2020		2,539		3.1	3.6	(2)
		Class B units				09/2020		570,625		—	—
										33.4	33.9
Mimecast Borrowerco, Inc. and Magnesium Co- Invest SCSp (15)	Cybersecurity solutions provider	First lien senior secured loan	10.17%	SOFR (M)	5.75%	05/2022	05/2029		102.1	102.1	99.1	(2)(6)(11)
		First lien senior secured loan	9.18%	SONIA (Q)	5.75%	05/2022	05/2029		34.8	35.6	33.7	(2)(6)(11)
		Limited partnership interest				05/2022		3,974		38.8	39.4	(2)(6)
										176.5	172.2
Ministry Brands Holdings, LLC and RCP MB Investments B, L.P. (15)	Software and payment services provider to faith-based institutions	First lien senior secured revolving loan	9.88%	LIBOR (M)	5.50%	12/2021	12/2027		4.0	4.0	3.8	(2)(11)(14)
		First lien senior secured loan	9.88%	LIBOR (M)	5.50%	12/2021	12/2028		32.5	32.5	30.9	(2)(11)
		Limited partner interests				12/2021		9,574,000		9.6	8.8	(2)
										46.1	43.5
Mitchell International, Inc.	Provider of technology, connectivity, and information solutions to the property and casualty insurance industry	Second lien senior secured loan	11.23%	LIBOR (Q)	6.50%	10/2021	10/2029		98.1	96.1	81.0	(2)(11)(18)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Moonraker AcquisitionCo LLC and Moonraker HoldCo LLC (15)	Leading technology solution provider for casing and auditioning to the entertainment industry	First lien senior secured loan	10.32%	SOFR (M)	6.00%	08/2022	08/2028		25.1	25.1	24.6	(2)(11)
		Class A units	8.00% PIK			08/2022		45,320		4.5	4.5
										29.6	29.1
MRI Software LLC (15)	Provider of real estate and investment management software	First lien senior secured loan	10.23%	LIBOR (Q)	5.50%	02/2020	02/2026		47.1	47.1	45.6	(11)
		First lien senior secured loan	10.23%	LIBOR (Q)	5.50%	08/2020	02/2026		17.4	17.4	16.8	(2)(11)
										64.5	62.4
OpenMarket Inc.	Provider of cloud-based mobile engagement platform	First lien senior secured loan	10.98%	LIBOR (Q)	6.25%	09/2021	09/2026		51.6	51.6	51.1	(2)(6)(11)
Paya, Inc and GTCR-Ultra Holdings LLC (15)	Provider of payment processing and merchant acquiring solutions	Class B units				08/2017		2,878,372		—	2.6	(2)
PayNearMe, Inc.	Electronic cash payment system provider	Warrant to purchase shares of Series E preferred stock				03/2016	03/2023	195,726		0.2	—
PDDS HoldCo, Inc. (15)	Provider of cloud-based dental practice management software	First lien senior secured loan	12.30%	SOFR (Q)	7.50%	07/2022	07/2028		9.4	9.4	9.2	(2)(11)
PDI TA Holdings, Inc., Peachtree Parent, Inc. and Insight PDI Holdings, LLC (15)	Provider of enterprise management software for the convenience retail and petroleum wholesale market	First lien senior secured revolving loan	8.82%	LIBOR (Q)	4.50%	03/2019	10/2024		6.1	6.1	6.0	(2)(11)
		First lien senior secured loan	8.73%	LIBOR (Q)	4.50%	03/2019	10/2024		52.9	52.9	51.9	(2)(11)
		Second lien senior secured loan	13.18%	LIBOR (Q)	8.50%	03/2019	10/2025		70.1	70.1	68.7	(2)(11)
		Second lien senior secured loan	13.18%	LIBOR (Q)	8.50%	04/2021	10/2025		8.7	8.7	8.6	(2)(11)
		Second lien senior secured loan	13.18%	LIBOR (Q)	8.50%	12/2020	10/2025		8.3	8.3	8.1	(2)(11)
		Second lien senior secured loan	13.18%	LIBOR (Q)	8.50%	12/2021	10/2025		7.2	7.2	7.1	(2)(11)
		Series A preferred stock	13.25% PIK			03/2019		13,656		22.3	21.2	(2)
		Class A units				03/2019		2,062,493		2.1	2.7	(2)
										177.7	174.3
Pegasus Global Enterprise Holdings, LLC, Mekone Blocker Acquisition, Inc. and Mekone Parent, LLC (15)	Provider of plant maintenance and scheduling software	First lien senior secured loan	10.48%	LIBOR (Q)	5.75%	10/2020	05/2025		13.7	13.7	13.7	(2)(11)
		First lien senior secured loan	10.48%	LIBOR (Q)	5.75%	06/2020	05/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	9.98%	LIBOR (Q)	5.25%	05/2019	05/2025		0.2	0.2	0.2	(2)(11)
		Class A units				05/2019		5,000		5.0	14.3
										19.0	28.3
Petvisor Holdings, LLC (15)	Provider of veterinarian-focused SaaS solutions	First lien senior secured loan	10.21%	SOFR (S)	5.50%	06/2022	06/2028		21.5	21.5	21.5	(2)(11)
Ping Identity Holding Corp. (15)	Provider of identity and access management solutions	First lien senior secured loan	11.32%	SOFR (M)	7.00%	10/2022	10/2029		11.3	11.3	11.0	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Pluralsight, Inc. (15)	Online education learning platform	First lien senior secured revolving loan	12.36%	LIBOR (M)	8.00%	04/2021	04/2027		0.2	0.2	0.1	(2)(11)
		First lien senior secured loan	11.83%	LIBOR (Q)	8.00%	04/2021	04/2027		106.2	106.2	104.0	(2)(11)
										106.4	104.1
Poplicus Incorporated	Business intelligence and market analytics platform for companies that sell to the public sector	Warrant to purchase shares of Series C preferred stock				06/2015	06/2025	2,402,991		0.1	—
ProfitSolv Purchaser, Inc. and PS Co-Invest, L.P. (15)	Provider of practice management software to law firms	First lien senior secured loan	10.23%	LIBOR (Q)	5.50%	03/2021	03/2027		5.5	5.5	5.4	(2)(11)
		Limited partnership units				03/2021		1,624,000		1.6	1.5	(2)
										7.1	6.9
Project Alpha Intermediate Holding, Inc. and Qlik Parent, Inc.	Provider of data visualization software for data analytics	First lien senior secured loan	8.39%	LIBOR (M)	4.00%	06/2022	04/2024		2.8	2.8	2.8	(2)(18)
		Class A common stock				08/2016		7,445		7.4	14.4	(2)
		Class B common stock				08/2016		1,841,609		0.1	0.1	(2)
										10.3	17.3
Project Essential Bidco, Inc. and Project Essential Super Parent, Inc. (15)	Saas provider of automated crew callout and scheduling software for the utility industry	First lien senior secured loan	9.99%	LIBOR (Q)	5.75%	04/2021	04/2028		36.2	36.2	34.7	(2)(11)
		Preferred shares	14.23% PIK	LIBOR (Q)	9.50%	04/2021		26,436		31.9	30.2	(2)
										68.1	64.9
Project Potter Buyer, LLC and Project Potter Parent, L.P. (15)	Software solutions provider to the ready-mix concrete industry	First lien senior secured revolving loan	12.07%	SOFR (M)	7.75%	04/2020	04/2026		2.1	2.0	2.1	(2)(11)(14)
		First lien senior secured loan	12.07%	SOFR (M)	7.75%	04/2020	04/2027		43.6	43.6	43.6	(2)(11)
		First lien senior secured loan	12.07%	SOFR (M)	7.75%	11/2020	04/2027		14.3	14.3	14.3	(2)(11)
		First lien senior secured loan	12.07%	SOFR (M)	7.75%	10/2020	04/2027		12.8	12.8	12.8	(2)(11)
		First lien senior secured loan	12.07%	SOFR (M)	7.75%	11/2020	04/2027		4.9	4.9	4.9	(2)(11)
		Class B units				04/2020		588,636		—	9.3	(2)
										77.6	87.0
Proofpoint, Inc. (15)	Cybersecurity solutions provider	First lien senior secured loan	7.98%	LIBOR (Q)	3.25%	06/2021	08/2028		1.0	0.9	0.9	(2)(11)(18)
		Second lien senior secured loan	10.98%	LIBOR (Q)	6.25%	06/2021	08/2029		34.6	34.4	34.6	(2)(11)
										35.3	35.5
QF Holdings, Inc. (15)	SaaS based electronic health record software provider	First lien senior secured loan	11.02%	LIBOR (Q)	6.25%	12/2021	12/2027		8.1	8.1	8.1	(2)(11)
		First lien senior secured loan	10.43%	LIBOR (S)	6.25%	09/2019	12/2027		6.8	6.8	6.8	(2)(11)
		First lien senior secured loan	10.64%	LIBOR (M)	6.25%	08/2020	12/2027		3.7	3.7	3.7	(2)(11)
										18.6	18.6
Raptor Technologies, LLC, Sycamore Bidco LTD and Rocket Parent, LLC (15)	Provider of SaaS-based safety and security software to the K-12 school market	First lien senior secured loan	10.23%	LIBOR (Q)	5.50%	10/2021	10/2028		8.5	8.5	8.2	(2)(6)(11)
		Class A common units				12/2018		2,880,582		3.5	5.9
										12.0	14.1

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
RealPage, Inc.	Provider of enterprise software solutions to the residential real estate industry	Second lien senior secured loan	10.88%	LIBOR (M)	6.50%	04/2021	04/2029		84.1	83.1	82.4	(2)(11)
Regent Education, Inc.	Provider of software solutions designed to optimize the financial aid and enrollment processes	Warrant to purchase shares of common stock				12/2016	12/2026	5,393,194		—	—
		Warrant to purchase shares of common stock				12/2016	12/2026	987		—	—
										—	—
Relativity ODA LLC (15)	Electronic discovery document review software platform for use in litigations and investigations	First lien senior secured loan	11.89% PIK	LIBOR (M)	7.50%	05/2021	05/2027		22.5	22.5	22.5	(2)(11)
Revalize, Inc. (15)	Develops and operates software providing configuration, price and quote capabilities for sales teams	First lien senior secured loan	10.48%	SOFR (Q)	5.75%	05/2022	04/2027		0.7	0.7	0.6	(2)(11)
		First lien senior secured loan	10.46%	SOFR (Q)	5.75%	05/2022	04/2027		0.1	0.1	—	(2)
										0.8	0.6
RMS HoldCo II, LLC & RMS Group Holdings, Inc. (15)	Developer of revenue cycle management solutions, process automation, analytics and integration for the healthcare industry	First lien senior secured loan	10.98%	SOFR (Q)	6.25%	08/2022	12/2027		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	10.48%	LIBOR (Q)	5.75%	12/2021	12/2027		0.1	0.1	0.1	(2)(11)
		Class A common stock				12/2021		464.90		4.6	5.5	(2)
										4.9	5.8
Smarsh Inc. and Skywalker TopCo, LLC (15)	SaaS based communication archival service provider	First lien senior secured loan	11.29%	SOFR (S)	6.50%	02/2022	02/2029		11.9	11.9	11.9	(2)(11)
		Common units				11/2020		1,742,623		6.3	8.6	(2)
										18.2	20.5
SocialFlow, Inc.	Social media optimization platform provider	Warrant to purchase shares of Series C preferred stock				01/2016	01/2026	215,331		—	—
Sophia, L.P.	Provider of ERP software and services for higher education institutions	Second lien senior secured loan	12.73%	LIBOR (Q)	8.00%	10/2020	10/2028		105.9	105.9	103.8	(2)(11)
SoundCloud Limited	Platform for receiving, sending, and distributing music	Common stock				08/2017		73,422		0.4	0.7	(2)(6)
Spirit RR Holdings, Inc. and Winterfell Co-Invest SCSp (15)	Provider of data, analytics, news, and workflow tools to customers in the counter-cyclical distressed debt space	First lien senior secured loan	11.18%	SOFR (Q)	6.50%	09/2022	09/2028		2.6	2.6	2.5	(2)(11)
		Limited partner interests				09/2022		1,010		10.2	10.5	(2)
										12.8	13.0
Stamps.com Inc.	Provider of mailing and shipping solutions	First lien senior secured loan	10.13%	LIBOR (M)	5.75%	10/2021	10/2028		146.8	146.8	140.9	(2)(11)
Storable, Inc. and EQT IX Co-Investment (E) SCSP	PMS solutions and web services for the self-storage industry	Second lien senior secured loan	11.54%	SOFR (S)	6.75%	04/2021	04/2029		42.8	42.8	41.1	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Second lien senior secured loan	11.54%	SOFR (S)	6.75%	03/2022	04/2029		10.3	10.3	9.9	(2)(11)
		Limited partnership interests				04/2021		614,950		6.2	7.0	(2)(6)
										59.3	58.0
Sundance Group Holdings, Inc. (15)	Provider of cloud-based document management and collaboration solutions	First lien senior secured loan	10.75%	SOFR (Q)	6.25%	07/2021	07/2027		20.1	19.8	19.9	(2)(11)
		First lien senior secured loan	10.93%	SOFR (Q)	6.25%	11/2022	07/2027		0.8	0.8	0.8	(2)(11)
										20.6	20.7
Tamarack Intermediate, L.L.C. and Tamarack Parent, L.L.C. (15)	Provider of environment, health, safety, and sustainability software	First lien senior secured revolving loan	10.17%	SOFR (M)	5.75%	03/2022	03/2028		1.3	1.3	1.3	(2)(11)
		First lien senior secured loan	9.48%	SOFR (S)	5.75%	03/2022	03/2028		35.1	35.1	35.1	(11)
		Class A-2 units				03/2022		4,849		4.8	5.9
										41.2	42.3
TCP Hawker Intermediate LLC (15)	Workforce management solutions provider	First lien senior secured revolving loan	9.57%	LIBOR (M)	5.25%	08/2019	08/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	9.98%	LIBOR (Q)	5.25%	08/2019	08/2026		34.4	34.4	34.4	(2)(11)
		First lien senior secured loan	9.98%	LIBOR (Q)	5.25%	12/2020	08/2026		6.5	6.5	6.5	(2)(11)
										41.0	41.0
TibCo Software Inc., Picard Parent, Inc., Picard MidCo, Inc., Picard HoldCo, LLC and Elliott Alto Co-Investor Aggregator L.P. (15)	Provider of server, application and desktop virtualization, networking, software as a service, and cloud computing technologies	First lien senior secured notes	6.50%			09/2022	03/2029		88.9	86.5	74.9	(2)(18)
		First lien senior secured loan	9.18%	SOFR (Q)	4.50%	09/2022	03/2029		10.9	10.4	9.7	(2)(11)(18)
		Second lien senior secured loan	9.00%	SOFR (Q)	7.00%	09/2022	09/2029		85.3	83.9	69.9	(2)(11)
		Series A preferred stock	16.59% PIK	SOFR (Q)	12.00%	09/2022		141,928		143.4	143.1	(2)
		Limited partnership interests				09/2022		12,250,000		12.3	10.7	(2)
										336.5	308.3
UKG Inc. and H&F Unite Partners, L.P. (15)	Provider of cloud based HCM solutions for businesses	First lien senior secured revolving loan	8.06%	LIBOR (M)	3.75%	05/2019	02/2026		10.6	10.6	10.6	(2)(6)(14)
		Limited partnership interests				05/2019		12,583,556		12.6	14.4	(2)(6)
										23.2	25.0
WebPT, Inc. (15)	Electronic medical record software provider	First lien senior secured revolving loan	11.26%	LIBOR (Q)	6.75%	08/2019	01/2028		0.3	0.3	0.3	(2)(11)
		First lien senior secured loan	11.48%	LIBOR (Q)	6.75%	08/2019	01/2028		48.1	48.1	48.1	(2)(11)
										48.4	48.4
Wellness AcquisitionCo, Inc. (15)	Provider of retail consumer insights and analytics for manufacturers and retailers in the natural, organic and specialty products industry	First lien senior secured loan	9.91%	LIBOR (Q)	5.50%	01/2021	01/2027		0.1	0.1	0.1	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
WorkWave Intermediate II, LLC (15)	Provider of cloud-based field services and fleet management solutions	First lien senior secured loan	11.93% PIK	SOFR (Q)	7.25%	06/2021	06/2027		67.4	67.4	67.4	(2)(11)
		First lien senior secured loan	11.44%	SOFR (Q)	7.25%	02/2022	06/2027		17.3	17.3	17.3	(2)(11)
										84.7	84.7
ZenDesk, Inc., Zoro TopCo, Inc. and Zoro TopCo, LP (15)	Provider of cloud-based customer support solutions	First lien senior secured loan	11.04%	SOFR (Q)	6.50%	12/2022	11/2028		42.4	42.4	41.6	(2)(11)
		Series A preferred stock	12.50% PIK			11/2022		27,226		27.6	26.8	(2)
		Class A common units				11/2022		269,100		2.7	2.7	(2)
										72.7	71.1

										4,950.2	4,760.6		49.83%
Financial Services
AQ Sage Buyer, LLC (15)	Provider of actuarial consulting and comprehensive wealth management services	First lien senior secured loan	10.70%	SOFR (S)	5.75%	05/2022	01/2027		1.9	1.9	1.8	(2)(6)(11)
BCC Blueprint Holdings I, LLC and BCC Blueprint Investments, LLC	Provider of comprehensive suite of investment management and wealth planning solutions	First lien senior secured loan	11.02%	LIBOR (Q)	6.25%	09/2021	09/2027		0.2	0.2	0.2	(2)(11)
		Senior subordinated loan	9.30% PIK			09/2021	09/2026		5.0	5.0	4.9	(2)
		Common units				09/2021		4,666,301		4.7	3.9	(2)
										9.9	9.0
Beacon Pointe Harmony, LLC (15)	Provider of comprehensive wealth management services	First lien senior secured loan	9.39%	SOFR (Q)	5.25%	12/2021	12/2028		17.9	17.9	17.7	(2)(6)(11)
Convera International Holdings Limited and Convera International Financial S.A R.L. (15)	Provider of B2B international payment and FX risk management solutions	First lien senior secured loan	10.33%	SOFR (Q)	5.75%	03/2022	03/2028		62.8	62.8	62.8	(2)(6)(11)
CrossCountry Mortgage, LLC (15)	Mortgage company originating loans in the retail and consumer direct channels	First lien senior secured loan	11.73%	LIBOR (Q)	7.00%	11/2021	11/2027		93.8	93.8	92.8	(2)(11)
DFC Global Facility Borrower III LLC (15)	Non-bank provider of alternative financial services	First lien senior secured revolving loan	11.62%	LIBOR (M)	7.50%	06/2021	06/2026		158.6	172.8	158.6	(2)(6)(9)(11)
eCapital Finance Corp.	Consolidator of commercial finance businesses	Senior subordinated loan	11.97%	SOFR (M)	7.75%	04/2022	12/2025		55.8	55.8	55.2	(2)(11)
		Senior subordinated loan	11.97%	SOFR (M)	7.75%	01/2020	12/2025		56.0	56.0	55.4	(2)(11)
		Senior subordinated loan	11.97%	SOFR (M)	7.75%	01/2022	12/2025		24.3	24.3	24.1	(2)(11)
		Senior subordinated loan	11.97%	SOFR (M)	7.75%	11/2020	12/2025		5.4	5.4	5.3	(2)(11)
										141.5	140.0
EP Wealth Advisors, LLC (15)	Wealth management and financial planning firm	First lien senior secured loan	10.01%	SOFR (Q)	5.75%	11/2022	09/2026		5.6	5.6	5.6	(2)(11)
		First lien senior secured loan	10.23%	SOFR (Q)	5.50%	11/2021	09/2026		0.4	0.4	0.4	(2)(11)
		First lien senior secured loan	10.23%	SOFR (Q)	5.50%	09/2020	09/2026		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.11%	SOFR (Q)	5.38%	09/2020	09/2026		0.1	0.1	0.1	(2)(11)
										6.2	6.2

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
HighTower Holding, LLC	Provider of investment, financial and retirement planning services	Senior subordinated loan	6.75%			06/2022	04/2029		8.1	6.7	6.7	(2)(6)(18)
Ivy Hill Asset Management, L.P. (5)	Asset management services	Subordinated revolving loan	11.01%	SOFR (Q)	6.50%	02/2018	01/2030		500.0	500.0	500.0	(6)(11)
		Member interest				06/2009		100.00%		1,547.5	1,701.1	(6)
										2,047.5	2,201.1
Lido Advisors, LLC (15)	Wealth management and financial planning firm	First lien senior secured revolving loan	9.05%	LIBOR (Q)	4.50%	06/2021	06/2027		0.4	0.4	0.4	(2)(11)
LS DE LLC and LM LSQ Investors LLC	Asset based lender	Senior subordinated loan	10.50%			06/2017	06/2021		3.0	3.0	3.0	(2)(6)
		Senior subordinated loan	10.50%			06/2015	03/2024		37.0	37.0	36.6	(2)(6)
		Membership units				06/2015		3,275,000		3.3	3.0	(6)
										43.3	42.6
Monica Holdco (US) Inc. (15)	Investment technology and advisory firm	First lien senior secured revolving loan	10.99%	LIBOR (Q)	6.25%	01/2021	01/2026		2.4	2.4	2.3	(2)(11)(14)
		First lien senior secured loan	11.48%	LIBOR (Q)	6.75%	01/2021	01/2028		2.6	2.6	2.5	(2)(11)
										5.0	4.8
Petrus Buyer, Inc. (15)	Provider of REIT research data and analytics	First lien senior secured loan	10.70%	SOFR (Q)	6.50%	11/2022	10/2029		5.1	5.1	4.9	(2)(11)
Priority Holdings, LLC and Priority Technology Holdings, Inc.	Provider of merchant acquiring and payment processing solutions	First lien senior secured loan	10.48%	LIBOR (Q)	5.75%	04/2021	04/2027		0.7	0.7	0.7	(2)(6)(11)
		Senior preferred stock	16.73% (7.00% PIK)	LIBOR (Q)	12.00%	04/2021		65,761		69.2	73.2	(2)(6)
		Warrant to purchase shares of common stock				04/2021	04/2031	527,226		4.0	2.8	(2)(6)(18)
										73.9	76.7
Rialto Management Group, LLC (15)	Investment and asset management platform focused on real estate	First lien senior secured revolving loan				11/2018	12/2025		—	—	—	(6)(13)
		First lien senior secured loan	9.88%	LIBOR (M)	5.50%	11/2018	12/2025		0.3	0.3	0.3	(2)(6)(11)
		First lien senior secured loan	9.88%	LIBOR (M)	5.50%	12/2021	12/2025		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	9.88%	LIBOR (M)	5.50%	04/2021	12/2025		0.1	0.1	0.1	(2)(6)(11)
										0.5	0.5
TA/WEG Holdings, LLC (15)	Wealth management and financial planning firm	First lien senior secured loan	9.98%	SOFR (A)	6.00%	08/2021	10/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	9.41%	SOFR (S)	6.00%	11/2020	10/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.75%	SOFR (A)	6.00%	10/2019	10/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.46%	SOFR (A)	6.00%	06/2021	10/2027		0.1	0.1	0.1	(2)(11)
										0.4	0.4
The Edelman Financial Center, LLC	Provider of investment, financial and retirement planning services	Second lien senior secured loan	11.13%	LIBOR (M)	6.75%	09/2022	07/2026		13.4	11.8	12.0	(2)(6)(18)
The Mather Group, LLC, TVG-TMG Topco, Inc., and TVG-TMG Holdings, LLC (15)	Provider of comprehensive wealth management services	First lien senior secured revolving loan	12.00%	Base Rate (M)	4.50%	03/2022	03/2028		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	10.51%	SOFR (S)	5.50%	03/2022	03/2028		3.5	3.5	3.4	(2)(6)(11)
		Senior subordinated loan	12.00% PIK			03/2022	03/2029		3.0	3.0	2.9	(2)(6)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Series A preferred units				03/2022		7,199		7.2	4.8	(2)(6)
		Common units				03/2022		7,199		—	—	(6)
										13.8	11.2
The Ultimus Group Midco, LLC, The Ultimus Group, LLC, and The Ultimus Group Aggregator, LP (15)	Provider of asset-servicing capabilities for fund managers	First lien senior secured loan	9.23%	LIBOR (Q)	4.50%	02/2019	02/2026		37.4	37.4	36.7	(2)(11)
		Class A units	8.00% PIK			09/2019		1,443		1.9	3.1
		Class A units				02/2019		245		0.2	—
		Class B units				02/2019		245,194		—	—
		Class B units				02/2019		2,167,424		—	—
										39.5	39.8
Waverly Advisors, LLC (15)	Wealth management and financial planning firm	First lien senior secured loan	10.23%	SOFR (Q)	5.50%	03/2022	03/2028		0.6	0.6	0.6	(2)(6)(11)

										2,755.3	2,890.6		30.26%
Health Care Services
Absolute Dental Group LLC and Absolute Dental Equity, LLC (5)(15)	Dental services provider	First lien senior secured revolving loan	15.50% (5.00% PIK)	Base Rate (Q)	8.00%	06/2021	06/2024		2.2	2.2	2.2	(2)(11)
		First lien senior secured revolving loan	13.77% (5.00% PIK)	LIBOR (Q)	9.00%	06/2021	06/2024		1.0	1.0	1.0	(2)(11)
		First lien senior secured loan	13.73% (5.41% PIK)	LIBOR (Q)	9.00%	06/2021	06/2024		52.1	52.1	52.1	(2)(11)
		Class A common units				06/2021		7,617,280		4.7	14.9	(2)
										60.0	70.2
ADG, LLC and RC IV GEDC Investor LLC (15)	Dental services provider	First lien senior secured revolving loan	9.19% (0.52% PIK)	LIBOR (M)	4.75%	09/2016	09/2023		9.8	9.8	9.3	(2)(11)
		First lien senior secured revolving loan	11.25% (0.52% PIK)	Base Rate (M)	3.75%	09/2016	09/2023		4.3	4.3	4.1	(2)(11)
		Second lien senior secured loan	7.19% PIK	LIBOR (M)	2.80%	09/2016	03/2024		130.0	105.8	104.0	(2)(11)
		Membership units				09/2016		3,000,000		3.0	—
										122.9	117.4
Advarra Holdings, Inc. (15)	Provider of central institutional review boards over clinical trials	First lien senior secured loan	10.15%	SOFR (Q)	5.75%	08/2022	08/2029		4.1	4.1	3.9	(2)(11)
AHR Funding Holdings, Inc. and AHR Parent Holdings, LP	Provider of revenue cycle management solutions to hospitals	Series A preferred shares	12.75% PIK			07/2022	07/2028	35,000		36.9	35.8	(2)
		Preferred units	8.00% PIK			07/2022		9,900		10.2	10.2	(2)
		Class B common units				07/2022		100,000		0.1	0.1	(2)
										47.2	46.1
AthenaHealth Group Inc., Minerva Holdco, Inc. and BCPE Co-Invest (A), LP (15)	Revenue cycle management provider to the physician practices and acute care hospitals	Series A preferred stock	10.75% PIK			02/2022		198,504		218.1	198.5	(2)
		Class A units				02/2022		10,487,950		10.5	9.5	(2)
										228.6	208.0
BAART Programs, Inc., MedMark Services, Inc., and Canadian Addiction Treatment Centres LP (15)	Opiod treatment provider	First lien senior secured loan	9.73%	LIBOR (Q)	5.00%	05/2022	06/2027		6.0	6.1	5.9	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Bambino Group Holdings, LLC	Dental services provider	Class A preferred units				12/2016		1,000,000		1.0	0.9	(2)
CCS-CMGC Holdings, Inc. (15)	Correctional facility healthcare operator	First lien senior secured revolving loan				10/2018	10/2023		—	—	—	(13)
		First lien senior secured loan	9.91%	LIBOR (Q)	5.50%	09/2018	10/2025		33.6	33.5	26.2	(2)(18)
										33.5	26.2
Center for Autism and Related Disorders, LLC (15)	Autism treatment and services provider specializing in applied behavior analysis therapy	First lien senior secured revolving loan				11/2018	11/2023		6.8	6.8	2.9	(2)(10)(14)
		First lien senior secured revolving loan				01/2022	11/2023		0.6	0.2	0.2	(2)(10)(14)
		First lien senior secured loan				10/2022	10/2023		9.5	9.3	4.0	(2)(10)
		First lien senior secured loan				12/2022	10/2023		2.1	2.7	0.9	(2)(10)
										19.0	8.0
Color Intermediate, LLC	Provider of pre-payment integrity software solution	First lien senior secured loan	10.08%	SOFR (Q)	5.50%	10/2022	10/2029		20.3	20.3	19.5	(2)(11)
Comprehensive EyeCare Partners, LLC (15)	Vision care practice management company	First lien senior secured revolving loan	10.58%	SOFR (Q)	5.75%	02/2018	02/2024		0.8	0.8	0.7	(2)(11)
		First lien senior secured loan	10.59%	SOFR (Q)	5.75%	02/2018	02/2024		0.3	0.3	0.3	(2)(11)
										1.1	1.0
Convey Health Solutions, Inc.	Healthcare workforce management software provider	First lien senior secured loan	9.48%	LIBOR (Q)	4.75%	09/2019	09/2026		2.7	2.7	2.6	(2)(6)(11)
		First lien senior secured loan	9.83%	SOFR (Q)	5.25%	10/2022	09/2026		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	9.93%	SOFR (Q)	5.25%	02/2022	09/2026		0.1	0.1	0.1	(2)(6)(11)
										2.9	2.8
Crown CT Parent Inc., Crown CT HoldCo Inc. and Crown CT Management LLC (15)	Provider of medical devices and services for the treatment of positional plagiocephaly	First lien senior secured loan	10.11%	SOFR (Q)	5.50%	03/2022	03/2029		24.5	24.5	24.5	(2)(11)
		Class A shares				03/2022		176		1.8	1.9	(2)
		Common units				03/2022		28		0.3	0.3	(2)
										26.6	26.7
CVP Holdco, Inc. and OMERS Wildcats Investment Holdings LLC (15)	Veterinary hospital operator	First lien senior secured loan	11.13%	LIBOR (Q)	6.40%	01/2022	10/2025		49.5	49.5	49.0	(2)(11)
		First lien senior secured loan	11.13%	LIBOR (Q)	6.40%	10/2019	10/2025		38.9	38.9	38.5	(2)(11)
		First lien senior secured loan	10.98%	LIBOR (Q)	6.25%	10/2022	10/2025		1.7	1.7	1.6	(2)(11)
		First lien senior secured loan	11.13%	LIBOR (Q)	6.40%	04/2021	10/2025		0.1	0.1	0.1	(2)(11)
		Common stock				10/2019		41,443		14.5	22.7	(2)
										104.7	111.9
Ensemble RCM, LLC	Provider of technology-enabled revenue cycle management services to the health care industry	First lien senior secured loan	9.19%	SOFR (Q)	5.00%	04/2022	08/2026		2.5	2.5	2.5	(2)(11)
Evolent Health LLC	Medical technology company focused on value based care services and payment solutions	First lien senior secured loan	10.23%	SOFR (Q)	5.50%	08/2022	08/2027		7.8	7.8	7.7	(2)(6)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Explorer Investor, Inc (15)	Provider of outsourced employee staffing services to the life sciences and healthcare industries	First lien senior secured loan	10.15%	SOFR (Q)	5.75%	06/2022	06/2029		1.0	1.0	0.9	(2)(11)
GHX Ultimate Parent Corporation, Commerce Parent, Inc. and Commerce Topco, LLC (15)	On-demand supply chain automation solutions provider to the healthcare industry	Second lien senior secured loan	11.48%	LIBOR (Q)	6.75%	05/2021	05/2029		114.0	114.0	111.8	(2)(11)
		Class A units				06/2017		14,853,569		15.7	27.8	(2)
										129.7	139.6
Global Medical Response, Inc. and GMR Buyer Corp.	Emergency air medical services provider	First lien senior secured loan	8.63%	LIBOR (M)	4.25%	06/2022	03/2025		12.1	11.3	8.5	(2)(11)(18)
		First lien senior secured loan	8.42%	LIBOR (M)	4.25%	06/2022	10/2025		25.7	23.8	17.9	(2)(11)(18)
		Second lien senior secured loan	11.10%	LIBOR (M)	6.75%	12/2021	12/2029		95.4	95.4	71.6	(2)(11)
		Warrant to purchase units of common stock				03/2018	03/2028	115,733		0.9	1.8	(2)
		Warrant to purchase units of common stock				12/2021	12/2031	1,927		0.1	—	(2)
										131.5	99.8
Hanger, Inc.	Provider of orthotic and prosthetic equipment and services	First lien senior secured loan	10.43%	SOFR (M)	6.25%	10/2022	10/2028		54.2	54.2	53.2	(2)(11)
		Second lien senior secured loan	13.93%	SOFR (M)	9.75%	10/2022	10/2029		110.6	110.6	106.8	(2)(11)
										164.8	160.0
HealthEdge Software, Inc. (15)	Provider of financial, administrative and clinical software platforms to the healthcare industry	First lien senior secured revolving loan				12/2021	04/2026		—	—	—	(13)
		First lien senior secured loan	11.74%	LIBOR (Q)	7.00%	12/2021	04/2026		87.2	87.2	87.2	(2)(11)
										87.2	87.2
Honor Technology, Inc.	Nursing and home care provider	First lien senior secured loan	14.38%	LIBOR (M)	10.00%	08/2021	08/2026		2.5	2.4	2.3	(2)(11)
		Warrant to purchase shares of series D-2 preferred stock				08/2021	08/2031	133,333		0.1	—	(2)
										2.5	2.3
JDC Healthcare Management, LLC (15)	Dental services provider	First lien senior secured revolving loan				04/2017	04/2024		4.8	3.7	2.6	(2)(10)
		First lien senior secured loan				04/2017	04/2024		40.9	31.4	22.1	(2)(10)
										35.1	24.7
KBHS Acquisition, LLC (d/b/a Alita Care, LLC) (15)	Provider of behavioral health services	First lien senior secured revolving loan	9.72% (1.00% PIK)	LIBOR (Q)	5.00%	03/2017	03/2024		3.2	3.2	3.1	(2)(11)
Lifescan Global Corporation	Provider of blood glucose monitoring systems for home and hospital use	First lien senior secured loan	9.74%	LIBOR (Q)	6.00%	05/2022	10/2024		14.3	13.7	10.3	(2)
		Second lien senior secured loan	13.24%	LIBOR (Q)	9.50%	05/2022	10/2025		0.2	0.2	0.2	(2)
										13.9	10.5
Medline Borrower, LP (15)	Manufacturer and distributor of medical supplies	First lien senior secured revolving loan				10/2021	10/2026		—	—	—	(13)
Napa Management Services Corporation and ASP NAPA Holdings, LLC	Anesthesia management services provider	Senior preferred units	8.00% PIK			06/2020		5,320		0.3	0.3	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Preferred units	15.00% PIK			06/2020		1,842		0.2	0.2	(2)
		Class A units				04/2016		25,277		2.5	3.6	(2)
										3.0	4.1
NMN Holdings III Corp. and NMN Holdings LP (15)	Provider of complex rehabilitation technology solutions for patients with mobility loss	First lien senior secured revolving loan	8.13%	LIBOR (M)	3.75%	11/2018	11/2023		2.3	2.3	2.1	(2)(14)
		Partnership units				11/2018		30,000		3.0	2.0	(2)
										5.3	4.1
Olympia Acquisition, Inc., Olympia TopCo, L.P., and Asclepius Holdings LLC (5)(15)	Behavioral health and special education platform provider	First lien senior secured loan				09/2019	02/2027		50.9	49.3	38.1	(10)
		First lien senior secured loan				02/2022	02/2027		8.7	8.5	6.6	(2)(10)
		Preferred stock				02/2022		7,983		3.1	—
		Preferred units				07/2021	04/2024	417,189		0.3	—
		Common units				02/2022		7,584		—	—
		Class A common units				09/2019		9,549,000		9.5	—
										70.7	44.7
OMH-HealthEdge Holdings, LLC	Revenue cycle management provider to the healthcare industry	First lien senior secured loan	10.02%	LIBOR (Q)	5.25%	10/2019	10/2025		25.9	25.9	25.9	(2)(11)
		First lien senior secured loan	10.02%	LIBOR (Q)	5.25%	03/2021	10/2025		15.2	15.2	15.2	(2)(11)
		First lien senior secured loan	10.02%	LIBOR (Q)	5.25%	03/2022	10/2025		0.1	0.1	0.1	(2)(11)
										41.2	41.2
Pathway Vet Alliance LLC and Jedi Group Holdings LLC (15)	Veterinary hospital operator	Second lien senior secured loan	12.13%	LIBOR (M)	7.75%	03/2020	03/2028		76.3	76.3	65.6	(2)(11)
		Class R common units				03/2020		6,004,768		6.0	5.5	(2)
										82.3	71.1
PetVet Care Centers, LLC	Veterinary hospital operator	First lien senior secured loan	9.38%	SOFR (M)	5.00%	06/2022	02/2025		5.3	5.1	5.0	(2)(11)
Premise Health Holding Corp. and OMERS Bluejay Investment Holdings LP (15)	Provider of employer-sponsored onsite health and wellness clinics and pharmacies	First lien senior secured revolving loan				07/2018	04/2025		—	—	—	(13)
		First lien senior secured loan	7.92%	LIBOR (Q)	3.75%	07/2018	07/2025		8.6	8.5	8.1	(2)(11)
		Second lien senior secured loan	11.67%	LIBOR (S)	7.50%	07/2018	07/2026		67.1	66.8	64.4	(2)
		Class A units				07/2018		9,775		9.8	12.8	(2)
										85.1	85.3
Project Ruby Ultimate Parent Corp.	Provider of care coordination and transition management software solutions	Second lien senior secured loan	10.88%	LIBOR (M)	6.50%	03/2021	03/2029		193.1	193.1	181.5	(2)(11)
RTI Surgical, Inc. and Pioneer Surgical Technology, Inc. (15)	Manufacturer of biologic, metal and synthetic implants/devices	First lien senior secured revolving loan	11.09%	LIBOR (M)	6.75%	07/2020	07/2026		9.8	9.8	9.7	(2)(11)
		First lien senior secured loan	10.02%	LIBOR (S)	6.75%	07/2020	07/2026		22.5	22.5	22.3	(2)(11)
										32.3	32.0
SiroMed Physician Services, Inc. and SiroMed Equity Holdings, LLC (15)	Outsourced anesthesia provider	First lien senior secured loan	9.48%	LIBOR (Q)	4.75%	03/2018	03/2024		10.3	10.3	10.3	(2)(11)
		Common units				03/2018		684,854		4.8	1.2	(2)
										15.1	11.5

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
SM Wellness Holdings, Inc. and SM Holdco, Inc. (15)	Breast cancer screening provider	Series A units				08/2018		8,041		8.0	0.1	(2)
		Series B units				08/2018		804,142		—	9.3	(2)
										8.0	9.4
SOC Telemed, Inc. and PSC Spark Holdings, LP	Provider of acute care telemedicine	First lien senior secured loan	12.34% PIK	SOFR (Q)	7.50%	08/2022	08/2027		61.1	56.7	56.2	(2)(11)
		First lien senior secured loan	12.19%	SOFR (Q)	7.50%	08/2022	08/2027		22.7	22.7	20.9	(2)(11)
		Class A-2 units				08/2022		4,812		4.9	4.8	(2)
		Warrant to purchase Class A-2 units				08/2022	08/2029	6,118		4.7	4.7	(2)
										89.0	86.6
Symplr Software Inc. and Symplr Software Intermediate Holdings, Inc. (15)	SaaS based healthcare compliance platform provider	First lien senior secured revolving loan	10.25%	Base Rate (Q)	2.75%	12/2020	12/2025		3.1	3.1	2.6	(2)
		First lien senior secured loan	8.69%	SOFR (Q)	4.50%	02/2022	12/2027		12.4	12.4	10.5	(2)(11)
		Second lien senior secured loan	12.07%	SOFR (Q)	7.88%	12/2020	12/2028		76.2	76.2	64.8	(2)(11)
		Series C-1 preferred shares	11.00% PIK			06/2021		75,939		94.9	73.1	(2)
		Series C-2 preferred shares	11.00% PIK			06/2021		40,115		47.5	36.6	(2)
		Series C-3 preferred shares	11.00% PIK			10/2021		16,201		18.5	14.3	(2)
										252.6	201.9
Synergy HomeCare Franchising, LLC and NP/Synergy Holdings, LLC (15)	Franchisor of private-pay home care for the elderly	First lien senior secured loan	10.48%	SOFR (Q)	5.75%	04/2018	04/2026		13.1	13.1	13.1	(2)(11)
		Common units				04/2018		550		0.5	1.0
										13.6	14.1
Tempus Labs, Inc.	Provider of technology enabled precision medicine solutions	First lien senior secured loan	10.49%	SOFR (Q)	7.00%	09/2022	09/2027		71.4	71.4	69.6	(2)(11)
Therapy Brands Holdings LLC	Provider of software solutions for the mental and behavioral health market segments	Second lien senior secured loan	11.10%	LIBOR (M)	6.75%	06/2021	05/2029		29.1	28.9	27.9	(2)(11)
Touchstone Acquisition, Inc. and Touchstone Holding, L.P.	Manufacturer of consumable products in the dental, medical, cosmetic and consumer/industrial end-markets	Class A preferred units	8.00% PIK			11/2018		2,149		3.0	2.1	(2)
U.S. Anesthesia Partners, Inc. & U.S. Anesthesia Partners Holdings, Inc.	Anesthesiology service provider	Second lien senior secured loan	11.62%	LIBOR (M)	7.50%	10/2021	10/2029		147.8	147.8	143.3	(2)(11)
		Common stock				12/2021		3,671,429		12.9	12.7	(2)
										160.7	156.0
United Digestive MSO Parent, LLC (15)	Gastroenterology physician group	First lien senior secured loan	9.38%	LIBOR (M)	5.00%	02/2022	12/2024		1.0	1.0	1.0	(2)(11)
Viant Medical Holdings, Inc.	Manufacturer of plastic and rubber components for health care equipment	First lien senior secured loan	8.13%	LIBOR (M)	3.75%	05/2022	07/2025		3.2	2.9	2.8	(2)(18)
VPP Intermediate Holdings, LLC and VPP Group Holdings, L.P. (15)	Veterinary hospital operator	First lien senior secured loan	10.60%	LIBOR (M)	6.25%	12/2021	12/2027		6.2	6.2	6.0	(2)(11)
		First lien senior secured loan	10.52%	LIBOR (M)	6.50%	08/2022	12/2027		3.1	3.1	3.1	(2)(11)
		Class A-2 units				12/2021		7,524		7.5	8.6	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										16.8	17.7
WSHP FC Acquisition LLC and WSHP FC Holdings LLC (15)	Provider of biospecimen products for pharma research	First lien senior secured revolving loan	10.32%	SOFR (Q)	6.25%	03/2018	03/2028		8.6	8.6	8.4	(2)(11)(14)
		First lien senior secured loan	10.98%	SOFR (Q)	6.25%	03/2018	03/2028		33.1	33.1	32.4	(2)(11)
		First lien senior secured loan	10.98%	SOFR (Q)	6.25%	07/2022	03/2028		14.5	14.5	14.2	(2)(11)
		First lien senior secured loan	10.98%	SOFR (Q)	6.25%	08/2019	03/2028		11.3	11.3	11.0	(2)(11)
		First lien senior secured loan	10.98%	SOFR (Q)	6.25%	10/2019	03/2028		10.7	10.7	10.5	(2)(11)
		First lien senior secured loan	10.98%	SOFR (Q)	6.25%	02/2019	03/2028		4.5	4.5	4.4	(2)(11)
		First lien senior secured loan	10.98%	SOFR (Q)	6.25%	10/2021	03/2028		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.98%	SOFR (Q)	6.25%	11/2021	03/2028		0.1	0.1	0.1	(2)(11)
		Common units				07/2022		33,293		4.7	4.4
										87.6	85.5

										2,525.9	2,341.9		24.51%
Commercial and Professional Services
Accommodations Plus Technologies LLC and Accommodations Plus Technologies Holdings LLC (15)	Provider of outsourced crew accommodations and logistics management solutions to the airline industry	First lien senior secured revolving loan	12.48% (0.60% PIK)	SOFR (Q)	7.75%	05/2018	05/2024		4.1	4.1	4.1	(2)(11)
		Class A common units				05/2018		236,358		4.3	6.6
										8.4	10.7
Aero Operating LLC	Provider of snow removal and melting service for airports and marine terminals	First lien senior secured loan	13.24%	SOFR (Q)	9.00%	02/2020	02/2026		36.2	36.2	35.1	(2)(11)
		First lien senior secured loan	13.24%	SOFR (Q)	9.00%	12/2021	02/2026		1.1	1.1	1.1	(2)(11)
										37.3	36.2
AI Fire Buyer, Inc. and AI Fire Parent LLC (15)	Provider of fire safety and life safety services	First lien senior secured revolving loan	10.61%	SOFR (Q)	6.00%	03/2021	03/2027		0.4	0.4	0.4	(2)(11)
		First lien senior secured loan	10.22%	SOFR (Q)	6.00%	03/2021	03/2027		26.8	26.8	26.8	(2)(11)
		Second lien senior secured loan	15.73% PIK	SOFR (Q)	11.00%	03/2021	09/2027		45.6	45.6	45.6	(2)(11)
		Second lien senior secured loan	15.73% PIK	SOFR (Q)	11.00%	05/2022	09/2027		10.3	10.3	10.3	(2)(11)
		Second lien senior secured loan	15.73% PIK	SOFR (Q)	11.00%	06/2022	09/2027		10.0	10.0	10.0	(2)(11)
		Common units				03/2021		46,990		4.7	5.7	(2)
										97.8	98.8
Applied Technical Services, LLC (15)	Provider engineering, testing, and inspection services to various industrial, commercial and consumer customers	First lien senior secured revolving loan	12.25%	Base Rate (Q)	4.75%	05/2022	12/2026		1.1	0.9	1.1	(2)(11)
		First lien senior secured loan	10.48%	LIBOR (Q)	5.75%	05/2022	12/2026		0.8	0.8	0.8	(2)(11)
										1.7	1.9

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Argenbright Holdings V, LLC and Amberstone Security Group Limited (15)	Provider of outsourced security guard services, outsourced facilities management and outsourced aviation services	First lien senior secured loan	11.49%	SOFR (Q)	7.25%	11/2021	11/2026		20.9	20.9	20.7	(2)(6)(11)
		First lien senior secured loan	11.53%	SOFR (Q)	7.25%	08/2022	11/2026		5.9	5.9	5.8	(2)(6)(11)
										26.8	26.5
BH-Sharp Holdings LP	Provider of commercial knife sharpening and cutlery services in the restaurant industry	Common units				03/2017		2,950,000		3.0	2.3	(2)
Capstone Acquisition Holdings, Inc. and Capstone Parent Holdings, LP (15)	Outsourced supply chain solutions provider to operators of distribution centers	First lien senior secured revolving loan				11/2020	11/2025		—	—	—	(13)
		First lien senior secured loan	9.13%	LIBOR (M)	4.75%	11/2020	11/2027		0.2	0.2	0.2	(2)(11)
		Second lien senior secured loan	13.13%	LIBOR (M)	8.75%	11/2020	11/2028		68.3	68.3	68.3	(2)(11)
		Class A units				11/2020		10,581		10.6	20.1	(2)
										79.1	88.6
Compex Legal Services, Inc. (15)	Provider of outsourced litigated and non-litigated medical records retrieval services	First lien senior secured revolving loan	9.51%	LIBOR (Q)	5.25%	05/2022	02/2025		1.8	1.7	1.8	(2)(11)
DTI Holdco, Inc. and OPE DTI Holdings, Inc.	Provider of legal process outsourcing and managed services	Class A common stock				08/2014		7,500		7.5	6.3	(2)
		Class B common stock				08/2014		7,500		—	—	(2)
										7.5	6.3
Elevation Services Parent Holdings, LLC (15)	Elevator service platform	First lien senior secured revolving loan	10.36%	LIBOR (S)	6.00%	12/2020	12/2026		1.4	1.4	1.4	(2)(11)(14)
		First lien senior secured loan	10.86%	LIBOR (S)	6.00%	12/2020	12/2026		10.2	10.2	10.0	(2)(11)
		First lien senior secured loan	9.47%	LIBOR (S)	6.00%	05/2022	12/2026		9.1	9.1	9.0	(2)(11)
										20.7	20.4
HAI Acquisition Corporation and Aloha Topco, LLC (15)	Professional employer organization offering human resources, compliance and risk management services	First lien senior secured loan	10.42%	SOFR (M)	6.00%	11/2017	11/2025		60.5	60.5	60.5	(2)(11)
		First lien senior secured loan	11.41%	SOFR (Q)	6.75%	12/2022	11/2025		7.8	7.8	7.8	(2)(11)
		First lien senior secured loan	10.42%	SOFR (M)	6.00%	09/2021	11/2025		0.1	0.1	0.1	(2)(11)
		Class A units				11/2017		16,980		1.7	3.1	(2)
										70.1	71.5
HH-Stella, Inc. and Bedrock Parent Holdings, LP (15)	Provider of municipal solid waste transfer management services	First lien senior secured revolving loan	9.94%	LIBOR (M)	5.50%	04/2021	04/2027		2.8	2.8	2.7	(2)(11)
		First lien senior secured loan	10.19%	LIBOR (Q)	5.50%	04/2021	04/2028		5.8	5.8	5.7	(2)(11)
		Class A units				04/2021		25,490		2.5	2.2	(2)
										11.1	10.6
ISQ Hawkeye Holdco, Inc. and ISQ Hawkeye Holdings, L.P. (15)	Provider of commercial and industrial waste processing and disposal services	First lien senior secured revolving loan				08/2022	08/2028		—	—	—	(13)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	10.63%	SOFR (M)	6.25%	08/2022	08/2029		3.5	3.5	3.5	(2)(11)
		Class A units				09/2022		10,000		10.0	12.5	(2)
										13.5	16.0
Kellermeyer Bergensons Services, LLC	Provider of janitorial and facilities management services	First lien senior secured loan	10.41%	LIBOR (Q)	6.00%	11/2019	11/2026		56.8	56.6	51.1	(2)(11)
		First lien senior secured loan	10.41%	LIBOR (Q)	6.00%	07/2021	11/2026		0.1	0.1	0.1	(2)(11)
										56.7	51.2
KPS Global LLC and Cool Group LLC	Manufacturer of walk-in cooler and freezer systems	First lien senior secured loan	9.92%	SOFR (M)	5.50%	04/2017	04/2024		12.6	12.6	12.6	(2)(11)
		First lien senior secured loan	9.92%	SOFR (M)	5.50%	11/2018	04/2024		3.3	3.3	3.3	(2)(11)
		Class A units				09/2018		13,292		1.1	5.2
										17.0	21.1
Laboratories Bidco LLC and Laboratories Topco LLC (15)	Lab testing services for nicotine containing products	First lien senior secured revolving loan	12.25%	Base Rate (Q)	4.75%	07/2021	07/2027		8.8	8.8	8.4	(2)(11)
		First lien senior secured loan	9.98%	LIBOR (Q)	5.75%	10/2019	07/2027		23.6	24.1	22.7	(2)(11)
		First lien senior secured loan	8.73%	LIBOR (Q)	5.75%	10/2019	07/2027		16.7	16.7	16.0	(11)
		First lien senior secured loan	9.55%	LIBOR (S)	5.75%	07/2021	07/2027		4.4	4.4	4.2	(2)(11)
		First lien senior secured loan	8.73%	LIBOR (S)	5.75%	10/2020	07/2027		0.1	0.1	0.1	(2)(11)
		Class A units				07/2021		3,099,335		4.6	4.5	(2)
										58.7	55.9
LJP Purchaser, Inc. and LJP Topco, LP (15)	Provider of non-hazardous solid waste and recycling services	First lien senior secured loan	10.44%	SOFR (Q)	6.25%	09/2022	09/2028		8.5	8.5	8.3	(2)(11)
		Class A units	8.00% PIK			09/2022		5,098,000		5.2	5.4	(2)
										13.7	13.7
Management Consulting & Research LLC (15)	Provider of systems engineering and technical assistance to the US DoD	First lien senior secured loan	10.94%	SOFR (S)	6.00%	05/2022	08/2027		1.0	1.0	1.0	(2)(11)
Marmic Purchaser, LLC and Marmic Topco, L.P. (15)	Provider of recurring fire protection services	First lien senior secured loan	10.80%	SOFR (S)	6.00%	02/2022	03/2027		0.7	0.7	0.7	(2)(11)
		First lien senior secured loan	11.04%	SOFR (S)	6.00%	03/2021	03/2027		0.2	0.2	0.2	(2)(11)
		Limited partnership units	8.00% PIK			03/2021		1,929,237		2.3	2.6	(2)
										3.2	3.5
Microstar Logistics LLC, Microstar Global Asset Management LLC, MStar Holding Corporation and Kegstar USA Inc.	Keg management solutions provider	Second lien senior secured loan	15.58% (11.00% PIK)	SOFR (Q)	11.00%	08/2020	07/2025		159.3	159.3	159.3	(11)
		Series A preferred stock				08/2020		1,507		1.5	2.6	(2)
		Common stock				12/2012		54,710		4.9	6.6	(2)
										165.7	168.5
NAS, LLC and Nationwide Marketing Group, LLC (15)	Buying and marketing services organization for appliance, furniture and consumer electronics dealers	First lien senior secured revolving loan	11.23%	SOFR (Q)	6.50%	11/2020	06/2024		0.6	0.6	0.6	(2)(11)
		First lien senior secured loan	11.23%	SOFR (Q)	6.50%	11/2020	06/2024		6.3	6.3	6.3	(2)(11)
		First lien senior secured loan	11.23%	SOFR (Q)	6.50%	12/2021	06/2024		2.3	2.3	2.3	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	11.23%	SOFR (Q)	6.50%	05/2022	06/2024		1.3	1.3	1.3	(2)(11)
										10.5	10.5
National Intergovernmental Purchasing Alliance Company (15)	Leading group purchasing organization (“GPO”) for public agencies and educational institutions in the U.S	First lien senior secured revolving loan	7.12%	SOFR (M)	3.00%	05/2018	05/2026		1.2	1.2	1.2	(2)
Neptune Bidco US Inc. and Elliott Metron Co-Investor Aggregator L.P. (15)	Provider of audience insights, data and analytics to entertainment industry	First lien senior secured loan	8.82%	SOFR (Q)	5.00%	10/2022	04/2029		99.3	90.4	88.4	(2)(11)
		First lien senior secured loan	8.57%	SOFR (Q)	4.75%	10/2022	10/2028		74.0	68.5	65.9	(2)(11)
		First lien senior secured notes	9.29%			11/2022			52.8	51.4	49.8	(2)(18)
		First lien senior secured loan	6.25%	Euribor (Q)	5.00%	10/2022	04/2029		16.2	13.5	14.4	(2)
		Second lien senior secured loan	13.57%	SOFR (Q)	9.75%	10/2022	10/2029		221.3	221.3	214.7	(2)(11)
		Limited partnership interests				10/2022		4,040,000		4.0	4.0	(2)
										449.1	437.2
Nest Topco Borrower Inc., KKR Nest Co-Invest L.P., and NBLY 2021-1 (15)	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan	13.26%	LIBOR (Q)	8.50%	09/2021	08/2029		119.1	119.1	117.9	(2)(11)
		Limited partner interest				09/2021		9,725,000		9.7	10.2	(2)
										128.8	128.1
North American Fire Holdings, LLC and North American Fire Ultimate Holdings, LLC (15)	Provider of fire safety and life safety services	First lien senior secured loan	10.23%	SOFR (Q)	5.50%	05/2021	05/2027		20.0	20.0	20.0	(2)(11)
		First lien senior secured loan	10.08%	SOFR (Q)	5.50%	03/2022	05/2027		2.9	2.9	2.9	(2)(11)
		Common units				05/2021		884,916		0.9	2.9	(2)
										23.8	25.8
North Haven Fairway Buyer, LLC, Fairway Lawns, LLC and Command Pest Control, LLC (15)	Provider of lawncare services	First lien senior secured loan	11.05%	SOFR (Q)	6.50%	12/2022	05/2028		6.4	6.3	6.2	(2)(11)
North Haven Stack Buyer, LLC (15)	Provider of environmental testing services	First lien senior secured revolving loan	9.92%	SOFR (M)	5.50%	07/2021	07/2027		0.8	0.8	0.8	(2)(11)
		First lien senior secured loan	9.90%	SOFR (M)	5.50%	07/2021	07/2027		6.9	6.8	6.7	(2)(11)
										7.6	7.5
Petroleum Service Group LLC (15)	Provider of operational services for US petrochemical and refining companies	First lien senior secured revolving loan	9.71%	LIBOR (Q)	6.00%	07/2019	07/2025		2.5	2.5	2.5	(2)(11)(14)
		First lien senior secured loan	10.42%	LIBOR (Q)	6.00%	07/2019	07/2025		34.5	34.5	34.5	(2)(11)
		First lien senior secured loan	10.72%	LIBOR (Q)	6.00%	12/2021	07/2025		11.6	11.6	11.6	(2)(11)
										48.6	48.6
Pritchard Industries, LLC and LJ Pritchard TopCo Holdings, LLC (15)	Provider of janitorial and facilities management services	First lien senior secured loan	10.47%	SOFR (S)	5.50%	10/2021	10/2027		65.0	65.0	63.1	(2)(11)
		Class A units				10/2021		7,900,000		7.9	8.4	(2)
										72.9	71.5

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
PS Operating Company LLC and PS Op Holdings LLC (5)(15)	Specialty distributor and solutions provider to the swine and poultry markets	First lien senior secured revolving loan	10.73%	LIBOR (Q)	6.00%	12/2021	12/2024		4.5	4.5	4.5	(2)(11)
		First lien senior secured loan	10.73%	LIBOR (Q)	6.00%	12/2021	12/2024		14.9	14.9	14.9	(2)(11)
		Common unit				12/2021		279,199		7.4	8.3	(2)
										26.8	27.7
R2 Acquisition Corp.	Marketing services	Common stock				05/2007		250,000		0.2	0.1	(2)
RC V Tecmo Investor LLC	Technology based aggregator for facility maintenance services	Common member units				08/2020		9,624,000		8.3	22.9	(2)
RE Community Holdings GP, LLC and RE Community Holdings, LP	Operator of municipal recycling facilities	Limited partnership interest				03/2011		2.86%		—	—
		Limited partnership interest				03/2011		2.49%		—	—
										—	—
Registrar Intermediate, LLC and PSP Registrar Co-Investment Fund, L.P. (15)	Provider of FDA registration and consulting services	First lien senior secured loan	9.38%	LIBOR (M)	5.00%	08/2021	08/2027		2.7	2.7	2.7	(2)(11)
		Limited partner interests				08/2021		1.13%		2.7	2.6	(2)
										5.4	5.3
Rodeo AcquisitionCo LLC (15)	Provider of food inspection and recovery services	First lien senior secured revolving loan	10.38%	LIBOR (M)	6.00%	07/2021	07/2027		1.3	1.3	1.2	(2)(11)
		First lien senior secured loan	10.38%	LIBOR (M)	6.00%	07/2021	07/2027		16.9	16.9	16.1	(2)(11)
										18.2	17.3
Schill Landscaping and Lawn Care Services LLC, Tender Lawn Care ULC and Landscape Parallel Partners, L.P. (15)	Provider of landscape design and planning, and snow removal services	First lien senior secured revolving loan	10.14%	LIBOR (M)	5.75%	12/2021	12/2027		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	10.14%	LIBOR (M)	5.75%	12/2021	12/2027		0.6	0.6	0.6	(2)(11)
		Class A units				12/2021		4,502		11.1	14.7	(2)
										11.9	15.5
Shermco Intermediate Holdings, Inc. (15)	Provider of electrician services	First lien senior secured revolving loan	10.82%	SOFR (M)	6.50%	05/2022	06/2024		2.7	2.6	2.7	(2)
SSE Buyer, Inc., Supply Source Enterprises, Inc., Impact Products LLC, The Safety Zone, LLC and SSE Parent, LP	Manufacturer and distributor of personal protection equipment, commercial cleaning, maintenance and safety products	Second lien senior secured loan				06/2020	06/2030		21.0	21.0	14.3	(2)(10)
		Limited partnership class A-1 units				06/2020		2,173		1.1	—	(2)
		Limited partnership class A-2 units				06/2020		2,173		1.1	—	(2)
										23.2	14.3
Startec Equity, LLC (5)	Communication services	Member interest				04/2010				—	—
Stealth Holding LLC and UCIT Online Security Inc.	Live video monitoring solutions provider	First lien senior secured loan	10.54%	SOFR (Q)	6.75%	03/2021	03/2026		51.3	51.3	50.3	(2)(6)(11)
		First lien senior secured loan	11.08%	SOFR (Q)	6.75%	03/2022	03/2026		5.2	5.2	5.1	(2)(6)(11)
		First lien senior secured loan	13.75%	Base Rate (Q)	6.25%	03/2021	03/2026		2.5	2.5	2.4	(2)(6)(11)
										59.0	57.8

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
The NPD Group, L.P., IRI Group Holdings, Inc., Information Resources, Inc. and IRI-NPD Co-Invest Aggregator, L.P. (15)	Market research company focused on the consumer packaged goods industry	First lien senior secured revolving loan	10.07%	SOFR (M)	5.75%	08/2022	12/2027		1.7	1.7	1.7	(2)(11)(14)
		First lien senior secured loan	10.43% (2.75% PIK)	SOFR (M)	6.25%	08/2022	12/2028		213.5	213.5	209.3	(2)(11)
		Class A units				08/2022		10,744		11.3	15.7	(2)
										226.5	226.7
Thermostat Purchaser III, Inc. (15)	Provider of commercial HVAC equipment maintenance and repair services	Second lien senior secured loan	11.98%	LIBOR (Q)	7.25%	08/2021	08/2029		23.0	23.0	22.1	(2)(11)
Visual Edge Technology, Inc.	Provider of outsourced office solutions with a focus on printer and copier equipment and other parts and supplies	First lien senior secured loan	11.74% (1.25% PIK)	LIBOR (Q)	7.00%	08/2017	08/2022		32.6	32.6	29.3	(2)(11)
		Senior subordinated loan				08/2017	09/2024		103.8	87.5	48.8	(2)(10)
		Warrant to purchase shares of common stock				08/2017	08/2027	10,358,572		3.9	—
										124.0	78.1
VRC Companies, LLC (15)	Provider of records and information management services	First lien senior secured loan	10.97%	SOFR (S)	5.75%	05/2022	06/2027		—	0.1	—	(2)(11)
		Senior subordinated loan	12.00% (2.00% PIK)			05/2022	06/2028		5.0	5.1	4.7	(2)
										5.2	4.7
Wash Encore Holdings, LLC	Provider of outsourced healthcare linen management solutions	First lien senior secured loan	9.12%	LIBOR (S)	5.75%	07/2021	07/2027		98.5	98.5	96.5	(2)(11)
XIFIN, Inc. and ACP Charger Co-Invest LLC (15)	Revenue cycle management provider to labs	First lien senior secured revolving loan	12.25%	Base Rate (M)	4.75%	02/2020	02/2026		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	10.13%	LIBOR (M)	5.75%	12/2021	02/2026		37.0	37.0	36.6	(11)
		First lien senior secured loan	10.13%	LIBOR (M)	5.75%	07/2021	02/2026		0.1	0.1	0.1	(2)(11)
		Class A units				02/2020		180,000		1.8	4.2	(2)
		Class B units				12/2021		46,363		0.9	1.1	(2)
										40.0	42.2

										2116.3	2077.0		21.74%
Investment Funds and Vehicles
ACAS Equity Holdings Corporation (5)	Investment company	Common stock				01/2017		589		0.4	0.4	(6)
ARES 2007-3R	Investment vehicle	Subordinated notes				01/2017	04/2021	20.0		—	0.1	(6)
Blue Wolf Capital Fund II, L.P. (4)	Investment partnership	Limited partnership interest				01/2017		8.50%		—	0.1	(6)(18)
CoLTs 2005-1 Ltd. (5)	Investment vehicle	Preferred shares				01/2017		360		—	—	(6)
CREST Exeter Street Solar 2004-1	Investment vehicle	Preferred shares				01/2017		3,500,000		—	—	(6)
European Capital UK SME Debt LP (4)(16)	Investment partnership	Limited partnership interest				01/2017		45.00%		18.0	26.5	(6)
HCI Equity, LLC (5)	Investment company	Member interest				04/2010		100.00%		—	—	(6)(18)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Partnership Capital Growth Investors III, L.P.	Investment partnership	Limited partnership interest				10/2011		2.50%		1.8	3.9	(2)(6)(18)
PCG-Ares Sidecar Investment II, L.P. (4)(16)	Investment partnership	Limited partnership interest				10/2014		100.00%		7.1	15.5	(2)(6)
PCG-Ares Sidecar Investment, L.P. (4)	Investment partnership	Limited partnership interest				05/2014		100.00%		4.3	0.7	(6)
Piper Jaffray Merchant Banking Fund I, L.P.	Investment partnership	Limited partnership interest				08/2012		2.00%		0.1	0.5	(6)(18)
Senior Direct Lending Program, LLC (5)(17)	Co-investment vehicle	Subordinated certificates	12.77%	LIBOR (Q)	8.00%	07/2016	12/2036		1,274.1	1,274.1	1,248.6	(6)(12)
		Membership interest						87.50%		—	—	(6)
										1,274.1	1,248.6
VSC Investors LLC	Investment company	Membership interest				01/2008		1.95%		—	0.5	(2)(6)(18)

										1,305.8	1,296.8		13.57%
Insurance Services
Acrisure, LLC and Acrisure Finance, Inc.	Independent property and casualty insurance brokerage	Senior subordinated loan	7.00%			07/2022	11/2025		0.5	0.5	0.5	(2)(18)
Alera Group, Inc.	Insurance service provider	First lien senior secured loan	10.42%	SOFR (M)	6.00%	09/2021	10/2028		60.6	60.6	58.8	(2)(11)
Amynta Agency Borrower Inc. and Amynta Warranty Borrower Inc.	Insurance service provider	First lien senior secured loan	9.58%	SOFR (Q)	5.00%	11/2022	02/2025		14.6	13.9	14.0	(2)
		First lien senior secured loan	8.88%	LIBOR (M)	4.50%	12/2018	02/2025		2.3	2.3	2.2	(2)
										16.2	16.2
AQ Sunshine, Inc. (15)	Specialized insurance broker	First lien senior secured revolving loan	10.42%	LIBOR (S)	6.25%	04/2019	04/2024		1.4	1.4	1.4	(2)(11)(14)
		First lien senior secured loan	10.42%	LIBOR (S)	6.25%	01/2022	04/2025		8.9	8.9	8.8	(2)(11)
		First lien senior secured loan	10.42%	LIBOR (S)	6.25%	04/2019	04/2025		8.5	8.5	8.3	(2)(11)
		First lien senior secured loan	10.42%	LIBOR (S)	6.25%	10/2020	04/2025		5.6	5.6	5.5	(2)(11)
		First lien senior secured loan	10.98%	LIBOR (Q)	6.25%	05/2022	04/2025		1.0	1.0	1.0	(2)(11)
		First lien senior secured loan	10.42%	LIBOR (S)	6.25%	06/2021	04/2025		0.1	0.1	0.1	(2)(11)
										25.5	25.1
Ardonagh Midco 2 plc and Ardonagh Midco 3 plc	Insurance broker and underwriting servicer	First lien senior secured loan	8.81%	LIBOR (S)	5.75%	08/2021	07/2026		90.0	90.0	89.1	(2)(6)(11)
		First lien senior secured loan	8.19%	Euribor (Q)	6.50%	08/2022	07/2026		66.8	64.5	66.8	(2)(6)(11)
		First lien senior secured loan	8.19%	SONIA (S)	7.00%	06/2020	07/2026		75.0	79.4	75.0	(2)(6)(11)
		First lien senior secured loan	8.00%	Euribor (S)	7.00%	06/2020	07/2026		7.0	7.5	7.0	(2)(6)(11)
		Senior subordinated loan	11.50% PIK			06/2020	01/2027		1.4	1.4	1.4	(2)(6)(18)
										242.8	239.3
Benecon Midco II LLC and Locutus Holdco LLC (15)	Employee benefits provider for small and mid-size employers	Common units				12/2020		9,803,682		10.0	22.1
Benefytt Technologies, Inc. (15)	Health insurance sales platform provider	First lien senior secured loan	13.16% (9.18% PIK)	SOFR (S)	8.75%	08/2021	08/2027		29.1	29.1	23.9	(2)(11)
Captive Resources Midco, LLC (15)	Provider of independent consulting services to member-owned group captives	First lien senior secured loan	7.20%	SOFR (M)	2.88%	07/2022	07/2029		0.1	0.1	0.1	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Foundation Risk Partners, Corp. (15)	Full service independent insurance agency	First lien senior secured revolving loan	10.32%	SOFR (M)	6.00%	10/2021	10/2027		8.6	8.6	8.5	(2)(11)
		First lien senior secured loan	10.68%	SOFR (Q)	6.00%	10/2021	10/2028		112.6	112.6	111.5	(2)(11)
		First lien senior secured loan	10.68%	SOFR (Q)	6.00%	04/2022	10/2028		30.3	30.3	30.0	(2)(11)
		First lien senior secured loan	10.68%	SOFR (Q)	6.00%	10/2021	10/2028		1.1	1.1	1.1	(2)(11)
										152.6	151.1
Galway Borrower LLC (15)	Insurance service provider	First lien senior secured revolving loan				09/2021	09/2027		—	—	—	(13)
		First lien senior secured loan	9.98%	LIBOR (Q)	5.25%	09/2021	09/2028		34.2	34.2	32.8	(2)(11)
										34.2	32.8
High Street Buyer, Inc. and High Street Holdco LLC (15)	Insurance brokerage platform	First lien senior secured loan	10.73%	LIBOR (Q)	6.00%	04/2021	04/2028		22.8	22.8	22.6	(2)(11)
		First lien senior secured loan	9.99%	LIBOR (Q)	5.75%	02/2022	04/2028		14.7	14.7	14.4	(2)(11)
		First lien senior secured loan	10.73%	LIBOR (Q)	6.00%	08/2021	04/2028		12.3	12.3	12.1	(2)(11)
		Series A preferred units	10.00% PIK			04/2021		110,561,971		125.5	112.9	(2)
		Series A common units	10.00% PIK			04/2021		4,649,000		5.5	7.1	(2)
		Series C common units	10.00% PIK			04/2021		5,666,050		0.7	8.6	(2)
										181.5	177.7
Inszone Mid, LLC and INSZ Holdings, LLC (15)	Insurance brokerage firm	First lien senior secured loan	11.33%	SOFR (M)	7.00%	11/2022	11/2028		17.6	17.6	17.1	(2)(11)
		Limited partnership interests				11/2022		246,143		1.7	1.7
										19.3	18.8
K2 Insurance Services, LLC and K2 Holdco LP (15)	Specialty insurance and managing general agency	First lien senior secured loan	9.73%	LIBOR (Q)	5.00%	07/2019	07/2026		50.4	50.4	50.4	(2)(11)
		First lien senior secured loan	9.73%	LIBOR (Q)	5.00%	12/2021	07/2026		2.3	2.3	2.3	(2)(11)
		First lien senior secured loan	9.54%	LIBOR (Q)	5.00%	08/2021	07/2026		0.2	0.2	0.2	(2)(11)
		Common units				07/2019		799,000		0.8	2.3	(2)
										53.7	55.2
OneDigital Borrower LLC (15)	Benefits broker and outsourced workflow automation platform provider for brokers	First lien senior secured revolving loan				11/2020	11/2025		—	—	—	(13)
Patriot Growth Insurance Services, LLC (15)	National retail insurance agency	First lien senior secured loan	8.87%	LIBOR (Q)	5.50%	10/2021	10/2028		16.0	15.8	15.5	(2)(11)
People Corporation (15)	Provider of group benefits, group retirement and human resources services	First lien senior secured revolving loan	10.99%	CDOR (Q)	6.25%	02/2021	02/2027		1.3	1.3	1.3	(2)(6)(11)
		First lien senior secured loan	10.91%	LIBOR (Q)	6.25%	02/2021	02/2028		40.9	43.7	40.5	(2)(6)(11)
		First lien senior secured loan	10.91%	CDOR (Q)	6.25%	02/2021	02/2028		12.8	14.0	12.6	(2)(6)(11)
		First lien senior secured loan	10.17%	CDOR (Q)	5.50%	09/2021	02/2028		8.1	8.4	7.8	(2)(6)(11)
										67.4	62.2
Riser Merger Sub, Inc. (15)	Insurance program administrator	First lien senior secured loan	9.33%	SOFR (Q)	5.75%	08/2022	08/2028		0.7	0.8	0.7	(2)(11)
RSC Acquisition, Inc. and RSC Insurance Brokerage, Inc. (15)	Insurance broker	First lien senior secured loan	9.79%	SOFR (Q)	5.50%	11/2019	10/2026		32.8	32.8	31.8	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
SageSure Holdings, LLC & Insight Catastrophe Group, LLC (15)	Insurance service provider	First lien senior secured revolving loan	10.14%	LIBOR (M)	5.75%	01/2022	01/2028		5.9	5.9	5.9	(2)(11)
		First lien senior secured loan	10.13% (1.63% PIK)	LIBOR (M)	5.75%	01/2022	01/2028		14.0	14.0	13.9	(2)(11)
		Series A units				02/2022		732		15.6	16.0
										35.5	35.8
SCM Insurance Services Inc. (15)	Provider of claims management, claims investigation & support and risk management solutions for the Canadian property and casualty insurance industry	First lien senior secured loan	11.16%	CDOR (Q)	6.25%	06/2022	08/2024		61.1	64.2	61.1	(2)(6)(11)
SelectQuote, Inc.	Direct to consumer insurance distribution platform	First lien senior secured loan	12.42% (2.00% PIK)	SOFR (M)	8.00%	11/2019	11/2024		22.2	22.2	19.5	(2)(11)
SG Acquisition, Inc.	Provider of insurance solutions for car sales	First lien senior secured loan	9.17%	LIBOR (Q)	5.00%	01/2020	01/2027		33.8	33.8	33.5	(2)(11)
Spring Insurance Solutions, LLC	Technology-based direct to consumer sales and marketing platform for insurance products	First lien senior secured loan	11.23%	LIBOR (Q)	6.50%	11/2020	11/2025		22.0	22.0	19.6	(2)(11)
THG Acquisition, LLC (15)	Multi-line insurance broker	First lien senior secured loan	9.88%	LIBOR (M)	5.50%	12/2021	12/2026		17.0	17.0	16.7	(2)(11)
		First lien senior secured loan	10.13%	LIBOR (M)	5.75%	12/2020	12/2026		14.9	14.9	14.7	(2)(11)
		First lien senior secured loan	10.13%	LIBOR (M)	5.75%	12/2019	12/2026		0.1	0.1	0.1	(2)(11)
										32.0	31.5

										1,152.6	1,132.8		11.86%
Power Generation
Apex Clean Energy TopCo, LLC (4)	Developer, builder and owner of utility-scale wind and solar power facilities	Class A common units				11/2021		1,335,610		98.7	150.6
Ferrellgas, L.P. and Ferrellgas Partners, L.P.	Distributor of propane and related accessories	Senior preferred units	8.96%			03/2021		59,422		59.5	60.0
		Class B units				09/2022		59,428		14.9	14.9
										74.4	74.9
Heelstone Renewable Energy, LLC and Heelstone Renewable Energy Investors, LLC (5)	Developer of utility scale solar systems	First lien senior secured loan	11.00% (8.54% PIK)			04/2021	04/2024		79.3	79.3	79.3	(2)
		Class A1 units				04/2021		76,446,352		77.1	124.0
		Class A2 units				03/2022		4,072,278		3.8	6.3
										160.2	209.6
Opal Fuels LLC and Opal Fuels Inc.	Owner of natural gas facilities	Senior subordinated loan	8.00% PIK			07/2022	12/2026		28.5	24.8	28.5	(6)
		Class A common stock				07/2022		3,059,533		23.3	22.3	(6)(18)
										48.1	50.8
PosiGen, Inc.	Seller and leaser of solar power systems for residential and commercial customers	Warrant to purchase shares of series D-1 preferred stock				06/2021	06/2028	101,555		—	—
		Warrant to purchase shares of common stock				01/2020	01/2027	1,112,022		—	—
										—	—
Potomac Intermediate Holdings II LLC (5)	Gas turbine power generation facilities operator	Series A units				11/2021		226,884,442		185.7	143.2

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Riverview Power LLC (15)	Operator of natural gas and oil fired power generation facilities	First lien senior secured loan	13.73%	LIBOR (Q)	9.00%	08/2021	06/2024		57.6	56.7	57.6	(2)(11)
SE1 Generation, LLC	Solar power developer	Senior subordinated loan	12.25% (5.50% PIK)			12/2019	05/2023		57.5	57.5	57.5	(2)
Sunrun Atlas Depositor 2019-2, LLC and Sunrun Atlas Holdings 2019-2, LLC	Residential solar energy provider	First lien senior secured loan	3.61%			10/2019	02/2055		0.1	0.1	0.1	(2)
		Senior subordinated loan	11.16% (5.01% PIK)	LIBOR (Q)	6.75%	11/2019	11/2025		147.9	147.9	136.1	(2)(11)
										148.0	136.2
Sunrun Luna Holdco 2021, LLC (15)	Residential solar energy provider	Senior subordinated revolving loan	7.86%	SOFR (Q)	3.50%	03/2022	04/2024		24.4	24.4	24.2	(2)(6)
		Senior subordinated revolving loan	8.95%	SOFR (Q)	7.88%	03/2022	04/2024		16.3	16.3	16.1	(2)(6)
										40.7	40.3
Sunrun Xanadu Issuer 2019-1, LLC and Sunrun Xanadu Holdings 2019-1, LLC	Residential solar energy provider	First lien senior secured loan	3.98%			06/2019	06/2054		0.3	0.3	0.3	(2)
		Senior subordinated loan	10.00% (6.00% PIK)	LIBOR (Q)	6.75%	06/2019	07/2030		72.5	72.5	67.3	(2)(11)
										72.8	67.6

										942.8	988.3		10.34%
Consumer Services
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc. (5)	Restaurant owner and operator	First lien senior secured loan				12/2016	08/2022		8.3	—	—	(2)(10)
Aimbridge Acquisition Co., Inc.	Hotel operator	Second lien senior secured loan	11.62%	LIBOR (M)	7.50%	02/2019	02/2027		22.5	22.3	21.8	(2)
American Residential Services L.L.C. and Aragorn Parent Holdings LP (15)	Heating, ventilation and air conditioning services provider	First lien senior secured revolving loan	7.14%	LIBOR (M)	2.75%	10/2020	10/2025		0.6	0.6	0.6	(2)
		First lien senior secured revolving loan	9.25%	Base Rate (M)	1.75%	10/2020	10/2025		0.3	0.3	0.3	(2)
		Second lien senior secured loan	13.23%	LIBOR (Q)	8.50%	10/2020	10/2028		56.4	56.4	56.4	(2)(11)
		Series A preferred units	10.00% PIK			10/2020		2,531,500		3.2	6.5	(2)
										60.5	63.8
ATI Restoration, LLC (15)	Provider of disaster recovery services	First lien senior secured revolving loan	11.50%	Base Rate (Q)	4.00%	07/2020	07/2026		4.7	4.7	4.7	(2)(11)(14)
		First lien senior secured loan	9.36%	SOFR (Q)	5.00%	07/2020	07/2026		33.0	33.0	33.0	(2)(11)
		First lien senior secured loan	9.65%	SOFR (Q)	5.00%	05/2022	07/2026		8.2	8.2	8.2	(2)(11)
										45.9	45.9
Belfor Holdings, Inc. (15)	Disaster recovery services provider	First lien senior secured revolving loan	7.25%	LIBOR (M)	3.75%	04/2019	04/2024		11.6	12.1	12.1	(2)(14)
		First lien senior secured revolving loan	10.25%	Base Rate (M)	2.75%	04/2019	04/2024		1.4	1.5	1.4	(2)(14)
										13.6	13.5

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Cipriani USA, Inc. and Cipriani Group Holding S.A.R.L.	Manager and operator of banquet facilities, restaurants, hotels and other leisure properties	First lien senior secured loan	15.48%	LIBOR (Q)	10.75%	05/2018	05/2023		68.2	68.0	66.9	(2)(11)
		First lien senior secured loan	15.48%	LIBOR (Q)	10.75%	12/2020	05/2023		30.0	29.7	29.4	(2)(11)
		First lien senior secured loan	15.48%	LIBOR (Q)	10.75%	12/2019	05/2023		20.0	19.7	19.6	(2)(11)
		First lien senior secured loan	15.48%	LIBOR (Q)	10.75%	07/2019	05/2023		15.5	15.4	15.2	(2)(11)
		First lien senior secured loan	15.23%	LIBOR (Q)	10.50%	11/2018	05/2023		12.2	12.2	11.9	(2)(11)
		First lien senior secured loan	15.48%	LIBOR (Q)	10.75%	06/2020	05/2023		4.9	4.9	4.8	(2)(11)
		First lien senior secured loan	15.48%	LIBOR (Q)	10.75%	08/2018	05/2023		3.0	3.0	3.0	(2)(11)
		First lien senior secured loan	15.48%	LIBOR (Q)	10.75%	11/2018	05/2023		3.0	3.0	3.0	(2)(11)
		Warrant to purchase units of shares				03/2021	03/2041	718.66		2.1	8.8	(2)(6)
										158.0	162.6
CMG HoldCo, LLC and CMG Buyer Holdings, Inc. (15)	Provider of commercial HVAC equipment maintenance and repair services	First lien senior secured revolving loan	9.47%	SOFR (Q)	5.00%	05/2022	05/2028		0.4	0.4	0.4	(2)(11)
		First lien senior secured loan	9.52%	SOFR (Q)	5.25%	05/2022	05/2028		21.8	21.8	21.4	(2)(11)
		First lien senior secured loan	9.40%	SOFR (Q)	5.00%	05/2022	05/2028		3.8	3.8	3.7	(2)(11)
		Common stock				05/2022		289		2.9	4.6	(2)
										28.9	30.1
CST Holding Company (15)	Provider of ignition interlock devices	First lien senior secured revolving loan	10.97%	SOFR (M)	6.75%	11/2022	11/2028		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	10.97%	SOFR (M)	6.75%	11/2022	11/2028		11.8	11.8	11.4	(2)(11)
										12.0	11.6
Essential Services Holding Corporation and OMERS Mahomes Investment Holdings LLC (15)	Provider of plumbing and HVAC services	First lien senior secured revolving loan				11/2020	11/2025		—	—	—	(13)
		First lien senior secured loan	9.49%	LIBOR (Q)	5.75%	04/2021	11/2026		78.1	78.1	76.5	(2)(11)
		First lien senior secured loan	9.49%	LIBOR (Q)	5.75%	11/2020	11/2026		48.2	48.2	47.2	(2)(11)
		First lien senior secured loan	9.71%	LIBOR (Q)	5.75%	11/2021	11/2026		19.6	19.6	19.2	(2)(11)
		First lien senior secured loan	14.94%	LIBOR (Q)	10.19%	11/2021	11/2026		5.6	5.6	5.5	(2)(11)
		Class A units				11/2020		6,447		22.9	42.0	(2)
										174.4	190.4
Infinity Home Services HoldCo, Inc. and IHS Parent Holdings, L.P. (15)	Provider of residential roofing and exterior repair and replacement services	First lien senior secured loan	11.40%	SOFR (Q)	6.75%	12/2022	12/2028		11.4	11.4	11.1	(2)(11)
		Class A units				12/2022		9,524,000		9.5	9.5	(2)
										20.9	20.6
Jenny C Acquisition, Inc.	Health club franchisor	Senior subordinated loan	8.00% PIK			04/2019	04/2025		1.6	1.6	1.6	(2)
KeyStone Sub-debt HoldCo, LLC	Planet Fitness franchisee	Senior subordinated loan	10.00% PIK			01/2021	01/2027		60.0	57.6	58.8	(2)
		Senior subordinated loan	10.00% PIK			09/2021	01/2027		8.0	8.0	7.8	(2)
		Warrant to purchase Class C interests				01/2021	01/2027	24.7581		3.6	8.3	(2)
										69.2	74.9

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Leviathan Intermediate Holdco, LLC and Leviathan Holdings, L.P. (15)	Franchising platform offering adolescent development programs	First lien senior secured revolving loan	12.54%	SOFR (S)	7.50%	12/2022	12/2027		0.7	0.7	0.7	(2)(11)
		First lien senior secured loan	12.54%	SOFR (S)	7.50%	12/2022	12/2027		16.2	16.2	15.8	(2)(11)
		Limited partnership interests				12/2022		1,972,732		2.0	2.0
										18.9	18.5
LSP Holdco, LLC and ZBS Mechanical Group Co-Invest Fund 2, LLC (15)	Provider of residential HVAC and plumbing services	First lien senior secured loan	10.59%	SOFR (Q)	6.38%	10/2021	10/2026		21.2	21.2	21.6	(2)(11)
		First lien senior secured loan	10.89%	SOFR (Q)	6.38%	04/2022	10/2026		6.7	6.7	6.8	(2)(11)
		First lien senior secured loan	10.42%	SOFR (Q)	6.38%	09/2022	10/2026		6.1	6.1	6.2	(2)(11)
		Membership interest				10/2021		2,771,000		2.8	15.5
										36.8	50.1
ME Equity LLC	Franchisor in the massage industry	Common stock				09/2012		3,000,000		3.0	4.5	(2)
Movati Athletic (Group) Inc.	Premier health club operator	First lien senior secured loan	10.18% (0.50% PIK)	CDOR (Q)	6.00%	10/2017	10/2024		4.7	4.9	4.6	(2)(6)(11)
OTG Management, LLC	Airport restaurant operator	Class A preferred units				08/2016		3,000,000		25.3	13.1	(2)
		Common units				01/2011		3,000,000		3.0	—
		Warrant to purchase of common units				06/2008	06/2028	7.73%		0.1	—
										28.4	13.1
Pueblo Mechanical and Controls, LLC and OMERS PMC Investment Holdings LLC (15)	Provider of commercial HVAC services	First lien senior secured loan	10.47%	SOFR (Q)	6.00%	08/2022	08/2028		1.4	1.4	1.4	(2)(11)
		Class A units				08/2022		1,001		9.7	11.0	(2)
										11.1	12.4
Pyramid Management Advisors, LLC and Pyramid Investors, LLC (15)	Hotel operator	First lien senior secured revolving loan	11.60% (1.25% PIK)	LIBOR (M)	7.25%	04/2018	07/2023		9.7	9.7	9.7	(2)(11)(14)
		First lien senior secured loan	11.63% (1.25% PIK)	LIBOR (M)	7.25%	04/2018	07/2023		16.9	16.9	16.9	(2)(11)
		First lien senior secured loan	11.63% (1.25% PIK)	LIBOR (M)	7.25%	12/2019	07/2023		0.1	0.1	0.1	(2)(11)
		Preferred membership units				07/2016		996,833		1.0	0.9
										27.7	27.6
Redwood Services, LLC and Redwood Services Holdco, LLC (15)	Provider of residential HVAC and plumbing services	First lien senior secured loan	11.17%	SOFR (M)	6.75%	09/2022	12/2025		0.8	0.8	0.8	(2)(11)
		First lien senior secured loan	11.17%	SOFR (M)	6.75%	12/2021	12/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.17%	SOFR (M)	6.75%	12/2020	12/2025		0.2	0.2	0.2	(2)(11)
		Series D units	8.00% PIK			12/2020		19,592,999		20.5	33.9
										21.6	35.0
Safe Home Security, Inc., Security Systems Inc., Safe Home Monitoring, Inc., National Protective Services, Inc., Bright Integrations LLC and Medguard Alert, Inc.	Provider of safety systems for business and residential customers	First lien senior secured loan	11.63%	LIBOR (M)	7.25%	08/2020	08/2024		47.9	47.9	47.9	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Service Logic Acquisition, Inc. and MSHC, Inc.	Heating, ventilation and air conditioning services provider	First lien senior secured loan	9.59%	SOFR (Q)	5.50%	10/2022	10/2027		0.1	0.1	0.1	(2)(11)
SV-Burton Holdings, LLC and LBC Breeze Holdings LLC (15)	Provider of HVAC and plumbing services to residential and commercial customers	First lien senior secured loan	9.93%	LIBOR (Q)	5.50%	12/2021	12/2027		1.3	1.3	1.3	(2)(11)
		Class A units				12/2021		4,296		4.3	4.8
										5.6	6.1
Taymax Group, L.P., Taymax Group G.P., LLC, PF Salem Canada ULC and TCP Fit Parent, L.P. (15)	Planet Fitness franchisee	First lien senior secured revolving loan	9.51% (0.50% PIK)	LIBOR (S)	4.75%	07/2018	07/2025		0.4	0.4	0.4	(2)(11)
		First lien senior secured revolving loan	10.05% (0.50% PIK)	SOFR (M)	5.63%	07/2018	07/2025		0.4	0.4	0.4	(2)(11)
		First lien senior secured loan	8.92% (0.50% PIK)	LIBOR (S)	4.75%	03/2020	07/2025		1.4	1.4	1.4	(2)(11)
		Class A units				07/2018		37,020		3.8	4.6
										6.0	6.8
The Alaska Club Partners, LLC, Athletic Club Partners LLC and The Alaska Club, Inc. (15)	Premier health club operator	First lien senior secured loan	14.00% (2.00% PIK)	Base Rate (Q)	6.50%	12/2019	12/2024		12.5	12.5	12.5	(2)(11)
The Arcticom Group, LLC and AMCP Mechanical Holdings, LP (15)	Refrigeration, heating, ventilation and air conditioning services provider	First lien senior secured revolving loan	10.10%	LIBOR (M)	6.00%	12/2021	12/2027		8.9	8.9	8.8	(2)(11)
		First lien senior secured revolving loan	12.50%	Base Rate (M)	5.00%	12/2021	12/2027		2.5	2.5	2.5	(2)(11)
		First lien senior secured loan	9.57%	LIBOR (S)	6.00%	08/2022	12/2027		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	11.08%	LIBOR (Q)	6.00%	12/2021	12/2027		0.2	0.2	0.2	(2)(11)
		Class A units				12/2021		5,667,160		5.7	8.5
										17.5	20.2
YE Brands Holdings, LLC (15)	Sports camp operator	First lien senior secured revolving loan	9.47%	SOFR (Q)	5.00%	10/2021	10/2027		1.5	1.5	1.5	(2)(11)
		First lien senior secured loan	9.93%	SOFR (Q)	5.25%	06/2022	10/2027		8.2	8.2	8.2	(2)(11)
		First lien senior secured loan	9.68%	SOFR (Q)	5.00%	10/2021	10/2027		0.1	0.1	0.1	(2)(11)
										9.8	9.8

										859.1	906.0		9.48%
Consumer Durables and Apparel
Badger Sportswear Acquisition, Inc.	Provider of team uniforms and athletic wear	Second lien senior secured loan	13.57%	LIBOR (Q)	9.00%	09/2016	06/2024		56.8	56.8	56.8	(2)(11)
Bowhunter Holdings, LLC	Provider of branded archery and bowhunting accessories	Common units				04/2014		421		4.2	—
Centric Brands LLC and Centric Brands GP LLC (15)	Designer, marketer and distributor of licensed and owned apparel	First lien senior secured revolving loan	9.70%	SOFR (Q)	5.75%	05/2020	10/2024		5.0	5.0	4.7	(2)(11)
		First lien senior secured loan	13.30% (7.33% PIK)	SOFR (Q)	9.00%	10/2018	10/2025		75.4	75.3	70.9	(2)(11)
		Membership interests				10/2018		279,392		2.9	2.9	(2)
										83.2	78.5

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
DRS Holdings III, Inc. and DRS Holdings I, Inc. (15)	Footwear and orthopedic foot-care brand	First lien senior secured loan	10.47%	LIBOR (Q)	5.75%	11/2019	11/2025		28.0	28.0	26.8	(2)(11)
		First lien senior secured loan	10.47%	LIBOR (Q)	5.75%	06/2021	11/2025		25.8	25.8	24.8	(11)
		Common stock				11/2019		8,549		8.5	7.2	(2)
										62.3	58.8
Implus Footcare, LLC	Provider of footwear and other accessories	First lien senior secured loan	13.98% (1.50% PIK)	SOFR (Q)	9.25%	06/2017	04/2024		102.7	102.7	92.4	(2)(11)
		First lien senior secured loan	12.48% (0.27% PIK)	SOFR (Q)	7.75%	06/2017	04/2024		14.1	14.1	12.6	(2)(11)
		First lien senior secured loan	12.48% (0.27% PIK)	SOFR (Q)	7.75%	07/2018	04/2024		5.0	5.0	4.5	(2)(11)
		First lien senior secured loan	13.98% (0.30% PIK)	SOFR (Q)	9.25%	06/2016	04/2024		1.3	1.3	1.1	(2)(11)
										123.1	110.6
Johnnie-O Inc. and Johnnie-O Holdings Inc.	Apparel retailer	First lien senior secured loan	10.65% (4.50% PIK)	SOFR (Q)	6.00%	03/2022	03/2027		19.2	18.3	18.8	(2)(11)
		Series A convertible preferred stock				03/2022		144,211		4.3	5.5	(2)
		Warrant to purchase shares of common stock				03/2022	03/2032	76,491		1.0	1.3	(2)
										23.6	25.6
Lew's Intermediate Holdings, LLC (15)	Outdoor brand holding company	First lien senior secured loan	9.40%	SOFR (Q)	5.00%	02/2021	02/2028		1.0	1.0	0.9	(2)(11)
New Era Cap, LLC	Sports apparel manufacturing company	First lien senior secured loan	9.94%	LIBOR (Q)	6.00%	01/2022	07/2027		27.8	27.8	27.8	(2)(11)
Pelican Products, Inc. (15)	Flashlights manufacturer	Second lien senior secured loan	12.20%	LIBOR (Q)	7.75%	12/2021	12/2029		60.0	60.0	55.8	(2)(11)
Rawlings Sporting Goods Company, Inc. and Easton Diamond Sports, LLC	Sports equipment manufacturing company	First lien senior secured loan	11.48%	LIBOR (Q)	6.75%	12/2020	12/2026		49.7	49.7	49.7	(2)(11)
		First lien senior secured loan	11.48%	LIBOR (Q)	6.75%	11/2021	12/2026		0.1	0.1	0.1	(2)(11)
										49.8	49.8
Reef Lifestyle, LLC (15)	Apparel retailer	First lien senior secured revolving loan	14.50% (2.00% PIK)	SOFR (Q)	10.00%	10/2018	10/2024		35.5	35.5	34.4	(2)(11)(14)
		First lien senior secured revolving loan	14.32% (4.96% PIK)	SOFR (M)	10.00%	07/2020	10/2024		1.0	0.9	1.0	(2)(11)(14)
		First lien senior secured loan	12.74% (2.00% PIK)	LIBOR (Q)	8.00%	10/2018	10/2024		23.7	23.7	22.9	(2)(11)
		First lien senior secured loan	10.15% (2.00% PIK)	LIBOR (Q)	5.75%	07/2020	10/2024		1.3	1.3	1.3	(2)(11)
										61.4	59.6
S Toys Holdings LLC (fka The Step2 Company, LLC) (5)	Toy manufacturer	Class B common units				10/2014		126,278,000		—	—
		Common units				04/2011		1,116,879		—	—
		Warrant to purchase units				04/2010		3,157,895		—	—
										—	—
SHO Holding I Corporation	Manufacturer and distributor of slip resistant footwear	Second lien senior secured loan				10/2015	10/2024		124.9	120.4	82.4	(2)(10)
Shock Doctor, Inc. and Shock Doctor Holdings, LLC (4)(15)	Developer, marketer and distributor of sports protection equipment and accessories	First lien senior secured loan	9.84%	SOFR (Q)	5.00%	05/2019	05/2024		0.1	0.1	0.1	(2)(11)
		Class A preferred units				03/2014		50,000		5.0	1.8	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Class C preferred units				04/2015		50,000		5.0	1.8	(2)
		Preferred units				05/2019		14,591		1.6	2.3	(2)
										11.7	6.0
SVP-Singer Holdings Inc. and SVP-Singer Holdings LP	Manufacturer of consumer sewing machines	First lien senior secured loan	11.48%	LIBOR (Q)	6.75%	07/2021	07/2028		44.4	43.5	36.4	(2)(11)
		Class A common units				07/2021		6,264,706		26.1	4.0	(2)
										69.6	40.4
Totes Isotoner Corporation and Totes Ultimate Holdco, Inc. (4)	Designer, marketer, and distributor of rain and cold weather products	First lien senior secured loan	10.38%	LIBOR (M)	6.00%	12/2019	12/2024		2.2	2.2	1.9	(2)(11)
		First lien senior secured loan	8.38%	LIBOR (M)	4.00%	12/2019	06/2024		1.6	1.6	1.6	(2)(11)
		Common stock				12/2019		861,000		6.0	0.2	(2)
										9.8	3.7
Varsity Brands Holding Co., Inc. and BCPE Hercules Holdings, LP	Leading manufacturer and distributor of textiles, apparel & luxury goods	First lien senior secured loan	7.88%	LIBOR (M)	3.50%	04/2020	12/2024		14.8	14.0	14.2	(2)(11)(18)
		Second lien senior secured loan	12.63%	LIBOR (M)	8.25%	12/2017	12/2025		122.7	122.7	121.5	(2)(11)
		Second lien senior secured loan	12.63%	LIBOR (M)	8.25%	07/2018	12/2025		21.1	21.1	20.9	(2)(11)
		Class A Units				07/2018		1,400		1.4	1.0	(2)
										159.2	157.6

										923.9	814.3		8.52%
Capital Goods
AI Aqua Merger Sub, Inc.	End to end provider of water solutions to a wide range of customer bases	First lien senior secured loan	7.97%	SOFR (M)	3.75%	06/2021	07/2028		1.0	1.0	0.9	(2)(11)(18)
API Commercial Inc., API Military Inc., and API Space Intermediate, Inc.	Provider of military aircraft aftermarket parts and distribution, repair and logistics services	First lien senior secured loan				05/2022	08/2025		7.3	3.6	3.6	(2)(10)
Arrowhead Holdco Company and Arrowhead GS Holdings, Inc.	Distributor of non-discretionary, mission-critical aftermarket replacement parts	First lien senior secured loan	8.68%	SOFR (Q)	4.50%	08/2021	08/2028		0.1	0.1	0.1	(2)(11)
		Common stock				08/2021		5,054		5.1	6.4	(2)
										5.2	6.5
BlueHalo Financing Holdings, LLC, BlueHalo Global Holdings, LLC, and BlueHalo, LLC (15)	Provides products and services to the Department of Defense and Intelligence Community	First lien senior secured revolving loan	10.72%	LIBOR (Q)	6.00%	05/2022	10/2025		2.8	2.7	2.7	(2)(11)
		First lien senior secured loan	10.70%	LIBOR (Q)	6.00%	05/2022	10/2025		1.0	1.0	1.0	(2)(11)
										3.7	3.7
Burgess Point Purchaser Corporation	Remanufacturer of mission-critical and non-discretionary aftermarket vehicle, industrial, energy storage, and solar replacement parts	First lien senior secured loan	9.67%	SOFR (M)	5.25%	07/2022	07/2029		4.8	4.4	4.3	(2)(11)(18)
Cadence Aerospace, LLC (15)	Aerospace precision components manufacturer	First lien senior secured revolving loan	12.92% (2.00% PIK)	LIBOR (Q)	8.50%	11/2017	08/2023		13.7	13.7	13.4	(2)(11)(14)
		First lien senior secured revolving loan	12.92% (2.00% PIK)	LIBOR (Q)	8.50%	07/2020	11/2023		1.0	1.0	1.0	(2)(11)(14)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	12.92% (2.00% PIK)	LIBOR (Q)	8.50%	11/2017	11/2023		31.1	31.1	30.5	(2)(11)
		First lien senior secured loan	12.92% (2.00% PIK)	LIBOR (Q)	8.50%	10/2019	11/2023		11.9	11.9	11.6	(2)(11)
		First lien senior secured loan	12.92% (2.00% PIK)	LIBOR (Q)	8.50%	07/2018	11/2023		9.7	9.7	9.5	(2)(11)
		First lien senior secured loan	13.23% (2.00% PIK)	LIBOR (Q)	8.50%	02/2020	11/2023		7.8	7.8	7.6	(2)(11)
		First lien senior secured loan	12.92% (2.00% PIK)	LIBOR (Q)	8.50%	07/2020	11/2023		5.3	5.2	5.2	(2)(11)
										80.4	78.8
DFS Holding Company, Inc.	Distributor of maintenance, repair, and operations parts, supplies, and equipment to the foodservice industry	First lien senior secured loan	9.44%	LIBOR (M)	6.00%	07/2017	08/2023		164.9	164.9	164.9	(2)(11)
		First lien senior secured loan	10.38%	LIBOR (M)	6.00%	05/2020	08/2023		6.5	6.5	6.5	(2)(11)
		First lien senior secured loan	10.38%	LIBOR (M)	6.00%	03/2017	08/2023		4.3	4.3	4.3	(2)(11)
										175.7	175.7
Dynamic NC Aerospace Holdings, LLC and Dynamic NC Investment Holdings, LP (15)	Provider of aerospace technology and equipment	First lien senior secured loan	11.65%	SOFR (Q)	7.00%	12/2020	12/2026		23.2	23.2	23.2	(2)(11)
		Common units				12/2020		9,773,000		9.8	9.0
										33.0	32.2
EPS NASS Parent, Inc. (15)	Provider of maintenance and engineering services for electrical infrastructure	First lien senior secured revolving loan	10.48%	LIBOR (Q)	5.75%	04/2021	04/2026		0.8	0.8	0.8	(2)(11)(14)
		First lien senior secured loan	10.48%	LIBOR (Q)	5.75%	04/2021	04/2028		0.2	0.2	0.2	(2)(11)
										1.0	1.0
ESCP PPG Holdings, LLC (4)	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	Class A-1 units				08/2022		96,897		2.3	3.0	(2)
		Class A-2 units				12/2016		3,500		3.5	0.1	(2)
										5.8	3.1
Harvey Tool Company, LLC (15)	Manufacturer of cutting tools used in the metalworking industry	First lien senior secured loan	10.64%	LIBOR (S)	5.50%	10/2021	10/2027		1.1	1.1	1.1	(2)(11)
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation (5)	Provider of high-speed intelligent document scanning hardware and software	Senior subordinated loan	14.00%			01/2017	12/2023		16.6	16.5	16.6	(2)
		Series A preferred stock	8.00% PIK			01/2017		73,804,135		1.5	29.8
		Class A common stock				01/2017		48,082		—	0.1
		Class B common stock				01/2017		431,055		0.1	1.3
										18.1	47.8
Kene Acquisition, Inc. and Kene Holdings, L.P. (15)	National utility services firm providing engineering and consulting services to natural gas, electric power and other energy and industrial end markets	First lien senior secured revolving loan				08/2019	08/2024		—	—	—	(13)
		First lien senior secured loan	8.98%	LIBOR (Q)	4.25%	08/2019	08/2026		40.6	40.6	39.8	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Class A units				08/2019		4,549,000		4.5	7.0	(2)
										45.1	46.8
Lower ACS, Inc. (15)	Provider of commercial HVAC equipment and services	First lien senior secured loan	10.13%	LIBOR (M)	5.75%	01/2022	01/2028		5.4	5.4	5.4	(2)(11)
LTG Acquisition, Inc.	Designer and manufacturer of display, lighting and passenger communication systems for mass transportation markets	Class A membership units				01/2017		5,000		5.1	—
Maverick Acquisition, Inc.	Manufacturer of precision machined components for defense and high-tech industrial platforms	First lien senior secured loan	10.98%	LIBOR (Q)	6.25%	06/2021	06/2027		27.6	27.6	25.4	(2)(11)
MB Aerospace Holdings II Corp.	Aerospace engine components manufacturer	First lien senior secured loan	8.23%	LIBOR (Q)	3.50%	06/2021	01/2025		14.3	13.4	12.5	(2)(11)
		Second lien senior secured loan	13.73%	LIBOR (Q)	9.00%	01/2018	01/2026		68.4	68.4	63.6	(2)(11)
		Second lien senior secured loan	13.73%	LIBOR (Q)	9.00%	05/2019	01/2026		23.6	23.6	22.0	(2)(11)
										105.4	98.1
NCWS Intermediate, Inc. and NCWS Holdings LP (15)	Manufacturer and supplier of car wash equipment, parts and supplies to the conveyorized car wash market	First lien senior secured loan	10.38%	LIBOR (M)	6.00%	11/2021	12/2026		97.0	97.0	95.1	(2)(11)
		First lien senior secured loan	10.38%	LIBOR (M)	6.00%	12/2020	12/2026		0.2	0.2	0.2	(2)(11)
		Class A-2 common units				12/2020		12,296,000		12.9	18.5	(2)
										110.1	113.8
Noble Aerospace, LLC (15)	Provider of metal finishing services to the aerospace, military and defense sectors	First lien senior secured revolving loan				05/2022	09/2023		—	—	—	(13)
Osmose Utilities Services, Inc. and Pine Intermediate Holding LLC	Provider of structural integrity management services to transmission and distribution infrastructure	Second lien senior secured loan	11.13%	LIBOR (M)	6.75%	06/2021	06/2029		55.3	55.3	51.4	(2)(11)
Precinmac (US) Holdings Inc., Trimaster Manufacturing Inc. and Blade Group Holdings, LP.	Manufacturer of high-tolerance precision machined components and assemblies for the aerospace and defense industry	First lien senior secured loan	10.42%	SOFR (M)	6.00%	08/2021	08/2027		11.7	11.7	11.4	(2)(6)(11)
		First lien senior secured loan	10.42%	SOFR (M)	6.00%	04/2022	08/2027		4.0	4.0	3.9	(2)(6)(11)
		Class A units				08/2021		88,420		13.4	26.5	(2)
										29.1	41.8
Prime Buyer, L.L.C. (15)	Provider of track systems, cabs, hulls, doors, and various armored components for defense/military vehicle applications	First lien senior secured revolving loan	9.88%	SOFR (Q)	5.25%	05/2022	12/2026		2.7	2.0	2.6	(2)(11)
Qnnect, LLC and Connector TopCo, LP (15)	Manufacturer of highly engineered hermetic packaging products	First lien senior secured loan	11.11%	SOFR (Q)	7.00%	11/2022	11/2029		10.6	10.6	10.3	(2)(11)
		Limited partnership interests				11/2022		992,500		9.9	9.9	(2)
										20.5	20.2

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Radius Aerospace, Inc. and Radius Aerospace Europe Limited (15)	Metal fabricator in the aerospace industry	First lien senior secured revolving loan	8.68%	SONIA (M)	5.75%	11/2019	03/2025		0.4	0.4	0.4	(2)(6)(11)
		First lien senior secured revolving loan	10.08%	SOFR (M)	5.75%	03/2019	03/2025		0.4	0.4	0.4	(2)(6)(11)
										0.8	0.8
Radwell Parent, LLC (15)	Distributor of maintenance, repair, and operations parts	First lien senior secured loan	11.33%	SOFR (Q)	6.75%	12/2022	04/2029		19.5	18.9	18.9	(2)(11)
Sunk Rock Foundry Partners LP, Hatteras Electrical Manufacturing Holding Company and Sigma Electric Manufacturing Corporation, Diecast Beacon (15)	Manufacturer of metal castings, precision machined components and sub-assemblies in the electrical products, power transmission and distribution and general industrial markets	First lien senior secured revolving loan				10/2017	10/2024		—	—	—	(13)

										758.3	783.9		8.21%
Automobiles and Components
Automotive Keys Group, LLC and Automotive Keys Investor, LLC	Provider of replacement wireless keys for automotive market	First lien senior secured loan	10.93%	SOFR (Q)	6.25%	12/2022	11/2025		5.3	5.3	5.3	(2)(11)
		First lien senior secured loan	9.73%	LIBOR (Q)	5.00%	12/2021	11/2025		0.1	0.1	0.1	(2)(11)
		Preferred units	9.00% PIK			11/2020		5,208,159		6.1	5.2	(2)
		Class A common units				11/2020		5,208,159		—	—
										11.5	10.6
Continental Acquisition Holdings, Inc.	Distributor of aftermarket batteries to the electric utility vehicle, automotive, commercial, marine and industrial markets	First lien senior secured loan	11.48%	LIBOR (Q)	6.75%	01/2021	01/2027		36.2	36.2	33.3	(2)(11)
		First lien senior secured loan	11.48%	LIBOR (Q)	6.75%	12/2021	01/2027		5.4	5.4	4.9	(2)(11)
										41.6	38.2
Eckler Purchaser LLC (5)	Restoration parts and accessories provider for classic automobiles	Class A common units				07/2012		67,972		—	—
Faraday Buyer, LLC (15)	Manufacturer and supplier for the power utility and automotive markets worldwide	First lien senior secured loan	11.32%	SOFR (M)	7.00%	10/2022	10/2028		52.2	52.2	50.6	(2)(11)
Faraday&Future Inc., FF Inc., Faraday SPE, LLC and Faraday Future Intelligent Electric Inc.	Electric vehicle manufacturer	Warrant to purchase shares of Class A common stock				08/2021	08/2027	633,008		2.3	—	(2)
Highline Aftermarket Acquisition, LLC, Highline Aftermarket SC Acquisition, Inc. and Highline PPC Blocker LLC (15)	Manufacturer and distributor of automotive fluids	First lien senior secured revolving loan	8.13%	LIBOR (M)	3.75%	11/2020	11/2025		1.0	1.0	0.9	(2)(14)
		First lien senior secured loan	8.88%	LIBOR (M)	4.50%	03/2022	11/2027		11.9	11.3	10.9	(2)(11)(18)
		Second lien senior secured loan	12.72%	LIBOR (Q)	8.00%	11/2020	11/2028		70.4	70.4	64.0	(2)(11)
		Co-invest units				11/2020		59,230		5.9	3.8	(2)
										88.6	79.6

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
McLaren Group Limited	Automobile manufacturer and retailer	Senior preference shares	12.50% PIK			08/2021	08/2028	200,000		23.7	26.2	(2)(6)
		Warrant to purchase units of ordinary shares				08/2021	08/2100	49,181		5.5	2.8	(2)(6)
		Warrant to purchase units of ordinary shares				08/2021	08/2100	13,776		1.6	0.8	(2)(6)
										30.8	29.8
Sun Acquirer Corp. and Sun TopCo, LP (15)	Automotive parts and repair services retailer	First lien senior secured revolving loan				09/2021	09/2027		—	—	—	(13)
		First lien senior secured loan	10.13%	LIBOR (M)	5.75%	09/2021	09/2028		52.0	52.0	50.4	(2)(11)
		First lien senior secured loan	10.13%	LIBOR (M)	5.75%	11/2021	09/2028		5.3	5.3	5.2	(2)(11)
		Class A units				09/2021		79,687		8.0	9.3	(2)
										65.3	64.9
Wand Newco 3, Inc.	Collision repair company	Second lien senior secured loan	11.63%	LIBOR (M)	7.25%	02/2019	02/2027		182.6	180.9	178.9	(2)

										473.2	452.6		4.74%
Media and Entertainment
Aventine Intermediate LLC & Aventine Holdings II LLC (15)	Media and production company	First lien senior secured loan	10.38% (4.12% PIK)	LIBOR (M)	6.00%	12/2021	06/2027		9.4	9.4	9.3	(2)(11)
		Senior subordinated loan	10.25% PIK			12/2021	12/2030		39.4	39.4	36.2	(2)
										48.8	45.5
Axiomatic, LLC	Premiere e-sports and video game investment platform	Class A-1 units				05/2022		500,000		5.0	5.3
CMW Parent LLC (fka Black Arrow, Inc.)	Multiplatform media firm	Series A units				09/2015		32		—	—
Eagle Football Holdings BidCo Limited	Multi-club sports platform	Senior subordinated loan	15.00% PIK			12/2022	12/2028		25.5	25.5	23.9	(2)(6)
		Senior subordinated loan	12.30%			12/2022	12/2028		41.7	41.7	40.5	(2)(6)
										67.2	64.4
Global Music Rights, LLC (15)	Music right management company	First lien senior secured loan	10.23%	LIBOR (Q)	5.50%	08/2021	08/2028		0.1	0.1	0.1	(2)(11)
MailSouth, Inc.	Provider of shared mail marketing services	First lien senior secured loan				05/2022	04/2024		8.7	5.8	3.9	(2)(10)
Miami Beckham United LLC	American professional soccer club	Class A preferred units	8.50% PIK			09/2021		85,000		94.7	94.7
OUTFRONT Media Inc.	Provider of out-of-home advertising	Series A convertible perpetual preferred stock	7.00%			04/2020		25,000		25.0	33.6	(2)(6)
Production Resource Group, L.L.C. and PRG III, LLC (4)	Provider of rental equipment, labor, production management, scenery, and other products to various entertainment end-markets	First lien senior secured loan	12.85% (9.85% PIK)	LIBOR (M)	8.50%	08/2018	08/2024		39.1	39.1	39.1	(2)(11)
		First lien senior secured loan	11.85% (2.59% PIK)	LIBOR (M)	7.50%	07/2020	08/2024		15.4	15.4	15.4	(2)(11)
		First lien senior secured loan	11.88% (2.57% PIK)	LIBOR (M)	7.50%	08/2021	08/2024		7.6	7.6	7.6	(2)(11)
		First lien senior secured loan	11.88% (2.57% PIK)	LIBOR (M)	7.50%	06/2021	08/2024		0.9	0.9	0.9	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Class A units				10/2020		113,617		4.9	34.3	(2)
										67.9	97.3
Professional Fighters League, LLC and PFL MMA, Inc. (15)	Mixed martial arts league	First lien senior secured loan	12.00% PIK			01/2021	01/2026		17.1	16.1	17.1	(2)
		Second lien senior secured loan	14.00%			11/2022	01/2026		0.1	—	0.1	(2)
		Series E preferred stock				04/2022		219,035		0.7	0.6	(2)
		Warrant to purchase shares of common stock				01/2021	01/2027	3,223,122		1.7	0.8	(2)
		Warrant to purchase shares of common stock				11/2022	11/2029	57,322		0.2	0.2	(2)
										18.7	18.8
Storm Investment S.a.r.l.	Spanish futbol club	First lien senior secured loan	3.75%			06/2021	06/2029		66.0	73.6	66.0	(2)(6)
		Class A redeemable shares				06/2021		3,297,791		1.6	2.2	(2)(6)
		Class B redeemable shares				06/2021		3,297,791		1.6	2.2	(2)(6)
		Class C redeemable shares				06/2021		3,297,791		1.6	2.2	(2)(6)
		Class D redeemable shares				06/2021		3,297,791		1.6	2.2	(2)(6)
		Class E redeemable shares				06/2021		3,297,791		1.6	2.2	(2)(6)
		Class F redeemable shares				06/2021		3,297,791		1.6	2.2	(2)(6)
		Class G redeemable shares				06/2021		3,297,791		1.6	2.2	(2)(6)
		Class H redeemable shares				06/2021		3,297,791		1.6	2.2	(2)(6)
		Class I redeemable shares				06/2021		3,297,791		1.6	2.2	(2)(6)
		Ordinary shares				06/2021		3,958		—	0.2	(2)(6)
										88.0	86.0
The Teaching Company Holdings, Inc.	Education publications provider	Preferred stock				09/2006		10,663		1.1	2.5	(2)
		Common stock				09/2006		15,393		—	—
										1.1	2.5

										422.3	452.1		4.73%
Food and Beverage
American Seafoods Group LLC and American Seafoods Partners LLC	Harvester and processor of seafood	Class A units				08/2015		77,922		0.1	0.3	(2)
		Warrant to purchase Class A units				08/2015	08/2035	7,422,078		7.4	28.0	(2)
										7.5	28.3
Berner Food & Beverage, LLC (15)	Supplier of dairy-based food and beverage products	First lien senior secured revolving loan	12.00%	Base Rate (Q)	4.50%	07/2021	07/2026		0.4	0.4	0.4	(2)(11)
		First lien senior secured revolving loan	9.91%	LIBOR (Q)	5.50%	07/2021	07/2026		0.1	0.1	0.1	(2)(11)
										0.5	0.5

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Bragg Live Food Products, LLC and SPC Investment Co., L.P. (4)(15)	Health food company	First lien senior secured loan	11.58%	SOFR (Q)	7.00%	12/2020	12/2025		28.9	28.9	28.3	(2)(11)
		Common units				03/2019		14,850		11.5	10.8	(2)
										40.4	39.1
CHG PPC Parent LLC & PPC CHG Blocker LLC	Diversified food products manufacturer	Second lien senior secured loan	11.13%	LIBOR (M)	6.75%	12/2021	12/2029		94.6	94.6	89.9	(2)(11)
		Common units				12/2021		59		3.0	2.9	(2)
										97.6	92.8
Florida Food Products, LLC	Provider of plant extracts and juices	First lien senior secured loan	9.32%	SOFR (M)	5.00%	06/2022	10/2028		0.4	0.4	0.4	(2)(11)
		First lien senior secured loan	9.38%	LIBOR (M)	5.00%	10/2021	10/2028		0.1	0.1	0.1	(2)(11)
		Second lien senior secured loan	12.38%	LIBOR (M)	8.00%	10/2021	10/2029		71.8	71.8	70.4	(2)(11)
										72.3	70.9
GF Parent LLC	Producer of low-acid, aseptic food and beverage products	Class A preferred units				05/2015		2,940		2.9	—
		Class A common units				05/2015		60,000		0.1	—
		Class B common units				05/2015		0.26		—	—
										3.0	—
Gotham Greens Holdings, PBC (15)	Producer of vegetables and culinary herbs for restaurants and retailers	First lien senior secured loan	11.80%	SOFR (Q)	7.38%	06/2022	12/2026		17.7	17.7	17.4	(2)(11)
		Series E-1 preferred stock	6.00% PIK			06/2022		166,059		14.2	14.2	(2)
		Warrant to purchase shares of Series E-1 preferred stock				06/2022	06/2032	43,154		—	—
										31.9	31.6
Hometown Food Company (15)	Food distributor	First lien senior secured revolving loan	9.39%	LIBOR (M)	5.00%	08/2018	08/2023		0.8	0.8	0.8	(2)(11)(14)
KNPC HoldCo, LLC	Producer of trail mix and mixed nut snack products	First lien senior secured loan	9.92%	SOFR (M)	5.50%	04/2022	10/2028		5.6	5.6	5.5	(11)
		First lien senior secured loan	11.42%	SOFR (M)	7.00%	12/2022	10/2028		1.3	1.3	1.3	(2)(11)
										6.9	6.8
Manna Pro Products, LLC (15)	Manufacturer and supplier of specialty nutrition and care products for animals	First lien senior secured revolving loan	10.14%	LIBOR (M)	6.00%	12/2020	12/2026		5.1	5.1	4.7	(2)(11)
RB Holdings InterCo, LLC (15)	Manufacturer of pet food and treats	First lien senior secured revolving loan	9.28%	SOFR (Q)	5.00%	05/2022	05/2028		1.8	1.8	1.7	(2)(11)
		First lien senior secured loan	9.32%	SOFR (Q)	5.00%	05/2022	05/2028		11.5	11.5	11.2	(2)(11)
										13.3	12.9
RF HP SCF Investor, LLC	Branded specialty food company	Membership interest				12/2016		10.08%		12.5	25.9	(2)(6)
Teasdale Foods, Inc. and Familia Group Holdings Inc.	Provider of beans, sauces and hominy to the retail, foodservice and wholesale channels	First lien senior secured loan	12.29% (1.00% PIK)	SOFR (S)	7.25%	12/2020	12/2025		75.9	75.9	65.3	(2)(11)
		Warrant to purchase shares of common stock				02/2019	02/2034	57,827		—	—
										75.9	65.3
Triton Water Holdings, Inc.	Producer and provider of bottled water brands	First lien senior secured loan	8.23%	LIBOR (Q)	3.50%	03/2021	03/2028		1.0	1.0	0.9	(2)(11)(18)
		Senior subordinated loan	6.25%			03/2021	04/2029		0.1	0.1	0.1	(2)(18)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										1.1	1.0
Watermill Express, LLC and Watermill Express Holdings, LLC (15)	Owner and operator of self-service water and ice stations	First lien senior secured loan	10.23%	LIBOR (Q)	5.50%	04/2021	04/2027		20.4	20.4	20.4	(2)(11)
		Class A units	8.00% PIK			04/2021		282,200		3.2	3.2
										23.6	23.6
Winebow Holdings, Inc. and The Vintner Group, Inc.	Importer and distributor of wine	First lien senior secured loan	10.63%	LIBOR (M)	6.25%	04/2021	07/2025		28.0	28.0	27.5	(2)(11)

										420.4	431.7		4.52%
Energy
Calyx Energy III, LLC	Oil and gas exploration company	First lien senior secured loan	12.37%	SOFR (M)	8.00%	08/2022	01/2027		57.0	57.0	57.0	(2)(11)
Cheyenne Petroleum Company Limited Partnership, CPC 2001 LLC and Mill Shoals LLC (15)	Private oil exploration and production company	First lien senior secured loan	13.69%	SOFR (Q)	9.00%	11/2022	11/2026		49.3	49.3	47.8	(2)(11)
GNZ Energy Bidco Limited and Galileo Co-investment Trust I (15)	Independent fuel provider in New Zealand	First lien senior secured loan	10.65%	BBSY (M)	6.75%	05/2022	07/2027		30.8	30.5	30.8	(2)(6)(11)
		Common units				07/2022		13,736,365		8.3	8.7	(2)(6)
										38.8	39.5
Halcon Holdings, LLC	Operator of development, exploration, and production oil company	First lien senior secured loan	12.20%	SOFR (Q)	7.50%	11/2021	11/2025		13.4	13.2	13.4	(2)
Murchison Oil and Gas, LLC and Murchison Holdings, LLC (15)	Exploration and production company	First lien senior secured loan	13.08%	SOFR (Q)	8.50%	06/2022	06/2026		75.5	75.5	75.5	(2)(11)
		Preferred units	8.00% PIK			06/2022		41,000		41.0	45.9
										116.5	121.4
Offen, Inc. (15)	Distributor of fuel, lubricants, diesel exhaust fluid, and premium additives	First lien senior secured loan	8.51%	LIBOR (S)	5.00%	05/2022	06/2026		1.4	1.5	1.4	(2)
SilverBow Resources, Inc.	Oil and gas producer	Common stock				06/2022		1,015,215		28.8	28.7	(2)(6)(18)
VPROP Operating, LLC and V SandCo, LLC (5)	Sand-based proppant producer and distributor to the oil and natural gas industry	First lien senior secured loan	13.62%	LIBOR (M)	9.50%	03/2017	11/2024		27.3	27.3	27.3	(2)(11)
		First lien senior secured loan	13.62%	LIBOR (M)	9.50%	11/2020	11/2024		9.4	9.4	9.4	(2)(11)
		First lien senior secured loan	13.62%	LIBOR (M)	9.50%	06/2020	11/2024		6.0	6.0	6.0	(2)(11)
		Class A units				11/2020		347,900		32.8	73.4	(2)
										75.5	116.1

										380.6	425.3		4.45%
Pharmaceuticals, Biotechnology and Life Sciences
Abzena Holdings, Inc. and Astro Group Holdings Ltd. (15)	Organization providing discovery, development and manufacturing services to the pharmaceutical and biotechnology industries	First lien senior secured loan	14.54% (6.97% PIK)	LIBOR (Q)	10.50%	05/2021	05/2026		61.0	61.0	59.8	(2)(6)(11)
		A ordinary shares				05/2021		2,476,744		5.7	6.5	(2)(6)
										66.7	66.3

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Alcami Corporation and ACM Note Holdings, LLC (15)	Outsourced drug development services provider	First lien senior secured loan	11.42%	SOFR (M)	7.00%	12/2022	12/2028		9.5	9.5	9.0	(2)(11)
		Senior subordinated loan	8.00% PIK			12/2022	06/2029		19.5	19.5	19.5	(2)
										29.0	28.5
Amryt Pharmaceuticals, Inc.	Biopharmaceutical company dedicated to acquiring, developing and commercializing novel therapeutics	First lien senior secured loan	10.46%	SOFR (Q)	6.75%	02/2022	02/2027		12.7	12.7	12.7	(2)(6)(11)
Athyrium Buffalo LP (16)	Biotechnology company engaging in the development, manufacture, and commercialization of novel neuromodulators	Limited partnership interests				06/2022		7,628,966		7.6	7.5	(2)(6)
Caerus Midco 3 S.à r.l.	Provider of market intelligence and analysis for the pharmaceutical industry	First lien senior secured loan	9.83%	SOFR (Q)	5.75%	10/2022	05/2029		5.4	5.3	5.3	(2)(6)(11)
Cobalt Buyer Sub, Inc., Cobalt Holdings I, LP, and Cobalt Intermediate I, Inc. (15)	Provider of biological products to life science and pharmaceutical companies	First lien senior secured revolving loan	9.63%	LIBOR (M)	5.25%	10/2021	10/2027		2.5	2.5	2.4	(2)(11)
		First lien senior secured loan	9.63%	LIBOR (M)	5.25%	10/2021	10/2028		30.2	30.2	29.0	(2)(11)
		Preferred units	8.00% PIK			10/2021	10/2051	3,020		3.3	4.0	(2)
		Series A preferred shares	14.73% PIK	LIBOR (Q)	10.00%	10/2021		60,236		69.7	69.7	(2)
		Class A common units				10/2021		30,500		—	—	(2)
										105.7	105.1
Covaris Intermediate 3, LLC & Covaris Parent, LLC (15)	Provider of advanced pre-analytical sample preparation technologies for life and analytical science	First lien senior secured revolving loan	9.66%	LIBOR (Q)	5.25%	01/2022	01/2028		1.5	1.5	1.5	(2)(11)
		First lien senior secured loan	9.16%	LIBOR (Q)	4.75%	01/2022	01/2028		0.1	0.1	0.1	(2)(11)
		Class A-2 units				01/2022		4,772		4.8	5.5
										6.4	7.1
NMC Skincare Intermediate Holdings II, LLC (15)	Developer, manufacturer and marketer of skincare products	First lien senior secured loan	9.38%	LIBOR (M)	5.00%	10/2018	10/2024		32.0	32.0	30.7	(2)(11)
		First lien senior secured loan	9.38%	LIBOR (M)	5.00%	05/2022	10/2024		4.7	4.7	4.5	(2)(11)
										36.7	35.2
North American Science Associates, LLC, Cardinal Purchaser LLC and Cardinal Topco Holdings, L.P.	Contract research organization providing research and development and testing of medical devices	First lien senior secured loan	10.18%	SOFR (Q)	5.50%	09/2020	09/2027		47.5	47.5	47.5	(2)(11)
		First lien senior secured loan	10.18%	SOFR (Q)	5.50%	02/2021	09/2027		2.6	2.6	2.6	(2)(11)
		First lien senior secured loan	10.18%	SOFR (Q)	5.50%	12/2020	09/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.18%	SOFR (Q)	5.50%	09/2021	09/2027		0.1	0.1	0.1	(2)(11)
		Class A preferred units	8.00% PIK			09/2020		13,528		16.2	38.8	(2)
										66.5	89.1
TerSera Therapeutics LLC (15)	Acquirer and developer of specialty therapeutic pharmaceutical products	First lien senior secured loan	9.98%	LIBOR (M)	5.60%	05/2017	03/2025		5.0	5.0	5.0	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	9.98%	LIBOR (M)	5.60%	09/2018	03/2025		2.0	2.0	2.0	(2)(11)
		First lien senior secured loan	9.98%	LIBOR (M)	5.60%	04/2019	03/2025		1.8	1.8	1.8	(2)(11)
										8.8	8.8
Verista, Inc. (15)	Provides systems consulting for compliance, automation, validation, and packaging solutions to the healthcare sector	First lien senior secured revolving loan	10.27%	LIBOR (M)	6.00%	05/2022	02/2027		1.1	0.7	1.1	(2)(11)
		First lien senior secured loan	10.19%	LIBOR (Q)	6.00%	05/2022	02/2027		0.8	0.8	0.8	(2)(11)
										1.5	1.9
Vertice Pharma UK Parent Limited	Manufacturer and distributor of generic pharmaceutical products	Preferred shares				12/2015		40,662		—	—	(6)

										346.9	367.5		3.85%
Retailing and Distribution
Atlas Intermediate III, L.L.C. (15)	Specialty chemicals distributor	First lien senior secured revolving loan	10.10%	LIBOR (M)	5.75%	04/2019	04/2025		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	10.48%	LIBOR (Q)	5.75%	10/2022	04/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.48%	LIBOR (Q)	5.75%	03/2022	04/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.48%	LIBOR (Q)	5.75%	11/2021	04/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.48%	LIBOR (Q)	5.75%	03/2021	04/2025		0.2	0.2	0.2	(2)(11)
										0.7	0.7
Bamboo Purchaser, Inc.	Provider of nursery, garden, and greenhouse products	First lien senior secured loan	10.73%	LIBOR (Q)	6.00%	11/2021	11/2027		17.9	17.9	17.4	(2)(11)
Display Holding Company, Inc., Saldon Holdings, Inc. and Fastsigns Holdings Inc. (15)	Provider of visual communications solutions	First lien senior secured loan	10.03%	LIBOR (M)	5.65%	03/2019	03/2025		15.8	15.8	15.8	(2)(11)
		First lien senior secured loan	10.03%	LIBOR (M)	5.65%	06/2021	03/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.03%	LIBOR (M)	5.65%	08/2019	03/2025		0.1	0.1	0.1	(2)(11)
		Common units				03/2019		600		0.6	1.2	(2)
										16.6	17.2
GPM Investments, LLC and ARKO Corp.	Convenience store operator	Common stock				12/2020		2,088,478		19.8	26.1
		Warrant to purchase units of common stock				12/2020	12/2025	1,088,780		1.6	1.9	(2)
										21.4	28.0
Marcone Yellowstone Buyer Inc. and Marcone Yellowstone Holdings, LLC	Distributor of OEM appliance aftermarket parts	First lien senior secured loan	10.98%	LIBOR (Q)	6.25%	12/2021	06/2028		6.5	6.5	6.5	(2)(11)
		First lien senior secured loan	10.91%	SOFR (Q)	6.25%	06/2021	06/2028		2.6	2.6	2.5	(2)(11)
		First lien senior secured loan	10.94%	SOFR (Q)	6.25%	12/2021	06/2028		2.1	2.1	2.1	(2)(11)
		First lien senior secured loan	10.98%	LIBOR (Q)	6.25%	06/2021	06/2028		0.3	0.3	0.3	(2)(11)
		Class A common units				06/2021		5,578		6.1	10.2	(2)
										17.6	21.6

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Mavis Tire Express Services Topco Corp., Metis Holdco, Inc. and Metis Topco, LP (15)	Auto parts retailer	First lien senior secured revolving loan				05/2021	05/2026		—	—	—	(13)
		Series A preferred stock	7.00% PIK			05/2021		68,601		77.0	76.6	(2)
		Class A-1 units				05/2021		24,586		24.6	33.1	(2)
										101.6	109.7
McKenzie Creative Brands, LLC (15)	Designer, manufacturer and distributor of hunting-related supplies	First lien senior secured revolving loan	10.12%	LIBOR (M)	5.75%	09/2014	09/2023		1.9	1.9	1.9	(2)(11)
		First lien senior secured loan	9.43%	LIBOR (Q)	5.75%	09/2014	09/2023		84.5	84.5	84.5	(2)(8)(11)
		First lien senior secured loan	10.14%	LIBOR (M)	5.75%	09/2014	09/2023		5.5	5.5	5.5	(2)(11)
										91.9	91.9
Monolith Brands Group, Inc.	E-commerce platform focused on consolidating DTC branded businesses	Series A-1 preferred stock				04/2022		701,255		15.5	15.5	(2)
Moon Valley Nursery of Arizona Retail, LLC, Moon Valley Nursery Farm Holdings, LLC, Moon Valley Nursery RE Holdings LLC, and Stonecourt IV Partners, LP	Operator of retail and wholesale tree and plant nurseries	Limited partnership interests				10/2021		21,939,151		20.8	42.9
North Haven Falcon Buyer, LLC and North Haven Falcon Holding Company, LLC (15)	Manufacturer of aftermarket golf cart parts and accessories	First lien senior secured loan	11.19%	LIBOR (Q)	6.50%	05/2021	05/2027		25.3	25.3	23.5	(2)(11)
		Class A units				05/2021		50,000		5.0	1.8
										30.3	25.3
Reddy Ice LLC (15)	Packaged ice manufacturer and distributor	First lien senior secured loan	10.24%	LIBOR (Q)	6.50%	07/2019	07/2025		61.3	61.3	60.0	(2)(11)
		First lien senior secured loan	10.24%	LIBOR (Q)	6.50%	11/2020	07/2025		4.2	4.2	4.2	(2)(11)
		First lien senior secured loan	10.24%	LIBOR (Q)	6.50%	10/2021	07/2025		0.9	0.9	0.9	(2)(11)
										66.4	65.1
SCIH Salt Holdings Inc. (15)	Salt and packaged ice melt manufacturer and distributor	First lien senior secured revolving loan	8.15%	LIBOR (Q)	4.00%	03/2020	03/2025		2.3	2.2	2.2	(2)(11)(14)
Trader Corporation and Project Auto Finco Corp. (15)	Digital Automotive marketplace and software solution provider to automotive industry	First lien senior secured loan	11.40%	CDOR (M)	6.75%	12/2022	12/2029		12.2	12.2	11.9	(2)(6)(11)
US Salt Investors, LLC and Emerald Lake Pearl Acquisition-A, L.P. (15)	Producer and packager of compressed, household, and packaged salt	First lien senior secured loan	10.23%	LIBOR (Q)	5.50%	07/2021	07/2028		26.4	26.4	25.3	(2)(11)
		Limited partner interests				07/2021		0.40%		0.8	0.5	(2)
										27.2	25.8

										442.3	475.2		4.98%
Consumer Staples Distribution and Retail
Balrog Acquisition, Inc., Balrog Topco, Inc. and Balrog Parent, L.P.	Manufacturer and distributor of specialty bakery ingredients	Second lien senior secured loan	11.73%	LIBOR (Q)	7.00%	09/2021	09/2029		29.5	29.5	29.5	(2)(11)
		Class A preferred units	8.00% PIK			09/2021		5,484		6.1	10.5	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Series A preferred shares	11.00% PIK			09/2021		21,921		25.4	25.4	(2)
										61.0	65.4
Continental Café, LLC and Infinity Ovation Yacht Charters, LLC (15)	Diversified contract food service provider	First lien senior secured revolving loan	13.50%	Base Rate (Q)	6.00%	11/2021	11/2027		0.7	0.7	0.7	(2)(11)
		First lien senior secured loan	11.38%	LIBOR (M)	7.00%	11/2021	11/2027		0.1	0.1	0.1	(2)(11)
										0.8	0.8
DecoPac, Inc. and KCAKE Holdings Inc. (15)	Supplier of cake decorating solutions and products to in-store bakeries	First lien senior secured revolving loan	10.73%	LIBOR (Q)	6.00%	05/2021	05/2026		6.6	6.6	6.5	(2)(11)
		First lien senior secured loan	10.73% (0.27% PIK)	LIBOR (Q)	6.00%	05/2021	05/2028		148.6	148.6	145.6	(2)(11)
		Common stock				05/2021		9,599		9.6	9.4	(2)
										164.8	161.5
FS Squared Holding Corp. and FS Squared, LLC (15)	Provider of on-site vending and micro market solutions	First lien senior secured revolving loan				03/2019	03/2024		—	—	—	(13)
		First lien senior secured loan	9.49%	SOFR (Q)	5.25%	03/2019	03/2025		0.1	0.1	0.1	(2)(11)
		Class A units				03/2019		113,219		11.1	31.2	(2)
										11.2	31.3
JWC/KI Holdings, LLC	Foodservice sales and marketing agency	Membership units				11/2015		5,000		5.0	9.0	(2)
LJ Perimeter Buyer, Inc. and LJ Perimeter Co-Invest, L.P. (15)	Distributor of specialty foods	First lien senior secured loan	10.73%	SOFR (Q)	6.50%	10/2022	10/2028		35.7	35.7	34.6	(2)(11)
		Limited partnership interests				10/2022		9,674,000		9.7	9.7	(2)
										45.4	44.3
SFE Intermediate Holdco LLC (15)	Provider of outsourced foodservice to K-12 school districts	First lien senior secured revolving loan	9.48%	SOFR (Q)	4.75%	07/2017	07/2025		8.3	8.3	8.1	(2)(11)
		First lien senior secured loan	9.48%	SOFR (Q)	4.75%	09/2018	07/2026		10.0	10.0	9.8	(2)(11)
		First lien senior secured loan	9.48%	SOFR (Q)	4.75%	07/2017	07/2026		6.2	6.2	6.1	(2)(11)
		First lien senior secured loan	9.48%	SOFR (Q)	4.75%	03/2022	07/2026		0.4	0.4	0.4	(2)(11)
										24.9	24.4
VCP-EDC Co-Invest, LLC	Distributor of foodservice equipment and supplies	Membership units				06/2017		2,970,000		2.8	4.2
ZB Holdco LLC & ZB Parent LLC (15)	Distributor of Mediterranean food and beverages	First lien senior secured revolving loan				02/2022	02/2028		—	—	—	(13)
		First lien senior secured loan	9.48%	LIBOR (Q)	4.75%	02/2022	02/2028		0.1	0.1	0.1	(2)(11)
		Series A units				02/2022		4,699		4.7	5.5
										4.8	5.6

										320.7	346.5		3.63%
Materials
ASP-r-pac Acquisition CO LLC and ASP-r-pac Holdings LP (15)	Manufacturer and supplier of printed packaging and trimmings	First lien senior secured loan	10.38%	LIBOR (M)	6.00%	12/2021	12/2027		0.1	0.1	0.1	(2)(11)
		Class A units				12/2021		195,990		19.6	19.2	(2)
										19.7	19.3

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Genomatica, Inc.	Developer of a biotechnology platform for the production of chemical products	Warrant to purchase shares of Series D preferred stock				03/2013	03/2023	322,422		—	—
Halex Holdings, Inc. (5)	Manufacturer of flooring installation products	Common stock				01/2017		51,853		—	—
H-Food Holdings, LLC and Matterhorn Parent, LLC	Food contract manufacturer	First lien senior secured loan	8.07%	LIBOR (M)	3.69%	06/2022	05/2025		26.4	23.8	23.3	(2)(18)
		First lien senior secured loan	8.38%	LIBOR (M)	4.00%	07/2022	05/2025		3.3	3.1	3.0	(2)(18)
		First lien senior secured loan	9.38%	LIBOR (M)	5.00%	12/2021	05/2025		0.1	0.1	0.1	(2)(11)(18)
		Second lien senior secured loan	11.38%	LIBOR (M)	7.00%	11/2018	03/2026		73.0	73.0	62.8	(2)
		Common units				11/2018		5,827		5.8	3.5
										105.8	92.7
Nelipak Holding Company, Nelipak European Holdings Cooperatief U.A., KNPAK Holdings, LP and PAKNK Netherlands Treasury B.V. (15)	Manufacturer of thermoformed packaging for medical devices	First lien senior secured revolving loan	8.66%	LIBOR (Q)	4.25%	07/2019	07/2024		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	8.66%	LIBOR (Q)	4.25%	07/2019	07/2026		14.9	14.9	14.6	(2)(6)(11)
		First lien senior secured loan	6.11%	Euribor (Q)	4.50%	07/2019	07/2026		4.8	5.1	4.7	(2)(6)
		First lien senior secured loan	6.11%	Euribor (Q)	4.50%	08/2019	07/2026		1.5	1.6	1.5	(2)(6)
		Class A units				07/2019		6,762,668		6.8	7.5	(2)(6)
										28.5	28.4
Novipax Buyer, L.L.C. and Novipax Parent Holding Company, L.L.C.	Developer and manufacturer of absorbent pads for food products	First lien senior secured loan	11.17%	SOFR (Q)	6.75%	12/2020	12/2026		23.5	23.5	23.5	(2)(11)
		First lien senior secured loan	11.17%	SOFR (M)	6.75%	12/2022	12/2026		6.3	6.3	6.3	(2)(11)
		Class A preferred units	10.00% PIK			12/2020		4,772		4.2	9.2	(2)
		Class C units				12/2020		4,772		—	—
										34.0	39.0
Plaskolite PPC Intermediate II LLC and Plaskolite PPC Blocker LLC	Manufacturer of specialized acrylic and polycarbonate sheets	First lien senior secured loan	8.41%	LIBOR (Q)	4.00%	12/2018	12/2025		22.6	21.5	20.1	(2)(11)
		Second lien senior secured loan	11.98%	LIBOR (Q)	7.25%	12/2018	12/2026		55.0	55.0	48.9	(2)(11)
		Co-Invest units				12/2018		5,969		0.6	0.5	(2)
										77.1	69.5
Polymer Solutions Group, LLC	Manufacturer of chemical formulations that improve the processing and efficacy of rubber, resin, and engineered wood based end-products	First lien senior secured loan	8.92%	LIBOR (Q)	4.75%	05/2022	11/2026		—	—	—	(2)(11)
Precision Concepts International LLC and Precision Concepts Canada Corporation (15)	Manufacturer of diversified packaging solutions and plastic injection molded products	First lien senior secured revolving loan	10.18%	SOFR (Q)	5.50%	01/2019	01/2025		6.2	6.2	6.2	(2)(6)(11)
		First lien senior secured loan	10.18%	SOFR (Q)	5.50%	01/2019	01/2026		14.7	14.7	14.7	(2)(6)(11)
		First lien senior secured loan	10.43%	SOFR (Q)	5.75%	05/2022	01/2026		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	10.18%	SOFR (Q)	5.50%	06/2021	01/2026		0.1	0.1	0.1	(2)(6)(11)
										21.1	21.1

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
SCI PH Parent, Inc.	Industrial container manufacturer, reconditioner and servicer	Series B shares				08/2018		11.4764		1.1	4.2	(2)

										287.3	274.2		2.87%
Technology Hardware and Equipment
Chariot Buyer LLC (15)	Provider of smart access solutions across residential and commercial properties	First lien senior secured revolving loan	7.38%	LIBOR (M)	3.00%	11/2021	11/2026		3.5	3.5	3.2	(2)
		Second lien senior secured loan	11.13%	LIBOR (M)	6.75%	11/2021	11/2029		134.4	134.4	126.3	(2)(11)
										137.9	129.5
Everspin Technologies, Inc.	Designer and manufacturer of computer memory solutions	Warrant to purchase shares of common stock				10/2016	10/2026	18,461		0.4	—
ITI Holdings, Inc. (15)	Provider of innovative software and equipment for motor vehicle agencies	First lien senior secured revolving loan	12.00%	Base Rate (Q)	4.50%	03/2022	03/2028		3.0	3.0	2.9	(2)(11)
		First lien senior secured revolving loan	9.88%	SOFR (M)	5.50%	03/2022	03/2028		1.1	1.1	1.1	(2)(11)
		First lien senior secured revolving loan	12.00%	Base Rate (M)	4.50%	03/2022	03/2028		0.8	0.8	0.8	(2)(11)
		First lien senior secured loan	10.08%	SOFR (Q)	5.50%	03/2022	03/2028		35.0	35.0	34.7	(2)(11)
										39.9	39.5
Micromeritics Instrument Corp. (15)	Scientific instrument manufacturer	First lien senior secured loan	9.65%	LIBOR (S)	4.50%	12/2019	12/2025		20.7	20.7	20.7	(2)(11)
Repairify, Inc. and Repairify Holdings, LLC (15)	Provider of automotive diagnostics scans and solutions	Class A common units				06/2021		163,820		4.9	4.4	(2)
Wildcat BuyerCo, Inc. and Wildcat Parent, LP (15)	Provider and supplier of electrical components for commercial and industrial applications	First lien senior secured revolving loan	10.09%	SOFR (M)	5.75%	02/2020	02/2026		0.8	0.8	0.8	(2)(11)(14)
		First lien senior secured loan	10.48%	SOFR (Q)	5.75%	02/2020	02/2026		18.0	18.0	17.8	(2)(11)
		First lien senior secured loan	10.48%	SOFR (Q)	5.75%	05/2022	02/2026		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	10.48%	SOFR (Q)	5.75%	11/2021	02/2026		0.2	0.2	0.2	(2)(11)
		Limited partnership interests				02/2020		17,655		1.8	5.1	(2)
										21.0	24.1

										224.8	218.2		2.28%
Household and Personal Products
CDI Holdings III Corp. and CDI Holdings I Corp. (15)	Provider of personal care appliances	First lien senior secured loan	10.13%	LIBOR (M)	5.75%	12/2021	12/2027		3.8	3.8	3.6	(2)(11)
		Common stock				12/2021		6,149		6.1	4.4	(2)
										9.9	8.0
Foundation Consumer Brands, LLC	Pharmaceutical holding company of over the counter brands	First lien senior secured loan	10.15%	LIBOR (Q)	5.50%	02/2021	10/2026		12.8	12.6	12.8	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
LifeStyles Bidco Ltd., Lifestyles Intermediate Holdco Ltd. and LifeStyles Parent, L.P.	Provider of intimate wellness products	First lien senior secured loan	11.15%	SOFR (Q)	6.75%	11/2022	11/2028		18.6	18.6	18.2	(2)(6)(11)
		Preferred units	8.00% PIK			11/2022		3,178		3.2	3.2	(2)(6)
		Class B common units				11/2022		32,105		—	—	(2)(6)
										21.8	21.4
Premier Specialties, Inc. and RMCF V CIV XLIV, L.P. (15)	Manufacturer and supplier of natural fragrance materials and cosmeceuticals	First lien senior secured revolving loan	10.38%	LIBOR (M)	6.00%	08/2021	08/2027		2.3	2.3	2.2	(2)(11)
		First lien senior secured loan	10.38%	LIBOR (M)	6.00%	08/2021	08/2027		27.3	27.3	25.6	(2)(11)
		Limited partner interests				08/2021		4.58%		4.7	2.8	(2)
										34.3	30.6
RD Holdco Inc. (5)	Manufacturer and marketer of carpet cleaning machines	Second lien senior secured loan				01/2017	10/2026		24.2	22.0	10.2	(2)(10)
		Common stock				01/2017		458,596		14.0	—
		Warrant to purchase shares of common stock				01/2017	12/2023	56,372		—	—
										36.0	10.2
Walnut Parent, Inc.	Manufacturer of natural solution pest and animal control products	First lien senior secured loan	10.24%	LIBOR (Q)	5.50%	11/2020	11/2027		14.7	14.7	14.2	(2)(11)
		First lien senior secured loan	10.24%	LIBOR (Q)	5.50%	04/2022	11/2027		0.1	0.1	0.1	(2)(11)
										14.8	14.3

										129.4	97.3		1.02%
Transportation
Commercial Trailer Leasing, Inc. (15)	Trailer leasing company	First lien senior secured loan	10.33%	SOFR (Q)	6.25%	01/2021	01/2026		33.3	33.3	33.3	(2)(11)
		Second lien senior secured loan	13.00%			01/2021	01/2027		19.9	19.9	19.5	(2)
										53.2	52.8
Shur-Co Acquisition, Inc. and Shur-Co Holdco, Inc. (15)	Provider of tarp systems and accessories for trucks, trailers, carts, and specialty equipment used in the agriculture, construction and flatbed markets	First lien senior secured revolving loan	10.59%	SOFR (Q)	6.00%	06/2021	06/2027		1.8	1.8	1.8	(2)(11)
		First lien senior secured loan	10.90%	SOFR (A)	6.00%	06/2021	06/2027		26.8	26.8	26.8	(2)(11)
		First lien senior secured loan	10.90%	SOFR (A)	6.00%	06/2022	06/2027		0.1	0.1	0.1	(2)(11)
		Common stock				06/2021		7,599,000		7.6	13.9	(2)
										36.3	42.6

										89.5	95.4		1.00%
Education
Excelligence Holdings Corp.	Developer, manufacturer and retailer of educational products	First lien senior secured loan	10.73%	SOFR (Q)	6.00%	04/2017	01/2024		9.2	9.2	9.2	(2)(11)
Flinn Scientific, Inc. and WCI-Quantum Holdings, Inc. (15)	Distributor of instructional products, services and resources	First lien senior secured revolving loan	9.88%	LIBOR (M)	5.50%	08/2018	08/2024		6.5	6.5	6.5	(2)(11)(14)
		First lien senior secured revolving loan	11.50%	Base Rate (M)	4.50%	08/2018	08/2024		0.5	0.5	0.5	(2)(11)(14)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	9.88%	LIBOR (M)	5.50%	07/2017	08/2024		29.6	29.6	29.6	(2)(11)
		First lien senior secured loan	9.88%	LIBOR (M)	5.50%	08/2018	08/2024		1.1	1.1	1.1	(2)(11)
		Series A preferred stock				10/2014		1,272		0.7	1.5	(2)
										38.4	39.2
National College of Business and Technology Inc. & Leeds IV Advisors, Inc.	Private school operator	Senior preferred series A-1 shares				10/2015		151,056		98.1	46.5	(2)
		Series B preferred stock				08/2010		348,615		1.0	—
		Series B preferred stock				08/2010		757,505		4.0	—
		Series C preferred stock				06/2010		517,942		0.1	—
		Series C preferred stock				06/2010		1,994,644		0.5	—
		Common stock				06/2010		4		—	—
		Common stock				06/2010		16		—	—
										103.7	46.5

										151.3	94.9		0.99%
Telecommunication Services
Aventiv Technologies, LLC and Securus Technologies Holdings, Inc.	Provider of inmate telecom solutions to corrections and law enforcement agencies	First lien senior secured loan	9.23%	LIBOR (Q)	4.50%	05/2022	11/2024		9.1	8.8	6.8	(2)(11)(18)
		Second lien senior secured loan	12.66%	LIBOR (Q)	8.25%	05/2022	11/2025		0.2	0.2	0.2	(2)(11)
										9.0	7.0
Emergency Communications Network, LLC (15)	Provider of mission critical emergency mass notification solutions	First lien senior secured revolving loan	12.15% (5.97% PIK)	SOFR (Q)	7.75%	06/2017	06/2024		6.8	6.8	6.1	(2)(11)
		First lien senior secured loan	11.84% (6.02% PIK)	SOFR (Q)	7.75%	06/2017	06/2024		48.4	48.3	43.6	(2)(11)
										55.1	49.7

										64.1	56.7		0.59%

Total Investments										$22,043.0	$21,779.8	(19)	227.97%

Derivative Instruments

Forward currency contracts

Description	Notional Amount to be Purchased	Notional Amount to be sold		Counterparty	Settlement Date	Unrealized Appreciation / (Depreciation)
Forward currency contract	$195	CAD	264	Royal Bank of Canada	January 27, 2023	$(1)
Forward currency contract	$178	CAD	242	Royal Bank of Canada	January 18, 2023	(1)
Forward currency contract	$159		€158	Royal Bank of Canada	January 27, 2023	(10)
Forward currency contract	$145		£125	Royal Bank of Canada	January 27, 2023	(6)
Forward currency contract	$34	NZD	59	Royal Bank of Canada	January 27, 2023	(3)
Forward currency contract	$12	CAD	17	Royal Bank of Canada	January 27, 2023	—
Total						$(21)
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

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions, except per share data)

	Common Stock		Capital in Excess of Par Value	Accumulated Undistributed (Overdistributed) Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	423	$—	$7,656	$(480)	$7,176
Issuance of common stock, net of offering and underwriting costs	42	—	819	—	819
Shares issued in connection with dividend reinvestment plan	3	—	38	—	38
Net investment income	—	—	—	741	741
Net realized gains on investments, foreign currency, extinguishment of debt and other transactions	—	—	—	240	240
Net unrealized gains on investments, foreign currency and other transactions	—	—	—	586	586
Dividends declared and payable ($1.62 per share)	—	—	—	(732)	(732)
Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	40	(40)	—
Balance at December 31, 2021	468	$—	$8,553	$315	$8,868
Issuance of common stock, net of offering and underwriting costs	50	1	1,000	—	1,001
Shares issued in connection with dividend reinvestment plan	1	—	29	—	29
Net investment income	—	—	—	1,092	1,092
Net realized gains on investments, foreign currency, extinguishment of debt and other transactions	—	—	—	33	33
Net unrealized losses on investments, foreign currency and other transactions	—	—	—	(525)	(525)
Dividends declared and payable ($1.87 per share)	—	—	—	(941)	(941)
Cumulative effect of adjustment for the adoption of ASU 2020-06 (Note 2)	—	—	(4)	2	(2)
Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	(22)	22	—
Balance at December 31, 2022	519	$1	$9,556	$(2)	$9,555
Issuance of common stock, net of offering and underwriting costs	61	—	1,155	—	1,155
Shares issued in connection with dividend reinvestment plan	2	—	47	—	47
Net investment income	—	—	—	1,266	1,266
Net realized losses on investments, foreign currency and other transactions	—	—	—	(179)	(179)
Net unrealized gains on investments, foreign currency and other transactions	—	—	—	435	435
Dividends declared and payable ($1.92 per share)	—	—	—	(1,078)	(1,078)
Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	(20)	20	—
Balance at December 31, 2023	582	$1	$10,738	$462	$11,201

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$1,522	$600	$1,567
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Net realized losses (gains) on investments, foreign currency and other transactions	179	(81)	(283)
Net unrealized (gains) losses on investments, foreign currency and other transactions	(435)	525	(586)
Realized loss on extinguishment of debt	—	48	43
Net accretion of discount on investments	(18)	(13)	(16)
PIK interest	(166)	(138)	(164)
Collections of PIK interest	48	30	104
PIK dividends	(198)	(175)	(91)
Collections of PIK dividends	11	71	122
Amortization of debt issuance costs	31	30	29
Net amortization of premium on notes payable	(5)	(4)	2
Proceeds from sales and repayments of investments and other transactions	5,315	7,747	10,250
Purchases of investments	(5,804)	(9,852)	(13,644)
Changes in operating assets and liabilities:
Interest receivable	(60)	(34)	(24)
Receivable from participants	—	—	38
Other assets	(18)	58	10
Operating lease right-of-use asset	10	7	12
Base management fees payable	5	10	13
Income based fees payable	9	14	(72)
Capital gains incentive fees payable	53	(126)	161
Interest and facility fees payable	27	5	17
Payable to participants	(5)	(80)	42
Accounts payable and other liabilities	24	11	27
Operating lease liabilities	(14)	(12)	(16)
Net cash provided by (used in) operating activities	511	(1,359)	(2,459)
FINANCING ACTIVITIES:
Borrowings on debt	5,215	7,950	19,336
Repayments and repurchases of debt	(5,558)	(6,818)	(16,829)
Debt issuance costs	(20)	(16)	(64)
Net proceeds from issuance of common stock	1,155	1,001	819
Dividends paid	(1,031)	(912)	(694)
Secured borrowings, net	(45)	5	51
Net cash (used in) provided by financing activities	(284)	1,210	2,619
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	227	(149)	160
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	337	486	326
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$564	$337	$486
Supplemental Information:
Interest paid during the period	$524	$402	$310
Taxes, including excise tax, paid during the period	$36	$39	$26
Dividends declared and payable during the period	$1,078	$941	$732

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2023
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

The Company reclassified certain industry groupings of its portfolio companies presented in the accompanying consolidated financial statements as of December 31, 2022 to align with the updated Global Industry Classification Standards (“GICS”), where applicable. These reclassifications had no impact on the prior period’s consolidated balance sheet.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include funds from time to time deposited with financial institutions and short-term, liquid investments in a money market account. Cash and cash equivalents are carried at cost which approximates fair value. As of December 31, 2023 and 2022, there was $36 and $12, respectively, of cash denominated in foreign currencies included within “cash and cash equivalents” or “restricted cash” in the accompanying consolidated balance sheet.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated balance sheet to the total amount shown at the end of the applicable period in the consolidated statement of cash flows:

	As of December 31,
	2023	2022
Cash and cash equivalents	$535	$303
Restricted cash	29	34
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$564	$337

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

Pursuant to Rule 2a-5 under the Investment Company Act, the Company’s board of directors designated the Company’s investment adviser as the Company’s valuation designee to perform the fair value determinations for investments held by the Company without readily available market quotations, subject to the oversight of the Company’s board of directors. All investments are recorded at their fair value.

Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, the Company’s investment adviser, as the valuation designee, looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available (i.e., substantially all of the Company’s investments) are valued quarterly at fair value as determined in good faith by the Company’s investment adviser, as the valuation designee, subject to the oversight of the Company’s board of directors, based on, among other things, the input of the Company’s independent third-party valuation firms that have been engaged to support the valuation of such portfolio investments at least once during a trailing 12-month period (with certain de minimis exceptions) and under a valuation policy and a consistently applied valuation process. The valuation process is conducted at the end of each fiscal quarter by the Company’s investment adviser, and a portion of the Company’s investment portfolio at fair value is subject to review by an independent third-party valuation firm each quarter. However, we may use these independent valuation firms to review the value of our investments more frequently, including in connection with the occurrence of significant events or changes in value affecting a particular investment. In addition, the Company’s independent registered public accounting firm obtains an understanding of, and performs select procedures relating to, the Company’s valuation process within the context of performing the Company’s integrated audit.

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

Derivative Instruments

The Company follows the guidance in ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”), when accounting for derivative instruments. The Company designated certain interest rate swaps as hedging instruments in a qualifying fair value hedge accounting relationship, and as a result, the change in fair value of the hedging instruments and hedged items are recorded in interest expense and recognized as components of “interest and credit facility fees” in the Company’s consolidated statement of operations. The change in fair value of the interest rate swaps is offset by a change in the carrying value of the corresponding fixed rate debt. For all other derivatives, the Company does not utilize hedge accounting and values such derivatives at fair value with the unrealized gains or losses recorded in “net unrealized gains (losses) from foreign currency and other transactions” in the Company’s consolidated statement of operations.

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

The Company may hold certain portfolio company investments through consolidated taxable subsidiaries. Such subsidiaries may be subject to U.S. federal and state corporate-level income taxes. These consolidated subsidiaries recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the tax basis of certain assets and liabilities and the reported amounts included in the accompanying consolidated balance sheet using the applicable statutory tax rates in effect for the year in which any such temporary differences are expected to reverse. As of December 31, 2023 and 2022, the Company recorded deferred tax liabilities of $87 and $22, respectively, included within “accounts payable and other liabilities” in the accompanying consolidated balance sheet, for certain of the Company’s taxable consolidated subsidiaries.

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

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board. ASUs were assessed and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”),” which clarifies guidance for fair value measurement of an equity security subject to a contractual sale restriction and establishes new disclosure requirements for such equity securities. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and for interim periods within those fiscal years, with early adoption permitted. The Company has concluded that this guidance will not have a material impact on its consolidated financial statements.

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

The income based fee is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income, as defined in the investment advisory and management agreement, for the quarter. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the administration agreement, and any interest expense and dividends paid on any outstanding preferred stock, but excluding the income based fee and capital gains incentive fee accrued under GAAP). Pre-incentive fee net investment income includes, in the case of investments with a deferred income feature (such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities), accrued income that the Company has not yet received in cash. The Company’s investment adviser is not under any obligation to reimburse the Company for any part of the income based fees it received that were based on accrued income that the Company never actually received.

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

The base management fees, income based fees and capital gains incentive fees for the years ended December 31, 2023, 2022 and 2021 were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Base management fees	$323	$305	$253
Income based fees	$328	$252	$225
Capital gains incentive fees(1)	$53	$(101)	$161
________________________________________

(1)Calculated in accordance with GAAP as discussed below.

There was no capital gains incentive fee payable to the Company’s investment adviser as calculated under the investment advisory and management agreement for the years ended December 31, 2023 and 2022. The capital gains incentive fee payable to the Company’s investment adviser as calculated under the investment advisory and management agreement for the year ended December 31, 2021 was $26. In addition, in accordance with GAAP, the Company had cumulatively accrued a capital gains incentive fee of $88 as of December 31, 2023. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation, net of any expense associated with cumulative unrealized capital depreciation or appreciation. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 20% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods. As of December 31, 2023, the Company has paid capital gains incentive fees since inception totaling $133. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

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

The services of all investment professionals and staff of the Company’s investment adviser, when and to the extent engaged in providing investment advisory and management services to the Company and compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Company’s investment adviser. Under the investment advisory and management agreement, the Company bears all other costs and expenses of its operations and transactions, including, but not limited to, those relating to: organization; calculation of the Company’s net asset value (including, but not limited to, the cost and expenses of any independent third-party valuation firm); expenses incurred by the Company’s investment adviser payable to third parties, including agents, consultants or other advisers, in monitoring the Company’s financial and legal affairs and in monitoring the Company’s investments (including the cost of consultants hired to develop information technology systems designed to monitor the Company’s investments) and performing due diligence on the Company’s prospective portfolio companies; interest payable on indebtedness, if any, incurred to finance the Company’s investments (including, but not limited to, payments to third party vendors for financial information services); offerings of the Company’s common stock and other securities (including, but not limited to, costs of rating agencies); investment advisory and management fees; administration fees payable under the administration agreement; fees payable to third parties, including agents, consultants or other advisers, relating to, or associated with, evaluating and making investments in portfolio companies, regardless of whether such transactions are ultimately consummated (including, but not limited to, payments to third party vendors for financial information services); transfer agent and custodial fees; registration fees; listing fees; taxes; independent directors’ fees and expenses; costs of preparing and filing reports or other documents required by governmental bodies (including the Securities and Exchange Commission (the “SEC”)); the costs of any reports, proxy statements or other notices to stockholders, including printing costs; to the extent the Company is covered by any joint insurance policies, the Company’s allocable portion of the insurance premiums for such policies; direct costs and expenses of administration, including auditor and legal costs; and all other expenses incurred by the Company or its administrator in connection with administering the Company’s business as described in more detail under “Administration Agreement” below.

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

For the years ended December 2023, 2022 and 2021, the Company incurred $13, $11, and $15 respectively, in administrative and other fees, including certain costs that are reimbursable under the investment advisory and management agreement or the administration agreement. As of December 31, 2023 and 2022, $4 and $2, respectively, in administrative and other fees were unpaid and included in “accounts payable and other liabilities” in the accompanying consolidated balance sheet.

4. INVESTMENTS

As of December 31, 2023 and 2022, investments consisted of the following:

	As of December 31,
	2023		2022
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans(2)	$10,313	$10,081	$9,684	$9,373
Second lien senior secured loans	3,980	3,753	4,218	3,934
Subordinated certificates of the SDLP(3)	1,316	1,288	1,274	1,249
Senior subordinated loans	1,150	1,096	1,163	1,079
Preferred equity	2,457	2,460	2,095	2,027
Ivy Hill Asset Management, L.P.(4)	1,763	1,987	2,048	2,201
Other equity	1,689	2,209	1,561	1,917
Total	$22,668	$22,874	$22,043	$21,780
________________________________________

(1)The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest or dividends.

(2)First lien senior secured loans include certain loans that the Company classifies as “unitranche” loans. The total amortized cost and fair value of the loans that the Company classified as “unitranche” loans were $5,786 and $5,667 respectively, as of December 31, 2023, and $4,983 and $4,841, respectively, as of December 31, 2022.

(3)The proceeds from these certificates were applied to co-investments with Varagon Capital Partners (“Varagon”) and its clients to fund first lien senior secured loans to 22 and 22 different borrowers as of December 31, 2023 and 2022, respectively.

(4)Includes the Company’s subordinated loan and equity investments in IHAM (as defined below), as applicable.

The Company uses GICS for classifying the industry groupings of its portfolio companies. The industrial and geographic compositions of the Company’s portfolio at fair value as of December 31, 2023 and 2022 were as follows:

	As of December 31,
	2023	2022
Industry
Software and Services	23.2%	21.9%
Health Care Services	12.1	10.8
Financial Services(1)	11.5	13.3
Commercial and Professional Services	9.8	9.5
Investment Funds and Vehicles(2)	5.8	6.0
Insurance Services	5.1	5.2
Consumer Services	4.3	4.2
Power Generation	4.2	4.5
Consumer Durables and Apparel	3.1	3.7
Media and Entertainment	2.8	2.1
Retailing and Distribution	2.5	2.2
Capital Goods	2.4	3.6
Energy	2.2	2.0
Food and Beverage	2.1	2.0
Consumer Staples Distribution and Retail	1.8	1.6
Other	7.1	7.4
Total	100.0%	100.0%
________________________________________

(1)Includes the Company’s investment in IHAM.

(2)Includes the Company’s investment in the SDLP (as defined below), which had made first lien senior secured loans to 22 and 22 different borrowers as of December 31, 2023 and 2022, respectively. The portfolio companies in the SDLP are in industries similar to the companies in the Company’s portfolio.

	As of December 31,
	2023	2022
Geographic Region
Midwest	24.7%	23.9%
West(1)	24.3	24.5
Southeast	18.5	17.1
Mid-Atlantic	13.3	14.9
Northeast(2)	13.2	14.0
International	6.0	5.6
Total	100.0%	100.0%
________________________________________

(1)Includes the Company’s investment in the SDLP, which represented 5.6% and 5.7% of the total investment portfolio at fair value as of December 31, 2023 and 2022, respectively.

(2)Includes the Company’s investment in IHAM, which represented 8.7% and 10.1% of the total investment portfolio at fair value as of December 31, 2023 and 2022, respectively.

As of December 31, 2023 and 2022, loans on non-accrual status represented 1.3% of the total investments at amortized cost (or 0.6% at fair value) and 1.7% at amortized cost (or 1.1% at fair value), respectively.

Ivy Hill Asset Management, L.P.

Ivy Hill Asset Management, L.P. (“IHAM”), a wholly owned portfolio company of the Company, is an asset manager and an SEC-registered investment adviser. As of December 31, 2023, IHAM had assets under management of approximately $13.5 billion. As of December 31, 2023, IHAM managed 20 vehicles (the “IHAM Vehicles”). IHAM earns fee income from managing the IHAM Vehicles and has also invested in certain of these vehicles as part of its business strategy. The amortized cost of IHAM’s total investments as of December 31, 2023 and 2022 was $2,288 and $2,370, respectively. For the years ended December 2023, 2022 and 2021, IHAM had management and incentive fee income of $56, $49 and $31, respectively, and investment-related income of $328, $188 and $91, respectively, which included net realized gains or losses on investments and other transactions.

 The amortized cost and fair value of the Company’s investment in IHAM as of December 31, 2023 and 2022 were as follows:

	As of December 31,
	2023		2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated loan	$62	$62	$500	$500
Equity	1,701	1,925	1,548	1,701
Total investment in IHAM	$1,763	$1,987	$2,048	$2,201

The interest income and dividend income that the Company earned from IHAM for the years ended December 31, 2023, 2022 and 2021 were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Interest income	$29	$23	$3
Dividend income	$243	$205	$93

From time to time, IHAM or certain IHAM Vehicles may purchase investments from, or sell investments to, the Company. For any such sales or purchases by the IHAM Vehicles to or from the Company, the IHAM Vehicle must obtain approval from third parties unaffiliated with the Company or IHAM, as applicable. During the years ended December 31, 2023, 2022 and 2021, IHAM or certain of the IHAM Vehicles purchased $1,193, $3,358 and $2,407, respectively, of loans from the Company. For the years ended December 31, 2023, 2022 and 2021, the Company recognized $13, $20 and $7, respectively, of net realized losses from these sales. During the years ended December 31, 2023 and 2022, the Company purchased $85 and $27, respectively, of investments from IHAM or certain IHAM Vehicles. During the year ended December 31, 2021, the Company did not purchase any investments from IHAM or certain IHAM Vehicles.

The yields at amortized cost and fair value of the Company’s investments in IHAM as of December 31, 2023 and 2022 were as follows:

	As of December 31,
	2023		2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated loan	12.0%	12.0%	11.0%	11.0%
Equity(1)	15.1%	13.3%	14.2%	12.9%
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

Selected Financial Information

Pursuant to Rule 4-08(g) of Regulation S-X, selected financial information of IHAM, in conformity with GAAP, as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021 are presented below.

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

	As of December 31, 2023
	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Balance Sheet Information:
Assets
Investments at fair value(2)	$2,274	$9,392	$(2,265)	$9,401
Cash and cash equivalents	9	707	—	716
Other assets	70	100	(68)	102
Total assets	$2,353	$10,199	$(2,333)	$10,219

Liabilities
Debt	$462	$7,459	$—	$7,921
Subordinated note from ARCC	62	—	—	62
Subordinated notes(3)	—	1,280	(992)	288
Other liabilities	17	189	(16)	190
Total liabilities	541	8,928	(1,008)	8,461
Equity
Contributed capital	1,701	—	—	1,701
Accumulated earnings	126	—	—	126
Net unrealized losses on investments and foreign currency transactions	(15)	—	—	(15)
Non-controlling interests in Consolidated IHAM Vehicles(4)	—	1,271	(1,325)	(54)
Total equity	1,812	1,271	(1,325)	1,758
Total liabilities and equity	$2,353	$10,199	$(2,333)	$10,219

	As of December 31, 2022
	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Balance Sheet Information:
Assets
Investments at fair value(2)	$2,340	$8,973	$(2,315)	$8,998
Cash and cash equivalents	5	499	—	504
Other assets	56	94	(51)	99
Total assets	$2,401	$9,566	$(2,366)	$9,601

Liabilities
Debt	$308	$6,968	$—	$7,276
Subordinated note from ARCC	500	—	—	500
Subordinated notes(3)	—	1,374	(1,093)	281
Other liabilities	18	129	(15)	132
Total liabilities	826	8,471	(1,108)	8,189
Equity
Contributed capital	1,547	—	—	1,547
Accumulated earnings	61	—	—	61
Net unrealized losses on investments and foreign currency transactions	(33)	—	—	(33)
Non-controlling interests in Consolidated IHAM Vehicles(4)	—	1,095	(1,258)	(163)
Total equity	1,575	1,095	(1,258)	1,412
Total liabilities and equity	$2,401	$9,566	$(2,366)	$9,601
________________________________________

(1)Consolidated for GAAP purposes only.

(2)The determination of such fair value is determined in accordance with IHAM’s valuation procedures (separate and apart from the Company’s valuation process described elsewhere herein). The amortized cost of IHAM’s total investments as of December 31, 2023 and 2022 was $2,288 and $2,370, respectively. The amortized cost of the total investments of IHAM on a consolidated basis as of December 31, 2023 and 2022 was $9,619 and $9,306, respectively.

(3)Subordinated notes generally represent the most junior capital in certain of the Consolidated IHAM Vehicles and effectively represent equity in such vehicles.

(4)Non-controlling interests in Consolidated IHAM Vehicles includes net unrealized depreciation in the Consolidated IHAM Vehicles of $221 and $309 as of December 31, 2023 and 2022, respectively.

	For the Year Ended December 31, 2023
	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Statement of Operations Information:
Revenues
Investment income	$347	$1,097	$(343)	$1,101
Management fees and other income	56	8	(54)	10
Total revenues	403	1,105	(397)	1,111
Expenses
Interest expense	61	580	—	641
Distributions to subordinated notes	—	193	(150)	43
Management fees and other expenses	15	75	(54)	36
Total expenses	76	848	(204)	720
Net operating income	327	257	(193)	391
Net realized (losses) gains on investments and other transactions	(19)	2	(29)	(46)
Net unrealized gains on investments and other transactions	18	93	(18)	93
Total net realized and unrealized (losses) gains on investments and other transactions	(1)	95	(47)	47
Net income	326	352	(240)	438
Less: Net income attributable to non-controlling interests in Consolidated IHAM Vehicles	—	352	(240)	112
Net income attributable to Ivy Hill Asset Management, L.P.	$326	$—	$—	$326

	For the Year Ended December 31, 2022
	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Statement of Operations Information:
Revenues
Investment income	$188	$594	$(185)	$597
Management fees and other income	49	7	(46)	10
Total revenues	237	601	(231)	607
Expenses
Interest expense	35	264	—	299
Distributions to subordinated notes	—	127	(95)	32
Management fees and other expenses	14	56	(46)	24
Total expenses	49	447	(141)	355
Net operating income	188	154	(90)	252
Net realized losses on investments and other transactions	—	(12)	—	(12)
Net unrealized losses on investments and other transactions	(33)	(279)	31	(281)
Total net realized and unrealized losses on investments and other transactions	(33)	(291)	31	(293)
Net income (loss)	155	(137)	(59)	(41)
Less: Net loss attributable to non-controlling interests in Consolidated IHAM Vehicles	—	(137)	(59)	(196)
Net income attributable to Ivy Hill Asset Management, L.P.	$155	$—	$—	$155

	For the Year Ended December 31, 2021
	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Statement of Operations Information:
Revenues
Investment income	$97	$285	$(93)	$289
Management fees and other income	31	7	(27)	11
Total revenues	128	292	(120)	300
Expenses
Interest expense	5	99	—	104
Distributions to subordinated notes	—	135	(101)	34
Management fees and other expenses	12	38	(27)	23
Total expenses	17	272	(128)	161
Net operating income	111	20	8	139
Net realized (losses) gains on investments and other transactions	(6)	80	(28)	46
Net unrealized gains on investments and other transactions	18	91	(15)	94
Total net realized and unrealized gains on investments and other transactions	12	171	(43)	140
Net income	123	191	(35)	279
Less: Net income attributable to non-controlling interests in Consolidated IHAM Vehicles	—	191	(35)	156
Net income attributable to Ivy Hill Asset Management, L.P.	$123	$—	$—	$123
____________________________________

(1)Consolidated for GAAP purposes only.

Senior Direct Lending Program

The Company has established a joint venture with Varagon, to make certain first lien senior secured loans, including certain stretch senior and unitranche loans, primarily to U.S. middle-market companies. The joint venture is called the Senior Direct Lending Program, LLC (the “Senior Direct Lending Program” or the “SDLP”). In July 2016, the Company and Varagon and its clients completed the initial funding of the SDLP. The SDLP may generally commit and hold individual loans of up to $450. The Company may directly co-invest with the SDLP to accommodate larger transactions. The SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SDLP must be approved by an investment committee of the SDLP consisting of representatives of the Company and Varagon (with approval from a representative of each required).

The Company provides capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and the SDLP Certificates. As of December 31, 2023 and 2022, the Company and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates.

As of December 31, 2023 and 2022, the Company and Varagon and its clients had agreed to make capital available to the SDLP of $6,150 and $6,150, respectively, in the aggregate, of which $1,444 and $1,444, respectively, is to be made available from the Company. The Company will continue to provide capital to the SDLP in the form of the SDLP Certificates, and Varagon and its clients will provide capital to the SDLP in the form of senior notes, intermediate funding notes and the SDLP Certificates. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP as discussed above. Below is a summary of the funded capital and unfunded capital commitments of the SDLP.

	As of December 31,
	2023	2022
Total capital funded to the SDLP(1)	$5,361	$5,127
Total capital funded to the SDLP by the Company(1)	$1,328	$1,274
Total unfunded capital commitments to the SDLP(2)	$260	$294
Total unfunded capital commitments to the SDLP by the Company(2)	$60	$68
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

The amortized cost and fair value of the SDLP Certificates held by the Company and the Company’s yield on its investment in the SDLP Certificates at amortized cost and fair value as of December 31, 2023 and 2022 were as follows:

	As of December 31,
	2023		2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment in the SDLP Certificates	$1,316	$1,288	$1,274	$1,249
Yield on the investment in the SDLP Certificates	13.6%	13.9%	13.5%	13.8%

The interest income from the Company’s investment in the SDLP Certificates and capital structuring service and other fees earned for the years ended December 31, 2023, 2022 and 2021 were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Interest income	$174	$146	$138
Capital structuring service and other fees	$13	$22	$22

As of December 31, 2023 and 2022, the SDLP’s portfolio was comprised entirely of first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in the Company’s portfolio. As of December 31, 2023 and 2022, one of the loans was on non-accrual status. Below is a summary of the SDLP’s portfolio.

	As of December 31,
	2023	2022
Total first lien senior secured loans(1)(2)	$5,431	$5,174
Largest loan to a single borrower(1)	$370	$377
Total of five largest loans to borrowers(1)	$1,650	$1,631
Number of borrowers in the SDLP	22	22
Commitments to fund delayed draw loans(3)	$260	$294
___________________________________________________________________________

(1)At principal amount.

(2)First lien senior secured loans include certain loans that the SDLP classifies as “unitranche” loans. As of December 31, 2023 and 2022, the total principal amount of loans in the SDLP portfolio that the SDLP classified as “unitranche” loans was $4,558 and $4,108, respectively.

(3)As discussed above, these commitments have been approved by the investment committee of the SDLP.

Pursuant to Rule 4-08(g) of Regulation S-X, selected financial information of the SDLP, in conformity with GAAP, as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021 are presented below:

	As of December 31,
	2023	2022
Selected Balance Sheet Information:
Investments at fair value (amortized cost of $5,267 and $5,166, respectively)	$5,129	$4,958
Other assets	192	150
Total assets	$5,321	$5,108

Senior notes	$3,705	$3,538
Intermediate funding notes	139	132
Other liabilities	136	110
Total liabilities	3,980	3,780
Subordinated certificates and members’ capital	1,341	1,328
Total liabilities and members’ capital	$5,321	$5,108

	For the Years Ended December 31,
	2023	2022	2021
Selected Statement of Operations Information:
Total investment income	$570	$365	$282
Interest expense	296	155	91
Other expenses	23	20	18
Total expenses	319	175	109
Net investment income	251	190	173
Net realized and unrealized (losses) gains on investments	(73)	(147)	70
Net increase in members’ capital resulting from operations	$178	$43	$243

5. DEBT

In accordance with the Investment Company Act, the Company is allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 150% after such borrowing. The Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150% effective June 21, 2019. As of December 31, 2023, the aggregate principal amount outstanding of the senior securities issued by the Company was $11,905 and the Company’s asset coverage was 194%.

The Company’s outstanding debt as of December 31, 2023 and 2022 was as follows:

	As of December 31,
	2023					2022
	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$4,758	(2)	$1,413	$1,413		$4,843	(2)	$2,246	$2,246
Revolving Funding Facility	1,775		863	863		1,775		800	800
SMBC Funding Facility	800	(3)	401	401		800	(3)	451	451
BNP Funding Facility	865		575	575		300		245	245
2024 Convertible Notes	403		403	402	(4)	403		403	399	(4)
2023 Notes	—		—	—		750		750	750	(4)
2024 Notes	900		900	899	(4)	900		900	898	(4)
March 2025 Notes	600		600	599	(4)	600		600	597	(4)
July 2025 Notes	1,250		1,250	1,255	(4)	1,250		1,250	1,258	(4)
January 2026 Notes	1,150		1,150	1,146	(4)	1,150		1,150	1,144	(4)
July 2026 Notes	1,000		1,000	993	(4)	1,000		1,000	991	(4)
January 2027 Notes	900		900	905	(4)(5)	—		—	—
June 2027 Notes	500		500	495	(4)	500		500	494	(4)
2028 Notes	1,250		1,250	1,247	(4)	1,250		1,250	1,247	(4)
2031 Notes	700		700	691	(4)	700		700	690	(4)
Total	$16,851		$11,905	$11,884		$16,221		$12,245	$12,210
________________________________________

(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument. Borrowings under the committed Revolving Credit Facility, Revolving Funding Facility, SMBC Funding Facility and BNP Funding Facility (each as defined below) are subject to borrowing base and other restrictions.

(2)Provides for a feature that allows the Company, under certain circumstances, to increase the size of the Revolving Credit Facility (as defined below) to a maximum of $7,137 and $7,265, as of December 31, 2023 and 2022, respectively.

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

(5)The carrying value of the January 2027 Notes as of December 31, 2023 includes a $15 increase as a result of an effective hedge accounting relationship. See Note 6 for additional information.

 The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all the Company’s outstanding debt as of December 31, 2023 were 4.8% and 3.0 years, respectively, and as of December 31, 2022 were 4.2% and 3.6 years, respectively. The weighted average stated interest rate of all the Company’s debt outstanding as of December 31, 2023 includes the impact of interest rate swaps. See Note 6 for additional information on the interest rate swaps.

Revolving Credit Facility

The Company is party to a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), that allows the Company to borrow up to $4,758 at any one time outstanding. The Revolving Credit Facility consists of a $3,656 revolving tranche and a $1,102 term loan tranche. As of December 31, 2023, the end of the revolving periods and the stated maturity dates of the various revolving and term loan tranches of the Revolving Credit Facility were as follows:

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

Under the Revolving Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets (less total liabilities not representing indebtedness) to total indebtedness of the Company and its consolidated subsidiaries (subject to certain exceptions) of not less than 1.5:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Credit Facility. Amounts available to borrow under the Revolving Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets (based on their value as determined pursuant to the Revolving Credit Facility) that are pledged as collateral. As of December 31, 2023, the Company was in compliance in all material respects with the terms of the Revolving Credit Facility.

As of December 31, 2023 and 2022, there was $1,413 and $2,246 outstanding, respectively, under the Revolving Credit Facility. The Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $250 with the ability to increase by an incremental $50 on an uncommitted basis. As of December 31, 2023 and 2022, the Company had $60 and $86, respectively, in letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued. As of December 31, 2023, there was $3,285, available for borrowing (net of letters of credit issued) under the Revolving Credit Facility, subject to borrowing base restrictions.

Since March 31, 2022, the interest rate charged on the Revolving Credit Facility is based on SOFR plus a credit spread adjustment of 0.10% (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in Sterling, Canadian Dollars, Euros and certain other foreign currencies plus a spread adjustment, if applicable) and an applicable spread of either 1.75% or 1.875% or an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility) plus an applicable spread of 0.75% or 0.875%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving exposure and term loans outstanding under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. The Revolving Credit Facility allows for borrowings to be made using one, three or six month SOFR. Prior to March 31, 2022, the interest rate charged on the Revolving Credit Facility was based on London Interbank Offered Rate (“LIBOR”) (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in Sterling, Canadian Dollars, Euros and certain other foreign currencies) plus an applicable spread of either 1.75% or 1.875% or an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility) plus an applicable spread of 0.75% or 0.875%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving exposure and term loans outstanding under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of December 31, 2023, the one, three and six month SOFR was 5.35%, 5.33% and 5.16%, respectively. As of December 31, 2023, the applicable spread in effect was 1.75%. In addition to the stated interest expense on the Revolving Credit Facility, the Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. The Company is also required to pay a letter of credit fee of either 2.00% or 2.125% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility.

The Revolving Credit Facility is secured by certain assets in the Company’s portfolio and excludes investments held by Ares Capital CP under the Revolving Funding Facility, those held by ACJB under the SMBC Funding Facility and those held by AFB under the BNP Funding Facility, each as described below, and certain other investments.

For the years ended December 31, 2023, 2022 and 2021, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Stated interest expense	$122	$71	$21
Credit facility fees	13	10	17
Amortization of debt issuance costs	8	8	7
Total interest and credit facility fees expense	$143	$89	$45
Cash paid for interest expense	$116	$62	$20
Average stated interest rate	6.80%	4.11%	2.14%
Average outstanding balance	$1,795	$1,701	$1,014

Letter of Credit Facility

In May 2023, the Company and Deutsche Bank AG New York Branch (the “DB Issuer”) entered into an uncommitted continuing agreement (the “Letter of Credit Facility”), which allows the DB Issuer to issue letters of credit or demand guarantees, at the request of the Company, on behalf of certain portfolio companies. The Company is required to make payments to the DB Issuer if the portfolio companies were to default on their related payment obligations. The Letter of Credit Facility is secured on a pari passu basis with the Revolving Credit Facility and pursuant to substantially the same collateral as the Revolving Credit Facility. As of December 31, 2023, the DB Issuer had $69 in letters of credit issued under the Letter of Credit Facility.

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

Amounts available to borrow under the Revolving Funding Facility are subject to a borrowing base that applies different advance rates to different types of assets held by Ares Capital CP. Ares Capital CP is also subject to limitations with respect to the loans securing the Revolving Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests and loans with fixed rates, as well as restrictions on portfolio company leverage, all of which may also affect the borrowing base and therefore amounts available to borrow. The Company and Ares Capital CP are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the agreements governing the Revolving Funding Facility. As of December 31, 2023, the Company and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

As of December 31, 2023 and 2022, there was $863 and $800 outstanding, respectively, under the Revolving Funding Facility. Since June 30, 2022, the interest rate charged on the Revolving Funding Facility is based on SOFR plus a credit spread adjustment of 0.10% or a “base rate” (as defined in the agreements governing the Revolving Funding Facility) plus an applicable spread of 1.90% per annum. From December 29, 2021 to June 29, 2022, the interest rate charged on the Revolving Funding Facility was based on one month LIBOR plus 1.90% per annum or a “base rate” (as defined in the agreements governing the Revolving Funding Facility) plus 1.00% per annum. Prior to December 29, 2021, the interest rate charged on the Revolving Funding Facility was based on one month LIBOR plus 2.00% per annum or a “base rate” plus 1.00% per annum. Since December 29, 2021, Ares Capital CP is also required to pay a commitment fee of between 0.50% and 1.25% per annum depending on the size of the unused portion of the Revolving Funding Facility. Prior to and including December 29, 2021, Ares Capital CP was required to pay a commitment fee of between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility.

For the years ended December 31, 2023, 2022 and 2021, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Funding Facility were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Stated interest expense	$61	$31	$15
Credit facility fees	5	5	6
Amortization of debt issuance costs	3	3	4
Total interest and credit facility fees expense	$69	$39	$25
Cash paid for interest expense	$60	$29	$17
Average stated interest rate	7.10%	3.81%	2.33%
Average outstanding balance	$855	$820	$643

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

Amounts available to borrow under the SMBC Funding Facility are subject to a borrowing base that applies an advance rate to assets held by ACJB. ACJB is also subject to limitations with respect to the loans securing the SMBC Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests and loans with fixed rates, as well as restrictions on portfolio company leverage, all of which may also affect the borrowing base and therefore amounts available to borrow. The Company and ACJB are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the SMBC Funding Facility. As of December 31, 2023, the Company and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

As of December 31, 2023 and 2022, there was $401 and $451 outstanding, respectively, under the SMBC Funding Facility. Since April 28, 2023, the interest rate charged on the SMBC Funding Facility is based on an applicable spread of either (i) 1.75% or 2.00% over one month SOFR plus a credit spread adjustment of 0.10% or (ii) 0.75% or 1.00% over a “base rate” (as defined in the agreements governing the SMBC Funding Facility), in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. Prior to April 28, 2023, the interest rate charged on the SMBC Funding Facility was based on an applicable spread of either (i) 1.75% or 2.00% over one month LIBOR or (ii) 0.75% or 1.00% over a “base rate” (as defined in the agreements governing the SMBC Funding Facility), in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. As of December 31, 2023, the applicable spread in effect was 1.75%. ACJB is required to pay a commitment fee of between 0.50% and 1.00% per annum depending on the size of the unused portion of the SMBC Funding Facility.

For the years ended December 31, 2023, 2022 and 2021, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SMBC Funding Facility were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Stated interest expense	$29	$15	$4
Credit facility fees	2	2	6
Amortization of debt issuance costs	2	2	3
Total interest and credit facility fees expense	$33	$19	$13
Cash paid for interest expense	$28	$14	$4
Average stated interest rate	6.92%	3.58%	2.05%
Average outstanding balance	$410	$414	$191

BNP Funding Facility

The Company and the Company’s consolidated subsidiary, ARCC FB Funding LLC (“AFB”), are party to a revolving funding facility (as amended, the “BNP Funding Facility”) with AFB, as the borrower, and BNP Paribas, as the administrative agent and lender, that allows AFB to borrow up to $865 at any one time outstanding. The BNP Funding Facility is secured by all of the assets held by AFB. The end of the reinvestment period and the stated maturity date for the BNP Funding Facility are April 20, 2026 and April 20, 2028, respectively. The reinvestment period and the stated maturity date are both subject to a one-year extension by mutual agreement.

Amounts available to borrow under the BNP Funding Facility are subject to a borrowing base that applies an advance rate to assets held by AFB. AFB is also subject to limitations with respect to the loans securing the BNP Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests and loans with fixed rates, as well as restrictions on portfolio company leverage, all of which may also affect the borrowing base and therefore amounts available to borrow. The Company and AFB are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the BNP Funding Facility. As of December 31, 2023, the Company and AFB were in compliance in all material respects with the terms of the BNP Funding Facility.

As of December 31, 2023 and December 31, 2022, there was $575 and $245, respectively, outstanding under the BNP Funding Facility. Since April 20, 2023, the interest rate charged on the BNP Funding Facility is based on an applicable SOFR or a “base rate” (as defined in the agreements governing the BNP Funding Facility) plus a margin of (i) 2.80% during the reinvestment period and (ii) 3.30% following the reinvestment period. From January 9, 2023 to April 19, 2023, the interest rate charged on the BNP Funding Facility was based on an applicable SOFR or a “base rate” plus a margin of (i) 2.30% during the reinvestment period and (ii) 2.80% following the reinvestment period. From June 29, 2021 to January 8, 2023, the interest rate charged on the BNP Funding Facility was based on three month LIBOR or a “base rate” (as defined in the agreements governing the BNP Funding Facility) plus a margin of (i) 1.80% during the reinvestment period and (ii) 2.30% following the reinvestment period. Prior to June 29, 2021, the interest rate charged on the BNP Funding Facility was based on three month LIBOR (subject to a floor of 0.45%), or a “base rate” (as defined in the agreements governing the BNP Funding Facility) plus a margin that generally ranged between 2.65% and 3.15% (depending on the types of assets such advances relate to), with a weighted average margin floor for all classes of advances of (i) 2.75% during the reinvestment period and (ii) 3.25% following the reinvestment period. As of December 31, 2023, the applicable spread in effect was 2.80%. AFB is required to pay a commitment fee of between 0.00% and 1.25% per annum depending on the size of the unused portion of the BNP Funding Facility. See Note 15 for a subsequent event relating to the BNP Funding Facility.

For the years ended December 31, 2023, 2022 and 2021, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the BNP Funding Facility were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Stated interest expense	$35	$5	$1
Credit facility fees	1	1	4
Amortization of debt issuance costs	2	1	1
Total interest and credit facility fees expense	$38	$7	$6
Cash paid for interest expense	$33	$3	$1
Average stated interest rate	7.90%	4.71%	3.46%
Average outstanding balance	$438	$110	$15

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

In certain circumstances, the 2024 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of its common stock, at the Company’s election, at the conversion rate (listed below as of December 31, 2023) subject to customary anti-dilution adjustments and the requirements of the indenture (the “2024 Convertible Notes Indenture”). The Company has elected to settle its conversion obligations in connection with the 2024 Convertible Notes submitted for conversion on or after December 1, 2023 with a combination of cash and shares of the Company’s common stock. In accordance with the 2024 Convertible Notes Indenture, the Company notified the holders of the 2024 Convertible Notes and the trustee that all 2024 Convertible Notes submitted for conversion on or after December 1, 2023 shall be settled with a specified cash amount (as defined in the 2024 Convertible Notes Indenture) of $1 per $1,000 principal amount of the 2024 Convertible Notes and any additional amounts in stock based on the applicable conversion rate as described in the 2024 Convertible Notes Indenture. In addition, if the Company engages in certain corporate events as described in the 2024 Convertible Notes Indenture, holders of the 2024 Convertible Notes may require the Company to repurchase for cash all or part of the 2024 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2024 Convertible Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

Certain key terms related to the convertible features for the 2024 Convertible Notes as of December 31, 2023 are listed below.

2024 Convertible Notes
Conversion premium	15.0%
Closing stock price at issuance	$17.29
Closing stock price date	March 5, 2019
Conversion price(1)	$19.43
Conversion rate (shares per one thousand dollar principal amount)(1)	51.4589
Conversion date	December 1, 2023
________________________________________

(1)Represents conversion price and conversion rate, as applicable, as of December 31, 2023, taking into account any applicable de minimis adjustments that will be made on the conversion date.

As of December 31, 2023, the principal amount of the 2024 Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

The 2024 Convertible Notes Indenture contains certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a) of the Investment Company Act, or any successor provisions, and to provide financial information to the holders of the 2024 Convertible Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the 2024 Convertible Notes Indenture. As of

December 31, 2023, the Company was in compliance in all material respects with the terms of the 2024 Convertible Notes Indenture.

The 2024 Convertible Notes, as well as any other convertible notes outstanding during the periods presented (collectively referred to as the “Convertible Unsecured Notes”) are accounted for in accordance with ASC 470-20, Debt. Upon conversion of the 2024 Convertible Notes, the Company has elected to pay with a combination of cash and shares of the Company’s common stock. The Company has determined that the embedded conversion options in the 2024 Convertible Notes are not required to be separately accounted for as a derivative under GAAP.

In connection with the issuance of the 2024 Convertible Notes, the Company incurred debt issuance costs of $4. The 2024 Convertible Notes were issued at a discount. The Company records interest expense comprised of both stated interest expense as well as accretion of any original issue discount or debt issuance costs.

As of December 31, 2023, the components of the carrying value of the 2024 Convertible Notes, the stated interest rate and the effective interest rate were as follows:

2024 Convertible Notes
Principal amount of debt	$403
Original issue discount, net of accretion	2
Debt issuance costs, net of amortization	(3)
Carrying value of debt	$402
Stated interest rate	4.625%
Effective interest rate(1)	5.10%
________________________________________

(1)The effective interest rate of the 2024 Convertible Notes is equal to the stated interest rate plus the accretion of original issue discount and amortization of debt issuance costs.

For the years ended December 31, 2023, 2022 and 2021, the components of interest expense and cash paid for interest expense for the 2024 Convertible Notes, as well as any other convertible notes outstanding during the periods presented were as follows.

	For the Years Ended December 31,
	2023	2022	2021
Stated interest expense	$19	$20	$33
Amortization of debt issuance costs	1	1	3
Accretion of original issue discount	2	2	6
Total interest expense	$22	$23	$42
Cash paid for interest expense	$9	$26	$34

Unsecured Notes

The Company has issued certain unsecured notes (each issuance of which is referred to herein using the “defined term” set forth under the “Unsecured Notes” column of the table below and collectively referred to as the “Unsecured Notes”), that pay interest semi-annually and all principal amounts are due upon maturity. Each of the Unsecured Notes may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indentures governing each of the Unsecured Notes, plus any accrued and unpaid interest. Certain key terms related to the features for the Unsecured Notes as of December 31, 2023 are listed below.

Unsecured Notes	Aggregate Principal Amount Issued	Effective Stated Interest Rate	Original Issuance Date	Maturity Date
2024 Notes	$900	4.200%	June 10, 2019	June 10, 2024
March 2025 Notes	$600	4.250%	January 11, 2018	March 1, 2025
July 2025 Notes	$1,250	3.250%	January 15, 2020	July 15, 2025
January 2026 Notes	$1,150	3.875%	July 15, 2020	January 15, 2026
July 2026 Notes	$1,000	2.150%	January 13, 2021	July 15, 2026
January 2027 Notes(1)	$900	7.943%	August 3, 2023	January 15, 2027
June 2027 Notes	$500	2.875%	January 13, 2022	June 15, 2027
2028 Notes	$1,250	2.875%	June 10, 2021	June 15, 2028
2031 Notes	$700	3.200%	November 4, 2021	November 15, 2031
________________________________________

(1)The effective stated interest rate for the January 2027 Notes includes the impact of interest rate swaps.

In February 2023, the Company repaid in full the $750 in aggregate principal amount outstanding of unsecured notes (the “2023 Notes”) upon their maturity. The 2023 Notes bore interest at a rate of 3.500% per annum, payable semi-annually.

In connection with the January 2027 Notes, the Company entered into interest rate swap agreements for a total notional amount of $900 that mature on January 15, 2027 to more closely align the interest rate of such liability with its investment portfolio, which consists of primarily floating rate loans. Under the interest rate swap agreements, the Company receives a fixed interest rate of 7.000% and pays a floating interest rate of one-month SOFR plus 2.581%. The Company designated these interest rate swaps and the January 2027 Notes as a qualifying hedge accounting relationship. See Note 6 for more information on the interest rate swaps.

See Note 15 for a subsequent event relating to an additional issuance of unsecured notes.

For the years ended December 31, 2023, 2022 and 2021, the components of interest expense and cash paid for interest expense for the Unsecured Notes, as well as any other unsecured notes outstanding during the periods presented are listed below.

	For the Years Ended December 31,
	2023	2022	2021
Stated interest expense(1)	$269	$269	$234
Amortization of debt issuance costs	15	15	11
Net amortization of original issue premium/discount	(7)	(6)	(4)
Total interest expense	$277	$278	$241
Cash paid for interest expense	$278	$268	$234
________________________________________

(1)Includes the net interest expense related to the interest rate swaps for the year ended December 31, 2023.

The Unsecured Notes contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a) of the Investment Company Act, or any successor provisions, and to provide financial information to the holders of such notes under certain circumstances. These covenants are subject to important limitations and exceptions set forth in the indentures governing such notes. As of December 31, 2023, the Company was in compliance in all material respects with the terms of the respective indentures governing each of the Unsecured Notes.

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

Foreign Currency Forward Contracts

Certain information related to the Company’s foreign currency forward derivative instruments as of December 31, 2023 and 2022 is presented below.

	As of December 31, 2023
Derivative Instrument	Notional Amount		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract		€190	1/26/2024	$200	$(207)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	168	1/26/2024	120	(124)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	153	1/18/2024	114	(115)	Accounts payable and other liabilities
Foreign currency forward contract		£116	1/26/2024	140	(147)	Accounts payable and other liabilities
Foreign currency forward contract	NZD	71	1/26/2024	41	(45)	Accounts payable and other liabilities
Foreign currency forward contract		£56	8/21/2026	69	(70)	Accounts payable and other liabilities
Foreign currency forward contract	USD	10	1/26/2024	9	(9)	Accounts payable and other liabilities
Foreign currency forward contract	AUD	10	11/17/2026	7	(7)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	4	1/26/2024	3	(3)	Accounts payable and other liabilities
Total				$703	$(727)

	As of December 31, 2022
Derivative Instrument	Notional Amount		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	CAD	264	1/27/2023	$195	$(196)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	242	1/18/2023	178	(179)	Accounts payable and other liabilities
Foreign currency forward contract		€158	1/27/2023	159	(169)	Accounts payable and other liabilities
Foreign currency forward contract		£125	1/27/2023	145	(151)	Accounts payable and other liabilities
Foreign currency forward contract	NZD	59	1/27/2023	34	(37)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	17	1/27/2023	12	(12)	Accounts payable and other liabilities
Total				$723	$(744)

As of December 31, 2023, the counterparties to the Company’s foreign currency forward contracts were Canadian Imperial Bank of Commerce and Royal Bank of Canada. As of December 31, 2022, the counterparty to the Company’s foreign currency forward contracts was Royal Bank of Canada.

Net realized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recognized by the Company for the years ended December 31, 2023, 2022 and 2021 is in the following location in the consolidated statements of operations:

		For the Years Ended December 31,
Derivative Instrument	Statement Location	2023	2022	2021
Foreign currency forward contract	Net realized gains (losses) from foreign currency and other transactions	$(13)	$62	$13
Total		$(13)	$62	$13

Net unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recognized by the Company for the years ended December 31, 2023, 2022 and 2021 is in the following location in the consolidated statements of operations:

		For the Years Ended December 31,
Derivative Instrument	Statement Location	2023	2022	2021
Foreign currency forward contract	Net unrealized gains (losses) from foreign currency and other transactions	$(5)	$(9)	$(14)
Total		$(5)	$(9)	$(14)

Interest Rate Swaps

In connection with the January 2027 Notes, the Company entered into interest rate swap agreements for a total notional amount of $900 that mature on January 15, 2027 to more closely align the interest rate of such liability with its investment portfolio, which consists of primarily floating rate loans. Under the interest rate swap agreements, the Company receives a fixed interest rate of 7.000% and pays a floating interest rate of one-month SOFR plus 2.581%. The Company designated these interest rate swaps and the January 2027 Notes as a qualifying fair value hedge accounting relationship. See Note 5 for more information on the January 2027 Notes.

As of December 31, 2023, the counterparty to the Company’s interest rate swap agreements was Wells Fargo Bank, N.A.

As a result of the Company’s designation of the interest rate swaps as hedging instruments in a qualifying fair value hedge accounting relationship, the Company is required to fair value the hedging instruments and the related hedged items, with the changes in the fair value of each being recorded in interest expense. The net gain related to the fair value hedge was $0 for the year ended December 31, 2023, which is included in “interest and credit facility fees” in the Company’s consolidated statement of operations. The balance sheet impact of fair valuing the interest rate swaps as of December 31, 2023 is presented below:

	As of December 31, 2023
Derivative Instrument(1)	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Amounts
Interest rate swap	$600	1/15/2027	$10	$—	Other assets
Interest rate swap	$300	1/15/2027	5	—	Other assets
Total			$15	$—
________________________________________

(1)The asset related to the fair value of the interest rate swaps is offset by a $15 increase to the carrying value of the January 2027 Notes.

7. COMMITMENTS AND CONTINGENCIES

Investment Commitments

The Company has various commitments to fund investments in its portfolio as described below. As of December 31, 2023 and 2022, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) the Company’s discretion:

	As of December 31,
	2023	2022
Total revolving loan commitments	$1,814	$1,687
Less: funded commitments	(482)	(526)
Total net unfunded revolving loan commitments	1,332	1,161

Total delayed draw loan commitments	952	1,229
Less: unavailable delayed draw loan commitments due to borrowing base or other covenant restrictions	(13)	(13)
Total net unfunded delayed draw loan commitments	939	1,216
Total net unfunded revolving and delayed draw loan commitments	$2,271	$2,377

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

Also included within the total revolving loan commitments as of December 31, 2023 were commitments to issue up to $369 in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2023, the Company had $54 in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For all these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $52 expire in 2024 and $2 expire in 2025 and thereafter.

The Company also has commitments to co-invest in the SDLP for the Company’s portion of the SDLP’s commitments to fund delayed draw loans to certain portfolio companies of the SDLP. See Note 4 for more information.

As of December 31, 2023 and 2022, the Company was party to agreements to fund equity investment commitments as follows:

	As of December 31,
	2023	2022
Total equity commitments	$169	$120
Less: funded equity commitments	(64)	(69)
Total unfunded equity commitments	105	51
Less: equity commitments substantially at discretion of the Company	(43)	(51)
Total net unfunded equity commitments	$62	$—

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

Lease Commitments

The Company is obligated under a number of operating leases pursuant to which it is leasing office facilities from third parties with remaining terms ranging from approximately one to four years. For certain of its operating leases, the Company had previously entered into subleases. The components of operating lease expense for the years ended December 31, 2023, 2022 and 2021 were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Operating lease costs	$9	$9	$10
Less: sublease income	(9)	(9)	(9)
Total operating lease costs(1)	$—	$—	$1
________________________________________

(1)Total operating lease costs are incurred from office leases assumed as part of the Company’s acquisition of American Capital, Ltd. (“American Capital”) (the “American Capital Acquisition”).

Supplemental cash flow information related to operating leases for the years ended December 31, 2023, 2022 and 2021 were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$16	$16	$16
Operating ROU assets obtained in exchange for operating lease liabilities	$8	$9	$11

Supplemental balance sheet information as of December 31, 2023 and 2022 related to operating leases were as follows:

	As of December 31,
	2023	2022
Operating lease ROU assets	$10	$20
Operating lease liabilities	$17	$31
Weighted average remaining lease term (in years)	2.9	3.1
Weighted average discount rate	4.8%	4.2%

The following table shows future minimum lease payments under the Company’s operating leases and a reconciliation to the operating lease liability as of December 31, 2023:

Amount
2024	$6
2025	6
2026	6
Total lease payments	18
Less imputed interest	(1)
Total operating lease liabilities	$17

The following table shows future expected rental payments to be received under the Company’s subleases where the Company is the sublessor as of December 31, 2023:

Amount
2024	$4
2025	4
2026	4
Total	$12

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

In addition to using the above inputs in investment valuations, the Company’s investment adviser, as its valuation designee, continues to employ the net asset valuation policy and procedures that have been reviewed by the Company’s board of directors in connection with their designation of our investment adviser as our valuation designee and are consistent with the provisions of Rule 2a-5 under the Investment Company Act and ASC 820-10 (see Note 2 for more information). Consistent with its valuation policies and procedures, the Company’s investment adviser evaluates the source of inputs, including any markets in which the Company’s investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. Because there is not a readily available market value for most of the investments in the Company’s portfolio, the fair value of the investments must typically be determined using unobservable inputs.

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

The following table presents fair value measurements of cash and cash equivalents, restricted cash, investments, derivatives and unfunded revolving and delayed draw loan commitments as of December 31, 2023:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$535	$535	$—	$—
Restricted cash	$29	$29	$—	$—
Investments not measured at net asset value	$22,868	$48	$736	$22,084
Investments measured at net asset value(1)	6
Total investments	$22,874
Derivatives:
Foreign currency forward contracts	$(24)	$—	$(24)	$—
Interest rate swaps	$15	$—	$15	$—
Unfunded revolving and delayed draw loan commitments(2)	$(32)	$—	$—	$(32)
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

The following tables summarize the significant unobservable inputs the Company’s investment adviser used to value the majority of the Company’s investments categorized within Level 3 as of December 31, 2023 and 2022. The tables are not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the Company’s investment adviser’s determination of fair values.

	As of December 31, 2023
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range		Weighted Average(1)
First lien senior secured loans	$9,584	Yield analysis	Market yield	6.4% - 35.0%		12.7%
Second lien senior secured loans	3,536	Yield analysis	Market yield	10.0% - 37.3%		14.8%
Subordinated certificates of the SDLP	1,288	Discounted cash flow analysis	Discount rate	12.3% - 14.6%		13.3%
Senior subordinated loans	1,073	Yield analysis	Market yield	8.0% - 19.2%		14.6%
Preferred equity	2,456	EV market multiple analysis	EBITDA multiple	4.3x - 35.0x	16.4	x
Ivy Hill Asset Management, L.P.(2)	1,987	Discounted cash flow analysis	Discount rate	11.6% - 32.6%		14.2%
Other equity	2,160	EV market multiple analysis	EBITDA multiple	5.3x - 33.8x		14.8x
Total investments	$22,084
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

The following tables present changes in investments that use Level 3 inputs as of and for the year ended December 31, 2023:

As of and For the Year Ended December 31, 2023
Balance as of December 31, 2022	$21,361
Net realized losses	(173)
Net unrealized gains	457
Purchases	5,585
Sales	(1,532)
Repayments	(3,707)
PIK interest and dividends	354
Net accretion of discount on securities	10
Net transfers in and/or out of Level 3	(271)
Balance as of December 31, 2023	$22,084

Investments were transferred into and out of Level 3 during the year ended December 31, 2023. Transfers into and out of Level 3 were generally as a result of changes in the observability of significant inputs or available market data for certain portfolio companies.

As of December 31, 2023, the net unrealized appreciation on the investments that use Level 3 inputs was $238.

For the year ended December 31, 2023, the total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the Company’s Level 3 assets still held as of December 31, 2023, and reported within the net unrealized gains (losses) on investments, foreign currency and other transactions in the Company’s consolidated statement of operations was $282.

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

The following are the carrying and fair values of the Company’s debt obligations as of December 31, 2023 and 2022. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of December 31,
	December 31, 2023			December 31, 2022
	Carrying Value(1)		Fair Value(5)	Carrying Value(1)		Fair Value(5)
Revolving Credit Facility	$1,413		$1,413	$2,246		$2,246
Revolving Funding Facility	863		863	800		800
SMBC Funding Facility	401		401	451		451
BNP Funding Facility	575		575	245		245
2024 Convertible Notes (principal amount outstanding of $403)	402	(2)	417	399	(2)	428
2023 Notes (principal amount outstanding of $0 and $750, respectively)	—		—	750	(2)	749
2024 Notes (principal amount outstanding of $900)	899	(2)	893	898	(2)	873
March 2025 Notes (principal amount outstanding of $600)	599	(2)	587	597	(2)	570
July 2025 Notes (principal amount outstanding of $1,250)	1,255	(2)	1,198	1,258	(2)	1,157
January 2026 Notes (principal amount outstanding of $1,150)	1,146	(2)	1,107	1,144	(2)	1,059
July 2026 Notes (principal amount outstanding of $1,000)	993	(2)	913	991	(2)	850
January 2027 Notes (principal amount outstanding of $900 and $0, respectively)	905	(2)(3)	927	—		—
June 2027 Notes (principal amount outstanding of $500)	495	(2)	458	494	(2)	427
2028 Notes (principal amount outstanding of $1,250)	1,247	(2)	1,109	1,247	(2)	1,007
2031 Notes (principal amount outstanding of $700)	691	(2)	586	690	(2)	516
Total	$11,884	(4)	$11,447	$12,210	(4)	$11,378
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

(3)The carrying value of the January 2027 Notes as of December 31, 2023 includes a $15 increase as a result of an effective hedge accounting relationship. See Note 6 for additional information.

(4)Total principal amount of debt outstanding totaled $11,905 and $12,245 as of December 31, 2023 and 2022, respectively.

(5)The fair value of these debt obligations would be categorized as Level 2 under ASC 820-10.

9. STOCKHOLDERS’ EQUITY

The Company may from time to time issue and sell shares of its common stock through public or “at the market” offerings. In connection with the issuance of its common stock, the Company issued and sold the following shares of common stock during the year ended December 31, 2023:

Issuances of Common Stock	Number of Shares Issued	Gross Proceeds	Underwriting Fees/Offering Expenses	Net Proceeds	Average Offering Price Per Share(1)
Public offerings	12.1	$236.8	$13.4	$223.4	$19.61	(2)
“At the market” offerings	48.4	941.6	10.7	930.9	$19.44
Total	60.5	$1,178.4	$24.1	$1,154.3

________________________________________

(1)    Represents the gross offering price per share before deducting underwriting discounts and commissions and offering expenses.

(2)    12.1 of the shares were sold to the underwriters for a price of $18.53 per share, which the underwriters were then permitted to sell at variable prices to the public.

“At the Market” Offerings

The Company is party to equity distribution agreements with several banks (the “Equity Distribution Agreements”). The Equity Distribution Agreements provide that the Company may from time to time issue and sell, by means of “at the market” offerings, up to $1,000 of its common stock. Subject to the terms and conditions of the Equity Distribution Agreements, sales of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Under the Equity Distribution Agreements, common stock with an aggregate offering amount of $316 remained available for issuance as of December 31, 2023.

See Note 12 for information regarding shares of common stock issued or purchased in accordance with the Company’s dividend reinvestment plan.

Stock Repurchase Program

The Company is authorized under its stock repurchase program to purchase up to $1,000 in the aggregate of its outstanding common stock in the open market at certain thresholds below its net asset value per share, in accordance with the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing, manner, price and amount of any share repurchases will be determined by the Company, in its sole discretion, based upon an evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The stock repurchase program does not require the Company to repurchase any specific number of shares of common stock or any shares of common stock at all. Consequently, the Company cannot assure stockholders that any specific number of shares of common stock, if any, will be repurchased under the stock repurchase program. As of December 31, 2023, the expiration date of the stock repurchase program was February 15, 2024. The program may be suspended, extended, modified or discontinued at any time. As of December 31, 2023, there was $1,000 available for repurchases under the stock repurchase program.

During the years ended December 31, 2023, 2022 and 2021, the Company did not repurchase any shares of the Company’s common stock under the stock repurchase program.

See Note 15 for a subsequent event relating to the Company’s stock repurchase program.

10. EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted net increase in stockholders’ equity resulting from operations per share for the years ended December 31, 2023, 2022 and 2021:

	For the Year Ended December 31,
	2023	2022	2021
Net increase in stockholders’ equity resulting from operations—basic	$1,522	$600	$1,567
Adjustment for interest expense on 2024 Convertible Notes(1)	17	17	—
Net increase in stockholders’ equity resulting from operations—diluted	$1,539	$617	$1,567

Weighted average shares of common stock outstanding—basic	554	498	446
Assumed conversion of 2024 Convertible Notes	21	20	—
Weighted average shares of common stock outstanding—diluted	575	518	446
Net increase in stockholders’ equity resulting from operations per share—basic	$2.75	$1.21	$3.51
Net increase in stockholders’ equity resulting from operations per share—diluted	$2.68	$1.19	$3.51
________________________________________

(1)    Includes the impact of income based fees.

Subsequent to the adoption of ASU 2020-06 on January 1, 2022, for the purpose of calculating diluted net increase in stockholders’ equity resulting from operations per share for the years ended December 31, 2023 and 2022, the Company utilized the if-converted method which assumes full share settlement for the aggregate value of the 2024 Convertible Notes. Under the allowed modified retrospective method, diluted net increase in stockholders’ equity resulting from operations per share for prior period was not restated to reflect the impact of ASU 2020-06. Prior to the adoption of ASU 2020-06, for the purpose of calculating diluted net increase in stockholders’ equity resulting from operations per share, the average closing price of the Company’s common stock for the year ended December 31, 2021 was less than the conversion price for the 2024 Convertible Notes outstanding as of December 31, 2021 and more than the conversion price for any other convertible unsecured notes outstanding as of December 31, 2021. Therefore, the underlying shares for the intrinsic value of the embedded options in the Convertible Unsecured Notes outstanding during the year ended December 31, 2021 had no impact on the computation of diluted net increase in stockholders’ equity resulting from operations per share.

11. INCOME AND EXCISE TAXES

For U.S. federal income tax purposes, amounts distributed to the Company’s stockholders as dividends are reported as ordinary income, capital gains, or a combination thereof. Dividends paid per common share for the years ended December 31, 2023, 2022 and 2021 were taxable as follows (unaudited):

	For the Years Ended December 31,
	2023	2022	2021
Ordinary income(1)	$1.92	$1.80	$1.62
Capital gains	—	0.07	—
Total(2)	$1.92	$1.87	$1.62
_______________________________________________________________________________

(1)For the years ended December 31, 2023, 2022 and 2021, ordinary income included dividend income of approximately $0.0296, $0.0582 and $0.0461 per share, respectively, that qualified to be taxed at the maximum capital gains rate and, in the case of certain eligible corporate shareholders, dividends that were eligible for the dividends received deduction.

(2)For the years ended December 31, 2023, 2022 and 2021, the percentage of total dividends paid that constituted interest-related dividends were 80.5%, 76.6% and 84.6%, respectively.

The following reconciles net increase in stockholders’ equity resulting from operations to taxable income for the years ended December 31, 2023, 2022 and 2021:

	For the Years Ended December 31,
	2023	2022	2021
	(Estimated)(1)
Net increase in stockholders’ equity resulting from operations	$1,522	$600	$1,567
Adjustments:
Net unrealized losses (gains) on investments, foreign currency and other transactions	(440)	525	(586)
Income not currently taxable(2)	(157)	(232)	(223)
Income for tax but not book	60	90	162
Expenses not currently deductible	21	56	165
Realized gain/loss differences(3)	60	(101)	(199)
Taxable income	$1,066	$938	$886
_______________________________________________________________________________

(1)The calculation of estimated 2023 U.S. federal taxable income is based on certain estimated amounts, including information received from third parties and, as a result, actual 2023 U.S. federal taxable income will not be finally determined until the Company’s 2023 U.S. federal tax return is filed in 2024 (and, therefore, such estimate is subject to change).

(2)Includes a reduction for dividend income from preferred equity that is not taxable until collected totaling $198, $175 and $91, respectively, net of dividend income collected of $11, $71 and $122, respectively, for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Taxable income generally differs from net increase in stockholders’ equity resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized. In addition, on April 1, 2010, the Company acquired Allied Capital Corporation in a “tax-free” merger under the Code, which has caused certain merger-related items to vary in their deductibility for GAAP and tax purposes.

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. As of December 31, 2023, the Company estimates that it will have a capital loss carryforward of approximately $152 available for use in later tax years. While the Company’s ability to utilize losses in the future depends on a variety of factors that cannot be known in advance, approximately $92 of the capital loss carryforwards will be subject to limitations under Section 382 of the Code. The unused balance will be carried forward and utilized as gains are realized, subject to such limitations.

For the year ended December 31, 2023, the Company estimated U.S. federal taxable income exceeded its distributions made from such taxable income during the year; consequently, the Company has elected to carry forward the excess for distribution to shareholders in 2024. The amount carried forward to 2024 is estimated to be approximately $635, substantially all of which is expected to be ordinary income, although these amounts will not be finalized until the 2023 tax returns are filed in 2024. For the years ended December 31, 2022 and 2021, the Company had taxable income in excess of the distributions made from such taxable income during the year, and therefore, the Company elected to carry forward the excess for distribution to shareholders in 2023 and 2022, respectively. The amounts carried forward to 2023 and 2022 were $646 and $679, respectively. To the extent that the Company determines that its estimated current year annual taxable income will exceed its estimated current year dividends from such taxable income, the Company accrues excise tax on estimated excess taxable income. For the years ended December 31, 2023, 2022 and 2021, a net expense of $23, $30 and $24, respectively, was recorded for U.S. federal excise tax. The net expense for the years ended December 31, 2023 and 2021 each included a reduction in expense related to an expected refund request arising from the overpayment of the prior year’s excise tax of $2 and $1, respectively.

As of December 31, 2023, the estimated cost basis of investments for U.S. federal tax purposes was $22.5 billion resulting in estimated gross unrealized gains and losses of $1.3 billion and $1.7 billion, respectively. As of December 31, 2022, the estimated cost basis of investments for U.S. federal tax purposes was $22.0 billion resulting in estimated gross unrealized gains and losses of $1.0 billion and $1.2 billion, respectively. As of December 31, 2023, the cost of investments for U.S. federal tax purposes was less than the amortized cost of investments for book purposes of $22.7 billion. As of December 31, 2022, the cost of investments for U.S. federal tax purposes was less than the amortized cost of investments for book purposes of $22.0 billion.

The Company may adjust the classification of stockholders’ equity as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes (including excise taxes), among other items. These adjustments are reclassifications among the individual components of stockholders’ equity and have no effect on total stockholders’ equity. For the year ended December 31, 2023, the Company decreased capital in excess of par value by $20 and increased accumulated undistributed/ (overdistributed) earnings by $20 in the consolidated statement of stockholders’ equity. After adjusting for these reclassifications, the capital in excess of par value, accumulated undistributed net investment income, accumulated net realized losses and accumulated net unrealized gains were $10,738, $659, $(256) and $59, respectively. The adjustments made for the year ended December 31, 2023 are based on certain estimated amounts and assumptions and, as a result, such adjustments are subject to change until the Company’s 2023 U.S. federal tax return is filed in 2024. For the year ended December 31, 2022, the Company decreased capital in excess of par value by $22 and increased accumulated undistributed/(overdistributed) earnings by $22 in the consolidated statement of stockholders’ equity. After adjusting for these reclassifications, the capital in excess of par value, accumulated undistributed net investment income, accumulated net realized losses and accumulated net unrealized losses were $9,556, $519, $(146) and $(375), respectively.

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. For the years ended December 31, 2023, 2022 and 2021, the Company recorded a net tax expense (benefit) of approximately $(3), $25 and $6, respectively, for these subsidiaries.

12. DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared and payable during the years ended December 31, 2023, 2022 and 2021:

Date declared	Record date	Payment date	Per share amount		Total amount
October 24, 2023	December 15, 2023	December 28, 2023	$0.48		$280
July 25, 2023	September 15, 2023	September 29, 2023	0.48		271
April 25, 2023	June 15, 2023	June 30, 2023	0.48		266
February 7, 2023	March 15, 2023	March 31, 2023	0.48		261
Total dividends declared and payable for the year ended December 31, 2023			$1.92		$1,078

October 25, 2022	December 15, 2022	December 29, 2022	$0.48		$249
February 9, 2022	December 15, 2022	December 29, 2022	0.03	(1)	15
July 26, 2022	September 15, 2022	September 30, 2022	0.43		219
February 9, 2022	September 15, 2022	September 30, 2022	0.03	(1)	15
April 26, 2022	June 15, 2022	June 30, 2022	0.42		208
February 9, 2022	June 15, 2022	June 30, 2022	0.03	(1)	15
February 9, 2022	March 15, 2022	March 31, 2022	0.42		205
February 9, 2022	March 15, 2022	March 31, 2022	0.03	(1)	15
Total dividends declared and payable for the year ended December 31, 2022			$1.87		$941

October 26, 2021	December 15, 2021	December 30, 2021	$0.41		$191
July 28, 2021	September 15, 2021	September 30, 2021	0.41		189
April 28, 2021	June 15, 2021	June 30, 2021	0.40		177
February 10, 2021	March 15, 2021	March 31, 2021	0.40		175
Total dividends declared and payable for the year ended December 31, 2021			$1.62		$732
___________________________________________________________________________
(1)Represents an additional dividend.

The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. When the Company issues new shares in connection with the dividend reinvestment plan, the issue price is equal to the closing price of its common stock on the dividend payment date. Dividend reinvestment plan activity for the years ended December 31, 2023, 2022 and 2021, was as follows:

	For the Years Ended December 31,
	2023		2022		2021
Shares issued	2.5		1.5		1.9
Average issue price per share	$19.48		$19.58		$19.86
Shares purchased by plan agent to satisfy dividends declared and payable during the period for stockholders	0.8	(1)	1.6	(2)	—
Average purchase price per share	$18.35		$17.85		$—
___________________________________________________________________________
(1)Shares were purchased in April 2023.

(2)Shares were purchased in July 2022 and October 2022.

13. RELATED PARTY TRANSACTIONS

In accordance with the investment advisory and management agreement, the Company bears all costs and expenses of the operation of the Company and reimburses its investment adviser or its affiliates for certain of such costs and expenses paid for by the investment adviser or its affiliates on behalf of the Company. For the years ended December 2023, 2022 and 2021, the Company’s investment adviser or its affiliates incurred and the Company reimbursed such expenses totaling $9, $5 and $5, respectively.

The Company has entered into agreements with Ares Management LLC and IHAM, pursuant to which Ares Management LLC and IHAM are entitled to use the Company’s proprietary portfolio management software. For the years ended December 2023, 2022 and 2021, amounts payable to the Company under these agreements totaled $0, $0 and $0, respectively.

In November 2022, the Company completed a public underwritten equity offering. In connection with this offering, Ares Capital Management LLC paid the underwriters approximately $2, or $0.24 per share. This payment is not subject to reimbursement by the Company.

See Notes 3, 4 and 5 for descriptions of other related party transactions.

14. FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights as of and for the years ended December 31, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016, 2015 and 2014:

	As of and For the Year Ended December 31,
Per Share Data:	2023	2022	2021	2020	2019
Net asset value, beginning of period(1)	$18.40	$18.96	$16.97	$17.32	$17.12
Issuances of common stock	0.01	0.10	0.11	—	0.02
Repurchases of common stock	—	—	—	0.11	—
Net investment income for period(2)	2.28	2.19	1.66	1.87	1.90
Net realized and unrealized gains (losses) for period(2)	0.47	(0.98)	1.84	(0.73)	(0.04)
Net increase in stockholders’ equity	2.76	1.31	3.61	1.25	1.88
Total distributions to stockholders(3)	(1.92)	(1.87)	(1.62)	(1.60)	(1.68)
Net asset value at end of period(1)	$19.24	$18.40	$18.96	$16.97	$17.32
Per share market value at end of period	$20.03	$18.47	$21.19	$16.89	$18.65
Total return based on market value(4)	19.94%	(3.83)%	36.18%	(0.86)%	30.49%
Total return based on net asset value(5)	15.65%	7.13%	21.97%	5.20%	12.14%
Shares outstanding at end of period	582	519	468	423	431
Ratio/Supplemental Data:
Net assets at end of period	$11,201	$9,555	$8,868	$7,176	$7,467
Ratio of operating expenses to average net assets(6)(7)	12.78%	10.19%	13.05%	10.27%	9.92%
Ratio of net investment income to average net assets(6)(8)	12.10%	11.73%	9.19%	11.39%	11.01%
Portfolio turnover rate(6)	26%	37%	60%	40%	38%

	As of and For the Years Ended December 31,
Per Share Data:	2018	2017	2016	2015	2014
Net asset value, beginning of period(1)	$16.65	$16.45	$16.46	$16.82	$16.46
Issuances of common stock	—	(0.01)	—	0.01	—
Repurchases of common stock	—	—	—	(0.01)	—
Deemed contribution from Ares Capital Management	—	0.13	—	—	—
Issuances of convertible notes	—	0.04	—	—	—
Net investment income for period(2)	1.63	1.20	1.57	1.62	1.43
Net realized and unrealized gains (losses) for period(2)	0.38	0.36	(0.06)	(0.41)	0.50
Net increase in stockholders’ equity	2.01	1.72	1.51	1.21	1.93
Total distributions to stockholders(3)	(1.54)	(1.52)	(1.52)	(1.57)	(1.57)
Net asset value at end of period(1)	$17.12	$16.65	$16.45	$16.46	$16.82
Per share market value at end of period	$15.58	$15.72	$16.49	$14.25	$15.61
Total return based on market value(4)	8.91%	4.55%	26.39%	1.35%	(3.32)%
Total return based on net asset value(5)	12.10%	10.53%	9.15%	7.16%	11.79%
Shares outstanding at end of period	426	426	314	314	314
Ratio/Supplemental Data:
Net assets at end of period	$7,300	$7,098	$5,165	$5,173	$5,284
Ratio of operating expenses to average net assets(6)(7)	8.63%	9.45%	9.59%	9.51%	10.46%
Ratio of net investment income to average net assets(6)(8)	9.60%	7.65%	9.58%	9.75%	8.71%
Portfolio turnover rate(6)	54%	51%	39%	42%	39%

_________________________________________________________________________________

(1)The net assets used equals the total stockholders’ equity on the consolidated balance sheet.

(2)Weighted average basic per share data.

(3)Includes additional dividend of (a) $0.12 per share for the year ended December 31, 2022, (b) $0.08 per share for the year ended December 31, 2019, (c) $0.05 per share for the year ended December 31, 2015 and (d) $0.05 per share for the year ended December 31, 2014.

(4)For the year ended December 31, 2023, the total return based on market value equaled the increase of the ending market value at December 31, 2023 of $20.03 per share from the ending market value at December 31, 2022 of $18.47 per share plus the declared and payable dividends of $1.92 per share for the year ended December 31, 2023, divided by the market value at December 31, 2022. For the year ended December 31, 2022, the total return based on market value equaled the decrease of the ending market value at December 31, 2022 of $18.47 per share from the ending market value at December 31, 2021 of $21.19 per share plus the declared and payable dividends of $1.87 per share for the year ended December 31, 2022, divided by the market value at December 31, 2021. For the year ended December 31, 2021, the total return based on market value equaled the increase of the ending market value at December 31, 2021 of $21.19 per share from the ending market value at December 31, 2020 of $16.89 per share plus the declared and payable dividends of $1.62 per share for the year ended December 31, 2021, divided by the market value at December 31, 2020. For the year ended December 31, 2020, the total return based on market value equaled the decrease of the ending market value at December 31, 2020 of $16.89 per share from the ending market value at December 31, 2019 of $18.65 per share plus the declared and payable dividends of $1.60 per share for the year ended December 31, 2020, divided by the market value at December 31, 2019. For the year ended December 31, 2019, the total return based on market value equaled the increase of the ending market value at December 31, 2019 of $18.65 per share from the ending market value at December 31, 2018 of $15.58 per share plus the declared and payable dividends of $1.68 per share for the year ended December 31, 2019, divided by the market value at December 31, 2018. For the year ended December 31, 2018, the total return based on market value equaled the decrease of the ending market value at December 31, 2018 of $15.58 per share from the ending market value at December 31, 2017 of $15.72 per share plus the declared and payable dividends of $1.54 per share for the year ended December 31, 2018, divided by the market value at December 31, 2017. For the year ended December 31, 2017, the total return based on market value equaled the decrease of the ending market value at December 31, 2017 of $15.72 per share from the ending market value at

December 31, 2016 of $16.49 per share plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2017, divided by the market value at December 31, 2016. For the year ended December 31, 2016, the total return based on market value equaled the increase of the ending market value at December 31, 2016 of $16.49 per share from the ending market value at December 31, 2015 of $14.25 per share plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2016, divided by the market value at December 31, 2015. For the year ended December 31, 2015, the total return based on market value equaled the decrease of the ending market value at December 31, 2015 of $14.25 per share from the ending market value at December 31, 2014 of $15.61 per share plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2015, divided by the market value at December 31, 2014. For the year ended December 31, 2014, the total return based on market value equaled the decrease of the ending market value at December 31, 2014 of $15.61 per share from the ending market value at December 31, 2013 of $17.77 per share plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2014, divided by the market value at December 31, 2013. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5)For the year ended December 31, 2023, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.92 per share for the year ended December 31, 2023, divided by the beginning net asset value for the period. For the year ended December 31, 2022, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.87 per share for the year ended December 31, 2022, divided by the beginning net asset value for the period. For the year ended December 31, 2021, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.62 per share for the year ended December 31, 2021, divided by the beginning net asset value for the period. For the year ended December 31, 2020, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.60 per share for the year ended December 31, 2020, divided by the beginning net asset value for the period. For the year ended December 31, 2019, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.68 per share for the year ended December 31, 2019, divided by the beginning net asset value for the period. For the year ended December 31, 2018, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.54 per share for the year ended December 31, 2018, divided by the beginning net asset value for the period. For the year ended December 31, 2017, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2017, divided by the beginning net asset value for the period. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan, the issuance of common stock in connection with any equity offerings and the equity components of any convertible notes issued during the period. For the year ended December 31, 2016, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2016, divided by the beginning net asset value for the period. For the year ended December 31, 2015, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2015, divided by the beginning net asset value for the period. For the year ended December 31, 2014, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2014, divided by the beginning net asset value for the period. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(6)The ratios reflect an annualized amount.

(7)For the years ended December 31, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016, 2015 and 2014, the ratio of operating expenses to average net assets consisted of the following:

	For the Years Ended December 31,
	2023	2022	2021	2020	2019
Base management fees	3.11%	3.27%	3.14%	3.10%	2.78%
Income based fees and capital gains incentive fees, net of the fee waiver	3.66%	1.61%	4.80%	1.80%	2.23%
Income based fees and capital gains incentive fees excluding the fee waiver	3.66%	1.61%	4.80%	1.80%	2.64%
Cost of borrowing	5.60%	4.89%	4.61%	4.54%	3.94%
Other operating expenses	0.41%	0.42%	0.50%	0.83%	0.97%

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
Base management fees	2.49%	2.57%	2.64%	2.55%	2.51%
Income based fees and capital gains incentive fees, net of the fee waiver	2.24%	2.18%	2.29%	2.31%	2.90%
Income based fees and capital gains incentive fees excluding the fee waiver	2.79%	2.32%	2.29%	2.31%	2.90%
Cost of borrowing	3.33%	3.37%	3.58%	4.32%	4.24%
Other operating expenses	0.57%	1.33%	1.08%	0.33%	0.81%

(8)The ratio of net investment income to average net assets excludes income taxes related to realized gains and losses.

15. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2023, except as discussed below.

In January 2024, the Company’s board of directors appointed Paul Cho as Chief Accounting Officer of the Company, effective as of February 15, 2024. As previously announced, the Company’s Chief Accounting Officer, Vice President and Treasurer, Scott Lem, has been appointed as its new Chief Financial Officer, also effective February 15, 2024. Scott Lem will succeed Penni Roll, the Company’s current Chief Financial Officer, effective the same date. Penni Roll will remain at Ares Management in a senior leadership capacity as well as an officer of the Company.

In January 2024, the Company issued $1,000 in aggregate principal amount of unsecured notes that mature on March 1, 2029 and bear interest at a rate of 5.875% per annum (the “2029 Notes”). The 2029 Notes pay interest semi-annually and all principal is due upon maturity. The 2029 Notes may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indenture governing the 2029 Notes, and any accrued and unpaid interest. The 2029 Notes were issued at a discount to the principal amount. In connection with the 2029 Notes, the Company entered into an interest rate swap agreement for a total notional amount of $1,000 that matures on March 1, 2029. Under the interest rate swap agreement, the Company receives a fixed interest rate of 5.875% and pays a floating interest rate of one-month SOFR plus 2.026%.

In January 2024, the Company’s board of directors authorized an amendment to the Company’s existing stock repurchase program to extend the expiration date of the program from February 15, 2024 to February 15, 2025. Under the program, the Company may repurchase up to $1,000 in the aggregate of its outstanding common stock in the open market at a price per share that meets certain thresholds below its net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors.

In February 2024, the Company and the Company's consolidated subsidiary, AFB, entered into an agreement to amend the BNP Funding Facility. The amendment, among other things, adjusted the interest rate charged on the BNP Funding Facility from an applicable SOFR or a “base rate” (as defined in the BNP Funding Facility) plus a margin of (i) 2.80% during the reinvestment period and (ii) 3.30% following the reinvestment period to an applicable SOFR or a “base rate” plus a margin of (i) 2.65% during the reinvestment period and (ii) 3.15% following the reinvestment period.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARES CAPITAL CORPORATION

By:	/s/ R. KIPP DEVEER
R. Kipp deVeer Chief Executive Officer and Director
Date: February 7, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ R. KIPP DEVEER
R. Kipp deVeer Chief Executive Officer (principal executive officer) and Director
Date: February 7, 2024

By:	/s/ PENNI F. ROLL
Penni F. Roll Chief Financial Officer (principal financial officer)
Date: February 7, 2024

By:	/s/ SCOTT C. LEM
Scott C. Lem Chief Accounting Officer (principal accounting officer)
Date: February 7, 2024

By:	/s/ MICHAEL J AROUGHETI
Michael J Arougheti Director
Date: February 7, 2024

By:	/s/ ANN TORRE BATES
Ann Torre Bates Director
Date: February 7, 2024

By:	/s/ MARY BETH HENSON
Mary Beth Henson Director
Date: February 7, 2024

By:	/s/ DANIEL KELLY, JR.
Daniel Kelly, Jr. Director
Date: February 7, 2024

By:	/s/ STEVEN B. MCKEEVER
Steven B. McKeever Director
Date: February 7, 2024

By:	/s/ MICHAEL PARKS
Michael Parks Director
Date: February 7, 2024

By:	/s/ ROBERT L. ROSEN
Robert L. Rosen Director
Date: February 7, 2024

By:	/s/ BENNETT ROSENTHAL
Bennett Rosenthal Director
Date: February 7, 2024

By:	/s/ ERIC B. SIEGEL
Eric B. Siegel Director
Date: February 7, 2024

By:	/s/ MICHAEL SMITH
Michael Smith Director
Date: February 7, 2024