Form 10-K/A
period 2023-12-31
ARES CAPITAL CORP
filed 2024-03-22
CIK 1287750

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2023, based on the closing price on that date of $18.79 on The NASDAQ Global Select Market, was approximately $10,407,974,589. As of March 20, 2024, there were 606,777,220 shares of the registrant’s common stock outstanding.

Portions of the registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 are incorporated by reference into Part III of this Amendment No. 1.

EXPLANATORY NOTE

Ares Capital Corporation, a Maryland corporation, (together with its subsidiaries, where applicable, “Ares Capital or the “Company”, which may also be referred to as “we”, “us” or “our”), is filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the Securities and Exchange Commission (“SEC”) on February 7, 2024 (the “Form 10-K”), to include the audited financial statements of Ivy Hill Asset Management, L.P. (“IHAM”), our unconsolidated, wholly owned portfolio company, for the year ended December 31, 2023. IHAM consolidated financial statements for the year ended December 31, 2023 (Exhibit 99.2) are included in Part IV, Item 15 of this filing.

We have determined that IHAM has met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X for which we are required, pursuant to Rule 3-09 of Regulation S-X, to attach separate audited financial statements as an exhibit to our Form 10-K. In accordance with Rule 3-09(b), the separate audited financial statements of IHAM are being filed as an amendment to the Form 10-K within 90 days after the end of IHAM’s fiscal year, December 31, 2023.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules

The following documents are filed as part of this Annual Report:

1.    Financial Statements

The following financial statements and related notes were filed as part of the Annual Report on Form 10-K filed with the SEC on February 7, 2024:

Consolidated Balance Sheet as of December 31, 2023 and 2022
Consolidated Statement of Operations for the years ended December 31, 2023, 2022 and 2021
Consolidated Schedules of Investments as of December 31, 2023 and 2022
Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021
Consolidated Statement of Cash Flows for the years ended December 31, 2023, 2022 and 2021

The following financial statements and related notes of Ivy Hill Asset Management, L.P. are included in the Amendment No. 1 on Form 10-K/A pursuant to Rule 3-09 of Regulation S-X:

Consolidated Balance Sheet as of December 31, 2023 and 2022
Consolidated Statement of Operations for the years ended December 31, 2023, 2022 and 2021
Consolidated Statement of Changes in Equity for the years ended December 31, 2023, 2022 and 2021
Consolidated Statement of Cash Flows for the years ended December 31, 2023, 2022 and 2021

2.    Financial Statement Schedules—None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

3.    Exhibits.

Number	Document
3.1	Articles of Amendment and Restatement, as amended(1)
3.2	Third Amended and Restated Bylaws, as amended(2)
4.1	Form of Stock Certificate(3)
4.2	Form of Subscription Certificate(4)
4.3	Indenture, dated as of October 21, 2010, between Ares Capital Corporation and U.S. Bank National Association, as trustee(5)
4.4	Eighth Supplemental Indenture, dated as of January 11, 2018, relating to the 4.250% Notes due 2025, between Ares Capital Corporation and U.S. Bank National Association, as trustee(6)
4.5	Form of 4.250% Notes due 2025(6)
4.6	Ninth Supplemental Indenture, dated as of March 8, 2019, relating to the 4.625% Convertible Notes due 2024, between Ares Capital Corporation and U.S. Bank National Association, as trustee(7)
4.7	Form of 4.625% Convertible Senior Notes due 2024(7)
4.8	Tenth Supplemental Indenture, dated as of June 10, 2019, relating to the 4.200% Notes due 2024, between Ares Capital Corporation and U.S. Bank National Association, as trustee(8)
4.9	Form of 4.200% Notes due 2024(8)
4.10	Eleventh Supplemental Indenture, dated as of January 15, 2020, relating to the 3.250% Notes due 2025, between the Company and U.S. Bank National Association, as trustee(9)
4.11	Form of 3.250% Notes due 2025(9)
4.12	Twelfth Supplemental Indenture, dated as of July 15, 2020, relating to the 3.875% Notes due 2026, between the Company and U.S. Bank National Association, as trustee(10)
4.13	Form of 3.875% Notes due 2026 (10)

Number	Document
4.14	Thirteenth Supplemental Indenture, dated as of January 13, 2021, relating to the 2.150% Notes due 2026, between the Company and U.S. Bank National Association, as trustee(11)
4.15	Form of 2.150% Notes due 2026(11)
4.16	Fourteenth Supplemental Indenture, dated as of June 10, 2021, relating to the 2.875% Notes due 2028, between the Company and U.S. Bank National Association, as trustee(12)
4.17	Form of 2.875% Notes due 2028(12)
4.18	Fifteenth Supplemental Indenture, dated as of November 4, 2021, relating to the 3.200% Notes due 2031, between the Company and U.S. Bank National Association, as trustee(13)
4.19	Form of 3.200% Notes due 2031(13)
4.20	Sixteenth Supplemental Indenture, dated as of January 13, 2022, relating to the 2.875% Notes due 2027, between the Company and U.S. Bank National Association, as trustee (14)
4.21	Form of 2.875% due 2027(14)
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

Number	Document
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

10.47	Omnibus Amendment No. 7, dated as of December 31, 2019, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012 and the Purchase and Sale Agreement, dated as of January 20, 2012)(52)
10.48	Amendment No. 8, dated as of May 28, 2021, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012)(53)
10.49	Amendment No. 9, dated as of April 28, 2023, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012)(54)
10.50	Uncommitted Continuing Agreement for Standby Letters of Credit and Demand Guarantees, dated as of May 11, 2023, between Ares Capital Corporation and Deutsche Bank AG New York Branch, as the issuer(55)
10.51	Equity Distribution Agreement, dated as of April 25, 2023, among Ares Capital Corporation, Ares Capital Management LLC, Ares Operations LLC and Regions Securities LLC(56)
10.52	Equity Distribution Agreement, dated as of April 25, 2023, among Ares Capital Corporation, Ares Capital Management LLC, Ares Operations LLC and Truist Securities, Inc.(56)
10.53	Equity Distribution Agreement, dated as of July 25, 2023, among Ares Capital Corporation, Ares Capital Management LLC, Ares Operations LLC and Jefferies LLC(57)
10.54	Equity Distribution Agreement, dated as of July 25, 2023, among Ares Capital Corporation, Ares Capital Management LLC, Ares Operations LLC and Mizuho Securities USA LLC(57)
11.1	Statement of Computation of Per Share Earnings(58)
21.1	Subsidiaries of Ares Capital Corporation(59)
23.1	Consent of Independent Registered Public Accounting Firm(59)
23.2	Consent of Independent Auditors*
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97.1	Clawback Policy(59)
99.1	Report of Independent Registered Public Accounting Firm on Supplemental Information(59)
99.2	Audited Consolidated Financial Statements of Ivy Hill Asset Management, L.P. for the year ended December 31, 2023*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
________________________________________

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to Exhibits 3.1, 10.1 and 10.3, as applicable, to the Company’s Form 10-Q (File No. 814-00663) for the quarter ended March 31, 2023 filed on April 25, 2023.

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2018, filed on February 12, 2019.
(3)	Incorporated by reference to Exhibit (d) to the Company’s pre effective Amendment No. 2 to the Registration Statement under the Securities Act of 1933, as amended, on Form N 2 (File No. 333 114656), filed on September 28, 2004.
(4)	Incorporated by reference to Exhibit (d)(4) to the Company’s pre effective Amendment No. 2 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-149139), filed on April 9, 2008.
(5)	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8 K (File No. 814 00663), filed on October 22, 2010.
(6)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on January 11, 2018.
(7)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8 K (File No. 814 00663), filed on March 8, 2019.
(8)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8 K (File No. 814 00663), filed on June 10, 2019.
(9)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8 K (File No. 814 00663), filed on January 15, 2020.
(10)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed July 15, 2020.
(11)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8 K (File No. 814-00663), filed on January 13, 2021.
(12)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on June 10, 2021.
(13)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on November 4, 2021.
(14)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on January 13, 2022.
(15)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on August 3, 2023.
(16)	Incorporated by reference to Exhibit 4.23 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2019, filed on February 12, 2020.
(17)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2018, filed on February 12, 2019.
(18)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on June 7, 2019.
(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 814-00663) for the quarter ended June 30, 2007, filed on August 9, 2007.
(20)	Incorporated by reference to Exhibit (j) to the Company’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-158211), filed on May 28, 2009.
(21)	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2014, filed on February 26, 2015.
(22)	Incorporated by reference to Exhibit 99(k)(3) to the Company’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-114656), filed on September 17, 2004.
(23)	Incorporated by reference to Exhibits (k)(3) and (k)(4), as applicable, to the Company’s Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-188175), filed on April 26, 2013.
(24)	Incorporated by reference to Exhibits 10.2 through 10.4, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on January 25, 2010.
(25)	Incorporated by reference to Exhibits 10.1 through 10.3, as applicable, to the Company’s Form 8-K (File No. 814-0663), filed on June 8, 2012.
(26)	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q (File No. 814-00663) for the quarter ended March 30, 2010, filed on May 10, 2010.
(27)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 19, 2011.
(28)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on October 14, 2011.
(29)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 19, 2012.
(30)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 28, 2013.
(31)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on May 15, 2014.

(32)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 4, 2017.
(33)	Incorporated by reference to Exhibits 10.22 and 10.27, as applicable, to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2021, filed on February 9, 2022.
(34)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 814-00663), filed on October 3, 2018.
(35)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on December 17, 2018.
(36)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on June 19, 2019.
(37)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on February 3, 2020.
(38)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on January 3, 2022.
(39)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on July 1, 2022.
(40)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on January 24, 2012.
(41)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on June 16, 2020.
(42)	Incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K (File No. 814-00663), for the year ended December 30, 2020, filed on February 10, 2021.
(43)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on July 1, 2021.
(44)	Incorporated by reference to Exhibits 10.37 and 10.38, as applicable, to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2022, filed on February 7, 2023.
(45)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on December 19, 2023.
(46)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on September 17, 2012.
(47)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on December 23, 2013.
(48)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on July 1, 2015.
(49)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on August 28, 2017.
(50)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on September 13, 2018.
(51)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on September 10, 2019.
(52)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 2, 2020.
(53)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on May 28, 2021.
(54)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on May 4, 2023.
(55)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on May 17, 2023.
(56)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on April 25, 2023.
(57)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on July 25, 2023.
(58)	Included in Note 10 to the Company’s Notes to Consolidated Financial Statements filed herewith.
(59)	Incorporated by reference to Exhibits 21.1, 23.1, 97.1 and 99.1, as applicable, to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2023, filed on February 7, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARES CAPITAL CORPORATION

Date: March 22, 2024	By:	/s/ R. KIPP DEVEER
R. Kipp deVeer Chief Executive Officer (principal executive officer) and Director

Date: March 22, 2024	By:	/s/ SCOTT C. LEM
Scott C. Lem Chief Financial Officer (principal financial officer)

Date: March 22, 2024	By:	/s/ PAUL CHO
Paul Cho Chief Accounting Officer (principal accounting officer)